Form 10-Q
period 1993-12-31
TRINITY INDUSTRIES INC
filed 1994-02-09
CIK 99780

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1993

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to


Commission file number  1-6903


                    TRINITY INDUSTRIES, INC.
     (Exact name of Registrant as specified in its charter)

Incorporated Under the Laws              75-0225040
 of the State of Delaware             (I.R.S. Employer
                                        Identification No.)

  2525 Stemmons Freeway
     Dallas, Texas                      75207-2401
  (Address of Principal                 (Zip Code)
   Executive Offices)

  Registrant's Telephone Number,
      Including Area Code             (214) 631-4420




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
90 days.
                                      Yes     X     No


                           39,635,147

(Number of shares of common stock outstanding as of December 31,
1993)



                                  Part I

Item 1 - Financial Statements


                         Trinity Industries, Inc.
                        Consolidated Balance Sheet
                                (unaudited)
                    (in millions except per share data)


                                             December 31   March 31
Assets                                           1993        1993

Cash and cash equivalents . . . . . . . . .   $    5.4     $    7.5
Receivables . . . . . . . . . . . . . . . .      205.1        203.2
Inventories:
  Finished goods. . . . . . . . . . . . . .       25.1         15.5
  Work in process . . . . . . . . . . . . .      101.2         90.9
  Raw material and supplies . . . . . . . .      129.1        104.8
    Total inventories                            255.4        211.2
Property, plant and equipment, at cost:
  Excluding Leasing Subsidiary. . . . . . .      570.2        509.8
  Leasing Subsidiary. . . . . . . . . . . .      485.3        476.9
Less accumulated depreciation:
  Excluding Leasing Subsidiary. . . . . . .     (253.9)      (223.5)
  Leasing Subsidiary. . . . . . . . . . . .     (139.6)      (132.2)
Other assets. . . . . . . . . . . . . . . .       39.2         36.2
                                              $1,167.1     $1,089.1


Liabilities and Stockholders' Equity

Short-term debt . . . . . . . . . . . . . .   $   92.0     $   15.0
Accounts payable and accrued liabilities. .      125.7        140.1
Billings in excess of cost and related
  earnings. . . . . . . . . . . . . . . . .       13.0         32.0
Long-term debt:
  Excluding Leasing Subsidiary. . . . . . .       42.8         49.2
  Leasing Subsidiary. . . . . . . . . . . .      240.6        244.0
Deferred income taxes . . . . . . . . . . .       75.7         85.9
Other liabilities . . . . . . . . . . . . .       18.2         15.6
Stockholders' equity:
  Common stock - par value $1 per share;
   authorized at December 31, 1993 -
   100.0 shares and March 31, 1993 -
   40.0 shares; shares issued and out-
   standing at December 31, 1993 -
   39.6 and March 31, 1993 - 26.1 . . . . .       39.6         26.1
  Capital in excess of par value. . . . . .      210.6        214.5
  Retained earnings . . . . . . . . . . . .      308.9        266.7
                                                 559.1        507.3
                                              $1,167.1     $1,089.1

                         Trinity Industries, Inc.
                       Consolidated Income Statement
                                (unaudited)
                    (in millions except per share data)

                                                       Nine Months Ended
                                                          December 31
                                                        1993       1992
Revenues. . . . . . . . . . . . . . . . . . . . . .   $1,332.2   $1,151.1

Operating costs:
  Cost of revenues. . . . . . . . . . . . . . . . .    1,147.1    1,001.3
  Selling, engineering and administrative expenses.       69.6       69.7
  Interest expense of Leasing Subsidiary. . . . . .       18.0       21.1
  Retirement plans expense. . . . . . . . . . . . .        6.8        8.1
                                                       1,241.5    1,100.2
Operating profit. . . . . . . . . . . . . . . . . .       90.7       50.9

Other (income) expenses:
  Interest income . . . . . . . . . . . . . . . . .       (1.4)      (1.0)
  Interest expense - excluding Leasing Subsidiary .        3.7        3.5
  Other, net. . . . . . . . . . . . . . . . . . . .       (1.1)      (0.2)
                                                           1.2        2.3
Income before income taxes and cumulative effect
 of change in accounting for income taxes . . . . .       89.5       48.6

Provision for income taxes:
  Current . . . . . . . . . . . . . . . . . . . . .       29.1       13.5
  Deferred. . . . . . . . . . . . . . . . . . . . .        5.2        4.8
  Effect of statutory rate increase . . . . . . . .        2.1         -
                                                          36.4       18.3
Income before cumulative effect of accounting
 change for income taxes. . . . . . . . . . . . . .       53.1       30.3

Cumulative effect as of April 1, 1993 of change
 in method of accounting for income taxes . . . . .        7.9         -

Net income. . . . . . . . . . . . . . . . . . . . .   $   61.0   $   30.3

Income per common and common equivalent share
 before cumulative effect of accounting change
 for income taxes . . . . . . . . . . . . . . . . .   $   1.32   $   0.87

Cumulative effect of accounting change for income
 taxes. . . . . . . . . . . . . . . . . . . . . . .       0.20         -

Net income per common and common equivalent share .   $   1.52   $   0.87

Weighted average number of common and common
 equivalent shares outstanding. . . . . . . . . . .       40.2       34.9


Earnings per share for the nine months ended December 31, 1992 is restated for the three-for-two stock split distributed on August 31, 1993.

                         Trinity Industries, Inc.
                       Consolidated Income Statement
                                (unaudited)
                    (in millions except per share data)


                                                       Three Months Ended
                                                           December 31
                                                        1993        1992
Revenues. . . . . . . . . . . . . . . . . . . . . .    $466.4      $392.6

Operating costs:
  Cost of revenues. . . . . . . . . . . . . . . . .     403.3       337.8
  Selling, engineering and administrative expenses.      24.7        25.3
  Interest expense of Leasing Subsidiary. . . . . .       5.9         7.0
  Retirement plans expense. . . . . . . . . . . . .       2.4         2.1
                                                        436.3       372.2

Operating profit. . . . . . . . . . . . . . . . . .      30.1        20.4


Other (income) expenses:
  Interest income . . . . . . . . . . . . . . . . .      (0.7)       (0.2)
  Interest expense - excluding Leasing Subsidiary .       1.4         1.1
  Other, net. . . . . . . . . . . . . . . . . . . .      (0.5)       (0.2)
                                                          0.2         0.7

Income before income taxes  . . . . . . . . . . . .      29.9        19.7


Provision for income taxes:
  Current . . . . . . . . . . . . . . . . . . . . .      10.2         5.8
  Deferred. . . . . . . . . . . . . . . . . . . . .       1.2         1.6
                                                         11.4         7.4
Net income. . . . . . . . . . . . . . . . . . . . .    $ 18.5      $ 12.3


Net income per common and common equivalent share .    $ 0.46      $ 0.35

Weighted average number of common and common
 equivalent shares outstanding. . . . . . . . . . .      40.2        34.9


Earnings per share for the three months ended December 31, 1992 is restated for the three-for-two stock split distributed on August 31, 1993.

                         Trinity Industries, Inc.
                  Consolidated Statement of Cash Flows
                                (unaudited)
                               (in millions)
                                                         Nine Months Ended
                                                            December 31
                                                          1993       1992
Cash flows from operating activities:
 Net income. . . . . . . . . . . . . . . . . . . . . . . $ 61.0     $ 30.3
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation:
    Excluding Leasing Subsidiary . . . . . . . . . . . .   29.5       27.5
    Leasing Subsidiary . . . . . . . . . . . . . . . . .   14.2       16.5
   Deferred provision for income taxes . . . . . . . . .    5.2        4.8
   (Gain) loss on sale of property, plant and equipment.   (0.1)       0.1
   Cumulative effect of change in accounting for
    income taxes. . . . . . . . . . . . . . . . . . . .    (7.9)        -
   Effect of statutory tax rate increase. . . . . . . .     2.1         -
   Other. . . . . . . . . . . . . . . . . . . . . . . .    (0.5)       0.5
   Changes in assets and liabilities:
    Decrease in receivables . . . . . . . . . . . . . .     0.2       12.6
    (Increase) decrease in inventories. . . . . . . . .   (40.6)      15.4
    Increase in other assets . . . . . . . .  . . . . .    (7.4)      (7.0)
    Increase (decrease) in accounts payable
     and accrued liabilities. . . . . . . . . . . . . .   (26.1)       7.0
    Decrease in billings in excess of cost and
     related earnings . . . . . . . . . . . . . . . . .   (19.0)      (1.2)
    Increase (decrease) in other liabilities. . . . . .     2.5       (1.3)
      Total adjustments . . . . . . . . . . . . . . . .   (47.9)      74.9
   Net cash provided by operating activities. . . . . .    13.1      105.2

Cash flows from investing activities:
 Proceeds from sale of property, plant and equipment. .    14.6        2.5
 Capital expenditures:
  Excluding Leasing Subsidiary. . . . . . . . . . . . .   (29.9)     (28.0)
  Leasing Subsidiary. . . . . . . . . . . . . . . . . .   (27.0)     (55.7)
 Payment for purchase of acquisitions, net of
  cash acquired . . . . . . . . . . . . . . . . . . . .   (31.5)     (14.9)
 Cash of acquired subsidiary. . . . . . . . . . . . . .     0.1        0.7
   Net cash required by investing activities. . . . . .   (73.7)     (95.4)

Cash flows from financing activities:
 Issuance of common stock . . . . . . . . . . . . . . .     8.5        3.2
 Net borrowings under short-term debt . . . . . . . . .    77.0      (20.0)
 Proceeds from issuance of long-term debt . . . . . . .    20.0       60.0
 Payments to retire long-term debt. . . . . . . . . . .   (29.8)     (27.8)
 Dividends paid . . . . . . . . . . . . . . . . . . . .   (17.2)     (13.2)
   Net cash provided by financing activities. . . . . .    58.5        2.2
Net increase (decrease) in cash and cash equivalents. .    (2.1)      12.0
Cash and cash equivalents at beginning of year. . . . .     7.5        6.1
Cash and cash equivalents at end of period. . . . . . .  $  5.4     $ 18.1

Supplemental schedule of non-cash investing and
 financing activities:
  Common stock issued for acquisition . . . . . . . . .  $  0.9     $  3.1




                         Trinity Industries, Inc.
              Consolidated Statement of Stockholders' Equity
                                (unaudited)
               (in millions except share and per share data)



                                           Common  Capital
                                           Stock      in                 Total
                                           $1.00    Excess               Stock-
                                 Common     Par     of Par   Retained   holders'
                                 Shares    Value    Value    Earnings    Equity
Balance at March 31, 1992 as
   as previously reported. .   21,117,470   $21.1   $116.4     $208.1    $345.6
 Adjustment for pooling of
  interests. . . . . . . . .    1,621,448     1.6     (0.6)      29.6      30.6
 Adjustment for cumulative
  effect on prior years of
  the change in method of
  accounting for inventory
  for pooled company . . . .        -          -        -         2.8       2.8
Balance at March 31, 1992
  as restated. . . . . . . .   22,738,918    22.7    115.8      240.5     379.0
 Other . . . . . . . . . . .      380,945     0.4      5.8         -        6.2
 Net income. . . . . . . . .         -         -        -        30.3      30.3
 Cash dividends
  ($0.58 per share). . . . .         -         -        -       (13.5)    (13.5)
Balance December 31, 1992. .   23,119,863   $23.1   $121.6     $257.3    $402.0



Balance March 31, 1993 . . .   26,076,549   $26.1   $214.5     $266.7    $507.3
 Three-for-two stock split .   13,158,164    13.2    (13.2)        -         -
 Other . . . . . . . . . . .      400,434     0.3      9.3         -        9.6
 Net income. . . . . . . . .         -         -        -        61.0      61.0
 Cash dividends
  ($0.4733 per share). . . .         -         -        -       (18.8)    (18.8)
Balance December 31, 1993. .   39,635,147   $39.6   $210.6     $308.9    $559.1


The number of authorized shares of common stock was increased from 40,000,000 to 100,000,000 at the Annual Meeting of Stockholders held July 21, 1993.

Combined dividends per share for the nine months ended December 31, 1992 were calculated by dividing the sum of the cash dividends declared by Trinity and the cash dividends declared by Syro, Inc. (formerly Syro Steel Company), the pooled company, by the total number of common shares outstanding. Individ-ually, for the nine months ended December 31, 1992, Trinity's dividend was $0.60 per share and Syro's dividend was $0.12 per share.

Dividends per share for the current fiscal year were $0.1333 in the first quarter and $0.17 per share in the second quarter and third quarter.




The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of the Registrant. In the opinion of the Registrant, all adjustments, consisting only of normal and recurring adjustments necessary to a fair presentation of the financial position of the Registrant as of December 31, 1993 and March 31, 1993, the results of operations for the nine and three month periods ended December 31, 1993 and 1992 and cash flows for the nine month periods ended December 31, 1993 and 1992, in conformity with generally accepted accounting principles, have been made.


                         Trinity Industries, Inc.
                Notes to Consolidated Financial Statements
                             December 31, 1993

Income Taxes

Effective April 1, 1993, Trinity adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This Statement requires a change from the deferred to the liability method of computing income taxes. As permitted by Statement No. 109, Trinity has elected not to restate the financial statements of any prior period. The effect of the change on pretax income for the period ended December 31, 1993 is not material. The cumulative effect of applying the change in accounting method is a decrease in Trinity's deferred tax liability and a nonrecurring credit of $7.9 million or $0.20 earnings per share.

The components of the deferred taxes at April 1, 1993 were as follows: (in millions)

     Deferred tax liabilities:

         Excess of tax depreciation over financial
          statement depreciation. . . . . . . . . . . .    $ 94.1

             Total deferred tax liabilities . . . . . .      94.1

     Deferred tax assets:

         Profits on long-term contracts recorded on
          the percentage of completion method . . . . .       0.8
         Pensions and other benefits. . . . . . . . . .      16.8
         Accounts receivable and inventory valuation. .       0.4
         Other. . . . . . . . . . . . . . . . . . . . .       2.8
             Total deferred tax assets. . . . . . . . .      20.8

             Net deferred tax liabilities . . . . . . .    $ 73.3

Item 2 - Management's Discussion and Analysis of Consolidated Financial Condition and Statement of Operations



                            FINANCIAL CONDITION

The increase in 'Inventories' at December 31, 1993 compared to March 31, 1993 is due primarily to the increased level of business in the Railcars and Construction Products segments.

The increase in 'Property, plant and equipment, at cost: Excluding Leasing Subsidiary' is due principally to certain acquisitions in the Railcars, Marine Products, and Construction Products segments.

The increase in 'Short-term debt' is due principally to the acquisitions stated above and to support increased levels of business.


                          Statement of Operations

                  Nine Months Ended December 31, 1993 vs.
                    Nine Months Ended December 31, 1992

'Revenues' increased in the current nine month period compared to the same period of a year ago due primarily to increased business in the Railcars and Construction Products segments. The increase was offset somewhat by decreased revenues recorded by the Marine Products segment.

Driven by the replacement market for railcars, demand continues for both freight and tank cars and railcar related products. Railcar segment orders on hand increased significantly during the current quarter. The increase in Construction Products' 'Revenues' is due to the acquisition of certain Texas concrete operations in fiscal 1993 and 1994 coupled with increased demand for the Registrant's highway related products. Although demand in the Marine Products segment remains strong, current period comparable 'Revenues' are lower due to the completion of a significant contract in the prior year.

The increase in 'Operating profit' in the current period is principally due to the improved results from the Railcars, Construction Products and Leasing segments. 'Operating profit' for the Containers segment declined somewhat as market conditions for large pressure vessels have become competitive. Marine Products segment 'Operating profit' declined modestly due to the facts stated above, but it's 'Operating profit as a percent of revenues' was slightly higher in the current period compared to the same period of a year ago as market conditions improve for military and commercial vessels.

                 Three Months Ended December 31, 1993 vs.
                   Three Months Ended December 31, 1992

Both 'Revenues' and 'Operating profit' in the current quarter were greater than the same quarter of a year ago due primarily to increased business in the Railcars and Construction Products segments. As stated above, railcar orders during the current quarter increased significantly and infrastructure requirements are fueling expanded production in the Construction Products segment.


                                  Part II


Item 6 - Exhibits and Reports on Form 8-K.

No Form 8-K was filed during the quarter.


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Trinity Industries, Inc.


                            By:  F. Dean Phelps
                                 F. Dean Phelps
                                 Vice President





February 9, 1994