Form 10-K
period 1994-03-31
TRINITY INDUSTRIES INC
filed 1994-06-28
CIK 99780

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                Form 10-K

   (Mark One)

   --      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  |X |               SECURITIES EXCHANGE ACT OF 1934
   --
                  For the fiscal year ended March 31, 1994

                                  OR

   --      TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  |  |               SECURITIES EXCHANGE ACT OF 1934
   --
     For the transition period from                          to

   Commission File Number 1-6903

                         Trinity Industries, Inc.
            ( Exact name of registrant as specified in its charter)

         Delaware                                        75-0225040
 (State of Incorporation)                   (I.R.S. Employer Identification No.)

    2525 Stemmons Freeway
        Dallas, Texas                                    75207-2401
(Address of principal executive offices)                 (Zip Code)

   Registrant's telephone number, including area code  (214) 689-0592

     Securities Registered Pursuant to Section 12(b) of the Act

                                                       Name of each exchange
            Title of each class                         on which registered

         Common stock, $1.00 par value                New York Stock Exchange



               Securities Registered Pursuant to Section 12(g) of the Act:

                                      None



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. --
                                                |X |
                                                 --

     The aggregate market value of voting stock held by nonaffiliates of the Registrant is $1,396,221,638 as of May 27, 1994.

                                39,741,021

   ( Number of Shares of common stock outstanding as of May 27, 1994)

                     DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's 1994 Annual Report to Stockholders for the fiscal year ended March 31, 1994 are incorporated by reference into Parts I, II, and IV hereof and portions of the Registrant's definitive Proxy Statement for the 1994 Annual Meeting of Stockholders to be held
July 20, 1994 are incorporated by reference into Part III hereof.

PART I

Item 1.  Business.

General Development of Business.   Trinity Industries, Inc. (the
"Registrant") was originally incorporated under the laws of the State of Texas in 1933. On March 27, 1987, Trinity became a Delaware corporation by merger into a wholly-owned subsidiary of the same name.

Narrative Description of Business and Financial Information About
Industry Segments. The Registrant is engaged in the manufacture, marketing, and leasing of a variety of metal products consisting principally of (1) "Railcars" (i.e. railroad freight cars), principally tank cars, hopper cars, gondola cars, intermodal cars and miscellaneous other freight cars;
(2) "Marine Products" such as boats, barges and various offshore service vessels for ocean and inland waterway service and military vessels for the United States Government and, to a limited extent, various size vessels for international ocean transportation companies; (3) "Construction Products" such as highway guardrail and highway and railway bridges, power plants, mills, etc, highway safety products, passenger loading bridges and conveyor systems for airports and other people and baggage conveyance requirements, ready-mix concrete production and aggregates including distribution, and providing raw material to owners, contractors and sub-contractors for use in the building and foundation industry; (4)
"Containers" such as (a) extremely large, heavy pressure vessels and other heavy welded products including industrial silencers, desalinators, evaporators, and gas processing systems, (b) pressure and non-pressure containers for the storage and transportation of liquefied gases, brewery products and other liquid and dry products, and (c) heat transfer equipment for the chemical, petroleum and petrochemical industries; (5) "Metal Components" such as weld fittings (tees, elbows, reducers, caps, flanges, etc.) used in pressure piping systems and container heads (the ends of pressure and non-pressure containers) for use internally and by other manufacturers of containers; and (6) "Leasing" of Registrant manufactured railcars and barges to various industries.

Various financial information concerning the Registrant's industry segments for each of the last three fiscal years is included in the Registrant's 1994 Annual Report to Stockholders on page 22 under the heading "Segment Information", and such section is incorporated herein by reference.

Railcars. The Registrant manufactures railroad freight cars, principally pressure and non-pressure tank cars, hopper cars, intermodal cars and gondola cars used for transporting a wide variety of liquids, gases and dry cargo. Tank cars transport products such as liquefied petroleum gas, liquid fertilizer, sulfur, sulfuric acids and corn syrup. Covered hopper cars carry cargo such as grain, dry fertilizer, plastic pellets and cement. Open-top hoppers haul coal, and top-loading gondola cars transport a variety of heavy bulk commodities such as scrap metals, finished flat steel products, machinery and lumber. Intermodal cars transport various products which have been loaded in containers.

Marine Products.  The Registrant manufactures a variety of marine products pursuant to customer orders.  It produces various types of
vessels   for offshore service including supply, crew, fishing and other types of boats. The Registrant is currently constructing various military vessels for both the United States Army and Navy. The Registrant produces river hopper barges which are used to carry coal, grain and miscellaneous commodities. The purchasers of the Registrant's marine products include inland waterway marine operators, offshore oil and gas drillers and operators, international ocean transportation companies, barge transport companies and domestic and foreign governmental authorities.

Construction Products. The construction products manufactured by the Registrant include beams, girders, columns, highway guardrail and highway safety devices and related barrier products, ready-mix concrete and aggregates, passenger loading bridges, and baggage handling systems. These products are used in the bridge, highway construction and building industries and airports. Some of the sales of beams, girders and columns are to general contractors and subcontractors on highway construction projects. Generally, customers for highway guardrail and highway safety devices are highway departments or subcontractors on highway projects. Passenger loading bridges and conveyor systems are generally sold to contractors, airports, or airlines as part of airport terminal equipment. Ready-mix concrete and aggregates are used in the building and foundation industry and customers include primarily owners, contractors and sub-contractors.

Containers. The Registrant is engaged in manufacturing metal containers consisting of extremely large, heavy pressure vessels and other heavy welded products, including industrial silencers, desalinators, evaporators, and gas processing systems and for the storage and transportation of liquefied petroleum ("LP") gas and anhydrous ammonia fertilizer. Pressure LP gas containers are utilized at industrial plants, utilities, small businesses and in suburban and rural areas for residential heating and cooking needs. Fertilizer containers are manufactured for highway and rail transport, bulk storage, farm storage and the application and distribution of anhydrous ammonia. The Registrant also makes heat transfer equipment for the chemical, petroleum and petrochemical industries and a complete line of custom vessels, standard steam jacketed kettles, mix cookers, and custom-fabricated cooking vessels for the food, meat, dairy, pharmaceutical, cosmetic and chemical industries.

Metal Components. The metal components manufactured by the Registrant are made from ferrous and non-ferrous metals and their alloys and consist principally of butt weld type fittings, flanges and pressure and non-pressure container heads. The weld fittings include caps, elbows, return bends, concentric and eccentric reducers, full and reducing outlet tees, and a full line of pipe flanges, all of which are pressure rated. The Registrant manufactures and stocks, in standard, extra-heavy and double-extra-heavy weights and in various diameters, weld caps, tees, reducers, elbows, return bends, flanges and also manufactures to customer specifications. The basic raw materials for weld fittings and flanges are carbon steel, stainless steel, aluminum, chrome-moly and other metal tubing or seamless pipe and forgings. The Registrant sells its weld fittings and flanges to distributors and to other manufacturers of weld fittings.

Container heads manufactured by the Registrant are pressed metal components used in the further manufacture of a finished product. Since the manufacture of container heads requires a substantial investment in heavy equipment and dies, many other manufacturers order container heads from the Registrant. Container heads are manufactured in various shapes and may be pressure rated or non-pressure, depending on the intended use in further manufacture. Other pressed shapes are also hot- or cold-formed to customer requirements.

Leasing. The Company has one wholly-owned leasing subsidiary, Trinity Industries Leasing Company ("TILC"), which was incorporated in
1979. TILC is engaged in leasing specialized types of railcars, consisting of both tank cars and hopper cars, to industrial companies in the petroleum, chemical, grain, food processing, fertilizer and other industries which supply cars to the railroads. At March 31, 1994, TILC had under lease 10,366 railcars. TILC owns 219 river hopper barges which are operated under an agreement which provides for management of the barges. The barges are generally used for movement of commodities on the inland waterway system, primarily the Mississippi and Missouri Rivers.


Substantially all equipment leased by TILC was purchased from the Registrant at prices comparable to the prices for equipment sold by the Registrant to third parties. As of March 31, 1994, TILC had equipment on lease or available for lease purchased from the Registrant at a cost of $536.1 million. Generally, TILC purchases the equipment to be leased only after a lessee has committed to lease such equipment.

The volume of equipment purchased and leased by TILC depends upon a number of factors, including the demand for equipment manufactured by the Registrant, the cost and availability of funds to finance the purchase of equipment, the Registrant's decision to solicit orders for the purchase or lease of equipment and factors which may affect the decision of the Registrant's customers as to whether to purchase or lease equipment.

Although the Registrant is not contractually obligated to offer to TILC equipment proposed to be leased by the Registrant's customers, it is the Registrant's intention to effect all such leasing transactions through TILC. Similarly, while TILC is not contractually obligated to purchase from the Registrant any equipment proposed to be leased, TILC intends to purchase and lease all equipment which the Registrant's customers desire to lease when the lease rentals and other terms of the proposed lease are satisfactory to TILC, subject to the availability and cost of funds to finance the acquisition of the equipment.

Marketing, Raw Materials, Employees and Competition.  The
Registrant operates only in the continental United States. The Registrant sells substantially all of its products through its own salesmen operating from offices in Montgomery, Alabama; Elizabethtown and Paducah, Kentucky; Shreveport, Louisiana; Flint, Michigan; St. Louis, Missouri; Gulfport, Mississippi; Asheville, North Carolina; Cincinnati and Girard, Ohio; Beaumont, Dallas/Ft. Worth, Houston and Navasota, Texas; and Centerville, Utah. Independent sales representatives are also used to a limited extent. The Registrant markets railcars, containers and metal components throughout the United States. Except in the case of weld fittings, guardrail, and standard size LP gas containers, the Registrant's products are ordinarily fabricated to the customer's specifications pursuant to a purchase order.

The principal materials used by the Registrant are steel plate, structural steel shapes and steel forgings. There are numerous domestic and foreign sources of such steel and most other materials used by the Registrant.

The Registrant currently has approximately 14,700 employees, of which approximately 13,450 are production employees and 1,250 are administrative, sales, supervisory and office employees.

There are numerous companies located throughout the United
States that are engaged in the business of manufacturing various railcars and containers of the types manufactured by the Registrant, and these industries are highly competitive. Companies manufacturing products which compete with the Registrant's construction products consist of numerous other structural fabricators and ready-mix concrete producers, most of which are smaller than the Registrant. Small shipyards located on inland waterways and medium to large size shipyards located on or near ports on navigable waterways produce marine products which compete with those manufactured by the Registrant. Both domestic and foreign manufacturers of metal components, some of which are larger than the Registrant, compete with the Registrant. A number of well-established companies actively compete with TILC in the business of owning and leasing railcars, as well as banks, investment partnerships and other financial and commercial institutions.

Recent Developments. Information concerning the Registrant's business acquisitions are included in the Registrant's 1994 Annual Report to Stockholders under the heading "Business Acquisitions," (pages 23 through 24) and such section is incorporated herein by reference.

Other Matters. The Registrant is not materially affected by federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. To date, the Registrant has not suffered any material shortages with respect to obtaining sufficient energy supplies to operate its various plant facilities or its transportation vehicles. Future limitations on the availability or consumption of petroleum products (particularly natural gas for plant operations and diesel fuel for vehicles) could have an adverse effect upon the Registrant's ability to conduct its business. The likelihood of such an occurrence or its duration, and its ultimate effect on the Registrant's operations, cannot be reasonably predicted at this time.

Item 2. Properties.

The Registrant's principal executive offices are located in a ten story office building containing approximately 107,000 sq. ft. and an adjacent building containing approximately 50,000 sq. ft., each owned by the Registrant, in Dallas, Texas.  The following table sets forth certain salient facts with respect to each of the operating plant properties owned and/or leased by the Registrant at March 31,
1994:
                   Registrant's  Uses of   Approx.
                   Interest in  Premises Bldg. Area Expiration Annual
  Plant Location     Property     (1)     (Sq Ft.)     Date    Rentals
Ackerman, MS          Fee         (e)       78,000      -        -
Asheville, NC        Lease        (a)       94,000   06/30/94 $180,000
Beaumont, TX
 (2 plants)           Fee        (a,b)     431,000      -        -
Bessemer, AL          Fee         (a)    1,183,000      -        -
Brownsville, PA       Fee         (b)      200,000      -        -
Butler, PA            Fee         (a)       40,000      -        -
Butler, PA           Lease        (a)       30,000   12/31/97 $ 65,000
Caruthersville, MO    Fee         (b)      302,000      -        -
Cedartown, GA         Fee         (d)       97,000      -        -
Centerville, UT       Fee         (c)       63,000      -        -
Cincinnati, OH        Fee        (d,e)     150,000      -        -
Crown Point, LA       Fee         (b)       27,000      -        -
Dallas, TX
 (2 plants)           Fee         (a)      447,000      -        -
Denton, TX            Fee         (a)       65,000      -        -
Elizabethtown, KY     Fee         (c)       40,000      -        -
Elkhart, IN           Fee         (e)      125,000      -        -
Enid, OK              Fee         (e)       73,000      -        -
Fairfield, OH        Lease        (d)       72,000   06/30/95 $ 72,000
Ft. Worth, TX
 (6 plants)           Fee       (a,c,d)    973,000      -        -
Girard, OH
 (2 plants)           Fee         (c)      326,000      -        -
Greenville, PA        Fee         (a)      918,000      -        -
Gulfport, MS          Fee         (b)      438,000      -        -
Harvey, LA           Lease        (b)       34,000   03/26/96 $ 86,000
Houston, TX
 (3 plants)           Fee       (b,c,d)    620,000      -        -
Johnstown, PA         Fee         (a)      152,000      -        -
Lima, OH              Fee         (c)       72,000      -        -
Lockport, LA          Fee         (b)       43,000      -        -
Longview, TX
 (4 plants)           Fee        (a,d)     557,000      -        -
Longview, TX         Lease        (a)       57,000   10/31/95 $126,000


 Registrant's  Uses of   Approx.
                   Interest in  Premises Bldg. Area Expiration Annual
  Plant Location     Property     (1)     (Sq Ft.)     Date    Rentals
Madisonville, LA      Fee         (b)      137,000      -        -
McKees Rocks, PA      Fee         (a)      600,000      -        -
Montgomery, AL
 (2 plants)           Fee         (c)      421,000      -        -
Moss Point, MS
 (2 plants)           Fee         (b)      155,000      -        -
Mt. Orab, OH          Fee         (a)      183,000      -        -
Navasota, TX          Fee         (e)      151,000      -        -
New London, MN        Fee         (d)       20,000      -        -
New Orleans, LA      Lease (2)    (b)      254,000   12/31/16 $ 42,000
Oklahoma City, OK     Fee        (a,d)     260,000      -        -
Orange, TX            Fee         (d)      735,000      -        -
Paducah, KY           Fee         (b)       34,000      -        -
Panama City, FL       Fee         (b)       41,000      -        -
Paris, TN             Fee         (a)       21,000      -        -
Pine Bluff, AR        Fee         (d)       34,000      -        -
Quincy, IL            Fee         (d)       95,000      -        -
Rocky Mount, NC       Fee         (d)       53,000      -        -
Saginaw, TX
 (2 plants)           Fee         (a)      263,000      -        -
San Antonio, TX       Fee         (c)      246,000      -        -
Shreveport, LA       Lease        (d)      691,000   11/30/42 $ 12,000
Tulsa, OK             Fee        (a,d)     114,000      -        -
Vidor, TX             Fee         (a)       40,000      -        -
West Memphis, AR      Fee         (e)       63,000      -        -

<FN1>
(1) (a) Manufacture of Railcars
     (b) Manufacture of Marine Products
     (c) Manufacture of Construction Products
     (d) Manufacture of Containers
     (e) Manufacture of Metal Components
<FN2>
(2)  The lease may be canceled by either party after 12/31/96.

All machinery and equipment and the buildings occupied by the Registrant are maintained in good condition. The Registrant estimates that its plant facilities were utilized during the fiscal year at an average of approximately 60 percent of present productive capacity for railcars, 70 percent for Marine Products, 75 percent for Construction Products, 65 percent for Containers, and 75 percent for Metal Components.




Item 3.  Legal Proceedings.
See page 28 of the Registrant's 1994 Annual Report to
Stockholders which is incorporated herein by reference for a discussion of legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1994.

___________________


  PART II


Item 5.  Market for the Registrant's Common Stock and Related
Stockholder Matters.

Market for the Registrant's common stock and related stockholder matters are incorporated herein by reference from the information contained on page 3 under the caption "Corporate Profile" and on page 15 under the caption "Financial Summary" of the Registrant's 1994 Annual Report to Stockholders.

Item 6.  Selected Financial Data.

Selected financial data is incorporated herein by reference from the information contained on page 15 under the caption "Financial Summary" of the Registrant's 1994 Annual Report to Stockholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis of financial condition and results of operations are incorporated herein by reference from the Registrant's 1994 Annual Report to Stockholders, pages 16 through 17.

Other persons, who are not executive officers of the Registrant, are listed on page 30 under the caption "Division Officers" of the Annual Report to Stockholders, and such caption is hereby incorporated by reference.

Item 8.  Financial Statements and Supplementary Data.

Financial statements of the Registrant at March 31, 1994 and 1993 and for each of the three years in the period ended March 31, 1994 and the auditor's report thereon, and the Registrant's unaudited quarterly financial data for the two year period ended March 31, 1994, are incorporated by reference from the Registrant's 1994 Annual Report to Stockholders, pages 18 through 29.


Item 9.  Disagreements on Accounting and Financial Disclosure.

No disclosure required.

______________________



 PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information concerning the directors and executive officers of the Registrant is incorporated herein by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on July 20, 1994, page 3, under the caption "Election of Directors".

  Executive Officers of the Registrant.*

The following table sets forth the names and ages of all executive officers of the Registrant, the nature of any family relationship between them, all positions and offices with the Registrant presently held by them, the year each person first became an officer and the term of each person's office:
                                                              Officer       Term
Name(1)(2)(3)            Age                  Office           Since      Expires(4)
W. Ray Wallace           71          Chairman, President &      1958      July 1994
                                      Chief Executive Officer
Ralph A. Banks, Jr.      70          Senior Vice President      1962      July 1994
Richard G. Brown         70          Senior Vice President      1979      July 1994
K.W. Lewis               55          Senior Vice President      1974      July 1994
Lee D. McElroy           71          Senior Vice President      1992      July 1994
Timothy R. Wallace       40          Director & Group           1993      July 1994
                                      Vice President
William E. Adams         68          Group Vice President       1993      July 1994
John Dane, III           43          Group Vice President       1993      July 1994
John T. Sanford          42          Group Vice President       1993      July 1994
Mark Stiles              45          Group Vice President       1993      July 1994
Jack L. Cunningham, Jr.  49          Vice President             1982      July 1994
John M. Lee              33          Vice President             1994      July 1994
R. A. Martin             59          Vice President             1974      July 1994
F. Dean Phelps, Jr.      50          Vice President             1979      July 1994
Joseph F. Piriano        57          Vice President             1992      July 1994
Neil O. Shoop            50          Treasurer                  1985      July 1994
William J. Goodwin       46          Controller                 1986      July 1994
J.J. French, Jr.         63          Secretary                  1970      July 1994

<FN1>
* This data is furnished as additional information pursuant to instructions to Item 401 to Regulation S-K and in lieu of inclusion in the Registrant's Proxy Statement.

(1)  W. Ray Wallace, Chairman, President & Chief Executive Officer, is the father of Timothy R.
Wallace, a Director and Group Vice President of the Registrant.

(2)  Mr. Adams joined the Registrant in 1990 upon the acquisition by the Registrant of Beaird Industries,
Inc.  For at least five years prior thereto, Mr. Adams was President and General Manager of Beaird.  Mr.
Stiles joined the Registrant in 1991 upon the acquisition by the Registrant of Transit Mix Concrete
Company.  For at least five years prior thereto, Mr. Stiles was Executive Vice President and General
Manager of Transit Mix.  Mr. Piriano was Director of Purchasing for the Registrant for at least the last five years.  Mr. Lee joined the Registrant in 1994.  For at least five years prior thereto, Mr. Lee was a manager for a national public accounting firm.  All of the other above-mentioned executive officers, except Mr. French, have been in the full-time employ of the Registrant or its subsidiaries for more than five years.  Although the titles of certain such officers have changed during the past five years, all have performed essentially the same duties during such period of time.

(3)  Mr. French, an attorney, is President of Joe French & Associates, a Professional Corporation.  For
at least five years prior thereto, Mr. French was employed by Locke Purnell Rain Harrell, a Professional
Corporation.

(4)  It is anticipated that all of such officers will be reelected at the Annual Meeting of the Board of
Directors to be held on July 20, 1994.

Item 11.  Executive Compensation.

Information on executive compensation is incorporated herein by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on July 20, 1994, page 6 under the caption "Executive Compensation and Other Matters".

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on July 20, 1994, page 2, under the caption "Voting
Securities and Stockholders", and page 3, under the caption "Election of Directors".

Item 13.  Certain Relationships and Related Transactions.

                  Information concerning certain relationships and related transactions is incorporated herein by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on July 20, 1994, pages 3 through 4, under the caption "Election of Directors", and page 15, under the caption "Certain Transactions".

                                                            ___________________



                                                                        PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a) 1&2. Financial statements and financial statement schedules.
               The financial statements and schedules listed in the accompanying indices to financial statements and financial statement schedules are filed as part of this Annual Report Form 10-K.

        3.   Exhibits.
               The exhibits listed on the accompanying index to exhibits are filed as part of this Annual
               Report Form 10-K.

   (b)       Reports on Form 8-K
               No Form 8-K was filed during the fourth
               quarter of fiscal 1994.

                     Trinity Industries, Inc.

      Financial Statements and Financial Statement Schedules

               for Inclusion in Annual Report Form 10-K

                     Year Ended March 31, 1994

                     Trinity Industries, Inc.
                  Index to Financial Statements
                and Financial Statement Schedules
                           (Item 14 (a))
                                                                                             REFERENCE
                                                                                                              1994 Annual
                                                                                    Form                       Report to
                                                                                    10-K                      Stockholders
                                                                                   (Page)                        (Page)
Consolidated balance sheet at
 March 31, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   -                           19
For each of the three years in the
  period ended March 31, 1994:
   Consolidated income statement . . . . . . . . . . . . . . . . . . . . . . . . .   -                           18
   Consolidated statement of cash flows. . . . . . . . . . . . . . . . . . . . . .   -                           20
   Consolidated statement of
     stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   -                           21
   Notes to consolidated financial
     statements . . . . . . . . . . . . . . . . .. . . . . . . . . . . . . . . . .   -                           21

Supplemental information:
  Supplementary unaudited quarterly data . . . . . . . . . . . . . . . . . . . . .   -                           29

Consolidated financial statement schedules
  for each of the three years in the
  period ended March 31, 1994:
       V - Property, plant and equipment . . . . . . . . . . . . . . . . . . . . .  12                            -
      VI - Accumulated depreciation and
            amortization of property,
            plant and equipment. . . . . . . . . . . . . . . . . . . . . . . . . .  13                            -
    VIII - Allowance for doubtful accounts . . . . . . . . . . . . . . . . . . . .  14                            -
      IX - Short-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . .  14                            -
       X - Supplementary income statement
            information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14                            -

                  All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements, including the notes thereto.

                  Financial statements of the Registrant's unconsolidated foreign affiliates are not presented herein, because they do not constitute significant subsidiaries.

                  The consolidated financial statements and supplementary information listed in the above index which are included in the 1994 Annual Report to Stockholders are hereby incorporated by reference.

                                                               EXHIBIT (23)

                      Consent of Independent Auditors


                  We consent to the incorporation by reference in this Annual Report (Form 10-K) of Trinity Industries, Inc. of our report dated May 10, 1994, included in the 1994 Annual Report to Stockholders of Trinity Industries,
Inc.

                  Our audits also included the financial statement schedules of Trinity Industries, Inc. listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                  We also consent to the incorporation by reference in Post-Effective Amendment No. 3 to the Registration Statement (Form S-8,
No. 2-64813),
Post-Effective amendment No. 1 to the Registration Statement (Form S-8,
No. 33-10937), Post-Effective Amendment No. 1 to the Registration
Statement (Form S-3, No. 33-12526),  Amendment No. 1 to the
Registration Statement (Form S-3, No. 33-57338), Registration Statement (Form S-8, No. 33-35514), Registration Statement (Form S-8, No. 33-
73026), Registration Statement (Form S-4, No. 33-51709) of Trinity Industries, Inc. and in the related Prospectuses of our report dated May 10, 1994, with respect to the consolidated financial statements and schedules of Trinity Industries, Inc. included or incorporated by reference in this Annual Report (Form 10-K) for the year ended March 31, 1994.





                                                             ERNST & YOUNG




Dallas, Texas
June 28, 1994

                                                             SCHEDULE V
                        Trinity Industries, Inc.
                     Property, Plant and Equipment
               Year Ended March 31, 1994, 1993 and 1992
                           (in millions)
                      Balance at                     Retire-   Balance
                      beginning  Additions  Acquisi-  ments    at end
                       of year    at cost   tions    or sales  of year
Year Ended March 31, 1994
 Land. . . . . . .     $ 26.5     $  0.5    $  2.5    $ -      $   29.5
 Buildings &
  improvements . .      163.0        5.8      11.4      0.9       179.3
 Machinery &
  equipment. . . .      302.1       36.1      30.1      7.3       361.0
 Construction
  in progress. . .       18.2        2.8       -        -          21.0
 Equipment
  on lease . . . .      476.9       40.4       -       38.1       479.2
                       $986.7     $ 85.6    $ 44.0    $46.3    $1,070.0
Year Ended March 31, 1993
 Land. . . . . . .     $ 23.6     $  0.4    $  3.0    $ 0.5    $   26.5
 Buildings &
  improvements . .      155.7        3.9       6.6      3.2       163.0
 Machinery &
  equipment. . . .      276.3       24.1      10.8      9.1       302.1
 Construction
  in progress. . .       10.4        7.8       -        -          18.2
 Equipment
  on lease . . . .      412.2       69.6       -        4.9       476.9
                       $878.2     $105.8    $ 20.4    $17.7    $  986.7
Year Ended March 31, 1992
 Land. . . . . . .     $ 22.2     $  0.2    $  1.2    $ -      $   23.6
 Buildings &
  improvements . .      140.5       10.1       5.3      0.2       155.7
 Machinery &
  equipment. . . .      245.1       18.5      18.2      5.5       276.3
 Construction
  in progress. . .       15.0       (4.9)      0.3      -          10.4
 Equipment
  on lease . . . .      412.0       64.7       -       64.5       412.2
                       $834.8     $ 88.6    $ 25.0    $70.2    $  878.2

                                                              SCHEDULE VI

                        Trinity Industries, Inc.
               Accumulated Depreciation and Amortization
                     of Property, Plant and Equipment
               Year Ended March 31, 1994, 1993 and 1992
                           (in millions)
                                     Additions
                          Balance at charged to
                          beginning  costs and  Retirements Balance at
                           of year    expenses   or sales   end of year
Year Ended March 31, 1994
 Buildings & improvements   $ 59.9    $ 11.8      $ 0.8       $ 70.9

 Machinery & equipment. .    163.6      32.9        4.4        192.1

 Equipment on lease . . .    132.2      20.2       12.5        139.9
                            $355.7    $ 64.9      $17.7       $402.9

Year Ended March 31, 1993
 Buildings & improvements   $ 51.9    $  9.8      $ 1.8       $ 59.9

 Machinery & equipment. .    142.9      27.5        6.8        163.6

 Equipment on lease . . .    115.7      17.2        0.7        132.2
                            $310.5    $ 54.5      $ 9.3       $355.7

Year Ended March 31, 1992
 Buildings & improvements   $ 43.6    $  8.5      $ 0.2       $ 51.9

 Machinery & equipment. .    124.1      24.2        5.4        142.9

 Equipment on lease . . .    125.3      15.6       25.2        115.7
                            $293.0    $ 48.3      $30.8       $310.5

Depreciation is provided on a straight-line basis on estimated useful lives; buildings and improvements - 5 to 33 years, machinery and equipment - 2 to 20 years, and equipment on lease - 5 to 30 years.

                                                               SCHEDULE VIII
                   Trinity Industries, Inc.
                Allowance for Doubtful Accounts
            Year Ended March 31, 1994, 1993 and 1992
                        (in millions)
                                                Additions
                                    Balance at  charged to  Accounts  Balance
                                    beginning   costs and   charged   at end
                                     of year    expenses      off     of year
Year Ended March 31, 1994            $  1.2      $  0.3       $0.5     $ 1.0

Year Ended March 31, 1993            $  1.5      $  0.4       $0.7     $ 1.2

Year Ended March 31, 1992            $  1.4      $  0.2       $0.1     $ 1.5

                                                                  SCHEDULE IX
                   Trinity Industries, Inc.
                     Short-Term Borrowings
            Year Ended March 31, 1994, 1993 and 1992
                        (in millions)
                                     Maximum
                                     amount       Average    Weighted
                          Weighted outstanding    amount     average
               Balance at average  at any month outstanding  interest
                 end of   interest  end during  during the  rate during
                 period    rate     the period    period    the period
Short-term debt:
  1994. . . . .  $192.0     3.57%     $192.0        $78.7       2.70%

  1993. . . . .  $ 15.0     4.00%     $ 33.0        $ 7.2       2.51%

  1992. . . . .  $ 20.0     6.26%     $ 78.0        $27.4       5.39%

                  Notes payable consist principally of borrowings under agreements with various banks and financial institutions.  Borrowings are arranged on an as-
needed basis at various terms.  The average amount outstanding for each period was computed by averaging the ending monthly balances during the year.  The weighted average interest rate for each period was computed by dividing the interest expense by the average amount outstanding.

                                                               SCHEDULE X
                    Trinity Industries, Inc.
         Supplementary Income Statement Information
                           (in millions)

                                 Year Ended March 31
                               1994      1993      1992
Maintenance and repairs . .   $34.5     $30.8     $27.6

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trinity Industries, Inc.
Registrant

By: /s/ F. Dean Phelps, Jr.
                  F. Dean Phelps, Jr.
                  Vice President
                  June 28, 1994

Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:

Directors:                   Principal Executive Officer:
/s/David W. Biegler          /s/ W. Ray Wallace
David W. Biegler             W. Ray Wallace
Director                     President and Chairman
June 28, 1994                June 28, 1994

                             Principal Financial Officer:
                            /s/ K. W. Lewis
Barry J. Galt                K. W. Lewis
Director                     Senior Vice President
June 28, 1994                June 28, 1994

                             Principal Accounting Officer:
/s/Dean P. Guerin            /s/ F. Dean Phelps, Jr.
Dean P. Guerin               F. Dean Phelps, Jr.
Director                     Vice President
June 28, 1994                June 28, 1994

/s/ Jess T. Hay
Jess T. Hay
Director
June 28, 1994

/s/Edmund M. Hoffman
Edmund M. Hoffman
Director
June 28, 1994

/s/Ray J. Pulley
Ray J. Pulley
Director
June 28, 1994


/s/Timothy R. Wallace
Timothy R. Wallace
Director
June 28, 1994

                                 Trinity Industries, Inc.
                                    Index to Exhibits
                                       (Item 14(a))
 NO.                                        DESCRIPTION                                   PAGE
(3.1)    Certificate of Incorporation of Registrant (incorporated by  reference to
         Exhibit 3.A to Registration Statement No. 33-10937 filed April 8, 1987).          *

(3.2)    By-Laws of Registrant (incorporated by reference to Exhibit 3.2 to Form
         10-K filed June 16, 1992).                                                        *

(4.1)    Specimen Common Stock Certificate of Registrant (incorporated by reference
         to Exhibit 3B to Registration Statement No. 33-10937 filed April 8, 1987).        *

(10.1)   Fixed Charges Coverage Agreement dated as of January 15, 1980, between
         Registrant and Trinity Industries Leasing Company (incorporated by reference to Exhibit 10.1 to Registration Statement No. 2-70378 filed
         January 29, 1981).                                                                *

(10.2)   Tax Allocation Agreement dated as of January 22, 1980 between Registrant and its subsidiaries (including Trinity Industries Leasing Company)
         (incorporated by reference to Exhibit 10.2 to Registration Statement
         No. 2-70378 filed January 29, 1981).                                              *

(10.3)   Form of Executive Severance Agreement entered into between the Registrant and all executive officers of the Registrant (other than Mr. French)
         (incorporated by reference to Exhibit 10.3 to Form 10-K filed June 19, 1989).     *

(10.4)   Trinity Industries, Inc., Stock Option Plan With Stock Appreciation Rights
         (incorporated by reference to Registration Statement No. 2-64813 filed
         July 5, 1979, as amended by Post-Effective Amendment No. 1 dated July 1, 1980,
         Post-Effective Amendment No.2 dated August 31, 1984, and Post-Effective
         Amendment No. 3 dated July 13, 1990).                                             *

(10.5)   Directors' Retirement Plan adopted December 11, 1986 incorporated by
         reference to Exhibit 10.6 to Form 10-K filed June 14, 1990).                      *

(10.6)   1989 Stock Option Plan with Stock Appreciation Rights (incorporated by
         reference to Registration Statement No. 33-35514 filed                            *

(10.7)   Supplemental Retirement Benefit Plan for W. Ray Wallace, effective
         July 18, 1990 (incorporated by reference to Exhibit 10.8 to Form 10-K
         filed June 13, 1991).                                                             *

(10.8)   1993 Stock Option and Incentive Plan (incorporated by reference to
         Registration Statement No. 33-73026 filed December 15, 1993)                      *

                             Trinity Industries, Inc.
                        Index to Exhibits -- (Continued)
                                 (Item 14(a))
  NO.                                    DESCRIPTION                                      PAGE
(10.9)    Pension Plan A for Salaried Employees of Trinity Industries, Inc. and
          Certain Affiliates dated August 20, 1985, as amended by Amendment
          No. 1 dated May 27, 1986, Amendment No. 2 dated December 30, 1986,
          Amendment No. 3 dated December 12, 1986, Amendment No. 4 dated
          March 31, 1987, Amendment No. 5 dated March 31, 1987, Amendment
          No. 6 dated December 4, 1987, Amendment No. 7 dated July 26, 1988,
          Amendment No. 8 dated July 28, 1988, Amendment No. 9 dated March
          15, 1989, Amendment No. 10 dated March 31, 1989, and Amendment
          No. 11 dated July 14, 1989 (incorporated by reference to Exhibit 10.9
          to Form 10-K filed June 13, 1991).                                               *

(10.10) Supplemental Profit Sharing Plan for Employees of Trinity Industries Inc.
        and Certain Affiliates dated June 30, 1990, as amended by Amendment
        No. 1 dated June 13, 1991.  Supplemental Profit Sharing Trust for
        Employees of Trinity Industries, Inc. and Certain Affiliates dated June 30,
        1990, as amended by Amendment No. 1 dated June 13, 1991 (incorporated
        by reference to Exhibit 10.10 to Form 10-K filed June 13, 1991).                   *

(13) Annual Report to Stockholders. With the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of Form 10-K, the
        1994 Annual Report to Stockholders is not deemed as a part of this report.

(22)    Listing of subsidiaries of the Registrant.                                        19

(23)    Consent of Independent Auditors.                                                  11

(99.1) Annual Report on Form 11-K for employee stock purchase, savings and similar plans filed pursuant to Rule 15d-21.

Notice:  Exhibit 13 and Exhibit 99.1 have been omitted from the reproduction of this Form 10-K.
A copy of the Exhibits will be furnished upon written request to F. Dean Phelps, Vice
President, Trinity Industries, Inc., P.O. Box 568887, Dallas, Texas 75356-8887.  The Registrant
may impose a reasonable fee for its expenses in connection with providing the above-referenced
Exhibit.

EXHIBIT 13
Corporate Profile

Trinity Industries, Inc. is a large manufacturer of heavy metal products with manufacturing and fabrication operations in six business segments: Railcars, Marine Products, Construction Products, pressure and non-pressure Containers, Metal Components, and Leasing. The Company, headquartered in Dallas, Texas, produces at sixty-seven facilities containing over twelve million square feet of manufacturing space in eighteen states.

The Company has a continuing strategy of growth through internal expansion and strategic acquisitions within its established business segments.

Trinity's stockholders of record numbered more than 2,700 at March 31, 1994. Its common stock is traded on the New York Stock
Exchange under the symbol TRN.



Highlights
(in millions except per share data)
                                                Year Ended March 31
                                             1994        1993       1992
Revenues. . . . . . . . . . . . . . . .   $1,784.9     1,540.0    1,273.3

Income before cumulative effect of change
 in accounting for income taxes . . . .   $   68.3        45.0       24.3
Cumulative effect of change in
 accounting for income taxes. . . . . .        7.9          -          -
Net income. . . . . . . . . . . . . . .   $   76.2        45.0       24.3

Income per common and common equivalent
 share before cumulative effect of
 change in accounting for income taxes.   $   1.69        1.27       0.71

Cumulative effect of change in
 accounting for income taxes. . . . . .       0.20          -          -

Net income per common and common
 equivalent share . . . . . . . . . . .   $   1.89        1.27       0.71

Cash dividends per share (1). . . . . . . $   0.64        0.53       0.53
Stockholders' equity. . . . . . . . . .   $  570.5       507.3      379.0


Total assets:
  Excluding Leasing Subsidiary. . . . .   $  959.5       735.4       716.1
  Leasing Subsidiary. . . . . . . . . .   $  347.3       353.7       305.1
                                          $1,306.8     1,089.1     1,021.2


Capital expenditures (net of business acquisitions):
  Excluding Leasing Subsidiary. . . . .   $   45.2        36.2        24.1
  Leasing Subsidiary. . . . . . . . . .   $   37.6        74.5        64.3
                                          $   82.8       110.7        88.4


(1) Net income per common and common equivalent share and Cash dividends per share for the years ended March 31, 1993 and 1992 are restated for the three-for-two stock split distributed on August 31, 1993.

1994 President's Letter
Trinity Industries, Inc.


     The past year has been a good one for Trinity Industries, Inc. Increased demand for our products spurred internal expansion and strategic acquisitions. Our continued dedication to providing quality products, outstanding service, and competitive prices has been apparent in our ability to maintain or improve our market share in virtually every business segment we serve. Each of our business segments is strong and competitive. Yet, we constantly are seeking ways to operate more efficiently. In this rapidly changing technological age, our employees receive valuable training using advanced methods which result in production enhancement. We constantly monitor technological advancements to provide our employees with the necessary tools for producing quality products in a timely and cost effective manner.

     Our employees have demonstrated a remarkable team effort which has improved communications between all employees. This communication results in more productive employee teams which are capable of meeting production challenges. Our employees are better trained and more experienced than ever before. The Company is committed to manufacturing quality products at competitive prices in surroundings that are secure for employees, environmentally discerning, and socially conscious.
Opportunities exist worldwide for our various business segments. Our product diversification is attracting considerable interest both nationally and internationally and has led us to make strategic acquisitions over the past year. All of these factors serve to strengthen our workforce and streamline our operations. Our employees, as well as our customers, suppliers, and stockholders are realizing the benefits of this company-wide effort.

     For its 1994 fiscal year, Trinity reported record revenues
and net income.   There was an increase in revenues and income
before cumulative effect of accounting change for income taxes of 16% and 52%, respectively. In the twelve month period ended March 31, 1994, revenues were $1.78 billion, and the Company recorded income before cumulative effect of change in accounting for income taxes of $68.3 million, or $1.69 per share. Net income was $76.2 million, or $1.89 per share. For the twelve months of the prior fiscal year, net income of $45.0 million, or $1.27 per share, was recorded on revenues of $1.54 billion. In the three months ended March 31, 1994, revenues totalled $452.7 million. Income before cumulative effect of change in accounting for income taxes of $15.2 million, or $0.38 per share, was recorded. In the prior year's comparable quarter, net income of $14.7 million, or $0.40 per share, was recorded on revenues of $388.9 million.

     Both our Railcars and Marine Products business segments are experiencing growth and are in the enviable position of having an increase in orders on hand. We see the replacement of aging railcars as the contributing factor to the reinvigorated railcar industry. Our Marine Products segment is, likewise, seeing an increased demand for marine vessels and barge replacements.
We are maintaining a program of construction, renovation and expansion to accommodate this growth, and we are installing advanced computer and robotics systems to aid in planning, assembly and delivery of our products. Barring a significant downturn in the economy, the increasing demand for both of these business segments should continue.

     Trinity's Construction Products segment continues to generate new business through strategic entries into markets throughout the United States and expansion of our product lines.
We expect to see continued growth opportunities in the upgrading of our nation's transportation system and improvements in residential, commercial and industrial markets.

     Our Containers segment is composed of two different groups of products. The first group of products is custom specialty vessels to the chemical, petrochemical, refining, food and other industries requiring large, heavy, close tolerance welding and machining in a variety of metals. Although there has been intense competition during the past year, customers are now seeking numerous quotes from us. Probably being fueled by the effective dates of the recent clean air act, this leading indicator usually forecasts a sharp increase in orders on hand.

The second group of products is more oriented to volume production of many similar containers - rather than one of a kind. Generally referred to as the Liquified Petroleum Gases ("LPG") containers, this group of products is influenced by the increase in homebuilding. We have invested in substantial upgrades in our finishing processes which gives our LPG Containers a superior appearance - similar to that of major home appliances. This investment has resulted in Trinity moving ahead in market position.

     Our Metal Components segment continues to provide reliable, responsive service to the chemical, petrochemical, process and refining industries with an even broader offering of quality products anticipated in the year ahead. We will maintain our focus by expanding product lines, striving for the best manufacturing technology available, pursuing cost effective measures, and meeting the needs of our customers.

     Serving customers as an alternative to ownership of Trinity products is our Leasing segment. Leasing of railcars and LPG tanks by Trinity to qualified customers gives the customer flexibility in cash management and administrative procedures. The Leasing segment assists in the marketing of Trinity's products.

     We expect each of our business segments to prosper in the coming year as they support each other, serve expanding markets, and contribute to the success of our customers and Trinity. Our infrastructure and operating strategy will provide us with the competitive edge for the future.

     My outlook for Trinity is one of great optimism for the rest of this decade. Based on our current performance, I foresee more success in the coming year as we meet the needs of our customers. As we work together to provide quality products, deliver excellent service, and compete for the best market value -- customers, suppliers, stockholders, and employees will benefit, and Trinity will prosper. It has been a very good year, and I am extremely grateful to each of you for your loyalty and support. Together, we will make fiscal 1995 even better.

                          Railcars

     Trinity's Railcars segment manufactures a full line of freight and tank railcars and related railcar parts and components. Trinity markets railcars to railroads, leasing companies and private shippers (major corporations and associations who choose to own their own railcars for movement of their commodities and products). Railcars are used to transport bulk products and commodities including coal, grain, cement, plastic raw materials, petroleum products, chemicals, intermodal containers (products bundled in shipping containers designed to fit on railcars and other modes of transportation to minimize shipping costs), lumber, and similar products. Trinity has estab-lished itself as a leading manufacturer of quality railcar products.

     The Railcars segment reported an increase in operating profit of  97.8%
on a 36.4% increase in revenues for fiscal 1994. Revenues were $730.6 million and operating profit was $53.2 million for the year ended March 31, 1994. In the prior fiscal year, revenues of $535.5 million and operating profit of $26.9 million were reported.

     Trinity is focused on providing exceptional value in the railcar products it markets. Internal quality assurance programs involve all Trinity employees in providing quality products and service to customers. QuEST, Trinity's quality assurance program, draws on the suggestions and input of experienced, front line production employees in order to lower operating costs and strive for greater quality of Trinity products.

     Railcar orders on hand at March 31, 1994 were at a record level reflecting customers' confidence in Trinity's abilities as a manufacturer of quality railcar products. Innovative manufacturing, competitive pricing, and quality workmanship combine to position Trinity's Railcars segment as a leader in the railcar industry.

Marine Products

     Trinity's Marine Products segment builds a full line of marine vessels and inland river hopper barges and ocean-going tanker barges, and provides repair of marine vessels and cleaning facilities for barges. Marine vessels and barges generally range from 100 feet to more than 350 feet and include such commercial marine vessels as fishing boats, tugs, supply boats, large offshore barges, inland hopper barges, crew boats, ferries, oceanographic survey boats, tour boats, riverboat casinos, patrol boats, tow boats, and hydrographic survey boats. Trinity's commercial customer base includes many of the major industrial corporations of North America. Trinity builds various smaller and medium size marine vessels for the United States Navy, United States Army and Corps of Engineers. Other customers include several foreign governments and companies. Trinity's broad base of different types of marine vessels and its many years of experience and dependable production have made it an important supplier of marine vessels and barges.

     The Marine Products segment revenues were $360.7 million and operating profit was $28.9 million for the year ended March 31, 1994.
In the prior fiscal year, revenues of $403.2 million and operating profit of $30.8 million were reported.

     The Marine Products segment concentrates on a high level of customer service and satisfaction. At March 31, 1994, there were a wide variety of marine vessels on order from a diversified group of commercial and governmental customers. The marine vessel and barge building segment is experiencing strong, wide based demand for its products. Recent governmental legislation and regulations which mandate different "double skin" construction procedures will have a beneficial effect on demand in the future. Prospects for the Marine Products segment are bright.

Construction Products

     Trinity's Construction Products segment fabricates a broad line of products used by governmental, industrial, commercial and utility customers. Diversified product lines include structural components of highway and railway bridge beams and girders, highway safety products, passenger loading bridges, conveyor systems, and ready-mix concrete and aggregates. Trinity is well known to the federal and state governments as a significant supplier of highway and railway bridges, guardrail, highway safety devices, and related barrier products for the nations highway system. During the past two years, Trinity has diversified into the ready-mix concrete and aggregates industry. Demand is brisk for these products in the geographic area served by the Company. (See Trinity's Expansion of Construction Products Segments on page 14.)

     Operating profit for the fiscal year increased 57.5% on a revenue increase of 17.8%. The Construction Products segment revenues were $333.1 million and operating profit was $35.6 million for the year ended March 31, 1994. In the prior fiscal year, revenues of $282.7 million and operating profit of $22.6 million were reported.

     Trinity's Construction Products segment is prepared for continued success meeting the market demands expected in the markets it serves.

                    Containers

     Trinity's Containers segment manufactures a full line of vessels in three broad categories. The Company fabricates:

(a) containers for the transportation and storage of liquefied petroleum gases, food and beverage products, and other liquid and dry products ranging in size from as small as 50 gallons to as large as 120,000 gallons. Pressure and nonpressure containers are built, as appropriate, to Department of Transportation and American Society of Mechanical
Engineer's standards. Products consist of cylinders, domestic tanks, truck tank and transport barrels, storage vessels, and custom fabrication. Customers include residential, industrial, governmental, and commercial users;

(b) extremely large, heavy pressure vessels and other heavy welded products. Vessels range to thicknesses of 14 inches, diameters up to 40 feet, lengths exceeding 500 feet, and weights up to 1,000 tons. Vessels, generally, are constructed of carbon steel but may be constructed of exotic materials such as alloy, stainless steel, aluminum, clad, and weld overlay. Products include pressure vessels, storage tanks, refinery and chemical reactors, industrial silencers, heat recovery systems, desalinators, evaporators, digesters for pulp paper industry, and custom weldments. Customers are major industrial users particularly in the petroleum, chemical, food processing and utility industries; and,

(c) heat transfer equipment. Heat transfer equipment is used to increase or decease temperature of liquid product passing through the vessel. Heat transfer equipment is generally built to an exact set of design standards and configurations provided by the customer. Customers are major industrial users in the petroleum and chemical industries.

     The Containers segment revenues were $155.6 million and operating profit was $9.8 million for the year ended March 31, 1994. In the prior fiscal year, revenues of $141.1 million and operating profit of $15.0 million were reported.

     With new technological advances relating to painting and finishing of containers, the recent changes in law concerning clean air regulations, the improvement in the residential housing industry and the economy in general, the Containers segment is anticipated to improve its competitive position.

                 Metal Components

     Trinity's Metal Components segment manufactures and markets two different broad lines of products: (a) fittings and flanges; and (b) container heads. Fittings consist principally of butt weld type fittings. Flanges are pressure rated pipe flanges. Container heads are the rounded ends on containers.

     Weld fittings include elbows, return bends, concentric and eccentric reducers, full and reducing outlet tees. Flanges and fittings are manufactured from carbon steel, stainless steel, aluminum, chrome-moly and other metal tubing and seamless pipe and forgings. Trinity sells its weld fittings and flanges to distributors and to other manufacturers of weld fittings.

     Container heads manufactured by Trinity are pressed metal components used in the further manufacture of a finished product. The manufacture of container heads requires a substantial investment in machinery and equipment. Many other manufacturers order container heads from Trinity rather than make the investment required to produce container heads. Container heads are manufactured in various shapes and may be pressure rated or nonpressure, depending on the intended use in further manufacture.

     The Metal Components segment revenues were $99.7 million and operating profit was $11.7 million for the year ended March 31, 1994.
In the prior fiscal year, revenues of $96.8 million and operating profit of $13.8 million were reported.

     As the industries served by the Metal Components segment continue to modernize, repair, and expand facilities, the Metal Components segment should enjoy increased demand for its products.

                      Leasing

     Trinity gains market flexibility with its wholly-owned leasing subsidiary, Trinity Industries Leasing Company. Trinity can offer customers an alternative to purchasing railcars. The leasing of Trinity's railcars allows customers to retain working capital and reduce administrative expenses while providing them access to Trinity's highly regarded maintenance, testing and repair facilities.
Trinity has more than 9,000 railcars in its lease portfolio furnishing the Company with a consistent flow of income, tax deferrals, and equity in long-life assets.

     The Leasing segment revenues were $104.6 million and operating profit was $15.3 million for the year ended March 31, 1994. In the prior fiscal year, revenues of $79.6 million and operating profit of $7.5 million were reported.

     Because of the consolidation of Trinity Industries Leasing Company under Statement of Financial Accounting Standards Number 94 (See Summary of Significant Accounting Policies and Leasing notes in Notes to Consolidated Financial Statements), intercompany interest income aggregating $ 5.0 million is eliminated from Trinity's consolidated financial statements.

Trinity's Expansion of the Construction Products Segment

     A few years ago, Trinity decided it was time to broaden the number of products sold in the Construction Products segment. After studying various products in the construction products lines of business and prospective favorable geographical regions, it was determined that selected markets in the state of Texas would be important geographical areas for rebuilding as the state and nation recovered from economic difficulty.
The right opportunity was presented, and Trinity diversified into the concrete ready-mix and aggregate business. This diversification is in harmony with Trinity's philosophy of providing quality products, superior service, and competitive pricing. Aggregates are the natural resource used in making concrete and may be consumed as a raw material in the ready-mix concrete business or sold separately.

Financial Summary
(in millions except for percent and per share data)
                                                       Year ended March 31
                                          1994      1993      1992      1991      1990

Revenues. . . . . . . . . . . . . .     $1,784.9   1,540.0   1,273.3   1,348.1   1,400.1
Operating profit. . . . . . . . . .     $  116.6      74.6      43.4      59.1      78.7
Interest expense, net (excluding
 Leasing Subsidiary). . . . . . . .     $    4.0       3.3       6.4       9.4      16.4
Income before income taxes and
 cumulative effect of change in
 accounting for income taxes. . . .     $  114.2      72.1      39.7      51.5      64.8
Provision for income taxes. . . . .     $   45.9      27.1      15.4      19.5      23.7
Effective tax rate. . . . . . . . .     %   40.2      37.6      38.8      37.8      36.6
Income before cumulative effect of
 change in accounting for income
 taxes. . . . . . . . . . . . . . .     $   68.3      45.0      24.3      32.0      41.1
Cumulative effect as of April 1,
 1993 of change in accounting for
 income taxes . . . . . . . . . . .     $    7.9       -         -         -         -
Net income. . . . . . . . . . . . .     $   76.2      45.0      24.3      32.0      41.1
Total assets. . . . . . . . . . . .     $1,306.8   1,089.1   1,021.2     973.5     920.5
Long-term debt. . . . . . . . . . .     $  277.9     293.2     357.3     326.0     359.5
Stockholders' equity. . . . . . . .     $  570.5     507.3     379.0     372.0     315.8

Stock data:(1)
 Weighted average number of common
  and common equivalent shares
  outstanding . . . . . . . . . . .         40.3      35.4      34.2      34.4      30.3
 Income per common and common
  equivalent share before cumulative
  effect of change in accounting for
  income taxes. . . . . . . . . . .     $   1.69      1.27      0.71      0.93      1.36
 Cumulative effect of change in
  accounting for income taxes . . .     $   0.20      -         -         -         -
 Net income per common and common
  equivalent share. . . . . . . . .     $   1.89      1.27      0.71      0.93      1.36
 Dividends per share(2) . . . . . .     $   0.64      0.53      0.53      0.53      0.48

 Stock closing price range:
  First quarter . . . . . . . . . .     $   35 1/2-   22 1/2-   19 3/8-   19 1/8-   29 3/8-
                                            29 5/8    18        16 1/8    14 5/8    22 3/8
  Second quarter. . . . . . . . . .     $   38 1/4-   22-       19 1/8-   19-       30 3/8
                                            32 1/2    19 7/8    15 7/8    13 1/4    25
  Third quarter . . . . . . . . . .     $   43 7/8-   26 1/2-   20 7/8-   14 1/8-   25 1/8
                                            34 3/4    20 5/8    16 1/2    10 3/8    19 1/2
  Fourth quarter. . . . . . . . . .     $   47 3/8-   29 7/8-   21 1/8-   17 5/8-   21 3/4
                                            37 1/2    25 1/8    17 1/8    12 3/8    15 3/4
 Book value per share . . . . . . .     $  14.37     12.95     11.13     10.88      9.98



(1) On August 31, 1993, the Company distributed a three-for-two stock split in the form of a stock dividend. Accordingly, in the above table and throughout this report, for all prior fiscal years and interim periods, share and per share information, except for common stock outstanding in the Consolidated
Balance Sheet and Consolidated Statement of Stockholders' Equity, had been restated to give effect to the stock split.

(2) In fiscal 1994, dividends per share were restated to $0.13 in the first quarter and then increased to $0.17 for the last three quarters. In fiscal
1990, restated dividends per share were $0.09 in the first quarter and then increased to $0.13 for the last three quarters.

Management Discussion of Operations and Financial Condition

Operations

     Record revenues of $1.78 billion were recorded for the fiscal year ended March 31, 1994, an increase of $244.9 million compared to fiscal 1993. Significant increases in demand in the Railcars, Construction Products, Containers, and Leasing segments lead to the record year. Revenues recorded by the Metal Components segment remained comparable to the previous fiscal year. Revenues recorded declined when compared to Marine Products previous fiscal year's record revenues. Demand for railcars has increased causing upward adjustments to production rates to accommodate increases in business. The Construction Products segment's revenues were favorably affected by additional business acquisitions of certain concrete operations. (See Business Acquisitions in the Notes to Consolidated Financial Statements). The Containers and Metal Components segments experienced expanding markets. Total operating profit increased from $74.6 million in fiscal 1993 to $116.6 million in fiscal 1994 due primarily to higher operating profit recorded in the Rail-cars, Construction Products, and Leasing segments, partially offset by slightly lower operating profit recorded in the Marine Products, Containers and Metal Components segments.

     Continuing a trend which accelerated in fiscal 1993, production and deliveries in the Railcars segment increased in fiscal 1994. Operating profit as a percentage of revenues increased in fiscal 1994 compared to the previous fiscal year as greater efficiencies were achieved as a result of ongoing participation in quality assurance programs established in previous years. Indicating future expansion in production, the segment ended the fiscal year with a record number of railcars to be produced. Trinity continues to be very active in the railcar market with a variety of car types including coal, grain, plastic pellet, cement, intermodal and a variety of tank railcars. Increased revenues and operating profit in fiscal 1994 are primarily the result of expanded demand. This demand is attributed to a continuing railcar replacement cycle, demand for new types of railcars as the transporting of certain commodities across the country shifts from over-the-road trucking to rail, a net increase in the amount of goods and products that are shipped by rail, and the general improvement in the economy.

     In the Marine Products segment, demand for the segment's products, marine
vessels and barges, continues to be strong and broad based.   The decline in
current fiscal year results compared to results from the previous fiscal year is due primarily to the record revenues and operating profit recorded in the previous fiscal year from the completion of a multi-vessel, quick production contract. The replacement market for vessels and barges is leading to expanded production. The Marine Products segment is further positioning itself for future growth and contribution to operating profit through strategic business acquisitions. (See Business Acquisitions in the Notes to Consolidated Financial Statements).

     Construction Products segment's revenues and operating profit increased in the current fiscal year compared to the previous fiscal year. These results signify the effect of the decision to emphasize infrastructure products, including highway guardrail and safety barriers, and construction materials and aggregates. Continued expansion of the ready mix concrete markets helped to boost the segment's revenues and operating profit.

     General improvement in the chemical and petroleum industries and new housing starts is leading to improvement in the Containers segment, particularly the market for LPG tanks. Competitive markets for the Company's large pressure vessels are partially offsetting segment operating profit. Industry demand for products in the Metal Components segment has risen in the current fiscal year. General improvement in the economy has generated some expansion in the industries served by this segment. Leasing segment's operating profit was higher in fiscal 1994 due primarily to additions of new freight and tank railcars to the fleet, sales of selected car types previously for lease, and a slight reduction in overall repair and maintenance expenses in the current fiscal year.

     Record revenues of $1.54 billion were recorded by the Company for the fiscal year ended March 31, 1993, an increase of $266.7 million compared to
fiscal 1992.   Significant increases in demand in the Railcars, Marine
Products, Construction Products and Leasing segments lead to the record fiscal year. Revenues recorded by the Containers and Metal Components segments remained comparable to the previous fiscal year. Marine Products' segment's revenues increased due to work performed on several large contracts. Demand for railcars continued to grow as the replacement market moved forward. The Construction Products segment's revenues were favorably affected by the business acquisition of Syro Steel Company ("Syro") (See Business Acquisitions in the Notes to Consolidated Financial Statements) and additional business acquisitions of certain concrete operations. (See Business Acquisitions in the Notes to Consolidated Financial Statements). Total operating profit increased from $43.4 million in fiscal 1992 to $74.6 million in fiscal 1993 due primarily to higher operating profit recorded in the Railcars, Marine Products, Construction Products, and Leasing segments, partially offset by slightly lower operating profit recorded in the Containers and Metal
Components segments.

     Demand for Marine Products in fiscal 1993 continued to increase in a variety of different types of vessels and barges. The increase in operating profit reflected the trend, which began in fiscal 1992, of performance on higher margin contracts and efficiencies connected with higher production. The benefit derived from investments in new operating facilities and the refurbishment and reopening of other operating facilities during the current and past few years favorably affected operating profit. Production and deliveries in the Railcars segment increased in fiscal 1993 resulting in improved operating profit. Orders on hand at the end of the fiscal year were approximately twice as high as the previous fiscal year end. Increased revenues and operating profit in fiscal 1993 were primarily the result of expanded demand. Construction Products segment's operating profit increased as the business acquisition of Syro enhanced the segment's market presence in the highway safety products market. The expansion of the ready-mix concrete market helped to boost the segment's operating profit.

     Competitive conditions in the Containers segment, particularly the market for LPG tanks, accounted for the increase in revenues while causing a slight decline in operating profit. Industry demand for products in the Metal Components segment remained strong. Leasing segment's operating profit was higher in fiscal 1993 due primarily to additions of railcars during the last quarter, which had little or no maintenance expenses, and on average, had a high rental rate compared to the remainder of the lease fleet.

     Selling, engineering and administrative expenses were up slightly in fiscal 1994 compared to fiscal 1993. Increases due to additional personnel from fiscal 1994 business acquisitions and increased Railcars segment business, offset somewhat by the absence of expenses present in the prior fiscal year related to the business acquisition of Syro. Selling, engineering and administrative expenses increased to $93.4 million in fiscal 1993 from $77.5 million in fiscal 1992 due principally to expenses associated with additional personnel from fiscal 1993 business acquisitions in the concrete division of the Construction Products segment and the custom vessel division of the Containers segment, additional expenses associated with increased business in the Railcars and Marine Products segments, and expenses related to the business acquisition of Syro.

     Interest expense of the Leasing Subsidiary decreased by $4.4 million in fiscal 1994 compared to fiscal 1993 due primarily to the conversion of Leasing Subsidiary debt to common stock of the Company in the fourth quarter of fiscal 1993 (see Long-term Debt in the Notes to Consolidated Financial Statements). Interest expense of Leasing Subsidiary increased by $2.7 million in fiscal 1993 compared to fiscal 1992 due primarily to additional borrowings to fund railcar purchases.

     Retirement plans expense decreased to $9.2 million in fiscal 1994 from $10.2 million in fiscal 1993. The decrease is due primarily to the reduction of the actuarial accrual related to a certain supplemental retirement benefit agreement, offset by increases in personnel due to fiscal 1994 business acquisitions. Retirement plans expense increased to $10.2 million in fiscal 1993 from $9.0 million in fiscal 1992. The increase was due primarily to a general increase in total personnel caused primarily by fiscal 1993 business acquisitions and improved business in the Railcars and Marine Products segments.

     Net interest expense of $4.0 million in fiscal 1994 increased as compared to $3.3 million in fiscal 1993 primarily due to the increase in the usage of short-term debt to finance business acquisitions, offset by a decline in long-term debt due to regularly scheduled principal payments. Net interest expense of $3.3 million in fiscal 1993 decreased as compared to $6.4 million in fiscal 1992 as balances of both long-term debt, excluding Leasing Subsidiary, and short-term debt declined. The decline in long-term debt was due to scheduled principal payments, and to a lesser degree, to the conversion of debt to common stock of the Company in the fourth quarter of fiscal 1993 (see Long-term Debt in the Notes to Consolidated Financial Statements). Greater use of net cash flows from operations to sustain operating requirements created less reliance on short-term debt.

     The provision for income taxes in fiscal 1994 expressed as a percent of income before income taxes is a 40.2 percent rate as compared to a 37.6 percent rate in fiscal 1993 and a 38.8 percent rate in fiscal 1992. The increase between fiscal 1994 and 1993 is due principally to the increase in the statutory federal income tax rate and the increase in the provision for state income taxes. The decrease between fiscal 1993 and 1992 was due principally to the decrease in the provision for state income taxes stated as a percentage.

     In February, 1992, the Financial Accounting Standards Board issued SFAS No. 109, "Accounting for Income Taxes." The Company was required to adopt SFAS No. 109 in fiscal 1994 and change from the deferred to the liability method of computing income tax. The Company recognized the cumulative effect of the change in method as of April 1, 1993 resulting in an increase to net income of $7.9 million. (see Income Taxes in the Notes to the Consolidated Financial Statements)


Liquidity and Financial Resources

     During fiscal 1994, internally generated funds and short-term borrowing were used to support capital expenditures and payments for business acquisitions. Capital expenditures, excluding Leasing Subsidiary, for fiscal 1994 were $45.2 million. Capital expenditures projected for fiscal 1995 are $50 million. Payments for acquisitions in fiscal 1994, net of cash acquired, totalled $36.2 million. Future operating requirements are expected to be financed principally with net cash flows from operations. Internally generated funds, short-term and long-term debt will continue to be used to finance business acquisitions. Additions to TILC's railcar fleet are anticipated to be financed through internally generated funds, the issuance of equipment trust certificates, or similar debt instruments.

     The percentages of long-term debt and stockholders' equity to total capital (long-term debt and stockholders' equity) of $848.4 million (of which Leasing Subsidiary's long-term debt is $236.0 million) were 32.8 percent (of which Leasing Subsidiary's long-term debt is 27.8 percent of total capital) and 67.2 percent, respectively.


Inflation

     Changes in price levels did not significantly affect the Company's operations in fiscal 1994, 1993 or 1992.

Consolidated Income Statement
 (in millions except per share data)
                                                      Year Ended March 31
                                                   1994      1993      1992

Revenues. . . . . . . . . . . . . . . . . . . .  $1,784.9  $1,540.0  $1,273.3

Operating costs:
  Cost of revenues. . . . . . . . . . . . . . .   1,541.2   1,333.7   1,118.0
  Selling, engineering and administrative
   expenses . . . . . . . . . . . . . . . . . .      94.2      93.4      77.5
  Interest expense of Leasing Subsidiary. . . .      23.7      28.1      25.4
  Retirement plan expense . . . . . . . . . . .       9.2      10.2       9.0
                                                  1,668.3   1,465.4   1,229.9
Operating profit. . . . . . . . . . . . . . . .     116.6      74.6      43.4

Other (income) expenses:
  Interest income . . . . . . . . . . . . . . .      (1.6)     (1.2)     (1.2)
  Interest expense - excluding Leasing
   Subsidiary . . . . . . . . . . . . . . . . .       5.6       4.5       7.6
  Other, net. . . . . . . . . . . . . . . . . .      (1.6)     (0.8)     (2.7)
                                                      2.4       2.5       3.7
Income before income taxes and cumulative effect
 of change in accounting for income taxes . . .     114.2      72.1      39.7
Provision (benefit) for income taxes:
  Current . . . . . . . . . . . . . . . . . . .      45.1      25.7      20.4
  Deferred. . . . . . . . . . . . . . . . . . .      (1.3)      1.4      (5.0)
  Effect of statutory rate increase . . . . . .       2.1       -         -
                                                     45.9      27.1      15.4
Income before cumulative effect of change in
 accounting for income taxes. . . . . . . . . .      68.3      45.0      24.3
Cumulative effect as of April 1, 1993 of change
 in accounting for income taxes . . . . . . . .       7.9       -         -
Net income. . . . . . . . . . . . . . . . . . .  $   76.2  $   45.0  $   24.3

Income per common and common equivalent share
 before cumulative effect of change in
 accounting for income taxes. . . . . . . . . .  $   1.69  $   1.27  $   0.71
Cumulative effect of change in accounting for
 income taxes . . . . . . . . . . . . . . . . .      0.20       -         -
Net income per common and common equivalent
 share. . . . . . . . . . . . . . . . . . . . .  $   1.89  $   1.27  $   0.71

Weighted average number of common and common
  equivalent shares outstanding . . . . . . . .      40.3      35.4      34.2




See accompanying notes to consolidated financial statements.

Consolidated Balance Sheet

                                                              March 31
(in millions except per share data)                        1994     1993

Assets
Cash and cash equivalents . . . . . . . . . . . . . .    $    8.7 $    7.5

Receivables . . . . . . . . . . . . . . . . . . . . .       264.9    203.2

Inventories . . . . . . . . . . . . . . . . . . . . .       328.8    211.2

Property, plant and equipment, at cost:
  Excluding Leasing Subsidiary. . . . . . . . . . . .       590.8    509.8
  Leasing Subsidiary. . . . . . . . . . . . . . . . .       479.2    476.9

Less accumulated depreciation:
  Excluding Leasing Subsidiary. . . . . . . . . . . .      (263.0)  (223.5)
  Leasing Subsidiary. . . . . . . . . . . . . . . . .      (139.9)  (132.2)

Other assets. . . . . . . . . . . . . . . . . . . . .        37.3     36.2
                                                         $1,306.8 $1,089.1

Liabilities and Stockholders' Equity

Short-term debt . . . . . . . . . . . . . . . . . . .    $  192.0 $   15.0

Accounts payable and accrued liabilities. . . . . . .       161.6    140.1

Billings in excess of cost and related earnings . . .        12.6     32.0
Long-term debt:
  Excluding Leasing Subsidiaries. . . . . . . . . . .        41.9     49.2
  Leasing Subsidiaries. . . . . . . . . . . . . . . .       236.0    244.0

Deferred income taxes . . . . . . . . . . . . . . . .        73.9     85.9

Other liabilities . . . . . . . . . . . . . . . . . .        18.3     15.6
                                                            736.3    581.8


Stockholders' equity: (shares in millions)
  Common stock - par value $1 per share;
   authorized at March 31, 1994 - 100.0 shares
   and March 31, 1993 - 40.0 shares; shares issued
   and outstanding in 1994 - 39.7; in 1993 - 26.1 . .        39.7     26.1
  Capital in excess of par value. . . . . . . . . . .       213.4    214.5
  Retained earnings . . . . . . . . . . . . . . . . .       317.4    266.7
                                                            570.5    507.3
                                                         $1,306.8 $1,089.1

See accompanying notes to consolidated financial statements.

Consolidated Statement of Cash Flows
(in millions)
                                                        Year Ended March 31
                                                        1994    1993   1992
Cash flows from operating activities:
 Net income. . . . . . . . . . . . . . . . . . . . .   $ 76.2  $ 45.0  $24.3
 Adjustments to reconcile net income to net cash
  provided (required) by operating activities:
   Depreciation:
    Excluding Leasing Subsidiary . . . . . . . . . .     39.5    37.0   32.6
    Leasing Subsidiary . . . . . . . . . . . . . . .     17.3    22.3   15.6
   Deferred provision (benefit) for income taxes . .     (1.3)    1.4   (5.0)
   (Gain) loss on sale of property, plant
    and equipment. . . . . . . . . . . . . . . . . .     (0.2)    1.7   (0.4)
   Cumulative effect of change in accounting for
    income taxes . . . . . . . . . . . . . . . . . .     (7.9)    -      -
   Effect of statutory rate increase . . . . . . . .      2.1     -      -
   Other . . . . . . . . . . . . . . . . . . . . . .      0.1     1.1   (0.1)
   Change in assets and liabilities:
    Increase in receivables. . . . . . . . . . . . .    (58.1)   (7.0) (17.9)
    (Increase) decrease in inventories . . . . . . .   (110.9)    9.9    3.5
    (Increase) decrease in other assets. . . . . . .      0.4    (2.2)  (3.8)
    Increase (decrease) in accounts payable
     and accrued liabilities . . . . . . . . . . . .     14.0    26.7   (3.6)
    Increase (decrease) in billings in excess of
     cost and related earnings . . . . . . . . . . .    (19.4)  (17.5)  41.9
    Increase (decrease) in other liabilities . . . .      2.6    (1.0)  (2.6)
      Total adjustments. . . . . . . . . . . . . . .   (121.8)   72.4   60.2

   Net cash provided (required) by
    operating activities . . . . . . . . . . . . . .    (45.6)  117.4   84.5

Cash flows from investing activities:
 Proceeds from sale of property, plant and equipment     29.3     5.5   42.2
 Capital expenditures:
  Excluding Leasing Subsidiary . . . . . . . . . . .    (45.2)  (36.2) (24.1)
  Leasing Subsidiary . . . . . . . . . . . . . . . .    (37.6)  (74.5) (64.3)
 Payment for purchase of acquisitions,
  net of cash acquired . . . . . . . . . . . . . . .    (36.2)  (20.6) (27.2)
 Cash of acquired subsidiary . . . . . . . . . . . .      0.5     0.7    -

   Net cash required by investing activities . . . .    (89.2) (125.1) (73.4)

Cash flows from financing activities:
 Issuance of common stock. . . . . . . . . . . . . .      8.9     5.9    0.4
 Net borrowings under short-term debt. . . . . . . .    177.0    (5.0) (26.0)
 Proceeds from issuance of long-term debt. . . . . .     20.0    60.0   65.0
 Payments to retire long-term debt . . . . . . . . .    (45.9)  (34.0) (35.0)
 Dividends paid. . . . . . . . . . . . . . . . . . .    (24.0)  (17.8) (17.3)
   Net cash provided (required) by
     financing activities. . . . . . . . . . . . . .    136.0     9.1  (12.9)

Net increase (decrease) in cash and cash equivalents.     1.2     1.4   (1.8)
Cash and cash equivalents at beginning of period. . .     7.5     6.1    7.9

Cash and cash equivalents at end of period. . . . . .  $  8.7  $  7.5  $ 6.1

Excluding Leasing Subsidiaries, interest paid in fiscal 1994, 1993, and 1992 was $5.0, $4.0, and $7.6, respectively. Leasing Subsidiaries' interest paid in fiscal 1994, 1993, and 1992 was $23.8, $28.4, and $26.2, respectively.

See accompanying notes to consolidated financial statements.

Consolidated Statement of Stockholders' Equity
(in millions except share and per share data)
                                                       Common    Capital
                                          Common        Stock      in
                                          Shares        $1.00    Excess                   Total
                                       (100,000,000      Par     of Par    Retained    Stockholders'
                                        Authorized)     Value     Value    Earnings       Equity


Balance at March 31, 1991 . . . . .     22,765,041      $22.8    $115.6     $233.6         $372.0
  Other . . . . . . . . . . . . . .        (26,123)      (0.1)      0.2        -              0.1
  Net income. . . . . . . . . . . .          -            -         -         24.3           24.3
  Cash dividends ($0.50 per share).          -            -         -       ( 17.4)        ( 17.4)

Balance at March 31, 1992 . . . . .     22,738,918       22.7     115.8      240.5          379.0
  Conversion of debt. . . . . . . .      2,888,969        2.9      89.5        -             92.4
  Other . . . . . . . . . . . . . .        448,662        0.5       9.2        -              9.7
  Net income. . . . . . . . . . . .          -            -         -         45.0           45.0
  Cash dividends ($0.53 per share).          -            -         -        (18.8)         (18.8)

Balance at March 31, 1993 . . . . .     26,076,549       26.1     214.5      266.7          507.3
  Three-for-two stock split . . . .     13,158,164       13.2     (13.2)       -              -
  Other . . . . . . . . . . . . . .        476,985        0.4      12.1        -             12.5
  Net income. . . . . . . . . . . .         -             -         -         76.2           76.2
  Cash dividends ($0.64 per share)          -             -         -        (25.5)         (25.5)

Balance at March 31, 1994 . . . . .     39,711,698      $39.7    $213.4     $317.4         $570.5


The Company has authorized and unissued 1,500,000 shares of no par value voting preferred stock.

See accompanying notes to consolidated financial statements.



Notes to Consolidated Financial Statements

Summary of Significant Accounting Policies

  The financial statements of Trinity Industries, Inc. and its consolidated subsidiaries ("Trinity" or the "Company") include the accounts of all
significant majority-owned subsidiaries.   All significant intercompany
accounts and transactions have been eliminated.

     The Company accounts for its wholly-owned Leasing Subsidiary in accordance with Statement of Financial Accounting Standard No. 94, "Consolidation of All Majority-Owned Subsidiaries," which requires the consolidation of all majority-owned subsidiaries, unless control is temporary or does not reside with the majority owner. The Company's financial statements include the consolidation of the accounts of Trinity Industries Leasing Company ("TILC"). TILC is sometimes referred to as the "Leasing Company" or "Leasing Subsidiary".

     For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash investments and receivables. The Company places its cash investments in investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer. Concentrations of credit risk with respect to receivables are limited due to the large number of customers in the Company's customer base, and their dispersion across different industries and geographic areas. The Company maintains an allowance for losses based upon the expected collectibility of all receivables.

For financial accounting, profits on long-term contracts are recorded on the percentage-of-completion method. Allocation of profits to various periods is based on costs incurred, units delivered, or other appropriate measures. Provision is made for losses when they become known.

TILC enters into lease contracts with third parties with terms generally ranging between one and fifteen years, wherein certain equipment manufactured by Trinity is leased for a specified type of service over the term of the contract. TILC accounts for leases principally by the operating method.

Inventories and investments are valued at the lower of cost or market. Inventory cost is determined principally on the specific identification method. Market is replacement cost or net realizable value.

Depreciation and amortization are generally computed by the straight-line method on the estimated useful lives of the assets. The costs of ordinary maintenance and repair are charged to expense, while renewals and major replacements are capitalized.



Net income per common and common equivalent share are based on the weighted average shares outstanding plus the assumed exercise of dilutive stock options (less the number of treasury shares assumed to be purchased from the proceeds using the average market price of Trinity's common stock).
For the years ended March 31, 1994 and 1993, there was no convertible debt outstanding that would require the calculation of fully diluted earnings per share. In fiscal 1993, the convertible debt in the form of 8 percent convertible subordinated debentures and 6.75 percent convertible debentures were converted. For the year ended March 31, 1992 the computation of fully diluted earnings per share was anti-dilutive.

Certain reclassifications have been made to prior year statements to conform to the current year presentation.

Segment Information

The Company manufactures and sells or leases a variety of metal products consisting principally of (1) freight railcars, principally tank cars and hopper cars ("Railcars"); (2) boats and barges for ocean and inland waterway service ("Marine Products"); (3) construction products such as highway guard-rail, beams, girders, and columns used in construction of, highway and railway bridges, power plants, mills, etc., passenger loading bridges and conveyor systems, and ready mix concrete and aggregates ("Construction Products");
(4) pressure and non-pressure containers for the storage and transportation of liquefied gases, other liquid, and dry products ("Containers"); (5) weld fittings (tees, elbows, reducers, caps, flanges, etc.) used in pressure piping systems and container heads (the ends of pressure and non-pressure containers) for use internally and by other manufacturers of containers ("Metal Components"); and (6) railcar and barge leasing to various industries ("Leasing").

Financial information for these segments is summarized in the following table. The Company operates principally in the continental United States. Interseg-mental sales are shown at market prices.

Corporate operating profit elimination consists principally of the administrative overhead of the Company.

Corporate assets consist primarily of cash and cash equivalents, other assets, notes receivable, land held for investment, and certain property, plant and equipment.

The Railcars segment includes revenues from one customer which accounted for
11.6 percent of consolidated revenues in fiscal 1994.

In the Segments of Business table below, the caption 'Additions (net) to property, plant and equipment' does not include Business Acquisitions.

Segments of Business
(in millions)
                                                                                                        Eliminations
                                                         Construc-                 Metal                   & Cor-      Consol-
                                    Rail-     Marine        tion                    Com-                   porate       idated
                                    cars     Products     Products   Containers   ponents     Leasing      Items        Total


Year ended March 31, 1994
Total revenues:
  Trade. . . . . . . . . . . . .    $730.6      360.7       333.1       155.6        99.7       104.6         0.6       1,784.9
  Intersegment . . . . . . . . .      38.5        -           -           -           2.8         -         (41.3)         -
   Total . . . . . . . . . . . .    $769.1      360.7       333.1       155.6       102.5       104.6       (40.7)      1,784.9

Operating profit (loss). . . . .    $ 53.2       28.9        35.6         9.8        11.7        15.3       (37.9)        116.6
Identifiable assets  . . . . . .    $350.9      201.4       185.8        81.5        47.0       344.3        95.9       1,306.8
Depreciation . . . . . . . . . .    $ 11.2        7.8        10.0         2.0         3.2        17.3         5.3          56.8
Additions (net) to property,
 plant and equipment . . . . . .    $  2.4        7.8        12.2         2.4         1.4        14.8        10.8          51.8

Year ended March 31, 1993
Total revenues:
  Trade. . . . . . . . . . . . .    $535.5      403.2       282.7       141.1        96.8        79.6         1.1       1,540.0
  Intersegment . . . . . . . . .      75.5        -           -           -           2.9         -         (78.4)         -
   Total . . . . . . . . . . . .    $611.0      403.2       282.7       141.1        99.7        79.6       (77.3)      1,540.0

Operating profit (loss). . . . .    $ 26.9       30.8        22.6        15.0        13.8         7.5       (42.0)         74.6
Identifiable assets. . . . . . .    $227.0      137.3       156.8        71.3        50.5       350.5        95.7       1,089.1
Depreciation . . . . . . . . . .    $ 12.5        6.4         6.3         2.9         3.2        22.3         5.7          59.3
Additions (net) to property,plant
 and equipment . . . . . . . . .    $  2.7       13.6         6.1         4.1         1.9        71.3         3.8         103.5

Year ended March 31, 1992
Total revenues:
  Trade. . . . . . . . . . . . .    $440.6      276.1       246.9       139.6        97.2        72.8         0.1       1,273.3
  Intersegment . . . . . . . . .      60.3        -           -           -           2.9         -         (63.2)         -
   Total . . . . . . . . . . . .    $500.9      276.1       246.9       139.6       100.1        72.8       (63.1)      1,273.3

Operating profit (loss). . . . .    $ 12.7        5.5        19.2        15.3        15.4         6.8       (31.5)         43.4
Identifiable assets. . . . . . .    $226.4      148.7       149.2        63.7        49.2       300.8        83.2       1,021.2
Depreciation . . . . . . . . . .    $ 12.0        5.5         4.6         2.7         3.0        15.6         4.8          48.2
Additions (net) to property,plant
 and equipment . . . . . . . . .    $  7.9        3.9         3.5         1.6         1.3        24.8         5.4          48.4



Receivables
(in millions)
                                                  March 31
                                               1994      1993

Accounts receivable:
 Excluding Leasing Subsidiary. . . . .        $248.4    $173.0
 Leasing Subsidiary. . . . . . . . . .           5.0       5.8
                                               253.4     178.8

Contract receivables not yet billed. .          12.5      25.6
                                               265.9     204.4

Allowance for doubtful accounts. . . .        (  1.0)   (  1.2)
                                              $264.9    $203.2




Inventories
(in millions)
                                                  March 31
                                               1994      1993


Finished goods . . . . . . . . . . . .        $ 28.2    $ 15.5
Work in process. . . . . . . . . . . .          41.9      28.2
Cost related to long-term
 contracts, net of progress billings
 of $2.1 and $5.1 at March 31, 1994
 and 1993, respectively. . . . . . . .          77.1      62.7
Raw materials and supplies . . . . . .         181.6     104.8
                                              $328.8    $211.2
Property, Plant and Equipment
(in millions)
                                                             March 31
                                                          1994       1993

Excluding Leasing Subsidiary:
 Land . . . . . . . . . . . . . . . . . . . . . . . .   $   29.5    $ 26.4
 Buildings and improvements . . . . . . . . . . . . .      179.3     163.0
 Machinery. . . . . . . . . . . . . . . . . . . . . .      361.0     302.1
 Construction in progress . . . . . . . . . . . . . .       21.0      18.3
                                                           590.8     509.8

Leasing Subsidiary:
 Equipment on lease (predominately long-term) . . . .      479.2     476.9
                                                        $1,070.0    $986.7
Business Acquisitions

     The Company made certain business acquisitions during fiscal 1994, 1993 and 1992. All but one have been accounted for by the purchase method. The acquisition of Syro Steel Company in fiscal 1993 has been accounted for by the pooling of interests method. Except for Syro, the operations of these companies have been included in the consolidated financial statements from the effective dates of the acquisitions.

     In fiscal 1992, the businesses acquired include: (i) Certain assets of Stearns Airport Equipment Company, Inc. for cash and a note. Stearns manufactures airport terminal equipment, primarily passenger loading bridges and baggage handling systems; (ii) certain assets of Transit Mix Concrete Company for cash. Transit Mix is a ready-mix concrete producer;
(iii) certain inventory and property, plant and equipment of Johnstown Axle Works Corporation for cash. Johnstown forges railroad car axles and related products; and (iv) certain property, plant and equipment of Coast Engineering and Manufacturing Company for cash. These assets are utilized in the manufacture of marine products. The aggregate purchase price of these acquisitions was approximately $31.2 million. There was no goodwill in the acquisitions.

     In fiscal 1993, except for Syro, the businesses acquired include: (i) certain assets of TARMAC Texas, Inc., Redland Stone Products, Inc., and Cle-Tex Materials, Inc. for cash and 100 percent of the common stock of Cowboy Concrete Corporation for 189,332 shares of Trinity common stock. These businesses are ready-mix concrete producers; (ii) certain property, plant and equipment of Eastern Shipyards, Inc. These assets are utilized in the manufacture of marine products; and (iii) certain inventory and property, plant and equipment of Custom Vessel Corporation to be used in the manufacture of custom container vessels for cash and 20,000 shares of Trinity common stock. The aggregate purchase price of these acquisitions was approximately $26.8 million. There was no goodwill in the acquisitions.

     Also in fiscal 1993, the Company acquired, by subsidiary merger, all of the outstanding shares of common stock of Syro in exchange for 1,621,448 shares of Trinity's common stock. Syro manufactures and distributes a wide variety of fabricated steel products, including highway safety barrier systems, piling products, roll formed products, corrugated plate products, steel service center operations, and other products. The pooling of interests accounting method was used to account for the merger and, accordingly, the financial statements for all periods prior to the date of the merger were restated to include the accounts of Syro for all periods presented. Syro's previously reported financial results have been conformed to the fiscal year end of the Company. Revenues, net income and earnings per share of the separate companies for the period preceding the acquisition were: (in millions except per share data)

                                                           Net Income Per
                                                               Common
                                                Net          and Common
                                  Revenues     Income     Equivalent Share
Year ended March 31, 1992:
  Trinity. . . . . . . . . . .    $1,192.3     $22.1           $0.69
  Syro . . . . . . . . . . . .        81.0       2.2
  Combined . . . . . . . . . .    $1,273.3     $24.3           $0.71




     Syro sold material of approximately $6.2 in 1992 to affiliated companies. At March 31, 1992 Syro had accounts receivable of $1.9 from these affiliated companies.

     In fiscal 1994, the businesses acquired include: (i) certain assets of Caruthersville Shipyard Inc. and Xenium Fiberglass Corporation for cash. These assets are utilized in the manufacture of marine products;(ii) certain assets of A & M Operating Company, Inc. for cash. These assets are used in the manufacture of railcars; (iii) certain assets of Redland Stone Products Company, STCC, Inc., Bluebonnet Paving, Inc., Triple S Crushed Stone Company, Waco Sand and Gravel Company, and Beazer West, Inc. for cash and 100 percent of the common stock of Myre Construction Company for 103,494 shares of Trinity common stock. These businesses are ready-mix concrete producers; and (iv) 100 percent of the common stock of Platzer Shipyard, Inc. for cash and 67,139 shares of Trinity common stock. This business manufactures and repairs barges. The aggregate purchase price of these acquisitions was approximately $56.0 million. There was no goodwill in the acquisitions. Contribution of these acquisitions to revenues and operating profit is not material.


Stock Options

The Company has a Stock Option and Incentive Plan ("Plan") which provides that incentive or Non-qualified stock options for a maximum of 1,500,000 shares of common stock may be granted to directors, officers and key employees. Incentive options may be granted over a period not to exceed ten years at a price not less than fair market value on the date of grant. The Plan terminated a similar prior stock option plan of which 1,001,007 options granted were outstanding at March 31, 1994. The Plan provides that, to the extent options granted under this Plan or any prior stock option plan are forfeited, expire or cancelled, they may again be granted pursuant to the provisions of this Plan. The Plan provides that if shares already owned by the optionee are surrendered as full or partial payment of the exercise price of an option, a new option (the "Reload Option") may be granted equal to the number of shares surrendered. The exercise price of Reload Options shall be the fair market value on the effective date of the grant.

                                                  Stock Options
                                                 Non-        Total           Price
                                 Incentive    Incentive     Exercise         Range
                                   Shares       Shares       Value          Per Share

Outstanding at March 31, 1991 .   635,194      950,404    $25,804,536    $ 6.25 - $22.50
Granted . . . . . . . . . . . .   129,647      197,503      6,543,000             $20.00
Cancelled . . . . . . . . . . .   (45,565)      (5,097)      (960,484)   $ 6.25 - $22.50
Exercised . . . . . . . . . . .   (13,769)     (18,315)      (368,080)   $ 6.25 - $19.17
Outstanding at March 31, 1992 .   705,507    1,124,495     31,018,972    $ 6.25 - $22.50
Granted . . . . . . . . . . . .      -            -              -         -        -
Cancelled . . . . . . . . . . .   (28,574)      (2,310)      (568,681)   $ 6.25 - $22.50
Exercised . . . . . . . . . . .   125,703)    (251,534)    (4,811,138)   $ 6.25 - $22.50
Outstanding at March 31, 1993 .   551,230      870,651     25,639,153    $ 6.25 - $22.50
Granted . . . . . . . . . . . .      -         975,000     26,500,028    $26.67 - $30.00
Cancelled . . . . . . . . . . .    (2,265)        (750)       (50,165)   $11.33 - $22.50
Exercised . . . . . . . . . . .  (153,429)    (264,430)    (6,784,597)   $ 9.16 - $22.50
Outstanding at March 31, 1994 .   395,536    1,580,471    $45,304,419    $ 9.16 - $30.00



At March 31, 1994, there were 1,311,038 shares (783,023 at March 31, 1993)
reserved for future options, and 620,221 stock options were exercisable
(802,419 at March 31, 1993).


Stockholder's Rights Plan


The Company has adopted a Stockholder's Rights Plan. Effective April 27, 1989, the Company paid a dividend distribution of one purchase right for each outstanding share of the Company's $1.00 par value common stock.
Each right entitles the stockholder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred
Stock at an exercise price of one hundred and seventy-five dollars.
The rights are not exercisable or detachable from the common stock until ten business days after a person acquires beneficial ownership of twenty percent or more of the Company's common stock or if a person or group commences a tender or exchange offer upon consummation of which that person or group would beneficially own twenty percent or more of the common stock.

If any person becomes a beneficial owner of twenty percent or more of the Company's common stock other than pursuant to an offer, as defined, for all shares determined by certain directors to be fair to the stockholders and otherwise in the best interests of both the Company and its stockholders (other than by reason of share purchases by the Company), each right not owned by that person or related parties enables its holder to purchase, at the right's then current exercise price, shares of the Company's common stock having a calculated value of twice the right's exercise price.

The rights, which are subject to adjustment, may be redeemed by the Company at a price of one cent per right at any time prior to their expiration on April 27, 1999 or the point at which they become exercisable.

Long-term Debt
(in millions except per share data)
                                                               March 31
                                                             1994    1993

Excluding Leasing Subsidiary:
 6.3-11.4 percent industrial development revenue bonds
  payable in varying amounts through 2005 . . . . . . . .   $  7.1  $ 10.5
 4.5-10.5 percent promissory notes, generally payable
  annually through 1996 . . . . . . . . . . . . . . . . .     34.8    38.7
                                                              41.9    49.2
Leasing Subsidiary:
 6.96-15.5 percent equipment trust certificates to
  institutional investors generally payable in semi-
  annual installments of varying amounts through 2003 . .    223.5   230.7
 11.3 percent notes payable monthly through 2003. . . . .     12.5    13.3
                                                             236.0   244.0
                                                            $277.9  $293.2

Long-term debt excluding the Leasing Subsidiary:

        The Company is required to maintain certain financial ratios, as defined. Principal payments due during the next five years are:
  1995 - $8.9; 1996 - $30.8; 1997 - $0.5; 1998 - $0.1; and 1999 - $0.1.

Long-term debt of Leasing Subsidiary:

        The trustees of the equipment trusts have been assigned title to rail-cars with a cost of $437.8 at March 31, 1994 for the life of the respective equipment trusts. Leases relating to such railcars financed by equipment trust certificates have been assigned as collateral. Trinity is required to pay fees to TILC to maintain net earnings, as defined, at 150 percent of fixed charges, as defined. Pursuant to this agreement, $0, $1.4, and $0.5 have been paid by Trinity to TILC in fiscal 1994, 1993, and 1992, respect-ively. Trinity is also required to pay to TILC the current tax benefit which results from the inclusion of TILC in Trinity's federal income tax return. These amounts are eliminated for consolidated financial presenta-tion of Trinity. TILC is required to maintain certain financial ratios, as defined. Principal payments due during the next five years are: 1995 - $30.7; 1996 - $30.4; 1997 - $31.4; 1998 - $27.5; and 1999 - $27.4.

The fair value of non-traded, fixed rate outstanding debt, estimated using discounted cash flow analysis, approximates its carrying value.

In fiscal 1993, 8 percent convertible subordinated debentures and 6.75 percent convertible debentures were converted. Assuming this convertible debt had converted as of April 1, 1992, supplementary earnings per share for fiscal 1993 would have been $1.24.





Condensed Combined Financial Information of Consolidated Leasing Subsidiaries

                                                                  March 31
(in millions)                                                  1994      1993

Assets
   Total assets (principally railcars and barges). . . . . .  $495.1    $490.6
Liabilities and Stockholder's Equity
   Total liabilities (principally long-term debt). . . . . .  $340.3    $354.8

   Stockholder's equity (including retained earnings of
     $116.5 and $104.8 in 1993 and 1992, respectively) . . .   154.8     135.8
                                                              $495.1    $490.6

                                                          Year Ended March 31
                                                        1994      1993     1992

Income
   Revenues . . . . . . . . . . . . . . . . . . . . . $104.6    $79.6    $72.8

   Income before income taxes and cumulative effect
    of change in accounting for income taxes. . . . . $ 20.9    $17.8    $18.1
   Provision for income taxes . . . . . . . . . . . .    9.9      6.1      6.3
   Income before cumulative effect of change in
    accounting for income taxes . . . . . . . . . . .   11.0     11.7     11.8
   Cumulative effect as of April 1, 1993 of change in
    method of accounting for income taxes . . . . . .    8.1      -        -
   Net income . . . . . . . . . . . . . . . . . . . . $ 19.1    $11.7    $11.8

Future minimum rental revenues on leases in each fiscal year are approximately $59.5 in 1995, $52.2 in 1996, $44.1 in 1997, $36.1 in 1998, $28.4 in 1999, and
$104.5 thereafter.

Consolidating Financial Statements of Trinity Industries, Inc.

     The following financial statements present the consolidating income statement and consolidating balance sheet of Trinity. Certain accounts have been reclassified to correspond to consolidated financial statement presentation of Trinity. Presentation of accounts does not conform to separate entity financial presentation. These consolidating financial statements are presented to provide additional analysis of, and should be read in conjunction with, the consolidated financial statements of Trinity.



Consolidating Income Statement
                                                   Leasing
                                                    Subsid-   Elimi-
Year Ended March 31, 1994 (in millions)    Trinity   iary    nations   Total


Revenues. . . . . . . . . . . . . . . . .  $1,718.8  $104.6 $ (38.5) $1,784.9

Operating costs:
 Cost of revenues . . . . . . . . . . . .   1,514.3    65.4   (38.5)  1,541.2
 Selling, engineering and administrative
  expenses. . . . . . . . . . . . . . . .      94.0     0.2     -        94.2
 Interest expense of Leasing Subsidiary .       -      23.7     -        23.7
 Retirement plans expense . . . . . . . .       9.2     -       -         9.2
 Equity in income of Leasing Subsidiary
  before income taxes . . . . . . . . . .     (20.9)    -      20.9       -
                                            1,596.6    89.3   (17.6)  1,668.3
Operating profit. . . . . . . . . . . . .     122.2    15.3   (20.9)    116.6

Other (income) expenses:
 Interest income. . . . . . . . . . . . .      (1.6)    -       -        (1.6)
 Interest expense - excluding Leasing
  Subsidiaries. . . . . . . . . . . . . .      10.6    (5.0)    -         5.6
 Other, net . . . . . . . . . . . . . . .      (1.0)   (0.6)    -        (1.6)
                                                8.0    (5.6)    -         2.4
Income before income taxes and cumulative
 effect of change in accounting for
 income taxes . . . . . . . . . . . . . .     114.2    20.9   (20.9)    114.2

Provision (benefit) for income taxes:
 Current. . . . . . . . . . . . . . . . .      45.1     4.0    (4.0)     45.1
 Deferred . . . . . . . . . . . . . . . .      (1.3)    3.3    (3.3)     (1.3)
 Effect of statutory rate increase. . . .       2.1     2.6    (2.6)      2.1
                                               45.9     9.9    (9.9)     45.9
Income before cumulative effect of change
 in accounting for income taxes . . . . .      68.3    11.0   (11.0)     68.3
Cumulative effect as of April 1, 1993 of
 change in accounting for income taxes. .       7.9     8.1    (8.1)      7.9
Net income. . . . . . . . . . . . . . . .  $   76.2  $ 19.1  $(19.1) $   76.2

Consolidating Balance Sheet
                                                     Leasing
                                                     Subsid-   Elimi-
March 31, 1994 (in millions)                Trinity   iary    nations    Total


Assets

Cash and cash equivalents. . . . . . . . . $    8.5  $  0.2  $   -    $    8.7
Receivables. . . . . . . . . . . . . . . .    259.9     5.0      -       264.9
Inventories. . . . . . . . . . . . . . . .    328.8     -        -       328.8
Property, plant and equipment, at cost:
 Excluding Leasing Subsidiary. . . . . . .    590.8     -        -       590.8
 Leasing Subsidiary. . . . . . . . . . . .      -     536.2    (57.0)    479.2
Less accumulated depreciation:
 Excluding Leasing Subsidiary. . . . . . .   (263.0)    -        -      (263.0)
 Leasing Subsidiary. . . . . . . . . . . .     -     (139.9)     -      (139.9)
Note receivable from parent. . . . . . . .     -       90.8    (90.8)      -
Investment in Leasing Subsidiary . . . . .    154.8     -     (154.8)      -
Other assets . . . . . . . . . . . . . . .     62.2     2.8    (27.7)     37.3
                                           $1,142.0  $495.1  $(330.3) $1,306.8

Liabilities and Stockholders' Equity

Short-term debt. . . . . . . . . . . . . . $  192.0  $  -    $   -    $  192.0
Accounts payable and accrued liabilities .    153.1     8.5      -       161.6
Billings in excess of cost and
 related earnings. . . . . . . . . . . . .     12.6     -        -        12.6
Long-term debt:
 Excluding Leasing Subsidiary. . . . . . .    132.7     -      (90.8)     41.9
 Leasing Subsidiary. . . . . . . . . . . .      -     236.0      -       236.0
Deferred income taxes. . . . . . . . . . .      5.8    95.8    (27.7)     73.9
Deferred income. . . . . . . . . . . . . .     59.9     -      (59.9)      -
Other liabilities. . . . . . . . . . . . .     15.4     -        2.9      18.3
Stockholders' equity . . . . . . . . . . .    570.5   154.8   (154.8)    570.5
                                           $1,142.0  $495.1  $(330.3) $1,306.8

Income Taxes
(in millions except per share data)

Effective April 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This Statement requires a change from the deferred to the liability method of computing income taxes. As permitted by Statement No. 109, the Company has elected not to restate the financial statements of any prior period. The cumulative effect of applying the change in accounting method is a decrease in the Company's deferred tax liability and a nonrecurring credit of $7.9 or $0.20 per share.

The provision for federal income taxes is determined on a consolidated return basis. The Company and the Leasing
Subsidiary file a consolidated federal income tax return. The significant components of the provision (benefit) for income taxes follow:

                                 Year Ended March 31
                          1994           1993           1992
     Current
          Federal. . .   $42.5          $23.5          $18.8
          State. . . .     4.7            2.2            1.6
                          47.2           25.7           20.4
     Deferred. . . . .    (1.3)           1.4           (5.0)
     Total . . . . . .   $45.9          $27.1          $15.4

Deferred income tax was provided in the financial statements for timing differences between financial and taxable income.
Components of the deferred provision (benefit) for income taxes computed at the statutory rate for fiscal 1993 and 1992 follow:

                                              Year Ended March 31
                                              1993           1992
Excess of tax depreciation over
 financial depreciation.................     $ 6.4         $(4.4)
Profits on long-term contracts recorded
 on the percentage of completion
 method for financial purposes and
 related items..........................       0.4            -
Pensions and other benefits.............      (5.2)         (2.0)
Accounts receivable and inventory
 valuation..............................      (1.6)         (0.5)
Alternative minimum tax credit..........       2.3           2.0
Other...................................      (0.9)         (0.1)
   Total deferred provision (benefit)...     $ 1.4         $(5.0)






The components of deferred liabilities and assets at March 31,
1994 follow:
                                                       March 31
                                                        1984
     Deferred tax liabilities:
          Excess of tax depreciation over
            financial statement depreciation.......    $100.1
               Total deferred tax liabilities......    $100.1



     Deferred tax assets:
          Profits on long-term contracts recorded
            on the percentage of completion
            method for financial purposes
            and related items......................    $  1.3
          Pensions and other benefits..............      21.3
          Accounts receivable and inventory
            valuation..............................       0.7
          Other....................................       2.9
               Total deferred tax assets...........      26.2
          Net deferred tax liabilities.............    $ 73.9

The provision for income taxes in fiscal 1994, 1993 and 1992 results in effective tax rates different than the statutory rates. The reconciliation between the effective and statutory rates follows:
                                   1994      1993      1992

Statutory rate..............       35.0%     34.0%     34.0%
State taxes.................        2.7       2.0       2.7
Effect of 1% rate increase on
  deferred taxes............        1.8        -         -
Other.......................        0.7       1.6       2.1
Effective tax rate..........       40.2%     37.6%     38.8%

In fiscal 1994, 1993 and 1992 income taxes of $44.7, $22.8 and $20.2, respectively, were paid.

Employee Benefit Plans
(in millions)

Pension plans are in effect which provide income and death benefits for eligible employees. The Company's policy is to fund retirement costs accrued to the extent such amounts are deductible for income tax purposes. Plan assets include cash, short-term debt securities, and other investments. Benefits are based on years of credited service and compensation.

Net periodic pension expense for fiscal 1994, 1993, and 1992 included the following components:
                                                     Year Ended March 31
                                                 1994       1993        1992
Service cost-benefits earned during the period $  6.2      $  8.2      $  6.2
Interest cost on projected benefit obligation.    6.3         5.2         4.9
Actual return on assets. . . . . . . . . . . .   (1.5)       (4.6)       (5.0)
Net amortization and deferral. . . . . . . . .   (4.4)       (0.6)        1.1
Accrual of profit sharing contribution . . . .    2.6         2.0         1.8
Net periodic pension expense . . . . . . . . . $  9.2      $ 10.2      $  9.0


Assumptions used for valuation of the projected
  benefit obligation were:                           Year Ended March 31
                                                1994         1993        1992
Discount rates . . . . . . . . . . . . . . . .  8.25%         9%          9%
Rates of increase in compensation levels . . .  5.25%         6%          6%
Expected long-term rate of return on assets. .     9%         9%          9%


Amounts recognized in the Company's consolidated
  balance sheet follow:                                    March 31
                                                       1994        1993
Actuarial present value of benefit obligation:
  Vested benefit obligation. . . . . . . . . .        $ 49.4      $ 39.8
  Accumulated benefit obligation . . . . . . .        $ 61.3      $ 48.9
Projected benefit obligation . . . . . . . . .        $ 78.6      $ 64.8
Plan assets at fair value. . . . . . . . . . .          63.1        58.9
Projected benefit obligation
 in excess of plan assets. . . . . . . . . . .         (15.5)       (5.9)
Unrecognized net asset at April 1, 1985. . . .          (2.3)       (3.2)
Unrecognized net asset at January 1, 1986. . .          (1.0)       (1.2)
Unrecognized net obligation at January 1, 1987.           -          0.5
Unrecognized net loss at March 31. . . . . . .          12.9         1.7

Accrued pension expense. . . . . . . . . . . .        $ (5.9)     $ (8.1)

The Company has a contributory profit sharing plan for employees of the Company and certain affiliates. Under the plan, eligible employees are allowed to make voluntary pre-tax contributions. The Company's contribution to this plan, as defined, is based on consolidated earnings and dividends.



Contingencies

     In May, 1994, a jury sitting in the United States District Court for the Southern District of New York returned a verdict against Mosher Steel Company, a former subsidiary of Trinity Industries, Inc. and Trinity Industries, Inc. in an action brought against Mosher by Morse-Diesel, Inc.
     In August, 1982, Mosher entered into a subcontract with Morse-Diesel for the fabrication and erection of structural steel for the construction of the Marriott Marquis Hotel in Times Square, New York City, New York. In August, 1984, Morse-Diesel commenced the action stated above against Mosher and Trinity for damages allegedly caused by Mosher's and its erection subcontractor's performance of the structural steel contract.

     Judgement against Mosher will be entered in the amount of $25,775,933 plus statutory interest from September, 1985.

     Mosher has been advised by legal counsel that it has substantial defenses and remedies available, and it will pursue all available avenues in the post-trial and appellate review processes. While Mosher's ultimate liability in this matter is difficult to assess, it is management's belief that the final outcome is not reasonably likely to have a material adverse affect on the Company's consolidated financial position.

Mosher and Trinity have not been involved in the fabrication of structural steel for multi-story buildings since 1989.

The Company is involved in various other claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse affect on the Company's consolidated financial statements.

Report of Independent Auditors

The Board of Directors and Stockholders
Trinity Industries, Inc.

We have audited the accompanying consolidated balance sheets of Trinity Industries, Inc. as of March 31, 1994 and 1993, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended March 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trinity Industries, Inc. at March 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1994, in conformity with generally accepted accounting principles.





                                                   ERNST & YOUNG


Dallas, Texas
May 10, 1994

Supplemental Information

Supplementary Unaudited Quarterly Data         First    Second     Third    Fourth
(in millions except for per share data)       Quarter   Quarter   Quarter   Quarter     Year

Year ended March 31, 1994:
  Revenues . . . . . . . . . . . . .          $ 402.2     463.6     466.4     452.7   1,784.9
  Operating profit . . . . . . . . .          $  27.6      33.0      30.1      25.9     116.6
  Income before cumulative effect
   of change in accounting for income
   taxes . . . . . . . . . . . . . .          $  16.8      17.8      18.5      15.2      68.3
  Cumulative effect as of April 1,
   1993 of change in accounting for
   income taxes. . . . . . . . . . .              7.9        -         -         -        7.9
  Net income . . . . . . . . . . . .          $  24.7      17.8      18.5      15.2      76.2
  Income per common and common
   equivalent share before cumulative
   effect of change in accounting for
   income taxes. . . . . . . . . . .          $  0.42      0.44      0.46      0.38      1.69
  Cumulative effect of change in
   accounting for income taxes . . .             0.20        -         -         -       0.20
  Net income per common and common
   equivalent share. . . . . . . . .          $  0.62      0.44      0.46      0.38      1.89

Year ended March 31, 1993:
  Revenues . . . . . . . . . . . . .          $ 364.7     393.8     392.6     388.9   1,540.0
  Operating profit . . . . . . . . .          $  14.4      16.1      20.4      23.7      74.6
  Net income . . . . . . . . . . . .          $   8.3       9.7      12.3      14.7      45.0
  Net income per common and
   common equivalent share . . . . .          $  0.24      0.28      0.35      0.40      1.27

Division Officers

Railcars

Timothy R. Wallace
 Chairman, Railcars

Marvin B. Hughes
 President, Railcar
  Repair

B. Ray Autry
 Vice President

Dan D. Banks
 Vice President

Fred M. Groff
 Vice President

Dale B. Hill
 Vice President

Helmut F. Hvizdalek
 Vice President

Jeffrey J. Marsh
 Vice President

W. C. Newby
 Vice President

Timothy R. Schitter
 Vice President

Stephen W. Smith
 Vice President

Richard C. Snyder
 Vice President

Leasing

Richard G. Brown
 Executive Vice
President

Thomas C. Jardine
 Vice President

Construction Products
and Metal Components

John T. Sanford
 Chairman, Construction
  Products and Metal
  Components

Don A. Graham
 President, Rollform



Don H. Johnson
 President, Structural
  Products

Harry A. Syak
 President, Syro, Inc.

Cecil C. Spear, Jr.
 Executive Vice President

Rodney A. Boyd
 Vice President

Thomas B. Clark
 Vice President

Richard D. Dalton
 Vice President

James Randall Foil
 Vice President

Bruce D. McMickle
 Vice President

Charles R. Norton
 Vice President

Carl E. Stevens
 Vice President

Christine S. Stucker
 Vice President

Robert K. Van Noord
 Vice President

Construction Products
Ready-Mix and Aggregates
Mark W. Stiles
 President

Haywood Walker, III
 Executive Vice President

Douglas Almond
 Vice President

Wiliam A. McWhirter, II
 Vice President

Kenneth S. Wadsworth
 Vice President

Marine Products

John Dane, III
 President, Marine
  Products

George J. Fegert
 President, Gretna
 Machine and Iron Works

Neal S. Platzer
Platzer Shipyard, Inc.

Vincent R. Almerico
 Senior Vice President

Robert E. Kenny
 Senior Vice President

Harvey B. Walpert
 Senior Vice President

Clifford Anglin
 Vice President

George DeBord
 Vice President

Salvadore J. Guarino
 Vice President

Sidney C. Mizell
 Vice President

Gary D. Owens
 Vice President

Anil Raj
 Vice President

James G. Rivers, Jr.
 Vice President

Containers

Custom Vessels
William E. Adams
 President, Containers
  and Custom Fabrication

Paul J. Tarantolo
 President, TMF

Charles A. Evans
 Vice President

E. C. Green
 Vice President

George W. Gruner
 Vice President

Murphy B. Horton
 Vice President

Charles G. Moore
 Vice President

Billy Ted Walsworth
 Vice President

Steve Zoller
 Vice President

LPG Containers

Timothy R. Wallace
 Chairman, LPG Containers

Michael C. Cooper
 Vice President

John R. McDearman
 Vice President

Transportation

Patrick A. Turner
 President,
  Transportation



Directors


David W. Biegler
Chairman, President and
 Chief Executive Officer
ENSERCH Corporation

Barry J. Galt
Chairman, President and
 Chief Executive Officer
Seagull Energy
Corporation

Dean P. Guerin
Chairman and Chief
 Executive Officer
Berry-Barnett Food
 Distribution Company

Jess T. Hay
Chairman and Chief
 Executive Officer
Lomas Financial
Corporation
(diversified financial
services)

Edmund M. Hoffman
Investments

Ray J. Pulley
Investments

Timothy R. Wallace
Group Vice President

W. Ray Wallace
Chairman, President and
Chief Executive Officer
























Executive Officers

W. Ray Wallace
Chairman, President and
Chief Executive Officer

Ralph A. Banks, Jr.
Senior Vice President

Richard G. Brown
Senior Vice President

K. W. Lewis
Senior Vice President

Lee D. McElroy
Senior Vice President

William E. Adams
Group Vice President

John Dane, III
Group Vice President

John T. Sanford
Group Vice President

Mark W. Stiles
Group Vice President

Jack L. Cunningham,  Jr.
Vice President

John M. Lee
Vice President

R. A. Martin
Vice President

F. Dean Phelps, Jr.
Vice President

Joe F. Piriano
Vice President

Neil O. Shoop
Treasurer

William J. Goodwin
Controller

J. J. French, Jr.
Secretary
(Employed by outside
 law firm)

Executive Offices

2525 Stemmons Freeway
Dallas, Texas
75207-2401
P.O. Box 568887
Dallas, Texas 75356-8887
Tel: (214) 631-4420

Auditors

Ernst & Young

Transfer Agent and
Registrar

The Bank of New York
New York, New York

Annual Meeting

The Annual Meeting of
Stockholders will be on
July 20, 1994, at 9:30
a.m. in the auditorium of
the Dallas Museum of Art,
1717 North Harwood
Street, Dallas, Texas

Form 10-K

A copy of the Company's
Form 10-K, filed with the
Securities and Exchange
Commission, shall be
furnished without charge
upon written request to
F. Dean Phelps, Vice
President, Trinity
Industries, Inc., P. O.
Box 568887, Dallas, Texas
75356-8887.




EXHIBIT 22
            Trinity Industries, Inc.
   Listing of Subsidiaries of the Registrant

The Registrant has no parent.

At March 31, 1994, the operating subsidiaries of the Registrant were:
                                                        Percentage of
                                          Organized   voting securities
                                          under the     owned by the
Name of subsidiary                         laws of       Registrant
Beaird Industries, Inc.                   Delaware          100%
Beaird Industries, Inc. of Orange         Delaware          100%
Platzer Shipyard, Inc.                    Delaware          100%
Standard Forged Products, Inc.            Texas             100%
Stearns Airport Equipment Co., Inc.       Delaware          100%
Syro, Inc.                                Ohio              100%
Transit Mix Concrete & Materials
 Company                                  Delaware          100%
Trinity Industries Leasing Company        Delaware          100%
Trinity Industries Transportation, Inc.   Texas             100%
Trinity Marine Caruthersville, Inc.       Delaware          100%
Trinity Marine Gulfport, Inc.             Nevada            100%
Trinity Marine Panama City, Inc.          Delaware          100%
Trinity Materials, Inc.                   Delaware          100%
Xenium Fiberglass Corporation             Delaware          100%

EXHIBIT 99.1


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                FORM 11-K
         ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
                 For the fiscal year ended March 31, 1994
                       Commission File Number 1-6903





      PROFIT SHARING PLAN FOR EMPLOYEES OF TRINITY INDUSTRIES, INC.
                          AND CERTAIN AFFILIATES
                         (Full Title of the plan)



                     TRINITY INDUSTRIES, INC.
       (Name of issuer of the securities held pursuant to the plan)


         Delaware                        75-0225040
 (State of Incorporation)    (I.R.S. Employer Identification No.)



  2525 Stemmons Freeway Dallas, Texas           75207-2401
(Address of principal executive offices)        (Zip Code)


Issuer's telephone number, including area code (214) 631-4420

      Profit Sharing Plan for Employees of Trinity Industries, Inc.
                          and Certain Affiliates
                   Index to Annual Report on Form 11-K

    (a)  Financial Statements

                         Description                        Page
         Report of independent auditors  . . . . . . .      4

         Statement of financial condition as of
         March 31, 1994 and 1993 . . . . . . . . . . .      5 - 6


         Statement of income and changes in Plan
         equity for the years ended March 31, 1994,
         1993 and 1992 . . . . . . . . . . . . . . . .      7 - 9

         Notes to financial statements . . . . . . . .      10

         Schedules - Schedules I, II, and III have been omitted because the information required is included in the Financial Statements or the notes thereto.

    (b)  Exhibits

         Number                  Title                     Page
            1       Consent of independent auditors         18

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the trustees have duly caused this Annual Report to be signed by the undersigned thereunto duly authorized.



      Profit Sharing Plan for Employees of Trinity Industries, Inc.
                          and Certain Affiliates



/s/ F. Dean Phelps, Jr.
F. Dean Phelps, Jr.
Vice President
June 28, 1994

                      Report of Independent Auditors

The Board of Directors
Trinity Industries, Inc.

We have audited the accompanying statements of financial condition of the Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates (the "Plan") as of March 31, 1994 and 1993, and the related statements of income and changes in plan equity for each of the three years in the period ended March 31, 1994. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of the Plan at March 31, 1994 and 1993, and the income and changes in plan equity for each of the three years in the period ended March 31, 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment and reportable transactions are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The supplemental schedules have been subjected to the auditing procedures applied in our audit of the 1994 financial statements and, in our opinion, are fairly stated in all material respects in relation to the 1994 basic financial statements taken as a whole.


                                                         ERNST & YOUNG
Dallas, Texas
June 3, 1994

                                                                   Profit Sharing Plan for Employees
                                                          of Trinity Industries, Inc. and Certain Affiliates
                                                                   Statement of Financial Condition
                                                                            March 31, 1994
                                                                      Putnam Mutual Funds
                                              Guaranteed                 U. S. Govt.
                                    Stock     Investment     Growth &       Income                 Participant
Assets                             Account      Account      Income         Trust       Voyager       Loans         Total
Cash and short-term
  investments . . . . . . . . .  $   15,766   $    42,787   $    -      $       -      $    -      $    56,160   $   114,713

Notes receivable
  from participants . . . . . .        -             -           -              -           -          567,334       567,334

Investment in Trinity
  common stock, at market . . .   9,280,170          -           -              -           -             -        9,280,170

Investment in guaranteed
  investment contracts, at
  contract value  . . . . . . .        -       26,064,092        -              -           -             -       26,064,092

Investment in Putnam mutual
  funds, at market  . . . . . .        -             -      2,753,306      2,566,037   1,872,152          -        7,191,495

Interest receivable . . . . . .         183        68,898           4         14,994           8           173        84,260

Contribution receivable
  from Trinity  . . . . . . . .     416,203     1,288,379     265,819        250,827     310,555          -        2,531,783

Contribution receivable
  from employees. . . . . . . .     134,956       373,797      97,830         77,199      85,887        17,444       787,113
                                 $9,847,278   $27,837,953  $3,116,959   $  2,909,057  $2,268,602  $    641,111   $46,620,960

Liabilities and Plan equity

Accrued distributions . . . . .  $  169,215   $   447,552  $   91,501   $    104,510  $  112,326  $      4,957   $   930,061
Plan equity . . . . . . . . . .   9,678,063    27,390,401   3,025,458      2,804,547   2,156,276       636,154    45,690,899
                                 $9,847,278   $27,837,953  $3,116,959   $  2,909,057  $2,268,602  $    641,111   $46,620,960

See accompanying notes to financial statements.

                                                                   Profit Sharing Plan for Employees
                                                          of Trinity Industries, Inc. and Certain Affiliates
                                                                   Statement of Financial Condition
                                                                            March 31, 1993
                                                                      Putnam Mutual Funds
                                              Guaranteed                 U. S. Govt.
                                    Stock     Investment     Growth &       Income                 Participant
Assets                             Account      Account      Income         Trust       Voyager       Loans         Total
Cash and short-term
  investments . . . . . . . . .  $   73,141   $   107,563   $   8,120   $      4,876   $   4,519   $     5,317   $   203,536

Notes receivable
  from participants . . . . . .        -             -           -              -           -          449,509       449,509

Investment in Trinity
  common stock, at market . . .   7,176,869          -           -              -           -             -        7,176,869

Investment in guaranteed
  investment contracts, at
  contract value  . . . . . . .        -       21,044,135        -              -           -             -       21,044,135

Investment in Putnam mutual
  funds, at market  . . . . . .        -             -      1,684,458      2,222,162     853,411          -        4,760,031

Interest receivable . . . . . .         181       149,952      15,816         14,318           8           110       180,385

Contribution receivable
  from Trinity  . . . . . . . .     269,297     1,152,260     104,723        194,247     160,080          -        1,880,607

Contribution receivable
  from employees. . . . . . . .      71,416       273,706      47,329         56,783      30,601        11,065       490,900
                                 $7,590,904   $22,727,616  $1,860,446   $  2,492,386  $1,048,619  $    466,001   $36,185,972

Liabilities and Plan equity

Accrued distributions . . . . .  $  130,916   $   308,532  $   31,197   $     56,412  $   68,236  $     13,362   $   608,655
Plan equity . . . . . . . . . .   7,459,988    22,419,084   1,829,249      2,435,974     980,383       452,639    35,577,317
                                 $7,590,904   $22,727,616  $1,860,446   $  2,492,386  $1,048,619  $    466,001   $36,185,972

See accompanying notes to financial statements.

                                                                  Profit Sharing Plan for Employees
                                                          of Trinity Industries, Inc. and Certain Affiliates
                                                            Statement of Income and Changes in Plan Equity
                                                                       Year Ended March 31, 1994
                                                                     Putnam Mutual Funds
                                                Guaranteed               U.S. Govt.
                                       Stock    Investment    Growth &     Income               Participant
                                      Account     Account     Income       Trust     Voyager      Loans      Total
Net investment income:
   Interest . . . . . . . . . . . . $    2,683  $1,873,188  $      420  $  200,136  $      223    $  1,759  $ 2,078,409
   Dividends    . . . . . . . . . .    144,518        -        177,194        -         57,555        -         379,267
   Other      . . . . . . . . . . .       -           -           -           -           -        321,766      321,766
                                       147,201   1,873,188     177,614     200,136      57,778     323,525    2,779,442
Realized gain(loss) on investments:
   Aggregate proceeds . . . . . . .  2,636,953   9,307,147   1,197,660   2,041,323     801,574        -      15,984,657
   Aggregate costs    . . . . . . . (2,649,556) (9,307,147) (1,187,943) (2,051,444)   (799,916)       -     (15,996,006)
Net realized gain(loss) . . . . . .    (12,603)       -          9,717     (10,121)      1,658        -         (11,349)

Unrealized appreciation (depreciation)
   of investments . . . . . . . . .  1,197,204        -       (131,217)   (156,008)     47,923         (57)     957,845

Contributions:
   Employee contribution. . . . . .  1,301,604   3,663,011     821,311     875,662     605,778       6,379    7,273,745
   Employer contribution. . . . . .    460,564   1,288,379     321,176     250,827     255,198        -       2,576,144
                                     1,762,168   4,951,390   1,142,487   1,126,489     860,976       6,379    9,849,889

Withdrawals, distributions
  and transfers . . . . . . . . . .   (875,895) (1,853,261)     (2,392)   (791,923)    207,558    (146,332)  (3,462,245)

Net increase in Plan equity . . . .  2,218,075   4,971,317   1,196,209     368,573   1,175,893     183,515   10,113,582

Plan equity:
   Beginning of year .  . . . . . .  7,459,988  22,419,084   1,829,249   2,435,974     980,383     452,639  35,577,317
   End of year  . . . . . . . . . . $9,678,063 $27,390,401 $ 3,025,458  $2,804,547  $2,156,276    $636,154 $45,690,899

See accompanying notes to financial statements.

                                                                  Profit Sharing Plan for Employees
                                                          of Trinity Industries, Inc. and Certain Affiliates
                                                            Statement of Income and Changes in Plan Equity
                                                                       Year Ended March 31, 1993
                                                                     Putnam Mutual Funds
                                                Guaranteed               U.S. Govt.
                                       Stock    Investment    Growth &     Income               Participant
                                      Account     Account     Income       Trust     Voyager      Loans      Total
Net investment income:
   Interest . . . . . . . . . . . . $    3,040  $1,637,458  $      462  $   51,977  $      356    $    895  $ 1,694,188
   Dividends    . . . . . . . . . .    117,359        -         43,610        -         16,400        -         177,369
   Other      . . . . . . . . . . .       -           -           -           -           -        294,872      294,872
                                       120,399   1,637,458      44,072      51,977      16,756     295,767    2,166,429
Realized gain(loss) on investments:
   Aggregate proceeds . . . . . . .  1,273,425   5,381,493     585,346     734,766     371,519        -       8,346,549
   Aggregate costs    . . . . . . . (1,273,425) (5,381,493)   (585,346)   (734,774)   (371,569)       -      (8,346,607)
Net realized gain(loss) . . . . . .       -           -           -             (8)        (50)       -             (58)

Unrealized appreciation (depreciation)
   of investments . . . . . . . . .  2,351,208        -         66,094     (26,234)     49,684         (65)   2,440,687

Contributions:
   Employee contribution. . . . . .    825,144   3,432,929     468,859     559,902     290,269      11,065    5,588,168
   Employer contribution. . . . . .    269,296   1,152,260     104,723     194,247     160,080        -       1,880,606
   Syro Plan Merger . . . . . . . .    157,974        -        916,552   1,357,725     359,558        -       2,791,809
                                     1,252,414   4,585,189   1,490,134   2,111,874     809,907      11,065   10,260,583

Withdrawals, distributions
  and transfers . . . . . . . . . .   (521,115) (1,873,990)    (23,572)    (26,112)    (50,159)    (85,652)  (2,580,600)

Net increase in Plan equity . . . .  3,202,906   4,348,657   1,576,728   2,111,497     826,138     221,115   12,287,041

Plan equity:
   Beginning of year .  . . . . . .  4,257,082  18,070,427     252,521     324,477     154,245     231,524   23,290,276
   End of year  . . . . . . . . . . $7,459,988 $22,419,084 $ 1,829,249  $2,435,974    $980,383    $452,639  $35,577,317

See accompanying notes to financial statements.

                                                                 Profit Sharing Plan for Employees
                                                         of Trinity Industries, Inc. and Certain Affiliates
                                                           Statement of Income and Changes in Plan Equity
                                                                      Year Ended March 31, 1992
                                                                Putnam Mutual Funds
                                              Guaranteed            U.S. Govt.
                                     Stock    Investment   Growth &    Income              Participant
                                    Account     Account     Income     Trust     Voyager      Loans        Total
Net investment income:
   Interest . . . . . . . . . . . $    5,086  $ 1,316,000  $   -     $   1,603  $    -      $     156    $ 1,322,845
   Dividends    . . . . . . . . .    101,719         -          963       -          -           -           102,682
   Other      . . . . . . . . . .    (48,331)      54,860    63,153     87,795     40,158     344,436        542,071
                                      58,474    1,370,860    64,116     89,398     40,158     344,592      1,967,598
Realized gain(loss) on investments:
   Aggregate proceeds . . . . . .  1,589,257    3,813,695    97,353        874       -         53,365      5,554,544
   Aggregate costs    . . . . . . (1,662,696)  (3,813,695)  (97,361)      (881)      -        (53,365)    (5,627,998)
Net realized gain(loss) . . . . .    (73,439)        -           (8)        (7)      -           -           (73,454)


Unrealized appreciation (depreciation)
   of investments     . . . . . .    545,683         -         (994)    (1,829)    (3,997)       (117)       538,746

Contributions:
   Employee contribution. . . . .    812,324    3,612,064    92,022    113,595     55,159        -         4,685,164
   Employer contribution. . . . .    215,989    1,033,775   101,642    124,932     65,094          78      1,541,510
                                   1,028,313    4,645,839   193,664    238,527    120,253          78      6,226,674

Withdrawals, distributions
  and transfers . . . . . . . . .   (574,382)  (1,629,268)   (4,257)    (1,612)    (2,169)   (113,029)    (2,324,717)

Net increase in Plan equity . . .    984,649    4,387,431   252,521    324,477    154,245     231,524      6,334,847

Plan equity:
   Beginning of year .  . . . . .  3,272,433   13,682,996      -          -          -           -      16,955,429
   End of year  . . . . . . . . . $4,257,082  $18,070,427  $252,521  $ 324,477  $ 154,245    $231,524 $23,290,276

See accompanying notes to financial statements.

                 Profit Sharing Plan for Employees
         of Trinity Industries, Inc. and Certain Affiliates
                   Notes to Financial Statements
                          March 31, 1994



1.  Description of the Plan

    General - The Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates (the "Plan") was adopted by the Board of Directors of Trinity Industries, Inc. (the "Board") on December 11, 1986 and became effective January 1, 1987, for eligible employees of Trinity Industries, Inc. and Certain Affiliates (the "Employer"). The Plan is a defined contribution plan designed to comply with the provisions of Title I of the Employee Retirement Income Security Act of 1974 ("ERISA"). The following is a brief description of the Plan. Participants should refer to the Plan document for complete information regarding the Plan. The Plan's fiscal year end is March 31.

    Participation - Eligible employees, as defined, who desire to contribute to the Plan, must elect to contribute on the form or forms provided by the Committee and authorize the Employer to make payroll deductions for contributions to the Plan.

    Contributions - Each Plan participant agrees to contribute not less than two percent nor more than ten percent of their compensation in one percent increments as designated by the participant. A participant's salary reduction may not exceed $9,240 and $8,994 per calendar year ended 1994 and 1993, respectively. A salary reduction and contribution agreement must be entered into by each employee as the employee begins participation in the Plan and may be amended by such employee each quarter.

    Employer matching contribution shall be made if Company earnings are at least $0.33 per share of common stock and sufficient to pay dividends to stockholders ($0.64, $0.53 and $0.53 per share for the years ended March 31, 1994, 1993, and 1992, respectively). Dividends per share have been adjusted for the three-for-two stock split distributed on August 31, 1993. If the Employer matching contribution is made, then each participant with at least five years of service, shall receive an amount equal to 50 percent of that portion of such participant's employee contribution which does not exceed six percent of such participant's total compensation for the year. If the Employer matching contribution is made, then each participant with less than five years of service shall receive an amount equal to 25 percent of that portion of such participant's employee contribution which does not exceed six percent of such participant's total compensation for the year.

    Employer contributions are net of forfeitures, as defined. Employer contributions for a given plan year shall be deposited in the Profit Sharing Trust for Employees of Trinity Industries, Inc. and Certain Affiliates (the "Trust Fund") as defined below, no later than the date on which the Employer files its Federal income tax return for such year.

    The Employer and Texas Commerce Bank - Dallas (the "Trustee"), have entered into a Trust Agreement under which the latter acts as Trustee under the Plan. Texas Commerce Bank - Dallas is the successsor Trustee to First City Bank of Dallas, N.A. pursuant to the acquisition by Texas Commerce Bank - Dallas of the assets and certain liabilities of the former First City Bank of Dallas, N.A.

In its capacity as Trustee, Texas Commerce Bank - Dallas invests the employee contributions and Employer contributions in the following investment options (hereafter collectively referred to as the "Trust Fund"):

      (a) Trinity Stock Investment Account ("Stock Account") holds shares of Employer common stock purchased on behalf of the participants. Idle cash is invested in interest-bearing accounts until such time as it can be utilized to purchase Employer common stock.

      (b) Guaranteed Investment Contract Investment Account (the "Guaranteed Investment Account") invests in guaranteed investment contracts issued by an insurance company selected annually by the Committee. At March 31, 1994, the guaranteed investment contracts had guaranteed annual rates of return of 8.80% (GAC 4854), 9.06% (GAC 5764), 9.06% (GAC 5027) , 6.70%
      (GAC 15960), 6.24% (GAC 627-05387), and 5.15% (GAC 7219).

      (c) Putnam Mutual Funds Investment Accounts (the "Putnam
      Mutual Funds") invests in three mutual funds selected by the
      Committee.   At March 31, 1994, the funds are U.S. Government
      Income Trust, Growth and Income, and Voyager.

    Participants may elect the extent to which assets are invested in the options described above in increments of 10 percent or 25 percent. At March 31, 1994, 1993 and 1992, the majority of participants had elected to participate in the guaranteed investment contracts.

    Benefits - Distribution of a participant's account balance is payable upon retirement at or after age 65, total disability, death, or termination of employment. Distribution is equal to the salary reduction contribution and related earnings plus the vested portion of the Employer contribution and related earnings.

    Withdrawal of up to 100 percent of the employee contribution can be made only to meet "immediate and heavy financial needs" (medical care, college tuition, the purchase of a primary residence, or to prevent the foreclosure on a primary residence) as long as the funds are not available for such needs from other sources. No withdrawal can be made against the earnings on the employee contributions or against the Employer contribution and related earnings. These restrictions no longer apply when the participant reaches age 59 1/2.

     Loans for "immediate and heavy financial needs" may be made for a minimum of $1,000 up to a maximum of $50,000, not to exceed 50 percent of the Employee contribution and related earnings and not to exceed 50 percent of the vested portion of the Employer contribution and related earnings. Loans are subject to rules and regulations established by the Plan Administrator, as defined in the Plan.

    Vesting - The Employer contribution and related earnings
(losses) vest to participants, depending upon the number of years of vesting service, as defined, completed by such participant as follows:
            Years of Service          Percentage Vested
           Less than 1                        0
           1 but less than 2                 20
           2 but less than 3                 40
           3 but less than 4                 60
           4 but less than 5                 80
           5 or more                        100

    A participant is 100 percent vested in their Employer contribution and allocated portion of related earnings (losses) upon their attainment of age 65 and is always 100 percent vested in their employee contribution and related earnings (losses) on such contribution.

    Administration of the Plan - The Plan is administered by a Profit Sharing Committee (the "Committee") consisting of at least three persons who are appointed by the Board. The members of the Committee serve at the pleasure of the Board, and any committee member who is an employee of the Employer shall not receive compensation for his services.

    A separate account is maintained for each participant.  The
Plan provides that account balances for participants are adjusted periodically as follows:

      (a) Employee contributions are generally allocated on a quarterly basis;

      (b) Participant's share of the Employer contribution shall be allocated to the participant's account as of a date no later than the last day of the Plan year;

      (c) Earnings and appreciation or depreciation of investment assets of the Trust Fund for each calendar quarter shall be allocated to the accounts of participants, former participants and beneficiaries who had unpaid balances in their accounts on the last day of such calendar quarter in proportion to the balances in such accounts at the beginning of the calendar quarter.

    Upon request, distributions shall be made no earlier than the later of the last day of the calendar quarter in which entitlement occurs or the date on which the Committee determines the final balances. Distributions from the Stock Account shall be made in cash unless otherwise designated by the participant.

    Income tax status - The Plan has received a determination letter from the Internal Revenue Service stating that the Plan is a qualified plan under Section 401(a) of the Internal Revenue Code (the "Code") and that the Trust is exempt from federal income tax under Section 501(a) of the Code.

    Employee contributions and Employer contributions are not included in the participant's federal taxable income in the year such contributions are made. A participant shall not be subject to federal income taxes with respect to participation in the Plan until the amounts are withdrawn or distributed.

    Amendment or termination of the Plan -   The Employer may amend
the Plan at any time. However, no amendment, unless made to secure approval of the Internal Revenue Service or other governmental agency, may operate retroactively to reduce or divest the then vested interest in the Plan of any participant, former participant or beneficiary, or to reduce or divest any benefit payable under the Plan unless all participants, former participants and beneficiaries then having vested interests or benefit payments affected thereby consent to such amendment.

    The Employer may terminate the Plan at any time. Upon complete or partial termination, the accounts of all participants affected thereby shall become 100 percent vested, and the Committee shall direct the Trustee to distribute the assets in the Trust Fund, after receipt of any required approval by the Internal Revenue Service and payment of any expenses properly chargeable thereto, to participants, former participants, and beneficiaries in proportion to their respective account balances.

2.  Significant Accounting Policies

    Investments and investment income - Investment in the common stock of the Employer and the Putnam Mutual Funds are valued at the last reported sales price on the last business day of the Plan year as reported on a national securities exchange. The investments in guaranteed investment contracts are valued at cost which approximates market value.

   Security transactions are recorded on a trade date basis. The statement of income and changes in Plan equity include net unrealized appreciation or depreciation in market value on investments. The Plan's financial statements are prepared on an accrual basis.


    Realized gains and losses - Realized gains and losses have been calculated using historical cost (first in, first out).

3.  Investments

    Investments are as follows:

                       March 31, 1994            March 31, 1993
                       Cost       Market        Cost        Market
Trinity common
 stock            $ 5,433,189  $ 9,280,170  $ 4,527,091  $ 7,176,868

Guaranteed investment
 contracts

   GAC 4854         7,100,022    7,100,022    6,479,177    6,479,177
   GAC 5764         4,885,851    4,885,851    4,479,966    4,479,966
   GAC 5432             -            -        3,225,021    3,225,021
   GAC 7219         3,800,180    3,800,180        -            -
   GAC 5027         4,015,742    4,015,742    3,655,118    3,655,118
   GAC 15960        3,013,308    3,013,308    2,853,853    2,853,853
   GAC 627-05387    3,248,989    3,248,989      351,000      351,000
                   26,064,092   26,064,092   21,044,135   21,044,135

Putnam mutual funds
   U.S. Govt.
   Income Trust     2,750,108    2,566,037    2,250,225    2,222,162

   Growth & Income  2,819,423    2,753,306    1,619,358    1,684,458

   Voyager          1,778,542    1,872,152      807,724      853,411
                    7,348,073    7,191,495    4,677,307    4,760,031


Participant loans     567,573      567,334      449,691      449,509
                  $39,412,927  $43,103,091  $30,698,224  $33,430,543

4.  Unrealized Appreciation (Depreciation) of Investments

    Unrealized appreciation (depreciation) of investments in Trinity common stock, Putnam mutual funds, and Participant loans for the years ended March 31, 1994, 1993, and 1992 were determined as follows:

                                                            Net
                         Investments     Investments      increase
                          at market        at cost       (decrease)
March 31, 1994
Trinity common stock
     March 31, 1994      $ 9,280,170     $ 5,433,189     $3,846,981
     March 31, 1993        7,176,868       4,527,091      2,649,777
                           2,103,302         906,098      1,197,204

Putnam mutual funds
     March 31, 1994        7,191,495       7,348,073       (156,578)
     March 31, 1993        4,760,031       4,677,307         82,724
                           2,431,464       2,670,766       (239,302)

Participant loans
     March 31, 1994          567,334         567,573           (239)
     March 31, 1993          449,509         449,691           (182)
                             117,825         117,882            (57)


Increase in unrealized
  appreciation of
  investments            $ 4,652,591     $ 3,694,746     $  957,845



March 31, 1993
Trinity common stock
     March 31, 1993      $ 7,176,868     $ 4,527,091     $2,649,777
     March 31, 1992        4,016,528       3,717,959        298,569
                           3,160,340         809,132      2,351,208

Putnam mutual funds
     March 31, 1993        4,760,031       4,677,307         82,724
     March 31, 1992          361,165         367,985         (6,820)
                           4,398,866       4,309,322         89,544

Participant loans
     March 31, 1993          449,509         449,691           (182)
     March 31, 1992          222,840         222,957           (117)
                             226,669         226,734            (65)


Increase in unrealized
  appreciation of
  investments            $ 7,785,875     $ 5,345,188     $2,440,687

March 31, 1992
Trinity common stock
     March 31, 1992      $ 4,016,528     $ 3,717,959     $  298,569
     March 31, 1991        2,939,045       3,186,159       (247,114)
                           1,077,483         531,800        545,683

Putnam mutual funds
     March 31, 1992          361,165         367,985         (6,820)

Participant Loans
     March 31, 1992          222,840         222,957           (117)



Increase in unrealized
  appreciation of
  investments            $ 1,661,488     $ 1,122,742     $  538,746



5.  Expenses

    The expenses incurred by the Trustee in the performance of its duties, including the Trustee's compensation and the services of an actuary, shall be paid by the Plan unless paid by the Employer. The Employer paid $196,608, $237,576, and $270,107 for actuarial services and trustee fees on behalf of the Plan for the fiscal years ended March 31, 1994, 1993, and 1992, respectively.

                            Index to Exhibits


Number                Description                      Page
  1     Consent of Independent Auditors                 18

                      Consent of Independent Auditors


    We consent to the incorporation by reference in Post Effective Amendment No. 1 to the Registration Statement (Form S-8, File No. 33-10937) pertaining to the Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates and in the related Prospectus of our report dated June 3, 1994, with respect to the financial statements and schedules of the Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates included in this Annual Report (Form 11-K) for the year ended March 31, 1994.




                                                             ERNST & YOUNG
Dallas, Texas
June 28, 1994

                     Profit Sharing Plan for Employees
            of Trinity Industries, Inc. And Certain Affiliates
                        Assets Held for Investment
                              March 31, 1994

                              Units,
                              shares,
                              or face                  Current
     Identity                 amount      Cost         value

Trinity common stock          244,215  $ 5,433,189   $ 9,280,170


Guaranteed Investment Contracts
  Allstate Life Insurance Co.
    GAC 4854, 8.80%                      7,100,022     7,100,022
    GAC 5027, 9.06%                      4,015,742     4,015,742

  John Hancock Mutual Life
    GAC 7219, 5.15%                      3,800,180     3,800,180

  Massachusetts Mutual Life
  Insurance Co.
    GAC 5764, 9.06%                      4,885,851     4,885,851

  Provident Life & Accident
  Insurance Co.
    GAC 627-05387, 6.24%                 3,248,989     3,248,989

  Travelers Insurance Co.
    GAC 15960, 6.70%                     3,013,308     3,013,308
                                        26,064,092    26,064,092

Putnam mutual funds
  U. S. Govt.
  Income Trust                199,847    2,750,108     2,566,037

  Growth & Income             212,446    2,819,423     2,753,306

  Voyager                     166,562    1,778,542     1,872,152
                                         7,348,073     7,191,495


Participant loans                          567,573       567,334

                                       $39,412,927   $43,103,091

                Profit Sharing Plan for Employees
       of Trinity Industries, Inc. and Certain Affiliates
                     Reportable Transactions
                    Year Ended March 31, 1994
             (Pursuant to ERISA Section 2520.103-6(d)(2))
                             Purchases                 Sales
                      Number of            Number of             Net
                        trans-               trans-              gain
                       actions     Cost     actions   Proceeds  (loss)
John Hancock Mutual       2     $3,771,405      -         -        -
Life GAC 7219, 5.15%

Massachusetts Mutual
Life Insurance Co.
GACP 5432                 -           -         1    $3,471,405    -

Provident Life &
Accident Insurance Co.
GAC 627-05387, 6.24%      8     $2,769,460      -          -       -