Form 10-Q
period 1994-06-30
TRINITY INDUSTRIES INC
filed 1994-08-10
CIK 99780

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

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


                           39,879,028

(Number of shares of common stock outstanding as of June 30,
1994)


                                  Part I

Item 1 - Financial Statements


                         Trinity Industries, Inc.
                        Consolidated Balance Sheet
                                (unaudited)
                    (in millions except per share data)


                                                June 30    March 31
Assets                                            1994       1994

Cash and cash equivalents . . . . . . . . .     $   14.3   $    8.7
Receivables . . . . . . . . . . . . . . . .        269.8      264.9
Inventories:
  Finished goods. . . . . . . . . . . . . .         36.0       28.2
  Work in process . . . . . . . . . . . . .        121.5      119.0
  Raw material and supplies . . . . . . . .        172.3      181.6
    Total inventories                              329.8      328.8
Property, plant and equipment, at cost:
  Excluding Leasing Subsidiary. . . . . . .        620.4      590.8
  Leasing Subsidiary. . . . . . . . . . . .        480.4      479.2
Less accumulated depreciation:
  Excluding Leasing Subsidiary. . . . . . .       (274.1)    (263.0)
  Leasing Subsidiary. . . . . . . . . . . .       (144.6)    (139.9)
Other assets. . . . . . . . . . . . . . . .         40.1       37.3
                                                $1,336.1   $1,306.8


Liabilities and Stockholders' Equity

Short-term debt . . . . . . . . . . . . . .     $  199.0   $  192.0
Accounts payable and accrued liabilities. .        181.1      161.6
Billings in excess of cost and related
  earnings. . . . . . . . . . . . . . . . .          7.1       12.6
Long-term debt:
  Excluding Leasing Subsidiary. . . . . . .         40.9       41.9
  Leasing Subsidiary. . . . . . . . . . . .        226.8      236.0
Deferred income taxes . . . . . . . . . . .         75.7       73.9
Other liabilities . . . . . . . . . . . . .         18.0       18.3
                                                   748.6      736.3
Stockholders' equity:
  Common stock - par value $1 per share;
   authorized 100.0 shares; shares issued
   and outstanding at June 30, 1994 - 39.9
   and March 31, 1994 - 39.7. . . . . . . .         39.9       39.7
  Capital in excess of par value. . . . . .        218.5      213.4
  Retained earnings . . . . . . . . . . . .        329.1      317.4
                                                   587.5      570.5
                                                $1,336.1   $1,306.8

                         Trinity Industries, Inc.
                       Consolidated Income Statement
                                (unaudited)
                    (in millions except per share data)

                                                          Three Months
                                                         Ended June 30
                                                        1994        1993
Revenues. . . . . . . . . . . . . . . . . . . . . .    $544.3      $402.2

Operating costs:
  Cost of revenues. . . . . . . . . . . . . . . . .     478.5       344.4
  Selling, engineering and administrative expenses.      25.2        22.0
  Interest expense of Leasing Subsidiary. . . . . .       5.6         6.0
  Retirement plans expense. . . . . . . . . . . . .       2.6         2.2
                                                        511.9       374.6
Operating profit. . . . . . . . . . . . . . . . . .      32.4        27.6

Other (income) expenses:
  Interest income . . . . . . . . . . . . . . . . .      (0.2)       (0.4)
  Interest expense - excluding Leasing Subsidiary .       2.2         0.9
  Other, net. . . . . . . . . . . . . . . . . . . .      (0.2)        -
                                                          1.8         0.5
Income before income taxes and cumulative effect
 of change in accounting for income taxes . . . . .      30.6        27.1

Provision for income taxes:
  Current . . . . . . . . . . . . . . . . . . . . .      11.5        10.3
  Deferred. . . . . . . . . . . . . . . . . . . . .       0.6          -
                                                         12.1        10.3
Income before cumulative effect of change in
 accounting for income taxes. . . . . . . . . . . .      18.5        16.8

Cumulative effect as of April 1, 1993 of change
 in accounting for income taxes . . . . . . . . . .        -          7.9

Net income. . . . . . . . . . . . . . . . . . . . .    $ 18.5      $ 24.7

Income per common and common equivalent share
 before cumulative effect of change in accounting
 for income taxes . . . . . . . . . . . . . . . . .    $ 0.46      $ 0.42

Cumulative effect of change in accounting for
 income taxes . . . . . . . . . . . . . . . . . . .        -         0.20

Net income per common and common equivalent share .    $ 0.46      $ 0.62

Weighted average number of common and common
 equivalent shares outstanding. . . . . . . . . . .      40.5        39.9


Earnings per share for the three months ended June 30, 1993 is adjusted for the three-for-two stock split distributed on August 31, 1993.

                         Trinity Industries, Inc.
                   Consolidated Statement of Cash Flows
                                (unaudited)
                               (in millions)
                                                          Three Months
                                                          Ended June 30
                                                        1994         1993
Cash flows from operating activities:
 Net income . . . . . . . . . . . . . . . . . . . .    $ 18.5       $ 24.7
 Adjustments to reconcile net income to net cash
  provided (required) by operating activities:
   Depreciation:
    Excluding Leasing Subsidiary. . . . . . . . . .      12.1         10.1
    Leasing Subsidiary. . . . . . . . . . . . . . .       4.8          4.8
   Deferred provision for income taxes. . . . . . .       0.6           -
   Gain on sale of property, plant and equipment. .      (0.1)        (0.1)
   Cumulative effect of change in accounting for
    income taxes. . . . . . . . . . . . . . . . . .        -          (7.9)
   Other. . . . . . . . . . . . . . . . . . . . . .       0.3          0.4
   Changes in assets and liabilities:
    Increase in receivables . . . . . . . . . . . .      (3.7)       (17.2)
    (Increase) decrease in inventories. . . . . . .       0.8        (14.0)
    Increase in other assets . . . . . . . .  . . .      (1.0)        (0.8)
    Increase (decrease) in accounts payable
     and accrued liabilities. . . . . . . . . . . .      19.5         (1.1)
    Decrease in billings in excess of cost and
     related earnings . . . . . . . . . . . . . . .      (5.5)        (7.8)
    Increase (decrease) in other liabilities. . . .      (0.3)         0.3
      Total adjustments . . . . . . . . . . . . . .      27.5        (33.3)
  Net cash provided (required) by operating
    activities. . . . . . . . . . . . . . . . . . .      46.0         (8.6)

Cash flows from investing activities:
 Proceeds from sale of property, plant
  and equipment . . . . . . . . . . . . . . . . . .       1.6          1.0
 Capital expenditures:
  Excluding Leasing Subsidiary. . . . . . . . . . .     (17.2)        (7.8)
  Leasing Subsidiary. . . . . . . . . . . . . . . .      (2.6)        (9.8)
 Payment for purchase of acquisitions,
  net of cash acquired. . . . . . . . . . . . . . .     (12.8)       (16.3)
 Cash of acquired subsidiary. . . . . . . . . . . .       1.2           -
   Net cash required by investing activities. . . .     (29.8)       (32.9)

Cash flows from financing activities:
 Issuance of common stock . . . . . . . . . . . . .       0.4          6.8
 Net borrowings under short-term debt . . . . . . .       7.0         30.0
 Proceeds from issuance of long-term debt . . . . .        -          20.0
 Payments to retire long-term debt. . . . . . . . .     (11.3)       (10.2)
 Dividends paid . . . . . . . . . . . . . . . . . .      (6.7)        (5.2)
   Net cash provided (required) by
    financing activities. . . . . . . . . . . . . .     (10.6)        41.4
Net increase (decrease) in cash and cash
 equivalents. . . . . . . . . . . . . . . . . . . .       5.6         (0.1)
Cash and cash equivalents at beginning of year. . .       8.7          7.5
Cash and cash equivalents at end of period. . . . .    $ 14.3       $  7.4




                         Trinity Industries, Inc.
              Consolidated Statement of Stockholders' Equity
                                (unaudited)
               (in millions except share and per share data)
                                                    Common   Capital
                                       Common       Stock      in                  Total
                                       Shares       $1.00    Excess                Stock-
                                   (100,000,000      Par     of Par    Retained   holders'
                                    Authorized)     Value     Value    Earnings    Equity
Balance at March 31, 1993 . . . .   26,076,549      $26.1    $214.5     $266.7     $507.3
 Other. . . . . . . . . . . . . .      225,170        0.2       6.6        -          6.8
 Net income . . . . . . . . . . .         -            -         -        24.7       24.7
 Cash dividends
  ($0.13 per share) . . . . . . .         -            -         -        (5.2)      (5.2)
Balance June 30, 1993 . . . . . .   26,301,719      $26.3    $221.1     $286.2     $533.6




Balance at March 31, 1994 . . . .   39,711,698      $39.7    $213.4     $317.4     $570.5
 Other. . . . . . . . . . . . . .      167,330        0.2       5.1         -         5.3
 Net income . . . . . . . . . . .         -            -         -        18.5       18.5
 Cash dividends
  ($0.17 per share)   . . . . . .         -            -         -        (6.8)      (6.8)
Balance June 30, 1994 . . . . . .   39,879,028      $39.9    $218.5     $329.1     $587.5








The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of the Registrant. In the opinion of the Registrant, all adjustments, consisting only of normal and recurring adjustments necessary to a fair presentation of the financial position of the Registrant as of June 30, 1994 and March 31, 1994, the results of operations for the three month periods ended June 30, 1994 and 1993 and cash flows for the three month periods ended June 30, 1994 and 1993, in conformity with generally accepted accounting principles, have been made.

                         Trinity Industries, Inc.
                Notes to Consolidated Financial Statements
                               June 30, 1994

Income Taxes

Effective April 1, 1993, Trinity adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This Statement requires a change from the deferred to the liability method of computing income taxes. As permitted by Statement No. 109, Trinity has elected not to restate the financial statements of any prior period. The effect of the change on pretax income for the period ended June 30, 1993 is not material. The cumulative effect of applying the change in accounting method is a decrease in Trinity's deferred tax liability and a nonrecurring credit of $7.9 million or $0.20 earnings per share.

The components of deferred liabilities and assets at April 1, 1993 follow:
(in millions)

     Deferred tax liabilities:

         Excess of tax depreciation over
          financial statement depreciation. . . . . . .    $ 94.1

             Total deferred tax liabilities . . . . . .      94.1

     Deferred tax assets:

         Profits on long-term contracts recorded on the
          percentage of completion method for financial
          purposes and related items. . . . . . . . . .      (0.8)
         Pensions and other benefits. . . . . . . . . .     (16.8)
         Accounts receivable and inventory valuation. .      (0.4)
         Other. . . . . . . . . . . . . . . . . . . . .      (2.8)
             Total deferred tax assets. . . . . . . . .     (20.8)

             Net deferred tax liabilities . . . . . . .    $ 73.3

Item 2 - Management's Discussion and Analysis of Consolidated Financial Condition and Statement of Operations



                            FINANCIAL CONDITION

The increase in 'Property, plant and equipment, at cost: Excluding Leasing Subsidiary' at June 30, 1994 compared to March 31, 1994 is due principally to certain acquisitions in the Construction Products and Marine Products segments.


                          Statement of Operations

                   Three Months Ended June 30, 1994 vs.
                     Three Months Ended June 30, 1993

'Revenues' increased in the current three month period compared to the same period of a year ago due primarily to increased business in the Railcars, Marine Products, and Containers segments. The increase was offset slightly by decreased 'Revenues' recorded by the Construction Products segment.

The replacement market for railcars and marine products continues to contribute to the increase in demand for freight cars, tank cars, barges, and marine vessels. At the end of the current quarter, record orders on hand for the Railcars segment and significant inquiries and quotes outstanding for the Marine Products segment indicate that this trend should continue. 'Revenues' in the Containers segment increased due primarily to higher demand for LPG containers due to the improvement in the residential housing industry. Construction Products' 'Revenues' for the current quarter declined slightly due principally to the completion of a significant passenger loading bridge contract in the prior year, offset somewhat by increased revenues from the acquisition of certain concrete operations in fiscal 1994 and the early part of the current quarter.
Demand for construction products is expected to remain favorable as attention is focused on the repair and upgrading of the nation's bridges and highways.

The increase in 'Operating profit' in the current period is principally due to the improved results from the Railcars segment. Construction Products segment 'Operating profit' declined modestly due to the reason stated above regarding a prior year passenger loading bridge contract.


                             Subsequent Events

At the Annual Meeting of Stockholders held July 20, 1994, stockholders reelected eight incumbent directors for a one year term and approved the Annual Incentive Bonus Plan for Selected Executives.

                                  Part II


Item 1 - Legal Proceedings.

On May 19, 1994, the jury in the case styled Morse-Diesel, Inc. v. Mosher Steel Company and the Registrant, awarded judgment in favor of Morse-Diesel, Inc. in the amount of $25,775,933 plus statutory interest from September 1985.

The Registrant has been advised by legal counsel that there remain substantial defenses and remedies, and the Registrant intends to pursue all available avenues in the post trial and appellate review processes.


Item 6 - Exhibits and Reports on Form 8-K.

Form 8-K was filed on June 2, 1994 that reported the decision referred to above in Item 1 - Legal Proceedings.



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






August 10, 1994