Form 10-Q
period 1994-09-30
TRINITY INDUSTRIES INC
filed 1994-11-08
CIK 99780

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

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


                           39,950,959

(Number of shares of common stock outstanding as of September 30,
1994)


                                  Part I

Item 1 - Financial Statements


                         Trinity Industries, Inc.
                        Consolidated Balance Sheet
                                (unaudited)
                    (in millions except per share data)


                                             September 30  March 31
Assets                                           1994        1994

Cash and cash equivalents . . . . . . . . .    $    3.3    $    8.7
Receivables . . . . . . . . . . . . . . . .       267.2       264.9
Inventories:
  Finished goods. . . . . . . . . . . . . .        30.6        28.2
  Work in process . . . . . . . . . . . . .       119.2       119.0
  Raw material and supplies . . . . . . . .       171.8       181.6
    Total inventories                             321.6       328.8
Property, plant and equipment, at cost:
  Excluding Leasing Subsidiary. . . . . . .       639.2       590.8
  Leasing Subsidiary. . . . . . . . . . . .       466.7       479.2
Less accumulated depreciation:
  Excluding Leasing Subsidiary. . . . . . .      (285.6)     (263.0)
  Leasing Subsidiary. . . . . . . . . . . .      (139.8)     (139.9)
Other assets. . . . . . . . . . . . . . . .        42.0        37.3
                                               $1,314.6    $1,306.8


Liabilities and Stockholders' Equity

Short-term debt . . . . . . . . . . . . . .    $  189.0    $  192.0
Accounts payable and accrued liabilities. .       166.7       161.6
Billings in excess of cost and related
  earnings. . . . . . . . . . . . . . . . .         5.8        12.6
Long-term debt:
  Excluding Leasing Subsidiary. . . . . . .        38.5        41.9
  Leasing Subsidiary. . . . . . . . . . . .       217.0       236.0
Deferred income taxes . . . . . . . . . . .        75.0        73.9
Other liabilities . . . . . . . . . . . . .        17.4        18.3
                                                  709.4       736.3
Stockholders' equity:
  Common stock - par value $1 per share;
   authorized 100.0 shares; shares issued
   and outstanding at September 30, 1994 -
   39.9 and March 31, 1994 - 39.7 . . . . .        39.9        39.7
  Capital in excess of par value. . . . . .       220.8       213.4
  Retained earnings . . . . . . . . . . . .       344.5       317.4
                                                  605.2       570.5
                                               $1,314.6    $1,306.8

                         Trinity Industries, Inc.
                       Consolidated Income Statement
                                (unaudited)
                    (in millions except per share data)

                                                          Six Months
                                                      Ended September 30
                                                       1994         1993
Revenues. . . . . . . . . . . . . . . . . . . . . .  $1,099.8      $865.8

Operating costs:
  Cost of revenues. . . . . . . . . . . . . . . . .     961.0       743.8
  Selling, engineering and administrative expenses.      50.8        44.9
  Interest expense of Leasing Subsidiary. . . . . .      11.2        12.1
  Retirement plans expense. . . . . . . . . . . . .       5.5         4.4
                                                      1,028.5       805.2
Operating profit. . . . . . . . . . . . . . . . . .      71.3        60.6

Other (income) expenses:
  Interest income . . . . . . . . . . . . . . . . .      (0.3)       (0.7)
  Interest expense - excluding Leasing Subsidiary .       5.0         2.3
  Other, net. . . . . . . . . . . . . . . . . . . .      (0.7)       (0.6)
                                                          4.0         1.0
Income before income taxes and cumulative effect
 of change in accounting for income taxes . . . . .      67.3        59.6

Provision for income taxes:
  Current . . . . . . . . . . . . . . . . . . . . .      26.6        18.9
  Deferred. . . . . . . . . . . . . . . . . . . . .        -          4.0
  Effect of statutory rate increase . . . . . . . .        -          2.1
                                                         26.6        25.0
Income before cumulative effect of change in
 accounting for income taxes. . . . . . . . . . . .      40.7        34.6

Cumulative effect as of April 1, 1993 of change
 in accounting for income taxes . . . . . . . . . .        -          7.9

Net income. . . . . . . . . . . . . . . . . . . . .  $   40.7      $ 42.5

Income per common and common equivalent share
 before cumulative effect of change in accounting
 for income taxes . . . . . . . . . . . . . . . . .  $   1.00      $ 0.86

Cumulative effect of change in accounting for
 income taxes . . . . . . . . . . . . . . . . . . .        -         0.20

Net income per common and common equivalent share .  $   1.00      $ 1.06

Weighted average number of common and common
 equivalent shares outstanding. . . . . . . . . . .      40.5        40.0

                         Trinity Industries, Inc.
                       Consolidated Income Statement
                                (unaudited)
                    (in millions except per share data)

                                                          Three Months
                                                       Ended September 30
                                                        1994        1993
Revenues. . . . . . . . . . . . . . . . . . . . . .    $555.5      $463.6

Operating costs:
  Cost of revenues. . . . . . . . . . . . . . . . .     482.5       399.4
  Selling, engineering and administrative expenses.      25.6        22.9
  Interest expense of Leasing Subsidiary. . . . . .       5.6         6.1
  Retirement plans expense. . . . . . . . . . . . .       2.9         2.2
                                                        516.6       430.6
Operating profit. . . . . . . . . . . . . . . . . .      38.9        33.0

Other (income) expenses:
  Interest income . . . . . . . . . . . . . . . . .      (0.1)       (0.3)
  Interest expense - excluding Leasing Subsidiary .       2.8         1.4
  Other, net. . . . . . . . . . . . . . . . . . . .      (0.5)       (0.6)
                                                          2.2         0.5
Income before income taxes. . . . . . . . . . . . .      36.7        32.5

Provision (benefit) for income taxes:
  Current . . . . . . . . . . . . . . . . . . . . .      15.1         8.6
  Deferred. . . . . . . . . . . . . . . . . . . . .      (0.6)        4.0
  Effect of statutory rate increase . . . . . . . .        -          2.1
                                                         14.5        14.7
Net income. . . . . . . . . . . . . . . . . . . . .    $ 22.2      $ 17.8

Net income per common and common equivalent share .    $ 0.55      $ 0.44

Weighted average number of common and common
 equivalent shares outstanding. . . . . . . . . . .      40.5        40.1

                         Trinity Industries, Inc.
                   Consolidated Statement of Cash Flows
                                (unaudited)
                               (in millions)
                                                           Six Months
                                                       Ended September 30
                                                        1994         1993
Cash flows from operating activities:
 Net income . . . . . . . . . . . . . . . . . . . .    $ 40.7       $ 42.5
 Adjustments to reconcile net income to net cash
  provided (required) by operating activities:
   Depreciation:
    Excluding Leasing Subsidiary. . . . . . . . . .      24.5         18.8
    Leasing Subsidiary. . . . . . . . . . . . . . .       7.9          8.4
   Deferred provision for income taxes. . . . . . .        -           4.0
   Gain on sale of property, plant and equipment. .      (0.2)        (0.5)
   Cumulative effect of change in accounting for
    income taxes. . . . . . . . . . . . . . . . . .        -          (7.9)
   Effect of statutory tax rate increase. . . . . .        -           2.1
   Other. . . . . . . . . . . . . . . . . . . . . .      (1.9)         1.4
   Changes in assets and liabilities:
    Increase in receivables . . . . . . . . . . . .      (0.7)       (46.3)
    (Increase) decrease in inventories. . . . . . .      13.8        (20.1)
    Increase in other assets . . . . . . . .  . . .      (3.3)        (5.2)
    Increase (decrease) in accounts payable
     and accrued liabilities. . . . . . . . . . . .       2.6         (4.5)
    Decrease in billings in excess of cost and
     related earnings . . . . . . . . . . . . . . .      (6.8)       (15.9)
    Decrease in other liabilities . . . . . . . . .      (0.8)        (1.4)
      Total adjustments . . . . . . . . . . . . . .      35.1        (67.1)
  Net cash provided (required) by operating
    activities. . . . . . . . . . . . . . . . . . .      75.8        (24.6)

Cash flows from investing activities:
 Proceeds from sale of property, plant
  and equipment . . . . . . . . . . . . . . . . . .      14.3         13.2
 Capital expenditures:
  Excluding Leasing Subsidiary. . . . . . . . . . .     (31.4)       (21.2)
  Leasing Subsidiary. . . . . . . . . . . . . . . .      (6.8)       (17.7)
 Payment for purchase of acquisitions,
  net of cash acquired. . . . . . . . . . . . . . .     (19.3)       (25.6)
 Cash of acquired subsidiary. . . . . . . . . . . .       1.1           -
   Net cash required by investing activities. . . .     (42.1)       (51.3)

Cash flows from financing activities:
 Issuance of common stock . . . . . . . . . . . . .       0.7          7.3
 Net borrowings under short-term debt . . . . . . .      (3.0)        72.0
 Proceeds from issuance of long-term debt . . . . .        -          20.0
 Payments to retire long-term debt. . . . . . . . .     (23.3)       (20.1)
 Dividends paid . . . . . . . . . . . . . . . . . .     (13.5)       (10.5)
   Net cash provided (required) by
    financing activities. . . . . . . . . . . . . .     (39.1)        68.7
Net decrease in cash and cash equivalents . . . . .      (5.4)        (7.2)
Cash and cash equivalents at beginning of year. . .       8.7          7.5
Cash and cash equivalents at end of period. . . . .    $  3.3       $  0.3

                         Trinity Industries, Inc.
              Consolidated Statement of Stockholders' Equity
                                (unaudited)
               (in millions except share and per share data)
                                                    Common   Capital
                                       Common       Stock      in                  Total
                                       Shares       $1.00    Excess                Stock-
                                   (100,000,000      Par     of Par    Retained   holders'
                                    Authorized)     Value     Value    Earnings    Equity
Balance at March 31, 1993 . . . .   26,076,549      $26.1    $214.5     $266.7     $507.3
 Three-for-two stock split. . . .   13,158,164       13.2     (13.2)        -          -
 Other. . . . . . . . . . . . . .      243,288        0.2       7.1         -         7.3
 Net income . . . . . . . . . . .         -            -         -        42.5       42.5
 Cash dividends
  ($0.3033 per share) . . . . . .         -            -         -       (11.9)     (11.9)
Balance September 30, 1993. . . .   39,478,001      $39.5    $208.4     $297.3     $545.2







Balance at March 31, 1994 . . . .   39,711,698      $39.7    $213.4     $317.4     $570.5
 Other. . . . . . . . . . . . . .      239,261        0.2       7.4         -         7.6
 Net income . . . . . . . . . . .         -            -         -        40.7       40.7
 Cash dividends
  ($0.34 per share)   . . . . . .         -            -         -       (13.6)     (13.6)
Balance September 30, 1994. . . .   39,950,959      $39.9    $220.8     $344.5     $605.2








The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of the Registrant. In the opinion of the Registrant, all adjustments, consisting only of normal and recurring adjustments necessary to a fair presentation of the financial position of the Registrant as of September 30, 1994 and March 31, 1994, the results of operations for the six and three month periods ended September 30, 1994 and 1993 and cash flows for the six month periods ended September 30, 1994 and 1993, in conformity with generally accepted accounting principles, have been made.

                         Trinity Industries, Inc.
                Notes to Consolidated Financial Statements
                            September 30, 1994

Income Taxes

Effective April 1, 1993, Trinity adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This Statement required a change from the deferred to the liability method of computing income taxes. As permitted by Statement No. 109, Trinity elected not to restate the financial statements of any prior period. The effect of the change on pretax income for the period ended September 30, 1993 is not material. The cumulative effect of applying the change in accounting method is a decrease in Trinity's deferred tax liability and a nonrecurring credit of $7.9 million or $0.20 earnings per share.

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

Item 2 - Management's Discussion and Analysis of Consolidated Financial Condition and Statement of Operations



                            FINANCIAL CONDITION

The increase in 'Property, plant and equipment, at cost: Excluding Leasing Subsidiary' at September 30, 1994 compared to March 31, 1994 is due principally to certain acquisitions in the Construction Products, Marine Products, and Metal Components segments.


                          Statement of Operations

                  Six Months Ended September 30, 1994 vs.
                    Six Months Ended September 30, 1993

'Revenues' increased in the current six month period compared to the same period of a year ago due primarily to increased business in the Railcars, Marine Products, Containers, and Leasing segments. 'Revenues' for the Construction Products and Metal Components segments were approximately the same for both periods.

The replacement market for railcars and marine products continues to contribute to the increase in demand for freight cars, tank cars, barges, and marine vessels. During the current period, record orders were booked for railcars and related products. The benefits from these orders will be seen in future quarters. 'Revenues' in the Containers segment increased due primarily to higher demand for LPG containers due to the improvement in the residential housing industry. Current period Leasing segment 'Revenues' are higher primarily due to the sales of selected car types previously for lease. Construction Products segment business is expected to improve as spending increases to meet the country's continuing need for infrastructure repair and replacement.

The increase in 'Operating profit' in the current period is principally due to the improved results from the Railcars segment. Construction Products segment 'Operating profit' declined modestly due to the reason stated above regarding a prior year passenger loading bridge contract.


                 Three Months Ended September 30, 1994 vs.
                   Three Months Ended September 30, 1993

'Revenues' and 'Operating profit' are higher for the current quarter compared to the same quarter from a year ago due to increased business in the Railcars, Containers, and Leasing segments.

                                  Part II


Item 6 - Exhibits and Reports on Form 8-K.

No Form 8-K was filed during the quarter.





Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                            Trinity Industries, Inc.


                            By: /S/ F. Dean Phelps
                                 F. Dean Phelps
                                 Vice President






November 8, 1994