Form 10-Q
period 1994-12-31
TRINITY INDUSTRIES INC
filed 1995-02-13
CIK 99780

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1994

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


                           40,208,736

(Number of shares of common stock outstanding as of December 31, 1994)



                                  Part I

Item 1 - Financial Statements


                         Trinity Industries, Inc.
                        Consolidated Balance Sheet
                                (unaudited)
                    (in millions except per share data)


                                              December 31  March 31
Assets                                           1994        1994

Cash and cash equivalents . . . . . . . . .    $    2.4    $    8.7
Receivables . . . . . . . . . . . . . . . .       274.0       264.9
Inventories:
  Finished goods. . . . . . . . . . . . . .        26.4        28.2
  Work in process . . . . . . . . . . . . .       121.3       119.0
  Raw material and supplies . . . . . . . .       200.4       181.6
    Total inventories                             348.1       328.8
Property, plant and equipment, at cost:
  Excluding Leasing Subsidiary. . . . . . .       678.5       590.8
  Leasing Subsidiary. . . . . . . . . . . .       456.7       479.2
Less accumulated depreciation:
  Excluding Leasing Subsidiary. . . . . . .      (295.8)     (263.0)
  Leasing Subsidiary. . . . . . . . . . . .      (135.3)     (139.9)
Other assets. . . . . . . . . . . . . . . .        42.1        37.3
                                               $1,370.7    $1,306.8


Liabilities and Stockholders' Equity

Short-term debt . . . . . . . . . . . . . .    $  199.0    $  192.0
Accounts payable and accrued liabilities. .       206.0       161.6
Billings in excess of cost and related
  earnings. . . . . . . . . . . . . . . . .         8.2        12.6
Long-term debt:
  Excluding Leasing Subsidiary. . . . . . .        38.5        41.9
  Leasing Subsidiary. . . . . . . . . . . .       207.3       236.0
Deferred income taxes . . . . . . . . . . .        69.4        73.9
Other liabilities . . . . . . . . . . . . .        19.4        18.3
                                                  747.8       736.3
Stockholders' equity:
  Common stock - par value $1 per share;
   authorized 100.0 shares; shares issued
   and outstanding at December 31, 1994 -
   40.2 and March 31, 1994 - 39.7 . . . . .        40.2        39.7
  Capital in excess of par value. . . . . .       222.3       213.4
  Retained earnings . . . . . . . . . . . .       360.4       317.4
                                                  622.9       570.5
                                               $1,370.7    $1,306.8

                         Trinity Industries, Inc.
                       Consolidated Income Statement
                                (unaudited)
                    (in millions except per share data)

                                                         Nine Months
                                                      Ended December 31
                                                       1994        1993
Revenues. . . . . . . . . . . . . . . . . . . . . .  $1,676.7    $1,332.2

Operating costs:
  Cost of revenues. . . . . . . . . . . . . . . . .   1,462.7     1,147.1
  Selling, engineering and administrative expenses.      77.5        69.6
  Interest expense of Leasing Subsidiary. . . . . .      16.1        18.0
  Retirement plans expense. . . . . . . . . . . . .       8.5         6.8
                                                      1,564.8     1,241.5
Operating profit. . . . . . . . . . . . . . . . . .     111.9        90.7

Other (income) expenses:
  Interest income . . . . . . . . . . . . . . . . .      (0.5)       (1.4)
  Interest expense - excluding Leasing Subsidiary .       8.2         3.7
  Other, net. . . . . . . . . . . . . . . . . . . .      (0.7)       (1.1)
                                                          7.0         1.2
Income before income taxes and cumulative effect
 of change in accounting for income taxes . . . . .     104.9        89.5

Provision (benefit) for income taxes:
  Current . . . . . . . . . . . . . . . . . . . . .      44.6        29.1
  Deferred. . . . . . . . . . . . . . . . . . . . .      (3.1)        5.2
  Effect of statutory rate increase . . . . . . . .        -          2.1
                                                         41.5        36.4
Income before cumulative effect of change in
 accounting for income taxes. . . . . . . . . . . .      63.4        53.1

Cumulative effect as of April 1, 1993 of change
 in accounting for income taxes . . . . . . . . . .        -          7.9

Net income. . . . . . . . . . . . . . . . . . . . .  $   63.4    $   61.0

Income per common and common equivalent share
 before cumulative effect of change in accounting
 for income taxes . . . . . . . . . . . . . . . . .  $   1.57    $   1.32

Cumulative effect of change in accounting for
 income taxes . . . . . . . . . . . . . . . . . . .        -         0.20

Net income per common and common equivalent share .  $   1.57    $   1.52

Weighted average number of common and common
 equivalent shares outstanding. . . . . . . . . . .      40.5        40.2

                         Trinity Industries, Inc.
                       Consolidated Income Statement
                                (unaudited)
                    (in millions except per share data)


                                                          Three Months
                                                       Ended December 30
                                                        1994        1993
Revenues. . . . . . . . . . . . . . . . . . . . . .    $576.9      $466.4

Operating costs:
  Cost of revenues. . . . . . . . . . . . . . . . .     501.7       403.3
  Selling, engineering and administrative expenses.      26.7        24.7
  Interest expense of Leasing Subsidiary. . . . . .       4.9         5.9
  Retirement plans expense. . . . . . . . . . . . .       3.0         2.4
                                                        536.3       436.3
Operating profit. . . . . . . . . . . . . . . . . .      40.6        30.1

Other (income) expenses:
  Interest income . . . . . . . . . . . . . . . . .      (0.2)       (0.7)
  Interest expense - excluding Leasing Subsidiary .       3.2         1.4
  Other, net. . . . . . . . . . . . . . . . . . . .        -         (0.5)
                                                          3.0         0.2
Income before income taxes. . . . . . . . . . . . .      37.6        29.9

Provision (benefit) for income taxes:
  Current . . . . . . . . . . . . . . . . . . . . .      18.0        10.2
  Deferred. . . . . . . . . . . . . . . . . . . . .      (3.1)        1.2
                                                         14.9        11.4

Net income. . . . . . . . . . . . . . . . . . . . .    $ 22.7      $ 18.5


Net income per common and common equivalent share .    $ 0.56      $ 0.46

Weighted average number of common and common
 equivalent shares outstanding. . . . . . . . . . .      40.6        40.2

                         Trinity Industries, Inc.
                   Consolidated Statement of Cash Flows
                                (unaudited)
                               (in millions)
                                                           Nine Months
                                                        Ended December 31
                                                        1994         1993
Cash flows from operating activities:
 Net income . . . . . . . . . . . . . . . . . . . .    $ 63.4       $ 61.0
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation:
    Excluding Leasing Subsidiary. . . . . . . . . .      37.6         29.5
    Leasing Subsidiary. . . . . . . . . . . . . . .      12.2         14.2
   Deferred provision (benefit) for income taxes. .      (3.1)         5.2
   Gain on sale of property, plant and equipment. .      (0.2)        (0.1)
   Cumulative effect of change in accounting for
    income taxes. . . . . . . . . . . . . . . . . .        -          (7.9)
   Effect of statutory tax rate increase. . . . . .        -           2.1
   Other. . . . . . . . . . . . . . . . . . . . . .      (4.4)        (0.5)
   Changes in assets and liabilities:
    Decrease in receivables . . . . . . . . . . . .        -           0.2
    Increase in inventories . . . . . . . . . . . .     (11.4)       (40.6)
    Increase in other assets . . . . . . . .  . . .      (3.3)        (7.4)
    Increase (decrease) in accounts payable
     and accrued liabilities. . . . . . . . . . . .      41.5        (26.1)
    Decrease in billings in excess of cost and
     related earnings . . . . . . . . . . . . . . .      (4.4)       (19.0)
    Increase in other liabilities . . . . . . . . .       1.2          2.5
      Total adjustments . . . . . . . . . . . . . .      65.7        (47.9)
  Net cash provided by operating activities . . . .     129.1         13.1

Cash flows from investing activities:
 Proceeds from sale of property, plant
  and equipment . . . . . . . . . . . . . . . . . .      26.8         14.6
 Capital expenditures:
  Excluding Leasing Subsidiary. . . . . . . . . . .     (45.3)       (29.9)
  Leasing Subsidiary. . . . . . . . . . . . . . . .     (15.1)       (27.0)
 Payment for purchase of acquisitions,
  net of cash acquired. . . . . . . . . . . . . . .     (57.5)       (31.5)
 Cash of acquired subsidiary. . . . . . . . . . . .       2.4          0.1
   Net cash required by investing activities. . . .     (88.7)       (73.7)

Cash flows from financing activities:
 Issuance of common stock . . . . . . . . . . . . .       0.7          8.5
 Net borrowings under short-term debt . . . . . . .       7.0         77.0
 Proceeds from issuance of long-term debt . . . . .        -          20.0
 Payments to retire long-term debt. . . . . . . . .     (34.1)       (29.8)
 Dividends paid . . . . . . . . . . . . . . . . . .     (20.3)       (17.2)
   Net cash provided (required) by
    financing activities. . . . . . . . . . . . . .     (46.7)        58.5
Net decrease in cash and cash equivalents . . . . .      (6.3)        (2.1)
Cash and cash equivalents at beginning of year. . .       8.7          7.5
Cash and cash equivalents at end of period. . . . .    $  2.4       $  5.4

                         Trinity Industries, Inc.
              Consolidated Statement of Stockholders' Equity
                                (unaudited)
               (in millions except share and per share data)
                                                    Common   Capital
                                       Common       Stock      in                  Total
                                       Shares       $1.00    Excess                Stock-
                                   (100,000,000      Par     of Par    Retained   holders'
                                    Authorized)     Value     Value    Earnings    Equity
Balance at March 31, 1993 . . . .   26,076,549      $26.1    $214.5     $266.7     $507.3
 Three-for-two stock split. . . .   13,158,164       13.2     (13.2)        -          -
 Other. . . . . . . . . . . . . .      400,434        0.3       9.3         -         9.6
 Net income . . . . . . . . . . .         -            -         -        61.0       61.0
 Cash dividends
  ($0.4733 per share) . . . . . .         -            -         -       (18.8)     (18.8)
Balance at December 31, 1993. . .   39,635,147      $39.6    $210.6     $308.9     $559.1







Balance at March 31, 1994 . . . .   39,711,698      $39.7    $213.4     $317.4     $570.5
 Other. . . . . . . . . . . . . .      497,038        0.5       8.9         -         9.4
 Net income . . . . . . . . . . .         -            -         -        63.4       63.4
 Cash dividends
  ($0.51 per share)   . . . . . .         -            -         -       (20.4)     (20.4)
Balance at December 31, 1994. . .   40,208,736      $40.2    $222.3     $360.4     $622.9








The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of the Registrant. In the opinion of the Registrant, all adjustments, consisting only of normal and recurring adjustments necessary to a fair presentation of the financial position of the Registrant as of December 31, 1994 and March 31, 1994, the results of operations for the nine and three month periods ended December 31, 1994 and 1993 and cash flows for the nine month periods ended December 31, 1994 and 1993, in conformity with generally accepted accounting principles, have been made.

                         Trinity Industries, Inc.
                Notes to Consolidated Financial Statements
                             December 31, 1994

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

Item 2 - Management's Discussion and Analysis of Consolidated Financial Condition and Statement of Operations



                            FINANCIAL CONDITION

The increase in 'Property, plant and equipment, at cost: Excluding Leasing Subsidiary' at December 31, 1994 compared to March 31, 1994 is due principally to certain acquisitions in the Construction Products, Marine Products, and Metal Components segments.


                          Statement of Operations

                  Nine Months Ended December 31, 1994 vs.
                    Nine Months Ended December 31, 1993

'Revenues' increased in the current nine month period compared to the same period of a year ago due primarily to increased business in the Railcars segment. Marine Products, Construction Products and Containers segments 'Revenues' recorded moderate increases in the current period. Leasing segment 'Revenues' increased due to the sales of selected car types previously for lease. 'Revenues' for the Metal Components segment were approximately the same for both periods.

Strong replacement demand and fundamental economic expansion of railroad traffic are stimulating the production of railcars and related products. This demand is expected to continue as railcars on order at the end of the current period are up 60% from railcars on order a year ago. A similar replacement market for marine products and construction products is anticipated as the economy grows stronger. 'Revenues' in the Containers segment increased due primarily to higher demand for LPG containers caused by improvement in the residential housing industry.

The increase in 'Operating profit' in the current period is principally due to improved results from the Railcars segment. Leasing segment 'Operating profit' is higher due to sale of selected car types previously for lease.

                 Three Months Ended December 31, 1994 vs.
                   Three Months Ended December 31, 1993

'Revenues' are higher for the current quarter compared to the same quarter from a year ago due to increased business in the Railcars, Construction Products and Leasing segments. 'Operating profit' is greater in the current quarter due primarily to improved results in the Railcars and Leasing segments.

                                  Part II


Item 6 - Exhibits and Reports on Form 8-K.

     (a) Exhibits

     Exhibit
     Number                     Description
       27                Financial Data Schedule

     (b) No Form 8-K was filed during the quarter.





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





                            Trinity Industries, Inc.


                            By:  /S/ F. Dean Phelps
                                 F. Dean Phelps
                                 Vice President






February 10, 1995

                             Index to Exhibit


NO.                             DESCRIPTION                      PAGE
27             Financial Data Schedule                             *










































Notice: Exhibit 27, Financial Data Schedule, is filed pursuant to the requirements of Regulation S-T as it relates to electronic filings through the EDGAR System. While this exhibit has been included in the electronic filing of this Form 10-Q to the Securities and Exchange Commission, it is not included in the printed reproduction. The Financial Data Schedule sets forth specific financial information easily obtained from the financial statements, schedules and other disclosure requirements from the Registrant's filed report form. The purpose of the Financial Data Schedule is the identification of specific information in a manner that permits the data to be readily identified and extracted by the electronic system.