Form 10-K
period 1995-03-31
TRINITY INDUSTRIES INC
filed 1995-06-27
CIK 99780

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                Form 10-K

   (Mark One)

   --      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  |X |               SECURITIES EXCHANGE ACT OF 1934
   --
                  For the fiscal year ended March 31, 1995

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

     The aggregate market value of voting stock held by nonaffiliates of the Registrant is $1,531,783,124 as of May 26, 1995.

                                40,177,918

   ( Number of Shares of common stock outstanding as of May 26, 1995)


                       DOCUMENTS INCORPORATED BY REFERENCE

	Portions of the Registrant's 1995 Annual Report to Stockholders for the fiscal year ended March 31, 1995 are incorporated by reference into Parts I, II, and IV hereof and portions of the Registrant's definitive Proxy Statement for the 1995 Annual Meeting of Stockholders to be held July 19, 1995 are incorporated by refernece into Part III hereof.


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

     Various financial information concerning the Registrant's industry segments for each of the last three fiscal years is included in the Registrant's 1995 Annual Report to Stockholders on page 22 under the heading "Segment Information", and such section is incorporated herein by reference.

     Railcars. The Registrant manufactures railroad freight cars, principally pressure and non- pressure tank cars, hopper cars, intermodal cars and gondola cars used for transporting a wide variety of liquids, gases and dry cargo. Tank cars transport products such as liquefied petroleum gas, liquid fertilizer, sulfur, sulfuric acids and corn syrup. Covered hopper cars carry cargo such as grain, dry fertilizer, plastic pellets and cement. Open-top hoppers haul coal, and top-loading gondola cars transport a variety of heavy bulk commodities such as scrap metals, finished flat steel products, machinery and lumber. Intermodal cars transport various products which have been loaded in containers to minimize shipping costs.

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




     Construction Products. The construction products manufactured by the Registrant include beams, girders, columns, highway guard rail and highway safety devices and related barrier products, ready-mix concrete and aggregates, passenger loading bridges, and baggage handling systems. These products are used in the bridge, highway construction and building industries and airports. Some of the sales of beams, girders and columns are to general contractors and subcontractors on highway construction projects. Generally, customers for highway guardrail and highway safety devices are highway departments or subcontractors on highway projects. Passenger loading bridges and conveyor systems are generally sold to contractors, airports, or airlines as part of airport terminal equipment. Ready-mix concrete and aggregates are used in the building and foundation industry and customers include primarily owners, contractors and sub-contractors.

     Containers. The Registrant is engaged in manufacturing metal containers consisting of extremely large, heavy pressure vessels and other heavy welded products, including industrial silencers, desalinators, evaporators, and gas processing systems for the storage and transportation of liquefied petroleum ("LP") gas and anhydrous ammonia fertilizer. Pressure LP gas containers are utilized at industrial plants, utilities, small businesses and in suburban and rural areas for residential heating and cooking needs. Fertilizer containers are manufactured for highway and rail transport, bulk storage, farm storage and the application and distribution of anhydrous ammonia. The Registrant also makes heat transfer equipment for the chemical, petroleum and petrochemical industries and a complete line of custom vessels, standard steam jacketed kettles, mix cookers, and custom-fabricated cooking vessels for the food, meat, dairy, pharmaceutical, cosmetic and chemical industries.

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

     Leasing. The Company has one wholly-owned leasing subsidiary, Trinity Industries Leasing Company ("TILC"), which was incorporated in 1979. TILC is engaged in leasing specialized types of railcars, consisting of both tank cars and hopper cars, to industrial companies in the petroleum, chemical, grain, food processing, fertilizer and other industries which supply cars to the railroads. At March 31, 1995, TILC had under lease 9,066 railcars. During fiscal year 1995, TILC divested its inventory of river hopper barges previously held for lease. The barges were operated under an agreement which provided for management of the barges. The barges were generally used for movement of commodities on the inland waterway system, primarily the Mississippi and Missouri Rivers.

     Substantially all equipment leased by TILC was purchased from the Registrant at prices comparable to the prices for equipment sold by the Registrant to third parties. As of March 31, 1995, TILC had equipment on lease or available for lease purchased from the Registrant at a cost of $431.0 million. Generally, TILC purchases the equipment to be leased only after a lessee has committed to lease such equipment.

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

     Marketing, Raw Materials, Employees and Competition. As of March 31, 1995, the Registrant operated only in the continental United States. On May 5, 1995, the Registrant acquired one hundred percent of the capital stock of the holding company which owns Grupo TATSA S.A. de C.V. Grupo TATSA is headquartered in Mexico City, Mexico. The Registrant sells substantially all of its products through its own salesmen operating from offices in Montgomery, Alabama; Elizabethtown and Paducah, Kentucky; Shreveport, Louisiana; Flint, Michigan; St. Louis, Missouri; Gulfport, Mississippi; Asheville, North Carolina; Cincinnati and Girard, Ohio; Beaumont, Dallas/Ft. Worth, Houston and Navasota, Texas; and Centerville, Utah. Independent sales representatives are also used to a limited extent. The Registrant markets railcars, containers and metal components throughout the United States. Except in the case of weld fittings, guardrail, and standard size LP gas containers, the Registrant's products are ordinarily fabricated to the customer's specifications pursuant to a purchase order.

     The principal materials used by the Registrant are steel plate, structural steel shapes and steel forgings. There are numerous domestic and foreign sources of such steel and most other materials used by the Registrant.

     The Registrant currently has approximately 16,500 employees, of which approximately 15,100 are production employees and 1,400 are administrative, sales, supervisory and office employees.

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

     Recent Developments. Information concerning the Registrant's business acquisitions are included in the Registrant's 1995 Annual Report to Stockholders under the heading "Business Acquisitions," (pages 23 through 24) and such section is incorporated herein by reference.

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

Item 2. Properties.

     The Registrant's principal executive offices are located in a ten story office building containing approximately 107,000 sq. ft. and a connected adjacent building containing approximately 66,000 sq. ft., each owned by the Registrant, in Dallas, Texas. The following table sets forth certain salient facts with respect to each of the operating plant properties owned and/or leased by the Registrant at March 31, 1995:


                   Registrant's  Uses of   Approx.
                   Interest in  Premises Bldg. Area Expiration Annual
  Plant Location     Property     (1)     (Sq Ft.)     Date    Rentals

Ackerman, MS          Fee         (e)       78,000      -        -
Ashland City, TN      Fee         (b)       92,000      -        -
Asheville, NC        Lease        (a)       94,000   06/30/99 $198,000
Beaumont, TX          Fee         (a)      431,000      -        -
Bessemer, AL          Fee         (a)    1,183,000      -        -
Brownsville, PA       Fee         (b)      200,000      -        -
Brusly, LA            Fee         (b)      148,000      -        -
Butler, PA            Fee         (a)       40,000      -        -
Butler, PA           Lease        (a)       30,000   12/31/97 $ 65,000
Caruthersville, MO    Fee         (b)      302,000      -        -
Cedartown, GA         Fee         (d)       97,000      -        -
Centerville, UT       Fee         (c)       63,000      -        -
Cincinnati, OH        Fee        (d,e)     150,000      -        -
Dallas, TX
 (2 plants)           Fee         (a)      447,000      -        -
Denton, TX            Fee         (a)       65,000      -        -
Elizabethtown, KY     Fee         (c)       40,000      -        -
Elkhart, IN           Fee         (e)      125,000      -        -
Enid, OK              Fee         (e)       73,000      -        -
Fairfield, OH        Lease        (d)       72,000   06/30/95 $ 72,000
Flat Rock, NC        Lease        (a)        8,000   01/31/98 $ 64,000
Ft. Worth, TX
 (6 plants)           Fee       (a,c,d)    973,000      -        -
Girard, OH
 (2 plants)           Fee         (c)      326,000      -        -
Greenville, PA        Fee         (a)      918,000      -        -
Gulfport, MS          Fee         (b)      438,000      -        -
Harvey, LA           Lease        (b)       34,000   03/26/96 $ 86,000
Houston, TX
 (3 plants)           Fee       (b,c,d)    620,000      -        -
Johnstown, PA         Fee         (a)      152,000      -        -
Lima, OH              Fee         (c)       72,000      -        -
Lockport, LA          Fee         (b)       43,000      -        -
Longview, TX
 (4 plants)           Fee        (a,d)     557,000      -        -
Longview, TX         Lease        (a)       57,000   10/31/95 $ 32,000
Madisonville, LA      Fee         (b)      137,000      -        -
McKees Rocks, PA      Fee         (a)      600,000      -        -
Montgomery, AL
 (2 plants)           Fee         (c)      421,000      -        -
Moss Point, MS
 (2 plants)           Fee         (b)      155,000      -        -
Mt. Orab, OH          Fee         (a)      183,000      -        -
Nashville, TN         Fee         (b)      261,000      -        -
Navasota, TX          Fee         (e)      151,000      -        -
New London, MN        Fee         (d)       20,000      -        -
New Orleans, LA      Lease (2)    (b)      254,000   12/31/16 $ 42,000
Oklahoma City, OK     Fee        (a,d)     260,000      -        -
Orange, TX            Fee         (d)      735,000      -        -
Paducah, KY           Fee         (b)       40,000      -        -
Panama City, FL       Fee         (b)       41,000      -        -
Paris, TN             Fee         (a)       21,000      -        -
Pine Bluff, AR        Fee         (d)       34,000      -        -
Quincy, IL            Fee         (d)       95,000      -        -
Rocky Mount, NC       Fee         (d)       53,000      -        -
Saginaw, TX
 (2 plants)           Fee         (a)      263,000      -        -
San Antonio, TX       Fee         (c)      246,000      -        -
Sand Springs, OK      Fee         (e)      156,000      -        -
Shreveport, LA       Lease        (d)      691,000   11/30/42 $ 12,000
Tulsa, OK             Fee        (a,d)     114,000      -        -
Vidor, TX             Fee         (a)       40,000      -        -
West Memphis, AR      Fee         (e)       63,000      -        -


     (1) (a) Manufacture of Railcars
          (b) Manufacture of Marine Products
          (c) Manufacture of Construction Products
          (d) Manufacture of Containers
          (e) Manufacture of Metal Components

     (2)  The lease may be canceled by either party after 12/31/96.


     All machinery and equipment and the buildings occupied by the Registrant are maintained in good condition. The Registrant estimates that its plant facilities were utilized during the fiscal year at an average of approximately 80 percent of present productive capacity for railcars, 70 percent for Marine Products, 75 percent for Construction Products, 75 percent for Containers, and 75 percent for Metal Components.

Item 3.  Legal Proceedings.

      See page 28 of the Registrant's 1995 Annual Report to Stockholders which is incorporated herein by reference for a discussion of legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1995.
___________________

                                  PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters.

     Market for the Registrant's common stock and related stockholder matters are incorporated herein by reference from the information contained on page 3 under the caption "Corporate Profile" and on page 15 under the caption "Financial Summary" of the Registrant's 1995 Annual Report to Stockholders.

Item 6.  Selected Financial Data.

     Selected financial data is incorporated herein by reference from the information contained on page 15 under the caption "Financial Summary" of the Registrant's 1995 Annual Report to Stockholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's discussion and analysis of financial condition and results of operations are incorporated herein by reference from the Registrant's 1995 Annual Report to Stockholders, pages 16 through 17.

     Other persons, who are not executive officers of the Registrant, are listed on page 30 under the caption "Division Officers" of the Annual Report to Stockholders, and such caption is hereby incorporated by reference.

Item 8.  Financial Statements and Supplementary Data.

     Financial statements of the Registrant at March 31, 1995 and 1994 and for each of the three years in the period ended March 31, 1995 and the auditor's report thereon, and the Registrant's unaudited quarterly financial data for the two year period ended March 31, 1995, are incorporated by reference from the Registrant's 1995 Annual Report to Stockholders, pages 18 through 29.

Item 9.  Disagreements on Accounting and Financial Disclosure.

     No disclosure required.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Information concerning the directors and executive officers of the Registrant is incorporated herein by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on July 19, 1995, page 3, under the caption "Election of Directors".

       Executive Officers of the Registrant.*

     The following table sets forth the names and ages of all executive officers of the Registrant, the nature of any family relationship between them, all positions and offices with the Registrant presently held by them, the year each person first became an officer and the term of each person's office:
                                                     Officer    Term
  Name(1)(2)(3)         Age        Office             Since    Expires(4)

W. Ray Wallace          72    Chairman, President      1958    July 1995
                               Chief Executive Officer
Ralph A. Banks, Jr      71    Senior Vice Presiden     1962    July 1995
Richard G. Brown        71    Senior Vice Presiden     1979    July 1995
K.W. Lewis              56    Senior Vice Presiden     1974    July 1995
Lee D. McElroy          72    Senior Vice Presiden     1992    July 1995
Timothy R. Wallace      41    Director & Group         1993    July 1995
                               Vice President
John Dane, III          44    Group Vice President     1993    July 1995
John T. Sanford         43    Group Vice President     1993    July 1995
Mark Stiles             46    Group Vice President     1993    July 1995
Jack L. Cunningham      50    Vice President           1982    July 1995
John M. Lee             34    Vice President           1994    July 1995
R. A. Martin            60    Vice President           1974    July 1995
Tim L. Oglesby          37    Vice President           1995    July 1995
F. Dean Phelps, Jr      51    Vice President           1979    July 1995
Joseph F. Piriano       58    Vice President           1992    July 1995
Linda S. Sickels        44    Vice President           1995    July 1995
Neil O. Shoop           51    Treasurer                1985    July 1995
William J. Goodwin      47    Controller               1986    July 1995
J.J. French, Jr.        64    Secretary                1970    July 1995



* This data is furnished as additional information pursuant to instructions to
Item 401 to Regulation S-K and in lieu of inclusion in the Registrant's Proxy Statement.

(1) W. Ray Wallace, Chairman, President & Chief Executive Officer, is the father of Timothy R. Wallace, a Director and Group Vice President of the Registrant.

(2) Mr. Stiles joined the Registrant in 1991 upon the acquisition by the Registrant of Transit Mix Concrete Company. For at least five years prior thereto, Mr. Stiles was Executive Vice President and General Manager of Transit Mix. Mr. Piriano was Director of Purchasing for the Registrant for at least the last five years. Mr. Lee joined the Registrant in 1994. For at least five years prior thereto, Mr. Lee was a manager for a national public accounting firm. Mr. Oglesby joined the Registrant in 1993. For at least five years prior thereto, Mr. Oglesby was a software manager for a national defense contractor. Ms. Sickels joined the Registrant in 1992. Prior to that, Ms. Sickels was in government relations for a state utility company. All of the other above-mentioned executive officers, except Mr. French, have been in the full-time employ of the Registrant or its subsidiaries for more than five years. Although the titles of certain such officers have changed during the past five years, all have performed essentially the same duties during such period of time.

(3) Mr. French, an attorney, is President of Joe French & Associates, a Professional Corporation, since April, 1993. For at least five years prior thereto, Mr. French was employed by Locke Purnell Rain Harrell, a Professional Corporation.

(4) It is anticipated that all of such officers will be reelected at the Annual Meeting of the Board of Directors to be held on July 19, 1995.

Item 11.  Executive Compensation.

     Information on executive compensation is incorporated herein by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on July 19, 1995, page 6 under the caption "Executive Compensation and Other Matters".

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on July 19, 1995, page 2, under the caption "Voting Securities and Stockholders", and page 3, under the caption "Election of Directors".

Item 13.  Certain Relationships and Related Transactions.

     Information concerning certain relationships and related transactions is incorporated herein by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on July 19, 1995, pages 3 through 4, under the caption "Election of Directors".


                           ______________________

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

    (b)  Reports on Form 8-K

         No Form 8-K was filed during the fourth quarter of fiscal 1995.


                         Trinity Industries, Inc.

          Financial Statements and Financial Statement Schedules

                 for Inclusion in Annual Report Form 10-K

                         Year Ended March 31, 1995


                          Trinity Industries, Inc.
                       Index to Financial Statements
                     and Financial Statement Schedules
                               (Item 14 (a))

                                                     REFERENCE
                                                    1995 Annual
                                              Form             Report to
                                              10-K            Stockholders
                                             (Page)              (Page)
Consolidated balance sheet at
 March 31, 1995 and 1994. . . . . . . . . .     -                  19
For each of the three years in the
  period ended March 31, 1995:
   Consolidated income statement. . . . . .     -                  18
   Consolidated statement of cash flows . .     -                  20
   Consolidated statement of
     stockholders' equity . . . . . . . . .     -                  21
   Notes to consolidated financial
     statements . . . . . . . . . . . . . .     -                  21

Supplemental information:
  Supplementary unaudited quarterly data. .     -                  29

Consolidated financial statement schedule
  for each of the three years in the
  period ended March 31, 1995:
      II - Allowance for doubtful accounts.    12                   -

Other financial information:
  Weighted average interest rate on
   short-term borrowings. . . . . . . . . .    12                   -

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

         The consolidated financial statements and supplementary information listed in the above index which are included in the 1995 Annual Report to Stockholders are hereby incorporated by reference.

EXHIBIT (23)


                 Consent of Independent Auditors


    We consent to the incorporation by reference in this Annual Report (Form 10-K) of Trinity Industries, Inc. of our report dated May 10, 1995, included in the 1995 Annual Report to Stockholders of Trinity Industries, Inc.

    Our audits also included the financial statement schedule of Trinity Industries, Inc. listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    We also consent to the incorporation by reference in Post-Effective Amendment No. 3 to the Registration Statement (Form S-8, No. 2-64813), Post-Effective amendment No. 1 to the Registration Statement (Form S-8, No. 33-10937), Post-Effective Amendment No. 1 to the Registration Statement (Form S-3, No. 33-12526), Amendment No. 1 to the Registration Statement (Form S-3, No. 33- 57338), Registration Statement (Form S-8, No. 33-35514), Registration Statement (Form S-8, No. 33- 73026), Post-Effective Amendment No. 1 to the Registration Statement (Form S-4, No. 33-51709) of Trinity Industries, Inc. and in the related Prospectuses of our report dated May 10, 1995, with respect to the consolidated financial statements and schedules of Trinity Industries, Inc. included or incorporated by reference in this Annual Report (Form 10-K) for the year ended March 31, 1995.




                                                    ERNST & YOUNG LLP





Dallas, Texas
June 26, 1995

                                                                SCHEDULE II
                         Trinity Industries, Inc.
                      Allowance for Doubtful Accounts
                 Year Ended March 31, 1995, 1994 and 1993
                               (in millions)

                                       Additions
                                Balance at charged to Accounts Balance beginning costs and charged at end
                                 of year       expenses        off       of year
Year Ended March 31, 1995        $  1.0         $  0.3        $0.5         $ 0.8

Year Ended March 31, 1994        $  1.2         $  0.3        $0.5         $ 1.0

Year Ended March 31, 1993        $  1.5         $  0.4        $0.7         $ 1.2





                         Trinity Industries, Inc.
                        Other Financial Information
                           Short-Term Borrowings

The weighted average interest rate on short-term borrowings outstanding as of March 31, 1995, 1994, and 1993 is 5.28%, 3.57%, and 4.00%, respectively.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trinity Industries, Inc.
Registrant

By: /s/ F. Dean Phelps, Jr.
          F. Dean Phelps, Jr.
          Vice President
          June 26, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:

Directors:                                 Principal Executive Officer:
/s/ David W. Biegler                       /s/ W. Ray Wallace
David W. Biegler                           W. Ray Wallace
Director                                   President and Chairman
June 26, 1995                              June 26, 1995

                                           Principal Financial Officer:
/s/ Barry J. Galt                          /s/ K. W. Lewis
Barry J. Galt                              K. W. Lewis
Director                                   Senior Vice President
June 26, 1995                              June 26, 1995

                                           Principal Accounting Officer:
/s/ Dean P. Guerin                         /s/ F. Dean Phelps, Jr.
Dean P. Guerin                             F. Dean Phelps, Jr.
Director                                   Vice President
June 26, 1995                              June 26, 1995

Jess T. Hay
Director
June 26, 1995

/s/ Edmund M. Hoffman
Edmund M. Hoffman
Director
June 26, 1995

/s/ Ray J. Pulley
Ray J. Pulley
Director
June 26, 1995


/s/ Timothy R. Wallace
Timothy R. Wallace
Director
June 26, 1995

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

(10.5)   Directors' Retirement Plan adopted December 11, 1986
         incorporated by reference to Exhibit 10.6 to Form
         10-K filed June 14, 1990).                                     *

(10.6)   1989 Stock Option Plan with Stock Appreciation Rights
         (incorporated by reference to Registration Statement
         No. 33-35514 filed June 20, 1990)                              *

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


(13) Annual Report to Stockholders. With the exception of the information incorporated by reference into Items 1, 5, 6, 7 and 8 of Form 10-K, the
         1995 Annual Report to Stockholders is not deemed as a part of this report.

(21)     Listing of subsidiaries of the Registrant.                    16

(23)     Consent of Independent Auditors.                              11

(27)     Financial Data Schedules.

(99.1)   Annual Report on Form 11-K for employee
         stock purchase, savings and
         similar plans filed pursuant to Rule 15d-21.


EXHIBIT 13

Corporate Profile

Trinity Industries, Inc. is a large manufacturer of heavy metal products with manufacturing and fabrication operations in six business segments: Railcars, Marine Products, Construction Products, pressure and non-pressure Containers, Metal Components, and Leasing. The Company, headquartered in Dallas, Texas, produces at seventy-three facilities containing over twelve million square feet of manufacturing space in eighteen states.

The Company has a continuing strategy of growth through internal expansion and strategic acquisitions within its established business segments.

Trinity's stockholders of record numbered more than 2,700 at March 31, 1995. Its common stock is traded on the New York Stock
Exchange under the symbol TRN.



Highlights
(in millions except per share data)
                                                    Year Ended March 31
                                               1995        1994       1993
Revenues. . . . . . . . . . . . . . . .   	$2,314.9     1,784.9    1,540.0

Income before cumulative effect of change
 in accounting for income taxes . . . .   	$   89.1        68.3       45.0
Cumulative effect of change in
 accounting for income taxes. . . . . .          -           7.9        -
Net income. . . . . . . . . . . . . . .   	$   89.1        76.2       45.0

Income per common and common equivalent
 share before cumulative effect of
 change in accounting for income taxes.   	$   2.20        1.69       1.27

Cumulative effect of change in
 accounting for income taxes. . . . . .         -           0.20       -

Net income per common and common
 equivalent share (1) . . . . . . . . .   	$   2.20        1.89       1.27

Cash dividends per share(1) . . . . . .   	$   0.68        0.64       0.53
Stockholders' equity. . . . . . . . . .   	$  641.2       570.5      507.3


Total assets:
  Excluding Leasing Subsidiary. . . . .   	$1,121.8       959.5       735.4
  Leasing Subsidiary. . . . . . . . . .   	$  298.2       347.3       353.7
                                          	$1,420.0     1,306.8     1,089.1


Capital expenditures (net of business acquisitions):
  Excluding Leasing Subsidiary. . . . .   	$   64.7        45.2        36.2
  Leasing Subsidiary. . . . . . . . . .   	$   28.7        37.6        74.5
                                          	$   93.4        82.8       110.7


(1) Net income per common and common equivalent share and Cash dividends per share for the year ended March 31, 1993 are restated for the three-for-two stock split distributed on August 31, 1993.

TO OUR STOCKHOLDERS

It is with pleasure and pride that I report on the status of our Company. It has been a good year for Trinity. It was a year of record revenues and net income, of record production and orders on hand, of growth and expansion, and of acquisitions and new technology. It has been a year of healthy challenges - those caused by growth and competition. The Annual Report to Stockholders speaks for itself. Our employees have met challenges, and Trinity is prospering.

In the twelve month period ended March 31, 1995, revenues were $2.3 billion, and the Company recorded net income of $89.1, or $2.20 per share. For the twelve months of the prior fiscal year, income before cumulative effect of change in accounting for income taxes of $68.3 million, or $1.69 per share, was recorded on revenues of $1.8 billion. Net income was $76.2 million, or $1.89 per share. In the three months ended March 31, 1995, revenues totalled $638.2 million. Net income of $25.7 million, or $0.63 per share, was recorded. In the prior year's comparable quarter, net income of $15.2 million, or $0.38 per share, was recorded on revenues of $452.7 million.

Trinity is becoming increasingly global in many aspects of its business. With increased production, Trinity must now look internationally for many of the materials and component parts needed for manufacture and maintenance. As free trade laws like NAFTA are passed, it is both an encouragement and a necessity to keep a watchful eye on international competition. Many challenges and opportunities originate from these rapidly changing political and economic phenomenon.

Subsequent to the close of fiscal 1995, one such opportunity for international expansion occurred. Trinity seized this opportunity and increased its presence in Mexico. On May 5, 1995, Trinity acquired the holding company for Grupo Tatsa, headquartered in Mexico City. Grupo Tatsa manufactures and distributes a wide variety of fabricated steel products, including products for the storage and transportation of liquefied petroleum products marketed in Mexico and other Latin American countries. The acquisition of Grupo Tatsa should add to Trinity's flexibility and cost efficiency as these operations are integrated into the company's operations.

Increased opportunities are coupled with increased competition and this, generally, means greater demand for the materials, components and supplies needed to build the Company's products. Frequently, seeking materials, component parts, and supplies intenationally may drive up costs and extend delivery times. These business conditions call for attentive effort, creativity and salesmanship on the part of our employees. We have been successful in meeting these challenges and are proud of our employees abilities.

We continually evaluate our facilities and our products to determine their cost-effectiveness and relevance to future business operations. During the past year, we have disposed of some facilities and acquired others in this continuing effort to maximize and efficiently utilize our resources. We continue our philosophy of expansion through a balance of internal growth and strategic acquisitions. Internal review and evaluation is a normal part of the acquisition and expansion process. During the last quarter of the fiscal year, a review and evaluation was concluded of certain assets used by the Company in its business operations. Certain real property was determined to be in excess of that required for future business operations. While the ultimate values for these assets on sale will not be known until the actual sale, management determined that a valuation provision was appropriate. A valuation reserve was established for approximately eight million dollars.

Our emphasis on quality and safety is keeping pace with our growth. We have developed a bilingual, computer-assisted training program for workers, designed to teach and upgrade skills and provide safety training on an ongoing basis. This advanced program is being tested in our Railcars segment and will soon be employed throughout the company.

We continue to seek and acquire new technology that provides more consistent quality and efficiency in our operations. We are using robotics more frequently in areas where consistency and safety are critical.

Over the past year, Trinity has been recognized with a number of awards from major companies, reconfirming our efforts to provide quality products and outstanding service at competitive prices. We strive to serve our customers, we also strive to be responsible corporate citizens, remaining ever mindful of our environment and the well-being of the world around us.

It appears that both the railcar and marine replacement cycles are becoming more orderly. We have experienced increased demand in both our Railcars and Marine Products segments and are realizing benefits of Trinity's readiness to replace aging fleets. The Railcars segment finished fiscal 1995 with record orders on hand and increased its unit production rate in the fourth quarter by more than twenty percent compared to the previous quarter.

In addition to replacement demand, large U.S. grain crops and demand for grain by developing countries are improving the outlook for barges in the Marine Products segment. While barges are important marine products, specialty boats like those used for resort recreation, oceanographic vessels, and high speed patrol boats and off-shore work boats add to the diversity of our Marine Products segment. From all indications, we are on the verge of a favorable across-the-board shipbuilding cycle.

Our Construction Products segment has expanded over the past year. There appear to be more signs of vitality in construction work than we have seen in almost a decade. We have expanded our highway guardrail and road barrier products and substantially increased our concrete and aggregate business. Trinity recently purchased certain Texas ready-mix concrete equipment, facilities and aggregate mining assets from LaFarge Corporation. This purchase moves the Transit Mix business into geographical areas in Texas and Louisiana not served by previous operations. We are anticipating additional growth in these markets.

Looking forward, it is anticipated that the Company will continue its expansion and upward trend. We appreciate your continued support, the dedication of our loyal employees, and the support of our customers and suppliers.





                                                       W. Ray Wallace
                                                       Chairman, President and
                                                       Chief Executive Officer


Railcars

          Trinity's Railcars segment manufactures a broad line of freight and tank railcars and related railcar parts and components. Railcars are used to transport various bulk products and commodities including coal, grain, cement, plastic raw materials, petroleum products, chemicals, intermodal containers (products bundled in shipping containers designed to fit on railcars and other modes of transportation to minimize shipping costs), lumber and similar products.

          Trinity markets railcars principally to customers in North America including railroads, private shippers (major corporations and associations who chose to own their own equipment for movement of their commodities and products), and leasing companies. The Company's leadership role in the railcar industry is also creating opportunities internationally.

          After more than a decade of consolidation of railcar types, railcar quantities, railroad companies and railroad operating systems, it appears that the replacement cycle for many types of railcars is fully in progress. The Company is enjoying record levels of railcar orders for a wide variety of types and models. These orders are an expression of customer confidence in Trinity's products and services.

          Trinity is mindful of its leadership in the railcar industry and has instituted and developed many internal and external customer satisfaction and quality assurance programs. Trinity's goal of providing exceptional value to customers in its products and services is the heart of the Railcars segment business philosophy. Focus on the customer's requirements and how to serve those needs is the principal business strategy.

          The Railcars segment reported an increase in operating profit of 66.4% on a 58.4% increase in revenues for fiscal 1995. Revenues were $1.16 billion and operating profit was $88.5 million for the year ended March 31, 1995. In the prior fiscal year, revenues of $730.6 million and operating profit of $53.2 million were reported.

Marine Products

          Trinity's Marine Products segment is a leading producer of small-to-medium sized vessels for commercial and military customers in domestic and international markets and of inland waterway and ocean-going barges. Examples of some of the vessels built by the Company are crew boats (generally, to transport operational personnel to marine work locations), tug boats, supply boats, ferries, inland water hopper and tank barges, ocean- going "double-skin" tanker barges, tow boats, push boats, fishing boats, excursion boats, riverboat casinos, fire and rescue boats and luxury yachts. Examples of military and government owned vessels include oceanographic research ships, ocean surveillance ships, hydrographic vessels, and the United States Special Operations Command next generation Mark V Pegasus high speed craft for insertion and extraction of special operations forces.

          In the Company's continuing effort to expand both the product and customer base, the Company entered into agreements with the United States Maritime Administration (commonly referred to as MARAD) for development of several new products including a new high speed, low wake catamaran passenger ferry, a large passenger / vehicle ferry, a container / bulk carrier and a multi-purpose cargo ship. As international economic conditions improve, these types of projects may develop new markets. The Company has focused its resources on expansion and upgrading ship repair, conversion, cleaning and gas freeing (cleaning of vessels and barges) capabilities, as well as improvements to barge construction and repair facility.

          The Marine Products segment revenues were $369.7 million and operating profit was $30.3 million for the year ended March 31, 1995. In the prior fiscal year, revenues of $360.7 million and operating profit of $28.9 million were reported.

Construction Products

          Trinity's Construction Products segment fabricates a broad line of products for supply to governmental, commercial, industrial and utility customers. Major product lines include highway guardrail, with a full line of special highway safety products, structural components for highway and railroad bridges, heavy weldments and truck bodies for mining and construction equipment, custom roll-formed shapes for railcalrs, trailers, and other uses, passenger loading bridges and conveyor systems for airports and ready-mix concrete and aggregates. Primary markets are federal and state governments as well as Canada, Mexico, Puerto Rico, and other countries. During the fiscal year, Trinity expanded further in the ready-mix concrete and aggregates product line through acquisitions of additional facilities in Texas and Louisiana (see Business Acquisitions in the Notes to Consolidated Financial Statements). Demand remains high for these products.

          Trinity's Construction Products segment is in a favorable position as attention is focused on the repair and upgrading of the nations bridges and highways. Trinity is prepared to meet the demand expected for the products offered by the Construction Products segment.

          The Construction Products segment revenues were $355.5 million and operating profit was $35.6 million for the year ended March 31, 1995. In the prior fiscal year, revenues of $333.1 million and operating profit of $35.6 million were reported.


Containers


          Trinity's Containers segment manufactures a variety of vessels. The Company fabricates containers ranging in size from as small as 50 gallons to as large as 500,000 gallons; extremely large, heavy pressure vessels and other heavy welded products; and heat transfer equipment.

          Pressure and nonpressure containers built to Department of Transportation and American Society of Mechanical Engineers' standards are used for the transportation and storage of liquefied petroleum gases, food and beverage products, and other liquid and dry products. Products range from domestic and storage tanks to truck tank and transport barrels. Vessels are generally constructed of carbon steel but may be constructed of other materials such as alloy, stainless steel, and aluminum. Products include pressure vessels, refinery and chemical reactors, industrial silencers, heat recovery systems, desalinators, and evaporators. Heat transfer equipment is built to an exact set of design standards and configurations provided by the customer. Customers include residential, governmental, commercial and an array of industrial users, specifically, petrochemical, food processing and utility industries.

          The Containers segment's revenues were $169.7 million and operating profit was $9.7 million for the year ended March 31, 1995. In the prior fiscal year, revenues of $155.6 million and operating profit of $9.8 million were reported.

Metal Components

          Trinity's Metal Components segment manufactures and markets Hackney and Flo-Bend brands of fittings and flanges and container heads. Weld fittings include full and reducing outlet tees, elbows, return bends, concentric and eccentric reducers, caps, and forged flanges of all types. Flanges and fittings are manufactured from carbon steel, stainless steel, chrome-moly and many other kinds of steel.

          Container heads are the rounded ends on containers. Many container heads manufactured by Trinity are large pressed metal components used in the further manufacture of finished custom containers used by the chemical and petroleum industries. The manufacture of container heads requires a substantial investment in machinery and equipment. Trinity supplies fabricators with container heads which they are unable to manufacture themselves. Container heads are manufactured in various shapes and may be pressure or nonpressure rated depending on the specifications of the customer.

          The metal components segment is comprised of seven manufacturing locations, and Trinity has expanded this business segment through strategic acquisition of certain assets of Flo-Bend, Inc. (see Business Acquisitions in the Notes to Consolidated Financial Statements).

          The Metal Components segment revenues were $105.5 million and operating profit was $14.9 million for the year ended March 31, 1995. In the prior fiscal year, revenues of $99.7 million and operating profit of $11.7 million were reported.

Leasing

          With Trinity's wholly-owned leasing subsidiary, Trinity Industries Leasing Company, the Company can offer customers an alternative to purchasing railcars, thereby reaching a broader base of customers. The options provided by leasing allows customers to retain working capital and reduce administrative expenses. Leasing customers also receive the benefit of Trinity's exceptional maintenance, testing and repair facilities.

          Leasing provides Trinity with a steady flow of income, tax deferrals, and equity in long-life assets.

          The Leasing segment revenues were $156.9 million and operating profit was $23.6 million for the year ended March 31, 1995. In the prior fiscal year revenues of $104.6 million and operating profit of $15.3 million were reported. Because of the consolidation of Trinity Industries Leasing Company under Statement of Financial Accounting Standards Number 94 (See Summary of Significant Accounting Policies and Leasing notes in Notes to Consolidated Financial Statements), intercompany interest income aggregating $8.1 million is eliminated from Trinity's consolidated financial statements.

Mexico Expansion

          On May 5, 1995, Trinity acquired one hundred percent of the capital stock of the holding company which owns Grupo TATSA S. A. de C. V. in exchange for shares of Trinity common stock.

          Grupo TATSA, headquartered in Mexico City, Mexico, manufactures and distributes a wide variety of fabricated steel products including containers (primarily for the storage or transportation of liquefied petroleum products), rail tankcar barrels, and heads which are used within Grupo TATSA as well as sold to other manufacturers from its manufacturing facilities in Mexico City, Monclova, and Huehuetoca, Mexico. Grupo TATSA serves the Mexican market and other Latin American countries as well as exporting to the United States.

          Grupo TATSA has a long standing reputation for quality and service in residential and industrial products. Grupo TATSA was established during the 1950's. The acquisition of Grupo TATSA should add to Trinity's flexibility and cost efficiency as these operations are integrated into the Company's operations.


Financial Summary
(in millions except for percent and per share data)
                                                                           Year ended March 31
                                                                        1995        1994         1993       1992        1991
Revenues . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $2,314.9     1,784.9     1,540.0     1,273.3     1,348.1
Operating profit . . . . . . . . . . . . . . . . . . . . . . . . .    $  157.5       116.6        74.6        43.4        59.1
Interest expense, net (excluding Leasing Subsidiary) . . . . . . .    $   11.4         4.0         3.3         6.4         9.4
Income before income taxes and cumulative effect of change in
 accounting for income taxes . . . . . . . . . . . . . . . . . . .    $  147.5       114.2        72.1        39.7        51.5
Provision for income taxes . . . . . . . . . . . . . . . . . . . .    $   58.4        45.9        27.1        15.4        19.5
Effective tax rate . . . . . . . . . . . . . . . . . . . . . . . .    %   39.6        40.2        37.6        38.8        37.8
Income before cumulative effect of change in accounting
 for income taxes. . . . . . . . . . . . . . . . . . . . . . . . .    $   89.1        68.3        45.0        24.3        32.0
Cumulative effect as of April 1, 1993 of change in accounting
 for income taxes. . . . . . . . . . . . . . . . . . . . . . . . .    $    -           7.9         -           -           -
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   89.1        76.2        45.0        24.3        32.0
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .    $1,420.0     1,306.8     1,089.1     1,021.2       973.5
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . .    $  242.9       277.9       293.2       357.3       326.0
Stockholders' equity . . . . . . . . . . . . . . . . . . . . . . .    $  641.2       570.5       507.3       379.0       372.0

Stock data:(1)
  Weighted average number of common and common equivalent
   shares outstanding. . . . . . . . . . . . . . . . . . . . . . .        40.5        40.3        35.4        34.2        34.4
  Income per common and common equivalent share before
   cumulative effect of change in accounting for income taxes. . .    $   2.20         1.69        1.27        0.71        0.93
  Cumulative effect of change in accounting for income taxes . . .    $    -           0.20        -           -           -
  Net income per common and common equivalent share. . . . . . . .    $   2.20         1.89        1.27        0.71        0.93
  Dividends per share(2) . . . . . . . . . . . . . . . . . . . . .    $   0.68         0.64        0.53        0.53        0.53
  Stock closing price range:
   First quarter . . . . . . . . . . . . . . . . . . . . . . . . .    $  39 3/4-      35 1/2-     22 1/2-     19 3/8-     19 1/8-
                                                                         33 7/8       29 5/8      18          16 1/8      14 5/8
   Second quarter. . . . . . . . . . . . . . . . . . . . . . . . .    $  35 1/4-      38 1/4-     22-         19 1/8-     19-
                                                                         31           32 1/2      19 7/8      15 7/8      13 1/4
   Third quarter . . . . . . . . . . . . . . . . . . . . . . . . .    $  35 3/8-      43 7/8-     26 1/2-     20 7/8-     14 1/8-
                                                                         30 1/2       34 3/4      20 5/8      16 1/2      10 3/8
   Fourth quarter. . . . . . . . . . . . . . . . . . . . . . . . .    $  37 3/8-      47 3/8-     29 7/8-     21 1/8-     17 5/8-
                                                                         31 3/4       37 1/2      25 1/8      17 1/8      12 3/8

  Book value per share . . . . . . . . . . . . . . . . . . . . . .    $  15.95        14.37       12.95       11.13       10.88



(1) On August 31, 1993, the Company distributed a three-for-two stock split in the form of a stock dividend. Accordingly, in the above table and throughout this report, for all prior fiscal years and interim periods, share and per share information, except for common stock outstanding in the Consolidated
Statement of Stockholders' Equity, has been restated to give effect to the stock split.

(2) In fiscal 1994, dividends per share were restated to $0.13 in the first quarter and then increased to $0.17 for the last three quarters.


Management Discussion of Operations and Financial Condition

Operations


Record revenues of $2.3 billion were recorded for the fiscal year ended March
31, 1995, an increase of $530.0 million compared to fiscal 1994.   The Company
experienced increases in demand in all six major business segments, with the Railcars segment contributing the most significant increase. Railcars, the Company's largest segment, enjoyed the benefit of a better market for its railcars and railcar related products.

The Construction Products segment's revenues continue to be favorably affected by additional business acquisitions of certain concrete operations. (See Business Acquisitions in the Notes to Consolidated Financial Statements). The Marine Products, Containers and Metal Components segments experienced expanding markets. Total operating profit increased from $116.6 million in fiscal 1994 to $157.5 million in fiscal 1995 due primarily to higher operating operating profit recorded in the Railcars, Marine Products, Metal Components and Leasing segments, partially offset by slightly lower operating profit recorded in the Containers segment. A valuation reserve was established for approximately $8.0 million for certain real property which was determined to be in excess of that required for future business operations.

Expanding on a trend which began in fiscal 1993, production and deliveries in the Railcars segment again increased in fiscal 1995. Operating profit as a percentage of revenues increased in fiscal 1995 compared to the previous fiscal year as greater efficiencies were achieved as a result of ongoing participation in quality assurance programs established in previous years. Trinity continues to be active in the railcar market with a variety of car types including coal, grain, plastic pellet, cement, intermodal and a variety of tank railcars. Increased revenues and operating profit in fiscal 1995 are primarily the result of replacement demand and fundamental economic expansion
of railroad traffic.   This demand is expected to continue as railcars on
order at the end of the fiscal year exceeded those of the prior fiscal year. The Company anticipates higher levels of production for the coming fiscal year.

In the Marine Products segment, demand for the segment's products, marine vessels and barges, continues to increase. The inland river hopper barge product line is generally benefitted by large grain crops. Orders on hand for this segment are increasing as the replacement market grows. The Marine Products segment is further positioning itself for future growth and contribution to operating profit through strategic business acquisitions. (See Business Acquisitions in the Notes to Consolidated Financial Statements).

The Construction Products segment has expanded its highway guardrail and road barrier products and expanded the concrete and aggregate business. Acquisitions completed in fiscal 1995 were made at various times during the year. The inclusion of a full year of these acquisitions in future years is expected to show favorable results in year to year comparisons.

Continuing improvement in the chemical and petroleum industries related to the Clean Air Act and new housing starts is leading to improvement in the Containers segment, particularly the market for LPG tanks. Competitive markets for the Company's large pressure vessels are partially offsetting segment operating profit. Industry demand for products in the Metal Components segment has risen in the current fiscal year. General improvement in the economy has generated some expansion in the industries served by this segment. Leasing segment's operating profit was higher in fiscal 1995 due primarily to additions of new freight and tank railcars to the fleet, and the sale of selected car types coupled with the divestiture of its inventory of river hopper barges previously held for lease.

Record revenues of $1.78 billion were recorded by the Company for the fiscal year ended March 31, 1994, an increase of $244.9 million compared to fiscal
1993.   Significant increases in demand in the Railcars, Construction
Products, Containers, and Leasing segments lead to the record year. Revenues recorded by the Metal Components segment remained comparable to the previous fiscal year. Revenues recorded declined when compared to Marine Products previous fiscal year's record revenues. Demand for railcars has increased causing upward adjustments to production rates to accommodate increases in business. The Construction Products segment's revenues were favorably affected by additional business acquisitions of certain concrete operations. (See Business Acquisitions in the Notes to Consolidated Financial
Statements). The Containers and Metal Components segments experienced expanding markets. Total operating profit increased from $74.6 million in fiscal 1993 to $116.6 million in fiscal 1994 due primarily to higher operating profit recorded in the Railcars, Construction Products, and Leasing segments, partially offset by slightly lower operating profit recorded in the Marine Products, Containers and Metal Components segments.

Continuing a trend which accelerated in fiscal 1993, production and deliveries in the Railcars segment increased in fiscal 1994. Operating profit as a percentage of revenues increased in fiscal 1994 compared to the previous fiscal year as greater efficiencies were achieved as a result of ongoing participation in quality assurance programs established in previous years. Increased revenues and operating profit in fiscal 1994 were primarily the result of expanded demand attributed to a continuing railcar replacement cycle, demand for new types of railcars as the transporting of certain commodities across the country shifted from over-the-road trucking to rail, a net increase in the amount of goods and products that are shipped by rail, and the general improvement in the economy. In the Marine Products segment, demand for the segment's products, marine vessels and barges, continued to be
strong and broad based.   The decline in fiscal year 1994 results compared to
results from the previous fiscal year was due primarily to the record revenues and operating profit recorded in the previous fiscal year from the completion of a multi-vessel, quick production contract. The replacement market for vessels and barges lead to expanded production. The Marine Products segment further positioned itself for future growth and contribution to operating profit through strategic business acquisitions. (See Business Acquisitions in the Notes to Consolidated Financial Statements).

Construction Products segment's revenues and operating profit increased in fiscal 1994 compared to the previous fiscal year. These results signify the effect of the decision to emphasize infrastructure products, including highway guardrail and safety barriers, and construction materials and aggregates. Continued expansion of the ready mix concrete markets helped to boost the segment's revenues and operating profit. General improvement in the chemical and petroleum industries and new housing starts lead to improvement in the Containers segment, particularly the market for LPG tanks. Competitive markets for the Company's large pressure vessels partially offset segment operating profit. Industry demand for products in the Metal Components segment rose in fiscal year 1994. General improvement in the economy generated some expansion in the industries served by this segment. Leasing segment's operating profit was higher in fiscal 1994 due primarily to additions of new freight and tank railcars to the fleet, sales of selected car types previously for lease, and a slight reduction in overall repair and maintenance expenses in the current fiscal year.

Selling, engineering and administrative expenses increased to $104.5 million in fiscal 1995 from $94.2 million in fiscal 1994 due principally to additional personnel expenses from fiscal 1995 business acquisitions and
increased Railcars segment business.   Selling, engineering and administrative
expenses were up slightly in fiscal 1994 compared to fiscal 1993. Increases were due to additional personnel from fiscal 1994 business acquisitions and increased Railcars segment business, offset somewhat by the absence of expenses present in the prior fiscal year related to the business acquisition of Syro.

Interest expense of the Leasing Subsidiary decreased by $2.6 million in fiscal 1995 compared to fiscal 1994 due primarily to the reduction of the equipment trust series long-term debt through scheduled debt payments and disposition of certain assets. Interest expense of Leasing subsidiary decreased by $4.4 million in fiscal 1994 compared to fiscal 1993 due primarily to the conversion of Leasing Subsidiary debt to common stock of the Company in the fourth quarter of fiscal 1993 (see Long-term Debt in the Notes to Consolidated Financial Statements).

Retirement plans expense increased to $12.1 million in fiscal 1995 from $9.2 million in fiscal 1994. The increase is due primarily to increases in personnel in fiscal 1995 business acquisitions. Retirement plans expense decreased to $9.2 million in fiscal 1994 from $10.2 million in fiscal 1993. The decrease is due primarily to the reduction of the actuarial accrual related to a certain supplemental retirement benefit agreement, offset by increases in personnel due to fiscal 1994 business acquisitions.

Net interest expense of $11.4 million in fiscal 1995 increased as compared to $4.0 million in fiscal 1994 primarily due to the increase in the usage of short-term debt for capital expenditures and to finance business acquisitions. Net interest expense of $4.0 million in fiscal 1994 increased compared to $3.3 million in fiscal 1993 primarily due to the increase in the use of short-term debt to finance business acquisitions, offset by a decline in long- term debt from regularly scheduled principal payments.

The provision for income taxes in fiscal 1995 expressed as a percent of income before income taxes is a 39.6 percent rate as compared to a 40.2 percent rate in fiscal 1994 and a 37.6 percent rate in fiscal 1993. The increase between fiscal 1994 and 1993 is due principally to the increase in the statutory federal income tax rate and the increase in the provision for state income taxes.

In February, 1992, the Financial Accounting Standards Board issued SFAS No. 109, "Accounting for Income Taxes." The Company was required to adopt SFAS No. 109 in fiscal 1994 and change from the deferred to the liability method of computing income tax. The Company recognized the cumulative effect of the change in method as of April 1, 1993 resulting in an increase to net income of $7.9 million. (See Income Taxes in the Notes to the Consolidated Financial Statements).


Liquidity and Financial Resources

During fiscal 1995, internally generated funds and short-term borrowing were used to support capital expenditures and payments for business acquisitions. Capital expenditures, excluding Leasing Subsidiary, for fiscal 1995 were $64.7 million. Capital expenditures projected for fiscal 1996 are approximately $51.4 million. Payments for acquisitions in fiscal 1995, net of cash acquired, totalled $63.7 million. Future operating requirements are expected to be financed principally with net cash flows from operations. Internally generated funds, short-term and long-term debt will continue to be used to finance business acquisitions. Additions to TILC's railcar fleet are anticipated to be financed through internally generated funds, the issuance of equipment trust certificates, or similar debt instruments.

The percentages of long-term debt and stockholders' equity to total capital (long-term debt and stockholders' equity) of $884.1 million (of which Leasing Subsidiary's long-term debt is $205.2 million) were 27.5 percent (of which Leasing Subsidiary's long-term debt is 23.2 percent of total capital) and 72.5 percent, respectively.


Inflation

Changes in price levels did not significantly affect the Company's operations in fiscal 1995, 1994 or 1993.



Consolidated Income Statement
 (in millions except per share data)
                                                      Year Ended March 31
                                                   1995      1994      1993

Revenues. . . . . . . . . . . . . . . . . . . .  $2,314.9  $1,784.9  $1,540.0

Operating costs:
    Cost of revenues. . . . . . . . . . . . . .   2,019.7   1,541.2   1,333.7
    Selling, engineering and administrative
   expenses . . . . . . . . . . . . . . . . . .     104.5      94.2      93.4
    Interest expense of Leasing Subsidiary. . .      21.1      23.7      28.1
  Retirement plans expense. . . . . . . . . . .      12.1       9.2      10.2
                                                  2,157.4   1,668.3   1,465.4
Operating profit. . . . . . . . . . . . . . . .     157.5     116.6      74.6

Other (income) expenses:
    Interest income . . . . . . . . . . . . . .      (0.8)     (1.6)     (1.2)
    Interest expense - excluding Leasing
   Subsidiary . . . . . . . . . . . . . . . . .      12.2       5.6       4.5
  Other, net. . . . . . . . . . . . . . . . . .      (1.4)     (1.6)     (0.8)
                                                     10.0       2.4       2.5
Income before income taxes and cumulative effect
 of change in accounting for income taxes . . .     147.5     114.2      72.1
Provision (benefit) for income taxes:
    Current . . . . . . . . . . . . . . . . . .      87.6      45.1      25.7
    Deferred. . . . . . . . . . . . . . . . . .     (29.2)     (1.3)      1.4
  Effect of statutory rate increase . . . . . .       -         2.1       -
                                                     58.4      45.9      27.1
Income before cumulative effect of change in
 accounting for income taxes. . . . . . . . . .      89.1      68.3      45.0
Cumulative effect as of April 1, 1993 of change
 in accounting for income taxes . . . . . . . .       -         7.9       -
Net income. . . . . . . . . . . . . . . . . . .  $   89.1  $   76.2  $   45.0

Income per common and common equivalent share
 before cumulative effect of change in
 accounting for income taxes. . . . . . . . . .  $   2.20  $   1.69  $   1.27
Cumulative effect of change in accounting for
 income taxes . . . . . . . . . . . . . . . . .       -        0.20       -
Net income per common and common equivalent
 share. . . . . . . . . . . . . . . . . . . . .  $   2.20  $   1.89  $   1.27
Weighted average number of common and common
  equivalent shares outstanding . . . . . . . .      40.5      40.3      35.4




See accompanying notes to consolidated financial statements.


Consolidated Balance Sheet

                                                                March 31
(in millions except per share data)                      1995            1994

Assets
Cash and cash equivalents . . . . . . . . . . . . .   $   15.3         $    8.7

Receivables . . . . . . . . . . . . . . . . . . . .      270.3            264.9

Inventories . . . . . . . . . . . . . . . . . . . .      395.0            328.8

Property, plant and equipment, at cost:
    Excluding Leasing Subsidiary. . . . . . . . . .      701.4            590.8
    Leasing Subsidiary. . . . . . . . . . . . . . .      387.3            479.2

Less accumulated depreciation:
    Excluding Leasing Subsidiary. . . . . . . . . .     (306.2)          (263.0)
    Leasing Subsidiary. . . . . . . . . . . . . . .      (95.4)          (139.9)

Other assets. . . . . . . . . . . . . . . . . . . .       52.3             37.3
                                                      $1,420.0         $1,306.8

Liabilities and Stockholders' Equity

Short-term debt . . . . . . . . . . . . . . . . . .   $  220.0         $  192.0

Accounts payable and accrued liabilities. . . . . .      245.5            161.6

Billings in excess of cost and related earnings . .       12.0             12.6
Long-term debt:
    Excluding Leasing Subsidiary. . . . . . . . . .       37.7             41.9
    Leasing Subsidiary. . . . . . . . . . . . . . .      205.2            236.0

Deferred income taxes . . . . . . . . . . . . . . .       44.9             73.9

Other liabilities . . . . . . . . . . . . . . . . .       13.5             18.3
                                                         778.8            736.3


Stockholders' equity: (shares in millions)
    Common stock - par value $1 per share;
     authorized - 100.0 shares; shares issued and
     outstanding in 1995 - 40.2; in 1994 - 39.7 . .       40.2             39.7
    Capital in excess of par value. . . . . . . . .      221.7            213.4
    Retained earnings . . . . . . . . . . . . . . .      379.3            317.4
                                                         641.2            570.5
                                                      $1,420.0         $1,306.8

See accompanying notes to consolidated financial statements.


Consolidated Statement of Cash Flows
(in millions)
                                                        Year Ended March 31
                                                        1995    1994    1993
Cash flows from operating activities:
 Net income. . . . . . . . . . . . . . . . . . . . .   $ 89.1  $ 76.2  $ 45.0
 Adjustments to reconcile net income to net cash
  provided (required) by operating activities:
   Depreciation:
    Excluding Leasing Subsidiary . . . . . . . . . .     38.4    36.2    37.0
    Leasing Subsidiary . . . . . . . . . . . . . . .     20.2    20.6    22.3
   Deferred provision (benefit) for income taxes . .    (29.2)   (1.3)    1.4
   (Gain) loss on sale of property, plant
    and equipment. . . . . . . . . . . . . . . . . .     (0.7)   (0.2)    1.7
   Cumulative effect of change in accounting for
    income taxes . . . . . . . . . . . . . . . . . .       -     (7.9)     -
   Effect of statutory tax rate increase . . . . . .       -      2.1      -
   Other . . . . . . . . . . . . . . . . . . . . . .     (6.6)    0.1     1.1
   Change in assets and liabilities:
    (Increase) decrease in receivables . . . . . . .      4.6   (58.1)   (7.0)
    (Increase) decrease in inventories . . . . . . .    (56.1) (110.9)    9.9
    (Increase) decrease in other assets. . . . . . .    (11.3)    0.4    (2.2)
    Increase in accounts payable and accrued
     liabilities . . . . . . . . . . . . . . . . . .     71.4    14.0    26.7
    Decrease in billings in excess of cost and
    related earnings . . . . . . . . . . . . . . . .     (0.6)  (19.4)  (17.5)
    Increase (decrease) in other liabilities . . . .     (4.8)    2.6    (1.0)
      Total adjustments. . . . . . . . . . . . . . .     25.3  (121.8)   72.4

   Net cash provided (required) by
    operating activities . . . . . . . . . . . . . .    114.4   (45.6)  117.4

Cash flows from investing activities:
 Proceeds from sale of property, plant and equipment     83.3    29.3     5.5
 Capital expenditures:
  Excluding Leasing Subsidiary . . . . . . . . . . .    (64.7)  (45.2)  (36.2)
  Leasing Subsidiary . . . . . . . . . . . . . . . .    (28.7)  (37.6)  (74.5)
 Payment for purchase of acquisitions,
  net of cash acquired . . . . . . . . . . . . . . .    (63.7)  (36.2)  (20.6)
 Cash of acquired subsidiary . . . . . . . . . . . .      2.4     0.5     0.7

   Net cash required by investing activities . . . .    (71.4)  (89.2) (125.1)


Cash flows from financing activities:
 Issuance of common stock. . . . . . . . . . . . . .      0.9     8.9     5.9
 Net borrowings under short-term debt. . . . . . . .     28.0   177.0    (5.0)
 Proceeds from issuance of long-term debt. . . . . .       -     20.0    60.0
 Payments to retire long-term debt . . . . . . . . .    (38.1)  (45.9)  (34.0)
 Dividends paid. . . . . . . . . . . . . . . . . . .    (27.2)  (24.0)  (17.8)

   Net cash provided (required) by
    financing activities . . . . . . . . . . . . . .    (36.4)  136.0     9.1
Net increase (decrease) in cash and cash equivalents.     6.6     1.2     1.4
Cash and cash equivalents at beginning of period. . .     8.7     7.5     6.1

Cash and cash equivalents at end of period. . . . . .  $ 15.3  $  8.7  $  7.5

Excluding Leasing Subsidiary, interest paid in fiscal 1995, 1994, and 1993 was $11.4, $5.0, and $4.0, respectively. Leasing Subsidiary's interest paid in fiscal 1995, 1994, and 1993 was $21.6, $23.8, and $28.4, respectively.

See accompanying notes to consolidated financial statements.

Consolidated Statement of Stockholders' Equity
(in millions except share and per share data)
                                                     Common  Capital
                                         Common       Stock    in
                                         Shares       $1.00  Excess                   Total
                                     (100,000,000      Par   of Par    Retained    Stockholders'
                                      Authorized)     Value   Value    Earnings       Equity
Balance at March 31, 1992 . . . . .   22,738,918      $22.7  $115.8     $240.5         $379.0
  Conversion of debt. . . . . . . .    2,888,969        2.9    89.5        -             92.4
  Other . . . . . . . . . . . . . .      448,662        0.5     9.2        -              9.7
  Net income. . . . . . . . . . . .       -             -       -         45.0           45.0
  Cash dividends ($0.53 per share).       -             -       -        (18.8)         (18.8)

Balance at March 31, 1993 . . . . .   26,076,549       26.1   214.5      266.7          507.3
  Three-for-two stock split . . . .   13,158,164       13.2   (13.2)       -               -
  Other . . . . . . . . . . . . . .      476,985        0.4    12.1        -             12.5
  Net income. . . . . . . . . . . .       -             -       -         76.2           76.2
  Cash dividends ($0.64 per share).       -             -       -        (25.5)         (25.5)

Balance at March 31, 1994 . . . . .   39,711,698       39.7   213.4      317.4          570.5
  Other . . . . . . . . . . . . . .      508,996        0.5     8.3        -              8.8
  Net income. . . . . . . . . . . .       -             -       -         89.1           89.1
  Cash dividends ($0.68 per share).       -             -       -        (27.2)         (27.2)

Balance at March 31, 1995 . . . . .   40,220,694      $40.2  $221.7     $379.3         $641.2


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

The Company accounts for its wholly-owned Leasing Subsidiary in accordance with Statement of Financial Accounting Standards No. 94, "Consolidation of All Majority-Owned Subsidiaries," which requires the consolidation of all majority-owned subsidiaries, unless control is temporary or does not reside with the majority owner. The Company's financial statements include the consolidation of the accounts of Trinity Industries Leasing Company ("TILC"). TILC is sometimes referred to as the "Leasing Company" or "Leasing Subsidiary".

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



Net income per common and common equivalent share are based on the weighted average shares outstanding plus the assumed exercise of dilutive stock options (less the number of treasury shares assumed to be purchased from the proceeds using the average market price of Trinity's common stock).
For the years ended March 31, 1995, 1994 and 1993, there was no convertible debt outstanding that would require the calculation of fully diluted earnings per share. In fiscal 1993, the convertible debt in the form of 8 percent convertible subordinated debentures and 6.75 percent convertible debentures were converted.

Certain reclassifications have been made to prior year statements to conform to the current year presentation.

Segment Information

The Company manufactures and sells or leases a variety of metal products consisting principally of (1) freight railcars, principally tank cars and hopper cars ("Railcars"); (2) boats and barges for ocean and inland waterway service ("Marine Products"); (3) construction products such as highway guard-rail, beams, girders, and columns used in construction of highway and railway bridges, power plants, mills, etc., passenger loading bridges and conveyor systems, and ready mix concrete and aggregates ("Construction Products");
(4) pressure and non-pressure containers for the storage and transportation of liquefied gases, other liquid, and dry products ("Containers"); (5) weld fittings (tees, elbows, reducers, caps, flanges, etc.) used in pressure piping systems and container heads (the ends of pressure and non-pressure containers) for use internally and by other manufacturers of containers ("Metal Components"); and (6) railcar and barge leasing to various industries ("Leasing").


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

The Railcars and Leasing segments include revenues from one customer which accounted for 12.5 percent of consolidated revenues in fiscal 1995. The Railcars segment include revenues from one customer which accounted for 11.6 percent of consolidated revenues in fiscal 1994.

In the Segments of Business table below, the caption 'Additions (net) to property, plant and equipment' does not include Business Acquisitions.

Segments of Business
                                                                                            Eliminations
                                                      Construc-             Metal               & Cor-    Consol-
Segments of Business                Rail-   Marine      tion      Con-      Com-               porate     idated
(in millions)                       cars   Products   Products   tainers   ponents   Leasing    Items      Total

Year ended March 31, 1995
Total revenues:
  Trade. . . . . . . . . . . . .    $1,157.3   369.7     355.5     169.7     105.5     156.9       0.3     2,314.9
  Intersegment . . . . . . . . .        29.4     -         -         -         3.9       -       (33.3)       -
   Total . . . . . . . . . . . .    $1,186.7   369.7     355.5     169.7     109.4     156.9     (33.0)    2,314.9

Operating profit (loss). . . . .    $   88.5    30.3      35.6       9.7      14.9      23.6     (45.1)      157.5
Identifiable assets  . . . . . .    $  400.9   247.7     228.7      83.1      53.8     295.4     110.4     1,420.0
Depreciation . . . . . . . . . .    $    5.2     4.9      14.6       3.7       3.5      20.2       6.5        58.6
Additions (net) to property,
 plant and equipment . . . . . .    $   19.0     7.8      12.9       3.8       3.1     (27.2)     11.3        30.7

Year ended March 31, 1994
Total revenues:
  Trade. . . . . . . . . . . . .    $  730.6   360.7     333.1     155.6      99.7     104.6       0.6     1,784.9
  Intersegment . . . . . . . . .        38.5     -         -         -         2.8       -       (41.3)       -
   Total . . . . . . . . . . . .    $  769.1   360.7     333.1     155.6     102.5     104.6     (40.7)    1,784.9

Operating profit (loss). . . . .    $   53.2    28.9      35.6       9.8      11.7      15.3     (37.9)      116.6
Identifiable assets  . . . . . .    $  350.9   201.4     185.8      81.5      47.0     344.3      95.9     1,306.8
Depreciation . . . . . . . . . .    $    7.9     7.8      10.0       2.0       3.2      20.6       5.3        56.8
Additions (net) to property,
 plant and equipment . . . . . .    $    2.4     7.8      12.2       2.4       1.4      14.8      10.8        51.8

Year ended March 31, 1993
Total revenues:
  Trade. . . . . . . . . . . . .    $  535.5   403.2     282.7     141.1      96.8      79.6       1.1     1,540.0
  Intersegment . . . . . . . . .        75.5     -         -         -         2.9       -       (78.4)       -
   Total . . . . . . . . . . . .    $  611.0   403.2     282.7     141.1      99.7      79.6     (77.3)    1,540.0

Operating profit (loss). . . . .    $ 26.9      30.8      22.6      15.0      13.8       7.5     (42.0)       74.6
Identifiable assets. . . . . . .    $227.0     137.3     156.8      71.3      50.5     350.5      95.7     1,089.1
Depreciation . . . . . . . . . .    $ 12.5       6.4       6.3       2.9       3.2      22.3       5.7        59.3
Additions (net) to property,plant
 and equipment . . . . . . . . .    $  2.7      13.6       6.1       4.1       1.9      71.3       3.8       103.5



Receivables
(in millions)
                                                  March 31
                                               1995      1994

Accounts receivable:
 Excluding Leasing Subsidiary. . . . .        $254.8    $248.4
 Leasing Subsidiary. . . . . . . . . .           3.5       5.0
                                               258.3     253.4

Contract receivables not yet billed. .          12.8      12.5
                                               271.1     265.9

Allowance for doubtful accounts. . . .        (  0.8)   (  1.0)
                                              $270.3    $264.9



Inventories
(in millions)
                                                  March 31
                                               1995      1994


Finished goods . . . . . . . . . . . .        $ 35.0    $ 28.2
Work in process. . . . . . . . . . . .          42.0      41.9
Cost related to long-term
 contracts, net of progress billings
 of $3.2 and $2.1 at March 31, 1995
 and 1994, respectively. . . . . . . .         110.6      77.1
Raw materials and supplies . . . . . .         207.4     181.6
                                              $395.0    $328.8





Property, Plant and Equipment
(in millions)
                                                             March 31
                                                          1995       1994

Excluding Leasing Subsidiary:
 Land . . . . . . . . . . . . . . . . . . . . . . . .   $   38.9    $   29.5
 Buildings and improvements . . . . . . . . . . . . .      195.0       179.3
 Machinery. . . . . . . . . . . . . . . . . . . . . .      430.6       361.0
 Construction in progress . . . . . . . . . . . . . .       36.9        21.0
                                                           701.4       590.8

Leasing Subsidiary:
 Equipment on lease (predominately long-term) . . . .      387.3       479.2
                                                        $1,088.7    $1,070.0



Business Acquisitions

The Company made certain business acquisitions during fiscal 1995, 1994 and 1993. All but one have been accounted for by the purchase method. The acquisition of Syro Steel Company ("Syro") in fiscal 1993 has been accounted for by the pooling of interests method. Except for Syro, the operations of these companies have been included in the consolidated financial statements from the effective dates of the acquisitions.

In fiscal 1993, except for Syro, the businesses acquired include: (i) certain assets of TARMAC Texas, Inc., Redland Stone Products, Inc., and Cle-Tex Materials, Inc. for cash and 100 percent of the common stock of Cowboy Concrete Corporation for 189,332 shares of Trinity common stock. These businesses are ready-mix concrete producers; (ii) certain property,
plant and equipment of Eastern Shipyards, Inc. for cash.   These assets are
utilized in the manufacture of marine products; and (iii) certain inventory and property, plant and equipment of Custom Vessel Corporation to be used in the manufacture of custom container vessels for cash and 20,000 shares of Trinity common stock. The aggregate purchase price of these acquisitions was approximately $26.8 million. There was no goodwill in the acquisitions.

Also in fiscal 1993, the Company acquired, by subsidiary merger, all of the outstanding shares of common stock of Syro Steel Company in exchange for 1,621,448 shares of Trinity's common stock. Syro manufactures and distributes a wide variety of fabricated steel products, including highway safety barrier systems, piling products, roll formed products, corrugated plate products, steel service center operations, and other products. The pooling of interests accounting method was used to account for the merger and, accordingly, the financial statements for all periods prior to the date of the merger were restated to include the accounts of Syro for all periods presented. Syro's previously reported financial results have been conformed to the fiscal year end of the Company.

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

In fiscal 1995, the businesses and properties acquired include:
(i) 100 percent of the common stock of Concrete Pipe Products Company, Inc. and Midland Concrete, Incorporated for 149,001 shares and 35,033 shares of Trinity common stock, respectively, certain assets of Gemini Industries, Inc., Ratliff Ready-Mix, Inc., and Diamond Ready-Mix for cash, and certain properties acquired for mineral extraction. These companies and assets are utilized in the ready-mix concrete and aggregates business; (ii) certain assets of Port Allen Marine Services, Inc., the Syntechnics Division of The Alpha Corporation of Tennessee, and New NABRICO Corporation for cash and 100 percent of the common stock of Gulf Coast Fabrication, Inc. for 250,000 shares of Trinity common stock. These businesses produce and repair barges and manufacture other marine products; (iii) certain assets of Flo-Bend,
Inc. for cash.    These assets are utilized in the manufacture of metal
components; and (iv) certain assets of the Ready-Mix Concrete Operations and Aggregate Operations of LaFarge Corporation for cash. These operations are utilized in the ready-mix concrete and aggregates business. The aggregate purchase price of these acquisitions was approximately $86.7 million. There was no goodwill in the acquisitions. Contribution of these acquisitions to revenues and operating profit is not material.

Subsequent to year end, the Company acquired one hundred percent of the capital stock of the holding company which owns Groupo TATSA S. A. de C. V. in exchange for approximately 1.2 million share of Trinity common stock.



Stock Options

The Company has a Stock Option and Incentive Plan (the "Plan") which provides that incentive or non-qualified stock options for a maximum of 1,500,000 shares of common stock may be granted to directors, officers and key employees. Incentive options may be granted over a period not to exceed ten years at a price not less than fair market value on the date of grant. The Plan provides that, to the extent options granted under this Plan or any prior stock option plan are forfeited, expire or cancelled, they may again be granted pursuant to the provisions of this Plan. The Plan provides that if shares already owned by the optionee are surrendered as full or partial payment of the exercise price of an option, a new option (the "Reload Option") may be granted equal to the number of shares surrendered. The exercise price of Reload Options shall be the fair market value on the effective date of the grant.

                                               Stock Options
                                                   Non-         Total           Price
                                  Incentive     Incentive      Exercise         Range
                                    Shares        Shares        Value          Per Share
Outstanding at March 31, 1992 .     705,507     1,124,495     $31,018,972     $ 6.25-$22.50
Granted . . . . . . . . . . . .        -             -              -            -      -
Cancelled . . . . . . . . . . .     (28,574)       (2,310)       (568,681)    $ 6.25-$22.50
Exercised . . . . . . . . . . .    (125,703)     (251,534)     (4,811,138)    $ 6.25-$22.50
Outstanding at March 31, 1993 .     551,230       870,651      25,639,153     $ 9.16-$22.50
Granted . . . . . . . . . . . .        -          975,000      26,500,028     $26.67-$30.00
Cancelled . . . . . . . . . . .      (2,265)         (750)        (50,165)    $11.33-$22.50
Exercised . . . . . . . . . . .    (153,429)     (264,430)     (6,784,597)    $ 9.16-$22.50
Outstanding at March 31, 1994 .     395,536     1,580,471      45,304,419     $ 9.16-$30.00
Granted . . . . . . . . . . . .       6,100        68,887       2,710,797     $31.25-$39.25
Cancelled . . . . . . . . . . .      (4,080)       (6,000)       (225,290)    $11.58-$26.67
Exercised . . . . . . . . . . .     (31,731)      (80,539)     (2,561,137)    $ 9.16-$26.67
Outstanding at March 31, 1995 .     365,825     1,562,819     $45,228,789     $11.58-$39.25


At March 31, 1995, there were 1,246,131 shares (1,311,038 at March 31,
1994) reserved for future options, and 843,506 stock options were exercisable (620,221 at March 31, 1994).

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


Long-term Debt
(in millions except per share data)
                                                             March 31
                                                           1995    1994

Excluding Leasing Subsidiary:
 6.3-11.375 percent industrial development revenue bonds
  payable in varying amounts through 2005 . . . . . . . . $  4.6  $  7.1
 4.5-10.5 percent promissory notes, generally payable
  annually through 2001 . . . . . . . . . . . . . . . . .   33.1    34.8
                                                            37.7    41.9
Leasing Subsidiary:
 6.96-15.5 percent equipment trust certificates to
  institutional investors generally payable in semi-
  annual installments of varying amounts through 2003 . .  193.6   223.5
 11.3 percent notes payable monthly through 2003. . . . .   11.6    12.5
                                                           205.2   236.0
                                                          $242.9  $277.9

Long-term debt excluding the Leasing Subsidiary:

          The Company is required to maintain certain financial ratios, as
defined.   Principal payments due during the next five years are: 1996 - $7.1;
1997 - $0.8; 1998 - $0.2; 1999 - $0.1; and 2000 - $0.3.

Long-term debt of Leasing Subsidiary:

          The trustees of the equipment trusts have been assigned title to
railcars with a cost of $382.4 at March 31, 1995 for the   life of the
respective equipment trusts.  Leases relating to such railcars financed by
equipment trust certificates have been   assigned as collateral.  Trinity is
required to pay fees to TILC to maintain net earnings, as defined, at 150
percent of fixed   charges, as defined.  Pursuant to this agreement,  $0, $0,
and $1.4 have been paid by Trinity to TILC in fiscal 1995, 1994,   and 1993,
respectively.  Trinity is also required to pay to TILC the current tax benefit
which results from the inclusion of   TILC in Trinity's federal income tax
return. These amounts are eliminated for consolidated financial presentation of Trinity.

  TILC is required to maintain certain financial ratios, as defined.

  Principal payments due during the next five years are: 1996 - $29.5; 1997 -
$30.4; 1998 - $26.3; 1999 - $26.1; and 2000 -   $23.9.

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





Condensed Combined Financial Information of Consolidated Leasing Subsidiary

                                                                  March 31
(in millions)                                                  1995      1994
Assets
   Total assets (principally railcars and barges). . . . . .  $471.9    $495.1
Liabilities and Stockholder's Equity
   Total liabilities (principally long-term debt). . . . . .  $296.3    $340.3
   Stockholder's equity (including retained earnings of
     $156.4 and $135.6 in 1995 and 1994, respectively) . . .   175.6     154.8
                                                              $471.9    $495.1

                                                          Year Ended March 31
                                                        1995      1994     1993
Income
   Revenues . . . . . . . . . . . . . . . . . . . . . $156.9    $104.6    $79.6

   Income before income taxes and cumulative effect
    of change in accounting for income taxes. . . . . $ 32.0    $ 20.9    $17.8
   Provision for income taxes . . . . . . . . . . . .   11.2       9.9      6.1
   Income before cumulative effect of change in
    accounting for income taxes . . . . . . . . . . .   20.8      11.0     11.7
   Cumulative effect as of April 1, 1993 of change in
    method of accounting for income taxes . . . . . .    -         8.1      -
   Net income . . . . . . . . . . . . . . . . . . . . $ 20.8    $ 19.1    $11.7

Future minimum rental revenues on leases in each fiscal year are approximately $56.2 in 1996, $49.0 in 1997, $41.1 in 1998, $33.9 in 1999, $28.5 in 2000, and
$86.5 thereafter.


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



Consolidating Income Statement                      Leasing
                                                    Subsid-   Elimi-
Year Ended March 31, 1995 (in millions)    Trinity   iary    nations   Total

Revenues. . . . . . . . . . . . . . . . .  $2,187.4  $156.9 $ (29.4) $2,314.9

Operating costs:
 Cost of revenues . . . . . . . . . . . .   1,937.1   112.0   (29.4)  2,019.7
 Selling, engineering and administrative
  expenses. . . . . . . . . . . . . . . .     104.3     0.2     -       104.5
 Interest expense of Leasing Subsidiary .       -      21.1     -        21.1
 Retirement plans expense . . . . . . . .      12.1     -       -        12.1
 Equity in income of Leasing Subsidiary
  before income taxes . . . . . . . . . .     (32.0)    -      32.0       -
                                            2,021.5   133.3     2.6   2,157.4
Operating profit. . . . . . . . . . . . .     165.9    23.6   (32.0)    157.5

Other (income) expenses:
 Interest income. . . . . . . . . . . . .      (0.7)   (0.1)    -        (0.8)
 Interest expense - excluding Leasing
  Subsidiaries. . . . . . . . . . . . . .      20.3    (8.1)    -        12.2
 Other, net . . . . . . . . . . . . . . .      (1.2)   (0.2)    -        (1.4)
                                               18.4    (8.4)    -        10.0
Income before income taxes. . . . . . . .     147.5    32.0   (32.0)    147.5

Provision (benefit) for income taxes:
 Current. . . . . . . . . . . . . . . . .      87.6    28.7   (28.7)     87.6
 Deferred . . . . . . . . . . . . . . . .     (29.2)  (17.5)   17.5     (29.2)
                                               58.4    11.2   (11.2)     58.4

Net income . . . . . . . .. . . . . . . .   $  89.1  $ 20.8  $(20.8) $   89.1






Consolidating Balance Sheet
                                                     Leasing
                                                     Subsid-   Elimi-
March 31, 1995 (in millions)                Trinity   iary    nations   Total

Assets

Cash and cash equivalents. . . . . . . . . $   15.1  $  0.2  $   -   $   15.3
Receivables. . . . . . . . . . . . . . . .    266.8     3.5      -      270.3
Inventories. . . . . . . . . . . . . . . .    395.0     -        -      395.0
Property, plant and equipment, at cost:
 Excluding Leasing Subsidiary. . . . . . .    701.4     -        -      701.4
 Leasing Subsidiary. . . . . . . . . . . .      -     431.1    (43.8)   387.3
Less accumulated depreciation:
 Excluding Leasing Subsidiary. . . . . . .   (306.2)    -        -     (306.2)
 Leasing Subsidiary. . . . . . . . . . . .     -      (95.4)     -      (95.4)
Note receivable from parent. . . . . . . .     -      129.9   (129.9)     -
Investment in Leasing Subsidiary . . . . .    175.6     -     (175.6)     -
Other assets . . . . . . . . . . . . . . .     88.9     2.6    (39.2)    52.3
                                           $1,336.6  $471.9  $(388.5)$1,420.0

Liabilities and Stockholders' Equity

Short-term debt. . . . . . . . . . . . . . $  220.0  $  -    $   -   $  220.0
Accounts payable and accrued liabilities . 232.7 12.8 - 245.5 Billings in excess of cost and
 related earnings. . . . . . . . . . . . .     12.0     -        -       12.0
Long-term debt:
 Excluding Leasing Subsidiary. . . . . . .    167.6     -     (129.9)    37.7
 Leasing Subsidiary. . . . . . . . . . . .      -     205.2      -      205.2
Deferred income taxes. . . . . . . . . . .      5.8    78.3    (39.2)    44.9
Deferred income. . . . . . . . . . . . . .     46.7     -      (46.7)     -
Other liabilities. . . . . . . . . . . . .     10.6     -        2.9     13.5
Stockholders' equity . . . . . . . . . . .    641.2   175.6   (175.6)   641.2
                                           $1,336.6  $471.9  $(388.5)$1,420.0


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

The provision for federal income taxes is determined on a consolidated return basis. The Company and the Leasing Subsidiary file a consolidated federal income tax return. The significant components of the provision (benefit) for income taxes follow to the right:

                                            Year Ended March 31
                                1995             1994             1993
  Current
          Federal. . .         $78.6            $42.5            $23.5
          State. . . .           9.0              4.7              2.2
                                87.6             47.2             25.7
  Deferred. . . . .            (29.2)            (1.3)             1.4
  Total . . . . . .            $58.4            $45.9            $27.1

Deferred income tax was provided in the financial statements for timing differences between financial and taxable income. Components of the deferred provision (benefit) for income taxes computed at the statutory rate for fiscal 1993 follow:

                                                 Year Ended
                                                  March 31
                                                    1993
Excess of tax depreciation over
 financial depreciation.................          $ 6.4
Profits on long-term contracts recorded
 on the percentage of completion
 method for financial purposes and
 related items..........................            0.4
Pensions and other benefits.............           (5.2)
Accounts receivable and inventory
 valuation..............................           (1.6)
Alternative minimum tax credit..........            2.3
Other...................................           (0.9)
   Total deferred provision (benefit)...
    for income taxes....................          $ 1.4






The components of deferred liabilities and assets at March 31, 1995 and 1994 follow:
                                                  Year Ended March 31
                                                   1995         1994
Deferred tax liabilities:
 Excess of tax depreciation over
  financial statement depreciation........       $ 84.5       $100.1
  Total deferred tax liabilities..........         84.5        100.1
Deferred tax assets:
 Profits on long-term contracts recorded
  on the percentage of completion
  method for financial purposes
  and related items.......................       $  0.3       $  1.3
   Pensions and other benefits............         33.0         21.3
 Accounts receivable, inventory, and other
  asset valuation accounts................          3.6          0.7
 Other....................................          2.7          2.9
  Total deferred tax assets...............         39.6         26.2
        Net deferred tax liabilities......       $ 44.9       $ 73.9

The provision for income taxes in fiscal 1995, 1994 and 1993 results in effective tax rates different than the statutory rates. The reconciliation between the effective and statutory rates follows:

                                          Year Ended March 31
                                 1995          1994          1993

Statutory rate..............     35.0%         35.0%         34.0%
State taxes.................      4.0           2.7           2.0
Effect of 1% rate increase on
  deferred taxes............      -             1.8           -
Other.......................      0.6           0.7           1.6
Effective tax rate..........     39.6%         40.2%         37.6%

In fiscal 1995, 1994 and 1993 income taxes of $55.9, $44.7 and $22.8, respectively, were paid.



Employee Benefit Plans
(in millions)

Pension plans are in effect which provide income and death benefits for eligible employees. The Company's policy is to fund retirement costs accrued to the extent such amounts are deductible for income tax purposes. Plan assets include cash, short-term debt securities, and other investments. Benefits are based on years of credited service and compensation.

Net periodic pension expense for fiscal 1995, 1994, and 1993 included the following components:

                                                      Year Ended March 31
                                                  1995        1994        1993
Service cost-benefits earned during the period   $  7.6      $  6.2      $  8.2
Interest cost on projected benefit obligation.      7.0         6.3         5.2
Actual return on assets. . . . . . . . . . . .     (6.6)       (1.5)       (4.6)
Net amortization and deferral. . . . . . . . .      0.4        (4.4)       (0.6)
Accrual of profit sharing contribution . . . .      3.7         2.6         2.0
Net periodic pension expense . . . . . . . . .   $ 12.1      $  9.2      $ 10.2


Assumptions used for valuation of the projected
  benefit obligation were:                              Year Ended March 31
                                                    1995        1994       1993
Discount rates . . . . . . . . . . . . . . . .      8.25%       8.25%       9%
Rates of increase in compensation levels . . .      5.25%       5.25%       6%
Expected long-term rate of return on assets. .       9%          9%         9%


Amounts recognized in the Company's Consolidated
 Balance Sheet follow:                                   March 31
                                                       1995    1994
Actuarial present value of benefit obligation:
  Vested benefit obligation. . . . . . . . . .        $ 56.5  $ 49.4
  Accumulated benefit obligation . . . . . . .        $ 69.9  $ 61.3
Projected benefit obligation . . . . . . . . .        $ 88.7  $ 78.6
Plan assets at fair value. . . . . . . . . . .          75.8    63.1
Projected benefit obligation
 in excess of plan assets. . . . . . . . . . .         (12.9)  (15.5)
Unrecognized net asset at April 1, 1985. . . .          (1.9)   (2.3)
Unrecognized net asset at January 1, 1986. . .          (0.9)   (1.0)
Unrecognized net loss at March 31. . . . . . .          13.1    12.9
Accrued pension expense. . . . . . . . . . . .        $ (2.6) $ (5.9)

The Company has a contributory profit sharing plan for employees of the Company and certain affiliates. Under the plan, eligible employees are allowed to make voluntary pre-tax contributions. The Company's contribution to this plan, as defined, is based on consolidated earnings and dividends.

Contingencies

In May, 1994, a jury sitting in the United States District Court for the Southern District of New York returned a verdict against the company in an action brought against Mosher by Morse-Diesel, Inc. for damages allegedly caused in the construction of the Marriott Marquis Hotel in Times Square, New York City, New York. Judgement against Trinity was entered in February, 1995 in the amount of approximately sixty million dollars including interest accrued to that date. Appeal of the jury verdict is pending before the Second Circuit Court of Appeals. Trinity has been advised by legal counsel that it has substantial defenses and remedies available, and it is pursuing all available avenues in the post-trial and appellate review process.

Trinity has not been involved in the fabrication of structural steel for multi-story buildings since 1989.

While the ultimate liability in this matter is difficult to assess, it is management's belief that the final outcome is not reasonably likely to have a material adverse affect on the Company's consolidated financial position.

The Company is involved in various other claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse affect on the Company's consolidated financial statements.

Report of Independent Auditors

The Board of Directors and Stockholders
Trinity Industries, Inc.

We have audited the accompanying consolidated balance sheets of Trinity Industries, Inc. as of March 31, 1995 and 1994, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trinity Industries, Inc. at March 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1995, in conformity with generally accepted accounting principles.





                                                ERNST & YOUNG LLP


Dallas, Texas
May 10, 1995


Supplemental Information

Supplementary Unaudited Quarterly Data   First    Second  Third   Fourth
(in millions except for per share data) Quarter Quarter Quarter Quarter Year Year ended March 31, 1995:
  Revenues . . . . . . . . . . . . .    $ 544.3   555.5   576.9   638.2 2,314.9
  Operating profit . . . . . . . . .    $  32.4    38.9    40.6    45.6   157.5
  Net income . . . . . . . . . . . .    $  18.5    22.2    22.7    25.7    89.1
  Net income per common and
   common equivalent share . . . . .    $  0.46    0.55    0.56    0.63    2.20


Year ended March 31, 1994:
  Revenues . . . . . . . . . . . . .    $ 402.2   463.6   466.4   452.7 1,784.9
  Operating profit . . . . . . . . .    $  27.6    33.0    30.1    25.9   116.6
  Income before cumulative effect
   of change in accounting for income
   taxes . . . . . . . . . . . . . .    $  16.8    17.8    18.5    15.2    68.3
  Cumulative effect as of April 1,
   1993 of change in accounting for
   income taxes. . . . . . . . . . .        7.9      -       -       -      7.9
  Net income . . . . . . . . . . . .    $  24.7    17.8    18.5    15.2    76.2
  Income per common and common
   equivalent share before cumulative
   effect of change in accounting for
   income taxes. . . . . . . . . . .    $  0.42    0.44    0.46    0.38    1.69
  Cumulative effect of change in
   accounting for income taxes . . .       0.20      -       -       -     0.20
  Net income per common and common
   equivalent share. . . . . . . . .    $  0.62    0.44    0.46    0.38    1.89




Division Officers

Railcars

Timothy R. Wallace
 Chairman, Railcars

Marvin B. Hughes
 President, Railcar
  Repair

John R. Nussrallah
Executive Vice President

B. Ray Autry
 Vice President

Dan D. Banks
 Vice President

Fred M. Groff
 Vice President

Dale B. Hill
 Vice President

Helmut F. Hvizdalek
 Vice President

Jeffrey J. Marsh
 Vice President

William C. McDowell
Vice President

W. C. Newby
 Vice President

Timothy R. Schitter
 Vice President

Stephen W. Smith
 Vice President

Richard C. Snyder
 Vice President

Leasing

Richard G. Brown
 Executive Vice
 President

Duncan A. Gillies
 Vice President

Thomas C. Jardine
 Vice President





Construction Products and Metal
Components

John T. Sanford
 Chairman, Construction
  Products and Metal
   Components

Don A. Graham
 President, Rollform

Don H. Johnson
 President, Syro, Inc.

Robert K. Van Noord
President,
Fittings Group

Cecil C. Spear, Jr.
 Executive Vice President

Hank P. Arendt
Vice President

Rodney A. Boyd
 Vice President

Stephen L. Brown
 Vice President

Richard D. Dalton
 Vice President

James Randall Foil
 Vice President

Thomas H. Germanson
 Vice President

Russell D. McBroom
 Vice President

Charles R. Norton
 Vice President

Carl E. Stevens
 Vice President

Christine S. Stucker
 Vice President

Construction Products
Materials and Aggregates
Mark W. Stiles
 President

Haywood Walker, III
 Executive Vice President

Douglas Almond
 Vice President


William A. McWhirter, II
 Vice President

Marine Products

John Dane, III
 President, Marine
  Group

Daniel J. Mortimer
 President, Gulf Coast
  Fabrication, Inc.

Neal S. Platzer
 President, Platzer
  Shipyard, Inc.

Vincent R. Almerico
 Senior Vice President

Robert E. Kenny
 Senior Vice President

Harvey B. Walpert
 Senior Vice President

Clifford Anglin
 Vice President

Wayne J. Bourgeois
 Vice President

George DeBord
 Vice President

Salvadore J. Guarino
 Vice President

A. Fred May
 Vice President

Sidney C. Mizell
 Vice President

Phillip W. Nuss
 Vice President

Gary D. Owens
 Vice President

Anil Raj
 Vice President

James G. Rivers, Jr.
 Vice President

Neville Q. Rush
 Vice President





Containers

Custom Vessels
Harry W. Hinkle
President,
Beaird
  Industries, Inc.

Paul J. Tarantolo
 President, TMF

E. C. Green
 Vice President

George W. Gruner
 Vice President

Murphy B. Horton
 Vice President

Charles G. Moore
 Vice President

Billy Ted Walsworth
 Vice President

Steve Zoller
 Vice President


LPG Containers

Timothy R. Wallace
 Chairman, LPG Containers

John R. McDearman
 Executive Vice President

Michael C. Cooper
 Vice President

Transportation

Patrick A. Turner
 President,
  Transportation



Directors


David W. Biegler
Chairman, President and    Chief
Executive Officer
ENSERCH Corporation

Barry J. Galt
Chairman, President and    Chief
Executive Officer
Seagull Energy     Corporation

Dean P. Guerin
Chairman and Chief
 Executive Officer
Berry-Barnett Food
 Distribution Company

Jess T. Hay
Retired Chairman and Chief Executive
Officer,
Lomas Financial    Corporation

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

Timothy R. Wallace
Group Vice President

Jack L. Cunningham,  Jr.
Vice President

John M. Lee
Vice President

R. A. Martin
Vice President

Tim L. Oglesby
Vice President

F. Dean Phelps, Jr.
Vice President

Joeseph F. Piriano
Vice President

Linda S. Sickels
Vice President

Neil O. Shoop
Treasurer

William J. Goodwin
Controller

J. J. French, Jr.
Secretary
(Employed by outside
 law firm)

Executive Offices

2525 Stemmons Freeway
Dallas, Texas
75207-2401
P.O. Box 568887
Dallas, Texas 75356-8887
Tel: (214) 631-4420

Auditors

Ernst & Young LLP

Transfer Agent and
Registrar

The Bank of New York
New York, New York

Annual Meeting

The Annual Meeting of
Stockholders will be on
July 19, 1995, at 9:30
a.m. at the offices of
the Company,
2525 Stemmons Freeway,
Dallas, Texas 75207-2401.

Form 10-K

A copy of the Company's
Form 10-K, filed with the
Securities and Exchange
Commission, shall be
furnished without charge
upon written request to
F. Dean Phelps, Jr., Vice
President, Trinity
Industries, Inc., P. O.
Box 568887, Dallas, Texas
75356-8887.



EXHIBIT 21


                         Trinity Industries, Inc.
                 Listing of Subsidiaries of the Registrant


The Registrant has no parent.

At March 31, 1995, the operating subsidiaries of the Registrant were:

                                                       Percentage of
                                          Organized   voting securities
                                          under the     owned by the
Name of subsidiary                         laws of       Registrant

Beaird Industries, Inc.                   Delaware          100%
Beaird Industries, Inc. of Orange         Delaware          100%
Flo-Bend, Inc.                            Delaware          100%
Gulf Coast Fabrication, Inc.             Mississippi        100%
Platzer Shipyard, Inc.                    Delaware          100%
Standard Forged Products, Inc.            Delaware          100%
Stearns Airport Equipment Co., Inc.       Delaware          100%
Syntechnics, Inc.                         Delaware          100%
Syro, Inc.                                  Ohio            100%
Transit Mix Concrete & Materials
 Company                                  Delaware          100%
Transit Mix Concrete & Materials
 Company of Louisiana                     Louisiana         100%
Trinity Industries Leasing Company        Delaware          100%
Trinity Industries Transportation, Inc.    Texas            100%
Trinity Marine Caruthersville, Inc.       Delaware          100%
Trinity Marine Gulfport, Inc.              Nevada           100%
Trinity Marine Nashville, Inc.            Delaware          100%
Trinity Marine Panama City, Inc.          Delaware          100%
Trinity Marine Port Allen, Inc.           Delaware          100%
Trinity Materials, Inc.                   Delaware          100%


EXHIBIT 27

[TYPE]   EX-27
[DESCRIPTION] ART. 5 FDS FOR 4TH QUARTER 10K
[ARTICLE] 5

[PERIOD-TYPE]                   12-MOS
[FISCAL-YEAR-END]                          MAR-31-1995
[PERIOD-END]                               MAR-31-1995
[CASH]                                     $15,300,000
[SECURITIES]                                         0
[RECEIVABLES]                             $270,300,000
[ALLOWANCES]                                         0
[INVENTORY]                               $395,000,000
[CURRENT-ASSETS]                                     0
[PP&E]                                  $1,088,700,000
[DEPRECIATION]                          ($401,600,000)
[TOTAL-ASSETS]                          $1,420,000,000
[CURRENT-LIABILITIES]                                0
[BONDS]                                              0
[COMMON]                                             0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]              $778,800,000
[SALES]                                              0
[TOTAL-REVENUES]                        $2,314,900,000
[CGS]                                                0
[TOTAL-COSTS]                           $2,136,300,000
[OTHER-EXPENSES]                          ($2,200,000)
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                         $33,300,000
[INCOME-PRETAX]                           $147,500,000
[INCOME-TAX]                               $58,400,000
[INCOME-CONTINUING]                        $89,100,000
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                               $89,100,000
[EPS-PRIMARY]                                    $2.20
[EPS-DILUTED]                                    $2.20


EXHIBIT 99.1


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                FORM 11-K
         ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
                 For the fiscal year ended March 31, 1995
                       Commission File Number 1-6903





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
(Address of principal executive offices)        (Zip Code)


Issuer's telephone number, including area code (214) 631-4420

      Profit Sharing Plan for Employees of Trinity Industries, Inc.
                          and Certain Affiliates
                   Index to Annual Report on Form 11-K

    (a)  Financial Statements

                         Description                        Page
         Report of independent auditors  . . . . . . .      4

         Statement of financial condition as of
         March 31, 1995 and 1994 . . . . . . . . . . .      5 - 6

         Statement of income and changes in Plan
         equity for the years ended March 31, 1995,
         1994 and 1993 . . . . . . . . . . . . . . . .      7 - 9

         Notes to financial statements . . . . . . . .      10

         Schedules - Schedules I, II, and III have been omitted because the information required is included in the Financial Statements or the notes thereto.

    (b)  Exhibits

         Number                  Title                     Page
            1       Consent of independent auditors         19

                               SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the trustees have duly caused this Annual Report to be signed by the undersigned thereunto duly authorized.



      Profit Sharing Plan for Employees of Trinity Industries, Inc.
                          and Certain Affiliates




F. Dean Phelps, Jr.
Vice President
June 26, 1995

                      Report of Independent Auditors

The Board of Directors
Trinity Industries, Inc.

We have audited the accompanying statements of financial condition of the Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates (the "Plan") as of March 31, 1995 and 1994, and the related statements of income and changes in plan equity for each of the three years in the period ended March 31, 1995. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of the Plan at March 31, 1995 and 1994, and the income and changes in plan equity for each of the three years in the period ended March 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment and reportable transactions are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The Fund Information in the statements of financial condition and the statements of income and changes in plan equity is presented for purposes of additional analysis rather than to present the financial condition and income and changes in plan equity of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.


                                                 ERNST & YOUNG LLP

Dallas, Texas
June 16, 1995

                                    Profit Sharing Plan for Employees
                           of Trinity Industries, Inc. and Certain Affiliates
                         Statement of Financial Condition, With Fund Information
                                             March 31, 1995
                                                           ------ Putnam Mutual Funds -----
                                               Guaranteed             U. S. Govt.
                                     Stock     Investment  Growth &    Income                Participant
                                    Account      Account    Income      Trust      Voyager     Loans         Total
Assets

Cash and short-term
  investments . . . . . . . . .   $   16,953  $    49,977 $    6,079 $     -     $  102,359  $  44,618   $   219,986

Notes receivable
  from participants . . . . . .         -            -           -         -           -       768,096       768,096

Investment in Trinity
  common stock, at market . . .   11,192,467         -           -         -           -          -       11,192,467

Investment in guaranteed
  investment contracts, at
  contract value  . . . . . . .         -      31,592,821       -          -           -          -       31,592,821

Investment in Putnam mutual
  funds, at market  . . . . . .         -            -     4,395,494  3,385,933   3,463,774       -       11,245,201

Interest receivable . . . . . .          369      195,414     31,851     61,111         491        370       289,606

Contribution receivable
  from Trinity  . . . . . . . .      633,666    1,720,912    383,541    257,537     404,072       -        3,399,728

Contribution receivable
  from employees. . . . . . . .      187,758      475,196    117,460     73,752     110,260       -          964,426

Plan equity . . . . . . . . . .  $12,031,213  $34,034,320 $4,934,425 $3,778,333  $4,080,956 $  813,084   $59,672,331

See accompanying notes to financial statements.



                                    Profit Sharing Plan for Employees
                           of Trinity Industries, Inc. and Certain Affiliates
                         Statement of Financial Condition, With Fund Information
                                             March 31, 1994
                                                           ----- Putnam Mutual Funds ----
                                               Guaranteed            U. S. Govt.
                                     Stock     Investment  Growth &    Income               Participant
                                    Account     Account     Income     Trust      Voyager      Loans        Total
Assets

Cash and short-term
  investments . . . . . . . . .   $   15,766  $    42,787 $     -    $     -     $     -     $  56,160   $   114,713

Notes receivable
  from participants . . . . . .         -            -          -          -           -       567,334       567,334

Investment in Trinity
  common stock, at market . . .    9,280,170         -          -          -           -          -        9,280,170

Investment in guaranteed
  investment contracts, at
  contract value  . . . . . . .         -      26,064,092       -          -           -          -       26,064,092

Investment in Putnam mutual
  funds, at market  . . . . . .         -            -     2,753,306  2,566,037   1,872,152       -        7,191,495

Interest receivable . . . . . .          183       68,898          4     14,994           8        173        84,260

Contribution receivable
  from Trinity  . . . . . . . .      416,203    1,288,379    265,819    250,827     310,555       -        2,531,783

Contribution receivable
  from employees. . . . . . . .      134,956      373,797     97,830     77,199      85,887     17,444       787,113

Plan equity . . . . . . . . . .   $9,847,278  $27,837,953 $3,116,959 $2,909,057  $2,268,602  $ 641,111   $46,620,960

See accompanying notes to financial statements.



                                   Profit Sharing Plan for Employees
                           of Trinity Industries, Inc. and Certain Affiliates
                  Statement of Income and Changes in Plan Equity, With Fund Information
                                        Year Ended March 31, 1995
                                                     Putnam Mutual Funds
                                              Guaranteed              U.S. Govt.
                                    Stock     Investment   Growth &    Income               Participant
                                   Account      Account     Income     Trust      Voyager      Loans         Total
Net investment income:
   Interest . . . . . . . . . . . $     5,210 $ 2,201,037 $      871 $  224,450  $    1,276  $   2,707   $ 2,435,551
   Dividends. . . . . . . . . . .     181,964        -       233,501       -        124,601       -          540,066
   Other    . . . . . . . . . . .        -           -          -          -           -       426,863       426,863
                                      187,174   2,201,037    234,372    224,450     125,877    429,570     3,402,480
Realized gain(loss) on investments:
   Aggregate proceeds . . . . . .   2,434,730  14,249,171  1,683,054  1,386,786   1,492,338       -       21,246,079
   Aggregate costs    . . . . . .  (2,434,730)(14,249,171)(1,678,150)(1,402,797) (1,482,447)      -      (21,247,295)
Net realized gain(loss) . . . . .        -           -         4,904    (16,011)      9,891       -           (1,216)


Unrealized appreciation (depreciation)
   of investments . . . . . . . .    (245,895)       -       248,330    (50,592)    303,866        (81)      255,628

Contributions:
   Employee contribution. . . . .   1,827,576   4,499,784  1,270,743    930,977   1,145,353    (17,444)    9,656,989
   Employer contribution. . . . .     633,665   1,720,912    428,277    257,537     359,336       -        3,399,727
                                    2,461,241   6,220,696  1,699,020  1,188,514   1,504,689    (17,444)   13,056,716

Withdrawals, distributions
   and transfers. . . . . . . . .    (218,585) (2,225,366)  (369,160)  (477,085)   (131,969)  (240,072)   (3,662,237)

Net increase in Plan equity . . .   2,183,935   6,196,367  1,817,466    869,276   1,812,354    171,973    13,051,371

Plan equity:
   Beginning of year .  . . . . .   9,847,278  27,837,953  3,116,959  2,909,057   2,268,602    641,111    46,620,960
   End of year  . . . . . . . . . $12,031,213 $34,034,320 $4,934,425 $3,778,333  $4,080,956  $ 813,084   $59,672,331

See accompanying notes to financial statements.



                                   Profit Sharing Plan for Employees
                           of Trinity Industries, Inc. and Certain Affiliates
                  Statement of Income and Changes in Plan Equity, With Fund Information
                                        Year Ended March 31, 1994
                                                           ----- Putnam Mutual Funds ----
                                              Guaranteed              U.S. Govt.
                                     Stock    Investment   Growth &     Income              Participant
                                    Account     Account     Income      Trust     Voyager      Loans        Total
Net investment income:
   Interest . . . . . . . . . . . $    2,683  $ 1,873,188 $      420 $  200,136  $      223  $   1,759   $ 2,078,409
   Dividends. . . . . . . . . . .    144,518         -       177,194       -         57,555       -          379,267
   Other. . . . . . . . . . . . .        -           -          -          -           -       321,766       321,766
                                     147,201    1,873,188    177,614    200,136      57,778    323,525     2,779,442
Realized gain(loss) on investments:
   Aggregate proceeds . . . . . .  2,636,953    9,307,147  1,197,660  2,041,323     801,574       -       15,984,657
   Aggregate costs. . . . . . . . (2,649,556)  (9,307,147)(1,187,943)(2,051,444)   (799,916)      -      (15,996,006)

Net realized gain(loss) . . . . .    (12,603)        -         9,717    (10,121)      1,658       -          (11,349)
Unrealized appreciation (depreciation)
   of investments . . . . . . . .  1,197,204         -      (131,217)  (156,008)     47,923        (57)      957,845

Contributions:
   Employee contribution. . . . .  1,301,604    3,663,011    821,311    875,662     605,778      6,379     7,273,745
   Employer contribution. . . . .    460,564    1,288,379    321,176    250,827     255,198       -        2,576,144
                                   1,762,168    4,951,390  1,142,487  1,126,489     860,976      6,379     9,849,889

Withdrawals, distributions
  and transfers . . . . . . . . .   (837,596)  (1,714,241)    57,912   (743,825)    251,648   (154,737)   (3,140,839)

Net increase in Plan equity . . .  2,256,374    5,110,337  1,256,513    416,671   1,219,983    175,110    10,434,988

Plan equity:
   Beginning of year. . . . . . .  7,590,904   22,727,616  1,860,446  2,492,386   1,048,619    466,001    36,185,972
   End of year. . . . . . . . . . $9,847,278  $27,837,953 $3,116,959 $2,909,057  $2,268,602  $ 641,111   $46,620,960

See accompanying notes to financial statements.





                                   Profit Sharing Plan for Employees
                           of Trinity Industries, Inc. and Certain Affiliates
                  Statement of Income and Changes in Plan Equity, With Fund Information
                                        Year Ended March 31, 1993
                                                           ----- Putnam Mutual Funds -----
                                               Guaranteed             U.S. Govt.
                                     Stock     Investment  Growth &    Income               Participant
                                    Account     Account     Income      Trust      Voyager     Loans        Total
Net investment income:
   Interest . . . . . . . . . . . $    3,040  $ 1,637,458 $      462 $   51,977  $      356  $     895   $ 1,694,188
   Dividends. . . . . . . . . . .    117,359         -        43,610       -         16,400       -          177,369
   Other. . . . . . . . . . . . .       -            -          -          -           -       294,872       294,872
                                     120,399    1,637,458     44,072     51,977      16,756    295,767     2,166,429
Realized gain(loss) on investments:
   Aggregate proceeds . . . . . .  1,273,425    5,381,493    585,346    734,766     371,519       -        8,346,549
   Aggregate costs    . . . . . . (1,273,425)  (5,381,493)  (585,346)  (734,774)   (371,569)      -       (8,346,607)
Net realized gain(loss) . . . . .       -            -          -            (8)        (50)      -              (58)

Unrealized appreciation (depreciation)
   of investments . . . . . . . .  2,351,208         -        66,094    (26,234)     49,684        (65)    2,440,687

Contributions:
   Employee contribution. . . . .    825,144    3,432,929    468,859    559,902     290,269     11,065     5,588,168
   Employer contribution. . . . .    269,296    1,152,260    104,723    194,247     160,080       -        1,880,606
   Syro Plan Merger . . . . . . .    157,974         -       916,552  1,357,725     359,558       -        2,791,809
                                   1,252,414    4,585,189  1,490,134  2,111,874     809,907     11,065    10,260,583

Withdrawals, distributions
  and transfers . . . . . . . . .   (451,227)  (1,880,826)     5,502     29,562      15,908    (72,290)   (2,353,371)

Net increase in Plan equity . . .  3,272,794    4,341,821  1,605,802  2,167,171     892,205    234,477    12,514,270

Plan equity:
   Beginning of year. . . . . . .  4,318,110   18,385,795    254,644    325,215     156,414    231,524    23,671,702
   End of year  . . . . . . . . . $7,590,904  $22,727,616 $1,860,446 $2,492,386  $1,048,619  $ 466,001   $36,185,972

See accompanying notes to financial statements.




                     Profit Sharing Plan for Employees
             of Trinity Industries, Inc. and Certain Affiliates
                       Notes to Financial Statements
                               March 31, 1995



1.  Description of the Plan

    General - The Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates (the "Plan") was adopted by the Board of Directors of Trinity Industries, Inc. (the "Board") on December 11, 1986 and became effective January 1, 1987, for eligible employees of Trinity Industries, Inc. and Certain Affiliates (the "Employer"). The Plan was amended and restated effective April 1, 1994. The Plan is a defined contribution plan designed to comply with the provisions of Title I of the Employee Retirement Income Security Act of 1974 ("ERISA"). The following is a brief description of the Plan. Participants should refer to the Plan document for complete information regarding the Plan. The Plan's fiscal year end is March 31.

    Participation - Each employee is eligible to contribute to the Plan on the first day of the calendar quarter following one year of service with the Company and must meet the following requirements:

                 Must be classified as a full-time, part-time, or temporary employee of Trinity Industries, Inc.; and

                 Must be in a unit of employees who are designated as
                      eligible to participate in the Plan; and

                 Must not be included in a unit of employees covered by a
            collective bargaining agreement unless benefits under this
                 Plan were included in an agreement as a result of good
                      faith bargaining.

            Eligible employees automatically become participants and must indicate on the form or forms provided by the Committee whether or not they want to make contributions to the plan. If they elect to contribute, they will authorize the Employer to make payroll deductions for contributions to the Plan.

    Contributions - Each Plan participant agrees to contribute not less than two percent nor more than ten percent of their compensation in one percent increments as designated by the participant. A participant's salary reduction may not exceed $9,240 per calendar year ended 1995 and 1994. A salary reduction and contribution agreement must be entered into by each employee as the employee begins participation in the Plan and may be amended by such employee each quarter.


    Employer matching contribution shall be made if Company earnings are at least $0.33 per share of common stock and sufficient to pay dividends to stockholders ($0.68, $0.64 and $0.53 per share for the years ended March 31, 1995, 1994, and 1993, respectively). Dividends per share have been adjusted for the three-for-two stock split distributed on August 31, 1993. If the Employer matching contribution is made, then each participant with at least five years of service, shall receive an amount equal to 50 percent of that portion of such participant's employee contribution which does not exceed six percent of such participant's total compensation for the year. If the Employer matching contribution is made, then each participant with less than five years of service shall receive an amount equal to 25 percent of that portion of such participant's employee contribution which does not exceed six percent of such participant's total compensation for the year.

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

              (b) Guaranteed Investment Contract Investment Account (the "Guaranteed Investment Account") invests in guaranteed investment contracts issued by an insurance company selected annually by the Committee. At March 31, 1995, the guaranteed investment contracts had guaranteed annual rates of return of 8.80% (GAC 4854), 9.06% (GAC 5027), 6.24% (GAC 627-05387),
              8.31% (GAC 7614) and 5.15% (GAC 7219).



              (c) Putnam Mutual Funds Investment Accounts (the "Putnam Mutual Funds") invests in three mutual funds selected by the
              Committee.   At March 31, 1995, the funds are U.S. Government
              Income Trust, Growth and Income, and Voyager.

    Participants may elect the extent to which assets are invested in the options described above in increments of 10 percent or 25 percent. At March 31, 1995, 1994 and 1993, the majority of participants had elected to participate in the guaranteed investment contracts.

    Benefits - Distribution of a participant's account balance is payable upon retirement at or after age 65, total disability, death, or termination of employment. Distribution is equal to the salary reduction contribution and related earnings plus the vested portion of the Employer contribution and related earnings.

    Withdrawal of up to 100 percent of the employee contribution can be made only to meet "immediate and heavy financial needs" (medical care, college tuition, the purchase of a principal residence, or to prevent the foreclosure on a principal residence) as long as the funds are not available for such needs from other sources. No withdrawal can be made against the earnings on the employee contributions or against the Employer contribution and related earnings. These restrictions no longer apply when the participant reaches age 59 1/2.

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

    Participants are 100 percent vested in their Employer contribution and allocated portion of related earnings (losses) upon their attainment of age 65 and are always 100 percent vested in their employee contribution and related earnings (losses) on such contribution.

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


    Income tax status - The Plan has received a determination letter from the Internal Revenue Service dated November 4, 1994 stating that the Plan is a qualified plan under Section 401(a) of the Internal Revenue Code of 1986 (the "Code") and that the Trust is exempt from federal income tax under Section 501(a) of the Code. The Committee is not aware of any course of action or series of events that have occurred that might adversely affect the plan's qualified status.

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


2.  Significant Accounting Policies


    Investments and investment income - Investments in the common stock of the Employer and the Putnam Mutual Funds are valued at the last reported sales price on the last business day of the Plan year as reported on a national securities exchange. The investments in guaranteed investment contracts are valued at cost which approximates market value.

   Security transactions are recorded on a trade date basis. The statement of income and changes in Plan equity include net unrealized appreciation or depreciation in market value on investments. The Plan's financial statements are prepared on an accrual basis.

       Realized gains and losses - Realized gains and losses have been calculated using historical cost (first in, first out).

       Prior year financial statements have been restated in order to comply with the provisions of the AICPA Statement of Position 92-6 "Accounting and Reporting by Health and Welfare Benefit Plans."
    Amounts previously reported as benefits payable have been included in Plan equity and the distributed amounts have been adjusted accordingly.

3.  Investments

    Investments are as follows:

                      March 31, 1995            March 31, 1994
                      Cost       Market        Cost        Market
Trinity common
 stock           $ 7,591,381  $11,192,467  $ 5,433,189  $ 9,280,170

Guaranteed investment
 contracts

   GAC 4854        7,669,687    7,669,687    7,100,022    7,100,022
   GAC 5764            -            -        4,885,851    4,885,851
   GAC 7219        7,823,255    7,823,255    3,800,180    3,800,180
   GAC 5027        4,347,428    4,347,428    4,015,742    4,015,742
   GAC 15960           -            -        3,013,308    3,013,308
   GAC 627-05387   3,451,726    3,451,726    3,248,989    3,248,989
   GAC 7614        8,300,725    8,300,725        -            -
                  31,592,821   31,592,821   26,064,092   26,064,092
Putnam mutual funds
  U.S. Govt.
   Income Trust    3,620,596    3,385,933    2,750,108    2,566,037

  Growth & Income  4,213,280    4,395,494    2,819,423    2,753,306

  Voyager          3,066,299    3,463,774    1,778,542    1,872,152
                  10,900,175   11,245,201    7,348,073    7,191,495

Participant loans    768,416      768,096      567,573      567,334
                 $50,852,793  $54,798,585  $39,412,927  $43,103,091



4.  Reconciliation of Financial Statements to the Form 5500

    The following is a reconciliation of net assets available for benefits per the financial statements to the Form 5500:

                                                         March 31
                                                    1995         1994

Net assets available for plan benefits per the
   financial statements                          $59,672,331  $46,620,960
Amounts allocated to withdrawing participants       (778,329)    (930,061)
Net assets available for plan benefits per the
   Form 5500                                     $58,894,002  $45,690,899






    The following is a reconciliation of benefits paid to participants per the financial statements to the Form 5500:


                                                     Year Ended March
31
                                                       1995       1994
Benefits and withdrawals per the financial
  statements                                        $3,662,237  $3,140,839
Amounts allocated to withdrawing participants at
  end of year                                          778,329     930,061
Amounts allocated to withdrawing participants at
  beginning of year                                   (930,061)   (608,655)

Benefits and withdrawals per the Form 5500          $3,510,505  $3,462,245

    Amounts allocated to withdrawing participants are recorded on the Form 5500 for benefit claims that have been processed and approved for payment prior to March 31 but not yet paid as of that date.

5.  Unrealized Appreciation (Depreciation) of Investments

    Unrealized appreciation (depreciation) of investments in Trinity common stock, Putnam mutual funds, and Participant loans for the years ended March 31, 1995, 1994, and 1993 were determined as follows:

                                                            Net
                         Investments     Investments      Increase
                          at market        at cost       (decrease)
March 31, 1995
Trinity common stock
    March 31, 1995      $11,192,467     $ 7,591,381     $3,601,086
    March 31, 1994        9,280,170       5,433,189      3,846,981
                          1,912,297       2,158,192       (245,895)

Putnam mutual funds
    March 31, 1995       11,245,201      10,900,175        345,026
     March 31, 1994       7,191,495       7,348,073       (156,578)
                          4,053,706       3,552,102        501,604

Participant loans
    March 31, 1995          768,096         768,416           (320)
     March 31, 1994         567,334         567,573           (239)
                            200,762         200,843            (81)


Increase in unrealized
  appreciation of
  investments           $ 6,166,765     $ 5,911,137     $  255,628




March 31, 1994
Trinity common stock
    March 31, 1994      $ 9,280,170     $ 5,433,189     $3,846,981
    March 31, 1993        7,176,868       4,527,091      2,649,777
                          2,103,302         906,098      1,197,204

Putnam mutual funds
     March 31, 1994       7,191,495       7,348,073       (156,578)
     March 31, 1993       4,760,031       4,677,307         82,724
                          2,431,464       2,670,766       (239,302)

Participant loans
     March 31, 1994         567,334         567,573           (239)
     March 31, 1993         449,509         449,691           (182)
                            117,825         117,882            (57)


Increase in unrealized
  appreciation of
  investments           $ 4,652,591     $ 3,694,746     $  957,845

March 31, 1993
Trinity common stock
    March 31, 1993      $ 7,176,868     $ 4,527,091     $2,649,777
    March 31, 1992        4,016,528       3,717,959        298,569
                          3,160,340         809,132      2,351,208

Putnam mutual funds
    March 31, 1993        4,760,031       4,677,307         82,724
     March 31, 1992         361,165         367,985         (6,820)
                          4,398,866       4,309,322         89,544
Participant Loans
    March 31, 1993          449,509         449,691           (182)
     March 31, 1992         222,840         222,957           (117)
                            226,669         226,734            (65)


Increase in unrealized
 appreciation of
 investments            $ 7,785,875     $ 5,345,188     $2,440,687



6.  Expenses

    The expenses incurred by the Trustee in the performance of its duties, including the Trustee's compensation and the services of an actuary, shall be paid by the Plan unless paid by the Employer. The Employer paid $268,624, $196,608, and $237,576, for actuarial services and trustee fees on behalf of the Plan for the fiscal years ended March 31, 1995, 1994, and 1993, respectively.

                              Index to Exhibits


Number                Description                      Page
  1     Consent of Independent Auditors                 19




                        Consent of Independent Auditors


    We consent to the incorporation by reference in Post Effective Amendment No. 1 to the Registration Statement (Form S-8, File No. 33-10937) pertaining to the Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates and in the related Prospectus of our report dated June 16, 1995, with respect to the financial statements and schedules of the Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates included in this Annual Report (Form 11-K) for the year ended March 31, 1995.




                                                              ERNST & YOUNG LLP
Dallas, Texas
June 26, 1995



                       Profit Sharing Plan for Employees
               of Trinity Industries, Inc. And Certain Affiliates
                    Item 27(a) - Assets Held for Investment
                                 March 31, 1995

                              Units,
                              shares,
                              or face                  Current
     Identity                 amount      Cost         value

Trinity common stock          299,464  $ 7,591,381   $11,192,467


Guaranteed Investment Contracts
  Allstate Life Insurance Co.
    GAC 4854, 8.80%                      7,669,687     7,669,687
    GAC 5027, 9.06%                      4,347,428     4,347,428

  John Hancock Mutual Life
    GAC 7219, 5.15%                      7,823,255     7,823,255
    GAC 7614  8.31%                      8,300,725     8,300,725

  Provident Life & Accident
  Insurance Co.
    GAC 627-05387, 6.24%                 3,451,726     3,451,726
                                        31,592,821    31,592,821


  Putnam mutual funds
  U. S. Govt.
  Income Trust                270,875    3,620,596     3,385,933

  Growth & Income             317,593    4,213,280     4,395,494

  Voyager                     277,992    3,066,299     3,463,774
                                        10,900,175    11,245,201


Participant loans                          768,416       768,096

                                       $50,852,793   $54,798,585



                     Profit Sharing Plan for Employees
            of Trinity Industries, Inc. and Certain Affiliates
                    Item 27(d) Reportable Transactions
                         Year Ended March 31, 1995
                (Pursuant to ERISA Section 2520.103-6(d)(2))






                         ---- Purchases ---       ---------- Sales ---------
                         Number of                Number of             Net
                         trans-                   trans-                gain
                         actions       Cost       actions   Proceeds   (loss)

John Hancock Mutual         4       $8,300,725       -         -          -

Life GAC 7614, 8.31%

Massachusetts Mutual
Life Insurance Co.
GACP 5764                   -           -            1      $5,256,827    -




Travelers Insurance Co.     -           -            1      $3,216,342    -

GIC 15960, 6.70%