Form 10-K/A
period 1995-03-31
TRINITY INDUSTRIES INC
filed 1995-07-14
CIK 99780

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


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) Exhibit

   Exhibit
   Number            Description
     27              Financial Data Schedule

No Form 8-K was filed during the quarter


                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trinity Industries, Inc.
Registrant

By: /s/ F. Dean Phelps, Jr.
          F. Dean Phelps, Jr.
          Vice President
          July 14, 1995