Form 10-Q
period 1995-06-30
TRINITY INDUSTRIES INC
filed 1995-08-14
CIK 99780

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

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


                                41,546,162

(Number of shares of common stock outstanding as of June 30,
1995)


                                     Part I

Item 1 - Financial Statements


                            Trinity Industries, Inc.
                           Consolidated Balance Sheet
                                  (unaudited)
                      (in millions except per share data)


                                                June 30    March 31
Assets                                            1995       1995

Cash and cash equivalents . . . . . . . . .     $   10.9   $   15.3
Receivables . . . . . . . . . . . . . . . .        277.0      270.3
Inventories:
  Finished goods. . . . . . . . . . . . . .         36.5       35.0
  Work in process . . . . . . . . . . . . .        151.1      152.6
  Raw material and supplies . . . . . . . .        248.8      207.4
    Total inventories                              436.4      395.0
Property, plant and equipment, at cost:
  Excluding Leasing Subsidiary. . . . . . .        749.3      701.4
  Leasing Subsidiary. . . . . . . . . . . .        389.9      387.3
Less accumulated depreciation:
  Excluding Leasing Subsidiary. . . . . . .       (320.6)    (306.2)
  Leasing Subsidiary. . . . . . . . . . . .        (96.6)     (95.4)
Other assets. . . . . . . . . . . . . . . .         49.2       52.3
                                                $1,495.5   $1,420.0


Liabilities and Stockholders' Equity

Short-term debt . . . . . . . . . . . . . .     $  256.0   $  220.0
Accounts payable and accrued liabilities. .        231.7      245.5
Billings in excess of cost and related
  earnings. . . . . . . . . . . . . . . . .         11.9       12.0
Long-term debt:
  Excluding Leasing Subsidiary. . . . . . .         44.3       37.7
  Leasing Subsidiary. . . . . . . . . . . .        195.1      205.2
Deferred income taxes . . . . . . . . . . .         48.0       44.9
Other liabilities . . . . . . . . . . . . .         12.8       13.5
                                                   799.8      778.8
Stockholders' equity:
  Common stock - par value $1 per share;
   authorized 100.0 shares; shares issued
   and outstanding at June 30, 1995 - 41.5
   and March 31, 1995 - 40.2. . . . . . . .         41.5       40.2
  Capital in excess of par value. . . . . .        254.2      221.7
  Retained earnings . . . . . . . . . . . .        400.0      379.3
                                                   695.7      641.2
                                                $1,495.5   $1,420.0

                            Trinity Industries, Inc.
                         Consolidated Income Statement
                                  (unaudited)
                      (in millions except per share data)

                                                          Three Months
                                                         Ended June 30
                                                        1995        1994
Revenues. . . . . . . . . . . . . . . . . . . . . .    $604.7      $544.3

Operating costs:
  Cost of revenues. . . . . . . . . . . . . . . . .     517.3       478.5
  Selling, engineering and administrative expenses.      30.0        25.2
  Interest expense of Leasing Subsidiary. . . . . .       4.7         5.6
  Retirement plans expense. . . . . . . . . . . . .       3.5         2.6
                                                        555.5       511.9
Operating profit. . . . . . . . . . . . . . . . . .      49.2        32.4

Other (income) expenses:
  Interest income . . . . . . . . . . . . . . . . .      (0.2)       (0.2)
  Interest expense - excluding Leasing Subsidiary .       4.0         2.2
  Other, net. . . . . . . . . . . . . . . . . . . .        -         (0.2)
                                                          3.8         1.8
Income before income taxes  . . . . . . . . . . . .      45.4        30.6

Provision (benefit) for income taxes:
  Current . . . . . . . . . . . . . . . . . . . . .      19.8        11.5
  Deferred. . . . . . . . . . . . . . . . . . . . .      (1.9)        0.6
                                                         17.9        12.1

Net income. . . . . . . . . . . . . . . . . . . . .    $ 27.5      $ 18.5

Net income per common and common equivalent share .    $ 0.66      $ 0.46

Weighted average number of common and common
 equivalent shares outstanding. . . . . . . . . . .      41.6        40.5

                            Trinity Industries, Inc.
                      Consolidated Statement of Cash Flows
                                  (unaudited)
                                 (in millions)
                                                          Three Months
                                                          Ended June 30
                                                        1995         1994
Cash flows from operating activities:
 Net income . . . . . . . . . . . . . . . . . . . .    $ 27.5       $ 18.5
 Adjustments to reconcile net income to net cash
  provided (required) by operating activities:
   Depreciation:
    Excluding Leasing Subsidiary. . . . . . . . . .      14.3         11.7
    Leasing Subsidiary. . . . . . . . . . . . . . .       4.9          5.2
   Deferred provision (benefit) for income taxes. .      (1.9)         0.6
   Gain on sale of property, plant and equipment. .      (0.1)        (0.1)
   Other. . . . . . . . . . . . . . . . . . . . . .      (0.8)         0.3
   Changes in assets and liabilities:
    (Increase) decrease in receivables  . . . . . .       1.4         (3.7)
    (Increase) decrease in inventories. . . . . . .     (40.3)         0.8
    Increase in other assets . . . . . . . .  . . .      (0.9)        (1.0)
    Increase (decrease) in accounts payable
     and accrued liabilities. . . . . . . . . . . .     (16.1)        19.5
    Decrease in billings in excess of cost and
     related earnings . . . . . . . . . . . . . . .      (0.1)        (5.5)
    Decrease in other liabilities . . . . . . . . .      (1.6)        (0.3)
     Total adjustments  . . . . . . . . . . . . . .     (41.2)        27.5
   Net cash provided (required) by operating
     activities . . . . . . . . . . . . . . . . . .     (13.7)        46.0

Cash flows from investing activities:
 Proceeds from sale of property, plant
  and equipment . . . . . . . . . . . . . . . . . .       8.4          1.6
 Capital expenditures:
  Excluding Leasing Subsidiary. . . . . . . . . . .     (13.0)       (17.2)
  Leasing Subsidiary. . . . . . . . . . . . . . . .     (13.2)        (2.6)
 Payment for purchase of acquisitions,
  net of cash acquired. . . . . . . . . . . . . . .      (2.3)       (12.8)
 Cash of acquired subsidiary. . . . . . . . . . . .       1.2          1.2
   Net cash required by investing activities. . . .     (18.9)       (29.8)

Cash flows from financing activities:
 Issuance of common stock . . . . . . . . . . . . .       2.6          0.4
 Net borrowings under short-term debt . . . . . . .      36.0          7.0
 Proceeds from issuance of long-term debt . . . . .       7.0           -
 Payments to retire long-term debt. . . . . . . . .     (10.6)       (11.3)
 Dividends paid . . . . . . . . . . . . . . . . . .      (6.8)        (6.7)
   Net cash provided (required) by
    financing activities. . . . . . . . . . . . . .      28.2        (10.6)
Net increase (decrease) in cash and cash
 equivalents. . . . . . . . . . . . . . . . . . . .      (4.4)         5.6
Cash and cash equivalents at beginning of year. . .      15.3          8.7
Cash and cash equivalents at end of period. . . . .    $ 10.9       $ 14.3




                            Trinity Industries, Inc.
                 Consolidated Statement of Stockholders' Equity
                                  (unaudited)
                 (in millions except share and per share data)

                                                     Common  Capital
                                       Common        Stock     in                  Total
                                       Shares        $1.00   Excess                Stock-
                                    (100,000,000      Par    of Par    Retained   holders'
                                     Authorized)     Value    Value    Earnings    Equity
Balance at March 31, 1994 . . . .   39,711,698      $39.7    $213.4     $317.4     $570.5
 Other. . . . . . . . . . . . . .      167,330        0.2       5.1        -          5.3
 Net income . . . . . . . . . . .         -            -         -        18.5       18.5
 Cash dividends
  ($0.17 per share) . . . . . . .         -            -         -        (6.8)      (6.8)
Balance June 30, 1994 . . . . . .   39,879,028      $39.9    $218.5     $329.1     $587.5







Balance at March 31, 1995 . . . .   40,220,694      $40.2    $221.7     $379.3     $641.2
 Other. . . . . . . . . . . . . .    1,325,468        1.3      32.5         -        33.8
 Net income . . . . . . . . . . .         -            -         -        27.5       27.5
 Cash dividends
  ($0.17 per share)   . . . . . .         -            -         -        (6.8)      (6.8)
Balance June 30, 1995 . . . . . .   41,546,162      $41.5    $254.2     $400.0     $695.7








The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of the Registrant. In the opinion of the Registrant, all adjustments, consisting only of normal and recurring adjustments necessary to a fair presentation of the financial position of the Registrant as of June 30, 1995 and March 31, 1995, the results of operations for the three month periods ended June 30, 1995 and 1994 and cash flows for the three month periods ended June 30, 1995 and 1994, in conformity with generally accepted accounting principles, have been made.

Item 2 - Management's Discussion and Analysis of Consolidated Financial Condition and Statement of Operations



                              FINANCIAL CONDITION

The increase in 'Property, plant and equipment, at cost: Excluding Leasing Subsidiary' at June 30, 1995 compared to March 31, 1995 is due principally to the acquisition of all of the stock of the holding company that owns Grupo TATSA in Mexico City.


                            Statement of Operations

                      Three Months Ended June 30, 1995 vs.
                        Three Months Ended June 30, 1994

'Revenues' increased in the current three month period compared to the same period of the prior year due primarily to increased business in the Railcars, Construction Products, and Metal Components segments. The increase was offset slightly by decreased 'Revenues' recorded by the Marine Products segment.

The replacement market for railcars continues to contribute to the increase in demand for freight cars and tank cars. Construction Products' 'Revenues' for the current quarter were higher due to increased commercial, industrial, and residential construction. Demand for construction products is expected to remain favorable as attention is focused on the repair and upgrading of the nation's bridges and highways. Improved operating results within the Metal Components segment is due to the growing demand for fittings, flanges, and container heads. Although Marine Products' 'Revenues' were lower at the end of the current quarter compared to the same quarter a year ago, prospective orders and orders on hand for the Marine Products segment were approaching record levels with an increasing number of orders coming from foreign markets. This demand is being fueled by an equipment replacement cycle similar to the Railcars segment.

The increase in 'Operating profit' in the current period is principally due to the improved results from the Railcars, Metal Components, and Construction Products segments.


                             Subsequent Events

At the Annual Meeting of Stockholders held July 19, 1995, stockholders reelected eight incumbent directors for a one year term.

                                    Part II

Item 6 - Exhibits and Reports on Form 8-K.

      No.            Description
      27      Financial Data Schedule

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






August 11, 1995