Form 10-Q
period 1995-09-30
TRINITY INDUSTRIES INC
filed 1995-11-14
CIK 99780

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

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


                                41,550,946

(Number of shares of common stock outstanding as of September 30,
1995)


                                     Part I

Item 1 - Financial Statements


                            Trinity Industries, Inc.
                           Consolidated Balance Sheet
                                  (unaudited)
                      (in millions except per share data)


                                                September 30    March 31
Assets                                              1995          1995

Cash and cash equivalents . . . . . . . . .     $   12.7        $   15.3
Receivables . . . . . . . . . . . . . . . .        271.2           270.3
Inventories:
  Finished goods. . . . . . . . . . . . . .         36.5            35.0
  Work in process . . . . . . . . . . . . .        137.3           152.6
  Raw material and supplies . . . . . . . .        284.3           207.4
    Total inventories                              458.1           395.0
Property, plant and equipment, at cost:
  Excluding Leasing Subsidiary. . . . . . .        751.9           701.4
  Leasing Subsidiary. . . . . . . . . . . .        354.0           387.3
Less accumulated depreciation:
  Excluding Leasing Subsidiary. . . . . . .       (334.9)         (306.2)
  Leasing Subsidiary. . . . . . . . . . . .        (81.9)          (95.4)
Other assets. . . . . . . . . . . . . . . .         60.9            52.3
                                                $1,492.0        $1,420.0


Liabilities and Stockholders' Equity

Short-term debt . . . . . . . . . . . . . .     $  277.0        $  220.0
Accounts payable and accrued liabilities. .        202.1           245.5
Billings in excess of cost and related
  earnings. . . . . . . . . . . . . . . . .         23.9            12.0
Long-term debt:
  Excluding Leasing Subsidiary. . . . . . .         42.0            37.7
  Leasing Subsidiary. . . . . . . . . . . .        187.8           205.2
Deferred income taxes . . . . . . . . . . .         41.3            44.9
Other liabilities . . . . . . . . . . . . .         16.6            13.5
                                                   790.7           778.8
Stockholders' equity:
  Common stock - par value $1 per share;
   authorized 100.0 shares; shares issued
   and outstanding at September 30, 1995 -
   41.6 and March 31, 1995 - 40.2 . . . . .         41.6            40.2
  Capital in excess of par value. . . . . .        239.2           221.7
  Retained earnings . . . . . . . . . . . .        420.5           379.3
                                                   701.3           641.2
                                                $1,492.0        $1,420.0

                           Trinity Industries, Inc.
                         Consolidated Income Statement
                                  (unaudited)
                      (in millions except per share data)

                                                            Six Months
                                                        Ended September 30
                                                          1995       1994
Revenues. . . . . . . . . . . . . . . . . . . . . .    $1,233.2   $1,099.8

Operating costs:
  Cost of revenues. . . . . . . . . . . . . . . . .     1,058.5      961.0
  Selling, engineering and administrative expenses.        59.5       50.8
  Interest expense of Leasing Subsidiary. . . . . .         9.2       11.2
  Retirement plans expense. . . . . . . . . . . . .         6.8        5.5
                                                        1,134.0    1,028.5
Operating profit. . . . . . . . . . . . . . . . . .        99.2       71.3

Other (income) expenses:
  Interest income . . . . . . . . . . . . . . . . .        (1.3)      (0.3)
  Interest expense - excluding Leasing Subsidiary .         8.9        5.0
  Other, net. . . . . . . . . . . . . . . . . . . .         0.2       (0.7)
                                                            7.8        4.0
Income before income taxes  . . . . . . . . . . . .        91.4       67.3

Provision (benefit) for income taxes:
  Current . . . . . . . . . . . . . . . . . . . . .        45.0       26.6
  Deferred. . . . . . . . . . . . . . . . . . . . .        (9.0)       -
                                                           36.0       26.6
Net income. . . . . . . . . . . . . . . . . . . . .    $   55.4   $   40.7

Net income per common and common equivalent share .    $   1.32   $   1.00

Weighted average number of common and common
 equivalent shares outstanding. . . . . . . . . . .        41.9       40.5

                          Trinity Industries, Inc.
                         Consolidated Income Statement
                                  (unaudited)
                      (in millions except per share data)

                                                           Three Months
                                                        Ended September 30
                                                         1995        1994
Revenues. . . . . . . . . . . . . . . . . . . . . .     $628.5      $555.5

Operating costs:
  Cost of revenues. . . . . . . . . . . . . . . . .      541.2       482.5
  Selling, engineering and administrative expenses.       29.5        25.6
  Interest expense of Leasing Subsidiary. . . . . .        4.5         5.6
  Retirement plans expense. . . . . . . . . . . . .        3.3         2.9
                                                         578.5       516.6
Operating profit. . . . . . . . . . . . . . . . . .       50.0        38.9

Other (income) expenses:
  Interest income . . . . . . . . . . . . . . . . .       (1.1)       (0.1)
  Interest expense - excluding Leasing Subsidiary .        4.9         2.8
  Other, net. . . . . . . . . . . . . . . . . . . .        0.2        (0.5)
                                                           4.0         2.2
Income before income taxes  . . . . . . . . . . . .       46.0        36.7

Provision (benefit) for income taxes:
  Current . . . . . . . . . . . . . . . . . . . . .       25.2        15.1
  Deferred. . . . . . . . . . . . . . . . . . . . .       (7.1)       (0.6)
                                                          18.1        14.5

Net income. . . . . . . . . . . . . . . . . . . . .     $ 27.9      $ 22.2

Net income per common and common equivalent share .     $ 0.66      $ 0.55

Weighted average number of common and common
 equivalent shares outstanding. . . . . . . . . . .       42.0        40.4

                            Trinity Industries, Inc.
                      Consolidated Statement of Cash Flows
                                  (unaudited)
                                 (in millions)
                                                            Six Months
                                                        Ended September 30
                                                        1995         1994
Cash flows from operating activities:
 Net income . . . . . . . . . . . . . . . . . . . .    $ 55.4       $ 40.7
 Adjustments to reconcile net income to net cash
  provided (required) by operating activities:
   Depreciation:
    Excluding Leasing Subsidiary. . . . . . . . . .      26.4         24.5
    Leasing Subsidiary. . . . . . . . . . . . . . .       9.3          7.9
   Deferred provision for income taxes. . . . . . .      (9.0)         -
   Gain on sale of property, plant and equipment. .      (0.2)        (0.2)
   Other. . . . . . . . . . . . . . . . . . . . . .      (4.6)        (1.9)
   Changes in assets and liabilities:
    (Increase) decrease in receivables  . . . . . .       4.3         (0.7)
    (Increase) decrease in inventories. . . . . . .     (55.2)        13.8
    Increase in other assets . . . . . . . .  . . .      (1.6)        (3.3)
    Increase (decrease) in accounts payable
     and accrued liabilities. . . . . . . . . . . .     (60.9)         2.6
    Increase(decrease) in billings in excess of
     cost and related earnings. . . . . . . . . . .      11.9         (6.8)
    Increase (decrease) in other liabilities. . . .       2.8         (0.8)
     Total adjustments. . . . . . . . . . . . . . .     (76.8)        35.1
   Net cash provided (required) by operating
     activities . . . . . . . . . . . . . . . . . .     (21.4)        75.8

Cash flows from investing activities:
 Proceeds from sale of property, plant
  and equipment . . . . . . . . . . . . . . . . . .      51.4         14.3
 Capital expenditures:
  Excluding Leasing Subsidiary. . . . . . . . . . .     (22.7)       (31.4)
  Leasing Subsidiary. . . . . . . . . . . . . . . .     (32.0)        (6.8)
 Payment for purchase of acquisitions,
  net of cash acquired. . . . . . . . . . . . . . .     (11.8)       (19.3)
 Cash of acquired subsidiary. . . . . . . . . . . .       1.2          1.1
   Net cash required by investing activities. . . .     (13.9)       (42.1)

Cash flows from financing activities:
 Issuance of common stock . . . . . . . . . . . . .       2.6          0.7
 Net borrowings under short-term debt . . . . . . .      57.0         (3.0)
 Proceeds from issuance of long-term debt . . . . .       7.0          -
 Payments to retire long-term debt. . . . . . . . .     (20.1)       (23.3)
 Dividends paid . . . . . . . . . . . . . . . . . .     (13.8)       (13.5)
   Net cash provided (required) by
    financing activities. . . . . . . . . . . . . .      32.7        (39.1)
Net decrease in cash and cash equivalents . . . . .      (2.6)        (5.4)
Cash and cash equivalents at beginning of year. . .      15.3          8.7
Cash and cash equivalents at end of period. . . . .    $ 12.7       $  3.3






                            Trinity Industries, Inc.
                 Consolidated Statement of Stockholders' Equity
                                  (unaudited)
                 (in millions except share and per share data)

                                                     Common  Capital
                                       Common        Stock     in                  Total
                                       Shares        $1.00   Excess                Stock-
                                    (100,000,000      Par    of Par    Retained   holders'
                                     Authorized)     Value    Value    Earnings    Equity
Balance at March 31, 1994 . . . .   39,711,698      $39.7    $213.4     $317.4     $570.5
 Other. . . . . . . . . . . . . .      239,261        0.2       7.4        -          7.6
 Net income . . . . . . . . . . .         -            -         -        40.7       40.7
 Cash dividends
  ($0.34 per share) . . . . . . .         -            -         -       (13.6)     (13.6)
Balance September 30, 1994  . . .   39,950,959      $39.9    $220.8     $344.5     $605.2







Balance at March 31, 1995 . . . .   40,220,694      $40.2    $221.7     $379.3     $641.2
 Other. . . . . . . . . . . . . .    1,330,252        1.4      17.5         -        18.9
 Net income . . . . . . . . . . .         -            -         -        55.4       55.4
 Cash dividends
  ($0.34 per share)   . . . . . .         -            -         -       (14.2)     (14.2)
Balance September 30, 1995  . . .   41,550,946      $41.6    $239.2     $420.5     $701.3








The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of the Registrant. In the opinion of the Registrant, all adjustments, consisting only of normal and recurring adjustments necessary to a fair presentation of the financial position of the Registrant as of September 30, 1995 and March 31, 1995, the results of operations for the six and three month periods ended September 30, 1995 and 1994 and cash flows for the six month periods September 30, 1995 and 1994, in conformity with generally accepted accounting principles, have been made.

Item 2 - Management's Discussion and Analysis of Consolidated Financial Condition and Statement of Operations



                              FINANCIAL CONDITION

The increase in 'Property, plant and equipment', at cost: Excluding Leasing Subsidiary' at September 30, 1995 compared to March 31, 1995 is due primarily to the acquisition of Grupo TATSA, headquartered in Mexico City, in the first quarter of the current year and to other business acquisitions in the Marine Products and Construction Products segments. The increase in 'Inventories' is due to increased levels of production primarily in the Railcars segment and to current period acquisitions.


                            Statement of Operations

                    Six Months Ended September 30, 1995 vs.
                      Six Months Ended September 30, 1994

All business segments recorded increased 'Revenues' in the current six month period compared to the same period of the prior year as demand for Trinity's products continues to improve.

The replacement market for railcars continues to fuel the increase in demand for freight and tank railcars. Supported by the steady number of inquiries for railcars, the replacement market is expected to remain in place for several more years. Construction Products' 'Revenues' and 'Operating profit' for the current period were higher due to increased demand for highway guardrail and road barrier products, coupled with continuing high demand for ready-mix concrete and aggregates. Leasing's 'Revenues' and 'Operating profit' increased due to the sale of selected railcars previously held for lease. Although Marine Products' 'Revenues' increased, 'Operating profit' was affected by gear-ups and hirings associated with production facilities that had been closed for a period of time. The current strong order rate for marine products is expected to lead to a replacement cycle for barges and marine vessels in future periods.


                   Three Months Ended September 30, 1995 vs.
                     Three Months Ended September 30, 1994


'Revenues' and 'Operating profit' are higher in the current quarter due to improved results in all of the business segments except Marine's operating profit. 'Operating profit' for the Marine Products segment slightly declined due to the reason stated above. Business conditions remain favorable for Trinity's products.

                                    Part II




Item 6 - Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     Exhibit
     Number           Description
       3ii      By-laws, as amended

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





                            Trinity Industries, Inc.


                            By:  F. Dean Phelps
                                 F. Dean Phelps
                                 Vice President






November 13, 1995

                                Index to Exhibit


No.                            Description                           Page
3ii                 By-laws                                            10

27                 Financial Data Schedule                            23



















































                                                      EXHIBIT 3ii

                   As Amended and in Effect on September 14, 1995






                             BYLAWS

                               OF

                    TRINITY INDUSTRIES, INC.



                           ARTICLE I.

                             Offices

     Section 1. The registered office shall be located in the City of Wilmington, County of New Castle, State of Delaware.
     Section 2. The corporation may also have offices at such other places within or without the State of Delaware as the Board of Directors may from time to time determine, or as the business of the corporation may require.
                           ARTICLE II.
                    Meetings of Stockholders
     Section 1. Meetings of the stockholders shall be held in the City of Dallas, County of Dallas, State of Texas.
     Section 2. The annual meeting of stockholders, commencing in the year 1987, shall be held at 9:30 o'clock in the morning on the third Wednesday in July of each year, unless such day is a legal holiday, in which case such meeting shall be held at the specified time on the first day thereafter which is not a legal holiday.
     At such meeting, the stockholders entitled to vote thereat shall elect by a plurality vote a Board of Directors. Nominations for election to the Board of Directors shall be made at such meeting only by or at the direction of the Board of Directors, by a nominating committee or person appointed by the Board of Directors, or by a stockholder of the corporation entitled to vote for the election of directors at the meeting who complies with the notice procedures set forth in this Section 2. Such nominations, other than those made by or at the direction of the Board of Directors, shall be made pursuant to timely notice in writing to the Secretary of the corporation. To be timely, a stockholder's notice shall be delivered to, or mailed and received at, the principal executive offices of the corporation not less than fifty
(50) days nor more than seventy-five (75) days prior to the date of the meeting; provided, however, that in the event that less than sixty-five (65) days' notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be so received not later than the close of business on the fifteenth (15th) day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made. Such stockholder's notice to the Secretary shall set forth (a) as to each person whom the stockholder proposes to nominate for election or re-election as a director, (i) the name, age, business address and residence address of the person, (ii) the principal occupation or employment of the person, (iii) the class and number of shares of capital stock of the corporation which are beneficially owned by the person, and
(iv) any other information relating to the person that is required to be disclosed in solicitations for proxies for election of directors pursuant to Rule 14a under the Securities Exchange Act of 1934, as amended; and (b) as to the stockholder giving the notice,
(i) the name and record address of the stockholder and (ii) the class and number of shares of capital stock of the corporation which are beneficially owned by the stockholder. The corporation may require any proposed nominee to furnish such other information as may reasonably be required by the corporation to determine the eligibility of such proposed nominee to serve as director of the corporation. No person shall be eligible for election as a director of the corporation unless nominated in accordance with the procedures set forth herein.
     The Chairman of the meeting shall, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the foregoing procedure, and if he should so determine, he shall so declare to the meeting and the defective nomination shall be disregarded.
     At each annual meeting of the stockholders, only such business shall be conducted as shall have properly been brought before the meeting. To be properly before the meeting, the business to be conducted must be specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors, otherwise properly brought before the meeting by or at the direction of the Board of Directors, or otherwise properly brought before the meeting by a stockholder. In addition to any other applicable requirements, for business to be properly brought before the meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the Secretary of the corporation. To be timely, a stockholder's notice must be delivered to or mailed and received at the principal executive offices of the corporation not less than fifty (50) days nor more than seventy-five (75) days prior to the meeting; provided, however, that in the event that less than sixty-five (65) days' notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be so received not later than the close of business on the fifteenth (15th) day following the day on which such notice of the date of the annual meeting was mailed or such public disclosure was made. A stockholder's notice to the Secretary of the corporation shall set forth as to each matter that the stockholder proposes to bring before the annual meeting, (i) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (ii) the name and record address of the stockholder proposing such business, (iii) the class and number of shares of the corporation which are beneficially owned by the stockholder, and (iv) any material interest of the stockholder in such business. Notwithstanding the foregoing provisions of this Section 2, a stockholder seeking to have a proposal included in the corporation's proxy statement shall comply with the requirements of Regulation 14A under the Securities Exchange Act of 1934, as amended (including, but not limited to, Rule 14a-8 or its successor provision).
     Notwithstanding anything in these Bylaws to the contrary, no business shall be conducted at the annual meeting except in accordance with the procedures set forth in this Section 2; provided, however, that nothing in this Section 2 shall be deemed to preclude discussion by any stockholder of any business properly brought before the annual meeting in accordance with the procedures set forth in this Section 2.
     The Chairman of the meeting shall, if the facts warrant, determine and declare to the meeting that the business sought to be so conducted was not properly brought before the meeting in accordance with the provisions of this Section 2, and if he should so determine, he shall so declare to the meeting and any such business not properly brought before the meeting shall not be transacted.
     Section 3. Special meetings of the stockholders may be called by the chief executive officer or a majority of the Board of Directors.
     Section 4. Written or printed notice stating the place, day and hour of the meeting and, in the case of a special meeting, the purpose or purposes for which the meeting is called, shall be given not less than ten (10) nor more than sixty (60) days before the date of the meeting, either personally or by mail, by or at the direction of the President, the Secretary, or the officer or person calling the meeting, to each stockholder of record entitled to vote at such meeting.
     Section 5. Business transacted at any special meeting shall be confined to the purposes stated in the notice thereof.
     Section 6. The holders of a majority of the shares entitled to vote, represented in person or by proxy, shall constitute a quorum at meetings of stockholders except as otherwise provided by any applicable statute. If, however, a quorum shall not be present or represented at any meeting of the stockholders, the stockholders present in person or represented by proxy shall have power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present or represented. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally notified.
     Section 7. Except as provided in Section 2 hereof with respect to the election of the Board of Directors, at a meeting at which a quorum is present, the vote of the holders of a majority of the shares present in person or represented by proxy at the meeting and entitled to vote shall be the act of the stockholders' meeting, unless the vote of a greater number is required by law or the Certificate of Incorporation.
     Section 8. Each outstanding share, regardless of class, shall be entitled to one vote on each matter submitted to a vote at a meeting of stockholders, except to the extent that the voting rights of the shares of any class are limited or denied by the Certificate of Incorporation.
     Section 9. At any meeting of the stockholders, every stockholder having the right to vote may vote either in person, or by proxy appointed by an instrument in writing as to a particular meeting and any adjournment or adjournments thereof subscribed by such stockholder or by his duly authorized attorney-in-fact. A proxy shall be revocable unless expressly provided therein to be irrevocable and unless otherwise provided by law.
     Section 10. The officer or agent having charge of the stock transfer books shall make, at least ten (10) days before each meeting of stockholders, a complete list of the stockholders entitled to vote at such meeting or any adjournment thereof, arranged in alphabetical order, with the address of and number of shares held by each, which list, for a period of ten (10) days prior to such meeting, shall be kept on file at the registered office of the corporation, and shall be subject to inspection by any stockholder at any time during usual business hours. Such list shall also be produced and kept open at the time and place of the meeting, and shall be subject to the inspection of any stockholder during the whole time of the meeting. The original stock transfer books shall be prima facie evidence as to who are the stockholders entitled to examine such list or transfer book or to vote at any such meeting of stockholders.
                          ARTICLE III.
                            Directors
     Section 1. The number of directors of the corporation shall be nine (9). The directors shall be elected at the annual meeting of the stockholders, except as provided in Section 2 of this Article, and each director elected shall hold office until his successor is elected and qualified; provided, any director may be removed at any time, with or without cause, by the holders of a majority of the shares entitled to vote, represented in person or by proxy, at any duly constituted meeting of stockholders called for the purpose of removing any such director or directors. Directors need not be residents of the State of Delaware or stockholders of the corporation.
     Section 2. Any vacancy occurring in the Board of Directors may be filled by the affirmative vote of a majority of the remaining directors though less than a quorum of the Board of Directors. A director elected to fill a vacancy shall be elected for the unexpired term of his predecessor in office. Any newly created directorship(s) resulting from an increase in the authorized number of directors elected by all stockholders entitled to vote as a single class shall be filled by the affirmative vote of a majority of the remaining directors, even though less than a quorum of the proposed Board of Directors.
     Section 3. The business and affairs of the corporation shall be managed by its Board of Directors which may exercise all such powers of the corporation and do all such lawful acts and things as are not by statute, the Certificate of Incorporation, or these Bylaws directed or required to be exercised and done by the stockholders.
     Section 4. Meetings of the Board of Directors, regular or special, may be held either within or without the State of Delaware.
     Section 5. The first meeting of each newly elected Board of Directors shall be held at such time and place as shall be fixed by the vote of the stockholders at the annual meeting, and no notice of such meeting shall be necessary to the newly elected directors in order legally to constitute the meeting, provided a quorum shall be present. In the event of the failure of the stockholders to fix the time and place of such first meeting of the newly elected Board of Directors, or in the event such meeting is not held at the time and place so fixed by the stockholders, the meeting may be held at such time and place as shall be specified in a notice given as hereinafter provided for special meetings of the Board of Directors, or as shall be specified in a written waiver signed by all of the directors.
     Section 6. Regular meetings of the Board of Directors may be held at such time and at such place as shall from time to time be determined by the Board. Special meetings of the Board of Directors may be called by the Secretary on the written request of two directors.
     Section 7. Written notice of regular meetings of the Board of Directors shall not be required. Special meetings of the Board of Directors may be called upon twenty-four (24) hours' notice to each director, or such shorter period of time as the person calling the meeting deems appropriate in the circumstances, either personally or by mail, telephone or telegram. Neither the business to be transacted at, nor the purposes of, any special meeting of the Board of Directors need be specified in the notice or waiver of notice of such special meeting.
     Section 8. A majority of the directors shall constitute a quorum for the transaction of business, and the act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors, unless a greater number is required by the Certificate of Incorporation. If a quorum shall not be present at any meeting of the Board of Directors, the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.
     Section 9. The Board of Directors, by resolution adopted by a majority of the whole Board, may designate three or more directors to constitute an executive committee, which committee, unless its authority shall be otherwise expressly limited by such resolution, shall have and may exercise all of the authority of the Board of Directors in the business and affairs of the corporation except where action of the Board of Directors is specified by statute. Vacancies in the membership of the committee shall be filled by the Board of Directors at a regular or special meeting of the Board of Directors. The executive committee shall keep regular minutes of its proceedings and report the same to the Board when required. The designation of such committee and the delegation thereto of authority shall not operate to relieve the Board of Directors, or any member thereof, of any responsibility imposed upon it or him by law.
                           ARTICLE IV.
                             Notices
     Section 1. Except as otherwise provided in these Bylaws, notices to directors and stockholders shall be in writing, and delivered personally or mailed to the directors or stockholders at their addresses appearing on the books of the corporation. If mailed, such notice shall be deemed to be given when deposited in the United States mail with postage thereon prepaid. Notice to directors may also be given by telegram.
     Section 2. Whenever any notice is required to be given to any stockholder or director under the provisions of the statutes, the Certificate of Incorporation or these Bylaws, a waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be equivalent to the giving of such notice.
     Section 3. Attendance of a director at a meeting shall constitute a waiver of notice of such meeting, except where a director attends a meeting for the express purpose of objecting to the transaction of any business on the ground that the meeting is not lawfully called or convened.
                           ARTICLE V.
                            Officers
     Section 1. The executive officers of the corporation shall consist of a President, one or more Vice Presidents, a Secretary and a Treasurer and may include a Chairman of the Board, one or more Senior Vice Presidents and one or more Executive Vice Presidents, each of whom shall be elected by the Board of Directors.
     Section 2. The Board of Directors, at its first meeting after each annual meeting of stockholders, shall choose a President, one or more Vice Presidents, a Secretary and a Treasurer, none of whom need be a member of the Board, and may appoint one of their number Chairman of the Board.
     Section 3. Such other officers and assistant officers and agents as may be deemed necessary may be appointed by the chief executive officer of the corporation, including a Chairman, a President, and one or more Vice Presidents of the respective Divisions. The President or the Vice Presidents of the Division who, in the order of their seniority, unless otherwise determined by the chief executive officer of the corporation, shall perform the duties of the Chairman or President, as the case may be, of the Division in the absence or disability of the Chairman or President, as the case may be, of that Division. Each President or Vice President, as the case may be, of a Division shall perform such other duties and have such other powers as the chief executive officer of the corporation or the Chairman or President, as the case may be, of that Division shall prescribe. Division officers shall hold office until their respective successors shall have been chosen and shall have qualified. Any Division officer appointed by the chief executive officer may be removed by the chief executive officer whenever, in his judgment, the best interests of the corporation will be served thereby. Any vacancy occurring in any office of a Division by death, resignation, removal or otherwise shall be filled by the chief executive officer of the corporation.
     Section 4. The salaries of all executive officers of the corporation shall be fixed by the Board of Directors or by a committee of one or more directors, the members of which shall be selected by the Board of Directors and which, unless its authority shall be otherwise limited by resolution of the Board of Directors, shall have the power to fix the salaries of all executive officers of the corporation.
     Section 5. The executive officers of the corporation shall hold office until their respective successors shall have been chosen and shall have qualified. Any officer or agent or member of the executive committee elected or appointed by the Board of Directors may be removed by the Board of Directors whenever, in its judgment, the best interests of the corporation will be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed. Any vacancy occurring in any executive office of the corporation by death, resignation, removal or otherwise shall be filled by the Board of Directors.
     Section 6. The Board of Directors may designate whether the Chairman of the Board, if such an officer shall have been appointed, or the President, shall be the chief executive officer of the corporation. The officer so designated as the chief executive officer shall preside at all meetings of the stockholders and the Board of Directors, and shall have such other powers and duties as usually pertain to such office or as may be delegated by the Board of Directors. The President shall have such powers and duties as usually pertain to such office, except as the same may be modified by the Board of Directors. Unless the Board of Directors shall otherwise delegate such duties, the chief executive officer shall have general and active management of the business of the corporation and shall see that all orders and resolutions of the Board of Directors are carried into effect.
     Section 7. The chief executive officer or his designee shall have the authority to execute bonds, mortgages and other contracts requiring a seal, under the seal of the corporation, except where required or permitted by law to be otherwise signed and executed, and except where the signing and execution thereof shall be expressly delegated by the Board of Directors to some other officer or agent of the corporation.
     Section 8. The Vice Presidents, in the order of their seniority, unless otherwise determined by the Board of Directors, shall, in the absence or disability of the President, perform the duties and exercise the powers of the President. The Vice Presidents shall also have the authority to execute bonds, mortgages and other contracts requiring a seal, under the seal of the corporation, except where required or permitted by law to be otherwise signed and executed, and except where the signing and execution thereof shall be expressly delegated by the Board of Directors to some other officer or agent of the corporation. The Vice Presidents shall perform such other duties and have such other powers as the Board of Directors or the chief executive officer of the corporation shall prescribe.
     Section 9. The Secretary shall attend all meetings of the Board of Directors and all meetings of the stockholders and shall record all the proceedings of the meetings of the stockholders and of the Board of Directors in a book to be kept for that purpose and shall perform like duties for the standing committees, when requested. He shall give, or cause to be given, notice of all meetings of the stockholders and special meetings of the Board of Directors and shall perform such other duties as may be prescribed by the Board of Directors or the President, under whose supervision he shall be. He shall keep in safe custody the seal of the corporation, and, when authorized by the Board of Directors or directed by the President or any Vice President, affix the same to any instrument requiring it and, when so affixed, it shall be attested by his signature or by the signature of the Treasurer or any Assistant Secretary.
     Section 10. The Assistant Secretaries, in the order of their seniority, unless otherwise determined by the Board of Directors, shall, in the absence or disability of the Secretary, perform the duties and exercise the powers of the Secretary. They shall perform such other duties and have such other powers as the Board of Directors may from time to time prescribe.
     Section 11. The Treasurer shall be the financial officer of the corporation. He shall have the custody of the corporate funds and securities and shall deposit all monies and other valuable effects in the name and to the credit of the corporation in such depositaries as may be designated from time to time by the Board of Directors. He shall disburse the funds of the corporation as may be ordered by the Board of Directors, taking proper vouchers for such disbursements, and shall render to the President and the Board of Directors at its regular meetings, or when the Board of Directors so requires, an account of all his transactions as Treasurer. He shall also perform such other duties as may be assigned to him by the Board of Directors.
     Section 12. If required by the Board of Directors, the Treasurer shall give the corporation a bond in such sum and with such surety or sureties as shall be satisfactory to the Board of Directors for the faithful performance of the duties of his office and for the restoration to the corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the corporation.
     Section 13. The Assistant Treasurers, in the order of their seniority, unless otherwise determined by the Board of Directors, shall, in the absence or disability of the Treasurer, perform the duties and exercise the powers of the Treasurer. They shall perform such other duties and have such other powers as the Board of Directors may from time to time prescribe.
                           ARTICLE VI.
            Indemnification of Directors and Officers
     Section 1. The corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was or has agreed to become a director, officer, employee or agent of the corporation, or is or was serving or has agreed to serve at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, or by reason of any action alleged to have been taken or omitted in such capacity, against costs, charges, expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him or on his behalf in connection with such action, suit or proceeding and any appeal therefrom, if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was unlawful.
     Section 2. The corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was or has agreed to become a director, officer, employee or agent of the corporation, or is or was serving or has agreed to serve at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, or by reason of any action alleged to have been taken or omitted in such capacity, against costs, charges and expenses (including attorneys' fees) actually and reasonably incurred by him or on his behalf in connection with the defense or settlement of such action or suit and any appeal therefrom, if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the corporation unless and only to the extent that the Court of Chancery of Delaware or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of such liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such costs, charges and expenses which the Court of Chancery or such other court shall deem proper.
     Section 3. Notwithstanding the other provisions of this Article, to the extent that a director, officer, employee or agent of the corporation has been successful on the merits or otherwise, including, without limitation, the dismissal of an action without prejudice, in defense of any action, suit or proceeding referred to in Sections 1 and 2 of this Article, or in defense of any claim, issue or matter therein, he shall be indemnified against all costs, charges and expenses (including attorneys' fees) actually and reasonably incurred by him or on his behalf in connection therewith.
     Section 4. Any indemnification under Sections 1 and 2 of this Article (unless ordered by a court) shall be paid by the corporation unless a determination is made (1) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit or proceeding, or (2) if such a quorum is not obtainable, or, even if obtainable a quorum of disinterested directors so directs, by independent legal counsel in a written opinion, or (3) by the stockholders, that indemnification of the director, officer, employee or agent is not proper in the circumstances because he has not met the applicable standard of conduct set forth in Sections 1 and 2 of this Article.
     Section 5. Costs, charges and expenses (including attorneys' fees) incurred by a person referred to in Sections 1 and 2 of this
Article in defending a civil or criminal action, suit or proceeding shall be paid by the corporation in advance of the final disposition of such action, suit or proceeding; provided, however, that the payment of such costs, charges and expenses incurred by a director or officer in his capacity as a director or officer (and not in any other capacity in which service was or is rendered by such person while a director or officer) in advance of the final disposition of such action, suit or proceeding shall be made only upon receipt of an undertaking by or on behalf of the director or officer to repay all amounts so advanced in the event that it shall ultimately be determined that such director or officer is not entitled to be indemnified by the corporation as authorized in this Article. Such costs, charges and expenses incurred by other employees and agents may be so paid upon such terms and conditions, if any, as the Board of Directors deems appropriate. The Board of Directors may, in the manner set forth above, and upon approval of such director, officer, employee or agent of the corporation, authorize the corporation's counsel to represent such person, in any action, suit or proceeding, whether or not the corporation is a party to such action, suit or proceeding.
     Section 6. Any indemnification under Sections 1, 2 and 3, or advance of costs, charges and expenses under Section 5 of this Article, shall be made promptly, and in any event within 60 days, upon the written request of the director, officer, employee or agent. The right to indemnification or advances as granted by this Article shall be enforceable by the director, officer, employee or agent in any court of competent jurisdiction, if the corporation denies such request, in whole or in part, or if no disposition thereof is made within 60 days. Such persons' costs and expenses incurred in connection with successfully establishing his right to indemnification, in whole or in part, in any such action shall also be indemnified by the corporation. It shall be a defense to any such action (other than an action brought to enforce a claim for the advance of costs, charges and expenses under Section 5 of this Article where the required undertaking, if any, has been received by the corporation) that the claimant has not met the standard of conduct set forth in Sections 1 or 2 of this Article, but the burden of proving such defense shall be on the corporation.
Neither the failure of the corporation (including its Board of Directors, its independent legal counsel, and its stockholders) to have made a determination prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he has met the applicable standard of conduct set forth in Sections 1 or 2 of this Article, nor the fact that there has been an actual determination by the corporation (including its Board of Directors, its independent legal counsel, and its stockholders) that the claimant has not met such applicable standard of conduct, shall be a defense to the action or create a presumption that the claimant has not met the applicable standard of conduct.
     Section 7. The indemnification and advancement of costs, charges and expenses provided by this Article shall not be deemed exclusive of any other rights to which a person seeking indemnification or advancement of costs, charges and expenses may be entitled under any law (common or statutory), agreement, vote of stockholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding office or while employed by or acting as agent for the corporation, and shall continue as to a person who has ceased to be a director, officer, employee or agent as to actions taken while he was such a director, officer, employee or agent, and shall inure to the benefit of the estate, heirs, executors and administrators of such person. All rights to indemnification under this Article shall be deemed to be a contract between the corporation and each director, officer, employee or agent of the corporation who serves or served in such capacity at any time while this Article is in effect. Any repeal or modification of this Article or any repeal or modification of relevant provisions of the Delaware General Corporation Law or any other applicable laws shall not in any way diminish any rights to indemnification of such director, officer, employee or agent or the obligations of the corporation arising hereunder.
     Section 8. In addition to the specific indemnification provided for herein, the corporation shall indemnify each person who is or was or has agreed to become a director, officer, employee or agent of the corporation, or is or was serving or has agreed to serve at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, to the fullest extent authorized or permitted (i) by the General Corporation Law of Delaware, or any other applicable law, or by any amendment thereof or other statutory provisions in effect on the date hereof, or (ii) by the corporation's Certificate of Incorporation as in effect on the date hereof. The corporation shall also advance expenses to any of the foregoing individuals to the fullest extent authorized or permitted (i) by the General Corporation Law of Delaware, or any other applicable law, or by any amendment thereof or other statutory provision in effect on the date hereof, or (ii) by the corporation's Certificate of Incorporation as in effect on the date hereof.
     Section 9. Notwithstanding the foregoing, the corporation shall have the power to purchase and maintain insurance on behalf of any person who is or was or has agreed to become a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him or on his behalf in any such capacity, or arising out of his status as such, whether or not the corporation would have the power to indemnify him against such liability under the provisions of this Article.
     Section 10. If this Article or any portion hereof shall be invalidated on any ground by any court of competent jurisdiction, then the corporation shall nevertheless indemnify each director, officer, employee and agent of the corporation as to costs, charges and expenses (including attorneys' fees), judgments, fines and amounts paid in settlement with respect to any action, suit or proceeding, whether civil, criminal, administrative or investigative, including an action by or in the right of the corporation, to the full extent permitted by any applicable portion of this Article that shall not have been invalidated and to the full extent permitted by applicable law.
                          ARTICLE VII.
                     Certificates for Shares
     Section 1. The corporation shall deliver certificates representing all shares to which stockholders are entitled; and such certificates shall be signed by the President or a Vice President, and the Secretary or an Assistant Secretary of the corporation, and may be sealed with the seal of the corporation or a facsimile thereof. No certificate shall be issued for any share until the consideration therefor has been fully paid. Each certificate representing shares shall state upon the face thereof that the corporation is organized under the laws of the State of Delaware, the name of the person to whom issued, the number and class and the designation of the series, if any, which such certificate represents, and the par value of each share represented by such certificate or a statement that the shares are without par value.
     Section 2. The signatures of the President or Vice President, and the Secretary or Assistant Secretary, upon a certificate may be facsimiles if the certificate is countersigned by a transfer agent, or registered by a registrar, other than the corporation itself or an employee of the corporation. In case any officer who has signed or whose facsimile signature has been placed upon such certificate shall have ceased to be such officer before such certificate is issued, it may be issued by the corporation with the same effect as if he were such officer at the date of the issuance.
     Section 3. The Board of Directors may direct a new certificate or certificates to be issued in place of any certificate or certificates theretofore issued by the corporation alleged to have been lost or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost or destroyed. When authorizing such issue of a new certificate or certificates, the Board of Directors may, in its discretion and as a condition precedent to the issuance thereof, require the owner of such lost or destroyed certificate or certificates, or his legal representative, to advertise the same in such manner as it shall require and/or to give the corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the corporation with respect to the certificate alleged to have been lost or destroyed.
     Section 4. Upon surrender to the corporation or the transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, cancel the old certificate, and record the transaction upon its books.
     Section 5. For the purpose of determining stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or entitled to receive payment of any dividend, or in order to make a determination of stockholders for any other proper purpose, the Board of Directors may provide that the stock transfer books shall be closed for a stated period but not to exceed, in any case, sixty (60) days. If the stock transfer books shall be closed for the purpose of determining stockholders entitled to notice of or to vote at a meeting of stockholders, such books shall be closed for at least ten (10) days immediately preceding such meeting. In lieu of closing the stock transfer books, the Board of Directors may fix in advance a date as the record date for any such determination of stockholders, such date in any case to be not more than sixty (60) days, and, in case of a meeting of stockholders, not less than ten (10) days prior to the date on which the particular action requiring such determination of stockholders is to be taken. If the stock transfer books are not closed and no record date is fixed for the determination of stockholders entitled to notice of or to vote at a meeting of stockholders or any adjournment thereof, or stockholders entitled to receive payment of a dividend, or in order to make a determination of stockholders for any other proper purpose, the close of business on the day next preceding the day on which notice of the meeting of stockholders is given shall be the record date with respect to such meeting, and the close of business on the day on which the Board of Directors adopts a resolution declaring a dividend or with respect to any other proper purpose, as the case may be, shall be the record date for the determination of stockholders with respect thereto. When a determination of stockholders entitled to vote at any meeting of stockholders has been made as provided in this section, such determination shall apply to any adjournment thereof, except where the determination has been made through the closing of stock transfer books and the stated period of closing has expired.
     Section 6. The corporation shall be entitled to recognize the exclusive rights of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of the State of Delaware.
                          ARTICLE VIII.
                       General Provisions
     Section 1. The Board of Directors may declare and the corporation may pay dividends on its outstanding shares in cash, property, or its own shares pursuant to law and subject to the provisions of its Certificate of Incorporation.
     Section 2. The Board of Directors may by resolution create a reserve or reserves out of earned surplus for any purpose or purposes, and may abolish any such reserve in the same manner.
     Section 3. The Board of Directors must, when requested by the holders of at least one-third of the outstanding shares of the corporation, present written reports of the business and financial affairs of the corporation.
     Section 4. All checks or demands for money and notes of the corporation shall be signed by such officer or officers or such other person or persons as the Board of Directors may from time to time designate as provided in these bylaws.
     Section 5. The fiscal year of the corporation shall be fixed by resolution of the Board of Directors.
     Section 6. The corporate seal shall have inscribed thereon the name of the corporation and may be used by causing it or a facsimile thereof to be impressed or affixed or in any other manner reproduced.
                           ARTICLE IX.
                           Amendments
     These Bylaws may be altered, amended or repealed at any regular or special meeting of, or by the unanimous written consent of, the Board of Directors.