Form 10-Q
period 1995-12-31
TRINITY INDUSTRIES INC
filed 1996-02-13
CIK 99780

SECURITIES AND EXCHANGE COMMISSION
									WASHINGTON, D.C. 20549
									    ______________

											FORM 10-Q
										 ______________


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

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

                                  _______________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                              Yes __X_____   No ________


                                41,549,793
( Number of shares of common stock outstanding as of December 31, 1995)


Part  I

Item 1 - Financial Statements

Trinity Industries, Inc.
Consolidated Balance Sheet
(unaudited)
(in millions except per share data)


                                                       December 31       March 31
                                                           1995           1995
Assets
Cash and cash equivalents. . . . . . . . . . . . .      $   11.8        $   15.3
Receivables. . . . . . . . . . . . . . . . . . . .         217.1           270.3
Inventories:
  Finished goods . . . . . . . . . . . . . . . . .          41.4            35.0
  Work in process. . . . . . . . . . . . . . . . .         139.6           152.6
  Raw materials and supplies . . . . . . . . . . .         256.4           207.4
    Total inventories                                      437.4           395.0
Property, plant and equipment, at cost:
  Excluding Leasing Subsidiary . . . . . . . . . .         761.3           701.4
  Leasing Subsidiary . . . . . . . . . . . . . . .         352.3           387.3
Less accumulated depreciation:
  Excluding Leasing Subsidiary . . . . . . . . . .        (343.4)         (306.2)
  Leasing Subsidiary . . . . . . . . . . . . . . .         (78.1)          (95.4)
Other assets . . . . . . . . . . . . . . . . . . .          61.2            52.3
                                                        $1,419.6        $1,420.0

Liabilities and Stockholders' Equity

Short-term debt. . . . . . . . . . . . . . . . .        $  191.0        $  220.0
Accounts payable and accrued liabilities . . . . .         213.1           245.5
Billings in excess of cost and
  related earnings . . . . . . . . . . . . . . . .          28.9            12.0
Long-term debt:
  Excluding Leasing Subsidiary . . . . . . . . . .          41.8            37.7
  Leasing Subsidiary . . . . . . . . . . . . . . .         171.0           205.2
Deferred income taxes. . . . . . . . . . . . . . .          35.4            44.9
Other liabilities. . . . . . . . . . . . . . . . .          16.0            13.5
                                                      			  697.2           778.8

Stockholders' equity:
  Common stock - par value $1 per share;
   authorized 100.0 shares; shares issued
   and outstanding at December 31, 1995 -
   41.6 and March 31, 1995 - 40.2. . . . . . . . .          41.6            40.2
  Capital in excess of par value . . . . . . . . .         239.2           221.7
  Retained earnings. . . . . . . . . . . . . . . .         441.6           379.3

                                                           722.4           641.2
                                                        $1,419.6        $1,420.0

 Trinity Industries, Inc.
Consolidated Income Statement
(unaudited)
(in millions except per share data)
                                                              Nine Months
                                                           Ended December 31
                                                          1995           1994
Revenues. . . . . . . . . . . . . . . . . . . . . . .   $1,835.5       $1,676.7
Operating costs:
  Cost of revenues. . . . . . . . . . . . . . . . . .    1,573.4        1,462.7
Selling, engineering and administrative expenses            89.5           77.5
Interest expense of Leasing Subsidiary. . . . . . . .       13.5           16.1
Retirement plans expense. . . . . . . . . . . . . . .       10.3            8.5
                                                         1,686.7        1,564.8
Operating profit. . . . . . . . . . . . . . . . . . .      148.8          111.9

Other (income) expenses:
Interest income . . . . . . . . . . . . . . . . . . .       (1.6)          (0.5)
Interest expense - excluding Leasing Subsidiary             13.6            8.2
Other, net. . . . . . . . . . . . . . . . . . . . . .       (0.9)          (0.7)
                                                            11.1            7.0
Income before income taxes. . . . . . . . . . . . . .      137.7          104.9

Provision (benefit) for income taxes:
Current . . . . . . . . . . . . . . . . . . . . . . .       69.1           44.6
Deferred. . . . . . . . . . . . . . . . . . . . . . .      (14.9)          (3.1)
                                                            54.2           41.5
Net income. . . . . . . . . . . . . . . . . . . . . .   $   83.5       $   63.4

Net income per common and common equivalent share       $   1.99        $  1.57

Weighted average number of common and common
equivalent shares outstanding . . . . . . . . . . . .       41.8           40.5

Trinity Industries, Inc.
Consolidated Income Statement
(unaudited)
(in millions except per share data)

                                                           Three Months Ended
                                                               December 31
                                                          1995            1994
Revenues. . . . . . . . . . . . . . . . . . . . . .      $602.3          $576.9
Operating costs:

Cost of revenues. . . . . . . . . . . . . . . . . .       514.9          501.7
Selling, engineering and administrative expenses           30.0           26.7
Interest expense of Leasing Subsidiary. . . . . . .         4.3            4.9
Retirement plans expense. . . . . . . . . . . . . .         3.5            3.0
                                                          552.7          536.3
Operating profit. . . . . . . . . . . . . . . . . .        49.6           40.6

Other (income) expenses:
Interest income . . . . . . . . . . . . . . . . . .        (0.3)          (0.2)
Interest expense - excluding Leasing Subsidiary             4.7            3.2
Other, net. . . . . . . . . . . . . . . . . . . . .        (1.1)           -
                                                            3.3            3.0
Income before income taxes. . . . . . . . . . . . .        46.3           37.6

Provision (benefit) for income taxes:
Current . . . . . . . . . . . . . . . . . . . . . .        24.1           18.0
Deferred. . . . . . . . . . . . . . . . . . . . . .        (5.9)          (3.1)
                                                           18.2           14.9
Net income. . . . . . . . . . . . . . . . . . . . .      $ 28.1         $ 22.7

Net income per common and common equivalent share        $ 0.67         $ 0.56

Weighted average number of common and common
equivalent shares outstanding . . . . . . . . . . .        41.9           40.6

Trinity Industries, Inc.
Consolidated Statement of Cash Flows
(unaudited)
(in millions)
                                                                Nine Months Ended
                                                                   December 31
                                                               1995         1994
Cash flows from operating activities:
Net income. . . . . . . . . . . . . . . . . . . . . . . .    $ 83.5        $ 63.4
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation:
Excluding Leasing Subsidiary . . . . . . . . . . . . . .       41.4          37.6
Leasing Subsidiary . . . . . . . . . . . . . . . . . . .       13.7          12.2
Deferred benefit for income taxes. . . . . . . . . . . .      (14.9)         (3.1)
Gain on sale of property, plant and equipment. . . . . .       (2.7)         (0.2)
Other. . . . . . . . . . . . . . . . . . . . . . . . . .       (2.1)         (4.4)
Changes in assets and liabilities:
Decrease in receivables. . . . . . . . . . . . . . . . .       59.5           -
Increase in inventories. . . . . . . . . . . . . . . . .      (33.8)        (11.4)
Increase in other assets . . . . . . . . . . . . . . . .       (2.1)         (3.3)
Increase (decrease) in accounts payable and accrued
 liabilities . . . . . . . . . . . . . . . . . . . . . .      (47.2)         41.5
Increase (decrease) in billings in excess of cost and
 related earnings. . . . . . . . . . . . . . . . . . . .       16.8          (4.4)
Increase in other liabilities. . . . . . . . . . . . . .        1.4           1.2
  Total adjustments. . . . . . . . . . . . . . . . . . .       30.0          65.7
Net cash provided by operating activities. . . . . . . .      113.5         129.1

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment            67.5          26.8
Capital expenditures:
Excluding Leasing Subsidiary . . . . . . . . . . . . . .      (33.1)        (45.3)
Leasing Subsidiary . . . . . . . . . . . . . . . . . . .      (46.5)        (15.1)
Payment for purchase of acquisitions, net of
cash acquired. . . . . . . . . . . . . . . . . . . . . .      (28.6)        (57.5)
Cash of acquired subsidiary. . . . . . . . . . . . . . .        1.2           2.4
Net cash required by investing activities. . . . . . . .      (39.5)        (88.7)

Cash flows from financing activities:
Issuance of common stock . . . . . . . . . . . . . . . .        2.5           0.7
Net borrowings under short-term debt . . . . . . . . . .      (29.0)          7.0
Proceeds from issuance of long-term debt . . . . . . . .        7.0           -
Payments to retire long-term debt. . . . . . . . . . . .      (37.1)        (34.1)
Dividends paid . . . . . . . . . . . . . . . . . . . . .      (20.9)        (20.3)
Net cash required by financing activities. . . . . . . .      (77.5)        (46.7)
Net decrease in cash and cash equivalents. . . . . . . .       (3.5)         (6.3)
Cash and cash equivalents at beginning of year . . . . .       15.3           8.7
Cash and cash equivalents at end of period . . . . . . .     $ 11.8        $  2.4

Trinity Industries, Inc.
Consolidated Statement of Stockholders' Equity
(unaudited)
(in millions except share and per share data)

                                            Common   Capital
                                 Common      Stock     in                Total
                                 Shares      $1.00   Excess              Stock-
                              (100,000,000    Par    of Par  Retained   holders'
                               Authorized)   Value    Value  Earnings    Equity
Balance at March 31, 1994      39,711,698    $39.7   $213.4   $317.4     $570.5
 Other . . . . . . . . . . .      497,038      0.5      8.9      -          9.4
 Net income. . . . . . . . .         -         -        -       63.4       63.4
 Cash Dividends
   ($0.51 per share) . . . .         -         -        -      (20.4)     (20.4)
 Balance December 31, 1994     40,208,736    $40.2   $222.3   $360.4     $622.9




Balance at March 31, 1995      40,220,694    $40.2   $221.7   $379.3     $641.2
 Other . . . . . . . . . . .    1,329,099      1.4     17.5      -         18.9
 Net income. . . . . . . . .         -         -        -       83.5       83.5
 Cash Dividends
   ($0.51 per share) . . . .         -         -        -      (21.2)     (21.2)
Balance December 31, 1995      41,549,793    $41.6   $239.2   $441.6     $722.4




                     ____________________________________________


The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of the Registrant. In the opinion of the Registrant, all adjustments, consisting only of normal and recurring adjustments necessary to a fair presentation of the financial position of the Registrant as of December 31, 1995 and March 31, 1995, the results of operations for the nine and three month periods ended December 31, 1995 and 1994 and cash flows for the nine month periods ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles, have been made.

Item 2 - Management's Discussion and Analysis of Consolidated Financial Condition and Statement of Operations

                         Financial Condition

The increase in 'Property, plant and equipment, at cost: Excluding Leasing Subsidiary' at December 31, 1995 compared to March 31, 1995 is due primarily to business acquisitions in the Marine Products and Construction Products segments.


                       Statement of Operations

               Nine Months Ended December 31, 1995 vs.
                 Nine Months Ended December 31, 1994


All business segments recorded increased 'Revenues' in the current nine month period compared to the same period of the prior year due to ongoing demand for Trinity's products.

Improved operating results in the Railcars segment is due primarily to the steady level of railcar orders throughout the year which reflect the strength of the ongoing replacement cycle for railcars. This increase is indicative of true long-term demand and is expected to continue in the future. The strong performances by the highway guardrail, safety barriers and ready-mix concrete businesses, coupled with an increase in funding for the improvement of the nation's highway system contributed to the increase in 'Revenues' and 'Operating Profit' for the Construction Products segment. Leasing's 'Revenues' increased due to the sale of selected railcars previously held for lease. Marine Products' 'Revenues' in the current period are higher due to the ongoing demand of the barge replacement cycle. The replacement cycle is expected to continue as the increase in agricultural shipments fuel the demand for open hopper barges.


               Three Months Ended December 31, 1995 vs.
                 Three Months Ended December 31, 1994

Operating results are higher in the current quarter due primarily to increased business in the Railcars and Construction Products segments. Business conditions remain favorable for Trinity's products.

Part  II

Item 6 - Exhibits and Reports on Form 8-K.

      (a)   Exhibits

      Exhibit
      Number                        Description
        27                    Financial Data Schedule

      (b)         No Form 8-K was filed during the quarter.

               ___________________________________________


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Trinity Industries, Inc.


                                             By: F. Dean Phelps
                                                  F. Dean Phelps
                                                  Vice President





 February 12, 1996

Index to Exhibit



No.                          Description                             Page
27                        Financial Data Schedule                     *