Form 10-K
period 1996-03-31
TRINITY INDUSTRIES INC
filed 1996-06-28
CIK 99780

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


   Form 10-K

   (Mark One)

   -
  |X|     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   -      SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended March 31, 1996

                                OR
   -
  | |     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   -      SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                          to

   Commission File Number 1-6903

                      Trinity Industries, Inc.
      ( Exact name of registrant as specified in its charter)

            Delaware                               75-0225040
    ( State of Incorporation)           (I.R.S. Employer Identification No.)

       2525 Stemmons Freeway
           Dallas, Texas                            75207-2401
(Address of principal executive offices)            (Zip Code)

   Registrant's telephone number, including area code  (214) 589-8592

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

                                   Yes  X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
     this Form 10-K.     X

     The aggregate market value of voting stock held by nonaffiliates of the Registrant is $1,413,996,430 as of May 31, 1996.

                                 41,612,062

   ( Number of Shares of common stock outstanding as of May 31, 1996)


                    DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's 1996 Annual Report to Stockholders for the fiscal year ended March 31, 1996 are incorporated by reference into Parts I, II, and IV hereof and portions of the Registrant's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders to be held July 17, 1996 are incorporated by reference into Part III hereof.


                                                         PART I

Item 1.  Business

         General Development of Business.
Trinity Industries, Inc. (the "Registrant") was originally incorporated under the laws of the State of Texas in 1933. On March 27, 1987, Trinity became a Delaware corporation by merger into a wholly-owned subsidiary of the same name.

         Narrative Description of Business and Financial Information
         About Industry Segments.
The Registrant is engaged in the manufacture, marketing, and leasing of a wide variety of products consisting principally of (1) "Railcars"
(i.e. railroad freight cars), principally tank cars, hopper cars, gondola cars, intermodal cars and miscellaneous other freight cars; (2) "Marine Products" such as boats, barges and various offshore service vessels for ocean and inland waterway service and military vessels for the United
States Government and, to a limited extent, various size vessels for international ocean transportation companies; (3) "Construction Products" such as highway guardrail and highway and railway bridges, power plants, mills, etc, highway safety products, passenger loading bridges and conveyor systems for airports and other people and baggage conveyance requirements, ready-mix concrete production and aggregates including distribution, and providing raw material to owners, contractors and sub-contractors for use in the building and foundation industry; (4) "Containers" such as (a) extremely large, heavy pressure vessels and other heavy welded products including industrial silencers, desalinators, evaporators, and gas processing systems, (b) pressure and non-pressure containers for the storage and transportation of liquefied gases, brewery products and other liquid and dry products, and (c) heat transfer equipment for the chemical, petroleum and petrochemical industries; (5) "Metal Components" such as weld fittings (tees, elbows, reducers, caps, flanges, etc.) used in pressure piping systems and container heads (the ends of pressure and non-pressure containers) for use internally and by other manufacturers of containers;
and (6) "Leasing" of Registrant manufactured railcars and barges to various industries.

         Various financial information concerning the Registrant's industry segments for each of the last three fiscal years is included in the Registrant's 1996 Annual Report to Stockholders on page 22 under the heading "Segment Information", and such section is incorporated herein by reference.

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




         Construction Products. The construction products manufactured by the Registrant include beams, girders, columns, highway guard rail and highway safety devices and related barrier products, ready-mix concrete and aggregates, passenger loading bridges, and baggage handling systems. These products are used in the bridge, highway construction and building industries and airports. Some of the sales of beams, girders and columns are to general contractors and subcontractors on highway construction projects. Generally, customers for highway guardrail and highway safety devices are highway departments or subcontractors on highway projects. Passenger loading bridges and conveyor systems are generally sold to contractors, airports, or airlines as part of airport terminal equipment. Ready-mix concrete and aggregates are used in the building and foundation industry, and customers include primarily owners, contractors and sub- contractors.

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

         Leasing. The Company has one wholly-owned leasing subsidiary, Trinity Industries Leasing Company ("TILC"), which was incorporated in 1979. TILC is engaged in leasing specialized types of railcars, consisting of both tank cars and hopper cars, to industrial companies in the petroleum, chemical, grain, food processing, fertilizer and other industries which supply cars to the railroads. At March 31, 1996, TILC had under lease 8,283 railcars. During fiscal year 1995, TILC divested its inventory of river hopper barges previously held for lease. The barges were operated under an agreement which provided for management of the barges. The barges were generally used for movement of commodities on the inland waterway system, primarily the Mississippi and Missouri Rivers.

         Substantially all equipment leased by TILC was purchased from the Registrant at prices comparable to the prices for equipment sold by the Registrant to third parties. As of March 31, 1996, TILC had equipment on lease or available for lease purchased from the Registrant at a cost of $391.5 million. Generally, TILC purchases the equipment to be leased only after a lessee has committed to lease such equipment.

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

         Marketing, Raw Materials, Employees and Competition. As of March 31, 1996, the Registrant operated in the continental United States and Mexico. The Registrant sells substantially all of its products through its own salesmen operating from offices in Montgomery, Alabama; Elizabethtown and Paducah, Kentucky; Shreveport, Louisiana; Flint, Michigan; St. Louis, Missouri; Gulfport, Mississippi; Asheville, North Carolina; Cincinnati and Girard, Ohio; Beaumont, Dallas/Ft. Worth, Houston and Navasota, Texas; Centerville, Utah; and Mexico. Independent sales representatives are also used to a limited extent. The Registrant markets railcars, containers and metal components throughout the United States. Except in the case of weld fittings, guardrail, and standard size LP gas containers, the Registrant's products are ordinarily fabricated to the customer's specifications pursuant to a purchase order.

         The principal materials used by the Registrant are steel plate, structural steel shapes and steel forgings. There are numerous domestic and foreign sources of such steel and most other materials used by the Registrant.

         The Registrant currently has approximately 16,300 employees, of which approximately 15,000 are production employees and 1,300 are administrative, sales, supervisory and office employees.

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

         Recent Developments. Information concerning the Registrant's business acquisitions are included in the Registrant's 1996 Annual Report to Stockholders under the heading "Business Acquisitions," (pages 23 through 24) and such section is incorporated herein by reference.


         On June 25, 1996, the Board of Directors of the Registrant approved an initial public offering of one hundred percent (100%) of the common stock of a newly incorporated company which will acquire the assets and liabilities of a portion of the Registrant's Marine Products segment. The newly formed company will engage in the business of constructing and repairing ocean-going marine vessels. Completion of the offering is subject to registration of the offering with the Securities and Exchange Commission.

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

Item 2. Properties.

         The Registrant's principal executive offices are located in a ten story office building containing approximately 107,000 sq. ft. and a connected adjacent building containing approximately 66,000 sq. ft., each owned by the Registrant, in Dallas, Texas. The following table sets forth certain salient facts with respect to each of the operating plant properties owned and/or leased by the Registrant at March 31, 1996:

                   Registrant's  Uses of   Approx.
                   Interest in  Premises Bldg. Area Expiration Annual
  Plant Location     Property     (1)     (Sq Ft.)     Date    Rentals
Ackerman, MS          Fee         (e)       92,000      -        -
Ashland City, TN      Fee         (b)       92,000      -        -
Asheville, NC        Lease        (a)       94,000   06/30/99 $198,000
Beaumont, TX          Fee         (a)      431,000      -        -
Belpre, OH            Fee         (c)       42,000      -        -
Bessemer, AL          Fee         (a)    1,183,000      -        -
Brusly, LA            Fee         (b)      148,000      -        -
Butler, PA            Fee         (a)      386,000      -        -
Butler, PA           Lease        (a)       30,000   12/31/02 $ 67,000
Caruthersville, MO    Fee         (b)      266,000      -        -
Caruthersville, MO    Fee         (b)       40,000   03/01/99 $ 72,000
Cedartown, GA         Fee         (d)      143,000      -        -
Centerville, UT       Fee         (c)       63,000      -        -
Cincinnati, OH        Fee        (d,e)     203,000      -        -
Dallas, TX
 (2 plants)           Fee         (a)      447,000      -        -
Denton, TX            Fee         (a)      117,000      -        -
Elizabethtown, KY     Fee         (c)       40,000      -        -
Elkhart, IN           Fee         (e)      108,000      -        -
Enid, OK              Fee         (e)       73,000      -        -
Flat Rock, NC        Lease        (a)        8,000   01/31/98 $ 64,000
Ft. Worth, TX
 (6 plants)           Fee       (a,c,d)    650,000      -        -
Girard, OH
 (2 plants)           Fee         (c)      326,000      -        -
Greenville, PA        Fee         (a)      752,000      -        -
Gulfport, MS          Fee         (b)      438,000      -        -
Harvey, LA           Lease        (b)       34,000   03/26/01 $ 86,000
Houston, TX
 (3 plants)           Fee       (b,c,d)    587,000      -        -
Huehuetoca, MX        Fee        (a,d)     264,000      -        -
Johnstown, PA         Fee         (a)      148,000      -        -
Lima, OH              Fee         (c)       72,000      -        -
Lockport, LA          Fee         (b)       43,000      -        -
Longview, TX
 (4 plants)           Fee        (a,d)     631,000      -        -
Longview, TX         Lease        (a)       57,000   10/31/00 $ 35,000
Madisonville, LA      Fee         (b)      137,000      -        -
McKees Rocks, PA      Fee         (a)      462,000      -        -
Monclova, MX          Fee        (a,d)      81,000      -        -
Montgomery, AL        Fee         (c)      310,000      -        -
Moss Point, MS
 (2 plants)           Fee         (b)       73,000      -        -
Mt. Orab, OH          Fee         (a)      183,000      -        -
Nashville, TN         Fee         (b)      261,000      -        -
Navasota, TX          Fee         (e)      170,000      -        -
New Orleans, LA      Lease (2)    (b)      254,000   12/31/16 $ 42,000
New Orleans, LA      Lease        (b)       94,000   12/31/16 $ 53,000
Oklahoma City, OK     Fee        (a,d)     260,000      -        -
Orange, TX            Fee         (d)      735,000      -        -
Paducah, KY           Fee         (b)       49,000      -        -
Panama City, FL       Fee         (b)       41,000      -        -
Paris, TN             Fee         (a)       21,000      -        -
Pascagoula, MS        Fee         (b)       40,000      -        -
Pine Bluff, AR        Fee         (d)       56,000      -        -
Quincy, IL            Fee         (d)       95,000      -        -
Rocky Mount, NC       Fee         (d)       53,000      -        -
Saginaw, TX
 (2 plants)           Fee         (a)      291,000      -        -
San Antonio, TX       Fee         (c)      224,000      -        -
Sand Springs, OK      Fee         (e)      184,000      -        -
Shreveport, LA       Lease       (a,d)     691,000   11/30/42 $ 12,000
Tulsa, OK             Fee        (a,d)     121,000      -        -
Vallejo, MX           Fee         (d)       54,000      -        -
Vidor, TX             Fee         (a)      126,000      -        -
West Memphis, AR      Fee         (e)       77,000      -        -

         (1) (a) Manufacture of Railcars
              (b) Manufacture of Marine Products
              (c) Manufacture of Construction Products
              (d) Manufacture of Containers
              (e) Manufacture of Metal Components

         (2)  The lease may be canceled by either party after 12/31/96.

         All machinery and equipment and the buildings occupied by the Registrant are maintained in good condition. The Registrant estimates that its plant facilities were utilized during the fiscal year at an average of approximately 70 percent of present productive capacity for railcars, 65 percent for Marine Products, 75 percent for Construction Products, 65 percent for Containers, and 80 percent for Metal Components.

Item 3.  Legal Proceedings.
          See page 28 of the Registrant's 1996
Annual Report to Stockholders which is incorporated herein by reference for a discussion of legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year
1996.
                     ___________________


                             PART II

Item 5.  Market for the Registrant's Common Stock and
         Related Stockholder Matters.

         Market for the Registrant's common stock and related stockholder matters are incorporated herein by reference from the information contained on page 3 under the caption "Corporate Profile" and on page 15 under the caption "Financial Summary" of the Registrant's 1996 Annual Report to Stockholders.


Item 6.  Selected Financial Data.

         Selected financial data is incorporated herein by reference from the information contained on page 15 under the caption "Financial
Summary" of the Registrant's 1996 Annual Report to Stockholders.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

         Management's discussion and analysis of financial condition and results of operations are incorporated herein by reference from the Registrant's 1996 Annual Report to Stockholders, pages 16 through 17.

         Other persons, who are not executive officers of the Registrant, are listed on page 30 under the caption "Division Officers" of the Annual Report to Stockholders, and such caption is hereby incorporated by reference.


Item 8.  Financial Statements and Supplementary Data.

         Financial statements of the Registrant at March 31, 1996 and 1995 and for each of the three years in the period ended March 31, 1996 and the auditor's report thereon, and the Registrant's unaudited quarterly financial data for the two year period ended March 31, 1996, are incorporated by reference from the Registrant's 1996 Annual Report to Stockholders, pages 18 through 29.


Item 9.  Disagreements on Accounting and Financial Disclosure.

         No disclosure required.


                             PART III

Item 10.  Directors and Executive Officers of the Registrant.

         Information concerning the directors and executive officers of the Registrant is incorporated herein by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on July 17, 1996, page 3, under the caption "Election of Directors".


           Executive Officers of the Registrant.*

         The following table sets forth the names and ages of all
executive officers of the Registrant, the nature of any family relationship between them, all positions and offices with the Registrant presently held by them, the year each person first became an officer and the term of each person's office:
                                                           Officer   Term
   Name(1)(2)(3)          Age      Office                   Since   Expires(4)
W. Ray Wallace            73    Chairman, President &       1958    July 1996
                                 Chief Executive Officer
Ralph A. Banks, Jr.       72    Senior Vice President       1962    July 1996
Richard G. Brown          72    Senior Vice President       1979    July 1996
John T. Sanford           44    Senior Vice President       1993    July 1996
Timothy R. Wallace        42    Director & Group            1993    July 1996
                                 Vice President
John Dane III             45    Group Vice President        1993    July 1996
Mark W. Stiles            47    Group Vice President        1993    July 1996
Jack L. Cunningham, Jr.   51    Vice President              1982    July 1996
John M. Lee               35    Vice President              1994    July 1996
R. A. Martin              61    Vice President              1974    July 1996
Tim L. Oglesby            38    Vice President              1995    July 1996
F. Dean Phelps, Jr.       52    Vice President              1979    July 1996
Joseph F. Piriano         59    Vice President              1992    July 1996
Linda S. Sickels          45    Vice President              1995    July 1996
Neil O. Shoop             52    Treasurer                   1985    July 1996
William J. Goodwin        48    Controller                  1986    July 1996
J.J. French, Jr.          65    Secretary                   1970    July 1996

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

(4) It is anticipated that all of such officers will be reelected at the Annual Meeting of the Board of Directors to be held on July 17, 1996.

Item 11.  Executive Compensation.

         Information on executive compensation is incorporated herein by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on July 17, 1996, page 6 under the caption "Executive Compensation and Other Matters".

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on July 17, 1996, page 2, under the caption "Voting
Securities and Stockholders", and page 3, under the caption "Election of Directors".

Item 13.  Certain Relationships and Related Transactions.

         Information concerning certain relationships and related transactions is incorporated herein by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on July 17, 1996, pages 3 through 4, under the caption "Election of Directors".

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

          (b)  Reports on Form 8-K

                     No Form 8-K was filed during the fourth quarter of fiscal 1996.




                                 Trinity Industries, Inc.

                  Financial Statements and Financial Statement Schedules

                         for Inclusion in Annual Report Form 10-K

                                 Year Ended March 31, 1996


                                  Trinity Industries, Inc.
                               Index to Financial Statements
                             and Financial Statement Schedules
                                       (Item 14 (a))

                                                         REFERENCE
                                                                 1996 Annual
                                                   Form           Report to
                                                   10-K         Stockholders
                                                  (Page)           (Page)
Consolidated balance sheet at
 March 31, 1996 and 1995 . . . . . . . . . .        -                  19
For each of the three years in the
  period ended March 31, 1996:
   Consolidated income statement . . . . . .        -                  18
   Consolidated statement of cash flows. . .        -                  20
   Consolidated statement of
     stockholders' equity. . . . . . . . . .        -                  21
   Notes to consolidated financial
     statements . . . . . . . . . . . . . . .       -                  21

Supplemental information:
  Supplementary unaudited quarterly data . .        -                  29

Consolidated financial statement schedule
  for each of the three years in the
  period ended March 31, 1996:
      II - Allowance for doubtful accounts .       13                   -

Other financial information:
  Weighted average interest rate on
   short-term borrowings. . . . . . . .            13                   -

         All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements, including the notes thereto.

         The consolidated financial statements and supplementary information listed in the above index which are included in the 1996 Annual Report to Stockholders are hereby incorporated by reference.


                                                               SCHEDULE II
                                Trinity Industries, Inc.
                             Allowance for Doubtful Accounts
                         Year Ended March 31, 1996, 1995 and 1994
                                     (in millions)

                                           Additions
                             Balance at    charged to    Accounts     Balance
                             beginning     costs and      charged      at end
                               of year     expenses          off      of year
Year Ended March 31, 1996    $  0.8         $  0.8          $0.5       $ 1.1

Year Ended March 31, 1995    $  1.0         $  0.3          $0.5       $ 0.8

Year Ended March 31, 1994    $  1.2         $  0.3          $0.5       $ 1.0



                            ___________________________

                                 Trinity Industries, Inc.
                                Other Financial Information
                                   Short-Term Borrowings

The weighted average interest rate on short-term borrowings outstanding as of March 31, 1996, 1995, and 1994 is 6.04%,
5.28%, and 3.57%, respectively.

                          SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trinity Industries, Inc.                    By /s/ F. Dean Phelps, Jr.
Registrant                                  F. Dean Phelps, Jr.
                                            Vice President
                                            June 26, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:


Directors:                                  Principal Executive Officer:
/s/ David W. Biegler                        /s/ W. Ray Wallace
David W. Biegler                            W. Ray Wallace
Director                                    President and Chairman
June 26, 1996                               June 26, 1996

/s/ Barry J. Galt
Barry J. Galt                               Principal Financial Officer:
Director                                    /s/ John T. Sanford
June 26, 1996                               John T. Sanford
                                            Senior Vice President
/s/ Clifford J. Grum                        June 26, 1996
Clifford J. Grum
Director
June 26, 1996                               Principal Accounting Officer:
                                            /s/ F. Dean Phelps, Jr.
/s/ Dean P. Guerin                          F. Dean Phelps, Jr.
Dean P. Guerin                              Vice President
Director                                    June 26, 1996
June 26, 1996

/s/ Jess T. Hay
Jess T. Hay
Director
June 26, 1996

/s/ Edmund M. Hoffman
Edmund M. Hoffman
Director
June 26, 1996

/s/ Ray J. Pulley
Ray J. Pulley
Director
June 26, 1996

/s/ Timothy R. Wallace
Timothy R. Wallace
Director
June 26, 1996

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

(10.5)   Directors' Retirement Plan adopted December 11, 1986
         ( incorporated by reference to Exhibit 10.6 to Form
         10-K filed June 14, 1990).                                  *

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

(13)     Annual Report to Stockholders.                             *

(21)     Listing of subsidiaries of the Registrant.                17

(23)     Consent of Independent Auditors.                          12

(27)     Financial Data Schedules.

(99.1) Annual Report on Form 11-K for employee stock purchase, savings and similar plans filed pursuant to Rule 15d-21.


EXHIBIT 13

Corporate Profile

Trinity Industries, Inc. is a leading manufacturer of a variety of products with manufacturing and fabrication operations in six business segments: Railcars, Marine Products, Construction Products, pressure and non-pressure Containers, Metal Components, and Leasing. The Company, headquartered in Dallas, Texas, has seventy-five facilities containing more than thirteen million square feet of manufacturing space in eighteen states and in Mexico. The Company also operates more than eighty ready-mix concrete and aggregate locations in Texas and Louisiana.

The Company has a continuing strategy of growth through internal expansion and strategic acquisitions within its established business segments.

Trinity's stockholders of record numbered more than 2,500 at March 31, 1996. The Company's common stock is traded on the New
York Stock Exchange under the symbol TRN.


Highlights
(in millions except per share data)
                                                    Year Ended March 31
                                                1996        1995      1994

Revenues. . . . . . . . . . . . . . . .      $2,496.0     2,314.9    1,784.9
Income before cumulative effect of change
 in accounting for income taxes . . . .      $  113.8        89.1       68.3
Cumulative effect of change in
 accounting for income taxes. . . . . .           -           -          7.9

Net income. . . . . . . . . . . . . . .      $  113.8        89.1       76.2

Income per common and common equivalent
 share before cumulative effect of
 change in accounting for income taxes.      $   2.72        2.20       1.69
Cumulative effect of change in
 accounting for income taxes. . . . . .           -           -         0.20

Net income per common and common
 equivalent share . . . . . . . . . . .      $   2.72        2.20       1.89

Cash dividends per share. . . . . . . .      $   0.68        0.68       0.64
Stockholders' equity. . . . . . . . . .      $  746.0       641.2      570.5


Total assets:
  Excluding Leasing Subsidiary. . . . .      $1,159.6     1,121.8      959.5
  Leasing Subsidiary. . . . . . . . . .      $  296.2       298.2      347.3
                                             $1,455.8     1,420.0    1,306.8


Capital expenditures (net of business acquisitions):
  Excluding Leasing Subsidiary. . . . .      $   46.9        64.7        45.2
  Leasing Subsidiary. . . . . . . . . .      $   86.1        28.7        37.6
                                             $  133.0        93.4        82.8

To Our Stockholders

     By any measure, fiscal 1996 was a very significant year.
We are proud to have, once again, achieved record revenues and net income. Trinity is positioned to take advantage of opportunities as they arise, and these opportunities continue to grow. Our primary challenge over the past year has been to find and train qualified employees to accommodate our growth. Additional qualified personnel will continue to be a significant challenge in the year ahead.

     In the twelve month period ended March 31, 1996, net income increased 28% over the prior fiscal year, to a record $113.8 million, or $2.72 per share. Revenues increased 8% over fiscal 1995 to a record $2.5 billion.

     Overall, we are seeing our business segments continue to marshal their forces and focus their efforts on some very significant opportunities.
It is gratifying to see these segments in which we have invested a considerable amount of time, energy, and resources begin to assume the market positions that we had envisioned several years ago.

     Our Marine Products segment has taken a major leap forward over the past year. Replacement cycles are creating more demand for various types of vessels. We are seeing particularly good demand for inland hopper barges. Our nation's grain storage is at its lowest level in several decades, creating a need for additional crops and higher yields to meet the escalating export demands. This translates into increasing volumes of both grain and fertilizer shipments. Coal shipments account for a significant percentage of barge use as well. Barge traffic on our rivers remains very strong, and with frequent use and aging, comes the need for replacement.

     Boats and ships used for oceanographic research, offshore work, patrol, and recreation are an important part of our Marine Products segment. We have signed a contract for a large supply vessel, and if energy demands remain steady and exploration and drilling continue to move farther and farther offshore, we should see an increased need for newer and larger offshore supply boats within the next twenty-four months.

     The replacement cycle continues to play a vital role in our Railcars segment and is strongly correlated to the advancing age of the total railcar fleet. Railcar retirements and scrappings should continue to create a healthy demand for our products. As our economy continues to expand, we expect to see a growing volume of rail traffic.

  Good opportunities exist as railroads upgrade their equipment, more private shippers acquire their own railcar fleets, and the demand for specialized railcars increases. All of this bodes well for Trinity. We continue to meet market needs by developing new products and improving our methods for producing railcars and parts.

  Our Construction Products segment has experienced good growth in revenues and income over the past year, fueled primarily in two areas - highway safety products and ready-mix concrete and related materials. In addition to producing a quality guardrail products, Trinity is playing a leading role in safer highway barrier end treatments. Our impact-absorbing highway safety barriers are rapidly replacing barriers that do not meet the new safety standards that will take effect in 1998. Trinity's ready-mix concrete and aggregates business is enjoying growth in its governmental, residential, and commercial markets.

  Our Metal Components segment continues to post record financial results. The intensifying worldwide demand for energy and petrochemical products points to continuing strong demand for Trinity's fittings, flanges and heads, and continuing strong financial performance in this segment. Our Containers segment is profitable and growing, reflecting the expanding needs of residential, commercial, and industrial users of liquefied petroleum gas. We expect this trend to continue. Leasing remains a profitable marketing tool for Trinity, adding to our flexibility, while improving our ability to serve the customer.

  Overall, our diverse but compatible business segments create unique opportunities for our Company, enhancing our customer service and marketing efforts, while often providing the competitive edge. Our seasoned product managers have learned to draw upon these integrated resources, using them to Trinity's advantage in the marketplace.

  We are realizing benefits from our acquisition of Trinity Industries de Mexico (formerly Grupo Tatsa) in the first quarter of fiscal 1996. Trinity Industries de Mexico, headquartered in Mexico City, produces a variety of fabricated steel products for use in the United States and Mexico, while affording Trinity a more competitive position in the growing South American market. As we become increasingly global in our operations, we benefit from NAFTA, from the new markets, and from healthy competition.

  As we grow, we continue to place priority on quality products, excellent service, well-trained employees, and competitive prices. Our QuEST Total Quality Management program serves us well and has expanded significantly since its initiation in the late eighties.
In fact, as a result of the innovation and enthusiasm with which our employees have responded to this program, several major companies have recognized Trinity for our quality and service excellence.
We use our bilingual, computer-assisted training program to successfully teach both job skills and safety procedures. This program, coupled with intensive on-the-job training, helps our employees master specific tasks and become skilled at their professions. We also are increasing the use of computers and robotics in our manufacturing processes.

  Today, we find ourselves in a very dynamic environment where change is the only constant. New products are continually being created and improved. Global markets are opening and expanding, and technology is rapidly advancing. Trinity is in an excellent position to take advantage of the opportunities that change presents.

  The past year brought additional talent to our Board of Directors. Clifford J. Grum, chairman and chief executive officer of Temple-Inland, Inc., became a Trinity director. His leadership and expertise will certainly be an asset to Trinity.

  In summary, the past year has been good for Trinity, and we look forward to even better days ahead. We are grateful to those whose loyalty and dedication have made our success possible - our employees, customers, suppliers, and stockholders. We will strive to earn your continued confidence.

W. Ray Wallace
Chairman, President and Chief Executive Officer

  Railcars

  Trinity is one of North America's largest manufacturers of quality tank and freight railcars and related parts. Trinity's tank cars transport a broad spectrum of products, such as chemicals, petroleum products and liquid food products. Our full range of freight cars transport bulk products and commodities, such as coal, cement and other minerals, grain, plastic resins, lumber, and intermodal containers and trailers. Our principal customers include railroads, leasing companies, and private shippers across a sweeping range of North American industries.

  In fiscal 1996, Railcars segment operating profit increased 34% over fiscal 1995, to a record $118.8 million. Revenues increased 8% over fiscal 1995, to a record $1.3 billion.

  We develop, build, rebuild, and repair railcars, and also provide parts for our broad mix of customers. Driven by the ongoing need to replace their aging rolling stock and by the positive economics of employing larger and lighter-weight railcars, our customers continue to rely on Trinity to meet their healthy demand for railcars. Based on our outlook for a stable, slow-growth economy and continuing strong exports, we anticipate continued vigorous product demand.

  We are constantly seeking ways to improve our manufacturing processes, to make our products even better, and to develop new products that meet our customers ever-changing needs. We actively engage in constant dialogue with our customers, jointly exploring the factors that affect their businesses and future equipment demands. Trinity employs sophisticated, computer-based training techniques for our railcar production teams. This training spans all areas of production from quality training and compliance to job skills development to fabrication process training and certification. Our engineers use state-of-the-art computer systems to aid them in developing reliable railcars, using quality materials, to meet our customers requirements. Trinity's
Total Quality Management program, QuEST, encourages and empowers all Trinity employees to actively participate in improving product quality and enhancing efficient, low-cost production. Systemwide, key manufacturing personnel form cross-functional teams, coming together to assess and evaluate our manufacturing processes, address quality goals and customer satisfaction, and develop effective cost standards--all with an eye toward Trinity's bottom line results.

  We have earned our reputation by keeping our costs low, putting our customers first, and knowing our business well. We are optimistic about the future for our railcar business. By continuing to follow these guiding principles, we will maintain our position as North America's leading railcar manufacturer.

  Marine Products

  Trinity is one of the largest builders of small to mid-size boats, ships, and barges. Our vessels are used around the world by a vast number of governmental, commercial, and individual customers.
Trinity-made vessels ply the seas and waterways delivering cargoes, transporting passengers, and maintaining peace -- all vital to world commerce. Trinity is one of North America s foremost makers of hopper and tank barges. And historically, Trinity is North America's leading maker of offshore supply boats and crew boats that service the oil and gas industry. In addition, Trinity builds a variety of tug boats, tow and push boats, fishing boats, fire and rescue boats, container ships, excursion boats, and luxury yachts. Governments around the world rely on Trinity to build their fleets of hydrographic and oceanographic research ships, ocean surveillance ships, landing craft, and high speed patrol vessels. Our marine engineering and architectural capabilities enable us to develop and build optimum vessels to meet our customers requirements.

  In fiscal 1996, Trinity made substantial investments in expanding our production capacity-investments that should generate increasing benefits beginning in fiscal 1997. We committed significant capital to acquiring additional shipyards and to making our existing shipyards more efficient. We acquired and installed additional production equipment and expanded our ship repair and conversion facilities. We embarked on an aggressive program to hire and train skilled, quality workers. All of this was done to insure that Trinity continues to meet the future needs of our customers throughout the world.

  In fiscal 1996, Marine Products operating profit was $22.0 million on revenues of $421.4 million. This compares to operating profit of $30.3 million on revenues of $369.7 million in fiscal 1995. Results for fiscal 1996 were affected by the acquisitions and expansions discussed above. Results for fiscal 1995 reflected profits totaling approximately
$6.7 million from the sale of Trinity's inventory of hopper barges previously held for lease.

  We are now experiencing a replacement cycle that is pushing ever-higher the demand for barges of many types. Aging vessels and expanding volumes of grain and coal exports are continuing to create strong demand for Trinity s hopper barges. Further, recent environmental legislation requires the gradual phase-in of double-skin fuel tanker barges as replacements for the single-hull types. We expect these trends to endure for some time, producing excellent and growing demand for Trinity's barges.

  We also foresee a similar replacement building trend developing for Trinity's offshore supply boat products.

  Construction Products

  Trinity offers a diverse array of construction products, including highway guardrail and safety barriers, ready-mix concrete and related materials, custom roll-formed shapes for railcars, barges, trailers and other uses, structural components for highway and railroad bridges, and special products, such as airport equipment and dump bodies for mining vehicles. Our products are used nationwide by commercial, industrial, governmental and utility customers.

  In fiscal 1996, Construction Products operating profit increased 22% over fiscal 1995, to a record $43.4 million.
Revenues increased 7% over fiscal 1995, to a record $380.6 million.

  Trinity is one of the nation s largest manufacturers of highway guardrail and safety end treatments. Trinity's guardrail is used across North America to help protect the lives of the millions who travel our streets and highways. Our safety barriers reduce fatalities and increase the safety of these roadways by efficiently absorbing the energy generated by high-speed vehicle impacts. Recent legislation, providing funding for highway construction and maintenance of the newly-designated National Highway System, points to growth in construction and increased demand for Trinity's highway guardrail and safety products.

  The other anchor of Trinity's Construction Products segment is our ready-mix concrete and materials business. Our wholly-owned subsidiary, Transit Mix Concrete & Materials Company, is a leading producer of ready-mix concrete in the markets we serve. We continue to be a key supplier of concrete for the rapidly growing highway, residential, commercial, industrial, and municipal construction now taking place in our markets. We anticipate this strong growth in construction to continue for some time, providing significant opportunities for Trinity.

  Trinity also mines and supplies a variety of aggregate materials. Through our wholly-owned subsidiary, Trinity Materials, Inc., we operate a number of mining sites across Texas and in Louisiana.
We supply our products to a wide range of contractors, to builders of the highway transportation infrastructure, and to other Trinity subsidiaries. Because wasted time is wasted money, Trinity is dedicated to superior service and maintaining state-of-the-art equipment. This insures timely delivery of products to our customers when they need them. We foresee excellent growth opportunities for Trinity's ready-mix concrete and materials business.

Containers

  Trinity manufactures a range of transportation and storage tanks, custom heavy pressure vessels, and other heavy welded products.
Our products are used extensively in the transportation and storage of liquefied petroleum gases (LPG) and other liquid and dry products. Trinity's custom products include large, fabricated and machined gas turbine weldments, refinery and chemical reactors, industrial silencers, heat recovery systems, and seawater evaporators. Trinity's products are manufactured from a variety of materials, including carbon and stainless steel, alloy, and aluminum.

  In fiscal 1996, Containers operating profit increased 26%
over fiscal 1995, to $12.2 million. Revenues increased to $174.3 million in fiscal 1996, up from $169.7 million in fiscal 1995.

  Trinity markets transportation and storage containers directly to LPG dealers, distributors, and contractors around the world.
A core business for decades, our LPG containers are commonly used in a variety of residential markets. We also market an assortment of containers to commercial users and large industrial companies. Trinity's acquisition of Grupo TATSA, now known as Trinity Industries de Mexico, bolsters our production capability and flexibility and provides important inroads into new Latin American markets.

  Throughout our history, Trinity's experienced people have given continuous attention to improving our low-cost production methods. This focus continues today. We constantly seek new opportunities to reengineer our manufacturing processes to increase efficiency and reduce production time, while improving the product quality and integrity that is the hallmark of Trinity. These business approaches, combined with our commitment to identify and vigorously penetrate new markets, both domestic and foreign, provide excellent growth opportunities for Trinity's Containers segment.

Metal Components

  Trinity is one of the nation's leading producers of weld fittings, flanges, and container heads. Capitalizing on the acknowledged quality and dependability of our Hackney and Flo-Bend brands, Trinity manufactures and markets a wide range of weld fittings, including elbows, return bends, concentric and eccentric reducers, and full and reducing outlet tees. Trinity's broad offering of forged flanges include standard weldnecks, slip-ons, and blind flanges as well as specialty flanges.
Our fittings and flanges are manufactured from carbon and stainless steel, chrome-moly, and other grades of material. Trinity also produces container heads from a wide variety of metals, such as carbon and stainless steel, nickel-base alloys, and titanium. We employ both hot and cold forming processes for our metal component products to help insure low-cost production, maximum efficiency, and product quality.

  In fiscal 1996, the Metal Components segment's operating profit increased 56% over fiscal 1995, to a record $23.2 million. Revenues increased 24% over fiscal 1995, to a record $131.1 million.

  Trinity's fittings, flanges, and container heads are used extensively in the energy, chemical, and beverage industries, as well as in other processing industries requiring piping and storage systems. We market our growing range of fitting and flange products to distributors that service these industries, and we market our container heads directly to vessel manufacturers.

  During fiscal 1996, we expanded our production capacity by adding upgraded manufacturing equipment. As a result, Trinity, now more than ever, is positioned to provide superior products and services to our customers. Trinity's Fitting and Flange Group is ISO 9002 (International Organization for Standardization) registered, recognizing our ability to meet international standards for consistency in product quality, manufacturing processes, and controls. Our continuing investment in operations demonstrates Trinity's commitment to our business and to our customers.

  As the world moves toward a more globalized economy, Trinity will pursue ever-expanding international marketing opportunities for the Metal Components segment. In particular, we foresee dramatic growth in worldwide energy consumption, leading to increased demand for petrochemical transport and storage. Trinity is ideally positioned to satisfy the storage and delivery demands created by a changing world.

  Leasing

  Trinity's wholly-owned leasing subsidiary,
Trinity Industries Leasing Company (TILC), offers our customers a viable alternative to railcar purchasing. We use TILC as a marketing tool to complement our railcar sales activities, thus broadening our penetration of the railcar market.

  In fiscal 1996, the Leasing segment's operating profit was $23.4 million, on revenues of $135.4 million. This compares to operating profit of $23.6 million, on revenues of $156.9 million in fiscal 1995.

  Because of the consolidation of TILC under Statement of Financial Accounting Standards Number 94 (see Summary of Significant
Accounting Policies and Leasing notes in Notes to Consolidated Financial Statements), intercompany interest income, aggregating $11.2 million, is eliminated from Trinity's consolidated financial statements.

Financial Summary

(in millions except for percent and per share data)
                                                         Year Ended March 31
                                         1996        1995        1994        1993        1992
Revenues . . . . . . . . . . . . . . . $2,496.0     2,314.9     1,784.9     1,540.0     1,273.3
Operating profit . . . . . . . . . . . $  201.2       157.5       116.6        74.6        43.4
Interest expense, net
 (excluding Leasing Subsidiary). . . . $   14.8        11.4         4.0         3.3         6.4
Income before income taxes and
 cumulative effect of change in
 accounting for income taxes . . . . . $  186.3       147.5       114.2        72.1        39.7

Provision for income taxes . . . . . . $   72.5        58.4        45.9        27.1        15.4
Effective tax rate . . . . . . . . . . %   38.9        39.6        40.2        37.6        38.8

Income before cumulative effect of
 change in accounting
 for income taxes. . . . . . . . . . . $  113.8        89.1        68.3        45.0        24.3
Cumulative effect as of April 1, 1993
 of change in accounting
 for income taxes. . . . . . . . . . . $    -           -           7.9         -           -
Net income . . . . . . . . . . . . . . $  113.8        89.1        76.2        45.0        24.3
Total assets . . . . . . . . . . . . . $1,455.8     1,420.0     1,306.8     1,089.1     1,021.2
Long-term debt . . . . . . . . . . . . $  206.4       242.9       277.9       293.2       357.3
Stockholders' equity . . . . . . . . . $  746.0       641.2       570.5       507.3       379.0

Stock data: <F1>
  Weighted average number of
   common and common equivalent
   shares outstanding. . . . . . . . .     41.9        40.5        40.3        35.4        34.2
  Income per common and common
   equivalent share before
   cumulative effect of change
   in accounting for income taxes. . . $   2.72        2.20        1.69        1.27        0.71
  Cumulative effect of change in
   accounting for income taxes . . . . $    -           -          0.20         -           -
  Net income per common and
   common equivalent share . . . . . . $   2.72        2.20        1.89        1.27        0.71
  Dividends per share <F2> . . . . . . $   0.68        0.68        0.64        0.53        0.53
  Stock closing price range:
   First quarter . . . . . . . . . . . $ 40 1/4-     39 3/4-     35 1/2-     22 1/2-     19 3/8-
                                         32          33 7/8      29 5/8      18          16 1/8
   Second quarter. . . . . . . . . . . $ 36 1/8-     35 1/4-     38 1/4-     22-         19 1/8-
                                         30 7/8      31          32 1/2      19 7/8      15 7/8
   Third quarter . . . . . . . . . . . $ 32 1/2-     35 3/8-     43 7/8-     26 1/2-     20 7/8-
                                         28 1/4      30 1/2      34 3/4      20 5/8      16 1/2
   Fourth quarter. . . . . . . . . . . $ 35 3/4-     37 3/8-     47 3/8-     29 7/8-     21 1/8-
                                         31 1/8      31 3/4      37 1/2      25 1/8      17 1/8

Book value per share . . . . . . . . . $  17.93       15.95       14.37       12.95       11.13


<F1> On August 31, 1993, the Company distributed a three-for-two stock split in the form of a stock dividend. Accordingly, in the above table and throughout this report for all prior fiscal years, share and per share information, except for common stock outstanding in the Consolidated Statement of Stockholders' Equity, has been restated to give effect to the stock split.

<F2> In fiscal 1994, dividends per share were restated to $0.13 in the first quarter and then increased to $0.17 for the last three quarters.

Management Discussion of Operations and Financial Condition

Operations

    Record revenues of $2.5 billion were recorded for the fiscal year ended March 31, 1996, an increase of $181.1 million compared to fiscal 1995. The Company experienced increased demand in the Railcars, Marine Products, Construction Products, and Metal Components segments. Revenues recorded by the Containers segment remained comparable to the previous fiscal year. Leasing segment revenues declined in comparison to the previous fiscal year's results. The Railcars and Marine Products segments continue to benefit from the ongoing replacement cycle. The Construction Products segment continues to be favorably affected by additional business acquisitions of certain ready-mix concrete operations
(see Business Acquisitions in Notes to Consolidated Financial Statements) and by continued federal and state government focus on improving the transportation infrastructure. The Metal Components segment has benefitted from improved market conditions. Total operating profit increased from $157.5 million in fiscal 1995 to $201.2 million in fiscal 1996 due primarily to higher operating profit recorded in the Railcars, Construction Products, Containers, and Metal Components segments, partially offset by slightly lower operating profit recorded in the Marine Products segments.

    Continuing a trend started in fiscal 1993, revenues and operating profit in the Railcars segment increased in fiscal 1996 compared to the previous fiscal year as a result of continued replacement demand and expansion of railroad traffic. During fiscal 1996, as expected, orders returned to levels more indicative of long-term demand and it is anticipated that this demand will continue in the next fiscal year. Trinity continues to be active in the railcar market with a variety of car types including coal, grain, plastic pellet, cement, and a variety of tank railcars.

    Revenues increased in the Marine Products segment as the replacement cycle for barges and marine vessels continues to intensify. Operating profit, compared to the previous fiscal year, declined as the Marine segment hired personnel and geared up production facilities that had been closed in the past. Prior year results presented profits of $6.7 million from the sale of hopper barges previously held for lease. Strategic acquisitions (see Business
Acquisitions in Notes to Consolidated Financial Statements), continued improvements made to existing capacity, and increased interest by domestic and foreign buyers in offshore supply boats and small container ships has positioned this segment for future growth.

    The Construction Products segment has expanded its highway guardrail and road barrier products and expanded its ready-mix concrete and aggregate business. Improvements in operating results are reflective of increased efficiencies gained from integrating operations from past acquisitions and recent funding increases for improvements to the nation's highway systems.
The strong outlook for commercial, residential, and municipal construction in these markets is expected to continue.


    Industry demand for products in the Metal Components segment has risen in the current fiscal year. General improvement in the economy has generated some expansion in the industries served by this segment. The Containers segment has benefitted primarily from the general improvement in the economy. Leasing segment's revenues declined in fiscal 1996 due to the sale of selected equipment.

    Record revenues of $2.3 billion were recorded for the fiscal year ended March 31, 1995, an increase of $530.0 million compared to fiscal 1994. The Company experienced increases in demand in all of its six major business segments, with the Railcars segment contributing the most significant increase. Railcars, the Company's largest segment, enjoyed the benefit of a better market for its railcars and railcar related products.

    The Construction Products segment's revenues continue to be favorably affected by additional business acquisitions of certain ready-mix concrete operations. (See Business Acquisitions in the Notes to Consolidated Financial Statements.) The Marine Products, Containers and Metal Components segments experienced expanding markets. Total operating profit increased from $116.6 million in fiscal 1994 to $157.5 million in fiscal 1995 due primarily to higher operating profit recorded in the Railcars, Marine Products, Metal Components, and Leasing segments, partially offset by slightly lower operating profit recorded in the Containers segment. A valuation reserve was established for approximately $8.0 million for certain real property which was determined to be in excess of that required for future business operations.

    Expanding on a trend which began in fiscal 1993, production and deliveries in the Railcars segment again increased in fiscal 1995. Operating profit as a percentage of revenues increased in fiscal 1995 compared to the previous fiscal year as greater efficiencies were achieved as a result of ongoing participation in quality assurance programs established in previous years. Trinity continues to be active in the railcar market with a variety of car types including coal, grain, plastic pellet, cement, intermodal, and a variety of tank railcars. Increased revenues and operating profit in fiscal 1995 are primarily the result of replacement demand and fundamental economic expansion of railroad traffic.

    In the Marine Products segment, demand for the segment's products, marine vessels and barges, continued to increase.
The inland river hopper barge product line is generally benefitted by large grain crops.

    The Construction Products segment expanded its highway guardrail and road barrier products and expanded the ready-mix concrete and aggregate business. Acquisitions completed in fiscal 1995 were made at various times during the year.
The inclusion of a full year of these acquisitions in future years is expected to show favorable results in year-to-year comparisons.

    Continuing improvement in the chemical and petroleum industries related to the Clean Air Act and new housing starts led to improvement in the Containers segment, particularly the market for LPG tanks. Competitive markets for the Company's large pressure vessels partially offset segment operating profit. Industry demand for products in the Metal Components segment rose in the proir fiscal year. General improvement in the economy generated some expansion in the industries served by this segment. Leasing segment's operating profit was higher in fiscal 1995 due primarily to additions of new freight and tank railcars to the fleet, and the sale of selected car types, coupled with the sale of its inventory of river hopper barges previously held for lease.

    Selling, engineering and administrative expenses increased to $120.3 million in fiscal 1996 from $104.5 million in fiscal
1995 due primarily to increased personnel expenses from fiscal 1996 acquisitions and increased personnel expenses from additional hires in the Railcars and Metal Components segments. Selling, engineering and administrative expenses increased to $104.5 million in fiscal 1995 from $94.2 million in fiscal 1994 due principally to additional personnel expenses from fiscal 1995 business acquisitions and increased Railcars segment business.

    Interest expense of the Leasing Subsidiary decreased by $3.6 million in fiscal 1996 compared to fiscal 1995 and decreased by $2.6 million in fiscal 1995 compared to fiscal 1994 due primarily to the reduction of equipment trust series long-term debt through scheduled debt payments and disposition of certain assets.

    Retirement plans expense increased to $13.4 million in fiscal 1996 from $12.1 million in fiscal 1995 due primarily to increases in personnel from fiscal 1996 business acquisitions. Retirement plans expense increased to $12.1 million in fiscal 1995 from $9.2 million in fiscal 1994. The increase is due primarily to increases in personnel in fiscal 1995 business acquisitions.

    Net interest expense of $14.8 million in fiscal 1996 increased as compared to $11.4 million in fiscal 1995 due primarily to the usage of short-term debt to finance business acquisitions and capital
expenditures.   Net interest expense of $11.4 million in fiscal 1995
increased as compared to $4.0 million in fiscal 1994 primarily due to the increase in the usage of short-term debt for capital expenditures and to finance business acquisitions.

    The provision for income taxes in fiscal 1996, expressed as a percent of income before income taxes is a 38.9 percent rate as compared to a 39.6 percent rate in fiscal 1995 and a 40.2 percent rate in fiscal 1994.

    In February, 1992, the Financial Accounting Standards Board issued SFAS No. 109, "Accounting for Income Taxes." The Company was required to adopt SFAS No. 109 in fiscal 1994 and change from the deferred to the liability method of computing income tax. The Company recognized the cumulative effect of the change in method as of April 1, 1993 resulting in an increase to net income of $7.9 million. (See Income Taxes in Notes to the Consolidated
Financial Statements.)

Liquidity and Financial Resources

   During fiscal 1996, internally generated funds and short-term borrowing were used to support capital expenditures and payments for business acquisitions. Capital expenditures, excluding Leasing Subsidiary, for fiscal 1996 were $46.9 million. Capital expenditures projected for fiscal 1997 are approximately $40.0 million. Payments for acquisitions in fiscal 1996, net of cash acquired, totalled $28.6 million. Future operating requirements are expected to be financed principally with net cash flows from operations. Internally generated funds, short-term and long-term debt will continue to be used to finance business acquisitions. Additions to TILC's railcar fleet are anticipated to be financed through internally generated funds, the issuance of equipment trust certificates, or similar debt instruments.

   The percentages of long-term debt and stockholders' equity to total capital (long-term debt and stockholders' equity) of $952.4 million (of which Leasing Subsidiary's long-term debt is $168.8 million) were 21.7 percent (of which Leasing Subsidiary's long-term debt is 17.7 percent of total capital) and 78.3 percent, respectively.

Inflation

   Changes in price levels did not significantly affect the Company's operations in fiscal 1996, 1995 or 1994.

Consolidated Income Statement
 (in millions except per share data)
                                                      Year Ended March 31

                                                   1996      1995      1994

Revenues. . . . . . . . . . . . . . . . . . . .  $2,496.0  $2,314.9  $1,784.9

Operating costs:
 Cost of revenues . . . . . . . . . . . . . . .   2,143.6   2,019.7   1,541.2
 Selling, engineering and administrative
   expenses . . . . . . . . . . . . . . . . . .     120.3     104.5      94.2
 Interest expense of Leasing Subsidiary . . . .      17.5      21.1      23.7
 Retirement plans expense . . . . . . . . . . .      13.4      12.1       9.2
                                                  2,294.8   2,157.4   1,668.3
Operating profit. . . . . . . . . . . . . . . .     201.2     157.5     116.6

Other (income) expenses:
 Interest income. . . . . . . . . . . . . . . .      (1.8)     (0.8)     (1.6)
 Interest expense - excluding Leasing
   Subsidiary . . . . . . . . . . . . . . . . .      16.6      12.2       5.6
 Other, net . . . . . . . . . . . . . . . . . .       0.1      (1.4)     (1.6)
                                                     14.9      10.0       2.4
Income before income taxes and cumulative effect
 of change in accounting for income taxes . . .     186.3     147.5     114.2
Provision (benefit) for income taxes:
 Current. . . . . . . . . . . . . . . . . . . .      92.7      87.6      45.1
 Deferred . . . . . . . . . . . . . . . . . . .     (20.2)    (29.2)     (1.3)
   Effect of statutory rate increase. . . . . .       -         -         2.1
                                                     72.5      58.4      45.9
Income before cumulative effect of change in
 accounting for income taxes. . . . . . . . . .     113.8      89.1      68.3
Cumulative effect as of April 1, 1993 of change
 in accounting for income taxes . . . . . . . .       -         -         7.9
Net income. . . . . . . . . . . . . . . . . . .  $  113.8  $   89.1  $   76.2

Income per common and common equivalent share
 before cumulative effect of change in
 accounting for income taxes. . . . . . . . . .  $   2.72  $   2.20  $   1.69
Cumulative effect of change in accounting for
 income taxes . . . . . . . . . . . . . . . . .       -         -        0.20
Net income per common and common equivalent
 share. . . . . . . . . . . . . . . . . . . . .  $   2.72  $   2.20  $   1.89
Weighted average number of common and common
  equivalent shares outstanding . . . . . . . .      41.9      40.5      40.3


See accompanying notes to consolidated financial statements.

Consolidated Balance Sheet
                                                              March 31
(in millions except per share data)                       1996       1995

Assets
Cash and cash equivalents. . . . . . . . . . . . . .    $   15.4   $   15.3
Receivables. . . . . . . . . . . . . . . . . . . . .       293.5      270.3
Inventories. . . . . . . . . . . . . . . . . . . . .       403.7      395.0
Property, plant and equipment, at cost:
 Excluding Leasing Subsidiary. . . . . . . . . . . .       745.3      701.4
 Leasing Subsidiary. . . . . . . . . . . . . . . . .       353.7      387.3
Less accumulated depreciation:
 Excluding Leasing Subsidiary. . . . . . . . . . . .      (336.5)    (306.2)
 Leasing Subsidiary. . . . . . . . . . . . . . . . .       (70.2)     (95.4)
Other assets . . . . . . . . . . . . . . . . . . . .        50.9       52.3
                                                        $1,455.8   $1,420.0

Liabilities and Stockholders' Equity
Short-term debt. . . . . . . . . . . . . . . . . . .    $  216.0   $  220.0
Accounts payable and accrued liabilities . . . . . .       222.9      245.5
Billings in excess of cost and related earnings. . .        19.2       12.0
Long-term debt:
 Excluding Leasing Subsidiary. . . . . . . . . . . .        37.6       37.7
 Leasing Subsidiary. . . . . . . . . . . . . . . . .       168.8      205.2
Deferred income taxes. . . . . . . . . . . . . . . .        30.2       44.9
Other liabilities. . . . . . . . . . . . . . . . . .        15.1       13.5
                                                           709.8      778.8


Stockholders' equity: (shares in millions)
 Common stock - par value $1 per share;
  authorized - 100.0 shares; shares issued and
  outstanding in 1996 - 41.6; in 1995 - 40.2 . . . .        41.6       40.2
 Capital in excess of par value. . . . . . . . . . .       239.6      221.7
 Retained earnings . . . . . . . . . . . . . . . . .       464.8      379.3
                                                           746.0      641.2
                                                        $1,455.8   $1,420.0

See accompanying notes to consolidated financial statements.

Consolidated Statement of Cash Flows
(in millions)
                                                       Year Ended March 31
                                                       1996    1995    1994
Cash flows from operating activities:
 Net income. . . . . . . . . . . . . . . . . . . . .  $113.8  $ 89.1  $ 76.2
 Adjustments to reconcile net income to net cash
  provided (required) by operating activities:
   Depreciation:
    Excluding Leasing Subsidiary . . . . . . . . . .    57.8    38.4    36.2
    Leasing Subsidiary . . . . . . . . . . . . . . .    18.1    20.2    20.6
   Deferred benefit for income taxes . . . . . . . .   (20.2)  (29.2)   (1.3)
   (Gain) loss on sale of property, plant
    and equipment. . . . . . . . . . . . . . . . . .     3.1    (0.7)   (0.2)
   Cumulative effect of change in accounting for
    income taxes . . . . . . . . . . . . . . . . . .     -       -      (7.9)
   Effect of statutory tax rate increase . . . . . .     -       -       2.1
   Other . . . . . . . . . . . . . . . . . . . . . .    (6.7)   (6.6)    0.1
   Change in assets and liabilities:
    (Increase) decrease in receivables . . . . . . .   (16.0)    4.6   (58.1)
    (Increase) in inventories. . . . . . . . . . . .     -     (56.1) (110.9)
    (Increase) decrease in other assets. . . . . . .     7.8   (11.3)    0.4
    Increase (decrease) in accounts payable and
   accrued liabilities . . . . . . . . . . . . . . .   (39.9)   71.4    14.0
    Increase (decrease) in billings in excess
   of cost and related earnings. . . . . . . . . . .     7.2    (0.6)  (19.4)
    Increase (decrease) in other liabilities . . . .     0.9    (4.8)    2.6
      Total adjustments. . . . . . . . . . . . . . .    12.1    25.3  (121.8)

   Net cash provided (required) by
    operating activities . . . . . . . . . . . . . .   125.9   114.4   (45.6)

Cash flows from investing activities:
 Proceeds from sale of property, plant and equipment   100.2    83.3    29.3
 Capital expenditures:
  Excluding Leasing Subsidiary . . . . . . . . . . .   (46.9)  (64.7)  (45.2)
  Leasing Subsidiary . . . . . . . . . . . . . . . .   (86.1)  (28.7)  (37.6)
 Payment for purchase of acquisitions,
  net of cash acquired . . . . . . . . . . . . . . .   (28.6)  (63.7)  (36.2)
 Cash of acquired subsidiary . . . . . . . . . . . .     1.2     2.4     0.5
   Net cash required by investing activities . . . .   (60.2)  (71.4)  (89.2)

Cash flows from financing activities:
 Issuance of common stock. . . . . . . . . . . . . .     2.9     0.9     8.9
 Net borrowings (repayments) under short-term debt .    (4.0)   28.0   177.0
 Proceeds from issuance of long-term debt. . . . . .     7.0     -      20.0
 Payments to retire long-term debt . . . . . . . . .   (43.6)  (38.1)  (45.9)
 Dividends paid. . . . . . . . . . . . . . . . . . .   (27.9)  (27.2)  (24.0)
   Net cash provided (required) by
    financing activities . . . . . . . . . . . . . .   (65.6)  (36.4)  136.0

Net increase (decrease) in cash and
 cash equivalents. . . . . . . . . . . . . . . . . .     0.1     6.6     1.2
Cash and cash equivalents at beginning of period . .    15.3     8.7     7.5

Cash and cash equivalents at end of period . . . . .  $ 15.4  $ 15.3  $  8.7

Excluding Leasing Subsidiary, interest paid in fiscal 1996, 1995, and 1994 was $17.9, $11.4, and $5.0, respectively. Leasing Subsidiary's interest paid in fiscal 1996, 1995, and 1994 was $18.3, $21.6, and $23.8, respectively.

See accompanying notes to consolidated financial statements.



Consolidated Statement of Stockholders' Equity
(in millions except share and per share data)
                                                     Common     Capital
                                         Common       Stock       in
                                         Shares       $1.00     Excess                   Total
                                     (100,000,000      Par      of Par    Retained    Stockholders'
                                      Authorized)     Value      Value    Earnings       Equity
Balance at March 31, 1993 . . . . .   26,076,549      $26.1     $214.5     $266.7       $507.3
  Three-for-two stock split . . . .   13,158,164       13.2      (13.2)       -            -
  Other . . . . . . . . . . . . . .      476,985        0.4       12.1        -           12.5
  Net income. . . . . . . . . . . .           -         -          -         76.2         76.2
  Cash dividends ($0.64 per share).           -         -          -        (25.5)       (25.5)

Balance at March 31, 1994 . . . . .   39,711,698       39.7      213.4      317.4        570.5
  Other . . . . . . . . . . . . . .      508,996        0.5        8.3        -            8.8
  Net income. . . . . . . . . . . .           -         -          -         89.1         89.1
  Cash dividends ($0.68 per share).           -         -          -        (27.2)       (27.2)

Balance at March 31, 1995 . . . . .   40,220,694       40.2      221.7      379.3        641.2
  Other . . . . . . . . . . . . . .    1,375,343        1.4       17.9        -           19.3
  Net income. . . . . . . . . . . .           -         -          -        113.8        113.8
  Cash dividends ($0.68 per share).           -         -          -        (28.3)       (28.3)

Balance at March 31, 1996 . . . . .   41,596,037      $41.6     $239.6     $464.8       $746.0


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

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

  Net income per common and common equivalent share is based on the weighted average shares outstanding plus the assumed exercise of dilutive stock options (less the number of treasury shares assumed to be purchased from the proceeds using the average market price of Trinity's common stock).

  In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," was issued. Adoption is required for the Company beginning in fiscal 1997. The Company does not believe that the adoption of this Statement will have a significant impact on Trinity.

  In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," was issued. The disclosure requirements of this Statement are effective for the Company's financial statements beginning in fiscal 1997. The Company intends to elect the option allowing it to continue to apply the accounting provisions of APB Opinion 25, "Accounting for Stock Issued to Employees." With the Company's plan of adoption, the impact will be limited to additional footnote disclosure.

  Certain reclassifications have been made to prior year statements to conform to the current year presentation.

Segment Information

  The Company manufactures and sells or leases a variety of products consisting primarily of (1) railcars, principally tank cars and freight cars ("Railcars"); (2) boats and barges for ocean and inland waterway service ("Marine Products"); (3) construction products such as highway guardrail, beams, girders, and columns used in construction of highway and railway bridges, passenger loading bridges and conveyor systems, and ready-mix concrete and aggregates ("Construction Products"); (4) pressure and non-pressure containers for the storage and transportation of liquefied gases, other liquid, and dry products ("Containers"); (5) weld fittings (tees, elbows, reducers, caps, flanges, etc.) used in pressure piping systems and container heads (the ends of pressure and non-pressure containers) for use internally and by other manufacturers of containers ("Metal Components"); and (6) railcar and barge leasing to various industries ("Leasing").

  Financial information for these segments is summarized in the following table. The Company operates principally in the continental United States. Intersegmental sales are shown at market prices.

  Corporate operating profit elimination consists principally of the administrative overhead of the Company.

  Corporate assets consist primarily of cash and cash equivalents, other assets, notes receivable, land held for investment, and certain property, plant and equipment.

  The Railcars and Leasing segments include revenues from one customer which accounted for 13.4 percent and 12.5 percent of consolidated revenues in fiscal 1996 and 1995, respectively.
The Railcars segment includes revenues from one customer which accounted for 11.6 percent of consolidated revenues in fiscal 1994.

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


                                                                                         Eliminations
                                                   Construc-             Metal               & Cor-     Consol-
Segments of Business              Rail-   Marine      tion      Con-      Com-               porate     idated
(in millions)                     cars   Products   Products   tainers   ponents   Leasing    Items      Total

Year ended March 31, 1996
Total revenues:
  Trade. . . . . . . . . . . . . $1,252.7   421.4     380.6     174.3     131.1     135.4       0.5     2,496.0
  Intersegment . . . . . . . . .     86.9     -         -         -         6.5       -       (93.4)       -
   Total . . . . . . . . . . . . $1,339.6   421.4     380.6     174.3     137.6     135.4     (92.9)    2,496.0

Operating profit (loss). . . . . $  118.8    22.0      43.4      12.2      23.2      23.4     (41.8)      201.2
Identifiable assets  . . . . . . $  437.5   243.9     218.4      89.4      62.2     288.3     116.1     1,455.8
Depreciation . . . . . . . . . . $    8.7    13.6      19.3       4.7       4.2      18.1       7.3        75.9
Additions (net) to property,
 plant and equipment . . . . . . $    8.9     1.5       9.2       0.4       3.7       9.7       8.7        42.1

Year ended March 31, 1995
Total revenues:
  Trade. . . . . . . . . . . . . $1,157.3   369.7     355.5     169.7     105.5     156.9       0.3     2,314.9
  Intersegment . . . . . . . . .     29.4     -         -         -         3.9       -       (33.3)       -
   Total . . . . . . . . . . . . $1,186.7   369.7     355.5     169.7     109.4     156.9     (33.0)    2,314.9

Operating profit (loss). . . . . $   88.5    30.3      35.6       9.7      14.9      23.6     (45.1)      157.5
Identifiable assets  . . . . . . $  400.9   247.7     228.7      83.1      53.8     295.4     110.4     1,420.0
Depreciation . . . . . . . . . . $    5.2     4.9      14.6       3.7       3.5      20.2       6.5        58.6
Additions (net) to property,
 lant and equipment. . . . . . . $   19.0     7.8      12.9       3.8       3.1     (27.2)     11.3        30.7

Year ended March 31, 1994
Total revenues:
  Trade. . . . . . . . . . . . . $  730.6   360.7     333.1     155.6      99.7     104.6       0.6     1,784.9
  Intersegment . . . . . . . . .     38.5     -         -         -         2.8       -       (41.3)       -
   Total . . . . . . . . . . . . $  769.1   360.7     333.1     155.6     102.5     104.6     (40.7)    1,784.9

Operating profit (loss). . . . . $   53.2    28.9      35.6       9.8      11.7      15.3     (37.9)      116.6
Identifiable assets  . . . . . . $  350.9   201.4     185.8      81.5      47.0     344.3      95.9     1,306.8
Depreciation . . . . . . . . . . $    7.9     7.8      10.0       2.0       3.2      20.6       5.3        56.8
Additions (net) to property,
 plant and equipment . . . . . . $    2.4     7.8      12.2       2.4       1.4      14.8      10.8        51.8


Receivables
(in millions)
                                                  March 31
                                               1996      1995

Accounts receivable:
 Excluding Leasing Subsidiary. . . . .        $270.9    $254.8
 Leasing Subsidiary. . . . . . . . . .           4.8       3.5
                                               275.7     258.3

Contract receivables not yet billed. .          18.9      12.8
                                               294.6     271.1

Allowance for doubtful accounts. . . .        (  1.1)   (  0.8)
                                              $293.5    $270.3


Inventories
(in millions)
                                                  March 31
                                               1996      1995


Finished goods . . . . . . . . . . . .        $ 38.9    $ 35.0
Work in process. . . . . . . . . . . .          36.8      42.0
Cost related to long-term
 contracts, net of progress billings
 of $4.8 and $3.2 at March 31, 1996
 and 1995, respectively. . . . . . . .         109.7     110.6
Raw materials and supplies . . . . . .         218.3     207.4
                                              $403.7    $395.0



Property, Plant and Equipment
(in millions)
                                                              March 31
                                                          1996        1995

Excluding Leasing Subsidiary:
 Land . . . . . . . . . . . . . . . . . . . . . . . .   $   40.4    $   38.9
 Buildings and improvements . . . . . . . . . . . . .      209.1       195.0
 Machinery. . . . . . . . . . . . . . . . . . . . . .      475.2       430.6
 Construction in progress . . . . . . . . . . . . . .       20.6        36.9
                                                           745.3       701.4

Leasing Subsidiary:
 Equipment on lease (predominately long-term) . . . .      353.7       387.3
                                                        $1,099.0    $1,088.7

Business Acquisitions

  The Company made certain business acquisitions during fiscal 1996, 1995 and 1994. All have been accounted for by the purchase method. The operations of these companies have been included in the consolidated financial statements from the effective dates of the acquisitions.

  In fiscal 1994, the businesses acquired include: (i) certain assets of Caruthersville Shipyard Inc. and Xenium Fiberglass Corporation for cash. These assets are utilized in the manufacture of marine products;(ii) certain assets of A & M Operating Company, Inc. for cash. These assets are used in the manufacture of railcars; (iii) certain assets of Redland Stone Products Company, STCC, Inc., Bluebonnet Paving, Inc., Triple S Crushed Stone Company, Waco Sand and Gravel Company, and Beazer West, Inc. for cash and 100 percent of the common stock of Myre Construction Company for 103,494 shares of Trinity common stock. These businesses are ready-mix concrete producers; and (iv) 100 percent of the common stock of Platzer Shipyard, Inc. for cash and 67,139 shares of Trinity common stock. This business manufactures and repairs barges. The aggregate purchase price of these acquisitions was approximately $56.0 million. There was no goodwill recorded in the acquisitions.

  In fiscal 1995, the businesses and properties acquired include:
(i) 100 percent of the common stock of Concrete Pipe Products Company, Inc. and Midland Concrete, Incorporated for 149,001 shares and 35,033 shares of Trinity common stock, respectively, certain assets of Gemini Industries, Inc., Ratliff Ready-Mix, Inc., and Diamond Ready-Mix for cash, and certain properties acquired for mineral extraction. These companies and assets are utilized in the ready-mix concrete and aggregates business; (ii) certain assets of Port Allen Marine Services, Inc., the Syntechnics Division of The Alpha Corporation of Tennessee, and New NABRICO Corporation for cash and 100 percent of the common stock of Gulf Coast Fabrication, Inc. for 250,000 shares of Trinity common stock. These businesses produce and repair barges and manufacture other marine products; (iii) certain assets of Flo-Bend, Inc. for cash. These assets are utilized in the manufacture of metal components; and (iv) certain assets of the Ready-Mix Concrete Operations and Aggregate Operations of LaFarge Corporation for cash. These operations are utilized in the ready-mix concrete and aggregates business. The aggregate purchase price of these acquisitions was approximately $86.7 million. There was no goodwill recorded in the acquisitions.

  In fiscal 1996, the businesses acquired include: (i) 100 percent of the capital stock of the holding company which owns Groupo TATSA S. A. de C. V. in exchange for 1,199,000 shares of Trinity common stock. Grupo

TATSA, now know as Trinity Industries de Mexico, headquartered in Mexico City, Mexico,manufactures and distributes a wide variety of fabricated steel products including containers (primarily for the storage or transportation of liquefied petroleum products), rail tankcar barrels, and heads which are used within the Company as well as sold to other manufacturers from its manufacturing facilities in Mexico City, Monclova, and Huehuetoca, Mexico;
(ii) certain assets of McDonald's Ready-Mix, Brazos Point, Inc., and Dunn & Gerhart Everready Concrete, Inc. for cash. These assets are utilized in the ready-mix concrete and aggregate business; (iii) certain assets of American Marine Corporation, Hall-Buck Marine, Inc., and CBI NA-Con, Inc.
for cash. These assets are utilized in the manufacture and repair of marine products; and (iv) certain assets of The Casteel Group, Inc. for cash. Casteel's assets are utilized in the fabrication of construction products. The aggregate purchase price of these acquisitions was approximately $62.8 million. There was no goodwill recorded in the acquisitions. Contribution of these acquisitions to revenues and operating profit during fiscal 1996 is not material.


Stock Options

The Company's 1993 Stock Option and Incentive Plan (the "Plan") provides that incentive or non-qualified stock options for a maximum of 1,500,000 shares of common stock may be granted to directors, officers and key employees. Incentive options may be granted over a period not to exceed ten years at a price not less than fair market value on the date of grant. The Plan provides that, to the extent options granted under this Plan or any prior stock option plan are forfeited, expire or cancelled, they may again be granted pursuant to the provisions of this Plan. The Plan provides that if shares already owned by the optionee are surrendered as full or partial payment of the exercise price of an option, a new option (the "Reload Option") may be granted equal to the number of shares surrendered. The exercise price of Reload Options shall be the fair market value on the effective date of the grant.


                                         Stock Options
                                                Non-         Total          Price
                                 Incentive    Incentive     Exercise        Range
                                   Shares      Shares        Value         Per Share
Outstanding at March 31, 1993 .  529,015       892,866    $25,639,153   $ 9.16 - $22.50
Granted . . . . . . . . . . . .    -           975,000     26,500,028   $26.67 - $30.00
Cancelled . . . . . . . . . . .   (2,265)         (750)       (50,165)  $11.33 - $22.50
Exercised . . . . . . . . . . . (153,429)     (264,430)    (6,784,597)  $ 9.16 - $22.50

Outstanding at March 31, 1994 .  373,321     1,602,686     45,304,419   $ 9.16 - $30.00
Granted . . . . . . . . . . . .    6,100        68,887      2,710,797   $31.25 - $39.25
Cancelled . . . . . . . . . . .   (4,080)       (6,000)      (225,290)  $11.58 - $26.67
Exercised . . . . . . . . . . .  (31,731)      (80,539)    (2,561,137)  $ 9.16 - $26.67

Outstanding at March 31, 1995 .  343,610     1,585,034     45,228,789   $11.58 - $39.25
Granted . . . . . . . . . . . .   79,500        41,273      4,144,660   $31.50 - $38.88
Cancelled . . . . . . . . . . .  (10,212)      (11,090)      (447,929)  $11.58 - $32.50
Exercised . . . . . . . . . . .  (56,025)     (245,629)    (6,794,302)  $11.58 - $34.50
Outstanding at March 31, 1996 .  356,873     1,369,588    $42,131,218   $16.00 - $39.25

At March 31, 1996, there were 1,146,660 shares (1,246,131 at March 31,
1995) reserved for future options, and 976,099 stock options were exercisable (843,506 at March 31, 1995).


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

Long-term Debt
(in millions)
                                                             March 31
                                                           1996    1995

Excluding Leasing Subsidiary:
 4.95-9.25 percent industrial development revenue bonds
  payable in varying amounts through 2005 . . . . . . . . $  2.0  $  4.6
 6.0-10.0 percent promissory notes, generally payable
  annually through 2001 . . . . . . . . . . . . . . . . .   35.6    33.1
                                                            37.6    37.7
Leasing Subsidiary:
 6.96-15.5 percent equipment trust certificates to
  institutional investors generally payable in semi-
  annual installments of varying amounts through 2003 . .  158.1   193.6
 11.3 percent notes payable monthly through 2003. . . . .   10.7    11.6
                                                           168.8   205.2
                                                          $206.4  $242.9



The fair value of non-traded, fixed rate outstanding debt, estimated using discounted cash flow analysis, approximates its carrying value.


Long-term debt excluding the Leasing Subsidiary:

         The Company is required to maintain certain financial ratios,
as defined.   Principal payments due during the next five years
are: 1997 - $2.6; 1998 - $1.9; 1999 - $1.8; 2000 - $2.0; and 2001 - $28.2.

Long-term debt of Leasing Subsidiary:

         The trustees of the equipment trusts have been assigned title to railcars with a cost of $354.4 at March 31, 1996 for the life of the respective equipment trusts. Leases relating to such railcars financed by equipment trust certificates have been assigned as collateral. Trinity is required to pay fees to TILC to maintain net earnings, as defined, at 150 percent of fixed charges, as defined. Pursuant to this agreement, no fees have been paid by Trinity to TILC for the last three fiscal years. Trinity is also required to pay to TILC the current tax benefit which results from the inclusion of TILC in Trinity's federal income tax return. These amounts are eliminated for consolidated financial presentation of Trinity. TILC is required to maintain certain financial ratios, as defined. Principal payments due during the next five years are:
    1997 - $24.3; 1998 - $26.3; 1999 - $26.1; 2000 - $23.9; and 2001 - $23.1.

Condensed Combined Financial Information of Consolidated Leasing Subsidiary

                                                                  March 31
(in millions)                                                  1996     1995

Assets
   Total assets (principally railcars). . . . . . . . . . .   $442.7   $471.9

Liabilities and Stockholder's Equity
   Total liabilities (principally long-term debt). . . . . .  $246.3   $296.3
   Stockholder's equity (including retained earnings of
     $177.1 and $156.4 in 1996 and 1995, respectively) . . .   196.4    175.6
                                                              $442.7   $471.9

                                                          Year Ended March 31
                                                       1996     1995    1994

Income
   Revenues . . . . . . . . . . . . . . . . . . . . . $135.4   $156.9  $104.6

   Income before income taxes and cumulative effect
    of change in accounting for income taxes. . . . . $ 31.9   $ 32.0  $ 20.9
   Provision for income taxes . . . . . . . . . . . .   11.2     11.2     9.9
   Income before cumulative effect of change in
    accounting for income taxes . . . . . . . . . . .   20.7     20.8    11.0
Cumulative effect as of April 1, 1993 of change in
    method of accounting for income taxes . . . . . .    -        -       8.1
   Net income . . . . . . . . . . . . . . . . . . . . $ 20.7   $ 20.8   $19.1

Future minimum rental revenues on leases in each fiscal year are approximately $52.5 in 1997, $46.8 in 1998, $41.3 in 1999, $36.0 in 2000, $28.5 in 2001,
and $108.4 thereafter.

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



Consolidating Income Statement
                                                   Leasing
                                                    Subsid-   Elimi-
Year Ended March 31, 1996 (in millions)    Trinity   iary    nations   Total


Revenues. . . . . . . . . . . . . . . . .  $2,447.5  $135.4 $ (86.9) $2,496.0

Operating costs:
 Cost of revenues . . . . . . . . . . . .   2,130.4   100.1   (86.9)  2,143.6
 Selling, engineering and administrative
  expenses. . . . . . . . . . . . . . . .     120.3      -      -       120.3
 Interest expense of Leasing Subsidiary .       -      17.5     -        17.5
 Retirement plans expense . . . . . . . .      13.4     -       -        13.4
 Equity in income of Leasing Subsidiary
  before income taxes . . . . . . . . . .     (31.9)    -      31.9       -
                                            2,232.2   117.6   (55.0)  2,294.8
Operating profit. . . . . . . . . . . . .     215.3    17.8   (31.9)    201.2

Other (income) expenses:
 Interest income. . . . . . . . . . . . .      (1.6)   (0.2)    -        (1.8)
 Interest expense - excluding Leasing
  Subsidiaries. . . . . . . . . . . . . .      27.8   (11.2)    -        16.6
 Other, net . . . . . . . . . . . . . . .       2.8    (2.7)    -         0.1
                                               29.0   (14.1)    -        14.9
Income before income taxes. . . . . . . .     186.3    31.9   (31.9)    186.3

Provision (benefit) for income taxes:
 Current. . . . . . . . . . . . . . . . .      92.7    24.6   (24.6)     92.7
 Deferred . . . . . . . . . . . . . . . .     (20.2)  (13.4)   13.4     (20.2)
                                               72.5    11.2   (11.2)     72.5

Net income . . . . . . . .. . . . . . . .   $ 113.8  $ 20.7  $(20.7) $  113.8



Consolidated Balance Sheet                                   March 31
(in millions except per share data)                       1996     1995

Assets
Cash and cash equivalents. . . . . . . . . . . . . .  $   15.4  $   15.3

Receivables. . . . . . . . . . . . . . . . . . . . .     293.5     270.3

Inventories. . . . . . . . . . . . . . . . . . . . .     403.7     395.0

Property, plant and equipment, at cost:
 Excluding Leasing Subsidiary. . . . . . . . . . . .     745.3     701.4
 Leasing Subsidiary. . . . . . . . . . . . . . . . .     353.7     387.3

Less accumulated depreciation:
 Excluding Leasing Subsidiary. . . . . . . . . . . .    (336.5)   (306.2)
 Leasing Subsidiary. . . . . . . . . . . . . . . . .     (70.2)    (95.4)

Other assets . . . . . . . . . . . . . . . . . . . .      50.9      52.3
                                                      $1,455.8  $1,420.0

Liabilities and Stockholders' Equity

Short-term debt. . . . . . . . . . . . . . . . . . .  $  216.0  $  220.0

Accounts payable and accrued liabilities . . . . . .     222.9     245.5

Billings in excess of cost and related earnings. . .      19.2      12.0
Long-term debt:
 Excluding Leasing Subsidiary. . . . . . . . . . . .      37.6      37.7
 Leasing Subsidiary. . . . . . . . . . . . . . . . .     168.8     205.2

Deferred income taxes. . . . . . . . . . . . . . . .      30.2      44.9

Other liabilities. . . . . . . . . . . . . . . . . .      15.1      13.5
                                                         709.8     778.8


Stockholders' equity: (shares in millions)
 Common stock - par value $1 per share;
  authorized - 100.0 shares; shares issued and
  outstanding in 1996 - 41.6; in 1995 - 40.2 . . . .      41.6      40.2
 Capital in excess of par value. . . . . . . . . . .     239.6     221.7
 Retained earnings . . . . . . . . . . . . . . . . .     464.8     379.3
                                                         746.0     641.2
                                                      $1,455.8  $1,420.0

See accompanying notes to consolidated financial statements.

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

The provision for federal income taxes is determined on a consolidated return basis. The Company and the Leasing
Subsidiary file a consolidated federal income tax return. The significant components of the provision (benefit) for income taxes follow to the right:

                                 Year Ended March 31
                          1996         1995         1994
Current
 Federal . . . . . . .   $83.4        $78.6        $42.5
 State . . . . . . . .     9.3          9.0          4.7
                          92.7         87.6         47.2
 Deferred. . . . . . .   (20.2)       (29.2)        (1.3)
 Total . . . . . . . .   $72.5        $58.4        $45.9

Deferred income tax was provided in the financial statements for differences between financial and taxable income. The components of deferred liabilities and assets follow:

                                            Year Ended March 31
                                                1996      1995
Deferred tax liabilities:
 Excess of tax depreciation over
  financial statement depreciation. . . . . .  $ 77.5   $ 84.5
 Total deferred tax liabilities . . . . . . .    77.5     84.5
Deferred tax assets:
 Profits on long-term contracts recorded
  on the percentage of completion
  method for financial purposes
  and related items . . . . . . . . . . . . .  $  7.8   $  0.3
 Pensions and other benefits. . . . . . . . .    39.1     33.0
 Accounts receivable, inventory, and other
  asset valuation accounts. . . . . . . . . .     1.7      3.6
 Other. . . . . . . . . . . . . . . . . . . .    (1.3)     2.7
  Total deferred tax assets . . . . . . . . .    47.3     39.6
 Net deferred tax liabilities . . . . . . . .  $ 30.2   $ 44.9

The provision for income results in effective tax rates different than the statutory rates. The reconciliation between the effective and statutory rates follows:
                                                     Year Ended March 31

                                                      1996    1995    1994
Statutory rate . . . . . . . . . . . . . . . . .      35.0%   35.0%   35.0%
State taxes. . . . . . . . . . . . . . . . . . .       3.2     4.0     2.7
Effect of 1% rate increase on deferred taxes . .       -       -       1.8
Other. . . . . . . . . . . . . . . . . . . . . .       0.7     0.6     0.7
Effective tax rate . . . . . . . . . . . . . . .      38.9%   39.6%   40.2%

In fiscal 1996, 1995 and 1994 income taxes of $118.1, $55.9, and $44.7, respectively, were paid net of refunds received.

Employee Benefit Plans
(in millions)

  Pension plans are in effect which provide income and death benefits for eligible employees. The Company's policy is to fund retirement costs accrued to the extent such amounts are deductible for income tax purposes. Plan assets include cash, short-term debt securities, and other investments.
Benefits are based on years of credited service and compensation.
  Net periodic pension expense for fiscal 1996, 1995, and 1994 included the following components:

                                                      Year Ended March 31
                                                  1996      1995       1994
Service cost-benefits earned during the period.  $  8.6    $  7.6     $  6.2
Interest cost on projected benefit obligation .     7.8       7.0        6.3
Actual return on assets . . . . . . . . . . . .   (18.0)     (6.6)      (1.5)
Net amortization and deferral . . . . . . . . .    10.8       0.4       (4.4)
Accrual of profit sharing contribution. . . . .     4.2       3.7        2.6
Net periodic pension expense. . . . . . . . . .  $ 13.4    $ 12.1     $  9.2


Assumptions used for valuation of the projected
  benefit obligation were:                            Year Ended March 31
                                                  1996      1995       1994
Discount rates. . . . . . . . . . . . . . . . .   7.75%     8.25%      8.25%
Rates of increase in compensation levels. . . .   4.75%     5.25%      5.25%
Expected long-term rate of return on assets . .   9.00%     9.00%      9.00%


Amounts recognized in the Company's Consolidated
 Balance Sheet follow:                                    March 31
                                                        1996    1995
Actuarial present value of benefit obligation:
  Vested benefit obligation . . . . . . . . . .        $ 73.4  $ 56.5
  Accumulated benefit obligation. . . . . . . .        $ 88.1  $ 69.9
Projected benefit obligation. . . . . . . . . .        $118.7  $ 88.7
Plan assets at fair value . . . . . . . . . . .          98.5    75.8
Projected benefit obligation
 in excess of plan assets . . . . . . . . . . .         (20.2)  (12.9)
Unrecognized net asset at April 1, 1985 . . . .          (1.7)   (1.9)
Unrecognized net asset at January 1, 1986 . . .          (0.8)   (0.9)
Unrecognized net loss at March 31 . . . . . . .          23.9    13.1
Accrued pension expense . . . . . . . . . . . .        $  1.2  $ (2.6)

The Company has a contributory profit sharing plan for employees of the Company and certain affiliates. Under the plan, eligible employees are allowed to make voluntary pre-tax contributions. The Company's contribution to this plan, as defined, is based on consolidated earnings and dividends.

Contingencies

     The Company is a defendant in certain litigation involving alleged damages from a construction subcontract over the fabrication and erection of structural steel for the construction of the Marriott Marquis Hotel In Times Square, New York City, New York. A retrial is scheduled for fall 1996 in the United States District Court for the Southern District of New York. While the ultimate liability in this matter is difficult to assess, it is management's belief that the final outcome is not reasonably likely to have a material adverse affect on the Company's consolidated financial position.

    The Company is involved in various other claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse affect on the Company's consolidated financial statements.

Report of Independent Auditors

The Board of Directors and Stockholders
Trinity Industries, Inc.

  We have audited the accompanying consolidated balance sheets of Trinity Industries, Inc. as of March 31, 1996 and 1995, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trinity Industries, Inc. at March 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.





                                                ERNST & YOUNG LLP


Dallas, Texas
May 9, 1996


Supplemental Information

Supplementary Unaudited Quarterly Data      First   Second    Third   Fourth
(in millions except for per share data)    Quarter  Quarter  Quarter  Quarter    Year
Year ended March 31, 1996:
  Revenues . . . . . . . . . . . . .       $ 604.7    628.5    602.3    660.5   2,496.0
  Operating profit . . . . . . . . .       $  49.3     50.0     49.6     52.4     201.2
  Net income . . . . . . . . . . . .       $  27.6     27.8     28.1     30.3     113.8
  Net income per common and
   common equivalent share . . . . .       $  0.66     0.67     0.67     0.72      2.72

Year ended March 31, 1995:
  Revenues . . . . . . . . . . . . .       $ 544.3    555.5    576.9    638.2   2,314.9
  Operating profit . . . . . . . . .       $  32.4     38.9     40.6     45.6     157.5
  Net income . . . . . . . . . . . .       $  18.5     22.2     22.7     25.7      89.1
  Net income per common and
   common equivalent share . . . . .       $  0.46     0.55     0.56     0.63      2.20


DIVISION OFFICERS

Railcars

Timothy R. Wallace
Chairman, Railcars

Marvin B. Hughes
President, Railcar Repair

Jeffrey J. Marsh
Executive Vice President

John R. Nussrallah
Executive Vice President

Dan D. Banks
Vice President

Donald C. Bodinger, Sr.
Vice President

Fred M. Groff
Vice President

Dale B. Hill
Vice President

Helmut F. Hvizdalek
Vice President

William C. McDowell
Vice President

W. C. Newby
Vice President

Timothy R. Schitter
Vice President

Douglas H. Schneider
Vice President

Stephen W. Smith
Vice President

William O. Zollicoffer
Vice President

Leasing

Duncan A. Gillies
Executive Vice President

Thomas C. Jardine
Vice President


Construction Products
 and Metal Components

John T. Sanford
Chairman, Construction Products
and Metal Components

Don A. Graham
President, Rollform

Don H. Johnson
President, Syro, Inc.

Robert K. Van Noord
President, Fittings Group

Cecil C. Spear, Jr.
Executive Vice President

Rodney A. Boyd
Vice President

Stephen L. Brown
Vice President

Thomas M. Germanson
Vice President

Russell D. McBroom
Vice President

Charles R. Norton
Vice President

Richard A. Pell
Vice President

James B. Sanford
Vice President

Carl E. Stevens
Vice President

Christine S. Stucker
Vice President

Construction Products
Materials & Aggregates

Mark W. Stiles
President

Haywood Walker, III
Executive Vice President

Douglas Almond
Vice President

Richard D. Dalton
Vice President

James Randall Foil
Vice President

G. Cliff Kirkmyer, III
Vice President

William A. McWhirter, II
Vice President


Marine Products
John Dane, III
President, Marine Group

Neal S. Platzer
President, Platzer Shipyards, Inc.

Vincent R. Almerico
Senoir Vice President

Robert E. Kenny
Senior Vice President

Harvey B. Walpert
Senoir Vice President

Clifford Anglin
Vice President

Terry Bollman
Vice President

Wayne J. Bourgeois
Vice President

George A. DeBord
Vice President

Salvadore J. Guarino
Vice President

A. Fred May
Vice President

Sidney C. Mizell
Vice President

W. Philip Nuss
Vice President

Anil Raj
Vice President

James G. Rivers, Jr.
Vice President

Neville Q. Rush
Vice President

Keith L. Voigts
Vice President


Containers
Custom Vessels

Harry W. Hinkle
President, Beaird Industries, Inc.

E. C. Greene
Vice President

George W. Gruner
Vice President

Murphy B. Horton
Vice President

Charles G. Moore
Vice President

John H. Wawrzeniak
Vice President

Steve Zoller
Vice President


LPG Containers

Timothy R. Wallace
Chairman, LPG Containers

John R. McDearman
Executive Vice President

Michael C. Cooper
Vice President

Transportation

Patrick A. Turner
President, Transportation

Trinity Industries
 de Mexico

Manuel Castro, Sr.
President

Jorge Bracho
Vice President

Manuel Castro, Jr.
Vice President

Luis Pardo
Vice President

Carlos Reynoso
Vice President

Directors


David W. Biegler
Chairman, President and
 Chief Executive Officer
ENSERCH Corporation

Barry J. Galt
Chairman, President and
 Chief Executive Officer
Seagull Energy
Corporation

Clifford J. Grum
Chairman and Chief
  Executive Officer
Temple-Inland, Inc.

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

John T. Sanford
Senior Vice President

John Dane, III
Group Vice President

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

William J. Goodwin
Controller

J. J. French, Jr.
Secretary
(Employed by outside
  law firm)

 Executive Offices

 2525 Stemmons Freeway
 Dallas, Texas
 75207-2401
 P.O. Box 568887
 Dallas, Texas 75356-8887
 Tel: (214) 631-4420

 Auditors

 Ernst & Young LLP

 Transfer Agent and
 Registrar

 The Bank of New York
 New York, New York

 Annual Meeting

 The Annual Meeting of
 Stockholders will be on
 July 17, 1996, at 9:30
 a.m. at the offices of
 the Company,
 2525 Stemmons Freeway,
 Dallas, Texas 75207-2401.

 Form 10-K

 A copy of the Company's
 Form 10-K, filed with the
 Securities and Exchange
 Commission, shall be
 furnished without charge
 upon written request to
 Michael E. Conley,
 Director of Investor
 Relations,
 Trinity Industries, Inc.,
 P. O. Box 568887, Dallas,
 Texas 75356-8887.




                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.                   By:
Registrant                                    F. Dean Phelps, Jr.
                                              Vice President
                                              June 26, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:

Directors:                            Principal Executive Officer:


David W. Biegler                      W. Ray Wallace
Director                              President and Chairman
June 26, 1996                         June 26, 1996


Barry J. Galt
Director                              Principal Financial Officer
June 26, 1996

                                      John T. Sanford
Clifford J. Grum                      Senior Vice President
Director                              June 26, 1996
June 26, 1996

                                      Principal Accounting Officer
Dean P. Guerin
Director
June 26, 1996                         F. Dean Phelps, Jr.
                                      Vice President
                                      June 26, 1996
Jess T. Hay
Director
June 26, 1996


Edmund M. Hoffman
Director
June 26, 1996


Ray J. Pulley
Director
June 26, 1996


Timothy R. Wallace
Director
June 26, 1996


EXHIBIT 21


                        Trinity Industries, Inc.
               Listing of Subsidiaries of the Registrant


The Registrant has no parent.

At March 31, 1996, the operating subsidiaries of the Registrant were:

                                                        Percentage of
                                          Organized   voting securities
                                          under the     owned by the
Name of subsidiary                         laws of       Registrant
Beaird Industries, Inc.                   Delaware          100%
Beaird Industries, Inc. of Orange         Delaware          100%
Flo-Bend, Inc.                            Delaware          100%
Gulf Coast Fabrication, Inc.             Mississippi        100%
Helmsdale Limited                        Isle of Man        100%
Platzer Shipyard, Inc.                    Delaware          100%
Standard Forged Products, Inc.            Delaware          100%
Stearns Airport Equipment Co., Inc.       Delaware          100%
Syntechnics, Inc.                         Delaware          100%
Syro, Inc.                                  Ohio            100%
Transit Mix Concrete & Materials
 Company                                  Delaware          100%
Transit Mix Concrete & Materials
 Company of Louisiana                     Louisiana         100%
Trinity Casteel, Inc.                     Delaware          100%
Trinity Gulf Repair, Inc.                 Delaware          100%
Trinity Industries Leasing Company        Delaware          100%
Trinity Industries Transportation, Inc.    Texas            100%
Trinity Marine Baton Rouge, Inc.          Delaware          100%
Trinity Marine Caruthersville, Inc.       Delaware          100%
Trinity Marine Gulfport, Inc.              Nevada           100%
Trinity Marine Nashville, Inc.            Delaware          100%
Trinity Marine Panama City, Inc.          Delaware          100%
Trinity Marine Pascagoula, Inc.           Delaware          100%
Trinity Marine Port Allen, Inc.           Delaware          100%
Trinity Materials, Inc.                   Delaware          100%
Trinity Mobile Railcar Repair, Inc.       Delaware          100%


EXHIBIT 23


                    Consent of Independent Auditors


         We consent to the incorporation by reference in this Annual Report (Form 10-K) of Trinity Industries, Inc. of our report dated May 9, 1996, included in the 1996 Annual Report to Stockholders of Trinity Industries, Inc.

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

         We also consent to the incorporation by reference in Post-Effective Amendment No. 3 to the Registration Statement (Form S-8, No. 2-64813), Post-Effective amendment No. 1 to the Registration Statement (Form S-8, No. 33-10937), Post-Effective Amendment No. 1 to the Registration Statement (Form S-3, No. 33-12526), Amendment No. 1 to the Registration Statement (Form S-3, No. 33-57338), Registration Statement (Form S-8, No. 33-35514), Registration Statement (Form S-8, No. 33-73026), Post-Effective Amendment No. 1 to the Registration Statement (Form S-4, No. 33-51709) of Trinity Industries, Inc. and in the related Prospectuses of our report dated May 9, 1996, with respect to the consolidated financial statements and schedules of Trinity Industries, Inc. included or incorporated by reference in this Annual Report (Form 10-K) for the year ended March 31, 1996.




                                                      ERNST & YOUNG LLP





Dallas, Texas
June 25, 1996



EXHIBIT 27
[ARTICLE] 5

[PERIOD-TYPE]                   12-MOS
[FISCAL-YEAR-END]                          MAR-31-1996
[PERIOD-END]                               MAR-31-1996
[CASH]                                      15,400,000
[SECURITIES]                                         0
[RECEIVABLES]                              293,500,000
[ALLOWANCES]                                         0
[INVENTORY]                                403,700,000
[CURRENT-ASSETS]                                     0
[PP&E]                                   1,099,000,000
[DEPRECIATION]                           (406,700,000)
[TOTAL-ASSETS]                           1,455,800,000
[CURRENT-LIABILITIES]                                0
[BONDS]                                              0
[COMMON]                                    41,600,000
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                 704,400,000
[TOTAL-LIABILITY-AND-EQUITY]             1,455,800,000
[SALES]                                              0
[TOTAL-REVENUES]                         2,496,000,000
[CGS]                                                0
[TOTAL-COSTS]                            2,143,600,000
[OTHER-EXPENSES]                           151,200,000
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                          16,600,000
[INCOME-PRETAX]                            186,300,000
[INCOME-TAX]                                72,500,000
[INCOME-CONTINUING]                        113,800,000
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                               113,800,000
[EPS-PRIMARY]                                    $2.72
[EPS-DILUTED]                                    $2.72



EXHIBIT 99.1
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                FORM 11-K
         ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
                 For the fiscal year ended March 31, 1996
                       Commission File Number 1-6903





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
(Address of principal executive offices)        (Zip Code)


Issuer's telephone number, including area code (214) 631-4420





       Profit Sharing Plan for Employees of Trinity Industries, Inc.
                          and Certain Affiliates
                   Index to Annual Report on Form 11-K

    (a)  Financial Statements

                         Description                        Page
         Report of independent auditors  . . . . . . .      4

         Statement of financial condition as of
         March 31, 1996 and 1995 . . . . . . . . . . .      5 - 6

         Statement of income and changes in Plan
         equity for the years ended March 31, 1996,
         1995 and 1994 . . . . . . . . . . . . . . . .      7 - 9

         Notes to financial statements . . . . . . . .      10

         Schedules - Schedules I, II, and III have been omitted because the information required is included in the Financial Statements or the notes thereto.

    (b)  Exhibits

         Number                  Title                     Page
            1       Consent of independent auditors         19


                               SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the trustees have duly caused this Annual Report to be signed by the undersigned thereunto duly authorized.



      Profit Sharing Plan for Employees of Trinity Industries, Inc.
                          and Certain Affiliates



/S/ F. Dean Phelps, Jr.
F. Dean Phelps, Jr.
Vice President
June 27, 1996




                       Report of Independent Auditors

The Board of Directors
Trinity Industries, Inc.

We have audited the accompanying statements of financial condition of the Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates (the "Plan") as of March 31, 1996 and 1995, and the related statements of income and changes in plan equity for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of the Plan at March 31, 1996 and 1995, and the income and changes in plan equity for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment purposes as of March 31, 1996 and reportable transactions for the year then ended are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The Fund Information in the statements of financial condition and the statements of income and changes in plan equity is presented for purposes of additional analysis rather than to present the financial condition and income and changes in plan equity of each fund. The supplemental schedules and Fund Information have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                                 ERNST & YOUNG LLP

Dallas, Texas
June 21, 1996

                                    Profit Sharing Plan for Employees
                           of Trinity Industries, Inc. and Certain Affiliates
                         Statement of Financial Condition, With Fund Information
                                             March 31, 1996

                                                               ---------Putnam Mutual Funds---------
                                                 Guaranteed                   U. S. Govt.
                                     Stock       Investment     Growth &       Income                    Participant
Assets                              Account       Account       Income          Trust         Voyager       Loans          Total
Cash and short-term
  investments . . . . . . . . .  $    41,742    $   259,915    $  146,926    $   62,283    $  180,536    $   56,300    $   747,702

Notes receivable
  from participants . . . . . .         -              -             -             -             -          863,724        863,724

Investment in Trinity
  common stock, at market . . .   13,156,629           -             -             -             -             -        13,156,629

Investment in guaranteed
  investment contracts, at
  contract value  . . . . . . .         -        38,995,425          -             -             -             -        38,995,425

Investment in Putnam mutual
  funds, at market  . . . . . .         -              -        7,820,477     4,672,605     7,076,364          -        19,569,446

Interest receivable . . . . . .          390        170,475           179            85           185           400        171,714

Contribution receivable
  from Trinity  . . . . . . . .      695,789      1,862,773       550,244       284,627       609,861          -         4,003,294

Contribution receivable
  from employees. . . . . . . .      229,860        504,942       176,516        85,831       199,050          -         1,196,199

Plan Equity . . . . . . . . . .  $14,124,410    $41,793,530    $8,694,342    $5,105,431    $8,065,996    $  920,424    $78,704,133

See accompanying notes to financial statements.



                                    Profit Sharing Plan for Employees
                           of Trinity Industries, Inc. and Certain Affiliates
                         Statement of Financial Condition, With Fund Information
                                             March 31, 1995

                                                               ---------Putnam Mutual Funds---------
                                                 Guaranteed                   U. S. Govt.
                                     Stock       Investment     Growth &       Income                    Participant
Assets                              Account       Account       Income          Trust         Voyager       Loans          Total
Cash and short-term
  investments . . . . . . . . .  $    16,953     $    49,977    $    6,079    $     -       $  102,359    $   44,618    $    219,986

Notes receivable
  from participants . . . . . .         -               -             -             -             -          768,096         768,096

Investment in Trinity
  common stock, at market . . .   11,192,467            -             -             -             -             -         11,192,467

Investment in guaranteed
  investment contracts, at
  contract value  . . . . . . .         -         31,592,821          -             -             -             -         31,592,821

Investment in Putnam mutual
  funds, at market  . . . . . .         -               -        4,395,494     3,385,933     3,463,774          -         11,245,201

Interest receivable . . . . . .          369         195,414        31,851        61,111           491           370         289,606

Contribution receivable
  from Trinity  . . . . . . . .      633,666       1,720,912       383,541       257,537       404,072          -          3,399,728

Contribution receivable
  from employees. . . . . . . .      187,758         475,196       117,460        73,752       110,260          -            964,426

Plan Equity . . . . . . . . . .  $12,031,213     $34,034,320    $4,934,425    $3,778,333    $4,080,956    $  813,084    $ 59,672,331

See accompanying notes to financial statements.


                                   Profit Sharing Plan for Employees
                           of Trinity Industries, Inc. and Certain Affiliates
                  Statement of Income and Changes in Plan Equity, With Fund Information
                                        Year Ended March 31, 1996

                                                                    --------Putnam Mutual Funds--------
                                                     Guaranteed                   U. S. Govt.
                                         Stock       Investment     Growth &       Income                 Participant
Assets                                  Account       Account       Income          Trust       Voyager      Loans          Total
Net investment income:
   Interest . . . . . . . . . . . .   $     5,982   $ 2,405,823   $    2,869    $  293,918   $    2,195   $    5,447    $ 2,716,234
   Dividends. . . . . . . . . . . .       227,852          -         443,358          -         329,350         -         1,000,560
                                          233,834     2,405,823      446,227       293,918      331,545        5,447      3,716,794
Realized gain(loss) on investments:
   Aggregate proceeds . . . . . . .     2,316,897    13,731,385    2,358,759     1,363,200    2,313,851      281,365     22,365,457
   Aggregate costs    . . . . . . .    (2,316,897)  (13,731,385)  (2,326,454)   (1,370,449)  (2,294,191)    (281,365)   (22,320,741)
Net realized gain(loss) . . . . . .          -             -          32,305        (7,249)      19,660         -            44,716


Unrealized appreciation (depreciation)
   of investments . . . . . . . . .      (788,303)         -       1,204,205        84,158    1,331,542          (44)     1,831,558

Contributions:
   Employee contribution. . . . . .     2,772,131     6,118,003    1,996,984     1,087,979    2,027,629      289,602     14,292,328
   Employer contribution. . . . . .       695,789     1,862,773      570,775       284,627      589,330         -         4,003,294
                                        3,467,920     7,980,776    2,567,759     1,372,606    2,616,959      289,602     18,295,622

Withdrawals, distributions
   and transfers. . . . . . . . . .      (820,254)   (2,627,389)    (490,579)     (416,335)    (314,666)    (187,665)    (4,856,888)

Net increase in Plan equity . . . .     2,093,197     7,759,210    3,759,917     1,327,098    3,985,040      107,340     19,031,802

Plan equity:
   Beginning of year .  . . . . . .    12,031,213    34,034,320    4,934,425     3,778,333    4,080,956      813,084     59,672,331
   End of year  . . . . . . . . . .   $14,124,410   $41,793,530   $8,694,342    $5,105,431   $8,065,996   $  920,424    $78,704,133

See accompanying notes to financial statements.

                                   Profit Sharing Plan for Employees
                           of Trinity Industries, Inc. and Certain Affiliates
                  Statement of Income and Changes in Plan Equity, With Fund Information
                                        Year Ended March 31, 1995

                                                                    ---------Putnam Mutual Funds---------
                                                     Guaranteed                  U. S. Govt.
                                         Stock       Investment     Growth &       Income                  Participant
Assets                                  Account       Account       Income          Trust       Voyager       Loans        Total
Net investment income:
   Interest . . . . . . . . . . . .   $     5,210   $ 2,201,037   $      871   $  224,450    $    1,276   $    2,707    $ 2,435,551
   Dividends. . . . . . . . . . . .       181,964          -         233,501         -          124,601         -           540,066
   Other    . . . . . . . . . . . .          -             -            -            -             -         426,863        426,863
                                          187,174     2,201,037      234,372      224,450       125,877      429,570      3,402,480
Realized gain(loss) on investments:
   Aggregate proceeds . . . . . . .     2,434,730    14,249,171    1,683,054    1,386,786     1,492,338         -        21,246,079
   Aggregate costs    . . . . . . .    (2,434,730)  (14,249,171)  (1,678,150)  (1,402,797)   (1,482,447)        -       (21,247,295)
Net realized gain(loss) . . . . . .          -             -           4,904      (16,011)        9,891         -            (1,216)


Unrealized appreciation (depreciation)
   of investments . . . . . . . . .      (245,895)         -         248,330      (50,592)      303,866          (81)       255,628

Contributions:
   Employee contribution. . . . . .     1,827,576     4,499,784    1,270,743      930,977     1,145,353      (17,444)     9,656,989
   Employer contribution. . . . . .       633,665     1,720,912      428,277      257,537       359,336         -         3,399,727
                                        2,461,241     6,220,696    1,699,020    1,188,514     1,504,689      (17,444)    13,056,716

Withdrawals, distributions
   and transfers. . . . . . . . . .      (218,585)   (2,225,366)    (369,160)    (477,085)     (131,969)    (240,072)    (3,662,237)

Net increase in Plan equity . . . .     2,183,935     6,196,367    1,817,466      869,276     1,812,354      171,973     13,051,371

Plan equity:
   Beginning of year .  . . . . . .     9,847,278    27,837,953    3,116,959    2,909,057     2,268,602      641,111     46,620,960
   End of year  . . . . . . . . . .   $12,031,213   $34,034,320   $4,934,425   $3,778,333    $4,080,956   $  813,084    $59,672,331

See accompanying notes to financial statements.


                                   Profit Sharing Plan for Employees
                           of Trinity Industries, Inc. and Certain Affiliates
                  Statement of Income and Changes in Plan Equity, With Fund Information
                                        Year Ended March 31, 1994

                                                                    ---------Putnam Mutual Funds---------
                                                     Guaranteed                  U. S. Govt.
                                         Stock       Investment     Growth &       Income                  Participant
Assets                                  Account       Account       Income          Trust     Voyager         Loans        Total
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



                    Profit Sharing Plan for Employees
             of Trinity Industries, Inc. and Certain Affiliates
                       Notes to Financial Statements
                               March 31, 1996


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

    Participation - Each employee is eligible to contribute to the Plan on the first day of the calendar quarter on or immediately following his employment date with the Company and must meet the following requirements:

           * Must be classified as a full-time, part-time, or temporary employee of Trinity Industries, Inc.; and

           * Must be in a unit of employees who are designated as eligible to participate in the Plan; and

           * Must not be included in a unit of employees covered by a collective bargaining agreement unless benefits under this Plan were included in an agreement as a result of good faith bargaining.

            Eligible employees automatically become participants and must indicate on the form or forms provided by the Committee whether or not they want to make contributions to the plan. If they elect to contribute, they will authorize the Employer to make payroll deductions for contributions to the Plan.

    Contributions - Each Plan participant agrees to contribute not less than two percent nor more than ten percent of their compensation in one percent increments as designated by the participant. A participant's salary reduction may not exceed $9,500 and $9,240 per calendar year ended 1996 and 1995, respectively. A salary reduction and contribution agreement must be entered into by each employee as the employee begins participation in the Plan and may be amended by such employee twice each year.


    Employer matching contributions shall be made if Company earnings are at least $0.333 per share of common stock and sufficient to pay dividends to stockholders ($0.68, $0.68 and $0.64 per share for the years ended March 31, 1996, 1995, and 1994, respectively). If the Employer matching contribution is made, then each participant with at least five years of service, shall receive an amount equal to 50 percent of that portion of such participant's employee contribution which does not exceed six percent of such participant's total compensation for the year. If the Employer matching contribution is made, then each participant with at least one but less than five years of service shall receive an amount equal to 25 percent of that portion of such participant's employee contribution which does not exceed six percent of such participant's total compensation for the year.

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

              (b) Guaranteed Investment Contract Investment Account (the "Guaranteed Investment Account") invests in guaranteed investment contracts issued by various insurance companies selected annually by the Committee. At March 31, 1996, the guaranteed investment contracts had guaranteed annual rates of return of 9.06% (GAC 5027), 6.24% (GAC 627-05387), 6.08%
              (GAC 20254),8.31% (GAC 7614) and 5.15% (GAC 7219).



              At March 31, 1995, the guaranteed investment contracts had guaranteed annual rates of return of 8.8% (GAC 4854), 9.06% (GAC 5027), 6.24% (GAC 627-05387), 8.31% (GAC 7614) and 5.15%
         (GAC 7219).

              Participant's accounts invested in the Guaranteed Investment Account earn interest at a rate blended from all of the contracts included in the Guaranteed Investment Account. The account is credited with earnings on the underlying investments and charged for plan withdrawals and administrative expenses charged by the insurance companies. Transfers of participants accounts to and from the Guaranteed Investment Account are not permitted.

              (c) Putnam Mutual Funds Investment Accounts (the "Putnam Mutual Funds") invests in three mutual funds selected by the
              Committee.   At March 31, 1996, the funds are U.S. Government
              Income Trust, Growth and Income, and Voyager.

    Participants may elect the extent to which assets are invested in the options described above in increments of 10 percent or 25 percent. At March 31, 1996, 1995 and 1994, the majority of participants had elected to participate in the guaranteed investment contracts.

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

    Administration of the Plan - The Plan is administered by the Committee, consisting of at least three persons who are appointed by the Board. The members of the Committee serve at the pleasure of the Board, and any committee member who is an employee of the Employer shall not receive compensation for his services.

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


    Income tax status - The Plan has received a determination letter from the Internal Revenue Service dated November 4, 1994 stating that the Plan is a qualified plan under Section 401(a) of the Internal Revenue Code of 1986 (the "Code") and that the Trust is exempt from federal income tax under Section 501(a) of the Code. Certain changes have been made to the Plan and a determination letter has been requested from the Internal Revenue Service. The Committee believes the Plan is being operated in compliance with applicable requirements of the code. The Committee is not aware of any course of action or series of events that have occurred that might adversely affect the plan's qualified status.

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


2.  Significant Accounting Policies


    Investments and investment income - Investments in the common stock of the Employer and the Putnam Mutual Funds are valued at the last reported sales price on the last business day of the Plan year as reported on a national securities exchange. The investments in guaranteed investment contracts are valued at cost which approximates market value. The Plan is in compliance with AICPA Statement of Position 94-4, "Reporting of investment contracts held by health and welfare benefit plans and defined contribution pension plans," with fair market value approximating stated value for the guaranteed investment contracts.

   Security transactions are recorded on a trade date basis. The statement of income and changes in Plan equity include net unrealized appreciation or depreciation in market value on investments. The Plan's financial statements are prepared on an accrual basis.

       Realized gains and losses - Realized gains and losses have been calculated using historical cost (first in, first out).

       Use of estimates in the preparation of financial statements - The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates from which actual results may differ.


       Prior year financial statements have been restated in order to comply with the provisions of the AICPA Statement of Position 92-6 "Accounting and Reporting by Health and Welfare Benefit Plans."
   Amounts previously reported as benefits payable have been included in plan equity and the distributed amounts have been adjusted accordingly.



3.  Investments

    Investments are as follows:

                             March 31, 1996              March 31, 1995
                            Cost       Market          Cost        Market
Trinity Industries,
 Inc. common
 stock                   $10,343,845  $13,156,629*   $ 7,591,381  $11,192,467

Guaranteed investment
 contracts

   GAC 20254               9,330,804    9,330,804*         -            -
   GAC 4854                    -            -          7,669,687    7,669,687
   GAC 7219                8,226,153    8,226,153*     7,823,255    7,823,255
   GAC 5027                4,776,358    4,776,358*     4,347,428    4,347,428
   GAC 627-05387           3,667,622    3,667,622      3,451,726    3,451,726
   GAC 7614               12,994,488   12,994,488*     8,300,725    8,300,725
                          38,995,425   38,995,425     31,592,821   31,592,821
Putnam mutual funds
  U.S. Govt.
   Income Trust            4,823,110   4,672,605*      3,620,596    3,385,933

  Growth & Income          6,434,059   7,820,477*      4,213,280    4,395,494

  Voyager                  5,347,346   7,076,364*      3,066,299    3,463,774

                          16,604,515   19,569,446     10,900,175   11,245,201

Participant loans            864,088      863,724        768,416      768,096
                         $66,807,873  $72,585,224    $50,852,793  $54,798,585

* Investment represents 5 percent or more of the fair value of total assets.

4.  Reconciliation of Financial Statements to the Form 5500

    The following is a reconciliation of plan equity per the financial statements to the Form 5500:

                                                         March 31
                                                    1996          1995

Plan equity per the financial statements         $78,704,133  $59,672,331
Amounts allocated to withdrawing participants     (1,545,308)    (778,329)
Plan equity per the Form 5500                    $77,158,825  $58,894,002



    The following is a reconciliation of withdrawals, distributions and transfers per the financial statements to the Form 5500:


                                                     Year Ended March 31
                                                       1996       1995
Withdrawals, distributions and transfers
  per the financial statements                      $4,856,888  $3,662,237
Amounts allocated to withdrawing participants at
  end of year                                        1,545,308     778,329
Amounts allocated to withdrawing participants at
  beginning of year                                   (778,329)   (930,061)
 Withdrawals, distributions and transfers
  per the Form 5500                                 $5,623,867  $3,510,505

    Amounts allocated to withdrawing participants are recorded on the Form 5500 for withdrawals that have been processed and approved for payment prior to March 31 but not yet paid as of that date.

5.  Unrealized Appreciation (Depreciation) of Investments

    Unrealized appreciation (depreciation) of investments in Trinity common stock, Putnam mutual funds, and Participant loans for the years ended March 31, 1996, 1995, and 1994 were determined as follows:

                                                            Net
                         Investments     Investments      increase
                         at market        at cost       (decrease)
March 31, 1996
Trinity common stock
    March 31, 1996      $13,156,629     $10,343,846     $2,812,783
    March 31, 1995       11,192,467       7,591,381      3,601,086
                          1,964,162       2,752,465       (788,303)

Putnam mutual funds
    March 31, 1996       19,569,446      16,604,515      2,964,931
    March 31, 1995       11,245,201      10,900,175        345,026
                          8,324,245       5,704,340      2,619,905

Participant loans
    March 31, 1996          863,724         864,088           (364)
    March 31, 1995          768,096         768,416           (320)
                             95,628          95,672            (44)

Increase in unrealized
  appreciation of
  investments           $10,384,035     $ 8,552,477     $1,831,558


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



6.  Expenses

    The expenses incurred by the Trustee in the performance of its duties, including the Trustee's compensation and the services of the recordkeeper, shall be paid by the Plan unless paid by the Employer. The Employer paid $300,751, $268,624, and $196,608, for recordkeeping and trustee fees on behalf of the Plan for the fiscal years ended March 31, 1996, 1995, and 1994, respectively.
                               Index to Exhibits


Number                Description                      Page
  1     Consent of Independent Auditors                 20



                        Consent of Independent Auditors


    We consent to the incorporation by reference in Post Effective Amendment No. 1 to the Registration Statement (Form S-8, File No. 33-10937) pertaining to the Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates and in the related Prospectus of our report dated June 21, 1996, with respect to the financial statements and supplemental schedules of the Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates included in this Annual Report (Form 11-K) for the year ended March 31, 1996.




                                                              ERNST & YOUNG LLP
Dallas, Texas
June 27, 1996


                       Profit Sharing Plan for Employees
               of Trinity Industries, Inc. And Certain Affiliates
                    Item 27(a) - Assets Held for Investment
                                 March 31, 1996

                                    Units,
                                    shares,
                                    or face                   Current
     Identity                       amount       Cost         value

Short Term Money Market
  investments                                $   747,702   $   747,702

Trinity Industries, Inc.
  common stock                     377,251    10,343,845    13,156,629


Guaranteed Investment Contracts
  Allstate Life Insurance Co.
    GAC 5027, 9.06%                            4,776,358     4,776,358

  John Hancock Mutual Life
    GAC 7219, 5.15%                            8,226,153     8,226,153
    GAC 7614  8.31%                           12,994,488    12,994,488

  Metropolitan Life Ins Co.
   GAC 20254 6.08%                             9,330,804     9,330,804

  Provident Life & Accident
  Insurance Co.
    GAC 627-05387, 6.24%                       3,667,622     3,667,622
                                              38,995,425    38,995,425


  Putnam mutual funds
  U. S. Govt.
  Income Trust                     365,333     4,823,110     4,672,605

  Growth & Income                  458,679     6,434,059     7,820,477

  Voyager                          437,082     5,347,346     7,076,364
                                              16,604,515    19,569,446


Participant loans                                   -          863,724
                                             $66,691,487   $73,332,926


                     Profit Sharing Plan for Employees
            of Trinity Industries, Inc. and Certain Affiliates
                   Item 27(d) - Reportable Transactions
                         Year Ended March 31, 1996
                  (Pursuant to ERISA  2520.103-6(d)(2))


                         ----- Purchases -----   ---------- Sales ----------
                         Number of                Number of             Net
                         trans-                   trans-                gain
                         actions        Cost      actions    Proceeds  (loss)

Category (i)
Individual transactions
in excess of 5% of Plan
equity

Allstate Life               -           -            1      $8,233,530   -
Insurance Co.
GAC 4854, 8.8%

Category (iii)
Series of securities
transactions in excess
of 5% of Plan equity

John Hancock Mutual         2       $4,693,763       -         -         -
Life GAC 7614, 8.31%

Metropolitan Life           3       $9,330,804       -         -         -
Insurance Co.
GAC 20254, 6.08%

Putnam Growth and Income Fund       $3,424,983

Putnam Voyager Fund                 $3,513,229



There were no category (ii) or (iv) reportable transactions.