Form 10-Q
period 1996-06-30
TRINITY INDUSTRIES INC
filed 1996-08-12
CIK 99780

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q


  (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 1996

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

                               41,657,082

  (Number of shares of common stock outstanding as of June 30, 1996)



                                 Part I

  Item 1 - Financial Statements

                        Trinity Industries, Inc.
                       Consolidated Balance Sheet
                               (unaudited)
                   (in millions except per share data)

                                                  June 30    March 31
  Assets                                            1996       1996

  Cash and cash equivalents . . . . . . . . .     $    4.3   $   15.4
  Receivables . . . . . . . . . . . . . . . .        250.8      293.5
  Inventories:
    Finished goods. . . . . . . . . . . . . .         52.8       38.9
    Work in process . . . . . . . . . . . . .        156.7      146.5
    Raw material and supplies . . . . . . . .        212.0      218.3
      Total inventories                              421.5      403.7
  Property, plant and equipment, at cost:
    Excluding Leasing Subsidiary. . . . . . .        757.1      745.3
    Leasing Subsidiary. . . . . . . . . . . .        351.2      353.7
  Less accumulated depreciation:
    Excluding Leasing Subsidiary. . . . . . .       (348.0)    (336.5)
    Leasing Subsidiary. . . . . . . . . . . .        (71.8)     (70.2)
  Other assets. . . . . . . . . . . . . . . .         52.2       50.9
                                                  $1,417.3   $1,455.8

  Liabilities and Stockholders' Equity

  Short-term debt . . . . . . . . . . . . . .     $  145.0   $  216.0
  Accounts payable and accrued liabilities. .        241.1      222.9
  Billings in excess of cost and related
    earnings. . . . . . . . . . . . . . . . .         17.5       19.2
  Long-term debt:
    Excluding Leasing Subsidiary. . . . . . .         35.5       37.6
    Leasing Subsidiary. . . . . . . . . . . .        163.0      168.8
  Deferred income taxes . . . . . . . . . . .         27.0       30.2
  Other liabilities . . . . . . . . . . . . .         14.4       15.1
                                                     643.5      709.8
  Stockholders' equity:
    Common stock - par value $1 per share;
     authorized 100.0 shares; shares issued
     and outstanding at June 30, 1996 - 41.7
     and March 31, 1996 - 41.6. . . . . . . .         41.7       41.6
    Capital in excess of par value. . . . . .        240.6      239.6
    Retained earnings . . . . . . . . . . . .        491.5      464.8
                                                     773.8      746.0
                                                  $1,417.3   $1,455.8







                         Trinity Industries, Inc.
                      Consolidated Income Statement
                               (unaudited)
                   (in millions except per share data)

                                                        Three Months
                                                        Ended June 30
                                                        1996    1995
Revenues. . . . . . . . . . . . . . . . . . . . . .    $662.5  $604.7

Operating costs:
  Cost of revenues. . . . . . . . . . . . . . . . .     561.7   517.3
  Selling, engineering and administrative expenses.      35.4    30.0
  Interest expense of Leasing Subsidiary. . . . . .       3.9     4.7
  Retirement plans expense. . . . . . . . . . . . .       5.0     3.5
                                                        606.0   555.5
Operating profit. . . . . . . . . . . . . . . . . .      56.5    49.2

Other (income) expenses:
  Interest income . . . . . . . . . . . . . . . . .      (0.2)   (0.2)
  Interest expense - excluding Leasing Subsidiary .       3.4     4.0
  Other, net. . . . . . . . . . . . . . . . . . . .      (1.4)     -
                                                          1.8     3.8
Income before income taxes  . . . . . . . . . . . .      54.7    45.4

Provision (benefit) for income taxes:
  Current . . . . . . . . . . . . . . . . . . . . .      21.7    19.8
  Deferred. . . . . . . . . . . . . . . . . . . . .      (0.8)   (1.9)
                                                         20.9    17.9

Net income. . . . . . . . . . . . . . . . . . . . .    $ 33.8   $27.5

Net income per common and common equivalent share .    $ 0.80   $0.66

Weighted average number of common and common
 equivalent shares outstanding. . . . . . . . . . .      42.1    41.6




                         Trinity Industries, Inc.
                   Consolidated Statement of Cash Flows
                                (unaudited)
                               (in millions)
                                                          Three Months
                                                          Ended June 30
                                                        1996         1995
Cash flows from operating activities:
 Net income . . . . . . . . . . . . . . . . . . . .    $ 33.8       $ 27.5
  Adjustments to reconcile net income to net cash
  provided (required) by operating activities:
   Depreciation:
    Excluding Leasing Subsidiary. . . . . . . . . .      15.6         14.3
    Leasing Subsidiary. . . . . . . . . . . . . . .       4.7          4.9
   Deferred benefit for income taxes. . . . . . . .      (0.8)        (1.9)
   Gain on sale of property, plant and equipment. .      (1.4)        (0.1)
   Other. . . . . . . . . . . . . . . . . . . . . .      (0.1)        (0.8)
   Changes in assets and liabilities:
    Decrease in receivables. . . . . . . . . . . ..      42.4          1.4
    Increase in inventories. . . . . . . . . . . ..     (17.8)       (40.3)
    Increase in other assets . . . . . . . .  . . .      (3.3)        (0.9)
    Increase (decrease) in accounts payable
     and accrued liabilities. . . . . . . . . . . .      16.9        (16.1)
    Decrease in billings in excess of cost and
     related earnings . . . . . . . . . . . . . . .      (1.7)        (0.1)
    Increase (decrease)in other liabilities . . . .       0.6         (1.6)
     Total adjustments  . . . . . . . . . . . . . .      55.1        (41.2)
   Net cash provided (required) by operating
     activities . . . . . . . . . . . . . . . . . .      88.9        (13.7)

Cash flows from investing activities:
 Proceeds from sale of property, plant
  and equipment . . . . . . . . . . . . . . . . . .      14.7          8.4
 Capital expenditures:
  Excluding Leasing Subsidiary. . . . . . . . . . .     (17.6)       (13.0)
  Leasing Subsidiary. . . . . . . . . . . . . . . .     (12.0)       (13.2)
 Payment for purchase of acquisitions,
  net of cash acquired. . . . . . . . . . . . . . .        -          (2.3)
 Cash of acquired subsidiary. . . . . . . . . . . .        -           1.2
   Net cash required by investing activities. . . .     (14.9)       (18.9)

Cash flows from financing activities:
 Issuance of common stock . . . . . . . . . . . . .       1.0          2.6
 Net borrowings (repayments) under short-term debt.     (71.0)        36.0
 Proceeds from issuance of long-term debt . . . . .        -           7.0
 Payments to retire long-term debt. . . . . . . . .      (8.0)       (10.6)
 Dividends paid . . . . . . . . . . . . . . . . . .      (7.1)        (6.8)
   Net cash provided (required) by
    financing activities. . . . . . . . . . . . . .     (85.1)        28.2
Net decrease in cash and cash equivalents. . . . ..     (11.1)        (4.4)
Cash and cash equivalents at beginning of year. . .      15.4         15.3
Cash and cash equivalents at end of period. . . . .    $  4.3       $ 10.9


                            Trinity Industries, Inc.
                 Consolidated Statement of Stockholders' Equity
                                   (unaudited)
                  (in millions except share and per share data)

                                                 Common   Capital
                                     Common       Stock      in               Total
                                      Shares       $1.00    Excess            Stock-
                                 (100,000,000)      Par    of Par  Retained   holders'
                                  Authorized)     Value    Value   Earnings   Equity
Balance at March 31, 1995 . . . .  40,220,694    $40.2    $221.7   $379.3    $641.2
 Other. . . . . . . . . . . . . .   1,325,468      1.3      32.5       -       33.8
 Net income . . . . . . . . . . .        -          -         -      27.5      27.5
 Cash dividends
  ($0.17 per share)   . . . . . .        -          -         -      (6.8)     (6.8)
Balance June 30, 1995 . . . . . .  41,546,162    $41.5    $254.2   $400.0    $695.7


Balance at March 31, 1996 . . . .   41,596,037   $41.6    $239.6   $464.8    $746.0
 Other. . . . . . . . . . . . . .       61,045     0.1       1.0       -        1.1
 Net income . . . . . . . . . . .         -         -         -      33.8      33.8
 Cash dividends
  ($0.17 per share)   . . . . . .         -         -         -      (7.1)     (7.1)
Balance June 30, 1996 . . . . . .   41,657,082   $41.7    $240.6   $491.5    $773.8



The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of the Registrant. In the opinion of the Registrant, all adjustments, consisting only of normal and recurring adjustments necessary to a fair presentation of the financial position of the Registrant as of June 30, 1996 and March 31, 1996, the results of operations for the three month periods ended June 30, 1996 and 1995 and cash flows for the three month periods ended June 30, 1996 and 1995, in conformity with generally accepted accounting principles, have been made.




  Item 2 - Management's Discussion and Analysis of Consolidated
     Financial Condition and Statement of Operations



                           Financial Condition

  The decrease in 'Receivables' at June 30, 1996 compared to March 31, 1996 is primarily due to payments received from certain customer accounts at the end of the quarter. These receipts diminished the need for 'Short-Term Debt' at the end of the current period.


                         Statement of Operations

                   Three Months Ended June 30, 1996 vs.
                     Three Months Ended June 30, 1995

  'Revenues' increased in the current three month period compared to the same period of the prior year due primarily to increased business in the Railcars, Construction Products, and Marine Products segments. The replacement market continues to play a vital role in the Railcars segment. Railcar retirements and scrapings continue to create a healthy demand for freight cars and tank cars. Replacement cycles for various types of vessels are also creating more demand in the Marine Products segment. The demand for inland hopper barges should continue to increase as barge traffic on the nation's rivers remains strong. Construction Products revenues for the current quarter were higher due to increased governmental, residential, and commercial construction. With the emphasis in the repair and upgrading of the nation's highway system, demand for construction products is expected to remain favorable.

  The increase in 'Operating profit' in the current period is principally due to improved results from the Railcars, Marine
  Products, Construction Products, and Containers segments.


                            Subsequent Events

  At the Annual Meeting of Stockholders held July 17, 1996, stockholders elected eight incumbent directors for a one year term.





                                 Part II



  Item 6 - Exhibits and Reports on Form 8-K.

       (a)  Exhibits

       Exhibit
       Number           Description
         27       Financial Data Schedule

       (b) Form 8-K was filed on June 27, 1996 that reported an Agreement and Plan of Merger by and among Transcisco
            Industries, Inc., the Registrant, and Trinity Y, Inc., a wholly-owned subsidiary of the Registrant.




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





                              Trinity Industries, Inc.


                              By:  /s/ F. Dean Phelps
                                   F. Dean Phelps
                                   Vice President






  August 9, 1996





                              Index to Exhibit


No.                                 Description                 Page
27                      Financial Data Schedule                  *


EXHIBIT 27
[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          MAR-31-1997
[PERIOD-END]                               JUN-30-1996
[CASH]                                       4,300,000
[SECURITIES]                                         0
[RECEIVABLES]                              250,800,000
[ALLOWANCES]                                         0
[INVENTORY]                                421,500,000
[CURRENT-ASSETS]                                     0
[PP&E]                                   1,108,300,000
[DEPRECIATION]                           (419,800,000)
[TOTAL-ASSETS]                           1,417,300,000
[CURRENT-LIABILITIES]                                0
[BONDS]                                              0
[COMMON]                                    41,700,000
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                 732,100,000
[TOTAL-LIABILITY-AND-EQUITY]             1,417,300,000
[SALES]                                              0
[TOTAL-REVENUES]                           662,500,000
[CGS]                                                0
[TOTAL-COSTS]                              561,700,000
[OTHER-EXPENSES]                            44,300,000
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                           3,400,000
[INCOME-PRETAX]                             54,700,000
[INCOME-TAX]                                20,900,000
[INCOME-CONTINUING]                         33,800,000
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                33,800,000
[EPS-PRIMARY]                                      .80
[EPS-DILUTED]                                        0