Form 10-Q
period 1996-09-30
TRINITY INDUSTRIES INC
filed 1996-10-24
CIK 99780

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q


  (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended September 30, 1996

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

                               42,982,257

  (Number of shares of common stock outstanding as of September 30,
  1996)



                                 Part I

  Item 1 - Financial Statements

                        Trinity Industries, Inc.
                       Consolidated Balance Sheet
                               (unaudited)
                   (in millions except per share data)

                                               September 30  March 31
  Assets                                            1996       1996

  Cash and cash equivalents . . . . . . . . .     $   19.2   $   15.4
  Receivables . . . . . . . . . . . . . . . .        256.7      293.5
  Inventories:
    Finished goods. . . . . . . . . . . . . .         43.0       38.9
    Work in process . . . . . . . . . . . . .        152.6      146.5
    Raw material and supplies . . . . . . . .        208.7      218.3
      Total inventories                              404.3      403.7
  Property, plant and equipment, at cost:
    Excluding Leasing Subsidiary. . . . . . .        801.5      745.3
    Leasing Subsidiary. . . . . . . . . . . .        400.2      353.7
  Less accumulated depreciation:
    Excluding Leasing Subsidiary. . . . . . .       (362.7)    (336.5)
    Leasing Subsidiary. . . . . . . . . . . .        (74.9)     (70.2)
  Other assets. . . . . . . . . . . . . . . .        100.3       50.9
                                                  $1,544.6   $1,455.8

  Liabilities and Stockholders' Equity

  Short-term debt . . . . . . . . . . . . . .     $  200.0   $  216.0
  Accounts payable and accrued liabilities. .        233.5      222.9
  Billings in excess of cost and related
    earnings. . . . . . . . . . . . . . . . .         24.3       19.2
  Long-term debt:
    Excluding Leasing Subsidiary. . . . . . .         35.8       37.6
    Leasing Subsidiary. . . . . . . . . . . .        154.6      168.8
  Deferred income taxes . . . . . . . . . . .         30.4       30.2
  Other liabilities . . . . . . . . . . . . .         22.6       15.1
                                                     701.2      709.8
  Stockholders' equity:
    Common stock - par value $1 per share;
     authorized 100.0 shares; shares issued
     and outstanding at September 30, 1996 -
     43.0 and March 31, 1996 - 41.6. . . .  .         43.0       41.6
    Capital in excess of par value. . . . . .        281.8      239.6
    Retained earnings . . . . . . . . . . . .        518.6      464.8
                                                     843.4      746.0
                                                  $1,544.6   $1,455.8







                         Trinity Industries, Inc.
                      Consolidated Income Statement
                               (unaudited)
                   (in millions except per share data)

                                                        Six Months
                                                    Ended September 30
                                                       1996     1995
Revenues. . . . . . . . . . . . . . . . . . . . . . $1,305.5 $1,233.2

Operating costs:
  Cost of revenues. . . . . . . . . . . . . . . . .  1,103.2  1,058.5
  Selling, engineering and administrative expenses.     71.6     59.5
  Interest expense of Leasing Subsidiary. . . . . .      7.7      9.2
  Retirement plans expense. . . . . . . . . . . . .      8.7      6.8
                                                     1,191.2  1,134.0
Operating profit. . . . . . . . . . . . . . . . . .    114.3     99.2

Other (income) expenses:
  Interest income . . . . . . . . . . . . . . . . .     (0.5)    (1.3)
  Interest expense - excluding Leasing Subsidiary .      6.4      8.9
  Other, net. . . . . . . . . . . . . . . . . . . .     (2.1)     0.2
                                                         3.8      7.8
Income before income taxes  . . . . . . . . . . . .    110.5     91.4

Provision (benefit) for income taxes:
  Current . . . . . . . . . . . . . . . . . . . . .     43.9     45.0
  Deferred. . . . . . . . . . . . . . . . . . . . .     (1.6)    (9.0)
                                                        42.3     36.0

Net income. . . . . . . . . . . . . . . . . . . . .  $  68.2  $  55.4

Net income per common and common equivalent share .  $  1.62  $  1.32

Weighted average number of common and common
 equivalent shares outstanding. . . . . . . . . . .     42.2     41.9

                          Trinity Industries, Inc.
                       Consolidated Income Statement
                                (unaudited)
                    (in millions except per share data)

                                                       Three Months
                                                    Ended September 30
                                                       1996     1995
Revenues. . . . . . . . . . . . . . . . . . . . . .   $643.0   $628.5

Operating costs:
  Cost of revenues. . . . . . . . . . . . . . . . .    541.5    541.2
  Selling, engineering and administrative expenses.     36.2     29.5
  Interest expense of Leasing Subsidiary. . . . . .      3.8      4.5
  Retirement plans expense. . . . . . . . . . . . .      3.7      3.3
                                                       585.2    578.5
Operating profit. . . . . . . . . . . . . . . . . .     57.8     50.0

Other (income) expenses:
  Interest income . . . . . . . . . . . . . . . . .     (0.3)    (1.1)
  Interest expense - excluding Leasing Subsidiary .      3.0      4.9
  Other, net. . . . . . . . . . . . . . . . . . . .     (0.7)     0.2
                                                         2.0      4.0
Income before income taxes  . . . . . . . . . . . .     55.8     46.0

Provision (benefit) for income taxes:
  Current . . . . . . . . . . . . . . . . . . . . .     22.2     25.2
  Deferred. . . . . . . . . . . . . . . . . . . . .     (0.8)    (7.1)
                                                        21.4     18.1

Net income. . . . . . . . . . . . . . . . . . . . .   $ 34.4   $ 27.9

Net income per common and common equivalent share .   $ 0.81   $  .66

Weighted average number of common and common
 equivalent shares outstanding. . . . . . . . . . .     42.4     42.0














                         Trinity Industries, Inc.
                   Consolidated Statement of Cash Flows
                                (unaudited)
                               (in millions)
                                                           Six Months
                                                        Ended September 30
                                                        1996         1995
Cash flows from operating activities:
 Net income . . . . . . . . . . . . . . . . . . . .    $ 68.2       $ 55.4
  Adjustments to reconcile net income to net cash
  provided (required) by operating activities:
   Depreciation:
    Excluding Leasing Subsidiary. . . . . . . . . .      38.4         26.4
    Leasing Subsidiary. . . . . . . . . . . . . . .       8.8          9.3
   Deferred benefit for income taxes. . . . . . . .      (1.6)        (9.0)
   Gain on sale of property, plant and equipment. .      (1.8)        (0.2)
   Other. . . . . . . . . . . . . . . . . . . . . .       0.7         (4.6)
   Changes in assets and liabilities:
    Decrease in receivables. . . . . . . . . . . ..      43.0          4.3
    (Increase) decrease in inventories. . . . . . .       1.9        (55.2)
    Increase in other assets . . . . . . . .  . . .     (27.8)        (1.6)
    Increase (decrease) in accounts payable
     and accrued liabilities. . . . . . . . . . . .      10.7        (60.9)
    Increase in billings in excess of cost and
     related earnings . . . . . . . . . . . . . . .       5.1         11.9
    Increase (decrease)in other liabilities . . . .      (6.6)         2.8
     Total adjustments  . . . . . . . . . . . . . .      70.8        (76.8)
   Net cash provided (required) by operating
     activities . . . . . . . . . . . . . . . . . .     139.0        (21.4)

Cash flows from investing activities:
 Proceeds from sale of property, plant
  and equipment . . . . . . . . . . . . . . . . . .      15.9         51.4
 Capital expenditures:
  Excluding Leasing Subsidiary. . . . . . . . . . .     (35.9)       (22.7)
  Leasing Subsidiary. . . . . . . . . . . . . . . .     (68.9)       (32.0)
 Payment for purchase of acquisitions,
  net of cash acquired. . . . . . . . . . . . . . .        -         (11.8)
 Cash of acquired subsidiary. . . . . . . . . . . .       2.3          1.2
   Net cash required by investing activities. . . .     (86.6)       (13.9)

Cash flows from financing activities:
 Issuance of common stock . . . . . . . . . . . . .       1.4          2.6
 Net borrowings (repayments) under short-term debt.     (16.0)        57.0
 Proceeds from issuance of long-term debt . . . . .        -           7.0
 Payments to retire long-term debt. . . . . . . . .     (19.9)       (20.1)
 Dividends paid . . . . . . . . . . . . . . . . . .     (14.1)       (13.8)
   Net cash provided (required) by
    financing activities. . . . . . . . . . . . . .     (48.6)        32.7
Net increase (decrease) in cash and cash
  equivalents. . . . . . . . . . . . . . . . . . . .      3.8         (2.6)
Cash and cash equivalents at beginning of year. . .      15.4         15.3
Cash and cash equivalents at end of period. . . . .    $ 19.2       $ 12.7


                            Trinity Industries, Inc.
                 Consolidated Statement of Stockholders' Equity
                                   (unaudited)
                  (in millions except share and per share data)

                                                 Common   Capital
                                     Common       Stock      in               Total
                                     Shares       $1.00    Excess             Stock-
                                 (100,000,000)      Par    of Par  Retained   holders'
                                  Authorized)     Value    Value   Earnings   Equity
Balance at March 31, 1995 . . . .  40,220,694    $40.2    $221.7   $379.3    $641.2
 Other. . . . . . . . . . . . . .   1,330,252      1.4      17.5       -       18.9
 Net income . . . . . . . . . . .        -          -         -      55.4      55.4
 Cash dividends
  ($0.34 per share)   . . . . . .        -          -         -     (14.2)    (14.2)
Balance September 30, 1995  . . .  41,550,946    $41.6    $239.2   $420.5    $701.3







Balance at March 31, 1996 . . . .   41,596,037   $41.6    $239.6   $464.8    $746.0
 Other. . . . . . . . . . . . . .    1,386,220     1.4      42.2       -       43.6
 Net income . . . . . . . . . . .         -         -         -      68.2      68.2
 Cash dividends
  ($0.34 per share)   . . . . . .         -         -         -     (14.4)    (14.4)
Balance September 30, 1996  . . .   42,982,257   $43.0    $281.8   $518.6    $843.4






The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of the Registrant. In the opinion of the Registrant, all adjustments, consisting only of normal and recurring adjustments necessary to a fair presentation of the financial position of the Registrant as of September 30, 1996 and March 31, 1996, the results of operations for the six and three month periods ended September 30, 1996 and 1995 and cash flows for the six month periods ended September 30, 1996 and 1995, in conformity with generally accepted accounting principles, have been made.

                          Trinity Industries, Inc.
                 Notes to Consolidated Financial Statements
                             September 30, 1996


       Acquisitions

       On September 3, 1996, the Registrant acquired, pursuant to a merger agreement through a wholly-owned subsidiary of the Registrant, 100 percent of the outstanding common stock of Transcisco Industries, Inc. in exchange for approximately, 1.3 million shares of common stock of the Registrant. Transcisco is a diversified railcar services company engaged in railcar maintenance and repair, specialty railcar leasing and management services and Russian rail transportation services through its 23.5 percent ownership of SFAT, Russia's leading private rail transportation firm.

       The acquisition was accounted for by the purchase method. The operations of Transcisco have been included in the consolidated financial statements of the Registrant from the effective date of the acquisition. Contribution from this acquisition to revenues and operating profit for the six month period ended September 30, 1996 was not material.


       Subsequent Events

       On October 1, 1996, the Registrant's ocean-going marine vessel subsidiary, Halter Marine Group, Inc. ("Halter"), completed its previously announced initial public offering of three million shares of its common stock, representing approximately 17 percent of the total outstanding shares of common stock of Halter. At the conclusion of the offering, the Registrant retained 15 million shares, or approximately 83 percent of the total outstanding common stock of Halter. Halter used the net proceeds of approximately $29.6 million from the stock offering to repay income taxes payable to the Registrant and a portion of the indebtedness incurred under Halter's new bank credit facility.

       Halter, based in Gulfport, MS, manufactures and markets a broad range of small- to mid-size commercial, military and government vessels, including offshore support vessels, offshore double-hull tank barges, patrol boats, landing craft, oceanographic research vessels, tugboats, towboats and luxury yachts.











  Item 2 - Management's Discussion and Analysis of Consolidated
     Financial Condition and Statement of Operations



                           Financial Condition

  The increase in 'Property, plant and equipment, at cost: Excluding Leasing Subsidiary' and 'Other assets' at September 30, 1996 compared to March 31, 1996 is primarily due to the acquisition of Transcisco Industries, Inc. in the second quarter of the current year. 'Other assets' includes the investment in SFAT recorded on the equity method. The decrease in 'Receivables' at September 30, 1996 compared to March 31, 1996 is primarily due to payments received from certain customer accounts at the end of the quarter.


                         Statement of Operations

                 Six Months Ended September 30, 1996 vs.
                   Six Months Ended September 30, 1995

  'Revenues' increased in the current six month period compared to the same period of the prior year due primarily to increased business in the Railcars, Marine Products, and Construction Products segments. The Railcars segment continued to benefit from the existing replacement cycle and associated market demand. The replacement cycle for various types of vessels are also playing an important role in creating more demand in the Marine Products segment. Additionally, 'Revenues' of the Marine Products segment increased due to the completed expansion of certain of its facilities and the resulting increases in throughput. 'Revenues' of the Construction Products segment for the current period were higher due to the improved demand for highway safety products, coupled with continuing demand for ready-mix concrete and aggregates. With the emphasis in the repair and upgrading of the nation's highway system, demand for construction products is expected to remain positive.

  The increase in 'Operating profit' in the current period is principally due to improved results from the Railcars, Marine
  Products, Construction Products, and Containers segments.


                Three Months Ended September 30, 1996 vs.
                  Three Months Ended September 30, 1995

  'Revenues' and 'Operating profit' increased primarily due to the improved results in the Marine Products segment. The results are due to the reasons stated above.





                                 Part II



  Item 6 - Exhibits and Reports on Form 8-K.

       (a)  Exhibits

       Exhibit
       Number           Description
         27       Financial Data Schedule

       (b) Form 8-K was filed on July 5, 1996 that reported approval by the Registrant's Board of Directors of an initial public offering of the common stock of a newly incorporated wholly-owned subsidiary, Halter Marine Group, Inc.

            Form 8-K was filed on August 20, 1996 that reported additional information on the initial public offering of Halter Marine Group, Inc. See Subsequent Events, page 7.

            Form 8-K was filed on September 10, 1996 that announced the approval of Transcisco's stockholders of that company's merger with and into Trinity Y, Inc., a wholly-owned subsidiary of Trinity Industries, Inc. See Acquisitions, page 7.




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





                              Trinity Industries, Inc.


                              By: /S/ F. Dean Phelps
                                   F. Dean Phelps
                                   Vice President






  October 23, 1996

                              Index to Exhibit


No.                                 Description                 Page
27                      Financial Data Schedule                  *