Form 10-Q
period 1996-12-31
TRINITY INDUSTRIES INC
filed 1997-01-23
CIK 99780

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q


  (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended December 31, 1996

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

                               43,068,927

  (Number of shares of common stock outstanding as of December 31,
  1996)



                                 Part I

  Item 1 - Financial Statements

                        Trinity Industries, Inc.
                       Consolidated Balance Sheet
                               (unaudited)
                   (in millions except per share data)

                                                December 31  March 31
  Assets                                            1996       1996

  Cash and cash equivalents . . . . . . . . .     $   14.5   $   15.4
  Receivables . . . . . . . . . . . . . . . .        260.2      293.5
  Inventories:
    Finished goods. . . . . . . . . . . . . .         47.9       38.9
    Work in process . . . . . . . . . . . . .        122.4      146.5
    Raw material and supplies . . . . . . . .        221.2      218.3
      Total inventories                              391.5      403.7
  Property, plant and equipment, at cost:
    Excluding Leasing Subsidiary. . . . . . .        817.6      745.3
    Leasing Subsidiary. . . . . . . . . . . .        426.5      353.7
  Less accumulated depreciation:
    Excluding Leasing Subsidiary. . . . . . .       (378.0)    (336.5)
    Leasing Subsidiary. . . . . . . . . . . .        (78.6)     (70.2)
  Other assets. . . . . . . . . . . . . . . .        104.9       50.9
                                                  $1,558.6   $1,455.8

  Liabilities and Stockholders' Equity

  Short-term debt . . . . . . . . . . . . . .     $   62.0   $  216.0
  Accounts payable and accrued liabilities. .        316.8      222.9
  Billings in excess of cost and related
    earnings. . . . . . . . . . . . . . . . .         22.3       19.2
  Long-term debt:
    Excluding Leasing Subsidiary. . . . . . .         79.8       37.6
    Leasing Subsidiary. . . . . . . . . . . .        145.9      168.8
  Deferred income taxes . . . . . . . . . . .         31.2       30.2
  Other liabilities . . . . . . . . . . . . .         16.2       15.1
  Minority interest . . . . . . . . . . . . .         16.5        -
                                                     690.7      709.8
  Stockholders' equity:
    Common stock - par value $1 per share;
     authorized 100.0 shares; shares issued
     and outstanding at December 31, 1996 -
     43.1 and March 31, 1996 - 41.6. . . .  .         43.1       41.6
    Capital in excess of par value. . . . . .        278.6      239.6
    Retained earnings . . . . . . . . . . . .        546.2      464.8
                                                     867.9      746.0
                                                  $1,558.6   $1,455.8







                         Trinity Industries, Inc.
                      Consolidated Income Statement
                               (unaudited)
                   (in millions except per share data)

                                                       Nine Months
                                                    Ended December 31
                                                       1996     1995
Revenues. . . . . . . . . . . . . . . . . . . . . . $1,998.4 $1,835.5

Operating costs:
  Cost of revenues. . . . . . . . . . . . . . . . .  1,692.1  1,573.4
  Selling, engineering and administrative expenses.    108.1     89.5
  Interest expense of Leasing Subsidiary. . . . . .     11.2     13.5
  Retirement plans expense. . . . . . . . . . . . .     14.4     10.3
                                                     1,825.8  1,686.7
Operating profit. . . . . . . . . . . . . . . . . .    172.6    148.8

Other (income) expenses:
  Interest income . . . . . . . . . . . . . . . . .     (0.6)    (1.6)
  Interest expense - excluding Leasing Subsidiary .      8.7     13.6
  Other, net. . . . . . . . . . . . . . . . . . . .     (2.8)    (0.9)
                                                         5.3     11.1
Income before income taxes  . . . . . . . . . . . .    167.3    137.7

Provision (benefit) for income taxes:
  Current . . . . . . . . . . . . . . . . . . . . .     66.5     69.1
  Deferred. . . . . . . . . . . . . . . . . . . . .     (2.3)   (14.9)
                                                        64.2     54.2

Net income. . . . . . . . . . . . . . . . . . . . .  $ 103.1  $  83.5

Net income per common and common equivalent share .  $  2.42  $  1.99

Weighted average number of common and common
 equivalent shares outstanding. . . . . . . . . . .     42.6     41.8

                         Trinity Industries, Inc.
                       Consolidated Income Statement
                                (unaudited)
                    (in millions except per share data)

                                                       Three Months
                                                     Ended December 31
                                                       1996     1995
Revenues. . . . . . . . . . . . . . . . . . . . . .   $692.9   $602.3

Operating costs:
  Cost of revenues. . . . . . . . . . . . . . . . .    588.9    514.9
  Selling, engineering and administrative expenses.     36.5     30.0
  Interest expense of Leasing Subsidiary. . . . . .      3.5      4.3
  Retirement plans expense. . . . . . . . . . . . .      5.7      3.5
                                                       634.6    552.7
Operating profit. . . . . . . . . . . . . . . . . .     58.3     49.6

Other (income) expenses:
  Interest income . . . . . . . . . . . . . . . . .     (0.1)    (0.3)
  Interest expense - excluding Leasing Subsidiary .      2.3      4.7
  Other, net. . . . . . . . . . . . . . . . . . . .     (0.7)    (1.1)
                                                         1.5      3.3
Income before income taxes  . . . . . . . . . . . .     56.8     46.3

Provision (benefit) for income taxes:
  Current . . . . . . . . . . . . . . . . . . . . .     22.6     24.1
  Deferred. . . . . . . . . . . . . . . . . . . . .     (0.7)    (5.9)
                                                        21.9     18.2

Net income. . . . . . . . . . . . . . . . . . . . .   $ 34.9   $ 28.1

Net income per common and common equivalent share .   $ 0.80   $  .67

Weighted average number of common and common
 equivalent shares outstanding. . . . . . . . . . .     43.4     41.9













                         Trinity Industries, Inc.
                   Consolidated Statement of Cash Flows
                                (unaudited)
                               (in millions)
                                                           Nine Months
                                                        Ended  December 31
                                                        1996         1995
Cash flows from operating activities:
 Net income . . . . . . . . . . . . . . . . . . . .    $103.1       $ 83.5
 Adjustments to reconcile net income to net cash
  provided (required) by operating activities:
   Depreciation:
    Excluding Leasing Subsidiary. . . . . . . . . .      59.5         41.4
    Leasing Subsidiary. . . . . . . . . . . . . . .      13.9         13.7
   Deferred benefit for income taxes. . . . . . . .      (2.3)       (14.9)
   Gain on sale of property, plant and equipment. .      (1.6)        (2.7)
   Gain on sale of minority interest. . . . . . . .     (15.0)          -
   Other. . . . . . . . . . . . . . . . . . . . . .      (2.4)        (2.1)
   Changes in assets and liabilities:
    Decrease in receivables . . . . . . . . . . . .      41.9         59.5
    (Increase) decrease in inventories. . . . . . .      14.9        (33.8)
    Increase in other assets . . . . . . . .  . . .     (33.2)        (2.1)
    Increase (decrease) in accounts payable
     and accrued liabilities. . . . . . . . . . . .      88.6        (47.2)
    Increase in billings in excess of cost and
     related earnings . . . . . . . . . . . . . . .       5.9         16.8
    Increase (decrease)in other liabilities . . . .     (13.5)         1.4
     Total adjustments  . . . . . . . . . . . . . .     156.7         30.0
   Net cash provided by operating activities. . . .     259.8        113.5

Cash flows from investing activities:
 Proceeds from sale of property, plant
  and equipment . . . . . . . . . . . . . . . . . .      20.4         67.5
 Proceeds from sale of minority interest. . . . . .      33.8          -
 Capital expenditures:
  Excluding Leasing Subsidiary. . . . . . . . . . .     (48.9)       (33.1)
  Leasing Subsidiary. . . . . . . . . . . . . . . .    (102.0)       (46.5)
 Payment for purchase of acquisitions,
  net of cash acquired. . . . . . . . . . . . . . .      (8.7)       (28.6)
 Cash of acquired subsidiary. . . . . . . . . . . .       2.3          1.2
   Net cash required by investing activities. . . .    (103.1)       (39.5)

Cash flows from financing activities:
 Issuance of common stock . . . . . . . . . . . . .       2.2          2.5
 Net repayments under short-term debt . . . . . . .    (154.0)       (29.0)
 Proceeds from issuance of long-term debt . . . . .      50.0          7.0
 Payments to retire long-term debt. . . . . . . . .     (34.4)       (37.1)
 Dividends paid . . . . . . . . . . . . . . . . . .     (21.4)       (20.9)
   Net cash required by financing activities. . . .    (157.6)       (77.5)

Net decrease in cash and cash equivalents . . . . .      (0.9)        (3.5)
Cash and cash equivalents at beginning of year. . .      15.4         15.3
Cash and cash equivalents at end of period. . . . .    $ 14.5       $ 11.8





                            Trinity Industries, Inc.
                 Consolidated Statement of Stockholders' Equity
                                  (unaudited)
                 (in millions except share and per share data)


                                                 Common   Capital
                                      Common      Stock      in               Total
                                      Shares      $1.00    Excess             Stock-
                                  (100,000,000)   Par      of Par  Retained  holders'
                                    Authorized)   Value    Value   Earnings  Equity
Balance at March 31, 1995 . . . .  40,220,694    $40.2    $221.7   $379.3    $641.2
 Other. . . . . . . . . . . . . .   1,329,099      1.4      17.5       -       18.9
 Net income . . . . . . . . . . .        -          -         -      83.5      83.5
 Cash dividends
  ($0.51 per share)   . . . . . .        -          -         -     (21.2)    (21.2)
Balance December 31, 1995 . . . .  41,549,793    $41.6    $239.2   $441.6    $722.4




Balance at March 31, 1996 . . . .  41,596,037    $41.6    $239.6   $464.8    $746.0
 Other. . . . . . . . . . . . . .   1,472,890      1.5      39.0       -       40.5
 Net income . . . . . . . . . . .        -          -         -     103.1     103.1
 Cash dividends
  ($0.51 per share)   . . . . . .        -          -         -     (21.7)    (21.7)
Balance December 31, 1996 . . . .  43,068,927    $43.1    $278.6   $546.2    $867.9








The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of the Registrant. In the opinion of the Registrant, all adjustments, consisting only of normal and recurring adjustments necessary to a fair presentation of the financial position of the Registrant as of December 31, 1996 and March 31, 1996, the results of operations for the nine and three month periods ended December 31, 1996 and 1995 and cash flows for the nine month periods ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles, have been made.

                          Trinity Industries, Inc.
                 Notes to Consolidated Financial Statements
                              December 31, 1996

       General

       On September 25, 1996, the Registrants' ocean-going marine vessel subsidiary Halter Marine Group, Inc. ("Halter") commenced an initial public offering (the "Offering") of Halter Marine Group, Inc. common stock at which time three million shares of common stock, representing approximately 17 percent of the total outstanding shares of common stock of Halter, began trading on the American Stock Exchange. On October 1, 1996, Halter closed the sale of the 3,000,000 shares of its common stock to the public at a price of $11 per share. The net proceeds of the Offering were used to repay a portion of the indebtedness incurred under Halter's bank credit facility and to repay income taxes payable to the Registrant. On October 29, 1996, the underwriters of the Offering exercised their over-allotment option in full for 450,000 shares of common stock.
       The net proceeds from the over-allotment exercise of approximately $4.6 million were used for general corporate purposes of Halter.

       At the conclusion of the Offering, the Registrant retained 15 million shares, or approximately 82 percent of the total outstanding common stock of Halter. The Registrant recorded a gain on sale of the Halter stock of $15 million which is included in Other, net on the Consolidated Income Statement for the current period. The Registrant is considering divesting its remaining interest in Halter though there can be no assurances that a divestiture will ultimately be completed.

       Halter, based in Gulfport, MS, manufactures and markets a broad range of small- to mid-size commercial, military and government vessels, including offshore support vessels, offshore double-hull tank barges, patrol boats, landing craft, oceanographic research vessels, tugboats, towboats and luxury yachts.

       In the third quarter ended December 31, 1996, the Registrant recorded certain charges totaling $15 million, principally for valuation of production facilities determined to be in excess of that required for future business operations which are included in Other, net on the Consolidated Income Statement.




       Acquisitions

       On September 3, 1996, the Registrant acquired, pursuant to a merger agreement through a wholly-owned subsidiary of the Registrant, 100 percent of the outstanding common stock of Transcisco Industries, Inc. ("Transcisco") in exchange for approximately 1.3 million shares of common stock of the Registrant. Transcisco is a diversified railcar services company engaged in railcar maintenance and repair, specialty railcar leasing and management services and Russian rail transportation services through its 20 percent ownership of SFAT, a leading Russian private rail transportation firm.

       The acquisition was accounted for by the purchase method. The operations of Transcisco have been included in the consolidated financial statements of the Registrant from the effective date of the acquisition. Contribution from this acquisition to revenues and operating profit for the nine month and three month periods ended December 31, 1996 was not material.


       Contingencies

       In November, 1996, a jury sitting in the United States District
       Court for the Southern District of New York returned a verdict adverse to the Registrant and CIGNA, formerly Aetna Insurance Company, in the retrial of an action brought against the Registrant by Morse/Diesel, Inc. The verdict in favor of Morse/Diesel was in the amount of $31,000,000 plus interest from July 18, 1984. A verdict was also rendered in favor of the Registrant on its counterclaim of $6,000,000 plus interest from December 18, 1984. The litigation involves alleged damages from a construction subcontract over the fabrication and erection of structural steel for the construction of the Marriott Marquis Hotel in Times Square, New York City, New York. The Registrant has been advised that it has substantial defenses available, and it will pursue all available avenues in the post-trial and appellate review processes. While the Registrant's ultimate liability in this matter is difficult to assess, it is management's belief that the final outcome is not likely to have a material adverse effect on the Registrant's financial position. However, there can be no assurance that the outcome of such litigation would not be material to the results of a particular reporting period.








  Item 2 - Management's Discussion and Analysis of Consolidated
     Financial Condition and Statement of Operations


                           Financial Condition

  The increase in 'Property, plant and equipment, at cost: Excluding Leasing Subsidiary' and 'Other assets' at December 31, 1996 compared to March 31, 1996 is primarily due to the acquisition of Transcisco Industries, Inc. in the second quarter of the current year. 'Other assets' includes the investment in SFAT recorded on the equity method.

  During the third quarter of fiscal 1997, Halter borrowed $50 million under its bank credit facility. The proceeds were used to re-pay short-term debt.



                         Statement of Operations

                 Nine Months Ended December 31, 1996 vs.
                   Nine Months Ended December 31, 1995

  'Revenues' increased in the current nine month period compared to the same period of the prior year due primarily to increased business in the Marine Products, Construction Products and Containers segments. The Marine Products segment continues to benefit from the existing replacement cycle of various types of vessels. Additionally, 'Revenues' of the Marine Products segment increased due to the completed expansion of certain of its facilities and the resulting increases in throughput. 'Revenues' of the Construction Products segment for the current period were higher due to the improved demand for highway safety products, coupled with continuing demand for ready-mix concrete and aggregates. With the emphasis in the repair and upgrading of the nation's highway system, demand for construction products is expected to remain favorable. 'Revenues' of the Containers segment increased due to the rising demand in the propane tank market.

  The increase in 'Operating profit' in the current period is principally due to improved results from the Railcars, Marine
  Products, Construction Products, and Containers segments.



                 Three Months Ended December 31, 1996 vs.
                   Three Months Ended December 31, 1995

  'Revenues' and 'Operating profit' increased primarily due to the improved results in the Marine Products segment. The results are due to the reasons stated above.




                                 Part II


  Item 5 - Other Information

  During the quarter, the Board of Directors elected Timothy R. Wallace as President and Chief Operating Officer and John T. Sanford as Executive Vice President of Trinity. Also during the quarter, the Board elected two new members, John L. Adams, Chairman and Chief Executive Officer of Texas Commerce Bank in the Dallas/Ft. Worth Metroplex, and Dr. Diana Natalicio, President of the University of Texas at El Paso.


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



                              Trinity Industries, Inc.


                              By: /S/ F. Dean Phelps
                                   F. Dean Phelps
                                   Vice President


  January 22, 1997













                              Index to Exhibit


No.                                 Description                 Page
27                      Financial Data Schedule                  *