Form 10-K
period 1997-03-31
TRINITY INDUSTRIES INC
filed 1997-06-26
CIK 99780

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549


   Form 10-K

   (Mark One)

   x   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended March 31, 1997

                         OR

       TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to


   Commission File Number 1-6903

                      Trinity Industries, Inc.
      ( Exact name of registrant as specified in its charter)

            Delaware                           75-0225040
     ( State of Incorporation)     (I.R.S. Employer Identification No.)

            2525 Stemmons Freeway
            Dallas, Texas                          75207-2401
    (Address of principal executive offices)       (Zip Code)

   Registrant's telephone number, including area code  (214) 631-4420

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

                                   Yes  X          No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-K or any amendment to this Form 10-K. X

     The aggregate market value of voting stock held by nonaffiliates of the Registrant is $1,246,815,230 as of May 30, 1997.

                        42,984,303

   ( Number of Shares of common stock outstanding as of May 30, 1997)


                    DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's 1997 Annual Report to Stockholders for the fiscal year ended March 31, 1997 are incorporated by reference into Parts I, II, and IV hereof and portions of the Registrant's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be held July 16, 1997 are incorporated by reference into Part III hereof.



                                  PART I


Item 1.  Business

     General Development of Business.   Trinity Industries, Inc. (the
"Registrant" or "Trinity") was originally incorporated under the laws of the State of Texas in 1933. On March 27, 1987, Trinity became a Delaware corporation by merger into a wholly-owned subsidiary of the same name.


     Narrative Description of Business and Financial Information About Industry Segments. The Registrant is engaged in the manufacture, marketing, and leasing of a wide variety of products consisting principally of (1) "Transportation Products" such as railcars, principally tank cars, hopper cars, gondola cars, intermodal cars and miscellaneous other freight cars, barges for inland waterway service, and leasing of Registrant manufactured railcars and barges to various industries; (2) "Construction Products" such as highway guardrail and safety products, beams, girders, and columns used in construction of highway and railway bridges, passenger loading bridges and conveyor systems for airports and other people and baggage conveyance requirements, ready-mix concrete production and aggregates including distribution, and providing raw material to owners, contractors and sub-contractors for use in the building and foundation industry; (3) "Industrial Products" such as extremely large, heavy pressure vessels and other heavy welded products including industrial silencers, desalinators, evaporators, and gas processing systems, pressure and non-pressure containers for the storage and transportation of liquefied gases, brewery products and other liquid and dry products, heat transfer equipment for the chemical, petroleum and petrochemical industries, weld fittings (tees, elbows, reducers, caps, flanges, etc.) used in pressure piping systems, and container heads (the ends of pressure and non-pressure containers) for use internally and by other manufacturers of containers.

     Various financial information concerning the Registrant's industry segments for each of the last three fiscal years is included in the Registrant's 1997 Annual Report to Stockholders on page 21 under the heading "Segment Information", and such section is incorporated herein by reference.


     Transportation Products.   The Registrant manufactures railroad freight
cars, principally pressure and non-pressure tank cars, hopper cars, intermodal cars and gondola cars used for transporting a wide variety of liquids, gases and dry cargo. Tank cars transport products such as liquefied petroleum gas, liquid fertilizer, sulfur, sulfuric acids and corn syrup. Covered hopper cars carry cargo such as grain, dry fertilizer, plastic pellets and cement. Open-top hoppers haul coal, and top-loading gondola cars transport a variety of heavy bulk commodities such as scrap metals, finished flat steel products, machinery and lumber. Intermodal cars transport various products which have been loaded in containers to minimize shipping costs.

     The Registrant produces river hopper barges which are used to carry coal, grain and miscellaneous commodities for various barge transport companies and tank barges which are used to transport liquid products.

     The Registrant has one wholly-owned leasing subsidiary, Trinity Industries Leasing Company ("TILC"), which was incorporated in 1979. TILC is engaged in leasing specialized types of railcars, primarily consisting of tank cars and hopper cars, to industrial companies in the petroleum, chemical, grain, food processing, fertilizer and other industries which supply cars to the railroads. At March 31, 1997, TILC had 10,405 railcars under lease and/or management agreement. During fiscal year 1995, TILC divested its inventory of river hopper barges previously held for lease. The barges were operated under an agreement which provided for management of the barges. The barges were generally used for movement of commodities on the inland waterway system, primarily the Mississippi and Missouri Rivers.

     Substantially all equipment leased by TILC was purchased from the Registrant at prices comparable to the prices for equipment sold by the Registrant to third parties. As of March 31, 1997, TILC had equipment on lease or available for lease purchased from the Registrant at a cost of $454.1 million. Generally, TILC purchases the equipment to be leased only after a lessee has committed to lease such equipment.

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


     Industrial Products. The Registrant is engaged in manufacturing metal containers consisting of extremely large, heavy pressure vessels and other heavy welded products, including industrial silencers, desalinators, evaporators, and gas processing systems for the storage and transportation of liquefied petroleum ("LP") gas and anhydrous ammonia fertilizer. Pressure LP gas containers are utilized at industrial plants, utilities, small businesses and in suburban and rural areas for residential heating and cooking needs. Fertilizer containers are manufactured for highway and rail transport, bulk storage, farm storage and the application and distribution of anhydrous ammonia. The Registrant also makes heat transfer equipment for the chemical, petroleum and petrochemical industries and a complete line of custom vessels, standard steam jacketed kettles, mix cookers, and custom-fabricated cooking vessels for the food, meat, dairy, pharmaceutical, cosmetic and chemical industries.


     The Registrant also manufactures butt weld type fittings, flanges and pressure and non- pressure container heads that are made from ferrous and non-ferrous metals and their alloys. The weld fittings include caps, elbows, return bends, concentric and eccentric reducers, full and reducing outlet tees, and a full line of pipe flanges, all of which are pressure rated. The Registrant manufactures and stocks, in standard, extra-heavy and double-extra-heavy weights and in various diameters, weld caps, tees, reducers, elbows, return bends, flanges and also manufactures to customer specifications. The basic raw materials for weld fittings and flanges are carbon steel, stainless steel, aluminum, chrome-moly and other metal tubing or seamless pipe and forgings. The Registrant sells its weld fittings and flanges to distributors and to other manufacturers of weld fittings.

     Container heads manufactured by the Registrant are pressed metal components used in the further manufacture of a finished product. Since the manufacture of container heads requires a substantial investment in heavy equipment and dies, many other manufacturers order container heads from the Registrant. Container heads are manufactured in various shapes and may be pressure rated or non-pressure. Other pressed shapes are hot- or cold-formed to customer requirements.


     Marketing, Raw Materials, Employees and Competition. As of March 31, 1997, the Registrant operated in the continental United States and Mexico. The Registrant sells substantially all of its products through its own salesmen operating from offices in Montgomery, Alabama; Chicago, Illinois; Elizabethtown and Paducah, Kentucky; Shreveport, Louisiana; Asheville, North Carolina; Cincinnati and Girard, Ohio; Beaumont, Dallas/Ft. Worth, Houston and Navasota, Texas; Centerville, Utah; and Mexico. Independent sales representatives are also used to a limited extent. The Registrant primarily markets its transportation and industrial products throughout North America. Except in the case of weld fittings, guardrail, and standard size LP gas containers, the Registrant's products are ordinarily fabricated to the customer's specifications pursuant to a purchase order.

     The principal materials used by the Registrant are steel plate, structural steel shapes, steel forgings, and aggregate and cement material for ready-mix concrete. There are numerous domestic and foreign sources of such steel and most other materials used by the Registrant.

     The Registrant currently has approximately 12,700 employees, of which approximately 11,600 are production employees and 1,100 are administrative, sales, supervisory and office employees.

     There are numerous companies located throughout the United States and world-wide that are engaged in the business of manufacturing various transportation and industrial products of the types manufactured by the
Registrant, and these industries are highly competitive.   A number of
well-established companies actively compete with TILC in the business of owning and leasing railcars, as well as banks, investment partnerships and other financial and commercial institutions. Companies manufacturing products which compete with the Registrant's construction products consist of numerous other structural fabricators and ready-mix concrete and aggregate producers.


     Recent Developments. Information concerning the Registrant's business acquisitions are included in the Registrant's 1997 Annual Report to Stockholders under the heading "Business Acquisitions and Divestitures," (page 22) and such section is incorporated herein by reference.

     Information concerning the initial public offering of the Registrant's wholly-owned subsidiary, Halter Marine Group, Inc. ("Halter"), and subsequent property distribution of Halter to the stockholders of the Registrant is included in the Registrant's 1997 Annual Report to Stockholders under the heading "Business Acquisitions and Divestitures," (page 22) and such section is incorporated herein by reference.


     Other Matters. The Registrant is not materially affected by federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment. The Registrant believes that the Company and its operations are in compliance in all material respects with environmental laws. To date, the Registrant has not suffered any material shortages with respect to obtaining sufficient energy supplies to operate its various plant facilities or its transportation vehicles. Future limitations on the availability or consumption of petroleum products (particularly natural gas for plant operations and diesel fuel for vehicles) could have an adverse effect upon the Registrant's ability to conduct its business. The likelihood of such an occurrence or its duration, and its ultimate effect on the Registrant's operations, cannot be reasonably predicted at this time.

Item 2. Properties.

     The Registrant's principal executive offices are located in a ten story office building containing approximately 107,000 sq. ft. and a connected adjacent building containing approximately 66,000 sq. ft., each owned by the Registrant, in Dallas, Texas. The following table sets forth certain facts with respect to each of the operating plant properties owned and/or leased by the Registrant at March 31, 1997:

                   Registrant's  Uses of   Approx.
                   Interest in  Premises Bldg. Area Expiration Annual
  Plant Location     Property     (1)     (Sq Ft.)     Date    Rentals
Ackerman, MS          Fee         (c)       92,000      -        -
Alliance, NE          Fee         (a)       44,000      -        -
Ashland City, TN      Fee         (a)       92,000      -        -
Asheville, NC        Lease        (a)       94,000   06/30/99 $198,000
Baton Rouge, LA       Fee         (a)         -         -        -
Beaumont, TX          Fee         (a)      280,000      -        -
Belpre, OH            Fee         (b)       42,000      -        -
Bessemer, AL          Fee         (a)    1,201,000      -        -
Brusly, LA            Fee         (a)      148,000      -        -
Butler, PA            Fee         (a)      386,000      -        -
Butler, PA           Lease        (a)       30,000   12/31/02 $ 67,000
Caruthersville, MO    Fee         (a)      266,000      -        -
Caruthersville, MO   Lease        (a)       40,000   03/01/99 $ 72,000
Cedartown, GA         Fee         (c)      143,000      -        -
Centerville, UT       Fee         (b)       63,000      -        -
Cincinnati, OH        Fee         (c)      203,000      -        -
Dallas, TX
 (2 plants)           Fee         (a)      447,000      -        -
Denton, TX            Fee         (a)      117,000      -        -
Douglas, WY          Lease        (a)       34,000   09/30/04 $ 15,000
Elizabethtown, KY     Fee         (b)       40,000      -        -
Elkhart, IN           Fee         (c)      108,000      -        -
Enid, OK              Fee         (c)       73,000      -        -
Flat Rock, NC        Lease        (a)        8,000   01/31/98 $ 64,000
Ft. Worth, TX
 (6 plants)           Fee        (a,b)     703,000      -        -
Girard, OH
 (2 plants)           Fee         (b)      326,000      -        -
Greenville, PA        Fee         (a)      752,000      -        -
Houston, TX
 (3 plants)           Fee       (a,b,c)    599,000      -        -
Huehuetoca, MX        Fee        (a,c)     264,000      -        -
Johnstown, PA         Fee         (a)      148,000      -        -
Lima, OH              Fee         (b)       72,000      -        -
Longview, TX
 (4 plants)           Fee         (a)      675,000      -        -
Longview, TX         Lease        (a)       57,000   10/31/00 $ 40,000
Madisonville, LA      Fee         (a)      137,000      -        -
McKees Rocks, PA      Fee         (a)      462,000      -        -
Miles City, MT        Fee         (a)       72,000      -        -
Monclova, MX          Fee        (a,c)      81,000      -        -



                   Registrant's  Uses of   Approx.
                   Interest in  Premises Bldg. Area Expiration Annual
  Plant Location     Property     (1)     (Sq Ft.)     Date    Rentals
Montgomery, AL        Fee        (a,b)     310,000      -        -
Mt. Orab, OH          Fee         (a)      183,000      -        -
Nashville, TN         Fee         (a)      261,000      -        -
Navasota, TX          Fee         (c)      170,000      -        -
Oklahoma City, OK     Fee         (a)      260,000      -        -
Orange, TX            Fee         (a)      735,000      -        -
Paducah, KY           Fee         (a)       49,000      -        -
Paris, TN             Fee         (a)       29,000      -        -
Pine Bluff, AR        Fee         (c)       56,000      -        -
Quincy, IL            Fee         (c)       95,000      -        -
Rock Springs, WY      Fee         (a)       20,000      -        -
Rocky Mount, NC       Fee         (c)       53,000      -        -
Saginaw, TX
 (2 plants)           Fee         (a)      333,000      -        -
San Antonio, TX       Fee         (b)      224,000      -        -
Sand Springs, OK      Fee         (c)      184,000      -        -
Shreveport, LA       Lease       (a,c)     691,000   11/30/42 $ 12,000
Sioux City, IA       Lease        (a)       38,000   05/31/98 $ 48,000
Tulsa, OK             Fee         (a)      121,000      -        -
Vallejo, MX           Fee         (c)       54,000      -        -
Vidor, TX             Fee         (a)      126,000      -        -
Waycross, GA          Fee         (a)        5,000      -        -
West Memphis, AR      Fee         (c)       77,000      -        -

     (1) (a) Manufacture of Transportation Products
         (b) Manufacture of Construction Products
         (c) Manufacture of Industrial Products


     All machinery and equipment and the buildings occupied by the Registrant are maintained in good condition. The Registrant estimates that its plant facilities were utilized during the fiscal year at an average of approximately 75 percent of present productive capacity for Transportation Products, 80 percent for Construction Products, and 85 percent for Industrial Products.


Item 3.  Legal Proceedings.

    See page 26 of the Registrant's 1997 Annual Report to Stockholders which is incorporated herein by reference for a discussion of legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1997.
___________________








                                  PART II


Item 5.  Market for the Registrant's Common Stock and Related Stockholder
         Matters.

     Market for the Registrant's common stock and related stockholder matters are incorporated herein by reference from the information contained on page 3 under the caption "Corporate Profile" and on page 30 under the caption "Stockholder Information" of the Registrant's 1997 Annual Report to Stockholders.


Item 6.  Selected Financial Data.

     Selected financial data is incorporated herein by reference from the information contained on page 14 under the caption "Financial Summary" of the Registrant's 1997 Annual Report to Stockholders.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Management's discussion and analysis of financial condition and results of operations are incorporated herein by reference from the Registrant's 1997 Annual Report to Stockholders, pages 15 through 16.


Item 8.  Financial Statements and Supplementary Data.

     Financial statements of the Registrant at March 31, 1997 and 1996 and for each of the three years in the period ended March 31, 1997 and the auditor's report thereon, and the Registrant's unaudited quarterly financial data for the two year period ended March 31, 1997, are incorporated by reference from the Registrant's 1997 Annual Report to Stockholders, pages 17 through 27.


Item 9.  Disagreements on Accounting and Financial Disclosure.

     No disclosure required.





                                 PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Information concerning the directors and executive officers of the Registrant is incorporated herein by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on July 16, 1997, page 4, under the caption "Election of Directors".


       Executive Officers of the Registrant.*

     The following table sets forth the names and ages of all executive officers of the Registrant, the nature of any family relationship between them, all positions and offices with the Registrant presently held by them, the year each person first became an officer and the term of each person's office:

                                                              Officer          Term
Name<F1><F2><F3>         Age             Office                Since        Expires<F4>
W. Ray Wallace           74         Chairman & Chief            1958          July 1997
                                    Executive Officer
Timothy R. Wallace       43         Director, President &       1993          July 1997
                                    Chief Operating Officer
John T. Sanford          45         Executive Vice President &  1993          July 1997
                                    Chief Financial Officer
Ralph A. Banks, Jr.      73         Senior Vice President       1962          July 1997
Richard G. Brown         73         Senior Vice President       1979          July 1997
Mark W. Stiles           48         Group Vice President        1993          July 1997
Jack L. Cunningham, Jr.  52         Vice President              1982          July 1997
John M. Lee              36         Vice President              1994          July 1997
R. A. Martin             62         Vice President              1974          July 1997
F. Dean Phelps, Jr.      53         Vice President              1979          July 1997
Joseph F. Piriano        60         Vice President              1992          July 1997
Linda S. Sickels         46         Vice President              1995          July 1997
Neil O. Shoop            53         Treasurer                   1985          July 1997
William J. Goodwin       49         Controller                  1986          July 1997
J.J. French, Jr.         66         Secretary                   1970          July 1997




* This data is furnished as additional information pursuant to instructions to Item 401 to Regulation
S-K and in lieu of inclusion in the Registrant's Proxy Statement.


<F1>  W. Ray Wallace, Chairman & Chief Executive Officer, is the father of Timothy R. Wallace,
Director, President and Chief Operating Officer.

<F2> Mr. Piriano was Director of Purchasing for the Registrant for at least the last five years.  Mr.
Lee joined the Registrant in 1994.  For at least five years prior thereto, Mr. Lee was a manager for a national public accounting firm.  Ms. Sickels joined the Registrant in 1992.  Prior to that, Ms.
Sickels was in government relations for a utility company.  During fiscal 1997, Mr. Tim Wallace was elected President and Chief Operating Officer of the Registrant.  Prior to this year, Mr. Tim Wallace was a Group Vice President of the Registrant.  Also during fiscal 1997, Mr. Sanford was elected
Executive Vice President and Chief Financial Officer of the Registrant.  Prior to this year, Mr.
Sanford was a Senior Vice President and Group Vice President.   All of the other above-mentioned
executive officers, except Mr. French, have been in the full-time employ of the Registrant or its subsidiaries for more than five years.  Although the titles of certain such officers have changed during the past five years, all have performed essentially the same duties during such period of time.

<F3> Mr. French, an attorney, is President of Joe French & Associates, a Professional Corporation,
since April, 1993.  For at least five years prior thereto, Mr. French was employed by Locke Purnell
Rain Harrell, a Professional Corporation.


<F4> It is anticipated that all of such officers will be reelected at the Annual Meeting of the Board of
Directors to be held on July 16, 1997.



Item 11.  Executive Compensation.

    Information on executive compensation is incorporated herein by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on July 16, 1997, beginning on page 8 under the caption "Executive Compensation and Other Matters".

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

    Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on July 16, 1997, page 2, under the caption "Voting Securities and Stockholders", and page 4, under the caption "Election of Directors".

Item 13.  Certain Relationships and Related Transactions.

    Information concerning certain relationships and related transactions is incorporated herein by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on July 16, 1997, pages 4 through 5, under the caption "Election of
Directors".
______________________


                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    (a)  1&2. Financial statements and financial statement schedule.
         The financial statements and schedule listed in the accompanying indices to financial statements and financial statement schedule are filed as part of this Annual Report Form 10-K.

         3.   Exhibits.
         The exhibits listed on the accompanying index to exhibits are filed as part of this Annual Report Form 10-K.

    (b)  Reports on Form 8-K

         Form 8-K filed March 14, 1997 that reported the Registrant's decision to declare a distribution of the fifteen million shares of common stock of Halter held by the Registrant. This tax-free property distribution was payable on March 31, 1997 to Trinity stockholders of record on March 21, 1997.





                         Trinity Industries, Inc.

           Financial Statements and Financial Statement Schedule

              for Inclusion in the Annual Report on Form 10-K

                         Year Ended March 31, 1997


                          Trinity Industries, Inc.
                       Index to Financial Statements
                     and Financial Statement Schedule
                               (Item 14 (a))

                                                  REFERENCE
                                                               1997 Annual
                                                Form            Report to
                                                10-K          Stockholders
                                                (Page)            (Page)
Consolidated balance sheet at
 March 31, 1997 and 1996 . . . . . . .             -                 18
For each of the three years in the
  period ended March 31, 1997:
   Consolidated income statement . . .             -                 17
   Consolidated statement of cash flows. . . .     -                 19
   Consolidated statement of
     stockholders' equity. . . . . . .             -                 20
   Notes to consolidated financial
     statements . . . . . . . . . . . . . . .      -                 20

Supplemental information:
  Supplementary unaudited quarterly data . . .     -                 27

Consolidated financial statement schedule
  for each of the three years in the
  period ended March 31, 1997:
      II - Allowance for doubtful accounts . .    12                  -

Other financial information:
  Weighted average interest rate on
    short-term borrowings. . .                    12                  -

         All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements, including the notes thereto.

         The consolidated financial statements and supplementary information listed in the above index which are included in the 1997 Annual Report to Stockholders are hereby incorporated by reference.




                                                                SCHEDULE II
                         Trinity Industries, Inc.
                      Allowance for Doubtful Accounts
                 Year Ended March 31, 1997, 1996 and 1995
                               (in millions)

                                        Additions
                                Balance at    charged to   Accounts  Balance
                                beginning     costs and    charged   at end
                                 of year      expenses      off      of year
Year Ended March 31, 1997       $  1.1         $  1.4      $ 1.5    $ 1.0

Year Ended March 31, 1996       $  0.8         $  0.8      $ 0.5    $ 1.1

Year Ended March 31, 1995       $  1.0         $  0.3      $ 0.5    $ 0.8



                         ___________________________

                         Trinity Industries, Inc.
                        Other Financial Information
                           Short-Term Borrowings

The weighted average interest rate on short-term borrowings outstanding as of March 31, 1997, 1996, and 1995 is 5.60%, 6.04%, and 5.28%, respectively.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Trinity Industries, Inc.                By /s/ F. Dean Phelps, Jr.
Registrant                                     F. Dean Phelps, Jr.
                                               Vice President
                                               June 25, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:

Directors:                           Directors (continued)

/s/ John L. Adams                    /s/ Diana Natalicio
John L. Adams                        Diana Natalicio
Director                             Director
June 25, 1997                        June 25, 1997

/s/ David W. Biegler                 /s/ Timothy R. Wallace
David W. Biegler                     Timothy R. Wallace
Director                             Director
June 25, 1997                        June 25, 1997

/s/ Barry J. Galt
Barry J. Galt
Director                             Principal Executive Officer:
June 25, 1997
                                     /s/ W. Ray Wallace
/s/ Clifford J. Grum                 W. Ray Wallace
Clifford J. Grum                     Chairman
Director                             June 25, 1997
June 25, 1997

/s/ Dean P. Guerin                   Principal Financial Officer:
Dean P. Guerin
Director                             /s/ John T. Sanford
June 25, 1997                        John T. Sanford
                                     Executive Vice President
/s/ Jess T. Hay                      June 25, 1997
Jess T. Hay
Director
June 25, 1997                        Principal Accounting Officer:

/s/ Edmund M. Hoffman                /s/ John M. Lee
Edmund M. Hoffman                    John M. Lee
Director                             Vice President
June 25, 1997                        June 25, 1997





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

(3.2)     By-Laws of Registrant, as amended and Form of Amendment to the By-Laws
			       (incorporated by reference to Exhibit 3.2 to Form 8-K filed May 6, 1997).         *

(4.1)     Specimen Common Stock Certificate of Registrant (incorporated by reference
          to Exhibit 3B to Registration Statement No. 33-10937 filed April 8, 1987).        *

(4.2)		   Rights Agreement, as amended, between the Registrant and the Rights Agent
			       (incorporated by reference to Exhibit 4.2 to Form 8-K filed May 6, 1997).         *

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

(13)      Annual Report to Stockholders.  With the exception of the information incorporated by reference into Items 1, 3, 5, 6, 7 and 8 of Form 10-K, the
          1997 Annual Report to Stockholders is not deemed as a part of this report.

(21)      Listing of subsidiaries of the Registrant.                                       16

(23)      Consent of Independent Auditors.                                                 11

(27)      Financial Data Schedule.

(99.1) Annual Report on Form 11-K for employee stock purchase, savings and similar plans filed pursuant to Rule 15d-21.


Notice: Exhibits 13, 27, and 99.1 have been omitted from the reproduction of this Form 10-K. A copy of the Exhibits will be furnished upon written request to Michael E. Conley, Director of Investor Relations, Trinity Industries, Inc., P.O. Box 568887, Dallas, Texas 75356-8887. The Registrant may impose a reasonable fee for its expenses in connection with providing the above-referenced Exhibits.


EXHIBIT 13

Corporate Profile

Trinity Industries, Inc. is a leading manufacturer of a variety of products with manufacturing and fabrication operations in three business segments: Transportation Products, Construction Products and Industrial Products. The Company, headquartered in Dallas, Texas, has seventy-one facilities containing more than twelve million square feet of manufacturing space in twenty states and in Mexico. The Company also operates more than eighty ready-mix concrete and aggregate locations in Texas and Louisiana.

The Company has a continuing strategy of growth through internal expansion and strategic acquisitions within its established business segments.

Trinity's stockholders of record numbered more than 2,600 at March 31, 1997. Its common stock is traded on the New York Stock
Exchange under the symbol TRN.


Highlights
(in millions except per share data)
                                                 Year Ended March 31
                                             1997        1996      1995
Revenues. . . . . . . . . . . . . . . .   $2,234.3     2,241.7    2,064.3
Income from continuing operations . . .   $  113.7       101.3       73.4
Income from discontinued operations . .       23.8        12.5       15.7
Net income. . . . . . . . . . . . . . .   $  137.5       113.8       89.1
Income per common and common equivalent
 share from continuing operations . . .   $   2.66        2.42       1.81
Income per common and common equivalent
 share from discontinued operations . .   $   0.55        0.30       0.39
Net income per common and common
 equivalent share . . . . . . . . . . .   $   3.21        2.72       2.20
Cash dividends per share. . . . . . . .   $   0.68        0.68       0.68
Total assets . . . . . . . . .  . . . .   $1,356.4     1,426.6    1,400.5
Stockholders' equity. . . . . . . . . .   $  809.5       746.0      641.2

    TO OUR STOCKHOLDERS     As we enter a new fiscal year, it is important
that we take this opportunity to reflect on the activity of the past year and to understand its significance in defining Trinity's future. Fiscal 1997 was both a year of building on our strengths and a year of positioning for the future. In retrospect, each of our transactions speaks to our philosophy of doing business and of strengthening Trinity's position in a competitive marketplace. Fiscal 1997 was the fourth consecutive year of record income for Trinity. Net income increased 21% to $137.5 million, or $3.21 per share. This compares with net income of $113.8 million, or $2.72 per share, in fiscal 1996. In fiscal 1997, Trinity divested its ownership interest in its former subsidiary, Halter Marine Group, Inc. Trinity's results for fiscal 1997 and all prior periods include Halter's results as a discontinued
operation.   Income from continuing operations increased 12% in fiscal 1997 to a record $113.7 million, or $2.66 per share, on revenues of $2.2 billion. This eclipsed the previous record of income from continuing operations of $101.3 million, or $2.42 per share, on revenues of $2.2 billion in fiscal 1996.

  You will find in this year's annual report that we are simplifying and consolidating our segment reporting. The new reporting format reduces the number of reporting categories by combining similar businesses to more accurately reflect the nature of our current operations.

  While we are best known for our transportation products, Trinity continues to grow as a diversified provider of industrial and construction related products and services. Our flexibility and low cost management practices position us very competitively in each of the markets we serve.

  Trinity continues to enjoy remarkable success, and our success and growth is an ongoing process. We evaluate a steady stream of potential acquisitions, searching for products that complement our existing business units or for services that enhance our products.

  There are several criteria we use to evaluate potential acquisitions. We look for a compatible business philosophy, good market timing, the potential for a sizable market niche, and an overlap with our existing and potential customer base. We are constantly poised to take advantage of opportunities as they arise, and when it's apparent that our low cost management practices can add value.

  In September 1996, we acquired Transcisco Industries, Inc., a San Francisco-based railcar services company. It was a unique opportunity which met our criteria. Transcisco's services fit well within our existing infrastructure and complement our manufacturing capability. This acquisition enables us to be more creative in the packaging of our products and services.

  We recently acquired the Industrial Products Division of Ladish Co., Inc., a major name in the pipefitting, flange and valve industry, and we are currently engaged in discussions on several other acquisitions that appear to meet our criteria and enhance our ability to be creative in serving our customers.

  An important element of our business philosophy is our strong belief that the primary obligation of corporate management is to maximize return to investors and create stockholder value. The property distribution of Halter Marine Group is a good example of this philosophy in action. More than 20 years ago, we began to assemble the people and the facilities that offered us the physical capability, the designs and the expertise to take advantage of an increase in the offshore oil and gas exploration market.

  As we grew this segment of our business, it became apparent that Halter was more valuable under public ownership than as an integral part of Trinity. Therefore, in the interest of stockholder value, we made the decision to give Halter its separate identity through an initial public offering of approximately 19% of its stock on September 26, 1996 and to distribute the remainder to our stockholders in a tax free distribution on March 31, 1997. The current value of Halter common stock clearly validates our decision.

  However, we continue to maintain a thriving inland barge products business that closely adheres to our basic philosophy of common customers and repetitive, low cost, quality production. Inland barges were our original marine products, and we have established a strong leadership position in this market.

  We constantly monitor a number of external factors that drive the growth of our business segments. Our transportation products businesses are responding to a strong worldwide demand for grain and coal and to a replacement need for aging railcar and barge fleets. Owners of railcars continue to show interest in outsourcing their maintenance, repair and fleet management. Consolidation in the utilities industry is causing utility companies to form more partnerships, and we are a strong candidate for transporting their fuel.

  Our Construction Products segment is poised to take advantage of likely increases in government spending on transportation infrastructure. Safety legislation that becomes effective next year calls for specific guardrail and safety end-treatment products, of which Trinity is a leading manufacturer. Our ready-mix concrete and aggregate business is benefiting from an ever-increasing volume of residential, commercial, industrial and municipal construction in the market areas we serve.

  In Trinity's Industrial Products segment, our containers and metal compo-nents businesses are responding to a global increase in energy and petrochem-ical demand. Trinity is a leading manufacturer of LPG storage and transportation tanks and heavy custom pressure vessels. Our metal components business produces pipefittings, flanges and container heads. These two businesses work together to meet these growing demands for energy and its transportation. We foresee outstanding future growth opportunities in both of these businesses.

  Trinity Industries de Mexico continues to flourish and to provide opportun-ities for expansion farther south. You can look forward to seeing Trinity establish a manufacturing presence in South America in the near future.

  We have touched on many of the elements of Trinity's success our flexibility and adaptability, our efficiency and low cost management practices, and our market expertise. However, without question, our most valuable resource is our people. To keep our people abreast of rapidly changing technology, we invest substantially in their training. Our QuEST Total Quality Management program is an example of our efforts to ensure our continued reputation as a quality producer. Our greatest challenge for the future is to develop our people as fast as we develop our opportunities. We are proud of our employees commitment to continued learning, to excellence and to Trinity.

  We welcomed two additional Board members during the past year John L. Adams, Chairman of the Board and Chief Executive Officer Metroplex Region of Texas Commerce Bank NA and Dr. Diana Natalicio, President of the University of Texas at El Paso. Both bring additional expertise and guidance as Trinity continues to expand its horizons.

  The future looks extremely bright for Trinity. Our company is strong, our opportunities are many, and our direction is clear. We have a remarkable team of employees, customers, stockholders and suppliers. We are grateful to each of you for your contributions to Trinity's success in fiscal 1997 and for the significant role that you will play in building our company's future.

W. Ray Wallace
Chairman and Chief Executive Officer

Timothy R. Wallace
President and Chief Operating Officer

During fiscal 1997, Trinity elected Timothy R. Wallace President and Chief Operating Officer and John T. Sanford Executive Vice President and Chief Financial Officer. W. Ray Wallace is Chairman and Chief Executive Officer. These individuals comprise Trinity's Executive Committee.


SELECTED HISTORICAL INFORMATION

     [Appearing at this point are performance graphs comparing the five (5) year trends of Revenues from Continuing Operations, Income from Continuing Operations, Earnings Per Share from Continuing Operations, Return on Average Equity from Continuing Operations, Return on Average Assets from Continuing Operations, and Long Term Debt-to-Total Capital, with the following plot points expressed in dollars:


                                                  Years
(from Continuing Operations)     1993     1994     1995     1996     1997
(in millions)

Revenues                       1,235.6  1,509.6  2,064.3  2,241.7  2,234.3

Income                            25.4     56.7     73.4    101.3    113.7

Earnings Per Share                 .72     1.41     1.81     2.42     2.66

Return on Average Equity         5.73%   10.52%   12.12%   14.60%   14.59%

Return on Average Assets         2.46%    4.89%    5.48%    7.17%    8.17%

Long Term Debt-To-Total Capital    37%      33%      28%      22%      18%





TRANSPORTATION PRODUCTS

  Trinity's Transportation Products segment consists of our railcar, leasing and marine products businesses. In fiscal 1997, segment revenues were comparable to those of the previous year while operating income increased 11%. Our operating income increased as a result of previous investment in equipment, facilities and employee training.

RAILCAR AND LEASING

  Trinity has grown to be one of North America's largest and most profitable makers of railcars and related parts. We market our wide range of tank and freight cars to railroads, leasing companies and private shippers.

  In fiscal 1997, we realigned Trinity's railcar business into strategic business units along product lines to better deliver our broad menu of products and services to our customers. Our extensive manufacturing capacity is geared toward meeting the demands of any market environment. Optimally delivering our products and services to our customers requires teamwork, the centerpiece of our QuEST program. Through QuEST's cross-functional employee teams, we continue to work to improve our quality, efficiency, safety and service and build long lasting relationships with our customers.

  Trinity's forward-looking perspective illustrates our commitment to growth, and we are never satisfied with the status quo. We are constantly working to identify new growth opportunities for our products and services. During the past several years, we have continued to introduce new products that meet the unique needs of our customers. We are at the forefront in using aluminum and light weight composite materials in an increasing number of railcar types.
We are developing and constructing railcars that transport greater volumes of freight. Last year, we introduced a large capacity, insulated box car that is constructed from high-strength composite materials. In fiscal
1997, we enhanced this product by adding a refrigeration unit, making it ideal for transporting potatoes, meats, fruit juices and other food and beverage items. We developed an aluminum plastic pellet covered hopper.
Its light weight helps maintain product purity while eliminating the need for costly interior lining. In addition, we recently received an order for 1,200 intermodal platforms, a railcar for which Trinity is well-recognized.

  Our acquisition of Transcisco enhances our ability to take advantage of the ongoing consolidation within the railroad and utilities industries by expanding our activities in railcar financing, fleet management and railcar maintenance and repair. Trinity's leasing company continues to serve as an important marketing tool for our railcar sales activities.

MARINE PRODUCTS
  Trinity is one of North America's largest producers of inland and intercoastal barges. Our hopper and tank barges are the workhorses of the waterways for many barge operators and private shippers. Trinity-built barges transport a variety of cargoes, such as grain, coal, scrap iron and
liquid products.   In addition, Trinity is one of the world's largest makers
of fiberglass barge covers.

  There are several factors driving today's strong demand for barges. Simi-lar to the railcar industry, the replacement cycle for barges continues in full swing. Generally, the useful life of a typical barge is approximately 25 years. There are approximately 21,000 barges in our nation's barge fleet and two-thirds of those are more than 15 years old. Environmental legislation enacted in recent years calls for the replacement of single hull liquid tank barges through the phase-in of double-skin types over the next decade. Grain and coal exports are continuing to create additional demand for barges.

  As a result of these demand factors, Trinity's barge orders on hand are at historically high levels. To meet this strong appetite for barges, in fiscal 1997, we added significant production capacity by converting certain of our existing facilities into state-of-the-art barge yards. We also continue to upgrade our manufacturing equipment and fixturing at all of our facilities which will improve our cost structure and productivity as we head into fiscal 1998.

  Progressive growth is the focus of Trinity's Transportation Products seg-ment. We continue to take advantage of new opportunities to expand our businesses while increasing our profitability and improving our customer service.

CONSTRUCTION PRODUCTS

The two largest components of Trinity's Construction Products segment are our ready-mix concrete and aggregate business and our highway safety products group. In fiscal 1997, segment revenues increased slightly and operating income was unchanged compared with the previous year. In fiscal 1997, continuing growth and efficiency improvements in our highway products business helped offset the effects of adverse weather conditions in our ready-mix concrete and aggregate operations.

READY-MIX CONCRETE AND AGGREGATE

  In fiscal 1992 when we recognized the natural link with our other construc-tion products activities, Trinity entered the ready-mix concrete business. Trinity acquired certain assets of Transit Mix Concrete Company and began to grow this business. At the time of our entry, the concrete and aggregate business was in the bottom of its cycle providing us substantial opportunities for future growth. Since that time, we have completed a number of acquisitions that met the criteria of our proven expansion strategy. Today, Trinity is a leader in the markets we serve in Texas and Southwestern Louisiana.

   Since fiscal 1993, ready-mix concrete and aggregate revenues have nearly quadrupled. Along with our growth, we have assembled a team of people who possess the technical expertise and experience to maintain our leadership position in this market. Moreover, our low cost management practices continue to provide substantial opportunities for efficiency gains.

   Our fleet of ready-mix and aggregate trucks has grown to more than 500 units that are ready to deliver our products to our customers at a moments notice. We thoroughly maintain all of our state-of-the-art equipment to insure product quality and timely delivery.

  The strong levels of commercial, industrial, residential and municipal construction in our markets and our commitment to efficiency and customer service continue to provide Trinity with the essential ingredients for growth and improving profitability in the ready-mix concrete and aggregate business.

HIGHWAY SAFETY PRODUCTS AND ROLLFORM SHAPES

  Trinity continues to refine our process that transforms flat sheet steel into an assortment of highway safety products, sheet piling and custom rolled structural shapes. Growth opportunities continue to surface in our highway guardrail and safety end-treatment business, where Trinity is an industry leader.

  Improving our nation's transportation system continues to be a key focus of state and federal governments as the system's role in domestic economic growth becomes even more critical. This year is the renewal year for federal funding to support infrastructure building and maintenance across a range of transportation modes.

  Trinity will continue to play an important role as a supplier of highway safety products for this improvement campaign. Working with a diverse group of inventors and transportation research institutions, Trinity has helped develop five state-of-the-art energy absorbing safety devices that exceed existing federal requirements.

  The recently established National Highway System ("NHS") is also fueling exceptional growth opportunities for Trinity. The NHS effectively triples the mileage of U.S. roadways that must be maintained to interstate highway standards. Further, in 1998 the Federal Highway Administration will implement new mandatory safety standards for roadside safety products used on the NHS. This safety related federal mandate is already creating a strong demand for Trinity's guardrail end-treatment products. Trinity's state-of-the-art products are installed in all 50 states. We foresee tremendous opportunity in helping to make America's highways safer.

  Together, Trinity's ready-mix concrete and aggregate business and highway safety products form the backbone of our Construction Products segment. We are poised to take advantage of the healthy pace of spending and construction for highways, homes, hospitals, businesses and other projects. We expect continuing growth and excellent performance in our Construction Products segment.

INDUSTRIAL PRODUCTS

Trinity's Industrial Products segment is comprised of our metal components and containers businesses. In fiscal 1997, revenues increased 7% and operating income increased 20% over the prior year. These results reflect the stability in demand for our products.

METAL COMPONENTS GROUP

  Trinity continues to be a leader in the manufacturing of certain commodity and specialty metal components. Trinity's wide range of pipefittings, flanges and container heads are used extensively in pressure piping and storage systems worldwide. Trinity products are an integral part of many process industries, including oil and gas exploration and production, petrochemical manufacturing, gas transmission, power generation, paper manufacturing and food processing.

  We recently acquired certain assets of the Industrial Products Division of Ladish Co., Inc. This acquisition strengthens our position as one of the premier manufacturers in the pipefittings, flange and valve industry.

  In fiscal 1997, we continued to upgrade and add manufacturing equipment which increased our production capacity. In the year ahead, we expect to increase our investment in new forging, machining and head-making capacity.

  Trinity continues to penetrate important distribution channels by building lasting customer relationships with a strong network of industrial suppliers and other container manufacturers. Our commitment to product quality is proven by the number of Trinity manufacturing facilities that receive ISO 9002 (International Organization for Standardization) accreditation in fiscal 1997.

  We look forward to exciting growth opportunities in our metal components business. Expanding world economies and resultant increases in the demand for energy continue to be key drivers of demand for pipefittings, flanges and heads. In addition, new uses for industrial gases should create added demand for our products in a number of process industries.

CONTAINERS

  Trinity manufactures a full line of containers, including liquefied petroleum gas ("LPG") cylinders and permanent storage containers as well as custom vessels. Trinity's LPG containers are recognized worldwide for their dependability.

  Our commitment to quality improvements, in both product and production methods, keeps Trinity a leader in the industry.

  We foresee substantial growth opportunities for Trinity's containers busi-ness. A growing U.S. housing industry, new opportunities in the manufactured housing market, and the increasing migration of families to non-urban and rural areas not served by natural gas should continue to create demand for LPG containers.

  Competing in the international marketplace, Trinity manufactures custom vessels for a spectrum of uses, including petrochemical production, oil and gas recovery, refining and infrastructure building. Trinity's time-proven approach to each project we undertake keeps us on the leading edge of custom vessel fabrication. Our recent ISO 9001 accreditation assures our customers of manufacturing consistency and product quality.

  Our Mexico operations provide us with substantial opportunities to expand our production and penetrate new markets. Their state-of-the-art facilities and highly experienced workforce offer us significant production flexibility.

  With a variety of developing domestic and foreign opportunities available to us in our metal components and containers businesses, we look forward to continuing growth and strong performance in our Industrial Products segment.

FINANCIAL SUMMARY

(in millions except for percent and per share data)
                                                                                      Year ended March 31
                                                                        1997        1996     1995     1994      1993
Revenues <F1>. . . . . . . . . . . . . . . . . . . . . . . . . . .    $2,234.3    2,241.7  2,064.3  1,509.6   1,235.6
Operating profit . . . . . . . . . . . . . . . . . . . . . . . . .    $  214.2      194.9    148.9    106.7      70.5
Interest expense, net. . . . . . . . . . . . . . . . . . . . . . .    $   20.9       29.0     28.7     25.8      29.5
Income from continuing operations before income taxes and
 cumulative effect of change in accounting for income taxes. . . .    $  181.3      165.8    121.6     82.5      41.8
Provision for income taxes . . . . . . . . . . . . . . . . . . . .    $   67.6       64.5     48.2     33.7      16.4
Effective tax rate . . . . . . . . . . . . . . . . . . . . . . . .    %   37.3       38.9     39.6     40.8      39.2
Income from continuing operations before cumulative effect of
 change in accounting for income taxes . . . . . . . . . . . . . .    $  113.7      101.3     73.4     48.8      25.4
Cumulative effect as of April 1, 1993 of change in accounting
 for income taxes. . . . . . . . . . . . . . . . . . . . . . . . .    $    -           -        -       7.9        -
Income from discontinued operations, net of income taxes . . . . .    $   23.8       12.5     15.7     19.5      19.6
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  137.5      113.8     89.1     76.2      45.0
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .    $1,356.4    1,426.6  1,400.5  1,279.1   1,039.1
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . .    $  178.6      206.4    242.9    277.9     293.2
Stockholders' equity . . . . . . . . . . . . . . . . . . . . . . .    $  809.5      746.0    641.2    570.5     507.3

Stock data:<F2>
  Weighted average number of common and common equivalent
   shares outstanding. . . . . . . . . . . . . . . . . . . . . . .        42.8       41.9     40.5     40.3      35.4
  Income per common and common equivalent share from
   continuing operations before cumulative effect of change
   in accounting for income taxes. . . . . . . . . . . . . . . . .    $   2.66       2.42     1.81     1.21      0.72
  Cumulative effect of change in accounting for income taxes . . .    $    -          -        -       0.20       -
  Income per common and common equivalent share from
   discontinued operations . . . . . . . . . . . . . . . . . . . .    $   0.55       0.30     0.39     0.48      0.55
  Net income per common and common equivalent share. . . . . . . .    $   3.21       2.72     2.20     1.89      1.27
  Dividends per share<F3> . . . . . . . . . . . . . . . . . . . . .   $   0.68       0.68     0.68     0.64      0.53
 Book value per share . . . . . . . . . . . . . . . . . . . . . . .   $  18.83      17.93    15.95    14.37     12.95

<F1>On March 31, 1997, the Company made a prorata distribution of the common stock of Halter Marine Group, Inc. ("Halter") to its stockholders in the form of a property distribution. The results of operations and balance sheet of Halter have been reclassified in the financial statements to discontinued operations as a result of the divestiture.

<F2>On August 31, 1993, the Company distributed a three-for-two stock split in the form of a stock dividend. Accordingly, in the above table and throughout this report for all prior fiscal years, share and per share information has been restated to give effect to the stock split.

<F3>In fiscal 1994, dividends per share were restated to $0.13 in the first quarter and then increased to $0.17 for the last three quarters.


MANAGEMENT DISCUSSION OF OPERATIONS AND FINANCIAL CONDITION

BASIS OF PRESENTATION

  As a result of the distribution to its stockholder of the common stock of Halter at the close of business on March 31, 1997 (see Business Acquisitions and Divestitures in Notes to Consolidated Financial Statements), Trinity's results of operations reflect the reclassification of Halter as a discontinued operation. With this divestiture, the Company revised its segment reporting to more accurately reflect the nature of its current operations. The new reporting format combines similar businesses to reflect internal organizational and operational focuses. The newly formed segments are: (i) the Transportation Products segment, (ii) the Industrial Products segment, and (iii) the Construction Products segment. The following discussion compares results from continuing operations of Trinity for fiscal 1997, 1996 and 1995. Prior year segment results from continuing operations are restated to the new segment reporting format.

1997 COMPARED WITH 1996

     Record operating profit of $214.2 million was recorded for the fiscal year ended March 31, 1997, an increase of $19.3 million compared to fiscal 1996. This increase is due primarily to higher operating profit recorded in the Transportation Products and Industrial Products segments. The Construction Products segment operating profit remained comparable to the
previous fiscal year.    Revenues recorded for fiscal 1997 were $2.2 billion,
a decrease of $7.4 million from fiscal 1996. Results from the Transportation Products segment reflect continued demand from the ongoing replacement cycle for those products. The Construction Products segment continues to benefit from federal and state government's focus on improving the nation's transportation systems and good levels of construction activities in the markets served by Trinity. The Industrial Products segment continues to experience favorable market conditions.

     Operating profit increased in the Transportation Products segment on slightly lower revenues when compared to fiscal 1996 as a result of improving margins attained from cost reduction programs put in place in prior years. Transportation Products achieved record operating profit in a highly competitive environment through increases in productivity and improvements to production methods. The replacement cycle for railcars and barges continues to be the main driver for the fiscal 1997 results, and it is anticipated that replacement demand for these products will continue in the next fiscal year. Trinity continues to be active in the railcar market with a variety of car types including coal, grain, plastic pellet, cement, and a variety of tank railcars. The inland river hopper barge product line has continued to strengthen and is well positioned to take advantage of the current demand generated by the strong shipments of commodities as well as the replacement demand from the aging fleet. The Transportation Products segment has positioned itself for future growth through investments which expand its production capacity. Trinity's position as a full service provider of maintenance services, management services, and leasing alternatives continues to provide the Company with a steady revenue stream and to provide opportunities for growth in today's market place.

     Revenues in the Construction Products segment increased in the current fiscal year when compared to the prior fiscal year with stable operating profit. The increase in revenues signifies the Company's emphasis on expanding its highway guardrail and safety system products and its ready-mix concrete and aggregate business. Stable operating profit in the current year is primarily the result of unusually severe weather in the fourth quarter
which restricted the pouring of ready-mix concrete.   The outlook for next
year for the Construction Products segment is positive. Demand for commercial, residential, and municipal construction and the overall strength of the economy in the markets served will benefit the ready-mix concrete and aggregate business. The highway safety systems products will continue to benefit from the upgrading of America's highways and the new safety requirements mandated by the federal government.

     The Industrial Products segment has benefitted primarily from the general improvement in the economy. Continuing improvements in the chemical and petroleum industries and the ongoing regulatory emphasis on protecting the environment is increasing the market for fittings and flanges as large industrial customers increase capacity and replace and repair their existing plants and piping systems. Continued strength in new housing starts and general business conditions continue to support the LPG container markets.

     Selling, engineering and administrative expenses increased to $124.0 million in fiscal 1997 from $105.6 million in fiscal 1996 due primarily to increased expenses attributable to operations of fiscal 1997 acquisitions in the Transportation Products segment.

     Retirement plans expense increased to $18.5 million in fiscal 1997 from $12.2 million in fiscal 1996 due primarily to an increased wage base and the effect of a change in actuarial tables utilized.

     Net interest expense of $20.9 million in fiscal 1997 decreased as compared to $29.0 million in fiscal 1996 due primarily to less short-term debt during the current fiscal year and to the reduction of equipment trust certificate debt through scheduled debt payments.

     Other, net expense increased to $12.0 million in fiscal 1997 from $0.1 million the previous fiscal year. The increase was due primarily to the recording of certain charges, principally for valuation of production facilities determined to be in excess of that required for future business operations.

     The provision for income taxes in fiscal 1997, expressed as a percent of income from continuing operations before income taxes is a 37.3 percent rate as compared to a 38.9 percent rate in fiscal 1996.

1996 COMPARED WITH 1995

     Record revenues of $2.2 billion were recorded for the fiscal year ended March 31, 1996, an increase of $177.4 million when compared to fiscal year ended 1995. The Company experienced increases in demand in all of its three
business segments.   Transportation Products, the Company's largest segment,
continued to benefit from the ongoing replacement cycle for its products.
The Construction Products segment continued to be favorably affected by additional business acquisitions of certain ready-mix concrete operations (see Business Acquisitions and Divestitures in Notes to Consolidated Financial Statements) and by continued government focus on the transportation infrastructure. The Industrial Products segment benefitted from improved market conditions. Total operating profit increased from $148.9 million in fiscal 1995 to $194.9 million in fiscal 1996.

     Continuing the trend, revenues and operating profit in the Transportation Products segment increased in fiscal 1996 compared to the previous fiscal year as a result of continued replacement demand and expansion of railroad traffic. Trinity continued to be active in the railcar market with a variety of car types including coal, grain, plastic pellet, cement, and a variety of tank railcars. The replacement cycle for barges
continued to intensify.   Fiscal 1995 results included profit of $6.7 million
from the sale of hopper barges previously held for lease. Strategic acquisitions (see Business Acquisitions and Divestitures in Notes to Consolidated Financial Statements) and continued improvements made to existing capacity positioned this segment for future growth.

     In fiscal 1996, the Construction Products segment expanded its highway guardrail and road barrier products and expanded its ready-mix concrete and aggregate business. Improvements in operating results were reflective of increased efficiencies gained from integrating operations from past acquisitions and funding increases for improvements to the nation's highway system.

     Industry demand for products in the Industrial Products segment rose in fiscal 1996. General improvement in the economy generated some expansion in the industries served by this segment.

    Selling, engineering and administrative expenses increased to $105.6 million in fiscal 1996 from $92.1 million in fiscal 1995 due principally to additional expenses from fiscal 1996 business acquisitions and increased Transportation Products and Industrial Products segment business.

       Retirement plans expense increased to $12.2 million in fiscal 1996 from $11.0 million in fiscal 1995. The increase was due primarily to increases in personnel in fiscal 1996 business acquisitions.

    Net interest expense of $29.0 million in fiscal 1996 slightly increased as compared to $28.7 million in fiscal 1995 primarily due to the increase in the usage of short-term debt for capital expenditures and to finance business acquisitions offset by the reduction of equipment trust certificate debt through scheduled debt payments and disposition of certain assets.

     The provision for income taxes in fiscal 1996, expressed as a percent of income from continuing operations before income taxes was a 38.9 percent rate as compared to a 39.6 percent rate in fiscal 1995.

LIQUIDITY AND FINANCIAL RESOURCES

     During fiscal 1997, internally generated funds and short-term borrowing were used to support capital expenditures and payments for business acquisitions. Capital expenditures, excluding assets under lease, for fiscal 1997 were $44.5 million. Capital expenditures projected for fiscal 1998 are approximately $50.0 million excluding assets for leasing activities. Cash payments for acquisitions in fiscal 1997, net of cash acquired, totalled $7.9 million. Future operating requirements are expected to be financed principally with net cash flows from operations. Internally generated funds, short-term and long-term debt will continue to be used to finance business acquisitions. Additions to Trinity's assets under lease are anticipated to be financed through internally generated funds, the issuance of equipment trust certificates, or similar debt instruments.

     The percentages of long-term debt and stockholders' equity to total capital (long-term debt and stockholders' equity) of $988.1 million were 18.1 percent and 81.9 percent, respectively.


INFLATION

     Changes in price levels did not significantly affect the Company's operations in fiscal 1997, 1996 or 1995.

FORWARD LOOKING STATEMENTS

     This report contains "forward looking statements" as defined by the Private Securities Litigation Reform Act of 1995 and includes statements as to expectations, beliefs, plans, objectives and future financial performance, or assumptions underlying or concerning matters herein. These statements that are not historical facts, are forward looking and involve estimates; projections; goals; forecasts; legal, regulatory and environmental issues; market conditions, competition and expectations for new and existing products in Trinity's Transportation Products, Construction Products and Industrial Products segments; expectations for market segments and industry growth; technologies; steel prices; interest rates and capital costs; taxes; effects of unstable governments and business conditions in emerging economies; and other assumptions and uncertainties, any of which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. Any forward looking statement speaks only as of the date on which such statement is made. Trinity undertakes no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement is made.


                          CONSOLIDATED INCOME STATEMENT
                                                      Year Ended March 31
                                                   1997      1996      1995
(in millions except per share data)
Revenues. . . . . . . . . . . . . . . . . . . .  $2,234.3  $2,241.7  $2,064.3
Operating costs:
  Cost of revenues. . . . . . . . . . . . . . .   1,877.6   1,929.0   1,812.3
  Selling, engineering and administrative
   expenses . . . . . . . . . . . . . . . . . .     124.0     105.6      92.1
  Retirement plans expense. . . . . . . . . . .      18.5      12.2      11.0
                                                  2,020.1   2,046.8   1,915.4
Operating profit. . . . . . . . . . . . . . . .     214.2     194.9     148.9

Other (income) expenses:
  Interest income . . . . . . . . . . . . . . .      (0.5)     (1.8)     (0.8)
  Interest expense. . . . . . . . . . . . . . .      21.4      30.8      29.5
  Other, net. . . . . . . . . . . . . . . . . .      12.0       0.1      (1.4)
                                                     32.9      29.1      27.3
Income from continuing operations before
 income taxes . . . . . . . . . . . . . . . . .     181.3     165.8     121.6
Provision (benefit) for income taxes:
  Current . . . . . . . . . . . . . . . . . . .      71.2      77.0      77.7
  Deferred. . . . . . . . . . . . . . . . . . .      (3.6)    (12.5)    (29.5)
                                                     67.6      64.5      48.2
Income from continuing operations . . . . . . .     113.7     101.3      73.4

Discontinued operations:
  Income from discontinued operations (net of
    income taxes of $10.9, $8.1, and $10.2,
    respectively) . . . . . . . . . . . . . . .      14.5      12.5      15.7
  Gain from sale of subsidiary stock in an
    initial public offering . . . . . . . . . .       9.3        -         -
                                                     23.8      12.5      15.7
Net income. . . . . . . . . . . . . . . . . . .  $  137.5  $  113.8  $   89.1

Income per common and common equivalent share
 from continuing operations . . . . . . . . . .  $   2.66  $   2.42  $   1.81

Income per common and common equivalent share
 from discontinued operations . . . . . . . . .      0.55      0.30      0.39
Net income per common and common
 equivalent share . . . . . . . . . . . . . . .  $   3.21  $   2.72  $   2.20
Weighted average number of common and common
  equivalent shares outstanding . . . . . . . .      42.8      41.9      40.5


See accompanying notes to consolidated financial statements.

                    CONSOLIDATED BALANCE SHEET
                                                              March 31
                                                          1997       1996
(in millions except per share data)
Assets
Cash and cash equivalents. . . . . . . . . . . . . .    $   12.2  $   14.7
Receivables (net of allowance for doubtful accounts
  of $1.0 in 1997 and $1.1 in 1996). . . . . . . . .       236.9     285.2
Inventories:
  Raw Materials and Supplies . . . . . . . . . . . .       216.7     212.2
  Work in process. . . . . . . . . . . . . . . . . .        41.9      78.6
  Finished goods . . . . . . . . . . . . . . . . . .        55.9      38.9
                                                           314.5     329.7
Property, plant and equipment, at cost:. . . . . . .     1,136.5   1,007.1
Less accumulated depreciation. . . . . . . . . . . .      (424.9)   (369.6)
                                                           711.6     637.5
Net assets of discontinued operations . . . . . . . ..        -      109.3
Other assets. . . . . . . . . . . . . . . . . . . . .       81.2      50.2
                                                        $1,356.4  $1,426.6

Liabilities and Stockholders' Equity
Short-term debt . . . . . . . . . . . . . . . . . . .   $   64.0  $  216.0
Accounts payable and accrued liabilities. . . . . . .      261.2     210.0
Long-term debt. . . . . . . . . . . . . . . . . . . .      178.6     206.4
Deferred income taxes . . . . . . . . . . . . . . . .       22.8      33.1
Other liabilities . . . . . . . . . . . . . . . . . .       20.3      15.1
                                                           546.9     680.6
Stockholders' equity:
 Common stock - par value $1 per share;
  authorized - 100.0 shares; shares issued and
  outstanding in 1997 - 43.0; in 1996 - 41.6 . . . .        43.0      41.6
 Capital in excess of par value. . . . . . . . . . .       273.3     239.6
 Retained earnings . . . . . . . . . . . . . . . . .       493.2     464.8
                                                           809.5     746.0
                                                        $1,356.4  $1,426.6

See accompanying notes to consolidated financial statements.


          CONSOLIDATED STATEMENT OF CASH FLOWS
                                                        Year Ended March 31
(in millions)                                           1997    1996    1995
Cash flows from operating activities:
 Net income. . . . . . . . . . . . . . . . . . . . .   $137.5  $113.8  $ 89.1
 Less: Income from discontinued operations . . . . .    (23.8)  (12.5)  (15.7)
 Income from continuing operations . . . . . . . . .    113.7   101.3    73.4
Adjustments to reconcile net income to net cash
  provided (required) by operating activities:
   Depreciation. . . . . . . . . . . . . . . . . . .     87.8    69.2    53.2
   Deferred benefit for income taxes . . . . . . . .     (3.6)  (12.5)  (29.5)
   (Gain) loss on sale of property, plant
    and equipment. . . . . . . . . . . . . . . . . .     (4.3)    3.1    (0.7)
   Other . . . . . . . . . . . . . . . . . . . . . .     (4.5)   (6.7)   (6.6)
   Change in assets and liabilities:
    (Increase) decrease in receivables . . . . . . .     64.7   (14.9)  (15.4)
    (Increase) decrease in inventories . . . . . . .     17.9    (3.6)  (39.5)
    (Increase) decrease in other assets. . . . . . .    (32.0)    7.8   (11.0)
    Increase (decrease) in accounts payable and
     accrued liabilities . . . . . . . . . . . . . .     51.5   (50.2)   79.3
    Increase (decrease) in other liabilities . . . .    (12.4)    0.9    (4.8)

      Total adjustments. . . . . . . . . . . . . . .    165.1    (6.9)   25.0

   Net cash provided by operating activities . . . .    278.8    94.4    98.4

Cash flows from investing activities:
 Proceeds from sale of property, plant and equipment     59.2   100.2    83.3
 Capital expenditures. . . . . . . . . . . . . . . .   (173.5) (127.5)  (87.0)
 Payment for purchase of acquisitions. . . . . . . .     (7.9)  (18.5)  (58.3)
 Cash of acquired subsidiary . . . . . . . . . . . .      2.3     1.2     1.1
   Net cash required by investing activities . . . .   (119.9)  (44.6)  (60.9)

Cash flows from financing activities:
 Issuance of common stock. . . . . . . . . . . . . .      4.6     2.9     0.9
 Net borrowings (repayments) under short-term debt .   (152.0)   (4.0)   28.0
 Proceeds from issuance of long-term debt. . . . . .       -      7.0      -
 Payments to retire long-term debt . . . . . . . . .    (31.6)  (43.6)  (38.1)
 Dividends paid. . . . . . . . . . . . . . . . . . .    (28.7)  (27.9)  (27.2)
   Net cash required by financing activities . . . .   (207.7)  (65.6)  (36.4)
Cash flows provided by discontinued operations . . .     46.3    15.7     5.2
Net increase (decrease) in cash and cash equivalents.    (2.5)   (0.1)    6.3
Cash and cash equivalents at beginning of period. . .    14.7    14.8     8.5
Cash and cash equivalents at end of period. . . . . .  $ 12.2  $ 14.7  $ 14.8

Interest paid in fiscal 1997, 1996, and 1995 was $24.5, $36.2, and $33.0, respectively.

See accompanying notes to consolidated financial statements.


                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                     Common  Capital
                                         Common       Stock    in
                                         Shares       $1.00  Excess                   Total
                                     (100,000,000      Par   of Par    Retained    Stockholders'
(in millions except share             Authorized)     Value   Value    Earnings       Equity
and per share data)
Balance at March 31, 1994 . . . . .    39,711,698      $39.7  $213.4   $317.4       $570.5
  Other . . . . . . . . . . . . . .       508,996        0.5     8.3      -            8.8
  Net income. . . . . . . . . . . .        -             -       -       89.1         89.1
  Cash dividends ($0.68 per share).        -             -       -      (27.2)       (27.2)

Balance at March 31, 1995 . . . . .   40,220,694       40.2    221.7    379.3        641.2
  Other . . . . . . . . . . . . . .    1,375,343        1.4     17.9       -          19.3
  Net income. . . . . . . . . . . .       -              -        -      113.8       113.8
  Cash dividends ($0.68 per share).       -              -        -      (28.3)      (28.3)

Balance at March 31, 1996 . . . . .   41,596,037       41.6    239.6    464.8        746.0
  Distribution of Halter Marine
   Group, Inc.  . . . . . . . . . .        -             -        -     (80.2)       (80.2)
  Other . . . . . . . . . . . . . .    1,450,328        1.4     33.7       -          35.1
  Net income. . . . . . . . . . . .        -             -        -     137.5        137.5
  Cash dividends ($0.68 per share).        -             -        -     (28.9)       (28.9)

Balance at March 31, 1997 . . . . .   43,046,365      $43.0   $273.3   $493.2       $809.5

The Company has authorized and unissued 1,500,000 shares of no par value voting preferred stock.

See accompanying notes to consolidated financial statements.


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

     The financial statements of Trinity Industries, Inc. and its consolidated subsidiaries ("Trinity" or the "Company") include the accounts of all significant majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain amounts for periods ended prior to March 31, 1997 have been reclassified to conform to the current year presentation, including restatements to reflect the divestiture of Trinity's former subsidiary, Halter Marine Group, Inc. ("Halter").

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

     The Company enters into lease contracts with third parties with terms generally ranging between one and fifteen years, wherein certain equipment manufactured by Trinity is leased for a specified type of service over the term of the contract. The Company accounts for leases principally by the operating method.

     Inventories and investments are valued at the lower of cost or market. Inventory cost is determined principally on the specific identification method. Market replacement cost or net realizable value.

     Depreciation and amortization are generally computed by the straight-line method on the estimated useful lives of the assets. The costs of ordinary maintenance and repair are charged to expense while renewals and major replacements are capitalized.

     Net income per common an common equivalent share is based on the weighted average shares outstanding plus the assumed exercise of dilutive stock options (less the number of treasury shares assumed to be purchased from the proceeds using the average market price of Trinity's common stock).

     In fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which did not have a material impact on the assets of continuing operations.

     In fiscal 1997, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and has elected to continue to apply the accounting provisions of APB Opinion 25, "Accounting for Stock Issued to Employees." See Stock Plans in Notes to Consolidated Financial Statements.

     In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share," was issued. Adoption is required by the Company beginning with the interim financial statements issued for the third quarter of fiscal 1998. The pro forma effect of applying this statement to fiscal 1997 earnings is an increase in net income per common and common equivalent share of $0.02.

Segment Information

     With the divestiture of Halter, Trinity revised its segment reporting to more accurately reflect the nature of its current operations. The new reporting format combines similar businesses to reflect current internal organizational and operational focuses. Prior year segment results are restated to the new segment reporting format.

     Trinity manufactures, sells and leases a wide variety of products principally in three business segments: (1) the Transportation Products segment which consists primarily of railcars, principally tank cars and freight cars, barges for inland waterway service, and railcar and barge leasing to various industries; (2) the Construction Products segment which consists primarily of highway guardrail and safety products, beams, girders, and columns used in construction of highway and railway bridges, passenger loading bridges and conveyor systems, and ready- mix concrete and aggregates;
(3) the Industrial Products segment which consists primarily of pressure and non-pressure containers for the storage and transportation of liquefied gases, other liquid, and dry products, weld fittings (tees, elbows, reducers, caps, flanges, etc.) used in pressure piping systems and container heads (the ends of pressure and non-pressure containers) for use internally and by other manufacturers of containers.

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

     The Transportation Products segment includes revenues from one customer which accounted for 10.8 percent, 14.9 percent, and 14.1 percent of consolidated revenues in fiscal 1997, 1996, and 1995, respectively.

     In the Segments of Business table below, the caption 'Additions (net) to property, plant and equipment' does not include Business Acquisitions.

Segments of Business
                                                                            Eliminations
                                  Transpor      Construc-                     & Cor-         Consol-
                                   tation         tion       Industrial        porate        idated
(in millions)                     Products      Products      Products         Items         Total

Year ended March 31, 1997
Total revenues:
  Trade. . . . . . . . . . . . . $1,501.5       395.2        327.6            10.0         2,234.3
  Intersegment . . . . . . . . .    129.3         -            4.8          (134.1)           -
   Total . . . . . . . . . . . . $1,630.8       395.2        332.4          (124.1)        2,234.3

Operating profit (loss). . . . . $  175.2        43.4         42.5           (46.9)          214.2
Identifiable assets  . . . . . . $  846.0       210.8        164.9           134.7         1,356.4
Depreciation . . . . . . . . . . $   49.5        22.8          7.8             7.7            87.8
Additions (net) to property,
 plant and equipment . . . . . . $  100.5        15.1          7.1            (0.1)          122.6

Year ended March 31, 1996
Total revenues:
  Trade. . . . . . . . . . . . .  $1,555.2       380.6         305.4             0.5          2,241.7
  Intersegment . . . . . . . . .      86.9         -             6.5           (93.4)            -
   Total . . . . . . . . . . . .  $1,642.1       380.6         311.9           (92.9)         2,241.7

Operating profit (loss). . . . . $  157.9         43.4          35.4           (41.8)           194.9
Identifiable assets  . . . . . . $  832.5        218.4         151.6            224.1         1,426.6
Depreciation . . . . . . . . . . $   33.7         19.3           8.9              7.3            69.2
Additions (net) to property,
 plant and equipment . . . . . . $    6.8          9.2           4.1              8.7            28.8

Year ended March 31, 1995
Total revenues:
  Trade. . . . . . . . . . . . . $1,433.3        355.5         275.2              0.3         2,064.3
  Intersegment . . . . . . . . .     29.4          -             3.9            (33.3)           -
   Total . . . . . . . . . . . . $1,462.7        355.5         279.1            (33.0)        2,064.3

Operating profit (loss). . . . . $  133.8         35.6          24.6            (45.1)          148.9
Identifiable assets  . . . . . . $  821.0        228.7         136.9            213.9         1,400.5
Depreciation . . . . . . . . . . $   24.9         14.6           7.2              6.5            53.2
Additions (net) to property,
 plant and equipment . . . . . . $   (7.9)        12.9           6.9             11.3            23.2

Business Acquisitions and Divestitures

Business Acquisitions

     The Company, through wholly-owned subsidiaries, made certain business acquisitions for continuing operations during fiscal 1997, 1996 and 1995. All have been accounted for by the purchase method. The operations of these companies have been included in the consolidated financial statements from the effective dates of the acquisitions.

     In fiscal 1997, the businesses acquired for continuing operations included: (i) 100 percent of the capital stock of Transcisco Industries, Inc. in exchange for 1,162,612 shares of Trinity common stock. Transcisco is a diversified railcar services company engaged in railcar maintenance and repair, specialty railcar leasing and management services, and Russian rail transportation services through its 20 percent ownership of SFAT, Russia's largest private rail transportation services company, and (ii) certain assets of John Guidry Ready Mix Company, Inc., The Cement and Supply Company, and Pitcock Bros. Ready Mix Concrete, Inc. for cash. These assets will be used in the ready-mix concrete business. The aggregate purchase price of these acquisitions was approximately $68.6 million. Contribution of these acquisitions to revenues and operating profit during fiscal 1997 is not material.

     In fiscal 1996, the businesses acquired for continuing operations included: (i) 100 percent of the capital stock of the holding company which owns Grupo TATSA S. A. de C. V. in exchange for 1,199,000 shares of Trinity common stock. Grupo TATSA, now known as Trinity Industries de Mexico, headquartered in Mexico City, Mexico, manufactures and distributes a wide variety of fabricated steel products including containers (primarily for the storage or transportation of liquefied petroleum products), railcars and railcar parts, and heads which are used within the Company as well as sold to other manufacturers from its manufacturing facilities in Mexico City, Monclova, and Huehuetoca, Mexico; (ii) certain assets of McDonald's Ready-Mix, Brazos Point, Inc., and Dunn & Gerhart Everready Concrete, Inc. for cash. These assets are utilized in the ready-mix concrete and aggregate business; (iii) certain assets of Hall-Buck Marine, Inc. for cash. Hall-Buck's assets are utilized in the maintenance and repair of marine products; and (iv) certain assets of The Casteel Group, Inc. for cash. Casteel's assets are utilized in the fabrication of construction products. The aggregate purchase price of these acquisitions was approximately $52.6 million.

     In fiscal 1995, the businesses and properties acquired for continuing operations included: (i) 100 percent of the common stock of Concrete Pipe Products Company, Inc. and Midland Concrete, Incorporated for 149,001 shares and 35,033 shares of Trinity common stock, respectively, certain assets of Gemini Industries, Inc., Ratliff Ready-Mix, Inc., and Diamond Ready-Mix for cash, and certain properties acquired for mineral extraction. These companies and assets are utilized in the ready-mix concrete and aggregates business;
(ii) certain assets of Port Allen Marine Services, Inc., the Syntechnics Division of The Alpha Corporation of Tennessee, and New NABRICO Corporation for cash. These businesses produce and repair barges and manufacture other marine products; (iii) certain assets of Flo- Bend, Inc. for cash. These assets are utilized in the manufacture of metal components; and (iv) certain assets of the Ready-Mix Concrete Operations and Aggregate Operations of LaFarge Corporation for cash. These operations are utilized in the ready-mix concrete and aggregates business. The aggregate purchase price of these acquisitions was approximately $80.9 million.

Divestiture

     Halter Marine Group, Inc., previously a wholly-owned subsidiary of the Company, completed its initial public offering (the "Offering") of 3,450,000 shares of common stock, par value $.01 per share on October 29, 1996. The 3,450,000 shares of common stock sold to the public represented approximately
19.0 percent of the total outstanding common stock of Halter. The Company retained ownership of the remaining 15,000,000 shares. The Offering price was $11 per share of Halter common stock resulting in net proceeds to Halter of approximately $33.8 million after deducting underwriting discounts and commissions and Halter's Offering expenses. Trinity recorded a net gain of approximately $9.3 million from the sale of Halter common stock in the Offering.

     At the close of business on March 31, 1997, the Company completed the divestiture of Halter with the distribution of its remaining 15 million shares of Halter common stock to its stockholders in the form of a tax-free property distribution. Each of the Company's stockholders of record at March 21, 1997 received 0.348 of a share of Halter common stock for each share of Trinity common stock held.

     Prior year's financial statements have been reclassified to reflect the divestiture of the Halter business. The income from discontinued operations reflected in the table below is inclusive of minority interest held by stockholders outside of the Company. Summary operating results of discontinued operations are as follows (in millions):

                                             Year Ended March 31
                                          1997       1996      1995

Revenues . . . . . . . . . . . . . . .   $406.8     $254.3    $250.6

Income from discontinued operations
 before income taxes . . . . . . . . .   $ 27.0     $ 20.6    $ 25.9
Provision for income taxes . . . . . .     10.9        8.1      10.2
Income from discontinued operations. .   $ 16.1     $ 12.5    $ 15.7


   Due to the divestiture of Halter, the Halter assets at March 31, 1997 are not included in the Company's March 31, 1997 Consolidated Balance Sheet.

   At March 31, 1997, Trinity guaranteed contract performance obligations of Halter in the aggregate amount of approximately $66.1 million, and Halter has outstanding contract bid and performance bonds and similar obligations issued by third parties with Trinity as the obligor with an aggregate face amount of approximately $94.6 million.




Stock Plans

     The Company has a Stock Option and Incentive Plan (the "Plan") which provides for grants of incentive or non-qualified stock options, restricted stock awards, performance awards and stock appreciation rights ("SARs"). Grants may be made to directors, officers, and employees in managerial or other key positions in the Company. Incentive options may be granted over a period not to exceed ten years at a price not less than fair market value on the date of grant. The maximum number of shares of common stock which may be issued under the Plan shall not exceed 1,500,000 unless adjusted for changes in capitalization of the Company. The Plan provides that, to the extent awards granted pursuant to this Plan or any prior stock option plan are forfeited, expire or are canceled, they may again be granted pursuant to the provisions of this Plan. The Plan provides that if shares already owned by the optionee are surrendered as full or partial payment of the exercise price of an option, a new option (the "Reload Option") may be granted equal to the number of shares surrendered. The exercise price of the Reload Option is the fair market value on the effective date of the surrender of the shares.

     Restricted stock awards issued under the Plan may not be disposed of by the recipient until all restrictions specified in the award expire. Under the Plan, 20,000 shares of restricted stock were granted during 1997 at a grant-date fair value of $25.13 per share.


The following table summarizes stock option activity:
	                                                                               Stock Options

                                                                                Weighted                      Weighted
                                                                Incentive       Average     Non-Incentive     Average
                                                                 Shares      Exercise Price     Shares     Exercise Price
Outstanding at March 31, 1994 . . . . . . . . . . . . . . . .     373,321       $18.57       1,602,686        $23.94
Granted . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,100       $32.78          68,887        $36.45
Cancelled . . . . . . . . . . . . . . . . . . . . . . . . . .      (4,080)      $18.78          (6,000)       $24.78
Exercised . . . . . . . . . . . . . . . . . . . . . . . . . .     (31,731)      $18.01         (80,539)       $24.70
Outstanding at March 31, 1995 . . . . . . . . . . . . . . . .     343,610       $18.88       1,585,034        $24.44

Granted . . . . . . . . . . . . . . . . . . . . . . . . . . .      79,500       $32.59          41,273        $37.64
Cancelled . . . . . . . . . . . . . . . . . . . . . . . . . .     (10,212)      $19.99         (11,090)       $21.99
Exercised . . . . . . . . . . . . . . . . . . . . . . . . . .     (56,025)      $17.77        (245,629)       $23.61
Outstanding at March 31, 1996 . . . . . . . . . . . . . . . .     356,873       $22.07       1,369,588        $25.01

Granted . . . . . . . . . . . . . . . . . . . . . . . . . . .     305,505       $32.05         174,951        $32.62
Cancelled . . . . . . . . . . . . . . . . . . . . . . . . . .      (3,625)      $22.43          (3,000)       $26.67
Exercised . . . . . . . . . . . . . . . . . . . . . . . . . .    (105,047)      $18.39        (132,523)       $23.35
Outstanding at March 31, 1997 . . . . . . . . . . . . . . . .     553,706       $28.28       1,409,016        $26.11

     At March 31, 1997, there were 893,548 shares (1,146,660 at March 31, 1996)
 reserved for future options.

The following table summarizes information about stock options outstanding at March 31, 1997:

                                                 Options Outstanding         Options Exercisable


                                  Weighted                  Weighted                      Weighted
                                  Average                    Average                       Average
                               Remaining Life   Shares    Exercise Price      Shares    Exercise Price
Incentive options . . . . .        4 Years      164,591       $19.06          164,591       $19.06
                                  10 Years      389,115       $32.17           18,350       $32.57

Non-Incentive options . . .        3 Years      467,495       $19.29          467,495       $19.29
                                   7 Years      941,521       $29.49          298,253       $31.43
                                              1,962,722                       948,689

Pursuant to a merger agreement between Transcisco Industries, Inc. ("Transcisco") and a wholly-owned subsidiary of the Company, stock options outstanding to purchase Transcisco stock were converted to options to acquire shares of Trinity stock. Transcisco options were converted into incentive options to acquire 58,208 shares and non-incentive options to acquire 92,092 shares of Trinity stock at prices ranging from $1.17 to $29.51 per share.
For the fiscal year ended March 31, 1997, 117,518 options were exercised and 10,053 options were canceled. As of March 31, 1997, 22,729 options were outstanding and 16,633 options were exercisable.

     The exercise price for outstanding options under the Plan ranged from $16.58 to $39.25 at March 31, 1997. In connection with the Halter property distribution, stock options outstanding at the close of business on March 31, 1997 were adjusted to preserve the economic value of such options. Incentive and non-incentive options shown outstanding in the table above were adjusted to 694,192 and 1,767,899 options, respectively at prices ranging from $13.22 to $31.28. Incentive and non-incentive options pursuant to the Transcisco converted options were adjusted to 7,700 and 20,817, respectively at prices ranging from $2.11 to $22.46 per share.

     In October 1995, Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," was issued. The Company has elected the option to apply the accounting provisions of APB Opinion 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recorded for the stock options granted. The effect of computing compensation cost in accordance with SFAS No. 123 is not material to the Company's net income or net income per share. SFAS No. 123 does not apply to grants prior to fiscal year 1996.

     The weighted-average fair value of options granted during 1997 and 1996 was $9.26 and $10.39, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                     1997     1996
Expected option life in years. . . . . . . . . . .   6.8       6.8
Interest rate. . . . . . . . . . . . . . . . . . .   6.45%     6.42%
Volatility factor. . . . . . . . . . . . . . . . .   0.209     0.224
Dividend yield . . . . . . . . . . . . . . . . . .   2.11%     2.00%


     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not provide a reliable measure of the fair value of its employee stock options.

Long-term Debt
                                                             March 31
                                                           1997    1996
(in millions)
 4.95-9.25 percent industrial development revenue bonds
  payable in varying amounts through 2005 . . . . . . . . $  1.7  $  2.0
 6.0-10.0 percent promissory notes, generally payable
  annually through 2001 . . . . . . . . . . . . . . . . .   33.5    35.6
 6.96-11.55 percent equipment trust certificates to
  institutional investors generally payable in semi-
  annual installments of varying amounts through 2003 . .  133.8   158.1
 11.3 percent notes payable monthly through 2003. . . . .    9.6    10.7
                                                          $178.6  $206.4

    The fair value of non-traded, fixed rate outstanding debt, estimated using discounted cash flow analysis, approximates its carrying value. The Company is required to maintain certain financial ratios, as defined. Principal payments due during the next five years are: 1998 - $28.2; 1999 - $27.9; 2000 - $25.9; 2001 - $51.3; and 2002 - $24.0.

    The trustees of the equipment trusts have been assigned title to railcars with a cost of $303.8 at March 31, 1997 for the life of the respective equipment trusts. Leases relating to such railcars financed by equipment trust certificates have been assigned as collateral.

    Future minimum rental revenues on leases in each fiscal year are approximately $59.1 in 1998, $49.4 in 1999, $41.7 in 2000, $34.3 in 2001, and
$29.7 in 2002, and $120.1 thereafter.


Property, Plant and Equipment
                                                               March 31
                                                           1997        1996
(in millions)
 Land . . . . . . . . . . . . . . . . . . . . . . . .   $   34.5    $   34.7
 Buildings and improvements . . . . . . . . . . . . .      208.6       185.4
 Machinery. . . . . . . . . . . . . . . . . . . . . .      458.4       416.4
 Equipment on lease (predominately long-term) . . . .      413.7       353.7
 Construction in progress . . . . . . . . . . . . . .       21.3        16.9
                                                        $1,136.5    $1,007.1


Income Taxes
(in millions)

     The provision for federal income taxes is determined on a consolidated return basis. The significant components of the provision (benefit) for income taxes from continuing operations follows:

                                 Year Ended March 31
                          1997           1996           1995
     Current
          Federal. . .   $63.2          $70.0          $70.4
          State. . . .     8.0            7.0            7.3
                          71.2           77.0           77.7
     Deferred. . . . .    (3.6)         (12.5)         (29.5)
     Total . . . . . .   $67.6          $64.5          $48.2

     Deferred income tax is provided in the financial statements for differences between financial and taxable income. The components of deferred tax liabilities and assets follow:

                                                 March 31
                                              1997      1996
Deferred tax liabilities:
 Excess of tax depreciation over
  financial statement depreciation.........  $ 74.1    $ 75.7
     Total deferred tax liabilities........    74.1      75.7

Deferred tax assets:
  Pensions and other benefits..............    35.4      39.8
 Accounts receivable, inventory, and other
  asset valuation accounts.................     3.6       1.7
 Other.....................................    12.3       1.1
  Total deferred tax assets................    51.3      42.6
 Net deferred tax liabilities..............  $ 22.8    $ 33.1


The provision for income taxes from continuing operations results in effective tax rates different than the statutory rates. The reconciliation between the effective and statutory rates follows:


                                      Year Ended March 31
                                   1997      1996      1995

Statutory rate..............       35.0%     35.0%     35.0%
State taxes.................        2.3       3.2       4.0
Other.......................         -        0.7       0.6
Effective tax rate..........       37.3%     38.9%     39.6%

In fiscal 1997, 1996, and 1995 income taxes of $85.9, $118.1, and $55.9, respectively, were paid net of refunds received which includes amounts associated with Halter.


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

     Net periodic pension expense for fiscal 1997, 1996, and 1995 included the following components:
                                                             Year Ended March 31
                                                        1997        1996        1995
Service cost-benefits earned during the period         $ 13.7      $  8.0      $  7.1
Interest cost on projected benefit obligation.            9.5         7.4         6.6
Actual return on assets. . . . . . . . . . . .          (13.0)      (16.9)       (6.2)
Net amortization and deferral. . . . . . . . .            3.7        10.1         0.3
Accrual of profit sharing contribution . . . .            4.6         3.6         3.2
Net periodic pension expense . . . . . . . . .         $ 18.5      $ 12.2      $ 11.0

Assumptions used for valuation of the projected
  benefit obligation were:
                                                             Year Ended March 31
                                                         1997        1996       1995
Discount rates . . . . . . . . . . . . . . . .           7.75%       7.75%      8.25%
Rates of increase in compensation levels . . .           4.75%       4.75%      5.25%
Expected long-term rate of return on assets. .           9.00%       9.00%      9.00%

Amounts recognized in the Company's Consolidated
 Balance Sheet follow:                                   March 31
                                                       1997    1996
Actuarial present value of benefit obligation:
  Vested benefit obligation. . . . . . . . . .        $ 82.1  $ 69.9
  Accumulated benefit obligation . . . . . . .        $ 95.6  $ 83.6
Projected benefit obligation . . . . . . . . .        $124.5  $112.4
Plan assets at fair value. . . . . . . . . . .         114.3    92.6
Projected benefit obligation
 in excess of plan assets. . . . . . . . . . .         (10.2)  (19.8)
Unrecognized net asset at April 1, 1985. . . .          (1.5)   (1.6)
Unrecognized net asset at January 1, 1986. . .          (0.7)   (0.7)
Unrecognized net loss at March 31. . . . . . .          17.0    22.3
Accrued pension expense. . . . . . . . . . . .        $  4.6  $  0.2

The Company has a contributory profit sharing plan for employees of the Company and certain affiliates. Under the plan, eligible employees are allowed to make voluntary pre-tax contributions. The Company's contribution to this plan, as defined, is based on consolidated earnings and dividends.


Contingencies

     In November 1996, a jury sitting in the United States District Court for the Southern District of New York returned a verdict against the Company and CIGNA, formally Aetna Insurance Company, in a retrial of an action brought against the Company by Morse/Diesel, Inc. for damages allegedly caused in the construction of the Marriott Marquis Hotel in Times Square, New York City, New York. A verdict was rendered in favor of Morse/Diesel in the amount of thirty-one million dollars plus interest from July, 1984. A verdict was rendered in favor of the Company on its counterclaim of six million dollars plus interest from December, 1984. The Company has been advised that it has substantial arguments against the validity of the verdict, and it will pursue all available avenues in the post-trial and appellate review processes.

     In May 1997, the United States Court of Appeals for the Federal Circuit rendered and remanded for trial in the District Court an appeal from an order of the United States District Court for the Western District of Pennsylvania entered on September 13, 1996 concerning a patent in the matter Johnstown America Corporation and JAC Patent Corporation, Plaintiffs- Appellants versus Trinity Industries, Inc. Defendant-Appellee. Trinity has been advised that it has legal and factual defenses, and Trinity will vigorously contest Johnstown America's claim for actual damages.

     While the ultimate liability in these matters is difficult to assess, it is management's belief that the final outcome is not likely to have a material adverse affect on the Company's consolidated financial position. However, there can be no assurance that the outcome of such litigation would not be material to the results of a particular reporting period.

     The Company is involved in various other claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse affect on the Company's consolidated financial statements.


Stockholder's Rights Plan

     The Company has adopted a Stockholder's Rights Plan. Effective April 27, 1989, the Company paid a dividend distribution of one purchase right for each outstanding share of the Company's $1.00 par value common stock. Each right entitles the stockholder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock at an exercise price of one hundred and seventy-five dollars. As amended, the rights are not exercisable or detachable from the common stock until ten business days after a person acquires beneficial ownership of ten percent or more of the Company's common stock or if a person or group commences a tender or exchange offer upon consummation of which that person or group would beneficially own ten percent or more of the common stock.

     If any person becomes a beneficial owner of ten percent or more of the Company's common stock other than pursuant to an offer, as defined, for all shares determined by certain directors to be fair to the stockholders and otherwise in the best interests of both the Company and its stockholders (other than by reason of share purchases by the Company), each right not owned by that person or related parties enables its holder to purchase, at the right's then current exercise price, shares of the Company's common stock having a calculated value of twice the right's exercise price.

     The rights, which are subject to adjustment, may be redeemed by the Company at a price of one cent per right at any time prior to their expiration on April 27, 1999 or the point at which they become exercisable.





Report of Independent Auditors

The Board of Directors and Stockholders
Trinity Industries, Inc.

     We have audited the accompanying consolidated balance sheets of Trinity Industries, Inc. as of March 31, 1997 and 1996, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trinity Industries, Inc. at March 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.



                                                ERNST & YOUNG LLP

Dallas, Texas
May 6, 1997



SUPPLEMENTAL INFORMATION

Supplementary Unaudited Quarterly Data
                                            First  Second   Third    Fourth
(in millions except for per share data)    Quarter Quarter  Quarter  Quarter  Year

Year ended March 31, 1997:
  Revenues . . . . . . . . . . . . . .     $ 576.5   548.5   580.4   528.9  2,234.3
  Operating profit . . . . . . . . . .     $  53.9    54.4    54.3    51.6    214.2

  Income from continuing operations. .     $  30.5    30.5    22.1    30.6    113.7
  Income from discontinued operations.         3.3     3.9    12.8     3.8     23.8
  Net income . . . . . . . . . . . . .     $  33.8    34.4    34.9    34.4    137.5

  Income per common and common
   equivalent share from continuing
   operations. . . . . . . . . . . . .     $  0.72    0.72    0.51    0.71     2.66
  Income per common and common
   equivalent share from discontinued
   operations. . . . . . . . . . . . .        0.08    0.09    0.29    0.08     0.55
  Net income per common and
   common equivalent share . . . . .       $  0.80    0.81    0.80    0.79     3.21


Year ended March 31, 1996:
  Revenues . . . . . . . . . . . . . .     $ 532.7   574.6   545.7   588.7  2,241.7
  Operating profit . . . . . . . . . .     $  46.9    49.8    46.8    51.4    194.9

  Income from continuing operations. .     $  23.8    25.5    24.4    27.6    101.3
  Income from discontinued operations.         3.7     2.4     3.7     2.7     12.5
  Net income . . . . . . . . . . . . .     $  27.5    27.9    28.1    30.3    113.8

  Income per common and common
   equivalent share from continuing
   operations. . . . . . . . . . . . .     $  0.57    0.61    0.58    0.66     2.42
  Income per common and common
   equivalent share from discontinued
   operations. . . . . . . . . . . . .        0.09    0.05    0.09    0.06     0.30
  Net income per common and
   common equivalent share . . . . .       $  0.66    0.66    0.67    0.72     2.72


TRINITY'S BOARD OF DIRECTORS

(Pictures of Trinity's Board of Directors)



EXECUTIVE                          OPERATING
OFFICERS                           OFFICERS

W. Ray Wallace                Manuel Castro, Sr.
Chairman and                  President
 Chief Executive Officer      Trinity Industries de Mexico

Timothy R. Wallace            Don A. Graham
President and                 President
 Chief Operating Officer      Highway Safety Products/
                              Rollform Products Division
John T. Sanford
Executive Vice President and  Harry W. Hinkle
 Chief Financial Officer      President
                              Specialty Products Group
Ralph A. Banks, Jr.
Senior Vice President
                              Jeffrey J. Marsh
Richard G. Brown              President
Senior Vice President         Railcar - Tank Car Division

Mark W. Stiles                John R. McDearman
Group Vice President          President
                              LPG Containers Division
Jack L. Cunningham, Jr.
Vice President                John R. Nussrallah
                              President
John M. Lee                   Railcar Division
Vice President
                              Douglas H. Schneider
R. A. Martin                  President
Vice President                Marine Products Division

F. Dean Phelps, Jr.           Mark W. Stiles
Vice President                President
                              Transit Mix Concrete
Joseph F. Piriano             President
Vice President                Trinity Materials

Linda S. Sickels              Patrick A. Turner
Vice President                President
                              Trinity Industries
Neil O. Shoop                 Transportation, Inc.
Treasurer

William J. Goodwin            Robert K. Van Noord
Controller                    President
                              Metal Components Group
J. J. French, Jr.
Secretary
 (employed by outside law firm)


STOCKHOLDER INFORMATION

EXECUTIVE OFFICES                  ANNUAL MEETING
2525 Stemmons Freeway              The Annual Meeting of
Dallas, Texas 75207-2401           Stockholders will be held on
P.O. Box 568887                    July 16, 1997 at 9:30 a.m.
Dallas, Texas 75356-8887           at the offices of the Company,
Tel: (214) 631-4420                2525 Stemmons Freeway,
                                   Dallas, Texas 75207-2401.



AUDITORS                           FORM 10-K
Ernst & Young LLP                  A copy of the Company's
                                   10-K, filed with the Securities
                                   and Exchange Commission,
TRANSFER AGENT                     shall be furnished without
AND REGISTRAR                      charge upon written request to
The Bank of New York               Michael E. Conley,
New York, New York                 Director of Investor Relations,
                                   Trinity Industries, Inc.
                                   P.O. Box 568887,
                                   Dallas, Texas 75356-8887

STOCK CLOSING PRICE RANGE
                 1997          1996          1995       1994          1993
First quarter ..$ 36 -        40 1/4-       39 3/4-    35 1/2-       22 1/2-
                  33 1/8      32            33 7/8     29 5/8        18
Second quarter..$ 33 7/8-     36 1/8-       35 1/4-    38 1/4-       22-
                  31 1/8      30 7/8        31         32 1/2        19 7/8
Third quarter...$ 37 1/2-     32 1/2-       35 3/8-    43 7/8-       26 1/2-
                  32 1/2      28 1/4        30 1/2     34 3/4        20 5/8
Fourth quarter..$ 36 7/8-     35 3/4-       37 3/8-    47 3/8-       29 7/8-
                  30 3/8      31 1/8        31 3/4     37 1/2        25 1/8

DIVIDENDS

If declared by the Board of Directors, dividends are payable on January 31, April 30, July 31, and October 31.



EXHIBIT 21


                         Trinity Industries, Inc.
                 Listing of Subsidiaries of the Registrant


The Registrant has no parent.

At March 31, 1997, the operating subsidiaries of the Registrant were:

                                                         Percentage of
                                          Organized   voting securities
                                          under the     owned by the
Name of subsidiary                         laws of       Registrant
Beaird Industries, Inc.                   Delaware          100%
Helmsdale Limited                        Isle of Man        100%
Platzer Shipyard, Inc.                    Delaware          100%
Standard Forged Products, Inc.            Delaware          100%
Stearns Airport Equipment Co., Inc.       Delaware          100%
Syntechnics, Inc.                         Delaware          100%
Syro, Inc.                                  Ohio            100%
Transit Mix Concrete & Materials
 Company                                  Delaware          100%
Transit Mix Concrete & Materials
 Company of Louisiana                     Louisiana         100%
Trinity Casteel, Inc.                     Delaware          100%
Trinity Fitting & Flange Group, Inc.      Delaware          100%
Trinity Industries Leasing Company        Delaware          100%
Trinity Industries Transportation, Inc.    Texas            100%
Trinity Marine Baton Rouge, Inc.          Delaware          100%
Trinity Marine Caruthersville, Inc.       Delaware          100%
Trinity Marine Nashville, Inc.            Delaware          100%
Trinity Marine Orange, Inc.               Delaware          100%
Trinity Marine Port Allen, Inc.           Delaware          100%
Trinity Marine Products, Inc.             Delaware          100%
Trinity Materials, Inc.                   Delaware          100%
Trinity Mobile Railcar Repair, Inc.       Delaware          100%
Trinity Rail, Inc.                        Delaware          100%


                                                           EXHIBIT (23)


                 Consent of Independent Auditors


    We consent to the incorporation by reference in this Annual Report (Form 10-K) of Trinity Industries, Inc. of our report dated May 6, 1997, included in the 1997 Annual Report to Stockholders of Trinity Industries, Inc.

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

    We also consent to the incorporation by reference in Post-Effective Amendment No. 3 to the Registration Statement (Form S-8, No. 2-64813), Post-Effective Amendment No. 1 to the Registration Statement (Form S-8, No. 33-10937), Post-Effective Amendment No. 1 to the Registration Statement (Form S-3, No. 33-12526), Amendment No. 1 to the Registration Statement (Form S-3, No. 33-57338), Registration Statement (Form S-8, No. 33-35514), Registration Statement (Form S-8, No. 33-73026), Post-Effective Amendment No. 1 to the Registration Statement (Form S-4, No. 33-51709), Post-Effective Amendment No. 1 to the Registration Statement (Form S-4, No. 333-08321) of Trinity Industries, Inc. and in the related Prospectuses of our reports dated May 6, 1997 and June 25, 1997, with respect to the consolidated financial statements and schedule of Trinity Industries, Inc. included or incorporated by reference in this Annual Report (Form 10-K) for the year ended March 31, 1997.


                                                          ERNST & YOUNG LLP



Dallas, Texas
June 25, 1997


EXHIBIT 99.1

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                FORM 11-K
         ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
                 For the fiscal year ended March 31, 1997
                       Commission File Number 1-6903





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
(Address of principal executive offices)        (Zip Code)


Issuer's telephone number, including area code (214) 631-4420








      Profit Sharing Plan for Employees of Trinity Industries, Inc.
                          and Certain Affiliates
                   Index to Annual Report on Form 11-K

    (a)  Financial Statements

                         Description                        Page
         Report of Independent Auditors . . . . . . . .      4

         Statements of Financial Condition, With Fund
         Information as of March 31, 1997 and 1996. . .     5 - 6

         Statements of Income and Changes in Plan Equity,
         With Fund Information for the Years Ended
         March 31, 1997, 1996 and 1995. . . . . . . . .     7 - 9

         Notes to Financial Statements. . . . . . . . .      10


    (b)  Exhibits

         Number                   Title                  Page
          23           Consent of independent auditors     21

         Line-27(a)   Schedule of Assets Held for
                            Investment Purposes               22

         Line-27(d)   Schedule of Reportable
                            Transactions                    23-24
                               SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the trustees have duly caused this Annual Report to be signed by the undersigned thereunto duly authorized.



      Profit Sharing Plan for Employees of Trinity Industries, Inc.
                          and Certain Affiliates



/S/ F. Dean Phelps
F. Dean Phelps
Vice President
June 25, 1997




                       Report of Independent Auditors

The Board of Directors
Trinity Industries, Inc.

We have audited the accompanying statements of financial condition, with fund information of the Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates (the "Plan") as of March 31, 1997 and 1996, and the related statements of income and changes in Plan equity, with fund information for each of the three years in the period ended March 31, 1997.
These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial condition of the Plan at March 31, 1997 and 1996, and the income and changes in Plan equity for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment purposes as of March 31, 1997 and reportable transactions for the year then ended, are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974, and are not a required part of the basic financial statements. The fund information in the statements of financial condition and the statements of income and changes in Plan equity is presented for purposes of additional analysis rather than to present the financial condition and income and changes in plan equity of each fund. The supplemental schedules and fund information have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.
                                                 ERNST & YOUNG LLP
Dallas, Texas
June 13, 1997



                                   Profit Sharing Plan for Employees
                          of Trinity Industries, Inc. and Certain Affiliates
                        Statement of Financial Condition, With Fund Information
                                            March 31, 1997

                                                                        Putnam Mutual Funds

                                                   Guaranteed                 U. S. Govt.
                                      Stock        Investment      Growth &     Income                      Participant
Assets                               Account        Account        Income       Trust         Voyager         Loans         Total
Cash and short-term
  investments . . . . . . . . .   $    8,651     $   462,966     $    3,315   $    5,149    $    3,309     $   63,433    $ 546,823

Notes receivable
  from participants . . . . . .         -               -              -             -            -           959,157      959,157

Investment in Trinity
  common stock, at fair value .   11,707,801            -              -             -            -              -      11,707,801

Investment in guaranteed
  investment contracts, at
  contract value  . . . . . . .         -         34,629,904           -             -            -              -      34,629,904

Investment in Putnam mutual
  funds, at fair value  . . . .         -               -        12,973,297     5,449,145   12,509,249           -      30,931,691

Interest receivable . . . . . .          465         209,350             90            30          347            641      210,923

Contribution receivable
  from Trinity  . . . . . . . .      676,128       1,779,673        758,561       271,819      906,172           -       4,392,353

Contribution receivable
  from employees. . . . . . . .       98,032         185,647        106,769        29,855      129,569           -         549,872

Plan Equity . . . . . . . . . .  $12,491,077     $37,267,540    $13,842,032   $ 5,755,998  $13,548,646     $1,023,231  $83,928,524

See accompanying notes to financial statements.


                                    Profit Sharing Plan for Employees
                           of Trinity Industries, Inc. and Certain Affiliates
                         Statement of Financial Condition, With Fund Information
                                             March 31, 1996
                                                                      Putnam Mutual Funds
                                                 Guaranteed               U. S. Govt.
                                    Stock        Investment  Growth &       Income                    Participant
Assets                              Account       Account     Income        Trust         Voyager       Loans          Total
Cash and short-term
  investments . . . . . . . . .   $   41,742  $   259,915   $ 146,926    $   62,283     $  180,536   $  56,300     $    747,702

Notes receivable
  from participants . . . . . .         -            -           -             -              -         863,724         863,724

Investment in Trinity
  common stock, at fair value .   13,156,629         -           -             -              -            -         13,156,629

Investment in guaranteed
  investment contracts, at
  contract value  . . . . . . .         -      38,995,425        -             -              -            -         38,995,425

Investment in Putnam mutual
  funds, at fair value  . . . .         -            -      7,820,477     4,672,605      7,076,364         -         19,569,446

Interest receivable . . . . . .          390      170,475         179            85            185          400         171,714

Contribution receivable
  from Trinity  . . . . . . . .      695,789    1,862,773     550,244       284,627        609,861         -          4,003,294

Contribution receivable
  from employees. . . . . . . .      229,860      504,942     176,516        85,831        199,050         -          1,196,199

Plan Equity . . . . . . . . . .  $14,124,410  $41,793,530  $8,694,342    $5,105,431     $8,065,996   $  920,424    $ 78,704,133


See accompanying notes to financial statements.


                                   Profit Sharing Plan for Employees
                           of Trinity Industries, Inc. and Certain Affiliates
                  Statement of Income and Changes in Plan Equity, With Fund Information
                                        Year Ended March 31, 1997
                                                                    Putnam Mutual Funds
                                                  Guaranteed             U.S. Govt.
                                         Stock    Investment  Growth &     Income                    Participant
                                        Account    Account     Income       Trust        Voyager        Loans           Total
Net investment income:
   Interest . . . . . . . . . . . . $    4,733  $ 2,618,472  $    2,184   $  335,753    $    3,032    $     7,358    $  2,971,532
   Dividends. . . . . . . . . . . .    277,519         -        961,995         -          642,747           -          1,882,261
                                       282,252    2,618,472     964,179      335,753       645,779          7,358       4,853,793
Net realized gain(loss)
   on investments . . . . . . . . .     26,352         -         36,728      (29,828)       21,920           -             55,172

Unrealized appreciation (depreciation)
   of investments . . . . . . . . . (2,325,333)        -        676,370      (32,663)     (928,839)         1,483      (2,608,982)

Contributions:
   Employee contribution. . . . . .  2,758,108    5,065,279   2,387,157      953,693     2,751,676        332,111      14,248,024
   Employer contribution. . . . . .    676,128    1,779,673     758,561      271,819       906,172           -          4,392,353
                                     3,434,236    6,844,952   3,145,718    1,225,512     3,657,848        332,111      18,640,377
Withdrawals, distributions
   and transfers. . . . . . . . . . (1,494,617)  (6,515,500)  1,544,735     (190,070)    3,469,873       (238,145)     (3,423,724)
Halter Marine Group, Inc.
   divestiture. . . . . . . . . . . (1,556,223)  (7,473,914) (1,220,040)    (658,137)   (1,383,931)          -        (12,292,245)

Net increase (decrease) in Plan
   equity . . . .                   (1,633,333)  (4,525,990)  5,147,690      650,567     5,482,650        102,807       5,224,391

Plan equity:
   Beginning of year .  . . . . . . 14,124,410   41,793,530   8,694,342    5,105,431     8,065,996        920,424      78,704,133
   End of year  . . . . . . . . . .$12,491,077  $37,267,540 $13,842,032   $5,755,998   $13,548,646    $ 1,023,231    $ 83,928,524


See accompanying notes to financial statements.


                                   Profit Sharing Plan for Employees
                           of Trinity Industries, Inc. and Certain Affiliates
                  Statement of Income and Changes in Plan Equity, With Fund Information
                                        Year Ended March 31, 1996
                                                                 Putnam Mutual Funds
                                                 Guaranteed                 U.S. Govt.
                                       Stock     Investment      Growth &    Income                 Participant
                                      Account      Account        Income     Trust       Voyager      Loans           Total
Net investment income:
   Interest . . . . . . . . . . . . $    5,982   $ 2,405,823    $   2,869   $  293,918  $   2,195   $   5,447    $  2,716,234
   Dividends. . . . . . . . . . . .    227,852          -         443,358         -       329,350        -          1,000,560
                                       233,834     2,405,823      446,227      293,918    331,545       5,447       3,716,794
Net realized gain(loss)
   on investments . . . . . . . . .       -             -          32,305      ( 7,249)    19,660        -             44,716


Unrealized appreciation (depreciation)
   of investments . . . . . . . . .   (788,303)         -       1,204,205       84,158  1,331,542         (44)      1,831,558

Contributions:
   Employee contribution. . . . . .  2,772,131     6,118,003    1,996,984    1,087,979  2,027,629     289,602      14,292,328
   Employer contribution. . . . . .    695,789     1,862,773      570,775      284,627    589,330        -          4,003,294
                                     3,467,920     7,980,776    2,567,759    1,372,606  2,616,959     289,602      18,295,622

Withdrawals, distributions
   and transfers. . . . . . . . . .   (820,254)   (2,627,389)    (490,579)    (416,335)  (314,666)   (187,665)     (4,856,888)

Net increase in Plan equity . . . .  2,093,197     7,759,210    3,759,917    1,327,098  3,985,040     107,340      19,031,802

Plan equity:
   Beginning of year .  . . . . . . 12,031,213    34,034,320    4,934,425    3,778,333  4,080,956     813,084      59,672,331
   End of year  . . . . . . . . . .$14,124,410   $41,793,530   $8,694,342   $5,105,431 $8,065,996   $ 920,424     $78,704,133


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
                                      Stock    Investment      Growth &    Income                 Participant
                                     Account    Account         Income     Trust       Voyager       Loans           Total
Net investment income:
   Interest . . . . . . . . . . . . $     5,210  $ 2,201,037    $     871   $ 224,450     $ 1,276    $   2,707    $  2,435,551
   Dividends. . . . . . . . . . . .     181,964         -         233,501        -        124,601         -            540,066
   Other    . . . . . . . . . . . .        -            -            -           -           -         426,863         426,863
                                        187,174    2,201,037      234,372     224,450     125,877      429,570       3,402,480
Net realized gain(loss)
   on investments . . . . . . . . .        -            -           4,904     (16,011)      9,891         -             (1,216)


Unrealized appreciation (depreciation)
   of investments . . . . . . . . .    (245,895)        -         248,330     (50,592)    303,866          (81)        255,628

Contributions:
   Employee contribution. . . . . .   1,827,576    4,499,784    1,270,743     930,977   1,145,353      (17,444)      9,656,989
   Employer contribution. . . . . .     633,665    1,720,912      428,277     257,537     359,336         -          3,399,727
                                      2,461,241    6,220,696    1,699,020   1,188,514   1,504,689      (17,444)     13,056,716

Withdrawals, distributions
   and transfers. . . . . . . . . .    (218,585)  (2,225,366)    (369,160)   (477,085)   (131,969)    (240,072)     (3,662,237)

Net increase in Plan equity . . . .   2,183,935    6,196,367    1,817,466     869,276   1,812,354      171,973      13,051,371

Plan equity:
   Beginning of year .  . . . . . .   9,847,278   27,837,953    3,116,959   2,909,057   2,268,602      641,111      46,620,960
   End of year  . . . . . . . . . . $12,031,213  $34,034,320   $4,934,425  $3,778,333  $4,080,956    $ 813,084     $59,672,331


See accompanying notes to financial statements.




                    Profit Sharing Plan for Employees
             of Trinity Industries, Inc. and Certain Affiliates
                       Notes to Financial Statements
                             March 31, 1997

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

    Eligible employees automatically become participants and must indicate on the form or forms provided by the Plan Committee ("Committee") whether or not they want to make contributions to the Plan. If they elect to contribute, they will authorize the Employer to make payroll deductions for contributions to the Plan.

    Contributions - For fiscal year 1997 and 1996, each Plan participant agrees to contribute not less than two percent nor more than fourteen percent, or not less than two percent nor more than ten percent, respectively, of their compensation in one percent increments as designated by the participant. A participant's salary reduction may not exceed $9,500, $9,500, and $9,240 per calendar year ended 1997, 1996,and 1995, respectively. A salary reduction and contribution agreement must be entered into by each employee as the employee begins participation in the Plan and may be amended by such employee twice each year.

    Employer matching contributions shall be made if Company earnings are at least $0.33 per share of common stock and sufficient to pay dividends to stockholders ($0.68, $0.68 and $0.68 per share for the years ended March 31, 1997, 1996, and 1995, respectively). If the Employer matching contribution is made, then each participant with at least five years of service, shall receive an amount equal to 50 percent of that portion of such participant's employee contribution which does not exceed six percent of such participant's total compensation for the year. If the Employer matching contribution is made, then each participant with at least one but less than five years of service shall receive an amount equal to 25 percent of that portion of such participant's employee contribution which does not exceed six percent of such participant's total compensation for the year.

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

              (b) Guaranteed Investment Contract Account (the "Guaranteed
        				  Investment Account") invests in guaranteed investment
              contracts issued by various insurance companies selected
              annually by the Committee.  At March 31, 1997, the guaranteed investment contracts had guaranteed annual rates of return of
              7.33% (GAC 8672), 6.08% (GAC 20254), 8.31% (GAC 7614) and
              5.15% (GAC 7219).

              At March 31, 1996, the guaranteed investment contracts had guaranteed annual rates of return of 9.06% (GAC 5027), 6.24% (GAC 627-05387), 6.08% (GAC 20254), 8.31% (GAC 7614) and
              5.15% (GAC 7219).

              Participant's accounts invested in the Guaranteed Investment Account earn interest at a rate blended from all of the contracts included in the Guaranteed Investment Account. The account is credited with earnings on the underlying investments and charged for plan withdrawals and administrative expenses charged by the insurance companies. Transfers of participants accounts to and from the Guaranteed Investment Account are not permitted. However, during fiscal year 1997, participants were offered a one-time option to transfer monies out of the Guaranteed Investment Account and into other fund options.

              (c) Putnam Mutual Funds Investment Accounts (the "Putnam Mutual Funds") invests in three mutual funds selected by the
              Committee.   At March 31, 1997 and 1996, the funds are U.S.
              Government Income Trust, Growth and Income, and Voyager.

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

     Loans for "immediate and heavy financial needs" may be made for a minimum of $1,000 up to a maximum of $50,000, not to exceed 50 percent of the Employee contribution and related earnings and not to exceed 50 percent of the vested portion of the Employer contribution and related earnings. Loans are subject to rules and regulations established by the Committee, as defined in the Plan.

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


    Income tax status - The Plan has received a determination letter from the Internal Revenue Service dated April 30, 1997 stating that the Plan is a qualified plan under Section 401(a) of the Internal Revenue Code of 1986 (the "Code") and that the Trust is exempt from federal income tax under Section 501(a) of the Code. The Committee believes the Plan is being operated in compliance with applicable requirements of the code. The Committee is not aware of any course of action or series of events that have occurred that might adversely affect the Plan's qualified status.

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

2.  Significant Accounting Policies & Events

    Investments and investment income - Investments in the common stock of the Employer and the Putnam Mutual Funds are valued at the last reported sales price on the last business day of the Plan year as reported on a national securities exchange. The investments in guaranteed investment contracts are valued at contract value which approximates fair value. The Plan is in compliance with AICPA Statement of Position 94-4, "Reporting of investment contracts held by health and welfare benefit plans and defined contribution pension plans," with fair value approximating contract value for the guaranteed investment contracts.

   Security transactions are recorded on a trade date basis. The statement of income and changes in Plan equity include net unrealized appreciation or depreciation in fair value on investments. The Plan's financial statements are prepared on an accrual basis.


   Realized gains and losses - Realized gains and losses have been calculated using historical cost (first in, first out).

   Use of estimates in the preparation of financial statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Divestiture - At the close of business on March 31, 1997,
Trinity Industries, Inc. completed the divestiture, which commenced on September 26, 1996, of Halter Marine Group, Inc. ("Halter") by distributing the remaining shares of Halter stock to its stockholders in the form of a tax-free distribution. The financial statements for the year ended 1997 reflect the transfer of participants' assets, who were employed by Halter, out of the Plan.

3.  Investments
    Investments are as follows:
                      March 31, 1997            March 31, 1996
                      Cost     Fair value      Cost      Fair value
Trinity Industries,
 Inc. common
 stock           $11,220,350  $11,707,801* $10,343,845  $13,156,629*

Guaranteed investment
 contracts
   GAC 20254      15,230,674   15,230,674*   9,330,804    9,330,804*
   GAC 8672        1,000,000    1,000,000        -            -
   GAC 7219        4,324,900    4,324,900*   8,226,153    8,226,153*
   GAC 5027            -            -        4,776,358    4,776,358*
   GAC 627-05387       -            -        3,667,622    3,667,622
   GAC 7614       14,074,330   14,074,330*  12,994,488   12,994,488*
                  34,629,904   34,629,904   38,995,425   38,995,425

Putnam mutual funds
  U.S. Govt.
  Income Trust     5,632,314    5,449,145*   4,823,110    4,672,605*
  Growth & Income 10,910,509   12,973,297*   6,434,059    7,820,477*
  Voyager         11,709,070   12,509,249*   5,347,346    7,076,364*
                  28,251,893   30,931,691   16,604,515   19,569,446

Participant loans    957,674      959,157      864,088      863,724
                 $75,059,821  $78,228,553  $66,807,873  $72,585,224

The Trinity Common Stock at March 31, 1997 includes the right to receive .348 shares of Halter Common Stock for each share of Trinity Common Stock in the form of a tax-free distribution referred to in Note 2.

* Investment represents 5 percent or more of the fair value of total assets.

4.  Reconciliation of Financial Statements to the Form 5500

    The following is a reconciliation of Plan equity per the financial statements to the Form 5500:

                                                         March 31
                                                    1997          1996

Plan equity per the financial statements         $83,928,524  $78,704,133
Amounts allocated to withdrawing participants     (2,030,571)  (1,545,308)
Plan equity per the Form 5500                    $81,897,953  $77,158,825

    The following is a reconciliation of withdrawals, distributions and transfers per the financial statements to the Form 5500:

                                                     Year Ended March 31
                                                           1997
Withdrawals, distributions and transfers
  per the financial statements                          $ 3,423,724
Halter Marine Group, Inc.
  divestiture                                            12,292,245
Amounts allocated to withdrawing participants at
  end of year                                             2,030,571
Amounts allocated to withdrawing participants at
  beginning of year                                      (1,545,308)
Withdrawals, distributions and transfers
  per the Form 5500                                     $16,201,232

    Amounts allocated to withdrawing participants are recorded on the Form 5500 for withdrawals that have been processed and approved for payment prior to March 31 but not yet paid as of that date.






5.  Unrealized Appreciation (Depreciation) of Investments

    Unrealized appreciation (depreciation) of investments in Trinity common stock, Putnam mutual funds, and Participant loans for the years ended
March 31, 1997, 1996, and 1995 were determined as follows:

                                                            Net
                          Investments    Investments      increase
                        at fair value     at cost       (decrease)
March 31, 1997
Trinity common stock
    March 31, 1997      $11,707,801     $11,220,350     $  487,451
    March 31, 1996       13,156,629      10,343,846      2,812,783
                         (1,448,828)        876,504     (2,325,332)
Putnam mutual funds
    March 31, 1997       30,931,691      28,251,893      2,679,798
     March 31, 1996      19,569,446      16,604,515      2,964,931
                         11,362,245      11,647,378       (285,133)
Participant loans
    March 31, 1997          959,157         957,674          1,483
     March 31, 1996         863,724         863,724           -
                             95,433          93,950          1,483

Unrealized depreciation
 of investments                                        $(2,608,982)


March 31, 1996
Trinity common stock
    March 31, 1996      $13,156,629     $10,343,846     $2,812,783
    March 31, 1995       11,192,467       7,591,381      3,601,086
                          1,964,162       2,752,465       (788,303)
Putnam mutual funds
    March 31, 1996       19,569,446      16,604,515      2,964,931
    March 31, 1995       11,245,201      10,900,175        345,026
                          8,324,245       5,704,340      2,619,905
Participant loans
    March 31, 1996          863,724         864,088           (364)
    March 31, 1995          768,096         768,416           (320)
                             95,628          95,672            (44)

Unrealized appreciation
 of investments                                         $1,831,558



March 31, 1995
Trinity common stock
    March 31, 1995      $11,192,467     $ 7,591,381     $3,601,086
    March 31, 1994        9,280,170       5,433,189      3,846,981
                          1,912,297       2,158,192       (245,895)
Putnam mutual funds
     March 31, 1995      11,245,201      10,900,175        345,026
     March 31, 1994       7,191,495       7,348,073       (156,578)
                          4,053,706       3,552,102        501,604

Participant loans
     March 31, 1995         768,096         768,416           (320)
     March 31, 1994         567,334         567,573           (239)
                            200,762         200,843            (81)

Unrealized appreciation
 of investments                                         $  255,628




6.  Expenses

    The expenses incurred by the Trustee in the performance of its duties, including the Trustee's compensation and the services of the recordkeeper, shall be paid by the Plan unless paid by the Employer. The Employer paid $187,993, $300,751, and $268,624, for recordkeeping and trustee fees on behalf of the Plan for the fiscal years ended March 31, 1997, 1996, and 1995, respectively.


                              Index to Exhibits


        Number                     Description               Page
          23          Consent of Independent Auditors          21

       Line-27(a)   Schedule of Assets Held for
                      Investment Purposes                      22

        Line-27(d)   Schedule of Reportable
                      Transactions                           23-24



Exhibit 23


                        Consent of Independent Auditors


    We consent to the incorporation by reference in Post Effective Amendment No. 1 to the Registration Statement (Form S-8, File No. 33-10937) pertaining to the Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates and in the related Prospectus of our report dated June 13, 1997, with respect to the financial statements and supplemental schedules of the Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates included in this Annual Report (Form 11-K) for the year ended March 31, 1997.



                                                      ERNST & YOUNG LLP
Dallas, Texas
June 25, 1997









                       Profit Sharing Plan for Employees
               of Trinity Industries, Inc. And Certain Affiliates
                Line 27(a) - Assets Held for Investment Purposes
                                 March 31, 1997

                              Units,
                              shares,
                              or face                  Current
     Identity                 amount      Cost         value

Texas Commerce Bank
Short Term Money Market*               $   546,823   $   546,823

Trinity Industries, Inc.
  common stock*              385,442    11,220,350    11,707,801

Guaranteed Investment Contracts

  John Hancock Mutual Life
   GAC 8672  7.33%                       1,000,000     1,000,000
      GAC 7219  5.15%                    4,324,900     4,324,900
    GAC 7614  8.31%                     14,074,330    14,074,330

  Metropolitan Life Ins Co.
   GAC 20254 6.08%                      15,230,674    15,230,674

                                        34,629,904    34,629,904

Putnam mutual funds
  U. S. Govt.
    Income Trust              432,129    5,632,314     5,449,145

  Growth & Income             705,454   10,910,509    12,973,297

  Voyager                     817,598   11,709,070    12,509,249
                                        28,251,893    30,931,691

Participant loans*                            -          959,157
                                       $74,648,970   $78,775,376

* Party-in-interest



                     Profit Sharing Plan for Employees
            of Trinity Industries, Inc. and Certain Affiliates
                   Line 27(d) - Reportable Transactions
                         Year Ended March 31, 1997
                  (Pursuant to ERISA 2520.103-6(d)(2))
     (a)            (b)          (c)            (d)              (g)            (h)            (i)
                                                                             Value of
Identity of                    Purchase       Selling          Cost of       asset on       Net gain
Party Involved     Asset        Price          Price            Asset       trans. date     or (loss)
Category (i)-Individual transactions in excess of 5% of Plan equity

Allstate Life
 Insurance Co.  GAC 5027          -         5,061,462        5,061,462      5,061,462           -

John Hancock
 Mutual Life    GAC 7219          -         4,253,419        4,253,419      4,253,419           -

Texas Commerce
 Bank          Short-term    7,520,452           -           7,520,452      7,520,452           -
               Money Mkt.         -         7,402,138        7,402,138      7,402,138           -
                                  -         3,973,914        3,973,914      3,973,914           -

Fidelity          695        9,387,605           -           9,387,605      9,387,605           -
                                  -         9,387,605        9,387,605      9,387,605           -



Category (iii)-Series of securities transactions in excess of 5% of Plan equity

Allstate Life
 Insurance Co.  GAC 5027       285,104           -             285,104        285,104           -
                                  -         5,061,462        5,061,462      5,061,462           -

John Hancock
 Mutual Life    GAC 7219       352,166           -             352,166        352,166           -
                                  -         4,253,419        4,253,419      4,253,419           -

Metropolitan Life
 Insurance Co.  GAC 20254    5,899,870           -           5,899,870      5,899,870           -

Provident Life &
 Accident Ins.  GAC 627-       190,386           -             190,386        190,386           -
                   05387          -         3,858,008        3,858,008      3,858,008           -

Putnam Investments,
 Inc.           Growth &
                 Income      4,618,631           -           4,618,631      4,618,631           -
                                  -           178,909          142,181        178,909         36,728

                 Voyager     6,479,886           -           6,479,886      6,479,886           -
                                  -           140,082          118,162        140,082         21,920






                         Profit Sharing Plan for Employees
                of Trinity Industries, Inc. and Certain Affiliates
                       Line 27(d) - Reportable Transactions
                             Year Ended March 31, 1997
                      (Pursuant to ERISA 2520.103-6(d)(2))
     (a)            (b)          (c)            (d)              (g)            (h)            (i)
                                                                             Value of
Identity of                    Purchase       Selling          Cost of       asset on       Net gain
Party Involved     Asset        Price          Price            Asset       trans. date     or (loss)
Category (iii)-Continued

Trinity Industries,
 Inc.*           Common
                  Stock       2,607,603           -           2,607,603      2,607,603          -
                                   -         1,757,452        1,731,100      1,757,452        26,352

Fidelity          695        15,762,674           -          15,762,674     15,762,674          -
                                   -        15,762,674       15,762,674     15,762,674          -

Texas Commerce
Bank           Short-term    36,906,280           -          36,906,280     36,906,280          -
               Money Mkt.          -        37,107,159       37,107,159     37,107,159          -



There were no category (ii) or (iv) reportable transactions.
Columns (e) and (f) are not applicable.
* Party-in-interest