Form 10-Q
period 1997-06-30
TRINITY INDUSTRIES INC
filed 1997-08-12
CIK 99780

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                FORM 10-Q


  (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 1997

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

                            (214) 631-4420
                     (Registrant's Telephone Number,
                          Including Area Code)



  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                      Yes   X      No



                               43,095,879
   (Number of shares of common stock outstanding as of June 30, 1997)







                                 Part I

  Item 1 - Financial Statements

                        Trinity Industries, Inc.
                       Consolidated Balance Sheet
                               (unaudited)
                   (in millions except per share data)

                                              June 30   March 31
  Assets                                        1997      1997

  Cash and cash equivalents . . . . . . . . . $    7.6  $   12.2
  Receivables . . . . . . . . . . . . . . . .    291.0     236.9
  Inventories:
    Raw material and supplies . . . . . . . .    225.2     216.7
    Work in process . . . . . . . . . . . . .     39.7      41.9
    Finished goods  . . . . . . . . . . . . .     53.1      55.9
                                                 318.0     314.5

  Property, plant and equipment, at cost. . .  1,161.6   1,136.5
  Less accumulated depreciation . . . . . . .   (439.6)   (424.9)
                                                 722.0     711.6

  Other assets. . . . . . . . . . . . . . . .     79.0      81.2
                                              $1,417.6  $1,356.4

  Liabilities and Stockholders' Equity

  Short-term debt . . . . . . . . . . . . . . $  102.0  $   64.0
  Accounts payable and accrued liabilities. .    267.4     261.2
  Long-term debt. . . . . . . . . . . . . . .    167.7     178.6
  Deferred income taxes . . . . . . . . . . .     24.1      22.8
  Other liabilities . . . . . . . . . . . . .     20.6      20.3
                                                 581.8     546.9
  Stockholders' equity:
    Common stock - par value $1 per share;
     authorized 100.0 shares; shares issued
     and outstanding at June 30, 1997 - 43.1
     and March 31, 1997 - 43.0. . . . . . . .     43.1      43.0
    Capital in excess of par value. . . . . .    273.7     273.3
    Retained earnings . . . . . . . . . . . .    519.0     493.2
                                                 835.8     809.5
                                              $1,417.6  $1,356.4








                           Trinity Industries, Inc.
                        Consolidated Income Statement
                                 (unaudited)
                     (in millions except per share data)

                                                       Three Months
                                                      Ended June 30
                                                       1997    1996
Revenues. . . . . . . . . . . . . . . . . . . . . .   $560.1  $576.5

Operating costs:
  Cost of revenues. . . . . . . . . . . . . . . . .    459.2   487.0
  Selling, engineering and administrative expenses.     37.4    30.6
  Retirement plans expense. . . . . . . . . . . . .      5.2     5.0
                                                       501.8   522.6
Operating profit. . . . . . . . . . . . . . . . . .     58.3    53.9

Other (income) expenses:
  Interest income . . . . . . . . . . . . . . . . .     (0.5)   (0.2)
  Interest expense. . . . . . . . . . . . . . . . .      5.0     6.4
  Other, net. . . . . . . . . . . . . . . . . . . .      1.2    (1.4)
                                                         5.7     4.8

Income from continuing operations
  before income taxes . . . . . . . . . . . . . . .     52.6    49.1

Provision (benefit) for income taxes:
  Current . . . . . . . . . . . . . . . . . . . . .     18.4    21.0
  Deferred. . . . . . . . . . . . . . . . . . . . .      1.0    (2.4)
                                                        19.4    18.6

Income from continuing operations . . . . . . . . .     33.2    30.5

Income from discontinued operations (net of income
  taxes of $2.3). . . . . . . . . . . . . . . . . .      -       3.3

Net income. . . . . . . . . . . . . . . . . . . . .   $ 33.2  $ 33.8

Net income per common and common equivalent share
  from continuing operations. . . . . . . . . . . .   $ 0.76  $ 0.72

Net income per common and common equivalent share
  from discontinued operations. . . . . . . . . . .      -      0.08

Net income per common and common equivalent share .   $ 0.76  $ 0.80

Weighted average number of common and common
 equivalent shares outstanding. . . . . . . . . . .     43.6    42.1





                           Trinity Industries, Inc.
                      Consolidated Statement of Cash Flows
                                  (unaudited)
                                 (in millions)
                                                         Three Months
                                                         Ended June 30
                                                        1997      1996
Cash flows from operating activities:
 Net income. . . . . . . . . . . . . . . . . . . . .   $ 33.2    $ 33.8
  Less: Income from discontinued operations. . . . .      -        (3.3)
  Income from continuing operations. . . . . . . . .     33.2      30.5
 Adjustments to reconcile net income to net cash
  provided (required) by operating activities:
   Depreciation. . . . . . . . . . . . . . . . . . .     19.0      18.5
   Deferred provision (benefit) for income taxes . .      1.0      (2.4)
   Gain on sale of property, plant and equipment . .     (0.8)     (1.4)
   Other . . . . . . . . . . . . . . . . . . . . . .      0.4      (0.5)
   Change in assets and liabilities:
    (Increase) decrease in receivables . . . . . . .    (52.2)     42.7
    (Increase) decrease in inventories . . . . . . .     14.5      (0.4)
    (Increase) decrease in other assets. . . . . . .      4.1      (3.4)
    Increase in accounts payable and accrued
     liabilities . . . . . . . . . . . . . . . . . .      3.2      14.6
    Increase in other liabilities. . . . . . . . . .      0.3       0.6
     Total adjustments . . . . . . . . . . . . . . .    (10.5)     68.3
   Net cash provided by operating activities . . . .     22.7      98.8

Cash flows from investing activities:
 Proceeds from sale of property, plant
  and equipment. . . . . . . . . . . . . . . . . . .     12.3      14.7
 Capital expenditures. . . . . . . . . . . . . . . .    (23.2)    (27.0)
 Payment for purchase of acquisitions,
  net of cash acquired . . . . . . . . . . . . . . .    (36.5)       -
   Net cash required by investing activities . . . .    (47.4)    (12.3)

Cash flows from financing activities:
 Issuance of common stock. . . . . . . . . . . . . .      0.2       1.0
 Net borrowings (repayments) under short-term debt .     38.0     (71.0)
 Payments to retire long-term debt . . . . . . . . .    (10.8)     (8.0)
 Dividends paid. . . . . . . . . . . . . . . . . . .     (7.3)     (7.1)
   Net cash provided (required) by
    financing activities . . . . . . . . . . . . . .     20.1     (85.1)

Cash flows required by discontinued operations . . .       -      (12.4)

Net decrease in cash and cash equivalents. . . . . .     (4.6)    (11.0)
Cash and cash equivalents at beginning of period . .     12.2      14.7
Cash and cash equivalents at end of period . . . . .   $  7.6    $  3.7









                            Trinity Industries, Inc.
                 Consolidated Statement of Stockholders' Equity
                                   (unaudited)
                  (in millions except share and per share data)


                                                Common   Capital
                                     Common      Stock      in               Total
                                     Shares      $1.00    Excess             Stock-
                                  (100,000,000)   Par     of Par  Retained   holders'
                                   Authorized)   Value    Value   Earnings   Equity
Balance at March 31, 1996 . . . .  41,596,037   $41.6    $239.6   $464.8    $746.0
 Other. . . . . . . . . . . . . .      61,045     0.1       1.0       -        1.1
 Net income . . . . . . . . . . .        -         -         -      33.8      33.8
 Cash dividends
  ($0.17 per share)   . . . . . .        -         -         -      (7.1)     (7.1)
Balance June 30, 1996 . . . . . .  41,657,082   $41.7    $240.6   $491.5    $773.8






Balance at March 31, 1997 . . . .  43,046,365   $43.0    $273.3   $493.2    $809.5
 Other. . . . . . . . . . . . . .      49,514     0.1       0.4       -        0.5
 Net income . . . . . . . . . . .        -         -         -      33.2      33.2
 Cash dividends
  ($0.17 per share)   . . . . . .        -         -         -      (7.4)     (7.4)
Balance June 30, 1997 . . . . . .  43,095,879   $43.1    $273.7   $519.0    $835.8






The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of the Registrant. In the opinion of the Registrant, all adjustments, consisting only of normal and recurring adjustments necessary to a fair presentation of the financial position of the Registrant as of June 30, 1997 and March 31, 1997, the results of operations for the three month periods ended June 30, 1997 and 1996 and cash flows for the three month periods ended June 30, 1997 and 1996, in conformity with generally accepted accounting principles, have been made.





                          Trinity Industries, Inc.
                 Notes to Consolidated Financial Statements
                               June 30, 1997


        Acquisitions

        On May 30, 1997, the Registrant acquired, pursuant to an asset purchase agreement through a wholly-owned subsidiary of the Registrant, the Industrial Products Division of Ladish Co., Inc., ("Ladish") a manufacturer and distributor of pipefitting, flange, and valve products.


  Item 2 - Management's Discussion and Analysis of Consolidated
           Financial Condition and Statement of Operations


  The increase in 'Receivables' at June 30, 1997 compared to March 31, 1997 is due primarily to increased business in the Construction Products segment from improved seasonal revenues.

  Short-term debt increased due primarily to the acquisition of Ladish.


                         Statement of Operations

                   Three Months Ended June 30, 1997 vs.
                     Three Months Ended June 30, 1996

  Operating profit from continuing operations in the current quarter increased $4.4 million, or 8.2%, compared to the same period last year on a slight decrease in revenues due to improved operating profit margins across all segments.

  Operating profit for the Transportation Products segment increased in the current three month period on lower revenues when compared to the prior year quarter as a result of improving margins attained from cost reduction programs put in place in prior periods. Revenues decreased due to a reduction in railcar deliveries. The replacement cycle for railcars and barges coupled with strong traffic on the nation's rails and rivers continues to drive this segment. It is anticipated that these factors will continue throughout the fiscal year.

  Construction Products revenues and operating profit for the current quarter were higher due to increased governmental, residential, and commercial construction that utilizes the Company's highway guardrail and safety systems products and its ready-mix concrete and aggregate businesses. The federal government continues to emphasize roadside safety and the upgrade of America's highway system to higher standards to reflect changes in vehicle mix. In addition the overall economic outlook across industries has led to strong activity levels in construction markets served by the Registrant. These factors should continue to provide a favorable market demand for the Company's construction products.


  The Industrial Products segment's operating results are also higher in the current quarter as this segment continues to benefit from a global increase in energy and petrochemical demand as well as the level of housing starts in markets served by the Company's LPG business.

  This report contains "forward looking statements" as defined by the Private Securities Litigation Reform Act of 1995 and includes statements as to expectations, beliefs, plans, objectives and future financial performance, or assumptions underlying or concerning matters herein. These statements that are not historical facts are forward looking and involve estimates; projections; goals; forecasts; legal, regulatory and environmental issues; market conditions, competition and expectations for new and existing products in Trinity's Transportation Products, Construction Products and Industrial Products segments; expectations for market segments and industry growth; technologies; steel prices; interest rates and capital costs; taxes; effects of unstable governments and business conditions in emerging economies; and other assumptions and uncertainties, any of which could cause actual results or outcomes to differ materially from those expressed in the forward looking statements. Any forward looking statement speaks only as of the date on which such statement is made. Trinity undertakes no obligation to update any forward looking statement or statements to reflect events or circumstances after the date on which such statement is made.



                                 Part II


  Item 4 - Submission of Matters to a Vote of Security Holders

  At the Annual Meeting of Stockholders held July 16, 1997, stockholders elected ten incumbent directors for a one-year term (Proposal No. 1) and approved an amendment to Trinity's 1993 Stock Option and Incentive Plan (Proposal No. 2). The vote tabulation on each proposal follows:


                               Proposal          Proposal
                                No. 1             No. 2
     For                      37,928,177        36,522,368
     Against/Withheld            105,689         1,356,391
     Abstentions                  64,935           220,042
                              38,098,801        38,098,801








  Item 6 - Exhibits and Reports on Form 8-K.

       (a)  Exhibits

       Exhibit
       Number           Description

       10.3		Amendment No. 1 to Executive Severance Agreement
					        entered into between the Registrant and all
					        executive officers of the Registrant (other than
					        Mr. French).

       10.7		Amendment No. 1 to Supplemental Retirement
					        Benefit Plan for W. Ray Wallace effective
					        July 18, 1990.

       10.8		Amendment No. 1 to 1993 Stock Option and Incentive
					        Plan.

       10.10	Amendment No. 2 to Supplemental Profit Sharing
					        Plan for Employees of Trinity Industries, Inc.
					        and Certain Affiliates dated June 30, 1990.
					        Amendment No. 2 to Supplemental Profit Sharing
					        Trust for Employees of Trinity Industries, Inc.
        					and Certain Affiliates dated June 30, 1990.

       27   	Financial Data Schedule



       (b) Form 8-K was filed on April 14, 1997 that confirmed the completion on March 31, 1997 of the property distribution of 15,000,000 shares of common stock of Halter Marine Group, Inc. to Trinity stockholders.

            Form 8-K was filed on May 7, 1997 that reported the adoption of amendments to the Registrant's By-Laws. In addition, the Registrant and the Bank of New York amended the Rights Agreement dated April 11, 1989.

            Form 8-K was filed on June 26, 1997 that issued the restated Consolidated Financial Statements of Trinity to reflect the distribution of Halter Marine Group, Inc. in accordance with APB No. 30





  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Trinity Industries, Inc.


                              By: /S/ John M. Lee
                                   John M. Lee
                                   Vice President



  August 12, 1997







                             Index to Exhibits


 No.                         Description


 10.3	     Amendment No. 1 to Executive Severance Agreement
    		     entered into between the Registrant and all
		         executive officers of the Registrant (other than
	   	      Mr. French).

 10.7	     Amendment No. 1 to Supplemental Retirement
     	     Benefit Plan for W. Ray Wallace effective
	       	  July 18, 1990.

 10.8	     Amendment No. 1 to 1993 Stock Option and Incentive
  	     	  Plan.

 10.10  	  Amendment No. 2 to Supplemental Profit Sharing
	     	    Plan for Employees of Trinity Industries, Inc.
	          and Certain Affiliates dated June 30, 1990.
	          Amendment No. 2 to Supplemental Profit Sharing Trust for Employees of Trinity Industries, Inc. and Certain Affiliates dated June 30, 1990.

 27        Financial Data Schedule





Exhibit 10.3



                        AMENDMENT NO. 1 TO
                   EXECUTIVE SEVERANCE AGREEMENT

               The Executive Severance Agreement (the "Agree-ment"), entered into as of June 8, 1989 between Trinity Industries, Inc. (the "Company") and __________ (the "Executive") is hereby amended, effective as of May 6, 1997, as set forth below.

               Any term which is not defined below shall have the meaning set forth for such term in the Agreement.

               1.   Section 1(i) of the Agreement is hereby
     amended and restated to read as follows:

               (i)  June 8, 1999; provided, however,
               that, commencing on June 8, 1998 and on each anniversary date thereafter (each such date, an "Anniversary Date"), the expiration date under this clause (i) shall automatically be extended for one additional year unless, not later than the December 31 immediately prior to such Anni-versary Date, either party shall have given written notice that it does not wish to extend this Agreement;

               2. Section 1(ii) of the Agreement is hereby amended and restated to read as follows:

               (ii) the termination of the Executive's
               employment with the Company based on death, Disability (as defined in Section 3(b) hereof) or Cause (as defined in Section 3(d) hereof) or by the Executive for Good Reason (as defined in Section 3(e) hereof); and

               3.   The second sentence of Section 2 of the
     Agreement is hereby amended and restated to read as fol-lows:

               For purposes of this Agreement, a "Change in Control" of the Company shall be deemed to have occurred if the event set forth in any one of the following paragraphs shall have occurred:

                         (i)  any Person is or becomes
                    the Beneficial Owner, directly or indi-
                    rectly, of securities of the Company
                    (not including in the securities
                    beneficially owned by such Person any
                    securities acquired directly from the
                    Company or its affiliates) represent-
                    ing 30% or more of the combined vot-
                    ing power of the Company's then out-
                    standing securities, excluding any
                    Person who becomes such a Beneficial
                    Owner in connection with a
                    transaction described in clause (A)
                    of paragraph (iii) below; or

                         (ii)  the following individuals
                    cease for any reason to constitute a ma-jority of the number of directors then serving: individuals who, on May 6, 1997, constitute the Board and any new director (other than a director whose initial as-sumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Company) whose appoint-ment or election by the Board or nomina-tion for election by the Company's stock-holders was approved or recommended by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors on May 6, 1997 or whose ap-pointment, election or nomination for election was previously so approved or recommended; or

                         (iii)  there is consummated a
                    merger or consolidation of the Company or any direct or indirect subsidiary of the Company with any other corporation, other than (A) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining out-standing or by being converted into voting securities of the surviving entity or any parent thereof) at least 60% of the com-bined voting power of the securities of the Company or such surviving entity or any parent thereof outstanding immediately after such merger or con-solidation, or (B) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no
                    Person is or becomes the Beneficial
                    Owner, directly or indirectly, of
                    securities of the Company (not in-
                    cluding in the securities Bene-
                    ficially Owned by such Person any
                    securities acquired directly from the
                    Company or its Affiliates) represent-
                    ing 30% or more of the combined
                    voting power of the Company's then
                    outstanding securities; or

                         (iv)  the stockholders of the
                    Company approve a plan of complete liqui-dation or dissolution of the Company or there is consummated an agreement for the sale or disposition by the Company of all or substantially all of the Company's as-sets, other than a sale or disposition by the Company of all or substantially all of the Company's assets to an entity, at least 60% of the combined voting power of the voting securities of which are owned by stockholders of the Company in substan-tially the same proportions as their own-ership of the Company immediately prior to such sale.

          For purposes hereof:

          "Affiliate" shall have the meaning set forth in Rule 12b-2 promulgated under Section 12 of the Exchange Act.

          "Beneficial Owner" shall have the meaning set forth in Rule 13d-3 under the Exchange Act.

          "Exchange Act" shall mean the Securities Ex-change Act of 1934, as amended from time to time.

          "Person" shall have the meaning given in Sec-tion 3(a)(9) of the Exchange Act, as modified and used in Sections 13(d) and 14(d) thereof, except that such term shall not include (i) the Company or any of its subsidiaries, (ii) a trustee or other fiduciary holding securities under an employee benefit plan of the Company or any of its Affiliates, (iii) an underwriter temporarily holding securities pursuant to an offering of such securities or (iv) a corpora-tion owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company.

               4.   Section 3 of the Agreement is hereby
     amended by deleting subsection 3(a)(iii) thereof and redesignating all subsequent subsections, and references thereto, accordingly.

               5.   Section 3 of the Agreement is hereby
     amended by deleting subsection 3(c) thereof and replacing said subsection with "[subsection intentionally left blank]."

               6. Section 3(e)(i) of the Agreement is hereby amended and restated to read as follows:

               (i)  the assignment to the Executive by
               the Company of duties inconsistent with the Executive's position, duties, responsibilities and status with the Company immediately prior to a Change in Control of the Company, or a change in the Executive's titles or offices as in effect immediately prior to a Change in Con-trol of the Company, or any removal of the Executive from or any failure to reelect the Executive to any of such positions, except in connection with the termination of his employ-ment for Disability or Cause or as a result of the Executive's death or by the Executive other than for Good Reason;

               [7. Section 3(e)(ix) of the Agreement is hereby amended by deleting the word "or" from the end thereof.

               8. Section 3(e)(x) of the Agreement is hereby amended by replacing the period at the end thereof with "; or".

               9.   Section 3(e) of the Agreement is hereby
     amended by adding a subsection (xi) thereto as follows:

               (xi) the Executive's decision to terminate employment for any reason during the period of time beginning on the six-month anniversary of a Change in Control and ending on the twelve-month anniversary of such Change in Control.]

               10.  The first paragraph of Section 4 of the
     Agreement is hereby amended and restated as follows:

          The Company may terminate the Executive's em-ployment at any time; however, if the Company shall terminate the Executive's employment other than pursuant to Section 3(b) or 3(d) or if the Executive shall terminate his employment for Good Reason, then as severance pay and as the Executive's sole remedy for such termina-tion:

               11.  Section 4(i) of the Agreement is hereby
     amended and restated to read as follows:

               (i)  the Company shall pay to the Execu-
               tive in a lump sum, in cash, on or before the fifth day following the Date of Termination, an amount equal to three times the sum of (A) the Executive's base salary as in effect immediate-ly prior to the Change in Control or, if high-er, in effect immediately prior to the Date of Termination and (B) the bonus earned with re-spect to the fiscal year immediately prior to the Change in Control or, if higher, the fiscal year immediately prior to the Date of Termina-tion;

               12. Section 4(ii) of the Agreement is hereby amended and restated to read as follows:

               (ii) the Company shall provide, at the
               Company's sole expense, all benefits to which the Executive and anyone entitled to claim under or through the Executive would be enti-tled under the Company's group hospitalization plan, health care plan, dental care plan, life or other insurance or death benefit plan, or other present or future similar group employee benefit plan or program of the Company for which key executives are eligible, as such plans are in effect immediately prior to the Change in Control (or, if more favorable to the Executive, immediately prior to the Notice of Termination), to the same extent as if the Executive had continued in the employment of the Company during the thirty-six month period following the Date of Termination;

               13. Section 4(iii) of the Agreement is hereby amended and restated to read as follows:

               (iii)     the Company shall pay to the
               Executive and, if applicable, to his beneficia-ries, in cash, on or before the fifth day fol-lowing the Date of Termination, a lump sum representing the present value of the excess of
               (A) the benefit (expressed as a life annuity commencing at age 65 or such earlier date as of which the actuarial equivalent of such annuity is greatest) that the Executive would have accrued under the provisions of the Company's Pension Plan for Salaried Employees in effect immediately prior to the Change in Control had the Executive continued to be employed for an additional thirty-six months following the Date of Termination at the annual rate of compensa-tion taken into account under clause (i) hereof over (B) the benefit actually accrued by the Executive under such plan. For purposes here-of, "present value" shall be determined using a discount rate of [ ]% per annum and "actuarial equivalence" shall be determined using the same assumptions utilized under such plan.

               14.  The final paragraph of Section 4 of the
     Agreement is hereby amended to read as follows:

               The foregoing payments shall be subject to withholding of federal state and local income, FICA and similar taxes, if required by law.

               15. The Agreement is hereby amended by insert-ing a Section 4.A. following Section 4 thereof as fol-lows:

               4.A. Whether or not the Executive becomes entitled to the payments under Section 4 here-of, if any of the payments or benefits received or to be received by the Executive in connec-tion with a Change in Control or the Executive's termination of employment (whether pursuant to the terms of this Agreement or any other plan, arrangement or agreement with the Company, any Person whose actions result in a Change in Control or any Person affiliated with the Company or such Person) (such payments or benefits, excluding the Gross-Up Payment, being hereinafter referred to as the "Total Pay-ments") would be subject to the excise tax im-posed under section 4999 of the Internal Reve-nue Code of 1986, as amended (the "Excise Tax"), the Company shall pay to the Executive an additional amount (the "Gross-Up Payment") such that the net amount retained by the Execu-tive, after deduction of any Excise Tax on the Total Payments and any federal, state and local income and employment taxes and Excise Tax upon the Gross-Up Payment, shall be equal to the Total Payments. For purposes of determining the amount of the Gross-Up Payment, the Execu-tive shall be deemed to pay federal income taxes at the highest marginal rate of federal income taxation in the calendar year in which the Gross-Up Payment is to be made and state and local income taxes at the highest marginal rates of taxation in the state and locality of the residence of the Executive on the Date of Termination, net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes. All determinations made under this Section 4.A. shall be made by the accounting firm which served as the Company's auditor immediately prior to the Change in Control.


               IN WITNESS WHEREOF, the Company has caused this Amendment to be executed by a duly authorized officer of the Company and Executive has executed this Amendment as of the day and year first above written.



                                   TRINITY INDUSTRIES, INC.

                                   By:_____________________

                                   ________________________
                                   [Executive]



Exhibit 10.7



                        AMENDMENT NO. 1 TO
               SUPPLEMENTAL RETIREMENT BENEFIT PLAN
                        FOR W. RAY WALLACE

               The Supplemental Retirement Benefit Plan (the "Plan"), effective as of July 18, 1990 between Trinity Industries, Inc. (the "Company") and W. Ray Wallace, is hereby amended, effective as of May 6, 1997, as set forth below.

               Any term which is not defined below shall have the meaning set forth for such term in the Plan.

               1.   Section 4 of the Plan is hereby amended
     and restated by adding the following sentence at the end thereof:

               Notwithstanding the foregoing or the provisions of Section 5 hereof, the present value (deter-mined utilizing a discount rate of [ ]% per annum) of the Supplemental Retirement Benefits shall be paid to Employee in a lump sum cash payment within five days following any termina-tion of Employee's employment subsequent to a Change in Control (as hereinafter defined).

               2. Section 6 of the Plan is hereby amended and restated to read as follows:

                                6.

              MATERIAL CHANGES AFFECTING THE COMPANY

               In the event of a Change in Control (as
               hereinafter defined), the Company shall deposit in trust for Employee with a national bank designated by Employee that has offices in Dallas, Texas and a capital and surplus of not less than Twenty-Five Million Dollars, as trustee, the actuarial equivalent of the Sup-plemental Retirement Benefits payable hereun-der, calculated as if such Supplemental Retire-ment benefits commence twenty (20) days after the date of such Change in Control. The terms of the trust shall provide (a) for payments comparable to the payments that the Company would otherwise pay under this Agreement, (b) shall create a spendthrift trust and (c) shall otherwise be in form and substance determined by Employee.

               For purposes hereof, a "Change in Control" shall be deemed to have occurred if the event set forth in any one of the following para-graphs shall have occurred:

                    (I)  any Person is or becomes the
               Beneficial Owner, directly or indirectly, of securities of the Company (not including in the securities beneficially owned by such Person any securities acquired directly from the Com-pany or its affiliates) representing 30% or more of the combined voting power of the Com pany's then outstanding securities, excluding any Person who becomes such a Beneficial Owner in connection with a transaction described in clause (i) of paragraph (III) below; or

                    (II)  the following individuals cease
               for any reason to constitute a majority of the number of directors then serving: individuals who, on May 6, 1997, constitute the Board and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solici-tation, relating to the election of directors of the Company) whose appointment or election by the Board or nomination for election by the Company's stockholders was approved or recom-mended by a vote of at least two-thirds (2/3) of the directors then still in office who ei-ther were directors on May 6, 1997 or whose ap-pointment, election or nomination for election was previously so approved or recommended; or

                    (III)  there is consummated a merger
               or consolidation of the Company or any direct or indirect subsidiary of the Company with any other corporation, other than (i) a merger or consolidation which would result in the voting securities of the Company outstanding immedi-ately prior to such merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or any par-ent thereof) at least 60% of the combined vot-ing power of the securities of the Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation, or (ii) a merger or consolida-tion effected to implement a recapitalization of the Company (or similar transaction) in which no Person is or becomes the Beneficial Owner, directly or indirectly, of securities of the Company (not including in the securities Beneficially Owned by such Person any securi-ties acquired directly from the Company or its Affiliates) representing 30% or more of the combined voting power of the Company's then outstanding securities; or

                    (IV)  the stockholders of the Company
               approve a plan of complete liquidation or dis-solution of the Company or there is consummated an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets, other than a sale or disposi-tion by the Company of all or substantially all of the Company's assets to an entity, at least 60% of the combined voting power of the voting securities of which are owned by stockholders of the Company in substantially the same pro-portions as their ownership of the Company immediately prior to such sale.

          For purposes hereof,

          "Affiliate" shall have the meaning set forth in Rule 12b-2 promulgated under Section 12 of the Exchange Act.

          "Beneficial Owner" shall have the meaning set forth in Rule 13d-3 under the Exchange Act.

          "Exchange Act" shall mean the Securities Ex-change Act of 1934, as amended from time to time.

          "Person" shall have the meaning given in Sec-tion 3(a)(9) of the Exchange Act, as modified and used in Sections 13(d) and 14(d) thereof, except that such term shall not include (i) the Company or any of its subsidiaries, (ii) a trustee or other fiduciary holding securities under an employee benefit plan of the Company or any of its Affiliates, (iii) an underwriter temporarily holding securities pursuant to an offering of such securities or (iv) a corpora-tion owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company.

               3.   The definition of "Annual Compensation" in
     Section 8 of the Plan is hereby amended and restated as follows:

               "Annual Compensation" shall mean the base, incentive, deferred and other compensation earned by the Employee in respect of a particu-lar fiscal year, but shall not include pension, profit sharing or other retirement plan contri-butions or benefits, the grant or exercise of stock options, life and health insurance premi-ums or benefits, medical reimbursements, reim-bursed expenses, or any other perquisites.


               IN WITNESS WHEREOF, the Company has caused this Amendment to be executed by a duly authorized officer of the Company and Executive has executed this Amendment as of the day and year first above written.



                                   TRINITY INDUSTRIES, INC.

                                   By:_____________________


                                   ________________________
                                   W. RAY WALLACE



Exhibit 10.8


                        AMENDMENT NO. 1 TO
               1993 STOCK OPTION AND INCENTIVE PLAN

               The Trinity Industries, Inc. 1993 Stock Option and Incentive Plan, as amended from time to time (the
     "Plan"), is hereby further amended, effective as of May
     6, 1997, as set forth below.

               Any term which is not defined below shall have the meaning set forth for such term in the Plan.

               1. Section 2 of the Plan is hereby amended to delete the definition of "Reorganization" contained therein.

               2. Section 10(c) of the plan is hereby amend-ed and restated as follows:

                    (c)  In the event of a Change in
               Control (as hereinafter defined), each stock option granted under the Plan shall become fully vested and exercisable.

                    For purposes hereof, a "Change in
               Control" shall be deemed to have occurred if the event set forth in any one of the following paragraphs shall have occurred:

                         (I)  any Person is or becomes
                    the Beneficial Owner, directly or indi-
                    rectly, of securities of the Company (not including in the securities beneficially owned by such Person any securities ac-quired directly from the Company or its affiliates) representing 30% or more of the combined voting power of the Company's then outstanding securities, excluding any Person who becomes such a Beneficial Owner in connection with a transaction described in clause (i) of paragraph (III) below; or
                         (II)  the following individuals
                    cease for any reason to constitute a ma-
                    jority of the number of directors then
                    serving: individuals who, on May 6, 1997, constitute the Board and any new director (other than a director whose initial as-sumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Company) whose appointment or elec-tion by the Board or nomination for election by the Company's stockhold-ers was approved or recommended by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors on May 6, 1997 or whose appointment, election or nomination for election was previ-ously so approved or recommended; or

                         (III)  there is consummated a
                    merger or consolidation of the Company or any direct or indirect subsidiary of the Company with any other corporation, other than (i) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining out-standing or by being converted into voting securities of the surviving entity or any parent thereof) at least 60% of the com-bined voting power of the securities of the Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation, or
                    (ii) a merger or consolidation effected to implement a recapitalization of the Compa-ny (or similar transaction) in which no Person is or becomes the Beneficial Owner, directly or indirectly, of securities of the Company (not including in the securi-ties Beneficially Owned by such Person any securities acquired directly from the Com-pany or its Affiliates) representing 30% or more of the combined voting power of the Company's then outstanding securities; or

                         (IV)  the stockholders of the
                    Company approve a plan of complete liqui-dation or dissolution of the Company or there is consummated an agreement for the sale or disposition by the Com pany of all or substantially all of the Company's assets, other than a sale or disposition by the Company of all or substantially all of the Com pany's assets to an entity, at least
                    60% of the combined voting power of
                    the voting securities of which are
                    owned by stockholders of the Company
                    in substantially the same proportions
                    as their ownership of the Company
                    immediately prior to such sale.

          For purposes hereof:

          "Affiliate" shall have the meaning set forth in Rule 12b-2 promulgated under Section 12 of the Exchange Act.

          "Beneficial Owner" shall have the meaning set forth in Rule 13d-3 under the Exchange Act.

          "Exchange Act" shall mean the Securities Ex-change Act of 1934, as amended from time to time.

          "Person" shall have the meaning given in Sec-tion 3(a)(9) of the Exchange Act, as modified and used in Sections 13(d) and 14(d) thereof, except that such term shall not include (i) the Company or any of its subsidiaries, (ii) a trustee or other fiduciary holding securities under an employee benefit plan of the Company or any of its Affiliates, (iii) an underwriter temporarily holding securities pursuant to an offering of such securities or (iv) a corpora-tion owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company.

               3. Section 10 of the Plan is hereby amended by deleting subsections (d) and (e) thereof.

               IN WITNESS WHEREOF, the Company has caused this Amendment to be executed by a duly authorized officer of the Company as of the day and year first above written.



                                   TRINITY INDUSTRIES, INC.

                                   By:_____________________






Exhibit 10.10



                        AMENDMENT NO. 2 TO
                 SUPPLEMENTAL PROFIT SHARING PLAN

               The Supplemental Profit Sharing Plan for Em-

     ployees of Trinity Industries, Inc. and Certain Affili-ates, as amended from time to time (the "Plan"), is hereby further amended, effective as of May 6, 1997, as set forth below.

               Any term which is not defined below shall have the meaning set forth for such term in the Plan.

               1. Section 9.05 of the Plan is hereby amended and restated to read as follows:

          For purposes hereof, a "Change in Control" shall be deemed to have occurred if the event set forth in any one of the following para-graphs shall have occurred:

                         (I)  any Person is or becomes
                    the Beneficial Owner, directly or indi-
                    rectly, of securities of the Company (not including in the securities beneficially owned by such Person any securities ac-quired directly from the Company or its affiliates) representing 30% or more of the combined voting power of the Company's then outstanding securities, excluding any Person who becomes such a Beneficial Owner in connection with a transaction described in clause (i) of paragraph (III) below; or

                        (II)  the following individuals
                    cease for any reason to constitute a ma-jority of the number of directors then serving: individuals who, on May 6, 1997, constitute the Board and any new director (other than a director whose initial as-sumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Company) whose appoint-ment or election by the Board or nomina-tion for election by the Company's stock-holders was approved or recommended by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors on May 6, 1997, or whose appointment, election or nomination for election was previ-ously so approved or recommended; or

                         (III)  there is consummated a
                    merger or consolidation of the Company or any direct or indirect subsidiary of the Company with any other corporation, other than (i) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining out-standing or by being converted into voting securities of the surviving entity or any parent thereof) at least 60% of the com-bined voting power of the securities of the Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation, or
                    (ii) a merger or consolidation effected to implement a recapitalization of the Compa-ny (or similar transaction) in which no Person is or becomes the Beneficial Owner, directly or indirectly, of securities of the Company (not including in the securi-ties Beneficially Owned by such Person any securities acquired directly from the Com-pany or its Affiliates) representing 30% or more of the combined voting power of the Company's then outstanding securities; or

                         (IV)  the stockholders of the
                    Company approve a plan of complete liqui-dation or dissolution of the Company or there is consummated an agreement for the sale or disposition by the Company of all or substantially all of the Company's as-sets, other than a sale or disposition by the Company of all or substantially all of the Company's assets to an entity, at least 60% of the combined voting power of the voting securities of which are owned by stockholders of the Company in substan-tially the same proportions as their ownership of the Company immediately prior to such sale.

          For purposes hereof:

          "Affiliate" shall have the meaning set forth in Rule 12b-2 promulgated under Section 12 of the Exchange Act.

          "Beneficial Owner" shall have the meaning set forth in Rule 13d-3 under the Exchange Act.

          "Exchange Act" shall mean the Securities Ex-change Act of 1934, as amended from time to time.

          "Person" shall have the meaning given in Sec-tion 3(a)(9) of the Exchange Act, as modified and used in Sections 13(d) and 14(d) thereof, except that such term shall not include (i) the Company or any of its subsidiaries, (ii) a trustee or other fiduciary holding securities under an employee benefit plan of the Company or any of its Affiliates, (iii) an underwriter temporarily holding securities pursuant to an offering of such securities or (iv) a corpora-tion owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company.


               IN WITNESS WHEREOF, the Company has caused this Amendment to be executed by a duly authorized officer of the Company as of the day and year first above written.



                                   TRINITY INDUSTRIES, INC.

                                   By:_____________________







Exhibit 10.10



                        AMENDMENT NO. 2 TO
                 SUPPLEMENTAL PROFIT SHARING TRUST

               The Supplemental Profit Sharing Trust for Em-

     ployees of Trinity Industries, Inc. and Certain Affili-ates, as amended from time to time (the "Trust"), is hereby further amended, effective as of May 6, 1997, as set forth below.

               Any term which is not defined below shall have the meaning set forth for such term in the Trust.

               1. Section 1.1 of the Trust is hereby amended to insert the following at the end of the last sentence thereof:

               Upon a Change in Control (as defined in Article IV hereof), the Company shall, as soon as pos-sible, but in no event longer than two (2) business days following the Change in Control, make an irrevocable cash contribution to the Trust in an amount that is sufficient to pay each Plan Participant or Beneficiary the bene-fits to which Plan Participants or Beneficia-ries would be entitled pursuant to the terms of the Plan as of the date on which the Change in Control occurred, assuming the participant terminated employment as of such date under circumstances giving rise to payment of bene-fits under the Plan. At three (3)-month inter-vals thereafter, the Company shall redetermine such benefits and shall contribute such addi-tional amounts as may be necessary to ensure that the assets of the Trust are sufficient to make payment of such benefits.

               2. Article IV of the Trust is hereby amended and restated to read as follows:

               For purposes hereof, a "Change in Control" shall be deemed to have occurred if the event set forth in any one of the following para-graphs shall have occurred:

                         (I)  any Person is or becomes
                    the Beneficial Owner, directly or indi-
                    rectly, of securities of the Company (not including in the securities benefi-cially owned by such Person any securities acquired directly from the Company or its affiliates) represent-ing 30% or more of the combined vot-ing power of the Company's then out-standing securities, excluding any
                    Person who becomes such a Beneficial
                    Owner in connection with a transac
                    tion described in clause (i) of para
                    graph (III) below; or

                         (II)  the following individuals
                    cease for any reason to constitute a ma-jority of the number of directors then serving: individuals who, on May 6, 1997, constitute the Board and any new director (other than a director whose initial as-sumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Company) whose appoint-ment or election by the Board or nomina-tion for election by the Company's stock-holders was approved or recommended by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors on May 6, 1997, or whose appointment, election or nomination for election was previously so approved or recommended; or

                         (III)  there is consummated a
                    merger or consolidation of the Company or any direct or indirect subsidiary of the Company with any other corporation, other than (i) a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior to such merger or consolidation continuing to represent (either by remaining out-standing or by being converted into voting securities of the surviving entity or any parent thereof) at least 60% of the com-bined voting power of the securities of the Company or such surviving entity or any parent thereof outstanding immediately after such merger or consolidation, or (ii) a merger or consolidation effected to implement a recapi-talization of the Company (or similar transaction) in which no Person is or becomes the Beneficial Owner, directly or indirectly, of securities of the Company (not including in the securities Beneficially Owned by such Person any securities acquired di-rectly from the Company or its Af-filiates) representing 30% or more of the combined voting power of the Company's then outstanding securi-ties; or

                         (IV)  the stockholders of the
                    Company approve a plan of complete liqui-dation or dissolution of the Company or there is consummated an agreement for the sale or disposition by the Company of all or substantially all of the Company's as-sets, other than a sale or disposition by the Company of all or substantially all of the Company's assets to an entity, at least 60% of the combined voting power of the voting securities of which are owned by stockholders of the Company in substan-tially the same proportions as their own-ership of the Company immediately prior to such sale.

          For purposes hereof:

          "Affiliate" shall have the meaning set forth in Rule 12b-2 promulgated under Section 12 of the Exchange Act.

          "Beneficial Owner" shall have the meaning set forth in Rule 13d-3 under the Exchange Act.

          "Exchange Act" shall mean the Securities Ex-change Act of 1934, as amended from time to time.

          "Person" shall have the meaning given in Sec-tion 3(a)(9) of the Exchange Act, as modified and used in Sections 13(d) and 14(d) thereof, except that such term shall not include (i) the Company or any of its subsidiaries, (ii) a trustee or other fiduciary holding securities under an employee benefit plan of the Company or any of its Affiliates, (iii) an underwriter temporarily holding securities pursuant to an offering of such securities or (iv) a corpora-tion owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of stock of the Company.


               IN WITNESS WHEREOF, the Company has caused this Amendment to be executed by a duly authorized officer of the Company as of the day and year first above written.



                                   TRINITY INDUSTRIES, INC.

                                   By:_____________________