Form 10-Q
period 1997-09-30
TRINITY INDUSTRIES INC
filed 1997-11-14
CIK 99780

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                              	FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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
   Executive Offices)

                           214) 631-4420
       	          (Registrant's Telephone Number,
	                      Including Area Code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X      No


	                     43,231,588
(Number of shares of common stock outstanding as of September 30, 1997)






	                       Part I

Item 1 - Financial Statements

 	              Trinity Industries, Inc.
	             Consolidated Balance Sheet
	                     (unaudited)
	         (in millions except per share data)


                                          September 30  March 31
Assets                                        1997        1997

Cash and cash equivalents . . . . . . . . . $    3.4    $   12.2
Receivables . . . . . . . . . . . . . . . .    292.3       236.9
Inventories:
  Raw materials and supplies. . . . . . . .    233.6       216.7
  Work in process . . . . . . . . . . . . .     49.0        41.9
  Finished goods  . . . . . . . . . . . . .     58.1        55.9
                                               340.7       314.5

Property, plant and equipment, at cost. . .  1,195.2     1,136.5
Less accumulated depreciation . . . . . . .   (451.0)     (424.9)
                                               744.2       711.6

Other assets. . . . . . . . . . . . . . . .    104.2        81.2
                                            $1,484.8    $1,356.4

Liabilities and Stockholders' Equity

Short-term debt . . . . . . . . . . . . . . $  190.0    $   64.0
Accounts payable and accrued liabilities. .    262.9       261.2
Long-term debt. . . . . . . . . . . . . . .    162.4       178.6
Deferred income taxes . . . . . . . . . . .     22.2        22.8
Other liabilities . . . . . . . . . . . . .     21.4        20.3
                                               658.9       546.9
Stockholders' equity:
  Common stock - par value $1 per
  share; authorized 100.0 shares;
  shares issued and outstanding at
  September 30, 1997 - 43.2 and
  March 31, 1997 - 43.0 . . . . . . . . . .     43.2        43.0
  Capital in excess of par value. . . . . .    278.2       273.3
  Retained earnings . . . . . . . . . . . .    504.5       493.2
                                               825.9       809.5
                                            $1,484.8    $1,356.4








	                  Trinity Industries, Inc.
	               Consolidated Income Statement
	                        (unaudited)
	             (in millions except per share data)


                                                        Six Months
                                                    Ended September 30
                                                       1997     1996

Revenues. . . . . . . . . . . . . . . . . . . . . . $1,120.4  $1,125.0
Operating costs:
  Cost of revenues. . . . . . . . . . . . . . . . .    917.6     946.8
  Selling, engineering and administrative expenses.     72.1      61.2
  Retirement plans expense. . . . . . . . . . . . .      9.2       8.7
                                                       998.9   1,016.7
Operating profit. . . . . . . . . . . . . . . . . .    121.5     108.3

Other (income) expenses:
  Litigation settlement . . . . . . . . . . . . . .     70.0        -
  Interest income . . . . . . . . . . . . . . . . .     (1.2)     (0.5)
  Interest expense. . . . . . . . . . . . . . . . .     10.2      12.4
  Other, net. . . . . . . . . . . . . . . . . . . .      1.0      (2.1)
       	                                                80.0       9.8

Income from continuing operations
  before income taxes . . . . . . . . . . . . . . .     41.5      98.5

Provision (benefit) for income taxes:
  Current . . . . . . . . . . . . . . . . . . . . .     14.5      38.1
  Deferred. . . . . . . . . . . . . . . . . . . . .      1.1      (0.6)
                                                        15.6      37.5

Income from continuing operations . . . . . . . . .     25.9      61.0

Income from discontinued operations (net of income
  taxes of $4.8). . . . . . . . . . . . . . . . . .       -        7.2

Net income. . . . . . . . . . . . . . . . . . . . . $   25.9  $   68.2

Income per common and common equivalent share
  from continuing operations. . . . . . . . . . . . $   0.59  $   1.45

Income per common and common equivalent share
  from discontinued operations. . . . . . . . . . .       -       0.17

Net income per common and common equivalent share . $   0.59  $   1.62

Weighted average number of common and common
 equivalent shares outstanding. . . . . . . . . . .     43.8      42.2



	                 Trinity Industries, Inc.
	              Consolidated Income Statement
	                       (unaudited)
	           (in millions except per share data)

                                                        Three Months
                                                    Ended September 30
                                                       1997     1996

Revenues. . . . . . . . . . . . . . . . . . . . . .  $ 560.3   $ 548.5
Operating costs:
  Cost of revenues. . . . . . . . . . . . . . . . .    458.3     459.8
  Selling, engineering and administrative expenses.     34.7      30.6
  Retirement plans expense. . . . . . . . . . . . .      4.1       3.7
                                                       497.1     494.1
Operating profit. . . . . . . . . . . . . . . . . .     63.2      54.4

Other (income) expenses:
  Litigation settlement . . . . . . . . . . . . . .     70.0        -
  Interest income . . . . . . . . . . . . . . . . .     (0.6)     (0.3)
  Interest expense. . . . . . . . . . . . . . . . .      5.2       6.0
  Other, net. . . . . . . . . . . . . . . . . . . .     (0.3)     (0.7)
       	                                                74.3       5.0
Income (loss) from continuing operations
  before income taxes . . . . . . . . . . . . . . .    (11.1)     49.4

Provision (benefit) for income taxes:
  Current . . . . . . . . . . . . . . . . . . . . .     (3.8)     17.1
  Deferred. . . . . . . . . . . . . . . . . . . . .       -        1.8
                                                        (3.8)     18.9

Income (loss) from continuing operations. . . . . .     (7.3)     30.5

Income from discontinued operations (net of income
  taxes of $2.5). . . . . . . . . . . . . . . . . .       -        3.9

Net income (loss) . . . . . . . . . . . . . . . . . $   (7.3) $   34.4

Income (loss) per common and common equivalent share
  from continuing operations. . . . . . . . . . . . $  (0.17) $   0.72

Income per common and common equivalent share
  from discontinued operations. . . . . . . . . . .       -       0.09

Net income (loss) per common and common equivalent
  share . . . . . . . . . . . . . . . . . . . . . . $  (0.17) $   0.81

Weighted average number of common and common
 equivalent shares outstanding. . . . . . . . . . .     43.2      42.4



	                   Trinity Industries, Inc.
	            Consolidated Statement of Cash Flows
	                         (unaudited)
	                        (in millions)
                                                           Six Months
                                                      Ended September 30
                                                         1997      1996
Cash flows from operating activities:
 Net income. . . . . . . . . . . . . . . . . . . . .   $ 25.9    $ 68.2
  Less: Income from discontinued operations. . . . .      -        (7.2)
  Income from continuing operations. . . . . . . . .     25.9      61.0
 Adjustments to reconcile net income to net cash
  provided (required) by operating activities:
   Depreciation. . . . . . . . . . . . . . . . . . .     40.5      43.4
   Deferred provision (benefit) for income taxes . .      1.1      (0.6)
   Gain on sale of property, plant and equipment . .     (0.7)     (1.8)
   Other . . . . . . . . . . . . . . . . . . . . . .      1.5       0.8
   Change in assets and liabilities:
    (Increase) decrease in receivables . . . . . . .    (51.8)     70.3
    (Increase) decrease in inventories . . . . . . .     (2.2)      4.6
    Increase in other assets . . . . . . . . . . . .    (22.1)    (27.1)
    Increase (decrease) in accounts payable and
     accrued liabilities . . . . . . . . . . . . . .     (2.7)      1.3
    Increase (decrease) in other liabilities . . . .      1.2      (6.6)
     Total adjustments . . . . . . . . . . . . . . .    (35.2)     84.3
   Net cash provided (required) by operating
     activities. . . . . . . . . . . . . . . . . . .     (9.3)    145.3

Cash flows from investing activities:
 Proceeds from sale of property, plant
  and equipment. . . . . . . . . . . . . . . . . . .     15.1      15.9
 Capital expenditures. . . . . . . . . . . . . . . .    (50.0)   (100.8)
 Payment for purchase of acquisitions,
  net of cash acquired . . . . . . . . . . . . . . .    (57.2)       -
 Cash of acquired subsidiary . . . . . . . . . . . .       -        2.3
   Net cash required by investing activities . . . .    (92.1)    (82.6)

Cash flows from financing activities:
 Issuance of common stock. . . . . . . . . . . . . .      0.7       1.4
 Net borrowings (repayments) under short-term debt .    126.0     (27.0)
 Payments to retire long-term debt . . . . . . . . .    (19.5)    (19.9)
 Dividends paid. . . . . . . . . . . . . . . . . . .    (14.6)    (14.1)
   Net cash provided (required) by
    financing activities . . . . . . . . . . . . . .     92.6     (59.6)

Cash flows provided by discontinued operations . . .       -        0.7
	  ______	 ______
Net increase (decrease) in cash and cash equivalents     (8.8)      3.8
Cash and cash equivalents at beginning of period . .     12.2      14.7
Cash and cash equivalents at end of period . . . . .   $  3.4    $ 18.5




                           Trinity Industries, Inc.
     	        Consolidated Statement of Stockholders' Equity
	                               (unaudited)
	             (in millions except share and per share data)


                                               Common   Capital
                                     Common     Stock      in               Total
                                     Shares     $1.00    Excess             Stock-
                                 (100,000,000)   Par     of Par  Retained   holders'
                                 (Authorized)   Value    Value   Earnings   Equity
Balance at March 31, 1996 . . . .  41,596,037   $41.6    $239.6   $464.8    $746.0
 Other. . . . . . . . . . . . . .   1,386,220     1.4      42.2       -       43.6
 Net income . . . . . . . . . . .        -         -         -      68.2      68.2
 Cash dividends
  ($0.34 per share)   . . . . . .        -         -         -     (14.4)    (14.4)
Balance September 30, 1996. . . .  42,982,257   $43.0    $281.8   $518.6    $843.4


Balance at March 31, 1997 . . . .  43,046,365   $43.0    $273.3   $493.2    $809.5
 Other. . . . . . . . . . . . . .     185,223     0.2       4.9       -        5.1
 Net income . . . . . . . . . . .        -         -         -      25.9      25.9
 Cash dividends
  ($0.34 per share)   . . . . . .        -         -         -     (14.6)    (14.6)
Balance September 30, 1997. . . .  43,231,588   $43.2    $278.2   $504.5    $825.9




The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of the Registrant. In the opinion of the Registrant, all adjustments, consisting only of normal and recurring adjustments necessary to a fair presentation of the financial position of the Registrant as of September 30, 1997 and March 31, 1997, the results of operations for the six and three month periods ended September 30, 1997 and 1996 and cash flows for the six month periods ended September 30, 1997 and 1996, in conformity with generally accepted accounting principles, have been made.







	                 Trinity Industries, Inc.
	         Notes to Consolidated Financial Statements
	                   September 30, 1997


        Acquisitions and Divestitures

       	At the close of business on March 31, 1997, the Registrant completed
	       the divestiture of Halter Marine Group, Inc. ("Halter"), previously
	       a wholly-owned subsidiary of the Registrant, with the distribution
	       of its 15 million shares of Halter common stock to its stockholders
	       in the form of a tax-free property distribution.  Prior year's
	       financial statements have been reclassified to reflect the divestiture
	       of the Halter business as a discontinued operation.

        On August 12, 1997, a wholly-owned subsidiary of the Registrant, merged with and into Differential Holdings, Inc., a holding company for Difco, Inc. ("Difco"). Difco manufactures and sells special purpose rail cars and mine hauling equipment.

        On August 22, 1997, an Asset Purchase Agreement was entered into and by a wholly-owned subsidiary of the Registrant and Buffalo Specialty Products, Inc. ("Buffalo"). Buffalo manufactures and sells cold roll formed steel highway safety and industrial products and timber highway safety products.


        Contingencies

        In September 1997, the Registrant settled a thirteen year old lawsuit brought against a former subsidiary of the Company by Morse/Diesel Inc.
	       Pursuant to such settlement, the Registrant paid $70 million. The Company has not participated in the business associated with this matter since 1989.

        The Registrant is involved in various other claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse affect on the Registrant's consolidated financial statements.

        New Accounting Standard

        In February 1997, Statement of Financial Accounting Standards
        No. 128, "Earnings Per Share," was issued. Adoption is required by the Registrant beginning with the interim financial statements issued for the third quarter of fiscal 1998. The pro forma effect of applying this statement to the six and three month periods ended September 30, 1997 is not material.



Item 2 - Management's Discussion and Analysis of Consolidated Financial Condition and Statement of Operations

	The increase in 'Receivables' at September 30, 1997 compared to March 31, 1997 is due primarily to increased business in the Construction Products and Industrial Products segment from improved seasonal revenues.

	The increase in 'Property, plant and equipment' at September 30, 1997 compared to March 31, 1997 is due primarily to acquisitions finalized in the second quarter.

	Short-term debt increased due primarily to the litigation settlement in the second fiscal quarter and the acquisition of assets of Ladish Co., Inc. in the first fiscal quarter.


	                  Statement of Operations

	         Six Months Ended September 30, 1997 vs.
	           Six Months Ended September 30, 1996

	Operating profit from continuing operations in the current six month period increased $13.2 million, or 12.2%, compared to the same period last year on a slight decrease in revenues due to improved operating profit margins across all segments.

	Operating profit for the Transportation Products segment increased by $6.2 million or 7.2% in the current six month period on a 7.7% decrease in revenues when compared to the prior year period as a result of improving margins attained from cost reduction programs put in place in prior periods. Revenues decreased primarily due to a reduction in railcar deliveries. The replacement cycle for railcars and barges coupled with strong traffic on the nation's rails and rivers continues to drive this segment. The number of orders on hand in this segment are at record levels and it is anticipated that a healthy order pattern and replacement demand will continue throughout the fiscal year.

	Construction Products revenues and operating profit for the current six month period were higher by 12.5% and 24.4%, respectively, due to increased governmental, residential, and commercial construction that utilizes the Company's highway guardrail and safety systems products and its ready-mix concrete and aggregate businesses.
	The federal government continues to emphasize roadside safety and the upgrade of America's highway system to higher standards to reflect changes in vehicle mix. In addition the overall economic outlook across industries has led to strong activity levels in construction markets served by the Registrant. These factors should continue to provide a favorable market demand for the Company's Construction Products.

	The Industrial Products segment's revenues and operating profit increased by $26.8 and $2.8 million, respectively, in the current
	six month period as compared to the prior year. This segment continues to benefit from a global increase in energy and petrochemical demand as well as the level of housing starts in markets served by the Company's LPG business.

	           Three Months Ended September 30, 1997 vs.
	            Three Months Ended September 30, 1996

	Operating profit from continuing operations in the current quarter increased $8.8 million, or 16.2%, compared to the same period last year on a slight increase of revenues due to improved operating profit margins across all segments.

	Operating profit for the Transportation Products segment increased $2.7 million or 6.3% in the current three month period when compared to the prior year quarter. It is anticipated that the replacement cycle for railcars and barges will continue to drive this segment throughout the fiscal year.

	Construction Products revenues and operating profit for the current quarter increased by $21.2 and $4.4 million, respectively, due to the same factors stated above. The overall demand for the Company's Construction Products continues to look favorable.

 The Industrial Products segment's revenues and operating profit were higher in the current quarter by $20.8 and $1.5 million, respectively, when compared to the prior year quarter. This segment continues to benefit from a global increase in energy and petrochemical demand as well as the level of housing starts in markets served by the Company's
 LPG business. The Industrial Products segment has also benefited from the addition of assets of Ladish Co., Inc. in the first fiscal quarter.

	Net income for the six and three month periods decreased by $42.3 and $41.7 million, respectively, due to the litigation settlement recorded in the second quarter of fiscal 1997.

 Any statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performance, estimates, projections, goals and forecasts. Potential factors which could cause the Company's actual results of operations to differ materially from those in the forward-looking statements include market conditions and demand for the Company's products; competition; technologies; steel prices; interest rates and capital costs; taxes; unstable governments and business conditions in emerging economies; and legal, regulatory and environmental issues. Any forward-looking statement speaks only as of the date on which such statement is made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.



                                  Part II

Item 5 - Other Information

	On November 11, 1997, the Registrant announced that it had indefinitely suspended negotiations to acquire the stock of
	American Railcar Industries, Inc. (ARI) and certain assets of ACF Industries, Inc. The Registrant had announced on August 28, 1997 an agreement in principal to acquire ARI and certain ACF assets.


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


                            Trinity Industries, Inc.


                            By: \S\ John M. Lee
                                 John M. Lee
                                 Vice President

November 14, 1997






	                      Index to Exhibits



 No.		               Description                      	Page

 27		           Financial Data Schedule	           			 	 *