Form 10-Q
period 1997-12-31
TRINITY INDUSTRIES INC
filed 1998-02-13
CIK 99780

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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

                                          Yes   X      No


                               43,304,856
 (Number of shares of common stock outstanding as of December 31, 1997)





	Part I

Item 1 - Financial Statements

                      Trinity Industries, Inc.
                     Consolidated Balance Sheet
                (in millions except per share data)

                                           December 31  March 31
Assets                                        1997        1997
                                           (unaudited)

Cash and cash equivalents . . . . . . . . . $    2.8    $   12.2
Receivables . . . . . . . . . . . . . . . .    303.2       236.9
Inventories:
  Raw materials and supplies. . . . . . . .    224.3       216.7
  Work in process . . . . . . . . . . . . .     41.3        41.9
  Finished goods  . . . . . . . . . . . . .     60.3        55.9
                                               325.9       314.5

Property, plant and equipment, at cost. . .  1,200.0     1,136.5
Less accumulated depreciation . . . . . . .   (466.1)     (424.9)
                                               733.9       711.6

Other assets. . . . . . . . . . . . . . . .     84.4        81.2
                                            $1,450.2    $1,356.4

Liabilities and Stockholders' Equity

Short-term debt . . . . . . . . . . . . . . $  113.0    $   64.0
Accounts payable and accrued liabilities. .    283.2       261.2
Long-term debt. . . . . . . . . . . . . . .    152.7       178.6
Deferred income taxes . . . . . . . . . . .     23.2        22.8
Other liabilities . . . . . . . . . . . . .     22.2        20.3
                                               594.3       546.9
Stockholders' equity:
  Common stock - par value $1 per
  share; authorized 100.0 shares;
  shares issued and outstanding at
  December 31, 1997 - 43.3 and
  March 31, 1997 - 43.0 . . . . . . . . . .     43.3        43.0
  Capital in excess of par value. . . . . .    276.6       273.3
  Retained earnings . . . . . . . . . . . .    536.0       493.2
                                               855.9       809.5
                                            $1,450.2    $1,356.4








                         Trinity Industries, Inc.
                      Consolidated Income Statement
                               (unaudited)
                   (in millions except per share data)

                                                        Nine Months
                                                    Ended  December 31
                                                      1997      1996
Revenues. . . . . . . . . . . . . . . . . . . . . . $1,762.8  $1,705.4
Operating costs:
  Cost of revenues. . . . . . . . . . . . . . . . .  1,451.9   1,435.7
  Selling, engineering and administrative expenses.    106.6      92.7
  Retirement plans expense. . . . . . . . . . . . .     14.1      14.4
                                                     1,572.6   1,542.8
Operating profit. . . . . . . . . . . . . . . . . .    190.2     162.6
Other (income) expenses:
  Litigation settlement . . . . . . . . . . . . . .     70.0        -
  Interest income . . . . . . . . . . . . . . . . .     (1.4)     (0.4)
  Interest expense. . . . . . . . . . . . . . . . .     15.9      17.3
  Other, net. . . . . . . . . . . . . . . . . . . .      2.1      11.5
                                                        86.6      28.4
Income from continuing operations
  before income taxes . . . . . . . . . . . . . . .    103.6     134.2

Provision (benefit) for income taxes:
  Current . . . . . . . . . . . . . . . . . . . . .     36.2      53.0
  Deferred. . . . . . . . . . . . . . . . . . . . .      2.7      (1.9)
                                                        38.9      51.1

Income from continuing operations . . . . . . . . .     64.7      83.1
Income from discontinued operations (net of income
  taxes of $7.4). . . . . . . . . . . . . . . . . .       -       20.0
Net income. . . . . . . . . . . . . . . . . . . . . $   64.7  $  103.1

Basic earnings per share:
  Income per common share from
    continuing operations . . . . . . . . . . . . . $   1.50  $   1.97
  Income per common share from
    discontinued operations . . . . . . . . . . . .       -       0.47
Basic net income per common share . . . . . . . . . $   1.50  $   2.44

Diluted earnings per share:
  Income per common and common equivalent
    share from continuing operations. . . . . . . . $   1.48  $   1.95
  Income per common and common equivalent
    share from discontinued operations. . . . . . .       -       0.47
Diluted net income per common and
  common equivalent share . . . . . . . . . . . . . $   1.48  $   2.42

Weighted average number of common and common
 equivalent shares outstanding:
    Basic . . . . . . . . . . . . . . . . . . . . .     43.0      42.2
    Diluted . . . . . . . . . . . . . . . . . . . .     43.8      42.6





                        Trinity Industries, Inc.
                      Consolidated Income Statement
                              (unaudited)
                   (in millions except per share data)

                                                       Three Months
                                                    Ended  December 31
                                                       1997     1996
Revenues. . . . . . . . . . . . . . . . . . . . . .  $ 642.4   $ 580.4
Operating costs:
  Cost of revenues. . . . . . . . . . . . . . . . .    534.3     488.9
  Selling, engineering and administrative expenses.     34.5      31.5
  Retirement plans expense. . . . . . . . . . . . .      4.9       5.7
                                                       573.7     526.1
Operating profit. . . . . . . . . . . . . . . . . .     68.7      54.3
Other (income) expenses:
  Interest income . . . . . . . . . . . . . . . . .     (0.2)       -
  Interest expense. . . . . . . . . . . . . . . . .      5.7       5.0
  Other, net. . . . . . . . . . . . . . . . . . . .      1.1      13.6
                                                         6.6      18.6
Income from continuing operations
  before income taxes . . . . . . . . . . . . . . .     62.1      35.7

Provision (benefit) for income taxes:
  Current . . . . . . . . . . . . . . . . . . . . .     21.7      14.9
  Deferred. . . . . . . . . . . . . . . . . . . . .      1.6      (1.3)
                                                        23.3      13.6

Income from continuing operations . . . . . . . . .     38.8      22.1
Income from discontinued operations (net of income
  taxes of $2.6). . . . . . . . . . . . . . . . . .       -       12.8
Net income. . . . . . . . . . . . . . . . . . . . . $   38.8  $   34.9

Basic earnings per share:
  Income per common share from
    continuing operations . . . . . . . . . . . . . $   0.90  $   0.51
  Income per common share from
    discontinued operations . . . . . . . . . . . .       -       0.30
Basic net income per common share . . . . . . . . . $   0.90  $   0.81

Diluted earnings per share:
  Income per common and common equivalent
    share from continuing operations. . . . . . . . $   0.88  $   0.51
  Income per common and common equivalent
    share from discontinued operations. . . . . . .       -       0.29
Diluted net income per common and
  common equivalent share . . . . . . . . . . . . . $   0.88  $   0.80

Weighted average number of common and common
 equivalent shares outstanding:
    Basic . . . . . . . . . . . . . . . . . . . . .     43.1      43.0
    Diluted . . . . . . . . . . . . . . . . . . . .     44.0      43.4





                         Trinity Industries, Inc.
                   Consolidated Statement of Cash Flows
                               (unaudited)
                              (in millions)
                                                         Nine Months
                                                      Ended December 31
                                                        1997      1996
Cash flows from operating activities:
 Net income. . . . . . . . . . . . . . . . . . . . .   $ 64.7    $103.1
  Less: Income from discontinued operations. . . . .      -        20.0
  Income from continuing operations. . . . . . . . .     64.7      83.1
 Adjustments to reconcile net income to net cash
  provided (required) by operating activities:
   Depreciation. . . . . . . . . . . . . . . . . . .     62.0      66.7
   Deferred provision (benefit) for income taxes . .      2.7      (1.9)
   Gain on sale of property, plant and equipment . .     (5.4)     (1.6)
   Other . . . . . . . . . . . . . . . . . . . . . .     (5.3)     (3.0)
   Change in assets and liabilities:
    (Increase) decrease in receivables . . . . . . .    (35.5)     66.7
    Decrease in inventories. . . . . . . . . . . . .     12.6      18.8
    Increase in other assets . . . . . . . . . . . .    (30.1)    (31.7)
    Increase in accounts payable and
     accrued liabilities . . . . . . . . . . . . . .     17.5      68.2
    Increase (decrease) in other liabilities . . . .      1.9     (13.5)
     Total adjustments . . . . . . . . . . . . . . .     20.4     168.7
   Net cash provided by operating
     activities. . . . . . . . . . . . . . . . . . .     85.1     251.8

Cash flows from investing activities:
 Proceeds from sale of property, plant
  and equipment. . . . . . . . . . . . . . . . . . .     51.9      20.4
 Capital expenditures. . . . . . . . . . . . . . . .    (88.9)   (140.8)
 Payment for purchase of acquisitions,
  net of cash acquired . . . . . . . . . . . . . . .    (57.2)     (8.7)
 Cash of acquired subsidiary . . . . . . . . . . . .       -        2.3
   Net cash required by investing activities . . . .    (94.2)   (126.8)

Cash flows from financing activities:
 Issuance of common stock. . . . . . . . . . . . . .      1.8       2.2
 Net borrowings (repayments) under short-term debt .     49.0    (154.0)
 Payments to retire long-term debt . . . . . . . . .    (29.1)    (34.4)
 Dividends paid. . . . . . . . . . . . . . . . . . .    (22.0)    (21.4)
   Net cash required by
    financing activities . . . . . . . . . . . . . .     (0.3)   (207.6)

Cash flows provided by discontinued operations . . .       -       76.6

Net decrease in cash and cash equivalents. . . . . .     (9.4)     (6.0)
Cash and cash equivalents at beginning of year . . .     12.2      14.7
Cash and cash equivalents at end of period . . . . .   $  2.8    $  8.7





                           Trinity Industries, Inc.
             Consolidated Statement of Stockholders' Equity
                               (unaudited)
             (in millions except share and per share data)


                                               Common   Capital
                                     Common     Stock      in               Total
                                     Shares     $1.00    Excess             Stock-
                                 (100,000,000)   Par     of Par  Retained   holders'
                                 (Authorized)   Value    Value   Earnings   Equity
Balance at March 31, 1996 . . . .  41,596,037   $41.6    $239.6   $464.8    $746.0
 Other. . . . . . . . . . . . . .   1,472,890     1.5      39.0       -       40.5
 Net income . . . . . . . . . . .        -         -         -     103.1     103.1
 Cash dividends
  ($0.51 per share)   . . . . . .        -         -         -     (21.7)    (21.7)
Balance December 31, 1996 . . . .  43,068,927   $43.1    $278.6   $546.2    $867.9






Balance at March 31, 1997 . . . .  43,046,365   $43.0    $273.3   $493.2    $809.5
 Other. . . . . . . . . . . . . .     258,491     0.3       3.3       -        3.6
 Net income . . . . . . . . . . .        -         -         -      64.7      64.7
 Cash dividends
  ($0.51 per share)   . . . . . .        -         -         -     (21.9)    (21.9)
Balance December 31, 1997 . . . .  43,304,856   $43.3    $276.6   $536.0    $855.9






The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of the Registrant. In the opinion of the Registrant, all adjustments, consisting only of normal and recurring adjustments necessary to a fair presentation of the financial position of the Registrant as of December 31, 1997 and March 31, 1997, the results of operations for the nine and three month periods ended December 31, 1997 and 1996 and cash flows for the nine month periods ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles, have been made.














                               Trinity Industries, Inc.
                   Notes to Consolidated Financial Statements
                                  December 31, 1997


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


        Contingencies

        In September 1997, the Registrant settled a thirteen year old lawsuit which resulted in an after tax charge of $43.8 million being recorded in the second fiscal quarter. The Company has not participated in the business associated with this matter since 1989.

        The Registrant is involved in various other claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse affect on the Registrant's consolidated financial statements.


        New Accounting Standard

        The Registrant has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," issued in
        February 1997. Prior period earnings per share amounts have been restated.






Item 2 - Management's Discussion and Analysis of Consolidated
             Financial Condition and Statement of Operations


                              Financial Condition

         The increase in 'Receivables' at December 31, 1997 compared to March 31, 1997 is due primarily to increased sales in the Construction Products and Industrial Products segments and the timing of railcar sales.

         The increase in 'Property, plant and equipment' at December 31, 1997 compared to March 31, 1997 is due primarily to acquisitions in all three segments finalized in the first two fiscal quarters of 1998.

         Short-term debt increased due primarily to the litigation settlement in the second fiscal quarter.

         Long-term debt decreased due to normal principal payments during the third fiscal quarter.



         Liquidity & Capital Resources

         The Registrant's cash and cash equivalents decreased $5.9 million in the first nine months of fiscal year 1998, from $8.7 million at December 31, 1996 to $2.8 million at December 31, 1997. Cash generated from operations declined to $85.1 million in the current period, compared to $251.8 million in the prior year. This decrease is primarily due to an increase in 'Receivables' and the litigation settlement recorded in the second fiscal quarter.

         With the decrease in cash generated from operations, other sources of cash used by the Registrant in the first nine months ended December 31, 1997 were proceeds from sale of property, plant & equipment, $51.9 million, and borrowings under short-term debt of $49.0 million for the period.






                            Statement of Operations

                   Nine Months Ended December 31, 1997 vs.
                     Nine Months Ended December 31, 1996

         Operating profit in the current nine month period increased
         $27.6 million, or 17.0%, compared to the same period last year due to a slight increase in total revenues and improved operating profit margins in the Transportation Products and Construction Products segments.

         Operating profit for the Transportation Products segment increased by $16.8 million or 12.7% in the current nine month period on a 2.1% decrease in revenues when compared to the prior year period as cost reduction and production efficiency programs put in place in prior periods continue to produce positive results in both the railcar and marine product lines. In the third fiscal quarter, railcar orders set a record and inquiries continue to remain at a high level. The replacement cycle for railcars and barges continues to drive this segment. It is anticipated that this healthy order pattern and replacement demand will continue in the immediate future.

         Construction Products revenues and operating profit for the current nine month period were higher by $44.1 and $7.9 million, respectively, primarily due to the continuance of governmental spending on the nation's transportation infrastructure, which utilizes the Company's highway guardrail and safety systems products, and the increasing residential, commercial, industrial and municipal construction which benefits the Company's ready-mix concrete and aggregate businesses. Increased revenues are also attributable to the acquisition of assets of Industrial Companies, Inc. and Buffalo Specialty Products, Inc. in the second quarter. The Company is a leading manufacturer of highway guardrail and proprietary safety-end treatments. With the ongoing emphasis on roadside safety and the upgrade of America's highway system to higher standards by the federal government, the activity level is expected to remain strong in construction markets served by the Company.

         Revenues and operating profit increased by $37.1 and $2.4 million, respectively, in the Industrial Products segment when comparing the current nine month period to the same period in the prior year. This increase is primarily due to an increase in the domestic container business and the acquisition of the Industrial Products Division of Ladish in the first fiscal quarter. With a global increase in energy and petrochemical demand, as well as the emphasis on protecting the environment, the Industrial Products segment's future looks positive.





                   Three Months Ended December 31, 1997 vs.
                     Three Months Ended December 31, 1996


         Operating profit in the current quarter increased $14.4 million, or 26.5%, compared to the same period last year on an increase of revenues and improved operating profit margins in the Transportation Products and Construction Products segments.

         Revenues and operating profit for the Transportation Products segment increased by $34.0 and $10.6 million, respectively, in the current three month period when compared to the prior year quarter. The driving force behind the increases continues to be the replacement cycle for railcars and barges.

         Construction Products revenues and operating profit for the current quarter increased by $17.7 and $1.3 million, respectively, due to the emphasis on improving the transportation infrastructure as well as the acquisitions mentioned above. The overall demand for the Company's Construction Products continues to look favorable.

         The Industrial Products segment's revenues were higher in the current quarter by $10.3 million, although operating profit declined slightly, when compared to the prior year quarter. The decrease in operating profit is due primarily to the effects of assimilating the Ladish acquisition and a slight change in product mix for this quarter. Overall this segment continues to benefit from the general improvement in the economy. The emphasis on improving the environment increases the demand for fittings and flanges and the startup of new housing supports the Company's LPG business.


         Year 2000 Issue

         Some of the Registrant's computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations and a temporary inability to process certain transactions.

         The Registrant has identified existing systems which require action and has plans in place to address the Year 2000 issue on such systems prior to the issue causing any disruption of normal business activities. The Registrant believes that the cost of addressing the Year 2000 issue is not material to the financial condition or results of operations.

         Additionally, the Registrant has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Registrant's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There is no guarantee that the systems of other companies on which the Registrant's systems rely will be timely converted and would not have an adverse effect on the Registrant's systems.

         It is management's belief that the potential costs or the consequences of an incomplete or untimely resolution of the Year 2000 issue do not represent a material event or uncertainty which is reasonably likely to affect future financial results.


                              ____________________


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




Item 6 - Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     Exhibit
     Number           Description

     27        Financial Data Schedule

     (b) Form 8-K was filed on October 6, 1997 that announced an agreement in principal had been reached to settle a 13 year old lawsuit brought against a former subsidiary of the Registrant by Morse/Diesel, Inc.





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



                            Trinity Industries, Inc.


                            By: \S\ John M. Lee
                                 John M. Lee
                                 Vice President


      February 12, 1998








                           Index to Exhibits



    No.                       Description                          Page

    27                 Financial Data Schedule                       *