Form 10-K405
period 1998-03-31
TRINITY INDUSTRIES INC
filed 1998-06-25
CIK 99780

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-K

                                  ------------
(Mark One)


[ X ]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1998

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

           Securities Registered Pursuant to Section 12(b) of the Act


                                                         Name of each exchange
     Title of each class                                  on which registered
     -------------------                                 ----------------------
COMMON STOCK, $1.00 PAR VALUE                           NEW YORK STOCK EXCHANGE

           Securities Registered Pursuant to Section 12(g) of the Act:

                                      NONE

                                 --------------

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                   Yes  X   No
                                      -----   -----

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANTS KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K . [ X ]

         The aggregate market value of voting stock held by nonaffiliates of the Registrant is $2,030,157,432 as of May 29, 1998.

                                   43,350,782

       ( Number of Shares of common stock outstanding as of May 29, 1998)
================================================================================
                                                     (Continued on reverse side)

(Continued  from cover page)


                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's 1998 Annual Report to Stockholders for the fiscal year ended March 31, 1998 are incorporated by reference into Parts I and II hereof and portions of the Registrant's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be held July 17, 1998 are incorporated by reference into Part III hereof.

                                     PART I


ITEM 1.  BUSINESS

         GENERAL DEVELOPMENT OF BUSINESS. Trinity Industries, Inc. (the "Registrant" or "Trinity") was originally incorporated under the laws of the State of Texas in 1933. On March 27, 1987, Trinity became a Delaware corporation by merger into a wholly-owned subsidiary of the same name.

         NARRATIVE DESCRIPTION OF BUSINESS AND FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. The Registrant is engaged in the manufacture, marketing, and leasing of a wide variety of products consisting principally of (i) "Transportation Products" such as railcars, principally tank cars, hopper cars, box cars, gondola cars, intermodal cars and miscellaneous other freight cars, barges for inland waterway service, and leasing of Registrant manufactured railcars to various industries; (ii) "Construction Products" such as highway guardrail and safety products, ready-mix concrete and aggregates including distribution and providing raw materials to owners, contractors and sub-contractors for use in the building and foundation industry, passenger loading bridges and conveyor systems for airports and other people and baggage conveyance requirements, and beams, girders, and columns used in construction of highway and railway bridges; (iii) "Industrial Products" such as extremely large, heavy pressure vessels and other heavy welded products including industrial silencers, desalinators, evaporators, and gas processing systems, pressure and non-pressure containers for the storage and transportation of liquefied gases, brewery products and other liquid and dry products, heat transfer equipment for the chemical, petroleum and petrochemical industries, weld fittings (tees, elbows, reducers, caps, flanges, etc.) used in pressure piping systems, and container heads (the ends of pressure and non-pressure containers) for use internally and by other manufacturers of containers.

         Various financial information concerning the Registrant's industry segments for each of the last three fiscal years is included in the Registrant's 1998 Annual Report to Stockholders beginning on page 31 under the heading "Segment Information", and such section is incorporated herein by reference.

         TRANSPORTATION PRODUCTS. The Registrant manufactures railroad freight cars, principally pressure and non-pressure tank cars, hopper cars, box cars, intermodal cars and gondola cars used for transporting a wide variety of liquids, gases and dry cargo. Tank cars transport products such as liquefied petroleum gas, liquid fertilizer, sulfur, sulfuric acids and corn syrup. Covered hopper cars carry cargo such as grain, dry fertilizer, plastic pellets and cement. Open-top hoppers haul coal, and top-loading gondola cars transport a variety of heavy bulk commodities such as scrap metals, finished flat steel products, machinery and lumber. Intermodal cars transport various products which have been loaded in containers to minimize shipping costs.

         The Registrant produces river hopper barges which are used to carry coal, grain and miscellaneous commodities for various barge transport companies and tank barges which are used to transport liquid products.

The Registrant has one wholly-owned leasing subsidiary, Trinity Industries Leasing Company ("TILC"), which was incorporated in 1979. TILC is engaged in leasing specialized types of railcars to industrial companies in the petroleum, chemical, grain, food processing, fertilizer and other industries which supply cars to the railroads. At March 31, 1998, TILC had 10,598 railcars under lease and/or management agreement.

         Substantially all equipment leased by TILC was purchased from the Registrant at prices comparable to the prices for equipment sold by the Registrant to third parties. As of March 31, 1998, TILC had equipment on lease or available for lease purchased from the Registrant at a cost of $450.3 million. Generally, TILC purchases the equipment to be leased only after a lessee has committed to lease such equipment.

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

         CONSTRUCTION PRODUCTS. The construction products manufactured by the Registrant include highway guardrail and highway safety devices and related barrier products, ready-mix concrete and aggregates, passenger loading bridges, baggage handling systems, and beams, girders, and columns. These products are used in the highway construction, building and bridge industries and airports. Generally, customers for highway guardrail and highway safety devices are highway departments or subcontractors on highway projects. Ready-mix concrete and aggregates are used in the building and foundation industry, and customers include primarily owners, contractors and sub-contractors. Passenger loading bridges and conveyor systems are generally sold to contractors, airports, or airlines as part of airport terminal equipment. Some of the sales of beams, girders and columns are to general contractors and subcontractors on highway construction projects.

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

         The Registrant also manufactures butt weld type fittings, flanges and pressure and non-pressure container heads that are made from ferrous and non-ferrous metals and their alloys. The weld fittings include caps, elbows, return bends, concentric and eccentric reducers, full and reducing outlet tees, and a full line of pipe flanges, all of which are pressure rated. The Registrant manufactures and stocks, in standard, extra-heavy and double-extra-heavy weights and in various diameters, weld caps, tees, reducers, elbows, return bends, flanges and also manufactures to customer specifications. The basic raw materials for weld fittings and flanges are carbon steel, stainless steel, aluminum, chrome-moly and other metal tubing or seamless pipe and forgings. The

Registrant sells its weld fittings and flanges to distributors and to other manufacturers of weld fittings.

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

         MARKETING, RAW MATERIALS, EMPLOYEES AND COMPETITION. As of March 31, 1998, the Registrant operated in the continental United States, Mexico, and Brazil. The Registrant sells substantially all of its products through its own salesmen operating from offices in Montgomery, Alabama; Napa, California; Denver, Colorado; Parrish, Florida; Chicago, Illinois; Elizabethtown and Paducah, Kentucky; Shreveport, Louisiana; Flint, Michigan; St. Louis, Missouri; Asheville, North Carolina; Cincinnati and Girard, Ohio; Beaumont, Dallas/Ft. Worth, Houston and Navasota, Texas; Centerville, Utah; Olympia, Washington; Milwaukee, Wisconsin; and Mexico. Independent sales representatives are also used to a limited extent. The Registrant primarily markets its transportation and industrial products throughout the United States. Except in the case of weld fittings, guardrail, and standard size LP gas containers, the Registrant's products are ordinarily fabricated to the customer's specifications pursuant to a purchase order.

         The principal materials used by the Registrant are steel plate, structural steel shapes, steel forgings, and aggregate material for ready-mix concrete. There are numerous domestic and foreign sources of such steel and most other materials used by the Registrant.

         The Registrant currently has approximately 17,000 employees, of which approximately 13,700 are production employees and 3,300 are administrative, sales, supervisory and office employees.

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

         RECENT DEVELOPMENTS. Information concerning the Registrant's business acquisitions are included in the Registrant's 1998 Annual Report to Stockholders under the heading "Business Acquisitions and Divestitures," (page 33) and such section is incorporated herein by reference.

         ENVIRONMENTAL MATTERS. The Registrant's subsidiaries are subject to comprehensive and frequently changing federal, state and local environmental laws and regulations, including those governing emissions of air pollutants, discharges of wastewater and storm waters, and the disposal of non-hazardous and hazardous waste. The Registrant anticipates that it may incur additional costs in the future to comply with currently existing laws and regulations, new regulatory requirements arising from recently enacted statutes, particularly those relating to the Clean Air Act Amendments of 1990, and any new statutory requirements.

         OTHER MATTERS. To date, the Registrant has not suffered any material shortages with respect to obtaining sufficient energy supplies to operate its various plant facilities or its transportation vehicles. Future limitations on the availability or consumption of petroleum products (particularly natural gas for plant operations and diesel fuel for vehicles) could have an adverse effect upon the Registrant's ability to conduct its business. The likelihood of such an occurrence or its duration, and its ultimate effect on the Registrant's operations, cannot be reasonably predicted at this time.

ITEM 2.  PROPERTIES.

         The Registrant's principal executive offices are located in a ten story office building containing approximately 107,000 sq. ft. and a connected adjacent building containing approximately 66,000 sq. ft., each owned by the Registrant, in Dallas, Texas. The following table sets forth certain salient facts with respect to each of the operating plant properties owned and/or leased by the Registrant at March 31, 1998:




                   Registrant's  Uses of   Approx.
                   Interest in  Premises  Bldg. Area Expiration   Annual
  Plant Location     Property     (1)      (Sq Ft.)    Date       Rentals
------------------ ------------ --------  ---------- ----------  --------
Ackerman, MS          Fee         (c)       92,000         --          --
Alliance, NE          Fee         (a)       44,000         --          --
Americana, Brazil     Fee         (c)       29,000         --          --
Ashland City, TN      Fee         (a)       92,000         --          --
Asheville, NC        Lease        (a)       94,000   06/30/99    $198,000
Beaumont, TX          Fee         (a)      280,000         --          --
Belpre, OH            Fee         (b)       42,000         --          --
Bessemer, AL          Fee         (a)      171,000         --          --
Birmingham,  AL      Lease        (b)       10,000   04/30/98    $ 14,000
Brusly, LA            Fee         (a)      148,000         --          --
Butler, PA            Fee         (a)      386,000         --          --
Butler, PA           Lease        (a)       30,000   12/31/02    $ 67,000
Caruthersville, MO    Fee         (a)      266,000         --          --
Caruthersville, MO   Lease        (a)       45,000   03/01/99    $ 72,000
Cedartown, GA         Fee         (c)      143,000         --          --
Centerville, UT       Fee         (b)       63,000         --          --
Cincinnati, OH
 (2 plants)           Fee         (c)      203,000         --          --
Cynthiana,  KY       Lease        (c)      317,000   04/30/01     $ 2,000
Dallas, TX
 (2 plants)           Fee         (a)      447,000         --          --
Denton, TX            Fee         (a)      117,000         --          --
Douglas, WY          Lease        (a)       34,000   09/30/04    $ 15,000
Elizabethtown, KY     Fee         (b)       40,000         --          --
Elkhart, IN           Fee         (c)      108,000         --          --
Enid, OK              Fee         (c)       73,000         --          --
Findlay, OH           Fee         (a)       74,000         --          --
Ft. Worth, TX
 (6 plants)           Fee        (a,b)     703,000         --          --
Girard, OH
 (2 plants)           Fee         (b)      326,000         --          --
Greenville, PA        Fee         (a)      752,000         --          --




                   Registrant's  Uses of   Approx.
                   Interest in  Premises  Bldg. Area Expiration   Annual
  Plant Location     Property     (1)      (Sq Ft.)    Date       Rentals
------------------ ------------ --------  ---------- ----------  --------

Hamburg,  NY          Fee         (b)      188,000
Houston, TX
 (2 plants)           Fee        (b,c)     563,000          --        --
Huehuetoca, MX        Fee        (a,c)     281,000          --        --
Johnstown, PA         Fee         (a)      148,000          --        --
Lima, OH              Fee         (b)       72,000          --        --
Longview, TX
 (4 plants)           Fee         (a)      675,000          --        --
Longview, TX         Lease        (a)       57,000    10/31/00   $ 40,000
Madisonville, LA      Fee         (a)      137,000          --        --
McKees Rocks, PA      Fee         (a)      462,000          --        --
Miles City, MT        Fee         (a)       72,000          --        --
Monclova, MX          Fee        (a,c)     207,000          --        --
Montgomery, AL        Fee        (a,b)     310,000          --        --
Mt. Orab, OH          Fee         (a)      183,000          --        --
Navasota, TX          Fee         (c)      170,000          --        --
New Castle,  DE      Lease        (a)       12,000    06/30/00  $120,000
Nova Odesa,  Brazil   Fee         (c)       21,000          --        --
Oklahoma City, OK     Fee         (a)      260,000          --        --
Orange, TX (2)        Fee         (a)      735,000          --        --
Paducah, KY           Fee         (a)       49,000          --        --
Paris, TN             Fee         (a)       29,000          --        --
Quincy, IL            Fee         (c)       95,000          --        --
Rock Springs, WY      Fee         (a)       20,000          --        --
Rocky Mount, NC       Fee         (c)       53,000          --        --
Russelville,  AR      Fee         (c)      350,000          --        --
Saginaw, TX
 (3 plants)           Fee         (a)      374,000          --        --
San Antonio, TX       Fee         (b)      224,000          --        --
Sand Springs, OK      Fee         (c)      184,000          --        --
Shreveport, LA       Lease       (a,c)     691,000    11/30/42  $ 12,000
Sioux City, IA       Lease        (a)       45,000    05/31/98  $ 97,000
Springfield,  MO     Lease        (a)      171,000    12/31/08  $ 36,000
Sunbright,  TN        Fee         (b)       74,000          --        --
Tulsa, OK             Fee         (a)      121,000          --        --
Vallejo, MX           Fee         (c)       54,000          --        --
Vidor, TX             Fee         (a)      126,000          --        --
Waycross, GA          Fee         (a)        5,000          --        --
West Memphis, AR      Fee         (c)       77,000          --        --

         (1)  (a) Manufacture or repair of Transportation Products
              (b) Manufacture of Construction Products
              (c) Manufacture of Industrial Products

         (2)  Orange facility was sold in May 1998.

         All machinery and equipment and the buildings occupied by the Registrant are maintained in good condition. The Registrant estimates that its plant facilities were utilized during the fiscal year at an average of approximately 80 percent of present productive capacity for Transportation Products, 85 percent for Construction Products, and 75 percent for Industrial Products.

ITEM 3.  LEGAL PROCEEDINGS.

         In September 1997, the Registrant settled a 13 year old lawsuit brought against a former subsidiary of the Registrant by Morse/Diesel, Inc. The settlement resulted in an after-tax charge of $43.8 million being recorded in the second quarter of fiscal year 1998. The Registrant has not participated in the business associated with this matter since 1989.

         In April 1998, the Registrant settled a 5 year old patent infringement lawsuit brought against the Registrant by Johnstown American Corp. for approximately $10.5 million, net of tax.

         In March 1998, the U.S. Department of Justice (the "Department") filed a two count felony information against Syro, Inc., a wholly owned subsidiary of the Registrant, in the United States District Court for the District of Utah alleging that Syro, Inc. discharged waste waters from its Centerville, Utah facility in violation of the Clean Water Act. To resolve this issue, Syro, Inc. is in the process of negotiating a Plea Agreement with the Department and a Settlement Agreement and Compliance Order with the U.S. Environmental Protection Agency Suspension and Debarment Division. Negotiations with these parties to the date of this filing indicate that a resolution of this issue would involve a plea of guilty to a two count felony under the Clean Water Act and the payment of $750,000 in fines and $250,000 in contributions to local environmental groups.

         The Registrant is involved in various other claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the Registrant's consolidated financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 1998.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

         Market for the Registrant's common stock and related stockholder matters are incorporated herein by reference from the information contained on page 1 under the caption "Company Profile" and on page 40 under the caption "Stockholder Information" of the Registrant's 1998 Annual Report to Stockholders.

ITEM 6.  SELECTED FINANCIAL DATA.

         Selected financial data is incorporated herein by reference from the information contained on page 22 under the caption "Financial Summary" of the Registrant's 1998 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Management's discussion and analysis of financial condition and results of operations are incorporated herein by reference from the Registrant's 1998 Annual Report to Stockholders, pages 23 through 26.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Financial statements of the Registrant at March 31, 1998 and 1997 and for each of the three years in the period ended March 31, 1998 and the auditor's report thereon, and the Registrant's unaudited quarterly financial data for the two year period ended March 31, 1998, are incorporated herein by reference from the Registrant's 1998 Annual Report to Stockholders, pages 27 through 40.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         No disclosure required.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         DIRECTORS OF THE REGISTRANT.

         Information concerning the directors of the Registrant is incorporated herein by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on July 17, 1998, page 4, under the caption "Election of Directors".

         EXECUTIVE OFFICERS OF THE REGISTRANT.*

         The following table sets forth the names and ages of all executive officers of the Registrant, the nature of any family relationship between them, all positions and offices with the Registrant presently held by them, the year each person first became an officer and the term of each person's office:




                                                                                Officer              Term
Name(1)(2)                         Age                      Office               Since              Expires
----                               ---           ------------------------       --------           ---------
W. Ray Wallace                     75            Chairman & Chief                  1958            July 1998
                                                  Executive Officer
Timothy R. Wallace                 44            Director, President &
                                                  Chief Operating Officer          1993            July 1998
Jim S. Ivy                         54            Vice President &
                                                  Chief Financial Officer          1998            July 1998
Ralph A. Banks, Jr.                74            Senior Vice President             1962            July 1998
Richard G. Brown                   74            Senior Vice President             1979            July 1998
Mark W. Stiles                     49            Group Vice President              1993            July 1998
Jack L. Cunningham, Jr.            53            Vice President                    1982            July 1998
John M. Lee                        37            Vice President                    1994            July 1998
R. A. Martin                       63            Vice President                    1974            July 1998
F. Dean Phelps, Jr.                54            Vice President                    1979            July 1998
Joseph F. Piriano                  61            Vice President                    1992            July 1998
Linda S. Sickels                   47            Vice President                    1995            July 1998
Michael G. Fortado                 54            Vice President, Secretary
                                                  & General Counsel                1997            July 1998
Neil O. Shoop                      54            Treasurer                         1985            July 1998
William J. Goodwin                 50            Controller                        1986            July 1998

* This data is furnished as additional information pursuant to instructions to
Item 401 to Regulation S-K and in lieu of inclusion in the Registrant's Proxy Statement.

(1) W. Ray Wallace, Chairman & Chief Executive Officer, is the father of Timothy
R. Wallace, Director, President and Chief Operating Officer.

(2) Mr. Ivy joined the Registrant in 1998. Prior to this year, Mr. Ivy was a senior audit partner for a national public accounting firm. Mr. Lee joined the Registrant in 1994. For at least five years prior thereto, Mr. Lee was a manager for a national public accounting firm. Mr. Fortado joined the registrant in 1997. Prior to that, Mr. Fortado served one year as senior vice president, general counsel and corporate secretary for an oil and gas exploration company and prior to that as vice president, corporate secretary, and assistant general counsel for an integrated energy company. All of the other above-mentioned executive officers have been in the full-time employ of the Registrant or its subsidiaries for more than five years. Although the titles of certain such officers have changed during the past five years, all have performed essentially the same duties during such period of time.

ITEM 11.  EXECUTIVE COMPENSATION.

         Information on executive compensation is incorporated herein by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on July 17, 1998, beginning on page 8 under the caption "Executive Compensation and Other Matters".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on July 17, 1998, page 2, under the caption "Voting Securities and Stockholders".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Information concerning certain relationships and related transactions is incorporated herein by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders on July 17, 1998, pages 4 and 5, under the caption "Election of Directors".



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

             (b) Reports on Form 8-K

                         No Form 8-K was filed during the fourth quarter of fiscal 1998.

                            Trinity Industries, Inc.
                          Index to Financial Statements
                        and Financial Statement Schedules
                                  (Item 14 (a))




                                                                              REFERENCE
                                                                        -----------------------
                                                                                   1998 Annual
                                                                          Form       Report to
                                                                          10-K     Stockholders
                                                                         (Page)       (Page)
                                                                        --------   ------------
Consolidated balance sheet at
 March 31, 1998 and 1997 ........................................           --           28
For each of the three years in the
  period ended March 31, 1998:
   Consolidated income statement ................................           --           27
   Consolidated statement of cash flows .........................           --           29
   Consolidated statement of
     stockholders' equity .......................................           --           30
   Notes to consolidated financial
     statements .................................................           --           30

Supplemental information:
  Supplementary unaudited quarterly data ........................           --           40

Consolidated financial statement schedule
  for each of the three years in the
  period ended March 31, 1998:
      II - Allowance for doubtful accounts ......................           12           --

Other financial information:
  Weighted average interest rate on short-term borrowings .......           12           --

         All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements, including the notes thereto.

         The consolidated financial statements and supplementary information listed in the above index which are included in the 1998 Annual Report to Stockholders have been incorporated by reference.

                                                                     SCHEDULE II

                            Trinity Industries, Inc.
                         Allowance for Doubtful Accounts
                    Year Ended March 31, 1998, 1997 and 1996
                                  (in millions)




                                              Additions
                                 Balance at   charged to    Accounts     Balance
                                 beginning    costs and     charged      at end
                                   of year     expenses       off        of year
                                 ----------   ----------   ----------   ----------

Year Ended March 31, 1998        $      1.0   $      0.9   $      0.2   $      1.7
                                 ==========   ==========   ==========   ==========

Year Ended March 31, 1997        $      1.1   $      1.4   $      1.5   $      1.0
                                 ==========   ==========   ==========   ==========

Year Ended March 31, 1996        $      0.8   $      0.8   $      0.5   $      1.1
                                 ==========   ==========   ==========   ==========






                            Trinity Industries, Inc.
                           Other Financial Information
                              Short-Term Borrowings

The weighted average interest rate on short-term borrowings outstanding as of March 31, 1998, 1997, and 1996 is 6.12%, 6.88%, and 6.04%, respectively.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trinity Industries, Inc.                   By /s/ Michael G. Fortado
------------------------                     -----------------------------------
Registrant                                    Michael G. Fortado
                                              Vice President,
                                              Secretary/General Counsel
                                              June 25, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:

Directors:                                 Directors (continued)


/s/ John L. Adams                          /s/ Diana Natalicio
------------------------                   -------------------------------------
John L. Adams                              Diana Natalicio
Director                                   Director
June 25, 1998                              June 25, 1998

/s/ David W. Biegler                       /s/ Timothy R. Wallace
------------------------                   -------------------------------------
David W. Biegler                           Timothy R. Wallace
Director                                   Director
June 25, 1998                              June 25, 1998

------------------------
Barry J. Galt
Director                                   Principal Executive Officer:
June 25, 1998                              /s/ W. Ray Wallace
                                           -------------------------------------
/s/ Clifford J. Grum                       W. Ray Wallace
------------------------                   Chairman
Clifford J. Grum                           June 25, 1998
Director
June 25, 1998

/s/ Dean P. Guerin                         Principal Financial Officer:
------------------------
Dean P. Guerin
Director                                   /s/ Jim S. Ivy
June 25, 1998                              -------------------------------------
                                           Jim S. Ivy
                                           Vice President
                                           June 25, 1998
------------------------
Jess T. Hay
Director
June 25, 1998                              Principal Accounting Officer:

/s/ Edmund M. Hoffman                      /s/ John M. Lee
------------------------                   -------------------------------------
Edmund M. Hoffman                          John M. Lee
Director                                   Vice President
June 25, 1998                              June 25, 1998

                            Trinity Industries, Inc.
                                Index to Exhibits
                                  (Item 14(a))




  NO.                                     DESCRIPTION                                             PAGE
-----     ----------------------------------------------------------------------------            ----
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

(10.3)    Form of Executive Severance Agreement entered into between the
          Registrant and all executive officers of the Registrant (incorporated
          by reference to Exhibit 10.3 to Form 10-K filed June 19, 1989).                           *

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

(10.8)    1993 Stock Option and Incentive Plan (incorporated by reference to
          Registration Statement No. 33-73026 filed December 15, 1993)                              *

                            Trinity Industries, Inc.
                        Index to Exhibits -- (Continued)
                                  (Item 14(a))




  NO.                                DESCRIPTION                                                        PAGE
------    ----------------------------------------------------------------------                        -----
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

(13) Annual Report to Stockholders. With the exception of the information incorporated by reference into Items 1, 3, 5, 6, 7 and 8 of Form 10-K, the 1998 Annual Report to Stockholders is not deemed a part of this report.

(21)      Listing of subsidiaries of the Registrant.                                                     16

(23)      Consent of Independent Auditors.                                                               11

(27)      Financial Data Schedules for the fiscal year ended March 31, 1998.

(27.1)    Restated Financial Data Schedules for fiscal years ended March 31,
          1997 and 1996, and six months ended September 30, 1997, and three months ended June 30, 1997.

(27.2)    Restated Financial Data Schedules for fiscal year ended March 31,
          1995, and nine months ended December 31, 1996, six months ended
          September 30, 1996, and three months ended June 30, 1996.

(99.1) Annual Report on Form 11-K for employee stock purchase, savings and similar plans filed pursuant to Rule 15d-21.


* Incorporated herein by reference from previous filings with the Securities and Exchange Commission.