Form 10-Q
period 1998-06-30
TRINITY INDUSTRIES INC
filed 1998-08-14
CIK 99780

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q
   (Mark One)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                      	OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________  to ______________

Commission file number  1-6903


                         	TRINITY INDUSTRIES, INC.
            	(Exact name of Company as specified in its charter)

Incorporated Under the Laws       	              75-0225040
 of the State of Delaware	                    (I.R.S. Employer
                                             Identification No.)

  2525 Stemmons Freeway
      Dallas, Texas                	              75207-2401
   (Address of Principal  	                       (Zip Code)
    Executive Offices)

                                (214) 631-4420
                          	(Company's Telephone Number,
                              	Including Area Code)


Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                               Yes   x   No

                           43,523,325
	(Number of shares of common stock outstanding as of June 30, 1998)


                                 	Part I
Item 1 - Financial Statements

             	Trinity Industries, Inc.	Consolidated Balance Sheet
                    	(in millions except per share data)


                                             June 30     March 31
                                              1998         1998
                                            (unaudited)
Cash and cash equivalents . . . . . . . . . $    2.4    $    3.1
Receivables . . . . . . . . . . . . . . . .    338.7       390.5
Inventories:
  Raw materials and supplies. . . . . . . .    261.0       248.5
  Work in process . . . . . . . . . . . . .     39.2        42.5
  Finished goods  . . . . . . . . . . . . .     58.4        51.6
                                               358.6       342.6

Property, plant and equipment, at cost. . .  1,138.9     1,201.9
Less accumulated depreciation . . . . . . .   (431.2)     (475.0)
                                               707.7       726.9

Other assets. . . . . . . . . . . . . . . .    121.8       110.8
                                            $1,529.2    $1,573.9

Liabilities and Stockholders' Equity

Short-term debt . . . . . . . . . . . . . . $   60.0    $  101.0
Accounts payable and accrued liabilities. .    326.9       386.6
Long-term debt. . . . . . . . . . . . . . .    138.7       149.6
Deferred income taxes . . . . . . . . . . .     41.5        27.5
Other liabilities . . . . . . . . . . . . .     28.8        21.7
                                               595.9       686.4
Stockholders' equity:
  Common stock - par value $1 per
  share; authorized 100.0 shares;
  shares issued and outstanding at
  June 30, 1998 - 43.5 and
  March 31, 1998 - 43.5 . . . . . . . . . .     43.5        43.5
  Capital in excess of par value. . . . . .    271.8       276.5
  Retained earnings . . . . . . . . . . . .    618.0       567.5
                                               933.3       887.5
                                            $1,529.2    $1,573.9




                            	Trinity Industries, Inc.
                         	Consolidated Income Statement
                                   	(unaudited)
                        	(in millions except per share data)

                                                       Three Months
                                                       Ended June 30
                                                      1998       1997

Revenues. . . . . . . . . . . . . . . . . . . . . . $  711.5  $  560.1

Operating costs:
  Cost of revenues. . . . . . . . . . . . . . . . .    596.8     459.2
  Selling, engineering and administrative expenses.     35.0      37.4
  Retirement plans expense. . . . . . . . . . . . .      5.6       5.2
                                                       637.4     501.8
Operating profit. . . . . . . . . . . . . . . . . .     74.1      58.3

Other (income) expenses:
  Interest income . . . . . . . . . . . . . . . . .     (0.9)     (0.5)
  Interest expense. . . . . . . . . . . . . . . . .      4.5       5.0
  Other, net. . . . . . . . . . . . . . . . . . . .    (22.0)      1.2
                                               	       (18.4)      5.7

Income before income taxes  . . . . . . . . . . . .     92.5      52.6

Provision for income taxes:
  Current . . . . . . . . . . . . . . . . . . . . .     20.5      18.4
  Deferred. . . . . . . . . . . . . . . . . . . . .     14.2       1.0
                                                        34.7      19.4

Net income. . . . . . . . . . . . . . . . . . . . . $   57.8  $   33.2


Net income per common share:

  Basic . . . . . . . . . . . . . . . . . . . . . . $   1.33  $   0.77

  Diluted . . . . . . . . . . . . . . . . . . . . . $   1.31  $   0.76


Weighted average number of shares outstanding:
  Basic . . . . . . . . . . . . . . . . . . . . . .    43.4      43.1
  Diluted . . . . . . . . . . . . . . . . . . . . .    44.1      43.6


                            	Trinity Industries, Inc.
                       	Consolidated Statement of Cash Flows
                                  	(unaudited)
                                   (in millions)
                                                         Three Months
                                                         Ended June 30
                                                         1998     1997
Cash flows from operating activities :
 Net income. . . . . . . . . . . . . . . . . . . . .   $ 57.8    $ 33.2
 Adjustments to reconcile net income to net cash
  provided (required) by operating activities:
   Depreciation. . . . . . . . . . . . . . . . . . .     17.9      17.6
   Deferred provision for income taxes . . . . . . .     14.2       1.0
   Gain on sale of property, plant and equipment
    and other assets . . . . . . . . . . . . . . . .    (22.7)     (0.8)
   Other . . . . . . . . . . . . . . . . . . . . . .     (3.9)      1.8
   Change in assets and liabilities:
    (Increase) decrease in receivables . . . . . . .     51.8     (52.2)
    (Increase) decrease in inventories . . . . . . .    (16.0)     14.5
    (Increase) decrease in other assets  . . . . . .    (14.0)      4.1
    Increase (decrease) in accounts payable and
     accrued liabilities . . . . . . . . . . . . . .    (71.2)      3.2
    Increase in other liabilities. . . . . . . . . .      7.1       0.3
     Total adjustments . . . . . . . . . . . . . . .    (36.8)    (10.5)
   Net cash provided by operating
     activities. . . . . . . . . . . . . . . . . . .     21.0      22.7

Cash flows from investing activities:
 Proceeds from sale of property, plant
  and equipment and other assets . . . . . . . . . .     75.2      12.3
 Capital expenditures. . . . . . . . . . . . . . . .    (38.0)    (23.2)
 Payment for purchase of acquisitions,
  net of cash acquired . . . . . . . . . . . . . . .      -       (36.5)
   Net cash provided (required) by
     investing activities  . . . . . . . . . . . . .     37.2     (47.4)

Cash flows from financing activities:
 Issuance of common stock. . . . . . . . . . . . . .      0.4       0.2
 Net borrowings (repayments) under short-term debt .    (41.0)     38.0
 Payments to retire long-term debt . . . . . . . . .    (10.9)    (10.8)
 Dividends paid. . . . . . . . . . . . . . . . . . .     (7.4)     (7.3)
   Net cash provided (required) by
     financing activities. . . . . . . . . . . . . .    (58.9)     20.1

Net decrease in cash and cash equivalents. . . . . .     (0.7)     (4.6)
Cash and cash equivalents at beginning of period . .      3.1      12.2
Cash and cash equivalents at end of period . . . . .   $  2.4    $  7.6



                             Trinity Industries, Inc.
                	Consolidated Statement of Stockholders' Equity
                                 	(unaudited)
                  	(in millions except share and per share data)

                                                Common   Capital
                                     Common      Stock      in               Total
                                     Shares      $1.00    Excess             Stock-
                                  (100,000,000)   Par     of Par  Retained   holders'
                                  (Authorized)   Value    Value   Earnings   Equity
Balance at March 31, 1997 . . . .  43,046,365   $43.0    $273.3   $493.2    $809.5
 Other. . . . . . . . . . . . . .      49,514     0.1       0.4       -        0.5
 Net income . . . . . . . . . . .        -         -         -      33.2      33.2
 Cash dividends
  ($0.17 per share)   . . . . . .        -         -         -      (7.4)     (7.4)
Balance June 30, 1997 . . . . . .  43,095,879   $43.1    $273.7   $519.0    $835.8




Balance at March 31, 1998 . . . .  43,489,276   $43.5    $276.5   $567.5    $887.5
 Other. . . . . . . . . . . . . .      34,049      -       (4.7)      .1      (4.6)
 Net income . . . . . . . . . . .        -         -         -      57.8      57.8
 Cash dividends
  ($0.17 per share)   . . . . . .        -         -         -      (7.4)     (7.4)
Balance June 30, 1998 . . . . . .  43,523,325   $43.5    $271.8   $618.0    $933.3






The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of the Company. In the opinion of the Company, all adjustments, consisting only of normal and recurring adjustments necessary to a fair presentation of the financial position of the Company as of June 30, 1998 and March 31, 1998, the results of operations for the three month periods ended June 30, 1998 and 1997 and cash flows for the three month periods ended June 30, 1998 and 1997, in conformity with generally accepted accounting principles, have been made.






                        	Trinity Industries, Inc.
               	Notes to Consolidated Financial Statements
                             	(unaudited)
                            	June 30, 1998


Divestitures

In the quarter ended June 30, 1998, the Company completed the divestiture of two wholly-owned subsidiaries with the sale of 100% of the outstanding common stock of Beaird Industries, Inc. and the sale of 100% of the outstanding common stock of Trinity Marine Orange, Inc. In addition, the Company completed the sale of certain real estate not associated with the Company's manufacturing operations. Results for the first quarter of fiscal 1999 included a nonrecurring net after-tax gain totaling $13.8 million, or $0.31 per diluted share, primarily from the above mentioned sales.

Contingencies

In April 1998, the Company settled a 5-year-old patent infringement lawsuit brought against the Company by Johnstown America Corp.
Under terms of the settlement, Trinity paid Johnstown $16.75 million. The lawsuit involved Trinity's Aluminator II rotary gondola railcar, which was discontinued in 1997.

The Company is involved in various other claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse affect on the Company's consolidated financial statements.


New Accounting Standards

The Company has adopted Statement of Financial Accounting
Standards No. 128, "Earnings Per Share," issued in February 1997.
Prior period earnings per share amounts have been restated.

The Company has adopted Statement of Financial Accounting
Standards No. 130, "Reporting Comprehensive Income," issued in fiscal 1998. Adoption of this statement did not have a significant impact on the financial statements.

In fiscal 1998, Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," was issued. The disclosure requirements for this statement are effective for the Company's financial statements for the year ended March 31, 1999, but not for interim financial reporting until fiscal 2000. The Company has not yet determined the impact of adopting Statement No. 131.


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

                           Statement of Operations

                    	Three Months Ended June 30, 1998 vs.
                      	Three Months Ended June 30, 1997


Operating profit in the current quarter increased $15.8 million, or 27.1%, compared to the same period last year due to an increase in revenues in the Transportation Products and Construction Products segments.

Revenues and operating profit for the Transportation Products segment increased by $130.7 and $10.5 million, respectively, in the current three month period when compared to the prior year quarter. The primary factor behind the increases continues to be high demand for railcars which began in fiscal 1998 and the ongoing replacement cycle for railcars. Orders on hand at quarter end were at a record level.
The high railcar demand is offset by a lower demand for hopper barges which began in fiscal 1998 due to a reduction in the transport of grain. The overall age of the barge fleet and the resulting replacement cycle should serve to drive demand for this business in the future.

Construction Products revenues and operating profit for the current quarter increased by $17.3 and $2.8 million, respectively, due to the continuance of governmental spending on the nation's transportation infrastructure, which utilizes the Company's highway guardrail and safety systems products, and the increasing residential, commercial, industrial and municipal construction which benefits the Company's ready-mix concrete and aggregate businesses. The ready-mix concrete and aggregate businesses also experienced improvements due to better weather conditions in the first quarter of fiscal 1999 compared to the same time period in the previous year. Increased revenues are also attributable to the acquisition of assets of Buffalo Specialty Products, Inc. in the second quarter of fiscal 1998.

The Industrial Products segment's revenues were higher in the current quarter by $3.5 million, although operating profit declined by $1.0 million, when compared to the prior year quarter.
The increase in revenues is primarily due to the Ladish acquisition effective June 1, 1997, while the decline in profit was attributable to increased price competition, partly as a result of the "Asian Crisis," in the fittings and flange business and the mild winter which impacts the Company's LPG business. Environmental regulation and increasing energy consumption drive demand for fittings and flanges and the start-up of new housing supports the Company's LPG business and benefits the long-term outlook for this segment.



                           Financial Condition

The decrease in 'Receivables' at June 30, 1998 compared to March 31,
1998 is due primarily to customer receipts in the Transportation Products segment from railcar shipments in the fourth quarter of fiscal 1998, as well as a decline in demand for inland hopper barges.

The decrease in 'Property, Plant and Equipment' at June 30, 1998 compared to March 31, 1998 is due primarily to the divestiture of Beaird Industries, Inc. and Trinity Marine Orange, Inc.

The decrease in 'Accounts payable and accrued liabilities' is due primarily to the timing of payments for normal vendor payables along with the previously accrued payment of the Johnstown settlement in the first fiscal quarter.




                      Liquidity & Capital Resources

The Company's cash and cash equivalents decreased $5.2 million in the first three months of fiscal year 1999, from $7.6 million at June 30, 1997 to $2.4 million at June 30, 1998. Cash generated from operations declined to $21.0 million in the current period, compared to $22.7 million in the prior year. This decrease is primarily due to normal fluctuations in working capital levels. Cash provided by investing activities increased to $37.2 million in the current period ended June 30, 1998 compared to cash required of $47.4 million in the prior year period. This increase is due primarily to proceeds from the sale of property, plant, and equipment as well as other assets. Cash flows required by financing activities increased by $79.0 million due primarily to repayments of short-term borrowings due to receipts in the first quarter of fiscal 1999 from the above mentioned sales described under "Divestitures".



                                Year 2000 Issue

Some of the Company's computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations and a temporary inability to process certain transactions.


The Company has identified existing systems which require action and has plans in place to address the Year 2000 issue on such systems prior to the issue causing any disruption of normal business activities. The Company believes that the cost of addressing the Year 2000 issue is not material to the financial condition or results of operations.

Additionally, the Company has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

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


                           Part II

Item 4 - Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held July 17, 1998, stockholders elected ten incumbent directors for a one-year term (Proposal No. 1) and approved the Company's 1998 Stock Option and Incentive Plan
(Proposal No. 2).  The vote tabulation on each proposal follows:


                                Proposal           Proposal
                                 No. 1              No. 2

     For                       37,971,233         32,030,647
     Against/Withheld              77,752          5,922,341
     Abstentions                   81,184            177,181
                               38,130,169         38,130,169




Item 6 - Exhibits and Reports on Form 8-K.


     (a)  Exhibits

     Exhibit
     Number           Description

     27        Financial Data Schedule

     (b) No Form 8-K was filed during the quarter.





Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Trinity Industries, Inc.


                            By: \S\ John M. Lee
                                 John M. Lee
                                 Vice President


August 14, 1998








                           Index to Exhibits



 No.		               Description                      	Page

  27	               	Financial Data Schedule       			 	 *