Form 10-Q
period 1998-09-30
TRINITY INDUSTRIES INC
filed 1998-11-13
CIK 99780

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q
  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934For the quarterly period ended September 30, 1998

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

                                   43,312,181
       (Number of shares of common stock outstanding as of September 30, 1998)

    Part I

    Item 1 - Financial Statements

                          Trinity Industries, Inc.
                         Consolidated Balance Sheet
                       (in millions except per share data)
                                           September 30  March 31
Assets                                         1998        1998
                                           (unaudited)
Cash and cash equivalents . . . . . . . . . $   11.0    $    3.1
Receivables . . . . . . . . . . . . . . . .    376.0       390.5
Inventories:
  Raw materials and supplies. . . . . . . .    250.0       248.5
  Work in process . . . . . . . . . . . . .     46.1        42.5
  Finished goods  . . . . . . . . . . . . .     58.6        51.6
                                               354.7       342.6

Property, plant and equipment, at cost. . .  1,167.3     1,201.9
Less accumulated depreciation . . . . . . .   (442.3)     (475.0)
                                               725.0       726.9

Other assets. . . . . . . . . . . . . . . .    136.9       110.8
                                            $1,603.6    $1,573.9

Liabilities and Stockholders' Equity

Short-term debt . . . . . . . . . . . . . . $  125.0    $  101.0
Accounts payable and accrued liabilities. .    329.6       386.6
Long-term debt. . . . . . . . . . . . . . .    132.4       149.6
Deferred income taxes . . . . . . . . . . .     26.3        27.5
Other liabilities . . . . . . . . . . . . .     27.2        21.7
                                               640.5       686.4
Stockholders' equity:
  Common stock - par value $1 per
  share; authorized 100.0 shares;
  shares issued at September 30,
  1998 - 43.5 and shares issued and
  outstanding at March 31, 1998 - 43.5  . .     43.5        43.5
  Capital in excess of par value. . . . . .    271.4       276.5
  Retained earnings . . . . . . . . . . . .    655.4       567.5
  Treasury stock(0.2 shares held), at cost:     (7.2)        -
                                               963.1       887.5
                                            $1,603.6    $1,573.9



                        Trinity Industries, Inc.
                     Consolidated Income Statement
                            (unaudited)
                   (in millions except per share data)


                                                        Six Months
                                                    Ended September 30
                                                      1998     1997

Revenues. . . . . . . . . . . . . . . . . . . . . . $1,428.9  $1,120.4

Operating costs:
  Cost of revenues. . . . . . . . . . . . . . . . .  1,199.2     917.6
  Selling, engineering and administrative expenses.     71.2      72.1
  Retirement plans expense. . . . . . . . . . . . .      9.7       9.2
                                                     1,280.1     998.9
Operating profit. . . . . . . . . . . . . . . . . .    148.8     121.5

Other (income) expenses:
  Litigation settlement . . . . . . . . . . . . . .       -       70.0
  Interest income . . . . . . . . . . . . . . . . .     (2.0)     (1.2)
  Interest expense. . . . . . . . . . . . . . . . .      9.2      10.2
  Other, net. . . . . . . . . . . . . . . . . . . .    (22.5)      1.0
                                                       (15.3)     80.0

Income before income taxes  . . . . . . . . . . . .    164.1      41.5

Provision (benefit) for income taxes:
  Current . . . . . . . . . . . . . . . . . . . . .     62.6      14.5
  Deferred. . . . . . . . . . . . . . . . . . . . .     (1.1)      1.1
                                                        61.5      15.6
                                                      ________  ________
Net income. . . . . . . . . . . . . . . . . . . . . $  102.6  $   25.9


Net income per common share:

  Basic . . . . . . . . . . . . . . . . . . . . . . $   2.36  $   0.60

  Diluted . . . . . . . . . . . . . . . . . . . . . $   2.33  $   0.59


Weighted average number of shares outstanding:
  Basic . . . . . . . . . . . . . . . . . . . . . .    43.4      43.1
  Diluted . . . . . . . . . . . . . . . . . . . . .    44.0      43.8









                         Trinity Industries, Inc.
                      Consolidated Income Statement
                                (unaudited)
                     (in millions except per share data)

                                                       Three Months
                                                    Ended September 30
                                                      1998      1997

Revenues. . . . . . . . . . . . . . . . . . . . . . $  717.4  $  560.3

Operating costs:
  Cost of revenues. . . . . . . . . . . . . . . . .    602.4     458.4
  Selling, engineering and administrative expenses.     36.2      34.7
  Retirement plans expense. . . . . . . . . . . . .      4.1       4.0
                                                       642.7     497.1
Operating profit. . . . . . . . . . . . . . . . . .     74.7      63.2

Other (income) expenses:
  Litigation settlement . . . . . . . . . . . . . .       -       70.0
  Interest income . . . . . . . . . . . . . . . . .     (1.1)     (0.7)
  Interest expense. . . . . . . . . . . . . . . . .      4.7       5.2
  Other, net. . . . . . . . . . . . . . . . . . . .     (0.5)     (0.2)
                                                         3.1      74.3

Income (loss) before income taxes . . . . . . . . .     71.6     (11.1)

Provision (benefit) for income taxes:
  Current . . . . . . . . . . . . . . . . . . . . .     42.1      (3.8)
  Deferred. . . . . . . . . . . . . . . . . . . . .    (15.3)       -
                                                        26.8      (3.8)
                                                      ________  ________
Net income (loss) . . . . . . . . . . . . . . . . . $   44.8  $   (7.3)


Net income (loss) per common share:

  Basic . . . . . . . . . . . . . . . . . . . . . . $   1.03  $  (0.17)

  Diluted . . . . . . . . . . . . . . . . . . . . . $   1.02  $  (0.17)


Weighted average number of shares outstanding:
  Basic . . . . . . . . . . . . . . . . . . . . . .    43.4       43.2
  Diluted . . . . . . . . . . . . . . . . . . . . .    43.9       43.2




                       Trinity Industries, Inc.
                 Consolidated Statement of Cash Flows
                             (unaudited)
                            (in millions)
                                                         Six Months
                                                      Ended September 30
                                                        1998      1997
Cash flows from operating activities :
 Net income. . . . . . . . . . . . . . . . . . . . .   $102.6    $ 25.9
 Adjustments to reconcile net income to net cash
  provided (required) by operating activities:
   Depreciation. . . . . . . . . . . . . . . . . . .     37.3      40.5
   Deferred provision (benefit) for income taxes . .     (1.1)      1.1
   Gain on sale of property, plant and equipment
    and other assets . . . . . . . . . . . . . . . .    (23.0)     (0.7)
   Other . . . . . . . . . . . . . . . . . . . . . .      0.4       1.5
   Change in assets and liabilities:
    (Increase) decrease in receivables . . . . . . .     14.5     (51.8)
    Increase in inventories  . . . . . . . . . . . .    (12.1)     (2.2)
    Increase in other assets . . . . . . . . . . . .    (30.5)    (22.1)
    Decrease in accounts payable and
     accrued liabilities . . . . . . . . . . . . . .    (76.5)     (2.7)
    Increase in other liabilities. . . . . . . . . .      5.5       1.2
     Total adjustments . . . . . . . . . . . . . . .    (85.5)    (35.2)
   Net cash provided (required) by operating
     activities. . . . . . . . . . . . . . . . . . .     17.1      (9.3)

Cash flows from investing activities:
 Proceeds from sale of property, plant
  and equipment and other assets . . . . . . . . . .    106.7      15.1
 Capital expenditures. . . . . . . . . . . . . . . .    (95.3)    (50.0)
 Payment for acquisitions, net of cash acquired. . .     (6.0)    (57.2)
   Net cash provided (required) by
     investing activities  . . . . . . . . . . . . .      5.4     (92.1)

Cash flows from financing activities:
 Issuance of common stock. . . . . . . . . . . . . .      0.5       0.7
 Net borrowings under short-term debt. . . . . . . .     24.0     126.0
 Repurchase of common stock. . . . . . . . . . . . .     (7.2)      -
 Payments to retire long-term debt . . . . . . . . .    (17.2)    (19.5)
 Dividends paid. . . . . . . . . . . . . . . . . . .    (14.7)    (14.6)
   Net cash provided (required) by
     financing activities. . . . . . . . . . . . . .    (14.6)     92.6

Net increase (decrease) in cash
 and cash equivalents. . . . . . . . . . . . . . . .      7.9      (8.8)
Cash and cash equivalents at beginning of year . . .      3.1      12.2
Cash and cash equivalents at end of period . . . . .   $ 11.0    $  3.4









                        Trinity Industries, Inc.
              Consolidated Statement of Stockholders' Equity
                             (unaudited)
              (in millions except share and per share data)


                               Common Stock       Capital
                                          Amount     in                                Total
                              Shares      $1.00    Excess                              Stock-
                           (100,000,000)   Par     of Par  Retained  Treasury Stock    holders
                            (Authorized)   Value    Value  Earnings  Shares   Amount   Equity
Balance at March 31, 1997 .  43,046,365   $43.0    $273.3   $493.2      -     $  -     $809.5
 Other. . . . . . . . . . .     185,223     0.2       4.9       -       -        -        5.1
 Net income . . . . . . . .        -         -         -      25.9      -        -       25.9
 Cash dividends
($0.34 per share)     . . .        -         -         -     (14.6)     -        -      (14.6)
Balance September 30, 1997.  43,231,588   $43.2    $278.2   $504.5      -     $  -     $825.9





Balance at March 31, 1998 .  43,489,276   $43.5    $276.5   $567.5      -     $   -    $887.5
 Other. . . . . . . . . . .      45,905      -       (5.1)      -       -         -      (5.1)
 Stock repurchases. . . . .        -         -         -        -   (223,000)   (7.2)    (7.2)
 Net income . . . . . . . .        -         -         -     102.6      -         -     102.6
 Cash dividends
  ($0.34 per share)   . . .        -         -         -     (14.7)     -         -     (14.7)
Balance September 30, 1998.  43,535,181   $43.5    $271.4   $655.4  (223,000) $ (7.2)  $963.1





The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. ("Trinity" or the "Company"). In the opinion of the Company, all adjustments, consisting only of normal and recurring adjustments necessary to a fair presentation of the financial position of the Company as of September 30, 1998, the results of operations for the six and three month periods ended September 30, 1998 and 1997 and cash flows for the six month periods ended September 30, 1998 and 1997, in conformity with generally accepted accounting principles, have been made. Because of seasonal and other factors, the results of operations for the six month period ended September 30, 1998 may not be indicative of expected results of operations for the year ending March 31, 1999. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q, and should be read in conjunction with the audited consolidated financial statements of the Company incorporated by reference in its Form 10-K for the year ended March 31, 1998.




                         Trinity Industries, Inc.
               Notes to Consolidated Financial Statements
                                (unaudited)
                             September 30, 1998


 Contingencies

 The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse affect on the Company's consolidated financial statements.


 Subsequent Event

 On October 7, 1998, the Company acquired MCT Holding Inc.("MCT"), the parent of McConway & Torley, a leading manufacturer of casting products for the railcar industry for approximately $85 million. MCT is recognized as the premier domestic manufacturer of railcar coupler systems and has approximately 625 employees and major casting facilities in Kutztown and Pittsburgh, PA. MCT's annual revenues are approximately $80 million of which approximately 25 percent are from the Company.


 New Accounting Standards

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



Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


                       Statement of Operations

                  Six Months Ended September 30, 1998 vs.
                  Six Months Ended September 30, 1997

Operating profit in the current six month period increased $27.3 million, or 22.5%, compared to the same period last year primarily due to increased volume in the Transportation Products segment and improvement in the Construction Products segment.

Revenues and operating profit for the Transportation Products segment increased by $310.5 and $27.4 million, respectively, in the current six month period when compared to the prior year period. The factors driving the increases continue to be the ongoing replacement cycle for railcars, advancements made in new car types, and increases in rail traffic for certain car types. The Company continues to receive orders faster than current shipping rates and has expanded its production lines. Overall railcar margins have improved slightly compared to last year, offset by a decline in marine margins due to lower volumes. The Company's barge business has seen a decline in overall demand as a result of a reduction in the transports of grain and other economic forces.
However, due to the age of the fleet and the inherent replacement cycle, the long-term outlook for barges continues to be positive.
Nearly one third of the nation's hopper barges are over 20 years old.

Construction Products revenues and operating profit for the current six months increased by $19.1 and $5.0 million, respectively, due to the continuance of governmental spending on the nation's transportation infrastructure, which utilizes the Company's highway guardrail and safety systems products, and the increasing residential, commercial, industrial and municipal construction in the markets served by the Company's ready-mix concrete and aggregate businesses. The ready-mix concrete and aggregate businesses also experienced improvements due to better weather conditions in the first six months of fiscal 1999 compared to the same time period in the previous year.

The Industrial Products segment's revenues and operating profit declined by $21.2 and $5.6 million, respectively, in the current six month period as compared to the prior year six month period. The sales decline is due primarily to the sale of 100% of the outstanding stock of Beaird Industries, Inc. in the quarter ended June 30, 1998. The decline in profit was primarily attributable to increased price competition, partly as a result of the "Asian Crisis," in the fittings and flange business and the mild winter and fall which impacted demand for the Company's LPG products.

Other, net in the current six month period increased $23.5 million, compared to the same period last year primarily due to receipts in the first quarter of fiscal 1999 from the sale of certain real estate not associated with the Company's manufacturing operations.



                         Statement of Operations

                Three Months Ended September 30, 1998 vs.
                  Three Months Ended September 30, 1997


Operating profit in the current quarter increased $11.5 million, or 18.2%, compared to the same period last year due primarily to an increase in revenues in the Transportation Products segment.

Revenues and operating profit for the Transportation Products segment increased by $179.8 and $16.9 million, respectively, in the current three month period when compared to the prior year quarter. This is the result of the strong demand for a broad range of railcars as discussed in the above section. Railcar revenue increases more than offset a decline in marine revenues of approximately 40 percent.

Construction Products revenues and operating profit for the current quarter increased by $1.8 and $2.2 million, respectively, due to acquisitions in the second and third quarters of last year. The recent passage of new highway spending legislation should lead to increased spending for transportation infrastructure improvements. This factor and the strong backlog of construction projects in the markets served by the ready-mix concrete and aggregate businesses point to continued growth and improvement in this segment.

The Industrial Products segment's revenues and operating profit declined in the current quarter by $24.7 and $4.6 million, respectively, when compared to the prior year quarter. The decline in revenues is a direct result of the sale of Beaird Industries, Inc. in the first quarter of fiscal 1999. The decline in operating profit is attributed to the price competition in the fittings and flange business as well as a decline in the LPG business due to the recent mild winter and fall.



                        Financial Condition

The decrease in 'Property, Plant and Equipment' at September 30, 1998 compared to March 31, 1998 is due primarily to the divestiture of Beaird Industries, Inc. and Trinity Marine Orange, Inc. in the first quarter of the current year.

The decrease in 'Accounts payable and accrued liabilities' is due primarily to the timing of payments for normal vendor payables along with the previously accrued payment of the Johnstown settlement in the first fiscal quarter.


                    Liquidity & Capital Resources

The Company's cash and cash equivalents increased $7.6 million from $3.4 million at September 30, 1997 to $11.0 million at September 30, 1998. Cash generated from operations increased to $17.1 million in the current period, compared to cash required for operations of $9.3 million in the prior year. This increase is primarily due to normal fluctuations in working capital levels and the litigation settlement which resulted in an after tax charge of $43.8 million recorded in the second quarter of fiscal year 1998. Cash provided by investing activities increased to $5.4 million in the current period ended September 30, 1998 compared to cash required of $92.1 million in the prior year period. This increase is due primarily to proceeds from the sale of property, plant, and equipment as well as other assets.
Cash flows provided by financing activities decreased by $107.2 million due primarily to reduced short-term borrowings as compared to the corresponding period in the prior year.


                           Year 2000 Issue

Trinity, like most companies, will have to modify its hardware and software programs to accommodate issues surrounding the Year 2000 issue.
Most of the Company's information technology ("IT") systems are purchased packages. Where necessary, these purchased systems are being replaced or upgraded and internally developed systems are being remediated to achieve Year 2000 compliance. Non-IT systems, consisting primarily of machinery with embedded date chips, are being identified and assessed for replacement where necessary. The Company has a Year 2000 Project Management Office that is taking those actions it believes are reasonable to manage compliance so that Year 2000 issues do not materially impact the Company's operations.
The Company has engaged outside consultants to assist with vendor compliance, assessment, and to advise the Company regarding its overall Year 2000 compliance program.

The Company presently estimates that over 85 percent of the Company's Mission Critical IT Systems will be remediated by December 31, 1998. Remaining critical IT systems are in various stages of completion and are expected to be remediated before critical impact dates. Identification and assessment of non-critical IT systems are estimated to be complete by early 1999.
To date, over half of the Company's Non-IT systems have been tested for compliance.

The Company is in the process of surveying approximately 5,000 suppliers and assessment of critical suppliers' Year 2000 readiness is estimated to be complete by December 31, 1998. Plans on addressing vendors and products "at risk" will be made in the first quarter of 1999. The Company is also working with key customers on exchanging Year 2000 status information.

To date, the Company has spent approximately $2 million on remediation efforts. An additional $6 million is estimated to be spent by the Year 2000. Amounts spent are spread over three fiscal periods and represent approximately 13 percent of the total IT budget.

Compliance with Year 2000 issues by third parties is outside the control of the Company, and the Company has no way of providing assurance that systems of third parties will be Year 2000 compliant on a timely basis.
As a manufacturing company, the Company's worst scenario would be from an interruption in utility services because production lines would be inoperable. While there has been recent government focus on utility companies, the power grid, and water supplies, there is no guarantee that all systems will be identified and remediated in time, making the number of hours or days of a possible interruption an uncertainty. The Company has surveyed each plant's utility vendors as to their Year 2000 readiness, and will assess the risk as part of its vendor compliance program.

The Company relies on the transportation industry to deliver its finished products to customers. An interruption of transport services by one of the key railroads would impact the Company's ability to deliver goods. There are no practical alternatives to delivering the Company's largest single product, railroad rolling stock. Railroads have been included in the vendor compliance project and the Company will monitor their Year 2000 readiness.

Suppliers pose a risk to the Company as its ability to deliver goods and services depends upon the ability of third parties to deliver raw material. Based on key suppliers' Year 2000 readiness assessment, the Company will decide whether an alternate vendor will be appropriate.

The Company is currently remediating internal computing systems, which otherwise will fail or produce erroneous data. Some key systems have been completed, and the remaining systems are scheduled to be complete well before critical impact dates. At this time, the Company believes all significant areas have been identified and required remediation will be completed on a timely basis. If no additional work was done, however, there would be significant consequences including having to manually perform many currently automated processes such as payroll, accounting, and inventory management for a significant portion of its business.

It is expected that the occurrence of any one or all of the above stated worse case scenarios would be of short-term duration and would not have a material effect on the Company's long-term results of operations, liquidity, and financial condition. However, third party matters are outside the control of the Company and the long-term failure of any one of such items could have a severe adverse effect upon the Company. A failure in the railroad system would not only prevent delivery of rolling stock, it would also impact demand for the Company's largest source of revenue.

The Company is in the process of developing contingency plans to consider matters such as alternative sources of utilities, identification of alternative vendors, appropriate inventory levels, and other matters.

                             _____________



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





Part II

 Item 6 - Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     Exhibit
     Number           Description

     27        Financial Data Schedule

     (b) Form 8-K was filed on September 22, 1998 that reported a stock repurchase program under which up to 10 percent of the Company's common stock could be repurchased over time.




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

November 13, 1998