Form 10-Q
period 1998-12-31
TRINITY INDUSTRIES INC
filed 1999-02-12
CIK 99780

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------
                                    FORM 10-Q
                            -----------------------


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

Commission file number  1-6903


                            TRINITY INDUSTRIES, INC.
               (Exact name of Company as specified in its charter)

Incorporated Under the Laws                               75-0225040
 of the State of Delaware                         -------------------------
                                                        (I.R.S. Employer
                                                       Identification No.)

  2525 Stemmons Freeway
      Dallas, Texas                                        75207-2401
  ---------------------                           -------------------------
  (Address of Principal                                    (Zip Code)
    Executive Offices)

                                 (214) 631-4420
                                 --------------
                          (Company's Telephone Number,
                              Including Area Code)


Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                                           Yes  X    No
                                                               ---     ---

                                   43,158,582
     (Number of shares of common stock outstanding as of December 31, 1998)

                                     Part I

    Item 1 - Financial Statements


                            Trinity Industries, Inc.
                           Consolidated Balance Sheet
                       (in millions except per share data)


                                                  December 31      March 31
                                                     1998            1998
                                                  -----------      --------
Assets                                            (unaudited)
Cash and cash equivalents ...................      $    5.3       $    3.1
Receivables .................................         326.9          390.5
Inventories:
  Raw materials and supplies ................         301.6          248.5
  Work in process ...........................          45.9           42.5
  Finished goods ............................          59.5           51.6
                                                   --------       --------
                                                      407.0          342.6

Property, plant and equipment, at cost ......       1,192.2        1,201.9
Less accumulated depreciation ...............        (462.1)        (475.0)
                                                   --------       --------
                                                      730.1          726.9

Other assets ................................         192.5          110.8
                                                   --------       --------
                                                   $1,661.8       $1,573.9
                                                   ========       ========

Liabilities and Stockholders' Equity

Short-term debt .............................      $  154.0       $  101.0
Accounts payable and accrued liabilities ....         347.8          386.6
Long-term debt ..............................         123.8          149.6
Deferred income taxes .......................          19.0           27.5
Other liabilities ...........................          26.1           21.7
                                                   --------       --------
                                                      670.7          686.4
                                                   --------       --------

Stockholders' equity:
  Common stock - par
  value $1 per share; authorized
  100.0 shares; shares issued at
  December 31, 1998 - 43.6 and shares
  issued and outstanding at
  March 31, 1998 - 43.5 .....................          43.6           43.5
  Capital in excess of par value ............         272.5          276.5
  Retained earnings .........................         689.9          567.5
  Treasury stock(0.4 shares held), at cost: .         (14.9)            --
                                                      991.1          887.5
                                                   --------       --------
                                                   $1,661.8       $1,573.9
                                                   ========       ========


                            Trinity Industries, Inc.
                          Consolidated Income Statement
                                   (unaudited)
                       (in millions except per share data)


                                                               Nine Months
                                                             Ended December 31
                                                           1998            1997
                                                        ---------       ---------
Revenues .........................................      $ 2,151.8       $ 1,762.8

Operating costs:
  Cost of revenues ...............................        1,810.6         1,451.9
  Selling, engineering and administrative expenses          109.6           106.6
  Retirement plans expense .......................           13.1            14.1
                                                        ---------       ---------
                                                          1,933.3         1,572.6
                                                        ---------       ---------
Operating profit .................................          218.5           190.2

Other (income) expenses:
  Litigation settlement ..........................             --            70.0
  Interest income ................................           (3.4)           (1.4)
  Interest expense ...............................           14.6            15.9
  Other, net .....................................          (23.7)            2.1
                                                        ---------       ---------
                                                            (12.5)           86.6
                                                        ---------       ---------

Income before income taxes .......................          231.0           103.6

Provision (benefit) for income taxes:
  Current ........................................           93.4            36.2
  Deferred .......................................           (6.8)            2.7
                                                        ---------       ---------
                                                             86.6            38.9
                                                        ---------       ---------
Net income .......................................      $   144.4       $    64.7
                                                        =========       =========


Net income per common share:

  Basic ..........................................      $    3.33       $    1.50
                                                        =========       =========

  Diluted ........................................      $    3.30       $    1.48
                                                        =========       =========


Weighted average number of shares outstanding:
  Basic ..........................................           43.3            43.0
  Diluted ........................................           43.8            43.8

                            Trinity Industries, Inc.
                          Consolidated Income Statement
                                   (unaudited)
                       (in millions except per share data)

                                                              Three Months
                                                           Ended December 31
                                                           1998         1997
                                                         -------       -------
Revenues ..........................................      $ 722.9       $ 642.4

Operating costs:
  Cost of revenues ................................        611.4         534.3
  Selling, engineering and administrative expenses          38.4          34.5
  Retirement plans expense ........................          3.4           4.9
                                                         -------       -------
                                                           653.2         573.7
                                                         -------       -------

Operating profit ..................................         69.7          68.7

Other (income) expenses:
  Interest income .................................         (1.4)         (0.2)
  Interest expense ................................          5.4           5.7
  Other, net ......................................         (1.2)          1.1
                                                         -------       -------
                                                             2.8           6.6
                                                         -------       -------

Income before income taxes ........................         66.9          62.1

Provision (benefit) for income taxes:
  Current .........................................         30.9          21.7
  Deferred ........................................         (5.8)          1.6
                                                         -------       -------
                                                            25.1          23.3
                                                         -------       -------
Net income ........................................      $  41.8       $  38.8
                                                         =======       =======


Net income per common share:

  Basic ...........................................      $  0.97       $  0.90
                                                         =======       =======

  Diluted .........................................      $  0.96       $  0.88
                                                         =======       =======


Weighted average number of shares outstanding:
  Basic ...........................................         43.1          43.1
  Diluted .........................................         43.6          44.0

                            Trinity Industries, Inc.
                      Consolidated Statement of Cash Flows
                                   (unaudited)
                                  (in millions)



                                                              Nine Months
                                                            Ended December 31
                                                            1998         1997
                                                          -------       -------
Cash flows from operating activities:
 Net income ........................................      $ 144.4       $  64.7
 Adjustments to reconcile net income to net cash
  provided (required) by operating activities:
   Depreciation and amortization ...................         53.2          57.6
   Deferred provision (benefit) for income taxes ...         (6.8)          2.7
   Gain on sale of property, plant and equipment
    and other assets ...............................        (24.1)         (5.4)
   Other ...........................................          5.6          (0.9)
   Change in assets and liabilities net of effects
    from acquisitions:
    (Increase) decrease in receivables .............         74.4         (35.5)
    (Increase) decrease in inventories .............        (57.1)         12.6
    Increase in other assets .......................        (21.7)        (30.1)
    Increase (decrease) in accounts payable and
     accrued liabilities ...........................        (74.8)         17.5
    Increase in other liabilities ..................          4.3           1.9
                                                          -------       -------
     Total adjustments .............................        (47.0)         20.4
                                                          -------       -------
   Net cash provided by operating
     activities ....................................         97.4          85.1

Cash flows from investing activities:
 Proceeds from sale of property, plant
  and equipment and other assets ...................        147.2          51.9
 Capital expenditures ..............................       (150.6)        (88.9)
 Payment for acquisitions, net of cash acquired ....        (83.1)        (57.2)
                                                          -------       -------
   Net cash required by
     investing activities ..........................        (86.5)        (94.2)

Cash flows from financing activities:
 Issuance of common stock ..........................          1.6           1.8
 Net borrowings under short-term debt ..............         53.0          49.0
 Repurchase of common stock ........................        (14.9)           --
 Payments to retire long-term debt .................        (26.3)        (29.1)
 Dividends paid ....................................        (22.1)        (22.0)
                                                          -------       -------
   Net cash required by
     financing activities ..........................         (8.7)         (0.3)
                                                          -------       -------

Net increase (decrease) in cash
 and cash equivalents ..............................          2.2          (9.4)
Cash and cash equivalents at beginning of year .....          3.1          12.2
                                                          -------       -------
Cash and cash equivalents at end of period .........      $   5.3       $   2.8
                                                          =======       =======



                            Trinity Industries, Inc.
                 Consolidated Statement of Stockholders' Equity
                                   (unaudited)
                  (in millions except share and per share data)


                                Common Stock
                            --------------------   Capital
                                           Amount     in                               Total
                               Shares      $1.00    Excess                             Stock-
                            (100,000,000)   Par     of Par Retained Treasury  Stock    holders'
                            (Authorized)   Value    Value  Earnings  Shares   Amount   Equity
                             ----------   -----    ------   ------  --------  ------   ------
Balance at March 31, 1997 .  43,046,365   $43.0    $273.3   $493.2      -     $  -     $809.5
 Other. . . . . . . . . . .     258,491     0.3       3.3       -       -        -        3.6
 Net income . . . . . . . .        -         -         -      64.7      -        -       64.7
 Cash dividends
   ($0.51 per share). . . .        -         -         -     (21.9)     -        -      (21.9)
                             ----------   -----    ------   ------  --------  ------   ------
Balance December 31, 1997 .  43,304,856   $43.3    $276.6   $536.0      -     $  -     $855.9
                             ==========   =====    ======   ======  ========  =======  ======




Balance at March 31, 1998 .  43,489,276   $43.5    $276.5   $567.5      -     $   -    $887.5
 Other. . . . . . . . . . .     113,038     0.1      (4.0)      -       -         -      (3.9)
 Stock repurchases. . . . .        -         -         -        -   (443,732)  (14.9)   (14.9)
 Net income . . . . . . . .        -         -         -     144.4      -         -     144.4
 Cash dividends
  ($0.51 per share)   . . .        -         -         -     (22.0)     -         -     (22.0)
                             ----------   -----    ------   ------  --------  ------   ------
Balance December 31, 1998 .  43,602,314   $43.6    $272.5   $689.9  (443,732) $(14.9)  $991.1
                             ==========   =====    ======   ======  ========  ======   ======



The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. ("Trinity" or the "Company"). In the opinion of the Company, all adjustments, consisting only of normal and recurring adjustments necessary to a fair presentation of the financial position of the Company as of December 31, 1998, the results of operations for the nine and three month periods ended December 31, 1998 and 1997 and cash flows for the nine month periods ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles, have been made. Because of seasonal and other factors, the results of operations for the nine month period ended December 31, 1998 may not be indicative of expected results of operations for the year ending March 31, 1999. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q, and should be read in conjunction with the audited consolidated financial statements of the Company incorporated by reference in its Form 10-K for the year ended March 31, 1998.

                            Trinity Industries, Inc.
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                                December 31, 1998


                                  Contingencies

The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse affect on the Company's consolidated financial statements.


                              Business Acquisitions

On October 7, 1998, the Company acquired MCT Holding Inc.("MCT"), the parent of McConway & Torley, a manufacturer of casting products for the railcar industry for approximately $85 million. MCT is recognized as a leading domestic manufacturer of railcar coupler systems and has approximately 650 employees and major casting facilities in Kutztown and Pittsburgh, PA. MCT's revenues for the twelve months ended September 30, 1998 were approximately $75 million of which approximately 27% percent are from the Company.


                            New Accounting Standards

In 1998, Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information," was issued. The disclosure requirements for this statement are effective for the Company's financial statements for the year ended March 31, 1999, but not for interim financial reporting until fiscal 2000. The Company has not yet determined the impact of adopting Statement No. 131.

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


                              Results of Operations

                 Nine Months Ended December 31, 1998 Compared to
                       Nine Months Ended December 31, 1997

Revenues for the first nine months of fiscal 1999 increased 22% to $2.15 billion from $1.76 billion in the first nine months of fiscal 1998. Operating profit increased 15% to $218.5 million from $190.2 million. The increase in revenues and operating profits are primarily due to increased volume in the Transportation Products segment.

Revenues for the Transportation Products segment increased 39% to $1.56 billion from $1.12 billion while operating profit increased 26% to $188.2 million from $148.8 million. The factors driving these increases are the ongoing replacement cycle for railcars, advancements made in new car types, and increases in rail traffic for certain car types. Increased railcar revenues and operating profits were offset by approximately 40% and 60% declines in barge revenues and operating profits, respectively. The decline in barge demand has primarily been driven by reduced grain shipments and other factors which have lead to lower rates paid to river freight carriers. The volume of barge orders received increased in the third quarter which the Company believes signals a recovery in the barge business and improved profitability early in fiscal 2000. In the barge industry, the fleet replacement cycle and fleet age are important factors and, with nearly one third of the nation's barges more than 20 years old, the long-term outlook for barges continues to be positive.

Revenues for the Construction Products segment increased 3% to $369.0 million from $357.6 million while operating profit increased 11% to $51.2 million from $46.0 million. This increase is due mainly to the increasing residential, commercial, industrial and municipal construction as well as better weather conditions in the first nine months of fiscal 1999 compared to the same period in the prior year in the markets served by the Company's ready-mix concrete and aggregate businesses. The strong backlog of construction projects in the markets served by the ready-mix concrete and aggregate businesses, the government's long-term spending commitment, and recent passage of new highway legislation point to continued growth and improvement in this segment.

Industrial Products segment revenues declined 19% to $225.6 million from $278.5 million, while operating profit declined 41% to $20.1 million from $34.0 million. The decline in revenue is primarily due to the sale of Beaird Industries, Inc. in the quarter ended June 30, 1998. The decline in profit was attributable to the Beaird sale, increased price competition in the fittings and flange business, partly as a result of the "Asian Crisis," and the mild winter and fall which impacted demand and competition for the Company's LPG products.

Other, net primarily includes the gain on the sale of certain real estate not associated with the Company's manufacturing operations and other assets.


                Three Months Ended December 31, 1998 Compared to
                      Three Months Ended December 31, 1997

Revenues for the third quarter of fiscal 1999 increased 13% to $722.9 million from $642.4 million due to increased railcar volume in the Transportation Products segment. Operating profits increased 1.5% to $69.7 million compared to $68.7 million. Increased operating profits in the Transportation Products segment were offset by a decline in the Industrial Products segment.

Revenues for the Transportation Products segment increased 28% to $545.7 million from $426.0 million while operating profit increased 21% to $67.9 million from $55.9 million. The factors driving the increases are the ongoing replacement cycle for railcars, advancements made in new car types, and increases in rail traffic for certain car types. Increased railcar revenues and operating profits were offset by 48% and 59% declines in barge revenues and operating profits, respectively. The decline in overall barge demand is primarily a result of a reduction in the transport of grain and rates paid to river freight carriers. The volume of barge orders received increased in the third quarter which the Company believes signals a recovery in the barge business and improved profitability early in fiscal 2000. In the barge industry, the fleet replacement cycle and fleet age are important factors and, with nearly one third of the nation's barges more than 20 years old, the long-term outlook for barges continues to be positive.

Revenues for the Construction Products segment decreased 6% to $ 111.6 million from $119.3 million while operating profit increased 1.6% to $12.5 million from $12.3 million. Revenues in the Highway Safety Products business declined due to reduced activity by state governments in letting contracts. The Company believes this is a short term situation and that the government's long-term spending commitment and the recent passage of new highway legislation will lead to increased spending for transportation infrastructure improvements. The ready-mix concrete and aggregate businesses performed well, with year to year increases in revenues and operating profits due to better weather conditions in their market area compared to the prior year. The strong backlog of construction projects in the markets served by the ready-mix concrete and aggregate businesses points to continued growth and improvement in this segment.

Industrial Products segment revenues declined 33% to $64.9 million from $96.6 million, while operating profit declined 70% to $3.5 million from $11.8 million. The decline in revenue is primarily due to the sale of Beaird Industries, Inc. in the quarter ended June 30, 1998. The decline in profit was attributable to the Beaird sale, increased price competition in the fittings and flange business, partly as a result of the "Asian Crisis," and the mild winter and fall which impacted demand and competition for the Company's LPG products.

                          Liquidity & Capital Resources

The Company's cash and cash equivalents increased $2.5 million from $2.8 million at December 31, 1997 to $5.3 million at December 31, 1998. Net cash provided by operating activities increased to $97.4 million during the first nine months of fiscal 1999 from $85.1 million in the first nine months of fiscal 1998. Capital expenditures during the first nine months of fiscal 1999 were approximately $150.6 million of which approximately $90.0 million was for additions to the railcar lease fleet. This compares to $88.9 million of capital expenditures in the first nine months of fiscal 1998 of which $63.6 million was additions to the lease fleet. Expenditures for acquisitions were $83.1 million compared to $57.2 million in the prior year. Proceeds from sale of property, plant and equipment and other assets were $147.2 million in the first nine months of fiscal 1999 consisting primarily of the sale of cars from the lease fleet and a portion of the Company's investment real estate, compared to $51.9 million in fiscal 1998. In the first nine months of fiscal 1999, the Company repurchased common stock of $14.9 million. The Company believes cash provided from operations and cash available under uncommitted bank lines of credit will be sufficient to meet its requirements for the next year.


                                 Year 2000 Issue

Trinity, like most companies, will have to modify its hardware and software programs to accommodate matters surrounding the Year 2000 issue. Most of the Company's information technology ("IT") systems are purchased packages. Where necessary, these purchased systems are being replaced or upgraded and internally developed systems are being remediated to achieve Year 2000 compliance. Non-IT systems, consisting primarily of machinery with embedded date chips, are being identified and assessed for replacement where necessary. The Company has a Year 2000 Project Management Office that is taking those actions it believes are reasonable to manage compliance so that Year 2000 issues do not materially impact the Company's operations.

The Company has engaged outside consultants to assist with vendor compliance, assessment, and to advise the Company regarding its overall Year 2000 compliance program.

The Company has completed remediation of over 85% of the Company's Mission Critical IT Systems. Remaining critical IT systems are in various stages of completion and are expected to be remediated before critical impact dates. Identification and assessment of non-critical IT systems are estimated to be completed during the current year. To date, almost all of the Company's non-IT systems have been tested or assessed for compliance. Testing of Mission Critical IT Systems is managed by an outside consultant, and is approximately 15% complete.

The Company has completed an initial survey and assessment of approximately 5,000 suppliers. Plans on addressing vendors and products "at risk" are currently being developed. The Company is also working with key customers on exchanging Year 2000 status information.

To date, the Company has spent approximately $2.8 million on remediation efforts. An additional $4.1 million is estimated to be spent by the Year 2000. Amounts spent are accounted for in conjunction with the provisions of SOP 98-1. The Company anticipates that the costs incurred to address the Year 2000 issue will be spread over three fiscal periods, and will represent approximately 13% percent of the total IT budget.

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

The Company is in the process of developing contingency plans to consider matters such as alternative sources of utilities, identification of alternative vendors, appropriate inventory levels, transportation of raw materials and product, and other matters.

                               ------------------

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

                                     Part II

Item 6 - Exhibits and Reports on Form 8-K.

             (a)   Exhibits

         Exhibit
         Number         Description
         ------         -----------
          3.2      By-Laws of the Company, as amended (incorporated by
                   reference to Exhibit 3.1 to Form 8-K filed May 6, 1997)

         27        Financial Data Schedule

             (b) No Form 8-K was filed during the quarter.

-------------------------------------------------------------------------------



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Trinity Industries, Inc.

                                   By: \S\ John M. Lee
                                       ---------------
                                       John M. Lee
                                       Vice President

February 12, 1999

                                 EXHIBIT INDEX

         Exhibit
         Number         Description
         ------         -----------
          3.2      By-Laws of the Company, as amended (incorporated by
                   reference to Exhibit 3.1 to Form 8-K filed May 6, 1997)

         27        Financial Data Schedule