Form 10-K405
period 1999-03-31
TRINITY INDUSTRIES INC
filed 1999-06-29
CIK 99780

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------
                                    FORM 10-K
                               ------------------

(Mark One)

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1999

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

           Securities Registered Pursuant to Section 12(b) of the Act

                                                     Name of each exchange
           Title of each class                        on which registered
           -------------------                       ---------------------
     COMMON STOCK, $1.00 PAR VALUE                NEW YORK STOCK EXCHANGE, INC.

           Securities Registered Pursuant to Section 12(g) of the Act:

                                      NONE

                               ------------------

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                     Yes  [X]    No [  ]


                  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

         The aggregate market value of voting stock held by nonaffiliates of the Registrant is $1,234,741,474 as of May 28, 1999.

                                   40,551,785

        (Number of Shares of common stock outstanding as of May 28, 1999)
================================================================================
                                    (Continued on reverse side)

(Continued  from cover page)


                        DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's 1999 Annual Report to Stockholders for the fiscal year ended March 31, 1999 are incorporated by reference into Parts I and II hereof and portions of the Registrant's definitive Proxy Statement dated June 18, 1999 for the 1999 Annual Meeting of Stockholders to be held July 21, 1999 are incorporated by reference into Part III hereof.

                                     PART I


ITEM 1.  BUSINESS

         GENERAL DEVELOPMENT OF BUSINESS. Trinity Industries, Inc. (the "Registrant" or "Trinity") was originally incorporated under the laws of the State of Texas in 1933. On March 27, 1987, Trinity became a Delaware corporation by merger into a wholly-owned subsidiary of the same name.

         NARRATIVE DESCRIPTION OF BUSINESS AND FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. The Registrant is engaged in the manufacture, marketing, and leasing of a wide variety of products consisting of the following five business segments or groups:

         RAILCAR GROUP. The Registrant manufactures railroad freight cars, principally pressure and non-pressure tank cars, hopper cars, box cars, intermodal cars and gondola cars used for transporting a wide variety of liquids, gases and dry cargo. The Registrant is also engaged in railcar maintenance, management, and/or leasing to various industries.

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

         The Registrant holds patents of varying duration for use in its manufacture of railcar and component products. The Registrant cannot quantify the importance of such patents, but patents are believed to offer a marketing advantage in certain circumstances. No material revenues are received from licensing of these patents.

         A number of well established companies are presently engaged in the manufacture of railcars on a large scale. The Registrant strives to be competitive through improvements in the efficiency of the manufacturing process and its creative designs to benefit customers.

         A wholly-owned leasing subsidiary, Trinity Industries Leasing Company ("TILC"), incorporated in 1979, is engaged in leasing specialized types of railcars to industrial companies in the petroleum, chemical, grain, food processing, fertilizer and other industries which supply cars to the railroads. At March 31, 1999, TILC had 10,887 railcars under lease and/or management agreement.

         Substantially all equipment leased by TILC was purchased from the Registrant at prices comparable to the prices for equipment sold by the Registrant to third parties. As of March 31, 1999, TILC had equipment on lease or available for lease purchased from the Registrant at a cost of $456.4 million. Generally, TILC purchases the equipment to be leased only after a lessee has committed to lease such equipment.

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

         A number of well established companies actively compete with TILC in the business of owning and leasing railcars, as well as banks, investment partnerships and other financial and commercial institutions.

         INDUSTRIAL GROUP. The Registrant is engaged in manufacturing metal containers for the storage and transportation of liquefied petroleum ("LP") gas and anhydrous ammonia fertilizer. Pressure LP gas containers are utilized at industrial plants, utilities, small businesses, and in suburban and rural areas for residential heating and cooking needs. Fertilizer containers are manufactured for highway and rail transport, bulk storage, farm storage, and the application and distribution of anhydrous ammonia. The Registrant also makes heat transfer equipment for the chemical, petroleum, and petrochemical industries and a complete line of custom vessels, standard steam jacketed kettles, mix cookers, and custom-fabricated cooking vessels for the food, meat, dairy, pharmaceutical, cosmetic, and chemical industries.

         The Registrant also manufactures butt weld type fittings, flanges, and pressure and non-pressure container heads that are made from ferrous and non-ferrous metals and their alloys. The weld fittings include caps, elbows, return bends, concentric and eccentric reducers, full and reducing outlet tees, and a full line of pipe flanges, all of which are pressure rated. The Registrant manufactures and stocks, in standard, extra-heavy, and double-extra-heavy weights and in various diameters, weld caps, tees, reducers, elbows, return bends, flanges, and also manufactures to customer specifications. The basic raw materials for weld fittings and flanges are carbon steel, stainless steel, aluminum, chrome-moly, and other metal tubing or seamless pipe and forgings. The Registrant sells its weld fittings and flanges to distributors and to other manufacturers of weld fittings.

         Container heads manufactured by the Registrant are pressed metal components used in the further manufacture of a finished product. In addition, the Registrant sells container heads to other manufacturers. Container heads are manufactured in various shapes and may be pressure rated or non-pressure, depending on the intended use in further manufacture. Other pressed shapes are also hot- or cold-formed to customer requirements.

         The demand for LP gas containers is seasonal and mild winters for the past three years reduced demand for LP gas containers in the United States. Competitors range from large to small local companies. Competition from Asian imports for fittings and flanges has been intense and has resulted in sharply reduced prices for these products.

         HIGHWAY CONSTRUCTION PRODUCTS GROUP. The highway construction products manufactured by the Registrant include highway guardrail and highway safety devices and related barrier products, and beams and girders. These products are used in the highway construction industries. Generally, customers for highway guardrail and highway safety devices are highway departments or subcontractors on highway projects. Sales of beams and girders are to general contractors and subcontractors on highway construction projects.

         The Registrant holds patents and is a licensee for certain of its guardrail and end-treatment products that enhance its worldwide competitive position for these products. The Registrant is the largest producer of these products in North America, with products in use in all 50 states, as well as Canada, Mexico, the Caribbean and Europe.

         INLAND BARGE GROUP. The Registrant produces river hopper barges, inland tank barges and fiberglass barge covers. River hopper barges are used to carry coal, grain and other commodities by various barge transport companies. Tank barges are used to transport liquid products. The Registrant is North America's leading producer of inland barges and one of the largest producers of fiberglass barge covers. The inland barge business is made up of a few major manufacturers. The Registrant strives to compete through efficiency in operations and quality of product.

         CONCRETE, AGGREGATE & ALL OTHER GROUP. The Registrant is engaged in the production and manufacturing of ready-mix concrete and aggregates primarily in Texas and Louisiana. Ready-mix concrete and aggregates are used in the building and foundation industry, and customers include primarily owners, contractors, and sub-contractors. The concrete and aggregate business is extremely competitive depending upon the geographical area. The Registrant strives to compete through service and efficiency of operations.

Various financial information concerning the Registrant's segments for each of the last three fiscal years is included in the Registrant's 1999 Annual Report to Stockholders beginning on page 27 under the heading "Segment Information", and such section is incorporated herein by reference.

         MARKETING, RAW MATERIALS AND EMPLOYEES. As of March 31, 1999, the Registrant operated in the continental United States, Mexico, and Brazil. The Registrant sells substantially all of its products through its own salesmen operating from offices in the following states and foreign countries: Alabama, Illinois, Kentucky, Louisiana, Michigan, North Carolina, Ohio, Pennsylvania, Texas, Utah, Brazil and Mexico. Independent sales representatives are also used to a limited extent. The Registrant primarily markets its transportation and industrial products throughout the United States. Except in the case of weld fittings, guardrail, and standard size LP gas containers, the Registrant's products are ordinarily fabricated to the customer's specifications pursuant to a purchase order.

         The principal materials used by the Registrant are steel plate, structural steel shapes, steel forgings, aluminum and cement and aggregate material for ready-mix concrete. There are numerous domestic and foreign sources of such steel and most other materials used by the Registrant.

         The Registrant currently has approximately 17,450 employees, of which approximately 14,000 are production employees and 3,450 are administrative, sales, supervisory, and office employees.

         RECENT DEVELOPMENTS. Information concerning the Registrant's business acquisitions are included in the Registrant's 1999 Annual Report to Stockholders under the heading "Acquisitions and Divestiture," beginning on page 29, and such section is incorporated herein by reference.


         ENVIRONMENTAL MATTERS. The Registrant is subject to comprehensive and frequently changing federal, state and local environmental laws and regulations, including those governing emissions of air pollutants, discharges of wastewater and storm waters, and the disposal of nonhazardous and hazardous waste. The Registrant anticipates that it may incur costs in the future to comply with currently existing laws and regulations and any new statutory requirements. Such costs are not expected to be material to the Registrant.

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

ITEM 2. PROPERTIES.

         The Registrant principally operates in various locations throughout the United States with other facilities in Mexico and Brazil, all of which are considered to be in good condition, well maintained, and adequate for its purposes.


                                                      Approximate
                                                      Square Feet            Productive
                                               --------------------------     Capacity
                                                  Owned         Leased        Utilized
                                               ------------  ------------   ------------

Railcar Group                                     6,162,000       434,000            90%
Industrial Group                                  1,683,000       317,000            50%
Highway Construction Products Group               1,573,000        10,000            75%
Inland Barge Group                                  765,000        45,000            70%
Concrete, Aggregate, & All Other                    224,000            --            85%
Executive Offices                                   173,000            --           N/A
                                                 ----------       -------
                                                 10,580,000       806,000


ITEM 3.  LEGAL PROCEEDINGS.

         The Registrant is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the Registrant's consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   None.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

         Market for the Registrant's common stock and related stockholder matters are incorporated herein by reference from the information contained on page 1 under the heading "Company Profile" and on page 36 under the heading "Common Stock Closing Price Range" of the Registrant's 1999 Annual Report to Stockholders.

ITEM 6.  SELECTED FINANCIAL DATA.

         Selected financial data is incorporated herein by reference from the information contained on page 18 under the heading "Selected Financial Data" of the Registrant's 1999 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Management's discussion and analysis of financial condition and results of operations is incorporated herein by reference from the Registrant's 1999 Annual Report to Stockholders, pages 18 through 22.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Quantitative and qualitative disclosures about market risk is incorporated herein by reference from the information contained on page 21 under the heading "Market Risk" of the Registrant's 1999 Annual Report to Stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Financial statements of the Registrant at March 31, 1999 and 1998 and for each of the three years in the period ended March 31, 1999 and the auditor's report thereon, and the Registrant's unaudited quarterly financial data for the two year period ended March 31, 1999, are incorporated herein by reference from the Registrant's 1999 Annual Report to Stockholders, pages 23 through 36.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         DIRECTORS OF THE REGISTRANT.

         Information concerning the directors of the Registrant is incorporated herein by reference from the Registrant's proxy statement dated June 18, 1999 for the 1999 Annual Meeting of Stockholders, beginning on page 4, under the heading "Nominees".

         EXECUTIVE OFFICERS OF THE REGISTRANT.*

         The following table sets forth the names and ages of all executive officers of the Registrant, all positions and offices with the Registrant presently held by them, the year each person first became an officer and the term of each person's office:



                                                                                Officer               Term
Name(1)                            Age                     Office                Since               Expires
-------                            ---           -------------------------      -------            ----------


Timothy R. Wallace                 45            Chairman & Chief                  1993            July 1999
                                                    Executive Officer

John L. Adams                      54            Executive Vice President          1999            July 1999

Mark W. Stiles                     50            Senior Vice President             1993            July 1999

Jim S. Ivy                         55            Vice President &
                                                    Chief Financial Officer        1998            July 1999

Michael G. Fortado                 55            Vice President, General
                                                    Counsel, & Secretary           1997            July 1999

Jack L. Cunningham, Jr.            54            Vice President                    1982            July 1999

John M. Lee                        38            Vice President                    1994            July 1999

Michael J. Lintner                 56            Vice President                    1999            July 1999

R. A. Martin                       64            Vice President                    1974            July 1999

Joseph F. Piriano                  62            Vice President                    1992            July 1999

Linda S. Sickels                   48            Vice President                    1995            July 1999

Neil O. Shoop                      55            Treasurer                         1985            July 1999

John E. Rutzler III                58            Controller                        1999            July 1999

* This data is furnished as additional information pursuant to instructions to
Item 401 to Regulation S-K and in lieu of inclusion in the Registrant's Proxy Statement.

(1) Mr. Adams joined the Registrant in 1999. Prior to this year, Mr. Adams served as chief executive officer for a national financial institution. Mr. Ivy joined the Registrant in 1998. Prior to that, Mr. Ivy was a senior audit partner for a national public accounting firm. Mr. Fortado joined the Registrant in 1997. Prior to that, Mr. Fortado served one year as senior vice president, general counsel, and corporate secretary for an oil and gas exploration company and prior to that as vice president, corporate secretary, and assistant general counsel for an integrated energy company. Mr. Lintner joined the Registrant in 1999. Prior to this year, Mr. Lintner held executive officer positions with administrative outsourcing and professional staffing businesses. Mr. Rutzler joined the Registrant in 1999. Prior to this year, Mr. Rutzler was vice president-controller for a plumbing products company. All of the other above-mentioned executive officers have been in the full-time employ of the Registrant or its subsidiaries for more than five years. Although the titles of certain such officers have changed during the past five years, all have performed essentially the same duties during such period of time except for Timothy
      R. Wallace and Mark W. Stiles. Mr. Wallace became Chairman and Chief Executive Officer on December 31, 1998. He was previously the President and Chief Operating Officer. In addition to Group President, Mr.
      Stiles became Senior Vice President on June 10, 1999.

ITEM 11.  EXECUTIVE COMPENSATION.

         Information on executive compensation is incorporated herein by reference from the Registrant's proxy statement dated June 18, 1999 for the 1999 Annual Meeting of Stockholders beginning on page 7 under the heading "Executive Compensation and Other Matters".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Registrant's proxy statement dated June 18, 1999 for the 1999 Annual Meeting of Stockholders, page 2, under the heading "Voting Securities and Stockholders".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.   None.

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

                        3.   Exhibits.
                                The exhibits listed in the Index to Exhibits to this report are incorporated herein by reference. Management contracts and compensatory plan arrangements are indicated by a double asterisk ("**") in the Index to Exhibits.

                  (b)  Reports on Form 8-K

                             Form 8-K was filed on March 31, 1999 that reported the adoption by the Registrant of a Rights Agreement replacing an existing agreement.



                            Trinity Industries, Inc.
                          Index to Financial Statements
                        and Financial Statement Schedules
                                  (Item 14(a))



                                                                         REFERENCE
                                                                -----------------------------
                                                                                1999 Annual
                                                                   Form          Report to
                                                                   10-K         Stockholders
                                                                  (Page)           (Page)
                                                                -----------    --------------
Consolidated balance sheet at
 March 31, 1999 and 1998 ..............................               --               24
For each of the three years in the
  period ended March 31, 1999:
   Consolidated income statement ......................               --               23
   Consolidated statement of cash flows ...............               --               25
   Consolidated statement of
     stockholders' equity .............................               --               26
   Notes to consolidated financial
     statements .......................................               --               27

Supplemental information:
  Selected quarterly financial data ...................               --               36

Consolidated financial statement schedule
  for each of the three years in the
  period ended March 31, 1999:
      II - Allowance for doubtful accounts ............                9               --


         All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the consolidated financial statements, including the notes thereto.

         The consolidated financial statements and supplemental information listed in the above index which are included in the 1999 Annual Report to Stockholders are incorporated by reference.

                                                                     SCHEDULE II

                            Trinity Industries, Inc.
                         Allowance for Doubtful Accounts
                    Years Ended March 31, 1999, 1998 and 1997
                                  (in millions)


                                                          Additions
                                        Balance at       charged to        Accounts        Balance
                                        beginning        costs and         charged         at end
                                         of year          expenses           off           of year
                                     ---------------  ---------------  ---------------  ---------------

Year Ended March 31, 1999            $           1.7  $           0.7  $           0.5  $           1.9
                                     ===============  ===============  ===============  ===============

Year Ended March 31, 1998            $           1.0  $           0.9  $           0.2  $           1.7
                                     ===============  ===============  ===============  ===============

Year Ended March 31, 1997            $           1.1  $           1.4  $           1.5  $           1.0
                                     ===============  ===============  ===============  ===============

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trinity Industries, Inc.                      By /s/ Michael G. Fortado
------------------------                        -------------------------------
Registrant                                       Michael G. Fortado
                                                 Vice President,
                                                 General Counsel, and
                                                 Secretary
                                                 June 25, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:

Directors:                                      Directors (continued)

/s/ David W. Biegler                            /s/ Diana Natalicio
----------------------------                    ------------------------------
David W. Biegler                                Diana Natalicio
Director                                        Director
June 25, 1999                                   June 25, 1999


/s/ Barry J. Galt                               /s/ W. Ray Wallace
----------------------------                    ------------------------------
Barry J. Galt                                   W. Ray Wallace
Director                                        Director
June 25, 1999                                   June 25, 1999


/s/ Clifford J. Grum
----------------------------
Clifford J. Grum                                Principal Executive Officer:
Director
June 25, 1999                                   /s/ Timothy R. Wallace
                                                ----------------------
                                                Timothy R. Wallace
/s/ Dean P. Guerin                              Chairman
----------------------------                    June 25, 1999
Dean P. Guerin
Director
June 25, 1999
                                                Principal Financial Officer:

/s/ Jess T. Hay                                 /s/ Jim S. Ivy
----------------------------                    ------------------------------
Jess T. Hay                                     Jim S. Ivy
Director                                        Vice President
June 25, 1999                                   June 25, 1999

                                                Principal Accounting Officer:

                                                /s/ John M. Lee
----------------------------                    ------------------------------
Edmund M. Hoffman                               John M. Lee
Director                                        Vice President
June 25, 1999                                   June 25, 1999

                            Trinity Industries, Inc.
                                Index to Exhibits
                                  (Item 14(a))


 NO.                              DESCRIPTION
-----     ------------------------------------------------------------------------

(3.1)     Certificate of Incorporation of Registrant (incorporated by reference to
          Exhibit 3.A to Registration Statement No. 33-10937 filed April 8, 1987).                  *

(3.2)     By-Laws of Registrant

(4.1)     Specimen Common Stock Certificate of Registrant

(4.2)     Rights Agreement dated March 31, 1999 (incorporated by reference to
          Form 8-K filed March 31, 1999).                                                           *

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

(10.3) Form of Executive Severance Agreement, as amended, entered into between the Registrant and executive officers of the Registrant. **

(10.4)    Trinity Industries, Inc., Stock Option Plan With Stock Appreciation Rights
          (incorporated by reference to Registration Statement No. 2-64813 filed
          July 5, 1979, as amended by Post-Effective Amendment No. 1 dated July 1, 1980,
          Post-Effective Amendment No.2 dated August 31, 1984, and Post-Effective
          Amendment No. 3 dated July 13, 1990).  **                                                 *

(10.5)    Directors' Retirement Plan adopted December 11, 1986, as amended by
          Amendment No. 1 dated September 10, 1998.  **

(10.6)    1989 Stock Option Plan with Stock Appreciation Rights (incorporated by
          reference to Registration Statement No. 33-35514 filed June 20, 1990).  **                *

(10.7)    Supplemental Retirement Benefit Plan for W. Ray Wallace, effective
          July 18, 1990, as amended by Amendment No. 1 dated September 14,
          1995, Amendment No. 2 dated May 6, 1997, and Amendment No. 3 dated September 10, 1998. **

(10.8)    1993 Stock Option and Incentive Plan (incorporated by reference to
          Registration Statement No. 33-73026 filed December 15, 1993)  **                          *

                            Trinity Industries, Inc.
                        Index to Exhibits -- (Continued)
                                  (Item 14(a))


 NO.                              DESCRIPTION
-----     ------------------------------------------------------------------------

(10.9)    Supplemental Profit Sharing Plan for Employees of Trinity Industries Inc.
          and Certain Affiliates dated July 1, 1990, as amended by Amendment
          No. 1 dated August 9, 1991, Amendment No. 2 dated May 18, 1992,
          Amendment No. 3 dated December 6, 1994, Amendment No. 4 dated
          January 13, 1997, Amendment No. 5 dated May 6, 1997, Amendment
          No. 6 dated April 1, 1999, and Amendment No. 7 dated April 1, 1999.  **

(10.10)   Supplemental Profit Sharing and Deferred Director Fee Trust dated
          March 31, 1999.  **

(10.11)   Supplemental Retirement Plan dated April 1, 1995, as amended by
          Amendment No. 1 dated September 14, 1995 and Amendment No. 2 dated May 6, 1997. **

(10.12)   Deferred Plan for Director Fees dated July 17, 1996, as amended by
          Amendment No. 1 dated September 10, 1998.  **

(10.13)   Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated
          by reference to Registration Statement No. 333-77735 filed May 4, 1999).      **          *

(10.14)   Form of Deferred Compensation Plan and Agreement entered into between
          Trinity Industries, Inc. and certain officers of the Registrant.  **

(13) Annual Report to Stockholders. With the exception of the information incorporated by reference into Items 1, 3, 5, 6, 7 and 8 of Form 10-K, the 1999 Annual Report to Stockholders is not deemed a part of this report.

(21)      Listing of subsidiaries of the Registrant.

(23)      Consent of Independent Auditors.

(27)      Financial Data Schedules for the fiscal year ended March 31, 1999.

(99.1) Annual Report on Form 11-K for employee stock purchase, savings and similar plans filed pursuant to Rule 15d-21.


* Incorporated herein by reference from previous filings with the Securities and Exchange Commission.

** Management contracts and compensatory plan arrangements.

NOTICE: Exhibits 10.3, 10.5, 10.7, 10.9, 10.10, 10.11, 10.12, 10.14, 13, 27, and
99.1 have been omitted from the reproduction of this Form 10-K. A copy of the Exhibits will be furnished upon written request to Michael E. Conley, Director of Investor Relations, Trinity Industries, Inc., P.O. Box 568887, Dallas, Texas 75356-8887. The Registrant may impose a reasonable fee for its expenses in connection with providing the above-referenced Exhibits.