Form 10-Q
period 1999-06-30
TRINITY INDUSTRIES INC
filed 1999-08-16
CIK 99780

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                          Commission file number 1-6903


                            TRINITY INDUSTRIES, INC.
               (Exact name of Company as specified in its charter)

Incorporated Under the Laws                                      75-0225040
 of the State of Delaware                                        ----------
                                                              (I.R.S. Employer
                                                             Identification No.)

    2525 Stemmons Freeway
       Dallas, Texas                                             75207-2401
       -------------                                             ----------
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

                              Yes  X   No
                                 ----    ----

                                   40,095,751
        (Number of shares of common stock outstanding as of June 30,1999)

                                     Part I

    Item 1 - Financial Statements


                            Trinity Industries, Inc.
                           Consolidated Balance Sheet
                       (in millions except per share data)



                                                       June 30      March 31
Assets                                                  1999          1999
                                                     ----------    ----------
                                                     (unaudited)

Cash and equivalents .............................   $      9.7    $     13.5
Receivables ......................................        320.4         357.4
Inventories:
  Raw materials and supplies .....................        291.9         279.5
  Work in process ................................         42.2          42.5
  Finished goods .................................         59.4          75.1
                                                     ----------    ----------
                                                          393.5         397.1

Property, plant and equipment, at cost ...........      1,239.8       1,213.6
Less accumulated depreciation ....................       (494.3)       (481.3)
                                                     ----------    ----------
                                                          745.5         732.3

Other assets .....................................        185.4         184.6
                                                     ----------    ----------
                                                     $  1,654.5    $  1,684.9
                                                     ==========    ==========

Liabilities and Stockholders' Equity

Short-term debt ..................................   $    162.0    $    181.0
Accounts payable and accrued liabilities .........        362.3         366.7
Long-term debt ...................................        114.0         120.6
Deferred income taxes ............................         30.7          34.0
Other liabilities ................................         23.3          23.5
                                                     ----------    ----------
                                                          692.3         725.8
                                                     ----------    ----------

Stockholders' equity:
  Common stock - par value $1 per share;
    authorized 100.0 shares; shares issued
    and outstanding at June 30, 1999 - 43.7;
    at March 31, 1999 - 43.7  ....................         43.7          43.7
  Capital in excess of par value .................        293.1         292.6
  Retained earnings ..............................        761.2         722.9
  Accumulated other comprehensive income .........        (19.8)        (20.6)
  Treasury stock - (shares held at
    June 30, 1999 - 3.6; at March 31, 1999
    - 2.4), at cost ..............................       (116.0)        (79.5)
                                                     ----------    ----------
                                                          962.2         959.1
                                                     ----------    ----------

                                                     $  1,654.5    $  1,684.9
                                                     ==========    ==========

                             Trinity Industries, Inc.
                          Consolidated Income Statement
                                   (unaudited)
                       (in millions except per share data)



                                                                  Three Months
                                                                  Ended June 30
                                                               1999          1998
                                                            ----------    ----------

Revenues ................................................   $    693.4    $    711.5

Operating costs:
  Cost of revenues ......................................        572.0         596.8
  Selling, engineering and administrative expenses ......         44.0          40.6
                                                            ----------    ----------
                                                                 616.0         637.4
                                                            ----------    ----------
Operating profit ........................................         77.4          74.1

Other (income) expense:
  Interest income .......................................         (0.2)         (0.9)
  Interest expense ......................................          5.0           4.5
  Other, net ............................................          0.5         (22.0)
                                                            ----------    ----------
                                                                   5.3         (18.4)
                                                            ----------    ----------

Income before income taxes ..............................         72.1          92.5

Provision for income taxes:
  Current ...............................................         25.5          20.5
  Deferred ..............................................          1.6          14.2
                                                            ----------    ----------
                                                                  27.1          34.7
                                                            ----------    ----------
Net income ..............................................   $     45.0    $     57.8
                                                            ==========    ==========


Net income per common share:

  Basic .................................................   $     1.11    $     1.33
                                                            ==========    ==========

  Diluted ...............................................   $     1.10    $     1.31
                                                            ==========    ==========


Weighted average number of shares outstanding:
  Basic .................................................         40.6          43.4
  Diluted ...............................................         41.0          44.1

                            Trinity Industries, Inc.
                      Consolidated Statement of Cash Flows
                                   (unaudited)
                                  (in millions)


                                                              Three Months
                                                              Ended June 30
                                                           1999          1998
                                                       ----------    ----------

Operating activities:
 Net income ........................................   $     45.0    $     57.8
 Adjustments to reconcile net income to net cash
  provided (required) by operating activities:
   Depreciation and amortization ...................         19.5          17.9
   Deferred income taxes ...........................          1.6          14.2
   Gain on sale of property, plant and equipment
    and other assets ...............................         (0.8)        (22.7)
   Other ...........................................          5.4          (3.9)
   Change in assets and liabilities, net of effects
    from acquisitions:
    Decrease in receivables ........................         38.9          51.8
    (Increase) decrease in inventories .............          7.2         (16.0)
    Increase in other assets .......................         (3.4)        (14.0)
    Decrease in accounts payable and
     accrued liabilities ...........................        (15.4)        (71.2)
    Increase (decrease) in other liabilities .......         (0.2)          7.1
                                                       ----------    ----------
     Total adjustments .............................         52.8         (36.8)
                                                       ----------    ----------
   Net cash provided by operating
     activities ....................................         97.8          21.0

Investing activities:
 Proceeds from sale of property, plant
  and equipment and other assets ...................          9.9          75.2
 Capital expenditures ..............................        (39.9)        (38.0)
 Payment for acquisitions, net of cash acquired ....         (2.4)           --
                                                       -----------   -----------
   Net cash provided (required) by
     investing activities ..........................        (32.4)         37.2

Financing activities:
 Issuance of common stock ..........................          0.2           0.4
 Repayments of short-term debt .....................        (19.0)        (41.0)
 Stock repurchases .................................        (36.5)           --
 Payments to retire long-term debt .................         (6.5)        (10.9)
 Dividends paid ....................................         (7.4)         (7.4)
                                                       ----------    ----------
   Net cash required by
     financing activities ..........................        (69.2)        (58.9)
                                                       ----------    ----------

Net decrease in cash and equivalents ...............         (3.8)         (0.7)
Cash and equivalents at beginning of year ..........         13.5           3.1
                                                       ----------    ----------
Cash and equivalents at end of period ..............   $      9.7    $      2.4
                                                       ==========    ==========

                            Trinity Industries, Inc.
                 Consolidated Statement of Stockholders' Equity
                                   (unaudited)
                  (in millions except share and per share data)



                                    Common Stock
                                --------------------    Capital                 Accumulated
                                               Amount     in                      Other                                     Total
                                    Shares     $1.00    Excess                    Compre-          Treasury Stock           Stock-
                                (100,000,000)   Par     of Par      Retained      hensive     -----------------------      holders'
                                (Authorized)   Value     Value       Earnings      Income       Shares       Amount        Equity
                                ------------  ------   ----------   ----------  ------------  ----------   ----------    ----------

Balance at March 31, 1998 ....   43,489,276   $ 43.5   $    287.7   $    567.5   $    (11.2)                             $    887.5
 Other .......................       34,049       --          0.5          0.1           --                                     0.6

 Net income ..................           --       --           --         57.8           --                                    57.8
 Currency translation
   Adjustments ...............           --       --           --           --         (5.2)                                   (5.2)
                                                                                                                         ----------
 Comprehensive income ........                                                                                                 52.6
 Cash dividends
  ($0.17 per share) ..........           --       --           --         (7.4)          --                                    (7.4)
                                 ----------   ------   ----------   ----------   ----------   ----------   ----------    ----------
Balance June 30, 1998 ........   43,523,325   $ 43.5   $    288.2   $    618.0   $    (16.4)          --           --    $    933.3
                                 ==========   ======   ==========   ==========   ==========   ==========   ==========    ==========




Balance at March 31, 1999 ....   43,705,636   $ 43.7   $    292.6   $    722.9   $    (20.6)  (2,363,932)  $    (79.5)   $    959.1
 Other .......................       11,419       --          0.5           --           --           --           --           0.5
 Stock repurchases ...........           --       --           --           --           --   (1,257,372)       (36.5)        (36.5)

 Net income ..................           --       --           --         45.0           --           --           --          45.0
 Currency translation
   Adjustments ...............           --       --           --           --          0.8           --           --           0.8
                                                                                                                         ----------
 Comprehensive income ........                                                                                                 45.8
 Cash dividends
  ($0.18 per share) ..........           --       --           --         (6.7)          --           --           --          (6.7)
                                 ----------   ------   ----------   ----------   ----------   ----------   ----------    ----------
Balance June 30, 1999 ........   43,717,055   $ 43.7   $    293.1   $    761.2   $    (19.8)  (3,621,304)  $   (116.0)   $    962.2
                                 ==========   ======   ==========   ==========   ==========   ==========   ==========    ==========


The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. ("Trinity" or the "Company"). In the opinion of the Company, all adjustments, consisting only of normal and recurring adjustments necessary to a fair presentation of the financial position of the Company as of June 30, 1999, the results of operations for the three month periods ended June 30, 1999 and 1998 and cash flows for the three month periods ended June 30, 1999 and 1998, in conformity with generally accepted accounting principles, have been made. Because of seasonal and other factors, the results of operations for the three month period ended June 30, 1999 may not be indicative of expected results of operations for the year ending March 31, 2000. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q, and should be read in conjunction with the audited consolidated financial statements of the Company incorporated by reference in its Form 10-K for the year ended March 31, 1999.

                            Trinity Industries, Inc.
                               Segment Information
                                   (unaudited)
                                  (in millions)


Three months ended June 30, 1999:



                                                          Revenues                    Operating
                                             ------------------------------------      Profit
                                               Outside   Intersegment     Total        (Loss)
                                             ----------  ------------  ----------    ----------

Railcar Group ............................   $    450.4   $      2.1   $    452.5    $     64.2
Industrial Group .........................         62.3          0.1         62.4           4.9
Highway Construction Products Group ......         59.6          0.3         59.9          10.9
Inland Barge Group .......................         51.6           --         51.6           6.2
Concrete, Aggregate, and All Other .......         69.5         12.7         82.2           7.7
Eliminations and Corporate Items .........           --           --        (15.2)        (16.5)
                                                                       ----------    ----------
Consolidated Total .......................                             $    693.4    $     77.4
                                                                       ==========    ==========




Three months ended June 30, 1998:


                                                          Revenues                    Operating
                                             ------------------------------------      Profit
                                               Outside   Intersegment     Total        (Loss)
                                             ----------  ------------  ----------    ----------



Railcar Group ............................   $    428.9   $      1.2   $    430.1    $     52.6
Industrial Group .........................         86.8          0.2         87.0           9.3
Highway Construction Products Group ......         61.5          0.4         61.9          10.8
Inland Barge Group .......................         65.2           --         65.2           5.6
Concrete, Aggregate, and All Other .......         69.1         12.2         81.3           8.4
Eliminations and Corporate Items .........           --           --        (14.0)        (12.6)
                                                                       ----------    ----------
Consolidated Total .......................                             $    711.5    $     74.1
                                                                       ==========    ==========

                            Trinity Industries, Inc.
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                                  June 30, 1999


                                  Contingencies

The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse affect on the Company's consolidated financial statements.


                              Business Acquisitions

On June 25, 1999, the Company acquired 70 percent of the stock of Astra Vagoane, S.A., one of Europe's leading railcar manufacturers for approximately $2 million in cash.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


                              Results of Operations

                  Three Months Ended June 30, 1999 Compared to
                        Three Months Ended June 30, 1998

Revenues for the first quarter of fiscal 2000 decreased 2.5% to $693.4 million from $711.5 million due to a decline in revenues in the Industrial Group caused mainly by the divestiture of Beaird Industries in June 1998, and a decline in the Inland Barge Group. Operating profits increased 4.5% to $77.4 million compared to $74.1 million. Increased operating profits in the Railcar Products segment were partially offset by a decline in the Industrial Products segment.

Revenues for the Railcar Group segment increased 5.0% to $450.4 million from $428.9 million while operating profit increased 21.8% to $64.2 million from $52.7 million. Margin improvement reflects the continued progress on improving operating efficiencies. The ongoing replacement cycle for railcars and continued expansion in both Latin America and Europe provide long-term potential for growth and performance from this segment.

The Industrial Group revenues declined 28.2% to $62.3 million from $86.8 million while operating profit declined 47.3% to $4.9 million from $9.3 million. The decline in revenue is primarily due to the sale of Beaird Industries, Inc. in the quarter ended June 30, 1998. The decline in profit was attributable to the Beaird sale, increased price competition in the fittings and flange business as a result of the "Asian Crisis", and the downturn in the energy sector which has curtailed spending and major maintenance in the petrochemical industry.

Revenues for the Highway Construction Products Group decreased 5.5% to $59.6 million from $63.1 million while operating profit increased 3.8% to $10.9 million from $10.5 million. Revenues in the Highway Safety Products business declined due to a reduction in activity in certain non-core products. The Company believes that the government's long-term spending commitment and the passage of new highway legislation will lead to increased spending for transportation infrastructure improvements.

The Inland Barge Group recorded declines in barge revenues of 21.7% to $51.6 million while operating profit increased 14.8% to $6.2 million. The reduction in revenue is a result of lower volume. The increase in operating profit is due mainly to product mix. In the barge industry, the fleet replacement cycle and fleet age are important factors and, with nearly one third of the nation's barges more than 20 years old, the long-term outlook for barges continues to be positive.

Revenues for the Concrete, Aggregate, & All Other group increased 4.0% to $69.5 million while operating profit decreased 11.5% to $6.9 million.

The decline in operating profit reflects slightly weaker activity in some small, peripheral businesses.

                          Liquidity & Capital Resources

The Company's cash and cash equivalents decreased $3.8 million from $13.5 million at March 31, 1999 to $9.7 million at June 30, 1999. Net cash provided by operating activities increased to $97.8 million during the first three months of fiscal 2000 from $21.0 million in the first three months of fiscal 1999. Capital expenditures during the first three months of fiscal 2000 were approximately $39.9 million of which approximately $15.6 million was for additions to the railcar lease fleet. This compares to $38.0 million of capital expenditures in the first three months of fiscal 1999 of which $15.9 million was for additions to the lease fleet. Expenditures for business acquisitions were $2.4 million. Proceeds from the sale of property, plant and equipment and other assets were $9.9 million in the first three months of fiscal 2000 compared to $75.2 million in fiscal 1999. First quarter fiscal 1999 results include a $22.1 million gain, primarily from the sale of real estate and other assets. In the first three months of fiscal 2000, the Company repurchased common stock for $36.5 million. The Company believes cash provided from operations and cash available under uncommitted bank lines of credit will be sufficient to meet its requirements for the next year.

                                 Year 2000 Issue

The advent of the year 2000 has become an issue due to dates being programmed into hardware, software and embedded chips with only two digits to identify a year, interpreting "00" to be the year 1900, instead of 2000. This misinterpretation could cause systems and equipment to produce errors, or fail to function after December 31, 1999. Some errors may occur even earlier due to forward processing of orders or purchases. IT systems are used throughout the Company to manage key production and financial processes, and embedded chip technology is used in some of the Company's machinery and equipment.

Efforts to identify and correct Year 2000 issues began in 1996. The Company has a Year 2000 Project Management Office that is taking those actions it believes reasonable to manage compliance, so that Year 2000 issues do not materially impact the Company's operations. In addition, an outside consulting firm has been retained to advise the Company on general Year 2000 issues, supplier assessment, and testing of mission critical IT systems.

The Company's plan to manage compliance of IT systems, non-IT items and third-party relationships consists of six phases:

     o Identification: Inventory of items that may be affected by Year 2000 issues, including hardware, software, Trinity products, machinery and equipment with embedded technology, and third-party relationships.

     o Assessment: Evaluation of inventoried items to establish risk potential, and determination of corrective steps to be taken.

     o Certification: Collection of data from third-party suppliers certifying compliance of products.

     o Remediation: Process of upgrading or replacement of non-compliant systems.

     o Testing: Application and embedded technology testing involving standardized methodology.

     o Contingency Planning: Continuity assessment and planning to minimize potential impacts from business failures arising from Year 2000 issues.

The status, by phase, of mission critical IT systems is as follows:


         Phase                      % Complete          Scheduled Completion
---------------------------         ----------          --------------------

Identification                         100%                   Completed
Assessment                             100%                   Completed
Certification                          100%                   Completed
Remediation                             94%                   September 1999
Testing                                 91%                   September 1999
Contingency Plans                       20%                   November 1999



During the last quarter the Company passed key Year 2000 testing milestones with significant success, and has substantially completed internal testing of key systems. The remainder of 1999 will be used to test systems, and expand testing to cover new acquisitions and new business technology implementations.

To date, the Company has spent approximately $7 million on compliance efforts. An additional $2 million is expected to be spent during fiscal 2000. The Company anticipates that costs to address the Year 2000 issue represent approximately 18 percent of the total IT budget for fiscal years 1998, 1999 and 2000.

While the Company has no way to provide assurance that third-party systems will be Year 2000 compliant on a timely basis, the Company is surveying and assessing third-parties with whom it has significant relationships. Approximately 5,000 suppliers have been surveyed and assessed for Year 2000 compliance. Contingency plans are being developed for suppliers and vendors believed to be at risk. The Company is also working with key customers on exchanging Year 2000 status information. As a manufacturing company, potential worst-case scenarios facing Trinity would be: an interruption of utility services that would impact production; an interruption of transport services by one of the key railroads that would impact the Company's ability to deliver finished products to its customers, receive certain materials and affect demand; or the ability of key suppliers to deliver raw materials or services due to their non-compliance. Contingency plans are being developed as deemed appropriate to deal with the impact of these matters. However, there is no guarantee that all non-compliant systems of third parties will be identified and remediated in time, making the number of hours or days of possible interruption an uncertainty. It is expected that the occurrence of any one, or all of the above worst-case scenarios would be of short-term duration and would not have a material effect on the Company's long-term results of operations, liquidity, and financial condition. However, many of these events are outside of the Company's control and there can be no assurance that an occurrence or event will not happen which could materially impact operations.

At this time, the Company believes all significant areas have been identified, remediation is on schedule, and contingency plans to deal with Year 2000 issues will be in place.


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

                                     Part II


Item 4 - Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held July 21, 1999, stockholders elected nine incumbent directors for a one-year term. The vote tabulation follows:


NOMINEE                                                    For                  Withheld

          David W. Biegler                              35,479,814             1,041,651
          Barry J. Galt                                 35,476,095             1,045,370
          Clifford J. Grum                              35,481,698             1,039,767
          Dean P. Guerin                                35,446,455             1,075,010
          Jess T. Hay                                   35,466,278             1,055,187
          Edmund M. Hoffman                             35,444,954             1,076,511
          Diana S. Natalicio                            35,480,285             1,041,180
          Timothy R. Wallace                            35,448,778             1,072,687
          W. Ray Wallace                                35,451,155             1,070,310

      Total Eligible to Vote:    40,551,785
      Total Shares Voted:        36,621,485           90.06%
                                 ----------
      Abstentions                 3,930,300

Item 6 - Exhibits and Reports on Form 8-K.

             (a)   Exhibits

          Exhibit
          Number         Description

           10.11 Amendment No. 3 to Supplemental Retirement Plan effective April 1, 1999

           27            Financial Data Schedule

             (b)   No Form 8-K was filed during the quarter.

--------------------------------------------------------------------------------



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Trinity Industries, Inc.

                               By: /s/ John M. Lee
                                   ----------------------------------
                                   John M. Lee
                                   Vice President

August 13, 1999

                                 EXHIBIT INDEX


          EXHIBIT
          NUMBER         DESCRIPTION
          -------        -----------
           10.11         Amendment No. 3 to Supplemental Retirement Plan
                         effective April 1, 1999

           27            Financial Data Schedule