Form 10-Q
period 1999-09-30
TRINITY INDUSTRIES INC
filed 1999-11-15
CIK 99780

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                          Commission file number 1-6903


                            TRINITY INDUSTRIES, INC.
               (Exact name of Company as specified in its charter)

     Incorporated Under the Laws                      75-0225040
      of the State of Delaware                    -------------------
                                                   (I.R.S. Employer
                                                  Identification No.)

       2525 Stemmons Freeway
           Dallas, Texas                              75207-2401
       ----------------------                         ----------
       (Address of Principal                          (Zip Code)
         Executive Offices)

                                 (214) 631-4420
                          ----------------------------
                          (Company's Telephone Number,
                              Including Area Code)


Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days. Yes  X   No
                      ---     ---

                                   39,457,954
     (Number of shares of common stock outstanding as of September 30,1999)

                                     Part I

Item 1 - Financial Statements


                            Trinity Industries, Inc.
                           Consolidated Balance Sheet
                       (in millions except per share data)

                                                 Sept. 30      March 31
Assets                                             1999          1999
------                                          ----------    ----------
                                                (unaudited)
Cash and equivalents ........................   $      7.8    $     13.5
Receivables .................................        339.0         357.4
Inventories:
  Raw materials and supplies ................        283.5         279.5
  Work in process ...........................         43.5          42.5
  Finished goods ............................         43.5          75.1
                                                ----------    ----------
                                                     370.5         397.1

Property, plant and equipment, at cost ......      1,251.1       1,213.6
Less accumulated depreciation ...............       (506.1)       (481.3)
                                                     745.0         732.3

Other assets ................................        192.1         184.6
                                                ----------    ----------
                                                $  1,654.4    $  1,684.9
                                                ==========    ==========
Liabilities and Stockholders' Equity

Short-term debt .............................   $    189.0    $    181.0
Accounts payable and accrued liabilities ....        323.2         366.7
Long-term debt ..............................         99.1         120.6
Deferred income taxes .......................         35.6          34.0
Other liabilities ...........................         27.6          23.5
                                                ----------    ----------
                                                     674.5         725.8
                                                ----------    ----------
Stockholders' equity:
  Common stock - par value $1 per share;
    authorized 100.0 shares; shares issued
    and outstanding at September 30, 1999
    - 43.7; at March 31, 1999 - 43.7 ........         43.7          43.7
  Capital in excess of par value ............        293.5         292.6
  Retained earnings .........................        800.4         722.9
  Accumulated other comprehensive income ....        (20.2)        (20.6)
  Treasury stock - (shares held at
    September 30, 1999 - 4.3; at March 31,
    1999 - 2.4), at cost ....................       (137.5)        (79.5)
                                                ----------    ----------
                                                     979.9         959.1
                                                ----------    ----------
                                                $  1,654.4    $  1,684.9
                                                ==========    ==========

                            Trinity Industries, Inc.
                          Consolidated Income Statement
                                   (unaudited)
                       (in millions except per share data)

                                                                 Six Months
                                                               Ended Sept. 30
                                                            1999            1998
                                                        ------------    ------------
Revenues ............................................   $    1,393.4    $    1,428.9

Operating costs:
  Cost of revenues ..................................        1,149.0         1,199.2
  Selling, engineering and administrative expenses ..           90.1            80.9
                                                        ------------    ------------
                                                             1,239.1         1,280.1
                                                        ------------    ------------
Operating profit ....................................          154.3           148.8

Other (income) expense:
  Interest income ...................................           (0.4)           (2.0)
  Interest expense ..................................           10.0             9.2
  Other, net ........................................           (1.4)          (22.5)
                                                        ------------    ------------
                                                                 8.2           (15.3)
                                                        ------------    ------------

Income before income taxes ..........................          146.1           164.1

Provision (benefit) for income taxes:
  Current ...........................................           52.2            62.6
  Deferred ..........................................            2.6            (1.1)
                                                        ------------    ------------
                                                                54.8            61.5

Net income ..........................................   $       91.3    $      102.6
                                                        ============    ============
Net income per common share:

  Basic .............................................   $       2.27    $       2.36
                                                        ============    ============
  Diluted ...........................................   $       2.26    $       2.33
                                                        ============    ============
Weighted average number of shares outstanding:
  Basic .............................................           40.2            43.4
  Diluted ...........................................           40.4            44.0

                             Trinity Industries, Inc.
                          Consolidated Income Statement
                                   (unaudited)
                       (in millions except per share data)

                                                               Three Months
                                                              Ended Sept. 30
                                                           1999             1998
                                                       ------------    ------------
Revenues ...........................................   $      700.0    $      717.4

Operating costs:
  Cost of revenues .................................          577.0           602.4
  Selling, engineering and administrative expenses .           46.1            40.3
                                                       ------------    ------------
                                                              623.1           642.7
                                                       ------------    ------------
Operating profit ...................................           76.9            74.7

Other (income) expense:
  Interest income ..................................           (0.2)           (1.1)
  Interest expense .................................            5.0             4.7
  Other, net .......................................           (1.9)           (0.5)
                                                       ------------    ------------
                                                                2.9             3.1
                                                       ------------    ------------

Income before income taxes .........................           74.0            71.6

Provision (benefit) for income taxes:
  Current ..........................................           26.7            42.1
  Deferred .........................................            1.0           (15.3)
                                                       ------------    ------------
                                                               27.7            26.8

Net income .........................................   $       46.3    $       44.8
                                                       ============    ============
Net income per common share:

  Basic ............................................   $       1.17    $       1.03
                                                       ============    ============

  Diluted ..........................................   $       1.16    $       1.02
                                                       ============    ============


Weighted average number of shares outstanding:
  Basic ............................................           39.7            43.4
  Diluted ..........................................           40.0            43.9

                            Trinity Industries, Inc.
                      Consolidated Statement of Cash Flows
                                   (unaudited)
                                  (in millions)

                                                                        Six Months
                                                                      Ended Sept. 30
                                                                   1999            1998
                                                               ------------    ------------
      Operating activities:
       Net income ..........................................   $       91.3    $      102.6
       Adjustments to reconcile net income to net cash
        provided (required) by operating activities:
         Depreciation and amortization .....................           40.8            37.3
         Provision (benefit) deferred income taxes .........            2.6            (1.1)
         Gain on sale of property, plant and equipment
          and other assets .................................           (3.4)          (23.0)
         Other .............................................            5.7             0.4
         Change in assets and liabilities, net of effects
          from acquisitions:
          Decrease in receivables ..........................           20.2            14.5
          (Increase) decrease in inventories ...............           29.2           (12.1)
          Increase in other assets .........................           (4.0)          (30.5)
          Decrease in accounts payable and
           accrued liabilities .............................          (54.4)          (76.5)
          Increase in other liabilities ....................            4.1             5.5
                                                               ------------    ------------
           Total adjustments ...............................           40.8           (85.5)
                                                               ------------    ------------
         Net cash provided by operating
           activities ......................................          132.1            17.1

      Investing activities:
       Proceeds from sale of property, plant
        and equipment and other assets .....................           22.4           106.7
       Capital expenditures ................................          (72.4)          (95.3)
       Payment for acquisitions, net of cash acquired ......           (2.4)           (6.0)
                                                               ------------    ------------
         Net cash provided (required) by
           investing activities ............................          (52.4)            5.4

      Financing activities:
       Issuance of common stock ............................            0.6             0.5
       Repayments of short-term debt .......................            8.0            24.0
       Stock repurchases ...................................          (58.0)           (7.2)
       Payments to retire long-term debt ...................          (21.4)          (17.2)
       Dividends paid ......................................          (14.6)          (14.7)
                                                               ------------    ------------
         Net cash required by
           financing activities ............................          (85.4)          (14.6)
                                                               ------------    ------------

      Net increase (decrease) in cash and equivalents ......           (5.7)            7.9
      Cash and equivalents at beginning of year ............           13.5             3.1
                                                               ------------    ------------
      Cash and equivalents at end of period ................   $        7.8    $       11.0
                                                               ============    ============

                            Trinity Industries, Inc.
                 Consolidated Statement of Stockholders' Equity
                                   (unaudited)
                  (in millions except share and per share data)

                                     Common Stock
                                ----------------------   Capital                Accumulated
                                               Amount      in                      Other                               Total
                                   Shares      $1.00     Excess                   Compre-         Treasury Stock       Stock-
                                (100,000,000)    Par     of Par     Retained      hensive       -------------------   holders'
                                (Authorized)    Value     Value     Earnings      Income          Shares     Amount    Equity
                                ------------   -------   --------   --------    ------------    ----------  -------  ----------
Balance at March 31, 1998 ....    43,489,276   $  43.5   $  287.7   $  567.5    $      (11.2)         --       --    $    887.5
 Other .......................        45,905      --          0.6       --              --            --       --           0.6
 Stock repurchases ...........          --        --         --         --              --        (223,000)    (7.2)       (7.2)

 Net income ..................          --        --         --        102.6            --            --       --         102.6
 Currency translation
   Adjustments ...............          --        --         --         --              (5.7)         --       --          (5.7)
                                                                                                                     ----------
 Comprehensive income ........                                                                                             96.9
 Cash dividends
  ($0.34 per share) ..........          --        --         --        (14.7)           --            --       --         (14.7)
                                ------------   -------   --------   --------    ------------    ----------  -------  ----------
Balance September 30, 1998 ...    43,535,181   $  43.5   $  288.3   $  655.4           (16.9)     (223,000)    (7.2) $    963.1
                                ============   =======   ========   ========    ============    ==========  =======  ==========

Balance at March 31, 1999 ....    43,705,636   $  43.7   $  292.6   $  722.9    $      (20.6)   (2,363,932) $ (79.5) $    959.1
 Other .......................        39,622      --          0.9       --              --            --       --           0.9
 Stock repurchases ...........          --        --         --         --              --      (1,923,372)   (58.0)      (58.0)

 Net income ..................          --        --         --         91.3            --            --       --          91.3
 Currency translation
   Adjustments ...............          --        --         --         --               0.4          --       --           0.4
                                                                                                                     ----------
 Comprehensive income ........                                                                                             91.7
 Cash dividends
  ($0.36 per share) ..........          --        --         --        (13.8)           --            --       --         (13.8)
                                ------------   -------   --------   --------    ------------    ----------  -------  ----------
Balance September 30, 1999 ...    43,745,258   $  43.7   $  293.5   $  800.4    $      (20.2)   (4,287,304) $(137.5) $    979.9
                                ============   =======   ========   ========    ============    ==========  =======  ==========

The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. ("Trinity" or the "Company"). In the opinion of the Company, all adjustments, consisting only of normal and recurring adjustments necessary to a fair presentation of the financial position of the Company as of September 30, 1999, the results of operations for the three and six month periods ended September 30, 1999 and 1998 and cash flows for the six month periods ended September 30, 1999 and 1998, in conformity with generally accepted accounting principles, have been made. Because of seasonal and other factors, the results of operations for the six month period ended September 30, 1999 may not be indicative of expected results of operations for the year ending March 31, 2000. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q, and should be read in conjunction with the audited consolidated financial statements of the Company incorporated by reference in its Form 10-K for the year ended March 31, 1999.

During the second quarter of fiscal 2000, the Company purchased 666,000 shares of common stock for the treasury at a cost of $21.5 million, pursuant to a stock repurchase program to purchase up to 10% of the Company's outstanding common stock. The Company expects to complete its original program in the third quarter of fiscal 2000 and has determined that it may purchase additional shares from time to time in the open market and in negotiated transactions. Any decision to purchase additional shares will be based on market conditions and other relevant factors. Purchases may be discontinued at any time.

                            Trinity Industries, Inc.
                               Segment Information
                                   (unaudited)
                                  (in millions)


Six months ended September 30, 1999:


                                                            Revenues                       Operating
                                           ------------------------------------------       Profit
                                              Outside     Intersegment      Total           (Loss)
                                           ------------   ------------   ------------    ------------
Railcar Group ..........................   $      761.5   $        3.9   $      765.4    $       83.7
Inland Barge Group .....................          105.8             --          105.8            13.7
Parts & Services Group .................          157.7           66.7          224.4            43.1
Highway Construction Products Group ....          105.9             --          105.9            21.0
Concrete & Aggregate Group .............          129.2             --          129.2            15.3
Industrial Group .......................          106.4            0.5          106.9             7.9
All Other ..............................           26.9           31.1           58.0             2.4
Eliminations and Corporate Items .......             --             --         (102.2)          (32.8)
                                                                         ------------    ------------
Consolidated Total .....................                                 $    1,393.4    $      154.3
                                                                         ============    ============




Six months ended September 30, 1998:

                                                            Revenues                       Operating
                                           ------------------------------------------       Profit
                                              Outside     Intersegment      Total           (Loss)
                                           ------------   ------------   ------------    ------------
Railcar Group ..........................   $      778.9   $        3.3   $      782.2    $       76.0
Inland Barge Group .....................          107.7             --          107.7             7.6
Parts & Services Group .................          159.3           71.6          230.9            44.0
Highway Construction Products Group ....           94.4             --           94.4            18.3
Concrete & Aggregate Group .............          117.8             --          117.8            14.7
Industrial Group .......................          131.1            0.7          131.8             9.9
All Other ..............................           39.7           31.3           71.0             6.2
Eliminations and Corporate Items .......             --             --         (106.9)          (27.9)
                                                                         ------------    ------------
Consolidated Total .....................                                 $    1,428.9    $      148.8
                                                                         ============    ============

                            Trinity Industries, Inc.
                               Segment Information
                                   (unaudited)
                                  (in millions)


Three months ended September 30, 1999:


                                                            Revenues                       Operating
                                           ------------------------------------------       Profit
                                              Outside     Intersegment      Total           (Loss)
                                           ------------   ------------   ------------    ------------
Railcar Group ..........................   $      378.8   $        1.8   $      380.6    $       42.2
Inland Barge Group .....................           55.0             --           55.0             7.6
Parts & Services Group .................           75.4           31.0          106.4            19.2
Highway Construction Products Group ....           57.6             --           57.6            11.7
Concrete & Aggregate Group .............           64.2             --           64.2             7.6
Industrial Group .......................           54.6            0.3           54.9             4.0
All Other ..............................           14.4           16.2           30.6             1.7
Eliminations and Corporate Items .......             --             --          (49.3)          (17.1)
                                                                         ------------    ------------
Consolidated Total .....................                                 $      700.0    $       76.9
                                                                         ============    ============




Three months ended September 30, 1998:

                                                            Revenues                       Operating
                                           ------------------------------------------       Profit
                                              Outside     Intersegment      Total           (Loss)
                                           ------------   ------------   ------------    ------------
Railcar Group ..........................   $      409.1   $        2.1   $      411.2    $       41.7
Inland Barge Group .....................           44.7             --           44.7             2.5
Parts & Services Group .................           78.0           35.3          113.3            21.0
Highway Construction Products Group ....           50.8             --           50.8            10.0
Concrete & Aggregate Group .............           58.8             --           58.8             7.3
Industrial Group .......................           59.4            0.4           59.8             4.5
All Other ..............................           16.6           16.2           32.8             3.2
Eliminations and Corporate Items .......             --             --          (54.0)          (15.5)
                                                                         ------------    ------------
Consolidated Total .....................                                 $      717.4    $       74.7
                                                                         ============    ============

                            Trinity Industries, Inc.
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               September 30, 1999


                                  Contingencies

The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse affect on the Company's consolidated financial statements.


                              Segments of Business

As of March 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." Information for fiscal years 1998 and 1997 was restated from prior years' presentation in the fiscal 1999 Annual Report in order to conform to these requirements. As of September 1999, the presentation of segments was subsequently changed to align the reportable segments with current internal reporting and provide more detailed information to the users of the financial statements. Information for fiscal 1999 has been restated from prior years' presentation for comparison with fiscal 2000 results in this filing. Information for the first quarter of fiscal 2000 and quarterly and annual information for the fiscal years ended March 31, 1999, 1998, and 1997 has been restated to the new reporting format, and is included as Exhibit 99.2 to provide additional information to the users of the financial statements. The determination of operating segments is based on the types of products and services provided by the Company.

The new reporting format includes the following business segments: (1) the Railcar Group, which manufactures and sells railcars; (2) the Inland Barge Group, consisting of barges and related products for inland waterway services;
(3) the Parts & Services Group, which manufactures and sells various parts to manufacturers of railcars and other industrial products and provides services such as railcar maintenance, fleet management, and leasing; (4) the Highway Construction Products Group, consisting primarily of highway guardrail and safety products and girders, beams, and columns used in the construction of highway and railway bridges; (5) the Concrete & Aggregate Group, composed of ready-mix concrete and aggregate; and (6) the Industrial Group, which manufactures and sells containers, weld fittings (tee, elbows, reducers, caps, and flanges) used in pressure piping systems, and pressure and non-pressure containers for the storage and transportation of liquefied gases and other liquid and dry products. Finally, All Other includes transportation services, the Company's captive insurance company, and other peripheral businesses.

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


                              Results of Operations

                 Six Months Ended September 30, 1999 Compared to
                       Six Months Ended September 30,1998

Revenues for the first six months of fiscal 2000 decreased 2.5% to $1,393.4 million from $1,428.9 million due to a decline in revenues in the Industrial Group caused mainly by the divestiture of Beaird Industries in June 1998, along with decreased railcar shipments in the Railcar Group. Operating profit increased 3.7% to $154.3 million compared to $148.8 million primarily due to increased operating profits in the Railcar Group and Inland Barge Group.

Revenues for the Railcar Group decreased 2.2% to $761.5 million from $778.9 million while operating profit increased 10.1% to $83.7 million from $76 million. Lower revenue is due to decreased railcar shipments as a result of softened demand. Increased operating profit is a result of cost reductions and manufacturing efficiencies.

Revenues for the Inland Barge Group were $105.8 million compared to $107.7 million, while operating profit increased 80.3% to $13.7 million from $7.6 million. The improvement in operating profit is due mainly to a change in product mix and cost reductions. The Company has increased production of liquid cargo barges to meet market demand.

Outside revenues for the Parts & Services Group were $157.7 million compared to $159.3 million, while operating profit decreased 2% to $43.1 million from $44 million. This decrease in revenues and operating profit is due to the sale of three railcar repair plants and decreased sales of container heads due to the "Asian Crisis", mostly offset by the acquisition of McConway & Torley, a leading manufacturer of railcar parts.

Revenues for the Highway Construction Products Group increased 12.2% to $105.9 million from $94.4 million, while operating profit increased 14.8% to $21 million from $18.3 million. The government's long-term spending commitment has led to increased spending for transportation infrastructure improvements.

Revenues for the Concrete & Aggregate Group increased 9.7% to $129.2 million from $117.8 million, while operating profit increased 4.1% to $15.3 million from $14.7 million. These increases are due to a strong construction market and continued acquisitions and expansions.

Industrial Group revenues decreased 18.8% to $106.4 million from $131.1 million while operating profit decreased 20.2% to $7.9 million from $9.9 million. The decline in revenue is primarily due to the sale of Beaird Industries, Inc. in the quarter ended June 30, 1998. The decrease in profit was attributable to the Beaird sale, increased price competition in the fittings and flange business as a result of the "Asian Crisis", and the downturn in the energy sector which has reduced spending and major maintenance in the petrochemical industry.

Operating profits were down in All Other primarily due to a reduction in activity in certain non-core products.


                Three Months Ended September 30, 1999 Compared to
                      Three Months Ended September 30, 1998

Revenues for the second quarter of fiscal 2000 remained flat, decreasing 2.4% to $700 million from $717.4 million due to reduced car shipments in the Railcar Group, along with a decline in revenues in the Industrial Group caused mainly by continued price competition in the fittings & flange business. These decreases were mostly offset by strong results in the Inland Barge, Highway Construction Products, and Concrete & Aggregate Groups. Operating profit increased slightly to $76.9 million compared to $74.7 million. Increased operating profits in the Inland Barge, Highway Construction Products, and Concrete & Aggregate Groups, as well as a slight increase in the Railcar Group, were partially offset by a decrease in the Industrial and All Other Groups.

Revenues for the Railcar Group decreased 7.4% to $378.8 million from $409.1 million while operating profit increased 1.2% to $42.2 million from $41.7 million. Lower revenues are a result of softened demand in this segment. Margin improvement reflects continued progress on improving operating efficiencies.

Revenues for the Inland Barge Group increased 23% to $55 million from $44.7 million. Operating profit increased 204% to $7.6 million from $2.5 million. The improvement in operating profit is due mainly to a change in product mix, increased operating efficiency, and lower material costs.

Outside revenues for the Parts & Services Group were $75.4 million compared to $78.0 million, while operating profit decreased 8.6% to $19.2 million from $21 million. This decrease in revenues and operating profit is due to the sale of three railcar repair plants and decreased sales of container heads due to the "Asian Crisis", mostly offset by the acquisition of McConway & Torley.

Revenues for the Highway Construction Products Group increased 13.4% to $57.6 million from $50.8 million, while operating profit increased 17% to $11.7 million from $10 million due to increasing government spending on transportation improvements.

Revenues for the Concrete & Aggregate Group increased 9.2% to $64.2 million from $58.8 million, while operating profit increased 4.1% to $7.6 million from $7.3 million. These increases are mainly due to increased construction spending.

Industrial Group revenues decreased 8.1% to $54.6 million from $59.4 million while operating profit decreased 11.1% to $4 million from $4.5 million. The decrease in revenues and operating profit is primarily due to industry conditions in the fittings & flange business. This decrease is partially offset by improved results in LPG operations.

                          Liquidity & Capital Resources

The Company's cash and cash equivalents decreased $5.7 million from $13.5 million at March 31, 1999 to $7.8 million at September 30, 1999. Net cash provided by operating activities increased to $132.1 million during the first six months of fiscal 2000 from $17.1 million in the first six months of fiscal 1999. Capital expenditures during the first six months of fiscal 2000 were approximately $72.4 million of which approximately $21.8 million was for additions to the railcar lease fleet. This compares to $95.3 million of capital expenditures in the first six months of fiscal 1999 of which $57 million was for additions to the lease fleet. Expenditures for business acquisitions were $2.4 million. Proceeds from the sale of property, plant and equipment and other assets were $22.4 million in the first six months of fiscal 2000 compared to $106.7 million in fiscal 1999. First and second quarter fiscal 1999 results include a $22.1 million gain, primarily from the sale of real estate and other assets.

In the first six months of fiscal 2000, the Company repurchased common stock for $58.0 million. The Company believes cash provided from operations and cash available under uncommitted bank lines of credit will be sufficient to meet its requirements for the next year.


                                 Year 2000 Issue

Trinity Industries is continuing to address what is commonly referred to as the Year 2000 problem. The Company is on schedule managing the compliance of IT systems, machinery and equipment, and third-party relationships using a six-phase approach. The Company has completed Identification, Assessment, Vendor Certification, and Remediation of all critical internal systems. While testing of key systems is substantially complete, the Company will use the remainder of the year to continue testing internal as well as externally-linked applications which includes new acquisitions and new business technology implementations. The Company has surveyed each business unit and assessed potential risks that would impact production. Contingency plans are being developed as deemed appropriate to deal with the impact of potential risks.

The Company has surveyed and assessed third parties with which it has significant relationships. While contingency plans will be in place to deal with potential interruptions, third-party matters are outside the Company's control and there can be no assurance that an occurrence or event will not ensue which could materially impact operations. It is expected that the occurrence of an interruption would be of short-term duration and would not have a material effect on the Company's long-term results of operations, liquidity, and financial condition.

To date, the Company has spent approximately $8.3 million on compliance efforts. An additional $0.6 million is expected to be spent during the remainder of fiscal 2000. These costs are not expected to have a material adverse effect on the Company's overall financial position.

At this time, the Company believes all significant areas have been addressed, additional testing and contingency planning to reduce exposure is on schedule, and that the Company is positioned to handle Year 2000 issues.

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

                                     Part II


Item 5 - Other Information

Restated Quarterly Segment Information for the first quarter of fiscal 2000 and quarterly and annual information for the fiscal years ended March 31, 1999, 1998, and 1997 and Management's Discussion and Analysis of Financial Condition and Results of Operations for the three years ended March 31, 1999 and the fiscal 2000 and fiscal 1999 quarters are filed as Exhibit 99.2 in this report on Form 10-Q.


Item 6 - Exhibits and Reports on Form 8-K

  (a)   Exhibits

     Exhibit
     Number       Description
     ------       -----------

     27           Financial Data Schedule

     99.2 Restated Quarterly and Annual Segment Information and related Management's Discussion and Analysis of Financial Condition and Results of Operations.

  (b)   No Form 8-K was filed during the quarter.

--------------------------------------------------------------------------------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Trinity Industries, Inc.

                               By: \s\ John M. Lee
                                   ----------------------------
                                   John M. Lee
                                   Vice President

November 12, 1999

                                INDEX TO EXHIBITS

     Exhibit
     Number       Description
     ------       -----------

     27           Financial Data Schedule

     99.2         Restated Quarterly and Annual Segment Information and related
                  Management's Discussion and Analysis of Financial Condition and Results of Operations.