Form 10-Q
period 1999-12-31
TRINITY INDUSTRIES INC
filed 2000-02-14
CIK 99780

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               ------------------
                                    FORM 10-Q
                               ------------------


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                         Commission file number 1-6903


                            TRINITY INDUSTRIES, INC.
              (Exact name of Company as specified in its charter)

Incorporated Under the Laws                                 75-0225040
 of the State of Delaware                                ----------------
                                                         (I.R.S. Employer
                                                        Identification No.)

  2525 Stemmons Freeway
      Dallas, Texas                                         75207-2401
      -------------                                         ----------
   (Address of Principal                                    (Zip Code)
    Executive Offices)

                                 (214) 631-4420
                           ---------------------------
                          (Company's Telephone Number,
                              Including Area Code)


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

                                   39,244,987
     (Number of shares of common stock outstanding as of December 31, 1999)

                                     Part I

    Item 1 - Financial Statements


                            Trinity Industries, Inc.
                           Consolidated Balance Sheet
                       (in millions except per share data)


                                                 December 31   March 31
    Assets                                          1999         1999
    ------                                       ----------    --------
                                                 (unaudited)
Cash and equivalents . . . . . . . . . . . . .    $    9.4    $   13.5
Receivables  . . . . . . . . . . . . . . . . .       336.9       357.4
Inventories:
  Raw materials and supplies  . . . . . . . .        303.8       279.5
  Work in process . . . . . . . . . . . . . .         39.8        42.5
  Finished goods  . . . . . . . . . . . . . .         19.5        75.1
                                                  --------    --------
                                                     363.1       397.1

Property, plant and equipment, at cost  . . .      1,255.8     1,213.6
Less accumulated depreciation . . . . . . . .       (514.4)     (481.3)
                                                  --------    --------
                                                     741.4       732.3

Other assets  . . . . . . . . . . . . . . . .        189.2       184.6
                                                  --------    --------
                                                  $1,640.0    $1,684.9
                                                  ========    ========
Liabilities and Stockholders' Equity

Short-term debt . . . . . . . . . . . . . . .     $  200.0    $  181.0
Accounts payable and accrued liabilities  . .        265.8       366.7
Long-term debt  . . . . . . . . . . . . . . .         94.1       120.6
Deferred income taxes . . . . . . . . . . . .         38.3        34.0
Other liabilities . . . . . . . . . . . . . .         34.5        23.5
                                                  --------    --------
                                                     632.7       725.8
                                                  --------    --------
Stockholders' equity:
  Common stock - par value $1 per share;
    authorized 100.0 shares; shares issued
    and outstanding at December 31, 1999
    - 43.7; at March 31, 1999 - 43.7  . . . .         43.7        43.7
  Capital in excess of par value  . . . . . .        293.5       292.6
  Retained earnings . . . . . . . . . . . . .        833.7       722.9
  Accumulated other comprehensive income  . .        (20.1)      (20.6)
  Treasury stock - (shares held at
    December 31, 1999 - 4.5; at March 31,
    1999 - 2.4), at cost  . . . . . . . . . .       (143.5)      (79.5)
                                                  --------    --------
                                                    1007.3       959.1
                                                  --------    --------
                                                  $1,640.0    $1,684.9
                                                  ========    ========

                            Trinity Industries, Inc.
                          Consolidated Income Statement
                                   (unaudited)
                       (in millions except per share data)


                                                             Nine Months
                                                          Ended December 31
                                                          1999        1998
                                                       ---------    --------
Revenues . . . . . . . . . . . . . . . . . . . . . .    $2,094.2    $2,151.8

Operating costs:
  Cost of revenues . . . . . . . . . . . . . . . . .     1,735.4     1,810.6
  Selling, engineering and administrative
    expenses . . . . . . . . . . . . . . . . . . . .       135.7       122.7
                                                        --------    --------
                                                         1,871.1     1,933.3
                                                        --------    --------
Operating profit . . . . . . . . . . . . . . . . . .       223.1       218.5

Other (income) expense:
  Interest income  . . . . . . . . . . . . . . . . .        (0.9)       (3.4)
  Interest expense . . . . . . . . . . . . . . . . .        15.8        14.6
  Other, net . . . . . . . . . . . . . . . . . . . .        (1.4)      (23.7)
                                                        --------    --------
                                                            13.5       (12.5)
                                                        --------    --------

Income before income taxes . . . . . . . . . . . . .       209.6       231.0

Provision (benefit) for income taxes:
  Current  . . . . . . . . . . . . . . . . . . . . .        72.8        93.4
  Deferred . . . . . . . . . . . . . . . . . . . . .         5.2        (6.8)
                                                        --------    --------
                                                            78.0        86.6

Net income . . . . . . . . . . . . . . . . . . . . .    $  131.6    $  144.4
                                                        ========    ========


Net income per common share:

  Basic  . . . . . . . . . . . . . . . . . . . . . .    $   3.31    $   3.33
                                                        ========    ========

  Diluted  . . . . . . . . . . . . . . . . . . . . .    $   3.29    $   3.30
                                                        ========    ========


Weighted average number of shares outstanding:
  Basic  . . . . . . . . . . . . . . . . . . . . . .        39.7        43.3
  Diluted  . . . . . . . . . . . . . . . . . . . . .        40.0        43.8

                            Trinity Industries, Inc.
                          Consolidated Income Statement
                                   (unaudited)
                       (in millions except per share data)


                                                            Three Months
                                                          Ended December 31
                                                          1999        1998
                                                       ---------    --------
Revenues. . . . . . . . . . . . . . . . . . . . . . .     $700.8    $ 722.9

Operating costs:
  Cost of revenues. . . . . . . . . . . . . . . . . .      586.4      611.4
  Selling, engineering and administrative expenses. .       45.6       41.8
                                                          ------    -------
                                                           632.0      653.2
                                                          ------    -------
Operating profit. . . . . . . . . . . . . . . . . . .       68.8       69.7

Other (income) expense:
  Interest income . . . . . . . . . . . . . . . . . .       (0.5)      (1.4)
  Interest expense. . . . . . . . . . . . . . . . . .        5.8        5.4
  Other, net  . . . . . . . . . . . . . . . . . . . .       (0.0)      (1.2)
                                                          ------    -------
                                                             5.3        2.8
                                                          ------    -------

Income before income taxes ..........................       63.5       66.9

Provision (benefit) for income taxes:
  Current  . . . . . . . . . . . . . . . . . . . . . .      20.6       30.9
  Deferred . . . . . . . . . . . . . . . . . . . . . .       2.6       (5.8)
                                                          ------    -------
                                                            23.2       25.1

Net income  . . . . . . . . . . . . . . . . . . . . .     $ 40.3    $  41.8
                                                          ======    =======


Net income per common share:

  Basic . . . . . . . . . . . . . . . . . . . . . . .     $ 1.03    $  0.97
                                                          ======    =======

  Diluted . . . . . . . . . . . . . . . . . . . . . .     $ 1.02    $  0.96
                                                          ======    =======


Weighted average number of shares outstanding:
  Basic . . . . . . . . . . . . . . . . . . . . . . .       39.3       43.1
  Diluted . . . . . . . . . . . . . . . . . . . . . .       39.5       43.6

                            Trinity Industries, Inc.
                      Consolidated Statement of Cash Flows
                                   (unaudited)
                                  (in millions)


                                                         Nine Months
                                                       Ended December 31
                                                       1999       1998
                                                     ---------  --------
Operating activities:
 Net income. . . . . . . . . . . . . . . . . . . . .  $ 131.6    $144.4
 Adjustments to reconcile net income to net cash
  provided (required) by operating activities:
   Depreciation and amortization . . . . . . . . . .     59.6      53.2
   Provision (benefit) deferred income taxes . . . .      5.2      (6.8)
   Gain on sale of property, plant and equipment
    and other assets . . . . . . . . . . . . . . . .     (6.9)    (24.1)
   Other . . . . . . . . . . . . . . . . . . . . . .      7.5       5.6
   Change in assets and liabilities, net of effects
    from acquisitions:
    Decrease in receivables. . . . . . . . . . . . .     22.4      74.4
    (Increase) decrease in inventories . . . . . . .     36.6     (57.1)
    Increase in other assets . . . . . . . . . . . .     (1.5)    (21.7)
    Decrease in accounts payable and
     accrued liabilities . . . . . . . . . . . . . .   (111.7)    (74.8)
    Increase in other liabilities. . . . . . . . . .     10.9       4.3
                                                      -------    ------
     Total adjustments . . . . . . . . . . . . . . .     22.1     (47.0)
                                                      -------    ------
   Net cash provided by operating
     activities. . . . . . . . . . . . . . . . . . .    153.7      97.4

Investing activities:
 Proceeds from sale of property, plant
  and equipment and other assets . . . . . . . . . .     53.1     147.2
 Capital expenditures. . . . . . . . . . . . . . . .   (105.9)   (150.6)
 Payment for acquisitions, net of cash acquired. . .    (12.8)    (83.1)
                                                       ------    ------
   Net cash required by
     investing activities. . . . . . . . . . . . . .    (65.6)    (86.5)

Financing activities:
 Issuance of common stock. . . . . . . . . . . . . .      0.7       1.6
 Repayments of short-term debt . . . . . . . . . . .     19.0      53.0
 Stock repurchases . . . . . . . . . . . . . . . . .    (64.0)    (14.9)
 Payments to retire long-term debt . . . . . . . . .    (26.3)    (26.3)
 Dividends paid. . . . . . . . . . . . . . . . . . .    (21.6)    (22.1)
                                                       ------    ------
   Net cash required by
     financing activities. . . . . . . . . . . . . .    (92.2)     (8.7)
                                                       ------    ------

Net increase (decrease) in cash and equivalents. . .     (4.1)      2.2
Cash and equivalents at beginning of year. . . . . .     13.5       3.1
                                                       ------    ------
Cash and equivalents at end of period. . . . . . . .   $  9.4    $  5.3
                                                       ======    ======

                            Trinity Industries, Inc.
                 Consolidated Statement of Stockholders' Equity
                                   (unaudited)
                  (in millions except share and per share data)



                                      Common Stock
                                ----------------------    Capital               Accumulated
                                               Amount       in                      Other                                   Total
                                   Shares      $1.00      Excess                   Compre-          Treasury Stock          Stock-
                                (100,000,000)   Par       of Par    Retained       hensive      ---------------------      holders'
                                (Authorized)   Value      Value      Earnings       Income        Shares      Amount       Equity
                                ------------  --------   --------   ----------    ----------    ---------   ---------    ----------

Balance at March 31, 1998        43,489,276   $   43.5   $  287.7   $    567.5    $    (11.2)          --          --    $    887.5
 Other  . . . . . . . . . . .       113,038        0.1        1.7           --            --           --          --           1.8
 Stock repurchases  . . . . .            --         --         --           --            --     (443,732)      (14.9)        (14.9)

 Net income . . . . . . . . .            --         --         --        144.4            --           --          --         144.4
 Currency translation
   Adjustments  . . . . . . .            --         --         --           --          (5.7)          --          --          (5.7)
                                                                                                                         ----------
 Comprehensive income . . . .                                                                                                 138.7
 Cash dividends
  ($0.51 per share) . . . . .            --         --         --        (22.0)           --           --          --         (22.0)
                                 ----------   --------   --------   ----------    ----------    ---------   ---------    ----------
Balance December 31, 1998        43,602,314   $   43.6   $  289.4   $    689.9         (16.9)    (443,732)      (14.9)   $    991.1
                                 ==========   ========   ========   ==========    ==========    =========   =========    ==========




Balance at March 31, 1999        43,705,636   $   43.7   $  292.6   $    722.9    $    (20.6)   (2,363,932) $    79.5    $    959.1
 Other  . . . . . . . . . . .        39,998         --        0.9           --            --           --          --           0.9
 Stock repurchases  . . . . .            --         --         --           --            --    (2,136,715)     (64.0)        (64.0)

 Net income . . . . . . . . .            --         --         --        131.6            --           --          --         131.6
 Currency translation
   Adjustments  . . . . . . .            --         --         --           --           0.5           --          --           0.5
                                                                                                                         ----------
 Comprehensive income                                                                                                         132.1
 Cash dividends
  ($0.54 per share) . . . . .            --         --         --        (20.8)           --           --          --         (20.8)
                                 ----------   --------   --------   ----------    ----------    ---------   ---------    ----------
Balance December 31, 1999        43,745,634   $   43.7   $  293.5   $    833.7    $    (20.1)   (4,500,647) $(143.5)     $  1,007.3
                                 ==========   ========   ========   ==========    ==========    =========   =========    ==========

                            Trinity Industries, Inc.
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                                December 31, 1999


                                     General

The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. ("Trinity " or the "Company "). In the opinion of management, all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of December 31, 1999, the results of operations for the three and nine month periods ended December 31, 1999 and 1998 and cash flows for the nine month periods ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles, have been made. Because of seasonal and other factors, the results of operations for the nine month period ended December 31, 1999 may not be indicative of expected results of operations for the year ending March 31, 2000. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q, and should be read in conjunction with the audited consolidated financial statements of the Company incorporated by reference in its Form 10-K for the year ended March 31, 1999.

                                Stock Repurchases

In the third quarter of fiscal 2000, the Company completed the purchase of up to 10% of the Company's outstanding common stock by purchasing 198,343 shares at a cost of $5.6 million. The Company has determined that it may purchase additional shares from time to time in the open market and in negotiated transactions. In the third quarter, an additional 15,000 shares at a cost of $0.4 million were purchased. Purchase of additional shares will be based on market conditions and other relevant factors.

                                  Contingencies

The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse affect on the Company's consolidated financial statements.

                              Segments of Business

The Company's operations consist of the following business segments: (1) the Railcar Group, which manufactures and sells railcars; (2) the Inland Barge Group, which manufactures barges and related products for inland waterway services; (3) the Parts & Services Group, which manufactures and sells various parts to manufacturers of railcars and other industrial products and provides services such as railcar maintenance, fleet management, and leasing; (4) the Highway Construction Products Group, which is primarily engaged in the manufacture of highway guardrail and safety products and girders, beams, and columns used in the construction of highway and railway bridges; (5) the Concrete & Aggregate Group, composed of ready-mix concrete and aggregate; and (6) the Industrial Group, which manufactures and sells containers, weld fittings (tee, elbows, reducers, caps, and flanges) used in pressure piping systems, and pressure and non-pressure containers for the storage and transportation of liquefied gases and other liquid and dry products. Finally, All Other includes transportation services, the Company's captive insurance company, and other peripheral businesses. The financial information for the year-to-date and quarter ended December 31, 1999 and 1998 is shown in the tables below.

                            Trinity Industries, Inc.
                               Segment Information
                                   (unaudited)
                                  (in millions)


Nine months ended December 31, 1999:



                                                                    Revenues
                                                  ----------------------------------------------       Operating
                                                                                                         Profit
                                                     Outside       Intersegment         Total            (Loss)
                                                  ------------     ------------     ------------      ------------
Railcar Group . . . . . . . . . . . . . . . .     $    1,164.4     $        5.2     $    1,169.6      $      126.3
Inland Barge Group  . . . . . . . . . . . . .            154.2               --            154.2              20.1
Parts & Services Group  . . . . . . . . . . .            231.7             97.3            329.0              59.9
Highway Construction Products Group . . . . .            151.4               --            151.4              28.8
Concrete & Aggregate Group  . . . . . . . . .            189.2               --            189.2              21.4
Industrial Group  . . . . . . . . . . . . . .            162.1              0.9            163.0              12.0
All Other . . . . . . . . . . . . . . . . . .             41.2             47.1             88.3               3.3
Eliminations and Corporate Items  . . . . . .               --               --           (150.5)            (48.7)
                                                                                    ------------      ------------
Consolidated Total  . . . . . . . . . . . . .                                       $    2,094.2      $      223.1
                                                                                    ============      ============


Nine months ended December 31, 1998:


                                                                    Revenues
                                                  ----------------------------------------------       Operating
                                                                                                         Profit
                                                     Outside       Intersegment         Total            (Loss)
                                                  ------------     ------------     ------------      ------------
Railcar Group . . . . . . . . . . . . . . . .     $    1,205.8     $        4.8     $    1,210.6             122.0
Inland Barge Group  . . . . . . . . . . . . .            150.0               --            150.0               9.8
Parts & Services Group  . . . . . . . . . . .            252.0            112.6            364.6              65.2
Highway Construction Products Group . . . . .            132.0               --            132.0              23.8
Concrete & Aggregate Group  . . .  . .  . . .            175.4               --            175.4              19.7
Industrial Group  . . . . . . . . . . . . . .            183.4              1.1            184.5              11.9
All Other . . . . . . . . . . . . . . . . . .             53.2             48.1            101.3               8.6
Eliminations and Corporate Items  . . . . . .               --               --           (166.6)            (42.5)
                                                                                    ------------      ------------
Consolidated Total  . . . . . . . . . . . . .                                       $    2,151.8      $      218.5
                                                                                    ============      ============

Three months ended December 31, 1999:


                                                                    Revenues
                                                  ----------------------------------------------       Operating
                                                                                                         Profit
                                                     Outside       Intersegment         Total            (Loss)
                                                 ------------     ------------     ------------      ------------
Railcar Group  . . . . . . . . . . . . . . .     $      402.9     $        1.2     $      404.1      $       42.6
Inland Barge Group . . . . . . . . . . . . .             48.4               --             48.4               6.4
Parts & Services Group . . . . . . . . . . .             74.0             30.6            104.6              16.8
Highway Construction Products Group. . . . .             45.5               --             45.5               7.8
Concrete & Aggregate Group . . . . . . . . .             60.0               --             60.0               6.1
Industrial Group . . . . . . . . . . . . . .             55.7              0.4             56.1               4.1
All Other . . . . . . . . .  . . . . . . . .             14.3             15.9             30.2               0.9
Eliminations and Corporate Items . . . . . .               --               --            (48.1)            (15.9)
                                                                                   ------------      ------------
Consolidated Total . . . . . . . . . . . . .                                       $      700.8      $       68.8
                                                                                   ============      ============



Three months ended December 31, 1998:



                                                                    Revenues
                                                  ----------------------------------------------       Operating
                                                                                                         Profit
                                                     Outside       Intersegment         Total            (Loss)
                                                 ------------     ------------     ------------      ------------
Railcar Group  . . . . . . . . . . . . . . .     $      426.9     $        1.5     $      428.4      $       46.0
Inland Barge Group . . . . . . . . . . . . .             42.3               --             42.3               2.2
Parts & Services Group . . . . . . . . . . .             92.7             41.0            133.7              21.2
Highway Construction Products Group  . . . .             37.6               --             37.6               5.5
Concrete & Aggregate Group . . . . . . . . .             57.6               --             57.6               5.0
Industrial Group. . . . . . .  . . . . . . .             52.3              0.4             52.7               2.0
All Other  . . . . . . . . . . . . . . . . .             13.5             16.7             30.2               2.4
Eliminations and Corporate Items . . . . . .               --               --            (59.6)            (14.6)
                                                                                   ------------      ------------
Consolidated Total . . . . . . . . . . . . .                                       $      722.9      $       69.7
                                                                                   ============      ============

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

                              Results of Operations

                 Nine Months Ended December 31, 1999 Compared to
                       Nine Months Ended December 31,1998

Revenues for the first nine months of fiscal 2000 decreased to $2,094.2 million from $2,151.8 million due to a decline in revenues in the Industrial Group caused by the divestiture of Beaird Industries in June 1998, along with decreased railcar shipments. Operating profit increased to $223.1 million compared to $218.5 million primarily due to increased operating profits in the Railcar Group, Inland Barge Group, and Highway Construction Products Group. Results from the first nine months of fiscal 1999 include a $22.1 million gain, primarily from the sale of real estate and other assets. Fiscal 2000 railcar shipments are expected to decrease approximately 15% from fiscal 1999 levels and industry estimates indicate that greater declines may occur in fiscal 2001.

Revenues for the Railcar Group decreased to $1,164.4 million from $1,205.8 million while operating profit increased to $126.3 million from $122 million. Lower revenue is due to decreased railcar shipments as a result of softened demand. Increased operating profit is a result of cost reductions and manufacturing efficiencies.

Revenues for the Inland Barge Group were $154.2 million compared to $150 million, while operating profit increased to $20.1 million from $9.8 million. The improvement in operating profit is due mainly to a change in product mix and cost reductions.

Total revenues for the Parts & Services Group declined while operating profit decreased to $59.9 million from $65.2 million primarily due to the softness in the railcar market, the sale of three railcar repair plants, and decreased sales of container heads.

Revenues for the Highway Construction Products Group increased 14.7% to $151.4 million from $132 million, while operating profit increased 21% to $28.8 million from $23.8 million due to increased government spending for transportation infrastructure improvements.

Revenues for the Concrete & Aggregate Group increased 7.9% to $189.2 million from $175.4 million, while operating profit increased 8.6% to $21.4 million from $19.7 million. These increases are due to a strong construction market and continued acquisitions and expansions.

Industrial Group revenues decreased to $162.1 million from $183.4 million while operating profit increased to $12 million from $11.9 million. The decline in revenue is primarily due to the sale of Beaird Industries, Inc. in the quarter ended June 30, 1998.

                Three Months Ended December 31, 1999 Compared to
                      Three Months Ended December 31, 1998

Revenues for the third quarter of fiscal 2000 decreased to $700.8 million from $722.9 million due to reduced car shipments in the Railcar Group, along with a decline in revenues in the Parts & Services Group. These decreases were mostly offset by improved results in the Inland Barge, Highway Construction Products, Industrial Products, and Concrete & Aggregate Groups. Operating profit decreased slightly to $68.8 million compared to $69.7 million. Increased operating profits in the Inland Barge, Highway Construction Products, Industrial and Concrete & Aggregate Groups, were offset by a decrease in the Railcar and the Parts & Services Groups.

Revenues for the Railcar Group decreased to $402.9 million from $426.9 million while operating profit decreased to $42.6 million from $46 million. Lower revenues and operating profit are a result of softened demand in this segment.

Revenues for the Inland Barge Group increased to $48.4 million from $42.3 million. Operating profit increased to $6.4 million from $2.2 million. The improvement in operating profit is due mainly to a change in product mix, increased operating efficiency, and lower material costs.

Total revenues for the Parts & Services Group were $104.6 million compared to $133.7 million, while operating profit decreased to $16.8 million from $21.2 million. This decrease in revenues and operating profit is primarily due to the softness in the railcar market and decreased sales of container heads.

Revenues for the Highway Construction Products Group increased to $45.5 million from $37.6 million, while operating profit increased to $7.8 million from $5.5 million due to increased government spending on transportation improvements.

Revenues for the Concrete & Aggregate Group increased to $60 million from $57.6 million, while operating profit increased to $6.1 million from $5 million due to increased construction spending.

Industrial Group revenues increased to $55.7 million from $52.3 million while operating profit increased to $4.1 million from $2 million. The increase in revenues and operating profit is primarily due to increased LPG tank demand and improvement in the fittings and flange business.

                          Liquidity & Capital Resources

Net cash provided by operating activities increased to $153.7 million during the first nine months of fiscal 2000 compared to $97.4 million in the first nine months of fiscal 1999. Capital expenditures during the first nine months of fiscal 2000 were approximately $105.9 million of which approximately $31.5 million was for additions to the railcar lease fleet. This compares to $150.6 million of capital expenditures in the first nine months of fiscal 1999 of which $90 million was for additions to the lease fleet. Expenditures for business acquisitions were $12.8 million. Proceeds from the sale of property, plant and equipment and other assets were $53.1 million in the first nine months of fiscal 2000 compared to $147.2 million in fiscal 1999.

In the first nine months of fiscal 2000, the Company repurchased common stock for $64 million. The Company believes cash provided from operations and cash available under uncommitted bank lines of credit will be sufficient to meet its requirements for the next year.

                                 Year 2000 Issue

The Company has completed its Year 2000 remediation and compliance effort. To date, there have been no major system failures or disruptions, and all systems, machinery and equipment, as well as third party interfaces are operating as normal. As of December 1999, the Company has spent approximately $9 million on compliance efforts. At this time, the Company believes all significant areas have been addressed, and that the Company is positioned to handle Year 2000 issues, should they arise.

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

                                     Part II


Item 1 - Legal Proceedings

In December, 1999, a grand jury sitting in the Western District of Louisiana returned a two count felony indictment against Trinity Baton Rouge, Inc., a wholly owned subsidiary of the Company. The indictment charges Trinity Baton Rouge, Inc. with transporting hazardous waste without a proper manifest to an unpermitted facility in violation of the Resource Conservation Recovery Act. Trinity Baton Rouge, Inc. denies all charges in the indictment and is defending this matter vigorously.

Item 6 - Exhibits and Reports on Form 8-K

  (a)   Exhibits

          Exhibit
          Number         Description
          --------       -----------

          27             Financial Data Schedule

  (b)   No Form 8-K was filed during the quarter.

-------------------------------------------------------------------------------



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Trinity Industries, Inc.

                               By: \s\ John M. Lee
                                   --------------------
                                   John M. Lee
                                   Vice President

February 11, 2000

                               INDEX TO EXHIBITS

Exhibit
Number         Description
-------        -----------
27             Financial Data Schedule