Form 10-K405
period 2000-03-31
TRINITY INDUSTRIES INC
filed 2000-06-07
CIK 99780

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    ---------
                                    FORM 10-K
                                    ---------

(Mark One)

    [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2000

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

           Securities Registered Pursuant to Section 12(b) of the Act

                                                       Name of each exchange
     Title of each class                               on which registered
-----------------------------                     -----------------------------
COMMON STOCK, $1.00 PAR VALUE                     NEW YORK STOCK EXCHANGE, INC.

           Securities Registered Pursuant to Section 12(g) of the Act:

                                      NONE

                                ----------------

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                        Yes   X            No
                                            ------             ------


         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K [X].

         The aggregate market value of voting stock held by nonaffiliates of the Registrant is $811,626,426 as of May 26, 2000.

                                   38,104,166

        (Number of Shares of common stock outstanding as of May 26, 2000)
================================================================================
                                                     (Continued on reverse side)

(Continued from cover page)


                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's definitive Proxy Statement dated June 19, 2000 for the 2000 Annual Meeting of Stockholders to be held July 19, 2000 are incorporated by reference into Part III hereof.

                                     PART I


ITEM 1.  BUSINESS

         GENERAL DEVELOPMENT OF BUSINESS. Trinity Industries, Inc. (the "Registrant" or "Trinity") was originally incorporated under the laws of the State of Texas in 1933. On March 27, 1987, Trinity became a Delaware corporation by merger into a wholly-owned subsidiary of the same name.

         FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. Various financial information concerning the Registrant's segments for each of the last three fiscal years is presented in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 12.

         NARRATIVE DESCRIPTION OF BUSINESS. The Registrant is engaged in the manufacture, marketing, and leasing of a wide variety of products consisting of the following six business segments or groups:

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

         PARTS AND SERVICES GROUP. The Registrant manufactures railcar parts, such as hitches, couplers, axles, and chutes that are ultimately used in the manufacturing and repair of railcars. The Registrant is also engaged in railcar maintenance, management, and/or leasing to various industries.

         A wholly-owned leasing subsidiary, Trinity Industries Leasing Company ("TILC"), incorporated in 1979, is engaged in leasing specialized types of railcars and locomotives to industrial companies in the petroleum, chemical, grain, food processing, fertilizer and other industries which supply cars to the railroads. At March 31, 2000, TILC owned 7,165 railcars.

         Substantially all equipment leased by TILC was purchased from the Registrant at prices comparable to the prices for equipment sold by the Registrant to third parties. As of March 31, 2000,

TILC had equipment on lease or available for lease purchased from the Registrant at a cost of $466.8 million. Generally, TILC purchases the equipment to be leased only after a lessee has committed to lease such equipment.

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

         The Registrant also manufactures mixer barrels and dump bodies, as well as container heads, which are pressed metal components used in the further manufacture of a finished product of the Registrant. In addition, the Registrant sells container heads to other manufacturers. Container heads are manufactured in various shapes and may be pressure rated or non-pressure, depending on the intended use in further manufacture. Other pressed shapes are also hot- or cold-formed to customer requirements.

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

         CONCRETE & AGGREGATE GROUP. The Registrant is engaged in the production and manufacturing of ready-mix concrete and aggregates primarily in Texas and Louisiana. Ready-mix concrete and aggregates are used in the building and foundation industry, and customers include primarily owners, contractors, and sub-contractors. The concrete and aggregate business is extremely competitive depending upon the geographical area. The Registrant strives to compete through service and efficiency of operations.

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

         The Registrant manufactures butt weld type fittings and flanges. The weld fittings include caps, elbows, return bends, concentric and eccentric reducers, full and reducing outlet tees, and a full line of pipe flanges, all of which are pressure rated. The Registrant manufactures and stocks, in standard, extra-heavy, and double-extra-heavy weights and in various diameters, weld caps, tees, reducers, elbows, return bends, flanges, and also manufactures to customer specifications. The basic raw materials for weld fittings and flanges are carbon steel, stainless steel, aluminum, chrome-moly, and other metal tubing or seamless pipe and forgings. The Registrant sells its weld fittings and flanges to distributors and to other manufacturers of weld fittings.

         The demand for LP gas containers is seasonal and mild winters for the past three years reduced demand for LP gas containers in the United States. Competitors range from large to small local companies. Competition for fittings and flanges has been intense and has resulted in sharply reduced prices for these products for the previous three fiscal years.

         ALL OTHER. All Other includes transportation services, the Company's captive insurance company, and other peripheral businesses.

         MARKETING, RAW MATERIALS AND EMPLOYEES. As of March 31, 2000, the Registrant operated in the continental United States, Mexico, Brazil, Romania, and Argentina. The Registrant sells substantially all of its products through its own salesmen operating from offices in the following states and foreign countries: Alabama, Illinois, Kentucky, Louisiana, Michigan, North Carolina, Ohio, Pennsylvania, Texas, Utah, Brazil, Mexico, and Romania. Independent sales representatives are also used to a limited extent. The Registrant primarily markets its transportation and industrial products throughout the United States. Except in the case of weld fittings, guardrail, and standard size LP gas containers, the Registrant's products are ordinarily fabricated to the customer's specifications pursuant to a purchase order.

         The principal materials used by the Registrant are steel plate, structural steel shapes, steel forgings, aluminum and cement and aggregate material for ready-mix concrete. There are numerous domestic and foreign sources of such steel and most other materials used by the Registrant.

         The Registrant currently has approximately 20,600 employees, of which approximately 15,300 are production employees and 5,300 are administrative, sales, supervisory, and office employees.

         ACQUISITIONS. The Company made certain acquisitions during fiscal 2000, 1999, and 1998 accounted for by the purchase method. The acquired operations have been included in the consolidated financial statements from the effective dates of the acquisitions. Information concerning these acquisitions are located on page 22.

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

ITEM 2. PROPERTIES.

         The Registrant principally operates in various locations throughout the United States with other facilities in Mexico, Brazil, and Romania, all of which are considered to be in good condition, well maintained, and adequate for its purposes.

                                                  Approximate
                                                  Square Feet            Productive
                                                  -----------             Capacity
                                              Owned        Leased         Utilized
                                            ---------    ----------      ----------
Railcar Group                               5,419,500       57,000           70%
Inland Barge Group                            692,000       45,000           70%
Parts & Services Group                      2,893,500      477,000           75%
Highway Construction Products Group         2,000,000       10,000           90%
Concrete & Aggregate Group                    224,000           --           85%
Industrial Group                            1,356,000      317,000           50%
Executive Offices                             173,000           --          N/A
                                           ----------   ----------
                                           12,758,000      906,000

ITEM 3.  LEGAL PROCEEDINGS.

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

         In January and March 2000, representatives of the Registrant met with representatives of the United States Environmental Protection Agency to determine the exact nature of allegations in a complaint filed against the Registrant. The complaint alleges that the Registrant failed to file certain submissions timely to the United States Environmental Protection Agency in alleged violation of the Emergency Planning Community Right to Know Act. The Registrant denies all allegations and is defending this matter vigorously.

         The Registrant is involved in other various claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the Registrant's consolidated financial statements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.   None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.

         The Company's common stock is traded on the New York Stock Exchange with the ticker symbol "TRN". The following table shows the price range of the Company's common stock for fiscal years 2000 and 1999:

                                                                               Prices
                                                                    -----------------------------
    Year          Quarter                                            High                   Low
    ----          -------                                            ----                   ---
    1999            First                                           $54.56                $39.94
    1999            Second                                           44.06                 28.38
    1999            Third                                            40.63                 29.94
    1999            Fourth                                           39.44                 28.63

    2000            First                                           $37.38                $28.75
    2000            Second                                           34.06                 30.25
    2000            Third                                            30.75                 26.44
    2000            Fourth                                           27.56                 19.88

HOLDERS

         At March 31, 2000 the Registrant had approximately 2,150 record holders of common stock. The par value of the stock is $1.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                             Year Ended March 31


(in millions except for percent and per share data)          2000         1999        1998        1997        1996
---------------------------------------------------        ---------   ---------   ---------   ---------   ----------
Revenues                                                   $ 2,740.6     2,926.9     2,473.0     2,234.3     2,241.7
Operating profit                                           $   279.0       284.9       255.9       214.2       194.9


Income from continuing operations                          $   165.5       185.3       103.7       113.7       101.3

Income from discontinued operations, net of income taxes   $      --          --          --        23.8        12.5
Net income                                                 $   165.5       185.3       103.7       137.5       113.8
Total assets                                               $ 1,738.5     1,684.9     1,573.9     1,356.4     1,426.6
Long-term debt                                             $    95.4       120.6       149.6       178.6       206.4
Stockholders' equity                                       $ 1,015.1       959.1       887.5       809.5       746.0
Ratio of total debt to total capital                       %    20.7        23.9        22.0        23.1        36.2

Stock data:
   Weighted average number of diluted shares outstanding        39.9        43.6        43.9        42.8        41.9
   Net income per diluted common share:
      Continuing operations                                $    4.15        4.25        2.36        2.66        2.42
      Discontinued operations                                     --          --          --        0.55        0.30
                                                           ---------   ---------   ---------   ---------   ---------
      Net income per common share                          $    4.15        4.25        2.36        3.21        2.72
      Continuing operations before nonrecurring charges
          and credits(1)                                   $    4.15        3.93        3.36        2.66        2.42
Dividends per share                                        $    0.72        0.69        0.68        0.68        0.68
Book value per share                                       $   26.50       23.22       20.40       18.83       17.93

(1) Income from continuing operations before nonrecurring charges and credits is not a term which is defined by generally accepted accounting principles. The nonrecurring credit in fiscal 1999 represents the net-of-tax gain on a sale of an investment in land and the nonrecurring charge in fiscal 1998 represents the net-of-tax effect of a litigation settlement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BASIS OF PRESENTATION

         Trinity Industries, Inc. is one of the nation's leading diversified industrial manufacturers. Segment information is reported for (i) the Railcar Group, (ii) the Inland Barge Group, (iii) the Highway Construction Products Group, (iv) the Industrial Group, (v) the Concrete & Aggregate Group, and (vi) the Parts & Services Group. See Notes to the Consolidated Financial Statements for further discussion of business segments. The following discussion compares results from continuing operations of Trinity for fiscal 2000, 1999, and 1998.

2000 COMPARED WITH 1999 - RESULTS OF OPERATIONS

         Revenues were $2.74 billion in fiscal 2000 compared to $2.93 billion in fiscal 1999, a 6.5% decrease. Operating profit decreased slightly to $279.0 million in fiscal 2000 compared to $284.9 million in fiscal 1999, a 2.1% decrease. Decreased revenues and operating profit were primarily attributable to the Railcar and Parts & Services Groups as a result of decreased railcar shipments. These declines are mostly offset by increased revenues and operating profit in the Inland Barge, Highway Construction Products, and Concrete & Aggregate Groups. Selling, engineering and administrative expenses increased as a percentage of revenue to 6.7% from 5.8%. This increase is primarily a result of the Company's global expansion and investments in technology.

         Other income, net changed from $27.4 million income in fiscal 1999 to $2.3 million in fiscal 2000 due primarily to a net gain on the sale of real estate and other assets in the first quarter of fiscal 1999 in the amount of $22.1 million.

         Net income in fiscal 2000 decreased 10.7% to $165.5 million, or $ 4.15 per diluted share as compared to $185.3 million, or $4.25 per diluted share, in fiscal 1999. Excluding the net gain in 1999 discussed above, net income per diluted share in fiscal 2000 increased $0.22 per share, or 5.6% from fiscal 1999.


RAILCAR GROUP
(in millions)
                                                2000             1999
                                             ---------         --------
Revenues                                     $1,515.3          $1,694.0
Operating Profit                             $  167.9          $  172.9
Operating Profit Margin                          11.1%             10.2%

         While shipments of railcars declined 17% in fiscal 2000, revenues fell only 10.5%. Operating profit decreased by only 3%, while operating profit margin increased due to operating efficiencies and the product mix of railcar sales. With a weakened railcar market, shipments are expected to decline in fiscal
2001 from about 23,000 railcars to a level of 14,000 to 18,000. At this level, a very competitive market is anticipated.

INLAND BARGE GROUP

(in millions)
                                      2000             1999
                                    ---------        --------
Revenues                            $  205.4         $  196.4
Operating Profit                    $   26.8         $   13.4
Operating Profit Margin                 13.0%             6.8%

         Inland Barge Group revenues increased 4.6% while operating profit approximately doubled to $26.8 million. The increase in operating profit is due mainly to cost reductions and operating efficiencies.

PARTS & SERVICES GROUP
(in millions)
                                      2000                      1999
                                    --------                  --------
Revenues                            $  426.6                  $  498.1
Operating Profit                    $   72.6                  $   87.2
Operating Profit Margin                 17.0%                     17.5%

            Revenues decreased by $71.5 million in the Parts & Services Group, from $498.1 million in fiscal 1999 (including intersegment sales of $155.6 million), to $426.6 million in the current year (including intersegment sales of $121.5 million), while operating profit decreased from $87.2 million in fiscal 1999 to $72.6 million in fiscal 2000.

         Revenue declines are primarily due to the softness in the railcar market, the sale of three railcar repair plants, and decreased sales of container heads.

HIGHWAY CONSTRUCTION PRODUCTS GROUP
(in millions)
                                      2000                      1999
                                    ---------                 --------
Revenues                            $   193.8                 $  162.0
Operating Profit                    $    35.3                 $   26.7
Operating Profit Margin                  18.2%                    16.5%

         Revenues in the Highway Construction Products Group increased 19.6%, while operating profit increased 32.2%. Demand for highway construction products is expected to remain strong due to the level of federal funding.

CONCRETE & AGGREGATE GROUP
(in millions)
                                      2000                      1999
                                    ---------                 --------
Revenues                            $  251.8                  $  238.9
Operating Profit                    $   26.0                  $   25.6
Operating Profit Margin                 10.3%                     10.7%

              Revenues increased due to a strong construction market, expansion, and continued small acquisitions. Revenue growth more than offset a 5.6% revenue decline resulting from the sale of certain operations in the Louisiana market.

INDUSTRIAL GROUP
(in millions)
                                      2000                   1999
                                    ---------              --------
Revenues                            $  218.1               $  229.4
Operating Profit                    $   15.1               $    8.5
Operating Profit Margin                  6.9%                   3.7%

         The decline in revenues is primarily due to the sale of Beaird Industries, Inc. in the quarter ended June 30, 1998. The increase in operating profit is due to improved market conditions in the LPG container business and improved profitability in the metal component business.

ALL OTHER

         Revenues in the All Other group decreased from $63.7 million in fiscal 1999 to $51.1 million in fiscal 2000 while operating profit decreased from $10.2 million to $3.1 million in fiscal 2000. The decrease in revenues reflects slightly weaker activity in some small, peripheral businesses.

1999 COMPARED WITH 1998

         Revenues were $2.93 billion in fiscal 1999 compared to $2.47 billion in fiscal 1998, an 18.6% increase. Operating profit was $284.9 million in fiscal 1999 compared to $255.9 million in fiscal 1998, an 11.3% increase. Increased revenues and operating profit were primarily attributable to the Railcar, Parts & Services, and Concrete & Aggregate Groups, partially offset by the Inland Barge and Industrial Groups. Selling, engineering and administrative expenses declined as a percentage of revenues to 5.8% from 6.6%. This decline was primarily a result of reduced legal cost and pension expense, partially offset by increases in technology and personnel costs to support the Company's growth.

         Other income/expense changed from $90.0 million expense in fiscal 1998 to $11.5 million income in fiscal 1999. In fiscal 1998, other expense included a litigation settlement of $70 million, while in fiscal 1999 other income includes a net gain on the sale of real estate and other assets in the first quarter of $22.1 million.

         Net income in fiscal 1999 increased 78.7% to $185.3 million, or $4.25 per diluted share as compared to $103.7 million, or $2.36 per diluted share, in fiscal 1998. Excluding the net gain and litigation settlement mentioned above, earnings per share increased $0.57 per diluted share or 17% from fiscal 1998.

RAILCAR GROUP

(in millions)
                                      1999                     1998
                                    --------                 --------
Revenues                            $1,694.0                 $1,095.7
Operating Profit                    $  172.9                 $  113.9
Operating Profit Margin                 10.2%                    10.4%

            Revenues increased in the Railcar Group $598.3 million, or 54.6%, in fiscal 1999 due to high demand and the ongoing replacement cycle for railcars, which also contributed to strong railcar backlogs.

         Railcar Group operating profit increased by $59.0 million, from $113.9 million in fiscal 1998, to $172.9 million in fiscal 1999. This 51.8% increase was primarily a result of the increased volume in fiscal 1999. As a percentage of revenue, operating profit decreased slightly primarily due to the product mix of railcar sales.

INLAND BARGE GROUP
(in millions)
                                      1999                     1998
                                    --------                 --------
Revenues                            $ 196.4                  $ 335.2
Operating Profit                    $  13.4                  $  31.5
Operating Profit Margin                 6.8%                    9.4%

             Revenues decreased in the Inland Barge Group $138.8 million, from $335.2 million in fiscal 1998, to $196.4 million in fiscal 1999. Operating profit decreased by $18.1 million, from $31.5 million in fiscal 1998, to $13.4 million in fiscal 1999. The decline in barge demand was primarily driven by reduced grain export shipments and other factors, which led to lower rates paid to river freight carriers.

PARTS & SERVICES GROUP
(in millions)
                                       1999                     1998
                                    ---------                 --------
Revenues                            $ 498.1                   $ 363.7
Operating Profit                    $  87.2                   $  77.8
Operating Profit Margin                17.5%                     21.4%

         Outside revenues increased $60.4 million in the Parts & Services Group, from $282.1 million in fiscal 1998, to $342.5 million in fiscal 1999. Operating profit increased by $9.4 million in fiscal 1999 to $87.2 million from $77.8 million in fiscal 1998. Increased revenues and operating profit were due to increased demand in the railcar industry and the acquisition of McConway and Torley, a leading railcar parts manufacturer.

HIGHWAY CONSTRUCTION PRODUCTS GROUP
(in millions)
                                      1999                      1998
                                    --------                  --------
Revenues                            $  162.0                  $  153.6
Operating Profit                    $   26.7                  $   25.8
Operating Profit Margin                 16.5%                     16.8%

         Revenues in the Highway Construction Products Group increased $8.4 million, while operating profit increased $0.9 million. Increased revenues and operating profit were primarily due to increased demand early in the year, which decreased in the second half of the year. The Company believes delays by the state government agencies in job lettings under the new federal highway spending legislation affected demand.

CONCRETE & AGGREGATE GROUP
(in millions)
                                      1999                      1998
                                    ---------                 --------
Revenues                            $   238.9                 $  198.7
Operating Profit                    $    25.6                 $   21.1
Operating Profit Margin                  10.7%                    10.6%

              Revenues increased by $40.2 million, or 20.2% in the Concrete & Aggregate Group, from $198.7 million in fiscal 1998 to $238.9 million in fiscal 1999. Operating profit increased by $4.5 million, or 21.3%. Better weather conditions in fiscal 1999, internal expansion, and acquisitions contributed to growth in concrete and aggregate revenues.

INDUSTRIAL GROUP
(in millions)
                                      1999                      1998
                                    --------                  --------
Revenues                            $  229.4                  $  316.2
Operating Profit                    $    8.5                  $   33.3
Operating Profit Margin                  3.7%                     10.5%

              Revenues in the Industrial Group decreased from $316.2 million in fiscal 1998 to $229.4 million in fiscal 1999, while operating profit decreased from $33.3 million to $8.5 million. The decline in revenues was primarily due to the sale of Beaird Industries, Inc. in the quarter ended June 30, 1998, along with softness in fittings and flange and LPG products. The decline in operating profit was attributable to the Beaird sale, continued price competition in the fittings and flange business, primarily due to a weak energy sector and increased imports as a result of the "Asian Crisis", and the mild winter and fall which impacted demand and competition for LPG products.

ALL OTHER

         Revenues in the All Other group decreased from $91.5 million in fiscal 1998 to $63.7 million in fiscal 1999, while operating profit increased 17.2% from $8.7 million to $10.2 million in fiscal 1999. The decrease in revenues reflected slightly weaker activity in some small, peripheral businesses.

LIQUIDITY & CAPITAL RESOURCES

         Net cash provided by operating activities increased to $275.0 million during fiscal 2000 from $176.4 million in fiscal 1999 primarily from working capital improvements. Capital expenditures during fiscal 2000 were $174.0 million, of which $71.0 million was for additions to the lease fleet. This compares to $208.3 million of capital expenditures in fiscal 1999, of which $116.5 million was for additions to the lease fleet. Proceeds from the sale of property, plant and equipment and other assets were $77.7 million in fiscal 2000, composed primarily of the sale of cars from the lease fleet, compared to $178.7 million in fiscal 1999. The Company repurchased 2.9 million shares of its common stock for $84.9 million in fiscal 2000. The Company has determined that it may purchase additional shares from time to time in the open market and in negotiated transactions. Purchase of additional shares will be based on market conditions and other relevant factors. Future operating requirements are expected to be financed principally with net cash flow from operations. Internally generated funds and short-term and long-term debt will continue to be used to finance business acquisitions. Capital expenditures and additions to Trinity's assets under lease are anticipated to be financed through internally generated funds, the issuance of equipment trust certificates, or similar debt instruments.

INFLATION

         Changes in price levels did not significantly affect the Company's operations in fiscal 2000, 1999, or 1998.

FORWARD LOOKING STATEMENTS

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's earnings are affected by changes in interest rates due to the impact those changes have on the Company's variable-rate debt obligations, which represented approximately 75% of its total debt as of March 31, 2000. If interest rates average one percentage point more in fiscal 2001 than they did during fiscal 2000, the Company's interest expense would increase by approximately $1.7 million. In comparison, at March 31, 1999, the Company estimated that if interest rates averaged one percentage point more in fiscal 2000 than they did in fiscal 1999, interest expense would have increased by approximately $2.0 million. The impact of an increase in interest rates was determined based on the impact of the hypothetical change in interest rates and scheduled principal payments on the Company's variable-rate debt obligations as of March 31, 2000 and 1999.

         In addition, the Company is subject to market risk related to its net investments in its foreign subsidiaries. The net investment in foreign subsidiaries as of March 31, 2000 is $163.4 million. However, the impact of such market risk exposures as a result of foreign exchange rate fluctuations has not been material to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                            TRINITY INDUSTRIES INC.,
                          INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----
Report of Independent Auditors                                           14

Consolidated Income Statement for the years ended March 31, 2000,
       1999, and 1998                                                    15

Consolidated Balance Sheet as of March 31, 2000 and 1999                 16

Consolidated Statement of Cash Flows for the years ended March 31,
       2000, 1999, and 1998                                              17

Consolidated Statement of Stockholders' Equity for the years ended
       March 31, 2000, 1999, and 1998                                    18

Notes to Consolidated Financial Statements                             19 - 29

Selected Quarterly Financial Data (unaudited) for the years ended
       March 31, 2000 and 1999                                           30

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Trinity Industries, Inc.

         We have audited the accompanying consolidated balance sheets of Trinity Industries, Inc. as of March 31, 2000 and 1999, and the related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trinity Industries, Inc. at March 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                               ERNST & YOUNG LLP

Dallas, Texas
May 16, 2000

CONSOLIDATED INCOME STATEMENT

                                                                    Year Ended March 31

(in millions except per share data)                           2000         1999         1998
-----------------------------------                         ---------    ---------    ---------
Revenues                                                    $ 2,740.6    $ 2,926.9    $ 2,473.0

Operating costs:
         Cost of revenues                                     2,278.2      2,472.8      2,054.0
         Selling, engineering and administrative expenses       183.4        169.2        163.1
                                                            ---------    ---------    ---------
                                                              2,461.6      2,642.0      2,217.1
                                                            ---------    ---------    ---------
Operating profit                                                279.0        284.9        255.9

Other (income) expense:
         Litigation settlement                                     --           --         70.0
         Interest income                                         (2.0)        (4.5)        (1.8)
         Interest expense                                        20.4         20.4         20.9
         Other, net                                              (2.3)       (27.4)         0.9
                                                            ---------    ---------    ---------
                                                                 16.1        (11.5)        90.0
                                                            ---------    ---------    ---------

Income before income taxes                                      262.9        296.4        165.9
Provision for income taxes:
         Current                                                 84.4        106.9         53.3
         Deferred                                                13.0          4.2          8.9
                                                            ---------    ---------    ---------
                                                                 97.4        111.1         62.2
                                                            ---------    ---------    ---------

Net income                                                  $   165.5    $   185.3    $   103.7
                                                            =========    =========    =========


Net income per common share:
         Basic                                              $    4.17    $    4.31    $    2.41
                                                            =========    =========    =========
         Diluted                                            $    4.15    $    4.25    $    2.36
                                                            =========    =========    =========

Weighted average number of shares outstanding:
         Basic                                                   39.7         43.0         43.1
         Diluted                                                 39.9         43.6         43.9

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

                                                                                    March 31

(in millions except per share data)                                             2000        1999
-----------------------------------                                           ---------   ---------
Assets
Cash and equivalents                                                          $   16.9    $   13.5
Receivables (net of allowance for doubtful accounts of
          $1.7 in 2000 and $1.9 in 1999)                                         349.8       357.4
Inventories:
          Raw materials and supplies                                             257.0       279.5
          Work in process                                                         37.5        42.5
          Finished goods                                                          66.1        75.1
                                                                              --------    --------
                                                                                 360.6       397.1

Property, plant and equipment, at cost                                         1,304.9     1,213.6
Less accumulated depreciation                                                   (491.7)     (481.3)
                                                                              --------    --------
                                                                                 813.2       732.3

Other assets                                                                     198.0       184.6
                                                                              --------    --------
                                                                              $1,738.5    $1,684.9
                                                                              ========    ========


Liabilities and Stockholders' Equity
Short-term debt                                                               $  170.1    $  181.0
Accounts payable and accrued liabilities                                         360.9       366.7
Long-term debt                                                                    95.4       120.6
Deferred income taxes                                                             58.5        34.0
Other liabilities                                                                 38.5        23.5
                                                                              --------    --------
                                                                                 723.4       725.8


Stockholders' equity:
          Common stock - par value $1 per share; authorized - 100.0 shares;
              shares issued and outstanding in 2000 - 43.8; in 1999 - 43.7        43.8        43.7
          Capital in excess of par value                                         295.1       292.6
          Retained earnings                                                      860.6       722.9
          Accumulated other comprehensive income                                 (19.8)      (20.6)
          Treasury stock (5.5 shares in 2000 and 2.4 shares in 1999)            (164.6)      (79.5)
                                                                              --------    --------
                                                                               1,015.1       959.1
                                                                              --------    --------
                                                                              $1,738.5    $1,684.9
                                                                              ========    ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                   Year Ended March 31

(in millions)                                                                  2000      1999        1998
-------------                                                                 -------   -------    -------
Operating activities:
   Net income                                                                  $165.5    $185.3    $103.7
   Adjustments to reconcile net income to net cash provided
     (required) by operating activities:
         Depreciation and amortization                                           80.3      72.0      73.0
         Deferred income taxes                                                   13.0       4.2       8.9
         Gain on sale of property, plant and equipment and other assets         (10.5)    (24.6)     (4.2)
         Other                                                                    9.2       7.2      (1.1)
         Changes in assets and liabilities, net of effects from acquisitions:
             (Increase) decrease in receivables                                  17.4      45.3    (150.9)
             (Increase) decrease in inventories                                  43.0     (47.9)     (3.2)
             (Increase) decrease in other assets                                  2.8     (13.9)    (30.6)
             Increase (decrease) in accounts payable and accrued liabilities    (60.4)    (53.0)    121.1
             Increase in other liabilities                                       14.7       1.8       4.2
                                                                               ------    ------    ------
                 Total adjustments                                              109.5      (8.9)     17.2
                                                                               ------    ------    ------
   Net cash provided by operating activities                                    275.0     176.4     120.9

Investing activities:
   Proceeds from sale of property, plant and equipment and other assets          77.7     178.7      81.4
   Capital expenditures                                                        (174.0)   (208.3)   (129.4)
   Payment for purchase of acquisitions, net of cash acquired                   (25.6)    (82.8)    (60.2)
                                                                               ------    ------    ------
   Net cash required by investing activities                                   (121.9)   (112.4)   (108.2)

Financing activities:
   Issuance of common stock                                                       2.3       4.8       2.4
   Stock repurchases                                                            (84.9)    (79.5)       --
   Net borrowings (repayments) of short-term debt                               (10.9)     80.0      34.5
   Payments to retire long-term debt                                            (27.5)    (29.5)    (29.4)
   Dividends paid                                                               (28.7)    (29.4)    (29.3)
                                                                               ------    ------    ------
   Net cash required by financing activities                                   (149.7)    (53.6)    (21.8)
                                                                               ------    ------    ------

Net increase (decrease) in cash and equivalents                                   3.4      10.4      (9.1)
Cash and equivalents at beginning of period                                      13.5       3.1      12.2
                                                                               ------    ------    ------
Cash and equivalents at end of period                                          $ 16.9    $ 13.5    $  3.1
                                                                               ======    ======    ======


Interest paid in fiscal 2000, 1999, and 1998 was $20.7, $20.5 and $23.1, respectively.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                        Common           Common         Capital
                                        Shares           Stock            in
(in millions except share            (100,000,000        $1.00         Excess of        Retained
and per share data)                   Authorized)      Par Value       Par Value        Earnings
                                     ------------      ---------       ---------        --------
Balance at March 31, 1997             43,046,365        $   43.0        $  280.5        $  493.2

     Net income                               --              --              --           103.7
     Currency translation
         adjustments                          --              --              --              --

     Comprehensive income
     Cash dividends
         ($0.68 per share)                    --              --              --           (29.4)

     Other                               442,911             0.5             7.2              --
                                      ----------        --------        --------        --------

Balance at March 31, 1998             43,489,276            43.5           287.7           567.5


      Net income                              --              --              --           185.3
     Currency translation
         adjustments                          --              --              --              --

     Comprehensive income

     Cash dividends
         ($0.69 per share)                    --              --              --           (29.9)

      Stock repurchases                       --              --              --              --

      Other                              216,360             0.2             4.9              --
                                      ----------        --------        --------        --------

BALANCE AT MARCH 31, 1999             43,705,636            43.7           292.6           722.9


     NET INCOME                               --              --              --           165.5
    CURRENCY TRANSLATION
         ADJUSTMENTS                          --              --              --              --

     COMPREHENSIVE INCOME
     CASH DIVIDENDS
         ($0.72 PER SHARE)                    --              --              --           (27.8)

      STOCK REPURCHASES                       --              --              --              --

      OTHER                               90,715             0.1             2.5              --
                                      ----------        --------        --------        --------
BALANCE AT MARCH 31, 2000             43,796,351        $   43.8        $  295.1        $  860.6
                                      ==========        ========        ========        ========



                                    Accumulated
                                       Other                                Treasury          Total
                                   Comprehensive         Treasury             Stock        Stockholders'
                                       Income             Shares             At Cost          Equity
                                   -------------       ------------         --------       -------------
Balance at March 31, 1997             $   (7.2)                                              $  809.5

     Net Income                             --                                                  103.7
     Currency translation
         adjustments                      (4.0)                                                  (4.0)
                                                                                             --------
     Comprehensive income
                                                                                                 99.7
     Cash dividends
         ($0.68 per share)                  --                                                  (29.4)

     Other                                  --                                                    7.7
                                      --------         ------------         --------         --------

Balance at March 31, 1998                (11.2)                                                 887.5


      Net income                            --                                                  185.3
     Currency translation
         adjustments                      (9.4)                                                  (9.4)
                                                                                             --------
     Comprehensive income
                                                                                                175.9

     Cash dividends
         ($0.69 per share)                  --                                                  (29.9)

      Stock repurchases                     --           (2,363,932)        $  (79.5)           (79.5)

      Other                                 --                   --               --              5.1
                                      --------         ------------         --------         --------

BALANCE AT MARCH 31, 1999                (20.6)          (2,363,932)           (79.5)           959.1


     NET INCOME                             --                   --               --            165.5
    CURRENCY TRANSLATION
         ADJUSTMENTS                       0.8                   --               --              0.8
                                                                                             --------
     COMPREHENSIVE INCOME
                                                                                                166.3
     CASH DIVIDENDS
         ($0.72 PER SHARE)                  --                   --               --            (27.8)

      STOCK REPURCHASES                     --           (2,941,839)           (84.9)           (84.9)

      OTHER                                 --             (149,972)            (0.2)             2.4
                                      --------         ------------         --------         --------
BALANCE AT MARCH 31, 2000             $  (19.8)          (5,455,743)        $ (164.6)        $1,015.1
                                      ========         ============         ========         ========


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

         For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash investments and receivables. The Company places its cash investments in investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer. Concentrations of credit risk with respect to receivables are limited due to control procedures to monitor the credit worthiness of customers, the large number of customers in the Company's customer base, and their dispersion across different industries and geographic areas. The Company maintains an allowance for losses based upon the expected collectibility of all receivables.

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

         Inventories and investments are valued at the lower of cost or market, with cost determined principally on the specific identification method. Market is replacement cost or net realizable value.

         Depreciation and amortization are generally computed by the straight-line method on the estimated useful lives of the assets, generally 2 to 30 years. The costs of ordinary maintenance and repair are charged to expense while renewals and major replacements are capitalized.

         Diluted net income per common share is based on the weighted average shares outstanding plus the assumed exercise of dilutive stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price of Trinity's common stock. Basic net income per common share is based on the weighted average number of common shares outstanding for the period. The numerator for both basic net income per common share and diluted net income per common share is net income. The difference between the denominator in the basic calculation and the denominator in the diluted calculation is attributable to the effect of employee stock options.

         The Company generally recognizes revenue when products are shipped or services are provided. Revenues for contracts providing for a large number of units and few deliveries are recorded as units are produced.

         In fiscal 1999, Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. Adoption of this Statement is currently proposed to be effective for fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of this Statement will have a material impact on its financial statements.

         Certain reclassifications have been made to prior year statements to conform to the current year presentation.

SEGMENT INFORMATION

         Trinity manufactures, sells and leases a wide variety of products principally in the following segments or groups: (1) the Railcar Group, which manufactures and sells railcars; (2) the Inland Barge Group, consisting of barges and related products for inland waterway services; (3) the Parts & Services Group, which manufactures and sells various parts to manufacturers of railcars and other industrial products and provides services such as railcar maintenance, fleet management, and leasing; (4) the Highway Construction Products Group, consisting primarily of highway guardrail and safety products, and girders, and beams used in the construction of highway and railway bridges;
(5) the Concrete & Aggregate Group, composed of ready-mix concrete and aggregate; and (6) the Industrial Group, which manufactures and sells containers, weld fittings (tees, elbows, reducers, caps and flanges) used in pressure piping systems, and pressure and non-pressure containers for the storage and transportation of liquefied gases and other liquid and dry products. Finally, All Other includes transportation services, the Company's captive insurance company, and other peripheral businesses.

         The financial information for these segments is shown in the table below. The Company operates principally in the continental United States, Mexico, Romania, Argentina, and Brazil. Intersegmental sales are at market prices.



YEAR ENDED MARCH 31, 2000
(IN MILLIONS)                                            REVENUES
                                         ------------------------------------  OPERATING
                                                                                 PROFIT               DEPRECIATION &     CAPITAL
                                          OUTSIDE     INTERSEGMENT    TOTAL      (LOSS)     ASSETS    AMORTIZATION    EXPENDITURES
                                         ---------    ------------   --------  ---------   --------  --------------  -------------
RAILCAR GROUP                            $1,515.3       $  5.9      $1,521.2     $167.9    $  443.3     $ 12.8          $ 19.4

INLAND BARGE GROUP                          205.4           --         205.4       26.8        63.7        5.4             1.5

PARTS & SERVICES GROUP                      305.1        121.5         426.6       72.6       562.9       23.4            92.4

HIGHWAY CONSTRUCTION PRODUCTS GROUP         193.8           --         193.8       35.3        94.6        2.8             4.8

CONCRETE & AGGREGATE GROUP                  251.8           --         251.8       26.0       139.5       19.4            23.0

INDUSTRIAL GROUP                            218.1          1.3         219.4       15.1       133.4        5.0             8.7

ALL OTHER                                    51.1         61.9         113.0        3.1        48.3        6.5             7.8

ELIMINATIONS & CORPORATE ITEMS                 --           --        (190.6)     (67.8)      252.8        5.0            16.4
                                         --------       ------      --------     ------    --------     ------          ------

CONSOLIDATED TOTAL                                                  $2,740.6     $279.0    $1,738.5     $ 80.3          $174.0
                                                                    ========     ======    ========     ======          ======


YEAR ENDED MARCH 31, 1999
(in millions)                                         REVENUES
                                          --------------------------------    OPERATING
                                                                                PROFIT                DEPRECIATION &      CAPITAL
                                          OUTSIDE   INTERSEGMENT    TOTAL       (LOSS)      ASSETS    AMORTIZATION     EXPENDITURES
                                          --------  ------------  --------    ---------    --------   -------------    ------------

Railcar Group                             $1,694.0     $  6.9     $1,700.9      $172.9     $  489.5     $ 12.5            $ 30.0

Inland Barge Group                           196.4         --        196.4        13.4         75.4        6.4               1.0

Parts & Services Group                       342.5      155.6        498.1        87.2        558.6       20.8             134.7

Highway Construction Products Group          162.0         --        162.0        26.7         99.2        3.3               2.1

Concrete & Aggregate Group                   238.9         --        238.9        25.6        118.5       18.5              15.6

Industrial Group                             229.4        1.4        230.8         8.5         89.6        2.0               7.2

All Other                                     63.7       64.9        128.6        10.2         31.5        5.5               6.6

Eliminations & Corporate Items                  --         --       (228.8)      (59.6)       222.6        3.0              11.1
                                          --------     ------     --------      ------     --------     ------            ------

Consolidated Total                                                $2,926.9      $284.9     $1,684.9     $ 72.0            $208.3
                                                                  ========      ======     ========     ======            ======



YEAR ENDED MARCH 31, 1998
(in millions)                                         REVENUES
                                          --------------------------------    OPERATING
                                                                                PROFIT                DEPRECIATION &      CAPITAL
                                          OUTSIDE   INTERSEGMENT    TOTAL       (LOSS)      ASSETS    AMORTIZATION     EXPENDITURES
                                          --------  ------------  --------    ---------    --------   -------------    ------------

Railcar Group                             $1,095.7     $  9.3     $1,105.0      $113.9     $  403.0     $ 11.6           $ 23.8

Inland Barge Group                           335.2         --        335.2        31.5        100.9        7.4              2.3

Parts & Services Group                       282.1       81.6        363.7        77.8        499.9       19.9             74.3

Highway Construction Products Group          153.6         --        153.6        25.8         90.5        3.6              0.7

Concrete & Aggregate                         198.7         --        198.7        21.1        112.6       17.2              8.4

Industrial Group                             316.2        3.0        319.2        33.3        204.3        5.1              3.4

All Other                                     91.5       56.0        147.5         8.7         31.3        5.8              8.7

Eliminations & Corporate Items                  --         --       (149.9)      (56.2)       131.4        2.4              7.8
                                          --------     ------     --------      ------     --------     ------           ------

Consolidated Total                                                $2,473.0      $255.9     $1,573.9     $ 73.0           $129.4
                                                                  ========      ======     ========     ======           ======

         Total revenues from external customers attributed to foreign operations for fiscal 2000, 1999, and 1998 are $72.0 million, $42.6 million, and $55.3 million, respectively. The Railcar Group includes revenues from one customer which accounted for 12.6 percent, 9.9 percent, and 10.1 percent of consolidated revenues in fiscal 2000, 1999, and 1998, respectively. Long-lived assets located outside the United States in fiscal 2000, 1999, and 1998 are $110.2 million, $52.6 million, and $30.8 million, respectively.

         Corporate assets are composed of cash and equivalents, notes receivable, land held for investment, certain property, plant and equipment, and other assets. Capital expenditures do not include business acquisitions.

         Segment operating profit excludes administrative overhead of the corporate office and certain shared services of the businesses, which are included in Eliminations & Corporate Items.


ACQUISITIONS

         The Company made certain acquisitions during fiscal 2000, 1999, and 1998 accounted for by the purchase method. The aggregate purchase price for these acquisitions was $87.4 million, $104.4 million, and $70.8 million, respectively. Goodwill, which is included in other assets and amortized over periods ranging from 10 to 30 years, of $9.3 million and $65 million was recorded on the 2000 and 1999 acquisitions, respectively. The acquired operations have been included in the consolidated financial statements from the effective dates of the acquisitions. Proforma results would not have been materially different from actual results for any year presented.


STOCK PLANS

         The Company's 1998 Stock Option and Incentive Plan provides for awarding 2,000,000 shares of common stock plus shares covered by forfeited, expired, and canceled options granted under prior plans for a total of 1,480,827 shares available for issuance at March 31, 2000, with a maximum of 600,000 shares being available for issuance as restricted stock or in satisfaction of performance or other awards. The plan provides for the granting of: nonqualified and incentive stock options having maximum ten-year terms to purchase common stock at its market value on the award date; stock appreciation rights based on common stock fair market values with settlement in common stock or cash; restricted stock; and performance awards with settlement in common stock or cash on achievement of specific business objectives. Under previous plans, nonqualified and incentive stock options and restricted shares were granted at their fair market values. One grant provided for granting reload options for the remaining term of the original grant at the common stock market value on the date shares already owned by the optionee are surrendered in payment of the option exercise price. Options become exercisable in various percentages over periods ranging up to eight years.

                                                                   Year Ended March 31
                                      ------------------------------------------------------------------------------
                                               2000                        1999                      1998
                                      ------------------------   ------------------------   ------------------------
                                                     Weighted                   Weighted                   Weighted
                                                     Average                    Average                    Average
                                                     Exercise                   Exercise                   Exercise
                                        Shares        Price        Shares        Price       Shares          Price
                                      ----------    ----------   ----------    ----------   ----------    ----------
Outstanding beginning of year          2,059,983    $    29.81    1,982,495    $    26.01    1,962,722    $    26.72
Halter property distribution                  --            --           --            --      499,369            --
Granted                                  636,306         30.06      414,663         39.76      389,218         46.44
Exercised                               (147,309)        21.02     (314,453)        18.73     (554,357)        20.78
Canceled                                 (22,144)        36.32      (22,722)        33.26     (314,457)        23.63
                                      ----------    ----------   ----------    ----------   ----------    ----------
Outstanding end of year                2,526,836         30.33    2,059,983         29.81    1,982,495         26.01
                                      ==========    ==========   ==========    ==========   ==========    ==========
Exercisable                            1,319,168         28.32      961,903         23.92      967,973         19.34
                                      ==========    ==========   ==========    ==========   ==========    ==========


                                                                              March 31, 2000
                                   -----------------------------------------------------------------------------
                                            Outstanding Options
                                   ---------------------------------------------
                                                           Weighted Average             Exercisable Options
                                                   -----------------------------   -----------------------------
                                                     Remaining                                        Weighted
                                                    Contractual      Exercise                         Average
Exercise Price Range                   Shares       Life (Years)       Price           Shares         Price
--------------------               -------------   -------------   -------------   -------------   -------------
$13.22 - $23.91                          633,578             2.2   $       18.82         532,116   $       18.35
  24.50 - 29.29                          515,531             6.6           25.62         313,664           25.65
  29.44 - 38.81                          738,164             8.4           30.63         182,226           32.86
  39.31 - 53.81                          639,563             7.9           45.18         291,162           46.58
                                   -------------   -------------   -------------   -------------   -------------
$13.22 - $53.81                        2,526,836             6.3           30.33       1,319,168           28.32
                                   =============   =============   =============   =============   =============


         In connection with the Halter property distribution, outstanding stock options were adjusted to preserve their economic value.

         The Company has elected to apply the accounting provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its Interpretations and, accordingly, no compensation cost has been recorded for stock options. The effect of computing compensation cost in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and the weighted average fair value of options granted during 2000, 1999, and 1998 using the Black-Scholes option pricing method is shown in the accompanying table.

                                         2000            1999            1998
                                     ------------    ------------    ------------
Estimated fair value per
      share of options granted       $       9.10    $      15.49    $      17.72
Pro forma:
    Net income (millions)            $      162.1    $      183.1    $      102.7
    Per diluted share                $       4.06    $       4.20    $       2.34
Black-Scholes assumptions:
    Expected option life
         (years)                              5.7             6.7             6.5
    Risk-free interest rate                  6.10%           6.00%           7.05%
    Dividend yield                           3.10%           1.82%           1.56%
    Common stock volatility                 0.328           0.393           0.283

RESTRICTED STOCK
                                         2000            1999            1998
                                     ------------    ------------    ------------
Shares awarded                             50,000          42,000          24,000
Grant date fair value
     per share                       $      27.94    $      39.04    $      53.00
Outstanding at March 31                   131,500          81,500          40,500




DEBT

LONG-TERM DEBT                                                       March 31

(in millions)                                                     2000     1999
                                                                 ------   ------
3.0-9.25 percent industrial development revenue bonds
   payable in varying amounts through 2005                       $  1.6   $  2.0

6.0-6.46 percent promissory notes, generally payable
   annually through 2008                                           28.2     30.0

6.96-9.44 percent equipment trust certificates to
   institutional investors generally payable in semi-annual
   installments of varying amounts through 2003                    57.4     81.4

8.0-11.3 percent notes payable monthly through 2003                 8.2      7.2
                                                                 ------   ------
                                                                 $ 95.4   $120.6
                                                                 ======   ======

         The fair value of non-traded, fixed-rate outstanding debt, estimated using discounted cash flow analysis, approximates its carrying value. Principal payments due during the next five years are: 2001 - $55.5; 2002 - $25.9; 2003 - $11.5; 2004 - $1.9; and 2005 - $0.2.

         The trustees of the equipment trusts have been assigned title to railcars with a net book value of $130.3 at March 31, 2000 for the life of the respective equipment trusts. Leases relating to such railcars financed by equipment trust certificates have been assigned as collateral.


SHORT-TERM DEBT

         Short-term debt primarily consists of money market borrowings, generally due within 30 days, with interest rates ranging from 5.21% to 6.74% in 2000 and 5.21% to 5.76% in 1999.


PROPERTY, PLANT AND EQUIPMENT                                     March 31
(in millions)                                                2000         1999
                                                           --------     --------
Land                                                       $   51.0     $   38.6
Buildings and improvements                                    261.0        226.8
Machinery                                                     528.6        487.5
Equipment on lease                                            429.0        428.4
Construction in progress                                       35.3         32.3
                                                           --------     --------
                                                           $1,304.9     $1,213.6
                                                           ========     ========


         Equipment on lease consists primarily of railcars leased by the Company to third parties. The Company enters into lease contracts with third parties with terms generally ranging between one and fifteen years, wherein equipment manufactured by Trinity is leased for a specified type of service over the term of the contract. The Company enters primarily into operating leases. Future minimum rental revenues on leases in each fiscal year are: 2001 - $56.2; 2002 - $49.3; 2003 - $41.8; 2004 - $35.5; 2005 - $27.3; and $112.6 thereafter.

INCOME TAXES
(in millions except percent data)

The components of the provision for income taxes are:

                                   Year Ended March 31

                                 2000     1999     1998
                                ------   ------   ------
Current:
          Federal               $ 78.5   $ 96.2   $ 48.0
          State                    5.2     10.7      5.3
          Foreign                  0.7       --       --
                                ------   ------   ------

                                  84.4    106.9     53.3

Deferred                          13.0      4.2      8.9
                                ------   ------   ------

Total                           $ 97.4   $111.1   $ 62.2
                                ======   ======   ======

         Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax liabilities and assets are:


                                                                    March 31

                                                                2000       1999
                                                               -------   -------
Deferred tax liabilities:
  Depreciation                                                 $  78.3   $  72.8
  Deductions related to inventory and
   other assets of foreign operations                              7.4       7.9
  Other                                                            8.6        --
                                                               -------   -------
                                                                  94.3      80.7
Deferred tax assets:
  Pensions and other benefits                                     34.2      33.1
  Accounts receivable, inventory, and other
   asset valuation accounts                                        1.6       8.6
  Other                                                             --       5.0
                                                               -------   -------
  Total deferred tax assets                                       35.8      46.7
                                                               -------   -------
Net deferred tax liabilities                                   $  58.5   $  34.0
                                                               =======   =======


         The provision for income taxes results in effective tax rates different from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and the Company's effective income tax rate:

                                                        Year Ended March 31

                                                  2000        1999        1998
                                                 ------      ------      ------
Statutory rate                                     35.0%       35.0%       35.0%
State taxes                                         1.3         2.4         2.1
Other (net)                                         0.8         0.1         0.4
                                                 ------      ------      ------

Effective tax rate                                 37.1%       37.5%       37.5%
                                                 ======      ======      ======

         In fiscal 2000, 1999, and 1998, income taxes of $85.2, $111.6, and
$33.6, respectively, were paid net of refunds received. Income before income taxes for fiscal 2000, 1999, and 1998 was $252.9, $287.2, and $159.5, respectively, for U.S. operations, and $10.0, $9.2, and $6.4, respectively, for foreign operations. The Company has not provided U.S. deferred income taxes on the undistributed earnings of its foreign subsidiaries based on the determination that such earnings will be indefinitely reinvested. Undistributed earnings of the Company's foreign subsidiaries were $29.1 as of March
31, 2000.

EMPLOYEE RETIREMENT PLANS
(in millions except percent data)

         The Company sponsors defined benefit pension and defined contribution profit sharing plans which provide income and death benefits for eligible employees.

                                                             Year Ended March 31
                                                    2000              1999              1998
                                               -------------     -------------     -------------
Actuarial Assumptions
Obligation discount rate                                8.25%             7.25%             7.25%
Compensation increase rate                              4.75%             4.75%             4.75%
Long-term rate of return on plan assets                    9%                9%                9%

Expense Components
Service cost                                   $        13.5     $        11.4     $        12.5
Interest                                                12.9              11.2              10.5
Expected return on assets                              (14.3)            (13.1)            (10.2)
Amortization and deferral                               (0.1)             (0.1)               --
Profit sharing                                           4.2               5.3               4.5
                                               -------------     -------------     -------------
Net expense                                    $        16.2     $        14.7     $        17.3
                                               =============     =============     =============

Benefit Obligations
Beginning of year                              $       163.2     $       156.1     $       127.5
Service cost                                            13.5              11.4              12.5
Interest                                                12.9              11.2              10.5
Benefits paid                                           (5.0)             (6.1)             (6.9)
Actuarial (gain) loss                                  (20.6)             (3.5)             12.5
Sale of Beaird Industries, Inc.                           --              (5.9)               --
                                               -------------     -------------     -------------
End of year                                    $       164.0     $       163.2     $       156.1
                                               =============     =============     =============

Under funded plans                             $         6.1     $       147.9     $        20.4
Over funded plans                                      157.9              15.3             135.7
                                               =============     =============     =============

Plans' Assets
Beginning of year                              $       160.0     $       153.4     $       114.3
Actual return on assets                                 11.4              12.3              33.3
Employer contributions                                   2.7               5.1              12.7
Benefits paid                                           (5.0)             (6.1)             (6.9)
Sale of Beaird Industries, Inc.                           --              (4.7)               --
                                               -------------     -------------     -------------
End of year                                    $       169.1     $       160.0     $       153.4
                                               =============     =============     =============

Under funded plans                             $          --     $       140.4     $        13.2
Over funded plans                                      169.1              19.6             140.2
                                               =============     =============     =============

Consolidated Balance Sheet Components
Funded status                                  $        (5.1)    $         3.2     $         2.7
Unamortized transition obligation                        1.4               1.6               1.9
Unrecognized prior service cost                         (1.1)             (1.1)             (1.4)
Unrecognized loss (gain)                                14.4              (3.4)             (5.9)
                                               -------------     -------------     -------------
Net obligation (asset)                         $         9.6     $         0.3     $        (2.7)
                                               =============     =============     =============

Accrued                                        $        14.5     $         5.6     $         5.7
Prepaid                                                  4.9               5.3               8.4
                                               -------------     -------------     -------------
Net accrued (prepaid)                          $         9.6     $         0.3     $        (2.7)
                                               =============     =============     =============

CONTINGENCIES

         In September 1997, the Company settled a 13 year-old lawsuit brought against a former subsidiary of the Company by Morse/Diesel, Inc. The settlement resulted in an after-tax charge of $43.8 million being recorded in fiscal 1998. The Company has not participated in the business associated with this matter since 1989. In April 1998, the Company settled a 5 year-old patent infringement lawsuit brought by Johnstown America Corp. for $10.5 million, net of tax.

         The Company is involved in various other claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the Company's consolidated financial statements.


STOCKHOLDER'S RIGHTS PLAN

         The Company has adopted a Stockholder's Rights Plan to replace its existing plan which expired April 27, 1999. On March 11, 1999, the Board of Directors of the Company declared a dividend distribution of one right for each outstanding share of the Company's common stock, $1.00 par value, to stockholders of record at the close of business on April 27, 1999. Each right entitles the registered holder to purchase from the Company one one-hundredth (1/100) of a share of Series A Preferred Stock at a purchase price of $200.00 per one one-hundredth (1/100) of a share, subject to adjustment. The rights are not exercisable or detachable from the common stock until ten business days after a person acquires beneficial ownership of twelve percent or more of the Company's common stock or if a person or group commences a tender or exchange offer upon consummation of which that person or group would beneficially own twelve percent or more of the common stock. The Company will generally be entitled to redeem the rights at $0.01 per right at any time until the first public announcement that a twelve percent position has been acquired. If any person becomes a beneficial owner of twelve percent or more of the Company's common stock, each right not owned by that person or related parties enables its holder to purchase, at the right's purchase price, shares of the Company's common stock having a calculated value of twice the purchase price of the right.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in millions except per share data)

                                            First       Second       Third        Fourth
                                           Quarter      Quarter      Quarter      Quarter       Year
                                         ----------   ----------   ----------   ----------   ----------
YEAR ENDED MARCH 31, 2000:
      REVENUES                           $    693.4        700.0        700.8        646.4      2,740.6
      OPERATING PROFIT                   $     77.4         76.9         68.8         55.9        279.0
      NET INCOME                         $     45.0         46.3         40.3         33.9        165.5

      NET INCOME PER COMMON SHARE:
        BASIC                            $     1.11         1.17         1.03         0.87         4.17
        DILUTED                          $     1.10         1.16         1.02         0.87         4.15

Year ended March 31, 1999:
      Revenues                           $    711.5        717.4        722.9        775.1      2,926.9
      Operating profit                   $     74.1         74.7         69.7         66.4        284.9
      Net income (1)                     $     57.8         44.8         41.8         40.9        185.3

      Net income per common share: (1)
        Basic                            $     1.33         1.03         0.97         0.97         4.31
        Diluted                          $     1.31         1.02         0.96         0.96         4.25

(1) Results for the first quarter of fiscal 1999 included a non-recurring net-of-tax gain of $13.8 million, or 32 cents a diluted share. Excluding this net gain, net income would have been $171.5 million, or $3.93 a diluted share in fiscal 1999.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


         None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


         DIRECTORS OF THE REGISTRANT.

         Information concerning the directors of the Registrant is incorporated herein by reference from the Registrant's proxy statement dated June 19, 2000 for the 2000 Annual Meeting of Stockholders, beginning on page 4, under the heading "Nominees".

            EXECUTIVE OFFICERS OF THE REGISTRANT.*

         The following table sets forth the names and ages of all executive officers of the Registrant, all positions and offices with the Registrant presently held by them, the year each person first became an officer and the term of each person's office:

                                                                                   Officer            Term
Name(1)                            Age                     Office                   Since           Expires
----                               ---           ------------------------------    ------          ----------
Timothy R. Wallace                 46            Chairman & Chief                  1993            July 2000
                                                 Executive Officer
John L. Adams                      55            Executive Vice President          1999            July 2000
Mark W. Stiles                     51            Senior Vice President             1993            July 2000
Jim S. Ivy                         56            Vice President &                  1998            July 2000
                                                    Chief Financial Officer
John R. Nussrallah                 53            Group President                   2000            July 2000
Douglas H. Schneider               61            Group President                   2000            July 2000
Jack L. Cunningham, Jr.            55            Vice President, Labor             1982            July 2000
                                                    Relations
Michael G. Fortado                 56            Vice President, General           1997            July 2000
                                                    Counsel, & Secretary
Graceanna Jones                    50            Vice President,                   2000            July 2000
                                                    Communications
John M. Lee                        39            Vice President, Business          1994            July 2000
                                                    Development
Michael J. Lintner                 57            Vice President, Human             1999            July 2000
                                                    Resources
William A. McWhirter, II           36            Vice President, Mergers           2000            July 2000
                                                    & Acquisitions, President
                                                    Concrete & Aggregate
Joseph F. Piriano                  63            Vice President, Purchasing        1992            July 2000
Linda S. Sickels                   49            Vice President, Government        1995            July 2000
                                                    Relations
Neil O. Shoop                      56            Treasurer                         1985            July 2000
Christine Stucker                  38            Controller                        1999            July 2000

* This data is furnished as additional information pursuant to instructions to
Item 401 to Regulation S-K and in lieu of inclusion in the Registrant's Proxy Statement.

(1) Mr. Adams joined the Registrant in 1999. Prior to this year, Mr. Adams served as chief executive officer for a national financial institution. Mr. Ivy joined the Registrant in 1998. Prior to that, Mr. Ivy was a senior audit partner for a national public accounting firm. Mr. Fortado joined the Registrant in 1997. Prior to that, Mr. Fortado served one year as senior vice president, general counsel, and corporate secretary for an oil and gas exploration company and prior to that as vice president, corporate secretary, and assistant general counsel for an integrated energy company. Mr. Nussrallah joined the Registrant in 1994. Mr. Nussrallah was designated as an executive officer in fiscal 2000 and has held the position of Group President in the railcar segment for at least the last five years. Mr. Schneider joined the Registrant in 1995. Mr. Schneider was designated as an executive officer in fiscal 2000 and has held the position of Group President of Inland Barge for at least the last five years. Ms. Jones joined the Registrant in 1999. Prior to this year, Ms. Jones held various senior level positions with an oilfield services company. Mr. Lintner joined the Registrant in 1999. Prior to this year, Mr. Lintner held executive officer positions with administrative outsourcing and professional staffing businesses. Mr. McWhirter joined the Registrant in 1985. Prior to this year, he served as President of the Transit Mix Division, a post which he still holds. Ms. Stucker joined the Registrant in 1985. Prior to this year, Ms. Stucker served as an officer of various operational divisions. All of the other above-mentioned executive officers have been in the full-time employ of the Registrant or its subsidiaries for more than five years. Although the titles of certain such officers have changed during the past five years, all have performed essentially the same duties during such period of time except for Timothy R. Wallace and Mark W. Stiles. Mr. Wallace became Chairman and Chief Executive Officer on December 31, 1998. He was previously the President and Chief Operating Officer. In addition to Group President, Mr. Stiles became Senior Vice President on June 10, 1999.

ITEM 11. EXECUTIVE COMPENSATION.

         Information on executive compensation is incorporated herein by reference from the Registrant's proxy statement dated June 19, 2000 for the 2000 Annual Meeting of Stockholders, beginning on page 8, under the heading "Executive Compensation and Other Matters".


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Registrant's proxy statement dated June 19, 2000 for the 2000 Annual Meeting of Stockholders, beginning on page 2, under the heading "Voting Securities and Stockholders".


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. None.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

No form 8-K was filed in fiscal 2000.

                         Report of Independent Auditors


The Board of Directors and Stockholders
Trinity Industries, Inc.

 We have audited the consolidated financial statements of Trinity Industries, Inc. as of March 31, 2000 and 1999, and for each of the three years in the period ended March 31, 2000, and have issued our report thereon dated May 16, 2000. Our audits also included the financial statement schedule of Trinity Industries, Inc. listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.


In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               ERNST & YOUNG LLP


Dallas, Texas
May 16, 2000

                                                                     SCHEDULE II

                            Trinity Industries, Inc.
                         Allowance for Doubtful Accounts
                    Years Ended March 31, 2000, 1999 and 1998
                                  (in millions)

                                                               Additions
                                      Balance at               charged to                Accounts                Balance
                                      beginning                costs and                 charged                  at end
                                       of year                  expenses                   off                    of year
                                   ---------------          ---------------          ---------------          ---------------

Year Ended March 31, 2000          $           1.9          $           0.7          $           0.9          $           1.7
                                   ===============          ===============          ===============          ===============

Year Ended March 31, 1999          $           1.7          $           0.7          $           0.5          $           1.9
                                   ===============          ===============          ===============          ===============

Year Ended March 31, 1998          $           1.0          $           0.9          $           0.2          $           1.7
                                   ===============          ===============          ===============          ===============

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trinity Industries, Inc.                      By  /s/  Michael G. Fortado
------------------------                         ------------------------
Registrant                                       Michael G. Fortado
                                                 Vice President,
                                                 General Counsel, and
                                                 Secretary
                                                 June 7, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Registrant and in the capacities and on the dates indicated:

Directors:                                     Directors (continued)

/s/ David W. Biegler
--------------------------------               --------------------------------
David W. Biegler                               Diana Natalicio
Director                                       Director
June 7, 2000                                   June 7, 2000

/s/ Ronald J. Gafford                          /s/ W. Ray Wallace
--------------------------------               --------------------------------
Ronald J. Gafford                              W. Ray Wallace
Director                                       Director
June 7, 2000                                   June 7, 2000


--------------------------------
Barry J. Galt
Director
June 7, 2000                                   Principal Executive Officer:

/s/ Clifford J. Grum                           /s/ Timothy R. Wallace
--------------------------------               --------------------------------
Clifford J. Grum                               Timothy R. Wallace
Director                                       Chairman
June 7, 2000                                   June 7, 2000

/s/ Dean P. Guerin
--------------------------------
Dean P. Guerin
Director
June 7, 2000                                   Principal Financial Officer:

/s/ Jess T. Hay                                /s/ Jim S. Ivy
--------------------------------               --------------------------------
Jess T. Hay                                    Jim S. Ivy
Director                                       Vice President
June 7, 2000                                   June 7, 2000

                                               Principal Accounting Officer:

/s/ Edmund M. Hoffman                          /s/ John M. Lee
--------------------------------               --------------------------------
Edmund M. Hoffman                              John M. Lee
Director                                       Vice President
June 7, 2000                                   June 7, 2000

                            Trinity Industries, Inc.
                                Index to Exhibits
                                  (Item 14(a))

EXHIBIT
  NO.                                 DESCRIPTION
-------  ---------------------------------------------------------------------

(3.1) Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.A to Registration Statement No. 33-10937 filed April 8,
         1987).

(3.2)    By-Laws of Registrant

(4.1) Specimen Common Stock Certificate of Registrant (incorporated by reference to Exhibit 4.1 to the registrant's Annual Report on Form 10K for the fiscal year ended March 31, 1999).

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

(10.3)   Form of Executive Severance Agreement, as amended, entered into between the Registrant and executive officers of the Registrant (incorporated by reference to Exhibit 10.3 to the registrant's Annual Report on Form
         10K for the fiscal year ended March 31, 1999).                                   *

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


(10.5)   Directors' Retirement Plan adopted December 11, 1986, as amended by
         Amendment No. 1 dated September 10, 1998 (incorporated by reference to
         Exhibit 10.5 to the registrant's Annual Report on Form 10K for the
         fiscal year ended March 31, 1999).                                               *

(10.6)   1989 Stock Option Plan with Stock Appreciation Rights (incorporated by
         reference to Registration Statement No. 33-35514 filed June 20, 1990).           *

(10.7)   1993 Stock Option and Incentive Plan (incorporated by reference to
         Registration Statement No. 33-73026 filed December 15, 1993).                    *

                            Trinity Industries, Inc.
                        Index to Exhibits -- (Continued)
                                  (Item 14(a))

EXHIBIT
  NO.                                 DESCRIPTION
-------  ---------------------------------------------------------------------

(10.8)   Supplemental Profit Sharing Plan for Employees of Trinity Industries
         Inc. and Certain Affiliates as restated effective January 1, 2000.               *

(10.9)   Supplemental Profit Sharing and Deferred Director Fee Trust dated March
         31, 1999 (incorporated by reference to Exhibit 10.10 to the registrant's Annual Report on Form 10K for the fiscal year ended March
         31, 1999).                                                                       *

(10.10)  Supplemental Retirement Plan dated April 1, 1995, as amended by
         Amendment No. 1 dated September 14, 1995 and Amendment No. 2 dated May
         6, 1997 (incorporated by reference to Exhibit 10.11 to the registrant's
         Annual Report on Form 10K for the fiscal year ended March 31, 1999).             *

(10.11)  Deferred Plan for Director Fees dated July 17, 1996, as amended by
         Amendment No. 1 dated September 10, 1998 (incorporated by reference to
         Exhibit 10.12 to the registrant's Annual Report on Form 10K for the
         fiscal year ended March 31, 1999).                                               *

(10.12)  Trinity Industries, Inc. 1998 Stock Option and Incentive Plan
         (incorporated by reference to Registration Statement No. 333-77735
         filed May 4, 1999).                                                              *

(10.13)  Form of Deferred Compensation Plan and Agreement entered into between
         Trinity Industries, Inc. and certain officers of the Registrant
         (incorporated by reference to Exhibit 10.14 to the registrant's Annual
         Report on Form 10K for the fiscal year ended March 31, 1999).                    *

(10.14)  Consulting agreement between the Registrant and W. R. Wallace effective
         January 1, 1999.                                                                 *

(21)     Listing of subsidiaries of the Registrant.

(23)     Consent of Independent Auditors.

(27)     Financial Data Schedules for the fiscal year ended March 31, 2000.


*Management contracts and compensatory plan arrangements.


NOTICE: Exhibits 3.2, 10.8, 10.14, 21, and 27 have been omitted from the reproduction of this Form 10-K. A copy of the Exhibits will be furnished upon written request to Graceanna Jones, Vice President, Communications, Trinity Industries, Inc., P.O. Box 568887, Dallas, Texas 75356-8887. The Registrant may impose a reasonable fee for its expenses in connection with providing the above-referenced Exhibits.