Form 10-Q
period 2000-06-30
TRINITY INDUSTRIES INC
filed 2000-08-08
CIK 99780

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2000

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

                                   37,822,873
       (Number of shares of common stock outstanding as of June 30, 2000)

                                     Part I

    Item 1 - Financial Statements


                            Trinity Industries, Inc.
                           Consolidated Balance Sheet
                       (in millions except per share data)

                                             June 30    March 31
Assets                                        2000        2000
                                           ----------   --------
                                           (unaudited)
Cash and equivalents. . . . . . . . . . . . $   10.0    $   16.9
Receivables . . . . . . . . . . . . . . . .    258.3       349.8
Inventories:
  Raw materials and supplies. . . . . . . .    296.5       257.0
  Work in process . . . . . . . . . . . . .     42.9        37.5
  Finished goods  . . . . . . . . . . . . .     68.4        66.1
                                            --------    --------
                                               407.8       360.6

Property, plant and equipment, at cost. . .  1,348.4     1,304.9
Less accumulated depreciation . . . . . . .   (508.4)     (491.7)
                                            --------    --------
                                               840.0       813.2

Other assets. . . . . . . . . . . . . . . .    230.1       198.0
                                            --------    --------
                                            $1,746.2    $1,738.5
                                            ========    ========

Liabilities and Stockholders' Equity

Short-term debt . . . . . . . . . . . . . . $  252.0    $  170.1
Accounts payable and accrued liabilities. .    315.9       360.9
Long-term debt. . . . . . . . . . . . . . .     61.0        95.4
Deferred income taxes . . . . . . . . . . .     61.2        58.5
Other liabilities . . . . . . . . . . . . .     37.7        38.5
                                            --------    --------
                                               727.8       723.4
                                            --------    --------

Stockholders' equity:
  Common stock - par value $1 per share;
    authorized 100.0 shares; shares issued
    and outstanding at June 30, 2000
    - 43.8; at March 31, 2000 - 43.8. . . .     43.8        43.8
  Capital in excess of par value. . . . . .    295.2       295.1
  Retained earnings . . . . . . . . . . . .    874.6       860.6
  Accumulated other comprehensive income. .    (20.0)      (19.8)
  Treasury stock - (shares held at
    June 30, 2000 - 6.0; at March 31,
    2000 - 5.5), at cost  . . . . . . . . .   (175.2)     (164.6)
                                            --------    --------
                                             1,018.4     1,015.1
                                            --------    --------
                                            $1,746.2    $1,738.5
                                            ========    ========

                            Trinity Industries, Inc.
                          Consolidated Income Statement
                                   (unaudited)
                       (in millions except per share data)


                                                                Three Months
                                                               Ended June 30
                                                               2000     1999
                                                            --------  --------
Revenues. . . . . . . . . . . . . . . . . . . . . . . . .   $  533.7  $  693.4

Operating costs:
  Cost of revenues. . . . . . . . . . . . . . . . . . . .      447.0     572.0
  Selling, engineering and administrative expenses. . . .       49.2      44.0
                                                            --------  --------
                                                               496.2     616.0
                                                            --------  --------
Operating profit. . . . . . . . . . . . . . . . . . . . .       37.5      77.4

Other (income) expense:
  Interest income . . . . . . . . . . . . . . . . . . . .       (1.1)     (0.2)
  Interest expense. . . . . . . . . . . . . . . . . . . .        6.0       5.0
  Other, net. . . . . . . . . . . . . . . . . . . . . . .         -        0.5
                                                            --------  --------
                                                                 4.9       5.3
                                                            --------  --------

Income before income taxes. . . . . . . . . . . . . . . .       32.6      72.1

Provision for income taxes:
  Current . . . . . . . . . . . . . . . . . . . . . . . .       10.3      25.5
  Deferred. . . . . . . . . . . . . . . . . . . . . . . .        1.4       1.6
                                                            --------  --------
                                                                11.7      27.1

Net income  . . . . . . . . . . . . . . . . . . . . . . .   $   20.9  $   45.0
                                                            ========  ========


Net income per common share:

  Basic . . . . . . . . . . . . . . . . . . . . . . . . .   $   0.55  $   1.11
                                                            ========  ========

  Diluted . . . . . . . . . . . . . . . . . . . . . . . .   $   0.55  $   1.10
                                                            ========  ========


Weighted average number of shares outstanding:
  Basic . . . . . . . . . . . . . . . . . . . . . . . . .      38.1       40.6
  Diluted . . . . . . . . . . . . . . . . . . . . . . . .      38.2       41.0

                            Trinity Industries, Inc.
                      Consolidated Statement of Cash Flows
                                   (unaudited)
                                  (in millions)


                                                        Three Months
                                                       Ended June 30
                                                       2000     1999
                                                    --------  --------
Operating activities:
 Net income. . . . . . . . . . . . . . . . . . . . .  $  20.9    $ 45.0
 Adjustments to reconcile net income to net cash
  provided (required) by operating activities:
   Depreciation and amortization . . . . . . . . . .     22.4      19.5
   Deferred income taxes . . . . . . . . . . . . . .      1.4       1.6
   Gain on sale of property, plant and equipment . .     (0.6)     (0.8)
   Other . . . . . . . . . . . . . . . . . . . . . .      2.4       5.4
   Changes in assets and liabilities, net of effects
    from acquisitions:
    Decrease in receivables. . . . . . . . . . . . .     91.5      38.9
    (Increase) decrease in inventories . . . . . . .    (47.2)      7.2
    Increase in other assets . . . . . . . . . . . .    (31.5)     (3.4)
    Decrease in accounts payable and
     accrued liabilities . . . . . . . . . . . . . .    (45.0)    (15.4)
    Decrease in other liabilities. . . . . . . . . .     (0.8)     (0.2)
                                                      -------    ------
     Total adjustments . . . . . . . . . . . . . . .     (7.4)     52.8
                                                      -------    ------
   Net cash provided by operating
     activities. . . . . . . . . . . . . . . . . . .     13.5      97.8

Investing activities:
 Proceeds from sale of property, plant
  and equipment  . . . . . . . . . . . . . . . . . .      1.3       9.9
 Capital expenditures. . . . . . . . . . . . . . . .    (43.0)    (39.9)
 Payment for acquisitions, net of cash acquired. . .     (8.7)     (2.4)
                                                       ------    ------
   Net cash required by
     investing activities. . . . . . . . . . . . . .    (50.4)    (32.4)

Financing activities:
 Issuance of common stock. . . . . . . . . . . . . .       -        0.2
 Net borrowings (repayments) of short-term debt. . .     81.9     (19.0)
 Stock repurchases . . . . . . . . . . . . . . . . .    (10.6)    (36.5)
 Payments to retire long-term debt . . . . . . . . .    (34.4)     (6.5)
 Dividends paid. . . . . . . . . . . . . . . . . . .     (6.9)     (7.4)
                                                       ------    ------
   Net cash provided (required) by
     financing activities. . . . . . . . . . . . . .     30.0     (69.2)
                                                       ------    ------

Net decrease in cash and equivalents . . . . . . . .     (6.9)     (3.8)
Cash and equivalents at beginning of period. . . . .     16.9      13.5
                                                       ------    ------
Cash and equivalents at end of period. . . . . . . .   $ 10.0    $  9.7
                                                       ======    ======

                            Trinity Industries, Inc.
                 Consolidated Statement of Stockholders' Equity
                                   (unaudited)
                  (in millions except share and per share data)

                                       Common Stock
                                   --------------------   Capital             Accumulated
                                                 Amount     in                   Other                            Total
                                      Shares      $1.00    Excess                Compre-       Treasury Stock     Stock-
                                   (100,000,000)   Par     of Par   Retained     hensive       --------------     holders'
                                   (Authorized)  Value     Value   Earnings     Income       Shares     Amount    Equity
                                   ------------  -----    -------  --------   -----------  ----------   ------   -------
Balance at March 31, 1999 . . .     43,705,636   $43.7    $292.6    $722.9        $(20.6)  (2,363,932) $ (79.5)    $959.1
 Net income . . . . . . . . . .           -         -         -       45.0            -          -          -        45.0
 Currency translation
   Adjustments. . . . . . . . .           -         -         -         -            0.8         -          -         0.8
                                                                                                                  -------
 Comprehensive income . . . . .                                                                                      45.8
 Cash dividends
 ($0.18 per share). . . . . . .           -         -         -       (6.7)           -          -          -        (6.7)
 Stock repurchases. . . . . . .           -         -         -         -             -    (1,257,372)   (36.5)     (36.5)
 Other. . . . . . . . . . . . .         11,419      -        0.5        -             -                               0.5
                                    ----------   -----    ------    ------       -------   ----------    -------   ------
Balance June 30, 1999               43,717,055   $43.7    $293.1    $761.2       $ (19.8)  (3,621,304)   $(116.0)  $962.2
                                    ==========   =====    ======    ======       =======   ==========    =======   ======

Balance at March 31, 2000 . . .     43,796,351   $43.8    $295.1    $860.6    $    (19.8)  (5,455,743) $(164.6)  $1,015.1
 Net income . . . . . . . . . .           -         -         -       20.9            -          -          -        20.9
 Currency translation
   Adjustments. . . . . . . . .           -         -         -         -           (0.2)        -          -        (0.2)
                                                                                                                  -------
 Comprehensive income                                                                                                20.7
 Cash dividends
  ($0.18 per share) . . . . . .           -         -         -       (6.9)           -          -          -        (6.9)
 Stock repurchases. . . . . . .           -         -         -         -             -      (518,900)   (10.6)
(10.6)
 Other. . . . . . . . . . . . .           -         -        0.1        -             -         1,165       -         0.1
                                    ----------   -----    ------    ------    ----------    ---------  -------   --------
Balance June 30, 2000 . . . . .     43,796,351   $43.8    $295.2    $874.6    $    (20.0)  (5,973,478) $(175.2)  $1,018.4
                                    ==========   =====    ======    ======    ==========   ==========  =======   ========

                            Trinity Industries, Inc.
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                                  June 30, 2000


                                     General

The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. ("Trinity " or the "Company "). In the opinion of management, all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of June 30, 2000, the results of operations for the three month periods ended June 30, 2000 and 1999 and cash flows for the three month periods ended June 30, 2000 and 1999, in conformity with generally accepted accounting principles, have been made. Because of seasonal and other factors, the results of operations for the three month period ended June 30, 2000 may not be indicative of expected results of operations for the year ending March 31, 2001. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q, and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended March 31, 2000.

                                Stock Repurchases

In the first quarter of fiscal 2001, the Company purchased 518,900 shares of the Company's outstanding common stock at a cost of $10.6 million. The Company has determined that it may purchase additional shares from time to time in the open market and in negotiated transactions. Purchase of additional shares will be based on market conditions and other relevant factors.

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

The financial information for the quarter ended June 30, 2000 and 1999 is shown in the tables below.

Three months ended June 30, 2000 (unaudited)
(in millions)

                                                         Revenues             Operating
                                             -------------------------------    Profit
                                             Outside   Intersegment    Total    (Loss)
                                             -------   ------------   ------  ---------
Railcar Group . . . . . . . . . . . . . .    $214.1        $1.3       $215.4   $ 13.7
Inland Barge Group. . . . . . . . . . . .      50.5          -          50.5      6.8
Parts & Services Group. . . . . . . . . .      82.5        17.2         99.7     13.4
Highway Construction Products Group . . .      61.4          -          61.4     11.7
Concrete & Aggregate Group. . . . . . . .      64.5          -          64.5      5.2
Industrial Group. . . . . . . . . . . . .      50.3         0.1         50.4      2.2
All Other . . . . . . . . . . . . . . . .      10.4        16.0         26.4     (1.6)
Eliminations and Corporate Items. . . . .        -           -         (34.6)   (13.9)
                                                                      -------  ------
Consolidated Total. . . . . . . . . . . .                             $ 533.7  $ 37.5
                                                                      =======  ======

Three months ended June 30, 1999 (unaudited)
(in millions)

                                                        Revenues             Operating
                                            -------------------------------    Profit
                                            Outside   Intersegment   Total    (Loss)
                                            -------   ------------   ------  ---------
Railcar Group . . . . . . . . . . . . . .   $382.7        $2.1       $384.8   $ 41.5
Inland Barge Group. . . . . . . . . . . .     50.8          -          50.8      6.1
Parts & Services Group. . . . . . . . . .     82.3        35.7        118.0     23.9
Highway Construction Products Group . . .     48.3          -          48.3      9.3
Concrete & Aggregate Group. . . . . . . .     65.0          -          65.0      7.7
Industrial Group. . . . . . . . . . . . .     51.8         0.2         52.0      3.9
All Other . . . . . . . . . . . . . . . .     12.5        14.9         27.4      0.7
Eliminations and Corporate Items. . . . .       -           -         (52.9)   (15.7)
                                                                     ------   ------
Consolidated Total  . . . . . . . . . . .                            $693.4   $ 77.4
                                                                     ======   ======

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


                              Results of Operations


                  Three Months Ended June 30, 2000 Compared to
                        Three Months Ended June 30, 1999

Revenues for the first quarter of fiscal 2001 decreased to $533.7 million from $693.4 million primarily due to reduced car shipments in the Railcar Group, which was partially offset by increased revenues in the Highway Construction Products Group. Operating profit decreased to $37.5 million compared to $77.4 million.

Revenues for the Railcar Group decreased to $214.1 million from $382.7 million while operating profit decreased to $13.7 million from $41.5 million. The decline in revenues and operating profit is a result of the significant weakening in demand for new railcars in North America. This creates a very competitive market. Railcar Group operating margins declined due to average sales price declines and inefficiencies associated with changeover of production lines to different car types and start up of new products.

Revenues for the Inland Barge Group decreased slightly to $50.5 million from $50.8 million. Operating profit increased to $6.8 million from $6.1 million, a 11.5% increase. Increased operating profit is due mainly to cost reductions and operating efficiencies.

Revenues decreased by $18.3 million in the Parts & Services Group, from $118.0 (including intersegment sales of $35.7 million), to $99.7 million (including intersegment sales of $17.2 million), while operating profit decreased to $13.4 million from $23.9 million. This decrease in revenues and operating profit is primarily due to the softness in the railcar market and decreased sales of container heads.

Revenues for the Highway Construction Products Group increased to $61.4 million from $48.3 million, a 27.1% increase, while operating profit increased to $11.7 million from $9.3 million, a 25.8% increase. Revenues increased due to a strong construction market, particularly the demand for guardrail.

Revenues for the Concrete & Aggregate Group were $64.5 million compared to $65.0 million, while operating profit decreased to $5.2 million from $7.7 million. Decreased operating profit was primarily attributable to an unusually rainy season over the past three months in principal Texas markets and competitive pricing in certain markets. The revenue declines due to bad weather were mostly offset by increased revenues generated by acquisitions made during fiscal year 2000.

Industrial Group revenues decreased slightly to $50.3 million compared to $51.8 million, while operating profit decreased to $2.2 million from $3.9 million. The reduction of revenues and operating profit is primarily a result of competitive pressure in pricing.

In the quarter ended June 30, 2000, selling, engineering and administrative expenses includes approximately $2 million related to the Company's e-commerce initiatives.

                          Liquidity & Capital Resources

Net cash provided by operating activities decreased to $13.5 million during the first three months of fiscal 2001 compared to $97.8 million in the first three months of fiscal 2000. Capital expenditures during the first three months of fiscal 2001 were approximately $43.0 million of which approximately $24.7 million was for additions to the railcar lease fleet. This compares to $39.9 million of capital expenditures in the first three months of fiscal 2000 of which $15.6 million was for additions to the railcar lease fleet. Expenditures for business acquisitions were $8.7 million. Proceeds from the sale of property, plant and equipment were $1.3 million in the first three months of fiscal 2001 compared to $9.9 million in fiscal 2000.

In the first three months of fiscal 2001, the Company repurchased common stock for $10.6 million. The Company believes cash provided from operations and cash available under uncommitted bank lines of credit will be sufficient to meet its requirements for the remainder of the fiscal year.

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

                                     Part II


Item 4 - Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held July 19, 2000, stockholders elected ten incumbent directors for a one-year term (Proposal 1), approved the Company's Short Term Management Incentive Plan (Proposal 2), approved ratification of Ernst & Young LLP as independent auditors for fiscal year 2001 (Proposal 3), and voted against a proposal requesting the Board of Directors to arrange for the prompt sale of the Company to the highest bidder (Proposal 4). The vote tabulation follows for each proposal:

Proposal 1 - Election of Directors

NOMINEE                                                              For                Withheld
         David W. Biegler                                        34,059,275             1,171,821
          Ronald J. Gafford                                      34,061,005             1,170,091
          Barry J. Galt                                          33,697,791             1,533,305
          Clifford J. Grum                                       34,054,899             1,176,197
          Dean P. Guerin                                         33,668,860             1,562,236
          Jess T. Hay                                            33,688,082             1,543,014
          Edmund M. Hoffman                                      33,664,143             1,566,953
          Diana S. Natalicio                                     33,696,719             1,534,377
          Timothy R. Wallace                                     34,039,186             1,191,910
          W. Ray Wallace                                         33,484,656             1,746,440

Proposal 2 - Management Incentive Plan
         For                        Against                      Abstentions              Broker Non-Votes
       32,326,268                  2,700,709                       204,119                        N/A

Proposal 3 - Independent Auditors
         For                        Against                      Abstentions              Broker Non-Votes
       34,259,516                   160,546                         811,034                       N/A

Proposal 4 - Stockholder Proposal
         For                        Against                      Abstentions              Broker Non-Votes
       5,104,073                   24,499,212                      435,301                  5,192,510

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


                                       Trinity Industries, Inc.

                                         By: \s\ Jim S. Ivy
                                             ----------------------
                                             Jim S. Ivy
                                             Vice President and
                                             Chief Financial Officer

August 7, 2000

                               INDEX TO EXHIBITS

          Exhibit
          Number         Description
          ------         -----------
            27      Financial Data Schedule