Form 10-Q
period 2000-09-30
TRINITY INDUSTRIES INC
filed 2000-11-13
CIK 99780

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2000

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


                                   37,309,410
     (Number of shares of common stock outstanding as of September 30, 2000)

                                     Part I

Item 1 - Financial Statements


                            Trinity Industries, Inc.
                           Consolidated Balance Sheet
                       (in millions except per share data)


                                                                Sept. 30        March 31
Assets                                                            2000            2000
                                                               ----------      ----------
                                                               (unaudited)
Cash and equivalents .....................................     $     58.4      $     16.9
Receivables ..............................................          259.0           349.8
Inventories:
  Raw materials and supplies .............................          239.1           257.0
  Work in process ........................................           51.2            37.5
  Finished goods .........................................          104.4            66.1
                                                               ----------      ----------
                                                                    394.7           360.6

Property, plant and equipment, at cost ...................        1,323.9         1,304.9
Less accumulated depreciation ............................         (515.3)         (491.7)
                                                               ----------      ----------
                                                                    808.6           813.2

Other assets .............................................          251.0           198.0
                                                               ----------      ----------
                                                               $  1,771.7      $  1,738.5
                                                               ==========      ==========

Liabilities and Stockholders' Equity

Short-term debt ..........................................     $    314.0      $    170.1
Accounts payable and accrued liabilities .................          331.5           360.9
Long-term debt ...........................................           46.2            95.4
Deferred income taxes ....................................           55.0            58.5
Other liabilities ........................................           37.1            38.5
                                                               ----------      ----------
                                                                    783.8           723.4
                                                               ----------      ----------
Stockholders' equity:
  Common stock - par value $1 per share;
    authorized 100.0 shares; shares issued
    and outstanding - 43.8  ..............................           43.8            43.8
  Capital in excess of par value .........................          293.4           295.1
  Retained earnings ......................................          854.8           860.6
  Accumulated other comprehensive income (loss) ..........          (20.2)          (19.8)
  Treasury stock - (shares held at
    September 30, 2000 - 6.5; at March 31,
    2000 - 5.5), at cost .................................         (183.9)         (164.6)
                                                               ----------      ----------
                                                                    987.9         1,015.1
                                                               ----------      ----------
                                                               $  1,771.7      $  1,738.5
                                                               ==========      ==========

                            Trinity Industries, Inc.
                          Consolidated Income Statement
                                   (unaudited)
                       (in millions except per share data)

                                                                     Six Months
                                                                   Ended Sept. 30
                                                                2000            1999
                                                             ----------      ----------

Revenues ...............................................     $  1,084.4      $  1,393.4

Operating costs:
  Cost of revenues .....................................          958.5         1,149.0
  Selling, engineering and administrative expenses .....          103.3            90.1
                                                             ----------      ----------
                                                                1,061.8         1,239.1
                                                             ----------      ----------
Operating profit .......................................           22.6           154.3

Other (income) expense:
  Interest income ......................................           (3.3)           (0.4)
  Interest expense .....................................           12.9            10.0
  Other, net ...........................................            1.0            (1.4)
                                                             ----------      ----------
                                                                   10.6             8.2
                                                             ----------      ----------

Income before income taxes .............................           12.0           146.1

Provision (benefit) for income taxes:
  Current ..............................................            4.9            52.2
  Deferred .............................................           (0.6)            2.6
                                                             ----------      ----------
                                                                    4.3            54.8

Net income .............................................     $      7.7      $     91.3
                                                             ==========      ==========


Net income per common share:

  Basic ................................................     $     0.20      $     2.27
                                                             ==========      ==========

  Diluted ..............................................     $     0.20      $     2.26
                                                             ==========      ==========


Weighted average number of shares outstanding:
  Basic ................................................           37.9            40.2
  Diluted ..............................................           38.0            40.4

                            Trinity Industries, Inc.
                          Consolidated Income Statement
                                   (unaudited)
                       (in millions except per share data)

                                                                    Three Months
                                                                   Ended Sept. 30
                                                                2000            1999
                                                             ----------      ----------

Revenues ...............................................     $    550.7      $    700.0

Operating costs:
  Cost of revenues .....................................          511.5           577.0
  Selling, engineering and administrative expenses .....           54.1            46.1
                                                             ----------      ----------
                                                                  565.6           623.1
                                                             ----------      ----------
Operating profit (loss)  ...............................          (14.9)           76.9

Other (income) expense:
  Interest income ......................................           (2.2)           (0.2)
  Interest expense .....................................            6.9             5.0
  Other, net ...........................................            1.0            (1.9)
                                                             ----------      ----------
                                                                    5.7             2.9
                                                             ----------      ----------

Income (loss) before income taxes ......................          (20.6)           74.0

Provision (benefit) for income taxes:
  Current ..............................................           (5.1)           26.7
  Deferred .............................................           (2.3)            1.0
                                                             ----------      ----------
                                                                   (7.4)           27.7

Net income (loss) ......................................     $    (13.2)     $     46.3
                                                             ==========      ==========


Net income (loss) per common share:

  Basic ................................................     $    (0.35)     $     1.17
                                                             ==========      ==========

  Diluted ..............................................     $    (0.35)     $     1.16
                                                             ==========      ==========


Weighted average number of shares outstanding:
  Basic ................................................           37.6            39.7
  Diluted ..............................................           37.6            40.0

                            Trinity Industries, Inc.
                      Consolidated Statement of Cash Flows
                                   (unaudited)
                                  (in millions)

                                                                      Six Months
                                                                    Ended Sept. 30
                                                                 2000            1999
                                                              ----------      ----------
Operating activities:
 Net income .............................................     $      7.7      $     91.3
 Adjustments to reconcile net income to net cash
  provided (required) by operating activities:
   Depreciation and amortization ........................           43.8            40.8
   Provision (benefit) for deferred income taxes ........           (0.6)            2.6
   Gain on sale of property, plant and equipment ........           (8.4)           (3.4)
   Restructuring and other special charges ..............           41.7              --
   Other ................................................            8.5             5.7
   Changes in assets and liabilities, net of effects
    from acquisitions:
    Decrease in receivables .............................           90.8            20.2
    (Increase) decrease in inventories ..................          (45.5)           29.2
    Increase in other assets ............................          (46.5)           (4.0)
    Decrease in accounts payable and
     accrued liabilities ................................          (31.2)          (54.4)
    Increase (decrease) in other liabilities ............           (1.4)            4.1
                                                              ----------      ----------
      Total adjustments .................................           51.2            40.8
                                                              ----------      ----------
   Net cash provided by operating activities ............           58.9           132.1

  Investing activities:
 Proceeds from sale of property, plant
  and equipment .........................................           52.3            22.4
 Capital expenditures ...................................         (111.5)          (72.4)
 Payment for acquisitions, net of cash acquired .........          (16.2)           (2.4)
                                                              ----------      ----------
   Net cash required by investing activities ............          (75.4)          (52.4)

Financing activities:
 Issuance of common stock ...............................             --             0.6
 Stock repurchases ......................................          (22.5)          (58.0)
 Net borrowings of short-term debt ......................          143.9             8.0
 Payments to retire long-term debt ......................          (49.7)          (21.4)
 Dividends paid .........................................          (13.7)          (14.6)
                                                              ----------      ----------
   Net cash provided (required) by
     financing activities ...............................           58.0           (85.4)
                                                              ----------      ----------

Net increase (decrease) in cash and equivalents .........           41.5            (5.7)
Cash and equivalents at beginning of period .............           16.9            13.5
                                                              ----------      ----------
Cash and equivalents at end of period ...................     $     58.4      $      7.8
                                                              ==========      ==========

                            Trinity Industries, Inc.
                 Consolidated Statement of Stockholders' Equity
                                   (unaudited)
                  (in millions except share and per share data)


                                        Common Stock
                                  ---------------------------      Capital                      Accumulated
                                                    Amount           in                            Other
                                      Shares         $1.00          Excess                        Compre-
                                  (100,000,000)       Par           of Par         Retained       hensive
                                   (Authorized)      Value          Value          Earnings        Income
                                  -------------    ----------     ----------      ----------    ------------
Balance at March 31, 1999 .....     43,705,636     $     43.7     $    292.6      $    722.9      $    (20.6)
 Net income ...................             --             --             --            91.3              --
 Currency translation
   Adjustments ................             --             --             --              --             0.4

Comprehensive income ..........
 Cash dividends
  ($0.36 per share) ...........             --             --             --           (13.8)             --
 Stock repurchases ............             --             --             --              --              --
 Other ........................         39,622             --            0.9              --              --
                                    ----------     ----------     ----------      ----------      ----------
Balance September 30, 1999 ....     43,745,258     $     43.7     $    293.5      $    800.4      $    (20.2)
                                    ==========     ==========     ==========      ==========      ==========


Balance at March 31, 2000 .....     43,796,351     $     43.8     $    295.1      $    860.6      $    (19.8)
 Net income ...................             --             --             --             7.7              --
 Currency translation
   Adjustments ................             --             --             --              --            (0.4)

 Comprehensive income .........
 Cash dividends
  ($0.36 per share) ...........             --             --             --           (13.5)             --
 Stock repurchases ............             --             --             --              --              --
 Other ........................             --             --           (1.7)             --              --
                                    ----------     ----------     ----------      ----------      ----------
Balance September 30, 2000 ....     43,796,351     $     43.8     $    293.4      $    854.8      $    (20.2)
                                    ==========     ==========     ==========      ==========      ==========



                                                                          Total
                                         Treasury Stock                   Stock-
                                  -----------------------------          holders'
                                    Shares             Amount             Equity
                                  ----------         ----------         ----------
Balance at March 31, 1999 .....   (2,363,932)        $    (79.5)        $    959.1
 Net income ...................           --                 --               91.3
 Currency translation
   Adjustments ................           --                 --                0.4
                                                                        ----------
Comprehensive income ..........                                               91.7
 Cash dividends
  ($0.36 per share) ...........           --                 --              (13.8)
 Stock repurchases ............   (1,923,372)             (58.0)             (58.0)
 Other ........................           --                 --                0.9
                                  ----------         ----------         ----------
Balance September 30, 1999 ....   (4,287,304)        $   (137.5)        $    979.9
                                  ==========         ==========         ==========


Balance at March 31, 2000 .....   (5,455,743)        $   (164.6)        $  1,015.1
 Net income ...................           --                 --                7.7
 Currency translation
   Adjustments ................           --                 --               (0.4)
                                                                        ----------
 Comprehensive income .........                                                7.3
 Cash dividends
  ($0.36 per share) ...........           --                 --              (13.5)
 Stock repurchases ............   (1,118,900)             (22.5)             (22.5)
 Other ........................       87,702                3.2                1.5
                                  ----------         ----------         ----------
Balance September 30, 2000 ....   (6,486,941)        $   (183.9)        $    987.9
                                  ==========         ==========         ==========

                            Trinity Industries, Inc.
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               September 30, 2000


                                     General

The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. ("Trinity" or the "Company"). In the opinion of management, all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2000, the results of operations for the three and six month periods ended September 30, 2000 and 1999 and cash flows for the six month periods ended September 30, 2000 and 1999, in conformity with generally accepted accounting principles, have been made. Because of seasonal and other factors, the results of operations for the three and six month periods ended September 30, 2000 may not be indicative of expected results of operations for the year ending March 31, 2001. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q, and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended March 31, 2000.

                             Second Quarter Charges

In the second quarter, the Company recorded pretax charges of $51.9 million ($33.2 million after tax), or $0.88 per share, related primarily to restructuring the Company's railcar operations, exiting the flange and valve businesses, writing down certain inventory, curtailing international barge operations, disposing of excess assets, staff reduction of corporate employees, and writing down an investment.

Of the $51.9 million, $44.1 million is included in cost of sales, $4.8 million in selling, engineering, and administrative expenses, and $3.0 million in other expense. The charges included in cost of sales and selling, engineering, and administrative expenses are included in operating profit of the Company's business segments as follows:

                         Railcar Group                           $   21.1
                         Inland Barge Group                           3.7
                         Parts & Services Group                       6.2
                         Industrial Group                             6.5
                         Corporate                                   11.4
                                                                 --------
                           Charged to operating profit               48.9
                         Other expense                                3.0
                                                                 --------
                             Total                               $   51.9
                                                                 ========

The costs included in the second quarter charges are summarized as follows:


                                                                        Reserve
                                              Total       Non-Cash      Balance
                                              Charge       Portion      9/30/00
                                             --------     --------     --------
Property, plant & equipment to be
 disposed of write downs to net
 realizable value                            $   28.4     $   28.4     $     --

Severance - (approximately 3,900
 employees to be substantially paid
 by March 31, 2001)                               4.6           --          4.3

Inventory                                        10.3         10.3           --

Investment                                        3.0          3.0           --

Other                                             5.6           --          5.3
                                             --------     --------     --------


Total                                        $   51.9     $   41.7     $    9.6


                                Stock Repurchases

In the second quarter of fiscal 2001, the Company purchased 600,000 shares of the Company's outstanding common stock at a cost of $11.9 million. The Company has determined that it may purchase additional shares from time to time in the open market and in negotiated transactions. Purchase of additional shares will be based on market conditions and other relevant factors.


                                  Contingencies

The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse affect on the Company's consolidated financial statements.


                              Segments of Business

The Company's operations consist of the following business segments: (1) the Railcar Group, which manufactures and sells railcars; (2) the Inland Barge Group, which manufactures barges and related products for inland waterway services; (3) the Parts & Services Group, which manufactures and sells various parts to manufacturers of railcars and other industrial products and provides services such as railcar maintenance, fleet management, and leasing; (4) the Highway Construction Products Group, which is primarily engaged in the manufacture of highway guardrail and safety products and girders, beams, and columns used in the construction of highway and railway bridges; (5) the Concrete & Aggregate Group, composed of ready-mix concrete and aggregate; and
(6) the Industrial Group, which manufactures and sells containers, weld fittings (tee, elbows, reducers, and caps) used in pressure piping systems, and pressure and non-pressure containers for the storage and transportation of liquefied gases and other liquid and dry products. Finally, All Other includes transportation services, the Company's captive insurance company, Trinity e-ventures, and other peripheral businesses.

The financial information for the quarter and year-to-date ended September 30, 2000 and 1999 is shown in the tables below. See "Second Quarter Charges" for the impact on the Company's business segments of certain charges recorded in the second quarter.


Six months ended September 30, 2000 (unaudited)
(in millions)

                                                                                  Operating
                                                        Revenues                Profit (Loss)
                                           ----------------------------------     After 2nd
                                           Outside    Intersegment     Total     Qtr Charges
                                           --------   ------------   --------   -------------
Railcar Group ........................     $  452.8     $    2.2     $  455.0      $    9.8
Inland Barge Group ...................        100.8           --        100.8           9.1
Parts & Services Group ...............        157.1         33.3        190.4          10.3
Highway Construction Products
 Group ...............................        121.5           --        121.5          22.4
Concrete & Aggregate Group ...........        131.4           --        131.4          12.0
Industrial Group .....................         99.0          0.6         99.6          (0.7)
All Other ............................         21.8         28.0         49.8          (2.1)
Eliminations and Corporate Items .....           --           --        (64.1)        (38.2)
                                                                     --------      --------
Consolidated Total ...................                               $1,084.4      $   22.6
                                                                     ========      ========


Six months ended September 30, 1999 (unaudited)
(in millions)

                                                        Revenues                   Operating
                                           ----------------------------------       Profit
                                           Outside    Intersegment    Total         (Loss)
                                           --------   ------------   --------      ---------
Railcar Group ........................     $  761.5     $    3.9     $  765.4      $   83.7
Inland Barge Group ...................        105.8           --        105.8          13.7
Parts & Services Group ...............        157.7         66.7        224.4          43.1
Highway Construction Products
 Group ...............................        105.9           --        105.9          21.0
Concrete & Aggregate Group ...........        129.2           --        129.2          15.3
Industrial Group .....................        106.4          0.5        106.9           7.9
All Other ............................         26.9         31.1         58.0           2.4
Eliminations and Corporate Items .....           --           --       (102.2)        (32.8)
                                                                     --------      --------
Consolidated Total ...................                               $1,393.4      $  154.3
                                                                     ========      ========

Three months ended September 30, 2000 (unaudited)
(in millions)

                                                                                    Operating
                                                        Revenues                  Profit (Loss)
                                           -----------------------------------      After 2nd
                                           Outside    Intersegment     Total       Qtr Charges
                                           --------   ------------    --------    -------------
Railcar Group ........................     $  238.7     $    1.0      $  239.7      $   (3.9)
Inland Barge Group ...................         50.3           --          50.3           2.3
Parts & Services Group ...............         74.6         16.1          90.7          (3.1)
Highway Construction Products
 Group ...............................         60.1           --          60.1          10.7
Concrete & Aggregate Group ...........         66.9           --          66.9           6.8
Industrial Group .....................         48.7          0.5          49.2          (2.9)
All Other ............................         11.4         11.9          23.3          (0.5)
Eliminations and Corporate Items .....           --           --         (29.5)        (24.3)
                                                                      --------      --------
Consolidated Total ...................                                $  550.7      $  (14.9)
                                                                      ========      ========


Three months ended September 30, 1999 (unaudited)
(in millions)

                                                        Revenues                  Operating
                                           ----------------------------------       Profit
                                           Outside    Intersegment     Total        (Loss)
                                           --------   ------------   --------     ---------
Railcar Group ........................     $  378.8     $    1.8     $  380.6      $   42.2
Inland Barge Group ...................         55.0           --         55.0           7.6
Parts & Services Group ...............         75.4         31.0        106.4          19.2
Highway Construction Products
 Group ...............................         57.6           --         57.6          11.7
Concrete & Aggregate Group ...........         64.2           --         64.2           7.6
Industrial Group .....................         54.6          0.3         54.9           4.0
All Other ............................         14.4         16.2         30.6           1.7
 Eliminations and Corporate Items ....           --           --        (49.3)        (17.1)
                                                                     --------      --------
Consolidated Total ...................                               $  700.0      $   76.9
                                                                     ========      ========



     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


                              Results of Operations

                 Six Months Ended September 30, 2000 Compared to
                       Six Months Ended September 30, 1999

Revenues for the first six months of fiscal 2001 were $1,084.4 million compared to $1,393.4 million for the first six months of fiscal 2000. The decrease is primarily due to reduced railcar shipments and related declines in railcar parts and services sales. Excluding the 2nd quarter charges described earlier, operating profit was $71.5 million compared to $154.3 million for the same period last year.

Railcar Group operating profit, excluding the 2nd quarter charges, was $30.9 million compared to $83.7 million for the same period last year. Revenues and operating profit declined due to the current downturn in the railcar industry which resulted in reduced shipments of new cars by the Company for the North American market by 37% over the same period last year and reduced sales prices. Operating profit margins were further impacted by changeover of production lines to different car types and start up costs associated with new products. Included in revenues for the second quarter were sales of railcars from the Company's lease fleet of approximately $47.5 million, which resulted in operating profits of approximately $8.5 million.

In the Inland Barge Group, operating profit, excluding the 2nd quarter charges, was $12.8 million compared to $13.7 million for the same period last year. The declines in revenues and operating profit in comparison to the prior year are predominately the result of reduced sales prices, primarily on hopper barges, due to competitive markets.

Operating profit in the Parts & Services Group, excluding the 2nd quarter charges, was $16.5 million compared to $43.1 million for the same period last year. This decrease in revenues and operating profit is primarily due to the softness in the railcar market and start-up costs related to non-railcar parts.

Revenues for the Highway Construction Products Group increased due to a strong construction market. Operating profit margins were impacted by an increased proportion of revenues coming from bridge sales, which have lower margins.

Decreased operating profit in the Concrete & Aggregates Group was primarily due to competitive pricing in certain markets.

In the Industrial Group, operating profit, excluding the 2nd quarter charges, decreased to $5.8 million from $7.9 million. Reduced revenues and operating profit is primarily a result of competitive pricing pressure and the impact of exiting the flange and valve business.

In the six months ended September 30, 2000, selling, engineering and administrative expenses excluding second quarter charges, increased to $98.5 million from $90.1 million in comparison to the same period last year due to approximately $5.1 million related to certain of the Company's e-commerce initiatives and costs related to international activities and new products which were partially offset by staffing and other cost reductions.

                Three Months Ended September 30, 2000 Compared to
                      Three Months Ended September 30, 1999

Revenues for the second quarter of fiscal 2001 were $550.7 million compared to $700.0 million for the second quarter of fiscal 2000 primarily due to reduced railcar shipments and related declines in railcar parts and services sales. Operating profit, excluding the 2nd quarter charges, was $34.0 million compared to $76.9 million.

Railcar Group operating profit, excluding the 2nd quarter charges, was $17.2 million compared to $42.2 million for the same period last year. Revenues and operating profit declined due to the current downturn in the railcar industry which resulted in reduced shipments of new cars by 37% over the same period last year and reduced sales prices. Operating profit margins were further impacted by changeover of production lines to different car types and start up costs associated with new products. Included in revenues for the second quarter were sales of railcars from the Company's lease fleet of approximately $47.5 million, which resulted in operating profits of approximately $8.5 million. In the third quarter, the Company expects about one-third of its railcar production to go to customers of its leasing company which will impact operating profits due to deferral of profits on railcars sold into the lease fleet.

In the Inland Barge Group, operating profit, excluding the 2nd quarter charges, was $6.0 million compared to $7.6 million for the same period last year. The declines are predominately the result of reduced sales prices, primarily on hopper barges, due to very competitive markets.

In the Parts & Service Group, operating profit, excluding the 2nd quarter charges, was $3.1 million compared to $19.2 million for the same period last year. This decrease in revenues and operating profit is primarily due to the softness in the railcar market and start-up costs related to non-railcar parts.

Revenues for the Highway Construction Products Group increased due to a strong construction market. Operating profit margins were impacted by an increased proportion of revenues coming from bridge sales which have lower margins and fewer work days which increased unabsorbed manufacturing burden costs.

Decreased operating profit in the Concrete & Aggregate Group was primarily due to competitive pricing in certain markets.

In the Industrial Group, operating profit, excluding the 2nd quarter charges, was $3.6 million compared to $4.0 million for the same period last year. Reduced revenues and operating profit in the Industrial Group is primarily a result of competitive pricing pressure and the impact of exiting the flange and valve business.

In the quarter ended September 30, 2000, selling, engineering and administrative expenses, excluding second quarter charges, was $49.3 million compared to $46.1 million for the same period last year due to an increase of approximately $3.1 million related to certain of the Company's e-commerce initiatives and costs related to international activities and new products which were partially offset by staffing and other cost reductions.

                          Liquidity & Capital Resources

Net cash provided by operating activities decreased to $58.9 million for the first six months of fiscal 2001 compared to $132.1 million for the first six months of fiscal 2000. Capital expenditures during the first six months of fiscal 2001 were approximately $111.5 million of which approximately $67.7 million was for additions to the railcar lease fleet. This compares to $72.4 million of capital expenditures in the first six months of fiscal 2000 of which $21.8 million was for additions to the railcar lease fleet. Expenditures for business acquisitions were $16.2 million. Proceeds from the sale of property, plant and equipment were $52.3 million in the first six months of fiscal 2001 compared to $22.4 million in fiscal 2000.

In the first six months of fiscal 2001, the Company repurchased approximately
1.1 million shares of common stock for $22.5 million. The Company believes cash provided from operations and cash available under uncommitted bank lines of credit will be sufficient to meet its requirements for the remainder of the fiscal year.

                                   ----------

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


                                   Trinity Industries, Inc.

                                        By: /s/ Jim S. Ivy
                                            ---------------
                                            Jim S. Ivy
                                            Vice President and
                                            Chief Financial Officer
November 13, 2000

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

  27                     Financial Data Schedule