Form 10-Q
period 2000-12-31
TRINITY INDUSTRIES INC
filed 2001-02-14
CIK 99780

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

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

                                   36,843,725
     (Number of shares of common stock outstanding as of December 31, 2000)

                                     Part I

Item 1 - Financial Statements


                            Trinity Industries, Inc.
                           Consolidated Balance Sheet
                       (in millions except per share data)


                                                 December 31          March 31
    Assets                                           2000               2000
                                                 ------------       ------------
                                                 (unaudited)

Cash and equivalents ......................      $       14.8       $       16.9
Receivables ...............................             218.2              349.8
Inventories:
  Raw materials and supplies ..............             309.8              257.0
  Work in process .........................              41.0               37.5
  Finished goods ..........................              57.8               66.1
                                                 ------------       ------------
                                                        408.6              360.6

Property, plant and equipment, at cost ....           1,428.6            1,304.9
Less accumulated depreciation .............            (535.4)            (491.7)
                                                 ------------       ------------
                                                        893.2              813.2

Other assets ..............................             220.6              198.0
                                                 ------------       ------------
                                                 $    1,755.4       $    1,738.5
                                                 ============       ============
Liabilities and Stockholders' Equity

Short-term debt ...........................      $      405.6       $      170.1
Accounts payable and accrued liabilities ..             331.9              360.9
Long-term debt ............................              44.5               95.4
Deferred income taxes .....................              14.6               58.5
Other liabilities .........................              32.8               38.5
                                                 ------------       ------------
                                                        829.4              723.4
                                                 ------------       ------------
Stockholders' equity:
  Common stock - par value $1 per share;
    authorized 100.0 shares; shares issued
    and outstanding - 43.8 ................              43.8               43.8
  Capital in excess of par value ..........             291.9              295.1
  Retained earnings .......................             805.8              860.6
  Accumulated other comprehensive income ..             (20.5)             (19.8)
  Treasury stock - (shares held at
    December 31, 2000 - 7.0; at March 31,
    1999 - 5.5), at cost ..................            (195.0)            (164.6)
                                                 ------------       ------------
                                                        926.0            1,015.1
                                                 ------------       ------------
                                                 $    1,755.4       $    1,738.5
                                                 ============       ============

                            Trinity Industries, Inc.
                      Consolidated Statement of Operations
                                   (unaudited)
                       (in millions except per share data)


                                                                  Nine Months
                                                                Ended December 31
                                                             2000               1999
                                                         ------------       ------------

Revenues ..........................................      $    1,485.6       $    2,094.2

Operating costs:
  Cost of revenues ................................           1,331.4            1,735.4
  Selling, engineering and administrative
    expenses ......................................             162.1              135.7
                                                         ------------       ------------
                                                              1,493.5            1,871.1
                                                         ------------       ------------
Operating profit (loss) ...........................              (7.9)             223.1

Other (income) expense:
  Interest income .................................              (5.5)              (0.9)
  Interest expense ................................              21.3               15.8
  Other, net ......................................              30.5               (1.4)
                                                         ------------       ------------
                                                                 46.3               13.5
                                                         ------------       ------------

Income (loss) before income taxes .................             (54.2)             209.6

Provision (benefit) for income taxes:
  Current .........................................              17.8               72.8
  Deferred ........................................             (37.3)               5.2
                                                         ------------       ------------
                                                                (19.5)              78.0

Net income (loss) .................................      $      (34.7)      $      131.6
                                                         ============       ============


Net income (loss) per common share:

  Basic ...........................................      $      (0.92)      $       3.31
                                                         ============       ============

  Diluted .........................................      $      (0.92)      $       3.29
                                                         ============       ============

Weighted average number of shares outstanding:
  Basic ...........................................              37.6               39.7
  Diluted .........................................              37.6               40.0

                            Trinity Industries, Inc.
                      Consolidated Statement of Operations
                                   (unaudited)
                       (in millions except per share data)


                                                                      Three Months
                                                                    Ended December 31
                                                               2000                1999
                                                            ------------       ------------

Revenues .............................................      $      401.2       $      700.8

Operating costs:
  Cost of revenues ...................................             372.9              586.4
  Selling, engineering and administrative expenses ...              58.8               45.6
                                                            ------------       ------------
                                                                   431.7              632.0
                                                            ------------       ------------
Operating profit (loss) ..............................             (30.5)              68.8

Other (income) expense:
  Interest income ....................................              (2.2)              (0.5)
  Interest expense ...................................               8.4                5.8
  Other, net .........................................              29.5                 --
                                                            ------------       ------------
                                                                    35.7                5.3
                                                            ------------       ------------

Income (loss) before income taxes ....................             (66.2)              63.5

Provision (benefit) for income taxes:
  Current ............................................              12.1               20.6
  Deferred ...........................................             (35.9)               2.6
                                                            ------------       ------------
                                                                   (23.8)              23.2

Net income (loss) ....................................      $      (42.4)      $       40.3
                                                            ============       ============

Net income (loss) per common share:

  Basic ..............................................      $      (1.14)      $       1.03
                                                            ============       ============

  Diluted ............................................      $      (1.14)      $       1.02
                                                            ============       ============

Weighted average number of shares outstanding:
  Basic ..............................................              37.1               39.3
  Diluted ............................................              37.1               39.5

                            Trinity Industries, Inc.
                      Consolidated Statement of Cash Flows
                                   (unaudited)
                                  (in millions)


                                                                    Nine Months
                                                                 Ended December 31
                                                              2000               1999
                                                          ------------       ------------
Operating activities:
 Net income ........................................      $      (34.7)      $      131.6
 Adjustments to reconcile net income to net cash
  provided (required) by operating activities:
   Depreciation and amortization ...................              66.2               59.6
   Provision (benefit) for deferred income taxes ...             (37.4)               5.2
   Gain on sale of property, plant and equipment
    and other assets ...............................              (9.8)              (6.9)
   Restructuring and other unusual charges .........             117.5                 --
   Other ...........................................              16.9                7.5
   Change in assets and liabilities, net of effects
    from acquisitions:
    Decrease in receivables ........................             122.9               22.4
    (Increase) decrease in inventories .............             (59.6)              36.6
    Increase in other assets .......................             (53.7)              (1.5)
    Decrease in accounts payable and
     accrued liabilities ...........................             (55.1)            (111.7)
    Increase (decrease) in other liabilities .......              (5.9)              10.9
                                                          ------------       ------------
     Total adjustments .............................             102.0               22.1
                                                          ------------       ------------
   Net cash provided by operating
     activities ....................................              67.3              153.7

Investing activities:
 Proceeds from sale of property, plant
  and equipment and other assets ...................              55.8               53.1
 Capital expenditures ..............................            (240.6)            (105.9)
 Payment for acquisitions, net of cash acquired ....             (13.7)             (12.8)
                                                          ------------       ------------
   Net cash required by
     investing activities ..........................            (198.5)             (65.6)

Financing activities:
 Issuance of common stock ..........................                --                0.7
 Net borrowings of short-term debt .................             235.5               19.0
 Stock repurchases .................................             (34.6)             (64.0)
 Payments to retire long-term debt .................             (51.4)             (26.3)
 Dividends paid ....................................             (20.4)             (21.6)
                                                          ------------       ------------
   Net cash provided (required) by
     financing activities ..........................             129.1              (92.2)
                                                          ------------       ------------
Net decrease in cash and equivalents ...............              (2.1)              (4.1)
Cash and equivalents at beginning of year ..........              16.9               13.5
                                                          ------------       ------------
Cash and equivalents at end of period ..............      $       14.8       $        9.4
                                                          ============       ============

                            Trinity Industries, Inc.
                 Consolidated Statement of Stockholders' Equity
                                   (unaudited)
                  (in millions except share and per share data)


                                     Common Stock
                                 ---------------------    Capital              Accumulated
                                                Amount       in                   Other                                     Total
                                     Shares     $1.00      Excess                 Compre-         Treasury Stock            Stock-
                                 (100,000,000)   Par       of Par     Retained    hensive     -------------------------    holders'
                                  (Authorized)  Value       Value     Earnings    Income        Shares        Amount        Equity
                                 ------------   ------   -----------  -------- ------------   -----------   -----------   ---------
Balance at March 31, 1999.......   43,705,636   $ 43.7   $     292.6  $  722.9   $  (20.6)   (2,363,932)  $     (79.5)  $     959.1
 Other .........................       39,998       --           0.9        --         --            --            --           0.9
 Stock repurchases .............           --       --            --        --         --    (2,136,715)        (64.0)        (64.0)

 Net income ....................           --       --            --     131.6         --            --            --         131.6
 Currency translation
   Adjustments .................           --       --            --        --        0.5            --            --           0.5
                                                                                                                        -----------
 Comprehensive income ..........                                                                                              132.1
 Cash dividends
  ($0.54 per share) ............           --       --            --     (20.8)        --            --            --         (20.8)
                                  -----------   ------   -----------  --------   --------   -----------   -----------   -----------
Balance December 31, 1999.......   43,745,634   $ 43.7   $     293.5  $  833.7   $  (20.1)   (4,500,647)  $    (143.5)  $   1,007.3
                                  ===========   ======   ===========  ========   ========   ===========   ===========   ===========

Balance at March 31, 2000.......   43,796,351   $ 43.8   $     295.1  $  860.6   $  (19.8)   (5,455,743)  $    (164.6)  $   1,015.1
 Other .........................           --                   (3.2)       --         --       122,017           4.2           1.0
 Stock repurchases .............           --       --            --        --         --    (1,618,900)        (34.6)        (34.6)

 Net income ....................           --       --            --     (34.7)        --            --            --         (34.7)
 Currency translation
   Adjustments .................           --       --            --        --       (0.7)           --            --          (0.7)
                                                                                                                        -----------
 Comprehensive income ..........                                                                                              (35.4)
 Cash dividends
  ($0.54 per share) ............           --       --            --     (20.1)        --            --            --         (20.1)
                                  -----------   ------   -----------  --------   --------   -----------   -----------   -----------
Balance December 31, 2000.......   43,796,351   $ 43.8   $     291.9  $  805.8   $  (20.5)   (6,952,626)  $    (195.0)  $     926.0
                                  ===========   ======   ===========  ========   ========   ===========   ===========   ===========

                            Trinity Industries, Inc.
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                                December 31, 2000


                                     General

The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. ("Trinity" or the "Company"). In the opinion of management, all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of December 31, 2000, the results of operations for the three and nine month periods ended December 31, 2000 and 1999 and cash flows for the nine month periods ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles, have been made. Because of seasonal and other factors, the results of operations for the nine month period ended December 31, 2000 may not be indicative of expected results of operations for the year ending March 31, 2001. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q, and should be read in conjunction with the audited consolidated financial statements of the Company incorporated by reference in its Form 10-K for the year ended March 31, 2000.

                        Second and Third Quarter Charges

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

In the third quarter, the Company recorded pretax charges of $65.6 million ($42.0 million after tax), or $1.13 per share, related primarily to environmental liabilities associated with previously closed facilities, write-downs of certain equity investments and acquired assets, including a 20% investment in a Russian transportation company obtained with the acquisition of Transcisco Industries in the fall of 1996, and other charges.

Classification of the charges in the income statement are detailed below:


                                            2nd Qtr               3rd Qtr
                                            Charges               Charges                Total
                                            -------               -------               ------
Cost of Revenues                             $44.1                 $27.3                $ 71.4
Selling, Engineering,
  and Administrative
  Expenses                                     4.8                   8.9                  13.7
Other Expenses                                 3.0                  29.4                  32.4
                                             -----                 -----                ------
Total                                        $51.9                 $65.6                $117.5
                                             =====                 =====                ======

The charges included in cost of sales and selling, engineering, and administrative expenses are included in operating profit of the Company's business segments as follows:


                                            2nd Qtr               3rd Qtr
                                            Charges               Charges                Total
                                            -------               -------               ------
Railcar Group                                $21.1                 $  --                $ 21.1
Inland Barge                                   3.7                   0.7                   4.4
Parts & Services                               6.2                  19.0                  25.2
Industrial                                     6.5                   8.0                  14.5
All Other                                       --                   1.2                   1.2
Corporate                                     11.4                   7.3                  18.7
                                             -----                 -----                ------
Charged to operating
  Profit                                      48.9                  36.2                  85.1
Other expense                                  3.0                  29.4                  32.4
                                             -----                 -----                ------
  Total                                      $51.9                 $65.6                $117.5
                                             =====                 =====                ======

Costs included in the charges are summarized as follows:

Second Quarter Charges


                                                                                  Reserve
                                              Total             Non-Cash          Balance
                                              Charge            Portion          12/31/00
                                           ------------       ------------      ------------
Property, plant & Equipment - write
 downs to net realizable value to
 be disposed of and related
 shut-down costs                           $       28.4       $       28.4      $         --

Severance - approximately 3,900
 employees to be paid primarily
 by March 31, 2001                                  4.6                 --               1.2

Inventory                                          10.3               10.3                --
Investment                                          3.0                3.0                --
Other                                               5.6                 --               4.4
                                           ------------       ------------      ------------
Total                                              51.9               41.7               5.6
                                           ------------       ------------      ------------

Third Quarter Charges

Equity investment write-downs:
 Russian transportation company                    17.0               17.0                --
 Other equity investments                          17.5               17.5                --
                                           ------------       ------------      ------------
  Total equity investment write-downs              34.5               34.5                --
Asset write-downs related to wholly-
 owned businesses                                  18.7               17.7               1.0
Environmental liabilities                           6.6                 --               6.6
Railcar Repair contract losses                      4.0                 --               2.7
Accounts receivable reserves in
 Parts & Services segment                           2.9                2.9                --
Inventory, severance, and other
 Charges                                            2.8                1.5               1.3
Gain on sale of real estate                        (3.9)                --                --
                                           ------------       ------------      ------------
                                                   65.6               56.6              11.6
                                           ------------       ------------      ------------
Total                                      $      117.5       $       98.3      $       17.2
                                           ============       ============      ============

                                Stock Repurchases

In the third quarter of fiscal 2001, the Company purchased 500,000 shares of the Company's outstanding common stock at a cost of $11.1 million. The Company has determined that it may purchase additional shares from time to time in the open market and in negotiated transactions. Purchase of additional shares will be based on market conditions and other relevant factors. No share repurchases are presently anticipated in the fourth quarter of fiscal 2001.

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

The financial information for the year to date and quarter ended December 31, 2000 and 1999 is shown in tables below.


Nine months ended December 31, 2000 (unaudited)
(in millions)


                                                                                                     Operating
                                                               Revenues                            Profit (Loss)
                                            -------------------------------------------------     After 2nd & 3rd
                                               Outside        Intersegment         Total             Qtr Charges
                                            ------------      ------------       ------------     ---------------
Railcar Group ..........................      $     586.1      $       3.4       $     589.5       $      19.6
Inland Barge Group .....................            140.6               --             140.6              11.2
Parts & Services Group .................            226.2             51.6             277.8              (1.4)
Highway Construction Products Group ....            164.9               --             164.9              27.0
Concrete & Aggregate Group .............            182.3               --             182.3              12.8
Industrial Group .......................            147.5              0.7             148.2              (4.9)
All Other ..............................             38.0             30.7              68.7             (10.9)
Eliminations and Corporate Items .......               --               --             (86.4)            (61.3)
                                                                                 -----------       -----------
Consolidated Total .....................                                         $   1,485.6       $      (7.9)
                                                                                 ===========       ===========

Nine months ended December 31, 1999 (unaudited)
(in millions)


                                                                        Revenues                            Operating
                                                    ------------------------------------------------          Profit
                                                      Outside         Intersegment         Total              (Loss)
                                                    ------------      ------------      ------------       ------------
Railcar Group.................................      $    1,164.4      $        5.2      $    1,169.6       $      126.3
Inland Barge Group ...........................             154.2                --             154.2               20.1
Parts & Services Group .......................             231.7              97.3             329.0               59.9
Highway Construction Products Group ..........             151.4                --             151.4               28.8
Concrete & Aggregate Group ...................             189.2                --             189.2               21.4
Industrial Group .............................             162.1               0.9             163.0               12.0
All Other ....................................              41.2              47.1              88.3                3.3
Eliminations and Corporate Items .............                --                --            (150.5)             (48.7)
                                                                                        ------------       ------------
Consolidated Total ...........................                                          $    2,094.2       $      223.1
                                                                                        ============       ============





Three months ended December 31, 2000 (unaudited)
(in millions)


                                                                                                              Operating
                                                                        Revenues                            Profit (Loss)
                                                    -------------------------------------------------         After 3rd
                                                      Outside         Intersegment          Total            Qtr Charges
                                                    ------------      ------------       ------------       ------------
Railcar Group.................................      $      133.3      $        1.2       $      134.5       $        9.8
Inland Barge Group ...........................              39.8                --               39.8                2.1
Parts & Services Group .......................              69.1              18.3               87.4              (11.7)
Highway Construction Products Group ..........              43.4                --               43.4                4.6
Concrete & Aggregate Group ...................              50.9                --               50.9                0.8
Industrial Group .............................              48.5               0.1               48.6               (4.2)
All Other ....................................              16.2               2.8               19.0               (8.8)
Eliminations and Corporate Items .............                --                --              (22.4)             (23.1)
                                                                                         ------------       ------------
Consolidated Total ...........................                                           $      401.2       $      (30.5)
                                                                                         ============       ============


Three months ended December 31, 1999 (unaudited)
(in millions)


                                                                 Revenues                            Operating
                                             ------------------------------------------------          Profit
                                               Outside         Intersegment         Total              (Loss)
                                             ------------      ------------      ------------       ------------
Railcar Group .........................      $      402.9      $        1.2      $      404.1       $       42.6
Inland Barge Group ....................              48.4                --              48.4                6.4
Parts & Services Group ................              74.0              30.6             104.6               16.8
Highway Construction Products Group ...              45.5                --              45.5                7.8
Concrete & Aggregate Group ............              60.0                --              60.0                6.1
Industrial Group ......................              55.7               0.4              56.1                4.1
All Other .............................              14.3              15.9              30.2                0.9
Eliminations and Corporate Items ......                --                --             (48.1)             (15.9)
                                                                                 ------------       ------------
Consolidated Total ....................                                          $      700.8       $       68.8
                                                                                 ============       ============

      Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


                              Results of Operations

                 Nine Months Ended December 31, 2000 Compared to
                       Nine Months Ended December 31,1999

Revenues for the first nine months of fiscal 2001 were $1,485.6 million compared to $2,094.2 million for the first nine months of fiscal 2000. Excluding the 2nd and 3rd quarter charges described earlier, operating profit was $77.2 million compared to $223.1 million for the same period last year. The decrease is primarily due to reduced railcar shipments and related declines in railcar parts and service sales. Third quarter results in non-railcar segments of the company were impacted by the winter weather which has temporarily delayed shipments within the construction-related businesses.

Railcar Group operating profit, excluding the 2nd and 3rd quarter charges, was $40.7 million compared to $126.3 million for the same period last year. Revenues declined due to the current downturn in the North American railcar industry. Operating profit margins were impacted by the lower revenues, changeover costs of production lines to different car types, and start-up costs associated with new products. Included in revenues for the second quarter were sales of railcars from the Company's lease fleet of approximately $47.5 million, which resulted in operating profits of approximately $8.5 million.

Comparison to the prior year for Railcar Group operating profit is affected by the level of railcars delivered to customers of Trinity's leasing company. Sales to Trinity's leasing company are eliminated in consolidation and profits are deferred and amortized over the life of the asset. For the first nine months of the current fiscal year, sales to the leasing company were $162.4 million while profit was $10.9 million. This compares with sales and profit on cars sold to the lease fleet of $29.9 million and $4.3 million, respectively, for the first nine months of the previous year.

In the Inland Barge Group, operating profit, excluding the 2nd and 3rd quarter charges, was $15.6 million compared to $20.1 million for the same period last year. The declines in revenues and operating profit in comparison to the prior year are predominately the result of reduced sales prices, primarily on hopper barges, due to competitive markets.

Operating profit in the Parts & Services Group, excluding the 2nd and 3rd quarter charges, was $23.8 million compared to $59.9 million for the same period last year. This decrease in revenues and operating profit is primarily due to the downturn in the railcar market and operating profit was also impacted by start-up costs related to a non-railcar parts business.

Revenues for the Highway Construction Products Group increased due to a strong construction market. Operating profit margins were impacted by an increased proportion of revenues coming from bridge sales, which have lower margins.

Decreased operating profit in the Concrete & Aggregates Group was primarily due to competitive pricing in certain markets and a significant increase in bad weather in our market area compared to the prior year.

In the Industrial Group, operating profit, excluding the 2nd and 3rd quarter charges, decreased to $9.6 million from $12.0 million. Reduced revenues and operating profit is primarily a result of competitive pricing pressure and the impact of exiting the flange and valve business.

In the nine months ended December 31, 2000, selling, engineering and administrative expenses excluding 2nd and 3rd charges, increased to $148.4 million from $135.7 million in comparison to the same period last year due to approximately $10.2 million related to certain of the Company's e-commerce initiatives and costs related to the increase in international activities and new products which were partially offset by staffing and other cost reductions.

                Three Months Ended December 31, 2000 Compared to
                      Three Months Ended December 31, 1999

Revenues for the third quarter of fiscal 2001 were $401.2 million compared to $700.8 million for the third quarter of fiscal 2000 primarily due to reduced railcar shipments and related declines in railcar parts and services sales. Operating profit, excluding the 3rd quarter charges, was $5.7 million compared to $68.8 million.

Railcar Group operating profit was $9.8 million compared to $42.6 million for the same period last year. Results declined due to the current downturn in the North American railcar industry. Operating profit margins were impacted by the lower volumes, changeover of the production lines to different car types, and start up costs associated with new products. Comparison to the prior year for Railcar Group revenues and operating profit is affected by the level of railcars delivered to customers of Trinity's leasing company. Approximately 42% of railcar deliveries for the current quarter were to the Company's leasing fleet. Sales to Trinity's leasing company are eliminated in consolidation and profits are deferred and amortized over the life of the asset. For the current quarter, sales to the leasing company were $95.7 million while profit was $6.0 million. This compares with sales and profit on cars sold to the lease fleet of $9.3 million and $1.0 million, respectively, for the same quarter a year ago.

In the Inland Barge Group, operating profit, excluding the 3rd quarter charges, was $2.8 million compared to $6.4 million for the same period last year. The declines are predominately the result of reduced sales prices, primarily on hopper barges, due to very competitive markets.

In the Parts & Service Group, operating profit, excluding the 3rd quarter charges, was $7.3 million compared to $16.8 million for the same period last year. This decrease in revenues and operating profit is primarily due to the downturn in the railcar market and operating profit was also impacted by start-up costs related to a non-railcar parts business.

Current quarter revenues and operating profit margins in the Highway Construction Products Group were negatively affected by periods of harsh winter weather which temporarily delayed shipments. Operating profit margins were also impacted by an increased proportion of revenues coming from bridge sales which have lower margins.

Decreased operating profit in the Concrete & Aggregate Group was primarily due to competitive pricing in certain markets and to the bad weather conditions discussed earlier.

In the Industrial Group, operating profit, excluding the 3rd quarter charges, was $3.8 million compared to $4.1 million for the same period last year. Reduced revenues and operating profit in the Industrial Group is primarily a result of competitive pricing pressure and the impact of exiting the flange and valve business.

In the quarter ended December 31, 2000, selling, engineering and administrative expenses, excluding third quarter charges, were $49.9 million compared to $45.6 million for the same period last year due to an increase of approximately $5.1 million related to certain of the Company's e-commerce initiatives and costs related to international activities and new products which were partially offset by staffing and other cost reductions.

                          Liquidity & Capital Resources

Net cash provided by operating activities decreased to $67.3 million for the first nine months of fiscal 2001 compared to $153.7 million for the first nine months of fiscal 2000. Capital expenditures during the first nine months of fiscal 2001 were approximately $240.6 million of which approximately $163.8 million was for additions to the Company's lease fleet. This compares to $105.9 million of capital expenditures in the first nine months of fiscal 2000 of which $31.5 million was for additions to the Company's lease fleet. Expenditures for business acquisitions were $13.7 million. Proceeds from the sale of property, plant and equipment were $55.8 million in the first nine months of fiscal 2001 compared to $53.1 million in fiscal 2000.

In the first nine months of fiscal 2001, the Company repurchased approximately
1.6 million shares of common stock for $34.6 million. The Company believes cash provided from operations and cash available under uncommitted bank lines of credit will be sufficient to meet its requirements for the remainder of the fiscal year. The Company expects to refinance existing short-term debt, which is primarily money market borrowings, with a combination of committed bank facilities and long-term debt during the next fiscal year.

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

                                     Part II


Item 6 - Exhibits and Reports on Form 8-K

  (a)   Exhibits

          Exhibit
          Number         Description

          10.1 Form of Amended and Restated Executive Severance Agreement dated November 7, 2000, entered into between the Registrant and the Chief executive Officer, each of the four most highly paid executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year, three other executive officers, and two executive officers of subsidiaries of the Registrant *

          10.2 Form of Amended and Restated Executive Severance Agreement dated November 7, 2000, entered into between the Registrant and eight executive officers and fourteen divisional officers of the Registrant *

          * Management contracts

  (b)   No Form 8-K was filed during the quarter.


                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Trinity Industries, Inc.

                                       By: /s/ Jim S. Ivy
                                           ----------------------------
                                           Jim S. Ivy
                                           Vice President and
                                           Chief Financial Officer


February 14, 2001

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
10.1           Form of Amended and Restated Executive Severance Agreement dated
               November 7, 2000, entered into between the Registrant and the
               Chief executive Officer, each of the four most highly paid executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the last
               completed fiscal year, three other executive officers, and two executive officers of subsidiaries of the Registrant *

10.2           Form of Amended and Restated Executive Severance Agreement dated
               November 7, 2000, entered into between the Registrant and eight executive officers and fourteen divisional officers of the Registrant *

* Management contracts