Form 10-K405
period 2001-03-31
TRINITY INDUSTRIES INC
filed 2001-06-18
CIK 99780

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------
                                    FORM 10-K
                                ---------------

(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2001

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

           Securities Registered Pursuant to Section 12(b) of the Act

                                                 Name of each exchange
     Title of each class                          on which registered
     -------------------                          -------------------
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
                                                Yes  X     No
                                                    ------     -----

                  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K . [X]

         The aggregate market value of voting stock held by nonaffiliates of the Registrant is $ 798,771,120 as of May 31, 2001.

         At May 31, 2001 the Number of Shares of common stock outstanding was 36,968,456

      Portions of the Registrant's definitive Proxy Statement (to be filed no later than 120 days after the end of the Registrant's fiscal year) for the 2001 Annual Meeting of Stockholders to be held July 31, 2001 are incorporated by reference into Part III hereof.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

         GENERAL DEVELOPMENT OF BUSINESS. Trinity Industries, Inc. (the "Company" or "Trinity") was originally incorporated under the laws of the State of Texas in 1933. On March 27, 1987, Trinity became a Delaware corporation by merger into a wholly-owned subsidiary of the same name.

         FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. Various financial information concerning the Company's segments for each of the last three fiscal years is presented in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8 through 13.

         NARRATIVE DESCRIPTION OF BUSINESS. The Company is engaged in the manufacture, marketing, and leasing of a wide variety of products consisting of the following five business segments:

         RAILCAR SEGMENT. The Company manufactures railroad freight cars, principally pressure and non-pressure tank cars, hopper cars, box cars, intermodal cars and gondola cars used for transporting a wide variety of liquids, gases and dry cargo.

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

         The Company holds patents of varying duration for use in its manufacture of railcar and component products. The Company cannot quantify the importance of such patents, but patents are believed to offer a marketing advantage in certain circumstances. No material revenues are received from licensing of these patents.

         Seven major manufacturers of one or more of the production lines manufactured by the Company are presently engaged in the manufacture of railcars on a large scale. The Company strives to be competitive through improvements in the efficiency of the manufacturing process and its creative designs to benefit customers.

         INLAND BARGE SEGMENT. The Company produces hopper barges, tank barges, deck barges, fiberglass barge covers and associated marine parts. Hopper barges are used to carry coal, grain and other bulk commodities by various barge transport companies. Tank barges are used to transport liquid products. Deck barges are used to transport product in the construction related industry. The Company is North America's leading producer of inland barges and one of the largest producers of fiberglass barge covers. Many companies have the capability to enter into, and from time to time do enter into, the inland barge business. The Company strives to compete through efficiency in operations and quality of product.

         PARTS AND SERVICES SEGMENT. The Company manufactures railcar parts, such as yokes, couplers, axles, hitches and chutes that are ultimately used in the manufacturing and repair of railcars. The Company is also engaged in railcar maintenance, management, and/or leasing to various industries.

         A wholly-owned leasing subsidiary, Trinity Industries Leasing Company ("TILC"), incorporated in 1979, is engaged in leasing specialized types of railcars and locomotives to industrial companies in the petroleum, chemical, grain, food processing, fertilizer and other industries which supply cars to the railroads. At March 31, 2001, TILC owned 10,317 railcars.

         The volume of equipment purchased and leased by TILC depends upon a number of factors, including the demand for equipment manufactured by the Company, the cost and availability of funds to finance the purchase of equipment, the Company's decision to solicit orders for the purchase or lease of equipment and factors which may affect the decision of the Company's customers whether to purchase or lease equipment.

         A number of well established companies actively compete with TILC in the business of owning and leasing railcars, as well as banks, investment partnerships and other financial and commercial institutions.

         In fiscal 2000, the Company began a business, operating under the name TEMCO, that produced concrete mixers, concrete batch plants and component parts for concrete related industries. During fiscal 2001, the Company exited this business. See notes to consolidated financial statements for further discussion.

         CONSTRUCTION PRODUCTS SEGMENT. The construction products manufactured by the Company include highway guardrail, highway safety devices, and related barrier products (Highway Products), beams, girders, and concrete and aggregates. Highway Products, beams, and girders are used in the highway construction industries. Concrete and aggregates are used in the construction and foundation industries. Generally, customers for highway guardrail and highway safety devices are highway departments or subcontractors on highway projects. Concrete and aggregate customers include primarily owners, contractors, and sub-contractors. Sales of beams and girders are to general contractors and subcontractors on highway construction projects.

         The Company holds patents and is a licensee for certain of its guardrail and end-treatment products that enhance its worldwide competitive position for these products. The Company is the largest producer of highway guardrail products in North America, with products in use in all 50 states, as well as Canada, Mexico, the Caribbean and Europe.

         The concrete and aggregate business is extremely competitive depending upon the geographical area. The Company strives to compete through service and efficiency of operations, primarily in Texas.

         INDUSTRIAL PRODUCTS SEGMENT. The Company is engaged in manufacturing metal containers for the storage and transportation of liquefied petroleum gas ("LPG") and anhydrous ammonia fertilizer. Pressure LPG containers are utilized at industrial plants, utilities, small businesses, and in suburban and rural areas for residential heating and cooking needs. Fertilizer containers are manufactured for highway and rail transport, bulk storage, farm storage, and the application and distribution of anhydrous ammonia.

         The Company manufactures butt weld type fittings. The weld fittings include caps, elbows, return bends, concentric and eccentric reducers, full and reducing outlet tees, all of which are pressure rated. The Company manufactures and stocks, in standard, extra-heavy, and double-extra-heavy weights and in various diameters and also manufactures to customer specifications. The basic raw materials for weld fittings are carbon steel, stainless steel, aluminum, chrome-moly, and other metal tubing or seamless pipe and forgings. The Company sells its weld fittings to distributors and to other manufacturers of weld fittings. Prior to fiscal 2001 the Company manufactured a full line of pressure rated pipe flanges. During fiscal 2001, the Company exited the flange business.

         The Company manufactures container heads, which are pressed metal components used in the further manufacture of a finished product of the Company. In addition, the Company sells container heads to other manufacturers. Container heads are manufactured in various shapes and may be pressure rated or non-pressure, depending on the intended use in further manufacture.

         Competitors for LPG containers range from large to small local companies. Competition for fittings and heads has been intense and has resulted in sharply reduced prices for these products for the previous three fiscal years.

         ALL OTHER. All Other includes transportation services, the Company's captive insurance company, structural towers, and other peripheral businesses.

         FOREIGN OPERATIONS. The Company's foreign operations are primarily in Mexico, Romania, Brazil and Slovakia. Sales to foreign customers, primarily in Europe and Mexico, represented 5.3%, 2.6%, and 1.4% of the Company's consolidated revenues for fiscal 2001, 2000, and 1999, respectively. As of March 31, 2001, 2000, and 1999, the Company had approximately 14.8%, 13.5%, and 10.9%, respectively, of its long-lived assets located outside the United States.

         The Company manufactures railcars and LP gas containers at its Mexico facilities for export to the United States. Any material change in the quotas, regulations, or duties on imports imposed by the United States government and its agencies or on exports by the government of Mexico or its agencies could adversely affect its operations. The Company's foreign activities are also subject to various other risks of doing business in foreign countries, including currency fluctuations, political changes, changes in laws and regulations and economic instability. Although the Company's operations have not been materially affected by any of such factors to date, any substantial disruption of business as it is currently conducted could adversely affect its operations at least in the short term.

         MARKETING, RAW MATERIALS AND EMPLOYEES. As of March 31, 2001, the Company operated in the continental United States, Mexico, Romania, Argentina, Brazil, and Slovakia. The Company sells substantially all of its products through its own salesmen operating from offices in the following states and foreign countries: Alabama, Illinois, Kentucky, Louisiana, Michigan, Ohio, Pennsylvania, Texas, Utah, Brazil, Mexico, Romania, Sweden, and Canada. Independent sales representatives are also used to a limited extent. Except in the case of weld fittings, guardrail, and standard size LPG containers, the Company's products are ordinarily fabricated to the customer's specifications pursuant to a purchase order.

         The principal materials used by the Company are steel plate, structural steel shapes, steel forgings, aluminum and cement and aggregate material. There are numerous domestic and foreign sources of such steel and most other materials used by the Company.

         The Company currently has approximately 15,300 employees, of which approximately 12,100 are production employees and 3,200 are administrative, sales, supervisory, and office employees.

         ACQUISITIONS. The Company made certain acquisitions during fiscal 2001, 2000, and 1999 accounted for by the purchase method. The acquired operations have been included in the consolidated financial statements from the effective dates of the acquisitions. Information concerning these acquisitions are located on page 24.

         ENVIRONMENTAL MATTERS. The Company is subject to comprehensive and frequently changing federal, state and local environmental laws and regulations, including those governing emissions of air pollutants, discharges of wastewater and storm waters, and the disposal of nonhazardous and hazardous waste. The Company anticipates that it may incur costs in the future to comply with currently existing laws and regulations and any new statutory requirements. The costs of all known environmental matters are not expected to be material to the Company. However, estimates of future response costs are necessarily imprecise. Accordingly, there can be no assurance that the Company will not become involved in future litigation or other proceedings or, if the Company were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to the Company.

         OTHER MATTERS. To date, the Company has not suffered any material shortages with respect to obtaining sufficient energy supplies to operate its various plant facilities or its transportation vehicles. Future limitations on the availability or consumption of petroleum products (particularly natural gas for plant operations and diesel fuel for vehicles) could have an adverse effect upon the Company's ability to conduct its business. The likelihood of such an occurrence or its duration, and its ultimate effect on the Company's operations, cannot be reasonably predicted at this time.

         EXECUTIVE OFFICERS OF THE COMPANY. The following table sets forth the names and ages of all executive officers of the Company, all positions and offices with the Company presently held by them, the year each person first became an executive officer and the term of each person's office:

                                                                                   Officer         Term
Name(1)                            Age                 Office                      Since          Expires
-------                            ---                 ------                      -----          -------
Timothy R. Wallace                 47            Chairman,                         1985            July 2001
                                                 President & Chief
                                                 Executive Officer
John L. Adams                      56            Executive Vice President          1999            July 2001
Mark W. Stiles                     52            Senior Vice President             1993            July 2001
                                                   & Group President
Jim S. Ivy                         58            Vice President &                  1998            July 2001
                                                    Chief Financial Officer
Douglas H. Schneider               62            Group President                   2000            July 2001
Jack L. Cunningham, Jr.            56            Vice President, Labor             1982            July 2001
                                                    Relations
Michael G. Fortado                 57            Vice President, General           1997            July 2001
                                                    Counsel, & Secretary
John M. Lee                        40            Vice President, Business          1994            July 2001
                                                    Development
Michael J. Lintner                 59            Vice President, Human             1999            July 2001
                                                    Resources
William A. McWhirter, II           37            Vice President,                   2000            July 2001
                                                   President Concrete &
                                                   Aggregate
Joseph F. Piriano                  64            Vice President, Purchasing        1992            July 2001
Linda S. Sickels                   50            Vice President, Government        1995            July 2001
                                                    Relations
Neil O. Shoop                      57            Treasurer                         1985            July 2001
Christine S. Stucker               39            Controller                        1999            July 2001

(1) Mr. Adams joined the Company in 1999. Prior to that, Mr. Adams served as chief executive officer for a national financial institution. Mr. Ivy joined the Company in 1998. Prior to that, Mr. Ivy was a senior audit partner for a national public accounting firm. Mr. Schneider joined the Company in 1995. Mr. Schneider was designated as an executive officer in fiscal 2000 and for at least the last five years has held executive positions in International Development and the Inland Barge segment. Mr. Fortado joined the Company in 1997. Prior to that, Mr. Fortado served one year as senior vice president, general counsel, and corporate secretary for an oil and gas exploration company and prior to that as vice president, corporate secretary, and assistant general counsel for an integrated energy company. Mr. Lintner joined the Company in 1999. Prior to that, Mr. Lintner held executive officer positions with administrative outsourcing and professional staffing businesses. Mr. McWhirter joined the Company in 1985. Prior to 2000, he served as President of the Concrete & Aggregate businesses, a post which he still holds. Ms. Stucker joined the Company in 1985. Prior to 1999, Ms. Stucker served as an officer of various operational divisions. All of the other above-mentioned executive officers have been in the full-time employ of the Company or its subsidiaries for more than five years. Although the titles of certain such officers have changed during the past five years, all have performed essentially the same duties during such period of time except for Timothy R. Wallace and Mark W. Stiles. Mr. Wallace became Chairman and Chief Executive Officer on December 31, 1998. He was previously the President and Chief Operating Officer. In addition to Group President, Mr. Stiles became Senior Vice President on June 10, 1999.

         FORWARD LOOKING STATEMENTS. This annual report on Form 10K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not historical facts are forward-looking statements and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performance, estimates, projections, goals and forecasts. Potential factors which could cause the Company's actual results of operations to differ materially from those in the forward-looking statements include market conditions and demand for the Company's products; the cyclical nature of both the railcar and barge industries; the timing of introduction of new products; the timing of customer orders; price erosion; changes in mix of products sold; the extent of utilization of manufacturing capacity; availability of supplies and raw materials; price competition and other competitive factors; technologies; steel prices; interest rates and capital costs; taxes; the stability of the governments and political and business conditions in certain foreign countries, particulary Mexico and Romania; changes in import and export quotas and regulations; business conditions in emerging economies; and legal, regulatory and environmental issues. Any forward-looking statement speaks only as of the date on which such statement is made. The Company undertakes no obligation to update any foward-looking statement to reflect events or circumstances after the date on which such statement is made.

ITEM 2. PROPERTIES.

         The Company principally operates in various locations throughout the Unites States with other facilities in Mexico, Brazil, Romania, and Slovakia, all of which are considered to be in good condition, well maintained, and adequate for its purposes.

                                                    Approximate
                                                    Square Feet                  Productive
                                                   -------------                  Capacity
                                             Owned              Leased            Utilized
                                          -----------          ---------         -----------
Railcar Segment                             4,484,500             57,000                  30%
Inland Barge Segment                          692,000             45,000                  80%
Parts & Services Segment                    2,537,000            383,000                  30%
Construction Products Segment               1,994,000             10,000                  85%
Industrial Products Segment                   906,500             32,000                  50%
Executive Offices                             173,000                 --                 N/A
                                          -----------          ---------
                                           10,787,000            527,000
                                          ===========          =========

ITEM 3.  LEGAL PROCEEDINGS.

         In December, 1999, a grand jury sitting in the Western District of Louisiana returned a two-count felony indictment against Trinity Baton Rouge, Inc., a wholly owned subsidiary of the Company. The indictment charges Trinity Baton Rouge, Inc. with transporting hazardous waste without a proper manifest to an unpermitted facility in violation of the Resource Conservation Recovery Act. Trinity Baton Rouge, Inc. continues to deny all charges in the indictment and is defending this matter vigorously.

         In September of 1999 the United States Environmental Protection Agency filed a complaint against the Company seeking penalties of approximately $225,000. The complaint alleges that the Company failed to file certain submissions timely to the United States Environmental Protection Agency in alleged violation of the Emergency Planning Community Right to Know Act. The Company denies all allegations and is defending this matter vigorously.

         The Company is involved in other various claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the Company's consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock is traded on the New York Stock Exchange with the ticker symbol "TRN". The following table shows the price range of the Company's common stock for fiscal years 2001 and 2000:

                                                Prices
                                       --------------------------
    Year           Quarter              High               Low
    ----           -------              ----               ---
    2000            First              $37.38             $28.75
    2000            Second              34.06              30.25
    2000            Third               30.75              26.44
    2000            Fourth              27.56              19.88

    2001            First              $23.56             $18.50
    2001            Second              23.38              18.37
    2001            Third               26.63              22.56
    2001            Fourth              25.00              18.97


     The Company's transfer agent and registrar is The Bank of New York, New York, N.Y.

HOLDERS

         At March 31, 2001 the Company had approximately 2,059 record holders of common stock. The par value of the stock is $1.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                                  Year Ended March 31

(in millions except percent and per share data)                2001          2000       1999       1998       1997
                                                               ----          ----       ----       ----       ----
Revenues                                                     $ 1,904.3      2,740.6    2,926.9    2,473.0    2,234.3
Operating profit (loss)                                      $   (66.1)       279.0      284.9      255.9      214.2


Income (loss) from continuing operations                     $   (74.4)       165.5      185.3      103.7      113.7

Income from discontinued operations, net of
income taxes                                                 $      --           --         --         --       23.8
Net income (loss)                                            $   (74.4)       165.5      185.3      103.7      137.5
Total assets                                                 $ 1,825.9      1,738.5    1,684.9    1,573.9    1,356.4
Long-term debt                                               $    44.0         95.4      120.6      149.6      178.6
Stockholders' equity                                         $   879.0      1,015.1      959.1      887.5      809.5
Ratio of total debt to total capital                         %    38.0         20.7       23.9       22.0       23.1
Stock data:
   Weighted average number of diluted
      shares outstanding                                          37.5         39.9       43.6       43.9       42.8

Net income (loss) per diluted common share:
      continuing operations                                  $   (1.98)        4.15       4.25       2.36       2.66
      discontinued operations                                       --           --         --         --       0.55
                                                             ---------    ---------  ---------  ---------  ---------
      net income (loss) per common share                     $   (1.98)        4.15       4.25       2.36       3.21

Dividends per share                                          $    0.72         0.72       0.69       0.68       0.68
Book value per share                                         $   23.89        26.50      23.22      20.40      18.83

Other Data:
Net income per diluted common share:
  Continuing operations before unusual charges in 2001, a
   nonrecurring credit in 1999, and a nonrecurring
     charge in 1998 (1)                                      $    0.97         4.15       3.93       3.36       2.66

(1) Income per diluted common share from continuing operations before unusual charges and credit is not a term which is defined by generally accepted accounting principles but is defined as income (loss) from continuing operations less after tax charges or credit of $110.9 million for unusual charges, $14.0 million for the gain on a sale of an investment in land, and a $43.8 million charge for litigation in 2001, 1999, and 1998, respectively. Income from continuing operations before unusual charges and credit should not be considered as a measure of financial performance under generally accepted accounting principals, nor in isolation or as an alternative to net income, cash flows generated by operating, investing, or financing activities or other financial statement data presented in the consolidated financial statement as an indicator of financial performance or liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BASIS OF PRESENTATION

         Trinity Industries, Inc. is one of the nation's leading diversified industrial manufacturers. As of March 31, 2001, the Company modified its segment reporting to align the reportable segments with current internal reporting. The Company combined the Highway Construction Products segment and the Concrete and Aggregate segment into the Construction Products segment, moved its Heads business into the Industrial Products segment from Parts and Services, and moved its Deck Fittings and Marine Parts business into the Inland Barge segment from Parts and Services. Furthermore, the Company changed the definition of operating profit at the segment level to include corporate shared services charges. Information for fiscal years 2000 and 1999 has been changed from prior years' presentation in the fiscal 2000 Annual Report in order to conform to these changes. The determination of operating segments is based on the types of products and services provided by the Company and the internal reporting relationships.

         The new reporting format includes the following business segments: (1) the Railcar segment, which manufactures and sells railcars; (2) the Inland Barge segment, consisting of barges and related products for inland waterway services;
(3) the Parts and Services segment, which manufactures and sells various parts to manufacturers of railcars and other industrial products and provides services such as railcar maintenance, fleet management, and leasing; (4) the Construction Products segment, consisting primarily of highway guardrail and safety products, concrete and aggregate, and girders and beams used in the construction of highway and railway bridges; and (5) the Industrial Products segment, which manufactures and sells containers, container heads, weld fittings used in pressure piping systems, and pressure and non-pressure containers for the storage and transportation of liquefied gases and other liquid and dry products. Finally, All Other includes transportation services, the Company's captive insurance company, structural towers, and other peripheral businesses.

         See notes to the consolidated financial statements for further discussion of business segments.

UNUSUAL CHARGES

         During fiscal 2001, the Company recorded pre-tax charges of approximately $173.3 million primarily related to the restructuring of the Company's railcar operations, investment and asset write downs, litigation reserves, and other charges. $140.9 million of these charges were charged to operating profit. These charges are reflected in the following income statement categories and segments (in millions):

                                   INLAND    PARTS &  CONSTRUCTION  INDUSTRIAL  CORPORATE
                          RAILCAR   BARGE   SERVICES    PRODUCTS     PRODUCTS    & OTHER    TOTAL
                          -------   -----   --------    --------     --------    -------    -----
Cost of revenues           $ 66.2    $  4.4   $ 26.6    $   --       $ 14.4       $ 13.7    $125.3
Selling, engineering
& administrative              1.8        --      6.9        --          0.1          6.8      15.6
                           ------    ------   ------    ------       ------       ------    ------
Charged to                 $ 68.0    $  4.4   $ 33.5    $   --       $ 14.5       $ 20.5    $140.9
operating profit
Operating profit (loss)
   before charges            36.3      16.1     22.1      38.5          6.3        (44.5)     74.8
                           ------    ------   ------    ------       ------       ------    ------
Operating profit
   (loss) reported         $(31.7)   $ 11.7   $(11.4)   $ 38.5       $ (8.2)      $(65.0)   $(66.1)
                           ======    ======   ======    ======       ======       ======    ======

         Unusual charges reported in Other expenses amounted to $32.4 million primarily for the write down of equity investments in fiscal year 2001.

         See notes to the consolidated financial statements for further discussion and description of the unusual charges.

The following discussion compares results from continuing operations of Trinity for fiscal 2001, 2000, and 1999.

2001 COMPARED WITH 2000 - RESULTS OF OPERATIONS

         Revenues were $1.90 billion in fiscal 2001 compared to $2.74 billion in fiscal 2000. Excluding the charges discussed above, operating profit decreased to $74.8 million in fiscal 2001 compared to $279.0 million in fiscal 2000. Decreased revenues were primarily attributable to the Railcar and Parts & Services segments as a result of decreased railcar shipments and prices, as well as a decline in the Industrial Products segment primarily as a result of declines in LPG sales and the Company's decision to exit the flange and valve businesses as more fully described below. All segments experienced decreased operating profit as more fully discussed below. Excluding the unusual charges, selling, engineering and administrative expenses increased to $198.5 million compared to $183.4 million in fiscal 2000. This increase is primarily a result of international expansion and expenses associated with start-up operations and development activities.

         Interest expense, increased $8.5 million in fiscal 2001 primarily due to a higher level of short-term debt outstanding during the year.

         Other income, net changed from income of $2.3 million in fiscal 2000 to a loss of $28.2 million in fiscal 2001 primarily due to the unusual charges from the write down of equity investments noted above.

         The current year benefit for income taxes is primarily related to the deferred tax deductions attributable to the unusual charges. The Company believes that this asset is fully realizable given current tax carryback availability and existing deferred tax liabilities.

         Net loss in fiscal 2001 was $74.4 million, or $1.98 loss per share as compared to net income of $165.5 million, or $4.15 per diluted share, in fiscal 2000. Excluding the charges in fiscal 2001, net income in fiscal 2001 would have been $0.97 per diluted share. The Company presently expects earnings per share for fiscal 2002 to be in the range of $0.80 to $1.00 per share.

RAILCAR SEGMENT
(in millions)

                                                2001          2000
                                             ----------     --------
Revenues                                      $738.9        $1,515.3
Operating profit before charges               $ 36.3        $  153.2
Operating profit margin before charges           4.9%           10.1%

         Revenues declined 51.2% in fiscal 2001 compared to 2000. This decline is due to the current downturn in the North American railcar industry. Railcar units shipped dropped 37% to approximately 14,000 cars compared to the prior year. Operating profit margins were impacted by the inefficiencies of lower production levels, costs associated with more frequent changeovers to different car types and sizes, and price pressures in the current competitive environment. Including the charges, the railcar segment lost $31.7 million from operations. With the current weakened railcar market, shipments are expected to decline further to 6,000 to 9,000 in fiscal 2002 resulting in a very competitive market.

         Comparisons to the prior year are also impacted by the level of railcars delivered to customers of Trinity's leasing company. Sales to Trinity's leasing subsidiary are eliminated in consolidation and profits are deferred and generally amortized over the life of the asset or recognized at the time cars are sold to an unrelated third party. Fiscal 2001 railcar sales to TILC were $262.5 million compared to $67.5 million in the prior year with deferred profit of $17.7 million compared to $6.6 million in fiscal 2000.

INLAND BARGE SEGMENT
(in millions)

                                          2001            2000
                                       ----------       ----------
Revenues                                 $202.9          $210.1
Operating profit before charges          $ 16.1          $ 25.7
Operating profit margin before charges      7.9%           12.2%

         The decrease in Inland Barge operating profit is mainly due to competitive price pressures for both hopper barges and tank barges. These factors are primarily a result of depressed freight rates, which negatively impacted the Inland Barge segment's customers and reduced grain exports. Fiscal 2001 operating profit was $11.7 million, including the unusual charges.

PARTS & SERVICES SEGMENT
(in millions)

                                          2001              2000
                                       ----------         ----------
Revenues                                 $316.7            $373.8
Operating profit before charges          $ 22.1            $ 63.4
Operating profit margin before charges      7.0%             17.0%

         Revenues decreased by $57.1 million in the Parts & Services segment, while operating profit before unusual charges declined $41.3 million. Fiscal 2001 and 2000 revenues include intersegment sales of $68.2 million and $110.7 million, respectively. Revenue declines are primarily due to the softness in the railcar market partially offset by the $29.2 million revenues generated by the Company's concrete mixers, concrete batch plants and component parts for concrete related industries business. The operating profit decline is due to the inefficiencies and cost structure of the Company's railcar parts facilities at lower volumes, the revenue loss due to the soft market conditions, and operating losses associated with the Company's concrete mixer, concrete batch plants and component parts for concrete related industries business which was closed and certain assets sold in the fourth quarter.

CONSTRUCTION PRODUCTS SEGMENT
(in millions)

                                    2001          2000
                                  ----------   ----------
Revenues                            $441.0       $445.6
Operating profit                    $ 38.5       $ 56.2
Operating profit margin                8.7%        12.6%

         An increase in revenues of beam and girders for highway bridges were offset by a decline in both highway safety products and concrete and aggregate. The decline in concrete and aggregate was due to the significant increase in adverse weather conditions experienced in fiscal 2001 in the Texas market compared to fiscal 2000. Operating profit and operating profit margins declined due to the inefficiencies of lower volumes caused by the poor weather and softer pricing in selected markets.

INDUSTRIAL PRODUCTS SEGMENT
(in millions)

                                          2001          2000
                                       ----------   ----------
Revenues                                 $220.5       $255.4
Operating profit before charges          $  6.3       $ 12.4
Operating profit margin before charges      2.9%         4.9%

         The decline in revenues is primarily attributable to the impact of exiting the flange and valve business, reduced demand in the LPG market and competitive pricing pressures throughout the segment. Operating profits declined primarily due to pricing pressures in the container head products market and the Mexico LPG market.

         Sales of propane cylinders in Mexico have been negatively affected by a temporary halt in purchasing by Mexican propane distributors related to price controls and other matters. When these issues will be resolved, and the impact on Trinity's consolidated profits, cannot be determined. The reduction in first quarter fiscal 2002 net income is currently estimated at approximately $1.0 million.

ALL OTHER

         Revenues in All Other were stable in 2001 compared to 2000, while operating results decreased from a profit of $1.9 million in fiscal 2000 to a $14.5 million loss before charges in fiscal 2001. The decrease in operating profit is primarily a result of the start-up and development costs associated with the Company's internet related initiatives.

2000 COMPARED WITH 1999

         Revenues were $2.74 billion in fiscal 2000 compared to $2.93 billion in fiscal 1999, a 6.5% decrease. Operating profit decreased slightly to $279.0 million in fiscal 2000 compared to $284.9 million in fiscal 1999, a 2.1% decrease. Decreased revenues were primarily attributable to the Railcar and Parts & Services segments as a result of decreased railcar shipments. These declines are mostly offset by increased revenues and operating profit in the Inland Barge and Construction Products segments. Selling, engineering and administrative expenses increased as a percentage of revenue to 6.7% from 5.8%. This increase is primarily a result of the Company's global expansion and investments in technology.

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

RAILCAR SEGMENT
(in millions)

                                      2000             1999
                                   ----------       ----------
Revenues                            $1,515.3          $1,694.0
Operating profit                    $  153.2          $  166.9
Operating profit margin                 10.1%              9.9%

         While shipments of railcars declined 17.0% in fiscal 2000, revenues fell only 10.5% due to the product mix of units sold. Operating profit margins slightly increased due to operating efficiencies and the product mix of railcar sales.

INLAND BARGE SEGMENT
(in millions)

                                     2000           1999
                                  ----------     ----------
Revenues                            $210.1         $201.6
Operating profit                    $ 25.7         $ 11.5
Operating profit margin               12.2%           5.7%

         Inland Barge segment revenues increased 4.2% while operating profit increased 123.5% to $25.7 million. The increase in operating profit is due mainly to cost reductions and operating efficiencies.

PARTS & SERVICES SEGMENT
(in millions)

                                     2000           1999
                                  ----------     ----------
Revenues                            $373.8         $440.1
Operating profit                    $ 63.4         $ 77.1
Operating profit margin               17.0%          17.5%

            Revenues decreased by $66.3 million in the Parts & Services segment, from $440.1 million in fiscal 1999 (including intersegment sales of $155.6 million), to $373.8 million in fiscal 2000 (including intersegment sales of $110.7 million), while operating profit decreased from $77.1 million in fiscal 1999 to $63.4 million in fiscal 2000.

         Revenue and operating profit declines are primarily due to softness in the railcar market and the sale of three railcar repair plants.

CONSTRUCTION PRODUCTS SEGMENT
(in millions)

                                     2000           1999
                                  ----------     ----------
Revenues                            $445.6         $400.9
Operating profit                    $ 56.2         $ 50.2
Operating profit margin               12.6%          12.5%

         Revenues in the Construction Products segment increased 11.1%, while operating profit increased 12% due to increased activity across all product lines, favorable weather conditions, and small acquisitions.

INDUSTRIAL PRODUCTS SEGMENT
(in millions)


                                     2000           1999
                                  ----------     ----------
Revenues                            $255.4         $282.2
Operating profit                    $ 12.4         $ 13.8
Operating profit margin                4.9%           4.9%

         The decline in revenues is primarily due to the sale of Beaird Industries, Inc. in the quarter ended June 30, 1998.

ALL OTHER

         Revenues in the All Other segment decreased from $63.7 million in fiscal 1999 to $51.1 million in fiscal 2000 while operating profit decreased from $9.9 million to $1.9 million in fiscal 2000. The decrease in revenues reflects slightly weaker activity in some small, peripheral businesses.

LIQUIDITY & CAPITAL RESOURCES

         Net cash provided by operating activities decreased to $90.9 million during fiscal 2001 from $268.2 million in fiscal 2000 primarily due to reduced operating profits and working capital changes. Capital expenditures during fiscal 2001 were $350.2 million, of which $266.9 million was for additions to the lease portfolio. This compares to $167.2 million of capital expenditures in fiscal 2000, of which $71.0 million was for additions to the lease portfolio. Proceeds from the sale of property, plant and equipment and other assets were $62.8 million in fiscal 2001, composed primarily of the sale of cars from the lease fleet, compared to $77.7 million in fiscal 2000. The Company repurchased
1.6 million shares of its common stock for $34.6 million in fiscal 2001. The Company presently has no intention to repurchase any additional shares. Future operating requirements are expected to be financed principally with net cash flow from operations. Internally generated funds, short-term debt and long-term debt will continue to be used to finance business acquisitions. Capital expenditures and additions to Trinity's assets under lease are anticipated to be financed through internally generated funds, short-term debt, the issuance of equipment trust certificates, or similar debt instruments.

         Subsequent to year-end, the Company received proceeds of approximately $107.8 million pursuant to an off balance sheet, non-recourse financing program to fund railcar leasing activities. The net proceeds were utilized to pay down existing indebtedness. Approximately $43 million of additional railcars are anticipated to be sold under this program in the second fiscal quarter. In addition, on June 8, 2001 the Company completed a committed revolving bank facility for $460 million. Amounts borrowed under the facility bear interest at LIBOR plus 0.625% or other alternative rates at the Company's option and can be converted to a one-year term loan on June 6, 2002. The agreement requires maintenance of ratios related to interest coverage, leverage, and minimum net worth. The Company is currently in compliance and expects to remain in compliance. The initial fundings under this facility were utilized to payoff existing short-term borrowings.

INFLATION

         Changes in price levels of products and services did not significantly affect the Company's operations in fiscal 2001, 2000, or 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company's earnings are affected by changes in interest rates due to the impact those changes have on the Company's variable-rate debt obligations, which represented approximately 92% of its total debt as of March 31, 2001. If interest rates average one percentage point more in fiscal 2002 than they did during fiscal 2001, the Company's interest expense would increase by approximately $4.9 million. In comparison, at March 31, 2000, the Company estimated that if interest rates averaged one percentage point more in fiscal 2001 than they did in fiscal 2000, interest expense would have increased by approximately $1.7 million. The impact of an increase in interest rates was determined based on the impact of the hypothetical change in interest rates and scheduled principal payments on the Company's variable-rate debt obligations as of March 31, 2001 and 2000.

         In addition, the Company is subject to market risk related to its net investments in its foreign subsidiaries. The net investment in foreign subsidiaries as of March 31, 2001 is $232.5 million. However, the impact of such market risk exposures as a result of foreign exchange rate fluctuations has not been material to the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                            TRINITY INDUSTRIES, INC.,
                          INDEX TO FINANCIAL STATEMENTS

                                                                                PAGE
                                                                                ----
Report of Independent Auditors                                                   15

Consolidated Statement of Operations for the years ended March 31, 2001,
   2000, and 1999                                                                16

Consolidated Balance Sheet as of March 31, 2001 and 2000                         17

Consolidated Statement of Cash Flows for the years ended March 31,
  2001, 2000, and 1999                                                           18

Consolidated Statement of Stockholders' Equity for the years ended
  March 31, 2001, 2000, and 1999                                                 19

Notes to Consolidated Financial Statements                                     20 - 30

Selected Quarterly Financial Data (unaudited) for the years ended
  March 31, 2001 and 2000                                                        31

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Trinity Industries, Inc.

         We have audited the accompanying consolidated balance sheets of Trinity Industries, Inc. as of March 31, 2001 and 2000, and the related consolidated statement of operations, cash flows and stockholders' equity for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trinity Industries, Inc. at March 31, 2001 and 2000,and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.



                                                             ERNST & YOUNG LLP


Dallas, Texas
May 21, 2001

CONSOLIDATED STATEMENT OF OPERATIONS

                                                                     Year Ended March 31

(in millions except per share data)                            2001         2000        1999
                                                            ---------    ---------    ---------
Revenues                                                    $ 1,904.3    $ 2,740.6    $ 2,926.9

Operating costs:
         Cost of revenues                                     1,756.7      2,278.2      2,472.8
         Selling, engineering and administrative expenses       213.7        183.4        169.2
                                                            ---------    ---------    ---------
                                                              1,970.4      2,461.6      2,642.0
                                                            ---------    ---------    ---------
Operating profit (loss)                                         (66.1)       279.0        284.9


Other (income) expense:
         Interest income                                         (6.9)        (2.0)        (4.5)

         Interest expense                                        28.9         20.4         20.4

         Other, net                                              28.2         (2.3)       (27.4)
                                                            ---------    ---------    ---------
                                                                 50.2         16.1        (11.5)
                                                            ---------    ---------    ---------

Income (loss) before income taxes                              (116.3)       262.9        296.4

Provision (benefit) for income taxes:
         Current                                                  3.8         84.4        106.9
         Deferred                                               (45.7)        13.0          4.2
                                                            ---------    ---------    ---------
                                                                (41.9)        97.4        111.1
                                                            ---------    ---------    ---------

Net income (loss)                                           $   (74.4)   $   165.5    $   185.3
                                                            =========    =========    =========


Net income (loss) per common share:
         Basic                                              $   (1.98)   $    4.17    $    4.31
                                                            =========    =========    =========
         Diluted                                            $   (1.98)   $    4.15    $    4.25
                                                            =========    =========    =========

Weighted average number of shares outstanding:
         Basic                                                   37.5         39.7         43.0
         Diluted                                                 37.5         39.9         43.6


See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

                                                                              March 31

(in millions except per share data)                                      2001        2000
                                                                       --------    --------

Assets
Cash and equivalents                                                   $   13.5    $   16.9
Receivables (net of allowance for doubtful accounts of
          $4.8 in 2001 and $1.7 in 2000)                                  245.7       349.8
Inventories:
          Raw materials and supplies                                      235.5       257.0
          Work in process                                                  43.5        37.5
          Finished goods                                                   73.5        66.1
                                                                       --------    --------
                                                                          352.5       360.6

Property, plant and equipment, at cost                                  1,534.1     1,304.9
Less accumulated depreciation                                            (541.7)     (491.7)
                                                                       --------    --------
                                                                          992.4       813.2

Other assets                                                              221.8       198.0
                                                                       --------    --------
                                                                       $1,825.9    $1,738.5
                                                                       ========    ========

Liabilities and Stockholders' Equity
Short-term debt                                                        $  493.8    $  170.1
Accounts payable and accrued liabilities                                  364.2       360.9
Long-term debt                                                             44.0        95.4
Deferred income taxes                                                       7.1        58.5
Other liabilities                                                          37.8        38.5
                                                                       --------    --------
                                                                          946.9       723.4


Stockholders' equity:
          Common stock - shares issued and outstanding
             in 2001 - 43.8; in 2000 - 43.8                                43.8        43.8
          Capital in excess of par value                                  291.8       295.1
          Retained earnings                                               759.4       860.6
          Accumulated other comprehensive loss                            (21.1)      (19.8)
          Treasury stock (7.0 shares in 2001 and 5.5 shares in 2000)     (194.9)     (164.6)
                                                                       --------    --------
                                                                          879.0     1,015.1
                                                                       --------    --------
                                                                       $1,825.9    $1,738.5
                                                                       ========    ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                  Year Ended March 31

(in millions)                                                                   2001      2000     1999
                                                                               ------    ------    ------
Operating activities:
   Net income (loss)                                                           $(74.4)   $165.5    $185.3
   Adjustments to reconcile net income (loss) to net cash provided
     (required) by operating activities:
         Depreciation and amortization                                           89.1      80.3      72.0
         Deferred income taxes                                                  (45.5)     13.0       4.2
         Gain on sale of property, plant and equipment and other assets         (11.2)    (10.5)    (24.6)
         Unusual charges                                                        173.3        --        --
         Other                                                                    0.8       2.4      (7.6)
         Changes in assets and liabilities, net of effects from acquisitions and unusual charges:
              Decrease in receivables                                            92.3      17.4      45.3
              (Increase) decrease in inventories                                (24.3)     43.0     (47.9)
              (Increase) decrease in other assets                               (33.3)      2.8     (13.9)
              Decrease in accounts payable and accrued liabilities              (75.1)    (60.4)    (53.0)
              Increase (decrease) in other liabilities                           (0.8)     14.7       1.8
                                                                               ------    ------    ------
                 Total adjustments                                              165.3     102.7     (23.7)
                                                                               ------    ------    ------
   Net cash provided by operating activities                                     90.9     268.2     161.6

Investing activities:
   Proceeds from sale of property, plant and equipment and other assets          62.8      77.7     178.7
   Capital expenditures                                                        (350.2)   (167.2)   (193.5)
   Payment for purchase of acquisitions, net of cash acquired                   (13.5)    (25.6)    (82.8)
                                                                               ------    ------    ------
   Net cash required by investing activities                                   (300.9)   (115.1)    (97.6)

Financing activities:
   Issuance of common stock                                                        --       2.3       4.8
   Net borrowings (repayments) of short-term debt                               323.7     (10.9)     80.0
   Payments to retire long-term debt                                            (55.5)    (27.5)    (29.5)
   Stock repurchases                                                            (34.6)    (84.9)    (79.5)
   Dividends paid                                                               (27.0)    (28.7)    (29.4)
                                                                               ------    ------    ------
   Net cash provided (required) by financing activities                         206.6    (149.7)    (53.6)
                                                                               ------    ------    ------

Net increase (decrease) in cash and equivalents                                  (3.4)      3.4      10.4

Cash and equivalents at beginning of period                                      16.9      13.5       3.1
                                                                               ------    ------    ------
Cash and equivalents at end of period                                          $ 13.5    $ 16.9    $ 13.5
                                                                               ======    ======    ======

Interest paid in fiscal 2001, 2000, and 1999 was $29.0, $20.7 and $20.5, respectively.

See accompanying notes to consolidated financial statements.

 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                      Common        Common       Capital                   Accumulated
                                      Shares        Stock          in                         Other
(in millions except share          (100,000,000     $1.00       Excess of     Retained     Comprehensive    Treasury
and per share data)                 Authorized)   Par Value     Par Value     Earnings        Loss           Shares
                                   ------------   ---------     ---------     --------     -------------    --------
Balance at March 31, 1998          43,489,276    $      43.5   $     287.7    $     567.5    $     (11.2)

     Net income                            --             --            --          185.3             --             --
     Currency translation
         adjustments                       --             --            --             --           (9.4)            --

     Comprehensive income

     Cash dividends
         ($0.69 per share)                 --             --            --          (29.9)            --             --
     Stock repurchases                     --                           --             --             --     (2,363,932)

     Other                            216,360            0.2           4.9             --             --             --
                                  -----------    -----------   -----------    -----------    -----------    -----------

Balance at March 31, 1999          43,705,636           43.7         292.6          722.9          (20.6)    (2,363,932)

      Net income                           --             --            --          165.5             --             --
      Currency translation
         adjustments                       --             --            --             --            0.8             --

     Comprehensive income
     Cash dividends
         ($0.72 per share)                 --             --            --          (27.8)            --             --

      Stock repurchases                    --             --            --             --             --     (2,941,839)

      Other                            90,715            0.1           2.5             --             --       (149,972)
                                  -----------    -----------   -----------    -----------    -----------    -----------

BALANCE AT MARCH 31, 2000          43,796,351           43.8         295.1          860.6          (19.8)    (5,455,743)


     NET LOSS                              --             --            --          (74.4)            --             --

    CURRENCY TRANSLATION
         ADJUSTMENTS                       --             --            --             --           (1.3)            --

 COMPREHENSIVE LOSS

     CASH DIVIDENDS
         ($0.72 PER SHARE)                 --             --            --          (26.8)            --             --

      STOCK REPURCHASES                    --             --            --             --             --     (1,618,900)

      OTHER                                --             --          (3.3)            --             --        121,257
                                  -----------    -----------   -----------    -----------    -----------    -----------

BALANCE AT MARCH 31, 2001          43,796,351    $      43.8   $     291.8    $     759.4    $     (21.1)    (6,953,386)
                                  ===========    ===========   ===========    ===========    ===========    ===========


                                   Treasury          Total
(in millions except share            Stock        Stockholders'
and per share data)                 At Cost          Equity
-------------------------         ----------     -------------
Balance at March 31, 1998                         $     887.5

     Net income                             --          185.3
     Currency translation
         adjustments                        --           (9.4)
                                                  -----------
     Comprehensive income                               175.9

     Cash dividends
         ($0.69 per share)                  --          (29.9)
     Stock repurchases             $     (79.5)         (79.5)

     Other                                  --            5.1
                                   -----------    -----------

Balance at March 31, 1999                (79.5)         959.1

      Net income                            --          165.5
      Currency translation
         adjustments                        --            0.8
                                                  -----------
     Comprehensive income                               166.3
     Cash dividends
         ($0.72 per share)                  --          (27.8)

      Stock repurchases                  (84.9)         (84.9)

      Other                               (0.2)           2.4
                                   -----------    -----------

BALANCE AT MARCH 31, 2000               (164.6)       1,015.1


     NET LOSS                               --          (74.4)

    CURRENCY TRANSLATION
         ADJUSTMENTS                        --           (1.3)
                                                  -----------
 COMPREHENSIVE LOSS                                     (75.7)

     CASH DIVIDENDS
         ($0.72 PER SHARE)                  --          (26.8)

      STOCK REPURCHASES                  (34.6)         (34.6)

      OTHER                                4.3            1.0
                                   -----------    -----------

BALANCE AT MARCH 31, 2001          $    (194.9)   $     879.0
                                   ===========    ===========

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

         For fiscal 2000 and fiscal 1999 diluted net income per common share is based on the weighted average shares outstanding plus the assumed exercise of dilutive stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price of Trinity's common stock. Basic net income per common share is based on the weighted average number of common shares outstanding for the period. The numerator for both basic net income per common share and diluted net income per common share is net income. The difference between the denominator in the basic calculation and the denominator in the diluted calculation is attributable to the effect of employee stock options. Diluted loss per common share for fiscal 2001 is based only on the weighted average number of common shares outstanding during the period, as the inclusion of stock options would have been antidilutive.

          Effective April 1, 2001 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and its amendments. SFAS No. 133, as amended, requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from the changes in fair value of those derivatives are accounted for as either components of earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The implementation of specific policies and procedures related to derivative instruments and the issues surrounding SFAS No. 133, as amended, ensures the Company is in compliance with this new standard. The adoption of SFAS No.133, as amended, will not have a material impact on the Company's consolidated financial statements.

         Certain reclassifications have been made to prior year statements to conform to the current year presentation.

SEGMENT INFORMATION

         As of March 31, 2001, the Company modified its segment reporting to align the reportable segments with current internal reporting. The new reporting format combines the Highway Construction Products segment and the Concrete and Aggregate segment into one segment called the Construction Products segment. Other minor reclassifications between segments were also made. Operating profit amounts are after allocation of corporate shared services charges. All prior years' amounts have been restated to conform to current presentations.

         The new reporting format includes the following business segments (1) the Railcar segment, which manufactures and sells railcars; (2) the Inland Barge segment, consisting of barges and related products for inland waterway services;
(3) Parts & Services segment, which manufactures and sells various parts to manufacturers of railcars and other industrial products and provides services such as railcar maintenance, fleet management, and leasing; (4) the Construction Products segment, consisting primarily of highway guardrail and safety products, concrete and aggregate, and girders and beams used in the construction of highway and railway bridges; and (5) the Industrial Products segment, which manufactures and sells containers, container heads, weld fittings used in pressure piping systems, and pressure and non-pressure containers for the storage and transportation of liquefied gases and other liquid and dry products. Finally, All Other includes transportation services, the Company's captive insurance company, structural towers, and other peripheral businesses.

         The financial information for these segments is shown in the tables below. The Company operates principally in the continental United States, Mexico, Romania, Brazil and Slovakia. Intersegmental sales are at market prices.

YEAR ENDED MARCH 31, 2001
(in millions)                                 REVENUES
                                 ---------------------------------   OPERATING
                                                                      PROFIT              DEPRECIATION &    CAPITAL
                                   OUTSIDE  INTERSEGMENT   TOTAL      (LOSS)      ASSETS   AMORTIZATION   EXPENDITURES
                                  --------  ------------  --------   --------    -------- --------------  ------------
RAILCAR SEGMENT                    $  738.9   $    3.3   $  742.2    $  (31.7)   $  321.9   $   14.1      $   38.0

INLAND BARGE SEGMENT                  202.9         --      202.9        11.7        77.2        4.3           1.4

PARTS & SERVICES SEGMENT              248.5       68.2      316.7       (11.4)      716.0       24.3         257.0

CONSTRUCTION PRODUCTS SEGMENT         441.0        1.4      442.4        38.5       240.5       24.0          28.0

INDUSTRIAL PRODUCTS SEGMENT           220.5        9.8      230.3        (8.2)      206.1        9.1          12.4

ALL OTHER                              52.5       60.7      113.2       (15.7)       50.9        5.4          11.0

ELIMINATIONS & CORPORATE ITEMS           --         --     (143.4)      (49.3)      213.3        7.9           2.4
                                   --------   --------   --------    --------    --------   --------      --------

CONSOLIDATED TOTAL                                       $1,904.3    $  (66.1)   $1,825.9   $   89.1      $  350.2
                                                         ========    ========    ========   ========      ========

See pages 23 and 24 for explanation and segment effect of unusual charges recorded during the year ended March 31, 2001.

YEAR ENDED MARCH 31, 2000
(in millions)

                                                    Revenues
                                           -----------------------------      Operating
                                                                               Profit             Depreciation &    Capital
                                           Outside  Intersegment   Total       (Loss)      Assets  Amortization   Expenditures
                                           -------  ------------   -----      ---------    ------  ------------   ------------
Railcar Segment                            $1,515.3   $    5.9   $1,521.2    $  153.2    $  484.1   $   12.8        $   19.4

Inland Barge Segment                          210.1         --      210.1        25.7        63.7        5.4             1.5

Parts & Services Segment                      263.1      110.7      373.8        63.4       507.4       21.3            82.9

Construction Products Segment                 445.6         --      445.6        56.2       234.1       22.2            27.8

Industrial Products Segment                   255.4        1.3      256.7        12.4       148.1        7.1            11.4

All Other                                      51.1       61.9      113.0         1.9        48.3        6.5             7.8

Eliminations & Corporate Items                   --         --     (179.8)      (33.8)      252.8        5.0            16.4
                                           --------   --------   --------    --------    --------   --------        --------

Consolidated Total                                               $2,740.6    $  279.0    $1,738.5   $   80.3        $  167.2
                                                                 ========    ========    ========   ========        ========

YEAR ENDED MARCH 31, 1999
(in millions)

                                                    Revenues
                                           -----------------------------      Operating
                                                                               Profit             Depreciation &    Capital
                                           Outside  Intersegment   Total       (Loss)      Assets  Amortization   Expenditures
                                           -------  ------------   -----      ---------    ------  ------------   ------------
Railcar Segment                            $1,694.0   $    6.9   $1,700.9    $  166.9    $  532.2   $   12.5        $   30.0

Inland Barge Segment                          201.6         --      201.6        11.5        75.4        6.4             1.0

Parts & Services Segment                      284.5      155.6      440.1        77.1       489.7       18.6           118.6

Construction Products Segment                 400.9         --      400.9        50.2       217.8       21.8            17.7

Industrial Products Segment                   282.2        1.4      283.6        13.8       115.7        4.2             8.5

All Other                                      63.7       64.9      128.6         9.9        31.6        5.5             6.6

Eliminations & Corporate Items                   --         --     (228.8)      (44.5)      222.6        3.0            11.1
                                           --------   --------   --------    --------    --------   --------        --------

Consolidated Total                                               $2,926.9    $  284.9    $1,685.0   $   72.0        $  193.5
                                                                 ========    ========    ========   ========        ========

         Total revenues from external customers attributed to foreign operations for fiscal 2001, 2000, and 1999 are $99.5 million, $72.0 million, and $42.6 million, respectively. The Railcar segment includes revenues from one customer that accounted for 12.6 percent and 9.9 percent of consolidated revenues in fiscal 2000 and 1999, respectively. Long-lived assets located outside the United States in fiscal 2001, 2000, and 1999 are $180.1 million, $136.5 million, and $100.2 million, respectively.

         Corporate assets are composed of cash and equivalents, notes receivable, land held for investment, certain property, plant and equipment, and other assets. Capital expenditures do not include business acquisitions.

UNUSUAL CHARGES

         In the second quarter, the Company recorded pretax charges of $51.9 million ($33.2 million after tax), or $0.88 per share, related primarily to restructuring the Company's railcar operations, exiting the flange and valve businesses, writing down certain inventory, curtailing international barge operations, disposing of excess assets, staff reductions of corporate employees and writing down an investment.

Costs included in the charges are summarized as follows:
(in millions)

                                                              Total      Reserve
                                                             Charges  March 31, 2001
                                                             -------  --------------
Property, plant & equipment - write-downs to net
   realizable value to be disposed of and related
   shut-down costs                                             $28.4     $ 6.9
Inventory writedown                                             10.3        --
Severance costs - approximately 3,900 employees                  4.6       1.5
Investment write off                                             3.0        --
Other                                                            5.6       3.6
                                                               -----     -----
                                                               $51.9     $12.0
                                                               =====     =====

         In the third quarter, the Company recorded pretax charges of $65.6 million ($42.0 million after tax), or $1.13 per share, related primarily to environmental liabilities associated with previously closed facilities, write-downs of certain equity investments and acquired assets, including a 20% investment in a Russian transportation company obtained with the acquisition of Transisco Industries in the fall of 1996, and other charges.

Costs included in the charges are summarized as follows:
(in millions)

                                                                     Total      Reserve
                                                                    Charges  March 31, 2001
                                                                    -------  --------------
Equity investment write-downs:
   Russian transportation company                                    $17.0        $  --
   Other equity investments                                           17.5           --
                                                                     -----
      Total equity investment write-downs                             34.5           --
Asset write-downs related to wholly-owned businesses                  18.7           --
Environmental liabilities                                              6.6          6.6
Railcar Repair contract losses                                         4.0          3.7
Accounts receivable reserves in Parts & Services segment               2.9           --
Inventory, severance, and other charges                                2.8          1.1
Gain on sale of real estate                                           (3.9)          --
                                                                     -----        -----
                                                                     $65.6        $11.4
                                                                     =====        =====

In the fourth quarter, the Company recorded pretax charges of $55.8 million ($35.7 million after tax), or $0.97 per share, related primarily to additional plant closings, severance, asset write downs and a litigation reserve for an adverse jury verdict announced on May 14, 2001.

Costs included in the charges are summarized as follows:
(in millions)

                                                                           Total          Reserve
                                                                          Charges      March 31, 2001
                                                                          -------      --------------
Severance pay, asset write-downs, and plant shutdown
  costs related primarily to plant closings and
  headcount reductions                                                     $32.9          $19.2
Adverse jury verdict                                                        14.8           14.8
Loss on closure and loss on sale of certain
assets of TEMCO                                                              8.1             --
                                                                           -----          -----
                                                                           $55.8          $34.0
                                                                           =====          =====

Classification of the charges in the income statement are shown below by quarter:
(in millions)

                                         2nd Qtr       3rd Qtr       4th Qtr
                                         Charges       Charges       Charges       Total
                                         -------       ------        -------       -----
Cost of revenues                         $ 44.1        $ 27.3        $ 53.9        $125.3
Selling, engineering
   and administrative
   expenses                                 4.8           8.9           1.9          15.6
                                         ------        ------        ------        ------
Charged to operating profit                48.9          36.2          55.8         140.9

Other expenses                              3.0          29.4            --          32.4
                                         ------        ------        ------        ------
Total                                    $ 51.9        $ 65.6        $ 55.8        $173.3
                                         ------        ------        ------        ------



Classification of the charges by segment are shown below:
(in millions)

                                              INLAND         PARTS &      CONSTRUCTION    INDUSTRIAL   CORPORATE &
                               RAILCAR         BARGE         SERVICES       PRODUCTS       PRODUCTS       OTHER           TOTAL
                              ----------     ----------     ----------     ----------     ----------     ----------     ----------
Cost of revenues              $     66.2     $      4.4     $     26.6     $       --     $     14.4     $     13.7     $    125.3
Selling, engineering
& administrative                     1.8             --            6.9             --            0.1            6.8           15.6
                              ----------     ----------     ----------     ----------     ----------     ----------     ----------
Charged to
operating profit              $     68.0     $      4.4     $     33.5     $       --     $     14.5     $     20.5     $    140.9
                              ==========     ==========     ==========     ==========     ==========     ==========     ==========


         Provisions to write-down property, plant, and equipment to be disposed of to estimated fair market value were primarily related to assets that are no longer in use, have been sold, scrapped, and/or are held for sale at March 31, 2001. The Company estimated the fair market value of properties no longer in use or held for sale based on the location and condition of the properties, the fair market value of similar properties in the area, and the experience of the Company in the selling of similar properties in the past.

ACQUISITIONS AND DIVESTITURES

         The Company made certain acquisitions during fiscal 2001, 2000 and 1999 accounted for by the purchase method. The aggregate purchase price for these acquisitions was $30.6 million, $87.4 million and

$104.4 million respectively. Goodwill, which is included in other assets and amortized over periods ranging from 10 to 30 years of $14.5 million, $9.3 million and $65 million was recorded on the 2001, 2000 and 1999 acquisitions respectively. The acquired operations have been included in the consolidated financial statements from the effective dates of the acquisitions. Proforma results would not have been materially different from actual results for any year presented.

         During fiscal 2001, the Company made the decision to discontinue the operations of TEMCO, which produced concrete mixers, concrete batch plants and component parts for concrete related industries. Certain assets associated with this business were sold in March 2001.

STOCK PLANS

         The Company's 1998 Stock Option and Incentive Plan provides for awarding 2,000,000 shares of common stock plus shares covered by forfeited, expired, and canceled options granted under prior plans with a maximum of 600,000 shares being available for issuance as restricted stock or in satisfaction of performance or other awards. At March 31, 2001, a total of 988,233 shares were available for issuance. The plan provides for the granting of: nonqualified and incentive stock options having maximum ten-year terms to purchase common stock at its market value on the award date; stock appreciation rights based on common stock fair market values with settlement in common stock or cash; restricted stock; and performance awards with settlement in common stock or cash on achievement of specific business objectives. Under previous plans, nonqualified and incentive stock options and restricted shares were granted at their fair market values. One grant provided for granting reload options for the remaining term of the original grant at the common stock market value on the date shares already owned by the optionee are surrendered in payment of the option exercise price. Options become exercisable in various percentages over periods ranging up to eight years.

                                                                       Year Ended March 31
                                     ----------------------------------------------------------------------------------------
                                               2001                            2000                          1999
                                     --------------------------     --------------------------     --------------------------
                                                                                     Weighted                       Weighted
                                                       Weighted                      Average                         Average
                                                       Average                       Exercise                        Exercise
                                       Shares       Exercise Price    Shares          Price          Shares           Price
                                     ----------     --------------  ----------      ----------     ----------      ----------
Outstanding beginning of              2,526,836      $    30.33      2,059,983      $    29.81      1,982,495      $    26.01
year
Granted                                 865,200           22.96        636,306           30.06        414,663           39.76
Exercised                              (186,248)          13.25       (147,309)          21.02       (314,453)          18.73
Cancelled                              (139,868)          30.87        (22,144)          36.32        (22,722)          33.26
                                     ----------      ----------     ----------      ----------     ----------      ----------
Outstanding end of year               3,065,920           29.26      2,526,836           30.33      2,059,983           29.81
                                     ==========      ==========     ==========      ==========     ==========      ==========
Exercisable                           1,589,616           30.79      1,319,168      $    28.32        961,903           23.92
                                     ==========      ==========     ==========      ==========     ==========      ==========


                                                                     March 31, 2001
                             ----------------------------------------------------------------------------------------------
                                               Outstanding Options
                             ---------------------------------------------------------
                                                        Weighted           Average                     Exercisable Options
                                                     ----------------   --------------                ---------------------
                                                       Remaining                                                  Weighted
                                                     Contractual Life                                              Average
Exercise Price Range                 Shares              (Years)        Exercise Price                 Shares       Price
--------------------                ---------        ----------------   --------------               ---------    ---------
$15.94 - $23.00                    1,085,975             7.02            $22.06                       290,299       $19.90
 23.91 -  29.29                      670,382             4.63             25.14                       579,845        25.07
 29.44 -  34.81                      663,091             7.49             30.23                       282,634        31.06
 36.06 -  53.81                      646,472             6.74             44.63                       436,838        45.46
                                   ---------        ----------------  --------------                ---------    ---------
$15.94 - $53.81                    3,065,920             6.54            $29.26                     1,589,616       $30.79
                                   =========        ================  ==============                =========    =========

         The Company has elected to apply the accounting provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its Interpretations and, accordingly, no compensation cost has been recorded for stock options. The effect of computing compensation cost in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and the weighted average fair value of options granted during 2001, 2000, and 1999 using the Black-Scholes option pricing method is shown in the accompanying table.

                                           2001           2000          1999
                                         --------       --------      --------
Estimated fair value per
 share of options granted                $   7.56       $   9.10      $  15.49
Pro forma:
   Net income (millions)                 $  (78.7)      $  162.7      $  183.1
   Per diluted share                        (2.10)      $   4.06      $   4.20
Black-Scholes assumptions:
   Expected option life (years)               6.8            5.7           6.7
   Risk-free interest rate                    4.5%          6.10%         6.00%
   Dividend yield
   Common stock volatility                   3.10%          3.10%         1.82%
                                            0.328          0.328         0.393


Restricted Stock

                                           2001          2000         1999
                                         --------      --------     --------
Shares awarded                                 --        50,000       42,000
Shares cancelled                          (14,000)           --           --
Outstanding at March 31                   117,500       131,500       81,500
Grant date fair value per share                --      $  27.94     $  39.04




Certain internet related subsidiaries of the Company have stock based compensation plans which provide for the granting of stock options and other awards allowing Company employees to purchase stock of the Company's subsidiaries. As of March 31, 2001, options are outstanding with an exercise price of $0.12 per share and a total exercise price of $432,000. The book value of these subsidiaries is approximately a negative $0.50 per share.

DEBT


Long-term debt                                                           March 31

                                                                      2001        2000
(in millions)                                                        -------     -------
3.0-9.25 percent industrial development revenue bonds
   payable in varying amounts through 2005                           $   1.3     $   1.6

6.0-8.0 percent promissory notes, generally payable
   annually through 2015                                                 4.2        28.2

6.96-9.44 percent equipment trust certificates to
   institutional investors generally payable in semi-annual
   installments of varying amounts through 2003                         34.3        57.4

11.3 percent notes payable monthly through 2003                          4.2         8.2
                                                                     -------     -------
                                                                     $  44.0     $  95.4
                                                                     =======     =======

         The fair value of non-traded, fixed-rate outstanding debt, estimated using discounted cash flow analysis, approximates its carrying value. Principal payments due during the next five years are 2002 - $26.0; 2003 - $11.7; 2004 - $2.1; 2005 - $0.2; and 2006 - $0.2.

         The trustees of the equipment trusts have been assigned title to railcars with a net book value of $126.3 at March 31, 2001 for the life of the respective equipment trusts. Leases relating to such railcars financed by equipment trust certificates have been assigned as collateral.

Short-term debt

         Short-term debt primarily consists of money market borrowings, generally due within 30 days, with interest rates ranging from 5.88% to 7.50% in 2001 and 5.21% to 6.74% in 2000.




PROPERTY, PLANT AND EQUIPMENT

                                                  March 31
                                            2001           2000
(in millions)                            ----------     ----------
Land                                     $     51.9     $     51.0
Buildings and improvements                    280.5          261.0
Machinery                                     538.4          528.6
Equipment on lease                            627.9          429.0
Construction in progress                       35.4           35.3
                                         ----------     ----------
                                         $  1,534.1     $  1,304.9
                                         ==========     ==========

         Equipment on lease consists primarily of railcars leased by the Company to third parties. The Company enters into lease contracts with third parties with terms generally ranging between one and fifteen years, wherein equipment manufactured by Trinity is leased for a specified type of service over the term of the contract. The Company enters primarily into operating leases. Future minimum rental revenues on leases in each fiscal year are: 2002 - $57.1; 2003 - $49.2; 2004 - $43.6; 2005 - $40.7; 2006 - $35.2; and $225.0 thereafter.

INCOME TAXES
(in millions except percent data)

The components of the provision (benefit) for income taxes are:

                                            Year Ended March 31

                                     2001            2000           1999
                                  ----------      ----------     ----------
Current:
          Federal                 $      2.5      $     78.5     $     96.2
          State                          1.1             5.2           10.7
          Foreign                        0.2             0.7             --
                                  ----------      ----------     ----------
                                         3.8            84.4          106.9

Deferred                               (45.7)           13.0            4.2
                                  ----------      ----------     ----------
Total                             $    (41.9)     $     97.4     $    111.1
                                  ==========      ==========     ==========


         Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax liabilities and assets are:

                                                                     March 31

                                                                2001            2000
                                                            ----------     ----------
Deferred tax liabilities:
   Depreciation                                             $     97.4     $     78.3
   Deductions related to inventory and
      other assets of foreign operations                           5.1            7.4
   Other                                                            --            8.6
                                                            ----------     ----------
                                                                 102.5           94.3
Deferred tax assets:
   Pensions and other benefits                                    43.1           34.2
   Accounts receivable, inventory, and other
     asset valuation accounts                                     48.0            1.6
   Other                                                           4.3             --
                                                            ----------     ----------
   Total deferred tax assets                                      95.4           35.8
                                                            ----------     ----------
Net deferred tax liabilities                                $      7.1     $     58.5
                                                            ==========     ==========

         The provision (benefit) for income taxes results in effective tax rates different from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and the Company's effective income tax rate:

                                         Year Ended March 31

                                2001             2000            1999
                             ----------       ----------      ----------
Statutory rate                     35.0%            35.0%           35.0%
State taxes                         1.4              1.3             2.4

Other (net)                        (0.4)             0.8             0.1
                             ----------       ----------      ----------

Effective tax rate                 36.0%            37.1%           37.5%
                             ==========       ==========      ==========

         In fiscal 2001, 2000, and 1999, income taxes of $11.7, $85.2, and $111.6, respectively, were paid net of refunds received. Income (loss) before income taxes for fiscal 2001, 2000, and 1999 was ($124.8), $252.9, and $287.2,
respectively, for U.S. operations, and $8.5, $10.0, and $9.2, respectively, for foreign operations. The Company has not provided U.S. deferred income taxes on the undistributed earnings of its foreign subsidiaries based on the determination that such earnings will be indefinitely reinvested. Undistributed earnings of the Company's foreign subsidiaries were $36.9 as of March 31, 2001.

EMPLOYEE RETIREMENT PLANS
(in millions except percent data)

         The Company sponsors defined benefit pension and defined contribution profit sharing plans which provide income and death benefits for eligible employees.

                                                            Year Ended March 31

                                                  2001              2000             1999
                                                ----------       ----------       ----------
Actuarial Assumptions
Obligation discount rate                              7.75%            8.25%            7.25%
Compensation increase rate                            4.75%            4.75%            4.75%
Long-term rate of return on plan assets                  9%               9%               9%

Expense Components
Service cost                                    $     10.1       $     13.5       $     11.4
Interest                                              13.3             12.9             11.2
Expected return on assets                            (15.5)           (14.3)           (13.1)
Amortization and deferral                             (0.7)            (0.1)            (0.1)
Profit sharing                                         5.5              4.2              5.3
                                                ----------       ----------       ----------
Net expense                                     $     12.7       $     16.2       $     14.7
                                                ==========       ==========       ==========

Benefit Obligations
Beginning of year                               $    164.0       $    163.2       $    156.1
Service cost                                          10.1             13.5             11.4
Interest                                              13.3             12.9             11.2
Benefits paid                                         (5.4)            (5.0)            (6.1)
Actuarial (gain) loss                                  6.6            (20.6)            (3.5)
Sale of Beaird Industries, Inc.                         --               --             (5.9)
                                                ----------       ----------       ----------
End of year                                     $    188.6       $    164.0       $    163.2
                                                ==========       ==========       ==========

Under funded plans                              $    179.6       $      6.1       $    147.9
                                                ==========       ==========       ==========
Over funded plans                               $      9.0       $    157.9       $     15.3
                                                ==========       ==========       ==========

Plans' Assets
Beginning of year                               $    169.1       $    160.0       $    153.4
Actual return on assets                               (8.8)            11.4             12.3
Employer contributions                                13.9              2.7              5.1
Benefits paid                                         (5.4)            (5.0)            (6.1)
Sale of Beaird Industries, Inc.                         --               --             (4.7)
                                                ----------       ----------       ----------
End of year                                     $    168.8       $    169.1       $    160.0
                                                ==========       ==========       ==========

Under funded plans                              $    158.5       $       --       $    140.4
Over funded plans                                     10.3            169.1             19.6
                                                ==========       ==========       ==========

Consolidated Balance Sheet Components
Funded status                                   $     19.9       $     (5.1)      $      3.2
Unamortized transition obligation                      1.1              1.4              1.6
Unrecognized prior service cost                       (0.9)            (1.1)            (1.1)
Unrecognized gain (loss)                             (17.6)            14.4             (3.4)

                                                ----------       ----------       ----------
Net obligation                                  $      2.5       $      9.6       $      0.3
                                                ==========       ==========       ==========

Accrued                                         $     10.0       $     14.5       $      5.6
Prepaid                                                7.5              4.9              5.3
                                                ----------       ----------       ----------
Net accrued                                     $      2.5       $      9.6       $      0.3
                                                ==========       ==========       ==========

CONTINGENCIES

         In May of 2001, a judgement in the amount of $14.8 million was entered against the Company in a lawsuit brought for an alleged breach of contract involving the proposed production of a composite component for a refrigerated railcar for the Company. The amount of the judgement was accrued by the Company in fiscal 2001. The Company intends to appeal this judgement.

         The Company is subject to federal, state, local and foreign laws and regulations relating to the environment and to work places. The Company believes that it is currently in substantial compliance with such laws and the regulations promulgated thereunder.

         The Company is involved in various proceedings relating to environmental matters. The Company has provided reserves to cover probable and estimable liabilities of the Company with respect to such investigations and cleanup activities, taking into account currently available information and the Company's contractual rights of indemnification. However, estimates of future response costs are necessarily imprecise. Accordingly, there can be no assurance that the Company will not become involved in future litigation or other proceedings or, if the Company were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to the Company.

         The Company is involved in various other claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the Company's consolidated financial statements.


STOCKHOLDER'S RIGHTS PLAN

         The Company has adopted a Stockholder's Rights Plan to replace its existing plan which expired April 27, 1999. On March 11, 1999, the Board of Directors of the Company declared a dividend distribution of one right for each outstanding share of the Company's common stock, $1.00 par value, to stockholders of record at the close of business on April 27, 1999. Each right entitles the registered holder to purchase from the Company one one-hundredth (1/100) of a share of Series A Preferred Stock at a purchase price of $200.00 per one one-hundredth (1/100) of a share, subject to adjustment. The rights are not exercisable or detachable from the common stock until ten business days after a person acquires beneficial ownership of twelve percent or more of the Company's common stock or if a person or group commences a tender or exchange offer upon consummation of which that person or group would beneficially own twelve percent or more of the common stock. The Company will generally be entitled to redeem the rights at $0.01 per right at any time until the first public announcement that a twelve-percent position has been acquired. If any person becomes a beneficial owner of twelve percent or more of the Company's common stock, each right not owned by that person or related parties enables its holder to purchase, at the right's purchase price, shares of the Company's common stock having a calculated value of twice the purchase price of the right.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
(in millions except per share data)

                                                   First        Second        Third         Fourth
                                                  Quarter       Quarter       Quarter       Quarter         Year
                                                  --------      --------      --------      --------      --------
YEAR ENDED MARCH 31, 2001:
      REVENUES                                    $  533.7         550.7         401.2        418.70       1,904.3
      OPERATING PROFIT (LOSS)                     $   37.5         (14.9)        (30.5)        (58.2)        (66.1)
      NET INCOME (LOSS) (1)                       $   20.9         (13.2)        (42.4)        (39.7)        (74.4)

      NET INCOME (LOSS) PER COMMON SHARE:
        BASIC                                     $   0.55
                                                                   (0.35)        (1.14)        (1.08)        (1.98)
        DILUTED                                   $   0.55
                                                                   (0.35)        (1.14)        (1.08)        (1.98)

Year ended March 31, 2000:
      Revenues                                    $  693.4        700.00         700.8         646.4       2,740.6
      Operating profit                            $   77.4          76.9          68.8          55.9         279.0
      Net income                                  $   45.0          46.3          40.3          33.9         165.5

      Net income per common share:
        Basic                                     $   1.11          1.17          1.03          0.87          4.17
        Diluted                                   $   1.10          1.16          1.02          0.87          4.15


(1) See notes to consolidated financial statements for a discussion of certain unusual charges recorded in the Company's second, third, and fourth quarters of fiscal 2001.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.


         Information regarding the directors of the Company is incorporated by reference to the information set forth under the caption "Nominees" in the Company's proxy statement for the 2001 Annual Meeting of Stockholders. Information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference to the information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for the 2001 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

         Information regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the captions "Compensation of Directors" and "Executive Compensation" in the Company's proxy statement for the 2001 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's proxy statement for the 2001 Annual Meeting of Stockholders, under the caption "Security Ownership of Certain Beneficial Owners and Management".


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. None.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         During the fourth quarter, the Company filed two Form 8-K's which reported (i) revised lower North American railcar production volumes for next fiscal year; (ii) intention to discontinue and sell certain assets of it's TEMCO business which produced concrete mixers, concrete batch plant and component parts for concrete related industries and record an $8 million unusual charge associated with the cost of exiting this business; (iii) announced it expects to record charges of approximately $17 million primarily for severance and asset write-downs; (iv) expects fourth quarter earnings, excluding the charges mentioned above, to be a small loss; and (v) announced it expects earnings for the next fiscal year to be in the lower end of the $1.20 to $1.50 per share range.

         Subsequent to March 31, 2001 the Company filed form 8K, which (i) reported earnings for the fourth quarter and fiscal year ended March 31,2001;
(ii) announced additional fourth quarter unusual charges of approximately $16 million related to plant closings and $14.8 million in litigation reserves related to an adverse jury verdict; and (iii) announced that until more improvement is seen in the North American rail market, it is reasonable to expect the Company's net income in fiscal 2002 will be comparable to fiscal 2001 net income before unusual charges.

                                                                    EXHIBIT (23)

                         Consent of Independent Auditors


         We consent to the incorporation by reference in Post-Effective Amendment No. 3 to the Registration Statement (Form S-8, No. 2-64813), Post-Effective Amendment No. 1 to the Registration Statement (Form S-8, No. 33-10937), Registration Statement (Form S-8, No. 33-35514), Registration Statement (Form S-8, No. 33-73026), Registration Statement (Form S-8, No. 333-77735), Registration Statement (Form S-8, No. 333-91067), of Trinity Industries, Inc. and in the related Prospectuses of our report dated May 21, 2001 with respect to the consolidated financial statements and schedule of Trinity Industries, Inc. included in this Annual Report (Form 10-K) for the year ended March 31, 2001.



                                                               ERNST & YOUNG LLP



Dallas, Texas
June 14, 2001

                         Report of Independent Auditors


The Board of Directors and Stockholders
Trinity Industries, Inc.

         We have audited the consolidated financial statements of Trinity Industries, Inc. as of March 31, 2001 and 2000, and for each of the three years in the period ended March 31, 2001, and have issued our report thereon dated May 21, 2001. Our audits also included the financial statement schedule of Trinity Industries, Inc. listed in Item 14(a). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.


         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               ERNST & YOUNG LLP


Dallas, Texas
May 21, 2001

                                                                     SCHEDULE II



                            Trinity Industries, Inc.
                         Allowance for Doubtful Accounts
                   Years Ended March 31, 2001, 2000, and 1999
                                  (in millions)

                                                     Additions
                                      Balance at     charged to       Accounts        Balance
                                      beginning       costs and       charged          at end
                                       of year        expenses          off            of year
                                       -------         -------         -------         -------
YEAR ENDED MARCH 31, 2001              $   1.7         $   5.1         $   2.0         $   4.8
                                       =======         =======         =======         =======

Year Ended March 31, 2000              $   1.9         $   0.7         $   0.9         $   1.7
                                       =======         =======         =======         =======

Year Ended March 31, 1999              $   1.7         $   0.7         $   0.5         $   1.9
                                       =======         =======         =======         =======

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trinity Industries, Inc.                             By /s/  Michael G. Fortado
------------------------                                ------------------------
Registrant                                              Michael G. Fortado
                                                        Vice President,
                                                        General Counsel, and
                                                        Secretary
                                                        June 14, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Company and in the capacities and on the dates indicated:

Directors:                                       Directors (continued)

 /s/ David W. Biegler                             /s/ Diana Natalicio
----------------------                           ---------------------
David W. Biegler                                 Diana Natalicio
Director                                         Director
June 14, 2001                                    June 14, 2001

 /s/ Ronald J. Gafford                            /s/ W. Ray Wallace
----------------------                           -------------------
Ronald J. Gafford                                W. Ray Wallace
Director                                         Director
June 14, 2001                                    June 14, 2001


----------------------
Barry J. Galt
Director
June 14, 2001                                    Principal Executive Officer:

 /s/ Clifford J. Grum                             /s/ Timothy R. Wallace
----------------------                           ------------------------
Clifford J. Grum                                 Timothy R. Wallace
Director                                         Chairman, President,
June 14, 2001                                    Chief Executive Officer and
                                                 Director
 /s/ Dean P. Guerin                              June 14, 2001
--------------------
Dean P. Guerin
Director
June 14, 2001                                    Principal Financial Officer:

 /s/ Jess T. Hay                                  /s/ Jim S. Ivy
-----------------                                ----------------
Jess T. Hay                                      Jim S. Ivy
Director                                         Vice President
June 14, 2001                                    June 14, 2001

                                                 Principal Accounting Officer:

 /s/ Edmund M. Hoffman                            /s/ Christine S Stucker
-----------------------                          -------------------------
Edmund M. Hoffman                                Christine S.  Stucker
Director                                         Controller
June 14, 2001                                    June 14, 2001

June 14, 2001                                                      June 14, 2001


                            Trinity Industries, Inc.
                                Index to Exhibits
                                  (Item 14(a))

  NO.                              DESCRIPTION
  ---                              -----------
(3.1)    Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.A to Registration Statement No. 33-10937 filed April 8,
         1987).

(3.2) By-Laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10K for the fiscal year ended March 31,
         2000.)

(4.1) Specimen Common Stock Certificate of Company (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10K for the fiscal year ended March 31, 1999).

(4.2)    Rights Agreement dated March 31, 2000 (incorporated by reference To the
         Company's Form 8-K filed March 31, 1999).

(10.1)   Fixed Charges Coverage Agreement dated as of January 15, 1980, between
         Company and Trinity Industries Leasing Company (incorporated by reference to Exhibit 10.1 to Registration Statement No. 2-70378 filed
         January 29, 1981).


(10.2) Tax Allocation Agreement dated as of January 22, 1980 between Company and its subsidiaries (including Trinity Industries Leasing Company)
         (incorporated by reference to Exhibit 10.2 to Registration Statement
         No. 2-70378 filed January 29, 1981).

(10.3.1) Form of Amended and Restated Executive Severance Agreement, dated
         November 7, 2000, entered into between the Company and Chief Executive
         Officer, each of the four most highly paid executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year, three other executive officers, and two executive officers of subsidiaries of the Company.
         (incorporated by reference to Exhibit 10.1 to the Company's Quarterly
         Report on Form 10Q for the period ended December 31, 2000.*

(10.3.2) Form of Amended and Restated Executive Severance Agreement dated
         November 7, 2000, entered into between the Company and eight executive officers and fourteen divisional officers of the Company( incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
         10Q for the period ended December 31, 2000).*


(10.4)   Trinity Industries, Inc., Stock Option Plan with Stock Appreciation
         Rights (incorporated by reference to Registration Statement No. 2-64813 filed July 5, 1979, as amended by Post-Effective Amendment No. 1 dated
         July 1, 1980, Post-Effective Amendment No.2 dated August 31, 1984, and
         Post-Effective Amendment No. 3 dated July 13, 1990).*

(10.5)   Directors' Retirement Plan adopted December 11, 1986, as amended by
         Amendment No. 1 dated September 10, 1998 (incorporated by reference to
         Exhibit 10.5 to the Company's Annual Report on Form 10K for the fiscal year ended March 31, 1999).*

                                  (Item 14(a))

  NO.                              DESCRIPTION
  ---                              -----------
(10.6)   1989 Stock Option Plan with Stock Appreciation Rights (incorporated by reference to Registration Statement No. 33-35514 filed June 20, 1990).
         *


(10.7)   1993 Stock Option and Incentive Plan (incorporated by reference to
         Registration Statement No. 33-73026 filed December 15, 1993).  Trinity
         Industries, Inc.*

(10.8.1) Supplemental Profit Sharing Plan for Employees of Trinity Industries,
         Inc. and Certain Affiliates as restated effective January 1,2000
         (incorporated by reference to Exhibit 10.8 to the Company's Annual
         Report on Form 10K for the fiscal year ended March 31, 2000)*

(10.8.2) Amendment dated March 8, 2001 to the Supplemental Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates.*

(10.9)   Supplemental Profit Sharing and Deferred Director Fee Trust dated March
         31, 1999 (incorporated by reference to Exhibit 10.10 to the Company's
         Annual Report on Form 10K for the fiscal year ended March 31, 1999).*

(10.10)  Supplemental Retirement Plan dated April 1, 1995, as amended by
         Amendment No. 1 dated September 14, 1995 and Amendment No. 2 dated May
         6, 1997 (incorporated by reference to Exhibit 10.11 to the Company's
         Annual Report on Form 10K for the fiscal year ended March 31, 1999).*

(10.11)  Deferred Plan for Director Fees dated July 17, 1996, as amended by
         Amendment No. 1 dated September 10, 1998 (incorporated by reference to
         Exhibit 10.12 to the Company's Annual Report on Form 10K for the fiscal year ended March 31, 1999).*

(10.12)  Trinity Industries, Inc. 1998 Stock Option and Incentive Plan
         (incorporated by reference to Registration Statement No. 333-77735 filed May 4, 1999).*

(10.13)  Form of Deferred Compensation Plan and Agreement entered into between
         Trinity Industries, Inc. and certain officers of the company
         (incorporated by reference to Exhibit 10.14 to the Company's Annual
         Report on Form 10K for the fiscal year ended March 31, 1999).*

(10.14)  Consulting agreement between the Company and W. R. Wallace effective
         January 1, 1999 (incorporated by reference to Exhibit 10.14 to the
         Company's Annual Report on Form 10K for the fiscal year ended March 31,
         2000)*

(10.15)  Trinity Industries, Inc. Short-Term Management Incentive Plan
         (incorporated by reference to Exhibit A to the Company's proxy statement dated June 19,2000).*

  NO.                              DESCRIPTION
  ---                              -----------
(10.16)  Equipment Lease Agreement dated as of May 17, 2001 between TRLI-1A
         Railcar Statutory Trust, lessor, and Trinity Rail Leasing I L.P., lessee.

(10.17)  Credit Agreement dated as of June 8, 2001 among Trinity Industries,
         Inc, as Borrower, and The Chase Manhattan Bank, as Administrative
         Agent, et.al.

(21)     Listing of subsidiaries of the Company.

(23) Consent of Independent Auditors. (Contained on page 33 of this document)


*Management contracts and compensatory plan arrangements.



NOTICE: Exhibits 10.8.2, 10.16, 10.17, and 21 have been omitted from the reproduction of this Form 10-K. A copy of the Exhibits will be furnished upon written request to Neil Shoop, Treasurer, Trinity Industries, Inc., P.O. Box 568887, Dallas, Texas 75356-8887. The Company may impose a reasonable fee for its expenses in connection with providing the above-referenced Exhibits.