Form 10-Q
period 2001-06-30
TRINITY INDUSTRIES INC
filed 2001-08-10
CIK 99780

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

                                   -----------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ______________ to ______________


                          Commission file number 1-6903


                            TRINITY INDUSTRIES, INC.
               (Exact name of Company as specified in its charter)

Incorporated Under the Laws                               75-0225040
 of the State of Delaware                             ------------------
                                                       (I.R.S. Employer
                                                      Identification No.)

  2525 Stemmons Freeway
      Dallas, Texas                                       75207-2401
      -------------                                      ------------
   (Address of Principal                                  (Zip Code)
    Executive Offices)

                                 (214) 631-4420
                             ----------------------
                          (Company's Telephone Number,
                              Including Area Code)


Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes X    No
                                      ---     ---

                                   36,983,562
       (Number of shares of common stock outstanding as of June 30, 2001)

                                     Part I

Item 1 - Financial Statements


                            Trinity Industries, Inc.
                           Consolidated Balance Sheet
                       (in millions except per share data)



                                                    June 30        March 31
Assets                                                2001            2001
                                                  ------------    ------------
                                                   (unaudited)


Cash and equivalents ...........................  $       11.2    $       13.5
Receivables ....................................         252.7           245.7
Inventories:
  Raw materials and supplies ...................         179.8           235.5
  Work in process ..............................          39.8            43.5
  Finished goods ...............................          96.3            73.5
                                                  ------------    ------------
                                                         315.9           352.5

Property, plant and equipment, at cost .........       1,474.6         1,534.1
Less accumulated depreciation ..................        (554.3)         (541.7)
                                                  ------------    ------------
                                                         920.3           992.4

Other assets ...................................         226.2           221.8
                                                  ------------    ------------
                                                  $    1,726.3    $    1,825.9

Liabilities and Stockholders' Equity

Short-term debt ................................  $      421.0    $      493.8
Accounts payable and accrued liabilities .......         325.3           364.2
Long-term debt .................................          42.2            44.0
Deferred income taxes ..........................          20.1             7.1
Other liabilities ..............................          33.9            37.8
                                                  ------------    ------------
                                                         842.5           946.9
                                                  ------------    ------------
Stockholders' equity:
  Common stock - shares issued
    and outstanding at June 30, 2001
    - 43.8; at March 31, 2001 - 43.8 ...........          43.8            43.8
  Capital in excess of par value ...............         291.8           291.8
  Retained earnings ............................         762.3           759.4
  Accumulated other comprehensive loss .........         (21.9)          (21.1)
  Treasury stock -(shares held at
    June 30, 2001 - 6.8; at March 31,
    2001 - 7.0), at cost .......................        (192.2)         (194.9)
                                                  ------------    ------------
                                                         883.8           879.0
                                                  ------------    ------------
                                                  $    1,726.3    $    1,825.9
                                                  ============    ============



    See accompanying notes to consolidated financial statements.

                             Trinity Industries, Inc.
                          Consolidated Income Statement
                                   (unaudited)
                       (in millions except per share data)


                                                                      Three Months
                                                                      Ended June 30
                                                                   2001            2000
                                                               ------------    ------------

Revenues ...................................................   $      467.6    $      533.7

Operating costs:
  Cost of revenues .........................................          402.3           447.0
  Selling, engineering and administrative expenses .........           42.7            49.2
                                                               ------------    ------------
                                                                      445.0           496.2
Operating profit ...........................................           22.6            37.5

Other (income) expense:
  Interest income ..........................................           (1.7)           (1.1)
  Interest expense .........................................            7.6             6.0
  Other, net ...............................................            1.0            --
                                                               ------------    ------------
                                                                        6.9             4.9

Income before income taxes .................................           15.7            32.6

Provision (benefit) for income taxes:
  Current ..................................................           (5.1)           10.3
  Deferred .................................................           11.2             1.4
                                                               ------------    ------------
                                                                        6.1            11.7
                                                               ------------    ------------

Net income .................................................   $        9.6    $       20.9
                                                               ============    ============


Net income per common share:

  Basic ....................................................   $       0.26    $       0.55
                                                               ============    ============

  Diluted ..................................................   $       0.26    $       0.55
                                                               ============    ============


Weighted average number of shares outstanding:
  Basic ....................................................           37.0            38.1
  Diluted ..................................................           37.1            38.2


    See accompanying notes to consolidated financial statements.

                            Trinity Industries, Inc.
                      Consolidated Statement of Cash Flows
                                   (unaudited)
                                  (in millions)


                                                                     Three Months
                                                                     Ended June 30
                                                                  2001          2000
                                                               ----------    ----------

Operating activities:
 Net income ................................................   $      9.6    $     20.9
 Adjustments to reconcile net income to net cash
  provided (required) by operating activities:
   Depreciation and amortization ...........................         22.5          22.4
   Deferred income taxes ...................................         11.2           1.4
   Gain on sale of property, plant and equipment ...........         (0.7)         (0.6)
   Other ...................................................          0.7           0.4
   Changes in assets and liabilities, net of effects
    from acquisitions:
    (Increase) decrease in receivables .....................         (6.6)         91.5
    (Increase) decrease in inventories .....................         36.6         (47.2)
    Increase in other assets ...............................         (0.1)        (31.5)
    Decrease in accounts payable and
     accrued liabilities ...................................        (42.2)        (45.0)
    Decrease in other liabilities ..........................         (3.9)         (0.8)
                                                               ----------    ----------
     Total adjustments .....................................         17.5          (9.4)
                                                               ----------    ----------
   Net cash provided by operating
     activities ............................................         27.1          11.5

Investing activities:
 Proceeds from sale of property, plant
  and equipment ............................................         91.2           1.3
 Capital expenditures ......................................        (37.9)        (41.0)
 Payment for acquisitions, net of cash acquired ............         --            (8.7)
                                                               ----------    ----------
   Net cash provided (required) by
     investing activities ..................................         53.3         (48.4)

Financing activities:
 Net borrowings (repayments) of short-term debt ............        (72.8)         81.9
 Stock repurchases .........................................         --           (10.6)
 Payments to retire long-term debt .........................         (3.3)        (34.4)
 Dividends paid ............................................         (6.6)         (6.9)
                                                               ----------    ----------
   Net cash provided (required) by
     financing activities ..................................        (82.7)         30.0
                                                               ----------    ----------

Net decrease in cash and equivalents .......................         (2.3)         (6.9)
Cash and equivalents at beginning of period ................         13.5          16.9
                                                               ----------    ----------
Cash and equivalents at end of period ......................   $     11.2    $     10.0
                                                               ==========    ==========




See accompanying notes to consolidated financial statements

                            Trinity Industries, Inc.
                 Consolidated Statement of Stockholders' Equity
                                   (unaudited)
                  (in millions except share and per share data)



                                  Common Stock
                             -----------------------
                                                       Capital                Accumulated
                                            Amount       in                      Other                                  Total
                                 Shares     $1.00      Excess                   Compre-         Treasury Stock          Stock-
                             (100,000,000)   Par       of Par      Retained     hensive     -----------------------    holders'
                             (Authorized)   Value       Value      Earnings     Income        Shares       Amount       Equity
                             -----------  ----------  ----------  ----------  ----------    ----------   ----------   ----------

Balance at March 31, 2000     43,796,351  $     43.8  $    295.1  $    860.6  $    (19.8)   (5,455,743)  $   (164.6)  $ (1,015.1
 Net income ................        --          --          --          20.9        --            --           --           20.9
 Currency translation
   Adjustments .............        --          --          --          --          (0.2)         --           --           (0.2)
                                                                                                                      ----------
 Comprehensive income ......                                                                                                20.7
 Cash dividends
 ($0.18 per share) .........        --          --          --          (6.9)       --            --           --           (6.9)
 Stock repurchases .........        --          --          --          --          --        (518,900)       (10.6)       (10.6)
 Other .....................        --          --           0.1        --          --           1,165         --            0.1
                              ----------  ----------  ----------  ----------  ----------    ----------   ----------   ----------
Balance at June 30, 2000....  43,796,351  $     43.8  $    295.2  $    874.6  $    (20.0)   (5,973,478)  $   (175.2)  $  1,018.4
                              ==========  ==========  ==========  ==========  ==========    ==========   ==========   ==========




Balance at March 31, 2001     43,796,351  $     43.8  $    291.8  $    759.4  $    (21.1)   (6,953,386)  $   (194.9)       879.0
 Net income ................        --          --          --           9.6        --            --           --            9.6
 Currency translation
   and derivative fair
   value adjustments .......        --          --          --          --          (0.8)         --           --           (0.8)
                                                                                                                      ----------
 Comprehensive income ......                                                                                                 8.8
 Cash dividends
  ($0.18 per share) ........        --          --          --          (6.7)       --            --           --           (6.7)
 Other .....................        --          --          --          --          --         140,597          2.7          2.7
                              ----------  ----------  ----------  ----------  ----------    ----------   ----------   ----------
Balance at June 30, 2001....  43,796,351  $     43.8  $    291.8  $    762.3  $    (21.9)   (6,812,789)  $   (192.2)  $    883.8
                              ==========  ==========  ==========  ==========  ==========    ==========   ==========   ==========


See accompanying notes to consolidated financial statements

                            Trinity Industries, Inc.
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                                  June 30, 2001


                                     General

The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. ("Trinity " or the "Company "). In the opinion of management, all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of June 30, 2001, the results of operations for the three month periods ended June 30, 2001 and 2000 and cash flows for the three month periods ended June 30, 2001 and 2000, in conformity with generally accepted accounting principles, have been made. Because of seasonal and other factors, the results of operations for the three month period ended June 30, 2001 may not be indicative of expected results of operations for the year ending March 31, 2002. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q, and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended March 31, 2001.

                                  Contingencies

The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the Company's consolidated financial statements.

                              Segments of Business

Trinity Industries, Inc. is a diversified industrial manufacturer. As of March 31, 2001, the Company modified its segment reporting to align the reportable segments with current internal reporting. The Company combined the Highway Construction Products segment and the Concrete and Aggregate segment into the Construction Products segment, moved its Heads business into the Industrial Products segment from Parts and Services, and moved its Deck Fittings and Marine Parts business into the Inland Barge segment from Parts and Services. Furthermore, the Company changed the definition of operating profit at the segment level to include corporate shared services charges. Information reflecting these changes for fiscal years 2001, 2000 and 1999 was presented in the 2001 Annual Report in order to conform to these changes. Quarterly information for the fiscal years ended March 31, 2001, 2000, and 1999 has been restated to the new reporting format and is included as Exhibit 99.2 in this report to provide additional information to the users of the financial statements. The determination of operating segments is based on the types of products and services provided by the Company and the internal reporting relationships.

The new reporting format includes the following business segments: (1) the Railcar segment, which manufactures and sells railcars; (2) the Inland Barge segment, which manufactures barges and related products for inland waterway services; (3) the Parts & Services segment, which manufactures and sells various parts to manufacturers of railcars and other industrial products and provides services such as railcar maintenance, fleet management, and leasing; (4) the Construction Products segment, consisting primarily of highway guardrail and safety products, concrete and aggregate, and girders and beams used in the construction of highway and railway bridges; (5) the Industrial Products segment, which manufactures and sells containers, container heads, weld fittings used in pressure piping systems, and pressure and non-pressure containers for the storage and transportation of liquefied gases and other liquid and dry products. Finally, All Other includes transportation services, the Company's captive insurance company, structural towers, and other peripheral businesses.

The financial information for the quarter ended June 30, 2001 and 2000 is shown in the tables below.

Three months ended June 30, 2001 (unaudited)
(in millions)


                                                            Revenues                     Operating
                                           -----------------------------------------      Profit
                                             Outside     Intersegment       Total         (Loss)
                                           ----------   ---------------   ----------    ----------

Railcar Segment ........................   $    169.2   $           0.8   $    170.0    $      3.6
Inland Barge Segment ...................         49.6              --           49.6           2.9
Parts & Services Segment ...............         51.7              19.2         70.9           8.2
Construction Products Segment ..........        135.3              --          135.3          15.7
Industrial Products Segment ............         44.0               0.9         44.9           0.4
All Other ..............................         17.8              10.5         28.3          (2.9)
Eliminations and Corporate Items .......         --                --          (31.4)         (5.3)
                                                                          ----------    ----------
Consolidated Total .....................                                  $    467.6    $     22.6
                                                                          ==========    ==========

Three months ended June 30, 2000 (unaudited)
(in millions)



                                                            Revenues                     Operating
                                           -----------------------------------------      Profit
                                             Outside     Intersegment       Total         (Loss)
                                           ----------   ---------------   ----------    ----------

Railcar Segment ........................   $    214.1   $           1.3   $    215.4    $     12.2
Inland Barge Segment ...................         51.6              --           51.6           6.5
Parts & Services Segment ...............         72.6              14.9         87.5          11.3
Construction Products Segment ..........        125.9              --          125.9          15.9
Industrial Products Segment ............         59.1               1.3         60.4           1.7
All Other ..............................         10.4              16.0         26.4          (3.8)
Eliminations and Corporate Items .......         --                --          (33.5)         (6.3)
                                                                          ----------    ----------
Consolidated Total .....................                                  $    533.7    $     37.5
                                                                          ==========    ==========

                                      Other

Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities," which establishes a comprehensive standard for the recognition and measurement of derivatives and hedging activities. Due to the Company's limited use of derivatives, the impact was not material. In the first quarter of fiscal 2002, the Company entered into six interest rate swap agreements with a total notional amount of $175 million in order to mitigate the impact from interest rate fluctuations on outstanding debt obligations. The Company pays an average fixed rate of 4.60% and receives a floating rate based on the three-month LIBO rates. As of June 30, 2001, the fair value of these swaps was a liability on the Company's books of ($0.3) million with the offset to other comprehensive income.

Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142) which requires that goodwill not be amortized but instead be tested for impairment annually by reporting unit. The adoption of SFAS No. 142 is not expected to have a material effect on the financial statements, however, the fair values of the respective reporting units have not been finally determined. For the three months ended June 30, 2000, goodwill amortization was $700 thousand($400 thousand after tax or $0.01 per share). If SFAS 142 had not been adopted, goodwill amortization of approximately $900 thousand ($600 thousand after tax or $0.02 per share) would have been recorded for the three months ended June 30,2001.

On June 8, 2001 the Company completed a committed revolving bank facility for $460 million. Amounts borrowed under the facility bear interest at LIBOR plus 0.625% or other alternative rates at the Company's option and can be converted to a one-year term loan on June 6, 2002. The agreement requires maintenance of ratios related to interest coverage, leverage, and minimum net worth. The Company is currently in compliance with such requirements. The initial proceeds under this facility were used to retire existing short-term borrowings.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

                              Results of Operations

                  Three Months Ended June 30, 2001 Compared to
                        Three Months Ended June 30, 2000

Revenues for the first quarter of fiscal 2002 decreased to $467.6 million from $533.7 million primarily due to reduced car shipments in the Railcar segment. Operating profit also decreased to $22.6 million compared to $37.5 million due to reduced railcar activities.

Revenues for the Railcar segment decreased to $169.2 million from $214.1 million while operating profit decreased to $3.6 million from $12.2 million. The decline in revenues and operating profit is a result of the significant weakening in demand for new railcars in North America combined with a higher percentage of railcar deliveries going to Trinity's lease fleet than in the prior year. Railcar segment operating margins declined due to sales price declines and inefficiencies associated with the lower volumes.

Revenues for the Inland Barge segment decreased to $49.6 million from $51.6 million. Operating profit decreased to $2.9 million from $6.5 million. The decrease in operating profit is primarily due to competitive price pressures for both hopper barges and tank barges.

Revenues decreased by $16.6 million in the Parts & Services segment, from $87.5 million (including intersegment sales of $14.9 million), to $70.9 million (including intersegment sales of $19.2 million), while operating profit decreased to $8.2 million from $11.3 million. This decrease in revenues and operating profit is primarily due to the soft market conditions in the railcar market.

Revenues for the Construction Products segment increased to $135.3 million from $125.9 million, a 7.5% increase, while operating profit decreased to $15.7 million from $15.9 million. Operating profit increases in the Concrete & Aggregate portion of this segment were offset by losses in the Bridge business related to flooding in the Houston plant.

Industrial Products segment revenues decreased to $44.0 million compared to $59.1 million. Operating profit decreased to $0.4 million from $1.7 million. The reduction of revenues and operating profit is primarily a result of reduced demand from gas distributors in the Mexico LPG market. This situation is presently expected to continue through September 2001.

In the three months ended June 30, 2001, selling, engineering and administrative expenses decreased to $42.7 million from $49.2 million in comparison to the same period last year primarily due to staff reductions.

Net interest expense increased due to higher debt levels. The Company's effective tax rate increased from 36% to 39% due to the impact of reduced taxable income on available tax credits.

                          Liquidity & Capital Resources

Net cash provided by operating activities increased to $27.1 million during the first three months of fiscal 2002 compared to $11.5 million in the first three months of fiscal 2001. Capital expenditures during the first three months of fiscal 2002 were approximately $37.9 million of which approximately $24.8 million was for additions to the railcar lease fleet. This compares to $41.0 million of capital expenditures in the first three months of fiscal 2001 of which $22.7 million was for additions to the railcar lease fleet. Proceeds from the sale of property, plant and equipment (primarily lease fleet sales) were $91.2 million in the first three months of fiscal 2002 compared to $1.3 million in fiscal 2001.

Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142) which requires that goodwill not be amortized but instead be tested for impairment annually by reporting unit. The adoption of SFAS No. 142 is not expected to have a material effect on the financial statements, however, the fair values of the respective reporting units have not been finally determined. For the three months ended June 30, 2000, goodwill amortization was $700 thousand ($400 thousand after tax or $0.01 per share). If SFAS 142 had not been adopted, goodwill amortization of approximately $900 thousand ($600 thousand after tax or $0.02 per share) would have been recorded for the three months ended June 30,2001

On June 8, 2001 the Company completed a committed revolving bank facility for $460 million. Amounts borrowed under the facility bear interest at LIBOR plus 0.625% or other alternative rates at the Company's option and can be converted to a one-year term loan on June 6, 2002. The agreement requires maintenance of ratios related to interest coverage, leverage, and minimum net worth. The Company is currently in compliance with such requirements. The initial proceeds under this facility were used to retire existing short-term borrowings.

The Company presently has no intention to repurchase any additional shares. The Company believes cash provided from operations and cash available under uncommitted bank lines of credit will be sufficient to meet its operating and capital expenditure requirements for the remainder of the fiscal year. The Company believes acquisitions could be financed through its uncommitted facility and additional borrowing with the consent of lenders.

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

                                     Part II

Item 4 - Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held July 31, 2001, stockholders elected nine incumbent directors for a one-year term (Proposal 1), approved an Amendment to the 1998 Stock Option and Incentive Plan (Proposal 2), and approved ratification of Ernst & Young LLP as independent auditors for fiscal year 2002 (Proposal 3). The vote tabulation follows for each proposal:

Proposal 1 - Election of Directors


NOMINEE                                       For                Withheld

          David W. Biegler                32,233,655             1,374,258
          Ronald J. Gafford               32,237,300             1,370,613
          Barry J. Galt                   32,242,823             1,365,090
          Clifford J. Grum                32,231,853             1,376,060
          Dean P. Guerin                  32,225,364             1,382,549
          Jess T. Hay                     31,633,906             1,974,007
          Diana S. Natalicio              32,245,931             1,361,982
          Timothy R. Wallace              32,030,915             1,576,998
          W. Ray Wallace                  32,222,254             1,385,659


Proposal 2 - Amendment to Stock Option and Incentive Plan

         For            Against       Abstentions      Broker Non-Votes
      24,830,514       8,531,949        245,450             N/A


Proposal 3 - Independent Auditors

         For            Against       Abstentions      Broker Non-Votes
      33,403,814        155,777          48,322             N/A

Item 5 - Other Information

Restated Quarterly Segment Information for the fiscal years ended March 31, 2001, 2000, and 1999 and Supplemental Management's Discussion and Analysis of Operating Results for the two years ended March 31, 2001 and 2000 are filed as
Exhibit 99.2 in this report on Form 10-Q.

Item 6 - Exhibits and Reports on Form 8-K

  (a)   Exhibits

          Exhibit
          Number         Description

          10.12.2        Amendment No. 2 to 1998 Stock Option and Incentive Plan

          99.2 Restated Quarterly Segment Information and related Supplemental Management's Discussion and Analysis of Operating Results.


  (b) Form 8-K was filed on June 1, 2001 that reported the Company's operating results for Fiscal 2001 and additional unusual charges recorded in the fourth quarter.

--------------------------------------------------------------------------------



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Trinity Industries, Inc.

                                            By: /s/ Jim S. Ivy
                                               --------------------------------
                                                    Jim S. Ivy
                                                    Vice President and
                                                    Chief Financial Officer
August 10, 2001

                               INDEX TO EXHIBITS


          EXHIBIT
          NUMBER         DESCRIPTION
          -------        -----------
          10.12.2        Amendment No. 2 to 1998 Stock Option and Incentive Plan

          99.2           Restated Quarterly Segment Information and related
                         Supplemental Management's Discussion and Analysis of
                         Operating Results.