Form 10-Q
period 2001-09-30
TRINITY INDUSTRIES INC
filed 2001-11-14
CIK 99780

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                          Commission file number 1-6903

                            TRINITY INDUSTRIES, INC.
               (Exact name of Company as specified in its charter)

                                                              75-0225040
Incorporated Under the Laws                              -------------------
 of the State of Delaware                                 (I.R.S. Employer
                                                         Identification No.)

  2525 Stemmons Freeway
      Dallas, Texas                                           75207-2401
  ---------------------                                       ----------
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

                                   37,013,626
     (Number of shares of common stock outstanding as of September 30, 2001)

                                     Part I

Item 1 - Financial Statements

                            Trinity Industries, Inc.
                           Consolidated Balance Sheet
                       (in millions except per share data)


                                                        Sept. 30        March 31
    Assets                                                2001            2001
    ------                                             ----------      ----------
                                                       (unaudited)
Cash and equivalents ...........................       $      3.0      $     13.5
Receivables ....................................            241.8           245.7
Inventories:
  Raw materials and supplies ...................            206.4           235.5
  Work in process ..............................             37.2            43.5
  Finished goods ...............................             79.4            73.5
                                                       ----------      ----------
                                                            323.0           352.5

Property, plant and equipment, at cost .........          1,495.3         1,534.1
Less accumulated depreciation ..................           (559.2)         (541.7)
                                                       ----------      ----------
                                                            936.1           992.4

Goodwill .......................................             73.1            71.4
Other assets ...................................            166.0           150.4
                                                       ----------      ----------
                                                            239.1           221.8
                                                       ----------      ----------
                                                       $  1,743.0      $  1,825.9
                                                       ==========      ==========

Liabilities and Stockholders' Equity

Bank debt ......................................       $    409.0      $    493.8
Accounts payable and accrued liabilities .......            364.7           364.2
Long-term debt .................................             24.2            44.0
Deferred income taxes ..........................             26.4             7.1
Other liabilities ..............................             37.3            37.8
                                                       ----------      ----------
                                                            861.6           946.9
                                                       ----------      ----------
Stockholders' equity:
  Common stock - shares issued
    and outstanding at September 30, 2001
    - 43.8; at March 31, 2001 - 43.8 ...........             43.8            43.8
  Capital in excess of par value ...............            290.9           291.8
  Retained earnings ............................            763.6           759.4
  Accumulated other comprehensive loss .........            (26.2)          (21.1)
  Treasury stock -(shares held at
    September 30, 2001 - 6.8; at March 31,
    2001 - 7.0), at cost .......................           (190.7)         (194.9)
                                                       ----------      ----------
                                                            881.4           879.0
                                                       ----------      ----------
                                                       $  1,743.0      $  1,825.9
                                                       ==========      ==========


          See accompanying notes to consolidated financial statements.

                            Trinity Industries, Inc.
                          Consolidated Income Statement
                                   (unaudited)
                       (in millions except per share data)


                                                                   Six Months
                                                                 Ended Sept. 30
                                                              2001            2000
                                                           ----------      ----------
Revenues .............................................     $    840.5      $  1,084.4

Operating costs:
  Cost of revenues ...................................          716.6           958.5
  Selling, engineering and administrative expenses ...           82.5           103.3
                                                           ----------      ----------
                                                                799.1         1,061.8
                                                           ----------      ----------
Operating profit .....................................           41.4            22.6

Other (income) expense:
  Interest income ....................................           (1.9)           (3.3)
  Interest expense ...................................           14.1            12.9
  Other, net .........................................            1.1             1.0
                                                           ----------      ----------
                                                                 13.3            10.6
                                                           ----------      ----------
Income before income taxes ...........................           28.1            12.0

Provision (benefit) for income taxes:
  Current ............................................          (12.6)            4.9
  Deferred ...........................................           23.2            (0.6)
                                                           ----------      ----------
                                                                 10.6             4.3
                                                           ----------      ----------
Net income ...........................................     $     17.5      $      7.7
                                                           ==========      ==========
Net income per common share:

  Basic ..............................................     $     0.47      $     0.20
                                                           ==========      ==========

  Diluted ............................................     $     0.47      $     0.20
                                                           ==========      ==========
Weighted average number of shares outstanding:
  Basic ..............................................           37.0            37.9
  Diluted ............................................           37.1            38.0


    See accompanying notes to consolidated financial statements.

                            Trinity Industries, Inc.
                          Consolidated Income Statement
                                   (unaudited)
                       (in millions except per share data)


                                                                 Three Months
                                                                Ended Sept. 30
                                                             2001            2000
                                                          ----------      ----------
Revenues ............................................     $    372.9      $    550.7

Operating costs:
  Cost of revenues ..................................          314.3           511.5
  Selling, engineering and administrative expenses ..           39.8            54.1
                                                          ----------      ----------
                                                               354.1           565.6
                                                          ----------      ----------
Operating profit (loss) .............................           18.8           (14.9)

Other (income) expense:
  Interest income ...................................           (0.2)           (2.2)
  Interest expense ..................................            6.5             6.9
  Other, net ........................................            0.1             1.0
                                                          ----------      ----------
                                                                 6.4             5.7
                                                          ----------      ----------
Income (loss) before income taxes ...................           12.4           (20.6)

Provision (benefit) for income taxes:
  Current ...........................................           (7.5)           (5.1)
  Deferred ..........................................           12.0            (2.3)
                                                          ----------      ----------
                                                                 4.5            (7.4)
                                                          ----------      ----------
Net income (loss) ...................................     $      7.9      $    (13.2)
                                                          ==========      ==========
Net income (loss) per common share:

  Basic .............................................     $     0.21      $    (0.35)
                                                          ==========      ==========

  Diluted ...........................................     $     0.21      $    (0.35)
                                                          ==========      ==========
Weighted average number of shares outstanding:
  Basic .............................................           37.0            37.6
  Diluted ...........................................           37.2            37.6

                            Trinity Industries, Inc.
                      Consolidated Statement of Cash Flows
                                   (unaudited)
                                  (in millions)


                                                                  Six Months
                                                                Ended Sept. 30
                                                            2001            2000
                                                         ----------      ----------
Operating activities:
 Net income ........................................     $     17.5      $      7.7
 Adjustments to reconcile net income to net cash
  provided (required) by operating activities:
   Depreciation and amortization ...................           44.3            43.8
   Deferred income taxes ...........................           23.2            (0.6)
   Gain on sale of property, plant and equipment ...           (1.5)           (8.4)
   Restructuring and other special charges .........             --            41.7
   Other ...........................................            0.6             8.5
   Changes in assets and liabilities, net of
    effects from acquisitions:
     Decrease in receivables .......................            3.9            90.8
     (Increase) decrease in inventories ............           29.5           (45.5)
     Increase in other assets ......................          (21.4)          (46.5)
     Decrease in accounts payable and
      accrued liabilities ..........................           (7.7)          (31.2)
     Decrease in other liabilities .................           (0.5)           (1.4)
                                                         ----------      ----------
      Total adjustments ............................           70.4            51.2
                                                         ----------      ----------
   Net cash provided by operating activities .......           87.9            58.9

Investing activities:
 Proceeds from sale of property, plant
  and equipment ....................................          139.1            52.3
 Capital expenditures ..............................         (119.6)         (111.5)
 Payment for acquisitions, net of cash acquired ....             --           (16.2)
                                                         ----------      ----------
   Net cash provided (required) by
     investing activities ..........................           19.5           (75.4)

Financing activities:
 Net borrowings (repayments)of bank debt ...........          (84.8)          143.9
 Stock repurchases .................................             --           (22.5)
 Payments to retire long-term debt .................          (19.8)          (49.7)
 Dividends paid ....................................          (13.3)          (13.7)
                                                         ----------      ----------
   Net cash provided (required) by
     financing activities ..........................         (117.9)           58.0
                                                         ----------      ----------

Net increase (decrease) in cash and equivalents ....          (10.5)           41.5
Cash and equivalents at beginning of period ........           13.5            16.9
                                                         ----------      ----------
Cash and equivalents at end of period ..............     $      3.0      $     58.4
                                                         ==========      ==========


See accompanying notes to consolidated financial statements

                            Trinity Industries, Inc.
                 Consolidated Statement of Stockholders' Equity
                                   (unaudited)
                  (in millions except share and per share data)


                                 Common Stock
                             --------------------   Capital             Accumulated
                                            Amount     in                  Other                            Total
                                 Shares     $1.00    Excess               Compre-      Treasury Stock      Stock-
                             (100,000,000)   Par     of Par  Retained     hensive    -------------------   holders'
                             (Authorized)   Value    Value   Earnings     Income       Shares     Amount    Equity
                             -------------  ------  -------  --------   -----------  ----------   ------   --------
Balance at March 31, 2000      43,796,351   $43.8    $295.1    $860.6    $   (19.8)  (5,455,743) $(164.6)  $1,015.1
 Net income                            --      --        --       7.7           --           --       --        7.7
 Currency translation
   Adjustments                         --      --        --        --         (0.4)          --       --       (0.4)
                                                                                                           --------
 Comprehensive income                                                                                           7.3
 Cash dividends
 ($0.36 per share)                     --      --        --     (13.5)          --           --       --      (13.5)
 Stock repurchases                     --      --        --        --           --   (1,118,900)   (22.5)     (22.5)
 Other                                 --      --      (1.7)       --           --       87,702      3.2        1.5
                               ----------   -----    ------    ------    ---------   ----------  -------   --------
Balance at September 30, 2000  43,796,351   $43.8    $293.4    $854.8    $   (20.2)  (6,486,941) $(183.9)  $  987.9
                               ==========   =====    ======    ======    =========   ==========  =======   ========

Balance at March 31, 2001      43,796,351   $43.8    $291.8    $759.4    $   (21.1)  (6,953,386) $(194.9)  $  879.0
 Net income                            --      --        --      17.5           --           --       --       17.5
 Currency translation
   and derivative fair
   value adjustments                   --      --        --        --         (5.1)          --       --       (5.1)
                                                                                                          ---------
 Comprehensive income                                                                                          12.4
 Cash dividends
  ($0.36 per share)                   --       --        --     (13.3)          --           --       --      (13.3)
 Other                                --       --      (0.9)       --           --      170,661      4.2        3.3
                               ----------   -----    ------    ------    ---------   ----------  -------  ---------
Balance at September 30,2001  43,796,351   $43.8    $290.9    $763.6    $    (26.2)  (6,782,725) $(190.7) $   881.4
                              ==========   =====    ======    ======    ==========   ==========  =======  =========


          See accompanying notes to consolidated financial statements

                            Trinity Industries, Inc.
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                               September 30, 2001


                                     General

The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. ("Trinity" or the "Company"). In the opinion of management, all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2001, the results of operations for the six months and three month periods ended September 30, 2001 and 2000 and cash flows for the six month periods ended September 30, 2001 and 2000, in conformity with generally accepted accounting principles, have been made. Because of seasonal and other factors, the results of operations for the six-month and three-month period ended September 30, 2001 may not be indicative of expected results of operations for the nine months ending December 31, 2001. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q, and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended March 31, 2001. On September 13, 2001, the Board of Directors approved to change Trinity's year-end to December 31 from March 31. The Annual Meeting of Stockholder's will be held on May 13, 2002.


                                  Contingencies

The Company is involved in various claims and lawsuits incidental to its business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on the Company's consolidated financial statements.

The Company has an interest bearing advance payment and deposit for inventory purchases of approximately $44 million with a supplier who is under court protection from its creditors. While management does not believe recovery of this amount has been impaired, future operating results and restructuring of the supplier could affect recovery.


                                 Unusual Charges

During fiscal year 2001, the Company recorded pre-tax charges of approximately $173.3 million. The charges related to the restructuring of the Company's railcar operations, investment and asset write downs, litigation reserves, and other charges. $140.9 million of the unusual charges were charged to operating profit. $32.4 million of the unusual charges were reported in Other expense primarily for the write down of equity investments in fiscal 2001.

For the quarter ended September 30, 2000, the Company recorded pre-tax charges of $51.9 million ($33.2 million after tax), or $0.88 per share. Of the $51.9 million, $44.1 million is included in cost of revenues, $4.8 million in selling, engineering and administrative expenses, and $3.0 million in other expense.

Of the $173.3 million charges, $130.5 million were writedowns of existing assets or, in the case of accrued expenses, reflected in such classification and, as of September 30, 2001, $10.2 million of cash payments have been made. The remaining reserve of $31.8 million is detailed below (in millions). Cash flow requirements of approximately $6 million are expected to be paid over the next year and cash flow requirements for the remaining liabilities, due to the nature of such liabilities, are currently unknown.

                                                                   Reserve
                                                               Sept. 30, 2001
                                                               --------------
Severance pay and plant shutdown costs
 related primarily to plant closings
 and headcount reductions                                           $   3.9
Environmental liabilities                                              11.0
Adverse jury verdict                                                   14.4
Other                                                                   2.5
                                                                    -------
                                                                    $  31.8
                                                                    =======

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

The financial information for the year-to-date and quarter ended September 30, 2001 and 2000 is shown in the tables below.

Six months ended September 30, 2001 (unaudited)
(in millions)

                                                      Revenues                    Operating
                                       --------------------------------------      Profit
                                        Outside     Intersegment     Total         (Loss)
                                       ----------   ------------   ----------     ----------
Railcar Segment ...................    $    241.4    $      2.8    $    244.2     $     (0.1)
Inland Barge Segment ..............         100.2            --         100.2            5.0
Parts & Services Segment ..........         102.3          34.8         137.1           15.3
Construction Products Segment .....         260.7           0.2         260.9           31.7
Industrial Products Segment .......          95.3           2.1          97.4            3.9
All Other .........................          40.6          20.3          60.9           (4.4)
Eliminations and Corporate Items ..            --            --         (60.2)         (10.0)
                                                                   ----------     ----------
Consolidated Total.................                                $    840.5     $     41.4
                                                                   ==========     ==========

Six months ended September 30, 2000 (unaudited)
(in millions)

                                                      Revenues                    Operating
                                       --------------------------------------      Profit
                                        Outside     Intersegment     Total         (Loss)
                                       ----------   ------------   ----------     ----------
Railcar Segment ...................    $    452.8    $      2.3    $    455.1     $      6.1
Inland Barge Segment ..............         103.3            --         103.3            8.4
Parts & Services Segment ..........         135.2          28.7         163.9            7.3
Construction Products Segment .....         252.9            --         252.9           32.1
Industrial Products Segment .......         116.7           3.1         119.8           (2.6)
All Other .........................          23.5          27.9          51.4           (5.8)
Eliminations and Corporate Items ..            --            --         (62.0)         (22.9)
                                                                   ----------     ----------
Consolidated Total ................                                $  1,084.4     $     22.6
                                                                   ==========     ==========

Three months ended September 30, 2001 (unaudited)
(in millions)

                                                      Revenues                    Operating
                                       --------------------------------------      Profit
                                        Outside     Intersegment     Total         (Loss)
                                       ----------   ------------   ----------     ----------
Railcar Segment ...................    $     72.2    $      2.0    $     74.2     $     (3.7)
Inland Barge Segment ..............          50.6            --          50.6            2.1
Parts & Services Segment ..........          50.6          15.6          66.2            7.1
Construction Products Segment .....         125.4           0.2         125.6           16.0
Industrial Products Segment .......          51.3           1.2          52.5            3.5
All Other .........................          22.8           9.8          32.6           (1.5)
Eliminations and Corporate Items ..            --            --         (28.8)          (4.7)
                                                                   ----------     ----------
Consolidated Total ................                                $    372.9     $     18.8
                                                                   ==========     ==========

Three months ended September 30, 2000 (unaudited)
(in millions)

                                                      Revenues                    Operating
                                       --------------------------------------      Profit
                                        Outside     Intersegment     Total         (Loss)
                                       ----------   ------------   ----------     ----------
Railcar Segment ...................    $    238.7    $      1.0    $    239.7     $     (6.1)
Inland Barge Segment ..............          51.7            --          51.7            1.9
Parts & Services Segment ..........          62.6          13.8          76.4           (4.0)
Construction Products Segment .....         127.0            --         127.0           16.2
Industrial Products Segment .......          57.6           1.8          59.4           (4.3)
All Other .........................          13.1          11.9          25.0           (2.0)
Eliminations and Corporate Items ..            --            --         (28.5)         (16.6)
                                                                   ----------     ----------
Consolidated Total ................                                $    550.7     $    (14.9)
                                                                   ==========     ==========

Carrying Value of Goodwill by Segment:

                                             Balance        Balance
                                          Sept 30, 2001  March 31, 2001
                                          -------------  --------------
Railcar Segment                                $ 1.9         $ 0.2
Parts & Services Segment                        66.4          66.4
Construction Products Segment                    4.8           4.8
                                               -----         -----
Consolidated Total                             $73.1         $71.4
                                               =====         =====

                                      Other

Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities," which establishes a comprehensive standard for the recognition and measurement of derivatives and hedging activities. Due to the Company's limited use of derivatives, the impact was not material. In the first six months of fiscal 2002, the Company entered into 7 interest rate swap agreements with a total notional amount of $200.0 million in order to mitigate the impact from interest rate fluctuations on outstanding debt obligations. The Company pays an average fixed rate of 4.01% and receives a floating rate based on the three-month LIBO rates. As of September 30, 2001, the fair value of these swaps was recorded as a liability on the Company's books of ($ 4.3) million with the offset to other comprehensive income.

Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142) which requires that goodwill not be amortized but instead be tested for impairment annually by reporting unit which is scheduled to be completed by the Company as of December 31, 2001. The adoption of SFAS No. 142 is not expected to have a material effect on the financial statements, however, the fair values of the respective reporting units have not been finally determined. Recent developments in the rail supply business could impact the valuation of goodwill related to the acquisition of the Company's foundry business which specializes in manufacturing railcar couplers and other components. For the six months ended September 30, 2000, goodwill amortization was $1.4 million ($900 thousand after tax or $0.02 per share). For the three months ended September 30, 2000, goodwill amortization was $700 thousand ($400 thousand after tax or $0.01 per share). If SFAS 142 had not been adopted goodwill amortization of approximately $1.8 million ($1.1 million after tax or $0.03 per share) would have been recorded for the six months ended September 30,2001. Goodwill amortization of $1.0 million ($600 thousand after tax or $0.02 per share) would have been recorded for the three months ended September 30, 2001.

During the six months ended September 30, 2001, the Company received total proceeds of approximately $150 million pursuant to a sale-leaseback transaction under a non-recourse-financing program to fund certain railcar leasing activities. The net proceeds from the transaction were used to reduce the Company's outstanding indebtedness. No revenue or profit was recorded at the time of the sale-leaseback transaction. The related operating leases are obligations of a bankruptcy remote, special-purpose corporation that is wholly owned by Trinity but does not represent legal obligations of Trinity.

Other, Net
(in millions)
                                       Six months ended    Three months ended
Other (income) loss:                   Sept.01   Sept.00   Sept.01    Sept.00
                                       -------   -------   -------    -------
 Gain on sale of property,
   plant, and equipment                 $ (0.7)   $ (3.1)   $ (0.7)   $ (2.6)
 (Gain) loss on foreign
   exchange transactions                   0.4      (0.2)     (0.1)     (0.1)
 Unusual charges - equity
   investment writeoff                      --       3.0        --       3.0
 Loss on all other equity
   investments                             1.2       2.0       0.7       0.6
 All other (income) expense                0.2      (0.7)      0.2       0.1
                                        ------    ------    ------    ------

  Total other, net                      $  1.1    $  1.0    $  0.1    $  1.0
                                        ======    ======    ======    ======

                                Subsequent Events

Thrall Merger

On October 26, 2001, the Company completed its merger transaction between a subsidiary and privately owned Thrall Car Manufacturing Company ("Thrall"). Under terms of the agreement, Trinity paid $165 million in cash and issued 7.15 million shares of its common stock at the closing. In addition, Trinity has agreed to make additional payments, not to exceed $45 million over five years, based on a formula related to annual railcar industry production levels plus certain amounts related to working capital balances at the closing date. The purchase price will be allocated to the assets acquired and liabilities assumed based upon estimated fair market values. The Company is currently in the process of preparing the purchase price allocation and determining the useful lives of the assets acquired. Results of operations for Thrall will be included with those of the Company beginning after October 26, 2001. The cash portion was funded by bank financing and is expected to be refinanced with long term debt.

Credit Facility

In October certain modifications were made to the company's committed revolving bank facility to allow financing of the Thrall acquisition, establishing the total available under the facility at $450 million. Amounts borrowed under the facility bear interest at LIBOR plus 0.95% or other alternative rates at the Company's option and can be converted to a one-year term loan on June 6, 2002.

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

                              Results of Operations

                 Six Months Ended September 30, 2001 Compared to
                       Six Months Ended September 30, 2000

Revenues for the first six months of fiscal 2002 decreased to $840.5 million from $1,084.4 million primarily due to reduced car shipments in the Railcar segment. Operating profit increased to $41.4 million compared to $22.6 million. For the six months ended September 30, 2000, the Company recorded unusual charges, included in operating profit, of $48.9 million. If these unusual charges had not occurred, operating profit for the six months ended September 30, 2000 would have been $71.5 million. Such a decrease is mainly due to the Railcar segment results.

Revenues for the Railcar segment decreased to $241.4 million from $452.8 million while operating profit decreased to a loss of $0.1 million from a profit of $6.1 million. The decline in revenues and operating profit is a result of the significant weakening in demand for new railcars in North America combined with a higher percentage of railcar deliveries going to Trinity's lease fleet than in the prior year. Prior year operating profit was affected by unusual charges of $21.1 million. Operating margins declined as well due to sales price declines and lower volumes.

Revenues for the Inland Barge segment decreased to $100.2 million from $103.3 million. Operating profit decreased to $5.0 million from $8.4 million. Unusual charges of $3.7 million were recorded during the same period last year. Competitive price pressures for both hopper barges and tank barges continue to adversely affect operating profit.

Revenues decreased by $26.8 million in the Parts & Services segment, from $163.9 million (including intersegment sales of $28.7 million), to $137.1 million (including intersegment sales of $34.8 million), while operating profit increased to $15.3 million from $7.3 million. This decrease in revenues is primarily due to the soft market conditions in the railcar market. The increase in operating profit is due to the unusual charges of $6.2 million that were recorded in the quarter ended September 30, 2000. This is in addition to prior year operating losses associated with the Company's concrete mixer, concrete batch plants and component parts for concrete related industries business which was closed as of March 31, 2001.

Revenues for the Construction Products segment increased to $260.7 million from $252.9 million, a 3.1% increase, while operating profit remained flat. The increase in revenue is attributed to better weather conditions in the Concrete & Aggregate business.

Industrial Products segment revenues decreased to $95.3 million compared to $116.7 million. Operating profit increased to $3.9 million from a loss of $2.6 million. The reduction of revenues is primarily a result of reduced demand from gas distributors in the Mexico LPG market. While this situation is not believed to be long-term, it is uncertain as to when improvement will occur. The increase in operating profit is due to the unusual charges of $6.5 million associated with exiting the flange and valve business that was recorded in the quarter ended September 30, 2000. In addition, improved margins for the US LPG business contributed to the operating profit increase.

In the six months ended September 30, 2001, selling, engineering and administrative expenses decreased to $82.5 million from $103.3 million in comparison to the same period last year primarily due to headcount and other cost reduction efforts. A total of $4.8 million of prior period unusual charges was included in the selling, engineering and administrative expenses. During the quarter ended September 30, 2001, the Company recorded non-rail related charges of approximately $1.2 million primarily related to discontinuing the Company's s-Venture subsidiary, which was formed to invest in service type companies, and severance.

Net interest expense increased due to higher debt levels. The Company's effective tax rate increased from 36% to 37.5% due to the impact of reduced taxable income on available tax credits.

                Three Months Ended September 30, 2001 Compared to
                      Three Months Ended September 30, 2000

Revenues for the second quarter of fiscal 2001 declined to $372.9 million from $550.7 million for the second quarter of fiscal 2000 primarily due to reduced railcar shipments and related declines in railcar parts and services sales. Operating profit increased to $18.8 million compared to a loss of $14.9 million. In the quarter ended September 30, 2000, the Company recorded unusual charges, included in operating profit, of $48.9 million. If these unusual charges had not occurred, operating profit for the three months ended September 30, 2000 would have been $34.0 million.

Revenues for the Railcar segment decreased to $72.2 million compared to $238.7 million. Operating loss was $3.7 million compared to a loss $6.1 million for the same period last year. Unusual charges of $21.1 million were recorded during the same period last year. The decline in revenues and operating profit before unusual charges is a result of the significant weakening in demand for new railcars in North America combined with a higher percentage of railcar deliveries going to Trinity's lease fleet than in the prior year. Operating margins declined due to sales price declines and lower volumes.

Revenues for the Inland Barge segment decreased to $50.6 million from $51.7 million. Operating profit was $2.1 million compared to $1.9 million for the same period last year. Unusual charges of $3.7 million were recorded during the same period last year. The decrease in revenues and operating profit before unusual charges is primarily due to reduced prices for both hopper barges and tank barges.

Revenues decreased by $10.2 million in the Parts & Services segment, from $76.4 million (including intersegment sales of $13.8 million), to $66.2 million (including intersegment sales of $15.6 million). Operating profit increased to $7.1 million from a loss of $4.0 million. The decrease in revenues is primarily due to the soft market conditions in the railcar market. The increase in operating profit is due to the unusual charges of $6.2 million that were recorded in the quarter ended September 30, 2000 and prior year operating losses associated with the Company's concrete mixer, concrete batch plants and component parts for concrete related industries business which was discontinued last year.

Revenues for the Construction Products segment declined slightly due to material cost reductions which were passed through to customers. Operating profit margins were impacted by an increased proportion of revenues coming from lower margin bridge sales.

Revenues for the Industrial Products segment declined to $51.3 million from $57.6 million, primarily due to reduced demand from gas distributors in the Mexico LPG market. Operating profit increased to $3.5 million from a loss of $4.3 million for the same period last year primarily due to unusual charges of $6.5 million associated with exiting the flange and valve business recorded in the quarter ended September 30, 2000 and, to a lesser extent, improved margins in the US LPG business.

In the quarter ended September 30, 2001, selling, engineering and administrative expenses were $39.8 million compared to $54.1 million for the same period last year primarily due to staffing and other cost reductions and unusual charges of $4.8 million recorded in the quarter ended September 30, 2000. During the quarter ended September 30, 2001, the Company recorded non-rail related charges of approximately $1.2 million primarily related to discontinuing the Company's s-Venture subsidiary, which was formed to invest in service type companies, and severance.

                           Range of Expected Earnings

Prior to the decision to change the Company's year end and approval for the closing of the Thrall merger on October 26, 2001, the Company had indicated the expected range of earnings per share for the fiscal year ended March 31, 2002 was $0.80 to $1.00 per share. Presently, the range of expected earnings per share for the nine months ended December 31, 2001 is $0.50 to $0.60 per share excluding the effect of any restructuring charges related to the Thrall merger or other charges that may be recorded in the quarter ending in December 2001. Presently, such charges are expected to be in the range of $25 to $40 million or $0.37 to $0.59 per share for the three month period.

                          Liquidity & Capital Resources

Net cash provided by operating activities increased to $87.9 million during the first six months of fiscal 2002 compared to $58.9 million in the first six months of fiscal 2001. Capital expenditures during the first six months of fiscal 2002 were approximately $119.6 million of which approximately $97.5 million was for additions to the railcar lease fleet. This compares to $111.5 million of capital expenditures in the first six months of fiscal 2001 of which $67.7 million was for additions to the railcar lease fleet. Proceeds from the sale of property, plant and equipment (primarily lease fleet sales) were $139.1 million in the first six months of fiscal 2002 compared to $52.3 million in fiscal 2001.

The Company presently has no intention to repurchase any additional shares. The Company believes cash provided from operations and cash available under the bank credit facility will be sufficient to meet its operating and capital expenditure requirements for the remainder of the fiscal year. The Company believes acquisitions could be financed through its bank credit facility and additional borrowing with the consent of lenders.

                            New Accounting Standards

During the six months ended September 30, 2001, the Company received total proceeds of approximately $150 million pursuant to a sale-leaseback transaction with a non-recourse-financing program to fund certain railcar leasing activities. The net proceeds from the transaction were used to reduce the Company's outstanding indebtedness. No revenue or profit was recorded at the time of the sale-leaseback transaction. The related leases are accounted for as operating leases.

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 eliminates the pooling of interest method of accounting for business combinations. The company adopted this statement on July 1, 2001. The adoption of SFAS No. 141 did not have a material effect on the Company's financial statements.

Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (SFAS No. 142) which requires that goodwill not be amortized but instead be tested for impairment annually by reporting unit which is scheduled to be completed by the Company as of December 31, 2001. The adoption of SFAS No. 142 is not expected to have a material effect on the financial statements, however, the fair values of the respective reporting units have not been finally determined. Recent developments in the rail supply business could impact the valuation of goodwill related to the acquisition of the Company's foundry business which specializes in manufacturing railcar couplers and other components. For the six months ended September 30, 2000, goodwill amortization was $1.4 million ($900 thousand after tax or $0.02 per share). For the three months ended September 30, 2000, goodwill amortization was $700 thousand ($400 thousand after tax or $0.01 per share). If SFAS 142 had not been adopted goodwill amortization of approximately $1.8 million ($1.1 million after tax or $0.03 per share) would have been recorded for the six months ended September 30,2001. Goodwill amortization of $1.0 million ($600 thousand after tax or $0.02 per share) would have been recorded for the three months ended September 30, 2001.

                             Railcar Market Outlook

Based on current order activity, the Company believes that railcar industry shipments for 2002 may be in the range of 15,000 - 20,000 units. At that level of industry shipments, the Company may take additional restructuring charges and would not expect to be profitable in the railcar segment.

                                ----------------

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

                                     Part II

Item 5 - Other Information

Year-End Change

As previously announced, Trinity is changing its year-end to December 31 from March 31. The Annual Meeting of Stockholder's will be held on May 13, 2002. The Board of Directors of the Company has determined stockholder proposals to be included in the Registrant's Proxy Statement and form of proxy relating to the 2002 Annual Meeting must be received by the Company at its offices in Dallas, Texas, addressed to the Secretary of the Registrant, no later than December 13, 2001. In order for a stockholder to nominate persons for election as directors or to introduce an item of business at the 2002 Annual Meeting of Stockholders, written notice must be made to the Secretary of the Company and received on or before March 14, 2002. The Bylaws specify the information that must be contained or accompany the notice. Copies of Registrant's Bylaws are available from the Secretary of the Company.

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

          Exhibit
          Number         Description
          ------         -----------

          10.17.1        First Amendment to Credit Agreement dated October 15,
                         2001.

          10.17.2 Term Credit Agreement dated October 15, 2001 among Trinity Industries, Inc, as borrower, and The Chase Manhattan Bank, as lender and as administrative agent, et,al.

(b)      Form 8-K

     1. Form 8-K was filed on August 1, 2001 that reported the Company's operating results for the first quarter of fiscal 2002.

     2. Form 8-K was filed on August 16, 2001 that reported the proposed merger between Trinity Industries and Thrall Car Manufacturing Company.

     3. Form 8-K was filed on September 18, 2001 to announce the change in fiscal year to December 31 from March 31 and next Annual Meeting of Stockholder's.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   Trinity Industries, Inc.

                                   By: /s/ Jim S. Ivy
                                       ------------------------------
                                       Jim S. Ivy
                                       Vice President and
                                       Chief Financial Officer


November 13, 2001

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------
10.17.1           First Amendment to Credit Agreement dated October 15, 2001.

10.17.2           Term Credit Agreement dated October 15, 2001 among Trinity
                  Industries, Inc, as borrower, and The Chase Manhattan Bank, as lender and as administrative agent, et,al.