Form 10-Q/A
period 2001-09-30
TRINITY INDUSTRIES INC
filed 2001-11-21
CIK 99780

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                FORM 10-Q/A No. 1

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

Trinity Industries, Inc. Form 10-Q for the period ended September 30, 2001 is amended to include exhibit 3.2.1 Bylaws of the Company, as amended. Accordingly,
Item 6 - Exhibits and Reports on Form 8-K has been amended below. Exhibit
10.17.1 (First Amendment to Credit Agreement dated October 15, 2001) and Exhibit
10.17.2 (Term Credit Agreement dated October 15, 2001 among Trinity Industries, Inc, as borrower, and The Chase Manhattan Bank, as lender and as administrative agent, et,al.) were filed with the original Form 10-Q on November 14, 2001.

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits

         Exhibit
         Number         Description

         3.2.1          Bylaws of the Company, as amended effective September
                        13, 2001

         10.17.1 First Amendment to Credit Agreement dated October 15, 2001. (previously filed)

         10.17.2 Term Credit Agreement dated October 15, 2001 among Trinity Industries, Inc, as borrower, and The Chase Manhattan Bank, as lender and as administrative agent, et,al. (previously filed)

     (b) Form 8-K

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

                                       Trinity Industries, Inc.

                                       By: /s/ Jim S. Ivy .
                                           --------------------------------
                                          Jim S. Ivy
                                          Vice President and
                                          Chief Financial Officer

November 21, 2001

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

3.2.1          Bylaws of the Company, as amended effective September 13, 2001

10.17.1        First Amendment to Credit Agreement dated October 15, 2001.
               (previously filed)

10.17.2        Term Credit Agreement dated October 15, 2001 among Trinity
               Industries, Inc, as borrower, and The Chase Manhattan Bank, as lender and as administrative agent, et,al. (previously filed)