Form 10KT405
period 2001-12-31
TRINITY INDUSTRIES INC
filed 2002-03-20
CIK 99780

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------
                                   FORM 10-K
                             ---------------------
(MARK ONE)
     [ ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                       OR

     [X]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM APRIL 1, 2001 TO DECEMBER 31, 2001.

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

           Securities Registered Pursuant to Section 12(b) of the Act

                                                    Name of each exchange
         Title of each class                         on which registered
         -------------------                        ---------------------
COMMON STOCK, $1.00 PAR VALUE.........  NEW YORK STOCK EXCHANGE, INC.
RIGHTS TO PURCHASE SERIES A JUNIOR
  PARTICIPATING PREFERRED STOCK, $1.00
  PAR VALUE...........................  NEW YORK STOCK EXCHANGE, INC.

        Securities Registered Pursuant to Section 12(g) of the Act: NONE
                             ---------------------

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES   [X]  No  [ ].

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     THE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT WAS $776,996,742 AS OF FEBRUARY 28, 2002.

     AT FEBRUARY 28, 2002 THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING WAS 44,371,946.

     THE INFORMATION REQUIRED BY PART III OF THIS REPORT, TO THE EXTENT NOT SET FORTH HEREIN, IS INCORPORATED BY REFERENCE FROM THE REGISTRANTS DEFINITIVE PROXY STATEMENT RELATING TO THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 13, 2002.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            TRINITY INDUSTRIES, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

                                     CAPTION                             PAGE
                                     -------                             ----
                                      PART I
Item  1.   Business....................................................     1
Item  2.   Properties..................................................     9
Item  3.   Legal Proceedings...........................................     9
Item  4.   Submission of Matters to a Vote of Security Holders.........     9

                                     PART II
Item  5.   Market for the Company's Common Stock and Related
             Stockholder Matters.......................................    10
Item  6.   Selected Financial Data.....................................    11
Item  7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................    12
Item  7a.  Quantitative and Qualitative Disclosures About Market
             Risk......................................................    21
Item  8.   Financial Statements and Supplementary Data.................    22
Item  9.   Changes In and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................    41

                                     PART III
Item 10.   Directors and Executive Officers of the Company.............    42
Item 11.   Executive Compensation......................................    42
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................    42
Item 13.   Certain Relationships and Related Transactions..............    42

                                     PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................    43

                                     PART I

ITEM 1.  BUSINESS

     GENERAL DEVELOPMENT OF BUSINESS. Trinity Industries, Inc., incorporated in 1933, is one of the nation's leading diversified industrial companies providing a variety of high volume, repetitive products and services for the transportation, industrial, and construction sectors of the marketplace. We compete in cyclical markets and are continuously looking for opportunities to improve our competitive positions.

     In September 2001, we changed our year-end from March 31 to December 31. Unless stated otherwise, all references to fiscal year 2000 shall mean the full fiscal year ended on March 31, 2000 and fiscal year 2001 shall mean the full fiscal year ended March 31, 2001. The nine months ended December 31, 2001 covers the period from April 1, 2001 to December 31, 2001.

     In October 2001, we completed our merger transaction with privately owned Thrall Car Manufacturing Company. This merger combines Trinity's strength in tank car production, Thrall's strength in auto rack manufacturing and research and development expertise across the entire spectrum of railcars.

     Trinity became a Delaware Corporation in 1987. The Company's principal executive offices are located at 2525 Stemmons Freeway, Dallas, Texas 75207-2401, and our telephone number is 214-631-4420.

     FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. Financial information about our industry segments for the nine months ended December 31, 2001 and fiscal years 2001 and 2000 is presented in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 12 through 21.

     NARRATIVE DESCRIPTION OF BUSINESS. The Company is engaged in the manufacture, marketing, and leasing of a variety of products consisting of the following five business groups:

     TRINITY RAIL GROUP. Our railcar group primarily serves two markets: North America and Europe. We develop and manufacture a comprehensive selection of railcars used for transporting a wide variety of liquids, gases and dry cargo. We are the leading railcar manufacturer in North America. Our railcar operations offer a wide range of car types to take advantage of changing industry trends and developing market opportunities including:

- Tank Cars -- Tank cars transport products such as liquified petroleum gas, liquid fertilizer, sulfur, sulfuric acids and corn syrup.

- Auto Carrier Cars -- Auto carrier cars transport automobiles and sport utility vehicles.

- Hopper Cars -- Covered hopper cars carry cargo such as grain, dry fertilizer, plastic pellets and cement. Open-top hoppers are most often used to haul coal.

- Box Cars -- Box cars transport products such as food goods, auto parts, wood products and paper.

- Intermodal Cars -- Intermodal cars transport intermodal containers and trailers, which are generally interchangeable among railcar, truck and ship, thus making it possible to move cargo without repeated loading and unloading.

- Gondola Cars -- Rotary gondolas are used for coal service, and top-loading gondola cars transport a variety of other heavy bulk commodities such as scrap metals, steel products, machinery and lumber.

- Specialty Cars -- Specialty cars are designed to address the special needs of a particular industry or customer, such as pressure differential cars used to haul fine grain food products such as sugar and flour, waste hauling gondolas and side dump cars.

     We also manufacture and sell railcar parts, such as auto carrier doors and accessories, hatch rings, discharge gates, covers, floors, yokes, couplers, axles, hitches, bogies, brakes, center plates and chutes. These parts are ultimately used in manufacturing and repair of railcars.

     We have the ability to maintain, repair and modify railcars through our repair network, Trinity Railcar Repair, Inc. This network consists of five major repair facilities and fourteen mini/mobile repair shops. The repair network locations are spread across the United States, including locations in Georgia, Montana, Pennsylvania and Texas.

     Our customers include railroads, leasing companies, and shippers, such as utilities, petrochemical companies, grain shippers, and major construction and industrial companies. We compete against five major railcar manufacturers.

     We hold patents of varying duration for use in our manufacture of railcar and component products. We cannot quantify the importance of such patents, but patents are believed to offer a marketing advantage in certain circumstances. No material revenues are received from licensing of these patents.

     CONSTRUCTION PRODUCTS GROUP. Our Construction Products segment is composed of highway safety products, concrete and aggregates, beams and girders used in highway construction and weld pipe fittings.

     We are one of the largest manufacturers of roadside safety products in North America. Our products include highway safety guardrails and patented products such as guardrail end terminals, crash cushions, and other protective barriers that absorb and dissipate the force of impact in collisions between vehicles and fixed roadside objects. Our predominantly galvanized steel product lines use the principles of momentum transfer and kinetic energy absorption to safely decelerate errant vehicles. The Federal Highway Administration determines which products are eligible for federal funds for highway projects and has approved most of our products as acceptable permanent and construction zone highway hardware according to requirements of the National Cooperation Highway Research Program.

     We hold patents and are a licensee for certain of our guardrail and end-treatment products that enhance our competitive position for these products.

     We sell highway safety products in all 50 U.S. states, Canada, Mexico and other countries. We compete against several national and regional guardrail producers.

     We supply ready mix concrete and construction aggregates, such as crushed stone, sand and gravel, asphalt rock and recycled concrete, primarily in Texas. Our customers are primarily owners, contractors and subcontractors in the construction and foundation industry who are located near our plant locations. We compete with ready mix concrete producers and aggregate producers located in Texas, Louisiana, and Arkansas.

     Weld pipe fittings, such as caps, elbows, return bends, tees, concentric and eccentric reducers and full and reducing outlet tees, are sold primarily to pipeline, petrochemical, and non-petrochemical process industries. We compete with numerous companies throughout the United States. Competition for fittings has been intense during the previous three years.

     We manufacture structural steel beams and girders for the construction of new, restored and/or replacement railroad bridges, county, municipal and state highway bridges and power generation plants. We sell bridge construction and support products primarily to owners, general contractors and subcontractors on highway and railroad construction products. Our competitors primarily include fabricators with facilities located in Texas, Oklahoma and Arkansas.

     INLAND BARGE GROUP. We are the largest producer of inland barges in the United States and one of the largest producers of fiberglass barge covers. Our six manufacturing facilities are located along the United States inland river system allowing for rapid delivery to our customers.

     We manufacture a variety of dry-cargo barges, such as deck barges and, open or covered hopper barges that transport various commodities, such as grain, coal and aggregates. We also produce tank barges used to transport liquid products at high or low temperatures. Fiberglass reinforced lift covers are primarily for grain and rolling covers are for other bulk commodities, such as steel, paper, salt and cement.

     Our Inland Barge segment customers primarily include commercial marine transportation companies. Many companies have the capability to enter into, and from time to time do enter into, the inland barge manufacturing business. The Company strives to compete through efficiency in operations and quality of product.

     INDUSTRIAL PRODUCTS GROUP. We are a leading producer of tank containers and tank heads for pressure vessels. We manufacture tanks in the United States, Mexico and Brazil. We market a portion of our industrial products in Mexico under the brand name of TATSA. The following paragraphs describe the types of tanks and heads that we purchase.

     Pressure liquefied petroleum gas containers are used by industrial plants, utilities and small businesses and in suburban and rural areas for residential heating and cooking needs. We manufacture fertilizer containers for highway and railway transport, bulk storage, farm storage and the application and distribution of anhydrous ammonia. Our tanks range from 120-gallon tanks for residential use to 120,000-gallon bulk storage containers. We sell our containers to experienced propane dealers and technicians. We generally deliver the containers to our customers who install and fill the containers. Our competitors include large and small manufacturers.

     We manufacture container heads, which are pressed metal components used in the manufacturing of many of our finished products. In addition, we sell container heads to other manufacturers. We manufacture the container heads in various shapes, and we produce pressure rated or non-pressure rated container heads, depending on their intended use. We use a significant portion of the heads we manufacture in the production of our tank cars and containers. We also sell our heads to a broad range of other manufacturers. Competition for heads in recent years has been intense and has resulted in sharply reduced prices for these products.

     TRINITY RAILCAR LEASING AND MANAGEMENT SERVICES GROUP. Through our wholly owned subsidiaries, primarily Trinity Industries Leasing Company, we lease specialized types of railcars, both tank cars and freight cars. As of December 31, 2001, we owned or leased approximately 22,000 railcars that were 93.6% leased. Additionally, we managed another 37,000 railcars on behalf of independent third parties.

     We lease our railcars to industrial companies in the petroleum, chemical, agricultural, energy and other industries that supply their own railcars to the railroads. The terms of our railcar leases generally vary from one to twenty years and provide for fixed monthly rentals, with an additional mileage charge when usage exceeds a specified maximum.

     The leasing business in which we are engaged is very competitive and there are a number of well-established companies that actively compete with us in the business of owning and leasing railcars. There are also a number of banks, investment partnerships and other financial institutions which compete with us in railcar leasing.

     ALL OTHER. All Other includes our captive insurance and transportation companies, structural towers, and other peripheral businesses.

     FOREIGN OPERATIONS. Trinity's foreign operations are primarily in Mexico, Romania, the United Kingdom, the Czech Republic, Brazil, Switzerland and Slovakia. Sales to foreign customers, primarily in Europe and Mexico, represented 7.6%, 5.3% and 2.6% of our consolidated revenues for the nine months ended December 31, 2001 and for fiscal years 2001 and 2000, respectively. As of December 31, 2001 and March 31, 2001 and 2000, we had approximately 11.0%, 14.4%, and 13.8% of our long-lived assets located outside the United States.

     We manufacture railcars and LP Gas Containers at our Mexico facilities for export to the United States. Any material change in the quotas, regulations, or duties on imports imposed by the United States government and its agencies or on exports by the government of Mexico or its agencies could adversely affect our operations in Mexico. Our foreign activities are also subject to various other risks of doing business in foreign countries, including currency fluctuations, political changes, changes in laws and regulations and economic instability. Although our operations have not been materially affected by any of such factors to date, any substantial disruption of business as it is currently conducted could adversely affect our operations at least in the short term.

     BACKLOG. As of December 31, 2001, our backlog for new railcars was $153.7 million and was $133.6 million for Inland Barge products. Included in the backlog for the railcars is $31.3 million of railcars to be sold to the Rail Leasing and Management Services Group. All of our backlog is expected to be delivered in the 12 months ending December 31, 2002.

     As of March 31, 2001, our backlog for new railcars was $408.5 million and was $141.1 million for Inland Barge products. Included in the backlog for the railcars was $85.3 million of railcars to be sold to the Rail Leasing and Management Services Group.

     MARKETING. We sell substantially all of our products through our own salesmen operating from offices in the following states and foreign countries:
Alabama, Arkansas, Arizona, Connecticut, Florida, Illinois, Kentucky, Louisiana, Michigan, Minnesota, Mississippi, Missouri, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Tennessee, Texas, Vermont, Utah, Brazil, Mexico, Romania, Sweden, and Canada. We also use independent sales representatives to a limited extent. Except in the case of weld fittings, guardrail and standard size LPG containers, we ordinarily fabricate our products to our customer's specifications contained in a purchase order.

     RAW MATERIALS AND SUPPLIERS.

     RAILCAR MANUFACTURING. Products manufactured at our railcar manufacturing facilities require a significant supply of raw materials such as steel as well as numerous specialty components such as brakes, wheels and axles. Steel is available from numerous domestic and foreign sources. Specialty components purchased from third parties comprise approximately 50% of the cost of the production of each railcar. Although the number of alternative suppliers of specialty components has declined in recent years, at least two suppliers continue to produce most components. We continually monitor supply inventory levels to ensure adequate support for our production. We maintain good relationships with our suppliers and have not experienced any significant interruptions in recent years in the supply of raw materials or specialty components. Changes in the price of components and raw materials have not had a material effect on earnings.

     AGGREGATES. Aggregates can be found in abundant quantities throughout the United States, and many producers exist nationwide. However, as a general rule, shipments from an individual quarry are limited in geographic scope because the cost of transporting processed aggregates to customers is high in relation to the value of the product itself. We operate 14 mining facilities strategically located in Texas and Louisiana to fulfill some of our needs for aggregates. We have not experienced difficulty fulfilling the rest of our needs from local suppliers.

     OTHER. The principal material used by us in our other operating segments is steel. We believe that many domestic and foreign sources can provide an adequate supply of these materials.

     EMPLOYEES. As of December 31, 2001, Trinity had approximately 15,300 employees, of which approximately 11,900 were production employees and 3,400 were administrative, sales, supervisory and office employees. In connection with the Thrall merger, we added approximately 1,700 employees as of December 31, 2001. Of this total 500 were administrative.

     ACQUISITIONS. We made certain acquisitions during the nine months ended December 31, 2001 and during fiscal 2001 and 2000 accounted for by the purchase method. The acquired operations have been included in the consolidated financial statements from the effective dates of the acquisitions. See Note 4 to the consolidated financial statements.

     ENVIRONMENTAL MATTERS. We are subject to comprehensive federal, state, local and foreign environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous materials, or otherwise relating to the protection of human health and the environment. Such laws and regulations not only expose us to liability for our own negligent acts, but also may expose us to liability for the conduct of others or for our actions which were in compliance with all applicable laws at the time these actions were taken. In addition, such laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Our operations that involve hazardous materials also raise potential risks of liability under the common law.

     Environmental operating permits are, or may be, required for our operations under these laws and regulations. These operating permits are subject to modification, renewal and revocation. We regularly monitor and review our operations, procedures and policies for compliance with these laws and regulations. Despite these compliance efforts, risk of environmental liability is inherent in the operation of our businesses, as it is with other companies engaged in similar businesses. Therefore, environmental liabilities may have a material adverse effect on us in the future.

     We believe that our operations and facilities, owned, managed, or leased, are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on our operations or financial condition. However, future events, such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards of products or business activities, may give rise to additional compliance and other costs that could have a material adverse effect on our financial conditions and operations.

     In addition to environmental laws, the transportation of commodities by railcar or barge raises potential risks in the event of a derailment, spill or other accident. Generally, liability under existing law in the United States for a derailment, spill or other accident depends on the negligence of the party, such as the railroad, the shipper or the manufacturer of the railcar. However, for certain hazardous commodities being shipped, strict liability concepts may apply.

GOVERNMENTAL REGULATION

Railcar Industry

     The primary regulatory and industry authorities involved in the regulation of the railcar industry are the Environmental Protection Agency; the Research and Special Programs Administration, a division of the Department of Transportation; the Federal Railroad Administration, a division of the Department of Transportation; and the Association of American Railroads.

     These organizations establish rules and regulations for the railcar industry, including construction specifications and standards for the design and manufacture of railcars; mechanical, maintenance and related standards for railcars; safety of railroad equipment, tracks and operations; and packaging and transportation of hazardous materials.

     We believe that our operations are in substantial compliance with these regulations. We cannot predict whether future changes that affect compliance costs would have a material adverse effect on financial conditions and operations.

Inland Barge Industry

     The primary regulatory and industry authorities involved in the regulation of the barge industry are the United States Coast Guard; the National Transportation Safety Board; the United States Customs Service; the Maritime Administration of the United States Department of Transportation; and private industry organizations such as the American Bureau of Shipping.

     These organizations establish safety criteria, investigate vessel accidents and recommend improved safety standards. Violations of these regulations and related laws can result in substantial civil and criminal penalties as well as injunctions curtailing operations. We believe that our operations are in substantial compliance with these regulations.

Occupational Safety and Health Administration and similar regulations

     Our operations are subject to regulation of health and safety matters by the United States Occupational Safety and Health Administration. We believe that we employ appropriate precautions to protect our employees and others from workplace injuries and harmful exposure to materials handled and managed at our facilities. However, claims may be asserted against us for work-related illnesses or injury, and our operations may be adversely affected by the further adoption of occupational health and safety regulations in the United States or in foreign jurisdictions in which we operate. While we do not anticipate having to make material expenditures in order to remain in substantial compliance with these health and safety laws and regulations, we are unable to predict the ultimate cost of compliance. Accordingly, there can be no assurance that the Company will not become involved in future litigation or other proceedings or if the Company were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to the Company.

     OTHER MATTERS. To date, we have not suffered any material shortages with respect to obtaining sufficient energy supplies to operate our various plant facilities or its transportation vehicles. Future limitations on the availability or consumption of petroleum products, particularly natural gas for plant operations and diesel fuel for vehicles, could have an adverse effect upon our ability to conduct our business. The likelihood of such an occurrence or its duration, and its ultimate effect on our operations, cannot be reasonably predicted at this time.

     EXECUTIVE OFFICERS OF THE COMPANY. The following table sets forth the names and ages of all executive officers of the Company, all positions and offices with the Company presently held by them, the year each person first became an executive officer and the term of each person's office:

                                                                                    OFFICER     TERM
NAME(1)                                  AGE   OFFICE                                SINCE    EXPIRES
-------                                  ---   ------                               -------   --------
Timothy R. Wallace.....................  48    Chairman, President & Chief           1985     May 2002
                                               Executive Officer
John L. Adams..........................  57    Executive Vice President              1999     May 2002
Mark W. Stiles.........................  53    Senior Vice President & Group         1993     May 2002
                                               President
Jim S. Ivy.............................  58    Vice President & Chief Financial      1998     May 2002
                                               Officer
Michael E. Flannery....................  42    Chief Executive Officer of Trinity    2001     May 2002
                                               Rail Group, LLC
Andrea F. Cowan........................  39    Vice President, Shared Services       2001     May 2002
Jack L. Cunningham, Jr. ...............  57    Vice President, Labor Relations       1982     May 2002
Michael G. Fortado.....................  58    Vice President & Secretary            1997     May 2002
John M. Lee............................  41    Vice President, Business              1994     May 2002
                                               Development
Charles Michel.........................  48    Controller                            2001     May 2002
Joseph F. Piriano......................  64    Vice President, Purchasing            1992     May 2002
S. Theis Rice..........................  51    Vice President, Legal Affairs         2002     May 2002
Linda S. Sickels.......................  50    Vice President, Government            1995     May 2002
                                               Relations
Neil O. Shoop..........................  58    Treasurer                             1985     May 2002

---------------

(1) Mr. Adams joined the Company in 1999. Prior to that, Mr. Adams served as chief executive officer for a national financial institution. Mr. Ivy joined the Company in 1998. Prior to that, Mr. Ivy was a senior audit partner for a national public accounting firm. Mr. Flannery joined the Company in 2001. Prior to that he was Chief Administrative Officer and General Counsel of Duchossois Industries, Inc. and Vice Chairman of Thrall Car Manufacturing Company, a railcar manufacturing company that merged with a subsidiary of the Company in October of 2001. Ms. Cowan joined the Company in January 2000 as a divisional officer. Prior to that she was a consultant to Trinity for six months having spent fifteen years with the State of Texas in a variety of positions relating to policy and finance. Mr. Fortado joined the Company in 1997. Prior to that, Mr. Fortado served one year as senior vice president, general counsel, and corporate secretary for an oil and gas exploration company and prior to that as vice president, corporate secretary, and assistant general counsel for an integrated energy company. Mr. Michel joined the Company in 2001. Prior to that he served as Vice President and Chief Financial Officer of a national restaurant/entertainment company from 1994 to 2001. All of the other above-mentioned executive officers have been in the full time employment of the Company or its subsidiaries for more than five years. Although the titles of certain such officers have changed during the past five years, all have performed essentially the same duties during such period of time except for Timothy R. Wallace, Mark W. Stiles and S. Theis Rice. Mr. Wallace became Chairman and Chief Executive Officer on December 31, 1998. He was previously the President and Chief Operating Officer. In addition to Group President, Mr. Stiles became Senior Vice President on June 10, 1999. Mr. Rice was most recently serving as President of the Company's European operations.

     FORWARD LOOKING STATEMENTS. This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not historical facts are forward-looking statements and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performance, estimates, projections, goals and forecasts. Potential factors which could cause our actual results of operations to differ materially from those in the forward-looking statements include:

- market conditions and demand for our products;

- the cyclical nature of both the railcar and barge industries;

- abnormal periods of inclement weather in areas where construction products are sold and used;

- the timing of introduction of new products;

- the timing of customer orders;

- price erosion;

- changes in mix of products sold;

- the extent of utilization of manufacturing capacity;

- availability of supplies and raw materials;

- price competition and other competitive factors;

- changing technologies;

- steel prices;

- interest rates and capital costs;

- taxes;

- the stability of the governments and political and business conditions in certain foreign countries, particularly Mexico and Romania;

- changes in import and export quotas and regulations;

- business conditions in emerging economies; and

- legal, regulatory and environmental issues.

     Any forward-looking statement speaks only as of the date on which such statement is made. Trinity undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

     ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS. We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of our Company. These risks and uncertainties include, but are not limited to, those risks described below. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The cautionary statements below discuss important factors that could cause our business, financial condition, operating results and cash flows to be materially adversely effected.

     The cyclical nature of our business results in lower revenues during economic downturns. We operate in cyclical industries. Downturns in overall economic conditions usually have a significant adverse effect on cyclical industries due to a decreased demand for new and replacement products. This decreased demand could continue to result in lower sales volumes, lower prices and/or a loss of profits. In addition, our recent acquisition of Thrall has increased our exposure to the effects of the cyclical nature of the railcar business. The railcar industry is in a deep down cycle and operating with a minimal backlog. If this down cycle continues, we could experience increased losses and could make additional plant closures and incur related costs.

     We have potential exposure to environmental liabilities, which may increase costs and lower profitability. Our operations are subject to extensive and frequently changing federal, state and local environmental laws and regulations, including those dealing with air quality and the handling and disposal of waste products, fuel products and hazardous substances. In particular, we may incur remediation costs and other related expenses because:

- Some of our manufacturing facilities were constructed and operated before the adoption of current environmental laws and the institution of compliance practices; and

- Some of the products that we manufacture are used to transport hazardous materials.

     Furthermore, although we intend to conduct appropriate due diligence with respect to environmental matters in connection with future acquisitions, we may be unable to identify or be indemnified for all potential environmental liabilities relating to any acquired business. Environmental liabilities incurred by us, if not covered by adequate insurance or indemnification, will increase our respective costs and have a negative impact on our profitability.

     We compete in highly competitive industries, which may impact our respective financial results. We face aggressive competition in all geographic markets and each industry sector in which we operate. As a result, competition on pricing is often intense. The effect of this competition could reduce our revenues, limit our ability to grow, increase pricing pressure on our products, and otherwise affect our financial results.

     Risks related to our operations outside of the United States could adversely impact our respective operating results. Our operations outside of the United States are subject to the risks associated with cross-border business transactions and activities. Political, legal, trade or economic changes or instability could limit or curtail our respective foreign business activities and operations. Some foreign countries where we operate have regulatory authorities that regulate railroad safety, railcar design and railcar component part design, performance and manufacture used on their railroad systems. If we fail to obtain and maintain certifications of our railcars and railcar parts within the various foreign countries where we operate, we may be unable to market and sell our railcars in those countries. In addition, unexpected changes in regulatory requirements, tariffs and other trade barriers, more stringent rules relating to labor or the environment, adverse tax consequences and price exchange controls could limit operations and make the manufacture and distribution of our products difficult. Furthermore, any material change in the quotas, regulations or duties on imports imposed by the U.S. government and agencies or on exports by the government of Mexico or its agencies could affect our ability to export the railcars and liquefied petroleum gas containers that we manufacture in Mexico. The uncertainty of the legal environment in these and other areas could limit our ability to enforce our respective rights effectively.

     Because we do not have employment contracts with our key management employees, we may not be able to retain their services in the future. Our success depends on the continued services of our key management employees, none of whom currently have employment agreements with us. Although we have historically been successful in retaining the services of our key management, we may be unable to do so in the future. The loss of the services of one or more key members of our management team could result in increased costs associated with attracting and retaining a replacement and could disrupt our operations and result in a loss of revenues.

     Although our businesses were not directly impacted by the recent terrorist attacks against the United States, the long-term effect of these events, or the domestic or foreign response to them, could negatively affect our respective ability to operate profitably in the future. The terrorist attacks that occurred in the United States on September 11, 2001, the subsequent military response by the United States, other terrorist attacks and future events occurring in response to or in connection with these attacks may negatively impact the economy in general. In particular, the negative impacts of these events may affect the industries in which we operate. This could result in delays in or cancellations of the purchase of our products or shortages in raw materials or component parts. Any of these occurrences could have a significant adverse impact on our operating results, revenues and costs.

     Fluctuations in the supply of component parts used in the production of our products could have a material adverse effect on our ability to cost-effectively manufacture and sell our products. A significant portion or our business depends on the adequate supply of numerous specialty components such as brakes, wheels, side frames and bolsters at competitive prices. We depend on outside suppliers for a significant portion of our component part needs. While we endeavor to be diligent in its contractual relationships with our suppliers, a significant decrease in the availability of specialty components could materially increase our cost of goods sold or prevent us from manufacturing our products on a timely basis.

     Our manufacturer's warranties expose us to potentially significant claims. We warrant the workmanship and materials of many of our products under limited warranties. Accordingly, we may be subject to significant warranty claims in the future such as multiple claims based on one defect repeated throughout our mass production process or claims for which the cost of repairing the defective part is highly disproportionate to the original cost of the part. We have never experienced any material losses attributable to warranty claims, but the possibility exists for these types of warranty claims to result in costly product recalls, significant repair costs and damage to our reputation.

     We may be liable for product liability claims that exceed our insurance coverage. The nature of our business subjects us to product liability claims, especially in connection with the repair and manufacture of products that carry hazardous or volatile materials. We maintain reserves and liability insurance coverage at levels based upon commercial norms in the industries in which we operate and our historical claims experience. However, an unusually large product liability claim or a string of claims based on a failure repeated throughout our mass production process may exceed our insurance coverage or result in damage to our reputation.

     We may incur increased costs due to fluctuations in interest rate and foreign currency exchange rates. We are exposed to risks associated with fluctuations in interest rate and changes in foreign currency exchange rates. We seek to minimize these risks, when considered appropriate, through the use of currency and interest rate hedges and similar financial instruments and other activities, although these measures may not be implemented or effective. Any material and untimely changes in interest rates or exchange rates could result in significant losses to us.

ITEM 2.  PROPERTIES.

     We principally operate in various locations throughout the United States with other facilities in Mexico, Brazil, Romania and Slovakia, all of which are considered to be in good condition, well maintained and adequate for our purposes.

                             APPROXIMATE
                             SQUARE FEET         PRODUCTIVE
                        ----------------------    CAPACITY
                          OWNED       LEASED      UTILIZED
                        ----------   ---------   ----------
Rail Group............   6,125,500   1,952,000      20%
Construction Products
  Group...............   2,347,000      10,000      85%
Inland Barge Group....     692,000      45,000      85%
Industrial Products
  Group...............     648,500          --      50%
Executive Offices.....     173,000          --      N/A
All Other.............      35,000          --       0%
                        ----------   ---------
                        10,021,000   2,007,000
                        ==========   =========

ITEM 3. LEGAL PROCEEDINGS.

     In December 1999, a grand jury sitting in the Western District of Louisiana returned a two-count felony indictment against Trinity Baton Rouge, Inc., a wholly owned subsidiary of Trinity. The indictment charges Trinity Baton Rouge, Inc. with transporting hazardous waste without a proper manifest to an unpermitted facility in violation of the Resource Conservation Recovery Act. Trinity Baton Rouge, Inc. continues to deny all charges in the indictment and is defending this matter vigorously.

     In September 1999, the United States Environmental Protection Agency filed a complaint against Trinity seeking penalties of approximately $225,000. The complaint alleges that Trinity failed to file certain submissions timely to the United States Environmental Protection Agency in an alleged violation of the Emergency Planning Community Right to Know Act. Trinity denies all allegations and is defending this matter vigorously.

     We are involved in various other claims and lawsuits incidental to our business. In the opinion of management, these claims and suits in the aggregate will not have a material adverse effect on our consolidated financial statements.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is traded on the New York Stock Exchange with the ticker symbol "TRN". The following table shows the price range of the Company's common stock for the nine months ended December 31, 2001 and fiscal year 2001:

                                            PRICES
                                        ---------------
FISCAL YEAR 2001                         HIGH     LOW
----------------                        ------   ------
Quarter ended June 30, 2000...........  $23.56   $18.50
Quarter ended September 30, 2000......   23.38    18.37
Quarter ended December 31, 2000.......   26.63    22.56
Quarter ended March 31, 2001..........   25.00    18.97

NINE MONTHS ENDED
DECEMBER 31, 2001                        HIGH     LOW
-----------------                       ------   ------
Quarter ended June 30, 2001...........  $23.80   $17.50
Quarter ended September 30, 2001......   27.85    20.70
Quarter ended December 31, 2001.......   28.04    21.33

     The Company's transfer agent and registrar is The Bank of New York, New York, NY.

HOLDERS

     At December 31, 2001, the Company had approximately 1,991 record holders of common stock. The par value of the stock is $1.

DIVIDENDS

     Since April 1, 2000, Trinity has paid quarterly dividends of $0.18 per common share and has paid 152 consecutive quarterly dividends. On March 14, 2002, the board of directors declared a quarterly dividend of $0.06 per share. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

RECENT SALES OF UNREGISTERED SECURITIES

     On October 26, 2001, Trinity completed a merger with Thrall Car Manufacturing Company, Inc. Pursuant to the terms of the merger agreement, Trinity issued 7,150,000 shares of common stock to Thrall Car Management Company, Inc. The 7,150,000 shares issued to Thrall Car Management Company, Inc. were not registered and were issued pursuant to the exemptions provided by Regulation D of the Securities Act of 1933, as amended.

     On November 9, 2001, Trinity acquired the outstanding interest of Transport Capital, LLC from a group of individuals for 34,000 shares of common stock. The 34,000 shares were not registered and were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA.

     The following financial information for the nine months ended December 31, 2001 and 2000 and for the four years ended March 31, 2001 has been derived from the Company's consolidated financial statements. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere herein.

                                     NINE MONTHS ENDED
                                        DECEMBER 31,                  YEAR ENDED MARCH 31,
                                   ----------------------   -----------------------------------------
                                     2001        2000         2001       2000       1999       1998
                                   --------   -----------   --------   --------   --------   --------
                                              (UNAUDITED)
                                            (IN MILLIONS EXCEPT PERCENT AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues.........................  $1,347.8    $1,485.6     $1,904.3   $2,740.6   $2,926.9   $2,473.0
Operating profit (loss)(1).......     (16.4)       (7.9)       (66.1)     279.0      284.9      255.9
Net income (loss)(2).............     (34.7)      (34.7)       (74.4)     165.5      185.3      103.7
Basic net income (loss) per
  common share(2)................     (0.90)      (0.92)       (1.98)      4.17       4.31       2.41
Diluted net income (loss) per
  common share(2)................  $  (0.90)   $  (0.92)    $  (1.98)  $   4.15   $   4.25   $   2.36
Weighted average common shares
  outstanding:
     Basic.......................      38.7        37.6         37.5       39.7       43.0       43.1
     Diluted.....................      38.7        37.6         37.5       39.9       43.6       43.9
Dividend per share...............  $   0.54    $   0.54     $   0.72   $   0.72   $   0.69   $   0.68
BALANCE SHEET DATA:
Total assets.....................  $1,952.0    $1,755.4     $1,825.9   $1,738.5    1,684.9    1,573.9
Long-term debt(3)................     476.3        44.5        504.0       95.4      120.6      149.6
Stockholders' equity.............  $1,009.4       926.0        879.0    1,015.1      959.1      887.5
Ratio of total debt to total
  capital........................      32.1%       32.7%        38.0%      20.7%      23.9%      22.0%
Book value per share.............  $  22.79    $  25.16     $  23.89   $  26.50   $  23.22   $  20.40

---------------

(1) Includes charges of:
     - $64.3 million for unusual charges for the nine months ended December 31, 2001,
     - $85.1 million for unusual charges for the nine months ended December 31, 2000, and
     - $140.9 million for unusual charges for fiscal year 2001.

(2) Includes after tax charges or credit of:
     - $50.4 million ($1.30 per share) for unusual charges for the nine months ended December 31, 2001,
     - $75.2 million ($2.00 per share) for unusual charges for the nine months ended December 31, 2000,
     - $110.9 million ($2.96 per share) for unusual charges for fiscal year
       2001,
     - $14.0 million ($0.32 per share) for the gain on a sale of an investment in land in fiscal year 1999, and
     - $43.8 million ($1.00 per share) charge for litigation in fiscal year
       1998.

(3) Long-term debt as of December 31, 2001 and March 31, 2001 increased from the levels as of December 31, 2000 due to the Company completing a committed revolving bank facility in June 2001 which has been classified as long-term debt. The proceeds of the new facility were used to repay short-term debt. See note 8 to the consolidated financial statements.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgements, including those related to bad debts, inventories, property, plant and equipment, goodwill, income taxes, warranty obligations, insurance restructuring costs, and contingencies and litigation. Management bases its estimates and judgements on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes the following critical accounting policies, among others, affect its more significant judgements and estimates used in the preparation of its consolidated financial statements.

Inventory

     We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgements as to future demand requirements and compare that with the current or committed inventory levels. We have recorded significant changes in inventory carrying values in recent periods due to discontinuances of product lines as well as changes in market conditions due to changes in demand requirements. It is possible that changes in required inventory reserves may continue to occur in the future due to current market conditions in the railcar business.

Goodwill

     We periodically evaluate acquired businesses for potential impairment indicators that are based on legal factors, market conditions in the United States and Europe and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Warranties

     We provide for the estimated cost of product warranties at the time we recognize revenue. We base our estimates on historical product failure rates. We also provide for specifically identified warranty obligations. Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability would be required.

Insurance

     We effectively self-insure for workers' compensation claims. A third-party administrator processes all such claims. We accrue our workers' compensation liability based upon an independent actuarial study. To the extent actuarial assumptions change and claims experience rates differs from historical rates, our liability may change.

Contingencies and Litigation

     We are currently involved in certain legal proceedings. As discussed in
Note 15 of our consolidated financial statements, as of December 31, 2001, we have accrued our estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to these proceedings.

BASIS OF PRESENTATION

     We are one of the nation's leading diversified industrial manufacturers. As of December 31, 2001, we modified our segment reporting to align the reportable segments with current management responsibilities and internal reporting.

     The new reporting format includes the following business segments: (1) the Trinity Rail group, which manufactures and sells railcars and component parts;
(2) the Construction Products group, which manufactures and sells highway guardrail and safety products, concrete and aggregate, girders and beams used in the construction of highway and railway bridges and weld fittings used in pressure piping systems; (3) the Inland Barge group, which manufactures and sells barges and related products for inland waterway services; (4) the Industrial Products group, which manufactures and sells container heads and pressure and non-pressure containers for the storage and transportation of liquefied gases and other liquid and dry products; and (5) the Trinity Railcar Leasing and Management Services group, which provides services such as fleet management and leasing. Finally, All Other includes the Company's captive insurance and transportation companies, structural towers, and other peripheral businesses.

     Sales from Trinity Rail group to Trinity Railcar Leasing and Management Services group are recorded in Trinity Rail group and eliminated in consolidation. Sales of railcars from the lease fleet are included in the Trinity Railcar Leasing and Management Services group segment.

     See notes to the consolidated financial statements for further discussion of business segments.

UNUSUAL CHARGES

     During the nine months ended December 31, 2001, Trinity recorded special pretax charges of approximately $66.4 million, $50.4 million net of tax or $1.30 per share, related primarily to restructuring our Rail group in connection with the Thrall merger and other matters. Of these charges, $64.3 million were charged to operating profit. These charges are reflected in the following income statement categories and segments (in millions).

                                                                           RAILCAR
                                                                          LEASING &
                                     CONSTRUCTION   INLAND   INDUSTRIAL   MANAGEMENT   CORPORATE
                            RAIL       PRODUCTS     BARGE     PRODUCTS     SERVICES     & OTHER    TOTAL
                           -------   ------------   ------   ----------   ----------   ---------   ------
Cost of revenues.........  $ 46.1       $ 0.8        $ --       $ --        $  --       $  9.9     $ 56.8
Selling, engineering &
  administrative.........     4.2         0.1          --         --           --          3.2        7.5
                           ------       -----        ----       ----        -----       ------     ------
Charged to operating
  profit.................    50.3         0.9          --         --           --         13.1       64.3
Operating profit (loss)
  before charges.........   (15.5)       46.5         9.8        3.9         30.2        (27.0)      47.9
                           ------       -----        ----       ----        -----       ------     ------
Operating profit (loss)
  reported...............  $(65.8)      $45.6        $9.8       $3.9        $30.2       $(40.1)    $(16.4)
                           ======       =====        ====       ====        =====       ======     ======

     Unusual charges reported in other expenses amounted to $2.1 million primarily for the write down of equity investments in nine months ended December 31, 2001.

     During fiscal year 2001, we recorded pre-tax charges of approximately $173.3 million, $110.9 million net of tax or $2.96 per share, primarily related to the restructuring of our railcar operations, investment and asset write downs, litigation reserves and other charges. Of these charges, $140.9 million were charged to operating profit. These charges are reflected in the following income statement categories and segments (in millions):

                                                                           RAILCAR
                                                                          LEASING &
                                     CONSTRUCTION   INLAND   INDUSTRIAL   MANAGEMENT   CORPORATE
                            RAIL       PRODUCTS     BARGE     PRODUCTS     SERVICES     & OTHER    TOTAL
                           -------   ------------   ------   ----------   ----------   ---------   ------
Cost of revenues.........  $ 73.7       $13.7       $ 4.4       $0.7        $  --       $  32.8    $125.3
Selling, engineering &
  administrative.........     6.7          --          --         --           --           8.9      15.6
                           ------       -----       -----       ----        -----       -------    ------
Charged to operating
  profit.................    80.4        13.7         4.4        0.7           --          41.7     140.9
Operating profit (loss)
  before charges.........    40.3        42.8        16.1        6.1         41.6         (72.1)     74.8
                           ------       -----       -----       ----        -----       -------    ------
Operating profit (loss)
  reported...............  $(40.1)      $29.1       $11.7       $5.4        $41.6       $(113.8)   $(66.1)
                           ======       =====       =====       ====        =====       =======    ======

     Unusual charges reported in other expenses amounted to $32.4 million primarily for the write down of equity investments in fiscal year 2001.

NINE MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH THE YEAR ENDED MARCH 31, 2001 -- RESULTS OF OPERATIONS

     We changed our year-end in 2001 from March 31 to December 31 and, as a result, our most recent Statement of Operations is for the nine months ended December 31, 2001. Compared to the prior twelve month period, revenues and operating profit declined due to the shorter time period of three months and the significant downturn in the railcar market. Results of operations were also affected by the acquisition of Thrall on October 26, 2001, which added $47.3 million in revenue since the acquisition date with corresponding increases in other costs of our operations of $52.9 million. Interest expense also increased slightly as a result of increased debt incurred to acquire Thrall. Results of operations were also affected by the unusual pre-tax charges discussed above which were $66.4 million in the nine months ended December 31, 2001 compared to $173.3 million in the fiscal year 2001. Our management discussion and analysis which follows is based on a comparison of the nine months ended December 31, 2001 to the comparable nine month period in 2000.

NINE MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 2000 -- RESULTS OF OPERATIONS

     Revenues decreased $137.8 million to $1,347.8 million for the nine months ended December 31, 2001 compared to $1,485.6 million for the nine months ended December 31, 2000, a decrease of 9.3%. The decline in revenues was primarily due to the reduction in railcar shipments and prices offset by increased revenues of $47.3 million due to the Thrall acquisition.

     The following table reconciles the revenue amounts discussed under each segment with the consolidated total revenues shown in the Selected Financial Data (in millions).

                                NINE MONTHS ENDED DECEMBER 31, 2001     NINE MONTHS ENDED DECEMBER 31, 2000
                               -------------------------------------   -------------------------------------
                                             REVENUES                                REVENUES
                               -------------------------------------   -------------------------------------
                                OUTSIDE    INTERSEGMENT      TOTAL      OUTSIDE    INTERSEGMENT      TOTAL
                               ---------   -------------   ---------   ---------   -------------   ---------
Rail Group...................  $  521.3       $ 142.8      $  664.1    $  639.3       $ 166.9      $  806.2
Construction Products
  Group......................     427.2           5.0         432.2       432.4           9.6         442.0
Inland Barge Group...........     148.2            --         148.2       144.5            --         144.5
Industrial Products Group....     106.7           2.3         109.0       127.1           4.5         131.6
Railcar Leasing and
  Management Services
  Group......................      94.0            --          94.0       108.6            --         108.6
All Other....................      50.4          28.1          78.5        33.7          30.0          63.7
Eliminations & Corporate
  Items......................        --        (178.2)       (178.2)         --        (211.0)       (211.0)
                               --------       -------      --------    --------       -------      --------
Consolidated Total...........  $1,347.8       $    --      $1,347.8    $1,485.6       $    --      $1,485.6
                               ========       =======      ========    ========       =======      ========

     Operating loss increased $8.5 million to $16.4 million for the nine months ended December 31, 2001 compared to $7.9 million for the same period in 2000. The increase was caused by a $29.3 million decrease in operating profits because of lower revenues, higher cost of revenues and the additional Thrall costs of $52.9 million offset by lower selling, engineering and administrative expenses. Additionally, special charges for the nine months ended December 31, 2001 were $20.8 million lower than the amount recorded for the same period in 2000.

     Selling, engineering and administrative expenses decreased $32.4 million to $129.7 million for the nine months ended December 31, 2001 compared to $162.1 million for the period in 2000, a decrease of 20.0%. The decrease was a result of lower head counts, cost reduction efforts and a lesser amount of special charges.

     Interest expense, net of interest income, increased $3.4 million to $19.2 million for the nine months ended December 31, 2001 compared to $15.8 million for the same period in 2000, an increase of 21.5%. The increase was primarily attributable to lower interest income.

     Other, net decreased $25.6 million to $4.9 million for the nine months ended December 31, 2001 from $30.5 million for the same period in 2000, a 83.9% decrease. This decrease was due to the write down of equity investments during the nine months ended December 31, 2000.

     The current year effective tax rate of 14.3% is due to lower foreign tax rates and valuation allowances.

     Net loss for the nine months ended December 31, 2001 was $34.7 million, or $0.90 per diluted share as compared to a net loss of $34.7 million, or $0.92 per diluted share, the same period in 2000.

TRINITY RAIL GROUP

                                          NINE MONTHS
                                             ENDED
                                         DECEMBER 31,
                                        ---------------
                                         2001     2000
                                        ------   ------
                                         (IN MILLIONS)
Revenues..............................  $664.1   $806.2
Operating profit (loss) including
  unusual charges.....................  $(65.8)  $  3.4
Operating profit (loss) before unusual
  charges.............................  $(15.5)  $ 36.6
Operating profit (loss) margin before
  unusual charges.....................    (2.3)%   4.5%

     Revenues declined 17.6% for the nine months ended December 31, 2001 compared to the same period in 2000. This decline is due to the current downturn in the North American railcar industry offset by increased revenues of $47.3 million due to the Thrall acquisition. Railcar units shipped dropped 22% compared to the prior year to approximately 7,800 cars. Operating profit margins were impacted by the inefficiencies of lower production levels, costs associated with more frequent changeovers to different car types and sizes, price pressures in the current competitive environment, and additional costs from Thrall. With the current railcar market, shipments are expected to decline further to 5,000 to 7,000 in fiscal year 2002 resulting in a very competitive market.

     In the nine months ended December 31, 2001 railcar sales to Trinity Industries Leasing Company included in the Rail Group results were $139.2 million compared to $162.8 million in the same period in 2000 with profit of $6.6 million compared to $12.2 million for the same period in 2000. Sales to Trinity Industries Leasing Company and related profits are eliminated in consolidation.

CONSTRUCTION PRODUCTS GROUP

                                          NINE MONTHS
                                             ENDED
                                         DECEMBER 31,
                                        ---------------
                                         2001     2000
                                        ------   ------
                                         (IN MILLIONS)
Revenues..............................  $432.2   $442.0
Operating profit including unusual
  charges.............................  $ 45.6   $ 25.8
Operating profit before unusual
  charges.............................  $ 46.5   $ 39.5
Operating profit margin before unusual
  charges.............................   10.8%     8.9%

     Revenues declined 2.2% for the nine months ended December 31, 2001 compared to the same period in 2000. The decrease in revenues was primarily attributable to exiting the flange and valve business offset by increased revenue and profits related to improved weather conditions in the concrete and aggregate and bridge business. Operating profit margins increased as a result of cost reduction associated with the consolidation of plants and elimination of unprofitable products.

INLAND BARGE GROUP

                                          NINE MONTHS
                                             ENDED
                                         DECEMBER 31,
                                        ---------------
                                         2001     2000
                                        ------   ------
                                         (IN MILLIONS)
Revenues..............................  $148.2   $144.5
Operating profit including unusual
  charges.............................  $  9.8   $  9.9
Operating profit before unusual
  charges.............................  $  9.8   $ 14.3
Operating profit margin before unusual
  charges.............................    6.6%     9.9%

     Revenues increased 2.6% for the nine months ended December 31, 2001 compared to the same period in 2000. The increase in revenues was attributable to increased deliveries of tank barges offset by lower volumes in hopper barge sales. The decrease in Inland Barge operating profit margin is mainly due to competitive price pressures for both hopper barges and tank barges.

INDUSTRIAL PRODUCTS GROUP

                                          NINE MONTHS
                                             ENDED
                                         DECEMBER 31,
                                        ---------------
                                         2001     2000
                                        ------   ------
                                         (IN MILLIONS)
Revenues..............................  $109.0   $131.6
Operating profit including unusual
  charges.............................  $  3.9   $  6.5
Operating profit before unusual
  charges.............................  $  3.9   $  7.2
Operating profit margin before unusual
  charges.............................    3.6%     5.5%

     Revenues declined 17.2% for the nine months ended December 31, 2001 compared to the same period in 2000. The decline in revenues is primarily attributable to reduced demand from gas distributors and pricing pressures in the Mexico liquified petroleum gas market.

     Sales of propane cylinders in Mexico have been negatively affected by a temporary halt in purchasing by Mexican propane distributors related to price controls and other matters. When these issues will be resolved, and the impact on Trinity's consolidated profits, cannot be determined.

RAILCAR LEASING AND MANAGEMENT SERVICES GROUP

                                          NINE MONTHS
                                             ENDED
                                         DECEMBER 31,
                                        ---------------
                                         2001     2000
                                        ------   ------
                                         (IN MILLIONS)
Revenues..............................  $ 94.0   $108.6
Operating profit......................  $ 30.2   $ 34.2
Operating profit margin...............   32.1%    31.5%

     Revenues declined 13.4% for the nine months ended December 31, 2001 compared to the same period in 2000. The decrease in revenues was due to a decline in quantity of railcars sold offset by increases in lease revenues from net additions to the lease fleet and an increase in the fleet managed under management agreements. Included in the results of this group are revenues from the sale of railcars from the lease fleet of $20.9 million in the nine months ended December 31, 2001 and $48.3 million in the same period in 2000, and operating profits of $2.6 million in the nine months ended December 31, 2001 and $8.8 million in the same period in 2000.

ALL OTHER

     Revenues in All Other increased from $63.7 million in the nine months ended December 31, 2000 to $78.5 million in the nine months ended December 31, 2001, due primarily to recording wind tower revenues for the entire period compared to the prior period start-up year. This increase is partially offset by discontinuing the operations of TEMCO during the same period in 2000. TEMCO produced concrete mixers, concrete batch plants and component parts for concrete related industries.

     Operating loss was $21.1 for the nine months ended December 31, 2001, and $44.4 in the same period in 2000. Restructuring charges included in the nine months ended December 31, 2000 were $20.9 million primarily related to exiting the TEMCO business referred to above and environmental liabilities. Restructuring charges for the nine months ended December 31, 2001 were $13.1 million primarily related to exiting our internet related business and to our wind tower business which has been affected by the Enron bankruptcy. Excluding restructuring charges, a larger operating loss was recorded in the same period in 2000 due primarily to operating losses associated with TEMCO recorded in such period.

FISCAL YEAR 2001 COMPARED WITH FISCAL YEAR 2000 -- RESULTS OF OPERATIONS

     Revenues decreased $836.3 million to $1,904.3 million in fiscal 2001 compared to $2,740.6 million in fiscal 2000, a decrease of 30.5%. The decline was due to the reduction in railcar shipments and prices, a $13.4 million decline in liquid petroleum gas container sales and our decision to exit the flange and valve business.

     The following table reconciles the revenue amounts disclosed under each segment with the consolidated total revenue shown in the Selected Financial Data (in millions).

                                   YEAR ENDED MARCH 31, 2001            YEAR ENDED MARCH 31, 2000
                                            REVENUES                             REVENUES
                               ----------------------------------   ----------------------------------
                               OUTSIDE    INTERSEGMENT    TOTAL     OUTSIDE    INTERSEGMENT    TOTAL
                               --------   ------------   --------   --------   ------------   --------
Rail Group...................  $  818.0      $281.7      $1,099.7   $1,632.0     $  66.3      $1,698.3
Construction Products
  Group......................     549.0        11.1         560.1      581.4        10.1         591.5
Inland Barge Group...........     202.9         0.1         203.0      210.1          --         210.1
Industrial Products Group....     160.3         9.8         170.1      179.2         8.1         187.3
Railcar Leasing and
  Management Services
  Group......................     128.7          --         128.7      131.5          --         131.5
All Other....................      45.4        45.8          91.2        6.4        54.4          60.8
Eliminations & Corporate
  Items......................        --      (348.5)       (348.5)        --      (138.9)       (138.9)
                               --------      ------      --------   --------     -------      --------
Consolidated Total...........  $1,904.3      $   --      $1,904.3   $2,740.6     $    --      $2,740.6
                               ========      ======      ========   ========     =======      ========

     Operating profit decreased to a loss of $66.1 million in fiscal year 2001 compared to an operating profit of $279.0 million for fiscal year 2000. The decrease was caused by a decrease in operating profits because of lower revenues and higher cost of revenues and selling, engineering and administrative expenses. Additionally, we incurred special operating charges of $140.9 million for fiscal year 2001 primarily due to restructuring and plant closers.

     Selling, engineering and administrative expenses increased $30.3 to $213.7 million in fiscal year 2001 compared to $183.4 million in fiscal year 2000, an increase of 16.5%. This increase is primarily a result of international expansion and expenses associated with start-up operations and development activities plus $15.6 million in special charges.

     Interest expense, net of interest income, increased $3.6 million to $22.0 million in fiscal year 2001 compared to $18.4 million for fiscal year 2000, an increase of 19.6%. This increase was primarily due to a higher level of short-term debt outstanding during fiscal year 2001 offset by higher interest income.

     Other income, net changed from income of $2.3 million in fiscal year 2000 to a loss of

$28.2 million in fiscal year 2001 primarily due to the unusual charges from the write down of equity investments noted above.

     The current year benefit for income taxes is primarily related to the deferred tax deductions attributable for the unusual charges. We believe that this asset is fully realizable given current tax carry back availability and existing deferred tax liabilities.

     Net loss in fiscal year 2001 was $74.4 million, or $1.98 loss per share as compared to net income of $165.5 million, or $4.15 per diluted share, in fiscal year 2000.

TRINITY RAIL GROUP

                                       2001       2000
                                     --------   --------
                                        (IN MILLIONS)
Revenues...........................  $1,099.7   $1,698.3
Operating profit (loss) including
  unusual charges..................  $  (35.2)  $  174.6
Operating profit before unusual
  charges..........................  $   40.3   $  174.6
Operating profit margin before
  unusual charges..................      3.7%      10.3%

     Revenues declined 35.2% in fiscal year 2001 compared to fiscal year 2000. This decline is due to the current downturn in the North American railcar industry. Railcar units shipped dropped 37% compared to the prior year to approximately 14,000 cars. Operating profit margins were negatively impacted by the inefficiencies of lower production levels, costs associated with more frequent changeovers to different car types and sizes, and price pressures in the current competitive environment.

     Fiscal year 2001 railcar sales to Trinity Industries Leasing were $262.5 million compared to $67.5 million in the prior year with profit of $17.7 million compared to $6.6 million in fiscal year 2000. Sales to Trinity Industries Leasing and the related profit are eliminated in consolidation.

CONSTRUCTION PRODUCTS GROUP

                                         2001     2000
                                        ------   ------
                                         (IN MILLIONS)
Revenues..............................  $560.1   $591.5
Operating profit including unusual
  charges.............................  $ 29.1   $ 62.1
Operating profit before unusual
  charges.............................  $ 42.8   $ 62.1
Operating profit margin before unusual
  charges.............................    7.6%    10.5%

     Revenue declined 5.3% in fiscal year 2001 compared to fiscal year 2000. An increase in revenues of beam and girders for highway bridges were offset by a decline in both highway safety products and concrete and aggregate. The decline in concrete and aggregate was due to the significant increase in adverse weather conditions experienced in fiscal year 2001 in the Texas market compared to fiscal year 2000. Operating profit and operating profit margins declined due to the inefficiencies of lower volumes caused by the poor weather and softer pricing in selected markets.

INLAND BARGE GROUP

                                         2001     2000
                                        ------   ------
                                         (IN MILLIONS)
Revenues..............................  $203.0   $210.1
Operating profit including unusual
  charges.............................  $ 11.7   $ 25.7
Operating profit before unusual
  charges.............................  $ 16.1   $ 25.7
Operating profit margin before unusual
  charges.............................    7.9%    12.2%

     Revenues declined 3.4% for fiscal year 2001 compared to fiscal year 2000. The decrease in Inland Barge revenues and operating profit is mainly due to competitive price pressures for both hopper barges and tank barges. These factors are primarily a result of depressed freight rates, which negatively impacted the Inland Barge group customers and reduced grain exports.

INDUSTRIAL PRODUCTS GROUP

                                         2001     2000
                                        ------   ------
                                         (IN MILLIONS)
Revenues..............................  $170.1   $187.3
Operating profit including unusual
  charges.............................  $  5.4   $ 13.0
Operating profit before unusual
  charges.............................  $  6.1   $ 13.0
Operating profit margin before unusual
  charges.............................    3.6%     6.9%

     Revenue declined 9.2% in fiscal 2001 compared to fiscal 2000. The decline in revenues is primarily attributable to reduced demand in the liquid petroleum gas market and competitive pricing pressures. Operating profits declined primarily due to pricing pressures in the container head products market and the Mexico liquid petroleum gas market.

     Sales of propane cylinders in Mexico have been negatively affected by a temporary halt in purchasing by Mexican propane distributors related to price controls and other matters.

RAILCAR LEASING AND MANAGEMENT SERVICES GROUP

                                         2001     2000
                                        ------   ------
                                         (IN MILLIONS)
Revenues..............................  $128.7   $131.5
Operating profit......................  $ 42.0   $ 51.3
Operating profit margin...............   32.3%    39.0%

     Operating profit declined in fiscal year 2001 compared to fiscal year 2000 due to lower profits on car sales, higher operating expenses related to leasing and management fleet expansion and higher lease expenses from leverage lease transactions.

     Included in the results of this group are revenues from the sale of railcars from the lease fleet of $50.1 million in fiscal year 2001 and $57.9 million in fiscal year 2000, and operating profits of $9.0 million in fiscal year 2001 and $14.7 million in fiscal year 2000.

ALL OTHER

     Revenues in All Other increased from $60.8 million in fiscal year 2000 to $91.2 million in fiscal year 2001 due primarily to start-up businesses, TEMCO and wind towers. TEMCO produced concrete mixers, concrete batch plants and component parts for concrete related industries. This business was closed and certain assets were sold in the fourth quarter of fiscal year 2001.

     Operating loss increased to $59.1 million in fiscal year 2001 from $8.2 million in fiscal year 2000. Operating loss for fiscal year 2001 includes restructuring charges of $20.9 million primarily related to exiting the TEMCO business as referred to above and environmental liabilities. This remaining operating decline was due primarily to operating losses recorded by TEMCO in fiscal year 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the nine months ended December 31, 2001 increased to $200.1 million compared to $56.0 million for the same period in 2000. The increase was due to working capital changes, primarily reduced accounts receivable and inventory balances. Capital expenditures for the nine months ended December 31, 2001 were $133.3 million, of which $86.9 million were for additions to the lease portfolio. This compares to $229.3 million of capital expenditures for the same period last year, of which $152.5 million was for additions to the lease portfolio. Proceeds from the sale of property, plant and equipment were $188.2 million for the nine months ended December 31, 2001 composed primarily of the sale of cars from the lease fleet, compared to $55.8 million for the same period in 2000.

     During the nine months ended December 31, 2001, the Company completed a committed revolving bank facility for $450 million. Amounts borrowed under the facility bear interest at LIBOR plus 0.95% or other alternative rates at the Company's option (3.09% at December 31, 2001) and can be converted to a one-year term in June 2002. The agreement requires maintenance of ratios related to interest coverage, leverage, and minimum net worth and restricts the amount of dividend payments. Accounts receivable and inventory are pledged as collateral for this facility. At December 31, 2001, $95.4 million was available under the facility. Proceeds from the facility were used to repay outstanding short-term debt as of March 31, 2001.

     We expect to finance future operating requirements with net cash flow from operations, long-term and short-term debt, and privately placed equity. Continued worsening of the railcar market, declines in other businesses, the need to invest in additions to the railcar lease fleet or other factors could result in exceeding certain ratios in our debt covenants in the second half of the year. The debt covenant ratios that could be exceeded are the ratios of debt to EBITDA and EBITDA to interest expense. Based on discussion with our lead banks, we expect to renegotiate or replace existing debt agreements including changes to debt covenants and, if necessary, to take other actions designed to prevent exceeding debt covenant limitations.

     On February 15, 2002, Trinity Industries Leasing sold $170,000,000 of 2002-1 Pass Through Certificates with interest payments at 7.755%, commencing on August 15, 2002 and due semiannually thereafter. Equipment notes issued by Trinity Industries Leasing for the benefit of the holders of the Pass Through Certificates are collateralized by interest in certain railcars owned by Trinity Industries Leasing and the leases pursuant to which such railcars are leased to customers. The equipment notes, including the obligations to make payments of principal and interest thereon are direct obliga-tions of Trinity Industries Leasing and are fully and unconditionally guaranteed by Trinity as guarantor.

     On March 6, 2002, we privately placed a total of 1.5 million unregistered shares of our common stock for net proceeds of $31.5 million. We are obligated to register these shares.

SALE/LEASEBACK TRANSACTION

     During the nine months ended December 31, 2001, we completed an off balance sheet financing arrangement for $199.0 million in railcars. We sold the railcars to an independent trust. The trust financed the purchase of the railcars with $151.3 million in debt and $47.7 million in equity provided by large independent financial institutions. The equity investor in the trust has the risk of ownership of the assets in the trust except for the $6.5 million of cash collateral discussed herein. Trinity has made no guarantees with respect to amounts at risk. An independent trustee for the trust has the authority for the appointment of the railcar fleet manager. The debt is repayable by the trust over 19 years.

     Trinity, through a newly formed, wholly owned, qualified subsidiary, leased the cars from the trust and subleased the railcars to independent third party customers. Future operating lease obligations of our subsidiary under the lease agreement are as follows (in millions): 2002 -- $17.0; 2003 -- $16.8;
2004 -- $17.1; 2005 -- $16.3; 2006 -- $15.8; and $225.5 thereafter. Future minimum rental revenues from subleased railcars as of December 31, 2001 are as follows (in millions): 2002 -- $19.5; 2003 -- $18.2; 2004 -- $16.8;
2005 -- $14.1; 2006 -- $12.8 and $76.9 thereafter.

     Under the terms of the operating lease agreement, Trinity has the option to purchase the railcars from the trust at the end of sixteen years at a predetermined, fixed price. Trinity also has an option to purchase the railcars at the end of the lease agreement at the then fair market value of the railcars. At the expiration of the operating lease agreement, Trinity has no further obligation or ownership interest in the assets of the trust.

     Included in our accompanying consolidated balance sheet are cash and railcars totaling $28.4 million which are pledged as collateral for the duration of the lease obligations to the trust and an additional $6.5 million of cash which is pledged as collateral for the equity investor's investment. Trinity, under the terms of a servicing and remarketing agreement, will endeavor, consistent with customary commercial practice as would be used by a prudent person, to maintain railcars under lease for the benefit of the trust. Trinity also receives management fees under the terms of the agreement. Certain ratios must be maintained in order for excess cash flow, as defined, from the leases to third parties, to be available to Trinity.

     The sale of the railcars by Trinity to the trust was accounted for as a sale/leaseback transaction. No revenue or profit was recorded at the time of the transaction and all profit was deferred and is being amortized over the term of the operating lease. Neither the assets of the trust, amounts due by the trust under the terms of debt to the financial institutions, or equity of the trust are reflected on the consolidated balance sheet of Trinity.

CONTRACTUAL OBLIGATION AND COMMERCIAL COMMITMENTS.

     As of December 31, 2001, we had the following contractual obligations (in millions):

                                                                   PAYMENTS DUE BY PERIOD
                                                            -------------------------------------
                                                            1 YEAR      2-3       4-5     AFTER 5
CONTRACTUAL OBLIGATIONS                           TOTAL     OR LESS    YEARS     YEARS     YEARS
-----------------------                           ------    -------    ------    -----    -------
Long-term debt..................................  $476.3     $11.5     $291.0    $50.5    $123.3
Operating leases................................    50.7      10.1       17.4     13.2      10.0
                                                  ------     -----     ------    -----    ------
Total...........................................  $527.0     $21.6     $308.4    $63.7    $133.3
                                                  ======     =====     ======    =====    ======

     As of December 31, 2001, we had the following other commercial commitments (in millions):

                                                            AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                               TOTAL       --------------------------------------------
                                              AMOUNTS      1 YEAR        2-3         4-5       AFTER 5
OTHER COMMERCIAL COMMITMENTS                 COMMITTED     OR LESS      YEARS       YEARS       YEARS
----------------------------                 ---------     -------     -------     -------     --------
Letters of Credit..........................   $ 81.2        $16.4       $ 0.2       $ 0.6       $ 64.0
Operating leases under sale/leaseback
  transaction..............................    308.5         17.0        33.9        32.1        225.5
                                              ------        -----       -----       -----       ------
                                              $389.7        $33.4       $34.1       $32.7       $289.5
                                              ======        =====       =====       =====       ======

INFLATION

     Changes in price levels of products and services did not significantly affect our operations during the nine months ended December 31, 2001 or in fiscal years 2001 and 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our earnings are affected by changes in interest rates due to the impact those changes have on our variable rate debt obligations, which represented approximately 96% of our total debt as of December 31, 2001. We have hedged a portion of this exposure with interest rate swaps leaving approximately 49% of our total debt exposed to fluctuations in interest rates. If interest rates average one percentage point more in fiscal year 2002 than they did during the nine months ended December 31, 2001, our interest expense would increase by approximately $2.3 million. In comparison, at March 31, 2001, we estimated that if interest rates averaged one percentage point more in fiscal year 2002 than they did in fiscal year 2001, interest expense would have increased by approximately $4.9 million. The impact of an increase in interest rates was determined based on the impact of the hypothetical change in interest rates and scheduled principal payments on our variable-rate debt obligations as of December 31, 2001 and March 31, 2001.

     In addition, we are subject to market risk related to our net investments in our foreign subsidiaries. The net investment in foreign subsidiaries as of December 31, 2001 is $209.8 million. However, the impact of such market risk exposures as a result of foreign exchange rate fluctuations has not been material to us.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                           TRINITY INDUSTRIES, INC.,

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   23

Consolidated Statement of Operations for the nine months
  ended December 31, 2001 and 2000 (unaudited) and for the
  years ended March 31, 2001 and 2000.......................   24

Consolidated Balance Sheet as of December 31, 2001 and March
  31, 2001..................................................   25

Consolidated Statement of Cash Flows for the nine months
  ended December 31, 2001 and 2000 (unaudited) and for the
  years ended March 31, 2001 and 2000.......................   26

Consolidated Statement of Stockholders' Equity for the nine
  months ended December 31, 2001 and for the years ended
  March 31, 2001 and 2000...................................   27

Notes to Consolidated Financial Statements..................   28

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
  Trinity Industries, Inc.

     We have audited the accompanying consolidated balance sheets of Trinity Industries, Inc. as of December 31, 2001 and March 31, 2001, and the related consolidated statement of operations, cash flows and stockholders' equity for the nine months ended December 31, 2001 and for each of the two years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trinity Industries, Inc. at December 31, 2001 and March 31, 2001, and the consolidated results of its operations and its cash flows for the nine months ended December 31, 2001 and for each of the two years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                               ERNST & YOUNG LLP
Dallas, Texas
March 13, 2002

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

                                                      NINE MONTHS ENDED
                                                        DECEMBER 31,          YEAR ENDED MARCH 31,
                                                   -----------------------    --------------------
                                                     2001         2000          2001        2000
                                                   --------    -----------    --------    --------
                                                               (UNAUDITED)
                                                         (IN MILLIONS EXCEPT PER SHARE DATA)
Revenues.........................................  $1,347.8     $1,485.6      $1,904.3    $2,740.6
Operating costs:
  Cost of revenues...............................   1,234.5      1,331.4       1,756.7     2,278.2
  Selling, engineering and administrative
     expenses....................................     129.7        162.1         213.7       183.4
                                                   --------     --------      --------    --------
                                                    1,364.2      1,493.5       1,970.4     2,461.6
                                                   --------     --------      --------    --------
Operating profit (loss)..........................     (16.4)        (7.9)        (66.1)      279.0
Other (income) expense:
  Interest income................................      (2.5)        (5.5)         (6.9)       (2.0)
  Interest expense...............................      21.7         21.3          28.9        20.4
  Other, net.....................................       4.9         30.5          28.2        (2.3)
                                                   --------     --------      --------    --------
                                                       24.1         46.3          50.2        16.1
                                                   --------     --------      --------    --------
Income (loss) before income taxes................     (40.5)       (54.2)       (116.3)      262.9
Provision (benefit) for income taxes:
  Current........................................       3.3         17.8           3.8        84.4
  Deferred.......................................      (9.1)       (37.3)        (45.7)       13.0
                                                   --------     --------      --------    --------
                                                       (5.8)       (19.5)        (41.9)       97.4
                                                   --------     --------      --------    --------
Net income (loss)................................  $  (34.7)    $  (34.7)     $  (74.4)   $  165.5
                                                   ========     ========      ========    ========
Net income (loss) per common share:
  Basic..........................................  $  (0.90)    $  (0.92)     $  (1.98)   $   4.17
                                                   ========     ========      ========    ========
  Diluted........................................  $  (0.90)    $  (0.92)     $  (1.98)   $   4.15
                                                   ========     ========      ========    ========
Weighted average number of shares outstanding:
  Basic..........................................      38.7         37.6          37.5        39.7
  Diluted........................................      38.7         37.6          37.5        39.9

See accompanying notes to consolidated financial statements.

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                              DECEMBER 31,    MARCH 31,
                                                                  2001          2001
                                                              ------------    ---------
                                                                    (IN MILLIONS)
ASSETS
Cash and cash equivalents...................................    $   22.2      $   13.5
Receivables (net of allowance for doubtful accounts of $9.5
  at December 31, 2001 and $4.8 at March 31, 2001)..........       204.3         245.7
Inventories:
  Raw materials and supplies................................       159.5         235.5
  Work in process...........................................        42.4          43.5
  Finished goods............................................        73.3          73.5
                                                                --------      --------
                                                                   275.2         352.5

Property, plant and equipment, at cost......................     1,434.9       1,534.1
Less accumulated depreciation...............................      (555.8)       (541.7)
                                                                --------      --------
                                                                   879.1         992.4

Goodwill....................................................       415.7          77.3
Other assets................................................       155.5         144.5
                                                                --------      --------
                                                                $1,952.0      $1,825.9
                                                                ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable...............................................    $     --      $   33.8
Accounts payable and accrued liabilities....................       424.9         364.2
Long-term debt..............................................       476.3         504.0
Deferred income taxes.......................................          --           7.1
Other liabilities...........................................        41.4          37.8
                                                                --------      --------
                                                                   942.6         946.9
Stockholders' equity:
  Common stock -- shares issued and outstanding at December
     31, 2001 -- 51.0; at March 31, 2001 -- 43.8............        51.0          43.8
  Capital in excess of par value............................       464.7         291.8
  Retained earnings.........................................       703.4         759.4
  Accumulated other comprehensive loss......................       (26.0)        (21.1)
  Treasury stock (6.6 shares at December 31, 2001 and 7.0
     shares at March 31, 2001)..............................      (183.7)       (194.9)
                                                                --------      --------
                                                                 1,009.4         879.0
                                                                --------      --------
                                                                $1,952.0      $1,825.9
                                                                ========      ========

See accompanying notes to consolidated financial statements.

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT CASH FLOWS

                                                             NINE MONTHS
                                                                ENDED              YEAR ENDED
                                                            DECEMBER 31,            MARCH 31,
                                                        ---------------------   -----------------
                                                         2001        2000        2001      2000
                                                        -------   -----------   -------   -------
                                                                  (UNAUDITED)
                                                                      (IN MILLIONS)
Operating activities:
  Net income (loss)...................................  $ (34.7)    $ (34.7)    $ (74.4)  $ 165.5
  Adjustments to reconcile net income (loss) to net
     cash provided (required) by operating activities:
       Depreciation and amortization..................     66.2        69.8        89.1      80.3
       Deferred income taxes..........................     (9.1)      (37.3)      (45.7)     13.0
       Gain on sale of property, plant, equipment and
          other assets................................     (1.1)       (9.8)      (11.2)    (10.5)
       Unusual charges................................     66.4       117.5       173.3        --
       Other..........................................      2.5         1.9         1.0       2.4
       Changes in assets and liabilities, net of
          effects from acquisitions and unusual
          charges:
            Decrease in receivables...................     78.9       122.9        92.3      17.4
            (Increase) decrease in inventories........    112.8       (59.6)      (24.3)     43.0
            (Increase) decrease in other assets.......     (5.2)      (53.7)      (33.3)      2.8
            Decrease in accounts payable and accrued
               liabilities............................    (80.3)      (55.1)      (75.1)    (60.4)
            Increase (decrease) in other
               liabilities............................      3.7        (5.9)       (0.8)     14.7
                                                        -------     -------     -------   -------
               Total adjustments......................    234.8        90.7       165.3     102.7
                                                        -------     -------     -------   -------
Net cash provided by operating activities.............    200.1        56.0        90.9     268.2
Investing activities:
  Proceeds from sale of property, plant, equipment and
     other assets.....................................    188.2        55.8        62.8      77.7
  Capital expenditures................................   (133.3)     (229.3)     (350.2)   (167.2)
  Payment for purchase of acquisitions, net of cash
     acquired.........................................   (165.0)      (13.7)      (13.5)    (25.6)
                                                        -------     -------     -------   -------
  Net cash required by investing activities...........   (110.1)     (187.2)     (300.9)   (115.1)
Financing activities:
  Issuance of common stock............................       --          --          --       2.3
  Net borrowings (repayments) of short-term debt......    (35.8)      235.5       323.7     (10.9)
  Payments to retire long-term debt...................    (25.5)      (51.4)      (55.5)    (27.5)
  Stock repurchases...................................       --       (34.6)      (34.6)    (84.9)
  Dividends paid......................................    (20.0)      (20.4)      (27.0)    (28.7)
                                                        -------     -------     -------   -------
  Net cash provided (required) by financing
     activities.......................................    (81.3)      129.1       206.6    (149.7)
                                                        -------     -------     -------   -------
Net increase (decrease) in cash and equivalents.......      8.7        (2.1)       (3.4)      3.4
Cash and equivalents at beginning of period...........     13.5        16.9        16.9      13.5
                                                        -------     -------     -------   -------
Cash and equivalents at end of period.................  $  22.2     $  14.8     $  13.5   $  16.9
                                                        =======     =======     =======   =======

Interest paid for the nine months ended December 31, 2001 and 2000 and years ended March 31, 2001 and 2000 was $22.3, $18.3, $29.0, and $20.7, respectively.

See accompanying notes to consolidated financial statements.

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                    COMMON       COMMON      CAPITAL
                                    SHARES        STOCK     IN EXCESS
                                 (100,000,000   $1.00 PAR    OF PAR     RETAINED
                                 AUTHORIZED)      VALUE       VALUE     EARNINGS
                                 ------------   ---------   ---------   --------
                                  (IN MILLIONS EXCEPT SHARE AND PER SHARE DATA)
Balance at March 31, 1999......   43,705,636      $43.7      $292.6      $722.9
  Net income...................           --         --          --       165.5
  Currency translation
    adjustments................           --         --          --          --
  Comprehensive income.........
  Cash dividends ($0.72 per
    share).....................           --         --          --       (27.8)
  Stock repurchases............           --         --          --          --
  Other........................       90,715        0.1         2.5          --
                                  ----------      -----      ------      ------
Balance at March 31, 2000......   43,796,351       43.8       295.1       860.6
  Net loss.....................           --         --          --       (74.4)
  Currency translation
    adjustments................           --         --          --          --
  Comprehensive loss...........
  Cash dividends ($0.72 per
    share).....................           --         --          --       (26.8)
  Stock repurchases............           --         --          --          --
  Other........................           --         --        (3.3)         --
                                  ----------      -----      ------      ------
Balance at March 31, 2001......   43,796,351       43.8       291.8       759.4
  Net loss.....................           --         --          --       (34.7)
  Currency translation
    adjustments................           --         --          --          --
  Unrealized loss on derivative
    financial instruments......           --         --          --          --
  Comprehensive loss...........
  Cash dividends ($0.54 per
    share).....................           --         --          --       (21.3)
  Stock issued for mergers and
    acquisitions...............    7,150,000        7.2       175.8          --
  Other........................           --         --        (2.9)         --
                                  ----------      -----      ------      ------
Balance at December 31, 2001...   50,946,351      $51.0      $464.7      $703.4
                                  ==========      =====      ======      ======

                                  ACCUMULATED
                                     OTHER                    TREASURY       TOTAL
                                 COMPREHENSIVE    TREASURY    STOCK AT   STOCKHOLDERS'
                                     LOSS          SHARES       COST        EQUITY
                                 -------------   ----------   --------   -------------
                                     (IN MILLIONS EXCEPT SHARE AND PER SHARE DATA)
Balance at March 31, 1999......     $(20.6)      (2,363,932)  $ (79.5)     $  959.1
  Net income...................         --               --        --         165.5
  Currency translation
    adjustments................        0.8               --        --           0.8
                                                                           --------
  Comprehensive income.........                                               166.3
  Cash dividends ($0.72 per
    share).....................         --               --        --         (27.8)
  Stock repurchases............         --       (2,941,839)    (84.9)        (84.9)
  Other........................         --         (149,972)     (0.2)          2.4
                                    ------       ----------   -------      --------
Balance at March 31, 2000......      (19.8)      (5,455,743)   (164.6)      1,015.1
  Net loss.....................         --               --        --         (74.4)
  Currency translation
    adjustments................       (1.3)              --        --          (1.3)
                                                                           --------
  Comprehensive loss...........                                               (75.7)
  Cash dividends ($0.72 per
    share).....................         --               --        --         (26.8)
  Stock repurchases............         --       (1,618,900)    (34.6)        (34.6)
  Other........................         --          121,257       4.3           1.0
                                    ------       ----------   -------      --------
Balance at March 31, 2001......      (21.1)      (6,953,386)   (194.9)        879.0
  Net loss.....................         --               --        --         (34.7)
  Currency translation
    adjustments................       (0.4)              --        --          (0.4)
  Unrealized loss on derivative
    financial instruments......       (4.5)              --        --          (4.5)
                                                                           --------
  Comprehensive loss...........                                               (39.6)
  Cash dividends ($0.54 per
    share).....................         --               --        --         (21.3)
  Stock issued for mergers and
    acquisitions...............         --           34,000       1.3         184.3
  Other........................         --          310,864       9.9           7.0
                                    ------       ----------   -------      --------
Balance at December 31, 2001...     $(26.0)      (6,608,522)  $(183.7)     $1,009.4
                                    ======       ==========   =======      ========

See accompanying notes to consolidated financial statements.

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The financial statements of Trinity Industries, Inc. and its consolidated subsidiaries ("Trinity" or the "Company") include the accounts of all majority owned subsidiaries. The equity method of accounting is used for companies in which the Company has significant influence and less than 50% ownership. All significant intercompany accounts and transactions have been eliminated.

CHANGE IN YEAR END

     In September 2001 the Company changed its year end from March 31 to December 31. Unless stated otherwise, all references to "fiscal year 2000" shall mean the full fiscal year ended March 31, 2000 and "fiscal year 2001" shall mean the full fiscal year ended March 31, 2001.

REVENUE RECOGNITION

     The Company generally recognizes revenue when products are shipped or services are provided. Revenues for contracts providing for a large number of units and few deliveries are recorded as the individual units are produced, inspected and accepted by the customer. Revenue from rentals and operating leases are recorded monthly as the fees accrue.

INCOME TAXES

     The liability method is used to account for income taxes. Deferred income taxes are provided for the temporary effects of differences in the recognition of revenues and expenses for financial statement and income tax reporting purposes. Valuation allowances reduce deferred tax assets to an amount that will more likely than not be realized.

NET INCOME (LOSS) PER SHARE

     For fiscal year 2000 diluted net income per common share is based on the weighted average shares outstanding plus the assumed exercise of dilutive stock options less the number of treasury shares assumed to be purchased from the proceeds using the average market price of Trinity's common stock. Basic net income per common share is based on the weighted average number of common shares outstanding for the period. The numerator for both basic net income (loss) per common share and diluted net income per common share is net income (loss). The difference between the denominator in the basic calculation and the denominator in the diluted calculation is attributable to the effect of employee stock options. Diluted loss per common share for the nine months ended December 31, 2001 and for fiscal 2001 is based only on the weighted average number of common shares outstanding during the period, as the inclusion of stock options would have been antidilutive. The amounts of antidilutive options for the nine months ended December 31, 2001 and 2000 and for fiscal years 2001 and 2000 were 173,422, 66,739, 58,019 and 222,745, respectively.

FINANCIAL INSTRUMENTS

     The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Financial instruments which potentially subject the Company to concentration of credit risk are primarily cash investments and receivables. The Company places its cash investments in investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer. Concentrations of credit risk with respect to receivables are limited due to control procedures to monitor the credit worthiness of customers, the large number of customers in the Company's customer base, and their dispersion across different industries and geographic areas. The Company maintains an allowance for losses based upon the expected collectibility of all receivables.

     Effective April 1, 2001, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities. In accordance with SFAS 133, the Company formally documents all hedging instruments and assesses on an ongoing basis whether hedging transactions are highly effective. It is the Company's policy not to speculate in hedging activities. All hedging instruments outstanding at December 31, 2001 have been designated as cash flow hedges and are considered highly effective. The adoption of SFAS 133 did not have a material impact on the Company's financial statements.

     Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. During the nine months ended December 31, 2001, the Company entered into eight interest rate swap agreements with a total notional amount of $225.0 million which expire in 2002 and 2003. The Company pays an average fixed rate of 4.30% and receives a floating rate based on the three-month LIBOR rates. As of December 31, 2001, the fair value of these swaps was recorded as a liability on the Company's books of $4.5 million with the offset to other comprehensive income.

     Foreign operations give rise to risks from changes in foreign currency exchange rates. Forward exchange contracts with established financial institutions are utilized to hedge a portion of such risk. Realized and unrealized gains and losses are deferred and recognized in earnings concurrent with the hedged transaction. Although forward exchange contracts are entered into to mitigate the impact of currency fluctuations, certain exposure remains that may affect operating results. As of December 31, 2001, the fair value of the forward exchange contracts is not material.

INVENTORIES

     Inventories are valued at the lower of cost or market, with cost determined principally on the specific identification method. Market is replacement cost or net realizable value.

PROPERTY, PLANT AND EQUIPMENT

     Depreciation and amortization are generally computed by the straight-line method over the estimated useful lives of the assets, generally 2 to 30 years. The costs of ordinary maintenance and repair are charged to expense while renewals and major replacements are capitalized.

     The Company recognizes an impairment on its long-lived assets if the sum of the expected future cash flows generated by an asset or group of assets is less than the carrying amount of the respective asset(s). The Company measures an impairment loss of its assets to be disposed of by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

INSURANCE

     The Company's insurance for workers' compensation is effectively self-insured. A third party administrator is used to process claims. The Company accrues the workers' compensation liability based upon on independent actuarial study.

WARRANTIES

     The Company provides for the estimated cost of product warranties at the time revenue is recognized.

FOREIGN CURRENCY TRANSLATION

     Operations outside the United States prepare financial statements in currencies other than the United States Dollar; the income statement amounts are translated at average exchange rates for the year, while the assets and liabilities are translated at year-end exchange rates. Translation adjustments are accumulated as a separate component of stockholders' equity and comprehensive income.

COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and the effective unrealized portions of changes in fair value of the Company's derivative financial instruments.

STOCK-BASED COMPENSATION

     Compensation expense for stock-based employee compensation is measured using the method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. If material, pro forma disclosures of net earnings (loss) and earnings (loss) per common share will be made as if the method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for stock Based Compensation, had been applied in measuring compensation expense.

MANAGEMENT ESTIMATES

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

RECLASSIFICATIONS

     Certain reclassifications have been made to prior year statements to conform to the current period presentation primarily related to segment information.

PROSPECTIVE ACCOUNTING CHANGES

     In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses accounting and reporting of long-lived assets, except goodwill, that are held and used or disposed of through sale or other means. The Company, while currently evaluating the impact of this statement on the consolidated financial statements, does not believe it will have a significant impact.

NOTE 2. SEGMENT INFORMATION

     As of December 31, 2001, the Company modified its segment reporting to align the reportable segments with current management responsibilities and internal reporting.

     The new reporting format includes the following business segments: (1) the Trinity Rail group, which manufactures and sells railcars and component parts;
(2) the Construction Products group which manufactures and sells highway guardrail and safety products, concrete and aggregate, girders and beams used in the construction of highway and railway bridges and weld fittings used in pressure piping systems; (3) the Inland Barge group which manufactures and sells barges and related products for inland waterway services; (4) the Industrial Products group, which manufactures and sells container heads and pressure and non-pressure containers for the storage and transportation of liquefied gases and other liquid and dry products; and (5) the Trinity Railcar Leasing and Management Services group, which provides services such as fleet management and leasing. Finally, All Other includes the Company's captive insurance and transportation companies, structural towers, and other peripheral businesses.

     Sales from Trinity Rail group to Trinity Railcar Leasing and Management Services group are recorded in Trinity Rail group and eliminated in consolidation. Sales of railcars from the lease fleet are included in the Trinity Railcar Leasing and Management Services group segment. Sales among groups are recorded at prices comparable to external customers.

     The financial information for these segments is shown in the tables below. The Company operates principally in the continental United States, Mexico, Romania, the United Kingdom, the Czech Republic, Brazil, Switzerland and Slovakia. Intersegmental sales are at market prices.

NINE MONTHS ENDED DECEMBER 31, 2001

                                         REVENUES                OPERATING
                            ----------------------------------    PROFIT                DEPRECIATION &     CAPITAL
                            OUTSIDE    INTERSEGMENT    TOTAL      (LOSS)      ASSETS     AMORTIZATION    EXPENDITURES
                            --------   ------------   --------   ---------   --------   --------------   ------------
                                                                  (IN MILLIONS)
Rail Group................  $  521.3     $ 142.8      $  664.1    $(65.8)    $  868.7       $21.3           $ 22.9
Construction Products
  Group...................     427.2         5.0         432.2      45.6        250.0        18.7             11.9
Inland Barge Group........     148.2          --         148.2       9.8         86.6         2.7              1.8
Industrial Products
  Group...................     106.7         2.3         109.0       3.9        104.6         4.7              5.3
Railcar Leasing and
  Management Services
  Group...................      94.0          --          94.0      30.2        482.8        11.4             87.6
All Other.................      50.4        28.1          78.5     (21.1)        52.5         3.9              2.3
Eliminations & Corporate
  Items...................        --      (178.2)       (178.2)    (19.0)       106.8         3.5              1.5
                            --------     -------      --------    ------     --------       -----           ------
Consolidated Total........  $1,347.8     $    --      $1,347.8    $(16.4)    $1,952.0       $66.2           $133.3
                            ========     =======      ========    ======     ========       =====           ======

YEAR ENDED MARCH 31, 2001

                                         REVENUES                OPERATING
                            ----------------------------------    PROFIT                DEPRECIATION &     CAPITAL
                            OUTSIDE    INTERSEGMENT    TOTAL      (LOSS)      ASSETS     AMORTIZATION    EXPENDITURES
                            --------   ------------   --------   ---------   --------   --------------   ------------
                                                                  (IN MILLIONS)
Rail Group................  $  818.0     $ 281.7      $1,099.7    $(35.2)    $  596.7       $24.4           $ 35.2
Construction Products
  Group...................     549.0        11.1         560.1      29.1        282.4        27.5             28.0
Inland Barge Group........     202.9         0.1         203.0      11.7         77.2         4.3              1.7
Industrial Products
  Group...................     160.3         9.8         170.1       5.4        155.6         5.2             12.4
Railcar Leasing and
  Management Services
  Group...................     128.7          --         128.7      42.0        553.1        14.0            259.8
All Other.................      45.4        45.8          91.2     (59.1)        63.2         7.0             10.7
Eliminations & Corporate
  Items...................        --      (348.5)       (348.5)    (60.0)        97.7         6.7              2.4
                            --------     -------      --------    ------     --------       -----           ------
Consolidated Total........  $1,904.3     $    --      $1,904.3    $(66.1)    $1,825.9       $89.1           $350.2
                            ========     =======      ========    ======     ========       =====           ======

YEAR ENDED MARCH 31, 2000

                                         REVENUES                OPERATING
                            ----------------------------------    PROFIT                DEPRECIATION &     CAPITAL
                            OUTSIDE    INTERSEGMENT    TOTAL      (LOSS)      ASSETS     AMORTIZATION    EXPENDITURES
                            --------   ------------   --------   ---------   --------   --------------   ------------
                                                                  (IN MILLIONS)
Rail Group................  $1,632.0     $  66.3      $1,698.3    $174.6     $  739.5       $23.9           $ 38.1
Construction Products
  Group...................     581.4        10.1         591.5      62.1        314.7        25.9             27.8
Inland Barge Group........     210.1          --         210.1      25.7         63.6         5.2              1.5
Industrial Products
  Group...................     179.2         8.1         187.3      13.0        120.1         4.1             11.4
Railcar Leasing and
  Management Services
  Group...................     131.5          --         131.5      51.3        359.2         9.2             64.2
All Other.................       6.4        54.4          60.8      (8.2)        53.5         6.0              7.8
Eliminations & Corporate
  Items...................        --      (138.9)       (138.9)    (39.5)        87.9         6.0             16.4
                            --------     -------      --------    ------     --------       -----           ------
Consolidated Total........  $2,740.6     $    --      $2,740.6    $279.0     $1,738.5       $80.3           $167.2
                            ========     =======      ========    ======     ========       =====           ======

     Total revenues from external customers attributed to foreign operations for the nine months ended December 31, 2001 and for fiscal years 2001 and 2000 are $102.2 million, $99.5 million, and $71.9 million, respectively. The Rail Group includes revenues from one customer that accounted for 12.6 percent of consolidated revenues in fiscal 2000. Long-lived assets located outside the United States for the nine months ended December 31, 2001 and for fiscal 2001 and 2000 are $159.4 million, $179.2 million, an $136.6 million, respectively.

     Corporate assets are composed of cash and equivalents, notes receivable, land held for investment, certain property, plant and equipment, and other assets. Capital expenditures do not include business acquisitions.

NOTE 3. UNUSUAL CHARGES

     In December 2001, the Company recorded special pretax charges of $66.4 million ($50.4 million after tax), or $1.30 per share, related primarily to restructuring the Company's Rail Group in connection with the Thrall merger in North America and in Europe and other matters.

COSTS INCLUDED IN THE CHARGES ARE SUMMARIZED AS FOLLOWS:

                                                               TOTAL       RESERVES AT
                                                              CHARGES   DECEMBER 31, 2001
                                                              -------   -----------------
                                                                     (IN MILLIONS)
Property, plant & equipment -- write-downs to net realizable
  value and related plant closing costs.....................   $46.5          $ 9.9
Severance costs -- approximately 2,100 employees............     3.8            3.8
                                                               -----          -----
     Railcar restructuring charges..........................    50.3           13.7
Asset write-downs and exit costs related to wholly owned
  businesses................................................    15.5            0.2
Non railcar severance -- 11 employees.......................     0.6            0.6
                                                               -----          -----
     Total charges..........................................   $66.4          $14.5
                                                               =====          =====

The reserves at December 31, 2001 represent future cash requirements.

Classification of the charges by segment and income statement line items are shown below:

                                                                      CONSTRUCTION    ALL
                                                            RAILCAR     PRODUCTS     OTHER   TOTAL
                                                            -------   ------------   -----   -----
                                                                        (IN MILLIONS)
Cost of revenues..........................................   $46.1        $0.8       $ 9.9   $56.8
Selling, engineering & administrative.....................     4.2         0.1         3.2     7.5
                                                             -----        ----       -----   -----
Charged to operating profit...............................    50.3         0.9        13.1    64.3
Other (income) expense....................................      --          --          --     2.1
                                                             -----        ----       -----   -----
  Total charges...........................................   $50.3        $0.9       $13.1   $66.4
                                                             =====        ====       =====   =====

     In fiscal year 2001, the Company recorded pretax charges of $173.3 million ($110.9 million after tax), or $2.96 per share, related primarily to restructuring the Company's railcar operations, exiting the flange and valve businesses, writing down certain inventory, curtailing international barge operations, environmental liabilities associated with previously closed facilities, litigation reserve for an adverse jury verdict, write-down of certain equity investments and acquired assets, including a 20% investment in a Russian transportation company obtained with the acquisition of Transcisco Industries in the fall of 1996, and other charges.

Costs included in the fiscal year 2001 charges are summarized as follows:

                                         RESERVES                                             RESERVES
                                TOTAL    MARCH 31,   ADDITIONAL                             DECEMBER 31,
                               CHARGES     2001       CHARGES     PAYMENTS   WRITE-OFFS         2001
                               -------   ---------   ----------   --------   ----------     ------------
                                                    (IN MILLIONS)
Property, plant & equipment
  -- write-downs to net
  realizable value to be
  disposed of and related
  shut-down costs and other
  asset write-downs..........  $ 81.7      $24.1        $2.2       $ (2.1)     $(15.2)         $ 9.0
Inventory write-down.........    14.2        0.4         0.5           --        (0.9)            --
Environmental liabilities....    11.8       11.8         0.1         (0.8)         --           11.1
Severance costs..............     7.8        2.6          --         (0.7)       (0.8)(1)        1.1
Adverse jury verdict.........    14.8       14.8          --           --          --           14.8
Equity investment
  write-downs:
  Russian transportation
     company.................    17.0         --          --           --          --             --
  Other equity investments...    20.5         --          --           --          --             --
                               ------      -----        ----       ------      ------          -----
     Total equity investment
       write-downs...........    37.5         --          --           --          --             --
Other........................     5.5        3.7          --         (0.9)       (0.2)           2.6
                               ------      -----        ----       ------      ------          -----
                               $173.3      $57.4        $2.8       $ (4.5)     $(17.1)         $38.6
                               ======      =====        ====       ======      ======          =====

---------------

(1) Reversal

Classification of the charges by segment are shown below:

                                                                                      RAILCAR
                                                                                     LEASING &
                                                CONSTRUCTION   INLAND   INDUSTRIAL   MANAGEMENT   CORPORATE
                                      RAILCAR     PRODUCTS     BARGE     PRODUCTS     SERVICES     & OTHER    TOTAL
                                      -------   ------------   ------   ----------   ----------   ---------   ------
                                                                      (IN MILLIONS)
Cost of revenues....................   $73.7       $13.7        $4.4       $0.7          $--        $32.8     $125.3
Selling, engineering
  & administrative..................     6.7          --          --         --          --           8.9       15.6
                                       -----       -----        ----       ----          --         -----     ------
Charged to operating profit.........    80.4        13.7         4.4        0.7          --          41.7      140.9
Other (income) expense..............      --          --          --         --          --            --       32.4
                                       -----       -----        ----       ----          --         -----     ------
  Total charges.....................   $80.4       $13.7        $4.4       $0.7          $--        $41.7     $173.3
                                       =====       =====        ====       ====          ==         =====     ======

     The Company estimated the fair market value of properties no longer in use or held for sale based on the location and condition of the properties, the fair market value of similar properties in the area, and the experience of the Company in the selling of similar properties in the past.

NOTE 4.  ACQUISITIONS AND DIVESTITURES

     On October 26, 2001, Trinity completed a merger transaction with privately owned Thrall Car Manufacturing Company (Thrall). The results of Thrall's operations have been included in the consolidated financial statements since that date. Thrall is a leading railcar manufacturer, with operations in both the United States and Europe. This merger combines Trinity's strength in the tank car segment, Thrall's strength in auto rack manufacturing, and the Company's research and development expertise across the entire spectrum of railcars. Trinity expects to reduce costs through improvements in supply chain performance, greater plant efficiency, the development of dedicated production lines, and more flexible production and delivery options. The aggregate purchase price was $372.5 million including $165.5 million of cash, a working capital adjustment per the merger agreement of $18.4 million, transaction fees of $5.2 million, and common stock valued at $183.4 million. In addition, Trinity under certain circumstances has agreed to make additional payments, not to exceed $45 million over five years, based on a formula related to annual railcars industry production levels.

The value of the 7.15 million common shares issued was determined based on the average market price of Trinity's common shares over the period including two days before and after the terms of the merger were agreed to and announced.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions).

                                         OCTOBER 26, 2001
                                         ----------------
Current assets.........................       $ 86.2
Property, plant, and equipment.........         37.8
Intangible assets -- patents...........          2.9
Goodwill...............................        336.6
                                              ------
  Total assets acquired................        463.5
Current liabilities....................         91.0
                                              ------
Net assets acquired....................       $372.5
                                              ======

     The $336.6 million of goodwill was assigned to the Rail group and that amount is expected to be deductible for tax purposes.

     The following unaudited pro forma consolidated results of operations are presented below as if the merger with Thrall had been made at the beginning of the periods presented. The pro forma consolidated results of operations include adjustments to give effect to interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the merger been made at the beginning of the periods presented or the future results of the combined operations.

                           NINE MONTHS ENDED   YEAR ENDED
                             DECEMBER 31,      MARCH 31,
                                 2001             2001
                           -----------------   ----------
Revenues.................      $1,544.1         $2,562.6
Net loss.................         (50.1)           (65.9)
Loss per share:
  Basic..................      $  (1.13)        $ ( 1.47)
  Diluted................      $  (1.13)        $ ( 1.47)

     Results for the nine months ended December 31, 2001 include after-tax charges of $50.4 million ($1.30 per share) related to restructuring the Rail Group in connection with the Thrall merger and the down cycle in the railcar industry and other matters. Results for the fiscal year ended March 31, 2001 included after-tax charges of $110.9 million ($2.96 per share) primarily related to the restructuring of Trinity's railcar operations, investment and asset write-downs, litigation reserves and other charges.

     On November 9, 2001, Trinity purchased 100% of the outstanding ownership interests of Transport Capital LLC, a privately held asset management and advisory services company serving the rail transportation industry owned by a group of individuals. The aggregate purchase price was $2.1 million including $1.3 million of cash and 34 thousand shares of common stock held in treasury valued at $0.8 million. Goodwill amounted to $1.8 million, and none of that amount is expected to be deductible for tax purposes. Goodwill was assigned to Railcar Leasing and Management Services group.

     The Company made certain acquisitions during fiscal years 2001 and 2000 accounted for by the purchase method. The aggregate purchase price for these acquisitions was $30.6 million and $87.4 million, respectively. Goodwill of $14.5 million and $9.3 million was recorded on the 2001 and 2000 acquisitions, respectively. The acquired operations have been included in the consolidated financial statements from the effective dates of the acquisitions. Proforma results would not have been materially different from actual results for any year presented.

     During fiscal year 2001, the Company made the decision to discontinue the operations of TEMCO, which produced concrete mixers, concrete batch plants and component parts for concrete related industries. Certain assets associated with this business were sold in March 2001.

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT

                                 DECEMBER 31,   MARCH 31,
                                     2001         2001
                                 ------------   ---------
                                      (IN MILLIONS)
Land...........................    $   51.5     $   51.9
Buildings and improvements.....       286.4        280.5
Machinery......................       539.5        538.4
Equipment on lease.............       536.4        627.9
Construction in progress.......        21.1         35.4
                                   --------     --------
                                   $1,434.9     $1,534.1
                                   ========     ========

     Equipment on lease consists primarily of railcars leased by third parties. The Company enters into lease contracts with third parties with terms generally ranging between one and fifteen years, wherein equipment manufactured by Trinity is leased for a specified type of service over the term of the contract. The Company enters primarily into operating leases. Future minimum rental revenues on leases in each fiscal year are (in millions):
2002 -- $44.5; 2003 -- $37.0; 2004 -- $33.7; 2005 -- $30.5; 2006 -- $21.9; and
$160.9 thereafter. Equipment on lease with a net book value of $343.7 million is pledged as collateral for long-term debt.

     The Company leases certain equipment under operating leases. Future minimum rent expense on these leases in each fiscal year are (in millions):
2002 -- $10.1; 2003 -- $9.6; 2004 -- $7.8; 2005 -- $6.6; 2006 -- $6.6; and $10.0
thereafter.

NOTE 6.  GOODWILL

     The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective April 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company has completed the impairment test required upon adoption of SFAS No. 142 and determined there is no impairment to its recorded goodwill balances. Goodwill by segment is as follows (in millions):

                                 DECEMBER 31,   MARCH 31,
                                     2001         2001
                                 ------------   ---------
Rail...........................     $416.5        $79.9
Construction Products..........        5.2          5.2
Industrial Products............        1.6          1.6
Railcar Leasing and Management
  Services.....................        1.8           --
                                    ------        -----
                                     425.1         86.7
Accumulated amortization.......       (9.4)        (9.4)
                                    ------        -----
                                    $415.7        $77.3
                                    ======        =====

     Had the Company been accounting for its goodwill under SFAS No. 142 for fiscal 2001 and 2000, the Company's net income (loss) and earning (loss) per share would have been as follows (in millions except per share amounts):

                                           YEARS ENDED
                                            MARCH 31,
                                         ---------------
                                          2001     2000
                                         ------   ------
Reported net income (loss).............  $(74.4)  $165.5
Add back goodwill amortization, net of
  tax..................................     2.5      1.8
                                         ------   ------
Adjusted net income (loss).............  $(71.9)  $167.3
                                         ======   ======
Basic earnings (loss) per share:
Reported net income (loss).............  $(1.98)  $ 4.17
Goodwill amortization, net of tax......     .07      .05
                                         ------   ------
Adjusted net income (loss).............  $(1.91)  $ 4.22
                                         ======   ======
Diluted earnings (loss) per share:
Reported net income (loss).............  $(1.98)  $ 4.15
Goodwill amortization, net of tax......     .07      .05
                                         ------   ------
Adjusted net income (loss).............  $(1.91)  $ 4.20
                                         ======   ======

NOTE 7.  DEPOSIT AGREEMENT

     The Company entered into a deposit agreement with Altos Hornos de Mexico, SA de C.V. ("AHMSA") which provides for funds to be deposited with AHMSA which are then used along with other funds from the Company to purchase steel from AHMSA. As of December 31, 2001, total funds on deposit including interest due amounted to approximately $45.8 million. Since May 1999 AHMSA has been operating under a judicial declaration of suspension of payments, which under applicable Mexican law, allows companies in Mexico to (1) seek a debt restructuring agreement with their creditors in an orderly fashion; (2) continue their operations; and (3) avoid declaration of bankruptcy and liquidation of assets. Should AHMSA not be able to operate under the declaration of suspension of payments because of its financial condition, AHMSA's creditors have no access to the funds on deposit and all funds on deposit with AHMSA under Mexican law should be returned to the Company. Trinity recovered $10.4 million of this deposit through inventory purchases in the nine months ended December 31, 2001. The timing of future collections of the deposit balance will depend on the rate of steel purchases.

NOTE 8.  DEBT

                                 DECEMBER 31,   MARCH 31,
                                     2001         2001
                                 ------------   ---------
                                      (IN MILLIONS)
Notes payable..................     $   --       $ 33.8
                                    ======       ======
Revolving bank facility........     $288.0       $460.0
6.0-9.25 percent industrial
  development revenue bonds
  payable in varying amounts
  through 2005.................        1.0          1.3
3.0-8.0 percent promissory
  notes, generally payable
  annually through 2015........        4.0          4.2
6.96-9.44 percent equipment
  trust certificates to
  institutional investors
  generally payable in
  semi-annual installments of
  varying amounts through
  2003.........................       10.5         34.3
7.755 percent equipment trust
  certificates to institutional
  investors generally payable
  in semi-annual installments
  of varying amounts through
  2009.........................      170.0           --
11.3 percent notes payable
  monthly through 2003.........        2.8          4.2
                                    ------       ------
                                    $476.3       $504.0
                                    ======       ======

     During the nine months ended December 31, 2001, the Company completed a committed revolving bank facility for $450 million. Amounts borrowed under the facility bear interest at LIBOR plus 0.95% or other alternative rates at the Company's option (3.09% at December 31, 2001) and can be converted to a one-year term in June 2002. The agreement requires maintenance of ratios related to interest coverage, leverage, and minimum net worth and restricts the amount of dividend payments. Accounts receivable and inventory are pledged as collateral for this facility. At December 31, 2001, $95.4 million was available under the facility. Proceeds from the facility were used to repay outstanding short-term debt as of March 31, 2001. Such amounts have been classified as long-term in the consolidated financial statements as of December 31, 2001 and March 31, 2001. Debt covenant ratios related to interest coverage and leverage could be exceeded in fiscal 2002. Based on discussions with its lead banks, the Company expects to renegotiate or replace existing debt agreements including changes to debt covenants and, if necessary, to take other actions designed to prevent exceeding debt covenant limitations.

     On February 15, 2002, Trinity Industries Leasing Company ("TILC") sold $170,000,000 of 2002-1 Pass Through Certificates with interest at 7.755%, commencing on August 15, 2002 and due semiannually thereafter. Equipment notes issued by TILC for the benefit of the holders of the Pass Through Certificate are collateralized by interest in certain railcars owned by TILC and the leases pursuant to which such railcars are leased to customers. The equipment notes, including the obligations to make payments of principal and interest thereon are direct obligations of TILC and are fully and unconditionally guaranteed by Trinity Industries, Inc. as guarantor.

     The proceeds of $170 million from the issuance of the equipment notes were used to repay outstanding indebtedness of Trinity as of December 31, 2001 and therefore such amounts are shown as long-term debt in the accompanying consolidated financial statements.

     The fair value of non-traded, fixed-rate outstanding debt, estimated using discounted cash flow analysis, approximates its carrying value. Principal payments due during the next five years are 2002 -- $11.5; 2003 -- $290.7; 2004 -- $0.3; 2005 -- $40.2; 2006 -- $10.3; and $123.3 thereafter. As of December 31,
2001, the Company had $81.2 million in outstanding letters of credit.

NOTE 9.  SALE/LEASEBACK FINANCING

     During the nine months ended December 31, 2001, the Company completed an off balance sheet financing arrangement for $199.0 million in railcars. Trinity sold the railcars to an independent trust. The trust financed the purchase of the railcars with $151.3 million in debt and $47.7 million in equity provided by large independent financial institutions. The equity investor in the trust has the risk of ownership of the assets in the trust except for the $6.5 million of cash collateral discussed herein. Trinity has made no guarantees with respect to amounts at risk. An independent trustee for the trust has the authority for the appointment of the railcar fleet manager. The debt is repayable by the trust over 19 years.

     Trinity, through a newly formed, wholly owned, qualified subsidiary, leased the cars from the trust and subleased the railcars to independent third party customers. Future operating lease obligations of the Company's subsidiary under the lease agreement are as follows (in millions): 2002 -- $17.0; 2003 -- $16.8; 2004 -- $17.1; 2005 -- $16.3; 2006 -- $15.8; and $225.5 thereafter. Future minimum rental revenues from subleased railcars as of December 31, 2001 are as follows (in millions);

2002 -- $19.5; 2003 -- $18.2; 2004 -- $16.8; 2005 -- $14.1; 2006 -- $12.8 and
$76.9 thereafter.

     Under the terms of the operating lease agreement, Trinity has the option to purchase the railcars from the trust at the end of sixteen years at a predetermined, fixed price. Trinity also has an option to purchase the railcars at the end of the lease agreement at the then fair market value of the railcars. At the expiration of the operating lease agreement, Trinity has no further obligation or ownership interest in the assets of the trust.

     Included in the Company's accompanying consolidated balance sheet are cash and railcars totaling $28.4 million which are pledged as collateral for the duration of the lease obligations to the trust and an additional $6.5 million of cash which is pledged as collateral for the equity investor's investment. Trinity, under the terms of a servicing and remarketing agreement, will endeavor, consistent with customary commercial practice as would be used by a prudent person, to maintain railcars under lease for the benefit of the trust. Trinity also receives management fees under the terms of the agreement. Certain ratios must be maintained in order for excess cash flow, as defined, from the leases to third parties, to be available to Trinity.
     The sale of the railcars by Trinity to the trust was accounted for as a sale/leaseback transaction. No revenue or profit was recorded at the time of the transaction and all profit was deferred and is being amortized over the term of the operating lease. Neither the assets of the trust, amounts due by the trust under the terms of debt to the financial institutions, or equity of the trust are reflected on the consolidated balance sheet of Trinity.
NOTE 10.  OTHER, NET

     Other (income) expense consists of the following items (in millions):

                             NINE MONTHS     YEAR ENDED
                                ENDED         MARCH 31,
                             DECEMBER 31,   -------------
                                 2001       2001    2000
                             ------------   -----   -----
Gain on sale of property,
  plant and equipment......     $(1.0)      $(8.8)  $(2.3)
Foreign exchange
  transactions.............       1.5        (0.6)    0.6
Investment write-downs.....       1.9        36.2      --
Loss on equity
  investments..............       1.8         2.4      --
Other......................       0.7        (1.0)   (0.6)
                                -----       -----   -----
  Other, net...............     $ 4.9       $28.2   $(2.3)
                                =====       =====   =====

NOTE 11.  INCOME TAXES

     The components of the provision (benefit) for income taxes are:

                            NINE MONTHS      YEAR ENDED
                               ENDED         MARCH 31,
                            DECEMBER 31,   --------------
                                2001        2001    2000
                            ------------   ------   -----
Current:
  Federal.................     $ 4.6       $  2.5   $78.5
  State...................      (0.5)         1.1     5.2
  Foreign.................      (0.8)         0.2     0.7
                               -----       ------   -----
                                 3.3          3.8    84.4
Deferred..................      (9.1)       (45.7)   13.0
                               -----       ------   -----
Provision (benefit).......     $(5.8)      $(41.9)  $97.4
                               =====       ======   =====

     Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax liabilities and assets are:

                                 DECEMBER 31,   MARCH 31,
                                     2001         2001
                                 ------------   ---------
Deferred tax liabilities:
  Depreciation.................     $99.3         $97.4
  Deductions related to
    inventory of foreign
    operations.................      15.7            --
  Other foreign deferred
    liabilities................       2.6          11.4
                                    -----         -----
                                    117.6         108.8
                                    -----         -----
Deferred tax assets:
  Pensions and other
    benefits...................      42.9          43.1
  Accounts receivable,
    inventory, and other asset
    valuation accounts.........      62.4          48.0
  Foreign net operating loss
    carryforwards..............       8.2           6.3
  Other foreign deferred
    assets.....................       8.4            --
  Other........................       0.8           4.3
                                    -----         -----
  Total deferred tax assets....     122.7         101.7
  Valuation allowance..........      (3.1)           --
                                    -----         -----
  Deferred tax assets net of
    valuation allowance........     119.6         101.7
                                    -----         -----
Net deferred tax (assets)
  liabilities..................     $(2.0)        $ 7.1
                                    =====         =====

     The Company has established a valuation allowance for net foreign operating loss carry forwards due to uncertainty regarding the realizability of these foreign losses. These net operating losses expire between 2006 and 2010.

     The provision (benefit) for income taxes results in effective tax rates different from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and the Company's effective income tax rate:

                               NINE MONTHS    YEAR ENDED
                                  ENDED        MARCH 31,
                               DECEMBER 31,   -----------
                                   2001       2001   2000
                               ------------   ----   ----
Statutory rate...............      35.0%      35.0%  35.0%
State taxes..................       0.8        1.4    1.3
Valuation allowance..........      (7.6)        --     --
Foreign rate differential....      (5.0)        --     --
Unutilized prior year tax
  credits....................      (3.3)        --     --
Other (net)..................      (5.6)      (0.4)   0.8
                                   ----       ----   ----
Effective tax rate...........      14.3%      36.0%  37.1%
                                   ====       ====   ====

     For the nine months ended December 31, 2001 and in fiscal 2001 and 2000, income taxes of ($3.9), $11.7, and $85.2, respectively, were paid net of refunds received. Income (loss) before income taxes for the nine months ended December 31, 2001 and for fiscal 2001 and 2000, was ($23.4), ($124.8) and $252.9, respectively, for U.S. operations, and ($17.1), $8.5 and $10.0, respectively, for foreign operations. The Company has not has provided U.S. deferred income taxes on the undistributed earnings of its foreign subsidiaries based on the determination that such earnings will be indefinitely reinvested. Undistributed earnings of the Company's foreign subsidiaries were $19.7 as of December 31, 2001.

NOTE 12. EMPLOYEE RETIREMENT PLANS

     The Company sponsors defined benefit pension and defined contribution profit sharing plans which provide income and death benefits for eligible employees.

                            NINE MONTHS       YEAR ENDED
                               ENDED           MARCH 31
                           DECEMBER 31,    -----------------
                               2001         2001      2000
                           -------------   -------   -------
                           (IN MILLIONS EXCEPT PERCENT DATA)
ACTUARIAL ASSUMPTIONS
Obligation discount
  rate...................      7.50%        7.75%     8.25%
Compensation increase
  rate...................      4.75%        4.75%     4.75%
Long-term rate of return
  on plan assets.........         9%           9%        9%
EXPENSE COMPONENTS
Service cost.............     $  8.2       $ 10.1    $ 13.5
Interest.................       10.7         13.3      12.9
Expected return on
  assets.................      (11.4)       (15.5)    (14.3)
Amortization and
  deferral...............        0.1         (0.7)     (0.1)
Profit sharing...........        3.3          5.5       4.2
                              ------       ------    ------
Net expense..............     $ 10.9       $ 12.7    $ 16.2
                              ======       ======    ======
BENEFIT OBLIGATIONS
Beginning of year........     $188.6       $164.0    $163.2
Service cost.............        8.2         10.1      13.5
Interest.................       10.7         13.3      12.9
Benefits paid............       (6.2)        (5.4)     (5.0)
Actuarial (gain) loss....       (6.0)         6.6     (20.6)
                              ------       ------    ------
End of year..............     $195.3       $188.6    $164.0
                              ======       ======    ======
Under funded plans.......     $182.2       $179.6    $  6.1
                              ======       ======    ======
Over funded plans........     $ 13.1       $  9.0    $157.9
                              ======       ======    ======
PLANS' ASSETS
Beginning of year........     $168.8       $169.1    $160.0
Actual return on
  assets.................        6.3         (8.8)     11.4
Employer contributions...        7.5         13.9       2.7
Benefits paid............       (6.2)        (5.4)     (5.0)
                              ------       ------    ------
End of year..............     $176.4       $168.8    $169.1
                              ======       ======    ======
Under funded plans.......     $159.3       $158.5    $   --
                              ======       ======    ======
Over funded plans........     $ 17.1       $ 10.3    $169.1
                              ======       ======    ======
CONSOLIDATED BALANCE
  SHEET COMPONENTS
Funded status............     $ 19.0       $ 19.9    $ (5.1)
Unamortized transition
  obligation.............        0.9          1.1       1.4
Unrecognized prior
  service cost...........       (0.8)        (0.9)     (1.1)
Unrecognized gain
  (loss).................      (16.5)       (17.6)     14.4
                              ------       ------    ------
Net obligation...........     $  2.6       $  2.5    $  9.6
                              ======       ======    ======
Accrued..................     $ 12.4       $ 10.0    $ 14.5
Prepaid..................        9.8          7.5       4.9
                              ------       ------    ------
Net accrued..............     $  2.6       $  2.5    $  9.6
                              ======       ======    ======

NOTE 13.  STOCK OPTION PLAN

     The Company's 1998 Stock Option and Incentive Plan provides for awarding 3,800,000 shares of common stock plus shares covered by forfeited, expired and canceled options granted under prior plans with a maximum of 1,000,000 shares being available for issuance as restricted stock or in satisfaction of performance or other awards. At December 31, 2001, a total of 1,595,503 shares were available for issuance. The plan provides for the granting of: nonqualified and incentive stock options having maximum ten-year terms to purchase common stock at its market value on the award date; stock appreciation rights based on common stock fair market values with settlement in common stock or cash; restricted stock; and performance awards with settlement in common stock or cash on achievement of specific business objectives. Under previous plans, nonqualified and incentive stock options and restricted shares were granted at their fair market values. One grant provided for granting reload options for the remaining term of the original grant at the common stock market value on the date shares already owned by the optionee are surrendered in payment of the option exercise.

     In connection with the Thrall acquisition, certain employees were granted a total of 160,000 options to purchase common stock at its market price on the date of the grant. These stock options, which were approved by the Board of Directors of the Company, were not granted under the Company's Stock Option and Incentive Plan.

                                                       NINE MONTHS ENDED
                                                          DECEMBER 31,                   YEAR ENDED MARCH 31
                                                      --------------------   -------------------------------------------
                                                              2001                   2001                   2000
                                                      --------------------   --------------------   --------------------
                                                                  WEIGHTED               WEIGHTED               WEIGHTED
                                                                  AVERAGE                AVERAGE                AVERAGE
                                                                  EXERCISE               EXERCISE               EXERCISE
                                                       SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                                      ---------   --------   ---------   --------   ---------   --------
Outstanding beginning of year.......................  3,065,920    $29.26    2,526,836    $30.33    2,059,983    $29.81
Granted.............................................  1,043,252     20.23      865,200     22.96      636,306     30.06
Exercised...........................................    (93,285)    21.85     (186,248)    13.25     (147,309)    21.02
Cancelled...........................................    (95,065)    26.49     (139,868)    30.87      (22,144)    36.32
                                                      ---------              ---------              ---------
Outstanding end of year.............................  3,920,822     27.10    3,065,920     29.26    2,526,836     30.33
                                                      =========    ======    =========    ======    =========    ======
Exercisable.........................................  2,265,996    $29.44    1,589,616    $30.79    1,319,168    $28.32
                                                      =========    ======    =========    ======    =========    ======

                                                                                  DECEMBER 31, 2001
                                                            --------------------------------------------------------------
                                                                      OUTSTANDING OPTIONS
                                                            ---------------------------------------
                                                                             WEIGHTED AVERAGE         EXERCISABLE OPTIONS
                                                                        ---------------------------   --------------------
                                                                           REMAINING                              WEIGHTED
                                                                        CONTRACTUAL LIFE   EXERCISE               AVERAGE
EXERCISE PRICE RANGE                                         SHARES         (YEARS)         PRICE      SHARES      PRICE
--------------------                                        ---------   ----------------   --------   ---------   --------
$15.94 - $21.25...........................................  1,004,246         7.45          $18.89      270,597    $18.72
 22.28 -  23.91...........................................    966,659         6.38           23.17      515,762     23.33
 24.67 -  24.67...........................................    160,000         9.82           24.67      160,000     24.67
 25.11 -  32.25...........................................  1,072,299         5.59           27.86      732,986     27.74
 33.00 -  53.81...........................................    717,618         5.79           43.29      586,651     43.19
                                                            ---------         ----          ------    ---------    ------
$15.94 - $53.81...........................................  3,920,822         6.47          $27.10    2,265,996    $29.44
                                                            =========         ====          ======    =========    ======

     The Company has elected to apply the accounting provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its interpretations and, accordingly, no compensation cost has been recorded for stock options. The effect of computing compensation cost in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," and the weighted average fair value of options granted during the nine months ended December 31, 2001 and fiscal year 2001 and 2000 using the Black-Scholes option pricing method are shown in the accompanying table.

                           NINE MONTHS      YEAR ENDED
                              ENDED          MARCH 31,
                           DECEMBER 31,   ---------------
                               2001        2001     2000
                           ------------   ------   ------
Estimated fair value per
  share of options
  granted................     $ 5.99      $ 7.56   $ 9.10
Pro forma:
  Net income (loss) (in
    millions)............     $(39.7)     $(78.7)  $162.7
  Per diluted share......     $(1.03)     $(2.10)  $ 4.06
Black-Scholes
  assumptions:
  Expected option life
    (years)..............        6.8         6.8      5.7
  Risk-free interest
    rate.................        4.8%        4.5%     6.1%
  Dividend yield.........        3.7%        3.1%     3.1%
  Common stock
    volatility...........      0.354       0.328    0.328

     The value of the restricted shares at the date of grant is amortized to expense ratably over the restriction period.

                        NINE MONTHS        YEAR ENDED
                           ENDED           MARCH 31,
                        DECEMBER 31,   ------------------
                            2001        2001       2000
                        ------------   -------   --------
Shares awarded........     284,100          --     50,000
Shares cancelled......      (6,000)    (14,000)        --
Share restriction
  removed.............     (10,000)         --         --
Outstanding...........     385,600     117,500    131,500
Grant date fair value
  per share...........    $  23.04          --   $  27.94

NOTE 14. STOCKHOLDERS' EQUITY

     The Company has adopted a Stockholder's Rights Plan to replace its existing plan which expired April 27, 1999. On March 11, 1999, the Board of Directors of the Company declared a dividend distribution of one right for each outstanding share of the Company's common stock, $1.00 par value, to stockholders of record at the close of business on April 27, 1999. Each right entitles the registered holder to purchase from the Company one one-hundredth (1/100) of a share of Series A Preferred Stock at a purchase price of $200.00 per one one-hundredth (1/100) of a share, subject to adjustment. The rights are not exercisable or detachable from the common stock until ten business days after a person or group acquires beneficial ownership of twelve percent or more of the Company's common stock or if a person or group commences a tender or exchange offer upon consummation of which that person or group would beneficially own twelve percent or more of the common stock. The Company will generally be entitled to redeem the rights at $0.01 per right at any time until the first public announcement that a twelve- percent position has been acquired. If any person or group becomes a beneficial owner of twelve percent or more of the Company's common stock, each right not owned by that person or related parties enables its holder to purchase, at the right's purchase price, shares of the Company's common stock having a calculated value of twice the purchase price of the right.

     In connection with the acquisition of Thrall, the Company adopted an amendment to the Rights Plan which generally permits the former stockholders of Thrall and its affiliates to beneficially own in excess of twelve percent of the Company's common stock without triggering the Plan as described above provided such persons hold the stock in compliance with a stockholders' agreement entered into in connection with the acquisition.

     The Company has authorized and unissued 1.5 million shares of no par value voting preferred stock.

NOTE 15. CONTINGENCIES

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

     The Company is involved in various proceedings relating to environmental matters. The Company has provided reserves amounting to $11.6 million to cover probable and estimable liabilities of the Company with respect to such investigations and cleanup activities, taking into account currently available information and the Company's contractual rights of indemnification. However, estimates of future response costs are necessarily imprecise. Accordingly, there can be no assurance that the Company will not become involved in future litigation or other proceedings or, if the Company were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to the Company.

     The Company is involved in various other claims and lawsuits incidental to its business. In the opinion of management, their claims and suits in the aggregate will not have a material adverse effect on the Company's consolidated financial statements.

NOTE 16. SUBSEQUENT EVENT

     On March 6, 2002, Trinity privately placed a total of 1.5 million unregistered shares of its common stock for net proceeds of $31.5 million. Trinity is obligated to register these shares.

NOTE 17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                              THREE MONTHS   THREE MONTHS    THREE MONTHS   NINE MONTHS
                                 ENDED           ENDED          ENDED          ENDED
                                JUNE 30,     SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,
                                  2001           2001            2001           2001
                              ------------   -------------   ------------   ------------
                                         (IN MILLIONS EXCEPT PER SHARE DATA)
Nine months ended December
  31, 2001:
Revenues....................     $467.6         $372.9          $507.3        $1,347.8
Operating profit
  (loss)(1).................     $ 22.6           18.8           (57.8)          (16.4)
Net income (loss)(1)........     $  9.6            7.9           (52.2)          (34.7)
Net income (loss) per common
  share(1):
     Basic..................     $ 0.26           0.21           (1.23)          (0.90)
     Diluted................     $ 0.26           0.21           (1.23)          (0.90)

                              THREE MONTHS   THREE MONTHS    THREE MONTHS   NINE MONTHS    THREE MONTHS
                                 ENDED           ENDED          ENDED          ENDED          ENDED
                                JUNE 30,     SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,    MARCH 31,
                                  2000           2000            2000           2000           2001
                              ------------   -------------   ------------   ------------   ------------
Year ended March 31, 2001:
  Revenues..................     $533.7         $550.7          $401.2        $1,485.6        $418.7
  Operating profit
     (loss)(2)..............     $ 37.5          (14.9)          (30.5)           (7.9)        (58.2)
  Net income (loss)(3)......     $ 20.9          (13.2)          (42.4)          (34.7)        (39.7)
  Net income (loss) per
     common share(3):
     Basic..................     $ 0.55          (0.35)          (1.14)          (0.92)        (1.08)
     Diluted................     $ 0.55          (0.35)          (1.14)          (0.92)        (1.08)

---------------

(1) See notes to consolidated financial statements for a discussion of unusual charges for the three months ended December 31, 2001.

(2) Unusual charges charged to operating profit (loss) and recorded in the Company's second, third, and fourth quarters of fiscal 2001 were $48.9 million, $36.2 million, and $55.8 million, respectively.

(3) After tax unusual charges recorded in the Company's second, third, and fourth quarters of fiscal 2001 were $33.2 million ($0.88 per share), $42.0 million ($1.13 per share), and $35.7 million ($0.97 per share), respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     Information regarding the directors of the Company is incorporated by reference to the information set forth under the caption "Nominees" in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 13, 2002. Information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference to the information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 13, 2002.

ITEM 11. EXECUTIVE COMPENSATION

     Information regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the captions "Compensation for Directors" and "Executive Compensation" in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 13, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 13, 2002, under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding certain relationships and related transactions with director nominees is incorporated by reference to the information set forth under the captions "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 13, 2002.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  Financial Statements.

     See Item 8.

     (b)  Financial Statement Schedules.

     For the nine months ended December 31, 2001 and the two years ended March 31, 2001 and 2000

     II -- Allowance for Doubtful Accounts

     (c)  Reports on Form 8-K

     Trinity filed a Current Report on Form 8-K dated October 29, 2001, amended by Form 8-K/A filed on December 28, 2001, reporting, under Item 2, the closing of the transactions pursuant to the agreement and plan of merger with Thrall Car Manufacturing Company. Pursuant to the Form 8-K/A:

          (i) under Item 7, financial statements were filed for Thrall Car Manufacturing Company as of December 31, 2000 and December 31, 1999, and pro forma financial statements were filed for the nine month period ended September 30, 2001 and for the nine month period ended September 30, 2000;

          (ii) under Item 5(a), Trinity reported it expected charges related to restructuring the railcar group in connection with the merger to be in the range of $50 to $65 million, or $0.75 to $0.97 per share; and

          (iii) under Item 5(b), Trinity reported the grant of a valid first and prior lien on all of Trinity's account's receivable and inventory to JP Morgan Chase Bank, as Collateral Agent, under the terms of its credit agreements.

     Trinity filed a Current Report on Form 8-K dated February 19, 2002, reporting, under Item 5, the completion of a $170 million private placement of secured debt securities. Pursuant to the Form 8-K:

          (i) under Item 7, a Pass Through Trust Agreement and Trust Indenture and Security Agreements were filed.

     Trinity filed a Current Report on Form 8-K dated March 6, 2002, reporting the private placement of 1.5 million shares of its unregistered common stock for gross proceeds of $31.5 million.

     Trinity filed a Current Report on Form 8-K dated March 12, 2002, reporting, under Item 5, operating results for the three months and nine months ended December 31, 2001. Pursuant to Form 8-K:

          (i) under Item 7, the news release dated February 27, 2002 was filed.

     (c)  Exhibits

     See Index to Exhibits

                                                                    EXHIBIT (23)

                        CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in Post-Effective Amendment No. 3 to the Registration Statement (Form S-8, No. 2-64813), Post-Effective Amendment No. 1 to the Registration Statement (Form S-8, No. 33-10937), Registration Statement (Form S-8, No. 33-35514), Registration Statement (Form S-8, No. 33-73026), Registration Statement (Form S-8, No. 333-77735), Registration Statement (Form S-8, No. 333-91067), of Trinity Industries, Inc. and in the related Prospectuses of our reports dated March 13, 2001 with respect to the consolidated financial statements and schedules of Trinity Industries, Inc. included in this Annual Report (Form 10-K) for the nine months ended December 31, 2001.

                                                               ERNST & YOUNG LLP
Dallas, Texas
March 19, 2001

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
  Trinity Industries, Inc.

     We have audited the consolidated financial statements of Trinity Industries, Inc. as of December 31, 2001 and March 31, 2001, and for the nine months ended December 31, 2001 and for each of the two years in the period ended March 31, 2001, and have issued our report thereon dated March 13, 2002. Our audits also included the financial statement schedules of Trinity Industries, Inc. listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP
Dallas, Texas
March 13, 2002

                                                                     SCHEDULE II

                            TRINITY INDUSTRIES, INC.

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS
                      NINE MONTHS ENDED DECEMBER 31, 2001
                    AND YEARS ENDED MARCH 31, 2001 AND 2000
                                 (IN MILLIONS)

                                                                    ADDITIONS
                                                       BALANCE AT   CHARGED TO   ACCOUNTS    BALANCE
                                                       BEGINNING    COSTS AND    CHARGED     AT END
                                                       OF PERIOD     EXPENSES      OFF      OF PERIOD
                                                       ----------   ----------   --------   ---------
Nine Months Ended December 31, 2001..................     $4.8        $10.1        $5.4       $9.5
                                                          ====        =====        ====       ====
Year Ended March 31, 2001............................     $1.7        $ 5.1        $2.0       $4.8
                                                          ====        =====        ====       ====
Year Ended March 31, 2000............................     $1.9        $ 0.7        $0.9       $1.7
                                                          ====        =====        ====       ====

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.                             By /s/ JOHN L. ADAMS
Registrant
                                                     --------------------------------------------------
                                                        John L. Adams
                                                        Executive Vice President
                                                        March 19, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Company and in the capacities and on the dates indicated:


Directors:                                           Directors (continued)
/s/ DAVID W. BIEGLER                                 /s/ DIANA NATALICIO
-----------------------------------------            ---------------------------------------------------
David W. Biegler                                     Diana Natalicio
Director                                             Director
March 19, 2002                                       March 19, 2002
                                                     /s/ W. RAY WALLACE
-----------------------------------------            ---------------------------------------------------
Craig J. Duchossois                                  W. Ray Wallace
Director                                             Director
                                                     March 19, 2002
/s/ RONALD J. GAFFORD
-----------------------------------------            Principal Executive Officer:
Ronald J. Gafford
Director                                             /s/ TIMOTHY R. WALLACE
March 19, 2002                                       ---------------------------------------------------
                                                     Timothy R. Wallace
/s/ BARRY J. GALT                                    Chairman, President,
-----------------------------------------            Chief Executive Officer and
Barry J. Galt                                        Director
Director                                             March 19, 2002
March 19, 2002
                                                     Principal Financial Officer:
/s/ CLIFFORD J. GRUM
-----------------------------------------            /s/ JIM S. IVY
Clifford J. Grum                                     ---------------------------------------------------
Director                                             Jim S. Ivy
March 19, 2002                                       Vice President
                                                     March 19, 2002
/s/ JESS T. HAY
-----------------------------------------            Principal Accounting Officer
Jess T. Hay
Director                                             /s/ CHARLES MICHEL
March 19, 2002                                       ---------------------------------------------------
                                                     Charles Michel
                                                     Controller
                                                     March 19, 2002

                            TRINITY INDUSTRIES, INC.

                               INDEX TO EXHIBITS
                                  (ITEM 14(A))

NO.                                DESCRIPTION
---                                -----------
  (3.1)    Certificate of Incorporation of Trinity Industries, Inc., as
           amended.
  (3.2)    By-Laws of Trinity Industries, Inc.
  (4.1)    Certificate of Incorporation of Trinity Industries, Inc., as
           amended (filed as Exhibit 3.1 above).
  (4.2)    By-Laws of Trinity Industries, Inc. (filed as Exhibit 3.2
           above).
  (4.3)    Specimen Common Stock Certificate of Trinity Industries,
           Inc. (incorporated by reference to Exhibit 4.1 to our Annual
           Report on Form 10-K for the fiscal year ended March 31,
           1999).
  (4.4)    Rights Agreement dated March 11, 1999 (incorporated by
           reference to our Form 8-A filed April 2, 1999).
  (4.5)    Amendment No. 1 to the Rights Agreement dated as of August
           12, 2001, amending the Rights Agreement dated as of March
           11, 1999 by and between Trinity Industries, Inc. and the
           Bank of New York, as Rights Agent (incorporated by reference to Exhibit 2 to our Form 8-A/A filed August 22, 2001).
  (4.6)    Amendment No. 2 to the Rights Agreement dated as of October
           26, 2001, amending the Rights Agreement dated as of March
           11, 1999 by and between Trinity Industries, Inc. and the
           Bank of New York, as Rights Agent, as amended by Amendment
           No. 1 to the Rights Agreement, dated August 13, 2001
           (incorporated by reference to Exhibit 4 to our Form 8-A/A
           filed October 31, 2001).
  (4.7)    Registration Rights Agreement dated as of October 26, 2001 by and between Trinity Industries, Inc. and Thrall Car
           Management, Inc. (filed as an exhibit to Exhibit 10.19
           below).
  (4.8)    Registration Rights Agreement dated as of March 6, 2002 by and between Trinity Industries, Inc. and Acqua Wellington
           Private Placement Fund, Ltd. (incorporated by reference to
           Exhibit 4.7 to our Form 8-K filed March 6, 2002).
  (4.9)    Registration Rights Agreement dated as of March 6, 2002 by and between Trinity Industries, Inc. and Acqua Wellington
           Opportunity I Limited (incorporated by reference to Exhibit
           4.8 to our Form 8-K filed March 6, 2002).
 (10.1)    Fixed Charges Coverage Agreement dated as of January 15,
           1980, between Trinity Industries, Inc. and Trinity
           Industries Leasing Company (incorporated by reference to
           Exhibit 10.1 to Registration Statement No. 2-70378 filed
           January 29, 1981).
 (10.2)    Tax Allocation Agreement dated as of January 22, 1980
           between Trinity Industries, Inc. and its subsidiaries
           (including Trinity Industries Leasing Company) (incorporated by reference to Exhibit 10.2 to Registration Statement No.
           2-70378 filed January 29, 1981).
 (10.3.1)  Form of Amended and Restated Executive Severance Agreement,
           dated November 7, 2000, entered into between Trinity
           Industries, Inc. and Chief Executive Officer, each of the
           four most highly paid executive officers other than the
           Chief Executive Officer who were serving as executive
           officers at the end of the last completed fiscal year, one other executive officer, and three executive officers of
           subsidiaries of Trinity Industries, Inc. (incorporated by
           reference to Exhibit 10.1 to our Quarterly Report on Form
           10-Q for the quarterly period ended December 31, 2000).*
 (10.3.2)  Form of Amended and Restated Executive Severance Agreement
           dated November 7, 2000, entered into between Trinity
           Industries, Inc. and six executive officers and thirteen
           subsidiary and divisional officers of Trinity Industries,
           Inc. (incorporated by reference to Exhibit 10.1 to our
           Quarterly Report on Form 10-Q for the quarterly period ended
           December 31, 2000).*
 (10.4)    Trinity Industries, Inc., Stock Option Plan with Stock
           Appreciation Rights (incorporated by reference to
           Registration Statement No. 2-64813 filed July 5, 1979, as
           amended by Post-Effective Amendment No. 1 dated July 1,
           1980, Post-Effective Amendment No. 2 dated August 31, 1984, and Post-Effective Amendment No. 3 dated July 13, 1990).*

NO.                                DESCRIPTION
---                                -----------
 (10.5)    Directors' Retirement Plan adopted December 11, 1986, as
           amended by Amendment No. 1 dated September 10, 1998
           (incorporated by reference to Exhibit 10.5 to our Annual
           Report on Form 10-K for the fiscal year ended March 31,
           1999).*
 (10.6)    1989 Stock Option Plan with Stock Appreciation Rights
           (incorporated by reference to Registration Statement No.
           33-35514 filed June 20, 1990).*
 (10.7)    1993 Stock Option and Incentive Plan (incorporated by
           reference to Registration Statement No. 33-73026 filed
           December 15, 1993).*
 (10.8.1)  Supplemental Profit Sharing Plan for Employees of Trinity
           Industries, Inc. and Certain Affiliates as restated
           effective January 1, 2000 (incorporated by reference to
           Exhibit 10.8 to our Annual Report on Form 10-K for the
           fiscal year ended March 31, 2000).*
 (10.8.2)  Amendment dated March 8, 2001 to the Supplemental Profit
           Sharing Plan for Employees of Trinity Industries, Inc. and
           Certain Affiliates (incorporated by reference to Exhibit
           10.8.2 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2001).*
 (10.9)    Supplemental Profit Sharing and Deferred Director Fee Trust
           dated March 31, 1999 (incorporated by reference to Exhibit
           10.10 to our Annual Report on Form 10-K for the fiscal year ended March 31, 1999).*
 (10.10)   Supplemental Retirement Plan dated April 1, 1995, as amended by Amendment No. 1 dated September 14, 1995 and Amendment
           No. 2 dated May 6, 1997 (incorporated by reference to
           Exhibit 10.11 to our Annual Report on Form 10-K for the
           fiscal year ended March 31, 1999).*
 (10.11)   Deferred Plan for Director Fees dated July 17, 1996, as
           amended by Amendment No. 1 dated September 10, 1998
           (incorporated by reference to Exhibit 10.12 to our Annual
           Report on Form 10-K for the fiscal year ended March 31,
           1999).*
(10.11.1)  Amendment No. 2 to Defined Plan for Director Fees, dated
           December 13, 2001.*
 (10.12)   Trinity Industries, Inc. 1998 Stock Option and Incentive
           Plan (incorporated by reference to Registration Statement
           No. 333-77735 filed May 4, 1999).*
(10.12.1)  Amendment No. 1 to the Trinity Industries, Inc. 1998 Stock
           Option and Incentive Plan.*
(10.12.2)  Amendment No. 2 to the Trinity Industries, Inc. 1998 Stock
           Option and Incentive Plan (incorporated by reference to
           10.12.2 to our Quarterly Report on Form 10-Q for the
           quarterly period ended June 30, 2001).*
 (10.13)   Form of Deferred Compensation Plan and Agreement as amended and restated entered into between Trinity Industries, Inc.
           and certain officers of Trinity Industries, Inc. or its
           subsidiaries.*
 (10.14)   Consulting agreement between the Company and W. R. Wallace effective January 1, 1999 (incorporated by reference to
           Exhibit 10.14 to our Annual Report on Form 10-K for the
           fiscal year ended March 31, 2000).*
 (10.15)   Trinity Industries, Inc. Short-Term Management Incentive
           Plan (incorporated by reference to Exhibit A to our proxy
           statement dated June 19, 2000).*
 (10.16)   Equipment Lease Agreement (TRL 1 2001-1A) dated as of May
           17, 2001 between TRLI-1A Railcar Statutory Trust, lessor,
           and Trinity Rail Leasing I L.P., lessee (incorporated by
           reference to Exhibit 10.16 to our Form 10-K for the fiscal year ended March 31, 2001).
(10.16.1)  Participation Agreement (TRL 1 2001-1A) dated as of May 17,
           2001 among Trinity Rail Leasing I L.P., lessee, et. al.
(10.16.2)  Equipment Lease Agreement (TRL 1 2001-1B) dated as of July
           12, 2001 between TRL 1 2001-1B Railcar Statutory Trust,
           lessor, and Trinity Rail Leasing I L.P., lessee.
(10.16.3)  Participation Agreement (TRL 1 2001-1B) dated as of May 17,
           2001 among Trinity Rail Leasing I L.P., lessee, et. al.
(10.16.4)  Equipment Lease Agreement (TRL 1 2001-1C) dated as of
           December 28, 2001 between TRL 1 2001-1C Railcar Statutory
           Trust, lessor, and Trinity Rail Leasing 1 L.P., lessee.
(10.16.5)  Participation Agreement (TRL 1 2001-1C) dated as of December
           28, 2001 among Trinity Rail Leasing I L.P., lessee, et. al.

NO.                                DESCRIPTION
---                                -----------
 (10.17)   Credit Agreement dated as of June 8, 2001 among Trinity
           Industries, Inc, as Borrower, and The Chase Manhattan Bank,
           as Administrative Agent, et. al. (incorporated by reference to Exhibit 10.17 to our Form 10-K for the fiscal year ended
           March 31, 2001).
(10.17.1)  First Amendment to Credit Agreement dated October 15, 2001
           (incorporated by reference to Exhibit 10.17.1 to our
           Quarterly Report on Form 10-Q for the quarterly period ended
           September 30, 2001).
(10.17.2)  Second Amendment to Credit Agreement dated December 10,
           2001.
(10.17.3)  Third Amendment to Credit Agreement dated February 8, 2002.
 (10.18)   Term Credit Agreement dated October 15, 2001 among Trinity
           Industries, Inc., as borrower, and The Chase Manhattan Bank, as lender and as administrative agent, et. al. (incorporated by reference to Exhibit 10.18 to our Quarterly Report on
           Form 10-Q for the quarterly period ended September 30,
           2001).
(10.18.1)  First Amendment to Term Credit Agreement dated December 10,
           2001.
(10.18.2)  Second Amend to Term Credit Agreement dated February 8,
           2002.
 (10.19)   Agreement and Plan of Merger dated as of August 13, 2001 by and among Trinity Industries, Inc., TCMC Acquisition Corp.,
           Thrall Car Manufacturing Company and Thrall Car Management
           Company, Inc. together with the form of Stockholder's
           Agreement and Registration Rights Agreement attached thereto as exhibits (incorporated by reference to Exhibit 2.1 to our
           Form 8-K dated August 15, 2001).
(21)       Listing of subsidiaries of Trinity Industries, Inc.
(23)       Consent of Independent Auditors. (Contained on page 44 of
           this document)

---------------

* Management contracts and compensatory plan arrangements.

NOTICE: A copy of Exhibits omitted from the reproduction will be furnished upon written request to Neil Shoop, Treasurer, Trinity Industries, Inc., P.O. Box 568887, Dallas, Texas 75356-8887. We may impose a reasonable fee for our expense in connection with providing the above-referenced Exhibits.