Form 10-Q
period 2002-03-31
TRINITY INDUSTRIES INC
filed 2002-05-15
CIK 99780

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

(MARK ONE)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM           TO         .
                                         ---------    --------

                          COMMISSION FILE NUMBER 1-6903

                            TRINITY INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                              75-0225040
        (State of Incorporation)           (I.R.S. Employer Identification No.)

          2525 STEMMONS FREEWAY
               DALLAS, TEXAS                          75207-2401
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

     AT APRIL 30, 2002 THERE WERE 45,899,388 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

                            TRINITY INDUSTRIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                CAPTION                                    PAGE
                                -------                                    ----
PART I     FINANCIAL INFORMATION
Item 1.    Financial Statements...........................................    3
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................   10

PART II    OTHER INFORMATION
Item 4.    Submission of Matters to a Vote of Security Holders............   15
Item 6.    Exhibits and Reports on Form 15 8-K............................   15

ITEM 1.  FINANCIAL STATEMENTS

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

                                                            THREE MONTHS ENDED MARCH 31,
                                                           2002                   2001
                                                          -------                -------
                                                                    (UNAUDITED)
                                                       (IN MILLIONS EXPECT PER SHARE AMOUNTS)
                                                       --------------------------------------
Revenues ...........................................      $ 384.3                $ 418.7
Operating costs:
 Cost of revenues ..................................        348.0                  425.3
 Selling, engineering and administrative
  expenses .........................................         40.5                   51.6
                                                          -------                -------
                                                            388.5                  476.9
                                                          -------                -------
Operating loss .....................................         (4.2)                 (58.2)
Other (income) expense:
 Interest income ...................................         (0.3)                  (1.4)
 Interest expense ..................................          7.0                    7.6
 Other, net ........................................          0.5                   (2.3)
                                                          -------                -------
                                                              7.2                    3.9
                                                          -------                -------
Loss before income taxes ...........................        (11.4)                 (62.1)
Provision (benefit) for income taxes:
 Current ...........................................        (25.0)                 (14.0)
 Deferred ..........................................         22.2                   (8.4)
                                                          -------                -------
                                                             (2.8)                 (22.4)
                                                          -------                -------
Net loss ...........................................      $  (8.6)               $ (39.7)
                                                          -------                -------

Net loss per common share:
 Basic .............................................      $ (0.19)               $ (1.08)
                                                          =======                =======
 Diluted ...........................................      $ (0.19)               $ (1.08)
                                                          =======                =======

Weighted average number of shares outstanding:
 Basic .............................................         44.4                   36.9
 Diluted ...........................................         44.4                   36.9


See accompanying notes to consolidated financial statements.

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                 MARCH 31,  DECEMBER 31,
                                                                   2002        2001
                                                                ----------  ------------
                                                                (UNAUDITED)
                                                                     (IN MILLIONS)
ASSETS
Cash and cash equivalents ....................................   $   15.6    $   22.2
Receivables, net of allowance ................................      202.4       204.3
Inventories:
  Raw materials and supplies .................................      143.5       159.5
  Work in process ............................................       42.9        42.4
  Finished goods .............................................       75.5        73.3
                                                                    261.9       275.2

Property, plant and equipment, at cost .......................    1,473.6     1,434.9
Less accumulated depreciation ................................     (587.1)     (555.8)
                                                                    886.5       879.1

Goodwill .....................................................      416.2       415.7
Other assets .................................................      142.1       155.5
                                                                 $1,924.7    $1,952.0
                                                                 --------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Revolving bank facility ......................................   $  270.0    $     --
Accounts payable and accrued liabilities .....................      379.8       424.9
Long-term debt ...............................................      187.6       476.3
Other liabilities ............................................       54.7        41.4
                                                                    892.1       942.6
Stockholders' equity:
 Common stock-- shares issued and outstanding at
  March 31, 2002-- 51.0; at December 31, 2001 - 51.0 .........       51.0        51.0
Capital in excess of par value ...............................      442.6       464.7
Retained earnings ............................................      692.1       703.4
Accumulated other comprehensive loss .........................      (23.8)      (26.0)
Treasury stock (5.0 shares at March 31, 2002 and 7.0
 shares at December 31, 2001) ................................     (129.3)     (183.7)
                                                                 --------    --------
                                                                  1,032.6     1,009.4
                                                                 --------    --------
                                                                 $1,924.7    $1,952.0
                                                                 ========    ========


See accompanying notes to consolidated financial statements.

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT CASH FLOWS

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                        ------------------
                                                                         2002       2001
                                                                         ----       ----
                                                                            (UNAUDITED)
                                                                           (IN MILLIONS)
Operating activities:
 Net loss ...........................................................   $ (8.6)   $(39.7)
 Adjustments to reconcile net loss to net cash provided
   (required) by operating activities:
   Depreciation and amortization ....................................     22.0      22.9
   Deferred income taxes ............................................     22.2      (8.4)
   Gain on sale of property, plant, equipment and
     other assets ...................................................     (0.3)     (1.4)
   Unusual charges ..................................................       --      55.8
   Other ............................................................     (0.2)     (4.8)
   Changes in assets and liabilities, net of effects
     from acquisitions and unusual charges:
       (Increase) decrease in receivables ...........................      1.7     (30.6)
       Decrease in inventories ......................................     13.3      35.3
       Decrease in other assets .....................................      7.0      20.7
       Decrease in accounts payable and accrued liabilities .........    (37.3)    (20.0)
       Increase (decrease) in other liabilities .....................     (3.1)      5.1
       Total adjustments ............................................     25.3      74.6
                                                                        ------    ------
Net cash provided by operating activities ...........................     16.7      34.9
Investing activities:
 Proceeds from sale of property, plant, equipment and
   other assets .....................................................      1.5       7.0
 Capital expenditures ...............................................    (29.4)   (120.9)
 Payment for purchase of acquisitions, net of cash acquired .........       --       0.2
                                                                        ------
 Net cash required by investing activities ..........................    (27.9)   (113.7)

Financing activities:
 Issuance of common stock ...........................................     31.3        --
 Net borrowings of short-term debt ..................................       --      88.2
 Payments to retire long-term debt ..................................   (188.7)     (4.1)
 Proceeds from issuance of long-term debt ...........................    170.0        --
 Dividends paid .....................................................     (8.0)     (6.6)
 Net cash provided by financing activities ..........................      4.6      77.5
Net decrease in cash and cash equivalents ...........................     (6.6)     (1.3)
Cash and cash equivalents at beginning of period ....................     22.2      14.8
Cash and cash equivalents at end of period ..........................   $ 15.6    $ 13.5
                                                                        ------    ------


See accompanying notes to consolidated financial statements.

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                            COMMON        COMMON        CAPITAL                      ACCUMULATED
                                            SHARES        STOCK        IN EXCESS                       OTHER
                                         (100,000,000   $1.00 PAR       OF PAR        RETAINED      COMPREHENSIVE    TREASURY
                                          AUTHORIZED)     VALUE          VALUE        EARNINGS           LOSS         SHARES
                                         -----------    -----------   -----------    -----------    -------------   -----------
                                                                     (IN MILLIONS EXCEPT SHARE AND PER SHARE DATA)
Balance at December 31, 2000 .........    43,796,351    $      43.8   $     291.9    $     805.8    $     (20.5)    (6,952,626)
 Net loss ............................            --             --            --          (39.7)            --             --
 Currency translation
  adjustments ........................            --             --            --             --           (0.6)            --
 Comprehensive loss ..................
 Cash dividends ($0.18 per
  share) .............................            --             --            --           (6.7)            --             --
 Stock repurchases ...................            --                                                         --             --
 Other ...............................            --             --          (0.1)            --             --           (760)
                                         -----------    -----------   -----------    -----------    -----------    -----------
Balance at March 31, 2001 ............    43,796,351    $      43.8   $     291.8    $     759.4    $     (21.1)    (6,953,386)
                                         ===========    ===========   ===========    ===========    ===========    ===========

Balance at December 31, 2001 .........    50,946,351    $      51.0   $     464.7    $     703.4    $     (26.0)    (6,608,522)
 Net loss ............................            --             --            --           (8.6)            --             --
 Currency translation
  adjustments ........................            --             --            --             --           (0.1)            --
 Unrealized gain on derivative
  financial instruments ..............            --             --            --             --            2.3             --
 Comprehensive loss ..................
 Cash dividends ($0.06 per
  share) .............................            --             --            --           (2.7)            --             --
 Stock issued ........................                                      (19.8)            --             --      1,500,000
 Other ...............................            --             --          (2.3)            --             --         67,825
                                         -----------    -----------   -----------    -----------    -----------    -----------
Balance at March 31, 2002 ............    50,946,351    $      51.0   $     442.6    $     692.1    $     (23.8)    (5,040,697)
                                         ===========    ===========   ===========    ===========    ===========    ===========



                                           TREASURY       TOTAL
                                           STOCK AT    STOCKHOLDERS'
                                             COST         EQUITY
                                          -----------   -----------

Balance at December 31, 2000 .........   $    (195.0)   $     926.0
 Net loss ............................            --          (39.7)
 Currency translation
  adjustments ........................            --           (0.6)
                                                        -----------
 Comprehensive loss ..................                        (40.3)
 Cash dividends ($0.18 per
  share) .............................            --           (6.7)
 Stock repurchases ...................                           --
 Other ...............................           0.1             --
                                         -----------    -----------
Balance at March 31, 2001 ............   $    (194.9)   $     879.0
                                         ===========    ===========

Balance at December 31, 2001 .........   $    (183.7)   $   1,009.4
 Net loss ............................            --           (8.6)
 Currency translation
  adjustments ........................            --           (0.1)
 Unrealized gain on derivative
  financial instruments ..............            --            2.3
                                                        -----------
 Comprehensive loss ..................                         (6.4)
 Cash dividends ($0.06 per
  share) .............................            --           (2.7)
 Stock issued ........................          51.1           31.3
 Other ...............................           3.3            1.0
                                         -----------    -----------
Balance at March 31, 2002 ............   $    (129.3)   $   1,032.6
                                         ===========    ===========


See accompanying notes to consolidated financial statements.

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

    The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. ("Trinity" or the "Company"). We changed our year-end in 2001 from March 31 to December 31. In the opinion of management, all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of March 31, 2002 and the results of operations and cash flows for the three months periods ended March 31, 2002 and 2001, in conformity with generally accepted accounting principles, have been made. Because of seasonal and other factors, the results of operations for the three-month period ended March 31, 2002 may not be indicative of expected results of operations for the year ending December 31, 2002. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the nine months ended December 31, 2001.

NOTE 2. UNUSUAL CHARGES

    In the three months ended March 31, 2001, the Company recorded pretax charges of $55.8 million, $35.7 million after tax, or $0.97 per share, related primarily to additional plant closings, severance, asset write downs and a litigation reserve for an adverse jury verdict announced on May 14, 2001.

Restructuring reserve activity for the three months ended March 31, 2002 is:

                                                      RESERVES                           RESERVES
                                                     DECEMBER 31,           RECLASSIFI-  MARCH 31,
                                                        2001      PAYMENT     CATIONS      2002
                                                     -----------  -------   -----------  --------
                                                                    (in millions)
Property, plant & equipment
 --write-downs to net realizable value to
 be disposed of and related shut-down
 costs and other asset write downs ................      $18.9      $ 2.1      $ 1.2      $15.6
Environmental liabilities .........................       11.1        0.1         --       11.0
Severance costs ...................................        4.9        0.8         --        4.1
Adverse jury verdict ..............................       14.8         --         --       14.8
Asset-write downs and exit cost related
 to wholly owned businesses .......................        0.2         --         --        0.2
Other .............................................        3.2        0.1                   3.1
                                                         -----      -----      -----      -----
                                                         $53.1      $ 3.1      $ 1.2      $48.8
                                                         =====      =====      =====      =====

NOTE 3. SEGMENT INFORMATION

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

THREE MONTHS ENDED MARCH 31, 2002

                                                         REVENUES                  OPERATING
                                             --------------------------------       PROFIT
                                             OUTSIDE   INTERSEGMENT    TOTAL        (LOSS)
                                             -------   ------------    ------      ---------
                                                             (IN MILLIONS)
Rail Group .............................      $150.6      $ 20.5       $171.1       $(12.2)
Construction Products Group ............       112.6         0.5        113.1          7.5
Inland Barge Group .....................        61.2          --         61.2          1.9
Industrial Products Group ..............        30.7         0.6         31.3          0.9
Railcar Leasing and Management
 Services Group ........................        26.7          --         26.7          7.1
All Other ..............................         2.5         6.7          9.2         (2.9)
Eliminations & Corporate
 Items .................................          --       (28.3)       (28.3)        (6.5)
                                              ------      ------       ------       ------
Consolidated Total .....................      $384.3      $   --       $384.3       $ (4.2)
                                              ======      ======       ======       ======


THREE MONTHS ENDED MARCH 31, 2001

                                                         REVENUES                  OPERATING
                                             --------------------------------       PROFIT
                                             OUTSIDE   INTERSEGMENT    TOTAL        (LOSS)
                                             -------   ------------    ------      ---------
                                                             (IN MILLIONS)
Rail Group .............................      $178.7      $114.7       $293.4       $(38.6)
Construction Products Group ............       116.6         1.5        118.1          3.3
Inland Barge Group .....................        58.4         0.1         58.5          1.8
Industrial Products Group ..............        33.2         5.3         38.5         (1.1)
Railcar Leasing and Management
 Services Group ........................        20.1          --         20.1          7.8
All Other ..............................        11.7        15.8         27.5        (14.7)
Eliminations & Corporate Items .........          --      (137.4)      (137.4)       (16.7)
                                              ------      ------       ------       ------
Consolidated Total .....................      $418.7      $   --       $418.7       $(58.2)
                                              ======      ======       ======       ======

NOTE 4.  GOODWILL

    The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective April 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company has completed the impairment test required upon adoption of SFAS No. 142 and determined there is no impairment to its recorded goodwill balances.

     Had the Company been accounting for its goodwill under SFAS No. 142 for the three months ended March 31, 2001, the Company's net loss and loss per share would have been reduced by $0.6 million and $0.02 per share.

NOTE 5.  DEBT

    The Company's committed revolving bank facility for $450 million expires in June 2002. Negotiations are currently underway with the lead banks to replace this facility with a combination of revolving and term debt with covenants comparable to the existing facility. The replacement facility is expected to be in place by the end of June.

    On February 15, 2002, the Company's wholly-owned subsidiary, Trinity Industries Leasing Company ("TILC"), sold $170,000,000 of 2002-1 Pass Through Certificates with interest at 7.755%, commencing on August 15, 2002 and due semiannually thereafter. Equipment notes issued by TILC for the benefit of the holders of the Pass Through Certificate are collateralized by interest in certain railcars owned by TILC and the leases pursuant to which such railcars are leased to customers. The equipment notes, including the obligations to make payments of principal and interest thereon are direct obligations of TILC and are fully and unconditionally guaranteed by Trinity Industries, Inc. as guarantor.

    The proceeds of $170 million from the issuance of the equipment notes were used to repay outstanding indebtedness of Trinity as of December 31, 2001.

    Principal payments due during the next five years as of December 31, 2001, including the above Pass Through Certificates, are (in millions) 2002 - $11.5; 2003 - $290.7; 2004 - $0.3; 2005 - $40.2; 2006 - $10.3; and $123.3 thereafter.

NOTE 6. STOCKHOLDERS' EQUITY

    On March 6, 2002, Trinity privately placed a total of 1.5 million unregistered shares of its common stock for net proceeds of $31.3 million. Trinity has now registered these shares.

NOTE 7.  DEPOSIT AGREEMENT

    The Company entered into a deposit agreement with Altos Hornos de Mexico, SA de C.V. ("AHMSA") which provides for funds to be deposited with AHMSA which are then used along with other funds from the Company to purchase steel from AHMSA. As of March 31, 2002, total funds on deposit including interest due amounted to approximately $44.2 million. Since May 1999 AHMSA has been operating under a judicial declaration of suspension of payments, which under applicable Mexican law, allows companies in Mexico to (1) seek a debt restructuring agreement with their creditors in an orderly fashion; (2) continue their operations; and (3) avoid declaration of bankruptcy and liquidation of assets. Should AHMSA not be able to operate under the declaration of suspension of payments because of its financial condition, AHMSA's creditors have no access to the funds on deposit and all funds on deposit with AHMSA under Mexican law should be returned to the Company.

NOTE 8.  OTHER, NET

    Other (income) expense consists of the following items (in millions):

                                        THREE MONTHS ENDED
                                             MARCH 31,
                                        ------------------
                                         2002        2001
                                        ------      ------
Gain on sale of property,
 plant and equipment ..............     $(0.2)      $(1.2)
Foreign exchange
 transactions .....................       0.2        (0.8)
Loss on equity
 Investments ......................       0.7         0.1
Other .............................      (0.2)       (0.4)
                                        -----       -----
 Other, net .......................     $ 0.5       $(2.3)
                                        =====       =====

NOTE 9. CONTINGENCIES

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

    The Company is involved in various proceedings relating to environmental matters. The Company has provided reserves amounting to $11.5 million to cover probable and estimable liabilities of the Company with respect to such investigations and cleanup activities, taking into account currently available information and the Company's contractual rights of indemnification. However, estimates of future response costs are necessarily imprecise. Accordingly, there can be no assurance that the Company will not become involved in future litigation or other proceedings or, if the Company were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to the Company.

    The Company is involved in various other claims and lawsuits incidental to its business. In the opinion of management, their claims and suits in the aggregate will not have a material adverse effect on the Company's consolidated financial statements.

NOTE 10. PROSPECTIVE ACCOUNTING CHANGES

    In October 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS 144 addresses accounting and reporting of long-lived assets, except goodwill, that are held and used or disposed of through sale or other means. The Company adopted SFAS 144 as of January 1, 2002. There was no impact to the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes thereto appearing elsewhere in this document

     Trinity is one of the nation's leading diversified industrial companies providing a variety of high volume, repetitive products and services for the transportation, industrial and construction sectors of the marketplace. We compete in cyclical markets and are continuously looking for opportunities to improve our competitive positions.

     In October 2001, we completed our merger transaction with privately owned Thrall Car Manufacturing Company (Thrall). This merger combines Trinity's strength in tank car production, Thrall's strength in auto rack manufacturing and research and development expertise across the entire spectrum of railcars. Due to the integration of Trinity and Thrall's operations, separate financial information for Thrall only is not available.

UNUSUAL CHARGES

    During the three months ended March 31, 2001, Trinity recorded special pretax charges of approximately $55.8 million, $35.7 million net of tax or $0.97 per share, related primarily to additional plant closings, severance, asset write downs and a litigation reserve for an adverse jury verdict announced May 14, 2001. All of these charges were charged to operating profit. These charges are reflected in the following income statement categories and segments (in millions).

                                                                                                   RAILCAR
                                                                                                  LEASING &
                                                              CONSTRUCTION  INLAND   INDUSTRIAL  MANAGEMENT  CORPORATE
                                                      RAIL      PRODUCTS     BARGE    PRODUCTS    SERVICES    & OTHER      TOTAL
                                                     ------   ------------  ------   ----------  ----------  ---------    -------
Cost of revenues ...............................      $45.9       $  --      $  --      $  --       $  --     $  8.0      $ 53.9
Selling, engineering & administrative ..........        1.3          --         --         --          --        0.6         1.9
                                                      -----       -----      -----      -----       -----     ------      ------
Charged to operating profit ....................       47.2          --         --         --          --        8.6        55.8
Operating profit (loss) before charges .........        8.6         3.3        1.8       (1.1)        7.8      (22.8)       (2.4)
                                                      -----       -----      -----      -----       -----     ------      ------
Operating profit (loss) reported ...............      $(38.6)     $ 3.3      $ 1.8      $(1.1)      $ 7.8     $(31.4)     $(58.2)
                                                      =====       =====      =====      =====       =====     ======      ======

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2001 -- RESULTS OF OPERATIONS

    Revenues decreased $34.4 million to $384.3 million for the three months ended March 31, 2002 compared to $418.7 million for the three months ended March 31, 2001, a decrease of 8.2%. The decline in revenues was due to the reduction in railcar shipments and a reduction in the construction products and all other groups due to exiting several lines of business offset by an increase in leasing revenues resulting from an increase in the lease fleet.

    The following table reconciles the revenue amounts discussed under each segment with the consolidated total revenues shown in the Selected Financial Data (in millions).

                                             THREE MONTHS ENDED MARCH 31, 2002     THREE MONTHS ENDED MARCH 31, 2001
                                             ---------------------------------     ---------------------------------
                                                         REVENUES                              REVENUES
                                             ---------------------------------     ---------------------------------
                                             OUTSIDE    INTERSEGMENT     TOTAL     OUTSIDE     INTERSEGMENT    TOTAL
                                             -------    ------------     -----     -------     ------------    -----
Rail Group .............................      $150.6       $ 20.5       $171.1       $178.7      $114.7       $293.4
Construction Products Group ............       112.6          0.5        113.1        116.6         1.5        118.1
Inland Barge Group .....................        61.2           --         61.2         58.4         0.1         58.5
Industrial Products Group ..............        30.7          0.6         31.3         33.2         5.3         38.5
Railcar Leasing and Management
 Services Group ........................        26.7           --         26.7         20.1          --         20.1
All Other ..............................         2.5          6.7          9.2         11.7        15.8         27.5
Eliminations & Corporate Items .........          --        (28.3)       (28.3)          --      (137.4)      (137.4)
                                              ------       ------       ------       ------      ------       ------
Consolidated Total .....................      $384.3       $   --       $384.3       $418.7      $   --       $418.7
                                              ======       ======       ======       ======      ======       ======

    Operating loss decreased $54.0 million to $4.2 million for the three months ended March 31, 2002 compared to $58.2 million for the same period in 2001. Special charges for the three months ended March 31, 2001 were $55.8 million. Improved operating profits in the Construction Products and All other groups due to exiting unprofitable business lines were offset by an operating loss in the Rail group caused by reduced revenues and unabsorbed overhead due to lower volumes.

    Selling, engineering and administrative expenses decreased $11.1 million to $40.5 million for the three months ended March 31, 2002 compared to $51.6 million for the comparable period in 2001, a decrease of 21.5%. The decrease was a result of lower head count, cost reduction efforts and special charges recorded in the prior quarter.

    Interest expense, net of interest income, increased $0.5 million to $6.7 million for the three months ended March 31, 2002 compared to $6.2 million for the same period in 2001, an increase of 8.1%. The increase was primarily attributable to lower interest income.

    Other, net was an expense of $0.5 million for the three months ended March 31, 2002 compared to income of $2.3 million for the comparable period in 2001. The decrease was due to a lesser amount of gains on sale of property, plant and equipment in the current period compared to the same period last year and foreign exchange losses in the current period compared to gains in the prior year period.

    The current year effective tax rate of 25.0% is due to the absence of tax benefits on certain foreign losses.

    Net loss for the three months ended March 31, 2002 was $8.6 million, or $0.19 per diluted share as compared to a net loss of $39.7 million, or $1.08 per diluted share, the same period in 2001.

TRINITY RAIL GROUP

                                                   THREE MONTHS
                                                      ENDED
                                                     MARCH 31,
                                                -------------------

                                                2002           2001
                                                ----           ----
                                                   (IN MILLIONS)
Revenues .....................................  $171.1        $293.4
Operating profit (loss) including unusual
 charges .....................................  $(12.2)       $(38.6)
Operating profit (loss) before unusual
 charges .....................................  $(12.2)       $  8.6
Operating profit (loss) margin before
 unusual charges .............................    (7.1)%         2.9%

    Revenues declined 41.7% for the three months ended March 31, 2002 compared to the same period in 2001. This decline is due to the current downturn in the North American railcar market. Railcar units shipped dropped approximately 66% compared to the prior year to approximately 1,300 cars. Operating profit margins were impacted by the inefficiencies of lower production levels and price pressures in the current competitive environment. With the current railcar market, our shipments are expected to be 5,000 to 7,000 in 2002.

    In the three months ended March 31, 2002 railcar sales to Trinity Industries Leasing Company included in the Rail Group results were $20.4 million compared to $114.8 million in the comparable period in 2001 with profit of $0.9 million compared to $5.8 million for the same period in 2001. Sales to Trinity Industries Leasing Company and related profits are eliminated in consolidation.

CONSTRUCTION PRODUCTS GROUP

                                                 THREE MONTHS
                                                    ENDED
                                                   MARCH 31,
                                              -------------------

                                              2002           2001
                                              ----           ----
                                                (IN MILLIONS)
Revenues ...............................      $113.1       $118.1
Operating profit .......................      $  7.5       $  3.3
Operating profit margin ................         6.6%         2.8%

    Revenues declined 4.2% for the three months ended March 31, 2002 compared to the same period in 2001. The decrease in revenues was primarily attributable to exiting the sheet pile, flange and valve businesses offset by increased revenue and profits related to improved weather conditions in the concrete and aggregate and bridge business. Operating profit margins increased as a result of cost reduction associated with the consolidation of plants and elimination of unprofitable products.

INLAND BARGE GROUP

                                                 THREE MONTHS
                                                    ENDED
                                                   MARCH 31,
                                              -------------------

                                              2002           2001
                                              ----           ----
                                                (IN MILLIONS)
Revenues ...............................      $61.2       $58.5
Operating profit .......................      $ 1.9       $ 1.8
Operating profit margin ................        3.1%        3.1%

    Revenues increased 4.6% for the three months ended March 31, 2002 compared to the same period in 2001. The increase in revenues was primarily attributable to increased deliveries of covered hopper barges.

INDUSTRIAL PRODUCTS GROUP

                                                 THREE MONTHS
                                                    ENDED
                                                   MARCH 31,
                                              -------------------

                                              2002           2001
                                              ----           ----
                                                (IN MILLIONS)
Revenues ...............................      $31.3       $38.5
Operating profit (loss) ................      $ 0.9       $(1.1)
Operating profit (loss) margin .........        2.9%       (2.9%)

    Revenues declined 18.7% for the three months ended March 31, 2002 compared to the same period in 2001. The decline in revenues is primarily due to reduced demand from gas distributors in the Mexico liquefied petroleum gas market.

RAILCAR LEASING AND MANAGEMENT SERVICES GROUP

                                                 THREE MONTHS
                                                    ENDED
                                                   MARCH 31,
                                              -------------------

                                              2002           2001
                                              ----           ----
                                                (IN MILLIONS)
Revenues ...............................      $26.7       $20.1
Operating profit .......................      $ 7.1       $ 7.8
Operating profit margin ................       26.6%       38.8%

    Revenues increased due to the increase in the size of the lease fleet that includes railcars under management as well as Company owned railcars and railcars we lease under operating leases. Operating profit is down due to the increased size of the fleet that we manage or lease compared to the fleet we own. This shift resulted from the fact that, in the March quarter a year ago, we were building a substantial portfolio of lease cars that were subsequently moved from owned cars to leased cars later in the year in a sale and leaseback transaction described in our annual report on Form 10-K. The reason that leased cars result in lower operating profit margins is that operating lease expense on the railcars we lease includes both a depreciation component and an interest component that is charged to operating expense. For owned cars, only a depreciation component is charged to operating expense. Also affecting operating profit this quarter was selling, engineering and administrative expense that was increased in connection with our strategy to grow both the lease fleet and the managed car fleet going forward.

    Included in the results of this group are revenues from the sale of railcars from the lease fleet of $1.0 million in the three months ended March 31, 2002 and $1.7 million in the same period in 2001. Operating profits on these sales were $0.2 million for the three months ended March 31, 2002 and $0.2 million in the same period in 2001.

ALL OTHER

    Revenues in All Other decreased to $9.2 million in the three months ended March 31, 2002 from $27.5 million for the three months ended March 31, 2001. This decrease is primarily due to discontinuing the operations of TEMCO during the same period in 2001. TEMCO produced concrete mixers, concrete batch plants and component parts for concrete related industries. Additionally, the temporary slowdown in the wind tower business contributed to lower revenues.

    Operating loss was $2.9 for the three months ended March 31, 2002, and $14.7 in the same period in 2001. Restructuring charges included in the three months ended March 31, 2001 were $8.0 million primarily related to exiting the TEMCO business referred to above and environmental liabilities. Excluding restructuring charges, a larger operating loss was recorded in the same period in 2001 due primarily to operating losses associated with TEMCO.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities for the three months ended March 31, 2002 decreased to $16.7 million compared to $34.9 million for the same period in 2001. The decrease was due to positive working capital changes offset by a net loss in the current period. Capital expenditures for the three months ended March 31, 2002 were $29.4 million, of which $19.1 million was for additions to the lease portfolio. This compares to $120.9 million of capital expenditures for the same period last year, of which $96.4 million was for additions to the lease portfolio. Proceeds from the sale of property, plant and equipment were $1.5 million for the three months ended March 31, 2002 composed primarily of the sale of cars from the lease fleet in 2002, compared to $7.0 million for the same period in 2001.

    We expect to finance future operating requirements with cash flows from operations, long-term and short-term debt, and privately placed equity. Our committed revolving bank facility for $450 million expires in June 2002. We are currently negotiating with our lead banks to replace this facility with a combination of revolving and term debt with covenants comparable to the exiting facility. We expect this replacement facility to be completed by the end of June.

    On February 15, 2002, Trinity Industries Leasing sold $170,000,000 of 2002-1 Pass Through Certificates with interest payments at 7.755%, commencing on August 15, 2002 and due semiannually thereafter. Equipment notes issued by Trinity Industries Leasing for the benefit of the holders of the Pass Through Certificates are collateralized by interest in certain railcars owned by Trinity Industries Leasing and the leases pursuant to which such railcars are leased to customers. The equipment notes, including the obligations to make payments of principal and interest thereon are direct obligations of Trinity Industries Leasing and are fully and unconditionally guaranteed by Trinity as guarantor.

    On March 6, 2002, we privately placed a total of 1.5 million unregistered shares of our common stock for net proceeds of $31.3 million. We have registered these shares.

    FORWARD LOOKING STATEMENTS. This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not historical facts are forward-looking statements and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performance, estimates, projections, goals and forecasts. Potential factors which could cause our actual results of operations to differ materially from those in the forward-looking statements include:

o market conditions and demand for our products;

o the cyclical nature of both the railcar and barge industries;

o abnormal periods of inclement weather in areas where construction products are sold and used; o the timing of introduction of new products;

o the timing of customer orders;

o price erosion;

o changes in mix of products sold;

o the extent of utilization of manufacturing capacity;

o availability of supplies and raw materials;



o price competition and other competitive factors;

o changing technologies;

o steel prices;

o interest rates and capital costs;

o taxes;

o the stability of the governments and political and business conditions in certain foreign countries, particularly Mexico and Romania;

o changes in import and export quotas and regulations;

o business conditions in emerging economies; and

o legal, regulatory and environmental issues.

    Any forward-looking statement speaks only as of the date on which such statement is made. Trinity undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

                                     PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

    (b) Reports on Form 8-K

(1) Trinity filed a Current Report on Form 8-K dated March 20, 2002, reporting close, under Item 7, pro forma operating results and related pro forma adjustments for the nine months ended December 31, 2001 as if the merger with Thrall Car Manufacturing had occurred as of April 1, 2001.

(2) Trinity filed a Current Report on Form 8-K dated April 29, 2002, reporting, under Item 5, operating results for the three months ended March 31, 2002. Pursuant to Form 8-K:

        (i) under Item 7, the news release dated April 26, 2002 was filed.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       TRINITY INDUSTRIES, INC.     By /s/ JIM S. IVY
                       Registrant
                                                    Jim S. Ivy
                                                    Vice President and
                                                    Chief Financial Officer
                                                    May 15, 2002