Form 10-Q
period 2002-06-30
TRINITY INDUSTRIES INC
filed 2002-08-12
CIK 99780

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

                                   ----------

(MARK ONE)
[X]
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

[ ]
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _________ TO ________________.

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

     AT JULY 31, 2002 THERE WERE 45,900,144 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

                            TRINITY INDUSTRIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                CAPTION                              PAGE
                        ---------------------------------------------------------    ----
   PART I               FINANCIAL INFORMATION
   Item 1.              Financial Statements.....................................      3
   Item 2.              Management's Discussion and Analysis of Financial
                        Condition and Results of Operations......................     14
   Item 3.              Quantitative and Qualitative Disclosures about Market
                        Risks ...................................................     22

   PART II              OTHER INFORMATION
   Item 4.              Submission of Matters to a Vote of Security Holders......     23
   Item 6.              Exhibits and Reports on Form 8-K.........................     24

ITEM 1. FINANCIAL STATEMENTS

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

                                                              THREE MONTHS ENDED JUNE 30,
                                                               2002                2001
                                                          ---------------    ---------------
                                                                     (UNAUDITED)
                                                        (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Revenues ..............................................   $         366.0    $         467.6
Operating costs:
  Cost of revenues ....................................             322.1              402.3
  Selling, engineering and administrative
     expenses .........................................              40.7               42.7
                                                          ---------------    ---------------
                                                                    362.8              445.0
                                                          ---------------    ---------------
Operating profit ......................................               3.2               22.6

Other (income) expense:
  Interest income .....................................              (0.3)              (1.7)
  Interest expense ....................................              10.3                7.6
  Other, net ..........................................               0.9                1.0
                                                          ---------------    ---------------
                                                                     10.9                6.9
                                                          ---------------    ---------------
Income (loss) before income taxes .....................              (7.7)              15.7
Provision (benefit) for income taxes:
  Current .............................................             (16.3)              (5.1)
  Deferred ............................................              14.3               11.2
                                                          ---------------    ---------------
                                                                     (2.0)               6.1
                                                          ---------------    ---------------
Net income (loss) .....................................   $          (5.7)   $           9.6
                                                          ===============    ===============

Net income (loss) per common share:
  Basic ...............................................   $         (0.13)   $          0.26
                                                          ===============    ===============
  Diluted .............................................   $         (0.13)   $          0.26
                                                          ===============    ===============

Weighted average number of shares outstanding:
  Basic ...............................................              45.5               37.0
  Diluted .............................................              45.5               37.1


See accompanying notes to consolidated financial statements.

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

                                                               SIX MONTHS ENDED JUNE 30,
                                                               2002                2001
                                                          ---------------    ---------------
                                                                     (UNAUDITED)
                                                        (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Revenues ..............................................   $         750.3    $         886.3
Operating costs:
  Cost of revenues ....................................             670.1              827.6
  Selling, engineering and administrative
     expenses .........................................              81.2               94.3
                                                          ---------------    ---------------
                                                                    751.3              921.9
                                                          ---------------    ---------------
Operating loss ........................................              (1.0)             (35.6)

Other (income) expense:
  Interest income .....................................              (0.6)              (3.1)
  Interest expense ....................................              17.3               15.2
  Other, net ..........................................               1.4               (1.3)
                                                          ---------------    ---------------

                                                                     18.1               10.8
                                                          ---------------    ---------------
Loss before income taxes ..............................             (19.1)             (46.4)
Provision (benefit) for income taxes:
  Current .............................................             (41.3)             (19.1)
  Deferred ............................................              36.5                2.8
                                                          ---------------    ---------------

                                                                     (4.8)             (16.3)
                                                          ---------------    ---------------
Net loss ..............................................   $         (14.3)   $         (30.1)
                                                          ===============    ===============
Net loss per common share:
  Basic ...............................................   $         (0.32)   $         (0.81)
                                                          ===============    ===============
  Diluted .............................................   $         (0.32)   $         (0.81)
                                                          ===============    ===============
Weighted average number of shares outstanding:
  Basic ...............................................              44.5               37.0
  Diluted .............................................              44.5               37.0



See accompanying notes to consolidated financial statements.

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                      JUNE 30,     DECEMBER 31,
                                                                        2002          2001
                                                                    -----------    -----------
                                                                    (UNAUDITED)
                                                                           (IN MILLIONS)
ASSETS
Cash and cash equivalents .......................................   $      10.6    $      22.2

Receivables, net of allowance ...................................         213.6          204.3
Inventories:
    Raw materials and supplies ..................................         133.0          159.5
    Work in process .............................................          44.6           42.4
    Finished goods ..............................................          67.1           73.3
                                                                    -----------    -----------

                                                                          244.7          275.2


Property, plant and equipment, at cost ..........................       1,516.2        1,434.9

Less accumulated depreciation ...................................        (610.6)        (555.8)
                                                                    -----------    -----------
                                                                          905.6          879.1


Goodwill ........................................................         416.0          415.7

Other assets ....................................................         140.8          155.5
                                                                    -----------    -----------
                                                                    $   1,931.3    $   1,952.0
                                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY


Accounts payable and accrued liabilities ........................   $     377.4    $     424.9

Long-term debt ..................................................         454.9          476.3
Other liabilities ...............................................          69.8           41.4
                                                                    -----------    -----------
                                                                          902.1          942.6

Stockholders' equity:
  Common stock -- shares issued and outstanding at
     June 30, 2002 -- 50.9; at December 31, 2001 - 51.0 .........          50.9           51.0

  Capital in excess of par value ................................         442.2          464.7

  Retained earnings .............................................         683.5          703.4

  Accumulated other comprehensive loss ..........................         (18.4)         (26.0)

  Treasury stock (5.0 shares at June 30, 2002 and 6.6
     shares at December 31, 2001) ...............................        (129.0)        (183.7)
                                                                    -----------    -----------

                                                                        1,029.2        1,009.4
                                                                    -----------    -----------

                                                                    $   1,931.3    $   1,952.0
                                                                    ===========    ===========

See accompanying notes to consolidated financial statements.

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT CASH FLOWS

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                                 2002            2001
                                                                              -----------    -----------
                                                                                     (UNAUDITED)
                                                                                    (IN MILLIONS)
Operating activities:
  Net loss ................................................................   $    (14.3)   $    (30.1)
  Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization .......................................         42.0          45.4
       Deferred income taxes ..............................................         36.5           2.8
      Gain on sale of property, plant, equipment and
          other assets ....................................................         (0.4)         (1.2)
       Unusual charges ....................................................           --          55.8
       Other ..............................................................          1.4          (5.0)
       Changes in assets and liabilities, net of effects
         from acquisitions and unusual charges:
              Increase in receivables .....................................         (9.3)        (37.2)
              Decrease in inventories .....................................         30.5          71.9
              Decrease in other assets ....................................         14.7          20.6
              Decrease in accounts payable and accrued liabilities ........        (39.5)        (62.2)
              Increase (decrease) in other liabilities ....................         (8.1)          1.2
                                                                              ----------    ----------
               Total adjustments ..........................................         67.8          92.1
                                                                              ----------    ----------

Net cash provided by operating activities .................................         53.5          62.0
                                                                              ----------    ----------

Investing activities:

  Proceeds from sale of property, plant, and equipment ....................          2.2          98.2

  Capital expenditures ....................................................        (66.3)       (158.8)

  Payment for purchase of acquisitions, net of cash acquired ..............           --           0.2
                                                                              ----------    ----------

  Net cash required by investing activities ...............................        (64.1)        (60.4)
                                                                              ----------    ----------

Financing activities:
  Issuance of common stock ................................................         31.2            --
  Net borrowings of short-term debt .......................................           --          15.4
  Payments to retire long-term debt .......................................       (380.4)         (7.4)
  Proceeds from issuance of long-term debt ................................        359.0            --
  Dividends paid ..........................................................        (10.8)        (13.2)
                                                                              ----------    ----------
  Net cash used by financing activities ...................................         (1.0)         (5.2)
                                                                              ----------    ----------
Net decrease in cash and cash equivalents .................................        (11.6)         (3.6)
Cash and cash equivalents at beginning of period ..........................         22.2          14.8
                                                                              ----------    ----------
Cash and cash equivalents at end of period ................................   $     10.6    $     11.2
                                                                              ==========    ==========

See accompanying notes to consolidated financial statements.

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                   COMMON         COMMON         CAPITAL                     ACCUMULATED
                                                   SHARES         STOCK         IN EXCESS                      OTHER
                                                (100,000,000    $1.00 PAR        OF PAR        RETAINED     COMPREHENSIVE
                                                 AUTHORIZED)      VALUE          VALUE         EARNINGS         LOSS
                                                 -----------   -----------    -----------    -----------    -----------
                                                              (IN MILLIONS EXCEPT SHARE AND PER SHARE DATA)
Balance at December 31, 2001 ................    50,946,351    $      51.0    $     464.7    $     703.4    $     (26.0)
  Net loss ..................................            --             --             --          (14.3)            --
  Currency translation
    adjustments .............................            --             --             --             --            4.8
  Unrealized gain on derivative financial
    instruments and foreign exchange
    contracts................................            --             --             --             --            2.8

          Comprehensive loss ................
  Cash dividends ($0.12 per
    share) ..................................            --             --             --           (5.6)            --
  Stock issued ..............................            --             --          (19.9)            --             --
  Other .....................................        (8,129)          (0.1)          (2.6)            --             --
                                                -----------    -----------    -----------    -----------    -----------
Balance at June 30, 2002 ....................    50,938,222    $      50.9    $     442.2    $     683.5    $     (18.4)
                                                ===========    ===========    ===========    ===========    ===========


                                                                 TREASURY         TOTAL
                                                  TREASURY       STOCK AT     STOCKHOLDERS'
                                                   SHARES          COST          EQUITY
                                                 -----------   -----------    -------------
                                               (IN MILLIONS EXCEPT SHARE AND PER SHARE DATA)
Balance at December 31, 2001 ................    (6,608,522)   $    (183.7)   $   1,009.4
  Net loss ..................................            --             --          (14.3)
  Currency translation
    adjustments .............................            --             --            4.8
  Unrealized gain on derivative financial
    instruments and foreign exchange
    contracts................................            --             --            2.8
                                                                              -----------
          Comprehensive loss ................                                        (6.7)
  Cash dividends ($0.12 per
    share) ..................................            --             --           (5.6)
  Stock issued ..............................     1,500,000           51.1           31.2
  Other .....................................        68,813            3.6            0.9
                                                -----------    -----------    -----------
Balance at June 30, 2002 ....................    (5,039,709)   $    (129.0)   $   1,029.2
                                                ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and subsidiaries ("Trinity" or the "Company"). We changed our year-end in 2001 from March 31 to December 31. In the opinion of management, all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of June 30, 2002 and the results of operations for the three-month and six-month periods ended June 30, 2002 and 2001 and cash flows for the six-month periods ended June 30, 2002 and 2001, in conformity with generally accepted accounting principles, have been made. Because of seasonal and other factors, the results of operations for the three-month and six-month periods ended June 30, 2002 may not be indicative of expected results of operations for the year ending December 31, 2002. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K Report for the nine months ended December 31, 2001.

NOTE 2. UNUSUAL CHARGES

     In the three months ended March 31, 2001, the Company recorded pretax charges of $55.8 million, $35.7 million after tax, or $0.97 per share, related primarily to additional plant closings, severance, asset write downs and a litigation reserve for an adverse jury verdict announced on May 14, 2001.

Restructuring reserve activity for the six months ended June 30, 2002 is:

                                                                 RESERVES                                          RESERVES
                                                               DECEMBER 31,                                        JUNE 30,
                                                                   2001          PAYMENT      RECLASSIFICATIONS      2002
                                                               -------------   -------------  -----------------  -------------
                                                                                        (in millions)
        Property, plant & equipment -- write-downs to
          net realizable value to be disposed of and
          related shut-down costs and other asset
          write downs ......................................   $        18.9   $         6.0    $         3.4    $         9.5
        Environmental liabilities ..........................            11.1             0.1               --             11.0
        Severance costs ....................................             4.9             1.4               --              3.5
        Adverse jury verdict ...............................            14.8              --               --             14.8
        Asset-write downs and exit cost related to wholly
          owned businesses .................................             0.2             0.2               --               --
        Other ..............................................             3.2             0.9               --              2.3
                                                               -------------   -------------    -------------    -------------
                                                               $        53.1   $         8.6    $         3.4    $        41.1
                                                               =============   =============    =============    =============

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

THREE MONTHS ENDED JUNE 30, 2002

                                               REVENUES                    OPERATING
                                 -------------------------------------      PROFIT
                                   OUTSIDE   INTERSEGMENT     TOTAL         (LOSS)
                                 ----------  ------------   ----------    ----------
                                                   (IN MILLIONS)
Rail Group ...................   $    101.1   $     38.3    $    139.4    $    (12.8)
Construction Products Group ..        146.0          0.2         146.2          17.2
Inland Barge Group ...........         57.9           --          57.9           1.1
Industrial Products Group ....         32.4          0.5          32.9          (1.6)
Railcar Leasing and Management
  Services Group .............         26.9           --          26.9           7.1
All Other ....................          1.7          6.5           8.2          (0.9)
Eliminations & Corporate
  Items ......................           --        (45.5)        (45.5)         (6.9)
                                 ----------   ----------    ----------    ----------
Consolidated Total ...........   $    366.0   $       --    $    366.0    $      3.2
                                 ==========   ==========    ==========    ==========


THREE MONTHS ENDED JUNE 30, 2001

                                                    REVENUES                   OPERATING
                                      -------------------------------------      PROFIT
                                        OUTSIDE   INTERSEGMENT     TOTAL         (LOSS)
                                      ----------  ------------   ----------    ----------
                                                         (IN MILLIONS)
Rail Group ........................   $    187.9   $     50.4    $    238.3    $      4.0
Construction Products Group .......        155.7          2.1         157.8          16.8
Inland Barge Group ................         49.6           --          49.6           2.9
Industrial Products Group .........         31.0          0.7          31.7          (0.4)
Railcar Leasing and Management
  Services Group ..................         26.5           --          26.5          10.1
All Other .........................         16.9         10.1          27.0          (3.2)
Eliminations & Corporate Items ....           --        (63.3)        (63.3)         (7.6)
                                      ----------   ----------    ----------    ----------
Consolidated Total ................   $    467.6   $       --    $    467.6    $     22.6
                                      ==========   ==========    ==========    ==========

SIX MONTHS ENDED JUNE 30, 2002

                                                        REVENUES                          OPERATING
                                      ----------------------------------------------        PROFIT
                                         OUTSIDE      INTERSEGMENT         TOTAL            (LOSS)
                                      -------------   -------------    -------------    -------------
                                                               (IN MILLIONS)
Rail Group ........................   $       251.7   $        58.8    $       310.5    $       (25.0)
Construction Products Group .......           258.6             0.7            259.3             24.7
Inland Barge Group ................           119.1              --            119.1              3.0
Industrial Products Group .........            63.1             1.1             64.2             (0.7)
Railcar Leasing and Management
  Services Group ..................            53.6              --             53.6             14.2
All Other .........................             4.2            13.2             17.4             (3.8)
Eliminations & Corporate
  Items ...........................              --           (73.8)           (73.8)           (13.4)
                                      -------------   -------------    -------------    -------------
Consolidated Total ................   $       750.3   $          --    $       750.3    $        (1.0)
                                      =============   =============    =============    =============


SIX MONTHS ENDED JUNE 30, 2001

                                                        REVENUES                          OPERATING
                                      ----------------------------------------------        PROFIT
                                         OUTSIDE      INTERSEGMENT         TOTAL            (LOSS)
                                      -------------   -------------    -------------    -------------
                                                              (IN MILLIONS)
Rail Group ........................   $       366.6   $       165.1    $       531.7    $       (34.6)
Construction Products Group .......           272.3             3.6            275.9             20.1
Inland Barge Group ................           108.0             0.1            108.1              4.7
Industrial Products Group .........            64.2             6.0             70.2             (1.5)
Railcar Leasing and Management
  Services Group ..................            46.6              --             46.6             17.9
All Other .........................            28.6            25.9             54.5            (17.9)
Eliminations & Corporate Items ....              --          (200.7)          (200.7)           (24.3)
                                      -------------   -------------    -------------    -------------
Consolidated Total ................   $       886.3   $          --    $       886.3    $       (35.6)
                                      =============   =============    =============    =============


NOTE 4. GOODWILL

     The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective April 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company has completed the impairment test required upon adoption of SFAS No. 142 and determined there is no impairment to its recorded goodwill balances. There has been no material change in the carrying amount of the Company's goodwill for the six months ended June 30, 2002.

     Had the Company been accounting for its goodwill under SFAS No. 142 for the six months ended June 30, 2001, the Company's net loss and loss per share would have been reduced by $0.6 million and $0.02 per share.

NOTE 5. DEBT

                                                                      JUNE 30,       DECEMBER 31,
                                                                        2002             2001
                                                                    -------------   -------------
                                                                            (IN MILLIONS)
Revolving commitment ............................................   $        80.0   $       288.0
Term commitment .................................................           150.0              --
Warehouse facility ..............................................            37.5              --
6.0-9.25 percent industrial development revenue bonds payable
in varying amounts through 2005 .................................             1.0             1.0

3.0-8.0 percent promissory notes, generally payable annually
through 2005 ....................................................             3.8             4.0

6.96-9.44 percent equipment trust certificates to
institutional investors generally payable in semi-annual
 installments of varying amounts through 2003 ...................             9.3            10.5

7.755 percent equipment trust certificates to institutional
  investors generally payable in semi-annual installments of
  varying amounts through 2009 ..................................           170.0           170.0

11.3 percent notes payable monthly through 2003 .................             1.9             2.8
Other ...........................................................             1.4              --
                                                                    -------------   -------------
                                                                    $       454.9   $       476.3
                                                                    =============   =============

     In June 2002, the Company completed a secured credit agreement for $425 million. The agreement includes a $275 million 3-year revolving commitment and a $150 million 5-year term commitment. The agreement calls for quarterly payments of principal on the term debt in the amount of $0.375 million beginning September 30, 2002 through June 30, 2006 and $36.0 million beginning on September 30, 2006 and ending on the maturity date. Amounts borrowed under the revolving commitment bear interest at LIBOR plus 2.00% (3.84% at June 30, 2002). Amounts borrowed under the term commitment bear interest at LIBOR plus 3.00% (4.84% at June 30, 2002). The agreement is secured by a portion of the Company's accounts receivable and inventory and a portion of its property, plant and equipment. The agreement limits the amount of capital expenditures related to the Company's leasing business, requires maintenance of ratios related to interest coverage, leverage, asset coverage, and minimum net worth and restricts the amount of dividend payments. At June 30, 2002, $230 million was borrowed under this agreement and $102.5 million was available under the facility, net of $92.5 million of letters of credit. At June 30, 2002, the most restrictive of the debt covenants based on trailing twelve month calculations as defined by the debt agreements allow $119.0 million additional principal and $15.6 million additional annual interest expense. Company projections through December 31, 2002 indicate compliance with all covenants.

     In June 2002 the Company's wholly-owned subsidiary Trinity Industries Leasing Company ("TILC") through a newly formed, wholly owned, business trust entered into a $200 million nonrecourse warehouse facility to finance or refinance railcars acquired or owned by TILC. The facility is secured by specific railcars and the underlying leases. Advances under the facility may not exceed 75% of the fair market value of the railcars securing the facility less any excluded assets as defined by the agreement. Advances under the facility bear interest at LIBOR plus 1.775% (3.635% at June 30, 2002) and are due no later than 30 months from the commencement date of the facility. At June 30, 2002, $162.5 million was available under this facility.

     The Company's wholly-owned subsidiary, TILC, sold $170,000,000 of 2002-1 Pass Through Certificates with interest at 7.755%, commencing on August 15, 2002 and due semiannually thereafter. Equipment notes issued by TILC for the benefit of the holders of the Pass Through Certificates are collateralized by interest in certain railcars owned by TILC and the leases pursuant to which such railcars are leased to customers. The equipment notes, including the obligations to make payments of principal and interest thereon are direct obligations of TILC and are fully and unconditionally guaranteed by Trinity Industries, Inc. as guarantor.

     The proceeds of $170 million from the issuance of the equipment notes were used to repay outstanding indebtedness of Trinity as of December 31, 2001.

     Principal payments due during the next five years as of June 30, 2002, including the above Pass Through Certificates, are (in millions) 2003 - $14.6; 2004 - $26.3; 2005 - $134.0; 2006 - $12.3; 2007 - $187.7; and $80.0 thereafter.

NOTE 6. STOCKHOLDERS' EQUITY

     On March 6, 2002, Trinity privately placed a total of 1.5 million unregistered shares of its common stock for net proceeds of $31.3 million. Trinity has now registered these shares.

NOTE 7. DEPOSIT AGREEMENT

     The Company entered into a deposit agreement with Altos Hornos de Mexico, SA de C.V. ("AHMSA") which provides for funds to be deposited with AHMSA which are then used along with other funds from the Company to purchase steel from AHMSA. As of June 30, 2002, total funds on deposit including interest due amounted to approximately $42.5 million. Since May 1999 AHMSA has been operating under a judicial declaration of suspension of payments, which under applicable Mexican law, allows companies in Mexico to (1) seek a debt restructuring agreement with their creditors in an orderly fashion; (2) continue their operations; and (3) avoid declaration of bankruptcy and liquidation of assets. Should AHMSA not be able to operate under the declaration of suspension of payments because of its financial condition, AHMSA's creditors have no access to the funds on deposit and all funds on deposit with AHMSA under Mexican law should be returned to the Company.

NOTE 8. OTHER, NET

     Other (income) expense consists of the following items (in millions):

                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                        JUNE 30,                    JUNE 30,
                                                ------------------------    ------------------------
                                                   2002          2001          2002          2001
                                                ----------    ----------    ----------    ----------
          Gain on sale of property,
            plant and equipment .............   $     (0.2)   $       --    $     (0.4)   $     (1.2)
          Foreign exchange
            transactions ....................          0.8           0.5           1.0          (0.3)
          Loss on equity
            investments .....................          0.3           0.6           1.0           0.7
          Other .............................           --          (0.1)         (0.2)         (0.5)
                                                ----------    ----------    ----------    ----------
            Other, net ......................   $      0.9    $      1.0    $      1.4    $     (1.3)
                                                ==========    ==========    ==========    ==========


NOTE 9. CONTINGENCIES

     In May 2002, a lawsuit was filed against the Company and a coating manufacturer by a tank barge customer seeking recovery of damages related to the customer's corrosion problem with eighteen barges purchased from the Company's Inland Barge Division. The total purchase price of the barges was $27.6 million. The Company believes that the claims are without merit. Issues raised by this litigation have created uncertainty in the industry regarding barge corrosion and its causes. As a result, the Company has had communications with customers ranging from inquiries to threatened litigation. The Company has been gathering substantial scientific and other pertinent data. While management believes, based on this data, the effect of this litigation and issues raised by the litigation related to other customers on the Company's financial position and results of operations will not be material for financial reporting purposes, the ultimate resolution is uncertain.

     In May of 2001, a judgment in the amount of $14.8 million was entered against the Company in a lawsuit brought for an alleged breach of contract involving the proposed production of a composite component for a refrigerated railcar for the Company. The amount of the judgment was accrued by the Company in fiscal 2001. The judgement is currently under appeal by the Company.

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

     During the quarter ended June 30, 2002 the Company signed a managed services contract to implement a new financial system and to outsource certain accounting and processing activities. While expected to produce an overall savings, this project is expected to add five to ten cents per share in incremental costs related to training and other transition costs over the next twelve months. The timing of the charges will depend on project progress but one to two cents per share of the front-end costs may be incurred in the quarter ending September 30, 2002.

     During the quarter ended June 30, 2002 the Company renewed its major insurance policies. Based on these renewals, premium increases will cost the equivalent of approximately 5 cents per share for the remainder of the current year.

UNUSUAL CHARGES

     During the three months ended March 31, 2001, Trinity recorded special pretax charges of approximately $55.8 million, $35.7 million net of tax or $0.97 per share, related primarily to additional plant closings, severance, asset write downs and a litigation reserve for an adverse jury verdict announced May 14, 2001. All of these charges were charged to operating profit. These charges are reflected in the following income statement categories and segments for the six months end June 30, 2001. (in millions).

                                                                                             RAILCAR
                                                                                            LEASING &
                                                     CONSTRUCTION    INLAND    INDUSTRIAL   MANAGEMENT   CORPORATE
                                            RAIL       PRODUCTS       BARGE     PRODUCTS     SERVICES     & OTHER        TOTAL
                                         -----------  -----------  ----------- -----------  -----------  -----------  -----------
Cost of revenues ....................... $      45.9  $        --  $        -- $        --  $        --  $       8.0  $      53.9
Selling, engineering & administrative...         1.3           --           --          --           --          0.6          1.9
                                         -----------  -----------  ----------- -----------  -----------  -----------  -----------
Charged to operating  profit ...........        47.2           --           --          --           --          8.6         55.8
Operating profit (loss) before charges..        12.6         20.1          4.7        (1.5)        17.9        (33.6)       (20.2)
                                         -----------  -----------  ----------- -----------  -----------  -----------  -----------
Operating profit (loss) reported ....... $     (34.6) $      20.1  $       4.7 $      (1.5) $      17.9  $     (42.2) $     (35.6)
                                         ===========  ===========  =========== ===========  ===========  ===========  ===========

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001 -- RESULTS OF OPERATIONS

     Revenues decreased $101.6 million to $366.0 million for the three months ended June 30, 2002 compared to $467.6 million for the three months ended June 30, 2001, a decrease of 21.7%. The decline in revenues was due to the reduction in railcar shipments and a reduction in the Construction Products and All Other groups due to exiting certain lines of business. A temporary halt in the wind towers business also added to the decline in total revenues and revenues in the All Other group.

     The following table reconciles the revenue amounts discussed under each segment with the consolidated total revenues (in millions).

                                                THREE MONTHS ENDED JUNE 30, 2002            THREE MONTHS ENDED JUNE 30, 2001
                                            ----------------------------------------    ----------------------------------------
                                                            REVENUES                                    REVENUES
                                              OUTSIDE     INTERSEGMENT      TOTAL         OUTSIDE     INTERSEGMENT      TOTAL
                                            -----------   ------------   -----------    -----------   ------------   -----------
   Rail Group ...........................   $     101.1   $      38.3    $     139.4    $     187.9   $      50.4    $     238.3
   Construction Products Group ..........         146.0           0.2          146.2          155.7           2.1          157.8
   Inland Barge Group ...................          57.9            --           57.9           49.6            --           49.6
   Industrial Products Group ............          32.4           0.5           32.9           31.0           0.7           31.7
   Railcar Leasing and
   Management ...........................          26.9            --           26.9           26.5            --           26.5
     Services Group
   All Other ............................           1.7           6.5            8.2           16.9          10.1           27.0
   Eliminations & Corporate Items........            --         (45.5)         (45.5)            --         (63.3)         (63.3)
                                            -----------   -----------    -----------    -----------   -----------    -----------
   Consolidated Total ...................   $     366.0   $        --    $     366.0    $     467.6   $        --    $     467.6
                                            ===========   ===========    ===========    ===========   ===========    ===========


     Operating profit decreased $19.4 million to $3.2 million for the three months ended June 30, 2002 compared to $22.6 million for the same period in 2001. Reduced revenues and unabsorbed overhead due to lower volumes caused operating losses in the Rail group. Operating profit for the Inland Barge group was adversely impacted by $0.9 million in cost incurred related to litigation initiated by a tank barge customer in May. The operating loss in the Industrial Products group increased due to a $2.2 million reserve established for a long-term LPG equipment lease receivable from a customer who began operating under bankruptcy protection during the quarter.

     Selling, engineering and administrative expenses decreased $2.0 million to $40.7 million for the three months ended June 30, 2002 compared to $42.7 million for the comparable period in 2001, a decrease of 4.7%. The decrease was a result of lower head count and cost reduction efforts.

     Interest expense, net of interest income, increased $4.1 million to $10.0 million for the three months ended June 30, 2002 compared to $5.9 million for the same period in 2001, an increase of 69.5%. The increase was attributable to a change in rates, to charging off debt issuance costs of $1.3 million related to debt that was replaced with other credit facilities in the current period and lower interest income.

     Other, net was an expense of $0.9 million for the three months ended June 30, 2002 compared to expense of $1.0 million for the comparable period in 2001

     The current year effective tax rate of 26.0% is primarily due to the absence of tax benefits on certain foreign losses.

     Net loss for the three months ended June 30, 2002 was $5.7 million, or $0.13 per diluted share as compared to net income of $9.6 million, or $0.26 per diluted share, for the same period in 2001.

TRINITY RAIL GROUP

                                                                                                 THREE MONTHS
                                                                                                    ENDED
                                                                                                   JUNE 30,
                                                                                          ---------------------------
                                                                                             2002             2001
                                                                                          -----------     -----------
                                                                                                  (IN MILLIONS)
            Revenues ..................................................................   $     139.4     $     238.3
            Operating profit (loss) ...................................................   $     (12.8)    $       4.0
            Operating profit (loss) margin ............................................          (9.2)%           1.7%

     Revenues declined 41.5% for the three months ended June 30, 2002 compared to the same period in 2001. This decline is due to the current downturn in the North American railcar market. Railcar units shipped dropped approximately 69% compared to the prior year to approximately 1,000 cars. Operating profit margins were impacted by the inefficiencies of lower production levels and price pressures in the current competitive environment. With the current railcar market, our domestic shipments are expected to be 4,000 to 5,000 in 2002.

     In the three months ended June 30, 2002, railcar sales to Trinity Industries Leasing Company included in the Rail Group results were $37.0 million compared to $48.1 million in the comparable period in 2001 with operating profit of $1.4 million compared to $2.6 million for the same period in 2001. Sales to Trinity Industries Leasing Company and related profits are eliminated in consolidation.

     In connection with the consolidation of our European railcar operations and the expected completion of a major contract by year end at our United Kingdom facility, we are preparing to close the facility at the end of the current year. As a result, we will have a short-term step-up in deliveries and profitability. This facility produced revenues of $21.9 million in the current quarter with an operating profit of $1.1 million. The Company has provided for estimated closing costs.


CONSTRUCTION PRODUCTS GROUP

                                                                      THREE MONTHS
                                                                         ENDED
                                                                        JUNE 30,
                                                               --------------------------
                                                                  2002            2001
                                                               -----------    -----------
                                                                      (IN MILLIONS)
                         Revenues ..........................   $     146.2    $     157.8
                         Operating profit ..................   $      17.2    $      16.8
                         Operating profit margin ...........          11.8%          10.6%


    Revenues declined 7.4% for the three months ended June 30, 2002 compared to the same period in 2001. The decrease in revenues was primarily due to the closure of two under performing concrete and aggregate locations in Louisiana and, to a lesser extent, continued foreign competition in the fittings business. Operating profit margins increased as a result of cost reduction in the concrete and aggregates and efficiency improvements in the bridge business partially offset by steel cost increases in the highway and safety business not passed on to customers in the quarter.

INLAND BARGE GROUP

                                                                           THREE MONTHS
                                                                               ENDED
                                                                             JUNE 30,
                                                                    --------------------------
                                                                        2002           2001
                                                                    -----------    -----------
                                                                           (IN MILLIONS)
                            Revenues ............................   $      57.9    $      49.6
                            Operating profit ....................   $       1.1    $       2.9
                            Operating profit margin .............           1.9%           5.8%


     Revenues increased 16.7% for the three months ended June 30, 2002 compared to the same period in 2001. The increase in revenues was primarily attributable to increased deliveries of hopper barges. Operating profit was adversely impacted by $0.9 million in cost incurred related to litigation initiated by a tank barge customer in May 2002.

INDUSTRIAL PRODUCTS GROUP

                                                                           THREE MONTHS
                                                                              ENDED
                                                                             JUNE 30,
                                                                    ---------------------------
                                                                       2002             2001
                                                                    -----------     -----------
                                                                           (IN MILLIONS)
                            Revenues ............................   $      32.9     $      31.7
                            Operating profit (loss) .............   $      (1.6)    $      (0.4)
                            Operating profit (loss) margin ......          (4.9)%          (1.3)%

     Revenues increased 3.8% for the three months ended June 30, 2002 compared to the same period in 2001. The increase in revenues is primarily due to a return to more normal demand levels in the Mexico liquefied petroleum gas market. Operating losses increased due to a $2.2 million reserve established for a long-term LPG equipment lease receivable from a customer who began operating under bankruptcy protection during the quarter. Margins in this business have been hurt by reduced demand in the container head business, which is affected by the railcar business and the petrochemical industry.

RAILCAR LEASING AND MANAGEMENT SERVICES GROUP

                                                                                THREE MONTHS
                                                                                    ENDED
                                                                                  JUNE 30,
                                                                         --------------------------
                                                                             2002           2001
                                                                         -----------    -----------
                                                                                (IN MILLIONS)
                            Revenues .................................   $      26.9    $      26.5
                            Operating profit .........................   $       7.1    $      10.1
                            Operating profit margin ..................          26.4%          38.1%


     Revenues for this group include railcar lease revenue and management fees as well as sales of railcars from our lease fleet. Railcar lease revenue and management fees increased $5.8 million over prior year due to the increase in the size of the lease fleet that includes both on-balance sheet railcars and railcars we lease under operating leases. Operating profit was down due to the increased size of the fleet that we lease compared to the fleet we own. This shift resulted from the fact that, in the March quarter a year ago, we were building a substantial portfolio of lease cars that were subsequently moved from owned cars to leased cars later in the year in a sale and leaseback transaction described in our report on Form 10-K. The reason that leased cars result in lower operating profit margins is that operating lease expense on the railcars we lease includes both a depreciation component and an interest component that is charged to operating expense. For owned cars, only a depreciation component is charged to operating expense. Also affecting operating profit this quarter was a reduction in the lease fleet utilization and reduced pricing. Selling, engineering and administrative expense also increased due to our strategy to grow both the lease fleet and the managed car fleet.

     Revenues from the sale of railcars from the lease fleet were $0.3 million in the three months ended June 30, 2002 and $5.7 million in the same period in 2001. Operating profits on these sales were $0.1 million for the three months ended June 30, 2002 and $1.1 million in the same period in 2001.

ALL OTHER

     Revenues in All Other decreased to $8.2 million in the three months ended June 30, 2002 from $27.0 million for the three months ended June 30, 2001. This decrease is primarily due to discontinuing the concrete mixer and related products business in 2001. Additionally, a temporary halt in the wind tower business this year contributed to lower revenues and operating profit.

     Operating loss was $0.9 for the three months ended June 30, 2002, and $3.2 in the same period in 2001. The operating loss in the same period in 2001 was due primarily to operating losses associated with the discontinued e-commerce initiatives.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001 -- RESULTS OF OPERATIONS

     Revenues decreased $136.0 million to $750.3 million for the six months ended June 30, 2002 compared to $886.3 million for the six months ended June 30, 2001, a decrease of 15.3%. The decline in revenues was due to the reduction in railcar shipments and a reduction in the Construction Products and All Other groups due to exiting certain lines of business. A temporary halt in the wind towers business also added to the decline in total revenues and revenues in the All Other group.

     The following table reconciles the revenue amounts discussed under each segment with the consolidated total revenues (in millions).

                                            SIX MONTHS ENDED JUNE 30, 2002              SIX MONTHS ENDED JUNE 30, 2001
                                       ----------------------------------------    ----------------------------------------
                                                       REVENUES                                    REVENUES
                                         OUTSIDE     INTERSEGMENT      TOTAL         OUTSIDE     INTERSEGMENT      TOTAL
                                       -----------   ------------   -----------    -----------   ------------   -----------
   Rail Group ........................ $    251.7   $      58.8    $     310.5    $     366.6   $     165.1    $     531.7
   Construction Products Group .......      258.6           0.7          259.3          272.3           3.6          275.9
   Inland Barge Group ................      119.1            --          119.1          108.0           0.1          108.1
   Industrial Products Group .........       63.1           1.1           64.2           64.2           6.0           70.2
   Railcar Leasing and Management
     Services Group ..................       53.6            --           53.6           46.6            --           46.6
   All Other .........................        4.2          13.2           17.4           28.6          25.9           54.5
   Eliminations & Corporate Items ....         --         (73.8)         (73.8)            --        (200.7)        (200.7)
                                       -----------   -----------    -----------    -----------   -----------    -----------
   Consolidated Total ................ $    750.3   $        --    $     750.3    $     886.3   $        --    $     886.3
                                       ===========   ===========    ===========    ===========   ===========    ===========

     Operating loss decreased $34.6 million to $1.0 million for the six months ended June 30, 2002 compared to a loss of $35.6 million for the same period in 2001. Special charges for the six months ended June 30, 2001 were $55.8 million. Reduced revenues and unabsorbed overhead due to lower volumes caused operating losses in the Rail group. Operating profit for Inland Barge group was adversely impacted by $0.9 million in cost incurred related to litigation initiated by a tank barge customer in May. The operating loss in the Industrial Products group was impacted by a $2.2 million reserve established for a long-term LPG equipment lease receivable from a customer who began operating under bankruptcy protection during the second quarter. Improved operating profits in the Construction Products and All Other groups were due to exiting unprofitable business.

     Selling, engineering and administrative expenses decreased $13.1 million to $81.2 million for the six months ended June 30, 2002 compared to $94.3 million for the comparable period in 2001, a decrease of 13.9%. The decrease was a result of lower head count, cost reduction efforts and special charges recorded in the prior year.

     Interest expense, net of interest income increased $4.6 million to $16.7 million for the six months ended June 30, 2002 compared to $12.1 million for the same period in 2001, an increase of 38.0%. The increase was attributed to a change in rates, to charging off debt issuance costs of $1.3 million related to debt that was replaced with other credit facilities in the current period and lower interest income.

     Other, net was an expense of $1.4 million for the six months ended June 30, 2002 compared to income of $1.3 million for the comparable period in 2001. The decrease was due to a lesser amount of gains on sale of property, plant and equipment in the current period compared to the same period last year and foreign exchange losses in the current period compared to gains in the prior year period.

     The current year effective tax rate of 25.1% is primarily due to the absence of tax benefits on certain foreign losses.

     Net loss for the six months ended June 30, 2002 was $14.3 million, or $0.32 per diluted share as compared to a net loss of $30.1 million, or $0.81 per diluted share, the same period in 2001.

TRINITY RAIL GROUP

                                                                                    SIX MONTHS
                                                                                       ENDED
                                                                                      JUNE 30,
                                                                              ---------------------------
                                                                                 2002             2001
                                                                              -----------     -----------
                                                                                     (IN MILLIONS)
                         Revenues .........................................   $     310.5     $     531.7
                         Operating profit (loss) including unusual
                           charges ........................................   $     (25.0)    $     (34.6)
                         Operating profit (loss) before unusual
                           charges ........................................   $     (25.0)    $      12.6
                         Operating profit (loss) margin before
                           unusual charges ................................          (8.1)%           2.4%

     Revenues declined 41.6% for the six months ended June 30, 2002 compared to the same period in 2001. This decline is due to the current downturn in the North American railcar market. Railcar units shipped dropped approximately 68% compared to the prior year to approximately 2,200 cars. Operating profit (loss) margins were impacted by the inefficiencies of lower production levels and price pressures in the current competitive environment.

     In the six months ended June 30, 2002, railcar sales to Trinity Industries Leasing Company included in the Rail Group results were $57.0 million compared to $161.1 million in the comparable period in 2001 with operating profit of $2.2 million in 2002 compared to $8.5 million for the same period in 2001. Sales to Trinity Industries Leasing Company and related profits are eliminated in consolidation.

CONSTRUCTION PRODUCTS GROUP

                                                                                SIX MONTHS
                                                                                   ENDED
                                                                                 JUNE 30,
                                                                         --------------------------
                                                                             2002           2001
                                                                         -----------    -----------
                                                                                 (IN MILLIONS)
                         Revenues ....................................   $     259.3    $     275.9
                         Operating profit ............................   $      24.7    $      20.1
                         Operating profit margin .....................           9.5%           7.3%


     Revenues declined 6.0% for the six months ended June 30, 2002 compared to the same period in 2001. The decrease in revenues was primarily attributable to closing under performing concrete and aggregate locations in Louisiana in the second quarter and exiting the sheet pile, flange and valve businesses. Operating profit margins increased as a result of cost reductions in the concrete and aggregate, elimination of unprofitable products, and efficiency improvements in the bridge business partially offset by steel cost increases in the highway and safety business not passed on to customers.

INLAND BARGE GROUP

                                                                                SIX MONTHS
                                                                                   ENDED
                                                                                 JUNE 30,
                                                                         --------------------------
                                                                             2002           2001
                                                                         -----------    -----------
                                                                                (IN MILLIONS)
                            Revenues .................................   $     119.1    $     108.1
                            Operating profit .........................   $       3.0    $       4.7
                            Operating profit margin ..................           2.5%           4.3%


     Revenues increased 10.2% for the six months ended June 30, 2002 compared to the same period in 2001. The increase in revenues was primarily attributable to increased deliveries of hopper barges. Operating profit was lower primarily due to cost incurred related to litigation initiated by a tank barge customer in May 2002 and higher prior year margins on deck barges.

INDUSTRIAL PRODUCTS GROUP

                                                                                SIX MONTHS
                                                                                  ENDED
                                                                                 JUNE 30,
                                                                         ---------------------------
                                                                            2002             2001
                                                                         -----------     -----------
                                                                                (IN MILLIONS)
                            Revenues .................................   $      64.2     $      70.2
                            Operating profit (loss) ..................   $      (0.7)    $      (1.5)
                            Operating profit (loss) margin ...........          (1.1)%          (2.1)%


     Revenues decreased 8.5% for the three months ended June 30, 2002 compared to the same period in 2001. The decrease in revenues is primarily due to below normal demand levels in the Mexico liquefied petroleum gas market. Operating losses were impacted by a $2.2 million reserve established for a long-term LPG equipment lease receivable from a customer who began operating under bankruptcy protection during the second quarter.

RAILCAR LEASING AND MANAGEMENT SERVICES GROUP

                                                                                     SIX MONTHS
                                                                                        ENDED
                                                                                      JUNE 30,
                                                                              --------------------------
                                                                                 2002            2001
                                                                              -----------    -----------
                                                                                    (IN MILLIONS)
                            Revenues ......................................   $      53.6    $      46.6
                            Operating profit ..............................   $      14.2    $      17.9
                            Operating profit margin .......................          26.5%          38.4%


     Revenues for this group include railcar lease revenue and management fees as well as sales of railcars from our lease fleet. Railcar lease revenue and management fees increased $13.6 million over prior year due to the increase in the size of the lease fleet that includes both on-balance sheet railcars and railcars we lease under operating leases. Operating profit is down due to the increased size of the fleet that we lease compared to the fleet we own. This shift resulted from the fact that, in the March quarter a year ago, we were building a substantial portfolio of lease cars that were subsequently moved from owned cars to leased cars later in the year in a sale and leaseback transaction described in our report on Form 10-K. The reason that leased cars result in lower operating profit margins is that operating lease expense on the railcars we lease includes both a depreciation component and an interest component that is charged to operating expense. For owned cars, only a depreciation component is charged to operating expense. Also affecting operating profit this quarter was a reduction in the lease fleet utilization and reduced pricing. Selling, engineering and administrative expense also increased due to our strategy to grow both the lease fleet and the managed car fleet.

     Revenues from the sale of railcars from the lease fleet of $1.3 million in the six months ended June 30, 2002 and $7.5 million in the same period in 2001. Operating profits on these sales were $0.2 million for the six months ended June 30, 2002 and $1.4 million in the same period in 2001.

ALL OTHER

     Revenues in All Other decreased to $17.4 million in the six months ended June 30, 2002 from $54.5 million for the six months ended June 30, 2001. This decrease is primarily due to discontinuing the concrete mixer and related products business in 2001. Additionally, a temporary slowdown in the wind tower business contributed to lower revenues and operating profits.

     Operating loss was $3.8 million for the six months ended June 30, 2002, and $17.9million in the same period in 2001. Restructuring charges included in the six months ended June 30, 2001 were $8.0 million primarily related to exiting the concrete mixer and related products business referred to above and environmental liabilities. Excluding restructuring charges, a larger operating loss was recorded in the same period in 2001 due primarily to operating losses associated with concrete mixer and related products business.

INSERT B

RANGE OF EXPECTED LOSSES

Our outlook for the year is a consolidated loss per share in the range of 25 to 40 cents per share.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the six months ended June 30, 2002 was $53.5 million compared to $62.0 million for the same period in 2001. Reductions in working capital were offset by a net loss in the current period. Capital expenditures for the six months ended June 30, 2002 were $66.3 million, of which $55.1 million was for additions to the lease portfolio. This compares to $158.8 million of capital expenditures for the same period last year, of which $130.5 million was for additions to the lease portfolio. Proceeds from the sale of property, plant and equipment were $2.2 million for the six months ended June 30, 2002 composed primarily of the sale of cars from the lease fleet in 2002, compared to $98.2 million for the same period in 2001.

     We expect to finance future operating requirements with cash flows from operations, long-term and short-term debt, and privately placed equity.

     In June 2002, the Company completed a secured credit agreement for $425 million. The agreement includes a $275 million 3-year revolving commitment and a $150 million 5-year term commitment. The agreement calls for quarterly payments of principal on the term debt in the amount of $0.375 million beginning September 30, 2002 through June 30, 2006 and $36.0 million beginning on September 30, 2006 and ending on the maturity date. Amounts borrowed under the revolving commitment bear interest at LIBOR plus 2.00% (3.84% at June 30, 2002). Amounts borrowed under the term commitment bear interest at LIBOR plus 3.00% (4.84% at June 30, 2002). The agreement is secured by a portion of the Company's accounts receivable and inventory and a portion of its property, plant and equipment. The agreement limits the amount of capital expenditures related to the Company's leasing business, requires maintenance of ratios related to interest coverage, leverage, asset coverage, and minimum net worth and restricts the amount of dividend payments. At June 30, 2002, $230 million was borrowed under this agreement and $102.5 million was available under the facility, net of $92.5 million of letters of credit. At June 30, 2002, the most restrictive of the debt covenants based on trailing twelve month calculations as defined by the debt agreements allow $119.0 million additional principal and $15.6 million additional annual interest expense. Company projections through December 31, 2002 indicate compliance with all covenants.

     In June 2002 the Company's wholly-owned subsidiary Trinity Industries Leasing Company ("TILC") through a newly formed, wholly owned, business trust entered into a $200 million nonrecourse warehouse facility to finance or refinance railcars acquired or owned by TILC. The facility is secured by specific railcars and the underlying leases. Advances under the facility may not exceed 75% of the fair market value of the railcars securing the facility less any excluded assets as defined by the agreement. Advances under the facility bear interest at LIBOR plus 1.775% (3.635% at June 30, 2002) and are due no later than 30 months from the commencement date of the facility. At June 30, 2002, $162.5 million was available under this facility.

     The Company's wholly-owned subsidiary, TILC, sold $170,000,000 of 2002-1 Pass Through Certificates with interest at 7.755%, commencing on August 15, 2002 and due semiannually thereafter. Equipment notes issued by TILC for the benefit of the holders of the Pass Through Certificates are collateralized by interest in certain railcars owned by TILC and the leases pursuant to which such railcars are leased to customers. The equipment notes, including the obligations to make payments of principal and interest thereon are direct obligations of TILC and are fully and unconditionally guaranteed by Trinity Industries, Inc. as guarantor.

     On March 6, 2002, we privately placed a total of 1.5 million unregistered shares of our common stock for net proceeds of $31.3 million. We have registered these shares.

     CONTRACTUAL OBLIGATION AND COMMERCIAL COMMITMENTS

     As of June 30, 2002 other commercial commitments related to letters of credit has increased to $92.5 million from $81.2 as of December 31, 2001. Other commercial commitments related to operating leases under sale/leaseback transactions were unchanged.

     FORWARD LOOKING STATEMENTS. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not historical facts are forward-looking statements and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performance, estimates, projections, goals and forecasts. Potential factors which could cause our actual results of operations to differ materially from those in the forward-looking statements include:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         There has been no material change in our market risks since December 31, 2001.

                                     PART II


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the Annual Meeting of Stockholders held May 13, 2002, stockholders elected nine incumbent directors for a one-year term (Proposal 1) and approved ratification of Ernst & Young LLP as independent auditors for the year ending December 31, 2002 (Proposal 2). The vote tabulation follows for each proposal:

Proposal 1 - Election of Directors

               Nominee                                           For                    Withheld
         -------------------                                  ----------                --------
         David W. Biegler                                     40,139,105                441,917
         Craig J. Duchossois                                  40,257,010                324,012
         Ronald J. Gafford                                    40,298,171                282,851
         Barry J. Galt                                        40,168,498                412,524
         Clifford J. Grum                                     40,176,179                404,843
         Jess T. Hay                                          40,219,051                361,971
         Diana S. Natalicio                                   40,331,306                249,716
         Timothy R. Wallace                                   40,296,710                284,312
         W. Ray Wallace                                       40,173,264                407,758

Proposal 2 - Independent Auditors


        For                 Against                 Abstentions
        ---                 -------                 -----------
    39,642,850              906,350                  31,822

ITEM 5. OTHER INFORMATION

         During the second quarter, Trinity disclosed to the U. S. Treasury Department's Office of Foreign Assets Control ("OFAC") that its Mexican subsidiary, Trinity Industries de Mexico, S.A. ("TIMSA"), last year sold, in one isolated transaction, four liquid petroleum gas ("LPG") storage tanks to a second Mexican company which were ultimately delivered to Cuba. LPG tanks are typically used to store liquefied petroleum gas for residential heating and cooking. TIMSA made this sale relying upon a legal opinion from its outside legal counsel in Mexico. Trinity did not authorize or approve the sale and only became aware of it after the LPG tanks had been delivered to Cuba. Upon learning of the sale, Trinity retained independent counsel to investigate the incident and subsequently made the voluntary disclosure to OFAC. Trinity is cooperating fully with OFAC to resolve the matter. In the opinion of management, the Company will incur no liability in connection with this matter that will be material for financial reporting purposes.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

         Exhibit Number                         Description

            10.1 Credit Agreement dated as of June 4, 2002 among Trinity Industries, Inc., as Borrower, JPMorgan Chase Bank, individually as a Lender and Issuing Bank and as Administrative Agent, and Dresdner Bank AG, New York and Grand Cayman Branches and The Royal Bank of Scotland plc., each individually as a Lender and collectively as Syndication Agents, and certain other Lenders party thereto from time to time.

            10.2 Warehouse Loan Agreement dated as of June 27, 2002 among Trinity Industries Leasing Company, Trinity Rail Leasing Trust II, the Borrower, Credit Suisse First Boston, New York Branch, as Agent, and the Lenders party thereto from time to time.

            10.12.3 Amendment No. 3 to the Trinity Industries, Inc. 1998 Stock Option and Incentive Plan.

            99.1 Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2 Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

          (1) Trinity filed a Current Report on Form 8-K dated July 25, 2002, reporting, under Item 5, operating results for the three months ended June 30, 2002. Pursuant to Form 8-K: under Item 7, the news release dated July 24, 2002 and conference call scripts of July 25, 2002 of various officers were filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


            TRINITY INDUSTRIES, INC.             By: /s/ Jim S. Ivy
            Registrant                              ----------------------------
                                                    Jim S. Ivy
                                                    Senior Vice President and
                                                    Chief Financial Officer
                                                    August 12, 2002

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 10.1          Credit Agreement dated as of June 4, 2002 among Trinity
               Industries, Inc., as Borrower, JPMorgan Chase Bank, individually as a Lender and Issuing Bank and as Administrative Agent, and
               Dresdner Bank AG, New York and Grand Cayman Branches and The
               Royal Bank of Scotland plc., each individually as a Lender and collectively as Syndication Agents, and certain other Lenders party thereto from time to time.

 10.2          Warehouse Loan Agreement dated as of June 27, 2002 among Trinity
               Industries Leasing Company, Trinity Rail Leasing Trust II, the
               Borrower, Credit Suisse First Boston, New York Branch, as Agent, and the Lenders party thereto from time to time.

 10.12.3 Amendment No. 3 to the Trinity Industries, Inc. 1998 Stock Option and Incentive Plan.

 99.1 Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 99.2 Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.