Form 10-Q
period 2002-09-30
TRINITY INDUSTRIES INC
filed 2002-11-08
CIK 99780

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

     AT OCTOBER 31, 2002 THERE WERE 45,899,455 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

                            TRINITY INDUSTRIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                              CAPTION                                      PAGE
                                                              -------                                      ----

                PART I                FINANCIAL INFORMATION

                Item 1.               Financial Statements...............................................   3

                Item 2.               Management's Discussion and Analysis of Financial
                                        Condition and Results of Operations..............................  15

                Item 3.               Quantitative and Qualitative Disclosures about Market Risk.........  24

                Item 4.               Controls and Procedures............................................  24

                PART II               OTHER INFORMATION

                Item 1.               Legal Proceedings..................................................  25

                Item 6.               Exhibits and Reports on Form 8-K...................................  26

                SIGNATURES            ...................................................................  27

                CERTIFICATES          ...................................................................  28

ITEM 1.  FINANCIAL STATEMENTS

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                           2002                2001
                                                       -------------      -------------
                                                                  (UNAUDITED)
                                                    (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

Revenues .........................................     $       387.6      $       372.9
Operating costs:
  Cost of revenues ...............................             334.8              314.3
  Selling, engineering and administrative
     expenses ....................................              39.1               39.8
                                                       -------------      -------------
                                                               373.9              354.1
                                                       -------------      -------------
Operating profit .................................              13.7               18.8

Other (income) expense:
  Interest income ................................              (0.3)              (0.2)
  Interest expense ...............................               9.1                6.5
  Other, net .....................................              (3.4)               0.1
                                                       -------------      -------------
                                                                 5.4                6.4
                                                       -------------      -------------
Income before income taxes .......................               8.3               12.4
Provision for income taxes .......................               2.1                4.5
                                                       -------------      -------------
Net income .......................................     $         6.2      $         7.9
                                                       =============      =============

Net income per common share:
  Basic ..........................................     $        0.14      $        0.21
                                                       =============      =============
  Diluted ........................................     $        0.14      $        0.21
                                                       =============      =============

Weighted average number of shares outstanding:
  Basic ..........................................              45.5               37.0
  Diluted ........................................              45.6               37.2



See accompanying notes to consolidated financial statements.

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                           2002              2001
                                                      -------------      ------------
                                                                (UNAUDITED)
                                                   (IN MILLIONS EXCEPT PER SHARE AMOUNTS)

Revenues .........................................     $    1,137.9      $    1,259.2
Operating costs:
  Cost of revenues ...............................          1,004.9           1,141.9
  Selling, engineering and administrative
     expenses ....................................            120.3             134.1
                                                       ------------      ------------
                                                            1,125.2           1,276.0
                                                       ------------      ------------

Operating profit loss) ...........................             12.7             (16.8)

Other (income) expense:
  Interest income ................................             (0.9)             (3.3)
  Interest expense ...............................             26.4              21.7
  Other, net .....................................             (2.0)             (1.2)
                                                       ------------      ------------
                                                               23.5              17.2
                                                       ------------      ------------
Loss before income taxes .........................            (10.8)            (34.0)
Provision (benefit) for income taxes .............             (2.7)            (11.8)
                                                       ------------      ------------
Net loss .........................................     $       (8.1)     $      (22.2)
                                                       ============      ============

Net loss per common share:
  Basic ..........................................     $      (0.18)     $      (0.60)
                                                       ============      ============
  Diluted ........................................     $      (0.18)     $      (0.60)
                                                       ============      ============

Weighted average number of shares outstanding:
  Basic ..........................................             44.5              37.0
  Diluted ........................................             44.5              37.0




See accompanying notes to consolidated financial statements.

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                                   2002              2001
                                                                               ------------      ------------
                                                                               (UNAUDITED)
                                                                                      (IN MILLIONS)
ASSETS
Cash and cash equivalents ................................................     $       14.9      $       22.2

Receivables, net of allowance ............................................            192.4             194.5

Income tax receivable ....................................................              8.1               9.8
Inventories:
    Raw materials and supplies ...........................................            131.6             159.5
    Work in process ......................................................             48.8              42.4
    Finished goods .......................................................             63.3              73.3
                                                                               ------------      ------------
                                                                                      243.7             275.2


Property, plant and equipment, at cost ...................................          1,542.9           1,434.9

Less accumulated depreciation ............................................           (616.5)           (555.8)
                                                                               ------------      ------------

                                                                                      926.4             879.1


Goodwill .................................................................            417.9             415.7

Other assets .............................................................            189.0             155.5
                                                                               ------------      ------------
                                                                               $    1,992.4      $    1,952.0
                                                                               ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY


Accounts payable and accrued liabilities .................................     $      372.3      $      424.9
Long-term debt ...........................................................            504.0             476.3
Other liabilities ........................................................             87.5              41.4
                                                                               ------------      ------------

                                                                                      963.8             942.6

Stockholders' equity:
  Common stock -- shares issued and outstanding at
     September 30, 2002 - 50.9; at December 31, 2001 - 51.0 ..............             50.9              51.0

  Capital in excess of par value .........................................            442.1             464.7

  Retained earnings ......................................................            686.9             703.4

  Accumulated other comprehensive loss ...................................            (22.3)            (26.0)

  Treasury stock (5.0 shares at September 30, 2002 and 6.6 shares at
     December 31, 2001) ..................................................           (129.0)           (183.7)
                                                                               ------------      ------------

                                                                                    1,028.6           1,009.4
                                                                               ------------      ------------

                                                                               $    1,992.4      $    1,952.0
                                                                               ============      ============

See accompanying notes to consolidated financial statements.

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS CASH FLOWS

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                               --------------------------------
                                                                                   2002                2001
                                                                               -------------      -------------
                                                                                         (UNAUDITED)
                                                                                        (IN MILLIONS)
Operating activities:
  Net loss ...............................................................     $        (8.1)     $       (22.2)
  Adjustments to reconcile net loss to net cash provided by
      operating activities:
      Depreciation and amortization ......................................              67.8               67.2
      Deferred income taxes ..............................................              40.1               15.1
      Gain on sale of property, plant, equipment and
          other assets ...................................................              (4.7)              (1.9)
      Unusual charges ....................................................                --               55.8
      Other ..............................................................               2.9              (16.3)
      Changes in assets and liabilities, net of effects
          from  acquisitions and unusual charges:
              (Increase) decrease in receivables .........................               3.8              (26.7)
              Decrease in inventories ....................................              31.5               64.8

              Increase in other assets ...................................             (33.5)              (1.0)
              Decrease in accounts payable and accrued liabilities .......             (47.7)             (27.7)
              Increase in other liabilities ..............................               6.0                4.6
                                                                               -------------      -------------
               Total adjustments .........................................              66.2              133.9
                                                                               -------------      -------------

Net cash provided by operating activities ................................              58.1              111.7
                                                                               -------------      -------------

Investing activities:

  Proceeds from sale of property, plant, and
      equipment ..........................................................              13.9              146.1

  Capital expenditures ...................................................            (123.2)            (229.2)

  Payment for purchase of acquisitions, net of cash acquired .............              (1.4)                --
                                                                               -------------      -------------
  Net cash required by investing activities ..............................            (110.7)             (83.1)
                                                                               -------------      -------------


Financing activities:
  Issuance of common stock ...............................................              31.2                 --
  Net borrowings of short-term debt ......................................                --                3.4
  Payments to retire long-term debt ......................................            (370.2)             (23.9)
  Proceeds from issuance of long-term debt ...............................             397.9                 --
  Dividends paid .........................................................             (13.6)             (19.9)
                                                                               -------------      -------------
  Net cash provided (used) by financing activities .......................              45.3              (40.4)
                                                                               -------------      -------------
Net decrease in cash and cash equivalents ................................              (7.3)             (11.8)
Cash and cash equivalents at beginning of period .........................              22.2               14.8
                                                                               -------------      -------------
Cash and cash equivalents at end of period ...............................     $        14.9      $         3.0
                                                                               =============      =============

See accompanying notes to consolidated financial statements.

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                   COMMON      COMMON      CAPITAL              ACCUMULATED
                                   SHARES       STOCK     IN EXCESS                OTHER                    TREASURY      TOTAL
                               (100,000,000   $1.00 PAR    OF PAR    RETAINED  COMPREHENSIVE   TREASURY     STOCK AT   STOCKHOLDERS'
                                AUTHORIZED)     VALUE      VALUE     EARNINGS      LOSS         SHARES        COST       EQUITY
                               ------------   ---------   ---------  --------  -------------  -----------   ---------  -------------
                                                           (IN MILLIONS EXCEPT SHARE AND PER SHARE DATA)
Balance at December 31, 2001     50,946,351   $    51.0   $   464.7  $  703.4    $   (26.0)    (6,608,522)  $  (183.7)   $ 1,009.4
  Net loss ..................            --          --          --      (8.1)          --             --          --         (8.1)
  Currency translation
    adjustments .............            --          --          --        --          4.0             --          --          4.0
  Unrealized (loss) on
    derivative financial
    instruments and foreign
    exchange contracts ......            --          --          --        --         (0.3)            --          --         (0.3)
                                                                                                                         ---------
        Comprehensive loss ..                                                                                                 (4.4)
  Cash dividends ($0.18 per
    share) ..................            --          --          --      (8.4)          --             --          --         (8.4)
  Stock issued ..............            --          --       (19.9)       --           --      1,500,000        51.1         31.2
  Other .....................        (8,129)       (0.1)       (2.7)       --           --         67,813         3.6          0.8
                                -----------   ---------   ---------  --------    ---------    -----------   ---------    ---------
Balance at September 30,
  2002 ......................    50,938,222   $    50.9   $   442.1  $  686.9    $   (22.3)    (5,040,709)  $  (129.0)   $ 1,028.6
                                ===========   =========   =========  ========    =========    ===========   =========    =========


See accompanying notes to consolidated financial statements.

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

    The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and subsidiaries ("Trinity" or the "Company"). We changed our year-end in 2001 from March 31 to December 31. In the opinion of management, all adjustments (consisting only of normal and recurring adjustments) considered necessary for a fair presentation have been made. Because of seasonal and other factors, the results of operations for the three-month and nine-month periods ended September 30, 2002 may not be indicative of expected results of operations for the year ending December 31, 2002. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K Report for the nine months ended December 31, 2001.

NOTE 2. UNUSUAL CHARGES

    In the three months ended March 31, 2001, the Company recorded pretax charges of $55.8 million, $35.7 million after tax, or $0.97 per share, related primarily to additional plant closings, severance, asset write downs and a litigation reserve for an adverse jury verdict announced on May 14, 2001.

     Restructuring and other reserve activity for the nine months ended September 30, 2002 is:

                                                   RESERVES                                                RESERVES
                                                 DECEMBER 31,                                            SEPTEMBER 30,
                                                    2001              PAYMENT       RECLASSIFICATIONS        2002
                                                 ------------      ------------     -----------------    -------------
                                                                             (in millions)
Property, plant & equipment
  -- write-downs to net realizable
  value to be disposed of and related
  shut-down costs and other asset write
  downs ...................................      $       18.9      $        5.7       $       (3.8)      $        9.4
Environmental liabilities .................              11.1                --                 --               11.1
Severance costs ...........................               4.9               2.1                 --                2.8
Adverse jury verdict ......................              14.8                --                 --               14.8
Asset-write downs and exit cost related
   to wholly owned businesses .............               0.2               0.2                 --                 --
Other .....................................               3.2               1.0                 --                2.2
                                                 ------------      ------------       ------------       ------------
                                                 $       53.1      $        9.0       $       (3.8)      $       40.3
                                                 ============      ============       ============       ============

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


THREE MONTHS ENDED SEPTEMBER 30, 2002

                                                               REVENUES                             OPERATING
                                          -------------------------------------------------           PROFIT
                                            OUTSIDE         INTERSEGMENT          TOTAL               (LOSS)
                                          ------------      ------------       ------------       ------------
                                                                       (IN MILLIONS)

Rail Group .........................      $      123.2      $       34.7       $      157.9       $       (6.1)
Construction Products Group ........             141.4               0.1              141.5               17.2
Inland Barge Group .................              47.7                --               47.7                1.3
Industrial Products Group ..........              40.0               1.0               41.0                3.0
Railcar Leasing and Management
  Services Group ...................              28.1                --               28.1                7.2
All Other ..........................               7.2               7.3               14.5               (1.1)
Eliminations & Corporate
  Items ............................                --             (43.1)             (43.1)              (7.8)
                                          ------------      ------------       ------------       ------------
Consolidated Total .................      $      387.6      $         --       $      387.6       $       13.7
                                          ============      ============       ============       ============


THREE MONTHS ENDED SEPTEMBER 30, 2001

                                                                 REVENUES                              OPERATING
                                              -------------------------------------------------          PROFIT
                                                OUTSIDE         INTERSEGMENT          TOTAL              (LOSS)
                                              ------------      ------------       ------------       ------------
                                                                         (IN MILLIONS)
Rail Group .............................      $       95.5      $       48.8       $      144.3       $       (3.6)
Construction Products Group ............             144.5               1.7              146.2               17.8
Inland Barge Group .....................              50.6                --               50.6                2.1
Industrial Products Group ..............              38.8               0.8               39.6                2.4
Railcar Leasing and Management
  Services Group .......................              24.6                --               24.6                9.1
All Other ..............................              18.9               9.4               28.3               (2.0)
Eliminations & Corporate Items .........                --             (60.7)             (60.7)              (7.0)
                                              ------------      ------------       ------------       ------------
Consolidated Total .....................      $      372.9      $         --       $      372.9       $       18.8
                                              ============      ============       ============       ============

NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                                 REVENUES                              OPERATING
                                              -------------------------------------------------          PROFIT
                                                OUTSIDE         INTERSEGMENT          TOTAL              (LOSS)
                                              ------------      ------------       ------------       ------------
                                                                         (IN MILLIONS)
Rail Group .............................      $      374.9      $       93.5       $      468.4       $      (31.1)
Construction Products Group ............             400.0               0.8              400.8               41.9
Inland Barge Group .....................             166.8                --              166.8                4.3
Industrial Products Group ..............             103.1               2.1              105.2                2.3
Railcar Leasing and Management
  Services Group .......................              81.7                --               81.7               21.4
All Other ..............................              11.4              20.5               31.9               (4.9)
Eliminations & Corporate
  Items ................................                --            (116.9)            (116.9)             (21.2)
                                              ------------      ------------       ------------       ------------
Consolidated Total .....................      $    1,137.9      $         --       $    1,137.9       $       12.7
                                              ============      ============       ============       ============


NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                    REVENUES                              OPERATING
                                                 -------------------------------------------------          PROFIT
                                                   OUTSIDE         INTERSEGMENT          TOTAL              (LOSS)
                                                 ------------      ------------       ------------       ------------
                                                                          (IN MILLIONS)
Rail Group ................................      $      462.1      $      213.9       $      676.0       $      (38.2)
Construction Products Group ...............             416.8               5.3              422.1               37.9
Inland Barge Group ........................             158.6               0.1              158.7                6.8
Industrial Products Group .................             103.0               6.8              109.8                0.9
Railcar Leasing and Management
  Services Group ..........................              71.2                --               71.2               27.0
All Other .................................              47.5              35.3               82.8              (19.9)
Eliminations & Corporate Items ............                --            (261.4)            (261.4)             (31.3)
                                                 ------------      ------------       ------------       ------------
Consolidated Total ........................      $    1,259.2      $         --       $    1,259.2       $      (16.8)
                                                 ============      ============       ============       ============


NOTE 4. GOODWILL

     The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective April 1, 2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise. The Company completed the impairment test required upon adoption of SFAS No. 142 and determined there was no impairment to its recorded goodwill balances. There has been no material change in the carrying amount of the Company's goodwill for the nine months ended September 30, 2002. While the Company believes the cyclical downturn of the railcar industry in North America has not permanently impaired the carrying value of goodwill, impairment tests required by SFAS 142 will be completed in the fourth quarter.

    Had the Company been accounting for its goodwill under SFAS No. 142 for the entire nine months ended September 30, 2001, the Company's net loss and loss per share would have been reduced by $0.6 million and $0.02 per share.

NOTE 5. DEBT

                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                            2002              2001
                                                                       -------------      -------------
                                                                               (IN MILLIONS)

Revolving commitment ............................................      $        96.0      $       288.0
Term commitment .................................................              149.6                 --
Warehouse facility ..............................................               75.8                 --
6.0-9.25 percent industrial development revenue bonds payable
in varying amounts through 2005 .................................                0.9                1.0
3.0-8.0 percent promissory notes, generally payable annually
through 2005 ....................................................                3.7                4.0
6.96-9.44 percent equipment trust certificates to
institutional investors generally payable in semi-annual
installments of varying amounts through 2003 ....................                5.1               10.5
7.755 percent equipment trust certificates to institutional
  investors generally payable in semi-annual installments of
  varying amounts through 2009 ..................................              170.0              170.0
11.3 percent notes payable monthly through 2003 .................                1.4                2.8
Other ...........................................................                1.5                 --
                                                                       -------------      -------------
                                                                       $       504.0      $       476.3
                                                                       =============      =============

    In June 2002, the Company completed a secured credit agreement for $425 million. The agreement includes a $275 million 3-year revolving commitment and a $150 million 5-year term commitment. The agreement calls for quarterly payments of principal on the term debt in the amount of $0.375 million beginning September 30, 2002 through June 30, 2006 and $36.0 million beginning on September 30, 2006 and ending on the maturity date. Amounts borrowed under the revolving commitment bear interest at LIBOR plus 2.00% (3.89% at September 30, 2002). Amounts borrowed under the term commitment bear interest at LIBOR plus 3.00% (4.92% at September 30, 2002). The agreement is secured by a portion of the Company's accounts receivable and inventory and a portion of its property, plant and equipment. The agreement limits the amount of capital expenditures related to the Company's leasing business, requires maintenance of ratios related to interest coverage, leverage, asset coverage, and minimum net worth and restricts the amount of dividend payments. At September 30, 2002, $245.6 million was borrowed under this agreement and $125.2 million was available under the facility, net of letters of credit outstanding under the agreement. At September 30, 2002, the most restrictive of the debt covenants based on trailing twelve month calculations as defined by the debt agreements allow approximately $70.6 million additional principal and approximately $17.9 million additional annual interest expense. The Company's projections for the next twelve months indicate compliance with all covenants.

    In June 2002 the Company's wholly-owned subsidiary Trinity Industries Leasing Company ("TILC") through a newly formed, wholly owned, business trust entered into a $200 million nonrecourse warehouse facility to finance or refinance railcars acquired or owned by TILC. The facility is secured by specific railcars and the underlying leases. Advances under the facility may not exceed 75% of the fair market value of the railcars securing the facility less any excluded assets as defined by the agreement. Advances under the facility bear interest at LIBOR plus 1.775% (3.47% at September 30, 2002) and are due no later than 30 months from the commencement date of the facility. At September 30, 2002, $124.2 million was available under this facility.

    In February 2002 TILC sold $170,000,000 of 2002-1 Pass Through Certificates with interest at 7.755%, commencing on August 15, 2002 and due semiannually thereafter. Equipment notes issued by TILC for the benefit of the holders of the Pass Through Certificates are collateralized by interest in certain railcars owned by TILC and the leases pursuant to which such railcars are leased to customers. The equipment notes, including the obligations to make payments of principal and interest thereon are direct obligations of TILC and are fully and unconditionally guaranteed by Trinity Industries, Inc. as guarantor. The proceeds of $170 million from the issuance of the equipment notes were used to repay outstanding indebtedness of Trinity as of December 31, 2001.

    On October 15, 2002, Standard & Poor's Rating Services placed the Company's investment grade rating on credit watch with negative implications and indicated it would meet with Company management to discuss its strategy to deal with the downturn in the railcar industry and other relevant issues. A downgrade below investment grade in the Company's credit rating would have the effect of increasing the interest rate under the Company's bank lines by 1/4% which is approximately $610 thousand of additional interest expense per year based on debt levels at September 30, 2002, restricting up to $12 million of future cash flows from the Company's off-balance sheet railcar financing arrangement, and in the current environment, could impact interest rates on any new financing arrangements but would not result in acceleration of any obligations. As the term of the Company's existing bank facility runs through June 2005, the Company does not have any current plans or requirements to refinance existing debt arrangements.

    Principal payments due during the next five years as of September 30, 2002, including the above Pass Through Certificates, are (in millions) 2003 - $11.0; 2004 - $51.3; 2005 - $162.5; 2006 - $47.6; 2007 - $151.7; and $79.9 thereafter.
For amounts due under the sale/leaseback financing see footnote 9 in the Annual Report.

NOTE 6. STOCKHOLDERS' EQUITY

    On March 6, 2002, Trinity privately placed a total of 1.5 million unregistered shares of its common stock for net proceeds of $31.2 million. Trinity has now registered these shares.

NOTE 7. DEPOSIT AGREEMENT

    The Company is a party to a deposit agreement with Altos Hornos de Mexico, SA de C.V. ("AHMSA") which provides for funds to be deposited by the Company with AHMSA which are then used along with other funds from the Company to purchase steel from AHMSA. As of September 30, 2002, total funds on deposit amounted to approximately $31.1 million. The Company recovered approximately $8.5 million of this deposit through inventory purchases during the nine months ended September 30, 2002. Since May 1999 AHMSA has been operating under a judicial declaration of suspension of payments, which under applicable Mexican law, allows companies in Mexico to (1) seek a debt restructuring agreement with their creditors in an orderly fashion; (2) continue their operations; and (3) avoid declaration of bankruptcy and liquidation of assets. Should AHMSA not be able to operate under the declaration of suspension of payments because of its financial condition, AHMSA's creditors have no access to the funds on deposit and all funds on deposit with AHMSA under Mexican law should be returned to the Company.

NOTE 8. OTHER, NET

    Other (income) expense consists of the following items (in millions):

                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                       SEPTEMBER 30,                      SEPTEMBER 30,
                                              -----------------------------       -----------------------------
                                                 2002              2001              2002               2001
                                              -----------       -----------       -----------       -----------
Gain on sale of property,
  plant and equipment ..................      $      (4.3)      $      (0.7)      $      (4.7)      $      (1.9)
Foreign exchange
  transactions .........................              0.4              (0.1)              1.4              (0.4)
Loss on equity
  investments ..........................              0.5               0.7               1.5               1.4
Other ..................................               --               0.2              (0.2)             (0.3)
                                              -----------       -----------       -----------       -----------
  Other, net ...........................      $      (3.4)      $       0.1       $      (2.0)      $      (1.2)
                                              ===========       ===========       ===========       ===========

NOTE 9. CONTINGENCIES

    In May, 2002, a lawsuit was filed against the Company, a coating manufacturer and several other parties by a tank barge customer, Florida Marine Transporters, Inc., seeking recovery of damages related to the customer's corrosion problem with eighteen tank barges purchased from the Company's Inland Barge Group. The plaintiffs seek damages and/or recision of the purchase contract. The purchase price of the barges was $27.6 million. This customer presently owes the Company $3.1 million in connection with the purchase of other barges. A second case involving similar legal and factual issues was filed on October 7, by another customer, J. Russell Flowers, Inc., against the Company, the coating manufacturer and several other parties regarding fifty-six hopper barges with a claimed value of approximately $14 million seeking damages, including punitive damages, and/or recision of the purchase contract. This customer, pursuant to a separate contract, presently owes the Company $7.2 million in connection with tank barges purchased from the Company. An officer of
J. Russell Flowers Inc. is also a board member of Florida Marine Transporters, Inc. Outside experts, after investigation, expressed the opinion the technical claims presented in both cases are without merit. Issues raised in these cases have created uncertainty in the industry regarding barge corrosion and its causes. As a result, Trinity Marine has had communications with customers ranging from inquiries to concerns of corrosion problems. Although this litigation is in the early stages and the ultimate resolution is uncertain, management believes, based on this data, the effect of this litigation and issues raised by the litigation on the Company's financial position and results of operations will not be material for financial reporting purposes.

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

    The Company is involved in various actions relating to environmental matters. The Company has provided reserves to cover probable and estimable liabilities of the Company with respect to such investigations and cleanup activities, taking into account currently available information and the Company's contractual rights of indemnification. However, estimates of future response costs are necessarily imprecise. Accordingly, there can be no assurance that the Company will not become involved in future litigation or other proceedings or, if the Company were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to the Company.

    The Company is involved in various other claims and lawsuits incidental to its business. In the opinion of management, their claims and suits in the aggregate will not have a material adverse effect on the Company's consolidated financial statements.

NOTE 10. NET INCOME (LOSS) PER SHARE

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

NOTE 11. ACCOUNTING CHANGES

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

    During the quarter ended June 30, 2002 the Company signed a managed services contract to implement a new financial system and to outsource certain accounting and processing activities. While expected to produce overall savings, this project is expected to add ten to fifteen cents per share in incremental costs related to training and other transition costs. The timing of the charges will depend on project progress. During the quarter ended September 30, 2002 the Company accrued $600 thousand in severance pay related to its outsourcing of certain administrative functions.

    During the quarter ended September 30, 2002 the Company signed a Share Purchase Agreement to sell 100% of the shares held by the Company in one of its Romanian railcar facilities. The Agreement provides for cash at closing and installment payments totaling approximately $7.6 million. The Company also is entitled to compensation from certain earn-out payments tied to post-closing cash flows. At the time of closing, no gain will be recognized and a gain of approximately $6.0 million will be recognized when payments are received.

UNUSUAL CHARGES

    During the three months ended March 31, 2001, Trinity recorded special pretax charges of approximately $55.8 million, $35.7 million net of tax or $0.97 per share, related primarily to additional plant closings, severance, asset write downs and a litigation reserve for an adverse jury verdict announced May 14, 2001. All of these charges were charged to operating profit. These charges are reflected in the following income statement categories and segments for the nine months ended September 30, 2001. (in millions).

                                                                                           RAILCAR
                                                                                          LEASING &
                                                  CONSTRUCTION    INLAND     INDUSTRIAL   MANAGEMENT   CORPORATE
                                        RAIL        PRODUCTS       BARGE      PRODUCTS     SERVICES      & OTHER         TOTAL
                                     -----------   -----------  -----------  -----------  -----------  -----------   -----------
Cost of revenues ..................  $      45.9   $        --  $        --  $        --  $        --  $       8.0   $      53.9
Selling, engineering &
   administrative .................          1.3            --           --           --           --          0.6           1.9
                                     -----------   -----------  -----------  -----------  -----------  -----------   -----------
Charged to operating  profit ......         47.2            --           --           --           --          8.6          55.8
Operating profit (loss) before
  charges .........................          9.0          37.9          6.8          0.9         27.0        (42.6)         39.0
                                     -----------   -----------  -----------  -----------  -----------  -----------   -----------

Operating profit (loss) reported ..  $     (38.2)  $      37.9  $       6.8  $       0.9  $      27.0  $     (51.2)  $     (16.8)
                                     ===========   ===========  ===========  ===========  ===========  ===========   ===========

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2001 -- RESULTS OF OPERATIONS

    Revenues increased $14.7 million to $387.6 million for the three months ended September 30, 2002 compared to $372.9 million for the three months ended September 30, 2001, an increase of 3.9%. The increase in revenues was attributable to Trinity Rail Group's European operations acquired last year with the Thrall acquisition offset by the reduction in domestic railcar shipments, reduced revenues in the Construction Products due to exiting certain lines of business, and reduced revenues in the wind towers business.

    The following table reconciles the revenue amounts discussed under each segment with the consolidated total revenues (in millions).

                                         THREE MONTHS ENDED SEPTEMBER 30, 2002        THREE MONTHS ENDED SEPTEMBER 30, 2001
                                      -------------------------------------------    -------------------------------------------
                                                       REVENUES                                      REVENUES
                                                     ------------                                   ------------
                                        OUTSIDE      INTERSEGMENT       TOTAL          OUTSIDE      INTERSEGMENT       TOTAL
                                      ------------   ------------    ------------    ------------   ------------    ------------
Rail Group ........................   $      123.2   $       34.7    $      157.9    $       95.5   $       48.8    $      144.3
Construction Products Group .......          141.4            0.1           141.5           144.5            1.7           146.2
Inland Barge Group ................           47.7             --            47.7            50.6             --            50.6
Industrial Products Group .........           40.0            1.0            41.0            38.8            0.8            39.6
Railcar Leasing and Management
  Services Group ..................           28.1             --            28.1            24.6             --            24.6
All Other .........................            7.2            7.3            14.5            18.9            9.4            28.3
Eliminations & Corporate Items ....             --          (43.1)          (43.1)             --          (60.7)          (60.7)
                                      ------------   ------------    ------------    ------------   ------------    ------------
Consolidated Total ................   $      387.6   $         --    $      387.6    $      372.9   $         --    $      372.9
                                      ============   ============    ============    ============   ============    ============

    Operating profit decreased $5.1 million to $13.7 million for the three months ended September 30, 2002 compared to $18.8 million for the same period in 2001. Reduced revenues and unabsorbed overhead due to lower North American railcar volumes caused operating losses in the Rail group. Operating profit for the Inland Barge group was adversely impacted by $0.7 million in cost incurred related to litigation initiated by a tank barge customer in May.

    Selling, engineering and administrative expenses decreased $0.7 million to $39.1 million for the three months ended September 30, 2002 compared to $39.8 million for the comparable period in 2001, a decrease of 1.8%. The decrease was a result of lower head count and cost reduction efforts.

    Interest expense, net of interest income, increased $2.5 million to $8.8 million for the three months ended September 30, 2002 compared to $6.3 million for the same period in 2001, an increase of 39.7%. The increase was attributable to higher interest rates and higher debt levels.

    Other, net was income of $3.4 million for the three months ended September 30, 2002 compared to expense of $0.1 million for the comparable period in 2001. The income in the current quarter was primarily due to gains on sales of property, plant and equipment.

    Net income for the three months ended September 30, 2002 was $6.2 million, or $0.14 per diluted share as compared to net income of $7.9 million, or $0.21 per diluted share, for the same period in 2001.

TRINITY RAIL GROUP

                                                   THREE MONTHS
                                                      ENDED
                                                  SEPTEMBER 30,
                                        -------------------------------
                                           2002                2001
                                        ------------       ------------
                                                 (IN MILLIONS)
Revenues ..........................     $      157.9       $      144.3
Operating loss ....................     $       (6.1)      $       (3.6)
Operating loss margin .............             (3.9)%             (2.5)%

    Revenues increased 9.4% for the three months ended September 30, 2002 compared to the same period in 2001. This increase in revenues was attributable to the European operations acquired last year as part of the Thrall acquisition offset by the current downturn in the North American railcar market. North American railcar shipments of approximately 1,200 cars dropped approximately 31% compared to the prior year. Operating profit margins were impacted by the lower production levels and price pressures in the current competitive environment. Based on current run rates, our North American shipments are expected to be 4,000 to 5,000 in 2002.

    In the three months ended September 30, 2002, railcar sales to Trinity Industries Leasing Company included in the Rail Group results were $31.1 million compared to $46.6 million in the comparable period in 2001 with operating profit of $2.6 million compared to $2.3 million for the same period in 2001. Sales to Trinity Industries Leasing Company and related profits are eliminated in consolidation.

CONSTRUCTION PRODUCTS GROUP

                                             THREE MONTHS
                                                ENDED
                                            SEPTEMBER 30,
                                   ------------------------------
                                       2002               2001
                                   ------------      ------------
                                           (IN MILLIONS)
Revenues .....................     $      141.5      $      146.2
Operating profit .............     $       17.2      $       17.8
Operating profit margin ......             12.2%             12.2%

    Revenues declined 3.2% for the three months ended September 30, 2002 compared to the same period in 2001. The decrease in revenues was due to exiting certain non-core product lines. Even though revenues declined, operating profit margins were flat due to gains in operation efficiencies and lower raw material costs.

INLAND BARGE GROUP

                                               THREE MONTHS
                                                   ENDED
                                               SEPTEMBER 30,
                                        ------------------------------
                                           2002               2001
                                        ------------      ------------
                                              (IN MILLIONS)
Revenues ..........................     $       47.7      $       50.6
Operating profit ..................     $        1.3      $        2.1
Operating profit margin ...........              2.7%              4.2%

    Revenues declined 5.7% for the three months ended September 30, 2002 compared to the same period in 2001. The decline in revenues was primarily attributable to decreased deliveries of hopper and tank barges. Operating profit was adversely impacted by $0.7 million in cost incurred related to litigation initiated by a tank barge customer in May 2002 and related issues.

INDUSTRIAL PRODUCTS GROUP

                                                  THREE MONTHS
                                                     ENDED
                                                 SEPTEMBER 30,
                                        --------------------------------
                                            2002               2001
                                        -------------      -------------
                                                (IN MILLIONS)
Revenues ..........................     $        41.0      $        39.6
Operating profit ..................     $         3.0      $         2.4
Operating profit margin ...........               7.3%               6.1%

    Revenues increased 3.5% for the three months ended September 30, 2002 compared to the same period in 2001. The increase in revenues is primarily due to an increase in Mexico LPG transport equipment sales offset by lower heads revenues. Margins in this business improved due to manufacturing efficiencies.

RAILCAR LEASING AND MANAGEMENT SERVICES GROUP

                                                 THREE MONTHS
                                                     ENDED
                                                 SEPTEMBER 30,
                                        ------------------------------
                                           2002               2001
                                        ------------      ------------
                                               (IN MILLIONS)
Revenues ..........................     $       28.1      $       24.6
Operating profit ..................     $        7.2      $        9.1
Operating profit margin ...........             25.6%             37.0%

    Revenues for this group include railcar lease revenue and management fees as well as sales of railcars from our lease fleet. Railcar lease revenue and management fees increased $3.6 million over prior year due to the increase in the size of the lease fleet that includes both on-balance sheet railcars and railcars we lease under operating leases. Operating profit was down due to the increased size of the fleet that we lease compared to the fleet we own. This shift resulted from the fact that, in the March quarter a year ago, we were building a substantial portfolio of lease cars that were subsequently moved from owned cars to leased cars later in the year in a sale and leaseback transaction described in our report on Form 10-K. The reason that leased cars result in lower operating profit margins is that operating lease expense on the railcars we lease includes both a depreciation component and an interest component that is charged to operating expense. For owned cars, only a depreciation component is charged to operating expense. Selling, engineering and administrative expense also increased due to our strategy to grow both the lease fleet and the managed car fleet.

    Revenues from the sale of railcars from the lease fleet were $0.4 million in the three months ended September 30, 2002 and $0.4 million in the same period in 2001. Operating profits on these sales were negligible.

ALL OTHER

    Revenues in All Other decreased to $14.5 million in the three months ended September 30, 2002 from $28.3 million for the three months ended September 30, 2001 due to a decline in the wind tower business revenues.

    Operating loss was $1.1 for the three months ended September 30, 2002, and $2.0 in the same period in 2001. The operating loss in the same period in 2001 was due primarily to operating losses associated with the discontinued e-commerce initiatives.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2001 -- RESULTS OF OPERATIONS

    Revenues decreased $121.3 million to $1,137.9 million for the nine months ended September 30, 2002 compared to $1,259.2 million for the nine months ended September 30, 2001, a decrease of 9.6%. The decline in revenues was due to the reduction in North American railcar shipments, exiting certain lines of business in the Construction Products and All Other groups, and a temporary halt in the wind towers business.

    The following table reconciles the revenue amounts discussed under each segment with the consolidated total revenues (in millions):

                                       NINE MONTHS ENDED SEPTEMBER 30, 2002         NINE MONTHS ENDED SEPTEMBER 30, 2001
                                    ------------------------------------------    ------------------------------------------
                                                    REVENUES                                      REVENUES
                                                  -------------                                 -------------
                                      OUTSIDE     INTERSEGMENT        TOTAL         OUTSIDE     INTERSEGMENT       TOTAL
                                    -----------   -------------    -----------    -----------   -------------    -----------
Rail Group .......................  $     374.9   $        93.5    $     468.4    $     462.1   $       213.9    $     676.0
Construction Products Group ......        400.0             0.8          400.8          416.8             5.3          422.1
Inland Barge Group ...............        166.8              --          166.8          158.6             0.1          158.7
Industrial Products Group ........        103.1             2.1          105.2          103.0             6.8          109.8
Railcar Leasing and Management
  Services Group .................         81.7              --           81.7           71.2              --           71.2
All Other ........................         11.4            20.5           31.9           47.5            35.3           82.8
Eliminations & Corporate Items ...           --          (116.9)        (116.9)            --          (261.4)        (261.4)
                                    -----------   -------------    -----------    -----------   -------------    -----------
Consolidated Total ...............  $   1,137.9   $          --    $   1,137.9    $   1,259.2   $          --    $   1,259.2
                                    ===========   =============    ===========    ===========   =============    ===========

    Operating profit (loss) improved to a $12.7 million profit for the nine months ended September 30, 2002 compared to a loss of $16.8 million for the same period in 2001. Special charges for the nine months ended September 30, 2001 were $55.8 million. Reduced revenues and unabsorbed overhead due to lower North American railcar volumes caused operating losses in the Rail group. Operating profit for Inland Barge group was adversely impacted by $1.8 million in cost incurred related to litigation and related issues initiated by a tank barge customer in May. The operating loss in the Industrial Products group was impacted by a $2.2 million reserve established for a long-term LPG equipment lease receivable from a customer who began operating under bankruptcy protection during the second quarter. Improved operating profits in the Construction Products and All Other groups were due to exiting unprofitable product issues.

    Selling, engineering and administrative expenses decreased $13.8 million to $120.3 million for the nine months ended September 30, 2002 compared to $134.1 million for the comparable period in 2001, a decrease of 10.3%. The decrease was a result of lower head count, cost reduction efforts and special charges recorded in the prior year.

    Interest expense, net of interest income increased $7.1 million to $25.5 million for the nine months ended September 30, 2002 compared to $18.4 million for the same period in 2001, an increase of 38.6%. The increase was attributed to higher interest rates, to charging off debt issuance costs of $1.3 million related to debt that was replaced with other credit facilities in the current period and lower interest income.

    Other, net was income of $2.0 million for the nine months ended September 30, 2002 compared to income of $1.2 million for the comparable period in 2001. The increase was due to gains on sale of property, plant and equipment in the current period compared to the same period last year and foreign exchange losses in the current period compared to gains in the prior year period.

    Net loss for the nine months ended September 30, 2002 was $8.1 million, or $0.18 per diluted share as compared to a net loss of $22.2 million, or $0.60 per diluted share, the same period in 2001.

TRINITY RAIL GROUP

                                                                                  NINE MONTHS
                                                                                      ENDED
                                                                                  SEPTEMBER 30,
                                                                           -----------------------------
                                                                               2002             2001
                                                                           ------------     ------------
                                                                                  (IN MILLIONS)
                         Revenues ......................................   $      468.4     $      676.0
                         Operating profit (loss) including unusual
                           charges .....................................   $      (31.1)    $      (38.2)
                         Operating profit (loss) before unusual
                           charges .....................................   $      (31.1)    $        9.0
                         Operating profit (loss) margin before
                           unusual charges .............................           (6.6)%            1.3%


    Revenues declined 30.7% for the nine months ended September 30, 2002 compared to the same period in 2001. This decline is due to the current downturn in the North American railcar market. North American railcar shipments dropped approximately 61% compared to the prior year to approximately 3,400 cars. Operating profit (loss) margins were impacted by of lower production levels and price pressures in the current competitive environment.

    In the nine months ended September 30, 2002, railcar sales to Trinity Industries Leasing Company included in the Rail Group results were $88.4 million compared to $207.7 million in the comparable period in 2001 with operating profit of $4.8 million in 2002 compared to $10.7 million for the same period in 2001. Sales to Trinity Industries Leasing Company and related profits are eliminated in consolidation.

CONSTRUCTION PRODUCTS GROUP

                                             NINE MONTHS
                                                ENDED
                                            SEPTEMBER 30,
                                    ----------------------------
                                       2002             2001
                                    ------------    ------------
                                          (IN MILLIONS)
Revenues ........................   $      400.8    $      422.1
Operating profit ................   $       41.9    $       37.9
Operating profit margin .........           10.5%            9.0%

    Revenues declined 5.0% for the nine months ended September 30, 2002 compared to the same period in 2001. The decrease in revenues was primarily attributable to closing under performing concrete and aggregate locations in Louisiana in the second quarter and exiting the sheet pile, flange and valve businesses. Operating profit margins increased as a result of cost reductions in the concrete and aggregate, elimination of unprofitable products, and efficiency improvements in the bridge business partially offset by steel cost increases in the highway and safety business not passed on to customers.

INLAND BARGE GROUP

                                              NINE MONTHS
                                                 ENDED
                                             SEPTEMBER 30,
                                     ----------------------------
                                         2002            2001
                                     ------------    ------------
                                            (IN MILLIONS)
Revenues .........................   $      166.8    $      158.7
Operating profit .................   $        4.3    $        6.8
Operating profit margin ..........            2.6%            4.3%

    Revenues increased 5.1% for the nine months ended September 30, 2002 compared to the same period in 2001. The increase in revenues was primarily attributable to increased deliveries of hopper barges. Operating profit was lower primarily due to cost incurred related to litigation initiated by a tank barge customer in May 2002 and related issues and higher prior year margins on deck barges.

INDUSTRIAL PRODUCTS GROUP

                                              NINE MONTHS
                                                 ENDED
                                             SEPTEMBER 30,
                                      ----------------------------
                                         2002              2001
                                      ------------    ------------
                                            (IN MILLIONS)
Revenues ..........................   $      105.2    $      109.8
Operating profit ..................   $        2.3    $        0.9
Operating profit margin ...........            2.2%            0.1%

    Revenues decreased 4.2% for the nine months ended September 30, 2002 compared to the same period in 2001. The decrease in revenues is primarily due to a reduction in heads sales offset by an increase in Mexico LPG transport equipment sales. Operating income in 2002 was impacted by a $2.2 million reserve established for a long-term, LPG equipment lease receivable from a customer who began operating under bankruptcy protection during the second quarter.

RAILCAR LEASING AND MANAGEMENT SERVICES GROUP

                                              NINE MONTHS
                                                 ENDED
                                             SEPTEMBER 30,
                                      ----------------------------
                                          2002            2001
                                      ------------    ------------
                                            (IN MILLIONS)
Revenues ..........................   $       81.7    $       71.2
Operating profit ..................   $       21.4    $       27.0
Operating profit margin ...........           26.2%           37.9%

    Revenues for this group include railcar lease revenue and management fees as well as sales of railcars from our lease fleet. Railcar lease revenue and management fees increased $16.8 million over prior year due to the increase in the size of the lease fleet that includes both on-balance sheet railcars and railcars we lease under operating leases. Operating profit is down due to the increased size of the fleet that we lease compared to the fleet we own. This shift resulted from the fact that, in the March quarter a year ago, we were building a substantial portfolio of lease cars that were subsequently moved from owned cars to leased cars later in the year in a sale and leaseback transaction described in our report on Form 10-K. The reason that leased cars result in lower operating profit margins is that operating lease expense on the railcars we lease includes both a depreciation component and an interest component that is charged to operating expense. For owned cars, only a depreciation component is charged to operating expense. Selling, engineering and administrative expense also increased due to our strategy to grow both the lease fleet and the managed car fleet.

    Revenues from the sale of railcars from the lease fleet were $1.7 million in the nine months ended September 30, 2002 and $7.9 million in the same period in 2001. Operating profits on these sales were $0.3 million for the nine months ended September 30, 2002 and $1.4 million in the same period in 2001.

ALL OTHER

    Revenues in All Other decreased to $31.9 million in the nine months ended September 30, 2002 from $82.8 million for the nine months ended September 30, 2001. This decrease is primarily due to discontinuing the concrete mixer and related products business in 2001. Additionally, a decline in the wind tower business contributed to lower revenues and operating profits.

    Operating loss was $4.9 million for the nine months ended September 30, 2002, and $19.9 million in the same period in 2001. Restructuring charges included in the nine months ended September 30, 2001 were $8.0 million primarily related to exiting the concrete mixer and related products business referred to above and environmental liabilities. Excluding restructuring charges, a larger operating loss was recorded in the same period in 2001 due primarily to operating losses associated with concrete mixer and related products business.

RANGE OF EXPECTED LOSSES FROM OPERATIONS

     Our outlook for the year is a consolidated loss per share in the range of 25 to 40 cents per share reflecting the seasonal nature of the Construction Products Group businesses.

LIQUIDITY AND CAPITAL RESOURCES

    Net cash provided by operating activities for the nine months ended September 30, 2002 was $58.1 million compared to $111.7 million for the same period in 2001. Capital expenditures for the nine months ended September 30, 2002 were $123.2 million, of which $96.4 million were for additions to the lease portfolio. This compares to $229.2 million of capital expenditures for the same period last year, of which $200.6 million was for additions to the lease portfolio. Proceeds from the sale of property, plant and equipment were $13.9 million for the nine months ended September 30, 2002 composed primarily of the sale of closed facilities in 2002, compared to $146.1 million for the same period in 2001 consisting of sales of railcars from the lease fleet in a sale/leaseback financing for $126.7 million.

    In June 2002, the Company completed a secured credit agreement for $425 million. The agreement includes a $275 million 3-year revolving commitment and a $150 million 5-year term commitment. The agreement calls for quarterly payments of principal on the term debt in the amount of $375 thousand beginning September 30, 2002 through June 30, 2006 and $36.0 million beginning on September 30, 2006 and ending on the maturity date. Amounts borrowed under the revolving commitment bear interest at LIBOR plus 2.00% (3.89% at September 30, 2002). Amounts borrowed under the term commitment bear interest at LIBOR plus 3.00% (4.92% at September 30, 2002). The agreement is secured by a portion of the Company's accounts receivable and inventory and a portion of its property, plant and equipment. The agreement limits the amount of capital expenditures related to the Company's leasing business, requires maintenance of ratios related to interest coverage, leverage, asset coverage, and minimum net worth and restricts the amount of dividend payments. At September 30, 2002, $245.6 million was borrowed under this agreement and $125.2 million was available under the facility. At September 30, 2002, the most restrictive of the debt covenants based on trailing twelve month calculations as defined by the debt agreements allow approximately $70.6 million additional principal and approximately $17.9 million additional annual interest expense. The Company's projections for the next twelve months indicate compliance with all covenants.

    In June 2002 TILC through a newly formed, wholly owned, business trust entered into a $200 million nonrecourse warehouse facility to finance or refinance railcars acquired or owned by TILC. The facility is secured by specific railcars and the underlying leases. Advances under the facility may not exceed 75% of the fair market value of the railcars securing the facility less any excluded assets as defined by the agreement. Advances under the facility bear interest at LIBOR plus 1.775% (3.47% at September 30, 2002) and are due no later than 30 months from the commencement date of the facility. At September 30, 2002, $124.2 million was available under this facility.

    In February 2002 TILC, sold $170,000,000 of 2002-1 Pass Through Certificates with interest at 7.755%, commencing on August 15, 2002 and due semiannually thereafter. Equipment notes issued by TILC for the benefit of the holders of the Pass Through Certificates are collateralized by interest in certain railcars owned by TILC and the leases pursuant to which such railcars are leased to customers. The equipment notes, including the obligations to make payments of principal and interest thereon are direct obligations of TILC and are fully and unconditionally guaranteed by Trinity Industries, Inc. as guarantor.

    On October 15, 2002, Standard & Poor's Rating Services placed the Company's investment grade rating on credit watch with negative implications and indicated it would meet with Company management to discuss its strategy to deal with the downturn in the railcar industry and other relevant issues. A downgrade below investment grade in the Company's credit rating would have the effect of increasing the interest rate under the Company's bank lines by 1/4% which is approximately $610 thousand of additional interest expense per year based on debt levels at September 30, 2002, restricting up to $12 million of future cash flows from the Company's off-balance sheet railcar financing arrangement, and in the current environment, could impact interest rates on any new financing arrangements but would not result in acceleration of any obligations. As the terms of the Company's existing bank facility runs through June, 2005, the Company does not have any current plans or requirements to refinance existing debt arrangements.

    On March 6, 2002, we privately placed a total of 1.5 million unregistered shares of our common stock for net proceeds of $31.2 million. We have registered these shares.

    We expect to finance future operating requirements with cash flows from operations, and, depending on market conditions, long-term and short-term debt and privately placed equity.

CONTRACTUAL OBLIGATION AND COMMERCIAL COMMITMENTS

    As of September 30, 2002 other commercial commitments related to letters of credit has increased to $88.9 million from $81.2 as of December 31, 2001. Other commercial commitments related to operating leases under sale/leaseback transactions were unchanged.

RECENT PRONOUNCEMENTS

    In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("FAS 145"):, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." FAS 145 rescinds both Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("FAS 4") and Statement of Financial Accounting Standards No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements." In so doing, FAS 145 eliminates the requirement that gains and losses from the extinguishment of debt be aggregated, and if material, classified as an extraordinary item, net of the related income tax effect, unless the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. FAS 145 amends Statement of Financial Accounting Standards No. 44 which was issued to establish accounting requirements for the effects of transition to the provisions of the Motor Carrier Act 1980. Because the transition has been completed, FAS 44 is no longer necessary. FAS145 amends Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("FAS 13") to require that certain lease modifications that have economic effects similar to sale-leaseback transactions are accounted for in the same manner as sale-leaseback transactions. FAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of FAS 145 related to the rescission of FAS 4 are effective for fiscal years beginning after May 15, 2002. The provisions of FAS 145 related to the amendment of FAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of FAS 145 are effective for financial statements issued on or after May 15, 2002. The provisions of this new standard are generally applied prospectively. The adoption of this standard had no material impact on the Company's operations.

    In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). This statement supercedes Emerging Issues Task Force (EIFT) Issue No. 94-3 "Liability

Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability is recognized at the date an entity commits to an exit plan. FAS 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of FAS 146 will be effective for any exit and disposal activities initiated after December 31, 2002.

    FORWARD LOOKING STATEMENTS

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There has been no material change in our market risks since December 31, 2001.

ITEM 4. CONTROLS AND PROCEDURES

         As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

                                     PART II


ITEM 1. LEGAL PROCEEDINGS

    On May 15, 2002, Florida Marine Transporters, Inc. and JAR Assets, Inc. filed suit in the 22nd Judicial Court, St. Tammany Parish, Louisiana against the Company, its wholly owned subsidiary Trinity Marine Products, Inc. ("Trinity Marine"), a coating manufacturer, a coating distributor, and three insurance companies seeking damages related to corrosion problems with eighteen tank barges purchased from Trinity Marine. The plaintiffs seek damages and/or recision of the purchase contract. The purchase price of the barges was $27.6 million. A second case involving similar legal and factual issues was filed on October 7, 2002 in the U.S. Northern District Court of Mississippi by J. Russell Flowers, Inc. against the Company, Trinity Marine, a coating manufacturer and a coating distributor involving fifty-six hopper barges with a claimed value of $13,977,578. Punitive damages are sought against the Company. Issues raised in these cases have created uncertainty in the industry regarding barge corrosion and its causes. As a result, Trinity Marine has had communications with customers ranging from inquiries to concerns of corrosion problems. Outside experts, after investigation, expressed the opinion the technical claims presented in both cases are without merit. As of this date, the Company has found there is no scientific basis for the assertion that the coating material is a food source for bacteria, or is causing or contributing to corrosion. Although these cases are in early stages and the ultimate resolution is uncertain, management believes, based on this data, the effect of this litigation and issues raised by the litigation on the Company's financial position and results of operations will not be material for financial reporting purposes.

    On August 30, 2002, the Company entered into a Consent Agreement and Final Order ("CAFO") with the United States Environmental Protection Agency ("EPA") relating to allegations that the Company failed to make certain submissions timely to the EPA resulting in a violation of the Emergency Planning Community Right to Know Act. The CAFO provides for the payment of a civil administrative penalty of $90,351.

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


   (b) Reports on Form 8-K

         (1) Trinity filed a Current Report on Form 8-K dated August 13, 2002, that furnished to the Securities and Exchange Commission, under Item 9, the statements under oath of its Principal Executive Officer and its Principal Financial Officer pursuant to the Commission's order of June 27, 2002 requiring the filing of sworn statements pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934.

         (2) Trinity filed a Current Report on Form 8-K dated August 30, 2002, reporting under Item 5, restated quarterly segment information that aligns the reportable segments with current management responsibilities and internal reporting.

         (3) Trinity filed a Current Report on Form 8-K dated October 15, 2002, that reported an update to the issues raised in a previously reported lawsuit filed against Trinity and a coating manufacturer seeking recovery of damages related to corrosion problems with eighteen barges manufactured by Trinity.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

            TRINITY INDUSTRIES, INC.                  By:  /s/ Jim S. Ivy
            Registrant                                    ---------------------

                                                      Jim S. Ivy
                                                      Senior Vice President and
                                                      Chief Financial Officer
                                                      November 7, 2002

                                  CERTIFICATION

I, Timothy R. Wallace, Chairman, President and Chief Executive Officer, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Trinity
         Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 7, 2002

/s/ Timothy R. Wallace

Timothy R. Wallace
Chairman, President and Chief Executive Officer

                                  CERTIFICATION

I, Jim S. Ivy, Senior Vice President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Trinity Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 7, 2002

/s/ Jim S. Ivy

Jim S. Ivy
Senior Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                             DESCRIPTION
  ------                             -----------
   99.1         Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99.2 Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.