Form 10-K
period 2002-12-31
TRINITY INDUSTRIES INC
filed 2003-03-21
CIK 99780

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


                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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
COMMON STOCK, $1.00 PAR VALUE.........  NEW YORK STOCK EXCHANGE, INC.
RIGHTS TO PURCHASE SERIES A JUNIOR
  PARTICIPATING PREFERRED STOCK,
  $1.00 PAR VALUE.....................  NEW YORK STOCK EXCHANGE, INC.

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

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS
DEFINED IN RULE 12B-2 OF THE ACT).  YES [X]     NO [ ]

     THE AGGREGATE MARKET VALUE OF VOTING AND NON-VOTING COMMON EQUITY HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE COMMON EQUITY WAS LAST SOLD AS OF THE LAST BUSINESS DAY OF THE REGISTRANT'S MOST RECENTLY COMPLETED SECOND FISCAL QUARTER (JUNE 30, 2002) WAS $766,822,046.

     AT FEBRUARY 28, 2003 THE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING WAS 45,898,361.

     THE INFORMATION REQUIRED BY PART III OF THIS REPORT, TO THE EXTENT NOT SET FORTH HEREIN, IS INCORPORATED BY REFERENCE FROM THE REGISTRANTS DEFINITIVE PROXY STATEMENT RELATING TO THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 12, 2003.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            TRINITY INDUSTRIES, INC.

                                   FORM 10-K

                               TABLE OF CONTENTS

                                     CAPTION                             PAGE
                                     -------                             ----
                                      PART I
Item  1.   Business....................................................     1
Item  2.   Properties..................................................     9
Item  3.   Legal Proceedings...........................................     9
Item  4.   Submission of Matters to a Vote of Security Holders.........    10

                                     PART II
Item  5.   Market for the Registrant's Equity Stock and Related
             Stockholder Matters.......................................    11
Item  6.   Selected Financial Data.....................................    12
Item  7.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................    13
Item  7a.  Quantitative and Qualitative Disclosures About Market
             Risk......................................................    24
Item  8.   Financial Statements and Supplementary Data.................    25
Item  9.   Changes In and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................    46

                                     PART III
Item 10.   Directors and Executive Officers of the Registrant..........    47
Item 11.   Executive Compensation......................................    47
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters................    47
Item 13.   Certain Relationships and Related Transactions..............    48
Item 14.   Controls and Procedures.....................................    48

                                     PART IV
Item 15.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................    49

                                     PART I

ITEM 1.  BUSINESS

     GENERAL DEVELOPMENT OF BUSINESS. Trinity Industries, Inc. ("we", "Trinity" or "the Company") was incorporated in 1933 and is one of the nation's leading diversified industrial companies providing a variety of products and services for the transportation, industrial, construction, and energy sectors of the marketplace.

     In September 2001, we changed our year-end from March 31 to December 31. Unless stated otherwise, all references to fiscal year 2001 shall mean the full fiscal year ended March 31, 2001. The nine months ended December 31, 2001 covers the period from April 1, 2001 to December 31, 2001. The information for the year ended December 31, 2001 and the nine months ended December 31, 2000 are unaudited and have been included herein for informational and comparison purposes.

     Trinity became a Delaware Corporation in 1987. The Company's principal executive offices are located at 2525 Stemmons Freeway, Dallas, Texas 75207-2401, and our telephone number is 214-631-4420.

     FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS. Financial information about our industry segments for the year ended December 31, 2002, the nine months ended December 31, 2001 and fiscal year 2001 is presented in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 24.

     NARRATIVE DESCRIPTION OF BUSINESS. The Company is engaged in the manufacture, marketing, and leasing of a variety of products consisting of the following five business groups:

     TRINITY RAIL GROUP. Our railcar group primarily serves two markets: North America and Europe. We develop and manufacture a comprehensive selection of railcars used for transporting a wide variety of liquids, gases and dry cargo. We are the leading railcar manufacturer in North America and in Europe. Our railcar operations offer a wide range of car types to take advantage of changing industry trends and developing market opportunities including:

- Tank Cars -- Tank cars transport products such as liquefied petroleum gas, liquid fertilizer, sulfur, sulfuric acids and corn syrup.

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

- Gondola Cars -- Rotary gondolas are used for coal service, and top-loading gondola cars transport a variety of other heavy bulk commodities such as scrap metals and steel products.

- Specialty Cars -- Specialty cars are designed to address the special needs of a particular industry or customer, such as waste hauling gondolas, side dump cars, and pressure differential cars used to haul fine grain food products such as sugar and flour.

     We also manufacture and sell railcar parts, such as auto carrier doors and accessories, discharge gates, yokes, couplers, axles, hitches and bogies. These parts are ultimately used in manufacturing and repair of railcars.

     We also maintain, repair and modify railcars through our repair network, Trinity Railcar Repair, Inc. In December of 2002, Trinity entered into an agreement subject to certain conditions, including obtaining financing, to sell Trinity's railcar repair business. For the year ended December 31, 2002, Trinity Railcar Repair, Inc. had revenues and operating profit of $38.8 million and $1.8 million, respectively. There is no assurance that this transaction will be completed.

     Our customers include railroads, leasing companies, and shippers, such as utilities, petrochemical companies, grain shippers, and major construction and industrial companies. In North America, we compete against five major railcar manufacturers. In Europe, we compete against a number of manufacturers in various countries.

     We hold patents of varying duration for use in our manufacture of railcar and component products. We cannot quantify the importance of such patents, but patents are believed to offer a marketing advantage in certain circumstances. No material revenues are received from licensing of these patents.

     CONSTRUCTION PRODUCTS GROUP. Our Construction Products segment is composed of highway safety products, concrete and aggregates, beams and girders used in highway bridge construction and weld pipe fittings. Many of these lines of business are seasonal and subject to weather conditions.

     We are one of the largest manufacturers of roadside safety products in North America. Our products include highway safety guardrails and patented products such as guardrail end terminals, crash cushions, and other protective barriers that absorb and dissipate the force of impact in collisions between vehicles and fixed roadside objects. Our predominantly galvanized steel product lines use the principles of momentum transfer and kinetic energy absorption to decelerate errant vehicles. The Federal Highway Administration determines which products are eligible for federal funds for highway projects and has approved most of our products as acceptable permanent and construction zone highway hardware according to requirements of the National Cooperation Highway Research Program.

     We hold patents and are a licensee for certain of our guardrail and end-treatment products that enhance our competitive position for these products.

     We sell highway safety products in all 50 U.S. states, Canada, Mexico and other countries. We compete against several national and regional guardrail producers.

     We supply ready mix concrete and construction aggregates, such as crushed stone, sand and gravel, asphalt rock and recycled concrete, primarily in Texas. Our customers are primarily owners, contractors and subcontractors in the construction and foundation industry who are located near our plant locations. We compete with ready mix concrete producers and aggregate producers located in the regions where we operate.

     Weld pipe fittings, such as caps, elbows, return bends, tees, concentric and eccentric reducers and full and reducing outlet tees, are sold primarily to pipeline, petrochemical, and non-petrochemical process industries. We compete with numerous companies throughout the United States and foreign importers. Competition for fittings has been intense during the previous three years.

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

     INLAND BARGE GROUP. We are the largest producer of inland barges in the United States and the largest producers of fiberglass barge covers. Our six manufacturing facilities are located along the United States inland river system allowing for rapid delivery to our customers.

     We manufacture a variety of dry-cargo barges, such as deck barges and, open or covered hopper barges that transport various commodities, such as grain, coal and aggregates. We also produce tank barges used to transport liquid products at high or low temperatures. Fiberglass reinforced lift covers are primarily for grain and rolling covers are for other bulk commodities.

     Our Inland Barge segment customers primarily include commercial marine transportation companies. Many companies have the capability to enter into, and from time to time do enter into, the inland barge manufacturing business. The Company strives to compete through efficiency in operations and quality of product.

     INDUSTRIAL PRODUCTS GROUP. We are a leading producer of tank containers and tank heads for pressure vessels. We manufacture tanks in the United States, Mexico and Brazil. We market a portion of our industrial products in Mexico under the brand name of TATSA. The following paragraphs describe the types of tanks and heads that we produce.

     Pressure liquefied petroleum gas containers are used by industrial plants, utilities and small businesses and in suburban and rural areas for residen-tial heating and cooking needs. We manufacture fertilizer containers for highway and railway transport, bulk storage, farm storage and the application and distribution of anhydrous ammonia. Our tanks range from 13 gallon tanks for motor fuel use to 57-gallon tanks for residential use to 120,000-gallon bulk storage containers. We sell our containers to experienced propane dealers and technicians. We generally deliver the containers to our customers who install and fill the containers. Our competitors include large and small manufacturers.

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

     TRINITY RAILCAR LEASING AND MANAGEMENT SERVICES GROUP. Through our wholly owned subsidiaries, primarily Trinity Industries Leasing Company ("TILC"), we lease specialized types of railcars, both tank cars and freight cars. As of December 31, 2002, we owned or leased approximately 15,000 railcars that were 94.5% utilized. Additionally, we managed another 62,700 railcars on behalf of independent third parties.

     We lease our railcars to industrial companies in the petroleum, chemical, agricultural, energy and other industries that supply their own railcars to the railroads. The terms of our railcar leases generally vary from one to twenty years and provide for fixed monthly rentals, with an additional mileage charge when usage exceeds a specified maximum. In addition we have a small percentage of our fleet leased on a per diem basis.

     The leasing business in which we are engaged is very competitive and there are a number of well-established companies that actively compete with us in the business of owning and leasing railcars. There are also a number of banks, investment partnerships and other financial institutions that compete with us in railcar leasing.

     ALL OTHER. All Other includes our captive insurance and transportation companies, structural towers, and other peripheral businesses.

     FOREIGN OPERATIONS. Trinity's foreign operations are in Brazil, the Czech Republic, Mexico, Romania, Slovakia, and the United Kingdom. Sales to foreign customers, primarily in Europe and Mexico, represented 16.8%, 7.6% and 5.3% of our consolidated revenues for the year ended December 31, 2002, the nine months ended December 31, 2001 and fiscal year 2001, respectively. As of December 31, 2002 and 2001 and March 31, 2001, we had approximately 10.9%, 11.0%, and 14.4%
of our long-lived assets located outside the United States.

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

     BACKLOG. As of December 31, 2002, our backlog for new railcars was $664.7 million and was $46.4 million for Inland Barge products. Included in the backlog for the railcars are $205.9 million of railcars to be sold to the Trinity Railcar Leasing and Management Services Group. Our entire backlog is expected to be delivered in the 12 months ending December 31, 2003. Trinity Rail Group has a multi-year sales agreement for 1,000 new railcars per year for the next five years. No backlog amounts for orders after 2003 are included for this agreement because the type of car and price has not been determined.

     As of December 31, 2001, our backlog for new railcars was $153.7 million and was $133.6 million for Inland Barge products. Included in the backlog for the railcars were $31.3 million of railcars to be sold to the Trinity Railcar Leasing and Management Services Group.

     MARKETING. We sell substantially all of our products through our own sales personnel operating from offices in the following states and foreign countries:
Alabama, Arkansas, Arizona, Connecticut, Florida, Illinois, Kentucky, Louisiana, Michigan, Minnesota, Mississippi, Missouri, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Tennessee, Texas, Vermont, Utah, Washington, Brazil, Canada, Mexico, Romania, and Sweden. We also use independent sales representatives to a limited extent. Except in the case of weld fittings, guardrail and standard size LPG containers, we ordinarily fabricate our products to our customer's specifications contained in a purchase order.

     RAW MATERIALS AND SUPPLIERS.

     RAILCAR MANUFACTURING. Products manufactured at our railcar manufacturing facilities require a significant supply of raw materials such as steel as well as numerous specialty components such as brakes, wheels and axles. Steel is available from numerous domestic and foreign sources. Specialty components purchased from third parties comprise approximately 50% of the production cost of each railcar. Although the number of alternative suppliers of specialty components has declined in recent years, at least two suppliers continue to produce most components. We continually monitor supply inventory levels and sources to ensure adequate support for our production. We maintain good relationships with our suppliers and have not experienced any significant interruptions in recent years in the supply of raw materials or specialty components. Changes in the price of components and raw materials have not had a material effect on earnings.

     AGGREGATES. Aggregates can be found in abundant quantities throughout the United States, and many producers exist nationwide. However, as a general rule, shipments from an individual quarry are limited in geographic scope because the cost of transporting processed aggregates to customers is high in relation to the value of the product itself. We operate 12 mining facilities strategically located in Texas and Louisiana to fulfill some of our needs for aggregates. We have not experienced difficulty fulfilling the rest of our needs from local suppliers.

     OTHER. The principal material used by us in our other operating segments is steel. We believe that many domestic and foreign sources can provide an adequate supply of these materials.

     EMPLOYEES. The following table presents the breakdown of employees by business group as of December 31, 2002:

                                      TOTAL
BUSINESS UNIT                       EMPLOYEES
-------------                       ---------
Trinity Rail Group................    7,255
Construction Products Group.......    2,237
Inland Barge Group................    1,428
Industrial Products Group.........      290
Trinity Railcar Leasing and
  Management Services Group.......       25
Corporate and All Other...........      575
                                     ------
                                     11,810
                                     ======

     As of December 31, 2002, approximately 6,600 employees were employed in the United States.

     ACQUISITIONS. We made certain acquisitions during the nine months ended December 31, 2001 and during fiscal year 2001 accounted for by the purchase method. The acquired operations have been included in the consolidated financial statements from the effective dates of the acquisitions. See Note 4 to the consolidated financial statements.

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

     In addition to environmental laws, the transportation of commodities by railcar or barge raises potential risks in the event of a derailment, spill or other accident. Generally, liability under existing law in the United States for a derailment, spill or other accident depends on the negligence of the party, such as the railroad, the shipper or the manufacturer of the railcar or its components. However, for certain hazardous commodities being shipped, strict liability concepts may apply.

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

     EXECUTIVE OFFICERS OF THE COMPANY. The following table sets forth the names and ages of all executive officers of the Company, all positions and offices with the Company presently held by them, the year each person first became an executive officer and the term of each person's office:

                                                                                    OFFICER     TERM
NAME(1)                                  AGE   OFFICE                                SINCE    EXPIRES
-------                                  ---   ------                               -------   --------
Timothy R. Wallace.....................  49    Chairman, President & Chief           1985     May 2003
                                               Executive Officer
John L. Adams..........................  58    Executive Vice President              1999     May 2003
Jim S. Ivy.............................  59    Senior Vice President & Chief         1998     May 2003
                                               Financial Officer
Mark W. Stiles.........................  54    Senior Vice President & Group         1993     May 2003
                                               President
Michael E. Flannery....................  43    Chief Executive Officer of Trinity             May 2003
                                               Rail Group, LLC
Andrea F. Cowan........................  40    Vice President, Shared Services       2001     May 2003
Jack L. Cunningham, Jr. ...............  58    Vice President, Labor Relations       1982     May 2003
Michael G. Fortado.....................  59    Vice President & Secretary            1997     May 2003
John M. Lee............................  42    Vice President, Business              1994     May 2003
                                               Development
Charles Michel.........................  49    Controller                            2001     May 2003
S. Theis Rice..........................  52    Vice President, Legal Affairs         2002     May 2003
Neil O. Shoop..........................  59    Treasurer                             1985     May 2003
Linda S. Sickels.......................  51    Vice President, Government            1995     May 2003
                                               Relations

---------------

(1) Mr. Adams joined the Company in 1999. Prior to that, Mr. Adams served as chief executive officer for a national financial institution. Mr. Flannery joined the Company in 2001. Prior to that he was Chief Administrative Officer and General Counsel of Duchossois Industries, Inc. and Vice Chairman of Thrall Car Manufacturing Company, a railcar manufacturing company that merged with a subsidiary of the Company in October of 2001. Ms. Cowan joined the Company in January 2000 as a divisional officer. Prior to that she was a consultant to Trinity for six months having spent fifteen years with the State of Texas in a variety of positions relating to policy and finance. Mr. Michel joined the Company in 2001. Prior to that he served as Vice President and Chief Financial Officer of a national restaurant/entertainment company from 1994 to 2001. All of the other above-mentioned executive officers have been in the full time employment of the Company or its subsidiaries for more than five years. Although the titles of certain such officers have changed during the past five years, all have performed essentially the same duties during such period of time except for Timothy R. Wallace, Mark W. Stiles and
    S. Theis Rice. Mr. Wallace became Chairman and Chief Executive Officer on December 31, 1998. He was previously the President and Chief Operating Officer. In addition to Group President, Mr. Stiles became Senior Vice President on June 10, 1999. Mr. Rice recently served as President of the Company's European operations before being elected to his present position on March 14, 2002.

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

- availability and costs of supplies and raw materials;

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

     ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS. We caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of our Company. These risks and uncertainties include, but are not limited to, those risks described below. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The cautionary statements below discuss important factors that could cause our business, financial condition, operating results and cash flows to be materially adversely effected.

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

     Furthermore, although we intend to conduct appropriate due diligence with respect to environmental matters in connection with future acquisitions, we may be unable to identify or be indemnified for all potential environmental liabilities relating to any acquired business. Environmental liabilities incurred by us, if not covered by adequate insurance or indemnification will increase our respective costs and have a negative impact on our profitability.

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

     Risks related to our operations outside of the United States could adversely impact our respective operating results. Our operations outside of the United States are subject to the risks associated with cross-border business transactions and activities. Political, legal, trade or economic changes or instability could limit or curtail our respective foreign business activities and operations. Some foreign countries where we operate have regulatory authorities that regulate railroad safety, railcar design and railcar component part design, performance and manufacture used on their railroad systems. If we fail to obtain and maintain certifications of our railcars and railcar parts within the various foreign countries where we operate, we may be unable to market and sell our railcars in those countries. In addition, unexpected changes in regulatory requirements, tariffs and other trade barriers, more stringent rules relating to labor or the environment, adverse tax consequences and price exchange controls could limit operations and make the manufacture and distribution of our products difficult. Furthermore, any material change in the quotas, regulations or duties on imports imposed by the U.S. government and agencies or on exports by the government of Mexico or its agencies could affect our ability to export the railcars and liquefied petroleum gas containers that we manufacture in Mexico. The uncertainty of the legal environment in these and other areas could limit our ability to enforce our respective rights effectively. Our Mexican subsidiary currently purchases steel from a company operating under a judicial declaration of suspension of payments. We have funds on deposit, which are used along with other funds from us to purchase steel. Our understanding of Mexican law is that all funds on deposit are required to be returned to us regardless of whether or not the supplier is able to operate under the declaration of suspension of payments. See note 7 on page 40 for more information on this deposit agreement.

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

     Fluctuations in the supply of component parts used in the production of our products could have a material adverse effect on our ability to cost effectively manufacture and sell our products. A significant portion or our business depends on the adequate supply of numerous specialty components such as brakes, wheels, side frames and bolsters at competitive prices. We depend on outside suppliers for a significant portion of our component part needs. While we endeavor to be diligent in contractual relationships with our suppliers, a significant decrease in the availability of specialty components could materially increase our cost of goods sold or prevent us from manufacturing our products on a timely basis.

     Our manufacturer's warranties expose us to potentially significant claims. We warrant the workmanship and materials of many of our prod-ucts under limited warranties. Accordingly, we may be subject to significant warranty claims in the future such as multiple claims based on one defect repeated throughout our mass production process or claims for which the cost of repairing the defective part is highly disproportionate to the original cost of the part. We have never experienced any losses attributable to warranty claims that had a material adverse impact on our consolidated financial statements, but the possibility exists for these types of warranty claims to result in costly product recalls, significant repair costs and damage to our reputation.
     We may be liable for product liability claims that exceed our insurance coverage. The nature of our business subjects us to product liability claims, especially in connection with the repair and manufacture of products that carry hazardous or volatile materials. We maintain reserves and liability insurance coverage at levels based upon commercial norms in the industries in which we operate and our historical claims experience. However, an unusually large product liability claim or a string of claims based on a failure repeated throughout our mass production process may exceed our insurance coverage or result in damage to our reputation.

     We may incur increased costs due to fluctuations in interest rates and foreign currency exchange rates. We are exposed to risks associated with fluctuations in interest rates and changes in foreign currency exchange rates. We seek to minimize these risks, when considered appropriate, through the use of currency and interest rate hedges and similar financial instruments and other activities, although these measures may not be implemented or effective. Any material and untimely changes in interest rates or exchange rates could result in significant losses to us.

     ADDITIONAL INFORMATION. The Company's Internet website address is www.trin.net. The Company makes available on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto, as soon as reasonably practicable after such material is filed with, or furnished to, the SEC.

ITEM 2.  PROPERTIES.

     We principally operate in various locations throughout the United States with other facilities in Brazil, the Czech Republic, Mexico, Romania, Slovakia, and the United Kingdom, all of which are considered to be in good condition, well maintained and adequate for our purposes.

                               APPROXIMATE
                               SQUARE FEET        PRODUCTIVE
                          ---------------------    CAPACITY
                            OWNED      LEASED      UTILIZED
                          ---------   ---------   ----------
Rail Group..............  6,053,500   1,952,000      20%
Construction Products
  Group.................  2,347,000          --      80%
Inland Barge Group......    692,000      45,000      80%
Industrial Products
  Group.................    648,500          --      45%
Executive Offices.......    173,000          --      N/A
All Other...............     35,000          --       0%
                          ---------   ---------
                          9,949,000   1,997,000
                          =========   =========

ITEM 3. LEGAL PROCEEDINGS.

     On November 21, 2002, a wholly owned subsidiary of the Company, Trinity Railcar Repair, Inc. ("Railcar Repair") entered a plea of guilty in the United States District Court, Northern District of New York, to a one count misdemeanor complaint charging it with the negligent release of a hazardous substance into the air, in violation of the Federal Clean Air Act. The incident arose from repairs made to a tank car owned by a third party that was discovered leaking anhydrous ammonia gas over a three-day period beginning on August 29, 2000. As part of the plea agreement, Railcar Repair has deposited into the registry of the Court a fine of $200,000 payable to the United States of America, a civil penalty in the amount of $82,400 payable to the Federal Railroad Administration, $75,000 payable to the National Fish and Wildlife Foundation, which will use the money to obtain additional emergency response equipment to address releases of hazardous substances on the railroad transportation corridors of New York State, $125,000 payable to Washington County, New York, which will use the funds to obtain additional equipment to address releases of hazardous materials in Washington County, New York and restitution payments to third parties totaling $441,372 for costs incurred in connection with the leak of ammonia gas.

     On May 15, 2002, Florida Marine Transporters, Inc. and JAR Assets, Inc. filed suit in the 22nd Judicial Court, St. Tammany Parish, Louisiana against the Company, its wholly owned subsidiary Trinity Marine Products, Inc. ("Trinity Marine"), a coating manufacturer, a coating distributor, and three insurance companies seeking damages related to corrosion concerns with eighteen tank barges purchased from Trinity Marine. The plaintiffs seek damages and/or recision of the purchase contract. The purchase price of the barges was $27.6 million. A second case involving similar legal and factual issues was filed on October 7, 2002 in the U.S. Northern District Court of Mississippi by J. Russell Flowers, Inc. against the Company, Trinity Marine, a coating manufacturer and a coating distributor involving fifty-six hopper barges with a claimed value of $13,977,578. Punitive damages are sought against the Company. On December 4, 2002, a third suit was filed against the Company, Trinity Marine, coating manufacturers, a coating distributor and various named and un-named insurance companies by ACF Acceptance Barge I, LLC, the financing company for 11 of the barges purchased by Florida Marine Transporters, Inc. Stating similar legal and factual issues, Plaintiff seeks actual and punitive damages although no specific damage amounts are claimed. Issues raised in these cases have created uncertainty in the industry regarding barge corrosion and its causes. As a result, Trinity Marine has communicated with customers ranging from inquiries to corrosion concerns. Independent experts, after investigation, expressed the opinion that technical claims presented in both cases are without merit. As of this date, the Company has found there is no scientific basis for the assertion that the coating material is a food source for corrosion causing bacteria, or is causing or contributing to corrosion. We intend to file suit for collection of payments from these customers on barges that are not part of the lawsuits. Although these cases are in early stages and the ultimate resolution is uncertain, management believes, based on these data, the effect of this litigation and issues raised by the litigation on the Company's financial position and results of operations will not be material for financial reporting purposes.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     The Company's common stock is traded on the New York Stock Exchange with the ticker symbol "TRN". The following table shows the price range of the Company's common stock for the year ended December 31, 2002 and the nine months ended December 31, 2001:

                                            PRICES
NINE MONTHS ENDED                       ---------------
DECEMBER 31, 2001                        HIGH     LOW
-----------------                       ------   ------
Quarter ended June 30, 2001...........  $23.80   $17.50
Quarter ended September 30, 2001......   27.85    20.70
Quarter ended December 31, 2001.......   28.04    21.33

YEAR ENDED DECEMBER 31, 2002             HIGH     LOW
----------------------------            ------   ------
Quarter ended March 31, 2002..........  $26.98   $21.93
Quarter ended June 30, 2002...........   25.48    18.13
Quarter ended September 30, 2002......   20.20    16.70
Quarter ended December 31, 2002.......   20.77    14.93

     The Company's transfer agent and registrar as of December 31, 2002 was The Bank of New York, New York, NY. Effective January 1, 2003, the Company changed its transfer agent and registrar to Wachovia Bank, N.A.

HOLDERS

     At December 31, 2002, the Company had approximately 1,834 record holders of common stock. The par value of the stock is $1.

DIVIDENDS

     Trinity has paid 155 consecutive quarterly dividends. Since April 1, 2002, Trinity has paid quarterly dividends of $0.06 per common share. See Management's Discussion and Analysis of Financial Condition and Results of Operations.

RECENT SALES OF UNREGISTERED SECURITIES

     On March 6, 2002, Trinity issued 880,000 unregistered shares to Acqua Wellington Opportunity I for net proceeds of $18,280,000 and 620,000 unregistered shares to Acqua Wellington Private Placement Fund, Ltd. for net proceeds of $12,920,000. The shares were issued in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The shares were subsequently registered.

ITEM 6. SELECTED FINANCIAL DATA.

     The following financial information for the years ended December 31, 2002 and 2001, the nine months ended December 31, 2001 and 2000 and for the three years ended March 31, 2001 has been derived from the Company's consolidated financial statements. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere herein.

                                                      NINE MONTHS ENDED
                         YEAR ENDED DECEMBER 31,         DECEMBER 31,             YEAR ENDED MARCH 31,
                         ------------------------   ----------------------   ------------------------------
                            2002         2001         2001        2000         2001       2000       1999
                         ----------   -----------   --------   -----------   --------   --------   --------
                                      (UNAUDITED)              (UNAUDITED)
                                          (IN MILLIONS EXCEPT PERCENT AND PER SHARE DATA)
STATEMENT OF OPERATIONS
  DATA:
Revenues...............   $1,487.3     $1,766.5     $1,347.8    $1,485.6     $1,904.3   $2,740.6   $2,926.9
Operating profit
  (loss)(1)............       10.7        (74.6)       (16.4)       (7.9)       (66.1)     279.0      284.9
Net income (loss)(2)...      (19.6)       (74.4)       (34.7)      (34.7)       (74.4)     165.5      185.3
Basic net income (loss)
  per common
  share(2).............      (0.43)       (1.94)       (0.90)      (0.92)       (1.98)      4.17       4.31
Diluted net income
  (loss) per common
  share(2).............   $  (0.43)    $  (1.94)    $  (0.90)   $  (0.92)    $  (1.98)  $   4.15   $   4.25
Weighted average common
  shares outstanding:
     Basic.............       45.3         38.3         38.7        37.6         37.5       39.7       43.0
     Diluted...........       45.3         38.3         38.7        37.6         37.5       39.9       43.6
Dividend per share.....   $   0.24     $   0.72     $   0.54    $   0.54     $   0.72   $   0.72   $   0.69
BALANCE SHEET DATA:
Total assets...........   $1,942.9     $1,952.0     $1,952.0    $1,755.4     $1,825.9   $1,738.5    1,684.9
Long-term debt.........      488.9        476.3        476.3        44.5        504.0       95.4      120.6
Stockholders' equity...   $1,001.6     $1,009.4     $1,009.4       926.0        879.0    1,015.1      959.1
Ratio of total debt to
  total capital........       32.8%        32.1%        32.1%       32.7%        38.0%      20.7%      23.9%
Book value per share...   $  21.82     $  22.79     $  22.79    $  25.16     $  23.89   $  26.50   $  23.22

---------------

(1) Includes charges of:
     - $120.1 million for unusual charges for the year ended December 31, 2001,
     - $64.3 million for unusual charges for the nine months ended December 31, 2001,
     - $85.1 million for unusual charges for the nine months ended December 31, 2000, and
     - $140.9 million for unusual charges for fiscal year 2001.

(2) Includes after tax charges or credit of:
     - $86.1 million ($2.25 per share) for unusual charges for the year ended December 31, 2001,
     - $50.4 million ($1.30 per share) for unusual charges for the nine months ended December 31, 2001,
     - $75.2 million ($2.00 per share) for unusual charges for the nine months ended December 31, 2000,
     - $110.9 million ($2.96 per share) for unusual charges for fiscal year 2001, and
     - $14.0 million ($0.32 per share) for the gain on a sale of an investment in land in fiscal year 1999.

     See Unusual Charges in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, property, plant and equipment, goodwill, income taxes, warranty obligations, insurance, restructuring costs, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Inventory

     We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. We have recorded significant changes in inventory carrying values in recent periods due to discontinuance of product lines as well as changes in market conditions due to changes in demand requirements. It is possible that changes in required inventory reserves may continue to occur in the future due to current market conditions in the railcar business.

Goodwill

     We are required, at least annually, to evaluate goodwill related to acquired businesses for potential impairment indicators that are based on legal factors, market conditions in the United States and Europe and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Warranties

     We provide for the estimated cost of product warranties at the time we recognize revenue. We base our estimates on historical product failure rates. We also provide for specifically identified warranty obligations. Should actual product failure rates differ from our estimates, revisions to the estimated warranty liability would be required.

Insurance

     We effectively self-insure for workers' compensation claims. A third-party administrator processes all such claims. We accrue our workers' compensation liability based upon an independent actuarial study. To the extent actuarial assumptions change and claims experience rates differ from historical rates, our liability may change.

Contingencies and Litigation

     We are currently involved in certain legal proceedings. As discussed in
Note 15 of our consolidated financial statements, as of December 31, 2002, we have accrued our estimate of the probable settlement or judgment costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to these proceedings.

BASIS OF PRESENTATION

     In September 2001, we changed our year-end from March 31 to December 31. Unless stated otherwise, all references to fiscal year 2001 shall mean the full fiscal year ended March 31, 2001. The nine months ended December 31, 2001 covers the period from April 1, 2001 to December 31, 2001. The information for the year ended December 31, 2001 and the nine months ended December 31, 2000 are unaudited and have been included herein for informational and comparison purposes. The Company's segment reporting aligns the reportable segments with current management responsibilities and internal reporting.

     The segment reporting format includes the following business segments: (1) the Trinity Rail Group, which manufactures and sells railcars and component parts; (2) the Construction Products Group, which manufactures and sells highway guardrail and safety products, concrete and aggregate, girders and beams used in the construction of highway and railway bridges and weld fittings used in pressure piping systems; (3) the Inland Barge Group, which manufactures and sells barges and related products for inland waterway services; (4) the Industrial Products Group, which manufactures and sells container heads and pressure and non-pressure containers for the storage and transportation of liquefied gases and other liquid and dry products; and (5) the Trinity Railcar Leasing and Management Services Group, which provides services such as fleet management and leasing. Finally, All Other includes the Company's captive insurance and transportation companies, structural towers, and other peripheral businesses.

     Sales from Trinity Rail Group to Trinity Railcar Leasing and Management Services Group are recorded in Trinity Rail Group and eliminated in consolidation. Sales of railcars from the lease fleet are included in the Trinity Railcar Leasing and Management Services Group segment.

     See notes to the consolidated financial statements for further discussion of business segments.

UNUSUAL CHARGES

     During the twelve months ended December 31, 2001, Trinity recorded special pretax charges of approximately $122.2 million, $86.1 million net of tax or $2.25 per share, related primarily to restructuring our Rail Group in connection with the Thrall merger, additional plant closings, severance, asset write downs and a litigation reserve for an adverse jury verdict announced May 14, 2001. Of these charges, $120.1 million were charged to operating profit. These charges are reflected in the following income statement categories and segments for the twelve months ended December 31, 2001. (in millions).

                                                                                TRINITY
                                                                                RAILCAR
                                                                               LEASING &
                                TRINITY   CONSTRUCTION   INLAND   INDUSTRIAL   MANAGEMENT   CORPORATE
                                 RAIL       PRODUCTS     BARGE     PRODUCTS     SERVICES     & OTHER    TOTAL
                                -------   ------------   ------   ----------   ----------   ---------   ------
Cost of revenues..............   $92.0        $0.8       $  --      $  --        $  --        $17.9     $110.7
Selling, engineering &
  administrative..............     5.5         0.1          --         --           --          3.8        9.4
                                 -----        ----       -----      -----        -----        -----     ------
Charged to operating profit...   $97.5        $0.9       $  --      $  --        $  --        $21.7     $120.1
                                 =====        ====       =====      =====        =====        =====     ======

     During the nine months ended December 31, 2001, Trinity recorded special pretax charges of approximately $66.4 million, $50.4 million net of tax or $1.30 per share, related primarily to restructuring our Trinity Rail Group in connection with the Thrall merger and other matters. Of these charges, $64.3 million were charged to operating profit. These charges are reflected in the following income statement categories and segments (in millions).

                                                                                 TRINITY
                                                                                 RAILCAR
                                                                                LEASING &
                                 TRINITY   CONSTRUCTION   INLAND   INDUSTRIAL   MANAGEMENT   CORPORATE
                                  RAIL       PRODUCTS     BARGE     PRODUCTS     SERVICES     & OTHER    TOTAL
                                 -------   ------------   ------   ----------   ----------   ---------   -----
Cost of revenues...............   $46.1        $0.8       $  --      $  --        $  --        $ 9.9     $56.8
Selling, engineering &
  administrative...............     4.2         0.1          --         --           --          3.2       7.5
                                  -----        ----       -----      -----        -----        -----     -----
Charged to operating profit....   $50.3        $0.9       $  --      $  --        $  --        $13.1     $64.3
                                  =====        ====       =====      =====        =====        =====     =====

     Unusual charges reported in other expenses amounted to $2.1 million primarily for the write down of equity investments during the twelve months and nine months ended December 31, 2001.

     During the fiscal year ended March 31, 2001, we recorded pre-tax charges of approximately $173.3 million, $110.9 million net of tax or $2.96 per share, primarily related to the restructuring of our Trinity Rail Group, investment and asset write downs, litigation reserves and other charges. Of these charges, $140.9 million were charged to operating profit. These charges are reflected in the following income statement categories and segments (in millions):

                                                                                TRINITY
                                                                                RAILCAR
                                                                               LEASING &
                                TRINITY   CONSTRUCTION   INLAND   INDUSTRIAL   MANAGEMENT   CORPORATE
                                 RAIL       PRODUCTS     BARGE     PRODUCTS     SERVICES     & OTHER    TOTAL
                                -------   ------------   ------   ----------   ----------   ---------   ------
Cost of revenues..............   $73.7       $13.7        $4.4       $0.7        $  --        $32.8     $125.3
Selling, engineering &
  administrative..............     6.7          --          --         --           --          8.9       15.6
                                 -----       -----        ----       ----        -----        -----     ------
Charged to operating profit...   $80.4       $13.7        $4.4       $0.7        $  --        $41.7     $140.9
                                 =====       =====        ====       ====        =====        =====     ======

     Unusual charges reported in other expenses amounted to $32.4 million primarily for the write down of equity investments in fiscal year 2001.

     Unusual charges of $55.8 million related to the three months ended March 31, 2001 are included in both the fiscal year ended March 31, 2001 and the twelve months ended December 31, 2001 amounts.

YEAR ENDED DECEMBER 31, 2002 COMPARED WITH THE NINE MONTHS ENDED DECEMBER 31, 2001 -- RESULTS OF OPERATIONS

     We changed our year-end in 2001 from March 31 to December 31 and, as a result, our most recent Statement of Operations is for the twelve months ended December 31, 2002 as compared to the nine months ended December 31, 2001. Compared to the nine-month period, revenues improved $139.5 million due to having an additional three months of operation offset by a drop in revenues for the Rail Group caused by the reduction in North American railcar shipments. Operating profit improved to a profit of $10.7 million compared from a loss of $(16.4) million for the nine-month period. The nine-month period included unusual charges of $64.3 million. (see Unusual Charges). Interest expense also increased as a result of increased debt incurred. Our management discussion and analysis which follows is based on a comparison of the twelve months ended December 31, 2002 to the unaudited comparable twelve months ended December 31,2001.

YEAR ENDED DECEMBER 31, 2002 COMPARED WITH THE YEAR ENDED DECEMBER 31,
2001 -- RESULTS OF OPERATIONS
     Revenues decreased $279.2 million to $1,487.3 million for the twelve months ended December 31, 2002 compared to $1,766.5 million for the twelve months ended December 31, 2001, a decrease of 15.8%. The decline in revenues was primarily due to the reduction in North American railcar shipments, exiting certain lines of business in the Construction Products Group, All Other groups, and the structural towers business.

     The following table reconciles the revenue amounts discussed under each segment with the consolidated total revenues shown in the Selected Financial Data (in millions).

                                      TWELVE MONTHS ENDED                  TWELVE MONTHS ENDED
                                       DECEMBER 31, 2002              DECEMBER 31, 2001 (UNAUDITED)
                               ----------------------------------   ----------------------------------
                                            REVENUES                             REVENUES
                               ----------------------------------   ----------------------------------
                               OUTSIDE    INTERSEGMENT    TOTAL     OUTSIDE    INTERSEGMENT    TOTAL
                               --------   ------------   --------   --------   ------------   --------
Trinity Rail Group...........  $  504.3     $ 125.1      $  629.4   $  700.0     $ 257.5      $  957.5
Construction Products
  Group......................     503.9         0.9         504.8      543.8         6.5         550.3
Inland Barge Group...........     211.7          --         211.7      206.6         0.1         206.7
Industrial Products Group....     140.1         3.0         143.1      139.9         7.6         147.5
Trinity Railcar Leasing and
  Management Services
  Group......................     114.7          --         114.7      114.1          --         114.1
All Other....................      12.6        26.9          39.5       62.1        43.9         106.0
Eliminations.................        --      (155.9)       (155.9)        --      (315.6)       (315.6)
                               --------     -------      --------   --------     -------      --------
Consolidated Total...........  $1,487.3     $    --      $1,487.3   $1,766.5     $    --      $1,766.5
                               ========     =======      ========   ========     =======      ========

     Operating profit (loss) improved to a $10.7 million profit for the twelve months ended December 31, 2002 compared to a loss of $74.6 million for the same period in 2001. Special charges for the twelve months ended December 31, 2001 were $120.1 million. Reduced revenues of $328.1 million and unabsorbed overhead due primarily to lower North American railcar volumes caused operating losses in the Rail Group. Operating profit for Inland Barge Group was adversely impacted by $3.2 million in cost incurred related to litigation and related issues initiated by a tank barge customer in May. The operating loss in the Industrial Products Group was impacted by a $2.2 million reserve established for a long-term LPG equipment lease receivable from a customer who began operating under bankruptcy protection during the second quarter. Improved operating profits in the Construction Products and All Other groups were due to exiting unprofitable product lines.

     Selling, engineering and administrative expenses decreased $18.7 million to $162.6 million for the twelve months ended December 31, 2002 compared to $181.3 million for the comparable period in 2001, a decrease of 10.3%. The decrease was a result of lower head count, cost reduction efforts and special charges of $9.4 million recorded in the prior year.

     Interest expense, net of interest income increased $9.7 million to $35.1 million for the twelve months ended December 31, 2002 compared to $25.4 million for the same period in 2001, an increase of 38.2%. The increase was attributed to higher debt levels , to charging off debt issuance costs of $1.3 million related to debt that was replaced with other credit facilities in the current period and lower interest income.

     Other, net was $0.0 million for the twelve months ended December 31, 2002 compared to an expense of $2.6 million for the comparable period of 2001. The decrease in expense was due to gains on sale of property, plant and equipment in the current period compared to the same period last year and foreign exchange losses in the current period compared to gains in the prior year period.

     Net loss for the twelve months ended December 31, 2002 was $19.6 million, or $0.43 per diluted share as compared to a net loss of $74.4 million, or $1.94 per diluted share, the same period in 2001.

TRINITY RAIL GROUP

                                         TWELVE MONTHS
                                             ENDED
                                          DECEMBER 31,
                                        ----------------
                                         2002     2001
                                        ------   -------
                                         (IN MILLIONS)
Revenues..............................  $629.4   $ 957.5
Operating loss........................  $(41.5)  $(104.4)
Operating loss margin.................    (6.6)%   (10.9)%

     Revenues declined 34.3% for the twelve months ended December 31, 2002 compared to the same period in 2001. This decline is due to the current downturn in the North American railcar market. North American railcar shipments dropped approximately 58% compared to the prior year to approximately 4,800 cars. Operating profit (loss) for the twelve months ended December 31, 2001 included restructuring charges of $97.5 million (see "Unusual Charges"). Operating profit
(loss) margins, excluding unusual charges, were impacted by lower production levels and price pressures in the current competitive environment. Shipments for North America in fiscal year 2003 are expected to improve.

     In the twelve months ended December 31, 2002, railcar sales to Trinity Industries Leasing Company included in the Trinity Rail Group results were $119.0 million compared to $250.3 million in the comparable period in 2001 with operating profit of $5.9 million in 2002 compared to $12.4 million for the same period in 2001. Sales to Trinity Industries Leasing Company and related profits are eliminated in consolidation.

CONSTRUCTION PRODUCTS GROUP

                                        TWELVE MONTHS
                                            ENDED
                                         DECEMBER 31,
                                       ----------------
                                        2002      2001
                                       ------    ------
                                        (IN MILLIONS)
Revenues.............................  $504.8    $550.3
Operating profit.....................  $ 48.3    $ 48.9
Operating profit margin..............     9.6%      8.9%

     Revenues declined 8.3% for the twelve months ended December 31, 2002 compared to the same period in 2001. The decrease in revenues consisted of approximately $13.5 million attributable to closing under performing concrete and aggregate locations in Louisiana in the second quarter and exiting the sheet pile, flange and valve product lines and approximately $27.0 million due to reduced demands in several business lines. Revenue also declined by $7.9 million due to inclement weather in the fourth quarter. These decreases were offset by price increases aggregating $10.7 million. Operating profit for the twelve months ended December 31, 2001 included other charges of $0.9 million (see "Unusual Charges"). Operating profit margins increased as a result of cost reductions in the concrete and aggregate business, elimination of unprofitable products, and efficiency improvements in the bridge business partially offset by steel cost increases in the highway safety business not passed on to customers.

INLAND BARGE GROUP

                                        TWELVE MONTHS
                                            ENDED
                                         DECEMBER 31,
                                       ----------------
                                        2002      2001
                                       ------    ------
                                        (IN MILLIONS)
Revenues.............................  $211.7    $206.7
Operating profit.....................  $  4.7    $ 11.6
Operating profit margin..............  $  2.2%   $  5.6%

     Revenues increased 2.4% for the twelve months ended December 31, 2002 compared to the same period in 2001. The increase in revenues was attributable to increased deliveries of hopper barges and sale of barges in Argentina. Operating profit was lower primarily due to cost incurred related to litigation initiated by two customers in 2002 and related issues of $3.2 million and higher prior year margins due to a one-time steel panel contract of

$2.7 million. We believe the barge industry will experience a significant decline in demand in 2003, which may cause plant closures and lay-offs at some of the Company's facilities.

INDUSTRIAL PRODUCTS GROUP

                                        TWELVE MONTHS
                                            ENDED
                                         DECEMBER 31,
                                       ----------------
                                        2002      2001
                                       ------    ------
                                        (IN MILLIONS)
Revenues.............................  $143.1    $147.5
Operating profit.....................  $  2.4    $  2.8
Operating profit margin..............  $  0.2%   $  0.2%

     Revenues decreased 3.0% for the twelve months ended December 31, 2002 compared to the same period in 2001. The decrease in revenues is primarily due to a reduction in heads sales offset by an increase in Mexico LPG transport equipment sales. Operating income in 2002 was impacted by a $2.2 million reserve established for a long-term LPG equipment lease receivable from a customer who began operating under bankruptcy protection during the second quarter.

RAILCAR LEASING AND MANAGEMENT SERVICES GROUP

                                        TWELVE MONTHS
                                            ENDED
                                         DECEMBER 31,
                                       ----------------
                                        2002      2001
                                       ------    ------
                                        (IN MILLIONS)
Revenues.............................  $114.7    $114.1
Operating profit.....................  $ 31.3    $ 38.0
Operating profit margin..............    27.3%     33.3%

     Revenues for this group include railcar lease revenue and management fees as well as sales of railcars from our lease fleet. Railcar lease revenue and management fees increased $18.4 million over prior year due to the increase in the size of the lease fleet that includes both company-owned railcars and railcars we lease under operating leases. Operating profit is down due to the increased size of the fleet that we lease compared to the fleet we own. This shift resulted from the fact that, in the March quarter of 2001, we were building a substantial portfolio of lease cars that were subsequently moved from owned cars to leased cars later in the year in a sale/leaseback transaction. The reason that leased cars result in lower operating profit margins is that operating lease expense on the railcars we lease includes both a depreciation component and an interest component that is charged to operating expense. For owned cars, only a depreciation component is charged to operating expense. Selling, engineering and administrative expense also increased due to our strategy to grow both the lease fleet and the managed car fleet. For the year, the operating profit margin on lease revenue and management fees declined 7%, of which 2% was due to pricing and utilization, 2.5% due to increased maintenance expenses and 2.5% due to the growth in the lease fleet and marketing expenses.

     Revenues from the sale of railcars from the lease fleet were $4.8 million in the twelve months ended December 31, 2002 and $22.5 million in 2001. Operating profits on these sales were $1.5 million for the twelve months ended December 31, 2002 and $2.8 million in 2001.

ALL OTHER

     Revenues in All Other decreased to $39.5 million in the twelve months ended December 31, 2002 from $106.0 million for the twelve months ended December 31, 2001. This decrease is due to discontinuing the concrete mixer and related products business of $9.5 million in 2001. A decline in the structural tower business of $50.4 million also contributed to lower revenues.

     Operating loss was $5.7 million for the twelve months ended December 31, 2002, and $35.8 million in the same period in 2001. Restructuring charges included in the twelve months ended December 31, 2001 were $17.9 million primarily related to exiting the concrete mixer and related products business referred to above and environmental liabilities. Excluding restructuring charges, a larger operating loss was recorded in the same period in 2001 due primarily to operating losses associated with concrete mixer and related products business.

NINE MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH NINE MONTHS ENDED DECEMBER 31, 2000 -- RESULTS OF OPERATIONS

     Revenues decreased $137.8 million to $1,347.8 million for the nine months ended December 31, 2001 compared to $1,485.6 million for the nine months ended December 31, 2000, a decrease of 9.3%. The decline in revenues was primarily due to the reduction in railcar shipments and prices offset by increased revenues of $47.3 million due to the Thrall merger.

     The following table reconciles the revenue amounts discussed under each segment with the consolidated total revenues shown in the Selected Financial Data (in millions).

                                          NINE MONTHS ENDED                    NINE MONTHS ENDED
                                          DECEMBER 31, 2001                    DECEMBER 31, 2000
                                               REVENUES                             REVENUES
                                  ----------------------------------   ----------------------------------
                                  OUTSIDE    INTERSEGMENT    TOTAL     OUTSIDE    INTERSEGMENT    TOTAL
                                  --------   ------------   --------   --------   ------------   --------
                                                                (UNAUDITED)
Trinity Rail Group..............  $  521.3     $ 142.8      $  664.1   $  639.3     $ 166.9      $  806.2
Construction Products Group.....     427.2         5.0         432.2      432.4         9.6         442.0
Inland Barge Group..............     148.2          --         148.2      144.5          --         144.5
Industrial Products Group.......     106.7         2.3         109.0      127.1         4.5         131.6
Trinity Railcar Leasing and
  Management Services Group.....      94.0          --          94.0      108.6          --         108.6
All Other.......................      50.4        28.1          78.5       33.7        30.0          63.7
Eliminations & Corporate
  Items.........................        --      (178.2)       (178.2)        --      (211.0)       (211.0)
                                  --------     -------      --------   --------     -------      --------
Consolidated Total..............  $1,347.8     $    --      $1,347.8   $1,485.6     $    --      $1,485.6
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

     Net loss for the nine months ended December 31, 2001 was $34.7 million, or $0.90 per diluted share as compared to a net loss of $34.7 million, or $0.92 per diluted share, for the same period in 2000.

TRINITY RAIL GROUP

                                          NINE MONTHS
                                             ENDED
                                         DECEMBER 31,
                                        ---------------
                                         2001     2000
                                        ------   ------
                                         (IN MILLIONS)
Revenues..............................  $664.1   $806.2
Operating profit (loss)...............  $(65.8)  $  3.4
Operating profit (loss) margin........    (9.9)%    0.4%

     Revenues declined 17.6% for the nine months ended December 31, 2001 compared to the same period in 2000. This decline is due to the current downturn in the North American railcar industry offset by increased revenues of $47.3 million due to the Thrall merger. Railcar units shipped dropped 22% compared to the prior period to approximately 7,800 cars. Operating profit margins were impacted by the inefficiencies of lower production levels, costs associated with more frequent changeovers to different car types and sizes, price pressures in the current competitive environment, additional costs from Thrall, and restructuring charges (see "Unusual Charges").
     In the nine months ended December 31, 2001 railcar sales to Trinity Industries Leasing Company included in the Rail Group results were $139.2 million compared to $162.8 million in the same period in 2000 with profit of $6.6 million compared to $12.2 million for the same period in 2000. Sales to Trinity Industries Leasing Company and related profits are eliminated in consolidation.

CONSTRUCTION PRODUCTS GROUP

                                          NINE MONTHS
                                             ENDED
                                         DECEMBER 31,
                                        ---------------
                                         2001     2000
                                        ------   ------
                                         (IN MILLIONS)
Revenues..............................  $432.2   $442.0
Operating profit......................  $ 45.6   $ 25.8
Operating profit margin...............    10.6%     5.8%

     Revenues declined 2.2% for the nine months ended December 31, 2001 compared to the same period in 2000. The decrease in revenues was primarily attributable to exiting the flange and valve business offset by increased revenue and profits related to improved weather conditions in the concrete and aggregate and bridge business. Operating profit margins increased as a result of cost reduction associated with the consolidation of plants, elimination of unprofitable products and other charges (see "Unusual Charges").

INLAND BARGE GROUP

                                          NINE MONTHS
                                             ENDED
                                         DECEMBER 31,
                                        ---------------
                                         2001     2000
                                        ------   ------
                                         (IN MILLIONS)
Revenues..............................  $148.2   $144.5
Operating profit......................  $  9.8   $  9.9
Operating profit margin...............     6.6%     6.9%

     Revenues increased 2.6% for the nine months ended December 31, 2001 compared to the same period in 2000. The increase in revenues was attributable to increased deliveries of tank barges offset by lower volumes in hopper barge sales. The decrease in Inland Barge operating profit margin is mainly due to competitive price pressures for both hopper barges and tank barges.

INDUSTRIAL PRODUCTS GROUP

                                          NINE MONTHS
                                             ENDED
                                         DECEMBER 31,
                                        ---------------
                                         2001     2000
                                        ------   ------
                                         (IN MILLIONS)
Revenues..............................  $109.0   $131.6
Operating profit......................  $  3.9   $  6.5
Operating profit margin...............     3.6%     4.9%

     Revenues declined 17.2% for the nine months ended December 31, 2001 compared to the same period in 2000. The decline in revenues is primarily attributable to reduced demand from gas distributors and pricing pressures in the Mexico liquefied petroleum gas market.

     Sales of propane cylinders in Mexico have been negatively affected by a temporary halt in purchasing by Mexican propane distributors related to price controls and other matters. When these issues will be resolved, and the impact on Trinity's consolidated profits, cannot be determined.

RAILCAR LEASING AND MANAGEMENT SERVICES GROUP

                                          NINE MONTHS
                                             ENDED
                                          DECEMBER 31,
                                         --------------
                                         2001     2000
                                         -----   ------
                                         (IN MILLIONS)
Revenues...............................  $94.0   $108.6
Operating profit.......................  $30.2   $ 34.2
Operating profit margin................   32.1%    31.5%

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

     Operating loss was $21.1 for the nine months ended December 31, 2001, and $44.4 in the same period in 2000. Restructuring charges included in the nine months ended December 31, 2000 were $20.9 million primarily related to exiting the TEMCO business referred to above and environmental liabilities. Restructuring charges for the nine months ended December 31, 2001 were $13.1 million primarily related to exiting our internet related business and to our wind tower business which has been affected by the Enron bankruptcy. Excluding restructuring charges, a larger operating loss was recorded in the same period in 2000 due primarily to operating losses associated with TEMCO.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the year ended December 31, 2002 was $120.7 million compared to $235.0 million for the same period in 2001. Capital expenditures for the year ended December 31, 2002 were $172.2 million, of which $134.5 million was for additions to the lease portfolio. This compares to $254.2 million of capital expenditures for the same period last year, of which $183.3 million was for additions to the lease portfolio. Proceeds from the sale of property, plant and equipment were $22.5 million for the year ended December 31, 2002 composed primarily of the sale of closed facilities in 2002, compared to $195.2 million for the same period in 2001 consisting primarily of proceeds from sale/leaseback financing.

     As disclosed in note 12 on page 43, the projected benefit obligation for the employee retirement plans exceed the plans' assets by $74 million as of December 31, 2002 as compared to $19.0 million as of December 31, 2001. Approximately one-third of the change was due to changing actuarial assumptions in line with current market conditions. Specifically, the discount rate used in the actuarial assumptions was lowered to 6.75% from a previous rate of 7.5% and the compensation increase rate was lowered to 4% from a previous rate of 4.75%. The remaining difference was primarily due to market losses on our pension assets. We expect to incur pension expense of $15 million for the year ending 2003, compared to a $12 million expense for the year ended December 31, 2002. Employer contributions for the year ending December 31, 2003 are expected to be $10 million compared to $2.3 million for the year ended December 31, 2002.

     In June 2002, the Company completed a secured credit agreement for $425 million. The agreement includes a $275 million 3-year revolving commitment and a $150 million 5-year term commitment. The agreement calls for quarterly payments of principal on the term debt in the amount of $375 thousand beginning September 30, 2002 through June 30, 2006 and $36.0 million beginning on September 30, 2006 and ending on the maturity date. Amounts borrowed under the revolving commitment bear interest at LIBOR plus 2.00% (3.89% at December 31, 2002). Amounts borrowed under the term commitment bear interest at LIBOR plus 3.25% (5.09% at December 31, 2002). The agreement is secured by a portion of the Company's accounts receivable and inventory and a portion of its property, plant and equipment. The agreement limits the amount of capital expenditures related to the Company's leasing business, requires maintenance of ratios related to interest coverage, leverage, asset coverage, and minimum net worth and restricts the amount of dividend payments. At December 31, 2002, $197.3 million was borrowed under this agreement and $150.0 million was available under the facility. At December 31, 2002, the most restrictive of the debt covenants based on trailing twelve month calculations as defined by the debt agreements allow approximately $99.0 million additional principal and approximately $14.8 million additional annual interest expense.

     In June 2002 TILC through a newly formed, wholly owned, business trust entered into a $200 million nonrecourse warehouse facility to finance or refinance railcars acquired or owned by TILC. The facility is secured by specific railcars and the underlying leases. Advances under the facility may not exceed 75% of the fair market value of the railcars securing the facility less any excluded assets as defined by the agreement. Advances under the facility bear interest at LIBOR plus 1.375% (2.82% at December 31, 2002) and are due no later than 30 months from the commence-ment date of the facility. At December 31, 2002, $86.2 million was available under this facility.

     On December 30, 2002, Standard & Poor's Rating Services lowered the Company's corporate credit rating to BB with stable outlook. This downgrade in the Company's credit rating had the effect of increasing the interest rate under the Company's bank lines by 1/4% which is approximately $777 thousand of additional interest expense per year based on debt levels at December 31, 2002, restricting up to $12 million of future cash flows from the Company's off-balance sheet railcar financing arrangement, and in the current environment, could impact interest rates on any new financing arrangements but would not result in acceleration of any obligations. Should Moody's Investors Service downgrade the Company's credit rating, it would result in a 1/4% increase in our interest rate on the revolving commitment.

     We expect to finance future operating requirements with cash flows from operations, and depending on market conditions, long-term and short-term debt and privately placed equity.

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

     Trinity, through a newly formed, wholly-owned, qualified subsidiary, leased the cars from the trust and subleased the railcars to independent third party customers. Future operating lease obligations of our subsidiary under the lease agreement are as follows (in millions): 2003 -- $16.8; 2004 -- $17.1;
2005 -- $16.3; 2006 -- $15.9; 2007 -- $16.5 and $209.0 thereafter. Future minimum rental revenues from subleased railcars as of December 31, 2001 are as follows (in millions): 2003 -- $19.1; 2004 -- $17.2; 2005 -- $14.9;
2006 -- $13.5, 2007 -- $11.8, and $64.4 thereafter.

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

     Included in our accompanying consolidated balance sheet are cash and company-owned railcars totaling $32.6 million which are in the qualified subsidiary and pledged as collateral for the duration of the lease obligations to the trust and an additional $6.5 million of cash which is pledged as collateral for the equity investor's investment. Trinity, under the terms of a servicing and remarketing agreement, will endeavor, consistent with customary commercial practice as would be used by a prudent person, to maintain railcars under lease for the benefit of the trust. Trinity also receives management fees under the terms of the agreement. Certain ratios must be maintained in order for excess cash flow, as defined, from the leases to third parties, to be available to Trinity.

     The sale of the railcars by Trinity to the trust was accounted for as a sale/leaseback transaction. No revenue or profit was recorded at the time of the transaction and all profit was deferred and is being amortized over the term of the operating lease. Neither the assets, the liabilities nor equity of the trust are reflected on the consolidated balance sheet of Trinity.

CONTRACTUAL OBLIGATION AND COMMERCIAL COMMITMENTS.

     As of December 31, 2002, we had the following contractual obligations (in millions):

                                                                    PAYMENTS DUE BY PERIOD
                                                            --------------------------------------
                                                            1 YEAR      2-3       4-5      AFTER 5
CONTRACTUAL OBLIGATIONS                            TOTAL    OR LESS    YEARS     YEARS      YEARS
-----------------------                            ------   -------    ------    ------    -------
Long-term debt...................................  $488.9    $43.6     $166.5    $198.9     $79.9
Operating leases.................................    43.3      9.8       16.8       7.8       8.9
Other............................................    57.2     18.8       16.2      15.6       6.6
                                                   ------    -----     ------    ------     -----
Total............................................  $589.4    $72.2     $199.5    $222.3     $95.4
                                                   ======    =====     ======    ======     =====

     As of December 31, 2002, we had the following other commercial commitments (in millions):

                                                            AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
                                                  TOTAL     ------------------------------------------
                                                 AMOUNTS    1 YEAR       2-3        4-5       AFTER 5
OTHER COMMERCIAL COMMITMENTS                    COMMITTED   OR LESS     YEARS      YEARS       YEARS
----------------------------                    ---------   -------     ------     ------     --------
Letters of Credit.............................   $110.2      $11.9      $10.2      $  --       $ 88.1
Operating leases under sale/leaseback
  transaction.................................    291.6       16.8       33.4       32.4        209.0
                                                 ------      -----      -----      -----       ------
                                                 $401.8      $28.7      $43.6      $32.4       $297.1
                                                 ======      =====      =====      =====       ======

INFLATION

     Changes in price levels of products and services did not significantly affect our operations during the year ended December 31, 2002, the nine months ended December 31, 2001 or in fiscal year 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will adopt SFAS 143 on January 1, 2003. The Company does not expect that SFAS 143 will have a material effect on its consolidated financial condition or results of operations.

     In October 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supersedes FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121); however it retains the fundamental provisions of that statement related to the recognition and measurement of the impairment of long-lived assets to be "held and used." In addition, SFAS 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset (group) to be disposed of other than by sale (e.g. abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset (group) as "held for sale." The adoption of SFAS did not have a material impact on the Company's consolidated financial condition or results of operations.

     In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The Company does not expect that SFAS 146 will have a material effect on its consolidated financial condition or results of operations but it will impact the timing of charges which could impact comparability of results among reporting periods.

     During November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires certain guarantees to be recorded at fair value. The initial recognition and measurement provisions of FIN 45 are applicable, on a prospective basis, to guarantees issued or modified after December 31, 2002. FIN 45 also requires a guarantor to make significant new disclosures. The disclosure requirements are effective for financial statements ending after December 15, 2002. FIN 45 did not have a material impact on the Company's consolidated financial statements.

     In December 2002, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosures" (SFAS 148) which amends FASB Statement No. 123 "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

     During January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" (FIN 46). The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and apply to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We are currently evaluating whether or not Trinity would be designated the primary beneficiary of the independent Trust which purchased railcars from us in a sale/leaseback transaction as described above. Currently, we believe, based on preliminary analysis, that the Company is not the primary beneficiary and therefore will not be required to consolidate the Trust.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Our earnings are affected by changes in interest rates due to the impact those changes have on our variable rate debt obligations, which represented approximately 64% of our total debt as of December 31, 2002. We have hedged a portion of this exposure with interest rate swaps leaving approximately 23% of our total debt exposed to fluctuations in interest rates. If interest rates average one percentage point more in fiscal year 2003 than they did during the year ended December 31, 2002, our interest expense would increase by approximately $3.1 million. In comparison, at December 31, 2001, we estimated that if interest rates averaged one percentage point more in fiscal year 2002 than they did during the nine months ended December 31, 2001, interest expense would have increased by approximately $2.3 million. The impact of an increase in interest rates was determined based on the impact of the hypothetical change in interest rates and scheduled principal payments on our variable-rate debt obligations as of December 31, 2002 and 2001.

     In addition, we are subject to market risk related to our net investments in our foreign subsidiaries. The net investment in foreign subsidiaries as of December 31, 2002 is $184.6 million. However, the impact of such market risk exposures as a result of foreign exchange rate fluctuations has not been material to us.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                            TRINITY INDUSTRIES, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   26

Consolidated Statements of Operations for the year ended
  December 31, 2002, the nine months ended December 31, 2001
  and for the year ended March 31, 2001.....................   27

Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................   28

Consolidated Statements of Cash Flows for the year ended
  December 31, 2002, the nine months ended December 31, 2001
  and for the year ended March 31, 2001.....................   29

Consolidated Statements of Stockholders' Equity for the year ended December 31, 2002, the nine months ended December
  31, 2001 and for the year ended March 31, 2001............   30

Notes to Consolidated Financial Statements..................   31

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
  Trinity Industries, Inc.

     We have audited the accompanying consolidated balance sheets of Trinity Industries, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows and stockholders' equity for the year ended December 31, 2002, the nine months ended December 31, 2001 and for the year ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trinity Industries, Inc. at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the year ended December 31, 2002, the nine months ended December 31, 2001 and for the year ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                               ERNST & YOUNG LLP
Dallas, Texas
February 28, 2003

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                NINE MONTHS    NINE MONTHS
                                   YEAR ENDED     YEAR ENDED       ENDED          ENDED       YEAR ENDED
                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   MARCH 31,
                                      2002           2001           2001           2000          2001
                                  ------------   ------------   ------------   ------------   ----------
                                                 (UNAUDITED)                   (UNAUDITED)
                                                   (IN MILLIONS EXCEPT PER SHARE DATA)
Revenues........................    $1,487.3       $1,766.5       $1,347.8       $1,485.6      $1,904.3
Operating costs:
  Cost of revenues..............     1,314.0        1,659.8        1,234.5        1,331.4       1,756.7
  Selling, engineering and
     administrative expenses....       162.6          181.3          129.7          162.1         213.7
                                    --------       --------       --------       --------      --------
                                     1,476.6        1,841.1        1,364.2        1,493.5       1,970.4
                                    --------       --------       --------       --------      --------
Operating profit (loss).........        10.7          (74.6)         (16.4)          (7.9)        (66.1)
Other (income) expense:
  Interest income...............        (1.2)          (3.9)          (2.5)          (5.5)         (6.9)
  Interest expense..............        36.3           29.3           21.7           21.3          28.9
  Other, net....................          --            2.6            4.9           30.5          28.2
                                    --------       --------       --------       --------      --------
                                        35.1           28.0           24.1           46.3          50.2
                                    --------       --------       --------       --------      --------
Loss before income taxes........       (24.4)        (102.6)         (40.5)         (54.2)       (116.3)
Provision (benefit) for income
  taxes:
  Current.......................       (60.8)         (10.7)           3.3           17.8           3.8
  Deferred......................        56.0          (17.5)          (9.1)         (37.3)        (45.7)
                                    --------       --------       --------       --------      --------
                                        (4.8)         (28.2)          (5.8)         (19.5)        (41.9)
                                    --------       --------       --------       --------      --------
Net income (loss)...............    $  (19.6)      $  (74.4)      $  (34.7)      $  (34.7)     $  (74.4)
                                    ========       ========       ========       ========      ========
Net income (loss) per common
  share:
  Basic.........................    $  (0.43)      $  (1.94)      $  (0.90)      $  (0.92)     $  (1.98)
                                    ========       ========       ========       ========      ========
  Diluted.......................    $  (0.43)      $  (1.94)      $  (0.90)      $  (0.92)     $  (1.98)
                                    ========       ========       ========       ========      ========
Weighted average number of
  shares outstanding:
  Basic.........................        45.3           38.3           38.7           37.6          37.5
  Diluted.......................        45.3           38.3           38.7           37.6          37.5

See accompanying notes to consolidated financial statements.

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2002            2001
                                                              ------------    ------------
                                                                     (IN MILLIONS)
ASSETS
Cash and cash equivalents...................................    $   19.1        $   22.2
Receivables (net of allowance for doubtful accounts of $8.3
  at December 31, 2002 and $9.5 at December 31, 2001).......       168.2           194.5
Income tax receivable.......................................        50.0             9.8
Inventories:
  Raw materials and supplies................................       115.9           159.5
  Work in process...........................................        42.3            42.4
  Finished goods............................................        55.1            73.3
                                                                --------        --------
                                                                   213.3           275.2
Property, plant and equipment, at cost......................     1,551.8         1,434.9
Less accumulated depreciation...............................      (604.4)         (555.8)
                                                                --------        --------
                                                                   947.4           879.1
Goodwill....................................................       411.3           415.7
Other assets................................................       133.6           155.5
                                                                --------        --------
                                                                $1,942.9        $1,952.0
                                                                ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities....................    $  396.0        $  424.9
Long-term debt..............................................       488.9           476.3
Other liabilities...........................................        56.4            41.4
                                                                --------        --------
                                                                   941.3           942.6
Stockholders' equity:
  Preferred stock -- 1.5 shares authorized and unissued.....          --              --
  Common stock -- shares issued and outstanding at December
     31, 2002 -- 50.9; at December 31, 2001 -- 51.0.........        50.9            51.0
  Capital in excess of par value............................       442.1           464.7
  Retained earnings.........................................       672.6           703.4
  Accumulated other comprehensive loss......................       (34.9)          (26.0)
  Treasury stock (5.0 shares at December 31, 2002 and 6.6
     shares at December 31, 2001)...........................      (129.1)         (183.7)
                                                                --------        --------
                                                                 1,001.6         1,009.4
                                                                --------        --------
                                                                $1,942.9        $1,952.0
                                                                ========        ========

See accompanying notes to consolidated financial statements.

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS CASH FLOWS

                                                                       NINE MONTHS    NINE MONTHS
                                          YEAR ENDED     YEAR ENDED       ENDED          ENDED       YEAR ENDED
                                         DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   MARCH 31,
                                             2002           2001           2001           2000          2001
                                         ------------   ------------   ------------   ------------   ----------
                                                        (UNAUDITED)                   (UNAUDITED)
                                                                     (IN MILLIONS)
Operating activities:
  Net loss.............................    $ (19.6)       $ (74.4)       $ (34.7)       $ (34.7)      $ (74.4)
  Adjustments to reconcile net loss to
     net cash provided by operating
     activities:
       Depreciation and amortization...       90.7           85.5           66.2           69.8          89.1
       Deferred income taxes...........       56.1          (17.5)          (9.1)         (37.3)        (45.7)
       Gain on sale of property, plant,
          equipment and other assets...       (4.5)          (2.5)          (1.1)          (9.8)        (11.2)
       Unusual charges.................         --          122.2           66.4          117.5         173.3
       Other...........................        5.2            1.6            2.5            1.9           1.0
       Changes in assets and
          liabilities, net of effects
          from acquisitions and unusual
          charges:
            Decrease in receivables....       26.3           58.1           88.7          122.9          92.3
            Increase in tax
               receivables.............      (40.2)          (9.8)          (9.8)            --            --
            (Increase) decrease in
               inventories.............       61.9          148.1          112.8          (59.6)        (24.3)
            (Increase) decrease in
               other assets............       20.5           15.2           (5.2)         (53.7)        (33.3)
            Decrease in accounts
               payable and accrued
               liabilities.............      (55.9)        (100.3)         (80.3)         (55.1)        (75.1)
            Increase (decrease) in
               other liabilities.......      (19.8)           8.8            3.7           (5.9)         (0.8)
                                           -------        -------        -------        -------       -------
               Total adjustments.......      140.3          309.4          234.8           90.7         165.3
                                           -------        -------        -------        -------       -------
Net cash provided by operating
  activities...........................      120.7          235.0          200.1           56.0          90.9
Investing activities:
  Proceeds from sale of property,
     plant, equipment and other
     assets............................       22.5          195.2          188.2           55.8          62.8
  Capital expenditures -- lease
     subsidiary........................     (134.5)        (183.3)         (86.9)        (152.5)       (248.9)
  Capital expenditures -- other........      (37.7)         (70.9)         (46.4)         (76.8)       (101.3)
  Payment for purchase of acquisitions,
     net of cash acquired..............       (1.4)        (164.8)        (165.0)         (13.7)        (13.5)
                                           -------        -------        -------        -------       -------
  Net cash required by investing
     activities........................     (151.1)        (223.8)        (110.1)        (187.2)       (300.9)
Financing activities:
  Issuance of common stock.............       31.2             --             --             --            --
  Net borrowings (repayments) of
     short-term debt...................         --           52.4          (35.8)         235.5         323.7
  Payments to retire long-term debt....     (786.1)         (29.6)         (25.5)         (51.4)        (55.5)
  Proceeds from issuance of long-term
     debt..............................      798.7             --             --             --            --
  Stock repurchases....................         --             --             --          (34.6)        (34.6)
  Dividends paid.......................      (16.5)         (26.6)         (20.0)         (20.4)        (27.0)
                                           -------        -------        -------        -------       -------
  Net cash provided (required) by
     financing activities..............       27.3           (3.8)         (81.3)         129.1         206.6
                                           -------        -------        -------        -------       -------
Net increase (decrease) in cash and
  equivalents..........................       (3.1)           7.4            8.7           (2.1)         (3.4)
Cash and equivalents at beginning of
  period...............................       22.2           14.8           13.5           16.9          16.9
                                           -------        -------        -------        -------       -------
Cash and equivalents at end of
  period...............................    $  19.1        $  22.2        $  22.2        $  14.8       $  13.5
                                           =======        =======        =======        =======       =======

Interest paid for the year ended December 31, 2002, the nine months ended December 31, 2001 and year ended March 31, 2001 was $26.9, $22.3, and $29.0, respectively. Taxes paid (received) for the year ended December 31, 2002, the nine months ended December 31, 2001 and the year ended March 31, 2001 was ($15.5), ($3.9), and $11.7, respectively.

See accompanying notes to consolidated financial statements.

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     COMMON       COMMON      CAPITAL
                                     SHARES        STOCK     IN EXCESS
                                  (100,000,000   $1.00 PAR    OF PAR     RETAINED
                                  AUTHORIZED)      VALUE       VALUE     EARNINGS
                                  ------------   ---------   ---------   --------
                                   (IN MILLIONS EXCEPT SHARE AND PER SHARE DATA)
Balance at March 31, 2000.......   43,796,351      $43.8      $295.1      $860.6
  Net loss......................           --         --          --       (74.4)
  Currency translation
    adjustments.................           --         --          --          --
  Comprehensive net loss........
  Cash dividends ($0.72 per
    share)......................           --         --          --       (26.8)
  Stock repurchases.............           --         --          --          --
  Other.........................           --         --        (3.3)         --
                                   ----------      -----      ------      ------
Balance at March 31, 2001.......   43,796,351       43.8       291.8       759.4
  Net loss......................           --         --          --       (34.7)
  Currency translation
    adjustments.................           --         --          --          --
  Unrealized loss on derivative
    financial instruments.......           --         --          --          --
  Comprehensive net loss........
  Cash dividends ($0.54 per
    share)......................           --         --          --       (21.3)
  Stock issued for mergers and
    acquisitions................    7,150,000        7.2       175.8          --
  Other.........................           --         --        (2.9)         --
                                   ----------      -----      ------      ------
Balance at December 31, 2001....   50,946,351       51.0       464.7       703.4
  Net loss......................           --         --          --       (19.6)
  Minimum pension liability
    adjustment..................           --         --          --          --
  Currency translation
    adjustments.................           --         --          --          --
  Unrealized gain on derivative
    financial instruments.......           --         --          --          --
  Comprehensive net loss........
  Cash dividends ($0.24 per
    share)......................           --         --          --       (11.2)
  Stock issued..................           --         --       (19.9)         --
  Other.........................       (6,000)      (0.1)       (2.7)         --
                                   ----------      -----      ------      ------
Balance at December 31, 2002....   50,940,351      $50.9      $442.1      $672.6
                                   ==========      =====      ======      ======

                                   ACCUMULATED
                                      OTHER                    TREASURY       TOTAL
                                  COMPREHENSIVE    TREASURY     STOCK     STOCKHOLDERS'
                                      LOSS          SHARES     AT COST       EQUITY
                                  -------------   ----------   --------   -------------
                                      (IN MILLIONS EXCEPT SHARE AND PER SHARE DATA)
Balance at March 31, 2000.......     $(19.8)      (5,455,743)  $(164.6)     $1,015.1
  Net loss......................         --               --        --         (74.4)
  Currency translation
    adjustments.................       (1.3)              --        --          (1.3)
                                                                            --------
  Comprehensive net loss........                                               (75.7)
  Cash dividends ($0.72 per
    share)......................         --               --        --         (26.8)
  Stock repurchases.............         --       (1,618,900)    (34.6)        (34.6)
  Other.........................         --          121,257       4.3           1.0
                                     ------       ----------   -------      --------
Balance at March 31, 2001.......      (21.1)      (6,953,386)   (194.9)        879.0
  Net loss......................         --               --        --         (34.7)
  Currency translation
    adjustments.................       (0.4)              --        --          (0.4)
  Unrealized loss on derivative
    financial instruments.......       (4.5)              --        --          (4.5)
                                                                            --------
  Comprehensive net loss........                                               (39.6)
  Cash dividends ($0.54 per
    share)......................         --               --        --         (21.3)
  Stock issued for mergers and
    acquisitions................         --           34,000       1.3         184.3
  Other.........................         --          310,864       9.9           7.0
                                     ------       ----------   -------      --------
Balance at December 31, 2001....      (26.0)      (6,608,522)   (183.7)      1,009.4
  Net loss......................         --               --        --         (19.6)
  Minimum pension liability
    adjustment..................      (20.8)              --        --         (20.8)
  Currency translation
    adjustments.................        9.2               --        --           9.2
  Unrealized gain on derivative
    financial instruments.......        2.7               --        --           2.7
                                                                            --------
  Comprehensive net loss........                                               (28.5)
  Cash dividends ($0.24 per
    share)......................         --               --        --         (11.2)
  Stock issued..................         --        1,500,000      51.1          31.2
  Other.........................         --           67,813       3.5           0.7
                                     ------       ----------   -------      --------
Balance at December 31, 2002....     $(34.9)      (5,040,709)  $(129.1)     $1,001.6
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

CHANGE IN YEAR END

     In September 2001 the Company changed its year end from March 31 to December 31. Unless stated otherwise, all references to "fiscal year 2001" shall mean the full fiscal year ended March 31, 2001.

REVENUE RECOGNITION

     The Company generally recognizes revenue when products are shipped or services are provided. Revenues for contracts providing for a large number of units and few deliveries are recorded as the individual units are produced, inspected and accepted by the customer. Revenue from rentals and operating leases are recorded monthly as the fees accrue. Fees for shipping and handling are recorded as revenue.

INCOME TAXES

     The liability method is used to account for income taxes. Deferred income taxes are provided for the temporary effects of differences in the recognition of revenues and expenses for financial statement and income tax reporting purposes. Valuation allowances reduce deferred tax assets to an amount that will more likely than not be realized.

NET INCOME (LOSS) PER SHARE

     Basic net income per common share is based on the weighted average number of common shares outstanding for the period. The numerator for both basic net income (loss) per common share and diluted net income (loss) per common share is net income (loss). The difference between the denominator in the basic calculation and the denominator in the diluted calculation is generally attributable to the effect of employee stock options. Diluted loss per common share for the year ended December 31, 2002, the nine months ended December 31, 2001 and for fiscal 2001 is based only on the weighted average number of common shares outstanding during the period, as the inclusion of stock options would have been antidilutive. The number of shares of antidilutive options for the year ended December 31, 2002, the nine months ended December 31, 2001 and for fiscal year 2001 were 81,120, 173,422, and 58,019, respectively.

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

     Effective April 1, 2001, the Company adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities. In accordance with SFAS 133, the Company formally documents all hedging instruments and assesses on an ongoing basis whether hedging transactions are highly effective. It is the Company's policy not to speculate in hedging activities. All hedging instruments outstanding at December 31, 2002 have been designated as cash flow hedges and are considered highly effective.

     Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. As of December 31, 2002, the Company has seven interest rate swap agreements outstanding. These agreements have a total notional amount of $200.0 million and expire in May 2003.

The Company pays an average fixed rate of 4.30% and receives a floating rate based on the three-month LIBOR rates. As of December 31, 2002, the fair value of these swaps was recorded as a liability on the Company's books of $2.9 million with the offset to other comprehensive net income (loss). Subsequent to December 31, 2002, the Company restructured and extended $50.0 million of the interest rate swaps with a maturity date of May 2005 at a rate of 3.06%. The Company also entered into forward interest rate swaps for $50.0 million starting May 2003 at an average rate of 2.45%. These interest rate swaps mature in May 2005.

     Foreign operations give rise to risks from changes in foreign currency exchange rates. Forward exchange contracts with established financial institutions are utilized to hedge a portion of such risk. Realized and unrealized gains and losses are deferred and recognized in earnings concurrent with the hedged transaction. Although forward exchange contracts entered into mitigate the impact of currency fluctuations, certain exposure remains that may affect operating results. As of December 31, 2002, the fair value of the forward exchange contracts is not material.

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

     The Company recognizes an impairment on its long-lived assets if the sum of the expected future cash flows generated by an asset or group of assets is less than the carrying amount of the respective asset(s). The Company measures an impairment loss of its assets the amount by which the carrying amount of the asset exceeds the fair value of the asset.

GOODWILL

     Effective April 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and ceased the amortization of goodwill and other intangibles with indefinite lives. Since the adoption of the new accounting policy, goodwill is tested by reporting unit at least annually as of November for impairment by comparing the fair value of the reporting unit to its book value.

INSURANCE

     The Company's insurance for workers' compensation is effectively self-insured. A third party administrator is used to process claims. The Company accrues the workers' compensation liability based upon an independent actuarial study.

WARRANTIES

     The Company provides for the estimated cost of product warranties at the time revenue is recognized and assesses the adequacy of the resulting reserves on a quarterly basis. As of December 31, 2002 and 2001, the accrual for warranties was $20.8 million and $18.1 million, respectively.

FOREIGN CURRENCY TRANSLATION

     Operations outside the United States prepare financial statements in currencies other than the United States Dollar; the income statement amounts are translated at average exchange rates for the year, while the assets and liabilities are translated at year-end exchange rates. Translation adjustments are accumulated as a separate component of stockholders' equity and comprehensive loss.

COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, the effective unrealized portions of changes in fair value of the Company's derivative financial instruments and the minimum pension liability adjustment. All components are shown net of tax.

STOCK-BASED COMPENSATION

     The Company has elected to apply the accounting provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25) and its interpretations and, accordingly, no compensation cost has been recorded for stock options. The effect of computing compensation cost in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," and the weighted average fair value of options granted during the year ended December 31, 2002, the nine months ended December 31, 2001 using the Black-Scholes option pricing method are shown in the accompanying table.

                                      NINE MONTHS      YEAR
                        YEAR ENDED       ENDED         ENDED
                       DECEMBER 31,   DECEMBER 31,   MARCH 31,
                           2002           2001         2001
                       ------------   ------------   ---------
Estimated fair value
  per share of
  options granted....     $ 8.36         $ 5.99       $ 7.56
Pro forma (in
  millions):
  Net loss, as
    reported.........     $(19.6)        $(34.7)      $(74.4)
  Deduct: Total
    stock-based
    employee
    compensation
    expense
    determined under
    fair value based
    method for all
    awards, net of
    related income
    tax effects......       (5.9)          (5.0)        (4.3)
                          ------         ------       ------
Pro forma net loss...     $(25.5)        $(39.7)      $(78.7)
                          ======         ======       ======
  Per diluted
    share............     $(0.56)        $(1.03)      $(2.10)
                          ======         ======       ======
Black-Scholes
  assumptions:
  Expected option
    life (years).....        6.0            6.8          6.8
  Risk-free interest
    rate.............       4.75%           4.8%         4.5%
  Dividend yield.....        1.1%           3.7%         3.1%
  Common stock
    volatility.......      0.360          0.354        0.328

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will adopt SFAS 143 on January 1, 2003. The Company does not expect that SFAS 143 will have a material effect on its consolidated financial condition or results of operations.

     In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The Company does not expect that SFAS 146 will have a material effect on its consolidated financial condition or results of operations but it will impact the timing of charges which could impact comparability of results among reporting periods.

     During November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires certain guarantees to be recorded at fair value. The initial recognition and measurement provisions of FIN 45 are applicable, on a prospective basis, to guarantees issued or modified after December 31, 2002. FIN 45 also requires a guarantor to make significant new disclosures. The disclosure requirements are effective for financial statements ending after December 15, 2002. FIN 45 did not have a material impact on the Company's consolidated financial statements.

     In December 2002, the FASB issued Statement No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosures" (SFAS 148) which amends FASB Statement No. 123 "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

     During January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" (FIN 46). The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and apply to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating whether or not it would be designated the primary beneficiary of the independent Trust which purchased railcars from the Company in a sale/leaseback transaction as described in note 9. Currently, the Company believes, based on preliminary analysis, that it is not the primary beneficiary and therefore will not be required to consolidate the Trust.

NOTE 2. SEGMENT INFORMATION

     The Company reports operating results in the following business segments:
(1) the Trinity Rail Group, which manufactures and sells railcars and component parts; (2) the Construction Products Group which manufactures and sells highway guardrail and safety products, concrete and aggregate, girders and beams used in the construction of highway and railway bridges and weld fittings used in pressure piping systems; (3) the Inland Barge Group which manufactures and sells barges and related products for inland waterway services; (4) the Industrial Products Group, which manufactures and sells container heads and pressure and non-pressure containers for the storage and transportation of liquefied gases and other liquid and dry products; and (5) the Trinity Railcar Leasing and Management Services Group, which provides services such as fleet management and leasing. Finally, All Other includes the Company's captive insurance and transportation companies, structural towers, and other peripheral businesses.

     Sales from Trinity Rail Group to Trinity Railcar Leasing and Management Services Group are recorded in Trinity Rail Group and eliminated in consolidation. Sales of railcars from the lease fleet are included in the Trinity Railcar Leasing and Management Services Group segment. Sales between groups are recorded at prices comparable to external customers.

     The financial information for these segments is shown in the tables below. The Company operates principally in the continental United States, Mexico, Romania, the United Kingdom, the Czech Republic and Brazil.

YEAR ENDED DECEMBER 31, 2002

                                               REVENUES                OPERATING
                                  ----------------------------------    PROFIT                DEPRECIATION &     CAPITAL
                                  OUTSIDE    INTERSEGMENT    TOTAL      (LOSS)      ASSETS     AMORTIZATION    EXPENDITURES
                                  --------   ------------   --------   ---------   --------   --------------   ------------
                                                                        (IN MILLIONS)
Rail Group......................  $  504.3     $ 125.1      $  629.4    $(41.5)    $  819.8       $20.7           $  7.1
Construction Products Group.....     503.9         0.9         504.8      48.3        233.6        24.1             17.1
Inland Barge Group..............     211.7          --         211.7       4.7         71.0         3.2              1.8
Industrial Products Group.......     140.1         3.0         143.1       2.4         89.7         5.8              5.4
Railcar Leasing and Management
  Services Group................     114.7          --         114.7      31.3        575.9        27.6            139.0
All Other.......................      12.6        26.9          39.5      (5.7)        40.3         4.2               --
Eliminations & Corporate
  Items.........................        --      (155.9)       (155.9)    (28.8)       112.6         5.1              1.8
                                  --------     -------      --------    ------     --------       -----           ------
Consolidated Total..............  $1,487.3     $    --      $1,487.3    $ 10.7     $1,942.9       $90.7           $172.2
                                  ========     =======      ========    ======     ========       =====           ======

YEAR ENDED DECEMBER 31, 2001 (UNAUDITED)

                                               REVENUES                OPERATING
                                  ----------------------------------    PROFIT                DEPRECIATION &     CAPITAL
                                  OUTSIDE    INTERSEGMENT    TOTAL      (LOSS)      ASSETS     AMORTIZATION    EXPENDITURES
                                  --------   ------------   --------   ---------   --------   --------------   ------------
                                                                        (IN MILLIONS)
Rail Group......................  $  700.0     $ 257.5      $  957.5    $(104.4)   $  868.7       $26.6           $ 31.3
Construction Products Group.....     543.8         6.5         550.3       48.9       250.0        24.7             18.6
Inland Barge Group..............     206.6         0.1         206.7       11.6        86.6         3.6              2.2
Industrial Products Group.......     139.9         7.6         147.5        2.8       104.6         5.8              8.3
Railcar Leasing and Management
  Services Group................     114.1          --         114.1       38.0       482.8        14.4            186.9
All Other.......................      62.1        43.9         106.0      (35.8)       52.5         5.4              4.8
Eliminations & Corporate
  Items.........................        --      (315.6)       (315.6)     (35.7)      106.8         5.0              2.1
                                  --------     -------      --------    -------    --------       -----           ------
Consolidated Total..............  $1,766.5     $    --      $1,766.5    $ (74.6)   $1,952.0       $85.5           $254.2
                                  ========     =======      ========    =======    ========       =====           ======

NINE MONTHS ENDED DECEMBER 31, 2001

                                               REVENUES                OPERATING
                                  ----------------------------------    PROFIT                DEPRECIATION &     CAPITAL
                                  OUTSIDE    INTERSEGMENT    TOTAL      (LOSS)      ASSETS     AMORTIZATION    EXPENDITURES
                                  --------   ------------   --------   ---------   --------   --------------   ------------
                                                                        (IN MILLIONS)
Rail Group......................  $  521.3     $ 142.8      $  664.1    $(65.8)    $  868.7       $21.3           $ 22.9
Construction Products Group.....     427.2         5.0         432.2      45.6        250.0        18.7             11.9
Inland Barge Group..............     148.2          --         148.2       9.8         86.6         2.7              1.8
Industrial Products Group.......     106.7         2.3         109.0       3.9        104.6         4.7              5.3
Railcar Leasing and Management
  Services Group................      94.0          --          94.0      30.2        482.8        11.4             87.6
All Other.......................      50.4        28.1          78.5     (21.1)        52.5         3.9              2.3
Eliminations & Corporate
  Items.........................        --      (178.2)       (178.2)    (19.0)       106.8         3.5              1.5
                                  --------     -------      --------    ------     --------       -----           ------
Consolidated Total..............  $1,347.8     $    --      $1,347.8    $(16.4)    $1,952.0       $66.2           $133.3
                                  ========     =======      ========    ======     ========       =====           ======

NINE MONTHS ENDED DECEMBER 31, 2000 (UNAUDITED)

                                               REVENUES                OPERATING
                                  ----------------------------------    PROFIT                DEPRECIATION &     CAPITAL
                                  OUTSIDE    INTERSEGMENT    TOTAL      (LOSS)      ASSETS     AMORTIZATION    EXPENDITURES
                                  --------   ------------   --------   ---------   --------   --------------   ------------
                                                                        (IN MILLIONS)
Rail Group......................  $  639.3     $ 166.9      $  806.2    $  3.4     $  545.1       $19.1           $ 26.8
Construction Products Group.....     432.4         9.6         442.0      25.8        313.4        21.5             21.3
Inland Barge Group..............     144.5          --         144.5       9.9         81.2         3.4              1.3
Industrial Products Group.......     127.1         4.5         131.6       6.5        228.3         4.1              9.4
Railcar Leasing and Management
  Services Group................     108.6          --         108.6      34.2        469.1        11.0            160.5
All Other.......................      33.7        30.0          63.7     (44.4)        88.5         5.5              8.2
Eliminations & Corporate
  Items.........................        --      (211.0)       (211.0)    (43.3)        29.9         5.2              1.8
                                  --------     -------      --------    ------     --------       -----           ------
Consolidated Total..............  $1,485.6     $    --      $1,485.6    $ (7.9)    $1,755.5       $69.8           $229.3
                                  ========     =======      ========    ======     ========       =====           ======

YEAR ENDED MARCH 31, 2001

                                              REVENUES                OPERATING
                                 ----------------------------------    PROFIT                DEPRECIATION &     CAPITAL
                                 OUTSIDE    INTERSEGMENT    TOTAL      (LOSS)      ASSETS     AMORTIZATION    EXPENDITURES
                                 --------   ------------   --------   ---------   --------   --------------   ------------
                                                                       (IN MILLIONS)
Rail Group.....................  $  818.0     $ 281.7      $1,099.7    $(35.2)    $  596.7       $24.4           $ 35.2
Construction Products Group....     549.0        11.1         560.1      29.1        282.4        27.5             28.0
Inland Barge Group.............     202.9         0.1         203.0      11.7         77.2         4.3              1.7
Industrial Products Group......     160.3         9.8         170.1       5.4        155.6         5.2             12.4
Railcar Leasing and Management
  Services Group...............     128.7          --         128.7      42.0        553.1        14.0            259.8
All Other......................      45.4        45.8          91.2     (59.1)        63.2         7.0             10.7
Eliminations & Corporate
  Items........................        --      (348.5)       (348.5)    (60.0)        97.7         6.7              2.4
                                 --------     -------      --------    ------     --------       -----           ------
Consolidated Total.............  $1,904.3     $    --      $1,904.3    $(66.1)    $1,825.9       $89.1           $350.2
                                 ========     =======      ========    ======     ========       =====           ======

     Total revenues from external customers attributed to foreign operations for the year ended December 31, 2002, the nine months ended December 31, 2001 and for fiscal year 2001 are $249.3 million, $102.2 million, and $99.5 million, respectively. Long-lived assets located outside the United States at December 31, 2002 and 2001 and at March 31, 2001 are $162.5 million, $159.4 million, and $179.2 million, respectively.

     Corporate assets are composed of cash and equivalents, notes receivable, land held for investment, certain property, plant and equipment, and other assets. Capital expenditures do not include business acquisitions.

NOTE 3. UNUSUAL CHARGES

     In December 2001, the Company recorded special pretax charges of $66.4 million ($50.4 million after tax), or $1.19 per share based on weighted average shares outstanding for the three months ended December 31, 2001 and $1.30 per share based on weighted average shares outstanding for the nine months ended December 31, 2001, related primarily to restructuring the Company's Rail Group in connection with the Thrall merger in North America and in Europe and other matters.

COSTS INCLUDED IN THE CHARGES ARE SUMMARIZED AS FOLLOWS:

                                                                  TOTAL
                                                                 CHARGES
                                                              -------------
                                                              (IN MILLIONS)
Property, plant & equipment -- write-downs to net realizable
  value and related plant closing costs.....................      $46.5
Severance costs -- approximately 2,100 employees............        3.8
                                                                  -----
     Railcar restructuring charges..........................       50.3
Asset write-downs and exit costs related to wholly owned
  businesses................................................       15.5
Non railcar severance -- 11 employees.......................        0.6
                                                                  -----
     Total charges..........................................      $66.4
                                                                  =====

Classification of the charges by segment and income statement line items are shown below:

                                                                      CONSTRUCTION    ALL
                                                            RAILCAR     PRODUCTS     OTHER   TOTAL
                                                            -------   ------------   -----   -----
                                                                        (IN MILLIONS)
Cost of revenues..........................................   $46.1        $0.8       $ 9.9   $56.8
Selling, engineering & administrative.....................     4.2         0.1         3.2     7.5
                                                             -----        ----       -----   -----
Charged to operating profit...............................    50.3         0.9        13.1    64.3
Other (income) expense -- corporate.......................      --          --         2.1     2.1
                                                             -----        ----       -----   -----
  Total charges...........................................   $50.3        $0.9       $15.2   $66.4
                                                             =====        ====       =====   =====

     In fiscal year 2001, the Company recorded pretax charges of $173.3 million ($110.9 million after tax), or $2.96 per share, related primarily to restructuring the Company's Rail Group, exiting the flange and valve businesses, writing down certain inventory, curtailing international barge operations, environmental liabilities associated with previously closed facilities, litigation reserve for an adverse jury verdict, write-down of certain equity investments and acquired assets, including a 20% investment in a Russian transportation company obtained with the acquisition of Transcisco Industries in the fall of 1996, and other charges.

Costs included in the fiscal year 2001 charges are summarized as follows:

                                                                                             RESERVES
                                                         TOTAL                               MARCH 31,
                                                        CHARGES      PAYMENTS   WRITE-OFFS     2001
                                                     -------------   --------   ----------   ---------
                                                     (IN MILLIONS)
Property, plant & equipment -- write-downs to net
  realizable value to be disposed of and related
  shut-down costs and other asset write-downs......     $ 81.7        $(2.4)     $ (55.2)      $24.1
Inventory write-downs..............................       14.2           --        (13.8)        0.4
Environmental liabilities..........................       11.8           --           --        11.8
Severance costs....................................        7.8         (5.2)          --         2.6
Adverse jury verdict...............................       14.8           --           --        14.8
Equity investment write-downs:
  Russian transportation company...................       17.0           --        (17.0)         --
  Other equity investments.........................       20.5           --        (20.5)         --
                                                        ------        -----      -------       -----
     Total equity investment write-downs...........       37.5           --        (37.5)         --
Other..............................................        5.5           --         (1.8)        3.7
                                                        ------        -----      -------       -----
                                                        $173.3        $(7.6)     $(108.3)      $57.4
                                                        ======        =====      =======       =====

Classification of the charges by segment are shown below:

                                                          CONSTRUCTION   INLAND   INDUSTRIAL   CORPORATE &
                                                RAILCAR     PRODUCTS     BARGE     PRODUCTS       OTHER      TOTAL
                                                -------   ------------   ------   ----------   -----------   ------
                                                                           (IN MILLIONS)
Cost of revenues..............................   $73.7       $13.7        $4.4       $0.7         $32.8      $125.3
Selling, engineering & administrative.........     6.7          --          --         --           8.9        15.6
                                                 -----       -----        ----       ----         -----      ------
Charged to operating profit...................    80.4        13.7         4.4        0.7          41.7       140.9
Other (income) expense........................      --          --          --         --          32.4        32.4
                                                 -----       -----        ----       ----         -----      ------
  Total charges...............................   $80.4       $13.7        $4.4       $0.7         $74.1      $173.3
                                                 =====       =====        ====       ====         =====      ======

     Restructuring and other reserve activity for the year ended December 31, 2002 and the nine months ended December 31, 2001 is:

                              RESERVES                                        RESERVES
                              MARCH 31,                                     DECEMBER 31,   ADDITIONAL
                                2001      CHARGES   PAYMENTS   WRITE-OFFS       2001        CHARGES     PAYMENTS   WRITE-OFFS
                              ---------   -------   --------   ----------   ------------   ----------   --------   ----------
Property, plant &
  equipment -- write-downs
  to net realizable value to
  be disposed of and related
  shut-down costs and other
  asset write-downs.........    $24.1      $48.7     $(2.1)      $(51.8)       $18.9          $0.1       $ (8.2)     $ (6.2)
Inventory write-down........      0.4        4.4        --         (4.8)          --            --           --          --
Environmental liabilities...     11.8        0.1      (0.8)          --         11.1            --         (0.3)       (0.2)
Severance costs.............      2.6        3.8      (0.7)        (0.8)         4.9           0.4         (3.2)       (1.5)
Adverse jury verdict........     14.8         --        --           --         14.8            --           --          --
Asset write-downs and exit
  costs related to wholly
  owned businesses..........       --       11.6        --        (11.4)         0.2           0.1         (0.3)         --
Other.......................      3.7        0.6      (0.9)        (0.2)         3.2                       (2.0)       (0.8)
                                -----      -----     -----       ------        -----          ----       ------      ------
                                $57.4      $69.2     $(4.5)      $(69.0)       $53.1          $0.6       $(14.0)     $ (8.7)
                                =====      =====     =====       ======        =====          ====       ======      ======

                                RESERVES
                              DECEMBER 31,
                                  2002
                              ------------
Property, plant &
  equipment -- write-downs
  to net realizable value to
  be disposed of and related
  shut-down costs and other
  asset write-downs.........     $ 4.6
Inventory write-down........        --
Environmental liabilities...      10.6
Severance costs.............       0.6
Adverse jury verdict........      14.8
Asset write-downs and exit
  costs related to wholly
  owned businesses..........        --
Other.......................       0.4
                                 -----
                                 $31.0
                                 =====

NOTE 4. ACQUISITIONS AND DIVESTITURES

     On October 26, 2001, Trinity completed a merger transaction with privately owned Thrall Car Manufacturing Company (Thrall). The results of Thrall's operations have been included in the consolidated financial statements since that date. Thrall is a leading railcar manufacturer, with operations in both the United States and Europe. This merger combines Trinity's strength in the tank car segment, Thrall's strength in auto rack manufacturing, and the Company's research and development expertise across the entire spectrum of railcars. The aggregate purchase price was $377.1 million including $165.5 million of cash, a working capital adjustment per the merger agreement of $15.2 million, transaction fees of $13.0 million, and common stock valued at $183.4 million. In addition, Trinity under certain circumstances has agreed to make additional payments, not to exceed $45 million over five years, based on a formula related to annual railcar industry production levels. Any additional amounts paid will be recorded as goodwill. The value of the 7.15 million common shares issued was determined based on the average market price of Trinity's common shares over the period including two days before and after the terms of the merger were agreed to and announced.

     The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions).

                                         OCTOBER 26, 2001
                                         ----------------
Current assets.........................       $ 82.0
Property, plant, and equipment.........         38.3
Intangible assets -- patents...........          2.9
Deferred tax asset.....................          9.1
Goodwill...............................        333.3
                                              ------
  Total assets acquired................        465.6
Current liabilities....................        (88.5)
                                              ------
Net assets acquired....................       $377.1
                                              ======

     The $333.3 million of goodwill was assigned to the Trinity Rail Group and $317.6 million of that amount is expected to be deductible for tax purposes.

     The following unaudited pro forma consolidated results of operations are presented below as if the merger with Thrall had been made as of April 1, 2001. The pro forma consolidated results of operations include adjustments to give effect to interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the merger been made at the beginning of the periods presented or the future results of the combined operations.

                                       NINE MONTHS ENDED
                                         DECEMBER 31,
                                             2001
                                       -----------------
Revenues............................       $1,544.1
Net loss............................          (50.1)
Loss per share:
  Basic.............................       $  (1.13)
  Diluted...........................       $  (1.13)

     Results for the nine months ended December 31, 2001 included after-tax charges of $50.4 million ($1.30 per share) related to restructuring the Rail Group in connection with the Thrall merger and the down cycle in the railcar industry and other matters.

     On November 9, 2001, Trinity purchased 100% of the outstanding ownership interests of Transport Capital LLC, a privately held asset management and advisory services company serving the rail transportation industry owned by a group of individuals. The aggregate purchase price was $2.1 million including $1.3 million of cash and 34 thousand shares of common stock held in treasury valued at $0.8 million. Goodwill amounted to $1.8 million, which is not deductible for tax purposes. Goodwill was assigned to Railcar Leasing and Management Services Group.

     The Company made certain acquisitions during fiscal year 2001 accounted for by the purchase method. The aggregate purchase price for these acquisitions was $30.6 million. Goodwill of $14.5 million was recorded on the 2001 acquisitions. The acquired operations have been included in the consolidated financial statements from the effective dates of the acquisitions. Pro forma results would not have been materially different from actual results for any year presented.

     During fiscal year 2001, the Company made the decision to discontinue the operations of TEMCO, which produced concrete mixers, concrete batch plants and component parts for concrete related industries. Certain assets associated with this business were sold in March 2001.

NOTE 5. PROPERTY, PLANT AND EQUIPMENT

                               DECEMBER 31,   DECEMBER 31,
                                   2002           2001
                               ------------   ------------
                                      (IN MILLIONS)
Land.........................    $   52.8       $   51.5
Buildings and improvements...       292.9          286.4
Machinery....................       526.5          539.5
Equipment on lease...........       643.4          536.4
Construction in progress.....        36.2           21.1
                                 --------       --------
                                 $1,551.8       $1,434.9
                                 ========       ========

     Equipment on lease consists primarily of railcars leased by third parties. The Company enters into lease contracts with third parties with terms generally ranging between one and fifteen years, wherein equipment manufactured by Trinity is leased for a specified type of service over the term of the contract. The Company primarily enters into operating leases. Future minimum rental revenues on leases in each fiscal year are (in millions): 2003 -- $53.8; 2004 -- $49.8; 2005 -- $44.8; 2006 -- $34.8; 2007 -- $28.3; and $185.9 thereafter. Equipment on lease with a net book value of $434.2 million is pledged as collateral for long-term debt.

     In addition to Company owned railcars, the Company leases other equipment under operating leases. Future minimum rent expense on these leases in each fiscal year are (in millions): 2003 -- $9.8; 2004 -- $8.6; 2005 -- $8.2;
2006 -- $4.4; 2007 -- $3.4; and $8.9 thereafter. Information related to the lease agreements, future operating lease obligations and future minimum rent expense associated with the Company's wholly owned, qualified subsidiary are located in Note 9 on page 41.

     The Company estimates the fair market value of properties no longer in use or held for sale based on the location and condition of the properties, the fair market value of similar properties in the area, and the experience of the Company in the selling of similar properties in the past. As of December 31, 2002, the Company had non-operating plants with a net book value of $25.4 million.

NOTE 6. GOODWILL

     The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, effective April 1,

2001. Under SFAS No. 142, goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise. As of November 30, 2002, the Company completed the impairment test of goodwill at the segment level and has determined there is no impairment to its recorded goodwill. Goodwill by segment is as follows (in millions):

                               DECEMBER 31,   DECEMBER 31,
                                   2002           2001
                               ------------   ------------
Rail.........................     $403.3         $407.7
Construction Products........        4.7            4.7
Industrial Products..........        1.5            1.5
Railcar Leasing and
  Management Services........        1.8            1.8
                                  ------         ------
                                  $411.3         $415.7
                                  ======         ======

     Had the Company been accounting for its goodwill under SFAS No. 142 for fiscal 2001, the Company's net income (loss) and earnings (loss) per share would have been as follows (in millions except per share amounts):

                                             YEAR ENDED
                                             MARCH 31,
                                                2001
                                           --------------
Reported net loss.......................       $(74.4)
Add back goodwill amortization, net of
  tax...................................          2.5
                                               ------
Adjusted net loss.......................       $(71.9)
                                               ======
Basic and diluted loss per share:
Reported net loss.......................       $(1.98)
Goodwill amortization, net of tax.......          .07
                                               ------
Adjusted net loss.......................       $(1.91)
                                               ======

     During the year ended December 31, 2002, goodwill related to the Thrall merger was adjusted for purchase price adjustments related to refinement of estimates and deferred income taxes.

NOTE 7. DEPOSIT AGREEMENT

     The Company entered into a deposit agreement with Altos Hornos de Mexico, SA de C.V. ("AHMSA") which provides for funds to be deposited with AHMSA which are then used along with other funds from the Company to purchase steel from AHMSA. As of December 31, 2002, total funds on deposit including interest due amounted to approximately $35.3 million. Since May 1999 AHMSA has been operating under a judicial declaration of suspension of payments, which under applicable Mexican law, allows companies in Mexico to (1) seek a debt restructuring agreement with their creditors in an orderly fashion; (2) continue their operations; and (3) avoid declaration of bankruptcy and liquidation of assets. The Company's understanding of Mexican law is that all funds on deposit are required to be returned to the Company regardless of whether or not the supplier is able to operate under the declaration of suspension of payments. Trinity reduced $13.3 million of this deposit through inventory purchases in the year ended December 31, 2002. The timing of future reductions of the deposit balance will depend on the rate of future steel purchases.

NOTE 8. DEBT

                               DECEMBER 31,   DECEMBER 31,
                                   2002           2001
                               ------------   ------------
                                      (IN MILLIONS)
Revolving commitment.........     $ 48.0         $288.0
Term commitment..............      149.3             --
Warehouse facility...........      113.8             --
6.0-9.25 percent industrial
  development revenue bonds
  payable in varying amounts
  through 2005...............        0.6            1.0
0.0-8.25 percent promissory
  notes, generally payable
  annually through 2015......        5.1            4.0
6.96-8.24 percent equipment
  trust certificates to
  institutional investors
  generally payable in
  semi-annual installments of
  varying amounts through
  2003.......................        1.4           10.5
7.755 percent equipment trust
  certificates to
  institutional investors
  generally payable in
  semi-annual installments of
  varying amounts through
  2009.......................      170.0          170.0
11.3 percent notes payable
  monthly through 2003.......        0.7            2.8
                                  ------         ------
                                  $488.9         $476.3
                                  ======         ======

     In June 2002, the Company completed a secured credit agreement for $425 million. The agreement includes a $275 million 3-year revolving commitment and a $150 million 5-year term commitment. The agreement calls for quarterly payments of principal on the term debt in the amount of $375 thousand beginning September 30, 2002 through June 30, 2006 and $36.0 million beginning on September 30, 2006 and ending on the maturity date. Amounts borrowed under the revolving commitment bear interest at LIBOR plus 2.00% (3.89% at December 31, 2002). Amounts borrowed under the term commitment bear interest at LIBOR plus 3.25% (5.09% at December 31, 2002). The agreement is secured by a portion of the

Company's accounts receivable and inventory and a portion of its property, plant and equipment. The agreement limits the amount of capital expenditures related to the Company's leasing business, requires maintenance of ratios related to interest coverage, leverage, asset coverage, and minimum net worth and restricts the amount of dividend payments. At December 31, 2002, $197.3 million was borrowed under this agreement and $150.0 million was available under the facility. At December 31, 2002, the most restrictive of the debt covenants based on trailing twelve month calculations as defined by the debt agreements allow approximately $99.0 million additional principal and approximately $14.8 million additional annual interest expense.

     In June 2002 TILC through a newly formed, wholly owned, business trust entered into a $200 million nonrecourse warehouse facility to finance or refinance railcars acquired or owned by TILC. The facility is secured by specific railcars and the underlying leases. Advances under the facility may not exceed 75% of the fair market value of the railcars securing the facility less any excluded assets as defined by the agreement. Advances under the facility bear interest at LIBOR plus 1.375% (2.82% at December 31, 2002) and are due no later than 30 months from the commencement date of the facility. At December 31, 2002, $86.2 million was available under this facility.

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

     Principal payments due during the next five years as of December 31, 2002, including the above Pass Through Certificates, are (in millions) 2003 -- $43.6; 2004 -- $76.6; 2005 -- $89.9; 2006 -- $83.2; 2007 -- $115.7; and $79.9
thereafter.

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

     Trinity, through a newly formed, wholly owned, qualified subsidiary, leased the cars from the trust and subleased the railcars to independent third party customers. Future operating lease obligations of the Company's subsidiary under the lease agreement are as follows (in millions): 2003 -- $16.8; 2004 -- $17.1; 2005 -- $16.3; 2006 -- $15.9; 2007 -- $16.5; and $209.0 thereafter. Future minimum rental revenues from subleased railcars as of December 31, 2002 are as follows (in millions); 2003 -- $19.1; 2004 -- $17.2; 2005 -- $14.9;
2006 -- $13.5, 2007 -- $11.8; and $64.4 thereafter.

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

     Included in the Company's accompanying consolidated balance sheet are cash and company-owned railcars totaling $32.6 million which are in the qualified subsidiary and pledged as collateral for the duration of the lease obligations to the trust and an additional $6.5 million of cash which is pledged as collateral for the equity investor's investment. Trinity, under the terms of a servicing and remarketing agreement, will endeavor, consistent with customary commercial practice as would be used by a prudent person, to maintain railcars under lease for the benefit of the trust. Trinity also receives management fees under the terms of the agreement. Certain ratios must be maintained in order for excess cash flow, as defined, from the leases to third parties, to be available to Trinity.

     The sale of the railcars by Trinity to the trust was accounted for as a sale/leaseback transaction.

No revenue or profit was recorded at the time of the transaction and all profit was deferred and is being amortized over the term of the operating lease. Neither the assets , the liabilities nor equity of the trust are reflected on the consolidated balance sheet of Trinity.

NOTE 10. OTHER, NET

     Other (income) expense consists of the following items (in millions):

                                      NINE MONTHS      YEAR
                        YEAR ENDED       ENDED         ENDED
                       DECEMBER 31,   DECEMBER 31,   MARCH 31,
                           2002           2001         2001
                       ------------   ------------   ---------
Gain on sale of
  property, plant and
  equipment..........     $(4.5)         $(1.1)       $(11.2)
Foreign exchange
  transactions.......       1.7            1.5          (0.6)
Investment write-
  downs..............        --            1.9          36.2
Loss on equity
  investments........       2.2            1.8           2.4
Other................       0.6            0.8           1.4
                          -----          -----        ------
  Other, net.........     $  --          $ 4.9        $ 28.2
                          =====          =====        ======

NOTE 11. INCOME TAXES

     The components of the provision (benefit) for income taxes are:

                                           NINE MONTHS
                         YEAR ENDED           ENDED        YEAR ENDED
                        DECEMBER 31,      DECEMBER 31,     MARCH 31,
                            2002              2001            2001
                       ---------------   ---------------   ----------
Current:
  Federal............      $(59.4)            $ 4.6          $  2.5
  State..............        (3.0)             (0.5)            1.1
  Foreign............         1.6              (0.8)            0.2
                           ------             -----          ------
                            (60.8)              3.3             3.8
Deferred.............        56.0              (9.1)          (45.7)
                           ------             -----          ------
Provision (benefit)..      $ (4.8)            $(5.8)         $(41.9)
                           ======             =====          ======

     Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax liabilities and assets are:

                               DECEMBER 31,   DECEMBER 31,
                                   2002           2001
                               ------------   ------------
Deferred tax liabilities:
  Depreciation...............     $124.7         $99.3
  Deductions related to
    inventory of foreign
    operations...............       13.6          15.7
  Other foreign deferred
    liabilities..............        0.5           2.6
    Other....................        8.4            --
                                  ------         -----
                                   147.2         117.6
                                  ------         -----
Deferred tax assets:
  Pensions and other
    benefits.................       43.2          42.9
  Accounts receivable,
    inventory, and other
    asset valuation
    accounts.................       56.0          62.4
  Other comprehensive
    income...................       18.8            --
  Foreign net operating loss
    carryforwards............       11.0           8.2
  State net operating loss
    carryforwards............        6.9            --
  Other foreign deferred
    assets...................        0.9           8.4
  Other......................         --           0.8
                                  ------         -----
  Total deferred tax
    assets...................      136.8         122.7
  Valuation allowance........       (7.2)         (3.1)
                                  ------         -----
  Deferred tax assets net of
    valuation allowance......      129.6         119.6
                                  ------         -----
Net deferred tax (assets)
  liabilities................     $ 17.6         $(2.0)
                                  ======         =====

     The Company has established a valuation allowance for net foreign operating loss carry forwards that more likely than not will not be utilized. These net operating losses expire between 2007 and 2011. The Company has established a valuation allowance for state net operating losses which more likely than not will not be realizable.

     The provision (benefit) for income taxes results in effective tax rates different from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and the Company's effective income tax rate:

                                      NINE MONTHS      YEAR
                        YEAR ENDED       ENDED         ENDED
                       DECEMBER 31,   DECEMBER 31,   MARCH 31,
                           2002           2001         2001
                       ------------   ------------   ---------
Statutory rate.......     35.0%          35.0%        35.0%
State taxes..........       2.5            0.8          1.4
Valuation allowance..      (4.1)          (7.6)          --
Foreign rate
  differential.......      (5.4)          (5.0)          --
Unutilized prior year
  tax credits........      (5.3)          (3.3)          --
Other (net)..........      (3.2)          (5.6)        (0.4)
                           ----           ----         ----
Effective tax rate...     19.5%          14.3%        36.0%
                           ====           ====         ====

     Income (loss) before income taxes for the year ended December 31, 2002, the nine months ended

December 31, 2001 and for fiscal 2001, was ($27.7), ($23.4), and ($124.8), respectively, for U.S. operations, and $3.3, ($17.1), and $8.5, respectively, for foreign operations. The Company has not provided U.S. deferred income taxes on the undistributed earnings of its foreign subsidiaries based on the determination that such earnings will be indefinitely reinvested. Undistributed earnings of the Company's foreign subsidiaries were $19.2 as of December 31, 2002.
NOTE 12. EMPLOYEE RETIREMENT PLANS
     The Company sponsors defined benefit pension and defined contribution profit sharing plans which provide income and death benefits for eligible employees.

                                      NINE MONTHS      YEAR
                        YEAR ENDED       ENDED         ENDED
                       DECEMBER 31,   DECEMBER 31,   MARCH 31,
                           2002           2001         2001
                       ------------   ------------   ---------
                          (IN MILLIONS EXCEPT PERCENT DATA)
ACTUARIAL ASSUMPTIONS
Obligation discount
 rate................       6.75%          7.50%        7.75%
Compensation increase
 rate................       4.00%          4.75%        4.75%
Long-term rate of
 return on plan
 assets..............       8.75%             9%           9%
EXPENSE COMPONENTS
Service cost.........     $  9.1         $  8.2       $ 10.1
Interest.............       14.7           10.7         13.3
Expected return on
 assets..............      (15.9)         (11.4)       (15.5)
Amortization and
 deferral............        0.3            0.1         (0.7)
Profit sharing.......        3.6            3.3          5.5
Other................        0.2             --           --
                          ------         ------       ------
Net expense..........     $ 12.0         $ 10.9       $ 12.7
                          ======         ======       ======

                                      NINE MONTHS      YEAR
                        YEAR ENDED       ENDED         ENDED
                       DECEMBER 31,   DECEMBER 31,   MARCH 31,
                           2002           2001         2001
                       ------------   ------------   ---------
                          (IN MILLIONS EXCEPT PERCENT DATA)
BENEFIT OBLIGATIONS
Beginning of year....     $195.3         $188.6       $164.0
Service cost.........        9.1            8.2         10.1
Interest.............       14.7           10.7         13.3
Benefits paid........       (9.5)          (6.2)        (5.4)
Actuarial (gain)
 loss................        7.1           (6.0)         6.6
Acquired plans.......        3.7             --           --
                          ------         ------       ------
End of year..........     $220.4         $195.3       $188.6
                          ======         ======       ======
Plans under funded...     $215.7         $182.2       $179.6
                          ======         ======       ======
Plans over funded....     $  4.7         $ 13.1       $  9.0
                          ======         ======       ======
PLANS' ASSETS
Beginning of year....     $176.4         $168.8       $169.1
Actual return on
 assets..............      (25.9)           6.3         (8.8)
Employer
 contributions.......        2.3            7.5         13.9
Benefits paid........       (9.5)          (6.2)        (5.4)
Acquired plans.......        2.9             --           --
                          ------         ------       ------
End of year..........     $146.2         $176.4       $168.8
                          ======         ======       ======
Plans under funded...     $140.2         $159.3       $158.5
                          ======         ======       ======
Plans over funded....     $  6.0         $ 17.1       $ 10.3
                          ======         ======       ======
CONSOLIDATED BALANCE
 SHEET COMPONENTS
Funded status........     $(74.2)        $(19.0)      $(19.9)
Unamortized
 transition asset....       (0.8)          (0.9)        (1.1)
Unrecognized prior
 service cost........        2.4            0.8          0.9
Unrecognized loss....       63.0           16.5         17.6
                          ------         ------       ------
Net obligation.......     $ (9.6)        $ (2.6)      $ (2.5)
                          ======         ======       ======
AMOUNT RECOGNIZED IN
 CONSOLIDATED BALANCE
 SHEET
Accrued..............     $(46.4)        $(12.4)      $(10.0)
Prepaid..............        2.8            9.8          7.5
Intangible asset.....        2.0             --           --
Accumulated other
 comprehensive income
 (loss), net tax.....       32.0             --           --
                          ------         ------       ------
Net accrued..........     $ (9.6)        $ (2.6)      $ (2.5)
                          ======         ======       ======

NOTE 13. STOCK OPTION PLAN

     The Company's 1998 Stock Option and Incentive Plan authorized 3,800,000 shares of common stock plus shares covered by forfeited, expired and canceled options granted under prior plans with a maximum of 1,000,000 shares being available for issuance as restricted stock or in satisfaction of performance or other awards. At December 31, 2002, a total of 893,789 shares were available for issuance. The plan provides for the granting of: nonqualified and incentive stock options having maximum ten-year terms to purchase common stock at its market value on the award date; stock appreciation rights based on common stock fair market values with settlement in common stock or cash; restricted stock; and performance awards with settlement in common stock or cash on achievement of specific business objectives. Under previous plans, nonqualified and incentive stock options and restricted shares were granted at their fair market values. One grant provided for granting reload options for the remaining term of the original grant at their fair market value on the date shares already owned by the optionee are surrendered in payment of the option exercise price. Options become exercisable in various percentages over periods ranging up to eight years.

     In connection with the Thrall merger certain employees were granted a total of 160,000 options to purchase common stock at its market price on the date of the grant. These stock options, which were approved by the Board of Directors of the Company, were not granted under the Company's Stock Option and Incentive Plan. At December 31,2002, 153,200 of such options were outstanding and are included in the tables below.

                                                           YEAR ENDED         NINE MONTHS ENDED          YEAR ENDED
                                                          DECEMBER 31,           NOVEMBER 31,            MARCH 31,
                                                              2002                   2001                   2001
                                                      --------------------   --------------------   --------------------
                                                                  WEIGHTED               WEIGHTED               WEIGHTED
                                                                  AVERAGE                AVERAGE                AVERAGE
                                                                  EXERCISE               EXERCISE               EXERCISE
                                                       SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                                      ---------   --------   ---------   --------   ---------   --------
Outstanding, beginning of year......................  3,920,822    $27.10    3,065,920    $29.26    2,526,836    $30.33
Granted.............................................    895,232     21.72    1,043,252     20.23      865,200     22.96
Exercised...........................................   (149,074)    17.03      (93,285)    21.85     (186,248)    13.25
Cancelled...........................................    (99,080)    23.18      (95,065)    26.49     (139,868)    30.87
                                                      ---------              ---------              ---------
Outstanding, end of year............................  4,567,900     26.46    3,920,822     27.10    3,065,920     29.26
                                                      =========    ======    =========    ======    =========    ======
Exercisable.........................................  2,822,253    $29.24    2,265,996    $29.44    1,589,616    $30.79
                                                      =========    ======    =========    ======    =========    ======

                                                                                   DECEMBER 31, 2002
                                                              ------------------------------------------------------------
                                                                       OUTSTANDING OPTIONS
                                                              -------------------------------------
                                                                              WEIGHTED AVERAGE        EXERCISABLE OPTIONS
                                                                          -------------------------   --------------------
                                                                            REMAINING                             WEIGHTED
                                                                           CONTRACTUAL     EXERCISE               AVERAGE
                    EXERCISE PRICE RANGE                       SHARES      LIFE (YEARS)     PRICE      SHARES      PRICE
                    --------------------                      ---------   --------------   --------   ---------   --------
$17.75 -- $23.91............................................  2,635,682        7.13         $21.44    1,145,929    $21.96
 24.67......................................................    153,200        8.82          24.67       24,875     24.67
 25.11 -- 32.25.............................................  1,065,775        4.45          27.86      949,455     27.73
 33.00 -- 53.81.............................................    713,243        4.63          43.31      701,994     43.34
                                                              ---------                               ---------
                                                              4,567,900        6.17          26.46    2,822,253     29.24
                                                              =========        ====         ======    =========    ======

RESTRICTED STOCK

     The fair value of restricted shares and restricted stock units at the date of grant is amortized to expense ratably over the restriction period.

                                      NINE MONTHS      YEAR
                        YEAR ENDED       ENDED         ENDED
                       DECEMBER 31,   DECEMBER 31,   MARCH 31,
                           2002           2001         2001
                       ------------   ------------   ---------
Shares awarded.......     150,220        284,100           --
Shares cancelled.....      (6,000)        (6,000)     (14,000)
Share restriction
  removed............      (3,000)       (10,000)          --
Outstanding..........     526,820        385,600      117,500
Grant date fair value
  per share..........    $  21.71       $  23.04           --

NOTE 14. STOCKHOLDERS' EQUITY

     The Company has a Stockholder's Rights Plan. On March 11, 1999, the Board of Directors of the Company declared a dividend distribution of one right for each outstanding share of the Company's common stock, $1.00 par value, to stockholders of record at the close of business on April 27, 1999. Each right entitles the registered holder to purchase from the Company one one-hundredth (1/100) of a share of Series A Preferred Stock at a purchase price of $200.00 per one one-hundredth (1/100) of a share, subject to adjustment. The rights are not exercisable or detachable from the common stock until ten business days after a person or group acquires beneficial ownership of twelve percent or more of the Company's common stock or if a person or group commences a tender or exchange offer upon consummation of which that person or group would beneficially own twelve percent or more of the common stock. The Company will generally be entitled to redeem the rights at $0.01 per right at any time until the first public announcement that a twelve- percent position has been acquired. If any person or group becomes a beneficial owner of twelve percent or more of the Company's common stock, each right not owned by that person or related parties enables its holder to purchase, at the right's purchase price, shares of the Company's common stock having a calculated value of twice the purchase price of the right.

     In connection with the Thrall merger, the Company adopted an amendment to the Rights Plan which generally permits the former stockholders of Thrall and its affiliates to beneficially own in excess of twelve percent of the Company's common stock without triggering the Plan as described above provided such persons hold the stock in compliance with a stockholders' agreement entered into in connection with the acquisition.

     On March 6, 2002, the Company privately placed a total of 1.5 million unregistered shares of our common stock for net proceeds of $31.2 million. The Company subsequently registered these shares.

NOTE 15. CONTINGENCIES

     In May, 2002, a lawsuit was filed against the Company, a coating manufacturer and several other parties by a tank barge customer, Florida Marine Transporters, Inc., seeking recovery of damages related to the corrosion on eighteen tank barges purchased from the Company's Inland Barge Group. The plaintiffs seek damages and/or recision of the purchase contract. The purchase price of the barges was $27.6 million. This customer presently owes the Company $3.1 million in connection with the purchase of other barges. A second case involving similar legal and factual issues was filed on October 7, 2002 by another customer, J. Russell Flowers, Inc., against the Company, a coating manufacturer and several other parties regarding fifty-six hopper barges with a claimed value of approximately $14 million seeking damages, including punitive damages, and/or recision of the purchase contract. This customer, pursuant to a separate contract, presently owes the Company $7.2 million in connection with tank barges purchased from the Company. On December 4, 2002, a third suit was filed against the Company, Trinity Marine, coating manufacturer, a coating distributor and various named and un-named insurance companies by ACF Acceptance Barge I, LLC, the financing company for 11 of the barges purchased by Florida Marine Transporters, Inc. Stating similar legal and factual issues, Plaintiff seeks actual and punitive damages although no specific damage amounts are claimed. An officer of J. Russell Flowers Inc. is also a board member of Florida Marine Transporters, Inc. Independent experts, after investigation, expressed the opinion that technical claims presented in both cases are without merit. Issues raised in these cases have created uncertainty in the industry regarding barge corrosion and its causes. As a result, Trinity Marine has communicated with customers ranging from inquiries to corrosion concerns. The Company intends to file suit for collection of payments from these customers on barges that are not part of the lawsuits. Although this litigation is in the early stages and the ultimate resolution is uncertain, management believes, based on that data, the effect of this litigation and issues raised by the litigation on the Company's financial position and results of operations will not be material for financial reporting purposes.

     In May of 2001, a judgment in the amount of $14.8 million was entered against the Company in a lawsuit based on alleged breach of contract involving the proposed production of a composite component for a refrigerated railcar for the Company. The amount of the judgment was accrued by the Company in fiscal 2001. The Company has appealed this judgment.

     The Company is subject to federal, state, local and foreign laws and regulations relating to the environment and to work places. The Company believes that it is currently in substantial compliance with such laws and the regulations promulgated thereunder.

     The Company is involved in various proceedings relating to environmental matters. The Company has provided reserves amounting to $18.4 million to cover probable and estimable liabilities of the Company with respect to such investigations and cleanup activities, taking into account currently available information and the Company's contractual rights of indemnification. However, estimates of future response costs are necessarily imprecise. Accordingly, there can be no assurance that the Company will not become involved in future litigation or other proceedings or, if the Company were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to the Company.

     The Company is involved in various other claims and lawsuits incidental to its business. In the opinion of management, their claims and suits in the aggregate will not have a material adverse effect on the Company's consolidated financial statements.

NOTE 16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                           THREE MONTHS   THREE MONTHS   THREE MONTHS    THREE MONTHS
                                              ENDED          ENDED           ENDED          ENDED
                                            MARCH 31,       JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                               2002           2002           2002            2002
                                           ------------   ------------   -------------   ------------
Year ended December 31, 2002:
  Revenues...............................     $384.3         $366.0         $387.6          $349.4
  Operating profit (loss)................     $ (4.2)           3.2           13.7            (2.0)
  Net income (loss)......................     $ (8.6)          (5.7)           6.2           (11.5)
  Net income (loss) per common share:
     Basic...............................     $(0.19)         (0.13)          0.14           (0.25)
     Diluted.............................     $(0.19)         (0.13)          0.14           (0.25)

                                           THREE MONTHS   THREE MONTHS   THREE MONTHS    THREE MONTHS
                                              ENDED          ENDED           ENDED          ENDED
                                            MARCH 31,       JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                               2001           2001           2001            2001
                                           ------------   ------------   -------------   ------------
                                                      (IN MILLIONS EXCEPT PER SHARE DATA)
Nine months ended December 31, 2001:
Revenues.................................     $418.7         $467.6         $372.9          $507.3
Operating profit (loss)(1)...............     $(58.2)          22.6           18.8           (57.8)
Net income (loss)(1).....................     $(39.7)           9.6            7.9           (52.2)
Net income (loss) per common share(1):
     Basic...............................     $(1.08)          0.26           0.21           (1.23)
     Diluted.............................     $(1.08)          0.26           0.21           (1.23)

---------------

(1) See notes to consolidated financial statements for a discussion of unusual charges for the three months ended December 31, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding the directors of the Company is incorporated by reference to the information set forth under the caption "Nominees" in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 12, 2003. Information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference to the information set forth under the caption "Additional Information -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 12, 2003.

ITEM 11. EXECUTIVE COMPENSATION.

     Information regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the captions "Compensation for Directors" and "Executive Compensation" in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 12, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 12, 2003, under the caption "Security Ownership of Certain Beneficial Owners and Management."

     The following table sets forth information about Trinity common stock that may be issued under all of Trinity's existing equity compensation plans as of December 31, 2002.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                    (A)                   (B)                   (C)
                                            --------------------   -----------------   ---------------------
                                                                                       NUMBER OF SECURITIES
                                                                                        REMAINING AVAILABLE
                                                                                        FOR FUTURE ISSUANCE
                                            NUMBER OF SECURITIES   WEIGHTED-AVERAGE        UNDER EQUITY
                                             TO BE ISSUED UPON     EXERCISE PRICE OF    COMPENSATION PLANS
                                                EXERCISE OF           OUTSTANDING      (EXCLUDING SECURITIES
                                            OUTSTANDING OPTIONS,   OPTIONS, WARRANTS       REFLECTED IN
                                            WARRANTS AND RIGHTS       AND RIGHTS            COLUMN (A))
                                            --------------------   -----------------   ---------------------
PLAN CATEGORY
Equity compensation plans approved by
  security holders........................       4,564,920(1)           $26.52(1)             893,789(2)
Equity compensation plans not approved by
  security holders........................         153,200(3)(4)        $24.67                    -0-
  Total...................................       4,718,120              $26.46                893,789

---------------

(1) Includes 150,200 shares of common stock issuable upon the vesting and conversion of restricted stock units. The restricted stock units do not have an exercise price.

(2) Includes 507,480 shares available for future issuance under the Company's Stock Option and Incentive Plan of 1998 as restricted stock, restricted stock units or other performance awards.

(3) Includes 153,200 shares of common stock subject to options pursuant to stock option agreements entered into with certain former Thrall employees as an inducement to their accepting employment with the Company in connection with the Thrall merger in October of 2001. The terms of the stock option agreements are consistent with the basic terms of the Company's Stock Option and Incentive Plan and provide for an exercise price based on the fair market value of the Company's Common Stock on the date of the award, cancellation of the options upon early termination of employment (except the stock option agreement with Michael E. Flannery provides the option may be exercised between October 27, 2003 and October 26, 2005 whether he is employed or not provided he is employed by the Company or a subsidiary on October 26, 2003 and provided further that he is not discharged for cause), adjustments for changes in capitalization, and provide no right to continued employment.

(4) Excludes information regarding the Trinity Director Fee Deferral Plan. This plan permits the deferral of the payment of the annual retainer fee and board and committee meeting fees. At the election of the participant, the deferred fees may be converted into phantom stock units with a fair market value equal to the value of the fees deferred, and such phantom stock units are credited to the director's account (along with the amount of any dividends or stock distributions). At the time a participant ceases to be a director, cash will be distributed to the participant. At December 31, 2002, 58,892 phantom stock units were credited to the accounts of participants. Also excludes information regarding the Trinity Industries Supplemental Profit Sharing Plan ("Supplemental Plan") for certain of its highly compensated employees. Information about the Supplemental Plan is incorporated herein by reference from the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 12, 2003, under the caption "Executive Compensation -- Retirement Plans." At December 31, 2002, 190,527 stock units were credited to the accounts of participants under the Supplemental Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding certain relationships and related transactions with director nominees is incorporated by reference to the information set forth under the captions "Compensation Committee Interlocks and Insider Participation" in the Company's proxy statement for the Annual Meeting of Stockholders to be held on May 12, 2003.

ITEM 14. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

     The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. The Company's Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures, and, as required by the rules of the SEC, evaluate their effectiveness. Based on their evaluation of the Company's disclosure controls and procedures which took place as of a date within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

INTERNAL CONTROLS

     The Company maintains a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) to maintain accountability for assets; access to assets is permitted only in accordance with management's general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

     Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  Financial Statements.

     See Item 8.

     (b)  Financial Statement Schedules.

     For the year ended December 31, 2002, the nine months ended December 31, 2001 and the year ended March 31, 2001

     II -- Allowance for Doubtful Accounts

     (c)  Reports on Form 8-K.

     Trinity filed a Current Report on Form 8-K dated March 7, 2003, reporting, under Item 7, operating results for the three months and year ended December 31, 2002. Pursuant to Form 8-K:

          (i) under Item 7, the news release dated March 5, 2003 and conference call scripts of March 6, 2003 of various officers was filed.

     Trinity filed a Current Report on Form 8-K dated March 17, 2003, reporting, under Item 9, for Regulation FD disclosure.

     (d)  Exhibits.

     See Index to Exhibits.

                                                                      EXHIBIT 23

                        CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in Post-Effective Amendment No. 3 to the Registration Statement (Form S-8, No. 2-64813), Post-Effective Amendment No. 1 to the Registration Statement (Form S-8, No. 33-10937), Registration Statement (Form S-8, No. 33-35514), Registration Statement (Form S-8, No. 33-73026), Registration Statement (Form S-8, No. 333-77735), Registration Statement (Form S-8, No. 333-91067), Registration Statement (Form S-3, No. 333-84618), Registration Statement (Form S-8, No. 333-85588), Registration Statement (Form S-8, No. 333-85590), Registration Statement (Form S-3, No. 333-96921), of Trinity Industries, Inc. and in the related Prospectuses of our reports dated February 28, 2003 with respect to the consolidated financial statements and schedules of Trinity Industries, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 2002.

                                                               ERNST & YOUNG LLP
Dallas, Texas
March 19, 2003

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
  Trinity Industries, Inc.

     We have audited the consolidated financial statements of Trinity Industries, Inc. as of December 31, 2002 and 2001, and for the year ended December 31, 2002, nine months ended December 31, 2001 and for the year ended March 31, 2001, and have issued our report thereon dated February 28, 2003. Our audits also included the financial statement schedules of Trinity Industries, Inc. listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP
Dallas, Texas
February 28, 2003

                                                                     SCHEDULE II

                            TRINITY INDUSTRIES, INC.

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS
                YEAR ENDED DECEMBER 31, 2002, NINE MONTHS ENDED
                DECEMBER 31, 2001 AND YEAR ENDED MARCH 31, 2001
                                 (IN MILLIONS)

                                                                    ADDITIONS
                                                       BALANCE AT   CHARGED TO   ACCOUNTS    BALANCE
                                                       BEGINNING    COSTS AND    CHARGED    AT END OF
                                                       OF PERIOD     EXPENSES      OFF       PERIOD
                                                       ----------   ----------   --------   ---------
Year Ended December 31, 2002.........................     $9.5        $ 0.8        $2.0       $8.3
                                                          ====        =====        ====       ====
Nine Months Ended December 31, 2001..................     $4.8        $10.1        $5.4       $9.5
                                                          ====        =====        ====       ====
Year Ended March 31, 2001............................     $1.7        $ 5.1        $2.0       $4.8
                                                          ====        =====        ====       ====

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.                             By /s/ JOHN L. ADAMS
Registrant
                                                     --------------------------------------------------
                                                        John L. Adams
                                                        Executive Vice President
                                                        March 21, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Company and in the capacities and on the dates indicated:


Directors:                                           Directors (continued)
/s/ DAVID W. BIEGLER                                 /s/ DIANA NATALICIO
-----------------------------------------            ---------------------------------------------------
David W. Biegler                                     Diana Natalicio
Director                                             Director
March 21, 2003                                       March 21, 2003
/s/ CRAIG J. DUCHOSSOIS                              /s/ W. RAY WALLACE
-----------------------------------------            ---------------------------------------------------
Craig J. Duchossois                                  W. Ray Wallace
Director                                             Director
March 21, 2003                                       March 21, 2003
/s/ RONALD J. GAFFORD                                Principal Executive Officer:
-----------------------------------------
Ronald J. Gafford                                    /s/ TIMOTHY R. WALLACE
Director                                             ---------------------------------------------------
March 21, 2003                                       Timothy R. Wallace
                                                     Chairman, President,
/s/ BARRY J. GALT                                    Chief Executive Officer and Director
-----------------------------------------            March 21, 2003
Barry J. Galt
Director                                             Principal Financial Officer:
March 21, 2003
                                                     /s/ JIM S. IVY
/s/ CLIFFORD J. GRUM                                 ---------------------------------------------------
-----------------------------------------            Jim S. Ivy
Clifford J. Grum                                     Senior Vice President and
Director                                             Chief Financial Officer
March 21, 2003                                       March 21, 2003
/s/ JESS T. HAY                                      Principal Accounting Officer
-----------------------------------------
Jess T. Hay                                          /s/ CHARLES MICHEL
Director                                             ---------------------------------------------------
March 21, 2003                                       Charles Michel
                                                     Controller
                                                     March 21, 2003

                                 CERTIFICATION

I, Timothy R. Wallace, Chairman, President and Chief Executive Officer, certify that:

     1. I have reviewed this annual report on Form 10-K of Trinity Industries, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ TIMOTHY R. WALLACE
                                          --------------------------------------
                                                    Timothy R. Wallace
                                                 Chairman, President and
                                                 Chief Executive Officer

Date: March 21, 2003

                                 CERTIFICATION

I, Jim S. Ivy, Senior Vice President and Chief Financial Officer, certify that:

     1. I have reviewed this annual report on Form 10-K of Trinity Industries, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                      /s/ JIM S. IVY
                                          --------------------------------------
                                                        Jim S. Ivy
                                                Senior Vice President and
                                                 Chief Financial Officer

Date: March 21, 2003

                            TRINITY INDUSTRIES, INC.

                               INDEX TO EXHIBITS
                                  (ITEM 14(a))

NO.                                DESCRIPTION
---                                -----------
  (3.1)    Certificate of Incorporation of Trinity Industries, Inc., as
           amended. (Incorporated by reference to Form 10-K filed March
           20, 2002).
  (3.2)    By-Laws of Trinity Industries, Inc. (Incorporated by
           reference to Exhibit 3.2 to our Form 10-K filed March 20,
           2002
  (4.1)    Certificate of Incorporation of Trinity Industries, Inc., as
           amended (filed as Exhibit 3.1 above).
  (4.2)    By-Laws of Trinity Industries, Inc. (filed as Exhibit 3.2
           above).
  (4.3)    Specimen Common Stock Certificate of Trinity Industries,
           Inc. (incorporated by reference to Exhibit 4.1 to our Annual
           Report on Form 10-K for the fiscal year ended March 31,
           1999).
  (4.4)    Rights Agreement dated March 11, 1999 (incorporated by
           reference to our Form 8-A filed April 2, 1999).
  (4.5)    Amendment No. 1 to the Rights Agreement dated as of August
           12, 2001, amending the Rights Agreement dated as of March
           11, 1999 by and between Trinity Industries, Inc. and the
           Bank of New York, as Rights Agent (incorporated by reference to Exhibit 2 to our Form 8-A/A filed August 22, 2001).
  (4.6)    Amendment No. 2 to the Rights Agreement dated as of October
           26, 2001, amending the Rights Agreement dated as of March
           11, 1999 by and between Trinity Industries, Inc. and the
           Bank of New York, as Rights Agent, as amended by Amendment
           No. 1 to the Rights Agreement, dated August 13, 2001
           (incorporated by reference to Exhibit 4 to our Form 8-A/A
           filed October 31, 2001).
  (4.7)    Registration Rights Agreement dated as of October 26, 2001 by and between Trinity Industries, Inc. and Thrall Car
           Management, Inc. (filed as an exhibit to Exhibit 10.19
           below).
  (4.8)    Pass Through Trust Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity
           Industries, Inc. and Wilmington Trust Company, as Trustee.
           (Incorporated by reference to Exhibit 4.1 to our Form 8-K
           filed February 19, 2002).
  (4.8.1)  [A] Trust Indenture and Security Agreement dated as of
           February 15, 2002 among Trinity Industries Leasing Company,
           Trinity Industries, Inc. and The Bank of New York, as
           Trustee. (Incorporated by reference to Exhibit 4.2 to our
           Form 8-K filed February 19, 2002).
  (4.8.2)  [B] Trust Indenture and Security Agreement dated as of
           February 15, 2002 among Trinity Industries Leasing Company,
           Trinity Industries, Inc. and The Bank of New York, as
           Trustee. (Incorporated by reference to Exhibit 4.3 to our
           Form 8-K filed February 19, 2002).
  (4.8.3)  [C] Trust Indenture and Security Agreement dated as of
           February 15, 2002 among Trinity Industries Leasing Company,
           Trinity Industries, Inc. and The Bank of New York, as
           Trustee. (Incorporated by reference to Exhibit 4.4 to our
           Form 8-K filed February 19, 2002).
 (10.1)    Fixed Charges Coverage Agreement dated as of January 15,
           1980, between Trinity Industries, Inc. and Trinity
           Industries Leasing Company (incorporated by reference to
           Exhibit 10.1 to Registration Statement No. 2-70378 filed
           January 29, 1981).
 (10.2)    Tax Allocation Agreement dated as of January 22, 1980
           between Trinity Industries, Inc. and its subsidiaries
           (including Trinity Industries Leasing Company) (incorporated by reference to Exhibit 10.2 to Registration Statement No.
           2-70378 filed January 29, 1981).
 (10.3.1)  Form of Amended and Restated Executive Severance Agreement,
           dated November 7, 2000, entered into between Trinity
           Industries, Inc. and Chief Executive Officer, each of the
           four most highly paid executive officers other than the
           Chief Executive Officer who were serving as executive
           officers at the end of the last completed fiscal year, one other executive officer, and three executive officers of
           subsidiaries of Trinity Industries, Inc. (incorporated by
           reference to Exhibit 10.1 to our Quarterly Report on Form
           10-Q for the quarterly period ended December 31, 2000).*
 (10.3.2)  Form of Amended and Restated Executive Severance Agreement
           dated November 7, 2000, entered into between Trinity
           Industries, Inc. and six executive officers and certain
           other subsidiary and divisional officers of Trinity
           Industries, Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly
           period ended December 31, 2000).*

NO.                                DESCRIPTION
---                                -----------
 (10.4)    Trinity Industries, Inc., Stock Option Plan with Stock
           Appreciation Rights (incorporated by reference to
           Registration Statement No. 2-64813 filed July 5, 1979, as
           amended by Post-Effective Amendment No. 1 dated July 1,
           1980, Post-Effective Amendment No. 2 dated August 31, 1984, and Post-Effective Amendment No. 3 dated July 13, 1990).*
 (10.5)    Directors' Retirement Plan adopted December 11, 1986, as
           amended by Amendment No. 1 dated September 10, 1998
           (incorporated by reference to Exhibit 10.5 to our Annual
           Report on Form 10-K for the fiscal year ended March 31,
           1999).*
 (10.6)    1989 Stock Option Plan with Stock Appreciation Rights
           (incorporated by reference to Registration Statement No.
           33-35514 filed June 20, 1990).*
 (10.7)    1993 Stock Option and Incentive Plan (incorporated by
           reference to Registration Statement No. 33-73026 filed
           December 15, 1993).*
 (10.8.1)  Supplemental Profit Sharing Plan for Employees of Trinity
           Industries, Inc. and Certain Affiliates as restated
           effective January 1, 2000 (incorporated by reference to
           Exhibit 10.8 to our Annual Report on Form 10-K for the
           fiscal year ended March 31, 2000).*
 (10.8.2)  Amendment dated March 8, 2001 to the Supplemental Profit
           Sharing Plan for Employees of Trinity Industries, Inc. and
           Certain Affiliates (incorporated by reference to Exhibit
           10.8.2 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2001).*
 (10.9)    Supplemental Profit Sharing and Deferred Director Fee Trust
           dated March 31, 1999 (incorporated by reference to Exhibit
           10.10 to our Annual Report on Form 10-K for the fiscal year ended March 31, 1999).*
 (10.10)   Supplemental Retirement Plan dated April 1, 1995, as amended by Amendment No. 1 dated September 14, 1995 and Amendment
           No. 2 dated May 6, 1997 (incorporated by reference to
           Exhibit 10.11 to our Annual Report on Form 10-K for the
           fiscal year ended March 31, 1999).*
 (10.11)   Deferred Plan for Director Fees dated July 17, 1996, as
           amended by Amendment No. 1 dated September 10, 1998
           (incorporated by reference to Exhibit 10.12 to our Annual
           Report on Form 10-K for the fiscal year ended March 31,
           1999).*
(10.11.1)  Amendment No. 2 to Defined Plan for Director Fees, dated
           December 13, 2001 (incorporated by reference to Exhibit
           10.11.1 to our Form 10-K filed March 20, 2002).*
 (10.12)   Trinity Industries, Inc. 1998 Stock Option and Incentive
           Plan (incorporated by reference to Registration Statement
           No. 333-77735 filed May 4, 1999).*
(10.12.1)  Amendment No. 1 to the Trinity Industries, Inc. 1998 Stock
           Option and Incentive Plan.* (Incorporated by reference to
           Exhibit 10.12.1 to our Form 10-K filed March 20, 2002)
(10.12.2)  Amendment No. 2 to the Trinity Industries, Inc. 1998 Stock
           Option and Incentive Plan (incorporated by reference to
           10.12.2 to our Quarterly Report on Form 10-Q for the
           quarterly period ended June 30, 2001).*
 (10.13)   Form of Deferred Compensation Plan and Agreement as amended and restated entered into between Trinity Industries, Inc.
           and certain officers of Trinity Industries, Inc. or its
           subsidiaries.* (Incorporated by reference to Exhibit 10.13 to our Form 10-K filed March 20, 2002).
 (10.14)   Consulting agreement between the Company and W. R. Wallace effective January 1, 1999 (incorporated by reference to
           Exhibit 10.14 to our Annual Report on Form 10-K for the
           fiscal year ended March 31, 2000).*
 (10.15)   Trinity Industries, Inc. Short-Term Management Incentive
           Plan (incorporated by reference to Exhibit A to our proxy
           statement dated June 19, 2000).*
 (10.16)   Equipment Lease Agreement (TRL 1 2001-1A) dated as of May
           17, 2001 between TRLI-1A Railcar Statutory Trust, lessor,
           and Trinity Rail Leasing I L.P., lessee (incorporated by
           reference to Exhibit 10.16 to our Form 10-K for the fiscal year ended March 31, 2001).
(10.16.1)  Participation Agreement (TRL 1 2001-1A) dated as of May 17,
           2001 among Trinity Rail Leasing I L.P., lessee, et. al.
           (incorporated by reference to Exhibit 10.16.1 to our Form
           10-K filed March 20, 2002).
(10.16.2)  Equipment Lease Agreement (TRL 1 2001-1B) dated as of July
           12, 2001 between TRL 1 2001-1B Railcar Statutory Trust,
           lessor, and Trinity Rail Leasing I L.P., lessee
           (incorporated by reference to Exhibit 10.16.2 to our Form
           10-K filed March 20, 2002).

NO.                                DESCRIPTION
---                                -----------
(10.16.3)  Participation Agreement (TRL 1 2001-1B) dated as of May 17,
           2001 among Trinity Rail Leasing I L.P., lessee, et. al.
           (incorporated by reference to Exhibit 10.16.3 to our Form
           10-K filed March 20, 2002).
(10.16.4)  Equipment Lease Agreement (TRL 1 2001-1C) dated as of
           December 28, 2001 between TRL 1 2001-1C Railcar Statutory
           Trust, lessor, and Trinity Rail Leasing 1 L.P., lessee
           (incorporated by reference to Exhibit 10.16.4 to our Form
           10-K filed March 20, 2002).
(10.16.5)  Participation Agreement (TRL 1 2001-1C) dated as of December
           28, 2001 among Trinity Rail Leasing I L.P., lessee, et. al.
           (incorporated by reference to Exhibit 10.16.5 to our Form
           10-K filed March 20, 2002)
 (10.17)   Credit Agreement dated as of June 4, 2002, among Trinity
           Industries, Inc, as Borrower, JPMorgan Chase Bank,
           individually as a Lender and Issuing Bank and as
           Administrative Agent, and Dresdner Bank AG, New York and
           Grand Cayman Branches and The Royal Bank of Scotland plc.,
           each individually as a Lender and collectively as
           Syndication Agents, and certain other Lenders party thereto from time to time. (Incorporated by reference to Exhibit
           10.1 of our Form 10-Q filed August 12, 2002).
 (10.18)   Warehouse Loan Agreement dated as of June 27, 2002 among
           Trinity Industries Leasing Company, Trinity Rail Leasing
           Trust II, the Borrower, Credit Suisse First Boston, New York
           Branch, as Agent, and the Lenders party thereto from time to time. (Incorporated by reference to Exhibit 10.2 to our Form
           10-Q filed August 12, 2002).
 (10.19)   Agreement and Plan of Merger dated as of August 13, 2001 by and among Trinity Industries, Inc., TCMC Acquisition Corp.,
           Thrall Car Manufacturing Company and Thrall Car Management
           Company, Inc. together with the form of Stockholder's
           Agreement and Registration Rights Agreement attached thereto as exhibits (incorporated by reference to Exhibit 2.1 to our
           Form 8-K dated August 15, 2001).
 (10.20)   Non-qualified Stock Option Agreement dated October 26, 2001 between Michael E. Flannery and the Company.*
 (10.21)   Restricted Stock Agreement dated October 26, 2001 between
           Michael E. Flannery and the Company.*
 (21)      Listing of subsidiaries of Trinity Industries, Inc.
 (23)      Consent of Independent Auditors. (Contained on page 50 of
           this document).
 (99.1)    Certification pursuant to 18 U.X.C., Section 1350, as
           adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002.
 (99.2)    Certification pursuant to 18 U.X.C., Section 1350, as
           adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002.

---------------

* Management contracts and compensatory plan arrangements.

NOTICE: A copy of Exhibits omitted from the reproduction will be furnished upon written request to Neil Shoop, Treasurer, Trinity Industries, Inc., P.O. Box 568887, Dallas, Texas 75356-8887. We may impose a reasonable fee for our expense in connection with providing the above-referenced Exhibits.