Form 10-Q
period 2003-03-31
TRINITY INDUSTRIES INC
filed 2003-05-08
CIK 99780

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

[ ]
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM _________ TO ________.

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

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT). YES [X] NO [ ]

         AT APRIL 30, 2003 THERE WERE 45,972,964 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

                            TRINITY INDUSTRIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS


                                            CAPTION                                    PAGE
                                            -------                                    ----

PART I            FINANCIAL INFORMATION

Item 1            Financial Statements ...............................................   3


Item 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ................................  13


Item 3            Quantitative and Qualitative Disclosures About Market Risk .........  17


Item 4            Controls and Procedures ............................................  18

PART II           OTHER INFORMATION

Item 1            Legal Proceedings ..................................................  19

Item 4            Submission of Matters to a Vote of Security Holders ................  19

Item 6            Exhibits and Reports on Form 8-K ...................................  19

SIGNATURES ...........................................................................  21

CERTIFICATIONS .......................................................................  22


ITEM 1. FINANCIAL STATEMENTS

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS


                                                      THREE MONTHS ENDED MARCH 31,
                                                         2003              2002
                                                     -------------    -------------
                                                              (UNAUDITED)
                                                 (IN MILLIONS EXCEPT PER SHARE AMOUNTS)


Revenues .........................................   $       289.1    $       384.3
Operating costs:
  Cost of revenues ...............................           261.0            348.0

  Selling, engineering and administrative
    expenses .....................................            39.5             40.5
                                                     -------------    -------------
                                                             300.5            388.5
                                                     -------------    -------------
Operating loss ...................................           (11.4)            (4.2)

Other (income) expense:
  Interest income ................................            (0.1)            (0.3)
  Interest expense ...............................             9.5              7.0
  Other, net .....................................            (0.8)             0.5
                                                     -------------    -------------
                                                               8.6              7.2
                                                     -------------    -------------
Loss before income taxes .........................           (20.0)           (11.4)
Provision (benefit) for income taxes:
  Current ........................................            (3.7)           (25.0)
  Deferred .......................................            (1.8)            22.2
                                                     -------------    -------------
                                                              (5.5)            (2.8)
                                                     -------------    -------------
Net loss .........................................   $       (14.5)   $        (8.6)
                                                     =============    =============

Net loss per common share:
  Basic ..........................................   $       (0.32)   $       (0.19)
                                                     =============    =============
  Diluted ........................................   $       (0.32)   $       (0.19)
                                                     =============    =============

Weighted average number of shares outstanding:
  Basic ..........................................            45.5             44.4
  Diluted ........................................            45.5             44.4



See accompanying notes to consolidated financial statements.

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                 MARCH 31,     DECEMBER 31,
                                                                   2003             2002
                                                               ------------    ------------
                                                               (UNAUDITED)
                                                                     (IN MILLIONS)
ASSETS
Cash and cash equivalents ..................................   $       45.3    $       19.1

Receivables, net of allowance ..............................          152.8           168.2




Income tax receivable ......................................            3.8            50.0

Inventories:
    Raw materials and supplies .............................          113.3           115.9
    Work in process ........................................           42.5            42.3
    Finished goods .........................................           51.8            55.1
                                                               ------------    ------------

                                                                      207.6           213.3


Property, plant and equipment, at cost .....................        1,616.1         1,551.8

Less accumulated depreciation ..............................         (624.0)         (604.4)
                                                               ------------    ------------

                                                                      992.1           947.4


Goodwill ...................................................          413.2           411.3

Other assets ...............................................          122.5           133.6
                                                               ------------    ------------

                                                               $    1,937.3    $    1,942.9
                                                               ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities ...................          399.7           396.0

Debt .......................................................          496.2           488.9

Other liabilities ..........................................           55.4            56.4
                                                               ------------    ------------

                                                                      951.3           941.3

Stockholders' equity:

  Preferred Stock - 1.5 shares authorized and unissued .....             --              --
  Common stock -- shares issued and outstanding at
     March 31, 2003-- 50.9; at December 31, 2002 -- 50.9 ....          50.9            50.9

  Capital in excess of par value ...........................          441.2           442.1

  Retained earnings ........................................          655.3           672.6


  Accumulated other comprehensive loss .....................          (34.0)          (34.9)

  Treasury stock (5.0 shares at March 31, 2003 and 5.0
     shares at December 31, 2002) ..........................         (127.4)         (129.1)
                                                               ------------    ------------
                                                                      986.0         1,001.6
                                                               ------------    ------------
                                                               $    1,937.3    $    1,942.9
                                                               ============    ============

See accompanying notes to consolidated financial statements.

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT CASH FLOWS


                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                     ----------------------------
                                                                                        2003              2002
                                                                                     ------------    ------------
                                                                                              (UNAUDITED)
                                                                                             (IN MILLIONS)
Operating activities:
  Net loss .......................................................................   $      (14.5)   $       (8.6)
  Adjustments to reconcile net loss to net cash provided
      (required) by operating activities:
      Depreciation and amortization ..............................................           21.8            22.0
       Deferred income taxes .....................................................           (1.8)           22.2
      Gain on sale of property, plant, equipment and
          other assets ...........................................................           (1.4)           (0.2)
       Other .....................................................................           (0.6)           (0.3)
       Changes in assets and liabilities, net of effects
           from acquisitions and unusual charges:
              Decrease in receivables ............................................           15.4            14.7
              Decrease (increase) in tax receivables .............................           46.2           (13.0)
              Decrease in inventories ............................................            5.7            13.3
              Decrease in other assets ...........................................           10.9             7.0
              Increase (decrease) in accounts payable and accrued liabilities ....            4.8           (37.3)
              Increase (decrease) in other liabilities ...........................            1.1            (3.1)
                                                                                     ------------    ------------
               Total adjustments .................................................          102.1            25.3
                                                                                     ------------    ------------

Net cash provided by operating activities ........................................           87.6            16.7

Investing activities:

  Proceeds from sale of property, plant, equipment and other assets ..............            2.5             1.5

  Capital expenditures - lease subsidiary ........................................          (65.5)          (20.4)
  Capital expenditures - other ...................................................           (2.9)           (9.0)
                                                                                     ------------    ------------
  Net cash required by investing activities ......................................          (65.9)          (27.9)


Financing activities:
  Issuance of common stock .......................................................             --            31.3
  Payments to retire debt ........................................................          (67.5)         (188.7)
  Proceeds from issuance of debt .................................................           74.8           170.0
  Dividends paid .................................................................           (2.8)           (8.0)
                                                                                     ------------    ------------
  Net cash provided by financing activities ......................................            4.5             4.6
                                                                                     ------------    ------------
Net increase (decrease) in cash and cash equivalents .............................           26.2            (6.6)
Cash and cash equivalents at beginning of period .................................           19.1            22.2
                                                                                     ------------    ------------
Cash and cash equivalents at end of period .......................................   $       45.3    $       15.6
                                                                                     ============    ============


    Interest paid for the quarters ended March 31, 2003 and 2002 was $11.5 and $4.9, respectively. Taxes received, net of payments made for the quarters ended March 31, 2003 and 2002 were $47.3 and $7.7, respectively.

See accompanying notes to consolidated financial statements.

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                               COMMON        COMMON      CAPITAL               ACCUMULATED
                               SHARES         STOCK     IN EXCESS                  OTHER                    TREASURY       TOTAL
                            (100,000,000    $1.00 PAR    OF PAR      RETAINED  COMPREHENSIVE   TREASURY     STOCK AT   STOCKHOLDERS'
                             AUTHORIZED)     VALUE        VALUE      EARNINGS      LOSS         SHARES        COST        EQUITY
                            ------------    ---------   ---------    --------  -------------  ----------    --------   -------------
                                                       (IN MILLIONS EXPECT SHARE AND PER SHARE DATA)
Balance at December 31,
  2002 .....................  50,940,351    $    50.9   $   442.1    $  672.6    $   (34.9)   (5,040,709)   $ (129.1)   $ 1,001.6
  Net loss .................          --           --          --       (14.5)          --            --          --        (14.5)
  Currency translation
    adjustments ............          --           --          --          --          0.4            --          --          0.4
  Unrealized gain on
    derivative financial
    instruments ............          --           --          --          --          0.5            --          --          0.5
                                                                                                                        ---------
  Comprehensive net loss ...                                                                                                (13.6)
  Cash dividends ($0.06
    per share) .............          --           --          --        (2.8)          --            --          --         (2.8)
  Other ....................          --           --        (0.9)         --           --        49,500         1.7          0.8
                             -----------    ---------   ---------    --------    ---------    ----------    --------    ---------
Balance at March 31, 2003 ..  50,940,351    $    50.9   $   441.2    $  655.3    $   (34.0)   (4,991,209)   $ (127.4)   $   986.0
                             ===========    =========   =========    ========    =========    ==========    ========    =========



See accompanying notes to consolidated financial statements.

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

    The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. ("Trinity" or the "Company"). In the opinion of management, all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of March 31, 2003 and the results of operations and cash flows for the three-month period ended March 31, 2003 and 2002, in conformity with generally accepted accounting principles, have been made. Because of seasonal and other factors, the results of operations for the three-month period ended March 31, 2003 may not be indicative of expected results of operations for the year ending December 31, 2003. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2002.

NOTE 2. UNUSUAL CHARGES

    Restructuring reserve activity for the three months ended March 31, 2003 was:


                                                             RESERVES                                       RESERVES
                                                            DECEMBER 31,                  RECLASSIFI-       MARCH 31,
                                                               2002          PAYMENT        CATIONS           2003
                                                           ------------   ------------    ------------    ------------
                                                                                  (in millions)
Property, plant & equipment
  -- write-downs to net realizable value ...............   $        4.6   $        0.2    $         --    $        4.4
Environmental liabilities ..............................           10.6             --              --            10.6
Severance costs ........................................            0.6            0.1              --             0.5
Adverse jury verdict ...................................           14.8             --              --            14.8
Other ..................................................            0.4             --            (0.2)            0.2
                                                           ------------   ------------    ------------    ------------
                                                           $       31.0   $        0.3    $       (0.2)   $       30.5
                                                           ============   ============    ------------    ============

NOTE 3. SEGMENT INFORMATION

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

      Sales from Trinity Rail group to Trinity Railcar Leasing and Management Services group are recorded in Trinity Rail group and eliminated in consolidation. Sales of railcars from the lease fleet are included in the Trinity Railcar Leasing and Management Services group segment. Sales among groups are recorded at prices comparable to those charged external customers.

THREE MONTHS ENDED MARCH 31, 2003


                                                           REVENUES                        OPERATING
                                           -------------------------------------------       PROFIT
                                              OUTSIDE     INTERSEGMENT       TOTAL           (LOSS)
                                           ------------   ------------    ------------    ------------
                                                          (IN MILLIONS)
Trinity Rail Group .....................   $       84.0   $       65.1    $      149.1    $      (10.3)
Construction Products Group ............          103.4            0.1           103.5             3.1

Inland Barge Group .....................           44.1             --            44.1            (0.8)
Industrial Products Group ..............           27.7            0.8            28.5              --
Trinity Railcar Leasing and
  Management Services Group ............           28.5             --            28.5             8.6
All Other ..............................            1.4            5.9             7.3            (0.9)
Eliminations & Corporate
  Items ................................             --          (71.9)          (71.9)          (11.1)
                                           ------------   ------------    ------------    ------------
Consolidated Total .....................   $      289.1   $         --    $      289.1    $      (11.4)
                                           ============   ============    ============    ============

THREE MONTHS ENDED MARCH 31, 2002

                                                            REVENUES                            OPERATING
                                                -------------------------------------------      PROFIT
                                                   OUTSIDE     INTERSEGMENT       TOTAL          (LOSS)
                                                ------------   ------------    ------------    ------------
                                                              (IN MILLIONS)
 Trinity Rail Group .........................   $      150.6   $       20.5    $      171.1    $      (12.2)
Construction Products Group .................          112.6            0.5           113.1             7.5
Inland Barge Group ..........................           61.2             --            61.2             1.9
Industrial Products Group ...................           30.7            0.6            31.3             0.9
Trinity Railcar Leasing and Management
  Services Group ............................           26.7             --            26.7             7.1
All Other ...................................            2.5            6.7             9.2            (2.9)
Eliminations & Corporate Items ..............             --          (28.3)          (28.3)           (6.5)
                                                ------------   ------------    ------------    ------------
Consolidated Total ..........................   $      384.3   $         --    $      384.3    $       (4.2)
                                                ============   ============    ============    ============

NOTE 4. STOCK BASED COMPENSATION

      The Company has elected to apply the accounting provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25) and its interpretations and, accordingly, no compensation cost has been recorded for stock options. The effect of computing compensation cost in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," and the weighted average fair value of options granted during the quarter ended March 31, 2003 and 2002 using the Black-Scholes option pricing method are shown in the accompanying table.

                                                THREE MONTHS    THREE MONTHS
                                                   ENDED           ENDED
                                                 MARCH 31,        MARCH 31,
                                                    2003            2002
                                                ------------    ------------
Pro forma (in millions):
  Net loss, as reported .....................   $      (14.5)   $       (8.6)

  Deduct:  Total stock based
    employee compensation
    expense determined under fair
    value based method for all
    awards, net of related income
    tax effects .............................           (1.2)           (1.2)
                                                ------------    ------------
Pro forma net loss ..........................   $      (15.7)   $       (9.8)
                                                ============    ============
Per diluted share ...........................   $      (0.35)   $      (0.22)
                                                ============    ============
Net loss per diluted share - as reported ....   $      (0.32)   $      (0.19)
                                                ============    ============

NOTE 5. WARRANTIES

      The Company provides for the estimated cost of product warranties at the time revenue is recognized and assesses the adequacy of the resulting reserves on a quarterly basis. As of March 31, 2003, the change in the accruals for warranties was as follows:

                                         MARCH 31,
                             --------------------------------
                                  2003              2002
                             --------------    --------------
Beginning balance ........   $         20.8    $         18.1

Additions ................              4.8               3.6
Reductions ...............             (3.6)             (5.3)
                             --------------    --------------
Ending balance ...........   $         22.0    $         16.4
                             ==============    ==============

NOTE 6. DEBT

      In June 2002, the Company completed a secured credit agreement for $425 million. The agreement includes a $275 million 3-year revolving commitment and a $150 million 5-year term commitment. The agreement calls for quarterly payments of principal on the term debt in the amount of $375 thousand beginning September 30, 2002 through June 30, 2006 and quarterly payments of $36.0 million beginning on September 30, 2006 through the maturity date. Amounts borrowed under the revolving commitment bear interest at LIBOR plus 2.00%, (there were no borrowings on March 31, 2003). Amounts borrowed under the term commitment bear interest at LIBOR plus 3.25% (4.81% at March 31, 2003). A portion of the Company's accounts receivable and inventory and a portion of its property, plant and equipment secure the agreement. The agreement limits the amount of capital expenditures related to the Company's leasing business, requires maintenance of ratios related to interest coverage, leverage, asset coverage, and minimum net worth and restricts the amount of dividend payments. At March 31, 2003, $148.9 million was borrowed under this agreement and $193.9 million was available under the facility. At March 31, 2003, the most restrictive of the debt covenants based on trailing twelve month calculations as defined by the debt agreements allow approximately $81.1 million additional principal and approximately $11.3 million additional annual interest expense. The most significant factor in the Company's debt covenant calculations is earnings for the immediately preceding twelve months.

      In June 2002 Trinity Industries Leasing Company ("TILC") through a newly formed, wholly owned, business trust entered into a $200 million non-recourse warehouse facility to finance or refinance railcars acquired or owned by TILC. Specific railcars and the underlying leases secure the facility. Advances under the facility may not exceed 75% of the fair market value of the railcars securing the facility less any excluded assets as defined by the agreement. Advances under the facility bear interest at LIBOR plus 1.375% (2.59% at March 31, 2003). The facility expires June 2003 and advances under the facility are repayable in six-month increments with the final payment due December 2004. At March 31, 2003, $29.2 million was available under this facility. The Company is currently in discussions with long-term lenders to provide permanent financing for the amount currently outstanding under the facility and to renew the warehouse facility for future financings or refinancings of railcars acquired or owned by TILC.

      Terms and conditions of other debt are described in the Annual Report.

      Principal payments on total debt due during the next five years as of March 31, 2003 are (in millions) for the remaining nine months of 2003 - $60.1; 2004 - $115.4; 2005 - $41.9; 2006 - $83.2; 2007 - $115.7; and $79.9 thereafter.

NOTE 7. SALE/LEASEBACK FINANCING

      During the nine months ended December 31, 2001, the Company completed an off balance sheet financing arrangement for $199.0 million in railcars. Trinity sold the railcars to an independent trust. The trust financed the purchase of the railcars with $151.3 million in debt and $47.7 million in equity provided by large independent financial institutions. The equity investor in the trust has the risk of ownership of the assets in the trust except for the $6.5 million of cash collateral discussed herein. Trinity has made no guarantees with respect to amounts at risk. An independent trustee for the trust has the authority for the appointment of the railcar fleet manager. Trinity, through a newly formed, wholly owned, qualified subsidiary, leased railcars from the trust and subleased the railcars to independent third party customers.

      Under the terms of the operating lease agreement, Trinity has the option to purchase the railcars from the trust at the end of sixteen years at a predetermined, fixed price. Trinity also has an option to purchase the railcars at the end of the lease agreement in 2023 at the then fair market value of the railcars. At the expiration of the operating lease agreement, Trinity has no further obligation or ownership interest in the assets of the trust.

      Included in the Company's accompanying consolidated balance sheet are cash and company-owned railcars totaling $33.1 million which are in the qualified subsidiary and pledged as collateral for the duration of the lease obligations to the trust and additional $6.5 million of cash which is pledged as collateral for the equity investor's investment. Trinity, under the terms of a servicing and remarketing agreement, will endeavor, consistent with customary commercial practice as would be used by a prudent person, to maintain railcars under lease for the benefit of the trust. Trinity also receives management fees under the terms of the agreement. Certain ratios must be maintained in order for excess cash flow, as defined, from the lease to third parties, to be available to Trinity.

      The sale of the railcars by Trinity to the trust was accounted for as a sale/leaseback transaction. No revenue or profit was recorded at the time of the transaction and all profit was deferred and is being amortized over the term of the operating lease. Neither the assets, the liabilities, nor equity of the trust are reflected on the balance sheet of Trinity.

NOTE 8. DEPOSIT AGREEMENT

      The Company has a deposit agreement with Altos Hornos de Mexico, SA de C.V. ("AHMSA") which provides for funds to be deposited with AHMSA which are then used along with other funds from the Company to purchase steel from AHMSA. As of March 31, 2003, total funds on deposit including interest due amounted to approximately $31.8 million. Since May 1999 AHMSA has been operating under a judicial declaration of suspension of payments, which under applicable Mexican law, allows companies in Mexico to (1) seek a debt restructuring agreement with their creditors in an orderly fashion; (2) continue their operations; and (3) avoid declaration of bankruptcy and liquidation of assets. The Company's understanding of Mexican law is that all funds on deposit are required to be returned to the Company regardless of whether the supplier is able to operate under the declaration of suspension of payments. Trinity reduced $3.6 million of this deposit through inventory purchases in the quarter ended March 31, 2003. The timing of future reductions of the deposit balance will depend on the rate of future steel purchases.

NOTE 9. OTHER, NET

      Other (income) expense consists of the following items (in millions):


                                            THREE MONTHS ENDED
                                                MARCH 31,
                                      ----------------------------
                                          2003            2002
                                      ------------    ------------
Gain on sale of property,
  plant and equipment .............   $       (1.4)   $       (0.2)
Foreign exchange
  transactions ....................            0.1             0.2
Loss on equity
  investments .....................            0.5             0.7
Other .............................             --            (0.2)
                                      ------------    ------------

  Other, net ......................   $       (0.8)   $        0.5
                                      ============    ============

NOTE 10. CONTINGENCIES

      The Company, a wholly owned subsidiary of the Company included in the Inland Barge Group, Trinity Marine Products, Inc. ("TMP") and certain material suppliers and others, are co-defendants in five separate lawsuits filed by Florida Marine Transporters, Inc. ("FMT") on May 15, 2002, J. Russell Flowers, Inc. ("Flowers") on October 7, 2002, ACF Barge Acceptance I, LLC ("ACF") on December 4, 2002, Marquette Transportation Company and Iowa Fleeting Services, Inc. ("Marquette") on March 7, 2003, and Waxler Transportation Company, Inc. ("Waxler") on April 7, 2003. The FMT, ACF, Marquette and Waxler cases are pending in the 25th Judicial District Court in Plaquemines Parish, Louisiana, and the Flowers case is pending in the U.S. District Court, Northern District of Mississippi in Greenville, Mississippi. In the Waxler case, the plaintiff has petitioned the court for certification of a class. If a class action is certified by the court, the total number of barges involved in the litigation will increase. Absent certification of a class in the Waxler case, these five separate suits involve 22 tank barges sold at an approximate average price of $1.5 million, and 140 hopper barges sold at an approximate average price of $280,000. Each of the cases set forth allegations pertaining to damages arising from alleged defects in coating materials supplied by a co-defendant and workmanship by TMP. The plaintiffs seek both compensatory and punitive damages and/or recision of the barge purchase contracts. Independent experts investigating the claims have expressed the opinion that technical arguments presented in the litigation are without merit. Two of the five plaintiffs owe TMP approximately $10.9 million, of which $5.2 million is past due, related to contracts for barges not involved in the litigation. TMP is in the process of filing suit and a claim for collection of the past due amount.

      In March 2003, a jury awarded $163.7 million to an independent contractor's employee who died following an accident while working at the site of a Company subsidiary's aggregate mining operation. The presiding judge in the case has requested the parties mediate pending entry of a final judgement. The trial court retains the authority to reduce or vacate the award, and the Company's subsidiary intends to appeal if necessary. Management believes that the amounts not covered by insurance in this case will not be material to the Company's financial position.

      The Company is also involved in other claims and lawsuits incidental to its business. As a matter of course the Company will have settlement discussions from time to time with various plaintiffs. Based on information currently available, it is management's opinion that the ultimate outcome of litigated and other claims, through settlement or otherwise, in the aggregate will not have a material adverse effect on the Company's overall financial condition for purposes of financial reporting. However, resolution of certain claims or lawsuits by settlement or otherwise could have a significant impact on the operating results of the reporting period in which such resolution occurs.

      The Company is subject to federal, state, local and foreign laws and regulations relating to the environment and to work places. The Company believes that it is currently in substantial compliance with such laws and the regulations promulgated thereunder.

      The Company is involved in various proceedings relating to environmental matters. The Company has provided reserves amounting to $18.1 million to cover probable and estimable liabilities of the Company with respect to such investigations and cleanup activities, taking into account currently available information and the Company's contractual rights of indemnification. However, estimates of future response costs are necessarily imprecise. Accordingly, there can be no assurance that the Company will not become involved in future litigation or other proceedings or, if the Company were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to the Company.

NOTE 11. NET INCOME (LOSS) PER SHARE

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

NOTE 12. RECENT ACCOUNTING PRONOUNCEMENTS

      In June 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operations of a long-lived asset, except for certain obligations of lessees. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS 143 on January 1, 2003 and it did not have a material effect on its consolidated financial statements.

      In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The Company adopted SFAS 146 and while it did not have a material impact on its consolidated financial statements it will impact the timing of charges, which could impact the comparability of results among reporting periods.

      During January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" (FIN 46). The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and apply to existing variable interest entities in the first fiscal year or interim periods beginning after June 15, 2003. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is evaluating whether or not it would be designated the primary beneficiary of the independent trust which purchases railcars from the Company in a sale/leaseback transaction as described in Note 7. Currently, the Company believes that it is not the primary beneficiary and therefore will not be required to consolidate the Trust.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

      The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes thereto appearing elsewhere in this document.

      Trinity is one of the nation's leading diversified industrial companies providing a variety of products and services for the transportation, industrial, construction, and energy sectors of the marketplace.

      In March 2003, Trinity terminated its previously announced agreement to sell its railcar repair business. Trinity will continue to operate its existing network of repair facilities.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2002 -- RESULTS OF OPERATIONS

      Revenues decreased $95.2 million to $289.1 million for the three months ended March 31, 2003 compared to $384.3 million for the three months ended March 31, 2002, a decrease of 24.8%. The decline in revenues was due to the reduction in railcar revenue due to product mix, a reduction in the construction products and all other groups due to exiting several lines of business and general market declines, offset by an increase in leasing revenues resulting from an increase in the lease fleet.

      The following table reconciles the revenue amounts discussed under each segment with the consolidated total revenues shown in the Selected Financial Data (in millions).


                                            THREE MONTHS ENDED MARCH 31, 2003            THREE MONTHS ENDED MARCH 31, 2002
                                      -------------------------------------------    -------------------------------------------
                                                       REVENUES                                       REVENUES
                                      -------------------------------------------    -------------------------------------------
                                        OUTSIDE      INTERSEGMENT       TOTAL           OUTSIDE     INTERSEGMENT       TOTAL
                                      ------------   ------------    ------------    ------------   ------------    ------------
Trinity Rail Group ................   $       84.0   $       65.1    $      149.1    $      150.6   $       20.5    $      171.1
Construction Products Group .......          103.4            0.1           103.5           112.6            0.5           113.1
Inland Barge Group ................           44.1             --            44.1            61.2             --            61.2
Industrial Products Group .........           27.7            0.8            28.5            30.7            0.6            31.3
Trinity Railcar Leasing and
Management Services Group .........           28.5             --            28.5            26.7             --            26.7
All Other .........................            1.4            5.9             7.3             2.5            6.7             9.2
Eliminations & Corporate Items ....             --          (71.9)          (71.9)             --          (28.3)          (28.3)
                                      ------------   ------------    ------------    ------------   ------------    ------------
Consolidated Total ................   $      289.1   $         --    $      289.1    $      384.3   $         --    $      384.3
                                      ============   ============    ============    ============   ============    ============

      Operating loss increased $7.2 million to $11.4 million for the three months ended March 31, 2003 compared to $4.2 million for the same period in 2002. This was primarily due to a decrease in revenues due to lower unit sales and competitive pricing pressures, the implementation of a new financial system, and the impact of under absorbed overhead costs offset slightly by a decrease in selling, engineering and administrative expenses. During the year ended December 31, 2002, the Company signed a managed services contract to implement a new financial system and to outsource certain accounting and processing activities. While expected to produce overall savings in future years, this project is expected to increase selling, engineering and administrative costs in 2003 by approximately fifteen cents per share compared to the prior year. During the quarter ended March 31, 2003 the Company's incremental costs were approximately $2.6 million or $.04 per share.

      Selling, engineering and administrative expenses decreased $1.0 million to $39.5 million for the three months ended March 31, 2003 compared to $40.5 million for the comparable period in 2002, a decrease of 2.5%. The decrease primarily consisted of the benefits of the Company's cost reduction efforts including lower headcounts offset by the incremental costs associated with the implementation of the new financial system.

      Interest expense, net of interest income, increased $2.7 million to $9.4 million for the three months ended March 31, 2003 compared to $6.7 million for the same period in 2002, an increase of 40.3%. This increase was due to higher average debt levels and slightly higher interest rates.

      Other, net was income of $0.8 million for the three months ended March 31, 2003 compared to expense of $0.5 million for the comparable period in 2002. The increase was due to a larger amount of gains on sale of property, plant and equipment in the current period compared to the same period last year.

      The current year effective tax rate of 27.5% was due to the absence of tax benefits on certain foreign losses.

      Net loss for the three months ended March 31, 2003 was $14.5 million, or $0.32 per diluted share as compared to a net loss of $8.6 million, or $0.19 per diluted share, for the same period in 2002

TRINITY RAIL GROUP

                                           THREE MONTHS
                                              ENDED
                                            MARCH 31,
                                 -----------------------------
                                     2003            2002
                                 ------------     ------------
                                         (IN MILLIONS)
Revenues .....................   $      149.1     $      171.1
Operating loss ...............   $      (10.3)    $      (12.2)
Operating loss margin ........           (6.9)%           (7.1)%

      Railcar units shipped in North America increased 37.1% to approximately 1,700 cars during the three months ended March 31, 2003 compared to the same period in 2002. Revenues declined 12.9% for the three months ended March 31, 2003 compared to the same period in 2002 due to the product mix of units sold in North America. Railcar units shipped in Europe decreased by 23.9% to approximately 460 units. A reduction in the repair business also contributed to the year over year decline in revenues. Operating margins improved slightly due to improved efficiencies from an increase in volume.

      In the three months ended March 31, 2003 railcar sales to Trinity Industries Leasing Company included in the Rail Group results were $64.3 million compared to $20.4 million in the comparable period in 2002 with profit of $3.9 million compared to $0.9 million for the same period in 2002. Sales to Trinity Industries Leasing Company and related profits are eliminated in consolidation.

CONSTRUCTION PRODUCTS GROUP

                                          THREE MONTHS
                                             ENDED
                                           MARCH 31,
                                 ----------------------------
                                     2003            2002
                                 ------------    ------------
                                         (IN MILLIONS)
Revenues .....................   $      103.5    $      113.1
Operating profit .............   $        3.1    $        7.5
Operating profit margin ......            3.0%            6.6%

      Revenues declined 8.5% for the three months ended March 31, 2003 compared to the same period in 2002. The decrease in revenues was primarily attributable to exiting certain non-core product lines since the first quarter of 2002, a loss of working days due to weather, and reduced volume and competitive pricing pressures in the fittings business. Operating profit margin decreased as a result of the increased costs associated with fuel and insurance, exiting non-core product lines, reduced volume and competitive pricing pressures, partially offset by a reduction in expenses due to efficiency improvements.

INLAND BARGE GROUP

                                             THREE MONTHS
                                                ENDED
                                              MARCH 31,
                                    -----------------------------
                                        2003            2002
                                    ------------     ------------
                                           (IN MILLIONS)
Revenues ........................   $       44.1     $       61.2
Operating profit ................   $       (0.8)    $        1.9
Operating profit margin .........           (1.8)%            3.1%

      Revenues decreased 27.9% for the three months ended March 31, 2003 compared to the same period in 2002. This was primarily due to a decrease in hopper barge sales. During the current quarter 77 hopper barges were delivered versus 145 during the same quarter of 2002, a 46.9% decrease or $14.9 million of revenue. Due to weather conditions, two fewer tank barges were delivered in the current quarter comprising the remaining decrease in revenues. Operating profit decreased $2.7 million to a loss of $0.8 million for the current quarter. This decline was primarily due to the decrease in hopper and tank barge units produced, unabsorbed overhead costs resulting from lower production levels and expenses related to barge corrosion issues ($0.6 million for the three months ended March 31, 2003 versus $0.3 million for the same quarter last year).


INDUSTRIAL PRODUCTS GROUP

                                                  THREE MONTHS
                                                     ENDED
                                                   MARCH 31,
                                           ---------------------------
                                               2003           2002
                                           ------------   ------------
                                                 (IN MILLIONS)
Revenues ...............................   $       28.5   $       31.3
Operating profit (loss) ................   $         --   $        0.9
Operating profit (loss) margin .........             --%           2.9%

      Revenues declined 8.9% for the three months ended March 31, 2003 compared to the same period in 2002. The decline in revenues was primarily due to reduced head sales, lower average pricing on certain Mexico products, offset by improved sales of tanks and truck tanks. The decline in operating profit was primarily due to reduced sales in the head division, lower average pricing on certain Mexico products, partially offset by improved margins on Mexico truck tanks.

TRINITY RAILCAR LEASING AND MANAGEMENT SERVICES GROUP

                                                   THREE MONTHS
                                                      ENDED
                                                    MARCH 31,
                                           ----------------------------
                                               2003           2002
                                           ------------    ------------
                                                   (IN MILLIONS)
Revenues ...............................   $       28.5    $       26.7
Operating profit .......................   $        8.6    $        7.1
Operating profit margin ................           30.2%           26.6%

      Revenues increased 6.7% to $28.5 million in the current quarter. This increase was primarily due to an increase in rental revenues from additions to the lease fleet. Included in the results of this group are revenues from the sale of railcars from the lease fleet of $0.8 million in the three months ended March 31, 2003 and $1.0 million in the same period in 2002. Operating profit increased $1.5 million to $8.6 million in the current quarter. This increase was primarily due to the additions to the lease fleet, partially offset by an increase in operating and administrative expenses due to regulatory mandated repairs and railroad charges. Operating profits on the sale of railcars from the lease fleet were $0.1 million for both quarters.

ALL OTHER

      Revenues in All Other decreased to $7.3 million in the three months ended March 31, 2003 from $9.2 million for the three months ended March 31, 2002. This was primarily due to a decline in the structural tower business. Operating loss was $0.9 million for the three months ended March 31, 2003, and $2.9 million in the same period in 2002. The decrease in the operating loss was primarily due to the sale of inventory in the structural tower business.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities for the three months ended March 31, 2003 increased to $87.6 million compared to $16.7 million for the same period in 2002. This was due to the collection of a $47.6 million tax refund, a decrease in inventory and accounts receivable of $21.1 million, offset by a net loss in the current period. Capital expenditures for the three months ended March 31, 2003 were $68.4 million, of which $65.5 million was for additions to the lease subsidiary. This compares to $29.4 million of capital expenditures for the same period last year, of which $20.4 million was for additions to the lease subsidiary. Proceeds from the sale of property, plant and equipment were $2.5 million for the three months ended March 31, 2003 composed primarily of the sale of non-operating assets, compared to $1.5 million for the same period in 2002.

      In June 2002 TILC through a newly formed, wholly owned, business trust entered into a $200 million non-recourse warehouse facility to finance or refinance railcars acquired or owned by TILC. Specific railcars and the underlying leases secure the facility. Advances under the facility may not exceed 75% of the fair market value of the railcars securing the facility less any excluded assets as defined by the agreement. Advances under the facility bear interest at LIBOR plus 1.375% (2.59% at March 31, 2003). The facility expires June 2003 and advances under the facility are repayable in six-month increments with the final payment due December 2004. At March 31, 2003, $29.2 million was available under this facility. The Company is currently in discussions with long-term lenders to provide permanent financing for the amount currently outstanding under the facility and to renew the warehouse facility for future financings or refinancings of railcars acquired or owned by TILC. The Company can make no assurances that permanent financing will be obtained.

      On April 1, 2003, Moody's Investors Service announced that it had placed the Company's credit rating under review for a possible downgrade. If the Company's credit rating is downgraded, it would result in a 1/4% increase in the Company's interest rate on the revolving commitment. If further downgrades by any credit agency were to occur, the interest rate on the Company's credit facilities would not increase further.

      We expect to finance future operating requirements with cash flows from operations, and depending on market conditions, debt and/or privately or publicly placed equity.

CONTRACTUAL OBLIGATION AND COMMERCIAL COMMITMENTS

      As of March 31, 2003 other commercial commitments related to letters of credit have increased to $114.3 million from $110.2 million as of December 31, 2002. Other commercial commitments that relate to operating leases under sales/leaseback transactions were basically unchanged.

RECENT PRONOUNCEMENTS

      In June 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations: (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets, except for certain obligations of lessees. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS 143 on January 1, 2003 and it did not have a material effect on its consolidated financial statements.

      In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3 "Liability Recognition for

Certain Employee Termination Benefits and other Costs to Exit an Activity (including Certain Costs Incurred in an Restructuring)." SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS
144. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with earlier application encouraged. The Company adopted SFAS 146 and while it did not have a material impact on its consolidated financial statements it will impact the timing of charges, which could impact the comparability of results among reporting periods.

      During January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" (FIN 46). The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and apply to existing variable interest entities in the first fiscal year or interim periods beginning after June 15, 2003. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is evaluating whether or not it would be designated the primary beneficiary of the independent trust which purchases railcars from the Company in a sale/leaseback transaction as described in Note 7. Currently, the Company believes that it is not the primary beneficiary and therefore will not be required to consolidate the Trust.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      There has been no material change in our market risks since December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

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

INTERNAL CONTROLS

      The Company maintains a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principals, and (2) to maintain accountability for assets; access to assets is permitted only in accordance with management's general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

      Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

         The Company, a wholly owned subsidiary of the Company included in the Inland Barge Group, Trinity Marine Products, Inc. ("TMP") and certain material suppliers and others, are co-defendants in five separate lawsuits filed by Florida Marine Transporters, Inc. ("FMT") on May 15, 2002, J. Russell Flowers, Inc. ("Flowers") on October 7, 2002, ACF Barge Acceptance I, LLC ("ACF") on December 4, 2002, Marquette Transportation Company and Iowa Fleeting Services, Inc. ("Marquette") on March 7, 2003, and Waxler Transportation Company, Inc. ("Waxler") on April 7, 2003. The FMT, ACF, Marquette and Waxler cases are pending in the 25th Judicial District Court in Plaquemines Parish, Louisiana, and the Flowers case is pending in the U.S. District Court, Northern District of Mississippi in Greenville, Mississippi. In the Waxler case, the plaintiff has petitioned the court for certification of a class. If a class action is certified by the court, the total number of barges involved in the litigation will increase. Absent certification of a class in the Waxler case, these five separate suits involve 22 tank barges sold at an approximate average price of $1.5 million, and 140 hopper barges sold at an approximate average price of $280,000. Each of the cases set forth allegations pertaining to damages arising from alleged defects in coating materials supplied by a co-defendant and workmanship by TMP. The plaintiffs seek both compensatory and punitive damages and/or recision of the barge purchase contracts. Independent experts investigating the claims have expressed the opinion that technical arguments presented in the litigation are without merit. Two of the five plaintiffs owe TMP approximately $10.9 million, of which $5.2 million is past due, related to contracts for barges not involved in the litigation. TMP is in the process of filing suit and a claim for collection of the past due amount.

      In March 2003, a jury awarded $163.7 million to an independent contractor's employee who died following an accident while working at a Company subsidiary's aggregate mining operation. The presiding judge in the case has requested the parties mediate pending entry of a final judgement. The trial court retains the authority to reduce or vacate the award, and the Company's subsidiary intends to appeal if necessary. Management believes that the amounts not covered by insurance in this case will not be material to the Company's financial position.

      The Company is also involved in other claims and lawsuits incidental to its business. As a matter of course the Company will have settlement discussions from time to time with various plaintiffs. Based on information currently available, it is management's opinion that the ultimate outcome of litigated and other claims, through settlement or otherwise, in the aggregate will not have a material adverse effect on the Company's overall financial condition for purposes of financial reporting. However, resolution of certain claims or lawsuits by settlement or otherwise could have a significant impact on the operating results of the reporting period in which such resolution occurs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.

         Exhibit Number                       Description

         10.11.2 Amendment No. 3 to Deferred Plan for Directors Fees, dated April 1, 2003. *

         99.1 Certification pursuant to 18 U.X.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         * Management compensatory plan arrangement.

         Notice: A copy of Exhibits omitted from the reproduction will be furnished upon written request to Neil Shoop, Treasurer, Trinity Industries, Inc., P.O. Box 568887, Dallas, Texas 75356-8887. We may impose a reasonable fee for our expense in connection with providing the above-referenced Exhibits.

(b)  Reports on Form 8-K

     (1) Trinity filed a Current Report on Form 8-K dated March 31, 2003, reporting, under Item 5, press release to clarify issues regarding a jury award in Beaumont, Texas. Pursuant to Form 8-K:

          (i)  under Item 7, the news release dated March 31, 2003 was filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


             TRINITY INDUSTRIES, INC.            By /s/ JIM S. IVY
             Registrant
                                                    Jim S. Ivy
                                                    Senior Vice President and
                                                    Chief Financial Officer
                                                    May 8, 2003

                                  CERTIFICATION

I, Timothy R. Wallace, Chairman, President and Chief Executive Officer, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Trinity
         Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state material facts necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 8, 2003

/s/ Timothy R. Wallace

Timothy R. Wallace
Chairman, President and Chief Executive Officer

                                  CERTIFICATION

I, Jim S. Ivy, Senior Vice President and Chief Financial Officer, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of Trinity
         Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state material facts necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 8, 2003

s/ Jim S. Ivy

Jim S. Ivy
Senior Vice President and Chief Financial Officer

                               INDEX TO EXHIBITS



         Exhibit Number                       Description
         --------------                       -----------
         10.11.2             Amendment No. 3 to Deferred Plan for Directors
                             Fees, dated April 1, 2003. *

         99.1 Certification pursuant to 18 U.X.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         * Management compensatory plan arrangement.