Form 10-Q
period 2003-06-30
TRINITY INDUSTRIES INC
filed 2003-08-07
CIK 99780

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     AT JULY 31, 2003 THERE WERE 46,234,558 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

                            TRINITY INDUSTRIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                  CAPTION                              PAGE
                      --------------------------------------------------------------   ----
PART I                FINANCIAL INFORMATION

Item 1                Financial Statements..........................................     3

Item 2                Management's Discussion and Analysis of Financial
                      Condition and Results of Operations...........................    15

Item 3                Quantitative and Qualitative Disclosures About Market Risk....    21

Item 4                Controls and Procedures.......................................    21

PART II               OTHER INFORMATION

Item 1                Legal Proceedings.............................................    22

Item 4                Submission of Matters to a Vote of Security Holders...........    22

Item 6                Exhibits and Reports on Form 8-K..............................    23

SIGNATURES..........................................................................    24

CERTIFICATIONS......................................................................    26

ITEM 1. FINANCIAL STATEMENTS

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             THREE MONTHS ENDED JUNE 30,
                                                              2003                   2002
                                                            --------               --------
                                                                     (UNAUDITED)
                                                        (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Revenues............................................        $  365.8               $  366.0
Operating costs:
  Cost of revenues..................................           315.1                  322.1
  Selling, engineering and administrative
    expenses........................................            40.3                   40.7
                                                            --------               --------
                                                               355.4                  362.8
                                                            --------               --------
Operating profit....................................            10.4                    3.2

Other (income) expense:
  Interest income...................................            (0.2)                  (0.3)
  Interest expense..................................             8.4                   10.3
  Other, net........................................            (2.6)                   0.9
                                                            --------               --------
                                                                 5.6                   10.9
                                                            --------               --------
Income (loss) before income taxes...................             4.8                   (7.7)
Provision (benefit) for income taxes:
  Current...........................................            (8.4)                 (16.3)
  Deferred..........................................             9.7                   14.3
                                                            --------               --------
                                                                 1.3                   (2.0)
                                                            --------               --------
Net income (loss)...................................        $    3.5               $   (5.7)
                                                            ========               ========

Net income (loss) per common share:
  Basic.............................................        $   0.08               $  (0.13)
                                                            ========               ========
  Diluted...........................................        $   0.08               $  (0.13)
                                                            ========               ========

Weighted average number of shares outstanding:
  Basic.............................................            45.5                   45.5
  Diluted...........................................            45.6                   45.5

See accompanying notes to consolidated financial statements.

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              SIX MONTHS ENDED JUNE 30,
                                                              2003                   2002
                                                            --------               --------
                                                                     (UNAUDITED)
                                                        (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Revenues............................................        $  654.9               $  750.3
Operating costs:
  Cost of revenues..................................           576.1                  670.1
  Selling, engineering and administrative
    expenses........................................            79.8                   81.2
                                                            --------               --------
                                                               655.9                  751.3
                                                            --------               --------
Operating loss......................................            (1.0)                  (1.0)

Other (income) expense:
  Interest income...................................            (0.3)                  (0.6)
  Interest expense..................................            17.9                   17.3
  Other, net........................................            (3.4)                   1.4
                                                            --------               --------
                                                                14.2                   18.1
                                                            --------               --------
Loss before income taxes............................           (15.2)                 (19.1)
Provision (benefit) for income taxes:
  Current...........................................           (12.1)                 (41.3)
  Deferred..........................................             7.9                   36.5
                                                            --------               --------
                                                                (4.2)                  (4.8)
                                                            --------               --------
Net loss............................................        $  (11.0)              $  (14.3)
                                                            ========               ========

Net loss per common share:
  Basic.............................................        $  (0.24)              $  (0.32)
                                                            ========               ========
  Diluted...........................................        $  (0.24)              $  (0.32)
                                                            ========               ========

Weighted average number of shares outstanding:
  Basic.............................................            45.5                   44.5
  Diluted...........................................            45.5                   44.5

See accompanying notes to consolidated financial statements.

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30,       DECEMBER 31,
                                                                2003            2002
                                                             ----------      -----------
                                                             (UNAUDITED)
                                                                   (IN MILLIONS)
ASSETS
Cash and cash equivalents...............................    $      71.9       $     19.1

Receivables, net of allowance...........................          208.7            168.2

Income tax receivable...................................            4.6             50.0

Inventories:
    Raw materials and supplies..........................          125.8            115.9
    Work in process.....................................           44.8             42.3
    Finished goods......................................           48.5             55.1
                                                            -----------       ----------
                                                                  219.1            213.3

Property, plant and equipment, at cost..................        1,693.8          1,551.8
Less accumulated depreciation...........................         (679.2)          (604.4)
                                                            -----------       ----------
                                                                1,014.6            947.4

Goodwill................................................          413.2            411.3

Other assets............................................          119.9            133.6
                                                            -----------       ----------
                                                            $   2,052.0       $  1,942.9
                                                            ===========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities................    $     419.5       $    396.0

Debt....................................................          491.9            488.9

Other liabilities.......................................           90.1             56.4
                                                            -----------       ----------
                                                                1,001.5            941.3

Series B redeemable convertible preferred
 stock, no par value, $0.1 liquidation value............           57.6               --

Stockholders' equity:

  Preferred stock - 1.5 shares authorized and
   unissued.............................................             --               --

  Common stock -- shares issued and outstanding at
    June 30, 2003-50.9; at December 31, 2002 -- 50.9....           50.9             50.9

  Capital in excess of par value........................          437.4            442.1

  Retained earnings.....................................          656.0            672.6

  Accumulated other comprehensive loss..................          (32.6)           (34.9)

  Treasury stock (4.7 shares at June 30, 2003 and 5.0
     shares at December 31, 2002).......................         (118.8)          (129.1)
                                                            -----------       ----------
                                                                  992.9          1,001.6
                                                            -----------       ----------
                                                            $   2,052.0       $  1,942.9
                                                            ===========       ==========

See accompanying notes to consolidated financial statements.

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS CASH FLOWS

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                     2003         2002
                                                                                   --------    ---------
                                                                                       (UNAUDITED)
                                                                                      (IN MILLIONS)
Operating activities:

  Net loss......................................................................   $  (11.0)   $   (14.3)
  Adjustments to reconcile net loss to net cash provided
      by operating activities:
      Depreciation and amortization.............................................       42.8         42.0
      Deferred income taxes.....................................................        7.9         36.5
      Gain on sale of property, plant, equipment and
          other assets..........................................................       (4.4)        (0.4)
      Other.....................................................................        1.7          1.4
      Changes in assets and liabilities:

              (Increase) decrease in receivables................................      (40.5)        22.8
              Decrease (increase) in tax receivable.............................       45.4        (32.1)
              (Increase) decrease in inventories................................       (5.8)        30.5
              Decrease in other assets..........................................       13.0         14.7
              Increase (decrease) in accounts payable and accrued liabilities...       23.5        (39.5)
              Increase (decrease) in other liabilities..........................       14.6         (8.1)
                                                                                   --------    ---------
               Total adjustments................................................       98.2         67.8
                                                                                   --------    ---------
  Net cash provided by operating activities.....................................       87.2         53.5
                                                                                   --------    ---------

Investing activities:
  Proceeds from sale of property, plant, equipment and other assets.............       31.9          2.2
  Capital expenditures - lease subsidiary.......................................     (112.6)       (54.2)
  Capital expenditures - other..................................................       (8.6)       (12.1)
                                                                                   --------    ---------
  Net cash required by investing activities.....................................      (89.3)       (64.1)
                                                                                   --------    ---------

Financing activities:
  Issuance of common stock......................................................         --         31.2
  Issuance of redeemable preferred stock........................................       57.6           --
  Payments to retire debt.......................................................     (105.2)      (380.4)
  Proceeds from issuance of debt................................................      108.2        359.0
  Dividends paid................................................................       (5.7)       (10.8)
                                                                                   --------    ---------
  Net cash provided by financing activities.....................................       54.9         (1.0)
                                                                                   --------    ---------
Net increase (decrease) in cash and cash equivalents............................       52.8        (11.6)
Cash and cash equivalents at beginning of period................................       19.1         22.2
                                                                                   --------    ---------
Cash and cash equivalents at end of period......................................   $   71.9    $    10.6
                                                                                   ========    =========

     Interest paid for the six months ended June 30, 2003 and 2002 was $15.9 and $10.8, respectively. Taxes received, net of payments made, for the six months ended June 30, 2003 and 2002 were $45.5 and $7.1, respectively.

See accompanying notes to consolidated financial statements.

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                            COMMON      COMMON   CAPITAL            ACCUMULATED
                                            SHARES      STOCK   IN EXCESS              OTHER                 TREASURY     TOTAL
                                         (100,000,000 $1.00 PAR   OF PAR  RETAINED COMPREHENSIVE  TREASURY   STOCK AT  STOCKHOLDERS'
                                          AUTHORIZED)   VALUE     VALUE   EARNINGS     LOSS        SHARES      COST      EQUITY
                                         ------------ --------- --------- -------- ------------- ----------  --------  -------------
                                                                    (IN MILLIONS EXCEPT SHARE AND PER SHARE DATA)
Balance at December 31,
  2002.................................   50,940,351   $ 50.9    $ 442.1  $ 672.6     $ (34.9)   (5,040,709) $ (129.1)   $ 1,001.6
  Net loss.............................           --       --         --    (11.0)         --            --        --        (11.0)
  Currency translation
    adjustments........................           --       --         --       --         2.8            --        --          2.8
  Unrealized loss on
    derivative financial
    instruments........................           --       --         --       --        (0.5)           --        --         (0.5)
                                                                                                                         ---------
  Comprehensive net loss ..............                                                                                       (8.7)
  Cash dividends ($0.12
    per share).........................           --       --         --     (5.6)         --            --        --         (5.6)
  Other................................           --       --       (4.7)      --          --       333,093      10.3          5.6
                                          ----------   ------   --------  -------     -------    ----------  --------    ---------
Balance at June 30, 2003 ..............   50,940,351   $ 50.9    $ 437.4  $ 656.0     $ (32.6)   (4,707,616) $ (118.8)   $   992.9
                                          ==========   ======   ========  =======     =======    ==========  ========    =========

See accompanying notes to consolidated financial statements.

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. ("Trinity" or the "Company"). In the opinion of management, all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of June 30, 2003 and the results of operations for the three-month and six-month periods ended June 30, 2003 and 2002, and cash-flows for the six month period ended June 30, 2003 and 2002, in conformity with generally accepted accounting principles, have been made. Because of seasonal and other factors, the results of operations for the three-month and six-month periods ended June 30, 2003 may not be indicative of expected results of operations for the year ending December 31, 2003. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2002.

NOTE 2. UNUSUAL CHARGES

     Restructuring reserve activity for the six months ended June 30, 2003 was:

                                                RESERVES                                RESERVES
                                              DECEMBER 31,                RECLASSIFI-   JUNE 30,
                                                  2002          PAYMENT     CATIONS       2003
                                              ------------      -------   -----------   --------
                                                                (IN MILLIONS)
Property, plant & equipment
  -- shut down costs .....................       $   4.6        $  0.3      $  (4.3)     $   --
Environmental liabilities.................          10.6           0.5        (10.1)         --
Severance costs...........................           0.6           0.4         (0.2)         --
Adverse jury verdict......................          14.8           0.1        (14.7)         --
Other.....................................           0.4            --         (0.4)         --
                                                 -------        ------  -----------      ------
                                                 $  31.0        $  1.3      $ (29.7)     $   --
                                                 =======        ======      =======      ======

     The lawsuit representing the adverse jury verdict was resolved during the three-month period ended June 30, 2003 for $9.9 million. This amount was paid in July 2003 and the balance of the restructuring reserve was reclassified to the Company's litigation reserves. The restructuring reserves related to environmental liabilities were reclassified to the Company's environmental reserves. Amounts for shut down costs, severance costs and other have been reclassified to other accrued liabilities. None of the reclassifications impacted operating profit.

NOTE 3. SEGMENT INFORMATION

     The Company reports operating results in the following business segments:
(1) the Trinity Rail group, which manufactures and sells railcars and component parts; (2) the Construction Products group, which manufactures and sells highway guardrail and safety products, concrete and aggregate, girders and beams used in the construction of highway and railway bridges, and weld fittings used in pressure piping systems; (3) the Inland Barge group, which manufactures and sells barges and related products for inland waterway services; (4) the Industrial Products group, which manufactures and sells container heads and pressure and non-pressure containers for the storage and transportation of liquefied gases and other liquid and dry products; and (5) the Trinity Railcar Leasing and Management Services group, which provides services such as fleet management and leasing. Finally, All Other includes the Company's captive insurance and transportation companies, structural towers, and other peripheral businesses.

     Sales and related profits from Trinity Rail group to Trinity Railcar Leasing and Management Services group are recorded in Trinity Rail group and eliminated in consolidation. Sales of railcars from the lease fleet are included in the Trinity Railcar Leasing and Management Services group segment. Sales among groups are recorded at prices comparable to those charged external customers.

THREE MONTHS ENDED JUNE 30, 2003

                                                             REVENUES                       OPERATING
                                               ---------------------------------------       PROFIT
                                                OUTSIDE      INTERSEGMENT      TOTAL         (LOSS)
                                               ---------     ------------    ---------      ---------
                                                                    (IN MILLIONS)
Trinity Rail Group.........................    $   106.8       $   47.9      $   154.7      $   (6.1)
Construction Products Group................        132.2            0.1          132.3          15.3
Inland Barge Group.........................         43.2             --           43.2           1.0
Industrial Products Group..................         27.7            0.8           28.5           1.6
Trinity Railcar Leasing and
  Management Services Group................         54.3             --           54.3          12.6
All Other..................................          1.6            6.1            7.7          (2.1)
Eliminations & Corporate
  Items....................................           --          (54.9)         (54.9)        (11.9)
                                               ---------       --------      ---------      --------
Consolidated Total.........................    $   365.8       $     --      $   365.8      $   10.4
                                               =========       ========      =========      ========

THREE MONTHS ENDED JUNE 30, 2002

                                                             REVENUES                       OPERATING
                                               ---------------------------------------       PROFIT
                                                OUTSIDE      INTERSEGMENT      TOTAL         (LOSS)
                                               ---------     ------------     --------      ---------
                                                                    (IN MILLIONS)
Trinity Rail Group.........................     $  101.1       $   38.3       $  139.4      $  (12.8)
Construction Products Group................        146.0            0.2          146.2          17.2
Inland Barge Group.........................         57.9             --           57.9           1.1
Industrial Products Group..................         32.4            0.5           32.9          (1.6)
Trinity Railcar Leasing and Management
  Services Group...........................         26.9             --           26.9           7.1
All Other..................................          1.7            6.5            8.2          (0.9)
Eliminations & Corporate Items.............           --          (45.5)         (45.5)         (6.9)
                                                --------       --------       --------      --------
Consolidated Total.........................     $  366.0       $     --       $  366.0      $    3.2
                                                ========       ========       ========      ========

SIX MONTHS ENDED JUNE 30, 2003

                                                              REVENUES                      OPERATING
                                               ---------------------------------------       PROFIT
                                                OUTSIDE      INTERSEGMENT      TOTAL         (LOSS)
                                               ---------     ------------    ---------      ---------
                                                                    (IN MILLIONS)
Trinity Rail Group.........................    $   190.8       $  113.0      $   303.8      $  (16.4)
Construction Products Group................        235.6            0.2          235.8          18.4
Inland Barge Group.........................         87.3             --           87.3           0.2
Industrial Products Group..................         55.4            1.6           57.0           1.6
Trinity Railcar Leasing and
  Management Services Group................         82.8             --           82.8          21.2
All Other..................................          3.0           12.0           15.0          (3.0)
Eliminations & Corporate
  Items....................................           --         (126.8)        (126.8)        (23.0)
                                               ---------       --------      ---------      --------
Consolidated Total.........................    $   654.9       $     --      $   654.9      $   (1.0)
                                               =========       ========      =========      ========

SIX MONTHS ENDED JUNE 30, 2002

                                                               REVENUES                     OPERATING
                                               ---------------------------------------       PROFIT
                                                OUTSIDE      INTERSEGMENT      TOTAL         (LOSS)
                                               ---------     ------------    ---------      ---------
                                                                    (IN MILLIONS)
Trinity Rail Group.........................     $  251.7       $   58.8       $  310.5      $  (25.0)
Construction Products Group................        258.6            0.7          259.3          24.7
Inland Barge Group.........................        119.1             --          119.1           3.0
Industrial Products Group..................         63.1            1.1           64.2          (0.7)
Trinity Railcar Leasing and Management
  Services Group...........................         53.6             --           53.6          14.2
All Other..................................          4.2           13.2           17.4          (3.8)
Eliminations & Corporate Items.............           --          (73.8)         (73.8)        (13.4)
                                                --------       --------       --------      --------
Consolidated Total.........................     $  750.3       $     --       $  750.3      $   (1.0)
                                                ========       ========       ========      ========

NOTE 4. STOCK BASED COMPENSATION

          The Company has elected to apply the accounting provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25) and its interpretations and, accordingly, no compensation cost has been recorded for the stock options. The effect of computing compensation cost in accordance with Statement of Accounting Standards No. 123, "Accounting for Stock Based Compensation," and the weighted average fair value of options granted during the three and six months ended June 30, 2003 and 2002 using the Black-Scholes option pricing method are shown in the accompanying table.

                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                            JUNE 30, 2003  JUNE 30, 2002    JUNE 30, 2003     JUNE 30, 2002
                                            -------------  -------------    -------------     -------------
Pro forma (in millions)

Net income (loss), as reported............   $      3.5      $    (5.7)       $    (11.0)       $    (14.3)

Deduct:  Total stock based employee
   compensation expense determined
   under fair value based method for
   all awards, net of related income
   tax effects............................         (0.8)          (1.1)            ( 2.0)             (2.3)
                                             ----------      ---------        ----------        ----------

Pro forma net income (loss) ..............   $      2.7      $    (6.8)       $    (13.0)       $    (16.6)
                                             ==========      =========        ==========        ==========

Per diluted share.........................   $     0.06      $   (0.15)       $  (  0.29)       $    (0.37)
                                             ==========      =========        ==========        ==========

Net income (loss) per diluted share -
  as reported.............................   $     0.08      $   (0.13)       $  (  0.24)       $    (0.32)
                                             ==========      =========        ==========        ==========

Note 5. Property, Plant and Equipment

                                                JUNE 30,      DECEMBER 31,
                                                  2003            2002
                                                  ----            ----
                                                      (IN MILLIONS)
Corporate/Manufacturing:
  Property, plant and equipment............     $  954.5       $    901.8
  Accumulated depreciation.................       (559.4)          (493.6)
                                                --------       ----------
                                                   395.1            408.2
                                                --------       ----------
Leasing:
  Equipment on lease.......................     $  739.3       $    650.0
  Accumulated depreciation.................       (119.8)          (110.8)
                                                --------       ----------
                                                   619.5            539.2
                                                --------       ----------

                                                $1,014.6       $    947.4
                                                ========       ==========

NOTE 6. WARRANTIES

     The Company provides for the estimated cost of product warranties at the time revenue is recognized and assesses the adequacy of the resulting reserves on a quarterly basis. As of June 30, 2003, the change in the accruals for warranties since December 31 was as follows:

                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                        JUNE 30,                JUNE 30,
                                        --------                --------
                                   2003         2002        2003         2002
                                   ----         ----        ----         ----
                                                 (IN MILLIONS)
Beginning balance.............   $   22.0     $   16.4    $   20.8    $   18.1

Additions.....................        2.2          4.8         7.0         8.4
Reductions....................       (2.7)        (5.4)       (6.3)      (10.7)
                                 --------     --------    --------    --------
Ending balance................   $   21.5     $   15.8    $   21.5    $   15.8
                                 ========     ========    ========    ========

NOTE 7. DEBT

                                                JUNE 30,      DECEMBER 31,
                                                  2003            2002
                                                  ----            ----
                                                     (IN MILLIONS)
Corporate/Manufacturing:
  Revolving commitment.....................     $     --        $     48.0
  Term commitment..........................        148.5             149.3
  Other....................................          5.6               6.4
                                                --------        ----------
                                                   154.1             203.7
                                                --------        ----------
Leasing:
  Equipment trust certificates.............     $  170.0        $    171.4
  Warehouse facility.......................        167.8             113.8
                                                --------        ----------
                                                   337.8             285.2
                                                --------        ----------

                                                $  491.9        $    488.9
                                                ========        ==========

     In June 2002, the Company completed a secured credit agreement for $425 million. The agreement includes a $275 million 3-year revolving commitment and a $150 million 5-year term commitment. The agreement calls for quarterly payments of principal on the term debt in the amount of $375 thousand beginning September 30, 2002 through June 30, 2006 and quarterly payments of $36.0 million beginning on September 30, 2006 through the maturity date. Amounts borrowed under the revolving commitment bear interest at LIBOR plus 2.00% (there were no borrowings on June 30, 2003). Effective July 2, 2003 the interest rate on the revolving credit commitment was LIBOR plus 2.25%. Amounts borrowed under the term commitment bear interest at LIBOR plus 3.25% (4.61% at June 30, 2003). The Company's accounts receivable and inventory and a portion of its property, plant and equipment secure the agreement. The agreement limits the amount of capital expenditures related to the Company's leasing business, requires maintenance of ratios related to interest coverage, leverage, asset coverage, and minimum net worth, and restricts the amount of dividend payments. At June 30, 2003, $148.5 million was borrowed under this agreement. At June 30, 2003, the most restrictive of the debt covenants based on trailing twelve month calculations as defined by the debt agreements allow approximately $97.4 million additional principal and approximately $14.7 million additional annual interest expense. The most significant factor in the Company's debt covenant calculations is earnings for the immediately preceding twelve months.

     In June 2002 Trinity Industries Leasing Company ("TILC") through a newly formed, wholly owned business trust entered into a $200 million non-recourse warehouse facility to finance or refinance railcars acquired or owned by TILC. Specific railcars and the underlying leases secure the facility. Advances under the facility may not exceed 75% of the fair market value of the eligible railcars securing the facility as defined by the agreement. Advances under the facility bear interest at LIBOR plus 1.375% (2.695% at June 30, 2003). TILC extended the facility from June 2003 to August 2003 and advances under the facility, if not renewed, are repayable in six-month increments with the final payment due February, 2005. At June 30, 2003, $32.2 million was available under this facility. The Company is currently in discussions with long-term lenders to provide permanent financing for the amount currently outstanding under the facility, which is expected to be completed in September 2003 and to renew the warehouse facility for future financings of railcars owned by TILC.

     Terms and conditions of other debt are described in the Annual Report.

     Principal payments on total debt due during the next five years as of June 30, 2003 are (in millions) for the remaining six months of 2003 - $1.2; 2004 - $114.0; 2005 - $97.9; 2006 - $83.2; 2007 - $115.7; and $79.9 thereafter.

NOTE 8. SALE/LEASEBACK FINANCING

     During the nine months ended December 31, 2001, the Company completed an off balance sheet financing arrangement for $199.0 million in railcars. Trinity sold the railcars to an independent trust. The trust financed the purchase of the railcars with $151.3 million in debt and $47.7 million in equity provided by large independent financial institutions. The equity investor in the trust has the risk of ownership of the assets in the trust except for the $6.5 million of cash collateral discussed herein. Trinity has made no guarantees with respect to amounts at risk. An independent trustee for the trust has the authority for the appointment of the railcar fleet manager. Trinity, through a newly formed, wholly owned qualified subsidiary, leased railcars from the trust and subleased the railcars to independent third party customers.

     Under the terms of the operating lease agreement, Trinity has the option to purchase the railcars from the trust in 2017 at a predetermined, fixed price. Trinity also has an option to purchase the railcars at the end of the lease agreement in 2023 at the then fair market value of the railcars. At the expiration of the operating lease agreement, Trinity has no further obligation there under.

     Included in the Company's accompanying consolidated balance sheet are cash and company-owned railcars totaling $29.8 million which are in the qualified subsidiary and pledged as collateral for the duration of the lease obligations to the trust and additional $6.6 million of cash which is pledged as collateral for the equity investor's investment. Trinity, under the terms of a servicing and remarketing agreement, will endeavor, consistent with customary commercial practice as would be used by a prudent person, to maintain railcars under lease for the benefit of the trust. Trinity also receives management fees under the terms of the agreement. Certain ratios must be maintained in order for excess cash flow, as defined, from the lease to third parties, to be available to Trinity.

     The sale of the railcars by Trinity to the trust was accounted for as a sale/leaseback transaction. No revenue or profit was recorded at the time of the transaction and all profit was deferred and is being amortized over the term of the operating lease. Neither the assets, the liabilities, nor equity of the trust are reflected on the balance sheet of Trinity.

NOTE 9. DEPOSIT AGREEMENT

     The Company has a deposit agreement with Altos Hornos de Mexico, SA de C.V. ("AHMSA") that provides for funds to be deposited with AHMSA that are then used along with other funds from the Company to purchase steel from AHMSA. As of June 30, 2003, total funds on deposit including interest due amounted to approximately $29.2 million. Since May 1999 AHMSA has been operating under a judicial declaration of suspension of payments, which under applicable Mexican law, allows companies in Mexico to (1) seek a debt restructuring agreement with their creditors in an orderly fashion; (2) continue their operations; and (3) avoid declaration of bankruptcy and liquidation of assets. The Company's understanding of Mexican law is that all funds on deposit are required to be returned to the Company regardless of whether the supplier is able to operate under the declaration of suspension of payments. Trinity reduced $3.4 million of this deposit through inventory purchases in the quarter ended June 30, 2003. The timing of future reductions of the deposit balance will depend on the rate of future steel purchases.

NOTE 10. SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

     In June 2003 the Company issued 600 shares of Series B Redeemable Convertible Preferred Stock (Series B preferred stock). Each share of Series B preferred stock has an initial liquidation value of $100,000 per share. The liquidation value, plus accrued but unpaid dividends, is payable on June 25, 2008, the mandatory redemption date, at the option of the Company in cash or in shares of common stock valued at 90% of the then current market price of the Company's common stock. Each share of Series B preferred stock may be converted at any time at the option of the holder into shares of the Company's common stock, based on the initial conversion price of $22.46 per share, which is equivalent to 4,452 shares of common stock for each $100,000 initial liquidation preference. Holders of the Series B preferred stock are entitled to receive dividends payable semi-annually, on July 1 and January 1 of each year, beginning January 1, 2004 at an annual rate of 4.5% of the liquidation preference. The Company may, at its option, pay dividends either in cash or in shares of the Company's common stock at the then current market price. The holders of shares of Series B preferred stock are entitled to vote with the holders of the common stock on an as-if converted basis on all matters brought before the stockholders. The Series B preferred stock has been classified outside the Stockholders' Equity section because there is not absolute assurance that the number of authorized and unissued common shares would be adequate to redeem the Series B preferred stock. At June 30, 2003, the number of shares authorized and unissued would be adequate to redeem the Series B preferred stock as long as the market value of the Company's common stock was at least $1.37 per share.

NOTE 11. OTHER, NET

     Other (income) expense consists of the following items (in millions):

                                        Three Months Ended               Six Months Ended
                                             June 30,                         June 30,
                                             --------                         --------
                                       2003            2002            2003             2002
                                       ----            ----            ----             ----
Gain on sale of property, plant
   and equipment..................    $ (3.0)         $ (0.2)         $ (4.4)          $ (0.4)
Foreign exchange
  transactions....................      (0.1)            0.8              --              1.0

Loss on equity investments........       0.5             0.3             1.0              1.0
Other.............................        --              --              --             (0.2)
                                      ------          ------          ------           ------
  Other, net                          $ (2.6)         $  0.9          $ (3.4)          $  1.4
                                      ======          ======          ======           ======

NOTE 12. CONTINGENCIES

     The Company, a wholly owned subsidiary of the Company, Trinity Marine Products, Inc. ("TMP"), and certain material suppliers and others, are co-defendants in six separate lawsuits filed by a number of plaintiffs on various dates. In one case, the plaintiff has petitioned the court for certification of a class, which would increase the total number of barges involved in the litigation. Absent certification of a class in that case, these six separate suits involve 48 tank barges sold at an approximate average price of $1.4 million, and 140 hopper barges sold at an approximate average price of $280,000. Each of the cases sets forth allegations pertaining to damages arising from alleged defects in coating materials supplied by a co-defendant and workmanship by TMP. The plaintiffs seek both compensatory and punitive damages and/or recision of the barge purchase contracts. Independent experts investigating the claims have expressed the opinion that technical arguments presented by the plaintiffs in the litigation are without merit. Two of the plaintiffs owe TMP approximately $11.2 million, of which $6.7 million is past due, related to contracts for barges not involved in the litigation. TMP has filed suit for collection of the past due amount.

     In March 2003, a jury awarded $163.7 million to an independent contractor's employee who died following an accident while working at a Company subsidiary's aggregate mining operation. The presiding judge in the case has entered a final judgment in the amount of $33.9 million (inclusive of fees, costs and judgment interest). It is expected that this case will be appealed. Management believes losses in excess of $3.0 million are covered by insurance.

     The Company is also involved in other claims and lawsuits incidental to its business. Based on information currently available, it is management's opinion that the ultimate outcome of all current litigation and other claims, including settlements, in the aggregate will not have a material adverse effect on the Company's overall financial condition for purposes of financial reporting. However, resolution of certain claims or lawsuits by settlement or otherwise could have a significant impact on the operating results of the reporting period in which such resolution occurs.

     The Company is subject to federal, state, local, and foreign laws and regulations relating to the environment and to workplaces. The Company believes that it is currently in substantial compliance with such laws and the regulations promulgated thereunder.

     The Company is involved in various proceedings relating to environmental matters. The Company has provided reserves amounting to $19.4 million to cover probable and estimable liabilities of the Company with respect to such investigations and cleanup activities, taking into account currently available information and the Company's contractual rights of indemnification. However, estimates of future response costs are necessarily imprecise. Accordingly, there can be no assurance that the Company will not become involved in future litigation or other proceedings or, if the Company were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to the Company.

NOTE 13. NET INCOME (LOSS) PER SHARE

     Diluted net income per common share is based on the weighted average shares outstanding plus the dilutive impact of stock options and Series B preferred stock. Basic net income per common share is based on the weighted average number of common shares outstanding for the period. The numerator for both basic net income (loss) per common share and diluted net income (loss) per common share is net income (loss). Dividends attributable to the Series B preferred stock were immaterial. The difference between the denominator in the basic calculation and the denominator in the diluted calculation for the three months ended June 30, 2003 was attributable to the effect of employee stock options. Employee stock options were antidilutive for all other periods presented. The Series B preferred stock was antidilutive and therefore not considered in the diluted net income (loss) per common share calculation.

NOTE 14. RECENT ACCOUNTING PRONOUNCEMENTS

     During January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" (FIN 46). The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and apply to existing variable interest entities in the first fiscal year or interim periods beginning after June 15, 2003. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is evaluating whether or not it would be designated the primary beneficiary of the independent trust which purchases railcars from the Company in a sale/leaseback transaction as described in Note 8. Currently, the Company believes that it is not the primary beneficiary and therefore will not be required to consolidate the Trust.

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS
150). SFAS 150 establishes standards for how a company classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first period beginning after June 15, 2003. The Company does not expect the provisions of this statement to have a significant impact on the statement of financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes thereto appearing elsewhere in this document.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2002 -- RESULTS OF OPERATIONS

     Revenues were $365.8 million for the three months ended June 30, 2003 compared to $366.0 million for the three months ended June 30, 2002. Increased railcar sales and lease revenue were offset by a decline in demand in the other segments.

     The following table reconciles the revenue amounts discussed under each segment with the consolidated total revenues shown in the Selected Financial Data (in millions).

                                       THREE MONTHS ENDED JUNE 30, 2003                   THREE MONTHS ENDED JUNE 30, 2002
                                   ------------------------------------------         ------------------------------------------
                                                   REVENUES                                           REVENUES
                                   ------------------------------------------         ------------------------------------------
                                   OUTSIDE        INTERSEGMENT         TOTAL          OUTSIDE        INTERSEGMENT         TOTAL
                                   -------        ------------        -------         -------        ------------        -------
Trinity Rail Group..............   $ 106.8          $   47.9          $ 154.7         $ 101.1          $   38.3          $ 139.4
Construction Products Group.....     132.2               0.1            132.3           146.0               0.2            146.2
Inland Barge Group..............      43.2                --             43.2            57.9                --             57.9
Industrial Products Group.......      27.7               0.8             28.5            32.4               0.5             32.9
Trinity Railcar Leasing and
  Management Services Group.....      54.3                --             54.3            26.9                --             26.9
All Other.......................       1.6               6.1              7.7             1.7               6.5              8.2
Eliminations & Corporate Items..        --             (54.9)           (54.9)             --             (45.5)           (45.5)
                                   -------          --------          -------         -------          --------          -------
Consolidated Total..............   $ 365.8          $     --          $ 365.8         $ 366.0          $     --          $ 366.0
                                   =======          ========          =======         =======          ========          =======

     Operating profit increased $7.2 million to $10.4 million for the three months ended June 30, 2003 compared to $3.2 million for the same period in 2002. This was primarily due to increased railcar sales and lease operations. During the year ended December 31, 2002, the Company signed a managed services contract to implement a new financial system and to outsource certain accounting and processing activities. While expected to produce overall savings in future years, this project is expected to result in incremental selling, engineering and administrative costs in 2003 of approximately $9.6 million or $0.15 cents per share compared to the prior year. During the quarter ended June 30, 2003 the Company's incremental costs were approximately $2.6 million or $.04 per share.

     Interest expense decreased $1.9 million to $8.4 million for the three months ended June 30, 2003 compared to $10.3 million for the same period in 2002, a decrease of 18.4%. The decrease was primarily attributable to the charge off of $1.3 million in debt issuance costs in the prior quarter and lower interest rates.

     Other, net was income of $2.6 million for the three months ended June 30, 2003 compared to expense of $0.9 million for the comparable period in 2002. The increase was due to a larger amount of gains on sale of property, plant and equipment in 2003 and foreign currency losses in 2002.

     The current year effective tax rate of 27.5% was due to the absence of tax benefits on certain foreign losses.

     Net income for the three months ended June 30, 2003 was $3.5 million, or $0.08 per diluted share as compared to a net loss of $5.7 million, or a loss of $0.13 per diluted share, for the same period in 2002.

TRINITY RAIL GROUP

                                                           THREE MONTHS
                                                               ENDED
                                                             JUNE 30,
                                                        ------------------
                                                          2003      2002
                                                        -------    -------
                                                          (IN MILLIONS)
Revenues.............................................   $ 154.7    $ 139.4
Operating loss.......................................   $  (6.1)   $ (12.8)
Operating loss margin................................      (3.9)%     (9.2)%

    Railcar units shipped in North America increased 56.6% to approximately 1,500 cars during the three months ended June 30, 2003 compared to the same period in 2002. Revenues increased 11.0% for the three months ended June 30, 2003 compared to the same
                                       15
period in 2002 due to the product mix of units sold in North America. Railcar units shipped in Europe increased by 28.9% to approximately 600 units. Operating margins improved due to improved efficiencies from the increase in volume and collection of previously reserved amounts.

     In the three months ended June 30, 2003 railcar sales to Trinity Industries Leasing Company included in the Rail Group results were $45.9 million compared to $37.0 million in the comparable period in 2002 with profit of $3.7 million compared to $1.4 million for the same period in 2002. Sales to Trinity Industries Leasing Company and related profits are eliminated in consolidation.

CONSTRUCTION PRODUCTS GROUP

                                                            THREE MONTHS
                                                                ENDED
                                                              JUNE 30,
                                                        ------------------
                                                         2003        2002
                                                        -------    -------
                                                          (IN MILLIONS)
Revenues.............................................   $ 132.3    $ 146.2
Operating profit.....................................   $  15.3    $  17.2
Operating profit margin..............................      11.6%      11.8%

     Revenues declined 9.5% for the three months ended June 30, 2003 compared to the same period in 2002. The decrease in revenues was primarily attributable to a lower demand in Highway Safety and Fittings products along with reduced production in the Structural Bridge group, partially offset by improvements in the Concrete and Aggregates group due to strong demand and good weather. Operating profit margin decreased slightly as a result of reduced volume and competitive pricing pressures.

INLAND BARGE GROUP

                                                            THREE MONTHS
                                                                ENDED
                                                              JUNE 30,
                                                        ------------------
                                                         2003        2002
                                                        -------    -------
                                                          (IN MILLIONS)
Revenues..........................................      $  43.2    $  57.9
Operating profit..................................      $   1.0    $   1.1
Operating profit margin...........................          2.3%       1.9%

     Revenues decreased 25.4% for the three months ended June 30, 2003 compared to the same period in 2002. This was primarily due to a decrease in hopper barge sales. Operating profit remained relatively constant compared to the prior year's quarter at $1.0 million for the current quarter. This was primarily due to the reduction in hopper barge volume offset by reduced overhead costs for the quarter. Barge litigation costs were $0.8 and $0.9 million for the three months ended June 30, 2003 and 2002, respectively.

INDUSTRIAL PRODUCTS GROUP

                                                            THREE MONTHS
                                                                ENDED
                                                              JUNE 30,
                                                        ------------------
                                                         2003        2002
                                                        -------    -------
                                                          (IN MILLIONS)
Revenues...........................................     $  28.5    $  32.9
Operating profit (loss)............................     $   1.6    $  (1.6)
Operating profit (loss) margin.....................         5.6%      (4.9)%

     Revenues declined 13.4% for the three months ended June 30, 2003 compared to the same period in 2002. The decline in revenues was primarily due to the sale of the cold-forming heads business in the United States. The increase in operating profit was primarily due to the establishment of a $2.2 million allowance for bad debt in the prior year as well as an improvement of margins in the US LPG business.

TRINITY RAILCAR LEASING AND MANAGEMENT SERVICES GROUP

                                                            THREE MONTHS
                                                                ENDED
                                                              JUNE 30,
                                                        ------------------
                                                          2003       2002
                                                        -------    -------
                                                           (IN MILLIONS)
Revenues.......................................         $  54.3    $  26.9
Operating profit...............................         $  12.6    $   7.1
Operating profit margin........................            23.2%      26.4%

     Revenues increased $27.4 million to $54.3 million in the current quarter. This increase was primarily due to railcar sales and an increase in rental revenues from additions to the lease fleet. Revenues from the sale of railcars from the lease fleet were $25.4 million in the three months ended June 30, 2003 and $0.3 million in the same period in 2002. Operating profit increased $5.5 million to $12.6 million in the current quarter. Operating profits on the sale of railcars from the lease fleet were $3.1 million, including recognition of deferred manufacturing profit, in the current quarter and $0.1 million for the prior year. Profit also increased due to the growth in the lease fleet, partially offset by an increase in operating and administrative expenses due to regulatory mandated repairs and railroad charges.

ALL OTHER

     Revenues in All Other decreased primarily due to a decline in the structural tower business. Operating loss was $2.1 million for the three months ended June 30, 2003, and $0.9 million in the same period in 2002. The increase in the operating loss is primarily due to costs associated with non-operating plants.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2002 - RESULTS OF OPERATIONS

     Revenues decreased $95.4 million to $654.9 million for the six months ended June 30, 2003 compared to $750.3 million for the six months ended June 30, 2002, a decrease of 12.7%. The decrease in revenues was due to a reduction in rail car sales to third parties, offset by an increase in railcar sales from the leasing fleet and increased leasing revenues due to growth in the lease fleet.

     The following table reconciles the revenue amounts discussed under each segment with the consolidated total revenues shown in the Selected Financial Data (in millions).

                                        SIX MONTHS ENDED JUNE 30, 2003                     SIX MONTHS ENDED JUNE 30, 2002
                                   ------------------------------------------         ------------------------------------------
                                                   REVENUES                                           REVENUES
                                   ------------------------------------------         ------------------------------------------
                                   OUTSIDE        INTERSEGMENT         TOTAL          OUTSIDE        INTERSEGMENT         TOTAL
                                   -------        ------------        -------         -------        ------------        -------
Trinity Rail Group...............  $ 190.8          $  113.0          $ 303.8         $ 251.7          $   58.8          $ 310.5
Construction Products Group......    235.6               0.2            235.8           258.6               0.7            259.3
Inland Barge Group...............     87.3                --             87.3           119.1                --            119.1
Industrial Products Group........     55.4               1.6             57.0            63.1               1.1             64.2
Trinity Railcar Leasing and
Management Services Group........     82.8                --             82.8            53.6                --             53.6
All Other........................      3.0              12.0             15.0             4.2              13.2             17.4
Eliminations & Corporate Items...       --            (126.8)          (126.8)             --             (73.8)           (73.8)
                                   -------          --------          -------         -------          --------          -------
Consolidated Total...............  $ 654.9          $     --          $ 654.9         $ 750.3          $     --          $ 750.3
                                   =======          ========          =======         =======          ========          =======

     Operating loss was $1.0 million for the six months ended June 30, 2003 and for the same period in 2002. For the six months ended June 30, 2003 compared to the same period in 2002, operating loss was impacted by the decrease in revenues as described above for the period, competitive pricing pressures, the implementation of a new financial system, and the impact of under absorbed overhead costs. During the year ended December 31, 2002, the Company signed a managed services contract to implement a new financial system and to outsource certain accounting and processing activities. During the six month period ended June 30, 2003 the Company's incremental costs were approximately $5.2 million or $.08 per share.

     Interest expense increased $0.6 million to $17.9 million for the six months ended June 30, 2003 compared to $17.3 million for the same period in 2002. This increase was due to higher average debt levels and higher interest rates for the six-month period, offset by the charge off of $1.3 million in debt issuance costs in the prior six months.

     Other, net was income of $3.4 million for the six months ended June 30, 2003 compared to expense of $1.4 million for the comparable period in 2002. The income in 2003 was due to a larger amount of gains on sale of property, plant and equipment and foreign currency losses in 2002.

     The current year effective tax rate of 27.5% was due to the absence of tax benefits on certain foreign losses.

     Net loss for the six months ended June 30, 2003 was $11.0 million, or $0.24 per diluted share as compared to a net loss of $14.3 million, or $0.32 per diluted share, for the same period in 2002.

TRINITY RAIL GROUP

                                                            SIX MONTHS
                                                               ENDED
                                                             JUNE 30,
                                                        -------------------
                                                         2003         2002
                                                        ------       ------
                                                          (IN MILLIONS)
Revenues.............................................   $303.8       $310.5
Operating loss.......................................   $(16.4)      $(25.0)
Operating loss margin................................     (5.4)%       (8.1)%

     Railcar units shipped in North America increased 45.6% to approximately 3,200 cars during the six months ended June 30, 2003 compared to the same period in 2002. Revenues showed a slight decline of 2.2% for the six months ended June 30, 2003 compared to the same period in 2002 due to the product mix of units sold in North America. Railcar units shipped in Europe were approximately 1,080 units for both periods. A reduction in the repair business also contributed to the year over year decline in revenues. Operating margins improved slightly due to improved efficiencies from an increase in North American volume.

     As of June 30, 2003, the North American backlog increased 240% to approximately 10,600 cars as compared to the same period last year. With a current European backlog of 2,250 cars, total backlog was 12,850 cars.

     In the six months ended June 30, 2003 railcar sales to Trinity Industries Leasing Company included in the Rail Group results were $110.2 million compared to $57.4 million in the comparable period in 2002 with profit of $7.6 million compared to $2.3 million for the same period in 2002. Sales to Trinity Industries Leasing Company and related profits are eliminated in consolidation.

CONSTRUCTION PRODUCTS GROUP

                                                            SIX MONTHS
                                                               ENDED
                                                             JUNE 30,
                                                        -------------------
                                                         2003         2002
                                                        ------       ------
                                                           (IN MILLIONS)
Revenues.............................................   $235.8       $259.3
Operating profit.....................................   $ 18.4       $ 24.7
Operating profit margin..............................      7.8%         9.5%

     Revenues declined 9.1% for the six months ended June 30, 2003 compared to the same period in 2002. The decrease in revenues was primarily attributable to exiting certain non-core product lines since the first quarter of 2002, lower demand in Highway Safety products, and reduced volume and competitive pricing pressures in the fittings business. Operating profit margin decreased as a result of reduced volume and competitive pricing pressures, partially offset by a reduction in expenses due to efficiency improvements.

INLAND BARGE GROUP

                                                            SIX MONTHS
                                                               ENDED
                                                             JUNE 30,
                                                        -------------------
                                                         2003         2002
                                                        ------       ------
                                                          (IN MILLIONS)
Revenues.............................................   $ 87.3       $119.1
Operating profit.....................................   $  0.2       $  3.0
Operating profit margin..............................      0.2%         2.5%

     Revenues decreased 26.7% for the six months ended June 30, 2003 compared to the same period in 2002. This was primarily due to a decrease in hopper barge sales as a result of the downturn in the hopper barge market. Operating profit decreased $2.8 million to a profit of $0.2 million for the current quarter. This change was primarily due to the decline in the hopper barge volumes partially offset by lower operating costs. Barge litigation costs were $1.4 and $1.2 million for the six months ended June 30, 2003 and 2002, respectively.

INDUSTRIAL PRODUCTS GROUP

                                                             SIX MONTHS
                                                                ENDED
                                                              JUNE 30,
                                                        -------------------
                                                         2003         2002
                                                        ------       ------
                                                          (IN MILLIONS)
Revenues...........................................     $ 57.0       $ 64.2
Operating profit (loss)............................     $  1.6       $ (0.7)
Operating profit (loss) margin.....................        2.8%        (1.1%)

     Revenues declined 11.2% for the six months ended June 30, 2003 compared to the same period in 2002. The decline in revenues was primarily due to the sale of the cold-forming heads business in the United States. The increase in operating profit was primarily due to the establishment of a $2.2 million allowance for bad debt in the prior year as well as an improvement in margins in the US LPG business.

TRINITY RAILCAR LEASING AND MANAGEMENT SERVICES GROUP

                                                             SIX MONTHS
                                                                ENDED
                                                              JUNE 30,
                                                        -------------------
                                                         2003         2002
                                                        ------       ------
                                                          (IN MILLIONS)
Revenues...........................................     $ 82.8       $ 53.6
Operating profit...................................     $ 21.2       $ 14.2
Operating profit margin............................       25.6%        26.5%

     Revenues increased $29.2 million to $82.8 million for the six-month period ended June 30, 2003. This increase was primarily due to railcar sales and an increase in rental revenues due to growth in the lease fleet. Included in the results of this group are revenues from the sale of railcars from the lease fleet of $26.2 million in the six months ended June 30, 2003 and $1.3 million in the same period in 2002. Operating profit increased $7.0 million to $21.2 million in the current quarter. Operating profits on the sale of railcars from the lease fleet, including recognition of deferred manufacturing profit, were $3.2 million for the six months ended June 30, 2003 and $0.2 million for the same period in 2002. Profits also increased due to growth in the lease fleet.

ALL OTHER

     Revenues in All Other decreased primarily due to a decline in the structural tower business. Operating loss was $3.0 million for the six months ended June 30, 2003, and $3.8 million in the same period in 2002. The decrease in the operating loss was primarily due to the sale of inventory in the structural tower business offset by costs associated with the non-operating plants

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the six months ended June 30, 2003 increased to $87.2 million compared to $53.5 million for the same period in 2002. This was due to the collection of a $48.5 million tax refund, an increase in accounts payable and accrued liabilities of $23.5 million, and an increase in other liabilities of $14.6 million offset by an increase in inventory and accounts receivable of $46.3 million and a net loss in the current period. Capital expenditures for the six months ended June 30, 2003 were $121.2 million, of which $112.6 million were for additions to the lease subsidiary. This compares to $66.3 million of capital expenditures for the same period last year, of which $54.2 million was for additions to the lease subsidiary. Proceeds from the sale of property, plant and equipment were $31.9 million for the six months ended June 30, 2003 composed primarily of the sale of railcars from the lease fleet and other assets, compared to $2.2 million for the same period in 2002.

     In June 2002 TILC through a newly formed, wholly owned business trust entered into a $200 million non-recourse warehouse facility to finance railcars owned by TILC. Specific railcars and the underlying leases secure the facility. Advances under the facility may not exceed 75% of the fair market value of the eligible railcars securing the facility as defined by the agreement. Advances under the facility bear interest at LIBOR plus 1.375% (2.695% at June 30, 2003). TILC extended the facility from June 2003 to August 2003 and advances under the facility, if not renewed, are repayable in six-month increments with the final payment due February
                                       19

2005. At June 30, 2003, $32.2 million was available under this facility. The Company is currently in discussions with long-term lenders to provide permanent financing for the amount currently outstanding under the facility which is expected to be completed in September 2003 and to renew the warehouse facility for future financings of railcars owned by TILC.

     In June 2003 the Company issued 600 shares of Series B Redeemable Convertible Preferred Stock. Each share of Series B preferred stock has an initial liquidation value of $100,000 per share. The liquidation value, plus accrued but unpaid dividends, is payable on June 25, 2008, the mandatory redemption date, at our option in cash or in shares of common stock valued at 90% of the then current market price of our common stock. Each share of Series B preferred stock may be converted at any time at the option of the holder into shares of our common stock, based on the initial conversion price of $22.46 per share, which is equivalent to 4,452 shares of common stock for each $100,000 initial liquidation preference. Holders of the Series B preferred stock are entitled to receive dividends payable semi-annually, on July 1 and January 1 of each year, beginning January 1, 2004 at an annual rate of 4.5% of the liquidation preference. We may, at our option, pay dividends either in cash or in shares of our common stock at the then current market price. The holders of shares of Series B preferred stock are entitled to vote with the holders of the common stock on an as-if converted basis on all matters brought before the stockholders.

     We expect to finance future operating requirements with cash flows from operations and, depending on market conditions, debt and/or privately or publicly placed equity.

CONTRACTUAL OBLIGATION AND COMMERCIAL COMMITMENTS

     As of June 30, 2003 other commercial commitments related to letters of credit have increased to $117.5 million from $110.2 million as of December 31, 2002. Other commercial commitments that relate to operating leases under sales/leaseback transactions were basically unchanged.

RECENT PRONOUNCEMENTS

     During January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities (FIN 46). The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and apply to existing variable interest entities in the first fiscal year or interim periods beginning after June 15, 2003. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. Certain of the disclosure requirements apply in all financial statement issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is evaluating whether or not is would be designated the primary beneficiary of the independent trust which purchases railcars from the Company in a sale/leaseback transaction as described in Note 7. Currently, the Company believes that it is not the primary beneficiary and therefore will not be required to consolidate the Trust.

     In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS
150). SFAS 150 establishes standards for how a company classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first period beginning after June 15, 2003. The Company does not expect the provisions of this statement to have a significant impact on the statement of financial position.

     FORWARD LOOKING STATEMENTS. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not historical facts are forward-looking statements and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performance, estimates, projections, goals and forecasts. Potential factors, which could cause our actual results of operations to differ materially from those in the forward-looking statements, include among others:

-  market conditions and demand for our products;

-  the cyclical nature of both the railcar and barge industries;

-  variations in weather in areas where construction products are sold and used;

-  the timing of introduction of new products;

-  the timing of customer orders;

-  price changes;

-  changes in mix of products sold;

-  the extent of utilization of manufacturing capacity;

-  availability and costs of component parts, supplies and raw materials;

-  competition and other competitive factors;

-  changing technologies;

-  steel prices;

-  interest rates and capital costs;

-  funding and renewal of our leasing warehouse facility;

-  taxes;

- the stability of the governments and political and business conditions in certain foreign countries, particularly Mexico and Romania;

-  changes in import and export quotas and regulations;

-  business conditions in emerging economies;

-  results of litigation; and

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize, and disclose this information within the time periods specified in the rules of the SEC. The Company's Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluate their effectiveness. Based on their evaluation of the Company's disclosure controls and procedures which took place as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     The Company, a wholly owned subsidiary of the Company, Trinity Marine Products, Inc. ("TMP") and certain material suppliers and others, are co-defendants in six separate lawsuits filed by Florida Marine Transporters, Inc. ("FMT") on May 15, 2002, J. Russell Flowers, Inc. ("Flowers") on October 7, 2002, ACF Barge Acceptance I, LLC ("ACF") on December 4, 2002, Marquette Transportation Company and Iowa Fleeting Services, Inc. ("Marquette") on March 7, 2003, Waxler Transportation Company, Inc. ("Waxler") on April 7, 2003 and LeBeouf Bros. Towing ("LeBeouf") on July 3, 2003. The FMT, ACF, Marquette, Waxler and LeBeouf cases are pending in the 25th Judicial District Court in Plaquemines Parish, Louisiana, and the Flowers case is pending in the U.S. District Court, Northern District of Mississippi in Greenville, Mississippi. In the Waxler case, the plaintiff has petitioned the court for certification of a class, which would increase the total number of barges involved in the litigation. Absent certification of a class in the Waxler case, these six separate suits involve 48 tank barges sold at an approximate average price of $1.4 million, and 140 hopper barges sold at an approximate average price of $280,000. Each of the cases set forth allegations pertaining to damages arising from alleged defects in coating materials supplied by a co-defendant and workmanship by TMP. The plaintiffs seek both compensatory and punitive damages and/or recision of the barge purchase contracts. Independent experts investigating the claims have expressed the opinion that technical arguments presented by the plaintiffs in the litigation are without merit. Two of the six plaintiffs owe TMP approximately $11.2 million, of which $6.7 million is past due, related to contracts for barges not involved in the litigation. TMP has filed suit for collection of the past due amounts.

     In March 2003, a jury awarded $163.7 million to an independent contractor's employee who died following an accident while working at a Company subsidiary's aggregate mining operation. The presiding judge in the case has entered a final judgment of $33.9 million (inclusive of fees, costs and judgment interest). It is expected that this case will be appealed. The Company believes losses in excess of $3.0 million are covered by insurance.

     The Company is also involved in other claims and lawsuits incidental to its business. Based on information currently available, it is management's opinion that the ultimate outcome of all current litigation and other claims, including settlements, in the aggregate will not have a material adverse effect on the Company's overall financial condition for purposes of financial reporting. However, resolution of certain claims or lawsuits by settlement or otherwise could have a significant impact on the operating results of the reporting period in which such resolution occurs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the Annual Meeting of Stockholders held May 12, 2003, stockholders elected eight incumbent directors for a one-year term (Proposal 1) and approved ratification of Ernst & Young LLP as independent auditors for the year ending December 31, 2003 (Proposal 2). The vote tabulation follows for each proposal:

     Proposal 1 - Election of Directors

     Nominee                        For                    Withheld
     -------                        ---                    --------
David W. Biegler                 38,580,094                 256,723
Craig J. Duchossois              33,867,663               4,969,154
Ronald J. Gafford                38,579,809                 257,008
Barry J. Galt                    38,570,302                 266,515
Clifford J. Grum                 38,576,850                 259,967
Jess T. Hay                      34,419,663               4,417,154
Diana S. Natalicio               38,576,834                 259,983
Timothy R. Wallace               38,553,517                 283,300

     Proposal 2 - Independent Auditors

    For                 Against                Abstentions
    ---                 -------                -----------
38,530,706              276,115                  29,996

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

      Exhibit Number                             Description
      --------------                             -----------

          31.1           Certification of Chief Executive Officer pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2           Certification of Chief Financial Officer pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification by Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2 Certification by Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K during the quarter ended June 30, 2003

          (1)  A Current Report on Form 8-K was filed on April 2, 2003, under
               Item 5, clarifying issues raised under a jury award in Beaumont, Texas and attaching a news release dated March 31, 2003.

          (2)  A Current Report on Form 8-K was filed on May 12, 2003, under
               Item 9, reporting operating results for the three months ended March 31, 2003, and attaching a news release dated May 7, 2003 and script of conference call of May 8, 2003.

          (3)  A Current Report on Form 8-K was filed on June 25, 2003, under
               Item 5, reporting a sale of preferred stock and attaching the Certificate of Designations of Series B Redeemable Convertible Preferred Stock of Trinity Industries, Inc; the Purchase Agreement dated as of June 25, 2003; the opinion of Haynes and Boone, LLP regarding the legality of the Securities; the computation of Ratio of Earnings to fixed charges; and the Press Release dated June 25, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             TRINITY INDUSTRIES, INC.                  By /s/ JIM S. IVY
             Registrant
                                                       Jim S. Ivy
                                                       Senior Vice President and
                                                       Chief Financial Officer
                                                       August 7, 2003

                                INDEX TO EXHIBITS

EXHIBIT NUMBER                     DESCRIPTION
--------------                     -----------

    31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2 Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.