Form 10-Q
period 2003-09-30
TRINITY INDUSTRIES INC
filed 2003-11-06
CIK 99780

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

         AT OCTOBER 31, 2003 THERE WERE 46,348,566 SHARES OF THE REGISTRANT'S COMMON STOCK OUTSTANDING.

                            TRINITY INDUSTRIES, INC.

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                           CAPTION                                      PAGE
                  --------------------------------------------------------------        ----
PART I            FINANCIAL INFORMATION

Item 1            Financial Statements..........................................           3

Item 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...........................          15

Item 3            Quantitative and Qualitative Disclosures About Market Risk....          22

Item 4            Controls and Procedures.......................................          23

PART II           OTHER INFORMATION

Item 1            Legal Proceedings.............................................          23

Item 6            Exhibits and Reports on Form 8-K..............................          24

SIGNATURES......................................................................          25

CERTIFICATIONS..................................................................          27

ITEM 1. FINANCIAL STATEMENTS

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           THREE MONTHS ENDED SEPTEMBER 30,
                                                              2003                   2002
                                                           ----------             ----------
                                                                     (UNAUDITED)
                                                        (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Revenues............................................        $  363.4               $  387.6
Operating costs:
  Cost of revenues..................................           311.5                  334.8
  Selling, engineering and administrative
    expenses........................................            41.8                   39.1
                                                            --------               --------
                                                               353.3                  373.9
                                                            --------               --------
Operating profit....................................            10.1                   13.7

Other (income) expense:
  Interest income...................................            (0.1)                  (0.3)
  Interest expense..................................             8.4                    9.1
  Other, net........................................            (0.2)                  (3.4)
                                                            --------               --------
                                                                 8.1                    5.4
                                                            --------               --------
Income before income taxes..........................             2.0                    8.3
Provision (benefit) for income taxes:
  Current...........................................           (18.5)                  (1.5)
  Deferred..........................................            18.7                    3.6
                                                            --------               --------
                                                                 0.2                    2.1
                                                            --------               --------
Net income..........................................             1.8                    6.2

Dividends on Series B preferred stock...............            (0.8)                    --
                                                            --------               --------

Net income applicable to common shareholders........        $    1.0               $    6.2
                                                            ========               ========

Net income per common share:
  Basic.............................................        $   0.02               $   0.14
                                                            ========               ========
  Diluted...........................................        $   0.02               $   0.14
                                                            ========               ========

Weighted average number of shares outstanding:
  Basic.............................................            45.6                   45.5
  Diluted...........................................            46.2                   45.6

See accompanying notes to consolidated financial statements.

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                              2003                  2002
                                                            --------              --------
                                                                     (UNAUDITED)
                                                        (IN MILLIONS EXCEPT PER SHARE AMOUNTS)
Revenues............................................        $1,018.3              $1,137.9
Operating costs:
  Cost of revenues..................................           892.1               1,004.9
  Selling, engineering and administrative
    expenses........................................           117.1                 120.3
                                                            --------              --------
                                                             1,009.2               1,125.2
                                                            --------              --------
Operating profit....................................             9.1                  12.7

Other (income) expense:
  Interest income...................................            (0.4)                 (0.9)
  Interest expense..................................            26.3                  26.4
  Other, net........................................            (3.6)                 (2.0)
                                                            --------              --------
                                                                22.3                  23.5
                                                            --------              --------
Loss before income taxes............................           (13.2)                (10.8)
Provision (benefit) for income taxes:
  Current...........................................           (30.6)                (42.8)
  Deferred..........................................            26.6                  40.1
                                                            --------              --------
                                                                (4.0)                 (2.7)
                                                            --------              --------
Net loss............................................            (9.2)                 (8.1)

Dividends on Series B preferred stock...............            (0.8)                   --
                                                            --------              --------

Net loss applicable to common shareholders..........        $  (10.0)             $   (8.1)
                                                            ========              ========

Net loss per common share:
  Basic.............................................        $  (0.22)             $  (0.18)
                                                            ========              ========
  Diluted...........................................        $  (0.22)             $  (0.18)
                                                            ========              ========

Weighted average number of shares outstanding:
  Basic.............................................            45.6                  44.5
  Diluted...........................................            45.6                  44.5

See accompanying notes to consolidated financial statements.

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                           SEPTEMBER 30,       DECEMBER 31,
                                                               2003               2002
                                                           -------------       ------------
                                                             (UNAUDITED)
                                                                   (IN MILLIONS)
ASSETS
Cash and cash equivalents...........................        $     13.6          $    19.1

Receivables, net of allowance.......................             211.3              168.2

Income tax receivable...............................              26.3               50.0

Inventories:
    Raw materials and supplies......................             132.7              115.9
    Work in process.................................              54.5               42.3
    Finished goods..................................              38.4               55.1
                                                            ----------          ---------
                                                                 225.6              213.3

Property, plant and equipment, at cost..............           1,756.7            1,551.8
Less accumulated depreciation.......................            (685.3)            (604.4)
                                                            ----------          ---------
                                                               1,071.4              947.4

Goodwill............................................             412.9              411.3

Other assets........................................             123.9              133.6
                                                            ----------          ---------
                                                            $  2,085.0          $ 1,942.9
                                                            ==========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities............        $    414.6          $   396.0

Debt................................................             537.7              488.9

Other liabilities...................................              82.6               56.4
                                                            ----------          ---------
                                                               1,034.9              941.3

Series B redeemable convertible preferred
 stock, no par value, $0.1 liquidation value........              57.7                 --

Stockholders' equity:

  Preferred stock - 1.5 shares authorized and
    unissued........................................                --                 --

  Common stock -- shares issued and outstanding at
    September 30, 2003 - 50.9; at December 31, 2002
    - 50.9..........................................              50.9               50.9

  Capital in excess of par value....................             436.4              442.1

  Retained earnings.................................             654.2              672.6

  Accumulated other comprehensive loss..............             (33.7)             (34.9)

 Treasury stock (4.6 shares at September 30, 2003
   and 5.0 shares at December 31, 2002).............            (115.4)            (129.1)
                                                            ----------          ---------
                                                                 992.4            1,001.6
                                                            ----------          ---------
                                                            $  2,085.0          $ 1,942.9
                                                            ==========          =========

See accompanying notes to consolidated financial statements.

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS CASH FLOWS

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                        2003        2002
                                                                                      --------    ---------
                                                                                           (UNAUDITED)
                                                                                          (IN MILLIONS)
Operating activities:
  Net loss....................................................................        $   (9.2)   $    (8.1)
  Adjustments to reconcile net loss to net cash provided
      by operating activities:
      Depreciation and amortization...........................................            64.7         67.8
      Deferred income taxes...................................................            26.6         40.1
      Gain on sale of property, plant, equipment and
          other assets........................................................            (6.0)        (4.7)
       Other..................................................................             5.2          2.9
       Changes in assets and liabilities:
              (Increase) decrease in receivables..............................           (43.1)         2.1
              Decrease in tax receivable......................................            23.7          1.7
              (Increase) decrease in inventories..............................           (12.3)        31.5
              Decrease (increase) in other assets.............................             9.4        (33.5)
              Increase (decrease) in accounts payable and accrued liabilities.            21.2        (47.7)
              (Decrease) increase in other liabilities........................           (12.1)         6.0
                                                                                      --------    ---------
               Total adjustments..............................................            77.3         66.2
                                                                                      --------    ---------
  Net cash provided by operating activities...................................            68.1         58.1
                                                                                      --------    ---------

Investing activities:
  Proceeds from sale of property, plant, equipment and other assets...........            33.6         13.9
  Capital expenditures - lease subsidiary.....................................          (188.5)       (97.7)
  Capital expenditures - other................................................           (16.7)       (25.5)
  Payment for purchase of acquisitions, net of cash acquired..................              --         (1.4)
                                                                                      --------    ---------
  Net cash required by investing activities...................................          (171.6)      (110.7)
                                                                                      --------    ---------

Financing activities:
  Issuance of common stock....................................................              --         31.2
  Issuance of redeemable preferred stock.......................................           57.6           --
  Payments to retire debt.....................................................          (145.6)      (370.2)
  Proceeds from issuance of debt..............................................           194.4        397.9
  Dividends paid..............................................................            (8.4)       (13.6)
                                                                                      --------    ---------
  Net cash provided by financing activities...................................            98.0         45.3
                                                                                      --------    ---------
Net increase (decrease) in cash and cash equivalents..........................            (5.5)        (7.3)
Cash and cash equivalents at beginning of period..............................            19.1         22.2
                                                                                      --------    ---------
Cash and cash equivalents at end of period....................................        $   13.6    $    14.9
                                                                                      ========    =========

         Interest paid for the nine months ended September 30, 2003 and 2002 was $26.3 and $21.8, respectively. Taxes received, net of payments made, for the nine months ended September 30, 2003 and 2002 were $43.5 and $6.8, respectively.

See accompanying notes to consolidated financial statements.

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   COMMON       COMMON    CAPITAL               ACCUMULATED
                                   SHARES        STOCK   IN EXCESS                 OTHER                     TREASURY     TOTAL
                                (100,000,000  $1.00 PAR   OF PAR    RETAINED   COMPREHENSIVE   TREASURY      STOCK AT  STOCKHOLDERS'
                                 AUTHORIZED)    VALUE      VALUE    EARNINGS       LOSS         SHARES         COST       EQUITY
                                 ----------     -----     ------    --------       ----         ------         ----       ------
                                                      (IN MILLIONS EXCEPT SHARE AND PER SHARE DATA)
Balance at December 31,
  2002........................   50,940,351     $ 50.9    $442.1    $ 672.6      $  (34.9)    (5,040,709)    $(129.1)   $ 1,001.6
  Net loss....................           --         --        --       (9.2)           --             --          --         (9.2)
  Currency translation
    adjustments...............           --         --        --         --           1.1             --          --          1.1
  Unrealized gain on
    derivative financial
    instruments...............           --         --        --         --            .1             --          --          0.1
                                                                                                                        ---------
  Comprehensive net loss......                                                                                               (8.0)

  Cash dividends ($0.18
    per common share).........           --         --        --       (8.4)           --             --          --         (8.4)
   Dividend on Series B
      preferred stock.........           --         --        --       (0.8)           --             --          --         (0.8)
  Other.......................           --         --      (5.7)        --            --        447,160        13.7          8.0
                                 ----------     ------    ------    -------      --------     ----------     -------    ---------
Balance at September 30, 2003.   50,940,351     $ 50.9    $436.4    $ 654.2      $  (33.7)    (4,593,549)    $(115.4)   $   992.4
                                 ==========     ======    =======   =======      ========     ==========     =======    =========

See accompanying notes to consolidated financial statements.

TRINITY INDUSTRIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(IN MILLIONS EXCEPT PER SHARE DATA)

NOTE 1. BASIS OF PRESENTATION

         The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. ("Trinity" or the "Company"). In the opinion of management, all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2003 and the results of operations for the three-month and nine-month periods ended September 30, 2003 and 2002, and cash-flows for the nine month periods ended September 30, 2003 and 2002, in conformity with generally accepted accounting principles, have been made. Because of seasonal and other factors, the results of operations for the three-month and nine-month periods ended September 30, 2003 may not be indicative of expected results of operations for the year ending December 31, 2003. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2002.

NOTE 2. UNUSUAL CHARGES

         Restructuring reserve activity for the nine months ended September 30, 2003 was:

                                                 RESERVES                                 RESERVES
                                               DECEMBER 31,                RECLASSIFI-  SEPTEMBER 30,
                                                   2002        PAYMENTS     CATIONS         2003
                                               ------------    --------    -----------  -------------
Property, plant & equipment
  -- shut down costs .....................       $   4.6        $  0.3      $  (4.3)       $   --
Environmental liabilities.................          10.6           0.5        (10.1)           --
Severance costs...........................           0.6           0.4         (0.2)           --
Adverse jury verdict......................          14.8           0.1        (14.7)           --
Other.....................................           0.4            --         (0.4)           --
                                                 -------        ------      -------        ------
                                                 $  31.0        $  1.3      $ (29.7)       $   --
                                                 =======        ======      =======        ======

The lawsuit representing the adverse jury verdict was resolved during the three-month period ended June 30, 2003. This amount was paid in July 2003 and the balance of the restructuring reserve was reclassified to the Company's litigation reserves. The restructuring reserves related to environmental liabilities were reclassified to the Company's environmental reserves. Amounts for shut down costs, severance costs, and other have been reclassified to other accrued liabilities. None of the reclassifications impacted operating profit.

NOTE 3. SEGMENT INFORMATION

         The Company reports operating results in the following business segments: (1) the Trinity Rail Group, which manufactures and sells railcars and component parts and provides railcar repair services; (2) the Constructions Products Group, which manufactures and sells highway guardrail and safety products, concrete and aggregate, girders and beams used in the construction of highway and railway bridges, and weld fittings used in pressure piping systems;
(3) the Inland Barge Group, which manufactures and sells barges and related products for inland waterway services; (4) the Industrial Products Group, which manufactures and sells container heads and pressure and non-pressure containers for the storage and transportation of liquefied gases and other liquid and dry products; and (5) the Trinity Railcar Leasing and Management Services Group, which provides services such as fleet management and leasing. Finally, All Other includes the Company's captive insurance and transportation companies, structural towers, and other peripheral businesses.

         Sales and related profits from Trinity Rail Group to Trinity Railcar Leasing and Management Services Group are recorded in Trinity Rail Group and eliminated in consolidation. Sales of railcars from the lease fleet are included in the Trinity Railcar Leasing and Management Services Group segment. Sales among groups are recorded at prices comparable to those charged to external customers.

THREE MONTHS ENDED SEPTEMBER 30, 2003

                                                               REVENUES                     OPERATING
                                               ---------------------------------------       PROFIT
                                                OUTSIDE      INTERSEGMENT      TOTAL         (LOSS)
                                               ---------     ------------    ---------      --------
Trinity Rail Group.........................    $   126.4       $   63.8      $   190.2      $    2.9
Construction Products Group................        133.3            0.4          133.7          11.4
Inland Barge Group.........................         42.5             --           42.5           0.3
Industrial Products Group..................         30.1            1.4           31.5           2.7
Trinity Railcar Leasing and
  Management Services Group................         29.9             --           29.9           9.3
All Other..................................          1.2            6.7            7.9          (2.0)
Eliminations & Corporate
  Items....................................           --          (72.3)         (72.3)        (14.5)
                                               ---------       --------      ---------      --------
Consolidated Total.........................    $   363.4       $     --      $   363.4      $   10.1
                                               =========       ========      =========      ========

THREE MONTHS ENDED SEPTEMBER 30, 2002

                                                               REVENUES                   OPERATING
                                               ---------------------------------------     PROFIT
                                                OUTSIDE      INTERSEGMENT       TOTAL      (LOSS)
                                               ---------     ------------    ---------    ---------
Trinity Rail Group.........................     $  123.2       $   34.7       $  157.9    $   (6.1)
Construction Products Group................        141.4            0.1          141.5        17.2
Inland Barge Group.........................         47.7             --           47.7         1.3
Industrial Products Group..................         40.0            1.0           41.0         3.0
Trinity Railcar Leasing and Management
  Services Group...........................         28.1             --           28.1         7.2
All Other..................................          7.2            7.3           14.5        (1.1)
Eliminations & Corporate Items.............           --          (43.1)         (43.1)       (7.8)
                                                --------       --------       --------    --------
Consolidated Total.........................     $  387.6       $     --       $  387.6    $   13.7
                                                ========       ========       ========    ========

NINE MONTHS ENDED SEPTEMBER 30, 2003

                                                              REVENUES                     OPERATING
                                               ---------------------------------------       PROFIT
                                                OUTSIDE      INTERSEGMENT      TOTAL         (LOSS)
                                               ---------     ------------    ---------     ---------
Trinity Rail Group.........................    $   317.2       $  176.8      $   494.0      $  (13.5)
Construction Products Group................        368.9            0.6          369.5          29.8
Inland Barge Group.........................        129.8             --          129.8           0.5
Industrial Products Group..................         85.5            3.0           88.5           4.3
Trinity Railcar Leasing and
  Management Services Group................        112.7             --          112.7          30.5
All Other..................................          4.2           18.7           22.9          (5.0)
Eliminations & Corporate
  Items....................................           --         (199.1)        (199.1)        (37.5)
                                               ---------       --------      ---------      --------
Consolidated Total.........................    $ 1,018.3       $     --      $ 1,018.3      $    9.1
                                               =========       ========      =========      ========

NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                               REVENUES                   OPERATING
                                                --------------------------------------     PROFIT
                                                 OUTSIDE     INTERSEGMENT       TOTAL      (LOSS)
                                                --------     ------------    ---------    ---------
Trinity Rail Group.........................     $  374.9       $   93.5      $   468.4    $  (31.1)
Construction Products Group................        400.0            0.8          400.8        41.9
Inland Barge Group.........................        166.8             --          166.8         4.3
Industrial Products Group..................        103.1            2.1          105.2         2.3
Trinity Railcar Leasing and Management
  Services Group...........................         81.7             --           81.7        21.4
All Other..................................         11.4           20.5           31.9        (4.9)
Eliminations & Corporate Items.............           --         (116.9)        (116.9)      (21.2)
                                                --------       --------      ---------    --------
Consolidated Total.........................     $1,137.9       $     --      $ 1,137.9    $   12.7
                                                ========       ========      =========    ========

NOTE 4. STOCK BASED COMPENSATION

         The Company has elected to apply the accounting provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB No. 25) and its interpretations and, accordingly, no compensation expense has been recorded for the stock options. The effect of computing compensation expense in accordance with Statement of Accounting Standards No. 123, "Accounting for Stock Based Compensation," and the weighted average fair value of options granted during the three and nine months ended September 30, 2003 and 2002 using the Black-Scholes option pricing method are shown in the accompanying table.

                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                            SEPTEMBER 30,       SEPTEMBER 30,
                                            -------------       -------------
                                          2003      2002      2003       2002
                                          ----      ----      ----       ----
Pro forma

Net income (loss) applicable to common
shareholders, as reported..............  $   1.0   $   6.2   $  (10.0)  $   (8.1)

Deduct:  Total stock based employee
   compensation expense determined
   under fair value based method for
   all awards, net of related income
   tax effects.........................     (0.9)     (1.3)      (2.9)      (3.6)
                                         -------   -------   --------   --------


Pro forma net income (loss) applicable
to common shareholders ................  $   0.1   $   4.9   $  (12.9)  $  (11.7)
                                         =======   =======   ========   ========

Pro forma diluted share ...............  $  0.00   $  0.11   $  (0.28)  $  (0.26)
                                         =======   =======   ========   ========

Net income (loss) applicable to common
shareholders per diluted share - as
reported...............................  $  0.02   $  0.14   $  (0.22)  $  (0.18)
                                         =======   =======   ========   ========

NOTE 5. PROPERTY, PLANT AND EQUIPMENT


                                                    SEPTEMBER 30,    DECEMBER 31,
                                                        2003            2002
                                                        ----            ----
Manufacturing/Corporate:
  Property, plant and equipment.......               $    944.7      $    901.8
  Accumulated depreciation............                   (560.7)         (493.6)
                                                     ----------      ----------
                                                          384.0           408.2
                                                     ----------      ----------
Leasing:
  Equipment on lease..................                    812.0           650.0
  Accumulated depreciation............                   (124.6)         (110.8)
                                                     ----------      ----------
                                                          687.4           539.2
                                                     ----------      ----------

                                                     $  1,071.4      $    947.4
                                                     ==========      ==========

NOTE 6. WARRANTIES

         The Company provides for the estimated cost of product warranties at the time revenue is recognized and assesses the adequacy of the resulting reserves on a quarterly basis. The change in the accruals for warranties for the three months and the nine months ended September 30, 2003 and 2002 was as follows:

                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                     SEPTEMBER 30,           SEPTEMBER 30,
                                     -------------           -------------
                                   2003         2002        2003        2002
                                   ----         ----        ----        ----
Beginning balance.............   $   21.5     $   15.8    $   20.8    $   18.1

Additions.....................        2.6          8.2         9.6        16.6
Reductions....................       (3.4)        (3.6)       (9.7)      (14.3)
                                 --------     --------    --------    --------
Ending balance................   $   20.7     $   20.4    $   20.7    $   20.4
                                 ========     ========    ========    ========

NOTE 7. DEBT

                                            SEPTEMBER 30,        DECEMBER 31,
                                                2003                 2002
                                                ----                 ----
Corporate/Manufacturing:
  Revolving commitment...................     $   20.0            $   48.0
  Term commitment........................        123.1               149.3
  Other..................................          5.2                 6.4
                                              --------            --------
                                                 148.3               203.7
                                              --------            --------
Leasing:
  Equipment trust certificates...........        170.0               171.4
  Warehouse facility.....................        219.4               113.8
                                              --------            --------
                                                 389.4               285.2
                                              --------            --------

                                              $  537.7            $  488.9
                                              ========            ========

         In June 2002, the Company completed a secured credit agreement for $425 million. The agreement includes a $275 million 3-year revolving commitment and a $150 million 5-year term commitment. The agreement calls for quarterly payments of principal on the term debt in the amount of $375 thousand beginning September 30, 2002 through June 30, 2006 and quarterly payments of $36.0 million beginning on September 30, 2006 through the maturity date. Amounts borrowed under the revolving commitment bear interest at LIBOR plus 2.25% or Prime rate plus 0.25% (4.25% at September 30, 2003). Amounts borrowed under the term commitment bear interest at LIBOR plus 3.25% (4.45% at September 30, 2003). The Company's accounts receivable and inventory and a portion of its property, plant and equipment secure the agreement. During September 2003, the Company modified the terms of the debt covenants under the agreement to separate the Company's leasing and manufacturing operations for debt compliance purposes and paid off $25.0 million of the 5-year term commitment. The agreement limits the amount of capital expenditures related to the Company's leasing business, requires maintenance of ratios related to interest coverage for both the leasing and manufacturing operations, leverage, asset coverage and minimum net worth, and restricts the amount of dividend payments. At September 30, 2003,

$143.1 million was borrowed under this agreement. At September 30, 2003, the most restrictive of the debt covenants based on trailing twelve month calculations as defined by the debt agreements allows for approximately $65.4 million additional principal and approximately $6.8 million and $9.0 million additional annual interest expense for leasing and manufacturing operations, respectively.

         In June 2002 Trinity Industries Leasing Company ("TILC") through a newly formed, wholly owned and consolidated business trust entered into a $200 million non-recourse warehouse facility to finance or refinance railcars acquired or owned by TILC. Specific railcars and the underlying leases secure the facility. Advances under the facility may not exceed 75% of the fair market value of the eligible railcars securing the facility as defined by the agreement. Advances under the facility bear interest at LIBOR plus 1.375% (2.495% at September 30, 2003). In August 2003, TILC expanded this facility to $300 million and extended the term through August 2004. At September 30, 2003, $80.6 million was available under this facility. The Company is currently in discussions with long-term lenders to provide permanent financing for the amount currently outstanding under the facility, which is expected to be completed during the fourth quarter of 2003.

         Terms and conditions of other debt are described in the Annual Report.

         The remaining principal payments under the debt agreements as of September 30, 2003 are as follows: the remaining three months of 2003 - $2.5; 2004 - $6.7; 2005 - $203.8; 2006 - $154.2; 2007 - $90.6; and $79.9 thereafter.

NOTE 8. SALE/LEASEBACK FINANCING

         During the nine months ended December 31, 2001, the Company completed a lease arrangement for $199.0 million in railcars. Trinity sold the railcars to an independent trust. The trust financed the purchase of the railcars with $151.3 million in debt and $47.7 million in equity provided by large independent financial institutions. The equity investor in the trust has the risk of ownership of the assets in the trust except for the collateral pledged to support the operating lease. Trinity has made no guarantees with respect to amounts at risk. An independent trustee for the trust has the authority for the appointment of the railcar fleet manager.

         Trinity, through a newly formed, wholly owned qualified subsidiary, leased railcars from the trust and subleased the railcars to independent third party customers. This subsidiary had a net worth as of September 30, 2003 of $
47.3 including cash of $22.8 million, of which $6.5 million was collateral for the equity investor, and company-owned railcars of $23.1 million. The cash (other than the $6.5 million) and railcars are pledged to secure the lease obligation to the trust and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiary's lease obligation.

         Under the terms of the operating lease agreement, Trinity has the option to purchase the railcars from the trust in 2017 at a predetermined, fixed price. Trinity also has an option to purchase the railcars at the end of the lease agreement in 2023 at the then fair market value of the railcars as determined by a third party, independent appraisal. At the expiration of the operating lease agreement, Trinity has no further obligation thereunder.

         Trinity, under the terms of a servicing and remarketing agreement, will endeavor, consistent with customary commercial practice as would be used by a prudent person, to maintain railcars under lease for the benefit of the trust. Trinity also receives management fees under the terms of the agreement. Certain ratios must be maintained by the subsidiary in order for excess cash flow, as defined, from the lease to third parties, to be available to Trinity.

         The sale of the railcars by Trinity to the trust was accounted for as a sale/leaseback transaction. No revenue or profit was recorded at the time of the transaction and all profit was deferred and is being amortized over the term of the operating lease. Neither the assets, the liabilities, nor equity of the trust are reflected on the balance sheet of Trinity.

NOTE 9. DEPOSIT AGREEMENT

         The Company has a deposit agreement with Altos Hornos de Mexico, SA de C.V. ("AHMSA") that provides for funds to be deposited with AHMSA that are then used along with other funds from the Company to purchase steel from AHMSA. As of September 30, 2003, total funds on deposit including interest due amounted to approximately $25.0 million. Since May 1999 AHMSA has been operating under a judicial declaration of suspension of payments, which under applicable Mexican law, allows companies in Mexico to (1) seek a debt restructuring agreement with their creditors in an orderly fashion; (2) continue their operations; and (3) avoid declaration of bankruptcy and liquidation of assets. The Company's understanding of Mexican law is that all funds on deposit are required to be returned to the Company regardless of whether the supplier is able to operate under the declaration of suspension of payments. Trinity reduced $3.5 of this deposit through inventory purchases in the quarter ended September 30, 2003. The timing of future reductions of the deposit balance will depend on the rate of future steel purchases.

NOTE 10. SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

         In June 2003 the Company issued 600 shares of Series B Redeemable Convertible Preferred Stock (Series B preferred stock). Each share of Series B preferred stock has an initial liquidation value of $100,000 per share. The liquidation value, plus accrued but unpaid dividends, is payable on June 25, 2008, the mandatory redemption date, at the option of the Company in cash or in shares of common stock valued at 90% of the then current market price of the Company's common stock. Each share of Series B preferred stock may be converted at any time at the option of the holder into shares of the Company's common stock, based on the initial conversion price of $22.46 per share, which is equivalent to 4,452 shares of common stock for each $100,000 initial liquidation preference. Holders of the Series B preferred stock are entitled to receive dividends payable semi-annually, on July 1 and January 1 of each year, beginning January 1, 2004 at an annual rate of 4.5% of the liquidation preference. The Company may, at its option, pay dividends either in cash or in shares of the Company's common stock at the then current market price. The holders of shares of Series B preferred stock are entitled to vote with the holders of the common stock on an as-if converted basis on all matters brought before the stockholders. The Series B preferred stock has been classified outside the Stockholders' Equity section because there is not absolute assurance that the number of authorized and unissued common shares would be adequate to redeem the Series B preferred stock. At September 30, 2003, the number of shares authorized and unissued would be adequate to redeem the Series B preferred stock as long as the market value of the Company's common stock was at least $1.37 per share.

NOTE 11. OTHER, NET

         Other (income) expense consists of the following items:

                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                        SEPTEMBER 30,         SEPTEMBER 30,
                                      ------------------    -----------------
                                       2003        2002      2003       2002
                                      ------      ------    ------     ------
Gain on sale of property, plant
   and equipment ..............       $ (1.6)     $ (4.3)   $ (6.0)    $ (4.7)
Foreign exchange
  transactions ................          0.8         0.4       0.8        1.4

Loss on equity investments ....          0.6         0.5       1.6        1.5
Other .........................           --          --        --       (0.2)
                                      ------      ------    ------     ------
  Other, net ..................       $ (0.2)     $ (3.4)   $ (3.6)    $ (2.0)
                                      ======      ======    ======     ======



NOTE 12. CONTINGENCIES

         The Company and its wholly owned subsidiary, Trinity Marine Products, Inc. ("TMP"), and certain material suppliers and others, have been named as co-defendants in six separate lawsuits filed by multiple plaintiffs on various dates. In October 2003 one of these six cases was dismissed as a result of a settlement between the Company and TMP and ACF Barge Acceptance I, LLC ("ACF"). The settlement involved the purchase of eleven barges which are leased to a barge operator under long-term lease agreements. The Company's Leasing Subsidiary purchased the barges for $19.1 million and succeeded ACF as lessor. The estimated fair value of the operating leases and residual value of the barges approximated the purchase price. In one of the remaining five cases the plaintiff has petitioned the court for certification of a class, which, if certified by the court, could potentially increase the total number of barges involved in the five cases. Absent certification of a class in that case, the remaining five separate suits involve 37 tank barges sold at an average prices of approximately $1.4 million, and 140 hopper barges sold at an average price of approximately $280,000. Each of the five remaining cases set forth allegations pertaining to damages arising from alleged defects in coating materials supplied by a co-defendant and coatings application workmanship by TMP. The plaintiffs seek both compensatory and punitive damages and/or recision of the barge purchase contracts. Independent experts investigating the claims on behalf of the Company and TMP have expressed the opinion that technical arguments presented by the plaintiffs in this litigation are without merit. As of September 30, 2003, two of the plaintiffs owe TMP approximately $11.4 million, of which $7.9 million is past due, related to contracts for barges not involved in the litigation. TMP has filed suit for collection of the past due amount.

         A subsidiary of the Company, Transit Mix Concrete and Materials Company, Inc. ("Transit Mix"), was named as a defendant in a case involving the death of an employee of an independent contractor who died following an accident that occurred while the decedent was working at a Company owned facility. Following a jury verdict in the favor of the plaintiff, the presiding judge entered a final judgment in the amount of $33.9 million (inclusive of fees, costs, and judgment interest). This case has been appealed by Transit Mix and its insurers. Management believes liability in this case, if any, exceeding $3.0 million, will be covered by insurance.

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

         The Company is subject to federal, state, local, and foreign laws and regulations relating to the environment and to the workplace. The Company believes that it is currently in substantial compliance with such laws and regulations.

         The Company is involved in various proceedings relating to environmental matters. The Company has provided reserves amounting to $19.3 million to cover probable and estimable liabilities of the Company with respect to such investigations and cleanup activities, taking into account currently available information and the Company's contractual rights of indemnification. However, estimates of future response costs are necessarily imprecise. Accordingly, there can be no assurance that the Company will not become involved in future litigation or other proceedings or, if the Company were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to the Company.

NOTE 13. NET INCOME (LOSS) PER SHARE

         Diluted net income per common share is based on the weighted average shares outstanding plus the dilutive impact of stock options and Series B preferred stock. Basic net income per common share is based on the weighted average number of common shares outstanding for the period. The numerator for basic net income (loss) per common share is net income (loss) adjusted for dividends on the Series B preferred stock in 2003 and net income (loss) in 2002. The numerator for diluted net income (loss) per common share is net income
(loss), adjusted for dividends on the Series B preferred stock in 2003. The difference between the denominator in the basic calculation and the denominator in the diluted calculation for the three months ended September 30, 2003 and September 30, 2002 was attributable to the effect of employee stock options. Employee stock options were antidilutive for all other periods presented. The Series B preferred stock was antidilutive for all periods presented and therefore not considered in the diluted net income (loss) per common share calculation.

NOTE 14. RECENT ACCOUNTING PRONOUNCEMENTS

         During January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" (FIN 46). The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and apply to existing variable interest entities in the first fiscal year or interim periods beginning after June 15, 2003. In October 2003, the FASB agreed to a broad-based deferral of the effective date for public companies until the end of the periods ending after December 15, 2003. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is not the primary beneficiary for any variable interest entities.

         In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS
150). SFAS 150 establishes standards for how a company classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first period beginning after June 15, 2003. The provisions of this statement did not have an impact on the Company's statement of financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes thereto appearing elsewhere in this document.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2002 -- RESULTS OF OPERATIONS

         Revenues were $363.4 million for the three months ended September 30, 2003 compared to $387.6 million for the three months ended September 30, 2002. The decrease in revenues was primarily due to lower demand for Highway Safety and Fittings products, reduced production in the Structural Bridge Group, and reduced Hopper Barge volume, offset by increased railcar sales to third parties and leasing revenues due to the growth of the lease fleet.

         The following table reconciles the revenue amounts discussed under each segment with the consolidated total revenues shown in the Selected Financial Data (in millions).

                                     THREE MONTHS ENDED SEPTEMBER 30, 2003    THREE MONTHS ENDED SEPTEMBER 30, 2002
                                     -------------------------------------    -------------------------------------
                                                    REVENUES                                  REVENUES
                                     -------------------------------------    -------------------------------------
                                     OUTSIDE     INTERSEGMENT       TOTAL     OUTSIDE      INTERSEGMENT      TOTAL
                                     -------     ------------      -------    --------     ------------     -------
Trinity Rail Group ..............    $ 126.4       $  63.8         $ 190.2    $ 123.2        $  34.7        $ 157.9
Construction Products Group .....      133.3           0.4           133.7      141.4            0.1          141.5
Inland Barge Group ..............       42.5            --            42.5       47.7             --           47.7
Industrial Products Group .......       30.1           1.4            31.5       40.0            1.0           41.0
Trinity Railcar Leasing and
  Management Services Group .....       29.9            --            29.9       28.1             --           28.1
All Other .......................        1.2           6.7             7.9        7.2            7.3           14.5
Eliminations & Corporate Items...         --         (72.3)          (72.3)        --          (43.1)         (43.1)
                                     -------       -------         -------    -------        -------        -------
Consolidated Total ..............    $ 363.4       $    --         $ 363.4    $ 387.6        $    --        $ 387.6
                                     =======       =======         =======    =======        =======        =======


         Operating profit decreased $3.6 million to $10.1 million for the three months ended September 30, 2003 compared to $13.7 million for the same period in 2002. The decline in operating profit was due to reduced volumes and competitive pricing pressures offset by improved efficiencies from an increase in railcar sales and lease operations. During the year ended December 31, 2002, the Company signed a managed services contract to implement a new financial system and to outsource certain accounting and processing activities. While expected to produce overall savings in future years, this project is expected to result in incremental selling, engineering, and administrative costs in 2003 of approximately $9.6 million or $0.15 cents per share. During the quarter ended September 30, 2003 these incremental costs were approximately $2.8 million or $0.04 per share.

         Interest expense decreased $0.7 million to $8.4 million for the three months ended September 30, 2003 compared to $9.1 million for the same period in 2002, a decrease of 7.7%. The decrease was primarily attributable to replacing higher cost term commitment debt with lower cost warehouse debt offset by higher average debt levels.

         Other, net was $0.2 million of income for the three months ended September 30, 2003 compared to income of $3.4 million for the comparable period in 2002. The decrease was primarily due to a smaller amount of gains on sale of property, plant, and equipment and an increase in foreign currency losses in 2003.

         The current year effective tax rate of 30.2% was less than the statutory rate of 35% due to the absence of tax benefits on certain foreign losses.

         Net income for the three months ended September 30, 2003 was $1.8 million compared to net income of $6.2 million for the same period in 2002. Net income applicable to common shares for the three months ended September 30, 2003 was $1.0 million or $0.02 per diluted share compared to $6.2 million or $0.14 per diluted share, for the same period in 2002. The difference between net income and net income applicable to common shares for the three months ended September 30, 2003 is the $0.8 million in accrued dividends and accreted offering costs on the Series B preferred stock.

TRINITY RAIL GROUP

                                                             THREE MONTHS
                                                                ENDED
                                                            SEPTEMBER 30,
                                                         -------------------
                                                           2003       2002
                                                         --------   --------
                                                            (IN MILLIONS)
Revenues............................................     $ 190.2    $ 157.9
Operating profit (loss).............................     $   2.9    $  (6.1)
Operating profit (loss) margin......................         1.5%      (3.9)%

         Revenues for the North American operations were $156.6 million for the three months ended September 30, 2003, a 40.7% increase over the same period last year. Railcars shipped in North America increased 88.7% to approximately 2,200 cars during the three months ended September 30, 2003 compared to the same period in 2002. The increase in revenues was due to an increase in cars sold as well as an increase in the components business, offset by a change in product mix for the railcars.

         Revenues for the European operations were $33.6 million for the three months ended September 30, 2003, a 27.9% decrease from the same period last year. Railcars shipped in Europe decreased 8.5% to approximately 510 cars during the three months ended September 30, 2003 compared to the same period in 2002. The decrease in revenues is primarily related to the closure of plants during 2002.

         The operating profit for the Trinity Rail Group increased $9.0 million to $2.9 million for the three months ended September 30, 2003 compared the same period last year. The operating margin improved primarily due to improved efficiencies from increased volumes in North America.

         In the three months ended September 30, 2003 railcar sales to Trinity Industries Leasing Company included in the Rail Group results were $63.6 million compared to $31.0 million in the comparable period in 2002 with profit of $4.9 million compared to $2.5 million for the same period in 2002. Sales to Trinity Industries Leasing Company and related profits are eliminated in consolidation.

CONSTRUCTION PRODUCTS GROUP

                                                            THREE MONTHS
                                                                ENDED
                                                            SEPTEMBER 30,
                                                         ------------------
                                                           2003       2002
                                                         -------    -------
                                                            (IN MILLIONS)
Revenues.............................................    $ 133.7    $ 141.5
Operating profit.....................................    $  11.4    $  17.2
Operating profit margin..............................        8.5%      12.2%

         Revenues declined 5.5% for the three months ended September 30, 2003 compared to the same period in 2002. The decrease in revenues was primarily attributable to a lower demand in Highway Safety and Fittings products along with reduced production in the Structural Bridge group, partially offset by improvements in the Concrete and Aggregates group due to strong demand and good weather. Operating profit margin decreased as a result of reduced volume and competitive pricing pressures.

INLAND BARGE GROUP

                                                            THREE MONTHS
                                                                ENDED
                                                            SEPTEMBER 30,
                                                         ------------------
                                                           2003       2002
                                                         -------    -------
                                                            (IN MILLIONS)
Revenues.............................................    $  42.5    $ 47.7
Operating profit.....................................    $   0.3    $  1.3
Operating profit margin..............................        0.7%      2.7%

         Revenues decreased 10.9% for the three months ended September 30, 2003 compared to the same period in 2002. This was primarily due to a decrease in hopper barge volume. Operating profit for the current quarter was $0.3 million, a decrease of $1.0 million compared to the prior year's quarter. This was primarily due to the reduction in hopper barge volume and increased barge litigation costs. Barge litigation costs were $1.1 and $0.7 million for the three months ended September 30, 2003 and 2002, respectively.

INDUSTRIAL PRODUCTS GROUP

                                                            THREE MONTHS
                                                                ENDED
                                                            SEPTEMBER 30,
                                                         ------------------
                                                           2003       2002
                                                         -------    -------
                                                            (IN MILLIONS)
Revenues.............................................    $ 31.5     $ 41.0
Operating profit.....................................    $  2.7     $  3.0
Operating profit margin..............................       8.6%       7.3%

         Revenues declined 23.2% for the three months ended September 30, 2003 compared to the same period in 2002. The decline in revenues was primarily due to a decline in LPG related sales in Mexico and the sale of a specialty heads product line in the United States during 2002. Additionally, operating profit was adversely impacted by a decline in LPG related sales in Mexico.


TRINITY RAILCAR LEASING AND MANAGEMENT SERVICES GROUP

                                                        THREE MONTHS
                                                            ENDED
                                                        SEPTEMBER 30,
                                                     ------------------
                                                       2003       2002
                                                     -------    -------
                                                        (IN MILLIONS)
Revenues.......................................      $  29.9    $ 28.1
Operating profit...............................      $   9.3    $  7.2
Operating profit margin........................         31.1%     25.6%
Fleet utilization .............................         96.8%     95.2%

         Revenues increased $1.8 million to $29.9 million in the current quarter. This increase was primarily due to an increase in rental revenues from additions to the lease fleet. Revenues from the sale of railcars from the lease fleet were $0.5 million in the three months ended September 30, 2003 and $0.4 million in the same period in 2002. Operating profit increased $2.1 million to $9.3 million in the current quarter. This increase is primarily due to an increase in the size of the rental fleet, improved utilization, as well as a decrease in lost revenues due to maintenance related downtime. Operating profit on the sale of railcars from the lease fleet, including recognition of deferred manufacturing profit, was $0.2 million for the three months ended September 30, 2003 and $0.1 million for the same period in 2002.

ALL OTHER

         Revenues in All Other decreased primarily due to a decline in the structural tower business. Operating loss was $2.0 million for the three months ended September 30, 2003 and $1.1 million in the same period in 2002. The increase in the operating loss is primarily due to costs associated with non-operating plants.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2002 - RESULTS OF OPERATIONS

         Revenues decreased $119.6 million to $1,018.3 million for the nine months ended September 30, 2003 compared to $1,137.9 million for the nine months ended September 30, 2002. The decrease in revenues was due to a reduction in demand for hopper barges, Highway Safety products and certain LPG markets in Mexico as well as a reduction in rail car sales to third parties, offset by an increase in railcar sales from the lease fleet and increased leasing revenues due to growth in the lease fleet.

         The following table reconciles the revenue amounts discussed under each segment with the consolidated total revenues shown in the Selected Financial Data (in millions).

                                     NINE MONTHS ENDED SEPTEMBER 30, 2003   NINE MONTHS ENDED SEPTEMBER 30, 2002
                                     ------------------------------------   ------------------------------------
                                                   REVENUES                               REVENUES
                                     ------------------------------------   ------------------------------------
                                      OUTSIDE    INTERSEGMENT     TOTAL     OUTSIDE     INTERSEGMENT     TOTAL
                                     ---------   ------------   ---------   ---------   ------------   ---------
Trinity Rail Group...............    $   317.2     $  176.8     $   494.0   $   374.9     $   93.5     $   468.4
Construction Products Group......        368.9          0.6         369.5       400.0          0.8         400.8
Inland Barge Group...............        129.8           --         129.8       166.8           --         166.8
Industrial Products Group........         85.5          3.0          88.5       103.1          2.1         105.2
Trinity Railcar Leasing and
Management Services Group........        112.7           --         112.7        81.7           --          81.7
All Other........................          4.2         18.7          22.9        11.4         20.5          31.9
Eliminations & Corporate Items...           --       (199.1)       (199.1)         --       (116.9)       (116.9)
                                     ---------     --------     ---------   ---------     --------     ---------
Consolidated Total...............    $ 1,018.3     $     --     $ 1,018.3   $ 1,137.9     $     --     $ 1,137.9
                                     =========     ========     =========   =========     ========     =========

         Operating profit was $9.1 million for the nine months ended September 30, 2003 and $12.7 million for the same period in 2002. For the nine months ended September 30, 2003 compared to the same period in 2002, operating profit was impacted by the decrease in revenues as described above for the period, competitive pricing pressures, the implementation of a new financial system, and the impact of under-absorbed overhead costs. During the year ended December 31, 2002, the Company signed a managed services contract to implement a new financial system and to outsource certain accounting and processing activities. During the nine month period ended September 30, 2003 these incremental costs were approximately $8.0 million or $0.12 per share.

         Interest expense decreased $0.1 million to $26.3 million for the nine months ended September 30, 2003 compared to $26.4 million for the same period in 2002. This decrease was due to higher average debt levels and higher interest rates during the nine-month period, offset by the charge of $1.3 million to write off debt issuance costs in the prior year.

         Other, net was income of $3.6 million for the nine months ended September 30, 2003 compared to income of $2.0 million for the comparable period in 2002. The income in 2003 was primarily due to a larger amount of gains on sale of property, plant, and equipment and smaller foreign currency losses in 2003.

         The current year effective tax rate of 30.2% was less than the statutory rate of 35% due to the absence of tax benefits on certain foreign losses.

         Net loss for the nine months ended September 30, 2003 was $9.2 million compared to a net loss of $8.1 million for the same period in 2002. Net loss applicable to common shares for the nine months ended September 30, 2003 was $10.0 million or $0.22 per diluted share compared to $8.1 million or $0.18 per diluted share, for the same period in 2002. The difference between net loss and net loss applicable to common shares for the nine months ended September 30, 2003 is the $0.8 million in accrued dividends and accreted offering costs on the Series B preferred stock.

TRINITY RAIL GROUP

                                                             NINE MONTHS
                                                                ENDED
                                                            SEPTEMBER 30,
                                                         ------------------
                                                          2003        2002
                                                         ------     -------
                                                            (IN MILLIONS)
Revenues............................................     $ 494.0    $ 468.4
Operating loss......................................     $ (13.5)   $ (31.1)
Operating loss margin...............................        (2.7)%     (6.6)%

         Revenues for the North American operations were $389.7 million for the nine months ended September 30, 2003, a 12.6% increase over the same period last year. Railcars shipped in North America increased 60.4% to approximately 5,400 cars during the nine months ended September 30, 2003 compared to the same period in 2002. The increase in revenues was due to an increase in cars sold as well as an increase in the components business, offset by a change in product mix and fewer high-revenue specialty cars in early 2003.

         Revenues for the European operations were $104.3 million for the nine months ended September 30, 2003, a 14.8% decrease from the same period last year. Railcars shipped in Europe remained constant at approximately 1,600 cars during the nine months ended September 30, 2003 and 2002. The decrease in revenues is primarily related to the closure of plants during 2002.

         The operating loss for the Trinity Rail Group decreased $17.6 million to a loss of $13.5 million for the nine months ended September 30, 2003 compared to the same period last year. The operating margins for all of Trinity Rail Group improved primarily due to improved efficiencies from increased volumes in North America.

         As of September 30, 2003, overall backlog increased 95% to approximately 13,500 cars from the same period last year. The North American backlog increased 139% to approximately 11,500 cars and European backlog decreased 5% to approximately 2,000 cars from the same period in 2002.

         In the nine months ended September 30, 2003 railcar sales to Trinity Industries Leasing Company included in the Rail Group results were $173.8 million compared to $88.4 million in the comparable period in 2002 with profit of $12.5 million compared to $4.8 million for the same period in 2002. Sales to Trinity Industries Leasing Company and related profits are eliminated in consolidation.

CONSTRUCTION PRODUCTS GROUP

                                                             NINE MONTHS
                                                                ENDED
                                                            SEPTEMBER 30,
                                                         ------------------
                                                          2003        2002
                                                         ------     -------
                                                            (IN MILLIONS)
Revenues.............................................    $ 369.5    $ 400.8
Operating profit.....................................    $  29.8    $  41.9
Operating profit margin..............................        8.1%      10.5%

         Revenues declined 7.8% for the nine months ended September 30, 2003 compared to the same period in 2002. The decrease in revenues was primarily attributable to exiting certain non-core product lines since the first quarter of 2002, lower demand in Highway Safety products, reduced production in the Structural Bridge group, and reduced volume and competitive pricing pressures in the fittings business, partially offset by an increase in production in the Concrete and Aggregate group due to good weather and strong demand. Operating profit margin decreased as a result of reduced volume and competitive pricing pressures.

INLAND BARGE GROUP

                                                             NINE MONTHS
                                                                ENDED
                                                            SEPTEMBER 30,
                                                         ------------------
                                                          2003        2002
                                                         ------     -------
                                                            (IN MILLIONS)
Revenues..............................................   $ 129.8    $ 166.8
Operating profit......................................   $   0.5    $   4.3
Operating profit margin...............................       0.4%       2.6%

         Revenues decreased 22.2% for the nine months ended September 30, 2003 compared to the same period in 2002. This was primarily due to a decrease in hopper barge volume as a result of the downturn in the hopper barge market. Operating profit decreased $3.8 million to $0.5 million for the current nine-month period. This change was primarily due to the decline in the hopper barge volumes and increased barge litigation costs. Barge litigation costs were $2.5 and $1.9 million for the nine months ended September 30, 2003 and 2002, respectively.


INDUSTRIAL PRODUCTS GROUP

                                                             NINE MONTHS
                                                                ENDED
                                                            SEPTEMBER 30,
                                                         ------------------
                                                          2003        2002
                                                         ------     -------
                                                            (IN MILLIONS)
Revenues.............................................    $ 88.5     $ 105.2
Operating profit.....................................    $  4.3     $   2.3
Operating profit margin..............................       4.9%        2.2%

         Revenues declined 15.9% for the nine months ended September 30, 2003 compared to the same period in 2002. The decline in revenues was primarily due to the sale of a specialty heads product line in the United States during 2002 and a decline in LPG related sales. Overall, the increase in operating profit was primarily due to the establishment of a $2.2 million allowance for bad debt in the prior year as well as an improvement in margins in the US LPG business, partially offset by a decline in LPG related sales in Mexico.

TRINITY RAILCAR LEASING AND MANAGEMENT SERVICES GROUP

                                                             NINE MONTHS
                                                                ENDED
                                                            SEPTEMBER 30,
                                                         ------------------
                                                          2003        2002
                                                         ------     -------
                                                            (IN MILLIONS)
Revenues.............................................    $ 112.7    $ 81.7
Operating profit.....................................    $  30.5    $ 21.4
Operating profit margin..............................       27.1%     26.2%
Fleet utilization ...................................       96.8%     95.2%

         Revenues increased $31.0 million to $112.7 million for the nine-month period ended September 30, 2003. This increase was primarily due to railcar sales and an increase in rental revenues due to growth in the lease fleet. Included in the results of this group are revenues from the sale of railcars from the lease fleet of $26.7 million in the nine months ended September 30, 2003 and $1.7 million in the same period in 2002. Operating profit increased $9.1 million to $30.5 million in the current nine-month period. This increase is primarily due to an increase in the size of the rental fleet, improved utilization, as well as a decrease in lost revenues due to maintenance related downtime. Operating profits on the sale of railcars from the lease fleet, including recognition of deferred manufacturing profit, were $3.4 million for the nine months ended September 30, 2003 and $0.3 million for the same period in 2002.

ALL OTHER

         Revenues in All Other decreased primarily due to a decline in the structural tower business. Operating loss remained constant at $5.0 million for the nine months ended September 30, 2003 and 2002. The decrease in the operating loss was primarily due to the sale of inventory in the structural tower business offset by costs associated with the non-operating plants.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the nine months ended September 30, 2003 increased to $68.1 million compared to $58.1 million for the same period in 2002. This was due to the collection of a $48.5 million tax refund, an increase in accounts payable and accrued liabilities of $21.2 million offset by an increase in inventory and accounts receivable of $55.4 million, a decrease in other liabilities of $12.1 million and a net loss in the current period. Capital expenditures for the nine months ended September 30, 2003 were $205.2 million, of which $188.5 million were for additions to the lease subsidiary. This compares to $123.2 million of capital expenditures for the same period last year, of which $97.7 million was for additions to the lease subsidiary. Proceeds from the sale of property, plant and equipment were $33.6 million for the nine months ended September 30, 2003 composed primarily of the sale of railcars from the lease fleet and other assets, compared to $13.9 million for the same period in 2002.

         In June 2002 TILC, through a newly formed, wholly owned business trust, entered into a $200 million non-recourse warehouse facility to finance railcars owned by TILC. Specific railcars and the underlying leases secure the facility. Advances under the facility may not exceed 75% of the fair market value of the eligible railcars securing the facility as defined by the agreement. Advances under the facility bear interest at LIBOR plus 1.375% (2.495% at September 30, 2003). In August 2003, TILC expanded this facility to $300 million and extended the term through August 2004. At September 30, 2003, $80.6 million was available under this facility. The Company is currently in discussions with long-term lenders to provide permanent financing for the amount currently outstanding under the facility, which is expected to be completed during the fourth quarter of 2003.

         In June 2002, the Company completed a secured credit agreement for $425 million. The agreement includes a $275 million 3-year revolving commitment and a $150 million 5-year term commitment. The agreement calls for quarterly payments of principal on the term debt in the amount of $375 thousand beginning September 30, 2002 through June 30, 2006 and quarterly payments of $36.0 million beginning on September 30, 2006 through the maturity date. Amounts borrowed under the revolving commitment bear interest at LIBOR plus 2.25% or Prime rate plus 0.25% (4.25% at September 30, 2003). Amounts borrowed under the term commitment bear interest at LIBOR plus 3.25% (4.45% at September 30, 2003). The Company's accounts receivable and inventory and a portion of its property, plant and equipment secure the entire agreement. During September 2003, the Company modified the terms of these debt covenants to separate the Company's leasing and manufacturing operations and paid off $25.0 million of the 5-year term commitment. The agreement limits the amount of capital expenditures related to the Company's leasing business, requires maintenance of ratios related to interest coverage for both the leasing and manufacturing operations, leverage, asset coverage and minimum net worth, and restricts the amount of dividend payments. At September 30, 2003, $143.1 million was borrowed under this agreement. At September 30, 2003, the most restrictive of the debt covenants based on trailing twelve month calculations as defined by the debt agreements allow approximately $65.4 million additional principal and approximately $6.8 million and $9.0 million additional annual interest expense for leasing and manufacturing operations, respectively.

         In June 2003 the Company issued 600 shares of Series B Redeemable Convertible Preferred Stock. Each share of Series B preferred stock has an initial liquidation value of $100,000 per share. The liquidation value, plus accrued but unpaid dividends, is payable on June 25, 2008, the mandatory redemption date, at our option in cash or in shares of common stock valued at 90% of the then current market price of our common stock. Each share of Series B preferred stock may be converted at any time at the option of the holder into shares of our common stock, based on the initial conversion price of $22.46 per share, which is equivalent to 4,452 shares of common stock for each $100,000 initial liquidation preference. Holders of the Series B preferred stock are entitled to receive dividends payable semi-annually, on July 1 and January 1 of each year, beginning January 1, 2004 at an annual rate of 4.5% of the liquidation preference. The Company may, at our option, pay dividends either in cash or in shares of our common stock at the then current market price. The holders of shares of Series B preferred stock are entitled to vote with the holders of the common stock on an as-if converted basis on all matters brought before the stockholders.

         The Company expects to finance future operating requirements with cash flows from operations and, depending on market conditions, debt and/or privately or publicly placed equity.

CONTRACTUAL OBLIGATION AND COMMERCIAL COMMITMENTS

         As of September 30, 2003 other commercial commitments related to letters of credit have decreased to $99.8 million from $110.2 million as of December 31, 2002. Other commercial commitments that relate to operating leases under sales/leaseback transactions were basically unchanged.

RECENT PRONOUNCEMENTS

         During January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities (FIN 46). The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and apply to existing variable interest entities in the first fiscal year or interim periods beginning after June 15, 2003. In October 2003, the FASB agreed to a broad-based deferral of the effective date for public companies until the end of periods ending after December 15, 2003. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has no variable interest entities in which it is the primary beneficiary.

         In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS
150). SFAS 150 establishes standards for how a company classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first period beginning after June 15, 2003. The provisions of this statement did not have an impact on the Company's statement of financial position.

         FORWARD-LOOKING STATEMENTS. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not historical facts are forward-looking statements and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performance, estimates, projections, goals and forecasts. Potential factors, which could cause our actual results of operations to differ materially from those in the forward-looking statements, include among others:

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

-    availability and costs of component parts, supplies, and raw materials;

-    competition and other competitive factors;

-    changing technologies;

-    steel prices;

-    interest rates and capital costs;

-    long-term funding of our leasing warehouse facility;

-    taxes;

- the stability of the governments and political and business conditions in certain foreign countries, particularly Mexico and Romania;

-    changes in import and export quotas and regulations;

-    business conditions in emerging economies;

-    results of litigation; and

-    legal, regulatory, and environmental issues.

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

         The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize, and disclose this information within the time periods specified in the rules of the SEC. The Company's Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluate their effectiveness. Based on their evaluation of the Company's disclosure controls and procedures which took place as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that the Company is able to collect, process, and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

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

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

         The Company and its wholly owned subsidiary, Trinity Marine Products, Inc. ("TMP"), and certain material suppliers and others, have been named as co-defendants in six separate lawsuits filed by Florida Marine Transporters, Inc. ("FMT") on May 15, 2002, J. Russell Flowers, Inc. ("Flowers") on October 7, 2002, ACF Barge Acceptance I, LLC ("ACF") on December 4, 2002, Marquette Transportation Company and Iowa Fleeting Services, Inc. ("Marquette") on March 7, 2003, Waxler Transportation Company, Inc. ("Waxler") on April 7, 2003 and LeBeouf Bros. Towing ("LeBeouf") on July 3, 2003. The FMT, Marquette, Waxler, and LeBeouf cases are pending in the 25th Judicial District Court in Plaquemines Parish, Louisiana, and the Flowers case is pending in the U.S. District Court, Northern District of Mississippi in Greenville, Mississippi. On October 8, 2003, one of the six cases was dismissed as a result of a settlement between the Company and TMP and ACF. The settlement involved the purchase of eleven barges which are leased to a barge operator under long-term lease agreements. The Company's Leasing subsidiary purchased the barges for $ 19.1 million and succeeded ACF as lessor. The estimated fair value of the operating leases and residual value of the barges approximated the purchase price. In the Waxler case, the plaintiff has petitioned the court for certification of a class, which could potentially increase the total number of barges involved in the litigation. Absent certification of a class in the Waxler case, these remaining five separate suits involve 37 tank barges sold at an approximate average price of $1.4 million, and 140 hopper barges sold at an approximate average price of $280,000. Each of the cases set forth allegations pertaining to damages arising from alleged defects in coating materials supplied by a co-defendant and coatings application workmanship by TMP. The plaintiffs seek both compensatory and punitive damages and/or recision of the barge purchase contracts. Independent experts investigating the claims on behalf of the Company and TMP have expressed the opinion that technical arguments presented by the plaintiffs in the litigation are without merit. As of September 30, 2003, two of the five plaintiffs owe TMP approximately $11.4 million, of which $7.9 million is past due, related to contracts for barges not involved in the litigation. TMP has filed suit for collection of the past due amounts.

         A subsidiary of the Company, Transit Mix Concrete and Materials Company, Inc. ("Transit Mix"), was named as a defendant in a case involving the death of an employee of an independent contractor who died following an accident that occurred while the decedent was working at a Company owned facility. Following a jury verdict in the favor of the plaintiff, the presiding judge entered a final judgment in the amount of $33.9 million (inclusive of fees, costs, and judgment interest). This case has been appealed by Transit Mix and its insurers. Management believes liability in this case, if any, exceeding $3.0 million, will be covered by insurance.

         As previously reported, a wholly owned subsidiary of the Company, Trinity Marine Baton Rouge, Inc. ("TMBR") was named in a two-count felony indictment charging TMBR with transporting hazardous waste without a proper manifest to a non-permitted facility in violation of the Resource Conservation and Recovery Act. Following four (4) years of investigation, on September 17, 2003 the United States government voluntarily dismissed all charges against TMBR and no further enforcement will take place in this matter.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

      Exhibit Number            Description

      10.17.1 First Amendment to the Credit Agreement dated as of October 16, 2002, amending the Credit Agreement dated June 4, 2002, among Trinity Industries, Inc., as Borrower, JPMorgan Chase Bank, individually as a Lender and Issuing Bank and Administrative Agent, and Dresdner Bank AG New York and Grand Cayman Branches and The Royal Bank of Scotland plc., each individually as a Lender and collectively as Syndication Agents, and certain other Lenders party thereto from time to time.

      10.17.2 Second Amendment to the Credit Agreement dated as of September 26, 2003, amending the Credit Agreement dated June 4, 2002, among Trinity Industries, Inc., as Borrower, JPMorgan Chase Bank, individually as a Lender and Issuing Bank and Administrative Agent, and Dresdner Bank AG New York and Grand Cayman Branches and The Royal Bank of Scotland plc., each individually as a Lender and collectively as Syndication Agents, and certain other Lenders party thereto from time to time.

      10.18.1 Amendment No. 1 to the Warehouse Loan Agreement dated as of June 27, 2003, amending the Warehouse Loan Agreement dated as of June 27, 2002.

      10.18.2 Amendment No. 2 to the Warehouse Loan Agreement dated as of July 29, 2003, amending the Warehouse Loan Agreement dated as of June 27, 2002.

      10.18.3 Amendment No. 3 to the Warehouse Loan Agreement dated as of August 29, 2003, amending the Warehouse Loan Agreement dated as of June 27, 2002.

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

(b)  Reports on Form 8-K during the quarter ended September 30, 2003

     (1) A Current Report on Form 8-K was filed on August 11, 2003, under Item 9, reporting operating results for the second quarter of 2003, and attaching a news release dated August 6, 2003 and script of conference call of August 7, 2003.

     (2) A Current Report on Form 8-K was filed on October 9, 2003, under Item 5, announcing litigation settlement with ACF Barge Acceptance I LLC, and attaching a news release dated October 8, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      TRINITY INDUSTRIES, INC.                     By /s/ JIM S. IVY
      Registrant
                                                   Jim S. Ivy
                                                   Senior Vice President and
                                                   Chief Financial Officer
                                                   November 6, 2003

                                INDEX TO EXHIBITS

  EXHIBIT NUMBER                            DESCRIPTION

     10.17.1 First Amendment to the Credit Agreement dated as of October 16, 2002, amending the Credit Agreement dated June 4, 2002.

     10.17.2 Second Amendment to the Credit Agreement dated as of September 26, 2003, amending the Credit Agreement dated June 4, 2002.

     10.18.1 Amendment No. 1 to the Warehouse Loan Agreement dated as of June 27, 2003, amending the Warehouse Loan Agreement dated as of June 27, 2002.

     10.18.2 Amendment No. 2 to the Warehouse Loan Agreement dated as of July 29, 2003, amending the Warehouse Loan Agreement dated as of June 27, 2002.

     10.18.3 Amendment No. 3 to the Warehouse Loan Agreement dated as of August 29, 2003, amending the Warehouse Loan Agreement dated as of June 27, 2002.

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