Form 10-K
period 2003-12-31
TRINITY INDUSTRIES INC
filed 2004-02-27
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-6903
Trinity Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-0225040
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2525 Stemmons Freeway Dallas, Texas	75207-2401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 631-4420

Securities Registered Pursuant to Section 12(b) of the Act

Name of each exchange
Title of each class	on which registered

Common Stock ($1.00 par value)	New York Stock Exchange, Inc.
Rights To Purchase Series A Junior Participating Preferred Stock, $1.00 par value	New York Stock Exchange, Inc.

Securities registered Pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐

      The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2003) was $677,548,925.

      At January 31, 2004 the number of shares of common stock outstanding was 46,854,761.

      The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrants definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 10, 2004.

TRINITY INDUSTRIES, INC.

FORM 10-K

i

PART I

Item 1.	Business.

      General Development of Business. Trinity Industries, Inc. (“we”, “Trinity” or “the Company”) was incorporated in 1933 and is one of the nation’s leading diversified industrial companies providing a variety of products and services for the transportation, industrial, construction, and energy sectors of the marketplace.

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

      Trinity became a Delaware Corporation in 1987. Our principal executive offices are located at 2525 Stemmons Freeway, Dallas, Texas 75207-2401, and our telephone number is 214-631-4420.

      Financial Information About Industry Segments. Financial information about our industry segments for the year ended December 31, 2003 and 2002, and the nine months ended December 31, 2001 and fiscal year 2001 is presented in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 12 through 31.

      Narrative Description of Business. We are engaged in the manufacturing and, marketing of railcars, inland barges, concrete, and aggregates, highway safety products, beams and girders used in highway construction, weld pipe fittings and tank containers. In addition, we lease railcars to our customers through a captive leasing business, Trinity Industries Leasing Company.

      We serve our customers through five business groups:

      Rail Group. Rail Group is the leading freight railcar manufacturer in North America and one of the leading railcar manufacturers in Europe. We provide a full complement of railcars used for transporting a wide variety of liquids, gases and dry cargo. Our Rail Group consists of two primary business units: Trinity Rail Group North America and Trinity Rail GmbH, our European railcar manufacturing business.

      Trinity Rail Group North America provides a complete array of railcar solutions for our customers. We manufacture a full line of railcars, including:

•	Tank Cars — Tank cars transport products such as liquefied petroleum gas, liquid fertilizer, sulfur, sulfuric acids and corn syrup.

•	Auto Carrier Cars — Auto carrier cars transport automobiles and sport utility vehicles.

•	Hopper Cars — Covered hopper cars carry cargo such as grain, dry fertilizer, plastic pellets and cement. Open-top hoppers are most often used to haul coal.

•	Box Cars — Box cars transport products such as food goods, auto parts, wood products and paper.

•	Intermodal Cars — Intermodal cars transport intermodal containers and trailers, which are generally interchangeable among railcar, truck and ship, thus making it possible to move cargo without repeated loading and unloading.

•	Gondola Cars — Rotary gondolas are used for coal service, and top-loading gondola cars transport a variety of other heavy bulk commodities such as scrap metals and steel products.

•	Specialty Cars — Specialty cars are designed to address the special needs of a particular industry or customer, such as waste hauling gondolas, side dump cars, and pressure differential cars used to haul fine grain food products such as sugar and flour.

      We also provide a variety of railcar components for the North American market from plants in the U.S. and Mexico. We also have two repair and coating facilities located in Texas. We produce the widest range of railcars in the industry, which allows us to take advantage of changing industry trends and developing market opportunities. We also manufacture and sell railcar parts used in manufacturing and repairing railcars, such as auto carrier doors and accessories, discharge gates, yokes, couplers, axles, and hitches.

      Our customers include railroads, leasing companies, and shippers, such as utilities, petrochemical companies, grain shippers, and major construction and industrial companies. We compete against five major railcar manufacturers in the North American market.

      For the year ended December 31, 2003, we shipped approximately 8,300 railcars in North America, or approximately 26% of total North American shipments. Our North American order backlog as of December 31, 2003 was approximately 11,800 railcars, or approximately 35% of the total North American backlog as estimated by the Railway Supply Institute, Inc.

      Trinity Rail GmbH is one of the leading railcar manufacturers in Europe with its primary operation located in Romania. We entered the European railcar manufacturing business in 1999 with our acquisition of a large government-owned Romanian railcar manufacturer. Immediately after the acquisition, we initiated a multi-step program designed to substantially upgrade and improve the infrastructure of the facility. In addition, we installed new state-of-the-art railcar manufacturing tooling and equipment and began transferring our best practices. Following our merger with Thrall, which also had European facilities, we initiated a consolidation program and continued with the transferring of best practices from the combined companies. In Europe, we compete against a number of manufacturers in various countries. For the year ended December 31, 2003, Trinity Rail GmbH shipped approximately 2,100 units. In the European market, there is no formal collection of information pertaining to railcar shipments. However, we believe our current European market share is approximately 30-35%. Our European backlog as of December 31, 2003 was approximately 2,150 railcars.

      We hold patents of varying duration for use in our manufacture of railcar and component products. We cannot quantify the importance of such patents, but patents are believed to offer a marketing advantage in certain circumstances. No material revenues are received from licensing of these patents.

      Railcar Leasing and Management Services Group. Through our wholly owned subsidiaries, primarily Trinity Industries Leasing Company (“TILC”), we lease specialized types of railcars, both tank cars and freight cars. Our Railcar Leasing and Management Services Group is a premier provider of leasing and management services and is an important strategic resource that uniquely links our Rail Group with our customers and provides us with revenue and cash flow diversification. Trinity Rail Group North America and Trinity Industries Leasing Company coordinate sales and marketing activities under the trade name Trinity Rail thereby providing a single point of contact for railroads and shippers seeking solutions to their rail equipment and services needs.

      We lease specialized types of railcars, including both tank cars and freight cars. Our railcars are leased to industrial companies in the petroleum, chemical, agricultural, energy, and other industries that supply their own railcars to the railroads. Substantially all of our owned railcars are purchased from and manufactured by our Rail Group at prices comparable to the prices for railcars sold by our Rail Group to third parties. The terms of our railcar leases generally vary from one to twenty years and provide for fixed monthly rentals, with an additional mileage charge when usage exceeds a specified maximum. In addition we have a small percentage of our fleet leased on a per diem basis.

      In addition, we manage railcar fleets on behalf of independent third parties. We believe our railcar fleet management services complement our leasing business by generating stable fee income, strengthening customer relationships, and enhancing the view of Trinity as a leading provider of railcar products and services. As of December 31, 2003, we owned or leased approximately 18,600 railcars that were 98.1% utilized. Additionally, we manage another approximately 67,000 railcars on behalf of independent third parties.

      The leasing business in which we are engaged is very competitive and there are a number of well-established companies that actively compete with us in the business of owning and leasing railcars. There are also a number of banks, investment partnerships and other financial institutions that compete with us in railcar leasing.

      Construction Products Group. Our Construction Products Group manufactures concrete and aggregates, highway safety products, beams and girders used in highway bridge construction and weld pipe fittings. Many of these lines of business are seasonal and subject to weather conditions.

      We are a leader in the supply of ready mix concrete in rural regions and smaller cities located throughout Texas. Our customers for concrete include contractors and subcontractors in the construction and foundation industry who are located near our plant locations. We also distribute construction aggregates, such as crushed stone, sand and gravel, asphalt rock and recycled concrete in several larger Texas cities. Our customers for aggregates are mostly other concrete manufacturers, paving contractors and other consumers of aggregates. We compete with ready mix concrete producers and aggregate producers located in the regions where we operate.

      In highway safety products, we are the only full line producer of guardrails crash cushions, and other protective barriers that absorb and dissipate the force of impact in collisions between vehicles and fixed roadside objects. We believe we are the largest highway guardrail manufacturer in the United States, based on revenues, with a comprehensive nationwide guardrail supply network. Our predominantly galvanized steel product lines use the principles of momentum transfer and kinetic energy absorption to decelerate errant vehicles. The Federal Highway Administration determines which products are eligible for federal funds for highway projects and has approved most of our products as acceptable permanent and construction zone highway hardware according to requirements of the National Cooperation Highway Research Program.

      Our crash cushions and other protective barriers include multiple proprietary products manufactured through various product license agreements with certain public and private research organizations and inventors. We hold patents and are a licensee for certain of our guardrail and end-treatment products that enhance our competitive position for these products.

      We sell highway safety products in all 50 U.S. states, Canada, and Mexico. We have also recently started to export our highway safety proprietary products to certain other countries. We compete against several national and regional guardrail producers.

      Weld pipe fittings, such as caps, elbows, return bends, tees, concentric and eccentric reducers and full and reducing outlet tees, are sold primarily to pipeline, petrochemical, and non-petrochemical process industries. We compete with numerous companies throughout the United States and foreign importers. Competition for fittings has been intense over the last several years.

      We manufacture structural steel beams and girders for the construction of new, restored and/or replacement railroad bridges, county, municipal and state highway bridges and power generation plants. We sell bridge construction and support products primarily to owners, general contractors and subcontractors on highway and railroad construction projects. We also manufacture dump bodies. Our competitors primarily include fabricators with facilities located in Texas, Oklahoma, Colorado and Arkansas.

      Inland Barge Group. We are the largest producer of inland barges in the United States and the largest producers of fiberglass barge covers used primarily on grain barges. In 2003, we shipped a total of approximately 360 barges. We manufacture a variety of dry cargo barges, such as deck barges and, open or covered hopper barges that transport various commodities, such as grain, coal and aggregates. We also produce tank barges used to transport liquid products. Our six manufacturing facilities are located along the United States inland river system allowing for rapid delivery to our customers. Fiberglass reinforced lift covers are primarily for grain and rolling covers are for other bulk commodities.

      Our primary Inland Barge customers are commercial marine transportation companies. Many companies have the capability to enter into, and from time to time do enter into, the inland barge manufacturing business. We strive to compete through efficiency in operations and quality of product.

      Industrial Products Group. We are a leading producer of tank containers and tank heads for pressure vessels. We manufacture tanks in the United States, Mexico and Brazil. We market a portion of our industrial products in Mexico under the brand name of TATSA®. The following paragraphs describe the types of tanks and tank heads that we produce.

      We manufacture propane tanks that are used by industrial plants, utilities and small businesses and in suburban and rural areas. We also manufacture fertilizer containers for bulk storage, farm storage and the application and distribution of anhydrous ammonia. Our tanks range from 13-gallon tanks for motor fuel use to 57-gallon tanks for residential use as well as 120,000-gallon bulk storage containers and 600,000-gallon bulk storage spheres. We sell our containers to experienced propane dealers and technicians. In the U.S., we generally deliver the containers to our customers who install and fill the containers. Our competitors include large and small manufacturers.

      We manufacture tank heads, which are pressed metal components used in the manufacturing of many of our finished products. We manufacture the tank heads in various shapes, and we produce pressure rated or non-pressure rated tank heads, depending on their intended use. We use a significant portion of the tank heads we manufacture in the production of our tank cars and containers. We also sell our tank heads to a broad range of other manufacturers. Competition for tank heads in recent years has been intense and has resulted in sharply reduced prices for these products.

      All Other. All Other includes our captive insurance and transportation companies, structural towers, and other peripheral businesses.

      Foreign Operations. Trinity’s foreign operations are in Brazil, the Czech Republic, Mexico, Romania, Slovakia, and the United Kingdom. Sales to foreign customers, primarily in Europe and Mexico, represented 12.9%, 16.8% and 7.6% of our consolidated revenues for the years ended December 31, 2003 and 2002 and for the nine months ended December 31, 2001, respectively. As of December 31, 2003, 2002, and 2001, we had approximately 11.5%, 10.9%, and 11.0% of our long-lived assets located outside the United States.

      We manufacture railcars and propane tank containers at our Mexico facilities for export to the United States. Any material change in the quotas, regulations, or duties on imports imposed by the United States government and its agencies or on exports by the government of Mexico or its agencies could adversely affect our operations in Mexico. Our foreign activities are also subject to various other risks of doing business in foreign countries, including currency fluctuations, political changes, changes in laws and regulations and economic instability. Although our operations have not been materially affected by any of such factors to date, any substantial disruption of business as it is currently conducted could adversely affect our operations at least in the short term.

      Backlog. As of December 31, 2003, our backlog for new railcars was $909.6 million and was $159.8 million for Inland Barge products. Included in the backlog for the railcars are $69.1 million of railcars to be sold to our Railcar Leasing and Management Services Group. Substantially all of our backlog is expected to be delivered in the 12 months ending December 31, 2004. The Rail Group has a multi-year sales agreement for 1,000 new railcars per year for the next four years. No backlog amounts for orders are included for this agreement until the type of car and price have been determined.

      As of December 31, 2002, our backlog for new railcars was $668.4 million and was $46.4 million for Inland Barge products. Included in the backlog for the railcars were $205.9 million of railcars to be sold to our Railcar Leasing and Management Services Group.

      Marketing. We sell substantially all of our products through our own sales personnel operating from offices in the following states and foreign countries: Alabama, Arkansas, Arizona, Connecticut, Florida, Illinois, Kentucky, Louisiana, Michigan, Minnesota, Missouri, New Hampshire, New Jersey, New York, Ohio, Pennsylvania, Tennessee, Texas, Vermont, Utah, Washington, Brazil, Canada, Mexico, Romania, Slovakia and Switzerland. We also use independent sales representatives to a limited extent. Except in the case of weld fittings, guardrail and standard size propane tank containers, we ordinarily fabricate our products to our customer’s specifications contained in a purchase order.

Raw Materials and Suppliers.

      Railcar Manufacturing. Products manufactured at our railcar manufacturing facilities require a significant supply of raw materials such as steel as well as numerous specialty components such as brakes, wheels and axles. Steel is available from numerous domestic and foreign sources. Specialty components purchased from third parties comprise approximately 50% of the production cost of each railcar. Although the number of alternative suppliers of specialty components has declined in recent years, at least three suppliers continue to produce most components. We continually monitor supply inventory levels and sources to ensure adequate support for our production. We maintain good relationships with our suppliers and have not experienced any significant interruptions in recent years in the supply of raw materials or specialty components.

      Aggregates. Aggregates can be found throughout the United States, and many producers exist nationwide. However, as a general rule,

shipments from an individual quarry are limited in geographic scope because the cost of transporting processed aggregates to customers is high in relation to the value of the product itself. We operate 12 mining facilities strategically located in Texas and Louisiana to fulfill some of our needs for aggregates. We have not experienced difficulty fulfilling the rest of our needs from local suppliers.

      Steel. The principal material used in our rail, inland barge and industrial products segments is steel. At the current time, the price of steel in the U.S. is increasing due to several factors. Primary causes are increased demand, the significant increase in scrap prices, lack of foreign imports, reduced capacity due to consolidation and scarcity of other raw inputs. Raw inputs, especially scrap, are in tight supply due to foreign demand, primarily from China. China is absorbing not only raw inputs but also significant amounts of global supply. U.S. imports are expensive and are also limited because of the weaker U.S. dollar and the significant increase in global freight rates. Spot market pricing for plate products and hot-rolled coil has shown a substantial increase over the last six months. Some of our steel suppliers have implemented surcharges based on the costs of rising steel prices.

      These steel market issues are also negatively impacting the price and availability of key railcar and barge components, many of which are manufactured predominantly through the use of scrap or steel. Many of our suppliers of subassemblies and parts are smaller companies which may experience higher steel prices and limited access in times of tight supply. Also, due to consolidation and challenging industry conditions, there is only one major and two smaller U.S. suppliers of large railroad castings for freightcars. However, foreign sources are helping to address U.S. market demand. In general, we believe there is enough capacity to meet current production levels in the industry. We believe our existing contracts and other relationships we have in place will meet our current production forecasts. However, any unanticipated interruption in our supply chain or further raw material price increases would have an impact on both our margins and production schedules as we work to meet market demands.

      Employees. The following table presents the breakdown of employees by business group as of December 31, 2003:

December 31,
Business Unit	2003

Rail Group	8,642
Construction Products Group	2,258
Inland Barge Group	1,360
Industrial Products Group	294
Railcar Leasing and Management Services Group	60
Corporate and All Other	490

13,104

      As of December 31, 2003, approximately 7,450 employees were employed in the United States.

      Acquisitions. We made certain acquisitions during the nine months ended December 31, 2001 and during fiscal year 2001 accounted for by the purchase method. The acquired operations have been included in the consolidated financial statements from the effective dates of the acquisitions. See Note 4 to the consolidated financial statements. During 2003, we had six acquisitions primarily in the Construction Products Group with a combined purchase price, net of cash acquired, of $7.6 million.

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

Occupational Safety and Health Administration and similar regulations

      Our operations are subject to regulation of health and safety matters by the United States Occupational Safety and Health Administration. We believe that we employ appropriate precautions to protect our employees and others from workplace injuries and harmful exposure to materials handled and managed at our facilities. However, claims may be asserted against us for work-related illnesses or injury, and our operations may be adversely affected by the further adoption of occupational health and safety regulations in the United States or in foreign jurisdictions in which we operate. While we do not anticipate having to make material expenditures in order to remain in substantial compliance with these health and safety laws and regulations, we are unable to predict the ultimate cost of compliance. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings or if we were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to us.

      Other Matters. To date, we have not suffered any material shortages with respect to obtaining sufficient energy supplies to operate our various plant facilities or transportation vehicles. Future limitations on the availability or consumption of petroleum products, particularly natural gas for plant operations and diesel fuel for vehicles, could have an adverse effect upon our ability to conduct our business. The likelihood of such an occurrence or its duration, and its ultimate effect on our operations, cannot be reasonably predicted at this time.

      Executive Officers of the Company. The following table sets forth the names and ages of all of our executive officers, their positions and offices presently held by them, the year each person first became an executive officer and the term of each person’s office:

			Officer	Term
Name(1)	Age	Office	Since	Expires

Timothy R. Wallace	50	Chairman, President & Chief Executive Officer	1985	May 2004
John L. Adams	59	Executive Vice President	1999	May 2004
Jim S. Ivy	60	Senior Vice President & Chief Financial Officer	1998	May 2004
Mark W. Stiles	55	Senior Vice President & Group President	1993	May 2004
Michael E. Flannery	44	Chief Executive Officer of Trinity Rail Group, LLC	2001	May 2004
Andrea F. Cowan	41	Vice President, Shared Services	2001	May 2004
Michael G. Fortado	60	Vice President & Secretary	1997	May 2004
John M. Lee	43	Vice President, Business Development	1994	May 2004
Charles Michel	50	Vice President, Controller	2001	May 2004
S. Theis Rice	53	Vice President, Legal Affairs	2002	May 2004
Neil O. Shoop	60	Treasurer	1985	May 2004

(1)	Mr. Flannery joined Trinity in 2001. Prior to that he was Chief Administrative Officer and General Counsel of Duchossois Industries, Inc. and Vice Chairman of Thrall Car Manufacturing Company, a railcar manufacturing company that merged with a subsidiary of our’s in October of 2001. Ms. Cowan joined us in January 2000 as a divisional officer. Prior to that she was a consultant to Trinity for six months having spent fifteen years with the State of Texas in a variety of positions relating to policy and finance. Mr. Michel joined us in 2001. Prior to that he served as Vice President and Chief Financial Officer of a national restaurant/entertainment company from 1994 to 2001. All of the other above-mentioned executive officers have been in the full time employment of Trinity or its subsidiaries for more than five years. Although the titles of certain such officers have changed during the past five years, all have performed essentially the same duties during such period of time except for Mark W. Stiles and S. Theis Rice. In addition to Group President, Mr. Stiles became Senior Vice President on June 10, 1999. Mr. Rice served as President of our European operations before being elected to his present position on March 14, 2002.

Item 2.	Properties.

      We principally operate in various locations throughout the United States with other facilities in Brazil, the Czech Republic, Mexico, Romania, Slovakia, and the United Kingdom, all of which are considered to be in good condition, well maintained and adequate for our purposes.

	Approximate Square
	Feet		Productive
			Capacity
	Owned	Leased	Utilized

Rail Group	5,884,500	1,840,000	70%
Construction Products Group	2,368,000	—	80%
Inland Barge Group	889,000	45,000	65%
Industrial Products Group	557,500	—	47%
Executive Offices	173,000	—	N/A
All Other	108,000	—	0%

	9,980,000	1,885,000

Item 3.	Legal Proceedings.

      We and our wholly owned subsidiary, Trinity Marine Products, Inc. (“TMP”), and certain material suppliers and others, have been named as co-defendants in six separate lawsuits filed by Florida Marine Transporters, Inc. (“FMT”) on May 15, 2002, J. Russell Flowers, Inc. (“Flowers”) on October 7, 2002, ACF Acceptance Barge I, LLC (“ACF”) on December 4, 2002, Marquette Transportation Company and Iowa Fleeting Services, Inc. (“Marquette”) on March 7, 2003, Waxler Transportation Company, Inc. (“Waxler”) on April 7, 2003 and LeBeouf Bros. Towing (“LeBeouf”) on July 3, 2003. The FMT, Marquette, Waxler, and LeBeouf cases are pending in the 25th Judicial District Court in Plaquemines Parish, Louisiana, and the Flowers case is pending in the U.S. District Court, Northern District of Mississippi in Greenville, Mississippi. On October 8, 2003, ACF settled its claims against us and TMP and assigned to us and TMP all of its claims against the other parties in the litigation. The settlement involved the purchase by our leasing subsidiary of eleven barges owned by ACF and chartered to a third party under long-term bareboat charter agreements. The leasing subsidiary purchased the barges for $19.1 million and succeeded ACF as lessor under the charters. The estimated fair market value of the operating leases and residual value of the barges approximated the purchase price. In Waxler, the plaintiff has petitioned the court for certification of a class, which if certified by the court could potentially increase the total number of barges involved in this case. The other suits involve 48 tank barges sold at an approximate average price of $1.4 million, and 140 hopper barges sold at an approximate average price of $280,000. All of the cases similarly allege defects in coating materials supplied by a co-defendant and coatings application workmanship by TMP. The plaintiffs seek both compensatory and punitive damages and/or rescission of the barge purchase contracts. Technical experts investigating the claims have expressed the opinion that technical arguments presented by the plaintiffs in the litigation are without merit. As of February 15, 2004 two of five plaintiffs owe TMP approximately $11.5 million, of which $10.5 million is past due, related to contracts for barges not involved in the cases listed. TMP has filed suit for collection of the past due amounts.

      In a proceeding unrelated to the foregoing litigation, the Company and TMP filed a declaratory judgment action in the 22nd Judicial District Court of St. Tammany Parish, Louisiana seeking declaration by the Court of the Company’s and TMP’s (i) obligations related to allegations of certain barge owners as to defective coatings and coatings application on 65 tank barges and (ii) rights and remedies relative to an insurance policy in which TMP was named as an additional insured and which was applicable to the coatings on the 65 barges. On December 9, 2003, the barge owners filed a response proceeding to the declaratory judgment (i.e. a Re-conventional Demand under Louisiana jurisprudence) claiming actual damages of $6.5 million and punitive damages of $10 million.

      A subsidiary of Trinity, Transit Mix Concrete and Materials Company, was named as a defendant in a case involving the death of an employee of an independent contractor who died following an accident that occurred while the decedent was working at a company owned facility. Following a jury verdict in the favor of the plaintiff, the presiding judge entered a final judgment in the amount of $33.9 million (inclusive of fees, costs, and judgment interest). This case has been appealed. Management believes liability in this case, if any, exceeding $3.0 million, will be covered by insurance.

      We are also involved in other claims and lawsuits incidental to our current and former subsidiaries’ businesses. Based on information currently available to us, it is management’s opinion that our ultimate liability, if any, for such claims and lawsuits, including those matters associated with our use of products manufactured by others and alleged to contain asbestos, in the aggregate will not have a material adverse effect on our business, operations or overall financial condition. However, resolutions of claims or lawsuits by settlement or otherwise could have a significant impact on our operating results for the reporting period in which any such resolution occurs.

Item 4.	Submission of Matters to a Vote of Security Holders.

      None.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters.

      Our common stock is traded on the New York Stock Exchange with the ticker symbol “TRN”. The following table shows the price range of our common stock for the year ended December 31, 2003 and 2002.

	Prices

Year Ended December 31, 2002	High	Low

Quarter ended March 31, 2002	$26.98	$21.93
Quarter ended June 30, 2002	25.48	18.13
Quarter ended September 30, 2002	20.20	16.70
Quarter ended December 31, 2002	20.77	14.93

Year Ended December 31, 2003	High	Low

Quarter ended March 31, 2003	$19.70	$15.85
Quarter ended June 30, 2003	19.32	15.23
Quarter ended September 30, 2003	29.00	18.61
Quarter ended December 31, 2003	31.76	23.83

      Our transfer agent and registrar as of December 31, 2003 was Wachovia Bank, N.A.

Holders

      At December 31, 2003, we had approximately 1,719 record holders of common stock. The par value of the stock is $1.

Dividends

      Trinity has paid 159 consecutive quarterly dividends. Since April 1, 2002, Trinity has paid quarterly dividends of $0.06 per common share. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Sales of Unregistered Securities

      None

Item 6.	Selected Financial Data.

      The following financial information for the two years ended December 31, 2003, the nine months ended December 31, 2001 and for the two years ended March 31, 2001 has been derived from our audited consolidated financial statements. The information as of and for the year ended December 31, 2001 and the nine months ended December 31, 2000 have been derived from unaudited financial statements and have been included herein for informational and comparison purposes. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere herein.

				Nine Months Ended
	Year Ended December 31,			December 31,		Year Ended March 31,

	2003	2002	2001	2001	2000	2001	2000

			(unaudited)		(unaudited)

	(in millions except percent and per share data)
Statement of Operations Data:
Revenues	$1,432.8	$1,487.3	$1,766.5	$1,347.8	$1,485.6	$1,904.3	$2,740.6
Operating profit (loss)(1)	13.4	10.7	(74.6)	(16.4)	(7.9)	(66.1)	279.0
Net income (loss)(2)	(10.0)	(19.6)	(74.4)	(34.7)	(34.7)	(74.4)	165.5
Net income (loss) applicable to common shareholders	(11.6)	(19.6)	(74.4)	(34.7)	(34.7)	(74.4)	165.5
Basic net income (loss) per common share(2)	(0.25)	(0.43)	(1.94)	(0.90)	(0.92)	(1.98)	4.17
Diluted net income (loss) per common share(2)	$(0.25)	$(0.43)	$(1.94)	$(0.90)	$(0.92)	$(1.98)	$4.15
Weighted average common shares outstanding:
Basic	45.6	45.3	38.3	38.7	37.6	37.5	39.7
Diluted	45.6	45.3	38.3	38.7	37.6	37.5	39.9
Dividend per common share	$0.24	$0.24	$0.72	$0.54	$0.54	$0.72	$0.72
Balance Sheet Data:
Total assets	$2,007.9	$1,956.5	$1,952.0	$1,952.0	$1,755.5	$1,825.9	$1,738.5
Debt — recourse	298.5	375.1	476.3	476.3	450.1	537.8	265.5
Debt — non-recourse	96.7	113.8	—	—	—	—	—
Series B Preferred Stock	57.8	—	—	—	—	—	—
Stockholders’ equity	$1,003.8	$1,001.6	$1,009.4	$1,009.4	$926.0	$879.0	$1,015.1
Ratio of total debt to total capital	27.1%	32.8%	32.1%	32.1%	32.7%	38.0%	20.7%
Book value per share	$21.54	$21.82	$22.79	$22.79	$25.16	$23.89	$26.50

(1)	Includes charges of:

•	$120.1 million for unusual charges for the year ended December 31, 2001,
•	$64.3 million for unusual charges for the nine months ended December 31, 2001,
•	$85.1 million for unusual charges for the nine months ended December 31, 2000, and
•	$140.9 million for unusual charges for fiscal year 2001.

(2)	Includes after tax charges or credit of:

•	$86.1 million ($2.25 per share) for unusual charges for the year ended December 31, 2001,
•	$50.4 million ($1.30 per share) for unusual charges for the nine months ended December 31, 2001,
•	$75.2 million ($2.00 per share) for unusual charges for the nine months ended December 31, 2000, and
•	$110.9 million ($2.96 per share) for unusual charges for fiscal year 2001.

      See Unusual Charges in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Summary

      Trinity Industries, Inc. is a diversified industrial company providing a variety of products and services for the transportation, industrial and construction sectors of the marketplace. We operate in five distinct business groups which we report on a segment basis: the Rail Group, Construction Products Group, Inland Barge Group, Industrial Products Group and Railcar Leasing and Management Services Group. We also report All Other which includes our smaller peripheral businesses.

      We operate in cyclical industries. In 2003 we began to witness an increase in industrial activity and signs of improvement in the manufacturing sector, which has experienced difficult market conditions over the past several years. Downturns in overall economic conditions usually have a significant adverse effect on cyclical industries due to decreased demand for new and replacement products. During the downturn, we implemented company-wide cyclicality management processes in order to identify future demand for our products and new market opportunities. We also assessed our manufacturing capacity and took steps to rationalize our production facilities in line with the nature and location of the demand that we perceived. In that regard, we continued our investment in production capacity in Mexico to take advantage of the lower cost manufacturing environment. We intend to increase our investment in Mexico in coming years.

      The improvement in industrial and manufacturing activity that we see is reflected in an increase in new car orders for us and industry wide throughout 2003, after several years of decline. We ended 2003 with a significantly higher backlog in our Rail Group with an approximate 5,400 car increase year over year. In addition, improvement in the rail industry was seen in our Railcar Leasing and Management Services Group, where leasing revenues in 2003 increased by 34.1%, fueled by sales from the lease fleet, growth in the size of the lease fleet, and improvement in fleet utilization. Global Insight, an independent industry research firm, has estimated that U.S. carload traffic will grow 3.1% in 2004, 2.2% in 2005, 1.6% in each of 2006 and 2007 and 0.9% in 2008. Increasing rail traffic should spark another key driver of new car demand — the need to improve productivity and efficiency through the replacement of older, smaller, inefficient units. The average age of the U.S. freight car fleet is approximately 18.8 years, with 32.8% older than 25 years. The average age of the Canadian car fleet is 22.3 years, with 45.5% in service for over 25 years. The average age of the Mexican car fleet is 26.0 years, with 21.1% of the fleet over 20 years and 67.4% over 25 years. We believe each of these factors will be key drivers of increased railcar sales over the next few years. Global Insight has estimated railcar deliveries for the industry to increase by approximately 15,200 units in 2004 to approximately 47,400 units and has estimated deliveries for 2005-2008 of: 53,200 units in 2005; 53,500 units in 2006; 50,700 units in 2007 and 49,000 units in 2008.

      To help finance and manage our production and delivery of railcars, we use a captive financing subsidiary, Trinity Industries Leasing Company (“TILC”). TILC purchases a portion of our railcar production, financing the costs through a non-recourse warehouse lending facility and refinancing those borrowings through sale/leaseback and other leveraged lease or equipment trust financing transactions. In 2003, TILC purchases represented approximately 49.5% of our North American railcar production. However, as external demand for our railcars increases, we expect that intersegment railcar production as a percentage of our total sales will decline. On a segment basis, our Rail Group recognizes revenue at the time of the intersegment sale to TILC and this revenue and the related profit is eliminated in consolidation.

      The principal material used in our rail, inland barge and industrial products segments is steel. At the current time, the price of steel in the U.S. is increasing due to several factors. Primary causes are increased demand, the significant increase in scrap prices, lack of foreign imports, reduced capacity due to consolidation and scarcity of other raw inputs. Raw inputs, especially scrap, are in tight supply due to foreign demand, primarily from China. China is absorbing not only raw inputs but also significant amounts of global supply. U.S. imports are also limited because of the weaker U.S. dollar and the significant increase in global freight rates. Spot market pricing for plate products and hot-rolled coil has shown a substantial increase over the last six months. Some of our steel suppliers have implemented surcharges based on rising steel prices.

      These steel market issues are also negatively impacting the price and availability of key railcar and barge components, many of which are manufactured predominantly through the use of scrap or steel. Many of our suppliers of subassemblies and parts are smaller companies which may experience higher steel prices and limited access in times of tight supply. Also, due to consolidation and challenging industry conditions, there are only one major and two smaller U.S. suppliers of large railroad castings for freightcars. However, foreign sources are helping to address U.S. market demand. In general, we believe there is enough capacity to meet current production levels in the industry. We believe our existing contracts and other relationships we have in place will meet our current production forecasts. However, any unanticipated interruption in our supply chain or further raw material price increases would have an impact on both our margins and production schedules as we work to meet market demands.

      Trinity Marine Products, Inc. (“TMP”), an entity within the Inland Barge Group, together with Trinity, has been named as a co-defendant in six separate lawsuits filed by multiple plaintiffs on various dates. These suits allege similar causes of action related to defects in coating materials manufactured and supplied by co-defendants and coatings application workmanship by TMP. One of the suits is seeking class certification, which if certified by the Court, could potentially increase the total number of barges involved in the case. The other five suits involve 48 tank barges sold at an average price of approximately $1.4 million, and 140 hopper barges sold at an average price of approximately $280,000. In all of these cases, the plaintiffs seek both compensatory and punitive damages and/or rescission of the barge purchase contracts. Technical experts investigating the claims have expressed the opinion that technical arguments presented by the plaintiffs in this litigation are without merit. Specific claims in one of the cases were settled in 2003. TMP is defending these cases vigorously (see Note 17 in our Consolidated Financial Statements).

      In a proceeding unrelated to the foregoing litigation, the Company and TMP filed a declaratory judgment action seeking declaration by the Court of the Company’s and TMP’s (i) obligations related to allegations of defective coatings and coatings application on 65 tank barges and (ii) rights and remedies relative to an insurance policy in which TMP was named as an additional insured and which was applicable to the coatings on the 65 barges. The barge owners filed a response proceeding claiming actual damages of $6.5 million and punitive damages of $10.0 million.

Results of Operations

Year Ended December 31, 2003 Compared with the Year Ended December 31, 2002

      Our consolidated net loss for 2003 was $10.0 million as compared to a net loss of $19.6 million for 2002. Net loss applicable to common shareholders for 2003 was $11.6 million ($0.25 loss per diluted share) as compared to $19.6 million ($0.43 per diluted share) for 2002. The difference between net loss and net loss applicable to common shares for 2003 is the $1.6 million in accrued dividends and accreted offering costs on the Series B preferred stock.

      Revenues. Revenues decreased $54.5 million to $1,432.8 million for the year ended December 31, 2003 compared to $1,487.3 million for the year ended December 31, 2002. The decline in revenues was primarily due to a decline in sales in our Inland Barge Group, Construction Products Group and Industrial Products Group offset by higher revenues in our Railcar Leasing and Management Services Group.

      The following table reconciles the revenue amounts discussed under our operating segments with the consolidated total revenues shown in the Selected Financial Data.

	Year Ended December 31, 2003			Year Ended December 31, 2002

	(in millions)

	Revenues			Revenues

	Outside	Intersegment	Total	Outside	Intersegment	Total

Rail Group	$494.5	$240.1	$734.6	$504.3	$125.1	$629.4
Construction Products Group	488.8	1.1	489.9	503.9	0.9	504.8
Inland Barge Group	170.6	—	170.6	211.7	—	211.7
Industrial Products Group	120.7	4.1	124.8	140.1	3.0	143.1
Railcar Leasing and Management Services Group	153.8	—	153.8	114.7	—	114.7
All Other	4.4	26.5	30.9	12.6	26.9	39.5
Eliminations	—	(271.8)	(271.8)	—	(155.9)	(155.9)

Consolidated Total	$1,432.8	$—	$1,432.8	$1,487.3	$—	$1,487.3

      Selling, Engineering and Administrative Expenses. Selling, engineering and administrative expenses decreased $3.6 million to $159.0 million for the year ended December 31, 2003 compared to $162.6 million for the comparable period in 2002, a decrease of 2.2%. The decrease was a result of continued cost reduction efforts. During 2002, we signed a managed services contract to implement a new financial system and to outsource certain accounting and processing activities. While expected to produce overall savings in future years, this project did result in incremental selling, engineering and administrative costs of approximately $8.9 million ($0.14 per common share).

Operating Profit (Loss)

	Year Ended
	December 31,

	2003	2002

	(in millions)
Rail Group	$(6.2)	$(41.5)
Construction Products Group	37.5	48.3
Inland Barge Group	(4.7)	4.7
Industrial Products Group	8.4	2.4
Railcar Leasing and Management Services Group	41.0	31.3
All Other	(8.4)	(5.7)
Corporate and Eliminations	(54.2)	(28.8)

Consolidated Total	$13.4	$10.7

      Operating profit improved to $13.4 million for the year ended December 31, 2003 compared to $10.7 million for the same period in 2002. Operating margins improved in the Rail Group due to improved efficiencies associated with an increase in volume, offset by $2.3 million of estimated losses on future deliveries as a result of steel surcharges. The increase in operating profit was also due to improvement in margins in the U.S. propane tank business and improved efficiencies in the tank heads business. Operating profit for Inland Barge Group was adversely impacted by an additional $1.5 million in cost incurred related to litigation aggregating approximately $4.0 million for the year as well as $4.1 million related to estimated losses on future deliveries as a result of steel surcharges. Operating profit for the Industrial Products Group in 2002 was negatively impacted by a $2.2 million reserve established for a long-term propane tank equipment lease receivable from a customer who began operating under bankruptcy protection.

      Other Income and Expense. Other income and expense included interest income, interest expense and other, net. Interest expense, net of interest income decreased $0.9 million to $34.2 million for the year ended December 31, 2002 compared to $35.1 million for the same period in 2002.

      Other income is primarily attributable to gains on sales of non-operating assets, primarily land, offset by losses on equity investments and foreign exchange transactions. The increase in 2003 was attributable to an increase in the gain on sales of non-operating assets.

      Income Taxes. The benefit for income taxes, as a percentage of loss before taxes, increased to 30.2% in 2003 from 19.5% in 2002 primarily due to changes in taxes related to our foreign operations.

Rail Group

	Year Ended
	December 31,

	2003	2002

	(in millions)
Revenues:
North American Rail	$494.5	$349.3
Europe Rail	139.6	185.8
Components	100.5	94.3

Total revenues	$734.6	$629.4
Operating loss	$(6.2)	$(41.5)
Operating loss margin	(0.8)%	(6.6)%

      Revenues increased 16.7% for the year ended December 31, 2003 compared to the same period in 2002. This increase was primarily due to North American railcar shipments of approximately 8,300 railcars compared to the prior year of approximately 4,800 railcars. Operating results showed improvement for 2003 based on the higher North American volume. Shipments for North America in 2004 are expected to improve as we enter 2004 with a backlog of approximately 11,800 railcars. Our European rail operations showed a decrease in the number of railcars shipped due to a decline in the market. European revenues for 2003 decreased by 24.9% compared to the same period in 2002. Shipments of approximately 2,100 railcars for 2003 were approximately 400 fewer railcars than 2002. We enter 2004 with a stronger backlog in Europe which has increased over 40% since December 31, 2002 to approximately 2,150 railcars.

      In the year ended December 31, 2003, railcar sales to our Railcar Leasing and Management Services Group included in the Rail Group results were $238.4 million compared to $119.0 million in the comparable period in 2002 with operating profit of $15.8 million in 2003 compared to $5.9 million in comparable period in 2002. Sales to Railcar Leasing and Management Services Group and related profits are eliminated in consolidation.

Construction Products Group

	Year Ended
	December 31,

	2003	2002

	(in millions)
Revenues	$489.9	$504.8
Operating profit	$37.5	$48.3
Operating profit margin	7.7%	9.6%

      Revenues decreased $14.9 million for the year ended December 31, 2003 compared to the same period in 2002. The decrease in revenues was primarily attributable to lower demand in Highway Safety products, exiting certain non-core product lines since the first quarter of 2002, reduced production in the Structural Bridge business, and reduced product volume and competitive pricing pressures in the fittings business. These revenue reductions were offset by an increase in production in the Concrete and Aggregates business due to good weather and strong demand. Operating profit margin decreased as a result of reduced volume, competitive pricing pressures, and increased fuel and insurance costs.

Inland Barge Group

	Year Ended
	December 31,

	2003	2002

	(in millions)
Revenues	$170.6	$211.7
Operating profit (loss)	$(4.7)	$4.7
Operating profit (loss) margin	(2.8)%	2.2%

      Revenues decreased approximately $41.1 million compared to the prior year primarily due to a decrease in hopper barge shipments. For the year ended December 31, 2003, approximately 300 hopper barges were delivered compared to approximately 500 for the same period in 2002. The decrease in units was due to the severe downturn in the hopper barge market. The composite business also experienced a decrease in revenue of due to the downturn of the hopper barge market. For the tank barge business, 51 barges were delivered compared to 48 for the same period last year.

      Operating profit declined approximately $9.4 million from the prior year due to the reduced hopper barge and composite sales and was adversely impacted by an additional $1.5 million in costs incurred related to litigation aggregating approximately $4.0 million for the year as well as $4.1 million related to estimated losses on future deliveries as a result of steel surcharges.

Industrial Products Group

	Year Ended
	December 31,

	2003	2002

	(in millions)
Revenues	$124.8	$143.1
Operating profit	$8.4	$2.4
Operating profit margin	6.7%	1.7%

      Revenues declined 12.8% for the year ended December 31, 2003 compared to the same period in

2002. The decline in revenues is primarily due to the sale of the specialty tank heads product line in the United States during 2002 and a decline in propane tank related sales in Mexico. Overall, the increase in operating profit was primarily due to improvement in operating margins in the U.S. propane tank and tank heads businesses as a result of improved manufacturing efficiency, sales and marketing and overall product mix. Operating profit in 2003 was negatively impacted by a $0.9 million write down of long-lived assets in Brazil. The prior year was impacted by the establishment of a $2.2 million allowance for bad debt due to a customer declaring bankruptcy as well as a decline in propane tank related sales in Mexico.

Railcar Leasing and Management Services Group

	Year Ended
	December 31,

	2003	2002

	(in millions)
Revenues
Leasing and management	$118.6	$109.9
Lease fleet sales	35.2	4.8

Total revenues	$153.8	$114.7

Operating Profit
Leasing and management	$37.0	$29.7
Lease fleet sales	4.0	1.6

Total operating profit	$41.0	$31.3
Operating profit margin	26.7%	27.3%

      Revenues for this group include railcar lease revenues and management fees as well as sales of railcars from our lease fleet. Total revenues in 2003 increased over 2002 due to the increase of $30.4 million in railcar sales and $8.7 million due to an increase in the size of the lease fleet that includes both company-owned railcars and railcars we lease under operating leases, as well as higher fleet utilization. We manage a lease portfolio of approximately 67,000 railcars.

      The increase in operating profit was due to the increased size of the rental fleet, improved utilization, as well as a decrease in rental abatement. Operating profit from the sale of railcars was $4.0 million in 2003 compared to $1.6 million in 2002.

All Other

      Revenues in All Other decreased to $30.9 million in the year ended December 31, 2003 from $39.5 million for the year ended December 31, 2002. The decline in revenues is primarily due to a decline in the structural tower business. Operating loss was $8.4 million for the year ended December 31, 2003, and $5.7 million in the same period in 2002. The increase in the operating loss is primarily due to costs associated with non-operating plants.

Twelve Months Ended December 31, 2002 Compared with the Twelve Months Ended December 31, 2001 — Results of Operations

      We changed our year-end in 2001 from March 31 to December 31 and, as a result, included in our Statement of Operations are the twelve months ended December 31, 2002 as compared to the nine months ended December 31, 2001. Compared to the nine-month period, revenues improved $139.5 million due to having an additional three months of operation offset by a drop in revenues for the Rail Group caused by the reduction in North American railcar shipments. Operating profit improved to a profit of $10.7 million compared to a loss of $16.4 million for the nine-month period. The nine-month period included unusual charges of $64.3 million (see “Unusual Charges”). Interest expense also increased as a result of increased debt incurred. Our management discussion and analysis which follows is based on a comparison of the twelve months ended December 31, 2002 to the unaudited comparable twelve months ended December 31, 2001.

      Our net loss for the twelve months ended December 31, 2002 was $19.6 million ($0.43 per diluted common share) as compared to a net loss of $74.4 million ($1.94 per diluted share) for the twelve months ended December 31, 2001, a decrease of the net loss of $54.8 million.

      Revenues. Revenues decreased $279.2 million to $1,487.3 million for the twelve months ended December 31, 2002 compared to $1,766.5 million for the twelve months ended December 31, 2001, a decrease of 15.8%. The decline in revenues was primarily due to the reduction in North American railcar shipments, exiting certain lines of business in the Construction Products Group, All Other groups, and the structural towers business.

      The following table reconciles the revenue amounts discussed under each segment with the consolidated total revenues shown in the Selected Financial Data.

	Twelve months Ended			Twelve Months Ended
	December 31, 2002			December 31, 2001 (Unaudited)

	Revenues			Revenues

	Outside	Intersegment	Total	Outside	Intersegment	Total

	(in millions)
Rail Group	$504.3	$125.1	$629.4	$700.0	$257.5	$957.5
Construction Products Group	503.9	0.9	504.8	543.8	6.5	550.3
Inland Barge Group	211.7	—	211.7	206.6	0.1	206.7
Industrial Products Group	140.1	3.0	143.1	139.9	7.6	147.5
Railcar Leasing and Management Services Group	114.7	—	114.7	114.1	—	114.1
All Other	12.6	26.9	39.5	62.1	43.9	106.0
Eliminations	—	(155.9)	(155.9)	—	(315.6)	(315.6)

Consolidated Total	$1,487.3	$—	$1,487.3	$1,766.5	$—	$1,766.5

      Selling, Engineering and Administrative Expense. Selling, engineering and administrative expenses decreased $18.7 million to $162.6 million for the twelve months ended December 31, 2002 compared to $181.3 million for the twelve months ended December, 31, 2001, a decrease of 10.3%. The decrease was a result of lower head count, cost reduction efforts and special charges of $9.4 million recorded in the prior twelve months.

Operating Profit (Loss)

	Year Ended
	December 31,

	2002	2001

	(in millions)
Rail Group	$(41.5)	$(104.4)
Construction Products Group	48.3	48.9
Inland Barge Group	4.7	11.6
Industrial Products Group	2.4	2.8
Railcar Leasing and Management Services Group	31.3	38.0
All Other	(5.7)	(35.8)
Corporate and Eliminations	(28.8)	(35.7)

Consolidated Total	$10.7	$(74.6)

      Operating profit (loss) improved to a $10.7 million profit for the twelve months ended December 31, 2002 compared to a loss of $74.6 million for the twelve months ended December 31, 2001. Special charges for the twelve months ended December 31, 2001 were $120.1 million. Reduced revenues of $328.1 million in 2002 and unabsorbed overhead due primarily to lower North American railcar volumes caused operating losses in the Rail Group. Operating profit for 2002 for the Inland Barge Group was adversely impacted by $3.2 million in cost incurred related to litigation and related costs. Operations in 2002 for the Industrial Products Group was impacted by a $2.2 million reserve established for a long-term propane tank equipment lease receivable from a customer who began operating under bankruptcy protection during the second quarter. Improved operating margins in the Construction Products and All Other groups were due to exiting unprofitable product lines.

      Other Income and Expense. Other income and expense included interest income, interest expense and other, net. Interest expense, net of interest income increased $9.7 million to $35.1 million for the twelve months ended December 31, 2002 compared to $25.4 million for the twelve months ended December 31, 2001, an increase of 38.2%. The increase was attributed to higher debt levels, to charging off debt issuance costs of $1.3 million related to debt that was replaced with other credit facilities in the current period and lower interest income.

      Other, net was $0.0 million for the twelve months ended December 31, 2002 compared to an expense of $2.6 million for the twelve months ended December 31, 2001. The decrease in expense was due to gains on sale of property, plant and equipment in the 2002 compared to the prior twelve month period and foreign exchange losses in 2002 compared to gains in the prior twelve month period.

      Income Taxes. The provision for income taxes, as a percentage of income before taxes, increased to 19.5% in 2002 from 14.3% in 2001 due primarily to increased state taxes and an increase in the valuation allowance for deferred tax assets.

Rail Group

	Twelve Months
	Ended
	December 31,

	2002	2001

	(in millions)
North American Rail	$349.3	$779.9
Europe Rail	185.8	79.1
Components	94.3	98.5

Revenues	$629.4	$957.5
Operating loss	$(41.5)	$(104.4)
Operating loss margin	(6.6)%	(10.9)%

      Revenues declined 34.3% for the twelve months ended December 31, 2002 compared to the same period in 2001. This decline was due to the current downturn in the North American railcar market. North American railcar shipments dropped approximately 58% compared to the prior year to approximately 4,800 railcars. Operating profit (loss) for the twelve months ended December 31, 2001 included restructuring charges of $97.5 million (see “Unusual Charges”). Operating profit (loss) margins, excluding unusual charges, were impacted by lower production levels and price pressures in the current competitive environment.

      In the twelve months ended December 31, 2002, railcar sales to Railcar Leasing and Management Services Group included in the Rail Group results were $119.0 million compared to $250.3 million in the comparable period in 2001 with operating profit of $5.9 million in 2002 compared to $12.4 million for the same period in 2001. Sales to Railcar Leasing and Management Services Group and related profits are eliminated in consolidation.

Construction Products Group

	Twelve Months
	Ended
	December 31,

	2002	2001

	(in millions)
Revenues	$504.8	$550.3
Operating profit	$48.3	$48.9
Operating profit margin	9.6%	8.9%

      Revenues declined 8.3% for the twelve months ended December 31, 2002 compared to the same period in 2001. The decrease in revenues consisted of approximately $13.5 million attributable to closing under performing concrete and aggregate locations in Louisiana in the second quarter and exiting the sheet pile, flange and valve product lines and approximately $27.0 million due to reduced demands in several business lines. Revenue also declined by $7.9 million due to inclement weather in the fourth quarter. These decreases were offset by price increases aggregating $10.7 million. Operating profit for the twelve months ended December 31, 2001 included other charges of $0.9 million (see “Unusual Charges”). Operating profit margins increased as a result of cost reductions in the Concrete and Aggregates business, elimination of unprofitable products, and efficiency improvements in the Bridge business partially offset by steel cost increases in the Highway Safety business not passed on to customers.

Inland Barge Group

	Twelve Months
	Ended
	December 31,

	2002	2001

	(in millions)
Revenues	$211.7	$206.7
Operating profit	$4.7	$11.6
Operating profit margin	2.2%	5.6%

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

Industrial Products Group

	Twelve Months
	Ended
	December 31,

	2002	2001

	(in millions)
Revenues	$143.1	$147.5
Operating profit	$2.4	$2.8
Operating profit margin	1.7%	1.9%

      Revenues decreased 3.0% for the twelve months ended December 31, 2002 compared to the same period in 2001. The decrease in revenues is primarily due to a reduction in tank heads sales offset by an increase in Mexico propane tank transport equipment sales. Operating income in 2002 was impacted by a $2.2 million reserve established for a long-term propane tank equipment lease receivable from a customer who began operating under bankruptcy protection during the second quarter.

Railcar Leasing and Management Services Group

	Twelve Months
	Ended
	December 31,

	2002	2001

	(in millions)
Revenues
Leasing and management	$109.9	$91.6
Lease fleet sales	4.8	22.5

Total revenues	$114.7	$114.1

Operating Profit
Leasing and management	$29.7	$35.2
Lease fleet sales	1.6	2.8

Total operating profit	$31.3	$38.0
Operating profit margin	27.3%	33.3%

      Revenues for this group include railcar lease revenue and management fees as well as sales of railcars from our lease fleet. Railcar lease revenue and management fees increased $18.3 million over the prior year due to the increase in the size of the lease fleet that includes both company-owned railcars and railcars we lease under operating leases. Operating profit is down due to the increased size of the fleet that we lease compared to the fleet we own. This shift resulted from the fact that, in the March quarter of 2001, we were building a substantial portfolio of lease railcars that were subsequently moved from owned railcars to leased railcars later in the year in a sale/leaseback transaction. The reason that leased railcars result in lower operating profit margins is that operating lease expense on the railcars we lease includes both a depreciation component and an interest component that is charged to operating expense. For owned railcars, only a depreciation component is charged to operating expense. Selling, engineering and administrative expense also increased due to our strategy to grow both the lease fleet and the managed car fleet. For the year, the operating profit margin declined 7%, of which 2% was due to pricing and utilization, 2.5% due to increased maintenance expenses and 2.5% due to the growth in the lease fleet and marketing expenses.

      Revenues from the sale of railcars from the lease fleet were $4.8 million in the twelve months ended December 31, 2002 and $22.5 million in 2001. Operating profits on these sales were $1.6 million for the twelve months ended December 31, 2002 and $2.8 million in 2001.

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

Unusual Charges

      During the twelve months ended December 31, 2001, we recorded special pretax charges of approximately $122.2 million, $86.1 million net of tax or $2.25 per share, related primarily to restructuring our Rail Group in connection with the Thrall merger, additional plant closings, severance, asset write downs and a litigation reserve for an adverse jury verdict announced May 14, 2001. Of these charges, $120.1 million were charged to operating profit. These charges are reflected in the following income statement categories and segments for the twelve months ended December 31, 2001. (in millions).

					Railcar
					Leasing &
		Construction	Inland	Industrial	Management	Corporate &
	Rail	Products	Barge	Products	Services	Other	Total

Cost of revenues	$92.0	$0.8	$—	$—	$—	$17.9	$110.7
Selling, engineering & administrative	5.5	0.1	—	—	—	3.8	9.4

Charged to operating profit	$97.5	$0.9	$—	$—	$—	$21.7	$120.1

      During the nine months ended December 31, 2001, we recorded special pretax charges of approximately $66.4 million, $50.4 million net of tax or $1.30 per share, related primarily to restructuring our Rail Group in connection with the Thrall merger and other matters. Of these charges, $64.3 million were charged to operating profit. These charges are reflected in the following income statement categories and segments (in millions).

					Railcar
					Leasing &
		Construction	Inland	Industrial	Management	Corporate &
	Rail	Products	Barge	Products	Services	Other	Total

Cost of revenues	$46.1	$0.8	$—	$—	$—	$9.9	$56.8
Selling, engineering & administrative	4.2	0.1	—	—	—	3.2	7.5

Charged to operating profit	$50.3	$0.9	$—	$—	$—	$13.1	$64.3

      Unusual charges reported in other expenses amounted to $2.1 million primarily for the write down of equity investments during the twelve months and nine months ended December 31, 2001.

      During the fiscal year ended March 31, 2001, we recorded pre-tax charges of approximately $173.3 million, $110.9 million net of tax or $2.96 per share, primarily related to the restructuring of our Rail Group, investment and asset write downs, litigation reserves and other charges. Of these charges, $140.9 million were charged to operating profit. These charges are reflected in the following income statement categories and segments (in millions):

					Railcar
					Leasing &
		Construction	Inland	Industrial	Management	Corporate &
	Rail	Products	Barge	Products	Services	Other	Total

Cost of revenues	$73.7	$13.7	$4.4	$0.7	$—	$32.8	$125.3
Selling, engineering & administrative	6.7	—	—	—	—	8.9	15.6

Charged to operating profit	$80.4	$13.7	$4.4	$0.7	$—	$41.7	$140.9

      Unusual charges reported in other expenses amounted to $32.4 million primarily for the write down of equity investments in fiscal year 2001.

      Unusual charges of $55.8 million related to the three months ended March 31, 2001 are included in both the fiscal year ended March 31, 2001 and the twelve months ended December 31, 2001 amounts.

Liquidity and Capital Resources

2003 Financing Activity

      In June 2003, we issued 600 shares of Series B Redeemable Convertible Preferred Stock. Each Share of Series B preferred stock has an initial liquidation value of $100,000 per share. The liquidation value, plus accrued but unpaid dividends, is payable on June 25, 2008, the mandatory redemption date, at our option in cash or in shares of common stock valued at 90% of the then current market price of our common stock. Each share of Series B preferred stock may be converted at any time at the option of the holder into shares of our common stock, based on the initial conversion price of $22.46 per share, which is the equivalent to 4,452 shares of common stock for each $100,000 initial liquidation preference. Holders of the Series B preferred stock are entitled to receive dividends payable semi-annually, on July 1 and January 1 of each year, beginning January 1, 2004 at an annual rate of 4.5% of the liquidation preference. We may, at our option, pay dividends either in cash or in shares of our common stock at the then current market price. All dividends paid through January 2004 have been paid in cash. The holders of Series B preferred stock are entitled to vote with the holders of the common stock on an as-if converted basis on all matters brought before the stockholders. The Series B preferred stock has been classified outside the Stockholders’ Equity section because there is not absolute assurance that the number of authorized and unissued common shares would be adequate to redeem the Series B preferred stock. At December 31, 2003, the number of shares authorized and unissued would be adequate to redeem the Series B preferred stock as long as the market value of our common stock was at least $1.37 per share.

      In August 2003, Trinity Industries Leasing Company expanded its $200.0 million non-recourse warehouse facility to finance or refinance railcars acquired or owned by TILC to $300.0 million. TILC also extended the term through August 2004 and unless renewed would be payable in three equal installments in March 2005, September 2005, and March 2006. Advances under the facility bear interest at LIBOR plus 1.375% (2.545% at December 31, 2003). At December 31, 2003, $228.9 million was available under this facility.

      In September 2003, we modified the terms of our $425.0 million secured credit agreement. We modified the debt covenants under the agreement to separate our leasing and manufacturing operations for debt compliance purposes and paid off $25.0 million of the 5-year term commitment. The agreement calls for quarterly payments of principal on the term debt in the amount of $375,000 beginning September 30, 2002 through June 30, 2006 and $36.0 million beginning on September 30, 2006 and ending on the maturity date. Amounts borrowed under the revolving commitment bear interest at LIBOR plus 2.25% (there were no borrowings on December 31, 2003). Amounts borrowed under the term commitment bear interest at LIBOR plus 3.25% (4.40% at December 31, 2003). At December 31, 2003, $122.8 million was borrowed under this agreement. At December 31, 2003, the most restrictive of the debt covenants based on trailing twelve month calculations as defined by the debt agreements allows for approximately $73.9 million additional principal and approximately $8.1 million and $10.5 million additional annual interest expense for leasing and manufacturing operations, respectively.

      During 2004, we will consider restructuring and/or refinancing certain debt agreements if we believe it would be in the best interests of the Company.

Credit Ratings

      On July 2, 2003, Moody’s Investors Services lowered our corporate credit rating to Ba2 with stable outlook. This downgrade in our credit rating had the effect of increasing the interest rate on the revolving commitment under our bank lines by  1/4%. We had no borrowings under our revolver as of December 31, 2003. The change in interest rate on the revolver, combined with the change in interest rates on our term loans associated with the December 30, 2002 Standard & Poor’s rating change to BB with stable outlook, restricted up to $12.0 million of future cash flows from our off balance sheet railcar financing arrangement, and in the current environment, could impact interest rates on any new financing arrangements but will not result in acceleration of any obligations. Any further downgrade by either Standard & Poor’s or Moody Investors Service would not result in any further increase in interest rates or acceleration of obligations under our existing bank lines.

Cash Flows

      Operating Activities. Net cash provided by operating activities for the year ended December 31, 2003 was $114.9 million compared to $120.7 million for the same period in 2002. Net cash provided by operating activities in 2003 was impacted by the collection of approximately $73.8 million in income tax refunds. Net cash provided by operating activities in 2002 was impacted by decreasing working capital needs, which was reflected in the downturn of the business in 2002.

      Investing Activities. Net cash required by investing activities for the year ended December 31, 2003 was $40.9 million compared to $151.1 million for the comparable period of 2002.

      The increase in capital spending for the Railcar Leasing and Management Services Group for 2003 is reflective of additions made to the lease fleet of $264.7 million compared to $134.5 million in 2002. Other capital expenditures by other segments in 2003 totaled $20.2 million compared to $37.7 million in 2002. Proceeds from the sale of property, plant and equipment for the year ended December 31, 2003 of $251.6 million was composed primarily of the sale of railcars from the lease fleet and other assets, compared to the same period in 2002 of $22.5 million which was composed primarily of the sale of closed facilities. During 2003, we had six acquisitions primarily in the Construction Products Group with a combined purchase price, net of cash acquired, of $7.6 million, compared to $1.4 million, net of cash acquired in 2002.

      Financing Activities. Cash required for financing activities during the year ended December 31, 2003 was $47.1 million compared to cash provided by financing activities of $27.3 million for the comparable period of 2002. During 2003 our financing activities included cash proceeds of $57.6 million from the issuance of the Series B Redeemable Convertible Preferred Stock. For the year ended December 31, 2003, debt was reduced by $93.7 million.

Off Balance Sheet Arrangements

      The Railcar Leasing and Management Services Group (“Leasing Group”) has completed a series of financing transactions. During the nine months ended December 31, 2001, the Leasing Group completed a lease arrangement for $199.0 million in railcars. The Leasing Group sold the railcars to an independent trust. The trust financed the purchase of the railcars with $151.3 million in debt and $47.7 million in equity provided by a large independent financial institution. The equity participant in the trust is considered to be the primary beneficiary of the trust. The Leasing Group’s primary liability is its commitments on the operating leases discussed below. An independent trustee for the trust has authority for appointment of the railcar fleet manager.

      During the year ended December 31, 2003, the Leasing Group completed another transaction whereby $235.0 million of railcars were sold to three separate owner trusts. Two of the trusts financed the purchase of the railcars with $155.0 million in debt and $45.0 million in third party equity. The equity participants in the two trusts are the primary beneficiaries of the trusts. The remaining trust equity was capitalized with a contribution of $9.5 million from the Leasing Group and outside debt of $25.6 million (see Notes 9 and 10 of our Consolidated Financial Statements). Because the Leasing Group is currently the sole equity participant of the third trust, the Leasing Group is the primary beneficiary and therefore the trust is currently included in the consolidated financial statements. When an outside equity investor purchases the equity position in the third trust, it is anticipated that the Leasing Group will no longer be the primary beneficiary and the third trust will no longer be consolidated.

      The Leasing Group, through newly formed, wholly owned qualified subsidiaries, leased railcars from the trusts under operating leases with terms of 22 years, and subleased the railcars to independent third party customers under shorter term operating leases. These qualified subsidiaries had total assets as of December 31, 2002 of $53.9 million and as of December 31, 2003 $111.0 million including cash of $31.8 million, of which $6.6 million was collateral for the equity participant of one of the trusts, and Leasing Group railcars of $70.7 million. The cash (other than the $6.6 million) and railcars are pledged to collateralize the lease obligations to the trusts and are included in the consolidated financial statements of the Company. We do not guarantee the performance of the subsidiaries’ lease obligations. Future operating lease obligations of the Leasing Group’s subsidiaries under the lease agreements are as follows (in millions): 2004 — $37.4; 2005 — $36.6; 2006 — $34.2; 2007 — $33.5; 2008 — $33.4 and $463.0 thereafter. Future minimum rental revenues from subleased railcars as of December 31, 2003 are as follows (in millions); 2004 — $46.2; 2005 — $41.5; 2006 — $36.1; 2007 — $29.3; 2008 — $23.8 and $140.2 thereafter.

      Under the terms of the operating lease agreements, the Leasing Group has the option to purchase at a predetermined, fixed price, certain of the railcars from the trusts in 2017 and other railcars in 2018. The Leasing Group also has options to purchase the railcars at the end of the respective lease agreements in 2023 and 2025 at the then fair market value of the railcars as determined by a third party, independent appraisal. At the expiration of the operating lease agreements, we have no further obligations thereunder.

      The Leasing Group, under the terms of the servicing and remarketing agreements, is required to endeavor, consistent with customary commercial practice as would be used by a prudent person, to maintain railcars under lease for the benefit of the trusts. The Leasing Group also receives management fees under the terms of the agreements. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties, to be available to Trinity.

      The sales of the railcars by us to the trusts were accounted for as a sale/leaseback transaction. No revenue or profit was recorded at the time of the transactions and all profit was deferred and is being amortized over the terms of the operating leases. Neither the assets, the liabilities, nor equity of the trusts are reflected on our balance sheet except for the one trust where we are currently the primary beneficiary.

Employee Retirement Plans

      As disclosed in note 13 of our Consolidated Financial Statements, the projected benefit obligation for the employee retirement plans exceed the plans’ assets by $64.9 million as of December 31, 2003 as compared to $74.2 million as of December 31, 2002. Approximately $27 million of the change was due to return on plan assets offset by $18 million due to changing the obligation discount rate used in the actuarial assumptions to 6.25% from a previous rate of 6.75%. Employer contributions for the year ending December 31, 2004 are expected to be $21.3 million compared to $9.7 million for the year ended December 31, 2003.

Future Operating Requirements

      We expect to finance future operating requirements with cash flows from operations, and depending on market conditions, long-term and short-term debt and privately placed equity.

Contractual Obligations and Commercial Commitments

      As of December 31, 2003, we had the following contractual obligations.

		Payments Due By Period

		1 Year	2-3	4-5	After
Contractual Obligations	Total	or Less	Years	Years	5 Years

	(in millions)
Debt — Recourse, excluding interest	$298.0	$2.2	$125.3	$104.9	$65.6
Capital lease obligations	0.5	0.2	0.3	—	—
Operating leases	29.9	8.9	11.4	7.0	2.6
Purchase obligations(1)	274.2	273.0	1.2	—	—
Employee retirement plans	21.3	21.3	—	—	—
Other	46.8	16.9	23.4	6.5	—

Total	$670.7	$322.5	$161.6	$118.4	$68.2

(1)	Non-cancelable purchase obligations are primarily for steel purchases.

      As of December 31, 2003, we had the following other commercial commitments (in millions):

		Amount of Commitment Expiration
		Per Period
	Total
	Amounts	1 Year	2-3	4-5	After
Other Commercial Commitments	Committed	or Less	Years	Years	5 Years

Debt — Non-recourse, excluding interest	$96.7	$1.5	$72.5	$2.3	$20.4
Letters of Credit	116.4	106.1	7.2	—	3.1
Leasing Group — Operating leases	638.1	37.4	70.8	66.9	463.0

	$851.2	$145.0	$150.5	$69.2	$486.5

Critical Accounting Policies and Estimates

      Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, property, plant and equipment, goodwill, income taxes, warranty obligations, insurance, restructuring costs, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Long-lived Assets

      We periodically evaluate the carrying value of long-lived assets to be held and used for potential impairment. The carrying value of a long-lived asset to be held and used is considered impaired when the carrying value is not recoverable and the fair value of the asset is less than its carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the estimated cost to dispose of the assets.

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

Warranties

      We provide for the estimated cost of product warranties at the time we recognize revenue. We base our estimates on historical warranty claims. We also provide for specifically identified warranty obligations. Should actual claim rates differ from our estimates, revisions to the estimated warranty liability would be required.

Insurance

      We are self-insured for workers’ compensation claims. A third-party administrator processes all such claims. We accrue our workers’ compensation liability based upon independent actuarial studies. To the extent actuarial assumptions change and claims experience rates differ from historical rates, our liability may change.

Contingencies and Litigation

      We are currently involved in certain legal proceedings. As discussed in Note 17 of our consolidated financial statements, as of December 31, 2003, we have accrued our estimate of the probable settlement or judgment costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to these proceedings.

Environmental

      We are involved in various proceedings related to environmental matters. We have provided reserves to cover probable and estimable liabilities with respect to such proceedings, taking into account currently available information and our contractual rights of indemnification. However, estimates of future response costs are necessarily imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings or, if we were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to us.

Forward-Looking Statements

      Some statements in this Form 10-K (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filing with the Securities and Exchange Commission, news releases, conferences, World Wide Web postings or otherwise) which are not historical facts, may be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about Trinity’s estimate, expectations, beliefs, intentions or strategies for the future, and the assumptions underlying these forward-looking statements. Trinity uses the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify these forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience of our present expectations. Factors that could cause these differences include, but are not limited to:

•	market conditions and demand for our products;

•	the cyclical nature of both the railcar and barge industries;

•	variations in weather in areas where construction products are sold and used;

•	the timing of introduction of new products;

•	the timing of customer orders;

•	price changes;

•	changes in mix of products sold;

•	the extent of utilization of manufacturing capacity;

•	availability and costs of component parts, supplies and raw materials;

•	competition and other competitive factors;

•	changing technologies;

•	steel prices;

•	surcharges added to fixed pricing agreements for raw materials,

•	interest rates and capital costs;

•	long-term funding of our leasing warehouse facility;

•	taxes;

•	the stability of the governments and political and business conditions in certain foreign countries, particularly Mexico and Romania;

•	changes in import and export quotas and regulations;

•	business conditions in emerging economies;

•	results of litigation; and

•	legal, regulatory and environmental issues.

      Any forward-looking statement speaks only as of the date on which such statement is made. Trinity undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

      Additional Factors That May Affect Future Results. We caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of our Company. These risks and uncertainties include, but are not limited to, those risks described below. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The cautionary statements below discuss important factors that could cause our business, financial condition, operating results and cash flows to be materially adversely affected.

      The cyclical nature of our business results in lower revenues during economic downturns. We operate in cyclical industries. Downturns in overall economic conditions usually have a significant adverse effect on cyclical industries due to a decreased demand for new and replacement products. Decreased demand could continue to result in lower sales volumes, lower prices and/or a loss of profits. The railcar industry recently experienced a deep down cycle and operated with a minimal backlog. If this down cycle were to return we could experience increased losses and could make plant closures, suspend production and incur related costs.

      Litigation claims could adversely affect our operating results. We and our subsidiaries are currently and may from time to time be involved in various legal proceedings arising out of our operations. In one such legal proceeding, we and our wholly owned subsidiary, Trinity Marine Products, or TMP, have been named co-defendants in six separate lawsuits filed by certain purchasers of our inland barges. These claims assert damages arising from alleged defects in coating materials supplied by a co-defendant and coatings application workmanship by TMP. The plaintiffs in these cases seek compensatory and punitive damages and/or rescission of the barge purchase contracts. In one of the six cases, the plaintiff has petitioned the court for certification of a class, which if certified by the court could potentially increase the total number of barges involved in the litigation. Absent class certification in this case, the other five suits involve 48 tank barges sold at an approximate average price of $1.4 million, and 140 hopper barges sold at an approximate average price of $280,000. In addition, as of February 15, 2004, two of the plaintiffs owed TMP approximately $11.5 million related to contracts for barges not involved in the litigation, of which $10.5 million was past due. In October 2003, we entered into a settlement agreement with one of these purchasers, pursuant to which our leasing subsidiary purchased 11 barges leased to a barge operator under long-term bareboat charter agreements for $19.1 million and succeeded the purchaser as lessor. The purchase price approximated the estimated fair market value of the operating leases and residual value of the barges. In an unrelated claim, we filed a declaratory judgment action against purchasers of certain of our inland barges, coating manufacturers and these manufacturers’ insurance carriers with respect to TMP’s rights and obligations regarding 65 tank barges sold to such purchasers. In December 2003, these purchasers filed a reconventional demand for alleged coating defects, claiming $6.5 million in actual damages and $10 million in punitive damages.

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

      We have appealed a final judgment in the amount of $33.9 million (inclusive of fees, costs and judgment interest) against Transit Mix Concrete and Materials Company, Inc., our wholly owned subsidiary, relating to an employee of an independent contractor who died following an accident that occurred while working at one of our manufacturing facilities. We believe we are insured for liability in this case, if any, in excess of $3.0 million.

      We are also involved in other claims and lawsuits incidental to our current and former subsidiaries’ businesses. Based on information currently available to us, it is management’s opinion that our ultimate liability, if any, for such claims and lawsuits, including those matters associated with our use of products manufactured by others and alleged to contain asbestos, in the aggregate will not have a material adverse effect on our business, operations or overall financial condition. However, resolutions of claims or lawsuits by settlement or otherwise could have a significant impact on our operating results for the reporting period in which any such resolution occurs.

      While we maintain reserves and liability insurance at coverage levels based upon commercial norms in our industries, we cannot assure you that our reserves will be adequate to cover these claims or lawsuits or any future claims or lawsuits arising from our businesses, and that any such claims or lawsuits will not have a material adverse effect on our business, operations or overall financial condition. See “Business — Legal Proceedings.”

      Increases in the price and demand for steel could adversely affect our operating results. The principal material used by us in our railcar, inland barge and industrial products operating segments is steel. At the current time, the price of steel in the United States is increasing due to several factors. Primary causes are the significant increase in scrap prices, increased US demand, lack of foreign imports, reduced capacity due to consolidation and scarcity of other raw inputs. Raw inputs, especially scrap, are in tight supply due to foreign demand, primarily from China. China is absorbing not only raw inputs but also significant amounts of global supply. US imports are also limited because of the weak US dollar and the significant increase in global freight rates. Spot market pricing for plate products and hot-rolled coil has shown a substantial increase over the last six months. Some of our steel suppliers have implemented surcharges based on rising steel prices.

      These steel market issues are also negatively impacting the price and availability of key railcar and barge components, many of which are manufactured predominantly through the use of scrap or steel. Many of our suppliers of subassemblies and parts are smaller companies which may experience higher steel prices and limited access in times of tight supply. Also, due to consolidation and challenging industry conditions, there are only one major and two smaller US suppliers of large railroad castings for freightcars. While we believe we have contracts and other relationships in place sufficient to meet our current product forecasts, any unanticipated interruption in our supply chain or further raw material price increases would have an impact on both our margins and production schedules as we work to meet market demands. See “— Business — Raw materials and suppliers.”

      We have potential exposure to environmental liabilities, which may increase costs and lower profitability. Our operations are subject to extensive and frequently changing federal, state and local environmental laws and regulations, including those dealing with air quality and the handling and disposal of waste products, fuel products and hazardous substances. In particular, we may incur remediation costs and other related expenses because:

•	some of our manufacturing facilities were constructed and operated before the adoption of current environmental laws and the institution of compliance practices; and

•	some of the products that we manufacture are used to transport hazardous materials.

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

      If our railcar leasing subsidiary’s inability to obtain acceptable long-term financing of its railcar lease fleet could adversely effect our operating results. Trinity Industries Leasing Company, or TILC, our wholly owned captive leasing subsidiary, uses borrowings under a warehouse facility to initially finance the railcars it purchases from us. Borrowings under the warehouse facility are secured by the specific railcars financed by such borrowings and the underlying leases. The warehouse facility is nonrecourse to us and to our other subsidiaries other than Trinity Rail Leasing Trust II, or TRL II, the special purpose subsidiary of TILC that is the borrower under the warehouse facility. Borrowings under the warehouse facility are available through August 2004, and unless renewed would be payable in three equal installments in March 2005, September 2005, and March 2006. A decline in the value of the railcars securing borrowings under the warehouse facility, or in the creditworthiness of the lessees under the associated leases, could adversely impact TRL II’s ability to obtain long-term financing for such railcars. Additionally, fluctuations in interest rates from the time TRL II purchases railcars with short-term borrowings under the warehouse facility and the time TRL II obtains permanent financing for such railcars could adversely affect our profitability on the leasing of the railcars and could have an adverse impact on our financial results. If TRL II is unable to obtain long-term financing to replace borrowings under the warehouse facility, Trinity may decide to satisfy TRL II’s indebtedness under the warehouse facility or the lenders under the warehouse facility may foreclose on the portion of TRL II’s lease fleet pledged to secure this facility. As of December 31, 2003, there was $71.1 million of indebtedness outstanding and $228.9 million of additional borrowing capacity under the warehouse facility.

      We may be unable to remarket leased railcars on favorable terms, which could adversely affect our operating results. The profitability of our railcar leasing business is dependent in part on our ability to re-lease or sell railcars we own upon the expiration of existing lease terms. Our ability to remarket leased railcars profitably is dependent upon several factors, including, among others:

•	the cost of and demand for newer models;

•	the availability in the market generally of other used or new railcars;

•	the degree of obsolescence of the leased railcars;

•	prevailing market and economic conditions, including interest and inflation rates;

•	the need for refurbishment;

•	the cost of materials and labor; and

•	volume of railcar traffic.

A downturn in the industries in which our lessees operate and decreased demand for railcars could also increase our exposure to remarket risk because lessees may demand shorter lease terms, requiring us to remarket leased railcars more frequently. Furthermore, the resale market for previously leased railcars has a limited number of potential buyers. Our inability to re-lease or sell leased railcars on favorable terms could adversely effect our operating results.

      Fluctuations in the supply of component parts used in the production of our products could have a material adverse effect on our ability to cost effectively manufacture and sell our products. A significant portion or our business depends on the adequate supply of numerous specialty components such as brakes, wheels, side frames and bolsters at competitive prices. We depend on third-party suppliers for a significant portion of our component part needs. Specialty components comprise a significant portion of the production cost of each railcar we manufacture. Due to consolidations and challenging industry conditions, the number of alternative suppliers of specialty components has declined in recent years, though generally a minimum of three suppliers continue to produce each type of component we use in our products. While we endeavor to be diligent in contractual relationships with our suppliers, a significant decrease in the availability of specialty components could materially increase our cost of goods sold or prevent us from manufacturing our products on a timely basis.

      Reductions in the availability of energy supplies or an increase in energy costs may adversely affect our operating results. We use natural gas at our manufacturing facilities and use diesel fuel in vehicles to transport our tank containers to custom-

ers and to operate our plant equipment. Over the past three years, prices for natural gas have fluctuated significantly. An outbreak or escalation of hostilities between the United States and any foreign power and, in particular, a prolonged armed conflict in the Middle East, could result in a real or perceived shortage of petroleum and/or natural gas, which could result in an increase in the cost of natural gas prices or energy generally. Future limitations on the availability or consumption of petroleum products and/or an increase in energy costs, particularly natural gas for plant operations and diesel fuel for vehicles and plant equipment, could have an adverse effect upon our ability to conduct our business cost effectively. The likelihood of such an occurrence or its duration, and its ultimate effect on our operations, cannot be reasonably predicted at this time.

      Our manufacturer’s warranties expose us to potentially significant claims. We warrant the workmanship and materials of many of our products under limited warranties. Accordingly, we may be subject to significant warranty claims in the future such as multiple claims based on one defect repeated throughout our mass production process or claims for which the cost of repairing the defective part is highly disproportionate to the original cost of the part. These types of warranty claims could result in costly product recalls, significant repair costs and damage to our reputation.

      Increasing insurance claims and expenses could adversely affect our operating results. The nature of our business subjects us to product liability, property damage and personal injury claims, especially in connection with the repair and manufacture of products that transport hazardous or volatile materials. We maintain reserves and liability insurance coverage at levels based upon commercial norms in the industries in which we operate and our historical claims experience. Over the last several years, insurance carriers have raised premiums for many companies operating in our industries. Increased premiums may further increase our insurance expense as coverages expire or cause us to raise our self-insured retention. If the number or severity of claims for which we are self-insured increases, we could suffer costs in excess of our reserves. An unusually large liability claim or a string of claims based on a failure repeated throughout our mass production process may exceed our insurance coverage or result in direct damages if we were unable or elected not to insure against certain hazards because of high premiums or other reasons. In addition, the availability of, and our ability to collect on, insurance coverage is often subject to factors beyond our control. Moreover, any accident or incident involving us, even if we are fully insured or not held to be liable, could negatively affect our reputation among customers and the public, thereby making it more difficult for us to compete effectively, and could significantly affect the cost and availability of insurance in the future.

      Risks related to our operations outside of the United States could adversely impact our respective operating results. Our operations outside of the United States are subject to the risks associated with cross-border business transactions and activities. Political, legal, trade or economic changes or instability could limit or curtail our respective foreign business activities and operations. Some foreign countries where we operate have regulatory authorities that regulate railroad safety, railcar design and railcar component part design, performance and manufacture used on their railroad systems. If we fail to obtain and maintain certifications of our railcars and railcar parts within the various foreign countries where we operate, we may be unable to market and sell our railcars in those countries. In addition, unexpected changes in regulatory requirements, tariffs and other trade barriers, more stringent rules relating to labor or the environment, adverse tax consequences and price exchange controls could limit operations and make the manufacture and distribution of our products difficult. Furthermore, any material change in the quotas, regulations or duties on imports imposed by the U.S. government and agencies or on exports by the government of Mexico or its agencies could affect our ability to export the railcars and propane tanks that we manufacture in Mexico. Our Mexican subsidiary currently purchases steel from a company operating under a judicial declaration of suspension of payments. We had approximately $23.7 million of funds on deposit, as of December 31, 2003, which are used along with other funds from us to purchase steel. While our understanding of Mexican law is that all funds on deposit are required to be returned to us regardless of whether or not the supplier is able to operate under the declaration of suspension of payments, the uncertainty of the legal environment in these and other areas could limit our ability to enforce our rights effectively.

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

      Repercussions from terrorist activities or armed conflict could harm our business. Terrorist activities, anti-terrorist efforts and other armed conflict involving the United States or its interests abroad may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. In particular, the negative impacts of these events may affect the industries in which we operate. This could result in delays in or cancellations of the purchase of our products or shortages in raw materials or component parts. Any of these occurrences could have a significant adverse impact on our operating results, revenues and costs.

      If we fail to meet the regulatory requirements applicable to the industries in which we operate, our operations could be adversely affected. We are subject to extensive regulation by governmental regulatory and industry authorities. Our railcar operations are subject to regulation by the Environmental Protection Agency, the Research and Special Programs Administration, a division of the Department of Transportation; the Federal Railroad Administration, a division of the Department of Transportation, and the Association of American Railroads. These organizations establish rules and regulations for the railcar industry, including construction specifications and standards for the design and manufacture of railcars; mechanical, maintenance and related standards for railcars; safety of railroad equipment, tracks and operations; and packaging and transportation of hazardous materials. Future changes that affect compliance costs may have a material adverse effect on financial conditions and operations.

      Our inland barge operations are subject to regulation by the United States Coast Guard; the National Transportation Safety Board; the United States Customs Service; the Maritime Administration of the United States Department of Transportation; and private industry organizations such as the American Bureau of Shipping. These organizations establish safety criteria, investigate vessel accidents and recommend improved safety standards. Violations of these regulations and related laws can result in substantial civil and criminal penalties as well as injunctions curtailing operations.

      Our operations are also subject to regulation of health and safety matters by the United States Occupations Safety and Health Administration. We believe that we employ appropriate precautions to protect our employees and others from workplace injuries and harmful exposure to materials handled and managed at our facilities. However, claims may be asserted against us for work-related illnesses or injury, and our operations may be adversely affected by the further adoption of occupational health and safety regulations in the United States or in foreign jurisdictions in which we operate. We are unable to predict the ultimate cost of compliance with these health and safety laws and regulations. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings or if we were found to be responsible for liable in any litigation or proceedings, that such costs would not be material to us.

      We may be required to reduce our inventory carrying values, which would negatively impact our financial results. We are required to record our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. We have recorded reductions in inventory carrying values in recent periods due to discontinuance of product lines as well as changes in market conditions due to changes in demand requirements. We may be required to reduce inventory carrying values in the future due to a decline in market conditions in the railcar business, which could have an adverse effect on our financial condition and results of operations.

      We may be required to reduce the value of our long-lived assets and/or goodwill, which would adversely impact our financial condition and results of operations. We periodically evaluate the carrying values of our long-lived assets to be held and used for potential impairment. The carrying value of a long-lived asset to be held and used is considered impaired when the fair value of the asset is less than the carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the estimated cost to dispose of the assets. In addition, we are required, at least annually, to evaluate goodwill related to acquired businesses for potential impairment indicators that are based on legal factors, market conditions in the United States and Europe and operational performance of our acquired businesses. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss related to reductions in the value of our long-lived assets or our goodwill would have an adverse impact on our financial condition and results of operations.

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

      Additional Information. Our Internet website address is www.trin.net. Information on the website is available “free of charge”. We make available on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto, as soon as reasonably practicable after such material is filed with, or furnished to, the SEC.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Our earnings are affected by changes in interest rates due to the impact those changes have on our variable rate debt obligations, which represented approximately 56% our total debt as of December 31, 2003. We have hedged a portion of this exposure with interest rate swaps leaving approximately 18% of our total debt exposed to fluctuations in interest rates. If interest rates average one percentage point more in fiscal year 2004 than they did during in 2003, our interest expense would increase by approximately $0.7 million. In comparison, at December 31, 2002, we estimated that if interest rates averaged one percentage point more in fiscal year 2003 than they did during the year ended December 31, 2002, interest expense would have increased by approximately $3.1 million. The impact of an increase in interest rates was determined based on the impact of the hypothetical change in interest rates and scheduled principal payments on our variable-rate debt obligations as of December 31, 2003 and 2002.

      In addition, we are subject to market risk related to our net investments in our foreign subsidiaries. The net investment in foreign subsidiaries as of December 31, 2003 is $110.9 million. However, the impact of such market risk exposures as a result of foreign exchange rate fluctuations has not been material to us.

Item 8.	Financial Statements and Supplementary Data.

Trinity Industries, Inc.

Report of Independent Auditors

The Board of Directors and Stockholders

     Trinity Industries, Inc.

      We have audited the accompanying consolidated balance sheets of Trinity Industries, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and stockholders’ equity for the years ended December 31, 2003 and 2002, and the nine months ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trinity Industries, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years ended December 31, 2003 and 2002, and the nine months ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

Dallas, Texas
February 20, 2004

Trinity Industries, Inc. and Subsidiaries

Consolidated Statements of Operations

				Nine Months	Nine Months
	Year Ended	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2003	2002	2001	2001	2000

			(unaudited)		(unaudited)

	(in millions except per share data)
Revenues	$1,432.8	$1,487.3	$1,766.5	$1,347.8	$1,485.6
Operating costs:
Cost of revenues	1,260.4	1,314.0	1,659.8	1,234.5	1,331.4
Selling, engineering and administrative expenses	159.0	162.6	181.3	129.7	162.1

	1,419.4	1,476.6	1,841.1	1,364.2	1,493.5

Operating profit (loss)	13.4	10.7	(74.6)	(16.4)	(7.9)
Other (income) expense:
Interest income	(0.7)	(1.2)	(3.9)	(2.5)	(5.5)
Interest expense	34.9	36.3	29.3	21.7	21.3
Other, net	(6.5)	—	2.6	4.9	30.5

	27.7	35.1	28.0	24.1	46.3

Loss before income taxes	(14.3)	(24.4)	(102.6)	(40.5)	(54.2)
Provision (benefit) for income taxes:
Current	(14.4)	(60.8)	(10.7)	3.3	17.8
Deferred	10.1	56.0	(17.5)	(9.1)	(37.3)

	(4.3)	(4.8)	(28.2)	(5.8)	(19.5)

Net loss	(10.0)	(19.6)	(74.4)	(34.7)	(34.7)
Dividends on Series B preferred stock	(1.6)	—	—	—	—

Net loss applicable to common shareholders	$(11.6)	$(19.6)	$(74.4)	$(34.7)	$(34.7)

Net loss per common share:
Basic	$(0.25)	$(0.43)	$(1.94)	$(0.90)	$(0.92)

Diluted	$(0.25)	$(0.43)	$(1.94)	$(0.90)	$(0.92)

Weighted average number of shares outstanding:
Basic	45.6	45.3	38.3	38.7	37.6
Diluted	45.6	45.3	38.3	38.7	37.6

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
	2003	2002

	(in millions)
ASSETS
Cash and cash equivalents	$46.0	$19.1
Receivables (net of allowance for doubtful accounts of $7.7 at December 31, 2003 and $8.3 at December 31, 2002)	198.1	168.2
Income tax receivable	—	50.0
Inventories:
Raw materials and supplies	158.4	115.9
Work in process	60.0	42.3
Finished goods	39.6	55.1

	258.0	213.3
Property, plant and equipment, at cost	1,627.1	1,565.4
Less accumulated depreciation	(681.9)	(604.4)

	945.2	961.0
Goodwill	415.1	411.3
Other assets	145.5	133.6

	$2,007.9	$1,956.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities	$460.2	$396.0
Debt:
Recourse	298.5	375.1
Non-recourse	96.7	113.8

	395.2	488.9
Deferred income	32.2	16.8
Other liabilities	58.7	53.2

	946.3	954.9
Series B redeemable convertible preferred stock, no par value, $0.1 liquidation value	57.8	—
Stockholders’ equity:
Preferred stock — 1.5 shares authorized and unissued	—	—
Common stock — shares issued and outstanding at December 31, 2003 — 50.9; at December 31, 2002 — 50.9	50.9	50.9
Capital in excess of par value	434.7	442.1
Retained earnings	649.9	672.6
Accumulated other comprehensive loss	(27.3)	(34.9)
Treasury stock (4.3 shares at December 31, 2003 and 5.0 shares at December 31, 2002)	(104.4)	(129.1)

	1,003.8	1,001.6

	$2,007.9	$1,956.5

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

				Nine Months	Nine Months
	Year Ended	Year Ended	Year Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2003	2002	2001	2001	2000

			(unaudited)		(unaudited)

	(in millions)
Operating activities:
Net loss	$(10.0)	$(19.6)	$(74.4)	$(34.7)	$(34.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	85.6	90.7	85.5	66.2	69.8
Deferred income taxes	10.1	56.0	(17.5)	(9.1)	(37.3)
Gain on sale of property, plant, equipment and other assets	(10.0)	(4.5)	(2.5)	(1.1)	(9.8)
Unusual charges	—	—	122.2	66.4	117.5
Other	2.6	5.3	1.6	2.5	1.9
Changes in assets and liabilities, net of effects from acquisitions and unusual charges:
(Increase) decrease in receivables	(29.9)	26.3	58.1	88.7	122.9
Decrease (increase) in tax receivables	50.0	(40.2)	(9.8)	(9.8)	—
(Increase) decrease in inventories	(44.7)	61.9	148.1	112.8	(59.6)
(Increase) decrease in other assets	(4.9)	20.5	15.2	(5.2)	(53.7)
Increase (decrease) in accounts payable and accrued liabilities	73.5	(55.9)	(100.3)	(80.3)	(55.1)
(Decrease) increase in other liabilities	(7.4)	(19.8)	8.8	3.7	(5.9)

Total adjustments	124.9	140.3	309.4	234.8	90.7

Net cash provided by operating activities	114.9	120.7	235.0	200.1	56.0
Investing activities:
Proceeds from sale of property, plant, equipment and other assets	251.6	22.5	195.2	188.2	55.8
Capital expenditures — lease subsidiary	(264.7)	(134.5)	(183.3)	(86.9)	(152.5)
Capital expenditures — other	(20.2)	(37.7)	(70.9)	(46.4)	(76.8)
Payment for purchase of acquisitions, net of cash acquired	(7.6)	(1.4)	(164.8)	(165.0)	(13.7)

Net cash required by investing activities	(40.9)	(151.1)	(223.8)	(110.1)	(187.2)
Financing activities:
Issuance of common stock	—	31.2	—	—	—
Issuance of redeemable preferred stock	57.6	—	—	—	—
Net borrowings (repayments) of short-term debt	—	—	52.4	(35.8)	235.5
Payments to retire debt	(379.7)	(786.1)	(29.6)	(25.5)	(51.4)
Proceeds from issuance of debt	286.0	798.7	—	—	—
Stock repurchases	—	—	—	—	(34.6)
Dividends paid to common stockholders	(11.0)	(16.5)	(26.6)	(20.0)	(20.4)

Net cash provided (required) by financing activities	(47.1)	27.3	(3.8)	(81.3)	129.1

Net increase (decrease) in cash and equivalents	26.9	(3.1)	7.4	8.7	(2.1)
Cash and equivalents at beginning of period	19.1	22.2	14.8	13.5	16.9

Cash and equivalents at end of period	$46.0	$19.1	$22.2	$22.2	$14.8

Interest paid for the years ended December 31, 2003 and 2002, and the nine months ended December 31, 2001 was $30.0, $26.9, and $22.3, respectively. Net taxes received for the years ended December 31, 2003 and 2002, and the nine months ended December 31, 2001 was $66.7, $15.5, and $3.9, respectively.

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common	Common	Capital		Accumulated
	Shares	Stock	in Excess		Other		Treasury	Total
	(100,000,000	$1.00 Par	of Par	Retained	Comprehensive	Treasury	Stock At	Stockholders’
	Authorized)	Value	Value	Earnings	Loss	Shares	Cost	Equity

	(in millions except share and per share data)
Balance at March 31, 2001	43,796,351	$43.8	$291.8	$759.4	$(21.1)	(6,953,386)	$(194.9)	$879.0
Net loss	—	—	—	(34.7)	—	—	—	(34.7)
Currency translation adjustments	—	—	—	—	(0.4)	—	—	(0.4)
Unrealized loss on derivative financial instruments	—	—	—	—	(4.5)	—	—	(4.5)

Comprehensive net loss								(39.6)
Cash dividends ($0.54 per common share)	—	—	—	(21.3)	—	—	—	(21.3)
Stock issued for mergers and acquisitions	7,150,000	7.2	175.8	—	—	34,000	1.3	184.3
Other	—	—	(2.9)	—	—	310,864	9.9	7.0

Balance at December 31, 2001	50,946,351	51.0	464.7	703.4	(26.0)	(6,608,522)	(183.7)	1,009.4
Net loss	—	—	—	(19.6)	—	—	—	(19.6)
Minimum pension liability adjustment (net of tax)	—	—	—	—	(20.8)	—	—	(20.8)
Currency translation adjustments (net of tax)	—	—	—	—	9.2	—	—	9.2
Unrealized gain on derivative financial instruments (net of tax)	—	—	—	—	2.7	—	—	2.7

Comprehensive net loss								(28.5)
Cash dividends ($0.24 per common share)	—	—	—	(11.2)	—	—	—	(11.2)
Stock issued	—	—	(19.9)	—	—	1,500,000	51.1	31.2
Other	(6,000)	(0.1)	(2.7)	—	—	67,813	3.5	0.7

Balance at December 31, 2002	50,940,351	50.9	442.1	672.6	(34.9)	(5,040,709)	(129.1)	1,001.6
Net loss	—	—	—	(10.0)	—	—	—	(10.0)
Minimum pension liability adjustment (net of tax)	—	—	—	—	7.0	—	—	7.0
Currency translation adjustments (net of tax)	—	—	—	—	(0.1)	—	—	(0.1)
Unrealized loss on derivative financial instruments (net of tax)	—	—	—	—	0.7	—	—	0.7

Comprehensive net loss								(2.4)
Cash dividends ($0.24 per common share)	—	—	—	(11.1)	—	—	—	(11.1)
Dividends — Series B preferred stock	—	—	—	(1.6)	—	—	—	(1.6)
Restricted shares issued	—	—	(4.5)	—	—	356,685	11.2	6.7
Stock options exercised (including tax benefit of $1.2)	—	—	(2.5)	—	—	401,791	12.7	10.2
Other	—	—	(0.4)	—	—	21,373	0.8	0.4

Balance at December 31, 2003	50,940,351	$50.9	$434.7	$649.9	$(27.3)	(4,260,860)	$(104.4)	$1,003.8

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

Principles of Consolidation

      The financial statements of Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity” or the “Company”) include the accounts of all majority owned subsidiaries. The equity method of accounting is used for companies in which the Company has significant influence and 50% or less ownership. All significant intercompany accounts and transactions have been eliminated.

Change in Year End

      In September 2001 the Company changed its year end from March 31 to December 31.

Revenue Recognition

      The Company generally recognizes revenue when products are shipped or services are provided. Revenues for contracts providing for a large number of units and few deliveries are recorded as the individual units are produced, inspected and accepted by the customer. Revenues from construction contracts are recorded using percentage of completion accounting, using incurred labor hours to estimated total hours of the contract. Estimated losses on contracts are recorded when determined. Revenue from rentals and operating leases are recorded monthly as the fees accrue. Fees for shipping and handling are recorded as revenue.

Income Taxes

      The liability method is used to account for income taxes. Deferred income taxes are provided for the temporary effects of differences in the recognition of revenues and expenses for financial statement and income tax reporting purposes. Valuation allowances reduce deferred tax assets to an amount that will more likely than not be realized.

Net Income (Loss) Per Share

      Basic net income (loss) per common share is based on the weighted average number of common shares outstanding for the period. The numerator is net income (loss) applicable to common shareholders for the years ended December 31, 2003 and 2002 and for the nine months ended December 31, 2001. The difference between the denominator in the basic calculation and the denominator in the diluted calculation is generally attributable to the effect of employee stock options. Diluted loss per common share for the years ended December 31, 2003 and 2002, and the nine months ended December 31, 2001 is based only on the weighted average number of common shares outstanding during the period, as the inclusion of stock options would have been antidilutive. The number of antidilutive options for the year ended December 31, 2003 and 2002, and the nine months ended December 31, 2001 were 342,545, 81,120, and 173,422, respectively. The Series B preferred stock was antidilutive for the year ended December 31, 2003 and therefore not considered in the diluted net income (loss) per common share calculation.

Financial Instruments

      The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

      Financial instruments which potentially subject the Company to concentration of credit risk are primarily cash investments and receivables. The Company places its cash investments in investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer. Concentrations of credit risk with respect to receivables are limited due to control procedures to monitor the credit worthiness of customers, the large number of customers in the Company’s customer base, and their dispersion across different industries and geographic areas. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all receivables.

      The Company formally documents all hedging instruments and assesses on an ongoing basis whether hedging transactions are highly effective. It is the Company’s policy not to speculate in derivatives. All hedging instruments outstanding at December 31, 2003 have been designated as cash flow hedges and are considered highly effective.

      Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. As of December 31, 2003, the Company had six interest rate swap agreements outstanding. These agreements have a total notional amount of $150.0 million and expire from May 2005 to May 2006. The Company pays an average fixed rate of 2.71% and receives a floating rate based on the three-month LIBOR rates.

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

      The Company periodically evaluates the carrying value of long-lived assets to be held and used for potential impairment. The carrying value of a long-lived asset to be held and used is considered impaired when the carrying value is not recoverable and the fair value of the asset is less than its carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the estimated cost to dispose of the assets. In 2003, operating profit in the Industrial Products Group was impacted by $0.9 million related to the write down of long-lived assets in Brazil.

Goodwill and Intangible Assets

      Goodwill is tested by reporting unit at least annually as of November for impairment by comparing their fair value to their book value. Intangible assets with defined useful lives, which as of December 31, 2003 were $5.3 million, are amortized over their estimated useful lives and are tested annually for impairment.

Insurance

      The Company is self-insured for workers’ compensation. A third party administrator is used to process claims. The Company accrues the workers’ compensation liability based upon independent actuarial studies.

Warranties

      The Company provides for the estimated cost of product warranties at the time revenue is recognized and assesses the adequacy of the resulting reserves on a quarterly basis.

Foreign Currency Translation

      Operations outside the United States prepare financial statements in currencies other than the United States Dollar; the income statement amounts are translated at average exchange rates for the year, while the assets and liabilities are translated at year-end exchange rates. Translation adjustments are accumulated as a separate component of stockholders’ equity and comprehensive loss except in foreign countries where the functional currency is considered highly inflationary. Total accumulated currency adjustments (net of tax) recorded in other comprehensive income (loss) was $12.5 million at December 31, 2003.

Comprehensive Income (Loss)

      Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, the effective unrealized portions of changes in fair value of the Company’s derivative financial instruments and the minimum pension liability adjustment. All components are shown net of tax.

Stock-Based Compensation

      The Company has elected to apply the accounting provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its interpretations and, accordingly, no compensation cost has been recorded for stock options. The effect of computing compensation cost and the weighted average fair value of options granted during the year ended December 31, 2003 and 2002 and the nine months ended December 31, 2001 using the Black-Scholes option pricing method for stock options are shown in the accompanying table.

			Nine Months
	Year Ended	Year Ended	Ended
	December 31,	December 31,	December 31,
	2003	2002	2001

Pro forma (in millions):
Net loss applicable to common shareholders, as reported	$(11.6)	$(19.6)	$(34.7)
Add: Stock compensation expense related to restricted stock	2.2	2.0	0.6
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(6.2)	(7.9)	(5.6)

Pro forma net loss applicable to common shareholders	$(15.6)	$(25.5)	$(39.7)

Pro forma diluted share	$(0.34)	$(0.56)	$(1.03)

Net loss applicable to common shareholders per diluted share — as reported	$(0.25)	$(0.43)	$(0.90)

Black-Scholes assumptions:
Expected option life (years)	6.0	6.0	6.8
Risk-free interest rate	2.5%	4.75%	4.8%
Dividend yield	1.4%	1.1%	3.7%
Common stock volatility	0.340	0.360	0.354
Estimated fair value per share of options granted	$5.35	$8.36	$5.99

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

Reclassifications

      Certain reclassifications have been made to prior year statements to conform to the current period presentation.

Recent Accounting Pronouncements

      During January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” (FIN 46). The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and apply to existing variable interest entities in the first fiscal year or interim periods beginning after June 15, 2003. In October 2003, the FASB agreed to a broad-based deferral of the effective date for public companies until the end of the periods ending after December 15, 2003. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has established four variable interest entities to securitize railcars for lease to third parties. The equity investors are the primary beneficiaries of the entities and therefore three of the trust entities are not required to be consolidated (see Note 10). The remaining entity is consolidated as of December 31, 2003.

      In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150). SFAS 150 establishes standards for how a company classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first period beginning after June 15, 2003. The provisions of this statement did not have an impact on the Company’s statement of financial position.

Note 2.	Segment Information

      The Company reports operating results in the following business segments: (1) the Rail Group, which manufactures and sells railcars and component parts; (2) the Construction Products Group which manufactures and sells highway guardrail and safety products, concrete and aggregates, girders and beams used in the construction of highway and railway bridges and weld fittings used in pressure piping systems; (3) the Inland Barge Group which manufactures and sells barges and related products for inland waterway services; (4) the Industrial Products Group, which manufactures and sells tank heads and pressure and non-pressure containers for the storage and transportation of liquefied gases and other liquid and dry products; and (5) the Railcar Leasing and Management Services Group which provides fleet management, maintenance and leasing services. Finally, All Other includes the Company’s captive insurance and transportation companies, structural towers, and other peripheral businesses.

      Sales from Rail Group to Railcar Leasing and Management Services Group are recorded in the Rail Group and eliminated in consolidation. Sales of railcars from the lease fleet are included in the Railcar Leasing and Management Services Group. Sales between groups are recorded at prices comparable to external customers.

      The financial information for these segments is shown in the tables below. The Company operates principally in the continental United States, Mexico, Romania, the United Kingdom, the Czech Republic and Brazil.

Year Ended December 31, 2003

	Revenues			Operating
				Profit		Depreciation &	Capital
	Outside	Intersegment	Total	(Loss)	Assets	Amortization	Expenditures

	(in millions)
Rail Group	$494.5	$240.1	$734.6	$(6.2)	$835.3	$18.2	$3.5
Construction Products Group	488.8	1.1	489.9	37.5	227.3	23.0	12.4
Inland Barge Group	170.6	—	170.6	(4.7)	66.2	2.8	1.5
Industrial Products Group	120.7	4.1	124.8	8.4	90.4	4.4	1.5
Railcar Leasing and Management Services Group	153.8	—	153.8	41.0	695.6	27.0	264.7
All Other	4.4	26.5	30.9	(8.4)	26.9	3.4	0.3
Eliminations & Corporate Items	—	(271.8)	(271.8)	(54.2)	66.2	6.8	1.0

Consolidated Total	$1,432.8	$—	$1,432.8	$13.4	$2,007.9	$85.6	$284.9

Year Ended December 31, 2002

	Revenues			Operating
				Profit		Depreciation &	Capital
	Outside	Intersegment	Total	(Loss)	Assets	Amortization	Expenditures

				(in millions)
Rail Group	$504.3	$125.1	$629.4	$(41.5)	$819.8	$20.7	$7.1
Construction Products Group	503.9	0.9	504.8	48.3	233.6	24.1	17.1
Inland Barge Group	211.7	—	211.7	4.7	71.0	3.2	1.8
Industrial Products Group	140.1	3.0	143.1	2.4	89.7	5.8	5.4
Railcar Leasing and Management Services Group	114.7	—	114.7	31.3	635.3	27.6	139.0
All Other	12.6	26.9	39.5	(5.7)	40.3	4.2	—
Eliminations & Corporate Items	—	(155.9)	(155.9)	(28.8)	66.8	5.1	1.8

Consolidated Total	$1,487.3	$—	$1,487.3	$10.7	$1,956.5	$90.7	$172.2

Year Ended December 31, 2001 (Unaudited)

	Revenues			Operating
				Profit		Depreciation &	Capital
	Outside	Intersegment	Total	(Loss)	Assets	Amortization	Expenditures

				(in millions)
Rail Group	$700.0	$257.5	$957.5	$(104.4)	$868.7	$26.6	$31.3
Construction Products Group	543.8	6.5	550.3	48.9	250.0	24.7	18.6
Inland Barge Group	206.6	0.1	206.7	11.6	86.6	3.6	2.2
Industrial Products Group	139.9	7.6	147.5	2.8	104.6	5.8	8.3
Railcar Leasing and Management Services Group	114.1	—	114.1	38.0	482.8	14.4	186.9
All Other	62.1	43.9	106.0	(35.8)	52.5	5.4	4.8
Eliminations & Corporate Items	—	(315.6)	(315.6)	(35.7)	106.8	5.0	2.1

Consolidated Total	$1,766.5	$—	$1,766.5	$(74.6)	$1,952.0	$85.5	$254.2

Nine Months Ended December 31, 2001

	Revenues			Operating
				Profit		Depreciation &	Capital
	Outside	Intersegment	Total	(Loss)	Assets	Amortization	Expenditures

				(in millions)
Rail Group	$521.3	$142.8	$664.1	$(65.8)	$868.7	$21.3	$22.9
Construction Products Group	427.2	5.0	432.2	45.6	250.0	18.7	11.9
Inland Barge Group	148.2	—	148.2	9.8	86.6	2.7	1.8
Industrial Products Group	106.7	2.3	109.0	3.9	104.6	4.7	5.3
Railcar Leasing and Management Services Group	94.0	—	94.0	30.2	482.8	11.4	87.6
All Other	50.4	28.1	78.5	(21.1)	52.5	3.9	2.3
Eliminations & Corporate Items	—	(178.2)	(178.2)	(19.0)	106.8	3.5	1.5

Consolidated Total	$1,347.8	$—	$1,347.8	$(16.4)	$1,952.0	$66.2	$133.3

Nine Months Ended December 31, 2000 (Unaudited)

	Revenues			Operating
				Profit		Depreciation &	Capital
	Outside	Intersegment	Total	(Loss)	Assets	Amortization	Expenditures

				(in millions)
Rail Group	$639.3	$166.9	$806.2	$3.4	$545.1	$19.1	$26.8
Construction Products Group	432.4	9.6	442.0	25.8	313.4	21.5	21.3
Inland Barge Group	144.5	—	144.5	9.9	81.2	3.4	1.3
Industrial Products Group	127.1	4.5	131.6	6.5	228.3	4.1	9.4
Railcar Leasing and Management Services Group	108.6	—	108.6	34.2	469.1	11.0	160.5
All Other	33.7	30.0	63.7	(44.4)	88.5	5.5	8.2
Eliminations & Corporate Items	—	(211.0)	(211.0)	(43.3)	29.9	5.2	1.8

Consolidated Total	$1,485.6	$—	$1,485.6	$(7.9)	$1,755.5	$69.8	$229.3

      Corporate assets are composed of cash and equivalents, notes receivable, certain property, plant and equipment, and other assets. Capital expenditures do not include business acquisitions.

      Revenues and operating profit for our foreign operations for the years ended December 31, 2003, and 2002 and for the nine months ended December 31, 2001 are presented below (in millions):

	Revenues			Operating Profit (Loss)

	Year Ended		Nine Months	Year Ended		Nine Months
	December 31,		Ended	December 31,		Ended
			December 31,			December 31,
	2003	2002	2001	2003	2002	2001

Latin America	$45.2	$63.5	$35.3	$6.1	$10.8	$(1.9)
Europe	139.6	185.8	66.9	(12.0)	(1.0)	(15.0)

Total Foreign	$184.8	$249.3	$102.2	$(5.9)	$9.8	$(16.9)

      Total assets and long-lived assets for our foreign operations as of December 31, 2003 and 2002 are presented below (in millions):

	Total Assets		Long-Lived Assets

	December 31,

	2003	2002	2003	2002

Latin America	$120.0	$132.6	$90.9	$107.1
Europe	111.6	106.2	49.3	62.1

Total Foreign	$231.6	$238.8	$140.2	$169.2

Note 3.	Unusual Charges

      In December 2001, the Company recorded special pretax charges of $66.4 million ($50.4 million after tax), or $1.19 per share based on weighted average shares outstanding for the three months ended December 31, 2001 and $1.30 per share based on weighted average shares outstanding for the nine months ended December 31, 2001, related primarily to restructuring the Company’s Rail Group in connection with the Thrall Car Manufacturing Company (“Thrall”) merger in North America and Europe and other matters.

Costs included in the charges are summarized as follows:

Total
Charges

(in millions)
Property, plant & equipment — write-downs to net realizable value and related plant closing costs	$46.5
Severance costs — approximately 2,100 employees	3.8

Railcar restructuring charges	50.3
Asset write-downs and exit costs related to wholly owned businesses	15.5
Non railcar severance — 11 employees	0.6

Total charges	$66.4

Classifications of the charges by segment and income statement line items are shown below:

		Construction	All
	Rail	Products	Other	Total

		(in millions)
Cost of revenues	$46.1	$0.8	$9.9	$56.8
Selling, engineering & administrative	4.2	0.1	3.2	7.5

Charged to operating profit	50.3	0.9	13.1	64.3
Other (income) expense — corporate	—	—	2.1	2.1

Total charges	$50.3	$0.9	$15.2	$66.4

      Restructuring and other reserve activity for the year ended December 31, 2003 and 2002 is:

	Reserves				Reserves			Reserves
	December 31,				December 31,			December 31,
	2001	Charges	Payments	Write-Offs	2002	Payments	Reclassifications	2003

Property, plant & equipment — shut-down costs	$18.9	$0.1	$(8.2)	$(6.2)	$4.6	$(0.3)	$(4.3)	$—
Environmental liabilities	11.1	—	(0.3)	(0.2)	10.6	(0.5)	(10.1)	—
Severance costs	4.9	0.4	(3.2)	(1.5)	0.6	(0.4)	(0.2)	—
Adverse jury verdict	14.8	—	—	—	14.8	(0.1)	(14.7)	—
Other	3.4	0.1	(2.3)	(0.8)	0.4	—	(0.4)	—

	$53.1	$0.6	$(14.0)	$(8.7)	$31.0	$(1.3)	$(29.7)	$—

      In 2003, restructuring reserves were reclassified to comparable accrued liabilities. None of the reclassifications impacted operating profit.

Note 4.	Acquisitions and Divestitures

      On October 26, 2001, Trinity completed a merger transaction with privately owned Thrall. The results of Thrall’s operations have been included in the consolidated financial statements since that date. The aggregate purchase price was $377.1 million including $165.5 million of cash, a working capital adjustment per the merger agreement of $15.2 million, transaction fees of $13.0 million and common stock valued at $183.4 million. The value of the 7.15 million common shares issued was determined based on the average market price of Trinity’s common shares over the period including two days before and after the terms of the merger were agreed to and announced. In addition, Trinity has agreed under certain circumstances to make additional payments, not to exceed $45 million through 2006, based on a formula related to annual railcar industry production levels. Currently it is anticipated that no additional consideration will be paid, however, if any amounts are paid goodwill will be increased. At December 31, 2003, the Company had a receivable from a former owner of Thrall for $4.9 million related to representations and warranties under the merger agreement. A former officer and indirect shareholder of Thrall is a beneficial holder of Company shares and a director of the Company.

      The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in millions).

October 26,
2001

Current assets	$82.0
Property, plant, and equipment	38.3
Intangible assets — patents	2.9
Deferred tax asset	9.1
Goodwill	333.3

Total assets acquired	465.6
Current liabilities	(88.5)

Net assets acquired	$377.1

      The $333.3 million of goodwill was assigned to the Rail Group and $317.6 million of that amount is expected to be deductible for tax purposes.

      The following unaudited pro forma consolidated results of operations are presented below as if the merger with Thrall had been made as of April 1, 2001. The pro forma consolidated results of operations include adjustments to give effect to interest expense on acquisition debt and certain other adjustments, together with related income tax effects. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the merger been made at the beginning of the periods presented or the future results of the combined operations (in millions).

Nine Months Ended
December 31,
2001

Revenues	$1,544.1
Net loss	(50.1)
Loss per share:
Basic	$(1.13)
Diluted	$(1.13)

      Results for the nine months ended December 31, 2001 included after-tax charges of $50.4 million ($1.30 per share) related to restructuring the Rail Group in connection with the Thrall merger and the down cycle in the railcar industry and other matters.

      The Company made certain acquisitions during the year ended December 31, 2003 accounted for by the purchase method. The aggregate purchase price for these acquisitions was $7.6 million. These acquisitions were primarily in the Company’s Construction Products Group and were competitive, strategic acquisitions. Other intangibles of $3.9 million were recorded, however, no goodwill was recorded on the 2003 acquisitions. The acquired operations have been included in the consolidated financial statements from the effective dates of the acquisitions. Pro forma results would not have been materially different from actual results for any year presented.

Note 5.	Property, Plant and Equipment

	December 31,	December 31,
	2003	2002

	(in millions)
Corporate/ Manufacturing
Land	$50.8	$53.1
Buildings and improvements	355.8	347.1
Machinery	450.4	425.2
Construction in progress	11.6	32.3

	868.6	857.7
Leasing Equipment	758.5	707.7

	$1,627.1	$1,565.4

      The Company leases certain equipment and facilities under operating leases. Future minimum rent expense on these leases in each fiscal year are (in millions): 2004 — $8.9; 2005 — $7.7; 2006 — $3.7; 2007 — $3.6; 2008 — $3.4 and $2.6 thereafter. See Note 10 for information related to the lease agreements, future operating lease obligations and future minimum rent expense associated with the Company’s wholly owned, qualified subsidiaries.

      The Company estimates the fair market value of properties no longer in use or held for sale based on the location and condition of the properties, the fair market value of similar properties in the area, and the Company’s experience of selling similar properties in the past. As of December 31, 2003, the Company had non-operating plants with a net book value of $15.5 million. The Company’s estimated fair value of these assets exceeds their book value.

Note 6.	Goodwill

      Goodwill is no longer amortized but reviewed for impairment annually or more frequently if certain indicators arise. As of November 30, 2003, the Company’s impairment test of goodwill was completed at the reporting unit level and no indication of impairment of goodwill was noted. Goodwill by segment is as follows (in millions):

	December 31,	December 31,
	2003	2002

Rail	$404.5	$403.5
Construction Products	4.5	4.5
Industrial Products	4.3	1.5
Railcar Leasing and Management Services	1.8	1.8

	$415.1	$411.3

Note 7.	Deposit Agreement

      The Company has a deposit agreement with Altos Hornos de Mexico, SA de C.V. (“AHMSA”) which provided for funds to be deposited with AHMSA which are then used along with other funds from the Company to purchase steel from AHMSA. As of December 31, 2003, total funds on deposit including interest due amounted to approximately $23.7 million. Since May 1999 AHMSA has been operating under a judicial declaration of suspension of payments, which under applicable Mexican law, allows companies in Mexico to (1) seek a debt restructuring agreement with their creditors in an orderly fashion; (2) continue their operations; and (3) avoid declaration of bankruptcy and liquidation of assets. The Company’s understanding of Mexican law is that all funds on deposit are required to be returned to the Company regardless of whether or not the supplier is able to operate under the declaration of suspension of payments. Trinity reduced $11.6 million of this deposit through inventory purchases in the year ended December 31, 2003.

Note 8.	Warranties

      The Company provides for the estimated cost of product warranties at the time revenue is recognized and assesses the adequacy of the resulting reserves on a quarterly basis. The change in the accruals for warranties for the year ended December 31, 2003 and 2002 are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002

	(in millions)
Beginning balance	$20.8	$18.1
Additions	16.5	21.2
Reductions	(14.3)	(18.5)

Ending balance	$23.0	$20.8

Note 9.	Debt

	December 31,	December 31,
	2003	2002

	(in millions)
Corporate/ Manufacturing — Recourse:
Revolving commitment	$—	$48.0
Term commitment	122.8	149.3
Up to 11.3 percent notes payable through 2015	5.7	6.4

	128.5	203.7

Leasing — Recourse
7.755 percent equipment trust certificates to institutional investors generally payable in semi-annual installments of varying amounts through 2009	170.0	170.0
Other	—	1.4

	170.0	171.4

	298.5	375.1

Leasing — Non-recourse
Warehouse facility	71.1	113.8
Trust debt (see note 10)	25.6	—

	96.7	113.8

Total debt	$395.2	$488.9

      In June 2002, the Company completed a secured credit agreement for $425 million. The agreement includes a $275 million 3-year revolving commitment and a $150 million 5-year term commitment. The agreement calls for quarterly payments of principal on the term debt in the amount of $375 thousand beginning September 30, 2002 through June 30, 2006 and quarterly payments of $36.0 million beginning on September 30, 2006 through the maturity date. Amounts borrowed under the revolving commitment bear interest at LIBOR plus 2.25% (there were no borrowings on December 31, 2003). Amounts borrowed under the term commitment bear interest at LIBOR plus 3.25% (4.40% at December 31, 2003). The Company’s accounts receivable and inventory and a portion of its property, plant and equipment secure the agreement. During September 2003, the Company modified the terms of the debt covenants under the agreement to separate the Company’s leasing and manufacturing operations for debt compliance purposes and paid off $25.0 million of the 5-year term commitment. The agreement limits the amount of capital expenditures related to the Company’s leasing business, requires maintenance of ratios related to interest coverage for both the leasing and manufacturing operations, leverage, asset coverage and minimum net worth, and restricts the amount of dividend payments based upon the current credit rating of the Company not to exceed $15 million annually. At December 31, 2003, $122.8 million was borrowed under this agreement. At December 31, 2003, the most restrictive of the debt covenants based on trailing twelve month calculations as defined by the debt agreements allows for approximately $73.9 million additional principal and approximately $8.1 million and $10.5 million additional annual interest expense for leasing and manufacturing operations, respectively.

      In June 2002 Trinity Industries Leasing Company (“TILC”) through a newly formed, wholly owned and consolidated business trust entered into a $200 million non-recourse warehouse facility ($71.1 million outstanding as of December 31, 2003) to finance or refinance railcars acquired or owned by TILC. Specific railcars and the underlying leases secure the facility. Advances under the facility may not exceed 75%, or if agreed to by all of the lenders under the facility, such other percentage not less than 75% nor more than 80%, of the fair market value of the eligible railcars securing the facility as defined by the agreement. Advances under the facility bear interest at LIBOR plus 1.375% (2.545% at December 31, 2003). In August 2003, TILC expanded this facility to $300 million and extended the term through August 2004 and unless renewed would be payable in three equal installments in March 2005, September 2005 and March 2006. At December 31, 2003, $228.9 million was available under this facility.

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

      The non-recourse debt of $25.6 million as of December 31, 2003 related to the Leasing Group’s investment in a variable interest entity where, because of its ownership of the equity investment, the Leasing Group is deemed the primary beneficiary of the Trust and therefore, as of December 31, 2003 the Trust is consolidated. Currently, the Leasing Group intends to sell its equity ownership in the Trust. If the Leasing Group is successful in selling the equity investment of the Trust and is no longer the primary beneficiary of the Trust, then the Trust will no longer be consolidated with Trinity. Accordingly, the railcars of $34.4 million and the debt of $25.6 million would not be included in the consolidated financial statements. The non-recourse debt agreement entered into by the Trust provides for interest at 5.64%.

      Principal payments due during the next five years as of December 31, 2003 are as follows (in millions):

	2004	2005	2006	2007	2008	Thereafter

Recourse
Corporate/ Manufacturing	$2.2	$2.0	$73.1	$47.2	$0.1	$3.4
Leasing (note 10)	—	39.9	10.3	43.4	14.2	62.2
Non-recourse
Leasing (note 10)	1.5	46.6	25.9	1.3	1.0	20.4
Capital leases — Corporate	0.2	0.2	0.1	—	—	—

Total principal payments	$3.9	$88.7	$109.4	$91.9	$15.3	$86.0

      Commitments under letters of credit, primarily related to insurance, are $116.4 million, expiring $106.1 million in 2004, $7.2 million in 2005 and $3.1 million after 2008.

Note 10.	Railcar Leasing and Management
Services Group

      The Railcar Leasing and Management Services Group (“Leasing Group”) provides fleet management, maintenance and leasing services. Selected combined financial information for the Leasing Group is as follows:

	December 31,	December 31,
	2003	2002

	(in millions)
Balance Sheet
Cash	$5.3	$2.8
Leasing Equipment, net
Machinery	31.0	—
Equipment on lease	725.8	705.4
Construction in progress	1.7	2.3

	758.5	707.7
Accumulated Depreciation	(112.9)	(110.8)

	645.6	596.9
Restricted assets	39.5	29.1
Debt
Recourse	170.0	171.4
Non-recourse	96.7	113.8

			Nine Months
	Year Ended	Year Ended	Ended
	December 31,	December 31,	December 31,
	2003	2002	2001

Income Statement
Revenues	$153.8	$114.7	$94.0
Operating profit	41.0	31.3	30.2
Interest expense	16.4	12.8	6.6

      Equipment consists primarily of railcars leased by third parties. The Leasing Group enters into lease contracts with third parties with terms generally ranging between one and twenty years, wherein equipment manufactured by Trinity is leased for a specified type of service over the term of the lease. The Company primarily enters into operating leases. Future minimum rental revenues on leases in each fiscal year are (in millions): 2004 — $97.8; 2005 — $84.9; 2006 — $71.5; 2007 — $60.7; 2008 — $49.5 and $302.0 thereafter. Leasing Group equipment with a net book value of $418.6 million is pledged as collateral for debt.

      The Leasing Group’s debt consists of both recourse and non-recourse debt. See note 9 for maturities for the debt.

      The Leasing Group has completed a series of financing transactions. During the nine months ended December 31, 2001, the Leasing Group completed a lease arrangement for $199.0 million in railcars. The Leasing Group sold the railcars to an independent trust. The trust financed the purchase of the railcars with $151.3 million in debt and $47.7 million in equity provided by a large independent financial institution. The equity participant in the trust is considered to be the primary beneficiary of the trust. The Leasing Group’s primary liability is its commitments on the operating leases discussed below. An independent trustee for the trust has authority for appointment of the railcar fleet manager.

      During the year ended December 31, 2003, the Leasing Group completed another transaction whereby $235.0 million of railcars were sold to three separate owner trusts. Two of the trusts financed the purchase of the railcars with $155.0 million in debt and $45.0 million in third party equity. The equity participants in the two trusts are the primary beneficiaries of the trusts. The remaining trust equity was capitalized with $9.5 million from the Leasing Group and outside debt of $25.6 million (see Note 9). Because the Leasing Group is currently the sole equity participant of the third trust, the Leasing Group is the primary beneficiary and therefore the trust is currently included in the consolidated financial statements. When an outside equity investor purchases the equity position in the third trust, it is anticipated that the Leasing Group will no longer be the primary beneficiary and the third trust will no longer be consolidated.

      The Leasing Group, through newly formed, wholly owned qualified subsidiaries, leased railcars from the trusts under operating leases with terms of 22 years and subleased the railcars to independent third party customers under shorter term operating leases. These qualified subsidiaries had total assets as of December 31, 2002 of $53.9 million and as of December 31, 2003 $111.0 million including cash of $31.8 million, of which $6.6 million was collateral for the equity participant of one of the trusts, and Leasing Group railcars of $70.7 million. The cash (other than the $6.6 million) and railcars are pledged to collateralize the lease obligations to the trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiaries’ lease obligations. Future operating lease obligations of the Leasing Group’s subsidiaries under the lease agreements are as follows (in millions): 2004 — $37.4; 2005 — $36.6; 2006 — $34.2; 2007 — $33.5; 2008 — $33.4 and $463.0 thereafter. Future minimum rental revenues from subleased railcars as of December 31, 2003 are as follows (in millions); 2004 — $46.2; 2005 — $41.5; 2006 — $36.1; 2007 — $29.3; 2008 — $23.8 and $140.2 thereafter.

      Under the terms of the operating lease agreements, the Leasing Group has the option to purchase at a predetermined, fixed price, certain of the railcars from the trusts in 2017 and other railcars in 2018. The Leasing Group also has an options to purchase the railcars at the end of the respective lease agreements in 2023 and 2025 at the then fair market value of the railcars as determined by a third party, independent appraisal. At the expiration of the operating lease agreements, Trinity has no further obligation there under.

      The Leasing Group, under the terms of the servicing and remarketing agreements, is required to endeavor, consistent with customary commercial practice as would be used by a prudent person, to maintain railcars under lease for the benefit of the trusts. The Leasing Group also receives management fees under the terms of the agreements. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties, to be available to Trinity. Total restricted cash associated with the above transactions is $31.8 million as of December 31, 2003 and is included in other assets.

      The sales of the railcars by Trinity to the trusts were accounted for as a sale/leaseback transaction. No revenue or profit was recorded at the time of the transactions and all profit was deferred and is being amortized over the terms of the operating leases. Neither the assets, the liabilities, nor equity of the trusts are reflected on the balance sheet of Trinity except for the one trust where Trinity is currently the primary beneficiary.

Note 11.	Other, Net

      Other (income) expense consists of the following items (in millions):

			Nine Months
	Year Ended	Year Ended	Ended
	December 31,	December 31,	December 31,
	2003	2002	2001

Gain on sale of property, plant and equipment	$(10.0)	$(4.5)	$(1.1)
Foreign exchange transactions	1.5	1.7	1.5
Investment write-downs	—	—	1.9
Loss on equity investments	2.1	2.2	1.8
Other	(0.1)	0.6	0.8

Other, net	$(6.5)	$—	$4.9

Note 12.	Income Taxes

      The components of the provision (benefit) for income taxes are (in millions):

			Nine Months
	Year Ended	Year Ended	Ended
	December 31,	December 31,	December 31,
	2003	2002	2001

Current:
Federal	$(25.3)	$(59.4)	$4.6
State	3.6	(3.0)	(0.5)
Foreign	7.3	1.6	(0.8)

	(14.4)	(60.8)	3.3
Deferred	10.1	56.0	(9.1)

Provision (benefit)	$(4.3)	$(4.8)	$(5.8)

      Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax liabilities and assets are (in millions):

	December 31,	December 31,
	2003	2002

Deferred tax liabilities:
Depreciation	$161.5	$124.7
Deductions related to inventory of foreign operations	7.3	13.6
Other foreign deferred liabilities	0.4	0.5
Other	7.5	8.4

	176.7	147.2

Deferred tax assets:
Pensions and other benefits	42.3	43.2
Accounts receivable, inventory, and other asset valuation accounts	34.7	56.0
Other comprehensive income	14.7	18.8
Federal net operating loss carryforwards	43.5	—
State net operating loss carryforwards	12.5	6.9
Foreign net operating loss carryforwards	6.2	11.0
Other foreign deferred assets	3.7	0.9

Total deferred tax assets	157.6	136.8
Valuation allowance	(8.7)	(7.2)

Deferred tax assets net of valuation allowance	148.9	129.6

Net deferred tax liabilities	$27.8	$17.6

      At December 31, 2003, the Company had $124.3 million of consolidated net operating loss carryforwards for Federal income tax purposes. The total net operating losses consists of $8.9 million of pre-acquisition losses from acquired subsidiaries which expire between 2011 and 2013 and current net operating losses of $115.4 million which expire in 2023. Realization of the asset is dependents on generating sufficient taxable income in future periods. The Company believes that it is more likely than not that the deferred tax asset will be realized. In addition, the Company has established a valuation allowance for net foreign operating loss carryforwards due to the uncertainty regarding the realizability of these foreign losses. These net operating losses expire between 2007 and 2011.

      The Company has also established valuation allowances for certain state net operating losses which may not be realizable. These net operating losses expire between 2007 and 2023. The net change in valuation allowance for the year ended December 31, 2003 was an increase of $1.5 million.

      The Company is routinely under audit by federal, foreign and state tax authorities in the areas of income and franchise taxes. These audits include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, foreign and state tax laws. In evaluating the exposure associated with various tax filing positions, the Company often accrues charges for probable exposures. At December 31, 2003, the Company believes it has appropriately accrued for probable exposure. At December 31, 2003, the tax years ending March 31, 1998 through December 31, 2002 were undergoing examination by the Internal Revenue Service. At December 31, 2003, the Company and/or one or more of its subsidiaries has open audits in the states of Texas, Pennsylvania and Ohio.

      The provision (benefit) for income taxes results in effective tax rates different from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate:

			Nine Months
	Year Ended	Year Ended	Ended
	December 31,	December 31,	December 31,
	2003	2002	2001

Statutory rate	35.0%	35.0%	35.0%
State taxes	(4.5)	2.5	0.8
Valuation allowance	(3.8)	(4.1)	(7.6)
Foreign rate differential	4.8	(5.4)	(5.0)
Unutilized prior year tax credits	(6.9)	(5.3)	(3.3)
Other (net)	5.6	(3.2)	(5.6)

Effective tax rate	30.2%	19.5%	14.3%

      Income (loss) before income taxes for the year ended December 31, 2003 and 2002 and the nine months ended December 31, 2001 was ($23.7), ($27.7), and ($23.4), respectively, for U.S. operations, and $9.4, $3.3, and ($17.1), respectively, for foreign operations. The Company has not provided U.S. deferred income taxes on the undistributed earnings of its foreign subsidiaries based on the determination that such earnings will be indefinitely reinvested. Undistributed earnings of the Company’s foreign subsidiaries were $26.6 million as of December 31, 2003.

Note 13.	Employee Retirement Plans

      The Company sponsors defined benefit pension and defined contribution profit sharing plans which provide income and death benefits for eligible employees. The annual measurement date of the benefit obligation, fair value of plan assets and funded status is December 31.

Actuarial Assumptions

	Year Ended	Year Ended	Nine Months Ended
	December 31,	December 31,	December 31,
	2003	2002	2001

Assumptions used to determine benefit obligations at the annual measurement date were:
Obligation discount rate	6.25%	6.75%
Compensation increase rate	4.00%	4.00%
Assumptions used to determine net periodic benefit costs were:
Obligation discount rate	6.75%	7.50%	7.75%
Long-term rate of return on plan assets	8.75%	9.00%	9.00%
Compensation increase rate	4.00%	4.75%	4.75%

      The expected long-term rate of return on plan assets is an assumption reflecting the anticipated weighted average rate of earnings on the portfolio over the long-term. To arrive at this rate, the Company developed estimates based upon the estimated performance of the assets in its portfolio.

Components Of Net Periodic Pension Cost

	Year Ended	Year Ended	Nine Months Ended
	December 31,	December 31,	December 31,
	2003	2002	2001

	(in millions)
Expense Components
Service cost	$8.6	$9.1	$8.2
Interest	14.6	14.7	10.7
Expected return on assets	(12.9)	(15.9)	(11.4)
Amortization and deferral	1.3	0.3	0.1
Profit sharing	2.8	3.6	3.3
Other	0.6	0.2	—

Net expense	$15.0	$12.0	$10.9

Obligations and Funded Status

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002

	(in millions)
Projected Benefit Obligations
Beginning of year	$220.4	$195.3
Service cost	8.6	9.1
Interest	14.5	14.7
Benefits paid	(9.7)	(9.5)
Actuarial (gain) loss	4.6	7.1
Acquired plans	—	3.7

End of year	$238.4	$220.4

Plans’ Assets
Beginning of year	$146.2	$176.4
Actual return on assets	27.3	(25.9)
Employer contributions	9.7	2.3
Benefits paid	(9.7)	(9.5)
Acquired plans	—	2.9

End of year	$173.5	$146.2

Consolidated Balance Sheet Components
Funded status	$(64.9)	$(74.2)
Unamortized transition asset	(0.6)	(0.8)
Unrecognized prior service cost	2.3	2.4
Unrecognized loss	51.1	63.0

Net obligation	$(12.1)	$(9.6)

Accrued	$(35.3)	$(46.4)
Prepaid	—	2.8
Intangible asset	2.0	2.0
Accumulated other comprehensive income (loss), net of tax	13.8	20.8
Deferred tax asset	7.4	11.2

Net accrued	$(12.1)	$(9.6)

      The accumulated benefit obligation for all defined benefit pension plans at December 31, 2003 and 2002 was $208.6 million and $190.7 million.

      Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002

	(in millions)
Projected benefit obligation	$238.4	$220.4
Accumulated benefit obligation	208.6	190.7
Fair value of plan assets	173.5	146.2

Plan Assets

      The pension plan weighted-average asset allocation at year-end 2003 and 2002 and the range of target are as follows:

		Percentage
		of Plan
		Assets at
		Year-End
	Range of Target
	Allocation	2003	2002

Asset category:
Equity securities	55-65%	62%	54%
Fixed income	35-45%	38%	46%

Total		100%	100%

      The Company’s pension investment strategies have been developed as part of a comprehensive asset/liability management process that considers the relationship between both the assets and liabilities of the plans. These strategies consider not only the expected risk and returns on plan assets, but also the actuarial projections of liabilities, projected contributions and funded status. The equity allocation is heavily weighted toward domestic large capitalized companies. There is also a lesser exposure to domestic small/mid cap companies, as well as, international equities. The fixed income allocation is equally split between a limited duration portfolio and a core plus portfolio that have a duration inline with published bond indices. This asset mix is designed to meet the longer-term obligations of the Plan as projected by actuarial studies.

      The principal pension investment strategies include asset allocation and active asset management. The range of target asset allocation have been determined after giving consideration to the expected returns of each asset category, the expected performance, the volatility of the asset returns over time and the complementary nature of the asset mix within the portfolio. Each asset category is managed by external money managers with the objective of generating returns that exceed market-based benchmarks.

Cash Flows

      The Company expects to contribute approximately $21.3 million to its defined benefit plans during 2004.

      Benefit payments expected to be paid during the next ten years are as follows:

Amounts

(in millions)
2004	$7.7
2005	8.2
2006	8.8
2007	9.5
2008	10.5
2009-2013	69.6

Note 14.	Stock Option Plan

      The Company’s 1998 Stock Option and Incentive Plan authorized 3,800,000 shares of common stock plus shares covered by forfeited, expired and canceled options granted under prior plans with a maximum of 1,000,000 shares being available for issuance as restricted stock or in satisfaction of performance or other awards. At December 31, 2003, a total of 335,529 shares were available for issuance. The plan provides for the granting of: nonqualified and incentive stock options having maximum ten-year terms to purchase common stock at its market value on the award date; stock appreciation rights based on common stock fair market values with settlement in common stock or cash; restricted stock; and performance awards with settlement in common stock or cash on achievement of specific business objectives. Under previous plans, nonqualified and incentive stock options and restricted shares were granted at their fair market values. One grant provided for granting reload options for the remaining term of the original grant at their fair market value on the date shares already owned by the optionee are surrendered in payment of the option exercise price. Options become exercisable in various percentages over periods ranging up to eight years.

      In connection with the Thrall merger certain former employees of Thrall were granted a total of 160,000 options to purchase common stock at its market price on the date of the grant. These stock options, which were approved by the Board of Directors of the Company, were not granted under the Company’s Stock Option and Incentive Plan. At December 31, 2003, 147,200 of such options were outstanding and are included in the tables below.

Stock Options

	Year Ended		Year Ended		Nine Months Ended
	December 31,		December 31,		December 31,
	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	4,567,900	$26.46	3,920,822	$27.10	3,065,920	$29.26
Granted	747,986	17.12	895,232	21.72	1,043,252	20.23
Exercised	(410,069)	22.45	(149,074)	17.03	(93,285)	21.85
Cancelled	(544,727)	27.71	(99,080)	23.18	(95,065)	26.49

Outstanding, end of year	4,361,090	$25.08	4,567,900	$26.46	3,920,822	$27.10

Exercisable	2,915,278	$28.02	2,822,253	$29.24	2,265,996	$29.44

	December 31, 2003

	Outstanding Options

		Weighted Average		Exercisable Options

		Remaining			Weighted
		Contractual	Exercise		Average
Exercise Price Range	Shares	Life (Years)	Price	Shares	Price

$17.00 — $23.00	2,722,105	7.69	$20.09	1,309,149	$21.26
$24.67 — $24.67	147,200	7.82	24.67	124,341	24.67
$25.11 — $31.38	863,384	4.14	27.64	853,387	27.65
$33.00 — $53.00	628,401	3.96	43.26	628,401	43.26

	4,361,090	6.45	$25.08	2,915,278	$28.02

Restricted Stock

      The fair value of restricted shares and restricted stock units at the date of grant is amortized to expense ratably over the restriction period.

			Nine Months
	Year Ended	Year Ended	Ended
	December 31,	December 31,	December 31,
	2003	2002	2001

Shares awarded	356,885	150,220	284,100
Shares cancelled	—	(6,000)	(6,000)
Share restriction removed	(31,800)	(3,000)	(10,000)
Outstanding	851,905	526,820	385,600
Grant date fair value per share	$18.69	$21.71	$23.04

Note 15.	Series B Redeemable Convertible Preferred Stock

      In June 2003 the Company issued 600 shares of Series B Redeemable Convertible Preferred Stock. Each Share of Series B preferred stock has an initial liquidation value of $100,000 per share. The liquidation value, plus accrued but unpaid dividends, is payable on June 25, 2008, the mandatory redemption date, at the Company’s option in cash or in shares of common stock valued at 90% of the then current market price of our common stock. Each share of Series B preferred stock may be converted at any time at the option of the holder into shares of the Company’s common stock, based on the initial conversion price of $22.46 per share, which is the equivalent to 4,452 shares of common stock for each $100,000 initial liquidation preference. Holders of the Se-

ries B preferred stock are entitled to receive dividends payable semi-annually, on July 1 and January 1 of each year, beginning January 1, 2004 at an annual rate of 4.5% of the liquidation preference. The Company may, at its option, pay dividends either in cash or in shares of our common stock at the then current market price. All dividends paid through January 2004 have been paid in cash. The holders of Series B preferred stock are entitled to vote with the holders of the common stock on an as-if converted basis on all matters brought before the stockholders. The Series B preferred stock has been classified outside the Stockholders’ Equity section because there is not absolute assurance that the number of authorized and unissued common shares would be adequate to redeem the Series B preferred stock. At December 31, 2003, the number of shares authorized and unissued would be adequate to redeem the Series B preferred stock as long as the market value of our common stock was at least $1.37 per share.

Note 16.	Stockholders’ Equity

      The Company has a Stockholder’s Rights Plan. On March 11, 1999, the Board of Directors of the Company declared a dividend distribution of one right for each outstanding share of the Company’s common stock, $1.00 par value, to stockholders of record at the close of business on April 27, 1999. Each right entitles the registered holder to purchase from the Company one one-hundredth (1/100) of a share of Series A Preferred Stock at a purchase price of $200.00 per one one-hundredth (1/100) of a share, subject to adjustment. The rights are not exercisable or detachable from the common stock until ten business days after a person or group acquires beneficial ownership of twelve percent or more of the Company’s common stock or if a person or group commences a tender or exchange offer upon consummation of which that person or group would beneficially own twelve percent or more of the common stock. The Company will generally be entitled to redeem the rights at $0.01 per right at any time until the first public announcement that a twelve-percent position has been acquired. If any person or group becomes a beneficial owner of twelve-percent or more of the Company’s common stock, each right not owned by that person or related parties enables its holder to purchase, at the right’s purchase price, shares of the Company’s common stock having a calculated value of twice the purchase price of the right.

      In connection with the Thrall merger, the Company adopted an amendment to the Rights Plan which generally permits the former stockholders of Thrall and its affiliates to beneficially own in excess of twelve percent of the Company’s common stock without triggering the Plan as described above provided such persons hold the stock in compliance with a stockholders’ agreement entered into in connection with the acquisition.

      On March 6, 2002, the Company privately placed a total of 1.5 million unregistered shares of our common stock for net proceeds of $31.2 million. The Company subsequently registered these shares.

Note 17.	Commitments and Contingencies

      The Company and its wholly owned subsidiary, Trinity Marine Products, Inc. (“TMP”), and certain material suppliers and others, have been named as co-defendants in six separate lawsuits filed by multiple plaintiffs on various dates. In October 2003 ACF Acceptance Barge I, LLC (“ACF”) settled all of its claims in the ACF litigation with the Company. The settlement involved the purchase of eleven barges which are leased to a barge operator under long-term bareboat charter agreements. The Company’s Leasing Subsidiary purchased the barges for $19.1 million and succeeded ACF as lessor under the charters. The estimated fair market value of the operating leases and residual value of the barges approximated the purchase price. In one of the other cases the plaintiff has petitioned the court for certification of a class, which, if certified by the court, could potentially increase the total number of barges involved in the case. The other five suits involve 48 tank barges sold at an average prices of approximately $1.4 million, and 140 hopper barges sold at an average price of approximately $280,000. All the cases allege similar causes of action related to defects in coating materials supplied by a co-defendant and coatings application workmanship by TMP. The plaintiffs seek both compensatory and punitive damages and/or rescission of the barge purchase contracts. Technical experts investigating the claims have expressed the opinion that technical arguments presented by the plaintiffs in this litigation are without merit. The Company and TMP are defending these cases vigorously. As of February 15, 2004, two of the plaintiffs owe TMP approximately $11.5 million, of which $10.5 million is past due, related to contracts for the purchase of barges not involved in the litigation. TMP has filed suit for collection of the past due amounts.

      In a proceeding unrelated to the foregoing litigation, the Company and TMP filed a declaratory judgment an action seeking declaration by the Court of the Company’s and TMP’s (i) obligations related to allegations of certain barge owners as to defective coatings and coatings application on 65 tank barges and (ii) rights and remedies relative to an insurance policy in which TMP was named as additional insureds and which was applicable to the coatings on the 65 barges. On December 9, 2003, the barge owners filed a response proceeding to the declaratory judgment claiming actual damages of $6.5 million and punitive damages of $10 million.

      A subsidiary of the Company, Transit Mix Concrete and Materials Company, was named as a defendant in a case involving the death of an employee of an independent contractor who died following an accident that occurred while the decedent was working at a Company owned facility. Following a jury verdict in the favor of the plaintiff, the presiding judge entered a final judgment in the amount of $33.9 million (inclusive of fees, costs, and judgment interest). This case has been appealed. Management believes liability in this case, if any, exceeding $3.0 million, will be covered by insurance.

      The Company is also involved in other claims and lawsuits incidental to its current and former subsidiaries’ businesses. Based on information currently available to the Company, it is management’s opinion that its ultimate liability, if any, for such claims and lawsuits, including those matters associated with its use of products manufactured by others and alleged to contain asbestos, in the aggregate will not have a material adverse effect on the Company’s business, operations or overall financial condition. However, resolutions of claims or lawsuits by settlement or otherwise could have a significant impact on the Company’s operating results for the reporting period in which any such resolution occurs.

      The Company is subject to federal, state, local, and foreign laws and regulations relating to the environment and to the workplace. The Company believes that it is currently in substantial compliance with such laws and regulations.

      The Company is involved in various proceedings relating to environmental matters. The Company has provided reserves totaling $17.2 million to cover probable and estimable liabilities of the Company with respect to such proceedings, taking into account currently available information and the Company’s contractual rights of indemnification. However, estimates of future response costs are necessarily imprecise. Accordingly, there can be no assurance that the Company will not become involved in future litigation or other proceedings or, if the Company were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to the Company.

      Non-cancelable purchase obligations, primarily for steel purchases, are $273.0 million in 2004 and $1.2 million in 2005.

Note 18. Selected Quarterly Financial Data (Unaudited)

	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

	(in millions except per share data)
Year ended December 31, 2003:
Revenues	$289.1	$365.8	$363.4	$414.5
Operating profit (loss)	(11.4)	10.4	10.1	4.3
Net income (loss)	(14.5)	3.5	1.8	(0.8)
Dividends on Series B preferred stock	—	—	(0.8)	(0.8)
Net income (loss) applicable to common shareholder	(14.5)	3.5	1.0	(1.6)
Net income (loss) per common share:
Basic	$(0.32)	$0.08	$0.02	$(0.04)
Diluted	(0.32)	0.08	0.02	(0.04)

	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2002	2002	2002	2002

	(in millions except per share data)
Year ended December 31, 2002:
Revenues	$384.3	$366.0	$387.6	$349.4
Operating profit (loss)(1)	(4.2)	3.2	13.7	(2.0)
Net income (loss)(1)	(8.6)	(5.7)	6.2	(11.5)
Net income (loss) per common share(1):
Basic	$(0.19)	$(0.13)	$0.14	$(0.25)
Diluted	(0.19)	(0.13)	0.14	(0.25)

(1)	See notes to consolidated financial statements for a discussion of unusual charges for the three months ended December 31, 2001.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

      None

Item 9A.	Controls and Procedures

      Disclosure Controls and Procedures. The company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and the Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports that it files with the SEC within the required time periods.

      Internal Control over Financial Reporting. During the period covered by this report, there have been no changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

      Information regarding the directors of the Company is incorporated by reference to the information set forth under the caption “Nominees” in the Company’s proxy statement for the Annual Meeting of Stockholders to be held on May 10, 2004. Information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference to the information set forth under the caption “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for the Annual Meeting of Stockholders to be held on May 10, 2004. Information relating to the Board of Directors determinations concerning whether at least one of the members of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 401(h) of Regulation S-K is incorporated by reference to the information set forth under the caption “Corporate Governance” in the Company’s proxy statement for the Annual Meeting of Stockholders to be held on May 10, 2004.

      Information relating to the executive officers of the Company is set forth in Part I of this report under the caption “Executive Officers of the Company.”

      The Company has disclosed its code of ethics on its website at www.trin.net.

Item 11.	Executive Compensation.

      Information regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the captions “Compensation for Directors” and “Executive Compensation” in the Company’s proxy statement for the Annual Meeting of Stockholders to be held on May 10, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company’s proxy statement for the Annual Meeting of Stockholders to be held on May 10, 2004, under the caption “Security Ownership of Certain Beneficial Owners and Management.”

      The following table sets forth information about Trinity common stock that may be issued under all of Trinity’s existing equity compensation plans as of December 31, 2003.

Equity Compensation Plan Information

	(a)		(b)	(c)

				Number of Securities
	Number of Securities			Remaining Available for
	to be Issued		Weighted-Average	Future Issuance under
	Upon Exercise of		Exercise Price of	Equity Compensation
	Outstanding Options,		Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights		Warrants and Rights	Reflected in Column (a))

Plan Category
Equity compensation plans approved by security holders	4,359,110	(1)	$24.26 (1)	335,529 (2)
Equity compensation plans not approved by security holders	147,200	(3)(4)	$24.67	-0-
Total	4,506,310		$24.27	335,529

(1)	Includes 145,220 shares of common stock issuable upon the vesting and conversion of restricted stock units. The restricted stock units do not have an exercise price.

(2)	Includes 151,595 shares available for future issuance under the Company’s Stock Option and Incentive Plan of 1998 as restricted stock, restricted stock units or other performance awards.

(3)	Includes 68,600 shares of common stock subject to options pursuant to stock option agreements entered into with nine former Thrall employees and 78,600 shares pursuant to a stock option agreement entered into with Michael Flannery, an executive officer of the Company, as an inducement to their accepting employment with the Company in connection with the Thrall merger in October of 2001. The terms of the stock option agreements are consistent with the basic terms of the Company’s Stock Option and Incentive Plan and provide for an exercise price based on the fair market value of the Company’s Common Stock on the date of the award, vesting equally over a three year period, and cancellation of the options upon early termination of employment (except the stock option agreement with Michael E. Flannery provides the option vests 50% each year and may be exercised between October 27, 2003 and October 26, 2005 whether he is employed or not provided he is employed by the Company or a subsidiary on October 26, 2003 and provided further that he is not discharged for cause), adjustments for changes in capitalization, and provide no right to continued employment.

(4)	Excludes information regarding the Trinity Deferred Plan for Director Fees. This plan permits the deferral of the payment of the annual retainer fee and board and committee meeting fees. At the election of the participant, the deferred fees may be converted into phantom stock units with a fair market value equal to the value of the fees deferred, and such phantom stock units are credited to the director’s account (along with the amount of any dividends or stock distributions). At the time a participant ceases to be a director, cash will be distributed to the participant. At December 31, 2003, 68,939 phantom stock units were credited to the accounts of participants. Also excludes information regarding the Trinity Industries Supplemental Profit Sharing Plan (“Supplemental Plan”) for certain of its highly compensated employees. Information about the Supplemental Plan is incorporated herein by reference from the Company’s proxy statement for the Annual Meeting of Stockholders to be held on May 10, 2004, under the caption “Executive Compensation — Retirement Plans.” At December 31, 2003, 214,747 stock units were credited to the accounts of participants under the Supplemental Plan.

Item 13.	Certain Relationships and Related Transactions.

      Information regarding certain relationships and related transactions with director nominees is incorporated by reference to the information set forth under the captions “Compensation Committee Interlocks and Insider Participation” in the Company’s proxy statement for the Annual Meeting of Stockholders to be held on May 10, 2004.

Item 14.	Principal Accountant Fees and Services

      Information regarding principal accounting fees and service is incorporated by reference to the information set forth under the captions “Fees to Independent Auditors for Fiscal 2003 and 2002” in the Company’s proxy statement for the Annual Meeting of Stockholders to be held on May 10, 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports On Form 8-K.

      (a)     Financial Statements.

      See Item 8.

      (b)     Financial Statement Schedules.

      For the years ended December 31, 2003, and 2002 and the nine months ended December 31, 2001

      II — Allowance for Doubtful Accounts

      (c)     Reports on Form 8-K.

      Trinity filed a Current Report on Form 8-K dated October 9, 2003, reporting, under Item 5, litigation settlement with ACF Barge Acceptance I, LLC, and attaching a news release dated October 8, 2003.

      Trinity filed a Current Report on Form 8-K dated November 7, 2003, reporting, under Item 9 and Item 12, operating results for the third quarter of 2003, and attaching a news release dated November 5, 2003 and script of the conference call of November 6, 2003.

      Trinity filed a Current Report on Form 8-K dated February 26, 2003, reporting, under Item 9 and Item 12, operating results for the fourth quarter of 2003, and attaching a news release dated February 25, 2003 and script of the conference call dated February 26, 2003. In addition, Trinity reported the announcement of an agreement with The Burlington Northern and Santa Fe Railway Company to build hopper cars, and attaching a news release dated February 26, 2003.

      (d)     Exhibits.

      See Index to Exhibits for a listing of Exhibits which are filed herewith or incorporated herein by reference to the location indicated.

EXHIBIT 23

CONSENT OF INDEPENDENT AUDITORS

      We consent to the incorporation by reference in Post-Effective Amendment No. 3 to the Registration Statement (Form S-8, No. 2-64813), Post-Effective Amendment No. 1 to the Registration Statement (Form S-8, No. 33-10937), Registration Statement (Form S-8, No. 33-35514), Registration Statement (Form S-8, No. 33-73026), Registration Statement (Form S-8, No. 333-77735), Registration Statement (Form S-8, No. 333-91067), Registration Statement (Form S-3, No. 333-84618), Registration Statement (Form S-8, No. 333-85588), Registration Statement (Form S-8, No. 333-85590), Registration Statement (Form S-3, No. 333-96921), of Trinity Industries, Inc. and in the related Prospectuses of our reports dated February 20, 2004 with respect to the consolidated financial statements and schedules of Trinity Industries, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 2003.

ERNST & YOUNG LLP

Dallas, Texas
February 26, 2004

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders

  Trinity Industries, Inc.

      We have audited the consolidated financial statements of Trinity Industries, Inc. as of December 31, 2003, and for the years ended December 31, 2003 and 2002, and the nine months ended December 31, 2001 and have issued our report thereon dated February 20, 2004. Our audits also included the financial statement schedules of Trinity Industries, Inc. listed in Item 14(a). These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

      In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP

Dallas, Texas
February 20, 2004

SCHEDULE II

Trinity Industries, Inc.

Allowance For Doubtful Accounts

Year Ended December 31, 2003 and 2002, and The Nine Months Ended December 31, 2001
(in millions)

		Additions
	Balance at	Charged to	Accounts	Balance
	Beginning	Costs and	Charged	at End of
	of Period	Expenses	Off	Period

Year Ended December 31, 2003	$8.3	$1.3	$1.9	$7.7

Year Ended December 31, 2002	$9.5	$0.8	$2.0	$8.3

Nine Months Ended December 31, 2001	$4.8	$10.1	$5.4	$9.5

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC. Registrant	By /s/ JOHN L. ADAMS John L. Adams Executive Vice President February 27, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Company and in the capacities and on the dates indicated:

Directors:

/s/ DAVID W. BIEGLER
David W. Biegler

Director
February 27, 2004

/s/ CRAIG J. DUCHOSSOIS
Craig J. Duchossois
Director
February 27, 2004

/s/ RONALD J. GAFFORD
Ronald J. Gafford
Director
February 27, 2004

/s/ BARRY J. GALT
Barry J. Galt
Director
February 27, 2004

/s/ CLIFFORD J. GRUM
Clifford J. Grum
Director
February 27, 2004

/s/ JESS T. HAY
Jess T. Hay
Director
February 27, 2004	Directors (continued)

/s/ DIANA NATALICIO
Diana Natalicio
Director
February 27, 2004

Principal Executive Officer:

/s/ TIMOTHY R. WALLACE
Timothy R. Wallace
Chairman, President,
Chief Executive Officer and Director February 27, 2004

Principal Financial Officer:

/s/ JIM S. IVY
Jim S. Ivy
Senior Vice President and
Chief Financial Officer
February 27, 2004

Principal Accounting Officer

/s/ CHARLES MICHEL
Charles Michel
Vice President, Controller
February 27, 2004

Trinity Industries, Inc.

Index to Exhibits

(Item 14(a))

NO.		DESCRIPTION

(3.1)		Certificate of Incorporation of Trinity Industries, Inc., as amended. (Incorporated by reference to Form 10-K filed March 20, 2002).
(3.2)		By-Laws of Trinity Industries, Inc. (Incorporated by reference to Exhibit 3.2 to our Form 10-K filed March 20, 2002
(4.1)		Certificate of Incorporation of Trinity Industries, Inc., as amended (filed as Exhibit 3.1 above).
(4.2)		By-Laws of Trinity Industries, Inc. (filed as Exhibit 3.2 above).
(4.3)		Specimen Common Stock Certificate of Trinity Industries, Inc. (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 1999).
(4.4)		Rights Agreement dated March 11, 1999 (incorporated by reference to our Form 8-A filed April 2, 1999).
(4.5)		Amendment No. 1 to the Rights Agreement dated as of August 12, 2001, amending the Rights Agreement dated as of March 11, 1999 by and between Trinity Industries, Inc. and the Bank of New York, as Rights Agent (incorporated by reference to Exhibit 2 to our Form 8-A/ A filed August 22, 2001).
(4.6)		Amendment No. 2 to the Rights Agreement dated as of October 26, 2001, amending the Rights Agreement dated as of March 11, 1999 by and between Trinity Industries, Inc. and the Bank of New York, as Rights Agent, as amended by Amendment No. 1 to the Rights Agreement, dated August 13, 2001 (incorporated by reference to Exhibit 4 to our Form 8-A/ A filed October 31, 2001).
(4.7)		Registration Rights Agreement dated as of October 26, 2001 by and between Trinity Industries, Inc. and Thrall Car Management, Inc. (filed as an exhibit to Exhibit 10.19 below).
(4.8)		Pass Through Trust Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and Wilmington Trust Company, as Trustee. (Incorporated by reference to Exhibit 4.1 to our Form 8-K filed February 19, 2002).
(4	.8.1)	[A] Trust Indenture and Security Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.2 to our Form 8-K filed February 19, 2002).
(4	.8.2)	[B] Trust Indenture and Security Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.3 to our Form 8-K filed February 19, 2002).
(4	.8.3)	[C] Trust Indenture and Security Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and The Bank of New York, as Trustee. (Incorporated by reference to Exhibit 4.4 to our Form 8-K filed February 19, 2002).
(10.1)		Fixed Charges Coverage Agreement dated as of January 15, 1980, between Trinity Industries, Inc. and Trinity Industries Leasing Company (incorporated by reference to Exhibit 10.1 to Registration Statement No. 2-70378 filed January 29, 1981).
(10.2)		Tax Allocation Agreement dated as of January 22, 1980 between Trinity Industries, Inc. and its subsidiaries (including Trinity Industries Leasing Company) (incorporated by reference to Exhibit 10.2 to Registration Statement No. 2-70378 filed January 29, 1981).
(10	.3.1)	Form of Amended and Restated Executive Severance Agreement, dated November 7, 2000, entered into between Trinity Industries, Inc. and Chief Executive Officer, each of the four most highly paid executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year, one other executive officer, and three executive officers of subsidiaries of Trinity Industries, Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).*

NO.		DESCRIPTION

(10	.3.2)	Form of Amended and Restated Executive Severance Agreement dated November 7, 2000, entered into between Trinity Industries, Inc. and six executive officers and certain other subsidiary and divisional officers of Trinity Industries, Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).*
(10.4)		Trinity Industries, Inc., Stock Option Plan with Stock Appreciation Rights (incorporated by reference to Registration Statement No. 2-64813 filed July 5, 1979, as amended by Post-Effective Amendment No. 1 dated July 1, 1980, Post-Effective Amendment No. 2 dated August 31, 1984, and Post-Effective Amendment No. 3 dated July 13, 1990).*
(10.5)		Directors’ Retirement Plan adopted December 11, 1986, as amended by Amendment No. 1 dated September 10, 1998 (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended March 31, 1999).*
(10.6)		1989 Stock Option Plan with Stock Appreciation Rights (incorporated by reference to Registration Statement No. 33-35514 filed June 20, 1990).*
(10.7)		1993 Stock Option and Incentive Plan (incorporated by reference to Registration Statement No. 33-73026 filed December 15, 1993).*
(10	.8.1)	Supplemental Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as restated effective January 1, 2000 (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2000).*
(10	.8.2)	Amendment No. 1 dated March 8, 2001 to the Supplemental Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates (incorporated by reference to Exhibit 10.8.2 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2001).*
(10	.8.3)	Amendment No. 2 effective January 1, 2002 to the Supplemental Profit Sharing Plan of Trinity Industries, Inc. and Certain Affiliates (filed herewith).*
(10.9)		Supplemental Profit Sharing and Deferred Director Fee Trust dated March 31, 1999 (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended March 31, 1999).*
(10.10)		Supplemental Retirement Plan dated April 1, 1995, as amended by Amendment No. 1 dated September 14, 1995 and Amendment No. 2 dated May 6, 1997 (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended March 31, 1999).*
(10.11)		Deferred Plan for Director Fees dated July 17, 1996, as amended by Amendment No. 1 dated September 10, 1998 (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended March 31, 1999).*
(10	.11.1)	Amendment No. 2 to Deferred Plan for Director Fees, dated December 13, 2001 (incorporated by reference to Exhibit 10.11.1 to our Form 10-K filed March 20, 2002).*
(10	.11.2)	Amendment No. 3 to Deferred Plan for Director Fees, dated April 1, 2003 (incorporated by reference to Exhibit 10.11.2 of our Form 10-Q filed May 8, 2003).*
(10.12)		Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to Registration Statement No. 333-77735 filed May 4, 1999).*
(10	.12.1)	Amendment No. 1 to the Trinity Industries, Inc. 1998 Stock Option and Incentive Plan.* (Incorporated by reference to Exhibit 10.12.1 to our Form 10-K filed March 20, 2002)
(10	.12.2)	Amendment No. 2 to the Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to 10.12.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).*
(10.13)		Form of Deferred Compensation Plan and Agreement as amended and restated entered into between Trinity Industries, Inc. and certain officers of Trinity Industries, Inc. or its subsidiaries.* (Incorporated by reference to Exhibit 10.13 to our Form 10-K filed March 20, 2002).
(10.14)		Trinity Industries, Inc. Short-Term Management Incentive Plan (incorporated by reference to Exhibit A to our proxy statement dated June 19, 2000).*
(10.15)		Equipment Lease Agreement (TRL 1 2001-1A) dated as of May 17, 2001 between TRLI-1A Railcar Statutory Trust, lessor, and Trinity Rail Leasing I L.P., lessee (incorporated by reference to Exhibit 10.16 to our Form 10-K for the fiscal year ended March 31, 2001).

NO.		DESCRIPTION

(10	.15.1)	Participation Agreement (TRL 1 2001-1A) dated as of May 17, 2001 among Trinity Rail Leasing I L.P., lessee, et. al. (incorporated by reference to Exhibit 10.16.1 to our Form 10-K filed March 20, 2002).
(10	.15.2)	Equipment Lease Agreement (TRL 1 2001-1B) dated as of July 12, 2001 between TRL 1 2001-1B Railcar Statutory Trust, lessor, and Trinity Rail Leasing I L.P., lessee (incorporated by reference to Exhibit 10.16.2 to our Form 10-K filed March 20, 2002).
(10	.15.3)	Participation Agreement (TRL 1 2001-1B) dated as of May 17, 2001 among Trinity Rail Leasing I L.P., lessee, et. al. (incorporated by reference to Exhibit 10.16.3 to our Form 10-K filed March 20, 2002).
(10	.15.4)	Equipment Lease Agreement (TRL 1 2001-1C) dated as of December 28, 2001 between TRL 1 2001-1C Railcar Statutory Trust, lessor, and Trinity Rail Leasing 1 L.P., lessee (incorporated by reference to Exhibit 10.16.4 to our Form 10-K filed March 20, 2002).
(10	.15.5)	Participation Agreement (TRL 1 2001-1C) dated as of December 28, 2001 among Trinity Rail Leasing I L.P., lessee, et. al. (incorporated by reference to Exhibit 10.16.5 to our Form 10-K filed March 20, 2002)
(10.16)		Credit Agreement dated as of June 4, 2002, among Trinity Industries, Inc, as Borrower, JPMorgan Chase Bank, individually as a Lender and Issuing Bank and as Administrative Agent, and Dresdner Bank AG, New York and Grand Cayman Branches and The Royal Bank of Scotland plc., each individually as a Lender and collectively as Syndication Agents, and certain other Lenders party thereto from time to time. (Incorporated by reference to Exhibit 10.1 of our Form 10-Q filed August 12, 2002).
(10	.16.1)	First Amendment to the Credit Agreement dated October 16, 2002, amending the Credit Agreement dated June 4, 2002 (incorporated by reference to Exhibit 10.17.1 of our Form 10-Q filed November 6, 2003).
(10	.16.2)	Second Amendment to the Credit Agreement dated September 26, 2003, amending the Credit Agreement dated June 4, 2002 (incorporated by reference to Exhibit 10.17.2 of our Form 10-Q filed November 6, 2003).
(10.17)		Warehouse Loan Agreement dated as of June 27, 2002 among Trinity Industries Leasing Company, Trinity Rail Leasing Trust II, the Borrower, Credit Suisse First Boston, New York Branch, as Agent, and the Lenders party thereto from time to time. (Incorporated by reference to Exhibit 10.2 to our Form 10-Q filed August 12, 2002).
(10	.17.1)	Amendment No. 1 to the Warehouse Loan Agreement dated as of June 27, 2003, amending the Warehouse Loan Agreement dated June 27, 2002 (incorporated by reference to Exhibit 10.18.1 of our Form 10-Q filed November 6, 2003).
(10	.17.2)	Amendment No. 2 to the Warehouse Loan Agreement dated as of July 29, 2003, amending the Warehouse Loan Agreement dated June 27, 2002 (incorporated by reference to Exhibit 10.18.2 of our Form 10-Q filed November 6, 2003).
(10	.17.3)	Amendment No. 3 to the Warehouse Loan Agreement dated as of August 29, 2003, amending the Warehouse Loan Agreement dated June 27, 2002 (incorporated by reference to Exhibit 10.18.3 of our Form 10-Q filed November 6, 2003).
(10.18)		Agreement and Plan of Merger dated as of August 13, 2001 by and among Trinity Industries, Inc., TCMC Acquisition Corp., Thrall Car Manufacturing Company and Thrall Car Management Company, Inc. together with the form of Stockholder’s Agreement and Registration Rights Agreement attached thereto as exhibits (incorporated by reference to Exhibit 2.1 to our Form 8-K dated August 15, 2001).
(10.19)		Non-qualified Stock Option Agreement dated October 26, 2001 between Michael E. Flannery and the Company (incorporated by reference to Exhibit 10.20 to our Form 10-K for the fiscal year 2002).*
(21)		Listing of subsidiaries of Trinity Industries, Inc.
(23)		Consent of Independent Auditors. (Contained on page 60 of this document).
(31.1)		Rule 13a-14(a) Certification of Chief Executive Officer
(31.2)		Rule 13a-14(a) Certification of Chief Financial Officer

NO.	DESCRIPTION

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.X.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification of Chief Financial Officer pursuant to 18 U.X.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plan arrangements.

NOTICE: A copy of Exhibits omitted from the reproduction will be furnished upon written request to Neil Shoop, Treasurer, Trinity Industries, Inc., P.O. Box 568887, Dallas, Texas 75356-8887. We may impose a reasonable fee for our expense in connection with providing the above-referenced Exhibits.