Form 10-Q
period 2004-03-31
TRINITY INDUSTRIES INC
filed 2004-05-06
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________.

Commission File Number 1-6903

Trinity Industries, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	75-0225040 (I.R.S. Employer Identification No.)

2525 Stemmons Freeway
Dallas, Texas (Address of principal executive offices)	75207-2401 (Zip Code)

Registrant’s telephone number, including area code (214) 631-4420

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

     At April 30, 2004 there were 47,011,368 shares of the Registrant’s common stock outstanding.

TRINITY INDUSTRIES, INC.

FORM 10-Q

Caption	Page
PART I FINANCIAL INFORMATION
Item 1 Financial Statements	3
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3 Quantitative and Qualitative Disclosures About Market Risk	18
Item 4 Controls and Procedures	18
PART II OTHER INFORMATION
Item 1 Legal Proceedings	19
Item 6 Exhibits and Reports on Form 8-K	21
SIGNATURES	23
CERTIFICATIONS
Amendment No. 3 to Supplemental Profit Sharing
Amendment No. 3 to Supplemental Retirement Plan
Amendment No. 4 to Supplemental Profit Sharing
Supplemental Retirement/Director Retirement Trust
Amended and Restated Credit Agreement
Purchase Agreement
Amendment No. 1 to the Purchase Agreement
Registration Rights Agreement
Indenture
Equipment Lease Agreement
Participation Agreement
Equipment Lease Agreement
Participation Agreement
Equipment Lease Agreement
Participation Agreement
Rule 13a-15(e) and 15d-15(e) Certification of CEO
Rule 13a-15(e) and 15d-15(e) Certification of CFO
Certification Pursuant to Section 906
Certification Pursuant to Section 906

Item 1. Financial Statements

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended March 31,
	2004	2003
	(unaudited)
	(in millions except per share amounts)
Revenues	$454.9	$289.1
Operating costs:
Cost of revenues	425.1	266.4
Selling, engineering and administrative expenses	36.3	34.1

	461.4	300.5

Operating loss	(6.5)	(11.4)
Other (income) expense:
Interest income	(0.2)	(0.1)
Interest expense	10.1	9.5
Other, net	0.1	(0.8)

	10.0	8.6

Loss before income taxes	(16.5)	(20.0)
Provision (benefit) for income taxes	(5.7)	(5.5)

Net loss	(10.8)	(14.5)
Dividends on Series B preferred stock	(0.8)	—

Net loss applicable to common shareholders	$(11.6)	$(14.5)

Net loss applicable to common shareholders per common share:
Basic	$(0.25)	$(0.32)

Diluted	$(0.25)	$(0.32)

Weighted average number of shares outstanding:
Basic	46.2	45.5
Diluted	46.2	45.5

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2004	2003
	(unaudited)
	(in millions)
Assets
Cash and cash equivalents	$151.3	$46.0
Receivables, net of allowance	235.3	198.1
Inventories:
Raw materials and supplies	155.5	158.4
Work in process	76.8	60.0
Finished goods	43.5	39.6

	275.8	258.0
Property, plant and equipment, at cost	1,624.2	1,627.1
Less accumulated depreciation	(689.8)	(681.9)

	934.4	945.2
Goodwill	420.2	415.1
Other assets	149.2	145.5

	$2,166.2	$2,007.9

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$444.9	$460.2
Debt:
Recourse	475.6	298.5
Non-recourse	108.6	96.7

	584.2	395.2
Deferred income	30.4	32.2
Other liabilities	52.7	58.7

	1,112.2	946.3
Series B redeemable convertible preferred stock, no par value, $0.1 liquidation value	57.9	57.8
Stockholders’ equity:
Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock — shares issued and outstanding at March 31, 2004 - 50.9; at December 31, 2003 - 50.9	50.9	50.9
Capital in excess of par value	431.5	434.7
Retained earnings	635.5	649.9
Accumulated other comprehensive loss	(27.6)	(27.3)
Treasury stock (4.0 shares at March 31, 2004 and 4.3 shares at December 31, 2003)	(94.2)	(104.4)

	996.1	1,003.8

	$2,166.2	$2,007.9

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements Cash Flows

	Three Months Ended March 31,
	2004	2003
	(unaudited)
	(in millions)
Operating activities:
Net loss	$(10.8)	$(14.5)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	22.1	21.8
Deferred income taxes	(5.7)	(1.8)
Gain on sale of property, plant, equipment and other assets	(0.6)	(1.4)
Other	0.5	(0.6)
Changes in assets and liabilities:
(Increase) decrease in receivables	(37.5)	15.4
Decrease in tax receivable	—	46.2
(Increase) decrease in inventories	(16.8)	5.7
(Increase) decrease in other assets	(6.8)	10.9
(Decrease) increase in accounts payable and accrued liabilities	(15.2)	4.8
(Decrease) increase in other liabilities	(0.9)	1.1

Net cash (required) provided by operating activities	(71.7)	87.6

Investing activities:
Proceeds from sale of property, plant, equipment and other assets	4.1	2.5
Capital expenditures — lease subsidiary	(31.8)	(65.5)
Capital expenditures — other	(5.0)	(2.9)
Payment for purchase of acquisitions, net of cash acquired	(15.7)	—
Sale of investment in equity trust	8.5	—

Net cash required by investing activities	(39.9)	(65.9)

Financing activities:
Payments to retire debt	(177.6)	(67.5)
Proceeds from issuance of debt	392.2	74.8
Proceeds from issuance of common stock, net	6.5	—
Dividends paid to common shareholders	(2.8)	(2.8)
Dividends paid to preferred shareholders	(1.4)	—

Net cash provided by financing activities	216.9	4.5

Net increase in cash and cash equivalents	105.3	26.2
Cash and cash equivalents at beginning of period	46.0	19.1

Cash and cash equivalents at end of period	$151.3	$45.3

Interest paid for the three months ended March 31, 2004 and 2003 was $10.7 and $11.5, respectively. Taxes paid, net of refunds received, were $4.0 for the three months ended March 31, 2004 and taxes received, net of payments made were $47.3 for the three months ended March 31, 2003.

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity

	Common	Common	Capital		Accumulated
	Shares	Stock	in Excess		Other		Treasury	Total
	(100,000,000	$1.00 Par	of Par	Retained	Comprehensive	Treasury	Stock at	Stockholders’
	Authorized)	Value	Value	Earnings	Loss	Shares	Cost	Equity
	(unaudited) (in millions except share and per share data)
Balance at December 31, 2003	50,940,351	$50.9	$434.7	$649.9	$(27.3)	(4,260,860)	$(104.4)	$1,003.8
Net loss	—	—	—	(10.8)	—	—	—	(10.8)
Currency translation adjustments	—	—	—	—	0.1	—	—	0.1
Unrealized loss on derivative financial instruments	—	—	—	—	(0.4)	—	—	(0.4)

Comprehensive net loss								(11.1)
Cash dividends ($0.06 per common share)	—	—	—	(2.8)	—	—	—	(2.8)
Dividend on Series B preferred stock	—	—	—	(0.8)	—	—	—	(0.8)
Restricted shares issued	—	—	(0.1)	—	—	20,800	0.6	0.5
Stock options exercised	—	—	(3.1)	—	—	277,921	9.6	6.5

Balance at March 31, 2004	50,940,351	$50.9	$431.5	$635.5	$(27.6)	(3,962,139)	$(94.2)	$996.1

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

     The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. (“Trinity” or the “Company”). In the opinion of management, all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of March 31, 2004 and the results of operations and cash flows for the three-month period ended March 31, 2004 and 2003, in conformity with generally accepted accounting principles, have been made. Because of seasonal and other factors, the results of operations for the three-month period ended March 31, 2004 may not be indicative of expected results of operations for the year ending December 31, 2004. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2003.

Stock Based Compensation

     The Company has elected to apply the accounting provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its interpretations and, accordingly, no compensation expense has been recorded for the stock options. The effect of computing compensation expense in accordance with Statement of Accounting Standards No. 123, “Accounting for Stock Based Compensation,” using the Black-Scholes option pricing method for the three months ended March 31, 2004 and 2003 are shown in the accompanying table (in millions).

	Three Months Ended
	March 31,
	2004	2003
Pro forma
Net loss applicable to common shareholders, as reported	$(11.6)	$(14.5)
Add: Stock compensation expense related to restricted stock	0.5	0.5
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(1.2)	(1.7)

Pro forma net loss applicable to common shareholders	$(12.3)	$(15.7)

Pro forma net loss applicable to common shareholders per diluted share	$(0.27)	$(0.35)

Net loss applicable to common shareholders per diluted share - as reported	$(0.25)	$(0.32)

Net Loss Applicable to Common Shareholders

     Diluted net loss applicable to common shareholders is based on the weighted average shares outstanding plus the dilutive impact of stock options and Series B preferred stock, if any. Basic net loss applicable to common shareholders is based on the weighted average number of common shares outstanding for the period. The numerator for basic net loss applicable to common shareholders is loss adjusted for dividends on the Series B preferred stock in 2004 and net loss in 2003. The numerator for diluted net income loss applicable to common shareholders is net loss, adjusted for dividends on the Series B preferred stock in 2004. Employee stock options were antidilutive for all periods presented. The Series B preferred stock was antidilutive for 2004 and therefore not considered in average shares outstanding in the diluted net loss applicable to common shareholders calculation.

Note 2. Segment Information

     The Company reports operating results in the following business segments: (1) the Rail Group, which manufactures and sells railcars and component parts; (2) the Constructions Products Group, which manufactures and sells highway guardrail and safety products, concrete and aggregate, girders and beams used in the construction of highway and railway bridges, and weld fittings used in pressure piping systems; (3) the Inland Barge Group, which manufactures and sells barges and related products for inland waterway services; (4) the Industrial Products Group, which manufactures and sells tank heads and pressure and non-pressure containers for the storage and transportation of liquefied gases and other liquid and dry products; and (5) the Railcar Leasing and Management Services Group, which provides fleet management, maintenance and leasing services. Finally, All Other includes the Company’s captive insurance and transportation companies, structural towers, and other peripheral businesses.

     Sales and related profits from the Rail Group to Railcar Leasing and Management Services Group are recorded in Rail Group and eliminated in consolidation. Sales of railcars from the lease fleet are included in the Railcar Leasing and Management Services Group. Sales between groups are recorded at prices comparable to those charged to external customers.

Three Months Ended March 31, 2004 (in millions)

	Revenues			Operating Profit
	Outside	Intersegment	Total	(Loss)
Rail Group	$225.2	$35.7	$260.9	$(3.6)
Construction Products Group	120.0	0.1	120.1	2.0
Inland Barge Group	43.3	—	43.3	(5.7)
Industrial Products Group	30.4	1.4	31.8	0.8
Railcar Leasing and Management Services Group	35.1	—	35.1	9.6
All Other	0.9	6.7	7.6	1.3
Corporate	—	—	—	(7.6)
Eliminations	—	(43.9)	(43.9)	(3.3)

Consolidated Total	$454.9	$—	$454.9	$(6.5)

Three Months Ended March 31, 2003 (in millions)

	Revenues			Operating Profit
	Outside	Intersegment	Total	(Loss)
Rail Group	$84.0	$65.1	$149.1	$(10.3)
Construction Products Group	103.4	0.1	103.5	3.1
Inland Barge Group	44.1	—	44.1	(0.8)
Industrial Products Group	27.7	0.8	28.5	—
Railcar Leasing and Management Services Group	28.5	—	28.5	8.6
All Other	1.4	5.9	7.3	(0.9)
Corporate	—	—	—	(7.2)
Eliminations	—	(71.9)	(71.9)	(3.9)

Consolidated Total	$289.1	$—	$289.1	$(11.4)

Note 3. Property, Plant and Equipment

     The following table summarizes the components of property, plant and equipment as of March 31, 2004 and December 31, 2003 (in millions).

	March 31,	December 31,
	2004	2003
Corporate/Manufacturing:
Property, plant and equipment	$869.8	$868.6
Less accumulated depreciation	(572.2)	(569.0)

	297.6	299.6

Leasing:
Property, plant and equipment	754.4	758.5
Less accumulated depreciation	(117.6)	(112.9)

	636.8	645.6

	$934.4	$945.2

Note 4. Deposit Agreement

     The Company has a deposit agreement with Altos Hornos de Mexico, SA de C.V. (“AHMSA”) that provides for funds to be deposited with AHMSA that are then used along with other funds from the Company to purchase steel from AHMSA. As of March 31, 2004, total funds on deposit including interest due amounted to approximately $19.1 million. Since May 1999 AHMSA has been operating under a judicial declaration of suspension of payments, which under applicable Mexican law, allows companies in Mexico to (1) seek a debt restructuring agreement with their creditors in an orderly fashion; (2) continue their operations; and (3) avoid declaration of bankruptcy and liquidation of assets. The Company’s understanding of Mexican law is that all funds on deposit are required to be returned to the Company regardless of whether the supplier is able to operate under the declaration of suspension of payments. Trinity reduced $5.0 million of this deposit through purchases in the quarter ended March 31, 2004. The timing of future reductions of the deposit balance will depend on the rate of future steel purchases.

Note 5. Warranties

     The Company provides for the estimated cost of product warranties at the time revenue is recognized and assesses the adequacy of the resulting reserves on a quarterly basis. The change in the accruals for warranties for the three months ended March 31, 2004 and 2003 was as follows (in millions):

	Three Months Ended
	March 31,
	2004	2003
Beginning balance	$23.0	$20.8
Additions	2.5	4.8
Reductions	(5.9)	(3.6)

Ending balance	$19.6	$22.0

Note 6. Debt

     The following table summarizes the components of debt as of March 31, 2004 and December 31, 2003 (in millions).

	March 31,	December 31,
	2004	2003
Corporate/Manufacturing — Recourse:
Revolving commitment	$—	$—
Term commitment	—	122.8
Senior Notes	300.0	—
Other	5.6	5.7

	305.6	128.5

Leasing — Recourse
Equipment trust certificates	170.0	170.0

	170.0	170.0

	475.6	298.5

Leasing — Non-recourse
Warehouse facility	108.6	71.1
Trust debt	—	25.6

	108.6	96.7

Total debt	$584.2	$395.2

     In March 2004, the Company issued, through a private offering, $300 million aggregate principal amount 6 1/2% senior notes (Senior Notes) due 2014. Interest on the Senior Notes is payable semiannually commencing September 15, 2004. The Senior Notes rank equally with all of the Company’s existing and future senior debt and are subordinated to all the Company’s existing and future secured debt to the extent of the value of the assets securing such debt. The Company may redeem some or all of the Senior Notes at any time on or after March 15, 2009 at a redemption price of 103.25% in 2009, 102.167% in 2010, 101.083% in 2011 and 100.0% in 2012 and thereafter plus accrued interest. The Company may also redeem up to 35% of the aggregate principal amount of the Senior Notes using the proceeds from certain public equity offerings completed on or before March 15, 2007 at a redemption price of 106.5% of the principal amount plus accrued and unpaid interest. The Senior Notes could restrict the Company’s ability to incur additional debt, make certain distributions, investments and other restricted payments, sell assets, create certain liens and merge, consolidate or sell substantially all of its assets. The Company applied approximately $163 million of the net proceeds of the offering to repay all indebtedness under its existing bank credit facility.

     In connection with the issuance of the Senior Notes, the Company extended its secured credit agreement to provide for a three-year, $250 million revolving credit facility. Amounts borrowed under the revolving credit facility during the first quarter of 2004 bear interest at LIBOR plus 1.75%. Amounts borrowed under the revolving credit facility for periods after the first quarter of 2004 will bear interest at LIBOR plus a margin based upon financial performance. The Company’s accounts receivable and inventory secure the agreement. The agreement limits the amount of capital expenditures related to the Company’s leasing business, requires maintenance of ratios related to interest coverage for the leasing and manufacturing operations, leverage, asset coverage and minimum net worth, and restricts the amount of dividend payments based upon the current credit rating of the Company not to exceed $25 million annually. At March 31, 2004, there were no borrowings under the revolving credit facility.

     Trinity Industries Leasing Company (“TILC”) through a wholly owned and consolidated business trust has a $300 million non-recourse warehouse facility to finance or refinance railcars acquired or owned by TILC. While the warehouse facility is due August 2004 and unless renewed would be payable in three equal installments in February 2005, August 2005, and February 2006, railcars financed by the warehouse facility have historically been refinanced under long-term financing agreements. Specific railcars and the underlying leases secure the facility. Advances under the facility may not exceed 75% of the fair market value of the eligible railcars securing the facility as defined by the agreement. Advances under the facility bear interest at LIBOR plus 1.375% (2.475% at March 31, 2004). At March 31, 2004, $191.4 million was available under this facility.

     As of December 31, 2003, the Leasing Group has an equity ownership in a trust formed to finance the purchase of railcars. This trust was capitalized with $9.5 million from the Leasing Group and outside debt of $25.6 million. Because this trust is a variable interest entity for which the equity investor is the primary beneficiary, the financial statements of the trust were consolidated with the Company’s financial statements as of and for the year end December 31, 2003. In February 2004, the Leasing Group sold its equity ownership in the trust to a third party. Consequently, the trust, including the non-recourse debt of $25.6 million, is no longer consolidated in the Company’s financial statements.

     Terms and conditions of other debt are described in the Annual Report.

     The remaining principal payments under existing debt agreements as of March 31, 2004 are as follows (in millions):

	Remaining
	nine months of
	2004	2005	2006	2007	2008	Thereafter
Recourse:
Corporate/Manufacturing	$0.8	$0.8	$0.3	$0.2	$0.1	$303.4
Leasing – equipment trust certificates (Note 7)	—	39.9	10.3	43.4	14.2	62.2
Non-recourse:
Leasing –warehouse facility (Note 7)	1.3	71.5	35.8	—	—	—

Total principal payments	$2.1	$112.2	$46.4	$43.6	$14.3	$365.6

Note 7. Railcar Leasing and Management Services Group

     The Railcar Leasing and Management Services Group (“Leasing Group”) provides fleet management, maintenance and leasing services. Selected combined financial information for the Leasing Group is as follows (in millions):

	March 31,	December 31,
	2004	2003
Balance Sheet
Cash	$6.5	$5.3
Leasing equipment, net Machinery	31.4	31.0
Equipment on lease	722.0	725.8
Construction in progress	1.0	1.7

	754.4	758.5
Less accumulated depreciation	(117.6)	(112.9)

	636.8	645.6
Restricted Assets	32.4	39.5
Debt
Recourse	170.0	170.0
Non-recourse	108.6	96.7

	Three Months Ending
	March 31,
	2004	2003
Statement of Operations
Revenues	$35.1	$28.5
Operating profit	9.6	8.6
Interest expense	4.6	4.2

     Equipment on lease consists primarily of railcars leased to third parties with terms generally ranging between one and twenty years, wherein equipment manufactured by Trinity is leased for a specified type of service over the term of the lease. As lessor, the Company primarily enters into operating leases. Future minimum rental revenues to be received by the Company on such leases as of March 31, 2004 are as follows: the remaining nine months of 2004 — $76.1 million; 2005 — $89.4 million; 2006 — $75.3 million; 2007 — $64.1 million; 2008 - $52.1 million and $305.3 million thereafter. Leasing Group equipment with a net book value of $397.2 million is pledged as collateral for debt.

     The Leasing Group’s debt consists of both recourse and non-recourse debt. See Note 6 for maturities for the debt.

Note 8. Other, Net

     Other (income) expense consists of the following items (in millions):

	Three Months Ended
	March 31,
	2004	2003
Gains on sale of property, plant and equipment	$(0.6)	$(1.4)
Foreign currency exchange transactions	0.8	0.1
Loss on equity investments	—	0.5
Other	(0.1)	—

Other, net	$0.1	$(0.8)

Note 9. Benefit Plans

     The following table summarizes the components of net periodic pension cost for the Company (in millions):

	Three Months Ended
	March 31,
	2004	2003
Service cost	$2.5	$2.4
Interest	3.7	4.1
Expected return on assets	(3.8)	(3.6)
Amortization and deferral	0.3	0.4
Profit sharing	0.9	0.8
Other	—	0.2

Net expense	$3.6	$4.3

     The Company had no contributions to the Company’s defined benefit pension plan for the three months ended March 31, 2004 and 2003, respectively. Total contributions to the Company’s pension plan in 2004 are currently expected to be approximately $17.5 million.

Note 10. Contingencies

     In March 2004, the Company and its wholly owned subsidiary, Trinity Marine Products, Inc. (“TMP”), settled a lawsuit filed by Florida Marine Transporters, Inc. (“FMT”) related to twenty-eight tank barges owned and/or operated by FMT. The settlement involves, among other elements, a joint monitoring of the barge coatings and void compartment maintenance procedures, and a mutual release of all claims against one another.

     The Company and TMP, and certain material suppliers and others, are named as co-defendants in four separate lawsuits filed by multiple plaintiffs on various dates. In one of these four cases the plaintiff has petitioned the court for certification of a class which, if certified by the court, could increase the total number of barges involved in that case. Such four suits involve 30 tank barges sold at an average price of approximately $1.4 million, and 140 hopper barges sold at an average price of approximately $280,000. All four cases allege similar causes of action related to defects in coating materials supplied by a co-defendant and coatings application workmanship by TMP. The plaintiffs seek both compensatory and punitive damages and/or recision of the barge purchase contracts. Independent experts investigating the claims have expressed the opinion that technical arguments presented by the plaintiffs in this litigation are without merit. The Company and TMP are defending these cases vigorously. As of March 31, 2004, one of the plaintiffs owes TMP approximately $8.7 million related to contracts for barges not involved in the litigation. TMP has filed suit for collection of the past due amount.

     In a proceeding unrelated to the foregoing litigation, the Company and TMP filed a declaratory judgment, an action seeking declaration by the Court of the Company’s and TMP’s (i) obligations related to allegations of certain barge owners as to exterior coatings and coatings application on 65 tank barges and (ii) rights and remedies relative to an insurance policy in which TMP was named as an additional insured and which was applicable to the coatings on the 65 barges. On December 9, 2003, the barge owners filed a response proceeding to the declaratory judgment claiming actual damages of $6.5 million and punitive damages of $10 million.

     A subsidiary of the Company, Transit Mix Concrete and Materials Company, Inc., was named as a defendant in a case involving the death of an employee of an independent contractor following an accident that occurred while the decedent was working at a Company owned facility. Following a jury verdict in the favor of the plaintiff, the presiding judge entered a final judgment in the amount of $33.9 million (inclusive of fees, costs, and judgment interest). This case has been appealed by Transit Mix and its insurers. Management believes liability in this case, if any, exceeding $3.0 million, will be covered by insurance.

     The Company is also involved in other claims and lawsuits incidental to its business. Based on information currently available, it is management’s opinion that the ultimate outcome of all current litigation and other claims, including settlements, in the aggregate will not have a material adverse effect on the Company’s overall financial condition for purposes of financial reporting. However, resolution of certain claims or lawsuits by settlement or otherwise could have a significant impact on the operating results of the reporting period in which such resolution occurs.

     The Company is subject to federal, state, local, and foreign laws and regulations relating to the environment and to the workplace. The Company believes that it is currently in substantial compliance with such laws and regulations.

     The Company is involved in various proceedings relating to environmental matters. The Company has provided reserves amounting to $13.4 million to cover probable and estimable liabilities of the Company with respect to such investigations and cleanup activities, taking into account currently available information and the Company’s contractual rights of indemnification. However, estimates of future response costs are necessarily imprecise. Accordingly, there can be no assurance that the Company will not become involved in future litigation or other proceedings or, if the Company were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes thereto appearing elsewhere in this document.

Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003 — Results of Operations

     Our consolidated net loss for the three months ended March 31, 2004 was $10.8 million compared to a net loss of $14.5 million for the same period last year. Net loss applicable to common shareholders for the three months ended March 31, 2004 was $ 11.6 million ($0.25 loss per diluted share) as compared to $14.5 million ($0.32 per diluted share) for the three months ended March 31, 2003. The difference between net loss and net loss applicable to common shares for the three months ended March 31, 2004 is the $0.8 million in accrued dividends and accreted discount costs on the Series B preferred stock.

     Revenues. Revenues were $454.9 million for the three months ended March 31, 2004 compared to $289.1 million for the three months ended March 31, 2003. The increase was primarily due to a significant increase in outside sales by the Rail Group. The increase in revenues for the Construction Products Group is the result of favorable weather conditions and acquisitions during the later part of 2003. The increased revenue from the Railcar Leasing and Management Services Group is a result of an increase in the size of the fleet as well as an increase in utilization.

     The following table reconciles the revenue amounts discussed under our operating segments with the consolidated total revenues shown in the Selected Financial Data (in millions).

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
	Revenues			Revenues
	Outside	Intersegment	Total	Outside	Intersegment	Total
Rail Group	$225.2	$35.7	$260.9	$84.0	$65.1	$149.1
Construction Products Group	120.0	0.1	120.1	103.4	0.1	103.5
Inland Barge Group	43.3	—	43.3	44.1	—	44.1
Industrial Products Group	30.4	1.4	31.8	27.7	0.8	28.5
Railcar Leasing and Management Services Group	35.1	—	35.1	28.5	—	28.5
All Other	0.9	6.7	7.6	1.4	5.9	7.3
Eliminations	—	(43.9)	(43.9)	—	(71.9)	(71.9)

Consolidated Total	$454.9	$—	$454.9	$289.1	$—	$289.1

     Operating Profit (Loss)

	Three Months
	Ended
	March 31,
	2004	2003
	(in millions)
Rail Group	$(3.6)	$(10.3)
Construction Products Group	2.0	3.1
Inland Barge Group	(5.7)	(0.8)
Industrial Products Group	0.8	—
Railcar Leasing and Management Services Group	9.6	8.6
All Other	1.3	(0.9)
Corporate	(7.6)	(7.2)
Eliminations	(3.3)	(3.9)

Consolidated Total	$(6.5)	$(11.4)

     Operating loss decreased $4.9 million to $6.5 million for the three months ended March 31, 2004 compared to $11.4 million for the same period in 2003. This improvement is primarily the result of improved efficiencies due to increased volumes and an increase in our leasing fleet size and utilization, partially offset by losses on sales contracts resulting from increases in the price of steel and other raw materials with steel content.

     Other Income and Expenses. Other income and expense included interest income, interest expense and other, net. Interest expense increased $0.6 million to $10.1 million for the three months ended March 31, 2004 compared to $9.5 million for the same period in 2003, an increase of 6.3%. The increase was primarily attributable to the write-off of deferred loans fees of $1.2 million in connection with early retirement of the term loan in March of 2004.

     Other, net was a loss of $0.1 million of expense for the three months ended March 31, 2004 compared to income of $0.8 million for the comparable period in 2003. The decrease was primarily due to a smaller amount of gains on sales of property, plant, and equipment and an increase in foreign currency losses in 2004.

Income Taxes. The current year effective tax rate of 34.75% was less than the statutory rate of 35% due to higher foreign income which is at lower effective tax rates.

Rail Group

	Three Months
	Ended
	March 31,
	2004	2003
	(in millions)
Revenues:
North American Rail	$172.7	$98.1
Europe Rail	55.8	29.5
Components	32.4	21.5

Total revenues	$260.9	$149.1
Operating loss	$(3.6)	$(10.3)
Operating loss margin	(1.4)%	(6.9)%

     Railcars shipped in North America increased 64.0% to approximately 2,800 cars during the three months ended March 31, 2004 compared to the same period in 2003, resulting in a revenue increase for the North American operations of 76.0% over the same period last year. As of March 31, 2004, the North American backlog increased 109% to approximately 17,200 cars compared to the same period last year.

     Railcars shipped in Europe increased 65.7% to approximately 800 cars during the three months ended March 31, 2004 compared to the same period last year, while revenues for the European operations increased 89.2% over the same period in 2003. As of March 31, 2004, the European backlog was approximately 2,000 cars compared to 2,400 in the same period last year.

     The operating loss for the Rail Group decreased $6.7 million to $3.6 million for the three months ended March 31, 2004 compared to the same period last year. While increased volumes improved manufacturing efficiencies, operating profit was adversely affected by the mix of orders which were completed during the quarter, start-up costs related to reopening manufacturing facilities, and increased steel and component costs. During the quarter ended March 31, 2004, the Rail Group recorded a loss provision of $2.7 million related to steel and component cost increases on certain contracts which will be completed during the remainder of 2004.

     In the three months ended March 31, 2004 railcar sales to Trinity Industries Leasing Company included in the Rail Group results were $34.2 million compared to $64.3 million in the comparable period in 2003 with profit of $3.3 million compared to $3.9 million for the same period in 2003. Sales to Trinity Industries Leasing Company and related profits are eliminated in consolidation.

Construction Products Group

	Three Months
	Ended
	March 31,
	2004	2003
	(in millions)
Revenues	$120.1	$103.5
Operating profit	$2.0	$3.1
Operating profit margin	1.7%	3.0%

     Revenues increased 16% for the three months ended March 31, 2004 compared to the same period in 2003. The increase in revenues was primarily attributable to an increase in the Highway Safety business and the Concrete and Aggregate business. The Highway Safety business has increased due to favorable weather conditions and an improvement in the market demand for our products. The Concrete and Aggregate business has increased due to acquisitions in the later part of 2003 and early 2004. Operating profit percentage for the quarter decreased over the same period last year as a result of the steel price increases in the Structural Bridge portion of this segment and competitive pricing pressure in certain markets of our Concrete and Aggregate business as well as the impact of year over year unfavorable weather.

Inland Barge Group

	Three Months
	Ended
	March 31,
	2004	2003
	(in millions)
Revenues	$43.3	$44.1
Operating loss	$(5.7)	$(0.8)
Operating loss margin	(13.2)%	(1.8)%

     Revenues decreased $0.8 million for the three months ended March 31, 2004 compared to the same period in 2003. This was primarily due to a decrease in tank barge volume, offset by an increase in deck and specialty barge sales. Operating loss for the current quarter was $5.7 million, an increase of $4.9 million compared to the same period last year. This was primarily due to a $4.6 million loss related to steel price increases on contracts that will be completed during the remainder of 2004 and increased barge litigation costs. Barge litigation costs were $1.0 and $0.6 million for the three months ended March 31, 2004 and 2003, respectively.

Industrial Products Group

	Three Months
	Ended
	March 31,
	2004	2003
	(in millions)
Revenues	$31.8	$28.5
Operating profit	$0.8	$—
Operating profit margin	2.5%	—%

     Revenues increased 11.6% for the three months ended March 31, 2004 compared to the same period in 2003. This increase of $3.3 million was due to increased sales in domestic tanks in the U.S. and an increase in the sale of heads used for tank car production and other railcar equipment, offset by lower sales in Mexico. The operating profit margin for the current quarter is higher than the same quarter last year due to improved efficiencies based on increased volume and increased sales of tank car heads and other railcar equipment.

Railcar Leasing and Management Services Group

	Three Months
	Ended
	March 31,
	2004	2003
	(in millions)
Revenues:
Leasing and management	$34.6	$27.7
Lease fleet sales	0.5	0.8

Total revenues	$35.1	$28.5
Operating Profit:
Leasing and management	$9.4	$8.4
Lease fleet sales	0.2	0.2

Total operating profit.	$9.6	$8.6
Operating profit margin	27.4%	30.2%
Fleet utilization	98.3%	94.0%

     Total revenues increased $6.6 million for the three months ended March 31, 2004 compared to the same period last year. This increase of 23.2% is due to both an increase in rental revenues due to additions to the lease fleet as well as improved fleet utilization. Operating profit increased to $9.6 million for the three months ended March 31, 2004 compared to $8.6 million for the same period in 2003. The increase in operating profit is due to the increased size of the rental fleet, improved utilization, offset by an increase in lease expense associated with the leveraged lease financing.

     As of March 31, 2004, the Leasing and Management Services Group’s rental fleet of approximately 19,100 owned or leased railcars has an average age of 5.3 years and an average remaining lease term of 6.26 years.

All Other

     Revenues in All Other increased to $7.6 million for the three months ended March 31, 2004. This increase was primarily attributable to an increase in intersegment sales by our transportation company. Operating profit was $1.3 million for the three months ended March 31, 2004 compared to an operating loss of $0.9 million in the same period in 2003.

Liquidity and Capital Resources

2004 Financing Activity

     In March 2004, we issued, through a private offering, $300 million aggregate principal amount 6 1/2% senior notes (Senior Notes) due 2014. Interest on the Senior Notes is payable semiannually commencing September 15, 2004. The Senior Notes rank equally with all of our existing and future senior debt and are subordinated to all our existing and future secured debt to the extent of the value of the assets securing such debt. We may redeem some or all of the Senior Notes at any time on or after March 15, 2009 at a redemption price of 103.25% in 2009, 102.167% in 2010, 101.083% in 2011 and 100.0% in 2012 and thereafter plus accrued interest. We may also redeem up to 35% of the aggregate principal amount of the Senior Notes using the proceeds from certain public equity offerings completed on or before March 15, 2007 at a redemption price of 106.5% of the principal amount plus accrued and unpaid interest. The Senior Notes could restrict our ability to incur additional debt, make certain distributions, investments and other restricted payments, sell assets, create certain liens and merge, consolidate or sell substantially all of our assets. We applied approximately $163 million of the net proceeds of the offering to repay all indebtedness under its existing bank credit facility.

     In connection with the issuance of our Senior Notes, we extended its secured credit agreement to provide for a three-year, $250 million revolving credit facility and repaid the existing term loan facility. Amounts borrowed under the revolving credit facility during the first quarter of 2004 bear interest at LIBOR plus 1.75%. Amounts borrowed under the revolving credit facility for periods after the first quarter of 2004 will bear interest at LIBOR plus a margin based upon financial performance. Our accounts receivable and inventory secure the agreement. The agreement limits the amount of capital expenditures related to our leasing business, requires maintenance of ratios related to interest coverage for the leasing and manufacturing operations, leverage, asset coverage and minimum net worth, and restricts the amount of dividend payments based upon our current credit rating not to exceed $25 million annually. At March 31, 2004, there were no borrowings under the revolving credit facility.

Cash Flows

     Operating Activities. Net cash required by operating activities for the three months ended March 31, 2004 was $71.7 million compared to $87.6 million net cash provided by operating activities for the same period in 2003. This was partially due to an increase in working capital related to increased volumes in the Rail Group. In addition, a tax refund of $47.6 million was collected in the three months ended March 31, 2003. The increase in working capital needs is reflective of the gradual upturn in the businesses.

     Investing Activities. Net cash required by investing activities for the three months ended March 31, 2004 was $39.9 million compared to $65.9 million for the same period last year. Capital expenditures for the three months ended March 31, 2004 were $36.8 million, of which $31.8 million were for additions to the lease subsidiary. This compares to $68.4 million of capital expenditures for the same period last year, of which $65.5 million was for additions to the lease subsidiary. Proceeds from the sale of property, plant and equipment were $4.1 million for the three months ended March 31, 2004 composed primarily of railcar sales from the lease fleet and the sale of non-operating assets, compared to $2.5 million for the same period in 2003 composed primarily of railcar sales from the lease fleet. In addition, $15.7 million of cash was required for an acquisition by our Construction Products Group and $8.5 million of cash was provided by the sale of the Leasing’s Group equity ownership in a trust.

     Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2004 was $216.9 million compared to $4.5 million for the same period in 2003. During the first quarter of 2004, we issued, through a private offering, $300 million aggregate principal amount 6 ½% senior notes due 2014 (Senior Notes). We applied approximately $163 million of the net proceeds of the offering to repay all indebtedness under our existing credit facility.

Contractual Obligation and Commercial Commitments

     As of March 31, 2004 other commercial commitments related to letters of credit have increased to $118.2 million from $116.4 million as of December 31, 2003. Refer to Note 6 in the financial statements for changes to our outstanding debt and maturities. Other commercial commitments that relate to operating leases under sales/leaseback transactions were basically unchanged.

     Forward-Looking Statements. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not historical facts are forward-looking statements and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performance, estimates, projections, goals and forecasts. Potential factors, which could cause our actual results of operations to differ materially from those in the forward-looking statements, include among others:

•	market conditions and demand for our products;

•	the cyclical nature of both the railcar and barge industries;

•	variations in weather in areas where construction products are sold and used;

•	the timing of introduction of new products;

•	the timing of customer orders;

•	price changes;

•	changes in mix of products sold;

•	the extent of utilization of manufacturing capacity;

•	availability and costs of component parts, supplies, and raw materials;

•	competition and other competitive factors;

•	changing technologies;

•	steel prices;

•	surcharges added to fixed pricing agreements for raw materials;

•	interest rates and capital costs;

•	long-term funding of our leasing warehouse facility;

•	taxes;

•	the stability of the governments and political and business conditions in certain foreign countries, particularly Mexico and Romania;

•	changes in import and export quotas and regulations;

•	business conditions in emerging economies;

•	results of litigation; and

•	legal, regulatory, and environmental issues.

     Any forward-looking statement speaks only as of the date on which such statement is made. Trinity undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     There has been no material change in our market risks since December 31, 2003.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

     The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize, and disclose this information within the time periods specified in the rules of the SEC. The Company’s Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluate their effectiveness. Based on their evaluation of the Company’s disclosure controls and procedures which took place as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that the Company is able to collect, process, and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Internal Controls

     The Company maintains a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management’s general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) to maintain accountability for assets; access to assets is permitted only in accordance with management’s general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

     Since the date of the most recent evaluation of the Company’s internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II

Item 1. Legal Proceedings

     On March 15, 2004, the Company and its wholly owned subsidiary, Trinity Marine Products, Inc. (“TMP”), settled its claims in a case filed by Florida Marine Transporters, Inc. (“FMT”) related to twenty-eight tank barges owned and/or operated by FMT. The settlement involves, among other elements, a joint monitoring of the barge coatings and void compartment maintenance procedures, and a mutual release of all claims against one another.

     The Company and TMP, and certain material suppliers and others, are named as co-defendants in four separate lawsuits filed by J. Russell Flowers, Inc. (“Flowers”) on October 7, 2002, Marquette Transportation Company and Iowa Fleeting Services, Inc. (“Marquette”) on March 7, 2003, Waxler Transportation Company, Inc. (“Waxler”) on April 7, 2003 and LeBeouf Bros. Towing (“LeBeouf”) on July 3, 2003. The Marquette and Waxler cases are pending in the 25th Judicial District Court in Plaquemines Parish, Louisiana, and the Flowers case is pending in the U.S. District Court, Northern District of Mississippi in Greenville, Mississippi, and the LeBeouf case is pending in the U.S. District Court for the Eastern District of Louisiana. In the Waxler case, the plaintiff has petitioned the court for certification of a class which if certified by the courts, could increase the total number of barges involved in the litigation. Absent certification of a class in the Waxler case, the Waxler and LeBeouf suits currently involve 30 tank barges sold at an approximate average price of $1.4 million and the Marquette and Flowers suits involve 140 hopper barges sold at an approximate average price of $280,000. Each of the four cases set forth allegations pertaining to damages arising from alleged defects in coating materials supplied by a co-defendant and coatings application workmanship by TMP. The plaintiffs seek both compensatory and punitive damages and/or recision of the barge purchase contracts. Independent experts investigating the claims on behalf of the Company and TMP have expressed the opinion that technical arguments presented by the plaintiffs in the litigation are without merit. As of March 31, 2004, one of the four plaintiffs owes TMP approximately $8.7 million related to contracts for barges not involved in the litigation. TMP has filed suit for collection of the past due amounts.

     In a proceeding unrelated to the foregoing litigation, the Company and TMP filed a declaratory judgment, an action seeking declaration by the Court, of the Company’s and TMP’s (i) obligations related to allegations of certain barge owners as to exterior coatings and coatings application on 65 tank barges and (ii) rights and remedies relative to an insurance policy in which TMP was named as an additional insured and which was applicable to the coatings on the 65 barges. On December 9, 2003, the barge owners filed a response proceeding to the declaratory judgment claiming actual damages of $6.5 million and punitive damages of $10 million.

     A subsidiary of the Company, Transit Mix Concrete and Materials Company, Inc., was named as a defendant in a case involving the death of an employee of an independent contractor following an accident that occurred while the decedent was working at a Company owned facility. Following a jury verdict in the favor of the plaintiff, the presiding judge entered a final judgment in the amount of $33.9 million (inclusive of fees, costs, and judgment interest). This case has been appealed by Transit Mix and its insurers. Management believes liability in this case, if any, exceeding $3.0 million, will be covered by insurance.

     The Company is also involved in other claims and lawsuits incidental to its business. Based on information currently available, it is management’s opinion that the ultimate outcome of all current litigation and other claims, including settlements, in the aggregate will not have a material adverse effect on the Company’s overall financial condition for purposes of financial reporting. However, resolution of certain claims or lawsuits by settlement or otherwise could have a significant impact on the operating results of the reporting period in which such resolution occurs.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

Exhibit Number	Description
10.1	Amendment No. 3 to the Supplemental Profit Sharing Plan of Trinity Industries and Certain Affiliates. *

10.2	Amendment No. 3 to the Supplemental Retirement Plan of Trinity Industries and Certain Affiliates. *

10.3	Amendment No. 4 to the Supplemental Retirement Plan of Trinity Industries and Certain Affiliates. *

10.4	Supplemental Retirement and Director Retirement Trust. *

10.5	Amended and Restated Credit Agreement dated as of March 10, 2004 among Trinity Industries, Inc., as Borrower, JP Morgan Chase Bank, individually as a Lender and Issuing Banks and as Administrative Agent, and Dresdner Bank AG, New York and Grand Cayman Branches and The Royal Bank of Scotland plc., each individually as a Lender and collectively as Syndication Agents, and certain other Lenders party thereto from time to time.

10.6	Purchase Agreement dated as of March 5, 2004 by and among Trinity Industries, Inc., certain subsidiary guarantors party thereto and J.P. Morgan Securities Inc., as Representative of the Initial Purchasers.

10.7	Amendment No.1 to Purchase Agreement dated as of March 9, 2004 by and among Trinity Industries, Inc., certain subsidiary guarantors party thereto and J.P. Morgan Securities Inc., as Representative of the Initial Purchasers, amending the Purchase Agreement dated as of March 5, 2004.

10.8	Registration Rights Agreement dated as of March 10, 2004 by and among Trinity Industries, Inc., certain subsidiary guarantors party thereto and J.P. Morgan Securities Inc., as Representative of the Initial Purchasers.

10.9	Indenture dated as of March 10, 2004 by and between Trinity Industries, Inc., certain subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee.

10.10	Equipment Lease Agreement (TRL III 2003-1A) between TRL III-1A Railcar Statutory Trust, lessor, and Trinity Rail Leasing III L.P., lessee.

10.10.1	Participation Agreement (TRL III 2003-1A) between TRL III-1A among Trinity Rail Leasing III L.P., lessee, et. al.

10.10.2	Equipment Lease Agreement (TRL III 2003-1B) between TRL III-1B Railcar Statutory Trust, lessor, and Trinity Rail Leasing III L.P., lessee.

10.10.3	Participation Agreement (TRL III 2003-1B) between TRL III-1B among Trinity Rail Leasing III L.P., lessee, et. al.

10.10.4	Equipment Lease Agreement (TRL III 2003-1C) between TRL III-1C Railcar Statutory Trust, lessor, and Trinity Rail Leasing III L.P., lessee.

10.10.5	Participation Agreement (TRL III 2003-1C) between TRL III-1C among Trinity Rail Leasing III L.P., lessee, et. al.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plan arrangements.

     (b) Reports on Form 8-K during the quarter ended March 31, 2004

(1)	Trinity filed a current Report on Form 8-K dated February 26, 2004, reporting, under Item 9 and Item 12, operating results for the fourth quarter of 2004, and attaching a news release dated February 25, 2004 and script of the conference call dated February 26, 2003. In addition, Trinity reported the announcement of an agreement with The Burlington Northern and Santa Fe Railway Company to build hopper cars, and attaching a news release dated February 26, 2004.

(2)	Trinity filed a current report on Form 8-K dated February 27, 2004, reporting, under Item 5, the offering of up to $300 million aggregate principal amount of senior notes due 2014, and attaching a news release dated February 27, 2004.

(3)	Trinity filed a current report on Form 8-K dated March 10, 2004, reporting, under Item 5, the issuance of $300 million aggregate principal amount of 6 ½% senior notes due 2014 in a private offering, and attaching a news release dated March 10, 2004.

(4)	Trinity filed a current report on Form 8-K dated March 15, 2004, reporting, under Item 5, the litigation settlement with Florida Marine Transporters, Inc., and attaching a news release dated March 15, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By /s/ JIM S. IVY
Registrant
Jim S. Ivy
Senior Vice President and
Chief Financial Officer
May 6, 2004

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Amendment No. 3 to the Supplemental Profit Sharing Plan of Trinity Industries and Certain Affiliates. *

10.2	Amendment No. 3 to the Supplemental Retirement Plan of Trinity Industries and Certain Affiliates. *

10.3	Amendment No. 4 to the Supplemental Profit Sharing Plan of Trinity Industries and Certain Affiliates. *

10.4	Supplemental Retirement and Director Retirement Trust. *

10.5	Amended as Restated Credit Agreement dated as of March 10, 2004 among Trinity Industries, Inc., as Borrower, JP Morgan Chase Bank, individually as a Lender and Issuing Bank and as Administrative Agent, and Dresdner Bank AG, New York and Grand Cayman Branches and The Royal Bank of Scotland plc., each individually as a Lender as collectively as Syndication Agents, and certain other Lenders party thereto from time to time.

10.6	Purchase Agreement dated as of March 5, 2004 by and among Trinity Industries, Inc. certain subsidiary guarantors party thereto and J.P. Morgan Securities Inc., as Representative of the Initial Purchasers.

10.7	Amendment No. 1 to the Purchase Agreement dated as of March 9, 2004 by and among Trinity Industries, Inc., certain subsidiary guarantors party thereto and J.P. Morgan Securities Inc., as Representative of the Initial Purchasers, amending the Purchase Agreement dated as of March 5, 2004.

10.8	Registration Rights Agreement dated as of March 10, 2004 by and among Trinity Industries, Inc., certain subsidiary guarantors party thereto and J.P. Morgan Securities Inc., as Representative of the Initial Purchasers.

10.9	Indenture dated as of March 10, 2004 by and between Trinity Industries, Inc., certain subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee

10.10	Equipment Lease Agreement (TRL III 2003-1A) between TRL III-1A Railcar Statutory Trust, lessor, and Trinity Rail Leasing III L.P., lessee.

10.10.1	Participation Agreement (TRL III 2003-1A) between TRL III-1A among Trinity Rail Leasing III L.P., lessee, et. al.

10.10.2	Equipment Lease Agreement (TRL III 2003-1B) between TRL III-1B Railcar Statutory Trust, lessor, and Trinity Rail Leasing III L.P., lessee.

10.10.3	Participation Agreement (TRL III 2003-1B) between TRL III-1B among Trinity Rail Leasing III L.P., lessee, et. al.

10.10.4	Equipment Lease Agreement (TRL III 2003-1C) between TRL III-1C Railcar Statutory Trust, lessor, and Trinity Rail Leasing III L.P., lessee.

10.10.5	Participation Agreement (TRL III 2003-1C) between TRL III-1C among Trinity Rail Leasing III L.P., lessee, et. al.

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory arrangements.