Form 10-Q
period 2004-06-30
TRINITY INDUSTRIES INC
filed 2004-08-05
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___.

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
Yes [X] No [     ]

     At July 30, 2004 there were 47,134,910 shares of the Registrant’s common stock outstanding.

TRINITY INDUSTRIES, INC.

FORM 10-Q

Item 1.  Financial Statements

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended June 30,
	2004	2003
	(unaudited)
	(in millions except per share amounts)
Revenues	$548.7	$365.8
Operating costs:
Cost of revenues	491.4	320.5
Selling, engineering and administrative expenses	43.0	34.9

	534.4	355.4

Operating profit	14.3	10.4
Other (income) expense:
Interest income	(0.5)	(0.2)
Interest expense	10.9	8.4
Other, net	(1.6)	(2.6)

	8.8	5.6

Income before income taxes	5.5	4.8
Provision for income taxes	1.9	1.3

Net income	3.6	3.5
Dividends on Series B preferred stock	(0.7)	—

Net income applicable to common shareholders	$2.9	$3.5

Net income applicable to common shareholders per common share:
Basic	$0.06	$0.08

Diluted	$0.06	$0.08

Weighted average number of shares outstanding:
Basic	46.4	45.5
Diluted	47.4	45.6

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Six Months Ended June 30,
	2004	2003
	(unaudited) (in millions except per share amounts)
Revenues	$1,003.6	$654.9
Operating costs:
Cost of revenues	916.5	586.9
Selling, engineering and administrative expenses	79.3	69.0

	995.8	655.9

Operating profit (loss)	7.8	(1.0)
Other (income) expense:
Interest income	(0.7)	(0.3)
Interest expense	21.0	17.9
Other, net	(1.5)	(3.4)

	18.8	14.2

Loss before income taxes	(11.0)	(15.2)
Provision (benefit) for income taxes	(3.8)	(4.2)

Net loss	(7.2)	(11.0)
Dividends on Series B preferred stock	(1.5)	—

Net loss applicable to common shareholders	$(8.7)	$(11.0)

Net loss applicable to common shareholders per common share:
Basic	$(0.19)	$(0.24)

Diluted	$(0.19)	$(0.24)

Weighted average number of shares outstanding:
Basic	46.3	45.5
Diluted	46.3	45.5

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2004	2003
	(unaudited)	(as reported)
	(in millions)
Assets
Cash and cash equivalents	$187.6	$46.0
Receivables, net of allowance	241.9	198.1
Inventories:
Raw materials and supplies	181.6	158.4
Work in process	81.9	60.0
Finished goods	48.9	39.6

	312.4	258.0
Property, plant and equipment, at cost	1,622.8	1,627.1
Less accumulated depreciation	(690.1)	(681.9)

	932.7	945.2
Goodwill	420.2	415.1
Other assets	146.7	145.5

	$2,241.5	$2,007.9

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$466.7	$460.2
Debt:
Recourse	475.7	298.5
Non-recourse	155.1	96.7

	630.8	395.2
Deferred income	30.9	32.2
Other liabilities	56.5	58.7

	1,184.9	946.3
Series B redeemable convertible preferred stock, no par value, $0.1 liquidation value	58.0	57.8
Stockholders’ equity:
Preferred stock — 1.5 shares authorized and unissued	—	—
Common stock — shares issued and outstanding at June 30, 2004 - 50.9; at December 31, 2003 —50.9	50.9	50.9
Capital in excess of par value	430.0	434.7
Retained earnings	635.5	649.9
Accumulated other comprehensive loss	(27.5)	(27.3)
Treasury stock (3.8 shares at June 30, 2004 and 4.3 shares at December 31, 2003)	(90.3)	(104.4)

	998.6	1,003.8

	$2,241.5	$2,007.9

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements Cash Flows

	Six Months Ended June 30,
	2004	2003
	(unaudited)
	(in millions)
Operating activities:
Net loss	$(7.2)	$(11.0)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	43.6	42.8
Deferred income taxes	(3.8)	7.9
Gain on sale of property, plant, equipment and other assets	(3.0)	(4.4)
Other	(4.5)	1.7
Changes in assets and liabilities:
(Increase) decrease in receivables	(44.1)	(40.5)
Decrease in tax receivable	—	45.4
(Increase) decrease in inventories	(53.4)	(5.8)
(Increase) decrease in other assets	(5.3)	13.0
Increase in accounts payable and accrued liabilities	6.0	23.5
Increase in other liabilities	1.0	14.6

Net cash (required) provided by operating activities	(70.7)	87.2

Investing activities:
Proceeds from sale of property, plant, equipment and other assets	47.2	31.9
Capital expenditures — lease subsidiary	(77.1)	(112.6)
Capital expenditures — other	(13.3)	(8.6)
Payment for purchase of acquisitions, net of cash acquired	(15.7)	—
Sale of investment in equity trust .	8.5	—

Net cash required by investing activities	(50.4)	(89.3)

Financing activities:
Issuance of redeemable preferred stock	—	57.6
Payments to retire debt	(188.5)	(105.2)
Proceeds from issuance of debt	449.7	108.2
Proceeds from issuance of common stock, net	8.5	—
Dividends paid to common shareholders	(5.6)	(5.7)
Dividends paid to preferred shareholders	(1.4)	—

Net cash provided by financing activities	262.7	54.9

Net increase in cash and cash equivalents	141.6	52.8
Cash and cash equivalents at beginning of period	46.0	19.1

Cash and cash equivalents at end of period	$187.6	$71.9

Interest paid for the six months ended June 30, 2004 and 2003 was $12.1 and $15.9, respectively. Taxes paid, net of refunds received, were $7.0 for the six months ended June 30, 2004 and taxes received, net of payments made were $45.5 for the six months ended June 30, 2003.

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity

	Common	Common	Capital		Accumulated
	Shares	Stock	in Excess		Other		Treasury	Total
	(100,000,000	$1.00 Par	of Par	Retained	Comprehensive	Treasury	Stock at	Stockholders'
	Authorized)	Value	Value	Earnings	Loss	Shares	Cost	Equity
	(unaudited)
	(in millions except share and per share data)
Balance at December 31, 2003	50,940,351	$50.9	$434.7	$649.9	$(27.3)	(4,260,860)	$(104.4)	$1,003.8
Net loss	—	—	—	(7.2)	—	—	—	(7.2)
Currency translation adjustments	—	—	—	—	(1.0)	—	—	(1.0)
Unrealized loss on derivative financial instruments	—	—	—	—	0.8	—	—	0.8

Comprehensive net loss								(7.4)
Cash dividends ($0.12 per common share)	—	—	—	(5.7)	—	—	—	(5.7)
Dividends on Series B preferred stock.	—	—	—	(1.5)	—	—	—	(1.5)
Restricted shares issued.	—	—	(0.1)	—	—	20,800	0.7	0.6
Stock options exercised.	—	—	(4.3)	—	—	371,850	12.6	8.3
Other	—	—	(0.3)	—	—	25,425	0.8	0.5

Balance at June 30, 2004	50,940,351	$50.9	$430.0	$635.5	$(27.5)	(3,842,785)	$(90.3)	$998.6

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

     The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. (“Trinity” or the “Company”). In the opinion of management, all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of June 30, 2004 and the results of operations for the three-month and six-month periods ended June 30, 2004 and 2003, and cash flows for the six-month periods ended June 30, 2004 and 2003, in conformity with generally accepted accounting principles, have been made. Because of seasonal and other factors, the results of operations for the three-month and six-month periods ended June 30, 2004 may not be indicative of expected results of operations for the year ending December 31, 2004. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2003.

Stock Based Compensation

     The Company has elected to apply the accounting provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its interpretations and, accordingly, no compensation expense has been recorded for the stock options. The effect of computing compensation expense in accordance with Statement of Accounting Standards No. 123, “Accounting for Stock Based Compensation,” using the Black-Scholes option pricing method for the three and six months ended June 30, 2004 and 2003 are shown in the accompanying table (in millions).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Pro forma
Net income (loss) applicable to common shareholders, as reported .	$2.9	$3.5	$(8.7)	$(11.0)
Add: Stock compensation expense related to restricted stock	0.8	0.4	1.3	0.9
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(1.4)	(1.6)	(2.6)	(3.3)

Pro forma net income (loss) applicable to common shareholders	$2.3	$2.3	$(10.0)	$(13.4)

Pro forma net income (loss) applicable to common shareholders per diluted share	$0.05	$0.05	$(0.22)	$(0.29)

Net income (loss) applicable to common shareholders per diluted share — as reported	$0.06	$0.08	$(0.19)	$(0.24)

Net Loss Applicable to Common Shareholders

     Diluted net income applicable to common shareholders is based on the weighted average shares outstanding plus the dilutive impact of stock options and Series B preferred stock. Basic net income applicable to common shareholders is based on the weighted average number of common shares outstanding for the period. The numerator for basic net income (loss) applicable to common shareholders is net income (loss) adjusted for dividends on the Series B preferred stock in 2004 and net income (loss) in 2003. The numerator for diluted net income (loss) applicable to common shareholders is net income (loss), adjusted for dividends on the Series B preferred stock in 2004. The difference between the denominator in the basic calculation and the denominator in the diluted calculation for the three months ended June 30, 2004 and June 30, 2003 was attributable to the effect of employee stock options. Employee stock options were antidilutive for all other periods presented. The Series B preferred stock was antidilutive for all periods presented and therefore not considered in the diluted net income (loss) per common share calculation.

Reclassifications

     Certain reclassifications have been made to prior year statements to conform to the current period presentation.

Note 2. Segment Information

     The Company reports operating results in the following business segments: (1) the Rail Group, which manufactures and sells railcars and component parts; (2) the Constructions Products Group, which manufactures and sells highway safety products, concrete and aggregate, girders and beams used in the construction of highway and railway bridges, and weld fittings used in pressure piping systems; (3) the Inland Barge Group, which manufactures and sells barges and related products for inland waterway services; (4) the Industrial Products Group, which manufactures and sells tank heads and pressure and non-pressure containers for the storage and transportation of liquefied gases and other liquid and dry products; and (5) the Railcar Leasing and Management Services Group, which provides fleet management, maintenance and leasing services. Finally, All Other includes the Company’s captive insurance and transportation companies, structural towers, and other peripheral businesses.

     Sales and related profits from the Rail Group to Railcar Leasing and Management Services Group are recorded in Rail Group and eliminated in consolidation. Sales of railcars from the lease fleet are included in the Railcar Leasing and Management Services Group. Sales between groups are recorded at prices comparable to those charged to external customers.

Three Months Ended June 30, 2004 (in millions)

				Operating
	Revenues			Profit
	Outside	Intersegment	Total	(Loss)
Rail Group	$224.6	$49.0	$273.6	$0.9
Construction Products Group	153.2	0.5	153.7	14.5
Inland Barge Group	64.1	—	64.1	(5.4)
Industrial Products Group	34.3	1.1	35.4	3.9
Railcar Leasing and Management Services Group	71.7	—	71.7	14.4
All Other	0.8	7.5	8.3	(1.6)
Corporate	—	—	—	(9.0)
Eliminations	—	(58.1)	(58.1)	(3.4)

Consolidated Total	$548.7	$—	$548.7	$14.3

Three Months Ended June 30, 2003 (in millions)

				Operating
	Revenues			Profit
	Outside	Intersegment	Total	(Loss)
Rail Group	$106.8	$47.9	$154.7	$(6.1)
Construction Products Group	132.2	0.1	132.3	15.3
Inland Barge Group	43.2	—	43.2	1.0
Industrial Products Group	27.7	0.8	28.5	1.6
Railcar Leasing and Management Services Group	54.3	—	54.3	12.6
All Other	1.6	6.1	7.7	(2.1)
Corporate	—	—	—	(8.2)
Eliminations	—	(54.9)	(54.9)	(3.7)

Consolidated Total	$365.8	$—	$365.8	$10.4

Six Months Ended June 30, 2004 (in millions)

				Operating
	Revenues			Profit
	Outside	Intersegment	Total	(Loss)
Rail Group	$449.8	$84.7	$534.5	$(2.7)
Construction Products Group	273.2	0.6	273.8	16.5
Inland Barge Group	107.4	—	107.4	(11.1)
Industrial Products Group	64.7	2.5	67.2	4.7
Railcar Leasing and Management Services Group	106.8	—	106.8	24.0
All Other	1.7	14.2	15.9	(0.3)
Corporate	—	—	—	(16.6)
Eliminations	—	(102.0)	(102.0)	(6.7)

Consolidated Total	$1,003.6	$—	$1,003.6	$7.8

Six Months Ended June 30, 2003 (in millions)

				Operating
	Revenues			Profit
	Outside	Intersegment	Total	(Loss)
Rail Group	$190.8	$113.0	$303.8	$(16.4)
Construction Products Group	235.6	0.2	235.8	18.4
Inland Barge Group	87.3	—	87.3	0.2
Industrial Products Group	55.4	1.6	57.0	1.6
Railcar Leasing and Management Services Group	82.8	—	82.8	21.2
All Other	3.0	12.0	15.0	(3.0)
Corporate	—	—	—	(15.4)
Eliminations	—	(126.8)	(126.8)	(7.6)

Consolidated Total	$654.9	$—	$654.9	$(1.0)

Note 3. Property, Plant and Equipment

     The following table summarizes the components of property, plant and equipment as of June 30, 2004 and December 31, 2003 (in millions).

	June 30,	December 31,
	2004	2003
Corporate/Manufacturing:
Property, plant and equipment	$860.7	$868.6
Less accumulated depreciation.	(571.6)	(569.0)

	289.1	299.6

Leasing:
Property, plant and equipment	762.1	758.5
Less accumulated depreciation.	(118.5)	(112.9)

	643.6	645.6

	$932.7	$945.2

Note 4. Deposit Agreement

     The Company has a deposit agreement with Altos Hornos de Mexico, SA de C.V. (“AHMSA”) that provides funds on deposit with AHMSA that are used along with other funds from the Company to purchase steel from AHMSA. As of June 30, 2004, total funds on deposit including interest due, which will be recognized as income on a cash basis, were approximately $13.5 million. Since May 1999 AHMSA has been operating under a judicial declaration of suspension of payments, which under applicable Mexican law, allows companies in Mexico to (1) seek a debt restructuring agreements with their creditors in an orderly fashion; (2) continue their operations; and (3) avoid declaration of bankruptcy and liquidation of assets. The Company’s understanding of Mexican law is that all funds on deposit are required to be returned to the Company regardless of whether the supplier is able to operate under the declaration of suspension of payments. Trinity reduced $5.6 million of this deposit through purchases in the quarter ended June 30, 2004. The timing of future reductions of the deposit balance will depend on the rate of future steel purchases from AHMSA.

Note 5. Warranties

     The Company provides for the estimated cost of product warranties at the time revenue is recognized and assesses the adequacy of the resulting reserves on a quarterly basis. The change in the accruals for warranties (included in accounts payable and accrued liabilities) for the three and six months ended June 30, 2004 and 2003 was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Beginning balance	$19.6	$22.0	$23.0	$20.8
Additions.	3.5	2.2	6.0	7.0
Reductions	(2.8)	(2.7)	(8.7)	(6.3)

Ending balance	$20.3	$21.5	$20.3	$21.5

Note 6. Debt

     The following table summarizes the components of debt as of June 30, 2004 and December 31, 2003 (in millions).

	June 30,	December 31,
	2004	2003
Corporate/Manufacturing — Recourse:
Revolving commitment	$—	$—
Term commitment	—	122.8
Senior Notes	300.0	—
Other	5.7	5.7

	305.7	128.5

Leasing — Recourse
Equipment trust certificates	170.0	170.0

	170.0	170.0

	475.7	298.5

Leasing — Non-recourse
Warehouse facility.	155.1	71.1
Trust debt	—	25.6

	155.1	96.7

Total debt	$630.8	$395.2

     In March 2004, the Company issued $300 million aggregate principal amount 6 1/2% senior notes (Senior Notes) due 2014, through a private offering. Interest on the Senior Notes is payable semiannually commencing September 15, 2004. The Senior Notes rank equally with all of the Company’s existing and future senior debt and are subordinated to all the Company’s existing and future secured debt to the extent of the value of the assets securing such debt. The Company may redeem some or all of the Senior Notes at any time on or after March 15, 2009 at a redemption price of 103.25% in 2009, 102.167% in 2010, 101.083% in 2011 and 100.0% in 2012 and thereafter plus accrued interest. The Company may also redeem up to 35% of the aggregate principal amount of the Senior Notes using the proceeds from certain public equity offerings completed on or before March 15, 2007 at a redemption price of 106.5% of the principal amount plus accrued and unpaid interest. The Senior Notes could restrict the Company’s ability to incur additional debt; make certain distributions, investments and other restricted payments; create certain liens; merge; consolidate; or sell substantially all or a portion of its assets. The Company applied approximately $163 million of the net proceeds of the offering to repay all indebtedness under its existing bank credit facility.

     In connection with the issuance of the Senior Notes, the Company extended its secured credit agreement to provide for a three-year, $250 million revolving credit facility. Amounts borrowed under the revolving credit facility for periods after the first quarter of 2004 will bear interest at LIBOR plus a margin based upon financial performance. The Company’s accounts receivable and inventory secure the agreement. The agreement limits the amount of capital expenditures related to the Company’s leasing business, requires maintenance of ratios related to interest coverage for the leasing and manufacturing operations, leverage, asset coverage and minimum net worth, and restricts the amount of dividend payments based upon the current credit rating of the Company not to exceed $25 million annually. At June 30, 2004, there were no borrowings under the revolving credit facility.

     Trinity Industries Leasing Company (“TILC”), through a wholly owned and consolidated business trust, has a $300 million non-recourse warehouse facility to finance or refinance railcars acquired or owned by TILC. The warehouse facility is due

August 2004 and unless renewed would be payable in three equal installments in February 2005, August 2005, and February 2006. Railcars financed by the warehouse facility have historically been refinanced under long-term financing agreements. Specific railcars and the underlying leases secure the facility. Advances under the facility may not exceed 75% of the fair market value of the eligible railcars securing the facility as defined by the agreement. Advances under the facility bear interest at LIBOR plus 1.375% (2.5257% at June 30, 2004). At June 30, 2004, $144.9 million was available under this facility.

     As of December 31, 2003, the Railcar Leasing and Management Services Group (“Leasing Group”) had an equity ownership in a trust formed to finance the purchase of railcars. This trust was capitalized with $9.5 million from the Leasing Group and outside debt of $25.6 million. Because this trust is a variable interest entity for which the equity investor is the primary beneficiary, the financial statements of the trust were consolidated with the Company’s financial statements as of and for the year ended December 31, 2003. In February 2004, the Leasing Group sold its equity ownership in the trust to a third party. Consequently, the trust, including the non-recourse debt of $25.6 million, is no longer consolidated in the Company’s financial statements.

     Terms and conditions of other debt are described in the Annual Report.

     The remaining principal payments under existing debt agreements as of June 30, 2004 are as follows (in millions):

	Remaining
	six months of
	2004	2005	2006	2007	2008	Thereafter
Recourse:
Corporate/Manufacturing	$0.7	$0.9	$0.4	$0.2	$0.1	$303.4
Leasing — equipment trust certificates (Note 7).	—	39.9	10.3	43.4	14.2	62.2
Non-recourse:
Leasing —warehouse facility (Note 7)	0.5	103.1	51.5	—	—	—

Total principal payments	$1.2	$143.9	$62.2	$43.6	$14.3	$365.6

Note 7. Railcar Leasing and Management Services Group

     The Leasing Group provides fleet management, maintenance and leasing services. Selected combined financial information for the Leasing Group is as follows (in millions):

	June 30,	December 31,
	2004	2003
Balance Sheet
Cash	$7.8	$5.3
Leasing equipment, net
Machinery	32.0	31.0
Equipment on lease	728.9	725.8
Construction in progress	1.2	1.7

	762.1	758.5
Less accumulated depreciation	(118.5)	(112.9)

	643.6	645.6
Restricted Assets	40.2	39.5
Debt
Recourse	170.0	170.0
Non-recourse	155.1	96.7

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Statement of Operations Revenues	$71.7	$54.3	$106.8	$82.8
Operating Profit	$14.4	$12.6	$24.0	$21.2

     Interest expense, which is not a component of operating profit, was $4.7 and $9.3 for the three and six month periods ended June 30, 2004 and $3.9 and $8.1 for the same periods last year.

     Equipment on lease consists primarily of railcars leased to third parties with terms generally ranging between one and twenty years, wherein equipment manufactured by Trinity is leased for a specified type of service over the term of the lease. As lessor, the Company primarily enters into operating leases. Future minimum rental revenues to be received by the Company on such leases as of June 30, 2004 are as follows: the remaining six months of 2004 — $50.7 million; 2005 — $92.8 million; 2006 — $80.0 million; 2007 — $69.4 million; 2008 - $56.9 million and $312.9 million thereafter. Leasing Group equipment with a net book value of $456.3 million is pledged as collateral for debt.

     The Leasing Group’s debt consists of both recourse and non-recourse debt. See Note 6 for maturities for the debt.

Note 8. Other, Net

     Other (income) expense consists of the following items (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Gains on sale of property, plant and equipment	$(2.4)	$(3.0)	$(3.0)	$(4.4)
Foreign currency exchange transactions	0.3	(0.1)	1.1	—
Loss on equity investments	0.8	0.5	0.8	1.0
Other.	(0.3)	—	(0.4)	—

Other, net	$(1.6)	$(2.6)	$(1.5)	$(3.4)

Note 9. Benefit Plans

     The following table summarizes the components of net periodic pension cost for the Company (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Service cost	$2.4	$2.6	$4.9	$5.0
Interest	3.7	4.4	7.4	8.5
Expected return on assets	(3.9)	(3.9)	(7.7)	(7.5)
Amortization and deferral	0.3	0.3	0.6	0.7
Profit sharing	0.9	0.9	1.8	1.7
Other	—	0.2	—	0.4

Net expense	$3.4	$4.5	$7.0	$8.8

     The Company contributed $3.6 million to the Company’s defined benefit pension plan for the three and six months ended June 30, 2004 and $0.5 million for the three and six months ended June 30, 2003. Total contributions to the Company’s pension plan in 2004 are expected to be approximately $17.5 million.

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

     The Company and TMP, and certain material suppliers and others, are named as co-defendants in four separate lawsuits filed by multiple plaintiffs on various dates. In one of these four cases the plaintiff has petitioned the court for certification of a class which, if certified by the court, could increase the total number of barges involved in that case. Absent certification of the class, the four suits involve 30 tank barges sold at an average price of approximately $1.4 million, and 140 hopper barges sold at an average price of approximately $280,000. All four cases allege similar causes of action related to defects in coating materials supplied by a co-defendant and coatings application workmanship by TMP. The plaintiffs seek both compensatory and punitive damages and/or recision of the barge purchase contracts. Independent experts investigating the claims have expressed the opinion that technical arguments presented by the plaintiffs in this litigation are without merit. The Company and TMP are defending these cases vigorously. As of June 30, 2004, one of the plaintiffs owes TMP approximately $8.8 million related to contracts for barges not involved in the litigation. TMP has filed suit for collection of the past due amount.

     In a proceeding unrelated to the foregoing litigation, the Company and TMP filed a declaratory judgment action petitioning the Court to declare the Company’s and TMP’s (i) obligations related to allegations of certain barge owners as to exterior coatings and coatings application on 65 tank barges and (ii) rights and remedies relative to an insurance policy in which TMP was named as an additional insured and which was applicable to the coatings on the 65 barges. On December 9, 2003, the barge owners filed a response proceeding to the declaratory judgment action claiming actual damages of $6.5 million and punitive damages of $10 million.

     A subsidiary of the Company, Transit Mix Concrete and Materials Company, Inc., is named as a defendant in a case involving the death of an employee of an independent contractor following an accident that occurred while the decedent was working at a Company owned facility. Following a jury verdict in favor of the plaintiff, the presiding judge entered a final judgment in the amount of $37.4 million (inclusive of fees, costs, and judgment interest). This case has been appealed by Transit Mix and its insurers. Management believes liability in this case, if any, exceeding $3.0 million, will be covered by insurance.

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

     The Company is involved in various proceedings relating to environmental matters. The Company has reserved $13.5 million to cover probable and estimable liabilities of the Company with respect to investigations of and remedial response to such matters, taking into account currently available information and the Company’s contractual rights to indemnification. However, estimates of future remedial response costs are necessarily imprecise. Accordingly, there can be no assurance that the Company will not become involved in future litigation or other proceedings or, if the Company were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to the Company.

Note 11: Financial Statements for Guarantors of the Senior Notes

     On March 10, 2004, $300,000,000 of Senior Notes due 2014 were issued by Trinity Industries, Inc. (Parent) which includes the corporate operations and certain operations of the Construction Products Group and the Industrial Products Group. The Senior Notes are fully and unconditionally and jointly and severally guaranteed by certain of Trinity’s wholly owned subsidiaries: Transit Mix Concrete & Material Company, Trinity Industries Leasing Company, Trinity Marine Products, Inc., Trinity Rail Group, LLC, Thrall Trinity Freight Car, Inc., Trinity Tank Car, Inc., and Trinity Rail Components and Repair, Inc. No other subsidiaries guarantee the Senior Notes. As of June 30, 2004, assets held by the non guarantor subsidiaries include $40.2 million of restricted assets that are not available for distribution to the Parent, $207.0 million of assets securing certain debt held by the non guarantor subsidiaries, and $235.2 million of assets located in foreign locations.

Condensed Consolidating Statements of Income for the Three Months Ended June 30, 2004

		Combined	Combined
		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$62.9	$299.8	$197.7	$(11.7)	$548.7
Operating costs:
Cost of revenues	52.2	265.9	185.0	(11.7)	491.4
Selling, engineering and administrative expenses	14.2	18.7	10.1	—	43.0

	66.4	284.6	195.1	(11.7)	534.4

Operating profit (loss)	(3.5)	15.2	2.6	—	14.3
Other (income) expense	(3.4)	0.8	(4.8)	16.2	8.8

Income (loss) before income taxes	(0.1)	14.4	7.4	(16.2)	5.5
Provision (benefit) for income taxes	(3.7)	5.7	(0.1)	—	1.9

Net income (loss)	$3.6	$8.7	$7.5	$(16.2)	$3.6

Condensed Consolidating Statements of Income for the Six Months Ended June 30, 2004

		Combined	Combined
		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$113.6	$552.3	$358.8	$(21.1)	$1,003.6
Operating costs:
Cost of revenues	93.1	497.9	346.6	(21.1)	916.5
Selling, engineering and administrative expenses	24.6	34.2	20.5	—	79.3

	117.7	532.1	367.1	(21.1)	995.8

Operating profit (loss)	(4.1)	20.2	(8.3)	—	7.8
Other (income) expense	10.2	5.4	(8.9)	12.1	18.8

Income (loss) before income taxes	(14.3)	14.8	0.6	(12.1)	(11.0)
Provision (benefit) for income taxes	(7.1)	6.7	(3.4)	—	(3.8)

Net loss	$(7.2)	$8.1	$4.0	$(12.1)	$(7.2)

Condensed Consolidating Statements of Income for the Three Months Ended June 30, 2003

		Combined	Combined
		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$42.9	$153.0	$178.1	$(8.2)	$365.8
Operating costs:
Cost of revenues	31.3	132.0	165.4	(8.2)	320.5
Selling, engineering and administrative Expenses	14.8	12.6	7.5	—	34.9

	46.1	144.6	172.9	(8.2)	355.4

Operating profit (loss)	(3.2)	8.4	5.2	—	10.4
Other (income) expense	(4.2)	3.7	(2.7)	8.8	5.6

Income (loss) before income taxes	1.0	4.7	7.9	(8.8)	4.8
Provision (benefit) for income taxes	(2.5)	1.4	2.4	—	1.3

Net income (loss)	$3.5	$3.3	$5.5	$(8.8)	$3.5

Condensed Consolidating Statements of Income for the Six Months Ended June 30, 2003

		Combined	Combined
		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$93.7	$290.3	$286.3	$(15.4)	$654.9
Operating costs:
Cost of revenues	72.4	241.1	288.8	(15.4)	586.9
Selling, engineering and administrative Expenses	23.8	27.1	18.1	—	69.0

	96.2	268.2	306.9	(15.4)	655.9

Operating profit (loss)	(2.5)	22.1	(20.6)	—	(1.0)
Other (income) expense	12.5	7.4	(4.8)	(0.9)	14.2

Income (loss) before income taxes	(15.0)	14.7	(15.8)	0.9	(15.2)
Provision (benefit) for income taxes	(4.0)	4.3	(4.5)	—	(4.2)

Net income (loss)	$(11.0)	$10.4	$(11.3)	$0.9	$(11.0)

Condensed Consolidating Balance Sheets as of June 30, 2004

		Combined	Combined
		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$164.3	$1.7	$21.6	$—	$187.6
Receivables, net of allowance	76.1	115.8	50.0	—	241.9
Inventories	34.6	173.7	104.1	—	312.4
Property, plant and equipment, net	53.1	394.5	485.1	—	932.7
Investments in subsidiaries / intercompany receivable (payable), net	1,089.0	(258.2)	133.2	(964.0)	—
Other assets	196.8	353.0	149.5	(132.4)	566.9

	$1,613.9	$780.5	$943.5	$(1,096.4)	$2,241.5

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$198.6	$152.2	$115.9	$—	$466.7
Deferred income	21.5	0.8	8.6	—	30.9
Other liabilities	32.5	159.1	(2.7)	(132.4)	56.5
Debt	304.7	170.2	155.9	—	630.8
Redeemable convertible preferred stock	58.0	—	—	—	58.0
Total stockholder’s equity	998.6	298.2	665.8	(964.0)	998.6

	$1,613.9	$780.5	$943.5	$(1,096.4)	$2,241.5

Condensed Consolidating Balance Sheets as of December 31, 2003

		Combined	Combined
		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$31.5	$1.0	$13.5	$—	$46.0
Receivables, net of allowance	51.1	97.5	49.5	—	198.1
Inventories	19.8	127.9	110.3	—	258.0
Property, plant and equipment, net	60.0	458.2	427.0	—	945.2
Investments in subsidiaries / intercompany receivable (payable), net	1,050.4	(266.0)	168.3	(952.7)	—
Other assets	194.6	351.7	141.3	(127.0)	560.6

	$1,407.4	$770.3	$909.9	$(1,079.7)	$2,007.9

Liabilities and Stockholder’ Equity
Accounts payable and accrued liabilities	$171.0	$154.3	$134.9	$—	$460.2
Deferred income	18.6	3.1	10.5	—	32.2
Other liabilities	29.0	152.6	4.1	(127.0)	58.7
Debt	127.2	170.2	97.8	—	395.2
Redeemable convertible preferred stock	57.8	—	—	—	57.8
Total stockholder’s equity	1,003.8	290.1	662.6	(952.7)	1,003.8

	$1,407.4	$770.3	$909.9	$(1,079.7)	$2,007.9

Condensed Consolidating Statements of Cash Flow for the Six Months Ended June 30, 2004

		Combined	Combined
		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided (required) by operating activities	$(51.4)	$(47.6)	$28.3	$—	$(70.7)
Net cash provided (required) by investing activities	5.2	48.3	(103.9)	—	(50.4)
Net cash provided by financing activities	179.0	—	83.7	—	262.7

Net increase in cash and cash equivalents	132.8	0.7	8.1	—	141.6
Cash and cash equivalents at beginning of period	31.5	1.0	13.5	—	46.0

Cash and cash equivalents at end of period	$164.3	$1.7	$21.6	$—	$187.6

Condensed Consolidating Statements of Cash Flow for the Six Months Ended June 30, 2003

		Combined	Combined
		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided (required) by operating activities	$47.1	$9.5	$30.6	$—	$87.2
Net cash provided (required) by investing activities	0.5	(6.3)	(83.5)	—	(89.3)
Net cash provided (required) by financing activities	3.1	(2.2)	54.0	—	54.9

Net increase (decrease) in cash and cash equivalents	50.7	1.0	1.1	—	52.8
Cash and cash equivalents at beginning of period	3.5	2.6	13.0	—	19.1

Cash and cash equivalents at end of period	$54.2	$3.6	$14.1	$—	$71.9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes thereto appearing elsewhere in this document.

Three Months Ended June 30, 2004 Compared with Three Months Ended June 30, 2003 — Results of Operations

     Our consolidated net income for the three months ended June 30, 2004 was $3.6 million compared to a net income of $3.5 million for the same period last year. Net income applicable to common shareholders for the three months ended June 30, 2004 was $2.9 million ($0.06 per diluted share) as compared to $3.5 million ($0.08 per diluted share) for the three months ended June 30, 2003. The difference between net income and net income applicable to common shareholders for the three months ended June 30, 2004 was the $0.7 million in accrued dividends and accreted discount costs on the Series B preferred stock.

     Revenues. Revenues were $548.7 million for the three months ended June 30, 2004 compared to $365.8 million for the three months ended June 30, 2003. The increase was primarily due to a significant increase in outside sales by the Rail Group. The increase in revenues for the Construction Products Group was the result of increased market demand in the Highway Safety and Fittings businesses and the acquisitions made by Concrete and Aggregate business during the latter part of 2003 and early 2004, offset by unfavorable weather conditions. The increased revenue from the Railcar Leasing and Management Services Group was a result of an increase in the size of the fleet as well as an improvement in utilization and an increase in lease fleet sales.

     The following table reconciles the revenue amounts discussed under our operating segments with the consolidated total revenues (in millions).

	Three Months Ended June 30, 2004			Three Months Ended June 20, 2003
	Revenues			Revenues
	Outside	Intersegment	Total	Outside	Intersegment	Total
Rail Group	$224.6	$49.0	$273.6	$106.8	$47.9	$154.7
Construction Products Group	153.2	0.5	153.7	132.2	0.1	132.3
Inland Barge Group	64.1	—	64.1	43.2	—	43.2
Industrial Products Group	34.3	1.1	35.4	27.7	0.8	28.5
Railcar Leasing and Management Services Group	71.7	—	71.7	54.3	—	54.3
All Other	0.8	7.5	8.3	1.6	6.1	7.7
Eliminations	—	(58.1)	(58.1)	—	(54.9)	(54.9)

Consolidated Total	$548.7	$—	$548.7	$365.8	$—	$365.8

Operating Profit (Loss)

	Three Months
	Ended
	June 30,
	2004	2003
	(in millions)
Rail Group	$0.9	$(6.1)
Construction Products Group	14.5	15.3
Inland Barge Group	(5.4)	1.0
Industrial Products Group	3.9	1.6
Railcar Leasing and Management Services Group	14.4	12.6
All Other	(1.6)	(2.1)
Corporate	(9.0)	(8.2)
Eliminations	(3.4)	(3.7)

Consolidated Total	$14.3	$10.4

     Operating profit increased $3.9 million to $14.3 million for the three months ended June 30, 2004 compared to $10.4 million for the same period in 2003. This improvement is primarily the result of increased sales volumes and an increase in our leasing fleet size and utilization. Improvements have been offset by significant increases in steel and component costs and temporary shortages of steel and components, primarily in our Rail and Inland Barge Groups and in barge litigation and related costs.

     Other Income and Expenses. Other income and expense included interest income, interest expense and other, net. Interest expense, net of interest income increased $2.2 million to $10.4 million for the three months ended June 30, 2004 compared to $8.2 million for the same period in 2003, an increase of 26.8%. The increase was primarily attributable to the increase in debt balances associated with the recently issued senior notes.

     Other, net was income of $1.6 million for the three months ended June 30, 2004 compared to income of $2.6 million for the comparable period in 2003. The decrease was primarily due to a smaller amount of gains on sales of property, plant, and equipment and an increase in foreign currency losses in 2004.

     Income Taxes. The current year effective tax rate of 34.75% was slightly lower than the statutory rate of 35% due to higher foreign income which is at lower effective tax rates. The prior year effective tax rate of 27.5% was due to the absence of tax benefits on certain foreign losses.

Rail Group

	Three Months
	Ended
	June 30,
	2004	2003
	(in millions)
Revenues:
North American Rail	$192.1	$89.7
Europe Rail	53.3	41.3
Components	28.2	23.7

Total revenues	$273.6	$154.7

Operating profit (loss)	$0.9	$(6.1)
Operating profit (loss) margin	0.3%	(3.9)%

     Railcars shipped in North America increased 111.9% to approximately 3,180 cars during the three months ended June 30, 2004 compared to the same period in 2003, resulting in a revenue increase for the North American operations of 114.2% over the same period last year. As of June 30, 2004, the North American backlog increased 65.4% to approximately 17,500 cars compared to the same date last year.

     Revenues for the European operations increased 29.1% over the same period in 2003 due to a 6.4% increase in railcars shipped in Europe to approximately 660 cars and a change in product mix. As of June 30, 2004, the European backlog was approximately 1,800 cars compared to 2,400 in the same date last year.

     The operating profit for the Rail Group increased $7.0 million to $0.9 million for the three months ended June 30, 2004 compared to the same period last year. While increased production volumes improved manufacturing efficiencies, operating profit was adversely affected by increased steel and component costs ($2.7 million), shortages of materials and unanticipated plant shut-downs ($4.0 million), and start-up costs related to reopening manufacturing facilities ($1.0 million). While we have taken steps to mitigate the impact of cost fluctuations, such as adding price escalation clauses to sales contracts and other measures, steel and component cost and availability could continue to impact operations going forward. At June 30, 2004, approximately 47% of our North American railcar backlog orders included price escalation clauses. Material cost increases not passed on to customers are expected to reduce operating profit in the next six months of 2004 by $11.0 million.

     In the three months ended June 30, 2004 railcar sales to the Railcar Leasing and Management Services Group included in the Rail Group results were $48.5 million compared to $45.9 million in the comparable period in 2003 with profit of $3.4 million compared to $3.7 million for the same period in 2003. Sales to the Railcar Leasing and Management Services Group and related profits are eliminated in consolidation.

Construction Products Group

	Three Months
	Ended
	June 30,
	2004	2003
	(in millions)
Revenues	$153.7	$132.3
Operating profit	$14.5	$15.3
Operating profit margin	9.4%	11.6%

     Revenues increased 16.2% for the three months ended June 30, 2004 compared to the same period in 2003. The increase in revenues was primarily attributable to an increase in the Highway Safety, Fittings, and Concrete and Aggregate businesses. Market demand for our products in Highway Safety and Fittings businesses has steadily improved in 2004. The Concrete and Aggregate business has increased due to acquisitions in the latter part of 2003 and early 2004. The operating profit percentage for the quarter decreased over the same period last year as a result of poor weather conditions that impacted Texas in April and

June and increased steel costs in the Bridge business. These declines were partially offset by improving margins in the Highway Safety and Fittings businesses due to the increase in production volumes.

Inland Barge Group

	Three Months
	Ended
	June 30,
	2004	2003
	(in millions)
Revenues	$64.1	$43.2
Operating profit (loss)	$(5.4)	$1.0
Operating profit (loss) margin	(8.4)%	2.3%

     Revenues increased $20.9 million for the three months ended June 30, 2004 compared to the same period in 2003. This was primarily due to an increase in sales for both hopper and tank barges. Operating loss in the current quarter was $5.4 million, a decrease of $6.4 million compared to $1.0 million in operating profit for the same period last year. This was primarily due to a $4.5 million loss related to steel price increases on contracts that will be completed during the remainder of 2004 and increased barge litigation and related costs. Barge litigation and related costs were $2.1 and $0.8 million for the three months ended June 30, 2004 and 2003, respectively.

Industrial Products Group

	Three Months
	Ended
	June 30,
	2004	2003
	(in millions)
Revenues	$35.4	$28.5
Operating profit	$3.9	$1.6
Operating profit margin	11.0%	5.6%

     Revenues increased 24.2% for the three months ended June 30, 2004 compared to the same period in 2003. This increase of $6.9 million was due to increased sales in domestic tanks in the U.S. and an increase in the sale of heads used for tank car production and other railcar equipment. The operating profit margin for the current quarter was higher than the same quarter last year due to improved efficiencies based on increased volume and increased sales of tank car heads and other railcar equipment.

Railcar Leasing and Management Services Group

	Three Months
	Ended
	June 30,
	2004	2003
	(in millions)
Revenues:
Leasing and management	$35.4	$28.9
Lease fleet sales	36.3	25.4

Total revenues	$71.7	$54.3

Operating Profit:
Leasing and management	$9.8	$9.5
Lease fleet sales	4.6	3.1

Total operating profit	$14.4	$12.6
Operating profit margin	20.1%	23.2%
Fleet utilization	98.2%	96.0%

     Total revenues increased $17.4 million for the three months ended June 30, 2004 compared to the same period last year. This increase of 32.0% was due to lease fleet sales and increased rental revenues related to additions to the lease fleet and improved fleet utilization of 98.2%. Operating profit increased to $14.4 million for the three months ended June 30, 2004 compared to $12.6 million for the same period in 2003. The increase in operating profit was due to increased lease fleet sales, the increased size of the rental fleet and improved utilization, offset by an increase in lease expense associated with an increase in the size of the fleet.

     As of June 30, 2004, the Leasing and Management Services Group’s rental fleet of approximately 19,200 owned or leased railcars has an average age of 5.37 years and an average remaining lease term of 6.24 years.

All Other

     Revenues in All Other increased to $8.3 million for the three months ended June 30, 2004. This increase was primarily attributable to an increase in intersegment sales by our transportation company. Operating loss was $1.6 million for the three months ended June 30, 2004 compared to $2.1 million in the same period in 2003.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2003 — Results of Operations

     Our consolidated net loss for the six months ended June 30, 2004 was $7.2 million compared to a net loss of $11.0 million for the same period last year. Net loss applicable to common shareholders for the six months ended June 30, 2004 was $8.7 million ($0.19 per diluted share) as compared to $11.0 million ($0.24 per diluted share) for the six months ended June 30, 2003. The difference between net loss and net loss applicable to common shares for the three months ended June 30, 2004 was the $1.5 million in accrued dividends and accreted discount costs on the Series B preferred stock.

     Revenues. Revenues were $1,003.6 million for the six months ended June 30, 2004 compared to $654.9 million for the six months ended June 30, 2003. The increase was primarily due to a significant increase in outside sales by the Rail Group. The increase in revenues for the Construction Products Group was the result of increased market demand in the Highway Safety and Fittings businesses and the acquisitions made by Concrete and Aggregate during the latter part of 2003 and early 2004. The increased revenue from the Railcar Leasing and Management Services Group resulted from an increase in the size of the fleet, an improvement in utilization, and an increase in sales from the lease fleet.

     The following table reconciles the revenue amounts discussed under our operating segments with the consolidated total revenues (in millions).

	Six Months Ended June 30, 2004			Six Months Ended June 20, 2003
	Revenues			Revenues
	Outside	Intersegment	Total	Outside	Intersegment	Total
Rail Group	$449.8	$84.7	$534.5	$190.8	$113.0	$303.8
Construction Products Group	273.2	0.6	273.8	235.6	0.2	235.8
Inland Barge Group	107.4	—	107.4	87.3	—	87.3
Industrial Products Group	64.7	2.5	67.2	55.4	1.6	57.0
Railcar Leasing and Management Services Group	106.8	—	106.8	82.8	—	82.8
All Other	1.7	14.2	15.9	3.0	12.0	15.0
Eliminations	—	(102.0)	(102.0)	—	(126.8)	(126.8)

Consolidated Total	$1,003.6	$—	$1,003.6	$654.9	$—	$654.9

Operating Profit (Loss)

	Six Months
	Ended
	June 30,
	2004	2003
	(in millions)
Rail Group	$(2.7)	$(16.4)
Construction Products Group	16.5	18.4
Inland Barge Group	(11.1)	0.2
Industrial Products Group	4.7	1.6
Railcar Leasing and Management Services Group	24.0	21.2
All Other	(0.3)	(3.0)
Corporate	(16.6)	(15.4)
Eliminations	(6.7)	(7.6)

Consolidated Total	$7.8	$(1.0)

     Operating profit increased $8.8 million to $7.8 million for the six months ended June 30, 2004 compared to an operating loss of $1.0 million for the same period in 2003. This improvement was primarily the result of increased production volumes and an increase in our leasing fleet size and utilization. Improvements have been offset by significant increases in steel and component costs and temporary shortages of steel and components, primarily in our Rail and Inland Barge Groups and barge litigation and related costs.

     Other Income and Expenses. Other income and expense included interest income, interest expense and other, net. Interest expense, net of interest income increased $2.7 million to $20.3 million for the six months ended June 30, 2004 compared to

$17.6 million for the same period in 2003, an increase of 15.3%. The increase was primarily attributable to the write-off of deferred loan fees of $1.2 million in connection with early retirement of the term loan in March of 2004 and an increase in debt balances during the second quarter.

     Other, net was income of $1.5 million for the six months ended June 30, 2004 compared to income of $3.4 million for the comparable period in 2003. The decrease was primarily due to a smaller amount of gains on sales of property, plant, and equipment and an increase in foreign currency losses in 2004.

     Income Taxes. The current year effective tax rate of 34.75% was less than the statutory rate of 35% due to higher foreign income which is at lower effective tax rates. The prior year effective tax rate of 27.5% was due to the absence of tax benefits on certain foreign losses.

Rail Group

	Six Months
	Ended
	June 30,
	2004	2003
	(in millions)
Revenues:
North American Rail	$364.8	$187.8
Europe Rail	109.1	70.8
Components	60.6	45.2

Total revenues	$534.5	$303.8
Operating loss	$(2.7)	$(16.4)
Operating loss margin	(0.5)%	(5.4)%

     Railcars shipped in North America increased 86.4% to approximately 6,000 cars during the six months ended June 30, 2004 compared to the same period in 2003, resulting in a revenue increase for the North American operations of 94.2% over the same period last year.

     Revenues for the European operations increased 54.1% over the same period in 2003 due to a 31.5% increase in railcars shipped in Europe to approximately 1,400 cars and a change in product mix.

     The operating loss for the Rail Group decreased $13.7 million to $2.7 million for the six months ended June 30, 2004 compared to the same period last year. While increased production volumes improved manufacturing efficiencies, operating profit was adversely affected by the mix of orders which were completed during the first quarter as well as increased material costs ($6.5 million), shortages of materials and unanticipated plant shut-downs ($6.6), and start-up costs related to reopening manufacturing facilities ($1.9 million). While we have taken steps to mitigate the impact of cost fluctuations, such as adding price escalation clauses to sales contracts and other measures, steel and component cost and availability could continue to impact operations going forward. Material cost increases not passed on to customers are expected to reduce operating profit in the next six months of 2004 by $11.0 million.

     In the six months ended June 30, 2004 railcar sales to the Railcar Leasing and Management Services Group included in the Rail Group results were $82.7 million compared to $110.2 million in the comparable period in 2003 with profit of $6.7 million compared to $7.6 million for the same period in 2003. Sales to the Railcar Leasing and Management Services Group and related profits are eliminated in consolidation.

Construction Products Group

	Six Months
	Ended
	June 30,
	2004	2003
	(in millions)
Revenues	$273.8	$235.8
Operating profit	$16.5	$18.4
Operating profit margin	6.0%	7.8%

     Revenues increased 16.1% for the six months ended June 30, 2004 compared to the same period in 2003. The increase in revenues was primarily attributable to an increase in the Highway Safety, Concrete and Aggregate, and Fittings business units. The Highway Safety business increased due to favorable weather conditions in the first quarter as well as an improvement in the market demand for our products. The Concrete and Aggregate business increased due to acquisitions in the latter part of 2003 and early 2004, offset by unfavorable weather conditions in the second quarter. The increase in revenues in the Fittings business was also attributable to an increase in market demand. Operating profit percentage for the six months ended June 30, 2004 decreased over the same period last year as a result of the steel price increases in the Structural Bridge portion of this segment and competitive pricing pressure in certain markets of our Concrete and Aggregate business as well as the impact of year over year unfavorable weather, offset by the increase in production volumes in our Highway Safety and Fittings businesses.

Inland Barge Group

	Six Months
	Ended
	June 30,
	2004	2003
	(in millions)
Revenues	$107.4	$87.3
Operating profit (loss)	$(11.1)	$0.2
Operating profit (loss) margin	(10.3)%	0.2%

     Revenues increased $20.1 million for the six months ended June 30, 2004 compared to the same period in 2003. This was primarily due to an increase in hopper barge sales volume and the deck and specialty barge business. Operating loss for the six months ended June 30, 2004 was $11.1 million, a decrease of $11.3 million compared to $0.2 million in operating profit for the same period last year. This was primarily due to a $9.1 million loss related to steel price increases on contracts that will be completed during the remainder of 2004 and increased barge litigation and related costs. Barge litigation and related costs were $3.1 and $1.4 million for the six months ended June 30, 2004 and 2003, respectively.

Industrial Products Group

	Six Months
	Ended
	June 30,
	2004	2003
	(in millions)
Revenues	$67.2	$57.0
Operating profit	$4.7	$1.6
Operating profit margin	7.0%	2.8%

     Revenues increased 17.9% for the six months ended June 30, 2004 compared to the same period in 2003. The increase of $10.2 million was due to increased sales in domestic tanks in the U.S. and an increase in the sale of heads used for tank car production and other railcar equipment. The operating profit margin for the current six months was higher than the same quarter last year due to improved efficiencies based on increased volume and increased sales of tank car heads and other railcar equipment.

Railcar Leasing and Management Services Group

	Six Months
	Ended
	June 30,
	2004	2003
	(in millions)
Revenues:
Leasing and management	$70.0	$56.6
Lease fleet sales	36.8	26.2

Total revenues	$106.8	$82.8
Operating Profit:
Leasing and management	$19.2	$17.9
Lease fleet sales	4.8	3.3

Total operating profit	$24.0	$21.2
Operating profit margin	22.5%	25.6%
Fleet utilization	98.2%	96.0%

     Total revenues increased $24.0 million for the six months ended June 30, 2004 compared to the same period last year. This increase of 29.0% was due to increased lease fleet sales and increased rental revenues related to additions to the lease fleet and improved fleet utilization. Operating profit increased to $24.0 million for the six months ended June 30, 2004 compared to

$21.2 million for the same period in 2003. The increase in operating profit was due to increased lease fleet sales, the increased size of the rental fleet and improved utilization, offset by an increase in lease expense associated with an increase in the size of the fleet.

All Other

     Revenues in All Other increased to $15.9 million for the six months ended June 30, 2004. This increase was primarily attributable to an increase in intersegment sales by our transportation company. Operating loss was $0.3 million for the six months ended June 30, 2004 compared to an operating loss of $3.0 million in the same period in 2003.

Liquidity and Capital Resources

2004 Financing Activity

     In March 2004, we issued $300 million aggregate principal amount 6 1/2% senior notes (Senior Notes) due 2014, through a private offering. Interest on the Senior Notes is payable semiannually commencing September 15, 2004. The Senior Notes rank equally with all of our existing and future senior debt and are subordinated to all our existing and future secured debt to the extent of the value of the assets securing such debt. We may redeem some or all of the Senior Notes at any time on or after March 15, 2009 at a redemption price of 103.25% in 2009, 102.167% in 2010, 101.083% in 2011 and 100.0% in 2012 and thereafter plus accrued interest. We may also redeem up to 35% of the aggregate principal amount of the Senior Notes using the proceeds from certain public equity offerings completed on or before March 15, 2007 at a redemption price of 106.5% of the principal amount plus accrued and unpaid interest. The Senior Notes could restrict our ability to incur additional debt; make certain distributions, investments and other restricted payments; create certain liens; merge; consolidate; or sell substantially all or a portion of our assets. We applied approximately $163 million of the net proceeds of the offering to repay all indebtedness under its existing bank credit facility.

     In connection with the issuance of our Senior Notes, we extended our secured credit agreement to provide for a three-year, $250 million revolving credit facility and repaid the existing term loan facility. Amounts borrowed under the revolving credit facility for periods after the first quarter of 2004 will bear interest at LIBOR plus a margin based upon financial performance. Our accounts receivable and inventory secure the agreement. The agreement limits the amount of capital expenditures related to our leasing business, requires maintenance of ratios related to interest coverage for the leasing and manufacturing operations, leverage, asset coverage and minimum net worth, and restricts the amount of dividend payments based upon our current credit rating not to exceed $25 million annually. At June 30, 2004, there were no borrowings under the revolving credit facility.

Cash Flows

     Operating Activities. Net cash required by operating activities for the six months ended June 30, 2004 was $70.7 million compared to $87.2 million net cash provided by operating activities for the same period in 2003. This was partially due to an increase in working capital related to increased production volumes in the Rail Group. In addition, a tax refund of $45.4 million was collected in the six months ended June 30, 2003. The increase in working capital needs is reflective of the upturn in our businesses.

     Investing Activities. Net cash required by investing activities for the six months ended June 30, 2004 was $50.4 million compared to $89.3 million for the same period last year. Capital expenditures for the six months ended June 30, 2004 were $90.4 million, of which $77.1 million were for additions to the lease subsidiary. This compares to $121.2 million of capital expenditures for the same period last year, of which $112.6 million was for additions to the lease subsidiary. Proceeds from the sale of property, plant and equipment were $47.2 million for the six months ended June 30, 2004 composed primarily of railcar sales from the lease fleet and the sale of non-operating assets, compared to $31.9 million for the same period in 2003 composed primarily of railcar sales from the lease fleet. In addition, $15.7 million of cash was required for an acquisition by our Construction Products Group and $8.5 million of cash was provided by the sale of the Leasing’s Group equity ownership in a trust.

     Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2004 was $262.7 million compared to $54.9 million for the same period in 2003. During the first quarter of 2004, we issued $300 million aggregate principal amount 6 1/2% senior notes due 2014 (Senior Notes) through a private offering. We applied approximately $163 million of the net proceeds of the offering to repay all indebtedness under our existing credit facility.

Contractual Obligation and Commercial Commitments

     As of June 30, 2004 other commercial commitments related to letters of credit have increased to $117.0 million from $116.4 million as of December 31, 2003. Refer to Note 6 in the financial statements for changes to our outstanding debt and maturities. Other commercial commitments that relate to operating leases under sale/leaseback transactions were basically unchanged.

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

     The Company and TMP, and certain material suppliers and others, are named as co-defendants in four separate lawsuits filed by J. Russell Flowers, Inc. (“Flowers”) on October 7, 2002, Marquette Transportation Company and Iowa Fleeting Services, Inc. (“Marquette”) on March 7, 2003, Waxler Transportation Company, Inc. (“Waxler”) on April 7, 2003 and LeBeouf Bros. Towing (“LeBeouf”) on July 3, 2003. The Marquette and Waxler cases are pending in the 25th Judicial District Court in Plaquemines Parish, Louisiana, and the Flowers case is pending in the U.S. District Court, Northern District of Mississippi, Greenville, Mississippi, and the LeBeouf case is pending in the U.S. District Court for the Eastern District of Louisiana. In Waxler, the plaintiff has petitioned the court for certification of a class which if certified by the court, could increase the total number of barges involved in the Waxler litigation. Absent certification of a class in the Waxler case, the Waxler and LeBeouf suits currently involve 30 tank barges sold at an approximate average price of $1.4 million and the Marquette and Flowers suits involve 140 hopper barges sold at an approximate average price of $280,000. Each of the four cases set forth allegations pertaining to damages arising from alleged defects in coating materials supplied by a co-defendant and coatings application workmanship by TMP. The plaintiffs seek both compensatory and punitive damages and/or recision of the barge purchase contracts. Independent experts investigating the claims on behalf of the Company and TMP have expressed the opinion that technical arguments presented by the plaintiffs in the litigation are without merit. As of June 30, 2004, one of the four plaintiffs owes TMP approximately $8.8 million related to contracts for barges not involved in the litigation. TMP has filed suit for collection of the past due amounts.

     In a proceeding unrelated to the foregoing litigation, the Company and TMP filed a declaratory judgment action petitioning the Court to declare the Company’s and TMP’s (i) obligations related to allegations of certain barge owners as to exterior coatings and coatings application on 65 tank barges and (ii) rights and remedies relative to an insurance policy in which TMP was named as an additional insured and which was applicable to the coatings on the 65 barges. On December 9, 2003, the barge owners filed a response proceeding to the declaratory judgment claiming actual damages of $6.5 million and punitive damages of $10 million.

     A subsidiary of the Company, Transit Mix Concrete and Materials Company, Inc., is named as a defendant in a case involving the death of an employee of an independent contractor following an accident that occurred while the decedent was working at a Company owned facility. Following a jury verdict in favor of the plaintiff, the presiding judge entered a final judgment in the amount of $37.4 million (inclusive of fees, costs, and judgment interest). This case has been appealed by Transit Mix and its insurers. Management believes liability in this case, if any, exceeding $3.0 million, will be covered by insurance.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended June 30, 2004:

	Number of	Average Price Paid
Period	Shares Purchased (1)	per Share (1)
April 1, 2004 through April 30, 2004	28,544	$29.86
May 1, 2004 through May 31, 2004	4,288	$27.24
June 1, 2004 through June 30, 2004	2,145	$29.43

Total	34,977	$29.51

(1)	This column includes the following transactions during the three months ended June 30, 2004: (i) the deemed surrender to the Company on 8,419 shares of Common Stock to pay the exercise price in connection with the exercise of employee stock options, (ii) the surrender to the Company of 22,270 shares of Commons Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, and (iii) purchase of 4,288 shares of Common Stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust.

Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders held May 10, 2004, stockholders elected eight incumbent directors for a one-year term (Proposal 1), approved the Trinity Industries, Inc. 2004 Stock Option and Incentive Plan (Proposal 2), and approved ratification of Ernst & Young LLP as independent auditors for the year ending December 31, 2004 (Proposal 3). The vote tabulation follows for each proposal:

     Proposal 1 — Election of Directors

Nominee	For	Withheld
David W. Biegler	35,853,812	811,302
Craig J. Duchossois	28,177,286	8,487,828
Ronald J. Gafford	36,014,023	651,091
Barry J. Galt	36,244,432	420,682
Clifford J. Grum	36,272,441	392,673
Jess T. Hay	29,409,243	7,255,871
Diana S. Natalicio	36,012,098	653,016
Timothy R. Wallace	35,942,058	723,056

     Proposal 2 — 2004 Stock Option and Incentive Plan

For	Against	Abstentions	Broker Non-votes
26,082,728	5,180,665	358,130	5,043,591

     Proposal 3 — Independent Auditors

For	Against	Abstentions	Broker Non-votes
36,172,637	459,369	33,108	—

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits.

Exhibit Number	Description

10.12	Trinity Industries, Inc. 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Form S-8 Registration Statement filed by Trinity Industries, Inc. on May 11, 2004).*

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contracts and compensatory plan arrangements.

b) Reports on Form 8-K during the quarter ended June 30, 2004.

(1)	Trinity filed a current Report on Form 8-K dated May 6, 2004, reporting, under Item 9 and 12, operating results for the first quarter of 2004, and attaching a news release dated May 5, 2004 and a script of the conference call dated May 6, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By /s/ JIM S. IVY
Registrant
Jim S. Ivy
Senior Vice President and
Chief Financial Officer
August 5, 2004

INDEX TO EXHIBITS

Exhibit Number	Description

10.12	Trinity Industries, Inc. 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Form S-8 Registration Statement filed by Trinity Industries, Inc. on May 11, 2004).*

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plan arrangements.