Form 10-Q
period 2004-09-30
TRINITY INDUSTRIES INC
filed 2004-11-03
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐.

     At October 29, 2004 there were 47,557,191 shares of the Registrant’s common stock outstanding.

TRINITY INDUSTRIES, INC.

FORM 10-Q

	Caption	Page
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements	3
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4	Controls and Procedures	29
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	30
Item 6	Exhibits and Reports on Form 8-K	31
SIGNATURES		32
CERTIFICATIONS
Equipment Lease Agreement
Participation Agreement
Amendment No. 4 to the Warehouse Loan Agreement
Amendment No. 5 to the Warehouse Loan Agreement
Amendment No. 6 to the Warehouse Loan Agreement
Amendment No. 7 to the Warehouse Loan Agreement
Computation of Ratio of Earnings to Fixed Charges
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification Pursuant to Section 906
Certification Pursuant to Section 906

Item 1. Financial Statements

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended September 30,
	2004	2003
	(unaudited)
	(in millions except per share amounts)
Revenues	$567.2	$363.4
Operating costs:
Cost of revenues	519.5	314.2
Selling, engineering and administrative expenses	43.9	39.1

	563.4	353.3

Operating profit	3.8	10.1
Other (income) expense:
Interest income	(8.8)	(0.1)
Interest expense	11.1	8.4
Other, net	(0.2)	(0.2)

	2.1	8.1

Income before income taxes	1.7	2.0
Provision for income taxes	0.8	0.2

Net income	0.9	1.8
Dividends on Series B preferred stock	(0.8)	(0.8)

Net income applicable to common shareholders	$0.1	$1.0

Net income applicable to common shareholders per common share:
Basic	$0.00	$0.02

Diluted	$0.00	$0.02

Weighted average number of shares outstanding:
Basic	46.5	45.6
Diluted	47.5	46.2

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Nine Months Ended September 30,
	2004	2003
	(unaudited)
	(in millions except per share amounts)
Revenues	$1,570.8	$1,018.3
Operating costs:
Cost of revenues	1,436.0	901.1
Selling, engineering and administrative expenses	123.2	108.1

	1,559.2	1,009.2

Operating profit	11.6	9.1
Other (income) expense:
Interest income	(9.5)	(0.4)
Interest expense	32.1	26.3
Other, net	(1.7)	(3.6)

	20.9	22.3

Loss before income taxes	(9.3)	(13.2)
Provision (benefit) for income taxes	(3.0)	(4.0)

Net loss	(6.3)	(9.2)
Dividends on Series B preferred stock	(2.3)	(0.8)

Net loss applicable to common shareholders	$(8.6)	$(10.0)

Net loss applicable to common shareholders per common share:
Basic	$(0.19)	$(0.22)

Diluted	$(0.19)	$(0.22)

Weighted average number of shares outstanding:
Basic	46.4	45.6
Diluted	46.4	45.6

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2004	2003
	(unaudited)	(as reported)
	(in millions)
Assets
Cash and cash equivalents	$154.2	$46.0
Receivables, net of allowance	263.4	198.1
Inventories:
Raw materials and supplies	231.2	158.4
Work in process	104.7	60.0
Finished goods	47.3	39.6

	383.2	258.0
Property, plant and equipment, at cost	1,491.7	1,627.1
Less accumulated depreciation	(699.8)	(681.9)

	791.9	945.2
Goodwill	420.3	415.1
Other assets	167.7	145.5

	$2,180.7	$2,007.9

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$484.5	$460.2
Debt:
Recourse	475.3	298.5
Non-recourse	47.1	96.7

	522.4	395.2
Deferred income	44.4	32.2
Other liabilities	62.9	58.7

	1,114.2	946.3
Series B redeemable convertible preferred stock, no par value, $0.1 liquidation value	58.1	57.8
Stockholders’ equity:
Preferred stock - 1.5 shares authorized and unissued	—	—
Common stock — shares issued and outstanding at September 30, 2004 - 50.9; at December 31, 2003 - 50.9	50.9	50.9
Capital in excess of par value	432.7	434.7
Retained earnings	632.8	649.9
Accumulated other comprehensive loss	(26.4)	(27.3)
Treasury stock (3.4 shares at September 30, 2004 and 4.3 shares at December 31, 2003)	(81.6)	(104.4)

	1,008.4	1,003.8

	$2,180.7	$2,007.9

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements Cash Flows

	Nine Months Ended September 30,
	2004	2003
	(unaudited)
	(in millions)
Operating activities:
Net loss	$(6.3)	$(9.2)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	66.5	64.7
Deferred income taxes	(3.0)	26.6
Gain on sale of property, plant, equipment and other assets	(4.4)	(6.0)
Other	(5.6)	2.8
Changes in assets and liabilities:
Increase in receivables	(65.6)	(43.1)
Decrease in tax receivable	—	23.7
Increase in inventories	(124.2)	(12.3)
(Increase) decrease in other assets	(18.6)	9.4
Increase in accounts payable and accrued liabilities	24.4	21.2
Increase (decrease) in other liabilities	7.5	(12.1)

Net cash (required) provided by operating activities	(129.3)	65.7

Investing activities:
Proceeds from sale of property, plant, equipment and other assets	230.4	33.6
Capital expenditures — lease subsidiary	(112.5)	(188.5)
Capital expenditures — other	(24.4)	(16.7)
Payment for purchase of acquisitions, net of cash acquired	(15.7)	—
Sale of investment in equity trust	8.5	—

Net cash provided (required) by investing activities	86.3	(171.6)

Financing activities:
Issuance of redeemable preferred stock	—	57.6
Payments to retire debt	(297.0)	(145.6)
Proceeds from issuance of debt	449.8	194.4
Proceeds from issuance of common stock, net	9.5	2.4
Dividends paid to common shareholders	(8.4)	(8.4)
Dividends paid to preferred shareholders	(2.7)	—

Net cash provided by financing activities	151.2	100.4

Net increase in cash and cash equivalents	108.2	(5.5)
Cash and cash equivalents at beginning of period	46.0	19.1

Cash and cash equivalents at end of period	$154.2	$13.6

Interest paid for the nine months ended September 30, 2004 and 2003 was $30.6 and $26.3, respectively. Taxes paid, net of refunds received, were $5.9 for the nine months ended September 30, 2004 and taxes received, net of payments made were $43.5 for the nine months ended September 30, 2003.

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity

	Common	Common	Capital		Accumulated
	Shares	Stock	in Excess		Other		Treasury	Total
	(100,000,000	$1.00 Par	of Par	Retained	Comprehensive	Treasury	Stock at	Stockholders'
	Authorized)	Value	Value	Earnings	Loss	Shares	Cost	Equity
	(unaudited)
	(in millions except share and per share data)
Balance at December 31, 2003	50,940,351	$50.9	$434.7	$649.9	$(27.3)	(4,260,860)	$(104.4)	$1,003.8
Net loss	—	—	—	(6.3)	—	—	—	(6.3)
Currency translation adjustments	—	—	—	—	0.1	—	—	0.1
Unrealized loss on derivative financial instruments	—	—	—	—	0.7	—	—	0.7

Comprehensive net loss								(5.5)
Cash dividends ($0.18 per common share)	—	—	—	(8.4)	—	—	—	(8.4)
Dividends on Series B preferred stock	—	—	—	(2.3)	—	—	—	(2.3)
Restricted shares issued	—	—	3.1	—	—	383,400	7.9	11.0
Stock options exercised	—	—	(4.8)	—	—	415,025	14.1	9.3
Other	—	—	(0.3)	(0.1)	0.1	25,425	0.8	0.5

Balance at September 30, 2004	50,940,351	$50.9	$432.7	$632.8	$(26.4)	(3,437,010)	$(81.6)	$1,008.4

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

     The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. (“Trinity” or the “Company”). In the opinion of management, all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2004 and the results of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, and cash flows for the nine-month periods ended September 30, 2004 and 2003, in conformity with generally accepted accounting principles, have been made. Because of seasonal and other factors, the results of operations for the three-month and nine-month periods ended September 30, 2004 may not be indicative of expected results of operations for the year ending December 31, 2004. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2003.

Stock Based Compensation

     The Company has elected to apply the accounting provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its interpretations and, accordingly, no compensation expense has been recorded for the stock options. The effect of computing compensation expense in accordance with Statement of Accounting Standards No. 123, “Accounting for Stock Based Compensation,” using the Black-Scholes option pricing method for the three and nine months ended September 30, 2004 and 2003 are shown in the accompanying table (in millions).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Pro forma Net income (loss) applicable to common shareholders, as reported	$0.1	$1.0	$(8.6)	$(10.0)
Add: Stock compensation expense related to restricted stock	0.9	0.5	2.2	1.4
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(1.5)	(1.4)	(4.2)	(4.4)

Pro forma net income (loss) applicable to common shareholders	$(0.5)	$0.1	$(10.6)	$(13.0)

Pro forma net income (loss) applicable to common shareholders per diluted share	$(0.01)	$0.00	$(0.23)	$(0.29)

Net income (loss) applicable to common shareholders per diluted share — as reported	$0.00	$0.02	$(0.19)	$(0.22)

Net Loss Applicable to Common Shareholders

     Diluted net income applicable to common shareholders is based on the weighted average shares outstanding plus the dilutive impact of stock options and Series B preferred stock. Basic net income applicable to common shareholders is based on the weighted average number of common shares outstanding for the period. The numerator for basic net income (loss) applicable to common shareholders is net income (loss) adjusted for dividends on the Series B preferred stock in 2004 and 2003. The numerator for diluted net income (loss) applicable to common shareholders is net income (loss), adjusted for dividends on the Series B preferred stock in 2004 and 2003. The difference between the denominator in the basic calculation and the denominator in the diluted calculation for the three months ended September 30, 2004 and September 30, 2003 was attributable to the effect of employee stock options. Employee stock options were antidilutive for all other periods presented. The Series B preferred stock was antidilutive for all periods presented and therefore not considered in the diluted net income (loss) per common share calculation.

Reclassifications

     Certain reclassifications have been made to prior year statements to conform to the current period presentation.

     Note 2. Segment Information

     The Company reports operating results in the following business segments: (1) the Rail Group, which manufactures and sells railcars and component parts; (2) the Constructions Products Group, which manufactures and sells highway safety products, concrete and aggregates, girders and beams used in the construction of highway and railway bridges, and weld fittings used in pressure piping systems; (3) the Inland Barge Group, which manufactures and sells barges and related products for inland waterway services; (4) the Industrial Products Group, which manufactures and sells tank heads and pressure and non-pressure containers for the storage and transportation of liquefied gases and other liquid and dry products; and (5) the Railcar Leasing and Management Services Group, which provides fleet management, maintenance and leasing services. Finally, All Other includes the Company’s captive insurance and transportation companies, structural towers, and other peripheral businesses.

     Sales and related profits from the Rail Group to Railcar Leasing and Management Services Group are recorded in Rail Group and eliminated in consolidation. Sales of railcars from the lease fleet are included in the Railcar Leasing and Management Services Group. Sales between groups are recorded at prices comparable to those charged to external customers.

Three Months Ended September 30, 2004 (in millions)

	Revenues			Operating
				Profit
	Outside	Intersegment	Total	(Loss)
Rail Group	$279.8	$35.4	$315.2	$(14.5)
Construction Products Group	170.3	0.5	170.8	18.5
Inland Barge Group	46.2	—	46.2	(1.7)
Industrial Products Group	33.0	2.0	35.0	4.5
Railcar Leasing and Management Services Group	36.5	—	36.5	7.9
All Other	1.4	7.9	9.3	(1.7)
Corporate	—	—	—	(7.2)
Eliminations	—	(45.8)	(45.8)	(2.0)

Consolidated Total	$567.2	$—	$567.2	$3.8

Three Months Ended September 30, 2003 (in millions)

	Revenues			Operating
				Profit
	Outside	Intersegment	Total	(Loss)
Rail Group	$126.4	$63.8	$190.2	$2.9
Construction Products Group	133.3	0.4	133.7	11.4
Inland Barge Group	42.5	—	42.5	0.3
Industrial Products Group	30.1	1.4	31.5	2.7
Railcar Leasing and Management Services Group	29.9	—	29.9	9.3
All Other	1.2	6.7	7.9	(2.0)
Corporate	—	—	—	(9.6)
Eliminations	—	(72.3)	(72.3)	(4.9)

Consolidated Total	$363.4	$—	$363.4	$10.1

Nine Months Ended September 30, 2004 (in millions)

	Revenues			Operating
				Profit
	Outside	Intersegment	Total	(Loss)
Rail Group	$729.6	$120.1	$849.7	$(17.2)
Construction Products Group	443.5	1.1	444.6	35.0
Inland Barge Group	153.6	—	153.6	(12.8)
Industrial Products Group	97.7	4.5	102.2	9.2
Railcar Leasing and Management Services Group	143.3	—	143.3	31.9
All Other	3.1	22.1	25.2	(2.0)
Corporate	—	—	—	(23.8)
Eliminations	—	(147.8)	(147.8)	(8.7)

Consolidated Total	$1,570.8	$—	$1,570.8	$11.6

Nine Months Ended September 30, 2003 (in millions)

	Revenues			Operating
				Profit
	Outside	Intersegment	Total	(Loss)
Rail Group	$317.2	$176.8	$494.0	$(13.5)
Construction Products Group	368.9	0.6	369.5	29.8
Inland Barge Group	129.8	—	129.8	0.5
Industrial Products Group	85.5	3.0	88.5	4.3
Railcar Leasing and Management Services Group	112.7	—	112.7	30.5
All Other	4.2	18.7	22.9	(5.0)
Corporate	—	—	—	(25.0)
Eliminations	—	(199.1)	(199.1)	(12.5)

Consolidated Total	$1,018.3	$—	$1,018.3	$9.1

Note 3. Property, Plant and Equipment

     The following table summarizes the components of property, plant and equipment as of September 30, 2004 and December 31, 2003 (in millions).

	September 30,	December 31,
	2004	2003
Corporate/Manufacturing:
Property, plant and equipment	$872.9	$868.6
Less accumulated depreciation	(581.6)	(569.0)

	291.3	299.6

Leasing:
Property, plant and equipment	618.8	758.5
Less accumulated depreciation	(118.2)	(112.9)

	500.6	645.6

	$791.9	$945.2

Note 4. Deposit Agreement

     The Company had a deposit agreement with Altos Hornos de Mexico, SA de C.V. (“AHMSA”) that provided funds on deposit with AHMSA that were used along with other funds from the Company to purchase steel from AHMSA. The balance of this deposit has been collected in full, including $8.1 million of accrued interest which was recognized as income on a cash basis in the quarter ended September 30, 2004.

Note 5. Warranties

     The Company provides for the estimated cost of product warranties at the time revenue is recognized and assesses the adequacy of the resulting reserves on a quarterly basis. The change in the accruals for warranties (included in accounts payable and accrued liabilities) for the three and nine months ended September 30, 2004 and 2003 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Beginning balance	$20.3	$21.5	$23.0	$20.8
Additions
	3.2	2.6	9.2	9.6
Reductions
	(3.4)	(3.4)	(12.1)	(9.7)

Ending balance	$20.1	$20.7	$20.1	$20.7

Note 6. Debt

     The following table summarizes the components of debt as of September 30, 2004 and December 31, 2003 (in millions).

	September 30,	December 31,
	2004	2003
Corporate/Manufacturing — Recourse:
Revolving commitment	$—	$—
Term commitment	—	122.8
Senior Notes	300.0	—
Other	5.3	5.7

	305.3	128.5

Leasing — Recourse
Equipment trust certificates	170.0	170.0

	170.0	170.0

	475.3	298.5

Leasing — Non-recourse
Warehouse facility	47.1	71.1
Trust debt	—	25.6

	47.1	96.7

Total debt	$522.4	$395.2

     In March 2004, the Company issued $300 million aggregate principal amount 6 1/2% senior notes (Senior Notes) due 2014, through a private offering. Interest on the Senior Notes is payable semiannually commencing September 15, 2004. The Senior Notes rank equally with all of the Company’s existing and future senior debt and are subordinated to all the Company’s existing and future secured debt to the extent of the value of the assets securing such debt. The Company may redeem some or all of the Senior Notes at any time on or after March 15, 2009 at a redemption price of 103.25% in 2009, 102.167% in 2010, 101.083% in 2011 and 100.0% in 2012 and thereafter plus accrued interest. The Company may also redeem up to 35% of the aggregate principal amount of the Senior Notes using the proceeds from certain public equity offerings completed on or before March 15, 2007 at a redemption price of 106.5% of the principal amount plus accrued and unpaid interest. The Senior Notes could restrict the Company’s ability to incur additional debt; make certain distributions, investments and other restricted payments; create certain liens; merge; consolidate; or sell substantially all or a portion of its assets. The Company applied approximately $163 million of the net proceeds of the offering to repay all indebtedness under its existing bank credit facility. In September 2004, as required by the contract with the purchasers of the Senior Notes due 2014, the Company made an offer to exchange all of the privately placed Senior Notes for an equal principal amount of the Senior Notes due 2014, which are registered with the Security and Exchange Commission and have substantially identical terms. As of September 30, 2004 all of the privately placed Senior Notes were exchanged for Senior Notes due 2014.

     In connection with the issuance of the Senior Notes, the Company extended its secured credit agreement to provide for a three-year, $250 million revolving credit facility. Amounts borrowed under the revolving credit facility for periods after the first quarter of 2004 will bear interest at LIBOR plus a margin based upon financial performance. The Company’s accounts receivable and inventory secure the agreement. The agreement limits the amount of capital expenditures related to the Company’s leasing business, requires maintenance of ratios related to interest coverage for the leasing and manufacturing operations, leverage, asset coverage and minimum net worth, and restricts the amount of dividend payments based upon the current credit rating of the Company not to exceed $25 million annually. At September 30, 2004, there were no borrowings under the revolving credit facility.

     Trinity Industries Leasing Company (“TILC”), through a wholly owned and consolidated business trust, has $47.1 million outstanding of a $300 million non-recourse warehouse facility to finance or refinance railcars acquired or owned by TILC. The warehouse facility is due August 2005 and unless renewed would be payable in three equal installments in February 2006, August 2006, and February 2007. Railcars financed by the warehouse facility have historically been refinanced under long-term financing agreements. Specific railcars and the underlying leases secure the facility. Advances under the facility may not exceed 75% of the fair market value of the eligible railcars securing the facility as defined by the agreement. Advances under the facility bear interest at LIBOR plus 1.375% (3.0524% at September 30, 2004). At September 30, 2004, $252.9 million was available under this facility.

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

     The remaining principal payments under existing debt agreements as of September 30, 2004 are as follows (in millions):

	Remaining
	three months of
	2004	2005	2006	2007	2008	Thereafter
Recourse:
Corporate/Manufacturing	$0.2	$1.0	$0.3	$0.3	$0.1	$303.4
Leasing — equipment trust certificates (Note 7)	—	39.9	10.3	43.4	14.2	62.2
Non-recourse:
Leasing -warehouse facility (Note 7)	0.4	1.0	30.5	15.2	—	—

Total principal payments	$0.6	$41.9	$41.1	$58.9	$14.3	$365.6

Note 7. Railcar Leasing and Management Services Group

     The Leasing Group provides fleet management, maintenance and leasing services. Selected combined financial information for the Leasing Group is as follows (in millions):

	September 30,	December 31,
	2004	2003
Balance Sheet
Cash	$14.8	$5.3
Leasing equipment, net Machinery	32.7	31.0
Equipment on lease	585.5	725.8
Construction in progress	0.6	1.7

	618.8	758.5
Less accumulated depreciation	(118.2)	(112.9)

	500.6	645.6
Restricted Assets	44.4	39.5
Debt
Recourse	170.0	170.0
Non-recourse	47.1	96.7

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Statement of Operations
Revenues	$36.5	$29.9	$143.3	$112.7
Operating Profit	$7.9	$9.3	$31.9	$30.5

     The decline in the Leasing Group operating profit for the three months ended September 30, 2004 was due to the refinancing of railcars under the non-recourse warehouse facility with long-term, fixed rate, off-balance sheet, sale/leaseback financings in November 2003 and August 2004 which effectively converted interest expense (which is not deducted from operating profit) to lease expense (which is deducted from operating profit).

     Interest expense, which is not a component of operating profit, was $4.7 and $14.0 for the three and nine month periods ended September 30, 2004 and $4.1 and $12.2 for the same periods last year.

     During the quarter ended September 30, 2004, the Leasing Group completed a transaction whereby $180.1 million of railcars were sold to independent trusts. These trusts financed the purchase of the railcars with $134.0 million in debt and $46.1 million in third party equity. The equity participants in the trusts are the primary beneficiaries of the trusts. The Leasing Group, through a newly formed, wholly owned qualified subsidiary, leased railcars from the trusts under operating leases with terms of 22 years and subleased the railcars to independent third parties under shorter term operating leases. This qualified subsidiary had total assets of $49.7 million as of September 30, 2004 including cash of $6.1 million, and Leasing Group railcars of $43.6 million. The cash and railcars are pledged to collateralize the lease obligations to the trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiary’s lease obligations. Under the terms of the operating lease agreement, the Leasing Group has options to purchase at a predetermined, fixed price, certain of the railcars from the trusts in 2019. The Leasing Group also has options to purchase the railcars at the end of the lease agreement at the then fair market value of the railcars as determined by a third party, independent appraisal. At the expiration of the operating lease agreement, the Leasing Group’s qualified subsidiary has no further obligation.. An independent trustee for the trust has authority for appointment of the railcar fleet manager, which at September 30, 2004 was TILC. As fleet manager, TILC is required to endeavor, consistent with customary commercial practice as would be used by a prudent person, to maintain railcars under lease for the benefit of the trusts. TILC receives management fees under the terms of the agreement for services it provides. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the third parties leases, to be available to Trinity. The sales of railcars by Trinity to the trusts were accounted for as a sale/leaseback transaction. No revenue or profit was recorded at the time of the transactions and all profit was deferred and is being amortized over the terms of the operating leases. Neither the assets, the liabilities, nor equity of the trusts are reflected on the balance sheet of Trinity.

     Equipment on lease, as shown in the table above, consists primarily of railcars leased to third parties with terms generally ranging between one and twenty years, wherein equipment manufactured by Trinity is leased for a specified type of service over the term of the lease.

     As lessor, the Company primarily enters into operating leases. Future minimum rental revenues to be received by the Company on such leases, including the leases in the transaction described above, as of September 30, 2004 are as follows: the remaining three months of 2004 — $25.9 million; 2005 — $95.9 million; 2006 — $82.9 million; 2007 — $71.9 million; 2008 — $59.6 million and $316.4 million thereafter.

     The Leasing Group’s debt consists of both recourse and non-recourse debt. See Note 6 for maturities for the debt. Leasing Group equipment with a net book value of $304.9 million is pledged as collateral for debt.

Note 8. Other, Net

     Other (income) expense consists of the following items (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Gains on sale of property, plant and equipment	$(1.4)	$(1.6)	$(4.4)	$(6.0)
Foreign currency exchange transactions	0.4	0.8	1.5	0.8
Loss on equity investments	0.6	0.6	1.4	1.6
Other	0.2	–	(0.2)	–

Other, net	$(0.2)	$(0.2)	$(1.7)	$(3.6)

Note 9. Benefit Plans

     The following table summarizes the components of net periodic pension cost for the Company (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Service cost	$2.5	$1.9	$7.4	$6.9
Interest	3.7	3.3	11.1	11.8
Expected return on assets	(3.9)	(2.9)	(11.6)	(10.4)
Amortization and deferral	0.3	0.3	0.9	1.0
Profit sharing	0.8	0.6	2.6	2.3
Other	–	0.1	–	0.5

Net expense	$3.4	$3.3	$10.4	$12.1

     The Company contributed $13.2 million and $8.8 million, respectively, to the Company’s defined benefit pension plan for the three month periods ended September 30, 2004 and 2003 and $16.8 million and $9.3 million, respectively, for the nine month periods ended September 30, 2004 and 2003. Total contributions to the Company’s pension plan in 2004 are expected to be approximately $17.8 million.

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

     The Company and TMP, and certain material suppliers and others, are named as co-defendants in four separate lawsuits filed by multiple plaintiffs on various dates. In one of these four cases the plaintiff has petitioned the court for certification of a class which, if certified by the court, could increase the total number of barges involved in that case. Absent certification of the class, the four suits involve 24 tank barges sold at an average price of approximately $1.4 million, and 140 hopper barges sold at an average price of approximately $280,000. All four cases allege similar causes of action related to defects in coating materials supplied by a co-defendant and coatings application workmanship by TMP. The plaintiffs seek both compensatory and punitive damages and/or rescission of the barge purchase contracts. Independent experts investigating the claims have expressed the opinion that technical arguments presented by the plaintiffs in this litigation are without merit. The Company and TMP are defending these cases vigorously. As of September 30, 2004, one of the plaintiffs owes TMP approximately $8.9 million related to contracts for barges not involved in the litigation. TMP has filed suit for collection of the past due amount.

     In a proceeding unrelated to the foregoing litigation, the Company and TMP filed a declaratory judgment action petitioning the Court to declare the Company’s and TMP’s obligations related to allegations of certain barge owners as to exterior coatings and coatings application on 65 tank barges and TMP’s rights and remedies relative to an insurance policy in which TMP was named as an additional insured (which policy is applicable to the coatings on the 65 barges). On December 9, 2003, the barge owners filed a response proceeding to the declaratory judgment action claiming actual damages of $6.5 million and punitive damages of $10 million.

     A subsidiary of the Company, Transit Mix Concrete and Materials Company, Inc., is named as a defendant in a case involving the death of an employee of an independent contractor following an accident that occurred while the decedent was working at a Company owned facility. Following a jury verdict in favor of the plaintiff, the presiding judge entered a final judgment in the amount of $38.1 million (inclusive of fees, costs, and judgment interest). This case has been appealed by Transit Mix and its insurers. Management believes liability in this case, if any, exceeding $3.0 million, will be covered by insurance.

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

     The Company is involved in various proceedings relating to environmental matters. The Company has reserved $12.6 million to cover probable and estimable liabilities of the Company with respect to investigation and remedial response to such matters, taking into account currently available information and the Company’s contractual rights to indemnification. However, estimates of future remedial response costs are necessarily imprecise. Accordingly, there can be no assurance that the Company will not become involved in future litigation or other proceedings or, if the Company were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to the Company.

Note 11: Financial Statements for Guarantors of the Senior Notes

     On March 10, 2004, $300,000,000 of Senior Notes due 2014 were issued by Trinity Industries, Inc. (Parent) which includes the corporate operations and certain operations of the Construction Products Group and the Industrial Products Group. The Senior Notes are fully and unconditionally and jointly and severally guaranteed by certain of Trinity’s wholly owned subsidiaries: Transit Mix Concrete & Material Company, Trinity Industries Leasing Company, Trinity Marine Products, Inc., Trinity Rail Group, LLC, Thrall Trinity Freight Car, Inc., Trinity Tank Car, Inc., and Trinity Rail Components and Repair, Inc. No other subsidiaries guarantee the Senior Notes. As of September 30, 2004, assets held by the non guarantor subsidiaries include $44.4 million of restricted assets that are not available for distribution to the Parent, $57.7 million of assets securing certain debt held by the non guarantor subsidiaries, and $254.2 million of assets located in foreign locations.

Condensed Consolidating Statements of Income for the Three Months Ended September 30, 2004

		Combined	Combined
		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$89.7	$335.1	$183.8	$(41.4)	$567.2
Operating costs:
Cost of revenues	67.0	308.4	185.5	(41.4)	519.5
Selling, engineering and administrative expenses	12.9	18.6	12.4	—	43.9

	79.9	327.0	197.9	(41.4)	563.4

Operating profit (loss)	9.8	8.1	(14.1)	—	3.8
Other (income) expense	9.5	1.4	(13.0)	4.2	2.1

Income (loss) before income taxes	0.3	6.7	(1.1)	(4.2)	1.7
Provision (benefit) for income taxes	(0.6)	2.5	(1.1)	—	0.8

Net income (loss)	$0.9	$4.2	$—	$(4.2)	$0.9

Condensed Consolidating Statements of Income for the Nine Months Ended September 30, 2004

		Combined	Combined
		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$203.3	$887.4	$542.6	$(62.5)	$1,570.8
Operating costs:
Cost of revenues	160.1	806.3	532.1	(62.5)	1,436.0
Selling, engineering and administrative expenses	37.5	52.8	32.9	—	123.2

	197.6	859.1	565.0	(62.5)	1,559.2

Operating profit (loss)	5.7	28.3	(22.4)	—	11.6
Other (income) expense	19.7	6.8	(21.9)	16.3	20.9

Income (loss) before income taxes	(14.0)	21.5	(0.5)	(16.3)	(9.3)
Provision (benefit) for income taxes	(7.7)	9.2	(4.5)	—	(3.0)

Net loss	$(6.3)	$12.3	$4.0	$(16.3)	$(6.3)

Condensed Consolidating Statements of Income for the Three Months Ended September 30, 2003

		Combined	Combined
		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$57.7	$175.0	$159.8	$(29.1)	$363.4
Operating costs:
Cost of revenues	37.3	157.8	148.2	(29.1)	314.2
Selling, engineering and administrative Expenses	12.4	15.1	11.6	—	39.1

	49.7	172.9	159.8	(29.1)	353.3

Operating profit (loss)	8.0	2.1	—	—	10.1
Other (income) expense	7.0	5.3	(6.9)	2.7	8.1

Income (loss) before income taxes	1.0	(3.2)	6.9	(2.7)	2.0
Provision (benefit) for income taxes	(0.8)	(1.0)	2.0	—	0.2

Net income (loss)	$1.8	$(2.2)	$4.9	$(2.7)	$1.8

Condensed Consolidating Statements of Income for the Nine Months Ended September 30, 2003

		Combined	Combined
		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Revenues	$151.4	$465.3	$446.1	$(44.5)	$1,018.3
Operating costs:
Cost of revenues	109.7	398.9	437.0	(44.5)	901.1
Selling, engineering and administrative Expenses	36.2	42.2	29.7	—	108.1

	145.9	441.1	466.7	(44.5)	1,009.2

Operating profit (loss)	5.5	24.2	(20.6)	—	9.1
Other (income) expense	19.5	12.7	(11.7)	1.8	22.3

Income (loss) before income taxes	(14.0)	11.5	(8.9)	(1.8)	(13.2)
Provision (benefit) for income taxes	(4.8)	3.3	(2.5)	—	(4.0)

Net income (loss)	$(9.2)	$8.2	$(6.4)	$(1.8)	$(9.2)

Condensed Consolidating Balance Sheets as of September 30, 2004

		Combined	Combined
		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$106.0	$0.9	$47.3	$—	$154.2
Receivables, net of allowance	81.5	143.9	38.0	—	263.4
Inventories	56.1	204.1	123.0	—	383.2
Property, plant and equipment, net	52.3	357.4	382.2	—	791.9
Investments in subsidiaries / intercompany receivable (payable), net	1,111.5	(242.8)	100.4	(969.1)	—
Other assets	205.1	354.1	156.5	(127.7)	588.0

	$1,612.5	$817.6	$847.4	$(1,096.8)	$2,180.7

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$181.0	$178.8	$124.7	$—	$484.5
Deferred income	28.2	3.0	13.2	—	44.4
Other liabilities	32.4	163.3	(5.1)	(127.7)	62.9
Debt	304.4	170.1	47.9	—	522.4
Redeemable convertible preferred stock	58.1	—	—	—	58.1
Total stockholder’s equity	1,008.4	302.4	666.7	(969.1)	1,008.4

	$1,612.5	$817.6	$847.4	$(1,096.8)	$2,180.7

Condensed Consolidating Balance Sheets as of December 31, 2003

		Combined	Combined
		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Cash and cash equivalents	$31.5	$1.0	$13.5	$—	$46.0
Receivables, net of allowance	51.1	97.5	49.5	—	198.1
Inventories	19.8	127.9	110.3	—	258.0
Property, plant and equipment, net	60.0	458.2	427.0	—	945.2
Investments in subsidiaries / intercompany receivable (payable), net	1,050.4	(266.0)	168.3	(952.7)	—
Other assets	194.6	351.7	141.3	(127.0)	560.6

	$1,407.4	$770.3	$909.9	$(1,079.7)	$2,007.9

Liabilities and Stockholder’ Equity
Accounts payable and accrued liabilities	$171.0	$154.3	$134.9	$—	$460.2
Deferred income	18.6	3.1	10.5	—	32.2
Other liabilities	29.0	152.6	4.1	(127.0)	58.7
Debt	127.2	170.2	97.8	—	395.2
Redeemable convertible preferred stock	57.8	—	—	—	57.8
Total stockholder’s equity	1,003.8	290.1	662.6	(952.7)	1,003.8

	$1,407.4	$770.3	$909.9	$(1,079.7)	$2,007.9

Condensed Consolidating Statements of Cash Flow for the Nine Months Ended September 30, 2004

		Combined	Combined
		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided (required) by operating activities	$(104.8)	$(88.1)	$63.6	$—	$(129.3)
Net cash provided (required) by investing activities	3.7	88.1	(5.5)	—	86.3
Net cash provided by financing activities	175.6	(0.1)	(24.3)	—	151.2

Net increase in cash and cash equivalents	74.5	(0.1)	33.8	—	108.2
Cash and cash equivalents at beginning of period	31.5	1.0	13.5	—	46.0

Cash and cash equivalents at end of period	$106.0	$0.9	$47.3	$—	$154.2

Condensed Consolidating Statements of Cash Flow for the Nine Months Ended September 30, 2003

		Combined	Combined
		Guarantor	Non Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided (required) by operating activities	$0.5	$17.5	$47.7	$—	$65.7
Net cash provided (required) by investing activities	—	(15.2)	(156.4)	—	(171.6)
Net cash provided by financing activities	(2.8)	(2.2)	105.4	—	100.4

Net increase (decrease) in cash and cash equivalents	(2.3)	0.1	(3.3)	—	(5.5)
Cash and cash equivalents at beginning of period	3.5	2.6	13.0	—	19.1

Cash and cash equivalents at end of period	$1.2	$2.7	$9.7	$—	$13.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes thereto appearing elsewhere in this document.

Three Months Ended September 30, 2004 Compared with Three Months Ended September 30, 2003 — Results of Operations

     Our consolidated net income for the three months ended September 30, 2004 was $0.9 million compared to a net income of $1.8 million for the same period last year. Net income applicable to common shareholders for the three months ended September 30, 2004 was $0.1 million ($0.00 per diluted share) as compared to $1.0 million ($0.02 per diluted share) for the three months ended September 30, 2003. The difference between net income and net income applicable to common shareholders for the three months ended September 30, 2004 and 2003 was the $0.8 million in accrued dividends and accreted discount costs on the Series B preferred stock.

     Revenues. Revenues were $567.2 million for the three months ended September 30, 2004 compared to $363.4 million for the three months ended September 30, 2003. The increase was primarily due to a significant increase in outside sales by the Rail Group. The increase in revenues for the Construction Products Group was the result of increased market demand in the Highway Safety and Fittings businesses and the acquisitions made by Concrete and Aggregates business during the latter part of 2003 and early 2004. The increased revenue from the Railcar Leasing and Management Services Group was a result of an increase in the size of the fleet as well as an improvement in utilization and an increase in lease fleet sales.

     The following table reconciles the revenue amounts discussed under our operating segments with the consolidated total revenues (in millions).

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	Revenues			Revenues
	Outside	Intersegment	Total	Outside	Intersegment	Total
Rail Group	$279.8	$35.4	$315.2	$126.4	$63.8	$190.2
Construction Products Group	170.3	0.5	170.8	133.3	0.4	133.7
Inland Barge Group	46.2	—	46.2	42.5	—	42.5
Industrial Products Group	33.0	2.0	35.0	30.1	1.4	31.5
Railcar Leasing and Management Services Group	36.5	—	36.5	29.9	—	29.9
All Other	1.4	7.9	9.3	1.2	6.7	7.9
Eliminations	—	(45.8)	(45.8)	—	(72.3)	(72.3)

Consolidated Total	$567.2	$—	$567.2	$363.4	$—	$363.4

Operating Profit (Loss)

	Three Months
	Ended
	September 30,
	2004	2003
	(in millions)
Rail Group	$(14.5)	$2.9
Construction Products Group	18.5	11.4
Inland Barge Group	(1.7)	0.3
Industrial Products Group	4.5	2.7
Railcar Leasing and Management Services Group	7.9	9.3
All Other	(1.7)	(2.0)
Corporate	(7.2)	(9.6)
Eliminations	(2.0)	(4.9)

Consolidated Total	$3.8	$10.1

     Operating profit decreased $6.3 million to $3.8 million for the three months ended September 30, 2004 compared to $10.1 million for the same period in 2003. This decrease is primarily the result of significant increases in steel and component costs and temporary shortages of steel and components, primarily in our Rail and Inland Barge Groups as well as an increase in lease expense in the Railcar Leasing and Management Services Group associated with the refinancing of cars under the non-recourse warehouse facility with long-term, fixed rate, off-balance sheet, sale/leaseback financings in November 2003 and August 2004 which effectively converted interest expense (which is not deducted from operating profit) to lease expense (which is deducted from operating profit), partially offset by an increase in our leasing fleet size and utilization.

     Other Income and Expenses. Other income and expense included interest income, interest expense and other, net. Interest expense, net of interest income decreased $6.0 million to $2.3 million for the three months ended September 30, 2004 compared to $8.3 million for the same period in 2003, a decrease of 72.3%. Interest income increased $8.7 million over the same period last year. This increase is primarily related to interest of $8.1 million received on the AMSHA deposit (See Note 4). Interest expense increased $2.7 million over the same period last year, primarily due to an increase in debt balances associated with the Senior Notes.

     Income Taxes. The current year effective tax rate of 32.6% was less than the statutory rate of 35% due to foreign income which has lower effective tax rates. The prior year effective tax rate of 30.2% was due to the absence of tax benefits on certain foreign losses.

Rail Group

	Three Months
	Ended
	September 30,
	2004	2003
	(in millions)
Revenues:
North American Rail	$263.2	$130.5
Europe Rail	25.5	33.6
Components	26.5	26.1

Total revenues	$315.2	$190.2
Operating profit (loss)	$(14.5)	$2.9
Operating profit (loss) margin	(4.6)%	1.5%

     Railcars shipped in North America increased 90.0% to approximately 4,150 cars during the three months ended September 30, 2004 compared to the same period in 2003, resulting in a revenue increase for the North American Rail operations of 101.7% over the same period last year. As of September 30, 2004, the North American backlog increased 71.5% to approximately 19,800 cars compared to the same date last year.

     Revenues for the European operations decreased 24.1% over the same period in 2003 due to a change in product mix and a 36.4% decrease in railcars shipped in Europe to approximately 330 cars, primarily due to a scheduled plant shut-down for maintenance. As of September 30, 2004, the European backlog was approximately 1,700 cars compared to 2,100 for the same date last year.

     The operating profit for the Rail Group decreased $17.4 million to a loss of $14.5 million for the three months ended September 30, 2004 compared to the same period last year. Operating profit was adversely affected primarily by increased steel and component costs of $17.0 million compared to costs anticipated for contracts that existed at the beginning of the year, including a $4.6 million contract loss on railcars to be delivered in 2005, and an increased operating loss in Europe of $1.2 million as a result of a third quarter plant shut-down for maintenance. While we have taken steps to mitigate the impact of cost volatility, such as adding price escalation clauses to sales contracts and other measures, steel and component cost and availability could continue to adversely impact operations going forward. At September 30, 2004, approximately 71% of our North American railcar backlog orders included price escalation clauses. Escalation clauses vary and may be less than 100% effective in passing costs through to customers. Material cost increases above increases anticipated for contracts that existed at the beginning of the year that cannot be passed on to customers are expected to reduce operating profit in the last three months of 2004 by $13.2 million.

     In the three months ended September 30, 2004 railcar sales to the Railcar Leasing and Management Services Group included in the Rail Group results were $34.3 million compared to $63.6 million in the comparable period in 2003 with profit of $2.0 million compared to $4.9 million for the same period in 2003. Sales to the Railcar Leasing and Management Services Group and related profits are eliminated in consolidation.

Construction Products Group

	Three Months
	Ended
	September 30,
	2004	2003
	(in millions)
Revenues	$170.8	$133.7
Operating profit	$18.5	$11.4
Operating profit margin	10.8%	8.5%

     Revenues increased 27.7% for the three months ended September 30, 2004 compared to the same period in 2003. The increase in revenues was primarily attributable to an increase in the Highway Safety, Fittings, and Concrete and Aggregates businesses. Market demand for selected Highway Safety products has steadily improved in 2004. In addition, there have been price increases resulting from the increase in raw material costs in both the Highway Safety and Fittings businesses. The Concrete and Aggregates business has increased due to acquisitions in the latter part of 2003 and early 2004. The improvement in operating profit percentage for the quarter over the same period last year is a result of improved efficiencies and lower operating costs and a result of an increase in demand in both our Highway Safety and Fittings businesses.

Inland Barge Group

	Three Months
	Ended
	September 30,
	2004	2003
	(in millions)
Revenues	$46.2	$42.5
Operating profit (loss)	$(1.7)	$0.3
Operating profit (loss) margin	(3.7)%	0.7%

     Revenues increased $3.7 million for the three months ended September 30, 2004 compared to the same period in 2003. This was primarily due to an increase in sales of hopper barges. Operating loss in the current quarter was $1.7 million, a change of $2.0 million compared to $0.3 million in operating profit for the same period last year. This was primarily due to steel costs increases which were approximately $2.5 million in excess of costs anticipated at the beginning of the year. Barge litigation and related costs were $1.0 and $1.1 million for the three months ended September 30, 2004 and 2003, respectively.

Industrial Products Group

	Three Months
	Ended
	September 30,
	2004	2003
	(in millions)
Revenues	$35.0	$31.5
Operating profit	$4.5	$2.7
Operating profit margin	12.9%	8.6%

     Revenues increased 11.1% for the three months ended September 30, 2004 compared to the same period in 2003. This increase of $3.5 million was due to increased sales of domestic tanks in the U.S. and an increase in the sale of heads used for tank car production and other railcar equipment. The operating profit margin for the current quarter was higher than the same quarter last year due to improved efficiencies based on increased volume and increased sales of tank car heads and other railcar equipment.

Railcar Leasing and Management Services Group

	Three Months
	Ended
	September 30,
	2004	2003
	(in millions)
Revenues:
Leasing and management	$35.5	$29.4
Lease fleet sales	1.0	0.5

Total revenues	$36.5	$29.9
Operating Profit (loss):
Leasing and management	$8.2	$9.1
Lease fleet sales	(0.3)	0.2

Total operating profit	$7.9	$9.3
Operating profit margin	21.6%	31.1%
Fleet utilization	98.5%	96.8%

     Total revenues increased $6.6 million for the three months ended September 30, 2004 compared to the same period last year. This increase of 22.1% was due to lease fleet sales and increased rental revenues related to additions to the lease fleet and improved fleet utilization of 98.5%.

     The Company continues to expand its lease fleet size. To fund the expansion of its lease fleet to meet this demand, the Leasing Group uses its non-recourse warehouse line to provide initial financing for a portion of the manufacturing costs of the cars. Subsequently, the Leasing Group generally obtains long-term financing for the cars in the lease fleet through long-term recourse debt such as equipment trust certificates or long-term non-recourse operating leases pursuant to sales/leaseback transactions.

     The decline in the Leasing Group operating profit in the third quarter was due to the refinancing of cars under the non-recourse warehouse facility with long-term, fixed rate, off-balance sheet, sale/leaseback financings in November 2003 and August 2004 which effectively converted interest expense (which is not deducted from operating profit) to lease expense (which is deducted from operating profit). The Company uses a non-GAAP measure to compare performance between periods. This non-GAAP measure is EBITDAR, which is Operating Profit of the Leasing Group plus depreciation and rental or lease expense. We use this measure to eliminate the costs resulting from financings. EBITDAR should not be considered as an alternative to operating profit or other GAAP financial measurements as an indicator of our operating performance. EBITDAR is shown below (in millions):

	Three Months Ended			Three Months Ended
	September 30, 2004			September 30, 2003
	Leasing and			Leasing and
	Management	Lease Fleet Sales	Total	Management	Lease Fleet Sales	Total
Operating profit (loss)	$8.2	$(0.3)	$7.9	$9.1	$0.2	$9.3
Add: Depreciation	5.5	0.0	5.5	6.1	0.0	6.1
Rental expense	10.2	0.0	10.2	5.1	0.0	5.1

EBITDAR	$23.9	$(0.3)	$23.6	$20.3	$0.2	$20.5

     The increase in EBITDAR for the three months ended September 30, 2004 was due to the increase size of the fleet and improved utilization.

     As of September 30, 2004, the Leasing and Management Services Group’s rental fleet of approximately 19,700 owned or leased railcars has an average age of 5.42 years and an average remaining lease term of 6.02 years.

All Other

     Revenues in All Other increased to $9.3 million for the three months ended September 30, 2004 from $7.9 million for the same period last year. This increase was primarily attributable to an increase in intersegment sales by our transportation company. Operating loss was $1.7 million for the three months ended September 30, 2004 compared to $2.0 million in the same period in 2003. The decrease is primarily due to severance costs of approximately $0.4 million related to our transportation company that was paid in the prior year.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2003 — Results of Operations

     Our consolidated net loss for the nine months ended September 30, 2004 was $6.3 million compared to a net loss of $9.2 million for the same period last year. Net loss applicable to common shareholders for the nine months ended September 30, 2004 was $8.6 million ($0.19 per diluted share) as compared to $10.0 million ($0.22 per diluted share) for the nine months ended September 30, 2003. The difference between net loss and net loss applicable to common shares for the nine months ended September 30, 2004 and 2003 was $2.3 million and $0.8 million, respectively in accrued dividends and accreted discount costs on the Series B preferred stock.

     Revenues. Revenues were $1,570.8 million for the nine months ended September 30, 2004 compared to $1,018.3 million for the nine months ended September 30, 2003. The increase was primarily due to a significant increase in outside sales by the Rail Group. The increase in revenues for the Construction Products Group was the result of increased market demand in the Highway Safety and Fittings businesses and the acquisitions made by Concrete and Aggregates during the latter part of 2003 and early 2004. The increased revenue from the Railcar Leasing and Management Services Group resulted from an increase in the size of the fleet, an improvement in utilization, and an increase in sales from the lease fleet.

     The following table reconciles the revenue amounts discussed under our operating segments with the consolidated total revenues (in millions).

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	Revenues			Revenues
	Outside	Intersegment	Total	Outside	Intersegment	Total
Rail Group	$729.6	$120.1	$849.7	$317.2	$176.8	$494.0
Construction Products Group	443.5	1.1	444.6	368.9	0.6	369.5
Inland Barge Group	153.6	—	153.6	129.8	—	129.8
Industrial Products Group	97.7	4.5	102.2	85.5	3.0	88.5
Railcar Leasing and Management Services Group	143.3	—	143.3	112.7	—	112.7
All Other	3.1	22.1	25.2	4.2	18.7	22.9
Eliminations	—	(147.8)	(147.8)	—	(199.1)	(199.1)

Consolidated Total	$1,570.8	$—	$1,570.8	$1,018.3	$—	$1,018.3

  Operating Profit (Loss)

	Nine Months
	Ended
	September 30,
	2004	2003
	(in millions)
Rail Group	$(17.2)	$(13.5)
Construction Products Group	35.0	29.8
Inland Barge Group	(12.8)	0.5
Industrial Products Group	9.2	4.3
Railcar Leasing and Management Services Group	31.9	30.5
All Other	(2.0)	(5.0)
Corporate	(23.8)	(25.0)
Eliminations	(8.7)	(12.5)

Consolidated Total	$11.6	$9.1

     Operating profit increased $2.5 million to $11.6 million for the nine months ended September 30, 2004 compared to an operating profit of $9.1 million for the same period in 2003. This improvement was primarily the result of increased production volumes and an increase in our leasing fleet size and utilization. Improvements have been partially offset by significant increases in steel and component costs and temporary shortages of steel and components, primarily in our Rail and Inland Barge Groups and barge litigation and related costs.

     Other Income and Expenses. Other income and expense included interest income, interest expense and other, net. Interest expense, net of interest income decreased $3.3 million to $22.6 million for the nine months ended September 30, 2004 compared to $25.9 million for the same period in 2003, a decrease of 12.7%. Interest income increased $9.1 million to $9.5 million for the nine months ended September 30, 2004 compared to $0.4 million for the same period last year. This increase was primarily attributable to an increase in interest income of $8.1 million received on our AMSHA deposit. Interest expense increased $5.8 million to $32.1 million for the nine months ended September 30, 2004 compared to $26.3 million for the same period last year, an increase of 22.1%. This increase is due to the write-off of deferred loan fees of $1.2 million in connection with early retirement of the term loan in March of 2004 and an increase in debt balances during the second quarter, primarily associated with the senior notes.

     Other, net was income of $1.7 million for the nine months ended September 30, 2004 compared to income of $3.6 million for the comparable period in 2003. The decrease was primarily due to a decrease of $1.6 million in the amount of gains on sales of property, plant, and equipment and an increase of $0.7 million in foreign currency losses in 2004.

     Income Taxes. The current year effective tax rate of 32.6% was less than the statutory rate of 35% due to foreign income which has lower effective tax rates. The prior year effective tax rate of 30.2% was due to the absence of tax benefits on certain foreign losses.

Rail Group

	Nine Months
	Ended
	September 30,
	2004	2003
	(in millions)
Revenues:
North American Rail	$628.0	$318.4
Europe Rail	134.6	104.3
Components	87.1	71.3

Total revenues	$849.7	$494.0
Operating loss	$(17.2)	$(13.5)
Operating loss margin	(2.0)%	(2.7)%

     Railcars shipped in North America increased 88% to approximately 10,100 cars during the nine months ended September 30, 2004 compared to the same period in 2003, resulting in a revenue increase for the North American operations of 97.2% over the same period last year.

     Revenues for the European operations increased 29.1% over the same period in 2003 due to a 10% increase in railcars shipped in Europe to approximately 1,750 cars and a change in product mix.

     The operating loss for the Rail Group increased $3.7 million to $17.2 million for the nine months ended September 30, 2004 compared to the same period last year. Operating profit was adversely affected by the mix of orders which were completed during the first quarter as well as increased material costs above costs anticipated for contracts that existed at the beginning of the year ($23.5 million), shortages of materials and unanticipated plant shut-downs ($6.6 million), start-up costs related to reopening manufacturing facilities ($1.9 million), and unabsorbed costs in the third quarter related to the shut-down of a European plant for maintenance ($1.2 million). While we have taken steps to mitigate the impact of cost volatility, such as adding price escalation clauses to sales contracts and other measures, steel and component cost and availability could continue to adversely impact operations going forward. Material cost increases above increases anticipated for contracts that existed at the beginning of the year that cannot be passed on to customers are expected to reduce operating profit in the last three months of 2004 by $13.2 million.

     In the nine months ended September 30, 2004 railcar sales to the Railcar Leasing and Management Services Group included in the Rail Group results were $117.0 million compared to $173.8 million in the comparable period in 2003 with profit of $8.7 million compared to $12.5 million for the same period in 2003. Sales to the Railcar Leasing and Management Services Group and related profits are eliminated in consolidation.

Construction Products Group

	Nine Months
	Ended
	September 30,
	2004	2003
	(in millions)
Revenues	$444.6	$369.5
Operating profit	$35.0	$29.8
Operating profit margin	7.9%	8.1%

     Revenues increased 20.3% for the nine months ended September 30, 2004 compared to the same period in 2003. The increase in revenues was primarily attributable to an increase in the Highway Safety, Concrete and Aggregates, and Fittings business units. The Highway Safety business increased due to favorable weather conditions in the first quarter as well as an improvement in the market demand for selected products and price increases resulting from an increase in raw material costs. The Concrete and Aggregates business increased due to acquisitions in the latter part of 2003 and early 2004, offset by unfavorable weather conditions in the second quarter. The increase in revenues in the Fittings business was also attributable to an increase in market demand as well as price increases resulting from an increase in raw material costs. Operating profit percentage for the nine months ended September 30, 2004 decreased over the same period last year as a result of the steel price increases in the Structural Bridge portion of this segment and competitive pricing pressure in certain markets of our Concrete and Aggregates business as well as the impact of year over year unfavorable weather, offset by the increase in production volumes in our Highway Safety and Fittings businesses.

Inland Barge Group

	Nine Months
	Ended
	September 30,
	2004	2003
	(in millions)
Revenues	$153.6	$129.8
Operating profit (loss)	$(12.8)	$0.5
Operating profit (loss) margin	(8.3)%	0.4%

     Revenues increased $23.8 million for the nine months ended September 30, 2004 compared to the same period in 2003. This was primarily due to an increase in hopper barge sales volume. Operating loss for the nine months ended September 30, 2004 was $12.8 million, a decrease of $13.3 million compared to $0.5 million in operating profit for the same period last year. This was primarily due to steel cost increases which were approximately $12.4 million in excess of costs anticipated at the beginning of the year and increased barge litigation and related costs. Steel cost increases in excess of costs anticipated at the beginning of the year for the quarter ending December 31, 2004 are presently estimated to be $2.9 million. Where such increases have resulted in expected loss on contracts, the estimated losses have been recorded during the nine months ended September 30, 2004. The loss reserve balance related to barges to be delivered in the next two quarters is $7.0 million at September 30, 2004. Barge litigation and related costs were $4.1 million and $2.5 million for the nine months ended September 30, 2004 and 2003, respectively.

Industrial Products Group

	Nine Months
	Ended
	September 30,
	2004	2003
	(in millions)
Revenues	$102.2	$88.5
Operating profit	$9.2	$4.3
Operating profit margin	9.0%	4.9%

     Revenues increased 15.5% for the nine months ended September 30, 2004 compared to the same period in 2003. The increase of $13.7 million was due to increased sales of domestic tanks in the U.S. and an increase in the sale of heads used for tank car production and other railcar equipment. The operating profit margin for the current nine months was higher than the same period last year due to improved efficiencies based on increased volume and increased sales of tank car heads and other railcar equipment.

Railcar Leasing and Management Services Group

	Nine Months
	Ended
	September 30,
	2004	2003
	(in millions)
Revenues:
Leasing and management	$105.5	$86.0
Lease fleet sales	37.8	26.7

Total revenues	$143.3	$112.7
Operating Profit:
Leasing and management	$27.4	$27.0
Lease fleet sales	4.5	3.5

Total operating profit.	$31.9	$30.5
Operating profit margin	22.3%	27.1%
Fleet utilization	98.5%	96.8%

     Total revenues increased $30.6 million for the nine months ended September 30, 2004 compared to the same period last year. This increase of 27.2% was due to increased lease fleet sales and increased rental revenues related to additions to the lease fleet and improved fleet utilization.

     The Company continues to expand its lease fleet size. To fund the expansion of its lease fleet to meet this demand, the Leasing Group uses its non-recourse warehouse line to provide initial financing for a portion of the manufacturing costs of the railcars. Subsequently, the Leasing Group generally obtains long-term financing for the cars in the lease fleet through long-term recourse debt such as equipment trust certificates or long-term non-recourse operating leases pursuant to sales/leaseback transactions.

     The decline in the Leasing Group operating profit in the third quarter was due to the refinancing of cars under the non-recourse warehouse facility with long-term, fixed rate, off-balance sheet, sale/leaseback financings in November 2003 and August 2004 which effectively converted interest expense (which is not deducted from operating profit) to lease expense (which is deducted from operating profit). The Company uses a non-GAAP measure to compare performance between periods. This non-GAAP measure is EBITDAR, which is Operating Profit of the Leasing Group plus depreciation and rental or lease expense. We use this measure to eliminate the costs resulting from financings. EBITDAR should not be considered as an alternative to operating profit or other GAAP financial measurements as an indicator of our operating performance, or as an alternative to operating cash flows as a measure of liquidity. EBITDAR is shown below (in millions):

	Nine Months Ended			Nine Months Ended
	September 30, 2004			September 30, 2003
		Lease			Lease
	Leasing and	Fleet		Leasing and	Fleet
	Management	Sales	Total	Management	Sales	Total
Operating profit (loss)	$27.4	$4.5	$31.9	$27.0	$3.5	$30.5
Add: Depreciation	17.3	0.0	17.3	18.2	0.0	18.2
Rental expense	28.6	0.0	28.6	15.3	0.0	15.3

EBITDAR	$73.3	$4.5	$77.8	$60.5	$3.5	$64.0

     The increase in EBITDAR for the nine months ended September 30, 2004 was due to the increase size of the fleet and improved utilization.

All Other

     Revenues in All Other increased to $25.2 million for the nine months ended September 30, 2004. This increase was primarily attributable to an increase in intersegment sales by our transportation company. Operating loss was $2.0 million for the nine months ended September 30, 2004 compared to an operating loss of $5.0 million in the same period in 2003.

Liquidity and Capital Resources

2004 Financing Activity

     In March 2004, we issued $300 million aggregate principal amount 6 1/2% senior notes (Senior Notes) due 2014, through a private offering. Interest on the Senior Notes is payable semiannually commencing September 15, 2004. The Senior Notes rank equally with all of our existing and future senior debt and are subordinated to all our existing and future secured debt to the extent of the value of the assets securing such debt. We may redeem some or all of the Senior Notes at any time on or after March 15, 2009 at a redemption price of 103.25% in 2009, 102.167% in 2010, 101.083% in 2011 and 100.0% in 2012 and thereafter plus accrued interest. We may also redeem up to 35% of the aggregate principal amount of the Senior Notes using the proceeds from certain public equity offerings completed on or before March 15, 2007 at a redemption price of 106.5% of the principal amount plus accrued and unpaid interest. The Senior Notes could restrict our ability to incur additional debt; make certain distributions, investments and other restricted payments; create certain liens; merge; consolidate; or sell substantially all or a portion of our assets. We applied approximately $163 million of the net proceeds of the offering to repay all indebtedness under our existing bank credit facility. In September 2004, as required by the contract with the purchasers of the Senior Notes due 2014, the Company made an offer to exchange all of the privately placed Senior Notes for an equal principal amount of the Senior Notes due 2014, which are registered with the Security and Exchange Commission and have substantially identical terms. As of September 30, 2004 all of the privately placed Senior Notes were exchanged for Senior Notes due 2014.

     In connection with the issuance of our Senior Notes, we extended our secured credit agreement to provide for a three-year, $250 million revolving credit facility and repaid the existing term loan facility. Amounts borrowed under the revolving credit facility for periods after the first quarter of 2004 will bear interest at LIBOR plus a margin based upon financial performance. Our accounts receivable and inventory secure the agreement. The agreement limits the amount of capital expenditures related to our leasing business, requires maintenance of ratios related to interest coverage for the leasing and manufacturing operations, leverage, asset coverage and minimum net worth, and restricts the amount of dividend payments based upon our current credit rating not to exceed $25 million annually. At September 30, 2004, there were no borrowings under the revolving credit facility.

Cash Flows

     Operating Activities. Net cash required by operating activities for the nine months ended September 30, 2004 was $129.3 million compared to $65.7 million net cash provided by operating activities for the same period in 2003. This was partially due to an increase in working capital related to increased production volumes. In addition, a tax refund of $48.5 million was collected in the nine months ended September 30, 2003. The increase in working capital needs is reflective of the upturn in our businesses.

     Investing Activities. Net cash provided by investing activities for the nine months ended September 30, 2004 was $86.3 million compared to $171.6 million net cash required for the same period last year. Capital expenditures for the nine months ended September 30, 2004 were $136.9 million, of which $112.5 million were for additions to the lease subsidiary. This compares to $205.2 million of capital expenditures for the same period last year, of which $188.5 million was for additions to the lease subsidiary. Proceeds from the sale of property, plant and equipment were $230.4 million for the nine months ended September 30, 2004 composed primarily of railcar sales from the lease fleet and the sale of non-operating assets, compared to $33.6 million for the same period in 2003 composed primarily of railcar sales from the lease fleet. In addition, $15.7 million of cash was required for an acquisition by our Construction Products Group and $8.5 million of cash was provided by the sale of the Leasing’s Group equity ownership in a trust.

     Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2004 was $151.2 million compared to $100.4 million for the same period in 2003. During the first quarter of 2004, we issued $300 million aggregate principal amount 6 1/2% senior notes due 2014 (Senior Notes) through a private offering. We applied approximately $163 million of the net proceeds of the offering to repay all indebtedness under our existing credit facility. In September 2004, as required by the contract with the purchasers of the Senior Notes due 2014, the Company made an offer to exchange all of the privately placed Senior Notes for an equal principal amount of the Senior Notes due 2014, which are registered with the Securities and Exchange Commission and have substantially identical terms. As of September 30, 2004 all of the privately placed Senior Notes were exchanged for Senior Notes due 2014.

     Off-Balance Sheet Arrangements. During the quarter ended September 30, 2004, the Leasing Group completed a transaction whereby $180.1 million of railcars were sold to independent trusts. These trusts financed the purchase of the railcars with $134.0 million in debt and $46.1 million in third party equity. The equity participants in the trusts are the primary beneficiaries of the trusts. The Leasing Group, through a newly formed, wholly owned qualified subsidiary, leased railcars from the trusts under operating leases with terms of 22 years and subleased the railcars to independent third parties under shorter term operating leases. This qualified subsidiary had total assets of $49.7 million as of September 30, 2004 including cash of $6.1 million, and Leasing Group railcars of $43.6 million. The cash and railcars are pledged to collateralize the lease obligations to the trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiary’s lease obligations. Under the terms of the operating lease agreement, the Leasing Group has options to purchase at a predetermined, fixed price, certain of the railcars from the trusts in 2019. The Leasing Group also has options to purchase the railcars at the end of the lease agreement at the then fair market value of the railcars as determined by a third party, independent appraisal. At the expiration of the operating lease agreement, the Leasing Group’s qualified subsidiary has no further obligation. An independent trustee for the trust has authority for appointment of the railcar fleet manager, which at September 30, 2004 was Trinity Industries Leasing Company (“TILC”), a wholly owned subsidiary of the Company. As fleet manager, TILC is required to endeavor, consistent with customary commercial practice as would be used by a prudent person, to maintain railcars under lease for the benefit of the trusts. TILC receives management fees under the terms of the agreement for services it provides. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the third parties leases, to be available to Trinity. The sales of railcars by Trinity to the trusts were accounted for as a sale/leaseback transaction. No revenue or profit was recorded at the time of the transactions and all profit was deferred and is being amortized over the terms of the operating leases. Neither the assets, the liabilities, nor equity of the trusts are reflected on the balance sheet of Trinity.

Contractual Obligation and Commercial Commitments

     As of September 30, 2004 other commercial commitments related to letters of credit have decreased to $113.8 million from $116.4 million as of December 31, 2003. Refer to Note 6 in the financial statements for changes to our outstanding debt and maturities. Other commercial commitments that relate to operating leases under sale/leaseback transactions were basically unchanged.

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

     The Company and TMP, and certain material suppliers and others, are named as co-defendants in four separate lawsuits filed by J. Russell Flowers, Inc. (“Flowers”) on October 7, 2002, Marquette Transportation Company and Iowa Fleeting Services, Inc. (“Marquette”) on March 7, 2003, Waxler Transportation Company, Inc. (“Waxler”) on April 7, 2003 and LeBeouf Bros. Towing (“LeBeouf”) on July 3, 2003. The Marquette and Waxler cases are pending in the 25th Judicial District Court in Plaquemines Parish, Louisiana, and the Flowers case is pending in the U.S. District Court, Northern District of Mississippi, Greenville, Mississippi, and the LeBeouf case is pending in the U.S. District Court for the Eastern District of Louisiana. In Waxler, the plaintiff has petitioned the court for certification of a class which if certified by the court, could increase the total number of barges involved in the Waxler litigation. Absent certification of a class in the Waxler case, the Waxler and LeBeouf suits currently involve 24 tank barges sold at an approximate average price of $1.4 million and the Marquette and Flowers suits involve 140 hopper barges sold at an approximate average price of $280,000. Each of the four cases set forth allegations pertaining to damages arising from alleged defects in coating materials supplied by a co-defendant and coatings application workmanship by TMP. The plaintiffs seek both compensatory and punitive damages and/or rescission of the barge purchase contracts. Independent experts investigating the claims on behalf of the Company and TMP have expressed the opinion that technical arguments presented by the plaintiffs in the litigation are without merit. As of September 30, 2004, one of the four plaintiffs owes TMP approximately $8.9 million related to contracts for barges not involved in the litigation. TMP has filed suit for collection of the past due amounts.

     In a proceeding unrelated to the foregoing litigation, the Company and TMP filed a declaratory judgment action petitioning the Court to declare the Company’s and TMP’s obligations related to allegations of certain barge owners as to exterior coatings and coatings application on 65 tank barges and TMP’s rights and remedies relative to an insurance policy in which TMP was named as an additional insured (which policy is applicable to the coatings on the 65 barges). On December 9, 2003, the barge owners filed a response proceeding to the declaratory judgment claiming actual damages of $6.5 million and punitive damages of $10 million.

     A subsidiary of the Company, Transit Mix Concrete and Materials Company, Inc., is named as a defendant in a case involving the death of an employee of an independent contractor following an accident that occurred while the decedent was working at a Company owned facility. Following a jury verdict in favor of the plaintiff, the presiding judge entered a final judgment in the amount of $38.1 million (inclusive of fees, costs, and judgment interest). This case has been appealed by Transit Mix and its insurers. Management believes liability in this case, if any, exceeding $3.0 million, will be covered by insurance.

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

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits.

Exhibit Number	Description

10.1	Equipment Lease Agreement (TRL IV 2004-1A) between TRL IV 2004-1A Statutory Trust, lessor, and Trinity Rail Leasing IV L.P., lessee.

10.1.1	Participation Agreement (TRL IV 2004-1A) among Trinity Rail Leasing IV, L.P., lessee, et. al.

10.17.4	Amendment No. 4 to the Warehouse Loan Agreement, amending the Warehouse Loan Agreement dated June 27, 2002.

10.17.5	Amendment No. 5 to the Warehouse Loan Agreement, amending the Warehouse Loan Agreement dated June 27, 2002.

10.17.6	Amendment No. 6 to the Warehouse Loan Agreement, amending the Warehouse Loan Agreement dated June 27, 2002.

10.17.7	Amendment No. 7 to the Warehouse Loan Agreement, amending the Warehouse Loan Agreement dated June 27, 2002.

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b) Reports on Form 8-K during the quarter ended September 30, 2004.

(1)	Trinity filed a current Report on Form 8-K dated August 5, 2004, reporting, under Item 9 and 12, operating results for the second quarter of 2004, and attaching a news release dated August 4, 2004 and a script of the conference call dated May 6, 2004.

(1)	Trinity filed a current Report on Form 8-K dated August 5, 2004, reporting, under item 5 and 7 a Statement of computation of Ratio of Earnings to Fixed Charges and Selected Historical Consolidated Financial Data, each reflecting updated financial information for the six month period ending June 30, 2004.

(2)	Trinity filed a current Report on Form 8-K dated October 14, 2004, reporting, under Item 8.01 the elimination of the position of Chief Executive Officer of Trinity Rail Group, LLC.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC. Registrant	By /s/ JIM S. IVY Jim S. Ivy Senior Vice President and Chief Financial Officer November 3, 2004

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Equipment Lease Agreement (TRL IV 2004-1A) between TRL IV 2004-1A Statutory Trust, lessor, and Trinity Rail Leasing IV L.P., lessee.

10.1.1	Participation Agreement (TRL IV 2004-1A) among Trinity Rail Leasing IV, L.P., lessee, et. al.

10.17.4	Amendment No. 4 to the Warehouse Loan Agreement, amending the Warehouse Loan Agreement dated June 27, 2002.

10.17.5	Amendment No. 5 to the Warehouse Loan Agreement, amending the Warehouse Loan Agreement dated June 27, 2002.

10.17.6	Amendment No. 6 to the Warehouse Loan Agreement, amending the Warehouse Loan Agreement dated June 27, 2002.

10.17.7	Amendment No. 7 to the Warehouse Loan Agreement, amending the Warehouse Loan Agreement dated June 27, 2002.

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.