Form 10-K
period 2004-12-31
TRINITY INDUSTRIES INC
filed 2005-03-09
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2004) was $1,190,285,980.
      At January 31, 2005 the number of shares of common stock outstanding was 47,808,905.
      The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrants definitive proxy statement relating to the Annual Meeting of Stockholders to be held on May 9, 2005.

TRINITY INDUSTRIES, INC.
FORM 10-K

	Caption	Page

PART I
Item 1.	Business	1
Item 2.	Properties	8
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	9
PART II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10
Item 6.	Selected Financial Data	11
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 8.	Financial Statements and Supplementary Data	32
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	64
Item 9A.	Controls and Procedures	64
Item 9B.	Other Information	65
PART III
Item 10.	Directors and Executive Officers of the Registrant	66
Item 11.	Executive Compensation	66
Item 12.	Security Ownership of Certain Beneficial Owners and Management	66
Item 13.	Certain Relationships and Related Transactions	67
Item 14.	Principal Accounting Fees and Services	67
PART IV
Item 15.	Exhibits, Financial Statement Schedule	68
Form of Notice of Grant of Stock Options and Non-Qualified Option Agreement
Form of Notice of Grant of Stock Options and Incentive Stock Option Agreement
Form of Restricted Stock Grant Agreement
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors
Form of Restricted Stock Unit Agreement for Non-Employee Directors
Executive Transition, Non-Compete and Release
Retirement Transition Agreement - Jim S. Ivy
Retirement Transition Agreement - John L. Adams
Perquisite Plan
Computation of Ratio of Earnings to Fixed Charges
Listing of Subsidiaries
Certification of CEO
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
      Trinity became a Delaware Corporation in 1987. Our principal executive offices are located at 2525 Stemmons Freeway, Dallas, Texas 75207-2401, our telephone number is 214-631-4420 and our Internet website address is www.trin.net.
      Financial Information About Industry Segments. Financial information about our industry segments for the years ended December 31, 2004, 2003 and 2002 is presented in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 12 through 30.
      Narrative Description of Business. We are engaged in the manufacturing and marketing of railcars, inland barges, concrete and aggregates, highway safety products, beams and girders used in highway construction, weld pipe fittings and tank containers. In addition, we lease railcars to our customers through a captive leasing business, Trinity Industries Leasing Company.
      We serve our customers through five business groups:
      Rail Group. Our Rail Group is the leading freight railcar manufacturer in North America and one of the leading freight railcar manufacturers in Europe. We provide a full complement of railcars used for transporting a wide variety of liquids, gases and dry cargo. Our Rail Group consists of two primary business units: Trinity Rail Group North America and Trinity Rail GmbH, our European railcar manufacturing business.
      Trinity Rail Group North America provides a complete array of railcar solutions for our customers. We manufacture a full line of railcars, including:

•	Tank Cars — Tank cars transport products such as liquefied petroleum gas, liquid fertilizer, ethanol, vegetable oil and corn syrup.

•	Auto Carrier Cars — Auto carrier cars transport automobiles and sport utility vehicles.

•	Hopper Cars — Covered hopper cars carry cargo such as grain, dry fertilizer, plastic pellets and cement. Open-top hoppers are most often used to haul coal.

•	Box Cars — Box cars transport products such as food products, auto parts, wood products and paper.

•	Intermodal Cars — Intermodal cars transport intermodal containers and trailers, which are generally interchangeable among railcar, truck and ship, thus making it possible to move cargo without repeated loading and unloading.

•	Gondola Cars — Rotary gondolas are used for coal service. Top-loading gondola cars transport a variety of other heavy bulk commodities such as scrap metals and steel products.

•	Specialty Cars — Specialty cars are designed to address the special needs of a particular industry or customer, such as waste hauling gondolas, side dump cars, and pressure differential cars used to haul fine grain food products such as sugar and flour.
      We produce the widest range of railcars in the industry, which allows us to take advantage of changing industry trends and developing market opportunities. We also provide a variety of railcar components for the North American market from plants in the U.S. and Mexico. We manufacture and sell railcar parts used in manufacturing and repairing railcars, such as auto carrier doors and accessories, discharge gates, yokes, couplers, axles, and hitches. We also have two repair and coating facilities located in Texas
      Our customers include railroads, leasing companies, and shippers, such as utilities, petrochemical companies, grain shippers, and major construction and industrial companies. We compete against five major railcar manufacturers in the North American market.
      For the year ended December 31, 2004, we shipped approximately 15,100 railcars in North America, or approximately 32% of total North American shipments. Our North American order backlog as of December 31, 2004 was approximately 19,400 railcars, or approximately 33% of the total North American backlog as estimated by the Railway Supply Institute, Inc.
      Trinity Rail GmbH is one of the leading freight railcar manufacturers in Europe with its primary operation located in Romania. We entered the European railcar manufacturing business in 1999 with our acquisition of a large government-owned Romanian railcar manufacturer. Immediately after the acquisition, we initiated a multi-step program designed to substantially upgrade and improve the infrastructure of the facility. In addition, we installed new state-of-the-art railcar manufacturing tooling and equipment and began transferring our best practices. Following our merger with Thrall, which also had European facilities, we initiated a consolidation program and continued the transfer of best practices from the combined companies. In Europe, we compete against a number of manufacturers in various countries. For the year ended December 31, 2004, Trinity Rail GmbH shipped approximately 2,300 units. In the European market, there is no formal collection of information pertaining to railcar shipments. However, we believe our current European market share is approximately 30-35%. Our European backlog as of December 31, 2004 was approximately 1,300 railcars.
      We hold patents of varying duration for use in our manufacture of railcar and component products. We believe patents offer a marketing advantage in certain circumstances. No material revenues are received from licensing of these patents.
      Railcar Leasing and Management Services Group. Through our wholly owned subsidiaries, primarily Trinity Industries Leasing Company (“TILC”), we lease both tank cars and freight cars. Our Railcar Leasing and Management Services Group (“Leasing Group”) is a premier provider of leasing and management services and is an important strategic resource that uniquely links our Rail Group with our customers. The Leasing Group provides us with revenue and cash flow diversification. Trinity Rail Group North America and Trinity Industries Leasing Company coordinate sales and marketing activities under the trade name Trinity Rail, thereby providing a single point of contact for railroads and shippers seeking solutions to their rail equipment and services needs.
      Our railcars are leased to industrial companies in the petroleum, chemical, agricultural, energy, and other industries that supply their own railcars to the railroads. Substantially all of our owned railcars are purchased from and manufactured by our Rail Group at prices comparable to the prices for railcars sold by our Rail Group to third parties. The terms of our railcar leases generally vary from one to twenty years and provide for fixed monthly rentals, with an additional mileage charge when usage exceeds a specified maximum. We do have a small percentage of our fleet leased on a per diem basis.
      In addition, we manage railcar fleets on behalf of independent third parties. We believe our railcar fleet management services complement our leasing business by generating stable fee income, strengthening customer relationships, and enhancing the view of Trinity as a leading provider of railcar products and services. As of December 31, 2004, our lease fleet included approximately 20,300 owned or leased railcars that were 99.0% utilized. Additionally, we manage approximately 66,000 additional railcars on behalf of independent third parties.
      The leasing business in which we are engaged is very competitive and there are a number of well-established entities that actively compete with us in the business of owning and leasing railcars.
      Construction Products Group. Our Construction Products Group manufactures concrete and aggregates, highway safety products, beams and girders used in highway bridge construction and weld pipe fittings. Many of these lines of business are seasonal and revenues are subject to weather conditions.
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
      In highway safety products we are the only full line producer of guardrails, crash cushions and other protective barriers that absorb and dissipate the force of impact in collisions between vehicles and fixed roadside objects. We believe we are the largest highway guardrail manufacturer in the United States, based on revenues, with a comprehensive nationwide guardrail supply network. Our predominantly galvanized steel product lines use the principles of momentum transfer and kinetic energy absorption to decelerate errant vehicles. The Federal Highway Administration determines which products are eligible for federal funds for highway projects and has approved most of our products as acceptable permanent and construction zone highway hardware according to requirements of the National Cooperation Highway Research Program.
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
      We manufacture and/or sell weld pipe fittings, such as caps, elbows, return bends, tees, concentric and eccentric reducers and full and reducing outlet tees, which are sold primarily to pipeline, petrochemical, and non-petrochemical process industries. We compete with numerous companies throughout the United States and foreign importers. Competition for fittings has been intense over the last several years.
      Inland Barge Group. We are the largest producer of inland barges in the United States and the largest producer of fiberglass barge covers used primarily on grain barges. In 2004, we shipped a total of approximately 460 barges. We manufacture a variety of dry cargo barges, such as deck barges, and open or covered hopper barges that transport various commodities, such as grain, coal and aggregates. We also produce tank barges used to transport liquid products. Fiberglass reinforced lift covers are primarily for grain and rolling covers are for other bulk commodities. Our six manufacturing facilities are located along the United States inland river system allowing for rapid delivery to our customers.
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
      We manufacture propane tanks that are used by industrial plants, utilities, small businesses and in suburban and rural areas. We also manufacture fertilizer containers for bulk storage, farm storage and the application and distribution of anhydrous ammonia. Our tanks range from 13-gallon tanks for motor fuel use to 57-gallon tanks for residential use as well as 120,000-gallon bulk storage containers and 600,000-gallon bulk storage spheres. We sell our containers to experienced propane dealers and technicians. In the U.S. we generally deliver the containers to our customers who install and fill the containers. Our competitors include large and small manufacturers.
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
      All Other. All Other includes our captive insurance and transportation companies, structural towers, costs associated with non-operating plants and other peripheral businesses.
      Foreign Operations. Trinity’s foreign operations are in Brazil, the Czech Republic, Mexico, Romania, Slovakia, and the United Kingdom. Sales to foreign customers, primarily in Europe and Mexico, represented 10.7%, 12.9% and 16.8% of our consolidated revenues for the years ended December 31, 2004, 2003, and 2002, respectively. As of December 31, 2004, 2003, and 2002, we had approximately 10.8%, 10.8%, and 11.5% of our long-lived assets located outside the United States.
      We manufacture railcars, propane tank containers and tank heads at our Mexico facilities for export to the United States. Any material change in the quotas, regulations, or duties on imports imposed by the United States government and its agencies or on exports imposed by the government of Mexico or its agencies could adversely affect our operations in Mexico. Our foreign activities are also subject to various other risks of doing business in foreign countries, including currency fluctuations, political changes, changes in laws and regulations and economic instability. Although our operations have not been materially affected by any of such factors to date, any substantial disruption of business as it is currently conducted could adversely affect our operations at least in the short term.
      Backlog. As of December 31, 2004, our backlog for new railcars was $1,390.3 million and was $99.1 million for Inland Barge products. Included in the railcar backlog are $214.3 million of railcars to be sold to our Railcar Leasing and Management Services Group. Substantially our entire backlog is expected to be delivered in the 12 months ending December 31, 2005. The Rail Group has a multi-year sales agreement for 1,000 new railcars per year for 2006 and 2007 which will not be included in the backlog until the type of car and price have been determined.
      As of December 31, 2003, our backlog for new railcars was $909.6 million and was $159.8 million for Inland Barge products. Included in the railcar backlog was $69.1 million of railcars to be sold to our Railcar Leasing and Management Services Group.
      Marketing. We sell substantially all of our products through our own sales personnel operating from offices in the following states and foreign countries: Arkansas, Arizona, Connecticut, Florida, Georgia, Illinois, Kentucky, Louisiana, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Utah, Washington, Brazil, Canada, Czech Republic, France, Mexico, Romania, Slovakia, Switzerland and the United Kingdom. We also use independent sales representatives to a limited extent. Except in the case of weld fittings, guardrail and standard size propane tank containers, we ordinarily fabricate our products to our customers’ specifications contained in a purchase order.
          Raw Materials and Suppliers.
      Railcar Specialty Components. Products manufactured at our railcar manufacturing facilities require a significant supply of raw materials such as steel as well as numerous specialty components such as brakes, wheels and axles. Specialty components purchased from third parties comprise approximately 50% of the production cost of each railcar. Although the number of alternative suppliers of specialty components has declined in recent years, at least three suppliers continue to produce most components.
      Aggregates. Aggregates can be found throughout the United States, and many producers exist nationwide. However, as a general rule, shipments from an individual quarry are limited in geographic scope because the cost of transporting processed aggregates to customers is high in relation to the value of the product itself. We operate 13 mining facilities strategically located in Texas, Oklahoma, and Louisiana to fulfill some of our needs for aggregates. We have not experienced difficulty fulfilling the rest of our needs from local suppliers.
      Cement. The worldwide demand for cement has increased over the last several years. The supply of cement for the Concrete & Aggregates business is received primarily from Texas and overseas. The increased demand, coupled with rising transportation costs, has driven the cost of this raw material up over 20% in the last year. Although rising cost continues to impact our business, we have not experienced difficulties supplying concrete to our customers.
      Steel. The principal material used in our Rail, Inland Barge and Industrial Products Groups is steel. During 2004, the prices of steel and other components we purchased increased significantly and have been volatile on a month-to-month basis. Fixed price sales contracts, primarily in our Rail and Inland Barge Groups, did not provide for pass-through of these cost increases to customers and operating margins suffered as a result. At December 31, 2004, approximately 94% of the railcar backlog is either covered by escalation clauses or other arrangements which reduce the exposure to future material cost increases related to those contracts.
      Availability of steel and components was also an issue during 2004. In general, we believe there is enough capacity to meet current production levels in the supply industry. We believe our existing contracts and other relationships we have in place will meet our current production forecasts. However, any unanticipated interruption in our supply chain would have an impact on both our margin and production schedules.
      Employees. The following table presents the breakdown of employees by business group:

December 31,
Business Group	2004

Rail Group	9,762
Construction Products Group	2,315
Inland Barge Group	1,166
Industrial Products Group	353
Railcar Leasing and Management Services Group	54
All Other	398
Corporate	169

14,217

      As of December 31, 2004, approximately 8,520 employees were employed in the United States.
      Acquisitions. In 2004, we had an acquisition in the Construction Products Group with a purchase price of $15.7 million. During 2003, we had six acquisitions primarily in the Construction Products Group with a combined purchase price, net of cash acquired, of $7.6 million. The acquired operations have been included in the consolidated financial statements from the effective dates of the acquisitions. See Note 3 to the consolidated financial statements.
      Environmental Matters. We are subject to comprehensive federal, state, local and foreign environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport or disposal of hazardous and non-hazardous waste and materials, or otherwise relating to the protection of human health and the environment. Such laws and regulations not only expose us to liability for our own negligent acts, but also may expose us to liability for the conduct of others or for our actions which were in compliance with all applicable laws at the time these actions were taken. In addition, such laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Our operations that involve hazardous materials also raise potential risks of liability under common law.
      Environmental operating permits are, or may be, required for our operations under these laws and regulations. These operating permits are subject to modification, renewal and revocation. We regularly monitor and review our operations, procedures and policies for compliance with these laws and regulations. Despite these compliance efforts, risk of environmental liability is inherent in the operation of our businesses, as it is with other companies engaged in similar businesses. We believe that our operations and facilities owned, managed, or leased, are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on our operations or financial condition.
      However, future events such as changes in or modified interpretations of existing laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards associated with our products, business activities, or properties, may give rise to additional compliance and other costs that could have a material adverse effect on our financial condition and operations.

      In addition to environmental laws, the transportation of commodities by railcar or barge raises potential risks in the event of a derailment, spill or other accident. Generally, liability under existing law in the United States for a derailment, spill or other accident depends on the negligence of the party, such as the railroad, the shipper or the manufacturer of the barge, railcar or its components. However, under certain circumstances strict liability concepts may apply.
          Governmental Regulation
      Railcar Industry. The primary regulatory and industry authorities involved in the regulation of the railcar industry are the Environmental Protection Agency; the Research and Special Programs Administration, a division of the Department of Transportation; the Federal Railroad Administration, a division of the Department of Transportation; and the Association of American Railroads.
      These organizations establish rules and regulations for the railcar industry, including construction specifications and standards for the design and manufacture of railcars and railcar parts; mechanical, maintenance and related standards for railcars; safety of railroad equipment, tracks and operations; and packaging and transportation of hazardous materials.
      We believe that our operations are in substantial compliance with these regulations. We cannot predict whether any future changes in these rules and regulations could cause added compliance costs that could have a material adverse effect on our financial condition or operations.
      Inland Barge Industry. The primary regulatory and industry authorities involved in the regulation of the barge industry are the United States Coast Guard; the National Transportation Safety Board; the United States Customs Service; the Maritime Administration of the United States Department of Transportation; and private industry organizations such as the American Bureau of Shipping.
      These organizations establish safety criteria, investigate vessel accidents and recommend improved safety standards. Violations of these regulations and related laws can result in substantial civil and criminal penalties as well as injunctions curtailing operations.
      We believe that our operations are in substantial compliance with these laws and regulations. We cannot predict whether future changes that affect compliance costs would have a material adverse effect on financial conditions and operations.
      Highway Safety Products. The primary regulatory and industry authorities involved in the regulation of our highway safety products business are the United States Department of Transportation, the Federal Highway Administration and various state highway departments.
      These organizations establish certain standards and specifications related to the manufacture of our highway safety products. If our products were found not to be in compliance with these standards and specifications we would be required to re-qualify our products for installation on state and national highways.
      We believe that our highway safety products are in substantial compliance with all applicable standards and specifications. We cannot predict whether future changes in these standards and specifications would have a material adverse effect on our financial condition and operations.
      Occupational Safety and Health Administration and similar regulations. Our operations are subject to regulation of health and safety matters by the United States Occupational Safety and Health Administration. We believe that we employ appropriate precautions to protect our employees and others from workplace injuries and harmful exposure to materials handled and managed at our facilities. However, claims may be asserted against us for work-related illnesses or injury, and our operations may be adversely affected by the further adoption of occupational health and safety regulations in the United States or in foreign jurisdictions in which we operate. While we do not anticipate having to make material expenditures in order to remain in substantial compliance with health and safety laws and regulations, we are unable to predict the ultimate cost of compliance. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings or if we were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to us.
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
      Executive Officers of the Company. The following table sets forth the names and ages of all of our executive officers, their positions and offices presently held by them, the year each person first became an executive officer and the term of each person’s office:

			Officer	Term
Name(1)	Age	Office	Since	Expires

Timothy R. Wallace	51	Chairman, President & Chief Executive Officer	1985	May 2005
John L. Adams(2)	60	Executive Vice President	1999	May 2005
Jim S. Ivy(2)	61	Senior Vice President & Chief Financial Officer	1998	May 2005
Mark W. Stiles	56	Senior Vice President & Group President	1993	May 2005
Andrea F. Cowan	42	Vice President, Shared Services	2001	May 2005
Michael G. Fortado	61	Vice President & Secretary	1997	May 2005
John M. Lee	44	Vice President, Business Development	1994	May 2005
D. Stephen Menzies	49	President, Trinity Industries Leasing Company and Group President	2001	May 2005
Charles Michel	51	Vice President, Controller	2001	May 2005
S. Theis Rice	54	Vice President, Legal Affairs	2002	May 2005
Neil O. Shoop	61	Treasurer	1985	May 2005

(1)	Ms. Cowan joined us in January 2000 as a divisional officer. Prior to that she was a consultant to Trinity for six months having spent fifteen years with the State of Texas in a variety of positions relating to policy and finance. Mr. Michel joined us in 2001. Prior to that he served as Vice President and Chief Financial Officer of a national restaurant/ entertainment company from 1994 to 2001. Mr. Menzies joined us in November 2001 as President of Trinity Industries Leasing Company following Trinity’s acquisition of Transport Capital, LLC., where Mr. Menzies was majority owner and was President from December 1999. Mr. Menzies has been involved in the equipment leasing industry for over 20 years. All of the other above-mentioned executive officers have been in the full time employment of Trinity or its subsidiaries for more than five years. Although the titles of certain such officers have changed during the past five years, all have performed essentially the same duties during such period of time except for Mark W. Stiles and S. Theis Rice. In addition to Group President, Mr. Stiles became Senior Vice President on June 10, 1999. Mr. Rice served as President of our European operations before being elected to his present position on March 14, 2002.

(2)	In December 2004, we announced that Mr. Adams and Mr. Ivy have begun the transition towards retirement in 2008 Mr. Adams will continue in his present position through June 2005, at which time he will be named Vice Chairman. Mr. Ivy will continue in his present position until March 2005, at which time he will serve in the position of Assistant to the Chief Executive Officer. In March 2005, Mr. William A. McWhirter, age 40, will be designated Vice President and Chief Financial Officer and Mr. Michel will be designated Vice President, Controller and Chief Accounting Officer. Mr. McWhirter joined us in 1985 and held various accounting positions until 1992, when he became a business group officer. In 1999, he was elected to a corporate position as Vice President for Mergers and Acquisitions. In 2001, he was named Executive Vice President of a business group.

Item 2.     Properties.
      We principally operate in various locations throughout the United States with other facilities in Brazil, the Czech Republic, Mexico, Romania, Slovakia, and the United Kingdom, all of which are considered to be in good condition, well maintained and adequate for our purposes.

	Approximate Square Feet		Productive
			Capacity
	Owned	Leased	Utilized

Rail Group	6,052,500	1,795,000	79%
Construction Products Group	2,368,000	—	65%
Inland Barge Group	889,000	45,000	83%
Industrial Products Group	557,500	—	66%
Executive Offices	173,000	—	N/A
All Other	108,000	—	95%

	10,148,000	1,840,000

Item 3.     Legal Proceedings.
      We and our wholly owned subsidiary, Trinity Marine Products, Inc. (“TMP”), and certain material suppliers and others, are named as co-defendants in separate lawsuits filed by J. Russell Flowers, Inc. (“Flowers”) on October 7, 2002, Marquette Transportation Company and Iowa Fleeting Services, Inc. (“Marquette”) on March 7, 2003, Waxler Transportation Company, Inc. (“Waxler”) on April 7, 2003 and LeBeouf Bros. Towing (“LeBeouf”) on July 3, 2003. The Marquette and Waxler cases are pending in the 25th Judicial District Court in Plaquemines Parish, Louisiana, the Flowers case is pending in the U.S. District Court, Northern District of Mississippi, Greenville, Mississippi, and the LeBeouf case is pending in the U.S. District Court for the Eastern District of Louisiana. In Waxler, the plaintiff has petitioned the court for certification of a class which, if certified by the court, could increase the total number of barges involved in the Waxler litigation. Absent certification of a class in the Waxler case, the Waxler and LeBeouf suits currently involve 24 tank barges sold at an approximate average price of $1.4 million. The Marquette and Flowers suits involve 140 hopper barges sold at an approximate average price of $280,000. Each of the cases set forth allegations pertaining to damages arising from alleged defects in coating materials supplied by a co-defendant and coatings selection, application, and workmanship by TMP. The Waxler and Marquette cases have no trial date set. The LeBeouf case is set for trial on June 6, 2005 and the Flowers case is set for trial on August 29, 2005. The plaintiffs seek both compensatory and punitive damages and/or rescission of the barge purchase contracts. Independent experts investigating the claims on our behalf and on behalf of TMP have expressed the opinion that plaintiffs’ assertion the coating is a food source for microbiologically influenced corrosion is without merit. Factual disputes concerning the allegations of the cause, nature, and extent of alleged corrosion in the barges exist between the parties. As of December 31, 2004 one of the four plaintiffs owes TMP approximately $9.1 million related to contracts for barges not involved in the litigation. TMP has filed suit for collection of the past due amounts.
      In two other cases similar to those in the four lawsuits mentioned above, one filed by Florida Marine Transporters, Inc. and the other by ACF Acceptance Barge I, LLC, we and TMP settled all claims alleged by the original plaintiffs and, as part of the settlement, received an assignment of the original plaintiffs’ causes of action against the remaining defendants.
      In a proceeding unrelated to the foregoing litigation, we and TMP filed a declaratory judgment action petitioning the Court to declare our and TMP’s obligations related to allegations of certain barge owners as to exterior coatings and coatings application on 65 tank barges and TMP’s rights and remedies relative to an insurance policy in which TMP was named as an additional insured (which policy is applicable to the coatings on the 65 barges). On December 9, 2003, the barge owners filed a response proceeding to the declaratory judgment action claiming actual damages of $6.5 million and punitive damages of $10 million.
      One of our subsidiaries, Transit Mix Concrete and Materials Company, Inc. (“Transit Mix”), is a defendant in a case involving the death of an employee of an independent contractor following an accident that occurred while the decedent was working at a Transit Mix facility. Following a jury verdict in favor of the plaintiff, the presiding judge entered a final judgment that together with fees, costs and judgment interest now totals $39.1 million. This case has been appealed by Transit Mix and its insurers. We believe liability in this case, if any, exceeding $3.0 million, will be covered by insurance.

      We are also involved in other claims and lawsuits incidental to our business. Based on information currently available, it is our opinion that the ultimate outcome of all current litigation and other claims, including settlements, in the aggregate will not have a material adverse effect on our overall financial condition for purposes of financial reporting. However, resolution of certain claims or lawsuits by settlement or otherwise could have a material impact on the operating results of the reporting period in which such resolution occurs.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      Our common stock is traded on the New York Stock Exchange with the ticker symbol “TRN”. The following table shows the price range of our common stock for the year ended December 31, 2004 and 2003.

	Prices

Year Ended December 31, 2003	High	Low

Quarter ended March 31, 2003	$19.70	$15.85
Quarter ended June 30, 2003	19.32	15.23
Quarter ended September 30, 2003	29.00	18.61
Quarter ended December 31, 2003	31.76	23.83

Year Ended December 31, 2004	High	Low

Quarter ended March 31, 2004	$35.70	$26.13
Quarter ended June 30, 2004	33.69	26.73
Quarter ended September 30, 2004	32.61	25.22
Quarter ended December 31, 2004	36.21	28.90
      Our transfer agent and registrar as of December 31, 2004 was Wachovia Bank, N.A.
Holders
      At December 31, 2004, we had approximately 1,632 record holders of common stock. The par value of the stock is $1.
Dividends
      Trinity has paid 163 consecutive quarterly dividends. Since April 1, 2002, Trinity has paid quarterly dividends of $0.06 per common share. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Sales of Unregistered Securities
      None
Issuer Purchases of Equity Securities
      This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended December 31, 2004:

	Number of	Average Price
	Shares	Paid
Period	Purchased(1)	per Share(1)

October 1, 2004 through October 31, 2004	264	$30.96
November 1, 2004 through November 30, 2004	—	—
December 1, 2004 through December 31, 2004	66,873	$32.57

Total	67,137	$32.57

(1)	This column includes the following transactions during the three months ended December 31, 2004: (i) the deemed surrender to the Company of 17,851 shares of Common Stock to pay the exercise price in connection with the exercise of employee stock options, (ii) the surrender to the Company of 49,043 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, and (iii) purchase of 243 shares of Common Stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust.

Item 6.	Selected Financial Data.
      The following financial information for the three years ended December 31, 2004, the nine months ended December 31, 2001 and for the year ended March 31, 2001 has been derived from our audited consolidated financial statements. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere herein.

				Nine Months
	Year Ended December 31,			Ended	Year Ended
				December 31,	March 31,
	2004	2003	2002	2001	2001

	(in millions except percent and per share data)
Statement of Operations Data:
Revenues	$2,198.1	$1,432.8	$1,487.3	$1,347.8	$1,904.3
Operating profit (loss)(1)	14.1	13.4	10.7	(16.4)	(66.1)
Net income (loss)(2)	(9.3)	(10.0)	(19.6)	(34.7)	(74.4)
Net income (loss) applicable to common shareholders	(12.4)	(11.6)	(19.6)	(34.7)	(74.4)
Basic net income (loss) per common share(2)	(0.27)	(0.25)	(0.43)	(0.90)	(1.98)
Diluted net income (loss) per common share(2)	$(0.27)	$(0.25)	$(0.43)	$(0.90)	$(1.98)
Weighted average common shares outstanding:
Basic	46.5	45.6	45.3	38.7	37.5
Diluted	46.5	45.6	45.3	38.7	37.5
Dividend per common share	$0.24	$0.24	$0.24	$0.54	$0.72
Balance Sheet Data:
Total assets	$2,210.2	$2,007.9	$1,956.5	$1,952.0	$1,825.9
Debt — recourse	475.3	298.5	375.1	476.3	537.8
Debt — non-recourse	42.7	96.7	113.8	—	—
Series B Preferred Stock	58.2	57.8	—	—	—
Stockholders’ equity	$1,012.9	$1,003.8	$1,001.6	$1,009.4	$879.0
Ratio of total debt to total capital	32.6%	27.1%	32.8%	32.1%	38.0%
Book value per share	$21.19	$21.54	$21.82	$22.79	$23.89

      During the nine months ended December 31, 2001, we recorded special charges related primarily to restructuring our Rail Group in connection with the Thrall Car Manufacturing Company merger and other matters. During the fiscal year ended March 31, 2001, we recorded charges primarily related to the restructure of our Rail Group, investment and asset write downs, litigation reserves and other charges. The amounts of the charges are as follows:

(1)	Includes charges of:

•	$64.3 million for unusual charges for the nine months ended December 31, 2001, and
•	$140.9 million for unusual charges for fiscal year 2001.

(2)	Includes after tax charges of:

•	$50.4 million ($1.30 per share) for unusual charges for the nine months ended December 31, 2001, and
•	$110.9 million ($2.96 per share) for unusual charges for fiscal year 2001.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Summary
Operations
      Trinity Industries, Inc. is a diversified industrial company providing a variety of products and services for the transportation, industrial and construction sectors of the marketplace. We operate in five distinct business groups which we report on a segment basis: the Rail Group, Construction Products Group, Inland Barge Group, Industrial Products Group and Railcar Leasing and Management Services Group (“Leasing Group”). We also report All Other which includes our smaller peripheral businesses.
      We operate in cyclical industries. In 2004 we continued to witness the increase in industrial activity and signs of improvement in the manufacturing sector that we began seeing in 2003. We continued to assess our manufacturing capacity and take steps to adjust our production facilities in line with the nature of the demand.
      The improvement in industrial and manufacturing activity is reflected in the 2004 increase in our new railcar orders and industry wide. We ended 2004 with a significantly higher backlog in our Rail Group with an approximate 6,400 railcar increase year over year. In addition, improvement in the rail industry was seen in our Leasing Group, where leasing revenues in 2004 increased by 17.7%, fueled by sales from the lease fleet, growth in the size of the lease fleet, and improvement in fleet utilization. Global Insight, an independent industry research firm, has estimated that U.S. carload traffic will grow 3.0% in 2005, 1.4% in 2006, and 1.0% to 1.5% per year through 2009. Increasing rail traffic should spark another key driver of new car demand, the need to improve productivity and efficiency through the replacement of older, smaller, inefficient units. According to Global Insight, the average age of the North American freight car fleet is approximately 19.5 years, with over 38.0% older than 25 years. We believe each of these factors will be key drivers of increased railcar sales over the next few years. Global Insight has estimated railcar deliveries for the industry to increase by approximately 11,800 units in 2005 to approximately 58,700 units, approximately 60,000 in 2006 and approximately 55,000 units per year for 2007-2009.
      To help finance and manage our production and delivery of railcars, we use our captive financing subsidiary, Trinity Industries Leasing Company (“TILC”). TILC purchases a portion of our railcar production, financing a portion of the purchase price through a non-recourse warehouse lending facility and refinancing those borrowings through sale/leaseback and other leveraged lease or equipment trust financing transactions. As expected, as external demand for our railcars increased our intersegment railcar production as a percentage of our total sales declined. In 2004, TILC purchases represented approximately 17.5% of our North American railcar production, down from 49.5% in 2003. On a segment basis, our Rail Group recognizes revenue at the time of the intersegment sale to TILC and this revenue and the related profit is eliminated in consolidation.
Steel
      The principal material used in our Rail, Inland Barge and Industrial Products Groups is steel. During 2004, the prices of steel and other components we purchased increased significantly and have been volatile on a month-to-month basis. Fixed price sales contracts, primarily in our Rail and Inland Barge Groups, did not provide for pass-through of these cost increases to customers and operating margins suffered as a result. At December 31, 2004, approximately 94% of the railcar backlog is either covered by escalation clauses or other arrangements which reduce the exposure to future material cost increases related to those contracts.
      Availability of steel and components was also an issue during 2004. In general, we believe there is enough capacity to meet current production levels in the supply industry. We believe our existing contracts and other relationships we have in place will meet our current production forecasts. However, any unanticipated interruption in our supply chain would have an impact on both our margin and production schedules.
Financing Activity
      In March 2004, we issued $300 million aggregate principal amount 6 1/2% senior notes (“Senior Notes”) due 2014, through a private offering. The Senior Notes rank equally with all of our existing and future senior debt but are subordinated to all our existing and future secured debt to the extent of the value of the assets securing such debt. The Senior Notes could restrict our ability to incur additional debt; make certain distributions, investments and other restricted payments; create certain liens; merge; consolidate; or sell substantially all or a portion of our assets. We applied approximately $163 million of the net proceeds of the offering to repay all indebtedness under our existing bank credit facility. (See Note 7 in the consolidated financial statements for additional information.)
      In connection with the issuance of our Senior Notes, we extended our secured credit agreement to provide for a three-year, $250 million revolving credit facility and repaid the existing term loan facility. Our accounts receivable and inventory secure the agreement. The agreement limits the amount of capital expenditures related to our leasing business, requires maintenance of ratios related to interest coverage for the leasing and manufacturing operations, leverage, asset coverage and minimum net worth, and restricts the amount of dividend payments which based upon our current credit rating are not to exceed $25 million annually.
      TILC, through a wholly owned and consolidated business trust, renewed a $300 million non-recourse warehouse facility to finance or refinance railcars acquired or owned by TILC. Specific railcars and the underlying leases secure the facility. Advances under the facility may not exceed 75% of the fair market value of the eligible railcars securing the facility as defined by the agreement.
      During the year ended December 31, 2004, the Leasing Group completed a transaction whereby $212.3 million of railcars were sold to independent trusts. These trusts financed the purchase of the railcars with $157.2 million in debt and $55.1 million in third party equity. The equity participants in the trusts are the primary beneficiaries of the trusts. The Leasing Group, through a newly formed, wholly owned qualified subsidiary, leased railcars from the trusts under operating leases with terms of 22 years and subleased the railcars to independent third parties under shorter term operating leases. Trinity does not guarantee the performance of the subsidiary’s lease obligations. Under the terms of the operating lease agreement, the Leasing Group has options to purchase at a predetermined fixed price, certain of the railcars from the trusts in 2019. The Leasing Group also has options to purchase the railcars at the end of the lease agreement at the then fair market value of the railcars as determined by a third party, independent appraisal. At the expiration of the operating lease agreement, the Leasing Group’s qualified subsidiary has no further obligation. Neither the assets, the liabilities, nor equity of the trusts are reflected on our balance sheet.
Results of Operations
Year Ended December 31, 2004 Compared with the Year Ended December 31, 2003
      Our consolidated net loss for 2004 was $9.3 million as compared to a net loss of $10.0 million for 2003. Net loss applicable to common shareholders for 2004 was $12.4 million ($0.27 loss per diluted share) as compared to $11.6 million ($0.25 loss per diluted share) for 2003. The difference between net loss and net loss applicable to common shareholders for 2004 and 2003 is $3.1 million and $1.6 million in accrued dividends and accreted offering costs on the Series B preferred stock, respectively.
      Revenues. Revenues increased $765.3 million to $2,198.1 million for the year ended December 31, 2004 compared to $1,432.8 million for the year ended December 31, 2003. Revenues increased in every segment of our business in 2004. The increase in revenues was primarily due to an increase in outside sales by the Rail Group. The increase in revenues for the Construction Products Group was the result of increased market demand in the Highway Safety and Fittings businesses and the acquisitions made by Concrete and Aggregates during the later part of 2003 and early 2004. The increased revenue from the Railcar Leasing and Management Services Group resulted from an increase in the size of the fleet, an improvement in utilization and a slight increase in sales from the lease fleet.

      The following table reconciles the revenue amounts discussed under our operating segments with the consolidated total revenues shown in the Selected Financial Data.

	Year Ended December 31, 2004			Year Ended December 31, 2003

	Revenues			Revenues

	Outside	Intersegment	Total	Outside	Intersegment	Total

	(in millions)
Rail Group	$1,080.7	$175.2	$1,255.9	$494.5	$240.1	$734.6
Construction Products Group	576.4	1.7	578.1	488.8	1.1	489.9
Inland Barge Group	210.4	—	210.4	170.6	—	170.6
Industrial Products Group	136.7	6.7	143.4	120.7	4.1	124.8
Railcar Leasing and Management Services Group	181.0	—	181.0	153.8	—	153.8
All Other	12.9	30.6	43.5	4.4	26.5	30.9
Eliminations	—	(214.2)	(214.2)	—	(271.8)	(271.8)

Consolidated Total	$2,198.1	$—	$2,198.1	$1,432.8	$—	$1,432.8

      Selling, Engineering and Administrative Expenses. Selling, engineering and administrative expenses as a percentage of revenue decreased to 7.7% for the year ended December 31, 2004 compared to 10.3% for the year ended December 31, 2003. Overall, selling, engineering and administrative expenses increased $20.6 million year over year as a result of increased headcount and related cost attributable to production volume increases, increased litigation costs and Sarbanes-Oxley compliance cost.
Operating Profit (Loss)

	Year Ended
	December 31,

	2004	2003

	(in millions)
Rail Group	$(18.5)	$(6.2)
Construction Products Group	40.4	37.5
Inland Barge Group	(14.8)	(4.7)
Industrial Products Group	15.3	8.4
Railcar Leasing and Management Services Group	42.0	41.0
All Other	(3.5)	(8.4)
Corporate	(32.6)	(34.5)
Eliminations	(14.2)	(19.7)

Consolidated Total	$14.1	$13.4

      Operating profit improved to $14.1 million for the year ended December 31, 2004 compared to $13.4 million for the same period in 2003. Operating profit did not improve in proportion to the increased revenues in 2004 primarily due to significant increases in steel and material cost for fixed-priced contracts in the Rail and Inland Barge Groups. Generally, improved pricing and volumes in the Construction Products, Industrial Products and Railcar Leasing and Management Services Groups partially offset the impact of material cost increases in the Rail and Inland Barge Groups.
      Other Income and Expense. Other income and expense includes interest income, interest expense and other, net. Interest expense increased $7.9 million to $42.8 million for the year ended December 31, 2004 compared to $34.9 million for the same period last year. This increase is due an increase in debt balances, primarily associated with the Senior Notes and to a write-off of deferred loan fees of $1.2 million in connection with the early retirement of the term loan in March 2004. Interest income increased $9.4 million to $10.1 million for the year ended December 31, 2004 compared to $0.7 million for the same period last year due primarily to $8.1 million interest received on funds held on deposit in Mexico.
      Other income is primarily attributable to gains on sales of non-operating assets, primarily land, offset by losses on equity investments and foreign exchange transactions. The decrease in 2004 was attributable to a decrease in the gain on sales of non-operating assets.
      Income Taxes. The benefit for income taxes, as a percentage of loss before taxes, increased to 38.4% in 2004 from 30.2% in 2003 primarily due to changes in tax rates and laws related to our foreign operations.

Rail Group

	Year Ended
	December 31,

	2004	2003

	(in millions)
Revenues:
North American Rail	$951.1	$494.5
European Rail	189.2	139.6
Components	115.6	100.5

Total revenues	$1,255.9	$734.6
Operating loss	$(18.5)	$(6.2)
Operating loss margin	(1.5)%	(0.8)%
      Revenues increased 71.0% for the year ended December 31, 2004 compared to the same period in 2003. This increase was primarily due to North American railcar shipments of approximately 15,100 railcars compared to the prior year of approximately 8,300 railcars. Shipments for North America in 2005 are expected to continue to increase as we ended 2004 with a backlog of approximately 19,400 railcars.
      Our European rail operations showed an increase in the number of railcars shipped in 2004. European revenues for 2004 increased by 35.5% compared to the same period in 2003. Shipments of approximately 2,300 railcars for 2004 were slightly higher than the 2,100 railcars shipped in 2003. As of December 31, 2004, we have a backlog in Europe of approximately 1,300 railcars, a decrease of 850 railcars compared to December 31, 2003.
      Operating loss for the Rail Group increased $12.3 million to $18.5 million for the year ended December 31, 2004 compared to the same period last year. Operating profit was adversely affected by significantly increased steel and material costs ($40.0 million), shortages of materials and unanticipated plant shut-downs ($6.6 million), start-up costs related to reopening manufacturing facilities ($1.9 million), and unabsorbed costs in the third quarter related to the shut-down of a European plant for maintenance ($1.2 million). During 2004, we have dealt with rising steel and material costs by obtaining some concessions from customers, adding escalation clauses to many new contracts, and negotiating firm arrangements with vendors. Of our North American backlog which has an estimated sales value of approximately $1.3 billion at December 31, 2004, 94% is either covered by escalation clauses or has locked-in costs due to arrangements with vendors. Where cost increases have resulted in expected loss on contracts, the estimated losses have been recorded during the year ended December 31, 2004. The loss reserve balance related to railcars to be delivered after December 31, 2004 is $4.3 million. At the beginning of 2004, none of the contracts in the backlog had escalation clauses.
      In the year ended December 31, 2004, railcar sales to our Railcar Leasing and Management Services Group included in the Rail Group results were $171.7 million compared to $238.4 million in the comparable period in 2003 with operating profit of $14.0 million in 2004 compared to $15.8 million in comparable period in 2003. Sales to Railcar Leasing and Management Services Group and related profits are eliminated in consolidation.
Construction Products Group

	Year Ended
	December 31,

	2004	2003

	(in millions)
Revenues	$578.1	$489.9
Operating profit	$40.4	$37.5
Operating profit margin	7.0%	7.7%
      Revenues increased $88.2 million, or 18.0%, for the year ended December 31, 2004 compared to the same period in 2003. The increase in revenues was primarily attributable to an increase in the Highway Safety, Concrete and Aggregates, and Fittings business units. The Highway Safety business increased due to favorable weather conditions early in the year as well as an improvement in the market demand for selected products and price increases resulting from an increase in raw material costs. The Concrete and Aggregates business increased due to acquisitions in the later part of 2003 and early 2004, offset by unfavorable weather conditions in our market area and competitive pricing pressures. The increase in the Fittings business was also attributable to an increase in market demand as well as price increases resulting from an increase in raw material costs. Operating profit percentage decreased over the same period last year as a result of the steel price increases in the Structural Bridge business and competitive pricing pressures in certain markets of our Concrete and Aggregates business as well as the impact of year over year unfavorable weather, offset by the impact of an increase in sales volumes in our Highway Safety and Fittings businesses.

Inland Barge Group

	Year Ended
	December 31,

	2004	2003

	(in millions)
Revenues	$210.4	$170.6
Operating loss	(14.8)	$(4.7)
Operating loss margin	(7.0)%	(2.8)%
      Revenues increased approximately $39.8 million compared to the prior year primarily due to an increase in both hopper barge and tank barge sales volume. For the year ended December 31, 2004, approximately 400 hopper barges were delivered, an increase of 31% from the same period last year. Approximately 60 tank barges were delivered during the year ended December 31, 2004, an increase of 18% over the same period last year. Operating loss was $14.8 million for the year ended December 31, 2004 compared to a loss of $4.7 million for the same period last year. This was primarily due to steel cost increases of approximately $15.3 million. Where such increases have resulted in an expected loss on contracts, the estimated losses have been recorded during the year ended December 31, 2004. The loss reserve balance related to barges to be delivered in 2005 is $2.5 million at December 31, 2004. Barge litigation and related costs were $5.1 million and $4.0 million for years ended December 31, 2004 and 2003. The barge backlog at December 31, 2004 was 105 barges compared to 450 barges at the end of 2003. Fifty-eight of these barges are covered by escalation clauses or locked-in steel costs. All steel requirements have been purchased for the remaining 47 barges without escalation clauses which are scheduled for production in the first quarter of 2005.
Industrial Products Group

	Year Ended
	December 31,

	2004	2003

	(in millions)
Revenues	$143.4	$124.8
Operating profit	$15.3	$8.4
Operating profit margin	10.7%	6.7%
      Revenues increased 14.9% for the year ended December 31, 2004 compared to the same period in 2003. The increase of $18.6 million was due to increased sales of domestic tanks in the U.S. and an increase in the sale of heads used for tank car production and other railcar equipment. The operating profit margin for the year was higher than the same period last year due to improved efficiencies based on increased volume and increased sales of tank car heads and other railcar equipment. In addition, operating profit in 2003 was negatively impacted by a $0.9 million write down of long-lived assets in Brazil.
Railcar Leasing and Management Services Group

	Year Ended
	December 31,

	2004	2003

	(in millions)
Revenues
Leasing and management	$143.2	$118.6
Lease fleet sales	37.8	35.2

Total revenues	$181.0	$153.8
Operating Profit
Leasing and management	$37.5	$37.0
Lease fleet sales	4.5	4.0

Total operating profit	$42.0	$41.0
Operating profit margin	23.2%	26.7%
Fleet Utilization	99.0%	98.1%
      Total revenues increased $27.2 million for the year ended December 31, 2004 compared to the same period last year. This increase of 17.7% was due to increased rental revenues related to additions to the lease fleet and improved fleet utilization as well as a slight increase in lease fleet sales.
      The Company continues to expand its lease fleet size. To fund the expansion of its lease fleet to meet this demand, the Leasing Group uses its non-recourse warehouse line to provide initial financing for a portion of the manufacturing costs of the railcars. Subsequently, the Leasing Group generally obtains long-term financing for the cars in the lease fleet through long-term recourse debt such as equipment trust certificates or long-term non-recourse operating leases pursuant to sale/leaseback transactions.
      The decline in the Leasing Group operating profit margin was due to the refinancing of railcars under the non-recourse warehouse facility with long-term, fixed rate, off-balance sheet, sale/leaseback financings in November 2003 and August 2004 which effectively converted interest expense (which is not deducted from operating profit) to lease expense (which is deducted from operating profit). The Company uses a non-GAAP measure to compare performance between periods. This non-GAAP measure is EBITDAR, which is Operating Profit of the Leasing Group plus depreciation and rental or lease expense. We use this measure to eliminate the costs resulting from financings. EBITDAR should not be considered as an alternative to operating profit or other GAAP financial measurements as an indicator of our operating performance. EBITDAR is shown below:

	For the
	Year Ended
	December 31,

	2004	2003

	(in millions)
Operating profit	$37.5	$37.0
Add: Depreciation	23.1	23.4
Rental expense	39.2	22.7

EBITDAR	$99.8	$83.1

EBITDAR margin	69.7%	70.1%

      The increase in EBITDAR for the year ended December 31, 2004 was due to the increased size of the fleet and improved utilization.
All Other
      All Other includes our captive insurance and transportation companies, structural towers, costs associated with non-operating plants and other peripheral businesses. Revenues in All Other increased to $43.5 million in the year ended December 31, 2004 from $30.9 million for the year ended December 31, 2003. The increase in revenues was primarily due to an increase in the structural tower business. Operating loss was $3.5 million for the year ended December 31, 2004, and $8.4 million in the same period in 2003. Improved results for the group were primarily due to lower costs associated with non-operating plants.
Year Ended December 31, 2003 Compared with the Year Ended December 31, 2002
      Our consolidated net loss for 2003 was $10.0 million as compared to a net loss of $19.6 million for 2002. Net loss applicable to common shareholders for 2003 was $11.6 million ($0.25 loss per diluted share) as compared to $19.6 million ($0.43 loss per diluted share) for 2002. The difference between net loss and net loss applicable to common shares for 2003 is the $1.6 million in accrued dividends and accreted offering costs on the Series B preferred stock.
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

	Year Ended December 31, 2003			Year Ended December 31, 2002

	Revenues			Revenues

	Outside	Intersegment	Total	Outside	Intersegment	Total

	(in millions)
Rail Group	$494.5	$240.1	$734.6	$504.3	$125.1	$629.4
Construction Products Group	488.8	1.1	489.9	503.9	0.9	504.8
Inland Barge Group	170.6	—	170.6	211.7	—	211.7
Industrial Products Group	120.7	4.1	124.8	140.1	3.0	143.1
Railcar Leasing and Management Services Group	153.8	—	153.8	114.7	—	114.7
All Other	4.4	26.5	30.9	12.6	26.9	39.5
Eliminations	—	(271.8)	(271.8)	—	(155.9)	(155.9)

Consolidated Total	$1,432.8	$—	$1,432.8	$1,487.3	$—	$1,487.3

      Selling, Engineering and Administrative Expenses. Selling, engineering and administrative expenses decreased $2.8 million to $147.6 million for the year ended December 31, 2003 compared to $150.4 million for the comparable period in 2002, a decrease of 1.9%. The decrease was a result of continued cost reduction efforts. During 2002, we signed a managed services contract to implement a new financial system and to outsource certain accounting and processing activities. While expected to produce overall savings in future years, this project did result in incremental selling, engineering and administrative costs of approximately $8.9 million ($0.14 per common share).

Operating Profit (Loss)

	Year Ended
	December 31,

	2003	2002

	(in millions)
Rail Group	$(6.2)	$(41.5)
Construction Products Group	37.5	48.3
Inland Barge Group	(4.7)	4.7
Industrial Products Group	8.4	2.4
Railcar Leasing and Management Services Group	41.0	31.3
All Other	(8.4)	(5.7)
Corporate	(34.5)	(22.9)
Eliminations	(19.7)	(5.9)

Consolidated Total	$13.4	$10.7

      Operating profit improved to $13.4 million for the year ended December 31, 2003 compared to $10.7 million for the same period in 2002. Operating margins improved in the Rail Group due to improved efficiencies associated with an increase in volume, offset by $2.3 million of estimated losses on future deliveries as a result of steel surcharges. The increase in operating profit was also due to improvement in margins in the U.S. propane tank business and improved efficiencies in the tank heads business. Operating profit for the Inland Barge Group was adversely impacted by an additional $1.5 million in cost incurred related to litigation aggregating approximately $4.0 million for the year as well as $4.1 million related to estimated losses on future deliveries as a result of steel surcharges. Operating profit for the Industrial Products Group in 2002 was negatively impacted by a $2.2 million reserve established for a long-term propane tank equipment lease receivable from a customer who began operating under bankruptcy protection.
      Other Income and Expense. Other income and expense included interest income, interest expense and other, net. Interest expense, net of interest income decreased $0.9 million to $34.2 million for the year ended December 31, 2003 compared to $35.1 million for the same period in 2002.
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
      Revenues increased 16.7% for the year ended December 31, 2003 compared to the same period in 2002. This increase was primarily due to North American railcar shipments of approximately 8,300 railcars compared to the prior year of approximately 4,800 railcars. Operating results showed improvement for 2003 based on the higher North American volume. Shipments for North America in 2004 were expected to improve as we entered 2004 with a backlog of approximately 11,800 railcars. Our European rail operations showed a decrease in the number of railcars shipped due to a decline in the market. European revenues for 2003 decreased by 24.9% compared to the same period in 2002. Shipments of approximately 2,100 railcars for 2003 were approximately 400 fewer railcars than 2002. We entered 2004 with a stronger backlog in Europe which had increased over 40% since December 31, 2002 to approximately 2,150 railcars.
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
      Revenues decreased approximately $41.1 million compared to the prior year primarily due to a decrease in hopper barge shipments. For the year ended December 31, 2003, approximately 300 hopper barges were delivered compared to approximately 500 for the same period in 2002. The decrease in units was due to the severe downturn in the hopper barge market. The composite business also experienced a decrease in revenue due to the downturn of the hopper barge market. For the tank barge business, 51 barges were delivered compared to 48 for the same period last year.
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
      Revenues declined 12.8% for the year ended December 31, 2003 compared to the same period in 2002. The decline in revenues was primarily due to the sale of the specialty tank heads product line in the United States during 2002 and a decline in propane tank related sales in Mexico. Overall, the increase in operating profit was primarily due to improvement in operating margins in the U.S. propane tank and tank heads businesses as a result of improved manufacturing efficiency, sales and marketing and overall product mix. Operating profit in 2003 was negatively impacted by a $0.9 million write down of long-lived assets in Brazil. The prior year was impacted by the establishment of a $2.2 million allowance for bad debt due to a customer declaring bankruptcy as well as a decline in propane tank related sales in Mexico.
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

All Other
      Revenues in All Other decreased to $30.9 million in the year ended December 31, 2003 from $39.5 million for the year ended December 31, 2002. The decline in revenues was primarily due to a decline in the structural tower business. Operating loss was $8.4 million for the year ended December 31, 2003, and $5.7 million in the same period in 2002. The increase in the operating loss is primarily due to costs associated with non-operating plants.
Liquidity and Capital Resources
2004 Financing Activity
      In June 2003, we issued 600 shares of Series B Redeemable Convertible Preferred Stock. Each Share of Series B preferred stock has an initial liquidation value of $100,000 per share. The liquidation value, plus accrued but unpaid dividends, is payable on June 25, 2008, the mandatory redemption date, at our option in cash or in shares of common stock valued at 90% of the then current market price of our common stock. Each share of Series B preferred stock may be converted at any time at the option of the holder into shares of our common stock, based on the initial conversion price of $22.46 per share, which is the equivalent to 4,452 shares of common stock for each $100,000 initial liquidation preference. Holders of the Series B preferred stock are entitled to receive dividends payable semi-annually, on July 1 and January 1 of each year, beginning January 1, 2004 at an annual rate of 4.5% of the liquidation preference. We may, at our option, pay dividends either in cash or in shares of our common stock at the then current market price. All dividends paid through January 2005 have been paid in cash. The holders of Series B preferred stock are entitled to vote with the holders of the common stock on an as-if converted basis on all matters brought before the stockholders. The Series B preferred stock has been classified outside the Stockholders’ Equity section because there is no absolute assurance that the number of authorized and unissued common shares would be adequate to redeem the Series B preferred stock. At December 31, 2004, the number of shares authorized and unissued would be adequate to redeem the Series B preferred stock as long as the market value of our common stock was at least $1.37 per share.
      In March 2004, we issued $300 million aggregate principal amount 6 1/2% senior notes (“Senior Notes”) due 2014, through a private offering. Interest on the Senior Notes is payable semi-annually commencing September 15, 2004. The Senior Notes rank equally with all of our existing and future senior debt but are subordinated to all our existing and future secured debt to the extent of the value of the assets securing such debt. We may redeem some or all of the Senior Notes at any time on or after March 15, 2009 at a redemption price of 103.25% in 2009, 102.167% in 2010, 101.083% in 2011 and 100.0% in 2012 and thereafter plus accrued interest. We may also redeem up to 35% of the aggregate principal amount of the Senior Notes using the proceeds from certain public equity offerings completed on or before March 15, 2007 at a redemption price of 106.5% of the principal amount plus accrued and unpaid interest. The Senior Notes could restrict our ability to incur additional debt; make certain distributions, investments and other restricted payments; create certain liens; merge; consolidate; or sell substantially all or a portion of our assets. We applied approximately $163 million of the net proceeds of the offering to repay all indebtedness under our existing bank credit facility. In September 2004, as required by the contract with the purchasers of the Senior Notes due 2014, the Company made an offer to exchange all of the privately placed Senior Notes for an equal principal amount of the Senior Notes due 2014, which are registered with the Securities and Exchange Commission and have substantially identical terms. All of the privately placed Senior Notes were exchanged for registered Senior Notes due 2014.
      In connection with the issuance of our Senior Notes, we extended our secured credit agreement to provide for a three-year, $250 million revolving credit facility and repaid the existing term loan facility. Amounts borrowed under the revolving credit facility for periods after the first quarter of 2004 will bear interest at LIBOR plus a margin based upon financial performance. Our accounts receivable and inventory secure the agreement. The agreement limits the amount of capital expenditures related to our leasing business, requires maintenance of ratios related to interest coverage for the leasing and manufacturing operations, leverage, asset coverage and minimum net worth, and restricts the amount of dividend payments which based upon our current credit rating are not to exceed $25 million annually. At December 31,

2004, there were no borrowings under the revolving credit facility. After $118.4 million was considered for letters of credit, $131.6 million was available under the revolving credit facility.
      TILC, through a wholly owned and consolidated business trust, has $42.7 million outstanding of a $300 million non-recourse warehouse facility to finance or refinance railcars acquired or owned by TILC. The warehouse facility is due August 2005 and unless renewed would be payable in three equal installments in February 2006, August 2006, and February 2007. Railcars financed by the warehouse facility have historically been refinanced under long-term financing agreements. Specific railcars and the underlying leases secure the facility. Advances under the facility may not exceed 75% of the fair market value of the eligible railcars securing the facility as defined by the agreement. Advances under the facility bear interest at LIBOR plus a margin (for an all in rate of 3.6662% at December 31, 2004). At December 31, 2004, $257.3 million was available under this facility.
      During 2005, we will consider restructuring and/or refinancing certain debt agreements if we believe it would be in the best interests of the Company.
Cash Flows
      Operating Activities. Net cash required by operating activities for the year ended December 31, 2004 was $82.6 million compared to $104.7 million provided by operating activities for the same period in 2003. Net cash required by operating activities for 2004 was primarily due to increased inventory balances related to an increase in production and raw material prices. Net cash provided by operating activities in 2003 was impacted by the collection of approximately $73.8 million in income tax refunds.
      Investing Activities. Net cash provided by investing activities for the year ended December 31, 2004 was $62.7 million compared to $40.9 million required by investing activities for the same period of 2003. The decrease in capital spending for the Railcar Leasing and Management Services Group for 2004 relates to fewer additions made to the lease fleet of $164.0 million compared to $264.7 million in 2003. Other capital expenditures for other segments in 2004 totaled $34.2 million compared to $20.2 million in 2003. Proceeds from the sale of property, plant and equipment for the years ended December 31, 2004 and 2003 of $268.1 million and $251.6 million, respectively, were composed primarily of the sale/leaseback transactions, sale of railcars from the lease fleet and other assets. During 2004, we had an acquisition in the Construction Products Group with a purchase price of $15.7 million. During 2003, we had six acquisitions primarily in the Construction Products Group with a combined purchase price, net of cash acquired, of $7.6 million.
      Financing Activities. Cash provided by financing activities during the year ended December 31, 2004 was $156.2 million compared to cash required by financing activities of $36.9 million for the comparable period of 2003. During the first quarter of 2004, we issued $300 million aggregate principal amount 6 1/2% senior notes due 2014 (“Senior Notes”) through a private offering. We applied approximately $163 million of the net proceeds of the offering to repay all indebtedness under our existing credit facility. During 2003 our financing activities included cash proceeds of $57.6 million from the issuance of the Series B Redeemable Convertible Preferred Stock.
Off Balance Sheet Arrangements
      During the years ended December 31, 2004 and 2003, and the nine months ended December 31, 2001, the Leasing Group completed a series of financing transactions whereby railcars were sold to one or more separate independent owner trusts. Each trust financed the purchase of the railcars with a combination of debt and equity. In each transaction, the equity participant in the trust is considered to be the primary beneficiary of the trusts. The Leasing Group, through newly formed, wholly owned qualified subsidiaries, leased railcars from the trusts under operating leases with terms of 22 years, and subleased the railcars to independent third party customers under shorter term operating leases. Under the terms of the operating lease agreements between the subsidiaries and trusts, the Leasing Group has the option to purchase at a predetermined fixed price, certain of the railcars from the trusts in 2016 and other railcars in 2019. The Leasing Group also has options to purchase the railcars at the end of the respective lease agreements in 2023, 2026 and 2027 at the then fair market value of the railcars as determined by a third party, independent appraisal. At the expiration of the operating lease agreements, we have no further obligations thereunder.

      The Leasing Group’s subsidiaries had total assets as of December 31, 2004 of $181.4 million including cash of $59.1 million and Leasing Group railcars of $109.4 million. The cash and railcars are pledged to collateralize the lease obligations to the trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiaries’ lease obligations. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties, to be available to Trinity. Future operating lease obligations of the Leasing Group’s subsidiaries under the lease agreements are as follows (in millions): 2005 — $54.0; 2006 — $51.8; 2007 — $48.6; 2008 — $48.8; 2009 — $47.8 and $651.2 thereafter. Future minimum rental revenues from subleased railcars as of December 31, 2004 are as follows (in millions); 2005 — $66.1; 2006 — $60.0; 2007 — $53.5; 2008 — $45.1; 2009 — $34.7 and $161.2 thereafter.
      In each transaction the Leasing Group has entered into a servicing and remarketing agreement with the trusts under which the Leasing Group is required to endeavor, consistent with customary commercial practice as would be used by a prudent person, to maintain railcars under lease for the benefit of the trusts. The Leasing Group also receives management fees under the terms of the agreements. In each transaction, an independent trustee for the trust has authority for appointment of the railcar fleet manager.
      During the nine months ended December 31, 2001, the Leasing Group sold $199.0 million in railcars to one independent trust. The trust financed the purchase of the railcars with $151.3 million in debt and $47.7 million in equity.
      During the year ended December 31, 2003, the Leasing Group sold $235.0 million of railcars to three separate owner trusts. Two of the trusts financed the purchase of the railcars with $155.0 million in debt and $45.0 million in third party equity. The equity participants in the two trusts are the primary beneficiaries of the trusts. The remaining trust equity was capitalized with a contribution of $9.4 million from the Leasing Group and outside debt of $25.6 million (see notes 7 and 8 of our consolidated financial statements). Because the Leasing Group was the sole equity participant of the third trust, the Leasing Group was the primary beneficiary and therefore the trust was included in the consolidated financial statements for fiscal 2003. In February 2004 the Leasing Group sold its equity ownership in the trust to a third party. Consequently, the trust, including the non-recourse debt of $25.6 million, is no longer consolidated in the Company’s financial statements.
      During the year ended December 31, 2004, the Leasing Group sold $212.3 million of railcars to two independent trusts. These trusts financed the purchase of the railcars with $157.2 million in debt and $55.1 million in third party equity. The equity participants in the trusts are the primary beneficiaries of the trusts.
Employee Retirement Plans
      As disclosed in Note 11 of our consolidated financial statements, the projected benefit obligation for the employee retirement plans exceed the plans’ assets by $55.7 million as of December 31, 2004 as compared to $64.9 million as of December 31, 2003. The change was primarily due to the current year contributions to the plans. Effective January 1, 2005, we provided a one-time election for current employees to remain in the defined benefit plan or enroll in the enhanced profit sharing 401(k) plan. All employees, hired after December 31, 2004, who would have been eligible to participate in the defined benefit plan will participate in the enhanced profit sharing 401(k) plan. Employer contributions for the year ending December 31, 2005 are expected to be $8.4 million for the defined benefit plan and $0.8 million to the enhanced profit sharing 401(k) plan compared to $18.1 million contributed during 2004.
Future Operating Requirements
      We expect to finance future operating requirements with cash flows from operations, and depending on market conditions, long-term and short-term debt and privately placed equity.
Income Taxes
      On October 22, 2004, a new tax law, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was signed by the President. Among other provisions, the Jobs Creation Act allows a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The Company is currently evaluating the impact of the new law on its future taxable income. For financial reporting purposes, any deductions for qualified domestic production activities will be accounted for as a special deduction rather than as a rate reduction. Accordingly, any benefit from the deduction will be reported in the period in which the deduction is claimed on the Company’s tax return.
Contractual Obligations and Commercial Commitments
      As of December 31, 2004, we had the following contractual obligations and commercial commitments (in millions):

		Payments Due by Period

		1 Year	2-3	4-5	After
Contractual Obligations and Commercial Commitments	Total	or Less	Years	Years	5 Years

	(in millions)
Debt, excluding interest	$517.1	$41.3	$96.0	$76.4	$303.4
Capital lease obligations	0.9	0.5	0.4	—	—
Operating leases	27.2	8.3	7.8	6.9	4.2
Purchase obligations(1)	435.0	434.9	0.1	—	—
Employee retirement plans	8.4	8.4	—	—	—
Letters of Credit	124.2	121.8	—	—	2.4
Leasing Group — Operating leases	902.2	54.0	100.4	96.6	651.2
Other	83.7	50.8	24.7	8.2	—

Total	$2,098.7	$720.0	$229.4	$188.1	$961.2

(1)	Non-cancelable purchase obligations are primarily for steel purchases.
Critical Accounting Policies and Estimates
      Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, property, plant and equipment, goodwill, income taxes, warranty obligations, insurance, restructuring costs, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
      We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Inventory
      We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. It is possible that changes in required inventory reserves may occur in the future due to then current market conditions.
Long-lived Assets
      We periodically evaluate the carrying value of long-lived assets to be held and used for potential impairment. The carrying value of a long-lived asset to be held and used is considered impaired when the carrying value is not recoverable through undiscounted future cash flows and the fair value of the asset is less than its carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the estimated cost to dispose of the assets.
Goodwill
      We are required, at least annually, to evaluate goodwill related to acquired businesses for potential impairment indicators that are based primarily on market conditions in the United States and Europe and the operational performance of our reporting units.
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
Contingencies and Litigation
      We are currently involved in certain legal proceedings. As discussed in Note 15 of our consolidated financial statements, as of December 31, 2004, we have accrued our estimate of the probable settlement or judgment costs for the resolution of certain of these claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to these proceedings.
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
Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is the third quarter of the Company’s year ending December 31, 2005. The Company currently expects to adopt SFAS 123R effective July 1, 2005 using the “modified prospective” method. Under the modified prospective method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Financial information for periods prior to the date of adoption of SFAS 123R would not be restated. The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model will be used to measure the fair value of awards of equity instruments to employees upon the adoption of SFAS 123R.
      We believe the adoption of SFAS 123R will not have a significant effect on the Company’s future results of operations nor will it have an impact on the Company’s consolidated financial position. The impact of SFAS 123R on the Company’s results of operations cannot be predicted at this time, because it will depend on the number of equity awards granted in the future, as well as the model and assumptions used to value the awards.
      SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. Future amounts cannot be estimated because they depend on, among other things, when employees exercise stock options. However, the amounts recognized in prior periods for such excess tax deductions were not material for the years ended December 31, 2004, 2003 and 2002.
Forward-Looking Statements
      Some statements in this Form 10-K (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, World Wide Web postings or otherwise) which are not historical facts, may be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about Trinity’s estimates, expectations, beliefs, intentions or strategies for the future, and the assumptions underlying these forward-looking statements. Trinity uses the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify these forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience of our present expectations. Factors that could cause these differences include, but are not limited to:

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

      Additional Factors That May Affect Future Results. We caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of our Company. These risks and uncertainties include, but are not limited to, the risks described below. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The cautionary statements below discuss important factors that could cause our business, financial condition, operating results and cash flows to be materially adversely affected.
      The cyclical nature of our business results in lower revenues during economic downturns. We operate in cyclical industries. Downturns in overall economic conditions usually have a significant adverse effect on cyclical industries due to decreased demand for new and replacement products. Decreased demand could continue to result in lower sales volumes, lower prices and/or a loss of profits. The railcar industry recently experienced a deep down cycle and operated with a minimal backlog. If this down cycle were to return, we could experience increased losses and close plants, suspend production and incur related costs.
      Litigation claims could increase our costs and weaken our financial condition. We and our subsidiaries are currently and may from time to time be involved in various legal proceedings arising out of our operations. In one such legal proceeding, we and our wholly owned subsidiary, Trinity Marine Products, or TMP, have been named co-defendants in four separate lawsuits filed by certain purchasers of our inland barges. These claims assert damages arising from alleged defects in coating materials supplied by a co-defendant and coatings application workmanship by TMP. The plaintiffs in these cases seek compensatory and punitive damages and/or rescission of the barge purchase contracts. In one of the four cases, the plaintiff has petitioned the court for certification of a class, which, if certified by the court, could potentially increase the total number of barges involved in the litigation. Absent class certification in this case, two of the suits involve 24 tank barges sold at an approximate average price of $1.4 million, and the other two suits involve 140 hopper barges sold at an approximate average price of $280,000. In addition, as of December 31, 2004, one of the four plaintiffs owed TMP approximately $9.1 million related to contracts for barges not involved in the litigation. TMP has filed suit for collection of the past due amounts.
      In two other cases similar to those in the four lawsuits mentioned above, one filed by Florida Marine Transporters, Inc. and the other by ACF Acceptance Barge I, LLC, we and TMP settled all claims alleged by the original plaintiffs and, as part of the settlement, received an assignment of the original plaintiffs’ causes of action against the remaining defendants.
      In an unrelated claim, we filed a declaratory judgment action petitioning the Court to declare the Company’s and TMP’s obligations related to allegations of certain barge owners as to exterior coatings and coatings application on 65 tank barges and TMP’s rights and remedies relative to an insurance policy in which TMP was named as an additional insured (which policy is applicable to the coatings on the 65 barges). On December 9, 2003, the barge owners filed a response proceeding to the declaratory judgment action claiming actual damages of $6.5 million and punitive damages of $10 million.
      The transportation of commodities by railcar or barge raises potential risks in the event of a derailment, spill or other accident. Generally, liability under existing law in the United States for a derailment, spill or other accident depends on the negligence of the party, such as the railroad, the shipper or the manufacturer of the barge, railcar or its components. However, under certain circumstances, strict liability concepts may apply.
      We have appealed a final judgment in the amount of $39.1 million (inclusive of fees, costs and judgment interest) against Transit Mix Concrete and Materials Company, our wholly owned subsidiary, relating to an employee of an independent contractor who died following an accident that occurred while working at one of our manufacturing facilities. We believe we are insured for liability in this case, if any, in excess of $3.0 million.
      While we maintain reserves and liability insurance at coverage levels based upon commercial norms in our industries, our reserves may be inadequate to cover these claims or lawsuits or any future claims or lawsuits arising from our busi-

nesses, and any such claims or lawsuits could have a material adverse effect on our business, operations or overall financial condition.
      Increases in the price and demand for steel could lower our margins and profitability. The principal material used in our Rail, Inland Barge and Industrial Products Groups is steel. During 2004, the prices of steel and other components we purchased increased significantly and have been volatile on a month-to-month basis. Fixed price sales contracts, primarily in our Rail and Inland Barge Groups, did not provide for pass-through of these cost increases to customers and operating margins suffered as a result. At December 31, 2004, approximately 94% of the railcar backlog is either covered by escalation clauses or other arrangements which reduce the exposure to future material cost increases related to those contracts.
      Availability of steel and components was also an issue during 2004. In general, we believe there is enough capacity to meet current production levels in the industry. We believe our existing contracts and other relationships we have in place will meet our current production forecasts. However, any unanticipated interruption in our supply chain would have an impact on both our margin and production schedules.
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
      If our railcar leasing subsidiary is unable to obtain acceptable long-term financing of its railcar lease fleet, our lenders may foreclose on the portion of our lease fleet that secures our warehouse facility. TILC, our wholly owned captive leasing subsidiary, uses borrowings under a warehouse facility to initially finance the railcars it purchases from us. Borrowings under the warehouse facility are secured by the specific railcars financed by such borrowings and the underlying leases. The warehouse facility is nonrecourse to us and to our other subsidiaries other than Trinity Rail Leasing Trust II, or TRL II, a qualified subsidiary of TILC that is the borrower under the warehouse facility. Borrowings under the warehouse facility are available through August 2005, and unless renewed would be payable in three equal installments in February 2006, August 2006, and February 2007. A decline in the value of the railcars securing borrowings under the warehouse facility, or in the creditworthiness of the lessees under the associated leases, could reduce TRL II’s ability to obtain long-term financing for such railcars. Additionally, fluctuations in interest rates from the time TRL II purchases railcars with short-term borrowings under the warehouse facility and the time TRL II obtains permanent financing for such railcars could decrease our profitability on the leasing of the railcars and could have an adverse impact on our financial results. If TRL II is unable to obtain long-term financing to replace borrowings under the warehouse facility, Trinity may decide to satisfy TRL II’s indebtedness under the warehouse facility or the lenders under the warehouse facility may foreclose on the portion of TRL II’s lease fleet pledged to secure this facility. As of December 31, 2004, there was $42.7 million of indebtedness outstanding and $257.3 million was available under the warehouse facility.

      We may be unable to remarket leased railcars on favorable terms, which could result in lower lease utilization rates and reduced revenues. The profitability of our railcar leasing business is dependent in part on our ability to re-lease or sell railcars we own upon the expiration of existing lease terms. Our ability to remarket leased railcars profitably is dependent upon several factors, including, among others:

•	the cost of and demand for newer models;

•	the availability in the market generally of other used or new railcars;

•	the degree of obsolescence of the leased railcars;

•	prevailing market and economic conditions, including interest and inflation rates;

•	the need for refurbishment;

•	the cost of materials and labor; and

•	volume of railcar traffic.
      A downturn in the industries in which our lessees operate and decreased demand for railcars could also increase our exposure to remarket risk because lessees may demand shorter lease terms, requiring us to remarket leased railcars more frequently. Furthermore, the resale market for previously leased railcars has a limited number of potential buyers. Our inability to re-lease or sell leased railcars on favorable terms could result in lower lease utilization rates and reduced revenues.
      Fluctuations in the supply of component parts used in the production of our products could have a material adverse effect on our ability to cost effectively manufacture and sell our products. A significant portion of our business depends on the adequate supply of numerous specialty components such as brakes, wheels, side frames and bolsters at competitive prices. We depend on third-party suppliers for a significant portion of our component part needs. Specialty components comprise a significant portion of the production cost of each railcar we manufacture. Due to consolidations and challenging industry conditions, the number of alternative suppliers of specialty components has declined in recent years, though generally a minimum of three suppliers continue to produce each type of component we use in our products. While we endeavor to be diligent in contractual relationships with our suppliers, a significant decrease in the availability of specialty components could materially increase our cost of goods sold or prevent us from manufacturing our products on a timely basis.
      Reductions in the availability of energy supplies or an increase in energy costs may increase our operating costs. We use natural gas at our manufacturing facilities and use diesel fuel in vehicles to transport our tank containers to customers and to operate our plant equipment. Over the past three years, prices for natural gas have fluctuated significantly. An outbreak or escalation of hostilities between the United States and any foreign power and, in particular, a prolonged armed conflict in the Middle East, could result in a real or perceived shortage of petroleum and/or natural gas, which could result in an increase in the cost of natural gas prices or energy generally. Future limitations on the availability or consumption of petroleum products and/or an increase in energy costs, particularly natural gas for plant operations and diesel fuel for vehicles and plant equipment, could have an adverse effect upon our ability to conduct our business cost effectively.
      Our manufacturer’s warranties expose us to potentially significant claims. We warrant the workmanship and materials of many of our products under express limited warranties. Accordingly, we may be subject to significant warranty claims in the future such as multiple claims based on one defect repeated throughout our mass production process or claims for which the cost of repairing the defective part is highly disproportionate to the original cost of the part. These types of warranty claims could result in costly product recalls, significant repair costs and damage to our reputation.
      Increasing insurance claims and expenses could lower profitability and increase business risk. The nature of our business subjects us to product liability, property damage and personal injury claims, especially in connection with the repair and manufacture of products that transport hazardous or volatile materials. We maintain reserves and liability insurance coverage at levels based upon commercial norms in the industries in which we operate and our historical claims experience. Over the last several years, insurance carriers have raised premiums for many companies operating in our industries. Increased premiums may further increase our insurance expense as coverages expire or cause us to raise our self-insured retention. If the number or severity of claims within our self-insured retention increases, we could suffer costs in excess of our reserves. An unusually large liability claim or a string of claims based on a failure repeated throughout our mass production process may exceed our insurance coverage or result in direct damages if we were unable or elected not to insure against certain hazards because of high premiums or other reasons. In addition, the availability of, and our ability to collect on, insurance coverage is often subject to factors beyond our control. Moreover, any accident or incident involving us, even if we are fully insured or not held to be liable, could negatively affect our reputation among customers and the public, thereby making it more difficult for us to compete effectively, and could significantly affect the cost and availability of insurance in the future.
      Risks related to our operations outside of the United States could decrease our profitability. Our operations outside of the United States are subject to the risks associated with cross-border business transactions and activities. Political, legal, trade or economic changes or instability could limit or curtail our respective foreign business activities and operations. Some foreign countries where we operate have regulatory authorities that regulate railroad safety, railcar design and railcar component part design, performance and manufacture of equipment used on their railroad systems. If we fail to obtain and maintain certifications of our railcars and railcar parts within the various foreign countries where we operate, we may be unable to market and sell our railcars in those countries. In addition, unexpected changes in regulatory requirements, tariffs and other trade barriers, more stringent rules relating to labor or the environment, adverse tax consequences and price exchange controls could limit operations and make the manufacture and distribution of our products difficult. Furthermore, any material change in the quotas, regulations or duties on imports imposed by the U.S. government and agencies or on exports by the government of Mexico or its agencies could affect our ability to export the railcars and propane tanks that we manufacture in Mexico.
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
      Repercussions from terrorist activities or armed conflict could harm our business. Terrorist activities, anti-terrorist efforts and other armed conflict involving the United States or its interests abroad may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. In particular, the negative impacts of these events may affect the industries in which we operate. This could result in delays in or cancellations of the purchase of our products or shortages in raw materials or component parts. Any of these occurrences could have a material adverse impact on our operating results, revenues and costs.
      Violations of or changes in the regulatory requirements applicable to the industries in which we operate may increase our operating costs. We are subject to extensive regulation by governmental regulatory and industry authorities. Our railcar operations are subject to regulation by the Environmental Protection Agency; the Research and Special Programs Administration, a division of the Department of Transportation; the Federal Railroad Administration, a division of the Department of Transportation, and the Association of American Railroads. These organizations establish rules and regulations for the railcar industry, including construction specifications and standards for the design and manufacture of railcars ; mechanical, maintenance and related standards for railcars; safety of railroad equipment, tracks and operations; and packaging and transportation of hazardous materials. Future changes that affect compliance costs may have a material adverse effect on financial conditions and operations.
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
      Our operations are also subject to regulation of health and safety matters by the United States Occupations Safety and Health Administration. We believe that we employ appropriate precautions to protect our employees and others from workplace injuries and harmful exposure to materials handled and managed at our facilities. However, claims that may be asserted against us for work-related illnesses or injury, and the further adoption of occupational health and safety regulations in the United States or in foreign jurisdictions in which we operate could increase our operating costs. We are unable to predict the ultimate cost of compliance with these health and safety laws and regulations. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings or if we were found to be responsible or liable in any litigation or proceedings, that such costs would not be material to us.
      We may be required to reduce our inventory carrying values, which would negatively impact our financial condition and results of operations. We are required to record our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. We have recorded reductions in inventory carrying values in recent periods due to discontinuance of product lines as well as changes in market conditions due to changes in demand requirements. We may be required to reduce inventory carrying values in the future due to a decline in market conditions in the railcar business, which could have an adverse effect on our financial condition and results of operations.
      We may be required to reduce the value of our long-lived assets and/or goodwill, which would weaken our financial condition and results of operations. We periodically evaluate the carrying values of our long-lived assets to be held and used for potential impairment. The carrying value of a long-lived asset to be held and used is considered impaired when the carrying value is not recoverable through undiscounted future cash flows and the fair value of the asset is less than the carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the estimated cost to dispose of the assets. In addition, we are required, at least annually, to evaluate goodwill related to acquired businesses for potential impairment indicators that are based primarily on market conditions in the United States and Europe and the operational performance of our reporting units. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss related to reductions in the value of our long-lived assets or our goodwill could weaken our financial condition and results of operations.
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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
      Our earnings could be affected by changes in interest rates due to the impact those changes have on our variable rate debt obligations, which represented approximately 8% of our total debt as of December 31, 2004. We have hedged all of this exposure with interest rate swaps leaving none of our total debt exposed to fluctuations in interest rates. If interest rates average one percentage point more in fiscal year 2005 than they did during in 2004, our interest expense would not increase as all of our variable debt is hedged. In comparison, at December 31, 2003, we estimated that if interest rates averaged one percentage point more in fiscal year 2004 than they did during the year ended December 31, 2003, interest expense would have increased by approximately $0.7 million. The impact of an increase in interest rates was determined based on the impact of the hypothetical change in interest rates and scheduled principal payments on our variable-rate debt obligations as of December 31, 2004 and 2003.
      In addition, we are subject to market risk related to our net investments in our foreign subsidiaries. The net investment in foreign subsidiaries as of December 31, 2004 is $108.6 million. However, the impact of such market risk exposures as a result of foreign exchange rate fluctuations has not been material to us.

Item 8.	Financial Statements and Supplementary Data.
Trinity Industries, Inc.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
     Trinity Industries, Inc.
      We have audited the accompanying consolidated balance sheets of Trinity Industries, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trinity Industries, Inc. and Subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Trinity Industries, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2005 expressed an unqualified opinion thereon.
Ernst & Young LLP
Dallas, Texas
March 4, 2005

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting
The Board of Directors and Stockholders
     Trinity Industries, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Trinity Industries, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trinity Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Trinity Industries, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Trinity Industries, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trinity Industries, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2004 of Trinity Industries, Inc. and our report dated March 4, 2005 expressed an unqualified opinion thereon.
Ernst & Young LLP
Dallas, Texas
March 4, 2005

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,

	2004	2003	2002

	(in millions except per share data)
Revenues	$2,198.1	$1,432.8	$1,487.3
Operating costs:
Cost of revenues	2,015.8	1,271.8	1,326.2
Selling, engineering and administrative expenses	168.2	147.6	150.4

	2,184.0	1,419.4	1,476.6

Operating profit	14.1	13.4	10.7
Other (income) expense:
Interest income	(10.1)	(0.7)	(1.2)
Interest expense	42.8	34.9	36.3
Other, net	(3.5)	(6.5)	—

	29.2	27.7	35.1

Loss before income taxes	(15.1)	(14.3)	(24.4)
Provision (benefit) for income taxes:
Current	(0.9)	(14.4)	(60.8)
Deferred	(4.9)	10.1	56.0

	(5.8)	(4.3)	(4.8)

Net loss	(9.3)	(10.0)	(19.6)
Dividends on Series B preferred stock	(3.1)	(1.6)	—

Net loss applicable to common shareholders	$(12.4)	$(11.6)	$(19.6)

Net loss per common share:
Basic	$(0.27)	$(0.25)	$(0.43)

Diluted	$(0.27)	$(0.25)	$(0.43)

Weighted average number of shares outstanding:
Basic	46.5	45.6	45.3
Diluted	46.5	45.6	45.3
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2004	2003

	(in millions)
ASSETS
Cash and cash equivalents	$182.3	$46.0
Receivables (net of allowance for doubtful accounts of $6.4 at December 31, 2004 and $7.7 at December 31, 2003)	214.2	198.1
Inventories:
Raw materials and supplies	248.0	158.4
Work in process	100.0	60.0
Finished goods	54.3	39.6

	402.3	258.0
Property, plant and equipment, at cost	1,520.9	1,627.1
Less accumulated depreciation	(710.0)	(681.9)

	810.9	945.2
Goodwill	420.4	415.1
Other assets	180.1	145.5

	$2,210.2	$2,007.9

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued liabilities	$511.7	$460.2
Debt:
Recourse	475.3	298.5
Non-recourse	42.7	96.7

	518.0	395.2
Deferred income	47.2	32.2
Other liabilities	62.2	58.7

	1,139.1	946.3
Series B redeemable convertible preferred stock, no par value, $0.1 liquidation value	58.2	57.8
Stockholders’ equity:
Preferred stock — 1.5 shares authorized and unissued	—	—
Common stock — shares authorized — 100.0; shares issued and outstanding at December 31, 2004 — 50.9; at December 31, 2003 — 50.9	50.9	50.9
Capital in excess of par value	432.6	434.7
Retained earnings	626.2	649.9
Accumulated other comprehensive loss	(25.3)	(27.3)
Treasury stock — at December 31, 2004 — 3.1 shares; at December 31, 2003 — 4.3 shares	(71.5)	(104.4)

	1,012.9	1,003.8

	$2,210.2	$2,007.9

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

	(in millions)
Operating activities:
Net loss	$(9.3)	$(10.0)	$(19.6)
Adjustments to reconcile net loss to net cash (required) provided by operating activities:
Depreciation and amortization	87.2	85.6	90.7
Deferred income taxes	(4.9)	10.1	56.0
Gain on sale of property, plant, equipment and other assets	(5.7)	(10.0)	(4.5)
Other	(9.8)	(7.6)	5.3
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in receivables	(16.4)	(29.9)	26.3
Decrease (increase) in tax receivables	—	50.0	(40.2)
(Increase) decrease in inventories	(143.3)	(44.7)	61.9
(Increase) decrease in other assets	(31.4)	(4.9)	20.5
Increase (decrease) in accounts payable and accrued liabilities	39.3	73.5	(55.9)
Increase (decrease) in other liabilities	11.7	(7.4)	(19.8)

Net cash (required) provided by operating activities	(82.6)	104.7	120.7
Investing activities:
Proceeds from sale/leaseback,	212.3	200.0	—
Proceeds sale of property, plant, equipment and other assets	55.8	51.6	22.5
Capital expenditures — lease subsidiary	(164.0)	(264.7)	(134.5)
Capital expenditures — other	(34.2)	(20.2)	(37.7)
Payment for purchase of acquisitions, net of cash acquired	(15.7)	(7.6)	(1.4)
Sale of investment in equity trust	8.5	—	—

Net cash provided (required) by investing activities	62.7	(40.9)	(151.1)
Financing activities:
Issuance of common stock	21.6	10.2	31.2
Issuance of redeemable preferred stock	—	57.6	—
Payments to retire debt	(301.6)	(379.7)	(786.1)
Proceeds from issuance of debt	450.0	286.0	798.7
Dividends paid to common shareholders	(11.1)	(11.0)	(16.5)
Dividends paid to preferred shareholders	(2.7)	—	—

Net cash provided (required) by financing activities	156.2	(36.9)	27.3

Net increase (decrease) in cash and equivalents	136.3	26.9	(3.1)
Cash and equivalents at beginning of period	46.0	19.1	22.2

Cash and equivalents at end of period	$182.3	$46.0	$19.1

Interest paid for the years ended December 31, 2004, 2003, and 2002, was $32.0 million, $30.0 million, and $26.9 million, respectively. Taxes paid, net of refunds received, were $9.5 million for the year ended December 31, 2004. Taxes received, net of taxes paid, for the years ended December 31, 2003 and 2002, were $66.7 million, and $15.5 million, respectively.
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

		Common	Capital		Accumulated
		Stock	in Excess		Other		Treasury	Total
	Common	$1.00 Par	of Par	Retained	Comprehensive	Treasury	Stock	Stockholders’
	Shares	Value	Value	Earnings	Loss	Shares	at Cost	Equity

	(In millions except share and per share data)
Balance at December 31, 2001	50,946,351	$51.0	$464.7	$703.4	$(26.0)	(6,608,522)	$(183.7)	$1,009.4
Net loss	—	—	—	(19.6)	—	—	—	(19.6)
Minimum pension liability adjustment (net of tax)	—	—	—	—	(20.8)	—	—	(20.8)
Currency translation adjustments (net of tax)	—	—	—	—	9.2	—	—	9.2
Unrealized gain on derivative financial instruments (net of tax)	—	—	—	—	2.7	—	—	2.7

Comprehensive net loss								(28.5)
Cash dividends ($0.24 per common share)	—	—	—	(11.2)	—	—	—	(11.2)
Stock issued	—	—	(19.9)	—	—	1,500,000	51.1	31.2
Other	(6,000)	(0.1)	(2.7)	—	—	67,813	3.5	0.7

Balance at December 31, 2002	50,940,351	50.9	442.1	672.6	(34.9)	(5,040,709)	(129.1)	1,001.6
Net loss	—	—	—	(10.0)	—	—	—	(10.0)
Minimum pension liability adjustment (net of tax)	—	—	—	—	7.0	—	—	7.0
Currency translation adjustments (net of tax)	—	—	—	—	(0.1)	—	—	(0.1)
Unrealized gain on derivative financial instruments (net of tax)	—	—	—	—	0.7	—	—	0.7

Comprehensive net loss								(2.4)
Cash dividends ($0.24 per common share)	—	—	—	(11.1)	—	—	—	(11.1)
Dividends — Series B preferred stock	—	—	—	(1.6)	—	—	—	(1.6)
Restricted shares issued	—	—	(4.5)	—	—	356,685	11.2	6.7
Stock options exercised (including tax benefit of $1.2)	—	—	(2.5)	—	—	401,791	12.7	10.2
Other	—	—	(0.4)	—	—	21,373	0.8	0.4

Balance at December 31, 2003	50,940,351	50.9	434.7	649.9	(27.3)	(4,260,860)	(104.4)	1,003.8
Net loss	—	—	—	(9.3)	—	—	—	(9.3)
Minimum pension liability adjustment (net of tax)	—	—	—	—	(5.8)	—	—	(5.8)
Currency translation adjustments (net of tax)	—	—	—	—	6.6	—	—	6.6
Unrealized gain on derivative financial instruments (net of tax)	—	—	—	—	1.2	—	—	1.2

Comprehensive net income								(7.3)
Cash dividends ($0.24 per common share)	—	—	—	(11.3)	—	—	—	(11.3)
Dividends — Series B preferred stock	—	—	—	(3.1)	—	—	—	(3.1)
Restricted shares issued	—	—	3.3	—	—	359,295	7.2	10.5
Stock options exercised (including tax benefit of $2.9)	—	—	(5.8)	—	—	826,625	27.4	21.6
Other	—	—	0.4	—	—	(56,288)	(1.7)	(1.3)

Balance at December 31, 2004	50,940,351	$50.9	$432.6	$626.2	$(25.3)	(3,131,228)	$(71.5)	$1,012.9

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies
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
Net Income (Loss) Per Share
      Basic net income (loss) per common share is based on the weighted average number of common shares outstanding for the period. The numerator is net income (loss) applicable to common shareholders for the years ended December 31, 2004, 2003 and 2002. The difference between the denominator in the basic calculation and the denominator in the diluted calculation is generally attributable to the effect of employee stock options. Diluted loss per common share for the years ended December 31, 2004, 2003 and 2002 is based only on the weighted average number of common shares outstanding during the period, as the inclusion of stock options would have been antidilutive. The number of antidilutive options for the years ended December 31, 2004, 2003 and 2002 was 1,119,571; 342,545; and 81,120, respectively. The Series B preferred stock was antidilutive for the years ended December 31, 2004 and 2003, and therefore, not considered in the diluted net income (loss) per common share calculation.
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
      The Company formally documents all hedging instruments and assesses on an ongoing basis whether hedging transactions are highly effective. It is the Company’s policy not to speculate in derivatives. All hedging instruments outstanding at December 31, 2004 have been designated as cash flow hedges.
      Interest rate swap agreements are utilized to reduce the impact of changes in interest rates on certain debt. As of December 31, 2004, the Company had six interest rate swap agreements outstanding. These agreements have a total notional amount of $150.0 million and expire from May 2005 to May 2006. The Company pays an average fixed rate of 2.71% and receives a floating rate based on the three-month LIBOR rates. Currently, $100 million of the interest rate swap agreements, having a total notional amount of $100 million, is not effective due to the pay down of the warehouse facility (see Note 7). The impact of marking these interest rate swaps to market was not significant.

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
      The Company periodically evaluates the carrying value of long-lived assets to be held and used for potential impairment. The carrying value of a long-lived asset to be held and used is considered impaired when the carrying value is not recoverable through undiscounted future cash flows and the fair value of the asset is less than its carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the estimated cost to dispose of the assets. In 2003, operating profit in the Industrial Products Group was impacted by $0.9 million related to the write down of long-lived assets in Brazil.
Goodwill and Intangible Assets
      Goodwill is tested by reporting unit at least annually as of November 30 for impairment by reporting unit by comparing their fair value to their book value. Intangible assets with defined useful lives, which as of December 31, 2004 were $5.0 million, are amortized over their estimated useful lives and are periodically evaluated for potential impairment.
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
Foreign Currency Translation
      Operations outside the United States prepare financial statements in currencies other than the United States dollar, the income statement amounts are translated at average exchange rates for the year, while the assets and liabilities are translated at year-end exchange rates. Translation adjustments are accumulated as a separate component of stockholders’ equity and comprehensive loss except in foreign countries where the functional currency is considered highly inflationary. Total accumulated currency adjustments (net of tax) recorded in other comprehensive income (loss) was $4.2 million at December 31, 2004.
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
Stock-Based Compensation
      The Company has elected to apply the accounting provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its interpretations and, accordingly, no compensation cost has been recorded for stock options. The effect of computing compensation cost and the weighted average fair value of options granted during the years ended December 31, 2004, 2003, and 2002 using the

Black-Scholes option pricing method for stock options are shown in the accompanying table.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

Estimated fair value per share of options granted	$10.78	$5.35	$8.36
Pro forma (in millions):
Net loss applicable to common shareholders, as reported	$(12.4)	$(11.6)	$(19.6)
Add: Stock compensation expense related to restricted stock	2.9	2.2	2.0
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(5.6)	(6.2)	(7.9)

Pro forma net loss applicable to common shareholders	$(15.1)	$(15.6)	$(25.5)

Pro forma net loss applicable to common shareholders per diluted share	$(0.32)	$(0.34)	$(0.56)

Net loss applicable to common shareholders per diluted share — as reported	$(0.27)	$(0.25)	$(0.43)

Black-Scholes assumptions:
Expected option life (years)	6.0	6.0	6.0
Risk-free interest rate	4.2%	2.5%	4.75%
Dividend yield	0.84%	1.4%	1.1%
Common stock volatility	0.35	0.34	0.36
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is the third quarter of the Company’s year ending December 31, 2005. The Company currently expects to adopt SFAS 123R effective July 1, 2005 using the “modified prospective” method. Under the modified prospective method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Financial information for periods prior to the date of adoption of SFAS 123R would not be restated. The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a “lattice” model. The Company has not yet determined which model will be used to measure the fair value of awards of equity instruments to employees upon the adoption of SFAS 123R.
      We believe the adoption of SFAS 123R will not have a significant effect on the Company’s future results of operations nor will it not have an impact on the Company’s consolidated financial position. The impact of SFAS 123R on the Company’s results of operations cannot be predicted at this time, because it will depend on the number of equity awards granted in the future, as well as the model and assumptions used to value the awards. However, had the Company adopted the requirements of SFAS 123R in prior periods, the impact would have approximated the amounts disclosed in the table above.
      SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. Future amounts cannot be estimated because they depend on, among other things, when employees exercise stock options. However, the amounts recognized in prior periods for such excess tax deductions were not material for the years ended December 31, 2004, 2003 and 2002.

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
      Sales from the Rail Group to the Railcar Leasing and Management Services Group are recorded in the Rail Group and eliminated in consolidation. Sales of railcars from the lease fleet are included in the Railcar Leasing and Management Services Group. Sales between groups are recorded at prices comparable to external customers.
      The financial information for these segments is shown in the tables below. The Company operates principally in the continental United States, Mexico, Romania, the United Kingdom, the Czech Republic and Brazil.
Year Ended December 31, 2004

	Revenues			Operating
				Profit		Depreciation &	Capital
	Outside	Intersegment	Total	(Loss)	Assets	Amortization	Expenditures

	(in millions)
Rail Group	$1,080.7	$175.2	$1,255.9	$(18.5)	$954.9	$17.5	$5.2
Construction Products Group	576.4	1.7	578.1	40.4	260.3	24.5	18.7
Inland Barge Group	210.4	—	210.4	(14.8)	65.4	3.0	3.7
Industrial Products Group	136.7	6.7	143.4	15.3	112.8	5.5	2.2
Railcar Leasing and Management Services Group	181.0	—	181.0	42.0	600.4	27.7	164.0
All Other	12.9	30.6	43.5	(3.5)	41.1	2.6	1.2
Corporate	—	—	—	(32.6)	175.3	6.4	3.2
Eliminations	—	(214.2)	(214.2)	(14.2)	—	—	—

Consolidated Total	$2,198.1	$—	$2,198.1	$14.1	$2,210.2	$87.2	$198.2

Year Ended December 31, 2003

	Revenues			Operating
				Profit		Depreciation &	Capital
	Outside	Intersegment	Total	(Loss)	Assets	Amortization	Expenditures

	(in millions)
Rail Group	$494.5	$240.1	$734.6	$(6.2)	$835.3	$18.2	$3.5
Construction Products Group	488.8	1.1	489.9	37.5	227.3	23.0	12.4
Inland Barge Group	170.6	—	170.6	(4.7)	66.2	2.8	1.5
Industrial Products Group	120.7	4.1	124.8	8.4	90.4	4.4	1.5
Railcar Leasing and Management Services Group	153.8	—	153.8	41.0	695.6	27.0	264.7
All Other	4.4	26.5	30.9	(8.4)	26.9	3.4	0.3
Corporate	—	—	—	(34.5)	66.2	6.8	1.0
Eliminations	—	(271.8)	(271.8)	(19.7)	—	—	—

Consolidated Total	$1,432.8	$—	$1,432.8	$13.4	$2,007.9	$85.6	$284.9

Year Ended December 31, 2002

	Revenues			Operating
				Profit		Depreciation &	Capital
	Outside	Intersegment	Total	(Loss)	Assets	Amortization	Expenditures

	(in millions)
Rail Group	$504.3	$125.1	$629.4	$(41.5)	$819.8	$20.7	$7.1
Construction Products Group	503.9	0.9	504.8	48.3	233.6	24.1	17.1
Inland Barge Group	211.7	—	211.7	4.7	71.0	3.2	1.8
Industrial Products Group	140.1	3.0	143.1	2.4	89.7	5.8	5.4
Railcar Leasing and Management Services Group	114.7	—	114.7	31.3	635.3	27.6	139.0
All Other	12.6	26.9	39.5	(5.7)	40.3	4.2	—
Corporate	—	—	—	(22.9)	66.8	5.1	1.8
Eliminations	—	(155.9)	(155.9)	(5.9)	—	—	—

Consolidated Total	$1,487.3	$—	$1,487.3	$10.7	$1,956.5	$90.7	$172.2

      Corporate assets are composed of cash and equivalents, notes receivable, certain property, plant and equipment, and other assets. Capital expenditures do not include business acquisitions.
      Revenues and operating profit for our foreign operations for the years ended December 31, 2004, 2003, and 2002 are presented below:

	Revenues			Operating Profit (Loss)

	Year Ended			Year Ended
	December 31,			December 31,

	2004	2003	2002	2004	2003	2002

	(in millions)
Latin America	$46.3	$45.2	$63.5	$6.3	$6.1	$10.8
Europe	189.2	139.6	185.8	1.9	(4.0)	(4.6)

Total Foreign	$235.5	$184.8	$249.3	$8.2	$2.1	$6.2

      Total assets and long-lived assets for our foreign operations as of December 31, 2004 and 2003 are presented below:

	Total Assets		Long-Lived Assets

	December 31,

	2004	2003	2004	2003

	(in millions)
Latin America	$137.3	$120.0	$70.5	$90.9
Europe	155.3	124.9	62.3	58.2

Total Foreign	$292.6	$244.9	$132.8	$149.1

Note 3.	Acquisitions and Divestitures
      The Company made an acquisition during the year ended December 31, 2004 accounted for by the purchase method. The aggregate purchase price for this acquisition was $15.7 million. This acquisition was in the Company’s Construction Products Group. Other intangibles of approximately $0.8 million and goodwill of approximately $5.0 million were recorded on the 2004 acquisition. The acquired operations have been included in the consolidated financial statements from the effective date of the acquisition. Pro forma results would not have been materially different from actual results for any year presented.
      The Company made certain acquisitions during the year ended December 31, 2003 accounted for by the purchase method. The aggregate purchase price for these acquisitions was $7.6 million. These acquisitions were primarily in the Company’s Construction Products Group. Other intangibles of $3.9 million were recorded, however, no goodwill was recorded on the 2003 acquisitions. The acquired operations have been included in the consolidated financial statements from the effective dates of the acquisitions. Pro forma results would not have been materially different from actual results for any year presented.
      On October 26, 2001, Trinity completed a merger transaction with privately owned Thrall Car Manufacturing Company (“Thrall”). Per the merger agreement, Trinity has agreed under certain circumstances to make additional payments, not to exceed $45 million through 2006, based on a formula related to annual railcar industry production levels. Recent industry estimates of railcar shipments suggest the Company could owe additional amounts. If any amounts are paid goodwill will be increased. At December 31, 2004, the Company had a receivable from a former owner of Thrall for $3.4 million related to representations and warranties under the merger agreement. A former officer and indirect shareholder of Thrall is a beneficial holder of Company shares and a director of the Company.
Note 4. Property, Plant and Equipment

	December 31,	December 31,
	2004	2003

	(in millions)
Corporate/ Manufacturing Land	$52.8	$50.8
Buildings and improvements	352.1	355.8
Machinery	469.6	450.4
Construction in progress	10.7	11.6

	885.2	868.6
Leasing Equipment	635.7	758.5

	$1,520.9	$1,627.1

      The Company leases certain equipment and facilities under operating leases. Future minimum rent expense on these leases in each years are (in millions): 2005 — $8.3; 2006 — $4.0; 2007 — $3.8; 2008 — $3.7; 2009 — $3.2 and $4.2 thereafter. See Note 8 for information related to the lease agreements, future operating lease obligations and future minimum rent expense associated with the Company’s wholly owned, qualified subsidiaries.
      The Company estimates the fair market value of properties no longer in use or held for sale based on the location and condition of the properties, the fair market value of similar properties in the area, and the Company’s experience of selling similar properties in the past. As of December 31, 2004, the Company had non-operating plants with a net book value of $13.4 million. The Company’s estimated fair value of these assets exceeds their book value.
Note 5. Goodwill
      Goodwill is reviewed for impairment annually or more frequently if certain indicators arise. As of November 30, 2004, the Company’s impairment test of goodwill was completed at the reporting unit level and impairment was not indicated. Goodwill by segment is as follows:

	December 31,	December 31,
	2004	2003

	(in millions)
Rail	$404.8	$404.5
Construction Products	9.5	4.5
Industrial Products	4.3	4.3
Railcar Leasing and Management Services	1.8	1.8

	$420.4	$415.1

Note 6. Warranties
      The Company provides for the estimated cost of product warranties at the time revenue is recognized and assesses the adequacy of the resulting reserves on a quarterly basis. The change in the accruals for warranties for the years ended December 31, 2004 and 2003 is as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2004	2003

	(in millions)
Beginning balance	$23.0	$20.8
Additions	8.0	16.5
Reductions	(11.7)	(14.3)

Ending balance	$19.3	$23.0

Note 7. Debt

	December 31,	December 31,
	2004	2003

	(in millions)
Corporate/ Manufacturing — Recourse:
Revolving commitment	$—	$—
Term commitment	—	122.8
Senior notes	300.0	—
Other	5.3	5.7

	305.3	128.5

Leasing — Recourse
7.755 percent equipment trust certificates to institutional investors generally payable in semi-annual installments of varying amounts through 2009	170.0	170.0

	170.0	170.0

	475.3	298.5

Leasing — Non-recourse
Warehouse facility	42.7	71.1
Trust debt (see Note 8)	—	25.6

	42.7	96.7

Total debt	$518.0	$395.2

      In March 2004, the Company issued $300 million aggregate principal amount 6 1/2% senior notes (Senior Notes) due 2014, through a private offering. Interest on the Senior Notes is payable semiannually commencing September 15, 2004. The Senior Notes rank equally with all of the Company’s existing and future senior debt but are subordinated to all the Company’s existing and future secured debt to the extent of the value of the assets securing such debt. The Company may redeem some or all of the Senior Notes at any time on or after March 15, 2009 at a redemption price of 103.25% in 2009, 102.167% in 2010, 101.083% in 2011 and 100.0% in 2012 and thereafter plus accrued interest. The Company may also redeem up to 35% of the aggregate principal amount of the Senior Notes using the proceeds from certain public equity offerings completed on or before March 15, 2007 at a redemption price of 106.5% of the principal amount plus accrued and unpaid interest. The Senior Notes could restrict the Company’s ability to incur additional debt; make certain distributions, investments and other restricted payments; create certain liens; merge; consolidate; or sell substantially all or a portion of its assets. The Company applied approximately $163 million of the net proceeds of the offering to repay all indebtedness under its existing bank credit facility. In September 2004, as required by the contract with the purchasers of the Senior Notes due 2014, the Company made an offer to exchange all of the privately placed Senior Notes for an equal principal amount of the Senior Notes due 2014, which are registered with the Securities and Exchange Commission and have substantially identical terms. All of the privately placed Senior Notes were exchanged for registered Senior Notes due 2014.
      In connection with the issuance of the Senior Notes, the Company extended its secured credit agreement to provide for a three-year, $250 million revolving credit facility. Amounts borrowed under the revolving credit facility for periods after the first quarter of 2004 will bear interest at LIBOR plus a margin based upon financial performance. The Company’s accounts receivable and inventory secure the agreement. The agreement limits the amount of capital expenditures related to the Company’s leasing business, requires maintenance of ratios related to interest coverage for the leasing and manufacturing operations, leverage, asset coverage and minimum net worth, and restricts the amount of dividend payments based upon the current credit rating of the Company not to exceed $25 million annually. At December 31, 2004, there were no borrowings under the revolving credit facility. After $118.4 million was considered for letters of credit, $131.6 million was available under the revolving credit facility.
      Trinity Industries Leasing Company (“TILC”), through a wholly owned and consolidated business trust, has $42.7 million outstanding of a $300 million non-recourse warehouse facility to finance or refinance railcars acquired or owned by TILC. The warehouse facility is due August 2005 and unless renewed would be payable in three equal installments in February 2006, August 2006, and February 2007. Railcars financed by the warehouse facility have historically been refinanced under long-term financing agreements. Specific railcars and the underlying leases secure the facility. Advances under the facility may not exceed 75% of the fair market value of the eligible railcars securing the facility as defined by the agreement. Advances under the facility bear interest at LIBOR plus a margin (for an all in rate of 3.6662% at December 31, 2004). At December 31, 2004, $257.3 million was available under this facility.
      In February 2002 TILC sold $170 million of 2002-1 Pass Through Certificates with interest at 7.755%, commencing on August 15, 2002 and due semiannually thereafter. Equipment notes issued by TILC for the benefit of the holders of the Pass Through Certificates are collateralized by interest in certain railcars owned by TILC and the leases pursuant to which such railcars are leased to customers. The equipment notes, including the obligations to make payments of principal and interest thereon are direct obligations of TILC and are fully and unconditionally guaranteed by Trinity Industries, Inc. as guarantor.
      Principal payments due during the next five years as of December 31, 2004 are as follows:

	2005	2006	2007	2008	2009	Thereafter

	(in millions)
Recourse
Corporate/ Manufacturing	$0.5	$0.2	$0.2	$0.1	$—	$303.4
Leasing (Note 8)	39.9	10.3	43.5	14.2	62.1	—
Capital leases — Corporate	0.5	0.3	0.1	—	—	—
Non-recourse
Leasing (Note 8)	0.9	27.9	13.9	—	—	—

Total principal payments	$41.8	$38.7	$57.7	$14.3	$62.1	$303.4

      Commitments under letters of credit, primarily related to insurance, are $124.2 million, expiring $121.8 million in 2005 and $2.4 million after 2009.

Note 8.	Railcar Leasing and Management Services Group
      The Railcar Leasing and Management Services Group (“Leasing Group”) provides fleet management, maintenance and leasing services. Selected combined financial information for the Leasing Group is as follows:

	December 31,	December 31,
	2004	2003

	(in millions)
Balance Sheet
Cash	$7.2	$5.3
Leasing equipment, net
Machinery	33.3	31.0
Equipment on lease	602.4	725.8
Construction in progress	—	1.7

	635.7	758.5
Accumulated depreciation	(120.4)	(112.9)

	515.3	645.6
Restricted assets	65.5	39.5
Debt Recourse	170.0	170.0
Non-recourse	42.7	96.7

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

	(in millions)
Income Statement
Revenues	$181.0	$153.8	$114.7
Operating profit	42.0	41.0	31.3
      Interest expense, which is not a component of operating profit, was $18.4 million, $16.4 million and $12.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.
      Equipment consists primarily of railcars leased by third parties. The Leasing Group enters into lease contracts with third parties with terms generally ranging between one and twenty years, wherein equipment manufactured by Trinity is leased for a specified type of service over the term of the lease. The Company primarily enters into operating leases. Future minimum rental revenues on leases in each year are (in millions): 2005 — $103.7; 2006 — $90.7; 2007 — $79.6; 2008 — $65.1; 2009 — $52.4 and $272.7 thereafter. Leasing Group equipment with a net book value of $409.0 million is pledged as collateral for debt.
      The Leasing Group’s debt consists of both recourse and non-recourse debt. See Note 7 for maturities for the debt.
      During the years ended December 31, 2004 and 2003, and the nine months ended December 31, 2001, the Leasing Group completed a series of financing transactions whereby railcars were sold to one or more separate independent owner trusts. Each trust financed the purchase of the railcars with a combination of debt and equity. In each transaction, the equity participant in the trust is considered to be the primary beneficiary of the trusts. The Leasing Group, through newly formed, wholly owned qualified subsidiaries, leased railcars from the trusts under operating leases with terms of 22 years, and subleased the railcars to independent third party customers under shorter term operating leases. Under the terms of the operating lease agreements between the subsidiaries and trusts, the Leasing Group has the option to purchase at a predetermined fixed price, certain of the railcars from the trusts in 2016 and other railcars in 2019. The Leasing Group also has options to purchase the railcars at the end of the respective lease agreements in 2023, 2026 and 2027 at the then fair market value of the railcars as determined by a third party, independent appraisal. At the expiration of the operating lease agreements, we have no further obligations thereunder.
      The Leasing Group’s subsidiaries had total assets as of December 31, 2004 of $181.4 million including cash of $59.1 million and Leasing Group railcars of $109.4 million. The cash and railcars are pledged to collateralize the lease obligations to the trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiaries’ lease obligations. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties, to be available to Trinity. Future operating lease obligations of the Leasing Group’s subsidiaries under the lease agreements are as follows (in millions): 2005 — $54.0; 2006 — $51.8; 2007 — $48.6; 2008 — $48.8; 2009 — $47.8 and $651.2 thereafter. Future minimum rental revenues from subleased railcars as of December 31, 2004 are as follows (in millions); 2005 — $66.1; 2006 — $60.0; 2007 — $53.5; 2008 — $45.1; 2009 — $34.7 and $161.2 thereafter.
      In each transaction the Leasing Group has entered into a servicing and remarketing agreement with the trusts under which the Leasing Group is required to endeavor, consistent with customary commercial practice as would be used by a prudent person, to maintain railcars under lease for the benefit of the trusts. The Leasing Group also receives management fees under the terms of the agreements. In each transaction, an independent trustee for the trust has authority for appointment of the railcar fleet manager.
      During the nine months ended December 31, 2001, the Leasing Group sold $199.0 million in railcars to one independent trust. The trust financed the purchase of the railcars with $151.3 million in debt and $47.7 million in equity.
      During the year ended December 31, 2003, the Leasing Group sold $235.0 million of railcars to three separate owner trusts. Two of the trusts financed the purchase of the railcars with $155.0 million in debt and $45.0 million in third party equity. The equity participants in the two trusts are the primary beneficiaries of the trusts. The remaining trust equity was capitalized with a contribution of $9.4 million from the Leasing Group and outside debt of $25.6 million (see note 7). Because the Leasing Group was the sole equity participant of the third trust, the Leasing Group was the primary beneficiary and therefore the trust was included in the consolidated financial statements for fiscal 2003. In February 2004 the Leasing Group sold its equity ownership in the trust to a third party. Consequently, the trust, including the non-recourse debt of $25.6 million, is no longer consolidated in the Company’s financial statements.
      During the year ended December 31, 2004, the Leasing Group sold $212.3 million of railcars to two independent trusts. These trusts financed the purchase of the railcars with $157.2 million in debt and $55.1 million in third party equity. The equity participants in the trusts are the primary beneficiaries of the trusts.

Note 9.	Other, Net
      Other, net (income) expense consists of the following items:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

	(in millions)
Gain on sale of property, plant and equipment	$(5.7)	$(10.0)	$(4.5)
Foreign exchange transactions	0.9	1.5	1.7
Loss on equity investments	1.7	2.0	2.0
Other	(0.4)	—	0.8

Other, net	$(3.5)	$(6.5)	$—

Note 10.	Income Taxes
      The components of the provision (benefit) for income taxes are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

	(in millions)
Current:
Federal	$(7.7)	$(25.3)	$(59.4)
State	3.5	3.6	(3.0)
Foreign	3.3	7.3	1.6

	(0.9)	(14.4)	(60.8)
Deferred	(4.9)	10.1	56.0

Provision (benefit)	$(5.8)	$(4.3)	$(4.8)

      Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax liabilities and assets are as follows:

	December 31,	December 31,
	2004	2003

	(in millions)
Deferred tax liabilities:
Depreciation	$123.6	$161.5
Inventory of foreign operations	7.2	7.3
Other foreign deferred liabilities	3.9	0.4
Other	3.9	7.5

Total deferred tax liabilities	138.6	176.7

Deferred tax assets:
Pensions and other benefits	40.0	42.3
Accounts receivable, inventory, and other asset valuation accounts	32.5	34.7
Equity items	11.1	14.7
Tax loss carry forward and credits	46.9	75.5
Other foreign deferred assets	1.5	3.7
Other	4.5	—

Total deferred tax assets	136.5	170.9
Net deferred tax liabilities before valuation allowance	2.1	5.8
Valuation allowance	21.6	22.0

Net deferred tax liabilities	$23.7	$27.8

      At December 31, 2004, the Company had $52.1 million of Federal consolidated net operating loss carryforwards and tax effected $11.8 million of state loss carryforwards. The Federal tax loss carryforwards are due to expire between 2011 and 2023. The total Federal tax loss carryforward includes $8.9 million pre-acquisition losses from acquired subsidiaries, which will expire between 2011 and 2013. The Company has established a valuation allowance for state net operating losses which may not be realizable. These net operating losses expire between 2007 and 2023.
      At December 31, 2004, the Company also had foreign tax loss carryforwards of approximately $77.6 million which will expire between 2005 and 2011. The Company has established a valuation allowance for foreign operating loss carryforwards due to uncertainty regarding the realizability of these foreign losses. Some of these tax loss carryforwards relate to pre-acquisition years for which no tax benefit was recognized. Any reversal of these tax losses will be recognized as an adjustment to goodwill.
      Realization of deferred tax assets is dependent on generating sufficient taxable income in future periods. The Company believes that it will generate sufficient taxable income in future periods to fully utilize its deferred tax assets, other than the tax loss carryforwards mentioned above.
      At December 31, 2004, the Internal Revenue Service has audited tax years through December 31, 2002. Certain issues are being challenged by the Internal Revenue Service that could result in the reallocation of taxable income between two or more years. Additionally, the Company and /or one or more of its subsidiaries has open audits in various states. The Company is routinely under audit by federal, foreign and state tax authorities in the areas of income, franchise, sales and use and other types of taxes. These audits include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, foreign and state tax laws. In evaluating the exposure associated with various tax filing positions, the Company accrues charges for probable exposures as well as the interest related to those exposures.
      The benefit (provision) for income taxes results in effective tax rates different from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

Statutory rate	35.0%	35.0%	35.0%
State taxes	(5.9)	(4.5)	2.5
Change in valuation allowance	2.6	(3.8)	(4.1)
Foreign tax rate differential	3.5	4.8	(5.4)
Unutilized prior year tax credits	0.1	(6.9)	(5.3)
Changes in tax laws and rates	17.0	—	—
Profit sharing expense	(2.8)	(1.5)	(2.2)
Inflation and exchange (losses) gains	(6.0)	12.8	2.7
Other (net)	(5.1)	(5.7)	(3.7)

Total taxes	38.4%	30.2%	19.5%

      Income (loss) before income taxes for the year ended December 31, 2004, 2003 and 2002 was ($32.3) million, ($23.7) million, and ($27.7) million, respectively, for U.S. operations, and $17.2 million, $9.4 million, and $3.3 million, respectively, for foreign operations. The Company has not provided U.S. deferred income taxes on the based on the determination that such earnings will be indefinitely reinvested. Undistributed earnings of the Company’s foreign subsidiaries were $20.2 million as of December 31, 2004. The Company has $11.1 million of foreign tax credit carryforwards which will expire between 2012 and 2014.
      On October 22, 2004, a new tax law, the American Jobs Creation Act of 2004 (the “Jobs Creation Act”) was signed by the President. Among other provisions, the Jobs Creation Act allows a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010. The Company is currently evaluating the impact of the new law on its future taxable income. For financial reporting purposes, any deductions for qualified domestic production activities will be accounted for as a special deduction rather than as a rate reduction. Accordingly, any benefit from the deduction will be reported in the period in which the deduction is claimed on the Company’s tax return.
      During the fourth quarter of 2004, the Government of Mexico enacted a new tax law allowing for the deduction of profit sharing taxes that were not previously deducted and lowering the tax rate from 33.0% to 28.0% over the next three years. The benefit of this change was recognized in the fourth quarter.
      Also during the fourth quarter of 2004, the Government of Romania changed their tax rate from 25.0% to 16.0%. The benefit of the change in the tax rate was recognized in the fourth quarter.
      In September 2004 Romania ceased being considered a hyper-inflationary economy. Accordingly, deferred tax assets and liabilities were remeasured based upon the Romanian Leu as the functional currency instead of the U.S. Dollar. The impact of this remeasurement was recorded directly as a component of stockholders’ equity.
Note 11. Employee Retirement Plans
      The Company sponsors defined benefit pension and defined contribution profit sharing plans which provide income and death benefits for eligible employees. The annual measurement date of the benefit obligations, fair value of plan assets and funded status is December 31. Effective January 1, 2005, the Company enhanced the existing profit sharing 401(k) plan to which the Company will contribute a guaranteed annual retirement contribution of up to 3.0 percent of the participating employees’ 401(k) eligible compensation. During 2004, the Company provided a one-time election for current employees to remain in the defined benefit plan or to begin receiving the new annual retirement contribution in the enhanced profit sharing 401(k) plan. All employees, hired after December 31, 2004, who would have been eligible to participate in the defined benefit plan will participate in the enhanced profit sharing 401(k) plan.
Actuarial Assumptions

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

Assumptions used to determine benefit obligations at the annual measurement date were:
Obligation discount rate	6.00%	6.25%	6.75%
Compensation increase rate	4.00%	4.00%	4.00%
Assumptions used to determine net periodic benefit costs were:
Obligation discount rate	6.25%	6.75%	7.50%
Long-term rate of return on plan assets	8.75%	8.75%	9.00%
Compensation increase rate	4.00%	4.00%	4.75%
      The expected long-term rate of return on plan assets is an assumption reflecting the anticipated weighted average rate of earnings on the portfolio over the long-term. To arrive at this rate, the Company developed estimates based upon the anticipated performance of the assets in its portfolio.

Components of Net Periodic Pension Cost

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

	(in millions)
Expense Components
Service cost	$9.8	$8.6	$9.1
Interest	14.9	14.6	14.7
Expected return on assets	(15.5)	(12.9)	(15.9)
Amortization and deferral	1.2	1.3	0.3
Profit sharing	3.5	2.8	3.6
Other	—	0.6	0.2

Net expense	$13.9	$15.0	$12.0

Obligations and Funded Status

	Year Ended	Year Ended
	December 31,	December 31,
	2004	2003

	(in millions)
Projected Benefit Obligations
Beginning of year	$238.4	$220.4
Service cost	9.8	8.6
Interest	14.9	14.5
Benefits paid	(7.9)	(9.7)
Actuarial (gain) loss	(2.9)	4.6

End of year	$252.3	$238.4

Plans’ Assets
Beginning of year	$173.5	$146.2
Actual return on assets	12.9	27.3
Employer contributions	18.1	9.7
Benefits paid	(7.9)	(9.7)

End of year	$196.6	$173.5

Consolidated Balance Sheet Components
Funded status	$(55.7)	$(64.9)
Unamortized transition asset	(0.5)	(0.6)
Unrecognized prior service cost	2.1	2.3
Unrecognized loss	49.6	51.1

Net obligation	$(4.5)	$(12.1)

Accrued	$(36.5)	$(35.3)
Prepaid	—	—
Intangible asset	1.8	2.0
Accumulated other comprehensive income (loss), net of tax	19.6	13.8
Deferred tax asset	10.6	7.4

Net accrued	$(4.5)	$(12.1)

      The accumulated benefit obligation for all defined benefit pension plans at December 31, 2004 and 2003 was $232.9 million and $208.6 million, respectively.
      Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	Year Ended	Year Ended
	December 31,	December 31,
	2004	2003

	(in millions)
Projected benefit obligation	$252.3	$238.4
Accumulated benefit obligation	232.9	208.6
Fair value of plan assets	196.6	173.5

Plan Assets
      The pension plan weighted-average asset allocation at year-end 2004 and 2003 and the range of target asset allocations are as follows:

		Percentage of
		Plan Assets
	Range of	at Year-End
	Target
	Allocation	2004	2003

Asset category:
Equity securities	55-65%	62%	62%
Fixed income	35-45%	38%	38%

Total		100%	100%

      The Company’s pension investment strategies have been developed as part of a comprehensive asset/liability management process that considers the relationship between both the assets and liabilities of the plans. These strategies consider not only the expected risk and returns on plan assets, but also the actuarial projections of liabilities, projected contributions and funded status. The equity allocation is heavily weighted toward domestic large capitalized companies. There is also a lesser exposure to domestic small/mid cap companies, as well as, international equities. The fixed income allocation is equally split between a limited duration portfolio and a core plus portfolio that has a duration in-line with published bond indices. This asset mix is designed to meet the longer-term obligations of the Plan as projected by actuarial studies.
      The principal pension investment strategies include asset allocation and active asset management. The range of target asset allocation have been determined after giving consideration to the expected returns of each asset category, the expected performance of each asset category, the volatility of the asset returns over time and the complementary nature of the asset mix within the portfolio. Each asset category is managed by external money managers with the objective of generating returns that exceed market-based benchmarks.
Cash Flows
      The Company expects to contribute approximately $8.4 million to its defined benefit plans during 2005.
      Benefit payments expected to be paid during the next ten years are as follows:

Amounts

(in millions)
2005	$8.3
2006	8.7
2007	9.4
2008	10.4
2009	11.5
2010-2014	77.2

Note 12.	Stock Option Plan
      The Company’s 2004 Stock Option and Incentive Plan authorized 2,500,000 shares of common stock plus (i) shares covered by forfeited, expired and canceled options granted under prior plans; (ii) shares tendered as full or partial payment for the purchase price of an award or to satisfy tax withholding obligations; and (iii) shares covered by an award settled in cash. At December 31, 2004, a total of 2,279,644 shares were available for issuance. The plan provides for the granting of nonqualified and incentive stock options having maximum ten-year terms to purchase common stock at its market value on the award date; stock appreciation rights based on common stock fair market values with settlement in common stock or cash; restricted stock; restricted stock units; and performance awards with settlement in common stock or cash on achievement of specific business objectives; and other stock-based awards. Under previous plans, nonqualified and incentive stock options, restricted shares and restricted stock units were granted at their fair market values. Options become exercisable in various percentages over periods ranging up to five years.
      In connection with the Thrall merger certain former employees of Thrall were granted a total of 160,000 options to purchase common stock at its market price on the date of the grant. These stock options, which were approved by the Board of Directors of the Company, were not granted under the Company’s Stock Option and Incentive Plan. At December 31, 2004, 30,863 of such options were outstanding and are included in the tables below.

Stock Options

	Year Ended		Year Ended		Year Ended
	December 31, 2004		December 31, 2003		December 31, 2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	4,361,090	$25.08	4,567,900	$26.46	3,920,822	$27.10
Granted	442,950	28.43	747,986	17.12	895,232	21.72
Exercised	(853,575)	22.93	(410,069)	22.45	(149,074)	17.03
Cancelled	(141,928)	36.44	(544,727)	27.71	(99,080)	23.18

Outstanding, end of year	3,808,537	$25.53	4,361,090	$25.08	4,567,900	$26.46

Exercisable	2,611,474	$27.17	2,915,278	$28.02	2,822,253	$29.24

	December 31, 2004

	Outstanding Options

		Weighted Average		Exercisable Options

		Remaining			Weighted
		Contractual	Exercise		Average
Exercise Price Range	Shares	Life (Years)	Price	Shares	Price

$17.00 — $18.97	1,069,022	7.44	$17.72	533,219	$18.44
$21.45 — $23.00	1,095,344	6.31	22.20	849,134	22.35
$24.67 — $29.44	1,097,121	5.90	27.77	699,071	27.44
$30.24 — $53.00	547,050	3.63	42.93	530,050	43.34

	3,808,537	6.12	$25.53	2,611,474	$27.17

Restricted Stock
      The fair value of restricted shares and restricted stock units at the date of grant is amortized to expense ratably over the restriction period.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

Shares awarded	406,400	356,885	150,220
Shares cancelled	(52,505)	—	(6,000)
Share restriction removed	(212,780)	(31,800)	(3,000)
Outstanding	993,020	851,905	526,820
Grant date fair value per share	$28.74	$18.69	$21.71

Note 13.	Series B Redeemable Convertible Preferred Stock
      In June 2003 the Company issued 600 shares of Series B Redeemable Convertible Preferred Stock. Each Share of Series B preferred stock has an initial liquidation value of $100,000 per share. The liquidation value, plus accrued but unpaid dividends, is payable on June 25, 2008, the mandatory redemption date, at the Company’s option in cash or in shares of common stock valued at 90% of the then current market price of our common stock. Each share of Series B preferred stock may be converted at any time at the option of the holder into shares of the Company’s common stock, based on the initial conversion price of $22.46 per share, which is the equivalent to 4,452 shares of common stock for each $100,000 initial liquidation preference. Holders of the Series B preferred stock are entitled to receive dividends payable semi-annually, on July 1 and January 1 of each year, beginning January 1, 2004 at an annual rate of 4.5% of the liquidation preference. The Company may, at its option, pay dividends either in cash or in shares of our common stock at the then current market price. All dividends paid through January 2005 have been paid in cash. The holders of Series B preferred stock are entitled to vote with the holders of the common stock on an as-if converted basis on all matters brought before the stockholders. The Series B preferred stock has been classified outside the Stockholders’ Equity section because there is not absolute assurance that the number of authorized and unissued common shares would be adequate to redeem the Series B preferred stock. At

December 31, 2004, the number of shares authorized and unissued would be adequate to redeem the Series B preferred stock as long as the market value of our common stock was at least $1.37 per share.

Note 14.	Stockholders’ Equity
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
      The Company and its wholly owned subsidiary, Trinity Marine Products, Inc. (“TMP”), and certain material suppliers and others, are named as co-defendants in four separate lawsuits filed by multiple plaintiffs on various dates. In one of the cases, the plaintiff has petitioned the court for certification of a class which, if certified by the court, could increase the total number of barges involved in that case. Absent certification of the class, the four suits involve 24 tank barges sold at an average price of approximately $1.4 million, and 140 hopper barges sold at an average price of approximately $280,000. All four cases allege similar causes of action related to defects in coating materials supplied by a co-defendant and coatings selection, application, and workmanship by TMP. One of the cases is set for trial on June 6, 2005 and another case is set for trial on August 29, 2005. The plaintiffs seek both compensatory and punitive damages and/ or rescission of the barge purchase contracts. Independent experts investigating the claims have expressed the opinion that the plaintiffs’ assertion the coating is a food source for microbiologically influenced corrosion is without merit. Factual disputes concerning the allegations of the cause, nature, and extent of alleged corrosion in the barges exist between the parties. The Company and TMP are defending these cases vigorously. As of December 31, 2004, one of the plaintiffs owes TMP approximately $9.1 million related to contracts for barges not involved in the litigation. TMP has filed suit for collection of the past due amount.
      The Company and TMP have settled two other lawsuits alleging similar causes of action to those mentioned above, and as part of such settlements, the Company and TMP received an assignment of the original plaintiffs’ claims against the remaining defendants.
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
      A subsidiary of the Company, Transit Mix Concrete and Materials Company, Inc. (“Transit Mix”), is named as a defendant in a case involving the death of an employee of an independent contractor following an accident that occurred while the decedent was working at a Transit Mix facility. Following a jury verdict in favor of the plaintiff, the presiding judge entered a final judgment that together with fees, costs and judgment interest now totals $39.1 million. This case has been appealed by Transit Mix and its insurers. Management believes liability in this case, if any, exceeding $3.0 million, will be covered by insurance.
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
      The Company is involved in various proceedings relating to environmental matters. The Company has reserved $11.0 million to cover probable and estimable liabilities of the Company with respect to investigation and remedial response to such matters, taking into account currently available information and the Company’s contractual rights to indemnification. However, estimates of future remedial response costs are necessarily imprecise. Accordingly, there can be no assurance that the Company will not become involved in future environmental litigation or other proceedings or, if the Company were found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company.
      Non-cancelable purchase obligations, primarily for steel purchases, are $434.9 million in 2005 and $0.1 million in 2006.
Note 16. Guarantor/Non Guarantor
      On March 10, 2004, $300 million of Senior Notes due 2014 were issued by Trinity Industries, Inc. (Parent) which includes the corporate operations and certain operations of the Construction Products Group and the Industrial Products Group. The Senior Notes are fully and unconditionally and jointly and severally guaranteed by certain of Trinity’s wholly owned subsidiaries: Transit Mix Concrete & Material Company, Trinity Industries Leasing Company, Trinity Marine Products, Inc., Trinity Rail Group, LLC, Thrall Trinity Freight Car, Inc., Trinity Tank Car, Inc., and Trinity Rail Components and Repair, Inc. No other subsidiaries guarantee the Senior Notes. As of December 31, 2004 assets held by the non guarantor subsidiaries include $65.5 million of restricted assets that are not available for distribution to the Parent, $56.8 million of assets securing certain debt owed by the non guarantor subsidiaries, and $292.6 million of assets located in foreign locations.

      The following financial information presents condensed consolidated balance sheets, statements of income and statements of cash flows for Trinity Industries, Inc., its guarantor subsidiaries and non guarantor subsidiaries. The information is presented on the basis of Trinity Industries, Inc. accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. Intercompany transactions of goods and services between the guarantor and non guarantor subsidiaries are presented as transfers. The following represents the supplemental consolidated condensed financial information of Trinity Industries, Inc., the issuer of the senior secured notes, and its guarantor and non guarantor subsidiaries, as of December 31, 2004, and 2003, and for the years ended December 31, 2004, 2003 and 2002.
Statement of Operations
For the Year Ended December 31, 2004

		Combined	Combined Non
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
Revenues	$298.1	$1,243.5	$746.9	$(90.4)	$2,198.1
Cost of sales	247.2	1,113.7	745.3	(90.4)	2,015.8
Selling, engineering and administrative expenses	50.1	73.3	44.8	—	168.2

	297.3	1,187.0	790.1	(90.4)	2,184.0

Operating profit (loss)	0.8	56.5	(43.2)	—	14.1
Other (income) expense:
Interest income	2.3	(4.3)	(8.1)	—	(10.1)
Interest expense	39.4	22.7	(19.3)	—	42.8
Equity in earnings of subsidiaries	(9.5)	(13.0)	—	22.5	—
Other, net	(2.2)	(1.2)	(0.1)	—	(3.5)

	30.0	4.2	(27.5)	22.5	29.2

Income loss before income taxes	(29.2)	52.3	(15.7)	(22.5)	(15.1)
Provision (benefit) for income taxes:
Current	(39.2)	51.9	(13.6)	—	(0.9)
Deferred	19.3	(31.0)	6.8	—	(4.9)

	(19.9)	20.9	(6.8)	—	(5.8)

Net income (loss)	$(9.3)	$31.4	$(8.9)	$(22.5)	$(9.3)

Statement of Operations
For the Year Ended December 31, 2003

		Combined	Combined Non
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
Revenues	$210.5	$691.9	$561.3	$(30.9)	$1,432.8
Cost of sales	169.1	606.8	526.8	(30.9)	1,271.8
Selling, engineering and administrative expenses	48.8	57.8	41.0	—	147.6

	217.9	664.6	567.8	(30.9)	1,419.4

Operating profit (loss)	(7.4)	27.3	(6.5)	—	13.4
Other (income) expense:
Interest income	(0.8)	(0.9)	1.0	—	(0.7)
Interest expense	32.8	19.5	(17.4)	—	34.9
Equity in earnings of subsidiaries	(15.2)	—	—	15.2	—
Other, net	(3.8)	(1.7)	(1.0)	—	(6.5)

	13.0	16.9	(17.4)	15.2	27.7

Income (loss) before income taxes	(20.4)	10.4	10.9	(15.2)	(14.3)
Provision (benefit) for income taxes:
Current	11.6	(14.6)	(11.4)	—	(14.4)
Deferred	(22.0)	18.2	13.9	—	10.1

	(10.4)	3.6	2.5	—	(4.3)

Net income (loss)	$(10.0)	$6.8	$8.4	$(15.2)	$(10.0)

Statement of Operations
For the Year Ended December 31, 2002

		Combined	Combined Non
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
Revenues	$312.2	$676.5	$531.5	$(32.9)	$1,487.3
Cost of sales	255.2	610.2	493.7	(32.9)	1,326.2
Selling, engineering and administrative expenses	51.5	54.1	44.8	—	150.4

	306.7	664.3	538.5	(32.9)	1,476.6

Operating profit (loss)	5.5	12.2	(7.0)	—	10.7
Other (income) expense:
Interest income	(2.0)	(0.5)	1.3	—	(1.2)
Interest expense	36.6	16.4	(16.7)	—	36.3
Equity in earnings of subsidiaries	(4.7)	—	—	4.7	—
Other, net	—	13.1	(13.1)	—	—

	29.9	29.0	(28.5)	4.7	35.1

Income (loss) before income taxes	(24.4)	(16.8)	21.5	(4.7)	(24.4)
Provision (benefit) for income taxes:
Current	(22.7)	(33.0)	(5.1)	—	(60.8)
Deferred	17.9	28.2	9.9	—	56.0

	(4.8)	(4.8)	4.8	—	(4.8)

Net income (loss)	$(19.6)	$(12.0)	$16.7	$(4.7)	$(19.6)

Balance Sheet
December 31, 2004

		Combined	Combined Non
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
Assets:
Cash	$138.3	$0.4	$43.6	$—	$182.3
Accounts receivable	57.1	98.1	59.0	—	214.2
Inventory	58.4	200.5	143.4	—	402.3
Property and equipment, net	51.4	374.8	384.7	—	810.9
Investments in subsidiaries/ intercompany receivable (payable), net	1,181.8	(260.3)	60.3	(981.8)	—
Other	173.6	354.5	175.4	(103.0)	600.5

	$1,660.6	$768.0	$866.4	$(1,084.8)	$2,210.2

Liabilities:
Accounts payable and accrued liabilities	$219.8	$154.4	$137.5	$—	$511.7
Deferred income	33.5	3.0	10.7	—	47.2
Other liabilities	31.7	119.1	14.4	(103.0)	62.2
Debt	304.5	170.0	43.5	—	518.0
Redeemable convertible preferred stock	58.2	—	—	—	58.2
Total stockholders’ equity	1,012.9	321.5	660.3	(981.8)	1,012.9

	$1,660.6	$768.0	$866.4	$(1,084.8)	$2,210.2

Balance Sheet
December 31, 2003

		Combined	Combined Non
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
Assets:
Cash	$31.5	$1.0	$13.5	$—	$46.0
Accounts receivable	51.1	97.5	49.5	—	198.1
Inventory	19.8	127.9	110.3	—	258.0
Property and equipment, net	60.0	458.2	427.0	—	945.2
Investments in subsidiaries/ intercompany receivable (payable), net	1,050.4	(266.0)	168.3	(952.7)	—
Other	194.6	351.7	141.3	(127.0)	560.6

	$1,407.4	$770.3	$909.9	$(1,079.7)	$2,007.9

Liabilities:
Accounts payable and accrued liabilities	$171.0	$154.3	$134.9	$—	$460.2
Deferred income	18.6	3.1	10.5	—	32.2
Other liabilities	29.0	152.6	4.1	(127.0)	58.7
Debt	127.2	170.2	97.8	—	395.2
Redeemable convertible preferred stock	57.8	—	—	—	57.8
Total stockholders’ equity	1,003.8	290.1	662.6	(952.7)	1,003.8

	$1,407.4	$770.3	$909.9	$(1,079.7)	$2,007.9

Statement of Cash Flows
For the Year Ended December 31, 2004

		Combined	Combined Non
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
Operating activities:
Net income (loss)	$(9.3)	$31.4	$(8.9)	$(22.5)	$(9.3)
Depreciation and amortization	15.3	34.4	37.5	—	87.2
Provision (benefit) for deferred income taxes	19.3	(31.0)	6.8	—	(4.9)
Gain on sales of property, plant, equipment and other assets	(4.4)	(1.0)	(0.3)	—	(5.7)
Net transfers with subsidiaries	(124.8)	(5.7)	108.0	22.5	—
Other	14.1	(17.3)	(6.6)	—	(9.8)
Changes in assets and liabilities, net
Decrease (increase) in receivables	(6.0)	(0.6)	(9.8)	—	(16.4)
Decrease (increase) in inventories	(38.6)	(71.6)	(33.1)	—	(143.3)
Decrease (increase) in other assets	3.6	(0.1)	(34.9)	—	(31.4)
Increase (decrease) in accounts payable and accrued liabilities	37.7	(1.1)	2.7	—	39.3
Increase (decrease) in other liabilities	11.3	(2.5)	2.9	—	11.7

Net cash provided (used) by operating activities	(81.8)	(65.1)	64.3	—	(82.6)
Investing activities:
Proceeds from sale/leaseback	—	—	212.3	—	212.3
Proceeds from sales of property, plant, equipment and other assets	9.8	256.2	23.8	(234.0)	55.8
Capital expenditures — lease subsidiary	—	(161.6)	(236.4)	234.0	(164.0)
Capital expenditures — other	(6.3)	(14.2)	(13.7)	—	(34.2)
Payment for purchase of acquisitions, net of cash acquired	—	(15.7)	—	—	(15.7)
Sale of investment in equity trust	—	—	8.5	—	8.5

Net cash provided (required) by investing activities	3.5	64.7	(5.5)	—	62.7
Financing activities:
Issuance of common stock	21.6	—	—	—	21.6
Payments to retire debt	(177.4)	(0.2)	(124.0)	—	(301.6)
Proceeds from issuance of debt	354.7	—	95.3	—	450.0
Dividends paid to common shareholders	(11.1)	—	—	—	(11.1)
Dividends paid to preferred shareholders	(2.7)	—	—	—	(2.7)

Net cash required (provided) by financing activities	185.1	(0.2)	(28.7)	—	156.2

Net increase (decrease) in cash and cash equivalents	106.8	(0.6)	30.1	—	136.3
Cash and equivalents at beginning of period	31.5	1.0	13.5	—	46.0

Cash and equivalents at end of period	$138.3	$0.4	$43.6	$—	$182.3

Statement of Cash Flows
For the Year Ended December 31, 2003

		Combined	Combined Non
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
Operating activities:
Net income (loss)	$(10.0)	$6.8	$8.4	$(15.2)	$(10.0)
Depreciation and amortization	15.4	25.5	44.7	—	85.6
Provision (benefit) for deferred income taxes	(22.0)	18.2	13.9	—	10.1
Gain on sales of property, plant, equipment and other assets	(5.7)	(1.6)	(2.7)	—	(10.0)
Net transfers with subsidiaries	160.4	(206.3)	30.7	15.2	—
Other	(1.0)	(5.0)	(1.6)	—	(7.6)
Changes in assets and liabilities, net
Decrease (increase) in receivables	4.4	(43.8)	9.5	—	(29.9)
Decrease in tax receivables	50.0	—	—	—	50.0
Decrease (increase) in inventories	7.8	(39.9)	(12.6)	—	(44.7)
Decrease (increase) in other assets	(0.1)	(1.1)	(3.7)	—	(4.9)
Increase (decrease) in accounts payable and accrued liabilities	(44.2)	90.6	27.1	—	73.5
Increase (decrease) in other liabilities	(115.5)	134.4	(26.3)	—	(7.4)

Net cash provided (used) by operating activities	39.5	(22.2)	87.4	—	104.7
Investing activities:
Proceeds from sale/leaseback	—	—	200.0	—	200.0
Proceeds from sales of property, plant, equipment and other assets	8.6	278.5	7.7	(243.2)	51.6
Capital expenditures — lease subsidiary	—	(237.6)	(270.3)	243.2	(264.7)
Capital expenditures — other	(2.6)	(10.5)	(7.1)	—	(20.2)
Payment for purchase of acquisitions, net of cash acquired	—	(7.6)	—	—	(7.6)

Net cash provided (required) by investing activities	6.0	22.8	(69.7)	—	(40.9)
Financing activities:
Issuance of common stock	10.2	—	—	—	10.2
Issuance of redeemable preferred stock	57.6	—	—	—	57.6
Payments to retire debt	(164.9)	(2.2)	(212.6)	—	(379.7)
Proceeds from issuance of debt	90.6	—	195.4	—	286.0
Dividends paid to common shareholders	(11.0)	—	—	—	(11.0)

Net cash required (provided) by financing activities	(17.5)	(2.2)	(17.2)	—	(36.9)

Net increase (decrease) in cash and cash equivalents	28.0	(1.6)	0.5	—	26.9
Cash and equivalents at beginning of period	3.5	2.6	13.0	—	19.1

Cash and equivalents at end of period	$31.5	$1.0	$13.5	$—	$46.0

Statement of Cash Flows
For the Year Ended December 31, 2002

		Combined	Combined Non
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
Operating activities:
Net income (loss)	$(19.6)	$(12.0)	$16.7	$(4.7)	$(19.6)
Depreciation and amortization	14.8	43.5	32.4	—	90.7
Provision (benefit) for deferred income taxes	17.9	28.2	9.9	—	56.0
Gain on sales of property, plant, equipment and other assets	(2.3)	(0.6)	(1.6)	—	(4.5)
Net transfers with subsidiaries	58.9	(44.9)	(18.7)	4.7	—
Other	41.9	(25.9)	(10.7)	—	5.3
Changes in assets and liabilities, net
Decrease (increase) in receivables	36.1	(3.0)	(6.8)	—	26.3
Increase in tax receivables	(40.2)	—	—	—	(40.2)
Decrease (increase) in inventories	65.8	(36.8)	32.9	—	61.9
Decrease (increase) in other assets	77.7	(83.2)	26.0	—	20.5
Increase (decrease) in accounts payable and accrued liabilities	(16.7)	(16.2)	(23.0)	—	(55.9)
Increase (decrease) in other liabilities	11.8	(28.2)	(3.4)	—	(19.8)

Net cash provided (used) by operating activities	246.1	(179.1)	53.7	—	120.7
Investing activities:
Proceeds from sales of property, plant, equipment and other assets	10.5	160.9	5.9	(154.8)	22.5
Capital expenditures — lease subsidiary	—	(133.0)	(156.3)	154.8	(134.5)
Capital expenditures — other	(9.0)	(9.1)	(19.6)	—	(37.7)
Payment for purchase of acquisitions, net of cash acquired	—	—	(1.4)	—	(1.4)

Net cash provided (required) by investing activities	1.5	18.8	(171.4)	—	(151.1)
Financing activities:
Issuance of common stock	31.2	—	—	—	31.2
Payments to retire debt	(773.3)	(11.4)	(1.4)	—	(786.1)
Proceeds from issuance of debt	512.0	170.4	116.3	—	798.7
Dividends paid to common stockholders	(16.5)	—	—	—	(16.5)

Net cash provided (required) by financing activities	(246.6)	159.0	114.9	—	27.3

Net increase (decrease) in cash and cash equivalents	1.0	(1.3)	(2.8)	—	(3.1)
Cash and equivalents at beginning of period	2.5	3.9	15.8	—	22.2

Cash and equivalents at end of period	$3.5	$2.6	$13.0	$—	$19.1

Note 17.	Selected Quarterly Financial Data (Unaudited)

	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

	(in millions except per share data)
Year ended December 31, 2004:
Revenues	$454.9	$548.7	$567.2	$627.3
Operating profit (loss)	(6.5)	14.3	3.8	2.5
Net income (loss)	(10.8)	3.6	0.9	(3.0)
Dividends on Series B preferred stock	(0.8)	(0.7)	(0.8)	(0.8)
Net income (loss) applicable to common shareholder	(11.6)	2.9	0.1	(3.8)
Net income (loss) per common share:
Basic	$(0.25)	$0.06	$0.00	$(0.08)
Diluted	(0.25)	0.06	0.00	(0.08)

	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

	(in millions except per share data)
Year ended December 31, 2003:
Revenues	$289.1	$365.8	$363.4	$414.5
Operating profit (loss)	(11.4)	10.4	10.1	4.3
Net income (loss)	(14.5)	3.5	1.8	(0.8)
Dividends on Series B preferred stock	—	—	(0.8)	(0.8)
Net income (loss) applicable to common shareholder	(14.5)	3.5	1.0	(1.6)
Net income (loss) per common share:
Basic	$(0.32)	$0.08	$0.02	$(0.04)
Diluted	(0.32)	0.08	0.02	(0.04)

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
      None

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures.
      The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures were effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.
Management’s Report on Internal Control over Financial Reporting.
      Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect all material misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance, as opposed to absolute assurance, of achieving their internal control objectives.
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.
      Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young LLP’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears on page 34 hereof.

Item 9B.	Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.
      Information regarding the directors of the Company is incorporated by reference to the information set forth under the caption “Nominees” in the Company’s proxy statement for the Annual Meeting of Stockholders to be held on May 9, 2005. Information relating to the executive officers of the Company is set forth in Part I of this report under the caption “Executive Officers of the Company.” Information relating to the Board of Directors determinations concerning whether at least one of the members of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 401(h) of Regulation S-K is incorporated by reference to the information set forth under the caption “Corporate Governance” in the Company’s proxy statement for the Annual Meeting of Stockholders to be held on May 9, 2005. Information regarding the Company’s Audit Committee is incorporated by reference to the information set forth under the caption “Corporate Governance” in the Company’s proxy statement for the Annual Meeting of Stockholders to be held on May 9, 2005. Information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference to the information set forth under the caption “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for the Annual Meeting of Stockholders to be held on May 9, 2005.
      The Company has disclosed its code of ethics on its website at www.trin.net under the caption “Investor Relations/ Governance.”

Item 11.	Executive Compensation.
      Information regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the captions “Compensation for Directors” and “Executive Compensation” in the Company’s proxy statement for the Annual Meeting of Stockholders to be held on May 9, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.
      Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company’s proxy statement for the Annual Meeting of Stockholders to be held on May 9, 2005, under the caption “Security Ownership of Certain Beneficial Owners and Management.”
      The following table sets forth information about Trinity common stock that may be issued under all of Trinity’s existing equity compensation plans as of December 31, 2004.
Equity Compensation Plan Information

	(a)		(b)	(c)

				Number of Securities
	Number of Securities			Remaining Available for
	to be Issued		Weighted-Average	Future Issuance under
	Upon Exercise of		Exercise Price of	Equity Compensation
	Outstanding Options,		Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights		Warrants and Rights	Reflected in Column (a))

Plan Category
Equity compensation plans approved by security holders
Stock Options	3,777,674
Restricted stock units	144,820

	3,922,494	(1)	$24.59(1)	2,279,644
Equity compensation plans not approved by security holders	30,863	(2)(3)	$24.67	—

Total	3,953,357		$24.59	2,279,644

(1)	Includes 144,820 shares of common stock issuable upon the vesting and conversion of restricted stock units. The restricted stock units do not have an exercise price.

(2)	Includes 30,863 shares of common stock subject to options pursuant to stock option agreements entered into with seven former Thrall employees as an inducement to their accepting employment with the Company in connection with the Thrall merger in October of 2001. The terms of the stock option agreements are consistent with the basic terms of the Company’s Stock Option and Incentive Plan and provide for an exercise price based on the fair market value of the Company’s Common Stock on the date of the award, vesting equally over a three year period, and cancellation of the options upon early termination of employment, adjustments for changes in capitalization, and provide no right to continued employment.

(3)	Excludes information regarding the Trinity Deferred Plan for Director Fees. This plan permits the deferral of the payment of the annual retainer fee and board and committee fees. At the election of the participant, the deferred fees may be converted into phantom stock units with a fair market value equal to the value of the fees deferred, and such phantom stock units are credited to the director’s account (along with the amount of any dividends or stock distributions). At the time a participant ceases to be a director, cash will be distributed to the participant. At December 31, 2004, 80,325 phantom stock units were credited to the accounts of participants. Also excludes information regarding the Trinity Industries Supplemental Profit Sharing Plan (“Supplemental Plan”) for certain of its highly compensated employees. Information about the Supplemental Plan is incorporated herein by reference from the Company’s proxy statement for the Annual Meeting of Stockholders to be held on May 9, 2005, under the caption “Executive Compensation — Retirement Plans.” 221,515 stock units were credited to the accounts of participants under the Supplemental Plan as of December 31, 2004.

Item 13.	Certain Relationships and Related Transactions.
      Information regarding certain relationships and related transactions with director nominees is incorporated by reference to the information set forth under the captions “Compensation Committee Interlocks and Insider Participation” in the Company’s proxy statement for the Annual Meeting of Stockholders to be held on May 9, 2005.

Item 14.	Principal Accounting Fees and Services
      Information regarding principal accounting fees and services is incorporated by reference to the information set forth under the captions “Fees to Independent Auditors for Fiscal 2004 and 2003” in the Company’s proxy statement for the Annual Meeting of Stockholders to be held on May 9, 2005.

PART IV

Item 15.	Exhibits, Financial Statement Schedule.
      (a) (1)     Financial Statements.
      See Item 8.
      (2)     Financial Statement Schedule.
      For the years ended December 31, 2004, 2003, and 2002
      II — Allowance for Doubtful Accounts
      (3)     Exhibits.
      See Index to Exhibits for a listing of Exhibits which are filed herewith or incorporated herein by reference to the location indicated.

EXHIBIT 23
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
      We consent to the incorporation by reference in Post-Effective Amendment No. 3 to the Registration Statement (Form S-8, No. 2-64813), Post-Effective Amendment No. 1 to the Registration Statement (Form S-8, No. 33-10937), Registration Statement (Form S-8, No. 33-35514), Registration Statement (Form S-8, No. 33-73026), Registration Statement (Form S-8, No. 333-77735), Registration Statement (Form S-8, No. 333-91067), Registration Statement (Form S-3, No. 333-84618), Registration Statement (Form S-8, No. 333-85588), Registration Statement (Form S-8, No. 333-85590), Registration Statement (Form S-3, No. 333-96921), Registration Statement (Form S-8, No. 333-114854), Registration Statement (Form S-8, No. 333-115376), and Registration Statement (Form S-4, No. 333-117526) of Trinity Industries, Inc. and Subsidiaries and in the related Prospectuses of our reports dated March 4, 2005 with respect to the consolidated financial statements and schedule of Trinity Industries, Inc. and Subsidiaries, Trinity Industries, Inc. management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of Trinity Industries, Inc. and Subsidiaries included in this Annual Report (Form 10-K) for the year ended December 31, 2004.
Ernst & Young LLP
Dallas, Texas
March 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
     Trinity Industries, Inc.
      We have audited the consolidated financial statements of Trinity Industries, Inc. as of December 31, 2004, and for each of the three years in the period ended December 31, 2004 and have issued our report thereon dated March 4, 2005. Our audits also included the financial statement schedule of Trinity Industries, Inc. and Subsidiaries listed in Item 14(a). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
      In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
Ernst & Young LLP
Dallas, Texas
March 4, 2005

SCHEDULE II
Trinity Industries, Inc. and Subsidiaries
Allowance For Doubtful Accounts
Years Ended December 31, 2004, 2003 and 2002
(in millions)

		Additions
	Balance at	Charged to	Accounts	Balance
	Beginning	Costs and	Charged	at End of
	of Period	Expenses	Off	Period

Year Ended December 31, 2004	$7.7	$1.0	$2.3	$6.4

Year Ended December 31, 2003	$8.3	$1.3	$1.9	$7.7

Year Ended December 31, 2002	$9.5	$0.8	$2.0	$8.3

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC. Registrant	By /s/ John L. Adams John L. Adams Executive Vice President March 9, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Company and in the capacities and on the dates indicated:

Directors:

/s/ David W. Biegler

David W. Biegler

Director
March 9, 2005

/s/ Craig J. Duchossois

Craig J. Duchossois
Director
March 9, 2005

/s/ Ronald J. Gafford

Ronald J. Gafford
Director
March 9, 2005

/s/ Barry J. Galt

Barry J. Galt
Director
March 9, 2005

/s/ Clifford J. Grum

Clifford J. Grum
Director
March 9, 2005

/s/ Jess T. Hay

Jess T. Hay
Director
March 9, 2005	Directors (continued)

/s/ Diana Natalicio

Diana Natalicio
Director
March 9, 2005

Principal Executive Officer:

/s/ Timothy R. Wallace

Timothy R. Wallace
Chairman, President,
Chief Executive Officer and Director
March 9, 2005

Principal Financial Officer:

/s/ Jim S. Ivy

Jim S. Ivy
Senior Vice President and
Chief Financial Officer
March 9, 2005

Principal Accounting Officer

/s/ Charles Michel

Charles Michel
Vice President, Controller
March 9, 2005

Trinity Industries, Inc.
Index to Exhibits
(Item 14(a))

NO.	DESCRIPTION

(1.1)	Purchase Agreement dated as of March 5, 2004 by and among Trinity Industries, Inc., certain subsidiary guarantors party thereto and J.P. Morgan Securities Inc., as Representative of the Initial Purchasers (incorporated by reference to Exhibit 1.1 of Registration Statement No. 333-117526 filed July 21, 2004).
(1.2)	Amendment No. 1 to purchase Agreement dated as of March 9, 2004 by and among Trinity Industries, Inc., certain subsidiary guarantors party thereto and J.P. Morgan Securities Inc., as Representative of the Initial Purchasers, amending the Purchase Agreement dated as of March 5, 2004 (incorporated by reference to Exhibit 12 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.1)	Certificate of Incorporation of Trinity Industries, Inc., as amended (incorporated by reference to Form 10-K filed March 20, 2002).
(3.2)	By-Laws of Trinity Industries, Inc. (incorporated by reference to Exhibit 3.2 to our Form 10-K filed March 20, 2002).
(3.3)	Certificate of Incorporation of Transit Mix Concrete & Materials Company, as amended (incorporated by reference to Exhibit 3.3 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.4)	By-Laws of Transit Mix Concrete & Materials Company (incorporated by reference to Exhibit 3.4 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.5)	Certificate of Incorporation of Trinity Industries Leasing Company (incorporated by reference to Exhibit 3.5 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.6)	By-Laws of Trinity Industries Leasing Company (incorporated by reference to Exhibit 3.6 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.7)	Certificate of Incorporation of Trinity Marine Products, Inc., as amended (incorporated by reference to Exhibit of Registration Statement No. 333-117526 filed July 21, 2004).
(3.8)	By-Laws of Trinity Marine Products, Inc. (incorporated by reference to Exhibit 3.8 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.9)	Certificate of Formation of Trinity Rail Group, LLC (incorporated by reference to Exhibit 3.9 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.10)	Limited Liability Company Agreement of Trinity Rail Group, LLC (incorporated by reference to Exhibit 3.10 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.11)	Certificate of Incorporation of Thrall Trinity Freight Car, Inc. (incorporated by reference to Exhibit 3.11 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.12)	By-Laws of Thrall Trinity Freight Car, Inc. (incorporated by reference to Exhibit 3.12 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.13)	Certificate of Incorporation of Trinity Tank Car, Inc. (incorporated by reference to Exhibit 3.13 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.14)	By-Laws of Trinity Tank Car, Inc. (incorporated by reference to Exhibit 3.14 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.15)	Certificate of Incorporation of Trinity Rail Components & Repair, Inc. (incorporated by reference to Exhibit 3.15 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.16)	By-Laws of Trinity Rail Components & Repair, Inc. (incorporated by reference to Exhibit 3.16 of Registration Statement No. 333-117526 filed July 21, 2004).
(4.1)	Specimen Common Stock Certificate of Trinity Industries, Inc. (incorporated by reference to Exhibit 4.1 of Registration Statement No. 333-117526 filed July 21, 2004).
(4.2)	Rights Agreement dated March 11, 1999 (incorporated by reference to our Form 8-A filed April 2, 1999).

NO.		DESCRIPTION

(4	.2.1)	Amendment No. 1 to the Rights Agreement dated as of August 12, 2001, amending the Rights Agreement dated as of March 11, 1999 by and between Trinity Industries, Inc. and the Bank of New York, as Rights Agent (incorporated by reference to Exhibit 2 to our Form 8-A/A filed August 22, 2001).
(4	.2.2)	Amendment No. 2 to the Rights Agreement dated as of October 26, 2001, amending the Rights Agreement dated as of March 11, 1999 by and between Trinity Industries, Inc. and the Bank of New York, as Rights Agent, as amended by Amendment No. 1 to the Rights Agreement, dated August 13, 2001 (incorporated by reference to Exhibit 4 to our Form 8-A/A filed October 31, 2001).
(4.3)		Registration Rights Amendment dated as of October 26, 2001 by and between Trinity Industries, Inc. and Thrall Car Management, Inc. (filed as an exhibit to Exhibit 10.21 below).
(4.4)		Pass Through Trust Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to our Form 8-K filed February 19, 2002).
(4	.4.1)	[A] Trust Indenture and Security Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to our Form 8-K filed February 19, 2002).
(4	.4.2)	[B] Trust Indenture and Security Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.3 to our Form 8-K filed February 19, 2002).
(4	.4.3)	[C] Trust Indenture and Security Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to our Form 8-K filed February 19, 2002).
(4.5)		Registration Rights Agreement dated as of March 10, 2004 by and among Trinity Industries, Inc., certain subsidiary guarantors party thereto and J.P. Morgan Securities, Inc., as Representative of the Initial Purchasers (incorporated by reference to Exhibit 4.5 of Registration Statement No. 333-117526 filed July 21, 2004).
(4.6)		Indenture dated as of March 10, 2004 by and between Trinity Industries, Inc., certain subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.6 of Registration Statement No. 333-117526 filed July 21, 2004).
(4.7)		Form of 6 1/2% Senior Note due 2014 of Trinity industries, Inc. (incorporated by reference to Exhibit 4.7 of Registration Statement No. 333-117526 filed July 21, 2004).
(10	.1.1)	Form of Amended and Restated Executive Severance Agreement, dated November 7, 2000, entered into between Trinity Industries, Inc. and Chief Executive Officer, each of the four most highly paid executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year, one other executive officer, and three executive officers of subsidiaries of Trinity Industries, Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).*
(10	.1.2)	Form of Amended and Restated Executive Severance Agreement dated November 7, 2000, entered into between Trinity Industries, Inc. and six executive officers and certain other subsidiary and divisional officers of Trinity Industries, Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly Period ended December 31, 2000).*
(10.2)		Trinity Industries, Inc. Directors’ Retirement Plan, as amended September 10, 1998 (incorporated by reference to Exhibit 10.7 of Registration Statement No. 333-117526 filed July 21, 2004).*
(10.3)		1993 Stock Option and Incentive Plan (incorporated by reference to Registration Statement No. 33-73026 filed December 15, 1993).*
(10.4)		Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as restated effective April 1, 1999 (incorporated by reference to Exhibit 99.1 to our Form S-8 filed November 16, 1999).*
(10	.4.1)	Amendment No. 1 to Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as restated effective April 1, 1999 (incorporated by reference to Exhibit 99.2 to our Form S-8 filed April 26, 2004).*

NO.		DESCRIPTION

(10	.4.2)	Amendment No. 2 to Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as restated effective April 1, 1999 (incorporated by reference to Exhibit 99.3 to our Form S-8 filed April 26, 2004).*
(10	.4.3)	Amendment No. 3 to Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as restated effective April 1, 1999 (incorporated by reference to Exhibit 99.4 to our Form S-8 filed April 26, 2004).*
(10	.4.4)	Amendment No. 4 to Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as restated effective April 1, 1999 (incorporated by reference to Exhibit 99.5 to our Form S-8 filed April 26, 2004).*
(10	.4.5)	Amendment No. 5 to Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as restated effective April 1, 1999 (incorporated by reference to Exhibit 99.6 to our Form S-8 filed April 26, 2004).*
(10	.4.6)	Amendment No. 6 to Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as restated effective April 1, 1999 (incorporated by reference to Exhibit 99.7 to our Form S-8 filed April 26, 2004).*
(10	.4.7)	Amendment No. 7 to Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as restated effective April 1, 1999 (incorporated by reference to Exhibit 99.8 to our Form S-8 filed April 26, 2004).*
(10	.4.8)	Amendment No. 8 to Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as restated effective April 1, 1999 (incorporated by reference to Exhibit 99.9 to our Form S-8 filed April 26, 2004).*
(10.5)		Supplemental Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as restated effective January 1, 2000 (incorporated by reference to Exhibit 99.2 to our Form S-8 filed November 16, 1999).*
(10	.5.1)	Correcting Amendment to supplemental Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as restated effective January 1, 2000 (incorporated by reference to Exhibit 99.11 to our Form S-8 filed April 26, 2004).*
(10	.5.2)	Amendment No. 1 to Supplemental Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as restated effective January 1, 2000 (incorporated by reference to Exhibit 99.12 to our Form S-8 filed April 26, 2004).*
(10	.5.3)	Amendment No. 2 to Supplemental Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as restated effective January 1, 2000 (incorporated by reference to Exhibit 99.13 to our Form S-8 filed April 26, 2004).*
(10	.5.4)	Amendment No. 3 to Supplemental Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as restated effective January 1, 2000 (incorporated by reference to Exhibit 99.14 to our Form S-8 filed April 26, 2004).*
(10.6)		Trinity Industries, Inc. Supplemental Profit Sharing and Deferred Director Fee Trust dated March 31, 1999 (incorporated by reference to Exhibit 10.7 of Registration Statement No. 333-117526 filed July 21, 2004).*
(10	.6.1)	Amendment No. 1 to the Trinity Industries, Inc. Supplemental Profit Sharing and Deferred Director Fee Trust dated December 27, 2000 (incorporated by reference to Exhibit 10.7.1 of Registration Statement No. 333-117526 filed July 21, 2004).*
(10.7)		Supplemental Retirement Plan dated April 1, 1995, as amended by Amendment No. 1 dated September 14, 1995 and Amendment No. 2 dated May 6, 1997 (incorporated by reference to Exhibit 10.8 of Registration Statement No. 333-117526 filed July 21, 2004).*
(10	.7.1)	Amendment No. 3 effective April 1, 1999 to the Supplemental Retirement Plan of Trinity Industries, Inc. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).*
(10	.7.2)	Amendment No. 4 effective January 1, 2004 to the Supplemental Retirement Plan of Trinity Industries, Inc. (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).*
(10.8)		Trinity Industries, Inc. Deferred Plan for Director Fees, as amended (incorporated by reference to Exhibit 10.9 of Registration Statement No. 333-117526 filed July 21, 2004).*

NO.		DESCRIPTION

(10.9)		Deferred Compensation Trust of Trinity Industries, Inc. and Certain Affiliates effective January 1, 2002 (incorporated by reference to Exhibit 10.10 of Registration Statement No. 333-117526 filed July 21, 2004).*
(10.10)		Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to Registration Statement No. 333-77735 filed May 4, 1999).*
(10	.10.1)	Amendment No. 1 to the Trinity Industries, Inc. 1998 Stock Option Plan and Incentive Plan (incorporated by reference to Exhibit 10.12.1 to our Form 10-K filed March 20, 2002).*
(10	.10.2)	Amendment No. 2 to the Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to 10.12.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).*
(10.11)		Trinity Industries, Inc. 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Form S-8 Registration Statement filed by Trinity Industries, Inc. on May 11, 2004).*
(10	.11.1)	Form of Notice of Grant of Stock Options and Non-Qualified Option Agreement with Non-Qualified Stock Option Terms and Conditions as of September 8, 2004 (filed herewith).*
(10	.11.2)	Form of Notice of Grant of Stock Options and Incentive Stock Option Agreement with the Incentive Stock Option Terms and Conditions as of September 8, 2004 (filed herewith).*
(10	.11.3)	Form of Restricted Stock Grant Agreement (filed herewith).*
(10	.11.4)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (filed herewith).*
(10	.11.5)	Form of Restricted Stock Unit Agreement for Non-Employee Directors (filed herewith).*
(10.12)		Supplemental Retirement and Director Retirement Trust of Trinity Industries, Inc. (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).*
(10.13)		Form of Deferred Compensation Plan and Agreement as amended and restated entered into between Trinity Industries, Inc. and certain officers of Trinity Industries, Inc. or its subsidiaries (incorporated by reference to Exhibit 10.13 to our Form 10-K filed March 20, 2002).*
(10.14)		Trinity Industries, Inc. Short-Term Management Incentive Plan (incorporated by reference to Exhibit A to our proxy statement dated June 19, 2000).*
(10.15)		Equipment Lease Agreement (TRL 1 2001-1A) dated as of May 17, 2001 between TRLI-1A Railcar Statutory Trust, lesser, and Trinity Rail Leasing I L.P., lessee (incorporated by reference to Exhibit 10.16 to our Form 10-K for the fiscal year ended March 31, 2001).
(10	.15.1)	Participation Agreement (TRL 1 2001-1A) dated as of May 17, 2001 among Trinity Rail Leasing I L.P., lessee, et. al. (incorporated by reference to Exhibit 10.16.1 to our Form 10-K filed March 20, 2002).
(10	.15.2)	Equipment Lease Agreement (TRL 1 2001-1B) dated as of July 12, 2001 between TRL 1 2001-1B Railcar Statutory Trust, lessor, and Trinity Rail Leasing I L.P., lessee (incorporated by reference to Exhibit 10.16.2 to our Form 10-K filed March 20, 2002).
(10	.15.3)	Participation Agreement (TRL 1 2001-1B) dated as of May 17, 2001 among Trinity Rail Leasing I L.P., lessee, et. al. (incorporated by reference to Exhibit 10.16.3 to our Form 10-K filed March 20, 2002).
(10	.15.4)	Equipment Lease Agreement (TRL 1 2001-1C) dated as if December 28, 2001 between TRL 1 2001-1C Railcar Statutory Trust, lessor, and Trinity Rail Leasing 1 L.P., lessee (incorporated by reference to Exhibit 10.16.4 to our Form 10-K filed March 20, 2002).
(10	.15.5)	Participation Agreement (TRL 1 2001-1C) dated as of December 28, 2001 among Trinity Rail Leasing 1 L.P., lessee, et. al. (incorporated by reference to Exhibit 10.16.5 to our Form 10-K filed March 20, 2002).
(10.16)		Equipment Lease Agreement (TRL III 2003-1A) dated as of November 12, 2003 between TRL III-1A Railcar Statutory Trust, lessor, and Trinity Rail Leasing III L.P., lessee (incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).
(10	.16.1)	Participation Agreement (TRL III 2003-1A) dated as of November 12, 2003 between TRL III-1A among Trinity Rail Leasing III L.P., lessee, et. al. (incorporated by reference to Exhibit 10.10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).

NO.		DESCRIPTION

(10	.16.2)	Equipment Lease Agreement (TRL III 2003-1B) dated as of November 12, 2003 between TRL III-1B Railcar Statutory Trust, lessor, and Trinity Rail Leasing III L.P., lessee, (incorporated by reference to Exhibit 10.10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).
(10	.16.3)	Participation Agreement (TRL III 2003-1B) dated as of November 12, 2003 between TRL III-1B among Trinity Rail Leasing III L.P., lessee, et. al. (incorporated by reference to Exhibit 10.10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).
(10	.16.4)	Equipment Lease Agreement (TRL III 2003-1C) dated as of November 12, 2003 between TRL III-1C Railcar Statutory Trust, lessor, and Trinity Rail Leasing III L.P., lessee (incorporated by reference to Exhibit 10.10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).
(10	.16.5)	Participation Agreement (TRL III 2003-1C) dated as of November 12, 2003 between TRL III-1C among Trinity Rail Leasing III L.P., lessee, et. al. (incorporated by reference to Exhibit 10.10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).
(10.17)		Equipment Lease Agreement (TRL IV 2004-1A) between TRL IV 2004-1A Statutory Trust, lessor, and Trinity Rail Leasing IV L.P., lessee (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).
(10	.17.1)	Participation Agreement (TRL IV 2004-1A) among Trinity Rail Leasing IV, L.P., lessee, et. al (incorporated by reference to Exhibit 10.1.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).
(10.18)		Amended and Restated Credit Agreement dated as of March 10, 2004 among Trinity Industries, Inc, as Borrower, JP Morgan Chas Bank, individually as a Lender and Issuing Bank and as Administrative Agent, and Dresdner Bank AG, New York and Grand Cayman Branches and The Royal Bank of Scotland plc., each individually as a Lender and collectively as Syndication Agents, and certain other Lenders party thereto from time to time (incorporated by reference to Exhibit 10.18 of Registration Statement No. 333-117526 filed July 21, 2004).
(10.19)		Warehouse Loan Agreement dated as of June 27, 2002 among Trinity Industries Leasing Company, Trinity Rail Leasing Trust II, the Borrower, Credit Suisse First Boston, New York Branch, as Agent, and the Lenders party thereto from time to time (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed August 12, 2002).
(10	.19.1)	Amendment No. 1 to the Warehouse Loan Agreement dated as of June 27, 2003, amending the Warehouse Loan Agreement dated June 27, 2002 (incorporated by reference to Exhibit 10.18.1 of our Form 10-Q filed November 6, 2003).
(10	.19.2)	Amendment No. 2 to the Warehouse Loan Agreement dated as of July 29, 2003, amending the Warehouse Loan Agreement dated June 27, 2002 (incorporated by reference to Exhibit 10.18.2 of our Form 10-Q filed November 6, 2003).
(10	.19.3)	Amendment No. 3 to the Warehouse Loan Agreement dated as of August 29, 2003, amending the Warehouse Loan Agreement dated June 27, 2002 (incorporated by reference to Exhibit 10.18.3 of our Form 10-Q filed November 6, 2003).
(10	.19.4)	Amendment No. 4 to the Warehouse Loan Agreement, amending the Warehouse Loan Agreement dated June 27, 2002 (incorporated by reference to Exhibit 10.17.4 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).
(10	.19.5)	Amendment No. 5 to the Warehouse Loan Agreement, amending the Warehouse Loan Agreement dated June 27, 2002 (incorporated by reference to Exhibit 10.17.5 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).
(10	.19.6)	Amendment No. 6 to the Warehouse Loan Agreement, amending the Warehouse Loan Agreement dated June 27, 2002 (incorporated by reference to Exhibit 10.17.6 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).
(10	.19.7)	Amendment No. 7 to the Warehouse Loan Agreement, amending the Warehouse Loan Agreement dated June 27, 2002 (incorporated by reference to Exhibit 10.17.7 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

NO.	DESCRIPTION

(10.20)	Agreement and Plan of merger dated as of August 13, 2001 by and among Trinity Industries, Inc., TCMC Acquisition Corp., Thrall Car Manufacturing Company and Thrall Car Management Company, Inc. together with the form of Stockholder’s Agreement and Registration Rights Agreement attached thereto as exhibits (incorporated by reference to Exhibit 2.1 to our Form 8-K filed August 16, 2001).
(10.21)	Non-qualified Stock Option Agreement dated October 26, 2001 between Michael F. Flannery and the Company (incorporated by reference to Exhibit 10.20 to our Form 10-K for the fiscal year 2002).*
(10.22)	Executive Transition, Non-Compete and Release between the Company and Michael F. Flannery (filed herewith).*
(10.23)	Retirement Transition Agreement between the Company and Jim S. Ivy (filed herewith).*
(10.24)	Retirement Transition Agreement between the Company and John L. Adams (filed herewith).*
(10.25)	Perquisite Plan beginning January 1, 2004 in which the Company’s Executive Officers participate (filed herewith).*
(12)	Computation of Ratio of Earnings to Fixed Charges (filed herewith).
(21)	Listing of subsidiaries of Trinity Industries, Inc. (filed herewith).
(23)	Consent of Ernst & Young LLP (contained on page 69 of this document and filed herewith).
31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer
31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer
32.1	Certification pursuant to 18U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts and compensatory plan arrangements.