Form 10-Q
period 2005-03-31
TRINITY INDUSTRIES INC
filed 2005-05-04
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___.

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

     At April 29, 2005 there were 47,832,021 shares of the Registrant’s common stock outstanding.

TRINITY INDUSTRIES, INC.

FORM 10-Q

	Caption	Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

SIGNATURES		23

CERTIFICATIONS
Summary of Changes Being Made to Profit Sharing 401(K) Plan for Employees
Form of Restricted Stock Unit Agreement
rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer
rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer
Certificaiton Pursuant to 18 U.S. C., Section 1350
Certificaiton Pursuant to 18 U.S. C., Section 1350

Item 1. Financial Statements

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended March 31,
	2005	2004
	(unaudited)
	(in millions except per share amounts)
Revenues	$646.9	$454.9
Operating costs:
Cost of revenues	582.7	425.1
Selling, engineering and administrative expenses	46.3	36.3

	629.0	461.4

Operating profit (loss)	17.9	(6.5)

Other (income) expense:
Interest income	(0.5)	(0.2)
Interest expense	10.4	10.1
Other, net	(1.6)	0.1

	8.3	10.0

Income (loss) before income taxes	9.6	(16.5)

Provision (benefit) for income taxes	3.6	(5.7)

Net income (loss)	6.0	(10.8)

Dividends on Series B preferred stock	(0.8)	(0.8)

Net income (loss) applicable to common shareholders	$5.2	$(11.6)

Net income (loss) applicable to common shareholders per common share:
Basic	$0.11	$(0.25)

Diluted	$0.11	$(0.25)

Weighted average number of shares outstanding:
Basic	47.0	46.2
Diluted	47.8	46.2

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2005	2004
	(unaudited)	(as reported)
	(in millions)
Assets
Cash and cash equivalents	$113.7	$182.3

Receivables, net of allowance	281.8	214.2

Inventories:
Raw materials and supplies	275.0	248.0
Work in process	117.0	100.0
Finished goods	56.4	54.3

	448.4	402.3

Property, plant and equipment, at cost	1,578.8	1,520.9
Less accumulated depreciation	(719.2)	(710.0)

	859.6	810.9

Goodwill	420.4	420.4

Other assets	168.7	180.1

	$2,292.6	$2,210.2

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$535.3	$511.7

Debt:
Recourse	435.8	475.3
Non-recourse	134.4	42.7

	570.2	518.0

Deferred income	46.6	47.2
Other liabilities	64.1	62.2

	1,216.2	1,139.1

Series B redeemable convertible preferred stock, no par value, $0.1 liquidation value	58.3	58.2

Stockholders’ equity:

Preferred stock – 1.5 shares authorized and unissued	—	—

Common stock –shares authorized – 100.0; shares issued and outstanding at March 31, 2005 - 50.9; at December 31, 2004 – 50.9	50.9	50.9

Capital in excess of par value	432.6	432.6

Retained earnings	628.6	626.2

Accumulated other comprehensive loss	(23.1)	(25.3)

Treasury stock – at March 31, 2005 – 3.1 shares; at December 31, 2004 – 3.1 shares	(70.9)	(71.5)

	1,018.1	1,012.9

	$2,292.6	$2,210.2

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements Cash Flows

	Three Months Ended March 31,
	2005	2004
	(unaudited)
	(in millions)
Operating activities:
Net income (loss)	$6.0	$(10.8)
Adjustments to reconcile net income (loss) to net cash required by operating activities:
Depreciation and amortization	20.7	22.1
Deferred income taxes	3.6	(5.7)
Gain on sale of property, plant, equipment and other assets	(1.6)	(0.6)
Other	(6.5)	0.5
Changes in assets and liabilities:
Increase in receivables	(67.6)	(37.5)
Increase in inventories	(46.1)	(16.8)
Decrease (increase) in other assets	11.3	(6.8)
Increase (decrease) in accounts payable and accrued liabilities	24.0	(15.2)
Decrease in other liabilities	(3.0)	(0.9)

Net cash required by operating activities	(59.2)	(71.7)

Investing activities:
Proceeds from sale of property, plant, equipment and other assets	16.7	4.1
Capital expenditures – lease subsidiary	(67.8)	(31.8)
Capital expenditures – other	(6.4)	(5.0)
Payment for purchase of acquisitions, net of cash acquired	—	(15.7)
Sale of investment in equity trust	—	8.5

Net cash required by investing activities	(57.5)	(39.9)

Financing activities:
Issuance of common stock	0.1	6.5
Payments to retire debt	(40.5)	(177.6)
Proceeds from issuance of debt	92.7	392.2
Dividends paid to common shareholders	(2.8)	(2.8)
Dividends paid to preferred shareholders	(1.4)	(1.4)

Net cash provided by financing activities	48.1	216.9

Net (decrease) increase in cash and cash equivalents	(68.6)	105.3
Cash and cash equivalents at beginning of period	182.3	46.0

Cash and cash equivalents at end of period	$113.7	$151.3

Interest paid for the three months ended March 31, 2005 and 2004 was $17.3 million and $10.7 million, respectively. Taxes paid, net of refunds received, were $0.9 million and $4.0 million for the three months ended March 31, 2005 and 2004, respectively.

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Three Months Ended March 31,
	2005	2004
	(unaudited)
	(in millions, except par value
	and dividend per share)
Common Stock (par value $1.00)
Balance, beginning and end of period	$50.9	$50.9

Capital in Excess of Par Value
Balance, beginning of period	432.6	434.7
Restricted shares issued	—	(0.1)
Stock options exercised	—	(3.1)

Balance, end of period	432.6	431.5

Retained Earnings
Balance, beginning of period	600.9	622.6

Net income (loss)	6.0	(10.8)
Other comprehensive income (loss):
Currency translation adjustments, net of tax	2.2	0.1
Unrealized loss on derivative financial instruments, net of tax	—	(0.4)

Comprehensive net income (loss)	8.2	(11.1)

Dividends on Common Stock ($0.06 per common share)	(2.8)	(2.8)
Dividends on Series B preferred stock	(0.8)	(0.8)

Balance, end of period	605.5	607.9

Treasury Stock
Balance, beginning of period	(71.5)	(104.4)
Restricted shares issued	0.5	0.6
Stock options exercised	0.1	9.6

Balance, end of period	(70.9)	(94.2)

Total Stockholders’ Equity	$1,018.1	$996.1

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

     The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. (“Trinity” or the “Company”). In the opinion of management, all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of March 31, 2005 and the results of operations for the three-month periods ended March 31, 2005 and 2004, and cash flows for the three-month periods ended March 31, 2005 and 2004, in conformity with generally accepted accounting principles, have been made. Because of seasonal and other factors, the results of operations for the three-month period ended March 31, 2005 may not be indicative of expected results of operations for the year ending December 31, 2005. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2004.

Stock Based Compensation

     The Company has elected to apply the accounting provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its interpretations and, accordingly, no compensation expense has been recorded for the stock options. The effect of computing compensation expense in accordance with Statement of Accounting Standards No. 123, “Accounting for Stock Based Compensation,” using the Black-Scholes option pricing method for the three months ended March 31, 2005 and 2004 is shown in the accompanying table.

	Three Months Ended
	March 31,
	2005	2004
	(in millions)
Pro forma
Net income (loss) applicable to common shareholders, as reported	$5.2	$(11.6)

Add: Stock compensation expense related to restricted stock, net of related income tax effect	0.5	0.5

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(1.1)	(1.2)

Pro forma net income (loss) applicable to common shareholders	$4.6	$(12.3)

Pro forma net income (loss) applicable to common shareholders per diluted share	$0.10	$(0.27)

Net income (loss) applicable to common shareholders per diluted share – as reported	$0.11	$(0.25)

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is currently the beginning of the next fiscal year that begins after June 15, 2005, which is the first quarter of the Company’s year ending December 31, 2006. The Company currently expects to adopt SFAS 123R using the “modified prospective” method. Under the modified prospective method, compensation expense is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Financial information for periods prior to the date of adoption of SFAS 123R would not be restated. The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to use other models, the Company has not yet determined which model will be used to measure the fair value of awards of equity instruments to employees upon the adoption.

     The impact of SFAS 123R on the Company’s results of operations cannot be predicted at this time, because it will depend on the number of equity awards granted in the future, as well as the model and assumptions used to value the awards.

     SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. Future amounts cannot be estimated because they depend on, among other things, when employees exercise stock options. However, the amounts recognized in prior periods for such excess tax deductions were not material for the three month periods ended March 31, 2005 and 2004.

Net Income (Loss) Applicable to Common Shareholders

     Diluted net income applicable to common shareholders is based on the weighted average shares outstanding plus the dilutive impact of stock options and Series B preferred stock. Basic net income applicable to common shareholders is based on the weighted average number of common shares outstanding for the period. The numerator for both basic and diluted net income (loss) applicable to common shareholders is net income (loss), adjusted for dividends on the Series B preferred stock in 2005 and 2004. The difference between the denominator in the basic calculation and the denominator in the diluted calculation for the three months ended March 31, 2005 was attributable to the effect of employee stock options. Employee stock options were antidilutive for the three months ended March 31, 2004. The assumed conversion of the Series B preferred stock was antidilutive for all periods presented and therefore not considered in the diluted net income (loss) per common share calculation.

Note 2. Segment Information

     The Company reports operating results in the following business segments: (1) the Rail Group, which manufactures and sells railcars and component parts; (2) the Construction Products Group, which manufactures and sells highway safety products, concrete and aggregates, girders and beams used in the construction of highway and railway bridges, and weld fittings used in pressure piping systems; (3) the Inland Barge Group, which manufactures and sells barges and related products for inland waterway services; (4) the Industrial Products Group, which manufactures and sells tank heads and pressure and non-pressure containers for the storage and transportation of liquefied gases and other liquid and dry products; and (5) the Railcar Leasing and Management Services Group, which provides fleet management, maintenance and leasing services. Finally, All Other includes the Company’s captive insurance and transportation companies, structural towers, and other peripheral businesses.

     Sales and related profits from the Rail Group to Railcar Leasing and Management Services Group are recorded in Rail Group and eliminated in consolidation. Sales of railcars from the lease fleet are included in the Railcar Leasing and Management Services Group. Sales between groups are recorded at prices comparable to those charged to external customers.

Three Months Ended March 31, 2005

				Operating
	Revenues			Profit
	Outside	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$361.8	$72.6	$434.4	$8.8
Construction Products Group	142.8	0.3	143.1	6.7
Inland Barge Group	44.9	—	44.9	(3.4)
Industrial Products Group	33.5	2.2	35.7	4.6
Railcar Leasing and Management Services Group	52.5	—	52.5	13.6
All Other	11.4	9.0	20.4	(1.3)
Corporate	—	—	—	(6.6)
Eliminations	—	(84.1)	(84.1)	(4.5)

Consolidated Total	$646.9	$—	$646.9	$17.9

Three Months Ended March 31, 2004

				Operating
	Revenues			Profit
	Outside	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$225.2	$35.7	$260.9	$(3.6)
Construction Products Group	120.0	0.1	120.1	2.0
Inland Barge Group	43.3	—	43.3	(5.7)
Industrial Products Group	30.4	1.4	31.8	0.8
Railcar Leasing and Management Services Group	35.1	—	35.1	9.6
All Other	0.9	6.7	7.6	1.3
Corporate	—	—	—	(7.6)
Eliminations	—	(43.9)	(43.9)	(3.3)

Consolidated Total	$454.9	$—	$454.9	$(6.5)

Note 3. Property, Plant and Equipment

     The following table summarizes the components of property, plant and equipment as of March 31, 2005 and December 31, 2004.

	March 31,	December 31,
	2005	2004
	(in millions)
Corporate/Manufacturing:
Property, plant and equipment	$886.8	$885.2
Less accumulated depreciation	(596.9)	(589.6)

	289.9	295.6

Leasing:
Property, plant and equipment	692.0	635.7
Less accumulated depreciation	(122.3)	(120.4)

	569.7	515.3

	$859.6	$810.9

Note 4. Warranties

     The Company provides for the estimated cost of product warranties at the time revenue is recognized and assesses the adequacy of the resulting reserves on a quarterly basis. The change in the accruals for warranties for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended
	March 31,
	2005	2004
	( in millions)
Beginning balance	$19.3	$23.0
Additions	3.4	2.5
Reductions	(1.5)	(5.9)

Ending balance	$21.2	$19.6

Note 5. Debt

     The following table summarizes the components of debt as of March 31, 2005 and December 31, 2004.

	March 31,	December 31,
	2005	2004
	(in millions)
Corporate/Manufacturing – Recourse:
Revolving commitment	$—	$—
Senior Notes	300.0	300.0
Other	5.7	5.3

	305.7	305.3

Leasing – Recourse
Equipment trust certificates	130.1	170.0

	130.1	170.0

	435.8	475.3

Leasing – Non-recourse
Warehouse facility	134.4	42.7

	134.4	42.7

Total debt	$570.2	$518.0

     In April 2005, the $250 million revolving credit facility was extended and expanded to provide for a five-year, $350 million secured revolving credit facility. Two of the financial covenants, the asset coverage ratio and the capital expenditures limitation, were eliminated, while the permitted leverage ratio was increased. At March 31, 2005, there were no borrowings under the revolving credit facility.

     Trinity Industries Leasing Company (“TILC”), through a wholly owned and consolidated business trust, has $134.4 million outstanding of a $300 million non-recourse warehouse facility to finance or refinance railcars acquired or owned by TILC. The warehouse facility matures in August 2005 and unless renewed, outstanding borrowings would be payable in three equal installments in February 2006, August 2006, and February 2007. Advances under the facility bear interest at LIBOR plus a margin (for an all in rate of 4.09% at March 31, 2005). At March 31, 2005, $165.6 million was available under this facility.

     Terms and conditions of other debt are described in the Annual Report.

     The remaining principal payments under existing debt agreements as of March 31, 2005 are as follows:

	Remaining
	nine months
	of 2005	2006	2007	2008	2009	Thereafter
	(in millions)
Recourse:
Corporate/Manufacturing	$0.9	$0.8	$0.5	$0.1	$—	$303.4
Leasing – equipment trust certificates (Note 6)	—	10.3	43.5	14.2	62.1	—

Non-recourse:
Leasing –warehouse facility (Note 6)	1.6	88.5	44.3	—	—	—

Total principal payments	$2.5	$99.6	$88.3	$14.3	$62.1	$303.4

Note 6. Railcar Leasing and Management Services Group

     The Railcar Leasing and Management Services Group (Leasing Group) provides fleet management, maintenance and leasing services. Selected combined financial information for the Leasing Group is as follows:

	March 31,	December 31,
	2005	2004
	(in millions)
Balance Sheet
Cash	$10.1	$7.2
Leasing equipment
Machinery	33.3	33.3
Equipment on lease	658.7	602.4

	692.0	635.7
Less accumulated depreciation	(122.3)	(120.4)

	569.7	515.3

Restricted assets	50.8	65.5

Debt
Recourse	130.1	170.0
Non-recourse	134.4	42.7

	Three Months Ended
	March 31,
	2005	2004
	(in millions)
Statement of Operations
Revenues	$52.5	$35.1
Operating profit	$13.6	$9.6

     Interest expense, which is not a component of operating profit, was $4.3 million and $4.6 million for the three months ended March 31, 2005 and 2004, respectively.

     Equipment consists primarily of railcars leased by third parties. The Leasing Group enters into lease contracts with third parties with terms generally ranging between one and twenty years, wherein equipment manufactured by Trinity is leased for a specified type of service over the term of the lease. The Company primarily enters into operating leases. Future minimum rental revenues on leases in each year are (in millions): the remaining nine months of 2005 — $83.7; 2006 — $101.8; 2007 — $89.3; 2008 — $73.0; 2009 — $59.7 and $286.6 thereafter. Leasing Group equipment with a net book value of $471.4 million is pledged as collateral for debt.

     The Leasing Group’s debt consists of both recourse and non-recourse debt. See Note 5 for maturities of the debt.

Note 7. Other, Net

     Other, net consists of other (income) expense of the following items:

	Three Months Ended
	March 31,
	2005	2004
	(in millions)
Gain on sale of property, plant and equipment	$(1.6)	$(0.6)
Foreign currency exchange transactions	(0.2)	0.8
Loss on equity investments	0.3	—
Other	(0.1)	(0.1)

Other, net	$(1.6)	$0.1

Note 8. Benefit Plans

     The following table summarizes the components of net periodic pension cost for the Company:

	Three Months Ended
	March 31,
	2005	2004
	(in millions)
Service cost	$2.6	$2.5
Interest	4.2	3.7
Expected return on assets	(4.3)	(3.8)
Amortization and deferral	0.7	0.3
Profit sharing	1.4	0.9

Net expense	$4.6	$3.6

     The Company contributed $1.1 million to the Company’s defined benefit pension plans for the three month period ended March 31, 2005. No contributions were made to the Company’s defined benefit pension plans for the three month period ended March 31, 2004. Total contributions to the Company’s pension plans in 2005 are expected to be approximately $5.4 million.

Note 9. Contingencies

     Barge Litigation

     The Company and its wholly owned subsidiary, Trinity Marine Products, Inc. (“TMP”), and certain material suppliers and others, are named as co-defendants in two separate lawsuits alleging same or similar causes of action related to defects in coating materials supplied by a co-defendant and coatings selection, application and workmanship by TMP. In one of the cases filed by Waxler Transportation Company, Inc. (“Waxler”), the plaintiff has petitioned the court for certification of a class which, if certified by the court, could increase the total number of barges involved in that case. Absent certification of the class, the current class representative owns four tank barges sold at an average price of approximately $1.4 million. Legal counsel for the Company and TMP has advised that factual disputes exist regarding the legal merits of class certification. The other case filed by Marquette Transportation Company and Iowa Fleeting Services, Inc. (“Marquette”), involves 84 hopper barges sold at an average price of approximately $280,000. In each case discovery has yet to be concluded and neither case is set for trial. The plaintiffs seek both compensatory and punitive damages and/or rescission of the barge purchase contracts. Independent experts investigating the claims have expressed the opinion that the plaintiffs’ assertion the coating applied to the barges is a food source for microbiologically influenced corrosion is without merit. Factual disputes concerning the allegations of the cause, nature, and extent of alleged corrosion in the barges exist between the parties. The Company and TMP are defending these cases vigorously.

     In April 2005 the Company and TMP settled a case involving tank barges. Under the terms of the settlement agreement the plaintiff and Trinity Marine Leasing, Inc. (the barge leasing subsidiary of the Company) will enter into a sale and lease-back of a limited number of tank barges coupled with a sale by TMP to the plaintiff of a like number of new barges. In a separate mediation conducted in April 2005, the Company and TMP reached an agreement in principle resolving a barge case involving hopper barges. The terms of this agreement in principle provide for a purchase by Trinity Marine Leasing, Inc. of certain barges owned by plaintiff and plaintiff’s payment to TMP of the plaintiff’s outstanding receivable.

     In the April 2005 mediation the Company and TMP also reached an agreement in principle resolving a separate declaratory judgment l proceeding filed by the Company and TMP seeking declaration by the Court of the Company’s and TMP’s obligations related to allegations of certain barge owners regarding tank barge exterior coatings and coatings application and TMP’s rights and remedies relative to an insurance policy in which TMP was named as an additional insured (which policy is applicable to the coatings on the subject tank barges). The tank barge owners’ response pleading seeking actual and punitive damages was also resolved.

     For the agreements noted above and unrelated barge warranty matters, a provision of $3.3 million was recorded during the three month period ended March 31, 2005.

     Other Litigation

     A subsidiary of the Company, Transit Mix Concrete and Materials Company, Inc. (“Transit Mix”), is named as a defendant in a case involving the death of an employee of an independent contractor following an accident that occurred while the decedent was working at a Transit Mix facility. Following a jury verdict in favor of the plaintiff, the presiding judge entered a final judgment that together with fees, costs and judgment interest now totals $39.9 million. This case has been appealed by Transit Mix and its insurers. Management believes liability in this case, if any, exceeding $3.0 million, will be covered by insurance. The appellate court has informed the parties that the appeal is stayed pending further mediation between the parties.

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

     The Company is involved in various proceedings relating to environmental matters. The Company has reserved $10.3 million to cover probable and estimable liabilities of the Company with respect to investigation and remedial response to such matters, taking into account currently available information and the Company’s contractual rights to indemnification. However, estimates of future remedial response costs are necessarily imprecise. Accordingly, there can be no assurance that the Company will not become involved in future environmental litigation or other proceedings or, if the Company were found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company.

Note 10. Financial Statements for Guarantors of the Senior Notes

     On March 10, 2004, $300,000,000 of Senior Notes due 2014 were issued by Trinity Industries, Inc. (Parent) which includes the corporate operations and certain operations of the Construction Products Group and the Industrial Products Group. The Senior Notes are fully and unconditionally and jointly and severally guaranteed by certain of Trinity’s wholly owned subsidiaries: Transit Mix Concrete & Material Company, Trinity Industries Leasing Company, Trinity Marine Products, Inc., Trinity Rail Group, LLC, Thrall Trinity Freight Car, Inc., Trinity Tank Car, Inc., and Trinity Rail Components and Repair, Inc. No other subsidiaries guarantee the Senior Notes. As of March 31, 2005, assets held by the non guarantor subsidiaries include $50.8 million of restricted assets that are not available for distribution to the Parent, $179.3 million of assets securing certain debt held by the non guarantor subsidiaries, and $285.4 million of assets located in foreign locations.

Statement of Operations
For the Three Months Ended March 31, 2005

			Combined
		Combined	Non
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$104.2	$363.9	$216.2	$(37.4)	$646.9
Cost of sales	90.8	319.7	209.6	(37.4)	582.7
Selling, engineering and administrative expenses	13.5	22.1	10.7	—	46.3

	104.3	341.8	220.3	(37.4)	629.0

Operating profit (loss)	(0.1)	22.1	(4.1)	—	17.9
Other (income) expense:
Interest income	0.8	(1.1)	(0.2)	—	(0.5)
Interest expense	8.9	4.6	(3.1)	—	10.4
Equity in earnings of subsidiaries	(9.5)	(2.9)	—	12.4	—
Other, net	0.1	(0.2)	(1.5)	—	(1.6)

	0.3	0.4	(4.8)	12.4	8.3

Income (loss) before income taxes	(0.4)	21.7	0.7	(12.4)	9.6
Provision (benefit) for income taxes	(6.4)	9.1	0.9	—	3.6

Net income (loss)	$6.0	$12.6	$(0.2)	$(12.4)	$6.0

Statement of Operations
For the Three Months Ended March 31, 2004

			Combined
		Combined	Non
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$50.7	$252.5	$161.1	$(9.4)	$454.9
Cost of sales	40.9	232.0	161.6	(9.4)	425.1
Selling, engineering and administrative expenses	10.4	15.5	10.4	—	36.3

	51.3	247.5	172.0	(9.4)	461.4

Operating profit (loss)	(0.6)	5.0	(10.9)	—	(6.5)
Other (income) expense:
Interest income	0.7	(1.0)	0.1	—	(0.2)
Interest expense	9.2	5.8	(4.9)	—	10.1
Equity in earnings of subsidiaries	4.1	—	—	(4.1)	—
Other, net	(0.4)	(0.2)	0.7	—	0.1

	13.6	4.6	(4.1)	(4.1)	10.0

Income (loss) before income taxes	(14.2)	0.4	(6.8)	4.1	(16.5)
Provision (benefit) for income taxes	(3.4)	1.0	(3.3)	—	(5.7)

Net income (loss)	$(10.8)	$(0.6)	$(3.5)	$4.1	$(10.8)

Balance Sheet
March 31, 2005

			Combined
		Combined	Non
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash	$74.9	$—	$38.8	$—	$113.7
Accounts receivable	56.4	166.9	58.5	—	281.8
Inventory	71.6	231.1	145.7	—	448.4
Property and equipment, net	49.7	303.4	506.5	—	859.6
Investments in subsidiaries/ intercompany receivable (payable), net	1,223.7	(270.6)	43.3	(996.4)	—
Other	167.1	352.2	171.5	(101.7)	589.1

	$1,643.4	$783.0	$964.3	$(1,098.1)	$2,292.6

Liabilities:
Accounts payable and accrued liabilities	$197.9	$196.8	$142.6	$(2.0)	$535.3
Deferred income	33.1	2.9	10.6	—	46.6
Other liabilities	31.0	119.1	13.7	(99.7)	64.1
Debt	305.0	130.1	135.1	—	570.2
Redeemable convertible preferred stock	58.3	—	—	—	58.3
Total stockholders’ equity	1,018.1	334.1	662.3	(996.4)	1,018.1

	$1,643.4	$783.0	$964.3	$(1,098.1)	$2,292.6

Balance Sheet
December 31, 2004

			Combined
		Combined	Non
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash	$138.3	$0.4	$43.6	$—	$182.3
Accounts receivable	57.1	98.1	59.0	—	214.2
Inventory	58.4	200.5	143.4	—	402.3
Property and equipment, net	51.4	374.8	384.7	—	810.9
Investments in subsidiaries/ intercompany receivable (payable), net	1,181.8	(260.3)	60.3	(981.8)	—
Other	173.6	354.5	175.4	(103.0)	600.5

	$1,660.6	$768.0	$866.4	$(1,084.8)	$2,210.2

Liabilities:
Accounts payable and accrued liabilities	$219.8	$154.4	$137.5	$—	$511.7
Deferred income	33.5	3.0	10.7	—	47.2
Other liabilities	31.7	119.1	14.4	(103.0)	62.2
Debt	304.5	170.0	43.5	—	518.0
Redeemable convertible preferred stock	58.2	—	—	—	58.2
Total stockholders’ equity	1,012.9	321.5	660.3	(981.8)	1,012.9

	$1,660.6	$768.0	$866.4	$(1,084.8)	$2,210.2

Statement of Cash Flows
For the Three Months Ended March 31, 2005

			Combined
		Combined	Non
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (used) provided by operating activities	$(58.1)	$(28.9)	$27.8	$—	$(59.2)
Net cash (required) provided by investing activities	(1.7)	68.4	(124.2)	—	(57.5)
Net cash (required) provided by financing activities	(3.6)	(39.9)	91.6	—	48.1

Net (decrease) increase in cash and cash equivalents	(63.4)	(0.4)	(4.8)	—	(68.6)
Cash and equivalents at beginning of period	138.3	0.4	43.6	—	182.3

Cash and equivalents at end of period	$74.9	$—	$38.8	$—	$113.7

Statement of Cash Flows
For the Three Months Ended March 31, 2004

			Combined
		Combined	Non
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (used) provided by operating activities	$(83.6)	$(3.7)	$15.6	$—	$(71.7)
Net cash provided (required) by investing activities	3.0	3.2	(46.1)	—	(39.9)
Net cash provided (required) by financing activities	179.7	(0.1)	37.3	—	216.9

Net increase (decrease) in cash and cash equivalents	99.1	(0.6)	6.8	—	105.3
Cash and equivalents at beginning of period	31.5	1.0	13.5	—	46.0

Cash and equivalents at end of period	$130.6	$0.4	$20.3	$—	$151.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

     The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes thereto appearing elsewhere in this document.

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004 — Results of Operations

     Our consolidated net income for the three months ended March 31, 2005 was $6.0 million compared to a net loss of $10.8 million for the same period last year. Net income applicable to common shareholders for the three months ended March 31, 2005 was $5.2 million ($0.11 per diluted share) as compared to a net loss of $11.6 million ($0.25 per diluted share) for the three months ended March 31, 2004. The difference between net income and net income applicable to common shareholders for the three months ended March 31, 2005 and 2004 was the $0.8 million in accrued dividends and accreted discount costs on the Series B preferred stock.

     Revenues. Revenues were $646.9 million for the three months ended March 31, 2005 compared to $454.9 million for the three months ended March 31, 2004. The increase was primarily due to a significant increase in outside sales by the Rail Group. Additionally, the increase in revenues for the Construction Products Group was the result of increased market demand. The increased revenue from the Railcar Leasing and Management Services Group was the result of an increase in fleet sales, an increase in the size of the fleet, and an improvement in utilization.

     The following table reconciles the revenue amounts discussed under our operating segments with the consolidated total revenues.

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Revenues			Revenues
	Outside	Intersegment	Total	Outside	Intersegment	Total
	(in millions)
Rail Group	$361.8	$72.6	$434.4	$225.2	$35.7	$260.9
Construction Products Group	142.8	0.3	143.1	120.0	0.1	120.1
Inland Barge Group	44.9	—	44.9	43.3	—	43.3
Industrial Products Group	33.5	2.2	35.7	30.4	1.4	31.8
Railcar Leasing and Management Services Group	52.5	—	52.5	35.1	—	35.1
All Other	11.4	9.0	20.4	0.9	6.7	7.6
Eliminations	—	(84.1)	(84.1)	—	(43.9)	(43.9)

Consolidated Total	$646.9	$—	$646.9	$454.9	$—	$454.9

     Operating Profit (Loss)

	Three Months
	Ended
	March 31,
	2005	2004
	(in millions)
Rail Group	$8.8	$(3.6)
Construction Products Group	6.7	2.0
Inland Barge Group	(3.4)	(5.7)
Industrial Products Group	4.6	0.8
Railcar Leasing and Management Services Group	13.6	9.6
All Other	(1.3)	1.3
Corporate	(6.6)	(7.6)
Eliminations	(4.5)	(3.3)

Consolidated Total	$17.9	$(6.5)

     Operating profit increased $24.4 million to $17.9 million for the three months ended March 31, 2005 compared to a loss of $6.5 million for the same period in 2004. This increase is primarily the result of improved efficiencies due to increased volumes, an increase in the size and utilization of our lease fleet, and a significant decrease in expense related to losses on contracts resulting from increases in the prices of steel and other raw materials, offset by an increase in barge litigation costs.

     Other Income and Expense. Other income and expense included interest income, interest expense and other, net. Interest expense, net of interest income was $9.9 million for the three months ended March 31, 2005 and 2004. Interest income increased $0.3 million over the same period last year. This increase is primarily related to interest on short term investments. Interest expense increased $0.3 million over the same period last year, primarily due to an increase in debt balances associated with the warehouse facility, partially offset by the write-off of deferred loan fees of $1.2 million in the prior year in connection with early retirement of a term loan in March of 2004.

     Income Taxes. The current year effective tax rate of 37.7% was greater than the statutory rate of 35.0% due to the impact of foreign losses which have not been benefited as well as foreign losses with lower effective tax rates. The prior year effective tax rate of 34.7% was due to the absence of tax benefits on certain foreign losses.

Rail Group

	Three Months
	Ended
	March 31,
	2005	2004
	(in millions)
Revenues:
North American Rail	$366.4	$172.7
Europe Rail	34.6	55.8
Components	33.4	32.4

Total revenues	$434.4	$260.9

Operating profit (loss)	$8.8	$(3.6)
Operating profit (loss) margin	2.0%	(1.4)%

     Railcars shipped in North America increased 89.2% to approximately 5,300 cars during the three months ended March 31, 2005 compared to the same period in 2004, resulting in a revenue increase for the North American Rail operations of 112.2% over the same period last year. As of March 31, 2005, the North American backlog was approximately 17,300 cars, which is consistent with the backlog as of March 31, 2004.

     Revenues for the European operations decreased 38.0% over the same period in 2004 due to a 40.6% decrease in railcars shipped in Europe to approximately 450 cars. As of March 31, 2005, the European backlog was approximately 1,100 cars compared to 1,900 for the same date last year.

     The operating profit for the Rail Group increased $12.4 million, resulting in a profit of $8.8 million for the three months ended March 31, 2005 compared to the same period last year. Operating margins improved due to increased pricing and improved operating efficiencies, particularly in North American Rail. The three months ended March 31, 2005 included a loss provision of $0.9 million related to steel and component cost increases on certain contracts in our European operations compared to a loss provision of $2.7 million for the same period last year.

     In the three months ended March 31, 2005 railcar sales to the Railcar Leasing and Management Services Group included in the Rail Group results were $72.2 million compared to $34.2 million in the comparable period in 2004 with profit of $4.5 million compared to $3.3 million for the same period in 2004. Sales to the Railcar Leasing and Management Services Group and related profits are eliminated in consolidation.

Construction Products Group

	Three Months
	Ended
	March 31,
	2005	2004
	(in millions)
Revenues	$143.1	$120.1
Operating profit	$6.7	$2.0
Operating profit margin	4.7%	1.7%

     Revenues increased 19.2% for the three months ended March 31, 2005 compared to the same period in 2004. The increase in revenue is attributable to improved market demand. Additionally, increased raw material costs have resulted in higher sales prices which have increased overall revenues. The operating profit margin increase was the result of increased demand across all businesses as well as price increases and operational efficiencies.

Inland Barge Group

	Three Months
	Ended
	March 31,
	2005	2004
	(in millions)
Revenues	$44.9	$43.3
Operating loss	$(3.4)	$(5.7)
Operating loss margin	(7.6)%	(13.2)%

     Revenues increased $1.6 million for the three months ended March 31, 2005 compared to the same period in 2004. This was primarily due to an increase in sales of tank barges, offset by a decrease in hopper barge sales. Operating loss in the current quarter was $3.4 million, a decrease of $2.3 million compared to the $5.7 million operating loss for the same period last year. This improvement was primarily due to $4.6 million expense in the prior year for losses on contracts due to steel surcharges and operating efficiencies in the current year, offset by an increase in barge litigation and related costs. Barge litigation and related costs were $1.3 million and $1.0 million for the three months ended March 31, 2005 and 2004, respectively. Barge litigation settlements for the three months ended March 31, 2005 were $3.3 million

Industrial Products Group

	Three Months
	Ended
	March 31,
	2005	2004
	(in millions)
Revenues	$35.7	$31.8
Operating profit	$4.6	$0.8
Operating profit margin	12.9%	2.5%

     Revenues increased 12.3% for the three months ended March 31, 2005 compared to the same period in 2004. This increase of $3.9 million was primarily due to increased sales of heads used for tank car production and other railcar equipment in the United States as well as an increase in Mexico’s sales of portable cylinders, bobtails, and heads. The operating profit margin for the current quarter was higher than the same quarter last year due to favorable market conditions for heads products, increased activity for bobtails and heads from Mexico, as well as improved efficiencies on increased volume.

Railcar Leasing and Management Services Group

	Three Months
	Ended
	March 31,
	2005	2004
	(in millions)
Revenues:
Leasing and management	$38.0	$34.6
Lease fleet sales	14.5	0.5

Total revenues	$52.5	$35.1

Operating Profit:
Leasing and management	$9.5	$9.4

Lease fleet sales	4.1	0.2

Total operating profit	$13.6	$9.6

Operating profit margin	25.9%	27.4%

Fleet utilization	99.3%	98.3%

     Total revenues increased $17.4 million for the three months ended March 31, 2005 compared to the same period last year. This increase of 49.6% was due to lease fleet sales and increased rental revenues related to additions to the lease fleet and improved fleet utilization. Operating profit increased to $13.6 million for the three months ended March 31, 2005. This increase is primarily attributable to lease fleet sales.

     The Company continues to expand its lease fleet size. To fund the expansion of its lease fleet to meet market demand, the Leasing Group uses its non-recourse warehouse line to provide initial financing for a portion of the manufacturing costs of the cars. Subsequently, the Leasing Group generally obtains long-term financing for the cars in the lease fleet through long-term recourse debt such as equipment trust certificates or long-term non-recourse operating leases pursuant to sales/leaseback transactions.

     The decline in the Leasing Group operating profit margin in the first quarter was due to the refinancing of cars under the non-recourse warehouse facility with long-term, fixed rate, off-balance sheet, sale/leaseback financings in November 2003 and August 2004 which effectively converted interest expense (which is not deducted from operating profit) to lease expense (which is deducted from operating profit). The Company uses a non-GAAP measure to compare performance between periods. This non-GAAP measure is EBITDAR, which is Operating Profit of the Leasing Group plus depreciation and rental or lease expense. We use this measure to eliminate the costs resulting from financings. EBITDAR should not be considered as an alternative to operating profit or other GAAP financial measurements as an indicator of our operating performance. EBITDAR is shown below:

	Three Months
	Ended
	March 31,
	2005	2004
	(in millions)
Operating profit	$9.5	$9.4
Add: Depreciation and amortization	5.3	6.3
Rental expense	12.4	8.9

EBITDAR	$27.2	$24.6

EBITDAR margin	71.6%	71.1%

     The increase in EBITDAR for the three months ended March 31, 2005 was due to improved fleet utilization, higher average lease rates and an increase in the size of the fleet.

     As of March 31, 2005, the Leasing and Management Services Group’s rental fleet of approximately 21,000 owned or leased railcars had an average age of 5.36 years and an average remaining lease term of 5.87 years.

All Other

     Revenues in All Other increased to $20.4 million for the three months ended March 31, 2005 from $7.6 million for the same period last year. This increase was primarily attributable to an increase in the structural towers operation. Operating loss was $1.3 million for the three months ended March 31, 2005 compared to a profit of $1.3 million in the same period in 2004. The operating loss in the current period is primarily due to costs associated with non-operating plants partially offset by an increase in the structural towers operation.

Liquidity and Capital Resources

2005 Financing Activity

     In April, we extended and expanded our current revolving credit facility to provide for a five-year, $350 million secured revolving credit facility. Two of the financial covenants, the asset coverage ratio and the capital expenditures limitation, were eliminated, while the permitted leverage ratio was increased. At March 31, 2005, there were no borrowings under this revolving credit facility.

Cash Flows

     Operating Activities. Net cash required by operating activities for the three months ended March 31, 2005 was $59.2 million compared to $71.7 million net cash required by operating activities for the same period in 2004. This was primarily due to an increase in inventory and receivables related to increased production volumes, partially offset by an increase in accounts payable and accrued liabilities as well as an increase in earnings for the quarter. The increase in inventory and receivables is reflective of the upturn in our businesses.

     Investing Activities. Net cash required by investing activities for the three months ended March 31, 2005 was $57.5 million compared to $39.9 million for the same period last year. Capital expenditures for the three months ended March 31, 2005 were $74.2 million, of which $67.8 million were for additions to the lease subsidiary. This compares to $36.8 million of capital expenditures for the same period last year, of which $31.8 million were for additions to the lease subsidiary. Proceeds from the sale of property, plant and equipment were $16.7 million for the three months ended March 31, 2005 composed primarily of railcar sales from the lease fleet and the sale of non-operating assets, compared to $4.1 million for the same period in 2004 composed primarily of railcar sales from the lease fleet and non-operating assets. In 2004, $15.7 million of cash was required for an acquisition by our Construction Products Group and $8.5 million of cash was provided by the sale of the Leasing’s Group equity ownership in a trust.

     Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2005 was

$48.1 million compared to $216.9 million for the same period in 2004. During the first quarter of 2004, we issued $300 million aggregate principal amount 6 1/2% senior notes due 2014 (Senior Notes) through a private offering. We applied approximately $163 million of the net proceeds of the offering to repay all indebtedness under our existing credit facility.

Contractual Obligation and Commercial Commitments

     As of March 31, 2005 other commercial commitments related to letters of credit have decreased to $121.6 million from $124.2 million as of December 31, 2004. Refer to Note 5 in the financial statements for changes to our outstanding debt and maturities. Other commercial commitments that relate to operating leases under sale/leaseback transactions were basically unchanged as of March 31, 2005.

Recently Issued Accounting Standards

     In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial condition.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have a commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 153 will not have a material impact on our financial statements.

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

     There has been no material change in our market risks since December 31, 2004.

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

PART II

Item 1. Legal Proceedings

     The information provided in Note 9 to the financial statements on page 12 is hereby incorporated into this Part II, Item 1 by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended March 31, 2005:

	Number of	Average Price Paid
Period	Shares Purchased (1)	per Share (1)
January 1, 2005 through January 31, 2005	203	$29.67
February 1, 2005 through February 28, 2005	—	$—
March 1, 2005 through March 31, 2005	—	$—

Total	203	$29.67

(1)	This column includes the purchase of 203 shares of Common Stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust.

Item 5. Other Information

     None.

Item 6. Exhibits

Exhibit Number	Description
10.1	Summary of changes being made to Profit Sharing 401(k) Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as restated effective April 1, 1999. *

10.2	Form of Restricted Stock Unit Agreement for Non-Employee Directors. *

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plan arrangements.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By /s/ WILLIAM A. MCWHIRTER II
Registrant

William A. McWhirter II
Vice President and
Chief Financial Officer
May 4, 2005

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Summary of changes being made to Profit Sharing 401(k) Plan for Employees of Trinity Industries, Inc, and Certain Affiliates as restated effective April 1, 1999. *

10.2	Form of Restricted Stock Unit Agreement for Non-Employee Directors. *

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plan arrangements.