Form 10-Q
period 2005-06-30
TRINITY INDUSTRIES INC
filed 2005-08-04
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
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
     At July 29, 2005 there were 47,948,400 shares of the Registrant’s common stock outstanding.

TRINITY INDUSTRIES, INC.
FORM 10-Q

	Caption	Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

SIGNATURES		30

CERTIFICATIONS
Second Amended and Restated Credit Agreement
Rule 13a-15(e) and 15d-15(e) Certification of CEO
Rule 13a-15(e) and 15d-15(e) Certification of CFO
Certification Pursuant to Section 906
Certification Pursuant to Section 906

Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended June 30,
	2005	2004
	(unaudited)
	(in millions except per share amounts)
Revenues	$731.3	$548.7
Operating costs:
Cost of revenues	639.3	491.4
Selling, engineering and administrative expenses	48.5	43.0

	687.8	534.4

Operating profit	43.5	14.3

Other (income) expense:
Interest income	(0.6)	(0.5)
Interest expense	10.6	10.9
Other, net	(2.3)	(1.6)

	7.7	8.8

Income before income taxes	35.8	5.5

Provision for income taxes	14.0	1.9

Net income	21.8	3.6

Dividends on Series B preferred stock	(0.8)	(0.7)

Net income applicable to common shareholders	$21.0	$2.9

Net income applicable to common shareholders per common share:
Basic	$0.45	$0.06

Diluted	$0.43	$0.06

Weighted average number of shares outstanding:
Basic	47.0	46.4
Diluted	50.4	47.4
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Six Months Ended June 30,
	2005	2004
	(unaudited)
	(in millions except per share amounts)
Revenues	$1,378.2	$1,003.6
Operating costs:
Cost of revenues	1,222.0	916.5
Selling, engineering and administrative expenses	94.8	79.3

	1,316.8	995.8

Operating profit	61.4	7.8

Other (income) expense:
Interest income	(1.1)	(0.7)
Interest expense	21.0	21.0
Other, net	(3.9)	(1.5)

	16.0	18.8

Income (loss) before income taxes	45.4	(11.0)

Provision (benefit) for income taxes	17.6	(3.8)

Net income (loss)	27.8	(7.2)

Dividends on Series B preferred stock	(1.6)	(1.5)

Net income (loss) applicable to common shareholders	$26.2	$(8.7)

Net income (loss) applicable to common shareholders per common share:
Basic	$0.56	$(0.19)

Diluted	$0.55	$(0.19)

Weighted average number of shares outstanding:
Basic	47.0	46.3
Diluted	47.8	46.3
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004
	(unaudited)	(as reported)
	(in millions)
Assets
Cash and cash equivalents	$93.1	$182.3

Receivables, net of allowance	295.3	214.2

Inventories:
Raw materials and supplies	251.6	248.0
Work in process	118.7	100.0
Finished goods	54.0	54.3

	424.3	402.3

Property, plant and equipment, at cost	1,673.8	1,520.9
Less accumulated depreciation	(733.1)	(710.0)

	940.7	810.9

Goodwill	418.1	420.4

Other assets	183.7	180.1

	$2,355.2	$2,210.2

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$528.5	$511.7

Debt:
Recourse	438.8	475.3
Non-recourse	167.5	42.7

	606.3	518.0

Deferred income	46.4	47.2
Other liabilities	71.0	62.2

	1,252.2	1,139.1

Series B redeemable convertible preferred stock, no par value, $0.1 liquidation value	58.5	58.2

Stockholders’ equity:

Preferred stock – 1.5 shares authorized and unissued	—	—

Common stock –shares authorized – 100.0; shares issued and outstanding at June 30, 2005 - 50.9; at December 31, 2004 – 50.9	50.9	50.9

Capital in excess of par value	431.5	432.6

Retained earnings	646.8	626.2

Accumulated other comprehensive loss	(26.5)	(25.3)

Treasury stock – at June 30, 2005 – 2.7 shares; at December 31, 2004 – 3.1 shares	(58.2)	(71.5)

	1,044.5	1,012.9

	$2,355.2	$2,210.2

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements Cash Flows

	Six Months Ended June 30,
	2005	2004
	(unaudited)
	(in millions)
Operating activities:
Net income (loss)	$27.8	$(7.2)
Adjustments to reconcile net income (loss) to net cash required by operating activities:
Depreciation and amortization	42.6	43.6
Goodwill impairment	2.3	—
Deferred income taxes	17.6	(3.8)
Gain on sale of property, plant, equipment and other assets	(4.5)	(3.0)
Other	(6.5)	(4.5)
Changes in assets and liabilities:
Increase in receivables	(81.1)	(44.1)
Increase in inventories	(22.0)	(53.4)
Decrease (increase) in other assets	4.1	(5.3)
Increase in accounts payable and accrued liabilities	16.9	6.0
(Decrease) increase in other liabilities	(9.3)	1.0

Net cash required by operating activities	(12.1)	(70.7)

Investing activities:
Proceeds from sale of property, plant, equipment and other assets	27.4	47.2
Capital expenditures – lease subsidiary	(163.9)	(77.1)
Capital expenditures – other	(22.8)	(13.3)
Payment for purchase of acquisitions, net of cash acquired	—	(15.7)
Sale of investment in equity trust	—	8.5

Net cash required by investing activities	(159.3)	(50.4)

Financing activities:
Issuance of common stock, net	0.9	8.5
Payments to retire debt	(42.1)	(188.5)
Proceeds from issuance of debt	130.4	449.7
Dividends paid to common shareholders	(5.6)	(5.6)
Dividends paid to preferred shareholders	(1.4)	(1.4)

Net cash provided by financing activities	82.2	262.7

Net (decrease) increase in cash and cash equivalents	(89.2)	141.6
Cash and cash equivalents at beginning of period	182.3	46.0

Cash and cash equivalents at end of period	$93.1	$187.6

Interest paid for the six months ended June 30, 2005 and 2004 was $19.1 million and $12.1 million, respectively. Taxes paid, net of refunds received, were $9.1 million and $7.0 million for the six months ended June 30, 2005 and 2004, respectively.
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Six Months Ended June 30,
	2005	2004
	(unaudited)
	(in millions, except par value
	and dividends per share)
Common Stock (par value $1.00)
Balance, beginning and end of period	$50.9	$50.9

Capital in Excess of Par Value
Balance, beginning of period	432.6	434.7
Restricted shares issued	(0.9)	(0.1)
Stock options exercised	(0.3)	(4.3)
Other	0.1	(0.3)

Balance, end of period	431.5	430.0

Retained Earnings
Balance, beginning of period	600.9	622.6

Net income (loss)	27.8	(7.2)
Other comprehensive income (loss):
Currency translation adjustments, net of tax	(1.3)	(1.0)
Unrealized gain on derivative financial instruments, net of tax	0.1	0.8

Comprehensive net income (loss)	26.6	(7.4)

Dividends on common stock ($0.12 per common share)	(5.6)	(5.7)
Dividends on Series B preferred stock	(1.6)	(1.5)

Balance, end of period	620.3	608.0

Treasury Stock
Balance, beginning of period	(71.5)	(104.4)
Restricted shares issued	13.6	0.7
Stock options exercised	1.1	12.6
Other	(1.4)	0.8

Balance, end of period	(58.2)	(90.3)

Total Stockholders’ Equity	$1,044.5	$998.6

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
     The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and subsidiaries (“Trinity” or the “Company”). In the opinion of management, all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of June 30, 2005 and the results of operations for the three and six month periods ended June 30, 2005 and 2004, and cash flows for the six month periods ended June 30, 2005 and 2004 have been made in conformity with generally accepted accounting principles. Because of seasonal and other factors, the results of operations for the three and six month periods ended June 30, 2005 may not be indicative of expected results of operations for the year ending December 31, 2005. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2004.
Stock Based Compensation
     The Company has elected to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its interpretations and, accordingly, no compensation expense has been recorded for stock options. The effect of computing compensation expense in accordance with Statement of Accounting Standards No. 123, “Accounting for Stock Based Compensation,” using the Black-Scholes option pricing method for the three and six months ended June 30, 2005 and 2004 is shown in the accompanying table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in millions)		(in millions)
Pro forma
Net income (loss) applicable to common shareholders, as reported	$21.0	$2.9	$26.2	$(8.7)
Add: Effect of dilutive Series B preferred stock in 2005	0.8	—	—	—
Add: Stock compensation expense related to restricted stock, net of related income tax effect	0.8	0.8	1.3	1.3
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(1.4)	(1.4)	(2.5)	(2.6)

Pro forma net income (loss) applicable to common shareholders	$21.2	$2.3	$25.0	$(10.0)

Pro forma net income (loss) applicable to common shareholders per diluted share	$0.42	$0.05	$0.52	$(0.22)

Net income (loss) applicable to common shareholders per diluted share – as reported	$0.43	$0.06	$0.55	$(0.19)

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. The effective date of SFAS 123R is currently the beginning of the next fiscal year that begins after June 15, 2005, which is the first quarter of the Company’s year ending December 31, 2006. The Company expects to adopt SFAS 123R using the “modified prospective” method. Under the modified prospective method, compensation expense is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Financial information for periods prior to the date of adoption of SFAS 123R would not be restated. The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to use other models, the Company has not yet determined which model will be used to measure the fair value of awards of equity instruments to employees.
     The impact of SFAS 123R on the Company’s results of operations cannot be predicted at this time, because the impact will depend on the number of equity awards granted in the future, as well as the model and assumptions used to value the awards.
     SFAS 123R also requires that the benefits associated with tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. Future amounts cannot be estimated because they depend on, among other things, when employees exercise stock options. However, the amounts recognized in prior periods for such excess tax deductions were not material for the six month periods ended June 30, 2005 and 2004.
Net Income (Loss) Applicable to Common Shareholders
     Basic net income applicable to common shareholders is computed by dividing net income (loss) less dividend requirements on the Series B preferred stock by the weighted average number of common shares outstanding for the period. Except when the effect would be anti-dilutive, the calculation of diluted net income applicable to common shareholders includes the impact of shares that could be issued under outstanding stock options as well as common shares that would be issued at the conversion of the Series B preferred stock. In addition, the Series B preferred stock dividends are added back to income assuming the Series B preferred stock are converted into common stock. Employee stock options were anti-dilutive for the six months ended June 30, 2004.
     The computation of basic and diluted net income (loss) applicable to common shareholders follows:

	Three Months Ended			Three Months Ended
	June 30, 2005			June 30, 2004
	(in millions except per share amounts)
	Income/	Average		Income/	Average
	(Loss)	Shares	EPS	(Loss)	Shares	EPS
Net income	$21.8			$3.6
Less: dividends on Series B preferred stock	(0.8)			(0.7)

Net income applicable to common shareholders – basic	$21.0	47.0	$0.45	$2.9	46.4	$0.06

Effect of dilutive securities:
Stock options	—	0.7		—	1.0
Series B preferred stock	0.8	2.7		—	—

Net income applicable to common shareholders – diluted	$21.8	50.4	$0.43	$2.9	47.4	$0.06

	Six Months Ended			Six Months Ended
	June 30, 2005			June 30, 2004
	(in millions except per share amounts)
	Income/	Average		Income/	Average
	(Loss)	Shares	EPS	(Loss)	Shares	EPS
Net income (loss)	$27.8			$(7.2)
Less: dividends on Series B preferred stock	(1.6)			(1.5)

Net income applicable to common shareholders – basic	$26.2	47.0	$0.56	$(8.7)	46.3	$(0.19)

Effect of dilutive securities:
Stock options	—	0.8		—	—
Series B preferred stock	—	—		—	—

Net income applicable to common shareholders – diluted	$26.2	47.8	$0.55	$(8.7)	46.3	$(0.19)

Note 2. Segment Information
     The Company reports operating results in the following business segments: (1) the Rail Group, which manufactures and sells railcars and component parts; (2) the Construction Products Group, which manufactures and sells highway products, concrete and aggregates, girders and beams used in the construction of highway and railway bridges, and weld fittings used in pressure piping systems; (3) the Inland Barge Group, which manufactures and sells barges and related products for inland waterway services; (4) the Industrial Products Group, which manufactures and sells tank heads and pressure and non-pressure containers for the storage and transportation of liquefied gases and other liquid and dry products; and (5) the Railcar Leasing and Management Services Group, which provides fleet management, maintenance and leasing services. Finally, All Other includes the Company’s captive insurance and transportation companies, structural towers, and other peripheral businesses.
     Sales and related profits from the Rail Group to Railcar Leasing and Management Services Group are recorded in Rail Group and eliminated in consolidation. Sales of railcars from the lease fleet are included in the Railcar Leasing and Management Services Group. Sales between groups are recorded at prices comparable to those charged to external customers.
Three Months Ended June 30, 2005

				Operating
	Revenues			Profit
	Outside	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$386.8	$108.2	$495.0	$17.2
Construction Products Group	179.5	1.1	180.6	23.0
Inland Barge Group	63.8	—	63.8	5.4
Industrial Products Group	35.1	2.4	37.5	5.7
Railcar Leasing and Management Services Group	48.6	—	48.6	13.0
All Other	17.5	9.5	27.0	(0.1)
Corporate	—	—	—	(9.1)
Eliminations	—	(121.2)	(121.2)	(11.6)

Consolidated Total	$731.3	$—	$731.3	$43.5

Three Months Ended June 30, 2004

				Operating
	Revenues			Profit
	Outside	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$224.6	$49.0	$273.6	$0.9
Construction Products Group	153.2	0.5	153.7	14.5
Inland Barge Group	64.1	—	64.1	(5.4)
Industrial Products Group	34.3	1.1	35.4	3.9
Railcar Leasing and Management Services Group	71.7	—	71.7	14.4
All Other	0.8	7.5	8.3	(1.6)
Corporate	—	—	—	(9.0)
Eliminations	—	(58.1)	(58.1)	(3.4)

Consolidated Total	$548.7	$—	$548.7	$14.3

Six Months Ended June 30, 2005

				Operating
	Revenues			Profit
	Outside	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$748.6	$180.8	$929.4	$26.0
Construction Products Group	322.3	1.4	323.7	29.7
Inland Barge Group	108.7	—	108.7	2.0
Industrial Products Group	68.6	4.6	73.2	10.3
Railcar Leasing and Management Services Group	101.1	—	101.1	26.6
All Other	28.9	18.5	47.4	(1.4)
Corporate	—	—	—	(15.7)
Eliminations	—	(205.3)	(205.3)	(16.1)

Consolidated Total	$1,378.2	$—	$1,378.2	$61.4

Six Months Ended June 30, 2004

				Operating
	Revenues			Profit
	Outside	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$449.8	$84.7	$534.5	$(2.7)
Construction Products Group	273.2	0.6	273.8	16.5
Inland Barge Group	107.4	—	107.4	(11.1)
Industrial Products Group	64.7	2.5	67.2	4.7
Railcar Leasing and Management Services Group	106.8	—	106.8	24.0
All Other	1.7	14.2	15.9	(0.3)
Corporate	—	—	—	(16.6)
Eliminations	—	(102.0)	(102.0)	(6.7)

Consolidated Total	$1,003.6	$—	$1,003.6	$7.8

Note 3. Property, Plant and Equipment
     The following table summarizes the components of property, plant and equipment as of June 30, 2005 and December 31, 2004.

	June 30,	December 31,
	2005	2004
	(in millions)
Corporate/Manufacturing:
Land	$53.9	$52.8
Buildings and improvements	351.8	352.1
Machinery and other	459.7	469.6
Construction in progress	16.6	10.7

	882.0	885.2
Less accumulated depreciation	(604.2)	(589.6)

	277.8	295.6

Leasing:
Machinery	33.3	33.3
Equipment on lease	758.4	602.4
Construction in progress	0.1	—

	791.8	635.7
Less accumulated depreciation	(128.9)	(120.4)

	662.9	515.3

	$940.7	$810.9

Note 4. Goodwill
     Goodwill is reviewed for impairment annually or more frequently if certain indicators arise. The Company reviewed the performance of its European operations, sales order activity, and status of the European backlog during the quarter. Based on this review the Company wrote off the goodwill amounting to $2.3 million. This expense is included in the operating profit total for the Rail Group. As of June 30, 2005, the Company has fixed assets with a net book value of approximately $57.0 million related to its European operations. The Company will continue to evaluate its European operations, as necessary, to determine if there has been any impairment in the value of the fixed assets.
Note 5. Warranties
     The Company provides for the estimated cost of product warranties at the time revenue is recognized and assesses the adequacy of the resulting reserves on a quarterly basis. The change in the accruals for warranties for the three and six months ended June 30, 2005 and 2004 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in millions)		(in millions)
Beginning balance	$21.2	$19.6	$19.3	$23.0
Additions	8.2	3.5	11.6	6.0
Reductions	(2.9)	(2.8)	(4.4)	(8.7)

Ending balance	$26.5	$20.3	$26.5	$20.3

     Note 6. Debt
     The following table summarizes the components of debt as of June 30, 2005 and December 31, 2004.

	June 30,	December 31,
	2005	2004
	(in millions)
Corporate/Manufacturing — Recourse:
Revolving commitment	$1.7	$—
Senior notes	300.0	300.0
Other	7.0	5.3

	308.7	305.3

Leasing — Recourse
Equipment trust certificates	130.1	170.0

	130.1	170.0

	438.8	475.3

Leasing — Non-recourse
Warehouse facility	167.5	42.7

	167.5	42.7

Total debt	$606.3	$518.0

     In April 2005, the $250 million revolving credit facility was extended and expanded to provide for a five-year, $350 million secured revolving credit facility. Two of the financial covenants, the asset coverage ratio and the capital expenditures limitation, were eliminated, while the permitted leverage ratio was increased. At June 30, 2005, there was $1.7 million in borrowings under the revolving credit facility. Amounts borrowed under the revolving credit facility bear interest at LIBOR plus a margin (as defined), for an all in rate of 5.85% at June 30, 2005. Due to outstanding letters of credit, $237.4 million was available under this facility as of June 30, 2005.
     Trinity Industries Leasing Company (“TILC”), through a wholly owned and consolidated business trust, has $167.5 million outstanding on its $300 million non-recourse warehouse facility to finance or refinance railcars acquired or owned by TILC. The warehouse facility matures in August 2005. The Company expects to renew this facility in the third quarter. Unless renewed, outstanding borrowings would be payable in three equal installments in February 2006, August 2006, and February 2007. Advances under the facility bear interest at a defined index rate plus a margin, for an all in rate of 4.40% at June 30, 2005. At June 30, 2005, $132.5 million was available under this facility.
     Terms and conditions of other debt are described in the Annual Report on Form 10-K.
     The remaining principal payments under existing debt agreements as of June 30, 2005 are as follows:

	Remaining
	six months
	of 2005	2006	2007	2008	2009	Thereafter
	(in millions)
Recourse:
Corporate/Manufacturing	$2.7	$1.3	$1.0	$0.3	$—	$303.4
Leasing – equipment trust certificates (Note 6)	—	10.3	43.5	14.2	62.1	—

Non-recourse:

Leasing –warehouse facility (Note 6)	0.5	111.3	55.7	—	—	—

Total principal payments	$3.2	$122.9	$100.2	$14.5	$62.1	$303.4

Note 7. Railcar Leasing and Management Services Group
     The Railcar Leasing and Management Services Group (Leasing Group) provides fleet management, maintenance and leasing services. Selected combined financial information for the Leasing Group is as follows:

	June 30,	December 31,
	2005	2004
	(in millions)
Balance Sheet
Cash	$15.4	$7.2
Leasing equipment
Machinery	33.3	33.3
Equipment on lease	758.4	602.4
Construction in progress	0.1	—

	791.8	635.7
Less accumulated depreciation	(128.9)	(120.4)

	662.9	515.3

Restricted assets	64.3	65.5

Debt
Recourse	130.1	170.0
Non-recourse	167.5	42.7

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	( in millions)		(in millions)
Statement of Operations
Revenues	$48.6	$71.7	$101.1	$106.8
Operating profit	13.0	14.4	26.6	24.0
     Interest expense, which is not a component of operating profit, was $4.4 million and $8.7 million for the three and six month periods ended June 30, 2005 and $4.7 and $9.3 for the same periods last year.
     Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured by Trinity and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Company primarily enters into operating leases. Future minimum rental revenues on leases in each year are (in millions): the remaining six months of 2005 — $63.5; 2006 — $115.8; 2007 — $103.0; 2008 — $84.5; 2009 — $70.5 and $319.3 thereafter.
     The Leasing Group’s debt consists of both recourse and non-recourse debt. See Note 6 for maturities of the debt. Leasing Group equipment with a net book value of $505.3 million is pledged as collateral for Leasing Group debt.
Note 8. Other, Net
     Other, net consists of other (income) expense of the following items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in millions)		(in millions)
Gain on sale of property, plant and equipment	$(2.9)	$(2.4)	$(4.5)	$(3.0)
Foreign currency exchange transactions	0.3	0.3	0.1	1.1
Loss on equity investments	0.2	0.8	0.5	0.8
Other	0.1	(0.3)	—	(0.4)

Other, net	$(2.3)	$(1.6)	$(3.9)	$(1.5)

Note 9. Benefit Plans
     The following table summarizes the components of net periodic pension cost for the Company:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in millions)		(in millions)
Service cost	$2.5	$2.4	$5.1	$4.9
Interest	4.2	3.7	8.4	7.4
Expected return on assets	(4.3)	(3.9)	(8.6)	(7.7)
Amortization and deferral	0.7	0.3	1.4	0.6
Profit sharing	1.4	0.9	2.8	1.8

Net expense	$4.5	$3.4	$9.1	$7.0

     The Company contributed $1.2 million and $2.3 million to the Company’s defined benefit pension plans for the three and six month periods ended June 30, 2005. The Company contributed $3.6 million to the Company’s defined benefit pension plans for the three and six month periods ended June 30, 2004. Total contributions to the Company’s pension plans in 2005 are expected to be approximately $6.1 million.
Note 10. Contingencies
     Barge Litigation
     At January 1, 2005 the Company and its wholly owned subsidiary, Trinity Marine Products, Inc. (“TMP”), and certain material suppliers and others, were co-defendants in four separate lawsuits alleging the same or similar causes of action related to the coatings applied to barges manufactured by TMP. Three of these cases have settled. In the second quarter, the Company settled the Marquette Transportation Company case (“Marquette case”). The Marquette case involved 84 hopper barges sold at an average price of approximately $280,000. The Marquette settlement involves both the plaintiff’s purchase of 100 new hopper barges and 20 cover sets from TMP, such barges and cover sets to be manufactured in 2005 and 2006, and the payment by TMP of a portion of the plaintiff’s expenses. In the first quarter, the Company agreed to settle the J. Russell Flowers, Inc. case. Trinity Marine Leasing, Inc. (the Company’s barge leasing subsidiary) agreed to acquire 54 hopper barges from Flowers and Flowers agreed to pay in full its outstanding receivable to TMP. Additionally, the LeBeouf Bros. Towing Co., Inc. case was settled with Trinity Marine Leasing, Inc. entering into a sale and lease-back agreement for a limited number of LeBeouf tank barges coupled with a sale by TMP to LeBeouf of a like number of new tank barges.
     In a separate action, the Company and TMP filed for declaratory judgment to determine the Company’s and TMP’s obligation for coatings applied to 65 tank barges and TMP’s rights and remedies under an insurance policy applicable to the barges in which TMP was named as an additional insured. This action was settled between the Company, TMP and the defendants at a mediation in April 2005.
     The fourth case filed by Waxler Transportation remains active. In Waxler, the plaintiff has petitioned the court for certification of a class which, if certified by the court, could increase the total number of barges at issue. Absent certification of the class, the current class representative owns four tank barges on which allegedly defective coatings were applied. These four barges were sold at an approximate average price of $1.4 million. Legal counsel for the Company and TMP has advised that factual disputes exist regarding the legal merits of class certification. Discovery is underway in Waxler but no date has been set for trial. Independent experts investigating the claims for the Company have opined that the plaintiffs’ assertion the coating applied to the barges is a food source for microbiologically influenced corrosion is without merit. The Company and TMP are defending the Waxler case vigorously.
     For the settlement agreements noted above and unrelated barge warranty matters, $3.3 million was expensed during the first quarter of 2005.
     For additional information on Barge Litigation settlements, see footnote 9 in the Company’s Form 10-Q for the three months ended March 31, 2005.

     Other Litigation
     A subsidiary of the Company, Transit Mix Concrete and Materials Company, Inc. (“Transit Mix”), is named as a defendant in a case involving the death of an employee of an independent contractor who was working at a Transit Mix facility. Following a jury verdict in favor of the plaintiff, the presiding judge entered a final judgment that together with fees, costs and judgment interest now totals $40.2 million. This case has been appealed by Transit Mix and its insurers. Management believes liability in this case, if any, exceeding $3.0 million, will be covered by insurance.
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
     The Company is involved in various proceedings relating to environmental matters. The Company has reserved $10.2 million to cover probable and estimable liabilities of the Company with respect to investigation, assessment, and remedial response to such matters, taking into account currently available information and the Company’s contractual rights to indemnification and other recourse to third parties. However, estimates of future remedial response costs are necessarily imprecise. Accordingly, there can be no assurance that the Company will not become involved in future environmental litigation or other proceedings or, if the Company were found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company.
Note 11. Financial Statements for Guarantors of the Senior Notes
     On March 10, 2004, $300,000,000 of Senior Notes due 2014 were issued by Trinity Industries, Inc. (Parent) which includes the corporate operations and certain operations of the Construction Products Group and the Industrial Products Group. The Senior Notes are fully and unconditionally and jointly and severally guaranteed by certain of Trinity’s wholly owned subsidiaries: Transit Mix Concrete & Material Company, Trinity Industries Leasing Company, Trinity Marine Products, Inc., Trinity Rail Group, LLC, Thrall Trinity Freight Car, Inc., Trinity Tank Car, Inc., and Trinity Rail Components and Repair, Inc. No other subsidiaries guarantee the Senior Notes. As of June 30, 2005, assets held by the non-guarantor subsidiaries include $64.3 million of restricted assets that are not available for distribution to the Parent, $222.8 million of assets securing certain debt held by the non-guarantor subsidiaries, and $281.5 million of assets located in foreign locations.
Statement of Operations
For the Three Months Ended June 30, 2005

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$117.1	$414.4	$243.2	$(43.4)	$731.3
Cost of sales	109.8	357.5	215.4	(43.4)	639.3
Selling, engineering and administrative expenses	14.9	21.9	11.7	—	48.5

	124.7	379.4	227.1	(43.4)	687.8

Operating profit (loss)	(7.6)	35.0	16.1	—	43.5
Other (income) expense	(22.9)	(2.7)	(1.6)	34.9	7.7

Income (loss) before income taxes	15.3	37.7	17.7	(34.9)	35.8
Provision (benefit) for income taxes	(6.5)	13.4	7.1	—	14.0

Net income (loss)	$21.8	$24.3	$10.6	$(34.9)	$21.8

Statement of Operations
For the Six Months Ended June 30, 2005

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$221.3	$778.3	$459.4	$(80.8)	$1,378.2
Cost of sales	200.6	677.2	425.0	(80.8)	1,222.0
Selling, engineering and administrative expenses	28.4	44.0	22.4	—	94.8

	229.0	721.2	447.4	(80.8)	1,316.8

Operating profit (loss)	(7.7)	57.1	12.0	—	61.4
Other (income) expense	(22.6)	(2.3)	(6.4)	47.3	16.0

Income (loss) before income taxes	14.9	59.4	18.4	(47.3)	45.4
Provision (benefit) for income taxes	(12.9)	22.5	8.0	—	17.6

Net income (loss)	$27.8	$36.9	$10.4	$(47.3)	$27.8

Statement of Operations
For the Three Months Ended June 30, 2004

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$62.9	$299.8	$197.7	$(11.7)	$548.7
Cost of sales	52.2	265.9	185.0	(11.7)	491.4
Selling, engineering and administrative expenses	14.2	18.7	10.1	—	43.0

	66.4	284.6	195.1	(11.7)	534.4

Operating profit (loss)	(3.5)	15.2	2.6	—	14.3
Other (income) expense	(3.4)	0.8	(4.8)	16.2	8.8

Income (loss) before income taxes	(0.1)	14.4	7.4	(16.2)	5.5
Provision (benefit) for income taxes	(3.7)	5.7	(0.1)	—	1.9

Net income (loss)	$3.6	$8.7	$7.5	$(16.2)	$3.6

Statement of Operations
For the Six Months Ended June 30, 2004

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$113.6	$552.3	$358.8	$(21.1)	$1,003.6
Cost of sales	93.1	497.9	346.6	(21.1)	916.5
Selling, engineering and administrative expenses	24.6	34.2	20.5	—	79.3

	117.7	532.1	367.1	(21.1)	995.8

Operating profit (loss)	(4.1)	20.2	(8.3)	—	7.8
Other (income) expense	10.2	5.4	(8.9)	12.1	18.8

Income (loss) before income taxes	(14.3)	14.8	0.6	(12.1)	(11.0)
Provision (benefit) for income taxes	(7.1)	6.7	(3.4)	—	(3.8)

Net income (loss)	$(7.2)	$8.1	$4.0	$(12.1)	$(7.2)

Balance Sheet
June 30, 2005

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash	$36.7	$0.9	$55.5	$—	$93.1
Accounts receivable	67.0	165.5	62.8	—	295.3
Inventory	64.3	214.4	145.6	—	424.3
Property and equipment, net	48.2	345.3	547.2	—	940.7
Investments in subsidiaries/ intercompany receivable (payable), net	1,280.4	(268.1)	15.4	(1,027.7)	—
Other	179.1	352.7	173.7	(103.7)	601.8

	$1,675.7	$810.7	$1,000.2	$(1,131.4)	$2,355.2

Liabilities:
Accounts payable and accrued liabilities	$202.7	$198.9	$138.5	$(11.6)	$528.5
Deferred income	32.7	2.9	10.8	—	46.4
Other liabilities	30.6	119.1	13.4	(92.1)	71.0
Debt	306.7	131.4	168.2	—	606.3
Redeemable convertible preferred stock	58.5	—	—	—	58.5
Total stockholders’ equity	1,044.5	358.4	669.3	(1,027.7)	1,044.5

	$1,675.7	$810.7	$1,000.2	$(1,131.4)	$2,355.2

Balance Sheet
December 31, 2004

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash	$138.3	$0.4	$43.6	$—	$182.3
Accounts receivable	57.1	98.1	59.0	—	214.2
Inventory	58.4	200.5	143.4	—	402.3
Property and equipment, net	51.4	374.8	384.7	—	810.9
Investments in subsidiaries/ intercompany receivable (payable), net	1,181.8	(260.3)	60.3	(981.8)	—
Other	173.6	354.5	175.4	(103.0)	600.5

	$1,660.6	$768.0	$866.4	$(1,084.8)	$2,210.2

Liabilities:
Accounts payable and accrued liabilities	$219.8	$154.4	$137.5	$—	$511.7
Deferred income	33.5	3.0	10.7	—	47.2
Other liabilities	31.7	119.1	14.4	(103.0)	62.2
Debt	304.5	170.0	43.5	—	518.0
Redeemable convertible preferred stock	58.2	—	—	—	58.2
Total stockholders’ equity	1,012.9	321.5	660.3	(981.8)	1,012.9

	$1,660.6	$768.0	$866.4	$(1,084.8)	$2,210.2

Statement of Cash Flows
For the Six Months Ended June 30, 2005

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (used) provided by operating activities	$(97.5)	$17.9	$67.5	$—	$(12.1)
Net cash (required) provided by investing activities	(0.2)	21.2	(180.3)	—	(159.3)
Net cash (required) provided by financing activities	(3.9)	(38.6)	124.7	—	82.2

Net (decrease) increase in cash and cash equivalents	(101.6)	0.5	11.9	—	(89.2)
Cash and equivalents at beginning of period	138.3	0.4	43.6	—	182.3

Cash and equivalents at end of period	$36.7	$0.9	$55.5	$—	$93.1

Statement of Cash Flows
For the Six Months Ended June 30, 2004

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (used) provided by operating activities	$(51.4)	$(47.6)	$28.3	$—	$(70.7)
Net cash provided (required) by investing activities	5.2	48.3	(103.9)	—	(50.4)
Net cash provided by financing activities	179.0	—	83.7	—	262.7

Net increase in cash and cash equivalents	132.8	0.7	8.1	—	141.6
Cash and equivalents at beginning of period	31.5	1.0	13.5	—	46.0

Cash and equivalents at end of period	$164.3	$1.7	$21.6	$—	$187.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes thereto appearing elsewhere in this document.
Three Months Ended June 30, 2005 Compared with Three Months Ended June 30, 2004 — Results of Operations
     Our consolidated net income for the three months ended June 30, 2005 was $21.8 million compared to a net income of $3.6 million for the same period last year. Net income applicable to common shareholders for the three months ended June 30, 2005 was $21.0 million ($0.43 per diluted share) as compared to $2.9 million ($0.06 per diluted share) for the three months ended June 30, 2004. The difference between net income and net income applicable to common shareholders for the three months ended June 30, 2005 and 2004 was the $0.8 and $0.7 million in accrued dividends and accreted discount costs on the Series B preferred stock, respectively.
     Revenues. Revenues were $731.3 million for the three months ended June 30, 2005 compared to $548.7 million for the three months ended June 30, 2004. The increase was primarily due to a significant increase in outside sales by the Rail Group. Additionally, the increase in revenues for the Construction Products Group was primarily attributable to an increase in raw material costs which have resulted in higher sales prices, and favorable weather conditions in Texas. The decrease in revenue from the Railcar Leasing and Management Services Group was the result of a decrease in sales of cars from the lease fleet partially offset by an increase in the size of the fleet and an improvement in utilization.
     The following table reconciles the revenue amounts discussed under our operating segments with the consolidated total revenues.

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Revenues			Revenues
	Outside	Intersegment	Total	Outside	Intersegment	Total
	(in millions)
Rail Group	$386.8	$108.2	$495.0	$224.6	$49.0	$273.6
Construction Products Group	179.5	1.1	180.6	153.2	0.5	153.7
Inland Barge Group	63.8	—	63.8	64.1	—	64.1
Industrial Products Group	35.1	2.4	37.5	34.3	1.1	35.4
Railcar Leasing and Management Services Group	48.6	—	48.6	71.7	—	71.7
All Other	17.5	9.5	27.0	0.8	7.5	8.3
Eliminations	—	(121.2)	(121.2)	—	(58.1)	(58.1)

Consolidated Total	$731.3	$—	$731.3	$548.7	$—	$548.7

     Operating Profit

	Three Months
	Ended
	June 30,
	2005	2004
	(in millions)
Rail Group	$17.2	$0.9
Construction Products Group	23.0	14.5
Inland Barge Group	5.4	(5.4)
Industrial Products Group	5.7	3.9
Railcar Leasing and Management Services Group	13.0	14.4
All Other	(0.1)	(1.6)
Corporate	(9.1)	(9.0)
Eliminations	(11.6)	(3.4)

Consolidated Total	$43.5	$14.3

     Operating profit increased $29.2 million to $43.5 million for the three months ended June 30, 2005 compared to $14.3 million for the same period in 2004. This increase is primarily the result of improved efficiencies due to increased volumes, an increase in the size and utilization of our lease fleet, and a significant decrease in expense related to losses on contracts resulting from increases in the prices of steel and other raw materials, partially offset by an increase in warranty expense and a write-off of goodwill associated with our European operations in the Rail Group. We reviewed the performance of our European operations, sales order activity, and status of the European backlog during the quarter and concluded a write-off was necessary. As of June 30, 2005, we have fixed assets with a net book value of approximately $57.0 million that relate to the European operations. We will continue to evaluate the European operations, as necessary, to determine if there has been any impairment in the value of the fixed assets.

     Other Income and Expense. Other income and expense included interest income, interest expense, and other, net. Interest expense, net of interest income was $10.0 million for the three months ended June 30, 2005 compared to $10.4 million for the same period last year. Interest income increased $0.1 million over the same period last year and interest expense decreased $0.3 million over the same period last year.
     Income Taxes. The current quarter effective tax rate of 39.1% was greater than the statutory rate of 35.0% due to the state income taxes, the write-down of goodwill that is not deductible for tax purposes, and the impact of certain foreign tax losses in jurisdictions with a lower tax rate or in foreign locations where tax benefits were not recorded. The prior year effective tax rate of 34.7% was due to the absence of tax benefits on certain foreign losses.
Rail Group

	Three Months
	Ended
	June 30,
	2005	2004
	(in millions)
Revenues:
North American Rail	$425.7	$192.1
Europe Rail	28.5	53.3
Components	40.8	28.2

Total revenues	$495.0	$273.6

Operating profit	$17.2	$0.9
Operating profit margin	3.5%	0.3%
     Railcars shipped in North America increased 89.2% to 6,015 cars during the three months ended June 30, 2005 compared to the same period in 2004, resulting in a revenue increase for the North American Rail operations of 121.6% over the same period last year. As of June 30, 2005, the North American backlog was approximately 17,500 cars, which is consistent with the backlog as of June 30, 2004.
     Revenues for the European operations decreased 46.5% over the same period in 2004 due to a 63.3% decrease in railcars shipped in Europe to approximately 240 cars. As of June 30, 2005, the European backlog was approximately 1,000 cars compared to 1,800 on the same date last year.
     The operating profit for the Rail Group increased $16.3 million, resulting in a profit of $17.2 million for the three months ended June 30, 2005 compared to the same period last year. Operating margins improved due to increased pricing and improved operating efficiencies, particularly in North American Rail, partially offset by an increase in warranty expense and a write-off of $2.3 million of goodwill associated with European operations previously discussed on page 19.
     In the three months ended June 30, 2005 railcar sales to the Railcar Leasing and Management Services Group were $107.5 million compared to $48.5 million in the comparable period in 2004 with profit of $11.6 million compared to $3.4 million for the same period in 2004. Sales to the Railcar Leasing and Management Services Group and related profits are included in the operating results of the Rail Group and eliminated in consolidation.
Construction Products Group

	Three Months
	Ended
	June 30,
	2005	2004
	(in millions)
Revenues:
Concrete and Aggregates	$101.0	$76.1
Highway Products	54.0	56.7
Other	25.6	20.9

Total revenues	$180.6	$153.7

Operating profit	$23.0	$14.5
Operating profit margin	12.7%	9.4%
     Revenues increased 17.5% for the three months ended June 30, 2005 compared to the same period in 2004. This increase is primarily attributable to an increase in raw material costs which have resulted in higher sales prices. In addition, favorable weather conditions in Texas increased the market demand for concrete and aggregate producers. The operating profit margin increase was the result of increased demand across all businesses as well as price increases and operational efficiencies.

Inland Barge Group

	Three Months
	Ended
	June 30,
	2005	2004
	(in millions)
Revenues	$63.8	$64.1
Operating profit (loss)	$5.4	$(5.4)
Operating profit (loss) margin.	8.5%	(8.4)%
     Revenues decreased $0.3 million for the three months ended June 30, 2005 compared to the same period in 2004. This was primarily due to a decrease in hopper barge sales, partially offset by a change in the mix of tank barges sold. Operating profit in the current quarter was $5.4 million, an increase of $10.8 million compared to the $5.4 million operating loss for the same period last year. The loss in the previous year was primarily due to $4.5 million in expense for estimated losses on contracts due to steel surcharges as well as $2.1 million in barge litigation costs. Improved margins and the ability to pass on steel cost increases to our customers account for the remainder of the operating profit increase. Barge litigation and related costs were $1.0 million and $2.1 million for the three months ended June 30, 2005 and 2004, respectively.
Industrial Products Group

	Three Months
	Ended
	June 30,
	2005	2004
	(in millions)
Revenues	$37.5	$35.4
Operating profit	$5.7	$3.9
Operating profit margin	15.2%	11.0%
     Revenues increased 5.9% for the three months ended June 30, 2005 compared to the same period in 2004. This increase of $2.1 million was primarily due to increased sales of heads used for tank car production and other railcar equipment in the United States as well as improved pricing on containers and heads products sold in Mexico. The operating profit margin for the current quarter was higher than the same quarter last year due to more favorable market conditions and continued cost reductions, as well as improved pricing.
Railcar Leasing and Management Services Group

	Three Months
	Ended
	June 30,
	2005	2004
	(in millions)
Revenues:
Leasing and management	$41.4	$35.4
Sales of cars from the lease fleet	7.2	36.3

Total revenues	$48.6	$71.7

Operating Profit:
Leasing and management	$11.6	$9.8
Sales of cars from the lease fleet	1.4	4.6

Total operating profit	$13.0	$14.4
Operating profit margin	26.7%	20.1%
Fleet utilization	99.3%	98.2%
     Total revenues decreased $23.1 million for the three months ended June 30, 2005 compared to the same period last year. This decrease of 32.2% was due to a reduction in sales of cars from the lease fleet in the current period, partially offset by increased rental revenues related to additions to the lease fleet, higher average lease rates, and improved fleet utilization. Operating profit for the leasing and management operations increased to $11.6 million for the three months ended June 30, 2005, which was offset by lower sales of cars from the lease fleet.
     The Company continues to expand its lease fleet. To fund the expansion of its lease fleet to meet market demand, the Leasing Group uses its non-recourse warehouse line to provide initial financing for a portion of the manufacturing costs of the cars. Subsequently, the Leasing Group generally obtains long-term financing for the cars in the lease fleet through long-term recourse debt such as equipment trust certificates or long-term non-recourse operating leases pursuant to sales/leaseback transactions.

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

	Three Months
	Ended
	June 30,
	2005	2004
	(in millions)
Operating profit	$11.6	$9.8
Add: Depreciation and amortization	6.3	6.1
Rental expense	12.1	8.9

EBITDAR	$30.0	$24.8

EBITDAR margin	72.5%	70.1%
     The increase in EBITDAR for the three months ended June 30, 2005 was due to improved fleet utilization, higher average lease rates, and an increase in the size of the fleet.
     As of June 30, 2005, the Leasing and Management Services Group’s rental fleet of approximately 22,300 owned or leased railcars had an average age of 5.17 years and an average remaining lease term of 5.88 years.
All Other
     Revenues in All Other increased to $27.0 million for the three months ended June 30, 2005 from $8.3 million for the same period last year. This increase was primarily attributable to an increase in the structural towers operations. Operating loss was $0.1 million for the three months ended June 30, 2005 compared to $1.6 million in the same period in 2004. The operating loss in the current period is primarily due to costs associated with non-operating plants partially offset by an operating profit increase in the structural towers operation.
Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004 — Results of Operations
     Our consolidated net income for the six months ended June 30, 2005 was $27.8 million compared to a net loss of $ 7.2 million for the same period last year. Net income applicable to common shareholders for the six months ended June 30, 2005 was $26.2 million ($0.55 per diluted share) as compared to a net loss of $8.7 million ($0.19 per diluted share) for the six months ended June 30, 2004. The difference between net income and net income applicable to common shareholders for the six months ended June 30, 2005 and 2004 was the $1.6 and $1.5 million in accrued dividends and accreted discount costs on the Series B preferred stock, respectively.
     Revenues. Revenues were $1,378.2 million for the six months ended June 30, 2005 compared to $1,003.6 million for the six months ended June 30, 2004. The increase was primarily due to a significant increase in outside sales by the Rail Group. Additionally, the increase in revenues for the Construction Products Group was primarily attributable to an increase in raw material costs which have resulted in higher sales prices combined with improved market demand. The decreased revenue from the Railcar Leasing and Management Services Group was the result of a decrease in sales of cars from the lease fleet partially offset by an increase in the size of the fleet and an improvement in utilization.
     The following table reconciles the revenue amounts discussed under our operating segments with the consolidated total revenues.

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Revenues			Revenues
	Outside	Intersegment	Total	Outside	Intersegment	Total
	(in millions)
Rail Group	$748.6	$180.8	$929.4	$449.8	$84.7	$534.5
Construction Products Group	322.3	1.4	323.7	273.2	0.6	273.8
Inland Barge Group	108.7	—	108.7	107.4	—	107.4
Industrial Products Group	68.6	4.6	73.2	64.7	2.5	67.2
Railcar Leasing and Management Services Group.	101.1	—	101.1	106.8	—	106.8
All Other	28.9	18.5	47.4	1.7	14.2	15.9
Eliminations	—	(205.3)	(205.3)	—	(102.0)	(102.0)

Consolidated Total	$1,378.2	$—	$1,378.2	$1,003.6	$—	$1,003.6

Operating Profit (Loss)

	Six Months
	Ended
	June 30,
	2005	2004
	(in millions)
Rail Group	$26.0	$(2.7)
Construction Products Group	29.7	16.5
Inland Barge Group	2.0	(11.1)
Industrial Products Group	10.3	4.7
Railcar Leasing and Management Services Group	26.6	24.0
All Other	(1.4)	(0.3)
Corporate	(15.7)	(16.6)
Eliminations	(16.1)	(6.7)

Consolidated Total	$61.4	$7.8

     Operating profit increased $53.6 million to $61.4 million for the six months ended June 30, 2005 compared to $7.8 million for the same period in 2004. This increase is primarily the result of improved efficiencies due to increased railcar volumes, an increase in the size and utilization of our lease fleet, and a significant decrease in expense related to losses on contracts resulting from increases in the prices of steel and other raw materials, partially offset by an increase in barge litigation costs, an increase in warranty expense, and a write-off of goodwill associated with the European operations in the Rail Group as previously discussed in the second quarter analysis on page 19.
     Other Income and Expense. Other income and expense included interest income, interest expense, and other, net. Interest expense, net of interest income, was $19.9 million for the six months ended June 30 2005 and $20.3 million for the six months ended June 30, 2004. Interest income increased $0.4 million over the same period last year. This increase is primarily related to interest on short term investments. Interest expense remained constant at $21.0 million for the six months ended June 30, 2005 and 2004. The increase in interest expense in 2005 related to an increase in debt balances associated with the warehouse facility as compared to the increase in interest expense in 2004 related to a write-off of deferred loan fees of $1.2 million in connection with early retirement of a term loan.
     Income Taxes. The current year effective tax rate of 38.8% was greater than the statutory rate of 35.0% due to state income taxes, the write-down of goodwill that is not deductible for tax purposes, and the impact of certain foreign tax losses in jurisdictions with a lower tax rate or in foreign locations where tax benefits were not recorded. The prior year effective tax rate of 34.7% was due to the absence of tax benefits on certain foreign losses.
Rail Group

	Six Months
	Ended
	June 30,
	2005	2004
	(in millions)
Revenues:
North American Rail	$792.1	$364.8
Europe Rail	63.1	109.1
Components	74.2	60.6

Total revenues	$929.4	$534.5

Operating profit (loss)	$26.0	$(2.7)
Operating profit (loss) margin	2.8%	(0.5)%
     Railcars shipped in North America increased 89.2% to 11,331 cars during the six months ended June 30, 2005 compared to the same period in 2004, resulting in a revenue increase for the North American Rail operations of 117.1% over the same period last year.
     Revenues for the European operations decreased 42.2% over the same period in 2004 due to a 51.2% decrease in railcars shipped in Europe to approximately 700 cars.
     The operating profit for the Rail Group increased $28.7 million, resulting in a profit of $26.0 million for the six months ended June 30, 2005 compared to the same period last year. Operating margins improved due to increased pricing and improved operating efficiencies, particularly in North American Rail, partially offset by an increase in warranty expense and a write-off of $2.3 million in goodwill associated with European operations previously discussed on page 19. The six months ended June 30, 2005 also included an inventory write-down of $1.8 million compared to a loss in 2004 of $15.0 million due to increased material costs, shortages of materials, unanticipated plant shut-downs, and start-up costs related to reopening manufacturing facilities.
     In the six months ended June 30, 2005 railcar sales to the Railcar Leasing and Management Services Group were $179.7 million compared to $82.7 million in the comparable period in 2004 with profit of $16.1 million compared to $6.7 million for the same period in 2004. Sales to the Railcar Leasing and Management Services Group and related profits are included in the operating results of the Rail Group and eliminated in consolidation.
Construction Products Group

	Six Months
	Ended
	June 30,
	2005	2004
	(in millions)
Revenues:
Concrete and Aggregates	$178.5	$143.4
Highway Products	94.3	91.3
Other	50.9	39.1

Total revenues	$323.7	$273.8

Operating profit	$29.7	$16.5
Operating profit margin	9.2%	6.0%
     Revenues increased 18.2% for the six months ended June 30, 2005 compared to the same period in 2004. This increase is primarily attributable to an increase in raw material costs which have resulted in higher sales prices. Additionally, improved market demand has contributed to the increase in revenue. The operating profit margin increase was the result of increased demand across all businesses as well as price increases and operational efficiencies.
Inland Barge Group

	Six Months
	Ended
	June 30,
	2005	2004
	(in millions)
Revenues	$108.7	$107.4
Operating profit (loss)	$2.0	$(11.1)
Operating profit (loss) margin.	1.8%	(10.3)%
     Revenues increased $1.3 million for the six months ended June 30, 2005 compared to the same period in 2004. This was primarily due to an increase in sales of tank barges, partially offset by a decrease in hopper barge sales. Operating income for the first six months of 2005 was $2.0 million, an increase of $13.1 million compared to the $11.1 million operating loss for the same period last year. This improvement was primarily due to $9.1 million expense in the prior year for losses on contracts due to steel surcharges as well as a decrease in barge litigation and related costs. Improved margins, inclusive of the ability to pass on steel cost increases to our customers, account for the remainder of the operating profit increase. Barge litigation and related costs were $2.3 million and $3.1 million for the six months ended June 30, 2005 and 2004, respectively. Barge litigation settlements for the six months ended June 30, 2005 were $3.3 million.
Industrial Products Group

	Six Months
	Ended
	June 30,
	2005	2004
	(in millions)
Revenues	$73.2	$67.2
Operating profit	$10.3	$4.7
Operating profit margin	14.1%	7.0%
     Revenues increased 8.9% for the six months ended June 30, 2005 compared to the same period in 2004. This increase of $6.0 million was primarily due to increased sales of heads used for tank car production and other railcar equipment in the United States as well as improved pricing on container and heads products sold in Mexico. The operating profit margin for the six months ended June 30, 2005 was higher than the same period last year due to more favorable market conditions and improved efficiencies on increased volume.

Railcar Leasing and Management Services Group

	Six Months
	Ended
	June 30,
	2005	2004
	(in millions)
Revenues:
Leasing and management	$79.4	$70.0
Sales of cars from the lease fleet	21.7	36.8

Total revenues	$101.1	$106.8

Operating Profit:
Leasing and management	$21.1	$19.2
Sales of cars from the lease fleet	5.5	4.8

Total operating profit	$26.6	$24.0
Operating profit margin	26.3%	22.5%
Fleet utilization	99.3%	98.2%
     Total revenues decreased $5.7 million for the six months ended June 30, 2005 compared to the same period last year. This decrease of 5.3% was due to sales of cars from the lease fleet, partially offset by increased rental revenues related to additions to the lease fleet, higher average lease rates, and improved fleet utilization. Operating profit increased to $26.6 million for the six months ended June 30, 2005. This increase is primarily attributable to additions to the lease fleet, higher average lease rates, and improved fleet utilization.
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

	Six Months
	Ended
	June 30,
	2005	2004
	(in millions)
Operating profit	$21.1	$19.2
Add: Depreciation and amortization	11.6	12.4
Rental expense	24.5	17.8

EBITDAR	$57.2	$49.4

EBITDAR margin	72.0%	70.6%
     The increase in EBITDAR for the six months ended June 30, 2005 was due to improved fleet utilization, higher average lease rates, and an increase in the size of the fleet.
     As of June 30, 2005, the Leasing and Management Services Group’s rental fleet of approximately 22,300 owned or leased railcars had an average age of 5.17 years and an average remaining lease term of 5.88 years.
All Other
     Revenues in All Other increased to $47.4 million for the six months ended June 30, 2005 from $15.9 million for the same period last year. This increase was primarily attributable to an increase in the structural towers operation. Operating loss was $1.4 million for the six months ended June 30, 2005 compared to $0.3 million in the same period in 2004. The operating loss in the current period is primarily due to costs associated with non-operating plants partially offset by operating profit in the structural towers operation.

Liquidity and Capital Resources
2005 Financing Activity
     In April, we extended and expanded our current revolving credit facility to provide for a five-year, $350 million secured revolving credit facility. Two of the financial covenants, the asset coverage ratio and the capital expenditures limitation, were eliminated, while the permitted leverage ratio was increased. At June 30, 2005, there was $1.7 million in borrowings under this revolving credit facility.
Cash Flows
     Operating Activities. Net cash required by operating activities for the six months ended June 30, 2005 was $12.1 million compared to $70.7 million for the same period in 2004. This was primarily due to an increase in inventory and receivables related to increased production volumes, partially offset by an increase in accounts payable and accrued liabilities, as well as an increase in earnings for the six month period. The increase in inventory and receivables is reflective of the upturn in our businesses.
     Investing Activities. Net cash required by investing activities for the six months ended June 30, 2005 was $159.3 million compared to $50.4 million for the same period last year. Capital expenditures for the six months ended June 30, 2005 were $186.7 million, of which $163.9 million were for additions to the lease subsidiary. This compares to $90.4 million of capital expenditures for the same period last year, of which $77.1 million were for additions to the lease subsidiary. Proceeds from the sale of property, plant and equipment were $27.4 million for the six months ended June 30, 2005 composed primarily of railcar sales from the lease fleet and the sale of non-operating assets, compared to $47.2 million for the same period in 2004 composed primarily of railcar sales from the lease fleet and non-operating assets. In 2004, $15.7 million of cash was required for an acquisition by our Construction Products Group and $8.5 million of cash was provided by the sale of the Leasing’s Group equity ownership in a trust.
     Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2005 was $82.2 million compared to $262.7 million for the same period in 2004. During the first quarter of 2004, we issued $300 million aggregate principal amount 6 1/2% senior notes due 2014 (Senior Notes) through a private offering. We applied approximately $163 million of the net proceeds of the offering to repay all indebtedness under our existing credit facility.
Contractual Obligation and Commercial Commitments
     As of June 30, 2005 other commercial commitments related to letters of credit have decreased to $117.8 million from $124.2 million as of December 31, 2004. Refer to Note 6 in the financial statements for changes to our outstanding debt and maturities. Other commercial commitments that relate to operating leases under sale/leaseback transactions were basically unchanged as of June 30, 2005.
Recently Issued Accounting Standards
     In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our results of operations.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have a commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 153 will have a material impact on our financial statements.
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

PART II
Item 1. Legal Proceedings
     The information provided in Note 10 to the financial statements on page 14 is hereby incorporated into this Part II, Item 1 by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended June 30, 2005:

	Number of	Average Price Paid
Period	Shares Purchased (1)	per Share (1)
April 1, 2005 through April 31, 2005	7,812	$27.93
May 1, 2005 through May 31, 2005	25,945	$27.02
June 1, 2005 through June 30, 2005	—	$—

Total	33,757	$27.23

(1)	This column includes the purchase of 674 shares of Common Stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust.
Item 4. Submission of Matters to a Vote of Security Holders
          At the Annual Meeting of Stockholders Held May 9, 2005, stockholders elected eight incumbent directors for a one-year term (Proposal 1), and approved ratification of Ernst & Young LLP as independent auditors for the year ending December 31, 2005 (Proposal 2). The vote tabulation follows for each proposal:
     Proposal 1 – Election of Directors

Nominee	For	Withheld
David W. Biegler	44,179,837	395,991
Craig J. Duchossois	36,201,654	8,374,174
Ronald J. Gafford	43,925,079	650,749
Barry J. Galt	44,127,948	447,880
Clifford J. Grum	44,197,907	377,921
Jess T. Hay	36,294,337	8,281,491
Diana S. Natalicio	43,917,361	658,467
Timothy R. Wallace	43,999,100	576,728
     Proposal 2 – Independent Auditors

For	Against	Abstentions	Broker Non-votes
44,293,432	257,922	24,474	—
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit Number	Description
10.1	Second Amended and Restated Credit Agreement dated as of April 20, 2005 among Trinity Industries, Inc., as Borrower, JPMorgan Chase Bank, N.A., Individually and as Issuing Bank and Administrative Agent, The Royal Bank of Scotland plc, Wachovia Bank, N.A., and Bank of America, N.A., each Individually and as Syndication Agents, Dresdner Bank AG, Individually and as Documentation Agent, and certain other Lenders party thereto from time to time.

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By /s/ WILLIAM A. MCWHIRTER II
Registrant

William A. McWhirter II
Vice President and
Chief Financial Officer
August 4, 2005

INDEX TO EXHIBITS

Exhibit Number	Description
10.1	Second Amended and Restated Credit Agreement dated as of April 20, 2005 among Trinity Industries, Inc., as Borrower, JPMorgan Chase Bank, N.A., Individually and as Issuing Bank and Administrative Agent, The Royal Bank of Scotland plc, Wachovia Bank, N.A., and Bank of America, N.A., each Individually and as Syndication Agents, Dresdner Bank AG, Individually and as Documentation Agent, and certain other Lenders party thereto from time to time.

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.