Form 10-Q
period 2005-09-30
TRINITY INDUSTRIES INC
filed 2005-11-03
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
     At October 31, 2005 there were 48,994,378 shares of the Registrant’s common stock outstanding.

TRINITY INDUSTRIES, INC.
FORM 10-Q

	Caption	Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	25

Item 4.	Controls and Procedures	25

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

SIGNATURES		27

CERTIFICATIONS
By-laws, as amended September 7, 2005
Amendment No. 2 to the Directors' Retirement Plan
Amendment No. 8 to the Warehouse Loan Agreement
Amendment No. 9 to the Warehouse Loan Agreement
Side Letter to the Warehouse Loan Agreement
Rule 13a-15(d) and 15d-15(e) Certification of CEO
Rule 13a-15(d) and 15d-15(e) Certification of CFO
Certification Pursuant to Section 906
Certification Pursuant to Section 906

Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)
	(in millions except per share amounts)
Revenues	$742.5	$567.2	$2,120.7	$1,570.8
Operating costs:
Cost of revenues	632.6	519.5	1,854.6	1,436.0
Selling, engineering and administrative expenses	51.0	43.9	145.8	123.2

	683.6	563.4	2,000.4	1,559.2

Operating profit	58.9	3.8	120.3	11.6

Other (income) expense:
Interest income	(0.9)	(8.8)	(2.0)	(9.5)
Interest expense	10.9	11.1	31.9	32.1
Other, net	(7.6)	(0.2)	(11.5)	(1.7)

	2.4	2.1	18.4	20.9

Income (loss) before income taxes	56.5	1.7	101.9	(9.3)

Provision (benefit) for income taxes	23.4	0.8	41.0	(3.0)

Net income (loss)	33.1	0.9	60.9	(6.3)

Dividends on Series B preferred stock	(0.8)	(0.8)	(2.4)	(2.3)

Net income (loss) applicable to common shareholders	$32.3	$0.1	$58.5	$(8.6)

Net income (loss) applicable to common shareholders per common share:
Basic	$0.68	$0.00	$1.24	$(0.19)

Diluted	$0.65	$0.00	$1.20	$(0.19)

Weighted average number of shares outstanding:
Basic	47.3	46.5	47.1	46.4
Diluted	51.3	47.5	50.8	46.4
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2005	2004
	(unaudited)	(as reported)
	(in millions)
Assets
Cash and cash equivalents	$126.6	$182.3

Receivables, net of allowance	272.6	214.2

Inventories:
Raw materials and supplies	263.5	248.0
Work in process	121.0	100.0
Finished goods	54.1	54.3

	438.6	402.3

Property, plant and equipment, at cost	1,759.6	1,520.9
Less accumulated depreciation	(746.6)	(710.0)

	1,013.0	810.9

Goodwill	418.1	420.4

Other assets	189.4	180.1

	$2,458.3	$2,210.2

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$522.8	$511.7

Debt:
Recourse	433.2	475.3
Non-recourse	209.2	42.7

	642.4	518.0

Deferred income	45.8	47.2
Other liabilities	97.7	62.2

	1,308.7	1,139.1

Series B redeemable convertible preferred stock, no par value, $0.1 liquidation value	58.6	58.2

Stockholders’ equity:

Preferred stock – 1.5 shares authorized and unissued	—	—

Common stock –shares authorized – 100.0; shares issued and outstanding at September 30, 2005 - 50.9; at December 31, 2004 – 50.9	50.9	50.9

Capital in excess of par value	431.4	432.6

Retained earnings	675.7	626.2

Accumulated other comprehensive loss	(24.1)	(25.3)

Treasury stock – at September 30, 2005 – 1.9 shares; at December 31, 2004 – 3.1 shares	(42.9)	(71.5)

	1,091.0	1,012.9

	$2,458.3	$2,210.2

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements Cash Flows

	Nine Months Ended
	September 30,
	2005	2004
	(unaudited)
	(in millions)
Operating activities:
Net income (loss)	$60.9	$(6.3)
Adjustments to reconcile net income (loss) to net cash required by operating activities:
Depreciation and amortization	66.0	66.5
Goodwill impairment	2.3	—
Deferred income taxes	41.0	(3.0)
Gain on sale of property, plant, equipment and other assets	(6.5)	(4.4)
Other	(12.3)	(5.6)
Changes in assets and liabilities:
Increase in receivables	(58.4)	(65.6)
Increase in inventories	(36.3)	(124.2)
Increase in other assets	(3.9)	(18.6)
Increase in accounts payable and accrued liabilities	12.8	24.4
(Decrease) increase in other liabilities	(6.0)	7.5

Net cash provided (required) by operating activities	59.6	(129.3)

Investing activities:
Proceeds from sale of property, plant, equipment and other assets	30.8	230.4
Capital expenditures – lease subsidiary	(233.0)	(112.5)
Capital expenditures – other	(46.2)	(24.4)
Payment for purchase of acquisitions, net of cash acquired	—	(15.7)
Sale of investment in equity trust	—	8.5

Net cash (required) provided by investing activities	(248.4)	86.3

Financing activities:
Issuance of common stock, net	16.5	9.5
Payments to retire debt	(46.2)	(297.0)
Proceeds from issuance of debt	174.0	449.8
Dividends paid to common shareholders	(8.5)	(8.4)
Dividends paid to preferred shareholders	(2.7)	(2.7)

Net cash provided by financing activities	133.1	151.2

Net (decrease) increase in cash and cash equivalents	(55.7)	108.2
Cash and cash equivalents at beginning of period	182.3	46.0

Cash and cash equivalents at end of period	$126.6	$154.2

Interest paid for the nine months ended September 30, 2005 and 2004 was $36.3 million and $30.6 million, respectively. Taxes paid, net of refunds received, were $9.0 million and $5.9 million for the nine months ended September 30, 2005 and 2004, respectively.
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Nine Months Ended September 30,
	2005	2004
	(unaudited)
	(in millions, except par value
	and dividends per share)
Common Stock (par value $1.00)
Balance, beginning and end of period	$50.9	$50.9

Capital in Excess of Par Value
Balance, beginning of period	432.6	434.7
Restricted shares issued	(0.9)	3.1
Stock options exercised	(0.4)	(4.8)
Other	0.1	(0.3)

Balance, end of period	431.4	432.7

Retained Earnings
Balance, beginning of period	600.9	622.6

Net income (loss)	60.9	(6.3)
Other comprehensive income (loss):
Currency translation adjustments, net of tax	(0.8)	0.1
Unrealized gain on derivative financial instruments, net of tax	2.0	0.7

Comprehensive net income (loss)	62.1	(5.5)

Dividends on common stock ($0.19 and $0.18 per common share in 2005 and 2004, respectively)	(9.0)	(8.4)
Dividends on Series B preferred stock	(2.4)	(2.3)

Balance, end of period	651.6	606.4

Treasury Stock
Balance, beginning of period	(71.5)	(104.4)
Restricted shares issued	13.6	7.9
Stock options exercised	16.9	14.1
Other	(1.9)	0.8

Balance, end of period	(42.9)	(81.6)

Total Stockholders’ Equity	$1,091.0	$1,008.4

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
     The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and subsidiaries (“Trinity” or the “Company”). In the opinion of management, all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2005 and the results of operations for the three and nine month periods ended September 30, 2005 and 2004, and cash flows for the nine month periods ended September 30, 2005 and 2004, have been made in conformity with generally accepted accounting principles. Because of seasonal and other factors, the results of operations for the three and nine month periods ended September 30, 2005 may not be indicative of expected results of operations for the year ending December 31, 2005. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2004.
Stock Based Compensation
     The Company has elected to apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its interpretations and, accordingly, no compensation expense has been recorded for stock options. The effect of computing compensation expense in accordance with Statement of Accounting Standards No. 123, “Accounting for Stock Based Compensation,” using the Black-Scholes option pricing method for the three and nine months ended September 30, 2005 and 2004 is shown in the accompanying table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in millions)		(in millions)
Pro forma
Net income (loss) applicable to common shareholders, as reported	$32.3	$0.1	$58.5	$(8.6)
Add: Effect of dilutive Series B preferred stock in 2005	0.8	—	2.4	—
Add: Stock compensation expense related to restricted stock, net of related income tax effect	1.0	0.9	2.3	2.2
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(1.2)	(1.5)	(3.7)	(4.2)

Pro forma net income (loss) applicable to common shareholders	$32.9	$(0.5)	$59.5	$(10.6)

Pro forma net income (loss) applicable to common shareholders per diluted share	$0.64	$(0.01)	$1.17	$(0.23)

Net income (loss) applicable to common shareholders per diluted share – as reported	$0.65	$0.00	$1.20	$(0.19)

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payments”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize in the financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. The effective date of SFAS 123R is currently the beginning of the next fiscal year that begins after June 15, 2005, which is the first quarter of the Company’s year ending December 31, 2006. The Company expects to adopt SFAS 123R using the “modified prospective” method. Under the modified prospective method, compensation expense is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Financial information for periods prior to the date of adoption of SFAS 123R would not be restated. The Company currently utilizes a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS 123R permits entities to use other models, the Company has determined that the Black-Scholes model will continue to be used to measure the fair value of awards of equity instruments to employees upon the adoption of SFAS 123R.
     The impact of SFAS 123R on the Company’s results of operations cannot be predicted at this time because the impact will depend on the number of equity awards granted in the future, as well as the assumptions used to value the awards.
     SFAS 123R also requires that the benefits associated with tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. Future amounts cannot be estimated because they depend on, among other things, when employees exercise stock options. However, the amounts recognized in prior periods for such excess tax deductions were not material for the nine month periods ended September 30, 2005 and 2004.
Net Income (Loss) Applicable to Common Shareholders
     Basic net income applicable to common shareholders per common share is computed by dividing net income (loss) less dividend requirements on the Series B preferred stock by the weighted average number of common shares outstanding for the period. Except when the effect would be anti-dilutive, the calculation of diluted net income applicable to common shareholders includes the impact of shares that could be issued under outstanding stock options as well as common shares that would be issued at the conversion of the Series B preferred stock. In addition, the Series B preferred stock dividends are added back to income assuming the Series B preferred stock are converted into common stock. Employee stock options were anti-dilutive for the nine months ended September 30, 2004. Conversion of the Series B preferred stock was anti-dilutive for the three and nine months ended September 30, 2004.
     The computation of basic and diluted net income (loss) applicable to common shareholders follows:

	Three Months Ended			Three Months Ended
	September 30, 2005			September 30, 2004
	(in millions except per share amounts)
	Income/	Average		Income/	Average
	(Loss)	Shares	EPS	(Loss)	Shares	EPS
Net income	$33.1			$0.9
Less: dividends on Series B preferred stock	(0.8)			(0.8)

Net income applicable to common shareholders – basic	$32.3	47.3	$0.68	$0.1	46.5	$0.00

Effect of dilutive securities:
Stock options	—	1.3		—	1.0
Series B preferred stock	0.8	2.7		—	—

Net income applicable to common shareholders – diluted	$33.1	51.3	$0.65	$0.1	47.5	$0.00

	Nine Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2004
	(in millions except per share amounts)
	Income/	Average		Income/	Average
	(Loss)	Shares	EPS	(Loss)	Shares	EPS
Net income (loss)	$60.9			$(6.3)
Less: dividends on Series B preferred stock	(2.4)			(2.3)

Net income (loss) applicable to common shareholders – basic	$58.5	47.1	$1.24	$(8.6)	46.4	$(0.19)

Effect of dilutive securities:
Stock options	—	1.0		—	—
Series B preferred stock	2.4	2.7		—	—

Net income (loss) applicable to common shareholders – diluted	$60.9	50.8	$1.20	$(8.6)	46.4	$(0.19)

Reclassifications
     Certain reclassifications have been made to prior year statements to conform to the current period presentation.
Note 2. Segment Information
     The Company now reports operating results in the following business segments: (1) the Rail Group, which manufactures and sells railcars and component parts; (2) the Construction Products Group, which manufactures and sells highway products, concrete and aggregates, girders and beams used in the construction of highway and railway bridges, and weld fittings used in pressure piping systems; (3) the Inland Barge Group, which manufactures and sells barges and related products for inland waterway services; (4) the Energy Equipment Group, which manufactures and sells products for energy related businesses, including tank heads, pressure and non-pressure containers for the storage and transportation of liquefied gases and other liquid and dry products, and structural wind towers; and (5) the Railcar Leasing and Management Services Group, which provides fleet management, maintenance, and leasing services. Finally, All Other includes the Company’s captive insurance and transportation companies, and other peripheral businesses.
     Sales and related profits from the Rail Group to Railcar Leasing and Management Services Group are recorded in the Rail Group and eliminated in consolidation. Sales of railcars from the lease fleet are included in the Railcar Leasing and Management Services Group. Sales between groups are recorded at prices comparable to those charged to external customers.
Three Months Ended September 30, 2005

	Revenues			Operating
				Profit
	Outside	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$408.6	$83.6	$492.2	$36.0
Construction Products Group	180.0	2.2	182.2	21.2
Inland Barge Group	50.3	—	50.3	4.7
Energy Equipment Group	58.0	2.3	60.3	8.4
Railcar Leasing and Management Services Group	44.0	—	44.0	12.9
All Other	1.6	10.1	11.7	(0.8)
Corporate	—	—	—	(9.7)
Eliminations	—	(98.2)	(98.2)	(13.8)

Consolidated Total	$742.5	$—	$742.5	$58.9

Three Months Ended September 30, 2004

	Revenues			Operating
				Profit
	Outside	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$279.8	$35.4	$315.2	$(14.5)
Construction Products Group	170.3	0.5	170.8	18.5
Inland Barge Group	46.2	—	46.2	(1.7)
Energy Equipment Group	33.1	2.4	35.5	4.1
Railcar Leasing and Management Services Group	36.5	—	36.5	7.9
All Other	1.3	7.5	8.8	(1.3)
Corporate	—	—	—	(7.2)
Eliminations	—	(45.8)	(45.8)	(2.0)

Consolidated Total	$567.2	$—	$567.2	$3.8

Nine Months Ended September 30, 2005

	Revenues			Operating
				Profit
	Outside	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$1,157.2	$264.4	$1,421.6	$62.0
Construction Products Group	502.3	3.6	505.9	50.9
Inland Barge Group	159.0	—	159.0	6.7
Energy Equipment Group	153.4	7.8	161.2	20.8
Railcar Leasing and Management Services Group	145.1	—	145.1	39.5
All Other	3.7	27.7	31.4	(4.3)
Corporate	—	—	—	(25.4)
Eliminations	—	(303.5)	(303.5)	(29.9)

Consolidated Total	$2,120.7	$—	$2,120.7	$120.3

Nine Months Ended September 30, 2004

	Revenues			Operating
				Profit
	Outside	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$729.6	$120.1	$849.7	$(17.2)
Construction Products Group	443.5	1.1	444.6	35.0
Inland Barge Group	153.6	—	153.6	(12.8)
Energy Equipment Group	98.3	5.0	103.3	8.4
Railcar Leasing and Management Services Group	143.3	—	143.3	31.9
All Other	2.5	21.6	24.1	(1.2)
Corporate	—	—	—	(23.8)
Eliminations	—	(147.8)	(147.8)	(8.7)

Consolidated Total	$1,570.8	$—	$1,570.8	$11.6

     In the third quarter of 2005, the Company restructured its Industrial Products Group to include the Company’s structural wind towers operation as a result of the increase in structural wind towers revenue. The increase in revenue is due, in part, to the recent signing of the Energy Policy Act of 2005, which provides production tax credits on wind generated energy. As a result, the structural wind towers operations, previously included in the “All Other” segment, is now included in the Energy Equipment Group (previously, the Industrial Products Group). Segment information for prior periods has been reclassified to conform to the current presentation. The following table presents the reclassified segment information for the quarters ended March 31 and June 30, 2005 and 2004.

	Revenues			Operating
				Profit
	Outside	Intersegment	Total	(Loss)
	(in millions)
Three Months Ended March 31, 2005
Energy Equipment Group	$44.1	$2.6	$46.7	$5.2
All Other	0.8	8.6	9.4	(1.9)

Three Months Ended March 31, 2004
Energy Equipment Group	$30.6	$1.5	$32.1	$0.5
All Other	0.7	6.6	7.3	1.6

Three Months Ended June 30, 2005
Energy Equipment Group	$51.3	$2.9	$54.2	$7.2
All Other	1.3	9.0	10.3	(1.6)

Three Months Ended June 30, 2004
Energy Equipment Group	$34.6	$1.1	$35.7	$3.8
All Other	0.5	7.5	8.0	(1.5)

Six Months Ended June 30, 2005
Energy Equipment Group	$95.4	$5.5	$100.9	$12.4
All Other	2.1	17.6	19.7	(3.5)

Six Months Ended June 30, 2004
Energy Equipment Group	$65.2	$2.6	$67.8	$4.3
All Other	1.2	14.1	15.3	0.1

Note 3. Property, Plant and Equipment
     The following table summarizes the components of property, plant and equipment as of September 30, 2005 and December 31, 2004.

	September 30,	December 31,
	2005	2004
	(in millions)
Corporate/Manufacturing:
Land	$54.8	$52.8
Buildings and improvements	352.4	352.1
Machinery and other	445.6	469.6
Construction in progress	32.5	10.7

	885.3	885.2
Less accumulated depreciation	(609.2)	(589.6)

	276.1	295.6

Leasing:
Machinery	33.3	33.3
Equipment on lease	840.9	602.4
Construction in progress	0.1	—

	874.3	635.7
Less accumulated depreciation.	(137.4)	(120.4)

	736.9	515.3

	$1,013.0	$810.9

Note 4. Goodwill
     Goodwill is reviewed for impairment annually or more frequently if certain indicators arise. In the quarter ended June 30, 2005, the Company reviewed the performance of its European operations, sales order activity, and status of the European backlog. Based on this review, the Company wrote off goodwill in the amount of $2.3 million. This expense is included in the nine months operating profit total for the Rail Group. As of September 30, 2005, the Company has fixed assets with a net book value of approximately $56.8 million related to its European operations. The Company will continue to evaluate its European operations, as necessary, to determine if there has been any impairment in the value of the fixed assets.
Note 5. Warranties
     The Company provides for the estimated cost of product warranties at the time revenue is recognized and assesses the adequacy of the resulting reserves on a quarterly basis. The change in the accruals for warranties for the three and nine months ended September 30, 2005 and 2004 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	( in millions)		(in millions)
Beginning balance	$26.5	$20.3	$19.3	$23.0
Additions	9.4	3.2	21.0	9.2
Reductions	(2.7)	(3.4)	(7.1)	(12.1)

Ending balance	$33.2	$20.1	$33.2	$20.1

Note 6. Debt
     The following table summarizes the components of debt as of September 30, 2005 and December 31, 2004.

	September 30,	December 31,
	2005	2004
	(in millions)
Corporate/Manufacturing — Recourse:
Revolving commitment	$—	$—
Senior notes	300.0	300.0
Other	3.1	5.3

	303.1	305.3

Leasing — Recourse
Equipment trust certificates	130.1	170.0

	130.1	170.0

	433.2	475.3

Leasing — Non-recourse
Warehouse facility	209.2	42.7

	209.2	42.7

Total debt	$642.4	$518.0

     In April 2005, the $250 million revolving credit facility was extended and expanded to provide for a five-year, $350 million secured revolving credit facility. Two of the financial covenants, the asset coverage ratio and the capital expenditures limitation, were eliminated, while the permitted leverage ratio was increased. At September 30, 2005, there were no borrowings under the revolving credit facility. Due to outstanding letters of credit, $234.7 million was available under this facility as of September 30, 2005.
     In August 2005, Trinity Industries Leasing Company (“TILC”) extended its $300 million non-recourse warehouse facility through August 2007. This facility that was established to finance railcars owned by TILC has $209.2 million outstanding as of September 30, 2005. Advances under the facility bear interest at a defined index rate plus a margin, for an all in rate of 4.54% as September 30, 2005. At September 30, 2005, $90.8 million was available under this facility. In October 2005, this facility was increased by $75 million to $375 million and will continue to be used to finance railcars owned by TILC.
     In anticipation of a future debt issuance, the Company entered into interest rate swap transactions during the third quarter of 2005. These instruments, with a notional amount of $60 million, fix the interest rate on a future debt issuance associated with a railcar leasing transaction in 2006 and will expire in the first quarter of 2006. The weighted average fixed interest rate under these instruments is 4.611 percent. These interest rate swaps are being accounted for as cash flow hedges with changes in the fair value of the instruments recorded in other comprehensive income.
     Terms and conditions of other debt are described in the Annual Report on Form 10-K.
     The remaining principal payments under existing debt agreements as of September 30, 2005 are as follows:

	Remaining
	three months
	of 2005	2006	2007	2008	2009	Thereafter
			(in millions)
Recourse:
Corporate/Manufacturing	$0.3	$1.4	$1.2	$0.2	$—	$300.0
Leasing — equipment trust certificates (Note 7)	—	10.3	43.5	14.2	62.1	—
Non-recourse:
Leasing —warehouse facility (Note 7)	1.9	7.6	5.0	129.8	64.9	—

Total principal payments	$2.2	$19.3	$49.7	$144.2	$127.0	$300.0

Note 7. Railcar Leasing and Management Services Group
     The Railcar Leasing and Management Services Group (Leasing Group) provides fleet management, maintenance, and leasing services. Selected combined financial information for the Leasing Group is as follows:

	September 30,	December 31,
	2005	2004
	(in millions)
Balance Sheet
Cash	$16.6	$7.2
Leasing equipment Machinery	33.3	33.3
Equipment on lease	840.9	602.4
Construction in progress	0.1	—

	874.3	635.7

Less accumulated depreciation	(137.4)	(120.4)

	736.9	515.3

Restricted assets	68.9	65.5

Debt
Recourse	130.1	170.0
Non-recourse	209.2	42.7

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	( in millions)		(in millions)
Statement of Operations
Revenues	$44.0	$36.5	$145.1	$143.3
Operating profit	12.9	7.9	39.5	31.9
     Interest expense, which is not a component of operating profit, was $5.1 million and $13.8 million for the three and nine month periods ended September 30, 2005 and $4.7 and $14.0 for the same periods last year.
     Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured by Trinity and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Leasing Group primarily enters into operating leases. Future minimum rental revenues on leases in each year are (in millions): the remaining three months of 2005 — $35.7; 2006 — $129.9; 2007 — $117.9; 2008 — $99.4; 2009 — $85.6 and $359.3 thereafter.
     The Leasing Group’s debt consists of both recourse and non-recourse debt. See Note 6 for maturities of the debt. Leasing Group equipment with a net book value of $573.5 million is pledged as collateral for Leasing Group debt.
Note 8. Other, Net
     Other, net consists of other (income) expense of the following items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in millions)		(in millions)
Gain on sale of property, plant and equipment	$(2.0)	$(1.4)	$(6.5)	$(4.4)
Foreign currency exchange transactions	(0.2)	0.4	(0.1)	1.5
Royalty on lease of oil and gas mineral rights	(1.8)	—	(1.8)	—
(Gain) loss on equity investments	(3.9)	0.6	(3.4)	1.4
Other	0.3	0.2	0.3	(0.2)

Other, net	$(7.6)	$(0.2)	$(11.5)	$(1.7)

Note 9. Benefit Plans
     The following table summarizes the components of net periodic pension cost for the Company:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in millions)		(in millions)
Service cost	$2.6	$2.5	$7.7	$7.4
Interest	4.2	3.7	12.6	11.1
Expected return on assets	(4.3)	(3.9)	(12.9)	(11.6)
Amortization and deferral	0.8	0.3	2.2	0.9
Profit sharing	1.4	0.8	4.2	2.6

Net expense	$4.7	$3.4	$13.8	$10.4

     The Company contributed $2.4 million and $4.7 million to the Company’s defined benefit pension plans for the three and nine month periods ended September 30, 2005. The Company contributed $13.2 and $16.8 million to the Company’s defined benefit pension plans for the three and nine month periods ended in the prior year. Total contributions to the Company’s pension plans in 2005 are expected to be approximately $6.1 million.
Note 10. Contingencies
     Barge Litigation
     At January 1, 2005, the Company and its wholly owned subsidiary, Trinity Marine Products, Inc. (“TMP”), and certain material suppliers and others, were co-defendants in four separate lawsuits alleging the same or similar causes of action related to the coatings applied to barges manufactured by TMP. The following three cases have been settled or agreed to settle. In the first quarter of 2005, the Company agreed to settle the J. Russell Flowers, Inc. case. Trinity Marine Leasing, Inc. (the Company’s barge leasing subsidiary) agreed to acquire up to 54 hopper barges from Flowers and Flowers agreed to pay in full its outstanding receivable to TMP. Additionally, the LeBeouf Bros. Towing Co., Inc. case was settled with Trinity Marine Leasing, Inc. entering into a sale and lease-back agreement for a limited number of LeBeouf tank barges coupled with a sale by TMP to LeBeouf of a like number of new tank barges. In the second quarter of 2005, the Company settled the Marquette Transportation Company case (“Marquette case”). The Marquette case involved 84 hopper barges sold at an average price of approximately $280,000. The Marquette settlement involves both the plaintiff’s purchase of 100 new hopper barges and 20 cover sets from TMP, such barges and cover sets to be manufactured in 2005 and 2006, and the payment by TMP of a portion of the plaintiff’s expenses.
     The fourth case, filed by Waxler Transportation, remains active. In the Waxler case, the plaintiff has petitioned the court for certification of a class which, if certified by the court, could significantly increase the total number of barges at issue. Absent certification of the class, the current class representative owns four tank barges on which allegedly defective coatings were applied. These four barges were sold at an approximate average price of $1.4 million. Legal counsel for the Company and TMP has advised that factual disputes exist regarding the legal merits of class certification. Discovery is underway in Waxler but no date has been set for trial. Independent experts investigating the claims for the Company have opined that the plaintiffs’ assertion the coating applied to the barges is a food source for microbiologically influenced corrosion is without merit. The Company and TMP are defending the Waxler case vigorously.
     In a separate action, the Company and TMP filed for declaratory judgment to determine the Company’s and TMP’s obligation for coatings applied to 65 tank barges and TMP’s rights and remedies under an insurance policy applicable to the barges in which TMP was named as an additional insured. During mediation in April 2005, the action was partially settled between the Company, TMP, and one of the defendants who owned 42 of the barges. In connection with this partial settlement the Company and TMP received an assignment of rights from the settling defendant with respect to insurance proceeds. The action is pending as to the other defendants involving 23 of the barges.
     For the settlement agreements noted above and unrelated barge warranty matters, $3.3 million was expensed during the first quarter of 2005.
     For additional information on Barge Litigation settlements, see footnote 9 in the Company’s Form 10-Q for the three months ended March 31, 2005.

     Other Litigation
     A subsidiary of the Company, Transit Mix Concrete and Materials Company, Inc. (“Transit Mix”), is named as a defendant in a case involving the death of an employee of an independent contractor who was working at a Transit Mix facility. Following a jury verdict in favor of the plaintiff, the presiding judge entered a final judgment that, together with fees, costs, and judgment interest, now totals $41.6 million. This case has been appealed by Transit Mix and its insurers. Management believes liability in this case, if any, exceeding $3.0 million, will be covered by insurance.
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
     The Company is involved in various proceedings relating to environmental matters. The Company has reserved $10.4 million to cover probable and estimable liabilities of the Company with respect to investigation, assessment, and remedial response to such matters, taking into account currently available information and the Company’s contractual rights to indemnification and other recourse to third parties. However, estimates of future remedial response costs are necessarily imprecise. Accordingly, there can be no assurance that the Company will not become involved in future environmental litigation or other proceedings or, if the Company were found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company.
Note 11. Financial Statements for Guarantors of the Senior Notes
     On March 10, 2004, $300,000,000 of Senior Notes due 2014 were issued by Trinity Industries, Inc. (Parent) which includes the corporate operations and certain operations of the Construction Products Group and the Industrial Products Group. The Senior Notes are fully and unconditionally and jointly and severally guaranteed by certain of Trinity’s wholly owned subsidiaries: Transit Mix Concrete & Material Company, Trinity Industries Leasing Company, Trinity Marine Products, Inc., Trinity Rail Group, LLC, Thrall Trinity Freight Car, Inc., Trinity Tank Car, Inc., and Trinity Rail Components and Repair, Inc. No other subsidiaries guarantee the Senior Notes. As of September 30, 2005, assets held by the non-guarantor subsidiaries include $68.9 million of restricted assets that are not available for distribution to the Parent, $277.3 million of assets securing certain debt held by the non-guarantor subsidiaries, and $292.6 million of assets located in foreign locations.
Statement of Operations
For the Three Months Ended September 30, 2005

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$114.3	$415.3	$252.0	$(39.1)	$742.5
Cost of sales	109.1	356.1	206.5	(39.1)	632.6
Selling, engineering and administrative expenses	18.5	21.7	10.8	—	51.0

	127.6	377.8	217.3	(39.1)	683.6

Operating profit (loss)	(13.3)	37.5	34.7	—	58.9
Other (income) expense	(40.9)	(4.6)	1.7	46.2	2.4

Income (loss) before income taxes	27.6	42.1	33.0	(46.2)	56.5
Provision (benefit) for income taxes	(5.5)	17.4	11.5	—	23.4

Net income (loss)	$33.1	$24.7	$21.5	$(46.2)	$33.1

Statement of Operations
For the Nine Months Ended September 30, 2005

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$335.6	$1,193.6	$711.4	$(119.9)	$2,120.7
Cost of sales	309.7	1,033.3	631.5	(119.9)	1,854.6
Selling, engineering and administrative expenses	46.9	65.7	33.2	—	145.8

	356.6	1,099.0	664.7	(119.9)	2,000.4

Operating profit (loss)	(21.0)	94.6	46.7	—	120.3
Other (income) expense	(63.5)	(6.9)	(4.7)	93.5	18.4

Income (loss) before income taxes	42.5	101.5	51.4	(93.5)	101.9
Provision (benefit) for income taxes	(18.4)	39.9	19.5	—	41.0

Net income (loss)	$60.9	$61.6	$31.9	$(93.5)	$60.9

Statement of Operations
For the Three Months Ended September 30, 2004

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions )
Revenues	$89.7	$335.1	$183.8	$(41.4)	$567.2
Cost of sales	67.0	308.4	185.5	(41.4)	519.5
Selling, engineering and administrative expenses	12.9	18.6	12.4	—	43.9

	79.9	327.0	197.9	(41.4)	563.4

Operating profit (loss)	9.8	8.1	(14.1)	—	3.8
Other (income) expense	9.5	1.4	(13.0)	4.2	2.1

Income (loss) before income taxes	0.3	6.7	(1.1)	(4.2)	1.7
Provision (benefit) for income taxes	(0.6)	2.5	(1.1)	—	0.8

Net income (loss)	$0.9	$4.2	$0.0	$(4.2)	$0.9

Statement of Operations
For the Nine Months Ended September 30, 2004

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions )
Revenues	$203.3	$887.4	$542.6	$(62.5)	$1,570.8
Cost of sales	160.1	806.3	532.1	(62.5)	1,436.0
Selling, engineering and administrative expenses	37.5	52.8	32.9	—	123.2

	197.6	859.1	565.0	(62.5)	1,559.2

Operating profit (loss)	5.7	28.3	(22.4)	—	11.6
Other (income) expense	19.7	6.8	(21.9)	16.3	20.9

Income (loss) before income taxes	(14.0)	21.5	(0.5)	(16.3)	(9.3)
Provision (benefit) for income taxes	(7.7)	9.2	(4.5)	—	(3.0)

Net income (loss)	$(6.3)	$12.3	$4.0	$(16.3)	$(6.3)

Balance Sheet
September 30, 2005

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash	$67.9	$0.9	$57.8	$—	$126.6
Accounts receivable	69.1	135.7	67.8	—	272.6
Inventory	61.3	230.2	147.1	—	438.6
Property and equipment, net	46.7	360.3	606.0	—	1,013.0
Investments in subsidiaries/ intercompany receivable (payable), net	1,275.1	(228.8)	28.1	(1,074.4)	—
Other	181.1	354.4	172.9	(100.9)	607.5

	$1,701.2	$852.7	$1,079.7	$(1,175.3)	$2,458.3

Liabilities:
Accounts payable and accrued liabilities	$185.3	$216.3	$154.9	$(33.7)	$522.8
Deferred income	32.2	2.9	10.7	—	45.8
Other liabilities	32.7	119.1	13.1	(67.2)	97.7
Debt	301.4	131.3	209.7	—	642.4
Redeemable convertible preferred stock	58.6	—	—	—	58.6
Total stockholders’ equity	1,091.0	383.1	691.3	(1,074.4)	1,091.0

	$1,701.2	$852.7	$1,079.7	$(1,175.3)	$2,458.3

Balance Sheet
December 31, 2004

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash	$138.3	$0.4	$43.6	$—	$182.3
Accounts receivable	57.1	98.1	59.0	—	214.2
Inventory	58.4	200.5	143.4	—	402.3
Property and equipment, net	51.4	374.8	384.7	—	810.9
Investments in subsidiaries/ intercompany receivable (payable), net	1,181.8	(260.3)	60.3	(981.8)	—
Other	173.6	354.5	175.4	(103.0)	600.5

	$1,660.6	$768.0	$866.4	$(1,084.8)	$2,210.2

Liabilities:
Accounts payable and accrued liabilities	$219.8	$154.4	$137.5	$—	$511.7
Deferred income	33.5	3.0	10.7	—	47.2
Other liabilities	31.7	119.1	14.4	(103.0)	62.2
Debt	304.5	170.0	43.5	—	518.0
Redeemable convertible preferred stock	58.2	—	—	—	58.2
Total stockholders’ equity	1,012.9	321.5	660.3	(981.8)	1,012.9

	$1,660.6	$768.0	$866.4	$(1,084.8)	$2,210.2

Statement of Cash Flows
For the Nine Months Ended September 30, 2005

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions )
Net cash (used) provided by operating activities	$(75.0)	$37.7	$96.9	$—	$59.6
Net cash (required) provided by investing activities	(1.0)	1.5	(248.9)	—	(248.4)
Net cash provided (required) by financing activities	5.6	(38.7)	166.2	—	133.1

Net (decrease) increase in cash and cash equivalents	(70.4)	0.5	14.2	—	(55.7)
Cash and equivalents at beginning of period	138.3	0.4	43.6	—	182.3

Cash and equivalents at end of period	$67.9	$0.9	$57.8	$—	$126.6

Statement of Cash Flows
For the Nine Months Ended September 30, 2004

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (used) provided by operating activities	$(104.8)	$(88.1)	$63.6	$—	$(129.3)
Net cash provided (required) by investing activities	3.7	88.1	(5.5)	—	86.3
Net cash provided (required) by financing activities	175.6	(0.1)	(24.3)	—	151.2

Net increase (decrease) in cash and cash equivalents	74.5	(0.1)	33.8	—	108.2
Cash and equivalents at beginning of period	31.5	1.0	13.5	—	46.0

Cash and equivalents at end of period	$106.0	$0.9	$47.3	$—	$154.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     In the third quarter of 2005, the Company restructured its Industrial Products Group to include the Company’s structural wind tower operations as a result of the increase in structural wind towers revenue. The increase in revenue is due, in part, to the recent signing of the Energy Policy Act of 2005, which provides production tax credits on wind generated energy. As a result, the structural wind towers operations, previously included in the “All Other” segment, is now included in the Energy Equipment Group (previously, the Industrial Products Group). Segment information for prior periods has been reclassified to conform to the current presentation.
     The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes thereto appearing elsewhere in this document.
Overall Summary
          Revenues

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Revenues			Revenues			Percent
	Outside	Intersegment	Total	Outside	Intersegment	Total	Change
	(in millions)
Rail Group	$408.6	$83.6	$492.2	$279.8	$35.4	$315.2	56.2%
Construction Products Group	180.0	2.2	182.2	170.3	0.5	170.8	6.7
Inland Barge Group	50.3	—	50.3	46.2	—	46.2	8.9
Energy Equipment Group	58.0	2.3	60.3	33.1	2.4	35.5	70.0
Railcar Leasing and Management Services Group	44.0	—	44.0	36.5	—	36.5	20.5
All Other	1.6	10.1	11.7	1.3	7.5	8.8	33.0
Eliminations	—	(98.2)	(98.2)	—	(45.8)	(45.8)

Consolidated Total	$742.5	$—	$742.5	$567.2	$—	$567.2	30.9%

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Revenues			Revenues			Percent
	Outside	Intersegment	Total	Outside	Intersegment	Total	Change
	(in millions)
Rail Group	$1,157.2	$264.4	$1,421.6	$729.6	$120.1	$849.7	67.3%
Construction Products Group	502.3	3.6	505.9	443.5	1.1	444.6	13.8
Inland Barge Group	159.0	—	159.0	153.6	—	153.6	3.5
Energy Equipment Group	153.4	7.8	161.2	98.3	5.0	103.3	56.1
Railcar Leasing and Management Services Group	145.1	—	145.1	143.3	—	143.3	1.3
All Other	3.7	27.7	31.4	2.5	21.6	24.1	30.3
Eliminations	—	(303.5)	(303.5)	—	(147.8)	(147.8)

Consolidated Total	$2,120.7	$—	$2,120.7	$1,570.8	$—	$1,570.8	35.0%

     Our revenues for the three and nine months ended September 30, 2005 increased primarily due to a significant increase in outside sales by the Rail Group. Additionally, the increase in revenues for the Construction Products Group was primarily attributable to an increase in raw material costs which have resulted in higher sales prices. For the nine months ended September 30, 2005, the Construction Products Group has experienced favorable weather that has also attributed to an increase in revenues. The increase in revenue from the Railcar Leasing and Management Services Group was the result of an increase in the size of the fleet and an improvement in utilization, partially offset by a decrease in sales of cars from the lease fleet. The increase in revenues for the Energy Equipment Group was primarily attributable to the increase in sales of structural wind towers.
          Operating Profit (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in millions)		(in millions)
Rail Group	$36.0	$(14.5)	$62.0	$(17.2)
Construction Products Group	21.2	18.5	50.9	35.0
Inland Barge Group	4.7	(1.7)	6.7	(12.8)
Energy Equipment Group	8.4	4.1	20.8	8.4
Railcar Leasing and Management Services Group	12.9	7.9	39.5	31.9
All Other	(0.8)	(1.3)	(4.3)	(1.2)
Corporate	(9.7)	(7.2)	(25.4)	(23.8)
Eliminations	(13.8)	(2.0)	(29.9)	(8.7)

Consolidated Total	$58.9	$3.8	$120.3	$11.6

     Our operating profit for the three and nine months ended September 30, 2005 increased as the result of improved efficiencies and cost savings due to increased volumes in our manufacturing businesses, increased pricing, and an increase in the size and utilization of our lease fleet. Additionally, operating profit increased due to a significant decrease in expense related to losses on contracts resulting from increases in the prices of steel and other raw materials in our Rail and Inland Barge Groups, partially offset by an increase in warranty expense and a write-off of goodwill associated with our European operations in the Rail Group in the second quarter of 2005. In June 2005, we reviewed the performance of our European operations, sales order activity, and status of the backlog during the quarter and concluded a goodwill write-off was necessary. As of September 30, 2005, we have fixed assets with a net book value of approximately $56.8 million that relate to the European operations. We will continue to evaluate the European operations, as necessary, to determine if there has been any impairment in the value of the fixed assets.
     Other Income and Expense. Interest expense, net of interest income was $10.0 million for the three months ended September 30, 2005 compared to $2.3 million for the same period last year. Interest income decreased $7.9 million over the same period last year and interest expense decreased $0.2 million over the same period last year. Interest expense, net of interest income, was $29.9 million for the nine months ended September 30, 2005 and $22.6 million for the nine months ended September 30, 2004. Interest income decreased $7.5 million and interest expense decreased $0.2 over the same period last year. For both the three and nine month periods the decrease in interest income is primarily related to the recognition of $8.1 million in accrued interest on a deposit in Mexico to purchase steel that was collected in the third quarter of 2004. Interest expense remained constant for the three and nine months ended September 30, 2005 and 2004. The increase in interest expense in 2005 related to an increase in debt balances associated with the warehouse facility as compared to the increase in interest expense in 2004 that was related to a write-off of deferred loan fees of $1.2 million in connection with early retirement of a term loan. Other, net increased due to the sale of an equity interest in a leasing investment, royalties earned on the lease of mineral drilling rights, and higher gains on sales of property, plant and equipment.
     Income Taxes. The current effective tax rate for 2005 of 40.2% was greater than the statutory rate of 35.0% due to the state income taxes, the write-down of goodwill in the second quarter of 2005 that is not deductible for tax purposes, and the impact of certain foreign tax losses in jurisdictions with a lower tax rate or in foreign locations where tax benefits were not recorded. The prior year current effective tax rate of 32.6% was due to foreign income which has lower effective tax rates.
Rail Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Percent	2005	2004	Percent
	(in millions)		Change	(in millions)		Change
Revenues:
North American Rail	$417.8	$263.2	58.7%	$1,209.9	$628.0	92.7%
European Rail	33.8	25.5	32.6	96.9	134.6	(28.0)
Components	40.6	26.5	53.2	114.8	87.1	31.8

Total revenues	$492.2	$315.2	56.2	$1,421.6	$849.7	67.3

Operating profit (loss)	$36.0	$(14.5)		$62.0	$(17.2)
Operating profit margin (loss)	7.3%	(4.6)%		4.4%	(2.0)%
     Railcars shipped in North America increased 37.1% to 5,685 cars during the three months ended September 30, 2005 compared to the same period in 2004. For the nine months ended September 30, 2005, we shipped 17,016 cars for an increase of 67.9%. As of September 30, 2005, our North American backlog was approximately 16,900 cars compared to approximately 19,800 cars as of September 30, 2004.
     Railcars shipped in Europe increased 10.7% to approximately 360 cars for the three months ended September 30, 2005. For the nine months ended September 30, 2005, we shipped approximately 1,060 cars for a decline of 39.6% as compared to the same period last year. As of September 30, 2005, our European backlog was approximately 730 cars compared to approximately 1,700 cars on the same date last year.
     The operating profit for the Rail Group increased for the three months ended September 30, 2005 compared to the same period last year due to increased pricing, increased volume, and improved operating efficiencies, particularly in North American Rail, partially offset by an increase in warranty expense and losses on contracts resulting from increases in the prices of steel and other raw materials of $3.2 million. The three months ended September 30, 2004 included increased steel and component costs of $17.0 million including a $4.6 million contract loss on railcars to be delivered and an increased operating loss in Europe of $1.2 million as a result of a third quarter plant shut-down for maintenance.
     The operating profit for the Rail Group increased for the nine months ended September 30, 2005 compared to the same period last year due to the same reasons stated for the current quarter but was also impacted by a write-off of $2.3 million of goodwill associated with the European operations previously discussed in the overall operating profit summary above and an inventory write-down of $1.8 million. The nine months ended September 30, 2004 was adversely impacted by $33.2 million due to increased material costs above costs anticipated for contracts that existed at the beginning of 2004, shortages of material and, unanticipated plant shut-downs, start-up costs related to reopening manufacturing facilities in Europe and unabsorbed costs related to the shut-down of a European plant for maintenance.
     In the three months ended September 30, 2005 railcar sales to the Railcar Leasing and Management Services Group were $82.9 million compared to $34.3 million in the comparable period in 2004 with profit of $13.8 million compared to $2.0 million for the same period in 2004. In the nine months ended September 30, 2005 railcar sales to the Railcar Leasing and Management Services Group were $262.6 million compared to $117.0 million in the comparable period in 2004 with profit of $29.9 million compared to $8.7 million for the same period in 2004. Sales to the Railcar Leasing and Management Services Group and related profits are included in the operating results of the Rail Group but are eliminated in consolidation.
Construction Products Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Percent	2005	2004	Percent
	(in millions)		Change	(in millions)		Change
Revenues:
Concrete and Aggregates	$95.7	$87.7	9.1%	$274.2	$231.1	18.7%
Highway Products	58.7	62.7	(6.4)	153.0	154.0	(0.7)
Other	27.8	20.4	36.3	78.7	59.5	32.3

Total revenues	$182.2	$170.8	6.7	$505.9	$444.6	13.8

Operating profit	$21.2	$18.5		$50.9	$35.0
Operating profit margin	11.6%	10.8%		10.1%	7.9%
     Revenues increased for the three and nine months ended September 30, 2005 compared to the same periods in 2004 primarily attributable to an increase in raw material costs which have resulted in higher sales prices, offset by slightly unfavorable weather conditions for the three months ended September 30, 2005. For the nine months ended September 30, 2005, favorable weather also contributed to increased revenues. The operating profit margins increased as a result of increased demand across all businesses as well as price increases and operational efficiencies.
Inland Barge Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Percent	2005	2004	Percent
	(in millions)		Change	(in millions)		Change
Revenues	$50.3	$46.2	8.9%	$159.0	$153.6	3.5%
Operating profit (loss)	$4.7	$(1.7)		$6.7	$(12.8)
Operating profit (loss) margin	9.3%	(3.7)%		4.2%	(8.3)%
     Revenues increased for the three and nine months ended September 30, 2005 compared to the same periods in 2004. This was primarily due to a change in the mix of tank barges sold and an increase in raw material costs which have resulted in higher sales prices. For the nine months ended September 30, 2005, these increases were partially offset by a decrease in hopper barge sales. Operating profit for the three and nine months ended September 30, 2005 increased compared to the same periods last year. The improvement for the three and nine months ended September 30, 2005 was primarily due to a change in mix, the ability to pass on steel cost increases to our customers, as well as a decrease in barge litigation costs. The expense related to estimated losses on contracts due to steel surcharges was $9.1 million for the nine months ended September 30, 2004. No loss on contract expense was recorded in 2005. Barge litigation and related costs were $0.1 million and $1.0 million for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 barge litigation and related costs were $2.4 million compared to $4.1 million for the same period last year. Barge litigation settlements for the nine months ended September 30, 2005 were $3.3 million.

Energy Equipment Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Percent	2005	2004	Percent
	(in millions)		Change	(in millions)		Change
Revenues	$60.3	$35.5	70.0%	$161.2	$103.3	56.1%
Operating profit	$8.4	$4.1		$20.8	$8.4
Operating profit margin	13.9%	11.5%		12.9%	8.1%
     Revenues increased for the three and nine months ended September 30, 2005 compared to the same periods in 2004, primarily due to sales of structural wind towers. Activity in the structural wind towers business resumed in the latter part of 2004 with the anticipated passage of the Energy Policy Act of 2005, which provides production tax credits on wind generated energy. Increased sales of container heads and tank car heads in Mexico as well as improved pricing on containers sold in Mexico also contributed to the increase in revenues in the three and nine months ended September 30, 2005. The operating profit margins for the three and nine months ended September 30, 2005 were higher than the same quarter last year due to the resumed operations for the sale of structural wind towers, more favorable market conditions, continued cost reductions, and improved pricing.
Railcar Leasing and Management Services Group

	Three Months			Nine Months
	Ended			Ended
	September 30,			September 30,
	2005	2004	Percent	2005	2004	Percent
	(in millions)		Change	(in millions)		Change
Revenues:
Leasing and management	$43.4	$35.5	22.3%	$122.8	$105.5	16.4%
Sales of cars from the lease fleet	0.6	1.0	*	22.3	37.8	(41.0)

Total revenues	$44.0	$36.5	20.5	$145.1	$143.3	1.3

Operating Profit:
Leasing and management	$12.8	$8.2		$33.9	$27.4
Sales of cars from the lease fleet	0.1	(0.3)		5.6	4.5

Total operating profit	$12.9	$7.9		$39.5	$31.9
Operating profit margin	29.3%	21.6%		27.2%	22.3%
Fleet utilization	99.4%	98.5%		99.4%	98.5%

• - not meaningful
     Total revenues increased for the three and nine months ended September 30, 2005 compared to the same periods last year due to increased rental revenues related to additions to the lease fleet, higher average lease rates, and improved fleet utilization, partially offset by a reduction in sales of cars from the lease fleet. Operating profit for the leasing and management operations as well as from the sales of cars from the lease fleet increased for the three and nine months ended September 30, 2005. This increase is primarily attributable to additions to the lease fleet, higher average lease rates, and improved utilization.
     To fund the continued expansion of its lease fleet to meet market demand, the Leasing Group uses its non-recourse warehouse facility to provide initial financing for a portion of the manufacturing costs of the cars. Subsequently, the Leasing Group generally obtains long-term financing for the cars in the lease fleet through long-term recourse debt such as equipment trust certificates, long-term non-recourse operating leases pursuant to sales/leaseback transactions, or asset-backed securities.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in millions)		(in millions)
Operating profit — leasing and management	$12.8	$8.2	$33.9	$27.4
Add: Depreciation and amortization	6.9	5.5	18.5	17.3
Rental expense	12.3	10.2	36.8	28.6

EBITDAR	$32.0	$23.9	$89.2	$73.3

EBITDAR margin	73.7%	67.3%	72.6%	69.5%
     The increase in EBITDAR for the three and nine months ended September 30, 2005 was due to improved fleet utilization, higher average lease rates, and an increase in the size of the fleet.
     As of September 30, 2005, the Leasing and Management Services Group’s rental fleet of approximately 23,300 owned or leased railcars had an average age of 5.23 years and an average remaining lease term of 6.02 years.
All Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	Percent	2005	2004	Percent
	(in millions)		Change	(in millions)		Change
Revenues.	$11.7	$8.8	33.0%	$31.4	$24.1	30.3%
Operating loss	(0.8)	(1.3)		(4.3)	(1.2)
     The increase in revenues for the three and nine month periods ended September 30, 2005 over the same periods last year was primarily attributable to an increase in Intersegment sales by our transportation company. The operating loss in the three and nine month periods ended September 30, 2005 is primarily due to costs associated with non-operating plants. The operating loss for nine months ended September 30, 2004 contained a reversal of $3.1 million of expenses due to an adjustment of reserves for contingencies related to non-operating plants.
Liquidity and Capital Resources
2005 Financing Activity
     In April, we extended and expanded our current revolving credit facility to provide for a five-year, $350 million secured revolving credit facility. Two of the financial covenants, the asset coverage ratio and the capital expenditures limitation, were eliminated, while the permitted leverage ratio was increased. At September 30, 2005, there were no borrowings under this revolving credit facility.
     In August 2005, we extended Trinity Industries Leasing Company’s (“TILC”) current warehouse facility with a $300 million line to August 2007. At September 30, 2005, there was $209.2 million outstanding on this facility. In October, this facility was increased by $75 million to $375 million and will continue to be used to finance railcars owned by TILC.
     In anticipation of a future debt issuance, we entered into interest rate swap transactions during the third quarter of 2005. These instruments, with a notional amount of $60 million, fix the interest rate on a future debt issuance associated with a railcar leasing transaction in 2006 and will expire in the first quarter of 2006. The weighted average fixed interest rate under these instruments is 4.611 percent. These interest rate swaps are being accounted for as cash flow hedges with changes in the fair value of the instruments recorded in other comprehensive income.
Cash Flows
     Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2005 was $59.6 million compared to $129.3 million of net cash required by operating activities for the same period in 2004. This was primarily due to an increase in earnings for the nine month period as well as an increase in accounts payable partially offset by an increase in inventory and receivables related to increased production volumes. The increase in inventory and receivables is reflective of the upturn in our businesses.

     Investing Activities. Net cash required by investing activities for the nine months ended September 30, 2005 was $248.4 million compared to $86.3 million provided by investing activities for the same period last year. Capital expenditures for the nine months ended September 30, 2005 were $279.2 million, of which $233.0 million were for additions to the lease subsidiary. This compares to $136.9 million of capital expenditures for the same period last year, of which $112.5 million were for additions to the lease subsidiary. Proceeds from the sale of property, plant and equipment were $30.8 million for the nine months ended September 30, 2005 composed primarily of railcar sales from the lease fleet and the sale of non-operating assets, compared to $230.4 million for the same period in 2004 composed primarily of railcar sales from the lease fleet and non-operating assets. In 2004, $15.7 million of cash was required for an acquisition by our Construction Products Group and $8.5 million of cash was provided by the sale of the Leasing’s Group equity ownership in a trust.
Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2005 was $133.1 million compared to $151.2 million for the same period in 2004. We intend to use our cash to fund the operations of the Company, including expansion of manufacturing plants and additions to the leasing fleet. During the first quarter of 2004, we issued $300 million aggregate principal amount 6 1/2% senior notes due 2014 through a private offering. We applied approximately $163 million of the net proceeds of the offering to repay all indebtedness under our existing credit facility.
Contractual Obligation and Commercial Commitments
     As of September 30, 2005, other commercial commitments related to letters of credit have increased to $124.4 million from $124.2 million as of December 31, 2004. Refer to Note 6 in the financial statements for changes to our outstanding debt and maturities. Other commercial commitments that relate to operating leases under sale/leaseback transactions were basically unchanged as of September 30, 2005.
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
     Forward-Looking Statements. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not historical facts are forward-looking statements and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performance, estimates, projections, goals and forecasts. Potential factors, which could cause our actual results of operations to differ materially from those in the forward-looking statements, include among others:
•	market conditions and demand for our products;

•	the cyclical nature of both the railcar and barge industries;

•	variations in weather in areas where construction products are sold and used;

•	disruption of manufacturing capacity due to weather related events;

•	the timing of introduction of new products;

•	the timing of customer orders;

•	price changes;

•	changes in mix of products sold;

•	the extent of utilization of manufacturing capacity;

•	availability and costs of component parts, supplies, and raw materials;

•	competition and other competitive factors;

•	changing technologies;

•	steel prices;

•	surcharges added to fixed pricing agreements for raw materials;

•	interest rates and capital costs;

•	long-term funding of our leasing warehouse facility;

•	taxes;

•	the stability of the governments and political and business conditions in certain foreign countries, particularly Mexico and Romania;
•	changes in import and export quotas and regulations;
•	business conditions in emerging economies;
•	results of litigation; and
•	legal, regulatory, and environmental issues.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended September 30, 2005:

	Number of	Average Price Paid
Period	Shares Purchased (1)	per Share (1)
July 1, 2005 through July 31, 2005	158	$36.93
August 1, 2005 through August 31, 2005	8,781	$36.74
September 1, 2005 through September 30, 2005	743	$40.40

Total	9,682	$37.03

(1)	This column includes the following transactions during the three months ended September 30, 2005: (i) the deemed surrender to the Company on 9,474 shares of Common Stock to pay the exercise price in connection with the exercise of employee stock options and (ii) purchase of 208 shares of Common Stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust.
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit Number	Description

3.2	By-Laws of Trinity Industries, Inc. as amended September 7, 2005.

10.2.1	Amendment No. 2 to the Trinity Industries, Inc. Directors’ Retirement Plan.*

10.19.8	Amendment No. 8 to the Warehouse Loan Agreement, amending the Warehouse Loan Agreement dated June 27, 2002.

10.19.9	Amendment No. 9 to the Warehouse Loan Agreement, amending the Warehouse Loan Agreement dated June 27, 2002.

10.19.10	Side Letter to the Warehouse Loan Agreement dated June 27, 2002.

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plan arrangements.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC. Registrant	By /s/ WILLIAM A. MCWHIRTER II William A. McWhirter II
Vice President and
Chief Financial Officer
November 3, 2005

INDEX TO EXHIBITS

Exhibit Number	Description

3.2	By-Laws of Trinity Industries, Inc., as amended September 7, 2005.

10.2.1	Amendment No. 2 to the Trinity Industries, Inc. Directors’ Retirement Plan.*

10.19.8	Amendment No. 8 to the Warehouse Loan Agreement, amending the Warehouse Loan Agreement dated June 27, 2002.

10.19.9	Amendment No. 9 to the Warehouse Loan Agreement, amending the Warehouse Loan Agreement dated June 27, 2002.

10.19.10	Side Letter to the Warehouse Loan Agreement dated June 27, 2002.

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contracts and compensatory plan arrangements.