Form 10-K
period 2005-12-31
TRINITY INDUSTRIES INC
filed 2006-03-02
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-6903
Trinity Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-0225040
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2525 Stemmons Freeway, Dallas, Texas	75207-2401
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (214) 631-4420
Securities Registered Pursuant to Section 12(b) of the Act

Name of each exchange
Title of each class	on which registered

Common Stock ($1.00 par value)	New York Stock Exchange, Inc.
Rights To Purchase Series A Junior Participating Preferred Stock, $1.00 par value	New York Stock Exchange, Inc.
Securities registered Pursuant to Section 12(g) of the Act: None

      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☑          No ☐
      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
      Indicate by check mark whether the Registrant is a shell company. Yes ☐          No ☑
      The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2005) was $1,380,449,279.
      At January 31, 2006 the number of shares of common stock outstanding was 49,490,350.
      The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrants definitive 2006 Proxy Statement.

TRINITY INDUSTRIES, INC.
FORM 10-K

	Caption	Page

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	13
Item 2.	Properties	13
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	13

PART II
Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters	14
Item 6.	Selected Financial Data	15
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 8.	Financial Statements and Supplementary Data	33
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	66
Item 9A.	Controls and Procedures	66
Item 9B.	Other Information	66

PART III
Item 10.	Directors and Executive Officers of the Registrant	67
Item 11.	Executive Compensation	67
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	67
Item 13.	Certain Relationships and Related Transactions	68
Item 14.	Principal Accountant Fees and Services	68

PART IV
Item 15.	Exhibits and Financial Statement Schedules	69
Amendment No. 3 to the Directors' Retirement Plan
Amendment No. 1 to the 1993 Stock Option and Incentive Plan
Amendment No. 2 to the 1993 Stock Option and Incentive Plan
Amendment No. 3 to the 1993 Stock Option and Incentive Plan
Amendment No. 4 to the 1993 Stock Option and Incentive Plan
Amendment No. 5 to the 1993 Stock Option and Incentive Plan
Profit Sharing Plan
Amendment No. 4 to Supplemental Profit Sharing Plan
Amendment to Deferred Plan for Director Fees
2005 Deferred Plan for Director Fees
Amendment No. 3 to the 1998 Stock Option and Incentive Plan
Amendment No. 4 to the 1998 Stock Option and Incentive Plan
Non-Qualified Stock Option Terms and Conditions
Incentive Stock Option Terms and Conditions
Form of Restricted Stock Grant Agreement
Amendment No. 1 to the 2004 Stock Option and Incentive Plan
Form of 2005 Deferred Compensation Plan and Agreement
Computation of Ratio of Earnings to Fixed Charges
Listing of Subsidiaries
Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer
Rule 13a-15(e) and 15d-15(e) of the Chief Financial Officer
Certification Pursuant to 18 U.S.C. Section 1350
Certification Pursuant to 18 U.S.C. Section 1350

i

PART I

Item 1.	Business.
      General Development of Business. Trinity Industries, Inc. (“we”, “Trinity” or “the Company”) was incorporated in 1933 and is one of the nation’s leading diversified industrial companies, providing a variety of products and services for the transportation, industrial, construction, and energy sectors.
      Trinity became a Delaware Corporation in 1987. Our principal executive offices are located at 2525 Stemmons Freeway, Dallas, Texas 75207-2401, our telephone number is 214-631-4420, and our Internet website address is www.trin.net.
      Financial Information About Industry Segments. Financial information about our industry segments for the years ended December 31, 2005, 2004, and 2003 is presented in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 16 through 31.
      Narrative Description of Business. We are engaged in the manufacturing and marketing of railcars, inland barges, concrete and aggregates, highway products, beams and girders used in highway construction, weld pipe fittings, tank containers, and structural wind towers. In addition, we lease railcars to our customers through a captive leasing business, Trinity Industries Leasing Company.
      We serve our customers through five business groups:
      Rail Group. Our Rail Group is the leading freight railcar manufacturer in North America and a freight railcar manufacturer in Europe. We provide a full complement of railcars used for transporting a wide variety of liquids, gases, and dry cargo. Our Rail Group consists of two primary business units: Trinity Rail Group North America and Trinity Rail GmbH, our European railcar manufacturing business.
      Trinity Rail Group North America provides a complete array of railcar solutions for our customers. We manufacture a full line of railcars, including:

•	Tank Cars — Tank cars transport products such as liquefied petroleum products, alcohol and ethanol, liquid fertilizer, and food and grain products such as vegetable oil and corn syrup.

•	Auto Carrier Cars — Auto carrier cars transport automobiles and sport utility vehicles.

•	Hopper Cars — Covered hopper cars carry cargo such as grain, dry fertilizer, plastic pellets, and cement. Open-top hoppers are most often used to haul coal.

•	Box Cars — Box cars transport products such as food products, auto parts, wood products, and paper.

•	Intermodal Cars — Intermodal cars transport intermodal containers and trailers, which are generally interchangeable among railcar, truck, and ship, thus making it possible to move cargo without repeated loading and unloading.

•	Gondola Cars — Rotary gondolas are used for coal service. Top-loading gondola cars transport a variety of other heavy bulk commodities such as scrap metals and steel products.

•	Specialty Cars — Specialty cars are designed to address the special needs of a particular industry or customer, such as waste hauling gondolas, side dump cars, and pressure differential cars used to haul fine grain food products such as sugar and flour.
      We produce the widest range of railcars in the industry, which allows us to take advantage of changing industry trends and developing market opportunities. We also provide a variety of railcar components for the North American market from plants in the U.S. and Mexico. We manufacture and sell railcar parts used in manufacturing and repairing railcars, such as auto carrier doors and accessories, discharge gates, yokes, couplers, axles, and hitches. We also have two repair and coating facilities located in Texas.
      Our customers include railroads, leasing companies, and shippers, such as utilities, petrochemical companies, grain shippers, and major construction and industrial companies. We compete against five major railcar manufacturers in the North American market.
      For the year ended December 31, 2005, we shipped approximately 22,930 railcars in North America, or approximately 33% of total

North American shipments. Our North American order backlog as of December 31, 2005 was approximately 18,800 railcars, or approximately 27% of the total North American backlog as reported by the Railway Supply Institute, Inc.
      Trinity Rail GmbH is a freight railcar manufacturer in Europe with its primary manufacturing facility located in Romania. We entered the European railcar manufacturing business in 1999 with our acquisition of a large government-owned Romanian railcar manufacturer. Immediately after the acquisition, we initiated a multi-step program designed to substantially upgrade and improve the infrastructure of the facility. In addition, we installed new railcar manufacturing tooling and equipment and began transferring our best practices. Following our merger with Thrall, which also had European facilities, we initiated a consolidation program and continued the transfer of best practices for the combined companies. In Europe we compete against a number of manufacturers in various countries. For the year ended December 31, 2005, Trinity Rail GmbH shipped approximately 1,570 railcars. In the European market, there is no formal collection of information pertaining to railcar shipments. However, we believe our current European market share is approximately 30%. Our European backlog as of December 31, 2005 was approximately 335 railcars.
      We hold patents of varying duration for use in our manufacture of railcar and component products. We believe patents offer a marketing advantage in certain circumstances. No material revenues are received from licensing of these patents.
      Railcar Leasing and Management Services Group. Through our wholly owned subsidiaries, primarily Trinity Industries Leasing Company (“TILC”), we lease both tank cars and freight cars. Our Railcar Leasing and Management Services Group (“Leasing Group”) is a premier provider of leasing and management services and is an important strategic resource that uniquely links our Rail Group with our customers. The Leasing Group provides us with revenue, earnings and cash flow diversification. Trinity Rail Group North America and Trinity Industries Leasing Company coordinate sales and marketing activities under the trade name Trinity Rail, thereby providing a single point of contact for railroads and shippers seeking solutions to their rail equipment and service needs.
      Our railcars are leased to railroad and various other companies in the petroleum, chemical, agricultural, energy, and other industries that supply their own railcars to the railroads. Substantially all of our owned railcars are purchased from and manufactured by our Rail Group at prices comparable to the prices for railcars sold by our Rail Group to third parties. The terms of our railcar leases generally vary from one to twenty years and provide for fixed monthly rentals, with an additional mileage charge when usage exceeds a specified maximum. We do have a small percentage of our fleet leased on a per diem basis.
      In addition, we manage railcar fleets on behalf of independent third parties. We believe our railcar fleet management services complement our leasing business by generating stable fee income, strengthening customer relationships, and enhancing the view of Trinity as a leading provider of railcar products and services. As of December 31, 2005, our lease fleet included approximately 24,900 owned or leased railcars that were 99.5% utilized. Additionally, we manage approximately 63,700 additional railcars on behalf of independent third parties.
      Our railcar leasing business is very competitive and there are a number of well-established entities that actively compete with us in the business of leasing railcars.
      Construction Products Group. Our Construction Products Group produces concrete and aggregates and manufactures highway products, beams and girders used in highway bridge construction, and weld pipe fittings. Many of these lines of business are seasonal and revenues are subject to weather conditions.
      We are a leader in the supply of ready mix concrete in certain areas of Texas. Our customers for concrete include contractors and subcontractors in the construction and foundation industry who are located near our plant locations. We also distribute construction aggregates, such as crushed stone, sand and gravel, asphalt rock, and recycled concrete in several larger Texas cities. Our customers for aggregates are mostly other concrete producers, paving contractors, and other consumers of aggregates. We compete with ready mix concrete producers and aggregate producers located in the regions where we operate.

      In highway products we are the only full line producer of guardrails, crash cushions, and other protective barriers that absorb and dissipate the force of impact in collisions between vehicles and fixed roadside objects. We believe we are the largest highway guardrail manufacturer in the United States, based on revenues, with a comprehensive nationwide guardrail supply network. The Federal Highway Administration determines which products are eligible for federal funds for highway projects and has approved most of our products as acceptable permanent and construction zone highway hardware according to requirements of the National Cooperative Highway Research Program.
      Our crash cushions and other protective barriers include multiple proprietary products manufactured through various product license agreements with certain public and private research organizations and inventors. We hold patents and are a licensee for certain of our guardrail and end-treatment products that enhance our competitive position for these products.
      We sell highway products in all 50 U.S. States, Canada, and Mexico. We also export our highway proprietary products to certain other countries. We compete against several national and regional guardrail manufacturers.
      We manufacture structural steel beams and girders for the construction of new, restored, and/or replacement railroad bridges, county, municipal, and state highway bridges, and power generation plants. We sell bridge construction and support products primarily to owners, general contractors, and subcontractors on highway and railroad construction projects. We also manufacture dump bodies. Our competitors primarily include fabricators with facilities located throughout the United States.
      We manufacture and/or sell weld pipe fittings, such as caps, elbows, return bends, tees, concentric, and eccentric reducers, and full and reducing outlet tees, primarily for the pipeline, petrochemical, and non-petrochemical process industries. We compete with numerous companies throughout the United States and foreign importers.
      Inland Barge Group. We are a leading manufacturer of inland barges in the United States and the largest manufacturer of fiberglass barge covers used primarily on grain barges. In 2005, we shipped approximately 335 barges. We manufacture a variety of dry cargo barges, such as deck barges, and open or covered hopper barges that transport various commodities, such as grain, coal, and aggregates. We also manufacture tank barges used to transport liquid products. Fiberglass reinforced lift covers are primarily for grain and rolling covers are for other bulk commodities. Our four barge manufacturing facilities are located along the United States inland river system allowing for rapid delivery to our customers.
      Our primary Inland Barge customers are commercial marine transportation companies. Many companies have the capability to enter into, and from time to time do enter into, the inland barge manufacturing business. We strive to compete through efficiency in operations and quality of product.
      Energy Equipment Group. In the third quarter of 2005, due to an increase in structural wind tower revenue, the Company restructured its Industrial Products Group to include the Company’s structural wind tower operations. This increase in revenue is due, in part, to the recent signing of the Energy Policy Act of 2005 which provides production tax credits on wind generated energy. As a result, the structural wind tower operations, previously included in the “All Other” segment, are now included in the Energy Equipment Group (previously, the Industrial Products Group). Segment information for prior periods has been reclassified to conform to the current presentation.
      We are a leading manufacturer of tank containers and tank heads for pressure vessels. We manufacture tanks in the United States, Mexico, and Brazil. We market a portion of our products in Mexico under the brand name of TATSA®.
      We manufacture propane tanks that are used by industrial plants, utilities, small businesses and in suburban and rural areas. We also manufacture fertilizer containers for bulk storage, farm storage and the application and distribution of anhydrous ammonia. Our propane tank products range from 9-gallon tanks for motor fuel use to 1,800,000-gallon bulk storage spheres. We sell our propane tanks to experienced propane dealers and large industrial users. In the U.S. we generally deliver the containers to our customers who install and fill the containers. Our competitors include large and small manufacturers of tanks.
      We manufacture tank heads, which are pressed metal components used in the manufacturing of many of our finished products. We manufacture the tank heads in various shapes, and we produce pressure rated or non-pressure rated tank heads, depending on their intended use. We use a significant portion of the tank heads we manufacture in the production of our tank cars and containers. We also sell our tank heads to a broad range of other manufacturers. There is strong competition in the tank heads business.
      We are a leading manufacturer of structural wind towers in the United States. We manufacture structural wind tower shells for use in the wind energy market. These towers are manufactured in the US to customer specifications and installed by our customers. Our customers are original equipment manufacturers who assemble and install our towers with the remaining equipment to produce wind-generated electricity.
      All Other. All Other includes our captive insurance and transportation companies, costs associated with non-operating plants, and other peripheral businesses.
      Foreign Operations. Trinity’s foreign operations are in Brazil, Czech Republic, Mexico, Romania, Slovakia, and the United Kingdom. Sales to foreign customers, primarily in Europe and Mexico, represented 6.8%, 10.7%, and 12.9% of our consolidated revenues for the years ended December 31, 2005, 2004, and 2003, respectively. As of December 31, 2005, 2004, and 2003, we had approximately 8.1%, 10.8%, and 10.8% of our long-lived assets located outside the United States.
      We manufacture railcars, propane tank containers, tank heads, and other parts at our Mexico facilities for export to the United States. Any material change in the quotas, regulations, or duties on imports imposed by the United States government and its agencies or on exports imposed by the government of Mexico or its agencies could adversely affect our operations in Mexico. Our foreign activities are also subject to various other risks of doing business in foreign countries, including currency fluctuations, political changes, changes in laws and regulations, and economic instability. Although our operations have not been materially affected by any of such factors to date, any substantial disruption of business as it is currently conducted could adversely affect our operations at least in the short term.
      Backlog. As of December 31, 2005, our backlog for new railcars was $1,389.2 million and was $335.3 million for Inland Barge products. Included in the railcar backlog are $451.9 million of railcars to be sold to our Railcar Leasing and Management Services Group. The substantial portion of our backlog is expected to be delivered in the 12 months ending December 31, 2006. The Rail Group has a multi-year sales agreement with 1,000 new railcars remaining for 2007 which will not be included in the backlog until the type of car and price have been determined. In January 2006, the Inland Barge Group entered into a multi-year sales agreement for dry cargo barges with deliveries beginning in 2007 which are not included in the backlog at this time as the production quantity may vary.
      As of December 31, 2004, our backlog for new railcars was $1,390.3 million and was $99.1 million for Inland Barge products. Included in the railcar backlog was $214.3 million of railcars to be sold to our Railcar Leasing and Management Services Group.
      Marketing. We sell substantially all of our products through our own sales personnel operating from offices in the following states and foreign countries: Arkansas, Arizona, Connecticut, Florida, Georgia, Illinois, Kentucky, Louisiana, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Utah, Washington, Brazil, Canada, Czech Republic, France, Mexico, Romania, Slovakia, Switzerland, and the United Kingdom. We also use independent sales representatives to a limited extent. Except in the case of weld fittings, guardrail, and standard size propane tank containers, we ordinarily fabricate our products to our customers’ specifications contained in a purchase order.
      Raw Materials and Suppliers.
      Railcar Specialty Components and Steel. Products manufactured at our railcar manufacturing facilities require a significant supply of raw materials such as steel, as well as numerous specialty components such as brakes, wheels, axles, side frames, bolsters, and bearings. Specialty components purchased from third parties comprise approximately 50% of the production cost of each railcar. Although the number of alternative suppliers of specialty components has declined in recent years, at least three suppliers continue to produce most components. However, any unanticipated interruption in the supply chain of specialty components would have an impact on both our margin and production schedules. The current production level of railcar specialty components would not allow for significant expansion of railcar production.
      The principal material used in our Rail, Inland Barge, and Energy Equipment Groups is steel. During 2005, the prices of steel we purchased increased at a much lower rate than was evident in 2004. The prices for other component parts we purchased in 2005 increased significantly and have been volatile on a month-to-month basis. We used escalation clauses and other arrangements to reduce the impact of these cost increases, thus minimizing the effect on our operating margins for the year. As of December 31, 2005, approximately 93% of the railcar backlog was covered by escalation clauses or other arrangements which reduced the exposure to future material cost increases related to those contracts.
      Availability of steel has improved significantly during 2005, while the availability of other components continues to be an issue. In general, we believe there is enough capacity in the supply industry to meet current production levels. We believe the existing contracts and other relationships we have in place will meet our current production forecasts. However, any unanticipated interruption in our supply chain would have an impact on both our margin and production schedules.
      Aggregates. Aggregates can be found throughout the United States, and many producers exist nationwide. However, as a general rule, shipments from an individual quarry are limited in geographic scope because the cost of transporting processed aggregates to customers is high in relation to the value of the product itself. We operate 14 mining facilities strategically located in Texas, Oklahoma, and Louisiana to fulfill some of our needs for aggregates. We have experienced some difficulty due to shipping issues, in fulfilling the rest of our needs from local suppliers.
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
      Employees. The following table presents the breakdown of employees by business group:

December 31,
Business Group	2005

Rail Group	10,412
Construction Products Group	2,385
Inland Barge Group	1,387
Energy Equipment Group	476
Railcar Leasing and Management Services Group	60
All Other	324
Corporate	180

15,224

      As of December 31, 2005, approximately 9,415 employees were employed in the United States.
      Acquisitions. In 2005, we did not make any acquisitions. In 2004, we had an acquisition in the Construction Products Group with a purchase price of $15.7 million. During 2003, we had six acquisitions primarily in the Construction Products Group with a combined purchase price, net of cash acquired, of $7.6 million. The acquired operations have been included in the consolidated financial statements from the effective dates of the acquisitions. See Note 4 to the consolidated financial statements.
      In 2001, the Company acquired Thrall Car Manufacturing Company from an affiliate of Duchossois Industries, Inc. for $165.5 million in cash and 7.15 million in shares of common stock. In 2004, Duchossois Industries, Inc. sold 4.0 million shares of common stock. The Company has received a request from various entities affiliated with Duchossois Industries, Inc. to register 3.15 million shares of common stock pursuant to the exercise of a demand registration right entered into in connection with such acquisition. The Company is in the process of complying with its obligations pursuant to this demand. This will fulfill the Company’s obligation to register common stock under this agreement.
      Environmental Matters. We are subject to comprehensive federal, state, local, and foreign environmental laws and regulations relating to the release or discharge of materials into the environment, the management, use, processing, handling, storage, transport, or disposal of hazardous and non-hazardous waste and materials, or otherwise relating to the protection of human health and the environment. Such laws and regulations not only expose us to liability for our own acts, but also may expose us to liability for the acts of others or for our actions which were in compliance with all applicable laws at the time these actions were taken. In addition, such laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Our operations that involve hazardous materials also raise potential risks of liability under common law.
      Environmental operating permits are, or may be, required for our operations under these laws and regulations. These operating permits are subject to modification, renewal, and revocation. We regularly monitor and review our operations, procedures, and policies for compliance with these laws and regulations. Despite these compliance efforts, risk of environmental liability is inherent in the operation of our businesses, as it is with other companies engaged in similar businesses. We believe that our operations and facilities owned, managed, or leased, are in substantial compliance with applicable laws and regulations and that any noncompliance is not likely to have a material adverse effect on our operations or financial condition.
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
      In addition to environmental laws, the transportation of commodities by railcar or barge raises potential risks in the event of a derailment, spill, or other accident. Generally, liability under existing law in the United States for a derailment, spill, or other accident depends on the negligence of the party, such as the railroad, the shipper, or the manufacturer of the barge, railcar, or its components. However, under certain circumstances strict liability concepts may apply.
Governmental Regulation.
      Railcar Industry. The primary regulatory and industry authorities involved in the regulation of the railcar industry are the Environmental Protection Agency; the Research and Special Programs Administration, a division of the Department of Transportation; the Federal Railroad Administration, a division of the Department of Transportation; and the Association of American Railroads.
      These organizations establish rules and regulations for the railcar industry, including construction specifications and standards for the design and manufacture of railcars and railcar parts; mechanical, maintenance, and related standards for railcars; safety of railroad equipment, tracks, and operations; and packaging and transportation of hazardous materials.
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
      These organizations establish safety criteria, investigate vessel accidents, and recommend safety standards. Violations of these laws and related regulations can result in substantial civil and criminal penalties as well as injunctions curtailing operations.
      We believe that our operations are in substantial compliance with these laws and regulations. We cannot predict whether future changes that affect compliance costs would have a material adverse effect on our financial condition and operations.
      Highway Products. The primary regulatory and industry authorities involved in the regulation of our highway products business are the United States Department of Transportation, the Federal Highway Administration, and various state highway departments.
      These organizations establish certain standards and specifications related to the manufacture of our highway products. If our products were found not to be in compliance with these standards and specifications we would be required to re-qualify our products for installation on state and national highways.
      We believe that our highway products are in substantial compliance with all applicable standards and specifications. We cannot predict whether future changes in these standards and specifications would have a material adverse effect on our financial condition and operations.
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
      Executive Officers of the Company. The following table sets forth the names and ages of all of our executive officers, their positions and offices presently held by them, the year each person first became an executive officer and the term of each person’s office:

			Officer	Term
Name(1)	Age	Office	Since	Expires

Timothy R. Wallace	52	Chairman, President & Chief Executive Officer	1985	May 2006
Mark W. Stiles	57	Senior Vice President & Group President	1993	May 2006
William A McWhirter II	42	Vice President & Chief Financial Officer	2005	May 2006
Don Collum	57	Vice President, Chief Audit Executive	2005	May 2006
Andrea F. Cowan	43	Vice President, Shared Services	2001	May 2006
Michael G. Fortado	62	Vice President & Secretary	1997	May 2006
Martin Graham	58	President, Trinity North American Freight Car, Inc.	2001	May 2006
John M. Lee	45	Vice President, Business Development	1994	May 2006
D. Stephen Menzies	50	President, Trinity Industries Leasing Company and Group President	2001	May 2006
Charles Michel	52	Vice President, Controller and Chief Accounting Officer	2001	May 2006
S. Theis Rice	55	Vice President, Chief Legal Officer	2002	May 2006
James E. Perry	34	Treasurer	2005	May 2006

(1)	Mr. Collum joined us in 2004 and was appointed Vice President, Chief Audit Executive in May 2005. Prior to that, he served as President and Chief Executive Officer of a manufacturing company and previously was an Audit Partner with Arthur Young & Co. (now Ernst & Young). Mr. Graham joined us in 2001 as President of Trinity North American Freight Car, Inc following our merger transaction with Thrall Car Manufacturing Company, where Mr. Graham was President and Chief Operating Officer. Mr. Graham has been involved in the manufacturing industry for 30 years. Mr. Menzies joined us in November 2001 as President of Trinity Industries Leasing Company following Trinity’s acquisition of Transport Capital, LLC, where Mr. Menzies was majority owner and was President from December 1999. Mr. Menzies has been involved in the equipment leasing industry for over 20 years. Mr. Michel joined us in 2001. Prior to that, he served as Vice President and Chief Financial Officer of a national restaurant/entertainment company from 1994 to 2001. From 1976 to 1992 Mr. Michel served in various capacities in a nationally recognized public accounting firm, his last six years as an audit partner. Mr. Perry joined us in 2004 and was appointed Treasurer in April 2005. Prior to that, he served as Senior Vice President of Finance for a teleservices company. All of the other above-mentioned executive officers have been in full time employment of Trinity or its subsidiaries for more than five years. Although the titles of certain such officers have changed during the past five years, all have performed essentially the same duties during such period of time except for Mr. McWhirter and Mr. Rice. Mr. McWhirter joined us in 1985 and held various accounting positions until 1992, when he became a business group officer. In 1999, he was elected to a corporate position as Vice President for Mergers and Acquisitions. In 2001, he was named Executive Vice President of a business group. In March 2005, he became Vice President and Chief Financial Officer. Mr. Rice served as President of our European operations before being elected to his present position in March 2002.

Item 1A.	Risk Factors.
      We caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements, and other written communications, as well as oral forward-looking statements made from time to time by representatives of our Company. These risks and uncertainties include, but are not limited to, the risks described below. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The cautionary statements below discuss important factors that could cause our business, financial condition, operating results, and cash flows to be materially adversely affected.
      The cyclical nature of our business results in lower revenues during economic downturns. We operate in cyclical industries. Downturns in overall economic conditions usually have a significant adverse effect on cyclical industries due to decreased demand for new and replacement products. Decreased demand could continue to result in lower sales volumes, lower prices, and/or a loss of profits. The railcar, barge, and wind tower industries recently experienced a deep down cycle and operated with a minimal backlog. If this down cycle were to return, we could experience losses and close plants, suspend production, and incur related costs.
      Litigation claims could increase our costs and weaken our financial condition. We and our subsidiaries are currently and may from time to time be involved in various legal proceedings arising out of our operations. Adverse outcomes in some or all of the claims pending against us could result in significant monetary damages against us that could increase our costs and weaken our financial condition. While we maintain reserves and liability insurance at coverage levels based upon commercial norms in our industries, our reserves may be inadequate to cover these claims or lawsuits or any future claims or lawsuits arising from our businesses, and any such claims or lawsuits could have a material adverse effect on our business, operations or overall financial condition.
      Increases in the price and demand for steel could lower our margins and profitability. The principal material used in our Rail, Inland Barge and Energy Equipment Groups is steel. During 2005, the prices of steel we purchased increased at a much lower rate than was evident in 2004. The prices for other component parts we purchased in 2005 increased significantly and have been volatile on a month-to-month basis. We used escalation clauses and other arrangements to reduce the impact of these cost increases, thus minimizing the effect on our operating margins for the year. As of December 31, 2005, approximately 93% of the railcar backlog is covered by escalation clauses or other arrangements which reduce the exposure to future material cost increases related to these contracts.
      Availability of steel has improved significantly during 2005, while the availability of other components continues to be an issue. In general, we believe there is enough capacity in the supply industry to meet current production levels. We believe our existing contracts and other relationships we have in place will meet our current production forecasts. However, any unanticipated interruption in our supply chain would have an impact on both our margin and production schedules.
      We have potential exposure to environmental liabilities, which may increase costs and lower profitability. Our operations are subject to extensive and frequently changing federal, state, and local environmental laws and regulations, including those dealing with air quality and the handling and disposal of waste products, fuel products, and hazardous substances. In particular, we may incur remediation costs and other related expenses because:

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
      If our railcar leasing subsidiary is unable to obtain acceptable long-term financing of its railcar lease fleet, our lenders may foreclose on the portion of our lease fleet that secures our warehouse facility. TILC, our wholly owned captive leasing subsidiary, uses borrowings under a warehouse facility to initially finance the railcars it purchases from us. Borrowings under the warehouse facility are secured by the specific railcars financed by such borrowings and the underlying leases. The warehouse facility is non-recourse to us and to our other subsidiaries other than Trinity Rail Leasing Trust II, or TRL II, a qualified subsidiary of TILC that is the borrower under the warehouse facility. Borrowings under the warehouse facility are available through August 2007, and unless renewed would be payable in three equal installments in February 2008, August 2008, and February 2009. A decline in the value of the railcars securing borrowings under the warehouse facility or in the creditworthiness of the lessees under the associated leases could reduce TRL II’s ability to obtain long-term financing for such railcars. Additionally, fluctuations in interest rates from the time TRL II purchases railcars with short-term borrowings under the warehouse facility and the time TRL II obtains permanent financing for such railcars could decrease our profitability on the leasing of the railcars and could have an adverse impact on our financial results. If TRL II is unable to obtain long-term financing to replace borrowings under the warehouse facility, Trinity may decide to satisfy TRL II’s indebtedness under the warehouse facility or the lenders under the warehouse facility may foreclose on the portion of TRL II’s lease fleet pledged to secure this facility. As of December 31, 2005, there was $256.3 million of indebtedness outstanding and $118.7 million was available under the warehouse facility.
      We may be unable to remarket leased railcars on favorable terms, which could result in lower lease utilization rates and reduced revenues. The profitability of our railcar leasing business is dependent in part on our ability to re-lease or sell railcars we own upon the expiration of existing lease terms. Our ability to remarket leased railcars profitably is dependent upon several factors, including, among others:

•	the cost of and demand for newer models;

•	the availability in the market generally of other used or new railcars;

•	the degree of obsolescence of leased railcars;

•	prevailing market and economic conditions, including interest and inflation rates;

•	the need for refurbishment;

•	the cost of materials and labor; and

•	volume of railcar traffic.
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
      Fluctuations in the supply of component parts used in the production of our products could have a material adverse effect on our ability to cost-effectively manufacture and sell our products. A significant portion of our business depends on the adequate supply of numerous specialty components such as brakes, wheels, side frames, bolsters, and bearings at competitive prices. We depend on third-party suppliers for a significant portion of our component part needs. Specialty components comprise a significant portion of the production cost of each railcar we manufacture. Due to consolidations and challenging industry conditions, the number of alternative suppliers of specialty components has declined in recent years, though generally a minimum of three suppliers continue to produce each type of component we use in our products. While we endeavor to be diligent in contractual relationships with our suppliers, a significant decrease in the availability of specialty components could materially increase our cost of goods sold or prevent us from manufacturing our products on a timely basis.
      Reductions in the availability of energy supplies or an increase in energy costs may increase our operating costs. We use natural gas at our manufacturing facilities and use diesel fuel in vehicles to transport our products to customers and to operate our plant equipment. Over the past three years, prices for natural gas have fluctuated significantly. An outbreak or escalation of hostilities between the United States and any foreign power and, in particular, a prolonged armed conflict in the Middle East, could result in a real or perceived shortage of petroleum and/or natural gas, which could result in an increase in the cost of natural gas or energy in general. As experienced in 2005, hurricanes or other natural disasters could result in a real or perceived shortage of petroleum and/or natural gas, which could result in an increase in natural gas prices or general energy costs. Future limitations on the availability or consumption of petroleum products and/or an increase in energy costs, particularly natural gas for plant operations and diesel fuel for vehicles and plant equipment, could have an adverse effect upon our ability to conduct our business cost effectively.
      Our manufacturer’s warranties expose us to potentially significant claims. Depending on the product, we warrant against manufacturing defects due to our workmanship and certain materials pursuant to express limited contractual warranties. Accordingly, we may be subject to significant warranty claims in the future such as multiple claims based on one defect repeated throughout our mass production process or claims for which the cost of repairing the defective part is highly disproportionate to the original cost of the part. These types of warranty claims could result in costly product recalls, significant repair costs, and damage to our reputation.
      Increasing insurance claims and expenses could lower profitability and increase business risk. The nature of our business subjects us to product liability, property damage, and personal injury claims, especially in connection with the repair and manufacture of products that transport hazardous or volatile materials. We maintain reserves and liability insurance coverage at levels based upon commercial norms in the industries in which we operate and our historical claims experience. Over the last several years, insurance carriers have raised premiums for many companies operating in our industries. Increased premiums may further increase our insurance expense as coverage expires or otherwise cause us to raise our self-insured retention. If the number or severity of claims within our self-insured retention increases, we could suffer costs in excess of our reserves. An unusually large liability claim or a string of claims based on a failure repeated throughout our mass production process may exceed our insurance coverage or result in direct damages if we were unable or elected not to insure against certain hazards because of high premiums or other reasons. In addition, the availability of, and our ability to collect on, insurance coverage is often subject to factors beyond our control. Moreover, any accident or incident involving us, even if we are fully insured or not held to be liable, could negatively affect our reputation among customers and the public, thereby making it more difficult for us to compete effectively, and could significantly affect the cost and availability of insurance in the future.
      Risks related to our operations outside of the United States could decrease our profitability. Our operations outside of the United States are subject to the risks associated with cross-border business transactions and activities. Political, legal, trade, or economic changes or instability could limit or curtail our respective foreign business activities and operations. Some foreign countries where we operate have regulatory authorities that regulate railroad safety, railcar design and railcar component part design, performance, and manufacture of equipment used on their railroad systems. If we fail to obtain and maintain certifications of our railcars and railcar parts within the various foreign countries where we operate, we may be unable to market and sell our railcars in those countries. In addition, unexpected changes in regulatory requirements, tariffs and other trade barriers, more stringent rules relating to labor or the environment, adverse tax consequences, and price exchange controls could limit operations and make the manufacture and distribution of our products difficult. Furthermore, any material change in the quotas, regulations, or duties on imports imposed by the U.S. government and agencies or on exports by the government of Mexico or its agencies could affect our ability to export the railcars and propane tanks that we manufacture in Mexico.
      Because we do not have employment contracts with our key management employees, we may not be able to retain their services in the future. Our success depends on the continued services of our key management employees, none of whom currently have employment agreements with us. Although we have historically been successful in retaining the services of our key management, we may not be able to do so in the future. The loss of the services of one or more key members of our management team could result in increased costs associated with attracting and retaining a replacement and could disrupt our operations and result in a loss of revenues.
      Repercussions from terrorist activities or armed conflict could harm our business. Terrorist activities, anti-terrorist efforts, and other armed conflict involving the United States or its interests abroad may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. In particular, the negative impacts of these events may affect the industries in which we operate. This could result in delays in or cancellations of the purchase of our products or shortages in raw materials or component parts. Any of these occurrences could have a material adverse impact on our operating results, revenues and costs.
      Violations of or changes in the regulatory requirements applicable to the industries in which we operate may increase our operating costs. We are subject to extensive regulation by governmental regulatory and industry authorities. Our railcar operations are subject to regulation by the Environmental Protection Agency; the Research and Special Programs Administration, a division of the Department of Transportation; the Federal Railroad Administration, a division of the Department of Transportation, and the Association of American Railroads. These organizations establish rules and regulations for the railcar industry, including construction specifications and standards for the design and manufacture of railcars; mechanical, maintenance, and related standards for railcars; safety of railroad equipment, tracks, and operations; and packaging and transportation of hazardous materials. Future changes that affect compliance costs may have a material adverse effect on our financial condition and operations.
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
      We may be required to reduce our inventory carrying values, which would negatively impact our financial condition and results of operations. We are required to record our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. We have recorded reductions in inventory carrying values in recent periods due to discontinuance of product lines as well as changes in market conditions due to changes in demand requirements. We may be required to reduce inventory carrying values in the future due to a decline in market conditions in the railcar and inland barge businesses, which could have an adverse effect on our financial condition and results of operations.
      We may be required to reduce the value of our long-lived assets and/or goodwill, which would weaken our results of operations. We periodically evaluate the carrying values of our long-lived assets to be held and used for potential impairment. The carrying value of a long-lived asset to be held and used is considered impaired when the carrying value is not recoverable through undiscounted future cash flows and the fair value of the asset is less than the carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the estimated cost to dispose of the assets. In addition, we are required, at least annually, to evaluate goodwill related to acquired businesses for potential impairment indicators that are based primarily on market conditions in the United States and Europe and the operational performance of our reporting units. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss related to reductions in the value of our long-lived assets or our goodwill could weaken our financial condition and results of operations.
      Due to the performance of its European operations, sales order activity, and the status of the European backlog in the second quarter of 2005, the Company performed an impairment analysis of the long-lived assets of these operations. Based on this review, the Company recorded a charge of $2.3 million to write off all of the goodwill related to these operations as of June 30, 2005. In the fourth quarter of 2005, the Company updated this analysis based on revised cash flow forecasts. Such forecasts indicated the carrying value of property, plant, and equipment related to the European operations was impaired. As a result, the Company recorded a charge of $14.2 million to write down these assets to their estimated fair value based on the Company’s estimate of discounted future cash flows. The estimates of future cash flows are based on assumptions that the Company believes are reasonable. However, actual operations will differ from these estimates. Accordingly, the company will continue to evaluate its European operations, as necessary, to determine if there has been any additional impairment of the carrying value of the property, plant, and equipment. As of December 31, 2005, the Company has property, plant, and equipment with a net book value of approximately $37.3 million related to its European operations. The impairment charges related to the European operations are included in the operating profit of the Rail Group for 2005.
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

Item 1B.	Unresolved Staff Comments.
      None.

Item 2.	Properties.
      We principally operate in various locations throughout the United States with other facilities in Brazil, Czech Republic, Mexico, Romania, Slovakia, and the United Kingdom, all of which are considered to be in good condition, well maintained and adequate for our purposes.

	Approximate Square
	Feet		Productive
			Capacity
	Owned	Leased	Utilized

Rail Group	6,052,500	1,795,000	91%
Construction Products Group	2,323,000	—	88%
Inland Barge Group	889,000	45,000	75%
Energy Equipment Group	894,500	—	80%
Executive Offices	173,000	—	N/A

	10,332,000	1,840,000

Item 3.	Legal Proceedings.
      See Note 17. Commitments and Contingencies of the Notes to Financial Statements (Item 8) for information regarding legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.
      None.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters.
      Our common stock is traded on the New York Stock Exchange with the ticker symbol “TRN”. The following table shows the price range of our common stock for the years ended December 31, 2004 and 2005.

	Prices

Year Ended December 31, 2004	High	Low

Quarter ended March 31, 2004	$35.70	$26.13
Quarter ended June 30, 2004	33.69	26.73
Quarter ended September 30, 2004	32.61	25.22
Quarter ended December 31, 2004	36.21	28.90

Year Ended December 31, 2005	High	Low

Quarter ended March 31, 2005	$34.10	$27.00
Quarter ended June 30, 2005	33.90	22.92
Quarter ended September 30, 2005	41.75	31.10
Quarter ended December 31, 2005	45.11	34.46
      Our transfer agent and registrar as of December 31, 2005 was Wachovia Bank, N.A. In 2006, American Stock Transfer & Trust Company became our transfer agent and registrar.
Holders
      At December 31, 2005, we had approximately 1,434 record holders of common stock. The par value of the stock is $1.
Dividends
      Trinity has paid 167 consecutive quarterly dividends. The quarterly dividend was increased to $0.07 per common share effective with the October 2005 payment. This is up from $0.06 per common share, where it had been since April 1, 2002. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Sales of Unregistered Securities
      None.
Issuer Purchases of Equity Securities
      This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended December 31, 2005:

	Number of	Average Price
	Shares	Paid per
Period	Purchased(1)	Share(1)

October 1, 2005 through October 31, 2005	—	$—
November 1, 2005 through November 30, 2005	4,542	$41.14
December 1, 2005 through December 31, 2005	4,296	$43.94

Total	8,838	$42.50

(1)	This column includes the following transactions during the three months ended December 31, 2005: (i) the deemed surrender to the Company of 7,188 shares of Common Stock to pay the exercise price in connection with the exercise of employee stock options, and (ii) the surrender to the Company of 1,650 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

Item 6.	Selected Financial Data.
      The following financial information for the four years ended December 31, 2005 and the nine months ended December 31, 2001 has been derived from our audited consolidated financial statements. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere herein.

	Year Ended December 31,				Nine Months Ended
					December 31,
	2005	2004	2003	2002	2001

	(in millions except percent and per share data)
Statement of Operations Data:
Revenues	$2,902.0	$2,198.1	$1,432.8	$1,487.3	$1,347.8
Operating profit (loss)(1)	170.4	14.1	13.4	10.7	(16.4)
Net income (loss)(2)	86.3	(9.3)	(10.0)	(19.6)	(34.7)
Net income (loss) applicable to common shareholders(2)	83.1	(12.4)	(11.6)	(19.6)	(34.7)
Basic net income (loss) per common share(2)	1.76	(0.27)	(0.25)	(0.43)	(0.90)
Diluted net income (loss) per common share(2)	$1.69	$(0.27)	$(0.25)	$(0.43)	$(0.90)
Weighted average common shares outstanding:
Basic	47.3	46.5	45.6	45.3	38.7
Diluted	51.1	46.5	45.6	45.3	38.7
Dividends per common share	$0.26	$0.24	$0.24	$0.24	$0.54
Balance Sheet Data:
Total assets	$2,586.5	$2,210.2	$2,007.9	$1,956.5	$1,952.0
Debt — recourse	432.7	475.3	298.5	375.1	476.3
Debt — non-recourse	256.3	42.7	96.7	113.8	—
Series B Preferred Stock	58.7	58.2	57.8	—	—
Stockholders’ equity	$1,114.4	$1,012.9	$1,003.8	$1,001.6	$1,009.4
Ratio of total debt to total capital	37.0%	32.6%	27.1%	32.8%	32.1%
Book value per share	$22.56	$21.19	$21.54	$21.82	$22.79

      During the nine months ended December 31, 2001, we recorded special charges related primarily to restructuring our Rail Group in connection with the Thrall Car Manufacturing Company merger and other matters.

(1)	Includes charges of: $64.3 million for unusual charges for the nine months ended December 31, 2001.

(2)	Includes after tax charges of: $50.4 million ($1.30 per share) for unusual charges for the nine months ended December 31, 2001.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Executive Summary

Operations
      Trinity Industries, Inc. is a diversified industrial company providing a variety of products and services for the transportation, construction, and energy sectors of the marketplace. We operate in five distinct business groups which we report on a segment basis: the Rail Group, Construction Products Group, Inland Barge Group, Energy Equipment Group, and Railcar Leasing and Management Services Group (“Leasing Group”). We also report All Other which includes the Company’s captive insurance and transportation companies our other peripheral businesses. During the third quarter of 2005, the Company restructured its Industrial Products Group to include the Company’s structural wind tower operations as a result of the increase in structural wind tower revenue. The increase in revenue is due, in part, to the recent signing of the Energy Policy Act of 2005, which provides production tax credits on wind generated energy. As a result, the structural wind tower operations, previously included in the “All Other” segment, are now included in the Energy Equipment Group (previously, the Industrial Products Group). Segment information for prior periods has been reclassified to conform to the current presentation.
      We operate in cyclical industries. In 2005, we continued to witness the increase in industrial activity and signs of improvement in the manufacturing sector that we began seeing in 2004. We continue to assess our manufacturing capacity and take steps to adjust our production facilities in line with the nature of the demand.
      The improvement in industrial and manufacturing activity is reflected in the 2005 increase in our new railcar shipments, which resulted in an increase in revenues of approximately 55.5%. Although we ended 2005 with a slightly lower backlog in our Rail Group with an approximate 1,600 railcar decrease year over year, our backlog remains strong at approximately 19,135 railcars. In addition, improvement in the rail industry was seen in our Leasing Group, where leasing revenues in 2005 increased by 12.5%, fueled by sales from the lease fleet, growth in the size of the lease fleet, and improvement in fleet utilization. Global Insight, an independent industry research firm, has estimated the average age of the North American freight car fleet is approximately 19.5 years, with over 38.3% older than 25 years and has estimated that U.S. carload traffic will expand by about 1.1% per year through 2010. Global Insight believes that this modest growth in rail carload traffic and the potential for additional growth will allow and encourage equipment owners to replace older/smaller units in their fleets and expand capacity where needed. The table below is a composite of the industries’ estimates of railcar deliveries for the next 5 years:

2006	70,500
2007	63,500
2008	59,100
2009	59,500
2010	60,300
      Trinity Industries Leasing Company (“TILC”) purchases a portion of our railcar production, financing a portion of the purchase price through a non-recourse warehouse lending facility and periodically refinancing those borrowings through sale/leaseback and other leveraged lease or equipment financing transactions. In 2005, TILC purchases represented approximately 22.9% of our North American railcar production, up from 17.5% in 2004. This percentage increase is the result of a strategic decision to grow the lease fleet. On a segment basis, sales to TILC and related profits are included in the operating results of our Rail Group but are eliminated in consolidation.

Railcar Specialty Components and Steel
      Products manufactured at our railcar manufacturing facilities require a significant supply of raw materials such as steel, as well as numerous specialty components such as brakes, wheels, axles, side frames, bolsters, and bearings. Specialty components purchased from third parties comprise approximately 50% of the production cost of each railcar. Although the number of alternative suppliers of specialty components has declined in recent years, at least three suppliers continue to produce most components. However, any unanticipated interruption in the supply chain of specialty components would have an impact on both our margin and production schedules. The current production level of railcar specialty components would not allow for significant expansion of railcar production.

      The principal material used in our Rail, Inland Barge, and Energy Equipment Groups is steel. During 2005, the prices of steel we purchased increased at a much lower rate than was evident in 2004. The prices for other component parts we purchased in 2005 increased significantly and have been volatile on a month-to-month basis. We used escalation clauses and other arrangements to reduce the impact of these costs increases, thus minimizing the effect on our operating margins for the year. As of December 31, 2005, approximately 93% of the railcar backlog is covered by escalation clauses or other arrangements which reduce the exposure to future material cost increases related to those contracts.
      Availability of steel has improved significantly during 2005, while the availability of other components continues to be an issue. In general, we believe there is enough capacity in the supply industry to meet current production levels. We believe our existing contracts and other relationships we have in place will meet our current production forecasts. However, any unanticipated interruption in our supply chain would have an impact on both our margin and production schedules.

Financing Activity
      In April 2005, the $250 million secured revolving credit facility was extended and expanded to provide for a five-year, $350 million secured revolving credit facility. Two of the financial covenants, the Asset Coverage Ratio and the Capital Expenditure Limitation, were eliminated, while the permitted Leverage Ratio was increased.
      In August 2005, Trinity Industries Leasing Company (“TILC”) extended its $300 million non-recourse warehouse facility through August 2007. In October 2005, this facility was increased to $375 million. This facility was established to finance railcars owned by TILC.
      In anticipation of a future debt issuance, the Company entered into interest rate swap transactions during the third and fourth quarters of 2005. These instruments, with a notional amount of $170 million, fix the interest rate on a future debt issuance associated with an anticipated secured borrowing facility in 2006 and will expire in the first quarter of 2006. The weighted average fixed interest rate under these instruments is 4.876%. These interest rate swaps are being accounted for as cash flow hedges with changes in the fair value of the instruments recorded in other comprehensive income.
      In February 2006, the Company notified the holder of the Series B preferred stock that it was converting the 600 shares of Series B preferred stock into 2,671,415 shares of the Company’s common stock. The Series B preferred stock did convert in February 2006. As the Series B preferred stock was already treated as if converted in the calculation of diluted net income applicable to common shareholders, there is no impact on reported diluted net income applicable to common shareholders.

Results of Operations
Year Ended December 31, 2005 Compared with the Year Ended December 31, 2004

Overall Summary

Revenues

	Year Ended December 31, 2005			Year Ended December 31, 2004

	Revenues			Revenues
							Percent
	Outside	Intersegment	Total	Outside	Intersegment	Total	Change

	(in millions, except percents)
Rail Group	$1,555.5	$398.0	$1,953.5	$1,080.7	$175.2	$1,255.9	55.5%
Construction Products Group	670.3	5.0	675.3	576.4	1.7	578.1	16.8%
Inland Barge Group	240.7	—	240.7	210.4	—	210.4	14.4%
Energy Equipment Group	226.5	10.1	236.6	146.3	7.7	154.0	53.6%
Railcar Leasing and Management Services Group	203.7	—	203.7	181.0	—	181.0	12.5%
All Other	5.3	38.1	43.4	3.3	29.6	32.9	31.9%
Eliminations	—	(451.2)	(451.2)	—	(214.2)	(214.2)

Consolidated Total	$2,902.0	$—	$2,902.0	$2,198.1	$—	$2,198.1	32.0%

      Our revenues for the year ended December 31, 2005 increased primarily due to a significant increase in outside sales by the Rail Group. Additionally, the increase in revenues for the Construction Projects Group was primarily attributable to an increase in raw material costs which have resulted in higher sales prices. For the year ended December 31, 2005, the Construction Projects Group experienced favorable weather that also attributed to an increase in revenues. The increase in revenues for the Inland Barge Group was primarily attributable to a change in the mix of tank barges sold and an increase in raw material costs which have resulted in higher sales prices. The increase in revenues for the Energy Equipment Group was primarily attributable to the increase in sales of structural wind towers. The increase in revenue for the Railcar Leasing and Management Services Group was the result of an increase in the size of the fleet and an improvement in utilization, partially offset by a decrease in sales of cars from the lease fleet.

Operating Profit (Loss)

	Year Ended
	December 31,

	2005	2004

	(in millions)
Rail Group	$93.7	$(18.5)
Construction Products Group	63.7	40.4
Inland Barge Group	15.7	(14.8)
Energy Equipment Group	31.2	14.5
Railcar Leasing and Management Services Group	55.8	42.0
All Other	(4.3)	(2.7)
Corporate	(35.0)	(32.6)
Eliminations	(50.4)	(14.2)

Consolidated Total	$170.4	$14.1

      Our operating profit for the year ended December 31, 2005 increased as the result of improved efficiencies and cost savings due to increased volumes in our manufacturing businesses, increased pricing, and an increase in the size and utilization of our lease fleet. Additionally, operating profit increased due to a significant decrease in expense related to losses on contracts resulting from increases in the prices of steel and other raw materials in our Rail and Inland Barge Groups, partially offset by an increase in warranty expense and a write-off of goodwill and a write-down of impaired long-lived assets associated with our European operations in the Rail Group. In June 2005, we reviewed the performance of our European operations, sales order activity and status of the backlog during the quarter and concluded that a goodwill write-off of $2.3 million was necessary. As of December 31, 2005, we have long-lived assets with a net book value of approximately $37.3 million that relate to the European operations, net of the impairment write-down of approximately $14.2 million. Selling, engineering, and administrative expenses as a percentage of revenue decreased to 6.7% for the year ended December 31, 2005 compared to 7.7% for the year ended December 31, 2004. Overall, selling, engineering, and administrative expenses increased $27.4 million year over year as a result of increased headcount and related cost attributable to production volume increases.
      Other Income and Expense. Interest expense, net of interest income and capitalized interest, was $38.9 million for the year ended December 31, 2005 and $32.7 million for the year ended December 31, 2004. Interest income decreased $6.8 million from the same period last year. During 2005, the Company capitalized interest expense of $0.7 million as part of the cost of construction of facilities and equipment. For the year ended December 31, 2004, the increase in interest income was due primarily to $8.1 million interest received on funds held on deposit in Mexico. Interest expense remained constant for the years ended December 31, 2005 and 2004. The increase in interest expense in 2005 related to an increase in debt balances associated with the warehouse facility as compared to the increase in interest expense in 2004 that was related to a write-off of deferred loan fees of $1.2 million in connection with early retirement of a term loan. Other, net increased due to the sale of an equity interest in a leasing investment, royalties earned on the lease of mineral drilling rights, and higher gains on sales of property, plant, and equipment.
      Income Taxes. The current effective tax rate for 2005 of 39.9% was greater than the statutory rate of 35.0% due to state income taxes, the write-down of goodwill that is not deductible for tax purposes, and the impact of certain foreign tax losses in jurisdictions with a lower tax rate or in foreign locations where tax benefits were not recorded. The prior year effective tax rate of 38.4% was primarily due to state tax expense and the benefits of the change in tax laws and rates in foreign jurisdictions, which reduced deferred tax liabilities that had been previously recorded.
Rail Group

	Year Ended
	December 31,
			Percent
	2005	2004	Change

	(in millions,
	except percents)
Revenues:
North American Rail	$1,655.3	$951.1	74.0%
European Rail	137.2	189.2	(27.5)%
Components	161.0	115.6	39.3%

Total revenues	$1,953.5	$1,255.9	55.5%
Operating profit (loss)	$93.7	$(18.5)
Operating profit (loss) margin	4.8%	(1.5)%
      Railcars shipped in North America increased 52% to approximately 22,930 railcars compared to the railcars shipped in the prior year of approximately 15,100 railcars. Shipments for North America in 2006 are expected to continue to increase slightly as we ended 2005 with a backlog of approximately 18,800 railcars compared to approximately 19,400 railcars in the prior year.
      Our European rail operations showed a decrease in the number of railcars shipped in 2005. Shipments of approximately 1,570 railcars for 2005 were lower than the approximately 2,300 railcars shipped in 2004. As of December 31, 2005, we have a backlog in Europe of approximately 335 railcars, a decrease of approximately 965 railcars compared to December 31, 2004.
      The operating profit for the Rail Group increased from the prior year primarily due to increased pricing and volume and improved operating efficiencies, particularly in North American Rail, partially offset by an increase in warranty expense. The European rail operations were impacted by an impairment charge of $14.2 million to write down long-lived assets, a $2.3 million write-off of goodwill, an inventory write-down of $1.8 million, and an increase in warranty expense. The year ended December 31, 2004 was adversely impacted by increased material costs above costs anticipated for contracts that existed at the beginning of 2004 of $40.0 million, shortages of material and unanticipated plant shut-downs of $6.6 million, start-up costs related to reopening manufacturing facilities of $1.9 million, and unabsorbed costs related to the shut-down of a European plant for maintenance of $1.2 million.
      In the year ended December 31, 2005, railcar sales to our Railcar Leasing and Management Services Group included in the Rail Group results were $395.7 million compared to $171.7 million in the comparable period in 2004 with operating profit of $50.4 million in 2005 compared to $14.0 million in comparable period in 2004. Sales to the Railcar Leasing and Management Services Group and related profits are included in the operating results of the Rail Group but are eliminated in consolidation.
Construction Products Group

	Year Ended
	December 31,
			Percent
	2005	2004	Change

	(in millions,
	except percents)
Revenues:
Concrete and Aggregates	$364.4	$298.7	22.0%
Highway Products	205.6	201.9	1.8%
Other	105.3	77.5	35.9%

Total Revenues	$675.3	$578.1	16.8%
Operating profit	$63.7	$40.4
Operating profit margin	9.4%	7.0%
      Revenues increased for the year ended December 31, 2005 compared to the same period in 2004, primarily attributable to an increase in raw material costs which have resulted in higher sales prices. For the year ended December 31, 2005, favorable weather also contributed to increased revenues. The operating profit margins increased as a result of increased demand across all businesses, as well as price increases and operational efficiencies.
Inland Barge Group

	Year Ended
	December 31,
			Percent
	2005	2004	Change

	(in millions,
	except percents)
Revenues	$240.7	$210.4	14.4%
Operating profit (loss)	$15.7	$(14.8)
Operating profit (loss) margin	6.5%	(7.0)%
      Revenues increased for the year ended December 31, 2005 compared to the same period in 2004, primarily due to a change in the mix of tank barges sold and an increase in raw material costs which have resulted in higher sales prices. For the year ended December 31, 2005, these increases were partially offset by a decrease in hopper barge sales. Operating profit for the year ended December 31, 2005 increased compared to the same period last year, primarily due to a change in mix, the ability to pass on steel cost increases to our customers, improved pricing, productivity improvements, as well as a decrease in barge litigation costs. The expense related to estimated losses on contracts due to steel surcharges was $9.1 million for the year ended December 31, 2004. No loss on contract expense was recorded in 2005. For the year ended December 31, 2005, barge litigation and related costs were $3.5 million compared to $5.1 million for the same period last year. Barge litigation settlements for the year ended December 31, 2005 were $3.3 million.
Energy Equipment Group

	Year Ended
	December 31,
			Percent
	2005	2004	Change

	(in millions,
	except percents)
Revenues	$236.6	$154.0	53.6%
Operating profit	$31.2	$14.5
Operating profit margin	13.2%	9.4%
      Revenues increased for the year ended December 31, 2005 compared to the same period in 2004, primarily due to sales of structural wind towers. Activity in the structural wind tower business resumed in the latter part of 2004 with the anticipated passage of the Energy Policy Act of 2005, which provides production tax credits on wind generated energy. Increased sales of container heads for tank cars, as well as improved pricing on containers sold in Mexico, also contributed to the increase in revenues in the year ended December 31, 2005. The operating profit margins for the year ended December 31, 2005 were higher than last year due to the resumed operations for the manufacture of structural wind towers, more favorable market conditions for certain of our products, continued cost reductions, and improved pricing.

Railcar Leasing and Management Services Group

	Year Ended
	December 31,
			Percent
	2005	2004	Change

	(in millions,
	except percents)
Revenues:
Leasing and management	$168.3	$143.2	17.5%
Lease fleet sales	35.4	37.8	(6.3)%

Total revenues	$203.7	$181.0	12.5%
Operating Profit:
Leasing and management	$47.4	$37.5
Lease fleet sales	8.4	4.5

Total operating profit	$55.8	$42.0
Operating profit margin	27.4%	23.2%
Fleet Utilization	99.5%	99.0%
      Total revenues increased for the year ended December 31, 2005 compared to the same periods last year due to increased rental revenues related to additions to the lease fleet, higher average lease rates, and improved fleet utilization, partially offset by a reduction in sales of railcars from the lease fleet. Operating profit for the leasing and management operations as well as from the sales of cars from the lease fleet increased for the year ended December 31, 2005. This increase is primarily attributable to additions to the lease fleet, higher average lease rates, improved utilization, and lease fleet sales.
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

	Year Ended
	December 31,

	2005	2004

	(in millions,
	except percents)
Operating profit	$47.4	$37.5
Add: Depreciation	25.3	23.1
’A dd:’Rental expense	49.2	39.2

EBITDAR	$121.9	$99.8

EBITDAR margin	72.4%	69.7%

      The increase in EBITDAR for the year ended December 31, 2005 was due to improved fleet utilization, higher average lease rates, and an increase in the size of the fleet.
      As of December 31, 2005, the Leasing and Management Services Group’s rental fleet of approximately 24,900 owned or leased railcars had an average age of 5.17 years and an average remaining lease term of 6.18 years.
All Other

	Year Ended
	December 31,
			Percent
	2005	2004	Change

	(In millions,
	except percents)
Revenues	$43.4	$32.9	31.9%
Operating loss	$(4.3)	$(2.7)
      The increase in revenues for the year ended December 31, 2005 over last year was primarily attributable to an increase in inter-segment sales by our transportation company. The operating loss in the year ended December 31, 2005 is primarily due to costs associated with non-operating plants. The operating loss for the year ended December 31, 2004 contained a reversal of $3.1 million of expenses due to an adjustment of reserves for contingencies related to non-operating plants.

Year Ended December 31, 2004 Compared with the Year Ended December 31, 2003

Overall Summary

Revenues

	Year Ended December 31, 2004			Year Ended December 31, 2003

	Revenues			Revenues
							Percent
	Outside	Intersegment	Total	Outside	Intersegment	Total	Change

	(in millions, except percents)
Rail Group	$1,080.7	$175.2	$1,255.9	$494.5	$240.1	$734.6	71.0%
Construction Products Group	576.4	1.7	578.1	488.8	1.1	489.9	18.0%
Inland Barge Group	210.4	—	210.4	170.6	—	170.6	23.3%
Energy Equipment Group	146.3	7.7	154.0	121.2	4.7	125.9	22.3%
Railcar Leasing and Management Services Group	181.0	—	181.0	153.8	—	153.8	17.7%
All Other	3.3	29.6	32.9	3.9	25.9	29.8	10.4%
Eliminations	—	(214.2)	(214.2)	—	(271.8)	(271.8)

Consolidated Total	$2,198.1	$—	$2,198.1	$1,432.8	$—	$1,432.8	53.4%

      Our revenues for the year ended December 31, 2004 increased in every segment of our business. The increase in revenues was primarily due to an increase in outside sales by the Rail Group. The increase in revenues for the Construction Products Group was the result of increased market demand in the Highway Products and Fittings businesses and the acquisitions made by Concrete and Aggregates during the later part of 2003 and early 2004. The increased revenue from the Railcar Leasing and Management Services Group resulted from an increase in the size of the fleet, an improvement in utilization and a slight increase in sales from the lease fleet.

Operating Profit (Loss)

	Year Ended
	December 31,

	2004	2003

	(in millions)
Rail Group	$(18.5)	$(6.2)
Construction Products Group	40.4	37.5
Inland Barge Group	(14.8)	(4.7)
Energy Equipment Group	14.5	9.3
Railcar Leasing and Management Services Group	42.0	41.0
All Other	(2.7)	(9.3)
Corporate	(32.6)	(34.5)
Eliminations	(14.2)	(19.7)

Consolidated Total	$14.1	$13.4

      Operating profit did not improve in proportion to the increased revenues in 2004 primarily due to significant increases in steel and material cost for fixed-priced contracts in the Rail and Inland Barge Groups. Generally, improved pricing and volumes in the Construction Products, Energy Equipment, and Railcar Leasing and Management Services Groups partially offset the impact of material cost increases in the Rail and Inland Barge Groups. Selling, engineering, and administrative expenses as a percentage of revenue decreased to 7.7% for the year ended December 31, 2004 compared to 10.3% for the year ended December 31, 2003. Overall, selling, engineering, and administrative expenses increased $20.6 million year over year as a result of increased headcount and related cost attributable to production volume increases, increased litigation costs, and Sarbanes-Oxley compliance cost.
      Other Income and Expense. Interest expense, net of interest income, was $32.7 million for the year ended December 31, 2004 compared to $34.2 million for the same period in 2003. Interest income improved $9.4 million from the same period in 2003. The increase in interest expense was due to an increase in debt balances, primarily associated with the Senior Notes and to a write-off of deferred loan fees of $1.2 million in connection with the early retirement of the term loan in March 2004. Interest income increased compared to the same period in 2003 primarily due to $8.1 million interest received on funds held on deposit in Mexico.
      Other income is primarily attributable to gains on sales of non-operating assets, primarily land, offset by losses on equity investments and foreign exchange transactions. The decrease in 2004 was attributable to a decrease in the gain on sales of non-operating assets.
      Income Taxes. The benefit for income taxes, as a percentage of loss before taxes, increased to 38.4% in 2004 from 30.2% in 2003 primarily due to state tax expense and the benefits of the change in tax laws and rates in foreign jurisdictions, which reduced deferred tax liabilities that had been previously recorded.
Rail Group

	Year Ended
	December 31
			Percent
	2004	2003	Change

	(in millions,
	except percents)
Revenues:
North American Rail	$951.1	$494.5	92.3%
European Rail	189.2	139.6	35.5%
Components	115.6	100.5	15.0%

Total revenues	$1,255.9	$734.6	71.0%
Operating loss	$(18.5)	$(6.2)
Operating loss margin	(1.5)%	(0.8)%
      Railcars shipped in North America increased 82% to approximately 15,100 railcars compared to the railcars shipped in the prior year of approximately 8,300 railcars. We ended 2004 with a backlog of approximately 19,400 railcars.
      Our European rail operations showed an increase in the number of railcars shipped in 2004. Shipments of approximately 2,300 railcars for 2004 were slightly higher than the 2,100 railcars shipped in 2003. As of December 31, 2004, we had a backlog in Europe of approximately 1,300 railcars, a decrease of 850 railcars compared to December 31, 2003.
      Operating loss for the Rail Group increased for the year ended December 31, 2004 compared to the same period last year. Operating profit was adversely affected by significantly increased steel and material costs ($40.0 million), shortages of materials and unanticipated plant shut-downs ($6.6 million), start-up costs related to reopening manufacturing facilities ($1.9 million), and unabsorbed costs in the third quarter related to the shut-down of a European plant for maintenance ($1.2 million). During 2004, we dealt with rising steel and material costs by obtaining some concessions from customers, adding escalation clauses to many new contracts, and negotiating firm arrangements with vendors. Of our North American backlog which had an estimated sales value of approximately $1.3 billion at December 31, 2004, 94% was either covered by escalation clauses or had locked-in costs due to arrangements with vendors. Where cost increases had resulted in expected loss on contracts, the estimated losses were recorded during the year ended December 31, 2004. The loss reserve balance related to railcars to be delivered after December 31, 2004 was $4.3 million. At the beginning of 2004, none of the contracts in the backlog had escalation clauses.
      In the year ended December 31, 2004, railcar sales to our Railcar Leasing and Management Services Group included in the Rail Group results were $171.7 million compared to $238.2 million in the comparable period in 2003 with operating profit of $14.0 million in 2004 compared to $15.8 million in the comparable period in 2003. Sales to Railcar Leasing and Management Services Group and related profits are included in the operating results of the Rail Group but are eliminated in consolidation.
Construction Products Group

	Year Ended
	December 31,
			Percent
	2004	2003	Change

	(in millions,
	except percents)
Revenues:
Concrete and Aggregates	$298.7	$263.5	13.4%
Highway Products	201.9	156.7	28.8%
Other	77.5	69.7	11.2%

Total Revenues	$578.1	$489.9	18.0%
Operating profit	$40.4	$37.5
Operating profit margin	7.0%	7.7%
      Revenues increased for the year ended December 31, 2004 compared to the same period in 2003 primarily attributable to an increase in the Highway Products, Concrete and Aggregates, and Fittings business units. The Highway Products business increased due to favorable weather conditions early in the year as well as an improvement in the market demand for selected products and price increases resulting from an increase in raw material costs. The Concrete and Aggregates business increased due to acquisitions in the later part of 2003 and early 2004, offset by unfavorable weather conditions in our market area and competitive pricing pressures. The increase in the Fittings business was also attributable to an increase in market demand as well as price increases resulting from an increase in raw material costs. Operating profit percentage decreased over the same period in 2003 as a result of the steel price increases in the Structural Bridge business and competitive pricing pressures in certain markets of our Concrete and Aggregates business as well as the impact of year over year unfavorable weather, offset by the impact of an increase in sales volumes in our Highway Products and Fittings businesses.
Inland Barge Group

	Year Ended
	December 31,
			Percent
	2004	2003	Change

	(in millions,
	except percents)
Revenues	$210.4	$170.6	23.3%
Operating loss	$(14.8)	$(4.7)
Operating loss margin	(7.0)%	(2.8)%
      Revenues increased compared to the prior year primarily due to an increase in both hopper barge and tank barge sales volume. For the year ended December 31, 2004, approximately 400 hopper barges were delivered, an increase of 31% from the same period in 2003. Approximately 60 tank barges were delivered during the year ended December 31, 2004, an increase of 18% over the same period in 2003. Operating loss increased primarily due to steel cost increases of approximately $15.3 million. Where such increases resulted in an expected loss on contracts, the estimated losses have been recorded during the year ended December 31, 2004. The loss reserve balance related to barges to be delivered in 2005 was $2.5 million at December 31, 2004. Barge litigation and related costs were $5.1 million and $4.0 million for years ended December 31, 2004 and 2003. The barge backlog at December 31, 2004 was 105 barges compared to 450 barges at the end of 2003. Fifty-eight of these barges were covered by escalation clauses or locked-in steel costs. All steel requirements had been purchased for the remaining 47 barges without escalation clauses which were scheduled for production in the first quarter of 2005.
Energy Equipment Group

	Year Ended
	December 31,
			Percent
	2004	2003	Change

	(in millions,
	except percents)
Revenues	$154.0	$125.9	22.3%
Operating profit	$14.5	$9.3
Operating profit margin	9.4%	7.4%
      Revenues increased for the year ended December 31, 2004 compared to the same period in 2003 primarily due to increased sales of domestic tanks in the U.S. and an increase in the sale of heads used for tank car production and other railcar equipment. The operating profit margin for the year was higher than the same period in the prior year due to improved efficiencies based on increased volume and increased sales of tank car heads and other railcar equipment. In addition, operating profit in 2003 was negatively impacted by a $0.9 million write down of long-lived assets in Brazil.
Railcar Leasing and Management Services Group

	Year Ended
	December 31,
			Percent
	2004	2003	Change

	(in millions,
	except percents)
Revenues:
Leasing and management	$143.2	$118.9	20.4%
Lease fleet sales	37.8	34.9	8.3%

Total revenues	$181.0	$153.8	17.7%
Operating Profit:
Leasing and management	$37.5	$36.8
Lease fleet sales	4.5	4.2

Total operating profit	$42.0	$41.0
Operating profit margin	23.2%	26.7%
Fleet Utilization	99.0%	98.1%
      Total revenues increased for the year ended December 31, 2004 compared to the same period in the prior year due to increased rental revenues related to additions to the lease fleet and improved fleet utilization as well as a slight increase in lease fleet sales.
      The Company continued to expand its lease fleet size. To fund the expansion of its lease fleet to meet this demand, the Leasing Group used its non-recourse warehouse line to provide initial financing for a portion of the manufacturing costs of the railcars. Subsequently, the Leasing Group generally obtains long-term financing for the cars in the lease fleet through long-term recourse debt such as equipment trust certificates or long-term non-recourse operating leases pursuant to sale/leaseback transactions.
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

	Year Ended
	December 31,

	2004	2003

	(in millions,
	except percents)
Operating profit	$37.5	$36.8
Add: Depreciation	23.1	23.4
’A dd:’Rental expense	39.2	22.7

EBITDAR	$99.8	$82.9

EBITDAR margin	69.7%	69.7%

      The increase in EBITDAR for the year ended December 31, 2004 was due to the increased size of the fleet and improved utilization.
All Other

	Year Ended
	December 31,
			Percent
	2004	2003	Change

	(in millions,
	except percents)
Revenues	$32.9	$29.8	10.4%
Operating loss	$(2.7)	$(9.3)
      All Other includes our captive insurance and transportation companies, costs associated with non-operating plants, and other peripheral businesses. Revenues in All Other increased for the year ended December 31, 2004 primarily due to in increase in inter-segment sales by our transportation company. Operating loss decreased for the year ended December 31, 2004 compared to the same period in 2003 primarily due to lower costs associated with non-operating plants, including a reversal of $3.1 million of expenses due to an adjustment of reserves for contingencies related to non-operating plants.
Liquidity and Capital Resources

2005 Financing Activity
      In April 2005, the $250 million secured revolving credit facility was extended and expanded to provide for a five-year, $350 million secured revolving credit facility. Two of the financial covenants, the Asset Coverage Ratio and the Capital Expenditure Limitation, were eliminated, while the permitted Leverage Ratio was increased. At December 31, 2005, there were no borrowings outstanding under this revolving credit facility, leaving $237.9 million available, after giving consideration to $112.1 million in outstanding letters of credit.
      In August 2005 TILC extended its $300 million non-recourse warehouse facility through August 2007. In October 2005, this facility was increased to $375 million. This facility, established to finance railcars owned by TILC, has $256.3 million outstanding as of December 31, 2005, leaving $118.7 million available. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in rate of 5.14% as of December 31, 2005.
      In anticipation of a future debt issuance, the Company entered into interest rate swap transactions during the third and fourth quarters of 2005. These instruments, with a notional amount of $170 million, fix the interest rate on a future debt issuance associated with an anticipated secured borrowing facility in 2006 and will expire in the first quarter of 2006. The weighted average fixed interest rate under these instruments is 4.876%. These interest rate swaps are being accounted for as cash flow hedges with changes in the fair value of the instruments recorded in Accumulated Other Comprehensive Loss.
      In February 2006, the Company notified the holder of the Series B preferred stock that it was converting the 600 shares of Series B preferred stock into 2,671,415 shares of the Company’s common stock. The Series B preferred stock did convert in February 2006. As the Series B preferred stock was already treated as if converted in the calculation of diluted net income applicable to common shareholders, there is no impact on reported diluted net income applicable to common shareholders.

Thrall Car Manufacturing Company (“Thrall”)
      Per the merger transaction completed in 2001, the Company agreed under certain circumstances to make additional payments to the former owners of Thrall, not to exceed $45 million through 2006, based on a formula related to annual railcar industry production levels. At December 31, 2005, the Company recorded a payable of $15.3 million. Based on current estimates of railcar production, the Company currently estimates the amount payable for 2006 will be approximately $28.0 million.

Future Operating Requirements
      We expect to finance future operating requirements with cash flows from operations, and depending on market conditions, long-term and short-term debt and equity.
Cash Flows
      Operating Activities. Net cash provided by operating activities for the year ended December 31, 2005 was $170.4 million compared to $79.7 million required by operating activities for the same period in 2004. The increase in cash provided by operating activities for 2005 was primarily due to an increase in earnings for the year, an increase in accounts payable and accrued liabilities, and a slow down in the percentage increase in inventory year over year, partially offset by an increase in receivables related to increased production volume. The overall increase in inventory and receivables is reflective of the upturn in our businesses.
      Investing Activities. Net cash required by investing activities for the year ended December 31, 2005 was $388.3 million compared to $62.7 million provided by investing activities for the same period of 2004. Capital expenditures for the year ended December 31, 2005 were $435.7 million, of which $345.8 million were for additions to the lease fleet in the Railcar Leasing and Management Services Group. This compares to $198.2 million of capital expenditures for the same period in 2004, of which $164.0 million were additions to the lease fleet. Proceeds from the sale of property, plant, equipment, and other assets for the years ended December 31, 2005 and 2004 of $47.4 million and $55.8 million, respectively, were composed primarily of the sale of railcars from the lease fleet, and other assets. During 2004, we received $212.3 million in proceeds from a sale/leaseback transaction and $8.5 million from the sale of the Leasing Group’s equity ownership in a trust. In addition, 2004 included an acquisition in the Construction Products Group with a purchase price of $15.7 million.
      Financing Activities. Net cash provided by financing activities during the year ended December 31, 2005 was $186.5 million compared to $153.3 million for the comparable period of 2004. We intend to use our cash to fund the operations of the Company, including expansion of manufacturing plants and additions to the leasing fleet. During the first quarter of 2004, we issued $300 million aggregate principal amount 6 1/2% senior notes due 2014 (“Senior Notes”) through a private offering. We applied approximately $163 million of the net proceeds of the offering to repay all indebtedness under our existing credit facility.

Off Balance Sheet Arrangements
      During the years ended December 31, 2004 and 2003, and the nine months ended December 31, 2001, the Leasing Group completed a series of financing transactions whereby railcars were sold to one or more separate independent owner trusts. Each trust financed the purchase of the railcars with a combination of debt and equity. In each transaction, the equity participant in the trust is considered to be the primary beneficiary of the trusts. The Leasing Group, through newly formed, wholly owned qualified subsidiaries, leased railcars from the trusts under operating leases with terms of 22 years, and subleased the railcars to independent third party customers under shorter term operating rental agreements. Under the terms of the operating lease agreements between the subsidiaries and trusts, the Leasing Group has the option to purchase at a predetermined fixed price, certain of the railcars from the trusts in 2016 and other railcars in 2019. The Leasing Group also has options to purchase the railcars at the end of the respective lease agreements in 2023, 2026, and 2027 at the then fair market value of the railcars as determined by a third party, independent appraisal. At the expiration of the operating lease agreements, we have no further obligations there-under.
      The Leasing Group’s subsidiaries had total assets as of December 31, 2005 of $186.3 million including cash of $58.7 million and Leasing Group railcars of $104.5 million. The cash and railcars are pledged to collateralize the lease obligations to the trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiaries’ lease obligations. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties, to be available to Trinity. Future operating lease obligations of the Leasing Group’s subsidiaries under the lease agreements are as follows:

	Future	Future
	Operating	Minimum
	Lease	Rental Revenues
	Obligations	of Trusts’ Cars

	(in millions)
2006	$51.8	$68.3
2007	48.6	60.2
2008	48.8	52.3
2009	47.8	42.5
2010	40.9	32.8
Thereafter	610.3	143.7

	$848.2	$399.8

      In each transaction, the Leasing Group has entered into a servicing and remarketing agreement with the trusts under which the Leasing Group is required to endeavor, consistent with customary commercial practice as would be used by a prudent person, to maintain railcars under lease for the benefit of the trusts. The Leasing Group also receives management fees under the terms of the agreements. In each transaction, an independent trustee for the trust has authority for appointment of the railcar fleet manager.
      During the nine months ended December 31, 2001, the Leasing Group sold $199.0 million in railcars to one independent trust. The trust financed the purchase of the railcars with $151.3 million in debt and $47.7 million in equity.
      During the year ended December 31, 2003, the Leasing Group sold $235.0 million of railcars to three separate owner trusts. These trusts financed the purchase of the railcars with $180.6 million in debt and $54.4 million in third party equity. The equity participants in the trusts are the primary beneficiaries of the trusts.
      During the year ended December 31, 2004, the Leasing Group sold $212.3 million of railcars to two independent trusts. These trusts financed the purchase of the railcars with $157.2 million in debt and $55.1 million in third party equity. The equity participants in the trusts are the primary beneficiaries of the trusts.

Derivative Instruments
      The Company uses derivative instruments to mitigate the impact of increases in natural gas and diesel fuel prices and interest rates. For instruments designated as hedges, the Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in Accumulated Other Comprehensive Income (AOCI) as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedge transaction affects earnings.

Interest Rate
      From time to time, the Company enters into various interest rate hedging transactions for the purpose of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances. The Company uses interest rate swaps and forward interest rate swaps as part of its interest rate risk management strategy. Trinity’s measurement of the fair value of interest rate swaps is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements.

Natural Gas and Diesel Fuel
      Trinity measures the fair value of natural gas and diesel fuel hedges from data provided by various external sources. To value a swap, the Company uses the forward commodity price for the period hedged. The fair values are calculated and provided by a third party administrator. The Company monitors its hedging positions and credit ratings of its third party administrators and does not anticipate losses due to administrators’ non-performance.

Employee Retirement Plans
      As disclosed in Note 12 of our consolidated financial statements, the projected benefit obligation for the employee retirement plans exceed the plans’ assets by $99.1 million as of December 31, 2005 as compared to $55.7 million as of December 31, 2004. The change was primarily due to a change in the discount rate, eligible employees re-hired with prior accumulated service, and other actuarial variances. Effective January 1, 2005, the Company enhanced the existing profit sharing 401(k) plan to which the Company will contribute a guaranteed annual retirement contribution of up to 3% of the participating employees’ 401(k) eligible compensation. During 2004, the Company provided a one-time election for the current employees to remain in the defined benefit plan or to begin receiving the new annual retirement contribution in the enhanced profit sharing 401(k) plan. All employees, hired after December 31, 2004, who would have been eligible to participate in the defined benefit plan, participate in the enhanced profit sharing 401(k) plan. The Company continues to sponsor an employee savings plans under the existing 401(k) plan, that covers substantially all employees and includes a Company matching contribution based on the performance of the Company up to 6%, as well as a Supplemental Profit Sharing Plan.
      Employer contributions for the year ending December 31, 2006 are expected to be $21.4 million for the defined benefit plans compared to $7.6 million contributed during 2005. Employer contributions to the 401(k) plans and the Supplemental Profit Sharing Plan for the year ending December 31, 2006 are expected to be $4.5 million compared to $4.3 million during 2005.
Contractual Obligations and Commercial Commitments
      As of December 31, 2005, we had the following contractual obligations and commercial commitments:

		Payments Due by Period

		1 Year	2-3	4-5	After
Contractual Obligations and Commercial Commitments	Total	or Less	Years	Years	5 Years

	(in millions)
Debt, excluding interest	$687.5	$20.0	$225.1	$142.4	$300.0
Capital lease obligations	1.5	0.8	0.7	—	—
Operating leases	35.7	9.2	14.5	10.1	1.9
Purchase obligations(1)	425.7	425.4	0.3	—	—
Letters of Credit	118.9	109.0	6.1	1.0	2.8
Leasing Group — Operating leases related to sale/leaseback transactions	848.2	51.8	97.4	88.7	610.3
Other	64.2	33.8	23.7	6.7	—

Total	$2,181.7	$650.0	$367.8	$248.9	$915.0

(1)	Non-cancelable purchase obligations are primarily for steel purchases and railcar specialty components.
Critical Accounting Policies and Estimates
      Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, property, plant, and equipment, goodwill, income taxes, warranty obligations, insurance, restructuring costs, contingencies, and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
      We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Inventory
      We state our inventories at the lower of cost or market. Our policy related to excess and obsolete inventory requires the inventory to be analyzed at the business unit level on a quarterly basis and record required adjustments. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. It is possible that changes in required inventory reserves may occur in the future due to then current market conditions.

Long-lived Assets
      We periodically evaluate the carrying value of long-lived assets to be held and used for potential impairment. The carrying value of long-lived assets to be held and used is considered impaired when the carrying value is not recoverable through undiscounted future cash flows and the fair value of the asset is less than its carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the estimated cost to dispose of the assets.

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

Warranties
      We provide for the estimated cost of product warranties at the time we recognize revenue related to products covered by warranties assumed. We base our estimates on historical warranty claims. We also provide for specifically identified warranty obligations. Should actual claim rates differ from our estimates, revisions to the estimated warranty liability would be required.

Insurance
      We are effectively self-insured for workers’ compensation claims. A third-party administrator processes all such claims. We accrue our workers’ compensation liability based upon independent actuarial studies. To the extent actuarial assumptions change and claims experience rates differ from historical rates, our liability may change.
      Trinity has casualty insurance polices that include coverage for product liability claims against the Company. We feel that the level of coverage we maintain under these policies provides adequate protection to the Company against a materially adverse impact on the Company’s financial condition.

Contingencies and Litigation
      We are currently involved in certain legal proceedings. As discussed in Note 17 of our consolidated financial statements, as of December 31, 2005, we have accrued our estimate of the probable settlement or judgment costs for the resolution of certain of these claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to these proceedings.

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
Recent Accounting Pronouncements
      In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs”, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 151 will have a material impact on our results from operations.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets”, which eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have a commercial substance. SFAS No. 153 became effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 153 will have a material impact on our financial statements.
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting for stock based compensation, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. Pro forma disclosure is no longer an alternative under the new standard. Although early adoption is allowed, we will adopt SFAS No. 123R as of the required effective date for calendar year companies, which is January 1, 2006.
      We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a more complex binomial, or “lattice” model. Based upon our research on the alternative models available to value option grants, and in conjunction with the type and number of stock options expected to be issued in the future, the Company has determined that it will continue to use the Black-Scholes model for option valuation as of the current time.
      SFAS No. 123R includes several modifications to the way that income taxes are recorded in the financial statements. The expense for certain types of option grants is only deductible for tax purposes at the time that the taxable event takes place, which could cause variability in the Company’s effective tax rates recorded throughout the year. SFAS No. 123R does not allow companies to “predict” when these taxable events will take place. Furthermore, it requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized in prior periods for tax deductions, as shown in the Company’s Consolidated Statement of Cash Flows, were $6.9 million, $2.9 million, and $1.2 million, respectively, for 2005, 2004, and 2003.
      SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. We will adopt the “modified prospective” method, whereby compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Based on stock options granted to employees through December 31, 2005, we expect that the adoption of SFAS No. 123R on January 1, 2006 will reduce net earnings for 2006 by approximately $1.2 million ($0.02 per diluted share).
      In March, 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations — An Interpretation of FASB Statement No. 143”. This interpretation clarifies the term “conditional asset retirement” and requires recognition of a liability for the fair value of the conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. This interpretation is effective as of December 31, 2005. The adoption of FIN No. 47 did not have a material impact on our financial statements.
Forward-Looking Statements
      Some statements in this Form 10-K (or otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, World Wide Web postings or otherwise) which are not historical facts, may be “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements about Trinity’s estimates, expectations, beliefs, intentions or strategies for the future, and the assumptions underlying these forward-looking statements. Trinity uses the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify these forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from historical experience or our present expectations. Factors that could cause these differences include, but are not limited to:

•	market conditions and demand for our products;

•	the cyclical nature of both the railcar and barge industries;

•	variations in weather in areas where construction products are sold and used;

•	disruptions of manufacturing capacity due to weather related events;

•	the timing of introduction of new products;

•	the timing of customer orders;

•	price changes;

•	changes in mix of products sold;

•	the extent of utilization of manufacturing capacity;

•	availability and costs of component parts, supplies and raw materials;

•	competition and other competitive factors;

•	changing technologies;

•	steel prices;

•	surcharges added to fixed pricing agreements for raw materials;

•	interest rates and capital costs;

•	long-term funding of our leasing warehouse facility;

•	taxes;

•	the stability of the governments and political and business conditions in certain foreign countries, particularly Mexico, the Czech Republic and Romania;

•	changes in import and export quotas and regulations;

•	business conditions in emerging economies;

•	results of litigation; and

•	legal, regulatory, and environmental issues.
      Any forward-looking statement speaks only as of the date on which such statement is made. Trinity undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
      Our earnings could be affected by changes in interest rates due to the impact those changes have on our variable rate debt obligations, which represented approximately 37.2% of our total debt as of December 31, 2005. We have hedged 44.9% of this exposure with interest rate swaps leaving 20% of our total debt exposed to fluctuations in interest rates. If interest rates average one percentage point more in fiscal year 2006 than they did during in 2005, and our debt level remained constant, our interest expense would increase by $1.4 million. In comparison, at December 31, 2004, we estimated that if interest rates averaged one percentage point more in fiscal year 2005 than they did during the year ended December 31, 2004, our interest expense would not have increased as all our variable debt was hedged. The impact of an increase in interest rates was determined based on the impact of the hypothetical change in interest rates and scheduled principal payments on our variable-rate debt obligations as of December 31, 2005 and 2004.
      In addition, we are subject to market risk related to our net investments in our foreign subsidiaries. The net investment in foreign subsidiaries as of December 31, 2005 is $110.9 million. However, the impact of such market risk exposures as a result of foreign exchange rate fluctuations has not been material to us.

Item 8.	Financial Statements and Supplementary Data.
Trinity Industries, Inc.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
  Trinity Industries, Inc.
      We have audited the accompanying consolidated balance sheets of Trinity Industries, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trinity Industries, Inc. and Subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Trinity Industries, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
March 1, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
  Trinity Industries, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Trinity Industries, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trinity Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that Trinity Industries, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Trinity Industries, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trinity Industries, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2005 of Trinity Industries, Inc. and our report dated March 1, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
March 1, 2006

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,

	2005	2004	2003

	(in millions except per share data)
Revenues	$2,902.0	$2,198.1	$1,432.8
Operating costs:
Cost of revenues	2,536.0	2,015.8	1,271.8
Selling, engineering and administrative expenses	195.6	168.2	147.6

	2,731.6	2,184.0	1,419.4

Operating profit	170.4	14.1	13.4
Other (income) expense:
Interest income	(3.3)	(10.1)	(0.7)
Interest expense	42.2	42.8	34.9
Other, net	(12.1)	(3.5)	(6.5)

	26.8	29.2	27.7

Income (loss) before income taxes	143.6	(15.1)	(14.3)
Provision (benefit) for income taxes:
Current	38.4	(0.9)	(14.4)
Deferred	18.9	(4.9)	10.1

	57.3	(5.8)	(4.3)

Net income (loss)	86.3	(9.3)	(10.0)
Dividends on Series B preferred stock	(3.2)	(3.1)	(1.6)

Net income (loss) applicable to common shareholders	$83.1	$(12.4)	$(11.6)

Net income (loss) per common share:
Basic	$1.76	$(0.27)	$(0.25)

Diluted	$1.69	$(0.27)	$(0.25)

Weighted average number of shares outstanding:
Basic	47.3	46.5	45.6
Diluted	51.1	46.5	45.6
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2005	2004

	(in millions)
ASSETS
Cash and cash equivalents	$150.9	$182.3
Receivables (net of allowance for doubtful accounts of $5.8 at December 31, 2005 and $6.4 at December 31, 2004)	250.1	214.2
Inventories:
Raw materials and supplies	265.7	248.0
Work in process	124.2	100.0
Finished goods	54.3	54.3

	444.2	402.3
Property, plant, and equipment, at cost	1,859.5	1,520.9
Less accumulated depreciation	(738.4)	(710.0)

	1,121.1	810.9
Goodwill	433.4	420.4
Other assets	186.8	180.1

	$2,586.5	$2,210.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$629.9	$511.7
Debt:
Recourse	432.7	475.3
Non-recourse	256.3	42.7

	689.0	518.0
Deferred income	45.2	47.2
Other liabilities	49.3	62.2

	1,413.4	1,139.1
Series B redeemable convertible preferred stock, no par value, $0.1 liquidation value	58.7	58.2
Stockholders’ equity:
Preferred stock — 1.5 shares authorized and un-issued	—	—
Common stock — shares authorized — 100.0; shares issued and outstanding at December 31, 2005 — 50.9; at December 31, 2004 — 50.9	50.9	50.9
Capital in excess of par value	439.8	432.6
Retained earnings	696.9	626.2
Accumulated other comprehensive loss	(40.2)	(25.3)
Treasury stock — at December 31, 2005 — 1.5 shares; at December 31, 2004 — 3.1 shares	(33.0)	(71.5)

	1,114.4	1,012.9

	$2,586.5	$2,210.2

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

	(in millions)
Operating activities:
Net income (loss)	$86.3	$(9.3)	$(10.0)
Adjustments to reconcile net income (loss) to net cash provided (required) by operating activities:
Depreciation and amortization	88.9	87.2	85.6
Impairment of goodwill	2.3	—	—
Impairment of property, plant, and equipment	14.2	—	—
Income tax benefit from employee stock options exercised	6.9	2.9	1.2
Deferred income taxes	18.9	(4.9)	10.1
Gain on disposition of property, plant, equipment, and other assets	(7.4)	(5.7)	(10.0)
Other	(14.8)	(9.8)	(7.6)
Changes in assets and liabilities, net of effects from acquisitions:
Increase in receivables	(35.9)	(16.4)	(29.9)
Decrease in tax receivables	—	—	50.0
Increase in inventories	(45.7)	(143.3)	(44.7)
Increase in other assets	(17.3)	(31.4)	(4.9)
Increase in accounts payable and accrued liabilities	100.9	39.3	73.5
(Decrease) increase in other liabilities	(26.9)	11.7	(7.4)

Net cash provided (required) by operating activities	170.4	(79.7)	105.9
Investing activities:
Proceeds from sale/leaseback,	—	212.3	200.0
Proceeds from sale of property, plant, equipment, and other assets	47.4	55.8	51.6
Capital expenditures — lease subsidiary	(345.8)	(164.0)	(264.7)
Capital expenditures — other	(89.9)	(34.2)	(20.2)
Payment for purchase of acquisitions, net of cash acquired	—	(15.7)	(7.6)
Sale of investment in equity trust	—	8.5	—

Net cash (required) provided by investing activities	(388.3)	62.7	(40.9)
Financing activities:
Issuance of common stock	26.6	18.7	9.0
Issuance of redeemable preferred stock	—	—	57.6
Payments to retire debt	(49.2)	(301.6)	(379.7)
Proceeds from issuance of debt	223.6	450.0	286.0
Dividends paid to common shareholders	(11.8)	(11.1)	(11.0)
Dividends paid to preferred shareholders	(2.7)	(2.7)	—

Net cash provided (required) by financing activities	186.5	153.3	(38.1)

Net (decrease) increase in cash and equivalents	(31.4)	136.3	26.9
Cash and equivalents at beginning of period	182.3	46.0	19.1

Cash and equivalents at end of period	$150.9	$182.3	$46.0

Interest paid for the years ended December 31, 2005, 2004, and 2003, net of $0.7 million in capitalized interest for 2005, was $38.5 million, $32.0 million, and $30.0 million, respectively. Taxes paid, net of refunds received, were $13.3 million for the year ended December 31, 2005 and $9.5 million for the year ended December 31, 2004. Taxes received, net of taxes paid, for the year ended December 31, 2003 were $66.7 million.
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Year Ended December 31,

	2005	2004	2003

	(In millions, except par value and
	dividends per share)
Common Stock (par value $1.00)
Balance, beginning and end of period	$50.9	$50.9	$50.9
Capital in Excess of Par Value
Balance, beginning of period	432.6	434.7	442.1
Restricted shares issued	(0.1)	3.3	(4.5)
Stock options exercised, (including tax benefit of $6.9, $2.9, and $1.2, for 2005, 2004, and 2003, respectively)	7.1	(5.8)	(2.5)
Other	0.2	0.4	(0.4)

Balance, end of period	439.8	432.6	434.7
Retained Earnings
Balance, beginning of period	600.9	622.6	637.7
Net income (loss)	86.3	(9.3)	(10.0)
Accumulated comprehensive income (loss):
Currency translation adjustments, net of tax	(5.2)	6.6	(0.1)
Unrealized gain on derivative financial instruments, net of tax	1.1	1.2	0.7
Minimum pension liability adjustment, net of tax	(10.8)	(5.8)	7.0

Accumulated comprehensive net income (loss)	71.4	(7.3)	(2.4)
Dividends on common stock ($0.26, $0.24, and $0.24 per common share in 2005, 2004, and 2003, respectively)	(12.4)	(11.3)	(11.1)
Dividends on Series B preferred stock	(3.2)	(3.1)	(1.6)

Balance, end of period	656.7	600.9	622.6
Treasury Stock
Balance, beginning of period	(71.5)	(104.4)	(129.1)
Restricted shares issued	14.3	7.2	11.2
Stock options exercised	26.4	27.4	12.7
Other	(2.2)	(1.7)	0.8

Balance, end of period	(33.0)	(71.5)	(104.4)

Total Stockholders’ Equity	$1,114.4	$1,012.9	$1,003.8

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies
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
Revenue Recognition
      The Company generally recognizes revenue when products are shipped or services are provided. Revenues for contracts providing for a large number of units and few deliveries are recorded as the individual units are produced, inspected, and accepted by the customer. Revenues from construction contracts are recorded using percentage of completion accounting, using incurred labor hours to estimated total hours of the contract. Estimated losses on all contracts are recorded when determined to be probable and estimable. Revenue from rentals and operating leases are recorded monthly as the fees accrue. Fees for shipping and handling are recorded as revenue.
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
Inventories
      Inventories are valued at the lower of cost or market, with cost determined principally on the specific identification method. Market is replacement cost or net realizable value. Work in process and finished goods include material, labor, and overhead.
Property, Plant, and Equipment
      Property, plant, and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. The estimated useful lives are: buildings and improvements — 5 to 30 years; leasehold improvements — the lesser of the term of the lease or 7 years; machinery and equipment — 2 to 10 years; information systems hardware and software — 2 to 5 years; and railcars in our lease fleet — generally 35 years. Based on a study performed by the Company in the fourth quarter of 2005, the estimated useful lives of certain railcars in our lease fleet were extended to 35 years. This change in estimated useful lives did not have a material impact on net income for the quarter ended December 31, 2005. The costs of ordinary maintenance and repair are charged to operating costs while renewals and major replacements are capitalized.
Long-lived Assets
      The Company periodically evaluates the carrying value of long-lived assets to be held and used for potential impairment. The carrying value of long-lived assets to be held and used is considered impaired when the carrying value is not recoverable through undiscounted future cash flows and the fair value of the asset is less than its carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the estimated cost to dispose of the assets.
Goodwill and Intangible Assets
      Goodwill is evaluated for impairment by reporting unit at least annually as of December 31 for impairment by comparing the fair value of each reporting unit to its book value. As of December 31, 2005, the net book value of goodwill and indefinite-lived intangible assets were $433.4 million and $2.1 million, respectively. Intangible assets with defined useful lives, which as of December 31, 2005 had net book values of $4.1 million, are amortized over their estimated useful lives and are also, at least annually, evaluated for potential impairment.
Insurance
      The Company is effectively self-insured for workers’ compensation. A third party administrator is used to process claims. The Company accrues the workers’ compensation liability based upon independent actuarial studies.
      Trinity has casualty insurance polices that include coverage for product liability claims against the Company. We feel that the level of coverage we maintain under these policies provides adequate protection to the Company against materially adverse impact on the Company’s financial condition.
Warranties
      The Company provides for the estimated cost of product warranties at the time revenue is recognized and assesses the adequacy of the resulting liability on a quarterly basis.
Foreign Currency Translation
      Operations outside the United States prepare financial statements in currencies other than the United States dollar, the income statement amounts are translated at average exchange rates for the year, while the assets and liabilities are translated at year-end exchange rates. Translation adjustments are accumulated as a separate component of stockholders’ equity and comprehensive income (loss).
Other Comprehensive Income (Loss)
      Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, and the effective unrealized portions of changes in fair value of the Company’s derivative financial instruments and the minimum pension liability adjustment. All components are shown net of tax.
Stock-Based Compensation
      The Company has elected to apply the accounting provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25) and its interpretations and, accordingly, no compensation cost has been recorded for stock options. The effect of computing compensation cost and the weighted average fair value of options granted during the years ended December 31, 2005, 2004, and 2003 using the Black-Scholes option pricing method for stock options are shown in the accompanying table.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

Estimated fair value per share of options granted	$9.27	$10.78	$5.35
Pro forma (in millions):
Net income (loss) applicable to common shareholders, as reported	$83.1	$(12.4)	$(11.6)
Add: Stock Compensation expense related to restricted stock	3.3	2.9	2.2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(4.9)	(5.6)	(6.2)

Pro forma net income (loss)	81.5	(15.1)	(15.6)
Add: Effect of dilutive Series B preferred stock	3.2	—	—

Pro forma net income (loss) applicable to common shareholders	$84.7	$(15.1)	$(15.6)

Pro forma net income (loss) per common share:
Basic	$1.72	$(0.32)	$(0.34)

Diluted	$1.66	$(0.32)	$(0.34)

Net income (loss) per common share – as reported:
Basic	$1.76	$(0.27)	$(0.25)

Diluted	$1.69	$(0.27)	$(0.25)

Black-Scholes assumptions:
Expected option life (years)	5.0	6.0	6.0
Risk-free interest rate	4.0%	4.2%	2.5%
Dividend yield	0.89%	0.84%	1.40%
Common stock volatility	0.35	0.35	0.34
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting for stock based compensation, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. Pro forma disclosure is no longer an alternative under the new standard. Although early adoption is allowed, we will adopt SFAS No. 123R as of the required effective date for calendar year companies, which is January 1, 2006.
      We currently utilize a standard option pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to employees. The Company has determined that it will continue to use the Black-Scholes model for option valuation upon the adoption of SFAS No. 123R.
      SFAS No. 123R includes several modifications to the way that income taxes are recorded in the financial statements. The expense for certain types of option grants is only deductible for tax purposes at the time that the taxable event takes place, which could cause variability in the Company’s effective tax rates recorded throughout the year. SFAS No. 123R does not allow companies to “predict” when these taxable events will take place. Furthermore, it requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized in prior periods for tax deductions, as shown in the Company’s Consolidated Statement of Cash Flows, were $6.9 million, $2.9 million, and $1.2 million, respectively, for 2005, 2004, and 2003.
      We will adopt SFAS No. 123R using the “modified prospective” method, whereby compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Based on stock options granted to employees through December 31, 2005, we expect that the adoption of SFAS No. 123R on January 1, 2006 will reduce net earnings for 2006 by approximately $1.2 million ($0.02 per diluted share).

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
      In the third quarter of 2005, the Company restructured its Industrial Products Group to include the Company’s structural wind towers operation as a result of the increase in structural wind towers revenue. The increase in revenue is due, in part, to recent signing of the Energy Policy Act of 2005, which provides production tax credits on wind generated energy. As a result, the structural wind towers operations, previously included in the “All Other” segment, is now included in the Energy Equipment Group (previously, the Industrial Products Group). Segment information for prior periods has been reclassified to conform to the current presentation.
      Sales and related profits from the Rail Group to the Railcar Leasing and Management Services Group are recorded in the Rail Group and eliminated in consolidation. Sales of railcars from the lease fleet are included in the Railcar Leasing and Management Services Group. Sales between groups are recorded at prices comparable to those charged to external customers.
      The financial information for these segments is shown in the tables below. The Company operates principally in the continental United States, Mexico, and Romania, with limited operations in the United Kingdom, Czech Republic, Slovakia, and Brazil.
Year Ended December 31, 2005

	Revenues			Operating
				Profit		Depreciation &	Capital
	Outside	Intersegment	Total	(Loss)	Assets	Amortization	Expenditures

	(in millions)
Rail Group	$1,555.5	$398.0	$1,953.5	$93.7	$1,003.9	$34.3	$43.9
Construction Products Group	670.3	5.0	675.3	63.7	275.4	23.7	31.8
Inland Barge Group	240.7	—	240.7	15.7	76.8	3.0	2.4
Energy Equipment Group	226.5	10.1	236.6	31.2	143.4	5.1	5.3
Railcar Leasing and Management Services Group	203.7	—	203.7	55.8	972.7	30.2	345.8
All Other	5.3	38.1	43.4	(4.3)	24.5	1.8	1.8
Corporate	—	—	—	(35.0)	89.8	7.3	4.7
Eliminations	—	(451.2)	(451.2)	(50.4)	—	—	—

Consolidated Total	$2,902.0	$—	$2,902.0	$170.4	$2,586.5	$105.4	$435.7

Year Ended December 31, 2004

	Revenues			Operating
				Profit		Depreciation &	Capital
	Outside	Intersegment	Total	(Loss)	Assets	Amortization	Expenditures

	(in millions)
Rail Group	$1,080.7	$175.2	$1,255.9	$(18.5)	$954.9	$17.5	$5.2
Construction Products Group	576.4	1.7	578.1	40.4	260.3	24.5	18.7
Inland Barge Group	210.4	—	210.4	(14.8)	65.4	3.0	3.7
Energy Equipment Group	146.3	7.7	154.0	14.5	128.5	5.8	2.2
Railcar Leasing and Management Services Group	181.0	—	181.0	42.0	600.4	27.7	164.0
All Other	3.3	29.6	32.9	(2.7)	25.4	2.3	1.2
Corporate	—	—	—	(32.6)	175.3	6.4	3.2
Eliminations	—	(214.2)	(214.2)	(14.2)	—	—	—

Consolidated Total	$2,198.1	$—	$2,198.1	$14.1	$2,210.2	$87.2	$198.2

Year Ended December 31, 2003

	Revenues			Operating
				Profit		Depreciation &	Capital
	Outside	Intersegment	Total	(Loss)	Assets	Amortization	Expenditures

	(in millions)
Rail Group	$494.5	$240.1	$734.6	$(6.2)	$835.3	$18.2	$3.5
Construction Products Group	488.8	1.1	489.9	37.5	227.3	23.0	12.4
Inland Barge Group	170.6	—	170.6	(4.7)	66.2	2.8	1.5
Energy Equipment Group	121.2	4.7	125.9	9.3	91.5	4.7	1.5
Railcar Leasing and Management Services Group	153.8	—	153.8	41.0	695.6	27.0	264.7
All Other	3.9	25.9	29.8	(9.3)	25.8	3.1	0.3
Corporate	—	—	—	(34.5)	66.2	6.8	1.0
Eliminations	—	(271.8)	(271.8)	(19.7)	—	—	—

Consolidated Total	$1,432.8	$—	$1,432.8	$13.4	$2,007.9	$85.6	$284.9

      Corporate assets are composed of cash and cash equivalents, notes receivable, certain property, plant, and equipment, and other assets. Capital expenditures do not include business acquisitions.
      Revenues and operating profit for our foreign operations for the years ended December 31, 2005, 2004, and 2003 are presented below:

	Revenues			Operating Profit (Loss)

	Year Ended			Year Ended
	December 31,			December 31,

	2005	2004	2003	2005	2004	2003

			(in millions)
Latin America	$61.0	$46.3	$45.2	$14.4	$6.3	$6.1
Europe	137.2	189.2	139.6	(41.3)	1.9	(4.0)

Total Foreign	$198.2	$235.5	$184.8	$(26.9)	$8.2	$2.1

      Total assets and long-lived assets for our foreign operations as of December 31, 2005 and 2004 are presented below:

	Total Assets		Long-Lived Assets

	December 31,

	2005	2004	2005	2004

	(in millions)
Latin America	$168.8	$137.3	$88.3	$70.5
Europe	111.5	155.3	37.3	62.3

Total Foreign	$280.3	$292.6	$125.6	$132.8

      Due to the performance of its European operations, sales order activity, and the status of the European backlog in the second quarter of 2005, the Company performed an impairment analysis of the long-lived assets of these operations. Based on this review, the Company recorded a charge of $2.3 million to write off all of the goodwill related to these operations as of June 30, 2005. In the fourth quarter of 2005, the Company updated this analysis based on revised cash flow forecasts. Such forecasts indicated the carrying value of property, plant, and equipment related to the European operations were impaired. As a result, the Company recorded a charge of $14.2 million to write down these assets to their estimated fair value based on the Company’s estimate of discounted future cash flows. The estimates of future cash flows are based on assumptions that the Company believes are reasonable. However, actual operations will differ from these estimates. Accordingly, the company will continue to evaluate its European operations, as necessary, to determine if there has been any additional impairment of the carrying value of the property, plant, and equipment. As of December 31, 2005, the Company has property, plant, and equipment with a net book value of approximately $37.3 million related to its European operations. The impairment charges related to the European operations are included in the operating profit of the Rail Group for 2005.

Note 3.	Derivative Instruments
      The Company uses derivatives instruments to mitigate the impact of increases in natural gas and diesel fuel prices and interest rates, as well as to convert a portion of its variable-rate debt to fixed-rate debt. For instruments designated as hedges, the Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments, or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in Accumulated Other Comprehensive Income (AOCI) as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedge transaction affects earnings.
      Trinity monitors its derivative positions and credit ratings of its counterparties and does not anticipate losses due to counterparties’ non-performance.

Interest rate hedges
      From time to time, the Company enters into various interest rate hedging transactions for the purpose of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances. The Company uses interest rate swaps as part of its interest rate risk management strategy.
      The Company uses interest rate swaps to fix the LIBOR component of outstanding debt. These swaps are accounted for as cash flow hedges under SFAS No. 133 and qualify for the short cut method of recognition; therefore, no portion of these swaps is treated as ineffective. As of December 31, 2005 and 2004, Trinity had $115 million and $150 mil-

lion of interest rate swaps outstanding, respectively, to fix the LIBOR component of outstanding debt.
      In addition, in anticipation of a future debt issuance, the Company entered into interest rate swap transactions during the third and fourth quarters of 2005. These instruments, with a notional amount of $170 million, hedge the interest rate on a future debt issuance associated with an anticipated secured borrowing facility in 2006 and will expire in the first quarter of 2006. The weighted average fixed interest rate under these instruments is 4.876%. These interest rate swaps are being accounted for as cash flow hedges with changes in the fair value of the instruments recorded in AOCI.

Natural gas and diesel fuel
      The Company maintains a program to mitigate the impact of fluctuations in the price of its natural gas and diesel fuel purchases. The intent of the program is to protect the Company’s operating margins and overall profitability from adverse price changes by entering into hedge instruments. The amounts recorded in the Consolidated Statements of Operations and Balance Sheets for the years ended December 31, 2005, 2004, and 2003 for natural gas and diesel fuel hedge transactions were not significant.

Note 4.	Acquisitions and Divestitures
      The Company made an acquisition in the Company’s Construction Products Group during the year ended December 31, 2004 accounted for by the purchase method. The aggregate purchase price for this acquisition was $15.7 million. Other intangible assets of approximately $0.8 million and goodwill of approximately $5.0 million were recorded as a result of this acquisition. The acquired operations have been included in the consolidated financial statements from the effective date of the acquisition. Pro forma results would not have been materially different from actual results for any year presented.
      The Company also made certain acquisitions during the year ended December 31, 2003 accounted for by the purchase method. The aggregate purchase price for these acquisitions was $7.6 million. These acquisitions were primarily in the Company’s Construction Products Group. Other intangible assets of $3.9 million were recorded as a result of these acquisitions. The acquired operations have been included in the consolidated financial statements from the effective dates of the acquisitions. Pro forma results would not have been materially different from actual results for any year presented.
      On October 26, 2001, Trinity completed a merger transaction with privately owned Thrall Car Manufacturing Company (“Thrall”). Per the merger agreement, Trinity has agreed under certain circumstances to make additional payments to the former owners of Thrall, not to exceed $45 million through 2006, based on a formula related to annual railcar industry production levels. At December 31, 2005, the Company recorded goodwill and a related payable of $15.3 million for the additional payment related to 2005 earn-out. Recent industry estimates of railcar shipments indicate the Company could owe additional amounts in 2006. If any amounts are paid goodwill will be increased. At December 31, 2005, the Company had a receivable from a former owner of Thrall for $4.0 million related to representations and warranties under the merger agreement. A former officer and indirect shareholder of Thrall is a beneficial holder of Company shares and a director of the Company.

Note 5.	Property, Plant, and Equipment

	December 31,	December 31,
	2005	2004

	(in millions)
Corporate/ Manufacturing:
Land	$43.2	$52.8
Buildings and improvements	326.3	352.1
Machinery and other	427.7	469.6
Construction in progress	64.0	10.7

	861.2	885.2
Less accumulated depreciation	(592.5)	(589.6)

	268.7	295.6
Leasing:
Machinery	33.4	33.3
Equipment on lease	964.9	602.4

	998.3	635.7
Less accumulated depreciation	(145.9)	(120.4)

	852.4	515.3

	$1,121.1	$810.9

      The Company leases certain equipment and facilities under operating leases. Future minimum rent expense on these leases in each years are (in millions): 2006 — $9.2; 2007 — $7.6; 2008 — $6.9; 2009 — $6.0; 2010 — $4.1 and $1.9 thereafter. See Note 9 for information related to the lease agree-

ments, future operating lease obligations and future minimum rent expense associated with the Company’s wholly owned, qualified subsidiaries.
      The Company capitalized $0.7 million of interest expense as part of the cost of construction of facilities and equipment during 2005 (none in 2004 and 2003).
      The Company estimates the fair market value of properties no longer in use or held for sale based on the location and condition of the properties, the fair market value of similar properties in the area, and the Company’s experience of selling similar properties in the past. As of December 31, 2005, the Company had non-operating plants with a net book value of $11.3 million. The Company’s estimated fair value of these assets exceeds their book value.
      See Note 2 regarding impairment of property, plant and equipment to held and used.

Note 6.	Goodwill
      As of December 31, 2005 and 2004, the Company’s impairment test of goodwill was completed at the reporting unit level and impairment was not indicated. See Note 2 regarding impairment of goodwill related to the Company’s European operations in the second quarter of 2005. At December 31, 2005, the Company recorded additional goodwill of $15.3 million for the Rail Group related to the Thrall acquisition (see Note 4). Goodwill by segment is as follows:

	December 31,	December 31,
	2005	2004

	(in millions)
Rail	$417.8	$404.8
Construction Products	9.5	9.5
Energy Equipment	4.3	4.3
Railcar Leasing and Management Services	1.8	1.8

	$433.4	$420.4

Note 7.	Warranties
      The Company provides for the estimated cost of product warranties at the time revenue is recognized related to products covered the warranties assumed and assesses the adequacy of the resulting reserves on a quarterly basis. The changes in the accruals for product warranty liability for the years ended December 31, 2005 and 2004 are as follows:

	December 31,	December 31,
	2005	2004

	(in millions)
Beginning balance	$19.3	$23.0
Warranty costs incurred	(10.4)	(12.3)
Product warranty accrual	24.0	8.3
Currency translation	(0.4)	0.3
Recoverable warranty costs	4.3	—

Ending balance	$36.8	$19.3

      The increase in the product warranty accruals in 2005 was due primarily to an increase in product quantities covered by warranties as well as specific issues identified during the course of the year. The recoverable warranty costs in 2005 are primarily due to calculated warranty exposures owed to the Company by former owners of an acquired entity (see Note 4).

Note 8.	Debt
      The following table summarizes the components of debt as of December 31, 2005 and 2004.

	December 31,	December 31,
	2005	2004

	(in millions)
Corporate/ Manufacturing — Recourse:
Revolving commitment	$—	$—
Senior notes	300.0	300.0
Other	2.6	5.3

	302.6	305.3

Leasing — Recourse
7.755 percent equipment trust certificates to institutional investors generally payable in semi-annual installments of varying amounts through 2009	130.1	170.0

	130.1	170.0

	432.7	475.3

Leasing — Non-recourse
Warehouse facility	256.3	42.7

	256.3	42.7

Total debt	$689.0	$518.0

      In March 2004, the Company issued $300 million aggregate principal amount 6 1/2% senior notes (Senior Notes) due 2014, through a private offering. Interest on the Senior Notes is payable semiannually commencing September 15, 2004. The Senior Notes rank equally with all of the Company’s existing and future senior debt but are subordinated to all the Company’s existing and future secured debt to the extent of the value of the assets securing such debt. The Company may redeem some or all of the Senior Notes at any time on or after March 15, 2009 at a redemption price of 103.25% in 2009, 102.167% in 2010, 101.083% in 2011 and 100.0% in 2012 and thereafter plus accrued interest. The Company may also redeem up to 35% of the aggregate principal amount of the Senior Notes using the proceeds from certain public equity offerings completed on or before March 15, 2007 at a redemption price of 106.5% of the principal amount plus accrued and unpaid interest. The Senior Notes could restrict the Company’s ability to incur additional debt; make certain distributions, investments, and other restricted payments; create certain liens; merge; consolidate; or sell substantially all or a portion of its assets. The Company applied approximately $163 million of the net proceeds of the offering to repay all indebtedness under its existing bank credit facility. In September 2004, as required by the contract with the purchasers of the Senior Notes due 2014, the Company made an offer to exchange all of the privately placed Senior Notes for an equal principal amount of the Senior Notes due 2014, which are registered with the Securities and Exchange Commission and have substantially identical terms. All of the privately placed Senior Notes were exchanged for registered Senior Notes due 2014.
      In connection with the issuance of the Senior Notes, the Company extended its secured credit agreement to provide for a three-year, $250 million revolving credit facility. In April 2005, the $250 million revolving credit facility was extended and expanded to provide for a five-year, $350 million secured revolving credit facility. The Company’s accounts receivable and inventory secure the agreement. The agreement requires maintenance of ratios related to interest coverage for the leasing and manufacturing operations, leverage, and minimum net worth, and restricts the amount of dividend payments based upon the current credit rating of the Company not to exceed $25 million annually. At December 31, 2005, there were no borrowings under the revolving credit facility. After $112.1 million was considered for letters of credit, $237.9 million was available under the revolving credit facility. Subsequent to December 31, 2005, the credit agreement was amended to change the leverage ratio and release the Company’s accounts receivable and inventory as collateral.
      In 2005, Trinity Industries Leasing Company (“TILC”), through a wholly owned and consolidated business trust, extended its $300 million non-recourse warehouse facility through August 2007 and increased the facility by $75 million to $375 million. This facility, established to finance railcars owned by TILC, had $256.3 million outstanding as of December 31, 2005. The warehouse facility is due August 2007 and unless renewed would be payable in three equal installments in February 2008, August 2008, and February 2009. Railcars financed by the warehouse facility have historically been refinanced under long-term financing agreements. Specific railcars and the underlying leases secure the facility. Advances under the facility may not exceed 75% of the fair market value of the eligible railcars securing the facility as defined by the agreement. Advances under the facility bear interest at LIBOR plus a margin, for an all-in-rate of 5.14% at December 31, 2005. At December 31, 2005, $118.7 million was available under this facility.
      In February 2002, TILC sold $170 million of 2002-1 Pass Through Certificates with interest at 7.755%, commencing on August 15, 2002 and due semiannually thereafter. Equipment notes issued by TILC for the benefit of the holders of the Pass Through Certificates are collateralized by interest in certain railcars owned by TILC and the leases pursuant to which such railcars are leased to customers. The equipment notes, including the obligations to make payments of principal and interest thereon, are direct obligations of TILC and are fully and unconditionally guaranteed by Trinity Industries, Inc. as guarantor.

      Principal payments due during the next five years as of December 31, 2005 are as follows:

	2006	2007	2008	2009	2010	Thereafter

	(in millions)
Recourse
Corporate/ Manufacturing	$0.5	$0.5	$0.1	$—	$—	$300.0
Leasing (See Note 9)	10.3	43.4	14.3	62.1	—	—
Capital leases — Corporate	0.8	0.6	0.1	—	—	—
Non-recourse
Leasing (See Note 9)	9.2	6.2	160.6	80.3	—	—

Total principal payments	$20.8	$50.7	$175.1	$142.4	$—	$300.0

      Commitments under letters of credit, primarily related to insurance, are $118.9 million, expiring $109.0 million in 2006, $6.1 million in 2007, $1.0 million in 2010, and $2.8 million after 2010.

Note 9.	Railcar Leasing and Management Services Group
      The Railcar Leasing and Management Services Group (“Leasing Group”) provides fleet management, maintenance and leasing services. Selected combined financial information for the Leasing Group is as follows:

	December 31,	December 31,
	2005	2004

	(in millions)
Balance Sheet
Cash	$19.3	$7.2
Leasing equipment
Machinery	33.4	33.3
Equipment on lease	964.9	602.4

	998.3	635.7
Accumulated depreciation	(145.9)	(120.4)

	852.4	515.3
Restricted assets	73.9	65.5
Debt
Recourse	130.1	170.0
Non-recourse	256.3	42.7

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

	(in millions)
Income Statement
Revenues	$203.7	$181.0	$153.8
Operating profit	55.8	42.0	41.0
      Interest expense, which is not a component of operating profit, was $19.3 million, $18.4 million and $16.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.
      Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured by Trinity and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Leasing Group primarily enters into operating leases. Future minimum rental revenues on leases in each year are (in millions): 2006 — $147.1; 2007 — $133.8; 2008 — $115.7; 2009 — $99.5; 2010 — $83.2 and $327.8 thereafter. Leasing Group equipment with a net book value of $632.4 million is pledged as collateral for debt.
      The Leasing Group’s debt consists of both recourse and non-recourse debt. See Note 8 for maturities for the debt.
      During the years ended December 31, 2004 and 2003, the Leasing Group completed a series of financing transactions whereby railcars were sold to one or more separate independent owner trusts. Each trust financed the purchase of the railcars with a combination of debt and equity. In each transaction, the equity participant in the trust is considered to be the primary beneficiary of the trusts. The Leasing Group, through newly formed, wholly owned qualified subsidiaries, leased railcars from the trusts under operating leases with terms of 22 years, and subleased the railcars to independent third party customers under shorter term operating rental agreements. Under the terms of the operating lease agreements between the subsidiaries and trusts, the Leasing Group has the option to purchase at a predetermined fixed price, certain of the railcars from the trusts in 2016 and other railcars in 2019. The Leasing Group also has options to purchase the railcars at the end of the respective lease agreements in 2023, 2026 and 2027 at the then fair market value of the railcars as determined by a third party, independent appraisal. At the expiration of the operating lease agreements, we have no further obligations there-under.

      The Leasing Group’s subsidiaries had total assets as of December 31, 2005 of $186.3 million including cash of $58.7 million and Leasing Group railcars of $104.5 million. The cash and railcars are pledged to collateralize the lease obligations to the trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiaries’ lease obligations. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties to be available to Trinity. Future operating lease obligations of the Leasing Group’s subsidiaries under the lease agreements are as follows:

	Future	Future
	Operating	Minimum
	Lease	Rental Revenues
	Obligations	of Trusts’ Cars

	(in millions)
2006	$51.8	$68.3
2007	48.6	60.2
2008	48.8	52.3
2009	47.8	42.5
2010	40.9	32.8
Thereafter	610.3	143.7

	$848.2	$399.8

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
      During the year ended December 31, 2003, the Leasing Group sold $235.0 million of railcars to three separate owner trusts. These trusts financed the purchase of the railcars with $180.6 million in debt and $54.4 million in third party equity. The equity participants in the trusts are the primary beneficiaries of the trusts.
      During the year ended December 31, 2004, the Leasing Group sold $212.3 million of railcars to two independent trusts. These trusts financed the purchase of the railcars with $157.2 million in debt and $55.1 million in third party equity. The equity participants in the trusts are the primary beneficiaries of the trusts.

Note 10.	Other, Net
      Other, net (income) expense consists of the following items:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

	(in millions)
Gains on dispositions of property, plant, and equipment	$(7.4)	$(5.7)	$(10.0)
Foreign exchange transactions	0.2	0.9	1.5
(Gain) loss on equity investments	(3.2)	1.7	2.0
Lease of oil and gas mineral rights	(1.8)	—	—
Other	0.1	(0.4)	—

Other, net	$(12.1)	$(3.5)	$(6.5)

Note 11.	Income Taxes
      The components of the provision (benefit) for income taxes are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

	(in millions)
Current:
Federal	$27.3	$(7.7)	$(25.3)
State	6.7	3.5	3.6
Foreign	4.4	3.3	7.3

	38.4	(0.9)	(14.4)
Deferred	18.9	(4.9)	10.1

Provision (benefit)	$57.3	$(5.8)	$(4.3)

      Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2005 and 2004, deferred tax assets and liabilities have been presented differently from the prior years so that each item reflects the federal, state, and foreign tax effects. In the prior years, the foreign deferred tax assets and liabilities and state deferred tax assets and liabilities were reflected as distinct categories.

The components of deferred tax liabilities and assets are as follows:

	December 31,	December 31,
	2005	2004

	(in millions)
Deferred tax liabilities:
Depreciation, depletion, and amortization	$150.3	$145.5
Inventory	1.4	5.1
Other liabilities	3.1	9.5

Total deferred tax liabilities	154.8	160.1

Deferred tax assets:
Workers compensation, pensions, and other benefits	50.1	49.4
Warranties and reserves	23.2	26.7
Equity items	22.6	12.7
Tax loss carryforwards and credits	47.4	67.7
Accrued liabilities and other	1.4	1.5

Total deferred tax assets	144.7	158.0

Net deferred tax liabilities before valuation allowance	10.1	2.1
Valuation allowance	22.6	21.6

Net deferred tax liabilities	$32.7	$23.7

      At December 31, 2005, the Company had $2.2 million of Federal consolidated net operating loss carryforwards and tax effected $14.9 million of state loss carryforwards. The Federal tax loss carryforwards are related to pre-acquisition losses from acquired subsidiaries and are due to expire between 2011 and 2013. The Company has established a valuation allowance for state net operating losses which may not be realizable. These net operating losses expire between 2007 and 2025.
      At December 31, 2005, the Company also had foreign tax loss carryforwards of approximately $72.5 million which will expire between 2007 and 2013. The Company has established a valuation allowance for foreign operating loss carryforwards due to uncertainty regarding the realizability of these foreign losses.
      Realization of deferred tax assets is dependent on generating sufficient taxable income in future periods. The Company has established valuation allowances against tax losses and credits that it will most likely be unable to utilize. The Company believes that it more likely than not will be able to generate sufficient future taxable income to utilize the remaining deferred tax assets.
      At December 31, 2005, the Internal Revenue Service has audited tax years through December 31, 2002. Certain issues are being challenged by the Internal Revenue Service that could result in the reallocation of taxable income between two or more years. Additionally, the Company and /or one or more of its subsidiaries has open audits in various states. The Company is routinely under audit by federal, foreign, and state tax authorities in the areas of income, franchise, sales and use, and other types of taxes. These audits include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with federal, foreign, and state tax laws. In evaluating the exposure associated with various tax filing positions, the Company accrues charges for probable exposures as well as the interest related to those exposures.
      The provision (benefit) for income taxes results in effective tax rates different from the statutory rates. The following is reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

Statutory rate	35.0%	35.0%	35.0%
State taxes	2.8	(5.9)	(4.5)
Change in valuation allowance	0.7	2.6	(3.8)
Foreign tax rate differential	2.0	3.5	4.8
Prior year tax credits	(0.1)	0.1	(6.9)
Changes in tax laws and rates	—	17.0	—
Profit sharing expense	—	(2.8)	(1.5)
Inflation and exchange (losses) gains	0.0	(6.0)	12.8
Other, net	(0.5)	(5.1)	(5.7)

Total taxes	39.9%	38.4%	30.2%

      Income (loss) before income taxes for the year ended December 31, 2005, 2004 and 2003 was $163.1 million, ($32.3) million, and ($23.7) million, respectively, for U.S. operations, and $(19.5) million, $17.2 million, and $9.4 million, respectively, for foreign operations. The Company has not provided U.S. deferred income taxes on the un-repatriated earnings of its foreign operations, except for Mexican subsidiaries. The earnings of the Mexican subsidiaries have been fully repatriated as of December 31, 2005. The earnings of other significant subsidiaries are not provided for at the

U.S. tax rate based on the determination that such earnings will be indefinitely reinvested. Undistributed earnings of the Company’s foreign subsidiaries were $5.5 million as of December 31, 2005. The Company has $12.3 million of foreign tax credit carryforwards which will expire between 2009 and 2015.
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
      In September 2004, Romania ceased being considered a hyper-inflationary economy. Accordingly, deferred tax assets and liabilities were re-measured based upon the Romanian Leu as the functional currency instead of the U.S. Dollar. The impact of this re-measurement was recorded directly as a component of stockholders’ equity.

Note 12.	Employee Retirement Plans
      The Company sponsors defined benefit plans and defined contribution profit sharing plans which provide income and death benefits for eligible employees. The annual measurement date of the benefit obligations, fair value of plan assets and funded status is December 31. Effective January 1, 2005, the Company enhanced the existing profit sharing 401(k) plan to which the Company will contribute a guaranteed annual retirement contribution of up to 3.0 percent of the participating employees’ 401(k) eligible compensation. During 2004, the Company provided a one-time election for current employees to remain in the defined benefit plan or to begin receiving the new annual retirement contribution in the enhanced profit sharing 401(k) plan. All employees, hired after December 31, 2004, who would have been eligible to participate in the defined benefit plan, participate in the enhanced profit sharing 401(k) plan.

Actuarial Assumptions

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

Assumptions used to determine benefit obligations at the annual measurement date were:
Obligation discount rate	5.75%	6.00%	6.25%
Compensation increase rate	4.00%	4.00%	4.00%
Assumptions used to determine net periodic benefit costs were:
Obligation discount rate	6.00%	6.25%	6.75%
Long-term rate of return on plan assets	8.75%	8.75%	8.75%
Compensation increase rate	4.00%	4.00%	4.00%
      The expected long-term rate of return on plan assets is an assumption reflecting the anticipated weighted average rate of earnings on the portfolio over the long-term. To arrive at this rate, the Company developed estimates based upon the anticipated performance of the assets in its portfolio.

Components of Net Periodic Pension Cost

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

	(in millions)
Expense Components
Service cost	$10.2	$9.8	$8.6
Interest	16.8	14.9	14.6
Expected return on assets	(17.2)	(15.5)	(12.9)
Amortization and deferral	2.9	1.2	1.3
Profit sharing	5.6	3.5	2.8
Other	0.4	—	0.6

Net expense	$18.7	$13.9	$15.0

Obligations and Funded Status

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

	(in millions)
Projected Benefit Obligations
Beginning of year	$252.3	$238.4
Service cost	10.2	9.8
Interest	16.8	14.9
Benefits paid	(10.1)	(7.9)
Actuarial (gain) loss	34.2	(2.9)

End of year	$303.4	$252.3

Plans’ Assets
Beginning of year	$196.6	$173.5
Actual return on assets	10.2	12.9
Employer contributions	7.6	18.1
Benefits paid	(10.1)	(7.9)

End of year	$204.3	$196.6

Consolidated Balance Sheet Components
Funded status	$(99.1)	$(55.7)
Unamortized transition asset	(0.4)	(0.5)
Unrecognized prior service cost	1.8	2.1
Unrecognized loss	87.7	49.6

Net obligation	$(10.0)	$(4.5)

Accrued	$(60.3)	$(36.5)
Intangible asset	1.7	1.8
Accumulated other comprehensive income (loss), net of tax	31.6	19.6
Deferred tax asset	17.0	10.6

Net accrued	$(10.0)	$(4.5)

      The accumulated benefit obligation for all defined benefit pension plans was $264.2 million in 2005 and $232.9 million in 2004.
      Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

	(in millions)
Projected benefit obligation	$303.4	$252.3
Accumulated benefit obligation	264.2	232.9
Fair value of plan assets	204.3	196.6

Plan Assets
      The pension plan weighted-average asset allocation at year-end 2005 and 2004 and the range of target asset allocations are as follows:

		Percentage
		of Plan
		Assets at
	Range of	Year-End
	Target
	Allocation	2005	2004

Asset category:
Equity securities	55-65%	64%	62%
Fixed income	35-45%	36%	38%

Total		100%	100%

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
      The principal pension investment strategies include asset allocation and active asset management. The range of target asset allocations have been determined after giving consideration to the expected returns of each asset category, the expected performance of each asset category, the volatility of the asset returns over time and the complementary nature of the asset mix within the portfolio. Each asset category is managed by external money managers with the objective of generating returns that exceed market-based benchmarks.

Cash Flows
      The Company expects to contribute approximately $21.4 million to its defined benefit plans during 2006.
      Benefit payments expected to be paid during the next ten years are as follows:

Amounts

(in millions)
2006	$9.3
2007	9.8
2008	10.7
2009	11.6
2010	12.8
2011-2015	85.6

Note 13.	Stock Option Plan
      The Company’s 2004 Stock Option and Incentive Plan authorized 2,500,000 shares of common stock plus (i) shares covered by forfeited, expired, and canceled options granted under prior plans; (ii) shares tendered as full or partial payment for the purchase price of an award or to satisfy tax withholding obligations; and (iii) shares covered by an award settled in cash. At December 31, 2005, a total of 1,799,788 shares were available for issuance. The plan provides for the granting of nonqualified and incentive stock options having maximum ten-year terms to purchase common stock at its market value on the award date; stock appreciation rights based on common stock fair market values with settlement in common stock or cash; restricted stock; restricted stock units; and performance awards with settlement in common stock or cash on achievement of specific business objectives. Under previous plans, nonqualified and incentive stock options, restricted shares and restricted stock units were granted at their fair market values. Options become exercisable in various percentages over periods ranging up to five years.
      In connection with the Thrall merger, certain former employees of Thrall were granted a total of 160,000 options to purchase common stock at its market price on the date of the grant. These stock options, which were approved by the Board of Directors of the Company, were not granted under the Company’s Stock Option and Incentive Plan. At December 31, 2005, 2,000 of such options were outstanding and are included in the tables below.

Stock Options

	Year Ended

	December 31, 2005		December 31, 2004		December 31, 2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	3,808,537	$25.53	4,361,090	$25.08	4,567,900	$26.46
Granted	186,550	27.24	442,950	28.43	747,986	17.12
Exercised	(1,240,289)	22.02	(853,575)	22.93	(410,069)	22.45
Cancelled	(69,029)	33.84	(141,928)	36.44	(544,727)	27.71

Outstanding, end of year	2,685,769	$27.05	3,808,537	$25.53	4,361,090	$25.08

Exercisable	1,817,348	$28.98	2,611,474	$27.17	2,915,278	$28.02

	December 31, 2005

	Outstanding Options

		Weighted Average		Exercisable Options

		Remaining			Weighted
		Contractual	Exercise		Average
Exercise Price Range	Shares	Life (Years)	Price	Shares	Price

$17.00 — $21.71	914,423	6.35	$18.85	524,592	$20.22
$22.40 — $26.91	671,503	4.57	24.79	500,453	24.09
$27.81 — $36.70	671,443	6.11	29.23	363,903	29.84
$37.56 — $53.00	428,400	2.52	44.68	428,400	44.68

	2,685,769	5.23	$27.05	1,817,348	$28.98

Restricted Stock
      The fair value of restricted shares and restricted stock units at the date of grant is amortized to expense ratably over the restriction period.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

Shares awarded	446,640	406,400	356,885
Shares cancelled	(32,910)	(52,505)	—
Share restriction removed	(100,927)	(212,780)	(31,800)
Outstanding	1,305,823	993,020	851,905
Grant date fair value per share	$27.82	$28.74	$18.69

Note 14.	Series B Redeemable Convertible Preferred Stock
      In June 2003 the Company issued 600 shares of Series B Redeemable Convertible Preferred Stock. Each Share of Series B preferred stock has an initial liquidation value of $100,000 per share. Each share of Series B preferred stock may be converted at any time at the option of the holder into shares of the Company’s common stock, based on the initial conversion price of $22.46 per share, which is the equivalent to 4,452 shares of common stock for each $100,000 initial liquidation preference. Holders of the Series B preferred stock are entitled to receive dividends payable semi-annually, on July 1 and January 1 of each year, beginning January 1, 2004 at an annual rate of 4.5% of the liquidation preference. The Company may, at its option, pay dividends either in cash or in shares of our common stock at the then current market price. All dividends paid through February 2006 have been paid in cash. The Series B preferred stock has been classified outside the Stockholders’ Equity section because there is not absolute assurance that the number of authorized and un-issued common shares would be adequate to redeem the Series B preferred stock. At December 31, 2005, the number of shares authorized and un-issued would be adequate to redeem the Series B preferred stock as long as the market value of our common stock was at least $1.37 per share. In February 2006, the Company notified the holder of the Series B preferred stock that it was converting the 600 shares of Series B preferred stock into 2,671,415 shares of the Company’s common stock. The Series B preferred stock did convert in February 2006. As the Series B preferred stock was already treated as if converted in the calculation of diluted net income applicable to common shareholders, there is no impact on reported diluted net income applicable to common shareholders.

Note 15.	Stockholders’ Equity
      The Company has a Stockholder’s Rights Plan. On March 11, 1999, the Board of Directors of the Company declared a dividend distribution of one right for each outstanding share of the Company’s common stock, $1.00 par value, to stockholders of record at the close of business on April 27, 1999. Each right entitles the registered holder to purchase from the Company one one-hundredth (1/100) of a share of Series A Preferred Stock at a purchase price of $200.00 per one one-hundredth (1/100) of a share, subject to adjustment. The rights are not exercisable or detachable from the common stock until ten business days after a person or group acquires beneficial ownership of fifteen-percent or more of the Company’s common stock or if a person or group commences a tender or exchange offer upon consummation of which that person or group would beneficially own fifteen-percent or more of the common stock. The Company will generally be entitled to redeem the rights at $0.01 per right at any time until the first public announcement that a fifteen-percent position has been acquired. If any person or group becomes a beneficial owner of fifteen-percent or more of the Company’s common stock, each right not owned by that person or related parties enables its holder to purchase, at the right’s purchase price, shares of the Company’s common stock having a calculated value of twice the purchase price of the right.
      In connection with the Thrall merger, the Company adopted an amendment to the Rights Plan which generally permits the former stockholders of Thrall and its affiliates to beneficially own in excess of fifteen-percent of the Company’s common stock without triggering the Plan as described above provided such persons hold the stock in compliance with a stockholders’ agreement entered into in connection with the acquisition.

Note 16.	Net Income (Loss) Applicable to Common Shareholders
      Basic net income (loss) applicable to common shareholders per common share is computed by dividing net income (loss) less dividend requirements on the Series B preferred stock by the weighted average number of common shares outstanding for the period. Except when the effect would be anti-dilutive, the calculation of diluted net income applicable to common shareholders includes the impact of shares that could be issued under outstanding stock options as well as common shares that would be issued at the conversion of the Series B preferred stock. In addition, the Series B preferred stock dividends are added back to income assuming the Series B preferred stock is converted into common stock. The number of anti-dilutive options for the year ended December 31, 2005 was 0.6 million. The Series B preferred stock was anti-dilutive for the years ended December 31, 2004 and 2003, and therefore, not considered in the diluted net income (loss) per common share calculation.
      The computation of basic and diluted net income (loss) applicable to common shareholders follows:

	Year Ended December 31, 2005

		Avg. Shares	Earnings
	Income (Loss)	Outstanding	per share

	(in millions, except per share amounts)
Net income (loss)	$86.3
Less: dividends on Series B preferred stock	(3.2)

Net income (loss) applicable to common shareholders — basic	83.1	47.3	$1.76
Effect of dilutive securities:
Stock options	—	1.1
Series B preferred stock	3.2	2.7

Net income (loss) applicable to common shareholders — diluted	$86.3	51.1	$1.69

	Year Ended December 31, 2004

			Earnings
		Avg. Shares	per
	Income (loss)	Outstanding	Share

	(in millions, except per share amounts)
Net Income (loss)	$(9.3)
Less: dividends on Series B preferred stock	(3.1)

Net income (loss) applicable to common shareholders — basic	(12.4)	46.5	$(0.27)
Effect of dilutive securities:
Stock options	—	—
Series B preferred stock	—	—

Net Income (loss) applicable to common shareholders — diluted	$(12.4)	46.5	$(0.27)

	Year Ended December 31, 2003

			Earnings
		Avg. Shares	per
	Income (Loss)	Outstanding	Share

	(in millions, except per share amounts)
Year Ended December 31, 2003
Net Income (loss)	$(10.0)
Less: dividends on Series B preferred stock	(1.6)

Net income (loss) applicable to common shareholders — basic	(11.6)	45.6	$(0.25)
Effect of dilutive securities:
Stock options	—	—
Series B preferred stock	—	—

Net Income (loss) applicable to common shareholders — diluted	$(11.6)	45.6	$(0.25)

Note 17.	Commitments and Contingencies

Barge Litigation
      At January 1, 2005, the Company and its wholly owned subsidiary, Trinity Marine Products, Inc. (“TMP”), and certain material suppliers and others, were co-defendants in four separate lawsuits alleging the same or similar causes of action related to the coatings applied to barges manufactured by TMP. The following three cases have been settled or agreed to settle. In the first quarter of 2005, the Company agreed to settle the J. Russell Flowers, Inc. case. Trinity Marine Leasing, Inc. (the Company’s barge leasing subsidiary) agreed to acquire up to 54 hopper barges from Flowers and Flowers agreed to pay in full its outstanding receivable to TMP. Additionally, the LeBeouf Bros. Towing Co., Inc. case was settled with Trinity Marine Leasing, Inc. entering into a sale and lease-back agreement for a limited number of LeBeouf tank barges coupled with a sale by TMP to LeBeouf of a like number of new tank barges. In the second quarter of 2005, the Company settled with Marquette Transportation in the Marquette case (the “Marquette Settlement”). The Marquette Settlement involved 84 hopper barges sold at an average price of approximately $280,000. The Company’s settlement with Marquette involves both Marquette’s purchase of 100 new hopper barges and 20 cover sets from TMP, such barges and cover sets to be manufactured in 2005 and 2006, and the payment by TMP of a portion of Marquette’s expenses. The Company and Marquette have retained their cross-claims and other claims, respectively, against other defendants in the Marquette litigation. The fourth case, filed by Waxler Transportation, remains active. In the Waxler case, the plaintiff has petitioned the court for certification of a class which, if certified by the court, could significantly increase the total number of barges at issue in the case. Absent certification of the class, the current class representative owns four tank barges on which allegedly defective coatings were applied. These four barges were sold at an approximate average price of $1.4 million. Legal counsel for the Company and TMP has advised that factual disputes exist regarding the legal merits of class certification. Discovery is underway in Waxler but no date has been set for class certification or trial. Independent experts investigating the claims for the Company have opined that the plaintiffs’ assertion the coating applied to the barges is a food source for microbiologically influenced corrosion is without merit. The Company and TMP are defending the Waxler case vigorously.
      In a separate action, the Company and TMP filed for declaratory judgment to determine the Company’s and TMP’s obligation for coatings applied to 65 tank barges and TMP’s rights and remedies under an insurance policy applicable to the barges in which TMP was named as an additional insured. During mediation in April 2005 the action was partially settled between the Company, TMP, and one of the defendants who owned 42 of the barges. In connection with this partial settlement the Company and TMP received an assignment of rights from the settling defendant with respect to insurance proceeds. The action is pending as to the other defendants involving 23 of the barges.
      For the settlement agreements noted above and unrelated barge warranty matters, $3.3 million was expensed during the first quarter of 2005.

Other Litigation
      A subsidiary of the Company, Transit Mix Concrete and Materials Company, Inc. (“Transit Mix”), is named as a defendant in a case involving the death of an employee of an independent contractor who was working at a Transit Mix facility. Following a jury verdict in favor of the plaintiff, the presiding judge entered a final judgment that, together with fees, costs, and judgment interest, now totals $42.5 million. This case has been appealed by Transit Mix and its insurers. Management believes liability in this case, if any, exceeding $3.0 million, will be covered by insurance.
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
      The Company is involved in various proceedings relating to environmental matters. The Company has reserved $10.6 million to cover probable and estimable liabilities of the Company with respect to investigation, assessment, and remedial response to such matters, taking into account currently available information and the Company’s contractual rights to indemnification and other recourse to third parties. However, estimates of future remedial response costs are necessarily imprecise. Accordingly, there can be no assurance that the Company will not become involved in future environmental litigation or other proceedings or, if the Company were found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company.

Other Commitments
      Non-cancelable purchase obligations, primarily for steel purchases and railcar specialty components, are $425.4 million in 2006 and $0.3 million in 2007.

Note 18.	Financial Statements for Guarantors of the Senior Notes
      On March 10, 2004, $300 million of Senior Notes due 2014 were issued by Trinity Industries, Inc. (Parent) which includes the corporate operations and certain operations of the Construction Products Group and the Energy Equipment Group. The Senior Notes are fully and unconditionally and jointly and severally guaranteed by certain of Trinity’s wholly owned subsidiaries: Transit Mix Concrete & Material Company, Trinity Industries Leasing Company, Trinity Marine Products, Inc., Trinity Rail Group, LLC, Thrall Trinity Freight Car, Inc., Trinity Tank Car, Inc., and Trinity Rail Components and Repair, Inc. No other subsidiaries guarantee the Senior Notes. As of December 31, 2005 assets held by the non guarantor subsidiaries include $73.9 million of restricted assets that are not available for distribution to the Parent, $340.4 million of assets securing certain debt owed by the non-guarantor subsidiaries, and $280.3 million of assets located in foreign locations.
      The following financial information presents condensed consolidated balance sheets, statements of income and statements of cash flows for Trinity Industries, Inc., its guarantor subsidiaries and non guarantor subsidiaries. The information is presented on the basis of Trinity Industries, Inc. accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. Inter-company transactions of goods and services between the guarantor and non guarantor subsidiaries are presented as transfers. The following represents the supplemental consolidated condensed financial information of Trinity Industries, Inc., the issuer of the Senior Notes, and its guarantor and non guarantor subsidiaries, as of December 31, 2005, and 2004, and for the years ended December 31, 2005, 2004 and 2003.

Statement of Operations
For the Year Ended December 31, 2005

		Combined	Combined Non
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
Revenues	$465.7	$1,631.7	$969.0	$(164.4)	$2,902.0
Cost of revenues	460.7	1,404.9	834.8	(164.4)	2,536.0
Selling, engineering and administrative expenses	68.4	88.7	38.5	—	195.6

	529.1	1,493.6	873.3	(164.4)	2,731.6

Operating profit (loss)	(63.4)	138.1	95.7	—	170.4
Other (income) expense:
Interest income	0.7	(4.7)	0.7	—	(3.3)
Interest expense	33.8	17.0	(8.6)	—	42.2
Equity in earnings of subsidiaries	(149.5)	(16.3)	—	165.8	—
Other, net	(7.0)	(4.9)	(0.2)	—	(12.1)

	(122.0)	(8.9)	(8.1)	165.8	26.8

Income (loss) before income taxes	58.6	147.0	103.8	(165.8)	143.6
Provision (benefit) for income taxes:
Current	(51.6)	50.1	39.9	—	38.4
Deferred	23.9	3.8	(8.8)	—	18.9

	(27.7)	53.9	31.1	—	57.3

Net income (loss)	$86.3	$93.1	$72.7	$(165.8)	$86.3

Statement of Operations
For the Year Ended December 31, 2004

		Combined	Combined Non
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
Revenues	$298.1	$1,243.5	$746.9	$(90.4)	$2,198.1
Cost of revenues	247.2	1,113.7	745.3	(90.4)	2,015.8
Selling, engineering and administrative expenses	50.1	73.3	44.8	—	168.2

	297.3	1,187.0	790.1	(90.4)	2,184.0

Operating profit (loss)	0.8	56.5	(43.2)	—	14.1
Other (income) expense:
Interest income	2.3	(4.3)	(8.1)	—	(10.1)
Interest expense	39.4	22.7	(19.3)	—	42.8
Equity in earnings of subsidiaries	(9.5)	(13.0)	—	22.5	—
Other, net	(2.2)	(1.2)	(0.1)	—	(3.5)

	30.0	4.2	(27.5)	22.5	29.2

Income (loss) before income taxes	(29.2)	52.3	(15.7)	(22.5)	(15.1)
Provision (benefit) for income taxes:
Current	(39.2)	51.9	(13.6)	—	(0.9)
Deferred	19.3	(31.0)	6.8	—	(4.9)

	(19.9)	20.9	(6.8)		(5.8)

Net income (loss)	$(9.3)	$31.4	$(8.9)	$(22.5)	$(9.3)

Statement of Operations
For the Year Ended December 31, 2003

		Combined	Combined Non
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
Revenues	$210.5	$691.9	$561.3	$(30.9)	$1,432.8
Cost of revenues	169.1	606.8	526.8	(30.9)	1,271.8
Selling, engineering and administrative expenses	48.8	57.8	41.0	—	147.6

	217.9	664.6	567.8	(30.9)	1,419.4

Operating profit (loss)	(7.4)	27.3	(6.5)	—	13.4
Other (income) expense:
Interest income	(0.8)	(0.9)	1.0	—	(0.7)
Interest expense	32.8	19.5	(17.4)	—	34.9
Equity in earnings of subsidiaries	(15.2)	—	—	15.2	—
Other, net	(3.8)	(1.7)	(1.0)	—	(6.5)

	13.0	16.9	(17.4)	15.2	27.7

Income (loss) before income taxes	(20.4)	10.4	10.9	(15.2)	(14.3)
Provision (benefit) for income taxes:
Current	11.6	(14.6)	(11.4)	—	(14.4)
Deferred	(22.0)	18.2	13.9	—	10.1

	(10.4)	3.6	2.5		(4.3)

Net income (loss)	$(10.0)	$6.8	$8.4	$(15.2)	$(10.0)

Balance Sheet
December 31, 2005

		Combined	Combined Non
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
Assets:
Cash	$110.8	$0.3	$39.8	$—	$150.9
Receivables, net	49.7	115.3	85.1	—	250.1
Inventory	58.4	238.8	147.0	—	444.2
Property, plant, and equipment, net	46.9	399.2	675.0	—	1,121.1
Investments in subsidiaries/inter-company receivable (payable), net	1,318.1	(215.4)	39.6	(1,142.3)	—
Goodwill and other assets	194.7	366.9	173.1	(114.5)	620.2

	$1,778.6	$905.1	$1,159.6	$(1,256.8)	$2,586.5

Liabilities:
Accounts payable and accrued liabilities	$258.8	$218.1	$159.6	$(6.6)	$629.9
Debt	301.5	131.2	256.3	—	689.0
Deferred income	31.9	2.8	10.5	—	45.2
Other liabilities	13.3	138.4	5.5	(107.9)	49.3
Redeemable convertible preferred stock	58.7	—	—	—	58.7
Total stockholders’ equity	1,114.4	414.6	727.7	(1,142.3)	1,114.4

	$1,778.6	$905.1	$1,159.6	$(1,256.8)	$2,586.5

Balance Sheet
December 31, 2004

		Combined	Combined Non
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
Assets:
Cash	$138.3	$0.4	$43.6	$—	$182.3
Receivables, net	57.1	98.1	59.0	—	214.2
Inventory	58.4	200.5	143.4	—	402.3
Property, plant, and equipment, net	51.4	374.8	384.7	—	810.9
Investments in subsidiaries/inter-company receivable (payable), net	1,181.8	(260.3)	60.3	(981.8)	—
Goodwill and other assets	173.6	354.5	175.4	(103.0)	600.5

	$1,660.6	$768.0	$866.4	$(1,084.8)	$2,210.2

Liabilities:
Accounts payable and accrued liabilities	$219.8	$154.4	$137.5	$—	$511.7
Debt	304.5	170.0	43.5	—	518.0
Deferred income	33.5	3.0	10.7	—	47.2
Other liabilities	31.7	119.1	14.4	(103.0)	62.2
Redeemable convertible preferred stock	58.2	—	—	—	58.2
Total stockholders’ equity	1,012.9	321.5	660.3	(981.8)	1,012.9

	$1,660.6	$768.0	$866.4	$(1,084.8)	$2,210.2

Statement of Cash Flows
For the Year Ended December 31, 2005

		Combined	Combined Non
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
Operating activities:
Net income (loss)	$86.3	$93.1	$72.7	$(165.8)	$86.3
Adjustments to reconcile net income (loss) to net cash provided (required) by operating activities:
Depreciation and amortization	18.3	29.9	40.7	—	88.9
Impairment of goodwill	—	—	2.3	—	2.3
Impairment of property, plant and equipment	—	—	14.2	—	14.2
Income tax benefit from employee stock options exercised	6.9	—	—	—	6.9
Provision (benefit) for deferred income taxes	23.9	3.8	(8.8)	—	18.9
Gain on sales of property, plant, equipment and other assets	(4.0)	(1.9)	(1.5)	—	(7.4)
Net transfers with subsidiaries	(141.6)	(44.9)	20.7	165.8	—
Other	(5.0)	(4.8)	(5.0)	—	(14.8)
Changes in assets and liabilities, net of effects from acquisitions:
Decrease (increase) in receivables	7.4	(17.2)	(26.1)	—	(35.9)
Decrease (increase) in inventories	—	(42.1)	(3.6)	—	(45.7)
Increase in other assets	(4.9)	(12.4)	—	—	(17.3)
Increase in accounts payable and accrued liabilities	15.1	63.7	22.1	—	100.9
(Decrease) increase in other liabilities	(39.1)	15.5	(3.3)	—	(26.9)

Net cash (required) provided by operating activities	(36.7)	82.7	124.4	—	170.4
Investing activities:
Proceeds from sales of property, plant, equipment, and other assets	4.1	330.7	4.3	(291.7)	47.4
Capital expenditures — lease subsidiary	—	(345.8)	(291.7)	291.7	(345.8)
Capital expenditures — other	(7.4)	(28.9)	(53.6)	—	(89.9)

Net cash (required) provided by investing activities	(3.3)	(44.0)	(341.0)	—	(388.3)
Financing activities:
Issuance of common stock	26.6	—	—	—	26.6
Payments to retire debt	(2.9)	(40.2)	(6.1)	—	(49.2)
Proceeds from issuance of debt	3.3	1.4	218.9	—	223.6
Dividends paid to common shareholders	(11.8)	—	—	—	(11.8)
Dividends paid to preferred shareholders	(2.7)	—	—	—	(2.7)

Net cash provided (required) by financing activities	12.5	(38.8)	212.8	—	186.5

Net decrease in cash and cash equivalents	(27.5)	(0.1)	(3.8)	—	(31.4)
Cash and equivalents at beginning of period	138.3	0.4	43.6	—	182.3

Cash and equivalents at end of period	$110.8	$0.3	$39.8	$—	$150.9

Statement of Cash Flows
For the Year Ended December 31, 2004

		Combined	Combined Non
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
Operating activities:
Net income (loss)	$(9.3)	$31.4	$(8.9)	$(22.5)	$(9.3)
Adjustments to reconcile net income (loss) to net cash provided (required) by operating activities:
Depreciation and amortization	15.3	34.4	37.5	—	87.2
Income tax benefit from employee stock options exercised	2.9	—	—	—	2.9
Provision (benefit) for deferred income taxes	19.3	(31.0)	6.8	—	(4.9)
Gain on sales of property, plant, equipment and other assets	(4.4)	(1.0)	(0.3)	—	(5.7)
Net transfers with subsidiaries	(124.8)	(5.7)	108.0	22.5	—
Other	14.1	(17.3)	(6.6)	—	(9.8)
Changes in assets and liabilities, net of effects from acquisitions:
Increase in receivables	(6.0)	(0.6)	(9.8)	—	(16.4)
Increase in inventories	(38.6)	(71.6)	(33.1)	—	(143.3)
Decrease (increase) in other assets	3.6	(0.1)	(34.9)	—	(31.4)
Increase (decrease) in accounts payable and accrued liabilities	37.7	(1.1)	2.7	—	39.3
Increase (decrease) in other liabilities	11.3	(2.5)	2.9	—	11.7

Net cash (required) provided by operating activities	(78.9)	(65.1)	64.3	—	(79.7)
Investing activities:
Proceeds from sale/leaseback	—	—	212.3	—	212.3
Proceeds from sales of property, plant, equipment, and other assets	9.8	256.2	23.8	(234.0)	55.8
Capital expenditures — lease subsidiary	—	(161.6)	(236.4)	234.0	(164.0)
Capital expenditures — other	(6.3)	(14.2)	(13.7)	—	(34.2)
Payment for purchase of acquisitions, net of cash acquired	—	(15.7)	—	—	(15.7)
Sale of investment in equity trust	—	—	8.5	—	8.5

Net cash provided (required) by investing activities	3.5	64.7	(5.5)	—	62.7
Financing activities:
Issuance of common stock	18.7	—	—	—	18.7
Payments to retire debt	(177.4)	(0.2)	(124.0)	—	(301.6)
Proceeds from issuance of debt	354.7	—	95.3	—	450.0
Dividends paid to common shareholders	(11.1)	—	—	—	(11.1)
Dividends paid to preferred shareholders	(2.7)	—	—	—	(2.7)

Net cash provided (required) by financing activities	182.2	(0.2)	(28.7)	—	153.3

Net increase (decrease) in cash and cash equivalents	106.8	(0.6)	30.1	—	136.3
Cash and equivalents at beginning of period	31.5	1.0	13.5	—	46.0

Cash and equivalents at end of period	$138.3	$0.4	$43.6	$—	$182.3

Statement of Cash Flows
For the Year Ended December 31, 2003

		Combined	Combined Non
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(in millions)
Operating activities:
Net income (loss)	$(10.0)	$6.8	$8.4	$(15.2)	$(10.0)
Adjustments to reconcile net income (loss) to net cash provided (required) by operating activities:
Depreciation and amortization	15.4	25.5	44.7	—	85.6
Income tax benefit from employee stock options exercised	1.2	—	—	—	1.2
Provision (benefit) for deferred income taxes	(22.0)	18.2	13.9	—	10.1
Gain on sales of property, plant, equipment, and other assets	(5.7)	(1.6)	(2.7)	—	(10.0)
Net transfers with subsidiaries	160.4	(206.3)	30.7	15.2	—
Other	(1.0)	(5.0)	(1.6)	—	(7.6)
Changes in assets and liabilities, net of effects from acquisitions:
Decrease (increase) in receivables	4.4	(43.8)	9.5	—	(29.9)
Decrease in tax receivables	50.0	—	—	—	50.0
Decrease (increase) in inventories	7.8	(39.9)	(12.6)	—	(44.7)
Increase in other assets	(0.1)	(1.1)	(3.7)	—	(4.9)
(Decrease) increase in accounts payable and accrued liabilities	(44.2)	90.6	27.1	—	73.5
(Decrease) increase in other liabilities	(115.5)	134.4	(26.3)	—	(7.4)

Net cash provided (used) by operating activities	40.7	(22.2)	87.4	—	105.9
Investing activities:
Proceeds from sale/leaseback	—	—	200.0	—	200.0
Proceeds from sales of property, plant, equipment and other assets	8.6	278.5	7.7	(243.2)	51.6
Capital expenditures — lease subsidiary	—	(237.6)	(270.3)	243.2	(264.7)
Capital expenditures — other	(2.6)	(10.5)	(7.1)	—	(20.2)
Payment for purchase of acquisitions, net of cash acquired	—	(7.6)	—	—	(7.6)

Net cash provided (required) by investing activities	6.0	22.8	(69.7)	—	(40.9)
Financing activities:
Issuance of common stock	9.0	—	—	—	9.0
Issuance of redeemable preferred stock	57.6	—	—	—	57.6
Payments to retire debt	(164.9)	(2.2)	(212.6)	—	(379.7)
Proceeds from issuance of debt	90.6	—	195.4	—	286.0
Dividends paid to common shareholders	(11.0)	—	—	—	(11.0)

Net cash required by financing activities	(18.7)	(2.2)	(17.2)	—	(38.1)

Net increase (decrease) in cash and cash equivalents	28.0	(1.6)	0.5	—	26.9
Cash and equivalents at beginning of period	3.5	2.6	13.0	—	19.1

Cash and equivalents at end of period	$31.5	$1.0	$13.5	$—	$46.0

Note 19.	Selected Quarterly Financial Data (Unaudited)

	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

	(in millions except per share data)
Year ended December 31, 2005:
Revenues	$646.9	$731.3	$742.5	$781.3
Operating profit	17.9	43.5	58.9	50.1
Net income	6.0	21.8	33.1	25.4
Dividends on Series B preferred stock	(0.8)	(0.8)	(0.8)	(0.8)
Net income applicable to common shareholder	5.2	21.0	32.3	24.6
Net income per common share:
Basic	$0.11	$0.45	$0.68	$0.51
Diluted	0.11	0.43	0.65	0.49

	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

	(in millions except per share data)
Year ended December 31, 2004:
Revenues	$454.9	$548.7	$567.2	$627.3
Operating profit (loss)	(6.5)	14.3	3.8	2.5
Net income (loss)	(10.8)	3.6	0.9	(3.0)
Dividends on Series B preferred stock	(0.8)	(0.7)	(0.8)	(0.8)
Net income (loss) applicable to common shareholder	(11.6)	2.9	0.1	(3.8)
Net income (loss) per common share:
Basic	(0.25)	$0.06	$0.00	$(0.08)
Diluted	(0.25)	0.06	0.00	(0.08)

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
      None

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures.
      The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.
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
      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.
      Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears on page 35 hereof.

Item 9B.	Other Information.
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.
      Information regarding the directors of the Company is incorporated by reference to the information set forth under the caption “Nominees” in the Company’s Proxy Statement for the 2006 Annual Meeting of Stockholders (the “2006 Proxy Statement”). Information relating to the executive officers of the Company is set forth in Part I of this report under the caption “Executive Officers of the Company.” Information relating to the Board of Directors’ determinations concerning whether at least one of the members of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 401(h) of Regulation S-K is incorporated by reference to the information set forth under the caption “Corporate Governance” in the Company’s 2006 Proxy Statement. Information regarding the Company’s Audit Committee is incorporated by reference to the information set forth under the caption “Corporate Governance” in the Company’s 2006 Proxy Statement. Information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference to the information set forth under the caption “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2006 Proxy Statement.
      The Company has disclosed its Code of Business Conduct and Ethics on its website at www.trin.net under the caption “Investor Relations/ Governance.”

Item 11.	Executive Compensation.
      Information regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the captions “Compensation for Directors” and “Executive Compensation” in the Company’s 2006 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company’s 2006 Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management.”
      The following table sets forth information about Trinity common stock that may be issued under all of Trinity’s existing equity compensation plans as of December 31, 2005.
Equity Compensation Plan Information

	(a)		(b)		(c)

					Number of Securities
	Number of Securities				Remaining Available for
	to be Issued		Weighted-Average		Future Issuance under
	Upon Exercise of		Exercise Price of		Equity Compensation
	Outstanding Options,		Outstanding Options,		Plans (Excluding Securities
	Warrants and Rights		Warrants and Rights		Reflected in Column (a))

Plan Category
Equity compensation plans approved by security holders
Stock Options	2,683,769
Restricted stock units	78,988

	2,762,757	(1)	$26.28	(1)	1,799,788
Equity compensation plans not approved by security holders	2,000	(2)(3)	$24.67		—

Total	2,764,757		$26.28		1,799,788

(1)	Includes 78,988 shares of common stock issuable upon the vesting and conversion of restricted stock units. The restricted stock units do not have an exercise price.

(2)	Includes 2,000 shares of common stock subject to options pursuant to stock option agreements entered into with seven former Thrall employees as an inducement to their accepting employment with the Company in connection with the Thrall merger in October of 2001. The terms of the stock option agreements are consistent with the basic terms of the Company’s Stock Option and Incentive Plan and provide for an exercise price based on the fair market value of the Company’s Common Stock on the date of the award, vesting equally over a three year period, and cancellation of the options upon early termination of employment, adjustments for changes in capitalization, and provide no right to continued employment.

(3)	Excludes information regarding the Trinity Deferred Plan for Director Fees. This plan permits the deferral of the payment of the annual retainer fee and board and committee meeting fees. At the election of the participant, the deferred fees may be converted into phantom stock units with a fair market value equal to the value of the fees deferred, and such phantom stock units are credited to the director’s account (along with the amount of any dividends or stock distributions). At the time a participant ceases to be a director, cash will be distributed to the participant. At December 31, 2005, 22,422 phantom stock units were credited to the accounts of participants. Also excludes information regarding the Trinity Industries Supplemental Profit Sharing Plan (“Supplemental Plan”) for certain of its highly compensated employees. Information about the Supplemental Plan is incorporated herein by reference from the Company’s 2006 Proxy Statement, under the caption “Executive Compensation — Retirement Plans.” At December 31, 2005, 37,914 stock units were credited to the accounts of participants under the Supplemental Plan.

Item 13.	Certain Relationships and Related Transactions.
      Information regarding certain relationships and related transactions with director nominees is incorporated by reference to the information set forth under the captions “Compensation Committee Interlocks and Insider Participation” in the Company’s 2006 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.
      Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the captions “Fees to Independent Auditors for Fiscal 2005 and 2004” in the Company’s 2006 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a) (1) Financial Statements.
      See Item 8.
      (2) Financial Statement Schedules.
      For the years ended December 31, 2005, 2004, and 2003
      II — Allowance for Doubtful Accounts
      (3) Exhibits.
      See Index to Exhibits for a listing of Exhibits which are filed herewith or incorporated herein by reference to the location indicated.

EXHIBIT 23
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
      We consent to the incorporation by reference in Post-Effective Amendment No. 3 to the Registration Statement (Form S-8, No. 2-64813), Post-Effective Amendment No. 1 to the Registration Statement (Form S-8, No. 33-10937), Registration Statement (Form S-8, No. 33-35514), Registration Statement (Form S-8, No. 33-73026), Registration Statement (Form S-8, No. 333-77735), Registration Statement (Form S-8, No. 333-91067), Registration Statement (Form S-3, No. 333-84618), Registration Statement (Form S-8, No. 333-85588), Registration Statement (Form S-8, No. 333-85590), Registration Statement (Form S-3, No. 333-96921), Registration Statement (Form S-8, No. 333-114854), and Registration Statement (Form S-8, No. 333-115376 of Trinity Industries, Inc. and Subsidiaries and in the related Prospectuses of our reports dated March 1, 2006 with respect to the consolidated financial statements and schedule of Trinity Industries, Inc. and Subsidiaries, Trinity Industries, Inc. management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of Trinity Industries, Inc. and Subsidiaries included in this Annual Report (Form 10-K) for the year ended December 31, 2005.

/s/ Ernst & Young LLP
Dallas, Texas
March 1, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
  Trinity Industries, Inc.
      We have audited the consolidated financial statements of Trinity Industries, Inc. as of December 31, 2005, and for each of the three years in the period ended December 31, 2005 and have issued our report thereon dated March 1, 2006. Our audits also included the financial statement schedule of Trinity Industries, Inc. and Subsidiaries listed in Item 14(a). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.
      In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Dallas, Texas
March 1, 2006

SCHEDULE II
Trinity Industries, Inc. and Subsidiaries
Allowance For Doubtful Accounts
Years Ended December 31, 2005, 2004, and 2003
(in millions)

		Additions
	Balance at	Charged to	Accounts	Balance
	Beginning	Costs and	Charged	at End of
	of Period	Expenses	Off	Period

Year Ended December 31, 2005	$6.4	$1.2	$1.8	$5.8

Year Ended December 31, 2004	$7.7	$1.0	$2.3	$6.4

Year Ended December 31, 2003	$8.3	$1.3	$1.9	$7.7

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
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Company and in the capacities and on the dates indicated:

Directors:

/s/ Rhys J. Best
Rhys J. Best

Director
March 2, 2006

/s/ David W. Biegler
David W. Biegler
Director
March 2, 2006

/s/ Craig J. Duchossois
Craig J. Duchossois
Director
March 2, 2006

/s/ Ronald J. Gafford
Ronald J. Gafford
Director
March 2, 2006

/s/ Barry J. Galt
Barry J. Galt
Director
March 2, 2006

/s/ Clifford J. Grum
Clifford J. Grum
Director
March 2, 2006

/s/ Ron W. Haddock
Ron W. Haddock
Director
March 2, 2006	Directors (Continued):
/s/ Jess T. Hay
Jess T. Hay
Director
March 2, 2006

Diana S. Natalicio
Director
March 2, 2006

Principal Executive Officer:

/s/ Timothy R. Wallace
Timothy R. Wallace
Chairman, President,
Chief Executive Officer, and Director
March 2, 2006

Principal Financial Officer:

/s/ William A. McWhirter II
William A. McWhirter II
Vice President and Chief Financial Officer
March 2, 2006

Principal Accounting Officer:

/s/ Charles Michel
Charles Michel
Vice President, Controller,
and Chief Accounting Officer
March 2, 2006

Trinity Industries, Inc.
Index to Exhibits
(Item 14(a))

NO.	DESCRIPTION

(1.1)	Purchase Agreement dated as of March 5, 2004 by and among Trinity Industries, Inc., certain subsidiary guarantors party thereto and J.P. Morgan Securities Inc., as Representative of the Initial Purchasers (incorporated by reference to Exhibit 1.1 of Registration Statement No. 333-117526 filed July 21, 2004).

(1.2)	Amendment No. 1 to purchase Agreement dated as of March 9, 2004 by and among Trinity Industries, Inc., certain subsidiary guarantors party thereto and J.P. Morgan Securities Inc., as Representative of the Initial Purchasers, amending the Purchase Agreement dated as of March 5, 2004 (incorporated by reference to Exhibit 12 of Registration Statement No. 333-117526 filed July 21, 2004).

(3.1)	Certificate of Incorporation of Trinity Industries, Inc., as amended (incorporated by reference to Form 10-K filed March 20, 2002).

(3.2)	By-Laws of Trinity Industries, Inc., as amended September 7, 2005 (incorporated by reference to Exhibit 3.2 to our quarterly report on Form 10-Q for period ended September 30, 2005).

(3.3)	Certificate of Incorporation of Transit Mix Concrete & Materials Company, as amended (incorporated by reference to Exhibit 3.3 of Registration Statement No. 333-117526 filed July 21, 2004).

(3.4)	By-Laws of Transit Mix Concrete & Materials Company (incorporated by reference to Exhibit 3.4 of Registration Statement No. 333-117526 filed July 21, 2004).

(3.5)	Certificate of Incorporation of Trinity Industries Leasing Company (incorporated by reference to Exhibit 3.5 of Registration Statement No. 333-117526 filed July 21, 2004).

(3.6)	By-Laws of Trinity Industries Leasing Company (incorporated by reference to Exhibit 3.6 of Registration Statement No. 333-117526 filed July 21, 2004).

(3.7)	Certificate of Incorporation of Trinity Marine Products, Inc., as amended (incorporated by reference to Exhibit of Registration Statement No. 333-117526 filed July 21, 2004).

(3.8)	By-Laws of Trinity Marine Products, Inc. (incorporated by reference to Exhibit 3.8 of Registration Statement No. 333-117526 filed July 21, 2004).

(3.9)	Certificate of Formation of Trinity Rail Group, LLC (incorporated by reference to Exhibit 3.9 of Registration Statement No. 333-117526 filed July 21, 2004).

(3.10)	Limited Liability Company Agreement of Trinity Rail Group, LLC (incorporated by reference to Exhibit 3.10 of Registration Statement No. 333-117526 filed July 21, 2004).

(3.11)	Certificate of Incorporation of Thrall Trinity Freight Car, Inc. (incorporated by reference to Exhibit 3.11 of Registration Statement No. 333-117526 filed July 21, 2004).

(3.12)	By-Laws of Thrall Trinity Freight Car, Inc. (incorporated by reference to Exhibit 3.12 of Registration Statement No. 333-117526 filed July 21, 2004).

(3.13)	Certificate of Incorporation of Trinity Tank Car, Inc. (incorporated by reference to Exhibit 3.13 of Registration Statement No. 333-117526 filed July 21, 2004).

(3.14)	By-Laws of Trinity Tank Car, Inc. (incorporated by reference to Exhibit 3.14 of Registration Statement No. 333-117526 filed July 21, 2004).

(3.15)	Certificate of Incorporation of Trinity Rail Components & Repair, Inc. (incorporated by reference to Exhibit 3.15 of Registration Statement No. 333-117526 filed July 21, 2004).

(3.16)	By-Laws of Trinity Rail Components & Repair, Inc. (incorporated by reference to Exhibit 3.16 of Registration Statement No. 333-117526 filed July 21, 2004).

NO.		DESCRIPTION

(4.1)		Specimen Common Stock Certificate of Trinity Industries, Inc. (incorporated by reference to Exhibit 4.1 of Registration Statement No. 333-117526 filed July 21, 2004).

(4.2)		Rights Agreement dated March 11, 1999 (incorporated by reference to our Form 8-A filed April 2, 1999).

(4	.2.1)	Amendment No. 1 to the Rights Agreement dated as of August 12, 2001, amending the Rights Agreement dated as of March 11, 1999 by and between Trinity Industries, Inc. and the Bank of New York, as Rights Agent (incorporated by reference to Exhibit 2 to our Form 8-A/A filed August 22, 2001).

(4	.2.2)	Amendment No. 2 to the Rights Agreement dated as of October 26, 2001, amending the Rights Agreement dated as of March 11, 1999 by and between Trinity Industries, Inc. and the Bank of New York, as Rights Agent, as amended by Amendment No. 1 to the Rights Agreement, dated August 13, 2001 (incorporated by reference to Exhibit 4 to our Form 8-A/A filed October 31, 2001).

(4	.2.3)	Amendment No. 3 to the Rights Agreement dated as of August 28, 2003, amending the Rights Agreement dated as of March 11, 1999 by and between Trinity Industries and the Bank of New York, as Rights Agent, as amended by Amendment No. 1 to the Rights Agreement, dated August 13, 2001 and Amendment No. 2 to the Rights Agreement dated October 26, 2001 (incorporated by reference to Exhibit 4 to our Form 8-A/A filed May 19, 2005).

(4	.2.4)	Amendment No. 4 to the Rights Agreement dated as of May 19, 2005, amending the Rights Agreement dated as of March 11, 1999 by and between Trinity Industries and the Bank of New York, as Rights Agent, as amended by Amendment No. 1 to the Rights Agreement, dated August 13, 2001, Amendment No. 2 to the Rights Agreement dated October 26, 2001 and Amendment No. 3 to the Rights Agreement dated as of August 28, 2003 (incorporated by reference to Exhibit 5 to our Form 8-A/A filed May 19, 2005).

(4.3)		Registration Rights Amendment dated as of October 26, 2001 by and between Trinity Industries, Inc. and Thrall Car Management, Inc. (filed as an exhibit to Exhibit 10.21 below).

(4.4)		Pass Through Trust Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to our Form 8-K filed February 19, 2002).

(4	.4.1)	[A] Trust Indenture and Security Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to our Form 8-K filed February 19, 2002).

(4	.4.2)	[B] Trust Indenture and Security Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.3 to our Form 8-K filed February 19, 2002).

(4	.4.3)	[C] Trust Indenture and Security Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to our Form 8-K filed February 19, 2002).

(4.5)		Registration Rights Agreement dated as of March 10, 2004 by and among Trinity Industries, Inc., certain subsidiary guarantors party thereto and J.P. Morgan Securities, Inc., as Representative of the Initial Purchasers (incorporated by reference to Exhibit 4.5 of Registration Statement No. 333-117526 filed July 21, 2004).

(4.6)		Indenture dated as of March 10, 2004 by and between Trinity Industries, Inc., certain subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.6 of Registration Statement No. 333-117526 filed July 21, 2004).

(4.7)		Form of 6 1/2% Senior Note due 2014 of Trinity industries, Inc. (incorporated by reference to Exhibit 4.7 of Registration Statement No. 333-117526 filed July 21, 2004).

NO.		DESCRIPTION

(10	.1.1)	Form of Amended and Restated Executive Severance Agreement, dated November 7, 2000, entered into between Trinity Industries, Inc. and Chief Executive Officer, each of the four most highly paid executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year and other executive officers. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).*

(10	.1.2)	Form of Amended and Restated Executive Severance Agreement dated November 7, 2000, entered into between Trinity Industries, Inc. and certain executive officers and certain other subsidiary and divisional officers of Trinity Industries, Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly Period ended December 31, 2000).*

(10.2)		Trinity Industries, Inc. Directors’ Retirement Plan, as amended September 10, 1998 (incorporated by reference to Exhibit 10.2 of Registration Statement No. 333-117526 filed July 21, 2004).*

(10	.2.1)	Amendment No. 2 to the Trinity Industries, Inc. Directors’ Retirement Plan (incorporated by reference to Exhibit 10.2.1 to our quarterly report on Form 10-Q for the quarterly period ended September 30, 2005).*

(10	.2.2)	Amendment No. 3 to the Trinity Industries, Inc. Directors’ Retirement Plan (filed herewith).*

(10.3)		1993 Stock Option and Incentive Plan (incorporated by reference to Registration Statement No. 33-73026 filed December 15, 1993).*

(10	.3.1)	Amendment No. 1 to the 1993 Stock Option and Incentive Plan (filed herewith).*

(10	.3.2)	Amendment No. 2 to the 1993 Stock Option and Incentive Plan (filed herewith).*

(10	.3.3)	Amendment No. 3 to the 1993 Stock Option and Incentive Plan (filed herewith).*

(10	.3.4)	Amendment No. 4 to the 1993 Stock Option and Incentive Plan (filed herewith).*

(10	.3.5)	Amendment No. 5 to the 1993 Stock Option and Incentive Plan (filed herewith).*

(10.4)		Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as restated effective January 1, 2005 (filed herewith).*

(10.5)		Supplemental Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as restated effective January 1, 2000 (incorporated by reference to Exhibit 99.2 to our Form S-8 filed November 16, 1999).*

(10	.5.1)	Correcting Amendment to Supplemental Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as restated effective January 1, 2000 (incorporated by reference to Exhibit 99.11 to our Form S-8 filed April 26, 2004).*

(10	.5.2)	Amendment No. 1 to Supplemental Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as restated effective January 1, 2000 (incorporated by reference to Exhibit 99.12 to our Form S-8 filed April 26, 2004).*

(10	.5.3)	Amendment No. 2 to Supplemental Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as restated effective January 1, 2000 (incorporated by reference to Exhibit 99.13 to our Form S-8 filed April 26, 2004).*

(10	.5.4)	Amendment No. 3 to Supplemental Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as restated effective January 1, 2000 (incorporated by reference to Exhibit 99.14 to our Form S-8 filed April 26, 2004).*

(10	.5.5)	Amendment No. 4 to Supplemental Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as restated effective January 1, 2000 (filed herewith).*

(10.6)		Trinity Industries, Inc. Supplemental Profit Sharing and Deferred Director Fee Trust dated March 31, 1999 (incorporated by reference to Exhibit 10.7 of Registration Statement No. 333-117526 filed July 21, 2004).*

NO.		DESCRIPTION

(10	.6.1)	Amendment No. 1 to the Trinity Industries, Inc. Supplemental Profit Sharing and Deferred Director Fee Trust dated December 27, 2000 (incorporated by reference to Exhibit 10.7.1 of Registration Statement No. 333-117526 filed July 21, 2004).*

(10.7)		Supplemental Retirement Plan dated April 1, 1995, as amended by Amendment No. 1 dated September 14, 1995 and Amendment No. 2 dated May 6, 1997 (incorporated by reference to Exhibit 10.8 of Registration Statement No. 333-117526 filed July 21, 2004).*

(10	.7.1)	Amendment No. 3 effective April 1, 1999 to the Supplemental Retirement Plan of Trinity Industries, Inc. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).*

(10	.7.2)	Amendment No. 4 effective January 1, 2004 to the Supplemental Retirement Plan of Trinity Industries, Inc. (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).*

(10.8)		Trinity Industries, Inc. Deferred Plan for Director Fees, as amended (incorporated by reference to Exhibit 10.9 of Registration Statement No. 333-117526 filed July 21, 2004).*

(10	.8.1)	Amendment to Trinity Industries, Inc. Deferred Plan for Director Fees dated December 7, 2005 (filed herewith).*

(10	.8.2)	Trinity Industries, Inc. 2005 Deferred Plan for Director Fees (filed herewith).*

(10.9)		Deferred Compensation Trust of Trinity Industries, Inc. and Certain Affiliates effective January 1, 2002 (incorporated by reference to Exhibit 10.10 of Registration Statement No. 333-117526 filed July 21, 2004).*

(10.10)		Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to Registration Statement No. 333-77735 filed May 4, 1999).*

(10	.10.1)	Amendment No. 1 to the Trinity Industries, Inc. 1998 Stock Option Plan and Incentive Plan (incorporated by reference to Exhibit 10.12.1 to our Form 10-K filed March 20, 2002).*

(10	.10.2)	Amendment No. 2 to the Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to 10.12.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).*

(10	.10.3)	Amendment No. 3 to the Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (filed herewith).*

(10	.10.4)	Amendment No. 4 to the Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (filed herewith).*

(10.11)		Trinity Industries, Inc. 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Form S-8 Registration Statement filed by Trinity Industries, Inc. on May 11, 2004).*

(10	.11.1)	Form of Notice of Grant of Stock Options and Non-Qualified Option Agreement with Non-Qualified Stock Option Terms and Conditions as of September 8, 2004 (incorporated by reference to our Form 10-K filed March 9, 2005).*

(10	.11.1.1)	Non-Qualified Stock Option Terms and Conditions as of December 6, 2005 (filed herewith).*

(10	.11.2)	Form of Notice of Grant of Stock Options and Incentive Stock Option Agreement with the Incentive Stock Option Terms and Conditions as of September 8, 2004 (incorporated by reference to our Form 10-K filed March 9, 2005).*

(10	.11.2.1)	Incentive Stock Option Terms and Conditions as of December 6, 2005 (filed herewith).*

(10	.11.3)	Form of Restricted Stock Grant Agreement (filed herewith).*

(10	.11.4)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (incorporated by reference to our Form 10-K filed March 9, 2005).*

(10	.11.5)	Form of Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to our Form 10-K filed March 9, 2005).*

NO.		DESCRIPTION

(10	.11.6)	Amendment No. 1 to the Trinity Industries, Inc. 2004 Stock Option and Incentive Plan (filed herewith).*

(10.12)		Supplemental Retirement and Director Retirement Trust of Trinity Industries, Inc. (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).*

(10.13)		Form of 2005 Deferred Compensation Plan and Agreement as amended and restated entered into between Trinity Industries, Inc. and certain officers of Trinity Industries, Inc. or its subsidiaries (filed herewith).*

(10.14)		Trinity Industries, Inc. Short-Term Management Incentive Plan (incorporated by reference to Exhibit A to our proxy statement dated June 19, 2000).*

(10.15)		Equipment Lease Agreement (TRL 1 2001-1A) dated as of May 17, 2001 between TRLI-1A Railcar Statutory Trust, lesser, and Trinity Rail Leasing I L.P., lessee (incorporated by reference to Exhibit 10.16 to our Form 10-K for the fiscal year ended March 31, 2001).

(10	.15.1)	Participation Agreement (TRL 1 2001-1A) dated as of May 17, 2001 among Trinity Rail Leasing I L.P., lessee, et. al. (incorporated by reference to Exhibit 10.16.1 to our Form 10-K filed March 20, 2002).

(10	.15.2)	Equipment Lease Agreement (TRL 1 2001-1B) dated as of July 12, 2001 between TRL 1 2001-1B Railcar Statutory Trust, lessor, and Trinity Rail Leasing I L.P., lessee (incorporated by reference to Exhibit 10.16.2 to our Form 10-K filed March 20, 2002).

(10	.15.3)	Participation Agreement (TRL 1 2001-1B) dated as of May 17, 2001 among Trinity Rail Leasing I L.P., lessee, et. al. (incorporated by reference to Exhibit 10.16.3 to our Form 10-K filed March 20, 2002).

(10	.15.4)	Equipment Lease Agreement (TRL 1 2001-1C) dated as if December 28, 2001 between TRL 1 2001-1C Railcar Statutory Trust, lessor, and Trinity Rail Leasing 1 L.P., lessee (incorporated by reference to Exhibit 10.16.4 to our Form 10-K filed March 20, 2002).

(10	.15.5)	Participation Agreement (TRL 1 2001-1C) dated as of December 28, 2001 among Trinity Rail Leasing 1 L.P., lessee, et. al. (incorporated by reference to Exhibit 10.16.5 to our Form 10-K filed March 20, 2002).

(10.16)		Equipment Lease Agreement (TRL III 2003-1A) dated as of November 12, 2003 between TRL III-1A Railcar Statutory Trust, lessor, and Trinity Rail Leasing III L.P., lessee (incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).

(10	.16.1)	Participation Agreement (TRL III 2003-1A) dated as of November 12, 2003 between TRL III-1A among Trinity Rail Leasing III L.P., lessee, et. al. (incorporated by reference to Exhibit 10.10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).

(10	.16.2)	Equipment Lease Agreement (TRL III 2003-1B) dated as of November 12, 2003 between TRL III-1B Railcar Statutory Trust, lessor, and Trinity Rail Leasing III L.P., lessee, (incorporated by reference to Exhibit 10.10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).

(10	.16.3)	Participation Agreement (TRL III 2003-1B) dated as of November 12, 2003 between TRL III-1B among Trinity Rail Leasing III L.P., lessee, et. al. (incorporated by reference to Exhibit 10.10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).

(10	.16.4)	Equipment Lease Agreement (TRL III 2003-1C) dated as of November 12, 2003 between TRL III-1C Railcar Statutory Trust, lessor, and Trinity Rail Leasing III L.P., lessee (incorporated by reference to Exhibit 10.10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).

NO.		DESCRIPTION

(10	.16.5)	Participation Agreement (TRL III 2003-1C) dated as of November 12, 2003 between TRL III-1C among Trinity Rail Leasing III L.P., lessee, et. al. (incorporated by reference to Exhibit 10.10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).

(10.17)		Equipment Lease Agreement (TRL IV 2004-1A) between TRL IV 2004-1A Statutory Trust, lessor, and Trinity Rail Leasing IV L.P., lessee (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

(10	.17.1)	Participation Agreement (TRL IV 2004-1A) among Trinity Rail Leasing IV, L.P., lessee, et. al (incorporated by reference to Exhibit 10.1.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

(10.18)		Amended and Restated Credit Agreement dated as of March 10, 2004 among Trinity Industries, Inc, as Borrower, JP Morgan Chase Bank, individually as a Lender and Issuing Bank and as Administrative Agent, and Dresdner Bank AG, New York and Grand Cayman Branches and The Royal Bank of Scotland plc., each individually as a Lender and collectively as Syndication Agents, and certain other Lenders party thereto from time to time (incorporated by reference to Exhibit 10.18 of Registration Statement No. 333-117526 filed July 21, 2004).

(10	.18.1)	Second Amended and Restated Credit Agreement dated as of April 20, 2005 among Trinity Industries, Inc, as Borrower, JP Morgan Chase Bank, N.A., individually and as Issuing Bank and Administrative Agent, The Royal Bank of Scotland plc, Wachovia Bank, N.A., and Bank of America, N.A., each individually and as Syndication Agents, Dresdner Bank AG, Individually and as Documentation Agent, and certain other Lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the period ended June 30, 2005).

(10.19)		Warehouse Loan Agreement dated as of June 27, 2002 among Trinity Industries Leasing Company, Trinity Rail Leasing Trust II, the Borrower, Credit Suisse First Boston, New York Branch, as Agent, and the Lenders party thereto from time to time (incorporated by reference to Exhibit 10.2 to our Form 10-Q filed August 12, 2002).

(10	.19.1)	Amendment No. 1 to the Warehouse Loan Agreement dated as of June 27, 2003, amending the Warehouse Loan Agreement dated June 27, 2002 (incorporated by reference to Exhibit 10.18.1 of our Form 10-Q filed November 6, 2003).

(10	.19.2)	Amendment No. 2 to the Warehouse Loan Agreement dated as of July 29, 2003, amending the Warehouse Loan Agreement dated June 27, 2002 (incorporated by reference to Exhibit 10.18.2 of our Form 10-Q filed November 6, 2003).

(10	.19.3)	Amendment No. 3 to the Warehouse Loan Agreement dated as of August 29, 2003, amending the Warehouse Loan Agreement dated June 27, 2002 (incorporated by reference to Exhibit 10.18.3 of our Form 10-Q filed November 6, 2003).

(10	.19.4)	Amendment No. 4 to the Warehouse Loan Agreement, amending the Warehouse Loan Agreement dated June 27, 2002 (incorporated by reference to Exhibit 10.17.4 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

(10	.19.5)	Amendment No. 5 to the Warehouse Loan Agreement, amending the Warehouse Loan Agreement dated June 27, 2002 (incorporated by reference to Exhibit 10.17.5 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

(10	.19.6)	Amendment No. 6 to the Warehouse Loan Agreement, amending the Warehouse Loan Agreement dated June 27, 2002 (incorporated by reference to Exhibit 10.17.6 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

(10	.19.7)	Amendment No. 7 to the Warehouse Loan Agreement, amending the Warehouse Loan Agreement dated June 27, 2002 (incorporated by reference to Exhibit 10.17.7 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).

NO.		DESCRIPTION

(10	.19.8)	Amendment No. 8 to the Warehouse Loan Agreement, amending the Warehouse Loan Agreement dated June 27, 2002 (incorporated by reference to Exhibit 10.19.8 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005).

(10	.19.9)	Amendment No. 9 to the Warehouse Loan Agreement, amending the Warehouse Loan Agreement dated June 27, 2002 (incorporated by reference to Exhibit 10.19.9 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005).

(10	.19.10)	Side Letter to the Warehouse Loan Agreement dated June 27, 2002 (incorporated by reference to Exhibit 10.19.10 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005).

(10.20)		Agreement and Plan of merger dated as of August 13, 2001 by and among Trinity Industries, Inc., TCMC Acquisition Corp., Thrall Car Manufacturing Company and Thrall Car Management Company, Inc. together with the form of Stockholder’s Agreement and Registration Rights Agreement attached thereto as exhibits (incorporated by reference to Exhibit 2.1 to our Form 8-K filed August 16, 2001).

(10.21)		Non-qualified Stock Option Agreement dated October 26, 2001 between Michael F. Flannery and the Company (incorporated by reference to Exhibit 10.20 to our Form 10-K for the fiscal year 2002).*

(10.22)		Executive Transition, Non-Compete and Release between the Company and Michael F. Flannery (incorporated by reference to our Form 10-K filed March 9, 2005).*

(10.23)		Retirement Transition Agreement between the Company and Jim S. Ivy (incorporated by reference to our Form 10-K filed March 9, 2005).*

(10.24)		Retirement Transition Agreement between the Company and John L. Adams (incorporated by reference to our Form 10-K filed March 9, 2005).*

(10.25)		Perquisite Plan beginning January 1, 2004 in which the Company’s Executive Officers participate (incorporated by reference to our Form 10-K filed March 9, 2005).*

(12)		Computation of Ratio of Earnings to Fixed Charges (filed herewith).

(21)		Listing of subsidiaries of Trinity Industries, Inc. (filed herewith).

(23)		Consent of Ernst & Young LLP (contained on page 70 of this document and filed herewith).

31.1		Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer

31.2		Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer

32.1		Certification pursuant to 18U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification pursuant to 18U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contracts and compensatory plan arrangements.