Form 10-Q
period 2006-03-31
TRINITY INDUSTRIES INC
filed 2006-05-04
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
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
Large accelerated filer ☑                     Accelerated filer ☐           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑.
     At April 28, 2006 there were 52,653,351 shares of the Registrant’s common stock outstanding.

TRINITY INDUSTRIES, INC.
FORM 10-Q

	Caption	Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURES		24

CERTIFICATIONS
Amendment No. 11 to the Warehouse Loan Agreement
Rule 13a-15(e) and 15d-15(e) Certification of CEO
Rule 13a-15(e) and 15d-15(e) Certification of CFO
Certification Pursuant to 18 U.S.C. Section 1350
Certification Pursuant to 18 U.S.C. Section 1350

Item 1. Financial Statements.
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended March 31,
	2006	2005
	(unaudited)
	(in millions, except per share amounts)
Revenues	$760.9	$646.9
Operating costs:
Cost of revenues	634.0	582.7
Selling, engineering, and administrative expenses	53.3	46.3

	687.3	629.0

Operating profit	73.6	17.9

Other (income) expense:
Interest income	(1.1)	(0.5)
Interest expense	12.5	10.4
Other, net	0.9	(1.6)

	12.3	8.3

Income before income taxes	61.3	9.6

Provision for income taxes	24.3	3.6

Net income	37.0	6.0

Dividends on Series B preferred stock	—	(0.8)

Net income applicable to common shareholders	$37.0	$5.2

Net income applicable to common shareholders per common share:
Basic	$0.74	$0.11

Diluted	$0.70	$0.11

Weighted average number of shares outstanding:
Basic	49.9	47.0
Diluted	52.5	47.8
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005
	(unaudited)	(as reported)
	(in millions)
Assets
Cash and cash equivalents	$93.6	$150.9

Receivables, net of allowance	275.2	250.1

Inventories:
Raw materials and supplies	301.5	265.7
Work in process	134.1	124.2
Finished goods	70.5	54.3

	506.1	444.2

Property, plant, and equipment, at cost	2,018.6	1,859.5
Less accumulated depreciation	(761.8)	(738.4)

	1,256.8	1,121.1

Goodwill	434.0	433.4

Other assets	197.9	186.8

	$2,763.6	$2,586.5

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$666.2	$629.9

Debt:
Recourse	422.8	432.7
Non-recourse	347.5	256.3

	770.3	689.0

Deferred income	44.7	45.2
Other liabilities	58.9	49.3

	1,540.1	1,413.4

Series B redeemable convertible preferred stock, no par value, $0.1 liquidation value	—	58.7

Stockholders’ equity:

Preferred stock — 1.5 shares authorized and unissued	—	—
Common stock —shares authorized — 100.0; shares issued and outstanding at March 31, 2006 — 53.6; at December 31, 2005 — 50.9	53.6	50.9

Capital in excess of par value	494.7	439.8

Retained earnings	730.0	696.9

Accumulated other comprehensive loss	(35.1)	(40.2)

Treasury stock — at March 31, 2006 — 1.0 shares; at December 31, 2005 — 1.5 shares	(19.7)	(33.0)

	1,223.5	1,114.4

	$2,763.6	$2,586.5

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements Cash Flows

	Three Months Ended
	March 31,
	2006	2005
	(unaudited)
	(in millions)
Operating activities:
Net income	$37.0	$6.0
Adjustments to reconcile net income to net cash provided (required) by operating activities:
Depreciation and amortization	21.4	19.7
Stock–based compensation expense	2.1	1.0
Excess tax benefits from stock-based compensation	(4.0)	—
Deferred income taxes	6.2	3.6
Gain on sale of property, plant, equipment, and other assets	(0.3)	(1.6)
Other	(2.0)	(6.5)
Changes in assets and liabilities:
Increase in receivables	(25.1)	(67.6)
Increase in inventories	(65.5)	(46.1)
(Increase) decrease in other assets	(11.5)	11.3
Increase in accounts payable and accrued liabilities	42.9	24.0
(Increase) decrease in other liabilities	6.0	(3.0)

Net cash provided (required) by operating activities	7.2	(59.2)

Investing activities:
Proceeds from sale of property, plant, equipment, and other assets	10.3	16.7
Capital expenditures — lease subsidiary	(130.1)	(67.8)
Capital expenditures — other	(27.8)	(6.4)
Payment for purchase of acquisitions, net of cash acquired	(2.3)	—

Net cash required by investing activities	(149.9)	(57.5)

Financing activities:
Issuance of common stock, net	5.2	0.1
Excess tax benefits from stock-based compensation	4.0	—
Payments to retire debt	(13.6)	(40.5)
Proceeds from issuance of debt	94.9	92.7
Dividends paid to common shareholders	(3.4)	(2.8)
Dividends paid to preferred shareholders	(1.7)	(1.4)

Net cash provided by financing activities	85.4	48.1

Net decrease in cash and cash equivalents	(57.3)	(68.6)
Cash and cash equivalents at beginning of period	150.9	182.3

Cash and cash equivalents at end of period	$93.6	$113.7

Interest paid for the three months ended March 31, 2006 and 2005, net of $0.3 million in capitalized interest for 2006, was $18.3 million and $17.3 million, respectively. Taxes paid, net of refunds received, were $18.3 million and $0.9 million for the three months ended March 31, 2006 and 2005, respectively.
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Three Months Ended March 31,
	2006	2005
	(unaudited)
	(in millions, except par value
	and dividends per share)
Common Stock (par value $1.00)
Balance, beginning of period	$50.9	$50.9
Conversion of Series B Preferred Stock	2.7	—

Balance, end of period	53.6	50.9

Capital in Excess of Par Value
Balance, beginning of period	439.8	432.6
Conversion of Series B Preferred Stock	56.1	—
Restricted shares issued	0.3	—
Stock options exercised	(7.7)	—
Income tax benefit from stock options exercised	5.7	—
Stock-based compensation expense	0.5	—

Balance, end of period	494.7	432.6

Retained Earnings
Balance, beginning of period	656.7	600.9

Net income	37.0	6.0
Other comprehensive income:
Currency translation adjustments, net of tax	3.0	2.2
Unrealized gain on derivative financial instruments, net of tax	2.1	—

Comprehensive net income	42.1	8.2

Dividends on common stock ($0.07 and $0.06 per common share in 2006 and 2005, respectively)	(3.4)	(2.8)
Dividends on Series B preferred stock	(0.5)	(0.8)

Balance, end of period	694.9	605.5

Treasury Stock
Balance, beginning of period	(33.0)	(71.5)
Restricted shares issued	0.5	0.5
Stock options exercised	12.9	0.1
Other	(0.1)	—

Balance, end of period	(19.7)	(70.9)

Total Stockholders’ Equity	$1,223.5	$1,018.1

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
     The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and subsidiaries (“Trinity” or the “Company”). In the opinion of management, all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of March 31, 2006 and the results of operations for the three month periods ended March 31, 2006 and 2005, and cash flows for the three month periods ended March 31, 2006 and 2005, have been made in conformity with generally accepted accounting principles. Because of seasonal and other factors, the results of operations for the three month period ended March 31, 2006 may not be indicative of expected results of operations for the year ending December 31, 2006. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2005.
Property, Plant, and Equipment
     Based on a study performed by the Company in the fourth quarter of 2005, the estimated useful lives of certain railcars in our lease fleet were extended to 35 years. The impact of this change on net income for three month period ended March 31, 2006 was approximately $1.2 million, or $0.01 per diluted share.
Stock Based Compensation
     On January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB No. 25). In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.
     The Company uses the Black-Scholes-Merton (“BSM”) option pricing model to determine the fair value of stock options granted to employees, consistent with that used for pro forma disclosures under SFAS No. 123. The Company has elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, and restricted stock units that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.
     As a result of the adoption of SFAS No. 123R, the Company recorded an incremental $0.5 million of stock-based compensation expense during the first quarter of 2006. The income tax benefit related to stock-based compensation expense was $5.7 million for the quarter ended March 31, 2006. In accordance with SFAS No. 123R, beginning in the first quarter of 2006 the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statement of cash flows. No stock-based compensation costs were capitalized as part of the cost of an asset as of March 31, 2006. As of March 31, 2006, $29.5 million of total unrecognized compensation cost related to stock options, restricted stock, and restricted stock units are expected to be recognized rateably over a weighted-average period of 4.2 years. See Note 10 for additional information on stock based compensation.
     Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

     The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three-month period ended March 31, 2005, (in millions, except per share amounts):

Three Months Ended
March 31, 2005
(in millions, except per
share amounts)
Pro forma:
Net income applicable to common shareholders, as reported	$5.2
Add: Stock compensation expense related to restricted stock, net of related income tax effect	0.5

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(1.1)

Pro forma net income	$4.6

Add: Effect of dilutive Series B preferred stock	—

Pro forma net income applicable to common shareholders	$4.6

Pro forma net income per common share:
Basic	$0.10

Diluted	$0.10

Net income per common share — as reported
Basic	$0.11

Diluted	$0.11

Note 2. Segment Information
     The Company reports operating results in the following business segments: (1) the Rail Group, which manufactures and sells railcars and component parts; (2) the Construction Products Group, which manufactures and sells highway products, concrete and aggregates, girders and beams used in the construction of highway and railway bridges, and weld fittings used in pressure piping systems; (3) the Inland Barge Group, which manufactures and sells barges and related products for inland waterway services; (4) the Energy Equipment Group, which manufactures and sells products for energy related businesses, including tank heads, pressure and non-pressure containers for the storage and transportation of liquefied gases and other liquid and dry products, and structural wind towers; and (5) the Railcar Leasing and Management Services Group, which provides fleet management, maintenance, and equipment under lease to customers. Finally, All Other includes the Company’s captive insurance and transportation companies, and other peripheral businesses.
     Sales and related profits from the Rail Group to Railcar Leasing and Management Services Group are recorded in the Rail Group and eliminated in consolidation. Sales of railcars from the lease fleet are included in the Railcar Leasing and Management Services Group. Sales between groups are recorded at prices reflective of current market prices charged to external customers.
Three Months Ended March 31, 2006

	Revenues			Operating
				Profit
	Outside	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$391.4	$148.5	$539.9	$57.0
Construction Products Group	164.1	0.5	164.6	12.4
Inland Barge Group	82.0	—	82.0	6.6
Energy Equipment Group	65.8	2.4	68.2	11.1
Railcar Leasing and Management Services Group	56.3	—	56.3	17.6
All Other	1.3	10.0	11.3	(2.8)
Corporate	—	—	—	(9.8)
Eliminations	—	(161.4)	(161.4)	(18.5)

Consolidated Total	$760.9	$—	$760.9	$73.6

Three Months Ended March 31, 2005

	Revenues			Operating
				Profit
	Outside	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$361.8	$72.6	$434.4	$8.8
Construction Products Group	142.8	0.3	143.1	6.7
Inland Barge Group	44.9	—	44.9	(3.4)
Energy Equipment Group	44.1	2.6	46.7	5.2
Railcar Leasing and Management Services Group	52.5	—	52.5	13.6
All Other	0.8	8.6	9.4	(1.9)
Corporate	—	—	—	(6.6)
Eliminations	—	(84.1)	(84.1)	(4.5)

Consolidated Total	$646.9	$—	$646.9	$17.9

Note 3. Derivative Instruments
     In anticipation of a future debt issuance, the Company entered into interest rate swap transactions during 2005 and 2006. These instruments, with a notional amount of $200 million, fixed the interest rate on a portion of a future debt issuance associated with a railcar leasing transaction in 2006 and settled at maturity in the first quarter of 2006. The weighted average fixed interest rate under these instruments was 4.87%. These interest rate swaps are being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million recorded in other comprehensive income. The future debt issuance is anticipated to close in the second quarter of 2006.
     As of March 31, 2006, the Company had $115.0 million of interest rate swaps outstanding to fix the LIBOR component of outstanding debt. No portion of these swaps was treated as ineffective during the quarter ending March 31, 2006. The amount recorded on the consolidated balance sheet for these instruments was a net asset of $1.1 million as of March 31, 2006 with a $1.0 million balance in accumulated other comprehensive income. The effect on the consolidated statement of operations for the three month period ended March 31, 2006 was income of $0.3 million.
     The Company continues to maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect the Company’s operating profit and overall profitability from adverse price changes by entering into hedge instruments. The amount recorded on the consolidated balance sheet for these instruments was a net liability of $0.6 million as of March 31, 2006 with a $0.1 million balance in accumulated other comprehensive income. Since the majority of these instruments do not qualify for hedge accounting treatment, any change in their valuation will be recorded directly to the consolidated statement of operations. The effect on the consolidated statement of operations for the three month period ended March 31, 2006 was an expense of $1.3 million. The amounts related to these instruments recorded in the consolidated statement of operations for the three months ended March 31, 2005 as well consolidated balance sheet for the year ended December 31, 2005 were not significant.
Note 4. Property, Plant, and Equipment
     The following table summarizes the components of property, plant, and equipment as of March 31, 2006 and December 31, 2005.

	March 31,	December 31,
	2006	2005
	(in millions)
Corporate/Manufacturing:
Land	$57.0	$43.2
Buildings and improvements	344.4	326.3
Machinery and other	417.2	427.7
Construction in progress	58.5	64.0

	877.1	861.2

Less accumulated depreciation	(607.1)	(592.5)

	270.0	268.7

Leasing:
Machinery and other	33.4	33.4
Equipment on lease	1,107.9	964.9
Construction in progress	0.2	—

	1,141.5	998.3
Less accumulated depreciation	(154.7)	(145.9)

	986.8	852.4

	$1,256.8	$1,121.1

Note 5. Warranties
     The Company provides for the estimated cost of product warranties at the time revenue is recognized related to products covered and assesses the adequacy of the resulting reserves on a quarterly basis. The changes in the accruals for warranties for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended
	March 31,
	2006	2005
	( in millions)
Beginning balance	$36.8	$19.3
Warranty costs incurred	(6.7)	(1.6)
Product warranty accrual	2.9	3.1
Currency translation	0.2	0.4

Ending balance	$33.2	$21.2

Note 6. Debt
     The following table summarizes the components of debt as of March 31, 2006 and December 31, 2005.

	March 31,	December 31,
	2006	2005
	(in millions)
Corporate/Manufacturing — Recourse:
Revolving commitment	$—	$—
Senior notes	300.0	300.0
Other	3.0	2.6

	303.0	302.6

Leasing — Recourse Equipment trust certificates	119.8	130.1

	119.8	130.1

	422.8	432.7

Leasing — Non-recourse Warehouse facility	347.5	256.3

	347.5	256.3

Total debt	$770.3	$689.0

     At March 31, 2006 there were no borrowings under the Company’s $350 million secured revolving credit facility. Due to outstanding letters of credit, $233.3 million was available under this facility as of March 31, 2006.
     In March 2006, Trinity Industries Leasing Company (“TILC”) increased its non-recourse warehouse facility by $125 million to $500 million. This facility, established to finance railcars owned by TILC, had $347.5 million outstanding as of March 31, 2006. Advances under the facility bear interest at a defined index rate plus a margin, for an all in rate of 5.50% as of March 31, 2006. At March 31, 2006, $152.5 million was available under this facility.
     Terms and conditions of other debt are described in the Company’s Annual Report on Form 10-K.
     The remaining principal payments under existing debt agreements as of March 31, 2006, are as follows:

	Remaining
	nine months
	of 2006	2007	2008	2009	2010	Thereafter
	(in millions)
Recourse:
Corporate/Manufacturing	$1.0	$1.3	$0.4	$0.3	$—	$300.0
Leasing — equipment trust certificates (Note 7)	—	43.5	14.2	62.1	—	—

Non-recourse:
Leasing —warehouse facility (Note 7)	9.4	8.3	219.9	109.9	—	—

Total principal payments	$10.4	$53.1	$234.5	$172.3	$—	$300.0

Note 7. Railcar Leasing and Management Services Group
     The Railcar Leasing and Management Services Group (Leasing Group) provides fleet management, maintenance, and leasing services. Selected combined financial information for the Leasing Group is as follows:

	March 31,	December 31,
	2006	2005
	(in millions)
Balance Sheet
Cash	$21.2	$19.3
Property, plant, and equipment, net	986.8	852.4

Restricted assets	83.8	73.9

Debt
Recourse	119.8	130.1
Non-recourse	347.5	256.3

	Three Months Ended
	March 31,
	2006	2005
	( in millions)
Statement of Operations
Revenues	$56.3	$52.5
Operating profit	17.6	13.6
     Interest expense, which is not a component of operating profit, was $6.6 million and $4.3 million for the three months ended March 31, 2006 and 2005, respectively.
     Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured by Trinity and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Leasing Group primarily enters into operating leases. Future minimum rental revenues on leases in each year are (in millions): the remaining nine months of 2006 — $119.5; 2007 — $146.7; 2008 — $128.4; 2009 — $112.9; 2010 — $94.2 and $407.9 thereafter.
     The Leasing Group’s debt consists of both recourse and non-recourse debt. See Note 6 for maturities of the debt. Leasing Group equipment with a net book value of $752.0 million is pledged as collateral for Leasing Group debt.
Note 8. Other, Net
     Other, net consists of other (income) expense of the following items:

	Three Months Ended
	March 31,
	2006	2005
	(in millions)
Gain on dispositions of property, plant, and equipment	$(0.3)	$(1.6)
Foreign currency exchange transactions	1.6	(0.2)
(Gain) loss on equity investments	(0.1)	0.3
Other	(0.3)	(0.1)

Other, net	$0.9	$(1.6)

Note 9. Benefit Plans
     The following table summarizes the components of net periodic pension cost for the Company:

	Three Months Ended
	March 31,
	2006	2005
	(in millions)
Service cost	$3.1	$2.6
Interest	4.5	4.2
Expected return on assets	(4.5)	(4.3)
Amortization and deferral	1.0	0.7
Profit sharing	1.3	1.4

Net expense	$5.4	$4.6

     The Company contributed $1.5 million and $1.1 million, respectively, to the Company’s defined benefit pension plans for the three month periods ended March 31, 2006 and 2005. Total contributions to the Company’s pension plans in 2006 are expected to be approximately $17.9 million.
Note 10. Stock-Based Compensation
     SFAS No. 123R requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the BSM option-pricing model, which incorporates various assumptions including volatility, expected life, and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur, and other relevant factors including implied volatility in market traded options on the Company’s common stock. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees.
     There were no options granted during the three month period ended March 31, 2006. The assumptions used for the three month period ended March 31, 2005 and the resulting estimates of weighted-average fair value per share of options granted during that period are as follows:

Three Months Ended
March 31, 2005
Expected option life (years)	6.0 years
Risk free interest rate	4.2%
Dividend yield	0.8%
Common stock volatility	35.0%

Weighted-average fair value of options granted during the period	$11.75
     A summary of stock option activity as of March 31, 2006 and changes during the three months ended March 31, 2006 is presented below:

			Weighted-
			Average
		Weighted-	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Terms	Intrinsic
	Shares	Price	(Years)	Value
	(in millions except share and per share amounts)
Options outstanding at January 1, 2006	2,685,769	$27.05	—

Granted	—	—	—

Exercised	(714,648)	24.79	—

Cancelled	(42,581)	20.76	—

Options outstanding at March 31, 2006	1,928,540	28.03	5.4	$50.8

Exercisable at March 31, 2006	1,102,433	$31.69	—	$25.0

     The total intrinsic value of options exercised during the three months ended March 31, 2006 was $19.5 million.

Note 11. Net Income Applicable to Common Shareholders
     Basic net income applicable to common shareholders per common share is computed by dividing net income less dividend requirements on the Series B preferred stock by the weighted average number of common shares outstanding for the period. Except when the effect would be anti-dilutive, the calculation of diluted net income applicable to common shareholders includes the impact of shares that could be issued under outstanding stock options as well as common shares that would be issued at the conversion of the Series B preferred stock. In addition, the Series B preferred stock dividends are added back to income assuming the Series B preferred stock are converted into common stock. The number of anti-dilutive stock options for the three months ended March 31, 2005 was equivalent to 1.3 million shares. There were no anti-dilutive stock options for the three months ended March 31, 2006. The Series B preferred stock was anti-dilutive for the three months ended March 31, 2005 and converted into common stock in February 2006.
     The computation of basic and diluted net income (loss) applicable to common shareholders follows:

	Three Months Ended			Three Months Ended
	March 31, 2006			March 31, 2005
	(in millions except per share amounts)
		Average			Average
	Income	Shares	EPS	Income	Shares	EPS

Net income	$37.0			$6.0
Less: dividends on Series B preferred stock	—			(0.8)

Net income applicable to common shareholders — basic	$37.0	49.9	$0.74	$5.2	47.0	$0.11

Effect of dilutive securities:
Stock options	—	1.4		—	0.8
Series B preferred stock	—	1.2		—	—

Net income applicable to common shareholders — diluted	$37.0	52.5	$0.70	$5.2	47.8	$0.11

Note 12. Contingencies
     Barge Litigation
     The Company and its wholly owned subsidiary, Trinity Marine Products, Inc. (“TMP”), and certain material suppliers and others, are co-defendants in a lawsuit filed by Waxler Transportation. The plaintiff has petitioned the court for certification of a class which, if certified by the court, could significantly increase the total number of barges at issue. The current class representative owns four tank barges on which allegedly defective coatings were applied. These four barges were sold at an approximate average price of $1.4 million. Legal counsel for the Company and TMP has advised that factual disputes exist regarding the legal merits of class certification. Discovery is underway in Waxler but no date has been set for a class certification hearing or trial. Independent experts investigating the claims for the Company have opined that the plaintiffs’ assertion the coating applied to the barges is a food source for microbiologically influenced corrosion is without merit. The Company and TMP are defending the Waxler case vigorously.
     In a separate action, the Company and TMP filed for declaratory judgment to determine the Company’s and TMP’s obligation for coatings applied to 23 tank barges and TMP’s rights and remedies under an insurance policy applicable to the barges in which TMP was named as an additional insured. This action is pending.
     Other Litigation
     A subsidiary of the Company, Transit Mix Concrete and Materials Company, Inc. (“Transit Mix”), is named as a defendant in a case involving the death of an employee of an independent contractor who was working at a Transit Mix facility. Following a jury verdict in favor of the plaintiff, the presiding judge entered a final judgment that, together with fees, costs, and judgment interest, now totals $43.4 million. This case has been appealed by Transit Mix and its insurers. Management believes liability in this case, if any, exceeding $3.0 million, will be covered by insurance.
     On March 31, 2006, following the issuance of a “Presentment” by an investigating Grand Jury in Harrisburg, Pennsylvania, the Company was charged in an eleven count Complaint with eight misdemeanors and three felony violations under Pennsylvania’s Solid Waste Management Act, 35 P.S. Secs. 6018.401(a) and 6018.610 (1), (2). (4), (6), and (9). The allegations relate to the Company’s former operations in Greenville, Pennsylvania and primarily stem from the movement of soil on the property in 1994 as part of an improvement project. The Company discontinued its Greenville operations in 2000. A Trinity employee was also named in a separate presentment alleging similar charges. No specific monetary claims have been made and management believes the Company has defenses to the charges alleged in the Complaint.

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
     The Company is involved in various proceedings relating to environmental matters. The Company has reserved $11.3 million to cover probable and estimable liabilities of the Company with respect to investigation, assessment, and remedial response to such matters, taking into account currently available information and the Company’s contractual rights to indemnification and other recourse to third parties. However, estimates of future remedial response costs are necessarily imprecise. Accordingly, there can be no assurance that the Company will not become involved in future environmental litigation or other proceedings or, if the Company were found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company.
Note 13. Financial Statements for Guarantors of the Senior Notes
     On March 10, 2004, $300 million of Senior Notes due 2014 were issued by Trinity Industries, Inc. (Parent) which includes the corporate operations and certain operations of the Construction Products Group and the Industrial Products Group. The Senior Notes are fully and unconditionally and jointly and severally guaranteed by certain of Trinity’s wholly owned subsidiaries: Transit Mix Concrete & Material Company, Trinity Industries Leasing Company, Trinity Marine Products, Inc., Trinity Rail Group, LLC, Trinity Freight Car North America (formerly known as Thrall Trinity Freight Car, Inc.), Trinity Tank Car, Inc., and Trinity Parts and Components Inc. (formerly known as Trinity Rail Components and Repair, Inc.). No other subsidiaries guarantee the Senior Notes. As of March 31, 2006, assets held by the non-guarantor subsidiaries include $83.8 million of restricted assets that are not available for distribution to the Parent, $463.0 million of assets securing certain debt held by the non-guarantor subsidiaries, and $297.2 million of assets located in foreign locations.
Statement of Operations
For the Three Months Ended March 31, 2006

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$109.4	$471.5	$299.9	$(119.9)	$760.9
Cost of revenues	111.8	396.0	246.1	(119.9)	634.0
Selling, engineering, and administrative expenses	18.5	23.8	11.0	—	53.3

	130.3	419.8	257.1	(119.9)	687.3

Operating profit (loss)	(20.9)	51.7	42.8	—	73.6
Other (income) expense	(45.9)	(1.7)	4.9	55.0	12.3

Income (loss) before income taxes	25.0	53.4	37.9	(55.0)	61.3
Provision (benefit) for income taxes	(12.0)	23.4	12.9	—	24.3

Net income (loss)	$37.0	$30.0	$25.0	$(55.0)	$37.0

Statement of Operations
For the Three Months Ended March 31, 2005

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions
Revenues	$104.2	$363.9	$216.2	$(37.4)	$646.9
Cost of revenues	90.8	319.7	209.6	(37.4)	582.7
Selling, engineering, and administrative expenses	13.5	22.1	10.7	—	46.3

	104.3	341.8	220.3	(37.4)	629.0

Operating profit (loss)	(0.1)	22.1	(4.1)	—	17.9
Other (income) expense	0.3	0.4	(4.8)	12.4	8.3

Income (loss) before income taxes	(0.4)	21.7	0.7	(12.4)	9.6
Provision (benefit) for income taxes	(6.4)	9.1	0.9	—	3.6

Net income (loss)	$6.0	$12.6	$(0.2)	$(12.4)	$6.0

Balance Sheet
March 31, 2006

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$43.9	$—	$49.7	$—	$93.6
Receivables, net of allowance	47.2	144.1	83.9	—	275.2
Inventory	59.1	270.6	176.4	—	506.1
Property, plant, and equipment, net	44.0	398.1	814.7	—	1,256.8
Investments in subsidiaries/ intercompany receivable (payable), net	1,442.5	(235.8)	(6.4)	(1,200.3)	—
Goodwill and other assets	178.1	382.9	182.5	(111.6)	631.9

	$1,814.8	$959.9	$1,300.8	$(1,311.9)	$2,763.6

Liabilities:
Accounts payable and accrued liabilities	$244.2	$253.3	$181.6	$(12.9)	$666.2
Debt	302.0	120.8	347.5	—	770.3
Deferred income	31.5	2.8	10.4	—	44.7
Other liabilities	13.6	138.4	5.6	(98.7)	58.9

Series B redeemable convertible preferred stock	—	—	—	—	—
Total stockholders’ equity	1,223.5	444.6	755.7	(1,200.3)	1,223.5

	$1,814.8	$959.9	$1,300.8	$(1,311.9)	$2,763.6

Balance Sheet
December 31, 2005

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$110.8.	$0.3	$39.8	$—	$150.9
Receivables, net of allowance	49.7	115.3	85.1	—	250.1
Inventory	58.4	238.8	147.0	—	444.2
Property, plant, and equipment, net	46.9	399.2	675.0	—	1,121.1
Investments in subsidiaries/ intercompany receivable (payable), net	1,318.1	(215.4)	39.6	(1,142.3)	—
Goodwill and other assets	194.7	366.9	173.1	(114.5)	620.2

	$1,778.6	$905.1	$1,159.6	$(1,256.8)	$2,586.5

Liabilities:
Accounts payable and accrued liabilities	$258.8	$218.1	$159.6	$(6.6)	$629.9
Debt	301.5	131.2	256.3	—	689.0
Deferred income	31.9	2.8	10.5	—	45.2
Other liabilities	13.3	138.4	5.5	(107.9)	49.3

Series B redeemable convertible preferred stock	58.7	—	—	—	58.7
Total stockholders’ equity	1,114.4	414.6	727.7	(1,142.3)	1,114.4

	$1,778.6	$905.1	$1,159.6	$(1,256.8)	$2,586.5

Statement of Cash Flows
For the Three Months Ended March 31, 2006

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (required) provided by operating activities	$(67.9)	$15.9	$59.2	$—	$7.2
Net cash required by investing activities	(3.7)	(5.8)	(140.4)	—	(149.9)
Net cash provided (required) by financing activities	4.7	(10.4)	91.1	—	85.4

Net (decrease) increase in cash and cash equivalents	(66.9)	(0.3)	9.9	—	(57.3)
Cash and equivalents at beginning of period	110.8	0.3	39.8	—	150.9

Cash and equivalents at end of period	$43.9	$—	$49.7	$—	$93.6

Statement of Cash Flows
For the Three Months Ended March 31, 2005

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Net cash (required) provided by operating activities	$(58.1)	$(28.9)	$27.8	$—	$(59.2)
Net cash (required) provided by investing activities	(1.7)	68.4	(124.2)	—	(57.5)
Net cash (required) provided by financing activities	(3.6)	(39.9)	91.6	—	48.1

Net decrease in cash and cash equivalents	(63.4)	(0.4)	(4.8)	—	(68.6)
Cash and equivalents at beginning of period	138.3	0.4	43.6	—	182.3

Cash and equivalents at end of period	$74.9	$—	$38.8	$—	$113.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
     The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes thereto appearing elsewhere in this document.
Overall Summary
          Revenues

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Revenues			Revenues			Percent
	Outside	Intersegment	Total	Outside	Intersegment	Total	Change
	(in millions)
Rail Group	$391.4	$148.5	$539.9	$361.8	$72.6	$434.4	24.3%
Construction Products Group	164.1	0.5	164.6	142.8	0.3	143.1	15.0
Inland Barge Group	82.0	—	82.0	44.9	—	44.9	82.6
Energy Equipment Group	65.8	2.4	68.2	44.1	2.6	46.7	46.0
Railcar Leasing and Management Services Group	56.3	—	56.3	52.5	—	52.5	7.2
All Other	1.3	10.0	11.3	0.8	8.6	9.4	20.2
Eliminations	—	(161.4)	(161.4)	—	(84.1)	(84.1)

Consolidated Total	$760.9	$—	$760.9	$646.9	$—	$646.9	17.6%

     Our revenues for the three months ended March 31, 2006 increased primarily due to an increase in outside sales by the Rail Group and Inland Barge Group. Additionally, the increase in revenues for the Construction Products Group was primarily attributable to an increase in raw material costs which have resulted in higher sales prices, increase in market demand as well as more favorable weather conditions in 2006. An increase in the sale of structural wind towers was the primary attribute for the increase in revenues in the Energy Equipment Group. The increase in revenue from the Railcar Leasing and Management Services Group was the result of an increase in the size of the fleet, partially offset by a decrease in sales of cars from the lease fleet.
          Operating Profit (Loss)

	Three Months Ended
	March 31,
	2006	2005
	(in millions)
Rail Group	$57.0	$8.8
Construction Products Group	12.4	6.7
Inland Barge Group	6.6	(3.4)
Energy Equipment Group	11.1	5.2
Railcar Leasing and Management Services Group	17.6	13.6
All Other	(2.8)	(1.9)
Corporate	(9.8)	(6.6)
Eliminations	(18.5)	(4.5)

Consolidated Total	$73.6	$17.9

     Our operating profit for the three months ended March 31, 2006 increased as the result of improved revenues coupled with efficiencies and cost savings due to increased volumes in our manufacturing businesses, improved pricing, and an increase in the size of our lease fleet.
     Other Income and Expense. Interest expense, net of interest income was $11.4 million for the three months ended March 31, 2006 compared to $9.9 million for the same period last year. Interest income increased $0.6 million over the same period last year and interest expense increased $2.1 million over the same period last year. The increase in interest expense is due to an increase in debt levels. Other, net decreased due to foreign currency exchange losses and lower gains on sales of property, plant, and equipment.
     Income Taxes. The current effective tax rate for the three months ended March 31, 2006 of 39.6% was greater than the statutory rate of 35.0% due to state income taxes and the impact of certain foreign tax losses in jurisdictions with a lower tax rate or in foreign locations where tax benefits were not recorded. The prior year current effective tax rate of 37.7% was due to state income taxes and the impact of certain foreign tax losses in jurisdictions with a lower tax rate or in foreign locations where tax benefits were not recorded.

Rail Group

	Three Months Ended March 31,
	2006	2005	Percent
	(in millions)		Change
Revenues:
North American Rail	$462.4	$366.4	26.2%
European Rail	20.0	34.6	(42.2)
Components	57.5	33.4	72.2

Total revenues	$539.9	$434.4	24.3

Operating profit	$57.0	$8.8
Operating profit margin	10.6%	2.0%
     Railcars shipped in North America increased 16.0% to 6,164 cars during the three months ended March 31, 2006 compared to the same period in 2005. As of March 31, 2006, our North American backlog was approximately 25,500 cars compared to approximately 17,300 cars as of March 31, 2005.
     Railcars shipped in Europe decreased 57.9% to approximately 190 cars for the three months ended March 31, 2006. As of March 31, 2006, our European backlog was approximately 790 cars compared to approximately 1,100 cars on the same date last year.
     Operating profit for our Rail Group increased $48.2 million for the three months ended March 31, 2006 compared to the same period last year due to increased pricing and volume as well as improved operating efficiencies, particularly in North American Rail.
     In the three months ended March 31, 2006 railcar sales to the Railcar Leasing and Management Services Group were $148.1 million compared to $72.2 million in the comparable period in 2005 with profit of $18.5 million compared to $4.5 million for the same period in 2005. Sales to the Railcar Leasing and Management Services Group and related profits are included in the operating results of the Rail Group but are eliminated in consolidation.
Construction Products Group

	Three Months Ended March 31,
	2006	2005	Percent
	(in millions)		Change
Revenues:
Concrete and Aggregates	$90.1	$77.5	16.3%
Highway Products	45.5	40.3	12.9
Other	29.0	25.3	14.6

Total revenues	$164.6	$143.1	15.0

Operating profit	$12.4	$6.7
Operating profit margin	7.5%	4.7%
     The increase in revenues for the three months ended March 31, 2006 compared to the same period in 2005 was primarily attributable to an increase in raw material costs which have resulted in higher sales prices, an increase in market as well as more favorable weather conditions for the three months ended March 31, 2006. Operating profit margins increased as a result of increased demand across all businesses as well as price increases and operational efficiencies.
Inland Barge Group

	Three Months Ended March 31,
	2006	2005	Percent
	(in millions)		Change
Revenues	$82.0	$44.9	82.6%
Operating profit (loss)	$6.6	$(3.4)
Operating profit (loss) margin	8.0%	(7.6)%
     Revenues increased for the three months ended March 31, 2006 compared to the same period in 2005. This was primarily due to an increase in the sales of hopper barges during the quarter as well as a change in the mix of tank barges sold and an increase in raw material costs which have resulted in higher sales prices. Operating profit for the three months ended March 31, 2006 increased compared to the same period last year. The improvement for the three months ended March 31, 2006 was primarily due to an increase in sales, a change in mix, the ability to pass on steel cost increases to our customers, as well as a decrease in barge litigation costs. Barge litigation and related costs were $0.7 million and $1.3 million for the three months ended March 31, 2006 and 2005, respectively. Barge litigation settlements for the three months ended March 31, 2005 were $3.3 million.
Energy Equipment Group

	Three Months Ended March 31,
	2006	2005	Percent
	(in millions)		Change
Revenues	$68.2	$46.7	46.0%
Operating profit	$11.1	$5.2
Operating profit margin	16.3%	11.1%
     Revenues increased for the three months ended March 31, 2006 compared to the same period in 2005, primarily due to sales of structural wind towers. Activity in the structural wind towers business resumed in the latter part of 2004 with the anticipated passage of the Energy Policy Act of 2005, which provides production tax credits on wind generated energy. The operating profit margins for the three months ended March 31, 2006 were higher than the same quarter last year due to the resumed operations for the sale of structural wind towers. More favorable market conditions, and continued cost reductions for all of the Energy Equipment Group added to the improved operating profits for the three months ended March 31, 2006.
Railcar Leasing and Management Services Group

	Three Months Ended March 31,
	2006	2005	Percent
	(in millions)		Change
Revenues:
Leasing and management	$47.1	$38.0	23.9%
Sales of cars from the lease fleet	9.2	14.5	(36.6)

Total revenues	$56.3	$52.5	7.2

Operating Profit:
Leasing and management	$16.0	$9.5
Sales of cars from the lease fleet	1.6	4.1

Total operating profit	$17.6	$13.6
Operating profit margin	31.3%	25.9%
Fleet utilization	99.2%	99.3%
     Total revenues increased for the three months ended March 31, 2006 compared to the same period last year due to increased rental revenues related to additions to the lease fleet, and higher average rental rates, partially offset by a reduction in sales of cars from the lease fleet. Operating profit for the leasing and management operations increased for the three months ended March 31, 2006, with a slight decrease in profit on car sales from the lease fleet. The increase in the leasing and management operations is primarily attributable to additions to the lease fleet, higher average lease rates, and a change in deprecation expense due to the extension of the estimated useful lives of railcars in the fourth quarter of 2005.
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
     We use a non-GAAP measure to compare performance between periods. This non-GAAP measure is EBITDAR, which is Operating Profit of the Leasing Group plus depreciation and rental or lease expense. We use this measure to eliminate the costs resulting from financings. EBITDAR should not be considered as an alternative to operating profit or other GAAP financial measurements as an indicator of our operating performance. EBITDAR is shown below:

	Three Months Ended March 31,
	2006	2005
	(in millions)
Operating profit — leasing and management	$16.0	$9.5
Add: Depreciation and amortization	6.8	5.3
Rental expense	11.5	12.4

EBITDAR	$34.3	$27.2

EBITDAR margin	72.8%	71.6%
     The increase in EBITDAR for the three months ended March 31, 2006 was due to higher average lease rates and an increase in the size of the fleet.

     As of March 31, 2006, the Leasing and Management Services Group’s rental fleet of approximately 26,000 owned or leased railcars had an average age of 4.84 years and an average remaining lease term of 6.29 years.
All Other

	Three Months Ended March 31,
	2006	2005	Percent
	(in millions)		Change
Revenues	$11.3	$9.4	20.2%
Operating loss	(2.8)	(1.9)
     The increase in revenues for the three month period ended March 31, 2006 over the same period last year was primarily attributable to an increase in Intersegment sales by our transportation company. The operating loss in the three month period ended March 31, 2006 is primarily due to legal and environmental costs associated with non-operating plants as well as expense related to the market valuation of ineffective commodity hedges.
Liquidity and Capital Resources
2006 Financing Activity
     At March 31, 2006, there were no borrowings under our five-year, $350 million secured revolving credit facility.
     In March 2006, Trinity Industries Leasing Company’s (“TILC”) current warehouse facility was increased by $125 million to a $500 million line and will continue to be used to finance railcars owned by TILC. At March 31, 2006, there was $347.5 million outstanding on this facility.
     In anticipation of a future debt issuance, we entered into interest rate swap transactions during 2005 and 2006. These instruments, with a notional amount of $200 million, fixed the interest rate on a portion of a future debt issuance associated with a railcar leasing transaction in 2006 and settled at maturity in the first quarter of 2006. The weighted average fixed interest rate under these instruments was 4.87%. These interest rate swaps are being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million recorded in other comprehensive income. The future debt issuance is anticipated to close in the second quarter of 2006.
     As of March 31, 2006, we had $115.0 million of interest rate swaps outstanding to fix the LIBOR component of outstanding debt. No portion of these swaps was treated as ineffective during the quarter ending March 31, 2006. The amount recorded on the consolidated balance sheet for these instruments was a net asset of $1.1 million as of March 31, 2006 with a $1.0 million balance in accumulated other comprehensive income. The effect on the consolidated statement of operations for the three month period ended March 31, 2006 was income of $0.3 million.
Cash Flows
     Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2006 was $7.2 million compared to $59.2 million of net cash required by operating activities for the same period in 2005. This was primarily due to an increase in earnings for the three month period as well as a smaller increase in accounts receivable and an increase in accounts payable, partially offset by an increase in inventory related to increased production volumes. The increase in inventory is reflective of the upturn in our businesses.
     Investing Activities. Net cash required by investing activities for the three months ended March 31, 2006 was $149.9 million compared to $57.5 million required by investing activities for the same period last year. Capital expenditures for the three months ended March 31, 2006 were $157.9 million, of which $130.1 million was for additions to the lease subsidiary. This compares to $74.2 million of capital expenditures for the same period last year, of which $67.8 million was for additions to the lease subsidiary. Proceeds from the sale of property, plant and equipment were $10.3 million for the three months ended March 31, 2006 composed primarily of railcar sales from the lease fleet and the sale of non-operating assets, compared to $16.7 million for the same period in 2005 composed primarily of railcar sales from the lease fleet and non-operating assets. For the three months ended March 31, 2006, $2.3 million of cash was required for an acquisition by our Construction Products Group.
     Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2006 was $85.4 million compared to $48.1 million for the same period in 2005. We intend to use our cash to fund the operations of the Company, including expansion of manufacturing plants as well as the equity portion of the additions to the leasing fleet.

Contractual Obligation and Commercial Commitments
     As of March 31, 2006, other commercial commitments related to letters of credit have increased to $121.0 million from $118.9 million as of December 31, 2005. Refer to Note 6 in the financial statements for changes to our outstanding debt and maturities. Other commercial commitments that relate to operating leases under sale/leaseback transactions were basically unchanged as of March 31, 2006.
Forward-Looking Statements.
     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not historical facts are forward-looking statements and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performance, estimates, projections, goals and forecasts. Potential factors, which could cause our actual results of operations to differ materially from those in the forward-looking statements, include among others:
•	market conditions and demand for our products;
•	the cyclical nature of both the railcar and barge industries;
•	variations in weather in areas where construction products are sold and used;
•	disruption of manufacturing capacity due to weather related events;
•	the timing of introduction for new products;
•	the timing of customer orders;
•	price changes;
•	changes in mix of products sold;
•	the extent of utilization of manufacturing capacity;
•	availability and costs of component parts, supplies, and raw materials;
•	competition and other competitive factors;
•	changing technologies;
•	steel prices;
•	surcharges added to fixed pricing agreements for raw materials;
•	interest rates and capital costs;
•	long-term funding of our leasing warehouse facility;
•	taxes;
•	the stability of the governments and political and business conditions in certain foreign countries, particularly Mexico, Czech Republic, and Romania;
•	changes in import and export quotas and regulations;
•	business conditions in emerging economies;
•	results of litigation; and
•	legal, regulatory, and environmental issues.
     Any forward-looking statement speaks only as of the date on which such statement is made. Trinity undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     There has been no material change in our market risks since December 31, 2005. Refer to Note 3 in the financial statements for a discussion of the impact of hedging activity for the three months ended March 31, 2006.
Item 4. Controls and Procedures.
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

PART II
Item 1. Legal Proceedings.
     The information provided in Note 12 to the financial statements on page 13 is hereby incorporated into this Part II, Item 1 by reference.
Item 1A. Risk Factors.
     There have been no material changes from risks factors previously disclosed in Item 1A of our 2005 annual report on Form 10K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended March 31, 2006:

	Number of	Average Price Paid
Period	Shares Purchased (1)	per Share (1)
January 1, 2006 through January 31, 2006	3,255	$44.07
February 1, 2006 through February 28, 2006	408	$53.10
March 1, 2006 through March 31, 2006	234,860	$53.09

Total	238,523	$52.96

(1)	This column includes the following transactions during the three months ended March 31, 2006: (i) the deemed surrender to the Company on 235,268 shares of Common Stock to pay the exercise price and satisfy tax withholding requirements in connection with the exercise of employee stock options and (ii) The deemed surrender to the Company on 3,255 shares of Common Stock to satisfy tax withholding requirements in connection with the vesting of employee restricted stock.
Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit Number	Description

10.19.11	Amendment No. 10 to the Warehouse Loan Agreement, amending the Warehouse Loan Agreement dated June 27, 2002.

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By /s/ WILLIAM A. MCWHIRTER II
Registrant

William A. McWhirter II
Vice President and
Chief Financial Officer
May 4, 2006

INDEX TO EXHIBITS

Exhibit Number	Description

10.19.11	Amendment No. 11 to the Warehouse Loan Agreement, amending the Warehouse Loan Agreement dated June 27, 2002.

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer.

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.