Form 10-Q
period 2006-06-30
TRINITY INDUSTRIES INC
filed 2006-08-03
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
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
     At July 28, 2006 there were 79,663,400 shares of the Registrant’s common stock outstanding.

TRINITY INDUSTRIES, INC.
FORM 10-Q

Caption	Page
PART I FINANCIAL INFORMATION
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	31
Item 4. Controls and Procedures	31
PART II OTHER INFORMATION
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3. Defaults Upon Senior Securities	32
Item 4. Submission of Matters to a Vote of Security Holders	32
Item 5. Other Information	32
Item 6. Exhibits	33
SIGNATURES	34
Officers' Certificate
Agreement of Substitution of Amendment of Common Shares Rights Agreement
Certificate of Adjustment to the Rights Agreement
First Amendment to the Second Amended and Restated Credit Agreement
Second Amendment to the Second Amended and Restated Credit Agreement
Amendment No. 11 to the Warehouse Loan Agreement
Purchase and Contribution Agreement
Master Indenture
Rule 13a-15(e) and 15d-15(e) Certification of CEO
Rule 13a-15(e) and 15d-15(e) Certification of CFO
Certification Pursuant to Section 906
Certification Pursuant to Section 906
CERTIFICATIONS
     All share and per share information, including dividends, has been retroactively adjusted to reflect the 3-for-2 stock split, except for the statements of stockholders’ equity which reflect the stock split by reclassifying from “Capital in Excess of Par Value” to “Common Stock” an amount equal to the par value of the additional shares issued to effect the stock split.

Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(unaudited)
	(in millions except per share amounts)
Revenues	$883.8	$718.0	$1,628.6	$1,352.7
Operating costs:
Cost of revenues	725.7	629.2	1,347.6	1,201.8
Selling, engineering, and administrative expenses	52.8	47.4	105.2	92.8

	778.5	676.6	1,452.8	1,294.6

Operating profit	105.3	41.4	175.8	58.1

Other (income) expense:
Interest income	(2.1)	(0.6)	(3.2)	(1.1)
Interest expense	15.9	10.6	28.4	21.0
Other, net	(12.4)	(2.3)	(11.5)	(3.8)

	1.4	7.7	13.7	16.1

Income from continuing operations before income taxes	103.9	33.7	162.1	42.0

Provision for income taxes	41.3	13.2	64.5	16.3

Income from continuing operations	62.6	20.5	97.6	25.7

Discontinued operations:
Gain on sale of discontinued operations, net of provision for income taxes of $13.8	22.4	—	22.4	—

Income from discontinued operations, net of provision for income taxes of $0.6, $0.8, $1.7, and $1.3	0.8	1.3	2.8	2.1

Net income	85.8	21.8	122.8	27.8

Dividends on Series B preferred stock	—	(0.8)	—	(1.6)

Net income applicable to common shareholders	$85.8	$21.0	$122.8	$26.2

Net income applicable to common shareholders per common share:
Basic:
Continuing operations	$0.81	$0.28	$1.28	$0.34
Discontinued operations	0.30	0.02	0.33	0.03

	$1.11	$0.30	$1.61	$0.37

Diluted:
Continuing operations	$0.79	$0.27	$1.23	$0.34
Discontinued operations	0.29	0.02	0.32	0.03

	$1.08	$0.29	$1.55	$0.37

Weighted average number of shares outstanding:
Basic	77.3	70.5	76.1	70.5
Diluted	79.3	75.6	79.1	71.7

Dividends declared per common share	$0.046	$0.04	$0.093	$0.08
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(unaudited)	(as reported)
	(in millions)
Assets
Cash and cash equivalents	$447.9	$150.9

Receivables, net of allowance	328.8	250.1

Inventories:
Raw materials and supplies	313.3	265.7
Work in process	129.3	124.2
Finished goods	75.1	54.3

	517.7	444.2

Property, plant, and equipment, at cost	2,096.8	1,859.5
Less accumulated depreciation	(745.4)	(738.4)

	1,351.4	1,121.1

Goodwill	434.0	433.4

Other assets	246.0	186.8

	$3,325.8	$2,586.5

Liabilities and Stockholders’ Equity

Accounts payable and accrued liabilities	$664.5	$629.9

Debt:
Recourse	774.8	432.7

Non-recourse	435.4	256.3

	1,210.2	689.0

Deferred income	44.1	45.2

Other liabilities	74.7	49.3

	1,993.5	1,413.4

Series B redeemable convertible preferred stock, no par value, $0.1 liquidation value	—	58.7

Stockholders’ equity:

Preferred stock – 1.5 shares authorized and unissued	—	—

Common stock –shares authorized – 100.0	79.7	50.9

Capital in excess of par value	473.6	439.8

Retained earnings	810.9	696.9

Accumulated other comprehensive loss	(31.9)	(40.2)

Treasury stock	—	(33.0)

	1,332.3	1,114.4

	$3,325.8	$2,586.5

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2006	2005
	(unaudited)
	(in millions)
Operating activities:
Income from continuing operations	$97.6	$25.7
Income from discontinued operations, including gain on sale	25.2	2.1

Net income	122.8	27.8
Adjustments to reconcile net income to net cash provided (required) by operating activities:
Depreciation and amortization	43.3	39.9
Stock-based compensation expense	4.9	2.7
Excess tax benefits from stock-based compensation	(5.5)	—
Goodwill impairment	—	2.3
Deferred income taxes	21.3	17.6
Gain from the sale of discontinued operations, net of tax	(22.4)	—
Gain on disposition of property, plant, equipment, and other assets	(12.4)	(4.5)
Other	(3.9)	(6.5)
Changes in assets and liabilities:
(Increase) decrease in receivables	(82.2)	(81.1)
(Increase) decrease in inventories	(93.5)	(22.0)
(Increase) decrease in other assets	(46.8)	4.1
Increase (decrease) in accounts payable and accrued liabilities	36.8	16.9
Increase (decrease) in other liabilities	4.5	(9.3)

Net cash (required) by operating activities	(33.1)	(12.1)

Investing activities:
Proceeds from disposition of property, plant, equipment, and other assets	44.7	27.4
Capital expenditures – lease subsidiary	(238.1)	(163.9)
Capital expenditures – other	(58.1)	(22.8)
Proceeds from sale of discontinued operations	54.3	—
Payment for purchase of acquisitions, net of cash acquired	(2.3)	—

Net cash (required) by investing activities	(199.5)	(159.3)

Financing activities:
Issuance of common stock, net	11.6	0.9
Excess tax benefits from stock-based compensation	5.5	—
Payments to retire debt	(398.7)	(42.1)
Proceeds from issuance of debt	919.9	130.4
Dividends paid to common shareholders	(7.0)	(5.6)
Dividends paid to preferred shareholders	(1.7)	(1.4)

Net cash provided by financing activities	529.6	82.2

Net increase (decrease) in cash and cash equivalents	297.0	(89.2)
Cash and cash equivalents at beginning of period (1)	150.9	182.3

Cash and cash equivalents at end of period (1)	$447.9	$93.1

Interest paid for the six months ended June 30, 2006 and 2005, net of $0.3 million in capitalized interest for 2006, was $26.4 million and $19.1 million, respectively. Taxes paid, net of refunds received, were $37.6 million and $9.1 million for the six months ended June 30, 2006 and 2005, respectively.

(1)	There were no cash or cash equivalents related to discontinued operations included in these period ending balances.
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock
	Shares
	(100.0		Capital in Excess
	Authorized)	$1.00 Par Value	of Par Value
(unaudited)
(in millions, except par value and dividends per share)
Balances at December 31, 2004	50.9	$50.9	$432.6
Net income	—	—	—
Other comprehensive income:
Currency translation adjustments, net of tax	—	—	—
Unrealized gain on derivative financial instruments, net of tax	—	—	—
Comprehensive net income

Cash dividends on common stock	—	—	—
Cash dividends on Series B preferred stock	—	—	—
Restricted shares issued	—	—	(0.9)
Stock options exercised	—	—	(0.3)
Other	—	—	0.1

Balances at June 30, 2005	50.9	$50.9	$431.5

	Common Stock
	Shares		Capital in Excess
	(100.0 Authorized)	$1.00 Par Value	of Par Value
(unaudited)
(in millions, except par value and dividends per share)
Balances at December 31, 2005	50.9	$50.9	$439.8
Net income	—	—	—
Other comprehensive income:
Currency translation adjustments, net of tax	—	—	—
Unrealized gain on derivative financial instruments, net of tax	—	—	—
Comprehensive net income

Cash dividends on common stock	—	—	—
Cash dividends on Series B preferred stock	—	—	—
Conversion of Series B Preferred Stock	2.7	2.7	56.1
Restricted shares issued	—	—	10.5
Stock options exercised	0.1	0.1	(5.2)
Income tax benefit from stock options exercised	—	—	8.0
Stock-based compensation expense	—	—	0.9
3-for-2 stock split (Note 1)	26.8	26.8	(26.9)
Issuance of treasury stock used in 3-for-2 stock split	(0.8)	(0.8)	(9.6)

Balances at June 30, 2006	79.7	$79.7	$473.6

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Accumulated Other
Retained	Comprehensive		Treasury Stock at	Total Stockholders’
Earnings	Income (Loss)	Treasury Shares	Cost	Equity
$626.2	$(25.3)	(3.1)	$(71.5)	$1,012.9
27.8	—	—	—	27.8
—	(1.3)	—	—	(1.3)
—	0.1	—	—	0.1

				26.6

(5.6)	—	—	—	(5.6)
(1.6)	—	—	—	(1.6)
—	—	—	13.6	12.7
—	—	0.4	1.1	0.8
—	—	—	(1.4)	(1.3)

$646.8	$(26.5)	(2.7)	$(58.2)	$1,044.5

	Accumulated Other
Retained	Comprehensive		Treasury Stock at	Total Stockholders’
Earnings	Income (Loss)	Treasury Shares	Cost	Equity
$696.9	$(40.2)	(1.5)	$(33.0)	$1,114.4
122.8	—	—	—	122.8
—	6.3	—	—	6.3
—	2.0	—	—	2.0

				131.1

(8.3)	—	—	—	(8.3)
(0.5)	—	—	—	(0.5)
—	—	—	—	58.8
—	—	0.3	16.8	27.3
—	—	0.7	5.8	0.7
—	—	—	—	8.0
—	—	—	—	0.9
—	—	(0.3)	—	(0.1)
—	—	0.8	10.4	—

$810.9	$(31.9)	—	$—	$1,332.3

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
     The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and subsidiaries (“Trinity” or the “Company”). In the opinion of management, all adjustments, consisting only of normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of June 30, 2006 and the results of operations for the three and six month periods ended June 30, 2006 and 2005, and cash flows for the six month periods ended June 30, 2006 and 2005, have been made in conformity with generally accepted accounting principles. Because of seasonal and other factors, the results of operations for the six month period ended June 30, 2006 may not be indicative of expected results of operations for the year ending December 31, 2006. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2005.
Stockholders’ Equity
     On May 15, 2006, the Company’s Board of Directors authorized a 3-for-2 stock split on its common shares. The stock split was issued in the form of a 50% stock dividend. The record date for the stock dividend was May 26, 2006 and the additional shares were distributed to shareholders on June 9, 2006. All share and per share information, including dividends, has been retroactively adjusted to reflect the 3-for-2 stock split, except for the statements of stockholders’ equity which reflect the stock split by reclassifying from “Capital in Excess of Par Value” to “Common Stock” in the amount of $26.9 million which equals the par value of the additional shares issued to effect the stock split.
Property, Plant, and Equipment
     Based on a study performed by the Company in the fourth quarter of 2005, the estimated useful lives of certain railcars in our lease fleet were extended to 35 years. The impact of this change on net income for the three and six month periods ended June 30, 2006 was an increase of approximately $1.0 and $2.2 million, or $0.01 and $0.02 per diluted share, respectively.
Stock Based Compensation
     On January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair-value of those awards, in the financial statements.
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
     As a result of the adoption of SFAS No. 123R, the Company recorded an incremental $0.4 million and $0.9 million of stock-based compensation expense for the three and six month periods ended June 30, 2006. The income tax benefit related to stock-based compensation expense was $2.4 million and $8.1 million for the three and six month periods ended June 30, 2006. In accordance with SFAS No. 123R, beginning in the first quarter of 2006 the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statement of cash flows. No stock-based compensation costs were capitalized as part of the cost of an asset as of June 30, 2006. As of June 30, 2006, $43.3 million of total unrecognized compensation cost related to stock options, restricted stock, and restricted stock units is expected to be recognized ratably over a weighted-average period of 1.8 years for stock options and 5.4 years for restricted stock and restricted stock units. See Note 11 for additional information on stock-based compensation.
     Prior to the adoption of SFAS No. 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB No. 25. The Company applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, “Accounting for Stock-Based Compensation -— Transition and Disclosure” as if the fair-value based method had been applied in measuring compensation expense. Under APB No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.
     The following table illustrates the effect on net income after taxes and net income per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three and six month periods ended June 30, 2005, (in millions, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(in millions)
Pro forma income from continuing operations applicable to common shareholders, as reported	$19.7	$24.1

Add: Stock compensation expense related to restricted stock, net of related income tax effect	0.8	1.3
Deduct: Total stock-based employee compensation expense determined under fair-value based method for all awards, net of related income tax effects	(1.4)	(2.5)

Pro forma income from continuing operations	19.1	22.9

Add: Effect of dilutive Series B preferred stock	0.8	—

Pro forma income from continuing operations applicable to common shareholders	$19.9	$22.9

Pro forma income from continuing operations applicable per common share:
Basic	$0.27	$0.32

Diluted	$0.26	$0.32

Income from continuing operations applicable per common share – as reported:
Basic	$0.28	$0.34

Diluted	$0.27	$0.34

Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“SFAS No. 109”).” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 31, 2006. The Company will be required to adopt this interpretation in the first quarter of 2007. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the consolidated financial statements.
Reclassifications
     Certain prior year balances have been reclassified to conform to the 2006 presentation for discontinued operations.

Note 2. Discontinued Operations
     In June 2006, the Company completed the sale of its weld pipe fittings business to an investment firm (“Buyer”) for $54.3 million cash. The sale closed on June 8, 2006 and resulted in an after-tax gain of $22.4 million.
     The assets and liabilities of the weld pipe fittings business as of December 31, 2005 were as follows (in millions):
Assets of discontinued operations:

Accounts receivable, net	$3.6
Inventory	11.6
Property, plant and equipment, net	2.6

Total assets	$17.8

Liabilities of discontinued operations:

Accounts payable and accrued expenses	$5.3

Total liabilities	$5.3

     In connection with the sale, the Company entered into a Transaction Services Agreement. Pursuant to the Transaction Services Agreement, in exchange for specified fees, the Company will provide to the Buyer certain services including accounting, tax, information technology, and use of certain facilities through September 30, 2006.
     Condensed results of operations relating to the weld pipe fittings business for the three and six month periods ended June 30, 2006 and 2005 are as follows

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in millions)
Revenues	$11.9	$13.3	$28.0	$25.5
Operating costs	10.5	11.2	23.5	22.2
Other income	—	—	—	0.1

Income from discontinued operations before income taxes	1.4	2.1	4.5	3.4
Provision for income taxes	0.6	0.8	1.7	1.3

Income from discontinued operations	$0.8	$1.3	$2.8	$2.1

Note 3. Segment Information
     The Company reports operating results in the following business segments: (1) the Rail Group, which manufactures and sells railcars and component parts; (2) the Construction Products Group, which manufactures and sells highway products, concrete and aggregates, and girders and beams used in the construction of highway and railway bridges; (3) the Inland Barge Group, which manufactures and sells barges and related products for inland waterway services; (4) the Energy Equipment Group, which manufactures and sells products for energy related businesses, including tank heads, pressure and non-pressure containers for the storage and transportation of liquefied gases and other liquid and dry products, and structural wind towers; and (5) the Railcar Leasing and Management Services Group, which provides fleet management, maintenance, and leasing services. Finally, All Other includes the Company’s captive insurance and transportation companies, and other peripheral businesses.
     In June 2006, the Company sold its weld pipe fittings business, which has historically been a component of the Construction Products Group. Historical segment information has been retroactively adjusted to exclude the discontinued operations from the Construction Products Group.

     Sales and related profits from the Rail Group to Railcar Leasing and Management Services Group are recorded in the Rail Group and eliminated in consolidation. Sales of railcars from the lease fleet are included in the Railcar Leasing and Management Services Group. Sales between groups are recorded at prices comparable to those charged to external customers.
Three Months Ended June 30, 2006

	Revenues			Operating
				Profit
	Outside	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$450.4	$120.8	$571.2	$59.9
Construction Products Group	188.6	0.1	188.7	20.1
Inland Barge Group	90.0	—	90.0	10.5
Energy Equipment Group	81.6	2.1	83.7	11.9
Railcar Leasing and Management Services Group	71.8	—	71.8	24.2
All Other	1.4	11.8	13.2	(0.4)
Corporate	—	—	—	(8.7)
Eliminations	—	(134.8)	(134.8)	(12.2)

Consolidated Total	$883.8	$—	$883.8	$105.3

Three Months Ended June 30, 2005

	Revenues			Operating
				Profit
	Outside	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$386.8	$108.2	$495.0	$17.2
Construction Products Group	166.2	1.1	167.3	20.9
Inland Barge Group	63.8	—	63.8	5.4
Energy Equipment Group	51.3	2.9	54.2	7.2
Railcar Leasing and Management Services Group	48.6	—	48.6	13.0
All Other	1.3	9.0	10.3	(1.6)
Corporate	—	—	—	(9.1)
Eliminations	—	(121.2)	(121.2)	(11.6)

Consolidated Total	$718.0	$—	$718.0	$41.4

Six Months Ended June 30, 2006

	Revenues			Operating
				Profit
	Outside	Intersegment	Total	Loss)
	(in millions)
Rail Group	$841.8	$269.3	$1,111.1	$116.9
Construction Products Group	336.6	0.6	337.2	29.4
Inland Barge Group	172.0	—	172.0	17.1
Energy Equipment Group	147.4	4.5	151.9	23.0
Railcar Leasing and Management Services Group	128.1	—	128.1	41.8
All Other	2.7	21.8	24.5	(3.2)
Corporate	—	—	—	(18.5)
Eliminations	—	(296.2)	(296.2)	(30.7)

Consolidated Total	$1,628.6	$—	$1,628.6	$175.8

Six Months Ended June 30, 2005

	Revenues			Operating
				Profit
	Outside	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$748.6	$180.8	$929.4	$26.0
Construction Products Group	296.8	1.4	298.2	26.4
Inland Barge Group	108.7	—	108.7	2.0
Energy Equipment Group	95.4	5.5	100.9	12.4
Railcar Leasing and Management Services Group	101.1	—	101.1	26.6
All Other	2.1	17.6	19.7	(3.5)
Corporate	—	—	—	(15.7)
Eliminations	—	(205.3)	(205.3)	(16.1)

Consolidated Total	$1,352.7	$—	$1,352.7	$58.1

Note 4. Derivative Instruments
     In anticipation of a future debt issuance, the Company entered into interest rate swap transactions during 2005 and 2006. These instruments, with a notional amount of $200 million, fixed the interest rate on a portion of a future debt issuance associated with a railcar leasing transaction in 2006 and settled at maturity in the first quarter of 2006. The weighted average fixed interest rate under these instruments was 4.87%. These interest rate swaps are being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million of income recorded in other comprehensive income through the date the related debt issuance closed in May 2006. The balance will be amortized over the term of the related debt. As of June 30, 2006, the balance remaining in accumulated other comprehensive income was $4.4 million. The effect on the consolidated statement of operations for the three and six month periods ended June 30, 2006 was not material.
     As of June 30, 2006, the Company had interest rate swaps with a notional amount of $65 million outstanding to fix the LIBOR component of outstanding debt. No portion of these swaps was treated as ineffective during the three and six month periods ended June 30, 2006. The amount recorded in the consolidated balance sheet for these instruments was a net asset of $1.0 million as of June 30, 2006 with a $0.9 million balance of income in accumulated other comprehensive income. The effect on the consolidated statement of operations for the three and six month periods ended June 30, 2006 was income of $0.3 million and $0.6 million, respectively.
     The Company continues to maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect the Company’s operating profit and overall profitability from adverse price changes by entering into hedge instruments. Since the majority of these instruments do not qualify for hedge accounting treatment, any change in their valuation will be recorded directly to the consolidated statement of operations. The effect on the consolidated statement of operations for the three and six month periods ended June 30, 2006 was an expense of $0.1 million and $1.4 million, respectively. The amounts related to these instruments recorded in the consolidated statement of operations for the three and six month periods ended June 30, 2005 as well as the consolidated balance sheet for the year ended December 31, 2005 were not significant.

Note 5. Property, Plant, and Equipment
     The following table summarizes the components of property, plant, and equipment as of June 30, 2006 and December 31, 2005.

	June 30,	December 31,
	2006	2005
	(in millions)
Corporate/Manufacturing:
Land	$46.1	$43.2
Buildings and improvements	338.8	326.3
Machinery and other	408.2	427.7
Construction in progress	61.3	64.0

	854.4	861.2
Less accumulated depreciation	(597.1)	(592.5)

	257.3	268.7

Leasing:
Machinery	33.4	33.4
Equipment on lease	1,208.2	964.9
Construction in progress	0.8	—

	1,242.4	998.3
Less accumulated depreciation	(148.3)	(145.9)

	1,094.1	852.4

	$1,351.4	$1,121.1

Note 6. Warranties
     The Company provides for the estimated cost of product warranties at the time revenue is recognized related to products covered and assesses the adequacy of the resulting reserves on a quarterly basis. The change in the accruals for warranties for the three and six month periods ended June 30, 2006 and 2005 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	( in millions)		( in millions)
Beginning balance	$33.2	$21.2	$36.8	$19.3
Warranty costs incurred	(3.6)	(2.9)	(10.3)	(4.5)
Product warranty accrual	2.9	8.6	5.8	11.7
Currency translation	0.7	(0.4)	0.9	—
Discontinued operations	(0.3)	—	(0.3)	—

Ending balance	$32.9	$26.5	$32.9	$26.5

Note 7. Debt
     The following table summarizes the components of debt as of June 30, 2006 and December 31, 2005.

	June 30,	December 31,
	2006	2005
	(in millions)
Corporate/Manufacturing — Recourse:
Revolving commitment	$—	$—
Convertible subordinated notes	450.0	—
Senior notes	201.5	300.0
Other	4.2	2.6

	655.7	302.6

Leasing — Recourse
Equipment trust certificates	119.1	130.1

	119.1	130.1

	774.8	432.7

Leasing — Non-recourse
Secured railcar equipment notes	353.9	—
Warehouse facility	81.5	256.3

	435.4	256.3

Total debt	$1,210.2	$689.0

     At June 30, 2006, there were no borrowings under the Company’s $350 million revolving credit facility. In June 2006, the Company removed securitization requirements related to this credit facility, modified debt covenant requirements, and extended the maturity of this facility to April 2011. Due to outstanding letters of credit, $233.2 million was available under this facility as of June 30, 2006.
     In June 2006, the Company completed the sale of $450 million of Convertible Subordinated Notes due 2036 (“Convertible Subordinated Notes”). These Convertible Subordinated Notes bear an interest rate of 3 7/8% per annum on the principal amount payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2006. In addition, commencing with the six-month period beginning June 1, 2018, and for each six-month period thereafter, the Company will pay contingent interest to the holders of the Convertible Subordinated Notes under certain circumstances. These Convertible Subordinated Notes mature on June 1, 2036, unless earlier redeemed, repurchased, or converted. The conversion of the Convertible Subordinated Notes into cash and shares of the Company’s common stock is limited to specific circumstances described in the indenture. A conversion would be based on an initial conversion rate of 19.1472 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $52.23 per share, on a post-split basis. The Company used a portion of the proceeds from this sale to retire $98.5 million of Senior Notes and $0.7 million of Equipment Trust Certificates. The net gain on these repurchases as well as the write-off of related deferred loan fees were not significant.
     In May 2006, Trinity Rail Leasing V, L.P., a limited partnership (“TRL-V”) and a limited purpose, indirect wholly-owned subsidiary of the Company owned through the Company’s wholly-owned subsidiary Trinity Industries Leasing Company (“TILC”) issued $355.0 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2006-1A (the “Secured Railcar Equipment Notes”). The Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated May 24, 2006, between TRL-V and Wilmington Trust Company, as indentured trustee. These Secured Railcar Equipment Notes bear interest at a fixed rate of 5.9% per annum, payable monthly, and have a final maturity of May 14, 2036. These Secured Railcar Equipment Notes are limited recourse obligations of TRL-V only, secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-V.
     In March 2006, TILC increased its non-recourse warehouse facility by $125 million to $500 million. With the issuance of the Secured Railcar Equipment Notes, described above, the facility was reduced to $375 million in June 2006. This facility, established to finance railcars owned by TILC, had $81.5 million outstanding as of June 30, 2006. Advances under the facility bear interest at a defined index rate plus a margin, for an all in rate of 5.98% as of June 30, 2006. At June 30, 2006, $293.5 million was available under this facility.
     Terms and conditions of other debt are described in the Company’s Annual Report on Form 10-K.
     The remaining principal payments under existing debt agreements as of June 30, 2006 are as follows:

	Remaining
	six months
	of 2006	2007	2008	2009	2010	Thereafter
	(in millions)
Recourse:
Corporate/Manufacturing	$0.9	$2.0	$1.0	$0.3	$—	$651.5
Leasing – equipment trust certificates (Note 8)	—	43.5	14.2	61.4	—	—

Non-recourse:
Leasing –secured railcar equipment notes (Note 8)	6.4	13.4	16.5	15.3	16.4	285.9
Leasing –warehouse facility (Note 8)	1.5	2.0	52.0	26.0	—	—

Total principal payments	$8.8	$60.9	$83.7	$103.0	$16.4	$937.4

Note 8. Railcar Leasing and Management Services Group
     The Railcar Leasing and Management Services Group (Leasing Group) provides fleet management, maintenance, and leasing services. Selected combined financial information for the Leasing Group is as follows:

	June 30, 2006	December 31, 2005
	(in millions)
Balance Sheet
Cash	$27.2	$19.3
Property, plant, and equipment, net	1,094.1	852.4

Restricted assets	108.0	73.9
Debt
Recourse	119.1	130.1
Non-recourse	435.4	256.3

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	( in millions)		(in millions)
Statement of Operations
Revenues	$71.8	$48.6	$128.1	$101.1
Operating profit	24.2	13.0	41.8	26.6
     Interest expense, which is not a component of operating profit, was $8.7 million and $15.3 million for the three and six months ended June 30, 2006, respectively, and $4.4 million and $8.7 million, respectively, for the same periods last year.
     Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured by Trinity and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Leasing Group primarily enters into operating leases. Future minimum rental revenues on leases in each year are (in millions): the remaining six months of 2006 — $87.8; 2007 — $164.3; 2008 — $145.1; 2009 — $128.6; 2010 — $109.5 and $382.8 thereafter.
     The Leasing Group’s debt consists of both recourse and non-recourse debt. See Note 7 for maturities of the debt. Leasing Group equipment with a net book value of $837.2 million is pledged as collateral for Leasing Group debt.
Note 9. Other, Net
     Other, net consists of other (income) expense of the following items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Gain on disposition of property, plant, and equipment	$(12.1)	$(2.9)	$(12.4)	$(4.4)
Foreign currency exchange transactions	(0.7)	0.3	0.9	0.1
Loss on equity investments	0.2	0.2	0.1	0.5
Other	0.2	0.1	(0.1)	—

Other, net	$(12.4)	$(2.3)	$(11.5)	(3.8)

Note 10. Benefit Plans
     The following table summarizes the components of net periodic pension cost for the Company:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Service cost	$3.0	$2.5	$6.1	$5.1
Interest	4.6	4.2	9.1	8.4
Expected return on assets	(4.6)	(4.3)	(9.1)	(8.6)
Amortization and deferral	1.1	0.7	2.1	1.4
Profit sharing	1.5	1.4	2.8	2.8

Net expense	$5.6	$4.5	$11.0	$9.1

     The Company contributed $3.3 million and $4.8 million to the Company’s defined benefit pension plans for the three and six month periods ended June 30, 2006, respectively. The Company contributed $1.2 million and $2.3 million to the Company’s defined benefit pension plans for the three and six month periods ended June 30, 2005, respectively. Total contributions to the Company’s pension plans in 2006 are expected to be approximately $17.9 million.
Note 11. Stock-Based Compensation
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
     There were no options granted during the six month period ended June 30, 2006. The assumptions used for options granted for the three and six month periods ended June 30, 2005 and the resulting estimates of weighted-average fair value per share of options granted during that period are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Expected option life (years)	5.0 years	5.0 years
Risk free interest rate	4.0%	4.0%
Dividend yield	0.9%	0.9%
Common stock volatility	34.8%	34.8%
Weighted-average fair value of options granted during the period	$6.12	$6.15
     A summary of stock option activity as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below:

			Weighted-
			Average
		Weighted-	Remaining
	Number	Average	Contractual	Aggregate
	Of	Exercise	Terms	Intrinsic
	Shares	Price	(Years)	Value
				(in millions)
Options outstanding at January 1, 2006	4,030,772	$18.03	—
Granted	—	—	—
Exercised	(1,398,737)	17.69	—
Cancelled	(80,246)	14.01

Options outstanding at June 30, 2006	2,551,789	$18.34	5.4	$56.3

Exercisable at June 30, 2006	1,647,701	$19.79	4.1	$34.0

     The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $6.7 and $26.1 million, respectively.
Note 12. Net Income Applicable to Common Shareholders
     Basic net income applicable to common shareholders per common share is computed by dividing net income less dividend requirements on the Series B preferred stock by the weighted average number of common shares outstanding for the period. Except when the effect would be anti-dilutive, the calculation of diluted net income applicable to common shareholders includes the impact of shares that could be issued under outstanding stock options as well as common shares that would be issued at the conversion of the Series B preferred stock. In addition, the Series B preferred stock dividends are added back to income assuming the Series B preferred stock are converted into common stock. The number of anti-dilutive stock options for the three and six months ended June 30, 2006 was equivalent to 0.2 million and 0.1 million shares, respectively. The number of anti-dilutive stock options for the three and six months ended June 30, 2005 was equivalent to 2.8 million and 2.5 million shares, respectively. The Series B preferred stock was anti-dilutive for the six months ended June 30, 2005 and converted into common stock in February 2006.
     The computation of basic and diluted net income applicable to common shareholders follows:

	Three Months Ended			Three Months Ended
	June 30, 2006			June 30, 2005
	(in millions except per share amounts)
		Average			Average
	Income	Shares	EPS	Income	Shares	EPS

Income from continuing operations	$62.6			$20.5

Less: dividends on Series B preferred stock	—			(0.8)

Income from continuing operations applicable to common shareholders — basic	$62.6	77.34	$0.81	$19.7	70.50	$0.28

Effect of dilutive securities:
Stock options	—	1.96		—	1.05
Series B preferred stock	—	—		0.8	4.05

Income from continuing operations applicable to common shareholders - diluted	$62.6	79.30	$0.79	$20.5	75.60	$0.27

Income from discontinued operations, net of taxes — basic	$23.2	77.34	$0.30	$1.3	70.50	$0.02

Effect of dilutive securities:
Stock options	—	1.96		—	1.05
Series B preferred stock	—	—		—	4.05

Income from discontinued operations, net of taxes — diluted	$23.2	79.30	$0.29	$1.3	75.60	$0.02

Total earnings per common share:
Basic:
Continuing operations			$0.81			$0.28
Discontinued operations			0.30			0.02

Total basic			$1.11			$0.30

Diluted:
Continuing operations			$0.79			$0.27
Discontinued operations			0.29			0.02

Total diluted			$1.08			$0.29

	Six Months Ended			Six Months Ended
	June 30, 2006			June 30, 2005
	(in millions except per share amounts)
		Average			Average
	Income	Shares	EPS	Income	Shares	EPS

Income from continuing operations	$97.6			$25.7

Less: dividends on Series B preferred stock	—			(1.6)

Income from continuing operations applicable to common shareholders — basic	$97.6	76.11	$1.28	$24.1	70.50	$0.34

Effect of dilutive securities:
Stock options	—	2.04		—	1.20
Series B preferred stock	—	0.93		—	—

Income from continuing operations applicable to common shareholders - diluted	$97.6	79.08	$1.23	$24.1	71.70	$0.34

Income from discontinued operations, net of taxes — basic	$25.2	76.11	$0.33	$2.1	70.50	$0.03

Effect of dilutive securities:
Stock options	—	2.04		—	1.20
Series B preferred stock	—	0.93		—	—

Income from discontinued operations, net of taxes — diluted	$25.2	79.08	$0.32	$2.1	71.70	$0.03

Total earnings per common share:
Basic:
Continuing operations			$1.28			$0.34
Discontinued operations			0.33			0.03

Total basic			$1.61			$0.37

Diluted:
Continuing Operations			$1.23			$0.34
Discontinued Operations			0.32			0.03

Total Diluted			$1.55			$0.37

Note 13. Contingencies
     Barge Litigation
     The Company and its wholly owned subsidiary, Trinity Marine Products, Inc. (“TMP”), and certain material suppliers and others, are co-defendants in a lawsuit filed by Waxler Transportation. The plaintiff has petitioned the court for certification of a class which, if certified by the court, could significantly increase the total number of barges at issue. The current class representative owns four tank barges on which allegedly defective coatings were applied. These four barges were sold at an approximate average price of $1.4 million. Legal counsel for the Company and TMP has advised that factual disputes exist regarding the legal merits of class certification. Discovery is underway in Waxler but no date has been set for a class certification hearing or trial. Independent experts investigating the claims for the Company have opined that plaintiffs’ assertion the coating applied to the barges is a food source for microbiologically influenced corrosion is without merit. The Company and TMP are defending the Waxler case vigorously.
     In a separate action, the Company and TMP filed for declaratory judgment to determine the Company’s and TMP’s obligation for coatings applied to 23 tank barges and TMP’s rights and remedies under an insurance policy applicable to the barges in which TMP was named as an additional insured. This action is pending.
     Other Litigation
     A subsidiary of the Company, Transit Mix Concrete and Materials Company, Inc. (“Transit Mix”), is named as a defendant in a case involving the death of an employee of an independent contractor who was working at a Transit Mix facility. Following a jury verdict in favor of the plaintiff, the presiding judge entered a final judgment that, together with fees, costs, and judgment interest, now totals $44.2 million. This case has been appealed by Transit Mix and its insurers. Management believes liability in this case, if any, exceeding $3.0 million, will be covered by insurance.

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
     The Company is involved in various proceedings relating to environmental matters. The Company has reserved $12.4 million to cover probable and estimable liabilities of the Company with respect to investigation, assessment, and remedial response to such matters, taking into account currently available information and the Company’s contractual rights to indemnification and other recourse to third parties. However, estimates of future remedial response costs are necessarily imprecise. Accordingly, there can be no assurance that the Company will not become involved in future environmental litigation or other proceedings or, if the Company were found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company.
Note 14. Financial Statements for Guarantors of the Senior Notes
     On March 10, 2004, $300,000,000 of Senior Notes due 2014 were issued by Trinity Industries, Inc. (Parent) which includes the corporate operations and certain operations of the Construction Products Group and the Energy Equipment Group. The Senior Notes are fully and unconditionally and jointly and severally guaranteed by certain of Trinity’s wholly owned subsidiaries: Transit Mix Concrete & Material Company, Trinity Industries Leasing Company, Trinity Marine Products, Inc., Trinity Rail Group, LLC, Trinity Freight Car North America (formerly known as Thrall Trinity Freight Car, Inc.), Trinity Tank Car, Inc., and Trinity Parts and Components Inc. (formerly known as Trinity Rail Components and Repair, Inc.). No other subsidiaries guarantee the Senior Notes. During the second quarter of 2006, the Company repurchased $98.5 million of Senior Notes, leaving an outstanding principal balance of $201.5 million. As of June 30, 2006, assets held by the non-guarantor subsidiaries include $108.0 million of restricted assets that are not available for distribution to the Parent, $548.7 million of assets securing certain debt held by the non-guarantor subsidiaries, and $313.8 million of assets located in foreign locations.

Statement of Operations
For the Three Months Ended June 30, 2006

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$135.6	$523.8	$317.7	$(93.3)	$883.8
Cost of revenues	127.0	439.5	252.5	(93.3)	725.7
Selling, engineering, and administrative expenses	16.6	24.9	11.3	—	52.8

	143.6	464.4	263.8	(93.3)	778.5

Operating profit (loss)	(8.0)	59.4	53.9	—	105.3
Other (income) expense	(80.8)	10.3	3.2	68.7	1.4

Income (loss) from continuing operations before income taxes	72.8	49.1	50.7	(68.7)	103.9
Provision for income taxes	9.4	25.8	6.1	—	41.3

Income (loss) from continuing operations	63.4	23.3	44.6	(68.7)	62.6
Gain on sale of discontinued operations, net of provision for income taxes of $13.8	22.4	—	—	—	22.4
Income from discontinued operations, net of provision for income taxes of $0.6	—	—	0.8	—	0.8

Net income (loss)	$85.8	$23.3	$45.4	$(68.7)	$85.8

Statement of Operations
For the Six Months Ended June 30, 2006

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions )
Revenues	$245.0	$995.3	$601.5	$(213.2)	$1,628.6
Cost of revenues	238.8	835.5	486.5	(213.2)	1,347.6
Selling, engineering and administrative expenses	35.1	48.7	21.4	—	105.2

	273.9	884.2	507.9	(213.2)	1,452.8

Operating profit (loss)	(28.9)	111.1	93.6	—	175.8
Other (income) expense	(129.0)	8.6	8.1	126.0	13.7

Income (loss) from continuing operations before income taxes	100.1	102.5	85.5	(126.0)	162.1
Provision (benefit) for income taxes	(0.3)	44.8	20.0	—	64.5

Income (loss) from continuing operations	100.4	57.7	65.5	(126.0)	97.6
Gain on sale of discontinued operations, net of provision for income taxes of $13.8	22.4	—	—	—	22.4
Income from discontinued operations, net of provision for income taxes of $1.7	—	—	2.8	—	2.8

Net income (loss)	$122.8	$57.7	$68.3	$(126.0)	$122.8

Statement of Operations
For the Three Months Ended June 30, 2005

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$117.1	$414.4	$229.9	$(43.4)	$718.0
Cost of revenues	109.8	357.5	205.3	(43.4)	629.2
Selling, engineering and administrative expenses	14.9	21.9	10.6	—	47.4

	124.7	379.4	215.9	(43.4)	676.6

Operating profit (loss)	(7.6)	35.0	14.0	—	41.4
Other (income) expense	(22.9)	(2.7)	(1.6)	34.9	7.7

Income (loss) from continuing operations before income taxes	15.3	37.7	15.6	(34.9)	33.7
Provision (benefit) for income taxes	(6.5)	13.4	6.3	—	13.2

Income (loss) from continuing operations	21.8	24.3	9.3	(34.9)	20.5
Income from discontinued operations, net of provision for income taxes of $0.8	—	—	1.3	—	1.3

Net income (loss)	$21.8	$24.3	$10.6	$(34.9)	$21.8

Statement of Operations
For the Six Months Ended June 30, 2005

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$221.3	$778.3	$433.9	$(80.8)	$1,352.7
Cost of revenues	200.6	677.2	404.8	(80.8)	1,201.8
Selling, engineering and administrative expenses	28.4	44.0	20.4	—	92.8

	229.0	721.2	425.2	(80.8)	1,294.6

Operating profit (loss)	(7.7)	57.1	8.7	—	58.1
Other (income) expense	(22.6)	(2.3)	(6.3)	47.3	16.1

Income (loss) from continuing operations before income taxes	14.9	59.4	15.0	(47.3)	42.0
Provision (benefit) for income taxes	(12.9)	22.5	6.7	—	16.3

Income (loss) from continuing operations	27.8	36.9	8.3	(47.3)	25.7
Income from discontinued operations, net of provision for income taxes of $1.3	—	—	2.1	—	2.1

Net income (loss)	$27.8	$36.9	$10.4	$(47.3)	$27.8

Balance Sheet
June 30, 2006

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$372.1	$14.3	$61.5	$—	$447.9
Receivables, net of allowance	71.1	173.4	84.3	—	328.8
Inventory	58.3	288.6	170.8	—	517.7
Property, plant, and equipment, net	47.6	414.3	889.5	—	1,351.4
Investments in subsidiaries/ intercompany receivable (payable), net	1,556.3	(322.7)	41.0	(1,274.6)	—
Goodwill and other assets	197.1	389.6	202.9	(109.6)	680.0

	$2,302.5	$957.5	$1,450.0	$(1,384.2)	$3,325.8

Liabilities:
Accounts payable and accrued liabilities	$287.1	$222.7	$181.4	$(26.7)	$664.5
Debt	653.4	121.4	435.4	—	1,210.2
Deferred income	15.8	2.7	25.6	—	44.1
Other liabilities	13.9	138.4	5.3	(82.9)	74.7

Series B redeemable convertible preferred stock	—	—	—	—	—
Total stockholders’ equity	1,332.3	472.3	802.3	(1,274.6)	1,332.3

	$2,302.5	$957.5	$1,450.0	$(1,384.2)	$3,325.8

Balance Sheet
December 31, 2005

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$110.8	$0.3	$39.8	$—	$150.9
Receivables, net of allowance	49.7	115.3	85.1	—	250.1
Inventory	58.4	238.8	147.0	—	444.2
Property, plant, and equipment, net	46.9	399.2	675.0	—	1,121.1
Investments in subsidiaries/ intercompany receivable (payable), net	1,318.1	(215.4)	39.6	(1,142.3)	—
Goodwill and other assets	194.7	366.9	173.1	(114.5)	620.2

	$1,778.6	$905.1	$1,159.6	$(1,256.8)	$2,586.5

Liabilities:
Accounts payable and accrued liabilities	$258.8	$218.1	$159.6	$(6.6)	$629.9
Debt	301.5	131.2	256.3	—	689.0
Deferred income	31.9	2.8	10.5	—	45.2
Other liabilities	13.3	138.4	5.5	(107.9)	49.3
Series B redeemable convertible preferred stock	58.7	—	—	—	58.7
Total stockholders’ equity	1,114.4	414.6	727.7	(1,142.3)	1,114.4

	$1,778.6	$905.1	$1,159.6	$(1,256.8)	$2,586.5

Statement of Cash Flows
For the Six Months Ended June 30, 2006

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (required) provided by operating activities	$(144.3)	$38.6	$72.6	$—	$(33.1)
Net cash required by investing activities	45.3	(14.8)	(230.0)	—	(199.5)
Net cash provided (required) by financing activities	360.3	(9.8)	179.1	—	529.6

Net (decrease) increase in cash and cash equivalents	261.3	14.0	21.7	—	297.0
Cash and equivalents at beginning of period (1)	110.8	0.3	39.8	—	150.9

Cash and equivalents at end of period (1)	$372.1	$14.3	$61.5	$—	$447.9

(1)	There were no cash or cash equivalents related to discontinued operations included in these period ending balances.
Statement of Cash Flows
For the Six Months Ended June 30, 2005

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (required) provided by operating activities	$(97.5)	$17.9	$67.5	$—	$(12.1)
Net cash (required) provided by investing activities	(0.2)	21.2	(180.3)	—	(159.3)
Net cash (required) provided by financing activities	(3.9)	(38.6)	124.7	—	82.2

Net increase decrease in cash and cash equivalents	(101.6)	0.5	11.9	—	(89.2)
Cash and equivalents at beginning of period (1)	138.3	0.4	43.6	—	182.3

Cash and equivalents at end of period (1)	$36.7	$0.9	$55.5	$—	$93.1

(1)	There were no cash or cash equivalents related to discontinued operations included in these period ending balances.
Note 15. Subsequent Events
     Subsequent to June 30, 2006, the Company entered into a definitive agreement to sell the Company’s European Rail business to an investment firm (“Purchaser”) for $30.0 million plus working capital, as defined in the agreement, and the assumption of leases with obligations totaling approximately $6.0 million. A portion of the sales price will be financed with a $13.5 million note from the Purchaser to the Company secured by stock of one of the companies sold. The sale is expected to close no later than August 15, 2006. The sale of the European rail business is not expected to have a significant impact on future results of operations or financial position for the Company and will eliminate foreign currency translations amounts recorded in Other Comprehensive Income.
     The assets and liabilities of the European Rail business as of June 30, 2006 and December 31, 2005 were as follows:
Assets of European Rail Business:

	June 30,	December 31,
	2006	2005
	(in millions)
Cash and cash equivalents	$7.7	$7.8
Accounts receivable	10.8	10.4
Inventories	21.2	24.1
Other current assets	1.2	0.5
Property, plant and equipment, net	34.1	30.2
Other assets	7.4	7.0

Total assets	$82.4	$80.0

Liabilities of European Rail Business:

	June 30,	December 31,
	2006	2005
	(in millions)
Accounts payable and accrued liabilities	$32.2	$25.0
Other liabilities	2.4	2.5

Total liabilities	$34.6	$27.5

     In connection with the signing of the definitive agreement, the Company entered into a Transition Services Agreement. In exchange for specified fees, the Company will provide to the Purchaser certain services including consulting in the areas of accounting, tax, information technology, and use of certain facilities through December 31, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     On May 15, 2006, the Company’s Board of Directors authorized a 3-for-2 stock split on its common shares. The stock split was issued in the form of a 50% stock dividend. The record date for the stock dividend was May 26, 2006 and the additional shares were distributed to shareholders on June 9, 2006. All share and per share information, including dividends, has been retroactively adjusted to reflect the 3-for-2 stock split, except for the statements of stockholders’ equity which reflect the stock split by reclassifying from “Capital in Excess of Par Value” to “Common Stock” an amount equal to the par value of the additional shares issued to effect the stock split.
     On May 15, 2006, the Company announced that it would increase its quarterly cash dividend to 6 cents a share from 4.67 cents per share, on a post-split basis, payable on July 31, 2006 to stockholders of record on July 14, 2006.
     In June 2006, the Company completed the stock sale of its weld pipe fittings business to an investment firm for $54.3 million cash. The sale resulted in an after-tax gain of $22.4 million. Segment information has been retroactively adjusted for this change, removing the effect of the discontinued operation from historical operations.
     In June 2006, the Company completed the sale of $450 million of Convertible Subordinated Notes due 2036 (“Convertible Subordinated Notes”). These Convertible Subordinated Notes bear an interest rate of 3 7/8% per annum on the principal amount payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2006. We used a portion of the proceeds from this sale to retire $98.5 million of Senior Notes and $0.7 million of Equipment Trust Certificates.
     In May 2006, Trinity Rail Leasing V, L.P., a limited partnership (“TRL-V”) and a limited purpose, indirect wholly-owned subsidiary of the Company owned by the Company through the Company’s wholly-owned subsidiary Trinity Industries Leasing Company (“TILC”) issued $355.0 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2006-1A (the “Secured Railcar Equipment Notes”). These Secured Railcar Equipment Notes bear interest at a fixed rate of 5.9% per annum, payable monthly, and have a final maturity of May 14, 2036. See Liquidity and Capital Resources.
     The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes thereto appearing elsewhere in this document.
Overall Summary
     Revenues

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Revenues			Revenues			Percent
	Outside	Intersegment	Total	Outside	Intersegment	Total	Change
	(in millions)
Rail Group	$450.4	$120.8	$571.2	$386.8	$108.2	$495.0	15.4%
Construction Products Group	188.6	0.1	188.7	166.2	1.1	167.3	12.8
Inland Barge Group	90.0	—	90.0	63.8	—	63.8	41.1
Energy Equipment Group	81.6	2.1	83.7	51.3	2.9	54.2	54.4
Railcar Leasing and Management Services Group	71.8	—	71.8	48.6	—	48.6	47.7
All Other	1.4	11.8	13.2	1.3	9.0	10.3	28.2
Eliminations	—	(134.8)	(134.8)	—	(121.2)	(121.2)

Consolidated Total	$883.8	$—	$883.8	$718.0	$—	$718.0	23.1%

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Revenues			Revenues			Percent
	Outside	Intersegment	Total	Outside	Intersegment	Total	Change
	(in millions)
Rail Group	$841.8	$269.3	$1,111.1	$748.6	$180.8	$929.4	19.6%
Construction Products Group	336.6	0.6	337.2	296.8	1.4	298.2	13.1
Inland Barge Group	172.0	—	172.0	108.7	—	108.7	58.2
Energy Equipment Group	147.4	4.5	151.9	95.4	5.5	100.9	50.5
Railcar Leasing and Management Services Group	128.1	—	128.1	101.1	—	101.1	26.7
All Other	2.7	21.8	24.5	2.1	17.6	19.7	24.4
Eliminations	—	(296.2)	(296.2)	—	(205.3)	(205.3)

Consolidated Total	$1,628.6	$—	$1,628.6	$1,352.7	$—	$1,352.7	20.4%

     Revenues for the three and six month periods ended June 30, 2006 increased due to an increase in sales across all segments. Outside sales continue to provide the majority of the increase reported by the Rail Group. The increase in revenues for the Construction Products Group was primarily attributable to an increase in raw material costs which have resulted in higher sales prices as well as an increase in market demand. For the three months ended June 30, 2006, the results were partially offset by unfavorable weather conditions, resulting in lower volume for the Concrete and Aggregates business. For the Inland Barge Group, an increase in hopper barge sales was the primary attribute for the increase in revenues. An increase in the sale of structural wind towers was the primary reason for the increase in revenues in the Energy Equipment Group. The increase in revenue in the Railcar Leasing and Management Services Group resulted from an increase in the size of the fleet, higher lease rates and an increase in sales of cars from the lease fleet.
     Operating Profit (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Rail Group	$59.9	$17.2	$116.9	$26.0
Construction Products Group	20.1	20.9	29.4	26.4
Inland Barge Group	10.5	5.4	17.1	2.0
Energy Equipment Group	11.9	7.2	23.0	12.4
Railcar Leasing and Management Services Group	24.2	13.0	41.8	26.6
All Other	(0.4)	(1.6)	(3.2)	(3.5)
Corporate	(8.7)	(9.1)	(18.5)	(15.7)
Eliminations	(12.2)	(11.6)	(30.7)	(16.1)

Consolidated Total	$105.3	$41.4	$175.8	$58.1

     Our operating profit for the three and six months ended June 30, 2006 increased as the result of improved revenues coupled with cost savings due to increased volumes in our manufacturing businesses, improved pricing, and an increase in the size of our lease fleet.
     Other Income and Expense. Interest expense, net of interest income was $13.8 million and $25.2 million, respectively, for the three and six month periods ended June 30, 2006 compared to $10.0 million and $19.9 million, respectively, for the same periods last year. Interest income increased $1.5 million and $2.1 million, respectively, over the same periods last year due to an increase in investments resulting from an increase in cash available for investment, the funding of the Convertible Subordinated Notes (Note 7 in the consolidated financial statements), and higher interest rates. Interest expense increased $5.3 million and $7.4 million, respectively, over the same periods last year. The increase in interest expense was due to an increase in debt levels and higher interest rates. Other, net increase was primarily the result of gains on the disposal of property, plant and equipment.
     Income Taxes. The current effective tax rate for continuing operations for the three and six month periods ended June 30, 2006 of 39.8% was greater than the statutory rate of 35.0% due to state income taxes and the impact of certain foreign tax losses in jurisdictions with a lower tax rate or in foreign locations where tax benefits were not recorded. The prior year current effective tax rates for continuing operations of 39.2% and 38.8%, respectively, were due to state income taxes and the impact of certain foreign tax losses in jurisdictions with a lower tax rate or in foreign locations where tax benefits were not recorded.
Rail Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Percent	2006	2005	Percent
	(in millions)		Change	(in millions)		Change
Revenues:
North American Rail	$473.8	$425.7	11.3%	$936.2	$792.1	18.2%
European Rail	34.2	28.5	20.0	54.2	63.1	(14.1)
Components	63.2	40.8	54.9	120.7	74.2	62.7

Total revenues	$571.2	$495.0	15.4	$1,111.1	$929.4	19.6

Operating profit	$59.9	$17.2		$116.9	$26.0
Operating profit margin	10.5%	3.5%		10.5%	2.8%
     Railcars shipped in North America increased 3.6% to 6,233 cars and 9.4% to 12,397 cars during the three and six month periods ended June 30, 2006 compared to the same periods in 2005. As of June 30, 2006, our North American backlog was 29,320 cars compared to approximately 17,500 cars as of June 30, 2005.

     Railcars shipped in Europe increased 27.9% to approximately 300 cars for the three month period ended June 30, 2006 and decreased 27.8% to approximately 500 cars for the six month period ended June 30, 2006 compared to the same periods last year. As of June 30, 2006, our European backlog was approximately 1,900 cars compared to approximately 1,000 cars on the same date last year.
     Operating profit for the Rail Group increased $42.7 million and $90.9 million for the three and six month periods ended June 30, 2006 compared to the same periods last year. These increases are primarily due to increased pricing and volume, as well as improved operating efficiencies, particularly in North American Rail. The three month and six month periods ended June 30, 2005 included an increase in warranty expense and a write-off of goodwill associated with European operations.
     In the three months ended June 30, 2006 railcar sales to the Railcar Leasing and Management Services Group were $119.4 million compared to $107.5 million in the comparable period in 2005 with profit of $12.2 million compared to $11.6 million for the same period in 2005. In the six months ended June 30, 2006 railcar sales to the Railcar Leasing and Management Services Group were $267.5 million compared to $179.7 million in the comparable period in 2005 with profit of $30.7 million compared to $16.1 million for the same period in 2005. Sales to the Railcar Leasing and Management Services Group and related profits are included in the operating results of the Rail Group but are eliminated in consolidation.
Construction Products Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Percent	2006	2005	Percent
	(in millions)		Change	(in millions)		Change
Revenues:
Concrete and Aggregates	$103.8	$101.0	2.8%	$193.9	$178.5	8.6%
Highway Products	70.5	54.0	30.6	116.0	94.3	23.0
Other	14.4	12.3	17.1	27.3	25.4	7.5

Total revenues	$188.7	$167.3	12.8	$337.2	$298.2	13.1

Operating profit	$20.1	$20.9		$29.4	$26.4
Operating profit margin	10.7%	12.5%		8.7%	8.9%
     The increase in revenues for the three and six month periods ended June 30, 2006 compared to the same periods in 2005 was primarily attributable to an increase in raw material costs which resulted in higher sales prices coupled with an increase in product sales volume. For the three months ended June 30, 2006, the results were partially offset by unfavorable weather conditions, resulting in lower volume for the Concrete and Aggregates business. Operating cost increases and inefficiencies associated with more unfavorable weather in Texas contributed to lower margins in the three and six months ended June 30, 2006 compared to the same periods last year.
     Condensed results of operations related to the weld pipe fittings business for the three and six month periods ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Percent	2006	2005	Percent
	(in millions)		Change	(in millions)		Change
Revenues	$11.9	$13.3	(10.5)%	$28.0	$25.5	9.8%
Operating profit	$1.4	$2.1		$4.5	$3.3
Operating profit margin	11.8%	15.8%		16.1%	12.9%
Inland Barge Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Percent	2006	2005	Percent
	(in millions)		Change	(in millions)		Change
Revenues	$90.0	$63.8	41.1%	$172.0	$108.7	58.2%
Operating profit	$10.5	$5.4		$17.1	$2.0
Operating profit margin	11.7%	8.5%		9.9%	1.8%

     Revenues increased for the three and six month periods ended June 30, 2006 compared to the same periods in the prior year due to an increase in the sales of hopper barges as well as an increase in raw material costs which resulted in higher sales prices. A change in the mix of tank barges sold also contributed to the increase in revenues for the six months ended June 30, 2006. Operating profit for the three and six months ended June 30, 2006 increased compared to the same period last year primarily due to an increase in sales, a change in mix, and the ability to pass on steel cost increases to our customers. Barge litigation and related costs were $1.1 million and $1.8 million, respectively, for the three and six month periods ended June 30, 2006 and $ 1.0 million and $ 2.3 million, respectively, for the same periods in 2005. Barge litigation settlements for the three and six months ended June 30, 2005 were $3.3 million.
Energy Equipment Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Percent	2006	2005	Percent
	(in millions)		Change	(in millions)		Change
Revenues	$83.7	$54.2	54.4%	$151.9	$100.9	51.0%
Operating profit	$11.9	$7.2		$23.0	$12.4
Operating profit margin	14.2%	13.3%		15.1%	12.3%
     Revenues increased for the three and six month periods ended June 30, 2006 compared to the same periods in 2005, primarily due to sales of structural wind towers. Activity in the structural wind towers business resumed in the latter part of 2004 with the anticipated passage of the Energy Policy Act of 2005, which provided production tax credits on wind generated energy. The operating profit margins for the three and six month periods ended June 30, 2006 were higher than the same periods last year due to increased sales of structural wind towers.
Railcar Leasing and Management Services Group

	Three Months			Six Months
	Ended			Ended
	June 30,			June 30,
	2006	2005	Percent	2006	2005	Percent
	(in millions)		Change	(in millions)		Change
Revenues:
Leasing and management	$53.1	$41.4	28.3%	$100.2	$79.4	26.2%
Sales of cars from the lease fleet	18.7	7.2	159.7	27.9	21.7	28.6

Total revenues	$71.8	$48.6	47.7	$128.1	$101.1	26.7

Operating Profit:
Leasing and management	$21.1	$11.6		$37.1	$21.1
Sales of cars from the lease fleet	3.1	1.4		4.7	5.5

Total operating profit	$24.2	$13.0		$41.8	$26.6
Operating profit margin	33.7%	26.7%		32.6%	26.3%
Fleet utilization	99.6%	99.3%		99.6%	99.3%
     Total revenues increased for the three and six month periods ended June 30, 2006 compared to the same periods last year due to increased rental revenues related to additions to the lease fleet, higher average rental rates, and sales of cars from the lease fleet. Sales of cars from the lease fleet increased for the three and six months ended June 30, 2006 compared to the same periods last year. Operating profit for leasing and management operations increased for the three and six month periods ended June 30, 2006 primarily attributable to additions to the lease fleet, higher average lease rates, and a change in depreciation expense due to the extension of the estimated useful lives of railcars in the fourth quarter of 2005.
     To fund the continued expansion of its lease fleet to meet market demand, the Leasing Group uses its non-recourse warehouse facility to provide initial financing for a portion of the manufacturing costs of the cars. Subsequently, the Leasing Group generally obtains long-term financing for the cars in the lease fleet through long-term recourse debt such as equipment trust certificates, long-term non-recourse operating leases pursuant to sales/leaseback transactions, or asset-backed securities. In May 2006, Trinity Rail Leasing V, L.P., a limited partnership (“TRL-V”) and a limited purposed, indirect wholly-owned subsidiary of the Company owned through the Company’s wholly-owned subsidiary Trinity Industries Leasing Company (“TILC”) issued $355.0 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2006-1A (the “Secured Railcar Equipment Notes”). The Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated May 24 2006, between TRL-V and Wilmington Trust Company, as indentured trustee. These Secured Railcar Equipment Notes bear interest at a fixed rate of 5.9% per annum, payable monthly, have a final maturity of May 14, 2036 and are limited recourse obligations of TRL-V only, secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-V.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Operating profit – leasing and management	$21.1	$11.6	$37.1	$21.1
Add: Depreciation and amortization	7.2	6.3	14.0	11.6
Rental expense	11.2	12.1	22.7	24.5

EBITDAR	$39.5	$30.0	$73.8	$57.2

EBITDAR margin	74.4%	72.5%	73.7%	72.0%
     The increase in EBITDAR for the three and six month periods ended June 30, 2006 was due to higher average lease rates and an increase in the size of the fleet.
All Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Percent	2006	2005	Percent
	(in millions)		Change	(in millions)		Change
Revenues	$13.2	$10.3	28.2%	$24.5	$19.7	24.4%
Operating profit (loss)	$(0.4)	$(1.6)		$(3.2)	$(3.5)
     The increase in revenues for the three and six month periods ended June 30,2006 over the same periods last year was primarily attributable to an increase in intersegment sales by our transportation company. The operating loss for the three and six month periods ended June 30, 2006 was primarily due to legal and environmental costs associated with non-operating plants. Expense related to the market valuation of ineffective commodity hedges is also a factor in the operating loss for the six months ended June 30, 2006.
Liquidity and Capital Resources
2006 Financing Activity
     At June 30, 2006, there were no borrowings under the Company’s $350 million revolving credit facility. In June 2006, the Company removed securitization requirements related to this credit facility, refined debt covenant requirements, and extended the maturity to April 2011.
     In June 2006, the Company completed the sale of $450 million of Convertible Subordinated Notes due 2036 (“Convertible Subordinated Notes”). These Convertible Subordinated Notes bear an interest rate of 3 7/8% per annum on the principal amount payable semi-annually in arrears on June 1 and December 1 of each year, beginning on December 1, 2006. In addition, commencing with the six-month period beginning June 1, 2018, and for each six-month period thereafter, the Company will pay contingent interest to the holders of the Convertible Subordinated Notes under certain circumstances. These Convertible Subordinated Notes mature on June 1, 2036, unless earlier redeemed, repurchased, or converted. The conversion of the Convertible Subordinated Notes into cash and shares of the Company’s common stock is limited to specific circumstances described in the indenture. A conversion would be based on an initial conversion rate of 19.1472 shares of common stock per $1,000 principal amount, which is equivalent to an initial conversion price of approximately $52.23 per share, on a post-split basis. The Company used a portion of the proceeds from this sale to retire $98.5 million of Senior Notes and $0.7 million of Equipment Trust certificates.

     In May 2006, Trinity Rail Leasing V, L.P., a limited partnership (“TRL-V”) and a limited purpose, indirect wholly-owned subsidiary of the Company owned through the Company’s wholly-owned subsidiary Trinity Industries Leasing Company (“TILC”) issued $355.0 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2006-1A (the “Secured Railcar Equipment Notes”). The Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated May 24, 2006, between TRL-V and Wilmington Trust Company, as indentured trustee. These Secured Railcar Equipment Notes bear interest at a fixed rate of 5.9% per annum, payable monthly, and have a final maturity of May 14, 2036. In addition, there Secured Railcar Equipment Notes are limited recourse obligations of TRL-V only, secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-V.
     In March 2006, Trinity Industries Leasing Company’s (“TILC”) current warehouse facility was increased by $125 million to a $500 million line and will continue to be used to finance railcars owned by TILC. With the issuance of the Secured Railcar Equipment Notes, described above, the facility was reduced to $375 million in June 2006. At June 30, 2006, there was $81.5 million outstanding on this facility.
     In anticipation of a future debt issuance, we entered into interest rate swap transactions during 2005 and 2006. These instruments, with a notional amount of $200 million, fixed the interest rate on a future debt issuance associated with a railcar leasing transaction in 2006 and settled at maturity in the first quarter of 2006. The weighted average fixed interest rate under these instruments was 4.87%. These interest rate swaps are being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million of income recorded in other comprehensive income. The future debt issuance closed in the second quarter of 2006 (see details of the Secured Railcar Equipment Notes above). As of June 30, 2006, the balance remaining in accumulated other comprehensive income was $4.4 million. The effect on the consolidated statement of operations for the three and six month periods ending June 30, 2006 was not material.
     As of June 30, 2006, we had $65.0 million of interest rate swaps outstanding to fix the LIBOR component of outstanding debt. No portion of these swaps was treated as ineffective during the three or six month periods ending June 30, 2006. The amount recorded on the consolidated balance sheet for these instruments was a net asset of $1.0 million as of June 30, 2006 with a $0.9 million balance in accumulated other comprehensive income. The effect on the consolidated statement of operations for the three and six month periods June 30, 2006 was income of $0.3 million and $0.6 million, respectively.
Cash Flows
     Operating Activities. Net cash required by operating activities for the six months ended June 30, 2006 was $33.1 million compared to $12.1 million of net cash required by operating activities for the same period in 2005. This was primarily due to an increase in inventories and other assets for the six month period, partially offset by an increase in net income and accounts payable. The increase in inventories and accounts payable are related to increased production volumes.
     Investing Activities. Net cash required by investing activities for the six months ended June 30, 2006 was $199.5 million compared to $159.3 million for the same period last year. Capital expenditures for the six months ended June 30, 2006 were $296.2 million, of which $238.1 million were for additions to the lease subsidiary. This compares to $186.7 million of capital expenditures for the same period last year, of which $163.9 million were for additions to the lease subsidiary. Proceeds from the sale of property, plant and equipment were $44.7 million for the six months ended June 30, 2006 composed primarily of railcar sales from the lease fleet and the sale of non-operating assets, compared to $27.4 million for the same period in 2005 composed primarily of railcar sales from the lease fleet and non-operating assets. For the six months ended June 30, 2006, $2.3 million of cash was required for an acquisition by our Construction Products Group and $54.3 million in cash was provided by the sale of our weld pipe fittings business, which was previously included in the Construction Products Group.
     Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2006 was $529.6 million compared to $82.2 million for the same period in 2005. We intend to use our cash to fund the operations of the Company, including expansion of manufacturing plants and additions to the leasing fleet.
Contractual Obligation and Commercial Commitments
     As of June 30, 2006, other commercial commitments related to letters of credit increased to $121.0 million from $118.9 million as of December 31, 2005. Refer to Note 7 in the consolidated financial statements for changes to our outstanding debt and maturities. Other commercial commitments that relate to operating leases under sale/leaseback transactions were basically unchanged as of June 30, 2006.

Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“SFAS No. 109”).” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 31, 2006. We will be required to adopt this interpretation in the first quarter of 2007. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the consolidated financial statements.
Subsequent Events
     Subsequent to June 30, 2006, the Company entered into a definitive agreement to sell the Company’s European Rail business to an investment firm (“Purchaser”) for $30.0 million plus working capital, as defined in the agreement, and the assumption of leases with obligations totaling approximately $6.0 million. A portion of the sales price will be financed with a $13.5 million note from the Purchaser to the Company secured by stock of one of the companies sold. The sale is expected to close no later than August 15, 2006. The sale of the European rail business is not expected to have a significant impact on future results of operations or financial position for the Company and will eliminate foreign currency translations amounts recorded in Other Comprehensive Income.
     In connection with the signing of the definitive agreement, the Company entered into a Transition Services Agreement. In exchange for specified fees, the Company will provide to the Purchaser certain services including consulting in the areas of accounting, tax, information technology, and use of certain facilities through December 31, 2006.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There has been no material change in our market risks since December 31, 2005. Refer to Note 4 in the consolidated financial statements for a discussion of the impact of hedging activity for the six months ended June 30, 2006. Refer to Note 7 in the consolidated financial statements for a discussion of debt related activity for the six months ended June 30, 2006.
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

PART II
Item 1. Legal Proceedings
     The information provided in Note 13 in the consolidated financial statements on page 17 is hereby incorporated into this Part II, Item 1 by reference.
Item 1A. Risk Factors
     There have been no material changes from the risk factors previously disclosed in Item 1A of our 2005 annual report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended June 30, 2006:

	Number of	Average Price Paid
Period	Shares Purchased (1)	per Share (1)
April 1, 2006 through April 30, 2006	17,719	$38.02
May 1, 2006 through May 31, 2006	20,668	$46.64
June 1, 2006 through June 30, 2006	—	—

Total	38,387	$42.66

(1)	This column includes the following transactions during the three months ended June 30, 2006: (i) the deemed surrender to the Company on 14,715 shares of Common Stock to pay the exercise price and satisfy tax withholding requirements in connection with the exercise of employee stock options and (ii) the deemed surrender to the Company on 23,672 shares of Common Stock to satisfy tax withholding requirements in connection with the vesting of employee restricted stock.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     At the Annual Meeting of Stockholders held May 15, 2006, stockholders elected eight (8) directors for a one-year term (Proposal 1) and approved ratification of Ernst & Young as independent auditors for the year ending December 31, 2006 (Proposal 2). The vote tabulation follows for each proposal:
Proposal 1 – Election of Directors

Nominee	For	Withheld
Rhys J. Best	47,369,509	82,124
David W. Biegler	47,253,746	197,887
Ronald J. Gafford	47,372,813	78,820
Clifford J. Grumm	47,243,273	208,360
Ronald W. Haddock	47,373,680	77,953
Jess T. Hay	37,896,698	9,554,935
Diana S. Natalicio	47,364,309	87,324
Timothy R. Wallace	47,249,163	202,470
     Proposal 2 – Independent Auditors

For	Against	Abstentions	Broker Non-votes
47,140,970	291,687	18,974	—
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit Number	Description

1.01	Underwriting Agreement, dated June 1, 2006, between Trinity Industries, Inc. and J.P. Morgan Securities Inc., Banc of America Securities LLC, and Wachovia Capital Markets, LLC on behalf of themselves and the other underwriters listed on Schedule 1 thereto (incorporated by reference to exhibit 1.01 to our Form 8-K filed June 7, 2006.)

4.01	Indenture, dated June 7, 2006, between Trinity Industries, Inc. and Wells Fargo Bank, National Association, as trustee (including the Form of 3 7/8% Convertible Subordinated Note due 2036 as an exhibit thereto) (incorporated by reference to exhibit 4.01 to our Form 8-K filed June 7, 2006).

4.01.1	Officers’ Certificate of Trinity Industries, Inc. pursuant to the Indenture dated June 7. 2006, relating to the Company’s 3 7/8% Convertible Subordinated Notes due 2036 (filed herewith).

4.2.5	Agreement of Substitution and Amendment of Common Shares Rights Agreement dated March 6, 2006 (filed herewith).

4.2.6	Certificate of Adjustment to the Rights Agreement dated March 11, 1999 (filed herewith).

10.18.2	First Amendment to the Second Amended and Restated Credit Agreement dated June 9, 2006, amending the Second Amended and Restated Credit Agreement dated April 20, 2005 (filed herewith).

10.18.3	Second Amendment to the Second Amended and Restated Credit Agreement dated June 21, 2006, amending the Second Amended and Restated Credit Agreement dated April 20, 2005 (filed herewith).

10.19.11	Amendment No. 10 to the Warehouse Loan Agreement, amending the Warehouse Loan Agreement dated March 30, 2006 (incorporated by reference to exhibit 10.19.11 to our Form 10-Q filed May 4, 2006).

10.19.12	Amendment No. 11 to the Warehouse Loan Agreement, amending the Warehouse Loan Agreement dated June 7, 2006 (filed herewith).

10.26	Purchase and Contribution Agreement, dated May 18, 2006, among Trinity Industries Leasing Company, Trinity Leasing Trust II, and Trinity Rail Leasing V L.P. (filed herewith).

10.26.1	Master Indenture dated May 18, 2006, between Trinity Rail Leasing V L.P. and Wilmington Trust Company, as indenture trustee (filed herewith).

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer (filed herewith).

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By	/s/ WILLIAM A. MCWHIRTER II

Registrant		William A. McWhirter II
Senior Vice President and
Chief Financial Officer
August 3, 2006

INDEX TO EXHIBITS

Exhibit Number	Description

1.01	Underwriting Agreement, dated June 1, 2006, between Trinity Industries, Inc. and J.P. Morgan Securities Inc., Banc of America Securities LLC, and Wachovia Capital Markets, LLC on behalf of themselves and the other underwriters listed on Schedule 1 thereto (incorporated by reference to exhibit 1.01 to our Form 8-K filed June 7, 2006.)

4.01	Indenture, dated June 7, 2006, between Trinity Industries, Inc. and Wells Fargo Bank, National Association, as trustee (including the Form of 3 7/8% Convertible Subordinated Note due 2036 as an exhibit thereto) (incorporated by reference to exhibit 4.01 to our Form 8-K filed June 7, 2006).

4.01.1	Officers’ Certificate of Trinity Industries, Inc. pursuant to the Indenture dated June 7. 2006, relating to the Company’s 3 7/8% Convertible Subordinated Notes due 2036 (filed herewith).

4.2.5	Agreement of Substitution and Amendment of Common Shares Rights Agreement dated March 6, 2006 (filed herewith).

4.2.6	Certificate of Adjustment to the Rights Agreement dated March 11, 1999 (filed herewith).

10.18.2	First Amendment to the Second Amended and Restated Credit Agreement dated June 9, 2006, amending the Second Amended and Restated Credit Agreement dated April 20, 2005 (filed herewith).

10.18.3	Second Amendment to the Second Amended and Restated Credit Agreement dated June 21, 2006, amending the Second Amended and Restated Credit Agreement dated April 20, 2005 (filed herewith).

10.19.11	Amendment No. 10 to the Warehouse Loan Agreement, amending the Warehouse Loan Agreement dated March 30, 2006 (incorporated by reference to exhibit 10.19.11 to our Form 10-Q filed May 4, 2006).

10.19.12	Amendment No. 11 to the Warehouse Loan Agreement, amending the Warehouse Loan Agreement dated June 7, 2006 (filed herewith).

10.26	Purchase and Contribution Agreement, dated May 18, 2006, among Trinity Industries Leasing Company, Trinity Leasing Trust II, and Trinity Rail Leasing V L.P. (filed herewith).

10.26.1	Master Indenture dated May 18, 2006, between Trinity Rail Leasing V L.P. and Wilmington Trust Company, as indenture trustee (filed herewith).

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer (filed herewith).

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).