Form 10-K
period 2006-12-31
TRINITY INDUSTRIES INC
filed 2007-02-22
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-6903
Trinity Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-0225040
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2525 Stemmons Freeway, Dallas, Texas (Address of principal executive offices)	75207-2401 (Zip Code)

Registrant’s telephone number, including area code: (214) 631-4420

Securities Registered Pursuant to Section 12(b) of the Act

Name of each exchange
Title of each class	on which registered

Common Stock ($1.00 par value)	New York Stock Exchange, Inc.
Rights To Purchase Series A Junior Participating Preferred Stock, $1.00 par value	New York Stock Exchange, Inc.

Securities registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company.  Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2006) was $3,139.8 million.

At January 31, 2007 the number of shares of common stock outstanding was 79,979,356.

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive 2007 Proxy Statement.

TRINITY INDUSTRIES, INC.

FORM 10-K

All share and per share information, including dividends, has been retroactively adjusted to reflect the 3-for-2 stock split in the form of a 50% stock dividend in May 2006, except for the statements of stockholders’ equity which reflect the stock split by reclassifying from “Capital in Excess of Par Value” to “Common Stock” an amount equal to the par value of the additional shares issued to effect the stock split.

i

PART I

Item 1.  Business.

General Development of Business.  Trinity Industries, Inc., (“Trinity”, “Company”, “we”, or “our”) with headquarters in Dallas, Texas, is a holding company of diversified industrial companies with market-leading positions that provides products and services for the transportation, industrial, construction, and energy sectors of the marketplace. Trinity was incorporated in 1933.

Trinity became a Delaware Corporation in 1987. Our principal executive offices are located at 2525 Stemmons Freeway, Dallas, Texas 75207-2401, our telephone number is 214-631-4420, and our Internet website address is www.trin.net.

Financial Information About Industry Segments.  Financial information about our industry segments for the years ended December 31, 2006, 2005, and 2004 is presented in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on pages 16 through 30.

Narrative Description of Business.  We manufacture and sell railcars and railcar parts, inland barges, concrete and aggregates, highway products, beams and girders used in highway construction, tank containers, and structural wind towers. In addition, we lease railcars to our customers through a captive leasing business, Trinity Industries Leasing Company.

We serve our customers through five business groups:

Rail Group.  Through wholly owned subsidiaries, our Rail Group is the leading freight railcar manufacturer in North America (“Trinity Rail Group”). We provide a full complement of railcars used for transporting a wide variety of liquids, gases, and dry cargo.

Trinity Rail Group provides a complete array of railcar solutions for our customers. We manufacture a full line of railcars, including:

•	Auto Carrier Cars — Auto carrier cars transport automobiles and sport utility vehicles.

•	Box Cars — Box cars transport products such as food products, auto parts, wood products, and paper.

•	Gondola Cars — Rotary gondola cars are primarily used for coal service. Top-loading gondola cars transport a variety of other heavy bulk commodities such as scrap metals and steel products.

•	Hopper Cars — Covered hopper cars carry cargo such as grain, distillers dried grain, dry fertilizer, plastic pellets, and cement. Open-top hoppers are most often used to haul coal.

•	Intermodal Cars — Intermodal cars transport intermodal containers and trailers, which are generally interchangeable among railcar, truck, and ship.

•	Specialty Cars — Specialty cars are designed to address the special needs of a particular industry or customer, such as waste-hauling gondolas, side dump cars, and pressure differential cars used to haul fine grain food products such as sugar and flour.

•	Tank Cars — Tank cars transport products such as liquefied petroleum products, alcohol and renewable fuels, liquid fertilizer, and food and grain products such as vegetable oil and corn syrup.

We produce the widest range of railcars in the industry which allows us to take advantage of changing industry trends and developing market opportunities. We also provide a variety of railcar components for the North American market from our plants in the United States and Mexico. We manufacture and sell railcar parts used in manufacturing and repairing railcars, such as auto carrier doors and accessories, discharge gates, yokes, couplers, axles, and hitches. We also have two repair and coating facilities located in Texas.

Our customers include railroads, leasing companies, and shippers of products, such as utilities, petrochemical companies, grain shippers, and major construction and industrial companies. We compete against five major railcar manufacturers in the North American market.

For the year ended December 31, 2006, we shipped approximately 25,240 railcars in North America, or approximately 33% of total North American railcar shipments. Our North American railcar order backlog as of December 31, 2006 was approximately 35,930 railcars of which 51% was dedicated to our Rail Leasing and Management Services Group, although this may vary by the time of delivery. Our backlog represents approximately 41% of the total North American railcar backlog.

We hold patents of varying duration for use in our manufacture of railcar and component products. We believe patents offer a marketing advantage in certain circumstances. No material revenues are received from licensing of these patents.

Railcar Leasing and Management Services Group.  Through wholly owned subsidiaries, primarily Trinity Industries Leasing Company (“TILC”), we lease tank cars and freight cars. Our Railcar Leasing and Management Services Group (“Leasing Group”) is a premier provider of leasing and management services and is an important strategic resource that uniquely links our Rail Group with our customers. Trinity Rail Group and TILC coordinate sales and marketing activities under the registered trade name TrinityRail®, thereby providing a single point of contact for railroads and shippers seeking solutions to their rail equipment and service needs. The Leasing Group provides us with revenue, earnings, and cash flow diversification.

Our railcars are leased to railroads, shippers, and various other companies in the petroleum, chemical, agricultural, energy, and other industries that supply their own railcars to the railroads. Substantially all of our owned railcars are purchased from and manufactured by our Rail Group at prices comparable to the prices for railcars sold by our Rail Group to third parties. The terms of our railcar leases generally vary from one to twenty years and provide for fixed monthly rentals, with an additional mileage charge when usage exceeds a specified maximum. A small percentage of our fleet is leased on a per diem basis. As of December 31, 2006, our lease fleet included approximately 30,550 owned or leased railcars that were 99.5% utilized. Of this total, approximately 20,300 railcars are owned and approximately 10,250 railcars are leased.

In addition, we manage railcar fleets on behalf of unaffiliated third parties. We believe our railcar fleet management services complement our leasing business by generating stable fee income, strengthening customer relationships, and enhancing the view of Trinity as a leading provider of railcar products and services.

Our railcar leasing business is very competitive and there are a number of well-established entities that actively compete with us in the business of leasing railcars.

Construction Products Group.  Through wholly owned subsidiaries, our Construction Products Group produces concrete and aggregates and manufactures highway products, and beams and girders used in highway bridge construction. Many of these lines of business are seasonal and revenues are impacted by weather conditions.

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

In highway products, we are the only full line producer of guardrails, crash cushions, and other protective barriers that absorb and dissipate the force of impact in collisions between vehicles and fixed roadside objects. We believe we are the largest highway guardrail manufacturer in the United States, based on revenues, with a comprehensive nationwide guardrail supply network. The Federal Highway Administration determines which products are eligible for federal funds for highway projects and has approved most of our products as acceptable permanent and construction zone highway hardware according to requirements of the National Cooperative Highway Research Program.

Our crash cushions and other protective barriers include multiple proprietary products manufactured through various product license agreements with certain public and private research organizations and inventors. We hold patents and are a licensee for certain of our guardrail and end-treatment products that enhance our competitive position for these products.

We sell highway products in all 50 of the United States, Canada, and Mexico. We also export our proprietary highway products to certain other countries. We compete against several national and regional guardrail manufacturers.

We manufacture structural steel beams and girders for the construction of new, restored, or replacement railroad bridges, county, municipal, and state highway bridges, and power generation plants. We sell bridge construction and support products primarily to owners, general contractors, and subcontractors on highway and railroad construction projects. We also manufacture the bodies of dump trucks. Our competitors primarily include fabricators with facilities located throughout the United States.

Inland Barge Group.  Through wholly owned subsidiaries, we are a leading manufacturer of inland barges in the United States and the largest manufacturer of fiberglass barge covers. We manufacture a variety of dry cargo barges, such as deck barges, and open or covered hopper barges that transport various commodities, such as grain, coal, and aggregates. We also manufacture tank barges used to transport liquid products. Our fiberglass reinforced lift covers are used primarily for grain barges while our rolling covers are used for other bulk commodities. Our four barge manufacturing facilities are located along the United States inland river systems allowing for rapid delivery to our customers.

Our primary Inland Barge customers are commercial marine transportation companies. Many companies have the capability to enter into, and from time to time do enter into, the inland barge manufacturing business. We strive to compete through efficiency in operations and quality of product.

Energy Equipment Group.  Through wholly owned subsidiaries, our Energy Equipment Group manufactures tank containers and tank heads for pressure vessels, propane tanks, and structural wind towers.

We are a leading manufacturer of tank containers and tank heads for pressure vessels. We manufacture tanks in the United States and Mexico. We market a portion of our products in Mexico under the brand name of TATSA®.

We manufacture propane tanks that are used by industrial plants, utilities, residences, and small businesses in suburban and rural areas. We also manufacture fertilizer containers for bulk storage, farm storage, and the application and distribution of anhydrous ammonia. Our propane tank products range from 9-gallon tanks for motor fuel use to 1,800,000-gallon bulk storage spheres. We sell our propane tanks to propane dealers and large industrial users. In the United States we generally deliver the containers to our customers who install and fill the containers. Our competitors include large and small manufacturers of tanks.

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

We are a leading manufacturer of structural wind towers in the United States. We manufacture structural wind towers for use in the wind energy market. These towers are manufactured in the United States and Mexico to customer specifications and installed by our customers. Our customers are original equipment manufacturers who assemble and install our towers with the remaining equipment to produce wind-generated electricity.

Our energy equipment business is very competitive and there are a number of well-established entities that actively compete with us in the business of manufacturing energy equipment.

All Other.  All Other includes our captive insurance and transportation companies, legal and environmental costs associated with non-operating facilities, other peripheral businesses, and the change in market valuation related to ineffective commodity hedges.

Foreign Operations.  Trinity’s foreign operations are primarily located in Mexico. Continuing operations included the sales to foreign customers, primarily in Mexico, and represented 2.5%, 2.2%, and 2.3% of our consolidated revenues for the years ended December 31, 2006, 2005, and 2004, respectively. As of December 31, 2006, 2005, and 2004, we had approximately 5.1%, 5.7%, and 5.9% of our long-lived assets not held for sale located outside the United States.

We manufacture railcars, propane tank containers, tank heads, structural wind towers, and other parts at our Mexico facilities for export to the United States and other countries. Any material change in the quotas, regulations, or duties on imports imposed by the United States government and its agencies or on exports imposed by the government of Mexico or its agencies could adversely affect our operations in Mexico. Our foreign activities are also subject to various other risks of doing business in foreign countries, including currency fluctuations, political changes, changes in laws and regulations, and economic instability. Although our operations have not been materially affected by any of such factors to date, any substantial disruption of business as it is currently conducted could adversely affect our operations at least in the short term.

Backlog.  As of December 31, 2006, our backlog for new railcars was approximately $2,870 million and was approximately $464 million for Inland Barge products. Included in the railcar backlog was approximately $1,501 million of railcars to be sold to our Railcar Leasing and Management Services Group. A majority of our backlog is expected to be delivered in the 12 months ending December 31, 2007. The Rail Group has a multi-year sales agreement with an independent company which has 760 new railcars remaining for 2007 and will not be included in the backlog until the type of car and price have been determined. In 2006, the Inland Barge Group entered into a multi-year sales agreement for dry cargo barges with deliveries beginning in 2007. Deliveries for 2007 are included in the backlog at this time; deliveries beyond 2007 are not included in the backlog as specific production quantities for future years have not been determined.

As of December 31, 2005, our backlog for new railcars was $1,353.1 million and $335.3 million for Inland Barge products. Included in the railcar backlog was $451.9 million of railcars to be sold to our Railcar Leasing and Management Services Group.

Marketing.  We sell substantially all of our products and services through our own sales personnel operating from offices in the following states and foreign countries: Arkansas, Connecticut, Florida, Georgia, Illinois, Kentucky, Louisiana, Minnesota, Missouri, North Carolina, Ohio, Oklahoma, Pennsylvania, Tennessee, Texas, Utah, Washington, Canada, Mexico, and Sweden. We also use independent sales representatives to a limited extent.

Raw Materials and Suppliers.

Railcar Specialty Components and Steel.  Products manufactured at our railcar manufacturing facilities require a significant supply of raw materials such as steel, as well as numerous specialty components such as brakes, wheels, axles, side frames, bolsters, and bearings. Specialty components purchased from third parties comprise approximately 50% of the production cost of each railcar. Although the number of alternative suppliers of specialty components has declined in recent years, at least two suppliers continue to produce most components. However, any unanticipated interruption in the supply chain of specialty components would have an impact on both our margins and production schedules. The current production level of railcar specialty components would not allow for significant expansion of railcar production.

The principal material used in our Rail, Inland Barge, and Energy Equipment Groups is steel. During 2006, the prices of steel we purchased increased at a much lower rate than was evident in 2005. The prices for other component parts we purchased in 2006 increased significantly and have been volatile on a month-to-month basis. We used escalation clauses and other arrangements to reduce the impact of these cost increases, thus reducing the effect on our operating margins for the year as compared to previous periods.

Availability of steel improved during 2006, while the availability of other components, especially railcar wheels, continues to be in tight supply. In general, we believe there is enough capacity in the supply industry to meet current production levels. We believe the existing contracts and other relationships we have in place will meet our current production forecasts. However, any unanticipated interruption in our supply chain would have an impact on both our margins and production schedules.

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

Cement.  The worldwide demand for cement has increased over the last several years. The supply of cement for the Concrete & Aggregates business is received primarily from Texas and overseas. The supply of cement was sufficient in our markets to meet demand. We have not experienced difficulties supplying concrete to our customers.

Employees.  The following table presents the approximate breakdown of employees by business group:

December 31,
Business Group	2006

Rail Group	8,760
Construction Products Group	2,130
Inland Barge Group	1,700
Energy Equipment Group	570
Railcar Leasing and Management Services Group	70
All Other	390
Corporate	180

13,800

As of December 31, 2006, approximately 9,610 employees were employed in the United States.

Acquisitions and Divestitures.  In 2006 we made two acquisitions in the Construction Products Group with a combined purchase price of $3.5 million. In 2005, we did not make any acquisitions. In 2004, we had an acquisition in the Construction Products Group with a purchase price of $15.7 million. The acquired operations have been included in the consolidated financial statements from the effective date of the acquisition.

In 2001, the Company acquired Thrall Car Manufacturing Company (“Thrall”) from an affiliate of Duchossois Industries, Inc. for $165.5 million in cash and 7.15 million in shares of common stock. In 2004, Duchossois Industries, Inc. sold 4.0 million shares of common stock. In 2006, the Company received and fulfilled a request from various entities affiliated with Duchossois Industries, Inc. to register 3.15 million shares of common stock pursuant to the exercise of a demand registration right entered into in connection with such acquisition. The Company has no further obligation to register common stock under this agreement. Per the merger agreement, we agreed under certain circumstances to make additional payments to the former owners of Thrall, not to exceed $45 million through 2006, based on a formula related to annual railcar industry production levels. The final payment under this agreement has been made in the first quarter of 2007. Together with the 2007 payment, total payments under the merger agreement aggregated $45 million.

See Note 2 to the consolidated financial statements for information on divestitures.

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

Governmental Regulation.

Railcar Industry.  The primary regulatory and industry authorities involved in the regulation of the railcar industry are the Environmental Protection Agency; the Research and Special Programs Administration, a division of the United States Department of Transportation; the Federal Railroad Administration, a division of the United States Department of Transportation; and the Association of American Railroads.

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

Inland Barge Industry.  The primary regulatory and industry authorities involved in the regulation of the inland barge industry are the United States Coast Guard; the United States National Transportation Safety Board; the United States Customs Service; the Maritime Administration of the United States Department of Transportation; and private industry organizations such as the American Bureau of Shipping.

These organizations establish safety criteria, investigate vessel accidents, and recommend safety standards. Violations of these laws and related regulations can result in substantial civil and criminal penalties as well as injunctions curtailing operations.

We believe that our operations are in substantial compliance with applicable laws and regulations. We cannot predict whether future changes that affect compliance costs would have a material adverse effect on our financial condition and operations.

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

Executive Officers of the Company.  The following table sets forth the names and ages of all of our executive officers, their positions and offices presently held by them, the year each person first became an executive officer and the term of each person’s office:

			Officer	Term
Name(1)	Age	Office	Since	Expires

Timothy R. Wallace	53	Chairman, President and Chief Executive Officer	1985	May 2007
William A. McWhirter II	42	Senior Vice President and Chief Financial Officer	2005	May 2007
D. Stephen Menzies	51	Senior Vice President and Group President	2001	May 2007
Mark W. Stiles	58	Senior Vice President and Group President	1993	May 2007
Don Collum	58	Vice President, Chief Audit Executive	2005	May 2007
Andrea F. Cowan	44	Vice President, Human Resources and Shared Services	2001	May 2007
Michael G. Fortado	63	Vice President and Corporate Secretary	1997	May 2007
Martin Graham	59	President, Trinity North American Freight Car, Inc.	2001	May 2007
Virginia C. Gray, Ph.D.	47	Vice President, Organizational Development	2007	May 2007
John M. Lee	46	Vice President, Business Development	1994	May 2007
Charles Michel	53	Vice President, Controller and Chief Accounting Officer	2001	May 2007
James E. Perry	35	Vice President and Treasurer	2005	May 2007
S. Theis Rice	56	Vice President, Chief Legal Officer	2002	May 2007

(1)	Mr. Collum joined us in 2004 and was appointed Vice President, Chief Audit Executive in May 2005. Prior to that, he served as President and Chief Executive Officer of a manufacturing company and previously was an Audit Partner with Arthur Young & Co. (now Ernst & Young). Mr. Perry joined us in 2004 and was appointed Treasurer in April 2005. Prior to that, he served as Senior Vice President of Finance for a teleservices company. Dr. Gray joined us in 2007 and was appointed Vice President, Organizational Development. Prior to that, she was President of a consulting firm focused on improving organizational effectiveness. Dr. Gray has over 13 years of experience in the field of Industrial/Organizational Psychology. All of the other above-mentioned executive officers have been in full time employment of Trinity or its subsidiaries for more than five years. Although the titles of certain such officers have changed during the past five years, all have performed essentially the same duties during such period of time except for Mr. McWhirter, Mr. Menzies, and Mr. Rice. Mr. McWhirter joined us in 1985 and held various accounting positions until 1992, when he became a business group officer. In 1999, he was elected to a corporate position as Vice President for Mergers and Acquisitions. In 2001, he was named Executive Vice President of a business group. In March 2005, he became Vice President and Chief Financial Officer. Mr. Menzies joined us in 2001 as President of Trinity Industries Leasing Company.

In 2006, he became Senior Vice President and Group President for TrinityRail®. Mr. Rice served as President of our European operations before being elected to his present position in March 2002.

Item 1A.	Risk Factors.

There are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements, and other written communications, as well as oral forward-looking statements made from time to time by representatives of our Company. These risks and uncertainties include, but are not limited to, the risks described below. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. The cautionary statements below discuss important factors that could cause our business, financial condition, operating results, and cash flows to be materially adversely affected. Accordingly, readers are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

The cyclical nature of our business results in lower revenues during economic downturns.  We operate in cyclical industries. Downturns in overall economic conditions usually have a significant adverse effect on cyclical industries due to decreased demand for new and replacement products. Decreased demand could result in lower sales volumes, lower prices, and/or a loss of profits. The railcar, barge, and wind tower industries have previously experienced deep down cycles and operated with a minimal backlog. If a down cycle were to return, we could experience losses and close plants, suspend production, and incur related costs.

Litigation claims could increase our costs and weaken our financial condition.  We and our subsidiaries are currently, and may from time to time be, involved in various legal proceedings arising out of our operations. Adverse outcomes in some or all of the claims pending against us could result in significant monetary damages against us that could increase our costs and weaken our financial condition. While we maintain reserves and liability insurance at coverage levels based upon commercial norms in our industries, our reserves may be inadequate to cover these claims or lawsuits or any future claims or lawsuits arising from our businesses, and any such claims or lawsuits could have a material adverse effect on our business, operations or overall financial condition.

Increases in the price and demand for steel and other component parts could lower our margins and profitability.  The principal material used in our Rail, Inland Barge, and Energy Equipment Groups is steel. During 2006, the prices of steel we purchased increased at a much lower rate than in 2005. The prices for other component parts we purchased in 2006 increased significantly and have been volatile on a month-to-month basis. We used escalation clauses and other arrangements with our customers to reduce the impact of these cost increases, thus minimizing the effect on our operating margins for the year.

Availability of steel improved significantly during 2006, while the availability of other components, especially railcar wheels, continues to be an issue. In general, we believe there is enough capacity in the supply industry to meet current production levels. We believe our existing contracts and other relationships we have in place will meet our current production forecasts. However, any unanticipated interruption in our supply chain would have an impact on both our margins and production schedules.

We have potential exposure to environmental liabilities, which may increase costs and lower profitability.  Our operations are subject to extensive and frequently changing federal, state, and local environmental laws and regulations, including those dealing with air quality and the handling and disposal of waste products, fuel products, and hazardous substances. In particular, we may incur remediation costs and other related expenses because some of our manufacturing facilities were constructed and operated before the adoption of current environmental laws, and some of the products that we manufacture are used to transport hazardous materials.

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

If our railcar leasing subsidiary is unable to obtain acceptable long-term financing of its railcar lease fleet, our lenders may foreclose on the portion of our lease fleet that secures our warehouse facility.  TILC, our wholly owned captive leasing subsidiary, uses borrowings under a warehouse facility to initially finance the railcars it purchases from us. Borrowings under the warehouse facility are secured by the specific railcars financed by such borrowings and the underlying leases. The warehouse facility is non-recourse to us and to our subsidiaries other than Trinity Rail Leasing Trust II (“TRL II”) a qualified subsidiary of TILC that is the borrower under the warehouse facility. Borrowings under the warehouse facility are available through August 2007, and unless renewed would be payable in three equal installments in February 2008, August 2008, and February 2009. A decline in the value of the railcars securing borrowings under the warehouse facility or in the creditworthiness of the lessees under the associated leases could reduce TRL II’s ability to obtain long-term financing for such railcars. Additionally, fluctuations in interest rates from the time TRL II purchases railcars with short-term borrowings under the warehouse facility and the time TRL II obtains permanent financing for such railcars could decrease our profitability on the leasing of the railcars and could have an adverse impact on our financial results. If TRL II is unable to obtain long-term financing to replace borrowings under the warehouse facility, Trinity may decide to satisfy TRL II’s indebtedness under the warehouse facility or the lenders under the warehouse facility may foreclose on the portion of TRL II’s lease fleet pledged to secure this facility. As of December 31, 2006, there was $79.0 million of indebtedness outstanding and $296.0 million was available under the warehouse facility.

We may be unable to re-market leased railcars on favorable terms, which could result in lower lease utilization rates and reduced revenues.  The profitability of our railcar leasing business is dependent in part on our ability to re-lease or sell railcars we own upon the expiration of existing lease terms. Our ability to re-market leased railcars profitably is dependent upon several factors, including, among others:

•	the cost of and demand for newer models;

•	the availability in the market generally of other used or new railcars;

•	the degree of obsolescence of leased railcars;

•	prevailing market and economic conditions, including interest and inflation rates;

•	the need for refurbishment;

•	the cost of materials and labor; and

•	volume of railcar traffic.

A downturn in the industries in which our lessees operate and decreased demand for railcars could also increase our exposure to re-market risk because lessees may demand shorter lease terms, requiring us to re-market leased railcars more frequently. Furthermore, the resale market for previously leased railcars has a limited number of potential buyers. Our inability to re-lease or sell leased railcars on favorable terms could result in lower lease utilization rates and reduced revenues.

TILC’s reserve for credit losses may prove inadequate.  Our reserve for possible credit losses is maintained based upon management’s judgment of losses, history, and risks inherent in the railcar lease portfolio. We periodically review our reserve for adequacy considering economic conditions and trends, and collateral values; car type concentration risk including our ability to re-market railcars, utilization levels of the lease fleet, market conditions of various industries, credit quality indicators; including external credit reports, past charge-off experiences and levels of past due receivables. We cannot be certain that our reserve for credit losses will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy or events adversely affecting specific customers, industries or markets. If the credit quality of our customer base materially deteriorates, our reserves may be inadequate to cover credit losses, and any such losses could have a material adverse effect on our business, operations or overall financial condition.

Fluctuations in the supply of component parts used in the production of our railcar products could have a material adverse effect on our ability to cost-effectively manufacture and sell our products.  A significant portion of our business depends on the adequate supply of numerous specialty components such as brakes, wheels, side frames, bolsters, and bearings at competitive prices. We depend on third-party suppliers for a significant portion of our component part needs. Specialty components comprise a significant portion of the production cost of each railcar we manufacture. Due to consolidations and challenging industry conditions, the number of alternative suppliers of specialty components has declined in recent years, though generally a minimum of two suppliers continue to produce each type of component we use in our products. While we endeavor to be diligent in contractual relationships with our suppliers, a significant decrease in the availability of specialty components could materially increase our cost of goods sold or prevent us from manufacturing our products on a timely basis.

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

Risks related to our operations outside of the United States could decrease our profitability.  Our operations outside of the United States are subject to the risks associated with cross-border business transactions and activities. Political, legal, trade, or economic changes or instability could limit or curtail our respective foreign business activities and operations. Some foreign countries where we operate have regulatory authorities that regulate railroad safety, railcar design and railcar component part design, performance, and manufacture of equipment used on their railroad systems. If we fail to obtain and maintain certifications of our railcars and railcar parts within the various foreign countries where we operate, we may be unable to market and sell our railcars in those countries. In addition, unexpected changes in regulatory requirements, tariffs and other trade barriers, more stringent rules relating to labor or the environment, adverse tax consequences, and price exchange controls could limit operations and make the manufacture and distribution of our products difficult. Furthermore, any material change in the quotas, regulations, or duties on imports imposed by the United States government and agencies or on exports by the government of Mexico or its agencies could affect our ability to export our products that we manufacture in Mexico.

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

Repercussions from terrorist activities or armed conflict could harm our business.  Terrorist activities, anti-terrorist efforts, and other armed conflict involving the United States or its interests abroad may adversely affect the United States and global economies and could prevent us from meeting our financial and other obligations. In particular, the negative impacts of these events may affect the industries in which we operate. This could result in delays in or cancellations of the purchase of our products or shortages in raw materials or component parts. Any of these occurrences could have a material adverse impact on our operating results, revenues, and costs.

Violations of or changes in the regulatory requirements applicable to the industries in which we operate may increase our operating costs.  We are subject to extensive regulation by governmental regulatory and industry authorities. Our railcar operations are subject to regulation by the United States Environmental Protection Agency; the Research and Special Programs Administration, a division of the United States Department of Transportation; the Federal Railroad Administration, a division of the United States Department of Transportation, and the Association of American Railroads. These organizations establish rules and regulations for the railcar industry, including construction specifications and standards for the design and manufacture of railcars; mechanical, maintenance, and related standards for railcars; safety of railroad equipment, tracks, and operations; and packaging and transportation of hazardous materials. Future changes that affect compliance costs may have a material adverse effect on our financial condition and operations.

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

Our operations are also subject to regulation of health and safety matters by the United States Occupational Safety and Health Administration. We believe that we employ appropriate precautions to protect our employees and others from workplace injuries and harmful exposure to materials handled and managed at our facilities. However, claims that may be asserted against us for work-related illnesses or injury, and the further adoption of occupational health and safety regulations in the United States or in foreign jurisdictions in which we operate could increase our operating costs. We are unable to predict the ultimate cost of compliance with these health and safety laws and regulations. Accordingly, there can be no assurance that we will not become involved in future litigation, investigations, or other proceedings or if we were found to be responsible or liable in any litigation, investigations, or proceedings, that such costs would not be material to us.

We may be required to reduce our inventory carrying values, which would negatively impact our financial condition and results of operations.  We are required to record our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. We have historically recorded reductions in inventory carrying values due to discontinuance of product lines as well as changes in market conditions due to changes in demand requirements. We may be required to reduce inventory carrying values in the future due to a severe decline in market conditions, which could have an adverse effect on our financial condition and results of operations.

We may be required to reduce the value of our long-lived assets and/or goodwill, which would weaken our results of operations.  We periodically evaluate the carrying values of our long-lived assets to be held and used for potential impairment. The carrying value of a long-lived asset to be held and used is considered impaired when the carrying value is not recoverable through undiscounted future cash flows and the fair value of the asset is less than the carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the estimated cost to dispose of the assets. In addition, we are required, at least annually, to evaluate goodwill related to acquired businesses for potential impairment indicators that are based primarily on market conditions in the United States and the operational performance of our reporting units. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss related to reductions in the value of our long-lived assets or our goodwill could weaken our financial condition and results of operations.

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

Additional Information.  Our Internet website address is www.trin.net. Information on the website is available free of charge. We make available on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto, as soon as reasonably practicable after such material is filed with, or furnished to, the SEC.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We principally operate in various locations throughout the United States with other facilities in Mexico all of which are considered to be in good condition, well maintained, and adequate for our purposes.

	Approximate		Productive
	Square Feet		Capacity
	Owned	Leased	Utilized

Rail Group	5,425,000	338,000	88%
Construction Products Group	1,531,000	—	88%
Inland Barge Group	893,000	40,000	89%
Energy Equipment Group	1,341,000	—	80%
Executive Offices	173,000	—	N/A

	9,363,000	378,000

Item 3.	Legal Proceedings.

See Note 18. Commitments and Contingencies of the Notes to Financial Statements (Item 8) for information regarding legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange with the ticker symbol “TRN”. The following table shows the price range of our common stock for the years ended December 31, 2005 and 2006.

	Prices
Year Ended December 31, 2005(1)	High	Low

Quarter ended March 31, 2005	$22.73	$18.00
Quarter ended June 30, 2005	22.60	15.28
Quarter ended September 30, 2005	27.83	20.73
Quarter ended December 31, 2005	30.07	22.97

Year Ended December 31, 2006(1)	High	Low

Quarter ended March 31, 2006	$38.00	$28.50
Quarter ended June 30, 2006	47.70	30.43
Quarter ended September 30, 2006	40.16	30.67
Quarter ended December 31, 2006	39.73	30.92

(1)	Stock prices have been adjusted to reflect a three-for-two stock split effected in the form of a stock dividend in May 2006.

Our transfer agent and registrar as of December 31, 2006 was American Stock Transfer & Trust Company.

Holders

At December 31, 2006, we had approximately 1,345 record holders of common stock. The par value of the common stock is $1.00 per share.

Dividends

Trinity has paid 171 consecutive quarterly dividends. The quarterly dividend was increased to $0.06 per common share effective with the July 2006 payment. This compares to $0.0467 per common share, where it had been since October 2005.

Recent Sales of Unregistered Securities

None.

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares the Company’s cumulative total stockholder return (assuming reinvestment of dividends) during the five-year period ended December 31, 2006 with an overall stock market index (New York Stock Exchange index) and the Company’s peer group index (Dow Jones Commercial Vehicles & Trucks Index). The data in the graph assumes $100 was invested on December 31, 2001 and takes into account the 3-for-2 stock split in the form of a 50% stock dividend which was effected in May 2006.

	2001	2002	2003	2004	2005	2006
Trinity Industries, Inc.	100	71	117	130	170	204
Dow Jones Commercial Vehicles & Trucks Index	100	96	158	194	211	271
New York Stock Exchange Index	100	82	106	120	129	152

Issuer Purchases of Equity Securities

This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended December 31, 2006:

	Number of	Average Price
	Shares	Paid per
Period	Purchased(1)	Share(1)

October 1, 2006 through October 31, 2006	27,537	$31.38
November 1, 2006 through November 30, 2006	478	$38.74
December 1, 2006 through December 31, 2006	15,289	$35.33

Total	43,304	$32.86

(1)	These columns include the following transactions during the three months ended December 31, 2006: (i) the deemed surrender to the Company of 478 shares of Common Stock to pay the exercise price in connection with the exercise of employee stock options, (ii) the surrender to the Company of 40,947 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees; and (iii) the purchase of 1,879 shares of Common Stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust.

Item 6.  Selected Financial Data.

The following financial information for the five years ended December 31, 2006 has been derived from our audited consolidated financial statements. Historical information has been reclassified to conform to the 2006 presentation of discontinued operations. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere herein.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in millions except percent and per share data)

Statement of Operations Data:
Revenues	$3,218.9	$2,709.7	$1,965.0	$1,259.9	$1,268.9
Operating profit	382.6	204.1	7.7	18.5	14.2
Income (loss) from continuing operations	215.5	110.5	(14.3)	(2.6)	(14.0)
Discontinued operations:
Gain on sales of discontinued operations, net of provision for income taxes of $12.2	20.4	—	—	—	—
Income (loss) from discontinued operations, net of provision (benefit) for income taxes of $(1.7), $(8.3), $1.5, $2.1 and $0.5	(5.8)	(24.2)	5.0	(7.4)	(5.6)

Net income (loss)	$230.1	$86.3	$(9.3)	$(10.0)	$(19.6)

Net income (loss) applicable to common shareholders	$230.1	$83.1	$(12.4)	$(11.6)	$(19.6)

Net income (loss) applicable to common shareholders per common share(1):
Basic:
Continuing operations	$2.80	$1.51	$(0.25)	$(0.06)	$(0.21)
Discontinued operations	0.19	(0.34)	0.07	(0.11)	(0.08)

	$2.99	$1.17	$(0.18)	$(0.17)	$(0.29)

Diluted:
Continuing operations	$2.72	$1.44	$(0.25)	$(0.06)	$(0.21)
Discontinued operations	0.18	(0.31)	0.07	(0.11)	(0.08)

	$2.90	$1.13	$(0.18)	$(0.17)	$(0.29)

Weighted average number of shares outstanding(1):
Basic	76.9	71.0	69.8	68.4	68.0
Diluted	79.3	76.7	69.8	68.4	68.0
Dividends declared per common share(1)	$0.21	$0.17	$0.16	$0.16	$0.16
Balance Sheet Data:
Total assets	$3,425.6	$2,586.5	$2,210.2	$2,007.9	$1,956.5
Debt — recourse	772.4	432.7	475.3	298.5	375.1
Debt — non-recourse	426.5	256.3	42.7	96.7	113.8
Series B Preferred Stock	—	58.7	58.2	57.8	—
Stockholders’ equity	$1,403.5	$1,114.4	$1,012.9	$1,003.8	$1,001.6
Ratio of total debt to total capital	46.1%	37.0%	32.6%	27.1%	32.8%
Book value per share	$17.54	$15.04	$14.13	$14.36	$14.55

(1)	Per share and share amounts have been adjusted to reflect a three-for-two stock split in the form of a 50% stock dividend in May 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Overview

Trinity Industries, Inc., with headquarters in Dallas, Texas, is a holding company of diversified industrial companies with market-leading positions that provides products and services for the transportation, industrial, construction, and energy sectors of the marketplace. We operate in five distinct business groups which we report on a segment basis: the Rail Group, Construction Products Group, Inland Barge Group, Energy Equipment Group, and Railcar Leasing and Management Services Group. We also report All Other which includes the Company’s captive insurance and transportation companies, legal and environmental costs associated with non-operating facilities, other peripheral businesses, and the change in market valuation related to ineffective commodity hedges.

Our Rail and Inland Barge Groups and our structural wind towers business operate in cyclical industries. In 2006, we continued to experience an increase in industrial activity and signs of improvement in the manufacturing sector that we began seeing in 2005 and 2004. We continually assess our manufacturing capacity and take steps to adjust our production facilities in line with the nature of the demand. Our Construction Products and Energy Equipment Groups are subject to seasonal fluctuations with the first quarter historically being the weakest quarter. Fluctuations in the Railcar Leasing and Management Services Group are primarily driven by car sales from the lease fleet.

Executive Summary

The Company’s revenues for 2006 exceeded $3.2 billion. Our Rail Group led the way with combined revenues of over $2.1 billion, of which $0.6 billion was sales of railcars to the Railcar Leasing and Management Services Group. The fundamentals for the railcar and barge business were very strong. The increased demand for coal, grain, renewable fuels, cement, aggregates, and other basic materials enhanced the growth.

Operating profit from continuing operations exceeded $380 million for 2006. Once again the Rail Group was the leader with over $250 million in operating profits.

Income from continuing operations nearly doubled and net income more than doubled during 2006 over the prior year.

Capital expenditures for 2006 exceeded $660 million with approximately $540 million utilized for lease fleet additions, net of deferred profit.

We ended 2006 with a backlog in our Rail Group of approximately 35,930 railcars of which 51% is currently dedicated to our Railcar Leasing and Management Services Group, although this may vary by the time of delivery. This was a year over year increase of approximately 17,000 railcars.

Global Insight, an independent industry research firm, has estimated the average age of the North American freight car fleet is approximately 19.5 years, with over 44.5% older than 25 years and has estimated that United States carload traffic will expand by about 1.4% per year through 2010.

The table below is a composite of independent third party research of the industries’ estimates of approximate railcar deliveries for the next 5 years:

2007	68,200
2008	65,000
2009	62,000
2010	62,500
2011	62,000

TILC purchases a portion of our railcar production, financing a portion of the purchase price through a non-recourse warehouse lending facility and periodically refinancing those borrowings through sale/leaseback and other leveraged lease or equipment financing transactions. In 2006, TILC purchased approximately 30.9% of our railcar production, up from 22.9% in 2005. This percentage increase is the result of a strategic decision to grow the lease fleet. On a segment basis, sales to TILC and related profits are included in the operating results of our Rail Group but are eliminated in consolidation.

In June 2006, we completed the stock sale of our weld pipe fittings business to an investment firm for $54.3 million. The sale resulted in an after-tax gain of $22.7 million. In August 2006, we sold our European Rail business to an investment firm (“Purchaser”) for $30.0 million plus working capital, as defined in the agreement. Further, the Purchaser agreed to lease certain equipment from the Company with lease obligations totaling approximately $6.0 million. The Company indemnified the Purchaser for the product warranties for the sold business capped at a maximum exposure of $8.0 million. The sale resulted in an after-tax gain of $0.8 million. Such gain includes the reversal of the accumulated foreign currency translation adjustment (“CTA”) related to the European operations of $8.7 million. Segment information for both sales has been adjusted for these changes by removing the effect of the discontinued operations from historical operations.

In September 2006, we committed to a plan to divest of our Brazilian operations, which have historically been a component of the Energy Equipment Group. Given our plan to divest of its Brazilian operations, the CTA related to the Brazilian operations has been included as part of the carrying amount of the investment when evaluating impairment. Including CTA amounts in the total value of the investment when evaluating the investment for impairment resulted in the Company recording an asset impairment charge of $3.9 million. Segment information has been retroactively adjusted for this change by removing the effect of the discontinued operation from historical operations.

Results of Operations

Years Ended December 31, 2006, 2005 and 2004

Overall Summary for Continuing Operations

Revenues

	Year Ended December 31, 2006
	Revenues			Percent Change
	External	Intersegment	Total	2006 Versus 2005
	(in millions, except percents)

Rail Group	$1,516.9	$625.7	$2,142.6	18.0%
Construction Products Group	694.0	1.3	695.3	11.9%
Inland Barge Group	371.2	—	371.2	54.2%
Energy Equipment Group	327.6	8.9	336.5	43.3%
Railcar Leasing and Management Services Group	303.5	0.2	303.7	49.1%
All Other	5.7	49.5	55.2	26.0%
Eliminations	—	(685.6)	(685.6)

Consolidated Total	$3,218.9	$—	$3,218.9	18.8%

	Year Ended December 31, 2005
	Revenues			Percent Change
	External	Intersegment	Total	2005 Versus 2004
	(in millions, except percents)

Rail Group	$1,418.3	$398.0	$1,816.3	70.3%
Construction Products Group	616.8	4.8	621.6	16.1%
Inland Barge Group	240.7	—	240.7	14.4%
Energy Equipment Group	224.7	10.1	234.8	54.4%
Railcar Leasing and Management Services Group	203.7	—	203.7	12.5%
All Other	5.5	38.3	43.8	30.7%
Eliminations	—	(451.2)	(451.2)

Consolidated Total	$2,709.7	$—	$2,709.7	37.9%

	Year Ended December 31, 2004
	Revenues
	External	Intersegment	Total
	(in millions)

Rail Group	$891.5	$175.2	$1,066.7
Construction Products Group	533.9	1.6	535.5
Inland Barge Group	210.4	—	210.4
Energy Equipment Group	144.5	7.6	152.1
Railcar Leasing and Management Services Group	181.0	—	181.0
All Other	3.7	29.8	33.5
Eliminations	—	(214.2)	(214.2)

Consolidated Total	$1,965.0	$—	$1,965.0

Our revenues for the year ended December 31, 2006 increased across all segments. Increased railcar shipments to both external customers and our Leasing Group yielded higher revenues for the Rail Group. The increase in revenues for the Construction Products Group was primarily attributable to an increase in raw material costs which were passed through to our customers in the form of higher sales prices. An increase in hopper barge sales was the primary attribute for the increase in revenues in our Inland Barge Group. An increase in the sale of structural wind towers drove the increase in revenues in the Energy Equipment Group. The increase in revenue in the Railcar Leasing and Management Services Group resulted from an increase in the size of the fleet, higher average lease rates and an increase in sales of cars from the lease fleet.

Our revenues for the year ended December 31, 2005 increased primarily due to significant increases in external sales by the Rail Group. Additionally, the increase in revenues for the Construction Products Group was primarily attributable to increased raw material costs which were passed through to our customers in the form of higher sales prices. In 2005, the Construction Products Group experienced favorable weather that also attributed to increased revenues. The increased revenue for the Inland Barge Group was primarily attributable to a change in the mix of barges sold and increases in raw material costs which resulted in higher sales prices. The increased revenue for the Energy Equipment Group was primarily attributable to increases in sales of structural wind towers. The increased revenue from the Railcar Leasing and Management Services Group resulted from an increase in the size of the fleet and improvements in utilization, partially offset by decreases in sales of cars from the leased fleet.

Operating Profit (Loss)

	Year Ended December 31,
	2006	2005	2004
	(in millions)

Rail Group	$253.9	$135.0	$(20.4)
Construction Products Group	61.5	55.3	35.1
Inland Barge Group	44.5	15.7	(14.8)
Energy Equipment Group	45.7	31.9	15.3
Railcar Leasing and Management Services Group	106.5	55.8	42.0
All Other	(8.8)	(4.2)	(2.7)
Corporate	(37.9)	(35.0)	(32.6)
Eliminations	(82.8)	(50.4)	(14.2)

Consolidated Total	$382.6	$204.1	$7.7

Our operating profit for the year ended December 31, 2006 increased as the result of improved revenues, improved pricing, an increase in the size of our lease fleet, and cost savings due to increased volumes in our manufacturing business. Selling, engineering, and administrative expenses as a percentage of revenue decreased to 6.5% for 2006 compared to 6.7% for 2005. Overall, selling, engineering and administrative expenses increased $26.9 million year over year as a result of increased headcount and related costs, higher incentive costs, and increased professional services.

Our operating profit for the year ended December 31, 2005 increased as the result of improved efficiencies and cost savings due to increased volumes in our manufacturing businesses, increased pricing, and increased size and utilization of our lease fleet. Additionally, operating profit increased due to significant decreases in the expense related to losses on contracts resulting from increased prices of steel and other raw materials in our Rail and Inland Barge Groups, partially offset by increased warranty expense. Selling, engineering, and administrative expenses as a percentage of revenue decreased to 6.7% for 2005 compared to 7.9% for 2004. Overall, selling, engineering, and administrative expenses increased $26.0 million year over year as a result of increased headcount and related cost attributable to production volume increases.

Other Income and Expense.  Interest expense, net of interest income and capitalized interest, was $49.3 million for the year ended December 31, 2006 and $39.1 million for the year ended December 31, 2005. Interest income increased $11.7 million over the prior year due to an increase in investments resulting from an increase in cash available for investment primarily from the funding of the Convertible Subordinated Notes (Note 9 in the consolidated financial statements), and higher interest rates. During 2006, the Company capitalized interest expense of $0.3 million as part of the cost of construction of facilities. Interest expense increased $21.9 million over the prior year. The increase in interest expense was due to an increase in debt levels and higher interest rates. Other, net increased primarily due to gains on the disposal of property, plant, and equipment, offset by the sale of an equity interest in a leasing investment and royalties earned on the lease of mineral drilling rights in the prior year.

Interest expense, net of interest income and capitalized interest, was $39.1 million for the year ended December 31, 2005 and $32.8 million for the year ended December 31, 2004. Interest income decreased $6.9 million from the same period in 2004. During 2005, the Company capitalized interest expense of $0.7 million as part of the cost of construction of facilities and equipment. For the year ended December 31, 2004, the increase in interest income was due primarily to $8.1 million interest received on funds held on deposit in Mexico. Interest expense remained relatively constant for the years ended December 31, 2005 and 2004. Other, net increased due to the sale of an equity interest in a leasing investment, royalties earned on the lease of mineral rights, and higher gains on sales of property, plant, and equipment.

Income Taxes.  The effective tax rate for continuing operations for 2006 of 38.2% was greater than the statutory rate of 35.0% due to state income taxes and the change in the State of Texas margin tax. The prior year effective tax rate for continuing operations of 37.3% was greater than the statutory rate of 35% due to state income taxes, the write-down of goodwill that was not deductible for tax purposes, and the impact of certain foreign tax losses in jurisdictions with a lower tax rate or in foreign locations where tax benefits were not recorded. The effective tax rate for continuing operations for 2004 of 33.8% was lower than the statutory rate of 35% primarily due to state tax expense and the benefits of the change in tax laws and rates in foreign jurisdictions, which reduced deferred tax liabilities that had been previously recorded.

Segment Discussion

Rail Group

				Percent Change
				2006	2005
	Year Ended December 31,			Versus	Versus
	2006	2005	2004	2005	2004
		(in millions)

Revenues:
Rail	$1,917.4	$1,655.3	$951.1	15.8%	74.0%
Components	225.2	161.0	115.6	39.9%	39.3%

Total revenues	$2,142.6	$1,816.3	$1,066.7	18.0%	70.3%
Operating profit (loss)	$253.9	$135.0	$(20.4)
Operating profit (loss) margin	11.9%	7.4%	(1.9)%

Railcars shipped increased 10.1% over 2005 shipments to approximately 25,240 railcars compared to the railcars shipped in 2005 and 2004 of approximately 22,930 and 15,100 railcars, respectively. As of December 31, 2006, our Rail Group backlog was approximately 35,930 railcars, of which approximately 51% was dedicated to the Leasing Group which has lease agreements for these railcars with external customers; the amount dedicated to the Leasing Group may vary by the time of delivery. This compares to approximately 18,800 and 19,400 railcars as of December 31, 2005 and 2004, of which approximately 31% and 16%, respectively, were dedicated to the Leasing Group which had lease agreements for those railcars with external customers.

Operating profit for the Rail Group increased for the year ended December 31, 2006 by $118.9 million compared to the prior year. This increase was primarily due to increased pricing and volume.

The operating profit for the Rail Group increased for the year ended December 31, 2005 compared to the same period in 2004 primarily due to increased pricing, volume and improved operating efficiencies, partially offset by increased warranty expense. The year ended December 31, 2004 was adversely impacted by increased material costs of $40 million above costs anticipated for contracts that existed at the beginning of 2004, shortages of material and unanticipated plant shut-downs of $6.6 million, and start-up costs related to re-opening manufacturing facilities of $1.9 million.

In the year ended December 31, 2006 railcar sales to the Railcar Leasing and Management Services Group were $620.0 million compared to $395.7 million in 2005 with profit of $83.3 million compared to $50.4 million for the year ended December 31, 2005. Railcar sales to the Railcar Leasing and Management Services Group for 2004 were $171.7 million with profit of $14.0 million. Sales to the Railcar Leasing and Management Services Group and related profits are included in the operating results of the Rail Group but are eliminated in consolidation.

Condensed results of operations related to the European rail business for the years ended December 31, 2005 and 2004 are as follows and are excluded from the segment information above:

	Year Ended December 31,		Percent
	2005	2004	Change
	(in millions)

Revenues	$137.2	$189.2	(27.5)%
Operating profit (loss)	$(41.3)	$1.9
Operating profit (loss) margin	(30.1)%	1.0%

Construction Products Group

				Percent Change
	Year Ended			2006	2005
	December 31,			Versus	Versus
	2006	2005	2004	2005	2004
	(in millions)

Revenues:
Concrete and Aggregates	$407.5	$364.4	$298.7	11.8%	22.0%
Highway Products	232.5	205.6	201.9	13.1%	1.8%
Other	55.3	51.6	34.9	7.2%	47.9%

Total revenues	$695.3	$621.6	$535.5	11.9%	16.1%
Operating profit	$61.5	$55.3	$35.1
Operating profit margin	8.8%	8.9%	6.6%

The increase in revenues for the year ended December 31, 2006 compared to the same period in 2005 was primarily attributable to increased volumes and an increase in raw material costs which resulted in higher sales prices. Revenues increased for the year ended December 31, 2005 compared to the same period in 2004 for the same reasons. For the year ended December 31, 2005 favorable weather also contributed to increased revenues.

Operating profit for the year ended December 31, 2006 increased due to manufacturing efficiencies in Highway Products. Operating profit margins were affected by higher operating costs in Concrete and Aggregates compared to the same period in 2005. The operating profit margins for 2005 increased as a result of increased demand across all businesses, as well as price increases and operational efficiencies.

Condensed results of operations related to the weld pipe fittings business for the years ended December 31, 2005 and 2004 are as follows and are excluded from the segment information above:

	Year Ended December 31,		Percent
	2005	2004	Change
	(in millions)

Revenues	$53.3	$42.2	26.3%
Operating profit	$8.2	$5.3
Operating profit margin	15.4%	12.6%

Inland Barge Group

				Percent Change
	Year Ended			2006	2005
	December 31,			Versus	Versus
	2006	2005	2004	2005	2004
		(in millions)

Revenues	$371.2	$240.7	$210.4	54.2%	14.4%
Operating profit (loss)	$44.5	$15.7	$(14.8)
Operating profit (loss) margin	12.0%	6.5%	(7.0)%

Revenues increased for the year ended December 31, 2006 compared to the same period in 2005 due to an increase in the sales of hopper barges as well as an increase in raw material costs which resulted in higher sales prices and a change in the mix of barges sold. Revenues increased for the year ended December 31, 2005 compared to the same period in 2004 primarily due to a change in the mix of barges sold and an increase in raw material costs which resulted in higher sales prices. For the year ended December 31, 2005, these increases were partially offset by decreased hopper barge sales.

Operating profit for the year ended December 31, 2006 increased compared to the same period last year primarily due to an increase in sales, a change in mix, and the ability to pass on steel cost increases to our customers. Operating profit for the year ended December 31, 2005 increased compared to the same period in 2004 primarily due to a change in mix, the ability to pass on steel cost increases to our customers, improved pricing, productivity improvements, as well as a decrease in barge litigation costs. The expense related to estimated losses on contracts due to steel surcharges was $9.1 million for the year ended December 31, 2004. No loss on contract expense was recorded in 2006 or 2005. Barge litigation and related costs were $3.2 million for 2006 compared to $3.5 million and $5.1 million for 2005 and 2004, respectively. Barge litigation settlements for the year ended December 31, 2005 were $3.3 million.

Energy Equipment Group

				Percent Change
	Year Ended			2006	2005
	December 31,			Versus	Versus
	2006	2005	2004	2005	2004
	(in millions)

Revenues	$336.5	$234.8	$152.1	43.3%	54.4%
Operating profit	$45.7	$31.9	$15.3
Operating profit margin	13.6%	13.6%	10.1%

Revenues increased for the year ended December 31, 2006 compared to the same periods in 2005 and 2004, primarily due to higher sales of structural wind towers. Activity in the structural wind towers business resumed in the latter part of 2004 and has continued to improve through 2006 with the passage of the Energy Policy Act of 2005, which provided production tax credits on wind generated energy. In 2006, the production tax credits were extended through 2008. Increased sales of container heads for tank cars, as well as improved pricing on containers sold in Mexico, also contributed to increased revenues in the year ended December 31, 2005.

The operating profit for the year ended December 31, 2006 was higher than last year due to increased sales of structural wind towers. The operating profit margin for the year ended December 31, 2005 was higher than the same period in 2004 due to the resumed operations for the manufacture of structural wind towers, more favorable market conditions for certain of our products, continued cost reductions, and improved pricing.

Railcar Leasing and Management Services Group

				Percent Change
	Year Ended			2006	2005
	December 31,			Versus	Versus
	2006	2005	2004	2005	2004
	(in millions)

Revenues:
Leasing and management	$215.0	$168.3	$143.2	27.7%	17.5%
Sales of cars from the lease fleet	88.7	35.4	37.8	150.6%	(6.3)%

Total revenues	$303.7	$203.7	$181.0	49.1%	12.5%
Operating profit:
Leasing and management	$83.2	$47.4	$37.5
Sales of cars from the lease fleet	23.3	8.4	4.5

Total operating profit	$106.5	$55.8	$42.0
Operating profit margin	35.1%	27.4%	23.2%
Fleet utilization at year end	99.5%	99.5%	99.0%

Total revenues increased for the year ended December 31, 2006 compared to the same period last year due to increased rental revenues related to additions to the lease fleet, higher average rental rates, origination and management fees on leases sold to outside parties, and sales of cars from the lease fleet. Total revenues increased for the year ended December 31, 2005 compared to the same period in 2004 due to increased rental revenues related to additions to the lease fleet, higher average lease rates, and improved fleet utilization, partially offset by reductions in sales of railcars from the lease fleet.

Operating profit for leasing and management operations increased for the year ended December 31, 2006 primarily attributable to an increase in the size of the fleet, higher average lease rates, improved efficiencies in maintenance expenses, and a change in depreciation expense due to the extension of the estimated useful lives of railcars in the fourth quarter of 2005. Operating profit for the leasing and management operations as well as from the sales of cars from the lease fleet increased for the year ended December 31, 2005. This increase was primarily attributable to additions to the lease fleet, higher average lease rates, improved utilization, and lease fleet sales.

To fund the continued expansion of its lease fleet to meet market demand, the Leasing Group generally uses its non-recourse warehouse facility or excess cash to provide initial financing for a portion of the manufacturing costs of the cars. Subsequently, the Leasing Group generally obtains long-term financing for the cars in the lease fleet through long-term recourse debt such as equipment trust certificates, long-term non-recourse operating leases pursuant to sales/leaseback transactions, non-recourse asset-backed securities, or recourse convertible subordinated notes. In May 2006, Trinity Rail Leasing V, L.P., a limited partnership (“TRL-V”) and a limited purpose, indirect wholly-owned subsidiary of the Company owned through the Company’s wholly-owned subsidiary, TILC, issued $355 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2006-1A (the “Secured Railcar Equipment Notes”). The Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated May 24, 2006, between TRL-V and Wilmington Trust Company, as indenture trustee. These Secured Railcar Equipment Notes bear interest at a fixed rate of 5.9% per annum, are payable monthly, have a final maturity of May 14, 2036, and are limited recourse obligations of TRL-V only, secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-V.

We use a non-GAAP measure to compare performance between periods. This non-GAAP measure is EBITDAR, which is Operating Profit of the Leasing Group plus depreciation and rental or lease expense, excluding the impact of sales of cars from the lease fleet. We use this measure to eliminate the costs resulting from financings. EBITDAR should not be considered as an alternative to operating profit or other GAAP financial measurements as an indicator of our operating performance. EBITDAR is shown below:

	Year Ended
	December 31,
	2006	2005	2004
	(in millions)

Operating profit — leasing and management	$83.2	$47.4	$37.5
Add: Depreciation and amortization	31.6	25.3	23.1
Rental expense	44.7	49.2	39.2

EBITDAR	$159.5	$121.9	$99.8

EBITDAR margin	74.2%	72.4%	69.7%

The increase in EBITDAR was due to higher average lease rates and an increase in the size of the fleet.

As of December 31, 2006, the Railcar Leasing and Management Services Group’s rental fleet of approximately 30,550 owned or leased railcars had an average age of 4.6 years and an average remaining lease term of 5.9 years.

All Other

				Percent Change
				2006	2005
	Year Ended December 31,			Versus	Versus
	2006	2005	2004	2005	2004
		(in millions)

Revenues	$55.2	$43.8	$33.5	26.0%	30.7%
Operating loss	$(8.8)	$(4.2)	$(2.7)

The increase in revenues for the year ended December 31, 2006 over 2005 and 2004 was primarily attributable to an increase in intersegment sales by our transportation company. The operating loss for the year ended December 31, 2006 was due to legal and environmental costs associated with non-operating facilities and the expense related to the market valuation of ineffective commodity hedges. The operating loss in the year ended December 31, 2005 was primarily due to costs associated with non-operating plants. The operating loss for the year ended December 31, 2004 contained a reversal of $3.1 million of expenses due to an adjustment of reserves for contingencies related to non-operating plants.

Liquidity and Capital Resources

Cash Flows

Operating Activities.  Net cash provided by the operating activities of continuing operations for the year ended December 31, 2006 was $113.4 million compared to $125.2 million of net cash provided by the operating activities of continuing operations for the same period in 2005. This decrease was primarily due to a decrease in accounts payable and accrued liabilities and an increase in inventories and other assets, partially offset by an increase in net income for the year ended 2006, an increase in deferred taxes, and a decrease in receivables. The increase in inventories was related to increased production volumes. The increase in other assets was primarily the result of an increase in restricted cash related to the Leasing Group. Net cash provided by the operating activities of discontinued operations decreased to $17.4 million for the year ended December 31, 2006 from $40.0 million for the same period in 2005.

Investing Activities.  Net cash required by investing activities of continuing operations for the year ended December 31, 2006 was $555.8 million compared to $389.3 million for the same period last year. Capital expenditures for the year ended December 31, 2006 were $661.1 million, of which $543.6 million were for additions to the lease fleet. This compares to $433.5 million of capital expenditures for the same period last year, of which $345.8 million were for additions to the lease fleet. Proceeds from the sale of property, plant, and equipment were $108.8 million for the year ended December 31, 2006, composed primarily of railcar sales from the lease fleet and the sale of non-operating assets, compared to $44.2 million for the same period in 2005 composed primarily of railcar sales from the lease fleet and the sale of non-operating assets. For the year ended December 31, 2006, $3.5 million of cash was required for acquisitions by our Construction Products Group. Cash provided by investing activities of discontinued operations of $82.9 million was primarily due to the sales of our weld fittings business and our European railcar business.

Financing Activities.  Net cash provided by financing activities during the year ended December 31, 2006 was $517.6 million compared to $186.5 million for the same period in 2005. We intend to use our cash to fund the operations of the Company, including expansion of manufacturing plants and expansion of our leasing fleet.

At December 31, 2006, there were no borrowings under our $350 million revolving credit facility. In June 2006, we removed collateral requirements related to this credit facility, modified debt covenant requirements, and extended the maturity of this facility to April 2011.

In June 2006, we completed the sale of $450 million of Convertible Subordinated Notes due 2036 (“Convertible Subordinated Notes”). The Convertible Subordinated Notes bear an interest rate of 3 7/8% per annum on the principal amount payable semi-annually in arrears on June 1 and December 1 of each year, which began on December 1, 2006. In addition, commencing with the six-month period beginning June 1, 2018, and for each six-month period thereafter, the Company will pay contingent interest to the holders of the Convertible Subordinated Notes under certain circumstances. The Convertible Subordinated Notes mature on June 1, 2036, unless earlier redeemed, repurchased, or converted. The conversion of the Convertible Subordinated Notes into cash and shares of the Company’s common stock is limited to specific circumstances described in the indenture. A conversion would currently be based on a conversion rate of 19.1472 shares of common stock per $1,000 principal amount, which is equivalent to a conversion price of approximately $52.23 per share, on a post-split basis. The Company used a portion of the proceeds from this sale to retire $98.5 million of Senior Notes and $0.7 million of Equipment Trust certificates.

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

TILC’s current warehouse facility was established to finance railcars owned by TILC. With the issuance of the Secured Railcar Equipment Notes, described above, the facility was reduced from $500 million to $375 million in June 2006. At December 31, 2006, there was $79.0 million outstanding on this facility.

Future Operating Requirements

We expect to finance future operating requirements with cash flows from operations, and depending on market conditions, long-term and short-term debt and equity. Debt instruments that the Company has utilized include its revolving credit facility, the warehouse facility, senior notes, convertible subordinated notes, asset-backed securities, and sale/leaseback transactions. The Company has also issued equity at various times. The Company assesses the market conditions at the time of its financing needs and determines which of these instruments to utilize.

Off Balance Sheet Arrangements

In prior years, the Leasing Group completed a series of financing transactions whereby railcars were sold to one or more separate independent owner trusts. Each trust financed the purchase of the railcars with a combination of debt and equity. In each transaction, the equity participant in the trust is considered to be the primary beneficiary of the trusts. The Leasing Group, through newly formed, wholly owned qualified subsidiaries, leased railcars from the trusts under operating leases with terms of 22 years, and subleased the railcars to independent third party customers under shorter term operating rental agreements. Under the terms of the operating lease agreements between the subsidiaries and trusts, the Leasing Group has the option to purchase at a predetermined fixed price, certain of the railcars from the trusts in 2016 and other railcars in 2019. The Leasing Group also has options to purchase the railcars at the end of the respective lease agreements in 2023, 2026, and 2027 at the then fair market value of the railcars as determined by a third party, independent appraisal. At the expiration of the operating lease agreements, we have no further obligations there-under.

The Leasing Group’s subsidiaries had total assets as of December 31, 2006 of $210.4 million including cash of $71.0 million and Leasing Group railcars of $109.0 million. The rights, title and interest in each sublease, cash, and railcar are pledged to collateralize the lease obligations to the trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiaries’ lease obligations. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties, to be available to Trinity. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future minimum rental revenues related to these leases due to the Leasing Group are as follows:

	Future
	Operating	Future
	Lease	Minimum
	Obligations of	Rental Revenues
	Trusts’ Cars	of Trusts’ Cars
	(in millions)

2007	$48.3	$69.9
2008	48.5	61.8
2009	47.6	50.5
2010	40.7	40.3
2011	41.7	30.4
Thereafter	566.0	122.0

	$792.8	$374.9

In each transaction, the Leasing Group has entered into a servicing and re-marketing agreement with the trusts under which the Leasing Group is required to endeavor, consistent with customary commercial practice as would be used by a prudent person, to maintain railcars under lease for the benefit of the trusts. The Leasing Group also receives management fees under the terms of the agreements. In each transaction, an independent trustee for the trust has authority for appointment of the railcar fleet manager.

Derivative Instruments

We use derivative instruments to mitigate the impact of increases in natural gas and diesel fuel prices and interest rates. For instruments designated as hedges, we formally document the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments or forecasted transactions. We assess at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by Statement of Financial Accounting Standards (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, as amended, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in Accumulated Other Comprehensive Income (“AOCI”) as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedge transaction affects earnings.

Interest Rate

From time to time, we enter into various interest rate hedging transactions for the purpose of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances. We use interest rate swaps and forward interest rate swaps as part of its interest rate risk management strategy. Our measurement of the fair value of interest rate swaps is based on estimates of the mid-market values for the transactions provided by the counterparties to these agreements.

As of December 31, 2006, we had $65.0 million of interest rate swaps outstanding to fix the LIBOR component of outstanding debt. No portion of these swaps was treated as ineffective during the year ended December 31, 2006. The amount recorded in the consolidated balance sheet for these instruments was a net asset of $0.4 million as of December 31, 2006 with $0.4 million balance of income in AOCI. The effect on the consolidated statement of operations for the year ended December 31, 2006 was income of $1.0 million.

In anticipation of a future debt issuance, we entered into interest rate swap transactions during 2005 and 2006. These instruments, with a notional amount of $200 million, fixed the interest rate on a portion of a future debt issuance associated with a railcar leasing transaction in 2006 and settled at maturity in the first quarter of 2006. The weighted average fixed interest rate under these instruments was 4.87%. These interest rate swaps were accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million of income recorded in AOCI. The future debt issuance closed in the second quarter of 2006. As of December 31, 2006, the balance remaining in AOCI was $4.2 million. The effect of the amortization on the consolidated statement of operations for the year ended December 31, 2006 was income of $0.2 million.

In addition, in anticipation of a future debt issuance, we entered into interest rate swap transactions during the fourth quarter of 2006. These instruments, with a notional amount of $120 million, hedge the interest rate on a future debt issuance associated with an anticipated secured borrowing facility in 2007 and will expire in the fourth quarter of 2007. The weighted average fixed interest rate under these instruments is 5.14%. These interest rate swaps are being accounted for as cash flow hedges with changes in the fair value of the instruments of $0.3 million in income recorded in AOCI.

Natural Gas and Diesel Fuel

We continue a program to mitigate the impact of fluctuations in the price of its natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit and overall profitability from adverse price changes by entering into hedge instruments. Since the majority of these instruments do not qualify for hedge accounting treatment, any change in their valuation will be recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet for these instruments was a liability of $2.9 million as of December 31, 2006 with $0.4 million of expense in AOCI. The effect on the consolidated statement of operations for the year ended December 31, 2006 was expense of $5.2 million. The amounts recorded in the consolidated statements of operations and balance sheet for the year ended December 31, 2005 for natural gas and diesel fuel hedge transactions were not significant.

We measures the fair value of natural gas and diesel fuel hedges from data provided by various external sources. To value a swap, we use the forward commodity price for the period hedged. The fair values are calculated and provided by a third party administrator. We monitor our hedging positions and credit ratings of our third party administrators and do not anticipate losses due to administrators’ non-performance.

Stock-Based Compensation

We have a share-based compensation plan covering its employees and our Board of Directors. Prior to January 1, 2006, we accounted for stock-based compensation utilizing the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and Related Interpretations. Accordingly, no compensation expense was recognized for fixed option plans because the exercise prices of employee stock options equaled or exceeded the market prices of the underlying stock on the dates of grant. However, prior to adoption of SFAS 123R, Shared-Based Payment, compensation had been included in pro forma disclosures in the financial statement footnotes for periods prior to 2006.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.

We use the Black-Scholes-Merton option pricing model to determine the fair value of stock options granted, consistent with that used for pro forma disclosures under SFAS 123. We have elected the modified prospective transition method as permitted by SFAS 123R and accordingly prior periods have not been restated to reflect the impact of SFAS 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, and restricted stock units that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair value as determined under the pro forma provisions of SFAS 123.

As a result of the adoption of SFAS 123R, we recorded an incremental $1.9 million of stock-based compensation expense for the year ended December 31, 2006. The income tax benefit related to stock-based compensation expense was $12.2 million for the year ended December 31, 2006.

At December 31, 2006, we had unrecognized compensation expense related to stock options of $3.7 million which will be recognized over a weighted average recognition period of 1.3 years. In 2006, no stock options were granted.

At December 31, 2006, we have unrecognized compensation expense related to restricted share awards of approximately $32.3 million and which will be recognized over a weighted average period of 5.1 years. Starting in 2006, certain grants of restricted share awards included a performance element.

Employee Retirement Plans

As disclosed in Note 12 of our consolidated financial statements, the projected benefit obligation for the employee retirement plans exceeds the plans’ assets by $95.8 million as of December 31, 2006 as compared to $99.1 million as of December 31, 2005. The change was primarily due to a change in the discount rate, contributions, and other actuarial variances. We continue to sponsor an employee savings plans under the existing 401(k) plan, that covers substantially all employees and includes a Company matching contribution based on our performance up to 6%, as well as a Supplemental Profit Sharing Plan.

Employer contributions for the year ending December 31, 2007 are expected to be $14.8 million for the defined benefit plans compared to $18.4 million contributed during 2006. Employer contributions to the 401(k) plans and the Supplemental Profit Sharing Plan for the year ending December 31, 2007 are expected to be $5.5 million compared to $4.2 million during 2006.

Contractual Obligations and Commercial Commitments

As of December 31, 2006, we had the following contractual obligations and commercial commitments:

		Payments Due by Period
		1 Year	2-3	4-5	After
Contractual Obligations and Commercial Commitments	Total	or Less	Years	Years	5 Years
	(in millions)

Debt, excluding interest	$1,198.9	$59.8	$183.0	$31.3	$924.8
Operating leases	69.1	17.3	30.1	18.2	3.5
Purchase obligations(1)	555.1	552.3	2.8	—	—
Letters of credit	118.9	111.3	6.3	1.2	0.1
Leasing Group — operating leases related to sale/leaseback transactions	792.8	48.3	96.1	82.4	566.0
Other	54.9	46.2	8.5	0.2	—

Total	$2,789.7	$835.2	$326.8	$133.3	$1,494.4

(1)	Non-cancelable purchase obligations are primarily for steel and railcar specialty components.

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

Inventory

We state our inventories at the lower of cost or market. Our policy related to excess and obsolete inventory requires the inventory to be analyzed at the business unit level on a quarterly basis and to record any required adjustments. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. It is possible that changes in required inventory reserves may occur in the future due to then current market conditions.

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

Goodwill

We are required, at least annually, to evaluate goodwill related to acquired businesses for potential impairment indicators that are based primarily on market conditions in the United States and the operational performance of our reporting units.

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

We have casualty insurance polices that include coverage for product liability claims against the Company. We feel that the level of coverage we maintain under these policies provides adequate protection to the Company against a materially adverse impact on the Company’s financial condition.

Contingencies and Litigation

We are currently involved in certain legal proceedings. As discussed in Note 18 of our consolidated financial statements, as of December 31, 2006, we have accrued our estimate of the probable settlement or judgment costs for the resolution of certain of these claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to these proceedings.

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

Recent Accounting Pronouncements

See Note 1 of the Consolidated Financial Statements for information about recent accounting pronouncements.

Forward-Looking Statements

This annual report on Form 10-K (or statement otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission, news releases, conferences, World Wide Web postings or otherwise) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not historical facts are forward-looking statements and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performances, estimates, projections, goals, and forecasts. Trinity uses the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify these forward-looking statements. Potential factors, which could cause our actual results of operations to differ materially from those in the forward-looking statements, including among others:

•	market conditions and demand for our products;

•	the cyclical nature of both the railcar and barge industries;

•	development of the structural wind towers business

•	variations in weather in areas where construction products are sold and used;

•	disruption of manufacturing capacity due to weather related events;

•	the timing of introduction of new products;

•	the timing of customer orders;

•	price changes;

•	changes in mix of products sold;

•	the extent of utilization of manufacturing capacity;

•	availability and costs of component parts, supplies, and raw materials;

•	competition and other competitive factors;

•	changing technologies;

•	steel prices;

•	surcharges added to fixed pricing agreements for raw materials;

•	interest rates and capital costs;

•	long-term funding of our leasing warehouse facility;

•	taxes;

•	the stability of the governments and political and business conditions in certain foreign countries, particularly Mexico;

•	changes in import and export quotas and regulations;

•	business conditions in emerging economies;

•	results of litigation; and

•	legal, regulatory, and environmental issues.

Any forward-looking statement speaks only as of the date on which such statement is made. Trinity undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Our earnings could be affected by changes in interest rates due to the impact those changes have on our variable rate debt obligations, which represented approximately 6.6% of our total debt as of December 31, 2006. We have hedged 82.3% of this exposure with interest rate swaps leaving 1.2% of our total debt exposed to fluctuations in interest rates. If interest rates average one percentage point more in fiscal year 2007 than they did during in 2006, and our debt level remained constant, our interest expense would increase by $0.1 million. In comparison, at

December 31, 2005, we estimated that if interest rates averaged one percentage point more in fiscal year 2006 than they did during the year ended December 31, 2005, our interest expense would increase by $1.4 million. A one percentage point change in the interest rate would increase/decrease the fair value of the fixed rate debt by approximately $140.0 million. The impact of an increase in interest rates was determined based on the impact of the hypothetical change in interest rates and scheduled principal payments on our variable-rate debt obligations as of December 31, 2006 and 2005.

Trinity uses derivative instruments to mitigate the impact of increases in natural gas and diesel fuel prices. Existing hedge transactions as of December 31, 2006 are based on New York Mercantile Exchange natural gas and heating oil. Hedge transactions are settled with the counterparty in cash.

At December 31, 2006 we had recorded in the consolidated balance sheet a liability of $2.9 million. The effect on the consolidated statement of operations for the year ended December 31, 2006 was expense of $5.2 million. The amounts recorded in the consolidated statements of operations and balance sheet for the year ended December 31, 2005 for natural gas and diesel fuel hedge transactions were not significant.

The following table is an estimate of the impact to earnings that could result from hypothetical price changes during the year ending December 31, 2007 and the balance sheet impact from the hypothetical price change, both based on hedge positions at December 31, 2006.

Sensitivity Analysis

Hedge Commodity Price Change	Annual Pre-Tax Impact	Balance Sheet Impact
	(in millions)	(in millions)

10 percent increase	Decrease expense — $0.8	Decrease in liability — $1.0
10 percent decrease	Increase expense — $0.7	Increase in liability — $1.0

In addition, we are subject to market risk related to our net investments in our foreign subsidiaries. The net investment in foreign subsidiaries as of December 31, 2006 is $97.3 million. The impact of such market risk exposures as a result of foreign exchange rate fluctuations has not been material to us. See Note 10 of the Consolidated Financial Statements.

Item 8.	Financial Statements and Supplementary Data.

Trinity Industries, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
  Trinity Industries, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Trinity Industries, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trinity Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Trinity Industries, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Trinity Industries, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trinity Industries, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2006 of Trinity Industries, Inc. and our report dated February 21, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 21, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
  Trinity Industries, Inc.

We have audited the accompanying consolidated balance sheets of Trinity Industries, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trinity Industries, Inc. and Subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Statements of Financial Accounting Standards No. 123R, Share-Based Payment, and No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Trinity Industries, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 21, 2007

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2006	2005	2004
	(in millions, except per share data)

Revenues	$3,218.9	$2,709.7	$1,965.0
Operating costs:
Cost of revenues	2,628.2	2,324.4	1,802.1
Selling, engineering, and administrative expenses	208.1	181.2	155.2

	2,836.3	2,505.6	1,957.3

Operating profit	382.6	204.1	7.7
Other (income) expense:
Interest income	(14.8)	(3.1)	(10.0)
Interest expense	64.1	42.2	42.8
Other, net	(15.2)	(11.1)	(3.5)

	34.1	28.0	29.3

Income (loss) from continuing operations before income taxes	348.5	176.1	(21.6)
Provision (benefit) for income taxes:
Current	57.5	43.9	(3.1)
Deferred	75.5	21.7	(4.2)

	133.0	65.6	(7.3)

Income (loss) from continuing operations	215.5	110.5	(14.3)
Discontinued operations:
Gain on sales of discontinued operations, net of provision for income taxes of $12.2	20.4	—	—
Income (loss) from discontinued operations, net of provision (benefit) for income taxes of $(1.7), $(8.3), and $1.5	(5.8)	(24.2)	5.0

Net income (loss)	230.1	86.3	(9.3)
Dividends on Series B preferred stock	—	(3.2)	(3.1)

Net income (loss) applicable to common shareholders	$230.1	$83.1	$(12.4)

Net income (loss) applicable to common shareholders per common share:
Basic:
Continuing operations	$2.80	$1.51	$(0.25)
Discontinued operations	0.19	(0.34)	0.07

	$2.99	$1.17	$(0.18)

Diluted:
Continuing operations	$2.72	$1.44	$(0.25)
Discontinued operations	0.18	(0.31)	0.07

	$2.90	$1.13	$(0.18)

Weighted average number of shares outstanding:
Basic	76.9	71.0	69.8
Diluted	79.3	76.7	69.8
Dividends declared per common share	$0.21	$0.17	$0.16

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2006	2005
	(in millions)

ASSETS
Cash and cash equivalents	$311.5	$136.0
Receivables (net of allowance for doubtful accounts of $3.8 at December 31, 2006 and $4.9 at December 31, 2005)	252.5	218.7
Inventories:
Raw materials and supplies	316.5	245.6
Work in process	139.1	113.6
Finished goods	73.3	49.3

	528.9	408.5
Property, plant, and equipment, at cost	2,318.8	1,774.7
Less accumulated depreciation	(728.5)	(695.5)

	1,590.3	1,079.2
Goodwill	463.7	433.4
Assets held for sale and discontinued operations	10.8	132.1
Other assets	267.9	178.6

	$3,425.6	$2,586.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$655.8	$595.8
Debt:
Recourse	772.4	432.7
Non-recourse	426.5	256.3

	1,198.9	689.0
Deferred income	42.9	45.2
Liabilities held for sale and discontinued operations	7.8	36.6
Other liabilities	116.7	46.8

	2,022.1	1,413.4
Series B redeemable convertible preferred stock, no par value, $0.1 liquidation value	—	58.7
Stockholders’ equity:
Preferred stock — 1.5 shares authorized and un-issued	—	—
Common stock — shares authorized — 100.0; shares issued and outstanding at December 31, 2006 — 80.0; at December 31, 2005 — 50.9	80.0	50.9
Capital in excess of par value	484.3	439.8
Retained earnings	908.8	696.9
Accumulated other comprehensive loss	(69.2)	(40.2)
Treasury stock — at December 31, 2006 — 0.0 shares; at December 31, 2005 — 1.5 shares	(0.4)	(33.0)

	1,403.5	1,114.4

	$3,425.6	$2,586.5

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
	(in millions)

Operating activities:
Net income (loss)	$230.1	$86.3	$(9.3)
Adjustments to reconcile net income (loss) to net cash provided (required) by continuing operating activities:
(Income) loss from discontinued operations, including gain (loss) on sale	(14.6)	24.2	(5.0)
Depreciation and amortization	87.6	76.2	77.1
Stock-based compensation expense	14.8	6.1	4.1
Excess tax benefits from stock-based compensation	(7.6)	—	—
Income tax benefit from employee stock options exercised	—	6.9	2.9
Deferred income taxes	75.5	21.7	(4.2)
Gain on disposition of property, plant, equipment, and other assets	(13.5)	(5.6)	(5.4)
Other	(27.7)	(15.5)	(9.4)
Changes in assets and liabilities:
(Increase) decrease in receivables	(33.8)	(67.7)	(0.1)
(Increase) decrease in inventories	(124.0)	(65.2)	(142.8)
(Increase) decrease in other assets	(78.4)	(23.4)	(25.8)
Increase (decrease) in accounts payable and accrued liabilities	5.2	106.0	52.8
Increase (decrease) in other liabilities	(0.2)	(24.8)	9.5

Net cash provided (required) by operating activities — continuing operations	113.4	125.2	(55.6)
Net cash provided (required) by operating activities — discontinued operations	17.4	40.0	(28.0)

Net cash provided (required) by operating activities	130.8	165.2	(83.6)

Investing activities:
Proceeds from sale/leaseback	—	—	212.3
Proceeds from disposition of property, plant, equipment, and other assets	108.8	44.2	55.4
Capital expenditures — lease subsidiary	(543.6)	(345.8)	(164.0)
Capital expenditures — other	(117.5)	(87.7)	(32.2)
Payment for purchase of acquisitions, net of cash acquired	(3.5)	—	(15.7)
Sale of investment in equity trust	—	—	8.5

Net cash provided (required) by investing activities — continuing operations	(555.8)	(389.3)	64.3
Net cash provided (required) by investing activities — discontinued operations	82.9	1.0	(1.6)

Net cash provided (required) by investing activities	(472.9)	(388.3)	62.7

Financing activities:
Issuance of common stock, net	18.1	26.6	18.7
Excess tax benefits from stock-based compensation	7.6	—	—
Payments to retire debt	(410.2)	(49.2)	(301.6)
Proceeds from issuance of debt	920.1	223.6	450.0
Dividends paid to common shareholders	(16.3)	(11.8)	(11.1)
Dividends paid to preferred shareholders	(1.7)	(2.7)	(2.7)

Net cash provided by financing activities	517.6	186.5	153.3

Net increase (decrease) in cash and equivalents	175.5	(36.6)	132.4
Cash and cash equivalents at beginning of period	136.0	172.6	40.2

Cash and cash equivalents at end of period	$311.5	$136.0	$172.6

Interest paid for the years ended December 31, 2006, 2005, and 2004, net of $0.3 million and $0.7 million in capitalized interest for 2006 and 2005, respectively, was $60.5 million, $38.5 million, and $32.0 million, respectively. Taxes paid, net of refunds received, for the years ended December 31, 2006, 2005 and 2004 were $83.7 million, $13.3 million, and $9.5 million, respectively.

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock		Capital		Accumulated
	Shares	$1.00	in Excess		Other			Total
	(100.0	Par	of Par	Retained	Comprehensive	Treasury	Treasury Stock	Stockholders’
	Authorized)	Value	Value	Earnings	Loss	Shares	at Cost	Equity
	(in millions, except par value and dividends per share)

Balances at December 31, 2003	50.9	$50.9	$434.7	$649.9	$(27.3)	(4.3)	$(104.4)	$1,003.8
Net income (loss)	—	—	—	(9.3)	—	—	—	(9.3)
Other comprehensive income (loss):
Minimum pension liability adjustment, net of tax	—	—	—	—	(5.8)	—	—	(5.8)
Currency translation adjustments, net of tax	—	—	—	—	6.6	—	—	6.6
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	1.2	—	—	1.2

Comprehensive net income (loss)								(7.3)
Cash dividends on common stock	—	—	—	(11.3)	—	—	—	(11.3)
Cash dividends on Series B preferred stock	—	—	—	(3.1)	—	—	—	(3.1)
Restricted shares issued	—	—	3.3	—	—	0.4	7.2	10.5
Stock options exercised	—	—	(5.8)	—	—	0.8	27.4	21.6
Other	—	—	0.4	—	—	—	(1.7)	(1.3)

Balances at December 31, 2004	50.9	$50.9	$432.6	$626.2	$(25.3)	(3.1)	$(71.5)	$1,012.9
Net income	—	—	—	86.3	—	—	—	86.3
Other comprehensive income:
Minimum pension liability adjustment, net of tax	—	—	—	—	(10.8)	—	—	(10.8)
Currency translation adjustments, net of tax	—	—	—	—	(5.2)	—	—	(5.2)
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	1.1	—	—	1.1

Comprehensive net income								71.4
Cash dividends on common stock	—	—	—	(12.4)	—	—	—	(12.4)
Cash dividends on Series B preferred stock	—	—	—	(3.2)	—	—	—	(3.2)
Restricted shares issued	—	—	(0.1)	—	—	0.4	14.3	14.2
Stock options exercised	—	—	7.1	—	—	1.2	26.4	33.5
Other	—	—	0.2	—	—	—	(2.2)	(2.0)

Balances at December 31, 2005	50.9	$50.9	$439.8	$696.9	$(40.2)	(1.5)	$(33.0)	$1,114.4
Net income	—	—	—	230.1	—	—	—	230.1
Other comprehensive income:
Currency translation adjustments, net of tax	—	—	—	—	(6.4)	—	—	(6.4)
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	1.4	—	—	1.4
Minimum pension liability, net of tax	—	—	—	—	6.4	—	—	6.4

Comprehensive net income								231.5
Cash dividends on common stock	—	—	—	(17.7)	—	—	—	(17.7)
Cash dividends on Series B preferred stock	—	—	—	(0.5)	—	—	—	(0.5)
Conversion of Series B Preferred Stock	2.7	2.7	56.1	—	—	—	—	58.8
Restricted shares issued	0.1	0.1	12.6	—	—	0.4	4.7	17.4
Impact of adopting SFAS 158, net of tax	—	—	—	—	(30.4)	—	—	(30.4)
Stock options exercised	0.3	0.3	(1.4)	—	—	1.0	19.2	18.1
Income tax benefit from stock options exercised	—	—	10.9	—	—	—	—	10.9
Stock-based compensation expense	—	—	1.9	—	—	—	—	1.9
Other	—	—	0.9	—	—	—	(1.2)	(0.3)
3-for-2 stock split (Note 1)	26.8	26.8	(26.9)	—	—	(0.7)	(0.5)	(0.6)
Issuance of treasury stock used in 3-for-2 stock split	(0.8)	(0.8)	(9.6)	—	—	0.8	10.4	—

Balances at December 31, 2006	80.0	$80.0	$484.3	$908.8	$(69.2)	(0.0)	$(0.4)	$1,403.5

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

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

Revenue Recognition

Revenues for contracts providing for a large number of units and few deliveries are recorded as the individual units are produced, inspected, and accepted by the customer, principally in the Rail and Inland Barge Groups. Revenues from construction contracts are recorded using percentage of completion accounting, using incurred labor hours to estimated total hours of the contract. Estimated losses on all contracts are recorded when determined to be probable and estimable. Revenue from rentals and operating leases are recorded monthly as the fees accrue. Fees for shipping and handling are recorded as revenue. For all other products, the Company recognizes revenue when products are shipped or services are provided.

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

Financial instruments which potentially subject the Company to concentration of credit risk are primarily cash investments and receivables. The Company places its cash investments in bank deposits and investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer. Concentrations of credit risk with respect to receivables are limited due to control procedures to monitor the credit worthiness of customers, the large number of customers in the Company’s customer base, and their dispersion across different industries and geographic areas. The Company maintains an allowance for doubtful accounts based upon the expected collectibility of all receivables.

Inventories

Inventories are valued at the lower of cost or market, with cost determined principally on the first in first out method. Market is replacement cost or net realizable value. Work in process and finished goods include material, labor, and overhead.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. The estimated useful lives are: buildings and improvements — 5 to 30 years; leasehold improvements — the lesser of the term of the lease or 7 years; machinery and equipment — 2 to 10 years; information systems hardware and software — 2 to 5 years; and railcars in our lease fleet — generally 35 years. Based on a study performed by the Company in the fourth quarter of 2005, the estimated useful lives of certain railcars in our lease fleet were extended to 35 years. The impact of this change on net income in 2006 was an increase of approximately $4.5 million, or $0.06 per diluted share, respectively. The costs of ordinary maintenance and repair are charged to operating costs while renewals and major replacements are capitalized.

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

Goodwill and Intangible Assets

Goodwill is evaluated for impairment by reporting unit at least annually as of December 31 by comparing the fair value of each reporting unit to its book value. As of December 31, 2006, the net book value of goodwill was $463.7 million. Intangible assets with defined useful lives, which as of December 31, 2006 had net book values of $4.8 million, are amortized over their estimated useful lives and are also, at least annually, evaluated for potential impairment.

Insurance

The Company is effectively self-insured for workers’ compensation. A third party administrator is used to process claims. The Company accrues the workers’ compensation liability based upon independent actuarial studies.

Trinity has casualty insurance polices that include coverage for product liability claims against the Company. The Company believes that the level of coverage we maintain under these policies provides adequate protection to the Company against materially adverse impact on the Company’s financial condition.

Warranties

The Company provides for the estimated cost of product warranties at the time revenue is recognized and assesses the adequacy of the resulting liability on a quarterly basis.

Foreign Currency Translation

Operations outside the United States prepare financial statements in currencies other than the United States dollar. The income statement amounts are translated at average exchange rates for the year, while the assets and liabilities are translated at year-end exchange rates. Translation adjustments are accumulated as a separate component of stockholders’ equity and other comprehensive income (loss).

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, the effective unrealized portions of changes in fair value of the Company’s derivative financial instruments and the minimum pension liability adjustment for the periods prior to December 31, 2006. On December 31, 2006, an adjustment to record the funded status of the Company’s employee retirement plans was made. See Note 12. All components are shown net of tax.

Stock-Based Compensation

On January 1, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123R Share-Based Payment which requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair-value of those awards, in the financial statements.

The Company uses the Black-Scholes-Merton (“BSM”) option pricing model to determine the fair value of stock options granted to employees, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected the modified prospective transition method as permitted by SFAS 123R and accordingly prior periods have not been restated to reflect the impact of SFAS 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, and restricted stock units that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS 123.

As a result of the adoption of SFAS 123R, the Company recorded an incremental $1.9 million of stock-based compensation expense for the year ended December 31, 2006. The income tax benefit related to stock-based compensation expense was $12.2 million for the year ended December 31, 2006. In accordance with SFAS 123R, the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statement of cash flows. No stock-based compensation costs were capitalized as part of the cost of an asset as of December 31, 2006.

Prior to the adoption of SFAS 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by APB No. 25. The Company applied the disclosure provisions of SFAS 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure as if the fair-value based method had been applied in measuring compensation expense. Under APB No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized. The effect of computing compensation cost and the weighted average fair value of options granted during the years ended December 31, 2005 and 2004 using the BSM option pricing method for stock options are shown in the accompanying table.

	Year Ended December 31,
	2005	2004

Estimated fair value per share of options granted	$9.27	$10.78
Pro forma (in millions):
Income (loss) from continuing operations applicable to common shareholders, as reported	$107.3	$(17.4)
Add: Stock compensation expense related to restricted stock, net of related income tax effect	3.3	2.9
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(4.9)	(5.6)

Pro forma income (loss) from continuing operations applicable to common shareholders — basic	105.7	(20.1)
Add: Effect of dilutive Series B preferred stock	3.2	—

Pro forma income (loss) from continuing operations applicable to common shareholders — diluted	$108.9	$(20.1)

Pro forma income (loss) from continuing operations applicable to common shareholders per common share:
Basic	$1.49	$(0.29)

Diluted	$1.42	$(0.29)

Income (loss) from continuing operations applicable to common shareholders per common share — as reported
Basic	$1.51	$(0.25)

Diluted	$1.44	$(0.25)

Black-Scholes assumptions:
Expected option life (years)	5.0	6.0
Risk-free interest rate	4.0%	4.2%
Dividend yield	0.89%	0.84%
Common stock volatility	0.35	0.35

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“SFAS 109”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation was effective for fiscal years which began after December 31, 2006. We are required to adopt this interpretation in the first quarter of 2007. We are currently evaluating the requirements of FIN 48 and have not yet determined the impact on the consolidated financial statements.

In September 2006, the FASB issued Statement SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the provisions of SFAS 157.

In September 2006, the FASB issued Statement SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”). SFAS 158 requires plan sponsors of defined benefit pension and other postretirement benefit plans (collectively, “postretirement benefit plans”) to recognize the funded status of their postretirement benefit plans in the statement of financial position, measure the fair value of plan assets and benefit obligations as of the date of the statement of financial position and provide additional disclosures. On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. The effect of adopting SFAS 158 on the Company’s balance sheet at December 31, 2006 has been included in the accompanying consolidated financial statements. SFAS 158 did not have an effect on the Company’s consolidated statement of financial position at December 31, 2005 or 2004. SFAS 158’s provisions regarding the change in the measurement date of postretirement benefit plans are not applicable as the Company already used a measurement date of December 31 for its pension plan. See Note 12 for further discussion of the effect of adopting Statement 158 on the Company’s consolidated financial statements.

In September 2006, the FASB issued FASB Staff Position AUG AIR-1, Accounting for Planned Major Maintenance Activities (“FSP AUG AIR-1”) that addresses the planned major maintenance of assets and prohibits the use of the “accrue-in-advance” method of accounting for these activities in annual and interim reporting periods. FSP AUG AIR-1 continues to allow the “direct expense, built-in overhaul, and deferral” methods and requires disclosure of the accounting method for planned major maintenance activities as well as information related to the change from the “accrue-in advance” method to another method. FSP AUG AIR-1 is effective for the first fiscal year which began after December 15, 2006 and should be applied retrospectively. We do not expect the adoption of FSP AUG AIR-1 to have a material impact on our financial statements.

Management’s Estimates

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

Reclassifications

Certain prior year balances have been reclassified to conform to the 2006 presentation for discontinued operations.

Note 2.	Acquisitions and Divestitures

During the year ended December 31, 2006, the Company made two acquisitions in the Company’s Construction Products Group that were accounted for by the purchase method. The combined purchase price for these acquisitions was $3.5 million. Other intangible assets of approximately $0.7 million and goodwill of approximately $0.6 million were recorded as a result of these acquisitions. The Company made an acquisition in the Company’s Construction Products Group during the year ended December 31, 2004 accounted for by the purchase method. The purchase price for this acquisition was $15.7 million. Other intangible assets of approximately $0.8 million and goodwill of approximately $5.0 million were recorded as a result of this acquisition. The acquired operations have been included in the consolidated financial statements from the effective date of the acquisition. Pro forma results would not have been materially different from actual results for any year presented.

On October 26, 2001, Trinity completed a merger transaction with privately owned Thrall Car Manufacturing Company (“Thrall”). Per the merger agreement, Trinity agreed under certain circumstances to make additional payments to the former owners of Thrall, not to exceed $45 million through 2006, based on a formula related to annual railcar industry production levels. The final payment under this agreement has been made in the first quarter of 2007.

At December 31, 2006 and 2005, the Company recorded additional goodwill of $29.7 million and $15.3 million, respectively, related to the earn-out.

Weld Pipe Fittings Business

In June 2006, the Company completed the sale of its weld pipe fittings business to an investment firm for $54.3 million cash. The sale closed on June 8, 2006 and resulted in an after-tax gain of $22.7 million.

The assets and liabilities of the weld pipe fittings business as of December 31, 2005 were as follows (in millions):

Assets of Weld Pipe Fittings Business:
Accounts receivable, net	$3.6
Inventory	11.6
Property, plant, and equipment, net	2.6

Total assets	$17.8

Liabilities of Weld Pipe Fittings Business:
Accounts payable and accrued expenses	$5.3

Total liabilities	$5.3

Condensed results of operations relating to the weld pipe fittings business for the years ended December 31, 2006, 2005, and 2004 are as follows:

	Year Ended December 31,
	2006	2005	2004
	(in millions)

Revenues	$28.0	$53.3	$42.2
Operating costs	23.5	45.1	36.9
Other income	—	0.1	—

Income from discontinued operations before income taxes	4.5	8.3	5.3
Provision for income taxes	1.8	3.0	2.1

Net income from discontinued operations	$2.7	$5.3	$3.2

European Rail Business

In August 2006, the Company sold its European Rail business to an investment firm (“Purchaser”) for $30.0 million plus working capital, as defined in the agreement. Further, the Purchaser agreed to lease certain equipment from the Company with lease obligations totaling approximately $6.0 million. A portion of the sales price was financed with a $13.5 million note from the Purchaser to the Company secured by stock of one of the companies sold. A portion of the note receivable is being accounted for using a cost recovery method. The Company retained certain assets, primarily accounts receivable, and certain liabilities. The Company indemnified the Purchaser for the product warranties for the sold business capped up to a maximum of $8.0 million. The sale closed on August 3, 2006 and resulted in an after-tax gain of $0.8 million. Such gain includes the reversal of the accumulated foreign currency translation adjustment related to the European operations of $8.7 million. See Note 14.

In connection with the sale, the Company entered into a Transition Services Agreement. In exchange for specified fees, the Company provided to the Purchaser certain services including consulting in the areas of accounting, tax, information technology, and use of certain facilities through December 31, 2006.

The assets and liabilities of the European Rail business were as follows (in millions):

Assets of European Rail Business:

December 31,
2005

Cash and cash equivalents	$14.9
Accounts receivable	27.3
Inventories	23.9
Other current assets	0.8
Property, plant, and equipment, net	37.3
Other assets	7.2

Total assets	$111.4

Liabilities of European Rail Business:

December 31,
2005

Accounts payable and accrued liabilities	$28.5
Other liabilities	2.5

Total liabilities	$31.0

Condensed results of operations relating to the European Rail business for the years ended December 31, 2006, 2005, and 2004 are as follows:

	Year Ended
	December 31,
	2006	2005	2004
	(in millions)

Revenues	$70.8	$137.2	$189.2
Operating costs	82.0	178.5	187.3
Other (income) expense	0.4	(1.2)	—

(Loss) income from discontinued operations before income taxes	(11.6)	(40.1)	1.9
Benefit for income taxes	(3.5)	(11.3)	(0.6)

Net (loss) income from discontinued operations	$(8.1)	$(28.8)	$2.5

Other Discontinued Operations

In September 2006, the Company committed to a plan to divest of its Brazilian operations. Total net assets of the Brazilian operations as of December 31, 2006 and December 31, 2005 were $2.6 million and $2.7 million, respectively. For the years ended December 31, 2006, 2005, and 2004, revenues and net income from discontinued operations were insignificant. Given the Company’s plan to divest of its Brazilian operations, the accumulated foreign currency translation adjustments (“CTA”) related to the operations have been included as part of the carrying amount of the investment when evaluating impairment. Including CTA amounts in the total value of the investment when evaluating the investment for impairment resulted in the Company recording an asset impairment charge of $3.9 million. The impairment charge is included in loss on sales of discontinued operations in the accompanying consolidated statement of operations.

Note 3. Segment Information

The Company reports operating results in the following business segments: (1) the Rail Group, which manufactures and sells railcars and component parts; (2) the Construction Products Group, which manufactures and sells highway products, concrete and aggregates, girders, and beams used in the construction of highway and railway bridges; (3) the Inland Barge Group, which manufactures and sells barges and related products for inland waterway services; (4) the Energy Equipment Group, which manufactures and sells products for energy related businesses, including tank heads, pressure and non-pressure containers for the storage and transportation of liquefied gases and other liquid and dry products, and structural wind towers; and (5) the Railcar Leasing and Management Services Group, which provides fleet management, maintenance, and leasing services. Finally, All Other includes the Company’s captive insurance and transportation companies, legal and environmental costs associated with non-operating facilities, other peripheral businesses, and change in the market valuation related to ineffective commodity hedges.

In June 2006, the Company sold its weld pipe fittings business, which had historically been a component of the Construction Products Group. Historical segment information has been retroactively adjusted to exclude the discontinued operations from the Construction Products Group.

In August 2006, the Company sold its European Rail business, which had historically been a component of the Rail Group. Historical segment information has been retroactively adjusted to exclude the discontinued operations from the Rail Group.

In September 2006, the Company committed to a plan to divest its Brazilian operations, which had historically been a component of the Energy Equipment Group. Historical segment information has been retroactively adjusted to exclude the discontinued operations from the Energy Equipment Group.

Sales and related profits from the Rail Group to the Railcar Leasing and Management Services Group are recorded in the Rail Group and eliminated in consolidation. Sales of railcars from the lease fleet are included in the Railcar Leasing and Management Services Group. Sales between groups are recorded at prices comparable to those charged to external customers.

The financial information from continuing operations for these segments is shown in the tables below. The Company operates principally in the continental United States and Mexico.

Year Ended December 31, 2006

				Operating
	Revenues			Profit		Depreciation &	Capital
	External	Intersegment	Total	(Loss)	Assets	Amortization	Expenditures
	(in millions)

Rail Group	$1,516.9	$625.7	$2,142.6	$253.9	$1,037.8	$15.3	$50.0
Construction Products Group	694.0	1.3	695.3	61.5	299.0	23.1	29.5
Inland Barge Group	371.2	—	371.2	44.5	100.6	3.3	9.2
Energy Equipment Group	327.6	8.9	336.5	45.7	168.8	5.5	18.5
Railcar Leasing and Management Services Group	303.5	0.2	303.7	106.5	1,550.0	35.8	543.6
All Other	5.7	49.5	55.2	(8.8)	52.5	1.5	2.2
Corporate	—	—	—	(37.9)	377.0	3.1	8.1
Eliminations	—	(685.6)	(685.6)	(82.8)	(170.9)	—	—

Consolidated Total	$3,218.9	$—	$3,218.9	$382.6	$3,414.8	$87.6	$661.1

Year Ended December 31, 2005

				Operating
	Revenues			Profit		Depreciation &	Capital
	External	Intersegment	Total	(Loss)	Assets	Amortization	Expenditures
	(in millions)

Rail Group	$1,418.3	$398.0	$1,816.3	$135.0	$892.3	$11.4	$42.2
Construction Products Group	616.8	4.8	621.6	55.3	257.3	22.0	31.4
Inland Barge Group	240.7	—	240.7	15.7	76.8	2.8	2.3
Energy Equipment Group	224.7	10.1	234.8	31.9	119.7	4.7	5.3
Railcar Leasing and Management Services Group	203.7	—	203.7	55.8	972.7	29.8	345.8
All Other	5.5	38.3	43.8	(4.2)	24.7	1.8	1.8
Corporate	—	—	—	(35.0)	196.2	3.7	4.7
Eliminations	—	(451.2)	(451.2)	(50.4)	(85.3)	—	—

Consolidated Total	$2,709.7	$—	$2,709.7	$204.1	$2,454.4	$76.2	$433.5

Year Ended December 31, 2004

				Operating
	Revenues			Profit		Depreciation &	Capital
	External	Intersegment	Total	(Loss)	Assets	Amortization	Expenditures
	(in millions)

Rail Group	$891.5	$175.2	$1,066.7	$(20.4)	$799.7	$12.0	$3.4
Construction Products Group	533.9	1.6	535.5	35.1	244.1	23.2	18.5
Inland Barge Group	210.4	—	210.4	(14.8)	65.4	2.9	3.7
Energy Equipment Group	144.5	7.6	152.1	15.3	125.3	5.5	2.2
Railcar Leasing and Management Services Group	181.0	—	181.0	42.0	600.4	27.5	164.0
All Other	3.7	29.8	33.5	(2.7)	0.3	2.4	1.2
Corporate	—	—	—	(32.6)	216.4	3.6	3.2
Eliminations	—	(214.2)	(214.2)	(14.2)	(41.1)	—	—

Consolidated Total	$1,965.0	$—	$1,965.0	$7.7	$2,010.5	$77.1	$196.2

Corporate assets are composed of cash and cash equivalents, notes receivable, certain property, plant, and equipment, and other assets. Capital expenditures do not include business acquisitions.

Revenues and operating profit for our Mexico operations for the years ended December 31, 2006, 2005, and 2004 are presented below:

	Revenues			Operating Profit
	Year Ended December 31,			Year Ended December 31,
	2006	2005	2004	2006	2005	2004
	(in millions)

Mexico	$80.4	$59.3	$44.6	$14.7	$13.9	$2.7

Total assets and long-lived assets for our Mexico operations as of December 31, 2006 and 2005 are presented below:

	Total Assets		Long-Lived Assets
	December 31,
	2006	2005	2006	2005
		(in millions)

Mexico	$214.3	$165.9	$104.7	$86.3

Note 4.	Railcar Leasing and Management Services Group

The Railcar Leasing and Management Services Group (“Leasing Group”) provides fleet management, maintenance and leasing services. Selected combined financial information for the Leasing Group is as follows:

	December 31,	December 31,
	2006	2005
	(in millions)

Balance Sheet
Cash	$13.0	$19.3
Leasing equipment
Machinery	35.1	33.4
Equipment on lease	1,511.5	964.9

	1,546.6	998.3
Accumulated depreciation	(163.9)	(145.9)

	1,382.7	852.4
Restricted assets	111.6	73.9
Debt
Recourse	119.1	130.1
Non-recourse	426.5	256.3

	Year Ended December 31,
	2006	2005	2004
	(in millions)

Statement of Operations
Revenues	$303.7	$203.7	$181.0
Operating profit	106.5	55.8	42.0

Interest expense, which is not a component of operating profit, was $34.5 million, $19.3 million, and $18.4 million for the years ended December 31, 2006, 2005, and 2004, respectively. Rent expense, which is a component of operating profit, was $44.7 million, $49.2 million, and $39.2 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured by Trinity and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Leasing Group primarily enters into operating leases. Future minimum rental revenues on leases in each year are as follows:

	2007	2008	2009	2010	2011	Thereafter	Total
	(in millions)

Future Minimum Rental Revenues on Leases	$201.7	$181.2	$163.6	$142.2	$104.5	$367.4	$1,160.6

The Leasing Group’s debt consists of both recourse and non-recourse debt. See Note 9 for maturities of the debt. Leasing Group equipment with a net book value of approximately $722.2 million is pledged as collateral for Leasing Group debt. Equipment with a net book value of approximately $109.0 million is pledged as collateral against operating lease obligations.

In prior years, the Leasing Group completed a series of financing transactions whereby railcars were sold to one or more separate independent owner trusts. Each trust financed the purchase of the railcars with a combination of debt and equity. In each transaction, the equity participant in the trust is considered to be the primary beneficiary of the trusts. The Leasing Group, through newly formed, wholly owned qualified subsidiaries, leased railcars from the trusts under operating leases with terms of 22 years, and subleased the railcars to independent third party customers under shorter term operating rental agreements. Under the terms of the operating lease agreements between the subsidiaries and trusts, the Leasing Group has the option to purchase at a predetermined fixed price, certain of the railcars from the trusts in 2016 and other railcars in 2019. The Leasing Group also has options to purchase the railcars at the end of the respective lease agreements in 2023, 2026, and 2027 at the then fair market value of the railcars as determined by a third party, independent appraisal. At the expiration of the operating lease agreements, the Company has no further obligations there-under.

The Leasing Group’s subsidiaries had total assets as of December 31, 2006 of $210.4 million, including cash of $71.0 million and Leasing Group railcars of $109.0 million. The rights, title, and interest in each sublease, cash, and railcar are pledged to collateralize the lease obligations to the trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiaries’ lease obligations. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties to be available to Trinity. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future minimum rental revenues related to these leases due to the Leasing Group are as follows:

	Future
	Operating	Future
	Lease	Minimum
	Obligations of	Rental Revenues
	Trusts’ Cars	of Trusts’ Cars
	(in millions)

2007	$48.3	$69.9
2008	48.5	61.8
2009	47.6	50.5
2010	40.7	40.3
2011	41.7	30.4
Thereafter	566.0	122.0

	$792.8	$374.9

In each transaction the Leasing Group has entered into a servicing and re-marketing agreement with the trusts under which the Leasing Group is required to endeavor, consistent with customary commercial practice as would be used by a prudent person, to maintain railcars under lease for the benefit of the trusts. The Leasing Group also receives management fees under the terms of the agreements. In each transaction, an independent trustee for the trust has authority for appointment of the railcar fleet manager.

Note 5.	Derivative and Financial Instruments

The Company uses derivatives instruments to mitigate the impact of increases in natural gas and diesel fuel prices and interest rates, as well as to convert a portion of its variable-rate debt to fixed-rate debt. For instruments designated as hedges, the Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments, or forecasted transactions. The Company assesses at the time a derivative contract is entered into, and at least quarterly thereafter, whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in Accumulated Other Comprehensive Income

(“AOCI”) as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedge transaction affects earnings.

Trinity monitors its derivative positions and credit ratings of its counterparties and does not anticipate losses due to counterparties’ non- performance.

Interest rate hedges

From time to time, the Company enters into various interest rate hedging transactions for the purpose of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances. The Company uses interest rate swaps as part of its interest rate risk management strategy.

The Company uses interest rate swaps to fix the LIBOR component of outstanding debt. These swaps are accounted for as cash flow hedges under SFAS 133. As of December 31, 2006 and 2005, Trinity had $65 million and $115 million of interest rate swaps outstanding, respectively, to fix the LIBOR component of outstanding debt. The amount recorded in the consolidated balance sheet for these instruments was an asset of $0.4 million as of December 31, 2006 with $0.4 million of income in AOCI. The effect on the consolidated statement of operations for the year ended December 31, 2006 was income of $1.0 million.

In anticipation of a future debt issuance, the Company entered into interest rate swap transactions during 2005 and 2006. These instruments, with a notional amount of $200 million, fixed the interest rate on a portion of a future debt issuance associated with a railcar leasing transaction in 2006 and settled at maturity in the first quarter of 2006. The weighted average fixed interest rate under these instruments was 4.87%. These interest rate swaps were being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million recorded in AOCI through the date the related debt issuance closed in May 2006. The balance is being amortized over the term of the related debt. As of the year ended December 31, 2006, the balance remaining in AOCI was $4.2 million. The effect of the amortization on the consolidated statement of operations for the year ended December 31, 2006 was income of $0.2 million.

In addition, in anticipation of a future debt issuance, the Company entered into interest rate swap transactions during the fourth quarter of 2006. These instruments, with a notional amount of $120 million, hedge the interest rate on a future debt issuance associated with an anticipated secured borrowing facility in 2007 and will expire in the fourth quarter of 2007. The weighted average fixed interest rate under these instruments is 5.144%. These interest rate swaps are being accounted for as cash flow hedges with changes in the fair value of the instruments of $0.3 million of income recorded in AOCI.

Natural gas and diesel fuel

The Company continues a program to mitigate the impact of fluctuations in the price of its natural gas and diesel fuel purchases. The intent of the program is to protect the Company’s operating profit and overall profitability from adverse price changes by entering into derivative instruments. Since the majority of these instruments do not qualify for hedge accounting treatment, any change in their valuation will be recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet for these instruments was a liability of $2.9 million as of December 31, 2006 with $0.4 million of expense in AOCI. The effect on the consolidated statement of operations for the year ended December 31, 2006 was expense of $5.2 million. The amounts recorded in the consolidated statements of operations and balance sheet for the year ended December 31, 2005 for natural gas and diesel fuel hedge transactions were not significant.

The carrying amounts and estimated fair values of the Company’s long-term debt at December 31, 2006 were as follows:

		Estimated
	Carrying Value	Fair Value
	(in millions)

Convertible subordinated notes	$450.0	$454.5
Senior notes	201.5	199.5
Equipment trust certificates	119.1	121.5
Secured railcar equipment notes	347.5	347.5
Warehouse facility	79.0	79.0

The estimated fair values of the Company’s publicly held long-term debt were based on quoted market prices. The fair values of all other financial instruments approximate their carrying values.

Note 6.	Property, Plant, and Equipment

The following table summarizes the components of property, plant, and equipment as of December 31, 2006 and 2005.

	December 31,	December 31,
	2006	2005
	(in millions)

Corporate/Manufacturing:
Land	$35.8	$33.7
Buildings and improvements	329.2	294.1
Machinery and other	538.6	470.3
Construction in progress	39.5	63.6

	943.1	861.7
Less accumulated depreciation	(564.6)	(549.6)

	378.5	312.1
Leasing:
Machinery	35.2	33.4
Equipment on lease	1,511.4	964.9

	1,546.6	998.3
Less accumulated depreciation	(163.9)	(145.9)

	1,382.7	852.4
Deferred profit on railcars sold to the Leasing Group	(170.9)	(85.3)

	$1,590.3	$1,079.2

The Company leases certain equipment and facilities under operating leases. Future minimum rent expense on these leases in each years are (in millions): 2007 — $17.3; 2008 — $16.1; 2009 — $14.0; 2010 — $10.7; 2011 — $7.5, and $3.5 thereafter. See Note 4 for information related to the lease agreements, future operating lease obligations and future minimum rent expense associated with the Company’s wholly owned, qualified subsidiaries.

The Company capitalized $0.3 million and $0.7 million of interest expense as part of the cost of construction of facilities and equipment during 2006 and 2005, respectively.

The Company estimates the fair market value of properties no longer in use or held for sale based on the location and condition of the properties, the fair market value of similar properties in the area, and the Company’s experience of selling similar properties in the past. As of December 31, 2006, the Company had non-operating plants with a net book value of $7.7 million. The Company’s estimated fair value of these assets exceeds their book value.

Note 7.	Goodwill

As of December 31, 2006 and 2005, the Company’s impairment test of goodwill was completed at the reporting unit level and impairment was not indicated. At December 31, 2006, the Company recorded additional goodwill of $29.7 million for the Rail Group related to the Thrall acquisition (Note 2). Goodwill by segment is as follows:

	December 31,	December 31,
	2006	2005
	(in millions)

Rail	$447.5	$417.8
Construction Products	10.1	9.5
Energy Equipment	4.3	4.3
Railcar Leasing and Management Services	1.8	1.8

	$463.7	$433.4

Note 8.	Warranties

The Company provides for the estimated cost of product warranties at the time revenue is recognized related to products covered and assesses the adequacy of the resulting reserves on a quarterly basis. The changes in the accruals for warranties for the years ended December 31, 2006, 2005, and 2004 are as follows:

	December 31,	December 31,	December 31,
	2006	2005	2004
	(in millions)

Beginning balance	$36.8	$19.3	$23.0
Warranty costs incurred	(20.4)	(10.4)	(12.3)
Product warranty accrual	11.6	24.0	8.3
Currency translation	0.9	(0.4)	0.3
Discontinued operations	(0.3)	—	—
Recoverable warranty costs	—	4.3	—

Ending balance	$28.6	$36.8	$19.3

The increase in the product warranty accruals in 2005 was due primarily to an increase in product quantities covered by warranties in 2005 as well as specific issues identified during 2005. In 2005, the product warranty accrual included approximately $8.9 million related to our European discontinued operations, of which $7.0 million of warranty costs incurred was included in 2006. The recoverable warranty costs in 2005 are primarily due to calculated warranty exposures reimbursed to the Company by former owners of an acquired entity.

Note 9.	Debt

The following table summarizes the components of debt as of December 31, 2006 and 2005.

	December 31,	December 31,
	2006	2005
	(in millions)

Corporate/Manufacturing — Recourse:
Revolving commitment	$—	$—
Convertible subordinated notes	450.0	—
Senior notes	201.5	300.0
Other	1.8	2.6

	653.3	302.6

Leasing — Recourse
Equipment trust certificates	119.1	130.1

	772.4	432.7

Leasing — Non-recourse
Secured railcar equipment notes	347.5	—
Warehouse facility	79.0	256.3

	426.5	256.3

Total debt	$1,198.9	$689.0

In June 2006, the Company completed the sale of $450 million of Convertible Subordinated Notes due 2036 (“Convertible Subordinated Notes”). The Convertible Subordinated Notes bear an interest rate of 3 7/8% per annum on the principal amount payable semi-annually in arrears on June 1 and December 1 of each year, which began on December 1, 2006. In addition, commencing with the six-month period beginning June 1, 2018, and for each six-month period thereafter, the Company will pay contingent interest to the holders of the Convertible Subordinated Notes under certain circumstances. The Convertible Subordinated Notes mature on June 1, 2036, unless redeemed, repurchased, or converted earlier. The conversion of the Convertible Subordinated Notes into cash and shares of the Company’s common stock is limited to specific circumstances described in the indenture. A conversion would currently be based on a conversion rate of 19.1472 shares of common stock per $1,000 principal amount, which is equivalent to a conversion price of approximately $52.23 per share, on a post-split basis. The Company used a portion of the proceeds from this sale to retire $98.5 million of Senior Notes and $0.7 million of Equipment Trust Certificates. The net gain on these repurchases as well as the write-off of related deferred loan fees were not significant.

In May 2006, Trinity Rail Leasing V, L.P., a limited partnership (“TRL-V”) and a limited purpose, indirect wholly-owned subsidiary of the Company owned through the Company’s wholly-owned subsidiary Trinity Industries Leasing Company (“TILC”) issued $355.0 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2006-1A (the “Secured Railcar Equipment Notes”). The Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated May 24, 2006, between TRL-V and Wilmington Trust Company, as indenture trustee. These Secured Railcar Equipment Notes bear interest at a fixed rate of 5.9% per annum, are payable monthly, and have a final maturity of May 14, 2036. These Secured Railcar Equipment Notes are limited recourse obligations of TRL-V only, secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-V.

The Company’s 6 1/2% senior notes (“Senior Notes”) due 2014 rank equally with all of the Company’s existing and future senior debt but are subordinated to all the Company’s existing and future secured debt to the extent of the value of the assets securing such debt. The Company may redeem some or all of the Senior Notes at any time on or after March 15, 2009 at a redemption price of 103.25% in 2009, 102.167% in 2010, 101.083% in 2011 and 100.0% in 2012 and thereafter plus accrued interest. The Company may also redeem up to 35% of the aggregate principal amount of the Senior Notes using the proceeds from certain public equity offerings completed on or before

March 15, 2007 at a redemption price of 106.5% of the principal amount plus accrued and unpaid interest. The Senior Notes could restrict the Company’s ability to incur additional debt; make certain distributions, investments, and other restricted payments; create certain liens; merge; consolidate; or sell substantially all or a portion of its assets. During the second quarter of 2006, the Company repurchased $98.5 million of Senior Notes, leaving an outstanding principal balance of $201.5 million.

The Company’s $350 million revolving credit facility matures April 2011. The agreement requires maintenance of ratios related to interest coverage for the leasing and manufacturing operations, leverage, and minimum net worth. At December 31, 2006, there were no borrowings under the revolving credit facility. After $115.2 million was considered for letters of credit, $234.8 million was available under the revolving credit facility.

TILC’s $375 million non-recourse warehouse facility, established to finance railcars owned by TILC, had $79.0 million outstanding as of December 31, 2006. The warehouse facility is due August 2007 and unless renewed would be payable in three equal installments in February 2008, August 2008, and February 2009. Railcars financed by the warehouse facility have historically been refinanced under long-term financing agreements. Specific railcars and the underlying leases secure the facility. Advances under the facility may not exceed 75% of the fair market value of the eligible railcars securing the facility as defined by the agreement. Advances under the facility bear interest at defined index rate plus a margin, for an all-in-rate of 6.21% at December 31, 2006. At December 31, 2006, $296.0 million was available under this facility.

TILC’s 2002-1 Pass Through Certificates bear interest at 7.755%. Equipment notes issued by TILC for the benefit of the holders of the Pass Through Certificates are collateralized by interest in certain railcars owned by TILC and the leases pursuant to which such railcars are leased to customers. The equipment notes, including the obligations to make payments of principal and interest thereon, are direct obligations of TILC and are fully and unconditionally guaranteed by Trinity Industries, Inc. as guarantor.

Principal payments due during the next five years as of December 31, 2006 are as follows:

	2007	2008	2009	2010	2011	Thereafter
	(in millions)

Recourse
Corporate/Manufacturing	$1.0	$0.7	$0.1	$—	$—	$651.5
Leasing — equipment trust certificates (Note 4)	43.5	14.2	61.4	—	—	—
Non-recourse
Leasing — secured railcar equipment notes (Note 4)	13.4	14.2	15.3	16.4	14.9	273.3
Leasing — warehouse facility (Note 4)	1.9	51.4	25.7	—	—	—

Total principal payments	$59.8	$80.5	$102.5	$16.4	$14.9	$924.8

Commitments under letters of credit, primarily related to insurance, are $118.9 million, expiring $111.3 million in 2007, $3.7 million in 2008, $2.6 million in 2009, $1.2 million in 2010, and $0.1 million after 2010.

Note 10.	Other, Net

Other, net (income) expense consists of the following items:

	Year Ended December 31,
	2006	2005	2004
	(in millions)

Gains on dispositions of property, plant, and equipment	$(13.5)	$(5.5)	$(5.4)
Foreign exchange transactions	(1.3)	(0.5)	0.5
(Gain) loss on equity investments	0.4	(3.2)	1.9
Lease of oil and gas mineral rights	—	(1.8)	—
Other	(0.8)	(0.1)	(0.5)

Other, net	$(15.2)	$(11.1)	$(3.5)

Note 11.	Income Taxes

The components of the provision (benefit) for income taxes from continuing operations are as follows:

	Year Ended December 31,
	2006	2005	2004
	(in millions)

Current:
Federal	$41.8	$33.1	$(9.6)
State	10.8	4.4	3.3
Foreign	4.9	6.4	3.2

	57.5	43.9	(3.1)
Deferred	75.5	21.7	(4.2)

Provision (benefit)	$133.0	$65.6	$(7.3)

Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax liabilities and assets are as follows:

	December 31,
	2006	2005
	(in millions)

Deferred tax liabilities:
Depreciation, depletion, and amortization	$233.5	$150.3
Inventory	—	1.4
Convertible debt	4.5	—
Other liabilities	11.9	3.1

Total deferred tax liabilities	249.9	154.8

Deferred tax assets:
Workers compensation, pensions, and other benefits	59.4	50.1
Warranties and reserves	24.5	23.2
Equity items	32.0	22.6
Tax loss carryforwards and credits	31.1	47.4
Inventory	7.8	—
Accrued liabilities and other	0.9	1.4

Total deferred tax assets	155.7	144.7

Net deferred tax liabilities before valuation allowance	94.2	10.1
Valuation allowance	3.6	22.6

Net deferred tax liabilities	$97.8	$32.7

The reduction in the valuation allowance in 2006 relates primarily to $2.8 million of capital loss carryforwards that were not previously deemed usable for tax purposes. As a result of capital gains generated from the weld pipe fittings business and the European business sales, management now believes that it will more likely than not utilize those capital losses prior to their expiration. The balance of the change relates to the sale of the European operations and had no impact on the income tax provision.

At December 31, 2006, the Company had $2.0 million of Federal consolidated net operating loss carry forwards and tax effected $19.4 million of state loss carry forwards. The Federal tax loss carry forwards are related to pre-acquisition losses from acquired subsidiaries and are due to expire between 2011 and 2013. The Company has established a valuation allowance for state net operating losses which may not be realizable. These net operating losses expire between 2007 and 2025.

Realization of deferred tax assets is dependent on generating sufficient taxable income in future periods. The Company has established valuation allowances against tax losses and credits that it will most likely be unable to utilize. The Company believes that it more likely than not will be able to generate sufficient future taxable income to utilize the remaining deferred tax assets.

At December 31, 2006, the Internal Revenue Service has audited tax years through December 31, 2002. Certain issues are being challenged by the Internal Revenue Service that could result in the reallocation of taxable income between two or more years. Additionally, the Company and/or one or more of its subsidiaries has open audits in various states. The Company is routinely under audit by federal, foreign, and state tax authorities in the areas of income, franchise, sales and use, and other types of taxes. These audits include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with federal, foreign, and state tax laws. In evaluating the exposure associated with various tax filing positions, the Company accrues charges for probable exposures as well as the interest related to those exposures.

The provision (benefit) for income taxes from continuing operations results in effective tax rates different from the statutory rates. The following is reconciliation between the statutory United States federal income tax rate and the Company’s effective income tax rate:

	Year Ended December 31,
	2006	2005	2004

Statutory rate	35.0%	35.0%	35.0%
State taxes	1.1	2.2	(2.9)
Change in valuation allowance	(0.8)	1.0	10.1
Foreign tax rate differential	(0.1)	(0.3)	1.0
Changes in tax laws and rates	2.5	—	4.0
Profit sharing expense	—	—	(2.0)
Inflation and exchange (losses) gains	0.3	—	(4.2)
Other, net	0.2	(0.6)	(7.2)

Total taxes	38.2%	37.3%	33.8%

Income (loss) from continuing operations before income taxes for the year ended December 31, 2006, 2005, and 2004 was $328.2 million, $157.8 million, and ($36.5) million, respectively, for United States operations, and $20.3 million, $18.3 million, and $14.9 million, respectively, for foreign operations. The Company has provided United States deferred income taxes on the un-repatriated earnings of its foreign operations. The Company has $11.6 million of foreign tax credit carry forwards which will expire between 2013 and 2015.

In June 2006, the State of Texas enacted a new tax based upon a unitary group’s combined net margin and eliminated its traditional earned surplus and franchise tax. The new margin tax is based upon gross income, plus or minus certain statutorily defined adjustments and multiplied by 1%. As a result of the margin tax, deferred tax assets and liabilities that were previously established for taxes within the State of Texas amounting to $8.8 million were written off.

Note 12.	Employee Retirement Plans

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS 158. SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plans in the December 31, 2006 balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of SFAS 87, Employers’ Accounting for Pensions, all of which were previously netted against the plan’s funded status in the Company’s balance sheet pursuant to the provisions of SFAS 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158.

The incremental effects of adopting the provisions of SFAS 158 on the Company’s balance sheet at December 31, 2006 are presented in the following table. The adoption of SFAS 158 had no effect on the Company’s consolidated statement of operations for the year ended December 31, 2006, or for any prior period presented, and it will not effect the Company’s operating results in future periods. Had the Company not been required to adopt SFAS 158 at December 31, 2006, it would have recognized an additional minimum liability pursuant to the provisions of SFAS 87. The effect of recognizing the additional minimum liability is included in the table below in the column labeled “Prior to Application of SFAS 158.”

	At December 31, 2006
	Prior to	Effect of	As Reported at
	Adopting	Adopting	December 31,
	SFAS 158	SFAS 158	2006
	(in millions)

Assets:
Intangible asset	$1.5	$(1.5)	$—
Deferred tax asset	14.7	18.5	33.2

Liabilities:
Benefit liability	48.3	47.5	95.8
Stockholders’ Equity:
Accumulated other comprehensive income	24.1	30.4	54.5

Included in accumulated other comprehensive income at December 31, 2006 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized transition asset of $0.2 ($0.2 net of tax), unrecognized prior service cost of $1.6 ($1.0 net of tax), and unrecognized actuarial losses of $86.3 ($53.7 net of tax). The transition asset, prior service cost, and actuarial loss included in AOCI and expected to be recognized in net periodic pension cost during the year ending December 31, 2007 is $0.1 ($0.1 net of tax), $0.2 ($0.1 net of tax), and $4.1 ($2.6 net of tax), respectively.

The Company sponsors defined benefit plans and defined contribution profit sharing plans which provide income and death benefits for eligible employees. The annual measurement date of the benefit obligations, fair value of plan assets and funded status is December 31.

Actuarial Assumptions

	Year Ended December 31,
	2006	2005	2004

Assumptions used to determine benefit obligations at the annual measurement date were:
Obligation discount rate	6.00%	5.75%	6.00%
Compensation increase rate	4.00%	4.00%	4.00%
Assumptions used to determine net periodic benefit costs were:
Obligation discount rate	5.75%	6.00%	6.25%
Long-term rate of return on plan assets	8.75%	8.75%	8.75%
Compensation increase rate	4.00%	4.00%	4.00%

The expected long-term rate of return on plan assets is an assumption reflecting the anticipated weighted average rate of earnings on the portfolio over the long-term. To arrive at this rate, the Company developed estimates based upon the anticipated performance of the assets in its portfolio.

Components of Net Periodic Pension Cost

	Year Ended
	December 31,
	2006	2005	2004
	(in millions)

Expense Components
Service cost	$12.2	$10.2	$9.8
Interest	18.1	16.8	14.9
Expected return on assets	(18.1)	(17.2)	(15.5)
Amortization and deferral	4.2	2.9	1.2
Profit sharing	6.1	5.6	3.5
Other	0.1	0.4	—

Net expense	$22.6	$18.7	$13.9

Obligations and Funded Status

	Year Ended December 31,
	2006	2005
	(in millions)

Projected Benefit Obligations
Beginning of year	$303.4	$252.3
Service cost	12.2	10.2
Interest	18.1	16.8
Benefits paid	(9.5)	(10.1)
Actuarial (gain) loss	(3.8)	34.2

End of year	$320.4	$303.4

Plans’ Assets
Beginning of year	$204.3	$196.6
Actual return on assets	11.4	10.2
Employer contributions	18.4	7.6
Benefits paid	(9.5)	(10.1)

End of year	$224.6	$204.3

Consolidated Balance Sheet Components
Funded status	$(95.8)	$(99.1)
Unamortized transition asset	—	(0.4)
Unrecognized prior service cost	—	1.8
Unrecognized loss	—	87.7
Intangible asset	—	(1.7)
Amounts recorded for minimum pension liability	—	(48.6)

Benefit liability	$(95.8)	$(60.3)

The unfunded status of the plan of $95.8 million at December 31, 2006 was recognized in the accompanying balance sheet as accrued pension liability. No plan assets are expected to be returned to the Company during the year ending December 31, 2007.

Plan Assets

The pension plan weighted-average asset allocation at year-end 2006 and 2005 and the range of target asset allocations are as follows:

		Percentage
		of Plan
	Range of	Assets at
	Target	Year-End
	Allocation	2006	2005

Asset category:
Equity securities	55-65%	64%	64%
Fixed income	35-45%	36%	36%

Total		100%	100%

The Company’s pension investment strategies have been developed as part of a comprehensive asset/liability management process that considers the relationship between both the assets and liabilities of the plans. These strategies consider not only the expected risk and returns on plan assets, but also the actuarial projections of liabilities, projected contributions, and funded status. The equity allocation is heavily weighted toward domestic large capitalized companies. There is also a lesser exposure to domestic small/mid cap companies, as well as, international equities. The fixed income allocation is equally split between a limited duration portfolio and a core plus portfolio that has a duration in-line with published bond indices. This asset mix is designed to meet the longer-term obligations of the plan as projected by actuarial studies.

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

Cash Flows

The Company expects to contribute approximately $14.8 million to its defined benefit plans during 2007.

Benefit payments expected to be paid during the next ten years are as follows:

Amounts
(in millions)

2007	$10.1
2008	10.8
2009	12.0
2010	12.8
2011	14.0
2012-2016	95.6

Note 13.	Series B Redeemable Convertible Preferred Stock

In June 2003 the Company issued 600 shares of Series B Redeemable Convertible Preferred Stock. The Series B preferred stock was classified outside the Stockholders’ Equity section because there was not absolute assurance that the number of authorized and un-issued common shares would be adequate to redeem the Series B preferred stock. In February 2006, the Company converted the 600 shares of Series B preferred stock into 2,671,415 shares of the Company’s common stock.

Note 14.	Accumulated Other Comprehensive Loss

Comprehensive net income is as follows:

	Year Ended December 31,
	2006	2005	2004
	(in millions)

Net income (loss)	$230.1	$86.3	$(9.3)
Other comprehensive income (loss):
Change in currency translation adjustment:
Sale of European operations, net of tax expense of $8.1	(8.7)	—	—
Change in currency translation adjustment, net of tax expense (benefit) of $0.0, $(2.9), and $6.2	(0.1)	(5.2)	6.6
Other	2.4	—	—
Change in minimum pension liability, net of tax expense (benefit) of $3.5 ,$(7.6), and $(3.2)	6.4	(10.8)	(5.8)
Change in unrealized gain on derivative financial instruments, net of tax expense of $0.9, $0.6, and $0.7	1.4	1.1	1.2

Comprehensive net income (loss)	$231.5	$71.4	$(7.3)

The components of accumulated other comprehensive loss are as follows:

	December 31,	December 31,
	2006	2005
	(in millions)

Currency translation adjustments	$(17.5)	$(11.1)
Unrealized gain on derivative financial instruments	2.8	1.3
Minimum pension liability adjustment	—	(30.4)
Funded status of pension plans	(54.5)	—

	$(69.2)	$(40.2)

Note 15.	Stockholders’ Equity

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

Note 16.	Stock-Based Compensation

The Company’s 2004 Stock Option and Incentive Plan (“Plan”) authorized 2,500,000 shares of common stock plus (i) shares covered by forfeited, expired, and canceled options granted under prior plans; (ii) shares tendered as full or partial payment for the purchase price of an award or to satisfy tax withholding obligations; and (iii) shares covered by an award settled in cash. At December 31, 2006, a total of 2,872,136 shares were available for issuance. The plan provides for the granting of nonqualified and incentive stock options having maximum ten-year terms to purchase common stock at its market value on the award date; stock appreciation rights based on common stock fair market values with settlement in common stock or cash; restricted stock; restricted stock units; and performance awards with settlement in common stock or cash on achievement of specific business objectives. Under previous plans, nonqualified and incentive stock options, restricted shares, and restricted stock units were granted at their fair market values. Options become exercisable in various percentages over periods ranging up to five years.

Stock Options

Effective with the adoption of SFAS 123R, expense related to stock options issued to eligible employees under the Plan is recognized over their vesting period on a straight line basis. Stock options generally vest over 5 years and have contractual terms of 10 years.

			Weighted-
			Average
		Weighted-	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Terms	Intrinsic
	Shares	Price	(Years)	Value
				(in millions)

Options outstanding at December 31, 2005	4,030,772	$18.03
Granted	—
Exercised	(1,793,411)	$18.07
Cancelled	(115,001)	$17.74

Options outstanding at December 31, 2006	2,122,360	$18.01	5.03	$36.5

Options exercisable at December 31, 2006	1,320,587	$19.34	3.69	$21.0

At December 31, 2006, unrecognized compensation expense related to stock options was $3.7 million. At December 31, 2006, for unrecognized compensation expense related to stock options, the weighted average recognition period was 1.3 years. The intrinsic value of options exercised totaled approximately $32.9 million, $21.1 million, and $8.3 million during fiscal 2006, 2005, and 2004, respectively.

Restricted Stock

Restricted share awards consist of restricted stock and restricted stock units. Expense related to performance shares and restricted stock units issued to eligible employees under the Plan is recognized ratably over the vesting period or to the date on which retirement eligibility is achieved, if shorter. Restricted stock and restricted stock units issued to eligible employees under our long-term incentive plans generally vest one-third per year on the first, third, and fifth anniversary, one-third per year on the fourth, sixth, and eighth anniversary or one-hundred percent on the fifth anniversary of the date of grant. Certain awards vest one-hundred percent upon employee’s retirement from the Company. Restricted stock units issued to non-employee directors under the Plan vest on the grant date or on the first business day immediately preceding the Annual Meeting of Stockholders.

		Weighted
	Number of	Average Fair
	Restricted	Value per
	Share Awards	Award

Restricted share awards outstanding at December 31, 2005	1,958,669	$18.03
Granted	458,255	42.70
Restriction removed	(202,138)	16.08
Forfeited	(37,670)	20.56

Restricted share awards outstanding at December 31, 2006	2,177,116	$22.62

At December 31, 2006, unrecognized compensation expense related to restricted share awards totaled approximately $32.3 million which will be recognized over a weighted average period of 5.1 years. The total fair value of shares vested during fiscal 2006, 2005, and 2004 was $7.2 million, $2.8 million, and $6.6 million, respectively.

Note 17.	Net Income (Loss) Applicable to Common Shareholders

Basic net income (loss) applicable to common shareholders per common share is computed by dividing net income (loss) less dividend requirements on the Series B preferred stock by the weighted average number of common shares outstanding for the period. Except when the effect would be anti-dilutive, the calculation of diluted net income applicable to common shareholders includes the impact of shares that could be issued under outstanding stock options as well as common shares that would be issued at the conversion of the Series B preferred stock. In addition, the Series B preferred stock dividends are added back to income assuming the Series B preferred stock is converted into common stock. The number of anti-dilutive options for the year ended December 31, 2006 was not significant. The number of anti-dilutive options for the year ended December 31, 2005 was 0.9 million. The Series B preferred stock was anti-dilutive for the year ended December 31, 2004, and therefore, not considered in the diluted net income (loss) per common share calculation.

The computation of basic and diluted net income (loss) applicable to common shareholders follows:

	Year Ended December 31, 2006
		Avg. Shares	Earnings
	Income	Outstanding	per Share
	(in millions, except per share amounts)

Income from continuing operations	$215.5
Less: dividends on Series B preferred stock	—

Income from continuing operations applicable to common shareholders — basic	$215.5	76.9	$2.80

Effect of dilutive securities:
Stock options	—	1.9
Series B preferred stock	—	0.5

Income from continuing operations applicable to common shareholders — diluted	$215.5	79.3	$2.72

Income from discontinued operations, net of taxes — basic	$14.6	76.9	$0.19

Effect of dilutive securities:
Stock options	—	1.9
Series B preferred stock	—	0.5

Income from discontinued operations, net of taxes — diluted	$14.6	79.3	$0.18

	Year Ended December 31, 2005
		Avg. Shares	Earnings
	Income (Loss)	Outstanding	per Share
	(in millions, except per share amounts)

Income from continuing operations	$110.5
Less: dividends on Series B preferred stock	(3.2)

Income from continuing operations applicable to common shareholders — basic	$107.3	71.0	$1.51

Effect of dilutive securities:
Stock options	—	1.7
Series B preferred stock	3.2	4.0

Income from continuing operations applicable to common shareholders — diluted	$110.5	76.7	$1.44

Loss from discontinued operations, net of taxes — basic	$(24.2)	71.0	$(0.34)

Effect of dilutive securities:
Stock options	—	1.7
Series B preferred stock	—	4.0

Loss from discontinued operations, net of taxes — diluted	$(24.2)	76.7	$(0.31)

	Year Ended December 31, 2004
		Avg. Shares	Earnings
	Income (Loss)	Outstanding	per Share
	(in millions, except per share amounts)

Loss from continuing operations	$(14.3)
Less: dividends on Series B preferred stock	(3.1)

Loss from continuing operations applicable to common shareholders — basic	$(17.4)	69.8	$(0.25)

Effect of dilutive securities:
Stock options	—	—
Series B preferred stock	—	—

Loss from continuing operations applicable to common shareholders — diluted	$(17.4)	69.8	$(0.25)

Income from discontinued operations, net of taxes — basic	$5.0	69.8	$0.07

Effect of dilutive securities:
Stock options	—	—
Series B preferred stock	—	—

Income from discontinued operations, net of taxes — diluted	$5.0	69.8	$0.07

Note 18.	Commitments and Contingencies

Barge Litigation

At December 31, 2006, the Company and its wholly owned subsidiary, Trinity Marine Products, Inc. (“TMP”), and certain material suppliers and others, were co-defendants in a lawsuit filed by Waxler Transportation, Inc. The plaintiff has petitioned the court for certification of a class which, if certified by the court, could significantly increase the total number of barges at issue. The current class representative owns four tank barges on which allegedly defective coatings were applied. These four barges were sold at an approximate average price of $1.4 million. Legal counsel for the Company and TMP have each advised that factual disputes exist regarding the legal merits of class certification. Discovery is underway in the case but no date has been set for a class certification hearing or trial. Independent experts investigating the claims for the Company have opined that the plaintiffs’ assertion the coating applied to the barges is a food source for microbiologically influenced corrosion is without merit. The Company and TMP are defending the Waxler case vigorously.

The Company has settled a separate action pursuant to which the Company and TMP filed for declaratory judgment to determine the Company’s and TMP’s obligation for coatings applied to 23 tank barges and TMP’s rights and remedies under an insurance policy applicable to the barges in which TMP was named as an additional insured. In such settlement, as well as a prior settlement involving the same policies on other barges, the Company and TMP obtained assignment of all claims for insurance coverage related to the applied coatings and is pursuing resolution of such claims.

Other Litigation

A subsidiary of the Company, Transit Mix Concrete and Materials Company, Inc. (“Transit Mix”), is named as a defendant in a case involving the death of an employee of an independent contractor who was working at a Transit Mix facility. Following a jury verdict in favor of the plaintiff, the presiding judge entered a final judgment that, together with fees, costs, and judgment interest, totaled $44.2 million. This case was appealed by Transit Mix and its insurers. In October 2006, the original trial court judgment was reversed and a take nothing judgment was rendered by the Eleventh Court of Appeals, State of Texas. Plaintiffs filed a motion for rehearing in such court, which was denied. As of January 31, 2007 plaintiffs had filed a motion with the Supreme Court of the State of Texas for an extension of time for filing an appeal.

On March 31, 2006, following the issuance of a “Presentment” by an investigating Grand Jury in Harrisburg, Pennsylvania, the Company was charged in an eleven count Complaint with eight misdemeanors and three felony violations under Pennsylvania’s Solid Waste Management Act, 35 P.S. Secs. 6018.401(a) and 6018.610 (1), (2). (4), (6), and (9). The allegations relate to the Company’s former operations in Greenville, Pennsylvania and primarily stem from the movement of soil on the property in 1994 as part of an improvement project. The Company discontinued its Greenville operations in 2000. A Trinity employee was also named in a separate presentment alleging similar charges. In resolution of this matter, on December 21, 2006, a subsidiary of the Company, Trinity Industries Railcar Corporation, entered a plea of no contest to five counts of unlawful conduct and agreed to pay fines and costs totaling less than $310,000. Additionally, the Company entered into a Consent Order and Agreement with the Department of Environmental Protection for the Commonwealth of Pennsylvania to conduct an environmental investigation at the Company’s former Greenville sites and to remediate constituents discovered to the extent such constituents do not comply with applicable state regulation.

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

Other Commitments

Non-cancelable purchase obligations, primarily for steel and railcar specialty components, are $552.3 million in 2007 and $2.8 million in 2008.

Note 19.	Financial Statements for Guarantors of the Senior Notes

On March 10, 2004, $300 million of Senior Notes due 2014 were issued by Trinity Industries, Inc. (“Parent”) which includes the corporate operations and certain operations of the Construction Products Group and the Energy Equipment Group. The Senior Notes are fully and unconditionally and jointly and severally guaranteed by certain of Trinity’s wholly owned subsidiaries: Transit Mix Concrete & Material Company, Trinity Industries Leasing Company, Trinity Marine Products, Inc., Trinity Rail Group, LLC, Trinity North American Freight Car. Inc. (formerly known as Thrall Trinity Freight Car, Inc.), Trinity Tank Car, Inc., and Trinity Parts & Components, Inc. (formerly known as Trinity Rail Components and Repair, Inc.). No other subsidiaries guarantee the Senior Notes. During the second quarter of 2006, the Company repurchased $98.5 million of Senior Notes, leaving an outstanding principal balance of $201.5 million. As of December 31, 2006, assets held by the non-guarantor subsidiaries include $111.6 million of restricted assets that are not available for distribution to the Parent, $540.7 million of assets securing certain debt and $109.0 million of assets securing certain lease obligations held by the non-guarantor subsidiaries, and $214.3 million of assets located in foreign locations.

The following financial information presents condensed consolidated balance sheets, statements of income and statements of cash flows for Trinity Industries, Inc., its guarantor subsidiaries and non guarantor subsidiaries. The information is presented on the basis of Trinity Industries, Inc. accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. Inter-company transactions of goods and services between the guarantor and non guarantor subsidiaries are presented as intercompany receivable/(payable),net. The following represents the supplemental consolidated condensed financial information of Trinity Industries, Inc., the issuer of the Senior Notes, and its guarantor and non guarantor subsidiaries, as of December 31, 2006, and 2005, and for the years ended December 31, 2006, 2005 and 2004.

Statement of Operations
For the Year Ended December 31, 2006

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Revenues	$487.3	$2,009.0	$1,149.0	$(426.4)	$3,218.9
Cost of revenues	491.1	1,666.8	896.7	(426.4)	2,628.2
Selling, engineering, and administrative expenses	71.9	97.2	39.0	—	208.1

	563.0	1,764.0	935.7	(426.4)	2,836.3

Operating profit (loss)	(75.7)	245.0	213.3	—	382.6
Other (income) expense	(271.0)	58.2	45.2	201.7	34.1

Income from continuing operations before income taxes	195.3	186.8	168.1	(201.7)	348.5
Provision (benefit) for income taxes:
Current	(22.1)	15.6	64.0	—	57.5
Deferred	7.7	82.3	(14.5)	—	75.5

	(14.4)	97.9	49.5	—	133.0

Income from continuing operations	209.7	88.9	118.6	(201.7)	215.5
Gain on sale of discontinued operations, net of provision for income taxes of $12.2	20.4	—	—	—	20.4
Loss from discontinued operations, net of benefit for income taxes of $1.7	—	—	(5.8)	—	(5.8)

Net income	$230.1	$88.9	$112.8	$(201.7)	$230.1

Statement of Operations
For the Year Ended December 31, 2005

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Revenues	$465.7	$1,631.7	$776.7	$(164.4)	$2,709.7
Cost of revenues	460.5	1,404.5	623.8	(164.4)	2,324.4
Selling, engineering, and administrative expenses	67.4	85.1	28.7	—	181.2

	527.9	1,489.6	652.5	(164.4)	2,505.6

Operating profit (loss)	(62.2)	142.1	124.2	—	204.1
Other (income) expense	(121.2)	(6.3)	(9.4)	164.9	28.0

Income from continuing operations before income taxes	59.0	148.4	133.6	(164.9)	176.1
Provision (benefit) for income taxes:
Current	(52.2)	51.8	44.3	—	43.9
Deferred	24.9	2.6	(5.8)	—	21.7

	(27.3)	54.4	38.5	—	65.6

Income from continuing operations	86.3	94.0	95.1	(164.9)	110.5
Loss from discontinued operations, net of (benefit) for income taxes of $(8.3)	—	—	(24.2)	—	(24.2)

Net income	$86.3	$94.0	$70.9	$(164.9)	$86.3

Statement of Operations
For the Year Ended December 31, 2004

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Revenues	$298.1	$1,243.7	$513.6	$(90.4)	$1,965.0
Cost of revenues	247.0	1,112.6	532.9	(90.4)	1,802.1
Selling, engineering, and administrative expenses	49.0	69.8	36.4	—	155.2

	296.0	1,182.4	569.3	(90.4)	1,957.3

Operating profit (loss)	2.1	61.3	(55.7)	—	7.7
Other (income) expense	30.8	5.8	(29.1)	21.8	29.3

Income (loss) from continuing operations before income taxes	(28.7)	55.5	(26.6)	(21.8)	(21.6)
Provision (benefit) for income taxes:
Current	(38.7)	51.3	(15.7)	—	(3.1)
Deferred	19.3	(31.0)	7.5	—	(4.2)

	(19.4)	20.3	(8.2)	—	(7.3)

Income (loss) from continuing operations	(9.3)	35.2	(18.4)	(21.8)	(14.3)
Income from discontinued operations, net of provision for income taxes of $1.5	—	—	5.0	—	5.0

Net income (loss)	$(9.3)	$35.2	$(13.4)	$(21.8)	$(9.3)

Balance Sheet
December 31, 2006

		Combined	Combined Non
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Assets:
Cash and cash equivalents	$283.1	$0.2	$28.2	$—	$311.5
Receivables, net of allowance	58.6	124.0	69.9	—	252.5
Inventory	68.2	292.7	168.0	—	528.9
Property, plant, and equipment, net	45.8	687.7	856.8	—	1,590.3
Investments in subsidiaries/intercompany receivable (payable), net	1,674.4	(432.0)	109.1	(1,351.5)	—
Goodwill and other assets	188.1	432.0	221.7	(99.4)	742.4

	$2,318.2	$1,104.6	$1,453.7	$(1,450.9)	$3,425.6

Liabilities:
Accounts payable and accrued liabilities	$228.2	$274.7	$152.9	$—	$655.8
Debt	651.5	120.9	426.5	—	1,198.9
Deferred income	17.2	3.5	22.2	—	42.9
Other liabilities	17.8	197.3	8.8	(99.4)	124.5
Series B redeemable convertible preferred stock	—	—	—	—	—
Total stockholders’ equity	1,403.5	508.2	843.3	(1,351.5)	1,403.5

	$2,318.2	$1,104.6	$1,453.7	$(1,450.9)	$3,425.6

Balance Sheet
December 31, 2005

		Combined	Combined Non
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Assets:
Cash and cash equivalents	$110.8	$0.3	$24.9	$—	$136.0
Receivables, net of allowance	49.7	114.9	54.1	—	218.7
Inventory	58.4	238.8	111.3	—	408.5
Property, plant, and equipment, net	42.0	399.2	638.0	—	1,079.2
Investments in subsidiaries/intercompany receivable (payable), net	1,322.8	(211.2)	36.5	(1,148.1)	—
Goodwill and other assets	194.7	366.9	297.0	(114.5)	744.1

	$1,778.4	$908.9	$1,161.8	$(1,262.6)	$2,586.5

Liabilities:
Accounts payable and accrued liabilities	$258.5	$217.2	$126.7	$(6.6)	$595.8
Debt	301.5	131.2	256.3	—	689.0
Deferred income	31.9	2.8	10.5	—	45.2
Other liabilities	13.4	138.4	39.5	(107.9)	83.4
Series B redeemable convertible preferred stock	58.7	—	—	—	58.7
Total stockholders’ equity	1,114.4	419.3	728.8	(1,148.1)	1,114.4

	$1,778.4	$908.9	$1,161.8	$(1,262.6)	$2,586.5

Statement of Cash Flows
For the Year Ended December 31, 2006

		Combined	Combined Non
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Operating activities:
Net income	$230.1	$88.9	$112.8	$(201.7)	$230.1
Adjustments to reconcile net income to net cash provided (required) by continuing operating activities:
Earnings (loss) from discontinued operations, including gain (loss) on sale	(20.4)	—	5.8	—	(14.6)
Depreciation and amortization	9.4	33.1	45.1	—	87.6
Stock-based compensation expense	14.8	—	—	—	14.8
Excess tax benefits from stock-based compensation	(7.6)	—	—	—	(7.6)
Provision (benefit) for deferred income taxes	7.7	82.3	(14.5)	—	75.5
Gain on disposition of property, plant, equipment, and other assets	(1.7)	(11.3)	(0.5)	—	(13.5)
Net transfers with subsidiaries	(415.7)	220.8	(6.8)	201.7	—
Other	(13.6)	(5.6)	(8.5)	—	(27.7)
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in receivables	(8.9)	(9.1)	(15.8)	—	(33.8)
(Increase) decrease in inventories	(9.8)	(57.5)	(56.7)	—	(124.0)
(Increase) decrease in other assets	—	(34.1)	(44.3)	—	(78.4)
Increase (decrease) in accounts payable and accrued liabilities	(50.1)	27.3	28.0	—	5.2
Increase (decrease) increase in other liabilities	10.8	(23.4)	12.4	—	(0.2)

Net cash provided (required) by operating activities — continuing operations	(255.0)	311.4	57.0	—	113.4
Net cash provided (required) by operating activities — discontinued operations	—	—	17.4	—	17.4

Net cash (required) provided by operating activities	(255.0)	311.4	74.4	—	130.8

Investing activities:
Proceeds from disposition of property, plant, equipment, and other assets	2.4	292.6	14.6	(200.8)	108.8
Capital expenditures — lease subsidiary	—	(540.1)	(204.3)	200.8	(543.6)
Capital expenditures — other	(15.6)	(50.2)	(51.7)	—	(117.5)
Payment for purchase of acquisitions, net of cash acquired	—	(3.5)	—	—	(3.5)

Net cash provided (required) by investing activities — continuing operations	(13.2)	(301.2)	(241.4)	—	(555.8)
Net cash provided (required) by investing activities — discontinued operations	82.8	—	0.1	—	82.9

Net cash (required) provided by investing activities	69.6	(301.2)	(241.3)	—	(472.9)

Financing activities:
Issuance of common stock, net	18.1	—	—	—	18.1
Excess tax benefits from stock-based compensation	7.6	—	—	—	7.6
Payments to retire debt	(103.6)	(11.9)	(294.7)	—	(410.2)
Proceeds from issuance of debt	453.6	1.6	464.9	—	920.1
Dividends paid to common shareholders	(16.3)	—	—	—	(16.3)
Dividends paid to preferred shareholders	(1.7)	—	—	—	(1.7)

Net cash provided (required) by financing activities	357.7	(10.3)	170.2	—	517.6

Net increase (decrease) in cash and cash equivalents	172.3	(0.1)	3.3	—	175.5
Cash and cash equivalents at beginning of period	110.8	0.3	24.9	—	136.0

Cash and cash equivalents at end of period	$283.1	$0.2	$28.2	$—	$311.5

Statement of Cash Flows
For the Year Ended December 31, 2005

		Combined	Combined Non
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Operating activities:
Net income	$86.3	$94.0	$70.9	$(164.9)	$86.3
Adjustments to reconcile net income to net cash provided (required) by continuing operating activities:
Loss from discontinued operations	—	—	24.2	—	24.2
Depreciation and amortization	10.3	29.9	36.0	—	76.2
Stock-based compensation expense	6.1	—	—	—	6.1
Income tax benefit from employee stock options exercised	6.9	—	—	—	6.9
Provision (benefit) for deferred income taxes	23.9	3.8	(6.0)	—	21.7
(Gain) loss on disposition of property, plant, equipment and other assets	(4.0)	(1.9)	0.3	—	(5.6)
Net transfers with subsidiaries	(139.7)	(45.9)	20.7	164.9	—
Other	(5.0)	(4.8)	(5.7)	—	(15.5)
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in receivables	7.4	(17.2)	(57.9)	—	(67.7)
(Increase) decrease in inventories	—	(42.1)	(23.1)	—	(65.2)
(Increase) decrease in other assets	(4.9)	(12.4)	(6.1)	—	(23.4)
Increase (decrease) in accounts payable and accrued liabilities	15.1	63.8	27.1	—	106.0
Increase (decrease) in other liabilities	(39.1)	15.5	(1.2)	—	(24.8)

Net cash provided (required) by operating activities — continuing operations	(36.7)	82.7	79.2	—	125.2
Net cash provided by operating activities — discontinued operations	—	—	40.0	—	40.0

Net cash (required) provided by operating activities	(36.7)	82.7	119.2	—	165.2

Investing activities:
Proceeds from disposition of property, plant, equipment, and other assets	4.1	330.7	1.1	(291.7)	44.2
Capital expenditures — lease subsidiary	—	(345.8)	(291.7)	291.7	(345.8)
Capital expenditures — other	(7.4)	(28.9)	(51.4)	—	(87.7)

Net cash (required) by investing activities — continuing operations	(3.3)	(44.0)	(342.0)	—	(389.3)
Net cash provided by investing activities — discontinued operations	—	—	1.0	—	1.0

Net cash (required) by investing activities	(3.3)	(44.0)	(341.0)	—	(388.3)

Financing activities:
Issuance of common stock, net	26.6	—	—	—	26.6
Payments to retire debt	(2.9)	(40.2)	(6.1)	—	(49.2)
Proceeds from issuance of debt	3.3	1.4	218.9	—	223.6
Dividends paid to common shareholders	(11.8)	—	—	—	(11.8)
Dividends paid to preferred shareholders	(2.7)	—	—	—	(2.7)

Net cash provided (required) by financing activities	12.5	(38.8)	212.8	—	186.5

Net decrease in cash and cash equivalents	(27.5)	(0.1)	(9.0)	—	(36.6)
Cash and cash equivalents at beginning of period	138.3	0.4	33.9	—	172.6

Cash and cash equivalents at end of period	$110.8	$0.3	$24.9	$—	$136.0

Statement of Cash Flows
For the Year Ended December 31, 2004

		Combined	Combined Non
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Operating activities:
Net income (loss)	$(9.3)	$35.2	$(13.4)	$(21.8)	$(9.3)
Adjustments to reconcile net income (loss) to net cash provided (required) by continuing operating activities:
Income from discontinued operations	—	—	(5.0)	—	(5.0)
Depreciation and amortization	9.2	34.4	33.5	—	77.1
Stock-based compensation expense	4.1	—	—	—	4.1
Income tax benefit from employee stock options exercised	2.9	—	—	—	2.9
Provision (benefit) for deferred income taxes	19.3	(31.0)	7.5	—	(4.2)
Gain on disposition of property, plant, equipment and other assets	(4.4)	(1.0)	—	—	(5.4)
Net transfers with subsidiaries	(122.8)	(9.8)	110.8	21.8	—
Other	14.1	(17.3)	(6.2)	—	(9.4)
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in receivables	(6.0)	(0.6)	6.5	—	(0.1)
(Increase) decrease in inventories	(38.6)	(71.6)	(32.6)	—	(142.8)
(Increase) decrease in other assets	3.6	(0.1)	(29.3)	—	(25.8)
Increase (decrease) in accounts payable and accrued liabilities	37.7	(1.2)	16.3	—	52.8
Increase (decrease) in other liabilities	11.3	(2.1)	0.3	—	9.5

Net cash (required) provided by operating activities — continuing	(78.9)	(65.1)	88.4	—	(55.6)
Net cash (required) by operating activities — discontinued	—	—	(28.0)	—	(28.0)

Net cash (required) provided by operating activities	(78.9)	(65.1)	60.4	—	(83.6)

Investing activities:
Proceeds from sale/leaseback	—	—	212.3	—	212.3
Proceeds from sales of property, plant, equipment, and other assets	9.8	256.2	23.4	(234.0)	55.4
Capital expenditures — lease subsidiary	—	(161.6)	(236.4)	234.0	(164.0)
Capital expenditures — other	(6.3)	(14.2)	(11.7)	—	(32.2)
Payment for purchase of acquisitions, net of cash acquired	—	(15.7)	—	—	(15.7)
Sale of investment in equity trust	—	—	8.5	—	8.5

Net cash provided (required) by investing activities — continuing operations	3.5	64.7	(3.9)	—	64.3
Net cash (required) by investing activities — discontinued operations	—	—	(1.6)	—	(1.6)

Net cash provided (required) by investing activities	3.5	64.7	(5.5)	—	62.7

Financing activities:
Issuance of common stock, net	18.7	—	—	—	18.7
Payments to retire debt	(177.4)	(0.2)	(124.0)	—	(301.6)
Proceeds from issuance of debt	354.7	—	95.3	—	450.0
Dividends paid to common shareholders	(11.1)	—	—	—	(11.1)
Dividends paid to preferred shareholders	(2.7)	—	—	—	(2.7)

Net cash provided (required) by financing activities	182.2	(0.2)	(28.7)	—	153.3

Net increase (decrease) in cash and cash equivalents	106.8	(0.6)	26.2	—	132.4
Cash and cash equivalents at beginning of period	31.5	1.0	7.7	—	40.2

Cash and cash equivalents at end of period	$138.3	$0.4	$33.9	$—	$172.6

Note 20.	Selected Quarterly Financial Data (Unaudited)

	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(in millions except per share data)

Year ended December 31, 2006:
Revenues	$724.7	$849.1	$810.1	$835.0
Operating profit	75.6	108.3	100.7	98.0
Income from continuing operations	38.5	63.8	55.4	57.8
Gain (loss) on sales of discontinued operations, net of provision (benefit) for income taxes of $–, $13.8, $(0.5), and $(1.1)	—	22.4	(1.4)	(0.6)
Income (loss)from discontinued operations, net of provision (benefit) for income taxes of $(1.5), $(1.2), $1.8, and $(0.8)	(1.5)	(0.4)	(3.2)	(0.7)
Net income	37.0	85.8	50.8	56.5
Net income per common share:
Basic:
Continuing operations	$0.51	$0.83	$0.71	$0.74
Discontinued operations	(0.02)	0.28	(0.06)	(0.02)

	$0.49	$1.11	$0.65	$0.72

Diluted:
Continuing operations	$0.49	$0.80	$0.70	$0.73
Discontinued operations	(0.02)	0.28	(0.06)	(0.02)

	$0.47	$1.08	$0.64	$0.71

	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(in millions except per share data)

Year ended December 31, 2005:
Revenues	$599.5	$689.1	$694.1	$727.0
Operating profit	22.5	53.1	58.1	70.4
Income from continuing operations	8.6	28.8	32.9	40.2
Income (loss) from discontinued operations, net of (benefit) for income taxes of $(1.8), $(2.5), $(0.2), and $(3.8)	(2.6)	(7.0)	0.2	(14.8)
Net income	6.0	21.8	33.1	25.4
Dividends on Series B preferred stock	(0.8)	(0.8)	(0.8)	(0.8)
Net income applicable to common shareholders	5.2	21.0	32.3	24.6
Net income applicable to common shareholders per common share:
Basic:
Continuing operations	$0.11	$0.40	$0.45	$0.55
Discontinued operations	(0.04)	(0.10)	0.00	(0.21)

	$0.07	$0.30	$0.45	$0.34

Diluted:
Continuing operations	$0.11	$0.38	$0.43	$0.52
Discontinued operations	(0.04)	(0.09)	0.00	(0.19)

	$0.07	$0.29	$0.43	$0.33

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on management’s assessment of the Company’s internal control over financial reporting is included herein.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding the directors of the Company is incorporated by reference to the information set forth under the caption “Election of Directors” in the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”). Information relating to the executive officers of the Company is set forth in Part I of this report under the caption “Executive Officers of the Company.” Information relating to the Board of Directors’ determinations concerning whether at least one of the members of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407 (d)(5) of Regulation S-K is incorporated by reference to the information set forth under the caption “Corporate Governance” in the Company’s 2007 Proxy Statement. Information regarding the Company’s Audit Committee is incorporated by reference to the information set forth under the caption “Corporate Governance” in the Company’s 2007 Proxy Statement. Information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 and an amended filing of a Form 3 is incorporated by reference to the information set forth under the caption “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2007 Proxy Statement.

The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers, and employees. The Code of Business Conduct and Ethics is on the Company’s website at www.trin.net under the caption “Investor Relations/Governance.”

Item 11.	Executive Compensation.

Information regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the caption “Executive Compensation” in the Company’s 2007 Proxy Statement. Information concerning compensation committee interlocks and insider participation is incorporated by reference to the information set forth under the caption “Compensation Committee Interlocks and Insider Participation” in the Company’s 2007 Proxy Statement. Information about the compensation committee report is incorporated by reference to the information set forth under the caption “Compensation Committee Report” in the Company’s 2007 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company’s 2007 Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The following table sets forth information about Trinity common stock that may be issued under all of Trinity’s existing equity compensation plans as of December 31, 2006.

Equity Compensation Plan Information

	(a)		(b)		(c)
					Number of Securities
	Number of Securities				Remaining Available for
	to be Issued		Weighted-Average		Future Issuance under
	Upon Exercise of		Exercise Price of		Equity Compensation
	Outstanding Options,		Outstanding Options,		Plans (Excluding Securities
	Warrants and Rights		Warrants and Rights		Reflected in Column (a))

Plan Category
Equity compensation plans approved by security holders:
Stock Options	2,122,360
Restricted stock units	78,166

	2,200,526		$17.37	(1)	2,872,136
Equity compensation plans not approved by security holders	—	(2)	—		—

Total	2,200,526		$17.37		2,872,136

(1)	Includes 78,166 shares of common stock issuable upon the vesting and conversion of restricted stock units. The restricted stock units do not have an exercise price.

(2)	Excludes information regarding the Trinity Deferred Plan for Director Fees. This plan permits the deferral of the payment of the annual retainer fee and board and committee meeting fees. At the election of the participant, the deferred fees may be converted into phantom stock units with a fair market value equal to the value of the fees deferred, and such phantom stock units are credited to the director’s account (along with the amount of any dividends or stock distributions). At the time a participant ceases to be a director, cash will be distributed to the participant. At December 31, 2006, 40,712 phantom stock units were credited to the accounts of participants. Also excludes information regarding the Trinity Industries Supplemental Profit Sharing Plan (“Supplemental Plan”) for certain of its highly compensated employees. Information about the Supplemental Plan is incorporated herein by reference from the Company’s 2007 Proxy Statement, under the caption “Executive Compensation — Retirement Plans.” At December 31, 2006, 55,386 stock units were credited to the accounts of participants under the Supplemental Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related person transactions is incorporated by reference to the information set forth under the captions “Compensation Committee Interlocks and Insider Participation” and “Transactions with Related Persons” in the Company’s 2007 Proxy Statement. Information regarding the independence of directors is incorporated by reference to the information set forth under the captions “Independence of Directors” and “Independence of Former Directors” in the Company’s 2007 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the captions “Fees to Independent Auditors for Fiscal 2006 and 2005” in the Company’s 2007 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements.

See Item 8.

(2) Financial Statement Schedules.

For the years ended December 31, 2006, 2005, and 2004

II — Allowance for Doubtful Accounts

(3) Exhibits.

See Index to Exhibits for a listing of Exhibits which are filed herewith or incorporated herein by reference to the location indicated.

EXHIBIT 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Post-Effective Amendment No. 3 to the Registration Statement (Form S-8, No. 2-64813), Post-Effective Amendment No. 1 to the Registration Statement (Form S-8, No. 33-10937), Registration Statement (Form S-8, No. 33-35514), Registration Statement (Form S-8, No. 33-73026), Registration Statement (Form S-8, No. 333-77735), Registration Statement (Form S-8, No. 333-91067), Registration Statement (Form S-3, No. 333-84618), Registration Statement (Form S-8, No. 333-85588), Registration Statement (Form S-8, No. 333-85590), Registration Statement (Form S-8, No. 333-114854), Registration Statement (Form S-8, No. 333-115376), and Registration Statement (Form S-3, No. 333-134596) of Trinity Industries, Inc. and Subsidiaries and in the related Prospectuses of our reports dated February 21, 2007 with respect to the consolidated financial statements and schedule of Trinity Industries, Inc. and Subsidiaries, Trinity Industries, Inc. management’s assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of Trinity Industries, Inc. and Subsidiaries included in this Annual Report (Form 10-K) for the year ended December 31, 2006.

/s/ Ernst & Young LLP

Dallas, Texas
February 21, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
  Trinity Industries, Inc.

We have audited the consolidated financial statements of Trinity Industries, Inc. as of December 31, 2006, and for each of the three years in the period ended December 31, 2006 and have issued our report thereon dated February 21, 2007. Our audits also included the financial statement schedule of Trinity Industries, Inc. and Subsidiaries listed in Item 15. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Dallas, Texas
February 21, 2007

SCHEDULE II

Trinity Industries, Inc. and Subsidiaries

Allowance For Doubtful Accounts
Years Ended December 31, 2006, 2005, and 2004
(in millions)

		Additions
	Balance at	Charged to	Accounts	Balance
	Beginning	Costs and	Charged	at End of
	of Period	Expenses	Off	Period

Year Ended December 31, 2006	$4.9	$0.6	$1.7	$3.8

Year Ended December 31, 2005	$5.8	$0.8	$1.7	$4.9

Year Ended December 31, 2004	$6.2	$1.7	$2.1	$5.8

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.
Registrant

By	/s/ William A. McWhirter II
William A. McWhirter II
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Company and in the capacities and on the dates indicated:

Directors:

/s/  Rhys J. Best
Rhys J. Best
Director
Dated: February 22, 2007

/s/  David W. Biegler
David W. Biegler
Director
Dated: February 22, 2007

/s/  Ronald J. Gafford
Ronald J. Gafford
Director
Dated: February 22, 2007

/s/  Clifford J. Grum
Clifford J. Grum
Director
Dated: February 22, 2007

/s/  Ron W. Haddock
Ron W. Haddock
Director
Dated: February 22, 2007

/s/  Jess T. Hay
Jess T. Hay
Director
Dated: February 22, 2007

/s/  Adrián Lajous
Adrián Lajous
Director
Dated: February 22, 2007

/s/  Diana S. Natalicio
Diana S. Natalicio
Director
Dated: February 22, 2007

Principal Executive Officer:

/s/  Timothy R. Wallace
Timothy R. Wallace
Chairman, President, Chief Executive Officer.
and Director
Dated: February 22, 2007

Principal Financial Officer:

/s/  William A. McWhirter II
William A. McWhirter II
Senior Vice President and Chief Financial Officer
Dated: February 22, 2007

Principal Accounting Officer:

/s/  Charles Michel
Charles Michel
Vice President, Controller, and Chief Accounting
Officer
Dated: February 22, 2007

Trinity Industries, Inc.

Index to Exhibits
(Item 15(b))

NO.		DESCRIPTION
(3.1)		Certificate of Incorporation of Trinity Industries, Inc., as amended (incorporated by reference to Form 10-K filed March 20, 2002).
(3.2)		By-Laws of Trinity Industries, Inc., as amended December 14, 2006 (filed herewith).
(3.3)		Certificate of Incorporation of Transit Mix Concrete & Materials Company, as amended (incorporated by reference to Exhibit 3.3 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.4)		By-Laws of Transit Mix Concrete & Materials Company (incorporated by reference to Exhibit 3.4 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.5)		Certificate of Incorporation of Trinity Industries Leasing Company (incorporated by reference to Exhibit 3.5 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.6)		By-Laws of Trinity Industries Leasing Company (incorporated by reference to Exhibit 3.6 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.7)		Certificate of Incorporation of Trinity Marine Products, Inc., as amended (incorporated by reference to Exhibit of Registration Statement No. 333-117526 filed July 21, 2004).
(3.8)		By-Laws of Trinity Marine Products, Inc. (incorporated by reference to Exhibit 3.8 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.9)		Certificate of Formation of Trinity Rail Group, LLC (incorporated by reference to Exhibit 3.9 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.10)		Limited Liability Company Agreement of Trinity Rail Group, LLC (incorporated by reference to Exhibit 3.10 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.11)		Certificate of Incorporation of Thrall Trinity Freight Car, Inc. (incorporated by reference to Exhibit 3.11 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.12)		By-Laws of Thrall Trinity Freight Car, Inc. (incorporated by reference to Exhibit 3.12 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.13)		Certificate of Incorporation of Trinity Tank Car, Inc. (incorporated by reference to Exhibit 3.13 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.14)		By-Laws of Trinity Tank Car, Inc. (incorporated by reference to Exhibit 3.14 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.15)		Certificate of Incorporation of Trinity Rail Components & Repair, Inc. (incorporated by reference to Exhibit 3.15 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.16)		By-Laws of Trinity Rail Components & Repair, Inc. (incorporated by reference to Exhibit 3.16 of Registration Statement No. 333-117526 filed July 21, 2004).
(4.01)		Indenture, dated June 7, 2006, between Trinity Industries, Inc. and Wells Fargo Bank, National Association, as trustee (including the Form of 3 7/8% Convertible Subordinated Note due 2036 as an exhibit thereto) (incorporated by reference to exhibit 4.01 to our Form 8-K filed June 7, 2006).
(4	.01.1)	Officers’ Certificate of Trinity Industries, Inc. pursuant to the Indenture dated June 7, 2006, relating to the Company’s 3 7/8% Convertible Subordinated Notes due 2036 (incorporated by reference to Exhibit 4.01.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).
(4.1)		Specimen Common Stock Certificate of Trinity Industries, Inc. (incorporated by reference to Exhibit 4.1 of Registration Statement No. 333-117526 filed July 21, 2004).
(4.2)		Rights Agreement dated March 11, 1999 (incorporated by reference to our Form 8-A filed April 2, 1999).
(4	.2.1)	Amendment No. 1 to the Rights Agreement dated as of August 12, 2001, amending the Rights Agreement dated as of March 11, 1999 by and between Trinity Industries, Inc. and the Bank of New York, as Rights Agent (incorporated by reference to Exhibit 2 to our Form 8-A/A filed August 22, 2001).

NO.		DESCRIPTION
(4	.2.2)	Amendment No. 2 to the Rights Agreement dated as of October 26, 2001, amending the Rights Agreement dated as of March 11, 1999 by and between Trinity Industries, Inc. and the Bank of New York, as Rights Agent, as amended by Amendment No. 1 to the Rights Agreement, dated August 13, 2001 (incorporated by reference to Exhibit 4 to our Form 8-A/A filed October 31, 2001).
(4	.2.3)	Amendment No. 3 to the Rights Agreement dated as of August 28, 2003, amending the Rights Agreement dated as of March 11, 1999 by and between Trinity Industries and the Bank of New York, as Rights Agent, as amended by Amendment No. 1 to the Rights Agreement, dated August 13, 2001 and Amendment No. 2 to the Rights Agreement dated October 26, 2001 (incorporated by reference to Exhibit 4 to our Form 8-A/A filed May 19, 2005).
(4	.2.4)	Amendment No. 4 to the Rights Agreement dated as of May 19, 2005, amending the Rights Agreement dated as of March 11, 1999 by and between Trinity Industries and the Bank of New York, as Rights Agent, as amended by Amendment No. 1 to the Rights Agreement, dated August 13, 2001, Amendment No. 2 to the Rights Agreement dated October 26, 2001 and Amendment No. 3 to the Rights Agreement dated as of August 28, 2003 (incorporated by reference to Exhibit 5 to our Form 8-A/A filed May 19, 2005).
(4	.2.5)	Agreement of Substitution and Amendment of Common Shares Rights Agreement dated March 6, 2006 (incorporated by reference to Exhibit 4.2.5 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).
(4	.2.6)	Certificate of Adjustment to the Rights Agreement dated March 11, 1999 (incorporated by reference to Exhibit 4.2.6 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).
(4.4)		Pass Through Trust Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to our Form 8-K filed February 19, 2002).
(4	.4.1)	Trust Indenture and Security Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to our Form 8-K filed February 19, 2002).
(4	.4.2)	Trust Indenture and Security Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.3 to our Form 8-K filed February 19, 2002).
(4	.4.3)	Trust Indenture and Security Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4 to our Form 8-K filed February 19, 2002).
(4.6)		Indenture dated as of March 10, 2004 by and between Trinity Industries, Inc., certain subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.6 of Registration Statement No. 333-117526 filed July 21, 2004).
(4.7)		Form of 6 1/2% Senior Note due 2014 of Trinity industries, Inc. (incorporated by reference to Exhibit 4.7 of Registration Statement No. 333-117526 filed July 21, 2004).
(10	.1.1)	Form of Amended and Restated Executive Severance Agreement, dated November 7, 2000, entered into between Trinity Industries, Inc. and Chief Executive Officer, each of the four most highly paid executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year and other executive officers. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2000).*
(10	.1.2)	Form of Amended and Restated Executive Severance Agreement dated November 7, 2000, entered into between Trinity Industries, Inc. and certain executive officers and certain other subsidiary and divisional officers of Trinity Industries, Inc. (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly Period ended December 31, 2000).*
(10.2)		Trinity Industries, Inc. Directors’ Retirement Plan, as amended September 10, 1998 (incorporated by reference to Exhibit 10.2 of Registration Statement No. 333-117526 filed July 21, 2004).*
(10	.2.1)	Amendment No. 2 to the Trinity Industries, Inc. Directors’ Retirement Plan (incorporated by reference to Exhibit 10.2.1 to our quarterly report on Form 10-Q for the quarterly period ended September 30, 2005).*
(10	.2.2)	Amendment No. 3 to the Trinity Industries, Inc. Directors’ Retirement Plan (incorporated by reference to our Form 10-K filed March 2, 2006).*

NO.		DESCRIPTION
(10.3)		1993 Stock Option and Incentive Plan (incorporated by reference to Registration Statement No. 33-73026 filed December 15, 1993).*
(10	.3.1)	Amendment No. 1 to the 1993 Stock Option and Incentive Plan (incorporated by reference to our Form 10-K filed March 2, 2006).*
(10	.3.2)	Amendment No. 2 to the 1993 Stock Option and Incentive Plan (incorporated by reference to our Form 10-K filed March 2, 2006).*
(10	.3.3)	Amendment No. 3 to the 1993 Stock Option and Incentive Plan (incorporated by reference to our Form 10-K filed March 2, 2006).*
(10	.3.4)	Amendment No. 4 to the 1993 Stock Option and Incentive Plan (incorporated by reference to our Form 10-K filed March 2, 2006).*
(10	.3.5)	Amendment No. 5 to the 1993 Stock Option and Incentive Plan (incorporated by reference to our Form 10-K filed March 2, 2006).*
(10.4)		Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as restated effective January 1, 2005 (incorporated by reference to our Form 10-K filed March 2, 2006).*
(10.5)		Supplemental Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as restated effective January 1, 2000 (incorporated by reference to Exhibit 99.2 to our Form S-8 filed November 16, 1999).*
(10	.5.1)	Correcting Amendment to Supplemental Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as restated effective January 1, 2000 (incorporated by reference to Exhibit 99.11 to our Form S-8 filed April 26, 2004).*
(10	.5.2)	Amendment No. 1 to Supplemental Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as restated effective January 1, 2000 (incorporated by reference to Exhibit 99.12 to our Form S-8 filed April 26, 2004).*
(10	.5.3)	Amendment No. 2 to Supplemental Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as restated effective January 1, 2000 (incorporated by reference to Exhibit 99.13 to our Form S-8 filed April 26, 2004).*
(10	.5.4)	Amendment No. 3 to Supplemental Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as restated effective January 1, 2000 (incorporated by reference to Exhibit 99.14 to our Form S-8 filed April 26, 2004).*
(10	.5.5)	Amendment No. 4 to Supplemental Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as restated effective January 1, 2000 (incorporated by reference to our Form 10-K filed March 2, 2006).*
(10.6)		Trinity Industries, Inc. Supplemental Profit Sharing and Deferred Director Fee Trust dated March 31, 1999 (incorporated by reference to Exhibit 10.7 of Registration Statement No. 333-117526 filed July 21, 2004).*
(10	.6.1)	Amendment No. 1 to the Trinity Industries, Inc. Supplemental Profit Sharing and Deferred Director Fee Trust dated December 27, 2000 (incorporated by reference to Exhibit 10.7.1 of Registration Statement No. 333-117526 filed July 21, 2004).*
(10.7)		Supplemental Retirement Plan dated April 1, 1995, as amended by Amendment No. 1 dated September 14, 1995 and Amendment No. 2 dated May 6, 1997 (incorporated by reference to Exhibit 10.8 of Registration Statement No. 333-117526 filed July 21, 2004).*
(10	.7.1)	Amendment No. 3 effective April 1, 1999 to the Supplemental Retirement Plan of Trinity Industries, Inc. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).*
(10	.7.2)	Amendment No. 4 effective January 1, 2004 to the Supplemental Retirement Plan of Trinity Industries, Inc. (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).*
(10.8)		Trinity Industries, Inc. Deferred Plan for Director Fees, as amended (incorporated by reference to Exhibit 10.9 of Registration Statement No. 333-117526 filed July 21, 2004).*
(10	.8.1)	Amendment to Trinity Industries, Inc. Deferred Plan for Director Fees dated December 7, 2005 (incorporated by reference to our Form 10-K filed March 2, 2006).*
(10	.8.2)	Trinity Industries, Inc. 2005 Deferred Plan for Director Fees (incorporated by reference to our Form 10-K filed March 2, 2006).*

NO.		DESCRIPTION
(10.9)		Deferred Compensation Trust of Trinity Industries, Inc. and Certain Affiliates effective January 1, 2002 (incorporated by reference to Exhibit 10.10 of Registration Statement No. 333-117526 filed July 21, 2004).*
(10.10)		Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to Registration Statement No. 333-77735 filed May 4, 1999).*
(10	.10.1)	Amendment No. 1 to the Trinity Industries, Inc. 1998 Stock Option Plan and Incentive Plan (incorporated by reference to Exhibit 10.12.1 to our Form 10-K filed March 20, 2002).*
(10	.10.2)	Amendment No. 2 to the Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to 10.12.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).*
(10	.10.3)	Amendment No. 3 to the Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to our Form 10-K filed March 2, 2006).*
(10	.10.4)	Amendment No. 4 to the Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to our Form 10-K filed March 2, 2006).*
(10.11)		Trinity Industries, Inc. 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Form S-8 Registration Statement filed by Trinity Industries, Inc. on May 11, 2004).*
(10	.11.1)	Form of Notice of Grant of Stock Options and Non-Qualified Option Agreement with Non-Qualified Stock Option Terms and Conditions as of September 8, 2004 (incorporated by reference to our Form 10-K filed March 9, 2005).*
(10	.11.1.1)	Non-Qualified Stock Option Terms and Conditions as of December 6, 2005 (incorporated by reference to our Form 10-K filed March 2, 2006).*
(10	.11.2)	Form of Notice of Grant of Stock Options and Incentive Stock Option Agreement with the Incentive Stock Option Terms and Conditions as of September 8, 2004 (incorporated by reference to our Form 10-K filed March 9, 2005).*
(10	.11.2.1)	Incentive Stock Option Terms and Conditions as of December 6, 2005 (incorporated by reference to our Form 10-K filed March 2, 2006).*
(10	.11.3)	Form of Restricted Stock Grant Agreement (incorporated by reference to our Form 10-K filed March 2, 2006).*
(10	.11.4)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (incorporated by reference to our Form 10-K filed March 9, 2005).*
(10	.11.5)	Form of Restricted Stock Unit Agreement for Non-Employee Directors (incorporated by reference to our Form 10-K filed March 9, 2005).*
(10	.11.6)	Amendment No. 1 to the Trinity Industries, Inc. 2004 Stock Option and Incentive Plan (incorporated by reference to our Form 10-K filed March 2, 2006).*
(10.12)		Supplemental Retirement and Director Retirement Trust of Trinity Industries, Inc. (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).*
(10.13)		Form of 2005 Deferred Compensation Plan and Agreement as amended and restated entered into between Trinity Industries, Inc. and certain officers of Trinity Industries, Inc. or its subsidiaries (incorporated by reference to our Form 10-K filed March 2, 2006).*
(10.14)		Trinity Industries, Inc. Short-Term Management Incentive Plan (incorporated by reference to Exhibit A to our proxy statement dated June 19, 2000).*
(10.15)		Equipment Lease Agreement (TRL 1 2001-1A) dated as of May 17, 2001 between TRLI-1A Railcar Statutory Trust, lesser, and Trinity Rail Leasing I L.P., lessee (incorporated by reference to Exhibit 10.16 to our Form 10-K for the fiscal year ended March 31, 2001).
(10	.15.1)	Participation Agreement (TRL 1 2001-1A) dated as of May 17, 2001 among Trinity Rail Leasing I L.P., lessee, et. al. (incorporated by reference to Exhibit 10.16.1 to our Form 10-K filed March 20, 2002).
(10	.15.2)	Equipment Lease Agreement (TRL 1 2001-1B) dated as of July 12, 2001 between TRL 1 2001-1B Railcar Statutory Trust, lessor, and Trinity Rail Leasing I L.P., lessee (incorporated by reference to Exhibit 10.16.2 to our Form 10-K filed March 20, 2002).

NO.		DESCRIPTION
(10	.15.3)	Participation Agreement (TRL 1 2001-1B) dated as of May 17, 2001 among Trinity Rail Leasing I L.P., lessee, et. al. (incorporated by reference to Exhibit 10.16.3 to our Form 10-K filed March 20, 2002).
(10	.15.4)	Equipment Lease Agreement (TRL 1 2001-1C) dated as if December 28, 2001 between TRL 1 2001-1C Railcar Statutory Trust, lessor, and Trinity Rail Leasing 1 L.P., lessee (incorporated by reference to Exhibit 10.16.4 to our Form 10-K filed March 20, 2002).
(10	.15.5)	Participation Agreement (TRL 1 2001-1C) dated as of December 28, 2001 among Trinity Rail Leasing 1 L.P., lessee, et. al. (incorporated by reference to Exhibit 10.16.5 to our Form 10-K filed March 20, 2002).
(10.16)		Equipment Lease Agreement (TRL III 2003-1A) dated as of November 12, 2003 between TRL III-1A Railcar Statutory Trust, lessor, and Trinity Rail Leasing III L.P., lessee (incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).
(10	.16.1)	Participation Agreement (TRL III 2003-1A) dated as of November 12, 2003 between TRL III-1A among Trinity Rail Leasing III L.P., lessee, et. al. (incorporated by reference to Exhibit 10.10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).
(10	.16.2)	Equipment Lease Agreement (TRL III 2003-1B) dated as of November 12, 2003 between TRL III-1B Railcar Statutory Trust, lessor, and Trinity Rail Leasing III L.P., lessee, (incorporated by reference to Exhibit 10.10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).
(10	.16.3)	Participation Agreement (TRL III 2003-1B) dated as of November 12, 2003 between TRL III-1B among Trinity Rail Leasing III L.P., lessee, et. al. (incorporated by reference to Exhibit 10.10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).
(10	.16.4)	Equipment Lease Agreement (TRL III 2003-1C) dated as of November 12, 2003 between TRL III-1C Railcar Statutory Trust, lessor, and Trinity Rail Leasing III L.P., lessee (incorporated by reference to Exhibit 10.10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).
(10	.16.5)	Participation Agreement (TRL III 2003-1C) dated as of November 12, 2003 between TRL III-1C among Trinity Rail Leasing III L.P., lessee, et. al. (incorporated by reference to Exhibit 10.10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).
(10.17)		Equipment Lease Agreement (TRL IV 2004-1A) between TRL IV 2004-1A Statutory Trust, lessor, and Trinity Rail Leasing IV L.P., lessee (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).
(10	.17.1)	Participation Agreement (TRL IV 2004-1A) among Trinity Rail Leasing IV, L.P., lessee, et. al (incorporated by reference to Exhibit 10.1.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).
(10.18)		Amended and Restated Credit Agreement dated as of March 10, 2004 among Trinity Industries, Inc, as Borrower, JP Morgan Chase Bank, individually as a Lender and Issuing Bank and as Administrative Agent, and Dresdner Bank AG, New York and Grand Cayman Branches and The Royal Bank of Scotland plc., each individually as a Lender and collectively as Syndication Agents, and certain other Lenders party thereto from time to time (incorporated by reference to Exhibit 10.18 of Registration Statement No. 333-117526 filed July 21, 2004).
(10	.18.1)	Second Amended and Restated Credit Agreement dated as of April 20, 2005 among Trinity Industries, Inc, as Borrower, JP Morgan Chase Bank, N.A., individually and as Issuing Bank and Administrative Agent, The Royal Bank of Scotland plc, Wachovia Bank, N.A., and Bank of America, N.A., each individually and as Syndication Agents, Dresdner Bank AG, Individually and as Documentation Agent, and certain other Lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the period ended June 30, 2005).
(10	.18.2)	First Amendment to the Second Amended and Restated Credit Agreement dated June 9, 2006, amending the Second Amended and Restated Credit Agreement dated April 20, 2005 (incorporated by reference to Exhibit 10.18.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).

NO.		DESCRIPTION
(10	.18.3)	Second Amendment to the Second Amended and Restated Credit Agreement dated June 21, 2006, amending the Second Amended and Restated Credit Agreement dated April 20, 2005 (incorporated by reference to Exhibit 10.18.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).
(10.19)		Warehouse Loan Agreement dated as of June 27, 2002 among Trinity Industries Leasing Company, Trinity Rail Leasing Trust II, the Borrower, Credit Suisse First Boston, New York Branch, as Agent, and the Lenders party thereto from time to time (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarterly period ended June 30, 2002).
(10	.19.1)	Amendment No. 1 to the Warehouse Loan Agreement dated as of June 27, 2003, amending the Warehouse Loan Agreement dated June 27, 2002 (incorporated by reference to Exhibit 10.18.1 of our Form 10-Q for the quarterly period ended September 30, 2003).
(10	.19.2)	Amendment No. 2 to the Warehouse Loan Agreement dated as of July 29, 2003, amending the Warehouse Loan Agreement dated June 27, 2002 (incorporated by reference to Exhibit 10.18.2 of our Form 10-Q for the quarterly period ended September 30, 2003).
(10	.19.3)	Amendment No. 3 to the Warehouse Loan Agreement dated as of August 29, 2003, amending the Warehouse Loan Agreement dated June 27, 2002 (incorporated by reference to Exhibit 10.18.3 of our Form 10-Q for the quarterly period ended September 30, 2003).
(10	.19.4)	Amendment No. 4 to the Warehouse Loan Agreement, amending the Warehouse Loan Agreement dated June 27, 2002 (incorporated by reference to Exhibit 10.17.4 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).
(10	.19.5)	Amendment No. 5 to the Warehouse Loan Agreement, amending the Warehouse Loan Agreement dated June 27, 2002 (incorporated by reference to Exhibit 10.17.5 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).
(10	.19.6)	Amendment No. 6 to the Warehouse Loan Agreement, amending the Warehouse Loan Agreement dated June 27, 2002 (incorporated by reference to Exhibit 10.17.6 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).
(10	.19.7)	Amendment No. 7 to the Warehouse Loan Agreement, amending the Warehouse Loan Agreement dated June 27, 2002 (incorporated by reference to Exhibit 10.17.7 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004).
(10	.19.8)	Amendment No. 8 to the Warehouse Loan Agreement, amending the Warehouse Loan Agreement dated June 27, 2002 (incorporated by reference to Exhibit 10.19.8 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005).
(10	.19.9)	Amendment No. 9 to the Warehouse Loan Agreement, amending the Warehouse Loan Agreement dated June 27, 2002 (incorporated by reference to Exhibit 10.19.9 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005).
(10	.19.10)	Side Letter to the Warehouse Loan Agreement dated June 27, 2002 (incorporated by reference to Exhibit 10.19.10 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005).
(10	.19.11)	Amendment No. 10 to the Warehouse Loan Agreement, amending the Warehouse Loan Agreement dated March 30, 2006 (incorporated by reference to exhibit 10.19.11 to our Form 10-Q for the quarterly period ended March 2006).
(10	.19.12)	Amendment No. 11 to the Warehouse Loan Agreement, amending the Warehouse Loan Agreement dated June 7, 2006 (incorporated by reference to Exhibit 10.19.12 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).
(10.20)		Agreement and Plan of Merger dated as of August 13, 2001 by and among Trinity Industries, Inc., TCMC Acquisition Corp., Thrall Car Manufacturing Company and Thrall Car Management Company, Inc. together with the form of Stockholder’s Agreement and Registration Rights Agreement attached thereto as exhibits (incorporated by reference to Exhibit 2.1 to our Form 8-K filed August 16, 2001).
(10.23)		Retirement Transition Agreement between the Company and Jim S. Ivy (incorporated by reference to our Form 10-K filed March 9, 2005).*
(10.24)		Retirement Transition Agreement between the Company and John L. Adams (incorporated by reference to our Form 10-K filed March 9, 2005).*

NO.		DESCRIPTION
(10.25)		Perquisite Plan beginning January 1, 2004 in which the Company’s Executive Officers participate (incorporated by reference to our Form 10-K filed March 9, 2005).*
(10.26)		Purchase and Contribution Agreement, dated May 18, 2006, among Trinity Industries Leasing Company, Trinity Leasing Trust II, and Trinity Rail Leasing V L.P. (incorporated by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).
(10	.26.1)	Master Indenture dated May 18, 2006, between Trinity Rail Leasing V L.P. and Wilmington Trust Company, as indenture trustee (incorporated by reference to Exhibit 10.26.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).
(10.27)		Board Compensation Summary Sheet (incorporated by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).*
(12)		Computation of Ratio of Earnings to Fixed Charges (filed herewith).
(21)		Listing of subsidiaries of Trinity Industries, Inc. (filed herewith).
(23)		Consent of Ernst & Young LLP (contained on page 78 of this document and filed herewith).
(31.1)		Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
(31.2)		Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
(32.1)		Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32.2)		Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contracts and compensatory plan arrangements.