Form 10-Q
period 2007-03-31
TRINITY INDUSTRIES INC
filed 2007-05-03
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
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
At April 27, 2007 there were 80,299,109 shares of the Registrant’s common stock outstanding.

TRINITY INDUSTRIES, INC.
FORM 10-Q
     All share and per share information at March 31, 2006, including dividends, has been retroactively adjusted to reflect the 3-for-2 stock split.

Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended March 31,
	2007	2006
	(unaudited)
	(in millions, except per share amounts)
Revenues	$828.5	$724.7
Operating costs:
Cost of revenues	665.7	598.7
Selling, engineering, and administrative expenses	54.1	50.4

	719.8	649.1

Operating profit	108.7	75.6

Other (income) expense:
Interest income	(3.7)	(1.0)
Interest expense	17.5	12.5
Other, net	(1.0)	(0.1)

	12.8	11.4

Income from continuing operations before income taxes	95.9	64.2

Provision for income taxes	36.8	25.7

Income from continuing operations	59.1	38.5

Discontinued operations:
Loss from discontinued operations, net of benefit for income taxes of $— and $(1.5)	—	(1.5)

Net income	$59.1	$37.0

Net income per common share:
Basic:
Continuing operations	$0.76	$0.51
Discontinued operations	—	(0.02)

	$0.76	$0.49

Diluted:
Continuing operations	$0.74	$0.49
Discontinued operations	—	(0.02)

	$0.74	$0.47

Weighted average number of shares outstanding:
Basic	78.0	74.9
Diluted	79.9	78.8

Dividends declared per common share	$0.06	$0.05
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(unaudited)	(as reported)
	(in millions)
Assets
Cash and cash equivalents	$224.1	$311.5
Receivables, net of allowance	279.0	252.5

Inventories:
Raw materials and supplies	315.9	316.5
Work in process	147.5	139.1
Finished goods	85.7	73.3

	549.1	528.9

Property, plant, and equipment, at cost	2,477.4	2,318.8
Less accumulated depreciation	(730.8)	(728.5)

	1,746.6	1,590.3

Goodwill	463.7	463.7

Assets held for sale and discontinued operations	4.9	10.8

Other assets	238.9	267.9

	$3,506.3	$3,425.6

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$589.0	$655.8

Debt:
Recourse	728.8	772.4
Non-recourse	522.6	426.5

	1,251.4	1,198.9

Deferred income	42.3	42.9
Liabilities held for sale and discontinued operations	1.7	7.8
Other liabilities	158.9	116.7

	2,043.3	2,022.1

Stockholders’ equity:

Preferred stock – 1.5 shares authorized and unissued	—	—

Common stock – 100.0 shares authorized	80.3	80.0

Capital in excess of par value	492.5	484.3

Retained earnings	960.0	908.8

Accumulated other comprehensive loss	(68.8)	(69.2)

Treasury stock	(1.0)	(0.4)

	1,463.0	1,403.5

	$3,506.3	$3,425.6

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2007	2006
	(unaudited)
	(in millions)
Operating activities:
Net income	$59.1	$37.0
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Loss from discontinued operations	—	1.5
Depreciation and amortization	26.5	19.8
Stock-based compensation expense	4.0	2.1
Excess tax benefits from stock-based compensation	(2.3)	(4.0)
Deferred income taxes	27.4	5.9
Gain on disposition of property, plant, equipment, and other assets	(1.7)	(0.2)
Other	0.8	(1.7)
Changes in assets and liabilities:
(Increase) decrease in receivables	(26.5)	(35.4)
(Increase) decrease in inventories	(20.2)	(60.7)
(Increase) decrease in other assets	(7.0)	(11.2)
Increase (decrease) in accounts payable and accrued liabilities	(24.0)	39.3
Increase (decrease) in other liabilities	3.7	5.1

Net cash provided (required) by operating activities – continuing operations	39.8	(2.5)
Net cash provided (required) by operating activities – discontinued operations	(0.2)	10.5

Net cash provided by operating activities	39.6	8.0

Investing activities:
Proceeds from disposition of property, plant, equipment, and other assets	11.4	10.1
Capital expenditures – lease subsidiary	(147.4)	(130.1)
Capital expenditures – other	(46.1)	(27.4)
Payment for purchase of acquisitions, net of cash acquired	—	(2.3)

Net cash required by investing activities – continuing operations	(182.1)	(149.7)
Net cash provided (required) by investing activities – discontinued operations	—	(0.2)

Net cash required by investing activities	(182.1)	(149.9)

Financing activities:
Issuance of common stock, net	5.1	5.2
Excess tax benefits from stock-based compensation	2.3	4.0
Payments to retire debt	(47.6)	(13.6)
Proceeds from issuance of debt	100.1	94.9
Dividends paid to common shareholders	(4.8)	(3.4)
Dividends paid to preferred shareholders	—	(1.7)

Net cash provided by financing activities	55.1	85.4

Net decrease in cash and cash equivalents	(87.4)	(56.5)
Cash and cash equivalents at beginning of period	311.5	136.0

Cash and cash equivalents at end of period	$224.1	$79.5

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock
			Capital
			in		Accumulated
	Shares		Excess		Other		Treasury	Total
(unaudited)	(100.0	$1.00 Par	of Par	Retained	Comprehensive	Treasury	Stock at	Stockholders’
(in millions, except par value)	Authorized)	Value	Value	Earnings	Loss	Shares	Cost	Equity
Balances at December 31, 2006	80.0	$80.0	$484.3	$908.8	$(69.2)	(0.0)	$(0.4)	$1,403.5
Cumulative effect of adopting FIN 48 (see Note 15)	—	—	—	(3.1)	—	—	—	(3.1)
Net income	—	—	—	59.1	—	—	—	59.1
Other comprehensive income:
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	0.4	—	—	0.4

Comprehensive net income								59.5
Cash dividends on common stock	—	—	—	(4.8)	—	—	—	(4.8)
Restricted shares issued	—	—	0.2	—	—	—	—	0.2
Stock options exercised	0.3	0.3	4.8	—	—	—	—	5.1
Income tax benefit from stock options exercised	—	—	2.7	—	—	—	—	2.7
Stock-based compensation expense	—	—	0.4	—	—	—	—	0.4
Other	—	—	0.1	—	—	—	(0.6)	(0.5)

Balances at March 31, 2007	80.3	$80.3	$492.5	$960.0	$(68.8)	(0.0)	$(1.0)	$1,463.0

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
     The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and subsidiaries (“Trinity”, “Company”, “we” or “our”). In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of March 31, 2007 and the results of operations for the three month periods ended March 31, 2007 and 2006, and cash flows for the three month periods ended March 31, 2007 and 2006, have been made in conformity with generally accepted accounting principles. Because of seasonal and other factors, the results of operations for the three month period ended March 31, 2007 may not be indicative of expected results of operations for the year ending December 31, 2007. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2006.
Stockholders’ Equity
     On May 15, 2006, the Company’s Board of Directors authorized a 3-for-2 stock split of the Company’s common shares. The stock split was issued in the form of a 50% stock dividend. All share and per share information, including dividends, has been retroactively adjusted to reflect the 3-for-2 stock split.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of the provisions of SFAS 157.
Reclassifications
     Certain prior year balances have been reclassified to conform to the 2007 presentation for discontinued operations.
Note 2. Divestitures
     In June 2006, we sold our weld pipe fittings business (“Fittings”). In August 2006, we also sold our European Rail business (“Europe”). Condensed results of operations relating to Fittings and Europe for the three month period ended March 31, 2006 were as follows:

	Three Months
	Ended
	March 31,
	2006
	(in millions)
	Fittings	Europe
Revenues	$16.1	$20.0
Operating costs	13.0	25.0
Other expense	—	0.9

Income (loss) from discontinued operations before income taxes	3.1	(5.9)
Provision (benefit) for income taxes	1.2	(2.6)

Net income (loss) from discontinued operations	$1.9	$(3.3)

     In September 2006, we implemented a plan to divest our Brazilian operations. Total net assets of these operations as of March 31, 2007 were $2.4 million. For the three months ended March 31, 2007 and 2006, revenues and net income from discontinued operations were insignificant.

Note 3. Segment Information
     The Company reports operating results in five principal business segments: (1) the Rail Group, which manufactures and sells railcars and component parts; (2) the Construction Products Group, which manufactures and sells highway products, concrete and aggregates, and girders and beams used in the construction of highway and railway bridges; (3) the Inland Barge Group, which manufactures and sells barges and related products for inland waterway services; (4) the Energy Equipment Group, which manufactures and sells products for energy related businesses, including tank heads, structural wind towers, and pressure and non-pressure containers for the storage and transportation of liquefied gases and other liquid and dry products; and (5) the Railcar Leasing and Management Services Group, which provides fleet management, maintenance, and leasing services. The category All Other includes our captive insurance and transportation companies, legal and environmental costs associated with non-operating facilities, other peripheral businesses, and the change in market valuation related to ineffective commodity hedges. Historical segment information has been retroactively adjusted to exclude the divestitures described in Note 2.
     Sales and related profits from the Rail Group to the Railcar Leasing and Management Services Group are recorded in the Rail Group and eliminated in consolidation. Sales of railcars from the lease fleet are included in the Railcar Leasing and Management Services Group. Sales between groups are recorded at prices comparable to those charged to external customers.
     The financial information from continuing operations for these segments is shown in the tables below. We operate principally in the continental United States and Mexico.
Three Months Ended March 31, 2007

	Revenues			Operating
				Profit
	Outside	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$394.3	$174.4	$568.7	$78.1
Construction Products Group	163.1	0.1	163.2	10.1
Inland Barge Group	108.7	—	108.7	17.4
Energy Equipment Group	88.9	2.5	91.4	10.1
Railcar Leasing and Management Services Group	70.9	—	70.9	27.8
All Other	2.6	13.0	15.6	1.3
Corporate	—	—	—	(10.0)
Eliminations	—	(190.0)	(190.0)	(26.1)

Consolidated Total	$828.5	$—	$828.5	$108.7

The following table shows revised segment information for the three month period ended March 31, 2006.
Three Months Ended March 31, 2006

	Revenues			Operating
				Profit
	Outside	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$371.4	$148.5	$519.9	$62.0
Construction Products Group	148.0	0.5	148.5	9.5
Inland Barge Group	82.0	—	82.0	6.6
Energy Equipment Group	65.6	2.4	68.0	11.1
Railcar Leasing and Management Services Group	56.3	—	56.3	17.6
All Other	1.4	10.0	11.4	(2.9)
Corporate	—	—	—	(9.8)
Eliminations	—	(161.4)	(161.4)	(18.5)

Consolidated Total	$724.7	$—	$724.7	$75.6

Note 4. Railcar Leasing and Management Services Group
     The Railcar Leasing and Management Services Group (“Leasing Group”) provides fleet management, maintenance, and leasing services. Selected combined financial information for the Leasing Group is as follows:

	March 31, 2007	December 31, 2006
		(as reported)
	(in millions)
Balance Sheet
Cash	$14.3	$13.0
Leasing equipment
Machinery and other	35.1	35.1
Equipment on lease	1,678.8	1,511.5

	1,713.9	1,546.6
Accumulated depreciation	(176.4)	(163.9)

	1,537.5	1,382.7

Restricted assets	100.7	111.6
Debt:
Recourse	75.7	119.1
Non-recourse	522.6	426.5

	Three Months Ended
	March 31,
	2007	2006
	( in millions)
Statement of Operations
Revenues	$70.9	$56.3
Operating profit	27.8	17.6
     Interest expense, which is not a component of operating profit, was $9.2 million and $6.6 million for the three months ended March 31, 2007 and 2006, respectively. Rent expense, a component of operating profit, was $11.3 million and $11.5 million for the three months ended March 31, 2007 and 2006, respectively.
     Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured by Trinity’s rail subsidiaries and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Leasing Group primarily enters into operating leases. Future minimum rental revenues on leases in each year are as follows:

	Remaining
	nine months
	of 2007	2008	2009	2010	2011	Thereafter	Total
			(in millions)
Future Minimum Rental Revenues on Leases	$165.6	$201.6	$183.7	$161.9	$125.6	$422.6	$1,261.0
     Future operating lease obligations of the Leasing Group’s subsidiaries as well as future minimum rental revenues related to these leases due to the Leasing Group are as follows:

	Remaining
	nine months
	of 2007	2008	2009	2010	2011	Thereafter	Total
			(in millions)
Future Operating Lease Obligations of Trusts’ Cars	$36.3	$48.5	$47.6	$40.7	$41.7	$566.0	$780.8

Future Minimum Rental Revenues of Trusts’ Cars	$53.0	$63.4	$52.6	$41.6	$31.9	$126.1	$368.6
     The Leasing Group’s debt consists of both recourse and non-recourse debt. See Note 8 for maturities of debt. Equipment with a net book value of $801.5 million is pledged as collateral for Leasing Group debt. Equipment with a net book value of $108.6 million is pledged as collateral against lease obligations.

Note 5. Derivative Instruments
     The Company uses interest rate swaps to fix the LIBOR component of outstanding debt. These swaps are accounted for as cash flow hedges under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. As of March 31, 2007, Trinity had $65.0 million of interest rate swaps outstanding. The amount recorded in the consolidated balance sheet for these instruments was an asset of $0.2 million as of March 31, 2007 with $0.2 million of income in Accumulated Other Comprehensive Loss (“AOCL”). The effect on the consolidated statement of operations for the three month periods ended March 31, 2007 and 2006 was income of $0.2 million and $0.3 million, respectively.
     In anticipation of a future debt issuance, we entered into interest rate swap transactions during 2005 and 2006. These instruments, with a notional amount of $200 million, fixed the interest rate on a portion of a future debt issuance associated with a 2006 railcar leasing transaction and settled at maturity in the first quarter of 2006. The weighted average fixed interest rate under these instruments was 4.87%. These interest rate swaps were being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million recorded in AOCL through the date the related debt issuance closed in May 2006. The balance is being amortized over the term of the related debt. As of the three months ended March 31, 2007, the balance remaining in AOCL was $4.1 million. The effect of the amortization on the consolidated statement of operations for the three month period ended March 31, 2007 was income of $0.1 million.
     In addition, in anticipation of a future debt issuance, we entered into interest rate swap transactions during the fourth quarter of 2006 and the first quarter of 2007. These instruments, with a notional amount of $250 million, hedge the interest rate on a future debt issuance associated with an anticipated secured borrowing facility in 2007 and will expire in the fourth quarter of 2007. The weighted average fixed interest rate under these instruments is 5.14%. These interest rate swaps are being accounted for as cash flow hedges with changes in the fair value of the instruments of $0.9 million of income recorded in AOCL.
     We continue a program to mitigate the impact of fluctuations in the price of its natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit and overall profitability from adverse price changes by entering into derivative instruments. Since the majority of these instruments do not qualify for hedge accounting treatment, any change in their valuation is recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet for these instruments was a liability of $0.2 million as of March 31, 2007 with $0.1 million of expense in AOCL. The effect on the consolidated statement of operations for the three month period ended March 31, 2007 was income of $0.9 million and for the three month period ended March 31, 2006 was an expense of $1.3 million.
Note 6. Property, Plant, and Equipment
     The following table summarizes the components of property, plant, and equipment as of March 31, 2007 and December 31, 2006.

	March 31,	December 31,
	2007	2006
		(as reported)
	(in millions)
Corporate/Manufacturing:
Land	$35.9	$35.8
Buildings and improvements	327.2	329.2
Machinery and other	536.3	538.6
Construction in progress	60.4	39.5

	959.8	943.1
Less accumulated depreciation	(554.4)	(564.6)

	405.4	378.5

Leasing:
Machinery and other	35.1	35.1
Equipment on lease	1,678.8	1,511.5

	1,713.9	1,546.6
Less accumulated depreciation	(176.4)	(163.9)

	1,537.5	1,382.7

Deferred profit on railcars sold to the Leasing Group	(196.3)	(170.9)

	$1,746.6	$1,590.3

Note 7. Warranties
     The Company provides for the estimated cost of product warranties at the time revenue is recognized and assesses the adequacy of the resulting reserves on a quarterly basis. The change in the accruals for warranties for the three month periods ended March 31, 2007 and 2006 was as follows:

	Three Months Ended
	March 31,
	2007	2006
	(in millions)
Beginning balance	$28.6	$36.8
Warranty costs incurred	(2.6)	(6.7)
Product warranty accrual	2.5	2.9
Currency translation	—	0.2

Ending balance	$28.5	$33.2

     The warranty balance as of March 31, 2007 includes certain amounts that we believe to be sufficient to cover remaining obligations related to the divestiture of Trinity’s European Rail operations.
Note 8. Debt
     The following table summarizes the components of debt as of March 31, 2007 and December 31, 2006.

	March 31,	December 31,
	2007	2006
		(as reported)
	(in millions)
Corporate/Manufacturing — Recourse:
Revolving commitment	$—	$—
Convertible subordinated notes	450.0	450.0
Senior notes	201.5	201.5
Other	1.6	1.8

	653.1	653.3

Leasing — Recourse:
Equipment trust certificates	75.7	119.1

	728.8	772.4

Leasing — Non-recourse:
Secured railcar equipment notes	344.4	347.5
Warehouse facility	178.2	79.0

	522.6	426.5

Total debt	$1,251.4	$1,198.9

     Trinity’s $350 million revolving credit facility matures April 2011. The agreement requires maintenance of ratios related to interest coverage for Trinity’s leasing and manufacturing operations, leverage, and minimum net worth. At March 31, 2007, there were no borrowings under the revolving credit facility. After $113.2 million was considered for letters of credit, $236.8 million was available under the revolving credit facility.
     Trinity Industries Leasing Company’s (“TILC”) $375 million non-recourse warehouse facility, established to finance railcars owned by TILC, had $178.2 million outstanding as of March 31, 2007. Advances under the facility bear interest at a defined index rate plus a margin, for an all in rate of 6.19% at March 31, 2007. At March 31, 2007, $196.8 million was available under this facility.
     Terms and conditions of other debt are described in our 2006 Annual Report on Form 10-K.

     The remaining principal payments under existing debt agreements as of March 31, 2007 are as follows:

	Remaining
	nine months
	of 2007	2008	2009	2010	2011	Thereafter
			(in millions)
Recourse:
Corporate/Manufacturing	$0.8	$0.7	$0.1	$—	$—	$651.5
Leasing – equipment trust certificates (Note 4)	—	14.2	61.5	—	—	—
Non-recourse:
Leasing –secured railcar equipment notes (Note 4)	10.3	16.5	15.3	16.4	14.9	271.0
Leasing –warehouse facility (Note 4)	4.3	115.9	58.0	—	—	—

Total principal payments	$15.4	$147.3	$134.9	$16.4	$14.9	$922.5

Note 9. Other, Net
     Other, net consists of other (income) expense of the following items:

	Three Months Ended
	March 31,
	2007	2006
	(in millions)
Gain on disposition of property, plant, and equipment	$(1.7)	$(0.2)
Foreign currency exchange transactions	0.7	0.4
Loss (gain) on equity investments	0.1	(0.1)
Other	(0.1)	(0.2)

Other, net	$(1.0)	$(0.1)

Note 10. Employee Retirement Plans
     The following table summarizes the components of net periodic pension cost for the Company:

	Three Months Ended
	March 31,
	2007	2006
	(in millions)
Service cost	$2.8	$3.1
Interest	4.9	4.5
Expected return on assets	(4.4)	(4.5)
Amortization and deferral	1.1	1.0
Profit sharing	1.6	1.3

Net expenses	$6.0	$5.4

     Trinity contributed $2.4 million and $1.5 million to the Company’s defined benefit pension plans for the three month periods ended March 31, 2007 and 2006, respectively. Total contributions to our pension plans in 2007 are expected to be approximately $14.9 million.

Note 11. Accumulated Other Comprehensive Loss
     Comprehensive net income is as follows:

	Three Months Ended
	March 31,
	2007	2006
	(in millions)
Net income	$59.1	$37.0
Other comprehensive income:
Change in currency translation adjustment:
Change in currency translation adjustment, net of tax benefit of $ — and $(1.2)	—	3.0
Change in unrealized gain on derivative financial instruments, net of tax benefit of $(0.3) and $(1.3)	0.4	2.1

Comprehensive net income	$59.5	$42.1

     The components of accumulated other comprehensive loss are as follows:

	March 31,	December 31,
	2007	2006
		(as reported)
	(in millions)
Currency translation adjustments	$(17.5)	$(17.5)
Unrealized gain on derivative financial instruments	3.2	2.8
Funded status of pension plans	(54.5)	(54.5)

	$(68.8)	$(69.2)

Note 12. Stock-Based Compensation
     On January 1, 2006, we adopted SFAS No. 123R Share-Based Payment which requires companies to recognize in their financial statements the cost of employee services received in exchange for awards of equity instruments. These costs are based on the grant date fair-value of those awards. Stock-based compensation includes compensation expense, recognized over the applicable vesting periods, for both new share-based awards and share-based awards granted prior to, but not yet vested, as of January 1, 2006. Stock-based compensation totaled approximately $3.9 million and $2.0 million for the three months ended March 31, 2007 and 2006, respectively.
Note 13. Net Income Per Common Share
     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Except when the effect would be anti-dilutive, the calculation of diluted net income per common share includes the impact of shares that could be issued under outstanding stock options. There were no anti-dilutive stock options for the three month periods ended March 31, 2007 and 2006.

     The computation of basic and diluted net income applicable to common shareholders is as follows:

	Three Months Ended			Three Months Ended
	March 31, 2007			March 31, 2006
	(in millions except per share amounts)
		Average			Average
	Income	Shares	EPS	Income	Shares	EPS

Income from continuing operations – basic	$59.1	78.0	$0.76	$38.5	74.9	$0.51

Effect of dilutive securities:
Stock options	—	1.9		—	2.1
Series B preferred stock	—	—		—	1.8

Income from continuing operations – diluted	$59.1	79.9	$0.74	$38.5	78.8	$0.49

Loss from discontinued operations, net of taxes – basic	$—	78.0	$—	$(1.5)	74.9	$(0.02)

Effect of dilutive securities:
Stock options	—	1.9		—	2.1
Series B preferred stock	—	—		—	1.8

Loss from discontinued operations, net of taxes – diluted	$—	79.9	$—	$(1.5)	78.8	$(0.02)

Note 14. Contingencies
     Barge Litigation
     The Company and its wholly owned subsidiary, Trinity Marine Products, Inc. (“TMP”), and certain material suppliers and others, are co-defendants in a lawsuit filed by Waxler Transportation, Inc. The plaintiff has petitioned the court for certification of a class which, if certified, could significantly increase the total number of barges at issue. The current class representative owns four tank barges on which allegedly defective coatings were applied. These four barges were sold at an approximate average price of $1.4 million. Legal counsel for the Company and TMP have each advised that factual disputes exist regarding the legal merits of class certification. Discovery is underway in the case but no date has been set for a class certification hearing or trial. Independent experts investigating the claims for the Company and TMP have opined that the plaintiffs’ assertion the coating applied to the barges is a food source for microbiologically influenced corrosion is without merit. The Company and TMP are defending the Waxler case vigorously.
     Other Litigation
     Our subsidiary, Transit Mix Concrete and Materials Company, Inc. (“Transit Mix”), is named as a defendant in a case involving the death of an employee of an independent contractor who was working at a Transit Mix facility. Following a jury verdict in favor of the plaintiff, the presiding judge entered a final judgment that, together with fees, costs, and judgment interest, totaled $46.8 million. This case was appealed by Transit Mix and its insurers. In October 2006, the original trial court judgment was reversed and a take-nothing judgment was rendered by the Eleventh Court of Appeals, State of Texas. Plaintiffs filed a motion for rehearing in such court, which was denied. On March 22, 2007, Plaintiffs filed their Petition for Review with the Texas Supreme Court.
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
     We are subject to federal, state, local, and foreign laws and regulations relating to the environment and the workplace. We believe that we are currently in substantial compliance with such laws and regulations.
     We are involved in various proceedings relating to environmental matters. We have reserved $12.5 million to cover our probable and estimable liabilities with respect to investigation, assessment, and remedial response to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of future remedial response costs are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future environmental litigation or other proceedings or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company.
Note 15. Accounting for Uncertainty in Income Taxes
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“SFAS 109”). This interpretation, which became effective for fiscal years beginning after December 15, 2006, introduces a new approach that significantly changes how enterprises recognize and measure tax benefits associated with tax positions and how enterprises disclose uncertainties related to income tax positions in their financial statements.
     This interpretation applies to all tax positions within the scope of SFAS 109 and establishes a single approach in which a recognition and measurement threshold is used to determine the amount of tax benefit that should be recognized in the financial statements. FIN 48 also provides guidance on (1) the recognition, derecognition, and measurement of uncertain tax positions in a period subsequent to that in which the tax position is taken; (2) the accounting for interest and penalties; (3) the presentation and classification of recorded amounts in the financial statements; and (4) disclosure requirements.
     On January 1, 2007, Trinity adopted the provisions of FIN 48. As a result, we recorded a $3.1 million charge to the January 1, 2007 balance of retained earnings. This amount is inclusive of penalties and interest, net of deferred tax assets that were recorded against uncertain tax positions related to state income taxes and federal and state interest expense that was accrued.
     Prior to the adoption of FIN 48, the Company had recorded $8.3 million of tax contingency reserves. Additionally, $20.7 million of deferred tax liabilities had been recorded for items that have been identified as uncertain tax positions that have now been reclassified as a FIN 48 liability. Upon the adoption of FIN 48, we identified an additional $3.0 million of taxes related to uncertain tax positions which increased our total FIN 48 balance on January 1, 2007 to $32.0 million.
     The change in unrecognized tax benefits for the three months ended March 31, 2007 is as follows (in millions):

Balance at January 1, 2007	$32.0
Additions for tax positions of prior years	0.5
Settlements	(0.5)

Balance at March 31, 2007	$32.0

     The total amount of unrecognized tax benefits at January 1, 2007, that would affect the Company’s effective tax rate if recognized was determined to be $9.0 million. There is a reasonable possibility that unrecognized tax benefits will decrease significantly by March 31, 2008 due to a lapse in the statute of limitations for assessing tax. Further, there is a reasonable possibility that the unrecognized tax benefits will decrease significantly by March 31, 2008 due to settlements with taxing authorities. Amounts expected to settle by March 31, 2008 are $15.2 million.
     Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of January 1, 2007 is $5.8 million. Income tax expense for the three months ended March 31, 2007 includes $0.4 million in interest expense and penalties related to uncertain tax positions.
     We are currently under Internal Revenue Service (“IRS”) examination for the tax years ended 1998 through 2002, thus our statute remains open from the year ended March 31, 1998, forward. We expect the 1998 through 2002 examination to be completed within the next twelve months. In addition, statutes of limitations governing the right of Mexico tax authorities to audit the tax returns of our Mexican operations remain open for the 2002 tax year forward. Our various European subsidiaries, including the subsidiaries that were sold during 2006, are impacted by various statutes of limitations which are generally open from 2001 forward. An exception to this is our Romanian operations, which have been audited through 2004. Generally, states’ statutes in the United States are open from 2002 forward.
Note 16. Financial Statements for Guarantors of the Senior Notes
     The Company’s Senior Notes were issued by Trinity Industries, Inc. (“Parent”) which includes the corporate operations and certain operations of the Construction Products Group. The Senior Notes are fully and unconditionally and jointly and severally guaranteed by certain of Trinity’s wholly owned subsidiaries: Transit Mix Concrete & Materials Company, Trinity Industries Leasing Company, Trinity Marine Products, Inc., Trinity Rail Group, LLC, Trinity North American Freight Car, Inc., Trinity Tank Car, Inc., and Trinity Parts & Components, LLC. No other subsidiaries guarantee the Senior

Notes. As of March 31, 2007, assets held by the non-guarantor subsidiaries include $100.7 million of restricted assets that are not available for distribution to the Parent, $671.5 million of assets securing certain debt and $108.6 million of assets securing certain lease obligations held by the non-guarantor subsidiaries, and $225.3 million of assets located in foreign locations.
Statement of Operations
For the Three Months Ended March 31, 2007

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$45.4	$559.0	$338.3	$(114.2)	$828.5
Cost of revenues	65.4	443.3	271.2	(114.2)	665.7
Selling, engineering, and administrative expenses	11.1	26.5	16.5	—	54.1

	76.5	469.8	287.7	(114.2)	719.8

Operating profit (loss)	(31.1)	89.2	50.6	—	108.7
Other (income) expense	(82.0)	16.3	11.3	67.2	12.8

Income from continuing operations before income taxes	50.9	72.9	39.3	(67.2)	95.9
Provision (benefit) for income taxes	(8.2)	29.9	15.1	—	36.8

Income from continuing operations	59.1	43.0	24.2	(67.2)	59.1
Loss from discontinued operations, net of provision for income taxes of $ —	—	—	—	—	—

Net income	$59.1	$43.0	$24.2	$(67.2)	$59.1

Statement of Operations
For the Three Months Ended March 31, 2006

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$109.5	$471.5	$263.6	$(119.9)	$724.7
Cost of revenues	111.8	395.8	211.0	(119.9)	598.7
Selling, engineering and administrative expenses	18.4	22.5	9.5	—	50.4

	130.2	418.3	220.5	(119.9)	649.1

Operating profit (loss)	(20.7)	53.2	43.1	—	75.6
Other (income) expense	(48.3)	(1.3)	3.6	57.4	11.4

Income from continuing operations before income taxes	27.6	54.5	39.5	(57.4)	64.2
Provision (benefit) for income taxes	(9.4)	23.4	11.7	—	25.7

Income from continuing operations	37.0	31.1	27.8	(57.4)	38.5
Loss from discontinued operations, net of benefit for income taxes of $1.5	—	—	(1.5)	—	(1.5)

Net income	$37.0	$31.1	$26.3	$(57.4)	$37.0

Balance Sheet
March 31, 2007

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$202.8	$0.6	$20.7	$—	$224.1
Receivables, net of allowance	11.7	157.4	109.9	—	279.0
Inventory	5.1	352.1	191.9	—	549.1
Property, plant, and equipment, net	21.6	710.7	1,014.3	—	1,746.6
Investments in subsidiaries/intercompany receivable (payable), net	1,956.3	(555.7)	18.1	(1,418.7)	—
Goodwill and other assets	204.8	408.5	220.0	(125.8)	707.5

	$2,402.3	$1,073.6	$1,574.9	$(1,544.5)	$3,506.3

Liabilities:
Accounts payable and accrued liabilities	$212.6	$244.5	$160.2	$(28.3)	$589.0
Debt	651.5	77.3	522.6	—	1,251.4
Deferred income	17.1	3.2	22.0	—	42.3
Other liabilities	58.1	197.4	2.6	(97.5)	160.6
Total stockholders’ equity	1,463.0	551.2	867.5	(1,418.7)	1,463.0

	$2,402.3	$1,073.6	$1,574.9	$(1,544.5)	$3,506.3

Balance Sheet
December 31, 2006
(as reported)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$283.1	$0.2	$28.2	$—	$311.5
Receivables, net of allowance	58.6	124.0	69.9	—	252.5
Inventory	68.2	292.7	168.0	—	528.9
Property, plant, and equipment, net	45.8	687.7	856.8	—	1,590.3
Investments in subsidiaries/ intercompany receivable (payable), net	1,674.4	(432.0)	109.1	(1,351.5)	—
Goodwill and other assets	188.1	432.0	221.7	(99.4)	742.4

	$2,318.2	$1,104.6	$1,453.7	$(1,450.9)	$3,425.6

Liabilities:
Accounts payable and accrued liabilities	$228.2	$274.7	$152.9	$—	$655.8
Debt	651.5	120.9	426.5	—	1,198.9
Deferred income	17.2	3.5	22.2	—	42.9
Other liabilities	17.8	197.3	8.8	(99.4)	124.5
Total stockholders’ equity	1,403.5	508.2	843.3	(1,351.5)	1,403.5

	$2,318.2	$1,104.6	$1,453.7	$(1,450.9)	$3,425.6

Statement of Cash Flows
For the Three Months Ended March 31, 2007

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (required) provided by operating activities	$(83.5)	$63.5	$59.6	$—	$39.6
Net cash provided (required) by investing activities	0.6	(19.5)	(163.2)	—	(182.1)
Net cash provided (required) by financing activities	2.6	(43.6)	96.1	—	55.1

Net increase (decrease) in cash and cash equivalents	(80.3)	0.4	(7.5)	—	(87.4)
Cash and equivalents at beginning of period	283.1	0.2	28.2	—	311.5

Cash and equivalents at end of period	$202.8	$0.6	$20.7	$—	$224.1

Statement of Cash Flows
For the Three Months Ended March 31, 2006

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (required) provided by operating activities	$(67.9)	$15.9	$60.0	$—	$8.0
Net cash (required) provided by investing activities	(3.7)	(5.8)	(140.4)	—	(149.9)
Net cash provided (required) by financing activities	4.7	(10.4)	91.1	—	85.4

Net (decrease) increase in cash and cash equivalents	(66.9)	(0.3)	10.7	—	(56.5)
Cash and equivalents at beginning of period	110.8	0.3	24.9	—	136.0

Cash and equivalents at end of period	$43.9	$—	$35.6	$—	$79.5

Note 17. Subsequent Event
     On April 2, 2007, our subsidiary, Transit Mix Concrete & Materials Company, acquired a combined group of East Texas asphalt, ready mix concrete, and aggregates businesses operating under the name Armor Materials. The businesses were owned by a common group of individuals and companies. The total acquisition cost is estimated to be $30.8 million paid at closing, an additional future cash consideration of $5.2 million to be paid over the next three to five years, and contingent payments not to exceed $6.0 million. The final acquisition cost is subject to final adjustments in accordance with the purchase agreement. Revenues for the acquired businesses are estimated to be approximately $55.0 million per year. The acquired group will be a part of our Construction Products Group.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes thereto appearing elsewhere in this document.
Overall Summary for Continuing Operations
     Revenues

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Revenues			Revenues			Percent
	Outside	Intersegment	Total	Outside	Intersegment	Total	Change
	($ in millions)
Rail Group	$394.3	$174.4	$568.7	$371.4	$148.5	$519.9	9.4%
Construction Products Group	163.1	0.1	163.2	148.0	0.5	148.5	9.9
Inland Barge Group	108.7	—	108.7	82.0	—	82.0	32.6
Energy Equipment Group	88.9	2.5	91.4	65.6	2.4	68.0	34.4
Railcar Leasing and Management Services Group	70.9	—	70.9	56.3	—	56.3	25.9
All Other	2.6	13.0	15.6	1.4	10.0	11.4	36.8
Eliminations	—	(190.0)	(190.0)	—	(161.4)	(161.4)

Consolidated Total	$828.5	$—	$828.5	$724.7	$—	$724.7	14.3

     Revenues for the three month period ended March 31, 2007 increased due to improved sales across all segments. Increased railcar shipments to both external customers and our Leasing Group yielded higher revenues for the Rail Group. The increase in revenues for the Construction Products Group was primarily attributable to increased sales volumes and an increase in raw material costs which have resulted in higher sales prices. For the Inland Barge Group, an increase in hopper and tank barge sales volumes was the primary attribute for the increase in revenues. An increase in structural wind towers sales was the primary reason for the revenue increase in the Energy Equipment Group. Higher rental revenues related to additions to the fleet and higher average rental rates drove revenue increases in the Railcar Leasing and Management Services Group.
     Operating Profit (Loss)

	Three Months Ended
	March 31,
	2007	2006
	(in millions)
Rail Group	$78.1	$62.0
Construction Products Group	10.1	9.5
Inland Barge Group	17.4	6.6
Energy Equipment Group	10.1	11.1
Railcar Leasing and Management Services Group	27.8	17.6
All Other	1.3	(2.9)
Corporate	(10.0)	(9.8)
Eliminations	(26.1)	(18.5)

Consolidated Total	$108.7	$75.6

     Operating profit for the three months ended March 31, 2007 increased as the result of improved revenues, improved pricing, an increase in the size of our lease fleet, and cost savings due to increased volumes in our manufacturing business.
     Other Income and Expense. Interest expense, net of interest income, was $13.8 million and $11.5 million, respectively, for the three month periods ended March 31, 2007 and 2006. Interest income increased $2.7 million over the same period last year due to an increase in cash available for investment and higher interest rates. Interest expense increased $5.0 million over the same period last year due to an increase in debt levels. The increase in Other, net for the three month period ended March 31, 2007 was due to an increase in the sale of non-operating assets.
     Income Taxes. The current effective tax rate of 38.4% for continuing operations for the three month period ended March 31, 2007 was greater than the statutory rate of 35.0% due primarily to state income taxes. The prior year current effective tax rate for continuing operations of 40.0% was due to state income taxes and the impact of certain foreign tax losses in jurisdictions with lower tax rates or in foreign locations where tax benefits were not recorded.

Rail Group

	Three Months Ended March 31,
	2007	2006	Percent
	($ in millions)		Change
Revenues:
Rail	$523.1	$462.4	13.1%
Components	45.6	57.5	(20.7)

Total revenues	$568.7	$519.9	9.4

Operating profit	$78.1	$62.0
Operating profit margin	13.7%	11.9%
     Railcar shipments increased 6.5% to approximately 6,570 railcars during the three month period ended March 31, 2007 compared to the same period in 2006. As of March 31, 2007, our Rail Group backlog was approximately 37,790 railcars. Approximately 61% of those railcars were dedicated to the Leasing Group which has lease agreements for these railcars with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery. This compares with a backlog of approximately 25,500 railcars as of March 31, 2006. Approximately 45% of those railcars were dedicated to the Leasing Group which had lease agreements for those railcars with external customers.
     Operating profit for the Rail Group increased $16.1 million for the three month period ended March 31, 2007 compared to the same period last year. This increase is primarily due to increased pricing, product mix, and volume, as well as improved operating efficiencies.
     In the three months ended March 31, 2007 railcar sales to the Railcar Leasing and Management Services Group were $172.5 million compared to $148.1 million in the comparable period in 2006 with profit of $28.2 million compared to $18.5 million for the same period in 2006. Sales to the Railcar Leasing and Management Services Group and related profits are included in the operating results of the Rail Group but are eliminated in consolidation.
     Condensed results of operations related to the European rail business sold in August 2006 for the three month period ended March 31, 2006 were as follows:

Three Months
Ended
March 31,
2006
($ in millions)
Revenues	$20.0
Operating loss	$(5.0)
Operating loss margin	(25.0)%
Construction Products Group

	Three Months Ended March 31,
	2007	2006	Percent
	($ in millions)		Change
Revenues:
Concrete and Aggregates	$101.4	$90.1	12.5%
Highway Products	48.2	45.5	5.9
Other	13.6	12.9	5.4

Total revenues	$163.2	$148.5	9.9

Operating profit	$10.1	$9.5
Operating profit margin	6.2%	6.4%
     The increase in revenues for the three month period ended March 31, 2007 compared to the same period in 2006 was primarily attributable to increased sales volumes and higher raw material costs that resulted in higher sales prices. Operating profit for the three months ended March 31, 2007 increased due to additional revenue in each of the businesses. Operating profit margin decreased due to competitive pricing in Highway Products and lower margins in the other businesses.

     Condensed results of operations related to the weld pipe fittings business sold in June 2006 for the three month period ended March 31, 2006 were as follows:

Three Months
Ended
March 31,
2006
($ in millions)
Revenues	$16.1
Operating profit	$3.1
Operating profit margin	19.3%
     On April 2, 2007, our subsidiary, Transit Mix Concrete & Materials Company, acquired a combined group of East Texas asphalt, ready mix concrete and aggregates businesses operating under the name Armor Materials. The businesses were owned by a common group of individuals and companies. The total acquisition cost is estimated to be $30.8 million, at closing, an additional future cash consideration of $5.2 million to be paid over the next three to five years, and contingent payments not to exceed $6.0 million. Revenues for the acquired businesses are estimated to be approximately $55.0 million per year. The acquired group will be a part of our Construction Products Group.
Inland Barge Group

	Three Months Ended March 31,
	2007	2006	Percent
	($ in millions)		Change
Revenues	$108.7	$82.0	32.6%
Operating profit	$17.4	$6.6
Operating profit margin	16.0%	8.0%
     Revenues increased for the three month period ended March 31, 2007 compared to the same period in the prior year due to an increase in the sales of hopper and tank barges, and a change in the mix of barges sold. Operating profit for the three months ended March 31, 2007 increased compared to the same period last year due primarily to an increase in sales and a more profitable mix of barges delivered. As of March 31, 2007, the backlog for the Inland Barge Group was approximately $569 million compared to approximately $327 million for the same period last year.
Energy Equipment Group

	Three Months Ended March 31,
	2007	2006	Percent
	($ in millions)		Change
Revenues	$91.4	$68.0	34.4%
Operating profit	$10.1	$11.1
Operating profit margin	11.1%	16.3%
     Revenues increased for the three month period ended March 31, 2007 compared to the same period in 2006, primarily due to higher sales of structural wind towers. The operating profit for the three month period ended March 31, 2007 is lower than the same period last year due to start up costs related to structural wind tower production in Mexico, and to a lesser degree, a weaker domestic LPG tank market in the United States and Mexico.

Railcar Leasing and Management Services Group

	Three Months Ended March 31,
	2007	2006	Percent
	($ in millions)		Change
Revenues:
Leasing and management	$62.6	$47.1	32.9%
Sales of cars from the lease fleet	8.3	9.2	(9.8)

Total revenues	$70.9	$56.3	25.9

Operating Profit:
Leasing and management	$26.5	$16.0
Sales of cars from the lease fleet	1.3	1.6

Total operating profit	$27.8	$17.6
Operating profit margin	39.2%	31.3%
Fleet utilization	99.9%	99.2%
     Total revenues increased for the three month period ended March 31, 2007 compared to the same period last year due to increased rental revenues related to additions to the leasing and management fleet and higher average rental rates on the remarketed fleet. Operating profit for leasing and management operations increased for the three month period ended March 31, 2007 due primarily to an increase in to rental proceeds from fleet additions, and higher average lease rates.
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

	Three Months Ended
	March 31,
	2007	2006
	($ in millions)
Operating profit – leasing and management	$26.5	$16.0
Add: Depreciation and amortization	10.2	6.8
Rental expense	11.3	11.5

EBITDAR	$48.0	$34.3

EBITDAR margin	76.7%	72.8%
     The increase in EBITDAR for the three month period ended March 31, 2007 was due to higher average lease rates on new and existing equipment.
     As of March 31, 2007, the Railcar Leasing and Management Services Group’s rental fleet of approximately 32,500 owned or leased railcars had an average age of 4.3 years and an average remaining lease term of 5.7 years.
All Other

	Three Months Ended March 31,
	2007	2006	Percent
	($ in millions)		Change
Revenues	$15.6	$11.4	36.8%
Operating profit (loss)	$1.3	$(2.9)
     The increase in revenues for the three month period ended March 31, 2007 over the same period last year was primarily attributable to an increase in intersegment sales by our transportation company. The operating profit for the three month period ended March 31, 2007 was due to the increase in intersegment sales and income related to the market valuation of commodity hedges that are required to be marked to market.

Liquidity and Capital Resources
Cash Flows
     Operating Activities. Net cash provided by the operating activities of continuing operations for the three months ended March 31, 2007 was $39.8 million compared to $2.5 million of net cash required by the operating activities of continuing operations for the same period in 2006. This was primarily due to an increase in net income for the three month period, an increase in deferred taxes, a smaller increase in receivables and inventories, partially offset by a decrease in accounts payable and accrued liabilities. Net cash required by the operating activities of discontinued operations was $0.2 million for the three months ended March 31, 2007 compared to $10.5 million of net cash provided by operating activities for discontinued operations for the same period in 2006.
     Investing Activities. Net cash required by investing activities of continuing operations for the three months ended March 31, 2007 was $182.1 million compared to $149.7 million for the same period last year. Capital expenditures for the three months ended March 31, 2007 were $193.5 million, of which $147.4 million were for additions to the lease fleet. This compares to $157.5 million of capital expenditures for the same period last year, of which $130.1 million were for additions to the lease fleet. Proceeds from the sale of property, plant, and equipment were $11.4 million for the three months ended March 31, 2007 composed primarily of railcar sales from the lease fleet and the sale of non-operating assets, compared to $10.1 million for the same period in 2006 composed primarily of railcar sales from the lease fleet and the sale of non-operating assets.
     Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2007 was $55.1 million compared to $85.4 million for the same period in 2006. We intend to use our cash to fund the operations of the Company, including expansion of manufacturing plants and expansion of our leasing fleet.
     At March 31, 2007, there were no borrowings under our $350 million revolving credit facility.
     Trinity Industries Leasing Company’s (“TILC”) $375 million non-resource warehouse facility, established to finance railcars owned by TILC, had $178.2 million outstanding as of March 31, 2007.
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
Derivative Instruments
     See Note 5 of the Consolidated Financial Statements for information about derivative instruments.
Contractual Obligation and Commercial Commitments
     As of March 31, 2007, other commercial commitments related to letters of credit decreased to $116.7 million from $118.9 million as of December 31, 2006. Refer to Note 8 in the consolidated financial statements for changes to our outstanding debt and maturities. Other commercial commitments that relate to operating leases under sale/leaseback transactions were basically unchanged as of March 31, 2007.
Recent Accounting Pronouncements
     See Note 1 of the Consolidated Financial Statements for information about recent accounting pronouncements.
Forward-Looking Statements
     This quarterly report on Form 10-Q (or statement otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission (“SEC”), news releases, conferences, World Wide Web postings or otherwise) contains forward-looking statements within the meaning of the Private Securities

Litigation Reform Act of 1995. Any statements contained herein that are not historical facts are forward-looking statements and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performance, estimates, projections, goals, and forecasts. Trinity uses the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify these forward-looking statements. Potential factors, which could cause our actual results of operations to differ materially from those in the forward-looking statements, include among others:
•	market conditions and demand for our products;

•	the cyclical nature of both the railcar and barge industries;

•	development of the structural wind towers business;

•	variations in weather in areas where our construction products are sold and used;

•	disruption of manufacturing capacity due to weather related events;

•	the timing of introduction of new products;

•	the timing of customer orders;

•	price changes;

•	changes in mix of products sold;

•	the extent of utilization of manufacturing capacity;

•	availability and costs of component parts, supplies, and raw materials;

•	competition and other competitive factors;

•	changing technologies;

•	steel prices;

•	surcharges added to fixed pricing agreements for raw materials;

•	interest rates and capital costs;

•	long-term funding of our leasing warehouse facility;

•	taxes;

•	the stability of the governments and political and business conditions in certain foreign countries, particularly Mexico;

•	changes in import and export quotas and regulations;

•	business conditions in emerging economies;

•	results of litigation; and

•	legal, regulatory, and environmental issues.
     Any forward-looking statement speaks only as of the date on which such statement is made. Trinity undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There has been no material change in our market risks since December 31, 2006. Refer to Note 5 in the consolidated financial statements for a discussion of the impact of hedging activity for the three months ended March 31, 2007. Refer to Note 8 in the consolidated financial statements for a discussion of debt related activity for the three months ended March 31, 2007.
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

PART II
Item 1. Legal Proceedings
     The information provided in Note 14 in the consolidated financial statements on page 13 is hereby incorporated into this Part II, Item 1 by reference.
Item 1A. Risk Factors
     There have been no material changes from the risk factors previously disclosed in Item 1A of our 2006 annual report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended March 31, 2007:
     Issuer Purchases of Equity Securities

	Number of	Average Price Paid
Period	Shares Purchased (1)	per Share (1)
January 1, 2007 through January 31, 2007	27,169	$35.20
February 1, 2007 through February 28, 2007	—	—
March 1, 2007 through March 31, 2007	476	$43.00

Total	27,645	$35.33

(1)	This column includes the following transactions during the three months ended March 31, 2007 (i) the deemed surrender to the Company of 476 shares of Common Stock to pay the exercise price in connection with the exercise of employee stock options and (ii) the surrender to the Company of 27,169 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit Number	Description

3.2	By-Laws of Trinity Industries, Inc. as amended March 5, 2007 (filed herewith).

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer (filed herewith).

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By /s/ WILLIAM A. MCWHIRTER II
Registrant

William A. McWhirter II
Senior Vice President and
Chief Financial Officer
May 3, 2007

INDEX TO EXHIBITS

Exhibit Number	Description

3.2	By-Laws of Trinity Industries, Inc. as amended March 5, 2007 (filed herewith).

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer (filed herewith).

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).