Form 10-Q
period 2007-06-30
TRINITY INDUSTRIES INC
filed 2007-08-02
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
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
          At July 27, 2007 there were 81,127,897 shares of the Registrant’s common stock outstanding.

TRINITY INDUSTRIES, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(unaudited)
	(in millions, except per share amounts)

Revenues	$892.6	$849.1	$1,721.1	$1,573.8
Operating costs:
Cost of revenues	723.9	690.9	1,389.6	1,289.6
Selling, engineering, and administrative expenses	57.6	49.9	111.7	100.3

	781.5	740.8	1,501.3	1,389.9

Operating profit	111.1	108.3	219.8	183.9

Other (income) expense:
Interest income	(2.6)	(2.6)	(6.3)	(3.6)
Interest expense	18.8	15.9	36.3	28.4
Other, net	(9.9)	(12.5)	(10.9)	(12.6)

	6.3	0.8	19.1	12.2

Income from continuing operations before income taxes	104.8	107.5	200.7	171.7

Provision for income taxes	35.8	43.2	72.6	68.9

Income from continuing operations	69.0	64.3	128.1	102.8

Discontinued operations:
Gain on sale of discontinued operations, net of provision for income taxes of $— , $13.8, $— , and $13.8	—	22.4	—	22.4

Loss from discontinued operations, net of benefit for income taxes of $(0.1), $(1.2), $(0.1), and $(2.7)	(0.3)	(0.9)	(0.3)	(2.4)

Net income	$68.7	$85.8	$127.8	$122.8

Net income per common share:
Basic:
Continuing operations	$0.87	$0.83	$1.63	$1.35
Discontinued operations	0.00	0.28	0.00	0.26

	$0.87	$1.11	$1.63	$1.61

Diluted:
Continuing operations	$0.85	$0.81	$1.59	$1.30
Discontinued operations	0.00	0.27	0.00	0.25

	$0.85	$1.08	$1.59	$1.55

Weighted average number of shares outstanding:
Basic	78.6	77.3	78.4	76.1
Diluted	80.4	79.3	80.3	79.1

Dividends declared per common share	$0.06	$0.05	$0.12	$0.09
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2007	2006
	(unaudited)	(as reported)
	(in millions)
Assets
Cash and cash equivalents	$228.1	$311.5
Receivables, net of allowance	299.5	252.5

Inventories:
Raw materials and supplies	320.1	316.5
Work in process	126.4	139.1
Finished goods	116.9	73.3

	563.4	528.9

Property, plant, and equipment, at cost	2,666.5	2,318.8
Less accumulated depreciation	(738.9)	(728.5)

	1,927.6	1,590.3

Goodwill	478.3	463.7

Assets held for sale and discontinued operations	3.7	10.8

Other assets	288.6	267.9

	$3,789.2	$3,425.6

Liabilities and Stockholders’ Equity

Accounts payable and accrued liabilities	$683.3	$655.8

Debt:
Recourse	728.7	772.4
Non-recourse	600.2	426.5

	1,328.9	1,198.9

Deferred income	44.7	42.9

Liabilities held for sale and discontinued operations	1.2	7.8

Other liabilities	168.9	116.7

	2,227.0	2,022.1

Stockholders’ equity:

Preferred stock — 1.5 shares authorized and unissued	—	—

Common stock — 200.0 shares authorized	81.3	80.0

Capital in excess of par value	528.4	484.3

Retained earnings	1,024.0	908.8

Accumulated other comprehensive loss	(62.5)	(69.2)

Treasury stock	(9.0)	(0.4)

	1,562.2	1,403.5

	$3,789.2	$3,425.6

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2007	2006
	(unaudited)
	(in millions)
Operating activities:
Net income	$127.8	$122.8
Adjustments to reconcile net income to net cash provided (required) by continuing operating activities:
(Loss) gain from discontinued operations, including gain on sale	0.3	(20.0)
Depreciation and amortization	56.0	40.5
Stock-based compensation expense	8.2	4.6
Excess tax benefits from stock-based compensation	(5.1)	(5.5)
Deferred income taxes	31.5	21.3
Gain on disposition of property, plant, equipment, and other assets	(14.1)	(12.3)
Other	(15.9)	(3.6)
Changes in assets and liabilities:
(Increase) decrease in receivables	(49.7)	(95.4)
(Increase) decrease in inventories	(32.9)	(108.1)
(Increase) decrease in other assets	(41.8)	(17.6)
Increase (decrease) in accounts payable and accrued liabilities	65.0	37.0
Increase (decrease) in other liabilities	15.8	6.3

Net cash provided (required) by operating activities — continuing operations	145.1	(30.0)
Net cash provided (required) by operating activities — discontinued operations	0.2	(12.9)

Net cash provided (required) by operating activities	145.3	(42.9)

Investing activities:
Proceeds from disposition of property, plant, equipment, and other assets — lease subsidiary	103.3	27.9
Proceeds from disposition of property, plant, equipment, and other assets — other	37.6	16.2
Capital expenditures — lease subsidiary	(383.1)	(238.1)
Capital expenditures — other	(93.1)	(57.6)
Payment for purchase of acquisitions, net of cash acquired	(30.5)	(2.3)

Net cash required by investing activities — continuing operations	(365.8)	(253.9)
Net cash provided (required) by investing activities — discontinued operations	—	54.4

Net cash required by investing activities	(365.8)	(199.5)

Financing activities:
Issuance of common stock, net	11.5	11.6
Excess tax benefits from stock-based compensation	5.1	5.5
Payments to retire debt	(78.3)	(398.7)
Proceeds from issuance of debt	208.3	919.9
Dividends paid to common shareholders	(9.5)	(7.0)
Dividends paid to preferred shareholders	—	(1.7)

Net cash provided by financing activities	137.1	529.6

Net (decrease) increase in cash and cash equivalents	(83.4)	287.2
Cash and cash equivalents at beginning of period	311.5	136.0

Cash and cash equivalents at end of period	$228.1	$423.2

     See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

			Capital
	Common Stock		in		Accumulated
	Shares		Excess		Other		Treasury	Total
	(200.0	$1.00 Par	of	Retained	Comprehensive	Treasury	Stock at	Stockholders’
	Authorized)	Value	Par Value	Earnings	Loss	Shares	Cost	Equity
(unaudited)
(in millions, except par value)

Balances at December 31, 2006	80.0	$80.0	$484.3	$908.8	$(69.2)	(0.0)	$(0.4)	$1,403.5
Cumulative effect of adopting FIN 48 (see Note 17)	—	—	—	(3.1)	—	—	—	(3.1)
Net income	—	—	—	127.8	—	—	—	127.8
Other comprehensive income:
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	6.7	—	—	6.7

Comprehensive net income								134.5
Cash dividends on common stock	—	—	—	(9.5)	—	—	—	(9.5)
Restricted shares issued	0.5	0.5	21.8	—	—	—	1.0	23.3
Shares retained for taxes on vested restricted stock	—	—	—	—	—	(0.1)	(4.5)	(4.5)
Stock options exercised	0.8	0.8	14.8	—	—	(0.1)	(4.3)	11.3
Income tax benefit from stock options exercised	—	—	6.4	—	—	—	—	6.4
Stock-based compensation expense	—	—	0.8	—	—	—	—	0.8
Other	—	—	0.3	—	—	—	(0.8)	(0.5)

Balances at June 30, 2007	81.3	$81.3	$528.4	$1,024.0	$(62.5)	(0.2)	$(9.0)	$1,562.2

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
     The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and subsidiaries (“Trinity”, “Company”, “we” or “our”). In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of June 30, 2007 and the results of operations for the three and six month periods ended June 30, 2007 and 2006, and cash flows for the six month periods ended June 30, 2007 and 2006, have been made in conformity with generally accepted accounting principles. Because of seasonal and other factors, the results of operations for the six month period ended June 30, 2007 may not be indicative of expected results of operations for the year ending December 31, 2007. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2006.
Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.
     The provisions of SFAS 159 and SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of the provisions of SFAS 159 and SFAS 157.
Reclassifications
     Certain prior year balances have been reclassified to conform to the 2007 presentation for discontinued operations.
Note 2. Acquisition and Divestitures
     In June 2006, we sold our weld pipe fittings business (“Fittings”). In August 2006, we also sold our European Rail business (“Europe”). Condensed results of operations relating to Fittings and Europe for the three and six month periods ended June 30, 2006 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006		2006
	(in millions)
	Fittings	Europe	Fittings	Europe

Revenues	$11.9	$34.2	$28.0	$54.2
Operating costs	10.5	37.2	23.5	62.2
Other expense	—	0.7	—	1.6

Income (loss) from discontinued operations before income taxes	1.4	(3.7)	4.5	(9.6)
Provision (benefit) for income taxes	0.5	(1.8)	1.7	(4.4)

Net income (loss) from discontinued operations	$0.9	$(1.9)	$2.8	$(5.2)

     In September 2006, we implemented a plan to divest our Brazilian operations. Total net assets of these operations as of June 30, 2007 were $2.5 million. For the three and six months ended June 30, 2007 and 2006, revenues and net income from these discontinued operations were insignificant.

     In May 2007, our subsidiary, Transit Mix Concrete & Materials Company (“Transit Mix”), sold a group of assets in Houston, Texas. Included in the sale were seven ready mix concrete facilities and an aggregates distribution yard. The revenues related to the ready mix concrete assets sold represented approximately $40.0 million per year. In connection with the sale, goodwill of $1.2 million was written-off. In June 2007, Transit Mix sold two ready mix facilities in the North Texas area. Total proceeds from the second quarter dispositions were $33.2 million with an after-tax gain of $7.5 million. These sales were both part of our Construction Products Group.
     In April 2007, Transit Mix acquired a combined group of East Texas asphalt, ready mix concrete, and aggregates businesses operating under the name Armor Materials. The businesses were owned by a common group of individuals and companies. The total acquisition cost was $30.5 million paid at closing, additional future cash consideration of $5.2 million to be paid during the next three to five years, and contingent payments not to exceed $6.0 million paid over a three year period. In connection with the acquisition, Transit Mix recorded goodwill of $15.9 million. Revenues for the acquired businesses are estimated to be approximately $55.0 million per year. The acquired group will be a part of our Construction Products Group.
Note 3. Segment Information
     The Company reports operating results in five principal business segments: (1) the Rail Group, which manufactures and sells railcars and component parts; (2) the Construction Products Group, which manufactures and sells highway products, concrete and aggregates, and girders and beams used in the construction of highway and railway bridges; (3) the Inland Barge Group, which manufactures and sells barges and related products for inland waterway services; (4) the Energy Equipment Group, which manufactures and sells products for energy related businesses, including tank heads, structural wind towers, and pressure and non-pressure containers for the storage and transportation of liquefied gases and other liquid and dry products; and (5) the Railcar Leasing and Management Services Group, which provides fleet management, maintenance, and leasing services. The category All Other includes our captive insurance and transportation companies, legal and environmental costs associated with non-operating facilities, other peripheral businesses, and the change in market valuation related to ineffective commodity hedges. Historical segment information has been retroactively adjusted to exclude the Fittings and Europe divestitures described in Note 2.
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
Three Months Ended June 30, 2007

				Operating
	Revenues			Profit
	External	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$312.0	$287.1	$599.1	$96.6
Construction Products Group	197.0	0.3	197.3	15.8
Inland Barge Group	120.5	—	120.5	6.6
Energy Equipment Group	96.5	2.8	99.3	11.7
Railcar Leasing and Management Services Group	162.5	—	162.5	39.5
All Other	4.1	12.8	16.9	0.6
Corporate	—	—	—	(9.7)
Eliminations — lease subsidiary	—	(283.0)	(283.0)	(50.3)
Eliminations — other	—	(20.0)	(20.0)	0.3

Consolidated Total	$892.6	$—	$892.6	$111.1

The following table shows revised segment information for the three month period ended June 30, 2006.
Three Months Ended June 30, 2006

				Operating
	Revenues			Profit
	External	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$416.2	$120.8	$537.0	$62.9
Construction Products Group	188.6	0.1	188.7	20.1
Inland Barge Group	90.0	—	90.0	10.5
Energy Equipment Group	81.2	2.1	83.3	12.0
Railcar Leasing and Management Services Group	71.8	—	71.8	24.2
All Other	1.3	11.8	13.1	(0.5)
Corporate	—	—	—	(8.7)
Eliminations — lease subsidiary	—	(119.4)	(119.4)	(12.2)
Eliminations — other	—	(15.4)	(15.4)	—

Consolidated Total	$849.1	$—	$849.1	$108.3

Six Months Ended June 30, 2007

				Operating
	Revenues			Profit
	External	Intersegment	Total	(Loss)
		(in millions)
Rail Group	$706.3	$461.5	$1,167.8	$174.7
Construction Products Group	360.1	0.4	360.5	25.9
Inland Barge Group	229.2	—	229.2	24.0
Energy Equipment Group	185.4	5.3	190.7	21.8
Railcar Leasing and Management Services Group	233.4	—	233.4	67.3
All Other	6.7	25.8	32.5	1.9
Corporate	—	—	—	(19.7)
Eliminations — lease subsidiary	—	(455.5)	(455.5)	(78.5)
Eliminations — other	—	(37.5)	(37.5)	2.4

Consolidated Total	$1,721.1	$—	$1,721.1	$219.8

The following table shows revised segment information for the six month period ended June 30, 2006.
Six Months Ended June 30, 2006

				Operating
	Revenues			Profit
	External	Intersegment	Total	(Loss)
		(in millions)
Rail Group	$787.6	$269.3	$1,056.9	$124.9
Construction Products Group	336.6	0.6	337.2	29.6
Inland Barge Group	172.0	—	172.0	17.1
Energy Equipment Group	146.8	4.5	151.3	23.1
Railcar Leasing and Management Services Group	128.1	—	128.1	41.8
All Other	2.7	21.8	24.5	(3.4)
Corporate	—	—	—	(18.5)
Eliminations — lease subsidiary	—	(267.5)	(267.5)	(30.7)
Eliminations — other	—	(28.7)	(28.7)	—

Consolidated Total	$1,573.8	$—	$1,573.8	$183.9

Note 4. Railcar Leasing and Management Services Group
     The Railcar Leasing and Management Services Group (“Leasing Group”) provides fleet management, maintenance, and leasing services. Selected combined financial information for the Leasing Group is as follows:

	June 30, 2007	December 31, 2006
		(as reported)
	(in millions)
Balance Sheet
Cash	$16.1	$13.0
Leasing equipment
Machinery and other	35.1	35.1
Equipment on lease	1,871.1	1,511.5

	1,906.2	1,546.6
Accumulated depreciation	(188.7)	(163.9)

	1,717.5	1,382.7

Restricted assets	101.7	111.6
Debt:
Recourse	75.7	119.1
Non-recourse	600.2	426.5

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Statement of Operations
Revenues	$162.5	$71.8	$233.4	$128.1
Operating profit	39.5	24.2	67.3	41.8
     Interest expense, which is not a component of operating profit, was $10.4 million and $19.6 million for the three and six months ended June 30, 2007, respectively, and $8.7 million and $15.3 million, respectively, for the same periods last year. Rent expense, which is a component of operating profit, was $11.3 million and $22.6 million for the three and six months ended June 30, 2007, respectively, and $11.2 million and $22.7 million, respectively, for the same periods last year.
     Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured by Trinity’s rail subsidiaries and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Leasing Group primarily enters into operating leases. Future minimum rental revenues on leases in each year are as follows:

	Remaining
	six months
	of 2007	2008	2009	2010	2011	Thereafter	Total
	(in millions)

Future Minimum Rental Revenues on Leases	$115.4	$213.6	$193.8	$170.8	$137.0	$474.0	$1,304.6
     The Leasing Group completed a series of financing transactions whereby railcars were sold to one or more separate independent owner trusts (“Trusts”). See Note 4 of the December 31, 2006 Consolidated Financial Statements filed on Form 10-K for a detail explanation of these financing transactions. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future minimum rental revenues related to these leases due to the Leasing Group are as follows:

	Remaining
	six months
	of 2007	2008	2009	2010	2011	Thereafter	Total
	(in millions)
Future Operating Lease Obligations of Trusts’ Cars	$24.3	$48.5	$47.6	$40.7	$41.7	$566.0	$768.8
Future Minimum Rental Revenues of Trusts’ Cars	$35.3	$64.5	$53.3	$42.3	$32.6	$126.4	$354.4

     The Leasing Group’s debt consists of both recourse and non-recourse debt. See Note 10 for maturities of debt. Equipment with a net book value of $906.1 million is pledged as collateral for Leasing Group debt. Equipment with a net book value of $108.6 million is pledged as collateral against lease obligations.
Note 5. Equity Investment
     In June 2007, Trinity purchased 20% of the equity in newly-formed TRIP Rail Holdings LLC (“TRIP Holdings”) for $8.1 million which represents the initial funding requirement. TRIP Holdings will provide railcar leasing and management services in North America. Trinity also paid $13.8 million in structuring and placement fees that will be expensed on a pro rata basis as railcars are purchased by a wholly-owned subsidiary of TRIP Holdings, TRIP Rail Leasing LLC (“TRIP Leasing”). TRIP Holding’s remaining equity is held by five private investors not related to Trinity or our subsidiaries. Trinity’s remaining equity commitment to TRIP Holdings is $40.9 million. As part of the transaction, TRIP Leasing plans to purchase approximately $1.4 billion in railcars from Trinity’s Rail Group and Trinity Industries Leasing Company (“TILC”), a wholly-owned subsidiary of Trinity, during the next 24 months. Purchases of railcars by TRIP Leasing will be funded by capital contributions from TRIP Holdings and third party debt. The Company has no obligation to guarantee performance under the debt agreement, guarantee any residual values, shield any parties from losses, or guarantee minimum yields.
     TILC serves as manager of TRIP Holdings and has the authority to bind TRIP Holdings and perform all acts necessary to conduct the business of TRIP Holdings. For its services as manager, TILC will receive a monthly administrative fee and a potential performance fee. Additionally, a disposition fee will be earned by TILC if, no more than twelve months prior to a liquidity event, TILC shall cease to be the manager for any reason. The manager may be removed without cause as a result of a majority vote of the non-Trinity equity members. TILC will also serve as servicer under an agreement between TRIP Leasing and TILC, providing remarketing and management services. For its services as servicer, TILC will receive: 1) a monthly servicing fee, 2) a broker fee on the purchase of equipment by TRIP Leasing and 3) a sales fee on the sale of equipment by TRIP Leasing to an unaffiliated third party. The servicer may be terminated upon the occurrence and during the continuation of a servicer replacement event by a vote of the lenders with credit exposure in the aggregate exceeding 66 2/3%.
     Based on the provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interests Entities (“FIN 46R”), TRIP Holdings does not qualify as a variable interest entity. The equity method of accounting will be used to account for our investment in TRIP Holdings. Profit on equipment sales to TRIP Leasing will be recognized at the time of sale to the extent of the non-Trinity interests in TRIP Leasing. The deferred profit on the sale of equipment to TRIP Leasing pertaining to TILC’s interest in TRIP Holdings will be amortized over the depreciable life of the related equipment. All other fee income to TILC earned from services provided to TRIP Holdings will be recognized by TILC to the extent of the non-Trinity interests in TRIP Holdings and will be classified as equity in earnings.
     In June 2007, TRIP Leasing purchased $93.7 million of railcars from TILC resulting in a gain of $14.4 million, of which $3.0 million was deferred based on our 20% equity interest. Fees for the same period were insignificant. The purchase was financed with borrowings by TRIP Leasing of $79.6 million and the remainder with capital contributions from TRIP Holdings.
Note 6. Derivative Instruments
     The Company uses interest rate swaps to fix the LIBOR component of outstanding debt. These swaps are accounted for as cash flow hedges under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. As of June 30, 2007, Trinity had a $15.0 million interest rate swap outstanding. The amounts recorded for this instrument as of June 30, 2007 in the consolidated balance sheet and in Accumulated Other Comprehensive Loss (“AOCL”) were insignificant. The effect on the consolidated statement of operations for the three and six month periods ended June 30, 2007 was income of $0.2 million and $0.4 million, respectively, and was income of $0.3 million and $0.6 million, respectively, for the same periods last year.
     In anticipation of a future debt issuance, we entered into interest rate swap transactions during 2005 and 2006. These instruments, with a notional amount of $200 million, fixed the interest rate on a portion of a future debt issuance associated with a 2006 railcar leasing transaction and settled at maturity in the first quarter of 2006. The weighted average fixed interest rate under these instruments was 4.87%. These interest rate swaps were accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million recorded in AOCL through the date the related debt issuance closed in May 2006. The balance is being amortized over the term of the related debt. As of the six months ended June 30,

2007, the balance remaining in AOCL was $4.0 million. The effect of the amortization on the consolidated statement of operations for the three and six month periods ended June 30, 2007 was income of $0.1 million and $0.2 million, respectively. The effect of the amortization on the consolidated statement of operations for the three and six month periods ended June 30, 2006 was not significant.
     In addition, in anticipation of a future debt issuance, we entered into interest rate swap transactions during the fourth quarter of 2006 and the first six months of 2007. These instruments, with a notional amount of $285 million, hedge the interest rate on a future debt issuance associated with an anticipated secured borrowing facility in 2007 and will expire in the fourth quarter of 2007. The weighted average fixed interest rate under these instruments is 5.15%. These interest rate swaps are being accounted for as cash flow hedges with changes in the fair value of the instruments of $11.4 million of income recorded in AOCL.
     We continue a program to mitigate the impact of fluctuations in the price of our natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit and overall profitability from adverse price changes by entering into derivative instruments. The majority of these instruments do not qualify for hedge accounting treatment and changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet for these instruments was an asset of $0.2 million as of June 30, 2007 with $0.2 million of expense in AOCL. The effect on the consolidated statement of operations for the three and six month periods ended June 30, 2007 was income of $0.1 million and $1.0 million, respectively, and for the three and six month periods ended June 30, 2006 was an expense of $0.1 million and $1.4 million, respectively.
Note 7. Property, Plant, and Equipment
     The following table summarizes the components of property, plant, and equipment as of June 30, 2007 and December 31, 2006.

	June 30,	December 31,
	2007	2006
		(as reported)
	(in millions)
Corporate/Manufacturing:
Land	$36.1	$35.8
Buildings and improvements	320.0	329.2
Machinery and other	546.6	538.6
Construction in progress	90.6	39.5

	993.3	943.1
Less accumulated depreciation	(550.2)	(564.6)

	443.1	378.5
Leasing:
Machinery and other	35.1	35.1
Equipment on lease	1,871.1	1,511.5

	1,906.2	1,546.6
Less accumulated depreciation	(188.7)	(163.9)

	1,717.5	1,382.7

Deferred profit on railcars sold to the Leasing Group	(233.0)	(170.9)

	$1,927.6	$1,590.3

Note 8. Goodwill
     The following table summarizes the components of goodwill as of June 30, 2007 and December 31, 2006.

	June 30,	December 31,
	2007	2006
		(as reported)
	(in millions)
Rail	$447.5	$447.5
Construction Products	24.7	10.1
Energy Equipment	4.3	4.3
Railcar Leasing and Management Services	1.8	1.8

	$478.3	$463.7

Note 9. Warranties
     The Company provides for the estimated cost of product warranties at the time revenue is recognized and assesses the adequacy of the resulting reserves on a quarterly basis. The change in the accruals for warranties for the three and six month periods ended June 30, 2007 and 2006 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Beginning balance	$28.5	$33.2	$28.6	$36.8
Warranty costs incurred	(3.8)	(3.6)	(6.4)	(10.3)
Product warranty accrual	1.5	2.9	4.0	5.8
Currency translation	—	0.7	—	0.9
Discontinued operations	—	(0.3)	—	(0.3)

Ending balance	$26.2	$32.9	$26.2	$32.9

     The warranty balance as of June 30, 2007 includes certain amounts that we believe to be sufficient to cover remaining obligations related to the divestiture of Trinity’s European Rail operations.
Note 10. Debt
     The following table summarizes the components of debt as of June 30, 2007 and December 31, 2006.

	June 30,	December 31,
	2007	2006
		(as reported)
	(in millions)
Corporate/Manufacturing — Recourse:
Revolving commitment	$—	$—
Convertible subordinated notes	450.0	450.0
Senior notes	201.5	201.5
Other	1.5	1.8

	653.0	653.3
Leasing — Recourse:
Equipment trust certificates	75.7	119.1

	728.7	772.4

Leasing — Non-recourse:
Secured railcar equipment notes	341.1	347.5
Warehouse facility	259.1	79.0

	600.2	426.5

Total debt	$1,328.9	$1,198.9

     Trinity’s $350 million revolving credit facility matures April 2011. The agreement requires maintenance of ratios related to interest coverage for Trinity’s leasing and manufacturing operations, leverage, and minimum net worth. In June 2007, Trinity amended the revolving credit facility to increase the permitted leverage ratio and add a senior leverage ratio, as well as other minor modifications. At June 30, 2007, there were no borrowings under the revolving credit facility. After $113.5 million was considered for letters of credit, $236.5 million was available under the revolving credit facility.
     TILC’s $375 million non-recourse warehouse facility, established to finance railcars owned by TILC, had $259.1 million outstanding as of June 30, 2007. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in rate of 6.19% at June 30, 2007. At June 30, 2007, $115.9 million was available under this facility.
     Terms and conditions of other debt are described in our 2006 Annual Report on Form 10-K.

     The remaining principal payments under existing debt agreements as of June 30, 2007 are as follows:

	Remaining
	six months
	of 2007	2008	2009	2010	2011	Thereafter
			(in millions)
Recourse:
Corporate/Manufacturing	$1.0	$0.5	$—	$—	$—	$651.5
Leasing — equipment trust certificates (Note 4)	—	14.2	61.5	—	—	—

Non-recourse:
Leasing —secured railcar equipment notes (Note 4)	7.0	14.2	15.3	16.4	14.9	273.3

Leasing —warehouse facility (Note 4)	3.9	7.7	5.2	161.6	80.7	—

Total principal payments	$11.9	$36.6	$82.0	$178.0	$95.6	$924.8

Note 11. Other, Net
     Other, net consists of other (income) expense of the following items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Gain on disposition of property, plant, and equipment	$(12.4)	$(12.0)	$(14.1)	$(12.2)
Foreign currency exchange transactions	(2.3)	(0.6)	(1.6)	(0.2)
Write-down of equity investment	5.4	—	5.4	—
Loss on equity investments	0.3	0.2	0.4	0.1
Other	(0.9)	(0.1)	(1.0)	(0.3)

Other, net	$(9.9)	$(12.5)	$(10.9)	$(12.6)

Note 12. Employee Retirement Plans
     The following table summarizes the components of net periodic pension cost for the Company:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Service cost	$2.9	$3.0	$5.7	$6.1
Interest	4.9	4.6	9.8	9.1
Expected return on assets	(4.4)	(4.6)	(8.8)	(9.1)
Amortization and deferral	1.0	1.1	2.1	2.1
Profit sharing	1.7	1.5	3.3	2.8

Net expenses	$6.1	$5.6	$12.1	$11.0

     Trinity contributed $4.0 million and $6.4 million to the Company’s defined benefit pension plans for the three and six month periods ended June 30, 2007, respectively. Trinity contributed $3.3 million and $4.8 million to the Company’s defined benefit pension plans for the three and six month periods ended June 30, 2006, respectively. Total contributions to our pension plans in 2007 are expected to be approximately $14.9 million.

Note 13. Accumulated Other Comprehensive Loss
     Comprehensive net income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Net income	$68.7	$85.8	$127.8	$122.8
Other comprehensive income:
Change in currency translation adjustment, net of tax expense (benefit) of $— , $(2.0), $— , and $(3.2)	—	3.3	—	6.3
Change in unrealized gain on derivative financial instruments, net of tax expense of $(3.8), $— , $(4.1), and $(1.3)	6.3	(0.1)	6.7	2.0

Comprehensive net income	$75.0	$89.0	$134.5	$131.1

     The components of accumulated other comprehensive loss are as follows:

	June 30,	December 31,
	2007	2006
		(as reported)
	(in millions)
Currency translation adjustments	$(17.5)	$(17.5)
Unrealized gain on derivative financial instruments	9.5	2.8
Funded status of pension plans	(54.5)	(54.5)

	$(62.5)	$(69.2)

Note 14. Stock-Based Compensation
     On January 1, 2006, we adopted SFAS No. 123R Share-Based Payment which requires companies to recognize in their financial statements the cost of employee services received in exchange for awards of equity instruments. These costs are based on the grant date fair-value of those awards. Stock-based compensation includes compensation expense, recognized over the applicable vesting periods, for both new share-based awards and share-based awards granted prior to, but not yet vested, as of January 1, 2006. Stock-based compensation totaled approximately $4.3 million and $8.2 million for the three and six months ended June 30, 2007, respectively. Stock-based compensation totaled approximately $2.6 million and $4.6 million for the three and six months ended June 30, 2006, respectively.
Note 15. Net Income Per Common Share
     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Except when the effect would be anti-dilutive, the calculation of diluted net income per common share includes the impact of shares that could be issued under outstanding stock options. Anti-dilutive stock options for the three and six months ended June 30, 2007 were not material. The number of anti-dilutive stock options for the three and six months ended June 30, 2006 was equivalent to 0.2 million and 0.1 million shares, respectively.

     The computation of basic and diluted net income applicable to common stockholders is as follows:

	Three Months Ended			Three Months Ended
	June 30, 2007			June 30, 2006
	(in millions except per share amounts)
		Average			Average
	Income	Shares	EPS	Income	Shares	EPS

Income from continuing operations — basic	$69.0	78.6	$0.87	$64.3	77.3	$0.83

Effect of dilutive securities:
Stock options	—	1.8		—	2.0

Income from continuing operations — diluted	$69.0	80.4	$0.85	$64.3	79.3	$0.81

(Loss) income from discontinued operations, net of taxes — basic	$(0.3)	78.6	$0.00	$21.5	77.3	$0.28

Effect of dilutive securities:
Stock options	—	1.8		—	2.0

(Loss) income from discontinued operations, net of taxes — diluted	$(0.3)	80.4	$0.00	$21.5	79.3	$0.27

	Six Months Ended			Six Months Ended
	June 30, 2007			June 30, 2006
	(in millions except per share amounts)
		Average			Average
	Income	Shares	EPS	Income	Shares	EPS

Income from continuing operations — basic	$128.1	78.4	$1.63	$102.8	76.1	$1.35

Effect of dilutive securities:
Stock options	—	1.9		—	2.0
Series B preferred stock	—	—		—	1.0

Income from continuing operations — diluted	$128.1	80.3	$1.59	$102.8	79.1	$1.30

(Loss) income from discontinued operations, net of taxes — basic	$(0.3)	78.4	$0.00	$20.0	76.1	$0.26

Effect of dilutive securities:
Stock options	—	1.9		—	2.0
Series B preferred stock	—	—		—	1.0

(Loss) income from discontinued operations, net of taxes — diluted	$(0.3)	80.3	$0.00	$20.0	79.1	$0.25

Note 16. Contingencies
     Barge Litigation
     The Company and its wholly owned subsidiary, Trinity Marine Products, Inc. (“TMP”), and certain material suppliers and others, are co-defendants in a lawsuit filed by Waxler Transportation, Inc. (the “Waxler Case”). The plaintiff has petitioned the court for certification of a class which, if certified, could significantly increase the total number of barges at issue. The current class representative owns four tank barges on which allegedly defective coatings were applied. These four barges were sold at an approximate average price of $1.4 million. Legal counsel for the Company and TMP have each advised that factual disputes exist regarding the legal merits of class certification. Discovery is underway in the case but no date has been set for a class certification hearing or trial. Independent experts investigating the claims for the Company and TMP have opined that the plaintiff’s assertion the coating applied to the barges is a food source for microbiologically influenced corrosion is without merit. While the Company and TMP have continued to vigorously defend the Waxler Case, in order to avoid the commitment of management and executive time and the legal, expert and transactional costs associated with litigating the claims alleged, the Company and TMP have reached an agreement in principal with the class representative and their counsel to resolve the litigation. Various terms and conditions of the settlement remain to be negotiated and finalized. We have reserved an additional $15.0 million for the three months ended June 30, 2007, bringing the total reserve to $18.0 million to cover our probable and estimable liabilities assuming this settlement negotiation will result in an agreement that is approved by the court for implementation. If the preliminary class settlement agreement does not ultimately become effective, the Company and TMP will continue to vigorously defend all claims alleged in the litigation.
     Other Litigation
     Transit Mix is named as a defendant in a case involving the death of an employee of an independent contractor who was working at a Transit Mix facility. Following a jury verdict in favor of the plaintiff, the presiding judge entered a final judgment that, together with fees, costs, and judgment interest, totaled $47.6 million. This case was appealed by Transit Mix and its insurers. In October 2006, the original trial court judgment was reversed and a take-nothing judgment was rendered by the Eleventh Court of Appeals, State of Texas. Plaintiffs filed a motion for rehearing in such court, which was denied. On March 22, 2007, Plaintiffs filed their Petition for Review with the Texas Supreme Court. Transit Mix filed its Response to Plaintiff’s Petition for Review on July 13, 2007.
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
     We are involved in various proceedings relating to environmental matters. We have reserved $12.8 million to cover our probable and estimable liabilities with respect to investigation, assessment, and remedial response to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of future remedial response costs are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future environmental litigation or other proceedings or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company.
Note 17. Accounting for Uncertainty in Income Taxes
     In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“SFAS 109”). This interpretation, which became effective for fiscal years beginning after December 15, 2006, introduces a new approach that significantly changes how enterprises recognize and measure tax benefits associated with tax positions and how enterprises disclose uncertainties related to income tax positions in their financial statements.
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
     On January 1, 2007, we adopted the provisions of FIN 48. As a result, we recorded a $3.1 million charge to the January 1, 2007 balance of retained earnings. This amount is inclusive of penalties and interest, net of deferred tax assets that were recorded against uncertain tax positions related to state income taxes and federal and state interest expense that was accrued.
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
     The change in unrecognized tax benefits for the six months ended June 30, 2007 is as follows (in millions):

Balance at January 1, 2007	$32.0
Additions for tax positions of prior years	1.1
Reductions for tax positions of prior years	(0.4)
Settlements	(0.5)

Balance at June 30, 2007	$32.2

     The total amount of unrecognized tax benefits at January 1, 2007, that would affect the Company’s effective tax rate if recognized was determined to be $9.0 million. There is a reasonable possibility that unrecognized federal and state tax benefits will decrease significantly by June 30, 2008 due to a lapse in the statute of limitations for assessing tax. Further, there is a reasonable possibility that the unrecognized tax benefits related to federal and state tax positions will decrease significantly by June 30, 2008 due to settlements with taxing authorities. Amounts expected to settle or lapse in the statute of limitations by June 30, 2008 are $15.9 million.
     Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of January 1, 2007 is $5.8 million. Income tax expense for the three and six months ended June 30, 2007 includes $2.0 million and $2.4 million, respectively, in interest expense and penalties related to uncertain tax positions.
     We are currently under Internal Revenue Service (“IRS”) examination for the tax years ended 1998 through 2002 and 2004 through 2005, thus our statute remains open from the year ended March 31, 1998, forward. We expect the 1998 through 2002 examination to be completed within the next twelve months and expect the 2004 through 2005 examination to be completed within the next eighteen to twenty-four months. In addition, statutes of limitations governing the right of Mexico’s tax authorities to audit the tax returns of our Mexican operations remain open for the 2002 tax year forward. Our various European subsidiaries, including the subsidiaries that were sold during 2006, are impacted by various statutes of limitations which are generally open from 2001 forward. An exception to this is our Romanian operations, which have been audited through 2004. Generally, states’ statutes in the United States are open from 2002 forward.
Note 18. Financial Statements for Guarantors of the Senior Notes
     The Company’s Senior Notes were issued by Trinity Industries, Inc. (“Parent”). The Senior Notes are fully and unconditionally and jointly and severally guaranteed by certain of Trinity’s wholly owned subsidiaries: Transit Mix Concrete & Materials Company, Trinity Industries Leasing Company, Trinity Marine Products, Inc., Trinity Rail Group, LLC, Trinity North American Freight Car, Inc., Trinity Tank Car, Inc., and Trinity Parts & Components, LLC. No other subsidiaries guarantee the Senior Notes. As of June 30, 2007, assets held by the non-guarantor subsidiaries include $101.7 million of restricted assets that are not available for distribution to the Parent, $776.6 million of assets securing certain debt and $108.6 million of assets securing certain lease obligations held by the non-guarantor subsidiaries, and $247.3 million of assets located in foreign locations.
Statement of Operations
For the Three Months Ended June 30, 2007

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$7.6	$600.5	$473.8	$(189.3)	$892.6
Cost of revenues	57.4	460.6	395.2	(189.3)	723.9
Selling, engineering, and administrative expenses	9.4	28.3	19.9	—	57.6

	66.8	488.9	415.1	(189.3)	781.5

Operating profit (loss)	(59.2)	111.6	58.7	—	111.1
Other (income) expense	(110.3)	6.5	16.8	93.3	6.3

Income from continuing operations before income taxes	51.1	105.1	41.9	(93.3)	104.8
Provision (benefit) for income taxes	(17.6)	40.1	13.3	—	35.8

Income from continuing operations	68.7	65.0	28.6	(93.3)	69.0
Loss from discontinued operations, net of benefit for income taxes of $(0.1)	—	—	(0.3)	—	(0.3)

Net income	$68.7	$65.0	$28.3	$(93.3)	$68.7

Statement of Operations
For the Six Months Ended June 30, 2007

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$53.0	$1,159.5	$812.1	$(303.5)	$1,721.1
Cost of revenues	122.8	903.9	666.4	(303.5)	1,389.6
Selling, engineering, and administrative expenses	20.5	54.8	36.4	—	111.7

	143.3	958.7	702.8	(303.5)	1,501.3

Operating profit (loss)	(90.3)	200.8	109.3	—	219.8
Other (income) expense	(192.3)	22.8	28.1	160.5	19.1

Income from continuing operations before income taxes	102.0	178.0	81.2	(160.5)	200.7
Provision (benefit) for income taxes	(25.8)	70.0	28.4	—	72.6

Income from continuing operations	127.8	108.0	52.8	(160.5)	128.1
Loss from discontinued operations, net of provision for income taxes of $(0.1)	—	—	(0.3)	—	(0.3)

Net income	$127.8	$108.0	$52.5	$(160.5)	$127.8

Statement of Operations
For the Three Months Ended June 30, 2006

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$135.5	$523.8	$283.1	$(93.3)	$849.1
Cost of revenues	127.0	439.4	217.8	(93.3)	690.9
Selling, engineering and administrative expenses	16.3	24.2	9.4	—	49.9

	143.3	463.6	227.2	(93.3)	740.8

Operating profit (loss)	(7.8)	60.2	55.9	—	108.3
Other (income) expense	(79.8)	10.9	1.9	67.8	0.8

Income from continuing operations before income taxes	72.0	49.3	54.0	(67.8)	107.5
Provision for income taxes	8.6	21.4	13.2	—	43.2

Income from continuing operations	63.4	27.9	40.8	(67.8)	64.3
Gain on sale of discontinued operations, net of provision for income taxes of $13.8	22.4	—	—	—	22.4
Loss from discontinued operations, net of benefit for income taxes of $1.2	—	—	(0.9)	—	(0.9)

Net income	$85.8	$27.9	$39.9	$(67.8)	$85.8

Statement of Operations
For the Six Months Ended June 30, 2006

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$245.0	$995.3	$546.7	$(213.2)	$1,573.8
Cost of revenues	238.8	835.2	428.8	(213.2)	1,289.6
Selling, engineering and administrative expenses	34.7	46.7	18.9	—	100.3

	273.5	881.9	447.7	(213.2)	1,389.9

Operating profit (loss)	(28.5)	113.4	99.0	—	183.9
Other (income) expense	(128.1)	9.6	5.5	125.2	12.2

Income from continuing operations before income taxes	99.6	103.8	93.5	(125.2)	171.7
Provision (benefit) for income taxes	(0.8)	44.8	24.9	—	68.9

Income from continuing operations	100.4	59.0	68.6	(125.2)	102.8
Gain on sale of discontinued operations, net of provision for income taxes of $13.8	22.4	—	—	—	22.4
Loss from discontinued operations, net of benefit for income taxes of $2.7	—	—	(2.4)	—	(2.4)

Net income	$122.8	$59.0	$66.2	$(125.2)	$122.8

Balance Sheet
June 30, 2007

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$200.1	$0.1	$27.9	$—	$228.1
Receivables, net of allowance	17.9	148.4	133.2	—	299.5
Inventory	2.0	356.9	204.5	—	563.4
Property, plant, and equipment, net	22.4	752.9	1,152.3	—	1,927.6
Investments in subsidiaries/intercompany receivable (payable), net	2,101.7	(534.4)	(55.3)	(1,512.0)	—
Goodwill and other assets	241.3	427.7	231.9	(130.3)	770.6

	$2,585.4	$1,151.6	$1,694.5	$(1,642.3)	$3,789.2

Liabilities:
Accounts payable and accrued liabilities	$279.2	$258.8	$173.6	$(28.3)	$683.3
Debt	652.1	76.6	600.2	—	1,328.9
Deferred income	19.0	2.7	23.0	—	44.7
Other liabilities	72.9	197.3	1.9	(102.0)	170.1

Total stockholders’ equity	1,562.2	616.2	895.8	(1,512.0)	1,562.2

	$2,585.4	$1,151.6	$1,694.5	$(1,642.3)	$3,789.2

Balance Sheet
December 31, 2006
(as reported)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$283.1	$0.2	$28.2	$—	$311.5
Receivables, net of allowance	58.6	124.0	69.9	—	252.5
Inventory	68.2	292.7	168.0	—	528.9
Property, plant, and equipment, net	45.8	687.7	856.8	—	1,590.3
Investments in subsidiaries/ intercompany receivable (payable), net	1,674.4	(432.0)	109.1	(1,351.5)	—

Goodwill and other assets	188.1	432.0	221.7	(99.4)	742.4

	$2,318.2	$1,104.6	$1,453.7	$(1,450.9)	$3,425.6

Liabilities:
Accounts payable and accrued liabilities	$228.2	$274.7	$152.9	$—	$655.8
Debt	651.5	120.9	426.5	—	1,198.9
Deferred income	17.2	3.5	22.2	—	42.9
Other liabilities	17.8	197.3	8.8	(99.4)	124.5

Total stockholders’ equity	1,403.5	508.2	843.3	(1,351.5)	1,403.5

	$2,318.2	$1,104.6	$1,453.7	$(1,450.9)	$3,425.6

Statement of Cash Flows
For the Six Months Ended June 30, 2007

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions

Net cash (required) provided by operating activities	$(90.1)	$81.3	$154.1	$—	$145.3
Net cash provided (required) by investing activities	(0.6)	(37.1)	(328.1)	—	(365.8)
Net cash provided (required) by financing activities	7.7	(44.3)	173.7	—	137.1

Net increase (decrease) in cash and cash equivalents	(83.0)	(0.1)	(0.3)	—	(83.4)
Cash and equivalents at beginning of period	283.1	0.2	28.2	—	311.5

Cash and equivalents at end of period	$200.1	$0.1	$27.9	$—	$228.1

Statement of Cash Flows
For the Six Months Ended June 30, 2006

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash (required) provided by operating activities	$(144.3)	$38.6	$62.8	$—	$(42.9)
Net cash provided (required) by investing activities	45.3	(14.8)	(230.0)	—	(199.5)
Net cash provided (required) by financing activities	360.3	(9.8)	179.1	—	529.6

Net increase (decrease) in cash and cash equivalents	261.3	14.0	11.9	—	287.2
Cash and equivalents at beginning of period	110.8	0.3	24.9	—	136.0

Cash and equivalents at end of period	$372.1	$14.3	$36.8	$—	$423.2

Note 19. Subsequent Event
     Subsequent to June 30, 2007, our subsidiary, Trinity Highway Products, LLC, acquired companies operating under the names of Central Fabricators, Inc. and Central Galvanizing, Inc. The total acquisition cost is $15.5 million paid at closing, 325,800 shares of Trinity common stock, and additional future cash consideration of $5.5 million to be paid over the next five years. The final acquisition cost is subject to final adjustments in accordance with the purchase agreement. Revenues for the acquired businesses are estimated to be approximately $26.0 million per year. The acquired companies will be a part of our Construction Products Group.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     In May 2007, our subsidiary, Transit Mix Concrete & Materials Company (“Transit Mix”), sold a group of assets in Houston, Texas. Included in the sale were seven ready mix concrete facilities and an aggregates distribution yard. The revenues related to the ready mix concrete assets sold represented approximately $40.0 million per year. In connection with the sale, goodwill of $1.2 million was written-off. In June 2007, Transit Mix sold two ready mix facilities in the North Texas area. Total proceeds from the second quarter dispositions were $33.2 million with an after-tax gain of $7.5 million. These sales were both part of our Construction Products Group.
     In April 2007, Transit Mix acquired a combined group of East Texas asphalt, ready mix concrete, and aggregates businesses operating under the name Armor Materials. The businesses were owned by a common group of individuals and companies. The total acquisition cost was $30.5 million paid at closing, additional future cash consideration of $5.2 million to be paid during the next three to five years, and contingent payments not to exceed $6.0 million paid over a three year period. In connection with the acquisition, Transit Mix recorded goodwill of $15.9 million. Revenues for the acquired businesses are estimated to be approximately $55.0 million per year. The acquired group will be a part of our Construction Products Group.
     In June 2007, Trinity purchased 20% of the equity in newly-formed TRIP Rail Holdings LLC (“TRIP Holdings”) for $8.1 million which represents the initial funding requirement. TRIP Holdings will provide railcar leasing and management services in North America. Trinity also paid $13.8 million in structuring and placement fees that will be expensed on a pro rata basis as railcars are purchased by a wholly-owned subsidiary of TRIP Holdings, TRIP Rail Leasing LLC (“TRIP Leasing”). TRIP Holding’s remaining equity is held by five private investors not related to Trinity or our subsidiaries. Trinity’s remaining equity commitment to TRIP Holdings is $40.9 million. As part of the transaction, TRIP Leasing plans to purchase approximately $1.4 billion in railcars from Trinity’s Rail Group and Trinity Industries Leasing Company (“TILC”), a wholly-owned subsidiary of Trinity, during the next 24 months. Purchases of railcars by TRIP Leasing will be funded by capital contributions from TRIP Holdings and third party debt. The Company has no obligation to guarantee performance under the debt agreement, guarantee any residual values, shield any parties from losses, or guarantee minimum yields. See Note 5 to the Consolidated Financial Statements.
     The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes thereto appearing elsewhere in this document.
Overall Summary for Continuing Operations
     Revenues

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
			($ in millions)
Rail Group	$312.0	$287.1	$599.1	$416.2	$120.8	$537.0	11.6%
Construction Products Group	197.0	0.3	197.3	188.6	0.1	188.7	4.6
Inland Barge Group	120.5	—	120.5	90.0	—	90.0	33.9
Energy Equipment Group	96.5	2.8	99.3	81.2	2.1	83.3	19.2
Railcar Leasing and Management Services Group	162.5	—	162.5	71.8	—	71.8	126.3
All Other	4.1	12.8	16.9	1.3	11.8	13.1	29.0
Eliminations — lease subsidiary	—	(283.0)	(283.0)	—	(119.4)	(119.4)
Eliminations — other	—	(20.0)	(20.0)	—	(15.4)	(15.4)

Consolidated Total	$892.6	$—	$892.6	$849.1	$—	$849.1	5.1

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
			($ in millions)
Rail Group	$706.3	$461.5	$1,167.8	$787.6	$269.3	$1,056.9	10.5%
Construction Products Group	360.1	0.4	360.5	336.6	0.6	337.2	6.9
Inland Barge Group	229.2	—	229.2	172.0	—	172.0	33.3
Energy Equipment Group	185.4	5.3	190.7	146.8	4.5	151.3	26.0
Railcar Leasing and Management Services Group	233.4	—	233.4	128.1	—	128.1	82.2
All Other	6.7	25.8	32.5	2.7	21.8	24.5	32.7
Eliminations — lease subsidiary	—	(455.5)	(455.5)	—	(267.5)	(267.5)
Eliminations — other	—	(37.5)	(37.5)	—	(28.7)	(28.7)

Consolidated Total	$1,721.1	$—	$1,721.1	$1,573.8	$—	$1,573.8	9.4

     Revenues for the three and six month periods ended June 30, 2007 increased due to higher total sales across all segments. Increased railcar shipments to our Leasing Group, partially offset by a decline in external sales, yielded higher revenues for the Rail Group. The increase in revenues for the Construction Products Group can be attributed primarily to increased sales volumes and an increase in various raw material costs that have resulted in higher sales prices. Inland Barge Group revenues increased primarily as a result of greater barge shipments. An increase in structural wind towers sales was the primary reason for the revenue increase in the Energy Equipment Group. Higher rental revenues related to additions to the fleet and increased sales of cars from the lease fleet drove revenue increases in the Railcar Leasing and Management Services Group.
Operating Profit (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Rail Group	$96.6	$62.9	$174.7	$124.9
Construction Products Group	15.8	20.1	25.9	29.6
Inland Barge Group	6.6	10.5	24.0	17.1
Energy Equipment Group	11.7	12.0	21.8	23.1
Railcar Leasing and Management Services Group	39.5	24.2	67.3	41.8
All Other	0.6	(0.5)	1.9	(3.4)
Corporate	(9.7)	(8.7)	(19.7)	(18.5)
Eliminations — lease subsidiary	(50.3)	(12.2)	(78.5)	(30.7)
Eliminations — other	0.3	—	2.4	—

Consolidated Total	$111.1	$108.3	$219.8	$183.9

     Operating profit for the three and six month periods ended June 30, 2007 increased as the result of higher revenues, an increase in the size of our lease fleet, and increased sales of cars from the lease fleet. These improvements were offset by a $15.0 million charge for the potential resolution of a barge litigation settlement. See Note 16 of the Consolidated Financial Statements.
     Other Income and Expense. Interest expense, net of interest income, was $16.2 million and $30.0 million, respectively, for the three and six month periods ended June 30, 2007 compared to $13.3 million and $24.8 million, respectively, for the same periods last year. Interest income remained constant over the same quarter last year and increased $2.7 million over the same six month period last year due to higher interest rates. Interest expense increased $2.9 million and $7.9 million, respectively, over the same periods last year due to an increase in debt levels. The decrease in Other, net for the three and six month periods ended June 30, 2007 was primarily due to a write-down of an equity investment offset by foreign currency gains.
     Income Taxes. The current effective tax rates of 34.2% and 36.2%, respectively, for continuing operations for the three and six month periods ended June 30, 2007 varied from the statutory rate of 35.0% due primarily to state income taxes and an increase in the temporary credit to be applied against the Texas margin tax. The prior year effective tax rates of 40.2% and 40.1%, respectively, for continuing operations for the three and six month periods ended June 30, 2006 were greater than the statutory rate of 35.0% due to state income taxes and the impact of certain foreign tax losses in jurisdictions with lower tax rates or in foreign locations where tax benefits were not recorded.
Rail Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Percent	2007	2006	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Rail	$560.2	$473.8	18.2%	$1,083.3	$936.2	15.7%
Components	38.9	63.2	(38.4)	84.5	120.7	(30.0)

Total revenues	$599.1	$537.0	11.6	$1,167.8	$1,056.9	10.5

Operating profit	$96.6	$62.9		$174.7	$124.9
Operating profit margin	16.1%	11.7%		15.0%	11.8%
     Railcar shipments increased 12.0% to approximately 6,980 and 9.3% to approximately 13,550 railcars during the three and six month periods ended June 30, 2007 compared to the same periods in 2006. As of June 30, 2007, our Rail Group backlog was approximately 33,880 railcars. Approximately 62% of the railcar backlog was dedicated to external sales, which includes 27% of the backlog of railcars dedicated to TRIP Leasing. The remaining railcar backlog of approximately 38% was dedicated to the Leasing Group of which 100% have lease agreements for these railcars with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery. This compares with a backlog of approximately 29,320 railcars as of June 30, 2006. Approximately 45% of those railcars were dedicated to the Leasing Group of which 100% had lease agreements for those railcars with external customers.
     Operating profit for the Rail Group increased $33.7 million and $49.8 million for the three and six month periods ended June 30, 2007 compared to the same periods last year. This increase is primarily due to increased pricing, product mix, and volume, as well as improved operating efficiencies.
     In the three months ended June 30, 2007 railcar shipments included sales to the Railcar Leasing and Management Services Group of $283.0 million compared to $119.4 million in the comparable period in 2006 with a deferred profit of $50.3 million compared to $12.2 million for the same period in 2006. In the six months ended June 30, 2007 railcar shipments included sales to the Railcar Leasing and Management Services Group of $455.5 million compared to $267.5 million in the comparable period in 2006 with a deferred profit of $78.5 million compared to $30.7 million for the same period in 2006. Sales to the Railcar Leasing and Management Services Group and related profits are included in the operating results of the Rail Group but are eliminated in consolidation.
     Condensed results of operations related to the European rail business sold in August 2006 for the three and six month periods ended June 30, 2006 were as follows:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2006
	($ in millions)

Revenues	$34.2	$54.2
Operating loss	$(3.0)	$(8.0)
Operating loss margin	(8.8)%	(14.8)%
Construction Products Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Percent	2007	2006	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Concrete and Aggregates	$121.5	$103.8	17.1%	$222.9	$193.9	15.0%
Highway Products	63.4	70.5	(10.1)	111.6	116.0	(3.8)
Other	12.4	14.4	(13.9)	26.0	27.3	(4.8)

Total revenues	$197.3	$188.7	4.6	$360.5	$337.2	6.9

Operating profit	$15.8	$20.1		$25.9	$29.6
Operating profit margin	8.0%	10.7%		7.2%	8.8%
     The increase in revenues for the three and six month periods ended June 30, 2007 compared to the same periods in 2006 was primarily attributable to an increase in volume in our aggregates business and price increases in our concrete business offset by decrease in volumes in our highway products business. Operating profit and operating profit margins for the three and six months ended June 30, 2007 decreased due to the drop in volumes in the highway products business and lost production days in our concrete business due to inclement weather.
     Condensed results of operations related to the weld pipe fittings business sold in June 2006 for the three and six month periods ended June 30, 2006 were as follows:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2006
	($ in millions)

Revenues	$11.9	$28.0
Operating profit	$1.4	$4.5
Operating profit margin	11.8%	16.1%

Inland Barge Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Percent	2007	2006	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues	$120.5	$90.0	33.9%	$229.2	$172.0	33.3%

Operating profit	$6.6	$10.5		$24.0	$17.1
Operating profit margin	5.5%	11.7%		10.5%	9.9%
     Revenues increased for the three and six month periods ended June 30, 2007 compared to the same periods in the prior year due to an increase in the sales of hopper barges and a change in the mix of barges sold. Operating profit for the three months ended June 30, 2007 decreased compared to the same period last year due to a $15.0 million charge for the potential resolution of a barge litigation settlement. See Note 16 of the Consolidated Financial Statements. Operating profit for the six months ended June 30, 2007 increased compared to the same period last year due to increased revenue levels offset by the barge litigation settlement charge. As of June 30, 2007, the backlog for the Inland Barge Group was approximately $677.1 million compared to approximately $487.1 million as of June 30, 2006.
Energy Equipment Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Percent	2007	2006	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Structural wind towers	$53.1	$33.6	58.0%	$99.5	$60.8	63.7%
Other	46.2	49.7	(7.0)	91.2	90.5	0.8

Total revenues	$99.3	$83.3	19.2	$190.7	$151.3	26.0

Operating profit	$11.7	$12.0		$21.8	$23.1
Operating profit margin	11.8%	14.4%		11.4%	15.3%
     Revenues increased for the three and six month periods ended June 30, 2007 compared to the same periods in 2006, primarily due to higher sales of structural wind towers. The operating profit and operating profit margins for the three and six month periods ended June 30, 2007 are lower than the same periods last year due to expansion costs related to structural wind tower production and a weaker domestic LPG tank market in the United States and Mexico.
Railcar Leasing and Management Services Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Percent	2007	2006	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$67.5	$53.1	27.1%	$130.1	$100.2	29.8%
Sales of cars from the lease fleet	95.0	18.7	408.0	103.3	27.9	270.3

Total revenues	$162.5	$71.8	126.3	$233.4	$128.1	82.2

Operating Profit:
Leasing and management	$27.8	$21.1		$54.3	$37.1
Sales of cars from the lease fleet	11.7	3.1		13.0	4.7

Total operating profit	$39.5	$24.2		$67.3	$41.8

Operating profit margin:
Leasing and management	41.2%	39.7%		41.7%	37.0%
Sales of cars from the lease fleet	12.3	16.6		12.6	16.8
Total operating profit margin	24.3	33.7		28.8	32.6

Fleet utilization	99.5%	99.6%		99.5%	99.6%

     Total revenues increased for the three and six month periods ended June 30, 2007 compared to the same periods last year due to increased rental revenues related to additions to the leasing and management fleet, higher average rental rates on the remarketed fleet and increased sales of cars from the lease fleet. Operating profit for leasing and management operations increased for the three and six month periods ended June 30, 2007 primarily due to an increase in sales from the fleet, rental proceeds from fleet additions, and higher average lease rates. Included in this segment is $93.7 million in sales of railcars to TRIP Leasing that resulted in a gain of $14.4 million, of which $3.0 million was deferred based on our 20% equity interest. See Note 5 of the Consolidated Financial Statements for information about TRIP Leasing.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	($ in millions)		($ in millions)
Operating profit — leasing and management	$27.8	$21.1	$54.3	$37.1
Add: Depreciation and amortization	11.4	7.2	21.6	14.0
Rental expense	11.3	11.2	22.6	22.7

EBITDAR	$50.5	$39.5	$98.5	$73.8

EBITDAR margin	74.8%	74.4%	75.7%	73.7%
     The increase in EBITDAR for the three and six month periods ended June 30, 2007 was due to higher average lease rates on new and existing equipment.
     As of June 30, 2007, the Railcar Leasing and Management Services Group’s rental fleet of approximately 34,670 owned or leased railcars had an average age of 4.2 years and an average remaining lease term of 5.5 years.
All Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Percent	2007	2006	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues	$16.9	$13.1	29.0%	$32.5	$24.5	32.7%
Operating profit (loss)	$0.6	$(0.5)		$1.9	$(3.4)
     The increase in revenues for the three and six month periods ended June 30, 2007 over the same periods last year was primarily attributable to an increase in intersegment sales by our transportation company. The operating profit for the three and six month periods ended June 30, 2007 was due to the increase in intersegment sales, income related to the market valuation of commodity hedges that are required to be marked to market, and a decrease in costs associated with non-operating facilities.
Liquidity and Capital Resources
Cash Flows
     Operating Activities. Net cash provided by operating activities of continuing operations for the six months ended June 30, 2007 was $145.1 million compared to $30.0 million of net cash required by operating activities of continuing operations for the same period in 2006. This was primarily due to an increase in net income from continuing operations for the six month period, an increase in deferred taxes, a smaller increase in receivables and inventories, and an increase in accounts payable and accrued liabilities, partially offset by a larger increase in other assets. The smaller increase in inventory compared to the six months ended June 30, 2006 was the result of large increases required in 2006 related to an increase in production volumes. Net cash provided by operating activities of discontinued operations was $0.2 million for the six months ended June 30, 2007 compared to $12.9 million of net cash required by operating activities for discontinued operations for the same period in 2006.

     Investing Activities. Net cash required by investing activities of continuing operations for the six months ended June 30, 2007 was $365.8 million compared to $253.9 million for the same period last year. Capital expenditures for the six months ended June 30, 2007 were $476.2 million, of which $383.1 million were for additions to the lease fleet. This compares to $295.7 million of capital expenditures for the same period last year, of which $238.1 million were for additions to the lease fleet. Proceeds from the sale of property, plant, and equipment and other assets were $140.9 million for the six months ended June 30, 2007 composed primarily of railcar sales from the lease fleet and the sale of non-operating assets, compared to $44.1 million for the same period in 2006 composed primarily of railcar sales from the lease fleet and the sale of non-operating assets.
     Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2007 was $137.1 million compared to $529.6 million for the same period in 2006. We intend to use our cash to fund the operations of the Company, including expansion of manufacturing plants and expansion of our leasing fleet.
     In June 2007, Trinity amended the $350 million revolving credit facility to increase the permitted leverage ratio, and add a senior leverage ratio, as well as other minor modifications. At June 30, 2007, there were no borrowings under our $350 million revolving credit facility.
     Trinity Industries Leasing Company’s (“TILC”) $375 million non-resource warehouse facility, established to finance railcars owned by TILC, had $259.1 million outstanding as of June 30, 2007.
Equity Investment
     See Note 5 of the Consolidated Financial Statements for information about the equity investment.
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
Derivative Instruments
     See Note 6 of the Consolidated Financial Statements for information about derivative instruments.
Contractual Obligation and Commercial Commitments
     As of June 30, 2007, other commercial commitments related to letters of credit decreased to $117.0 million from $118.9 million as of December 31, 2006. Refer to Note 10 of the Consolidated Financial Statements for changes to our outstanding debt and maturities. Other commercial commitments that relate to operating leases under sale/leaseback transactions were basically unchanged as of June 30, 2007.
Recent Accounting Pronouncements
     See Note 1 of the Consolidated Financial Statements for information about recent accounting pronouncements.
Forward-Looking Statements
     This quarterly report on Form 10-Q (or statements otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission (“SEC”), news releases, conferences, World Wide Web postings or otherwise) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not historical facts are forward-looking statements and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performance, estimates, projections, goals, and forecasts. Trinity uses the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify these forward-looking statements. Potential factors, which could cause our actual results of operations to differ materially from those in the forward-looking statements, include among others:

•	market conditions and demand for our products;

•	the cyclical nature of both the railcar and barge industries;

•	continued expansion of the structural wind towers business;

•	variations in weather in areas where our construction products are sold and used;

•	disruption of manufacturing capacity due to weather related events;

•	the timing of introduction of new products;

•	the timing of customer orders;

•	price changes;

•	changes in mix of products sold;

•	the extent of utilization of manufacturing capacity;

•	availability and costs of component parts, supplies, and raw materials;

•	competition and other competitive factors;

•	changing technologies;

•	steel prices;

•	surcharges added to fixed pricing agreements for raw materials;

•	interest rates and capital costs;

•	long-term funding of our leasing warehouse facility;

•	taxes;

•	the stability of the governments and political and business conditions in certain foreign countries, particularly Mexico;

•	changes in import and export quotas and regulations;

•	business conditions in foreign economies;

•	results of litigation; and

•	legal, regulatory, and environmental issues.
     Any forward-looking statement speaks only as of the date on which such statement is made. Trinity undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There has been no material change in our market risks since December 31, 2006. Refer to Note 6 of the Consolidated Financial Statements for a discussion of the impact of hedging activity for the six months ended June 30, 2007. Refer to Note 10 of the Consolidated Financial Statements for a discussion of debt related activity for the six months ended June 30, 2007.
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

PART II
Item 1. Legal Proceedings
     The information provided in Note 16 of the Consolidated Financial Statements is hereby incorporated into this Part II, Item 1 by reference.
Item 1A. Risk Factors
     There have been no material changes from the risk factors previously disclosed in Item 1A of our 2006 annual report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended June 30, 2007:
                Issuer Purchases of Equity Securities

	Number of	Average Price Paid
Period	Shares Purchased (1)	per Share (1)
April 1, 2007 through April 30, 2007	1,472	$47.94
May 1, 2007 through May 31, 2007	167,520	$46.38
June 1, 2007 through June 30, 2007	585	$46.50

Total	169,577	$46.39

(1)	This column includes the following transactions during the three months ended June 30, 2007 (i) the deemed surrender to the Company of 92,198 shares of Common Stock to pay the exercise price and taxes in connection with the exercise of employee stock options and (ii) the surrender to the Company of 77,379 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     At the Annual Meeting of Stockholders held May 7, 2007, stockholders elected nine (9) directors for a one-year term (Proposal 1), approved an amendment to the Certificate of Incorporation for an increase in the number of authorized shares of Common Stock (Proposal 2), and approved ratification of the appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 2007 (Proposal 3). The vote tabulation follows for each proposal:
     Proposal 1 — Election of Directors

Nominees	For	Withheld
John L. Adams	71,737,790	851,906
Rhys J. Best	72,394,822	194,874
David W. Biegler	66,248,995	6,340,701
Ronald J. Gafford	72,376,421	213,275
Ronald W. Haddock	71,497,097	1,092,599
Jess T. Hay	61,542,130	11,047,566
Adrian Lajous	72,406,629	183,067
Diana S. Natalicio	71,771,252	818,444
Timothy R. Wallace	71,769,037	820,659
     Proposal 2 — Amendment to Certificate of Incorporation

For	Against	Abstentions	Broker Non-votes
54,214,857	18,283,966	90,864	12

     Proposal 3 — Ratification of Appointment of Independent Auditors

For	Against	Abstentions	Broker Non-votes
71,769,963	783,885	35,848	12
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of Trinity Industries, Inc., as amended May 23, 2007 (filed herewith).

3.2	By-Laws of Trinity Industries, Inc. as amended May 7, 2007. (filed herewith).

10.18.4	Third Amendment to the Second Amended and Restated Credit Agreement dated June 22, 2007, amending the Second Amended and Restated Credit Agreement dated April 20, 2005 (filed herewith).

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer (filed herewith).

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By	/s/ WILLIAM A. MCWHIRTER II
Registrant		William A. McWhirter II
Senior Vice President and Chief Financial Officer August 2, 2007

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Certificate of Incorporation of Trinity Industries, Inc., as amended May 23, 2007 (filed herewith).

3.2	By-Laws of Trinity Industries, Inc. as amended May 7, 2007. (filed herewith).

10.18.4	Third Amendment to the Second Amended and Restated Credit Agreement dated June 22, 2007, amending the Second Amended and Restated Credit Agreement dated April 20, 2005 (filed herewith).

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer (filed herewith).

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).