Form 10-Q
period 2007-09-30
TRINITY INDUSTRIES INC
filed 2007-11-01
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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
          At October 26, 2007 there were 81,494,233 shares of the Registrant’s common stock outstanding.

TRINITY INDUSTRIES, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(unaudited)
		(in millions, except per share amounts)

Revenues	$1,008.4	$810.1	$2,729.5	$2,383.9
Operating costs:
Cost of revenues	804.9	660.0	2,194.5	1,949.6
Selling, engineering, and administrative expenses	56.6	49.4	168.3	149.7

	861.5	709.4	2,362.8	2,099.3

Operating profit	146.9	100.7	366.7	284.6

Other (income) expense:
Interest income	(2.5)	(5.7)	(8.8)	(9.3)
Interest expense	19.5	18.1	55.8	46.5
Other, net	(3.6)	(1.3)	(14.5)	(13.9)

	13.4	11.1	32.5	23.3

Income from continuing operations before income taxes	133.5	89.6	334.2	261.3

Provision for income taxes	46.3	34.3	118.9	103.2

Income from continuing operations	87.2	55.3	215.3	158.1

Discontinued operations:
Gain (loss) on sales of discontinued operations, net of provision (benefit) for income taxes of $—, $(0.5), $—, and $13.3	—	(1.4)	—	21.0

Loss from discontinued operations, net of provision (benefit) for income taxes of $(0.1), $1.6, $(0.2), and $(1.1)	(0.2)	(3.1)	(0.5)	(5.5)

Net income	$87.0	$50.8	$214.8	$173.6

Net income per common share:
Basic:
Continuing operations	$1.10	$0.71	$2.73	$2.07
Discontinued operations	0.00	(0.06)	0.00	0.20

	$1.10	$0.65	$2.73	$2.27

Diluted:
Continuing operations	$1.08	$0.70	$2.67	$2.00
Discontinued operations	0.00	(0.06)	0.00	0.19

	$1.08	$0.64	$2.67	$2.19

Weighted average number of shares outstanding:
Basic	79.1	77.5	78.8	76.5
Diluted	80.6	79.2	80.5	79.1

Dividends declared per common share	$0.07	$0.06	$0.19	$0.15
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(unaudited)	(as reported)
	(in millions)
Assets
Cash and cash equivalents	$222.4	$311.5

Receivables, net of allowance	341.9	252.5

Inventories:
Raw materials and supplies	331.0	316.5
Work in process	138.7	139.1
Finished goods	144.7	73.3

	614.4	528.9

Property, plant, and equipment, at cost	2,791.5	2,318.8
Less accumulated depreciation	(756.8)	(728.5)

	2,034.7	1,590.3

Goodwill	500.0	463.7

Assets held for sale and discontinued operations	3.7	10.8

Other assets	307.8	267.9

	$4,024.9	$3,425.6

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$728.7	$655.8

Debt:
Recourse	730.1	772.4
Non-recourse	674.6	426.5

	1,404.7	1,198.9
Deferred income	52.7	42.9

Liabilities held for sale and discontinued operations	1.2	7.8

Other liabilities	186.8	116.7

	2,374.1	2,022.1

Stockholders’ equity:

Preferred stock — 1.5 shares authorized and unissued	—	—

Common stock — 200.0 shares authorized	81.6	80.0

Capital in excess of par value	540.2	484.3

Retained earnings	1,105.4	908.8

Accumulated other comprehensive loss	(69.4)	(69.2)

Treasury stock	(7.0)	(0.4)

	1,650.8	1,403.5

	$4,024.9	$3,425.6

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2007	2006
	(unaudited)
	(in millions)
Operating activities:
Net income	$214.8	$173.6
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Loss (gain) from discontinued operations, including gain on sale	0.5	(15.5)
Depreciation and amortization	86.0	63.3
Stock-based compensation expense	13.5	9.1
Excess tax benefits from stock-based compensation	(5.3)	(6.2)
Deferred income taxes	50.5	65.3
Gain on disposition of property, plant, equipment, and other assets	(17.5)	(12.6)
Other	(31.0)	(2.4)
Changes in assets and liabilities:
(Increase) decrease in receivables	(91.1)	(79.7)
(Increase) decrease in inventories	(78.6)	(120.8)
(Increase) decrease in other assets	(63.3)	(56.6)
Increase (decrease) in accounts payable and accrued liabilities	104.2	39.5
Increase (decrease) in other liabilities	5.5	(8.7)

Net cash provided by operating activities — continuing operations	188.2	48.3
Net cash provided by operating activities — discontinued operations	—	15.0

Net cash provided by operating activities	188.2	63.3

Investing activities:
Proceeds from sales of railcars from our leased fleet	238.1	32.6
Proceeds from disposition of property, plant, equipment, and other assets	48.8	18.5
Capital expenditures — lease subsidiary	(585.6)	(390.3)
Capital expenditures — other	(140.2)	(93.1)
Payment for purchase of acquisitions, net of cash acquired	(47.3)	(2.3)

Net cash required by investing activities — continuing operations	(486.2)	(434.6)
Net cash provided by investing activities — discontinued operations	—	82.9

Net cash required by investing activities	(486.2)	(351.7)

Financing activities:
Issuance of common stock, net	12.0	13.1
Excess tax benefits from stock-based compensation	5.3	6.2
Payments to retire debt	(98.4)	(405.5)
Proceeds from issuance of debt	304.2	920.1
Dividends paid to common shareholders	(14.2)	(11.7)
Dividends paid to preferred shareholders	—	(1.7)

Net cash provided by financing activities	208.9	520.5

Net (decrease) increase in cash and cash equivalents	(89.1)	232.1
Cash and cash equivalents at beginning of period	311.5	136.0

Cash and cash equivalents at end of period	$222.4	$368.1

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

			Capital
	Common Stock		in		Accumulated
	Shares		Excess		Other		Treasury	Total
(unaudited)	(200.0	$1.00 Par	of Par	Retained	Comprehensive	Treasury	Stock at	Stockholders’
(in millions, except par value)	Authorized)	Value	Value	Earnings	Loss	Shares	Cost	Equity

Balances at December 31, 2006	80.0	$80.0	$484.3	$908.8	$(69.2)	(0.0)	$(0.4)	$1,403.5
Cumulative effect of adopting FIN 48 (see Note 17)	—	—	—	(3.1)	—	—	—	(3.1)
Net income	—	—	—	214.8	—	—	—	214.8
Other comprehensive income:
Currency translation adjustments, net of tax	—	—	—	—	0.2	—	—	0.2
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	(0.4)	—	—	(0.4)

Comprehensive net income								214.6
Cash dividends on common stock	—	—	—	(15.1)	—	—	—	(15.1)
Restricted shares issued	0.5	0.5	21.7	—	—	—	3.0	25.2
Shares issued for acquisition	0.3	0.3	11.4	—	—	—	—	11.7
Shares retained for taxes on vested restricted stock	—	—	—	—	—	(0.1)	(4.5)	(4.5)
Stock options exercised	0.8	0.8	14.3	—	—	(0.1)	(3.5)	11.6
Income tax benefit from stock options exercised	—	—	6.6	—	—	—	—	6.6
Stock-based compensation expense	—	—	1.2	—	—	—	—	1.2
Other	—	—	0.7	—	—	—	(1.6)	(0.9)

Balances at September 30, 2007	81.6	$81.6	$540.2	$1,105.4	$(69.4)	(0.2)	$(7.0)	$1,650.8

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
     The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and subsidiaries (“Trinity”, “Company”, “we” or “our”). In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2007, the results of operations for the three and nine month periods ended September 30, 2007 and 2006, and cash flows for the nine month periods ended September 30, 2007 and 2006 have been made in conformity with generally accepted accounting principles. Because of seasonal and other factors, the results of operations for the nine month period ended September 30, 2007 may not be indicative of expected results of operations for the year ending December 31, 2007. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2006.
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
Note 2. Acquisition and Divestitures
     In June 2006, we sold our weld pipe fittings business (“Fittings”). In August 2006, we also sold our European Rail business (“Europe”). Condensed results of operations relating to Fittings and Europe for the three and nine month periods ended September 30, 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006		2006
		(in millions)
	Fittings	Europe	Fittings	Europe

Revenues	$—	$15.2	$28.0	$69.4
Operating costs	—	17.8	23.5	80.0
Other (income) expense	—	(1.1)	—	0.5

Income (loss) from discontinued operations before income taxes	—	(1.5)	4.5	(11.1)
Provision (benefit) for income taxes	(0.2)	1.9	1.5	(2.5)

Net income (loss) from discontinued operations	$0.2	$(3.4)	$3.0	$(8.6)

     In September 2006, we implemented a plan to divest our Brazilian operations. Total net assets of these operations as of September 30, 2007 were $2.4 million. For the three and nine months ended September 30, 2007 and 2006, revenues and net income from these discontinued operations were insignificant.

     In September 2007, our subsidiary, Transit Mix Concrete & Materials Company (“Transit Mix”), sold a group of assets in South Texas. Included in the sale were four ready mix concrete facilities. Annual revenues from the assets sold represented approximately $17.0 million. In connection with the sale, goodwill of $0.7 million was written-off. In August 2007, Transit Mix sold three ready mix concrete facilities in West Texas. Total proceeds from the third quarter dispositions were $9.7 million with an after-tax gain of $1.8 million. These assets were part of our Construction Products Group.
     In August 2007, our subsidiary, Trinity Highway Products, LLC (“Trinity Highway”), acquired companies operating under the names of Central Fabricators, Inc. and Central Galvanizing, Inc. The total acquisition cost was $15.5 million paid at closing, plus 325,800 shares of Trinity common stock valued at $11.7 million, and additional future cash consideration of $5.5 million to be paid during the next five years. In connection with the acquisition, Trinity Highway recorded goodwill of approximately $21.1 million. The final acquisition cost is subject to final adjustments in accordance with the purchase agreement. Annual revenues for the acquired businesses are estimated to be approximately $26.0 million. The acquired companies will be a part of our Construction Products Group.
     In August and September 2007, Transit Mix and one of its subsidiaries acquired assets in two separate transactions for a total of approximately $4.9 million. The acquired assets will be a part of our Construction Products Group.
     In May 2007, Transit Mix sold a group of assets in Houston, Texas. Included in the sale were seven ready mix concrete facilities and an aggregates distribution yard. Annual revenues related to the ready mix concrete assets sold represented approximately $40.0 million. In connection with the sale, goodwill of $1.2 million was written-off. In June 2007, Transit Mix sold two ready mix concrete facilities in the North Texas area. Total proceeds from the second quarter dispositions were $33.2 million with an after-tax gain of $7.5 million. These assets were part of our Construction Products Group.
     In April 2007, Transit Mix acquired a combined group of East Texas asphalt, ready mix concrete, and aggregates businesses operating under the name Armor Materials. The businesses were owned by a common group of individuals and companies. The total acquisition cost was $30.5 million paid at closing, additional future cash consideration of $5.2 million to be paid during the next three to five years, and contingent payments not to exceed $6.0 million paid during a three year period. In connection with the acquisition, Transit Mix recorded goodwill of $17.1 million. Annual revenues for the acquired businesses are estimated to be approximately $55.0 million. The acquired group will be a part of our Construction Products Group.
Note 3. Segment Information
     The Company reports operating results in five principal business segments: (1) the Rail Group, which manufactures and sells railcars and component parts; (2) the Construction Products Group, which manufactures and sells highway products, concrete and aggregates, and girders and beams used in the construction of highway and railway bridges; (3) the Inland Barge Group, which manufactures and sells barges and related products for inland waterway services; (4) the Energy Equipment Group, which manufactures and sells products for energy related businesses, including tank heads, structural wind towers, and pressure and non-pressure containers for the storage and transportation of liquefied gases and other liquid and dry products; and (5) the Railcar Leasing and Management Services Group, which provides fleet management, maintenance, and leasing services. The category All Other includes our captive insurance and transportation companies, legal and environmental costs associated with non-operating facilities, other peripheral businesses, and the change in market valuation related to ineffective commodity hedges. Historical segment information has been retroactively adjusted to exclude the Fittings and Europe divestitures described in Note 2 from the Construction Products and Rail Groups, respectively.
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

Three Months Ended September 30, 2007

				Operating
	Revenues			Profit
	External	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$382.2	$239.1	$621.3	$96.5
Construction Products Group	193.8	0.4	194.2	19.0
Inland Barge Group	126.6	—	126.6	22.3
Energy Equipment Group	98.4	3.0	101.4	11.6
Railcar Leasing and Management Services Group	204.0	—	204.0	47.0
All Other	3.4	14.5	17.9	0.1
Corporate	—	—	—	(7.0)
Eliminations — lease subsidiary	—	(235.4)	(235.4)	(37.3)
Eliminations — other	—	(21.6)	(21.6)	(5.3)

Consolidated Total	$1,008.4	$—	$1,008.4	$146.9

Three Months Ended September 30, 2006

				Operating
	Revenues			Profit
	External	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$377.5	$170.8	$548.3	$62.2
Construction Products Group	190.3	0.7	191.0	19.9
Inland Barge Group	93.7	—	93.7	11.9
Energy Equipment Group	85.9	2.2	88.1	13.4
Railcar Leasing and Management Services Group	61.4	—	61.4	24.5
All Other	1.3	13.7	15.0	(3.9)
Corporate	—	—	—	(8.3)
Eliminations — lease subsidiary	—	(168.1)	(168.1)	(19.6)
Eliminations — other	—	(19.3)	(19.3)	0.6

Consolidated Total	$810.1	$—	$810.1	$100.7

Nine Months Ended September 30, 2007

				Operating
	Revenues			Profit
	External	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$1,088.5	$700.6	$1,789.1	$271.2
Construction Products Group	553.9	0.8	554.7	44.9
Inland Barge Group	355.8	—	355.8	46.3
Energy Equipment Group	283.8	8.3	292.1	33.4
Railcar Leasing and Management Services Group	437.4	—	437.4	114.3
All Other	10.1	40.3	50.4	2.0
Corporate	—	—	—	(26.7)
Eliminations — lease subsidiary	—	(690.9)	(690.9)	(115.8)
Eliminations — other	—	(59.1)	(59.1)	(2.9)

Consolidated Total	$2,729.5	$—	$2,729.5	$366.7

Nine Months Ended September 30, 2006

				Operating
	Revenues			Profit
	External	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$1,165.1	$440.1	$1,605.2	$187.1
Construction Products Group	526.9	1.3	528.2	49.5
Inland Barge Group	265.7	—	265.7	29.0
Energy Equipment Group	232.7	6.7	239.4	36.5
Railcar Leasing and Management Services Group	189.5	—	189.5	66.3
All Other	4.0	35.5	39.5	(7.3)
Corporate	—	—	—	(26.8)
Eliminations — lease subsidiary	—	(435.6)	(435.6)	(50.3)
Eliminations — other	—	(48.0)	(48.0)	0.6

Consolidated Total	$2,383.9	$—	$2,383.9	$284.6

Note 4. Railcar Leasing and Management Services Group
     The Railcar Leasing and Management Services Group (“Leasing Group”) provides fleet management, maintenance, and leasing services. Selected combined financial information for the Leasing Group is as follows:

	September 30, 2007	December 31, 2006
		(as reported)
	(in millions)
Balance Sheet
Cash	$27.6	$13.0
Leasing equipment Machinery and other	35.9	35.1
Equipment on lease	1,977.1	1,511.5

	2,013.0	1,546.6
Accumulated depreciation	(201.9)	(163.9)

	1,811.1	1,382.7

Restricted assets	113.2	111.6
Debt:
Recourse	75.7	119.1
Non-recourse	674.6	426.5

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Statement of Operations
Revenues	$204.0	$61.4	$437.4	$189.5
Operating profit	47.0	24.5	114.3	66.3
     Interest expense, which is not a component of operating profit, was $11.4 million and $31.0 million for the three and nine months ended September 30, 2007, respectively, and $9.7 million and $25.0 million, respectively, for the same periods last year. Rent expense, which is a component of operating profit, was $11.4 million and $34.0 million for the three and nine months ended September 30, 2007, respectively, and $11.0 million and $33.7 million, respectively, for the same periods last year.
     Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured by Trinity’s rail subsidiaries and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Leasing Group primarily enters into operating leases. Future minimum rental revenues on leases in each year are as follows:

	Remaining
	three months
	of 2007	2008	2009	2010	2011	Thereafter	Total
	(in millions)

Future Minimum Rental Revenues on Leases	$45.8	$173.3	$162.2	$148.9	$121.3	$410.8	$1,062.3
     The Leasing Group completed a series of financing transactions whereby railcars were sold to one or more separate independent owner trusts (“Trusts”). See Note 4 of the December 31, 2006 Consolidated Financial Statements filed on Form 10-K for a detailed explanation of these financing transactions. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future minimum rental revenues related to these leases due to the Leasing Group are as follows:

	Remaining
	three months
	of 2007	2008	2009	2010	2011	Thereafter	Total
	(in millions)
Future Operating Lease Obligations of Trusts’ Cars	$12.2	$48.5	$47.6	$40.7	$41.7	$566.0	$756.7

Future Minimum Rental Revenues of Trusts’ Cars	$15.4	$56.8	$47.5	$37.0	$29.2	$104.9	$290.8
     The Leasing Group’s debt consists of both recourse and non-recourse debt. See Note 10 for maturities of debt. Equipment with a net book value of $982.5 million is pledged as collateral for Leasing Group debt. Equipment with a net book value of $107.8 million is pledged as collateral against lease obligations.
Note 5. Equity Investment
     In June 2007, Trinity purchased 20% of the equity in newly-formed TRIP Rail Holdings LLC (“TRIP Holdings”) for $8.1 million. Trinity funded an additional $7.2 million for the three months ended September 30, 2007, totaling a $15.3 million investment in TRIP Holdings for the nine months ended September 30, 2007. TRIP Holdings provides railcar leasing and management services in North America. Trinity also paid $13.8 million in structuring and placement fees that are being expensed on a pro rata basis as railcars are purchased by a wholly-owned subsidiary of TRIP Holdings, TRIP Rail Leasing LLC (“TRIP Leasing”). TRIP Holding’s remaining equity is held by five investors not related to Trinity or our subsidiaries. Trinity’s remaining equity commitment to TRIP Holdings is $33.7 million. As part of the transaction, TRIP Leasing plans to purchase approximately $1.4 billion in railcars from Trinity’s Rail Group and Trinity Industries Leasing Company (“TILC”), a wholly-owned subsidiary of Trinity. Purchases of railcars by TRIP Leasing are funded by capital contributions from TRIP Holdings and third party debt. The Company has no obligation to guarantee performance under the debt agreement, guarantee any residual values, shield any parties from losses, or guarantee minimum yields.
     TILC serves as manager of TRIP Holdings and has the authority to bind TRIP Holdings and perform all acts necessary to conduct the business of TRIP Holdings. For its services as manager, TILC receives a monthly administrative fee and a potential performance fee. Additionally, a disposition fee may be earned by TILC if, no more than twelve months prior to a liquidity event, TILC was serving as the manager. The manager may be removed without cause as a result of a majority vote of the non-Trinity equity members. TILC also serves as servicer under an agreement between TRIP Leasing and TILC, providing remarketing and management services. For its services as servicer, TILC receives: 1) a monthly servicing fee, 2) a broker fee on the purchase of equipment by TRIP Leasing and 3) a sales fee on the sale of equipment by TRIP Leasing to an unaffiliated third party. The servicer may be terminated upon the occurrence and during the continuation of a servicer replacement event by a vote of the lenders with credit exposure in the aggregate exceeding 66 2/3%.
     Based on the provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interests Entities (“FIN 46R”), TRIP Holdings does not qualify as a variable interest entity. The equity method of accounting will be used to account for our investment in TRIP Holdings. Profit on equipment sales to TRIP Leasing is recognized at the time of sale to the extent of the non-Trinity interests in TRIP Leasing. The deferred profit on the sale of equipment to TRIP Leasing pertaining to TILC’s interest in TRIP Holdings is amortized over the depreciable life of the related equipment. All other fee income to TILC earned from services provided to TRIP Holdings is recognized by TILC to the extent of the non-Trinity interests in TRIP Holdings.

     For the three months ended September 30, 2007, the Rail Group sold $138.5 million and TILC sold $93.8 million of railcars to TRIP Leasing resulting in a gain of $42.1 million, of which $8.5 million was deferred based on our 20% equity interest. Fees for the same period were insignificant. The purchases were financed with borrowings by TRIP Leasing of $198.2 million and the remainder with capital contributions from TRIP Holdings. For the nine months ended September 30, 2007, the Rail Group sold $138.5 and TILC sold $187.5 million of railcars to TRIP Leasing resulting in a gain of $56.5 million, of which $11.5 million was deferred based on our 20% equity interest. Fees for the same period were insignificant. The purchases were financed with borrowings by TRIP Leasing of $277.8 million and the remainder with capital contributions from TRIP Holdings.
Note 6. Derivative Instruments
     The Company uses interest rate swaps to fix the LIBOR component for a portion of our outstanding debt. These swaps are accounted for as cash flow hedges under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Trinity had a $15.0 million interest rate swap which expired in the third quarter of 2007. The effect on the consolidated statement of operations for the three month period ended September 30, 2007 was not significant and for year-to-date was $0.4 million of income. The effect on the consolidated statement of operations for the three and nine month periods ended September 30, 2006 was income of $0.2 million and $0.8 million, respectively.
     In anticipation of a future debt issuance, we entered into interest rate swap transactions during 2005 and 2006. These instruments, with a notional amount of $200 million, fixed the interest rate on a portion of a future debt issuance associated with a 2006 railcar leasing transaction and settled at maturity in the first quarter of 2006. The weighted average fixed interest rate under these instruments was 4.87%. These interest rate swaps were accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million recorded in accumulated other comprehensive loss (“AOCL”) through the date the related debt issuance closed in May 2006. The balance is being amortized over the term of the related debt. As of the nine months ended September 30, 2007, the balance remaining in AOCL was $3.9 million. The effect of the amortization on the consolidated statement of operations for the three and nine month periods ended September 30, 2007 was income of $0.1 million and $0.3 million, respectively. The effect of the amortization on the consolidated statement of operations for the three and nine month periods ended September 30, 2006 was not significant.
     In addition, in anticipation of a future debt issuance, we entered into interest rate swap transactions during the fourth quarter of 2006 and the first nine months of 2007. These instruments, with a notional amount of $370 million, hedge the interest rate on a future debt issuance associated with an anticipated secured borrowing facility in 2007 and will expire in the fourth quarter of 2007. The weighted average fixed interest rate under these instruments was 5.20%. These interest rate swaps are being accounted for as cash flow hedges with changes in the fair value of the instruments being recorded in AOCL. The balance in AOCL as of September 30, 2007 was not significant.
     We continue a program to mitigate the impact of fluctuations in the price of our natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit and overall profitability from adverse price changes by entering into derivative instruments. The majority of these instruments do not qualify for hedge accounting treatment and changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet for these instruments was an asset of $0.6 million as of September 30, 2007. The balance in AOCL as of September 30, 2007 was not significant. The effect on the consolidated statement of operations for the three and nine month periods ended September 30, 2007 was income of $0.1 million and $1.1 million, respectively, and for the three and nine month periods September 30, 2006 was an expense of $2.6 million and $4.0 million, respectively.

Note 7. Property, Plant, and Equipment
     The following table summarizes the components of property, plant, and equipment as of September 30, 2007 and December 31, 2006.

	September 30,	December 31,
	2007	2006
		(as reported)
	(in millions)
Corporate/Manufacturing:
Land	$35.7	$35.8
Buildings and improvements	328.5	329.2
Machinery and other	578.8	538.6
Construction in progress	82.4	39.5

	1,025.4	943.1
Less accumulated depreciation	(554.9)	(564.6)

	470.5	378.5
Leasing:
Machinery and other	35.9	35.1
Equipment on lease	1,977.1	1,511.5

	2,013.0	1,546.6
Less accumulated depreciation	(201.9)	(163.9)

	1,811.1	1,382.7

Deferred profit on railcars sold to the Leasing Group	(246.9)	(170.9)

	$2,034.7	$1,590.3

Note 8. Goodwill
     The following table summarizes the components of goodwill as of September 30, 2007 and December 31, 2006.

	September 30,	December 31,
	2007	2006
		(as reported)
	(in millions)
Rail	$447.5	$447.5
Construction Products	46.4	10.1
Energy Equipment	4.3	4.3
Railcar Leasing and Management Services	1.8	1.8

	$500.0	$463.7

Note 9. Warranties
     The Company provides for the estimated cost of product warranties at the time revenue is recognized and assesses the adequacy of the resulting reserves on a quarterly basis. The change in the accruals for warranties for the three and nine month periods ended September 30, 2007 and 2006 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Beginning balance	$26.2	$32.9	$28.6	$36.8
Warranty costs incurred	(1.9)	(1.6)	(8.3)	(11.9)
Product warranty accrual	3.2	2.7	7.2	9.4
Discontinued operations	—	—	—	(0.3)

Ending balance	$27.5	$34.0	$27.5	$34.0

     The warranty balance as of September 30, 2007 includes certain amounts that we believe are sufficient to cover remaining obligations related to the divestiture of Trinity’s European Rail operations.

Note 10. Debt
     The following table summarizes the components of debt as of September 30, 2007 and December 31, 2006.

	September 30,	December 31,
	2007	2006
		(as reported)
	(in millions)
Corporate/Manufacturing — Recourse:
Revolving credit facility	$—	$—
Convertible subordinated notes	450.0	450.0
Senior notes	201.5	201.5
Other	2.9	1.8

	654.4	653.3
Leasing — Recourse:
Equipment trust certificates	75.7	119.1

	730.1	772.4

Leasing — Non-recourse:
Secured railcar equipment notes	337.6	347.5
Warehouse facility	337.0	79.0

	674.6	426.5

Total debt	$1,404.7	$1,198.9

     Trinity’s revolving credit facility matures April 2011. The agreement requires maintenance of ratios related to interest coverage for Trinity’s leasing and manufacturing operations, leverage, and minimum net worth. In June 2007, Trinity amended the revolving credit facility to increase the permitted leverage ratio and add a senior leverage ratio, as well as other minor modifications. At September 30, 2007, there were no borrowings under the revolving credit facility. After $97.9 million was considered for letters of credit, $252.1 million was available under the revolving credit facility. Subsequent to September 30, 2007, Trinity amended and restated its revolving credit agreement. The new agreement is a $425 million facility that matures October 19, 2012. Other minor changes were made to the agreement.
     In August 2007, TILC extended its $375 million non-recourse warehouse facility through August 2009, amended certain terms of the existing facility, and increased the facility by $25 million to $400 million. This facility, established to finance railcars owned by TILC, had $337.0 million outstanding as of September 30, 2007. The warehouse facility is due August 2009 and unless renewed will be payable in three equal installments in February 2010, August 2010, and February 2011. Railcars financed by the warehouse facility have historically been refinanced under long-term financing agreements. Specific railcars and the underlying leases secure the facility. Advances under the facility may not exceed 78% of the fair market value of the eligible railcars securing the facility as defined by the agreement. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in rate of 6.62% at September 30, 2007. At September 30, 2007, $63.0 million was available under this facility.
     Terms and conditions of other debt are described in our 2006 Annual Report on Form 10-K.
     The remaining principal payments under existing debt agreements as of September 30, 2007 are as follows:

	Remaining
	three months
	of 2007	2008	2009	2010	2011	Thereafter
			(in millions)
Recourse:
Corporate/Manufacturing	$0.4	$0.7	$0.1	$0.2	$0.2	$652.8
Leasing — equipment trust certificates (Note 4)	—	14.2	61.5	—	—	—

Non-recourse:
Leasing —secured railcar equipment notes (Note 4)	3.5	14.2	15.3	16.4	14.9	273.3
Leasing —warehouse facility (Note 4)	3.0	9.1	216.6	108.3	—	—

Total principal payments	$6.9	$38.2	$293.5	$124.9	$15.1	$926.1

Note 11. Other, Net
     Other, net consists of other (income) expense of the following items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Gain on disposition of property, plant, and equipment	$(3.4)	$(0.4)	$(17.5)	$(12.6)
Foreign currency exchange transactions	(0.2)	(0.8)	(1.8)	(1.0)
Write-down of equity investment	—	—	5.4	—
Loss on equity investments	0.5	—	0.9	0.1
Other	(0.5)	(0.1)	(1.5)	(0.4)

Other, net	$(3.6)	$(1.3)	$(14.5)	$(13.9)

Note 12. Employee Retirement Plans
     The following table summarizes the components of net periodic pension cost for the Company.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Service cost	$2.8	$3.1	$8.5	$9.2
Interest	4.9	4.5	14.7	13.6
Expected return on assets	(4.4)	(4.5)	(13.2)	(13.6)
Amortization and deferral	1.1	1.0	3.2	3.1
Profit sharing	1.9	1.6	5.2	4.4

Net expenses	$6.3	$5.7	$18.4	$16.7

     Trinity contributed $6.3 million and $12.7 million to the Company’s defined benefit pension plans for the three and nine month periods ended September 30, 2007, respectively. Trinity contributed $10.5 million and $15.3 million to the Company’s defined benefit pension plans for the three and nine month periods ended September 30, 2006, respectively. Total contributions to our pension plans in 2007 are expected to be approximately $16.1 million.

Note 13. Accumulated Other Comprehensive Loss
     Comprehensive net income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Net income	$87.0	$50.8	$214.8	$173.6
Other comprehensive income:
Sale of European operations, net of tax expense of $8.1 and $8.1	—	(8.7)	—	(8.7)
Change in currency translation adjustment, net of tax expense (benefit) of $(0.1), $—, $(0.1), and $3.2	0.2	—	0.2	6.3
Other	—	2.4	—	2.4
Change in unrealized gain on derivative financial instruments, net of tax expense of $4.4, $0.5, $0.3, and $0.9	(7.1)	(0.6)	(0.4)	1.4

Comprehensive net income	$80.1	$43.9	$214.6	$175.0

     The components of accumulated other comprehensive loss are as follows:

	September 30,	December 31,
	2007	2006
		(as reported)
	(in millions)
Currency translation adjustments	$(17.3)	$(17.5)
Unrealized gain on derivative financial instruments	2.4	2.8
Funded status of pension plans	(54.5)	(54.5)

	$(69.4)	$(69.2)

Note 14. Stock-Based Compensation
     On January 1, 2006, we adopted SFAS No. 123R Share-Based Payment which requires companies to recognize in their financial statements the cost of employee services received in exchange for awards of equity instruments. These costs are based on the grant date fair-value of those awards. Stock-based compensation includes compensation expense, recognized over the applicable vesting periods, for both new share-based awards and share-based awards granted prior to, but not yet vested, as of January 1, 2006. Stock-based compensation totaled approximately $5.3 million and $13.5 million for the three and nine months ended September 30, 2007, respectively. Stock-based compensation totaled approximately $4.5 million and $9.1 million for the three and nine months ended September 30, 2006, respectively.
Note 15. Net Income Per Common Share
     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Except when the effect would be anti-dilutive, the calculation of diluted net income per common share includes the impact of shares that could be issued under outstanding stock options. Anti-dilutive stock options for the three and nine months ended September 30, 2007 were equivalent to 0.2 million and 0.1 million shares, respectively. The number of anti-dilutive stock options for the three and nine months ended September 30, 2006 was equivalent to 0.5 million and 0.2 million shares, respectively.

     The computation of basic and diluted net income applicable to common stockholders is as follows:

	Three Months Ended			Three Months Ended
	September 30, 2007			September 30, 2006
	(in millions, except per share amounts)
		Average			Average
	Income	Shares	EPS	Income	Shares	EPS

Income from continuing operations — basic	$87.2	79.1	$1.10	$55.3	77.5	$0.71

Effect of dilutive securities:
Stock options	—	1.5		—	1.7

Income from continuing operations — diluted	$87.2	80.6	$1.08	$55.3	79.2	$0.70

Loss from discontinued operations, net of taxes — basic	$(0.2)	79.1	$0.00	$(4.5)	77.5	$(0.06)

Effect of dilutive securities:
Stock options	—	1.5		—	1.7

Loss from discontinued operations, net of taxes — diluted	$(0.2)	80.6	$0.00	$(4.5)	79.2	$(0.06)

	Nine Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2006
	(in millions, except per share amounts)
		Average			Average
	Income	Shares	EPS	Income	Shares	EPS

Income from continuing operations — basic	$215.3	78.8	$2.73	$158.1	76.5	$2.07

Effect of dilutive securities:
Stock options	—	1.7		—	1.9
Series B preferred stock	—	—		—	0.7

Income from continuing operations — diluted	$215.3	80.5	$2.67	$158.1	79.1	$2.00

(Loss) income from discontinued operations, net of taxes — basic	$(0.5)	78.8	$0.00	$15.5	76.5	$0.20

Effect of dilutive securities:
Stock options	—	1.7		—	1.9
Series B preferred stock	—	—		—	0.7

(Loss) income from discontinued operations, net of taxes — diluted	$(0.5)	80.5	$0.00	$15.5	79.1	$0.19

Note 16. Contingencies
     Barge Litigation
     The Company and its wholly owned subsidiary, Trinity Marine Products, Inc. (“TMP”), and certain material suppliers and others, are co-defendants in a lawsuit filed by Waxler Transportation, Inc. (the “Waxler Case”). The plaintiff has petitioned the court for certification of a class which, if certified, could significantly increase the total number of barges at issue. The current class representative owns four tank barges on which allegedly defective coatings were applied. These four barges were sold at an approximate average price of $1.4 million. Legal counsel for the Company and TMP have each advised that factual disputes exist regarding the legal merits of class certification. Discovery is underway in the case and the court has scheduled the class certification hearing for December 2007. Independent experts investigating the claims for the Company and TMP have opined that the plaintiff’s assertion the coating applied to the barges is a food source for microbiologically influenced corrosion is without merit. While the Company and TMP have continued to vigorously defend the Waxler Case, in order to avoid the commitment of management and executive time and the legal, expert, and transactional costs associated with litigating the claims alleged, the Company and TMP have reached an agreement with the class representative and their counsel to resolve the litigation, which agreement has been preliminarily approved by the court. We reserved an additional $15.0 million for the three months ended June 30, 2007, bringing the total reserve to $18.0 million to cover our probable and estimable liabilities assuming this settlement is implemented. The deadline for putative class members to opt-out of the class or object to the settlement was in October 2007, and as of the date of this filing, there were no opt-outs or objections filed. The court has scheduled the fairness hearing for November 2007, at which time the court will hear arguments from putative class members, if any, who object to the settlement. If the preliminary class settlement agreement does not ultimately become effective, the Company and TMP will continue to vigorously defend all claims alleged in the litigation.
     Other Litigation
     Transit Mix is named as a defendant in a case involving the death of an employee of an independent contractor who was working at a Transit Mix facility. Following a jury verdict in favor of the plaintiff, the presiding judge entered a final judgment that, together with fees, costs, and judgment interest, totaled $48.5 million. This case was appealed by Transit Mix and its insurers. In October 2006, the original trial court judgment was reversed and a take-nothing judgment was rendered by the Eleventh Court of Appeals, State of Texas. Plaintiffs filed a motion for rehearing in such court, which was denied. On March 22, 2007, Plaintiffs filed their Petition for Review with the Texas Supreme Court. Transit Mix filed its Response to Plaintiff’s Petition for Review on July 13, 2007. In September 2007, the Texas Supreme Court requested briefing by the parties on the underlying merits of the case. The Court has not yet granted the Plaintiff’s Petition for Review.
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
     We are involved in various proceedings relating to environmental matters. We have reserved $13.0 million to cover our probable and estimable liabilities with respect to investigation, assessment, and remedial response to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of future remedial response costs are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future environmental litigation or other proceedings or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company.
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

     The change in unrecognized tax benefits for the nine months ended September 30, 2007 is as follows (in millions):

Balance at January 1, 2007	$32.0
Additions for tax positions of prior years	1.9
Reductions for tax positions of prior years	(11.3)
Settlements	(0.5)

Balance at September 30, 2007	$22.1

     The additions for the nine months ended September 30, 2007, are due to deferred tax liabilities that have been reclassed as uncertain tax positions.
     The reduction for tax positions of prior years relates primarily to temporary items that we had previously intended to take a position on in the 2006 Federal Income Tax Return (“tax return”) that would have resulted in an uncertain tax position. During the third quarter of 2007, that tax position was not taken on the tax return when it was filed in September 2007, thus there is no longer an uncertain tax position liability related to this item. The nature of this item was temporary; therefore, there was not an impact to the overall effective tax rate related to this item.
     The total amount of unrecognized tax benefits at September 30, 2007, that would affect the Company’s effective tax rate if recognized was determined to be $9.0 million. There is a reasonable possibility that unrecognized federal and state tax benefits will decrease by September 30, 2008 due to a lapse in the statute of limitations for assessing tax. Further, there is a reasonable possibility that the unrecognized tax benefits related to federal and state tax positions will decrease significantly by September 30, 2008 due to settlements with taxing authorities. Amounts expected to settle or lapse in the statute of limitations by September 30, 2008 are $4.6 million.
     Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of January 1, 2007 was $5.8 million. The total amount of accrued interest and penalties as of September 30, 2007 was $7.5 million.
     Income tax expense (benefit) for the three and nine months ended September 30, 2007, includes $(0.7) million and $1.7 million, respectively, in interest expense (benefit) and penalties related to uncertain tax positions.
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
Note 18. Financial Statements for Guarantors
     The Company’s senior debt is fully and unconditionally and jointly and severally guaranteed by certain of Trinity’s wholly owned subsidiaries: Transit Mix Concrete & Materials Company, Trinity Industries Leasing Company, Trinity Marine Products, Inc., Trinity Rail Group, LLC, Trinity North American Freight Car, Inc., Trinity Tank Car, Inc., and Trinity Parts & Components, LLC. No other subsidiaries guarantee the senior debt. As of September 30, 2007, assets held by the non-guarantor subsidiaries include $113.2 million of restricted assets that are not available for distribution to the Trinity Industries, Inc. (“Parent”), $854.9 million of assets securing certain debt and $107.8 million of assets securing certain lease obligations held by the non-guarantor subsidiaries, and $261.8 million of assets located in foreign locations.

Statement of Operations
For the Three Months Ended September 30, 2007

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Revenues	$3.2	$721.6	$408.8	$(125.2)	$1,008.4
Cost of revenues	44.9	556.7	328.5	(125.2)	804.9
Selling, engineering, and administrative expenses	7.5	29.7	19.4	—	56.6

	52.4	586.4	347.9	(125.2)	861.5

Operating profit (loss)	(49.2)	135.2	60.9	—	146.9
Other (income) expense	(121.6)	(21.4)	13.1	143.3	13.4

Income from continuing operations before income taxes	72.4	156.6	47.8	(143.3)	133.5
Provision (benefit) for income taxes	(14.6)	42.9	18.0	—	46.3

Income from continuing operations	87.0	113.7	29.8	(143.3)	87.2
Loss from discontinued operations, net of benefit for income taxes of $0.1	—	—	(0.2)	—	(0.2)

Net income	$87.0	$113.7	$29.6	$(143.3)	$87.0

Statement of Operations
For the Nine Months Ended September 30, 2007

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Revenues	$56.2	$1,881.1	$1,220.9	$(428.7)	$2,729.5
Cost of revenues	167.7	1,460.6	994.9	(428.7)	2,194.5
Selling, engineering, and administrative expenses	28.0	84.5	55.8	—	168.3

	195.7	1,545.1	1,050.7	(428.7)	2,362.8

Operating profit (loss)	(139.5)	336.0	170.2	—	366.7
Other (income) expense	(313.9)	1.4	41.2	303.8	32.5

Income from continuing operations before income taxes	174.4	334.6	129.0	(303.8)	334.2
Provision (benefit) for income taxes	(40.4)	112.9	46.4	—	118.9

Income from continuing operations	214.8	221.7	82.6	(303.8)	215.3
Loss from discontinued operations, net of benefit for income taxes of $0.2	—	—	(0.5)	—	(0.5)

Net income	$214.8	$221.7	$82.1	$(303.8)	$214.8

Statement of Operations
For the Three Months Ended September 30, 2006

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Revenues	$120.3	$479.3	$302.7	$(92.2)	$810.1
Cost of revenues	119.8	393.3	239.1	(92.2)	660.0
Selling, engineering and administrative expenses	16.3	24.3	8.8	—	49.4

	136.1	417.6	247.9	(92.2)	709.4

Operating profit (loss)	(15.8)	61.7	54.8	—	100.7
Other (income) expense	(51.3)	7.7	8.5	46.2	11.1

Income from continuing operations before income taxes	35.5	54.0	46.3	(46.2)	89.6
Provision (benefit)for income taxes	(16.7)	25.2	25.8	—	34.3

Income from continuing operations	52.2	28.8	20.5	(46.2)	55.3
Loss on sale of discontinued operations, net of benefit for income taxes of $0.5	(1.4)	—	—	—	(1.4)
Loss from discontinued operations, net of provision for income taxes of $1.6	—	—	(3.1)	—	(3.1)

Net income	$50.8	$28.8	$17.4	$(46.2)	$50.8

Statement of Operations
For the Nine Months Ended September 30, 2006

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Revenues	$365.3	$1,474.6	$849.4	$(305.4)	$2,383.9
Cost of revenues	358.6	1,228.5	667.9	(305.4)	1,949.6
Selling, engineering and administrative expenses	51.0	71.0	27.7	—	149.7

	409.6	1,299.5	695.6	(305.4)	2,099.3

Operating profit (loss)	(44.3)	175.1	153.8	—	284.6
Other (income) expense	(179.4)	17.3	14.0	171.4	23.3

Income from continuing operations before income taxes	135.1	157.8	139.8	(171.4)	261.3
Provision (benefit) for income taxes	(17.5)	70.0	50.7	—	103.2

Income from continuing operations	152.6	87.8	89.1	(171.4)	158.1
Gain on sale of discontinued operations, net of provision for income taxes of $13.3	21.0	—	—	—	21.0
Loss from discontinued operations, net of benefit for income taxes of $1.1	—	—	(5.5)	—	(5.5)

Net income	$173.6	$87.8	$83.6	$(171.4)	$173.6

Balance Sheet
September 30, 2007

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Assets:
Cash and cash equivalents	$184.5	$0.4	$37.5	$—	$222.4
Receivables, net of allowance	11.4	173.4	157.1	—	341.9
Inventory	0.8	403.9	209.7	—	614.4
Property, plant, and equipment, net	22.8	754.1	1,257.8	—	2,034.7
Investments in subsidiaries/intercompany receivable (payable), net	2,200.5	(498.8)	(82.0)	(1,619.7)	—
Goodwill and other assets	210.7	435.6	257.2	(92.0)	811.5

	$2,630.7	$1,268.6	$1,837.3	$(1,711.7)	$4,024.9

Liabilities:
Accounts payable and accrued liabilities	$251.0	$307.0	$199.1	$(28.4)	$728.7
Debt	651.8	78.2	674.7	—	1,404.7
Deferred income	26.9	2.9	22.9	—	52.7
Other liabilities	50.2	197.3	4.1	(63.6)	188.0

Total stockholders’ equity	1,650.8	683.2	936.5	(1,619.7)	1,650.8

	$2,630.7	$1,268.6	$1,837.3	$(1,711.7)	$4,024.9

Balance Sheet
December 31, 2006
(as reported)

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Assets:
Cash and cash equivalents	$283.1	$0.2	$28.2	$—	$311.5
Receivables, net of allowance	58.6	124.0	69.9	—	252.5
Inventory	68.2	292.7	168.0	—	528.9
Property, plant, and equipment, net	45.8	687.7	856.8	—	1,590.3
Investments in subsidiaries/ intercompany receivable (payable), net	1,674.4	(432.0)	109.1	(1,351.5)	—
Goodwill and other assets	188.1	432.0	221.7	(99.4)	742.4

	$2,318.2	$1,104.6	$1,453.7	$(1,450.9)	$3,425.6

Liabilities:
Accounts payable and accrued liabilities	$228.2	$274.7	$152.9	$—	$655.8
Debt	651.5	120.9	426.5	—	1,198.9
Deferred income	17.2	3.5	22.2	—	42.9
Other liabilities	17.8	197.3	8.8	(99.4)	124.5
Total stockholders’ equity	1,403.5	508.2	843.3	(1,351.5)	1,403.5

	$2,318.2	$1,104.6	$1,453.7	$(1,450.9)	$3,425.6

Statement of Cash Flows
For the Nine Months Ended September 30, 2007

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)

Net cash (required) provided by operating activities	$(111.3)	$64.3	$235.2	$—	$188.2
Net cash provided (required) by investing activities	9.3	(21.4)	(474.1)	—	(486.2)
Net cash provided (required) by financing activities	3.4	(42.7)	248.2	—	208.9

Net increase (decrease) in cash and cash equivalents	(98.6)	0.2	9.3	—	(89.1)
Cash and equivalents at beginning of period	283.1	0.2	28.2	—	311.5

Cash and equivalents at end of period	$184.5	$0.4	$37.5	$—	$222.4

Statement of Cash Flows
For the Nine Months Ended September 30, 2006

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)

Net cash (required) provided by operating activities	$(192.0)	$189.0	$66.3	$—	$63.3
Net cash provided (required) by investing activities	71.1	(179.2)	(243.6)	—	(351.7)
Net cash provided (required) by financing activities	355.9	(10.0)	174.6	—	520.5

Net increase (decrease) in cash and cash equivalents	235.0	(0.2)	(2.7)	—	232.1
Cash and equivalents at beginning of period	110.8	0.3	24.9	—	136.0

Cash and equivalents at end of period	$345.8	$0.1	$22.2	$—	$368.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     In September 2007, our subsidiary, Transit Mix Concrete & Materials Company (“Transit Mix”), sold a group of assets in South Texas. Included in the sale were four ready mix concrete facilities. Annual revenues from the assets sold represented approximately $17.0 million. In connection with the sale, goodwill of $0.7 million was written-off. In August 2007, Transit Mix sold three ready mix concrete facilities in West Texas. Total proceeds from the third quarter dispositions were $9.7 million with an after-tax gain of $1.8 million. These assets were part of our Construction Products Group.
     In August 2007, our subsidiary, Trinity Highway Products, LLC (“Trinity Highway”), acquired companies operating under the names of Central Fabricators, Inc. and Central Galvanizing, Inc. The total acquisition cost was $15.5 million paid at closing, plus 325,800 shares of Trinity common stock valued at $11.7 million, and additional future cash consideration of $5.5 million to be paid during the next five years. In connection with the acquisition, Trinity Highway recorded goodwill of approximately $21.1 million. The final acquisition cost is subject to final adjustments in accordance with the purchase agreement. Annual revenues for the acquired businesses are estimated to be approximately $26.0 million. The acquired companies will be a part of our Construction Products Group.
     In August and September 2007, Transit Mix and one of its subsidiaries acquired assets in two separate transactions for a total of approximately $4.9 million. The acquired assets will be a part of our Construction Products Group.
     In May 2007, Transit Mix sold a group of assets in Houston, Texas. Included in the sale were seven ready mix concrete facilities and an aggregates distribution yard. Annual revenues related to the ready mix concrete assets sold represented approximately $40.0 million. In connection with the sale, goodwill of $1.2 million was written-off. In June 2007, Transit Mix sold two ready mix concrete facilities in the North Texas area. Total proceeds from the second quarter dispositions were $33.2 million with an after-tax gain of $7.5 million. These assets were part of our Construction Products Group.
     In April 2007, Transit Mix acquired a combined group of East Texas asphalt, ready mix concrete, and aggregates businesses operating under the name Armor Materials. The businesses were owned by a common group of individuals and companies. The total acquisition cost was $30.5 million paid at closing, additional future cash consideration of $5.2 million to be paid during the next three to five years, and contingent payments not to exceed $6.0 million paid during a three year period. In connection with the acquisition, Transit Mix recorded goodwill of $17.1 million. Annual revenues for the acquired businesses are estimated to be approximately $55.0 million. The acquired group will be a part of our Construction Products Group.
     In June 2007, Trinity purchased 20% of the equity in newly-formed TRIP Rail Holdings LLC (“TRIP Holdings”) for $8.1 million. Trinity funded an additional $7.2 million for the three months ended September 30, 2007, totaling a $15.3 million investment in TRIP Holdings for the nine months ended September 30, 2007. TRIP Holdings provides railcar leasing and management services in North America. Trinity also paid $13.8 million in structuring and placement fees that are being expensed on a pro rata basis as railcars are purchased by a wholly-owned subsidiary of TRIP Holdings, TRIP Rail Leasing LLC (“TRIP Leasing”). TRIP Holding’s remaining equity is held by five investors not related to Trinity or our subsidiaries. Trinity’s remaining equity commitment to TRIP Holdings is $33.7 million. As part of the transaction, TRIP Leasing plans to purchase approximately $1.4 billion in railcars from Trinity’s Rail Group and Trinity Industries Leasing Company (“TILC”), a wholly-owned subsidiary of Trinity. Purchases of railcars by TRIP Leasing are funded by capital contributions from TRIP Holdings and third party debt. The Company has no obligation to guarantee performance under the debt agreement, guarantee any residual values, shield any parties from losses, or guarantee minimum yields. See Note 5 to the Consolidated Financial Statements.
     The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes thereto appearing elsewhere in this document.

Overall Summary for Continuing Operations
     Revenues

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
	($ in millions)
Rail Group	$382.2	$239.1	$621.3	$377.5	$170.8	$548.3	13.3%
Construction Products Group	193.8	0.4	194.2	190.3	0.7	191.0	1.7
Inland Barge Group	126.6	—	126.6	93.7	—	93.7	35.1
Energy Equipment Group	98.4	3.0	101.4	85.9	2.2	88.1	15.1
Railcar Leasing and Management Services Group	204.0	—	204.0	61.4	—	61.4	232.2
All Other	3.4	14.5	17.9	1.3	13.7	15.0	19.3
Eliminations — lease subsidiary	—	(235.4)	(235.4)	—	(168.1)	(168.1)
Eliminations — other	—	(21.6)	(21.6)	—	(19.3)	(19.3)

Consolidated Total	$1,008.4	$—	$1,008.4	$810.1	$—	$810.1	24.5

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
	($ in millions)
Rail Group	$1,088.5	$700.6	$1,789.1	$1,165.1	$440.1	$1,605.2	11.5%
Construction Products Group	553.9	0.8	554.7	526.9	1.3	528.2	5.0
Inland Barge Group	355.8	—	355.8	265.7	—	265.7	33.9
Energy Equipment Group	283.8	8.3	292.1	232.7	6.7	239.4	22.0
Railcar Leasing and Management Services Group	437.4	—	437.4	189.5	—	189.5	130.8
All Other	10.1	40.3	50.4	4.0	35.5	39.5	27.6
Eliminations — lease subsidiary	—	(690.9)	(690.9)	—	(435.6)	(435.6)
Eliminations — other	—	(59.1)	(59.1)	—	(48.0)	(48.0)

Consolidated Total	$2,729.5	$—	$2,729.5	$2,383.9	$—	$2,383.9	14.5

     Revenues for the three and nine month periods ended September 30, 2007 increased due to higher total sales across all segments. Increased railcar shipments to our Leasing Group, partially offset by a decline in external sales in the nine month period, yielded higher revenues for the Rail Group. The increase in revenues for the Construction Products Group can be attributed primarily to increased sales volumes in our aggregates business and an increase in various raw material costs that have resulted in higher sales prices offset by decreased volumes in our highway products and concrete businesses. Inland Barge Group revenues increased primarily as a result of greater barge shipments and a change in the mix of barges sold. An increase in structural wind towers sales was the primary reason for the revenue increase in the Energy Equipment Group. Higher rental revenues related to additions to the fleet and increased sales of cars from the lease fleet drove revenue increases in the Railcar Leasing and Management Services Group.
     Operating Profit (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(in millions)		(in millions)
Rail Group	$96.5	$62.2	$271.2	$187.1
Construction Products Group	19.0	19.9	44.9	49.5
Inland Barge Group	22.3	11.9	46.3	29.0
Energy Equipment Group	11.6	13.4	33.4	36.5
Railcar Leasing and Management Services Group	47.0	24.5	114.3	66.3
All Other	0.1	(3.9)	2.0	(7.3)
Corporate	(7.0)	(8.3)	(26.7)	(26.8)
Eliminations — lease subsidiary	(37.3)	(19.6)	(115.8)	(50.3)
Eliminations — other	(5.3)	0.6	(2.9)	0.6

Consolidated Total	$146.9	$100.7	$366.7	$284.6

     Operating profit for the three and nine month periods ended September 30, 2007 increased as the result of higher revenues, an increase in the size of our lease fleet, and increased sales of cars from the lease fleet. These improvements were offset by a $15.0 million charge for the potential resolution of a barge litigation settlement for the nine months ended September 30, 2007. See Note 16 of the Consolidated Financial Statements.
     Other Income and Expense. Interest expense, net of interest income, was $17.0 million and $47.0 million, respectively, for the three and nine month periods ended September 30, 2007 compared to $12.4 million and $37.2 million, respectively, for the same periods last year. Interest income decreased $3.2 million and $0.5 million, respectively, over the same periods last year primarily due to lower investment income as a result of lower interest rates and a decrease in cash available for investment, partially offset by an increase in leasing interest income. Interest expense increased $1.4 million and $9.3 million, respectively, over the same periods last year due to an increase in debt levels. The increase in Other, net for the three and nine month periods ended September 30, 2007 was primarily due to gains on the disposal of property, plant, and equipment and foreign currency gains partially offset by the write-down of an equity investment.
     Income Taxes. The current effective tax rates of 34.7% and 35.6%, respectively, for continuing operations for the three and nine month periods ended September 30, 2007 varied from the statutory rate of 35.0% due primarily to state income taxes, offset by an increase in the temporary credit to be applied against the Texas margin tax, the benefit of the domestic production deduction, and the utilization of capital losses previously not benefited. The prior year effective tax rates of 38.3% and 39.5%, respectively, for continuing operations for the three and nine month periods ended September 30, 2006 were greater than the statutory rate of 35.0% due to state income taxes, tax credits, and other permanent differences.
Rail Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Percent	2007	2006	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Rail	$584.7	$491.9	18.9%	$1,668.0	$1,428.1	16.8%
Components	36.6	56.4	(35.1)	121.1	177.1	(31.6)

Total revenues	$621.3	$548.3	13.3	$1,789.1	$1,605.2	11.5

Operating profit	$96.5	$62.2		$271.2	$187.1
Operating profit margin	15.5%	11.3%		15.2%	11.7%
     Railcar shipments increased 8.0% to approximately 7,070 and 8.9% to approximately 20,620 railcars during the three and nine month periods ended September 30, 2007, respectively, compared to the same periods in 2006. As of September 30, 2007, our Rail Group backlog was approximately $2.6 billion consisting of approximately 31,300 railcars. Approximately 54% of the railcar backlog was dedicated to sales to external customers, which includes approximately 22% of the total backlog of railcars dedicated to TRIP Leasing. The remaining railcar backlog of approximately 46% was dedicated to the Leasing Group of which 100% have lease agreements for these railcars with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery. This compares with a backlog of approximately 32,200 railcars as of September 30, 2006. Approximately 45% of those railcars were dedicated to the Leasing Group of which 100% had lease agreements for those railcars with external customers. Sales for the three and nine month periods ended September 30, 2007 included $138.5 million in cars sold to TRIP Leasing, of which $5.3 million in profit was deferred based on our 20% equity interest. See Note 5 of the Consolidated Financial Statements for information about TRIP Leasing.
     Operating profit for the Rail Group increased $34.3 million and $84.1 million for the three and nine month periods ended September 30, 2007 compared to the same periods last year. This increase was primarily due to increased pricing, product mix, and volume, as well as improved operating efficiencies.
     In the three months ended September 30, 2007 railcar shipments included sales to the Railcar Leasing and Management Services Group of $235.4 million compared to $168.1 million in the comparable period in 2006 with a deferred profit of $37.3 million compared to $19.6 million for the same period in 2006. In the nine months ended September 30, 2007 railcar shipments included sales to the Railcar Leasing and Management Services Group of $690.9 million compared to $435.6 million in the comparable period in 2006 with a deferred profit of $115.8 million compared to $50.3 million for the same period in 2006. Sales to the Railcar Leasing and Management Services Group and related profits are included in the operating results of the Rail Group but are eliminated in consolidation.
     Condensed results of operations related to the European rail business sold in August 2006 for the three and nine month periods ended September 30, 2006 were as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
	($ in millions)

Revenues	$15.2	$69.4
Operating loss	$(2.6)	$(10.6)
Operating loss margin	(17.1)%	(15.3)%

Construction Products Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Percent	2007	2006	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Concrete and Aggregates	$120.4	$111.4	8.1%	$343.3	$305.3	12.4%
Highway Products	68.5	65.2	5.1	180.1	181.2	(0.6)
Other	5.3	14.4	(63.2)	31.3	41.7	(24.9)

Total revenues	$194.2	$191.0	1.7	$554.7	$528.2	5.0

Operating profit	$19.0	$19.9		$44.9	$49.5
Operating profit margin	9.8%	10.4%		8.1%	9.4%
     The increase in revenues for the three and nine month periods ended September 30, 2007 compared to the same periods in 2006 was primarily attributable to an increase in volume in our aggregates business and price increases in our concrete business offset by a decrease in volumes in our highway products and concrete businesses. Operating profit and operating profit margins for the three months ended September 30, 2007 decreased due to higher production costs in the highway products business. The decrease in operating profit and operating profit margin for the nine months ended September 30, 2007 was due to higher production costs in the highway products business and lost production days in our concrete business due to inclement weather.
     Condensed results of operations related to the weld pipe fittings business sold in June 2006 for the three and nine month periods ended September 30, 2006 were as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006
	($ in millions)

Revenues	$0.0	$28.0
Operating profit	$0.0	$4.5
Operating profit margin	*	16.1%

*	not meaningful
Inland Barge Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Percent	2007	2006	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues	$126.6	$93.7	35.1%	$355.8	$265.7	33.9%

Operating profit	$22.3	$11.9		$46.3	$29.0
Operating profit margin	17.6%	12.7%		13.0%	10.9%
     Revenues increased for the three and nine month periods ended September 30, 2007 compared to the same periods in the prior year due to an increase in the sales of hopper barges and a change in the mix of barges sold. Operating profit for the three months ended September 30, 2007 increased compared to the same period last year due to increased revenues, a change in the mix of barges sold, and improved capacity utilization resulting in improved margins. Operating profit for the nine months ended September 30, 2007 increased compared to the same period last year due to increased revenues, a change in the mix of barges sold, and improved margins due to operating efficiencies, partially offset by a $15.0 million charge for the probable resolution of a barge litigation settlement. See Note 16 of the Consolidated Financial Statements. As of September 30, 2007, the backlog for the Inland Barge Group was approximately $771.5 million compared to approximately $424.2 million as of September 30, 2006.

Energy Equipment Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Percent	2007	2006	Percent
	($ in millions)		Change	($ in millions)		Change

Revenues:
Structural wind towers	$54.6	$40.3	35.5%	$155.0	$105.5	46.9%
Other	46.8	47.8	(2.1)	137.1	133.9	2.4

Total revenues	$101.4	$88.1	15.1	$292.1	$239.4	22.0

Operating profit	$11.6	$13.4		$33.4	$36.5
Operating profit margin	11.4%	15.2%		11.4%	15.2%
     Revenues increased for the three and nine month periods ended September 30, 2007 compared to the same periods in 2006, due to higher sales of structural wind towers. The operating profit and operating profit margins for the three and nine month periods ended September 30, 2007 are lower than the same periods last year due to expansion costs related to structural wind tower production and a weaker domestic LPG tank market in the United States and Mexico.
Railcar Leasing and Management Services Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Percent	2007	2006	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$69.2	$56.7	22.0%	$199.3	$156.9	27.0%
Sales of cars from the lease fleet	134.8	4.7	*	238.1	32.6	*

Total revenues	$204.0	$61.4	232.2	$437.4	$189.5	130.8

Operating Profit:
Leasing and management	$28.6	$23.4		$82.9	$60.5
Sales of cars from the lease fleet	18.4	1.1		31.4	5.8

Total operating profit	$47.0	$24.5		$114.3	$66.3

Operating profit margin:
Leasing and management	41.3%	41.3%		41.6%	38.6%
Sales of cars from the lease fleet	13.6	23.4		13.2	17.8
Total operating profit margin	23.0	39.9		26.1	35.0

Fleet utilization	99.6%	99.7%		99.6%	99.7%

*	not meaningful
     Total revenues increased for the three and nine month periods ended September 30, 2007 compared to the same periods last year due to increased rental revenues related to additions to the leasing and management fleet, higher average rental rates on the remarketed fleet, and increased sales of cars from the lease fleet. Operating profit for leasing and management operations increased for the three and nine month periods ended September 30, 2007 primarily due to an increase in sales from the fleet, rental proceeds from fleet additions, and higher average lease rates. Results for the three months ended September 30, 2007 included $93.8 million in sales of railcars to TRIP Leasing that resulted in a gain of $15.9 million, of which $3.2 million was deferred based on our 20% equity interest. Results for the nine months ended September 30, 2007, included $187.5 in sales of railcars to TRIP Leasing that resulted in a gain of $30.3 million, of which $6.2 million was deferred based on our 20% equity interest. See Note 5 of the Consolidated Financial Statements for information about TRIP Leasing.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	($ in millions)		($ in millions)
Operating profit — leasing and management	$28.6	$23.4	$82.9	$60.5
Add: Depreciation and amortization	12.3	8.6	33.9	22.6
Rental expense	11.4	11.0	34.0	33.7

EBITDAR	$52.3	$43.0	$150.8	$116.8

EBITDAR margin	75.6%	75.8%	75.7%	74.4%
     The increase in EBITDAR for the three and nine month periods ended September 30, 2007 was due to rental proceeds from fleet additions and higher average lease rates on new and existing equipment.
     As of September 30, 2007, the Railcar Leasing and Management Services Group’s rental fleet of approximately 35,890 owned or leased railcars had an average age of 4.3 years and an average remaining lease term of 5.5 years.
All Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	Percent	2007	2006	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues	$17.9	$15.0	19.3%	$50.4	$39.5	27.6%
Operating profit (loss)	$0.1	$(3.9)		$2.0	$(7.3)
     The increase in revenues for the three and nine month periods ended September 30, 2007 over the same periods last year was primarily attributable to an increase in intersegment sales by our transportation company. The increase in the operating profit for the three and nine month periods ended September 30, 2007 was due to the increase in intersegment sales, income related to the market valuation of commodity hedges that are required to be marked to market, and a decrease in costs associated with non-operating facilities.
Liquidity and Capital Resources
Cash Flows
     Operating Activities. Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2007 was $188.2 million compared to $48.3 million of net cash provided by operating activities of continuing operations for the same period in 2006. This was primarily due to an increase in net income from continuing operations for the nine month period, a smaller increase in inventories, and an increase in accounts payable and accrued liabilities. The smaller increase in inventory compared to the nine months ended September 30, 2006 was the result of large increases required in 2006 related to an increase in production volumes. There was no net cash required or provided by operating activities of discontinued operations for the nine months ended September 30, 2007 compared to $15.0 million of net cash provided by operating activities for discontinued operations for the same period in 2006.
     Investing Activities. Net cash required by investing activities of continuing operations for the nine months ended September 30, 2007 was $486.2 million compared to $434.6 million for the same period last year. Capital expenditures for the nine months ended September 30, 2007 were $725.8 million, of which $585.6 million were for additions to the lease fleet. This compares to $483.4 million of capital expenditures for the same period last year, of which $390.3 million were for additions to the lease fleet. Proceeds from the sale of property, plant, and equipment and other assets were $286.9 million for the nine months ended September 30, 2007 composed primarily of railcar sales from the lease fleet and the sale of non-operating assets, compared to $51.1 million for the same period in 2006 composed primarily of railcar sales from the lease fleet and the sale of non-operating assets.
     Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2007 was $208.9 million compared to $520.5 million for the same period in 2006. We intend to use our cash to fund the operations, expansions, and growth initiatives of the Company.

     In June 2007, Trinity amended the $350 million revolving credit facility to increase the permitted leverage ratio, and add a senior leverage ratio, as well as other minor modifications. At September 30, 2007, there were no borrowings under our $350 million revolving credit facility. In October 2007, Trinity amended and restated its revolving credit agreement. This new agreement is a $425 million facility that matures October 19, 2012. Other minor changes were made to the agreement.
     In August 2007, Trinity Industries Leasing Company (“TILC”) extended its $375 million non-recourse warehouse facility through 2009, amended certain terms of the existing facility, and increased the facility by $25 million to $400 million. This facility, established to finance railcars owned by TILC, had $337.0 million outstanding as of September 30, 2007. The warehouse facility is due August 2009 and unless renewed will be payable in three equal installments in February 2010, August 2010, and February 2011. Railcars financed by the warehouse facility have historically been refinanced under long-term financing agreements. Specific railcars and the underlying leases secure the facility. Advances under the facility may not exceed 78% of the fair market value of the eligible railcars securing the facility as defined by the agreement. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in rate of 6.62% at September 30, 2007. At September 30, 2007, $63.0 million was available under this facility.
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
Contractual Obligation and Commercial Commitments
     As of September 30, 2007, other commercial commitments related to letters of credit decreased to $101.4 million from $118.9 million as of December 31, 2006. Refer to Note 10 of the Consolidated Financial Statements for changes to our outstanding debt and maturities. Other commercial commitments that relate to operating leases under sale/leaseback transactions were basically unchanged as of September 30, 2007.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There has been no material change in our market risks since December 31, 2006. Refer to Note 6 of the Consolidated Financial Statements for a discussion of the impact of hedging activity for the nine months ended September 30, 2007. Refer to Note 10 of the Consolidated Financial Statements for a discussion of debt related activity for the nine months ended September 30, 2007.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On August 2, 2007, our subsidiary, Trinity Highway Products, LLC, acquired companies operating under the names of Central Fabricators, Inc. and Central Galvanizing, Inc. The total acquisition price consisted of $15.5 million cash paid at closing, plus 325,800 shares of the Company’s common stock, and additional future cash consideration of $5.5 million to be paid during the next five years. The 325,800 shares of common stock were issued to Rosemary E. Atwood and William D. Atwood pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit Number	Description

3.2	By-Laws of Trinity Industries, Inc. as amended September 10, 2007. (filed herewith).

10.18.5	Fourth Amendment to Second Amended and Restated Credit Agreement dated October 19, 2007, by and among Trinity Industries, Inc., JPMorgan Chase Bank, N.A., as the Administrative Agent, and the financial institutions parties thereto, as Lenders. (incorporated by reference to exhibit 10.18.5 to our Form 8-K filed October 19, 2007).

10.19.13	Amended and Restated Warehouse Loan Agreement as of August 7, 2007, amending the Warehouse Loan Agreement dated June 27, 2002 (filed herewith).

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer (filed herewith).

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By	/s/ WILLIAM A. MCWHIRTER II
Registrant		William A. McWhirter II
Senior Vice President and Chief Financial Officer November 1, 2007

INDEX TO EXHIBITS

Exhibit Number	Description

3.2	By-Laws of Trinity Industries, Inc. as amended September 10, 2007. (filed herewith).

10.18.5	Fourth Amendment to Second Amended and Restated Credit Agreement dated October 19, 2007, by and among Trinity Industries, Inc., JPMorgan Chase Bank, N.A., as the Administrative Agent, and the financial institutions parties thereto, as Lenders. (incorporated by reference to exhibit 10.18.5 to our Form 8-K filed October 19, 2007).

10.19.13	Amended and Restated Warehouse Loan Agreement as of August 7, 2007, amending the Warehouse Loan Agreement dated June 27, 2002 (filed herewith).

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer (filed herewith).

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).