Form 10-K
period 2007-12-31
TRINITY INDUSTRIES INC
filed 2008-02-21
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-6903
Trinity Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-0225040
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2525 Stemmons Freeway,	75207-2401
Dallas, Texas	(Zip Code)
(Address of principal executive offices)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company.   Yes  ☐      No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2007) was $3,436.0 million.

At January 31, 2008 the number of shares of common stock outstanding was 81,396,967.

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive 2008 Proxy Statement.

TRINITY INDUSTRIES, INC.

FORM 10-K

	Caption	Page

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	12
Item 2.	Properties	13
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	13

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
Item 6.	Selected Financial Data	16
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 8.	Financial Statements and Supplementary Data	32
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	72
Item 9A.	Controls and Procedures	72
Item 9B.	Other Information	72

PART III
Item 10.	Directors, Executive Officers and Corporate Governance	73
Item 11.	Executive Compensation	73
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	73
Item 13.	Certain Relationships and Related Transactions, and Director Independence	74
Item 14.	Principal Accountant Fees and Services	74

PART IV
Item 15.	Exhibits and Financial Statement Schedules	75
By-Laws, as amended
Certificate of Incorporation of Trinity North Amercian Freight Car, Inc.
Bylaws of Trinity North American Freight Car, Inc.
Certificate of Formation of Trinity Parts & Components, LLC LLC
Limited Liability Company Agreement of Trinity Parts & Components, LLC
Pass Through Trust Agreement
Trust Indenture and Security Agreement
Trust Indenture and Security Agreement
Trust Indenture and Security Agreement
Form of Amended and Restated Executive Agreement
Form of Amended and Restated Executive Severance Agreement
Amendment No. 5 to Supplemental Profit Sharing Plan
Form of Restricted Stock Grant Agreement
Form of Restricted Stock Unit Agreement
Form of 2008 Deferred Compensation Plan and Agreement
Short-Term Management Incentive Plan
Equipment Lease Agreement (TRLI 2001-1A)
Participation Agreement (TRLI 2001-1A)
Equipment Lease Agreement (TRLI 2001-1B)
Participation Agreement (TRLI 2001-1B)
Equipment Lease Agreement (TRLI 2001-1C)
Participation Agreement (TRLI 2001-1C)
Equipment Lease Agreement (TRLIII 2003-1A)
Participation Agreement (TRLIII 2003-1A)
Trinity Lease Agreement (TRLIII 2003-1B)
Participation Agreement (TRLIII 2003-1B)
Equipment Lease Agreement (TRLIII 2003-1C)
Participation Agreement (TRLIII 2003-1C)
Equipment Lease Agreement (TRLIV 2004-1A)
Participation Agreement (TRLIV 2004-1A)
Retirement Transition Agreement
Computation of Ratio of Earnings to Fixed Charges
Listing of Subsidiaries
Rule 13a-15(e) and 15d-15(e) Certification of CEO
Rule 13a-15(e) and 15d-15(e) Certification of CFO
Certification Pursuant to Section 906
Certification Pursuant to Section 906

i

PART I

Item 1.	Business.

General Development of Business.  Trinity Industries, Inc., (“Trinity”, “Company”, “we”, or “our”) headquartered in Dallas, Texas, is a multi-industry company that owns a variety of market-leading businesses which provide products and services to the industrial, energy, transportation, and construction sectors. Trinity was incorporated in 1933.

Trinity became a Delaware Corporation in 1987. Our principal executive offices are located at 2525 Stemmons Freeway, Dallas, Texas 75207-2401, our telephone number is 214-631-4420, and our Internet website address is www.trin.net.

Financial Information About Industry Segments.  Financial information about our industry segments for the years ended December 31, 2007, 2006, and 2005 is presented in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Narrative Description of Business.  We manufacture and sell railcars and railcar parts, inland barges, concrete and aggregates, highway products, beams and girders used in highway construction, tank containers, a variety of steel parts, and structural wind towers. In addition, we lease railcars to our customers through a captive leasing business, Trinity Industries Leasing Company.

We serve our customers through five business groups:

Rail Group.  Through wholly owned subsidiaries, our Rail Group is the leading freight railcar manufacturer in North America (“Trinity Rail Group”). We provide a full complement of railcars used for transporting a wide variety of liquids, gases, and dry cargo.

Trinity Rail Group provides a complete array of railcar solutions for our customers. We manufacture a full line of railcars, including:

•	Auto Carrier Cars — Auto carrier cars transport automobiles and a variety of other vehicles.

•	Box Cars — Box cars transport products such as food products, auto parts, wood products, and paper.

•	Gondola Cars — Rotary gondola cars are primarily used for coal service. Top-loading gondola cars transport a variety of other heavy bulk commodities such as scrap metals and steel products.

•	Hopper Cars — Covered hopper cars carry cargo such as grain, distillers dried grain, dry fertilizer, plastic pellets, and cement. Open-top hoppers are most often used to haul coal.

•	Intermodal Cars — Intermodal cars transport intermodal containers and trailers, which are generally interchangeable among railcar, truck, and ship.

•	Specialty Cars — Specialty cars are designed to address the special needs of a particular industry or customer, such as waste-hauling gondolas, side dump cars, and pressure differential cars used to haul fine grain food products such as starch and flour.

•	Tank Cars — Tank cars transport products such as liquefied petroleum products, alcohol and renewable fuels, liquid fertilizer, and food and grain products such as vegetable oil and corn syrup.

We produce the widest range of railcars in the industry allowing us to capitalize on changing industry trends and developing market opportunities. We also provide a variety of railcar components for the North American market from our plants in the United States and Mexico. We manufacture and sell railcar parts used in manufacturing and repairing railcars, such as auto carrier doors and accessories, discharge gates, yokes, couplers, axles, and hitches. We also have two repair and coating facilities located in Texas.

Our customers include railroads, leasing companies, and shippers of products, such as utilities, petrochemical companies, grain shippers, and major construction and industrial companies. We compete against five major railcar manufacturers in the North American market.

For the year ended December 31, 2007, we shipped approximately 27,370 railcars, or approximately 42% of total North American railcar shipments. Our railcar order backlog as of December 31, 2007 was approximately 31,870 railcars. Approximately 44% of our railcar total backlog was dedicated to sales to external customers, which includes approximately 17% of our total backlog dedicated to TRIP Rail Leasing LLC (“TRIP”). The remaining approximately 56% of our railcar backlog was dedicated to our Rail Leasing and Management Services Group of which 100% have operating lease agreements for these railcars with external customers. The final amount dedicated to the Rail Leasing and Management Services Group may vary by the time of delivery. Our railcar order backlog represents approximately 42% of the total North American railcar backlog.

We hold patents of varying duration for use in our manufacture of railcar and component products. We believe patents offer a marketing advantage in certain circumstances. No material revenues are received from licensing of these patents.

Railcar Leasing and Management Services Group.  Through wholly owned subsidiaries, primarily Trinity Industries Leasing Company (“TILC”), we lease tank cars and freight cars. Our Railcar Leasing and Management Services Group (“Leasing Group”) is a provider of leasing and management services and is an important strategic resource that uniquely links our Rail Group with our customers. Trinity Rail Group and TILC coordinate sales and marketing activities under the registered trade name TrinityRail®, thereby providing a single point of contact for railroads and shippers seeking solutions to their rail equipment and service needs. The Leasing Group provides us with revenue, earnings, and cash flow diversification.

Our railcars are leased to railroads, shippers, and various other companies that supply their own railcars to the railroads. These companies span the petroleum, chemical, agricultural, and energy industries, among others. Substantially all of our owned railcars are purchased from and manufactured by our Rail Group at prices comparable to the prices for railcars sold by our Rail Group to third parties. The terms of our railcar leases generally vary from one to twenty years and provide for fixed monthly rentals, with an additional mileage charge when usage exceeds a specified maximum. A small percentage of our fleet is leased on a per diem basis. As of December 31, 2007, our lease fleet included approximately 36,090 owned or leased railcars that were 99.2% utilized. Of this total, approximately 25,840 railcars were owned by TILC and approximately 10,250 railcars were leased in a sale leaseback transaction.

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

Construction Products Group.  Through wholly owned subsidiaries, our Construction Products Group produces concrete, aggregates, and asphalt and manufactures highway products as well as beams and girders used in highway bridge construction. Many of these lines of business are seasonal and revenues are impacted by weather conditions.

We are a leader in the supply of ready mix concrete in certain areas of Texas. We also have plant locations in Arkansas and Louisiana. Our customers for concrete include contractors and subcontractors in the construction and foundation industry who are located near our plant locations. We also distribute construction aggregates, such as crushed stone, sand and gravel, asphalt rock, and recycled concrete in several larger Texas cities. Our aggregates customers are mostly other concrete producers, paving contractors, and other consumers of aggregates. We compete with ready mix concrete producers and aggregate producers located in the regions where we operate.

In 2007, we entered into the asphalt business in certain areas of Texas. We produce and sell asphalt material to state agencies and contractors for road surface and repair. Our customers are located in close proximity to our asphalt plants.

In highway products, we are the only full line producer of guardrails, crash cushions, and other protective barriers that dissipate the force of impact in collisions between vehicles and fixed roadside objects. We believe we are the largest highway guardrail manufacturer in the United States, based on revenues, with a comprehensive nationwide guardrail supply network. The Federal Highway Administration determines which products are eligible for federal funds for highway projects and has approved most of our products as acceptable permanent and construction zone highway hardware according to requirements of the National Cooperative Highway Research Program.

Our crash cushions and other protective barriers include multiple proprietary products manufactured through various product license agreements with certain public and private research organizations and inventors. We hold patents and are a licensee for certain of our guardrail and end-treatment products that enhance our competitive position for these products.

We sell highway products in Canada, Mexico, and all 50 of the United States. We also export our proprietary highway products to certain other countries. We compete against several national and regional guardrail manufacturers.

We manufacture structural steel beams and girders for the construction of new, restored, or replacement railroad bridges, county, municipal, and state highway bridges, and power generation plants. We sell bridge construction and support products primarily to owners, general contractors, and subcontractors on highway and railroad construction projects. In 2008, we plan to exit this business. We also manufacture the bodies of off-road mining dump trucks.

Inland Barge Group.  Through wholly owned subsidiaries, we are the leading manufacturer of inland barges in the United States and the largest manufacturer of fiberglass barge covers. We manufacture a variety of dry cargo barges, such as deck barges, and open or covered hopper barges that transport various commodities, such as grain, coal, and aggregates. We also manufacture tank barges used to transport liquid products. Our fiberglass reinforced lift covers are used primarily for grain barges while our rolling covers are used for other bulk commodities. Our four barge manufacturing facilities are located along the United States inland river systems allowing for rapid delivery to our customers. Our barge order backlog as of December 31, 2007 was approximately $752.8 million.

Our primary Inland Barge customers are commercial marine transportation companies. Many companies have the capability to enter into, and from time to time do enter into, the inland barge manufacturing business. We strive to compete through operational efficiency and quality products.

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

We are a leading manufacturer of structural wind towers in North America. We manufacture structural wind towers for use in the wind energy market. These towers are manufactured in the United States and Mexico to customer specifications and installed by our customers. Our customers are generally turbine producers. Our structural wind tower order backlog as of December 31, 2007 was approximately $702.4 million.

There are a number of well-established entities that actively compete with us in the business of manufacturing energy equipment.

All Other.  All Other includes our captive insurance and transportation companies; legal, environmental, and upkeep costs associated with non-operating facilities; other peripheral businesses; and the change in market valuation related to ineffective commodity hedges.

Foreign Operations.  Trinity’s foreign operations are primarily located in Mexico. Continuing operations included sales to foreign customers, primarily in Mexico, which represented 1.9%, 2.5%, and 2.2% of our consolidated revenues for the years ended December 31, 2007, 2006, and 2005, respectively. As of December 31, 2007, 2006, and 2005, we had approximately 6.0%, 5.1%, and 5.7% of our long-lived assets not held for sale located outside the United States.

We manufacture railcars, propane tank containers, tank heads, structural wind towers, and other parts at our Mexico facilities for export to the United States and other countries. Any material change in the quotas, regulations, or duties on imports imposed by the United States government and its agencies or on exports imposed by the government of Mexico or its agencies could adversely affect our operations in Mexico. Our foreign activities are also subject to various other risks of doing business in foreign countries, including currency fluctuations, political changes, changes in laws and regulations, and economic instability. Although our operations have not been materially affected by any of these factors to date, any substantial disruption of business as it is currently conducted could adversely affect our operations at least in the short term.

Backlog.  As of December 31, 2007, our backlog for new railcars was approximately $2.7 billion, approximately $752.8 million for Inland Barge products, and approximately $702.4 million for structural wind towers. Included in the railcar backlog was approximately $1,426.7 million of railcars to be sold to our Leasing Group of which 100% have lease agreements for these railcars with external customers. A majority of our backlog is expected to be delivered in the 12 months ending December 31, 2008. In 2006, the Inland Barge Group entered into a multi-year sales agreement for dry cargo barges with deliveries beginning in 2007. Deliveries for 2008 are included in the backlog at this time; deliveries beyond 2008 are not included in the backlog as specific production quantities for future years have not been determined.

As of December 31, 2006, our backlog for new railcars was approximately $2.9 billion, $463.6 million for Inland Barge products, and $248.5 million for structural wind towers. Included in the railcar backlog was $1,501.3 million of railcars to be sold to our Leasing Group.

Marketing.  We sell substantially all of our products and services through our own sales personnel operating from offices in the following states and foreign countries: Arkansas, California, Connecticut, Florida, Georgia, Illinois, Kentucky, Louisiana, Minnesota, Missouri, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, South Dakota, Tennessee, Texas, Utah, Washington, Canada, Mexico, and Sweden. We also use independent sales representatives to a limited extent.

Raw Materials and Suppliers.

Railcar Specialty Components and Steel.  Products manufactured at our railcar manufacturing facilities require a significant supply of raw materials such as steel, as well as numerous specialty components such as brakes, wheels, axles, side frames, bolsters, and bearings. Specialty components and steel purchased from third parties comprise approximately 50% of the production cost of each railcar. Although the number of alternative suppliers of specialty components has declined in recent years, at least two suppliers continue to produce most components. However, any unanticipated interruption in the supply chain of specialty components would have an impact on both our margins and production schedules.

The principal material used in our Rail, Inland Barge, and Energy Equipment Groups is steel. During 2007, the prices of steel we purchased increased at a much lower rate than in prior years and general price increases announced by the steel producers were mitigated through contract purchases. Steel prices have been and may be volatile as a result of scrap surcharges assessed by steel production facilities. Supply was sufficient to support our manufacturing requirements. The prices for component parts purchased in 2007 increased over base prices paid in 2006. We used escalation clauses and other arrangements with our customers to reduce the impact of these cost increases, thus minimizing the effect on our operating margins for the year.

In general, we believe there is enough capacity in the supply industry to meet current production levels. We believe the existing contracts and other relationships we have in place will meet our current production forecasts. However, any unanticipated interruption in our supply chain could have an adverse impact on both our margins and production schedules.

Aggregates.  Aggregates can be found throughout the United States, and many producers exist nationwide. However, as a general rule, shipments from an individual quarry are limited in geographic scope because the cost of transporting processed aggregates to customers is high in relation to the value of the product itself. We operate 15 mining facilities strategically located in Texas and Louisiana to fulfill some of our needs for aggregates.

Cement.  Cement required for the Concrete & Aggregates business is received primarily from Texas and overseas. In 2007, the supply of cement was sufficient in our markets to meet demand. We have not experienced difficulties supplying concrete to our customers.

Employees.  The following table presents the approximate breakdown of employees by business group:

December 31,
Business Group	2007

Rail Group	7,470
Construction Products Group	2,020
Inland Barge Group	1,840
Energy Equipment Group	2,370
Railcar Leasing and Management Services Group	110
All Other	410
Corporate	180

14,400

As of December 31, 2007, approximately 9,460 employees were employed in the United States and approximately 4,940 employees were employed in Mexico.

Acquisitions and Divestitures.  See Note 2 Acquisitions and Divestitures.

Environmental Matters.  We are subject to comprehensive federal, state, local, and foreign environmental laws and regulations relating to the release or discharge of materials into the environment; the management, use, processing, handling, storage, transport, and disposal of hazardous and non-hazardous waste and materials; and other activities relating to the protection of human health and the environment. Such laws and regulations not only expose us to liability for our own acts, but also may expose us to liability for the acts of others or for our actions which were in compliance with all applicable laws at the time these actions were taken. In addition, such laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Our operations that involve hazardous materials also raise potential risks of liability under common law.

Environmental operating permits are, or may be, required for our operations under these laws and regulations. These operating permits are subject to modification, renewal, and revocation. We regularly monitor and review our operations, procedures, and policies for compliance with these laws and regulations. Despite these compliance efforts, risk of environmental liability is inherent in the operation of our businesses, as it is with other companies engaged in similar businesses. We believe that our operations and facilities owned, managed, or leased, are in substantial compliance with applicable laws and regulations and that any non-compliance is not likely to have a material adverse effect on our operations or financial condition.

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

We believe that our highway products are in substantial compliance with all applicable standards and specifications. We cannot predict whether future changes in these standards and specifications, would have a material adverse effect on our financial condition and operations.

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

Executive Officers of the Company.  The following table sets forth the names and ages of all of our executive officers, their positions and offices presently held by them, the year each person first became an executive officer and the term of each person’s office:

			Officer	Term
Name(1)	Age	Office	Since	Expires

Timothy R. Wallace	54	Chairman, President and Chief Executive Officer	1985	May 2008
William A. McWhirter II	43	Senior Vice President and Chief Financial Officer	2005	May 2008
D. Stephen Menzies	52	Senior Vice President and Group President	2001	May 2008
Mark W. Stiles	59	Senior Vice President and Group President	1993	May 2008
Madhuri A. Andrews	41	Vice President, Information Technology	2008	May 2008
Donald G. Collum	59	Vice President, Chief Audit Executive	2005	May 2008
Andrea F. Cowan	45	Vice President, Human Resources and Shared Services	2001	May 2008
Virginia C. Gray, Ph.D.	48	Vice President, Organizational Development	2007	May 2008
Paul M. Jolas	43	Deputy General Counsel-Corporate and Transactions and Corporate Secretary	2007	May 2008
Adrian E. Lee	57	Vice President of Strategic Sourcing	2007	May 2008
John M. Lee	47	Vice President, Business Development	1994	May 2008
Charles Michel	54	Vice President, Controller and Chief Accounting Officer	2001	May 2008
James E. Perry	36	Vice President, Finance and Treasurer	2005	May 2008
S. Theis Rice	57	Vice President, Chief Legal Officer	2002	May 2008

(1)	Ms. Andrews joined us in 2008 as Vice President, Information Technology and brings over 10 years of experience driving technological improvements at global companies in a variety of industries. Since January 2002, she led the information technology organization for a major semiconductor design and manufacturing company. Prior to that, she led the information technology organization for the Americas division of a global semiconductor company for five years. Mr. Collum joined us in 2004 and was appointed Vice President, Chief Audit Executive in May 2005. Prior to that, he served as President and Chief Executive Officer of a manufacturing company and previously was an Audit Partner with Arthur Young & Co. (now Ernst & Young). Mr. Perry joined us in 2004 and was appointed Treasurer in April 2005. Prior to that, he served as Senior Vice President of Finance for a teleservices company. Dr. Gray joined us in 2007 and was appointed Vice President, Organizational Development. Prior to that, she was President of a consulting firm focused on improving organizational effectiveness. Dr. Gray has more than 13 years of experience in the field of Industrial/Organizational Psychology. Mr. Jolas joined us in 2006 as Deputy General Counsel — Corporate and Transactions and was appointed Corporate Secretary in May 2007. Prior to that, he was Senior Regional Counsel — Texas Division for KB Home, a Fortune 500 public company engaged in the homebuilding business, from 2004 to 2006 and General Counsel, Executive Vice President and Corporate Secretary of Radiologix, Inc., a public company engaged in diagnostic imaging services, from 1996 to 2003. Mr. Jolas has more than 18 years of legal experience in law firm and in-house legal positions. Mr. Adrian Lee joined us in 2006 and was appointed to Vice President of Strategic Sourcing in 2007. Prior to that, he was the Group Purchasing Manager for the Water

Transmission Group of Ameron International since 1997. All of the other above-mentioned executive officers have been in full time employment of Trinity or its subsidiaries for more than five years. Although the titles of certain such officers have changed during the past five years, all have performed essentially the same duties during such period of time with the exception of Mr. McWhirter, Mr. Menzies, and Mr. Rice. Mr. McWhirter joined the Company in 1985 and held various accounting positions until 1992, when he became a business group officer. In 1999, he was elected to a corporate position as Vice President for Mergers and Acquisitions. In 2001, he was named Executive Vice President of a business group. In March 2005, he became Vice President and Chief Financial Officer. Mr. Menzies joined us in 2001 as President of Trinity Industries Leasing Company. In 2006, he became Senior Vice President and Group President for TrinityRail®. Mr. Rice served as President of our European operations before being elected to his present position in March 2002.

Item 1A.	Risk Factors.

There are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the Securities and Exchange Commission (“SEC”), news releases, reports, proxy statements, registration statements, and other written communications, as well as oral forward-looking statements made from time to time by representatives of our Company. These risks and uncertainties include, but are not limited to, the risks described below. Additional risks and uncertainties not presently known to us or that we currently deem immaterial but that which may become material in the future also may impair our business operations. The cautionary statements below discuss important factors that could cause our business, financial condition, operating results, and cash flows to be materially adversely affected. Accordingly, readers are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

The cyclical nature of our business results in lower revenues during economic downturns.  We operate in cyclical industries. Downturns in overall economic conditions usually have a significant adverse effect on cyclical industries due to decreased demand for new and replacement products. Decreased demand could result in lower sales volumes, lower prices, and/or a loss of profits. The railcar, barge, and wind energy industries have previously experienced deep down cycles and operated with a minimal backlog. If a down cycle were to return in one or more of these cyclical businesses, we could experience losses and close plants, suspend production, and incur related costs.

Litigation claims could increase our costs and weaken our financial condition.  We and our subsidiaries are currently, and may from time to time be, involved in various legal proceedings arising out of our operations. Adverse outcomes in some or all of these claims could result in significant monetary damages against us that could increase our costs and weaken our financial condition. While we maintain reserves for reasonably estimable liability and liability insurance at coverage levels based upon commercial norms in our industries, our reserves may be inadequate to cover the uninsured portion of claims or lawsuits or any future claims or lawsuits arising from our businesses for which we are judged liable, and any such claims or lawsuits could have a material adverse effect on our business, operations or overall financial condition.

Increases in the price and demand for steel and other component parts could lower our margins and profitability.  The principal material used in our Rail, Inland Barge, and Energy Equipment Groups is steel. During 2007, the prices of steel we purchased increased at a much lower rate than in prior years and general price increases announced by the steel producers were partially mitigated through contract purchases. Steel prices have been and may be volatile as a result of scrap surcharges assessed by steel production facilities. Supply was sufficient to support our manufacturing requirements. The prices for component parts purchased in 2007 increased over base prices paid in 2006. We used escalation clauses and other arrangements with our customers to reduce the impact of these cost increases, thus minimizing the effect on our operating margins for the year.

In general, we believe there is enough capacity in the supply industry to meet current production levels. We believe our existing contracts and other relationships we have developed will meet our current production forecasts. However, any unanticipated interruption in our supply chain could have an adverse impact on both our margins and production schedules.

We have potential exposure to environmental liabilities, which may increase costs and lower profitability.  Our operations are subject to extensive federal, state, and local environmental laws and regulations, including those dealing with air quality and the handling and disposal of waste products, fuel products, and hazardous substances. In particular, we may incur investigation, remediation, and related expenses related to property conditions that we inherited after acquiring older manufacturing facilities that were constructed and operated before the adoption of current environmental laws. Further, some of the products we manufacture are used to transport hazardous materials.

Although we conduct due diligence inquiries and analysis with respect to environmental matters in connection with acquisitions, we may be unable to identify or be indemnified for all potential environmental liabilities relating to any acquired business. Environmental liabilities incurred by us, if not covered by adequate insurance or indemnification, will increase our respective costs and have a negative impact on our profitability.

We operate in highly competitive industries, which may impact our financial results.  We face aggressive competition in all geographic markets and each industry sector in which we operate. As a result, competition on pricing is often intense. The effect of this competition could reduce our revenues, limit our ability to grow, increase pricing pressure on our products, and otherwise affect our financial results.

If our railcar leasing subsidiary is unable to obtain acceptable long-term financing of its railcar lease fleet, our lenders may foreclose on the portion of our lease fleet that secures our warehouse facility.  TILC, our wholly owned captive leasing subsidiary, uses borrowings under a warehouse facility to initially finance the railcars it purchases from our rail manufacturing business. Borrowings under the warehouse facility are secured by the specific railcars financed by such borrowings and the underlying leases. The warehouse facility is non-recourse to us and to our subsidiaries other than Trinity Rail Leasing Trust II (“TRL II”) a qualified subsidiary of TILC that is the borrower under the warehouse facility. Borrowings under the warehouse facility are available through August 2009, and unless renewed would be payable in three equal installments in February 2010, August 2010, and February 2011. A decline in the value of the railcars securing borrowings under the warehouse facility or in the creditworthiness of the lessees under the associated leases could reduce TRL II’s ability to obtain long-term financing for such railcars. Additionally, fluctuations in interest rates from the time TRL II purchases railcars with short-term borrowings under the warehouse facility and the time TRL II obtains permanent financing for such railcars could decrease our profitability on the leasing of the railcars and could have an adverse impact on our financial results. If TRL II is unable to obtain long-term financing to replace borrowings under the warehouse facility, Trinity may decide to satisfy TRL II’s indebtedness under the warehouse facility or the lenders under the warehouse facility may foreclose on the portion of TRL II’s lease fleet pledged to secure this facility. As of December 31, 2007, there was $309.8 million of indebtedness outstanding and $90.2 million was available under the warehouse facility. In February 2008, this facility was increased to $600 million with the availability period of the facility remaining through August 2009.

We may be unable to re-market leased railcars on favorable terms, which could result in lower lease utilization rates and reduced revenues.  The profitability of our railcar leasing business is dependent in part on our ability to re-lease or sell railcars we own upon the expiration of existing lease terms. Our ability to re-lease or sell leased railcars profitably is dependent upon several factors, including, among others:

•	the cost of and demand for newer or specific use models;

•	the availability in the market generally of other used or new railcars;

•	the degree of obsolescence of leased railcars;

•	the prevailing market and economic conditions, including interest and inflation rates;

•	the need for refurbishment;

•	the cost of materials and labor; and

•	the volume of railcar traffic.

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

Fluctuations in the supply of component parts used in the production of our railcar-related and structural wind tower products could have a material adverse effect on our ability to cost-effectively manufacture and sell our products.  A significant portion of our business depends on the adequate supply of numerous specialty components such as brakes, wheels, side frames, bolsters, bearings, and flanges at competitive prices. We depend on third-party suppliers for a significant portion of our component part needs. Specialty components comprise a significant portion of the production cost of each railcar we manufacture. Due to consolidations and challenging industry conditions, the number of alternative suppliers of specialty components has declined in recent years, though generally a minimum of two suppliers continue to produce each type of component we use in our products. While we endeavor to be diligent in contractual relationships with our suppliers, a significant decrease in the availability of specialty components could materially increase our cost of goods sold or prevent us from manufacturing our products on a timely basis.

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

Our manufacturer’s warranties expose us to potentially significant claims.  Depending on the product, we warrant against manufacturing defects due to our workmanship and certain materials pursuant to express limited contractual warranties. Accordingly, we may be subject to significant warranty claims in the future such as multiple claims based on one defect repeated throughout our mass production process or claims for which the cost of repairing or replacing the defective part is highly disproportionate to the original cost of the part. These types of warranty claims could result in costly product recalls, significant repair costs, and damage to our reputation.

Increasing insurance claims and expenses could lower profitability and increase business risk.  The nature of our business subjects us to product liability, property damage, and personal injury claims, especially in connection with the repair and manufacture of products that transport hazardous, toxic or volatile materials. We maintain reserves for reasonably estimable liability and liability insurance coverage at levels based upon commercial norms in the industries in which we operate and our historical claims experience. Over the last several years, insurance carriers have raised premiums for many companies operating in our industries. Increased premiums may further increase our insurance expense as coverage expires or otherwise cause us to raise our self-insured retention. If the number or severity of claims within our self-insured retention increases, we could suffer costs in excess of our reserves. An unusually large liability claim or a string of claims based on a failure repeated throughout our mass production process may exceed our insurance coverage or result in direct damages if we were unable or elected not to insure against certain hazards because of high premiums or other reasons. In addition, the availability of, and our ability to collect on, insurance coverage is often subject to factors beyond our control. Moreover, any accident or incident involving us, even if we are fully insured or not held to be liable, could negatively affect our reputation among customers and the public, thereby making it more difficult for us to compete effectively, and could significantly affect the cost and availability of insurance in the future.

Risks related to our operations outside of the United States could decrease our profitability.  Our operations outside of the United States are subject to the risks associated with cross-border business transactions and activities. Political, legal, trade, or economic changes or instability could limit or curtail our respective foreign business activities and operations. Some foreign countries where we operate have regulatory authorities that regulate railroad safety, railcar design and railcar component part design, performance, and manufacture of equipment used on their railroad systems. If we fail to obtain and maintain certifications of our railcars and railcar parts within the various foreign countries where we operate, we may be unable to market and sell our railcars in those countries. In addition, unexpected changes in regulatory requirements, tariffs and other trade barriers, more stringent rules relating to labor or the environment, adverse tax consequences, and price exchange controls could limit operations and make the manufacture and distribution of our products difficult. Furthermore, any material change in the quotas, regulations, or duties on imports imposed by the United States government and agencies, or on exports by the government of Mexico or its agencies, could affect our ability to export products that we manufacture in Mexico.

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

Violations of or changes in the regulatory requirements applicable to the industries in which we operate may increase our operating costs.  We are subject to extensive regulation by governmental regulatory and industry authorities. Our railcar operations are subject to regulation by the United States Environmental Protection Agency; the Research and Special Programs Administration, a division of the United States Department of Transportation; the Federal Railroad Administration, a division of the United States Department of Transportation; and the Association of American Railroads. These organizations establish rules and regulations for the railcar industry, including construction specifications and standards for the design and manufacture of railcars; mechanical, maintenance, and related standards for railcars; safety of railroad equipment, tracks, and operations; and packaging and transportation of hazardous or toxic materials. Future changes that affect compliance costs may have a material adverse effect on our financial condition and operations.

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

We may be required to reduce our inventory carrying values, which would negatively impact our financial condition and results of operations.  To support our production line continuity, we ended 2007 with a higher level of railcars in our finished goods inventory than in 2006, due to our decision to build railcars in anticipation of demand from TILC and external customers, including TRIP. We expect to sell this inventory in the normal course of business. We are required to record all our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments in respect to demand requirements and compare those with the current or committed inventory levels. We have historically recorded reductions in inventory carrying values when product lines are discontinued or market conditions change as a result of changes in demand requirements. We may be required to reduce inventory carrying values in the future due to a severe decline in market conditions, which could have an adverse effect on our financial condition and results of operations.

We may be required to reduce the value of our long-lived assets and/or goodwill, which would weaken our results of operations.  We periodically evaluate for potential impairment the carrying values of our long-lived assets to be held and used. The carrying value of a long-lived asset to be held and used is considered impaired when the carrying value is not recoverable through undiscounted future cash flows and the fair value of the asset is less than the carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced commensurate with the estimated cost to dispose of the assets. In addition, we are required, at least annually, to evaluate goodwill related to acquired businesses for potential impairment indicators that are based primarily on market conditions in the United States and the operational performance of our reporting units. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss related to reductions in the value of our long-lived assets or our goodwill could weaken our financial condition and results of operations.

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

We principally operate in various locations throughout the United States and in Mexico all of which are considered to be in good condition, well maintained, and adequate for our purposes.

	Approximate		Productive
	Square Feet		Capacity
	Owned	Leased	Utilized

Rail Group	5,768,300	310,800	84%
Construction Products Group	1,027,000	—	85%
Inland Barge Group	897,800	47,900	96%
Energy Equipment Group	1,446,500	12,000	81%
Executive Offices	173,000	—	N/A

	9,312,600	370,700

Item 3.	Legal Proceedings.

See Note 19 Commitments and Contingencies.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange with the ticker symbol “TRN”. The following table shows the price range of our common stock for the years ended December 31, 2007 and 2006.

	Prices
Year Ended December 31, 2007	High	Low

Quarter ended March 31, 2007	$44.70	$34.26
Quarter ended June 30, 2007	47.94	40.04
Quarter ended September 30, 2007	46.89	33.10
Quarter ended December 31, 2007	40.01	24.32

Year Ended December 31, 2006	High	Low

Quarter ended March 31, 2006	$38.00	$28.50
Quarter ended June 30, 2006	47.70	30.43
Quarter ended September 30, 2006	40.16	30.67
Quarter ended December 31, 2006	39.73	30.92

Our transfer agent and registrar as of December 31, 2007 was American Stock Transfer & Trust Company.

Holders

At December 31, 2007, we had approximately 1,778 record holders of common stock. The par value of the common stock is $1.00 per share.

Dividends

Trinity has paid 175 consecutive quarterly dividends. The quarterly dividend was increased to $0.07 per common share effective with the October 2007 payment, an increase of over 16% as compared to the July 2007 payment. This compares to $0.06 per common share, where it had been since July 2006. Quarterly dividends declared by Trinity for the years ended December 31, 2007 and 2006 are as follows:

	Years Ended December 31,
	2007	2006

Quarter ended March 31,	$0.06	$0.045	(a)
Quarter ended June 30,	0.06	$0.045	(a)
Quarter ended September 30,	0.07	0.06
Quarter ended December 31,	0.07	0.06

Total	$0.26	$0.21

(a)	Dividend is split adjusted for the first and second quarters of 2006.

Recent Sales of Unregistered Securities

None.

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares the Company’s cumulative total stockholder return (assuming reinvestment of dividends) during the five-year period ended December 31, 2007 with an overall stock market index (New York Stock Exchange index) and the Company’s peer group index (Dow Jones Commercial Vehicles & Trucks Index). The data in the graph assumes $100 was invested on December 31, 2002.

	2002	2003	2004	2005	2006	2007
Trinity Industries, Inc.	100	165	183	239	288	229
Dow Jones Commercial Vehicles & Trucks Index	100	164	201	219	281	406
New York Stock Exchange Index	100	130	146	158	186	195

Issuer Purchases of Equity Securities

This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended December 31, 2007:

Maximum
Number (or
			Total Number of	Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as	Shares (or Units)
			Part of Publicly	that May Yet Be
	Number of	Average Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the Plans
Period	Purchased(1)	Share(1)	Programs	or Programs

October 1, 2007 through October 31, 2007	—	—	—	—
November 1, 2007 through November 30, 2007	—	—	—	—
December 1, 2007 through December 31, 2007	104,200	$27.51	104,200	$197,133,231

Total	104,200	$27.51	104,200	$197,133,231

(1)	These columns include the following transaction during the three months ended December 31, 2007: (i) the purchase of 104,200 shares of Common Stock on the open market as part of the Stock Repurchase Program. This Stock Repurchase Program was authorized by the Company’s Board of Directors on December 13, 2007 allowing the Company to repurchase $200 million of its common stock through December 31, 2009. As of December 31, 2007, 104,200 shares with a value of approximately $2.9 million have been repurchased under this program.

Item 6.	Selected Financial Data.

The following financial information for the five years ended December 31, 2007 has been derived from our audited consolidated financial statements. Historical information has been reclassified to conform to the 2007 presentation of discontinued operations. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere herein.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(in millions, except percent and per share data)

Statement of Operations Data:
Revenues	$3,832.8	$3,218.9	$2,709.7	$1,965.0	$1,259.9
Operating profit	512.8	382.6	204.1	7.7	18.5
Income (loss) from continuing operations	293.8	215.5	110.5	(14.3)	(2.6)
Discontinued operations:
Gain on sales of discontinued operations, net of provision for income taxes of $12.2	—	20.4	—	—	—
Income (loss) from discontinued operations, net of provision (benefit) for income taxes of $(0.2), $(1.7), $(8.3), $1.5 and $2.1	(0.7)	(5.8)	(24.2)	5.0	(7.4)

Net income (loss)	$293.1	$230.1	$86.3	$(9.3)	$(10.0)

Net income (loss) applicable to common shareholders	$293.1	$230.1	$83.1	$(12.4)	$(11.6)

Net income (loss) applicable to common shareholders per common share:
Basic:
Continuing operations	$3.73	$2.80	$1.51	$(0.25)	$(0.06)
Discontinued operations	(0.01)	0.19	(0.34)	0.07	(0.11)

	$3.72	$2.99	$1.17	$(0.18)	$(0.17)

Diluted:
Continuing operations	$3.65	$2.72	$1.44	$(0.25)	$(0.06)
Discontinued operations	0.00	0.18	(0.31)	0.07	(0.11)

	$3.65	$2.90	$1.13	$(0.18)	$(0.17)

Weighted average number of shares outstanding:
Basic	78.7	76.9	71.0	69.8	68.4
Diluted	80.4	79.3	76.7	69.8	68.4
Dividends declared per common share	$0.26	$0.21	$0.17	$0.16	$0.16
Balance Sheet Data:
Total assets	$4,043.2	$3,425.6	$2,586.5	$2,210.2	$2,007.9
Debt — recourse	730.3	772.4	432.7	475.3	298.5
Debt — non-recourse	643.9	426.5	256.3	42.7	96.7
Series B Preferred Stock	—	—	58.7	58.2	57.8
Stockholders’ equity	$1,726.7	$1,403.5	$1,114.4	$1,012.9	$1,003.8
Ratio of total debt to total capital	44.3%	46.1%	37.0%	32.6%	27.1%
Book value per share	$21.21	$17.54	$15.04	$14.13	$14.36

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Overview

Trinity Industries, Inc., headquartered in Dallas, Texas, is a multi-industry company that owns a variety of market-leading businesses which provides products and services for the industrial, energy, transportation, and construction sectors. We operate in five distinct business groups which we report on a segment basis: the Rail Group, Construction Products Group, Inland Barge Group, Energy Equipment Group, and Railcar Leasing and Management Services Group. We also report All Other which includes the Company’s captive insurance and transportation companies, legal and environmental costs associated with non-operating facilities, other peripheral businesses, and the change in market valuation related to ineffective commodity hedges.

Our Rail and Inland Barge Groups and our structural wind towers business operate in cyclical industries. In 2007, we continued to experience strong industrial activity in the manufacturing sector. We continually assess our manufacturing capacity and take steps to align our production facilities in line with the nature of the demand. Our Construction Products and Energy Equipment Groups are subject to seasonal fluctuations with the first quarter historically being the weakest quarter. Fluctuations in the Railcar Leasing and Management Services Group are primarily driven by car sales from the lease fleet.

Executive Summary

The Company’s revenues for 2007 exceeded $3.8 billion. Our Rail Group provided external revenues of more than $1.5 billion. Operating profit from continuing operations was $512.8 million for 2007. The Rail Group provided the highest operating profits from external revenues of $209.6 million.

We experienced increases in both income from continuing operations and net income over the prior year. Income from continuing operations increased $78.3 million and net income increased $63.0 million.

Capital expenditures for 2007 exceeded $890 million with approximately $700 million utilized for lease fleet additions, net of deferred profit of $138 million.

In 2007, Trinity purchased 20% of the equity in newly-formed TRIP Holdings LLC (“TRIP Holdings”) for $21.3 million. TRIP Holdings provides railcar leasing and management services in North America. Trinity also paid $13.8 million in structuring and placement fees related to the formation of TRIP Holdings that are being expensed on a pro rata basis as railcars are purchased from Trinity by a wholly-owned subsidiary of TRIP Holdings, TRIP Rail Leasing LLC (“TRIP Leasing”). As of December 31, 2007, $5.1 million of these structuring and placement fees have been expensed. TRIP Holding’s remaining equity is held by five investors not related to Trinity or its subsidiaries. Trinity’s remaining equity commitment to TRIP Holdings is $27.7 million, which is expected to be completely funded by 2009. As part of the transaction, TRIP Leasing plans to purchase approximately $1.4 billion in railcars from Trinity’s Rail and Leasing Groups. Purchases of railcars by TRIP Leasing are funded by capital contributions from TRIP Holdings and third party debt. The Company has no obligation to guarantee performance under the debt agreement, guarantee any railcar residual values, shield any parties from losses, or guarantee minimum yields.

We ended 2007 with a backlog in our Rail Group of approximately $2.7 billion consisting of approximately 31,870 railcars. Approximately 44% of our railcar total backlog was dedicated to sales to external customers, which includes approximately 17% of the total backlog of railcars dedicated to TRIP Leasing. The remaining approximately 56% of our railcar backlog was dedicated to the Leasing Group of which 100% have lease agreements for these railcars with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery.

Global Insight, Inc., an independent industry research firm, has estimated that the average age of the North American freight car fleet is approximately 19.3 years, with over 41% older than 25 years and has estimated that United States carload traffic will expand by about 1.6% per year through 2011.

The table below is an average of the January 2008 estimates of approximate industry railcar deliveries for the next 5 years from two independent third party research firms, Global Insight, Inc. and Economic Planning Associates, Inc.

2008	52,600
2009	52,400
2010	59,300
2011	61,700
2012	62,500

TILC purchases a portion of our railcar production, financing a portion of the purchase price through a non-recourse warehouse lending facility and periodically refinances those borrowings through sale/leaseback and other leveraged lease or equipment financing transactions. In 2007, TILC purchased approximately 36.4% of our railcar production, up from 30.9% in 2006. This percentage increase is the result of a strategic decision to grow the lease fleet. On a segment basis, sales to TILC and related profits are included in the operating results of our Rail Group but are eliminated in consolidation.

During 2007, the Construction Products Group, through wholly owned subsidiaries, made a number of acquisitions for the following:

•	an asphalt operation located in East Texas;

•	highway products companies operating under the names of Central Fabricators, Inc. and Central Galvanizing, Inc.;

•	a combined group of East Texas asphalt, ready mix concrete, and aggregates businesses operating under the name Armor Materials; and

•	a number of assets in five separate smaller transactions.

The total cost of the acquisitions was approximately $58.5 million, plus 325,800 shares of Trinity common stock valued at $11.7 million, additional future cash consideration of $10.7 million to be paid during the next three to five years and contingent payments not to exceed $6.0 million paid during the three year period following the acquisition. The final acquisition costs are subject to final adjustments in accordance with the purchase agreements. In connection with the acquisitions, the Construction Products Group recorded goodwill of approximately $41.7 million and other intangible assets of approximately $5.3 million. Annual revenues for the acquired businesses are estimated to be approximately $81.0 million.

Also during 2007, the Construction Products Group sold the following assets:

•	a group of assets located in South Texas including four ready mix concrete facilities;

•	two ready mix concrete facilities located in the North Texas area;

•	three ready mix concrete facilities located in West Texas; and

•	a group of assets located in Houston, Texas which included seven ready mix concrete facilities and an aggregates distribution yard.

Total proceeds from the 2007 dispositions were $42.9 million with an after-tax gain of $9.3 million. Included in the after tax gain of $9.3 million was a goodwill write-off of $1.9 million.

Results of Operations

Years Ended December 31, 2007, 2006, and 2005

Overall Summary for Continuing Operations

Revenues

	Year Ended December 31, 2007
	Revenues			Percent Change
	External	Intersegment	Total	2007 versus 2006
	(in millions, except percents)

Rail Group	$1,540.0	$841.5	$2,381.5	11.2%
Construction Products Group	731.2	1.8	733.0	5.4%
Inland Barge Group	493.2	—	493.2	32.9%
Energy Equipment Group	422.4	11.5	433.9	28.9%
Railcar Leasing and Management Services Group	631.7	—	631.7	108.0%
All Other	14.3	55.5	69.8	26.4%
Eliminations — lease subsidiary	—	(828.5)	(828.5)
Eliminations — other	—	(81.8)	(81.8)

Consolidated Total	$3,832.8	$—	$3,832.8	19.1%

	Year Ended December 31, 2006
	Revenues			Percent Change
	External	Intersegment	Total	2006 versus 2005
	(in millions, except percents)

Rail Group	$1,516.9	$625.7	$2,142.6	18.0%
Construction Products Group	694.0	1.3	695.3	11.9%
Inland Barge Group	371.2	—	371.2	54.2%
Energy Equipment Group	327.6	8.9	336.5	43.3%
Railcar Leasing and Management Services Group	303.5	0.2	303.7	49.1%
All Other	5.7	49.5	55.2	26.0%
Eliminations — lease subsidiary	—	(620.0)	(620.0)
Eliminations — other	—	(65.6)	(65.6)

Consolidated Total	$3,218.9	$—	$3,218.9	18.8%

	Year Ended December 31, 2005
	Revenues
	External	Intersegment	Total
	(in millions)

Rail Group	$1,418.3	$398.0	$1,816.3
Construction Products Group	616.8	4.8	621.6
Inland Barge Group	240.7	—	240.7
Energy Equipment Group	224.7	10.1	234.8
Railcar Leasing and Management Services Group	203.7	—	203.7
All Other	5.5	38.3	43.8
Eliminations — lease subsidiary	—	(395.7)	(395.7)
Eliminations — other	—	(55.5)	(55.5)

Consolidated Total	$2,709.7	$—	$2,709.7

Our revenues for the year ended December 31, 2007 increased due to higher total sales across all segments. Increased railcar shipments to our Leasing Group yielded higher revenues for the Rail Group. The increase in revenues for the Construction Products Group can be attributed primarily to increased sales volumes in our aggregates business, our entry into the asphalt business, and an increase in various raw material costs that have resulted in higher sales prices offset by decreased volumes in our bridge girder and concrete businesses. Inland Barge Group revenues increased primarily as a result of greater barge shipments and a change in the mix of barges sold. An increase in structural wind towers sales was the primary reason for the increase in revenues in the Energy Equipment Group. Higher rental revenues related to additions to the fleet and higher average lease rates, and increased sales of cars from the lease fleet drove the increase in revenue in the Railcar Leasing and Management Services Group.

Our revenues for the year ended December 31, 2006 increased across all segments. Increased railcar shipments to both external customers and our Leasing Group yielded higher revenues for the Rail Group. The increased revenue for the Construction Products Group was primarily attributable to increased raw material costs which were passed through to our customers in the form of higher sales prices. The increase in hopper barge sales was the primary attribute for increased revenue in our Inland Barge Group. The increased sales of structural wind towers drove the increased revenue in the Energy Equipment Group. The increased revenue from the Railcar Leasing and Management Services Group resulted from increases in the size of the fleet, higher average lease rates and increased sales of cars from the lease fleet.

Operating Profit (Loss)

	Year Ended December 31,
	2007	2006	2005
	(in millions)

Rail Group	$347.6	$253.9	$135.0
Construction Products Group	58.2	61.5	55.3
Inland Barge Group	72.6	44.5	15.7
Energy Equipment Group	50.1	45.7	31.9
Railcar Leasing and Management Services Group	161.2	106.5	55.8
All Other	1.8	(8.8)	(4.2)
Corporate	(34.9)	(37.9)	(35.0)
Eliminations — lease subsidiary	(138.0)	(83.3)	(50.4)
Eliminations — other	(5.8)	0.5	—

Consolidated Total	$512.8	$382.6	$204.1

Our operating profit for the year ended December 31, 2007 increased as the result of higher revenues, an increase in the size of our lease fleet and higher average lease rates, and increased sales of cars from the lease fleet offset by a $15.0 million charge for the potential resolution of a barge litigation settlement. Selling, engineering, and administrative expenses as a percentage of revenue decreased to 6.0% for 2007 compared to 6.5% for 2006. Overall, selling, engineering, and administrative expenses increased $20.8 million year over year as a result of increased headcount and related costs, higher incentive costs, and increased professional services.

Our operating profit for the year ended December 31, 2006 increased as the result of improved revenues, improved pricing, increases in the size of our lease fleet, and cost savings due to increased volumes in our manufacturing business. Selling, engineering, and administrative expenses as a percentage of revenue decreased to 6.5% for 2006 compared to 6.7% for 2005. Overall, selling, engineering, and administrative expenses increased $26.9 million year over year as a result of increased headcount and related costs, higher incentive costs, and increased professional services.

Other Income and Expense.  Interest expense, net of interest income and capitalized interest of $0.6 million and $0.3 million, respectively, was $64.0 million for the year ended December 31, 2007 and $49.3 million for the year ended December 31, 2006. Interest income in 2007 decreased $2.6 million over the prior year primarily due to lower investment income as a result of lower interest rates and a decrease in cash available for investment. Interest expense in 2007 increased $12.1 million over the prior year due to an increase in debt levels. The decrease in Other, net was primarily due to the write-down of an equity investment partially offset by the gains on the disposal of property, plant, and equipment and foreign currency gains.

Interest expense, net of interest income and capitalized interest, was $49.3 million for the year ended December 31, 2006 and $39.1 million for the year ended December 31, 2005. Interest income increased $11.7 million from the same period in 2005 due to an increase in investments resulting from an increase in cash available for investment primarily from the funding of the Convertible Subordinated Notes, and higher interest rates. During 2006 and 2005, the Company capitalized interest expense of $0.3 million and $0.7 million, respectively, as part of the cost of construction of facilities and equipment. Interest expense increased $21.9 million over the same period in 2005. The increase in interest expense was due to an increase in debt levels and higher interest rates. Other, net increased primarily due to gains on the disposal of property, plant, and equipment, offset by the sale of an equity interest in a leasing investment and royalties earned on the lease of mineral drilling rights in the prior year.

Income Taxes.  The effective tax rate of 36.6% for continuing operations for 2007 varied from the statutory rate of 35.0% due primarily to state income taxes, offset by an increase in the temporary credit to be applied against the State of Texas margin tax, the benefit of the domestic production deduction, and the utilization of capital losses previously not benefited. The prior year effective tax rate for continuing operations of 38.2% was greater than the statutory rate of 35.0% due to state income taxes and the change in the State of Texas margin tax. The effective tax rate for continuing operations for 2005 of 37.3% was greater than the statutory rate of 35.0% due to state income taxes, the write-down of goodwill that was not deductible for tax purposes, and the impact of certain foreign tax losses in jurisdictions with a lower tax rate or in foreign locations where tax benefits were not recorded.

Segment Discussion

Rail Group

				Percent Change
				2007	2006
	Year Ended December 31,			versus	versus
	2007	2006	2005	2006	2005
	($ in millions)

Revenues:
Rail	$2,221.8	$1,917.4	$1,655.3	15.9%	15.8%
Components	159.7	225.2	161.0	(29.1)%	39.9%

Total revenues	$2,381.5	$2,142.6	$1,816.3	11.2%	18.0%
Operating profit	$347.6	$253.9	$135.0
Operating profit margin	14.6%	11.9%	7.4%

Railcar shipments in 2007 increased 8.4% over 2006 shipments to approximately 27,370 railcars compared to the railcars shipped in 2006 and 2005 of approximately 25,240 and 22,930 railcars, respectively. As of December 31, 2007, our Rail Group backlog was approximately $2.7 billion and consisted of approximately 31,870 railcars. Approximately 44% of our railcar total backlog was dedicated to sales to external customers, which includes approximately 17% of the total backlog dedicated to TRIP Leasing. The remaining approximately 56% of our backlog was dedicated to the Leasing Group of which 100% have lease agreements for these railcars with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery. This compares to approximately 35,930 and 18,800 railcars in backlog as of December 31, 2006 and 2005, of which approximately 51% and 31%, respectively, were dedicated to the Leasing Group of which 100% had lease agreements for those railcars with external customers. Sales for the year ended December 31, 2007 included $232.6 million in cars sold to TRIP Leasing, of which $8.2 million in profit was deferred based on our 20% equity interest.

Operating profit for the Rail Group increased for the year ended December 31, 2007 by $93.7 million compared to the prior year. This increase was primarily due to increased pricing, product mix, and volume, as well as improved operating efficiencies.

The operating profit for the Rail Group increased for the year ended December 31, 2006 compared to the same period in 2005 primarily due to increased pricing and volume. The year ended December 31, 2005 was partially impacted by increased warranty expense.

In the year ended December 31, 2007 railcar shipments included sales to the Railcar Leasing and Management Services Group of $828.5 million compared to $620.0 million in 2006 with a deferred profit of $138.0 million compared to $83.3 million for the year ended December 31, 2006. Railcar sales to the Railcar Leasing and Management Services Group for 2005 were $395.7 million with a deferred profit of $50.4 million. Sales to the Railcar Leasing and Management Services Group and related profits are included in the operating results of the Rail Group but are eliminated in consolidation.

Condensed results of operations related to the European rail business sold in August 2006 for the year ended December 31, 2006 and 2005 were as follows and are excluded from the segment information above:

	Year Ended December 31,
	2006	2005
	(in millions)

Revenues	$70.8	$137.2
Operating costs	82.0	178.5
Other (income) expense	0.4	(1.2)

Loss from discontinued operations before income taxes	(11.6)	(40.1)
Benefit for income taxes	(3.5)	(11.3)

Net loss from discontinued operations	$(8.1)	$(28.8)

Construction Products Group

				Percent Change
				2007	2006
	Year Ended December 31,			versus	versus
	2007	2006	2005	2006	2005
		($ in millions)

Revenues:
Concrete and Aggregates	$458.8	$407.5	$364.4	12.6%	11.8%
Highway Products	239.1	232.5	205.6	2.8%	13.1%
Other	35.1	55.3	51.6	(36.5)%	7.2%

Total revenues	$733.0	$695.3	$621.6	5.4%	11.9%
Operating profit	$58.2	$61.5	$55.3
Operating profit margin	7.9%	8.8%	8.9%

The increase in revenues for the year ended December 31, 2007 compared to the same period in 2006 was primarily attributable to an increase in volume in our aggregates business, our entry into the asphalt business, and price increases in our concrete business offset by a decrease in volumes in our bridge girder and concrete businesses. Revenues increased for the year ended December 31, 2006 compared to the same period in 2005 primarily due to increased volumes and increased raw material costs which resulted in higher sales prices.

Operating profit and operating profit margin for the year ended December 31, 2007 decreased due to higher production costs in the highway products business and lost production days in our concrete business as a result of inclement weather. Operating profit for the year ended December 31, 2006 compared to the same period in 2005 increased due to manufacturing efficiencies in Highway Products. Operating profit margins were affected by higher operating costs in Concrete and Aggregates compared to the same period in 2005.

Condensed results of operations related to the weld pipe fittings business sold in June 2006 for the years ended December 31, 2006 and 2005 were as follows and are excluded from the segment information above:

	Year Ended
	December 31,
	2006	2005
	(in millions)

Revenues	$28.0	$53.3
Operating costs	23.5	45.1
Other income	—	0.1

Income from discontinued operations before income taxes	4.5	8.3
Provision for income taxes	1.8	3.0

Net income from discontinued operations	$2.7	$5.3

Inland Barge Group

				Percent Change
				2007	2006
	Year Ended December 31,			versus	versus
	2007	2006	2005	2006	2005
		($ in millions)

Revenues	$493.2	$371.2	$240.7	32.9%	54.2%
Operating profit	$72.6	$44.5	$15.7
Operating profit margin	14.7%	12.0%	6.5%

Revenues increased for the year ended December 31, 2007 compared to the same period in 2006 due to an increase in the sales of hopper barges and a change in the mix of barges sold. The increase in revenues for the year ended December 31, 2006 compared to the same period in 2005 was due to increased sales of hopper barges as well as increased raw material costs which resulted in higher sales prices and a change in the mix of barges sold.

Operating profit for the year ended December 31, 2007 increased compared to the same period in 2006 due to increased revenues, a change in the mix of barges sold, and improved margins due to operating efficiencies, partially offset by a $15.0 million charge for the probable resolution of a barge litigation settlement. Operating profit for the year ended December 31, 2006 increased compared to the same period in 2005 primarily due to increased sales, a change in mix, and the ability to pass on steel cost increases to our customers. Barge litigation and related costs were $16.5 million for 2007, which included a $15.0 million charge for the potential resolution of a barge litigation settlement, compared to $3.2 million and $3.5 million for 2006 and 2005, respectively. Barge litigation settlements for the year ended December 31, 2005 were $3.3 million. As of December 31, 2007, the backlog for the Inland Barge Group was approximately $752.8 million compared to approximately $463.6 million and approximately $335.3 million for 2006 and 2005, respectively.

Energy Equipment Group

				Percent Change
				2007	2006
	Year Ended December 31,			versus	versus
	2007	2006	2005	2006	2005
		($ in millions)

Revenues:
Structural wind towers	$245.9	$148.6	$66.0	65.5%	125.2%
Other	188.0	187.9	168.8	0.0%	11.3%

Total revenues	$433.9	$336.5	$234.8	28.9%	43.3%
Operating profit	$50.1	$45.7	$31.9
Operating profit margin	11.5%	13.6%	13.6%

Revenues increased for the year ended December 31, 2007 compared to the same periods in 2006 and 2005, due to higher sales of structural wind towers. As of December 31, 2007, the backlog for structural wind towers was approximately $702.4 million compared to approximately $248.5 million and approximately $111.4 million for 2006 and 2005, respectively.

Operating profit for the year ended December 31, 2007 increased compared to the same period in 2006 primarily due to higher sales of structural wind towers. The operating profit margin for the year ended December 31, 2007 is lower than the same period in 2006 due to expansion costs related to structural wind tower production and a weaker LPG tank market in the United States and Mexico. The operating profit for the year ended December 31, 2006 was higher than the prior year due to increased sales of structural wind towers.

Railcar Leasing and Management Services Group

				Percent Change
				2007	2006
	Year Ended December 31,			versus	versus
	2007	2006	2005	2006	2005
		($ in millions)

Revenues:
Leasing and management	$272.4	$215.0	$168.3	26.7%	27.7%
Sales of cars from the lease fleet	359.3	88.7	35.4	305.1%	150.6%

Total revenues	$631.7	$303.7	$203.7	108.0%	49.1%
Operating profit:
Leasing and management	$112.0	$83.2	$47.4
Sales of cars from the lease fleet	49.2	23.3	8.4

Total operating profit	$161.2	$106.5	$55.8
Operating profit margin:
Leasing and management	41.1%	38.7%	28.2%
Sales of cars from the lease fleet	13.7	26.3	23.7
Total operating profit margin	25.5	35.1	27.4
Fleet utilization at year end	99.2%	99.5%	99.5%

Total revenues increased for the year ended December 31, 2007 compared to the same period last year due to increased sales from the lease fleet, increased rental revenues related to additions to the leasing and management fleet, and higher average rental rates on the re-marketed fleet. Total revenues increased for the year ended December 31, 2006 compared to the same period in 2005 due to increased rental revenues related to additions to the lease fleet, higher average rental rates, origination and management fees on leases sold to outside parties, and sales of cars from the lease fleet.

Operating profit for leasing and management operations increased for the year ended December 31, 2007 primarily due to an increase in sales from the fleet, rental proceeds from fleet additions, and higher average lease rates. Operating profit for leasing and management operations increased for the year ended December 31, 2006 primarily attributable to an increase in the size of the fleet, higher average lease rates, improved efficiencies in maintenance expenses, and a change in depreciation expense due to the extension of the estimated useful lives of railcars in the fourth quarter of 2005. Results for the year ended December 31, 2007 included $283.6 million in sales of railcars to TRIP Leasing that resulted in a gain of $48.6 million, of which $9.7 million was deferred based on our 20% equity interest.

To fund the continued expansion of its lease fleet to meet market demand, the Leasing Group generally uses its non-recourse warehouse facility or excess cash to provide initial financing for a portion of the manufacturing costs of the cars. In August 2007, TILC amended, restated, and extended its $375 million non-recourse warehouse facility through August 2009, amended certain terms of the existing facility, and increased the facility by $25 million to $400 million. In February 2008, this facility was increased to $600 million with the availability period of this facility remaining through August 2009. See Financing Activities. Subsequently, the Leasing Group generally obtains long-term financing for the cars in the lease fleet through long-term recourse debt such as equipment trust certificates, long-term non-recourse operating leases pursuant to sales/leaseback transactions, non-recourse asset-backed securities, or recourse convertible subordinated notes.

We use a non-GAAP measure to compare performance for the Leasing Group between periods. This non-GAAP measure is EBITDAR, which is Operating Profit of the Leasing Group plus depreciation and rental or lease expense, excluding the impact of sales of cars from the lease fleet. We use this measure to eliminate the costs resulting from financings. EBITDAR should not be considered as an alternative to operating profit or other GAAP financial measurements as an indicator of our operating performance. EBITDAR is shown below:

	Year Ended December 31,
	2007	2006	2005
		($ in millions)

Operating profit — leasing and management	$112.0	$83.2	$47.4
Add: Depreciation and amortization	46.8	31.6	25.3
Rental expense	45.1	44.7	49.2

EBITDAR	$203.9	$159.5	$121.9

EBITDAR margin	74.9%	74.2%	72.4%

The increase in EBITDAR was due to rental proceeds from fleet additions and higher average lease rates on new and existing equipment.

As of December 31, 2007, the Railcar Leasing and Management Services Group’s rental fleet of approximately 36,090 owned or leased railcars had an average age of 4.5 years and an average remaining lease term of 5.5 years.

All Other

				Percent Change
				2007	2006
	Year Ended December 31,			versus	versus
	2007	2006	2005	2006	2005
		($ in millions)

Revenues	$69.8	$55.2	$43.8	26.4%	26.0%
Operating profit (loss)	$1.8	$(8.8)	$(4.2)

The increase in revenues for the year ended December 31, 2007 over 2006 and 2005 was primarily attributable to an increase in intersegment sales by our transportation company. The increase in the operating profit for the year ended December 31, 2007 was due to the increase in intersegment sales, income related to the market valuation of commodity hedges that are required to be marked to market, and a decrease in costs associated with non-operating facilities. The operating loss for the year ended December 31, 2006 was due to legal and environmental costs associated with non-operating facilities and the expense related to the market valuation of ineffective commodity hedges. The operating loss in the year ended December 31, 2005 was primarily due to costs associated with non-operating plants.

Liquidity and Capital Resources

Cash Flows

Operating Activities.  Net cash provided by the operating activities of continuing operations for the year ended December 31, 2007 was $344.6 million compared to $113.4 million of net cash provided by the operating activities of continuing operations for the same period in 2006. This increase was primarily due to an increase in net income from continuing operations for the year ended December 31, 2007, a smaller increase in inventories, and an increase in accounts payable and accrued liabilities. The smaller increase in inventory compared to the prior year was the result of large increases required in 2006 related to an increase in production volumes. There was $0.1 million of net cash required by the operating activities of discontinued operations for the year ended December 31, 2007 compared to $17.4 million of net cash provided by operating activities for discontinued operations for the same period in 2006.

Investing Activities.  Net cash required by investing activities of continuing operations for the year ended December 31, 2007 was $534.8 million compared to $555.8 million for the same period last year. Capital expenditures for the year ended December 31, 2007 were $894.1 million, of which $705.4 million were for additions to the lease fleet. This compares to $661.1 million of capital expenditures for the same period last year, of which $543.6 million were for additions to the lease fleet. Proceeds from the sale of property, plant, and equipment and other assets were $410.3 million for the year ended December 31, 2007, composed primarily of railcar sales from the lease fleet, which included $283.6 million to TRIP Leasing, and the sale of non-operating assets, compared to $108.8 million for the same period in 2006 composed primarily of railcar sales from the lease fleet and the sale of non-operating assets. For the years ended December 31, 2007 and 2006, $51.0 million and $3.5 million of cash, respectively, was required for acquisitions by our Construction Products Group. For the year ended December 31, 2006, cash provided by investing activities of discontinued operations of $82.9 million was primarily due to the sales of our weld fittings business and our European railcar business.

Financing Activities.  Net cash provided by financing activities during the year ended December 31, 2007 was $168.4 million compared to $517.6 million for the same period in 2006. We intend to use our cash to fund the operations, expansions, and growth initiatives of the Company.

In June 2007, Trinity amended the $350 million revolving credit facility to increase the permitted leverage ratio, and add a senior leverage ratio, as well as other minor modifications. In October 2007, Trinity again amended its revolving credit agreement. This new agreement is a $425 million revolving credit facility that matures October 19, 2012. Other minor changes were made to the agreement. At December 31, 2007, there were no borrowings under our $425 million revolving credit facility.

In August 2007, TILC amended, restated, and extended its $375 million non-recourse warehouse facility through 2009, amended certain terms of the existing facility, and increased the facility by $25 million to $400 million. In February 2008, this facility was increased to $600 million with the availability of the facility remaining through August 2009. This facility, established to finance railcars owned by TILC, had $309.8 million outstanding at December 31, 2007. The warehouse facility is due August 2009 and unless renewed will be payable in three equal installments in February 2010, August 2010, and February 2011. Railcars financed by the warehouse facility have historically been refinanced under long-term financing agreements. Specific railcars and the underlying leases secure the facility. Advances under the facility may not exceed 78% of the fair market value of the eligible railcars securing the facility as defined by the agreement. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in-rate of 6.38% at December 31, 2007. At December 31, 2007, $90.2 million was available under this facility.

On December 13, 2007, the Company’s Board of Directors authorized a $200 million stock repurchase program of its common stock. This program allows for the repurchase of the Company’s stock through December 31, 2009. As of December 31, 2007, 104,200 shares with a value of approximately $2.9 million had been repurchased under this program.

Equity Investment

See Note 5 Equity Investment.

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

Off Balance Sheet Arrangements

See Note 4 Railcar Leasing and Management Services Group.

Derivative Instruments

The Company uses derivatives instruments to mitigate the impact of increases in zinc, natural gas and diesel fuel prices and interest rates, as well as to convert a portion of its variable-rate debt to fixed-rate debt. We also use derivatives to lock in fixed interest rates in anticipation of future debt issuances. For instruments designated as hedges, the Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments, or forecasted transactions. At the time a derivative contract is entered into, and at least quarterly thereafter, the Company assesses whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting in ineffectiveness, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in Accumulated Other Comprehensive Loss (“AOCL”) as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedge transaction affects earnings. Trinity monitors its derivative positions and credit ratings of its counterparties and does not anticipate losses due to counterparties’ non- performance.

Interest rate hedges

In anticipation of a future debt issuance, the Company entered into interest rate swap transactions during the fourth quarter of 2006 and during 2007. These instruments, with a notional amount of $370 million, hedge the interest rate on a future debt issuance associated with an anticipated secured borrowing facility that was originally scheduled to close in the fourth quarter of 2007. Due to market conditions, the scheduled close date of the future debt issuance was moved to the end of the first quarter of 2008. The interest rate swap transactions were renewed in the fourth quarter 2007 and will expire in the first quarter of 2008. The weighted average fixed interest rate under these instruments is 5.23%. These interest rate swaps are being accounted for as cash flow hedges with changes in the fair value of the instruments of $16.0 million of loss recorded in AOCL. The effect on the consolidated statement of operations for the year ended December 31, 2007 was expense of $0.2 million due to the ineffective portion of the hedges associated with anticipated interest payments that were not made. If the future debt issuance is postponed again at the end of the first quarter of 2008, the ineffective portion of the hedges associated with future anticipated interest payments not made will be charged to earnings. If the future debt issuance is ultimately not completed, the entire amount of the fair value change recorded in AOCL will be charged to earnings at the time management determines the debt issuance is not probable.

During 2005 and 2006, we entered into interest rate swap transactions in anticipation of a future debt issuance. These instruments, with a notional amount of $200 million, fixed the interest rate on a portion of a future debt issuance associated with a railcar leasing transaction in 2006 and settled at maturity in the first quarter of 2006. The weighted average fixed interest rate under these instruments was 4.87%. These interest rate swaps were being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in AOCL through the date the related debt issuance closed in May 2006. The balance is being amortized over the term of the related debt. At December 31, 2007, the balance remaining in AOCL was $3.8 million of income. The effect of the amortization on the consolidated statement of operations for the years ended December 31, 2007 and 2006 was income of $0.4 million and $0.2 million, respectively.

Natural gas and diesel fuel

We continued a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit and overall profitability from adverse price changes by entering into derivative instruments. Since the majority of these instruments do not qualify for hedge accounting treatment, any change in their valuation will be recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet for these instruments was an asset of $1.5 million as of December 31, 2007 and a liability of $2.9 million as of December 31, 2006, with $0.1 million of income and $0.4 million of expense in AOCL, respectively. The effect on the consolidated statement of operations for the year ended December 31, 2007 was income of $2.2 million and expense of $5.2 million for the year ended December 31,

2006. The amounts recorded in the consolidated statements of operations for the year ended December 31, 2005 for natural gas and diesel fuel hedge transactions were not significant.

Zinc

In 2007, we entered into a program to mitigate the impact of fluctuations in the price of zinc purchases. The intent of this program is to protect our operating profit and overall profitability from adverse price changes by entering into derivative instruments. These instruments are short term with monthly or quarterly maturities and no remaining balances outstanding on the consolidated balance sheet or in AOCL as of December 31, 2007. The effect on the consolidated statement of operations for the year ended December 31, 2007 was income of $2.6 million.

Stock-Based Compensation

We have a share-based compensation plan covering our employees and our Board of Directors. See Note 1 Summary of Significant Accounting Polices and Note 17 Stock-Based Compensation.

Employee Retirement Plans

As disclosed in Note 13 Employee Retirement Plans, the projected benefit obligation for the employee retirement plans exceeds the plans’ assets by $67.2 million as of December 31, 2007 as compared to $95.8 million as of December 31, 2006. The change was primarily due to a change in the discount rate, contributions, investment returns, and other actuarial variances. We continue to sponsor an employee savings plan under the existing 401(k) plan that covers substantially all employees and includes a Company matching contribution of up to 6% based on our performance, as well as a Supplemental Profit Sharing Plan.

Employer contributions for the year ending December 31, 2008 are expected to be $32.5 million for the defined benefit plans compared to $16.1 million contributed during 2007. Employer contributions to the 401(k) plans and the Supplemental Profit Sharing Plan for the year ending December 31, 2008 are expected to be $7.0 million compared to $6.0 million during 2007.

Contractual Obligations and Commercial Commitments

As of December 31, 2007, we had the following contractual obligations and commercial commitments:

		Payments Due by Period
		1 Year	2-3	4-5	After
Contractual Obligations and Commercial Commitments	Total	or Less	Years	Years	5 Years
			(in millions)

Debt, excluding interest	$1,374.2	$40.5	$392.5	$28.9	$912.3
Operating leases	54.8	17.2	28.6	8.6	0.4
Purchase obligations(1)	438.0	426.6	11.4	—	—
Letters of credit	93.3	86.1	7.1	—	0.1
Leasing Group — operating leases related to sale/leaseback transactions	744.5	48.5	88.3	86.6	521.1
Other	305.3	286.3	16.4	2.6	—

Total	$3,010.1	$905.2	$544.3	$126.7	$1,433.9

(1)	Non-cancelable purchase obligations are primarily for steel and railcar specialty components.

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”). See Note 1 Summary of Significant Accounting Policies and Note 12 Income Taxes. As of December 31, 2007, we had approximately $31.7 million of tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities.

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

Inventory

We state all our inventories at the lower of cost or market. Our policy related to excess and obsolete inventory requires the inventory to be analyzed at the business unit level on a quarterly basis and to record any required adjustments. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. It is possible that changes in required inventory reserves may occur in the future due to then current market conditions.

Long-lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used for potential impairment. The carrying value of long-lived assets to be held and used is considered impaired when the carrying value is not recoverable through undiscounted future cash flows and the fair value of the asset is less than its carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced by the estimated cost to dispose of the assets.

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

Contingencies and Litigation

We are currently involved in certain legal proceedings. As discussed in Note 19 Commitments and Contingencies, as of December 31, 2007, we have accrued our estimate of the probable settlement or judgment costs for the resolution of certain of these claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to these proceedings.

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

Recent Accounting Pronouncements

See Note 1 Summary of Significant Accounting Policies.

Forward-Looking Statements

This annual report on Form 10-K (or statements otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the SEC, news releases, conferences, World Wide Web postings or otherwise) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not historical facts are forward-looking statements and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performances, estimates, projections, goals, and forecasts. Trinity uses the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify these forward-looking statements. Potential factors, which could cause our actual results of operations to differ materially from those in the forward-looking statements, include among others:

•	market conditions and demand for our products;

•	the cyclical nature of both the railcar and barge industries;

•	continued expansion of the structural wind towers business;

•	variations in weather in areas where construction products are sold and used;

•	disruption of manufacturing capacity due to weather related events;

•	the timing of introduction of new products;

•	the timing of customer orders;

•	product pricing changes;

•	changes in mix of products sold;

•	the extent of utilization of manufacturing capacity;

•	availability and costs of component parts, supplies, and raw materials;

•	competition and other competitive factors;

•	changing technologies;

•	steel prices;

•	surcharges added to fixed pricing agreements for raw materials;

•	interest rates and capital costs;

•	long-term funding of our leasing warehouse facility;

•	taxes;

•	the stability of the governments and political and business conditions in certain foreign countries, particularly Mexico;

•	changes in import and export quotas and regulations;

•	business conditions in foreign economies;

•	results of litigation; and

•	legal, regulatory, and environmental issues.

Any forward-looking statement speaks only as of the date on which such statement is made. Trinity undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Our earnings could be affected by changes in interest rates due to the impact those changes have on our variable rate debt obligations, which represented approximately 22.5% of our total debt as of December 31, 2007. If interest rates average one percentage point more in fiscal year 2008 than they did during 2007, and our debt level remained constant, our interest expense would increase by $2.4 million. In comparison, at December 31, 2006, we estimated that if interest rates averaged one percentage point more in fiscal year 2007 than they did during the year ended December 31, 2006, our interest expense would increase by $0.1 million. A one percentage point change in the interest rate would increase/decrease the fair value of the fixed rate debt by approximately $128.4 million. The impact of an increase in interest rates was determined based on the impact of the hypothetical change in interest rates and scheduled principal payments on our variable-rate debt obligations as of December 31, 2007 and 2006.

Trinity uses derivative instruments to mitigate the impact of increases in natural gas, diesel fuel prices, and zinc. Existing hedge transactions as of December 31, 2007 are based on the New York Mercantile Exchange for natural gas and heating oil. Hedge transactions are settled with the counterparty in cash. At December 31, 2007 we had recorded in the consolidated balance sheet an asset of $1.5 million, and at December 31, 2006 we had recorded in the consolidated balance sheet a liability of $2.9 million. The effect on the consolidated statement of operations for the year ended December 31, 2007 was income of $4.8 million, and for the year ended December 31, 2006 was expense of $5.2 million.

The following table is an estimate of the impact to earnings that could result from hypothetical price changes during the year ending December 31, 2008 and the balance sheet impact from the hypothetical price change, both based on hedge positions at December 31, 2007.

Sensitivity Analysis

Hedge Commodity Price Change	Annual Pre-Tax Impact	Balance Sheet Impact
(in millions)

10 percent increase	Increase in income $1.2	Increase in asset $1.3
10 percent decrease	Decrease in income $1.2	Decrease in asset $1.3

In addition, we are subject to market risk related to our net investments in our foreign subsidiaries. The net investment in foreign subsidiaries as of December 31, 2007 is $196.6 million. The impact of such market risk exposures as a result of foreign exchange rate fluctuations has not been material to us. See Note 11 Other, Net.

Item 8.	Financial Statements and Supplementary Data.

Trinity Industries, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
  Trinity Industries, Inc.

We have audited Trinity Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trinity Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Trinity Industries, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trinity Industries, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2007 of Trinity Industries, Inc. and our report dated February 20, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 20, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
  Trinity Industries, Inc.

We have audited the accompanying consolidated balance sheets of Trinity Industries, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trinity Industries, Inc. and Subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, in 2007, and Financial Accounting Standards No. 123R, Shared-Based Payments and No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trinity Industries, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 20, 2008

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2007	2006	2005
	(in millions, except per share data)

Revenues	$3,832.8	$3,218.9	$2,709.7
Operating costs:
Cost of revenues	3,091.1	2,628.2	2,324.4
Selling, engineering, and administrative expenses	228.9	208.1	181.2

	3,320.0	2,836.3	2,505.6

Operating profit	512.8	382.6	204.1
Other (income) expense:
Interest income	(12.2)	(14.8)	(3.1)
Interest expense	76.2	64.1	42.2
Other, net	(14.4)	(15.2)	(11.1)

	49.6	34.1	28.0

Income from continuing operations before income taxes	463.2	348.5	176.1
Provision for income taxes:
Current	110.1	57.5	43.9
Deferred	59.3	75.5	21.7

	169.4	133.0	65.6

Income from continuing operations	293.8	215.5	110.5
Discontinued operations:
Gain on sales of discontinued operations, net of provision for income taxes of $12.2	—	20.4	—
Loss from discontinued operations, net of benefit for income taxes of $(0.2) $(1.7), and $(8.3)	(0.7)	(5.8)	(24.2)

Net income	293.1	230.1	86.3
Dividends on Series B preferred stock	—	—	(3.2)

Net income applicable to common shareholders	$293.1	$230.1	$83.1

Net income (loss) applicable to common shareholders per common share:
Basic:
Continuing operations	$3.73	$2.80	$1.51
Discontinued operations	(0.01)	0.19	(0.34)

	$3.72	$2.99	$1.17

Diluted:
Continuing operations	$3.65	$2.72	$1.44
Discontinued operations	(0.00)	0.18	(0.31)

	$3.65	$2.90	$1.13

Weighted average number of shares outstanding:
Basic	78.7	76.9	71.0
Diluted	80.4	79.3	76.7
Dividends declared per common share	$0.26	$0.21	$0.17

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2007	2006
	(in millions)

ASSETS
Cash and cash equivalents	$289.6	$311.5
Receivables (net of allowance for doubtful accounts of $4.0 at December 31, 2007 and $3.8 at December 31, 2006)	296.5	252.5
Inventories:
Raw materials and supplies	302.6	316.5
Work in process	127.3	139.1
Finished goods	156.8	73.3

	586.7	528.9
Property, plant, and equipment, at cost	2,849.6	2,318.8
Less accumulated depreciation	(779.8)	(728.5)

	2,069.8	1,590.3
Goodwill	503.5	463.7
Assets held for sale and discontinued operations	3.6	10.8
Other assets	293.5	267.9

	$4,043.2	$3,425.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$684.3	$655.8
Debt:
Recourse	730.3	772.4
Non-recourse	643.9	426.5

	1,374.2	1,198.9
Deferred income	58.4	42.9
Liabilities held for sale and discontinued operations	1.2	7.8
Other liabilities	198.4	116.7

	2,316.5	2,022.1
Stockholders’ equity:
Preferred stock — 1.5 shares authorized and un-issued	—	—
Common stock — shares authorized — 200.0; shares issued and outstanding at December 31, 2007 — 81.6; at December 31, 2006 — 80.0	81.6	80.0
Capital in excess of par value	538.4	484.3
Retained earnings	1,177.8	908.8
Accumulated other comprehensive loss	(61.6)	(69.2)
Treasury stock — at December 31, 2007 — 0.2 shares; at December 31, 2006 — 0.0 shares	(9.5)	(0.4)

	1,726.7	1,403.5

	$4,043.2	$3,425.6

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
	(in millions)

Operating activities:
Net income	$293.1	$230.1	$86.3
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Loss (gain) from discontinued operations, including gain on sale	0.7	(14.6)	24.2
Depreciation and amortization	118.9	87.6	76.2
Stock-based compensation expense	18.6	14.0	5.0
Excess tax benefits from stock-based compensation	(4.0)	(7.6)	—
Income tax benefit from employee stock options exercised	—	—	6.9
Deferred income taxes	59.3	75.5	21.7
Gain on disposition of property, plant, equipment, and other assets	(17.0)	(13.5)	(5.6)
Other	(45.7)	(26.6)	(14.1)
Changes in assets and liabilities:
(Increase) decrease in receivables	(45.7)	(33.8)	(67.7)
(Increase) decrease in inventories	(50.9)	(124.0)	(65.2)
(Increase) decrease in other assets	(53.2)	(78.7)	(23.7)
Increase (decrease) in accounts payable and accrued liabilities	87.2	5.2	106.0
Increase (decrease) in other liabilities	(16.7)	(0.2)	(24.8)

Net cash provided by operating activities — continuing operations	344.6	113.4	125.2
Net cash (required) provided by operating activities — discontinued operations	(0.1)	17.4	40.0

Net cash provided by operating activities	344.5	130.8	165.2

Investing activities:
Proceeds from sales of railcars from our leased fleet	359.3	88.8	35.4
Proceeds from disposition of property, plant, equipment, and other assets	51.0	20.0	8.8
Capital expenditures — lease subsidiary	(705.4)	(543.6)	(345.8)
Capital expenditures — other	(188.7)	(117.5)	(87.7)
Payment for purchase of acquisitions, net of cash acquired	(51.0)	(3.5)	—

Net cash required by investing activities — continuing operations	(534.8)	(555.8)	(389.3)
Net cash provided by investing activities — discontinued operations	—	82.9	1.0

Net cash required by investing activities	(534.8)	(472.9)	(388.3)

Financing activities:
Issuance of common stock, net	12.2	18.1	26.6
Excess tax benefits from stock-based compensation	4.0	7.6	—
Payments to retire debt	(129.5)	(410.2)	(49.2)
Proceeds from issuance of debt	304.8	920.1	223.6
Stock repurchases	(2.9)	—	—
Dividends paid to common shareholders	(20.2)	(16.3)	(11.8)
Dividends paid to preferred shareholders	—	(1.7)	(2.7)

Net cash provided by financing activities	168.4	517.6	186.5

Net (decrease) increase in cash and cash equivalents	(21.9)	175.5	(36.6)
Cash and cash equivalents at beginning of period	311.5	136.0	172.6

Cash and cash equivalents at end of period	$289.6	$311.5	$136.0

Interest paid for the years ended December 31, 2007, 2006, and 2005, net of $0.6 million, $0.3 million and $0.7 million in capitalized interest for 2007, 2006, and 2005, respectively, was $71.5 million, $60.5 million, and $38.5 million, respectively. Taxes paid, net of refunds received, for the years ended December 31, 2007, 2006 and 2005 were $71.3 million, $83.7 million, and $13.3 million, respectively.

The Company issued 325,800 shares of its common stock valued at $11.7 million in connection with an acquisition. See Note 2 Acquisitions and Divestitures.

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock		Capital		Accumulated
	Shares	$1.00	in Excess		Other			Total
	(200.0	Par	of Par	Retained	Comprehensive	Treasury	Treasury Stock	Stockholders’
	Authorized)	Value	Value	Earnings	Loss	Shares	at Cost	Equity
				(in millions, except par value)

Balances at December 31, 2004	50.9	$50.9	$432.6	$626.2	$(25.3)	(3.1)	$(71.5)	$1,012.9
Net income	—	—	—	86.3	—	—	—	86.3
Other comprehensive income:
Minimum pension liability adjustment, net of tax	—	—	—	—	(10.8)	—	—	(10.8)
Currency translation adjustments, net of tax	—	—	—	—	(5.2)	—	—	(5.2)
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	1.1	—	—	1.1

Comprehensive income								71.4
Cash dividends on common stock	—	—	—	(12.4)	—	—	—	(12.4)
Cash dividends on Series B preferred stock	—	—	—	(3.2)	—	—	—	(3.2)
Restricted shares issued	—	—	(0.1)	—	—	0.4	14.3	14.2
Stock options exercised	—	—	7.1	—	—	1.2	26.4	33.5
Other	—	—	0.2	—	—	—	(2.2)	(2.0)

Balance at December 31, 2005	50.9	$50.9	$439.8	$696.9	$(40.2)	(1.5)	$(33.0)	$1,114.4
Net income	—	—	—	230.1	—	—	—	230.1
Other comprehensive income:
Minimum pension liability adjustment, net of tax	—	—	—	—	6.4	—	—	6.4
Currency translation adjustments, net of tax	—	—	—	—	(6.4)	—	—	(6.4)
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	1.4	—	—	1.4

Comprehensive income								231.5
Cash dividends on common stock	—	—	—	(17.7)	—	—	—	(17.7)
Cash dividends on Series B preferred stock	—	—	—	(0.5)	—	—	—	(0.5)
Conversion of Series B Preferred Stock	2.7	2.7	56.1	—	—	—	—	58.8
Impact of adopting SFAS 158, net of tax	—	—	—	—	(30.4)	—	—	(30.4)
Restricted shares issued	0.1	0.1	12.6	—	—	0.4	4.7	17.4
Stock options exercised	0.3	0.3	(1.4)	—	—	1.0	19.2	18.1
Income tax benefit from stock options exercised	—	—	10.9	—	—	—	—	10.9
Stock-based compensation expense	—	—	1.9	—	—	—	—	1.9
Other	—	—	0.9	—	—	—	(1.2)	(0.3)
3-for-2 stock split (Note 1)	26.8	26.8	(26.9)	—	—	(0.7)	(0.5)	(0.6)
Issuance of treasury stock used in 3-for-2 stock split	(0.8)	(0.8)	(9.6)	—	—	0.8	10.4	—

Balances at December 31, 2006	80.0	$80.0	$484.3	$908.8	$(69.2)	(0.0)	$(0.4)	$1,403.5
Cumulative effect of adopting FIN 48 (see Note 12)	—	—	—	(3.1)	—	—	—	(3.1)
Net income	—	—	—	293.1	—	—	—	293.1
Other comprehensive income:	—	—
Currency translation adjustments, net of tax	—	—	—	—	0.2	—	—	0.2
Change in funded status of pension liability, net of tax	—	—	—	—	18.7	—	—	18.7
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	(11.3)	—	—	(11.3)

Comprehensive income								300.7
Cash dividends on common stock	—	—	—	(21.0)	—	—	—	(21.0)
Restricted shares issued	0.5	0.5	21.5	—	—	0.1	3.3	25.3
Shares repurchased	—	—	—	—	—	(0.1)	(2.9)	(2.9)
Shares issued for acquisition	0.3	0.3	11.4	—	—	—	—	11.7
Shares retained for taxes on vested restricted stock	—	—	—	—	—	(0.1)	(4.5)	(4.5)
Stock options exercised	0.8	0.8	14.3	—	—	(0.1)	(3.4)	11.7
Income tax benefit from stock options exercised	—	—	4.7	—	—	—	—	4.7
Stock-based compensation expense	—	—	1.6	—	—	—	—	1.6
Other	—	—	0.6	—	—	—	(1.6)	(1.0)

Balances at December 31, 2007	81.6	$81.6	$538.4	$1,177.8	$(61.6)	(0.2)	$(9.5)	$1,726.7

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements of Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity”, “Company”, “we” or “our”) include the accounts of all majority owned subsidiaries. The equity method of accounting is used for companies in which the Company has significant influence and 50% or less ownership. All significant intercompany accounts and transactions have been eliminated.

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

On December 13, 2007, the Company’s Board of Directors authorized a $200 million stock repurchase program of its common stock. This program allows for the repurchase of the Company’s stock through December 31, 2009. As of December 31, 2007, 104,200 shares with a value of approximately $2.9 million have been repurchased under this program.

Revenue Recognition

Revenues for contracts providing for a large number of units and few deliveries are recorded as the individual units are produced, inspected, and accepted by the customer. This occurs primarily in the Rail and Inland Barge Groups. Revenues from construction contracts are recorded using percentage of completion accounting, using incurred labor hours to estimated total hours of the contract. Estimated losses on all contracts are recorded when determined to be probable and estimable. Revenue from rentals and operating leases are recorded monthly as the fees accrue. Fees for shipping and handling are recorded as revenue. For all other products, including structural wind towers, we recognize revenue when products are shipped or services are provided.

Income Taxes

The liability method is used to account for income taxes. Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances reduce deferred tax assets to an amount that will more likely than not be realized.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“SFAS 109”). This interpretation, which became effective for fiscal years beginning after December 15, 2006, introduces a new approach that changes how enterprises recognize and measure tax benefits associated with tax positions and how enterprises disclose uncertainties related to income tax positions in their financial statements.

This interpretation applies to all tax positions within the scope of SFAS 109 and establishes a single approach in which a recognition and measurement threshold is used to determine the amount of tax benefit that should be recognized in the financial statements. FIN 48 also provides guidance on (1) the recognition, derecognition, and measurement of uncertain tax positions in a period subsequent to that in which the tax position is taken; (2) the accounting for interest and penalties; (3) the presentation and classification of recorded amounts in the financial statements; and (4) disclosure requirements. The impact of the adoption resulted in a change in accounting principles with a charge to January 1, 2007, retained earnings of $3.1 million. See Note 12 Income Taxes for further discussion of the effect of adopting FIN 48 on the Company’s consolidated financial statements.

Financial Instruments

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Financial instruments which potentially subject the Company to concentration of credit risk are primarily cash investments and receivables. The Company places its cash investments in bank deposits and investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer. Concentrations of credit risk with respect to receivables are limited due to control procedures to monitor the credit worthiness of customers, the large number of customers in the Company’s customer base, and their dispersion across different industries and geographic areas. The Company maintains an allowance for doubtful accounts based upon the expected collectability of all receivables.

Inventories

Inventories are valued at the lower of cost or market, with cost determined principally on the first in first out method. Market is replacement cost or net realizable value. Work in process and finished goods include material, labor, and overhead.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. The estimated useful lives are: buildings and improvements — 3 to 30 years; leasehold improvements — the lesser of the term of the lease or 7 years; machinery and equipment — 2 to 10 years; information systems hardware and software — 2 to 5 years; and railcars in our lease fleet — generally 35 years. The costs of ordinary maintenance and repair are charged to operating costs while renewals and major replacements are capitalized.

Long-lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used for potential impairment. The carrying value of long-lived assets to be held and used is considered impaired when the carrying value is not recoverable through undiscounted future cash flows and the fair value of the asset is less than its carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the estimated cost to dispose of the assets. Impairment losses were not material for the years ended December 31, 2007, 2006, and 2005.

Goodwill and Intangible Assets

Goodwill is evaluated for impairment by reporting unit at least annually as of December 31 by comparing the fair value of each reporting unit to its book value. As of December 31, 2007, the net book value of goodwill was $503.5 million. Intangible assets with defined useful lives, which as of December 31, 2007 had net book values of $10.5 million, are amortized over their estimated useful lives and are also, at least annually, evaluated for potential impairment. Impairment losses were not material for the years ended December 31, 2007, 2006, and 2005.

Insurance

The Company is effectively self-insured for workers’ compensation. A third party administrator is used to process claims. We accrue our workers’ compensation liability based upon independent actuarial studies.

Warranties

The Company provides for the estimated cost of product warranties at the time revenue is recognized and assesses the adequacy of the resulting liability on a quarterly basis.

Foreign Currency Translation

Operations outside the United States prepare financial statements in currencies other than the United States dollar. The income statement amounts are translated at average exchange rates for the year, while the assets and liabilities are translated at year-end exchange rates. Translation adjustments are accumulated as a separate component of stockholders’ equity and other comprehensive loss.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income consists of net income (loss), foreign currency translation adjustments, the effective unrealized portions of changes in fair value of the Company’s derivative financial instruments and the change in the funded status of pension liability for the periods subsequent to December 31, 2006. See Note 15 Accumulated Other Comprehensive Loss (“AOCL”). All components are shown net of tax.

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R Share-Based Payment (“SFAS 123R”) which requires companies to recognize in their financial statements the cost of employee services received in exchange for awards of equity instruments. These costs are based on the grant date fair-value of those awards. Stock-based compensation includes compensation expense, recognized over the applicable vesting periods, for both new share-based awards and share-based awards granted prior to, but not yet vested, as of January 1, 2006. The Company uses the Black-Scholes-Merton (“BSM”) option pricing model to determine the fair value of stock options granted to employees, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123). Stock-based compensation totaled approximately $18.6 million and $14.0 million for the years ended December 31, 2007 and 2006, respectively.

The income tax benefit related to stock-based compensation expense was $9.8 million and $12.2 million for the years ended December 31, 2007 and 2006, respectively. In accordance with SFAS 123R, the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statement of cash flows. No stock-based compensation costs were capitalized as part of the cost of an asset for the years ended December 31, 2007 and 2006.

Prior to the adoption of SFAS 123R, the Company measured compensation expense for its employee stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”). The Company applied the disclosure provisions of SFAS 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation -— Transition and Disclosure as if the fair-value based method had been applied in measuring compensation expense. Under APB No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized. The effect of computing compensation cost and the weighted average fair value of options granted during the year ended December 31, 2005 using the BSM option pricing method for stock options is shown in the accompanying table.

Year Ended
December 31,
2005

Estimated fair value per share of options granted	$9.27
Pro forma (in millions):
Income from continuing operations applicable to common shareholders, as reported	$107.3
Add: Stock compensation expense related to restricted stock, net of related income tax effect	3.3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(4.9)

Pro forma income from continuing operations applicable to common shareholders — basic	105.7
Add: Effect of dilutive Series B preferred stock	3.2

Pro forma income from continuing operations applicable to common shareholders — diluted	$108.9

Pro forma income from continuing operations applicable to common shareholders per common share:
Basic	$1.49

Diluted	$1.42

Income from continuing operations applicable to common shareholders per common share — as reported Basic	$1.51

Diluted	$1.44

Black-Scholes assumptions:
Expected option life (years)	5.0
Risk-free interest rate	4.0%
Dividend yield	0.89%
Common stock volatility	0.35

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is expected to expand the use of fair value measurement.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.

The provisions of SFAS 159 and SFAS 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of the provisions of SFAS 159 and SFAS 157.

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

Reclassifications

Certain prior year balances have been reclassified to conform to the 2007 cash flow and tax footnote presentation.

Note 2. Acquisitions and Divestitures

During 2007, the Construction Products Group, through wholly owned subsidiaries, made a number of acquisitions for the following:

•	an asphalt operation located in East Texas;

•	highway products companies operating under the names of Central Fabricators, Inc. and Central Galvanizing, Inc.;

•	a combined group of East Texas asphalt, ready mix concrete, and aggregates businesses operating under the name Armor Materials; and

•	a number of assets in five separate smaller transactions.

The total cost of the acquisitions was approximately $58.5 million, plus 325,800 shares of Trinity common stock valued at $11.7 million, additional future cash consideration of $10.7 million to be paid during the next three to five years, and contingent payments not to exceed $6.0 million paid during the three year period following the acquisition. The final acquisition costs are subject to final adjustments in accordance with the purchase agreements. In connection with the acquisitions, the Construction Products Group recorded goodwill of approximately $41.7 million and other intangible assets of approximately $5.3 million. Annual revenues for the acquired businesses are estimated to be approximately $81.0 million.

Also during 2007, the Construction Products Group sold the following assets:

•	a group of assets located in South Texas including four ready mix concrete facilities;

•	two ready mix concrete facilities located in the North Texas area;

•	three ready mix concrete facilities located in West Texas; and

•	a group of assets located in Houston, Texas which included seven ready mix concrete facilities and an aggregates distribution yard.

Total proceeds from the 2007 dispositions were $42.9 million with an after-tax gain of $9.3 million. Included in the after tax gain of $9.3 million was a goodwill write-off of $1.9 million.

In June 2006, we sold our weld pipe fittings business (“Fittings”). In August 2006, we also sold our European Rail business (“Europe”).

Condensed results of operations relating to Fittings for the years ended December 31, 2006 and 2005 were as follows:

	Year Ended December 31,
	2006	2005
	(in millions)

Revenues	$28.0	$53.3
Operating costs	23.5	45.1
Other income	—	0.1

Income from discontinued operations before income taxes	4.5	8.3
Provision for income taxes	1.8	3.0

Net income from discontinued operations	$2.7	$5.3

Condensed results of operations relating to Europe for the years ended December 31, 2006 and 2005 were as follows:

	Year Ended December 31,
	2006	2005
	(in millions)

Revenues	$70.8	$137.2
Operating costs	82.0	178.5
Other (income) expense	0.4	(1.2)

Loss from discontinued operations before income taxes	(11.6)	(40.1)
Benefit for income taxes	(3.5)	(11.3)

Net loss from discontinued operations	$(8.1)	$(28.8)

In September 2006, we implemented a plan to divest our Brazilian operations. Total net assets of these operations as of December 31, 2007 and December 31, 2006 were $2.3 million and $2.6 million, respectively. For the years ended December 31, 2007, 2006, and 2005, revenues and net loss from these discontinued operations were insignificant.

Note 3. Segment Information

The Company reports operating results in five principal business segments: (1) the Rail Group, which manufactures and sells railcars and component parts; (2) the Construction Products Group, which manufactures and sells highway products, concrete and aggregates, and girders and beams used in the construction of highway and railway bridges; (3) the Inland Barge Group, which manufactures and sells barges and related products for inland waterway services; (4) the Energy Equipment Group, which manufactures and sells products for energy related businesses, including tank heads, structural wind towers, and pressure and non-pressure containers for the storage and transportation of liquefied gases and other liquid and dry products; and (5) the Railcar Leasing and Management Services Group, which provides fleet management, maintenance, and leasing services. The category All Other includes our captive insurance and transportation companies; legal, environmental, and upkeep costs associated with non-operating facilities; other peripheral businesses; and the change in market valuation related to ineffective commodity hedges. Historical segment information has been retroactively adjusted to exclude the Fittings and Europe divestitures described in Note 2 from the Construction Products and Rail Groups, respectively.

Sales and related profits from the Rail Group to the Railcar Leasing and Management Services Group are recorded in the Rail Group and eliminated in consolidation. Sales of railcars from the lease fleet are included in the Railcar Leasing and Management Services Group. Sales between groups are recorded at prices comparable to those charged to external customers. See Note 5 Equity Investment for discussion of sales to a company in which we have an equity investment.

The financial information from continuing operations for these segments is shown in the tables below. We operate principally in the continental United States and Mexico.

Year Ended December 31, 2007

				Operating
	Revenues			Profit		Depreciation &	Capital
	External	Intersegment	Total	(Loss)	Assets	Amortization	Expenditures
	(in millions)

Rail Group	$1,540.0	$841.5	$2,381.5	$347.6	$1,172.2	$23.6	$83.3
Construction Products Group	731.2	1.8	733.0	58.2	342.4	24.1	31.9
Inland Barge Group	493.2	—	493.2	72.6	115.8	4.2	8.2
Energy Equipment Group	422.4	11.5	433.9	50.1	228.0	7.8	48.5
Railcar Leasing and Management Services Group	631.7	—	631.7	161.2	2,039.9	51.0	705.4
All Other	14.3	55.5	69.8	1.8	45.1	2.0	10.1
Corporate	—	—	—	(34.9)	345.0	6.2	6.7
Eliminations-Lease subsidiary	—	(828.5)	(828.5)	(138.0)	(247.4)	—	—
Eliminations — Other	—	(81.8)	(81.8)	(5.8)	(1.4)	—	—

Consolidated Total	$3,832.8	$—	$3,832.8	$512.8	$4,039.6	$118.9	$894.1

Year Ended December 31, 2006

				Operating
	Revenues			Profit		Depreciation &	Capital
	External	Intersegment	Total	(Loss)	Assets	Amortization	Expenditures
	(in millions)

Rail Group	$1,516.9	$625.7	$2,142.6	$253.9	$1,037.8	$15.3	$50.0
Construction Products Group	694.0	1.3	695.3	61.5	299.0	23.1	29.5
Inland Barge Group	371.2	—	371.2	44.5	100.6	3.3	9.2
Energy Equipment Group	327.6	8.9	336.5	45.7	168.8	5.5	18.5
Railcar Leasing and Management Services Group	303.5	0.2	303.7	106.5	1,550.0	35.8	543.6
All Other	5.7	49.5	55.2	(8.8)	52.5	1.5	2.2
Corporate	—	—	—	(37.9)	377.0	3.1	8.1
Eliminations — Lease subsidiary	—	(620.0)	(620.0)	(83.3)	(169.6)	—	—
Eliminations — Other	—	(65.6)	(65.6)	0.5	(1.3)	—	—

Consolidated Total	$3,218.9	$—	$3,218.9	$382.6	$3,414.8	$87.6	$661.1

Year Ended December 31, 2005

				Operating
	Revenues			Profit		Depreciation &	Capital
	External	Intersegment	Total	(Loss)	Assets	Amortization	Expenditures
	(in millions)

Rail Group	$1,418.3	$398.0	$1,816.3	$135.0	$892.3	$11.4	$42.2
Construction Products Group	616.8	4.8	621.6	55.3	257.3	22.0	31.4
Inland Barge Group	240.7	—	240.7	15.7	76.8	2.8	2.3
Energy Equipment Group	224.7	10.1	234.8	31.9	119.7	4.7	5.3
Railcar Leasing and Management Services Group	203.7	—	203.7	55.8	972.7	29.8	345.8
All Other	5.5	38.3	43.8	(4.2)	24.7	1.8	1.8
Corporate	—	—	—	(35.0)	196.2	3.7	4.7
Eliminations — Lease subsidiary	—	(395.7)	(395.7)	(50.4)	(85.3)	—	—
Eliminations — Other	—	(55.5)	(55.5)	—	—	—	—

Consolidated Total	$2,709.7	$—	$2,709.7	$204.1	$2,454.4	$76.2	$433.5

Corporate assets are composed of cash and cash equivalents, notes receivable, certain property, plant, and equipment, and other assets. Capital expenditures do not include business acquisitions.

Externally reported revenues and operating profit for our Mexico operations for the years ended December 31, 2007, 2006, and 2005 are presented below:

	External Revenues			Operating Profit
	Year Ended December 31,			Year Ended December 31,
	2007	2006	2005	2007	2006	2005
	(in millions)

Mexico	$73.3	$80.4	$59.3	$12.5	$14.7	$13.9

Total assets and long-lived assets for our Mexico operations as of December 31, 2007 and 2006 are presented below:

	Total Assets		Long-Lived Assets
	December 31,
	2007	2006	2007	2006
		(in millions)

Mexico	$277.9	$214.3	$153.7	$104.7

Note 4. Railcar Leasing and Management Services Group

The Railcar Leasing and Management Services Group (“Leasing Group”) provides fleet management, maintenance, and leasing services. Selected combined financial information for the Leasing Group is as follows:

	December 31,	December 31,
	2007	2006
	(in millions)

Balance Sheet
Cash	$40.8	$13.0
Leasing equipment:
Machinery	36.1	35.1
Equipment on lease	1,996.7	1,511.5

	2,032.8	1,546.6
Accumulated depreciation	(214.4)	(163.9)

	1,818.4	1,382.7
Restricted assets	129.1	111.6
Debt:
Recourse	75.7	119.1
Non-recourse	643.9	426.5

	Year Ended December 31,
	2007	2006	2005
	(in millions)

Statement of Operations
Revenues	$631.7	$303.7	$203.7
Operating profit	161.2	106.5	55.8

For the year ended December 31, 2007, revenues of $283.6 million and operating profit of $38.9 million are related to sales of cars from the lease fleet to a company in which Trinity holds an equity investment. See Note 5 Equity Investment.

Interest expense, which is not a component of operating profit, was $43.4 million, $34.5 million, and $19.3 million for the years ended December 31, 2007, 2006, and 2005, respectively. Rent expense, which is a component of operating profit, was $45.1 million, $44.7 million, and $49.2 million for the years ended December 31, 2007, 2006, and 2005, respectively.

Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured by Trinity’s rail subsidiaries and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Leasing Group primarily enters into operating leases. Future minimum rental revenues on leases in each year are as follows:

	2008	2009	2010	2011	2012	Thereafter	Total
	(in millions)

Future Minimum Rental Revenues on Leases	$175.4	$164.5	$149.1	$117.7	$95.2	$326.2	$1,028.1

The Leasing Group’s debt consists of both recourse and non-recourse debt. See Note 10 Debt for the form and maturities of the debt. Leasing Group equipment with a net book value of approximately $936.9 million is pledged as collateral for Leasing Group debt. Equipment with a net book value of approximately $109.8 million is pledged as collateral against operating lease obligations.

In prior years, the Leasing Group completed a series of financing transactions whereby railcars were sold to one or more separate independent owner trusts. Each trust financed the purchase of the railcars with a combination of debt and equity. In each transaction, the equity participant in the trust is considered to be the primary beneficiary of the trusts. The Leasing Group, through newly formed, wholly owned qualified subsidiaries, leased railcars from the trusts under operating leases with terms of 22 years, and subleased the railcars to independent third party customers under shorter term operating rental agreements. Under the terms of the operating lease agreements between the subsidiaries and trusts, the Leasing Group has the option to purchase at a predetermined fixed price, certain of the railcars from the trusts in 2016 and other railcars in 2019. The Leasing Group also has options to purchase the railcars at the end of the respective lease agreements in 2023, 2026, and 2027 at the then fair market value of the railcars as determined by a third party, independent appraisal. At the expiration of the operating lease agreements, the Company has no further obligations with respect to the leased railcars.

These Leasing Group’s subsidiaries had total assets as of December 31, 2007 of $216.7 million, including cash of $76.3 million and Leasing Group railcars of $107.5 million. The rights, title, and interest in each sublease, cash, and railcars are pledged to collateralize the lease obligations to the trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiaries’ lease obligations. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties to be available to Trinity. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future minimum rental revenues related to these leases due to the Leasing Group are as follows:

	2008	2009	2010	2011	2012	Thereafter	Total
			(in millions)

Future Operating Lease Obligations of Trusts’ Cars	$48.5	$47.6	$40.7	$41.7	$44.9	$521.1	$744.5
Future Minimum Rental Revenues of Trusts’ Cars	$57.4	$47.2	$37.1	$29.3	$23.2	$80.1	$274.3

In each transaction the Leasing Group has entered into a servicing and re-marketing agreement with the trusts that requires the Leasing Group to endeavor, consistent with customary commercial practice as would be used by a prudent person, to maintain railcars under lease for the benefit of the trusts. The Leasing Group also receives management fees under the terms of the agreements. In each transaction, an independent trustee for the trust has authority for appointment of the railcar fleet manager.

Note 5. Equity Investment

In 2007, Trinity purchased 20% of the equity in newly-formed TRIP Holdings LLC (“TRIP Holdings”) for $21.3 million. TRIP Holdings provides railcar leasing and management services in North America. Trinity also paid $13.8 million in structuring and placement fees related to the formation of TRIP Holdings that are being expensed on a pro rata basis as railcars are purchased from Trinity by a wholly-owned subsidiary of TRIP Holdings, TRIP Rail Leasing LLC (“TRIP Leasing”). As of December 31, 2007, $5.1 million of these structuring and placement fees have been expensed. TRIP Holding’s remaining equity is held by five investors not related to Trinity or its subsidiaries. Trinity’s remaining equity commitment to TRIP Holdings is $27.7 million, which is expected to be completely funded by 2009. As part of the transaction, TRIP Leasing plans to purchase approximately $1.4 billion in railcars from Trinity’s Rail and Leasing Groups. Purchases of railcars by TRIP Leasing are funded by capital contributions from TRIP Holdings and third party debt. The Company has no obligation to guarantee performance under the debt agreement, guarantee any railcar residual values, shield any parties from losses, or guarantee minimum yields.

Trinity Industries Leasing Company (“TILC”), a wholly owned subsidiary of Trinity Industries, Inc. serves as manager of TRIP Holdings and has the authority to bind TRIP Holdings and perform all acts necessary to conduct the business of TRIP Holdings. For its services as manager, TILC receives a monthly administrative fee and a potential performance fee. Additionally, a disposition fee may be earned by TILC if, no more than twelve months prior to a liquidity event, TILC was serving as the manager. The manager may be removed without cause as a result of a majority vote of the non-Trinity equity members. TILC also serves as servicer under an agreement between TRIP Leasing and TILC, providing remarketing and management services. For its services as servicer, TILC receives: 1) a monthly servicing fee, 2) a broker fee on the purchase of equipment by TRIP Leasing, and 3) a sales fee on the sale of equipment by TRIP Leasing to an unaffiliated third party. The servicer may be terminated upon the occurrence and during the continuation of a servicer replacement event by a vote of the lenders with credit exposure in the aggregate exceeding 66 2/3%.

Based on the provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“FIN 46R”), TRIP Holdings does not qualify as a variable interest entity. The equity method of accounting is being used to account for Trinity’s investment in TRIP Holdings. Profit on equipment sales to TRIP Leasing is recognized at the time of sale to the extent of the non-Trinity interests in TRIP Leasing. The deferred profit on the sale of equipment to TRIP Leasing pertaining to TILC’s interest in TRIP Holdings is amortized over the depreciable life of the related equipment. All other fee income to TILC earned from services provided to TRIP Holdings is recognized by TILC to the extent of the non-Trinity interests in TRIP Holdings.

For the year ended December 31, 2007, the Rail Group sold $232.6 million and TILC sold $283.6 million of railcars to TRIP Leasing resulting in a gain of $89.7 million, of which $17.9 million was deferred based on Trinity’s 20% equity interest. Fees for the same period were insignificant. The purchases were financed with borrowings by TRIP Leasing of $438.8 million and capital contributions from TRIP Holdings.

Note 6. Derivative and Financial Instruments

The Company uses derivatives instruments to mitigate the impact of increases in zinc, natural gas and diesel fuel prices and interest rates, as well as to convert a portion of its variable-rate debt to fixed-rate debt. We also use derivatives to lock in fixed interest rates in anticipation of future debt issuances. For instruments designated as hedges, the Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments, or forecasted transactions. At the time a derivative contract is entered into, and at least quarterly thereafter, the Company assesses whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting in ineffectiveness, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in Accumulated Other Comprehensive Loss (“AOCL”) as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedge transaction affects earnings. Trinity monitors its derivative positions and credit ratings of its counterparties and does not anticipate losses due to counterparties’ non- performance.

Interest rate hedges

From time to time, the Company enters into various interest rate hedging transactions for the purpose of managing exposure to fluctuations in interest rates and establishing rates in anticipation of future debt issuances. The Company uses interest rate swaps as part of its interest rate risk management strategy.

In anticipation of a future debt issuance, the Company entered into interest rate swap transactions during the fourth quarter of 2006 and during 2007. These instruments, with a notional amount of $370 million, hedge the interest rate on a future debt issuance associated with an anticipated secured borrowing facility that was originally scheduled to close in the fourth quarter of 2007. Due to market conditions, the scheduled close date of the future debt issuance was moved to the end of the first quarter of 2008. The interest rate swap transactions were renewed in the fourth quarter 2007 and will expire in the first quarter of 2008. The weighted average fixed interest rate under these instruments is 5.23%. These interest rate swaps are being accounted for as cash flow hedges with changes in the fair value of the instruments of $16.0 million of loss recorded in AOCL. The effect on the consolidated statement of operations for the year ended December 31, 2007 was expense of $0.2 million due to the ineffective portion of the hedges associated with anticipated interest payments that were not made. If the future debt issuance is postponed again at the end of the first quarter of 2008, the ineffective portion of the hedges associated with future anticipated interest payments not made will be charged to earnings. If the future debt issuance is ultimately not completed, the entire amount of the fair value change recorded in AOCL will be charged to earnings at the time management determines the debt issuance is not probable .

The Company has used interest rate swaps to fix the LIBOR component of outstanding debt. These swaps are accounted for as cash flow hedges under SFAS 133. As of December 31, 2006, Trinity had $65 million of interest rate swaps outstanding to fix the LIBOR component of outstanding debt. These swaps expired in the third quarter of 2007. The effect on the consolidated statement of operations for the years ended December 31, 2007 and 2006 was income of $0.4 million and $1.0 million, respectively. The amount recorded in the consolidated balance sheet for these instruments was an asset of $0.4 million as of December 31, 2006 with $0.4 million of income in AOCL.

During 2005 and 2006, we entered into interest rate swap transactions in anticipation of a future debt issuance. These instruments, with a notional amount of $200 million, fixed the interest rate on a portion of a future debt issuance associated with a railcar leasing transaction in 2006 and settled at maturity in the first quarter of 2006. The weighted average fixed interest rate under these instruments was 4.87%. These interest rate swaps were being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in AOCL through the date the related debt issuance closed in May 2006. The balance is being amortized over the term of the related debt. At December 31, 2007, the balance remaining in AOCL was $3.8 million of income. The effect of the amortization on the consolidated statement of operations for the years ended December 31, 2007 and 2006 was income of $0.4 million and $0.2 million, respectively.

Natural gas and diesel fuel

We continued a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit and overall profitability from adverse price changes by entering into derivative instruments. Since the majority of these instruments do not qualify for hedge accounting treatment, any change in their valuation will be recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet for these instruments was an asset of $1.5 million as of December 31, 2007 and a liability of $2.9 million as of December 31, 2006, with $0.1 million of income and $0.4 million of expense in AOCL, respectively. The effect on the consolidated statement of operations for the year ended December 31, 2007 was income of $2.2 million and expense of $5.2 million for the year ended December 31, 2006. The amounts recorded in the consolidated statements of operations for the year ended December 31, 2005 for natural gas and diesel fuel hedge transactions were not significant.

Zinc

In 2007, we entered into a program to mitigate the impact of fluctuations in the price of zinc purchases. The intent of this program is to protect our operating profit and overall profitability from adverse price changes by entering into derivative instruments. These instruments are short term with monthly or quarterly maturities and no remaining balances outstanding on the consolidated balance sheet or in AOCL as of December 31, 2007. The effect on the consolidated statement of operations for the year ended December 31, 2007 was income of $2.6 million.

Fair Value of Debt

The carrying amounts and estimated fair values of our long-term debt at December 31, 2007 were as follows:

		Estimated
	Carrying Value	Fair Value
	(in millions)

Convertible subordinated notes	$450.0	$406.0
Senior notes	201.5	198.5
Equipment trust certificates	75.7	75.5
Secured railcar equipment notes	334.1	334.1
Warehouse facility	309.8	309.8

The estimated fair values of our publicly held long-term debt were based on quoted market prices. The fair values of all other financial instruments approximate their carrying values as amounts are being marked to market or are highly liquid.

Note 7.	Property, Plant, and Equipment

The following table summarizes the components of property, plant, and equipment as of December 31, 2007 and 2006.

	December 31,	December 31,
	2007	2006
	(in millions)

Corporate/Manufacturing:
Land	$36.5	$35.8
Buildings and improvements	341.3	329.2
Machinery and other	608.0	538.6
Construction in progress	79.8	39.5

	1,065.6	943.1
Less accumulated depreciation	(565.4)	(564.6)

	500.2	378.5
Leasing:
Machinery	36.1	35.1
Equipment on lease	1,996.7	1,511.5

	2,032.8	1,546.6
Less accumulated depreciation	(214.4)	(163.9)

	1,818.4	1,382.7
Deferred profit on railcars sold to the Leasing Group	(248.8)	(170.9)

	$2,069.8	$1,590.3

We lease certain equipment and facilities under operating leases. Future minimum rent expense on these leases in each year is (in millions): 2008 — $17.2; 2009 — $16.3; 2010 — $12.3; 2011 — $8.2; 2012 — $0.4; and $0.4 thereafter. See Note 4 Railcar Leasing and Management Services Group for information related to the lease agreements, future operating lease obligations, and future minimum rent expense associated with the Company’s wholly owned, qualified subsidiaries.

We capitalized $0.6 million and $0.3 million of interest expense as part of the cost of construction of facilities and equipment during 2007 and 2006, respectively.

We estimate the fair market value of properties no longer in use or held for sale based on the location and condition of the properties, the fair market value of similar properties in the area, and the Company’s experience selling similar properties in the past. As of December 31, 2007, the Company had non-operating plants with a net book value of $7.0 million. Our estimated fair value of these assets exceeds their book value.

Note 8.	Goodwill

As of December 31, 2007 and 2006, the Company’s impairment test of goodwill was completed at the reporting unit level and no impairment charges were recorded. Goodwill by segment is as follows:

	December 31,	December 31,
	2007	2006
	(in millions)

Rail	$447.5	$447.5
Construction Products	49.9	10.1
Energy Equipment	4.3	4.3
Railcar Leasing and Management Services	1.8	1.8

	$503.5	$463.7

Note 9. Warranties

The Company provides for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assesses the adequacy of the resulting reserves on a quarterly basis. The changes in the accruals for warranties for the years ended December 31, 2007, 2006, and 2005 are as follows:

	December 31,	December 31,	December 31,
	2007	2006	2005
	(in millions)

Beginning balance	$28.6	$36.8	$19.3
Warranty costs incurred	(10.0)	(20.4)	(10.4)
Product warranty accrual	9.8	11.6	24.0
Currency translation	(0.1)	0.9	(0.4)
Discontinued operations	—	(0.3)	—
Recoverable warranty costs	—	—	4.3

Ending balance	$28.3	$28.6	$36.8

The increase in the product warranty accruals in 2005 was due primarily to an increase in product quantities covered by warranties in 2005 as well as specific issues identified during 2005. In 2005, the product warranty accrual included approximately $8.9 million related to our European discontinued operations, of which $7.0 million of warranty costs incurred was included in 2006. The recoverable warranty costs in 2005 are primarily due to calculated warranty exposure reimbursed to the Company by former owners of an acquired entity.

Note 10. Debt

The following table summarizes the components of debt as of December 31, 2007 and 2006.

	December 31,	December 31,
	2007	2006
	(in millions)

Corporate/Manufacturing — Recourse:
Revolving commitment	$—	$—
Convertible subordinated notes	450.0	450.0
Senior notes	201.5	201.5
Other	3.1	1.8

	654.6	653.3
Leasing — Recourse:
Equipment trust certificates	75.7	119.1

	730.3	772.4

Leasing — Non-recourse:
Secured railcar equipment notes	334.1	347.5
Warehouse facility	309.8	79.0

	643.9	426.5

Total debt	$1,374.2	$1,198.9

Trinity’s revolving credit facility requires maintenance of ratios related to interest coverage for the leasing and manufacturing operations, leverage, and minimum net worth. In June 2007, Trinity amended the facility to increase the permitted leverage ratio, and add a senior leverage ratio, as well as other minor modifications. In October 2007, Trinity again amended and restated its revolving credit agreement. This new agreement is a $425 million revolving credit facility that matures October 19, 2012. Other minor changes were made to the agreement. At December 31, 2007, there were no borrowings under our $425 million revolving credit facility. After $93.2 million was considered for letters of credit, $331.8 million was available under the revolving credit facility.

In June 2006, the Company completed the sale of $450 million of Convertible Subordinated Notes due 2036 (“Convertible Subordinated Notes”). The Convertible Subordinated Notes bear an interest rate of 3 7/8% per annum on the principal amount payable semi-annually in arrears on June 1 and December 1 of each year, which began on December 1, 2006. In addition, commencing with the six-month period beginning June 1, 2018, and for each six-month period thereafter, we will pay contingent interest to the holders of the Convertible Subordinated Notes under certain circumstances. The Convertible Subordinated Notes mature on June 1, 2036, unless redeemed, repurchased, or converted earlier. We may not redeem the Convertible Subordinated Notes before June 1, 2018. On or after that date, we may redeem all or part of the Convertible Subordinated Notes for cash at 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest (including any contingent interest) up to, but excluding, the redemption date. Holders of the Convertible Subordinated Notes may require us to purchase all or a portion of their notes on June 1, 2018 or upon a fundamental change. In each case, the Convertible Subordinated Notes would be purchased for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest (including any contingent interest) to, but excluding, the purchase date. A conversion would currently be based on a conversion rate of 19.1472 shares of common stock per $1,000 principal amount, which is equivalent to a conversion price of approximately $52.23 per share, on a post-split basis. We used a portion of the proceeds from this sale to retire $98.5 million of Senior Notes and $0.7 million of Equipment Trust Certificates. The net gain on these repurchases as well as the write-off of related deferred loan fees were not significant.

In May 2006, Trinity Rail Leasing V, L.P., a limited partnership (“TRL-V”) and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC issued $355.0 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2006-1A (the “Secured Railcar Equipment Notes”). The Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated May 24, 2006, between TRL-V and Wilmington Trust Company, as indenture trustee. These Secured Railcar Equipment Notes bear interest at a fixed rate of 5.9% per annum, are payable monthly, and have a final maturity of May 14, 2036. These Secured Railcar Equipment Notes are limited recourse obligations of TRL-V only, secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL-V.

The Company’s 6 1/2% senior notes (“Senior Notes”) due 2014 rank equally with all of the Company’s existing and future senior debt but are subordinated to all the Company’s existing and future secured debt to the extent of the value of the assets securing such debt. We may redeem some or all of the Senior Notes at any time on or after March 15, 2009 at a redemption price of 103.25% in 2009, 102.167% in 2010, 101.083% in 2011 and 100.0% in 2012 and thereafter plus accrued interest. The Senior Notes could restrict our ability to incur additional debt; make certain distributions, investments, and other restricted payments; create certain liens; merge; consolidate; or sell substantially all or a portion of our assets. During the second quarter of 2006, we repurchased $98.5 million of Senior Notes, leaving an outstanding principal balance of $201.5 million.

In August 2007, TILC amended, restated, and extended its $375 million non-recourse warehouse facility through 2009, amended certain terms of the existing facility, and increased the facility by $25 million to $400 million. This facility, established to finance railcars owned by TILC, had $309.8 million outstanding at December 31, 2007. The warehouse facility is due August 2009 and unless renewed will be payable in three equal installments in February 2010, August 2010, and February 2011. Railcars financed by the warehouse facility have historically been refinanced under long-term financing agreements. Specific railcars and the underlying leases secure the facility. Advances under the facility may not exceed 78% of the fair market value of the eligible railcars securing the facility as defined by the agreement. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in-rate of 6.38% at December 31, 2007. At December 31, 2007, $90.2 million was available under this facility. In February 2008, this facility was increased to $600 million with the availability period of the facility remaining through August 2009.

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

Principal payments due during the next five years as of December 31, 2007 are as follows:

	2008	2009	2010	2011	2012	Thereafter
			(in millions)

Recourse
Corporate/Manufacturing	$0.9	$0.4	$0.3	$0.2	$0.1	$652.7
Leasing — equipment trust certificates (Note 4)	14.2	61.5	—	—	—	—
Non-recourse
Leasing — secured railcar equipment notes (Note 4)	14.2	15.3	16.4	14.9	13.7	259.6
Leasing — warehouse facility (Note 4)	11.2	199.1	99.5	—	—	—

Total principal payments	$40.5	$276.3	$116.2	$15.1	$13.8	$912.3

Commitments under letters of credit, primarily related to insurance, are $93.3 million, expiring $86.1 million in 2008, $5.8 million in 2009, $1.3 million in 2010, $— million in 2011 and 2012, and $0.1 million after 2012.

Note 11. Other, Net

Other, net (income) expense consists of the following items:

	Year Ended December 31,
	2007	2006	2005
	(in millions)

Gains on dispositions of property, plant, and equipment	$(17.0)	$(13.5)	$(5.5)
Foreign exchange transactions	(1.7)	(1.3)	(0.5)
Write-down of equity investment	5.4	—	—
(Earnings) loss on equity investments	1.1	0.4	(3.2)
Other	(2.2)	(0.8)	(1.9)

Other, net	$(14.4)	$(15.2)	$(11.1)

Note 12. Income Taxes

In July 2006, the FASB issued FIN 48, which became effective for fiscal years beginning after December 15, 2006, introduces a new approach that significantly changes how enterprises recognize and measure tax benefits associated with tax positions and how enterprises disclose uncertainties related to income tax positions in their financial statements.

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

On January 1, 2007, we adopted the provisions of FIN 48. As a result, we recorded a $3.1 million charge to the January 1, 2007 balance of retained earnings. This amount is inclusive of penalties and interest and net of deferred tax assets that were recorded against uncertain tax positions related to state income taxes and Federal and state interest expense that was accrued.

Prior to the adoption of FIN 48, we had recorded $8.3 million of tax contingency reserves. Additionally, $20.7 million of deferred tax liabilities had been recorded for items that have been identified as uncertain tax positions that have now been reclassified as a FIN 48 liability. Upon the adoption of FIN 48, we identified an additional $3.0 million of taxes related to uncertain tax positions which increased our total FIN 48 balance on

January 1, 2007 to $32.0 million. This amount was charged to January 1, 2007 retained earnings as a cumulative change in accounting principle.

The change in unrecognized tax benefits for the year ended December 31, 2007 was as follows (in millions):

Balance at January 1, 2007	$32.0
Additions for tax positions of prior years	5.1
Reductions for tax positions of prior years	(11.3)
Settlements	(0.6)
Expirations of statute of limitations	(1.5)

Balance at December 31, 2007	$23.7

The additions for the year ended December 31, 2007, were primarily due to deferred tax liabilities that have been reclassed as uncertain tax positions.

The reduction for tax positions of prior years relates primarily to temporary items that we had previously intended to take a position on in the 2006 Federal Income Tax Return (“tax return”) that would have resulted in an uncertain tax position but eventually was not taken on the tax return when it was filed. The nature of this item was temporary; therefore, there was not an impact to the overall effective tax rate related to this item.

At December 31, 2007, the statute of limitations for assessing additional tax expired within the Czech Republic. We therefore released $1.2 million of taxes that were previously reserved. The remaining $0.3 million of expirations was due to various state statutes of limitations for assessing additional tax expiring.

The total amount of unrecognized tax benefits at December 31, 2007, that would affect the Company’s effective tax rate if recognized was $7.3 million. There is a reasonable possibility that unrecognized Federal and state tax benefits will decrease by December 31, 2008 due to a lapse in the statute of limitations for assessing tax. Further, there is a reasonable possibility that the unrecognized tax benefits related to Federal and state tax positions will decrease significantly by December 31, 2008 due to settlements with taxing authorities. Amounts expected to settle or lapse in the statute of limitations by December 31, 2008 are $9.9 million.

Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of January 1, 2007 was $5.8 million. The total amount of accrued interest and penalties as of December 31, 2007 was $8.0 million. Income tax expense for the year ended December 31, 2007, includes $2.2 million in interest expense and penalties related to uncertain tax positions.

The components of the provision for income taxes from continuing operations are as follows:

	Year Ended December 31,
	2007	2006	2005
	(in millions)

Current:
Federal	$89.4	$41.8	$33.1
State	14.1	10.8	4.4
Foreign	6.6	4.9	6.4

Total current	110.1	57.5	43.9

Deferred:
Federal	52.7	66.5	38.5
State	2.8	9.4	(9.0)
Foreign	3.8	(0.4)	(7.8)

Total deferred	59.3	75.5	21.7

Provision	$169.4	$133.0	$65.6

Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax liabilities and assets are as follows:

	December 31,
	2007	2006
	(in millions)

Deferred tax liabilities:
Depreciation, depletion, and amortization	$270.8	$233.5
Convertible debt	12.7	4.5
Other liabilities	—	11.9

Total deferred tax liabilities	283.5	249.9

Deferred tax assets:
Workers compensation, pensions, and other benefits	51.6	59.4
Warranties and reserves	26.0	24.5
Equity items	26.8	32.0
Tax loss carryforwards and credits	17.7	31.1
Inventory	9.2	7.8
Accrued liabilities and other	1.5	0.9

Total deferred tax assets	132.8	155.7

Net deferred tax liabilities before valuation allowance	150.7	94.2
Valuation allowance	2.5	3.6

Net deferred tax liabilities before FIN 48	153.2	97.8
Deferred tax liabilities included in FIN 48 reserves	(11.1)	(24.2)

Adjusted net deferred tax liabilities	$142.1	$73.6

At December 31, 2007, the Company had $1.8 million of Federal consolidated net operating loss carry forwards and tax effected $4.1 million of state loss carry forwards. The Federal tax loss carry forwards are related to pre-acquisition losses from acquired subsidiaries and are due to expire between 2011 and 2013. We have established a valuation allowance for state net operating losses which may not be realizable. These net operating losses expire between 2008 and 2024.

Realization of deferred tax assets is dependent on generating sufficient taxable income in future periods. We have established valuation allowances against tax losses and credits that we will most likely be unable to utilize. We believe that it is more likely than not that we will be able to generate sufficient future taxable income to utilize the remaining deferred tax assets.

We are currently under Internal Revenue Service (“IRS”) examination for the tax years ended 1998 through 2002 and 2004 through 2005, thus our statute remains open from the year ended March 31, 1998, forward. We expect the 1998 through 2002 examination to be completed within the next twelve months and expect the 2004 through 2005 examination to be completed within the next twelve to eighteen months. This could be affected by any adjustments that the IRS and the Company do not agree upon, in which case the statute could remain open for an undeterminable period. In addition, statutes of limitations governing the right of Mexico’s tax authorities to audit the tax returns of our Mexican operations remain open for the 2002 tax year forward. We have recently been contacted by the Mexican taxing authority notifying us of their intent to audit our Mexican subsidiaries for the 2002 and 2003 tax years. We expect these examinations to be completed within the next twelve months. Our various European subsidiaries, including the subsidiaries that were sold during 2006, are impacted by various statutes of limitations which are generally open from 2003 forward. An exception to this is our Romanian operations, which have been audited through 2004. Generally, states’ statutes in the United States are open from 2002 forward.

The provision for income taxes from continuing operations results in effective tax rates different from the statutory rates. The following is reconciliation between the statutory United States federal income tax rate and the Company’s effective income tax rate:

	Year Ended
	December 31,
	2007	2006	2005

Statutory rate	35.0%	35.0%	35.0%
State taxes	3.6	1.1	2.2
Changes in tax laws and rates	(1.2)	2.5	—
Other, net	(0.8)	(0.4)	0.1

Total taxes	36.6%	38.2%	37.3%

Income from continuing operations before income taxes for the year ended December 31, 2007, 2006, and 2005 was $446.5 million, $328.2 million, and $157.8 million, respectively, for United States operations, and $16.7 million, $20.3 million, and $18.3 million, respectively, for foreign operations. The Company has provided United States deferred income taxes on the un-repatriated earnings of its foreign operations. The Company has $0.7 million of foreign tax credit carry forwards which will expire between 2013 and 2015.

Note 13. Employee Retirement Plans

The Company sponsors defined benefit plans and defined contribution profit sharing plans which provide income and death benefits for eligible employees. The annual measurement date of the benefit obligations, fair value of plan assets and funded status is December 31.

Actuarial Assumptions

	Year Ended
	December 31,
	2007	2006	2005

Assumptions used to determine benefit obligations at the annual measurement date were:
Obligation discount rate	6.50%	6.00%	5.75%
Compensation increase rate	4.00%	4.00%	4.00%
Assumptions used to determine net periodic benefit costs were:
Obligation discount rate	6.00%	5.75%	6.00%
Long-term rate of return on plan assets	7.75%	8.75%	8.75%
Compensation increase rate	4.00%	4.00%	4.00%

The expected long-term rate of return on plan assets is an assumption reflecting the anticipated weighted average rate of earnings on the portfolio over the long-term. To arrive at this rate, we developed estimates based upon the anticipated performance of the assets in its portfolio.

Components of Net Retirement Cost

	Year Ended
	December 31,
	2007	2006	2005
	(in millions)

Expense Components
Service cost	$11.3	$12.2	$10.2
Interest	19.6	18.1	16.8
Expected return on plan assets	(17.6)	(18.1)	(17.2)
Amortization and deferral	4.2	4.2	2.9
Profit sharing	7.0	6.1	5.6
Other	—	0.1	0.4

Net expense	$24.5	$22.6	$18.7

Obligations and Funded Status

	Year Ended December 31,
	2007	2006
	(in millions)

Accumulated Benefit Obligations	$272.6	$273.0

Projected Benefit Obligations
Beginning of year	$320.4	$303.4
Service cost	11.3	12.2
Interest	19.6	18.1
Benefits paid	(10.2)	(9.5)
Actuarial (gain) loss	(24.3)	(3.8)

End of year	$316.8	$320.4

Plans’ Assets
Beginning of year	$224.6	$204.3
Actual return on assets	19.1	11.4
Employer contributions	16.1	18.4
Benefits paid	(10.2)	(9.5)

End of year	$249.6	$224.6

Consolidated Balance Sheet Components
Funded status	$(67.2)	$(95.8)

The unfunded status of the plan of $67.2 million at December 31, 2007 was recognized in the accompanying balance sheet as accrued pension liability. No plan assets are expected to be returned to us during the year ending December 31, 2008.

For the year ended December 31, 2007, the change in the funded status was a gain of $30.0 million ($18.7 million net of related income taxes) that was recognized in other comprehensive income. This was primarily comprised of an actuarial gain of $25.8 million ($16.1 million net of related income taxes). In addition, the following amounts were recognized as a reclassification adjustment of other comprehensive income as a result of being recognized in net periodic pension cost for the year ended December 31, 2007: transition asset of $0.1 million ($0.1 million net of related income taxes), prior service cost of $0.2 million ($0.1 million net of related income taxes), and an amortization of an actuarial loss of $4.1 million ($2.6 million net of related income taxes).

Included in accumulated other comprehensive loss at December 31, 2007 were the following amounts that have not been recognized in net periodic pension cost: unrecognized transition asset of $0.1 million ($0.1 million net of related income taxes), prior service cost of $1.4 million ($0.9 million net of related income taxes) and unrecognized actuarial losses of $56.4 million ($35.0 million net of related income taxes).

The transition asset, prior service cost and actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost for the year ended December 31, 2008 was $0.1 million ($0.1 million net of related income taxes), $0.2 million ($0.1 million net of related income taxes) and $2.0 million ($1.2 million net of related income taxes), respectively.

Plan Assets

The pension plan weighted-average asset allocation at year end 2007 and 2006 and the range of target asset allocations are as follows:

		Percentage
		of Plan
	Range of	Assets at
	Target	Year-End
	Allocation	2007	2006

Asset category:
Equity securities	55-65%	64%	64%
Fixed income	35-45%	36%	36%

Total		100%	100%

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

The principal pension investment strategies include asset allocation and active asset management. The range of target asset allocations has been determined after giving consideration to the expected returns of each asset category, the expected performance of each asset category, the volatility of the asset returns over time and the complementary nature of the asset mix within the portfolio. Each asset category is managed by external money managers with the objective of generating returns that exceed market-based benchmarks.

Cash Flows

Employer contributions for the year ending December 31, 2008 are expected to be $32.5 million for the defined benefit plans compared to $16.1 million contributed during 2007. Employer contributions to the 401(k) plans and the Supplemental Profit Sharing Plan for the year ending December 31, 2008 are expected to be $7.0 million compared to $6.0 million during 2007.

Benefit payments expected to be paid during the next ten years are as follows:

Amounts
(in millions)

2008	$10.8
2009	12.0
2010	12.8
2011	14.0
2012	15.5
2013-2017	104.8

Note 14. Series B Redeemable Convertible Preferred Stock

In June 2003, the Company issued 600 shares of Series B Redeemable Convertible Preferred Stock. The Series B preferred stock was classified outside the Stockholders’ Equity section because there was not absolute assurance that the number of authorized and un-issued common shares would be adequate to redeem the Series B preferred stock. In February 2006, the Company converted the 600 shares of Series B preferred stock into 2,671,415 shares of the Company’s common stock.

Note 15. Accumulated Other Comprehensive Loss

Comprehensive income is as follows:

	Year Ended December 31,
	2007	2006	2005
	(in millions)

Net income	$293.1	$230.1	$86.3
Other comprehensive income (loss):
Change in currency translation adjustment:
Sale of European operations, net of tax expense of $8.1	—	(8.7)	—
Change in currency translation adjustment, net of tax expense (benefit) of $0.2, $0.0, and $(2.9)	0.2	(0.1)	(5.2)
Other	—	2.4	—A
Change in funded status of pension liability, net of tax expense (benefit) of $11.3, $3.5, and $(7.6)	18.7	6.4	(10.8)
Change in unrealized (loss) gain on derivative financial instruments, net of tax (benefit) expense of $(6.3), $0.9, and $0.6	(11.3)	1.4	1.1

Comprehensive income	$300.7	$231.5	$71.4

The components of accumulated other comprehensive loss are as follows:

	December 31,	December 31,
	2007	2006
	(in millions)

Currency translation adjustments	$(17.3)	$(17.5)
Unrealized gain (loss) on derivative financial instruments	(8.5)	2.8
Funded status of pension liability	(35.8)	(54.5)

	$(61.6)	$(69.2)

Note 16. Stockholders’ Equity

The Company has a Stockholder’s Rights Plan. On March 11, 1999, the Board of Directors of the Company declared a dividend distribution of one right for each outstanding share of the Company’s common stock, $1.00 par value, to stockholders of record at the close of business on April 27, 1999. Each right entitles the registered holder to purchase from the Company one one-hundredth (1/100) of a share of Series A Preferred Stock at a purchase price of $200.00 per one one-hundredth (1/100) of a share, subject to adjustment. The rights are not exercisable or detachable from the common stock until ten business days after a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or if a person or group commences a tender or exchange offer upon consummation of which that person or group would beneficially own 15% or more of the common stock. We will generally be entitled to redeem the rights at $0.01 per right at any time until the first public announcement that a 15% position has been acquired. If any person or group becomes a beneficial owner of 15% or more of our common stock, each right not owned by that person or related parties enables its holder to purchase, at the right’s purchase price, shares of our common stock having a calculated value of twice the purchase price of the right.

Note 17. Stock-Based Compensation

The Company’s 2004 Stock Option and Incentive Plan (“Plan”) authorized 2,500,000 shares of common stock plus (i) shares covered by forfeited, expired, and canceled options granted under prior plans; (ii) shares tendered as full or partial payment for the purchase price of an award or to satisfy tax withholding obligations; and (iii) shares covered by an award settled in cash. At December 31, 2007, a total of 2,527,088 shares were available for issuance. The plan provides for the granting of nonqualified and incentive stock options having maximum ten-year terms to purchase common stock at its market value on the award date; stock appreciation rights based on common stock fair market values with settlement in common stock or cash; restricted stock; restricted stock units; and performance awards with settlement in common stock or cash on achievement of specific business objectives. Under previous plans, nonqualified and incentive stock options, restricted shares, and restricted stock units were granted at their fair market values. Options become exercisable in various percentages over periods ranging up to five years.

Stock Options

Effective with the adoption of SFAS 123R, expense related to stock options issued to eligible employees under the Plan is recognized over their vesting period on a straight line basis. Stock options generally vest over 5 years and have contractual terms of 10 years.

			Weighted-
			Average
		Weighted-	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Terms	Intrinsic
	Shares	Price	(Years)	Value
				(in millions)

Options outstanding at December 31, 2006	2,122,360	$18.01
Granted	—
Exercised	(813,040)	20.01
Cancelled	(7,053)	16.45

Options outstanding at December 31, 2007	1,302,267	16.77	4.65	$14.5

Options exercisable at December 31, 2007	812,773	$17.03	3.62	$8.9

At December 31, 2007, unrecognized compensation expense related to stock options was $1.9 million. At December 31, 2007, for unrecognized compensation expense related to stock options, the weighted average recognition period was 1.3 years. The intrinsic value of options exercised totaled approximately $19.7 million, $32.9 million, and $21.1 million during fiscal years 2007, 2006, and 2005, respectively.

Restricted Stock

Restricted share awards consist of restricted stock and restricted stock units. Expense related to restricted stock and restricted stock units issued to eligible employees under the Plan is recognized ratably over the vesting period or to the date on which retirement eligibility is achieved, if shorter. Restricted stock and restricted stock units issued to eligible employees under our long-term incentive plans generally vest one-third per year on the first, third, and fifth anniversary, one-third per year on the fourth, sixth, and eighth anniversary or one-hundred percent on the fifth anniversary of the date of grant. Certain awards vest one-hundred percent upon the employee’s retirement from the Company or when the employee’s age plus years of vested service equal 80. Restricted stock units issued to non-employee directors under the Plan vest on the grant date or on the first business day immediately preceding the Annual Meeting of Stockholders.

		Weighted
	Number of	Average Fair
	Restricted	Value per
	Share Awards	Award

Restricted share awards outstanding at December 31, 2006	2,177,116	$22.62
Granted	595,091	43.55
Vesting	(311,951)	24.06
Forfeited	(40,643)	26.13

Restricted share awards outstanding at December 31, 2007	2,419,613	$27.69

At December 31, 2007, unrecognized compensation expense related to restricted share awards totaled approximately $45.7 million which will be recognized over a weighted average period of 5.3 years. The total fair value of shares vested during fiscal years 2007, 2006, and 2005 was $13.5 million, $7.2 million, and $2.8 million, respectively.

Note 18. Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Except when the effect would be anti-dilutive, the calculation of diluted net income per share includes the impact of shares that could be issued under outstanding stock options. The number of anti-dilutive options for the years ended December 31, 2007, 2006 and 2005 were 0.1 million, 0.0 million and 0.9 million, respectively.

The computation of basic and diluted income (loss) applicable to common shareholders follows:

	Year Ended December 31, 2007
		Avg. Shares	Earnings
	Income (Loss)	Outstanding	per Share
	(in millions, except per share amounts)

Income from continuing operations — basic	$293.8	78.7	$3.73

Effect of dilutive securities:
Stock options	—	1.7

Income from continuing operations — diluted	$293.8	80.4	$3.65

Loss from discontinued operations, net of taxes — basic	$(0.7)	78.7	$(0.01)

Effect of dilutive securities:
Stock options	—	1.7

Loss from discontinued operations, net of taxes — diluted	$(0.7)	80.4	$(0.00)

	Year Ended December 31, 2006
		Avg. Shares	Earnings
	Income (Loss)	Outstanding	per Share
	(in millions, except per share amounts)

Income from continuing operations — basic	$215.5	76.9	$2.80

Effect of dilutive securities:
Stock options	—	1.9
Series B preferred stock	—	0.5

Income from continuing operations — diluted	$215.5	79.3	$2.72

Income from discontinued operations, net of taxes — basic	$14.6	76.9	$0.19

Effect of dilutive securities:
Stock options	—	1.9
Series B preferred stock	—	0.5

Income from discontinued operations, net of taxes — diluted	$14.6	79.3	$0.18

	Year Ended December 31, 2005
		Avg. Shares	Earnings
	Income (Loss)	Outstanding	per Share
	(in millions, except per share amounts)

Income from continuing operations — basic	$110.5
Less: dividends on Series B preferred stock	(3.2)

Income from continuing operations applicable to common shareholders — basic	$107.3	71.0	$1.51

Effect of dilutive securities:
Stock options	—	1.7
Series B preferred stock	3.2	4.0

Income from continuing operations applicable to common shareholders — diluted	$110.5	76.7	$1.44

Loss from discontinued operations, net of taxes — basic	$(24.2)	71.0	$(0.34)

Effect of dilutive securities:
Stock options	—	1.7
Series B preferred stock	—	4.0

Loss from discontinued operations, net of taxes — diluted	$(24.2)	76.7	$(0.31)

Note 19.	Commitments and Contingencies

Barge Litigation

The Company and its wholly owned subsidiary, Trinity Marine Products, Inc. (“TMP”), and certain material suppliers and others, are co-defendants in a class-action lawsuit filed in April 2003 entitled Waxler Transportation Company, Inc. v. Trinity Marine Products, Inc., et al. pending in Suit No. 49-741, Division “B” in the 25th Judicial District Court in and for the Parish of Plaquemines, Louisiana (the “Waxler Case”). The plaintiff and class representative owned four tank barges on which allegedly defective coatings were applied. To avoid a continuing commitment of management and executive time as well as the legal, expert, and transactional costs associated with litigating the claims alleged, the Company and TMP reached a preliminary settlement agreement in the Waxler Case that was preliminarily approved by the court. Pursuant to that agreement, the court certified the class for settlement purposes on August 20, 2007. Thereafter, notice of the approved preliminary settlement agreement was provided to the class.

The preliminary settlement agreement requires each class member whose individual claims will be settled via the class settlement to elect one of three, mutually exclusive settlement options. Class members who elected not to settle their individual claims via the class settlement were entitled to opt-out of the class and pursue such claims independently of the class. The deadline for class members to opt-out of the class or object to the settlement was in October 2007, and as of the date of this filing, there were no opt-outs or objections filed. At the court-scheduled fairness hearing held November 29, 2007, no objections by class members were proffered and the court approved the preliminary settlement agreement. The court’s judgment became final on February 9, 2008 at which time no appeals or other challenges to the preliminary settlement had been filed. The terms of the settlement are to be implemented following dismissal filings for related matters. As of the date of this filing, the Court Appointed Disbursing Agent (“CADA”) had received claims from approximately 95 claimants with respect to approximately 2,114 barges. The Company is in the process of verifying each of these claims. Recorded in our Inland Barge Group operating profit results is an additional $15.0 million for the three months ended June 30, 2007, bringing the total for this case to $18.0 million to cover our probable and estimable liabilities assuming the approved settlement is implemented.

Other Litigation

Transit Mix is named as a defendant in a case involving the death of an employee of an independent contractor who was working at a Transit Mix facility. Following a jury verdict in favor of the plaintiff, the presiding judge entered a final judgment that, together with fees, costs, and judgment interest, totaled $49.3 million. This case was appealed by Transit Mix and its insurers. In October 2006, the original trial court judgment was reversed and a take-nothing judgment was rendered by the Eleventh Court of Appeals, State of Texas. Plaintiffs filed a motion for rehearing in such court, which was denied. On March 22, 2007, Plaintiffs filed their Petition for Review with the Texas Supreme Court. Transit Mix filed its Response to Plaintiff’s Petition for Review on July 13, 2007. In September 2007, the Texas Supreme Court requested briefing by the parties on the underlying merits of the case. The Court has not yet granted the Plaintiff’s Petition for Review.

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

We are involved in various proceedings relating to environmental matters. We have reserved $11.2 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of future remedial response costs are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future environmental litigation or other proceedings or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company.

Other Commitments

Non-cancelable purchase obligations, primarily for steel and railcar specialty components, are $426.6 million in 2008 and $11.4 million in 2009.

Note 20.	Financial Statements for Guarantors of the Senior Notes

The Company’s senior debt is fully and unconditionally and jointly and severally guaranteed by certain of Trinity’s wholly owned subsidiaries: Transit Mix Concrete & Materials Company, Trinity Industries Leasing

Company, Trinity Marine Products, Inc., Trinity Rail Group, LLC, Trinity North American Freight Car, Inc., Trinity Tank Car, Inc., and Trinity Parts & Components, LLC. No other subsidiaries guarantee the senior debt. As of December 31, 2007, assets held by the non-guarantor subsidiaries include $129.1 million of restricted assets that are not available for distribution to the Trinity Industries, Inc. (“Parent”), $811.1 million of assets securing certain debt and $109.8 million of assets securing certain lease obligations held by the non-guarantor subsidiaries, and $251.3 million of assets located in foreign locations.

The following financial information presents condensed consolidated balance sheets, statements of income and statements of cash flows for Trinity Industries, Inc., its guarantor subsidiaries and non-guarantor subsidiaries. The information is presented on the basis of Trinity Industries, Inc. accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. Inter-company transactions of goods and services between the guarantor and non-guarantor subsidiaries are presented as intercompany receivable/(payable), net. The following represents the supplemental consolidated condensed financial information of Trinity Industries, Inc., the issuer of the Senior Notes, and its guarantor and non-guarantor subsidiaries, as of December 31, 2007, and 2006, and for the years ended December 31, 2007, 2006 and 2005.

Statement of Operations
For the Year Ended December 31, 2007

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Revenues	$57.6	$2,642.7	$1,709.4	$(576.9)	$3,832.8
Cost of revenues	194.6	2,082.9	1,390.5	(576.9)	3,091.1
Selling, engineering, and administrative expenses	36.1	115.1	77.7	—	228.9

	230.7	2,198.0	1,468.2	(576.9)	3,320.0

Operating profit (loss)	(173.1)	444.7	241.2	—	512.8
Other (income) expense	(417.3)	13.8	75.0	378.1	49.6

Income from continuing operations before income taxes	244.2	430.9	166.2	(378.1)	463.2
Provision (benefit) for income taxes:
Current	(27.2)	72.6	64.7	—	110.1
Deferred	(21.7)	83.6	(2.6)	—	59.3

	(48.9)	156.2	62.1	—	169.4

Income from continuing operations	293.1	274.7	104.1	(378.1)	293.8
Loss from discontinued operations, net of benefit for income taxes of $0.2	—	—	(0.7)	—	(0.7)

Net income	$293.1	$274.7	$103.4	$(378.1)	$293.1

Statement of Operations
For the Year Ended December 31, 2006

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Revenues	$487.3	$2,009.0	$1,149.0	$(426.4)	$3,218.9
Cost of revenues	491.1	1,666.8	896.7	(426.4)	2,628.2
Selling, engineering, and administrative expenses	71.9	97.2	39.0	—	208.1

	563.0	1,764.0	935.7	(426.4)	2,836.3

Operating profit (loss)	(75.7)	245.0	213.3	—	382.6
Other (income) expense	(271.0)	58.2	45.2	201.7	34.1

Income from continuing operations before income taxes	195.3	186.8	168.1	(201.7)	348.5
Provision (benefit) for income taxes:
Current	(22.1)	15.6	64.0	—	57.5
Deferred	7.7	82.3	(14.5)	—	75.5

	(14.4)	97.9	49.5	—	133.0

Income from continuing operations	209.7	88.9	118.6	(201.7)	215.5
Gain on sale of discontinued operations, net of provision for income taxes of $12.2	20.4	—	—	—	20.4
Loss from discontinued operations, net of benefit for income taxes of $1.7	—	—	(5.8)	—	(5.8)

Net income	$230.1	$88.9	$112.8	$(201.7)	$230.1

Statement of Operations
For the Year Ended December 31, 2005

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Revenues	$465.7	$1,631.7	$776.7	$(164.4)	$2,709.7
Cost of revenues	460.5	1,404.5	623.8	(164.4)	2,324.4
Selling, engineering, and administrative expenses	67.4	85.1	28.7	—	181.2

	527.9	1,489.6	652.5	(164.4)	2,505.6

Operating profit (loss)	(62.2)	142.1	124.2	—	204.1
Other (income) expense	(121.2)	(6.3)	(9.4)	164.9	28.0

Income from continuing operations before income taxes	59.0	148.4	133.6	(164.9)	176.1
Provision (benefit) for income taxes:
Current	(52.2)	51.8	44.3	—	43.9
Deferred	24.9	2.6	(5.8)	—	21.7

	(27.3)	54.4	38.5	—	65.6

Income from continuing operations	86.3	94.0	95.1	(164.9)	110.5
Loss from discontinued operations, net of benefit for income taxes of $8.3	—	—	(24.2)	—	(24.2)

Net income	$86.3	$94.0	$70.9	$(164.9)	$86.3

Balance Sheet
December 31, 2007

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Assets:
Cash and cash equivalents	$238.0	$0.7	$50.9	$—	$289.6
Receivables, net of allowance	5.8	156.6	134.1	—	296.5
Inventory	5.3	412.1	169.3	—	586.7
Property, plant, and equipment, net	22.5	807.1	1,240.2	—	2,069.8
Investments in subsidiaries/intercompany receivable (payable), net	2,271.3	(522.4)	314.2	(2,063.1)	—
Goodwill and other assets	227.4	440.9	264.2	(131.9)	800.6

	$2,770.3	$1,295.0	$2,172.9	$(2,195.0)	$4,043.2

Liabilities:
Accounts payable and accrued liabilities	$307.4	$174.2	$202.7	$—	$684.3
Debt	651.7	78.5	644.0	—	1,374.2
Deferred income	32.3	3.9	22.2	—	58.4
Other liabilities	52.2	274.8	4.5	(131.9)	199.6
Total stockholders’ equity	1,726.7	763.6	1,299.5	(2,063.1)	1,726.7

	$2,770.3	$1,295.0	$2,172.9	$(2,195.0)	$4,043.2

Balance Sheet
December 31, 2006

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Assets:
Cash and cash equivalents	$283.1	$0.2	$28.2	$—	$311.5
Receivables, net of allowance	58.6	124.0	69.9	—	252.5
Inventory	68.2	292.7	168.0	—	528.9
Property, plant, and equipment, net	45.8	687.7	856.8	—	1,590.3
Investments in subsidiaries/intercompany receivable (payable), net	1,674.4	(432.0)	109.1	(1,351.5)	—
Goodwill and other assets	188.1	432.0	221.7	(99.4)	742.4

	$2,318.2	$1,104.6	$1,453.7	$(1,450.9)	$3,425.6

Liabilities:
Accounts payable and accrued liabilities	$228.2	$274.7	$152.9	$—	$655.8
Debt	651.5	120.9	426.5	—	1,198.9
Deferred income	17.2	3.5	22.2	—	42.9
Other liabilities	17.8	197.3	8.8	(99.4)	124.5
Total stockholders’ equity	1,403.5	508.2	843.3	(1,351.5)	1,403.5

	$2,318.2	$1,104.6	$1,453.7	$(1,450.9)	$3,425.6

Statement of Cash Flows
For the Year Ended December 31, 2007

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Operating activities:
Net income	$293.1	$274.7	$103.4	$(378.1)	$293.1
Adjustments to reconcile net income to net cash provided (required) by continuing operating activities:
Loss from discontinued operations	—	—	0.7	—	0.7
Depreciation and amortization	7.0	50.7	61.2	—	118.9
Stock-based compensation expense	18.6	—	—	—	18.6
Excess tax benefits from stock-based compensation	(4.0)	—	—	—	(4.0)
Provision (benefit) for deferred income taxes	(21.7)	83.6	(2.6)	—	59.3
(Gain) loss on disposition of property, plant, equipment, and other assets	(2.9)	(14.5)	0.4	—	(17.0)
Net transfers with subsidiaries	(584.9)	71.1	135.7	378.1	—
Other	40.4	(69.8)	(16.3)	—	(45.7)
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in receivables	52.8	(41.4)	(57.1)	—	(45.7)
(Increase) decrease in inventories	62.9	(120.5)	6.7	—	(50.9)
(Increase) decrease in other assets	(6.8)	(37.1)	(9.3)	—	(53.2)
Increase (decrease) in accounts payable and accrued liabilities	123.4	(77.2)	41.0	—	87.2
Increase (decrease) increase in other liabilities	(12.5)	(6.9)	2.7	—	(16.7)

Net cash (required) provided by operating activities — continuing operations	(34.6)	112.7	266.5	—	344.6
Net cash required by operating activities — discontinued operations	—	—	(0.1)	—	(0.1)

Net cash (required) provided by operating activities	(34.6)	112.7	266.4	—	344.5

Investing activities:
Proceeds from sales of railcars from our leased fleet	—	646.0	101.5	(388.2)	359.3
Proceeds from disposition of property, plant, equipment, and other assets	3.6	43.7	3.7	—	51.0
Capital expenditures — lease subsidiary	—	(702.3)	(391.3)	388.2	(705.4)
Capital expenditures — other	(7.4)	(54.3)	(127.0)	—	(188.7)
Payment for purchase of acquisitions, net of cash acquired	—	(2.9)	(48.1)	—	(51.0)

Net cash required by investing activities — continuing operations	(3.8)	(69.8)	(461.2)	—	(534.8)

Net cash required by investing activities	(3.8)	(69.8)	(461.2)	—	(534.8)

Financing activities:
Issuance of common stock, net	12.2	—	—	—	12.2
Excess tax benefits from stock-based compensation	4.0	—	—	—	4.0
Payments to retire debt	(0.8)	(44.9)	(83.8)	—	(129.5)
Proceeds from issuance of debt	1.0	2.5	301.3	—	304.8
Stock repurchases	(2.9)	—	—	—	(2.9)
Dividends paid to common shareholders	(20.2)	—	—	—	(20.2)

Net cash (required) provided by financing activities	(6.7)	(42.4)	217.5	—	168.4

Net (decrease) increase in cash and cash equivalents	(45.1)	0.5	22.7	—	(21.9)
Cash and cash equivalents at beginning of period	283.1	0.2	28.2	—	311.5

Cash and cash equivalents at end of period	$238.0	$0.7	$50.9	$—	$289.6

Statement of Cash Flows
For the Year Ended December 31, 2006

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Operating activities:
Net income	$230.1	$88.9	$112.8	$(201.7)	$230.1
Adjustments to reconcile net income to net cash provided (required) by continuing operating activities:
Earnings (loss) from discontinued operations	(20.4)	—	5.8	—	(14.6)
Depreciation and amortization	9.4	33.1	45.1	—	87.6
Stock-based compensation expense	14.0	—	—	—	14.0
Income tax benefit from employee stock options exercised	(7.6)	—	—	—	(7.6)
Provision (benefit) for deferred income taxes	7.7	82.3	(14.5)	—	75.5
Gain on disposition of property, plant, equipment and other assets	(1.7)	(11.3)	(0.5)	—	(13.5)
Net transfers with subsidiaries	(415.7)	220.8	(6.8)	201.7	—
Other	(12.5)	(5.6)	(8.5)	—	(26.6)
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in receivables	(8.9)	(9.1)	(15.8)	—	(33.8)
(Increase) decrease in inventories	(9.8)	(57.5)	(56.7)	—	(124.0)
(Increase) decrease in other assets	(0.3)	(34.1)	(44.3)	—	(78.7)
Increase (decrease) in accounts payable and accrued liabilities	(50.1)	27.3	28.0	—	5.2
Increase (decrease) in other liabilities	10.8	(23.4)	12.4	—	(0.2)

Net cash (required) provided by operating activities — continuing operations	(255.0)	311.4	57.0	—	113.4
Net cash provided by operating activities — discontinued operations	—	—	17.4	—	17.4

Net cash (required) provided by operating activities	(255.0)	311.4	74.4	—	130.8

Investing activities:
Proceeds from sales of railcars for our leased fleet	—	277.5	12.1	(200.8)	88.8
Proceeds from disposition of property, plant, equipment, and other assets	2.4	15.1	2.5	—	20.0
Capital expenditures — lease subsidiary	—	(540.1)	(204.3)	200.8	(543.6)
Capital expenditures — other	(15.6)	(50.2)	(51.7)	—	(117.5)
Payments for purchase of acquisitions, net of cash acquired	—	(3.5)	—	—	(3.5)

Net cash required by investing activities — continuing operations	(13.2)	(301.2)	(241.4)	—	(555.8)
Net cash provided by investing activities — discontinued operations	82.8	—	0.1	—	82.9

Net cash provided (required) by investing activities	69.6	(301.2)	(241.3)	—	(472.9)

Financing activities:
Issuance of common stock, net	18.1	—	—	—	18.1
Excess tax benefits from stock-based compensation	7.6	—	—	—	7.6
Payments to retire debt	(103.6)	(11.9)	(294.7)	—	(410.2)
Proceeds from issuance of debt	453.6	1.6	464.9	—	920.1
Dividends paid to common shareholders	(16.3)	—	—	—	(16.3)
Dividends paid to preferred shareholders	(1.7)	—	—	—	(1.7)

Net cash provided (required) by financing activities	357.7	(10.3)	170.2	—	517.6

Net increase (decrease) in cash and cash equivalents	172.3	(0.1)	3.3	—	175.5
Cash and cash equivalents at beginning of period	110.8	0.3	24.9	—	136.0

Cash and cash equivalents at end of period	$283.1	$0.2	$28.2	$—	$311.5

Statement of Cash Flows
For the Year Ended December 31, 2005

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Operating activities:
Net income	$86.3	$94.0	$70.9	$(164.9)	$86.3
Adjustments to reconcile net income to net cash provided (required) by continuing operating activities:
Income from discontinued operations	—	—	24.2	—	24.2
Depreciation and amortization	10.3	29.9	36.0	—	76.2
Stock-based compensation expense	5.0	—	—	—	5.0
Income tax benefit from employee stock options exercised	6.9	—	—	—	6.9
Provision (benefit) for deferred income taxes	23.9	3.8	(6.0)	—	21.7
(Gain) loss on disposition of property, plant, equipment and other assets	(4.0)	(1.9)	0.3	—	(5.6)
Net transfers with subsidiaries	(139.7)	(45.9)	20.7	164.9	—
Other	(3.6)	(4.8)	(5.7)	—	(14.1)
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in receivables	7.4	(17.2)	(57.9)	—	(67.7)
(Increase) decrease in inventories	—	(42.1)	(23.1)	—	(65.2)
(Increase) decrease in other assets	(5.2)	(12.4)	(6.1)	—	(23.7)
Increase (decrease) in accounts payable and accrued liabilities	15.1	63.8	27.1	—	106.0
Increase (decrease) in other liabilities	(39.1)	15.5	(1.2)	—	(24.8)

Net cash (required) provided by operating activities — continuing	(36.7)	82.7	79.2	—	125.2
Net cash provided by operating activities — discontinued	—	—	40.0	—	40.0

Net cash (required) provided by operating activities	(36.7)	82.7	119.2	—	165.2

Investing activities:
Proceeds from sales of railcars from our leased fleet	—	327.0	0.1	(291.7)	35.4
Proceeds from sales of property, plant, equipment, and other assets	4.1	3.7	1.0	—	8.8
Capital expenditures — lease subsidiary	—	(345.8)	(291.7)	291.7	(345.8)
Capital expenditures — other	(7.4)	(28.9)	(51.4)	—	(87.7)

Net cash provided required by investing activities — continuing operations	(3.3)	(44.0)	(342.0)	—	(389.3)
Net cash provided by investing activities — discontinued operations	—	—	1.0	—	1.0

Net cash required by investing activities	(3.3)	(44.0)	(341.0)	—	(388.3)

Financing activities:
Issuance of common stock, net	26.6	—	—	—	26.6
Payments to retire debt	(2.9)	(40.2)	(6.1)	—	(49.2)
Proceeds from issuance of debt	3.3	1.4	218.9	—	223.6
Dividends paid to common shareholders	(11.8)	—	—	—	(11.8)
Dividends paid to preferred shareholders	(2.7)	—	—	—	(2.7)

Net cash provided (required) by financing activities	12.5	(38.8)	212.8	—	186.5

Net increase (decrease) in cash and cash equivalents	(27.5)	(0.1)	(9.0)	—	(36.6)
Cash and cash equivalents at beginning of period	138.3	0.4	33.9	—	172.6

Cash and cash equivalents at end of period	$110.8	$0.3	$24.9	$—	$136.0

Note 21.	Selected Quarterly Financial Data (Unaudited)

	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
	(in millions except per share data)

Year ended December 31, 2007:
Revenues	$828.5	$892.6	$1,008.4	$1,103.3
Operating profit	108.7	111.1	146.9	146.1
Income from continuing operations	59.1	69.0	87.2	78.5
Loss from discontinued operations, net of provision (benefit) for income taxes of $–, $(0.1), $(0.1), and $–	—	(0.3)	(0.2)	(0.2)
Net income	59.1	68.7	87.0	78.3
Net income per common share:
Basic:
Continuing operations	$0.76	$0.87	$1.10	$0.99
Discontinued operations	0.00	0.00	0.00	0.00

	$0.76	$0.87	$1.10	$0.99

Diluted:
Continuing operations	$0.74	$0.85	$1.08	$0.97
Discontinued operations	0.00	0.00	0.00	0.00

	$0.74	$0.85	$1.08	$0.97

	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(in millions except per share data)

Year ended December 31, 2006:
Revenues	$724.7	$849.1	$810.1	$835.0
Operating profit	75.6	108.3	100.7	98.0
Income from continuing operations	38.5	64.3	55.3	57.4
Gain (loss) on sales of discontinued operations, net of provision (benefit) for income taxes of $–, $13.8, $(0.5), and $(1.1)	(0.0)	22.4	(1.4)	(0.6)
Loss from discontinued operations, net of provision (benefit) for income taxes of $(1.5), $(1.2), $1.6, and $(0.6)	(1.5)	(0.9)	(3.1)	(0.3)
Net income	37.0	85.8	50.8	56.5
Net income per common share:
Basic:
Continuing operations	$0.51	$0.83	$0.71	$0.74
Discontinued operations	(0.02)	0.28	(0.06)	(0.01)

	$0.49	$1.11	$0.65	$0.73

Diluted:
Continuing operations	$0.49	$0.81	$0.70	$0.72
Discontinued operations	(0.02)	0.27	(0.06)	(0.01)

	$0.47	$1.08	$0.64	$0.71

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures.

The Company maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize, and disclose this information within the time periods specified in the rules of the SEC. The Company’s Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluating their effectiveness. Based on their evaluation of the Company’s disclosure controls and procedures which took place as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers believe that these procedures are effective to ensure that the Company is able to collect, process, and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2007, has been audited by Ernst & Young, LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young’s attestation report on effectiveness of the Company’s internal control over financial reporting is included herein.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding the directors of the Company is incorporated by reference to the information set forth under the caption “Election of Directors” in the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”). Information relating to the executive officers of the Company is set forth in Part I of this report under the caption “Executive Officers of the Company.” Information relating to the Board of Directors’ determinations concerning whether at least one of the members of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407 (d)(5) of Regulation S-K is incorporated by reference to the information set forth under the caption “Corporate Governance” in the Company’s 2008 Proxy Statement. Information regarding the Company’s Audit Committee is incorporated by reference to the information set forth under the caption “Corporate Governance” in the Company’s 2008 Proxy Statement. Information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 and an amended filing of a Form 4 is incorporated by reference to the information set forth under the caption “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2008 Proxy Statement.

The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers, and employees. The Code of Business Conduct and Ethics is on the Company’s website at www.trin.net under the caption “Investor Relations/ Governance.” The Company intends to post any amendments or waivers for its Code of Business Conduct and Ethics to the Company’s website at www.trin.net.

Item 11.	Executive Compensation.

Information regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the caption “Executive Compensation” in the Company’s 2008 Proxy Statement. Information concerning compensation committee interlocks and insider participation is incorporated by reference to the information set forth under the caption “Compensation Committee Interlocks and Insider Participation” in the Company’s 2008 Proxy Statement. Information about the compensation committee report is incorporated by reference to the information set forth under the caption “Compensation Committee Report” in the Company’s 2008 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company’s 2008 Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The following table sets forth information about Trinity common stock that may be issued under all of Trinity’s existing equity compensation plans as of December 31, 2007.

Equity Compensation Plan Information

	(a)		(b)		(c)
					Number of Securities
	Number of Securities				Remaining Available for
	to be Issued		Weighted-Average		Future Issuance under
	Upon Exercise of		Exercise Price of		Equity Compensation
	Outstanding Options,		Outstanding Options,		Plans (Excluding Securities
	Warrants and Rights		Warrants and Rights		Reflected in Column (a))

Plan Category
Equity compensation plans approved by security holders:
Stock Options	1,302,267
Restricted stock units	55,291

	1,357,558		$16.09	(1)	2,527,088
Equity compensation plans not approved by security holders	—	(2)	—		—

Total	1,357,558		$16.09		2,527,088

(1)	Includes 55,291 shares of common stock issuable upon the vesting and conversion of restricted stock units. The restricted stock units do not have an exercise price.

(2)	Excludes information regarding the Trinity Deferred Plan for Director Fees. This plan permits the deferral of the payment of the annual retainer fee and board and committee meeting fees. At the election of the participant, the deferred fees may be converted into phantom stock units with a fair market value equal to the value of the fees deferred, and such phantom stock units are credited to the director’s account (along with the amount of any dividends or stock distributions). At the time a participant ceases to be a director, cash will be distributed to the participant. At December 31, 2007, 40,120 phantom stock units were credited to the accounts of participants. Also excludes information regarding the Trinity Industries Supplemental Profit Sharing Plan (“Supplemental Plan”) for certain of its highly compensated employees. Information about the Supplemental Plan is incorporated herein by reference from the Company’s 2008 Proxy Statement, under the caption “Executive Compensation — Post-Employment Benefits.” At December 31, 2007, 52,225 stock units were credited to the accounts of participants under the Supplemental Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related person transactions is incorporated by reference to the information set forth under the captions “Compensation Committee Interlocks and Insider Participation” and “Transactions with Related Persons” in the Company’s 2008 Proxy Statement. Information regarding the independence of directors is incorporated by reference to the information set forth under the captions “Independence of Directors” and “Independence of Former Directors” in the Company’s 2008 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the captions “Fees of Independent Registered Public Accounting Firm for Fiscal years 2007 and 2006” in the Company’s 2008 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements.

See Item 8.

(2) Financial Statement Schedule.

For the years ended December 31, 2007, 2006, and 2005

II — Allowance for Doubtful Accounts

(3) Exhibits.

See Index to Exhibits for a listing of Exhibits which are filed herewith or incorporated herein by reference to the location indicated.

EXHIBIT 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Post-Effective Amendment No. 3 to the Registration Statement (Form S-8, No. 2-64813), Post-Effective Amendment No. 1 to the Registration Statement (Form S-8, No. 33-10937), Registration Statement (Form S-8, No. 33-35514), Registration Statement (Form S-8, No. 33-73026), Registration Statement (Form S-8, No. 333-77735), Registration Statement (Form S-8, No. 333-91067), Registration Statement (Form S-8, No. 333-85588), Registration Statement (Form S-8, No. 333-85590), Registration Statement (Form S-8, No. 333-114854), Registration Statement (Form S-8, No. 333-115376), and Registration Statement (Form S-3, No. 333-134596) of Trinity Industries, Inc. and Subsidiaries and in the related Prospectuses of our reports dated February 20, 2008 with respect to the consolidated financial statements and schedule of Trinity Industries, Inc. and Subsidiaries and the effectiveness of internal control over financial reporting of Trinity Industries, Inc. and Subsidiaries included in this Annual Report (Form 10-K) for the year ended December 31, 2007.

/s/ Ernst & Young LLP

Dallas, Texas
February 20, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
  Trinity Industries, Inc.

We have audited the consolidated financial statements of Trinity Industries, Inc. as of December 31, 2007, and for each of the three years in the period ended December 31, 2007 and have issued our report thereon dated February 20, 2008. Our audits also included the financial statement schedule of Trinity Industries, Inc. and Subsidiaries listed in Item 15. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Dallas, Texas
February 20, 2008

SCHEDULE II

Trinity Industries, Inc. and Subsidiaries

Allowance For Doubtful Accounts
Years Ended December 31, 2007, 2006, and 2005
(in millions)

		Additions
	Balance at	Charged to	Accounts	Balance
	Beginning	Costs and	Charged	at End of
	of Period	Expenses	Off	Period

Year Ended December 31, 2007	$3.8	$1.8	$1.6	$4.0

Year Ended December 31, 2006	$4.9	$0.6	$1.7	$3.8

Year Ended December 31, 2005	$5.8	$0.8	$1.7	$4.9

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
William A. McWhirter II
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of the Company and in the capacities and on the dates indicated:

Directors:

/s/  John L. Adams
John L. Adams
Director
Dated: February 21, 2008

/s/  Rhys J. Best
Rhys J. Best
Director
Dated: February 21, 2008

/s/  David W. Biegler
David W. Biegler
Director
Dated: February 21, 2008

/s/  Leldon E. Echols
Leldon E. Echols
Director
Dated: February 21, 2008

/s/  Ronald J. Gafford
Ronald J. Gafford
Director
Dated: February 21, 2008

/s/  Ronald W. Haddock
Ronald W. Haddock
Director
Dated: February 21, 2008

/s/  Jess T. Hay
Jess T. Hay
Director
Dated: February 21, 2008

/s/  Adrián Lajous
Adrián Lajous
Director
Dated: February 21, 2008

/s/  Diana S. Natalicio
Diana S. Natalicio
Director
Dated: February 21, 2008

Principal Executive Officer:

/s/  Timothy R. Wallace
Timothy R. Wallace
Chairman, President, Chief Executive Officer,and Director
Dated: February 21, 2008

Principal Financial Officer:

/s/  William A. McWhirter II
William A. McWhirter II
Senior Vice President and Chief Financial Officer
Dated: February 21, 2008

Principal Accounting Officer:

/s/  Charles Michel
Charles Michel
Vice President, Controller, and Chief Accounting Officer
Dated: February 21, 2008

Trinity Industries, Inc.

Index to Exhibits
(Item 15(b))

NO.		DESCRIPTION

(3.1)		Certificate of Incorporation of Trinity Industries, Inc., as amended May 23, 2007 (incorporated by reference to our Form 10-Q filed August 2, 2007).
(3.2)		By-Laws of Trinity Industries, Inc., as amended December 13, 2007 (filed herewith).
(3.3)		Certificate of Incorporation of Transit Mix Concrete & Materials Company, as amended (incorporated by reference to Exhibit 3.3 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.4)		By-Laws of Transit Mix Concrete & Materials Company (incorporated by reference to Exhibit 3.4 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.5)		Certificate of Incorporation of Trinity Industries Leasing Company (incorporated by reference to Exhibit 3.5 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.6)		By-Laws of Trinity Industries Leasing Company (incorporated by reference to Exhibit 3.6 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.7)		Certificate of Incorporation of Trinity Marine Products, Inc., as amended (incorporated by reference to Exhibit of Registration Statement No. 333-117526 filed July 21, 2004).
(3.8)		By-Laws of Trinity Marine Products, Inc. (incorporated by reference to Exhibit 3.8 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.9)		Certificate of Formation of Trinity Rail Group, LLC (incorporated by reference to Exhibit 3.9 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.10)		Limited Liability Company Agreement of Trinity Rail Group, LLC (incorporated by reference to Exhibit 3.10 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.11)		Certificate of Incorporation of Trinity North American Freight Car, Inc., as amended (formerly Thrall Trinity Freight Car, Inc. and Trinity North American Rail Car, Inc.) (filed herewith).
(3.12)		By-Laws of Trinity North American Freight Car, Inc. (formerly Thrall Trinity Freight Car, Inc. and Trinity North American Rail Car, Inc.) (filed herewith).
(3.13)		Certificate of Incorporation of Trinity Tank Car, Inc. (incorporated by reference to Exhibit 3.13 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.14)		By-Laws of Trinity Tank Car, Inc. (incorporated by reference to Exhibit 3.14 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.15)		Certificate of Formation of Trinity Parts & Components, LLC (formerly Trinity Rail Components & Repair, Inc. and Trinity Parts & Components, Inc.) (filed herewith).
(3.16)		Limited Liability Company Agreement of Trinity Parts & Components, LLC. (filed herewith).
(4.01)		Indenture, dated June 7, 2006, between Trinity Industries, Inc. and Wells Fargo Bank, National Association, as trustee (including the Form of 3 7/8% Convertible Subordinated Note due 2036 as an exhibit thereto) (incorporated by reference to exhibit 4.01 to our Form 8-K filed June 7, 2006).
(4	.01.1)	Officers’ Certificate of Trinity Industries, Inc. pursuant to the Indenture dated June 7, 2006, relating to the Company’s 3 7/8% Convertible Subordinated Notes due 2036 (incorporated by reference to Exhibit 4.01.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).
(4.1)		Specimen Common Stock Certificate of Trinity Industries, Inc. (incorporated by reference to Exhibit 4.1 of Registration Statement No. 333-117526 filed July 21, 2004).
(4.2)		Rights Agreement dated March 11, 1999 (incorporated by reference to our Form 8-A filed April 2, 1999).
(4	.2.1)	Amendment No. 1 to the Rights Agreement dated as of August 12, 2001, amending the Rights Agreement dated as of March 11, 1999 by and between Trinity Industries, Inc. and the Bank of New York, as Rights Agent (incorporated by reference to Exhibit 2 to our Form 8-A/A filed August 22, 2001).

NO.		DESCRIPTION

(4	.2.2)	Amendment No. 2 to the Rights Agreement dated as of October 26, 2001, amending the Rights Agreement dated as of March 11, 1999 by and between Trinity Industries, Inc. and the Bank of New York, as Rights Agent, as amended by Amendment No. 1 to the Rights Agreement, dated August 13, 2001 (incorporated by reference to Exhibit 4 to our Form 8-A/A filed October 31, 2001).
(4	.2.3)	Amendment No. 3 to the Rights Agreement dated as of August 28, 2003, amending the Rights Agreement dated as of March 11, 1999 by and between Trinity Industries and the Bank of New York, as Rights Agent, as amended by Amendment No. 1 to the Rights Agreement, dated August 13, 2001 and Amendment No. 2 to the Rights Agreement dated October 26, 2001 (incorporated by reference to Exhibit 4 to our Form 8-A/A filed May 19, 2005).
(4	.2.4)	Amendment No. 4 to the Rights Agreement dated as of May 19, 2005, amending the Rights Agreement dated as of March 11, 1999 by and between Trinity Industries and the Bank of New York, as Rights Agent, as amended by Amendment No. 1 to the Rights Agreement, dated August 13, 2001, Amendment No. 2 to the Rights Agreement dated October 26, 2001 and Amendment No. 3 to the Rights Agreement dated as of August 28, 2003 (incorporated by reference to Exhibit 5 to our Form 8-A/A filed May 19, 2005).
(4	.2.5)	Agreement of Substitution and Amendment of Common Shares Rights Agreement dated March 6, 2006 (incorporated by reference to Exhibit 4.2.5 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).
(4	.2.6)	Certificate of Adjustment to the Rights Agreement dated March 11, 1999 (incorporated by reference to Exhibit 4.2.6 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).
(4.4)		Pass Through Trust Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and Wilmington Trust Company, as Trustee (filed herewith).
(4	.4.1)	Trust Indenture and Security Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and The Bank of New York, as Trustee (filed herewith).
(4	.4.2)	Trust Indenture and Security Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and The Bank of New York, as Trustee (filed herewith).
(4	.4.3)	Trust Indenture and Security Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and The Bank of New York, as Trustee (filed herewith).
(4.6)		Indenture dated as of March 10, 2004 by and between Trinity Industries, Inc., certain subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.6 of Registration Statement No. 333-117526 filed July 21, 2004).
(4.7)		Form of 6 1/2% Senior Note due 2014 of Trinity industries, Inc. (incorporated by reference to Exhibit 4.7 of Registration Statement No. 333-117526 filed July 21, 2004).
(10	.1.1)	Form of Amended and Restated Executive Severance Agreement, dated November 7, 2000, entered into between Trinity Industries, Inc. and Chief Executive Officer, each of the four most highly paid executive officers other than the Chief Executive Officer who were serving as executive officers at the end of the last completed fiscal year and other executive officers. (filed herewith).*
(10	.1.2)	Form of Amended and Restated Executive Severance Agreement dated November 7, 2000, entered into between Trinity Industries, Inc. and certain executive officers and certain other subsidiary and divisional officers of Trinity Industries, Inc. (filed herewith).*
(10.2)		Trinity Industries, Inc. Directors’ Retirement Plan, as amended September 10, 1998 (incorporated by reference to Exhibit 10.2 of Registration Statement No. 333-117526 filed July 21, 2004).*
(10	.2.1)	Amendment No. 2 to the Trinity Industries, Inc. Directors’ Retirement Plan (incorporated by reference to Exhibit 10.2.1 to our quarterly report on Form 10-Q for the quarterly period ended September 30, 2005).*
(10	.2.2)	Amendment No. 3 to the Trinity Industries, Inc. Directors’ Retirement Plan (incorporated by reference to our Form 10-K filed March 2, 2006).*
(10.3)		1993 Stock Option and Incentive Plan (incorporated by reference to Registration Statement No. 33-73026 filed December 15, 1993).*
(10	.3.1)	Amendment No. 1 to the 1993 Stock Option and Incentive Plan (incorporated by reference to our Form 10-K filed March 2, 2006).*
(10	.3.2)	Amendment No. 2 to the 1993 Stock Option and Incentive Plan (incorporated by reference to our Form 10-K filed March 2, 2006).*

NO.		DESCRIPTION

(10	.3.3)	Amendment No. 3 to the 1993 Stock Option and Incentive Plan (incorporated by reference to our Form 10-K filed March 2, 2006).*
(10	.3.4)	Amendment No. 4 to the 1993 Stock Option and Incentive Plan (incorporated by reference to our Form 10-K filed March 2, 2006).*
(10	.3.5)	Amendment No. 5 to the 1993 Stock Option and Incentive Plan (incorporated by reference to our Form 10-K filed March 2, 2006).*
(10.4)		Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as restated effective January 1, 2005 (incorporated by reference to our Form 10-K filed March 2, 2006).*
(10.5)		Supplemental Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as restated effective January 1, 2005 (filed herewith).*
(10.6)		Trinity Industries, Inc. Supplemental Profit Sharing and Deferred Director Fee Trust dated March 31, 1999 (incorporated by reference to Exhibit 10.7 of Registration Statement No. 333-117526 filed July 21, 2004).*
(10	.6.1)	Amendment No. 1 to the Trinity Industries, Inc. Supplemental Profit Sharing and Deferred Director Fee Trust dated December 27, 2000 (incorporated by reference to Exhibit 10.7.1 of Registration Statement No. 333-117526 filed July 21, 2004).*
(10.7)		Supplemental Retirement Plan dated April 1, 1995, as amended by Amendment No. 1 dated September 14, 1995 and Amendment No. 2 dated May 6, 1997 (incorporated by reference to Exhibit 10.8 of Registration Statement No. 333-117526 filed July 21, 2004).*
(10	.7.1)	Amendment No. 3 effective April 1, 1999 to the Supplemental Retirement Plan of Trinity Industries, Inc. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).*
(10	.7.2)	Amendment No. 4 effective January 1, 2004 to the Supplemental Retirement Plan of Trinity Industries, Inc. (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).*
(10.8)		Trinity Industries, Inc. Deferred Plan for Director Fees, as amended (incorporated by reference to Exhibit 10.9 of Registration Statement No. 333-117526 filed July 21, 2004).*
(10	.8.1)	Amendment to Trinity Industries, Inc. Deferred Plan for Director Fees dated December 7, 2005 (incorporated by reference to our Form 10-K filed March 2, 2006).*
(10	.8.2)	Trinity Industries, Inc. 2005 Deferred Plan for Director Fees (incorporated by reference to our Form 10-K filed March 2, 2006).*
(10.9)		Deferred Compensation Trust of Trinity Industries, Inc. and Certain Affiliates effective January 1, 2002 (incorporated by reference to Exhibit 10.10 of Registration Statement No. 333-117526 filed July 21, 2004).*
(10.10)		Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to Registration Statement No. 333-77735 filed May 4, 1999).*
(10	.10.1)	Amendment No. 1 to the Trinity Industries, Inc. 1998 Stock Option Plan and Incentive Plan (incorporated by reference to Exhibit 10.12.1 to our Form 10-K filed March 20, 2002).*
(10	.10.2)	Amendment No. 2 to the Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to 10.12.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).*
(10	.10.3)	Amendment No. 3 to the Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to our Form 10-K filed March 2, 2006).*
(10	.10.4)	Amendment No. 4 to the Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to our Form 10-K filed March 2, 2006).*
(10.11)		Trinity Industries, Inc. 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Form S-8 Registration Statement filed by Trinity Industries, Inc. on May 11, 2004).*
(10	.11.1)	Form of Notice of Grant of Stock Options and Non-Qualified Option Agreement with Non-Qualified Stock Option Terms and Conditions as of September 8, 2004 (incorporated by reference to our Form 10-K filed March 9, 2005).*

NO.		DESCRIPTION

(10	.11.2)	Form of Notice of Grant of Stock Options and Incentive Stock Option Agreement with the Incentive Stock Option Terms and Conditions as of September 8, 2004 (incorporated by reference to our Form 10-K filed March 9, 2005).*
(10	.11.2.1)	Incentive Stock Option Terms and Conditions as of December 6, 2005 (incorporated by reference to our Form 10-K filed March 2, 2006).*
(10	.11.3)	Form of Restricted Stock Grant Agreement (filed herewith).*
(10	.11.4)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (incorporated by reference to our Form 10-K filed March 9, 2005).*
(10	.11.5)	Form of Restricted Stock Unit Agreement for Non-Employee Directors (filed herewith).*
(10	.11.6)	Amendment No. 1 to the Trinity Industries, Inc. 2004 Stock Option and Incentive Plan (incorporated by reference to our Form 10-K filed March 2, 2006).*
(10.12)		Supplemental Retirement and Director Retirement Trust of Trinity Industries, Inc. (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).*
(10.13)		Form of 2008 Deferred Compensation Plan and Agreement as amended and restated entered into between Trinity Industries, Inc. and certain officers of Trinity Industries, Inc. or its subsidiaries (filed herewith).*
(10.14)		Trinity Industries, Inc. Short-Term Management Incentive Plan (filed herewith).*
(10.15)		Equipment Lease Agreement (TRL 1 2001-1A) dated as of May 17, 2001 between TRLI-1A Railcar Statutory Trust, lesser, and Trinity Rail Leasing I L.P., lessee (filed herewith).
(10	.15.1)	Participation Agreement (TRL 1 2001-1A) dated as of May 17, 2001 among Trinity Rail Leasing I L.P., lessee, et. al. (filed herewith).
(10	.15.2)	Equipment Lease Agreement (TRL 1 2001-1B) dated as of July 12, 2001 between TRL 1 2001-1B Railcar Statutory Trust, lessor, and Trinity Rail Leasing I L.P., lessee (filed herewith).
(10	.15.3)	Participation Agreement (TRL 1 2001-1B) dated as of May 17, 2001 among Trinity Rail Leasing I L.P., lessee, et. al. (filed herewith).
(10	.15.4)	Equipment Lease Agreement (TRL 1 2001-1C) dated as if December 28, 2001 between TRL 1 2001-1C Railcar Statutory Trust, lessor, and Trinity Rail Leasing 1 L.P., lessee (filed herewith).
(10	.15.5)	Participation Agreement (TRL 1 2001-1C) dated as of December 28, 2001 among Trinity Rail Leasing 1 L.P., lessee, et. al. (filed herewith).
(10.16)		Equipment Lease Agreement (TRL III 2003-1A) dated as of November 12, 2003 between TRL III-1A Railcar Statutory Trust, lessor, and Trinity Rail Leasing III L.P., lessee (filed herewith).
(10	.16.1)	Participation Agreement (TRL III 2003-1A) dated as of November 12, 2003 between TRL III-1A among Trinity Rail Leasing III L.P., lessee, et. al. (filed herewith).
(10	.16.2)	Equipment Lease Agreement (TRL III 2003-1B) dated as of November 12, 2003 between TRL III-1B Railcar Statutory Trust, lessor, and Trinity Rail Leasing III L.P., lessee, (filed herewith).
(10	.16.3)	Participation Agreement (TRL III 2003-1B) dated as of November 12, 2003 between TRL III-1B among Trinity Rail Leasing III L.P., lessee, et. al. (filed herewith).
(10	.16.4)	Equipment Lease Agreement (TRL III 2003-1C) dated as of November 12, 2003 between TRL III-1C Railcar Statutory Trust, lessor, and Trinity Rail Leasing III L.P., lessee (filed herewith).
(10	.16.5)	Participation Agreement (TRL III 2003-1C) dated as of November 12, 2003 between TRL III-1C among Trinity Rail Leasing III L.P., lessee, et. al. (filed herewith).
(10.17)		Equipment Lease Agreement (TRL IV 2004-1A) between TRL IV 2004-1A Statutory Trust, lessor, and Trinity Rail Leasing IV L.P., lessee (filed herewith).
(10	.17.1)	Participation Agreement (TRL IV 2004-1A) among Trinity Rail Leasing IV, L.P., lessee, et. al (filed herewith).
(10.18)		Amended and Restated Credit Agreement dated as of March 10, 2004 among Trinity Industries, Inc, as Borrower, JP Morgan Chase Bank, individually as a Lender and Issuing Bank and as Administrative Agent, and Dresdner Bank AG, New York and Grand Cayman Branches and The Royal Bank of Scotland plc., each individually as a Lender and collectively as Syndication Agents, and certain other Lenders party thereto from time to time (incorporated by reference to Exhibit 10.18 of Registration Statement No. 333-117526 filed July 21, 2004).

NO.		DESCRIPTION

(10	.18.1)	Second Amended and Restated Credit Agreement dated as of April 20, 2005 among Trinity Industries, Inc, as Borrower, JP Morgan Chase Bank, N.A., individually and as Issuing Bank and Administrative Agent, The Royal Bank of Scotland plc, Wachovia Bank, N.A., and Bank of America, N.A., each individually and as Syndication Agents, Dresdner Bank AG, Individually and as Documentation Agent, and certain other Lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the period ended June 30, 2005).
(10	.18.2)	First Amendment to the Second Amended and Restated Credit Agreement dated June 9, 2006, amending the Second Amended and Restated Credit Agreement dated April 20, 2005 (incorporated by reference to Exhibit 10.18.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).
(10	.18.3)	Second Amendment to the Second Amended and Restated Credit Agreement dated June 21, 2006, amending the Second Amended and Restated Credit Agreement dated April 20, 2005 (incorporated by reference to Exhibit 10.18.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).
(10	.18.4)	Third Amendment to the Second Amended and Restated Credit Agreement dated June 22, 2007, amending the Second Amended and Restated Credit Agreement dated April 20, 2005 (incorporated by reference to Exhibit 10.18.4 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).
(10	.18.5)	Fourth Amendment to the Second Amended and Restated Credit Agreement dated October 19, 2007, amending the Second Amended and Restated Credit Agreement dated April 20, 2005 (incorporated by reference to Exhibit 10.18.5 to our Form 8-K filed on October 19, 2007).
(10.19)		Amended and Restated Warehouse Loan Agreement, dated as of August 7, 2007, amending and restating the Warehouse Loan Agreement dated June 27, 2002 among Trinity Industries Leasing Company, Trinity Rail Leasing Trust II, the Borrower, Credit Suisse, New York Branch, as Agent, Wilmington Trust Company, as Collateral Agent and Depository, and the Lenders party thereto from time to time (incorporated by reference to Exhibit 10.19.13 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).
(10	.19.1)	Amendment No. 1 to the Amended and Restated Warehouse Loan Agreement, dated February 13, 2008, amending the Amended and Restated Warehouse Loan Agreement dated August 7, 2007. (incorporated by reference to our Form 8-K filed on February 14, 2008).
(10.23)		Retirement Transition Agreement between the Company and Jim S. Ivy (incorporated by reference to our Form 10-K filed March 9, 2005).*
(10.24)		Retirement Transition Agreement between the Company and John L. Adams (incorporated by reference to our Form 10-K filed March 9, 2005).*
(10.25)		Perquisite Plan beginning January 1, 2004 in which the Company’s Executive Officers participate (incorporated by reference to our Form 10-K filed March 9, 2005).*
(10.26)		Purchase and Contribution Agreement, dated May 18, 2006, among Trinity Industries Leasing Company, Trinity Leasing Trust II, and Trinity Rail Leasing V L.P. (incorporated by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).
(10	.26.1)	Master Indenture dated May 18, 2006, between Trinity Rail Leasing V L.P. and Wilmington Trust Company, as indenture trustee (incorporated by reference to Exhibit 10.26.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).
(10.27)		Board Compensation Summary Sheet (incorporated by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006).*
(10.28)		Retirement Transition Agreement between Trinity North American Freight Car, Inc. and Martin Graham (filed herewith).*
(12)		Computation of Ratio of Earnings to Fixed Charges (filed herewith).
(21)		Listing of subsidiaries of Trinity Industries, Inc. (filed herewith).
(23)		Consent of Ernst & Young LLP (contained on page 77 of this document and filed herewith).
(31.1)		Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
(31.2)		Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).

NO.	DESCRIPTION

(32.1)	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32.2)	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contracts and compensatory plan arrangements.