Form 10-Q
period 2008-03-31
TRINITY INDUSTRIES INC
filed 2008-05-01
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑.
     At April 25, 2008 there were 80,945,644 shares of the Registrant’s common stock outstanding.

TRINITY INDUSTRIES, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2008	2007
	(unaudited)
	(in millions, except per share amounts)
Revenues	$898.9	$828.5
Operating costs:
Cost of revenues	716.5	665.7
Selling, engineering, and administrative expenses	56.2	54.1

	772.7	719.8

Operating profit	126.2	108.7

Other (income) expense:
Interest income	(2.3)	(3.7)
Interest expense	21.0	17.5
Other, net	(1.1)	(1.0)

	17.6	12.8

Income from continuing operations before income taxes	108.6	95.9

Provision for income taxes	43.0	36.8

Income from continuing operations	65.6	59.1

Discontinued operations:
Loss from discontinued operations, net of benefit for income taxes of $0.1 and $0	(0.3)	—

Net income	$65.3	$59.1

Net income per common share:
Basic:
Continuing operations	$0.83	$0.76
Discontinued operations	—	—

	$0.83	$0.76

Diluted:
Continuing operations	$0.81	$0.74
Discontinued operations	—	—

	$0.81	$0.74

Weighted average number of shares outstanding:
Basic	78.9	78.0
Diluted	80.2	79.9

Dividends declared per common share	$0.07	$0.06
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(unaudited)	(as reported)
	(in millions)
Assets
Cash and cash equivalents	$199.7	$289.6

Receivables, net of allowance	283.5	296.5

Inventories:
Raw materials and supplies	303.3	302.6
Work in process	130.1	127.3
Finished goods	217.4	156.8

	650.8	586.7

Property, plant, and equipment, at cost	3,019.4	2,849.6
Less accumulated depreciation	(797.9)	(779.8)

	2,221.5	2,069.8

Goodwill	503.5	503.5

Assets held for sale and discontinued operations	3.3	3.6

Other assets	288.6	293.5

	$4,150.9	$4,043.2

Liabilities and Stockholders’ Equity

Accounts payable and accrued liabilities	$663.1	$684.3

Debt:
Recourse	715.8	730.3
Non-recourse	714.6	643.9

	1,430.4	1,374.2

Deferred income	64.2	58.4

Liabilities held for sale and discontinued operations	1.2	1.2

Other liabilities	229.9	198.4

	2,388.8	2,316.5

Stockholders’ equity:
Preferred stock – 1.5 shares authorized and unissued	—	—

Common stock – 200.0 shares authorized	81.6	81.6

Capital in excess of par value	538.5	538.4

Retained earnings	1,237.3	1,177.8

Accumulated other comprehensive loss	(74.5)	(61.6)

Treasury stock	(20.8)	(9.5)

	1,762.1	1,726.7

	$4,150.9	$4,043.2

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2008	2007
	(unaudited)
	(in millions)
Operating activities:
Net income	$65.3	$59.1
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Loss from discontinued operations	0.3	—
Depreciation and amortization	31.8	26.5
Stock-based compensation expense	5.0	3.9
Excess tax benefits from stock-based compensation	—	(2.3)
Deferred income taxes	33.1	27.4
Gain on disposition of property, plant, equipment, and other assets	(0.1)	(1.7)
Other	(8.5)	0.9
Changes in assets and liabilities:
(Increase) decrease in receivables	13.0	(26.5)
(Increase) decrease in inventories	(64.1)	(20.2)
(Increase) decrease in other assets	—	(7.0)
Increase (decrease) in accounts payable and accrued liabilities	(21.6)	(24.0)
Increase (decrease) in other liabilities	(15.2)	3.7

Net cash provided by operating activities – continuing operations	39.0	39.8
Net cash required by operating activities – discontinued operations	—	(0.2)

Net cash provided by operating activities	39.0	39.6

Investing activities:
Proceeds from sales of railcars from our leased fleet	49.7	8.4
Proceeds from disposition of property, plant, equipment, and other assets	0.2	3.0
Capital expenditures – lease subsidiary	(190.2)	(147.4)
Capital expenditures – other	(26.9)	(46.1)

Net cash required by investing activities	(167.2)	(182.1)

Financing activities:
Issuance of common stock, net	—	5.1
Excess tax benefits from stock-based compensation	—	2.3
Payments to retire debt	(44.3)	(47.6)
Proceeds from issuance of debt	100.5	100.1
Stock repurchases	(12.2)	—
Dividends paid to common shareholders	(5.7)	(4.8)

Net cash provided by financing activities	38.3	55.1

Net decrease in cash and cash equivalents	(89.9)	(87.4)
Cash and cash equivalents at beginning of period	289.6	311.5

Cash and cash equivalents at end of period	$199.7	$224.1

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock
(unaudited)	Shares (200.0	$1.00 Par	Capital in Excess	Retained	Accumulated Other Comprehensive	Treasury	Treasury Stock at	Total Stockholders’
(in millions, except par value)	Authorized)	Value	of Par Value	Earnings	Loss	Shares	Cost	Equity
Balances at December 31, 2007	81.6	$81.6	$538.4	$1,177.8	$(61.6)	(0.2)	$(9.5)	$1,726.7

Net income	—	—	—	65.3	—	—	—	65.3
Other comprehensive income:
Change in unrealized loss on derivative financial instruments, net of tax	—	—	—	—	(12.9)	—	—	(12.9)

Comprehensive net income								52.4
Cash dividends on common stock	—	—	—	(5.7)	—	—	—	(5.7)
Restricted shares issued	—	—	(0.6)	—	—	—	1.4	0.8
Shares repurchased	—	—	—	—	—	(0.5)	(12.2)	(12.2)
Stock options exercised	—	—	(0.1)	—	—	—	0.1	—
Stock-based compensation expense	—	—	0.4	—	—	—	—	0.4
Other	—	—	0.4	(0.1)	—	—	(0.6)	(0.3)

Balances at March 31, 2008	81.6	$81.6	$538.5	$1,237.3	$(74.5)	(0.7)	$(20.8)	$1,762.1

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
     The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and subsidiaries (“Trinity”, “Company”, “we” or “our”). In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of March 31, 2008, the results of operations for the three month periods ended March 31, 2008 and 2007, and cash flows for the three month periods ended March 31, 2008 and 2007 have been made in conformity with generally accepted accounting principles. Because of seasonal and other factors, the results of operations for the three month period ended March 31, 2008 may not be indicative of expected results of operations for the year ending December 31, 2008. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2007.
Stockholders’ Equity
     On December 13, 2007, the Company’s Board of Directors authorized a $200 million stock repurchase program of its common stock. This program allows for the repurchase of the Company’s common stock through December 31, 2009. During the three months ended March 31, 2008, 471,100 shares with a value of approximately $12.2 million had been repurchased under this program. Since the inception of this program through March 31, 2008, a total of 575,300 shares with an approximate value of $15.1 million were repurchased.
Fair Value Accounting
     In September 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 introduces a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities. SFAS 157 for financial assets and liabilities is effective for fiscal years beginning after November 15, 2007. The Company adopted this standard as of January 1, 2008 and the impact of the adoption was not significant.
     SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market to that asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 describes three levels of inputs that may be used to measure fair value which are listed below.
     Level 1 – This level is defined as quoted prices in active markets for identical assets or liabilities. The Company’s cash equivalents and restricted assets, other than cash, are United States Treasury instruments.
     Level 2 – This level is defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s fuel derivative instruments, which are commodity options, are valued using energy and commodity market data. Interest rate hedges are valued at exit prices obtained from each counterparty.
     Level 3 – This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

     Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of March 31, 2008
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$158.8	$—	$—	$158.8
Fuel derivative instruments (1)	—	2.1	—	2.1
Restricted assets (1)	117.9	—	—	117.9

Total assets	$276.7	$2.1	$—	$278.8

Liabilities:
Interest rate hedges (2)	$—	$36.5	$—	$36.5

Total liabilities	$—	$36.5	$—	$36.5

(1)	Restricted assets and fuel derivative instruments are included in Other assets on the Consolidated Balance Sheet.

(2)	Interest rate hedges are included in Other liabilities on the Consolidated Balance Sheet.
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” and SFAS No. 160, “Accounting and Reporting Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements. Both standards are effective for fiscal years beginning after December 15, 2008 and are applicable only to transactions occurring after the effective date.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedge items are accounted for under Statement 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.
     SFAS 161 is intended to enhance the current disclosure framework in SFAS 133 and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements.
     The provisions of SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The provisions of SFAS 161 need not be applied to immaterial items. We are currently evaluating the potential impact of the provisions of SFAS 161.
Reclassifications
     Certain prior year balances have been reclassified to conform to the 2008 cash flow presentation.
Note 2. Segment Information
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
     Sales and related profits from the Rail Group to the Railcar Leasing and Management Services Group are recorded in the Rail Group and eliminated in consolidation. Sales of railcars from the lease fleet are included in the Railcar Leasing and Management Services Group. Sales between groups are recorded at prices comparable to those charged to external customers. See Note 4 Equity Investment for discussion of sales to a company in which we have an equity investment.
     The financial information from continuing operations for these segments is shown in the tables below. We operate principally in the continental United States and Mexico.
Three Months Ended March 31, 2008

	Revenues			Operating
				Profit
	External	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$347.7	$220.1	$567.8	$77.2
Construction Products Group	165.0	4.3	169.3	12.2
Inland Barge Group	137.8	—	137.8	26.5
Energy Equipment Group	126.2	3.3	129.5	18.2
Railcar Leasing and Management Services Group	119.8	—	119.8	34.1
All Other	2.4	15.8	18.2	(0.3)
Corporate	—	—	—	(5.4)
Eliminations — Lease subsidiary	—	(216.7)	(216.7)	(31.2)
Eliminations — Other	—	(26.8)	(26.8)	(5.1)

Consolidated Total	$898.9	$—	$898.9	$126.2

Three Months Ended March 31, 2007

	Revenues			Operating
				Profit
	External	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$394.3	$174.4	$568.7	$78.1
Construction Products Group	163.1	0.1	163.2	10.1
Inland Barge Group	108.7	—	108.7	17.4
Energy Equipment Group	88.9	2.5	91.4	10.1
Railcar Leasing and Management Services Group	70.9	—	70.9	27.8
All Other	2.6	13.0	15.6	1.3
Corporate	—	—	—	(10.0)
Eliminations — Lease subsidiary	—	(172.5)	(172.5)	(28.2)
Eliminations — Other	—	(17.5)	(17.5)	2.1

Consolidated Total	$828.5	$—	$828.5	$108.7

Note 3. Railcar Leasing and Management Services Group
     The Railcar Leasing and Management Services Group (“Leasing Group”) provides fleet management, maintenance, and leasing services. Selected combined financial information for the Leasing Group is as follows:

	March 31, 2008	December 31, 2007
		(as reported)
	(in millions)
Balance Sheet
Cash	$26.7	$40.8
Leasing equipment:
Machinery and other	36.1	36.1
Equipment on lease	2,170.6	1,996.7

	2,206.7	2,032.8
Accumulated depreciation	(229.0)	(214.4)

	1,977.7	1,818.4

Restricted assets	117.9	129.1
Debt:
Recourse	61.4	75.7
Non-recourse	714.6	643.9

	Three Months Ended
	March 31,
	2008	2007
	(in millions)
Statement of Operations
Revenues	$119.8	$70.9
Operating profit	34.1	27.8
     For the three months ended March 31, 2008, revenues of $37.9 million and operating profit of $5.8 million were related to sales of cars from the lease fleet to a company in which Trinity holds an equity investment. See Note 4 Equity Investment.
     Interest expense, which is not a component of operating profit, was $10.8 million and $9.2 million for the three months ended March 31, 2008 and 2007, respectively. Rent expense, which is a component of operating profit, was $11.2 million and $11.3 million for the three months ended March 31, 2008 and 2007, respectively.
     Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured by Trinity’s rail subsidiaries and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Leasing Group primarily enters into operating leases. Future minimum rental revenues on leases in each year are as follows:

	Remaining
	nine months
	of 2008	2009	2010	2011	2012	Thereafter	Total
			(in millions)
Future Minimum Rental Revenues on Leases	$139.2	$173.5	$157.4	$126.4	$105.0	$295.5	$997.0
     The Leasing Group’s debt consists of both recourse and non-recourse debt. See Note 8 for the form and maturities of the debt. Leasing Group equipment with a net book value of approximately $1,033.5 million is pledged as collateral for Leasing Group debt. Leasing Group equipment with a net book value of $108.6 million is pledged as collateral against operating lease obligations.
     In prior years, the Leasing Group completed a series of financing transactions whereby railcars were sold to one or more separate independent owner trusts (“Trusts”). See Note 4 of the December 31, 2007 Consolidated Financial Statements filed on Form 10-K for a detailed explanation of these financing transactions. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future minimum rental revenues related to these leases due to the Leasing Group are as follows:

	Remaining
	nine months
	of 2008	2009	2010	2011	2012	Thereafter	Total
			(in millions)
Future Operating Lease Obligations of Trusts’ Cars	$36.1	$47.6	$40.7	$41.7	$44.9	$521.1	$732.1

Future Minimum Rental Revenues of Trusts’ Cars	$44.2	$49.5	$38.5	$30.9	$24.8	$80.2	$268.1
Note 4. Equity Investment
     In 2007, Trinity purchased 20% of the equity in newly-formed TRIP Rail Holdings LLC (“TRIP Holdings”) for $21.3 million. Trinity funded an additional $5.8 million for the three months ended March 31, 2008, pursuant to Trinity’s 20% equity ownership obligation under the formation agreements for TRIP Holdings, totaling a $27.1 million investment in TRIP Holdings as of March 31, 2008. Trinity’s remaining equity commitment to TRIP Holdings is $21.9 million, which is expected to be completely funded by 2009. TRIP Holdings provides railcar leasing and management services in North America. Trinity also paid $13.8 million in 2007 for structuring and placement fees related to the formation of TRIP Holdings that are being expensed on a pro rata basis as railcars are purchased from Trinity by a wholly-owned subsidiary of TRIP Holdings, TRIP Rail Leasing LLC (“TRIP Leasing”). For the three months ended March 31, 2008, $1.8 million of these structuring and placement fees were expensed, leaving a net unamortized balance of $6.9 million as of March 31, 2008.

     For the three months ended March 31, 2008, the Rail Group sold $146.0 million and Trinity Industries Leasing Company (“TILC”), a wholly owned subsidiary of Trinity, sold $37.9 million of railcars to TRIP Leasing resulting in a gain of $32.8 million, of which $6.5 million was deferred based on Trinity’s 20% equity interest. Fees for the same period were insignificant.
     See Note 5 of the December 31, 2007 Consolidated Financial Statements filed on Form 10-K for additional information.
Note 5. Derivative Instruments
     The Company uses derivative instruments to mitigate the impact of increases in zinc, natural gas, and diesel fuel prices and interest rates, as well as to convert a portion of its variable-rate debt to fixed-rate debt. We also use derivatives to lock in fixed interest rates in anticipation of future debt issuances. These swaps are accounted for as cash flow hedges under SFAS 133.
     Interest rate hedges
     In anticipation of a future debt issuance, we entered into interest rate swap transactions during the fourth quarter of 2006 and during 2007. These instruments, with a notional amount of $370 million, hedged the interest rate on a future debt issuance associated with an anticipated secured borrowing facility. The original scheduled close date of the facility was in the fourth quarter of 2007, but due to market conditions, the scheduled close date of the future debt issuance was moved to the end of the first quarter of 2008. Again, due to market conditions, the scheduled close date of the future debt issuance was moved to the second quarter of 2008. The interest rate swap transactions were renewed in the first quarter of 2008 and will expire in the second quarter of 2008. The weighted average fixed interest rate under these instruments was 5.34% at March 31, 2008. These interest rate swaps are being accounted for as cash flow hedges with changes in the fair value of the instruments of $34.1 million of loss recorded in Accumulated Other Comprehensive Loss (“AOCL”) and a liability of $36.5 million recorded in the consolidated balance sheet as of March 31, 2008. The effect on the consolidated statement of operations for the three months ended March 31, 2008 was expense of $2.2 million due to the ineffective portion of the hedges primarily associated with anticipated interest payments that will not be made.
     During 2005 and 2006, we entered into interest rate swap transactions in anticipation of a future debt issuance. These instruments, with a notional amount of $200 million, fixed the interest rate on a portion of a future debt issuance associated with a railcar leasing transaction in 2006 and settled at maturity in the first quarter of 2006. The weighted average fixed interest rate under these instruments was 4.87%. These interest rate swaps were being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in AOCL through the date the related debt issuance closed in May 2006. The balance is being amortized over the term of the related debt. At March 31, 2008, the balance remaining in AOCL was $3.7 million. The effect of the amortization on the consolidated statement of operations for each of the three month periods ended March 31, 2008 and 2007 was income of $0.1 million.
     Natural gas and diesel fuel
     We continued a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. Since the majority of these instruments do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet for these instruments was an asset of $2.1 million as of March 31, 2008, with $0.1 million of income in AOCL. The effect on the consolidated statement of operations for the three month periods ended March 31, 2008 and 2007 was income of $1.4 million and $0.9 million, respectively.
     Zinc
     In 2007, we entered into a program to mitigate the impact of fluctuations in the price of zinc purchases. The intent of this program is to protect our operating profit from adverse price changes by entering into derivative instruments. These instruments are short term with monthly maturities and no remaining balances in AOCL as of March 31, 2008. The effect on the consolidated statement of operations for the three months ended March 31, 2008 and 2007 was income of $0.5 million and $0.3 million, respectively.

Note 6. Property, Plant, and Equipment
     The following table summarizes the components of property, plant, and equipment as of March 31, 2008 and December 31, 2007.

	March 31,	December 31,
	2008	2007
		(as reported)
	(in millions)
Corporate/Manufacturing:
Land	$37.0	$36.5
Buildings and improvements	353.2	341.3
Machinery and other	644.5	608.0
Construction in progress	49.5	79.8

	1,084.2	1,065.6
Less accumulated depreciation	(568.9)	(565.4)

	515.3	500.2

Leasing:
Machinery and other	36.1	36.1
Equipment on lease	2,170.6	1,996.7

	2,206.7	2,032.8

Less accumulated depreciation	(229.0)	(214.4)

	1,977.7	1,818.4
Deferred profit on railcars sold to the Leasing Group	(271.5)	(248.8)

	$2,221.5	$2,069.8

Note 7. Warranties
     The Company provides for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assesses the adequacy of the resulting reserves on a quarterly basis. The changes in the accruals for warranties for the three month periods ended March 31, 2008 and 2007 were as follows:

	Three Months Ended
	March 31,
	2008	2007
	(in millions)
Beginning balance	$28.3	$28.6
Warranty costs incurred	(1.3)	(2.6)
Product warranty accrual	1.6	2.5

Ending balance	$28.6	$28.5

Note 8. Debt
     The following table summarizes the components of debt as of March 31, 2008 and December 31, 2007.

	March 31,	December 31,
	2008	2007
		(as reported)
	(in millions)
Corporate/Manufacturing — Recourse:
Revolving commitment	$—	$—
Convertible subordinated notes	450.0	450.0
Senior notes	201.5	201.5
Other	2.9	3.1

	654.4	654.6

Leasing — Recourse:
Equipment trust certificates	61.4	75.7

	715.8	730.3

Leasing — Non-recourse:
Secured railcar equipment notes	330.5	334.1
Warehouse facility	384.1	309.8

	714.6	643.9

Total debt	$1,430.4	$1,374.2

     Trinity’s revolving credit facility requires maintenance of ratios related to interest coverage for the leasing and manufacturing operations, leverage, and minimum net worth. At March 31, 2008, there were no borrowings under our $425 million revolving credit facility. After $93.5 million was considered for letters of credit, $331.5 million was available under the revolving credit facility.
     In February 2008, TILC increased its warehouse facility to $600 million with the availability period of the facility remaining through August 2009. This facility, established to finance railcars owned by TILC, had $384.1 million outstanding as of March 31, 2008. The warehouse facility matures August 2009 and unless renewed will be payable in three equal installments in February 2010, August 2010, and February 2011. Railcars financed by the warehouse facility have historically been refinanced under long-term financing agreements. Specific railcars and the underlying leases secure the facility. Advances under the facility may not exceed 78% of the fair market value of the eligible railcars securing the facility as defined by the agreement. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in rate of 4.18% at March 31, 2008. At March 31, 2008, $215.9 million was available under this facility.
     Terms and conditions of other debt are described in Note 10 of the December 31, 2007 Consolidated Financial Statements filed on
Form 10-K.
     The remaining principal payments under existing debt agreements as of March 31, 2008 are as follows:

	Remaining
	nine months
	of 2008	2009	2010	2011	2012	Thereafter
	(in millions)
Recourse:
Corporate/Manufacturing	$0.8	$0.5	$0.2	$0.2	$0.1	$652.6
Leasing – equipment trust certificates (Note 3)	—	61.4	—	—	—	—

Non-recourse:
Leasing – secured railcar equipment notes (Note 3)	10.5	15.3	16.4	14.9	13.7	259.7

Leasing – warehouse facility (Note 3)	13.8	246.9	123.4	—	—	—

Total principal payments	$25.1	$324.1	$140.0	$15.1	$13.8	$912.3

Note 9. Other, Net
     Other, net (income) expense consists of the following items:

	Three Months Ended
	March 31,
	2008	2007
	(in millions)
Gain on disposition of property, plant, and equipment	$(0.1)	$(1.7)
Foreign currency exchange transactions	(0.7)	0.7
(Gain) loss on equity investments	(0.2)	0.1
Other	(0.1)	(0.1)

Other, net	$(1.1)	$(1.0)

Note 10. Income Taxes
     On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“SFAS 109”). See Note 12 of the December 31, 2007 Consolidated Financial Statements filed on Form 10-K for a detailed explanation of the impact of FIN 48.

     The change in unrecognized tax benefits for the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended
	March 31,
	2008	2007
	(in millions)
Beginning balance	$23.7	$32.0
Additions for tax positions of prior years	3.9	0.5
Reductions for tax positions of prior years	(1.0)	—
Settlements	—	(0.5)

Ending balance	$26.6	$32.0

     The additions for the three months ended March 31, 2008, were amounts provided for tax positions previously taken in foreign jurisdictions and tax positions taken for state income tax purposes as well as deferred tax liabilities that have been reclassed to uncertain tax positions.
     The reduction for tax positions of prior years for the three months ended March 31, 2008 related primarily to the completion of state audits in which the tax position was not challenged by the state and for which the position is now effectively settled.
     The total amount of unrecognized tax benefits at March 31, 2008, that would affect the Company’s effective tax rate if recognized was determined to be $10.8 million. There is a reasonable possibility that unrecognized Federal and state tax benefits will decrease by March 31, 2009 due to a lapse in the statute of limitations for assessing tax. Further, there is a reasonable possibility that the unrecognized tax benefits related to Federal and state tax positions will decrease significantly by March 31, 2009 due to settlements with taxing authorities. As of March 31, 2008, the amounts expected to settle or lapse in the statute of limitations by March 31, 2009 were $11.8 million.
     Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of March 31, 2008 and December 31, 2007 was $10.4 million and $8.0 million, respectively.
     Income tax expense for the three months ended March 31, 2008 and 2007, included $2.3 million and $0.4 million, respectively, in interest expense and penalties related to uncertain tax positions.
     We are currently under Internal Revenue Service (“IRS”) examination for the tax years ended 1998 through 2002 and 2004 through 2005, thus our statute remains open from the year ended March 31, 1998, forward. We expect the 1998 through 2002 examination and the 2004 through 2005 examination to be completed within the next 12 months. This could be affected by any adjustments that the IRS and the Company do not agree upon, in which case the statute could remain open for an undeterminable period. In addition, statutes of limitations governing the right of Mexico’s tax authorities to audit the tax returns of our Mexican operations remain open for the 2002 tax year forward. Our Mexican subsidiaries are currently under audit for their 2002 tax year. Additionally our Swiss subsidiary is under audit for the 2006 tax year. We expect these examinations to be completed within the next 12 months. Our various European subsidiaries, including the subsidiaries that were sold during 2006, are impacted by various statutes of limitations which are generally open from 2003 forward. An exception to this is our discontinued Romanian operations, which have been audited through 2004. Generally, states’ statutes in the United States are open from 2002 forward.
Note 11. Employee Retirement Plans
     The following table summarizes the components of net periodic pension cost for the Company.

	Three Months Ended
	March 31,
	2008	2007
	(in millions)
Service cost	$2.4	$2.8
Interest	5.2	4.9
Expected return on assets	(5.0)	(4.4)
Amortization and deferral	0.5	1.1
Profit sharing	2.0	1.6

Net expenses	$5.1	$6.0

     Trinity contributed $3.5 million and $2.4 million to the Company’s defined benefit pension plans for the three month periods ended March 31, 2008 and 2007, respectively. Total contributions to our pension plans in 2008 are expected to be approximately $26.1 million.
Note 12. Accumulated Other Comprehensive Loss
     Comprehensive net income is as follows:

	Three Months Ended
	March 31,
	2008	2007
	(in millions)
Net income	$65.3	$59.1
Other comprehensive income (loss):
Change in unrealized (loss) gain on derivative financial instruments, net of tax (benefit) expense of $(6.9) and $0.3	(12.9)	0.4

Comprehensive net income	$52.4	$59.5

     The components of accumulated other comprehensive loss are as follows:

	March 31,	December 31,
	2008	2007
		(as reported)
	(in millions)
Currency translation adjustments	$(17.3)	$(17.3)
Unrealized loss on derivative financial instruments	(21.4)	(8.5)
Funded status of pension liability	(35.8)	(35.8)

	$(74.5)	$(61.6)

Note 13. Stock-Based Compensation
     Stock-based compensation totaled approximately $5.0 million and $3.9 million for the three months ended March 31, 2008 and 2007, respectively.
Note 14. Net Income Per Common Share
     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Except when the effect would be anti-dilutive, the calculation of diluted net income per common share includes the impact of shares that could be issued under outstanding stock options. Anti-dilutive stock options for the three month period ended March 31, 2008 were equivalent to 0.2 million shares. There were no anti-dilutive stock options for the three month period ended March 31, 2007.
     The computation of basic and diluted net income applicable to common stockholders is as follows:

	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007
	(in millions, except per share amounts)
	Income	Average			Average
	(Loss)	Shares	EPS	Income	Shares	EPS

Income from continuing operations – basic	$65.6	78.9	$0.83	$59.1	78.0	$0.76

Effect of dilutive securities:
Stock options	—	1.3		—	1.9

Income from continuing operations – diluted	$65.6	80.2	$0.81	$59.1	79.9	$0.74

Loss from discontinued operations, net of taxes – basic	$(0.3)	78.9	$—	$—	78.0	$—

Effect of dilutive securities:
Stock options	—	1.3		—	1.9

Loss from discontinued operations, net of taxes – diluted	$(0.3)	80.2	$—	$—	79.9	$—

Note 15. Contingencies
     Barge Litigation
     The Company and its wholly owned subsidiary, Trinity Marine Products, Inc. (“TMP”), were co-defendants in a class-action lawsuit filed in April 2003 entitled Waxler Transportation Company, Inc. v. Trinity Marine Products, Inc., et al. (Suit No. 49-741, Division “B” in the 25th Judicial District Court in and for the Parish of Plaquemines, Louisiana: the “Waxler Case”). To avoid a continuing commitment of management and executive time as well as the legal, expert, and transactional costs associated with litigating the claims alleged, the Company and TMP entered into a settlement agreement in the Waxler Case that was approved by the court and became final February 9, 2008. Pursuant to the settlement agreement, the court certified the class for settlement purposes. The Company and TMP are currently working with the Court Appointed Disbursing Agent (“CADA”) to process the claims submitted. As of March 31, 2008, based on instructions from the CADA to the settlement funds escrow agent, the Company has received $2.0 million in refund of unclaimed settlement funds. See Note 19 of the December 31, 2007 Consolidated Financial Statements filed on Form 10-K for additional information.
     The settlement agreement required each class member whose individual claims will be settled via the class settlement to elect one of three, mutually exclusive settlement options. Potential class members who elected not to settle their individual claims via the class settlement were entitled to opt-out of the class and pursue such claims independently of the class. No potential class member opted out of the class settlement.
     Other Litigation
     Transit Mix was named as a defendant in a case involving the death of an employee of an independent contractor who was working at a Transit Mix facility. Following a jury verdict in favor of the plaintiff, the presiding judge entered a final judgment that, together with fees, costs, and judgment interest, totaled $50.2 million. This case was appealed by Transit Mix and its insurers. In October 2006, the original trial court judgment was reversed and a take-nothing judgment was rendered by the Eleventh Court of Appeals, State of Texas. Plaintiffs filed a motion for rehearing in such court, which was denied. On March 22, 2007, Plaintiffs filed their Petition for Review with the Texas Supreme Court. Transit Mix filed its Response to Plaintiff’s Petition for Review on July 13, 2007. In September 2007, the Texas Supreme Court requested briefing by the parties on the underlying merits of the case. The Texas Supreme Court denied the Plaintiff’s Petition for Review on February 22, 2008, and the Plaintiff filed a Motion for Rehearing on April 9, 2008.
     We also are involved in other claims and lawsuits incidental to our business. Based on information currently available, it is management’s opinion that the ultimate outcome of all current litigation and other claims, including settlements, in the aggregate will not have a material adverse effect on the Company’s overall financial condition for purposes of financial reporting. However, resolution of certain claims or lawsuits by settlement or otherwise could have a significant impact on the operating results of the reporting period in which such resolution occurs.
     We are subject to Federal, state, local, and foreign laws and regulations relating to the environment and the workplace. We have reserved $9.7 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of future remedial response costs are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future environmental litigation or other proceedings or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. Other than with respect to the foregoing, we believe that we are currently in substantial compliance with environmental and workplace laws and regulations.
Note 16. Financial Statements for Guarantors of the Senior Notes
     The Company’s senior debt is fully and unconditionally and jointly and severally guaranteed by certain of Trinity’s wholly owned subsidiaries: Transit Mix Concrete & Materials Company, Trinity Industries Leasing Company, Trinity Marine Products, Inc., Trinity Rail Group, LLC, Trinity North American Freight Car, Inc., Trinity Tank Car, Inc., and Trinity Parts & Components, LLC. No other subsidiaries guarantee the senior debt. As of March 31, 2008, assets held by the non-guarantor subsidiaries include $117.9 million of restricted assets that are not available for distribution to Trinity Industries, Inc. (“Parent”), $909.7 million of equipment securing certain debt, $108.6 million of equipment securing certain lease obligations held by the non-guarantor subsidiaries, and $296.7 million of assets located in foreign locations.

Statement of Operations
For the Three Months Ended March 31, 2008

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Revenues	$2.6	$594.9	$436.7	$(135.3)	$898.9
Cost of revenues	38.8	458.3	354.7	(135.3)	716.5
Selling, engineering, and administrative expenses	5.5	29.0	21.7	—	56.2

	44.3	487.3	376.4	(135.3)	772.7

Operating profit (loss)	(41.7)	107.6	60.3	—	126.2
Other (income) expense	(94.4)	(0.2)	14.7	97.5	17.6

Income from continuing operations before income taxes	52.7	107.8	45.6	(97.5)	108.6
Provision (benefit) for income taxes	(12.6)	38.3	17.3	—	43.0

Income from continuing operations	65.3	69.5	28.3	(97.5)	65.6
Loss from discontinued operations, net of benefit for income taxes of $0.1	—	—	(0.3)	—	(0.3)

Net income	$65.3	$69.5	$28.0	$(97.5)	$65.3

Statement of Operations
For the Three Months Ended March 31, 2007

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Revenues	$45.4	$559.0	$338.3	$(114.2)	$828.5
Cost of revenues	65.4	443.3	271.2	(114.2)	665.7
Selling, engineering and administrative expenses	11.1	26.5	16.5	—	54.1

	76.5	469.8	287.7	(114.2)	719.8

Operating profit (loss)	(31.1)	89.2	50.6	—	108.7
Other (income) expense	(82.0)	16.3	11.3	67.2	12.8

Income from continuing operations before income taxes	50.9	72.9	39.3	(67.2)	95.9
Provision (benefit) for income taxes	(8.2)	29.9	15.1	—	36.8

Income from continuing operations	59.1	43.0	24.2	(67.2)	59.1
Loss from discontinued operations, net of provision for income taxes of $0	—	—	—	—	—

Net income	$59.1	$43.0	$24.2	$(67.2)	$59.1

Balance Sheet
March 31, 2008

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Assets:
Cash and cash equivalents	$163.9	$0.7	$35.1	$—	$199.7
Receivables, net of allowance	5.1	125.6	152.8	—	283.5
Inventory	1.1	480.1	169.6	—	650.8
Property, plant, and equipment, net	22.0	849.4	1,350.1	—	2,221.5
Investments in subsidiaries/intercompany receivable (payable), net	2,407.4	(621.3)	391.0	(2,177.1)	—
Goodwill and other assets	187.3	447.3	267.2	(106.4)	795.4

	$2,786.8	$1,281.8	$2,365.8	$(2,283.5)	$4,150.9

Liabilities:
Accounts payable and accrued liabilities	$277.0	$186.3	$199.8	$—	$663.1
Debt	651.7	64.1	714.6	—	1,430.4
Deferred income	38.0	4.0	22.2	—	64.2
Other liabilities	58.0	274.8	4.7	(106.4)	231.1

Total stockholders’ equity	1,762.1	752.6	1,424.5	(2,177.1)	1,762.1

	$2,786.8	$1,281.8	$2,365.8	$(2,283.5)	$4,150.9

Balance Sheet
December 31, 2007
(as reported)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Assets:
Cash and cash equivalents	$238.0	$0.7	$50.9	$—	$289.6
Receivables, net of allowance	5.8	156.6	134.1	—	296.5
Inventory	5.3	412.1	169.3	—	586.7
Property, plant, and equipment, net	22.5	807.1	1,240.2	—	2,069.8
Investments in subsidiaries/ intercompany receivable (payable), net	2,271.3	(522.4)	314.2	(2,063.1)	—
Goodwill and other assets	227.4	440.9	264.2	(131.9)	800.6

	$2,770.3	$1,295.0	$2,172.9	$(2,195.0)	$4,043.2

Liabilities:
Accounts payable and accrued liabilities	$307.4	$174.2	$202.7	$—	$684.3
Debt	651.7	78.5	644.0	—	1,374.2
Deferred income	32.3	3.9	22.2	—	58.4
Other liabilities	52.2	274.8	4.5	(131.9)	199.6

Total stockholders’ equity	1,726.7	763.6	1,299.5	(2,063.1)	1,726.7

	$2,770.3	$1,295.0	$2,172.9	$(2,195.0)	$4,043.2

Statement of Cash Flows
For the Three Months Ended March 31, 2008

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Net cash (required) provided by operating activities	$(55.9)	$62.3	$32.6	$—	$39.0
Net cash (required) provided by investing activities	(0.3)	(47.9)	(119.0)	—	(167.2)
Net cash (required) provided by financing activities	(17.9)	(14.4)	70.6	—	38.3

Net decrease in cash and cash equivalents	(74.1)	—	(15.8)	—	(89.9)
Cash and cash equivalents at beginning of period	238.0	0.7	50.9	—	289.6

Cash and cash equivalents at end of period	$163.9	$0.7	$35.1	$—	$199.7

Statement of Cash Flows
For the Three Months Ended March 31, 2007

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Net cash (required) provided by operating activities	$(83.5)	$63.5	$59.6	$—	$39.6
Net cash provided (required) by investing activities	0.6	(19.5)	(163.2)	—	(182.1)
Net cash provided (required) by financing activities	2.6	(43.6)	96.1	—	55.1

Net increase (decrease) in cash and cash equivalents	(80.3)	0.4	(7.5)	—	(87.4)
Cash and cash equivalents at beginning of period	283.1	0.2	28.2	—	311.5

Cash and cash equivalents at end of period	$202.8	$0.6	$20.7	$—	$224.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes thereto appearing elsewhere in this document.
     In 2007, Trinity Industries Inc. (“Trinity”, “Company”, “we” or “our”) purchased 20% of the equity in newly-formed TRIP Rail Holdings LLC (“TRIP Holdings”). TRIP Holdings provides railcar leasing and management services in North America. Railcars are purchased from Trinity by a wholly-owned subsidiary of TRIP Holdings, TRIP Rail Leasing LLC (“TRIP Leasing”).
Overall Summary for Continuing Operations
     Revenues

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
	($ in millions)
Rail Group	$347.7	$220.1	$567.8	$394.3	$174.4	$568.7	(0.2)%
Construction Products Group	165.0	4.3	169.3	163.1	0.1	163.2	3.7
Inland Barge Group	137.8	—	137.8	108.7	—	108.7	26.8
Energy Equipment Group	126.2	3.3	129.5	88.9	2.5	91.4	41.7
Railcar Leasing and Management Services Group	119.8	—	119.8	70.9	—	70.9	69.0
All Other	2.4	15.8	18.2	2.6	13.0	15.6	16.7
Eliminations — lease subsidiary	—	(216.7)	(216.7)	—	(172.5)	(172.5)
Eliminations — other	—	(26.8)	(26.8)	—	(17.5)	(17.5)

Consolidated Total	$898.9	$—	$898.9	$828.5	$—	$828.5	8.5

     Revenues for the three month period ended March 31, 2008 increased due to improved sales in all segments with exception of our Rail Group as compared to the same period in the prior year. Revenues for the Rail Group were substantially unchanged. The increase in revenues for the Construction Products Group can be attributed primarily to increased sales volumes in our highway products business, sales generated by our entry into the asphalt business, and an increase in various raw material costs that resulted in higher sales prices. These increases were offset by decreased volumes in our bridge girder business and the impact of divestitures in the concrete and aggregates businesses that took place during 2007. Inland Barge Group revenues increased primarily as a result of greater barge shipments and a change in the mix of barges sold. An increase in structural wind towers sales was the primary reason for the increase in revenues in the Energy Equipment Group. Increased sales of cars from the lease fleet and higher rental revenues resulting from additions to the fleet drove the increase in revenues in the Railcar Leasing and Management Services Group (“Leasing Group”).
     Operating Profit (Loss)

	Three Months Ended
	March 31,
	2008	2007
	(in millions)
Rail Group	$77.2	$78.1
Construction Products Group	12.2	10.1
Inland Barge Group	26.5	17.4
Energy Equipment Group	18.2	10.1
Railcar Leasing and Management Services Group	34.1	27.8
All Other	(0.3)	1.3
Corporate	(5.4)	(10.0)
Eliminations — lease subsidiary	(31.2)	(28.2)
Eliminations — other	(5.1)	2.1

Consolidated Total	$126.2	$108.7

     Operating profit for the three month period ended March 31, 2008 increased as the result of overall higher revenues, an increase in the size of our lease fleet, increased sales of cars from the lease fleet, and the refund of $2.0 million in unclaimed settlement funds related to the Waxler Case.
     Other Income and Expense. Interest expense, net of interest income, was $18.7 million and $13.8 million, respectively, for the three month periods ended March 31, 2008 and 2007. Interest income decreased $1.4 million over the same period last year primarily due to lower investment income as a result of lower interest rates and a decrease in cash available for investment. Interest expense increased $3.5 million over the same period last year due to an increase in debt levels and expense of $2.2 million related to the ineffective portion of interest rate hedges. Other, net was substantially unchanged with income of $1.1 million for the three month period ended on March 31, 2008.
     Income Taxes. The current effective tax rate of 39.6% for continuing operations for the three month period ended March 31, 2008 varied from the statutory rate of 35.0% due primarily to state income taxes and discrete adjustments related to foreign and state taxes. The prior year effective tax rate of 38.4% for continuing operations for the three month period ended March 31, 2007 was greater than the statutory rate of 35.0% due primarily to state income taxes.
Rail Group

	Three Months Ended March 31,
	2008	2007	Percent
	($ in millions)		Change
Revenues:
Rail	$525.9	$523.1	0.5%
Components	41.9	45.6	(8.1)

Total revenues	$567.8	$568.7	(0.2)

Operating profit	$77.2	$78.1
Operating profit margin	13.6%	13.7%
     Railcar shipments decreased 8.5% to approximately 6,010 railcars during the three month period ended March 31, 2008 compared to the same period in 2007. As of March 31, 2008, our Rail Group backlog was approximately $2.4 billion consisting of approximately 27,960 railcars. Approximately 53% of our railcar total backlog was dedicated to sales to external customers, which includes approximately 22% of the total backlog dedicated to TRIP Leasing. The remaining approximately 47% of our total backlog was dedicated to the Leasing Group of which 100% have lease agreements for these railcars with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery. This compares to approximately 37,790 railcars in the backlog as of March 31, 2007, of which approximately 61% were dedicated to the Leasing Group of which 100% had lease agreements for those railcars with external customers. Sales for the three month period ended March 31, 2008 included $146.0 million in cars sold to TRIP Leasing, that resulted in a gain of $25.6 million of which $5.1 million in profit was deferred based on our 20% equity interest. See Note 4 Equity Investment of the Consolidated Financial Statements for information about TRIP Leasing.
     Operating profit for the Rail Group was substantially unchanged for the three month period ended March 31, 2008 compared to the same period last year.
     In the three months ended March 31, 2008 railcar shipments included sales to the Leasing Group of $216.7 million compared to $172.5 million in the comparable period in 2007 with a deferred profit of $31.2 million compared to $28.2 million for the same period in 2007. Sales to the Leasing Group and related profits are included in the operating results of the Rail Group but are eliminated in consolidation.
Construction Products Group

	Three Months Ended March 31,
	2008	2007	Percent
	($ in millions)		Change
Revenues:
Concrete and Aggregates	$104.5	$101.4	3.1%
Highway Products	57.3	48.2	18.9
Other	7.5	13.6	(44.9)

Total revenues	$169.3	$163.2	3.7

Operating profit	$12.2	$10.1
Operating profit margin	7.2%	6.2%
     The increase in revenues and operating profit for the three month period ended March 31, 2008 compared to the same period in 2007 was primarily attributable to an increase in volume in our highway products business, sales generated by our entry into the asphalt business, and an increase in various raw material costs that have resulted in higher sales prices. These increases were offset by a decrease in volumes in our bridge girder business and the impact of divestitures in the concrete and aggregates businesses that took place during 2007.

Inland Barge Group

	Three Months Ended March 31,
	2008	2007	Percent
	($ in millions)		Change
Revenues	$137.8	$108.7	26.8%

Operating profit	$26.5	$17.4
Operating profit margin	19.2%	16.0%
     Revenues increased for the three month period ended March 31, 2008 compared to the same period in the prior year due to an increase in the sales of hopper and tank barges as well as a change in the mix of barges sold. Operating profit for the three months ended March 31, 2008 increased compared to the same period last year due to increased revenues, a change in the mix of barges sold, improved margins due to operating efficiencies and the refund of $2.0 million in unclaimed settlement funds related to the Waxler Case. As of March 31, 2008, the backlog for the Inland Barge Group was approximately $792.4 million compared to approximately $569.5 million as of March 31, 2007.
Energy Equipment Group

	Three Months Ended March 31,
	2008	2007	Percent
	($ in millions)		Change
Revenues:
Structural wind towers	$84.0	$46.4	81.0%
Other	45.5	45.0	1.1

Total revenues	$129.5	$91.4	41.7

Operating profit	$18.2	$10.1
Operating profit margin	14.1%	11.1%
     Revenues increased for the three month period ended March 31, 2008 compared to the same period in 2007 due to higher sales of structural wind towers. The operating profit and operating profit margin for the three month period ended March 31, 2008 are higher than the same period last year due to increased sales of structural wind towers, partially offset by a weaker storage container market in the United States. As of March 31, 2008, the backlog for structural wind towers was approximately $1.6 billion compared to approximately $0.2 billion as of March 31, 2007.
Railcar Leasing and Management Services Group

	Three Months Ended March 31,
	2008	2007	Percent
	($ in millions)		Change
Revenues:
Leasing and management	$70.1	$62.6	12.0%
Sales of cars from the lease fleet	49.7	8.3	498.8

Total revenues	$119.8	$70.9	69.0

Operating Profit:
Leasing and management	$26.7	$26.5
Sales of cars from the lease fleet	7.4	1.3

Total operating profit	$34.1	$27.8

Operating profit margin:
Leasing and management	38.1%	42.3%
Sales of cars from the lease fleet	14.9	15.7
Total operating profit margin	28.5	39.2

Fleet utilization	99.2%	99.9%

     Total revenues increased for the three month period ended March 31, 2008 compared to the same period last year due to increased sales from the lease fleet and increased rental revenues related to additions to the leasing and management fleet. Operating profit for leasing and management operations increased for the three month period ended March 31, 2008 primarily due to an increase in sales from the fleet and rental proceeds from fleet additions, partially offset by higher maintenance and compliance costs. Results for the three months ended March 31, 2008 included $37.9 million in sales of railcars to TRIP Leasing that resulted in a gain of $7.2 million, of which $1.4 million was deferred based on our 20% equity interest. See Note 4 of the Consolidated Financial Statements for information about TRIP Leasing.
     To fund the continued expansion of its lease fleet to meet market demand, the Leasing Group generally uses its non-recourse warehouse facility or excess cash to provide initial financing for a portion of the manufacturing costs of the cars. In February 2008, the warehouse facility was increased to $600 million with the availability period of this facility remaining through August 2009. See Financing Activities.
     We use a non-GAAP measure to compare performance for the Leasing Group between periods. This non-GAAP measure is EBITDAR, which is Operating Profit of the Leasing Group plus depreciation and rental or lease expense, excluding the impact of sales of cars from the lease fleet. We use this measure to eliminate the costs resulting from financings. EBITDAR should not be considered as an alternative to operating profit or other GAAP financial measurements or as an indicator of our operating performance. EBITDAR is shown below:

	Three Months Ended March 31,
	2008	2007
	($ in millions)
Operating profit – leasing and management	$26.7	$26.5
Add: Depreciation and amortization	13.2	10.2
Rental expense	11.2	11.3

EBITDAR	$51.1	$48.0

EBITDAR margin	72.9%	76.7%
     The decrease in EBITDAR margin for the three month period ended March 31, 2008 was due to higher maintenance and compliance costs as well as higher freight costs.
     As of March 31, 2008, the Leasing Group’s rental fleet of approximately 38,030 owned or leased railcars had an average age of 4.8 years and an average remaining lease term of 5.2 years.
All Other

	Three Months Ended March 31,
	2008	2007	Percent
	($ in millions)		Change
Revenues	$18.2	$15.6	16.7%
Operating (loss) profit	$(0.3)	$1.3
     The increase in revenues for the three month period ended March 31, 2008 over the same period last year was primarily due to an increase in intersegment sales by our transportation company. The decrease in the operating profit for the three month period ended March 31, 2008 was primarily due to a $1.9 million decrease in income related to the market valuation of commodity hedges that are required to be marked to market.
Liquidity and Capital Resources
Cash Flows
     Operating Activities. Net cash provided by operating activities of continuing operations for the three months ended March 31, 2008 was $39.0 million compared to $39.8 million of net cash provided by operating activities of continuing operations for the same period in 2007. This was primarily due to an increase in inventories primarily associated with finished railcars to be delivered to our Leasing Group, TRIP Leasing, and other external customers, partially offset by a decrease in receivables.
     Investing Activities. Net cash required by investing activities of continuing operations for the three months ended March 31, 2008 was $167.2 million compared to $182.1 million for the same period last year. Capital expenditures for the three months ended March 31, 2008 were $217.1 million, of which $190.2 million were for additions to the lease fleet. This compares to $193.5 million of capital expenditures for the same period last year, of which $147.4 million were for additions to the lease fleet. Proceeds from the sale of property, plant, and equipment and other assets were $49.9 million for the three months ended March 31, 2008 composed primarily of railcar sales from the lease fleet, which included $37.9 million to TRIP Leasing, and the sale of non-operating assets, compared to $11.4 million for the same period in 2007 composed primarily of railcar sales from the lease fleet and the sale of non-operating assets.
     Financing Activities. Net cash provided by financing activities during the three months ended March 31, 2008 was $38.3 million compared to $55.1 million for the same period in 2007. We intend to use our cash to fund the operations, expansions, and growth initiatives of the Company.
     At March 31, 2008, there were no borrowings under our $425 million revolving credit facility.
     In February 2008, Trinity Industries Leasing Company (“TILC”), a wholly owned subsidiary of Trinity increased its warehouse facility to $600 million with the availability period of the facility remaining through August 2009. This facility, established to finance railcars owned by TILC, had $384.1 million outstanding as of March 31, 2008. The warehouse facility matures August 2009 and unless renewed will be payable in three equal installments in February 2010, August 2010, and February 2011. Railcars financed by the warehouse facility have historically been refinanced under long-term financing agreements. Specific railcars and the underlying leases secure the facility. Advances under the facility may not exceed 78% of the fair market value of the eligible railcars securing the facility as defined by the agreement. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in rate of 4.18% at March 31, 2008. At March 31, 2008, $215.9 million was available under this facility.
     On December 13, 2007, the Company’s Board of Directors authorized a $200 million stock repurchase program of its common stock. This program allows for the repurchase of the Company’s common stock through December 31, 2009. During the three months ended March 31, 2008, 471,100 shares with a value of approximately $12.2 million had been repurchased under this program. Since the inception of this program through March 31, 2008, a total of 575,300 shares with an approximate value of $15.1 million were repurchased.
Equity Investment
     See Note 4 of the Consolidated Financial Statements for information about the equity investment.
Future Operating Requirements
     We expect to finance future operating requirements with cash flows from operations, and depending on market conditions, long-term and short-term debt, and equity. Debt instruments that the Company has utilized include its revolving credit facility, the warehouse facility, senior notes, convertible subordinated notes, asset-backed securities, and sale/leaseback transactions. The Company has also issued equity at various times. The Company assesses the market conditions at the time of its financing needs and determines which of these instruments to utilize.
Off Balance Sheet Arrangements
     See Note 3 of the Consolidated Financial Statements for information about off balance sheet arrangements.
Derivative Instruments
     The Company uses derivative instruments to mitigate the impact of increases in zinc, natural gas and diesel fuel prices and interest rates, as well as to convert a portion of its variable-rate debt to fixed-rate debt. We also use derivatives to lock in fixed interest rates in anticipation of future debt issuances. These swaps are accounted for as cash flow hedges under SFAS 133.
     Interest rate hedges
     In anticipation of a future debt issuance, we entered into interest rate swap transactions during the fourth quarter of 2006 and during 2007. These instruments, with a notional amount of $370 million, hedged the interest rate on a future debt issuance associated with an anticipated secured borrowing facility. The original scheduled close date of the facility was in the fourth quarter of 2007, but due to market conditions, the scheduled close date of the future debt issuance was moved to the end of the first quarter of 2008. Again, due to market conditions, the scheduled close date of the future debt issuance was moved to the second quarter of 2008. The interest rate swap transactions were renewed in the first quarter of 2008 and will expire in the second quarter of 2008. The weighted average fixed interest rate under these instruments was 5.34% at March 31, 2008. These interest rate swaps are being accounted for as cash flow hedges with changes in the fair value of the instruments of $34.1 million of loss recorded in Accumulated Other Comprehensive Loss (“AOCL”) and a liability of

$36.5 million recorded in the consolidated balance sheet as of March 31, 2008. The effect on the consolidated statement of operations for the three months ended March 31, 2008 was expense of $2.2 million due to the ineffective portion of the hedges primarily associated with anticipated interest payments that will not be made.
     During 2005 and 2006, we entered into interest rate swap transactions in anticipation of a future debt issuance. These instruments, with a notional amount of $200 million, fixed the interest rate on a portion of a future debt issuance associated with a railcar leasing transaction in 2006 and settled at maturity in the first quarter of 2006. The weighted average fixed interest rate under these instruments was 4.87%. These interest rate swaps were being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in AOCL through the date the related debt issuance closed in May 2006. The balance is being amortized over the term of the related debt. At March 31, 2008, the balance remaining in AOCL was $3.7 million. The effect of the amortization on the consolidated statement of operations for each of the three month periods ended March 31, 2008 and 2007 was income of $0.1 million.
     Natural gas and diesel fuel
     We continued a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. Since the majority of these instruments do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet for these instruments was an asset of $2.1 million as of March 31, 2008, with $0.1 million of income in AOCL. The effect on the consolidated statement of operations for the three month periods ended March 31, 2008 and 2007 was income of $1.4 million and $0.9 million, respectively.
     Zinc
     In 2007, we entered into a program to mitigate the impact of fluctuations in the price of zinc purchases. The intent of this program is to protect our operating profit from adverse price changes by entering into derivative instruments. These instruments are short term with monthly maturities and no remaining balances in AOCL as of March 31, 2008. The effect on the consolidated statement of operations for the three months ended March 31, 2008 and 2007 was income of $0.5 million and $0.3 million, respectively.
Contractual Obligation and Commercial Commitments
     As of March 31, 2008, other commercial commitments related to letters of credit increased to $93.6 million from $93.3 million as of December 31, 2007. Refer to Note 8 of the Consolidated Financial Statements for changes to our outstanding debt and maturities. Other commercial commitments that relate to operating leases under sale/leaseback transactions were basically unchanged as of March 31, 2008.
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
Forward-Looking Statements
     This quarterly report on Form 10-Q (or statements otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission (“SEC”), news releases, conferences, World Wide Web postings or otherwise) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not historical facts are forward-looking statements and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performances, estimates, projections, goals, and forecasts. Trinity uses the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify these forward-looking statements. Potential factors, which could cause our actual results of operations to differ materially from those in the forward-looking statements, include among others:
•	market conditions and demand for our products;

•	the cyclical nature of both the railcar and barge industries;

•	continued expansion of the structural wind towers business;

•	variations in weather in areas where our construction products are sold and used;

•	disruption of manufacturing capacity due to weather related events;

•	the timing of introduction of new products;

•	the timing of customer orders;

•	product price changes;

•	changes in mix of products sold;

•	the extent of utilization of manufacturing capacity;

•	availability and costs of component parts, supplies, and raw materials;

•	competition and other competitive factors;

•	changing technologies;

•	steel prices;

•	surcharges added to fixed pricing agreements for raw materials;

•	interest rates and capital costs;

•	long-term funding of our leasing warehouse facility;

•	taxes;

•	the stability of the governments and political and business conditions in certain foreign countries, particularly Mexico;

•	changes in import and export quotas and regulations;

•	business conditions in foreign economies;

•	results of litigation; and

•	legal, regulatory, and environmental issues.
     Any forward-looking statement speaks only as of the date on which such statement is made. Trinity undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There has been no material change in our market risks since December 31, 2007. Refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of debt related activity and the impact of hedging activity for the three months ended March 31, 2008.
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

PART II
Item 1. Legal Proceedings
     The information provided in Note 15 of the Consolidated Financial Statements is hereby incorporated into this Part II, Item 1 by reference.
Item 1A. Risk Factors
     There have been no material changes from the risk factors previously disclosed in Item 1A of our 2007 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended March 31, 2008:

Maximum
Number (or
			Total Number of	Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as	Shares (or Units)
			Part of Publicly	that May Yet Be
	Number of	Average Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the Plans
Period	Purchased(1)	Share(1)	Programs	or Programs
January 1, 2008 through January 31, 2008	366	$24.32	—	—
February 1, 2008 through February 29, 2008	—	—	—	—
March 1, 2008 through March 31, 2008	471,100	$25.88	471,100	$184,941,063

Total	471,466	$25.88	471,100	$184,941,063

(1)	These columns include the following transaction during the three months ended March 31, 2008: (i) the surrender to the Company of 366 shares of common stock to satisfy withholding obligations in connections with the vesting of restricted stock issued to employees and (ii) the purchase of 471,100 shares of Common Stock on the open market as part of the Stock Repurchase Program. This Stock Repurchase Program was authorized by the Company’s Board of Directors on December 13, 2007 allowing the Company to repurchase $200 million of its common stock through December 31, 2009. Since the inception of this program through March 31, 2008, a total of 575,300 shares with an approximate value of $15.1 million were repurchased.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit Number	Description

10.11.6	Amendment No. 2 to the Trinity Industries, Inc. 2004 Stock Option and Incentive Plan (filed herewith).*

10.13	Form of 2008 Deferred Compensation Plan and Agreement as amended and restated entered into between Trinity Industries, Inc. and certain officers of Trinity Industries, Inc. or its subsidiaries (incorporated by reference to Exhibit 10.13 to our Form 10-K filed February 21, 2008).*

10.19.1	Amendment No. 1 to the Amended and Restated Warehouse Loan Agreement, dated February 13, 2008, amending the Amended and Restated Warehouse Loan Agreement dated August 2, 2007. (incorporated by reference to our Form 8-K filed on February 14, 2008).

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer (filed herewith).

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contracts and compensatory plan arrangements.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC. Registrant	By	/s/ WILLIAM A. MCWHIRTER II

William A. McWhirter II
Senior Vice President and Chief Financial Officer
May 1, 2008

INDEX TO EXHIBITS

Exhibit Number	Description

10.11.6	Amendment No. 2 to the Trinity Industries, Inc. 2004 Stock Option and Incentive Plan (filed herewith).*

10.13	Form of 2008 Deferred Compensation Plan and Agreement as amended and restated entered into between Trinity Industries, Inc. and certain officers of Trinity Industries, Inc. or its subsidiaries (incorporated by reference to Exhibit 10.13 to our Form 10-K filed February 21, 2008).*

10.19.1	Amendment No. 1 to the Amended and Restated Warehouse Loan Agreement, dated February 13, 2008, amending the Amended and Restated Warehouse Loan Agreement dated August 2, 2007. (incorporated by reference to our Form 8-K filed on February 14, 2008).

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer (filed herewith).

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contracts and compensatory plan arrangements.