Form 10-Q
period 2008-06-30
TRINITY INDUSTRIES INC
filed 2008-07-31
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
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
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     At July 25, 2008 there were 81,669,509 shares of the Registrant’s common stock outstanding.

TRINITY INDUSTRIES, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(unaudited)
		(in millions, except per share amounts)

Revenues	$945.5	$892.6	$1,844.4	$1,721.1
Operating costs:
Cost of revenues	730.5	723.9	1,447.0	1,389.6
Selling, engineering, and administrative expenses	65.0	57.6	121.2	111.7

	795.5	781.5	1,568.2	1,501.3

Operating profit	150.0	111.1	276.2	219.8

Other (income) expense:
Interest income	(1.0)	(2.6)	(3.3)	(6.3)
Interest expense	24.8	18.8	45.8	36.3
Other, net	(12.2)	(9.9)	(13.3)	(10.9)

	11.6	6.3	29.2	19.1

Income from continuing operations before income taxes	138.4	104.8	247.0	200.7

Provision for income taxes	52.8	35.8	95.8	72.6

Income from continuing operations	85.6	69.0	151.2	128.1
Discontinued operations:
Loss from discontinued operations, net of benefit for income taxes of $—, $(0.1), $(0.1), and $(0.1)	—	(0.3)	(0.3)	(0.3)

Net income	$85.6	$68.7	$150.9	$127.8

Net income per common share:
Basic:
Continuing operations	$1.09	$0.87	$1.91	$1.63
Discontinued operations	—	—	—	—

	$1.09	$0.87	$1.91	$1.63

Diluted:
Continuing operations	$1.06	$0.85	$1.88	$1.59
Discontinued operations	—	—	—	—

	$1.06	$0.85	$1.88	$1.59

Weighted average number of shares outstanding:
Basic	78.8	78.6	79.0	78.4
Diluted	80.4	80.4	80.4	80.3
Dividends declared per common share	$0.08	$0.06	$0.15	$0.12
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)	(as reported)
	(in millions)
Assets
Cash and cash equivalents	$210.0	$289.6

Receivables, net of allowance	333.2	296.5

Inventories:
Raw materials and supplies	322.2	302.6
Work in process	129.9	127.3
Finished goods	265.6	156.8

	717.7	586.7

Property, plant, and equipment, at cost	3,209.6	2,849.6
Less accumulated depreciation	(771.6)	(779.8)

	2,438.0	2,069.8

Goodwill	504.0	503.5

Assets held for sale and discontinued operations	1.9	3.6

Other assets	342.3	293.5

	$4,547.1	$4,043.2

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$651.3	$684.3

Debt:
Recourse	716.2	730.3
Non-recourse	973.5	643.9

	1,689.7	1,374.2

Deferred income	67.6	58.4

Deferred income taxes	220.2	142.1

Liabilities held for sale and discontinued operations	0.6	1.2

Other liabilities	65.2	56.3

	2,694.6	2,316.5

Stockholders’ equity:

Preferred stock — 1.5 shares authorized and unissued	—	—

Common stock — 200.0 shares authorized	81.7	81.6

Capital in excess of par value	516.7	538.4

Retained earnings	1,316.5	1,177.8

Accumulated other comprehensive loss	(62.4)	(61.6)

Treasury stock	—	(9.5)

	1,852.5	1,726.7

	$4,547.1	$4,043.2

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2008	2007
	(unaudited)
	(in millions)
Operating activities:
Net income	$150.9	$127.8
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Loss from discontinued operations	0.3	0.3
Depreciation and amortization	65.9	56.0
Stock-based compensation expense	10.1	8.2
Excess tax benefits from stock-based compensation	(0.2)	(5.1)
Deferred income taxes	80.7	31.5
Gain on disposition of property, plant, equipment, and other assets	(10.5)	(14.1)
Other	(6.7)	(15.9)
Changes in assets and liabilities:
(Increase) decrease in receivables	(38.5)	(49.7)
(Increase) decrease in inventories	(131.7)	(32.9)
(Increase) decrease in other assets	(64.4)	(41.8)
Increase (decrease) in accounts payable and accrued liabilities	(35.4)	65.0
Increase (decrease) in other liabilities	4.2	15.8

Net cash provided by operating activities — continuing operations	24.7	145.1
Net cash required by operating activities — discontinued operations	0.8	0.2

Net cash provided by operating activities	25.5	145.3

Investing activities:
Proceeds from sales of railcars from our leased fleet	58.7	103.3
Proceeds from disposition of property, plant, equipment, and other assets	19.2	37.6
Capital expenditures — lease subsidiary	(426.1)	(383.1)
Capital expenditures — other	(51.7)	(93.1)
Payment for purchase of acquisitions, net of cash acquired	—	(30.5)

Net cash required by investing activities	(399.9)	(365.8)

Financing activities:
Issuance of common stock, net	2.6	11.5
Excess tax benefits from stock-based compensation	0.2	5.1
Payments to retire debt	(357.8)	(78.3)
Proceeds from issuance of debt	673.3	208.3
Stock repurchases	(12.2)	—
Dividends paid to common shareholders	(11.3)	(9.5)

Net cash provided by financing activities	294.8	137.1

Net decrease in cash and cash equivalents	(79.6)	(83.4)
Cash and cash equivalents at beginning of period	289.6	311.5

Cash and cash equivalents at end of period	$210.0	$228.1

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock
					Accumulated
	Shares		Capital in		Other		Treasury	Total
	(200.0	$1.00 Par	Excess of	Retained	Comprehensive	Treasury	Stock at	Stockholders’
	Authorized)	Value	Par Value	Earnings	Loss	Shares	Cost	Equity
(unaudited)
(in millions, except par value)

Balances at December 31, 2007	81.6	$81.6	$538.4	$1,177.8	$(61.6)	(0.2)	$(9.5)	$1,726.7

Net income	—	—	—	150.9	—	—	—	150.9
Other comprehensive income:
Currency translation adjustments, net of tax	—	—	—	—	0.1	—	—	0.1
Change in unrealized loss on derivative financial instruments, net of tax	—	—	—	—	(0.3)	—	—	(0.3)
Other changes, net of tax	—	—	—	—	(0.6)	—	—	(0.6)

Comprehensive net income								150.1
Cash dividends on common stock	—	—	—	(12.1)	—	—	—	(12.1)
Restricted shares issued	—	—	(16.4)	—	—	0.6	17.2	0.8
Shares retained for taxes on vested restricted stock	—	—	—	—	—	(0.1)	(3.0)	(3.0)
Shares repurchased	—	—	—	—	—	(0.5)	(12.2)	(12.2)
Stock options exercised	0.1	0.1	(6.5)	—	—	0.3	9.0	2.6
Stock-based compensation expense	—	—	0.7	—	—	—	—	0.7
Other	—	—	0.5	(0.1)	—	(0.1)	(1.5)	(1.1)

Balances at June 30, 2008	81.7	$81.7	$516.7	$1,316.5	$(62.4)	—	$—	$1,852.5

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
     The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and subsidiaries (“Trinity”, “Company”, “we” or “our”). In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of June 30, 2008, the results of operations for the three and six month periods ended June 30, 2008 and 2007, and cash flows for the six month periods ended June 30, 2008 and 2007 have been made in conformity with generally accepted accounting principles. Because of seasonal and other factors, the results of operations for the six month period ended June 30, 2008 may not be indicative of expected results of operations for the year ending December 31, 2008. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2007.
Stockholders’ Equity
     On December 13, 2007, the Company’s Board of Directors authorized a $200 million stock repurchase program of its common stock. This program allows for the repurchase of the Company’s common stock through December 31, 2009. During the six months ended June 30, 2008, 471,100 shares were repurchased under this program at a cost of approximately $12.2 million. No shares were purchased under this program for the three months ended June 30, 2008. Since the inception of this program through June 30, 2008, a total of 575,300 shares had been repurchased at a cost of approximately $15.1 million.
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
     SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market to that asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 describes three levels of inputs that may be used to measure fair values which are listed below.
     Level 1 — This level is defined as quoted prices in active markets for identical assets or liabilities. The Company’s cash equivalents and restricted assets, other than cash, are United States Treasury instruments.
     Level 2 — This level is defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s fuel derivative instruments, which are commodity options, are valued using energy and commodity market data. Interest rate hedges are valued at exit prices obtained from each counterparty.
     Level 3 — This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

     Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of June 30, 2008
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$167.3	$—	$—	$167.3
Fuel derivative instruments (1)	—	9.3	—	9.3
Interest rate hedges (1)	—	4.8	—	4.8
Restricted assets (1)	125.5	—	—	125.5

Total assets	$292.8	$14.1	$—	$306.9

Liabilities: (2)

(1)	Fuel derivative instruments, interest rate hedges, and restricted assets are included in Other assets on the Consolidated Balance Sheet.

(2)	There are no balances related to fair value measurements included in liabilities on the Consolidated Balance Sheet as of June 30, 2008.
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
     In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement) (“APB 14-1”). APB 14-1 requires that issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.
     The accounting for these types of instruments under APB 14-1 is intended to appropriately reflect the underlying economics by capturing the value of the conversion options as borrowing costs; therefore, recognizing their potential dilutive effects on earnings per share.
     The effective date of APB 14-1 is for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and does not permit earlier application. However, the transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments. In June 2006, Trinity issued $450 million in 3 7/8% Convertible Subordinated Notes due 2036. We are currently evaluating the impact of the provisions of APB 14-1.
     In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents under Statement No. 128, Earnings Per Share. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents will be considered participating securities and will be included in the computation of earning per share pursuant to the two-class method. The effective date of FSP EITF 03-6-1 is for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those years. Early adoption is not permitted. Once effective, all prior period earnings per share data presented will be adjusted retrospectively. We are currently evaluating the impact of the provisions of FSP EITF 03-6-1.
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
     The financial information from continuing operations for these segments is shown in the tables below. We operate principally in North America.
Three Months Ended June 30, 2008

				Operating
	Revenues			Profit
	External	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$334.9	$255.7	$590.6	$72.4
Construction Products Group	214.3	4.9	219.2	21.1
Inland Barge Group	150.9	—	150.9	27.2
Energy Equipment Group	154.3	3.0	157.3	25.4
Railcar Leasing and Management Services Group	86.4	—	86.4	36.0
All Other	4.7	13.7	18.4	5.8
Corporate	—	—	—	(11.8)
Eliminations — Lease subsidiary	—	(252.6)	(252.6)	(23.1)
Eliminations — Other	—	(24.7)	(24.7)	(3.0)

Consolidated Total	$945.5	$—	$945.5	$150.0

Three Months Ended June 30, 2007

				Operating
	Revenues			Profit
	External	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$312.0	$287.1	$599.1	$96.6
Construction Products Group	197.0	0.3	197.3	15.8
Inland Barge Group	120.5	—	120.5	6.6
Energy Equipment Group	96.5	2.8	99.3	11.7
Railcar Leasing and Management Services Group	162.5	—	162.5	39.5
All Other	4.1	12.8	16.9	0.6
Corporate	—	—	—	(9.7)
Eliminations — Lease subsidiary	—	(283.0)	(283.0)	(50.3)
Eliminations — Other	—	(20.0)	(20.0)	0.3

Consolidated Total	$892.6	$—	$892.6	$111.1

Six Months Ended June 30, 2008

				Operating
	Revenues			Profit
	External	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$682.6	$475.8	$1,158.4	$149.6
Construction Products Group	379.3	9.2	388.5	33.3
Inland Barge Group	288.7	—	288.7	53.7
Energy Equipment Group	280.5	6.3	286.8	43.6
Railcar Leasing and Management Services Group	206.2	—	206.2	70.1
All Other	7.1	29.5	36.6	5.5
Corporate	—	—	—	(17.2)
Eliminations — Lease subsidiary	—	(469.3)	(469.3)	(54.3)
Eliminations — Other	—	(51.5)	(51.5)	(8.1)

Consolidated Total	$1,844.4	$—	$1,844.4	$276.2

Six Months Ended June 30, 2007

				Operating
	Revenues			Profit
	External	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$706.3	$461.5	$1,167.8	$174.7
Construction Products Group	360.1	0.4	360.5	25.9
Inland Barge Group	229.2	—	229.2	24.0
Energy Equipment Group	185.4	5.3	190.7	21.8
Railcar Leasing and Management Services Group	233.4	—	233.4	67.3
All Other	6.7	25.8	32.5	1.9
Corporate	—	—	—	(19.7)
Eliminations — Lease subsidiary	—	(455.5)	(455.5)	(78.5)
Eliminations — Other	—	(37.5)	(37.5)	2.4

Consolidated Total	$1,721.1	$—	$1,721.1	$219.8

Note 3. Railcar Leasing and Management Services Group
     The Railcar Leasing and Management Services Group (“Leasing Group”) provides fleet management, maintenance, and leasing services. Selected combined financial information for the Leasing Group is as follows:

	June 30,	December 31,
	2008	2007
		(as reported)
	(in millions)
Cash	$16.5	$40.8
Leasing equipment:
Machinery and other	36.1	36.1
Equipment on lease	2,422.2	1,996.7

	2,458.3	2,032.8
Accumulated depreciation	(202.1)	(214.4)

	2,256.2	1,818.4

Restricted assets	125.5	129.1
Debt:
Recourse	61.4	75.7
Non-recourse	973.5	643.9

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(in millions)

Revenues	$86.4	$162.5	$206.2	$233.4
Operating profit	36.0	39.5	70.1	67.3
     For the three and six months ended June 30, 2008, revenues of $8.3 million and operating profit of $1.4 million and revenues of $46.2 million and operating profit of $7.2 million, respectively, were related to sales of railcars from the lease fleet to a company in which Trinity holds an equity investment. For the three and six months ended June 30, 2007, revenues of $93.7 million and operating profit of $11.4 million were related to sales of railcars from the lease fleet to a company in which Trinity holds an equity investment. See Note 4 Equity Investment.
     Interest expense, which is not a component of operating profit, was $13.7 million and $24.5 million for the three and six months ended June 30, 2008, respectively, and $10.4 million and $19.6 million, respectively, for the same periods last year. Rent expense, which is a component of operating profit, was $11.2 million and $22.4 million for the three and six months ended June 30, 2008, respectively, and $11.3 million and $22.6 million, respectively, for the same periods last year.
     Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured by Trinity’s rail subsidiaries and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Leasing Group primarily enters into operating leases. Future minimum rental revenues on leases in each year are as follows:

	Remaining
	six months
	of 2008	2009	2010	2011	2012	Thereafter	Total
			(in millions)

Future Minimum Rental Revenues on Leases	$103.8	$194.9	$179.1	$145.2	$120.4	$366.5	$1,109.9
     The Leasing Group’s debt consists of both recourse and non-recourse debt. See Note 8 for the form and maturities of the debt. Leasing Group equipment with a net book value of approximately $1,379.7 million is pledged as collateral for Leasing Group debt. Leasing Group equipment with a net book value of $107.6 million is pledged as collateral against operating lease obligations.
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

	Remaining
	six months
	of 2008	2009	2010	2011	2012	Thereafter	Total
			(in millions)
Future Operating Lease Obligations of Trusts’ Cars	$23.7	$47.6	$40.7	$41.7	$44.9	$521.1	$719.7

Future Minimum Rental Revenues of Trusts’ Cars	$30.6	$53.3	$41.4	$33.4	$27.1	$82.7	$268.5
Note 4. Equity Investment
     In 2007, the Company and five other equity investors unrelated to the Company or its subsidiaries formed TRIP Rail Holdings LLC (“TRIP Holdings”) for the purpose of providing railcar leasing and management services in North America. TRIP Holdings, through its wholly-owned subsidiary, TRIP Rail Leasing LLC (“TRIP Leasing”) purchases railcars from the Company’s Rail and Leasing Groups funded by capital contributions from TRIP Holdings’ equity investors and third-party debt. The Company agreed to provide 20% of the total of all capital contributions required by TRIP Holdings up to a total commitment of $49.0 million in exchange for 20% of the equity in TRIP Holdings. The Company will receive 20% of the distributions made from TRIP Holdings to equity investors and has a 20% interest in the net assets of TRIP Holdings upon a liquidation event. The terms of the Company’s 20% equity investment are identical to the terms of each of the other five equity investors. Railcars purchased from the Company by TRIP Leasing are required to be purchased at prices comparable with the prices of all similar railcars sold by the Company during the same period for new railcars and at prices based on third party appraised value for used railcars. The manager of TRIP Holdings, Trinity Industries Leasing Company (“TILC”), a wholly owned subsidiary of Trinity, may be removed without cause as a result of a majority vote of the non-Company equity members. In 2007, the Company contributed $21.3 million in capital to TRIP Holdings equal to its 20% pro rata share of total capital received in 2007 by TRIP Holdings from the five other equity investors of TRIP Holdings. Trinity funded an additional $2.7 million and $8.5 million, respectively, for the three and six months ended June 30, 2008, pursuant to Trinity’s 20% equity ownership obligation under the formation agreements for TRIP Holdings, totaling a $29.8 million investment in TRIP Holdings as of June 30, 2008. Trinity’s remaining equity commitment to TRIP Holdings is $19.2 million, which is expected to be completely funded by the end of 2009. The Company also paid $13.8 million in structuring and placement fees to the principal underwriter in conjunction with the formation of TRIP Holdings that are expensed on a pro rata basis as railcars are purchased from the Company. For the three and six months ended June 30, 2008, $0.9 million and $2.7 million, respectively, of these structuring and placement fees were expensed, leaving a net unamortized balance of $6.0 million as of June 30, 2008. Such expense is treated as sales commissions included in operating costs in the Company’s Consolidated Statements of Operations. As of June 30, 2008, TRIP Leasing had purchased $791.4 million railcars from the Company and plans to purchase an additional $608.6 million.
     For the three and six months ended June 30, 2008, the Rail Group sold $83.0 million and $229.0 million, respectively, and TILC sold $8.3 million and $46.2 million, respectively. For the Rail Group, these sales of railcars to TRIP Leasing resulted in a gain for the three and six months ended June 30, 2008 of $19.2 million and $44.8 million, respectively, of which $3.8 million and $8.9 million, respectively, was deferred based on Trinity’s 20% equity interest. For TILC, these sales of railcars to TRIP Leasing resulted in a gain for the three and six months ended June 30, 2008 of $1.8 million and $9.0 million, respectively, of which $0.4 million and $1.8 million, respectively, was deferred based on Trinity’s 20% equity interest. Administrative fees for the same period were $0.9 million and $2.1 million, respectively. For the three and six months ended June 30, 2007, TILC sold $93.7 million of railcars to TRIP Leasing resulting in a gain of $14.4 million, of which $3.0 million was deferred based on Trinity’s 20% equity interest. Fees for the same period were insignificant.
     In June 2008, the Company entered into an agreement with an equity investor of TRIP Holdings potentially requiring Trinity to acquire from the equity investor up to an additional 5% equity ownership in TRIP Holdings if the option is exercised to its fullest extent. In that event, the Company would own a 25% equity ownership in TRIP Holdings, increasing the Company’s total commitment by $12.3 million to $61.3 million, of which $29.8 million had been paid. Should this agreement be exercised, the treatment of TRIP Holdings in the Company’s consolidated financial statements does not change. The exercise period for the agreement is from September 2008 until January 2009.
     See Note 5 of the December 31, 2007 Consolidated Financial Statements filed on Form 10-K for additional information.
Note 5. Derivative Instruments
     We use derivative instruments to mitigate the impact of increases in zinc, natural gas, and diesel fuel prices and interest rates, as well as to convert a portion of our variable-rate debt to fixed-rate debt. We also use derivatives to lock in fixed interest rates in anticipation of future debt issuances. These swaps are accounted for as cash flow hedges under SFAS 133.
     Interest rate hedges
     In anticipation of a future debt issuance, we entered into interest rate swap transactions during the fourth quarter of 2006 and during 2007. These instruments, with a notional amount of $370 million, hedged the interest rate on a portion of a future debt issuance associated with an anticipated railcar leasing transaction, which closed in May 2008. These instruments settled during the second quarter of 2008. The weighted average fixed interest rate under these instruments was 5.34%. These interest rate swaps were being accounted for as cash flow hedges with changes in the fair value of the instruments of $24.5 million of loss recorded in Accumulated Other Comprehensive Loss (“AOCL”) through the date the related debt issuance closed with a principal balance of $572.2 million in May 2008. The balance is being amortized over the term of the related debt. At June 30, 2008, the balance remaining in AOCL was $23.9 million. The effect on the consolidated statement of operations for the three and six months ended June 30, 2008 was expense of $2.8 million and $5.0 million, respectively, primarily due to the ineffective portion of the hedges associated with anticipated interest payments that will not be made and amortization expense.
     In May 2008, we entered into an interest rate swap transaction which is being used to fix the LIBOR component of the debt issuance which closed in May 2008. The fixed interest rate under this instrument is 4.126%. The amount recorded for this instrument as of June 30, 2008 in the consolidated balance sheet was an asset of $4.8 million, with $5.2 million of income in AOCL. The effect on the consolidated statement of operations for the three and six month periods ended June 30, 2008 was expense of $1.1 million.
     During 2005 and 2006, we entered into interest rate swap transactions in anticipation of a future debt issuance. These instruments, with a notional amount of $200 million, fixed the interest rate on a portion of a future debt issuance associated with a railcar leasing transaction in 2006 and settled at maturity in the first quarter of 2006. The weighted average fixed interest rate under these instruments was 4.87%. These interest rate swaps were being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in AOCL through the date the related debt issuance closed in May 2006. The balance is being amortized over the term of the related debt. At June 30, 2008, the balance remaining in AOCL was $3.6 million. The effect of the amortization on the consolidated statement of operations for the three and six month periods ended June 30, 2008 was income of $0.1 million and $0.2 million, respectively. The effect on the same periods in the prior year was $0.1 million and $0.2 million, respectively.
     Natural gas and diesel fuel
     We continued a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. Since the majority of these instruments do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet for these instruments was an asset of $9.3 million as of June 30, 2008, with $1.0 million of income in AOCL. The effect on the consolidated statement of operations for the three and six month periods ended June 30, 2008 was income of $8.5 million and $9.9 million, respectively, including gains of $6.3 million and $6.9 million resulting from the mark to market valuation for the three and six months periods ended June 30, 2008, respectively. For the three and six month periods ended June 30, 2007 the effect on the consolidated statement of operations was income of $0.1 million and $1.0 million, respectively.
     Zinc
     We also continued a program to mitigate the impact of fluctuations in the price of zinc purchases. The intent of this program is to protect our operating profit from adverse price changes by entering into derivative instruments. These instruments are short term with monthly maturities and no remaining balances in AOCL as of June 30, 2008. The effect on the consolidated statement of operations for the three and six months ended June 30, 2008 was income of $0.3 million and $0.9 million, respectively, and for the three and six month periods ended June 30, 2007 was income of $0.5 million and $0.8 million, respectively.
Note 6. Property, Plant, and Equipment
     The following table summarizes the components of property, plant, and equipment as of June 30, 2008 and December 31, 2007.

	June 30,	December 31,
	2008	2007
		(as reported)
	(in millions)
Corporate/Manufacturing:
Land	$36.2	$36.5
Buildings and improvements	363.2	341.3
Machinery and other	644.4	608.0
Construction in progress	46.9	79.8

	1,090.7	1,065.6
Less accumulated depreciation	(569.5)	(565.4)

	521.2	500.2
Leasing:
Machinery and other	36.1	36.1
Equipment on lease	2,422.2	1,996.7

	2,458.3	2,032.8
Less accumulated depreciation	(202.1)	(214.4)

	2,256.2	1,818.4

Deferred profit on railcars sold to the Leasing Group	(339.4)	(248.8)

	$2,438.0	$2,069.8

Note 7. Warranties
     The Company provides warranties against manufacturing defects ranging from one to five years depending on the product. The warranty costs are estimated using a two step approach. First, an engineering estimate is made for the cost of all claims that have been filed by a customer. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. The Company provides for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assesses the adequacy of the resulting reserves on a quarterly basis. The changes in the accruals for warranties for the three and six month periods ended June 30, 2008 and 2007 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(in millions)
Beginning balance	$28.6	$28.5	$28.3	$28.6
Warranty costs incurred	(1.4)	(3.8)	(2.7)	(6.4)
Product warranty accrual	2.4	1.5	4.0	4.0

Ending balance	$29.6	$26.2	$29.6	$26.2

Note 8. Debt
     The following table summarizes the components of debt as of June 30, 2008 and December 31, 2007.

	June 30,	December 31,
	2008	2007
		(as reported)
	(in millions)
Corporate/Manufacturing — Recourse:
Revolving commitment	$—	$—
Convertible subordinated notes	450.0	450.0
Senior notes	201.5	201.5
Other	3.3	3.1

	654.8	654.6

Leasing — Recourse:
Equipment trust certificates	61.4	75.7

	716.2	730.3

Leasing — Non-recourse:
Secured railcar equipment notes	327.0	334.1
Warehouse facility	76.3	309.8
Promissory notes	570.2	—

	973.5	643.9

Total debt	$1,689.7	$1,374.2

     Trinity’s revolving credit facility requires maintenance of ratios related to interest coverage for the leasing and manufacturing operations, leverage, and minimum net worth. At June 30, 2008, there were no borrowings under our $425 million revolving credit facility. After $93.6 million was considered for letters of credit, $331.4 million was available under the revolving credit facility.
     In May 2008, Trinity Rail Leasing VI LLC, a Delaware limited liability company (“TRL VI”), a limited purpose, indirect wholly-owned subsidiary of Trinity, owned by Trinity through TILC, issued $572.2 million of 30-year promissory notes (the “Promissory Notes”) to financial institutions. The Promissory Notes were secured by a portfolio of railcars valued at approximately $743.1 million, operating leases thereon, and certain cash reserves. The Promissory Notes are obligations of TRL VI and are non-recourse to Trinity. TRL VI acquired the railcars securing the Promissory Notes by purchase from TILC and its subsidiary. The proceeds were used to repay a portion of our warehouse facility and to finance unencumbered railcars on our consolidated balance sheet. TILC entered into certain agreements relating to the transfer of the railcars to TRL VI and the management and servicing of TRL VI’s assets. The Promissory Notes bear interest at a floating rate of one-month LIBOR plus a margin of 1.50%. The LIBOR portion of the interest rate on the Promissory Notes is fixed at approximately 4.13% for the first seven years from the date of issuance of the Promissory Notes through interest rate hedges. The interest rate margin on the Promissory Notes will increase by 0.50% on each of the seventh and eighth anniversary dates of the issuance of the Promissory Notes and by an additional 2.00% on the tenth anniversary date of the issuance of the Promissory Notes. The Promissory Notes may be prepaid at anytime and may be prepaid without penalty at any time after the third anniversary date of the issuance of the Promissory Notes.

     In February 2008, TILC increased its warehouse facility to $600 million with the availability period of the facility remaining through August 2009. This facility, established to finance railcars owned by TILC, had $76.3 million outstanding as of June 30, 2008. The warehouse facility matures August 2009 and unless renewed will be payable in three equal installments in February 2010, August 2010, and February 2011. Railcars financed by the warehouse facility have historically been refinanced under long-term financing agreements. Specific railcars and the underlying leases secure the facility. Advances under the facility may not exceed 78% of the fair market value of the eligible railcars securing the facility as defined by the agreement. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in rate of 3.43% at June 30, 2008. At June 30, 2008, $523.7 million was available under this facility.
     Terms and conditions of other debt are described in Note 10 of the December 31, 2007 Consolidated Financial Statements filed on Form 10-K.
     The remaining principal payments under existing debt agreements as of June 30, 2008 are as follows:

	Remaining
	six months
	of 2008	2009	2010	2011	2012	Thereafter
	(in millions)
Recourse:
Corporate/Manufacturing	$0.5	$0.7	$0.3	$0.3	$0.2	$652.8
Leasing — equipment trust certificates (Note 3)	—	61.4	—	—	—	—

Non-recourse:
Leasing — secured railcar equipment notes (Note 3)	7.1	15.3	16.5	14.9	13.7	259.5
Leasing — warehouse facility (Note 3)	1.4	50.4	24.5	—	—	—
Leasing — promissory notes (Note 3)	12.6	26.3	27.6	29.0	30.9	443.8

Total principal payments	$21.6	$154.1	$68.9	$44.2	$44.8	$1,356.1

Note 9. Other, Net
     Other, net (income) expense consists of the following items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)
Gain on disposition of property, plant, and equipment	$(10.4)	$(12.4)	$(10.5)	$(14.1)
Foreign currency exchange transactions	(2.7)	(2.3)	(3.4)	(1.6)
Write-down of equity investment	—	5.4	—	5.4
(Gain) loss on equity investments	(0.2)	0.3	(0.4)	0.4
Other	1.1	(0.9)	1.0	(1.0)

Other, net	$(12.2)	$(9.9)	$(13.3)	$(10.9)

Note 10. Income Taxes
     On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109. See Note 12 of the December 31, 2007 Consolidated Financial Statements filed on Form 10-K for a detailed explanation of the impact of FIN 48.
     The change in unrecognized tax benefits for the six months ended June 30, 2008 and 2007 was as follows:

	Six Months Ended
	June 30,
	2008	2007
	(in millions)
Beginning balance	$23.7	$32.0
Additions for tax positions related to the current year	1.2	—
Additions for tax positions of prior years	3.3	1.1
Reductions for tax positions of prior years	(1.0)	(0.4)
Settlements	—	(0.5)

Ending balance	$27.2	$32.2

     The additions for the six months ended June 30, 2008, were amounts provided for tax positions previously taken in foreign jurisdictions and tax positions taken for state income tax purposes as well as deferred tax liabilities that have been reclassed to uncertain tax positions.
     The reduction for tax positions of prior years for the six months ended June 30, 2008 related primarily to the completion of state audits in which the tax position was not challenged by the state and for which the position is now effectively settled.
     The total amount of unrecognized tax benefits at June 30, 2008 that would affect the Company’s effective tax rate if recognized was $10.9 million. There is a reasonable possibility that unrecognized Federal and state tax benefits will decrease by June 30, 2009 due to a lapse in the statute of limitations for assessing tax. As of June 30, 2008, the amounts subject to a lapse in statute by June 30, 2009 totaled $0.4 million. Further, there is a reasonable possibility that the unrecognized tax benefits related to Federal and state tax positions will decrease significantly by June 30, 2009 due to settlements with taxing authorities. As of June 30, 2008, the amounts expected to settle or lapse in the statute of limitations by June 30, 2009 totaled $11.9 million.
     Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of June 30, 2008 and December 31, 2007 was $10.8 million and $8.0 million, respectively.
     Income tax expense for the three and six months ended June 30, 2008 included $0.5 million and $2.8 million, respectively, in interest expense and penalties related to uncertain tax positions. Income tax expense for the three and six months ended June 30, 2007, included $2.0 million and $2.4 million, respectively, in interest expense and penalties related to uncertain tax positions.
     We are currently under Internal Revenue Service (“IRS”) examination for the tax years ended 1998 through 2002 and 2004 through 2005, thus our statute remains open from the year ended March 31, 1998, forward. We expect the 1998 through 2002 examination and the 2004 through 2005 examination to be completed within the next nine months. This could be affected by any adjustments not agreed upon by the IRS and the Company, in which case the statute could remain open for an undeterminable period. In addition, statutes of limitations governing the right of Mexico’s tax authorities to audit the tax returns of our Mexican operations remain open for the 2002 tax year forward. Our Mexican subsidiaries are currently under audit for their 2002 and 2003 tax years. Additionally our Swiss subsidiary is under audit for the 2006 tax year. We expect these examinations to be completed within the next nine months. Our various European subsidiaries, including the subsidiaries that were sold during 2006, are impacted by various statutes of limitations which are generally open from 2003 forward. An exception to this is our discontinued Romanian operations, which have been audited through 2004. Generally, states’ statutes in the United States are open from 2002 forward.
Note 11. Employee Retirement Plans
     The following table summarizes the components of net periodic pension cost for the Company.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(in millions)
Service cost	$2.4	$2.9	$4.8	$5.7
Interest	5.2	4.9	10.4	9.8
Expected return on assets	(5.0)	(4.4)	(10.0)	(8.8)
Amortization and deferral	0.5	1.0	1.0	2.1
Profit sharing	1.9	1.7	3.9	3.3

Net expenses	$5.0	$6.1	$10.1	$12.1

     Trinity contributed $4.2 million and $7.7 million to the Company’s defined benefit pension plans for the three and six month periods ended June 30, 2008, respectively. Trinity contributed $4.0 million and $6.4 million to the Company’s defined benefit pension plans for the three and six month periods ended June 30, 2007, respectively. Total contributions to our pension plans in 2008 are expected to be approximately $26.1 million.

Note 12. Accumulated Other Comprehensive Loss
     Comprehensive net income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
		(in millions)
Net income	$85.6	$68.7	$150.9	$127.8
Other comprehensive income (loss):
Currency translation adjustments, net of tax expense of $—, $—, $—, and $—	0.1	—	0.1	—
Change in unrealized gain (loss) on derivative financial instruments, net of tax expense (benefit) of $6.1, $(3.8), $(0.8), and $(4.1)	12.6	6.3	(0.3)	6.7
Other changes net of tax benefit of $0.4, $—, $0.4, and $—	(0.6)	—	(0.6)	—

Comprehensive net income	$97.7	$75.0	$150.1	$134.5

The components of accumulated other comprehensive loss are as follows:

	June 30,	December 31,
	2008	2007
		(as reported)
	(in millions)
Currency translation adjustments	$(17.2)	$(17.3)
Unrealized loss on derivative financial instruments	(8.8)	(8.5)
Funded status of pension liability	(35.8)	(35.8)
Other items	(0.6)	—

	$(62.4)	$(61.6)

Note 13. Stock-Based Compensation
     Stock-based compensation totaled approximately $5.1 million and $10.1 million for the three and six months ended June 30, 2008, respectively. Stock-based compensation totaled approximately $4.3 million and $8.2 million for the three and six months ended June 30, 2007, respectively.
Note 14. Net Income Per Common Share
     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Except when the effect would be anti-dilutive, the calculation of diluted net income per common share includes the impact of shares that could be issued under outstanding stock options. Anti-dilutive stock options for the three and six month periods ended June 30, 2008 were equivalent to 0.1 million and 0.3 million shares, respectively. Anti-dilutive stock options for the three and six month periods ended June 30, 2007 were not material.
     The computation of basic and diluted net income applicable to common stockholders is as follows:

	Three Months Ended			Three Months Ended
	June 30, 2008			June 30, 2007
	(in millions, except per share amounts)
	Income	Average		Income	Average
	(Loss)	Shares	EPS	(Loss)	Shares	EPS

Income from continuing operations — basic	$85.6	78.8	$1.09	$69.0	78.6	$0.87

Effect of dilutive securities:
Stock options	—	1.6		—	1.8

Income from continuing operations — diluted	$85.6	80.4	$1.06	$69.0	80.4	$0.85

Loss from discontinued operations, net of taxes — basic	$—	78.8	$—	$(0.3)	78.6	$—

Effect of dilutive securities:
Stock options	—	1.6		—	1.8

Loss from discontinued operations, net of taxes — diluted	$—	80.4	$—	$(0.3)	80.4	$—

	Six Months Ended			Six Months Ended
	June 30, 2008			June 30, 2007
	(in millions, except per share amounts)
	Income	Average		Income	Average
	(Loss)	Shares	EPS	(Loss)	Shares	EPS

Income from continuing operations — basic	$151.2	79.0	$1.91	$128.1	78.4	$1.63

Effect of dilutive securities:
Stock options	—	1.4		—	1.9

Income from continuing operations — diluted	$151.2	80.4	$1.88	$128.1	80.3	$1.59

Loss from discontinued operations, net of taxes — basic	$(0.3)	79.0	$—	$(0.3)	78.4	$—

Effect of dilutive securities:
Stock options	—	1.4		—	1.9

Loss from discontinued operations, net of taxes — diluted	$(0.3)	80.4	$—	$(0.3)	80.3	$—

Note 15. Contingencies
     Barge Litigation
     The Company and its wholly owned subsidiary, Trinity Marine Products, Inc. (“TMP”), were co-defendants in a class-action lawsuit filed in April 2003 entitled Waxler Transportation Company, Inc. v. Trinity Marine Products, Inc., et al. (Suit No. 49-741, Division “B” in the 25th Judicial District Court in and for the Parish of Plaquemines, Louisiana: the “Waxler Case”). To avoid a continuing commitment of management and executive time as well as the legal, expert, and transactional costs associated with litigating the claims alleged, the Company and TMP entered into a settlement agreement in the Waxler Case that was approved by the court and became final February 9, 2008. Pursuant to the settlement agreement, the court certified the class for settlement purposes. The Company and TMP are currently working with the Court Appointed Disbursing Agent (“CADA”) to process the claims submitted. As of June 30, 2008, based on instructions from the CADA to the settlement funds escrow agent, the Company has received $2.0 million in refund of unclaimed settlement funds. See Note 19 of the December 31, 2007 Consolidated Financial Statements filed on Form 10-K for additional information.
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
     Other Litigation
     Transit Mix was named as a defendant in a case involving the death of an employee of an independent contractor who was working at a Transit Mix facility. Following a jury verdict in favor of the plaintiff, the case was appealed by Transit Mix and its insurers. In October 2006, the original trial court judgment was reversed and a take-nothing judgment was rendered by the Eleventh Court of Appeals, State of Texas. Plaintiffs filed a motion for rehearing in such court, which was denied. On March 22, 2007, Plaintiffs filed their Petition for Review with the Texas Supreme Court. Transit Mix filed its Response to Plaintiff’s Petition for Review on July 13, 2007. In September 2007, the Texas Supreme Court requested briefing by the parties on the underlying merits of the case. The Texas Supreme Court denied the Plaintiff’s Petition for Review on February 22, 2008, and the Plaintiff filed a Motion for Rehearing on April 9, 2008. The Motion for Rehearing was denied by the Court on June 27, 2008, and the case is now concluded.
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
     We are subject to Federal, state, local, and foreign laws and regulations relating to the environment and the workplace. We have reserved $8.8 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. Other than with respect to the foregoing, we believe that we are currently in substantial compliance with environmental and workplace laws and regulations.
Note 16. Financial Statements for Guarantors of the Senior Notes
     The Company’s senior debt is fully and unconditionally and jointly and severally guaranteed by certain of Trinity’s wholly owned subsidiaries: Transit Mix Concrete & Materials Company, Trinity Industries Leasing Company, Trinity Marine Products, Inc., Trinity Rail Group, LLC, Trinity North American Freight Car, Inc., Trinity Tank Car, Inc., and Trinity Parts & Components, LLC. No other subsidiaries guarantee the senior debt. As of June 30, 2008, assets held by the non-guarantor subsidiaries include $125.5 million of restricted assets that are not available for distribution to Trinity Industries, Inc. (“Parent”), $1,257.3 million of equipment securing certain debt, $107.7 million of equipment securing certain lease obligations held by the non-guarantor subsidiaries, and $286.1 million of assets located in foreign locations.
Statement of Operations
For the Three Months Ended June 30, 2008

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Revenues	$3.7	$594.9	$491.7	$(144.8)	$945.5
Cost of revenues	24.0	465.9	385.4	(144.8)	730.5
Selling, engineering, and administrative expenses	12.3	30.2	22.5	—	65.0

	36.3	496.1	407.9	(144.8)	795.5

Operating profit (loss)	(32.6)	98.8	83.8	—	150.0
Other (income) expense	(108.5)	(3.3)	14.1	109.3	11.6

Income from continuing operations before income taxes	75.9	102.1	69.7	(109.3)	138.4
Provision (benefit) for income taxes	(9.7)	36.3	26.2	—	52.8

Income from continuing operations	85.6	65.8	43.5	(109.3)	85.6
Loss from discontinued operations, net of benefit for income taxes of $ —	—	—	—	—	—

Net income	$85.6	$65.8	$43.5	$(109.3)	$85.6

Statement of Operations
For the Six Months Ended June 30, 2008

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Revenues	$6.3	$1,189.8	$928.4	$(280.1)	$1,844.4
Cost of revenues	62.8	924.2	740.1	(280.1)	1,447.0
Selling, engineering and administrative expenses	17.8	59.2	44.2	—	121.2

	80.6	983.4	784.3	(280.1)	1,568.2

Operating profit (loss)	(74.3)	206.4	144.1	—	276.2
Other (income) expense	(202.9)	(3.5)	28.8	206.8	29.2

Income from continuing operations before income taxes	128.6	209.9	115.3	(206.8)	247.0
Provision (benefit) for income taxes	(22.3)	74.6	43.5	—	95.8

Income from continuing operations	150.9	135.3	71.8	(206.8)	151.2
Loss from discontinued operations, net of benefit for income taxes of ($0.1)	—	—	(0.3)	—	(0.3)

Net income	$150.9	$135.3	$71.5	$(206.8)	$150.9

Statement of Operations
For the Three Months Ended June 30, 2007

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Revenues	$7.6	$600.5	$473.8	$(189.3)	$892.6
Cost of revenues	57.4	460.6	395.2	(189.3)	723.9
Selling, engineering, and administrative expenses	9.4	28.3	19.9	—	57.6

	66.8	488.9	415.1	(189.3)	781.5

Operating profit (loss)	(59.2)	111.6	58.7	—	111.1
Other (income) expense	(110.3)	6.5	16.8	93.3	6.3

Income from continuing operations before income taxes	51.1	105.1	41.9	(93.3)	104.8
Provision (benefit) for income taxes	(17.6)	40.1	13.3	—	35.8

Income from continuing operations	68.7	65.0	28.6	(93.3)	69.0
Loss from discontinued operations, net of benefit for income taxes of ($0.1)	—	—	(0.3)	—	(0.3)

Net income	$68.7	$65.0	$28.3	$(93.3)	$68.7

Statement of Operations
For the Six Months Ended June 30, 2007

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Revenues	$53.0	$1,159.5	$812.1	$(303.5)	$1,721.1
Cost of revenues	122.8	903.9	666.4	(303.5)	1,389.6
Selling, engineering and administrative expenses	20.5	54.8	36.4	—	111.7

	143.3	958.7	702.8	(303.5)	1,501.3

Operating profit (loss)	(90.3)	200.8	109.3	—	219.8
Other (income) expense	(192.3)	22.8	28.1	160.5	19.1

Income from continuing operations before income taxes	102.0	178.0	81.2	(160.5)	200.7
Provision (benefit) for income taxes	(25.8)	70.0	28.4	—	72.6

Income from continuing operations	127.8	108.0	52.8	(160.5)	128.1
Loss from discontinued operations, net of benefit for income taxes of ($0.1)	—	—	(0.3)	—	(0.3)

Net income	$127.8	$108.0	$52.5	$(160.5)	$127.8

Balance Sheet
June 30, 2008

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Assets:
Cash and cash equivalents	$175.3	$0.8	$33.9	$—	$210.0
Receivables, net of allowance	1.3	150.9	181.0	—	333.2
Inventory	—	527.4	190.3	—	717.7
Property, plant, and equipment, net	20.3	756.1	1,661.6	—	2,438.0
Investments in subsidiaries/intercompany receivable (payable), net	2,509.0	(74.4)	414.2	(2,848.8)	—
Goodwill and other assets	152.1	450.3	299.5	(53.7)	848.2

	$2,858.0	$1,811.1	$2,780.5	$(2,902.5)	$4,547.1

Liabilities:
Accounts payable and accrued liabilities	$232.0	$196.1	$223.2	$—	$651.3
Debt	651.5	64.6	973.6	—	1,689.7
Deferred income	61.2	2.8	3.6	—	67.6
Other liabilities	60.8	274.8	4.1	(53.7)	286.0
Total stockholders’ equity	1,852.5	1,272.8	1,576.0	(2,848.8)	1,852.5

	$2,858.0	$1,811.1	$2,780.5	$(2,902.5)	$4,547.1

Balance Sheet
December 31, 2007
(as reported)

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Assets:
Cash and cash equivalents	$238.0	$0.7	$50.9	$—	$289.6
Receivables, net of allowance	5.8	156.6	134.1	—	296.5
Inventory	5.3	412.1	169.3	—	586.7
Property, plant, and equipment, net	22.5	807.1	1,240.2	—	2,069.8
Investments in subsidiaries/ intercompany receivable (payable), net	2,271.3	(522.4)	314.2	(2,063.1)	—
Goodwill and other assets	227.4	440.9	264.2	(131.9)	800.6

	$2,770.3	$1,295.0	$2,172.9	$(2,195.0)	$4,043.2

Liabilities:
Accounts payable and accrued liabilities	$307.4	$174.2	$202.7	$—	$684.3
Debt	651.7	78.5	644.0	—	1,374.2
Deferred income	32.3	3.9	22.2	—	58.4
Other liabilities	52.2	274.8	4.5	(131.9)	199.6

Total stockholders’ equity	1,726.7	763.6	1,299.5	(2,063.1)	1,726.7

	$2,770.3	$1,295.0	$2,172.9	$(2,195.0)	$4,043.2

Statement of Cash Flows
For the Six Months Ended June 30, 2008

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Net cash (required) provided by operating activities	$(46.0)	$(30.6)	$102.1	$—	$25.5
Net cash provided (required) by investing activities	4.2	44.6	(448.7)	—	(399.9)
Net cash (required) provided by financing activities	(20.9)	(13.9)	329.6	—	294.8

Net (decrease) increase in cash and cash equivalents	(62.7)	0.1	(17.0)	—	(79.6)
Cash and cash equivalents at beginning of period	238.0	0.7	50.9	—	289.6

Cash and cash equivalents at end of period	$175.3	$0.8	$33.9	$—	$210.0

Statement of Cash Flows
For the Six Months Ended June 30, 2007

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Net cash (required) provided by operating activities	$(90.1)	$81.3	$154.1	$—	$145.3
Net cash required by investing activities	(0.6)	(37.1)	(328.1)	—	(365.8)
Net cash provided (required) by financing activities	7.7	(44.3)	173.7	—	137.1

Net decrease in cash and cash equivalents	(83.0)	(0.1)	(0.3)	—	(83.4)
Cash and cash equivalents at beginning of period	283.1	0.2	28.2	—	311.5

Cash and cash equivalents at end of period	$200.1	$0.1	$27.9	$—	$228.1

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
     In May 2008, Trinity Rail Leasing VI LLC, a Delaware limited liability company (“TRL VI”), a limited purpose, indirect wholly-owned subsidiary of Trinity, owned by Trinity through Trinity Industries Leasing Company (“TILC”), issued $572.2 million of 30-year promissory notes to financial institutions. The proceeds were used to repay a portion of our warehouse facility and to finance unencumbered railcars on our consolidated balance sheet. See Financing Activities.
Overall Summary for Continuing Operations
     Revenues

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
		Revenues			Revenues		Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
			($ in millions)
Rail Group	$334.9	$255.7	$590.6	$312.0	$287.1	$599.1	(1.4)%
Construction Products Group	214.3	4.9	219.2	197.0	0.3	197.3	11.1
Inland Barge Group	150.9	—	150.9	120.5	—	120.5	25.2
Energy Equipment Group	154.3	3.0	157.3	96.5	2.8	99.3	58.4
Railcar Leasing and Management Services Group	86.4	—	86.4	162.5	—	162.5	(46.8)
All Other	4.7	13.7	18.4	4.1	12.8	16.9	8.9
Eliminations — lease subsidiary	—	(252.6)	(252.6)	—	(283.0)	(283.0)
Eliminations — other	—	(24.7)	(24.7)	—	(20.0)	(20.0)

Consolidated Total	$945.5	$—	$945.5	$892.6	$—	$892.6	5.9

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
		Revenues			Revenues		Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
			($ in millions)
Rail Group	$682.6	$475.8	$1,158.4	$706.3	$461.5	$1,167.8	(0.8)%
Construction Products Group	379.3	9.2	388.5	360.1	0.4	360.5	7.8
Inland Barge Group	288.7	—	288.7	229.2	—	229.2	26.0
Energy Equipment Group	280.5	6.3	286.8	185.4	5.3	190.7	50.4
Railcar Leasing and Management Services Group	206.2	—	206.2	233.4	—	233.4	(11.7)
All Other	7.1	29.5	36.6	6.7	25.8	32.5	12.6
Eliminations — lease subsidiary	—	(469.3)	(469.3)	—	(455.5)	(455.5)
Eliminations — other	—	(51.5)	(51.5)	—	(37.5)	(37.5)

Consolidated Total	$1,844.4	$—	$1,844.4	$1,721.1	$—	$1,721.1	7.2

     Revenues for the three and six month periods ended June 30, 2008 increased due to improved sales in our Construction Products, Inland Barge, and Energy Equipment Groups as compared to the same period in the prior year. Revenues for the Rail Group decreased due to a drop in shipments for the three and six months ended June 30, 2008. The increase in revenues for the Construction Products Group can be attributed primarily to increased sales volumes in our highway products business, sales generated by our entry into the asphalt business, and an increase in various raw material costs that resulted in higher sales prices. These increases were offset by decreased volumes in our bridge girder business and the impact of divestitures in the concrete and aggregates businesses that took place during 2007. Inland Barge Group revenues increased primarily as a result of greater barge shipments and a change in the mix of barges sold. An increase in structural wind towers sales was the primary reason for the increase in revenues in the Energy Equipment Group. Higher rental revenues resulting from additions to the lease fleet were offset by a decrease in sales of cars from the lease fleet resulting in a decrease in overall revenues in the Railcar Leasing and Management Services Group (“Leasing Group”).

     Operating Profit (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(in millions)
Rail Group	$72.4	$96.6	$149.6	$174.7
Construction Products Group	21.1	15.8	33.3	25.9
Inland Barge Group	27.2	6.6	53.7	24.0
Energy Equipment Group	25.4	11.7	43.6	21.8
Railcar Leasing and Management Services Group	36.0	39.5	70.1	67.3
All Other	5.8	0.6	5.5	1.9
Corporate	(11.8)	(9.7)	(17.2)	(19.7)
Eliminations — lease subsidiary	(23.1)	(50.3)	(54.3)	(78.5)
Eliminations — other	(3.0)	0.3	(8.1)	2.4

Consolidated Total	$150.0	$111.1	$276.2	$219.8

     Operating profit for the three and six month periods ended June 30, 2008 increased as the result of overall higher revenues, an increase in the size of our lease fleet, and higher barge and structural wind tower sales. These increases in operating profit were offset by higher raw material costs, a decline in railcar sales from the lease fleet, and a decline in volumes in the railcar market.
     Other Income and Expense. Interest expense, net of interest income, was $23.8 million and $42.5 million, respectively, for the three and six month periods ended June 30, 2008 compared to $16.2 million and $30.0 million, respectively, for the same periods last year. Interest income decreased $1.6 million over the same quarter last year and $3.0 million over the same six month period last year primarily due to lower investment income as a result of lower interest rates and a decrease in cash available for investment. Interest expense increased $6.0 million and $9.5 million, respectively, over the same periods last year due to an increase in debt levels and expense of $2.8 million and $5.0 million, respectively, for the three and six month periods ended June 30, 2008, primarily related to the ineffective portion of interest rate hedges. The increase in Other, net for the three and six month periods ended June 30, 2008 was primarily due to a write-down of an equity investment in the prior year quarter, partially offset by a decrease in the gain on disposition of property, plant, and equipment compared to the same periods in the prior year.
     Income Taxes. The current effective tax rates of 38.2% and 38.8%, respectively, for continuing operations for the three and six month periods ended June 30, 2008 varied from the statutory rate of 35.0% due primarily to state income taxes and discrete adjustments related to foreign and state taxes. The prior year effective tax rates of 34.2% and 36.2%, respectively, for continuing operations for the three and six month periods ended June 30, 2007 varied from the statutory rate of 35.0% due primarily to state income taxes and an increase in the temporary credit to be applied against the Texas margin tax. The increase in the deferred tax liability is primarily driven by the difference in the book and tax depreciation associated with the lease fleet.
Rail Group

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent			Percent
	2008	2007	Change	2008	2007	Change
	($ in millions)			($ in millions)
Revenues:
Rail	$545.6	$560.2	(2.6)%	$1,071.5	$1,083.3	(1.1)%
Components	45.0	38.9	15.7	86.9	84.5	2.8

Total revenues	$590.6	$599.1	(1.4)	$1,158.4	$1,167.8	(0.8)

Operating profit	$72.4	$96.6		$149.6	$174.7
Operating profit margin	12.3%	16.1%		12.9%	15.0%
     Railcar shipments decreased 5.7% to approximately 6,580 and 7.1% to approximately 12,591 during the three and six month periods, respectively, ended June 30, 2008 compared to the same periods in 2007. As of June 30, 2008, our Rail Group backlog was approximately $2.4 billion consisting of approximately 28,680 railcars. Approximately 40% of our railcar total backlog was dedicated to sales to external customers, which includes approximately 10% of the total backlog dedicated to TRIP Leasing. The remaining approximately 60% of our total backlog was dedicated to the Leasing Group of which 100% are supported by lease agreements with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery. This compares to approximately 33,880 railcars in the backlog as of June 30, 2007, of which approximately 38% were dedicated to the Leasing Group of which 100% are supported by lease agreements with external customers. Of the remaining approximately 62% of the railcar backlog as of June 30, 2007, approximately 27% of the total backlog was dedicated to TRIP Leasing. Sales for the three and six month periods ended June 30, 2008 included

$83.0 million and $229.0 million, respectively, in cars sold to TRIP Leasing, that resulted in a gain of $19.2 million and $44.8 million, respectively, of which $3.8 million and $8.9 million, respectively, in profit was deferred based on our 20% equity interest. There were no sales from the Rail Group to TRIP Leasing for the three and six months ended June 30, 2007. See Note 4 Equity Investment of the Consolidated Financial Statements for information about TRIP Leasing.
     Operating profit for the Rail Group decreased $24.2 million and $25.1 million, respectively, for the three and six month periods ended June 30, 2008 compared to the same periods last year. This decrease was primarily due to decreased volumes, the competitive pricing environment, increases in raw material costs, and a reserve for future losses on railcar sales. Steel costs have risen significantly and remain volatile. On certain fixed price railcar contracts, actual cost increases and surcharges have caused the total cost of the railcar to exceed the amounts originally anticipated, and in some cases, the actual contractual sale price of the railcar. A reserve for the anticipated losses of future railcar sales of $3.0 million was recorded during the second quarter ended June 30, 2008.
     In the three months ended June 30, 2008, railcar shipments included sales to the Leasing Group of $252.6 million compared to $283.0 million in the comparable period in 2007 with a deferred profit of $23.1 million compared to $50.3 million for the same period in 2007. In the six months ended June 30, 2008, railcar shipments included sales to the Leasing Group of $469.3 million compared to $455.5 million in the comparable period in 2007 with a deferred profit of $54.3 million compared to $78.5 million for the same period in 2007. Sales to the Leasing Group and related profits are included in the operating results of the Rail Group but are eliminated in consolidation.
Construction Products Group

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent			Percent
	2008	2007	Change	2008	2007	Change
	($ in millions)			($ in millions)
Revenues:
Concrete and Aggregates	$126.3	$121.5	4.0%	$230.8	$222.9	3.5%
Highway Products	84.4	63.4	33.1	141.7	111.6	27.0
Other	8.5	12.4	(31.5)	16.0	26.0	(38.5)

Total revenues	$219.2	$197.3	11.1	$388.5	$360.5	7.8

Operating profit	$21.1	$15.8		$33.3	$25.9
Operating profit margin	9.6%	8.0%		8.6%	7.2%
     The increase in revenues and operating profit for the three and six month periods ended June 30, 2008 compared to the same periods in 2007 was primarily attributable to an increase in volume in our highway products business, sales generated by our entry into the asphalt business, and an increase in various raw material costs that have resulted in higher sales prices. These increases were offset by a decrease in volumes in our bridge girder business and the impact of divestitures in the concrete and aggregates businesses that took place during 2007.
Inland Barge Group

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent			Percent
	2008	2007	Change	2008	2007	Change
	($ in millions)			($ in millions)
Revenues	$150.9	$120.5	25.2%	$288.7	$229.2	26.0%

Operating profit	$27.2	$6.6		$53.7	$24.0
Operating profit margin	18.0%	5.5%		18.6%	10.5%
     Revenues increased for the three and six month periods ended June 30, 2008 compared to the same periods in the prior year due to an increase in the sales of hopper and tank barges as well as a change in the mix of barges sold. Operating profit for the three and six months ended June 30, 2008 increased compared to the same periods last year due to increased revenues, a change in the mix of barges sold, and improved margins due to operating efficiencies. Operating profit for the six months ended June 30, 2008 also increased due to the refund of $2.0 million in unclaimed settlement funds related to the Waxler Case, compared to a $15.0 million charge for the resolution of the Waxler Case for the three and six month periods ended June 30, 2007. As of June 30, 2008, the backlog for the Inland Barge Group was approximately $754.9 million compared to approximately $677.1 million as of June 30, 2007.

Energy Equipment Group

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent			Percent
	2008	2007	Change	2008	2007	Change
	($ in millions)			($ in millions)
Revenues:
Structural wind towers	$106.4	$53.1	100.4%	$190.4	$99.5	91.4%
Other	50.9	46.2	10.2	96.4	91.2	5.7

Total revenues	$157.3	$99.3	58.4	$286.8	$190.7	50.4

Operating profit	$25.4	$11.7		$43.6	$21.8
Operating profit margin	16.1%	11.8%		15.2%	11.4%
     Revenues and operating profit increased for the three and six month periods ended June 30, 2008 compared to the same periods in 2007 due to an increase in structural wind towers sales and improved margins on containers produced and sold in Mexico. As of June 30, 2008, the backlog for structural wind towers was approximately $1.5 billion compared to approximately $0.8 billion as of June 30, 2007.
Railcar Leasing and Management Services Group

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent			Percent
	2008	2007	Change	2008	2007	Change
	($ in millions)			($ in millions)
Revenues:
Leasing and management	$77.4	$67.5	14.7%	$147.5	$130.1	13.4%
Sales of cars from the lease fleet	9.0	95.0	(90.5)	58.7	103.3	(43.2)

Total revenues	$86.4	$162.5	(46.8)	$206.2	$233.4	(11.7)

Operating Profit:
Leasing and management	$34.1	$27.8		$60.8	$54.3
Sales of cars from the lease fleet	1.9	11.7		9.3	13.0

Total operating profit	$36.0	$39.5		$70.1	$67.3

Operating profit margin:
Leasing and management	44.1%	41.2%		41.2%	41.7%
Sales of cars from the lease fleet	21.1	12.3		15.8	12.6
Total operating profit margin	41.7	24.3		34.0	28.8

Fleet utilization	99.6%	99.5%		99.6%	99.5%
     Total revenues decreased for the three and six month periods ended June 30, 2008 compared to the same periods last year due to decreased sales from the lease fleet offset by increased rental revenues related to additions to the lease fleet, management fees, and growth of the per diem portfolio. Operating profit for leasing and management operations increased for the three and six month periods ended June 30, 2008 compared to the same periods last year due to rental proceeds from fleet additions. Results for the three and six months ended June 30, 2008 included $8.3 million and $46.2 million, respectively, in sales of railcars to TRIP Leasing that resulted in a gain of $1.8 million and $9.0 million, respectively, of which $0.4 million and $1.8 million, respectively, was deferred based on our 20% equity interest. Results for the three and six months ended June 30, 2007 included $93.7 million in sales of railcars to TRIP Leasing that resulted in a gain of $14.4 million, of which $3.0 million was deferred based on our 20% equity interest. See Note 4 of the Consolidated Financial Statements for information about TRIP Leasing.
     To fund the continued expansion of its lease fleet to meet market demand, the Leasing Group generally uses its non-recourse warehouse facility or excess cash to provide initial financing for a portion of the purchase price of the cars. In February 2008, the warehouse facility was increased to $600 million with the availability period of this facility remaining through August 2009. In May 2008, Trinity Rail Leasing VI LLC issued $572.2 million of 30-year promissory notes. See Financing Activities.
     As of June 30, 2008, the Leasing Group’s lease fleet of approximately 41,100 owned or leased railcars had an average age of 4.6 years and an average remaining lease term of 5.1 years.

All Other

	Three Months Ended June 30,			Six Months Ended June 30,
			Percent			Percent
	2008	2007	Change	2008	2007	Change
	($ in millions)			($ in millions)
Revenues	$18.4	$16.9	8.9%	$36.6	$32.5	12.6%
Operating profit	$5.8	$0.6		$5.5	$1.9
     The increase in revenues for the three and six month periods ended June 30, 2008 over the same periods last year was primarily due to an increase in intersegment sales by our transportation company. The increase in the operating profit for the three and six month periods ended June 30, 2008 was primarily due to an increase over the same period last year of $5.8 million and $3.9 million, respectively, resulting from the market valuation of commodity hedges that are required to be marked to market.
Liquidity and Capital Resources
Cash Flows
     Operating Activities. Net cash provided by operating activities of continuing operations for the six months ended June 30, 2008 was $24.7 million compared to $145.1 million of net cash provided by operating activities of continuing operations for the same period in 2007. This was primarily due to an increase in inventories associated with finished railcars that, as a result of production continuity, have been produced ahead of contracted delivery dates.
     Investing Activities. Net cash required by investing activities of continuing operations for the six months ended June 30, 2008 was $399.9 million compared to $365.8 million for the same period last year. Capital expenditures for the six months ended June 30, 2008 were $477.8 million, of which $426.1 million were for additions to the lease fleet. This compares to $476.2 million of capital expenditures for the same period last year, of which $383.1 million were for additions to the lease fleet. Proceeds from the sale of property, plant, and equipment and other assets were $77.9 million for the six months ended June 30, 2008 composed primarily of railcar sales from the lease fleet, which included $46.2 million to TRIP Leasing, and the sale of non-operating assets, compared to $140.9 million for the same period in 2007 composed primarily of railcar sales from the lease fleet, which included $93.7 million to TRIP Leasing, and the sale of non-operating assets.
     Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2008 was $294.8 million compared to $137.1 million for the same period in 2007. We intend to use our cash to fund the operations, expansions, and growth initiatives of the Company.
     At June 30, 2008, there were no borrowings under our $425 million revolving credit facility.
     In May 2008, Trinity Rail Leasing VI LLC, a Delaware limited liability company (“TRL VI”), a limited purpose, indirect wholly-owned subsidiary of Trinity, owned by Trinity through TILC, issued $572.2 million of 30-year promissory notes (the “Promissory Notes”) to financial institutions. The Promissory Notes were secured by a portfolio of railcars valued at approximately $743.1 million, operating leases thereon, and certain cash reserves. The Promissory Notes are obligations of TRL VI and are non-recourse to Trinity. TRL VI acquired the railcars securing the Promissory Notes by purchase from TILC and its subsidiary. The proceeds were used to repay a portion of our warehouse facility and to finance unencumbered railcars on our consolidated balance sheet. TILC entered into certain agreements relating to the transfer of the railcars to TRL VI and the management and servicing of TRL VI’s assets. The Promissory Notes bear interest at a floating rate of one-month LIBOR plus a margin of 1.50%. The LIBOR portion of the interest rate on the Promissory Notes is fixed at approximately 4.13% for the first seven years from the date of issuance of the Promissory Notes through interest rate hedges. The interest rate margin on the Promissory Notes will increase by 0.50% on each of the seventh and eighth anniversary dates of the issuance of the Promissory Notes and by an additional 2.00% on the tenth anniversary date of the issuance of the Promissory Notes. The Promissory Notes may be prepaid at anytime and may be prepaid without penalty at any time after the third anniversary date of the issuance of the Promissory Notes.
     In February 2008, TILC increased its warehouse facility to $600 million with the availability period of the facility remaining through August 2009. This facility, established to finance railcars owned by TILC, had $76.3 million outstanding as of June 30, 2008. The warehouse facility matures August 2009 and unless renewed will be payable in three equal installments in February 2010, August 2010, and February 2011. Railcars financed by the warehouse facility have historically been refinanced under long-term financing agreements. Specific railcars and the underlying leases secure the facility. Advances under the facility may not exceed 78% of the fair market value of the eligible railcars securing the facility as defined by the agreement. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in rate of 3.43% at June 30, 2008. At June 30, 2008, $523.7 million was available under this facility.

     On December 13, 2007, the Company’s Board of Directors authorized a $200 million stock repurchase program of its common stock. This program allows for the repurchase of the Company’s common stock through December 31, 2009. During the six months ended June 30, 2008, 471,100 shares were purchased under this program at a cost of approximately $12.2 million. No shares were purchased under this program for the three months ended June 30, 2008. Since the inception of this program through June 30, 2008, a total of 575,300 shares had been repurchased at a cost of approximately $15.1 million.
Equity Investment
     See Note 4 of the Consolidated Financial Statements for information about the equity investment.
Future Operating Requirements
     We expect to finance future operating requirements with cash flows from operations, and depending on market conditions, long-term and short-term debt, and equity. Debt instruments that the Company has utilized include its revolving credit facility, the warehouse facility, senior notes, convertible subordinated notes, asset-backed securities, and sale/leaseback transactions. The Company also has issued equity at various times. The Company assesses the market conditions at the time of its financing needs and determines which of these instruments to utilize.
Off Balance Sheet Arrangements
     See Note 3 of the Consolidated Financial Statements for information about off balance sheet arrangements.
Derivative Instruments
     We use derivative instruments to mitigate the impact of increases in zinc, natural gas, and diesel fuel prices and interest rates, as well as to convert a portion of our variable-rate debt to fixed-rate debt. We also use derivatives to lock in fixed interest rates in anticipation of future debt issuances. These swaps are accounted for as cash flow hedges under SFAS 133.
     Interest rate hedges
     In anticipation of a future debt issuance, we entered into interest rate swap transactions during the fourth quarter of 2006 and during 2007. These instruments, with a notional amount of $370 million, hedged the interest rate on a portion of a future debt issuance associated with an anticipated railcar leasing transaction, which closed in May 2008. These instruments settled during the second quarter of 2008. The weighted average fixed interest rate under these instruments was 5.34%. These interest rate swaps were being accounted for as cash flow hedges with changes in the fair value of the instruments of $24.5 million of loss recorded in Accumulated Other Comprehensive Loss (“AOCL”) through the date the related debt issuance with a principal balance of $572.2 million closed in May 2008. The balance is being amortized over the term of the related debt. At June 30, 2008, the balance remaining in AOCL was $23.9 million. The effect on the consolidated statement of operations for the three and six months ended June 30, 2008 was expense of $2.8 million and $5.0 million, respectively, primarily due to the ineffective portion of the hedges associated with anticipated interest payments that will not be made and amortization expense.
     In May 2008, we entered into an interest rate swap transaction which is being used to fix the LIBOR component of the debt issuance which closed in May 2008. The fixed interest rate under this instrument is 4.126%. The amount recorded for this instrument as of June 30, 2008 in the consolidated balance sheet was an asset of $4.8 million, with $5.2 million of income in AOCL. The effect on the consolidated statement of operations for the three and six month periods ended June 30, 2008 was expense of $1.1 million.
     During 2005 and 2006, we entered into interest rate swap transactions in anticipation of a future debt issuance. These instruments, with a notional amount of $200 million, fixed the interest rate on a portion of a future debt issuance associated with a railcar leasing transaction in 2006 and settled at maturity in the first quarter of 2006. The weighted average fixed interest rate under these instruments was 4.87%. These interest rate swaps were being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in AOCL through the date the related debt issuance closed in May 2006. The balance is being amortized over the term of the related debt. At June 30, 2008, the balance remaining in AOCL was $3.6 million. The effect of the amortization on the consolidated statement of operations for the three and six month periods ended June 30, 2008 was income of $0.1 million and $0.2 million, respectively. The effect on the same periods in the prior year was $0.1 million and $0.2 million, respectively.

     Natural gas and diesel fuel
     We continued a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. Since the majority of these instruments do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet for these instruments was an asset of $9.3 million as of June 30, 2008, with $1.0 million of income in AOCL. The effect on the consolidated statement of operations for the three and six month periods ended June 30, 2008 was income of $8.5 million and $9.9 million, respectively, including gains of $6.3 million and $6.9 million resulting from the mark to market valuation for the three and six months periods ended June 30, 2008, respectively. For the three and six month periods ended June 30, 2007 the effect on the consolidated statement of operations was income of $0.1 million and $1.0 million, respectively.
     Zinc
     We also continued a program to mitigate the impact of fluctuations in the price of zinc purchases. The intent of this program is to protect our operating profit from adverse price changes by entering into derivative instruments. These instruments are short term with monthly maturities and no remaining balances in AOCL as of June 30, 2008. The effect on the consolidated statement of operations for the three and six months ended June 30, 2008 was income of $0.3 million and $0.9 million, respectively, and for the three and six month periods ended June 30, 2007 was income of $0.5 million and $0.8 million, respectively.
Contractual Obligation and Commercial Commitments
     As of June 30, 2008, other commercial commitments related to letters of credit increased to $93.7 million from $93.3 million as of December 31, 2007. Refer to Note 8 of the Consolidated Financial Statements for changes to our outstanding debt and maturities. Other commercial commitments that relate to operating leases under sale/leaseback transactions were basically unchanged as of June 30, 2008.
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
Forward-Looking Statements
     This quarterly report on Form 10-Q (or statements otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission (“SEC”), news releases, conferences, World Wide Web postings or otherwise) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not historical facts are forward-looking statements and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performances, estimates, projections, goals, and forecasts. Trinity uses the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify these forward-looking statements. Potential factors, which could cause our actual results of operations to differ materially from those in the forward-looking statements, include among others:
•	market conditions and demand for our products;
•	the cyclical nature of both the railcar and barge industries;
•	continued expansion of the structural wind towers business;
•	variations in weather in areas where our construction and energy products are sold, used, or installed;
•	disruption of manufacturing capacity due to weather related events;
•	the timing of introduction of new products;
•	the timing of customer orders;
•	product price changes;
•	changes in mix of products sold;
•	the extent of utilization of manufacturing capacity;
•	availability and costs of steel, component parts, supplies, and other raw materials;
•	competition and other competitive factors;
•	changing technologies;
•	surcharges and other fees added to fixed pricing agreements for raw materials;
•	interest rates and capital costs;
•	long-term funding of our leasing warehouse facility;

•	taxes;
•	the stability of the governments and political and business conditions in certain foreign countries, particularly Mexico;
•	changes in import and export quotas and regulations;
•	business conditions in foreign economies;
•	results of litigation; and
•	legal, regulatory, and environmental issues.
     Any forward-looking statement speaks only as of the date on which such statement is made. Trinity undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     There has been no material change in our market risks since December 31, 2007. Refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of debt-related activity and the impact of hedging activity for the three and six months ended June 30, 2008.
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

PART II

Item 1.	Legal Proceedings
     The information provided in Note 15 of the Consolidated Financial Statements is hereby incorporated into this Part II, Item 1 by reference.

Item 1A.	Risk Factors
     There have been no material changes from the risk factors previously disclosed in Item 1A of our 2007 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended June 30, 2008:

				Maximum
				Number (or
			Total Number of	Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as	Shares (or Units)
			Part of Publicly	that May Yet Be
	Number of	Average Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the Plans
Period	Purchased(1)	Share(1)	Programs	or Programs (2)
April 1, 2008 through April 30, 2008	39	$31.07	—	$184,941,063
May 1, 2008 through May 31, 2008	92,792	$35.89	—	$184,941,063
June 1, 2008 through June 30, 2008	80,691	$36.78	—	$184,941,063

Total	173,522	$36.30	—	$184,941,063

(1)	These columns include the following transactions during the three months ended June 30, 2008: (i) the deemed surrender to the Company of 89,228 shares of Common Stock to pay the exercise price in connection with the exercise of employee stock options, (ii) the surrender to the Company of 83,943 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, and (iii) the purchase of 351 shares of common stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust.

(2)	The Stock Repurchase Program was authorized by the Company’s Board of Directors on December 13, 2007 allowing the Company to repurchase $200 million of its common stock through December 31, 2009. No shares were purchased under this program for the three months ended June 30, 2008. Since the inception of this program through June 30, 2008, a total of 575,300 shares had been repurchased at a cost of approximately $15.1 million.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	Submission of Matters to a Vote of Security Holders
     At the Annual Meeting of Stockholders held May 5, 2008, stockholders elected ten (10) directors for a one-year term (Proposal 1) and approved ratification of the appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 2008 (Proposal 2). The vote tabulation follows for each proposal:
     Proposal 1 — Election of Directors

Nominees	For	Withheld
John L. Adams	72,553,664	706,548
Rhys J. Best	72,670,453	589,759
David W. Biegler	71,583,764	1,676,448
Leldon E. Echols	72,641,020	619,192
Ronald J. Gafford	72,659,978	600,234
Ronald W. Haddock	71,630,513	1,629,699
Jess T. Hay	66,393,511	6,866,701
Adrian Lajous	72,655,956	604,256
Diana S. Natalicio	72,553,694	706,518
Timothy R. Wallace	72,556,284	703,928

     Proposal 2 — Ratification of Appointment of Independent Auditors

For	Against	Abstentions	Broker Non-votes
72,810,489	298,138	151,587	0

Item 5.	Other Information
     None.

Item 6.	Exhibits

Exhibit Number	Description

10.20	Term Loan Agreement, dated as of May 9, 2008 among Trinity Rail Leasing VI LLC, the Committed Lenders and the Conduit Lenders From Time to Time Party Hereto, DVB Bank AG, as Agent, and Wilmington Trust Company; as Collateral Agent and Depositary (filed herewith).

10.20.1	Purchase and Sale Agreement (TILC) dated as of May 9, 2008 among Trinity Industries Leasing Company, as Seller and Trinity Rail Leasing VI LLC, as Buyer (filed herewith).

10.20.2	Purchase and Sale Agreement (TRLT-II) dated as of May 9, 2008 among Trinity Rail Leasing Trust II, as Seller, Trinity Rail Leasing VI LLC, as Buyer and Trinity Industries Leasing Company (filed herewith).

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer (filed herewith).

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By	/s/ WILLIAM A. MCWHIRTER II
Registrant		William A. McWhirter II
Senior Vice President and Chief Financial Officer
July 31, 2008

INDEX TO EXHIBITS

Exhibit Number	Description

10.20	Term Loan Agreement, dated as of May 9, 2008 among Trinity Rail Leasing VI LLC, the Committed Lenders and the Conduit Lenders From Time to Time Party Hereto, DVB Bank AG, as Agent, and Wilmington Trust Company; as Collateral Agent and Depositary (filed herewith).

10.20.1	Purchase and Sale Agreement (TILC) dated as of May 9, 2008 among Trinity Industries Leasing Company, as Seller and Trinity Rail Leasing VI LLC, as Buyer (filed herewith).

10.20.2	Purchase and Sale Agreement (TRLT-II) dated as of May 9, 2008 among Trinity Rail Leasing Trust II, as Seller, Trinity Rail Leasing VI LLC, as Buyer and Trinity Industries Leasing Company (filed herewith).

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer (filed herewith).

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).