Form 10-Q
period 2008-09-30
TRINITY INDUSTRIES INC
filed 2008-10-30
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
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
     At October 24, 2008 there were 79,535,316 shares of the Registrant’s common stock outstanding.

TRINITY INDUSTRIES, INC.
FORM 10-Q

Caption	Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements	2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	30

PART II OTHER INFORMATION

Item 1. Legal Proceedings	31

Item 1A. Risk Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3. Defaults Upon Senior Securities	31

Item 4. Submission of Matters to a Vote of Security Holders	31

Item 5. Other Information	31

Item 6. Exhibits	32

SIGNATURES	33

CERTIFICATIONS
EX-10.1.1
EX-10.7
EX-10.11.3
EX-10.11.4
EX-10.27
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)
	(in millions, except per share amounts)
Revenues	$1,154.6	$1,008.4	$2,999.0	$2,729.5
Operating costs:
Cost of revenues	928.8	804.9	2,375.8	2,194.5
Selling, engineering, and administrative expenses	62.8	56.6	184.0	168.3

	991.6	861.5	2,559.8	2,362.8

Operating profit	163.0	146.9	439.2	366.7

Other (income) expense:
Interest income	(1.3)	(2.5)	(4.6)	(8.8)
Interest expense	25.6	19.5	71.4	55.8
Other, net	(1.1)	(3.6)	(14.4)	(14.5)

	23.2	13.4	52.4	32.5

Income from continuing operations before income taxes	139.8	133.5	386.8	334.2

Provision for income taxes	48.3	46.3	144.1	118.9

Income from continuing operations	91.5	87.2	242.7	215.3

Discontinued operations:
Loss from discontinued operations, net of benefit for income taxes of $(0.1), $(0.1), $(0.2), and $(0.2)	(1.4)	(0.2)	(1.7)	(0.5)

Net income	$90.1	$87.0	$241.0	$214.8

Net income per common share:
Basic:
Continuing operations	$1.16	$1.10	$3.07	$2.73
Discontinued operations	(0.02)	—	(0.02)	—

	$1.14	$1.10	$3.05	$2.73

Diluted:
Continuing operations	$1.14	$1.08	$3.01	$2.67
Discontinued operations	(0.02)	—	(0.02)	—

	$1.12	$1.08	$2.99	$2.67

Weighted average number of shares outstanding:
Basic	79.1	79.1	79.0	78.8
Diluted	80.4	80.6	80.5	80.5

Dividends declared per common share	$0.08	$0.07	$0.23	$0.19
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)	(as reported)
	(in millions)
Assets
Cash and cash equivalents	$183.2	$289.6

Receivables, net of allowance	353.6	296.5

Inventories:
Raw materials and supplies	384.1	302.6
Work in process	126.4	127.3
Finished goods	171.7	156.8

	682.2	586.7

Property, plant, and equipment, at cost	3,471.8	2,849.6
Less accumulated depreciation	(800.0)	(779.8)

	2,671.8	2,069.8

Goodwill	504.0	503.5

Assets held for sale and discontinued operations	1.5	3.6

Other assets	331.3	293.5

	$4,727.6	$4,043.2

Liabilities and Stockholders’ Equity

Accounts payable and accrued liabilities	$631.2	$684.3

Debt:
Recourse	715.9	730.3
Non-recourse	1,044.8	643.9

	1,760.7	1,374.2

Deferred income	69.6	58.4

Deferred income taxes	271.4	142.1

Liabilities held for sale and discontinued operations	1.5	1.2

Other liabilities	65.1	56.3

	2,799.5	2,316.5

Stockholders’ equity:

Preferred stock – 1.5 shares authorized and unissued	—	—

Common stock – 200.0 shares authorized	81.7	81.6

Capital in excess of par value	519.0	538.4

Retained earnings	1,400.0	1,177.8

Accumulated other comprehensive loss	(67.5)	(61.6)

Treasury stock	(5.1)	(9.5)

	1,928.1	1,726.7

	$4,727.6	$4,043.2

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2008	2007
	(unaudited)
	(in millions)
Operating activities:
Net income	$241.0	$214.8
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Loss from discontinued operations	1.7	0.5
Depreciation and amortization	103.1	86.0
Stock-based compensation expense	15.0	13.5
Excess tax benefits from stock-based compensation	(0.3)	(5.3)
Deferred income taxes	135.9	50.5
Gain on disposition of property, plant, equipment, and other assets	(10.8)	(17.5)
Other	(24.5)	(31.0)
Changes in assets and liabilities:
(Increase) decrease in receivables	(58.9)	(91.1)
(Increase) decrease in inventories	(96.2)	(78.6)
(Increase) decrease in other assets	(58.6)	(63.3)
Increase (decrease) in accounts payable and accrued liabilities	(59.2)	104.2
Increase (decrease) in other liabilities	(6.3)	5.5

Net cash provided by operating activities – continuing operations	181.9	188.2
Net cash provided by operating activities – discontinued operations	0.7	—

Net cash provided by operating activities	182.6	188.2

Investing activities:
Proceeds from sales of railcars from our leased fleet	185.4	238.1
Proceeds from disposition of property, plant, equipment, and other assets	19.9	48.8
Capital expenditures – lease subsidiary	(757.6)	(585.6)
Capital expenditures – other	(96.5)	(140.2)
Payment for purchase of acquisitions, net of cash acquired	—	(47.3)

Net cash required by investing activities	(648.8)	(486.2)

Financing activities:
Issuance of common stock, net	3.1	12.0
Excess tax benefits from stock-based compensation	0.3	5.3
Payments to retire debt	(368.4)	(98.4)
Proceeds from issuance of debt	754.9	304.2
Stock repurchases	(12.2)	—
Dividends paid to common shareholders	(17.9)	(14.2)

Net cash provided by financing activities	359.8	208.9

Net decrease in cash and cash equivalents	(106.4)	(89.1)
Cash and cash equivalents at beginning of period	289.6	311.5

Cash and cash equivalents at end of period	$183.2	$222.4

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity

	Common Stock		Capital in		Accumulated
	Shares		Excess		Other		Treasury	Total
(unaudited)	(200.0	$1.00 Par	of Par	Retained	Comprehensive	Treasury	Stock at	Stockholders’
(in millions, except par value)	Authorized)	Value	Value	Earnings	Loss	Shares	Cost	Equity
Balances at December 31, 2007	81.6	$81.6	$538.4	$1,177.8	$(61.6)	(0.2)	$(9.5)	$1,726.7

Net income	—	—	—	241.0	—	—	—	241.0
Other comprehensive income:
Currency translation adjustments, net of tax	—	—	—	—	0.1	—	—	0.1
Change in unrealized loss on derivative financial instruments, net of tax	—	—	—	—	(5.4)	—	—	(5.4)
Other changes, net of tax	—	—	—	—	(0.6)	—	—	(0.6)

Comprehensive net income								235.1
Cash dividends on common stock	—	—	—	(18.7)	—	—	—	(18.7)
Restricted shares issued, net	—	—	(15.1)	—	—	0.4	11.5	(3.6)
Shares repurchased	—	—	—	—	—	(0.6)	(16.0)	(16.0)
Stock options exercised	0.1	0.1	(5.9)	—	—	0.2	8.9	3.1
Stock-based compensation expense	—	—	1.0	—	—	—	—	1.0
Other	—	—	0.6	(0.1)	—	—	—	0.5

Balances at September 30, 2008	81.7	$81.7	$519.0	$1,400.0	$(67.5)	(0.2)	$(5.1)	$1,928.1

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
     The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and subsidiaries (“Trinity”, “Company”, “we” or “our”). In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2008, the results of operations for the three and nine month periods ended September 30, 2008 and 2007, and cash flows for the nine month periods ended September 30, 2008 and 2007 have been made in conformity with generally accepted accounting principles. Because of seasonal and other factors, the results of operations for the nine month period ended September 30, 2008 may not be indicative of expected results of operations for the year ending December 31, 2008. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2007.
Stockholders’ Equity
     On December 13, 2007, the Company’s Board of Directors authorized a $200 million stock repurchase program of its common stock. This program allows for the repurchase of the Company’s common stock through December 31, 2009. During the three months and nine months ended September 30, 2008, 150,000 and 621,100 shares were repurchased under this program at a cost of approximately $3.8 million and $16.0 million, respectively. The shares of common stock purchased during the three months ended September 30, 2008 were cash settled in October 2008. On October 3, 2008, the Company repurchased under the program 1,994,400 shares of its common stock in a privately negotiated transaction at a cost of approximately $42.2 million. Since the inception of this program through October 3, 2008, the Company had purchased a total of 2,719,700 shares at a cost of approximately $61.1 million.
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

     Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of September 30, 2008
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$160.4	$—	$—	$160.4
Restricted assets (1)	131.7	—	—	131.7

Total assets	$292.1	$—	$—	$292.1

Liabilities:
Fuel derivative instruments (2)	$—	$2.0	$—	$2.0
Interest rate hedges (2)	—	0.9	—	0.9

Total liabilities	$—	$2.9	$—	$2.9

(1)	Restricted assets are included in Other assets on the Consolidated Balance Sheet and are comprised of cash equivalents.

(2)	Fuel derivative instruments and interest rate hedges are included in Other liabilities on the Consolidated Balance Sheet.
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
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedge items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.
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
     In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement) (“APB 14-1”). APB 14-1 requires that issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods.
     The accounting for these types of instruments under APB 14-1 is intended to appropriately reflect the underlying economics by capturing the value of the conversion options as borrowing costs; therefore, recognizing their potential dilutive effects on earnings per share.
     The effective date of APB 14-1 is for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and does not permit earlier application. However, the transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments. In June 2006, Trinity issued $450 million in 3 7/8% Convertible Subordinated Notes due 2036. We plan to adopt APB 14-1 on January 1, 2009. Upon adoption of APB 14-1, we expect to revise prior periods by reclassifying $152.6 million of our Convertible Subordinated Notes from debt to capital in excess of par in the equity section of the balance sheet. Our interest expense will increase $4.5 million and $8.1 million for the years ended December 31, 2006 and 2007, respectively, and $6.6 million for the nine months ended September 30, 2008. Upon adoption, debt origination costs of $3.2 million will be reclassified against capital in excess of par.

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
     Sales and related net profits from the Rail Group to the Railcar Leasing and Management Services Group are recorded in the Rail Group and eliminated in consolidation. Sales between these groups are recorded at prices comparable to those charged to external customers giving consideration for quantity, features, and production demand. Sales of railcars from the lease fleet are included in the Railcar Leasing and Management Services Group. See Note 4 Equity Investment for discussion of sales to a company in which we have an equity investment.
     The financial information from continuing operations for these segments is shown in the tables below. We operate principally in North America.
Three Months Ended September 30, 2008

				Operating
	Revenues			Profit
	External	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$419.2	$333.5	$752.7	$56.8
Construction Products Group	193.7	7.3	201.0	17.3
Inland Barge Group	160.6	—	160.6	29.8
Energy Equipment Group	169.2	15.3	184.5	32.5
Railcar Leasing and Management Services Group	207.3	—	207.3	53.9
All Other	4.6	16.9	21.5	(4.1)
Corporate	—	—	—	(12.5)
Eliminations — Lease subsidiary	—	(323.0)	(323.0)	(9.9)
Eliminations — Other	—	(50.0)	(50.0)	(0.8)

Consolidated Total	$1,154.6	$—	$1,154.6	$163.0

Three Months Ended September 30, 2007

				Operating
	Revenues			Profit
	External	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$382.2	$239.1	$621.3	$96.5
Construction Products Group	193.8	0.4	194.2	19.0
Inland Barge Group	126.6	—	126.6	22.3
Energy Equipment Group	98.4	3.0	101.4	11.6
Railcar Leasing and Management Services Group	204.0	—	204.0	47.0
All Other	3.4	14.5	17.9	0.1
Corporate	—	—	—	(7.0)
Eliminations — Lease subsidiary	—	(235.4)	(235.4)	(37.3)
Eliminations — Other	—	(21.6)	(21.6)	(5.3)

Consolidated Total	$1,008.4	$—	$1,008.4	$146.9

Nine Months Ended September 30, 2008

				Operating
	Revenues			Profit
	External	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$1,101.8	$809.3	$1,911.1	$206.4
Construction Products Group	573.0	16.5	589.5	50.6
Inland Barge Group	449.3	—	449.3	83.5
Energy Equipment Group	449.7	21.6	471.3	76.1
Railcar Leasing and Management Services Group	413.5	—	413.5	124.0
All Other	11.7	46.4	58.1	1.4
Corporate	—	—	—	(29.7)
Eliminations — Lease subsidiary	—	(792.3)	(792.3)	(64.2)
Eliminations — Other	—	(101.5)	(101.5)	(8.9)

Consolidated Total	$2,999.0	$—	$2,999.0	$439.2

Nine Months Ended September 30, 2007

				Operating
	Revenues			Profit
	External	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$1,088.5	$700.6	$1,789.1	$271.2
Construction Products Group	553.9	0.8	554.7	44.9
Inland Barge Group	355.8	—	355.8	46.3
Energy Equipment Group	283.8	8.3	292.1	33.4
Railcar Leasing and Management Services Group	437.4	—	437.4	114.3
All Other	10.1	40.3	50.4	2.0
Corporate	—	—	—	(26.7)
Eliminations — Lease subsidiary	—	(690.9)	(690.9)	(115.8)
Eliminations — Other	—	(59.1)	(59.1)	(2.9)

Consolidated Total	$2,729.5	$—	$2,729.5	$366.7

Note 3. Railcar Leasing and Management Services Group
     The Railcar Leasing and Management Services Group (“Leasing Group”) provides fleet management, maintenance, and leasing services. Selected combined financial information for the Leasing Group is as follows:

	September 30, 2008	December 31, 2007
		(as reported)
	(in millions)
Cash	$12.8	$40.8
Leasing equipment:
Machinery and other	36.6	36.1
Equipment on lease	2,635.2	1,996.7

	2,671.8	2,032.8
Accumulated depreciation	(214.1)	(214.4)

	2,457.7	1,818.4

Restricted assets	131.7	129.1

Debt:
Recourse	61.4	75.7
Non-recourse	1,044.8	643.9

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Revenues	$207.3	$204.0	$413.5	$437.4
Operating profit	53.9	47.0	124.0	114.3
     For the three and nine months ended September 30, 2008, revenues of $52.6 million and operating profit of $5.7 million and revenues of $98.8 million and operating profit of $12.9 million, respectively, were related to sales of railcars from the lease fleet to a company in which Trinity holds an equity investment. For the three and nine months ended September 30, 2007, revenues of $93.8 million and operating profit of $12.7 million and revenues of $187.5 million and operating profit of $24.1 million, respectively, were related to sales of railcars from the lease fleet to a company in which Trinity holds an equity investment. See Note 4 Equity Investment.
     The Leasing Group’s interest expense, which is not a component of operating profit, was $16.3 million and $40.8 million for the three and nine months ended September 30, 2008, respectively, and $11.4 million and $31.0 million, respectively, for the same periods last year. Rent expense, which is a component of operating profit, was $11.3 million and $33.7 million for the three and nine months ended September 30, 2008, respectively, and $11.4 million and $34.0 million, respectively, for the same periods last year.
     Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured by Trinity’s rail subsidiaries and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Leasing Group primarily enters into operating leases. Future minimum rental revenues on leases in each year are as follows:

	Remaining
	three months
	of 2008	2009	2010	2011	2012	Thereafter	Total
	(in millions)
Future Minimum Rental Revenues on Leases	$53.7	$203.8	$184.1	$145.4	$114.8	$347.4	$1,049.2
     The Leasing Group’s debt consists of both recourse and non-recourse debt. See Note 8 for the form, maturities, and descriptions of the debt. Leasing Group equipment with a net book value of approximately $1,460.5 million is pledged as collateral for Leasing Group debt. Leasing Group equipment with a net book value of approximately $107.1 million is pledged as collateral against operating lease obligations.

     In prior years, the Leasing Group completed a series of financing transactions whereby railcars were sold to one or more separate independent owner trusts (“Trusts”). The Leasing Group leased railcars from the Trusts under operating leases and subleased the railcars to independent third party customers. See Note 4 of the December 31, 2007 Consolidated Financial Statements filed on Form 10-K for a detailed explanation of these financing transactions. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future minimum rental revenues related to these leases due to the Leasing Group are as follows:

	Remaining
	three months
	of 2008	2009	2010	2011	2012	Thereafter	Total
	(in millions)
Future Operating Lease Obligations of Trusts’ Cars	$11.8	$47.6	$40.7	$41.7	$44.9	$521.1	$707.8

Future Minimum Rental Revenues of Trusts’ Cars	$15.0	$52.4	$41.4	$33.2	$26.6	$82.3	$250.9
Note 4. Equity Investment
     In 2007, the Company and five other equity investors unrelated to the Company or its subsidiaries formed TRIP Rail Holdings LLC (“TRIP Holdings”) for the purpose of providing railcar leasing and management services in North America. TRIP Holdings, through its wholly-owned subsidiary, TRIP Rail Leasing LLC (“TRIP Leasing”) purchases railcars from the Company’s Rail and Leasing Groups funded by capital contributions from TRIP Holdings’ equity investors and third-party debt. The Company agreed to provide 20% of the total of all capital contributions required by TRIP Holdings up to a total commitment of $49.0 million in exchange for 20% of the equity in TRIP Holdings. The Company will receive 20% of the distributions made from TRIP Holdings to equity investors and has a 20% interest in the net assets of TRIP Holdings upon a liquidation event. The terms of the Company’s 20% equity investment are identical to the terms of each of the other five equity investors. Railcars purchased from the Company by TRIP Leasing are required to be purchased at prices comparable with the prices of all similar railcars sold by the Company during the same period for new railcars and at prices based on third party appraised value for used railcars. The manager of TRIP Holdings, Trinity Industries Leasing Company (“TILC”), a wholly owned subsidiary of Trinity, may be removed without cause as a result of a majority vote of the non-Company equity members. In 2007, the Company contributed $21.3 million in capital to TRIP Holdings equal to its 20% pro rata share of total capital received in 2007 by TRIP Holdings from the equity investors of TRIP Holdings. Trinity funded an additional $3.4 million and $11.9 million, respectively, for the three and nine months ended September 30, 2008, pursuant to Trinity’s 20% equity ownership obligation under the formation agreements for TRIP Holdings, totaling a $33.2 million investment in TRIP Holdings as of September 30, 2008. Trinity’s remaining equity commitment to TRIP Holdings is $15.8 million, which is expected to be completely funded by the end of 2009. The Company also paid $13.8 million in structuring and placement fees to the principal underwriter in conjunction with the formation of TRIP Holdings that are expensed on a pro rata basis as railcars are purchased from the Company. For the three and nine months ended September 30, 2008, $1.1 million and $3.8 million, respectively, of these structuring and placement fees were expensed, leaving a net unamortized balance of $4.9 million as of September 30, 2008. Such expense is treated as sales commissions included in operating costs in the Company’s Consolidated Statements of Operations. As of September 30, 2008, TRIP Leasing had purchased $900.8 million of railcars from the Company and plans to purchase an additional $499.2 million.
     Sales of railcars to TRIP Leasing and related gains for the three and nine month periods ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Rail Group:
Sales of railcars to TRIP Leasing	$56.8	$138.5	$285.8	$138.5
Gain on sales of railcars to TRIP Leasing	$6.5	$26.2	$51.3	$26.2
Deferral of gain on sales of railcars to TRIP Leasing based on Trinity’s 20% equity interest	$1.4	$5.3	$10.3	$5.3

TILC:
Sales of railcars to TRIP Leasing	$52.6	$93.8	$98.8	$187.5
Gain on sales of railcars to TRIP Leasing	$7.1	$15.9	$16.1	$30.3
Deferral of gain on sales of railcars to TRIP Leasing based on Trinity’s 20% equity interest	$1.4	$3.2	$3.2	$6.2

     Administrative fees for the three and nine month periods ended September 30, 2008, were $1.0 million and $3.1 million, respectively. Fees for the same period in the prior year were insignificant.
     In June 2008, the Company entered into an agreement with an equity investor of TRIP Holdings potentially requiring Trinity to acquire from the equity investor up to an additional 5% equity ownership in TRIP Holdings if the option is exercised to its fullest extent. In that event, the Company would own a 25% equity ownership in TRIP Holdings, increasing the Company’s total commitment by $12.3 million to $61.3 million, of which $33.2 million had been paid. Should this agreement be exercised, the treatment of TRIP Holdings in the Company’s consolidated financial statements does not change. The exercise period for the agreement is from September 2008 until January 2009.
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
     Interest rate hedges
     In anticipation of a future debt issuance, we entered into interest rate swap transactions during the fourth quarter of 2006 and during 2007. These instruments, with a notional amount of $370 million, hedged the interest rate on a portion of a future debt issuance associated with an anticipated railcar leasing transaction, which closed in May 2008. These instruments settled during the second quarter of 2008. The weighted average fixed interest rate under these instruments was 5.34%. These interest rate swaps were being accounted for as cash flow hedges with changes in the fair value of the instruments of $24.5 million of loss recorded in Accumulated Other Comprehensive Loss (“AOCL”) through the date the related debt issuance closed with a principal balance of $572.2 million in May 2008. The balance is being amortized over the term of the related debt. At September 30, 2008, the balance remaining in AOCL was $22.9 million. The effect on the consolidated statement of operations for the three and nine months ended September 30, 2008 was expense of $1.1 million and $6.1 million, respectively. The expense for the nine months ended September 30, 2008 was primarily due to the ineffective portion of the hedges associated with hedged interest payments that will not be made.
     In May 2008, we entered into an interest rate swap transaction which is being used to fix the LIBOR component of the debt issuance which closed in May 2008. The fixed interest rate under this instrument is 4.126%. The amount recorded for this instrument as of September 30, 2008 in the consolidated balance sheet was a liability of $0.9 million, with $0.5 million of expense in AOCL. The effect on the consolidated statement of operations for the three and nine month periods ended September 30, 2008 was expense of $2.3 million and $3.4 million, respectively.
     During 2005 and 2006, we entered into interest rate swap transactions in anticipation of a future debt issuance. These instruments, with a notional amount of $200 million, fixed the interest rate on a portion of a future debt issuance associated with a railcar leasing transaction in 2006 and settled at maturity in the first quarter of 2006. The weighted average fixed interest rate under these instruments was 4.87%. These interest rate swaps were being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in AOCL through the date the related debt issuance closed in May 2006. The balance is being amortized over the term of the related debt. At September 30, 2008, the balance remaining in AOCL was $3.5 million. The effect of the amortization on the consolidated statement of operations for the three and nine month periods ended September 30, 2008 was income of $0.1 million and $0.3 million, respectively. The effect on the same periods in the prior year was $0.1 million and $0.3 million, respectively.
     Natural gas and diesel fuel
     We continued a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. In July of 2008, we settled our outstanding diesel fuel hedge contracts. The effect of the settled diesel fuel contracts on the consolidated statement of operations for the three and nine month periods ended September 30, 2008 was income of $1.1 million. The amount recorded in the consolidated balance sheet for natural gas hedges was a liability of $2.0 million as of September 30, 2008 and $1.2 million of expense in AOCL for both derivative instruments. The effect of both derivatives on the consolidated statement of operations for the three and nine month periods ended September 30, 2008 was expense of $0.4 million and income of $9.5 million, respectively, including losses of $1.7 million and gains of $5.2 million resulting from the mark to market valuation for the three and nine months periods ended September 30, 2008, respectively. For the three and nine month periods ended September 30, 2007 the effect on the consolidated statement of operations was income of $0.1 million and $1.1 million, respectively.
     Zinc
     We also continued a program to mitigate the impact of fluctuations in the price of zinc purchases. The intent of this program is to protect our operating profit from adverse price changes by entering into derivative instruments. These instruments are short term with monthly maturities and no remaining balances in AOCL as of September 30, 2008. The effect on the consolidated statement of operations for the three months ended September 30, 2008 was not material. The effect on the consolidated statement of operations for the nine months ended September 30, 2008 was income of $0.9 million and for the three and nine month periods ended September 30, 2007 was income of $1.2 million and $2.0 million, respectively.
Note 6. Property, Plant, and Equipment
     The following table summarizes the components of property, plant, and equipment as of September 30, 2008 and December 31, 2007.

	September 30,	December 31,
	2008	2007
		(as reported)
	(in millions)
Corporate/Manufacturing:
Land	$37.7	$36.5
Buildings and improvements	366.2	341.3
Machinery and other	654.8	608.0
Construction in progress	66.4	79.8

	1,125.1	1,065.6
Less accumulated depreciation	(585.9)	(565.4)

	539.2	500.2

Leasing:
Machinery and other	36.6	36.1
Equipment on lease	2,635.2	1,996.7

	2,671.8	2,032.8
Less accumulated depreciation	(214.1)	(214.4)

	2,457.7	1,818.4

Deferred profit on railcars sold to the Leasing Group	(325.1)	(248.8)

	$2,671.8	$2,069.8

Note 7. Warranties
     The Company provides warranties against workmanship and materials defects ranging from one to five years depending on the product. The warranty costs are estimated using a two step approach. First, an estimate is made for the cost of all claims that have been filed by a customer. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. The Company provides for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assesses the adequacy of the resulting reserves on a quarterly basis. The changes in the accruals for warranties for the three and nine month periods ended September 30, 2008 and 2007 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Beginning balance	$29.6	$26.2	$28.3	$28.6
Warranty costs incurred	(1.6)	(1.9)	(4.3)	(8.3)
Product warranty accrual	0.7	3.2	4.7	7.2

Ending balance	$28.7	$27.5	$28.7	$27.5

Note 8. Debt
     The following table summarizes the components of debt as of September 30, 2008 and December 31, 2007.

	September 30,	December 31,
	2008	2007
		(as reported)
	(in millions)
Corporate/Manufacturing — Recourse:
Revolving commitment	$—	$—
Convertible subordinated notes	450.0	450.0
Senior notes	201.5	201.5
Other	3.0	3.1

	654.5	654.6

Leasing — Recourse:
Equipment trust certificates	61.4	75.7

	715.9	730.3

Leasing — Non-recourse:
Secured railcar equipment notes	323.5	334.1
Warehouse facility	157.3	309.8
Promissory notes	564.0	—

	1,044.8	643.9

Total debt	$1,760.7	$1,374.2

     Trinity’s revolving credit facility requires maintenance of ratios related to interest coverage for the leasing and manufacturing operations, leverage, and minimum net worth. At September 30, 2008, there were no borrowings under our $425 million revolving credit facility. After $100.4 million was considered for letters of credit, $324.6 million was available under the revolving credit facility. Interest on the revolving credit facility is calculated at prime or LIBOR plus 75 basis points.
     On October 15, 2008, the Company sent a notice to the holders of its Convertible Subordinated Notes. This notice, as required by the Indenture, notified the holders that as a result of increases in the Company’s dividend, the Conversion Rate has been adjusted to 19.2004 and the Conversion Price has been adjusted to $52.08.
     In May 2008, Trinity Rail Leasing VI LLC, a Delaware limited liability company (“TRL VI”), a limited purpose, indirect wholly-owned subsidiary of Trinity, issued $572.2 million of 30-year promissory notes (the “Promissory Notes”) to financial institutions. The Promissory Notes were secured by a portfolio of railcars valued at approximately $743.1 million, operating leases thereon, and certain cash reserves. The Promissory Notes are obligations of TRL VI and are non-recourse to Trinity. TRL VI acquired the railcars securing the Promissory Notes by purchase from TILC and a subsidiary. The proceeds were used to repay a portion of our warehouse facility and to finance unencumbered railcars on our consolidated balance sheet. TILC entered into certain agreements relating to the transfer of the railcars to TRL VI and the management and servicing of TRL VI’s assets. The Promissory Notes bear interest at a floating rate of one-month LIBOR plus a margin of 1.50%. The LIBOR portion of the interest rate on the Promissory Notes is fixed at approximately 4.13% for the first seven years from the date of issuance of the Promissory Notes through interest rate hedges. The interest rate margin on the Promissory Notes will increase by 0.50% on each of the seventh and eighth anniversary dates of the issuance of the Promissory Notes and by an additional 2.00% on the tenth anniversary date of the issuance of the Promissory Notes. The Promissory Notes may be prepaid at any time and may be prepaid without penalty at any time after the third anniversary date of the issuance of the Promissory Notes.
     In February 2008, TILC increased its warehouse facility to $600 million with the availability period of the facility remaining through August 2009. This facility, established to finance railcars owned by TILC, had $157.3 million outstanding as of September 30, 2008. The warehouse facility matures August 2009 and, unless renewed, will be payable in three equal installments in February 2010, August 2010, and February 2011. Railcars financed by the warehouse facility have historically been refinanced under long-term financing agreements. Specific railcars and the underlying leases secure the facility. Advances under the facility may not exceed 78% of the fair market value of the eligible railcars securing the facility as defined by the agreement. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in rate of 3.59% at September 30, 2008. At September 30, 2008, $442.7 million was available under this facility.
     Terms and conditions of other debt, including recourse and non-recourse provisions, are described in Note 10 of the December 31, 2007 Consolidated Financial Statements filed on Form 10-K.

     The remaining principal payments under existing debt agreements as of September 30, 2008 are as follows:

	Remaining
	three months
	of 2008	2009	2010	2011	2012	Thereafter
	(in millions)
Recourse:
Corporate/Manufacturing	$0.4	$0.6	$0.2	$0.3	$0.2	$652.8
Leasing – equipment trust certificates (Note 3)	—	61.4	—	—	—	—
Non-recourse:
Leasing – secured railcar equipment notes (Note 3)	3.6	15.3	16.5	14.9	13.7	259.5
Leasing – warehouse facility (Note 3)	1.4	4.3	101.1	50.5	—	—
Leasing – promissory notes (Note 3)	6.4	26.3	27.6	29.0	30.9	443.8

Total principal payments	$11.8	$107.9	$145.4	$94.7	$44.8	$1,356.1

Note 9. Other, Net
     Other, net (income) expense consists of the following items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Gain on disposition of property, plant, and equipment	$(0.3)	$(3.4)	$(10.8)	$(17.5)
Foreign currency exchange transactions	1.4	(0.2)	(2.0)	(1.8)
Write-down of equity investment	—	—	—	5.4
(Gain) loss on equity investments	(0.1)	0.5	(0.5)	0.9
Other	(2.1)	(0.5)	(1.1)	(1.5)

Other, net	$(1.1)	$(3.6)	$(14.4)	$(14.5)

Note 10. Income Taxes
     On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. See Note 12 of the December 31, 2007 Consolidated Financial Statements filed on Form 10-K for a detailed explanation of the impact of FIN 48.
     The change in unrecognized tax benefits for the nine months ended September 30, 2008 and 2007 was as follows:

	Nine Months Ended
	September 30,
	2008	2007
	(in millions)
Beginning balance	$23.7	$32.0
Additions for tax positions related to the current year	2.0	—
Additions for tax positions of prior years	5.9	1.9
Reductions for tax positions of prior years	(1.6)	(11.3)
Expiration of statute of limitations	(0.4)	—
Settlements	—	(0.5)

Ending balance	$29.6	$22.1

     The additions for the nine months ended September 30, 2008, were amounts provided for tax positions previously taken in foreign jurisdictions and tax positions taken for state income tax purposes as well as deferred tax liabilities that have been reclassed to uncertain tax positions.
     The reduction for tax positions of prior years for the nine months ended September 30, 2008 related primarily to the completion of state audits in which the tax position was not challenged by the state and for which the position is now effectively settled.

     The total amount of unrecognized tax benefits at September 30, 2008 that would affect the Company’s effective tax rate if recognized was $16.7 million. There is a reasonable possibility that unrecognized Federal and state tax benefits will decrease by September 30, 2009 due to a lapse in the statute of limitations for assessing tax. As of September 30, 2008, the amounts subject to a lapse in statute by September 30, 2009 totaled $0.4 million. Further, there is a reasonable possibility that the unrecognized tax benefits related to Federal and state tax positions will decrease significantly by September 30, 2009 due to settlements with taxing authorities. As of September 30, 2008, the amounts expected to settle or lapse in the statute of limitations by September 30, 2009 totaled $7.8 million.
     Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of September 30, 2008 and December 31, 2007 was $10.0 million and $8.0 million, respectively.
     Income tax expense for the three and nine months ended September 30, 2008 included $(0.9) million and $1.9 million, respectively, in interest expense and penalties related to uncertain tax positions. Income tax expense for the three and nine months ended September 30, 2007, included $(0.7) million and $1.7 million, respectively, in interest expense and penalties related to uncertain tax positions.
     We are currently under Internal Revenue Service (“IRS”) examination for the tax years ended 1998 through 2002 and 2004 through 2005, thus our statute remains open from the year ended March 31, 1998, forward. Due to known disagreements with the IRS on certain issues, we expect the 2004 through 2005 examination to continue for an undeterminable period as those issues are resolved at the agent and appeals levels. We expect the 1998 through 2002 examination to be completed within the next three to six months. All but one issue has been agreed upon by us and the IRS and that issue has been litigated in Tax Court. In addition, statutes of limitations governing the right of Mexico’s tax authorities to audit the tax returns of our Mexican operations remain open for the 2002 tax year forward. Our Mexican subsidiaries are currently under audit for their 2002 and 2003 tax years. Additionally our Swiss subsidiary is under audit for the 2006 tax year. We expect these non-U.S. tax examinations to be completed within the next three to six months. Our various European subsidiaries, including the subsidiaries that were sold during 2006, are impacted by various statutes of limitations which are generally open from 2003 forward. An exception to this is our discontinued Romanian operations, which have been audited through 2004. Generally, states’ statutes in the United States are open from 2002 forward.
Note 11. Employee Retirement Plans
     The following table summarizes the components of net periodic pension cost for the Company.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Service cost	$2.5	$2.8	$7.3	$8.5
Interest	5.2	4.9	15.6	14.7
Expected return on assets	(5.1)	(4.4)	(15.1)	(13.2)
Amortization and deferral	0.5	1.1	1.5	3.2
Profit sharing	2.2	1.9	6.1	5.2

Net expenses	$5.3	$6.3	$15.4	$18.4

     Trinity contributed $13.9 million and $21.6 million to the Company’s defined benefit pension plans for the three and nine month periods ended September 30, 2008, respectively. Trinity contributed $6.3 million and $12.7 million to the Company’s defined benefit pension plans for the three and nine month periods ended September 30, 2007, respectively. Total contributions to our pension plans in 2008 are expected to be approximately $25.6 million.

Note 12. Accumulated Other Comprehensive Loss
     Comprehensive net income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Net income	$90.1	$87.0	$241.0	$214.8
Other comprehensive income (loss):
Change in currency translation adjustments, net of tax expense of $0.1, $0.1, $0.1, and $0.1	—	0.2	0.1	0.2
Change in unrealized loss on derivative financial instruments, net of tax (benefit) of $(2.6), $(4.4), $(3.4), and $(0.3)	(5.1)	(7.1)	(5.4)	(0.4)
Other changes net of tax (benefit) of $—, $—, $(0.4), and $—	—	—	(0.6)	—

Comprehensive net income	$85.0	$80.1	$235.1	$214.6

     The components of accumulated other comprehensive loss are as follows:

	September 30,	December 31,
	2008	2007
		(as reported)
	(in millions)
Currency translation adjustments	$(17.2)	$(17.3)
Unrealized loss on derivative financial instruments	(13.9)	(8.5)
Funded status of pension liability	(35.8)	(35.8)
Other items	(0.6)	—

	$(67.5)	$(61.6)

Note 13. Stock-Based Compensation
     Stock-based compensation totaled approximately $4.9 million and $15.0 million for the three and nine months ended September 30, 2008, respectively. Stock-based compensation totaled approximately $5.3 million and $13.5 million for the three and nine months ended September 30, 2007, respectively.
Note 14. Net Income Per Common Share
     Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Except when the effect would be anti-dilutive, the calculation of diluted net income per common share includes the impact of shares that could be issued under outstanding stock options. Anti-dilutive stock options for the three and nine month periods ended September 30, 2008 were equivalent to 0.1 million and 0.2 million shares, respectively. Anti-dilutive stock options for the three and nine month periods ended September 30, 2007 were equivalent to 0.2 million and 0.1 million shares.
     The computation of basic and diluted net income applicable to common stockholders is as follows:

	Three Months Ended			Three Months Ended
	September 30, 2008			September 30, 2007
	(in millions, except per share amounts)
	Income	Average		Income	Average
	(Loss)	Shares	EPS	(Loss)	Shares	EPS

Income from continuing operations – basic	$91.5	79.1	$1.16	$87.2	79.1	$1.10

Effect of dilutive securities:
Stock options	—	1.3		—	1.5

Income from continuing operations – diluted	$91.5	80.4	$1.14	$87.2	80.6	$1.08

Loss from discontinued operations, net of taxes – basic	$(1.4)	79.1	$(0.02)	$(0.2)	79.1	$—

Effect of dilutive securities:
Stock options	—	1.3		—	1.5

Loss from discontinued operations, net of taxes – diluted	$(1.4)	80.4	$(0.02)	$(0.2)	80.6	$—

	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007
	(in millions, except per share amounts)
	Income	Average		Income	Average
	(Loss)	Shares	EPS	(Loss)	Shares	EPS

Income from continuing operations – basic	$242.7	79.0	$3.07	$215.3	78.8	$2.73

Effect of dilutive securities:
Stock options	—	1.5		—	1.7

Income from continuing operations – diluted	$242.7	80.5	$3.01	$215.3	80.5	$2.67

Loss from discontinued operations, net of taxes – basic	$(1.7)	79.0	$(0.02)	$(0.5)	78.8	$—

Effect of dilutive securities:
Stock options	—	1.5		—	1.7

Loss from discontinued operations, net of taxes – diluted	$(1.7)	80.5	$(0.02)	$(0.5)	80.5	$—

Note 15. Contingencies
     Barge Litigation
     The Company and its wholly owned subsidiary, Trinity Marine Products, Inc. were co-defendants in a class-action lawsuit filed in April 2003 entitled Waxler Transportation Company, Inc. v. Trinity Marine Products, Inc., et al. (Suit No. 49-741, Division “B” in the 25th Judicial District Court in and for the Parish of Plaquemines, Louisiana: the “Waxler Case”). A settlement of this case was approved by the court and became final February 9, 2008. The Court Appointed Disbursing Agent (“CADA”) has prepared an Allocation Plan and Distribution Plan for the disbursement of settlement compensation that is pending Court approval. As of September 30, 2008, based on instructions from the CADA to the settlement funds escrow agent, the Company has received $2.0 million in refund of unclaimed settlement funds.
     Other Litigation
     Transit Mix was named as a defendant in a case involving the death of an employee of an independent contractor who was working at a Transit Mix facility. A jury verdict in favor of the plaintiff was appealed and a take-nothing judgment was rendered by the Eleventh Court of Appeals, State of Texas. Plaintiffs filed a motion for rehearing in such court, which was denied. On March 22, 2007, Plaintiffs filed their Petition for Review with the Texas Supreme Court. The Texas Supreme Court denied the Plaintiff’s Petition for Review on February 22, 2008, and the Plaintiff filed a Motion for Rehearing on April 9, 2008. The Motion for Rehearing was denied by the Texas Supreme Court on June 27, 2008. On September 25, 2008, Plaintiffs filed a Writ of Certiorari with the United States Supreme Court and the Company plans to file a brief response in opposition.
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
     We are subject to Federal, state, local, and foreign laws and regulations relating to the environment and the workplace. We have reserved $8.1 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. Other than with respect to the foregoing, we believe that we are currently in substantial compliance with environmental and workplace laws and regulations.

Note 16. Financial Statements for Guarantors of the Senior Debt
     The Company’s senior debt is fully and unconditionally and jointly and severally guaranteed by certain of Trinity’s wholly owned subsidiaries: Transit Mix Concrete & Materials Company, Trinity Industries Leasing Company, Trinity Marine Products, Inc., Trinity Rail Group, LLC, Trinity North American Freight Car, Inc., Trinity Tank Car, Inc., and Trinity Parts & Components, LLC. No other subsidiaries guarantee the senior debt. As of September 30, 2008, assets held by the non-guarantor subsidiaries include $131.7 million of restricted assets that are not available for distribution to Trinity Industries, Inc. (“Parent”), $1,341.0 million of equipment securing certain debt, $107.1 million of equipment securing certain lease obligations held by the non-guarantor subsidiaries, and $301.5 million of assets located in foreign locations. As of December 31, 2007, assets held by the non-guarantor subsidiaries include $129.1 million of restricted assets that are not available for distribution to the Parent, $811.1 million of equipment securing certain debt, $109.8 million of equipment securing certain lease obligations held by the non-guarantor subsidiaries, and $277.9 million of assets located in foreign locations.
Statement of Operations
For the Three Months Ended September 30, 2008

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$(0.1)	$769.1	$576.9	$(191.3)	$1,154.6
Cost of revenues	15.1	647.8	457.2	(191.3)	928.8
Selling, engineering, and administrative expenses	12.5	27.4	22.9	—	62.8

	27.6	675.2	480.1	(191.3)	991.6

Operating profit (loss)	(27.7)	93.9	96.8	—	163.0
Other (income) expense	(109.9)	5.4	15.1	112.6	23.2

Income from continuing operations before income taxes	82.2	88.5	81.7	(112.6)	139.8
Provision (benefit) for income taxes	(7.9)	29.6	26.6	—	48.3

Income from continuing operations	90.1	58.9	55.1	(112.6)	91.5
Loss from discontinued operations, net of benefit for income taxes of $(0.1)	—	—	(1.4)	—	(1.4)

Net income	$90.1	$58.9	$53.7	$(112.6)	$90.1

Statement of Operations
For the Nine Months Ended September 30, 2008

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$6.2	$1,958.9	$1,505.3	$(471.4)	$2,999.0
Cost of revenues	77.9	1,572.0	1,197.3	(471.4)	2,375.8
Selling, engineering and administrative expenses	30.3	86.6	67.1	—	184.0

	108.2	1,658.6	1,264.4	(471.4)	2,559.8

Operating profit (loss)	(102.0)	300.3	240.9	—	439.2
Other (income) expense	(312.8)	1.9	43.9	319.4	52.4

Income from continuing operations before income taxes	210.8	298.4	197.0	(319.4)	386.8
Provision (benefit) for income taxes	(30.2)	104.2	70.1	—	144.1

Income from continuing operations	241.0	194.2	126.9	(319.4)	242.7
Loss from discontinued operations, net of benefit for income taxes of ($0.2)	—	—	(1.7)	—	(1.7)

Net income	$241.0	$194.2	$125.2	$(319.4)	$241.0

Statement of Operations
For the Three Months Ended September 30, 2007

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$3.2	$721.6	$408.8	$(125.2)	$1,008.4
Cost of revenues	44.9	556.7	328.5	(125.2)	804.9
Selling, engineering, and administrative expenses	7.5	29.7	19.4	—	56.6

	52.4	586.4	347.9	(125.2)	861.5

Operating profit (loss)	(49.2)	135.2	60.9	—	146.9
Other (income) expense	(121.6)	(21.4)	13.1	143.3	13.4

Income from continuing operations before income taxes	72.4	156.6	47.8	(143.3)	133.5
Provision (benefit) for income taxes	(14.6)	42.9	18.0	—	46.3

Income from continuing operations	87.0	113.7	29.8	(143.3)	87.2
Loss from discontinued operations, net of benefit for income taxes of ($0.1)	—	—	(0.2)	—	(0.2)

Net income	$87.0	$113.7	$29.6	$(143.3)	$87.0

Statement of Operations
For the Nine Months Ended September 30, 2007

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$56.2	$1,881.1	$1,220.9	$(428.7)	$2,729.5
Cost of revenues	167.7	1,460.6	994.9	(428.7)	2,194.5
Selling, engineering and administrative expenses	28.0	84.5	55.8	—	168.3

	195.7	1,545.1	1,050.7	(428.7)	2,362.8

Operating profit (loss)	(139.5)	336.0	170.2	—	366.7
Other (income) expense	(313.9)	1.4	41.2	303.8	32.5

Income from continuing operations before income taxes	174.4	334.6	129.0	(303.8)	334.2
Provision (benefit) for income taxes	(40.4)	112.9	46.4	—	118.9

Income from continuing operations	214.8	221.7	82.6	(303.8)	215.3
Loss from discontinued operations, net of benefit for income taxes of ($0.2)	—	—	(0.5)	—	(0.5)

Net income	$214.8	$221.7	$82.1	$(303.8)	$214.8

Balance Sheet
September 30, 2008

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$162.6	$0.8	$19.8	$—	$183.2
Receivables, net of allowance	0.8	169.6	183.2	—	353.6
Inventory	—	448.0	234.2	—	682.2
Property, plant, and equipment, net	20.8	880.0	1,771.0	—	2,671.8
Investments in subsidiaries/intercompany receivable (payable), net	2,649.4	(49.8)	413.4	(3,013.0)	—
Goodwill and other assets	96.5	437.7	305.1	(2.5)	836.8

	$2,930.1	$1,886.3	$2,926.7	$(3,015.5)	$4,727.6

Liabilities:
Accounts payable and accrued liabilities	$226.6	$183.0	$221.6	$—	$631.2
Debt	651.5	64.4	1,044.8	—	1,760.7
Deferred income	62.9	3.2	3.5	—	69.6
Other liabilities	61.0	274.8	4.7	(2.5)	338.0
Total stockholders’ equity	1,928.1	1,360.9	1,652.1	(3,013.0)	1,928.1

	$2,930.1	$1,886.3	$2,926.7	$(3,015.5)	$4,727.6

Balance Sheet
December 31, 2007
(as reported)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$238.0	$0.7	$50.9	$—	$289.6
Receivables, net of allowance	5.8	156.6	134.1	—	296.5
Inventory	5.3	412.1	169.3	—	586.7
Property, plant, and equipment, net	22.5	807.1	1,240.2	—	2,069.8
Investments in subsidiaries/ intercompany receivable (payable), net	2,271.3	(522.4)	314.2	(2,063.1)	—
Goodwill and other assets	227.4	440.9	264.2	(131.9)	800.6

	$2,770.3	$1,295.0	$2,172.9	$(2,195.0)	$4,043.2

Liabilities:
Accounts payable and accrued liabilities	$307.4	$174.2	$202.7	$—	$684.3
Debt	651.7	78.5	644.0	—	1,374.2
Deferred income	32.3	3.9	22.2	—	58.4
Other liabilities	52.2	274.8	4.5	(131.9)	199.6
Total stockholders’ equity	1,726.7	763.6	1,299.5	(2,063.1)	1,726.7

	$2,770.3	$1,295.0	$2,172.9	$(2,195.0)	$4,043.2

Statement of Cash Flows
For the Nine Months Ended September 30, 2008

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash provided (required) by operating activities	$(48.9)	$86.6	$144.9	$—	$182.6
Net cash provided (required) by investing activities	0.4	(72.5)	(576.7)	—	(648.8)
Net cash provided (required) by financing activities	(26.9)	(14.0)	400.7	—	359.8

Net increase (decrease) in cash and cash equivalents	(75.4)	0.1	(31.1)	—	(106.4)
Cash and cash equivalents at beginning of period	238.0	0.7	50.9	—	289.6

Cash and cash equivalents at end of period	$162.6	$0.8	$19.8	$—	$183.2

Statement of Cash Flows
For the Nine Months Ended September 30, 2007

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash provided (required) by operating activities	$(111.3)	$64.3	$235.2	$—	$188.2
Net cash provided (required) by investing activities	9.3	(21.4)	(474.1)	—	(486.2)
Net cash provided (required) by financing activities	3.4	(42.7)	248.2	—	208.9

Net increase (decrease) in cash and cash equivalents	(98.6)	0.2	9.3	—	(89.1)
Cash and cash equivalents at beginning of period	283.1	0.2	28.2	—	311.5

Cash and cash equivalents at end of period	$184.5	$0.4	$37.5	$—	$222.4

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
     On December 13, 2007, the Company’s Board of Directors authorized a $200 million stock repurchase program of its common stock. This program allows for the repurchase of the Company’s common stock through December 31, 2009. During the three months and nine months ended September 30, 2008, 150,000 and 621,100 shares were repurchased under this program at a cost of approximately $3.8 million and $16.0 million, respectively. The shares of common stock purchased during the three months ended September 30, 2008 were cash settled in October 2008. On October 3, 2008, the Company repurchased under the program 1,994,400 shares of its common stock in a privately negotiated transaction at a cost of approximately $42.2 million. Since the inception of this program through October 3, 2008, the Company had repurchased a total of 2,719,700 shares at a cost of approximately $61.1 million.
Overall Summary for Continuing Operations
     Revenues

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
	($ in millions)
Rail Group	$419.2	$333.5	$752.7	$382.2	$239.1	$621.3	21.1%
Construction Products Group	193.7	7.3	201.0	193.8	0.4	194.2	3.5
Inland Barge Group	160.6	—	160.6	126.6	—	126.6	26.9
Energy Equipment Group	169.2	15.3	184.5	98.4	3.0	101.4	82.0
Railcar Leasing and Management Services Group	207.3	—	207.3	204.0	—	204.0	1.6
All Other	4.6	16.9	21.5	3.4	14.5	17.9	20.1
Eliminations — lease subsidiary	—	(323.0)	(323.0)	—	(235.4)	(235.4)
Eliminations — other	—	(50.0)	(50.0)	—	(21.6)	(21.6)

Consolidated Total	$1,154.6	$—	$1,154.6	$1,008.4	$—	$1,008.4	14.5

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
	($ in millions)
Rail Group	$1,101.8	$809.3	$1,911.1	$1,088.5	$700.6	$1,789.1	6.8%
Construction Products Group	573.0	16.5	589.5	553.9	0.8	554.7	6.3
Inland Barge Group	449.3	—	449.3	355.8	—	355.8	26.3
Energy Equipment Group	449.7	21.6	471.3	283.8	8.3	292.1	61.3
Railcar Leasing and Management Services Group	413.5	—	413.5	437.4	—	437.4	(5.5)
All Other	11.7	46.4	58.1	10.1	40.3	50.4	15.3
Eliminations — lease subsidiary	—	(792.3)	(792.3)	—	(690.9)	(690.9)
Eliminations — other	—	(101.5)	(101.5)	—	(59.1)	(59.1)

Consolidated Total	$2,999.0	$—	$2,999.0	$2,729.5	$—	$2,729.5	9.9

     Revenues for the three and nine month periods ended September 30, 2008 increased as compared to the same periods in the prior year due to improved sales in all our business groups, except the Railcar Leasing and Management Services Group (“Leasing Group”) for the nine month period. Revenues for the Rail Group improved due to an increase in shipments for the three and nine months ended September 30, 2008 as compared to the same periods in 2007. Revenues for the Construction Products Group improved for the nine month period ended September 30, 2008 due to increased sales volumes in our highway products business offset by decreased volumes in our bridge girder business and the impact of divestitures in the concrete and aggregates businesses. For the three months ended September 30, 2008, revenues of the

Construction Products Group were also offset by lower revenues in the concrete and aggregates businesses due to adverse weather conditions in Texas and Louisiana. Inland Barge Group revenues increased primarily as a result of greater barge shipments, a change in the mix of barges sold, and an increase in raw material costs resulting in higher sales prices. An increase in structural wind towers sales was the primary reason for the increase in revenues in the Energy Equipment Group. The increase in the Leasing Group revenues for the three months ended September 30, 2008 as compared to the same period in the prior year was primarily the result of higher rental revenues resulting from additions to the lease and management fleet, partially offset by a decrease in sales of cars from the lease fleet. For the nine month period ended September 30, 2008, the decline in sales of cars from the lease fleet caused an overall decrease in revenues in the Leasing Group.
     Operating Profit (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(in millions)
Rail Group	$56.8	$96.5	$206.4	$271.2
Construction Products Group	17.3	19.0	50.6	44.9
Inland Barge Group	29.8	22.3	83.5	46.3
Energy Equipment Group	32.5	11.6	76.1	33.4
Railcar Leasing and Management Services Group	53.9	47.0	124.0	114.3
All Other	(4.1)	0.1	1.4	2.0
Corporate	(12.5)	(7.0)	(29.7)	(26.7)
Eliminations — lease subsidiary	(9.9)	(37.3)	(64.2)	(115.8)
Eliminations — other	(0.8)	(5.3)	(8.9)	(2.9)

Consolidated Total	$163.0	$146.9	$439.2	$366.7

     Operating profit for the three and nine month periods ended September 30, 2008 increased as the result of overall higher revenues, an increase in the size of our lease and management fleet, and higher barge and structural wind tower sales. These increases in operating profit were offset by higher raw material costs and competitive pricing pressure in the market for new railcars.
     Other Income and Expense. Interest expense, net of interest income, was $24.3 million and $66.8 million, respectively, for the three and nine month periods ended September 30, 2008 compared to $17.0 million and $47.0 million, respectively, for the same periods last year. Interest income decreased $1.2 million over the same quarter last year and $4.2 million over the same nine month period last year as a result of lower interest rates and a decrease in cash available for investment. Interest expense increased $6.1 million and $15.6 million, respectively, over the same periods last year due to an increase in debt levels. For the nine month period ended September 30, 2008, $4.5 million of interest expense related to the ineffective portion of interest rate hedges. The decrease in Other, net for the three month period ended September 30, 2008 was primarily due to a decrease in the gain on disposition of property, plant, and equipment compared to the same period in the prior year. For the nine month period ended September 30, 2008, the decrease in Other, net was primarily due to a decrease in the gain on disposition of property, plant, and equipment compared to the same period in the prior year, partially offset by a write-down of an equity investment in the prior year period.
     Income Taxes. The current effective tax rates of 34.5% and 37.3%, respectively, for continuing operations for the three and nine month periods ended September 30, 2008 varied from the statutory rate of 35.0% due primarily to state income taxes, discrete adjustments related to foreign and state taxes, and true ups of federal deferred tax items. The prior year effective tax rates of 34.7% and 35.6%, respectively, for continuing operations for the three and nine month periods ended September 30, 2007 varied from the statutory rate of 35.0% due primarily to state income taxes, offset by an increase in the temporary credit to be applied against the Texas margin tax, the benefit of the domestic production deduction, and the utilization of capital losses previously not benefited. The increase in the deferred tax liability is primarily driven by the difference in the book and tax depreciation associated with the lease fleet.

Rail Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Percent	2008	2007	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Rail	$710.6	$584.7	21.5%	$1,782.1	$1,668.0	6.8%
Components	42.1	36.6	15.0	129.0	121.1	6.5

Total revenues	$752.7	$621.3	21.1	$1,911.1	$1,789.1	6.8

Operating profit	$56.8	$96.5		$206.4	$271.2
Operating profit margin	7.5%	15.5%		10.8%	15.2%
     Railcar shipments increased 21% to approximately 8,560 and 2.6% to approximately 21,150 during the three and nine month periods ended September 30, 2008, respectively, compared to the same periods in 2007. As of September 30, 2008, our Rail Group backlog was approximately $2.0 billion consisting of approximately 24,130 railcars. The railcar backlog dollar value as of September 30, 2008 and 2007 was as follows:

	As of September 30,
	2008	2007
	(in millions)
External Customers	$440.3	$843.8
TRIP Leasing	143.7	617.7
Leasing Group	1,442.5	1,168.7

Total	$2,026.5	$2,630.2

     The total amount of the backlog dedicated to the Leasing Group was supported by lease agreements with external customers. The final amount dedicated to the Leasing Group or TRIP Leasing may vary by the time of delivery. Sales for the three and nine month periods ended September 30, 2008 included $56.8 million and $285.8 million, respectively, in cars sold to TRIP Leasing, that resulted in a gain of $6.5 million and $51.3 million, respectively, of which $1.4 million and $10.3 million, respectively, in profit was deferred based on our 20% equity interest. Sales for the three and nine month periods ended September 30, 2007 included $138.5 million in cars sold to TRIP Leasing, that resulted in a gain of $26.2 million, of which $5.3 million in profit was deferred based on our 20% equity interest. See Note 4 Equity Investment of the Consolidated Financial Statements for information about TRIP Leasing.
     Operating profit for the Rail Group decreased $39.7 million and $64.8 million, respectively, for the three and nine month periods ended September 30, 2008 compared to the same periods last year. This decrease was primarily due to the competitive pricing environment, increases in raw material costs, and a reserve for future losses on railcar sales. Steel costs rose significantly during the first nine months of the year and remain volatile. On certain fixed price railcar contracts, actual cost increases and surcharges have caused the total cost of the railcar to exceed the amounts originally anticipated, and in some cases, the actual contractual sale price of the railcar. A reserve for estimated losses on fixed price contracts of $2.9 million and $5.9 million was recorded during the three and nine months ended September 30, 2008, respectively.
     In the three months ended September 30, 2008, railcar shipments included sales to the Leasing Group of $323.0 million compared to $235.4 million in the comparable period in 2007 with a deferred profit of $9.9 million compared to $37.3 million for the same period in 2007. In the nine months ended September 30, 2008, railcar shipments included sales to the Leasing Group of $792.3 million compared to $690.9 million in the comparable period in 2007 with a deferred profit of $64.2 million compared to $115.8 million for the same period in 2007. Sales to the Leasing Group and related profits are included in the operating results of the Rail Group but are eliminated in consolidation.
Construction Products Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Percent	2008	2007	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Concrete and Aggregates	$106.9	$120.4	(11.2)%	$337.7	$343.3	(1.6)%
Highway Products	90.3	68.5	31.8	232.0	180.1	28.8
Other	3.8	5.3	(28.3)	19.8	31.3	(36.7)

Total revenues	$201.0	$194.2	3.5	$589.5	$554.7	6.3

Operating profit	$17.3	$19.0		$50.6	$44.9
Operating profit margin	8.6%	9.8%		8.6%	8.1%

     The increase in revenues for the three and nine month periods ended September 30, 2008 compared to the same periods in 2007 was primarily attributable to an increase in volume in our highway products business, sales generated by our entry into the asphalt business, and an increase in various raw material costs that have resulted in higher sales prices. These increases were offset by a decrease in volumes in our bridge girder business and the impact of divestitures in the concrete and aggregates businesses. Revenues for the three months ended September 30, 2008 were also offset by lower revenues in the concrete and aggregates businesses due to adverse weather conditions in Texas and Louisiana. Operating profit for the three months ended September 30, 2008 compared to the same period in 2007 decreased due to volume decreases in the concrete and aggregates businesses, unfavorable weather conditions, and increased raw material prices. Additional sales resulting in higher margins in our highway products business partially offset the declines in our concrete and aggregates businesses. Operating profit for the nine months ended September 30, 2008 as compared to the same period in 2007 increased due to the increased sales in the highway products and asphalt businesses offset by lower margins in the concrete and aggregates businesses for the same reasons as the three month period ended September 30, 2008.
Inland Barge Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Percent	2008	2007	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues	$160.6	$126.6	26.9%	$449.3	$355.8	26.3%

Operating profit	$29.8	$22.3		$83.5	$46.3
Operating profit margin	18.6%	17.6%		18.6%	13.0%
     Revenues increased for the three and nine month periods ended September 30, 2008 compared to the same periods in the prior year due to an increase in the sales of hopper and tank barges, a change in the mix of barges sold, and an increase in raw material costs that resulted in higher sales prices. Operating profit for the three and nine months ended September 30, 2008 increased compared to the same periods last year due to increased revenues, a change in the mix of barges sold, and improved margins due to operating efficiencies. Operating profit for the nine months ended September 30, 2008 also increased due to the refund of $2.0 million in unclaimed settlement funds related to the Waxler Case, compared to a $15.0 million charge for the resolution of the Waxler Case for the nine month period ended September 30, 2007. As of September 30, 2008, the backlog for the Inland Barge Group was approximately $669.0 million compared to approximately $771.5 million as of September 30, 2007.
Energy Equipment Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Percent	2008	2007	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Structural wind towers	$125.4	$54.6	129.7%	$315.8	$155.0	103.7%
Other	59.1	46.8	26.3	155.5	137.1	13.4

Total revenues	$184.5	$101.4	82.0	$471.3	$292.1	61.3

Operating profit	$32.5	$11.6		$76.1	$33.4
Operating profit margin	17.6%	11.4%		16.1%	11.4%
     Revenues increased for the three and nine month periods ended September 30, 2008 compared to the same periods in 2007 due to an increase in sales of structural wind towers and products manufactured and sold in Mexico offset by lower sales in the weaker domestic container market. Operating profit increased due to the increased sales in structural wind towers and the improved margins on containers produced in Mexico. As of September 30, 2008, the backlog for structural wind towers was approximately $1.46 billion compared to approximately $748 million as of September 30, 2007.

Railcar Leasing and Management Services Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Percent	2008	2007	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$80.6	$69.2	16.5%	$228.1	$199.3	14.5%
Sales of cars from the lease fleet	126.7	134.8	(6.0)	185.4	238.1	(22.1)

Total revenues	$207.3	$204.0	1.6	$413.5	$437.4	(5.5)

Operating Profit:
Leasing and management	$32.7	$28.6		$93.5	$82.9
Sales of cars from the lease fleet	21.2	18.4		30.5	31.4

Total operating profit	$53.9	$47.0		$124.0	$114.3

Operating profit margin:
Leasing and management	40.6%	41.3%		41.0%	41.6%
Sales of cars from the lease fleet	16.7	13.6		16.5	13.2
Total operating profit margin	26.0	23.0		30.0	26.1

Fleet utilization	99.0%	99.6%		99.0%	99.6%
     Total revenues increased for the three month period ended September 30, 2008 compared to the same period last year due to decreased sales from the lease fleet offset by increased rental revenues related to additions to the lease fleet and management fees. Total revenues decreased for the nine month period ended September 30, 2008 compared to the same period last year due to decreased sales for the lease fleet offset by increased rental revenues related to additions to the lease fleet, growth of the per diem fleet, and management and origination fees.
     Operating profit for leasing and management operations increased for the three and nine month periods ended September 30, 2008 compared to the same periods last year due primarily to rental proceeds from fleet additions. Results for the three and nine months ended September 30, 2008 included $52.6 million and $98.8 million, respectively, in sales of railcars to TRIP Leasing that resulted in a gain of $7.1 million and $16.1 million, respectively, of which $1.4 million and $3.2 million, respectively, was deferred based on our 20% equity interest. Results for the three and nine months ended September 30, 2007 included $93.8 million and $187.5 million, respectively, in sales of railcars to TRIP Leasing that resulted in a gain of $15.9 million and $30.3 million, respectively, of which $3.2 million and $6.2 million, respectively, was deferred based on our 20% equity interest. See Note 4 of the Consolidated Financial Statements for information about TRIP Leasing.
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
     As of September 30, 2008, the Leasing Group’s lease fleet of approximately 43,910 owned or leased railcars had an average age of 4.7 years and an average remaining lease term of 4.6 years.
All Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Percent	2008	2007	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues	$21.5	$17.9	20.1%	$58.1	$50.4	15.3%
Operating (loss) profit	$(4.1)	$0.1		$1.4	$2.0
     The increase in revenues for the three and nine month periods ended September 30, 2008 over the same periods last year was primarily due to an increase in intersegment sales by our transportation company. The decrease in the operating profit for the three month period ended September 30, 2008 was primarily due to a decrease over the same period last year of $3.6 million resulting from the market valuation of commodity hedges that are required to be marked to market.

Liquidity and Capital Resources
Cash Flows
     Operating Activities. Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2008 was $181.9 million compared to $188.2 million of net cash provided by operating activities of continuing operations for the same period in 2007.
     Accounts receivables at September 30, 2008 as compared to the accounts receivables balance at December 31, 2007 had increased by approximately 20%. We saw increases in accounts receivables for our Rail Group and structural wind towers business due to increased sales for the three month period ended September 30, 2008. Raw materials inventory at September 30, 2008 had increased approximately 27% since December 31, 2007 primarily attributable to increased steel prices.
     Investing Activities. Net cash required by investing activities of continuing operations for the nine months ended September 30, 2008 was $648.8 million compared to $486.2 million for the same period last year. Capital expenditures for the nine months ended September 30, 2008 were $854.1 million, of which $757.6 million were for additions to the lease fleet. This compares to $725.8 million of capital expenditures for the same period last year, of which $585.6 million were for additions to the lease fleet. Proceeds from the sale of property, plant, and equipment and other assets were $205.3 million for the nine months ended September 30, 2008 composed primarily of railcar sales from the lease fleet, which included $98.8 million to TRIP Leasing, and the sale of non-operating assets. This compares to $286.9 million for the same period in 2007 composed primarily of railcar sales from the lease fleet, which included $187.5 million to TRIP Leasing, and the sale of non-operating assets.
     Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2008 was $359.8 million compared to $208.9 million for the same period in 2007. We intend to use our cash to fund the operations, expansions, and growth initiatives of the Company.
     At September 30, 2008, there were no borrowings under our $425 million revolving credit facility. Interest on the revolving credit facility is calculated at prime or LIBOR plus 75 basis points.
     On October 15, 2008, the Company sent a notice to the holders of its Convertible Subordinated Notes. This notice, as required by the Indenture, notified the holders that as a result of increases in the Company’s dividend, the Conversion Rate has been adjusted to 19.2004 and the Conversion Price has been adjusted to $52.08.
     In May 2008, Trinity Rail Leasing VI LLC, a Delaware limited liability company (“TRL VI”), a limited purpose, indirect wholly-owned subsidiary of Trinity, issued $572.2 million of 30-year promissory notes (the “Promissory Notes”) to financial institutions. The Promissory Notes were secured by a portfolio of railcars valued at approximately $743.1 million, operating leases thereon, and certain cash reserves. The Promissory Notes are obligations of TRL VI and are non-recourse to Trinity. TRL VI acquired the railcars securing the Promissory Notes by purchase from TILC and a subsidiary. The proceeds were used to repay a portion of our warehouse facility and to finance unencumbered railcars on our consolidated balance sheet. TILC entered into certain agreements relating to the transfer of the railcars to TRL VI and the management and servicing of TRL VI’s assets. The Promissory Notes bear interest at a floating rate of one-month LIBOR plus a margin of 1.50%. The LIBOR portion of the interest rate on the Promissory Notes is fixed at approximately 4.13% for the first seven years from the date of issuance of the Promissory Notes through interest rate hedges. The interest rate margin on the Promissory Notes will increase by 0.50% on each of the seventh and eighth anniversary dates of the issuance of the Promissory Notes and by an additional 2.00% on the tenth anniversary date of the issuance of the Promissory Notes. The Promissory Notes may be prepaid at any time and may be prepaid without penalty at any time after the third anniversary date of the issuance of the Promissory Notes.
     In February 2008, TILC increased its warehouse facility to $600 million with the availability period of the facility remaining through August 2009. This facility, established to finance railcars owned by TILC, had $157.3 million outstanding as of September 30, 2008. The warehouse facility matures August 2009 and, unless renewed, will be payable in three equal installments in February 2010, August 2010, and February 2011. Railcars financed by the warehouse facility have historically been refinanced under long-term financing agreements. Specific railcars and the underlying leases secure the facility. Advances under the facility may not exceed 78% of the fair market value of the eligible railcars securing the facility as defined by the agreement. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in rate of 3.59% at September 30, 2008. At September 30, 2008, $442.7 million was available under this facility.
     On December 13, 2007, the Company’s Board of Directors authorized a $200 million stock repurchase program of its common stock. This program allows for the repurchase of the Company’s common stock through December 31, 2009.

During the three months and nine months ended September 30, 2008, 150,000 and 621,100 shares were repurchased under this program at a cost of approximately $3.8 million and $16.0 million, respectively. The shares of common stock purchased during the three months ended September 30, 2008 were cash settled in October 2008. On October 3, 2008, the Company repurchased under the program 1,994,400 shares of its common stock in a privately negotiated transaction at a cost of approximately $42.2 million. Since the inception of this program through October 3, 2008, the Company had repurchased a total of 2,719,700 shares at a cost of approximately $61.1 million.
Equity Investment
     See Note 4 of the Consolidated Financial Statements for information about the equity investment.
Future Operating Requirements
     We expect to finance future operating requirements with cash flows from operations, and depending on market conditions, long-term and short-term debt, and equity. Debt instruments that the Company has utilized include its revolving credit facility, the warehouse facility, senior notes, convertible subordinated notes, asset-backed securities, and sale/leaseback transactions. The Company also has issued equity at various times. As of September 30, 2008, the Company had $324.6 million available under its revolving credit facility and $442.7 million available under its warehouse facility. Despite the volatile conditions in both the credit and stock markets, the Company believes it has access to adequate capital resources to fund operating requirements.
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
     Interest rate hedges
     In anticipation of a future debt issuance, we entered into interest rate swap transactions during the fourth quarter of 2006 and during 2007. These instruments, with a notional amount of $370 million, hedged the interest rate on a portion of a future debt issuance associated with an anticipated railcar leasing transaction, which closed in May 2008. These instruments settled during the second quarter of 2008. The weighted average fixed interest rate under these instruments was 5.34%. These interest rate swaps were being accounted for as cash flow hedges with changes in the fair value of the instruments of $24.5 million of loss recorded in Accumulated Other Comprehensive Loss (“AOCL”) through the date the related debt issuance closed with a principal balance of $572.2 million in May 2008. The balance is being amortized over the term of the related debt. At September 30, 2008, the balance remaining in AOCL was $22.9 million. The effect on the consolidated statement of operations for the three and nine months ended September 30, 2008 was expense of $1.1 million and $6.1 million, respectively. The expense for the nine months ended September 30, 2008 was primarily due to the ineffective portion of the hedges associated with hedged interest payments that will not be made.
     In May 2008, we entered into an interest rate swap transaction which is being used to fix the LIBOR component of the debt issuance which closed in May 2008. The fixed interest rate under this instrument is 4.126%. The amount recorded for this instrument as of September 30, 2008 in the consolidated balance sheet was a liability of $0.9 million, with $0.5 million of expense in AOCL. The effect on the consolidated statement of operations for the three and nine month periods ended September 30, 2008 was expense of $2.3 million and $3.4 million, respectively.
     During 2005 and 2006, we entered into interest rate swap transactions in anticipation of a future debt issuance. These instruments, with a notional amount of $200 million, fixed the interest rate on a portion of a future debt issuance associated with a railcar leasing transaction in 2006 and settled at maturity in the first quarter of 2006. The weighted average fixed interest rate under these instruments was 4.87%. These interest rate swaps were being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in AOCL through the date the related debt issuance closed in May 2006. The balance is being amortized over the term of the related debt. At September 30, 2008, the balance remaining in AOCL was $3.5 million. The effect of the amortization on the consolidated statement of operations for the three and nine month periods ended September 30, 2008 was income of $0.1 million and $0.3 million, respectively. The effect on the same periods in the prior year was $0.1 million and $0.3 million, respectively.

     Natural gas and diesel fuel
     We continued a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. In July of 2008 we settled our outstanding diesel fuel hedge contracts. The effect of the settled diesel fuel contracts on the consolidated statement of operations for the three and nine month periods ended September 30, 2008 was income of $1.1 million. The amount recorded in the consolidated balance sheet for natural gas hedges was a liability of $2.0 million as of September 30, 2008 and $1.2 million of expense in AOCL for both derivative instruments. The effect of both derivatives on the consolidated statement of operations for the three and nine month periods ended September 30, 2008 was expense of $0.4 million and income of $9.5 million, respectively, including losses of $1.7 million and gains of $5.2 million resulting from the mark to market valuation for the three and nine months periods ended September 30, 2008, respectively. For the three and nine month periods ended September 30, 2007 the effect on the consolidated statement of operations was income of $0.1 million and $1.1 million, respectively.
     Zinc
     We also continued a program to mitigate the impact of fluctuations in the price of zinc purchases. The intent of this program is to protect our operating profit from adverse price changes by entering into derivative instruments. These instruments are short term with monthly maturities and no remaining balances in AOCL as of September 30, 2008. The effect on the consolidated statement of operations for the three months ended September 30, 2008 was not material. The effect on the consolidated statement of operations for the nine months ended September 30, 2008 was income of $0.9 million and for the three and nine month periods ended September 30, 2007 was income of $1.2 million and $2.0 million, respectively.
Contractual Obligation and Commercial Commitments
     As of September 30, 2008, other commercial commitments related to letters of credit increased to $100.5 million from $93.3 million as of December 31, 2007. Refer to Note 8 of the Consolidated Financial Statements for changes to our outstanding debt and maturities. Other commercial commitments that relate to operating leases under sale/leaseback transactions were basically unchanged as of September 30, 2008.
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
Forward-Looking Statements
     This quarterly report on Form 10-Q (or statements otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission (“SEC”), news releases, conferences, World Wide Web postings or otherwise) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not historical facts are forward-looking statements and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performances, estimates, projections, goals, and forecasts. Trinity uses the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify these forward-looking statements. Potential factors, which could cause our actual results of operations to differ materially from those in the forward-looking statements, include among others:
•	market conditions and demand for our business products and services;

•	the cyclical nature of industries in which we compete;

•	continued expansion of the structural wind towers business;

•	variations in weather in areas where our construction and energy products are sold, used, or installed;

•	disruption of manufacturing capacity due to weather related events;

•	the timing of introductions of new products;

•	the timing of customer orders or a breach of customer contracts;

•	product price changes;

•	changes in mix of products sold;

•	the extent of utilization of manufacturing capacity;

•	availability and costs of steel, component parts, supplies, and other raw materials;

•	competition and other competitive factors;

•	changing technologies;

•	surcharges and other fees added to fixed pricing agreements for raw materials;

•	interest rates and capital costs;

•	counter-party risks for financial instruments;

•	long-term funding of our operations;

•	taxes;

•	the stability of the governments and political and business conditions in certain foreign countries, particularly Mexico;

•	changes in import and export quotas and regulations;

•	business conditions in foreign economies;

•	results of litigation; and

•	legal, regulatory, and environmental issues.
     Any forward-looking statement speaks only as of the date on which such statement is made. Trinity undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There has been no material change in our market risks since December 31, 2007. Refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of debt-related activity and the impact of hedging activity for the three and nine months ended September 30, 2008.
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
     During the period covered by this report, there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

PART II
Item 1. Legal Proceedings
     The information provided in Note 15 of the Consolidated Financial Statements is hereby incorporated into this Part II, Item 1 by reference.
Item 1A. Risk Factors
     There have been no material changes from the risk factors previously disclosed in Item 1A of our 2007 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended September 30, 2008:

				Maximum
				Number (or
			Total Number of	Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as	Shares (or Units)
			Part of Publicly	that May Yet Be
	Number of	Average Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the Plans
Period	Purchased(1)	Share(1)	Programs (2)	or Programs (2)
July 1, 2008 through July 31, 2008	4,554	$32.24	—	$184,941,063
August 1, 2008 through August 31, 2008	—	$—	—	$184,941,063
September 1, 2008 through September 30, 2008	152,438	$25.75	150,000	$181,092,648

Total	156,992	$25.94	150,000	$181,092,648

(1)	These columns include the following transactions during the three months ended September 30, 2008: (i) the deemed surrender to the Company of 4,100 shares of common stock to pay the exercise price in connection with the exercise of employee stock options, (ii) the surrender to the Company of 2,438 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, (iii) the purchase of 454 shares of common stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust, and (iv) the purchase of 150,000 shares of common stock on the open market as part of the stock repurchase program.

(2)	On December 13, 2007, the Company’s Board of Directors authorized a $200 million stock repurchase program of its common stock. This program allows for the repurchase of the Company’s common stock through December 31, 2009. During the three months and nine months ended September 30, 2008, 150,000 and 621,100 shares were repurchased under this program at a cost of approximately $3.8 million and $16.0 million, respectively. The shares of common stock purchased during the three months ended September 30, 2008 were cash settled in October 2008. On October 3, 2008, the Company repurchased under the program 1,994,400 shares of its common stock in a privately negotiated transaction at a cost of approximately $42.2 million. Since the inception of this program through October 3, 2008, the Company had purchased a total of 2,719,700 shares at a cost of approximately $61.1 million.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit Number	Description

10.1.1	Form of Amended and Restated Severance Agreement, dated September 9, 2008, entered into between Trinity Industries, Inc. and Chief Executive Officer and each current Named Executive Officer (filed herewith).*

10.7	Supplemental Retirement Plan as Amended and Restated effective January 1, 2009 (filed herewith).*

10.11.3	Form of Restricted Stock Grant Agreement (filed herewith).*

10.11.4	Form of Restricted Stock Unit Agreement for Non-Employee Directors (filed herewith).*

10.27	Board Compensation Summary Sheet (filed herewith).*

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer (filed herewith).

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contracts and compensatory plan arrangements.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By /s/ WILLIAM A. MCWHIRTER II
Registrant
William A. McWhirter II
Senior Vice President and
Chief Financial Officer
October 30, 2008

INDEX TO EXHIBITS

Exhibit Number	Description

10.1.1	Form of Amended and Restated Severance Agreement, dated September 9, 2008, entered into between Trinity Industries, Inc. and Chief Executive Officer and each current Named Executive Officer (filed herewith).*

10.7	Supplemental Retirement Plan as Amended and Restated effective January 1, 2009 (filed herewith).*

10.11.3	Form of Restricted Stock Grant Agreement (filed herewith).*

10.11.4	Form of Restricted Stock Unit Agreement for Non-Employee Directors (filed herewith).*

10.27	Board Compensation Summary Sheet (filed herewith).*

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer (filed herewith).

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contracts and compensatory plan arrangements.