Form 10-K
period 2008-12-31
TRINITY INDUSTRIES INC
filed 2009-02-19
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company.   Yes ☐      No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2008) was $2,756.1 million.

At January 31, 2009 the number of shares of common stock outstanding was 79,414,004.

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive 2009 Proxy Statement.

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

Financial Information About Industry Segments.  Financial information about our industry segments for the years ended December 31, 2008, 2007, and 2006 is presented in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Narrative Description of Business.  We manufacture and sell railcars and railcar parts, inland barges, concrete and aggregates, asphalt, highway products, beams and girders used in highway construction, tank containers, a variety of steel parts, and structural wind towers. In addition, we lease railcars to our customers through a captive leasing business, Trinity Industries Leasing Company (“TILC”).

We serve our customers through the following five business groups:

Rail Group.  Through wholly owned subsidiaries, our Rail Group is the leading freight railcar manufacturer in North America (“Trinity Rail Group” or “Rail Group”). We provide a full complement of railcars used for transporting a wide variety of liquids, gases, and dry cargo.

Trinity Rail Group offers a complete array of railcar solutions to our customers. We manufacture a full line of railcars, including:

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

For the year ended December 31, 2008, we shipped approximately 28,200 railcars, or approximately 46% of total North American railcar shipments. As of December 31, 2008, our Rail Group backlog was approximately $722.4 million consisting of approximately 8,260 railcars. The railcar backlog dollar value as of December 31, 2008 was as follows:

As of
December 31,
2008
(in millions)

External Customers	$285.3
TRIP Leasing	124.3
Leasing Group	312.8

Total	$722.4

The total amount of the backlog dedicated to the Leasing Group was supported by lease agreements with external customers. The final amount dedicated to the Leasing Group or TRIP Rail Leasing LLC (“TRIP Leasing”) may vary by the time of delivery.

We hold patents of varying duration for use in our manufacture of railcars and components. We believe patents offer a marketing advantage in certain circumstances. No material revenues are received from licensing of these patents.

Railcar Leasing and Management Services Group.  Through wholly owned subsidiaries, primarily TILC, we lease tank cars and freight cars. Our Railcar Leasing and Management Services Group (“Leasing Group”) is a provider of leasing and management services and an important strategic resource that uniquely links our Rail Group with our customers. Trinity’s Rail Group and TILC coordinate sales and marketing activities under the registered trade name TrinityRail®, thereby providing a single point of contact for railroads and shippers seeking solutions to their rail equipment and service needs. The Leasing Group provides us with revenue, earnings, and cash flow diversification.

Our railcars are leased to railroads, shippers, and various other companies that supply their own railcars to the railroads. These companies span the petroleum, chemical, agricultural, and energy industries, among others. Substantially all of our owned railcars are purchased from and manufactured by our Rail Group at prices comparable to the prices for railcars sold by our Rail Group to third parties giving consideration for quantity, features, and production demands. The terms of our railcar leases generally vary from one to twenty years and provide for fixed monthly rentals, with an additional mileage charge when usage exceeds a specified maximum. A small percentage of our fleet is leased on a per diem basis. As of December 31, 2008, our lease fleet included approximately 47,850 owned or leased railcars that were 98.6% utilized. Of this total, approximately 37,630 railcars were owned by TILC and approximately 10,220 railcars were financed in sale leaseback transactions.

In addition, we manage railcar fleets on behalf of unaffiliated third parties. We believe our railcar fleet management services complement our leasing business by generating stable fee income, strengthening customer relationships, and enhancing the view of Trinity as a leading provider of railcar products and services.

Our railcar leasing business competes against a number of well-established entities that are also in the business of leasing railcars.

Construction Products Group.  Through wholly owned subsidiaries, our Construction Products Group produces concrete, aggregates, and asphalt and manufactures highway products as well as beams and girders used in highway bridge construction. Many of these lines of business are seasonal and revenues are impacted by weather conditions.

We are a leader in the supply of ready mix concrete in certain areas of Texas. We also have plant locations in Arkansas and Louisiana. Our customers for concrete include contractors and subcontractors in the construction and foundation industry who are located near our plant locations. We also distribute construction aggregates, such as crushed stone, sand and gravel, asphalt rock, and recycled concrete in several larger Texas cities. Our aggregates customers are primarily other concrete producers, paving contractors, and other consumers of aggregates. We compete with ready mix concrete producers and aggregate producers located in the regions where we operate.

We produce and sell asphalt material to state agencies and contractors for road surface and repair. Our customers are located in close proximity to our asphalt plants.

In highway products, we are the only full line producer of guardrails, crash cushions, and other protective barriers that dissipate the force of impact in collisions between vehicles and fixed roadside objects. Based on revenues, we believe we are the largest highway guardrail manufacturer in the United States, with a comprehensive nationwide guardrail supply network. The Federal Highway Administration, which determines which products are eligible for federal funds for highway projects, has approved most of our products as acceptable permanent and construction zone highway hardware according to requirements of the National Cooperative Highway Research Program.

Our crash cushions and other protective barriers include multiple proprietary products manufactured through various product license agreements with certain public and private research organizations and inventors. We hold patents and are a licensee for certain of our guardrail and end-treatment products that enhance our competitive position for these products.

We sell highway products in Canada, Mexico, and all 50 of the United States. We compete against several national and regional guardrail manufacturers. We also export our proprietary highway products to certain other countries.

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

Inland Barge Group.  We are the leading manufacturer of inland barges in the United States and the largest manufacturer of fiberglass barge covers. We manufacture a variety of dry cargo barges, such as deck barges, and open or covered hopper barges that transport various commodities, such as grain, coal, and aggregates. We also manufacture tank barges used to transport liquid products. Our fiberglass reinforced lift covers are used primarily for grain barges while our rolling covers are used for other bulk commodities. Our four barge manufacturing facilities are located along the United States inland river systems allowing for rapid delivery to our customers. Our barge order backlog as of December 31, 2008 was approximately $527.8 million.

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

We are a leading manufacturer of structural wind towers in North America. We manufacture structural wind towers for use in the wind energy market. These towers are manufactured in the United States and Mexico to customer specifications and installed by our customers. Our customers are generally turbine producers. Our structural wind towers order backlog as of December 31, 2008 was approximately $1.4 billion.

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

Foreign Operations.  Trinity’s foreign operations are primarily located in Mexico. Continuing operations included sales to foreign customers, primarily in Mexico, which represented 3.1%, 1.9%, and 2.5% of our consolidated revenues for the years ended December 31, 2008, 2007, and 2006, respectively. As of December 31, 2008, 2007, and 2006, we had approximately 5.0%, 6.0%, and 5.1%, respectively, of our long-lived assets not held for sale located outside the United States.

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

Backlog.  As of December 31, 2008, our backlog for new railcars was approximately $722.4 million, approximately $527.8 million for Inland Barge products, and approximately $1.4 billion for structural wind towers. The railcar backlog as of December 31, 2008 and 2007 was as follows:

	As of December 31,
	2008	2007
	(in millions)

External Customers	$285.3	$748.4
TRIP Leasing	124.3	514.5
Leasing Group	312.8	1,426.7

Total	$722.4	$2,689.6

The total amount of the backlog dedicated to the Leasing Group was supported by lease agreements with external customers.

The majority of our backlog for railcars and barges is expected to be delivered in the 12 months ending December 31, 2009. For multi-year barge orders, the deliveries for 2009 are included in the backlog at this time; deliveries beyond 2009 are not included in the backlog if specific production quantities for future years have not been determined. The backlog for structural wind towers is expected to be evenly delivered over the years ended December 31, 2009, 2010, and 2011.

As of December 31, 2007, our backlog for new railcars was approximately $2.7 billion, approximately $752.8 million for Inland Barge products, and approximately $702.4 million for structural wind towers. Included in the railcar backlog was approximately $1,426.7 million of railcars to be sold to our Leasing Group.

Marketing.  We sell substantially all of our products and services through our own sales personnel operating from offices in multiple locations in the United States as well as Canada, Mexico, and Sweden. We also use independent sales representatives to a limited extent.

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

The principal material used in our Rail, Inland Barge, and Energy Equipment Groups is steel. During 2008, the supply of steel was sufficient to support our manufacturing requirements. However, market steel prices were extremely volatile and rose significantly during most of 2008 before eventually declining and leveling off at the end of the year. We were able to mitigate the majority of this volatility through contract purchases and existing supplier commitments. Steel prices may continue to be volatile in part as a result of scrap surcharges assessed by steel production facilities and other market factors The prices for component parts purchased in 2008 also increased over the base prices we paid in 2007. We often use price escalation clauses and other arrangements with our customers to reduce the impact of these cost increases, thus minimizing the effect on our operating margins for the year.

In general, we believe there is enough capacity in the supply industry to meet current production levels. We believe the existing contracts and other relationships we have in place will meet our current production forecasts. However, any unanticipated interruption in our supply chain could have an adverse impact on both our margins and production schedules.

Aggregates.  Aggregates can be found throughout the United States, and many producers exist nationwide. However, as a general rule, shipments from an individual quarry are limited in geographic scope because the cost of transporting processed aggregates to customers is high in relation to the value of the product itself. We operate 15 mining facilities strategically located in Texas, Arkansas, and Louisiana to fulfill some of our needs for aggregates.

Cement.  Cement required for the concrete and aggregates business is received primarily from Texas and overseas. In 2008, the supply of cement was sufficient in our markets to meet demand. We have not experienced difficulties supplying concrete to our customers.

Employees.  The following table presents the approximate breakdown of employees by business group:

December 31,
Business Group	2008

Rail Group	6,140
Construction Products Group	1,770
Inland Barge Group	1,900
Energy Equipment Group	2,490
Railcar Leasing and Management Services Group	100
All Other	410
Corporate	260

13,070

As of December 31, 2008, approximately 9,050 employees were employed in the United States and approximately 4,020 employees were employed in Mexico.

Acquisitions and Divestitures.  See Note 2 of the Notes to Consolidated Financial Statements.

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

Environmental operating permits are, or may be, required for our operations under these laws and regulations. These operating permits are subject to modification, renewal, and revocation. We regularly monitor and review our operations, procedures, and policies for compliance with our operating permits and related laws and regulations. Despite these compliance efforts, risk of environmental liability is inherent in the operation of our businesses, as it is with other companies engaged in similar businesses. We believe that our operations and facilities, whether owned, managed, or leased, are in substantial compliance with applicable environmental laws and regulations and that any non-compliance is not likely to have a material adverse effect on our operations or financial condition.

However, future events, such as changes in, or modified interpretations of, existing environmental laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards associated with our products, business activities, or properties, may give rise to additional compliance and other costs that could have a material adverse effect on our financial condition and operations.

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

Governmental Regulation.

Railcar Industry.  The primary regulatory and industry authorities involved in the regulation of the railcar industry are the Environmental Protection Agency; the Research and Special Programs Administration and the Federal Railroad Administration, both divisions of the United States Department of Transportation; and the Association of American Railroads.

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

Highway Products.  The primary regulatory and industry authorities involved in the regulation of highway products business are the United States Department of Transportation, the Federal Highway Administration, and various state highway departments.

These organizations establish certain standards and specifications related to the manufacture of our highway products. If our products were found not to be in compliance with these standards and specifications, we would be required to re-qualify our products for installation on state and national highways.

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

Other Matters.  To date, we have not suffered any material shortages with respect to obtaining sufficient energy supplies to operate our various plant facilities or transportation vehicles. Future limitations on the availability or consumption of petroleum products, particularly natural gas for plant operations and diesel fuel for vehicles, could have a material adverse effect upon our ability to conduct our business. The likelihood of such an occurrence or its duration, and its ultimate effect on our operations, cannot be reasonably predicted at this time.

Executive Officers of the Company.  The following table sets forth the names and ages of all of our executive officers, their positions and offices presently held by them, the year each person first became an executive officer, and the term of each person’s office:

			Officer	Term
Name(1)	Age	Office	Since	Expires

Timothy R. Wallace	55	Chairman, President and Chief Executive Officer	1985	May 2009
William A. McWhirter II	44	Senior Vice President and Chief Financial Officer	2005	May 2009
D. Stephen Menzies	53	Senior Vice President and Group President	2001	May 2009
Mark W. Stiles	60	Senior Vice President and Group President	1993	May 2009
Madhuri A. Andrews	42	Vice President, Information Technology	2008	May 2009
Donald G. Collum	60	Vice President, Chief Audit Executive	2005	May 2009
Andrea F. Cowan	46	Vice President, Human Resources and Shared Services	2001	May 2009
Virginia C. Gray, Ph.D.	49	Vice President, Organizational Development	2007	May 2009
Paul M. Jolas	44	Deputy General Counsel-Corporate and Transactions and Corporate Secretary	2007	May 2009
John M. Lee	48	Vice President, Business Development	1994	May 2009
Charles Michel	55	Vice President, Controller and Chief Accounting Officer	2001	May 2009
James E. Perry	37	Vice President, Finance and Treasurer	2005	May 2009
S. Theis Rice	58	Vice President, Chief Legal Officer	2002	May 2009

(1)	Ms. Andrews joined us in 2008 as Vice President, Information Technology and brings over 10 years of experience driving technological improvements at global companies in a variety of industries. Since January 2002, she led the information technology organization for Maxim Intergrated Products, Inc., a major semiconductor design and manufacturing company. Prior to that, she led the information technology organization for the Americas division of STMicroelectronics NV, a global semiconductor company for five years. Mr. Collum joined us in 2004 and was appointed Vice President, Chief Audit Executive in May 2005. Prior to that, he served as President and Chief Executive Officer of Texas Optoelectronics, Inc., a manufacturing company and previously was an Audit Partner with Arthur Young & Co. (now Ernst & Young LLP). Mr. Perry joined us in 2004 and was appointed Treasurer in April 2005. Prior to that, he served as Senior Vice President of Finance for RMH Teleservices, Inc., a teleservices company. Dr. Gray joined us in 2007 and was appointed Vice President, Organizational Development. Prior to that, she was President of Vehicles of Change, a consulting firm focused on improving organizational effectiveness. Dr. Gray has more than 13 years of experience in the field of Industrial/Organizational Psychology. Mr. Jolas joined us in 2006 as Deputy General Counsel — Corporate and Transactions and was appointed Corporate Secretary in May 2007. From 2004 to 2006 he was Senior Regional Counsel — Texas Division for KB Home, a Fortune 500 public company engaged in the homebuilding business. From 1996 to 2003 he was General Counsel, Executive Vice President and Corporate Secretary of Radiologix, Inc., a public company engaged in diagnostic imaging services. Mr. Jolas has more than 19 years of legal experience in law firm and in-house legal positions. All of the other above-mentioned executive officers have been in full time employment of Trinity or its subsidiaries for more than five years. Although the titles of certain such officers have changed during the past five years, all have performed essentially the same duties during such period of time with the exception of Mr. McWhirter and Mr. Menzies. Mr. McWhirter joined the Company in 1985 and held various accounting positions until 1992, when he became a business group officer. In 1999, he was elected to a corporate position as Vice President for Mergers and Acquisitions. In 2001, he was named Executive Vice President of a business group. In March 2005, he became Vice President and Chief Financial Officer. Mr. Menzies joined us in 2001 as President of Trinity Industries Leasing Company. In 2006, he became Senior Vice President and Group President for TrinityRail®.

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

Negative global economic conditions could continue to result in a decrease in our revenues and an increase in our operating costs, which could adversely affect our business and operating results.  If the current global economic downturn continues, many of our customers may continue to delay or reduce their purchases of railcars, barges, and wind towers. If the negative conditions in the global credit markets continue to prevent our customers’ access to credit, product orders may continue to decrease which could result in lower revenues. Likewise, if our suppliers continue to face challenges in obtaining credit, in selling their products, or otherwise in operating their businesses, they may become unable to continue to offer the materials we use to manufacture our products. These actions could continue to result in reductions in our revenues, increased price competition, and increased operating costs, which could adversely affect our business results of operations and financial condition.

Negative global economic conditions may lead to cancellations or delays in our backlog.  The continued lack of stability in the global economy, current conditions in the global credit markets, volatility in the ethanol industry, and/or adverse changes in the financial condition of certain third party lessees could possibly lead to cancellations or delays of backlog orders.

The cyclical nature of our business results in lower revenues during economic downturns.  We operate in cyclical industries. Downturns in overall economic conditions usually have a significant adverse effect on cyclical industries due to decreased demand for new and replacement products. Decreased demand could result in lower sales volumes, lower prices, and/or a loss of profits. The railcar, barge, and wind energy industries have previously experienced deep down cycles and at such times operated with a minimal backlog. If a down cycle were to continue or return in one or more of these cyclical businesses, we could experience losses and close plants, suspend production, and incur related costs.

The economic and financial crisis experienced by the United States economy during 2008 impacted our businesses. Steel costs were very volatile and rose significantly during most of the year before eventually declining and leveling off at the end of the year. New orders for railcars and barges dropped significantly in the fourth quarter of 2008 as the transportation industry saw a significant decline in shipment of freight. The outlook for the transportation industry for 2009 is for a significant downturn. Orders for structural wind towers dropped in the second half of the year as green energy companies experienced tightened credit markets coupled with lower prices for electricity sales. The slow down in the residential and commercial construction markets impacted our Construction Products Group as well. We continually assess our manufacturing capacity and take steps to align our production facilities with the nature of the demand. As a result of our assessment, we idled four railcar production facilities and one structural wind towers production facility during the fourth quarter of 2008 and early in 2009.

Litigation claims could increase our costs and weaken our financial condition.  We are currently, and may from time to time be, involved in various legal proceedings arising out of our operations. Adverse outcomes in some or all of these claims could result in significant monetary damages against us that could increase our costs and weaken our financial condition. While we maintain reserves for reasonably estimable liability and liability insurance at coverage levels based upon commercial norms in our industries, our reserves may be inadequate to cover the uninsured portion of claims or lawsuits or any future claims or lawsuits arising from our businesses for which we are judged liable. Any such claims or lawsuits could have a material adverse effect on our business, operations or overall financial condition.

Increases in the price and demand for steel and other component parts could lower our margins and profitability.  The principal material used in our Rail, Inland Barge, and Energy Equipment Groups is steel. During 2008, the supply of steel was sufficient to support our manufacturing requirements. However, market steel prices were extremely volatile and rose significantly during most of 2008 before eventually declining and leveling off at the end of the year. We were able to mitigate the majority of this volatility through contract purchases and existing supplier commitments. Steel prices may continue to be volatile in part as a result of scrap surcharges assessed by steel production facilities and other market factors. The prices for component parts purchased in 2008 also increased over the base prices we paid in 2007. We often use price escalation clauses and other arrangements with our customers to reduce the impact of these cost increases, thus minimizing the effect on our operating margins for the year.

In general, we believe there is enough capacity in the supply industry to meet current production levels. We believe the existing contracts and other relationships we have developed will meet our current production forecasts. However, any unanticipated interruption in our supply chain could have an adverse impact on both our margins and production schedules.

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

If our railcar leasing subsidiary is unable to obtain acceptable long-term financing of its railcar lease fleet, our lenders may foreclose on the portion of our lease fleet that secures our warehouse facility.  TILC, our wholly owned captive leasing subsidiary, uses borrowings under a warehouse facility to initially finance the railcars it purchases from our rail manufacturing business. Borrowings under the warehouse facility are secured by the specific railcars financed by such borrowings and the underlying leases. The warehouse facility is non-recourse to us and to our subsidiaries other than Trinity Rail Leasing Trust II (“TRL II”), a qualified subsidiary of TILC that is the borrower under the warehouse facility. Borrowings under the warehouse facility are available through August 2009, and unless renewed would be payable in three equal installments in February 2010, August 2010, and February 2011. A decline in the value of the railcars securing borrowings under the warehouse facility or in the creditworthiness of the lessees under the associated leases could reduce TRL II’s ability to obtain long-term financing for such railcars. Additionally, fluctuations in interest rates from the time TRL II purchases railcars with short-term borrowings under the warehouse facility and the time TRL II obtains permanent financing for such railcars could decrease our profitability on the leasing of the railcars and could have an adverse impact on our financial results. If TRL II is unable to obtain long-term financing to replace borrowings under the warehouse facility, Trinity may decide to satisfy TRL II’s indebtedness under the warehouse facility or the lenders under the warehouse facility may foreclose on the portion of TRL II’s lease fleet pledged to secure this facility. As of December 31, 2008, there was $312.7 million of indebtedness outstanding and $287.3 million was available under the warehouse facility.

We may be unable to re-market leased railcars on favorable terms, which could result in lower lease utilization rates and reduced revenues.  The profitability of our railcar leasing business is dependent in part on our ability to re-lease or sell railcars we own upon the expiration of existing lease terms, the default of leases or bankruptcy of third party lessees. Our ability to re-lease or sell leased railcars profitably is dependent upon several factors, including, among others:

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

TILC’s reserve for credit losses may prove inadequate.  TILC’s reserve for possible credit losses is maintained based upon management’s judgment of losses, history, and risks inherent in the railcar lease portfolio. We periodically review our reserve for adequacy considering economic conditions and trends, collateral values; car type concentration risk including our ability to re-market railcars, utilization levels of the lease fleet, market conditions of various industries, credit quality indicators; including: external credit reports, past charge-off experiences and levels of past due receivables. We cannot be certain that our reserve for credit losses will be adequate over time to cover credit losses in our portfolio because of unanticipated adverse changes in the economy or events adversely affecting specific customers, industries or markets. If the credit quality of our customer base materially deteriorates, our reserves may be inadequate to cover credit losses, and any such losses could have a material adverse effect on our business, operations or overall financial condition.

Fluctuations in the supply of component parts used in the production of our railcar-related and structural wind towers products could have a material adverse effect on our ability to cost-effectively manufacture and sell our products.  A significant portion of our business depends on the adequate supply of numerous specialty components at competitive prices for the railcar business such as brakes, wheels, side frames, bolsters, and bearings as well as flanges for the wind towers business. We depend on third-party suppliers for a significant portion of our component part needs. Specialty components comprise a significant portion of the production cost of each railcar we manufacture. Due to consolidations and challenging industry conditions, the number of alternative suppliers of specialty components has declined in recent years, though generally a minimum of two suppliers continue to produce each type of component we use in our products. While we endeavor to be diligent in contractual relationships with our suppliers, a significant decrease in the availability of specialty components could materially increase our cost of goods sold or prevent us from manufacturing our products on a timely basis.

Reductions in the availability of energy supplies or an increase in energy costs may increase our operating costs.  We use natural gas at our manufacturing facilities and use diesel fuel in vehicles to transport our products to customers and to operate our plant equipment. Over the past three years, prices for natural gas have fluctuated significantly. An outbreak or escalation of hostilities between the United States and any foreign power and, in particular, a prolonged armed conflict in the Middle East, could result in a real or perceived shortage of petroleum and/or natural gas, which could result in an increase in the cost of natural gas or energy in general. Hurricanes or other natural disasters could result in a real or perceived shortage of petroleum and/or natural gas, which could result in an increase in natural gas prices or general energy costs. Speculative trading in energy futures in the world markets could also result in an increase in natural gas and general energy cost. Future limitations on the availability or consumption of petroleum products and/or an increase in energy costs, particularly natural gas for plant operations and diesel fuel for vehicles and plant equipment, could have an adverse effect upon our ability to conduct our business cost effectively.

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

Increasing insurance claims and expenses could lower profitability and increase business risk.  The nature of our business subjects us to product liability, property damage, and personal injury claims, especially in connection with the repair and manufacture of products that transport hazardous, toxic or volatile materials. We maintain reserves for reasonably estimable liability claims and liability insurance coverage at levels based upon commercial norms in the industries in which we operate and our historical claims experience. Over the last several years, insurance carriers have raised premiums for many companies operating in our industries. Increased premiums may further increase our insurance expense as coverage expires or otherwise cause us to raise our self-insured retention. If the number or severity of claims within our self-insured retention increases, we could suffer costs in excess of our reserves. An unusually large liability claim or a string of claims based on a failure repeated throughout our mass production process may exceed our insurance coverage or result in direct damages if we were unable or elected not to insure against certain hazards because of high premiums or other reasons. In addition, the availability of, and our ability to collect on, insurance coverage is often subject to factors beyond our control. Moreover, any accident or incident involving us, even if we are fully insured or not held to be liable, could negatively affect our reputation among customers and the public, thereby making it more difficult for us to compete effectively, and could significantly affect the cost and availability of insurance in the future.

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

Violations of or changes in the regulatory requirements applicable to the industries in which we operate may increase our operating costs.  We are subject to extensive regulation by governmental regulatory and industry authorities. Our railcar operations are subject to regulation by the United States Environmental Protection Agency; the Research and Special Programs Administration and the Federal Railroad Administration, both divisions of the United States Department of Transportation; and the Association of American Railroads. These organizations establish rules and regulations for the railcar industry, including construction specifications and standards for the design and manufacture of railcars; mechanical, maintenance, and related standards for railcars; safety of railroad equipment, tracks, and operations; and packaging and transportation of hazardous or toxic materials. Future changes that affect compliance costs may have a material adverse effect on our financial condition and operations.

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

We may be required to reduce our inventory carrying values, which would negatively impact our financial condition and results of operations.  To support our production line continuity, we ended 2008 with railcars in our finished goods inventory due to our decision to build railcars in anticipation of demand from TILC and external customers, including TRIP Leasing. We expect to sell this inventory in the normal course of business. We are required to record all of our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments in respect to demand requirements and compare those with the current or committed inventory levels. We have historically recorded reductions in inventory carrying values when product lines are discontinued or market conditions change as a result of changes in demand requirements. We may be required to reduce inventory carrying values in the future due to a severe decline in market conditions, which could have a material adverse effect on our financial condition and results of operations.

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

We may incur increased costs due to fluctuations in interest rates and foreign currency exchange rates.  We are exposed to risks associated with fluctuations in interest rates and changes in foreign currency exchange rates. We seek to minimize these risks, when considered appropriate, through the use of interest rate hedges and similar financial instruments and other activities, although these measures may not be implemented or effective. Any material and untimely changes in interest rates or exchange rates could result in significant losses to us.

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

We principally operate in various locations throughout the United States and in Mexico all of which are considered to be in good condition, well maintained, and adequate for our purposes. The productive capacity utilized represents the percentage for all of 2008.

	Approximate		Productive
	Square Feet		Capacity
	Owned	Leased	Utilized

Rail Group	5,450,173	430,762	86%
Construction Products Group	1,027,000	—	78%
Inland Barge Group	937,800	55,000	98%
Energy Equipment Group	1,490,382	247,580	89%
Executive Offices	173,000	—	N/A

	9,078,355	733,342

Item 3.	Legal Proceedings.

See Note 19 of the Notes to Consolidated Financial Statements.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange under the ticker symbol “TRN”. The following table shows the closing price range of our common stock by quarter for the years ended December 31, 2008 and 2007.

	Prices
Year Ended December 31, 2008	High	Low

Quarter ended March 31, 2008	$31.09	$22.34
Quarter ended June 30, 2008	40.85	25.05
Quarter ended September 30, 2008	38.80	25.73
Quarter ended December 31, 2008	25.31	10.14

Year Ended December 31, 2007	High	Low

Quarter ended March 31, 2007	$44.70	$34.26
Quarter ended June 30, 2007	47.94	40.04
Quarter ended September 30, 2007	46.89	33.10
Quarter ended December 31, 2007	40.01	24.32

Our transfer agent and registrar as of December 31, 2008 was American Stock Transfer & Trust Company.

Holders

At December 31, 2008, we had approximately 1,891 record holders of common stock. The par value of the common stock is $1.00 per share.

Dividends

Trinity has paid 179 consecutive quarterly dividends. The quarterly dividend was increased to $0.08 per common share effective with the July 2008 dividend payment, an increase of over 14% as compared to the April 2008 dividend payment. This compares to $0.07 per common share, where it had been since October 2007. Quarterly dividends declared by Trinity for the years ended December 31, 2008 and 2007 are as follows:

	Year Ended December 31,
	2008	2007

Quarter ended March 31,	$0.07	$0.06
Quarter ended June 30,	0.08	0.06
Quarter ended September 30,	0.08	0.07
Quarter ended December 31,	0.08	0.07

Total	$0.31	$0.26

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

The following graph compares the Company’s cumulative total stockholder return (assuming reinvestment of dividends) during the five-year period ended December 31, 2008 with an overall stock market index (New York Stock Exchange index) and the Company’s peer group index (Dow Jones Commercial Vehicles & Trucks Index). The data in the graph assumes $100 was invested on December 31, 2003.

	2003	2004	2005	2006	2007	2008
Trinity Industries, Inc.	100	111	145	175	139	80
Dow Jones Commercial Vehicles & Trucks Index	100	113	151	178	228	119
New York Stock Exchange Index	100	113	122	143	151	95

Issuer Purchases of Equity Securities

This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended December 31, 2008:

				Maximum
				Number (or
			Total Number of	Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as	Shares (or Units)
			Part of Publicly	that May Yet Be
	Number of	Average Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the Plans
Period	Purchased(1)	Share(1)	Programs	or Programs

October 1, 2008 through October 31, 2008	1,994,400	$21.18	1,994,400	$138,851,256
November 1, 2008 through November 30, 2008	264	$14.78	—	$138,851,256
December 1, 2008 through December 31, 2008	102,052	$15.70	—	$138,851,256

Total	2,096,716	$20.91	1,994,400	$138,851,256

(1)	These columns include the following transactions during the three months ended December 31, 2008: (i) the surrender to the Company of 99,280 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, (ii) the purchase of 3,036 shares of common stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust, and (iii) the purchase of 1,994,400 shares of common stock at a cost of approximately $42.2 million marketing a privately negotiated transaction as part of the Company’s stock repurchase program. On December 13, 2007, the Company’s Board of Directors authorized a $200 million stock repurchase program of its common stock. This program allows for the repurchase of the Company’s common stock through December 31, 2009. Since the inception of this program, the Company has repurchased a total of 2,719,700 shares at a cost of approximately $61.2 million.

Item 6.	Selected Financial Data.

The following financial information for the five years ended December 31, 2008 has been derived from our audited consolidated financial statements. Historical information has been reclassified to conform to the 2008 presentation of discontinued operations. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere herein.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in millions, except percent and per share data)

Statement of Operations Data:
Revenues	$3,882.8	$3,832.8	$3,218.9	$2,709.7	$1,965.0
Operating profit	549.0	512.8	382.6	204.1	7.7
Income (loss) from continuing operations	287.3	293.8	215.5	110.5	(14.3)
Discontinued operations:
Gain on sales of discontinued operations, net of provision for income taxes of $12.2	—	—	20.4	—	—
Income (loss) from discontinued operations, net of provision (benefit) for income taxes of $0.0, $(0.2), $(1.7), $(8.3), and $1.5	(1.5)	(0.7)	(5.8)	(24.2)	5.0

Net income (loss)	$285.8	$293.1	$230.1	$86.3	$(9.3)

Net income (loss) applicable to common shareholders	$285.8	$293.1	$230.1	$83.1	$(12.4)

Net income (loss) applicable to common shareholders per common share:
Basic:
Continuing operations	$3.67	$3.73	$2.80	$1.51	$(0.25)
Discontinued operations	(0.02)	(0.01)	0.19	(0.34)	0.07

	$3.65	$3.72	$2.99	$1.17	$(0.18)

Diluted:
Continuing operations	$3.61	$3.65	$2.72	$1.44	$(0.25)
Discontinued operations	(0.02)	0.00	0.18	(0.31)	0.07

	$3.59	$3.65	$2.90	$1.13	$(0.18)

Weighted average number of shares outstanding:
Basic	78.4	78.7	76.9	71.0	69.8
Diluted	79.7	80.4	79.3	76.7	69.8
Dividends declared per common share	$0.31	$0.26	$0.21	$0.17	$0.16
Balance Sheet Data:
Total assets	$4,915.8	$4,043.2	$3,425.6	$2,586.5	$2,210.2
Debt — recourse	715.6	730.3	772.4	432.7	475.3
Debt — non-recourse	1,190.3	643.9	426.5	256.3	42.7
Series B Preferred Stock	—	—	—	58.7	58.2
Stockholders’ equity	$1,831.2	$1,726.7	$1,403.5	$1,114.4	$1,012.9
Ratio of total debt to total capital	51.0%	44.3%	46.1%	37.0%	32.6%
Book value per share	$23.06	$21.21	$17.54	$15.04	$14.13

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Company Overview

Trinity Industries, Inc., headquartered in Dallas, Texas, is a multi-industry company that owns a variety of market-leading businesses which provide products and services to the industrial, energy, transportation, and construction sectors. We operate in five distinct business groups which we report on a segment basis: the Rail Group, Construction Products Group, Inland Barge Group, Energy Equipment Group, and Railcar Leasing and Management Services Group. We also report All Other which includes the Company’s captive insurance and transportation companies; legal, environmental, and upkeep costs associated with non-operating facilities; other peripheral businesses; and the change in market valuation related to ineffective commodity hedges.

Our Rail and Inland Barge Groups and our structural wind towers business operate in cyclical industries. Our Construction Products and Energy Equipment Groups are subject to seasonal fluctuations with the first quarter historically being the weakest quarter. Fluctuations in the Railcar Leasing and Management Services Group are primarily driven by railcar sales from the lease fleet. The economic and financial crisis experienced by the United States economy during 2008 impacted our businesses. During 2008, market steel prices were extremely volatile and rose significantly during most of 2008 before eventually declining and leveling off at the end of the year. However, we were able to mitigate the majority of this volatility through contract purchases, existing supplier commitments and price escalation clauses and other arrangements with our customers. New orders for railcars dropped significantly in the fourth quarter of this year as the transportation industry saw a significant decline in business volumes. The outlook for the transportation industry for 2009 appears to be for a significant downturn. Demand for structural wind towers dropped in the second half of the year as green energy companies experienced tightened credit markets and lower prices for electricity sales. The slow down in the residential and commercial construction markets impacted our Construction Products group as well. We continually assess our manufacturing capacity and take steps to align our production facilities with demand. As a result of our assessment, we idled four railcar production facilities and one structural wind towers production facility during the fourth quarter of 2008 and early in 2009.

Executive Summary

The Company’s revenues for 2008 exceeded $3.8 billion. Our Rail Group provided external revenues of more than $1.3 billion. Operating profit from continuing operations was $549.0 million for 2008. The Rail Group provided the highest operating profits from external revenues of $247.7 million.

For the year ended December 31, 2008, we experienced decreases in both income from continuing operations and net income over the prior year. Income from continuing operations decreased $6.5 million and net income decreased $7.3 million.

Capital expenditures for 2008 were $1,243.1 million with $1,110.8 million utilized for lease fleet additions, net of deferred profit of $86.3 million.

We ended 2008 with a backlog in our Rail Group of approximately $722.4 million consisting of approximately 8,260 railcars. The railcar backlog dollar value as of December 31, 2008 was as follows:

As of
December 31, 2008
(in millions)

External Customers	$285.3
TRIP Leasing	124.3
Leasing Group	312.8

Total	$722.4

The total amount of the backlog dedicated to the Leasing Group was supported by lease agreements with external customers. The final amount dedicated to the Leasing Group or TRIP Leasing may vary by the time of delivery.

Global Insight, Inc., an independent industry research firm, has estimated in its First Quarter 2009 report that the average age of the North American freight car fleet is approximately 19.3 years, with over 39% older than 25 years and has estimated that United States carload traffic could decline by more than 10% in 2009, with an increase of 2.3% for 2010 and a 4.7% increase in 2011.

The table below is an average of the January 2009 estimates of approximate industry railcar deliveries for the next five years from two independent third party research firms, Global Insight, Inc. and Economic Planning Associates, Inc.

2009	28,300
2010	23,700
2011	41,550
2012	56,050
2013	62,550

TILC purchases a portion of our railcar production, financing a portion of the purchase price through a non-recourse warehouse lending facility and periodically refinances those borrowings through sale/leaseback and other leveraged lease or equipment financing transactions. In 2008, TILC purchased approximately 50.0% of our railcar production, up from 36.4% in 2007. This percentage increase is the result of a strategic decision to grow our lease fleet. On a segment basis, sales to TILC and related profits are included in the operating results of our Rail Group but are eliminated in consolidation.

In 2007, the Company purchased 20% of the equity in newly-formed TRIP Rail Holdings LLC (“TRIP Holdings”). TRIP Holdings provides railcar leasing and management services in North America. Railcars are purchased from Trinity by a wholly-owned subsidiary of TRIP Holdings, TRIP Leasing.

In June 2008, the Company entered into an agreement with an equity investor of TRIP Holdings potentially requiring Trinity to acquire from the equity investor up to an additional 5% equity ownership in TRIP Holdings if the option were to be exercised to its fullest extent. Subsequent to December 31, 2008, the equity investor exercised the option requiring the Company to acquire an additional 5% equity ownership in TRIP Holdings for approximately $9.0 million. As a result, the Company now owns a 25% equity ownership in TRIP Holdings, increasing the Company’s total commitment by $12.3 million to $61.3 million, of which $35.9 million has been paid. The exercising of this agreement does not change the accounting treatment of TRIP Holdings in the Company’s consolidated financial statements.

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

On December 13, 2007, the Company’s Board of Directors authorized a $200 million stock repurchase program of its common stock. This program allows for the repurchase of the Company’s common stock through December 31, 2009. During the year ended December 31, 2008, 2,615,500 shares were repurchased under this program at a cost of approximately $58.3 million. Since the inception of this program, the Company has repurchased a total of 2,719,700 shares at a cost of approximately $61.2 million.

Results of Operations

Years Ended December 31, 2008, 2007, and 2006

Overall Summary for Continuing Operations

Revenues

	Year Ended December 31, 2008
	Revenues			Percent Change
	External	Intersegment	Total	2008 versus 2007
	(in millions, except percents)

Rail Group	$1,381.0	$1,182.4	$2,563.4	7.6%
Construction Products Group	719.7	21.5	741.2	1.1%
Inland Barge Group	625.2	—	625.2	26.8%
Energy Equipment Group	605.7	26.9	632.6	45.8%
Railcar Leasing and Management Services Group	535.9	—	535.9	(15.2)%
All Other	15.3	63.4	78.7	12.8%
Eliminations — lease subsidiary	—	(1,162.4)	(1,162.4)
Eliminations — other	—	(131.8)	(131.8)

Consolidated Total	$3,882.8	$—	$3,882.8	1.3%

	Year Ended December 31, 2007
	Revenues			Percent Change
	External	Intersegment	Total	2007 versus 2006
	(in millions, except percents)

Rail Group	$1,540.0	$841.5	$2,381.5	11.2%
Construction Products Group	731.2	1.8	733.0	5.4%
Inland Barge Group	493.2	—	493.2	32.9%
Energy Equipment Group	422.4	11.5	433.9	28.9%
Railcar Leasing and Management Services Group	631.7	—	631.7	108.0%
All Other	14.3	55.5	69.8	26.4%
Eliminations — lease subsidiary	—	(828.5)	(828.5)
Eliminations — other	—	(81.8)	(81.8)

Consolidated Total	$3,832.8	$—	$3,832.8	19.1%

	Year Ended December 31, 2006
	Revenues
	External	Intersegment	Total
	(in millions)

Rail Group	$1,516.9	$625.7	$2,142.6
Construction Products Group	694.0	1.3	695.3
Inland Barge Group	371.2	—	371.2
Energy Equipment Group	327.6	8.9	336.5
Railcar Leasing and Management Services Group	303.5	0.2	303.7
All Other	5.7	49.5	55.2
Eliminations — lease subsidiary	—	(620.0)	(620.0)
Eliminations — other	—	(65.6)	(65.6)

Consolidated Total	$3,218.9	$—	$3,218.9

Our revenues for the year ended December 31, 2008 increased due to improved sales in all our business groups, except the Railcar Leasing and Management Services Group (“Leasing Group”). Revenues for the Rail Group improved due to an increase in shipments to our Leasing Group. Revenues for the Construction Products Group improved due to increased volumes in our highway products business and sales generated by our entry into the asphalt business offset by decreased volumes in our bridge girder business and the impact of divestitures in the concrete and aggregates businesses. Revenues of the Construction Products Group were also offset by lower revenues in the concrete and aggregates businesses due to adverse weather conditions in Texas and Louisiana as well as a decreased demand for concrete and aggregates products. Inland Barge Group revenues increased primarily as a result of greater barge shipments, a change in the mix of barges sold, and an increase in raw material costs resulting in higher prices. An increase in structural wind towers sales was the primary reason for the increase in revenues in the Energy Equipment Group. The decline in sales of railcars from the lease fleet caused an overall decrease in revenues in the Leasing Group.

Our revenues for the year ended December 31, 2007 increased due to higher total sales across all segments. Increased railcar shipments to our Leasing Group yielded higher revenues for the Rail Group. The increased revenue for the Construction Products Group was primarily attributable to increased sales volumes in our aggregates business, our entry into the asphalt business, and increases in various raw material costs, which resulted in higher sales prices offset by decreased volumes in our bridge girder and concrete businesses. Inland Barge Group revenues increased primarily as a result of greater barge shipments and a change in the mix of barges sold. An increase in structural wind towers sales was the primary reason for the increase in revenues in the Energy Equipment Group. Higher rental revenues related to additions to the fleet and higher average lease rates, and increased sales of cars from the lease fleet drove the increase in revenue in the Railcar Leasing and Management Services Group.

Operating Profit (Loss)

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Rail Group	$247.7	$347.6	$253.9
Construction Products Group	58.2	58.2	61.5
Inland Barge Group	119.2	72.6	44.5
Energy Equipment Group	100.3	50.1	45.7
Railcar Leasing and Management Services Group	158.9	161.2	106.5
All Other	2.5	1.8	(8.8)
Corporate	(41.3)	(34.9)	(37.9)
Eliminations — lease subsidiary	(86.3)	(138.0)	(83.3)
Eliminations — other	(10.2)	(5.8)	0.5

Consolidated Total	$549.0	$512.8	$382.6

Our operating profit for the year ended December 31, 2008 increased as the result of overall higher revenues, an increase in the size of our lease fleet, and higher barge and structural wind towers sales. These increases in operating profit were offset by higher raw material costs and competitive pricing pressure in the market for new railcars. Selling, engineering, and administrative expenses as a percentage of revenues increased to 6.3% for 2008 as compared to 6.0% for 2007. Overall, selling, engineering, and administrative expenses increased $14.1 million year over year as a result of increased headcount and related costs, increased professional services, and approximately 4.2 million for due diligence related to potential acquisitions that are no longer being pursued.

Our operating profit for the year ended December 31, 2007 increased as the result of higher revenues, an increase in the size of our lease fleet, higher average lease rates, and increased sales of railcars from the lease fleet offset by a $15.0 million charge for the potential resolution of a barge litigation settlement. Selling, engineering, and administrative expenses as a percentage of revenue decreased to 6.0% for 2007 compared to 6.5% for 2006. Overall, selling, engineering, and administrative expenses increased $20.8 million year over year as a result of increased headcount and related costs, higher incentive costs, and increased professional services.

Other Income and Expense.  Interest expense, net of interest income and capitalized interest of $0.9 million and $0.6 million, respectively, was $95.3 million for the year ended December 31, 2008 and $64.0 million for the year ended December 31, 2007. Interest income in 2008 decreased $7.1 million over the prior year as a result of lower interest rates and a decrease in cash available for investment. Interest expense in 2008 increased $24.2 million over the prior year due to an increase in debt levels and expense related to the ineffective portion of interest rate hedges. In addition, interest expense for the year ended December 31, 2008 included $6.8 million of interest expense related to the ineffective portion of interest rate hedges. The decrease in Other, net for the year ended December 31, 2008 was primarily due to a decrease in the gain on disposition of property, plant, and equipment compared to the prior year, partially offset by a write-down of an equity investment in the prior year.

Interest expense, net of interest income and capitalized interest, was $64.0 million for the year ended December 31, 2007 and $49.3 million for the year ended December 31, 2006. Interest income in 2007 decreased $2.6 million from the same period in 2006 due to lower investment income as a result of lower interest rates and a decrease in cash available for investment. Interest expense in 2007 increased $12.1 million over the same period in 2006 due to an increase in debt levels. During 2007 and 2006, the Company capitalized interest expense of $0.6 million and $0.3 million, respectively, as part of the cost of construction of facilities and equipment. The decrease in Other, net in 2007 was primarily due to the write-down of an equity investment partially offset by the gains on the disposal of property, plant, and equipment and foreign currency gains.

Income Taxes.  The effective tax rate of 37.9% for continuing operations for 2008 varied from the statutory rate of 35.0% due primarily to state income taxes and the loss of the benefit of the domestic production deduction. The prior year effective tax rate for continuing operations of 36.6% varied from the statutory rate of 35.0% due primarily to state income taxes, offset by an increase in the temporary credit to be applied against the State of Texas margin tax, the benefit of the domestic production deduction, and the utilization of capital losses previously not benefited. The effective tax rate for continuing operations for 2006 of 38.2% was greater than the statutory rate of 35.0% due to state income taxes and the change in the State of Texas margin tax.

Segment Discussion

Rail Group

				Percent Change
				2008	2007
	Year Ended December 31,			versus	versus
	2008	2007	2006	2007	2006
	($ in millions)

Revenues:
Rail	$2,396.9	$2,221.8	$1,917.4	7.9%	15.9%
Components	166.5	159.7	225.2	4.3%	(29.1)%

Total revenues	$2,563.4	$2,381.5	$2,142.6	7.6%	11.2%
Operating profit	$247.7	$347.6	$253.9
Operating profit margin	9.7%	14.6%	11.9%

Railcar shipments in 2008 increased 3.0% over 2007 shipments to approximately 28,200 railcars compared to the railcars shipped in 2007 and 2006 of approximately 27,370 and 25,240 railcars, respectively. As of December 31, 2008, our Rail Group backlog was approximately $722.4 million and consisted of approximately 8,260 railcars. The railcar backlog dollar value as of December 31, 2008, 2007, and 2006 was as follows:

	Year Ended December 31,
	2008	2007	2006
	(in millions)

External Customers	$285.3	$748.4	$1,369.1
TRIP Leasing	124.3	514.5	—
Leasing Group	312.8	1,426.7	1,501.3

Total	$722.4	$2,689.6	$2,870.4

The total amount of the backlog dedicated to the Leasing Group was supported by lease agreements with external customers. The final amount dedicated to the Leasing Group or TRIP Leasing may vary by the time of delivery. Backlog as of December 31, 2007 and 2006 was approximately 31,870 and 35,930 railcars, respectively. Results for the years ended December 31, 2008 and December 31, 2007 included $337.5 million and $232.6 million, respectively, in railcars sold to TRIP Leasing that resulted in gains of $61.6 million and $41.1 million, respectively, of which $12.4 million and $8.2 million, respectively, in profit was deferred based on our 20% equity interest.

Operating profit for the Rail Group decreased for the year ended December 31, 2008 by $99.9 million compared to the prior year. This decrease was primarily due to the competitive pricing environment, increases in raw material costs, and a reserve for future losses on railcar sales. Steel costs were very volatile and rose significantly during most of the year before eventually declining and leveling off at the end of the year. On certain fixed price railcar contracts, actual cost increases and surcharges caused the total cost of the railcar to exceed the amounts originally anticipated, and in some cases, the actual contractual sale price of the railcar. The expense related to reserves for estimated losses on fixed price contracts of $4.6 million was recorded during the year ended December 31, 2008. The expense related to reserves for estimated losses on fixed price contracts was not significant for the years ended December 31, 2007 and 2006.

Operating profit for the Rail Group increased for the year ended December 31, 2007 by $93.7 million compared to the same period in 2006. The increase was primarily due to increased pricing, product mix, and volume, as well as improved operating efficiencies.

In the year ended December 31, 2008, railcar shipments included sales to the Leasing Group of $1,162.4 million compared to $828.5 million in 2007 with a deferred profit of $86.3 million compared to $138.0 million for the year ended December 31, 2007. Railcar sales to the Leasing Group for 2006 were $620.0 million with a deferred profit of $83.3 million. Sales to the Leasing Group and related profits are included in the operating results of the Rail Group but eliminated in consolidation.

Construction Products Group

				Percent Change
				2008	2007
	Year Ended December 31,			versus	versus
	2008	2007	2006	2007	2006
	($ in millions)

Revenues:
Concrete and Aggregates	$430.5	$458.8	$407.5	(6.2)%	12.6%
Highway Products	284.1	239.1	232.5	18.8%	2.8%
Other	26.6	35.1	55.3	(24.2)%	(36.5)%

Total revenues	$741.2	$733.0	$695.3	1.1%	5.4%
Operating profit	$58.2	$58.2	$61.5
Operating profit margin	7.9%	7.9%	8.8%

The increase in revenues for the year ended December 31, 2008 compared to the same period in 2007 was primarily attributable to an increase in volume in our highway products business, sales generated by our entry into the asphalt business in 2007, and an increase in various raw material costs that have resulted in higher sales prices. These increases were offset by a decrease in volume in our bridge girder business and the impact of divestitures in the concrete and aggregates businesses. Revenues were also offset by lower revenues in the concrete and aggregates businesses due to adverse weather conditions in Texas and Louisiana during the year ended December 31, 2008 as well as decreased demand. Revenues increased for the year ended December 31, 2007 compared to the same period in 2006 primarily due to increased volume in our aggregates business, our entry into the asphalt business, and increased prices in our concrete business offset by decreased volumes in our bridge girder and concrete businesses.

Operating profit and operating margin for the year ended December 31, 2008 compared to the year ended December 31, 2007 remained unchanged. This can be attributed to increased sales in the highway products and asphalt businesses offset by lower margins in the concrete and aggregates businesses due to volume decreases, unfavorable weather conditions, and increased raw material prices. Operating profit and operating profit margin for the year ended December 31, 2007 compared to the same period in 2006 decreased due to higher production costs in the highway products business and lost production days in our concrete business as a result of inclement weather.

Inland Barge Group

				Percent Change
				2008	2007
	Year Ended December 31,			versus	versus
	2008	2007	2006	2007	2006
	($ in millions)

Revenues	$625.2	$493.2	$371.2	26.8%	32.9%
Operating profit	$119.2	$72.6	$44.5
Operating profit margin	19.1%	14.7%	12.0%

Revenues increased for the year ended December 31, 2008 compared to the same period in 2007 due to an increase in the sales of hopper and tank barges, a change in the mix of barges sold, and an increase in raw material costs that resulted in higher sales prices. The increase in revenues for the year ended December 31, 2007 compared to the same period in 2006 was due to an increase in the sales of hopper and tank barges and a change in the mix of barges sold.

Operating profit for the year ended December 31, 2008 increased compared to the same period in 2007 due to increased revenues, a change in the mix of barges sold, and improved margins due to operating efficiencies. Operating profit also increased due to the refund of $2.0 million in unclaimed settlement funds related to the Waxler Case (see Note 19 of the Notes to the Consolidated Financial Statements). Operating profit for the year ended December 31, 2007 increased compared to the same period in 2006 due to increased revenues, a change in the mix of barges sold, and improved margins due to operating efficiencies, partially offset by a $15.0 million charge for the resolution of the Waxler Case. Barge litigation and related costs were $0.2 million for 2008 compared to $16.5 million for 2007, which included the $15.0 million charge for the resolution of the Waxler Case, and $3.2 million for 2006, respectively. As of December 31, 2008, the backlog for the Inland Barge Group was approximately $527.8 million compared to approximately $752.8 million and approximately $463.6 million for 2007 and 2006, respectively.

Energy Equipment Group

				Percent Change
				2008	2007
	Year Ended December 31,			versus	versus
	2008	2007	2006	2007	2006
	($ in millions)

Revenues:
Structural wind towers	$422.5	$245.9	$148.6	71.8%	65.5%
Other	210.1	188.0	187.9	11.8%	0.0%

Total revenues	$632.6	$433.9	$336.5	45.8%	28.9%
Operating profit	$100.3	$50.1	$45.7
Operating profit margin	15.9%	11.5%	13.6%

Revenues increased for the year ended December 31, 2008 compared to the same period in 2007 due to an increase in sales of structural wind towers and products manufactured and sold in Mexico offset by lower sales in the weaker domestic container market. Revenues increased for the year ended December 31, 2007 compared to the same period in 2006 due to higher sales of structural wind towers. As of December 31, 2008, the backlog for structural wind towers was approximately $1.4 billion compared to approximately $702.4 million and approximately $248.5 million for 2007 and 2006, respectively.

Operating profit and operating profit margin for the year ended December 31, 2008 increased compared to the same period in 2007 due to an increase in sales of structural wind towers and the improved margins on containers produced in Mexico. Operating profit for the year ended December 31, 2007 increased compared to the same period in 2006 primarily due to higher sales of structural wind towers. The operating profit margin for the year ended

December 31, 2007 was lower than the same period in 2006 due to expansion costs related to structural wind towers production and a weaker LPG tank market in the United States and in Mexico during 2007.

Railcar Leasing and Management Services Group

				Percent Change
				2008	2007
	Year Ended December 31,			versus	versus
	2008	2007	2006	2007	2006
	($ in millions)

Revenues:
Leasing and management	$313.8	$272.4	$215.0	15.2%	26.7%
Sales of cars from the lease fleet	222.1	359.3	88.7	(38.2)%	305.1%

Total revenues	$535.9	$631.7	$303.7	(15.2)%	108.0%
Operating profit:
Leasing and management	$124.2	$112.0	$83.2
Sales of cars from the lease fleet	34.7	49.2	23.3

Total operating profit	$158.9	$161.2	$106.5
Operating profit margin:
Leasing and management	39.6%	41.1%	38.7%
Sales of cars from the lease fleet	15.6	13.7	26.3
Total operating profit margin	29.7	25.5	35.1
Fleet utilization at year end	98.6%	99.2%	99.5%

Total revenues decreased for the year ended December 31, 2008 due to decreased sales from the lease fleet offset by increased rental revenues related to additions to the lease fleet, growth of the per diem fleet, and management and origination fees. Total revenues increased for the year ended December 31, 2007 compared to the same period in 2006 due to increased sales from the lease fleet, increased rental revenues related to additions to the leasing and management fleet, and higher average rental rates on the re-marketed fleet.

Operating profit for leasing and management operations increased for the year ended December 31, 2008 primarily due to rental proceeds from fleet additions. Operating profit for leasing and management operations increased for the year ended December 31, 2007 primarily due to an increase in rental proceeds from fleet additions and higher average lease rates. Results for the years ended December 31, 2008 and December 31, 2007 included $134.2 million and $283.6 million, respectively, in sales of railcars to TRIP Leasing that resulted in gains of $20.8 million and $48.6 million, respectively, of which $4.2 million and $9.7 million, respectively, in profit was deferred based on our 20% equity interest.

To fund the continued expansion of its lease fleet to meet market demand, the Leasing Group generally uses its non-recourse warehouse facility or excess cash to provide initial financing for a portion of the purchase price of the railcars. Subsequently, the Leasing Group generally obtains long-term financing for the railcars in the lease fleet through long-term recourse debt such as equipment trust certificates, long-term non-recourse operating leases pursuant to sales/leaseback transactions, non-recourse asset-backed securities, or recourse convertible subordinated notes. In February 2008, the warehouse facility was increased to $600 million with the availability period of this facility remaining through August 2009. In May 2008, Trinity Rail Leasing VI LLC issued $572.2 million of 30-year promissory notes. See Financing Activities.

As of December 31, 2008, the Leasing Group’s lease fleet of approximately 47,850 owned or leased railcars had an average age of 4.6 years and an average remaining lease term of 4.5 years.

All Other

				Percent Change
				2008	2007
	Year Ended December 31,			versus	versus
	2008	2007	2006	2007	2006
	($ in millions)

Revenues	$78.7	$69.8	$55.2	12.8%	26.4%
Operating profit (loss)	$2.5	$1.8	$(8.8)

The increase in revenues and operating profit for the year ended December 31, 2008 over 2007 and 2006 was primarily attributable to an increase in intersegment sales by our transportation company. The increase in operating profit for the year ended December 31, 2008 as compared to 2007 was due to the increase in intersegment sales, partially offset by an increase in legal and environmental costs associated with non-operating facilities and a decline in the market valuation of commodity hedges that are required to be marked to market. The increase in the operating profit for the year ended December 31, 2007 compared to 2006 was due to the increase in intersegment sales, income related to the market valuation of commodity hedges that are required to be marked to market, and a decrease in costs associated with non-operating facilities. The operating loss for the year ended December 31, 2006 was due to legal and environmental costs associated with non-operating facilities and the expense related to the market valuation of ineffective commodity hedges.

Liquidity and Capital Resources

Cash Flows

Operating Activities.  Net cash provided by the operating activities of continuing operations for the year ended December 31, 2008 was $417.9 million compared to $344.6 million of net cash provided by the operating activities of continuing operations for the same period in 2007. Raw materials inventory at December 31, 2008 increased approximately 17% over the prior year primarily attributable to increased steel prices. There was $1.3 million of net cash provided by the operating activities of discontinued operations for the year ended December 31, 2008 compared to $0.1 million of net cash required by operating activities for discontinued operations for the same period in 2007.

Investing Activities.  Net cash required by investing activities of continuing operations for the year ended December 31, 2008 was $1,000.2 million compared to $534.8 million for the same period last year. Capital expenditures for the year ended December 31, 2008 were $1,243.1 million, of which $1,110.8 million were for additions to the lease fleet. This compares to $894.1 million of capital expenditures for the same period last year, of which $705.4 million were for additions to the lease fleet. Proceeds from the sale of property, plant, and equipment and other assets were $242.9 million for the year ended December 31, 2008, composed primarily of railcar sales from the lease fleet, which included $134.2 million to TRIP Leasing, and the sale of non-operating assets. This compared to $410.3 million for the same period in 2007 composed primarily of railcar sales from the lease fleet, which included $283.6 million to TRIP Leasing, and the sale of non-operating assets. For the year ended December 31, 2007, $51.0 million of cash was required for acquisitions by our Construction Products Group.

Financing Activities.  Net cash provided by financing activities during the year ended December 31, 2008 was $453.2 million compared to $168.4 million for the same period in 2007. We intend to use our cash to fund the operations, expansions, and growth initiatives of the Company.

At December 31, 2008, there were no borrowings under our $425 million revolving credit facility that matures on October 19, 2012. Interest on the revolving credit facility is calculated at prime or LIBOR plus 75 basis points. After $98.8 million was considered for letters of credit, $326.2 million was available under the revolving credit facility as of December 31, 2008.

On October 15, 2008, the Company sent a notice to the holders of its Convertible Subordinated Notes. This notice, as required by the Indenture, notified the holders that as a result of increases in the Company’s dividend, the Conversion Rate has been adjusted to 19.2004 and the Conversion Price has been adjusted to $52.08.

In May 2008, TRL VI, a limited purpose, indirect wholly-owned subsidiary of Trinity, issued $572.2 million of 30-year promissory notes (the “Promissory Notes”) to financial institutions. The Promissory Notes were secured by a portfolio of railcars valued at approximately $743.1 million, operating leases thereon, and certain cash reserves. The Promissory Notes are obligations of TRL VI and are non-recourse to Trinity. TRL VI acquired the railcars securing the Promissory Notes by purchase from TILC and a subsidiary. The proceeds were used to repay a portion of our warehouse facility and to finance unencumbered railcars on our consolidated balance sheet. TILC entered into certain agreements relating to the transfer of the railcars to TRL VI and the management and servicing of TRL VI’s assets. The Promissory Notes bear interest at a floating rate of one-month LIBOR plus a margin of 1.50%. The LIBOR portion of the interest rate on the Promissory Notes is fixed at approximately 4.13% for the first seven years from the date of issuance of the Promissory Notes through interest rate hedges. The interest rate margin on the Promissory Notes will increase by 0.50% on each of the seventh and eighth anniversary dates of the issuance of the Promissory Notes and by an additional 2.00% on the tenth anniversary date of the issuance of the Promissory Notes. The Promissory Notes may be prepaid at any time and may be prepaid without penalty at any time after the third anniversary date of the issuance of the Promissory Notes.

In February 2008, TILC increased its warehouse facility to $600 million with the availability period of the facility remaining through August 2009. This facility, established to finance railcars owned by TILC, had $312.7 million outstanding at December 31, 2008. The warehouse facility is due August 2009 and, unless renewed, will be payable in three equal installments in February 2010, August 2010, and February 2011. The Company is currently working to renew this facility, and believes the interest rate will rise to reflect the current market. Railcars financed by the warehouse facility have historically been refinanced under long-term financing agreements. Specific railcars and the underlying leases secure the facility. Advances under the facility may not exceed 78% of the fair market value of the eligible railcars securing the facility as defined by the agreement. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in-rate of 3.04% at December 31, 2008. At December 31, 2008, $287.3 million was available under this facility.

On December 13, 2007, the Company’s Board of Directors authorized a $200 million stock repurchase program of its common stock. This program allows for the repurchase of the Company’s common stock through December 31, 2009. During the year ended December 31, 2008, 2,615,500 shares were repurchased under this program at a cost of approximately $58.3 million. Since the inception of this program, the Company has repurchased a total of 2,719,700 shares at a cost of approximately $61.2 million.

The economic and financial crisis experienced by the United States economy during 2008 impacted our businesses. During 2008, market steel prices were extremely volatile and rose significantly during most of the year before eventually declining and leveling off at the end of the year. However, we were able to mitigate the majority of the volatility through contract purchases, existing supplier commitments and price escalation clauses and other arrangements with our customers. New orders for railcars and barges dropped significantly in the fourth quarter of 2008 as the transportation industry saw a significant decline in the shipment of freight. The outlook for the transportation industry for 2009 is for a significant downturn. Orders for structural wind towers dropped in the second half of the year as green energy companies experienced tightened credit markets coupled with lower prices for electricity sales. The slow down in the residential and commercial construction markets impacted our Construction Products Group as well. We continually assess our manufacturing capacity and take steps to align our production facilities with the nature of the demand. As a result of our assessment, we idled four railcar production facilities and one structural wind towers production facility during the fourth quarter of 2008 and in early 2009.

Equity Investment

See Note 5 of the Notes to the Consolidated Financial Statements.

Future Operating Requirements

We expect to finance future operating requirements with cash flows from operations, and depending on market conditions, long-term and short-term debt, and equity. Debt instruments that the Company has utilized include its revolving credit facility, the warehouse facility, senior notes, convertible subordinated notes, asset-backed securities, and sale/leaseback transactions. The Company has also issued equity at various times. For the year ended December 31, 2008, the Company generated a tax loss. This loss was a result of the “Economic Stimulus Act of 2008” which provided for the immediate tax deduction of 50% of the basis of property placed in service during 2008. The Company is anticipating a refund $98.7 million. As of December 31, 2008, the Company had $326.2 million available under its revolving credit facility and $287.3 million available under its warehouse facility. Despite the volatile conditions in both the credit and stock markets, the Company believes it has access to adequate capital resources to fund operating requirements and is active in the financial markets.

Off Balance Sheet Arrangements

See Note 4 of the Notes to the Consolidated Financial Statements.

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

Interest rate hedges

In anticipation of a future debt issuance, we entered into interest rate swap transactions during the fourth quarter of 2006 and during 2007. These instruments, with a notional amount of $370 million, hedged the interest rate on a portion of a future debt issuance associated with an anticipated railcar leasing transaction, which closed in May 2008. These instruments settled during the second quarter of 2008. The weighted average fixed interest rate under these instruments was 5.34%. These interest rate swaps were accounted for as cash flow hedges with changes in the fair value of the instruments of $24.5 million recorded as a loss in AOCL through the date the related debt issuance closed with a principal balance of $572.2 million in May 2008. The balance is being amortized over the term of the related debt. At December 31, 2008, the balance remaining in AOCL was $21.9 million. The effect on interest expense for the year ended December 31, 2008 was an increase of $7.1 million. Of the expense, $4.5 million was due to the ineffective portion of the hedges associated with hedged interest payments that will not be made and $2.6 million was due to amortization of the AOCL balance. It is expected that $4.0 million in net unrealized losses will be realized in earnings during 2009.

In May 2008, we entered into an interest rate swap transaction which is being used to fix the LIBOR component of the debt issuance which closed in May 2008. The fixed interest rate under this instrument is 4.126%. The amount recorded for this instrument as of December 31, 2008 in the consolidated balance sheet was a liability of $56.5 million, with $55.8 million of expense in AOCL. The effect on interest expense for the year ended December 31, 2008 was an increase of $5.5 million, which included the mark to market valuation on the interest rate swap transaction and the monthly settlement of interest. It is expected that $17.9 million in net unrealized losses will be realized in earnings during 2009.

During the fourth quarter of 2008, we entered into interest rate swap transactions, with a notional amount of $200 million, which are being used to counter our exposure to changes in the variable interest rate associated with our warehouse facility. The weighted average fixed interest rate under these instruments at December 31, 2008 was 1.798%. The amount recorded for these instruments as of December 31, 2008 on the consolidated balance sheet was a liability of $2.4 million. The effect on interest expense for the year ended December 31, 2008 was an increase of $2.4 million, which included the mark to market valuation on the interest rate swap transactions and the monthly settlement of interest.

During 2005 and 2006, we entered into interest rate swap transactions in anticipation of a future debt issuance. These instruments, with a notional amount of $200 million, fixed the interest rate on a portion of a future debt issuance associated with a railcar leasing transaction in 2006 and settled at maturity in the first quarter of 2006. The weighted average fixed interest rate under these instruments was 4.87%. These interest rate swaps were being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in AOCL through the date the related debt issuance closed in May 2006. The balance is being amortized over the term of the related debt. At December 31, 2008, the balance remaining in AOCL was $3.4 million of income. The effect of the amortization on interest expense for the years ended December 31, 2008, 2007, and 2006 was a decrease of $0.4 million, $0.4 million, and $0.2 million, respectively.

Natural gas and diesel fuel

We continued a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. In July 2008, we settled our outstanding diesel fuel hedge contracts. The effect of the change in fair value of the diesel fuel hedges, as well as the effect of the settled diesel fuel contracts, on the consolidated statement of operations for the year ended December 31, 2008 was income of $9.5 million. The amount recorded in the consolidated balance sheet for natural gas hedges was a liability of $2.0 million as of December 31, 2008 and $1.0 million of expense in AOCL for both types of derivative instruments. The effect of the natural gas hedges on the consolidated statement of operations for the year ended December 31, 2008 was expense of $1.3 million, including losses of $0.8 million resulting from the mark to market valuation for the year ended December 31, 2008. The amount recorded in the consolidated balance sheet for both types of derivative instruments at December 31, 2007 was an asset of $1.5 million and $0.1 million of income in AOCL. The effect on the consolidated statement of operations for the year ended December 31, 2007 was income of $2.2 million and for the year ended December 31, 2006 was expense of $5.2 million.

Zinc

We also continued a program to mitigate the impact of fluctuations in the price of zinc purchases. The intent of this program is to protect our operating profit from adverse price changes by entering into derivative instruments. These instruments are short term with monthly maturities and no remaining balances in AOCL as of December 31, 2008. The effect on the consolidated statement of operations for the years ended December 31, 2008 and December 31, 2007 was income of $1.8 million and $2.6 million, respectively.

Stock-Based Compensation

We have a stock-based compensation plan covering our employees and our Board of Directors. See Note 17 of the Notes to the Consolidated Financial Statements.

Employee Retirement Plans

As disclosed in Note 13 of the Notes to the Consolidated Financial Statements, the projected benefit obligation for the employee retirement plans exceeds the plans’ assets by $133.4 million as of December 31, 2008 as compared to $67.2 million as of December 31, 2007. The change was primarily due to a decrease in actual investment returns and well as a reduction in the actuarial gains, offset by an increase in employer contributions. We continue to sponsor an employee savings plan under the existing 401(k) plan that covers substantially all employees and includes a Company matching contribution of up to 6% based on our performance, as well as a Supplemental Profit Sharing Plan.

Employer contributions for the year ending December 31, 2009 are expected to be $20.3 million for the defined benefit plans compared to $25.8 million contributed during 2008. Employer contributions to the 401(k) plans and the Supplemental Profit Sharing Plan for the year ending December 31, 2009 are expected to be $7.6 million compared to $7.0 million during 2008.

Subsequent to December 31, 2008, the Company’s amended its Supplemental Retirement Plan (the “Supplemental Plan”) designed to reduce future retirement plan costs. This amendment provides that all benefit accruals under the Supplemental Plan shall cease effective March 31, 2009, and the Supplemental Plan will be frozen as of that date. In addition, the Company amended the Trinity Industries, Inc. Standard Pension Plan (the “Pension Plan”). The amendment was designed to reduce future pension costs and provides that, effective March 31, 2009, all future benefit accruals under the Pension Plan will automatically cease for all participants, and the accrued benefits under the Pension Plan will be determined and frozen as of that date. The Company estimates that the financial impact of these actions will not be significant.

Contractual Obligations and Commercial Commitments

As of December 31, 2008, we had the following contractual obligations and commercial commitments:

		Payments Due by Period
		1 Year	2-3	4-5	After
Contractual Obligations and Commercial Commitments	Total	or Less	Years	Years	5 Years
	(in millions)

Debt, excluding interest	$1,905.9	$115.0	$390.0	$89.3	$1,311.6
Operating leases	39.5	16.6	19.4	2.0	1.5
Purchase obligations(1)	209.3	209.3	—	—	—
Letters of credit	98.8	94.7	4.1	—	—
Leasing Group — operating leases related to sale/leaseback transactions	695.9	47.6	82.4	91.0	474.9
Other	87.6	68.5	17.8	1.3	—

Total	$3,037.0	$551.7	$513.7	$183.6	$1,788.0

(1)	Non-cancelable purchase obligations are primarily for steel and railcar specialty components.

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”). See Note 12 of the Notes to Consolidated Financial Statements. As of December 31, 2008 and December 31, 2007, we had approximately $43.5 million and $31.7 million, respectively, of tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities.

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

Goodwill

SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) requires goodwill to be tested for impairment annually, or whenever events or circumstances change indicating that the carrying amount of the asset might be impaired. The goodwill impairment test is a two-step process which requires management to make judgmental assumptions regarding fair value. Changes in estimates or the application of alternative assumptions could produce significantly different results. Impairment is assessed at the “reporting unit” level by applying a fair value-based test. We perform this testing for our five principal business segments: (1) the Rail Group, (2) the Construction Products Group, (3) the Inland Barge Group, (4) the Energy Equipment Group, and (5) the Railcar Leasing and Management Services Group. An impairment loss generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimates and judgments that most significantly affect the fair value calculations are assumptions related to revenue and operating profit growth, discount rates and exit multiples. We determined that there was no impairment of the recorded goodwill balance of $504.0 million as of December 31, 2008. The Company will continue to consider potential goodwill impairment indicators in 2009, including a prolonged decline in our stock price and further business declines.

Warranties

The Company provides warranties against workmanship and materials defects ranging from one to five years depending on the product. The warranty costs are estimated using a two step approach. First, an estimate is made for the cost of all claims that have been filed by customers. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. The Company provides for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assesses the adequacy of the resulting reserves on a quarterly basis.

Insurance

We are effectively self-insured for workers’ compensation claims. A third-party administrator processes all such claims. We accrue our workers’ compensation liability based upon independent actuarial studies. To the extent actuarial assumptions change and claims experience rates differ from historical rates, our liability may change.

Contingencies and Litigation

We are currently involved in certain legal proceedings. As discussed in Note 19 of the Notes to Consolidated Financial Statements, as of December 31, 2008, we have accrued our estimate of the probable settlement or judgment costs for the resolution of certain of these claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to these proceedings.

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

Recent Accounting Pronouncements

See Note 1 of the Notes to the Consolidated Financial Statements.

Forward-Looking Statements

This annual report on Form 10-K (or statements otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the SEC, news releases, conferences, World Wide Web postings or otherwise) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not historical facts are forward-looking statements and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performances, estimates, projections, goals, and forecasts. Trinity uses the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify these forward-looking statements. Potential factors, which could cause our actual results of operations to differ materially from those in the forward-looking statements, include among others:

•	market conditions and demand for our business products and services;

•	the cyclical nature of industries in which we compete;

•	variations in weather in areas where our construction and energy products are sold, used, or installed;

•	disruption of manufacturing capacity due to weather related events;

•	the timing of introduction of new products;

•	the timing of customer orders or a breach of customer contracts;

•	the credit worthiness of customers;

•	product price changes;

•	changes in mix of products sold;

•	the extent of utilization of manufacturing capacity;

•	availability and costs of steel, component parts, supplies, and other raw materials;

•	competition and other competitive factors;

•	changing technologies;

•	surcharges and other fees added to fixed pricing agreements for raw materials;

•	interest rates and capital costs;

•	counter-party risks for financial instruments;

•	long-term funding of our operations;

•	taxes;

•	the stability of the governments and political and business conditions in certain foreign countries, particularly Mexico;

•	changes in import and export quotas and regulations;

•	business conditions in foreign economies;

•	results of litigation; and

•	legal, regulatory, and environmental issues.

Any forward-looking statement speaks only as of the date on which such statement is made. Trinity undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Our earnings could be affected by changes in interest rates due to the impact those changes have on our variable rate debt obligations, which represented approximately 45.7% of our total debt as of December 31, 2008. If interest rates average one percentage point more in fiscal year 2009 than they did during 2008, and our debt level remained constant, our interest expense would increase by $1.1 million. In comparison, at December 31, 2007, we estimated that if interest rates averaged one percentage point more in fiscal year 2008 than they did during the year ended December 31, 2007, our interest expense would increase by $2.4 million. The impact of an increase in interest rates was determined based on the impact of the hypothetical change in interest rates and scheduled principal payments on our variable-rate debt obligations as of December 31, 2008 and 2007. A one percentage point increase in the interest rate yield would decrease the fair value of the fixed rate debt by approximately $138.9 million. A one percentage point decrease in the interest rate yield would increase the fair value of fixed rate debt by approximately $169.7 million.

Trinity uses derivative instruments to mitigate the impact of increases in natural gas, diesel fuel prices, and zinc. Existing hedge transactions as of December 31, 2008 are based on the New York Mercantile Exchange for natural gas and heating oil. Hedge transactions are settled with the counterparty in cash. At December 31, 2008, we had recorded in the consolidated balance sheet a liability of $2.0 million, and at December 31, 2007 we had recorded in the consolidated balance sheet an asset of $1.5 million. The effect on the consolidated statement of operations for the year ended December 31, 2008 was income of $10.0 million, and for the year ended December 31, 2007 was income of $4.8 million.

The following table is an estimate of the impact to earnings that could result from hypothetical price changes during the year ending December 31, 2009 and the balance sheet impact from the hypothetical price change, both based on hedge positions at December 31, 2008.

Sensitivity Analysis

Hedge Commodity Price Change	Annual Pre-Tax Impact	Balance Sheet Impact
(in millions)

10 percent increase	Increase in income $0.1	Increase in asset $0.2
10 percent decrease	Decrease in income $0.1	Decrease in asset $0.2

In addition, we are subject to market risk related to our net investments in our foreign subsidiaries. The net investment in foreign subsidiaries as of December 31, 2008 was $228.5 million. The impact of such market risk exposures as a result of foreign exchange rate fluctuations has not been material to us. See Note 11 of the Notes to the Consolidated Financial Statements.

Item 8.	Financial Statements and Supplementary Data.

Trinity Industries, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
  Trinity Industries, Inc.

We have audited Trinity Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trinity Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Trinity Industries, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trinity Industries, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2008 of Trinity Industries, Inc. and Subsidiaries and our report dated February 18, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 18, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
  Trinity Industries, Inc.

We have audited the accompanying consolidated balance sheets of Trinity Industries, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trinity Industries, Inc. and Subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trinity Industries, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
February 18, 2009

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2008	2007	2006
	(in millions, except per share data)

Revenues	$3,882.8	$3,832.8	$3,218.9
Operating costs:
Cost of revenues	3,090.8	3,091.1	2,628.2
Selling, engineering, and administrative expenses	243.0	228.9	208.1

	3,333.8	3,320.0	2,836.3

Operating profit	549.0	512.8	382.6
Other (income) expense:
Interest income	(5.1)	(12.2)	(14.8)
Interest expense	100.4	76.2	64.1
Other, net	(9.1)	(14.4)	(15.2)

	86.2	49.6	34.1

Income from continuing operations before income taxes	462.8	463.2	348.5
Provision (benefit) for income taxes:
Current	(75.8)	110.1	57.5
Deferred	251.3	59.3	75.5

	175.5	169.4	133.0

Income from continuing operations	287.3	293.8	215.5
Discontinued operations:
Gain on sales of discontinued operations, net of provision for income taxes of $12.2	—	—	20.4
Loss from discontinued operations, net of provision (benefit) for income taxes of $0.0, $(0.2), and $(1.7)	(1.5)	(0.7)	(5.8)

Net income	$285.8	$293.1	$230.1

Net income (loss) per common share:
Basic:
Continuing operations	$3.67	$3.73	$2.80
Discontinued operations	(0.02)	(0.01)	0.19

	$3.65	$3.72	$2.99

Diluted:
Continuing operations	$3.61	$3.65	$2.72
Discontinued operations	(0.02)	(0.00)	0.18

	$3.59	$3.65	$2.90

Weighted average number of shares outstanding:
Basic	78.4	78.7	76.9
Diluted	79.7	80.4	79.3
Dividends declared per common share	$0.31	$0.26	$0.21

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2008	2007
	(in millions)

ASSETS
Cash and cash equivalents	$161.8	$289.6
Receivables (net of allowance for doubtful accounts of $6.8 at December 31, 2008 and $4.0 at December 31, 2007)	251.3	296.5
Income tax receivable	98.7	—
Inventories:
Raw materials and supplies	353.0	302.6
Work in process	111.2	127.3
Finished goods	147.6	156.8

	611.8	586.7
Property, plant, and equipment, at cost	3,843.5	2,849.6
Less accumulated depreciation	(852.9)	(779.8)

	2,990.6	2,069.8
Goodwill	504.0	503.5
Assets held for sale and discontinued operations	0.5	3.6
Other assets	297.1	293.5

	$4,915.8	$4,043.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$699.4	$684.3
Debt:
Recourse	715.6	730.3
Non-recourse	1,190.3	643.9

	1,905.9	1,374.2
Deferred income	71.8	58.4
Deferred income taxes	341.9	142.1
Liabilities held for sale and discontinued operations	0.9	1.2
Other liabilities	64.7	56.3

	3,084.6	2,316.5
Stockholders’ equity:
Preferred stock — 1.5 shares authorized and un-issued	—	—
Common stock — shares authorized — 200.0; shares issued and outstanding at December 31, 2008 — 81.7; at December 31, 2007 — 81.6	81.7	81.6
Capital in excess of par value	519.9	538.4
Retained earnings	1,438.7	1,177.8
Accumulated other comprehensive loss	(161.3)	(61.6)
Treasury stock — at December 31, 2008 — 2.3 shares; at December 31, 2007 — 0.2 shares	(47.8)	(9.5)

	1,831.2	1,726.7

	$4,915.8	$4,043.2

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Operating activities:
Net income	$285.8	$293.1	$230.1
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Loss (gain) from discontinued operations, including gain on sale	1.5	0.7	(14.6)
Depreciation and amortization	140.3	118.9	87.6
Stock-based compensation expense	18.7	18.6	14.0
Excess tax benefits from stock-based compensation	(0.9)	(4.0)	(7.6)
Provision for deferred income taxes	251.3	59.3	75.5
Gain on disposition of property, plant, equipment, and other assets	(10.5)	(17.0)	(13.5)
Other	(26.5)	(45.7)	(26.6)
Changes in assets and liabilities:
(Increase) decrease in receivables	43.4	(45.7)	(33.8)
(Increase) decrease in inventories	(25.8)	(50.9)	(124.0)
(Increase) decrease in other assets	(138.0)	(53.2)	(78.7)
Increase (decrease) in accounts payable and accrued liabilities	(128.3)	87.2	5.2
Increase (decrease) in other liabilities	6.9	(16.7)	(0.2)

Net cash provided by operating activities — continuing operations	417.9	344.6	113.4
Net cash (required) provided by operating activities — discontinued operations	1.3	(0.1)	17.4

Net cash provided by operating activities	419.2	344.5	130.8

Investing activities:
Proceeds from sales of railcars from our leased fleet	222.1	359.3	88.8
Proceeds from disposition of property, plant, equipment, and other assets	20.8	51.0	20.0
Capital expenditures — lease subsidiary	(1,110.8)	(705.4)	(543.6)
Capital expenditures — manufacturing and other	(132.3)	(188.7)	(117.5)
Payment for purchase of acquisitions, net of cash acquired	—	(51.0)	(3.5)

Net cash required by investing activities — continuing operations	(1,000.2)	(534.8)	(555.8)
Net cash provided by investing activities — discontinued operations	—	—	82.9

Net cash required by investing activities	(1,000.2)	(534.8)	(472.9)

Financing activities:
Issuance of common stock, net	3.1	12.2	18.1
Excess tax benefits from stock-based compensation	0.9	4.0	7.6
Payments to retire debt	(390.8)	(129.5)	(410.2)
Proceeds from issuance of debt	922.5	304.8	920.1
Stock repurchases	(58.3)	(2.9)	—
Dividends paid to common shareholders	(24.2)	(20.2)	(16.3)
Dividends paid to preferred shareholders	—	—	(1.7)

Net cash provided by financing activities	453.2	168.4	517.6

Net (decrease) increase in cash and cash equivalents	(127.8)	(21.9)	175.5
Cash and cash equivalents at beginning of period	289.6	311.5	136.0

Cash and cash equivalents at end of period	$161.8	$289.6	$311.5

Interest paid for the years ended December 31, 2008, 2007, and 2006, net of $0.9 million, $0.6 million, and $0.3 million in capitalized interest for 2008, 2007, and 2006, respectively, was $84.3 million, $71.5 million, and $60.5 million, respectively. Taxes paid, net of refunds received, for the years ended December 31, 2008, 2007, and 2006 were $33.6 million, $71.3 million, and $83.7 million, respectively.

The Company issued 325,800 shares of its common stock valued at $11.7 million in connection with a 2007 acquisition. See Note 2 Acquisitions and Divestitures.

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock		Capital		Accumulated
	Shares	$1.00	in Excess		Other			Total
	(200.0	Par	of Par	Retained	Comprehensive	Treasury	Treasury Stock	Stockholders’
	Authorized)	Value	Value	Earnings	Loss	Shares	at Cost	Equity
	(in millions, except par value)

Balances at December 31, 2005	50.9	$50.9	$439.8	$696.9	$(40.2)	(1.5)	$(33.0)	$1,114.4
Net income	—	—	—	230.1	—	—	—	230.1
Other comprehensive income:
Minimum pension liability adjustment, net of tax	—	—	—	—	6.4	—	—	6.4
Currency translation adjustments, net of tax	—	—	—	—	(6.4)	—	—	(6.4)
Unrealized gain on derivative financial instruments, net of tax	—	—	—	—	1.4	—	—	1.4

Comprehensive income								231.5
Cash dividends on common stock	—	—	—	(17.7)	—	—	—	(17.7)
Cash dividends on Series B preferred stock	—	—	—	(0.5)	—	—	—	(0.5)
Conversion of Series B Preferred Stock	2.7	2.7	56.1	—	—	—	—	58.8
Impact of adopting SFAS 158, net of tax	—	—	—	—	(30.4)	—	—	(30.4)
Restricted shares issued	0.1	0.1	12.6	—	—	0.4	4.7	17.4
Stock options exercised	0.3	0.3	(1.4)	—	—	1.0	19.2	18.1
Income tax benefit from stock options exercised	—	—	10.9	—	—	—	—	10.9
Stock-based compensation expense	—	—	1.9	—	—	—	—	1.9
3-for-2 stock split (see Note 1)	26.8	26.8	(26.9)	—	—	(0.7)	(0.5)	(0.6)
Issuance of treasury stock used in 3-for-2 stock split	(0.8)	(0.8)	(9.6)	—	—	0.8	10.4	—
Other	—	—	0.9	—	—	—	(1.2)	(0.3)

Balances at December 31, 2006	80.0	$80.0	$484.3	$908.8	$(69.2)	(0.0)	$(0.4)	$1,403.5
Cumulative effect of adopting FIN 48 (see Note 12)	—	—	—	(3.1)	—	—	—	(3.1)
Net income	—	—	—	293.1	—	—	—	293.1
Other comprehensive income:
Currency translation adjustments, net of tax	—	—	—	—	0.2	—	—	0.2
Change in funded status of pension liability, net of tax	—	—	—	—	18.7	—	—	18.7
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	(11.3)	—	—	(11.3)

Comprehensive income								300.7
Cash dividends on common stock	—	—	—	(21.0)	—	—	—	(21.0)
Restricted shares issued, net	0.5	0.5	21.5	—	—	—	(1.2)	20.8
Shares repurchased	—	—	—	—	—	(0.1)	(2.9)	(2.9)
Shares issued for acquisition	0.3	0.3	11.4	—	—	—	—	11.7
Stock options exercised	0.8	0.8	14.3	—	—	(0.1)	(3.4)	11.7
Income tax benefit from stock options exercised	—	—	4.7	—	—	—	—	4.7
Stock-based compensation expense	—	—	1.6	—	—	—	—	1.6
Other	—	—	0.6	—	—	—	(1.6)	(1.0)

Balances at December 31, 2007	81.6	$81.6	$538.4	$1,177.8	$(61.6)	(0.2)	$(9.5)	$1,726.7
Net income	—	—	—	285.8	—	—	—	285.8
Other comprehensive income:
Currency translation adjustments, net of tax	—	—	—	—	0.2	—	—	0.2
Change in funded status of pension liability, net of tax	—	—	—	—	(50.6)	—	—	(50.6)
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	(48.3)	—	—	(48.3)
Other changes, net of tax		—	—	—	(1.0)	—	—	(1.0)

Comprehensive income								186.1
Cash dividends on common stock	—	—	—	(24.9)	—	—	—	(24.9)
Restricted shares surrendered, net	—	—	(16.0)	—	—	0.3	11.1	(4.9)
Shares repurchased	—	—	—	—	—	(2.6)	(58.3)	(58.3)
Stock options exercised	0.1	0.1	(5.9)	—	—	0.2	8.9	3.1
Income tax benefit from stock options exercised	—	—	1.7	—	—	—	—	1.7
Stock-based compensation expense	—	—	1.2	—	—	—	—	1.2
Other	—	—	0.5	—	—	—	—	0.5

Balances at December 31, 2008	81.7	$81.7	$519.9	$1,438.7	$(161.3)	(2.3)	$(47.8)	$1,831.2

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

On December 13, 2007, the Company’s Board of Directors authorized a $200 million stock repurchase program of its common stock. This program allows for the repurchase of the Company’s common stock through December 31, 2009. During the year ended December 31, 2008, 2,615,500 shares were repurchased under this program at a cost of approximately $58.3 million. Since the inception of this program, the Company has repurchased a total of 2,719,700 shares at a cost of approximately $61.2 million.

Revenue Recognition

Revenues for contracts providing for a large number of units and few deliveries are recorded as the individual units are produced, inspected, and accepted by the customer as the risk of loss passes to the customer upon pre-delivery acceptance on these contracts. This occurs primarily in the Rail and Inland Barge Groups. Revenues from construction contracts are recorded using percentage of completion accounting, using incurred labor hours to estimated total hours of the contract. Estimated losses on all contracts are recorded when determined to be probable and estimable. Revenue from rentals and operating leases are recorded monthly as the fees accrue. Fees for shipping and handling are recorded as revenue. For all other products, including structural wind towers, we recognize revenue when products are shipped or services are provided.

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

Financial instruments which potentially subject the Company to concentration of credit risk are primarily cash investments and receivables. The Company places its cash investments in bank deposits and investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer. Concentrations of credit risk with respect to receivables are limited due to control procedures to monitor the credit worthiness of customers, the large number of customers in the Company’s customer base, and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance for doubtful accounts based upon the expected collectability of all receivables.

Fair Value Accounting

In September 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 introduced a framework for measuring fair value and expanded required disclosures about fair value measurements of assets and liabilities. SFAS 157 for financial assets and liabilities was effective for fiscal years beginning after November 15, 2007. The Company adopted this standard as of January 1, 2008, and the impact of the adoption was not significant.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of
	December 31, 2008
	Level 1	Level 2	Level 3	Total
	(in millions)

Assets:
Cash equivalents	$137.5	$—	$—	$137.5
Restricted assets(1)	120.2	—	—	120.2

Total assets	$257.7	$—	$—	$257.7

Liabilities:
Fuel derivative instruments(2)	$—	$2.0	$—	$2.0
Interest rate hedges(2)	—	58.9	—	58.9

Total liabilities	$—	$60.9	$—	$60.9

(1)	Restricted assets are included in Other assets on the Consolidated Balance Sheet and are comprised of cash equivalents.

(2)	Fuel derivative instruments and interest rate hedges are included in Other liabilities on the Consolidated Balance Sheet.

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

Long-lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used for potential impairment. The carrying value of long-lived assets to be held and used is considered impaired when the carrying value is not recoverable through undiscounted future cash flows and the fair value of the asset is less than its carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the estimated cost to dispose of the assets. Impairment losses were not material for the years ended December 31, 2008, 2007, and 2006.

Goodwill and Intangible Assets

SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) requires goodwill to be tested for impairment annually, or whenever events or circumstances change indicating that the carrying amount of the asset might be impaired. The goodwill impairment test is a two-step process which requires management to make judgmental assumptions regarding fair value. Changes in estimates or the application of alternative assumptions could produce significantly different results. Impairment is assessed at the “reporting unit” level by applying a fair value-based test. We perform this testing for our five principal business segments: (1) the Rail Group, (2) the Construction Products Group, (3) the Inland Barge Group, (4) the Energy Equipment Group, and (5) the Railcar Leasing and Management Services Group. An impairment loss generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimates and judgments that most significantly affect the fair value calculations are assumptions related to revenue and operating profit growth, discount rates and exit multiples. We determined that there was no impairment of the recorded goodwill balance of $504.0 million as of December 31, 2008. The Company will continue to consider potential goodwill impairment indicators in 2009, including a prolonged decline in our stock price and further business declines.

Intangible assets with defined useful lives, which as of December 31, 2008 had net book values of $8.7 million, are amortized over their estimated useful lives and are also, at least annually, evaluated for potential impairment. Impairment losses were not material for the years ended December 31, 2008, 2007, and 2006.

Insurance

The Company is effectively self-insured for workers’ compensation. A third party administrator is used to process claims. We accrue our workers’ compensation liability based upon independent actuarial studies.

Warranties

The Company provides warranties against workmanship and materials defects ranging from one to five years depending on the product. The warranty costs are estimated using a two-step approach. First, an estimate is made for the cost of all claims that have been filed by customers. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. The Company provides for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assesses the adequacy of the resulting reserves on a quarterly basis.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive net income consists of net income (loss), foreign currency translation adjustments, the effective unrealized portions of changes in fair value of the Company’s derivative financial instruments and the change in the funded status of pension liability for the periods subsequent to December 31, 2006. See Note 15 Accumulated Other Comprehensive Loss (“AOCL”). All components are shown net of tax.

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

The provisions of SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The provisions of SFAS 161 need not be applied to immaterial items. We do not expect this to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles. Statement 162 became effective November 15, 2008. We do not expect the adoption of SFAS 162 to have a material effect on our consolidated financial statements.

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

The effective date of APB 14-1 is for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and does not permit earlier application. However, the transition guidance requires retrospective application to all periods presented and does not grandfather existing instruments. In June 2006, Trinity issued $450 million in 3 7/8% Convertible Subordinated Notes due 2036. We plan to adopt APB 14-1 on January 1, 2009. Upon adoption of APB 14-1, we expect to revise prior periods by reclassifying $152.6 million of our Convertible Subordinated Notes from debt to capital in excess of par in the equity section of the balance sheet. Our interest expense will increase $8.8 million, $8.1 million, and $4.5 million for the years ended December 31, 2008, 2007, and 2006, respectively. Upon adoption, debt origination costs of $3.2 million will be reclassified against capital in excess of par. These changes will reduce diluted earnings per share by $0.07, $0.06, and $0.03 for the years ended December 31, 2008, 2007, and 2006, respectively.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 applies to the calculation of earnings per share for share-based payment awards with rights to dividends or dividend equivalents under Statement No. 128, Earnings Per Share. Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents will be considered participating securities and will be included in the computation of earnings per share pursuant to the two-class method. The effective date of FSP EITF 03-6-1 is for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those years. Early adoption is not permitted. Once effective, all prior period basic earnings per share data presented will be adjusted retrospectively. There is no change to the diluted earnings per share data. Upon adoption of FSP EITF 03-6-1, the basic earnings per share for the years ended December 31, 2008, 2007, and 2006 will be as follows:

	For the Year Ended December 31,
	2008	2007	2006

Net income (loss) per common share:
Basic:
Continuing operations	$3.62	$3.69	$2.77
Discontinued operations	(0.02)	(0.01)	0.19

	$3.60	$3.68	$2.96

The decrease in basic net income per common share of $0.05, $0.04, and $0.03 for the years ended December 31, 2008, 2007, and 2006, respectively, is primarily due to the addition of the weighted average unvested restricted shares to the existing basic shares outstanding. For the years ended December 31, 2008, 2007, and 2006 the number of the weighted average unvested restricted shares was approximately 0.9 million, 0.9 million, and 0.8 million, respectively.

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

Reclassifications

Certain prior year balances have been reclassified on the Consolidated Balance Sheets and the Consolidated Statements of Stockholders’ Equity to conform to the 2008 presentations.

Note 2. Acquisitions and Divestitures

During 2008, the Construction Products Group sold various ready mix concrete facilities located in West Texas and a bridge business production facility. Total proceeds from the 2008 disposition were $17.8 million with a gain of $8.1 million. Included in the gain was a goodwill write-off of $1.5 million.

There were no significant acquisitions during the year ended December 31, 2008.

During 2007, the Construction Products Group, through wholly owned subsidiaries, made a number of acquisitions including the following:

•	an asphalt operation located in East Texas;

•	highway products companies operating under the names of Central Fabricators, Inc. and Central Galvanizing, Inc.;

•	a combined group of East Texas asphalt, ready mix concrete, and aggregates businesses operating under the name Armor Materials; and

•	a number of assets in five separate smaller transactions.

The total cost of the 2007 acquisitions was approximately $58.5 million, plus 325,800 shares of Trinity common stock valued at $11.7 million, additional future cash consideration of $10.7 million to be paid during the next three to five years, and contingent payments not to exceed $6.0 million paid during the three year period following the acquisition. In connection with the acquisitions, the Construction Products Group recorded goodwill of approximately $41.7 million and other intangible assets of approximately $5.3 million. The intangible assets acquired in connection with the acquisitions made by the Company during the year ended December 31, 2007, were all related to or resulting from non-compete agreements with the seller(s). Their useful lives were all determined by the contractual terms of the purchase agreements.

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

In June 2006, we sold our weld pipe fittings business. In August 2006, we also sold our European Rail business. Condensed results of operations for the year ended December 31, 2006 were not significant.

In September 2006, we implemented a plan to divest our Brazilian operations. Total net assets of these operations as of December 31, 2008 and December 31, 2007 were $0.5 million and $2.3 million, respectively. For the years ended December 31, 2008, 2007, and 2006, revenues and net loss from these discontinued operations were insignificant.

Note 3. Segment Information

The Company reports operating results in five principal business segments: (1) the Rail Group, which manufactures and sells railcars and component parts; (2) the Construction Products Group, which manufactures and sells highway products, concrete and aggregates, asphalt, and girders and beams used in the construction of highway and railway bridges; (3) the Inland Barge Group, which manufactures and sells barges and related products for inland waterway services; (4) the Energy Equipment Group, which manufactures and sells products for energy related businesses, including tank heads, structural wind towers, and pressure and non-pressure containers for the storage and transportation of liquefied gases and other liquid and dry products; and (5) the Railcar Leasing and

Management Services Group, which provides fleet management, maintenance, and leasing services. The category All Other includes our captive insurance and transportation companies; legal, environmental, and upkeep costs associated with non-operating facilities; other peripheral businesses; and the change in market valuation related to ineffective commodity hedges.

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

The financial information from continuing operations for these segments is shown in the tables below. We operate principally in North America.

Year Ended December 31, 2008

				Operating
	Revenues			Profit		Depreciation &	Capital
	External	Intersegment	Total	(Loss)	Assets	Amortization	Expenditures
	(in millions)

Rail Group	$1,381.0	$1,182.4	$2,563.4	$247.7	$1,098.6	$26.9	$43.4
Construction Products Group	719.7	21.5	741.2	58.2	335.1	24.7	25.5
Inland Barge Group	625.2	—	625.2	119.2	135.9	5.3	8.7
Energy Equipment Group	605.7	26.9	632.6	100.3	301.9	12.1	42.7
Railcar Leasing and Management Services Group	535.9	—	535.9	158.9	3,020.3	65.2	1,110.8
All Other	15.3	63.4	78.7	2.5	41.8	2.6	8.6
Corporate	—	—	—	(41.3)	328.9	4.0	3.4
Eliminations-Lease subsidiary	—	(1,162.4)	(1,162.4)	(86.3)	(342.3)	—	—
Eliminations — Other	—	(131.8)	(131.8)	(10.2)	(4.9)	(0.5)	—

Consolidated Total	$3,882.8	$—	$3,882.8	$549.0	$4,915.3	$140.3	$1,243.1

Year Ended December 31, 2007

				Operating
	Revenues			Profit		Depreciation &	Capital
	External	Intersegment	Total	(Loss)	Assets	Amortization	Expenditures
	(in millions)

Rail Group	$1,540.0	$841.5	$2,381.5	$347.6	$1,172.2	$23.6	$83.3
Construction Products Group	731.2	1.8	733.0	58.2	342.4	24.1	31.9
Inland Barge Group	493.2	—	493.2	72.6	115.8	4.2	8.2
Energy Equipment Group	422.4	11.5	433.9	50.1	228.0	7.8	48.5
Railcar Leasing and Management Services Group	631.7	—	631.7	161.2	2,039.9	51.0	705.4
All Other	14.3	55.5	69.8	1.8	45.1	2.0	10.1
Corporate	—	—	—	(34.9)	345.0	6.2	6.7
Eliminations — Lease subsidiary	—	(828.5)	(828.5)	(138.0)	(247.4)	—	—
Eliminations — Other	—	(81.8)	(81.8)	(5.8)	(1.4)	—	—

Consolidated Total	$3,832.8	$—	$3,832.8	$512.8	$4,039.6	$118.9	$894.1

Year Ended December 31, 2006

				Operating
	Revenues			Profit		Depreciation &	Capital
	External	Intersegment	Total	(Loss)	Assets	Amortization	Expenditures
	(in millions)

Rail Group	$1,516.9	$625.7	$2,142.6	$253.9	$1,037.8	$15.3	$50.0
Construction Products Group	694.0	1.3	695.3	61.5	299.0	23.1	29.5
Inland Barge Group	371.2	—	371.2	44.5	100.6	3.3	9.2
Energy Equipment Group	327.6	8.9	336.5	45.7	168.8	5.5	18.5
Railcar Leasing and Management Services Group	303.5	0.2	303.7	106.5	1,550.0	35.8	543.6
All Other	5.7	49.5	55.2	(8.8)	52.5	1.5	2.2
Corporate	—	—	—	(37.9)	377.0	3.1	8.1
Eliminations — Lease subsidiary	—	(620.0)	(620.0)	(83.3)	(169.6)	—	—
Eliminations — Other	—	(65.6)	(65.6)	0.5	(1.3)	—	—

Consolidated Total	$3,218.9	$—	$3,218.9	$382.6	$3,414.8	$87.6	$661.1

Corporate assets are composed of cash and cash equivalents, notes receivable, certain property, plant, and equipment, and other assets. Capital expenditures do not include business acquisitions.

Externally reported revenues and operating profit for our Mexico operations for the years ended December 31, 2008, 2007, and 2006 are presented below:

	External Revenues			Operating Profit
	Year Ended December 31,			Year Ended December 31,
	2008	2007	2006	2008	2007	2006
	(in millions)

Mexico	$119.0	$73.3	$80.4	$31.1	$12.5	$14.7

Total assets and long-lived assets for our Mexico operations as of December 31, 2008 and 2007 are presented below:

	Total Assets		Long-Lived Assets
	December 31,
	2008	2007	2008	2007
	(in millions)

Mexico	$266.9	$277.9	$174.3	$153.7

Note 4. Railcar Leasing and Management Services Group

The Railcar Leasing and Management Services Group (“Leasing Group”) provides fleet management, maintenance, and leasing services. Selected combined financial information for the Leasing Group is as follows:

	December 31,	December 31,
	2008	2007
	(in millions)

Cash	$12.7	$40.8
Leasing equipment:
Machinery and other	37.0	36.1
Equipment on lease	2,973.2	1,996.7

	3,010.2	2,032.8
Accumulated depreciation	(232.7)	(214.4)

	2,777.5	1,818.4
Restricted assets	120.2	129.1
Debt:
Recourse	61.4	75.7
Non-recourse	1,190.3	643.9

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Revenues	$535.9	$631.7	$303.7
Operating profit	158.9	161.2	106.5

For the years ended December 31, 2008 and 2007, revenues of $134.2 million and $283.6 million, respectively, and operating profit of $16.6 million and $38.9 million, respectively, were related to sales of railcars from the lease fleet to a company in which Trinity holds an equity investment. See Note 5 Equity Investment.

The Leasing Group’s interest expense, which is not a component of operating profit, was $58.1 million, $43.4 million, and $34.5 million for the years ended December 31, 2008, 2007, and 2006, respectively. Rent expense, which is a component of operating profit, was $44.8 million, $45.1 million, and $44.7 million for the years ended December 31, 2008, 2007, and 2006, respectively.

Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured by Trinity’s rail subsidiaries and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Leasing Group primarily enters into operating leases. Future minimum rental revenues on leases in each year are as follows:

	2009	2010	2011	2012	2013	Thereafter	Total
	(in millions)

Future Minimum Rental Revenues on Leases	$228.1	$208.4	$168.9	$132.7	$100.8	$289.0	$1,127.9

The Leasing Group’s debt consists of both recourse and non-recourse debt. See Note 10 Debt for the form, maturities, and descriptions of the debt. Leasing Group equipment with a net book value of approximately $1,664.5 million is pledged as collateral for Leasing Group debt. Leasing Group equipment with a net book value of approximately $107.2 million is pledged as collateral against operating lease obligations.

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

These Leasing Group’s subsidiaries had total assets as of December 31, 2008 of $223.8 million, including cash of $74.9 million and railcars of $107.2 million. The rights, title, and interest in each sublease, cash, and railcars are pledged to collateralize the lease obligations to the Trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiaries’ lease obligations. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties to be available to Trinity. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future minimum rental revenues related to these leases due to the Leasing Group are as follows:

	2009	2010	2011	2012	2013	Thereafter	Total
	(in millions)

Future Operating Lease Obligations of Trusts’ Cars	$47.6	$40.7	$41.7	$44.9	$46.1	$474.9	$695.9
Future Minimum Rental Revenues of Trusts’ Cars	$54.6	$43.7	$35.6	$28.6	$20.7	$68.9	$252.1

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

Note 5. Equity Investment

In 2007, the Company and five other equity investors unrelated to the Company or its subsidiaries formed TRIP Rail Holdings LLC (“TRIP Holdings”) for the purpose of providing railcar leasing and management services in North America. TRIP Holdings, through its wholly-owned subsidiary, TRIP Rail Leasing LLC (“TRIP Leasing”) purchases railcars from the Company’s Rail and Leasing Groups funded by capital contributions from TRIP Holdings’ equity investors and third-party debt. The Company agreed to provide 20% of the total of all capital contributions required by TRIP Holdings up to a total commitment of $49.0 million in exchange for 20% of the equity in TRIP Holdings. The Company will receive 20% of the distributions made from TRIP Holdings to equity investors and has a 20% interest in the net assets of TRIP Holdings upon a liquidation event. The terms of the Company’s 20% equity investment are identical to the terms of each of the other five equity investors. Railcars purchased from the Company by TRIP Leasing are required to be purchased at prices comparable with the prices of all similar railcars sold by the Company during the same period for new railcars and at prices based on third party appraised values for used railcars. The manager of TRIP Holdings, Trinity Industries Leasing Company (“TILC”), a wholly owned subsidiary of Trinity, may be removed without cause as a result of a majority vote of the non-Company equity members. In 2007, the Company contributed $21.3 million in capital to TRIP Holdings equal to its 20% pro rata share of total capital received in 2007 by TRIP Holdings from the five other equity investors of TRIP Holdings. Trinity funded an additional $14.6 million for the year ended December 31, 2008, pursuant to Trinity’s 20% equity ownership obligation under the formation agreements for TRIP Holdings, totaling a $35.9 million investment in TRIP Holdings as of December 31, 2008. Trinity’s remaining equity commitment to TRIP Holdings at December 31, 2008 is $13.1 million, which is expected to be completely funded by 2009. The Company also paid $13.8 million in structuring and placement fees to the principal underwriter in conjunction with the formation of TRIP Holdings that are expensed on a pro rata basis as railcars are purchased from the Company. For the year ended December 31, 2008, $4.6 million of these restructuring and placement fees were expensed, leaving a net unamortized balance of $4.1 million as of December 31, 2008. Such expense is treated as sales commissions included in operating costs in the Company’s Consolidated Statement of Operations. As of December 31, 2008, TRIP Leasing had purchased $987.9 million of railcars from the Company and plans to purchase an additional $412.1 million. The Company has no obligation to guarantee performance under the debt agreement, guarantee any railcar residual values, shield any parties from losses, or guarantee minimum yields.

TILC, as manager of TRIP Holdings, has the authority to bind TRIP Holdings and perform all acts necessary to conduct the business of TRIP Holdings. For its services as manager, TILC receives a monthly administrative fee and a potential performance fee. Additionally, a disposition fee may be earned by TILC if, no more than twelve months prior to a liquidity event, TILC was serving as the manager. TILC also serves as servicer under an agreement between TRIP Leasing and TILC, providing remarketing and management services. For its services as servicer, TILC receives: 1) a monthly servicing fee, 2) a broker fee on the purchase of equipment by TRIP Leasing, and 3) a sales fee on the sale of equipment by TRIP Leasing to an unaffiliated third party. The servicer may be terminated upon the occurrence and during the continuation of a servicer replacement event by a vote of the lenders with credit exposure in the aggregate exceeding 66 2/3%.

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

Sales of railcars to TRIP Leasing and related gains for the years ended December 31, 2008 and 2007 are as follows:

	Year Ended
	December 31,
	2008	2007
	(in millions)

Rail Group:
Sales of railcars to TRIP Leasing	$337.5	$232.6
Gain on sales of railcars to TRIP Leasing	$61.6	$41.1
Deferral of gain on sales of railcars to TRIP Leasing based on Trinity’s 20% equity interest	$12.4	$8.2
TILC:
Sales of railcars to TRIP Leasing	$134.2	$283.6
Gain on sales of railcars to TRIP Leasing	$20.8	$48.6
Deferral of gain on sales of railcars to TRIP Leasing based on Trinity’s 20% equity interest	$4.2	$9.7

Administrative fees for the years ended December 31, 2008 and 2007 were $4.1 million and $2.5 million, respectively.

In June 2008, the Company entered into an agreement with an equity investor of TRIP Holdings potentially requiring Trinity to acquire from the equity investor up to an additional 5% equity ownership in TRIP Holdings if the option were to be exercised to its fullest extent. Subsequent to December 31, 2008, the equity investor exercised the option requiring the Company to acquire an additional 5% equity ownership in TRIP Holdings for approximately $9.0 million. As a result, the Company now owns a 25% equity ownership in TRIP Holdings, increasing the Company’s total commitment by $12.3 million to $61.3 million, of which $35.9 million has been paid. The exercising of this agreement does not change the accounting treatment of TRIP Holdings in the Company’s consolidated financial statements.

Note 6. Derivative and Financial Instruments

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

Interest rate hedges

In anticipation of a future debt issuance, we entered into interest rate swap transactions during the fourth quarter of 2006 and during 2007. These instruments, with a notional amount of $370 million, hedged the interest rate on a portion of a future debt issuance associated with an anticipated railcar leasing transaction, which closed in May 2008. These instruments settled during the second quarter of 2008. The weighted average fixed interest rate under these instruments was 5.34%. These interest rate swaps were accounted for as cash flow hedges with changes in the fair value of the instruments of $24.5 million recorded as a loss in AOCL through the date the related debt issuance closed with a principal balance of $572.2 million in May 2008. The balance is being amortized over the term of the related debt. At December 31, 2008, the balance remaining in AOCL was $21.9 million. The effect on interest expense for the year ended December 31, 2008 was an increase of $7.1 million. Of the expense, $4.5 million was due to the ineffective portion of the hedges associated with hedged interest payments that will not be made and $2.6 million was due to amortization of the AOCL balance. It is expected that $4.0 million in net unrealized losses will be realized in earnings during 2009.

In May 2008, we entered into an interest rate swap transaction which is being used to fix the LIBOR component of the debt issuance which closed in May 2008. The fixed interest rate under this instrument is 4.126%. The amount recorded for this instrument as of December 31, 2008 in the consolidated balance sheet was a liability of $56.5 million, with $55.8 million of expense in AOCL. The effect on interest expense for the year ended December 31, 2008 was an increase of $5.5 million, which included the mark to market valuation on the interest rate swap transaction and the monthly settlement of interest. It is expected that $17.9 million in net unrealized losses will be realized in earnings during 2009.

During the fourth quarter of 2008, we entered into interest rate swap transactions, with a notional amount of $200 million, which are being used to counter our exposure to changes in the variable interest rate associated with our warehouse facility. The weighted average fixed interest rate under these instruments at December 31, 2008 was 1.798%. The amount recorded for these instruments as of December 31, 2008 in the consolidated balance sheet was a liability of $2.4 million. The effect on interest expense for the year ended December 31, 2008 was an increase of $2.4 million, which included the mark to market valuation on the interest rate swap transactions and the monthly settlement of interest.

During 2005 and 2006, we entered into interest rate swap transactions in anticipation of a future debt issuance. These instruments, with a notional amount of $200 million, fixed the interest rate on a portion of a future debt issuance associated with a railcar leasing transaction in 2006 and settled at maturity in the first quarter of 2006. The weighted average fixed interest rate under these instruments was 4.87%. These interest rate swaps were being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in AOCL through the date the related debt issuance closed in May 2006. The balance is being amortized over the term of the related debt. At December 31, 2008, the balance remaining in AOCL was $3.4 million of income. The effect of the amortization on interest expense for the years ended December 31, 2008, 2007, and 2006 was a decrease of $0.4 million, $0.4 million, and $0.2 million, respectively.

Natural gas and diesel fuel

We continued a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. In July 2008, we settled our outstanding diesel fuel hedge contracts. The effect of the change in fair value of the diesel fuel hedges, as well as the effect of the settled diesel fuel contracts, on the consolidated statement of operations for the year ended December 31, 2008 was income of $9.5 million. The amount recorded in the consolidated balance sheet for natural gas hedges was a liability of $2.0 million as of December 31, 2008 and $1.0 million of expense in AOCL for both types of derivative instruments. The effect of the natural gas hedges on the consolidated statement of operations for the year ended December 31, 2008 was expense of $1.3 million, including losses of $0.8 million resulting from the mark to market valuation for the year ended December 31, 2008. The amount recorded in the consolidated balance sheet for both types of derivative instruments at December 31, 2007 was an asset of $1.5 million and $0.1 million of income in AOCL. The effect on the consolidated statement of operations for the year ended December 31, 2007 was income of $2.2 million and for the year ended December 31, 2006 was expense of $5.2 million.

Zinc

We also continued a program to mitigate the impact of fluctuations in the price of zinc purchases. The intent of this program is to protect our operating profit from adverse price changes by entering into derivative instruments. These instruments are short term with monthly maturities and no remaining balances in AOCL as of December 31, 2008. The effect on the consolidated statement of operations for the years ended December 31, 2008 and December 31, 2007 was income of $1.8 million and $2.6 million, respectively.

Fair Value of Debt

The carrying amounts and estimated fair values of our long-term debt at December 31, 2008 were as follows:

		Estimated
	Carrying Value	Fair Value
	(in millions)

Convertible subordinated notes	$450.0	$202.9
Senior notes	201.5	168.8
Equipment trust certificates	61.4	61.4
Secured railcar equipment notes	320.0	320.0
Warehouse facility	312.7	312.7
Promissory notes	557.6	557.6

The estimated fair values of our publicly held long-term debt were based on quoted market prices. The fair values of all other financial instruments approximate their carrying values as amounts are being marked to market or are highly liquid.

Note 7. Property, Plant, and Equipment

The following table summarizes the components of property, plant, and equipment as of December 31, 2008 and 2007.

	December 31,	December 31,
	2008	2007
	(in millions)

Corporate/Manufacturing:
Land	$38.1	$36.5
Buildings and improvements	401.4	341.3
Machinery and other	685.4	608.0
Construction in progress	50.7	79.8

	1,175.6	1,065.6
Less accumulated depreciation	(620.2)	(565.4)

	555.4	500.2
Leasing:
Machinery and other	37.0	36.1
Equipment on lease	2,973.2	1,996.7

	3,010.2	2,032.8
Less accumulated depreciation	(232.7)	(214.4)

	2,777.5	1,818.4
Deferred profit on railcars sold to the Leasing Group	(342.3)	(248.8)

	$2,990.6	$2,069.8

We lease certain equipment and facilities under operating leases. Future minimum rent expense on these leases in each year is (in millions): 2009 — $16.6; 2010 — $12.4; 2011 — $7.0; 2012 — $1.5; 2013 — $0.5; and $1.5

thereafter. See Note 4 Railcar Leasing and Management Services Group for information related to the lease agreements, future operating lease obligations, and future minimum rent expense associated with the Company’s wholly owned, qualified subsidiaries.

We capitalized $0.9 million and $0.6 million of interest expense as part of the cost of construction of facilities and equipment during 2008 and 2007, respectively.

We estimate the fair market value of properties no longer in use or held for sale based on the location and condition of the properties, the fair market value of similar properties in the area, and the Company’s experience selling similar properties in the past. As of December 31, 2008, the Company had non-operating plants with a net book value of $14.3 million. Our estimated fair value of these assets exceeds their book value.

Note 8. Goodwill

As of December 31, 2008 and 2007, the Company’s impairment test of goodwill was completed at the reporting unit level and no impairment charges were recorded. Goodwill by segment is as follows:

	December 31,	December 31,
	2008	2007
	(in millions)

Rail	$447.5	$447.5
Construction Products	50.4	49.9
Energy Equipment	4.3	4.3
Railcar Leasing and Management Services	1.8	1.8

	$504.0	$503.5

The increase in goodwill as of December 31, 2008 over the same period last year is due to a $2.0 million contingent payment related to an acquisition in 2007, offset by a $1.5 million reduction related to the sale of certain plants.

Note 9. Warranties

The Company provides warranties against manufacturing defects ranging from one to five years depending on the product. The warranty costs are estimated using a two step approach. First, an engineering estimate is made for the cost of all claims that have been filed by a customer. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. The Company provides for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assesses the adequacy of the resulting reserves on a quarterly basis. The changes in the accruals for warranties for the years ended December 31, 2008, 2007, and 2006 are as follows:

	December 31,	December 31,	December 31,
	2008	2007	2006
	(in millions)

Beginning balance	$28.3	$28.6	$36.8
Warranty costs incurred	(7.1)	(10.0)	(20.4)
Product warranty accrual	4.5	9.8	11.6
Currency translation	—	(0.1)	0.9
Discontinued operations	—	—	(0.3)

Ending balance	$25.7	$28.3	$28.6

In 2006, warranty costs incurred included approximately $7.0 million related to our European discontinued operations.

Note 10. Debt

The following table summarizes the components of debt as of December 31, 2008 and 2007.

	December 31,	December 31,
	2008	2007
	(in millions)

Corporate/Manufacturing — Recourse:
Revolving commitment	$—	$—
Convertible subordinated notes	450.0	450.0
Senior notes	201.5	201.5
Other	2.7	3.1

	654.2	654.6
Leasing — Recourse:
Equipment trust certificates	61.4	75.7

	715.6	730.3

Leasing — Non-recourse:
Secured railcar equipment notes	320.0	334.1
Warehouse facility	312.7	309.8
Promissory notes	557.6	—

	1,190.3	643.9

Total debt	$1,905.9	$1,374.2

Trinity’s revolving credit facility requires maintenance of ratios related to interest coverage for the leasing and manufacturing operations, leverage, and minimum net worth. Interest on the revolving credit facility is calculated at prime or LIBOR plus 75 basis points. At December 31, 2008, there were no borrowings under our $425 million revolving credit facility that matures on October 19, 2012. After $98.8 million was considered for letters of credit, $326.2 million was available under the revolving credit facility.

The Company’s $450 million of Convertible Subordinated Notes due 2036 (“Convertible Subordinated Notes”) bear an interest rate of 3 7/8% per annum on the principal amount payable semi-annually in arrears on June 1 and December 1 of each year. In addition, commencing with the six-month period beginning June 1, 2018, and for each six-month period thereafter, we will pay contingent interest to the holders of the Convertible Subordinated Notes under certain circumstances. The Convertible Subordinated Notes mature on June 1, 2036, unless redeemed, repurchased, or converted earlier. We may not redeem the Convertible Subordinated Notes before June 1, 2018. On or after that date, we may redeem all or part of the Convertible Subordinated Notes for cash at 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest (including any contingent interest) up to, but excluding, the redemption date. Holders of the Convertible Subordinated Notes may require us to purchase all or a portion of their notes on June 1, 2018 or upon a fundamental change. In each case, the Convertible Subordinated Notes would be purchased for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest (including any contingent interest) to, but excluding, the purchase date. As of October 15, 2008, a conversion would currently be based on a conversion rate of $52.08 per share.

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

In February 2008, TILC increased its warehouse facility to $600 million with the availability period of the facility remaining through August 2009. This facility, established to finance railcars owned by TILC, had $312.7 million outstanding as of December 31, 2008. The warehouse facility matures August 2009 and, unless renewed, will be payable in three equal installments in February 2010, August 2010, and February 2011. Railcars financed by the warehouse facility have historically been refinanced under long-term financing agreements. Specific railcars and the underlying leases secure the facility. Advances under the facility may not exceed 78% of the fair market value of the eligible railcars securing the facility as defined by the agreement. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in rate of 3.04% at December 31, 2008. At December 31, 2008, $287.3 million was available under this facility.

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

Principal payments due during the next five years as of December 31, 2008 are as follows:

	2009	2010	2011	2012	2013	Thereafter
	(in millions)

Recourse
Corporate/Manufacturing	$0.7	$0.3	$0.3	$0.3	$0.2	$652.4
Leasing — equipment trust certificates (Note 4)	61.4	—	—	—	—	—
Non-recourse
Leasing — secured railcar equipment notes (Note 4)	15.3	16.5	14.9	13.7	15.4	244.2
Leasing — warehouse facility (Note 4)	11.3	200.9	100.5	—	—	—
Leasing — promissory notes (Note 4)	26.3	27.6	29.0	30.9	28.8	415.0

Total principal payments	$115.0	$245.3	$144.7	$44.9	$44.4	$1,311.6

Commitments under letters of credit, primarily related to insurance, are $98.8 million, expiring $94.7 million in 2009 and $4.1 million in 2010.

Note 11. Other, Net

Other, net (income) expense consists of the following items:

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Gains on dispositions of property, plant, and equipment	$(10.5)	$(17.0)	$(13.5)
Foreign currency exchange transactions	4.6	(1.7)	(1.3)
Write-down of equity investment	—	5.4	—
(Gain) loss on equity investments	(0.6)	1.1	0.4
Other	(2.6)	(2.2)	(0.8)

Other, net	$(9.1)	$(14.4)	$(15.2)

Note 12. Income Taxes

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

The change in unrecognized tax benefits for the years ended December 31, 2008 and 2007 were as follows (in millions):

	Year Ended December 31,
	2008	2007
	(in millions)

Beginning balance	$23.7	$32.0
Additions for tax positions related to the current year	2.8	—
Additions for tax positions of prior years	9.1	5.1
Reductions for tax positions of prior years	(1.9)	(11.3)
Settlements	—	(0.6)
Expirations of statute of limitations	(0.8)	(1.5)

Ending balance	$32.9	$23.7

The additions for the year ended December 31, 2008, were amounts provided for tax positions previously taken in foreign jurisdictions and tax positions taken for federal and state income tax purposes as well as deferred tax liabilities that have been reclassed to uncertain tax positions. The additions for the year ended December 31, 2007, were primarily due to deferred tax liabilities that have been reclassed as uncertain tax positions.

The reduction for tax positions of prior years for the year ended December 31, 2008 related primarily to the completion of state audits in which the tax position was not challenged by the state and for which the position is now effectively settled. The reduction for tax positions of prior years for the year ended December 31, 2007 related primarily to temporary items that we had previously intended to take a position on in the 2006 Federal Income Tax Return (“tax return”) that would have resulted in an uncertain tax position but eventually was not taken on the tax return when it was filed. The nature of this item was temporary; therefore, there was not an impact to the overall effective tax rate related to this item.

At December 31, 2007, the statute of limitations for assessing additional tax expired within the Czech Republic. We therefore released $1.2 million of taxes that were previously reserved. The remaining $0.3 million of expirations was due to various state statutes of limitations for assessing additional tax expiring.

The total amount of unrecognized tax benefits including interest and penalties at December 31, 2008 and 2007, that would affect the Company’s effective tax rate if recognized was $17.1 million and $7.3 million, respectively. There is a reasonable possibility that unrecognized Federal and state tax benefits will decrease significantly by December 31, 2009 due to a lapse in the statute of limitations for assessing tax. Amounts subject to a lapse in statute by December 31, 2009 are $0.4 million. Further, there is a reasonable possibility that the unrecognized federal tax benefits will decrease significantly by December 31, 2009 due to settlements with taxing authorities. Amounts expected to settle by December 31, 2009 are $11.2 million.

Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of January 1, 2008 was $8.0 million. The total amount of accrued interest and penalties as of December 31, 2008 and 2007 was $10.6 million and $8.0 million, respectively. Income tax expense for the year ended December 31, 2008 and 2007, includes $2.5 million and $2.2 million in interest expense and penalties related to uncertain tax positions.

The components of the provision for income taxes from continuing operations are as follows:

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Current:
Federal	$(97.1)	$89.4	$41.8
State	7.2	14.1	10.8
Foreign	14.1	6.6	4.9

Total current	(75.8)	110.1	57.5

Deferred:
Federal	255.0	52.7	66.5
State	4.6	2.8	9.4
Foreign	(8.3)	3.8	(0.4)

Total deferred	251.3	59.3	75.5

Provision	$175.5	$169.4	$133.0

Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax liabilities and assets are as follows:

	December 31,
	2008	2007
	(in millions)

Deferred tax liabilities:
Depreciation, depletion, and amortization	$532.7	$270.8
Convertible debt	21.5	12.7

Total deferred tax liabilities	554.2	283.5

Deferred tax assets:
Workers compensation, pensions, and other benefits	49.9	51.6
Warranties and reserves	19.8	26.0
Equity items	79.7	26.8
Tax loss carryforwards and credits	32.4	17.7
Inventory	8.9	9.2
Accrued liabilities and other	9.8	1.5

Total deferred tax assets	200.5	132.8

Net deferred tax liabilities before valuation allowance	353.7	150.7
Valuation allowance	4.4	2.5

Net deferred tax liabilities before FIN 48	358.1	153.2
Deferred tax liabilities included in FIN 48 reserves	(16.2)	(11.1)

Adjusted net deferred tax liabilities	$341.9	$142.1

At December 31, 2008, the Company had $1.8 million of Federal consolidated net operating loss carry forwards and tax effected $4.5 million of state loss carry forwards. The Federal tax loss carry forwards are related to pre-acquisition losses from acquired subsidiaries and are due to expire between 2011 and 2013. We have established a valuation allowance for state net operating losses which may not be realizable. These net operating losses expire between 2009 and 2025. At December 31, 2008, the Company recorded an income tax receivable of $98.7 million as a result of its anticipated tax loss. This loss will be carried back and applied against previous tax years resulting in a refund of taxes previously paid. The Company expects to receive this refund in 2009.

Realization of deferred tax assets is dependent on generating sufficient taxable income in future periods. We have established valuation allowances against tax losses and credits that we will most likely be unable to utilize. We believe that it is more likely than not that we will be able to generate sufficient future taxable income to utilize the remaining deferred tax assets.

We are currently under Internal Revenue Service (“IRS”) examination for the tax years ended 1998 through 2002 and 2004 through 2005, thus our statute remains open from the year ended March 31, 1998, forward. We expect the 1998 through 2002 examination and the 2004 through 2005 examination to be completed within the next six months. This could be affected by any adjustments that the IRS and the Company do not agree upon, in which case the statute could remain open for an undeterminable period. In addition, statutes of limitations governing the right of Mexico’s tax authorities to audit the tax returns of our Mexican operations remain open for the 2002 tax year forward. Our Mexican subsidiaries are currently under audit for the 2002 and 2003 tax years. Additionally our Swiss subsidiary is under audit for the 2006 tax year. We expect these examinations to be completed within the next six months. Our various European subsidiaries, including subsidiaries that were sold during 2006, are impacted by various statutes of limitations which are generally open from 2003 forward. An exception to this is our discontinued operations in Romania, which have been audited through 2004. Generally, states’ statutes in the United States are open from 2002 forward.

The provision for income taxes from continuing operations results in effective tax rates different from the statutory rates. The following is reconciliation between the statutory United States federal income tax rate and the Company’s effective income tax rate:

	Year Ended December 31,
	2008	2007	2006

Statutory rate	35.0%	35.0%	35.0%
State taxes	1.7	3.6	1.1
Changes in tax laws and rates	—	(1.2)	2.5
Other, net	1.2	(0.8)	(0.4)

Total taxes	37.9%	36.6%	38.2%

Income from continuing operations before income taxes for the year ended December 31, 2008, 2007, and 2006 was $439.6 million, $446.5 million, and $328.2 million, respectively, for United States operations, and $23.3 million, $16.7 million, and $20.3 million, respectively, for foreign operations. The Company has provided United States deferred income taxes on the un-repatriated earnings of its foreign operations. The Company has $20.1 million of foreign tax credit carry forwards which will expire between 2014 and 2018.

Note 13. Employee Retirement Plans

The Company sponsors defined benefit plans and defined contribution profit sharing plans which provide income and death benefits for eligible employees. The annual measurement date of the benefit obligations, fair value of plan assets and funded status is December 31.

Actuarial Assumptions

	Year Ended December 31,
	2008	2007	2006

Assumptions used to determine benefit obligations at the annual measurement date were:
Obligation discount rate	6.50%	6.50%	6.00%
Compensation increase rate	4.00%	4.00%	4.00%
Assumptions used to determine net periodic benefit costs were:
Obligation discount rate	6.50%	6.00%	5.75%
Long-term rate of return on plan assets	7.75%	7.75%	8.75%
Compensation increase rate	4.00%	4.00%	4.00%

The expected long-term rate of return on plan assets is an assumption reflecting the anticipated weighted average rate of earnings on the portfolio over the long-term. To arrive at this rate, we developed estimates based upon the anticipated performance of the assets in its portfolio.

Components of Net Retirement Cost

	Year Ended
	December 31,
	2008	2007	2006
	(in millions)

Expense Components
Service cost	$9.7	$11.3	$12.2
Interest	20.8	19.6	18.1
Expected return on plan assets	(20.1)	(17.6)	(18.1)
Amortization and deferral:
Actuarial loss	1.8	4.1	4.1
Prior service cost	0.2	0.2	0.2
Transition asset	(0.1)	(0.1)	(0.1)
Profit sharing	7.6	7.0	6.1
Other	—	—	0.1

Net expense	$19.9	$24.5	$22.6

Obligations and Funded Status

	Year Ended December 31,
	2008	2007
	(in millions)

Accumulated Benefit Obligations	$294.3	$272.6

Projected Benefit Obligations
Beginning of year	$316.8	$320.4
Service cost	9.7	11.3
Interest	20.8	19.6
Benefits paid	(11.2)	(10.2)
Actuarial gain	(2.1)	(24.3)

End of year	$334.0	$316.8

Plans’ Assets
Beginning of year	$249.6	$224.6
Actual return on assets	(63.6)	19.1
Employer contributions	25.8	16.1
Benefits paid	(11.2)	(10.2)

End of year	$200.6	$249.6

Consolidated Balance Sheet Components
Funded status	$(133.4)	$(67.2)

The unfunded status of the plans of $133.4 million at December 31, 2008 was recognized in the accompanying balance sheet as accrued pension liability. No plan assets are expected to be returned to us during the year ending December 31, 2009.

Amounts Recognized in Other Comprehensive Income (Loss)

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Actuarial gain (loss)	$(81.6)	$25.8	$3.8
Amortization of actuarial loss	1.9	4.1	4.2
Amortization of prior service cost	0.2	0.2	0.2
Amortization of transition asset	(0.1)	(0.1)	(0.1)
Other	—	—	1.8

Total before income taxes	(79.6)	30.0	9.9
Income tax expense (benefit)	(29.0)	11.3	3.5

Net amount recognized in other comprehensive income (loss)	$(50.6)	$18.7	$6.4

Included in accumulated other comprehensive loss at December 31, 2008 were the following amounts that have not been recognized in net periodic pension cost: prior service cost of $1.2 million ($0.8 million net of related income taxes) and unrecognized actuarial losses of $136.1 million ($85.6 million net of related income taxes).

Prior service cost and actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost for the year ended December 31, 2009 is $0.2 million ($0.1 million net of related income taxes) and $7.5 million ($4.7 million net of related income taxes), respectively.

Plan Assets

The pension plan weighted-average asset allocation at year end 2008 and 2007 and the range of target asset allocations are as follows:

		Percentage
		of Plan
	Range of	Assets at
	Target	Year-End
	Allocation	2008	2007

Asset category:
Equity securities	55-65%	58%	64%
Fixed income	35-45%	42%	36%

Total		100%	100%

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

Cash Flows

Employer contributions for the year ending December 31, 2009 are expected to be $20.3 million for the defined benefit plans compared to $25.8 million contributed during 2008. Employer contributions to the 401(k) plans and the Supplemental Profit Sharing Plan for the year ending December 31, 2009 are expected to be $7.6 million compared to $7.0 million during 2008.

Benefit payments expected to be paid during the next ten years are as follows:

Amounts
(in millions)

2009	$12.0
2010	13.1
2011	13.9
2012	15.4
2013	17.0
2014-2018	112.8

Subsequent to December 31, 2008, the Company’s amended its Supplemental Retirement Plan (the “Supplemental Plan”) designed to reduce future retirement plan costs. This amendment provides that all benefit accruals under the Supplemental Plan shall cease effective March 31, 2009, and the Supplemental Plan will be frozen as of that date. In addition, the Company amended the Trinity Industries, Inc. Standard Pension Plan (the “Pension Plan”). The amendment was designed to reduce future pension costs and provides that, effective March 31, 2009, all future benefit accruals under the Pension Plan will automatically cease for all participants, and the accrued benefits under the Pension Plan will be determined and frozen as of that date. The Company estimates that the financial impact of these actions will not be significant.

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

Note 15. Accumulated Other Comprehensive Loss

Comprehensive net income is as follows:

	Year Ended December 31,
	2008	2007	2006
	(in millions)

Net income	$285.8	$293.1	$230.1
Other comprehensive income (loss):
Change in currency translation adjustment:
Sale of European operations, net of tax expense of $8.1	—	—	(8.7)
Change in currency translation adjustment, net of tax expense of $0.1, $0.2, and $0.0	0.2	0.2	(0.1)
Other	—	—	2.4
Change in funded status of pension liability, net of tax expense (benefit) of $(29.0), $11.3, and $3.5	(50.6)	18.7	6.4
Change in unrealized (loss) gain on derivative financial instruments, net of tax (benefit) expense of $(23.4), $(6.3), and $0.9	(48.3)	(11.3)	1.4
Other changes, net of tax benefit of $(0.6)	(1.0)	—	—

Comprehensive net income	$186.1	$300.7	$231.5

The components of accumulated other comprehensive loss are as follows:

	December 31,	December 31,
	2008	2007
	(in millions)

Currency translation adjustments	$(17.1)	$(17.3)
Funded status of pension liability	(86.4)	(35.8)
Unrealized loss on derivative financial instruments	(56.8)	(8.5)
Other changes	(1.0)	—

	$(161.3)	$(61.6)

See Note 6 Derivative and Financial Instruments for information on the reclassification of amounts in accumulated other comprehensive loss into earnings.

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

Note 17. Stock-Based Compensation

The Company’s 2004 Stock Option and Incentive Plan (“the Plan”) authorized 2,500,000 shares of common stock plus (i) shares covered by forfeited, expired, and canceled options granted under prior plans; (ii) shares tendered as full or partial payment for the purchase price of an award or to satisfy tax withholding obligations; and (iii) shares covered by an award settled in cash. At December 31, 2008, a total of 1,823,085 shares were available for issuance. The Plan provides for the granting of nonqualified and incentive stock options having maximum ten-year terms to purchase common stock at its market value on the award date; stock appreciation rights based on common stock fair market values with settlement in common stock or cash; restricted stock; restricted stock units; and performance awards with settlement in common stock or cash on achievement of specific business objectives. Under previous plans, nonqualified and incentive stock options, restricted shares, and restricted stock units were granted at their fair market values. Options become exercisable in various percentages over periods ranging up to five years.

On January 1, 2006, we adopted SFAS No. 123R Share-Based Payment (“SFAS 123R”) which requires companies to recognize in their financial statements the cost of employee services received in exchange for awards of equity instruments. These costs are based on the grant date fair-value of those awards. Stock-based compensation includes compensation expense, recognized over the applicable vesting periods, for both new share-based awards and share-based awards granted prior to, but not yet vested, as of January 1, 2006. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options granted to employees, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Stock-based compensation totaled approximately $18.7 million, $18.6 million, and $14.0 million for the years ended December 31, 2008, 2007, and 2006, respectively.

The income tax benefit related to stock-based compensation expense was $6.7 million, $9.8 million, and $12.2 million for the years ended December 31, 2008, 2007, and 2006, respectively. In accordance with SFAS 123R, the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statement of cash flows. No stock-based compensation costs were capitalized as part of the cost of an asset for the years ended December 31, 2008, 2007, and 2006.

Stock Options

Effective with the adoption of SFAS 123R, expense related to stock options issued to eligible employees under the Plan is recognized over their vesting period on a straight line basis. Stock options generally vest over 5 years and have contractual terms of 10 years.

			Weighted-
			Average
		Weighted-	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Terms	Intrinsic
	Shares	Price	(Years)	Value
				(in millions)

Options outstanding at December 31, 2007	1,302,267	$16.77
Granted	463,000	16.24
Exercised	(408,374)	15.94
Cancelled	(46,300)	24.96

Options outstanding at December 31, 2008	1,310,593	16.55	5.92	$0.9

Options exercisable at December 31, 2008	669,153	$16.25	3.15	$0.9

At December 31, 2008, unrecognized compensation expense related to stock options was $2.8 million. At December 31, 2008, for unrecognized compensation expense related to stock options, the weighted average recognition period was 2.7 years. The intrinsic value of options exercised totaled approximately $8.7 million, $19.7 million, and $32.9 million during fiscal years 2008, 2007, and 2006, respectively.

Restricted Stock

Restricted share awards consist of restricted stock and restricted stock units. Expense related to restricted stock and restricted stock units issued to eligible employees under the Plan is recognized ratably over the vesting period or to the date on which retirement eligibility is achieved, if shorter. Restricted stock and restricted stock units issued to eligible employees under our long-term incentive plans generally vest one-third per year on the first, third, and fifth anniversary, one-third per year on the fourth, sixth, and eighth anniversary or one-hundred percent on the fifth anniversary of the date of grant. Certain awards vest one-hundred percent upon the employee’s retirement from the Company or when the employee’s age plus years of vested service equal 80. Restricted stock units issued to non-employee directors under the Plan vest on the grant date or on the first business day immediately preceding the next Annual Meeting of Stockholders.

		Weighted
	Number of	Average Fair
	Restricted	Value per
	Share Awards	Award

Restricted share awards outstanding at December 31, 2007	2,419,613	$27.69
Granted	702,198	32.42
Vested	(403,303)	27.05
Forfeited	(123,840)	26.81

Restricted share awards outstanding at December 31, 2008	2,594,668	$29.67

At December 31, 2008, unrecognized compensation expense related to restricted share awards totaled approximately $45.4 million which will be recognized over a weighted average period of 4.9 years. The total fair value of shares vested during fiscal years 2008, 2007, and 2006 was $10.3 million, $13.5 million, and $7.2 million, respectively.

Note 18. Earnings Per Common Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Except when the effect would be anti-dilutive, the calculation of diluted net income per share includes the impact of shares that could be issued under outstanding stock options. The number of anti-dilutive options for the years ended December 31, 2008, 2007 and 2006 were 0.2 million, 0.1 million and 0.0 million, respectively.

The computation of basic and diluted income (loss) applicable to common shareholders follows:

	Year Ended December 31, 2008
		Avg. Shares	Earnings
	Income (Loss)	Outstanding	Per Share
	(in millions, except per share amounts)

Income from continuing operations — basic	$287.3	78.4	$3.67

Effect of dilutive securities:
Stock options	—	1.3

Income from continuing operations — diluted	$287.3	79.7	$3.61

Loss from discontinued operations, net of taxes — basic	$(1.5)	78.4	$(0.02)

Effect of dilutive securities:
Stock options	—	1.3

Loss from discontinued operations, net of taxes — diluted	$(1.5)	79.7	$(0.02)

	Year Ended December 31, 2007
		Avg. Shares	Earnings
	Income (Loss)	Outstanding	Per Share
	(in millions, except per share amounts)

Income from continuing operations — basic	$293.8	78.7	$3.73

Effect of dilutive securities:
Stock options	—	1.7

Income from continuing operations — diluted	$293.8	80.4	$3.65

Loss from discontinued operations, net of taxes — basic	$(0.7)	78.7	$(0.01)

Effect of dilutive securities:
Stock options	—	1.7

Loss from discontinued operations, net of taxes — diluted	$(0.7)	80.4	$(0.00)

	Year Ended December 31, 2006
		Avg. Shares	Earnings
	Income (Loss)	Outstanding	Per Share
	(in millions, except per share amounts)

Income from continuing operations — basic	$215.5	76.9	$2.80

Effect of dilutive securities:
Stock options	—	1.9
Series B preferred stock	—	0.5

Income from continuing operations — diluted	$215.5	79.3	$2.72

Income from discontinued operations, net of taxes — basic	$14.6	76.9	$0.19

Effect of dilutive securities:
Stock options	—	1.9
Series B preferred stock	—	0.5

Income from discontinued operations, net of taxes — diluted	$14.6	79.3	$0.18

Note 19.  Commitments and Contingencies

Barge Litigation

The Company and its wholly owned subsidiary, Trinity Marine Products, Inc. (“TMP”), were co-defendants in a class-action lawsuit filed in April 2003 entitled Waxler Transportation Company, Inc. v. Trinity Marine Products, Inc., et al. (Suit No. 49-741, Division “B” in the 25th Judicial District Court in and for the Parish of Plaquemines, Louisiana: the “Waxler Case”). A settlement of this case was approved by the court and became final February 9, 2008. The Court Appointed Disbursing Agent (“CADA”) has prepared an Allocation Plan and Distribution Plan for the disbursement of settlement compensation that is pending court approval. As of December 31, 2008, based on instructions from the CADA to the settlement funds escrow agent, the Company had received $2.0 million in refund of unclaimed settlement funds. Subsequent to December 31, 2008, based on instructions from the CADA to the settlement funds escrow agent, the Company received an additional $0.9 million in refund of the unclaimed settlement funds.

Other Litigation

Transit Mix was named as a defendant in a case involving the death of an employee of an independent contractor who was working at a Transit Mix facility. A jury verdict in favor of the Plaintiffs was appealed and a take-nothing judgment was rendered by the Eleventh Court of Appeals, State of Texas. Plaintiffs filed a motion for rehearing in such court, which was denied. On March 22, 2007, Plaintiffs filed their Petition for Review with the Texas Supreme Court, which petition was denied on February 22, 2008. Plaintiffs then filed a Motion for Rehearing on April 9, 2008 which was denied by the Texas Supreme Court on June 27, 2008. Thereafter, Plaintiffs filed a Writ of Certiorari with the United States Supreme Court. The Writ of Certiorari was denied December 1, 2008. This case is now concluded.

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

We are subject to Federal, state, local, and foreign laws and regulations relating to the environment and the workplace. We have reserved $7.8 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. Other than with respect to the foregoing, we believe that we are currently in substantial compliance with environmental and workplace laws and regulations.

Other Commitments

Non-cancelable purchase obligations, primarily for steel and railcar specialty components, are $209.3 million in 2009.

Note 20.  Financial Statements for Guarantors of the Senior Debt

The Company’s senior debt and certain operating leases are fully and unconditionally and jointly and severally guaranteed by certain of Trinity’s wholly owned subsidiaries: Transit Mix Concrete & Materials Company, Trinity Industries Leasing Company, Trinity Marine Products, Inc., Trinity Rail Group, LLC, Trinity North American Freight Car, Inc., Trinity Tank Car, Inc., and Trinity Parts & Components, LLC. No other subsidiaries guarantee the senior debt. As of December 31, 2008, assets held by the non-guarantor subsidiaries include $120.2 million of restricted assets that are not available for distribution to Trinity Industries, Inc. (“Parent”), $1,546.5 million of equipment securing certain debt, $107.2 million of equipment securing certain lease obligations held by the non-

guarantor subsidiaries, and $266.9 million of assets located in foreign locations. As of December 31, 2007, assets held by the non-guarantor subsidiaries include $129.1 million of restricted assets that are not available for distribution to the Parent , $811.1 million of equipment securing certain debt, $109.8 million of equipment securing certain lease obligations held by the non-guarantor subsidiaries, and $277.9 million of assets located in foreign locations.

The following financial information presents condensed consolidated statements of operations, balance sheets, and statements of cash flows for Trinity Industries, Inc., its guarantor subsidiaries and non-guarantor subsidiaries. The information is presented on the basis of Trinity Industries, Inc. accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. Inter-company transactions of goods and services between the guarantor and non-guarantor subsidiaries are presented as intercompany receivable/(payable), net. The following represents the supplemental consolidated condensed financial information of Trinity Industries, Inc., the issuer of the Senior Notes, and its guarantor and non-guarantor subsidiaries, as of December 31, 2008 and 2007, and for the years ended December 31, 2008, 2007, and 2006.

Statement of Operations
For the Year Ended December 31, 2008

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Revenues	$6.2	$2,511.1	$2,017.3	$(651.8)	$3,882.8
Cost of revenues	101.5	2,014.6	1,626.5	(651.8)	3,090.8
Selling, engineering, and administrative expenses	41.9	112.4	88.7	—	243.0

	143.4	2,127.0	1,715.2	(651.8)	3,333.8

Operating profit (loss)	(137.2)	384.1	302.1	—	549.0
Other (income) expense	(406.3)	22.0	94.3	376.2	86.2

Income from continuing operations before income taxes	269.1	362.1	207.8	(376.2)	462.8
Provision (benefit) for income taxes:
Current	(19.4)	(58.1)	1.7	—	(75.8)
Deferred	2.7	189.2	59.4	—	251.3

	(16.7)	131.1	61.1	—	175.5

Income from continuing operations	285.8	231.0	146.7	(376.2)	287.3
Loss from discontinued operations, net of provision for income taxes of $0.0	—	—	(1.5)	—	(1.5)

Net income	$285.8	$231.0	$145.2	$(376.2)	$285.8

Statement of Operations
For the Year Ended December 31, 2007

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Revenues	$57.6	$2,642.7	$1,709.4	$(576.9)	$3,832.8
Cost of revenues	194.6	2,082.9	1,390.5	(576.9)	3,091.1
Selling, engineering, and administrative expenses	36.1	115.1	77.7	—	228.9

	230.7	2,198.0	1,468.2	(576.9)	3,320.0

Operating profit (loss)	(173.1)	444.7	241.2	—	512.8
Other (income) expense	(417.3)	13.8	75.0	378.1	49.6

Income from continuing operations before income taxes	244.2	430.9	166.2	(378.1)	463.2
Provision (benefit) for income taxes:
Current	(27.2)	72.6	64.7	—	110.1
Deferred	(21.7)	83.6	(2.6)	—	59.3

	(48.9)	156.2	62.1	—	169.4

Income from continuing operations	293.1	274.7	104.1	(378.1)	293.8
Loss from discontinued operations, net of benefit for income taxes of $0.2	—	—	(0.7)	—	(0.7)

Net income	$293.1	$274.7	$103.4	$(378.1)	$293.1

Statement of Operations
For the Year Ended December 31, 2006

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Revenues	$487.3	$2,009.0	$1,149.0	$(426.4)	$3,218.9
Cost of revenues	491.1	1,666.8	896.7	(426.4)	2,628.2
Selling, engineering, and administrative expenses	71.9	97.2	39.0	—	208.1

	563.0	1,764.0	935.7	(426.4)	2,836.3

Operating profit (loss)	(75.7)	245.0	213.3	—	382.6
Other (income) expense	(271.0)	58.2	45.2	201.7	34.1

Income from continuing operations before income taxes	195.3	186.8	168.1	(201.7)	348.5
Provision (benefit) for income taxes:
Current	(22.1)	15.6	64.0	—	57.5
Deferred	7.7	82.3	(14.5)	—	75.5

	(14.4)	97.9	49.5	—	133.0

Income from continuing operations	209.7	88.9	118.6	(201.7)	215.5
Gain on sale of discontinued operations, net of provision for income taxes of $12.2	20.4	—	—	—	20.4
Loss from discontinued operations, net of benefit for income taxes of $1.7	—	—	(5.8)	—	(5.8)

Net income	$230.1	$88.9	$112.8	$(201.7)	$230.1

Balance Sheet
December 31, 2008

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Assets:
Cash and cash equivalents	$139.7	$2.1	$20.0	$—	$161.8
Receivables, net of allowance	0.4	90.0	160.9	—	251.3
Income tax receivable	98.7	—	—	—	98.7
Inventory	0.3	407.7	203.8	—	611.8
Property, plant, and equipment, net	20.7	957.7	2,012.2	—	2,990.6
Investments in subsidiaries/intercompany receivable (payable), net	2,399.5	217.5	497.2	(3,114.2)	—
Goodwill and other assets	218.8	438.4	285.9	(141.5)	801.6

	$2,878.1	$2,113.4	$3,180.0	$(3,255.7)	$4,915.8

Liabilities:
Accounts payable and accrued liabilities	$269.0	$184.0	$246.4	$—	$699.4
Debt	651.5	64.2	1,190.2	—	1,905.9
Deferred income	64.9	3.3	3.6	—	71.8
Deferred income taxes	—	456.8	26.6	(141.5)	341.9
Other liabilities	61.5	0.9	3.2	—	65.6
Total stockholders’ equity	1,831.2	1,404.2	1,710.0	(3,114.2)	1,831.2

	$2,878.1	$2,113.4	$3,180.0	$(3,255.7)	$4,915.8

Balance Sheet
December 31, 2007

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Assets:
Cash and cash equivalents	$238.0	$0.7	$50.9	$—	$289.6
Receivables, net of allowance	5.8	156.6	134.1	—	296.5
Inventory	5.3	412.1	169.3	—	586.7
Property, plant, and equipment, net	22.5	807.1	1,240.2	—	2,069.8
Investments in subsidiaries/intercompany receivable (payable), net	2,271.3	(522.4)	314.2	(2,063.1)	—
Goodwill and other assets	227.4	440.9	264.2	(131.9)	800.6

	$2,770.3	$1,295.0	$2,172.9	$(2,195.0)	$4,043.2

Liabilities:
Accounts payable and accrued liabilities	$307.4	$174.2	$202.7	$—	$684.3
Debt	651.7	78.5	644.0	—	1,374.2
Deferred income	32.3	3.9	22.2	—	58.4
Deferred income taxes	—	274.0	—	(131.9)	142.1
Other liabilities	52.2	0.8	4.5	—	57.5
Total stockholders’ equity	1,726.7	763.6	1,299.5	(2,063.1)	1,726.7

	$2,770.3	$1,295.0	$2,172.9	$(2,195.0)	$4,043.2

Statement of Cash Flows
For the Year Ended December 31, 2008

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Operating activities:
Net income	$285.8	$231.0	$145.2	$(376.2)	$285.8
Adjustments to reconcile net income to net cash provided (required) by continuing operating activities:
Loss from discontinued operations	—	—	1.5	—	1.5
Depreciation and amortization	4.0	53.0	83.3	—	140.3
Stock-based compensation expense	18.7	—	—	—	18.7
Excess tax benefits from stock-based compensation	(0.9)	—	—	—	(0.9)
Provision (benefit) for deferred income taxes	2.7	189.2	59.4	—	251.3
(Gain) loss on disposition of property, plant, equipment, and other assets	(1.9)	(5.3)	(3.3)	—	(10.5)
Net transfers with subsidiaries	(171.6)	(321.9)	117.3	376.2	—
Other	34.0	(12.1)	(48.4)	—	(26.5)
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in receivables	5.4	64.8	(26.8)	—	43.4
(Increase) decrease in inventories	5.0	3.7	(34.5)	—	(25.8)
(Increase) decrease in other assets	(102.6)	(9.3)	(26.1)	—	(138.0)
Increase (decrease) in accounts payable and accrued liabilities	(124.4)	9.4	(13.3)	—	(128.3)
Increase (decrease) increase in other liabilities	26.1	(6.3)	(12.9)	—	6.9

Net cash (required) provided by operating activities — continuing operations	(19.7)	196.2	241.4	—	417.9
Net cash provided by operating activities — discontinued operations	—	—	1.3	—	1.3

Net cash (required) provided by operating activities	(19.7)	196.2	242.7	—	419.2

Investing activities:
Proceeds from sales of railcars from our leased fleet	—	940.3	58.9	(777.1)	222.1
Proceeds from disposition of property, plant, equipment, and other assets	3.1	14.1	3.6	—	20.8
Capital expenditures — lease subsidiary	—	(1,107.3)	(780.6)	777.1	(1,110.8)
Capital expenditures — other	(3.0)	(27.6)	(101.7)	—	(132.3)

Net cash required by investing activities — continuing operations	0.1	(180.5)	(819.8)	—	(1,000.2)

Net cash required by investing activities	0.1	(180.5)	(819.8)	—	(1,000.2)

Financing activities:
Issuance of common stock, net	3.1	—	—	—	3.1
Excess tax benefits from stock-based compensation	0.9	—	—	—	0.9
Payments to retire debt	(0.2)	(15.1)	(375.5)	—	(390.8)
Proceeds from issuance of debt	—	0.8	921.7	—	922.5
Stock repurchases	(58.3)	—	—	—	(58.3)
Dividends paid to common shareholders	(24.2)	—	—	—	(24.2)

Net cash (required) provided by financing activities	(78.7)	(14.3)	546.2	—	453.2

Net (decrease) increase in cash and cash equivalents	(98.3)	1.4	(30.9)	—	(127.8)
Cash and cash equivalents at beginning of period	238.0	0.7	50.9	—	289.6

Cash and cash equivalents at end of period	$139.7	$2.1	$20.0	$—	$161.8

Statement of Cash Flows
For the Year Ended December 31, 2007

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Operating activities:
Net income	$293.1	$274.7	$103.4	$(378.1)	$293.1
Adjustments to reconcile net income to net cash provided (required) by continuing operating activities:
Loss from discontinued operations	—	—	0.7	—	0.7
Depreciation and amortization	7.0	50.7	61.2	—	118.9
Stock-based compensation expense	18.6	—	—	—	18.6
Excess tax benefits from stock — based compensation	(4.0)	—	—	—	(4.0)
Provision (benefit) for deferred income taxes	(21.7)	83.6	(2.6)	—	59.3
(Gain) loss on disposition of property, plant, equipment and other assets	(2.9)	(14.5)	0.4	—	(17.0)
Net transfers with subsidiaries	(584.9)	71.1	135.7	378.1	—
Other	40.4	(69.8)	(16.3)	—	(45.7)
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in receivables	52.8	(41.4)	(57.1)	—	(45.7)
(Increase) decrease in inventories	62.9	(120.5)	6.7	—	(50.9)
(Increase) decrease in other assets	(6.8)	(37.1)	(9.3)	—	(53.2)
Increase (decrease) in accounts payable and accrued liabilities	123.4	(77.2)	41.0	—	87.2
Increase (decrease) in other liabilities	(12.5)	(6.9)	2.7	—	(16.7)

Net cash (required) provided by operating activities — continuing operations	(34.6)	112.7	266.5	—	344.6
Net cash required by operating activities — discontinued operations	—	—	(0.1)	—	(0.1)

Net cash (required) provided by operating activities	(34.6)	112.7	266.4	—	344.5

Investing activities:
Proceeds from sales of railcars for our leased fleet	—	646.0	101.5	(388.2)	359.3
Proceeds from disposition of property, plant, equipment, and other assets	3.6	43.7	3.7	—	51.0
Capital expenditures — lease subsidiary	—	(702.3)	(391.3)	388.2	(705.4)
Capital expenditures — other	(7.4)	(54.3)	(127.0)	—	(188.7)
Payments for purchase of acquisitions, net of cash acquired	—	(2.9)	(48.1)	—	(51.0)

Net cash required by investing activities — continuing operations	(3.8)	(69.8)	(461.2)	—	(534.8)

Net cash required by investing activities	(3.8)	(69.8)	(461.2)	—	(534.8)

Financing activities:
Issuance of common stock, net	12.2	—	—	—	12.2
Excess tax benefits from stock-based compensation	4.0	—	—	—	4.0
Payments to retire debt	(0.8)	(44.9)	(83.8)	—	(129.5)
Proceeds from issuance of debt	1.0	2.5	301.3	—	304.8
Stock repurchases	(2.9)	—	—	—	(2.9)
Dividends paid to common shareholders	(20.2)	—	—	—	(20.2)

Net cash (required) provided by financing activities	(6.7)	(42.4)	217.5	—	168.4

Net (decrease) increase in cash and cash equivalents	(45.1)	0.5	22.7	—	(21.9)
Cash and cash equivalents at beginning of period	283.1	0.2	28.2	—	311.5

Cash and cash equivalents at end of period	$238.0	$0.7	$50.9	$—	$289.6

Statement of Cash Flows
For the Year Ended December 31, 2006

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Operating activities:
Net income	$230.1	$88.9	$112.8	$(201.7)	$230.1
Adjustments to reconcile net income to net cash provided (required) by continuing operating activities:
Earnings (loss) from discontinued operations	(20.4)	—	5.8	—	(14.6)
Depreciation and amortization	9.4	33.1	45.1	—	87.6
Stock-based compensation expense	14.0	—	—	—	14.0
Income tax benefit from employee stock options exercised	(7.6)	—	—	—	(7.6)
Provision (benefit) for deferred income taxes	7.7	82.3	(14.5)	—	75.5
Gain on disposition of property, plant, equipment and other assets	(1.7)	(11.3)	(0.5)	—	(13.5)
Net transfers with subsidiaries	(415.7)	220.8	(6.8)	201.7	—
Other	(12.5)	(5.6)	(8.5)	—	(26.6)
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in receivables	(8.9)	(9.1)	(15.8)	—	(33.8)
(Increase) decrease in inventories	(9.8)	(57.5)	(56.7)	—	(124.0)
(Increase) decrease in other assets	(0.3)	(34.1)	(44.3)	—	(78.7)
Increase (decrease) in accounts payable and accrued liabilities	(50.1)	27.3	28.0	—	5.2
Increase (decrease) in other liabilities	10.8	(23.4)	12.4	—	(0.2)

Net cash (required) provided by operating activities — continuing operations	(255.0)	311.4	57.0	—	113.4
Net cash provided by operating activities — discontinued operations	—	—	17.4	—	17.4

Net cash (required) provided by operating activities	(255.0)	311.4	74.4	—	130.8

Investing activities:
Proceeds from sales of railcars from our leased fleet	—	277.5	12.1	(200.8)	88.8
Proceeds from disposition of property, plant, equipment, and other assets	2.4	15.1	2.5	—	20.0
Capital expenditures — lease subsidiary	—	(540.1)	(204.3)	200.8	(543.6)
Capital expenditures — other	(15.6)	(50.2)	(51.7)	—	(117.5)
Payments for purchase of acquisitions, net of cash acquired	—	(3.5)	—	—	(3.5)

Net cash required by investing activities — continuing operations	(13.2)	(301.2)	(241.4)	—	(555.8)
Net cash provided by investing activities — discontinued operations	82.8	—	0.1	—	82.9

Net cash provided (required) by investing activities	69.6	(301.2)	(241.3)	—	(472.9)

Financing activities:
Issuance of common stock, net	18.1	—	—	—	18.1
Excess tax benefits from stock-based compensation	7.6	—	—	—	7.6
Payments to retire debt	(103.6)	(11.9)	(294.7)	—	(410.2)
Proceeds from issuance of debt	453.6	1.6	464.9	—	920.1
Dividends paid to common shareholders	(16.3)	—	—	—	(16.3)
Dividends paid to preferred shareholders	(1.7)	—	—	—	(1.7)

Net cash provided (required) by financing activities	357.7	(10.3)	170.2	—	517.6

Net increase (decrease) in cash and cash equivalents	172.3	(0.1)	3.3	—	175.5
Cash and cash equivalents at beginning of period	110.8	0.3	24.9	—	136.0

Cash and cash equivalents at end of period	$283.1	$0.2	$28.2	$—	$311.5

Note 21.  Selected Quarterly Financial Data (Unaudited)

	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
	(in millions except per share data)

Year ended December 31, 2008:
Revenues	$898.9	$945.5	$1,154.6	$883.8
Operating profit	126.2	150.0	163.0	109.8
Income from continuing operations	65.6	85.6	91.5	44.6
Loss (income) from discontinued operations, net of provision (benefit) for income taxes of $(0.1), $–, $(0.1), and $0.2	(0.3)	—	(1.4)	0.2
Net income	65.3	85.6	90.1	44.8
Net income per common share:
Basic:
Continuing operations	$0.83	$1.09	$1.16	$0.58
Discontinued operations	0.00	0.00	(0.02)	0.00

	$0.83	$1.09	$1.14	$0.58

Diluted:
Continuing operations	$0.81	$1.06	$1.14	$0.58
Discontinued operations	0.00	0.00	(0.02)	0.00

	$0.81	$1.06	$1.12	$0.58

	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
	(in millions except per share data)

Year ended December 31, 2007:
Revenues	$828.5	$892.6	$1,008.4	$1,103.3
Operating profit	108.7	111.1	146.9	146.1
Income from continuing operations	59.1	69.0	87.2	78.5
Loss from discontinued operations, net of provision (benefit) for income taxes of $–, $(0.1), $(0.1), and $–	—	(0.3)	(0.2)	(0.2)
Net income	59.1	68.7	87.0	78.3
Net income per common share:
Basic:
Continuing operations	$0.76	$0.87	$1.10	$0.99
Discontinued operations	0.00	0.00	0.00	0.00

	$0.76	$0.87	$1.10	$0.99

Diluted:
Continuing operations	$0.74	$0.85	$1.08	$0.97
Discontinued operations	0.00	0.00	0.00	0.00

	$0.74	$0.85	$1.08	$0.97

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance, as opposed to absolute assurance, of achieving their internal control objectives.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2008, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young LLP’s attestation report on effectiveness of the Company’s internal control over financial reporting is included herein.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding the directors of the Company is incorporated by reference to the information set forth under the caption “Election of Directors” in the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”). Information relating to the executive officers of the Company is set forth in Part I of this report under the caption “Executive Officers of the Company.” Information relating to the Board of Directors’ determinations concerning whether at least one of the members of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407 (d)(5) of Regulation S-K is incorporated by reference to the information set forth under the caption “Corporate Governance” in the Company’s 2009 Proxy Statement. Information regarding the Company’s Audit Committee is incorporated by reference to the information set forth under the caption “Corporate Governance” in the Company’s 2009 Proxy Statement. Information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference to the information set forth under the caption “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2009 Proxy Statement.

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

Information regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the caption “Executive Compensation” in the Company’s 2009 Proxy Statement. Information concerning compensation committee interlocks and insider participation is incorporated by reference to the information set forth under the caption “Corporate Governance — Compensation Committee Interlocks and Insider Participation” in the Company’s 2009 Proxy Statement. Information about the compensation committee report is incorporated by reference to the information set forth under the caption “Executive Compensation — Human Resources Committee Report” in the Company’s 2009 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company’s 2009 Proxy Statement, under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The following table sets forth information about Trinity common stock that may be issued under all of Trinity’s existing equity compensation plans as of December 31, 2008.

Equity Compensation Plan Information

	(a)		(b)		(c)
					Number of Securities
	Number of Securities				Remaining Available for
	to be Issued		Weighted-Average		Future Issuance under
	Upon Exercise of		Exercise Price of		Equity Compensation
	Outstanding Options,		Outstanding Options,		Plans (Excluding Securities
	Warrants and Rights		Warrants and Rights		Reflected in Column (a))

Plan Category
Equity compensation plans approved by security holders:
Stock Options	1,310,593
Restricted stock units	102,139

	1,412,732		$15.35	(1)	1,823,085
Equity compensation plans not approved by security holders	—	(2)	—		—

Total	1,412,732		$15.35		1,823,085

(1)	Includes 102,139 shares of common stock issuable upon the vesting and conversion of restricted stock units. The restricted stock units do not have an exercise price.

(2)	Excludes information regarding the Trinity Deferred Plan for Director Fees. This plan permits the deferral of the payment of the annual retainer fee and board and committee meeting fees. At the election of the participant, the deferred fees may be converted into phantom stock units with a fair market value equal to the value of the fees deferred, and such phantom stock units are credited to the director’s account (along with the amount of any dividends or stock distributions). At the time a participant ceases to be a director, cash will be distributed to the participant. At December 31, 2008, 46,535 phantom stock units were credited to the accounts of participants. Also excludes information regarding the Trinity Industries Supplemental Profit Sharing Plan (“Supplemental Plan”) for certain of its highly compensated employees. Information about the Supplemental Plan is incorporated herein by reference from the Company’s 2009 Proxy Statement, under the caption “Executive Compensation — Post-Employment Benefits.” At December 31, 2008, 48,343 stock units were credited to the accounts of participants under the Supplemental Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related person transactions is incorporated by reference to the information set forth under the captions “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Transactions with Related Persons” in the Company’s 2009 Proxy Statement. Information regarding the independence of directors is incorporated by reference to the information set forth under the captions “Corporate Governance — Independence of Directors” in the Company’s 2009 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the captions “Fees of Independent Registered Public Accounting Firm for Fiscal Years 2008 and 2007” in the Company’s 2009 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements.

See Item 8.

(2) Financial Statement Schedule.

For the years ended December 31, 2008, 2007, and 2006.

II — Allowance for Doubtful Accounts

(3) Exhibits.

See Index to Exhibits for a listing of Exhibits which are filed herewith or incorporated herein by reference to the location indicated.

EXHIBIT 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Post-Effective Amendment No. 3 to the Registration Statement (Form S-8, No. 2-64813), Post-Effective Amendment No. 1 to the Registration Statement (Form S-8, No. 33-10937), Registration Statement (Form S-8, No. 33-35514), Registration Statement (Form S-8, No. 33-73026), Registration Statement (Form S-8, No. 333-77735), Registration Statement (Form S-8, No. 333-91067), Registration Statement (Form S-8, No. 333-85588), Registration Statement (Form S-8, No. 333-85590), Registration Statement (Form S-8, No. 333-114854), Registration Statement (Form S-8, No. 333-115376), and Registration Statement (Form S-3, No. 333-134596) of Trinity Industries, Inc. and Subsidiaries and in the related Prospectuses of our reports dated February 18, 2009 with respect to the consolidated financial statements and schedule of Trinity Industries, Inc. and Subsidiaries and the effectiveness of internal control over financial reporting of Trinity Industries, Inc. and Subsidiaries included in this Annual Report (Form 10-K) for the year ended December 31, 2008.

/s/ Ernst & Young LLP

Dallas, Texas
February 18, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
  Trinity Industries, Inc.

We have audited the consolidated financial statements of Trinity Industries, Inc. and Subsidiaries as of December 31, 2008, and for each of the three years in the period ended December 31, 2008 and have issued our report thereon dated February 18, 2009. Our audits also included the financial statement schedule of Trinity Industries, Inc. and Subsidiaries listed in Item 15. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Dallas, Texas
February 18, 2009

SCHEDULE II

Trinity Industries, Inc. and Subsidiaries

Allowance For Doubtful Accounts
Years Ended December 31, 2008, 2007, and 2006
(in millions)

		Additions
	Balance at	Charged to	Accounts	Balance
	Beginning	Costs and	Charged	at End of
	of Period	Expenses	Off	Period

Year Ended December 31, 2008	$4.0	$3.3	$0.5	$6.8

Year Ended December 31, 2007	$3.8	$1.8	$1.6	$4.0

Year Ended December 31, 2006	$4.9	$0.6	$1.7	$3.8

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.
Registrant

By	/s/ William A. McWhirter II
William A. McWhirter II
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors:

/s/  John L. Adams
John L. Adams
Director
Dated: February 19, 2009

/s/  Rhys J. Best
Rhys J. Best
Director
Dated: February 19, 2009

/s/  David W. Biegler
David W. Biegler
Director
Dated: February 19, 2009

/s/  Leldon E. Echols
Leldon E. Echols
Director
Dated: February 19, 2009

/s/  Ronald J. Gafford
Ronald J. Gafford
Director
Dated: February 19, 2009

/s/  Ronald W. Haddock
Ronald W. Haddock
Director
Dated: February 19, 2009

/s/  Jess T. Hay
Jess T. Hay
Director
Dated: February 19, 2009

/s/  Adrián Lajous
Adrián Lajous
Director
Dated: February 19, 2009

/s/  Diana S. Natalicio
Diana S. Natalicio
Director
Dated: February 19, 2009

Principal Executive Officer:

/s/  Timothy R. Wallace
Timothy R. Wallace
Chairman, President, Chief Executive Officer, and Director
Dated: February 19, 2009

Principal Financial Officer:

/s/  William A. McWhirter II
William A. McWhirter II
Senior Vice President and Chief Financial Officer
Dated: February 19, 2009

Principal Accounting Officer:

/s/  Charles Michel
Charles Michel
Vice President, Controller, and Chief Accounting Officer
Dated: February 19, 2009

Trinity Industries, Inc.

Index to Exhibits
(Item 15(b))

NO.		DESCRIPTION

(3.1)		Certificate of Incorporation of Trinity Industries, Inc., as amended May 23, 2007 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).
(3.2)		By-Laws of Trinity Industries, Inc., as amended December 13, 2007 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(3.3)		Certificate of Incorporation of Transit Mix Concrete & Materials Company, as amended (incorporated by reference to Exhibit 3.3 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.4)		By-Laws of Transit Mix Concrete & Materials Company (incorporated by reference to Exhibit 3.4 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.5)		Certificate of Incorporation of Trinity Industries Leasing Company (incorporated by reference to Exhibit 3.5 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.6)		By-Laws of Trinity Industries Leasing Company (incorporated by reference to Exhibit 3.6 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.7)		Certificate of Incorporation of Trinity Marine Products, Inc., as amended (incorporated by reference to Exhibit 3.7 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.8)		By-Laws of Trinity Marine Products, Inc. (incorporated by reference to Exhibit 3.8 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.9)		Certificate of Formation of Trinity Rail Group, LLC (incorporated by reference to Exhibit 3.9 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.10)		Limited Liability Company Agreement of Trinity Rail Group, LLC (incorporated by reference to Exhibit 3.10 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.11)		Certificate of Incorporation of Trinity North American Freight Car, Inc. (formerly Thrall Trinity Freight Car, Inc. and Trinity North American Rail Car, Inc.) (incorporated by reference to Exhibit 3.11 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(3.12)		By-Laws of Trinity North American Freight Car, Inc. (formerly Thrall Trinity Freight Car, Inc. and Trinity North American Rail Car, Inc.) (incorporated by reference to Exhibit 3.12 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(3.13)		Certificate of Incorporation of Trinity Tank Car, Inc. (incorporated by reference to Exhibit 3.13 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.14)		By-Laws of Trinity Tank Car, Inc. (incorporated by reference to Exhibit 3.14 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.15)		Certificate of Formation of Trinity Parts & Components, LLC (formerly Trinity Rail Components & Repair, Inc.) (incorporated by reference to Exhibit 3.15 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(3.16)		Limited Liability Company Agreement of Trinity Parts & Components, LLC. (incorporated by reference to Exhibit 3.16 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(4.01)		Indenture, dated June 7, 2006, between Trinity Industries, Inc. and Wells Fargo Bank, National Association, as trustee (including the Form of 3 7/8% Convertible Subordinated Note due 2036 as an exhibit thereto) (incorporated by reference to Exhibit 4.01 to our Form 8-K filed June 7, 2006).
(4	.01.1)	Officers’ Certificate of Trinity Industries, Inc. pursuant to the Indenture dated June 7, 2006, relating to the Company’s 3 7/8% Convertible Subordinated Notes due 2036 (incorporated by reference to Exhibit 4.01.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).
(4.1)		Specimen Common Stock Certificate of Trinity Industries, Inc. (incorporated by reference to Exhibit 4.1 of Registration Statement No. 333-117526 filed July 21, 2004).
(4.2)		Rights Agreement dated March 11, 1999 (incorporated by reference to our Form 8-A filed April 2, 1999).

NO.		DESCRIPTION

(4	.2.1)	Amendment No. 1 to the Rights Agreement dated as of August 12, 2001, amending the Rights Agreement dated as of March 11, 1999 by and between Trinity Industries, Inc. and the Bank of New York, as Rights Agent (incorporated by reference to Exhibit 2 to our Form 8-A/A filed August 22, 2001).
(4	.2.2)	Amendment No. 2 to the Rights Agreement dated as of October 26, 2001, amending the Rights Agreement dated as of March 11, 1999 by and between Trinity Industries, Inc. and the Bank of New York, as Rights Agent, as amended by Amendment No. 1 to the Rights Agreement dated August 13, 2001 (incorporated by reference to Exhibit 4 to our Form 8-A/A filed October 31, 2001).
(4	.2.3)	Amendment No. 3 to the Rights Agreement dated as of August 28, 2003, amending the Rights Agreement dated as of March 11, 1999 by and between Trinity Industries and the Bank of New York, as Rights Agent, as amended by Amendment No. 1 to the Rights Agreement dated August 13, 2001 and Amendment No. 2 to the Rights Agreement dated October 26, 2001 (incorporated by reference to Exhibit 4 to our Form 8-A/A filed May 19, 2005).
(4	.2.4)	Amendment No. 4 to the Rights Agreement dated as of May 19, 2005, amending the Rights Agreement dated as of March 11, 1999 by and between Trinity Industries and the Bank of New York, as Rights Agent, as amended by Amendment No. 1 to the Rights Agreement dated August 13, 2001, Amendment No. 2 to the Rights Agreement dated October 26, 2001, and Amendment No. 3 to the Rights Agreement dated as of August 28, 2003 (incorporated by reference to Exhibit 5 to our Form 8-A/A filed May 19, 2005).
(4	.2.5)	Agreement of Substitution and Amendment of Common Shares Rights Agreement dated March 6, 2006 (incorporated by reference to Exhibit 4.2.5 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).
(4	.2.6)	Certificate of Adjustment to the Rights Agreement dated March 11, 1999 (incorporated by reference to Exhibit 4.2.6 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).
(4.4)		Pass Through Trust Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(4	.4.1)	Trust Indenture and Security Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(4	.4.2)	Trust Indenture and Security Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(4	.4.3)	Trust Indenture and Security Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4.3 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(4.6)		Indenture dated as of March 10, 2004 by and between Trinity Industries, Inc., certain subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.6 of Registration Statement No. 333-117526 filed July 21, 2004).
(4.7)		Form of 6 1/2% Senior Note due 2014 of Trinity Industries, Inc. (incorporated by reference to Exhibit 4.7 of Registration Statement No. 333-117526 filed July 21, 2004).
(10	.1.1)	Form of Amended and Restated Executive Severance Agreement dated September 9, 2008 entered into between Trinity Industries, Inc. and the Chief Executive Officer, and each of the three Senior Vice Presidents (incorporated by reference to Exhibit 10.1.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).*
(10	.1.2)	Form of Amended and Restated Executive Severance Agreement dated September 9, 2008, entered into between Trinity Industries, Inc. and certain executive officers and certain other subsidiary and divisional officers of Trinity Industries, Inc. (filed herewith).*
(10.2)		Trinity Industries, Inc. Directors’ Retirement Plan, as amended September 10, 1998 (incorporated by reference to Exhibit 10.2 of Registration Statement No. 333-117526 filed July 21, 2004).*

NO.		DESCRIPTION

(10	.2.1)	Amendment No. 2 to the Trinity Industries, Inc. Directors’ Retirement Plan (incorporated by reference to Exhibit 10.2.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005).*
(10	.2.2)	Amendment No. 3 to the Trinity Industries, Inc. Directors’ Retirement Plan (incorporated by reference to Exhibit 10.2.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2005).*
(10.3)		1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 4.1 of Registration Statement No. 33-73026 filed December 15, 1993).*
(10	.3.1)	Amendment No. 1 to the 1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3.1 to our Annual Report on Form 10-K for the annual period December 31, 2005).*
(10	.3.2)	Amendment No. 2 to the 1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3.2 to our Annual Report on Form 10-K for the annual period December 31, 2005).*
(10	.3.3)	Amendment No. 3 to the 1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3.3 to our Annual Report on Form 10-K for the annual period ended December 31, 2005).*
(10	.3.4)	Amendment No. 4 to the 1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3.4 to our Annual Report on Form 10-K for the annual period ended December 31, 2005).*
(10	.3.5)	Amendment No. 5 to the 1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3.5 to our Annual Report on Form 10-K for the annual period ended December 31, 2005).*
(10.5)		Supplemental Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as restated effective January 1, 2005 (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).*
(10.6)		Trinity Industries, Inc. Supplemental Profit Sharing and Deferred Director Fee Trust dated March 31, 1999 (incorporated by reference to Exhibit 10.7 of Registration Statement No. 333-117526 filed July 21, 2004).*
(10	.6.1)	Amendment No. 1 to the Trinity Industries, Inc. Supplemental Profit Sharing and Deferred Director Fee Trust dated December 27, 2000 (incorporated by reference to Exhibit 10.7.1 of Registration Statement No. 333-117526 filed July 21, 2004).*
(10.7)		Supplemental Retirement Plan as Amended and Restated effective January 1, 2009 (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).*
(10	.7.1)	Amendment No. 1 to the Supplemental Retirement Plan as Amended and Restated effective January 1, 2009 (incorporated by reference to Exhibit 10.7.1 to our Form 8-K filed February 17, 2009).*
(10.8)		Trinity Industries, Inc. Deferred Plan for Director Fees, as amended (incorporated by reference to Exhibit 10.9 of Registration Statement No. 333-117526 filed July 21, 2004).*
(10	.8.1)	Amendment to Trinity Industries, Inc. Deferred Plan for Director Fees dated December 7, 2005 (incorporated by reference to Exhibit 10.8.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2005).*
(10	.8.2)	Trinity Industries, Inc. 2005 Deferred Plan for Director Fees (incorporated by reference to Exhibit 10.8.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2005).*
(10.9)		Deferred Compensation Trust of Trinity Industries, Inc. and Certain Affiliates effective January 1, 2002 (incorporated by reference to Exhibit 10.10 of Registration Statement No. 333-117526 filed July 21, 2004).*
(10.10)		Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to Exhibit 4.2 of Registration Statement No. 333-77735 filed May 4, 1999).*
(10	.10.1)	Amendment No. 1 to the Trinity Industries, Inc. 1998 Stock Option Plan and Incentive Plan (incorporated by reference to Exhibit 10.12.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2001).*
(10	.10.2)	Amendment No. 2 to the Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.12.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001).*
(10	.10.3)	Amendment No. 3 to the Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.10.3 to our Annual Report on Form 10-K for the annual period ended December 31, 2005).*

NO.		DESCRIPTION

(10	.10.4)	Amendment No. 4 to the Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.10.4 to our Annual Report on Form 10-K for the annual period ended December 31, 2005).*
(10.11)		Trinity Industries, Inc. 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Form S-8 Registration Statement No. 333-115376 filed by Trinity Industries, Inc. on May 11, 2004).*
(10	.11.1)	Form of Notice of Grant of Stock Options and Non-Qualified Option Agreement with Non-Qualified Stock Option Terms and Conditions as of September 8, 2004 (incorporated by reference to Exhibit 10.11.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2004).*
(10	.11.1.1)	Non-Qualified Stock Option Terms and Conditions as of December 6, 2005 (incorporated by reference to Exhibit 10.11.1.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2005).*
(10	.11.1.2)	Form of Notice of Grant of Stock Options and Non-Qualified Option Agreement with Non-Qualified Stock Option Terms and Conditions as of December 9, 2008 (filed herewith).*
(10	.11.2)	Form of Notice of Grant of Stock Options and Incentive Stock Option Agreement with Incentive Stock Option Terms and Conditions as of September 8, 2004 (incorporated by reference to Exhibit 10.11.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2004).*
(10	.11.2.1)	Incentive Stock Option Terms and Conditions as of December 6, 2005 (incorporated by reference to Exhibit 10.11.2.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2005).*
(10	.11.2.2)	Form of Notice of Grant of Stock Options and Incentive Stock Option Agreement with Incentive Stock Option Terms and Conditions as of December 9, 2008 (filed herewith).*
(10	.11.3)	Form of Restricted Stock Grant Agreement for grants issued prior to 2008 (incorporated by reference to Exhibit 10.11.3 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).*
(10	.11.3.1)	Form of Restricted Stock Grant Agreement for grants issued commencing 2008 (incorporated by reference to Exhibit 10.11.3 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).*
(10	.11.4)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.11.4 to our Annual Report on Form 10-K for the annual period ended December 31, 2004).*
(10	.11.5)	Form of Restricted Stock Unit Agreement for Non-Employee Directors for grants issued prior to 2008 (incorporated by reference to Exhibit 10.11.5 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).*
(10	.11.5.1)	Form of Restricted Stock Unit Agreement for Non-Employee Directors for grants issued commencing 2008 (incorporated by reference to Exhibit 10.11.5 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).*
(10	.11.6)	Amendment No. 2 to the Trinity Industries, Inc. 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.11.6 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008).*
(10.12)		Supplemental Retirement and Director Retirement Trust of Trinity Industries, Inc. (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004).*
(10.13)		Form of 2008 Deferred Compensation Plan and Agreement as amended and restated entered into between Trinity Industries, Inc. and certain officers of Trinity Industries, Inc. or its subsidiaries (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).*
(10.14)		Trinity Industries, Inc. Short-Term Management Incentive Plan (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).*
(10.15)		Equipment Lease Agreement (TRL 1 2001-1A) dated as of May 17, 2001 between TRLI-1A Railcar Statutory Trust, lesser, and Trinity Rail Leasing I L.P., lessee (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).

NO.		DESCRIPTION

(10	.15.1)	Participation Agreement (TRL 1 2001-1A) dated as of May 17, 2001 among Trinity Rail Leasing I L.P., lessee, et. al. (incorporated by reference to Exhibit 10.15.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10	.15.2)	Equipment Lease Agreement (TRL 1 2001-1B) dated as of July 12, 2001 between TRL 1 2001-1B Railcar Statutory Trust, lessor, and Trinity Rail Leasing I L.P., lessee (incorporated by reference to Exhibit 10.15.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10	.15.3)	Participation Agreement (TRL 1 2001-1B) dated as of May 17, 2001 among Trinity Rail Leasing I L.P., lessee, et. al. (incorporated by reference to Exhibit 10.15.3 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10	.15.4)	Equipment Lease Agreement (TRL 1 2001-1C) dated as of December 28, 2001 between TRL 1 2001-1C Railcar Statutory Trust, lessor, and Trinity Rail Leasing 1 L.P., lessee (incorporated by reference to Exhibit 10.15.4 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10	.15.5)	Participation Agreement (TRL 1 2001-1C) dated as of December 28, 2001 among Trinity Rail Leasing 1 L.P., lessee, et. al. (incorporated by reference to Exhibit 10.15.5 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.16)		Equipment Lease Agreement (TRL III 2003-1A) dated as of November 12, 2003 between TRL III-1A Railcar Statutory Trust, lessor, and Trinity Rail Leasing III L.P., lessee (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10	.16.1)	Participation Agreement (TRL III 2003-1A) dated as of November 12, 2003 between TRL III-1A among Trinity Rail Leasing III L.P., lessee, et. al. (incorporated by reference to Exhibit 10.16.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10	.16.2)	Equipment Lease Agreement (TRL III 2003-1B) dated as of November 12, 2003 between TRL III-1B Railcar Statutory Trust, lessor, and Trinity Rail Leasing III L.P., lessee, (incorporated by reference to Exhibit 10.16.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10	.16.3)	Participation Agreement (TRL III 2003-1B) dated as of November 12, 2003 between TRL III-1B among Trinity Rail Leasing III L.P., lessee, et. al. (incorporated by reference to Exhibit 10.16.3 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10	.16.4)	Equipment Lease Agreement (TRL III 2003-1C) dated as of November 12, 2003 between TRL III-1C Railcar Statutory Trust, lessor, and Trinity Rail Leasing III L.P., lessee (incorporated by reference to Exhibit 10.16.4 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10	.16.5)	Participation Agreement (TRL III 2003-1C) dated as of November 12, 2003 between TRL III-1C among Trinity Rail Leasing III L.P., lessee, et. al. (incorporated by reference to Exhibit 10.16.5 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.17)		Equipment Lease Agreement (TRL IV 2004-1A) between TRL IV 2004-1A Statutory Trust, lessor, and Trinity Rail Leasing IV L.P., lessee (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10	.17.1)	Participation Agreement (TRL IV 2004-1A) among Trinity Rail Leasing IV, L.P., lessee, et. al (incorporated by reference to Exhibit 10.17.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.18)		Amended and Restated Credit Agreement dated as of March 10, 2004 among Trinity Industries, Inc, as Borrower, JP Morgan Chase Bank, individually as a Lender and Issuing Bank and as Administrative Agent, and Dresdner Bank AG, New York and Grand Cayman Branches and The Royal Bank of Scotland plc., each individually as a Lender and collectively as Syndication Agents, and certain other Lenders party thereto from time to time (incorporated by reference to Exhibit 10.18 of Registration Statement No. 333-117526 filed July 21, 2004).
(10	.18.1)	Second Amended and Restated Credit Agreement dated as of April 20, 2005 among Trinity Industries, Inc, as Borrower, JP Morgan Chase Bank, N.A., individually and as Issuing Bank and Administrative Agent, The Royal Bank of Scotland plc, Wachovia Bank, N.A., and Bank of America, N.A., each individually and as Syndication Agents, Dresdner Bank AG, Individually and as Documentation Agent, and certain other Lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the period ended June 30, 2005).

NO.		DESCRIPTION

(10	.18.2)	First Amendment to the Second Amended and Restated Credit Agreement dated June 9, 2006, amending the Second Amended and Restated Credit Agreement dated April 20, 2005 (incorporated by reference to Exhibit 10.18.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).
(10	.18.3)	Second Amendment to the Second Amended and Restated Credit Agreement dated June 21, 2006, amending the Second Amended and Restated Credit Agreement dated April 20, 2005 (incorporated by reference to Exhibit 10.18.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).
(10	.18.4)	Third Amendment to the Second Amended and Restated Credit Agreement dated June 22, 2007, amending the Second Amended and Restated Credit Agreement dated April 20, 2005 (incorporated by reference to Exhibit 10.18.4 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).
(10	.18.5)	Fourth Amendment to the Second Amended and Restated Credit Agreement dated October 19, 2007, amending the Second Amended and Restated Credit Agreement dated April 20, 2005 (incorporated by reference to Exhibit 10.18.5 to our Form 8-K filed on October 19, 2007).
(10	.18.6)	Fifth Amendment to the Second Amended and Restated Credit Agreement dated February 9, 2009, amending the Second Amended and Restated Credit Agreement dated April 20, 2005 (filed herewith).
(10.19)		Amended and Restated Warehouse Loan Agreement, dated as of August 7, 2007, amending and restating the Warehouse Loan Agreement dated June 27, 2002 among Trinity Industries Leasing Company, Trinity Rail Leasing Trust II, the Borrower, Credit Suisse, New York Branch, as Agent, Wilmington Trust Company, as Collateral Agent and Depository, and the Lenders party thereto from time to time (incorporated by reference to Exhibit 10.19.13 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).
(10	.19.1)	Amendment No. 1 to the Amended and Restated Warehouse Loan Agreement, dated February 13, 2008, amending the Amended and Restated Warehouse Loan Agreement dated August 7, 2007. (incorporated by reference to Exhibit 10.19.1 to our Form 8-K filed on February 14, 2008).
(10.20)		Term Loan Agreement dated as of May 9, 2008 among Trinity Rail Leasing VI LLC, the Committed Lenders and the Conduit Lenders From Time to Time Party Hereto, DVB Bank AG, as Agent, and Wilmington Trust Company; as Collateral and Depositary (incorporated by reference to Exhibit 10.20 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008).
(10	.20.1)	Purchase and Sale Agreement (TILC) dated as of May 9, 2008 among Trinity Industries Leasing Company, as Seller and Trinity Rail Leasing VI LLC, as Buyer (incorporated by reference to Exhibit 10.20.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008).
(10	.20.2)	Purchase and Sale Agreement (TRLT-II) dated as of May 9, 2008 among Trinity Rail Leasing Trust II, as Seller, Trinity Rail Leasing VI LLC, as Buyer and Trinity Industries Leasing Company (incorporated by reference to Exhibit 10.20.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008).
(10.23)		Retirement Transition Agreement between the Company and Jim S. Ivy (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the annual period ended December 31, 2004).*
(10.24)		Retirement Transition Agreement between the Company and John L. Adams (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the annual period ended December 31, 2004).*
(10.25)		Perquisite Plan beginning January 1, 2004 in which the Company’s Executive Officers participate (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the annual period ended December 31, 2004).*
(10.26)		Purchase and Contribution Agreement, dated May 18, 2006, among Trinity Industries Leasing Company, Trinity Leasing Trust II, and Trinity Rail Leasing V L.P. (incorporated by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).
(10	.26.1)	Master Indenture dated May 18, 2006, between Trinity Rail Leasing V L.P. and Wilmington Trust Company, as indenture trustee (incorporated by reference to Exhibit 10.26.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).
(10.27)		Board Compensation Summary Sheet (incorporated by reference to Exhibit 10.27 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).*

NO.	DESCRIPTION

(10.28)	Retirement Transition Agreement between Trinity North American Freight Car, Inc. and Martin Graham (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).*
(12)	Computation of Ratio of Earnings to Fixed Charges (filed herewith).
(21)	Listing of subsidiaries of Trinity Industries, Inc. (filed herewith).
(23)	Consent of Ernst & Young LLP (contained on page 79 of this document and filed herewith).
(31.1)	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
(31.2)	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
(32.1)	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32.2)	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*	Management contracts and compensatory plan arrangements.