Form 10-Q
period 2009-03-31
TRINITY INDUSTRIES INC
filed 2009-04-30
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________.
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
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑.
     At April 24, 2009 there were 78,592,859 shares of the Registrant’s common stock outstanding.

TRINITY INDUSTRIES, INC.
FORM 10-Q
The Consolidated Balance Sheet as of December 31, 2008 and the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows for the three months ended March 31, 2008 have been adjusted due to the adoption of new accounting pronouncements. See Notes 8 and 14 to the Consolidated Financial Statements for an explanation of the effects of these pronouncements.

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
		(adjusted — see
		Notes 8 and 14)
	(in millions, except per share amounts)

Revenues	$793.5	$898.9
Operating costs:
Cost of revenues	661.3	716.5
Selling, engineering, and administrative expenses	48.9	56.2

	710.2	772.7

Operating profit	83.3	126.2

Other (income) expense:
Interest income	(0.3)	(2.3)
Interest expense	29.0	23.2
Other, net	(0.6)	(1.1)

	28.1	19.8

Income from continuing operations before income taxes	55.2	106.4

Provision for income taxes	21.2	42.3

Income from continuing operations	34.0	64.1

Discontinued operations:
Loss from discontinued operations, net of benefit for income taxes of $0.0 and $0.1	(0.1)	(0.3)

Net income	$33.9	$63.8

Net income per common share:
Basic:
Continuing operations	$0.43	$0.79
Discontinued operations	—	—

	$0.43	$0.79

Diluted:
Continuing operations	$0.43	$0.78
Discontinued operations	—	—

	$0.43	$0.78

Weighted average number of shares outstanding:
Basic	76.6	78.9
Diluted	76.6	79.3

Dividends declared per common share	$0.08	$0.07
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(unaudited)	(adjusted —
		see Note 8)
	(in millions)
Assets
Cash and cash equivalents	$170.4	$161.8

Receivables, net of allowance	205.8	251.3

Income tax receivable	91.7	98.7

Inventories:
Raw materials and supplies	265.9	353.0
Work in process	93.3	111.2
Finished goods	199.9	147.6

	559.1	611.8

Property, plant, and equipment, at cost	3,848.0	3,843.5
Less accumulated depreciation	(900.3)	(852.9)

	2,947.7	2,990.6

Goodwill	504.0	504.0

Assets held for sale and discontinued operations	0.4	0.5

Other assets	290.5	293.4

	$4,769.6	$4,912.1

Liabilities and Stockholders’ Equity
Accounts payable and accrued liabilities	$529.0	$699.4

Debt:
Recourse	538.3	584.4
Non-recourse, net of unamortized discount of $128.8 and $131.2 at March 31, 2009 and December 31, 2008, respectively	1,177.7	1,190.3

	1,716.0	1,774.7

Deferred income	77.9	71.8
Deferred income taxes	414.5	388.3
Liabilities held for sale and discontinued operations	0.9	0.9
Other liabilities	65.4	64.7

	2,803.7	2,999.8

Stockholders’ equity:
Preferred stock — 1.5 shares authorized and unissued	—	—
Common stock — 200.0 shares authorized	81.7	81.7
Capital in excess of par value	614.3	612.7
Retained earnings	1,454.5	1,427.0
Accumulated other comprehensive loss	(129.9)	(161.3)
Treasury stock	(54.7)	(47.8)

	1,965.9	1,912.3

	$4,769.6	$4,912.1

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2009	2008
		(adjusted —
		See Note 8)
	(in millions)
Operating activities:
Net income	$33.9	$63.8
Adjustments to reconcile net income to net cash provided by continuing operating activities:
Loss from discontinued operations	0.1	0.3
Depreciation and amortization	40.3	31.8
Stock-based compensation expense	3.9	5.0
Provision for deferred income taxes	8.4	32.4
Gain on disposition of property, plant, equipment, and other assets	(2.6)	(0.1)
Other	(14.7)	(6.3)
Changes in assets and liabilities:
(Increase) decrease in receivables	45.5	13.0
(Increase) decrease in inventories	52.7	(64.1)
(Increase) decrease in other assets	4.6	—
Increase (decrease) in accounts payable and accrued liabilities	(119.9)	(21.6)
Increase (decrease) in other liabilities	(0.6)	(15.2)

Net cash provided by operating activities	51.6	39.0

Investing activities:
Proceeds from sales of railcars from our lease fleet	136.7	49.7
Proceeds from sales of railcars from our lease fleet — sale and leaseback	34.8	—
Proceeds from disposition of property, plant, equipment, and other assets	3.0	0.2
Capital expenditures — lease subsidiary	(112.0)	(190.2)
Capital expenditures — manufacturing and other	(19.0)	(26.9)

Net cash provided (required) by investing activities	43.5	(167.2)

Financing activities:
Payments to retire debt	(73.9)	(44.3)
Proceeds from issuance of debt	—	100.5
Stock repurchases	(6.3)	(12.2)
Dividends paid to common shareholders	(6.3)	(5.7)

Net cash (required) provided by financing activities	(86.5)	38.3

Net increase (decrease) in cash and cash equivalents	8.6	(89.9)
Cash and cash equivalents at beginning of period	161.8	289.6

Cash and cash equivalents at end of period	$170.4	$199.7

Noncash investing and financing activity:
During the three months ended March 31, 2009, the Company acquired $12.9 million of equipment on lease through the assumption of capital lease obligations.
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity

	Common Stock		Capital in		Accumulated
	Shares		Excess		Other		Treasury	Total
(unaudited)	(200.0	$1.00 Par	of Par	Retained	Comprehensive	Treasury	Stock at	Stockholders’
(in millions, except par value)	Authorized)	Value	Value	Earnings	Loss	Shares	Cost	Equity

Balances at December 31, 2008 as originally reported	81.7	$81.7	$519.9	$1,438.7	$(161.3)	(2.3)	$(47.8)	$1,831.2
Cumulative effect of adopting APB 14-1 (see Note 8)	—	—	92.8	(11.7)	—	—	—	81.1

Balances at December 31, 2008 as adjusted	81.7	$81.7	$612.7	$1,427.0	$(161.3)	(2.3)	$(47.8)	$1,912.3
Net income	—	—	—	33.9	—	—	—	33.9
Other comprehensive income:
Change in unrealized loss on derivative financial instruments, net of tax	—	—	—	—	4.5	—	—	4.5
Change in funded status of pension liability, net of tax	—	—	—	—	27.7	—	—	27.7
Other changes, net of tax	—	—	—	—	(0.8)	—	—	(0.8)

Comprehensive net income								65.3
Cash dividends on common stock	—	—	—	(6.3)	—	—	—	(6.3)
Restricted shares issued, net	—	—	1.2	—	—	—	(0.6)	0.6
Shares repurchased	—	—	—	—	—	(0.8)	(6.3)	(6.3)
Stock-based compensation expense	—	—	0.4	—	—	—	—	0.4
Other	—	—	—	(0.1)	—	—	—	(0.1)

Balances at March 31, 2009	81.7	$81.7	$614.3	$1,454.5	$(129.9)	(3.1)	$(54.7)	$1,965.9

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
     The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and subsidiaries (“Trinity”, “Company”, “we”, or “our”). In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of March 31, 2009, the results of operations for the three month periods ended March 31, 2009 and 2008, and cash flows for the three month periods ended March 31, 2009 and 2008 have been made in conformity with generally accepted accounting principles. Because of seasonal and other factors, the results of operations for the three month period ended March 31, 2009 may not be indicative of expected results of operations for the year ending December 31, 2009. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2008. Amounts previously reported have been adjusted as a result of the adoption of accounting pronouncements as explained further under Recent Accounting Pronouncements and Notes 8 and 14.
Stockholders’ Equity
     On December 13, 2007, the Company’s Board of Directors authorized a $200 million common stock repurchase program allowing for repurchases through December 31, 2009. During the three months ended March 31, 2009 and 2008, 813,028 and 471,100 shares were repurchased under this program at a cost of approximately $6.3 million and $12.2 million, respectively. Since the inception of this program through March 31, 2009, the Company has repurchased a total of 3,532,728 shares at a cost of approximately $67.5 million.
Fair Value Accounting
     In September 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. SFAS 157 for financial assets and liabilities was effective for fiscal years beginning after November 15, 2007. The Company adopted this standard as of January 1, 2008, and the impact of the adoption was not significant.
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

     Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of March 31, 2009
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$125.5	$—	$—	$125.5
Restricted assets (1)	122.5	—	—	122.5

Total assets	$248.0	$—	$—	$248.0

Liabilities:
Fuel derivative instruments (2)	$—	$0.9	$—	$0.9
Interest rate hedges (2)	—	55.2	—	55.2

Total liabilities	$—	$56.1	$—	$56.1

(1)	Restricted assets are included in Other assets on the Consolidated Balance Sheet and are comprised of cash equivalents.

(2)	Fuel derivative instruments and interest rate hedges are included in Other liabilities on the Consolidated Balance Sheet.
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” and SFAS No. 160, “Accounting and Reporting Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51.” These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements. Both standards were effective for fiscal years beginning after December 15, 2008 and are applicable only to transactions occurring after the effective date. The Company adopted this standard as of January 1, 2009; however, for the three months ended March 31, 2009, the Company did not enter into any transactions for which these standards would be applicable.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedge items are accounted for under SFAS No.133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.
     SFAS 161 is intended to enhance the current disclosure framework in SFAS 133 and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements.
     The provisions of SFAS 161 were effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted this standard as of January 1, 2009, and the impact of the adoption was not significant. See Note 5 for required disclosures.
     In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement) (“APB 14-1”). APB 14-1 requires that issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The effective date of APB 14-1 is for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and does not permit earlier application. The Company adopted the provisions of APB 14-1 as of January 1, 2009. See Note 8 for a further explanation of the effects of implementing this pronouncement as it applies to our Convertible Subordinated Notes.
          In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 applies to the calculation of earnings per share for share-based payment awards with nonforfeitable rights to dividends or dividend equivalents under Statement No. 128, Earnings Per Share and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those years. The Company adopted the provisions of FSP EITF 03-6-1 as of January 1, 2009. See Note 14 for a further explanation of the effects of implementing this pronouncement.

Note 2. Segment Information
     The Company reports operating results in five principal business segments: (1) the Rail Group, which manufactures and sells railcars and component parts; (2) the Construction Products Group, which manufactures and sells highway products, concrete and aggregates, and asphalt; (3) the Inland Barge Group, which manufactures and sells barges and related products for inland waterway services; (4) the Energy Equipment Group, which manufactures and sells products for energy related businesses, including tank heads, structural wind towers, and pressure and non-pressure containers for the storage and transportation of liquefied gases and other liquid and dry products; and (5) the Railcar Leasing and Management Services Group, which provides fleet management, maintenance, and leasing services. The category All Other includes our captive insurance and transportation companies; legal, environmental, and upkeep costs associated with non-operating facilities; other peripheral businesses; and the change in market valuation related to ineffective commodity hedges.
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
     The financial information from continuing operations for these segments is shown in the tables below. We operate principally in North America.
Three Months Ended March 31, 2009

				Operating
	Revenues			Profit
	External	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$162.7	$121.2	$283.9	$(5.8)
Construction Products Group	121.0	2.5	123.5	(1.9)
Inland Barge Group	157.0	—	157.0	38.9
Energy Equipment Group	126.7	1.8	128.5	18.3
Railcar Leasing and Management Services Group	222.4	—	222.4	52.7
All Other	3.7	10.7	14.4	(1.4)
Corporate	—	—	—	(7.6)
Eliminations — Lease subsidiary	—	(116.5)	(116.5)	(8.9)
Eliminations — Other	—	(19.7)	(19.7)	(1.0)

Consolidated Total	$793.5	$—	$793.5	$83.3

Three Months Ended March 31, 2008

				Operating
	Revenues			Profit
	External	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$347.7	$220.1	$567.8	$77.2
Construction Products Group	165.0	4.3	169.3	12.2
Inland Barge Group	137.8	—	137.8	26.5
Energy Equipment Group	126.2	3.3	129.5	18.2
Railcar Leasing and Management Services Group	119.8	—	119.8	34.1
All Other	2.4	15.8	18.2	(0.3)
Corporate	—	—	—	(5.4)
Eliminations — Lease subsidiary	—	(216.7)	(216.7)	(31.2)
Eliminations — Other	—	(26.8)	(26.8)	(5.1)

Consolidated Total	$898.9	$—	$898.9	$126.2

Note 3. Railcar Leasing and Management Services Group
     The Railcar Leasing and Management Services Group (“Leasing Group”) provides fleet management, maintenance, and leasing services. Selected combined financial information for the Leasing Group is as follows:

	March 31,	December 31,
	2009	2008
		(as reported)
	(in millions)

Cash	$13.8	$12.7
Leasing equipment:
Machinery and other	37.6	37.0
Equipment on lease	2,929.6	2,973.2

	2,967.2	3,010.2
Accumulated depreciation	(245.9)	(232.7)

	2,721.3	2,777.5

Restricted assets	122.5	120.2
Debt:
Recourse	12.9	61.4
Non-recourse	1,177.7	1,190.3

	Three Months Ended
	March 31,
	2009	2008
	(in millions)

Revenues	$222.4	$119.8
Operating profit	52.7	34.1
     For the three months ended March 31, 2009 and 2008, revenues of $132.1 million and $37.9 million, respectively, and operating profit of $18.6 million and $5.8 million, respectively, were related to sales of railcars from the lease fleet to a company in which Trinity holds an equity investment. See Note 4 Equity Investment.
     The Leasing Group’s interest expense, which is not a component of operating profit and which includes the effects of hedges related to the Leasing Group’s debt, was $18.3 million and $13.0 million for the three months ended March 31, 2009 and 2008, respectively. Rent expense, which is a component of operating profit, was $11.5 million and $11.2 million for the three months ended March 31, 2009 and 2008, respectively.
     Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured by Trinity’s rail subsidiaries and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Leasing Group primarily enters into operating leases. Future contractual minimum rental revenues on leases in each year are as follows:

	Remaining
	nine months
	of 2009	2010	2011	2012	2013	Thereafter	Total
	(in millions)

Future Contractual Minimum Rental Revenues on Leases	$167.4	$205.4	$164.3	$133.0	$103.9	$276.6	$1,050.6
     The Leasing Group’s debt at March 31, 2009 consists of both recourse and non-recourse debt. In February 2009, the Company repaid in full the $61.4 million of recourse debt outstanding at December 31, 2008 while incurring $12.9 million of new recourse debt in the form of capital lease obligations. See Note 8 for the form, maturities, and descriptions of the debt. Leasing Group equipment with a net book value of approximately $1,575.9 million is pledged as collateral for Leasing Group debt. Leasing Group equipment with a net book value of approximately $106.6 million is pledged as collateral against operating lease obligations.

     In prior years, the Leasing Group completed a series of financing transactions whereby railcars were sold to one or more separate independent owner trusts (“Trusts”). The Leasing Group, through newly formed, wholly owned qualified subsidiaries, leased railcars from the Trusts under operating leases with terms of 22 years, and subleased the railcars to independent third party customers under shorter term operating rental agreements. See Note 4 of the December 31, 2008 Consolidated Financial Statements filed on Form 10-K for a detailed explanation of these financing transactions. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future contractual minimum rental revenues related to these leases due to the Leasing Group are as follows:

	Remaining
	nine months
	of 2009	2010	2011	2012	2013	Thereafter	Total
	(in millions)

Future Operating Lease Obligations of Trusts’ Cars	$35.7	$40.7	$41.7	$44.9	$46.1	$475.0	$684.1

Future Contractual Minimum Rental Revenues of Trusts’ Cars	$40.9	$46.8	$38.7	$31.8	$21.4	$68.9	$248.5
Note 4. Equity Investment
     In 2007, the Company and five other equity investors unrelated to the Company or its subsidiaries formed TRIP Rail Holdings LLC (“TRIP Holdings”) for the purpose of providing railcar leasing and management services in North America. TRIP Holdings, through its wholly-owned subsidiary, TRIP Rail Leasing LLC (“TRIP Leasing”) purchases railcars from the Company’s Rail and Leasing Groups funded by capital contributions from TRIP Holdings’ equity investors and third-party debt. The Company agreed to provide 20% of the total of all capital contributions required by TRIP Holdings up to a total commitment of $49.0 million in exchange for 20% of the equity in TRIP Holdings. In June 2008, the Company entered into an agreement with an equity investor of TRIP Holdings potentially requiring Trinity to acquire from the equity investor up to an additional 5% equity ownership in TRIP Holdings. In January 2009, the equity investor exercised the option requiring the Company to acquire an additional 5% equity ownership in TRIP Holdings for approximately $9.0 million. As a result, the Company now owns a 25% equity ownership in TRIP Holdings, increasing the Company’s total commitment by $12.3 million to $61.3 million, of which $51.4 million has been paid. The exercising of this agreement does not change the accounting treatment of TRIP Holdings in the Company’s consolidated financial statements. The Company receives 25% of the distributions made from TRIP Holdings to equity investors and has a 25% interest in the net assets of TRIP Holdings upon a liquidation event. The terms of the Company’s 25% equity investment are identical to the terms of each of the other five equity investors. Railcars purchased from the Company by TRIP Leasing are required to be purchased at prices comparable with the prices of all similar railcars sold by the Company during the same period for new railcars and at prices based on third party appraised values for used railcars. The manager of TRIP Holdings, Trinity Industries Leasing Company (“TILC”), a wholly owned subsidiary of Trinity, may be removed without cause as a result of a majority vote of the non-Company equity members.
     In 2008 and 2007, the Company contributed $14.6 and $21.3 million, respectively, in capital to TRIP Holdings equal to its 20% pro rata share of total capital received during those years by TRIP Holdings from the equity investors of TRIP Holdings. During the three months ended March 31, 2009, Trinity funded $15.5 million pursuant to Trinity’s 25% equity ownership obligation, totaling a $51.4 million investment in TRIP Holdings as of March 31, 2009. Trinity’s remaining equity commitment exposure to TRIP Holdings is $9.9 million through June 2009. The Company also paid $13.8 million in structuring and placement fees to the principal underwriter in conjunction with the formation of TRIP Holdings that are expensed on a pro rata basis as railcars are purchased from the Company. For the three months ended March 31, 2009, $2.6 million of these structuring and placement fees were expensed, leaving a net unamortized balance of $1.5 million as of March 31, 2009. Such expense is treated as sales commissions included in operating costs in the Company’s Consolidated Statements of Operations. As of March 31, 2009, TRIP Leasing had purchased $1,158.0 million of railcars from the Company and has the capacity to purchase an additional $242.0 million. The Company has no obligation to guarantee performance under the debt agreement, guarantee any railcar residual values, shield any parties from losses, or guarantee minimum yields.

Sales of railcars to TRIP Leasing and related gains for the three month periods ended March 31, 2009 and 2008 are as follows:

	Three Months Ended
	March 31,
	2009	2008
	(in millions)
Rail Group:
Sales of railcars to TRIP Leasing	$38.0	$146.0
Gain on sales of railcars to TRIP Leasing	$5.0	$25.6
Deferral of gain on sales of railcars to TRIP Leasing based on Trinity’s equity interest	$1.2	$5.1

TILC:
Sales of railcars to TRIP Leasing	$132.1	$37.9
Recognition of previously deferred gain on sales of railcars to TRIP Leasing	$24.8	$7.2
Deferral of gain on sales of railcars to TRIP Leasing based on Trinity’s equity interest	$6.2	$1.4
     Administrative fees paid to TILC by TRIP for the three month periods ended March 31, 2009 and 2008, were $1.4 million and $1.2 million, respectively.
     See Note 5 of the December 31, 2008 Consolidated Financial Statements filed on Form 10-K for additional information.
Note 5. Derivative Instruments
     We use derivative instruments to mitigate the impact of increases in zinc, natural gas, and diesel fuel prices and interest rates, as well as to convert a portion of our variable-rate debt to fixed-rate debt. Additionally, we use derivative instruments to mitigate the impact of unfavorable fluctuations in foreign currency exchange rates. We also use derivatives to lock in fixed interest rates in anticipation of future debt issuances. Derivative instruments designated as hedges are accounted for as cash flow hedges under SFAS 133, as amended.
     Interest rate hedges
     In anticipation of a future debt issuance, we entered into interest rate swap transactions during the fourth quarter of 2006 and during 2007. These instruments, with a notional amount of $370 million, hedged the interest rate on a portion of a future debt issuance associated with an anticipated railcar leasing transaction, which closed in May 2008. These instruments settled during the second quarter of 2008. The weighted average fixed interest rate under these instruments was 5.34%. These interest rate swaps are accounted for as cash flow hedges with changes in the fair value of the instruments of $24.5 million recorded as a loss in Accumulated Other Comprehensive Loss (“AOCL”) through the date the related debt issuance closed with a principal balance of $572.2 million in May 2008. The balance is being amortized over the term of the related debt. On March 31, 2009, the balance remaining in AOCL was $20.8 million. The effect on interest expense for the three months ended March 31, 2009, was an increase of $1.0 million due to amortization of the AOCL balance. The effect on interest expense for the three months ended March 31, 2008, was an increase of $2.2 million due to the ineffective portion of the hedges primarily associated with hedged interest payments that will not be made. It is expected that $3.9 million in losses will be recognized in earnings during the next twelve months from amortization of the AOCL balance.
     In May 2008, we entered into an interest rate swap transaction which is being used to fix the LIBOR component of the debt issuance which closed in May 2008. The fixed interest rate under this instrument is 4.126%. The amount recorded for this instrument as of March 31, 2009 in the consolidated balance sheet was a liability of $52.3 million, with $51.5 million of expense in AOCL. The effect on interest expense for the three months ended March 31, 2009 was an increase of $5.0 million, which primarily related to the monthly settlement of interest.
     During the fourth quarter of 2008, we entered into interest rate swap transactions, with a notional amount of $200 million, which are being used to counter our exposure to changes in the variable interest rate associated with our warehouse facility. The weighted average fixed interest rate under these instruments at March 31, 2009 was 1.798%. The amount recorded for these instruments as of March 31, 2009 in the consolidated balance sheet was a liability of $2.9 million. The effect on interest expense for the three months ended March 31, 2009 was an increase of $1.1 million, which included the mark to market valuation on the interest rate swap transactions and the monthly settlement of interest.

     During 2005 and 2006, we entered into interest rate swap transactions in anticipation of a future debt issuance. These instruments, with a notional amount of $200 million, fixed the interest rate on a portion of a future debt issuance associated with a railcar leasing transaction in 2006 and settled at maturity in the first quarter of 2006. The weighted average fixed interest rate under these instruments was 4.87%. These interest rate swaps were being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in AOCL through the date the related debt issuance closed in May 2006. The balance is being amortized over the term of the related debt. At March 31, 2009, the balance remaining in AOCL was $3.3 million. The effect of the amortization on interest expense for each of the three month periods ended March 31, 2009 and 2008 was a decrease of $0.1 million.
     Natural gas and diesel fuel
     We continue a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet for these instruments was a liability of $0.9 million as of March 31, 2009 and $0.2 million of income in AOCL. The effect of both derivatives on the consolidated statement of operations for the three month period ended March 31, 2009 was operating expense of $1.8 million including losses of $0.5 million resulting from the mark to market valuation for the three month period ended March 31, 2009. The effect on the consolidated statement of operations for the three month period ended March 31, 2008 was operating income of $1.4 million, including gains of $1.3 million resulting from the mark to market valuation for the three month period ended March 31, 2008.
     Foreign Exchange Hedge
     During the first quarter of 2009, we entered into a foreign exchange hedge to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. This instrument is short term with quarterly maturities and no remaining balance in AOCL. The effect on the consolidated statement of operations for the three months ended March 31, 2009 was expense of $0.2 million included in other, net on the consolidated statement of operations.
     Zinc
     In 2008, we continued a program to mitigate the impact of fluctuations in the price of zinc purchases. The intent of this program was to protect our operating profit from adverse price changes by entering into derivative instruments. These instruments were short term with monthly maturities and no remaining balances in AOCL. The effect on the consolidated statement of operations for the three months ended March 31, 2008 was operating income of $0.5 million. We have not entered into any new zinc derivative instruments in 2009.
Note 6. Property, Plant, and Equipment
     The following table summarizes the components of property, plant, and equipment as of March 31, 2009 and December 31, 2008.

	March 31,	December 31,
	2009	2008
		(as reported)
	(in millions)
Corporate/Manufacturing:
Land	$38.1	$38.1
Buildings and improvements	420.5	401.4
Machinery and other	717.6	685.4
Construction in progress	33.1	50.7

	1,209.3	1,175.6
Less accumulated depreciation	(654.4)	(620.2)

	554.9	555.4

Leasing:
Machinery and other	37.6	37.0
Equipment on lease	2,929.6	2,973.2

	2,967.2	3,010.2
Less accumulated depreciation	(245.9)	(232.7)

	2,721.3	2,777.5

Deferred profit on railcars sold to the Leasing Group	(328.5)	(342.3)

	$2,947.7	$2,990.6

Note 7. Warranties
     The Company provides warranties against workmanship and materials defects ranging from one to five years depending on the product. The warranty costs are estimated using a two step approach. First, an engineering estimate is made for the cost of all claims that have been filed by a customer. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. The Company provides for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assesses the adequacy of the resulting reserves on a quarterly basis. The changes in the accruals for warranties for the three month periods ended March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31,
	2009	2008
	(in millions)
Beginning balance	$25.7	$28.3
Warranty costs incurred	(2.3)	(1.3)
Product warranty accrual	(0.8)	1.6

Ending balance	$22.6	$28.6

Note 8. Debt
     The following table summarizes the components of debt as of March 31, 2009 and December 31, 2008.

	March 31,	December 31,
	2009	2008
		(adjusted)
	(in millions)
Corporate/Manufacturing — Recourse:
Revolving commitment	$—	$—
Convertible subordinated notes	450.0	450.0
Less: unamortized discount	(128.8)	(131.2)

	321.2	318.8

Senior notes	201.5	201.5
Other	2.7	2.7

	525.4	523.0

Leasing — Recourse:
Other	12.9	—
Equipment trust certificates	—	61.4

	538.3	584.4

Leasing — Non-recourse:
Secured railcar equipment notes	316.4	320.0
Warehouse facility	310.2	312.7
Promissory notes	551.1	557.6

	1,177.7	1,190.3

Total debt	$1,716.0	$1,774.7

     On January 1, 2009, we adopted the provisions of APB 14-1 as applicable to the Company’s 3 7/8% Convertible Subordinated Notes issued June 2006. APB 14-1 requires that the accounting for these types of instruments reflect their underlying economics by capturing the value of the conversion option as borrowing costs and recognizing their potential dilutive effects on earnings per share. APB 14-1 requires retrospective application to all periods presented and does not grandfather existing instruments.

     As a result of adopting APB 14-1, on January 1, 2009, we recorded the following adjustments to amounts previously reported in our December 31, 2008 Consolidated Balance Sheet:

		Increase/(Decrease)
			Adjustments to
			income from debt
			issuance date
		Adjustments as of	through December
	Originally reported	debt issuance date	31, 2008	Adjusted
	(In millions)
Other assets	$297.1	$(3.2)	$(0.5)	$293.4
Deferred income taxes	$341.9	$56.6	$(10.2)	$388.3
Debt	$1,905.9	$(152.6)	$21.4	$1,774.7
Capital in excess of par value	$519.9	$92.8	$—	$612.7
Retained earnings	$1,438.7	$—	$(11.7)	$1,427.0
     These adjustments, required by APB 14-1, record the effects of (1) reclassifying $152.6 million to capital in excess of par value with an offsetting reduction to debt in the form of unamortized discount, the amount of the proceeds received from the issuance of the Convertible Subordinated Notes attributable to their conversion options; (2) reclassifying $3.2 million in debt origination costs related to the Convertible Subordinated Notes from other assets to capital in excess of par value; (3) recognizing additional amortization of debt discount and debt origination costs as an increase to interest expense for the period from the issuance of the Convertible Subordinated Notes through December 31, 2008; and (4) the corresponding effect of these adjustments on deferred tax expense and deferred tax liability.
     Additionally, interest expense for the three months ended March 31, 2008 was increased by $2.2 million from amounts originally reported to include amortization of debt discount and debt origination costs with an offsetting tax benefit of $0.7 million. The effect of these adjustments for the three months ended March 31, 2008 was to decrease basic net income from continuing operations and in total per common share by $0.02 and to decrease diluted net income from continuing operations and in total per common share by $0.01. There was no change to the discontinued operations per common share data.
     As of March 31, 2009 and December 31, 2008, as adjusted, capital in excess of par value included $92.8 million related to the estimated value of the Convertible Subordinated Notes’ conversion options. Debt discount recorded in the consolidated balance sheet is being amortized through June 1, 2018 to yield an effective annual interest rate of 8.42% based upon the estimated market interest rate for comparable non-convertible debt as of the issuance date of the Convertible Subordinated Notes. Total interest expense recognized on the Subordinated Convertible Notes for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended
	March 31,
	2009	2008
	(in millions)
Coupon rate interest	$4.4	$4.4
Amortized debt discount	2.3	2.2

	$6.7	$6.6

     Trinity’s revolving credit facility requires maintenance of ratios related to interest coverage for the leasing and manufacturing operations, leverage, and minimum net worth. Interest on the revolving credit facility is calculated at prime or LIBOR plus 75 basis points. At March 31, 2009, there were no borrowings under our $425 million revolving credit facility that matures on October 19, 2012. After $91.2 million was considered for letters of credit, $333.8 million was available under the revolving credit facility.

     The $600 million warehouse facility, established to finance railcars owned by TILC, had $310.2 million outstanding as of March 31, 2009. The warehouse facility matures August 2009 and, unless renewed, will be payable in three equal installments in February 2010, August 2010, and February 2011. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 1.76% at March 31, 2009. At March 31, 2009, $289.8 million was available under this facility.
     Terms and conditions of other debt, including recourse and non-recourse provisions, are described in Note 10 of the December 31, 2008 Consolidated Financial Statements filed on Form 10-K.
     The remaining principal payments under existing debt agreements as of March 31, 2009 are as follows:

	Remaining
	nine months
	of 2009	2010	2011	2012	2013	Thereafter
			(in millions)
Recourse:
Corporate/Manufacturing	$0.6	$0.4	$0.3	$0.3	$0.2	$652.4
Leasing (Note 3)	0.3	0.5	0.6	0.6	0.6	10.3

Non-recourse:
Leasing — secured railcar equipment notes (Note 3)	11.7	16.5	14.9	13.7	15.4	244.2

Leasing — warehouse facility (Note 3)	8.4	2.7	—	—	—	—

Leasing — promissory notes (Note 3)	19.8	27.6	29.0	30.9	28.8	415.0

Total principal payments excluding termination of warehouse facility	40.8	47.7	44.8	45.5	45.0	1,321.9
Warehouse facility termination payments	—	199.4	99.7	—	—	—

Total principal payments	$40.8	$247.1	$144.5	$45.5	$45.0	$1,321.9

Note 9. Other, Net
     Other, net (income) expense consists of the following items:

	Three Months Ended
	March 31,
	2009	2008
	(in millions)
Gain on disposition of property, plant, and equipment	$(2.6)	$(0.1)
Foreign currency exchange transactions	2.7	(0.7)
Gain on equity investments	(0.6)	(0.2)
Other	(0.1)	(0.1)

Other, net	$(0.6)	$(1.1)

Note 10. Income Taxes
     The change in unrecognized tax benefits for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended
	March 31,
	2009	2008
	(in millions)
Beginning balance	$32.9	$23.7
Additions for tax positions related to the current year	0.7	—
Additions for tax positions of prior years	0.3	3.9
Reductions for tax positions of prior years	(1.1)	(1.0)

Ending balance	$32.8	$26.6

     The additions for the three months ended March 31, 2009, were amounts provided for tax positions previously taken in foreign jurisdictions and tax positions taken for federal and state income tax purposes as well as deferred tax liabilities that have been reclassified to uncertain tax positions.

     The reduction for tax positions of prior years for the three months ended March 31, 2009 related primarily to the completion of state audits in which the Company’s tax position was not challenged by the state and for which the position is now effectively settled.
     The total amount of unrecognized tax benefits including interest and penalties at March 31, 2009 that would affect the Company’s effective tax rate if recognized was $16.5 million. There is a reasonable possibility that unrecognized federal and state tax benefits will decrease by March 31, 2010 due to a lapse in the statute of limitations for assessing tax. Amounts subject to a lapse in statute by March 31, 2010 are $0.1 million. Further, there is a reasonable possibility that the unrecognized federal tax benefits will decrease by March 31, 2010 due to settlements with taxing authorities. Amounts expected to settle by March 31, 2010 are $11.3 million.
     Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of March 31, 2009 and December 31, 2008 was $11.8 million and $10.6 million, respectively.
     Income tax expense for the three months ended March 31, 2009 and 2008, included $1.2 million and $2.3 million, respectively, in interest expense and penalties related to uncertain tax positions.
     We are currently under Internal Revenue Service (“IRS”) examination for the tax years ended 1998 through 2002 and 2004 through 2005, thus our statute remains open from the year ended March 31, 1998, forward. We expect the 1998 through 2002 examination to be completed within the next three months and expect the majority of issues on the 2004 through 2005 examination to be resolved within the next several months. There are certain issues upon which the IRS and the Company currently disagree, thus the statute related to the 2004 through 2005 examination may remain open for an undeterminable period.
     In addition, statutes of limitations governing the right of Mexico’s tax authorities to audit the tax returns of our operations in Mexico remain open for the 2002 tax year forward. Our Mexico subsidiaries are currently under audit for the 2002 and 2003 tax years. Additionally, our Swiss subsidiary is under audit for the 2006 tax year. We expect these examinations to be completed within the next three months. Our various European subsidiaries, including subsidiaries that were sold in 2006, are impacted by various statutes of limitations which are generally open from 2003 forward. An exception to this is our discontinued operations in Romania, which have been audited through 2004. Generally, states’ statutes in the United States are open from 2002 forward.
     In the preparation of the 2008 income tax returns, the Company expects that the ultimate income tax refund will be $91.7 million. This has been adjusted from the previous expectation of $98.7 million. This refund is primarily due to expected tax losses that will be carried back and applied against previous years’ tax liabilities resulting in a refund of taxes previously paid. The Company expects to receive these refunds in 2009.
Note 11. Employee Retirement Plans
     The following table summarizes the components of net periodic pension cost for the Company.

	Three Months Ended
	March 31,
	2009	2008
	(in millions)
Service cost	$2.2	$2.4
Interest	5.5	5.2
Expected return on plan assets	(4.0)	(5.0)
Amortization and deferral	1.9	0.5
Curtailment	(0.3)	—
Profit sharing	3.0	2.0

Net expenses	$8.3	$5.1

     During the first quarter of 2009, the Company amended its Supplemental Retirement Plan (the “Supplemental Plan”) to reduce future retirement plan costs. This amendment provides that all benefit accruals under the Supplemental Plan shall cease effective March 31, 2009, and the Supplemental Plan will be frozen as of that date. In addition, the Company amended the Trinity Industries, Inc. Standard Pension Plan (the “Pension Plan”). The amendment was designed to reduce future pension costs and provides that, effective March 31, 2009, all future benefit accruals under the Pension Plan will automatically cease for all participants, and the accrued benefits under the Pension Plan will be determined and frozen as of that date. Accordingly, as a result of these amendments, accrued pension liability was reduced by $44.1 million with an offsetting reduction in funded status of pension liability included in AOCL.
     Trinity contributed $8.5 million and $3.5 million to the Company’s defined benefit pension plans for the three month periods ended March 31, 2009 and 2008, respectively. Total contributions to the Company’s pension plans in 2009 are expected to be approximately $19.1 million.
Note 12. Accumulated Other Comprehensive Loss
     Comprehensive net income is as follows:

	Three Months Ended
	March 31,
	2009	2008
	(in millions)
Net income	$33.9	$63.8
Other comprehensive income (loss):
Change in funded status of pension liability, net of tax expense of $16.4 and $—	27.7	—
Change in unrealized loss on derivative financial instruments, net of tax expense (benefit) of $2.4 and $(6.9)	4.5	(12.9)
Other changes, net of tax (benefit) of $(0.5) and $—	(0.8)	—

Comprehensive net income	$65.3	$50.9

The components of accumulated other comprehensive loss are as follows:

	March 31,	December 31,
	2009	2008
		(as reported)
	(in millions)
Currency translation adjustments	$(17.1)	$(17.1)
Unrealized loss on derivative financial instruments	(52.3)	(56.8)
Funded status of pension liability	(58.7)	(86.4)
Other changes	(1.8)	(1.0)

	$(129.9)	$(161.3)

Note 13. Stock-Based Compensation
     Stock-based compensation totaled approximately $3.9 million and $5.0 million for the three months ended March 31, 2009 and 2008, respectively.
Note 14. Net Income Per Common Share
     On January 1, 2009, we adopted the provisions of FSP EITF 03-6-1 requiring that unvested share-based payment awards containing non-forfeitable rights to dividends be considered participating securities and included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 requires that, upon adoption, all prior period earnings per share data presented be adjusted retrospectively. The effect of adopting FSP EITF 03-6-1 for the three months ended March 31, 2008 was to decrease basic and diluted net income from continuing operations and in total per common share by $0.02. There was no change to the discontinued operations per common share data.
     Basic net income per common share is computed by dividing net income remaining after allocation to unvested restricted shares by the weighted average number of common shares outstanding for the period. Except when the effect would be anti-dilutive, the calculation of diluted net income per common share includes the net impact of unvested restricted shares and shares that could be issued under outstanding stock options. Total weighted average restricted shares and stock options having an antidilutive effect on diluted earnings per share were 3.8 million shares and 2.4 million shares for the three month periods ended March 31, 2009 and 2008, respectively.

     The computation of basic and diluted net income applicable to common stockholders is as follows:

	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
	(in millions, except per share amounts)
	Income	Average		Income	Average
	(Loss)	Shares	EPS	(Loss)	Shares	EPS

Income from continuing operations	$34.0			$64.1
Income allocable to unvested restricted shares	(1.1)			(1.9)

Income from continuing operations —basic	32.9	76.6	$0.43	62.2	78.9	$0.79

Effect of dilutive securities:
Stock options	—	0.0		—	0.4

Income from continuing operations — diluted	$32.9	76.6	$0.43	$62.2	79.3	$0.78

Loss from discontinued operations, net of taxes	$(0.1)			$(0.3)

Loss allocable to unvested restricted shares	0.0			0.0

Loss from discontinued operations, net of taxes — basic	$(0.1)	76.6	$0.00	$(0.3)	78.9	$0.00

Effect of dilutive securities:
Stock options	—	0.0		—	0.4

Loss from discontinued operations, net of taxes — diluted	$(0.1)	76.6	$0.00	$(0.3)	79.3	$0.00

Note 15. Contingencies
   Barge Litigation
     The Company and its wholly owned subsidiary, Trinity Marine Products, Inc. (“TMP”), were co-defendants in a class-action lawsuit filed in April 2003 entitled Waxler Transportation Company, Inc. v. Trinity Marine Products, Inc., et al. (Suit No. 49-741, Division “B” in the 25th Judicial District Court in and for the Parish of Plaquemines, Louisiana: the “Waxler Case”). A settlement of this case was approved by the court and became final February 13, 2008. The Court Appointed Disbursing Agent (“CADA”) has prepared an Allocation Plan and Distribution Plan for the disbursement of settlement compensation that was approved by the court on November 14, 2008. As of March 31, 2009, based on instructions from the CADA to the settlement funds escrow agent, the Company had received $2.9 million in refund of unclaimed settlement funds.
   Other Litigation and Contingencies
     The Company is involved in other claims and lawsuits incidental to our business. Based on information currently available, it is management’s opinion that the ultimate outcome of all current litigation and other claims, including settlements, in the aggregate will not have a material adverse effect on the Company’s overall financial condition for purposes of financial reporting. However, resolution of certain claims or lawsuits by settlement or otherwise could have a significant impact on the operating results of the reporting period in which such resolution occurs.
     We are subject to Federal, state, local, and foreign laws and regulations relating to the environment and the workplace. We have reserved $7.5 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. Other than with respect to the foregoing, we believe that we are currently in substantial compliance with environmental and workplace laws and regulations.
Note 16. Financial Statements for Guarantors of the Senior Debt
     The Company’s senior debt and certain operating leases are fully and unconditionally and jointly and severally guaranteed by certain of Trinity’s wholly owned subsidiaries: Transit Mix Concrete & Materials Company, Trinity Industries Leasing Company, Trinity Marine Products, Inc., Trinity Rail Group, LLC, Trinity North American Freight Car, Inc., Trinity Tank Car, Inc., and Trinity Parts & Components, LLC. No other subsidiaries guarantee the senior debt. As of March 31, 2009, assets held by the non-guarantor subsidiaries include $122.5 million of restricted assets that are not available for distribution to Trinity Industries, Inc. (“Parent”), $1,575.9 million of equipment securing certain debt, $106.6 million of equipment securing certain lease obligations held by the non-guarantor subsidiaries, and $240.6 million of assets located in foreign locations. As of December 31, 2008, assets held by the non-guarantor subsidiaries include $120.2 million of restricted assets that are not available for distribution to the Parent, $1,546.5 million of equipment securing certain debt, $107.2 million of equipment securing certain lease obligations held by the non-guarantor subsidiaries, and $266.9 million of assets located in foreign locations.

Statement of Operations
For the Three Months Ended March 31, 2009

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$525.0	$343.4	$(74.9)	$793.5
Cost of revenues	12.1	438.8	285.3	(74.9)	661.3
Selling, engineering, and administrative expenses	7.5	23.0	18.4	—	48.9

	19.6	461.8	303.7	(74.9)	710.2

Operating profit (loss)	(19.6)	63.2	39.7	—	83.3
Other (income) expense	(47.0)	(1.4)	20.0	56.5	28.1

Income from continuing operations before income taxes	27.4	64.6	19.7	(56.5)	55.2
Provision (benefit) for income taxes	(6.5)	19.9	7.8	—	21.2

Income from continuing operations	33.9	44.7	11.9	(56.5)	34.0
Loss from discontinued operations, net of benefit for income taxes of $(0.0)	—	—	(0.1)	—	(0.1)

Net income	$33.9	$44.7	$11.8	$(56.5)	$33.9

Statement of Operations
For the Three Months Ended March 31, 2008 (adjusted)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$2.6	$594.9	$436.7	$(135.3)	$898.9
Cost of revenues	38.8	458.3	354.7	(135.3)	716.5
Selling, engineering, and administrative expenses	5.5	29.0	21.7	—	56.2

	44.3	487.3	376.4	(135.3)	772.7

Operating profit (loss)	(41.7)	107.6	60.3	—	126.2
Other (income) expense	(92.2)	(0.2)	14.7	97.5	19.8

Income from continuing operations before income taxes	50.5	107.8	45.6	(97.5)	106.4
Provision (benefit) for income taxes	(13.3)	38.3	17.3	—	42.3

Income from continuing operations	63.8	69.5	28.3	(97.5)	64.1
Loss from discontinued operations, net of benefit for income taxes of 0.1	—	—	(0.3)	—	(0.3)

Net income	$63.8	$69.5	$28.0	$(97.5)	$63.8

Balance Sheet
March 31, 2009

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$150.5	$1.4	$18.5	$—	$170.4
Receivables, net of allowance	0.1	77.3	128.4	—	205.8
Income tax receivable	91.7	—	—	—	91.7
Inventory	0.3	375.7	183.1	—	559.1
Property, plant, and equipment, net	20.4	881.5	2,045.8	—	2,947.7
Investments in subsidiaries/intercompany receivable (payable), net	2,416.8	80.1	518.4	(3,015.3)	—
Goodwill and other assets	137.5	441.3	284.9	(68.8)	794.9

	$2,817.3	$1,857.3	$3,179.1	$(3,084.1)	$4,769.6

Liabilities:
Accounts payable and accrued liabilities	$196.4	$127.4	$205.2	$—	$529.0
Debt	522.6	15.6	1,177.8	—	1,716.0
Deferred income	70.1	4.3	3.5	—	77.9
Deferred income taxes	—	456.7	26.6	(68.8)	414.5
Other liabilities	62.3	0.9	3.1	—	66.3
Total stockholders’ equity	1,965.9	1,252.4	1,762.9	(3,015.3)	1,965.9

	$2,817.3	$1,857.3	$3,179.1	$(3,084.1)	$4,769.6

Balance Sheet
December 31, 2008
(adjusted)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$139.7	$2.1	$20.0	$—	$161.8
Receivables, net of allowance	0.4	90.0	160.9	—	251.3
Income tax receivable	98.7	—	—	—	98.7
Inventory	0.3	407.7	203.8	—	611.8
Property, plant, and equipment, net	20.7	957.7	2,012.2	—	2,990.6
Investments in subsidiaries/ intercompany receivable (payable), net	2,399.5	217.5	497.2	(3,114.2)	—
Goodwill and other assets	215.1	438.4	285.9	(141.5)	797.9

	$2,874.4	$2,113.4	$3,180.0	$(3,255.7)	$4,912.1

Liabilities:
Accounts payable and accrued liabilities	$269.0	$184.0	$246.4	$—	$699.4
Debt	520.3	64.2	1,190.2	—	1,774.7
Deferred income	64.9	3.3	3.6	—	71.8
Deferred income taxes	46.4	456.8	26.6	(141.5)	388.3
Other liabilities	61.5	0.9	3.2	—	65.6
Total stockholders’ equity	1,912.3	1,404.2	1,710.0	(3,114.2)	1,912.3

	$2,874.4	$2,113.4	$3,180.0	$(3,255.7)	$4,912.1

Statement of Cash Flows
For the Three Months Ended March 31, 2009

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Net cash provided (required) by operating activities	$21.9	$(34.0)	$63.7	$—	$51.6
Net cash provided (required) by investing activities	1.5	94.8	(52.8)	—	43.5
Net cash provided (required) by financing activities	(12.6)	(61.5)	(12.4)	—	(86.5)

Net increase (decrease) in cash and cash equivalents	10.8	(0.7)	(1.5)	—	8.6
Cash and cash equivalents at beginning of period	139.7	2.1	20.0	—	161.8

Cash and cash equivalents at end of period	$150.5	$1.4	$18.5	$—	$170.4

Statement of Cash Flows
For the Three Months Ended March 31, 2008

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Net cash provided (required) by operating activities	$(55.9)	$62.3	$32.6	$—	$39.0
Net cash provided (required) by investing activities	(0.3)	(47.9)	(119.0)	—	(167.2)
Net cash provided (required) by financing activities	(17.9)	(14.4)	70.6	—	38.3

Net increase (decrease) in cash and cash equivalents	(74.1)	—	(15.8)	—	(89.9)
Cash and cash equivalents at beginning of period	238.0	0.7	50.9	—	289.6

Cash and cash equivalents at end of period	$163.9	$0.7	$35.1	$—	$199.7

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
     In June 2008, the Company entered into an agreement with an equity investor of TRIP Holdings potentially requiring Trinity to acquire from the equity investor up to an additional 5% equity ownership in TRIP Holdings. In January 2009, the equity investor exercised the option requiring the Company to acquire an additional 5% equity ownership in TRIP Holdings for approximately $9.0 million. As a result, the Company now owns a 25% equity ownership in TRIP Holdings, increasing the Company’s total commitment by $12.3 million to $61.3 million, of which $51.4 million has been paid. The exercising of this agreement does not change the accounting treatment of TRIP Holdings in the Company’s consolidated financial statements.
     On December 13, 2007, the Company’s Board of Directors authorized a $200 million common stock repurchase program allowing for repurchases through December 31, 2009. During the three months ended March 31, 2009 and March 31, 2008, 813,028 and 471,100 shares were repurchased under this program at a cost of approximately $6.3 million and $12.2 million, respectively. Since the inception of this program through March 31, 2009, the Company has repurchased a total of 3,532,728 shares at a cost of approximately $67.5 million.
     In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement) (“APB 14-1”). APB 14-1 requires that issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The effective date of APB 14-1 is for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and does not permit earlier application. The pronouncement requires that all periods presented be adjusted. The Company adopted the provisions of APB 14-1 as of January 1, 2009 and has accordingly adjusted amounts previously reported with respect to Debt, Other assets, Capital in excess of par value, Deferred income taxes and Interest expense. See Note 8 of the Consolidated Financial Statements for a further explanation of the effects of implementing this pronouncement as it applies to our Convertible Subordinated Notes.
Overall Summary for Continuing Operations
     Revenues

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
	($ in millions)
Rail Group	$162.7	$121.2	$283.9	$347.7	$220.1	$567.8	(50.0)%
Construction Products Group	121.0	2.5	123.5	165.0	4.3	169.3	(27.1)
Inland Barge Group	157.0	—	157.0	137.8	—	137.8	13.9
Energy Equipment Group	126.7	1.8	128.5	126.2	3.3	129.5	(0.8)
Railcar Leasing and Management Services Group	222.4	—	222.4	119.8	—	119.8	85.6
All Other	3.7	10.7	14.4	2.4	15.8	18.2	(20.9)
Eliminations — lease subsidiary	—	(116.5)	(116.5)	—	(216.7)	(216.7)
Eliminations — other	—	(19.7)	(19.7)	—	(26.8)	(26.8)

Consolidated Total	$793.5	$—	$793.5	$898.9	$—	$898.9	(11.7)

     Our revenues for the three month period ended March 31, 2009 decreased in all groups, except the Railcar Leasing and Management Services Group (the “Leasing Group”) and the Inland Barge Group, as compared to the same period in the prior year. Inland Barge Group revenues increased primarily due to a change in the mix of barges shipped. Revenues from the Leasing Group were higher due to higher rental revenues resulting from additions to the lease and management fleet and higher sales of railcars from the lease fleet. Rail Group revenues declined due to a decrease in shipments. Revenues for the Construction Products Group decreased due to lower volumes and highly competitive markets. Energy Equipment Group revenues were down slightly resulting from an increase in structural wind towers sales offset by lower domestic container sales.

     Operating Profit (Loss)

	Three Months Ended March 31,
	2009	2008
	(in millions)
Rail Group	$(5.8)	$77.2
Construction Products Group	(1.9)	12.2
Inland Barge Group	38.9	26.5
Energy Equipment Group	18.3	18.2
Railcar Leasing and Management Services Group	52.7	34.1
All Other	(1.4)	(0.3)
Corporate	(7.6)	(5.4)
Eliminations — lease subsidiary	(8.9)	(31.2)
Eliminations — other	(1.0)	(5.1)

Consolidated Total	$83.3	$126.2

     Operating profit for the three month period ended March 31, 2009 decreased as the result of overall lower revenues, lower pricing pressure for new railcars and costs resulting from right-sizing the Company in response to current market conditions. These decreases in operating profit were offset by higher operating profit resulting from an increase in the size of our lease fleet, more car sales from our lease fleet, a more profitable mix of barge units delivered and increased wind tower sales.
     Other Income and Expense. Interest expense, net of interest income, was $28.7 million and $20.9 million (as adjusted – see Note 8), respectively, for the three month periods ended March 31, 2009 and March 31, 2008. Interest income decreased $2.0 million over the same quarter last year as a result of lower interest rates and a decrease in cash available for investment. Interest expense increased $5.8 million over the same period last year due to an increase in debt levels, including $551.1 million of promissory notes for the Leasing Group, and expense related to the ineffective portion of interest rate hedges. The decrease in Other, net for the three month period ended March 31, 2009 was primarily due to unfavorable foreign currency translation adjustments.
     Income Taxes. The effective tax rate for continuing operations for the three month periods ended March 31, 2009 and 2008 was 38.4% and 39.8%, respectively, and varied from the statutory rate of 35.0% due primarily to state income taxes and discrete adjustments related to foreign and state taxes.

Rail Group

	Three Months Ended March 31,
			Percent
	2009	2008	Change
	($ in millions)
Revenues:
Rail	$250.8	$525.9	(52.3)%
Components	33.1	41.9	(21.0)

Total revenues	$283.9	$567.8	(50.0)

Operating profit (loss)	$(5.8)	$77.2
Operating profit (loss) margin	(2.0)%	13.6%
     Railcar shipments decreased 49% to approximately 3,050 during the three month period ended March 31, 2009, compared to the same period in 2008. As of March 31, 2009, our Rail Group backlog was approximately $547.1 million consisting of approximately 6,210 railcars as compared to approximately 27,960 railcars as of March 31, 2008. The railcar backlog dollar value as of March 31, 2009 and March 31, 2008 was as follows:

	As of March 31,
	2009	2008
	(in millions)

External Customers	$201.2	$768.4
TRIP Leasing	85.1	515.9
Leasing Group	260.8	1,065.9

Total	$547.1	$2,350.2

     The total amount of the backlog dedicated to the Leasing Group was supported by lease agreements with external customers. The final amount dedicated to the Leasing Group or TRIP Leasing may vary by the time of delivery. Results for the three months ended March 31, 2009 included $38.0 million in railcars sold to TRIP Leasing that resulted in a gain of $5.0 million, of which $1.2 million in profit was deferred based on our 25% equity interest. Results for the three months ended March 31, 2008 included $146.0 million in railcars sold to TRIP Leasing that resulted in a gain of $25.6 million, of which $5.1 million in profit was deferred based on our 20% equity interest. See Note 4 Equity Investment of the Consolidated Financial Statements for information about TRIP Leasing.
     Operating profit for the Rail Group decreased $83.0 million for the three month period ended March 31, 2009 compared to the same period last year. This decrease was primarily due to a significantly reduced volume of railcars delivered during the period and the lower pricing environment.
     In the three months ended March 31, 2009, railcar shipments included sales to the Leasing Group of $116.5 million compared to $216.7 million in the comparable period in 2008 with a deferred profit of $8.9 million compared to $31.2 million for the same period in 2008. Sales to the Leasing Group and related profits are included in the operating results of the Rail Group but eliminated in consolidation.
Construction Products Group

	Three Months Ended March 31,
			Percent
	2009	2008	Change
	($ in millions)
Revenues:
Concrete and Aggregates	$77.9	$104.5	(25.5)%
Highway Products	43.1	57.3	(24.8)
Other	2.5	7.5	(66.7)

Total revenues	$123.5	$169.3	(27.1)

Operating profit (loss)	$(1.9)	$12.2
Operating profit (loss) margin	(1.5)%	7.2%
     The decrease in revenues for the three month period ended March 31, 2009 compared to the same period in 2008 was primarily attributable to the overall decline in the economic conditions related to the markets served by this segment. Operating profit for the three months ended March 31, 2009 compared to the same period in 2008 decreased as a result of lower volumes coupled with margin compression resulting from the sale of higher priced inventory into a lower-priced market place. Additionally the Construction Products Group recorded a $1.7 million write down of inventory to market value.

Inland Barge Group

	Three Months Ended March 31,
			Percent
	2009	2008	Change
	($ in millions)

Revenues	$157.0	$137.8	13.9%

Operating profit	$38.9	$26.5
Operating profit margin	24.8%	19.2%
     Revenues and operating profit increased for the three month period ended March 31, 2009 compared to the same period in the prior year due to a change in the mix of barges sold. Operating profit for the three months ended March 31, 2009 and 2008 included the refund of $0.9 and $2.0 million, respectively, in unclaimed settlement funds related to the Waxler Case. As of March 31, 2009, the backlog for the Inland Barge Group was approximately $401.6 million compared to approximately $792.4 million as of March 31, 2008.
Energy Equipment Group

	Three Months Ended March 31,
			Percent
	2009	2008	Change
	($ in millions)
Revenues:
Structural wind towers	$91.8	$84.0	9.3%
Other	36.7	45.5	(19.3)

Total revenues	$128.5	$129.5	(0.8)

Operating profit	$18.3	$18.2
Operating profit margin	14.2%	14.1%
     Revenues decreased slightly for the three month period ended March 31, 2009 compared to the same period in 2008 due to an increase in sales of structural wind towers offset by lower sales in the weaker domestic container market as well as lower sales on products manufactured and sold in Mexico. Operating profit increased slightly due to higher sales of structural wind towers. As of March 31, 2009, the backlog for structural wind towers was approximately $1.3 billion compared to approximately $1.6 billion as of March 31, 2008.

Railcar Leasing and Management Services Group

	Three Months Ended March 31,
			Percent
	2009	2008	Change
	($ in millions)
Revenues:
Leasing and management	$85.7	$70.1	22.3%
Sales of cars from the lease fleet	136.7	49.7	175.1

Total revenues	$222.4	$119.8	85.6

Operating Profit:
Leasing and management	$35.8	$26.7
Sales of cars from the lease fleet	16.9	7.4

Total operating profit	$52.7	$34.1

Operating profit margin:
Leasing and management	41.8%	38.1%
Sales of cars from the lease fleet	12.4	14.9
Total operating profit margin	23.7	28.5

Fleet utilization	98.4%	99.2%
     Total revenues increased for the three month period ended March 31, 2009 compared to the same period last year due to increased sales from the lease fleet as well as increased rental revenues related to additions to the lease fleet and management and origination fees.
     Operating profit for leasing and management operations increased for the three month period ended March 31, 2009 compared to the same period last year due primarily to increased rental proceeds from fleet additions and increased sales from the lease fleet. Results for the three months ended March 31, 2009 included $132.1 million in sales of railcars to TRIP Leasing that resulted in the recognition of previously deferred gain of $24.8 million, of which $6.2 million was deferred based on our 25% equity interest. Results for the three months ended March 31, 2008 included $37.9 million in sales of railcars to TRIP Leasing that resulted in the recognition of previously deferred gain of $7.2 million, of which $1.4 million was deferred based on our 20% equity interest. For the three months ended March 31, 2009 and 2008, operating profit included $1.7 million and $0.4 million, respectively, in structuring and placement fees related to TRIP Holdings that was expensed. See Note 4 of the Consolidated Financial Statements for information about TRIP Leasing.
     To fund the continued expansion of its lease fleet to meet market demand, the Leasing Group generally uses its non-recourse $600 million warehouse facility or excess cash to provide initial financing for a portion of the purchase price of the railcars. See Financing Activities.
     As of March 31, 2009, the Leasing Group’s lease fleet of approximately 47,650 owned or leased railcars had an average age of 4.8 years and an average remaining lease term of 4.3 years.
All Other

	Three Months Ended March 31,
			Percent
	2009	2008	Change
	($ in millions)
Revenues	$14.4	$18.2	(20.9)%
Operating loss	$(1.4)	$(0.3)
     The decrease in revenues for the three month period ended March 31, 2009 over the same period last year was primarily due to a decrease in intersegment sales by our transportation company. The increase in the operating loss for the three month period ended March 31, 2009 was primarily due to the decrease in intersegment sales and a decline in the market valuation of commodity hedges that are required to be marked to market.

Liquidity and Capital Resources
Cash Flows
     Operating Activities. Net cash provided by operating activities of continuing operations for the three months ended March 31, 2009 was $51.6 million compared to $39.0 million of net cash provided by operating activities of continuing operations for the same period in 2008.
     Accounts receivables at March 31, 2009 as compared to the accounts receivables balance at December 31, 2008 decreased by approximately $45.5 million or 18% due to lower shipping volumes and the collection of foreign tax receivables. Raw materials inventory at March 31, 2009 decreased by $87.1 million or approximately 25% since December 31, 2008 primarily attributable to lower production offset by a $52.3 million increase in finished goods inventory in our Rail Group. Accounts payable and accrued liabilities decreased from December 31, 2008 by $119.9 million primarily due to lower production activity. We continually review reserves related to bad debt as well as the adequacy of lower of cost or market valuations related to accounts receivable and inventory.
     Investing Activities. Net cash provided by investing activities of continuing operations for the three months ended March 31, 2009 was $43.5 million compared to $167.2 million of cash required by investing activities for the same period last year. Capital expenditures for the three months ended March 31, 2009 were $131.0 million, of which $112.0 million were for additions to the lease fleet. This compares to $217.1 million of capital expenditures for the same period last year, of which $190.2 million were for additions to the lease fleet. Proceeds from the sale of property, plant, and equipment and other assets were $174.5 million for the three months ended March 31, 2009 composed primarily of railcar sales from the lease fleet, which included $132.1 million to TRIP Leasing, and the sale of non-operating assets. This compares to $49.9 million for the same period in 2008 composed primarily of railcar sales from the lease fleet, which included $37.9 million to TRIP Leasing, and the sale of non-operating assets.
     Financing Activities. Net cash required by financing activities during the three months ended March 31, 2009 was $86.5 million compared to $38.3 million of cash provided by financing activities for the same period in 2008. In February 2009, we repaid in full our Leasing Group’s equipment trust certificates in the amount of $61.4 million. We intend to use our cash and credit facilities to fund the operations, expansions, and growth initiatives of the Company.
     At March 31, 2009, there were no borrowings under our $425 million revolving credit facility that matures on October 19, 2012. Interest on the revolving credit facility is calculated at prime or LIBOR plus 75 basis points. After $91.2 million was considered for letters of credit, $333.8 million was available under the revolving credit facility as of March 31, 2009.
     In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement) (“APB 14-1”). APB 14-1 requires that issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The effective date of APB 14-1 is for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and does not permit earlier application. The pronouncement requires that all periods presented be adjusted. The Company adopted the provisions of APB 14-1 as of January 1, 2009 and has accordingly adjusted amounts previously reported with respect to Debt, Other assets, Capital in excess of par value, Deferred income taxes and Interest expense. See Note 8 of the Consolidated Financial Statements for a further explanation of the effects of implementing this pronouncement as it applies to our Convertible Subordinated Notes.
     The $600 million warehouse facility, established to finance railcars owned by TILC, had $310.2 million outstanding as of March 31, 2009. The warehouse facility matures August 2009 and, unless renewed, will be payable in three equal installments in February 2010, August 2010, and February 2011. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 1.76% at March 31, 2009. At March 31, 2009, $289.8 million was available under this facility.
     On December 13, 2007, the Company’s Board of Directors authorized a $200 million common stock repurchase program allowing for repurchases through December 31, 2009. During the three months ended March 31, 2009 and 2008, 813,028 and 471,100 shares were repurchased under this program at a cost of approximately $6.3 million and $12.2 million, respectively. Since the inception of this program through March 31, 2009, the Company has repurchased a total of 3,532,728 shares at a cost of approximately $67.5 million.
     The economic and financial crisis experienced by the United States economy during 2008 and into 2009 impacted our businesses. New orders for railcars and barges continued to drop significantly in the first quarter of 2009 as the transportation industry saw a significant decline in the shipment of freight. The 2009 outlook for the transportation industry is for a continued significant downturn. Orders for structural wind towers have been slow since mid-2008 as green energy companies experienced tightened credit markets coupled with lower prices for electricity and natural gas sales. The slowdown in the residential and commercial construction markets impacted our Construction Products Group as well. We continually assess our manufacturing capacity and take steps to align our production capacity with demand. As a result of our assessment, we idled four railcar production facilities and one structural wind towers production facility during the fourth quarter of 2008 and in the first quarter of 2009.
Equity Investment
     See Note 4 of the Consolidated Financial Statements for information about the equity investment.
Future Operating Requirements
     We expect to finance future operating requirements with cash flows from operations, and depending on market conditions, long-term and short-term debt, and equity. Debt instruments that the Company has utilized include its revolving credit facility, the warehouse facility, senior notes, convertible subordinated notes, asset-backed securities, and sale/leaseback transactions. The Company has also issued equity at various times. As of March 31, 2009, the Company had $333.8 million available under its revolving credit facility and $289.8 million available under its warehouse facility. Despite the volatile conditions in both the credit and stock markets, the Company believes it has access to adequate capital resources to fund operating requirements and is active in the financial markets.
Off Balance Sheet Arrangements
     See Note 3 of the Consolidated Financial Statements for information about off balance sheet arrangements.
Derivative Instrument
     We use derivative instruments to mitigate the impact of increases in zinc, natural gas, and diesel fuel prices and interest rates, as well as to convert a portion of our variable-rate debt to fixed-rate debt. Additionally, we use derivative instruments to mitigate the impact of unfavorable fluctuations in foreign currency exchange rates. We also use derivatives to lock in fixed interest rates in anticipation of future debt issuances. Derivative instruments designated as hedges are accounted for as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended.
     Interest rate hedges
     In anticipation of a future debt issuance, we entered into interest rate swap transactions during the fourth quarter of 2006 and during 2007. These instruments, with a notional amount of $370 million, hedged the interest rate on a portion of a future debt issuance associated with an anticipated railcar leasing transaction, which closed in May 2008. These instruments settled during the second quarter of 2008. The weighted average fixed interest rate under these instruments was 5.34%. These interest rate swaps are accounted for as cash flow hedges with changes in the fair value of the instruments of $24.5 million recorded as a loss in Accumulated Other Comprehensive Loss (“AOCL”) through the date the related debt issuance closed with a principal balance of $572.2 million in May 2008. The balance is being amortized over the term of the related debt. On March 31, 2009, the balance remaining in AOCL was $20.8 million. The effect on interest expense for the three months ended March 31, 2009, was an increase of $1.0 million due to amortization of the AOCL balance. The effect on interest expense for the three months ended March 31, 2008, was an increase of $2.2 million due to the ineffective portion of the hedges primarily associated with hedged interest payments that will not be made. It is expected that $3.9 million in losses will be recognized in earnings during the next twelve months from amortization of the AOCL balance.
     In May 2008, we entered into an interest rate swap transaction which is being used to fix the LIBOR component of the debt issuance which closed in May 2008. The fixed interest rate under this instrument is 4.126%. The amount recorded for this instrument as of March 31, 2009 in the consolidated balance sheet was a liability of $52.3 million, with $51.5 million of expense in AOCL. The effect on interest expense for the three months ended March 31, 2009 was an increase of $5.0 million, which primarily related to the monthly settlement of interest.
     During the fourth quarter of 2008, we entered into interest rate swap transactions, with a notional amount of $200 million, which are being used to counter our exposure to changes in the variable interest rate associated with our warehouse facility. The weighted average fixed interest rate under these instruments at March 31, 2009 was 1.798%. The amount recorded for these instruments as of March 31, 2009 in the consolidated balance sheet was a liability of $2.9 million. The effect on interest expense for the three months ended March 31, 2009 was an increase of $1.1 million, which included the mark to market valuation on the interest rate swap transactions and the monthly settlement of interest.

     During 2005 and 2006, we entered into interest rate swap transactions in anticipation of a future debt issuance. These instruments, with a notional amount of $200 million, fixed the interest rate on a portion of a future debt issuance associated with a railcar leasing transaction in 2006 and settled at maturity in the first quarter of 2006. The weighted average fixed interest rate under these instruments was 4.87%. These interest rate swaps were being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in AOCL through the date the related debt issuance closed in May 2006. The balance is being amortized over the term of the related debt. At March 31, 2009, the balance remaining in AOCL was $3.3 million. The effect of the amortization on interest expense for each of the three month periods ended March 31, 2009 and 2008 was a decrease of $0.1 million.
     Natural gas and diesel fuel
     We continue a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet for these instruments was a liability of $0.9 million as of March 31, 2009 and $0.2 million of income in AOCL. The effect of both derivatives on the consolidated statement of operations for the three month period ended March 31, 2009 was operating expense of $1.8 million including losses of $0.5 million resulting from the mark to market valuation for the three month period ended March 31, 2009. The effect on the consolidated statement of operations for the three month period ended March 31, 2008 was operating income of $1.4 million, including gains of $1.3 million resulting from the mark to market valuation for the three month period ended March 31, 2008.
     Foreign Exchange Hedge
     During the first quarter of 2009, we entered into a foreign exchange hedge to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. This instrument is short term with quarterly maturities and no remaining balance in AOCL. The effect on the consolidated statement of operations for the three months ended March 31, 2009 was expense of $0.2 million included in other, net on the consolidated statement of operations.
     Zinc
     In 2008, we continued a program to mitigate the impact of fluctuations in the price of zinc purchases. The intent of this program was to protect our operating profit from adverse price changes by entering into derivative instruments. These instruments were short term with monthly maturities and no remaining balances in AOCL. The effect on the consolidated statement of operations for the three months ended March 31, 2008 was operating income of $0.5 million. We have not entered into any new zinc derivative instruments in 2009.
Contractual Obligation and Commercial Commitments
     As of March 31, 2009, other commercial commitments related to letters of credit decreased to $91.2 million from $98.8 million as of December 31, 2008. Refer to Note 8 of the Consolidated Financial Statements for changes to our outstanding debt and maturities. Other commercial commitments that relate to operating leases under sale/leaseback transactions were basically unchanged as of March 31, 2009.
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
Forward-Looking Statements
     This quarterly report on Form 10-Q (or statements otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission (“SEC”), news releases, conferences, World Wide Web postings or otherwise) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not historical facts are forward-looking statements and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performances, estimates, projections, goals, and forecasts. Trinity uses the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify these forward-looking statements. Potential factors, which could cause our actual results of operations to differ materially from those in the forward-looking statements, include among others:
•	market conditions and demand for our business products and services;

•	the cyclical nature of industries in which we compete;

•	variations in weather in areas where our construction and energy products are sold, used, or installed;

•	disruption of manufacturing capacity due to weather related events;

•	the timing of introduction of new products;

•	the timing of customer orders or a breach of customer contracts;

•	the credit worthiness of customers and their access to capital;

•	product price changes;

•	changes in mix of products sold;

•	the extent of utilization of manufacturing capacity;

•	availability and costs of steel, component parts, supplies, and other raw materials;

•	competition and other competitive factors;

•	changing technologies;

•	surcharges and other fees added to contracted pricing agreements for raw materials;

•	interest rates and capital costs;

•	counter-party risks for financial instruments;

•	long-term funding of our operations;

•	taxes;

•	the stability of the governments and political and business conditions in certain foreign countries, particularly Mexico;

•	changes in import and export quotas and regulations;

•	business conditions in foreign economies;

•	results of litigation; and

•	legal, regulatory, and environmental issues.
     Any forward-looking statement speaks only as of the date on which such statement is made. Trinity undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There has been no material change in our market risks since December 31, 2008. Refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of debt-related activity and the impact of hedging activity for the three months ended March 31, 2009.
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
Item 1A. Risk Factors
     There have been no material changes from the risk factors previously disclosed in Item 1A of our 2008 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended March 31, 2009:

				Maximum
				Number (or
			Total Number of	Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as	Shares (or Units)
			Part of Publicly	that May Yet Be
	Number of	Average Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the Plans
Period	Purchased(1)	Share(1)	Programs (2)	or Programs (2)
January 1, 2009 through January 31, 2009	32,567	$16.61	—	$138,851,256
February 1, 2009 through February 28, 2009	813,402	$7.77	813,028	$132,536,481
March 1, 2009 through March 31, 2009	—		—	$132,536,481

Total	845,969	$8.11	813,028	$132,536,481

(1)	These columns include the following transactions during the three months ended March 31, 2009: (i) the surrender to the Company of 32,941 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and (ii) the purchase of 813,028 shares of common stock on the open market as part of the Company’s stock repurchase program.

(2)	On December 13, 2007, the Company’s Board of Directors authorized a $200 million stock repurchase program of its common stock. This program allows for the repurchase of the Company’s common stock through December 31, 2009. During the three months ended March 31, 2009, 813,028 shares were repurchased under this program at a cost of approximately $6.3 million. Since the inception of this program through March 31, 2009, the Company has repurchased a total of 3,532,728 shares at a cost of approximately $67.5 million.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit Number	Description

10.18.7	Sixth Amendment to the Second Amended and Restated Credit Agreement dated March 31, 2009, amending the Second Amended and Restated Credit Agreement dated April 20, 2005 (filed herewith).

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer (filed herewith).

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By	/s/ WILLIAM A. MCWHIRTER II
Registrant		William A. McWhirter II
Senior Vice President and Chief Financial Officer April 30, 2009

INDEX TO EXHIBITS

Exhibit Number	Description

10.18.7	Sixth Amendment to the Second Amended and Restated Credit Agreement dated March 31, 2009, amending the Second Amended and Restated Credit Agreement dated April 20, 2005 (filed herewith).
31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer (filed herewith).
32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).