Form 10-Q
period 2009-06-30
TRINITY INDUSTRIES INC
filed 2009-07-30
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐  Yes     ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑.
     At July 24, 2009 there were 79,279,419 shares of the Registrant’s common stock outstanding.

TRINITY INDUSTRIES, INC.
FORM 10-Q
The Consolidated Balance Sheet as of December 31, 2008, the Consolidated Statements of Operations for the three and six months ended June 30, 2008, and the Consolidated Statement of Cash Flows for the six months ended June 30, 2008 have been adjusted due to the adoption of new accounting pronouncements. See Notes 9 and 15 to the Consolidated Financial Statements for an explanation of the effects of these pronouncements.

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(adjusted - see		(adjusted - see
		Notes 9 and 15)		Notes 9 and 15)
	(in millions, except per share amounts)

Revenues	$716.1	$945.5	$1,509.6	$1,844.4
Operating costs:
Cost of revenues	586.1	730.5	1,247.4	1,447.0
Selling, engineering, and administrative expenses	47.3	65.0	96.2	121.2
Goodwill impairment	325.0	—	325.0	—

	958.4	795.5	1,668.6	1,568.2

Operating profit (loss)	(242.3)	150.0	(159.0)	276.2

Other (income) expense:
Interest income	(0.3)	(1.0)	(0.6)	(3.3)
Interest expense	28.8	27.0	57.8	50.2
Other, net	(4.5)	(12.2)	(5.1)	(13.3)

	24.0	13.8	52.1	33.6

Income (loss) from continuing operations before income taxes	(266.3)	136.2	(211.1)	242.6

Provision (benefit) for income taxes	(56.9)	52.0	(35.7)	94.3

Income (loss) from continuing operations	(209.4)	84.2	(175.4)	148.3

Discontinued operations:
Loss from discontinued operations, net of benefit for income taxes of $0.0, $0.0, $0.0, and $(0.1)	—	—	(0.1)	(0.3)

Net income (loss)	$(209.4)	$84.2	$(175.5)	$148.0

Net income (loss) per common share:
Basic:
Continuing operations	$(2.75)	$1.03	$(2.30)	$1.82
Discontinued operations	—	—	—	—

	$(2.75)	$1.03	$(2.30)	$1.82

Diluted:
Continuing operations	$(2.75)	$1.03	$(2.30)	$1.81
Discontinued operations	—	—	—	—

	$(2.75)	$1.03	$(2.30)	$1.81

Weighted average number of shares outstanding:
Basic	76.2	78.8	76.4	79.0
Diluted	76.2	79.3	76.4	79.4

Dividends declared per common share	$0.08	$0.08	$0.16	$0.15
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(unaudited)	(adjusted -
		see Note 9)
	(in millions)
Assets
Cash and cash equivalents	$440.9	$161.8

Receivables, net of allowance	215.2	251.3

Income tax receivable	18.1	98.7

Inventories:
Raw materials and supplies	175.9	353.0
Work in process	77.9	111.2
Finished goods	115.5	147.6

	369.3	611.8

Property, plant, and equipment, at cost	3,928.9	3,843.5
Less accumulated depreciation	(929.7)	(852.9)

	2,999.2	2,990.6

Goodwill	180.8	504.0

Other assets	306.5	293.4

	$4,530.0	$4,911.6

Liabilities and Stockholders’ Equity

Accounts payable	$111.7	$217.6

Accrued liabilities	353.4	481.8

Debt:
Recourse, net of unamortized discount of $126.5 and $131.2	628.0	584.4
Non-recourse	1,155.8	1,190.3

	1,783.8	1,774.7

Deferred income	79.6	71.8

Deferred income taxes	368.7	388.3

Other liabilities	66.0	65.1

	2,763.2	2,999.3
Stockholders’ equity:

Preferred stock — 1.5 shares authorized and unissued	—	—

Common stock — 200.0 shares authorized	81.7	81.7

Capital in excess of par value	596.1	612.7

Retained earnings	1,238.9	1,427.0

Accumulated other comprehensive loss	(111.0)	(161.3)

Treasury stock	(38.9)	(47.8)

	1,766.8	1,912.3

	$4,530.0	$4,911.6

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2009	2008
		(adjusted -
		See Note 9)
	(in millions)
Operating activities:
Net income (loss)	$(175.5)	$148.0
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Loss from discontinued operations	0.1	0.3
Goodwill impairment	325.0	—
Depreciation and amortization	80.7	65.9
Stock-based compensation expense	7.5	10.1
Excess tax benefits from stock-based compensation	—	(0.2)
(Benefit) provision for deferred income taxes	(47.5)	79.1
Gain on disposition of property, plant, equipment, and other assets	(4.6)	(10.5)
Other	(15.0)	(2.2)
Changes in assets and liabilities:
(Increase) decrease in receivables	36.1	(38.5)
(Increase) decrease in income tax receivable	80.6	(6.3)
(Increase) decrease in inventories	242.3	(131.7)
(Increase) decrease in other assets	(20.5)	(58.1)
Increase (decrease) in accounts payable	(106.2)	47.9
Increase (decrease) in accrued liabilities	(56.7)	(83.3)
Increase (decrease) in other liabilities	0.7	4.2

Net cash provided by operating activities — continuing operations	347.0	24.7
Net cash provided by operating activities — discontinued operations	—	0.8

Net cash provided by operating activities	347.0	25.5

Investing activities:
Proceeds from sales of railcars from our lease fleet	190.3	58.7
Proceeds from sales of railcars from our lease fleet — sale and leaseback	60.9	—
Proceeds from disposition of property, plant, equipment, and other assets	10.0	19.2
Capital expenditures — lease subsidiary	(243.8)	(426.1)
Capital expenditures — manufacturing and other	(31.6)	(51.7)

Net cash required by investing activities	(14.2)	(399.9)

Financing activities:
Issuance of common stock, net	—	2.6
Excess tax benefits from stock-based compensation	—	0.2
Payments to retire debt	(96.1)	(357.8)
Proceeds from issuance of debt	61.4	673.3
Stock repurchases	(6.3)	(12.2)
Dividends paid to common shareholders	(12.7)	(11.3)

Net cash (required) provided by financing activities	(53.7)	294.8

Net increase (decrease) in cash and cash equivalents	279.1	(79.6)
Cash and cash equivalents at beginning of period	161.8	289.6

Cash and cash equivalents at end of period	$440.9	$210.0

Noncash investing and financing activity:
During the six months ended June 30, 2009, the Company acquired $39.0 million of equipment on lease through the assumption of capital lease obligations.
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity

	Common Stock
			Capital
			in		Accumulated
	Shares		Excess		Other		Treasury	Total
	(200.0	$1.00 Par	of Par	Retained	Comprehensive	Treasury	Stock at	Stockholders’
	Authorized)	Value	Value	Earnings	Loss	Shares	Cost	Equity
(unaudited)
(in millions, except par value)

Balances at December 31, 2008 as originally reported	81.7	$81.7	$519.9	$1,438.7	$(161.3)	(2.3)	$(47.8)	$1,831.2

Cumulative effect of adopting FSP APB 14-1 (see Note 9)	—	—	92.8	(11.7)	—	—	—	81.1

Balances at December 31, 2008 as adjusted	81.7	$81.7	$612.7	$1,427.0	$(161.3)	(2.3)	$(47.8)	$1,912.3
Net loss	—	—	—	(175.5)	—	—	—	(175.5)
Other comprehensive income (loss):
Change in unrealized loss on derivative financial instruments, net of tax	—	—	—	—	23.5	—	—	23.5
Change in funded status of pension liability, net of tax	—	—	—	—	27.7	—	—	27.7
Other changes, net of tax	—	—	—	—	(0.9)	—	—	(0.9)

Comprehensive net loss								(125.2)
Cash dividends on common stock	—	—	—	(12.6)	—	—	—	(12.6)
Restricted shares issued, net	—	—	(15.3)	—	—	0.6	15.1	(0.2)
Shares repurchased	—	—	—	—	—	(0.8)	(6.3)	(6.3)
Stock-based compensation expense	—	—	(1.3)	—	—	—	—	(1.3)
Other	—	—	—	—	—	0.1	0.1	0.1

Balances at June 30, 2009	81.7	$81.7	$596.1	$1,238.9	$(111.0)	(2.4)	$(38.9)	$1,766.8

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
     The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and subsidiaries (“Trinity”, “Company”, “we”, or “our”). In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of June 30, 2009, the results of operations for the three and six month periods ended June 30, 2009 and 2008, and cash flows for the six month periods ended June 30, 2009 and 2008 have been made in conformity with generally accepted accounting principles. Because of seasonal and other factors, the results of operations for the six month period ended June 30, 2009 may not be indicative of expected results of operations for the year ending December 31, 2009. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2008. Amounts previously reported have been adjusted as a result of the adoption of accounting pronouncements as explained further under Recent Accounting Pronouncements and Notes 9 and 15. Certain prior year balances have been reclassified on the Consolidated Balance Sheets and Consolidated Statements of Cash Flows to conform to the 2009 presentations.
Goodwill and Long-lived Assets
     Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), requires goodwill to be tested for impairment annually, or on an interim basis, whenever events or circumstances change, indicating that the carrying amount of the asset might be impaired. The goodwill impairment test is a two-step process requiring the comparison of the reporting unit’s estimated fair value with the carrying amount of its net assets. Step two of the impairment test is necessary to determine the amount of goodwill impairment to be recorded when the reporting unit’s recorded net assets exceed its fair value. We perform this test for our five principal business segments, considered to be “reporting units” under the provisions of SFAS 142: (1) the Rail Group, (2) the Construction Products Group, (3) the Inland Barge Group, (4) the Energy Equipment Group, and (5) the Railcar Leasing and Management Services Group.
     During the second quarter of 2009, there was a significant decline in new orders for railcars and continued weakening demand for products in the Rail Group as well as a change in the average estimated railcar deliveries from independent third party research firms. Additionally, the significant number of idled railcars in the North American fleet resulted in the creation of new internal sales estimates by railcar type. Based on this information, we concluded that indications of impairment existed with respect to the Rail Group which required an interim goodwill impairment analysis and, accordingly, we performed such a test as of June 30, 2009. The table below is an average of the estimates of approximate industry railcar deliveries for the next five years from two independent third party research firms, Global Insight, Inc. and Economic Planning Associates, Inc.
Average Estimated Railcar Deliveries

	As of January 2009	As of May 2009	Percent Change
2009	28,300	24,000	(15.2)%
2010	23,700	15,100	(36.3)%
2011	41,550	29,150	(29.8)%
2012	56,050	48,200	(14.0)%
2013	62,550	59,750	(4.5)%
     Our estimate of the Rail Group’s fair value (considered to be a level three fair value measurement) utilized an income approach based on the anticipated future discounted cash flows of the Rail Group, requiring significant estimates and judgments related to future revenues and operating profits, exit multiples, tax rates and consequences, and discount rates based upon market-based capital costs. Because the estimated fair value of the Rail Group was less than the carrying amount of its net assets, we performed step two of our goodwill impairment analysis as required by SFAS 142, by estimating the fair value of individual assets and liabilities of the Rail Group in accordance with the provisions of SFAS No. 141(R), Business Combinations and SFAS No. 157, Fair Value Measurements. The result of our impairment analysis indicated that the remaining implied goodwill amounted to $122.5 million for our Rail Group as of June 30, 2009 and, consequently, we recorded an impairment charge of $325.0 million during the second quarter of 2009. The change in our estimate of the Rail Group’s enterprise value from December 31, 2008 to June 30, 2009 was driven by economic indicators, including third-party studies that are predicting that the decline in the railcar industry is likely to extend longer than was previously expected. In management’s opinion, no interim impairment tests were necessary for our remaining business segments as there has not been a significant change in market conditions for these segments since the annual impairment test.

     Additionally, we performed an interim test for recoverability of the carrying value of our Rail Group long-lived assets based on cash flow estimates consistent with those used in the goodwill impairment test. The carrying value of long-lived assets to be held and used is considered impaired only when their carrying value is not recoverable through undiscounted future cash flows and the fair value of the assets is less than their carrying value. We determined that there was no impairment of the recoverability of the Rail Group’s long-lived assets as the Rail Group’s estimated undiscounted future cash flows exceeded the carrying value of its long-lived assets.
     Given the current economic environment and the uncertainties regarding the potential impact on our businesses, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for the purposes of the long-lived asset and goodwill impairment tests during the second quarter of 2009 will prove to be accurate predictions of the future. If our assumptions regarding forecasted cash flows are not achieved, it is possible that additional impairments of remaining goodwill and long-lived assets may be required.
Stockholders’ Equity
     On December 13, 2007, the Company’s Board of Directors authorized a $200 million common stock repurchase program allowing for repurchases through December 31, 2009. During the six months ended June 30, 2009 and 2008, 813,028 and 471,100 shares were repurchased under this program at a cost of approximately $6.3 million and $12.2 million, respectively. No shares were repurchased under this program for the three months ended June 30, 2009 and 2008. Since the inception of this program through June 30, 2009, the Company has repurchased a total of 3,532,728 shares at a cost of approximately $67.5 million.
Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, Business Combinations, and SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements. Both standards were effective for fiscal years beginning after December 15, 2008 and are applicable only to transactions occurring after the effective date. The Company adopted this standard as of January 1, 2009; however, for the three and six months ended June 30, 2009, the Company did not enter into any transactions for which these standards would be applicable.
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
     The provisions of SFAS 161 were effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted this standard as of January 1, 2009, and the impact of the adoption was not significant. See Note 6 for required disclosures.
     In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires that issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The effective date of FSP APB 14-1 is for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and does not permit earlier application. The Company adopted the provisions of FSP APB 14-1 as of January 1, 2009. See Note 9 for a further explanation of the effects of implementing this pronouncement as it applies to our Convertible Subordinated Notes.

     In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 applies to the calculation of earnings per share for share-based payment awards with nonforfeitable rights to dividends or dividend equivalents under SFAS No. 128, Earnings Per Share and is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those years. The Company adopted the provisions of FSP EITF 03-6-1 as of January 1, 2009. See Note 15 for a further explanation of the effects of implementing this pronouncement.
     In April 2009, the FASB issued FASB Staff Position 107-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends FASB 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The effective date of FSP 107-1 is for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the provisions of FSP 107-1 as of June 30, 2009. See Note 2 for required disclosures.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). This standard requires the disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. This standard is not expected to result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure, in its financial statements. The provisions for SFAS 165 were effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively. The Company adopted this standard on June 30, 2009, and the impact of the adoption was not significant. Subsequent events through July 30, 2009 were evaluated.
     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which amends FASB Interpretation No. 46 (revised December 2003) to address the elimination of the concept of a qualifying special purpose entity. SFAS 167 also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, SFAS 167 provides more timely and useful information about an enterprise’s involvement with a variable interest entity. SFAS 167 will become effective in the first quarter of 2010. We are currently evaluating whether this standard will have an impact on our consolidated financial statements.
Note 2. Fair Value Accounting
     In September 2007, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. SFAS 157 for financial assets and liabilities was effective for fiscal years beginning after November 15, 2007. The Company adopted this standard as of January 1, 2008, and the impact of the adoption was not significant.
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

     Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of June 30, 2009
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$366.3	$—	$—	$366.3
Restricted assets (1)	122.6	—	—	122.6
Fuel derivative instruments (2)	—	0.2	—	0.2

Total assets	$488.9	$0.2	$—	$489.1

Liabilities:
Fuel derivative instruments (2)	$—	$0.3	$—	$0.3
Interest rate hedges (3)	—	33.0	—	33.0

Total liabilities	$—	$33.3	$—	$33.3

(1)	Restricted assets are included in Other assets on the Consolidated Balance Sheet and are comprised of cash equivalents.

(2)	Fuel derivative instruments are included in Other assets and Other liabilities on the Consolidated Balance Sheet.

(3)	Interest rate hedges are included in Other liabilities on the Consolidated Balance Sheet.
     The carrying amounts and estimated fair values of our long-term debt at June 30, 2009 were as follows:

		Estimated Fair
	Carrying Value	Value
	(in millions)
Convertible subordinated notes	$323.5	$244.1
Senior notes	201.5	175.6
Term loan	61.0	61.0
Secured railcar equipment notes	312.6	312.6
Warehouse facility	298.6	298.6
Promissory notes	544.6	544.6
Capital lease obligations	39.0	39.0
Other	3.0	3.0

Total	$1,783.8	$1,678.5

     The estimated fair values of our convertible subordinated notes and our senior notes were based on quoted market prices as of June 30, 2009. The carrying value of our warehouse facility, promissory notes, and term loan approximate fair value because the interest rate adjusts to market interest rates. The fair values of all other financial instruments are estimated to approximate carrying value.
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
     The financial information from continuing operations for these segments is shown in the tables below. We operate principally in North America.

Three Months Ended June 30, 2009

	Revenues			Operating
				Profit
	External	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$159.4	$143.9	$303.3	$(328.7)
Construction Products Group	152.2	1.1	153.3	15.5
Inland Barge Group	136.7	—	136.7	30.3
Energy Equipment Group	132.6	1.8	134.4	25.2
Railcar Leasing and Management Services Group	133.5	—	133.5	35.2
All Other	1.7	8.7	10.4	(1.7)
Corporate	—	—	—	(7.8)
Eliminations — Lease subsidiary	—	(138.8)	(138.8)	(8.8)
Eliminations — Other	—	(16.7)	(16.7)	(1.5)

Consolidated Total	$716.1	$—	$716.1	$(242.3)

Three Months Ended June 30, 2008

	Revenues			Operating
				Profit
	External	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$334.9	$255.7	$590.6	$72.4
Construction Products Group	214.3	4.9	219.2	21.1
Inland Barge Group	150.9	—	150.9	27.2
Energy Equipment Group	154.3	3.0	157.3	25.4
Railcar Leasing and Management Services Group	86.4	—	86.4	36.0
All Other	4.7	13.7	18.4	5.8
Corporate	—	—	—	(11.8)
Eliminations — Lease subsidiary	—	(252.6)	(252.6)	(23.1)
Eliminations — Other	—	(24.7)	(24.7)	(3.0)

Consolidated Total	$945.5	$—	$945.5	$150.0

Six Months Ended June 30, 2009

	Revenues			Operating
				Profit
	External	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$322.1	$265.1	$587.2	$(334.5)
Construction Products Group	273.2	3.6	276.8	13.6
Inland Barge Group	293.7	—	293.7	69.2
Energy Equipment Group	259.3	3.6	262.9	43.5
Railcar Leasing and Management Services Group	355.9	—	355.9	87.9
All Other	5.4	19.4	24.8	(3.1)
Corporate	—	—	—	(15.4)
Eliminations — Lease subsidiary	—	(255.3)	(255.3)	(17.7)
Eliminations — Other	—	(36.4)	(36.4)	(2.5)

Consolidated Total	$1,509.6	$—	$1,509.6	$(159.0)

Six Months Ended June 30, 2008

				Operating
	Revenues			Profit
	External	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$682.6	$475.8	$1,158.4	$149.6
Construction Products Group	379.3	9.2	388.5	33.3
Inland Barge Group	288.7	—	288.7	53.7
Energy Equipment Group	280.5	6.3	286.8	43.6
Railcar Leasing and Management Services Group	206.2	—	206.2	70.1
All Other	7.1	29.5	36.6	5.5
Corporate	—	—	—	(17.2)
Eliminations — Lease subsidiary	—	(469.3)	(469.3)	(54.3)
Eliminations — Other	—	(51.5)	(51.5)	(8.1)

Consolidated Total	$1,844.4	$—	$1,844.4	$276.2

Note 4. Railcar Leasing and Management Services Group
     The Railcar Leasing and Management Services Group (“Leasing Group”) provides fleet management, maintenance, and leasing services. Selected combined financial information for the Leasing Group is as follows:

	June 30,	December 31,
	2009	2008
		(as reported)
	(in millions)

Cash	$13.8	$12.7
Leasing equipment:
Machinery and other	37.7	37.0
Equipment on lease	3,016.0	2,973.2

	3,053.7	3,010.2
Accumulated depreciation	(266.5)	(232.7)

	2,787.2	2,777.5

Restricted assets	122.6	120.2
Debt:
Recourse	100.0	61.4
Non-recourse	1,155.8	1,190.3

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)

Revenues	$133.5	$86.4	$355.9	$206.2
Operating profit	35.2	36.0	87.9	70.1
     For the three and six months ended June 30, 2009, revenues of $51.7 million and operating profit of $4.1 million and revenues of $183.8 million and operating profit of $22.7 million, respectively, were related to sales of railcars from the lease fleet to a company in which Trinity holds an equity investment. For the three and six months ended June 30, 2008, revenues of $8.3 million and operating profit of $1.4 million and revenues of $46.2 million and operating profit of $7.2 million, respectively, were related to sales of railcars from the lease fleet to a company in which Trinity holds an equity investment. See Note 5 Equity Investment.
     The Leasing Group’s interest expense, which is not a component of operating profit and includes the effects of hedges related to the Leasing Group’s debt, was $18.2 million and $36.5 million for the three and six months ended June 30, 2009, respectively, and $16.4 million and $29.4 million, respectively, for the same periods last year. Rent expense, which is a component of operating profit, was $11.4 million and $22.9 million for the three and six months ended June 30, 2009, respectively, and $11.2 million and $22.4 million, respectively, for the same periods last year.

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

	Remaining
	six months
	of 2009	2010	2011	2012	2013	Thereafter	Total
	(in millions)

Future Contractual Minimum Rental Revenues on Leases	$109.7	$202.7	$161.5	$127.3	$97.9	$248.5	$947.6
     The Leasing Group’s debt at June 30, 2009 consists of both recourse and non-recourse debt. In February 2009, the Company repaid in full the $61 million of recourse debt outstanding at December 31, 2008 while entering into a seven-year $61 million term loan agreement and two ten-year capital lease obligations totaling $26.1 million during the quarter ended June 30, 2009. New capital lease obligations since December 31, 2008 totaled $39.0 million. These new debt obligations are guaranteed by the Company and secured by railcar equipment and related leases. See Note 9 for the form, maturities, and descriptions of the debt. Leasing Group equipment with a net book value of approximately $1,681.1 million is pledged as collateral for Leasing Group debt. Leasing Group equipment with a net book value of approximately $105.6 million is pledged as collateral against operating lease obligations.
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

	Remaining
	six months
	of 2009	2010	2011	2012	2013	Thereafter	Total
	(in millions)
Future Operating Lease Obligations of Trusts’ Cars	$23.8	$40.7	$41.7	$44.9	$46.1	$475.0	$672.2

Future Contractual Minimum Rental Revenues of Trusts’ Cars	$27.3	$49.0	$40.7	$33.6	$23.0	$69.0	$242.6
Note 5. Equity Investment
     In 2007, the Company and five other equity investors unrelated to the Company or its subsidiaries formed TRIP Rail Holdings LLC (“TRIP Holdings”) for the purpose of providing railcar leasing and management services in North America. TRIP Holdings, through its wholly-owned subsidiary, TRIP Rail Leasing LLC (“TRIP Leasing”) purchases railcars from the Company’s Rail and Leasing Groups funded by capital contributions from TRIP Holdings’ equity investors and third-party debt. The Company agreed to provide 20% of the total of all capital contributions required by TRIP Holdings up to a total commitment of $49.0 million in exchange for 20% of the equity in TRIP Holdings. In January 2009, the Company acquired an additional 5% equity ownership in TRIP Holdings for approximately $9.0 million from another equity investor. As a result, the Company now owns a 25% equity ownership in TRIP Holdings, increasing the Company’s total commitment by $12.3 million to $61.3 million, of which $56.3 million has been paid. The Company receives 25% of the distributions made from TRIP Holdings to equity investors and has a 25% interest in the net assets of TRIP Holdings upon a liquidation event. The terms of the Company’s 25% equity investment are identical to the terms of each of the other four equity investors. Railcars purchased from the Company by TRIP Leasing are required to be purchased at prices comparable with the prices of all similar railcars sold by the Company during the same period for new railcars and at prices based on third party appraised values for used railcars. The manager of TRIP Holdings, Trinity Industries Leasing Company (“TILC”), a wholly owned subsidiary of Trinity, may be removed without cause as a result of a majority vote of the non-Company equity members.
     In 2008 and 2007, the Company contributed $14.6 million and $21.3 million, respectively, in capital to TRIP Holdings equal to its 20% pro rata share of total capital received during those years by TRIP Holdings from the equity investors of TRIP Holdings. During the three and six months ended June 30, 2009, Trinity funded $4.9 million and $20.4 million, respectively, pursuant to Trinity’s 25% equity ownership obligation, totaling a $56.3 million investment in TRIP Holdings as of June 30, 2009. Trinity’s remaining equity commitment exposure to TRIP Holdings is $5.0 million through June 2010. The Company also paid $13.8 million in structuring and placement fees to the principal underwriter in conjunction with the formation of TRIP Holdings that are expensed on a pro rata basis as railcars are purchased from the Company. For the three and six months ended June 30, 2009, $1.5 million and $4.1 million, respectively, of these structuring and placement fees were expensed, leaving the balance fully amortized as of June 30, 2009. Such expense has been treated as sales commissions included in operating costs in the Company’s Consolidated Statements of Operations. As of June 30, 2009, TRIP Leasing had purchased $1,284.7 million of railcars from the Company. Under TRIP Leasing’s debt agreement, the lenders’ availability period to finance additional railcar purchases ended on June 27, 2009. The Company has no obligation to guarantee performance under the debt agreement, guarantee any railcar residual values, shield any parties from losses, or guarantee minimum yields. The Company’s carrying value of its investment in TRIP Holdings is as follows:

	June 30,	December 31,
	2009	2008
	(in millions)
Capital contributions	$56.3	$35.9
Equity in earnings	1.8	0.5
Equity in unrealized losses on derivative financial instruments	(4.3)	(9.5)
Distributions	(6.0)	(3.1)
Deferred broker fees	(1.0)	(0.8)

	$46.8	$23.0

     Sales of railcars to TRIP Leasing and related gains for the three and six month periods ended June 30, 2009 and 2008 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)
Rail Group:
Sales of railcars to TRIP Leasing	$75.0	$83.0	$113.0	$229.0
Gain on sales of railcars to TRIP Leasing	$6.2	$19.2	$11.2	$44.8
Deferral of gain on sales of railcars to TRIP Leasing based on Trinity’s equity interest	$1.6	$3.8	$2.8	$8.9

TILC:
Sales of railcars to TRIP Leasing	$51.7	$8.3	$183.8	$46.2
Recognition of previously deferred gain on sales of railcars to TRIP Leasing	$5.5	$1.8	$30.3	$9.0
Deferral of gain on sales of railcars to TRIP Leasing based on Trinity’s equity interest	$1.4	$0.4	$7.6	$1.8
     Administrative fees paid to TILC by TRIP for the three and six month periods ended June 30, 2009, were $1.3 million and $2.7 million, respectively, and $0.9 million and $2.1 million, respectively, for the same periods last year.
     See Note 5 of the December 31, 2008 Consolidated Financial Statements filed on Form 10-K for additional information.
Note 6. Derivative Instruments
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

     Interest rate hedges
     In anticipation of a future debt issuance, we entered into interest rate swap transactions during the fourth quarter of 2006 and during 2007. These instruments, with a notional amount of $370 million, hedged the interest rate on a portion of a future debt issuance associated with an anticipated railcar leasing transaction, which closed in May 2008. These instruments settled during the second quarter of 2008. The weighted average fixed interest rate under these instruments was 5.34%. These interest rate swaps were accounted for as cash flow hedges with changes in the fair value of the instruments of $24.5 million recorded as a loss in Accumulated Other Comprehensive Loss (“AOCL”) through the date the related debt issuance closed with a principal balance of $572.2 million in May 2008. The balance is being amortized over the term of the related debt. On June 30, 2009, the balance remaining in AOCL was $19.8 million. The effect on interest expense for the three and six months ended June 30, 2009, was an increase of $1.0 million and $2.0 million, respectively, due to amortization of the AOCL balance. The effect on interest expense for the three and six months ended June 30, 2008, was an increase of $2.8 million and $5.0 million, respectively, due to the ineffective portion of the hedges primarily associated with hedged interest payments that were never made and amortization of the AOCL balance. It is expected that $3.9 million in losses will be recognized in earnings during the next twelve months from amortization of the AOCL balance.
     In May 2008, we entered into an interest rate swap transaction that is being used to fix the LIBOR component of the debt issuance which closed in May 2008. The fixed interest rate under this instrument is 4.126%. The amount recorded for this instrument as of June 30, 2009 in the consolidated balance sheet was a liability of $30.5 million, with $29.7 million of expense in AOCL. The effect on interest expense for the three and six months ended June 30, 2009 was an increase of $5.0 million and $10.0 million, respectively, which primarily related to the monthly settlement of interest. The effect on interest expense for the three and six months ended June 30, 2008 was an increase of $1.1 million, which primarily related to the monthly settlement of interest.
     During the fourth quarter of 2008, we entered into interest rate swap transactions with a notional amount of $200 million that are being used to counter our exposure to changes in the variable interest rate associated with our warehouse facility. The weighted average fixed interest rate under these instruments at June 30, 2009 was 1.798%. The amount recorded for these instruments as of June 30, 2009 in the consolidated balance sheet was a liability of $2.5 million. The effect on interest expense for the three and six months ended June 30, 2009 was an increase of $0.3 million and $1.4 million, respectively, which included the mark to market valuation on the interest rate swap transactions and the monthly settlement of interest.
     During 2005 and 2006, we entered into interest rate swap transactions in anticipation of a future debt issuance. These instruments, with a notional amount of $200 million, fixed the interest rate on a portion of a future debt issuance associated with a railcar leasing transaction in 2006 and settled at maturity in the first quarter of 2006. The weighted average fixed interest rate under these instruments was 4.87%. These interest rate swaps were being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in AOCL through the date the related debt issuance closed in May 2006. The balance is being amortized over the term of the related debt. At June 30, 2009, the balance remaining in AOCL was $3.2 million. The effect of the amortization on interest expense for the three and six month periods ended June 30, 2009 was a decrease of $0.1 million and $0.2 million, respectively. The effect on the same periods in the prior year was a decrease of $0.1 million and $0.2 million, respectively.
     Natural gas and diesel fuel
     We continue a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet for natural gas hedges was a liability of $0.3 million as of June 30, 2009. The amount recorded in the consolidated balance sheet for diesel fuel hedges was an asset of $0.2 million and $0.1 million of income in AOCL. The effect of both derivatives on the consolidated statement of operations was operating income of $0.3 million for the three month period ended June 30, 2009, and operating expense of $1.5 million for the six month period ended June 30, 2009, which includes the mark to market valuation resulting in a gain of $0.2 million and a loss of $0.2 million for the three and six month periods ended June 30, 2009, respectively. The effect on the consolidated statement of operations for the three and six month periods ended June 30, 2008 was operating income of $8.5 million and $9.9 million, respectively, which includes the mark to market valuation resulting in gains of $7.6 million and $8.9 million for the three and six month periods ended June 30, 2008, respectively.

     Foreign Exchange Hedge
     During the first and second quarters of 2009, we entered into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. These instruments are short term with quarterly maturities and no remaining balance in AOCL. The effect on the consolidated statement of operations for the three and six months ended June 30, 2009 was expense of $0.8 million and $1.0 million, respectively, included in other, net on the consolidated statement of operations.
     Zinc
     In 2008, we continued a program to mitigate the impact of fluctuations in the price of zinc purchases. The intent of this program was to protect our operating profit from adverse price changes by entering into derivative instruments. These instruments were short term with monthly maturities and no remaining balances in AOCL. The effect on the consolidated statement of operations for the three and six months ended June 30, 2008 was operating income of $0.3 million and $0.9 million, respectively. We have not entered into any new zinc derivative instruments in 2009.
Note 7. Property, Plant, and Equipment
     The following table summarizes the components of property, plant, and equipment as of June 30, 2009 and December 31, 2008.

	June 30,	December 31,
	2009	2008
		(as reported)
	(in millions)
Corporate/Manufacturing:
Land	$37.5	$38.1
Buildings and improvements	418.4	401.4
Machinery and other	733.5	685.4
Construction in progress	16.6	50.7

	1,206.0	1,175.6
Less accumulated depreciation	(663.2)	(620.2)

	542.8	555.4

Leasing:
Machinery and other	37.7	37.0
Equipment on lease	3,016.0	2,973.2

	3,053.7	3,010.2
Less accumulated depreciation	(266.5)	(232.7)

	2,787.2	2,777.5
Deferred profit on railcars sold to the Leasing Group	(330.8)	(342.3)

	$2,999.2	$2,990.6

Note 8. Warranties
     The Company provides warranties against workmanship and materials defects ranging from one to five years depending on the product. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been filed by a customer. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. The Company provides for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assesses the adequacy of the resulting reserves on a quarterly basis. The changes in the accruals for warranties for the three and six month periods ended June 30, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)
Beginning balance	$22.6	$28.6	$25.7	$28.3
Warranty costs incurred	(2.7)	(1.0)	(4.9)	(1.7)
Warranty originations	1.1	2.2	2.6	3.9
Warranty expirations	(2.5)	(0.2)	(4.9)	(0.9)

Ending balance	$18.5	$29.6	$18.5	$29.6

Note 9. Debt
     The following table summarizes the components of debt as of June 30, 2009 and December 31, 2008.

	June 30,	December 31,
	2009	2008
		(adjusted)
	(in millions)
Corporate/Manufacturing — Recourse:
Revolving commitment	$—	$—
Convertible subordinated notes	450.0	450.0
Less: unamortized discount	(126.5)	(131.2)

	323.5	318.8

Senior notes	201.5	201.5
Other	3.0	2.7

	528.0	523.0

Leasing — Recourse:
Capital lease obligations	39.0	—
Term loan	61.0	—
Equipment trust certificates	—	61.4

	628.0	584.4

Leasing — Non-recourse:
Secured railcar equipment notes	312.6	320.0
Warehouse facility	298.6	312.7
Promissory notes	544.6	557.6

	1,155.8	1,190.3

Total debt	$1,783.8	$1,774.7

     On January 1, 2009, we adopted the provisions of FSP APB 14-1 as applicable to the Company’s 3 7/8% Convertible Subordinated Notes issued June 2006. FSP APB 14-1 requires that the accounting for these types of instruments reflect their underlying economics by capturing the value of the conversion option as borrowing costs and recognizing their potential dilutive effects on earnings per share. FSP APB 14-1 requires retrospective application to all periods presented and does not grandfather existing instruments.
     As a result of adopting FSP APB 14-1, on January 1, 2009, we recorded the following adjustments to amounts previously reported in our December 31, 2008 Consolidated Balance Sheet:

		Increase/(Decrease)
			Adjustments to
			income from
			debt issuance
		Adjustments	date through
	Originally	as of debt	December 31,
	reported	issuance date	2008	Adjusted
	(In millions)
Other assets	$297.1	$(3.2)	$(0.5)	$293.4
Deferred income taxes	$341.9	$56.6	$(10.2)	$388.3
Debt	$1,905.9	$(152.6)	$21.4	$1,774.7
Capital in excess of par value	$519.9	$92.8	$—	$612.7
Retained earnings	$1,438.7	$—	$(11.7)	$1,427.0
     These adjustments, required by FSP APB 14-1, record the effects of (1) reclassifying $152.6 million to capital in excess of par value with an offsetting reduction to debt in the form of unamortized discount representing the amount of the proceeds received from the issuance of the Convertible Subordinated Notes attributable to their conversion options; (2) reclassifying $3.2 million in debt origination costs related to the Convertible Subordinated Notes from other assets to capital in excess of par value; (3) recognizing additional amortization of debt discount and debt origination costs as an increase to interest expense for the period from the issuance of the Convertible Subordinated Notes through December 31, 2008; and (4) the corresponding effect of these adjustments on deferred tax expense and deferred tax liability.
     Additionally, interest expense for the three and six months ended June 30, 2008 was increased by $2.2 million and $4.4 million, respectively, from amounts originally reported to include amortization of debt discount and debt origination costs with offsetting tax benefits of $0.8 million and $1.5 million, respectively. The effect of these adjustments for the three and six months ended June 30, 2008 was to decrease basic net income per share from continuing operations by $0.02 and $0.03, respectively, and to decrease diluted net income per share from continuing operations by $0.01 and $0.04, respectively. There was no change to the discontinued operations per common share data.
     As of June 30, 2009 and December 31, 2008, as adjusted, capital in excess of par value included $92.8 million related to the estimated value of the Convertible Subordinated Notes’ conversion options. Debt discount recorded in the consolidated balance sheet is being amortized through June 1, 2018 to yield an effective annual interest rate of 8.42% based upon the estimated market interest rate for comparable non-convertible debt as of the issuance date of the Convertible Subordinated Notes. Total interest expense recognized on the Subordinated Convertible Notes for the three and six months ended June 30, 2009 and 2008 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)
Coupon rate interest	$4.3	$4.3	$8.7	$8.7
Amortized debt discount	2.4	2.2	4.7	4.4

	$6.7	$6.5	$13.4	$13.1

     Trinity’s revolving credit facility requires maintenance of ratios related to interest coverage for the leasing and manufacturing operations, leverage, and minimum net worth. Interest on the revolving credit facility is calculated at prime or LIBOR plus 75 basis points. At June 30, 2009, there were no borrowings under our $425 million revolving credit facility that matures on October 19, 2012. After $90.1 million was considered for letters of credit, $334.9 million was available under the revolving credit facility.
     In May 2009, TILC renewed its railcar leasing warehouse facility through February 2011. Unless further renewed, this facility will be payable in three equal installments in August 2011, February 2012, and August 2012. The facility, which originally matured in August 2009, was established to finance railcars owned by TILC. Due to the lower level of demand for railcars at this time and the Company’s resulting need for less financing of this type, the size of the warehouse facility commitment was reduced from $600 million to $475 million. Advances under this facility bear interest at a defined index rate plus margin, for an all-in interest rate of 2.94% at June 30, 2009. At June 30, 2009, $298.6 million was outstanding and $176.4 million was available under this facility.
     During the quarter ended June 30, 2009, TILC entered into a seven-year $61 million term loan agreement and two ten-year capital lease obligations totaling $26.1 million. These new debt obligations are guaranteed by the Company and secured by railcar equipment and related leases.
     Terms and conditions of other debt, including recourse and non-recourse provisions, are described in Note 10 of the December 31, 2008 Consolidated Financial Statements filed on Form 10-K.
     The remaining principal payments under existing debt agreements as of June 30, 2009 are as follows:

	Remaining
	six months
	of 2009	2010	2011	2012	2013	Thereafter
	(in millions)
Recourse:
Corporate/Manufacturing	$0.7	$0.6	$0.3	$0.3	$0.2	$652.4
Leasing — term loan (Note 4)	1.2	2.5	2.6	2.8	3.0	48.9
Leasing — capital leases (Note 4)	0.8	1.7	1.8	1.9	2.1	30.7
Non-recourse:
Leasing — secured railcar equipment notes (Note 4)	7.9	16.5	14.9	13.7	15.4	244.2
Leasing — warehouse facility (Note 4)	5.6	9.1	18.3	10.5	—	—
Leasing — promissory notes (Note 4)	13.3	27.6	29.0	30.9	28.8	415.0

Total principal payments excluding termination of warehouse facility	29.5	58.0	66.9	60.1	49.5	1,391.2
Warehouse facility termination payments	—	—	86.2	168.9	—	—

Total principal payments	$29.5	$58.0	$153.1	$229.0	$49.5	$1,391.2

Note 10. Other, Net
     Other, net (income) expense consists of the following items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)
Gain on disposition of property, plant, and equipment	$(2.0)	$(10.4)	$(4.6)	$(10.5)
Foreign currency exchange transactions	(1.1)	(2.7)	1.6	(3.4)
Gain on equity investments	(0.8)	(0.2)	(1.4)	(0.4)
Other	(0.6)	1.1	(0.7)	1.0

Other, net	$(4.5)	$(12.2)	$(5.1)	$(13.3)

Note 11. Income Taxes
     The change in unrecognized tax benefits for the six months ended June 30, 2009 and 2008 is as follows:

	Six Months Ended
	June 30,
	2009	2008
	(in millions)
Beginning balance	$32.9	$23.7
Additions for tax positions related to the current year	1.5	1.2
Additions for tax positions of prior years	0.2	3.3
Reductions for tax positions of prior years	(3.3)	(1.0)

Ending balance	$31.3	$27.2

     The additions for the six months ended June 30, 2009, were amounts provided for tax positions previously taken in foreign jurisdictions and tax positions taken for federal and state income tax purposes as well as deferred tax liabilities that have been reclassified to uncertain tax positions.
     The reduction for tax positions of prior years for the six months ended June 30, 2009 related primarily to the completion of state audits in which the Company’s tax position was not challenged by the state and for which the position is now effectively settled and to a federal position that we believe will be sustained upon audit and therefore is no longer at risk.
     The total amount of unrecognized tax benefits including interest and penalties at June 30, 2009 that would affect the Company’s effective tax rate if recognized was $15.9 million. There is a reasonable possibility that unrecognized federal and state tax benefits will decrease by June 30, 2010 due to a lapse in the statute of limitations for assessing tax. Amounts subject to a lapse in statute by June 30, 2010 are $0.1 million. Further, there is a reasonable possibility that the unrecognized federal tax benefits will decrease by June 30, 2010 due to settlements with taxing authorities. Amounts expected to settle by June 30, 2010 are $11.1 million.
     Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of June 30, 2009 and December 31, 2008 was $11.1 million and $10.6 million, respectively.
     Income tax expense for the three and six months ended June 30, 2009 included $(0.8) million and $0.5 million, respectively, in interest expense and penalties related to uncertain tax positions. Income tax expense for the three and six months ended June 30, 2008 included $0.5 million and $2.8 million, respectively, in interest expense and penalties related to uncertain tax positions.
     We are currently under Internal Revenue Service (“IRS”) examination for the tax years ended 1998 through 2002 and 2004 through 2005, thus our statute remains open from the year ended March 31, 1998, forward. We have agreed upon all issues related to the 1998 through 2002 exam and have accepted the Tax Court’s decision on one of our issues. We are currently waiting for the IRS to issue their final Revenue Agent Report and thus expect the final settlement to occur within the next three to six months. We have also concluded the field work for the 2004 through 2005 exam and were issued a Revenue Agent Report, or “30-Day Letter.” Certain issues have been agreed upon by us and the IRS and certain issues remain unresolved. Accordingly, we have appealed those unresolved issues to the Appeals Division of the IRS. Additionally, in July 2009, the IRS began their examination of our 2006 through 2008 tax years. Therefore, the statute related to the 2004 through 2005 and the 2006 through 2008 examinations may remain open for an undeterminable period.

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
     During the second quarter of 2009, the Company received income tax refunds of $85.8 million and expects to receive an additional $5 million tax refund by year end.
     During the second quarter of 2009, the Company evaluated the ability to utilize its foreign tax credit carryforwards. We evaluated both positive and negative evidence in determining whether we believe that we have a more-likely-than-not chance of fully utilizing the foreign tax credits prior to their expiration. Due to the recent drop in our railcar market and timing of the expected recovery, the impairment of goodwill within the Rail Group, and the relative short remaining carryforward period of some of our older foreign tax credits, we have established a valuation allowance of $6.3 million against tax credits generated prior to 2007. We do not have any foreign tax credit carryover generated in 2007 and we believe the ten year carryover period and our current taxable structure allow us to conclude that it is likely that we will be able to fully utilize the most recently generated credits.
Note 12. Employee Retirement Plans
     The following table summarizes the components of net periodic pension cost for the Company.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)
Service cost	$0.3	$2.4	$2.5	$4.8
Interest	4.7	5.2	10.2	10.4
Expected return on plan assets	(3.9)	(5.0)	(7.9)	(10.0)
Amortization and deferral	0.8	0.5	2.7	1.0
Curtailment	—	—	(0.3)	—
Profit sharing	2.2	1.9	5.2	3.9

Net expenses	$4.1	$5.0	$12.4	$10.1

     During the first quarter of 2009, the Company amended its Supplemental Retirement Plan (the “Supplemental Plan”) to reduce future retirement plan costs. This amendment provides that all benefit accruals under the Supplemental Plan shall cease effective March 31, 2009, and the Supplemental Plan will be frozen as of that date. In addition, the Company amended the Trinity Industries, Inc. Standard Pension Plan (the “Pension Plan”). This amendment was designed to reduce future pension costs and provides that, effective March 31, 2009, all future benefit accruals under the Pension Plan will automatically cease for all participants, and the accrued benefits under the Pension Plan will be determined and frozen as of that date. Accordingly, as a result of these amendments, accrued pension liability was reduced by $44.1 million with an offsetting reduction in funded status of pension liability included in AOCL.
     Trinity contributed $4.2 million and $12.7 million to the Company’s defined benefit pension plans for the three and six month periods ended June 30, 2009, respectively. Trinity contributed $4.2 million and $7.7 million to the Company’s defined benefit pension plans for the three and six month periods ended June 30, 2008, respectively. Total contributions to the Company’s pension plans in 2009 are expected to be approximately $19.1 million.

Note 13. Accumulated Other Comprehensive Loss
Comprehensive net income (loss) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in millions)
Net income (loss)	$(209.4)	$84.2	$(175.5)	$148.0
Other comprehensive income (loss):
Currency translation adjustments, net of tax expense of $—, $—, $—, and $—	—	0.1	—	0.1
Change in funded status of pension liability, net of tax expense of $—, $—, $16.4, and $—	—	—	27.7	—
Change in unrealized loss on derivative financial instruments, net of tax expense (benefit) of $8.4, $6.1, $10.8, and $(0.8)	19.0	12.6	23.5	(0.3)
Other changes, net of tax expense (benefit) of $(0.1), $0.4, $(0.6), and $0.4	(0.1)	(0.6)	(0.9)	(0.6)

Comprehensive net income (loss)	$(190.5)	$96.3	$(125.2)	$147.2

The components of accumulated other comprehensive loss are as follows:

	June 30,	December 31,
	2009	2008
		(as reported)
	(in millions)
Currency translation adjustments, net of tax benefit of $(0.2) and $(0.1)	$(17.1)	$(17.1)
Unrealized loss on derivative financial instruments, net of tax benefit of $(17.1) and $(28.0)	(33.3)	(56.8)
Funded status of pension liability, net of tax benefit of $(34.5) and $(50.9)	(58.7)	(86.4)
Other changes, net of tax benefit of $(1.2) and $(0.6)	(1.9)	(1.0)

	$(111.0)	$(161.3)

Note 14. Stock-Based Compensation
     Stock-based compensation totaled approximately $3.6 million and $7.5 million for the three and six months ended June 30, 2009, respectively. Stock-based compensation totaled approximately $5.1 million and $10.1 million for the three and six months ended June 30, 2008, respectively.
Note 15. Net Income Per Common Share
     On January 1, 2009, we adopted the provisions of FSP EITF 03-6-1 requiring that unvested share-based payment awards containing non-forfeitable rights to dividends be considered participating securities and included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 requires that, upon adoption, all prior period earnings per share data presented be adjusted retrospectively. The effect of adopting FSP EITF 03-6-1 for the three and six months ended June 30, 2008 was to decrease basic net income per common share from continuing operations by $0.04 and $0.06, respectively. The effect of adopting FSP EITF 03-6-1 for the three and six months ended June 30, 2008 was to decrease diluted net income per common share from continuing operations by $0.02 and $0.03, respectively. There was no change to the discontinued operations per common share data.
     Basic net income per common share is computed by dividing net income remaining after allocation to unvested restricted shares by the weighted average number of common shares outstanding for the period. Except when the effect would be anti-dilutive, the calculation of diluted net income per common share includes the net impact of unvested restricted shares and shares that could be issued under outstanding stock options. Total weighted average restricted shares and stock options having an antidilutive effect on diluted earnings per share were 4.0 million shares and 3.9 million shares for the three and six month periods ended June 30, 2009, respectively. Total weighted average restricted shares and stock options having an antidilutive effect on diluted earnings per share were 2.6 million shares and 2.5 million shares for the three and six month periods ended June 30, 2008, respectively.

     The computation of basic and diluted net income (loss) applicable to common stockholders is as follows:

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
	(in millions, except per share amounts)
	Income	Average		Income	Average
	(Loss)	Shares	EPS	(Loss)	Shares	EPS

Income (loss) from continuing operations	$(209.4)			$84.2
Unvested restricted share participation	(0.4)			(2.7)

Income (loss) from continuing operations — basic	(209.8)	76.2	$(2.75)	81.5	78.8	$1.03

Effect of dilutive securities:
Stock options	—	—		—	0.5

Income (loss) from continuing operations — diluted*	$(209.8)	76.2	$(2.75)	$81.5	79.3	$1.03

Loss from discontinued operations, net of taxes	$0.0			$0.0
Loss allocable to unvested restricted shares	—			—

Loss from discontinued operations, net of taxes — basic	$0.0	76.2	$0.00	$0.0	78.8	$0.00

Effect of dilutive securities:
Stock options	—	—		—	0.5

Loss from discontinued operations, net of taxes — diluted	$0.0	76.2	$0.00	$0.0	79.3	$0.00

	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
	(in millions, except per share amounts)
	Income	Average		Income	Average
	(Loss)	Shares	EPS	(Loss)	Shares	EPS

Income (loss) from continuing operations	$(175.4)			$148.3
Unvested restricted share participation	(0.6)			(4.5)

Income (loss) from continuing operations — basic	(176.0)	76.4	$(2.30)	143.8	79.0	$1.82

Effect of dilutive securities:
Stock options	—	—		—	0.4

Income (loss) from continuing operations — diluted*	$(176.0)	76.4	$(2.30)	$143.8	79.4	$1.81

Loss from discontinued operations, net of taxes	$(0.1)			$(0.3)
Loss allocable to unvested restricted shares	—			—

Loss from discontinued operations, net of taxes — basic	$(0.1)	76.4	$0.00	$(0.3)	79.0	$0.00

Effect of dilutive securities:
Stock options	—	—		—	0.4

Loss from discontinued operations, net of taxes — diluted	$(0.1)	76.4	$0.00	$(0.3)	79.4	$0.00

*	Diluted loss per common share for the three and six months ended June 30, 2009 is based only on the weighted average number of common shares outstanding during the period, as the inclusion of stock options and restricted shares would have been antidilutive.

Note 16. Contingencies
Barge Litigation
     The Company and its wholly owned subsidiary, Trinity Marine Products, Inc., were co-defendants in a class-action lawsuit filed in April 2003 entitled Waxler Transportation Company, Inc. v. Trinity Marine Products, Inc., et al. A settlement of this case was approved by the court and became final February 13, 2008. The Court Appointed Disbursing Agent (“CADA”) prepared an Allocation Plan and Distribution Plan for the disbursement of settlement compensation that was approved by the court on November 14, 2008. As of June 30, 2009, based on instructions from the CADA to the settlement funds escrow agent, the Company had received $3.6 million in refunds of unclaimed settlement funds.
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
     We are subject to Federal, state, local, and foreign laws and regulations relating to the environment and the workplace. We have reserved $6.9 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. Other than with respect to the foregoing, we believe that we are currently in substantial compliance with environmental and workplace laws and regulations.

Note 17. Financial Statements for Guarantors of the Senior Debt
     The Company’s senior debt and certain operating leases are fully and unconditionally and jointly and severally guaranteed by certain of Trinity’s wholly owned subsidiaries: Transit Mix Concrete & Materials Company, Trinity Industries Leasing Company, Trinity Marine Products, Inc., Trinity Rail Group, LLC, Trinity North American Freight Car, Inc., Trinity Tank Car, Inc., and Trinity Parts & Components, LLC. No other subsidiaries guarantee the senior debt. As of June 30, 2009, assets held by the non-guarantor subsidiaries include $122.6 million of restricted assets that are not available for distribution to Trinity Industries, Inc. (“Parent”), $1,681.1 million of equipment securing certain debt, $105.6 million of equipment securing certain lease obligations held by the non-guarantor subsidiaries, and $236.9 million of assets located in foreign locations. As of December 31, 2008, assets held by the non-guarantor subsidiaries include $120.2 million of restricted assets that are not available for distribution to the Parent, $1,546.5 million of equipment securing certain debt, $107.2 million of equipment securing certain lease obligations held by the non-guarantor subsidiaries, and $266.9 million of assets located in foreign locations.
Statement of Operations
For the Three Months Ended June 30, 2009

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$403.7	$359.0	$(46.6)	$716.1
Cost of revenues	12.7	286.6	333.4	(46.6)	586.1
Selling, engineering, and administrative expenses	7.9	22.8	16.6	—	47.3
Goodwill impairment	—	325.0	—	—	325.0

	20.6	634.4	350.0	(46.6)	958.4

Operating profit (loss)	(20.6)	(230.7)	9.0	—	(242.3)
Other (income) expense	193.6	3.8	15.9	(189.3)	24.0

Income (loss) from continuing operations before income taxes	(214.2)	(234.5)	(6.9)	189.3	(266.3)
Provision (benefit) for income taxes	(4.8)	(65.1)	13.0	—	(56.9)

Income (loss) from continuing operations	(209.4)	(169.4)	(19.9)	189.3	(209.4)
Loss from discontinued operations, net of benefit for income taxes of $(0.0)	—	—	—	—	—

Net income (loss)	$(209.4)	$(169.4)	$(19.9)	$189.3	$(209.4)

Statement of Operations
For the Six Months Ended June 30, 2009

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$928.7	$702.4	$(121.5)	$1,509.6
Cost of revenues	24.8	725.4	618.7	(121.5)	1,247.4
Selling, engineering, and administrative expenses	15.4	45.8	35.0	—	96.2
Goodwill impairment	—	325.0	—	—	325.0

	40.2	1,096.2	653.7	(121.5)	1,668.6

Operating profit (loss)	(40.2)	(167.5)	48.7	—	(159.0)
Other (income) expense	146.6	2.4	35.9	(132.8)	52.1

Income (loss) from continuing operations before income taxes	(186.8)	(169.9)	12.8	132.8	(211.1)
Provision (benefit) for income taxes	(11.3)	(45.2)	20.8	—	(35.7)

Income (loss) from continuing operations	(175.5)	(124.7)	(8.0)	132.8	(175.4)
Loss from discontinued operations, net of benefit for income taxes of $(0.0)	—	—	(0.1)	—	(0.1)

Net income (loss)	$(175.5)	$(124.7)	$(8.1)	$132.8	$(175.5)

Statement of Operations
For the Three Months Ended June 30, 2008 (adjusted)

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$3.7	$594.9	$491.7	$(144.8)	$945.5
Cost of revenues	24.0	465.9	385.4	(144.8)	730.5
Selling, engineering, and administrative expenses	12.3	30.2	22.5	—	65.0

	36.3	496.1	407.9	(144.8)	795.5

Operating profit (loss)	(32.6)	98.8	83.8	—	150.0
Other (income) expense	(106.3)	(3.3)	14.1	109.3	13.8

Income from continuing operations before income taxes	73.7	102.1	69.7	(109.3)	136.2
Provision (benefit) for income taxes	(10.5)	36.3	26.2	—	52.0

Income from continuing operations	84.2	65.8	43.5	(109.3)	84.2
Loss from discontinued operations, net of benefit for income taxes of $(0.0)	—	—	—	—	—

Net income	$84.2	$65.8	$43.5	$(109.3)	$84.2

Statement of Operations
For the Six Months Ended June 30, 2008 (adjusted)

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$6.3	$1,189.8	$928.4	$(280.1)	$1,844.4
Cost of revenues	62.8	924.2	740.1	(280.1)	1,447.0
Selling, engineering, and administrative expenses	17.8	59.2	44.2	—	121.2

	80.6	983.4	784.3	(280.1)	1,568.2

Operating profit (loss)	(74.3)	206.4	144.1	—	276.2
Other (income) expense	(198.5)	(3.5)	28.8	206.8	33.6

Income from continuing operations before income taxes	124.2	209.9	115.3	(206.8)	242.6
Provision (benefit) for income taxes	(23.8)	74.6	43.5	—	94.3

Income from continuing operations	148.0	135.3	71.8	(206.8)	148.3
Loss from discontinued operations, net of benefit for income taxes of ($0.1)	—	—	(0.3)	—	(0.3)

Net income	$148.0	$135.3	$71.5	$(206.8)	$148.0

Balance Sheet
June 30, 2009

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$415.0	$5.7	$20.2	$—	$440.9
Receivables, net of allowance	0.4	69.9	144.9	—	215.2
Income tax receivable	18.1	—	—	—	18.1
Inventory	0.3	205.9	163.1	—	369.3
Property, plant, and equipment, net	18.1	967.3	2,013.8	—	2,999.2
Investments in subsidiaries/intercompany receivable (payable), net	2,043.1	439.4	551.4	(3,033.9)	—
Goodwill and other assets	106.1	173.8	241.1	(33.7)	487.3

	$2,601.1	$1,862.0	$3,134.5	$(3,067.6)	$4,530.0

Liabilities:
Accounts payable and accrued liabilities	$175.3	$118.7	$171.1	$—	$465.1
Debt	525.0	102.9	1,155.9	—	1,783.8
Deferred income	71.7	4.4	3.5	—	79.6
Deferred income taxes	—	376.5	25.9	(33.7)	368.7
Other liabilities	62.3	1.0	2.7	—	66.0
Total stockholders’ equity	1,766.8	1,258.5	1,775.4	(3,033.9)	1,766.8

	$2,601.1	$1,862.0	$3,134.5	$(3,067.6)	$4,530.0

Balance Sheet
December 31, 2008
(adjusted)

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$139.7	$2.1	$20.0	$—	$161.8
Receivables, net of allowance	0.4	90.0	160.9	—	251.3
Income tax receivable	98.7	—	—	—	98.7
Inventory	0.3	407.7	203.8	—	611.8
Property, plant, and equipment, net	20.7	957.7	2,012.2	—	2,990.6
Investments in subsidiaries/ intercompany receivable (payable), net	2,399.5	217.5	497.2	(3,114.2)	—
Goodwill and other assets	215.1	438.4	285.4	(141.5)	797.4

	$2,874.4	$2,113.4	$3,179.5	$(3,255.7)	$4,911.6

Liabilities:
Accounts payable and accrued liabilities	$269.0	$184.0	$246.4	$—	$699.4
Debt	520.3	64.2	1,190.2	—	1,774.7
Deferred income	64.9	3.3	3.6	—	71.8
Deferred income taxes	46.4	456.8	26.6	(141.5)	388.3
Other liabilities	61.5	0.9	2.7	—	65.1
Total stockholders’ equity	1,912.3	1,404.2	1,710.0	(3,114.2)	1,912.3

	$2,874.4	$2,113.4	$3,179.5	$(3,255.7)	$4,911.6

Statement of Cash Flows
For the Six Months Ended June 30, 2009

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash provided (required) by operating activities	$290.0	$(23.7)	$80.7	$—	$347.0
Net cash provided (required) by investing activities	4.3	27.7	(46.2)	—	(14.2)
Net cash provided (required) by financing activities	(19.0)	(0.4)	(34.3)	—	(53.7)

Net increase (decrease) in cash and cash equivalents	275.3	3.6	0.2	—	279.1
Cash and cash equivalents at beginning of period	139.7	2.1	20.0	—	161.8

Cash and cash equivalents at end of period	$415.0	$5.7	$20.2	$—	$440.9

Statement of Cash Flows
For the Six Months Ended June 30, 2008

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash provided (required) by operating activities	$(46.0)	$(30.6)	$102.1	$—	$25.5
Net cash provided (required) by investing activities	4.2	44.6	(448.7)	—	(399.9)
Net cash provided (required) by financing activities	(20.9)	(13.9)	329.6	—	294.8

Net increase (decrease) in cash and cash equivalents	(62.7)	0.1	(17.0)	—	(79.6)
Cash and cash equivalents at beginning of period	238.0	0.7	50.9	—	289.6

Cash and cash equivalents at end of period	$175.3	$0.8	$33.9	$—	$210.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     The following discussion should be read in conjunction with the unaudited consolidated financial statements of Trinity Industries, Inc. and subsidiaries (“Trinity”, “Company”, “we”, or “our”) and related notes thereto appearing elsewhere in this document.
     Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), requires goodwill to be tested for impairment annually, or on an interim basis, whenever events or circumstances change, indicating that the carrying amount of the asset might be impaired. The goodwill impairment test is a two-step process requiring the comparison of the reporting unit’s estimated fair value with the carrying amount of its net assets. Step two of the impairment test is necessary to determine the amount of goodwill impairment to be recorded when the reporting unit’s recorded net assets exceed its fair value. We perform this test for our five principal business segments, considered to be “reporting units” under the provisions of SFAS 142: (1) the Rail Group, (2) the Construction Products Group, (3) the Inland Barge Group, (4) the Energy Equipment Group, and (5) the Railcar Leasing and Management Services Group.
     During the second quarter of 2009, there was a significant decline in new orders for railcars and continued weakening demand for products in the Rail Group as well as a change in the average estimated railcar deliveries from independent third party research firms. Additionally, the significant number of idled railcars in the North American fleet resulted in the creation of new internal sales estimates by railcar type. Based on this information, we concluded that indications of impairment existed with respect to the Rail Group which required an interim goodwill impairment analysis and, accordingly, we performed such a test as of June 30, 2009. The table below is an average of the estimates of approximate industry railcar deliveries for the next five years from two independent third party research firms, Global Insight, Inc. and Economic Planning Associates, Inc.
Average Estimated Railcar Deliveries

	As of January 2009	As of May 2009	Percent Change
2009	28,300	24,000	(15.2)%
2010	23,700	15,100	(36.3)%
2011	41,550	29,150	(29.8)%
2012	56,050	48,200	(14.0)%
2013	62,550	59,750	(4.5)%
     Our estimate of the Rail Group’s fair value (considered to be a level three fair value measurement) utilized an income approach based on the anticipated future discounted cash flows of the Rail Group, requiring significant estimates and judgments related to future revenues and operating profits, exit multiples, tax rates and consequences, and discount rates based upon market-based capital costs. Because the estimated fair value of the Rail Group was less than the carrying amount of its net assets, we performed step two of our goodwill impairment analysis as required by SFAS 142, by estimating the fair value of individual assets and liabilities of the Rail Group in accordance with the provisions of SFAS No. 141(R), Business Combinations and SFAS No. 157, Fair Value Measurements. The result of our impairment analysis indicated that the remaining implied goodwill amounted to $122.5 million for our Rail Group as of June 30, 2009 and, consequently, we recorded an impairment charge of $325.0 million during the second quarter of 2009. The change in our estimate of the Rail Group’s enterprise value from December 31, 2008 to June 30, 2009 was driven by economic indicators, including third-party studies that are predicting that the decline in the railcar industry is likely to extend longer than was previously expected. In management’s opinion, no interim impairment tests were necessary for our remaining business segments as there has not been a significant change in market conditions for these segments since the annual impairment test.
     Additionally, we performed an interim test for recoverability of the carrying value of our Rail Group long-lived assets based on cash flow estimates consistent with those used in the goodwill impairment test. The carrying value of long-lived assets to be held and used is considered impaired only when their carrying value is not recoverable through undiscounted future cash flows and the fair value of the assets is less than their carrying value. We determined that there was no impairment of the recoverability of the Rail Group’s long-lived assets as the Rail Group’s estimated undiscounted future cash flows exceeded the carrying value of its long-lived assets.
     Given the current economic environment and the uncertainties regarding the potential impact on our businesses, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for the purposes of the long-lived asset and goodwill impairment tests during the second quarter of 2009 will prove to be accurate predictions of the future. If our assumptions regarding forecasted cash flows are not achieved, it is possible that additional impairments of remaining goodwill and long-lived assets may be required.

     In 2007, Trinity Industries Inc. purchased 20% of the equity in newly-formed TRIP Rail Holdings LLC (“TRIP Holdings”). TRIP Holdings and its subsidiary, TRIP Rail Leasing LLC (“TRIP Leasing”) provide railcar leasing and management services in North America. Railcars are purchased from Trinity by TRIP Leasing.
     In January 2009, the Company acquired an additional 5% equity ownership in TRIP Holdings for approximately $9.0 million from another equity investor. As a result, the Company now owns a 25% equity ownership in TRIP Holdings, increasing the Company’s total commitment by $12.3 million to $61.3 million, of which $56.3 million has been paid. Trinity’s remaining equity commitment exposure to TRIP Holdings is $5.0 million through June 2010. Trinity’s carrying value of its investment in TRIP Holdings follows:

	June 30,	December 31,
	2009	2008
	(in millions)
Capital contributions	$56.3	$35.9
Equity in earnings	1.8	0.5
Equity in unrealized losses on derivative financial instruments	(4.3)	(9.5)
Distributions	(6.0)	(3.1)
Deferred broker fees	(1.0)	(0.8)

	$46.8	$23.0

     On December 13, 2007, the Company’s Board of Directors authorized a $200 million common stock repurchase program allowing for repurchases through December 31, 2009. During the six months ended June 30, 2009 and 2008, 813,028 and 471,100 shares were repurchased under this program at a cost of approximately $6.3 million and $12.2 million, respectively. No shares were repurchased under this program for the three months ended June 30, 2009 and 2008. Since the inception of this program through June 30, 2009, the Company has repurchased a total of 3,532,728 shares at a cost of approximately $67.5 million.
     In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires that issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The effective date of FSP APB 14-1 is for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and does not permit earlier application. The pronouncement requires that all periods presented be adjusted. The Company adopted the provisions of FSP APB 14-1 as of January 1, 2009 and has accordingly adjusted amounts previously reported with respect to Debt, Other assets, Capital in excess of par value, Deferred income taxes and Interest expense. See Note 9 of the Consolidated Financial Statements for a further explanation of the effects of implementing this pronouncement as it applies to our Convertible Subordinated Notes.
     In May 2009, Trinity Industries Leasing Company (“TILC”), a wholly-owned subsidiary of Trinity, renewed its railcar leasing warehouse facility through February 2011. This facility, which was set to mature in August 2009, was established to finance railcars owned by TILC. Additionally, TILC completed several other financings during the second quarter totaling $87.1 million. See Financing Activities.
     The economic and financial crisis experienced by the United States economy during 2008 and into 2009 has impacted our businesses. New orders for railcars and barges continued to drop significantly in the first six months of 2009 as the transportation industry saw a significant decline in the shipment of freight. The 2009 outlook for the transportation industry is for a continued significant downturn. Orders for structural wind towers have been slow since mid-2008 when green energy companies experienced tightened credit markets coupled with lower prices for electricity and natural gas sales. The slowdown in the residential and commercial construction markets impacted our Construction Products Group as well. We continually assess our manufacturing capacity and take steps to align our production capacity with demand. As a result of our assessment, we idled a significant amount of our railcar production capacity and one structural wind tower production facility during the fourth quarter of 2008 and the first quarter of 2009.

Overall Summary for Continuing Operations
     Revenues

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
	($ in millions)
Rail Group	$159.4	$143.9	$303.3	$334.9	$255.7	$590.6	(48.6)%
Construction Products Group	152.2	1.1	153.3	214.3	4.9	219.2	(30.1)
Inland Barge Group	136.7	—	136.7	150.9	—	150.9	(9.4)
Energy Equipment Group	132.6	1.8	134.4	154.3	3.0	157.3	(14.6)
Railcar Leasing and Management Services Group	133.5	—	133.5	86.4	—	86.4	54.5
All Other	1.7	8.7	10.4	4.7	13.7	18.4	(43.5)
Eliminations — lease subsidiary	—	(138.8)	(138.8)	—	(252.6)	(252.6)
Eliminations — other	—	(16.7)	(16.7)	—	(24.7)	(24.7)

Consolidated Total	$716.1	$—	$716.1	$945.5	$—	$945.5	(24.3)

     Revenues

	Six Months Ended June 30, 2009			Six Months Ended		June 30, 2008
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
	($ in millions)
Rail Group	$322.1	$265.1	$587.2	$682.6	$475.8	$1,158.4	(49.3)%
Construction Products Group	273.2	3.6	276.8	379.3	9.2	388.5	(28.8)
Inland Barge Group	293.7	—	293.7	288.7	—	288.7	1.7
Energy Equipment Group	259.3	3.6	262.9	280.5	6.3	286.8	(8.3)
Railcar Leasing and Management Services Group	355.9	—	355.9	206.2	—	206.2	72.6
All Other	5.4	19.4	24.8	7.1	29.5	36.6	(32.2)
Eliminations — lease subsidiary	—	(255.3)	(255.3)	—	(469.3)	(469.3)
Eliminations — other	—	(36.4)	(36.4)	—	(51.5)	(51.5)

Consolidated Total	$1,509.6	$—	$1,509.6	$1,844.4	$—	$1,844.4	(18.2)

     Our revenues for the three and six month periods ended June 30, 2009 decreased due to fewer railcar sales and lower pricing from certain segments resulting from lower material costs and competitive pricing pressures.
     Operating Profit (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Rail Group	$(328.7)	$72.4	$(334.5)	$149.6
Construction Products Group	15.5	21.1	13.6	33.3
Inland Barge Group	30.3	27.2	69.2	53.7
Energy Equipment Group	25.2	25.4	43.5	43.6
Railcar Leasing and Management Services Group	35.2	36.0	87.9	70.1
All Other	(1.7)	5.8	(3.1)	5.5
Corporate	(7.8)	(11.8)	(15.4)	(17.2)
Eliminations — lease subsidiary	(8.8)	(23.1)	(17.7)	(54.3)
Eliminations — other	(1.5)	(3.0)	(2.5)	(8.1)

Consolidated Total	$(242.3)	$150.0	$(159.0)	$276.2

     Operating profit for the three and six month periods ended June 30, 2009 decreased as a result of a goodwill impairment charge of $325 million and lower revenues coupled with reduced pricing driven by lower material costs and highly competitive markets.
     Other Income and Expense. Interest expense, net of interest income, was $28.5 million and $57.2 million, respectively, for the three and six month periods ended June 30, 2009 compared to $26.0 million and $46.9 million (as adjusted — see Note 9 of the Consolidated Financial Statements), respectively, for the same periods last year. Interest income decreased $0.7 million over the same quarter last year and $2.7 million over the same six month period last year as a result of lower interest rates more than offsetting the effect of an increase in cash available for investment. Interest expense increased $1.8 million and $7.6 million, respectively, over the same periods last year due to an increase in debt levels, including $544.6 million of promissory notes for the Leasing Group entered into in May 2008, and expense related to the ineffective portion of interest rate hedges. The decrease in Other, net for the three and six month periods ended June 30, 2009 was primarily due to gains recognized on property dispositions in 2008.

     Income Taxes. The effective tax rates for continuing operations for the three and six month periods ended June 30, 2009 were 21.4% and 16.9%, respectively, and varied from the statutory rate of 35.0% due primarily to the goodwill impairment charge not being fully deductible for income tax purposes, the recording of a $6.3 million valuation reserve related to the utilization of foreign tax credits, state income taxes and discrete adjustments related to foreign and state taxes. The prior year effective tax rates for continuing operations for the three and six month periods ended June 30, 2008 were 38.2% and 38.9%, respectively, and varied from the statutory rate of 35.0% due primarily to state income taxes and discrete adjustments related to foreign and state taxes.
Rail Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Percent	2009	2008	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Rail	$271.1	$545.6	(50.3)%	$521.9	$1,071.5	(51.3)%
Components	32.2	45.0	(28.4)	65.3	86.9	(24.9)

Total revenues	$303.3	$590.6	(48.6)	$587.2	$1,158.4	(49.3)

Operating profit (loss)	$(328.7)	$72.4		$(334.5)	$149.6
Operating profit (loss) margin	(108.4)%	12.3%		(57.0)%	12.9%
     Railcar shipments decreased 53% to approximately 3,080 and 51% to approximately 6,130 during the three and six month periods ended June 30, 2009, compared to the same periods in 2008. As of June 30, 2009, our Rail Group backlog consisted of approximately 3,780 railcars as compared to approximately 28,680 railcars as of June 30, 2008. The railcar backlog dollar value as of June 30, 2009 and June 30, 2008 was as follows:

	As of June 30,
	2009	2008
	(in millions)

External Customers	$162.1	$748.8
TRIP Leasing	—	237.1
Leasing Group	163.8	1,384.5

Total	$325.9	$2,370.4

     The total amount of the backlog dedicated to the Leasing Group is supported by lease agreements with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery. Results for the three and six month periods ended June 30, 2009 included $75.0 million and $113.0 million, respectively, in railcars sold to TRIP Leasing, that resulted in a gain of $6.2 million and $11.2 million, respectively, of which $1.6 million and $2.8 million, respectively, in profit was deferred based on our 25% equity interest. Results for the three and six month periods ended June 30, 2008 included $83.0 million and $229.0 million, respectively, in railcars sold to TRIP Leasing, that resulted in a gain of $19.2 million and $44.8 million, respectively, of which $3.8 million and $8.9 million, respectively, in profit was deferred based on our 20% equity interest. See Note 5 Equity Investment of the Consolidated Financial Statements for information about TRIP Leasing.
     Operating profit for the Rail Group decreased $401.1 million and $484.1 million, respectively, for the three and six month periods ended June 30, 2009 compared to the same periods last year. This decrease was primarily due to a $325 million goodwill impairment charge during the quarter ended June 30, 2009 (see Note 1 of the Consolidated Financial Statements). Additionally, a significantly reduced volume of railcars were delivered during the period amid a lower pricing and unit demand environment.
     In the three months ended June 30, 2009, railcar shipments included sales to the Leasing Group of $138.8 million compared to $252.6 million in the comparable period in 2008 with a deferred profit of $8.8 million compared to $23.1 million for the same period in 2008. In the six months ended June 30, 2009, railcar shipments included sales to the Leasing Group of $255.3 million compared to $469.3 million in the comparable period in 2008 with a deferred profit of $17.7 million compared to $54.3 million for the same period in 2008. Sales to the Leasing Group and related profits are included in the operating results of the Rail Group but eliminated in consolidation.

Construction Products Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Percent Change	2009	2008	Percent Change
	($ in millions)			($ in millions)
Revenues:
Concrete and Aggregates	$85.9	$126.3	(32.0)%	$163.8	$230.8	(29.0)%
Highway Products	64.9	84.4	(23.1)	108.0	141.7	(23.8)
Other	2.5	8.5	(70.6)	5.0	16.0	(68.8)

Total revenues	$153.3	$219.2	(30.1)	$276.8	$388.5	(28.8)

Operating profit	$15.5	$21.1		$13.6	$33.3
Operating profit margin	10.1%	9.6%		4.9%	8.6%
     The decrease in revenues for the three and six month periods ended June 30, 2009 compared to the same periods in 2008 was primarily attributable to the overall decline in the economic conditions related to the markets served by this segment including a reduction in state funding of highway construction. Operating profit for the three and six months ended June 30, 2009 compared to the same periods in 2008 decreased as a result of lower volumes. Additionally the Construction Products Group recorded a $1.1 million write down of surplus inventory quantities at June 30, 2009 resulting in a total inventory write-down of $2.8 million for the six months ended June 30, 2009.
Inland Barge Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Percent Change	2009	2008	Percent Change
	($ in millions)			($ in millions)

Revenues	$136.7	$150.9	(9.4)%	$293.7	$288.7	1.7%

Operating profit	$30.3	$27.2		$69.2	$53.7
Operating profit margin	22.2%	18.0%		23.6%	18.6%
     Revenues decreased while operating profit increased for the three month period ended June 30, 2009 compared to the same period in the prior year due to fewer barges shipped offset by lower operating expenses. Revenues and operating profit increased for the six month period ended June 30, 2009 compared to the same period in the prior year due to a change in the mix of barges sold. Operating profit for the three and six months ended June 30, 2009 included the refund of $0.7 million and $1.6 million, respectively, in unclaimed settlement funds related to a legal settlement and for the six months ended June 30, 2008 included the refund of $2.0 million in unclaimed settlement funds related to the same settlement. As of June 30, 2009, the backlog for the Inland Barge Group was approximately $349.5 million compared to approximately $754.9 million as of June 30, 2008.
Energy Equipment Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Percent Change	2009	2008	Percent Change
	($ in millions)			($ in millions)
Revenues:
Structural wind towers	$100.3	$106.4	(5.7)%	$192.1	$190.4	0.9%
Other	34.1	50.9	(33.0)	70.8	96.4	(26.6)

Total revenues	$134.4	$157.3	(14.6)	$262.9	$286.8	(8.3)

Operating profit	$25.2	$25.4		$43.5	$43.6
Operating profit margin	18.8%	16.1%		16.5%	15.2%
     Revenues decreased for the three and six month periods ended June 30, 2009 compared to the same periods in 2008 due to overall lower volumes partially offset by change in the mix of structural wind towers sold. Operating profit for the three and six months ended June 30, 2009 compared to the same periods in 2008 remained relatively unchanged as the effects of lower volumes were offset by a change in the sales mix and lower operating costs both related to structural wind towers. As of June 30, 2009, the backlog for structural wind towers was approximately $1.2 billion compared to approximately $1.5 billion as of June 30, 2008.

Railcar Leasing and Management Services Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Percent Change	2009	2008	Percent Change
	($ in millions)			($ in millions)
Revenues:
Leasing and management	$79.9	$77.4	3.2%	$165.6	$147.5	12.3%
Sales of cars from the lease fleet	53.6	9.0	495.6	190.3	58.7	224.2

Total revenues	$133.5	$86.4	54.5	$355.9	$206.2	72.6

Operating Profit:
Leasing and management	$31.8	$34.1		$67.6	$60.8
Sales of cars from the lease fleet	3.4	1.9		20.3	9.3

Total operating profit	$35.2	$36.0		$87.9	$70.1

Operating profit margin:
Leasing and management	39.8%	44.1%		40.8%	41.2%
Sales of cars from the lease fleet	6.3	21.1		10.7	15.8
Total operating profit margin	26.4	41.7		24.7	34.0

Fleet utilization	96.4%	99.6%		96.4%	99.6%
     Total revenues increased for the three and six month periods ended June 30, 2009 compared to the same periods last year due to increased sales from the lease fleet as well as increased rental revenues related to additions to the lease fleet.
     Operating profit for the three month period ended June 30, 2009 decreased compared to the same period in 2008 due to lower fleet utilization partially offset by increased rental proceeds from fleet additions. Operating profit increased for the six month period ended June 30, 2009 compared to the same period last year due primarily to increased rental proceeds from fleet additions and increased sales from the lease fleet. Results for the three and six months ended June 30, 2009 included $51.7 million and $183.8 million, respectively, in sales of railcars to TRIP Leasing that resulted in the recognition of previously deferred gains of $5.5 million and $30.3 million, respectively, of which $1.4 million and $7.6 million, respectively, were deferred based on our 25% equity interest. Results for the three and six months ended June 30, 2008 included $8.3 million and $46.2 million, respectively, in sales of railcars to TRIP Leasing that resulted in the recognition of previously deferred gains of $1.8 million and $9.0 million, respectively, of which $0.4 million and $1.8 million, respectively, were deferred based on our 20% equity interest. For the three and six months ended June 30, 2009, operating profit included $0.6 million and $2.3 million, respectively, in structuring and placement fees related to TRIP Holdings that were expensed. For the three and six months ended June 30, 2008, operating profit included $0.1 million and $0.5 million, respectively, in structuring and placement fees related to TRIP Holdings that were expensed. See Note 5 of the Consolidated Financial Statements for information about TRIP Leasing.
     To fund the continued expansion of its lease fleet to meet market demand, the Leasing Group generally uses its non-recourse $475 million warehouse facility, which was recently reduced from $600 million due to the lower level of demand for railcars at this time and the Company’s resulting need for less financing of this type, or excess cash to provide initial financing for a portion of the purchase price of the railcars. See Financing Activities.
     As of June 30, 2009, the Leasing Group’s lease fleet of approximately 48,630 owned or leased railcars had an average age of 4.9 years and an average remaining lease term of 3.9 years.
All Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Percent Change	2009	2008	Percent Change
	($ in millions)			($ in millions)
Revenues	$10.4	$18.4	(43.5)%	$24.8	$36.6	(32.2)%
Operating profit (loss)	$(1.7)	$5.8		$(3.1)	$5.5
     The decrease in revenues for the three and six month periods ended June 30, 2009 over the same periods last year was primarily due to a decrease in intersegment sales by our transportation company. The decrease in operating profit for the three and six month periods ended June 30, 2009 was primarily due to the decrease in intersegment sales and a decline in the market valuation of commodity hedges that are required to be marked to market.

Liquidity and Capital Resources
Cash Flows
     Operating Activities. Net cash provided by operating activities of continuing operations for the six months ended June 30, 2009 was $347.0 million compared to $24.7 million of net cash provided by operating activities of continuing operations for the same period in 2008.
     Accounts receivables at June 30, 2009 as compared to the accounts receivables balance at December 31, 2008 decreased by $36.1 million or approximately 14% due to lower shipping volumes and the collection of foreign tax receivables. Income tax receivable declined primarily due to the receipt of $85.8 million in income tax refunds. Raw materials inventory at June 30, 2009 decreased by $177.1 million or approximately 50% since December 31, 2008 primarily attributable to lower production. Finished goods inventory decreased by $32.1 million since December 31, 2008 primarily due to lower finished goods inventory in our Rail Group. Accounts payable and accrued liabilities decreased from December 31, 2008 by $234.3 million primarily due to lower production activity. We continually review reserves related to bad debt as well as the adequacy of lower of cost or market valuations related to accounts receivable and inventory.
     Investing Activities. Net cash required by investing activities for the six months ended June 30, 2009 was $14.2 million compared to $399.9 million for the same period last year. Capital expenditures for the six months ended June 30, 2009 were $275.4 million, of which $243.8 million were for additions to the lease fleet. This compares to $477.8 million of capital expenditures for the same period last year, of which $426.1 million were for additions to the lease fleet. Proceeds from the sale of property, plant, and equipment and other assets were $261.2 million for the six months ended June 30, 2009 composed primarily of railcar sales from the lease fleet, which included $183.8 million to TRIP Leasing. This compares to $77.9 million for the same period in 2008 composed primarily of railcar sales from the lease fleet, which included $46.2 million to TRIP Leasing.
     Financing Activities. Net cash required by financing activities during the six months ended June 30, 2009 was $53.7 million compared to $294.8 million of cash provided by financing activities for the same period in 2008. In February 2009, we repaid in full our Leasing Group’s equipment trust certificates in the amount of $61.4 million. During the quarter ended June 30, 2009, TILC entered into a seven-year $61 million term loan agreement and two ten-year capital lease obligations totaling $26.1 million for a total of $39 million in new capital lease obligations since the beginning of the year. These new debt obligations are guaranteed by the Company and secured by railcar equipment and related leases. We intend to use our cash and credit facilities to fund the operations, expansions, and growth initiatives of the Company.
     At June 30, 2009, there were no borrowings under our $425 million revolving credit facility that matures on October 19, 2012. Interest on the revolving credit facility is calculated at prime or LIBOR plus 75 basis points. After $90.1 million was considered for letters of credit, $334.9 million was available under the revolving credit facility as of June 30, 2009.
     In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 requires that issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The effective date of FSP APB 14-1 is for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and does not permit earlier application. The pronouncement requires that all periods presented be adjusted. The Company adopted the provisions of FSP APB 14-1 as of January 1, 2009 and has accordingly adjusted amounts previously reported with respect to Debt, Other assets, Capital in excess of par value, Deferred income taxes and Interest expense. See Note 9 of the Consolidated Financial Statements for a further explanation of the effects of implementing this pronouncement as it applies to our Convertible Subordinated Notes.
     In May 2009, TILC renewed its railcar leasing warehouse facility through February 2011. Unless renewed, this facility will be payable in three equal installments in August 2011, February 2012, and August 2012. The facility, which originally matured in August 2009, was established to finance railcars owned by TILC. Due to the lower level of demand for railcars at this time and the Company’s resulting need for less financing of this type, the size of the warehouse facility commitment was reduced from $600 million to $475 million. Advances under this facility bear interest at a defined index rate plus margin, for an all-in interest rate of 2.94% at June 30, 2009. At June 30, 2009, $298.6 million was outstanding and $176.4 million was available under this facility.

     On December 13, 2007, the Company’s Board of Directors authorized a $200 million common stock repurchase program allowing for repurchases through December 31, 2009. During the six months ended June 30, 2009 and 2008, 813,028 and 471,100 shares were repurchased under this program at a cost of approximately $6.3 million and $12.2 million, respectively. No shares were repurchased under this program for the three months ended June 30, 2009 and 2008. Since the inception of this program through June 30, 2009, the Company has repurchased a total of 3,532,728 shares at a cost of approximately $67.5 million.
     The economic and financial crisis experienced by the United States economy during 2008 and into 2009 has impacted our businesses. New orders for railcars and barges continued to drop significantly in the first six months of 2009 as the transportation industry saw a significant decline in the shipment of freight. The 2009 outlook for the transportation industry is for a continued significant downturn. Orders for structural wind towers have been slow since mid-2008 when green energy companies experienced tightened credit markets coupled with lower prices for electricity and natural gas sales. The slowdown in the residential and commercial construction markets impacted our Construction Products Group as well. We continually assess our manufacturing capacity and take steps to align our production capacity with demand. As a result of our assessment, we idled a significant amount of our railcar production capacity and one structural wind tower production facility during the fourth quarter of 2008 and the first quarter of 2009.
Equity Investment
     See Note 5 of the Consolidated Financial Statements for information about the equity investment.
Future Operating Requirements
     We expect to finance future operating requirements with cash flows from operations, and depending on market conditions, long-term and short-term debt, and equity. Debt instruments that the Company has utilized include its revolving credit facility, the warehouse facility, senior notes, convertible subordinated notes, asset-backed securities, and sale/leaseback transactions. The Company has also issued equity at various times. As of June 30, 2009, the Company had $334.9 million available under its revolving credit facility and $176.4 million available under its warehouse facility. Despite the volatile conditions in both the credit and stock markets, the Company believes it has access to adequate capital resources to fund operating requirements and is active in the credit markets.
Off Balance Sheet Arrangements
     See Note 4 of the Consolidated Financial Statements for information about off balance sheet arrangements.
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
     Interest rate hedges
     In anticipation of a future debt issuance, we entered into interest rate swap transactions during the fourth quarter of 2006 and during 2007. These instruments, with a notional amount of $370 million, hedged the interest rate on a portion of a future debt issuance associated with an anticipated railcar leasing transaction, which closed in May 2008. These instruments settled during the second quarter of 2008. The weighted average fixed interest rate under these instruments was 5.34%. These interest rate swaps were accounted for as cash flow hedges with changes in the fair value of the instruments of $24.5 million recorded as a loss in Accumulated Other Comprehensive Loss (“AOCL”) through the date the related debt issuance closed with a principal balance of $572.2 million in May 2008. The balance is being amortized over the term of the related debt. On June 30, 2009, the balance remaining in AOCL was $19.8 million. The effect on interest expense for the three and six months ended June 30, 2009, was an increase of $1.0 million and $2.0 million, respectively, due to amortization of the AOCL balance. The effect on interest expense for the three and six months ended June 30, 2008, was an increase of $2.8 million and $5.0 million, respectively, due to the ineffective portion of the hedges primarily associated with hedged interest payments that were never made and amortization of the AOCL balance. It is expected that $3.9 million in losses will be recognized in earnings during the next twelve months from amortization of the AOCL balance.

     In May 2008, we entered into an interest rate swap transaction that is being used to fix the LIBOR component of the debt issuance which closed in May 2008. The fixed interest rate under this instrument is 4.126%. The amount recorded for this instrument as of June 30, 2009 in the consolidated balance sheet was a liability of $30.5 million, with $29.7 million of expense in AOCL. The effect on interest expense for the three and six months ended June 30, 2009 was an increase of $5.0 million and $10.0 million, respectively, which primarily related to the monthly settlement of interest. The effect on interest expense for the three and six months ended June 30, 2008 was an increase of $1.1 million, which primarily related to the monthly settlement of interest.
     During the fourth quarter of 2008, we entered into interest rate swap transactions with a notional amount of $200 million that are being used to counter our exposure to changes in the variable interest rate associated with our warehouse facility. The weighted average fixed interest rate under these instruments at June 30, 2009 was 1.798%. The amount recorded for these instruments as of June 30, 2009 in the consolidated balance sheet was a liability of $2.5 million. The effect on interest expense for the three and six months ended June 30, 2009 was an increase of $0.3 million and $1.4 million, respectively, which included the mark to market valuation on the interest rate swap transactions and the monthly settlement of interest.
     During 2005 and 2006, we entered into interest rate swap transactions in anticipation of a future debt issuance. These instruments, with a notional amount of $200 million, fixed the interest rate on a portion of a future debt issuance associated with a railcar leasing transaction in 2006 and settled at maturity in the first quarter of 2006. The weighted average fixed interest rate under these instruments was 4.87%. These interest rate swaps were being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in AOCL through the date the related debt issuance closed in May 2006. The balance is being amortized over the term of the related debt. At June 30, 2009, the balance remaining in AOCL was $3.2 million. The effect of the amortization on interest expense for the three and six month periods ended June 30, 2009 was a decrease of $0.1 million and $0.2 million, respectively. The effect on the same periods in the prior year was a decrease of $0.1 million and $0.2 million, respectively.
     Natural gas and diesel fuel
     We continue a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet for natural gas hedges was a liability of $0.3 million as of June 30, 2009. The amount recorded in the consolidated balance sheet for diesel fuel hedges was an asset of $0.2 million and $0.1 million of income in AOCL. The effect of both derivatives on the consolidated statement of operations was operating income of $0.3 million for the three month period ended June 30, 2009, and operating expense of $1.5 million for the six month period ended June 30, 2009, which includes the mark to market valuation resulting in a gain of $0.2 million and a loss of $0.2 million for the three and six month periods ended June 30, 2009, respectively. The effect on the consolidated statement of operations for the three and six month periods ended June 30, 2008 was operating income of $8.5 million and $9.9 million, respectively, which includes the mark to market valuation resulting in gains of $7.6 million and $8.9 million for the three and six month periods ended June 30, 2008, respectively.
     Foreign Exchange Hedge
     During the first and second quarters of 2009, we entered into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. These instruments are short term with quarterly maturities and no remaining balance in AOCL. The effect on the consolidated statement of operations for the three and six months ended June 30, 2009 was expense of $0.8 million and $1.0 million, respectively, included in other, net on the consolidated statement of operations.
     Zinc
     In 2008, we continued a program to mitigate the impact of fluctuations in the price of zinc purchases. The intent of this program was to protect our operating profit from adverse price changes by entering into derivative instruments. These instruments were short term with monthly maturities and no remaining balances in AOCL. The effect on the consolidated statement of operations for the three and six months ended June 30, 2008 was operating income of $0.3 million and $0.9 million, respectively. We have not entered into any new zinc derivative instruments in 2009.

Contractual Obligation and Commercial Commitments
     As of June 30, 2009, other commercial commitments related to letters of credit decreased to $90.1 million from $98.8 million as of December 31, 2008. Refer to Note 9 of the Consolidated Financial Statements for changes to our outstanding debt and maturities. Other commercial commitments that relate to operating leases under sale/leaseback transactions were basically unchanged as of June 30, 2009.
Recent Accounting Pronouncements
     See Note 1 of the Consolidated Financial Statements for information about recent accounting pronouncements.
Forward-Looking Statements
     This quarterly report on Form 10-Q (or statements otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission (“SEC”), news releases, conferences, World Wide Web postings or otherwise) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not historical facts are forward-looking statements and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performances, estimates, projections, goals, and forecasts. Trinity uses the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify these forward-looking statements. Potential factors which could cause our actual results of operations to differ materially from those in the forward-looking statements include, among others:
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There has been no material change in our market risks since December 31, 2008. Refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of debt-related activity and the impact of hedging activity for the three and six months ended June 30, 2009.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended June 30, 2009:

				Maximum
				Number (or
			Total Number of	Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as	Shares (or Units)
			Part of Publicly	that May Yet Be
	Number of	Average Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the Plans
Period	Purchased(1)	Share(1)	Programs (2)	or Programs (2)
April 1, 2009 through April 30, 2009	5,086	$9.45	—	$132,536,481
May 1, 2009 through May 31, 2009	104,437	$15.29	—	$132,536,481
June 1, 2009 through June 30, 2009	6,613	$13.99	—	$132,536,481

Total	116,136	$14.96	—	$132,536,481

(1)	These columns include the following transactions during the three months ended June 30, 2009: (i) the surrender to the Company of 105,495 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and (ii) the purchase of 10,641 shares of common stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust..

(2)	On December 13, 2007, the Company’s Board of Directors authorized a $200 million stock repurchase program of its common stock. This program allows for the repurchase of the Company’s common stock through December 31, 2009. No shares were purchased under this program for the three months ended June 30, 2009. Since the inception of this program through June 30, 2009, the Company has repurchased a total of 3,532,728 shares at a cost of approximately $67.5 million.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     At the Annual Meeting of Stockholders held May 4, 2009, stockholders elected ten (10) directors for a one-year term (Proposal 1) and approved ratification of the appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 2009 (Proposal 2). The vote tabulation follows for each proposal:
     Proposal 1 — Election of Directors

Nominees	For	Withheld
John L. Adams	68,735,592	1,610,809
Rhys J. Best	68,366,803	1,979,598
David W. Biegler	66,979,534	3,366,867
Leldon E. Echols	67,027,058	3,319,343
Ronald J. Gafford	66,828,218	3,518,183
Ronald W. Haddock	67,003,559	3,342,842
Jess T. Hay	58,147,482	12,198,919
Adrian Lajous	68,782,917	1,563,484
Diana S. Natalicio	68,628,807	1,717,594
Timothy R. Wallace	67,864,774	2,481,627

     Proposal 2 — Ratification of Appointment of Independent Auditors for 2009

For	Against	Abstentions	Broker Non-votes
69,655,755	547,183	143,458	0
Item 5. Other Information
     None.

Item 6. Exhibits

Exhibit Number	Description

10.19	Second Amendment and Restatement dated as of May 29, 2009 of Warehouse Loan Agreement dated as of June 27, 2002 among Trinity Industries Leasing Company, Trinity Rail Leasing Warehouse Trust (formerly known as Trinity Rail Leasing Trust II), The Committed Lenders and the Conduit Lenders from time to time party hereto, Credit Suisse, New York Branch, as Agent, and Wilmington Trust Company, as Collateral Agent and Depositary (incorporated by reference to Exhibit 10.19 to our Form 8-K filed on June 2, 2009).

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer (filed herewith).

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC. Registrant
By	/s/ WILLIAM A. MCWHIRTER II
William A. McWhirter II
Senior Vice President and Chief Financial Officer July 30, 2009

INDEX TO EXHIBITS

Exhibit Number	Description

10.19	Second Amendment and Restatement dated as of May 29, 2009 of Warehouse Loan Agreement dated as of June 27, 2002 among Trinity Industries Leasing Company, Trinity Rail Leasing Warehouse Trust (formerly known as Trinity Rail Leasing Trust II), The Committed Lenders and the Conduit Lenders from time to time party hereto, Credit Suisse, New York Branch, as Agent, and Wilmington Trust Company, as Collateral Agent and Depositary (incorporated by reference to Exhibit 10.19 to our Form 8-K filed on June 2, 2009).

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer (filed herewith).

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).