Form 10-Q
period 2009-09-30
TRINITY INDUSTRIES INC
filed 2009-10-29
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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
     At October 23, 2009 there were 79,280,242 shares of the Registrant’s common stock outstanding.

TRINITY INDUSTRIES, INC.
FORM 10-Q
The Consolidated Balance Sheet as of December 31, 2008, the Consolidated Statements of Operations for the three and nine months ended September 30, 2008, and the Consolidated Statement of Cash Flows for the nine months ended September 30, 2008 have been adjusted due to the adoption of new accounting pronouncements. See Notes 10 and 16 to the Consolidated Financial Statements for an explanation of the effects of these pronouncements.

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(adjusted — see		(adjusted — see
		Notes 10 and 16)		Notes 10 and 16)
		(in millions, except per share amounts)
Revenues	$557.4	$1,154.6	$2,067.0	$2,999.0
Operating costs:
Cost of revenues	449.9	928.5	1,692.7	2,365.0
Selling, engineering, and administrative expenses	42.9	62.8	139.1	184.0
Goodwill impairment	—	—	325.0	—

	492.8	991.3	2,156.8	2,549.0

Operating profit (loss)	64.6	163.3	(89.8)	450.0

Other (income) expense:
Interest income	(0.3)	(1.3)	(0.9)	(4.6)
Interest expense	31.6	27.9	89.4	78.1
Other, net	(4.4)	(0.8)	(4.9)	(3.6)

	26.9	25.8	83.6	69.9

Income (loss) from continuing operations before income taxes	37.7	137.5	(173.4)	380.1

Provision (benefit) for income taxes	14.5	46.5	(21.2)	140.8

Income (loss) from continuing operations	23.2	91.0	(152.2)	239.3

Discontinued operations:
Loss from discontinued operations, net of benefit for income taxes of $0.0, $(0.1), $0.0, and $(0.2)	(0.0)	(1.4)	(0.1)	(1.7)

Net income (loss)	$23.2	$89.6	$(152.3)	$237.6

Net income (loss) per common share:
Basic:
Continuing operations	$0.29	$1.11	$(2.00)	$2.93
Discontinued operations	—	(0.02)	—	(0.02)

	$0.29	$1.09	$(2.00)	$2.91

Diluted:
Continuing operations	$0.29	$1.11	$(2.00)	$2.92
Discontinued operations	—	(0.02)	—	(0.02)

	$0.29	$1.09	$(2.00)	$2.90

Weighted average number of shares outstanding:
Basic	76.5	79.1	76.4	79.0
Diluted	76.6	79.5	76.4	79.4

Dividends declared per common share	$0.08	$0.08	$0.24	$0.23
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)	(adjusted —
		see Note 10)
	(in millions)
Assets
Cash and cash equivalents	$545.4	$161.8
Receivables, net of allowance	203.0	251.3
Income tax receivable	33.6	98.7

Inventories:
Raw materials and supplies	133.4	353.0
Work in process	66.4	111.2
Finished goods	101.4	147.6

	301.2	611.8

Property, plant, and equipment, at cost	3,982.8	3,843.5
Less accumulated depreciation	(965.2)	(852.9)

	3,017.6	2,990.6

Goodwill	180.8	504.0

Restricted cash	132.7	112.1

Other assets	187.3	181.3

	$4,601.6	$4,911.6

Liabilities and Stockholders’ Equity

Accounts payable	$106.7	$217.6

Accrued liabilities	389.9	481.8

Debt:
Recourse, net of unamortized discount of $124.0 and $131.2	647.1	584.4
Non-recourse	1,141.6	1,190.3

	1,788.7	1,774.7

Deferred income	78.7	71.8
Deferred income taxes	391.4	388.3
Other liabilities	66.4	65.1

	2,821.8	2,999.3

Stockholders’ equity:

Preferred stock — 1.5 shares authorized and unissued	—	—

Common stock — 200.0 shares authorized	81.7	81.7

Capital in excess of par value	597.4	612.7

Retained earnings	1,255.6	1,427.0

Accumulated other comprehensive loss	(116.4)	(161.3)

Treasury stock	(38.5)	(47.8)

	1,779.8	1,912.3

	$4,601.6	$4,911.6

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,
	2009	2008
		(adjusted —
		See Note 10)
	(in millions)
Operating activities:
Net income (loss)	$(152.3)	$237.6
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Loss from discontinued operations	0.1	1.7
Goodwill impairment	325.0	—
Depreciation and amortization	120.8	103.1
Stock-based compensation expense	10.7	15.0
Excess tax benefits from stock-based compensation	—	(0.3)
(Benefit) provision for deferred income taxes	(22.6)	132.6
Gain on disposition of property, plant, equipment, and other assets	(5.3)	(10.8)
Other	(15.7)	(17.8)
Changes in assets and liabilities:
(Increase) decrease in receivables	48.3	(58.9)
Decrease in income tax receivable — collection of refunds	87.9	6.3
Increase in income tax receivable — other	(22.8)	(19.3)
(Increase) decrease in inventories	310.4	(96.2)
(Increase) decrease in restricted cash	(20.6)	(32.3)
(Increase) decrease in other assets	(17.2)	(13.3)
Increase (decrease) in accounts payable	(110.9)	(30.0)
Increase (decrease) in accrued liabilities	(27.1)	(29.2)
Increase (decrease) in other liabilities	0.8	(6.3)

Net cash provided by operating activities — continuing operations	509.5	181.9
Net cash provided by operating activities — discontinued operations	(0.1)	0.7

Net cash provided by operating activities	509.4	182.6

Investing activities:
Proceeds from sales of railcars from our lease fleet	191.8	185.4
Proceeds from sales of railcars from our lease fleet — sale and leaseback	103.6	—
Proceeds from disposition of property, plant, equipment, and other assets	11.6	19.9
Capital expenditures — lease subsidiary	(320.6)	(757.6)
Capital expenditures — manufacturing and other	(37.8)	(96.5)

Net cash required by investing activities	(51.4)	(648.8)

Financing activities:
Issuance of common stock, net	0.7	3.1
Excess tax benefits from stock-based compensation	—	0.3
Payments to retire debt	(111.7)	(368.4)
Proceeds from issuance of debt	61.9	754.9
Stock repurchases	(6.3)	(12.2)
Dividends paid to common shareholders	(19.0)	(17.9)

Net cash (required) provided by financing activities	(74.4)	359.8

Net increase (decrease) in cash and cash equivalents	383.6	(106.4)
Cash and cash equivalents at beginning of period	161.8	289.6

Cash and cash equivalents at end of period	$545.4	$183.2

Noncash investing and financing activity:
During the nine months ended September 30, 2009, the Company acquired $56.6 million of equipment on lease through the assumption of capital lease obligations.
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(unaudited)
(in millions, except par value)

	Common Stock				Accumulated
	Shares		Capital in		Other		Treasury	Total
	(200.0	$1.00 Par	Excess	Retained	Comprehensive	Treasury	Stock at	Stockholders’
	Authorized)	Value	of Par Value	Earnings	Loss	Shares	Cost	Equity

Balances at December 31, 2008 as originally reported	81.7	$81.7	$519.9	$1,438.7	$(161.3)	(2.3)	$(47.8)	$1,831.2
Cumulative effect of adopting accounting pronouncement (see Note 10)	—	—	92.8	(11.7)	—	—	—	81.1

Balances at December 31, 2008 as adjusted	81.7	$81.7	$612.7	$1,427.0	$(161.3)	(2.3)	$(47.8)	$1,912.3
Net loss	—	—	—	(152.3)	—	—	—	(152.3)
Other comprehensive income (loss):
Change in unrealized loss on derivative financial instruments, net of tax	—	—	—	—	18.2	—	—	18.2
Change in funded status of pension liability, net of tax	—	—	—	—	27.7	—	—	27.7
Other changes, net of tax	—	—	—	—	(1.0)	—	—	(1.0)

Comprehensive net loss								(107.4)
Cash dividends on common stock	—	—	—	(19.0)	—	—	—	(19.0)
Restricted shares issued, net	—	—	(13.8)	—	—	0.6	14.5	0.7
Stock options exercised	—	—	(0.4)	—	—	0.1	1.1	0.7
Shares repurchased	—	—	—	—	—	(0.8)	(6.3)	(6.3)
Stock-based compensation expense	—	—	(1.1)	—	—	—	—	(1.1)
Other	—	—	—	(0.1)	—	—	—	(0.1)

Balances at September 30, 2009	81.7	$81.7	$597.4	$1,255.6	$(116.4)	(2.4)	$(38.5)	$1,779.8

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
     The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and subsidiaries (“Trinity”, “Company”, “we”, or “our”). In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2009, the results of operations for the three and nine month periods ended September 30, 2009 and 2008, and cash flows for the nine month periods ended September 30, 2009 and 2008 have been made in conformity with generally accepted accounting principles. Because of seasonal and other factors, the results of operations for the nine month period ended September 30, 2009 may not be indicative of expected results of operations for the year ending December 31, 2009. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited Consolidated Financial Statements of the Company included in its Form 10-K for the year ended December 31, 2008. Amounts previously reported have been adjusted as a result of the adoption of accounting pronouncements as explained further under Recent Accounting Pronouncements and Notes 10 and 16. Certain prior year balances have been reclassified in the Consolidated Financial Statements to conform to the 2009 presentations.
Goodwill and Long-lived Assets
     Goodwill is required to be tested for impairment annually, or on an interim basis, whenever events or circumstances change, indicating that the carrying amount of the goodwill might be impaired. The goodwill impairment test is a two-step process requiring the comparison of the reporting unit’s estimated fair value with the carrying amount of its net assets. Step two of the impairment test is necessary to determine the amount of goodwill impairment to be recorded when the reporting unit’s recorded net assets exceed its fair value. We perform this test for our five principal business segments, considered to be “reporting units”: (1) the Rail Group, (2) the Construction Products Group, (3) the Inland Barge Group, (4) the Energy Equipment Group, and (5) the Railcar Leasing and Management Services Group. Due to an overall market decline for products in the Rail Group during the second quarter of 2009, we concluded that indications of impairment existed that required an interim goodwill impairment analysis. Accordingly, we tested the Rail Group’s goodwill for impairment as of June 30, 2009 and recorded a charge of $325 million during the second quarter of 2009. See Note 8 for further explanation and results of this test.
Stockholders’ Equity
     On December 13, 2007, the Company’s Board of Directors authorized a $200 million common stock repurchase program allowing for repurchases through December 31, 2009. During the nine months ended September 30, 2009, 813,028 shares were repurchased under this program at a cost of approximately $6.3 million. No shares were repurchased under this program for the three months ended September 30, 2009. During the three months and nine months ended September 30, 2008, 150,000 and 621,100 shares were repurchased under this program at a cost of approximately $3.8 million and $16.0 million, respectively. Since the inception of this program through September 30, 2009, the Company has repurchased a total of 3,532,728 shares at a cost of approximately $67.5 million.
Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board (“FASB”) issued new rules that significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements. These rules were effective for fiscal years beginning after December 15, 2008 and are applicable only to transactions occurring after the effective date. The Company adopted the new rules as of January 1, 2009; however, for the three and nine months ended September 30, 2009, the Company did not enter into any transactions for which these rules would be applicable.
     In March 2008, the FASB issued a new accounting standard that changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedge items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard enhances the previously existing disclosure framework and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The provisions of this standard were effective for financial statements issued for fiscal years and interim periods beginning after November 15,

2008, with early application encouraged. The Company adopted this standard as of January 1, 2009, and the impact of the adoption was not significant. See Note 6 for required disclosures.
     In May 2008, the FASB issued a new accounting pronouncement that requires issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The effective date of the new accounting pronouncement is for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and does not permit earlier application. The Company adopted the provisions of the new pronouncement as of January 1, 2009. See Note 10 for a further explanation of the effects of implementing this pronouncement as it applies to our Convertible Subordinated Notes.
     In June 2008, the FASB issued a new accounting pronouncement that applies to the calculation of earnings per share for share-based payment awards with nonforfeitable rights to dividends or dividend equivalents under the existing rules for earnings per share. The pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those years. The Company adopted the provisions of the new pronouncement as of January 1, 2009. See Note 16 for a further explanation of the effects of implementing this pronouncement.
     In April 2009, the FASB issued amended disclosure rules concerning interim disclosure requirements for fair value of financial instruments. These rules amend the previous accounting standard, which now require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The effective date of this amendment is for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the provisions of this amendment as of June 30, 2009. See Note 2 for required disclosures.
     In May 2009, the FASB issued a new accounting standard that requires the disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. This standard is not expected to result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure, in its financial statements. The provisions of this standard were effective for interim or annual financial periods ending after June 15, 2009, and are applied prospectively. The Company adopted this standard on June 30, 2009, and the impact of the adoption was not significant. Subsequent events through October 29, 2009 were evaluated for disclosure in these consolidated financial statements.
     In June 2009, the FASB issued a new accounting standard that amends the previous accounting rules for consolidation of variable interest entities. This new accounting standard addresses the elimination of the concept of a qualifying special purpose entity. The new standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly affect its economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the new standard provides more timely and useful information about an enterprise’s involvement with a variable interest entity. This standard will become effective in the first quarter of 2010. We are currently evaluating whether this standard will have an impact on our consolidated financial statements.
Note 2. Fair Value Accounting
     Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of September 30, 2009
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$501.8	$—	$—	$501.8
Restricted cash	132.7	—	—	132.7
Fuel derivative instruments (1)	—	0.1	—	0.1

Total assets	$634.5	$0.1	$—	$634.6

Liabilities:
Fuel derivative instruments (1)	$—	$0.0	$—	$0.0
Interest rate hedges (2)	—	40.5	—	40.5

Total liabilities	$—	$40.5	$—	$40.5

(1)	Fuel derivative instruments are included in Other assets and Accrued liabilities on the Consolidated Balance Sheet.

(2)	Interest rate hedges are included in Accrued liabilities on the Consolidated Balance Sheet.

     The carrying amounts and estimated fair values of our long-term debt at September 30, 2009 were as follows:

	Carrying Value	Estimated Fair Value
	(in millions)
Convertible subordinated notes	$326.0	$343.1
Senior notes	201.5	199.5
Term loan	60.2	60.2
Secured railcar equipment notes	308.8	297.1
Warehouse facility	294.8	294.8
Promissory notes	538.0	522.2
Capital lease obligations	56.2	56.2
Other	3.2	3.2

Total	$1,788.7	$1,776.3

     The estimated fair values of our convertible subordinated notes and senior notes were based on quoted market prices as of September 30, 2009. The estimated fair values of our secured railcar equipment notes and promissory notes were based on our estimate of their fair value as of September 30, 2009 determined by discounting their future cash flows at an appropriate market interest rate. The carrying values of our warehouse facility and term loan approximate fair value because the interest rates adjust to market interest rates and there has been no change in the Company’s credit rating since the loan agreements were entered into within the last six months. The fair values of all other financial instruments are estimated to approximate carrying value.
     Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market to that asset or liability in an orderly transaction between market participants on the measurement date. An entity is required to establish a fair value hierarchy which maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair values are listed below:
     Level 1 — This level is defined as quoted prices in active markets for identical assets or liabilities. The Company’s cash equivalents and restricted cash are United States Treasury instruments.
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
Note 3. Segment Information
     The Company reports operating results in five principal business segments: (1) the Rail Group, which manufactures and sells railcars and related parts and component; (2) the Construction Products Group, which manufactures and sells highway products, concrete and aggregates, and asphalt; (3) the Inland Barge Group, which manufactures and sells barges and related products for inland waterway services; (4) the Energy Equipment Group, which manufactures and sells products for energy related businesses, including tank heads, structural wind towers, and pressure and non-pressure containers for the storage and transportation of liquefied gases and other liquid and dry products; and (5) the Railcar Leasing and Management Services Group, which provides fleet management, maintenance, and leasing services. The category All Other includes our captive insurance and transportation companies; legal, environmental, and upkeep costs associated with non-operating facilities; other peripheral businesses; and the change in market valuation related to ineffective commodity hedges. Gains and losses from the sale of property, plant, and equipment related to manufacturing, except for the concrete and aggregates operations, are recorded in the cost of revenues of the All Other segment. Gains and losses from the sale of property, plant, and equipment for the Railcar Leasing and Management Services Group and the concrete and aggregates operations included in the Construction Products Group are recorded in the cost of revenues of these respective segments because the assets in these two groups are dedicated to these specific operations. All other property, plant and equipment can be and has been utilized by multiple segments.
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

     The financial information from continuing operations for these segments is shown in the tables below. We operate principally in North America.
Three Months Ended September 30, 2009

				Operating
	Revenues			Profit
	External	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$87.4	$78.7	$166.1	$(12.0)
Construction Products Group	141.1	5.2	146.3	13.1
Inland Barge Group	113.8	—	113.8	26.7
Energy Equipment Group	130.2	2.5	132.7	16.2
Railcar Leasing and Management Services Group	81.5	—	81.5	30.3
All Other	3.4	7.8	11.2	0.1
Corporate	—	—	—	(7.3)
Eliminations — Lease subsidiary	—	(75.0)	(75.0)	(1.9)
Eliminations — Other	—	(19.2)	(19.2)	(0.6)

Consolidated Total	$557.4	$—	$557.4	$64.6

Three Months Ended September 30, 2008

				Operating
	Revenues			Profit
	External	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$419.2	$333.5	$752.7	$56.8
Construction Products Group	193.7	7.3	201.0	17.2
Inland Barge Group	160.6	—	160.6	29.8
Energy Equipment Group	169.2	15.3	184.5	32.5
Railcar Leasing and Management Services Group	207.3	—	207.3	53.9
All Other	4.6	16.9	21.5	(3.7)
Corporate	—	—	—	(12.5)
Eliminations — Lease subsidiary	—	(323.0)	(323.0)	(9.9)
Eliminations — Other	—	(50.0)	(50.0)	(0.8)

Consolidated Total	$1,154.6	$—	$1,154.6	$163.3

Nine Months Ended September 30, 2009

				Operating
	Revenues			Profit
	External	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$409.5	$343.8	$753.3	$(346.5)
Construction Products Group	414.3	8.8	423.1	27.1
Inland Barge Group	407.5	—	407.5	95.9
Energy Equipment Group	389.5	6.1	395.6	59.7
Railcar Leasing and Management Services Group	437.4	—	437.4	118.2
All Other	8.8	27.2	36.0	1.2
Corporate	—	—	—	(22.7)
Eliminations — Lease subsidiary	—	(330.3)	(330.3)	(19.6)
Eliminations — Other	—	(55.6)	(55.6)	(3.1)

Consolidated Total	$2,067.0	$—	$2,067.0	$(89.8)

Nine Months Ended September 30, 2008

				Operating
	Revenues			Profit
	External	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$1,101.8	$809.3	$1,911.1	$206.4
Construction Products Group	573.0	16.5	589.5	56.8
Inland Barge Group	449.3	—	449.3	83.5
Energy Equipment Group	449.7	21.6	471.3	76.1
Railcar Leasing and Management Services Group	413.5	—	413.5	124.0
All Other	11.7	46.4	58.1	6.0
Corporate	—	—	—	(29.7)
Eliminations — Lease subsidiary	—	(792.3)	(792.3)	(64.2)
Eliminations — Other	—	(101.5)	(101.5)	(8.9)

Consolidated Total	$2,999.0	$—	$2,999.0	$450.0

Note 4. Railcar Leasing and Management Services Group
     The Railcar Leasing and Management Services Group (“Leasing Group”) provides fleet management, maintenance, and leasing services. Selected combined financial information for the Leasing Group is as follows:

	September 30,	December 31,
	2009	2008
		(as reported)
	(in millions)

Cash	$2.5	$12.7
Leasing equipment:
Machinery and other	38.1	37.0
Equipment on lease	3,067.3	2,973.2

	3,105.4	3,010.2
Accumulated depreciation	(289.4)	(232.7)

	2,816.0	2,777.5

Restricted cash	132.7	112.1
Debt:
Recourse	116.4	61.4
Non-recourse	1,141.6	1,190.3

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(in millions)

Revenues	$81.5	$207.3	$437.4	$413.5
Operating profit	30.3	53.9	118.2	124.0
     For the nine months ended September 30, 2009, revenues of $183.8 million and operating profit of $22.7 million were related to sales of railcars from the lease fleet to a company in which Trinity holds an equity investment. There were no sales to this entity during the three months ended September 30, 2009. For the three and nine months ended September 30, 2008, revenues of $52.6 million and operating profit of $5.7 million and revenues of $98.8 million and operating profit of $12.9 million, respectively, were related to sales of railcars from the lease fleet to a company in which Trinity holds an equity investment. See Note 5 Equity Investment.
     The Leasing Group’s interest expense, which is not a component of operating profit and includes the effects of hedges related to the Leasing Group’s debt, was $20.6 million and $57.1 million for the three and nine months ended September 30, 2009, respectively, and $17.2 million and $46.6 million, respectively, for the same periods last year. Rent expense, which is a component of operating profit, was $11.6 million and $34.5 million for the three and nine months ended September 30, 2009, respectively, and $11.3 million and $33.7 million, respectively, for the same periods last year.

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

	Remaining
	three months
	of 2009	2010	2011	2012	2013	Thereafter	Total
	(in millions)
Future Contractual Minimum Rental Revenues on Leases	$58.2	$215.5	$176.0	$139.3	$108.4	$270.1	$967.5
     The Leasing Group’s debt at September 30, 2009 consists of both recourse and non-recourse debt. In February 2009, the Company repaid in full the $61.4 million of recourse debt outstanding at December 31, 2008 while entering into a seven-year $61 million term loan agreement in the second quarter of 2009. A ten-year capital lease obligation totaling $17.6 million was entered into in the three month period ended September 30, 2009. New capital lease obligations since December 31, 2008 totaled $56.6 million. These new debt obligations are guaranteed by the Company and secured by railcar equipment and related leases. See Note 10 for the form, maturities, and descriptions of the debt. Leasing Group equipment with a net book value of approximately $1,757.2 million is pledged as collateral for Leasing Group debt. Leasing Group equipment with a net book value of approximately $105.5 million and restricted cash totaling $81.3 million is pledged as collateral against operating lease obligations.
     During the nine month period ended September 30, 2009, the Leasing Group entered into operating lease obligations totaling $40.0 million that are guaranteed by the Company and secured by railcar equipment and related leases. Future amounts due as well as future contractual minimum rental revenues related to these operating leases and operating leases arising in previous years are as follows:

	Remaining
	three months
	of 2009	2010	2011	2012	2013	Thereafter	Total
	(in millions)
Future Operating Lease Obligations	$1.6	$5.7	$5.0	$4.4	$4.4	$22.9	$44.0
Future Contractual Minimum Rental Revenues	$0.9	$3.6	$3.0	$2.4	$2.4	$12.1	$24.4
     Off Balance Sheet Arrangements
     In prior years, the Leasing Group completed a series of financing transactions whereby railcars were sold to one or more separate independent owner trusts (“Trusts”). In each transaction, the equity participant in the Trust is considered to be the primary beneficiary of the Trusts and therefore, the debt related to the Trusts is not included as part of these consolidated financial statements. The Leasing Group, through newly formed, wholly owned qualified subsidiaries, leased railcars from the Trusts under operating leases with terms of 22 years, and subleased the railcars to independent third party customers under shorter term operating rental agreements. See Note 4 of the December 31, 2008 Consolidated Financial Statements filed on Form 10-K for a detailed explanation of these financing transactions. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future contractual minimum rental revenues related to these leases due to the Leasing Group are as follows:

	Remaining
	three months
	of 2009	2010	2011	2012	2013	Thereafter	Total
	(in millions)
Future Operating Lease Obligations of Trusts’ Cars	$11.8	$40.7	$41.7	$44.9	$46.1	$475.0	$660.2
Future Contractual Minimum Rental Revenues of Trusts’ Cars	$14.7	$53.8	$43.2	$35.1	$24.0	$71.3	$242.1

Note 5. Equity Investment
     In 2007, the Company and five other equity investors unrelated to the Company or its subsidiaries formed TRIP Rail Holdings LLC (“TRIP Holdings”) for the purpose of providing railcar leasing and management services in North America. TRIP Holdings, through its wholly-owned subsidiary, TRIP Rail Leasing LLC (“TRIP Leasing”) purchases railcars from the Company’s Rail and Leasing Groups funded by capital contributions from TRIP Holdings’ equity investors and third-party debt. The Company agreed to provide 20% of the total of all capital contributions required by TRIP Holdings up to a total commitment of $49.0 million in exchange for 20% of the equity in TRIP Holdings. In January 2009, the Company acquired an additional 5% equity ownership in TRIP Holdings for approximately $9.0 million from another equity investor. As a result, the Company now owns a 25% equity ownership in TRIP Holdings, increasing the Company’s total commitment by $12.3 million to $61.3 million, of which $56.3 million has been paid. The Company receives 25% of the distributions made from TRIP Holdings to equity investors and has a 25% interest in the net assets of TRIP Holdings upon a liquidation event. The terms of the Company’s equity investment are identical to the terms of each of the other four equity investors. Railcars purchased from the Company by TRIP Leasing are required to be purchased at prices comparable with the prices of all similar railcars sold by the Company during the same period for new railcars and at prices based on third party appraised values for used railcars. The manager of TRIP Holdings, Trinity Industries Leasing Company (“TILC”), a wholly owned subsidiary of the Company, may be removed without cause as a result of a majority vote of the non-Company equity members.
     In 2008 and 2007, the Company contributed $14.6 million and $21.3 million, respectively, in capital to TRIP Holdings equal to its 20% pro rata share of total capital received during those years by TRIP Holdings from the equity investors of TRIP Holdings. During the nine months ended September 30, 2009, Trinity funded $20.4 million pursuant to Trinity’s 25% equity ownership obligation, totaling a $56.3 million investment in TRIP Holdings as of September 30, 2009. Trinity’s remaining equity commitment to TRIP Holdings is $5.0 million through June 2010. The Company also paid $13.8 million in structuring and placement fees to the principal underwriter in conjunction with the formation of TRIP Holdings that were expensed on a pro rata basis as railcars were purchased from the Company. For the nine months ended September 30, 2009, $4.1 million of these structuring and placement fees were expensed, leaving the balance fully amortized as of September 30, 2009. No structuring and placement fees were expensed during the three months ended September 30, 2009. Such expense has been treated as sales commissions included in operating costs in the Company’s Consolidated Statements of Operations. As of September 30, 2009, TRIP Leasing had purchased $1,284.7 million of railcars from the Company. Under TRIP Leasing’s debt agreement, the lenders’ availability period to finance additional railcar purchases ended on June 27, 2009. The Company has no obligation to guarantee performance under the debt agreement, guarantee any railcar residual values, shield any parties from losses, or guarantee minimum yields. The Company’s carrying value of its investment in TRIP Holdings is as follows:

	September 30,	December 31,
	2009	2008
	(in millions)
Capital contributions	$56.3	$35.9
Equity in earnings	2.3	0.5
Equity in unrealized losses on derivative financial instruments	(5.5)	(9.5)
Distributions	(6.0)	(3.1)
Deferred broker fees	(1.0)	(0.8)

	$46.1	$23.0

     Sales of railcars to TRIP Leasing and related gains for the three and nine month periods ended September 30, 2009 and 2008 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)
Rail Group:
Sales of railcars to TRIP Leasing	$—	$56.8	$113.0	$285.8
Gain on sales of railcars to TRIP Leasing	$—	$6.5	$11.2	$51.3
Deferral of gain on sales of railcars to TRIP Leasing based on Trinity’s equity interest	$—	$1.4	$2.8	$10.3
TILC:
Sales of railcars to TRIP Leasing	$—	$52.6	$183.8	$98.8
Recognition of previously deferred gain on sales of railcars to TRIP Leasing	$—	$7.1	$30.3	$16.1
Deferral of gain on sales of railcars to TRIP Leasing based on Trinity’s equity interest	$—	$1.4	$7.6	$3.2
     Administrative fees paid to TILC by TRIP Holdings and TRIP Leasing for the three and nine month periods ended September 30, 2009, were $0.9 million and $3.6 million, respectively, and $1.0 million and $3.1 million, respectively, for the same periods last year.
     On October 15, 2009, TILC loaned TRIP Holdings $14.5 million to resolve a collateral deficiency. The note is repayable monthly from TRIP Holdings’ excess cash flow plus accrued interest at 11% and is expected to be repaid in full by June 2010.
     See Note 5 of the December 31, 2008 Consolidated Financial Statements filed on Form 10-K for additional information.
Note 6. Derivative Instruments
     We use derivative instruments to mitigate the impact of increases in zinc, natural gas, and diesel fuel prices and interest rates, as well as to convert a portion of our variable-rate debt to fixed-rate debt. Additionally, we use derivative instruments to mitigate the impact of unfavorable fluctuations in foreign currency exchange rates. We also use derivatives to lock in fixed interest rates in anticipation of future debt issuances. Derivative instruments designated as hedges are accounted for as cash flow hedges in accordance with accounting standards issued by the FASB.
     Interest rate hedges
     In anticipation of a future debt issuance, we entered into interest rate swap transactions during the fourth quarter of 2006 and during 2007. These instruments, with a notional amount of $370 million, hedged the interest rate on a portion of a future debt issuance associated with an anticipated railcar leasing transaction, which closed in May 2008. These instruments settled during the second quarter of 2008. The weighted average fixed interest rate under these instruments was 5.34%. These interest rate swaps were accounted for as cash flow hedges with changes in the fair value of the instruments of $24.5 million recorded as a loss in Accumulated Other Comprehensive Loss (“AOCL”) through the date the related debt issuance closed with a principal balance of $572.2 million in May 2008. The balance is being amortized over the term of the related debt. On September 30, 2009, the balance remaining in AOCL was $18.8 million. The effect on interest expense for the three and nine months ended September 30, 2009, was an increase of $1.0 million and $3.0 million, respectively, due to amortization of the AOCL balance. The effect on interest expense for the three and nine months ended September 30, 2008, was an increase of $1.1 million and $6.1 million, respectively, due to the ineffective portion of the hedges primarily associated with hedged interest payments that were never made and amortization of the AOCL balance. It is expected that $3.8 million in losses will be recognized in earnings during the next twelve months from amortization of the AOCL balance.
     In May 2008, we entered into an interest rate swap transaction that is being used to fix the LIBOR component of the debt issuance which closed in May 2008. The fixed interest rate under this instrument is 4.126%. The amount recorded for this instrument as of September 30, 2009 in the consolidated balance sheet was a liability of $37.8 million, with $37.0 million of expense recorded in AOCL. The effect on interest expense for the three and nine months ended September 30, 2009 was an increase of $5.2 million and $15.2 million, respectively, which primarily related to the monthly settlement of interest. The effect on interest expense for the three and nine months ended September 30, 2008 was an increase of $2.3 million and $3.4 million, respectively, which primarily related to the monthly settlement of interest.
     During the fourth quarter of 2008, we entered into interest rate swap transactions with a notional amount of $200 million that are being used to counter our exposure to changes in the variable interest rate associated with our warehouse facility. The weighted average fixed interest rate under these instruments at September 30, 2009 was 1.798%. The amount recorded for these instruments as of September 30, 2009 in the consolidated balance sheet was a liability of $2.7 million. The effect on interest expense for the three and nine months ended September 30, 2009 was an increase of $1.1 million and $2.5 million, respectively, which included the mark to market valuation on the interest rate swap transactions and the monthly settlement of interest.
     During 2005 and 2006, we entered into interest rate swap transactions in anticipation of a future debt issuance. These instruments, with a notional amount of $200 million, fixed the interest rate on a portion of a future debt issuance associated with a railcar leasing transaction in 2006 and settled at maturity in the first quarter of 2006. The weighted average fixed interest rate under these instruments was 4.87%. These interest rate swaps were being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in AOCL through the date the related debt issuance closed in May 2006. The balance is being amortized over the term of the related debt. At September 30, 2009, the balance remaining in AOCL was $3.1 million. The effect of the amortization on interest expense for the three and nine month periods ended September 30, 2009 was a decrease of $0.1 million and $0.3 million, respectively. The effect on the same periods in the prior year was a decrease of $0.1 million and $0.3 million, respectively. It is expected that $0.4 million in losses will be recognized in earnings during the next twelve months from amortization of the AOCL balance.
     Natural gas and diesel fuel
     We continue a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The liability recorded in the consolidated balance sheet for natural gas hedges was insignificant as of September 30, 2009. The amount recorded in the consolidated balance sheet for diesel fuel hedges was an asset of $0.1 million and $0.1 million of income in AOCL as of September 30, 2009. The effect of both derivatives on the consolidated statement of operations for the nine month period ended September 30, 2009 was operating expense of $1.5 million, which includes the mark to market valuation resulting in a loss of $0.3 million. The effect of both derivatives on the consolidated statement of operations for the three month period ended September 30, 2009 was insignificant. The effect of both derivatives on the consolidated statement of operations for the three and nine month periods ended September 30, 2008 was operating expense of $0.4 million and operating income of $9.5 million, respectively, which includes the mark to market valuation resulting in a loss of $1.2 million and gains of $7.8 million for the three and nine month periods ended September 30, 2008, respectively.
     Foreign Exchange Hedge
     During the nine month period ended September 30, 2009, we entered into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. These instruments are short term with quarterly maturities and no remaining balance in AOCL as of September 30, 2009. The effect on the consolidated statement of operations for the three and nine months ended September 30, 2009 was expense of $0.2 million and $1.2 million, respectively, included in other, net on the consolidated statement of operations.
     Zinc
     In 2008, we continued a program to mitigate the impact of fluctuations in the price of zinc purchases. The intent of this program was to protect our operating profit from adverse price changes by entering into derivative instruments. During the third quarter of 2009, we entered into a derivative instrument expiring on December 31, 2009. The effect of this derivative instrument on the 2009 consolidated financial statements is not significant. The effect on the consolidated statement of operations for the nine months ended September 30, 2008 was operating income of $0.9 million.

Note 7. Property, Plant, and Equipment
     The following table summarizes the components of property, plant, and equipment as of September 30, 2009 and December 31, 2008.

	September 30,	December 31,
	2009	2008
		(as reported)
	(in millions)
Corporate/Manufacturing:
Land	$37.5	$38.1
Buildings and improvements	419.0	401.4
Machinery and other	733.3	685.4
Construction in progress	17.5	50.7

	1,207.3	1,175.6
Less accumulated depreciation	(675.8)	(620.2)

	531.5	555.4

Leasing:
Machinery and other	38.1	37.0
Equipment on lease	3,067.3	2,973.2

	3,105.4	3,010.2
Less accumulated depreciation	(289.4)	(232.7)

	2,816.0	2,777.5
Deferred profit on railcars sold to the Leasing Group	(329.9)	(342.3)

	$3,017.6	$2,990.6

Note 8. Goodwill and Long-lived Assets
     During the second quarter of 2009, there was a significant decline in new orders for railcars and continued weakening demand for products in the Rail Group as well as a change in the average estimated railcar deliveries from independent third party research firms. Additionally, the significant number of idled railcars in the North American fleet resulted in the creation of new internal sales estimates by railcar type. Based on this information, we concluded that indications of impairment existed with respect to the Rail Group which required an interim goodwill impairment analysis and, accordingly, we performed such a test as of June 30, 2009. The table below is an average of the estimates of approximate industry railcar deliveries for the next five years from two independent third party research firms, Global Insight, Inc. and Economic Planning Associates, Inc.
Average Estimated Railcar Deliveries

	As of January 2009	As of May 2009	Percent Change
2009	28,300	24,000	(15.2)%
2010	23,700	15,100	(36.3)%
2011	41,550	29,150	(29.8)%
2012	56,050	48,200	(14.0)%
2013	62,550	59,750	(4.5)%
     Our estimate of the Rail Group’s fair value (considered to be a level three fair value measurement) utilized an income approach based on the anticipated future discounted cash flows of the Rail Group, requiring significant estimates and assumptions related to future revenues and operating profits, exit multiples, tax rates and consequences, and discount rates based upon market-based capital costs. Because the estimated fair value of the Rail Group was less than the carrying amount of its net assets, we performed step two of our goodwill impairment analysis as required by generally accepted accounting principles by estimating the fair value of individual assets and liabilities of the Rail Group in accordance with the provisions of the accounting standards pertaining to business combinations and fair value measurements. The result of our impairment analysis indicated that the remaining implied goodwill amounted to $122.5 million for our Rail Group as of June 30, 2009 and, consequently, we recorded an impairment charge of $325.0 million during the second quarter of 2009. The change in our estimate of the Rail Group’s enterprise value from December 31, 2008 to June 30, 2009 was driven by economic indicators, including third-party studies that predicted the decline in the railcar industry was likely to extend longer than was previously expected. In management’s opinion, no interim impairment tests are necessary for our remaining business segments as there has not been a significant change in market conditions for these segments since the 2008 annual impairment test. Additionally, there have been no significant changes in our Rail Group business during the third quarter of 2009 which, in management’s opinion, would require an adjustment to the previously recorded impairment charge of $325.0 million.

     During the second quarter of 2009, we performed an interim test for recoverability of the carrying value of our Rail Group long-lived assets based on cash flow estimates consistent with those used in the goodwill impairment test. The carrying value of long-lived assets to be held and used is considered impaired only when their carrying value is not recoverable through undiscounted future cash flows and the fair value of the assets is less than their carrying value. We determined that there was no impairment of the recoverability of the Rail Group’s long-lived assets as the Rail Group’s estimated undiscounted future cash flows exceeded the carrying value of its long-lived assets.
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
     Goodwill remaining by segment is as follows:

	September 30,	December 31,
	2009	2008
		(as reported)
	(in millions)
Rail Group	$122.5	$447.5
Construction Products Group	52.2	50.4
Energy Equipment Group	4.3	4.3
Railcar Leasing and Management Services Group	1.8	1.8

	$180.8	$504.0

Note 9. Warranties
     The Company provides warranties against workmanship and materials defects ranging from one to five years depending on the product. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been filed by a customer. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. The Company provides for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assesses the adequacy of the resulting reserves on a quarterly basis. The changes in the accruals for warranties for the three and nine month periods ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)
Beginning balance	$18.5	$29.6	$25.7	$28.3
Warranty costs incurred	(2.0)	(1.1)	(6.8)	(2.8)
Warranty originations and revisions	3.7	2.2	7.1	8.6
Warranty expirations	(1.6)	(2.0)	(7.4)	(5.4)

Ending balance	$18.6	$28.7	$18.6	$28.7

Note 10. Debt
     The following table summarizes the components of debt as of September 30, 2009 and December 31, 2008.

	September 30,	December 31,
	2009	2008
		(adjusted)
	(in millions)
Corporate/Manufacturing — Recourse:
Revolving commitment	$—	$—
Convertible subordinated notes	450.0	450.0
Less: unamortized discount	(124.0)	(131.2)

	326.0	318.8

Senior notes	201.5	201.5
Other	3.2	2.7

	530.7	523.0

Leasing — Recourse:
Capital lease obligations	56.2	—
Term loan	60.2	—
Equipment trust certificates	—	61.4

	647.1	584.4

Leasing — Non-recourse:
Secured railcar equipment notes	308.8	320.0
Warehouse facility	294.8	312.7
Promissory notes	538.0	557.6

	1,141.6	1,190.3

Total debt	$1,788.7	$1,774.7

     On January 1, 2009, we adopted the provisions of a new FASB accounting pronouncement that is applicable to the Company’s 3 7/8% Convertible Subordinated Notes issued June 2006. The pronouncement requires that the accounting for these types of instruments reflect their underlying economics by capturing the value of the conversion option as borrowing costs and recognizing their potential dilutive effects on earnings per share. This pronouncement requires retrospective application to all periods presented and does not grandfather existing instruments.
     As a result of adopting the new rules, on January 1, 2009, we recorded the following adjustments to amounts previously reported in our December 31, 2008 Consolidated Balance Sheet:

		Increase/(Decrease)
			Adjustments to
			income from
			debt issuance
		Adjustments	date through
	Originally	as of debt	December 31,
	reported	issuance date	2008	Adjusted
		(In millions)
Other assets and restricted cash	$297.1	$(3.2)	$(0.5)	$293.4
Deferred income taxes	$341.9	$56.6	$(10.2)	$388.3
Debt	$1,905.9	$(152.6)	$21.4	$1,774.7
Capital in excess of par value	$519.9	$92.8	$—	$612.7
Retained earnings	$1,438.7	$—	$(11.7)	$1,427.0
     These adjustments record the effects of (1) reclassifying $152.6 million to capital in excess of par value with an offsetting reduction to debt in the form of unamortized discount representing the amount of the proceeds received from the issuance of the Convertible Subordinated Notes attributable to their conversion options; (2) reclassifying $3.2 million in debt origination costs related to the Convertible Subordinated Notes from other assets to capital in excess of par value; (3) recognizing additional amortization of debt discount and debt origination costs as an increase to interest expense for the period from the issuance of the Convertible Subordinated Notes through December 31, 2008; and (4) the corresponding effect of these adjustments on deferred tax expense and deferred tax liability.
     Additionally, interest expense for the three and nine months ended September 30, 2008 was increased by $2.3 million and $6.7 million, respectively, from amounts originally reported to include amortization of debt discount and debt origination costs with offsetting tax benefits of $1.8 million and $3.3 million, respectively. The effect of these adjustments for the three and nine months ended September 30, 2008 was to decrease basic net income per share from continuing operations by $0.01 and $0.04, respectively, and to decrease diluted net income per share from continuing operations by $0.01 and $0.04, respectively. There was no change to the discontinued operations per common share data.
     As of September 30, 2009 and December 31, 2008, as adjusted, capital in excess of par value included $92.8 million related to the estimated value of the Convertible Subordinated Notes’ conversion options. Debt discount recorded in the consolidated balance sheet is being amortized through June 1, 2018 to yield an effective annual interest rate of 8.42% based upon the estimated market interest rate for comparable non-convertible debt as of the issuance date of the Convertible Subordinated Notes. Total interest expense recognized on the Subordinated Convertible Notes for the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)
Coupon rate interest	$4.4	$4.4	$13.1	$13.1
Amortized debt discount	2.4	2.2	7.1	6.6

	$6.8	$6.6	$20.2	$19.7

     At September 30, 2009, the Convertible Subordinated Notes were convertible at a price of $51.84 per share resulting in 8,680,556 issuable shares. As of September 30, 2009, if the Subordinated Convertible Notes had been converted, no shares would have been issued since the trading price of the Company’s common stock was below the conversion price of the Convertible Subordinated Notes. The Company has not entered into any derivatives transactions associated with these Notes.
     Trinity’s revolving credit facility requires maintenance of ratios related to interest coverage for the leasing and manufacturing operations, leverage, and minimum net worth. Interest on the revolving credit facility is calculated at prime or LIBOR plus 75 basis points. At September 30, 2009, there were no borrowings under our $425 million revolving credit facility maturing on October 19, 2012. After $88.9 million was considered for letters of credit, $336.1 million was available under the revolving credit facility.
     In May 2009, TILC renewed its railcar leasing warehouse facility through February 2011. Unless further renewed, this facility will be payable in three equal installments in August 2011, February 2012, and August 2012. The facility, which originally matured in August 2009, was established to finance railcars owned by TILC. Due to the lower level of demand for railcars and the Company’s resulting need for less financing of this type, the size of the warehouse facility commitment was reduced from $600 million to $475 million at the time of the renewal. Advances under this facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 2.80% at September 30, 2009. At September 30, 2009, $294.8 million was outstanding and $180.2 million was available under this facility.
     During the nine months ended September 30, 2009, TILC repaid in full the $61.4 million of equipment trust certificates, entered into a seven-year $61 million term loan agreement, and assumed capital lease obligations totaling $56.6 million. These new debt obligations are guaranteed by the Company and secured by railcar equipment and related leases.
     Terms and conditions of other debt, including recourse and non-recourse provisions, are described in Note 10 of the December 31, 2008 Consolidated Financial Statements filed on Form 10-K.

     The remaining principal payments under existing debt agreements as of September 30, 2009 are as follows:

	Remaining
	three months
	of 2009	2010	2011	2012	2013	Thereafter
			(in millions)
Recourse:
Corporate/Manufacturing	$0.5	$0.7	$0.5	$0.4	$0.2	$652.4
Leasing — term loan (Note 4)	0.6	2.5	2.7	2.8	3.1	48.5
Leasing — capital leases (Note 4)	0.6	2.5	2.7	2.9	3.0	44.5
Non-recourse:
Leasing — secured railcar equipment notes (Note 4)	4.1	16.5	14.9	13.7	15.4	244.2
Leasing — warehouse facility (Note 4)	2.2	8.9	18.1	10.5	—	—
Leasing — promissory notes (Note 4)	6.7	27.6	29.0	30.9	28.8	415.0

Total principal payments excluding termination of warehouse facility	14.7	58.7	67.9	61.2	50.5	1,404.6
Warehouse facility termination payments	—	—	86.2	168.9	—	—

Total principal payments	$14.7	$58.7	$154.1	$230.1	$50.5	$1,404.6

Note 11. Other, Net
     Other, net (income) expense consists of the following items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)
Foreign currency exchange transactions	$—	$1.4	$1.6	$(2.0)
Gain on equity investments	(4.3)	(0.1)	(5.7)	(0.5)
Other	(0.1)	(2.1)	(0.8)	(1.1)

Other, net	$(4.4)	$(0.8)	$(4.9)	$(3.6)

     Gain on equity investments includes a $3.7 million gain from the sale of an investment during the quarter ended September 30, 2009.
Note 12. Income Taxes
     The change in unrecognized tax benefits for the nine months ended September 30, 2009 and 2008 is as follows:

	Nine Months Ended
	September 30,
	2009	2008
	(in millions)
Beginning balance	$32.9	$23.7
Additions for tax positions related to the current year	5.0	2.0
Additions for tax positions of prior years	1.7	5.9
Reductions for tax positions of prior years	(4.6)	(1.6)
Settlements	(1.5)	—
Expiration of statute of limitations	—	(0.4)

Ending balance	$33.5	$29.6

     The additions for the nine months ended September 30, 2009, were amounts provided for tax positions previously taken in foreign jurisdictions and tax positions taken for federal and state income tax purposes as well as deferred tax liabilities that have been reclassified to uncertain tax positions.
     The reduction for tax positions of prior years and settlements for the nine months ended September 30, 2009 related primarily to a federal position that we believe will be sustained upon audit and therefore is no longer at risk and the completion of state audits in which the Company’s tax position was not challenged by the state, respectively.

     The total amount of unrecognized tax benefits including interest and penalties at September 30, 2009 that would affect the Company’s effective tax rate if recognized was $17.0 million. There is a reasonable possibility that unrecognized federal and state tax benefits will decrease by September 30, 2010 due to a lapse in the statute of limitations for assessing tax. Amounts subject to a lapse in statute by September 30, 2010 are $0.1 million. Further, there is a reasonable possibility that the unrecognized federal tax benefits will decrease by September 30, 2010 due to settlements with taxing authorities. Amounts expected to settle by September 30, 2010 are $11.1 million.
     Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of September 30, 2009 and December 31, 2008 was $11.7 million and $10.6 million, respectively.
     Income tax expense for the three and nine months ended September 30, 2009 included $0.6 million and $1.1 million, respectively, in interest expense and penalties related to uncertain tax positions. Income tax expense for the three and nine months ended September 30, 2008 included $(0.9) million and $1.9 million, respectively, in interest expense and penalties related to uncertain tax positions.
     We are currently under three separate Internal Revenue Service (“IRS”) examination cycles. These include the tax years ended 1998 through 2002; 2004 through 2005; and 2006 through 2008. Thus our statute remains open from the year ended March 31, 1998, forward. We have agreed upon all issues related to the 1998-2002 exam cycle and are currently waiting for the final Revenue Agent Report and tax assessment. We expect to receive this report and assessment during the first quarter of 2010. We are fully reserved for these issues and have made a preliminary tax payment to stop the accrual of additional interest. We have also concluded the field work for the 2004 — 2005 exam cycle and have been issued a Revenue Agent Report, or “30-Day Letter.” Certain issues have been agreed upon by us and the IRS and certain issues remain unresolved. Accordingly, we have appealed those unresolved issues to the Appeals Division of the IRS. Due to the uncertainty of the length of the appeals process and possible post-appeals litigation on any issues, the statute related to the 2004 -2005 exam cycle will remain open for an indeterminable period of time. Likewise, as the 2006 — 2008 cycle has only recently begun, we are unable to determine how long these periods will remain open.
     In addition, the statute of limitations governing the right of Mexico’s tax authorities to audit the tax returns of our operations in Mexico remain open for the 2002 tax year forward. Our Mexico subsidiaries are currently under audit for the 2002 and 2003 tax years. We expect these examinations to be completed within the next twelve months. Our Swiss subsidiary has been audited through the 2007 tax year and no adjustments have been proposed. Our various other European subsidiaries, including subsidiaries that were sold in 2006, are impacted by various statutes of limitations which are generally open from 2003 forward. An exception to this is our discontinued operations in Romania, which have been audited through 2004. Generally, states’ statutes in the United States are open from 2002 forward.
     The Company has received income tax refunds of $87.9 million during the nine months ended September 30, 2009. During the third quarter of 2009, the Company filed a superseded federal tax return, final Mexican tax returns and some state tax returns that resulted in the expectation of additional $22.4 million of tax refunds to be received by December 31, 2009.
     The effective tax rate for continuing operations for the three month period ended September 30, 2009 was 38.5% and varied from the federal statutory rate of 35.0% due primarily to state income taxes and discrete adjustments related to foreign and state taxes. The effective tax rate for continuing operations for the nine month period ended September 30, 2009 was 12.2% and varied from the 35% federal statutory rate due primarily to the second quarter goodwill impairment charge not being fully deductible for income tax purposes; the recording in the second quarter of a $6.3 million valuation allowance against foreign tax credits previously benefited; and state income taxes and other discrete adjustments. The prior year effective tax rates for continuing operations for the three and nine month periods ended September 30, 2008 were 33.8% and 37.0%, respectively, and varied from the federal statutory rate of 35.0% due primarily to state income taxes, discrete adjustments related to foreign and state taxes, and revisions of federal deferred tax items.

Note 13. Employee Retirement Plans
     The following table summarizes the components of net periodic pension cost for the Company.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)
Service cost	$0.2	$2.5	$2.7	$7.3
Interest	4.8	5.2	15.0	15.6
Expected return on plan assets	(3.9)	(5.1)	(11.8)	(15.1)
Amortization and deferral	0.8	0.5	3.5	1.5
Curtailment	—	—	(0.3)	—
Profit sharing	1.7	2.2	6.9	6.1

Net expenses	$3.6	$5.3	$16.0	$15.4

     During the first quarter of 2009, the Company amended its Supplemental Retirement Plan (the “Supplemental Plan”) to reduce future retirement plan costs. This amendment provides that all benefit accruals under the Supplemental Plan cease effective March 31, 2009, and the Supplemental Plan was frozen as of that date. In addition, the Company amended the Trinity Industries, Inc. Standard Pension Plan (the “Pension Plan”). This amendment was designed to reduce future pension costs and provides that, effective March 31, 2009, all future benefit accruals under the Pension Plan automatically cease for all participants, and the accrued benefits under the Pension Plan was determined and frozen as of that date. Accordingly, as a result of these amendments, accrued pension liability was reduced by $44.1 million with an offsetting reduction in funded status of pension liability included in AOCL.
     Trinity contributed $3.2 million and $15.9 million to the Company’s defined benefit pension plans for the three and nine month periods ended September 30, 2009, respectively. Trinity contributed $13.9 million and $21.6 million to the Company’s defined benefit pension plans for the three and nine month periods ended September 30, 2008, respectively. Total contributions to the Company’s pension plans in 2009 are expected to be approximately $19.1 million.
Note 14. Accumulated Other Comprehensive Loss

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(in millions)
Comprehensive net income (loss) is as follows:
Net income (loss)	$23.2	$89.6	$(152.3)	$237.6
Other comprehensive income (loss):
Currency translation adjustments, net of tax expense of $—, $0.1, $—, and $0.1	—	—	—	0.1
Change in funded status of pension liability, net of tax expense of $—, $—, $16.4, and $—	—	—	27.7	—
Change in unrealized loss on derivative financial instruments, net of tax expense (benefit) of $(2.4), $(2.6), $8.4, and $(3.4)	(5.3)	(5.1)	18.2	(5.4)
Other changes, net of tax expense (benefit) of $—, $—, $(0.6), and $(0.4)	(0.1)	—	(1.0)	(0.6)

Comprehensive net income (loss)	$17.8	$84.5	$(107.4)	$231.7

	September 30,	December 31,
	2009	2008
		(as reported)
	(in millions)
The components of accumulated other comprehensive loss are as follows:
Currency translation adjustments, net of tax benefit of $(0.2) and $(0.1)	$(17.1)	$(17.1)
Unrealized loss on derivative financial instruments, net of tax benefit of $(19.5) and $(28.0)	(38.6)	(56.8)
Funded status of pension liability, net of tax benefit of $(34.5) and $(50.9)	(58.7)	(86.4)
Other changes, net of tax benefit of $(1.2) and $(0.6)	(2.0)	(1.0)

	$(116.4)	$(161.3)

Note 15. Stock-Based Compensation
     Stock-based compensation totaled approximately $3.2 million and $10.7 million for the three and nine months ended September 30, 2009, respectively. Stock-based compensation totaled approximately $4.9 million and $15.0 million for the three and nine months ended September 30, 2008, respectively.
Note 16. Net Income Per Common Share
     On January 1, 2009, we adopted the provisions of the new FASB accounting pronouncement requiring that unvested share-based payment awards containing non-forfeitable rights to dividends be considered participating securities and included in the computation of earnings per share pursuant to the two-class method. This pronouncement requires that, upon adoption, all prior period earnings per share data presented be adjusted retrospectively. The effect of adopting this pronouncement for the three and nine months ended September 30, 2008 was to decrease basic net income per common share from continuing operations by $0.04 and $0.10, respectively. The effect of adopting this pronouncement for the three and nine months ended September 30, 2008 was to decrease diluted net income per common share from continuing operations by $0.02 and $0.05, respectively. There was no change to the discontinued operations per common share data.
     Basic net income per common share is computed by dividing net income remaining after allocation to unvested restricted shares by the weighted average number of common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted net income per common share includes the net impact of unvested restricted shares and shares that could be issued under outstanding stock options. Total weighted average restricted shares and stock options having an antidilutive effect on diluted earnings per share were 3.7 million shares for the three and nine month periods ended September 30, 2009. Total weighted average restricted shares and stock options having an antidilutive effect on diluted earnings per share were 2.7 million shares and 2.6 million shares for the three and nine month periods ended September 30, 2008, respectively.
     The computation of basic and diluted net income (loss) applicable to common stockholders is as follows:

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
	(in millions, except per share amounts)
					Average
	Income (Loss)	Average Shares	EPS	Income (Loss)	Shares	EPS

Income (loss) from continuing operations	$23.2			$91.0
Unvested restricted share participation	(0.9)			(3.0)

Income (loss) from continuing operations — basic	22.3	76.5	$0.29	88.0	79.1	$1.11

Effect of dilutive securities:
Stock options	—	0.1		—	0.4

Income (loss) from continuing operations — diluted	$22.3	76.6	$0.29	$88.0	79.5	$1.11

Loss from discontinued operations, net of taxes	$(0.0)			$(1.4)
Loss allocable to unvested restricted shares	—			—

Loss from discontinued operations, net of taxes — basic	$(0.0)	76.5	$0.00	$(1.4)	79.1	$(0.02)

Effect of dilutive securities:
Stock options	—	0.1		—	0.4

Loss from discontinued operations, net of taxes — diluted	$(0.0)	76.6	$0.00	$(1.4)	79.5	$(0.02)

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
	(in millions, except per share amounts)
					Average
	Income (Loss)	Average Shares	EPS	Income (Loss)	Shares	EPS

Income (loss) from continuing operations	$(152.2)			$239.3
Unvested restricted share participation	(0.8)			(7.5)

Income (loss) from continuing operations — basic	(153.0)	76.4	$(2.00)	231.8	79.0	$2.93

Effect of dilutive securities:
Stock options	—	—		—	0.4

Income (loss) from continuing operations — diluted*	$(153.0)	76.4	$(2.00)	$231.8	79.4	$2.92

Loss from discontinued operations, net of taxes	$(0.1)			$(1.7)
Loss allocable to unvested restricted shares	—			0.1

Loss from discontinued operations, net of taxes — basic	$(0.1)	76.4	$0.00	$(1.6)	79.0	$(0.02)

Effect of dilutive securities:
Stock options	—	—		—	0.4

Loss from discontinued operations, net of taxes — diluted	$(0.1)	76.4	$0.00	$(1.6)	79.4	$(0.02)

*	Diluted loss per common share for the nine months ended September 30, 2009 is based only on the weighted average number of common shares outstanding during the period, as the inclusion of stock options and restricted shares would have been antidilutive.
Note 17. Contingencies
     Barge Litigation
     The Company and its wholly owned subsidiary, Trinity Marine Products, Inc., were co-defendants in a class-action lawsuit filed in April 2003 entitled Waxler Transportation Company, Inc. v. Trinity Marine Products, Inc., et al. A settlement of this case was approved by the court and became final February 13, 2008. The Court Appointed Disbursing Agent (“CADA”) prepared an Allocation Plan and Distribution Plan for the disbursement of settlement compensation that was approved by the court on November 14, 2008. As of September 30, 2009, based on instructions from the CADA to the settlement funds escrow agent, the Company had received $3.6 million in refunds of unclaimed settlement funds.
     Other Litigation and Contingencies
     The Company is involved in other claims and lawsuits incidental to our business. Based on information currently available, it is management’s opinion that the ultimate outcome of all current litigation and other claims, including settlements, in the aggregate will not have a material adverse effect on the Company’s overall financial condition for purposes of financial reporting. However, resolution of certain claims or lawsuits by settlement or otherwise could impact the operating results of the reporting period in which such resolution occurs.
     Trinity is subject to Federal, state, local, and foreign laws and regulations relating to the environment and the workplace. The Company has reserved $6.6 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. Other than with respect to the foregoing, we believe that we are currently in substantial compliance with environmental and workplace laws and regulations.

Note 18. Financial Statements for Guarantors of the Senior Debt
     The Company’s senior debt and certain operating leases are fully and unconditionally and jointly and severally guaranteed by certain of Trinity’s wholly owned subsidiaries: Transit Mix Concrete & Materials Company, Trinity Industries Leasing Company, Trinity Marine Products, Inc., Trinity Rail Group, LLC, Trinity North American Freight Car, Inc., Trinity Tank Car, Inc., and Trinity Parts & Components, LLC. No other subsidiaries guarantee the senior debt. As of September 30, 2009, assets held by the non-guarantor subsidiaries include $132.7 million of restricted cash that is not available for distribution to Trinity Industries, Inc. (“Parent”), $1,757.2 million of equipment securing certain debt, $105.5 million of equipment securing certain lease obligations held by the non-guarantor subsidiaries, and $221.5 million of assets located in foreign locations. As of December 31, 2008, assets held by the non-guarantor subsidiaries include $112.1 million of restricted cash that is not available for distribution to the Parent, $1,546.5 million of equipment securing certain debt, $107.2 million of equipment securing certain lease obligations held by the non-guarantor subsidiaries, and $266.9 million of assets located in foreign locations.
Statement of Operations
For the Three Months Ended September 30, 2009

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$262.2	$327.0	$(31.8)	$557.4
Cost of revenues	2.1	212.5	267.1	(31.8)	449.9
Selling, engineering, and administrative expenses	7.0	19.5	16.4	—	42.9

	9.1	232.0	283.5	(31.8)	492.8

Operating profit (loss)	(9.1)	30.2	43.5	—	64.6
Other (income) expense	(30.3)	8.6	15.8	32.8	26.9

Income (loss) from continuing operations before income taxes	21.2	21.6	27.7	(32.8)	37.7
Provision (benefit) for income taxes	(2.0)	5.2	11.3	—	14.5

Income (loss) from continuing operations	23.2	16.4	16.4	(32.8)	23.2
Loss from discontinued operations, net of benefit for income taxes of $0.0	—	—	—	—	--

Net income (loss)	$23.2	$16.4	$16.4	$(32.8)	$23.2

Statement of Operations
For the Nine Months Ended September 30, 2009

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,190.9	$1,029.4	$(153.3)	$2,067.0
Cost of revenues	20.8	985.5	839.7	(153.3)	1,692.7
Selling, engineering, and administrative expenses	22.4	65.3	51.4	—	139.1
Goodwill impairment	2.2	276.5	46.3	—	325.0

	45.4	1,327.3	937.4	(153.3)	2,156.8

Operating profit (loss)	(45.4)	(136.4)	92.0	—	(89.8)
Other (income) expense	120.2	11.9	51.5	(100.0)	83.6

Income (loss) from continuing operations before income taxes	(165.6)	(148.3)	40.5	100.0	(173.4)
Provision (benefit) for income taxes	(13.3)	(40.0)	32.1	—	(21.2)

Income (loss) from continuing operations	(152.3)	(108.3)	8.4	100.0	(152.2)
Loss from discontinued operations, net of benefit for income taxes of $(0.0)	—	—	(0.1)	—	(0.1)

Net income (loss)	$(152.3)	$(108.3)	$8.3	$100.0	$(152.3)

Statement of Operations
For the Three Months Ended September 30, 2008 (adjusted)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$(0.1)	$769.1	$576.9	$(191.3)	$1,154.6
Cost of revenues	17.5	647.9	454.4	(191.3)	928.5
Selling, engineering, and administrative expenses	12.5	27.4	22.9	—	62.8

	30.0	675.3	477.3	(191.3)	991.3

Operating profit (loss)	(30.1)	93.8	99.6	—	163.3
Other (income) expense	(110.0)	5.3	17.9	112.6	25.8

Income from continuing operations before income taxes	79.9	88.5	81.7	(112.6)	137.5
Provision (benefit) for income taxes	(9.7)	29.6	26.6	—	46.5

Income from continuing operations	89.6	58.9	55.1	(112.6)	91.0
Loss from discontinued operations, net of benefit for income taxes of $(0.1)	—	—	(1.4)	—	(1.4)

Net income	$89.6	$58.9	$53.7	$(112.6)	$89.6

Statement of Operations
For the Nine Months Ended September 30, 2008 (adjusted)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$6.2	$1,958.9	$1,505.3	$(471.4)	$2,999.0
Cost of revenues	76.4	1,565.9	1,194.1	(471.4)	2,365.0
Selling, engineering, and administrative expenses	30.3	86.6	67.1	—	184.0

	106.7	1,652.5	1,261.2	(471.4)	2,549.0

Operating profit (loss)	(100.5)	306.4	244.1	—	450.0
Other (income) expense	(304.6)	8.0	47.1	319.4	69.9

Income from continuing operations before income taxes	204.1	298.4	197.0	(319.4)	380.1
Provision (benefit) for income taxes	(33.5)	104.2	70.1	—	140.8

Income from continuing operations	237.6	194.2	126.9	(319.4)	239.3
Loss from discontinued operations, net of benefit for income taxes of ($0.2)	—	—	(1.7)	—	(1.7)

Net income	$237.6	$194.2	$125.2	$(319.4)	$237.6

Balance Sheet
September 30, 2009

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$529.3	$0.3	$15.8	$—	$545.4
Receivables, net of allowance	—	68.2	134.8	—	203.0
Income tax receivable	34.0	—	(0.4)	—	33.6
Inventory	0.4	155.4	145.4	—	301.2
Property, plant, and equipment, net	19.1	936.1	2,062.4	—	3,017.6
Investments in subsidiaries/intercompany receivable (payable), net	1,971.6	565.4	625.7	(3,162.7)	—
Goodwill and other assets	81.6	170.8	259.4	(11.0)	500.8

	$2,636.0	$1,896.2	$3,243.1	$(3,173.7)	$4,601.6

Liabilities:
Accounts payable and accrued liabilities	$191.9	$117.0	$187.7	$—	$496.6
Debt	527.9	119.1	1,141.7	—	1,788.7
Deferred income	70.9	4.2	3.6	—	78.7
Deferred income taxes	—	376.5	25.9	(11.0)	391.4
Other liabilities	65.5	1.0	(0.1)	—	66.4
Total stockholders’ equity	1,779.8	1,278.4	1,884.3	(3,162.7)	1,779.8

	$2,636.0	$1,896.2	$3,243.1	$(3,173.7)	$4,601.6

Balance Sheet
December 31, 2008
(adjusted)

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$139.7	$2.1	$20.0	$—	$161.8
Receivables, net of allowance	0.4	90.0	160.9	—	251.3
Income tax receivable	98.7	—	—	—	98.7
Inventory	0.3	407.7	203.8	—	611.8
Property, plant, and equipment, net	20.7	957.7	2,012.2	—	2,990.6
Investments in subsidiaries/ intercompany receivable (payable), net	2,399.5	217.5	497.2	(3,114.2)	—
Goodwill and other assets	215.1	438.4	285.4	(141.5)	797.4

	$2,874.4	$2,113.4	$3,179.5	$(3,255.7)	$4,911.6

Liabilities:
Accounts payable and accrued liabilities	$269.0	$184.0	$246.4	$—	$699.4
Debt	520.3	64.2	1,190.2	—	1,774.7
Deferred income	64.9	3.3	3.6	—	71.8
Deferred income taxes	46.4	456.8	26.6	(141.5)	388.3
Other liabilities	61.5	0.9	2.7	—	65.1
Total stockholders’ equity	1,912.3	1,404.2	1,710.0	(3,114.2)	1,912.3

	$2,874.4	$2,113.4	$3,179.5	$(3,255.7)	$4,911.6

Statement of Cash Flows
For the Nine Months Ended September 30, 2009

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash provided (required) by operating activities	$409.5	$(68.5)	$168.4	$—	$509.4
Net cash provided (required) by investing activities	4.2	68.5	(124.1)	—	(51.4)
Net cash provided (required) by financing activities	(24.1)	(1.8)	(48.5)	—	(74.4)

Net increase (decrease) in cash and cash equivalents	389.6	(1.8)	(4.2)	—	383.6
Cash and cash equivalents at beginning of period	139.7	2.1	20.0	—	161.8

Cash and cash equivalents at end of period	$529.3	$0.3	$15.8	$—	$545.4

Statement of Cash Flows
For the Nine Months Ended September 30, 2008

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)

Net cash provided (required) by operating activities	$(48.9)	$86.6	$144.9	$—	$182.6
Net cash provided (required) by investing activities	0.4	(72.5)	(576.7)	—	(648.8)
Net cash provided (required) by financing activities	(26.9)	(14.0)	400.7	—	359.8

Net increase (decrease) in cash and cash equivalents	(75.4)	0.1	(31.1)	—	(106.4)
Cash and cash equivalents at beginning of period	238.0	0.7	50.9	—	289.6

Cash and cash equivalents at end of period	$162.6	$0.8	$19.8	$—	$183.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     The following discussion should be read in conjunction with the unaudited consolidated financial statements of Trinity Industries, Inc. and subsidiaries (“Trinity”, “Company”, “we”, or “our”) and related notes thereto appearing elsewhere in this document.
     Goodwill is required to be tested for impairment annually, or on an interim basis, whenever events or circumstances change, indicating that the carrying amount of the goodwill might be impaired. The goodwill impairment test is a two-step process requiring the comparison of the reporting unit’s estimated fair value with the carrying amount of its net assets. Step two of the impairment test is necessary to determine the amount of goodwill impairment to be recorded when the reporting unit’s recorded net assets exceed its fair value. We perform this test for our five principal business segments, considered to be “reporting units”: (1) the Rail Group, (2) the Construction Products Group, (3) the Inland Barge Group, (4) the Energy Equipment Group, and (5) the Railcar Leasing and Management Services Group.
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
     Our estimate of the Rail Group’s fair value (considered to be a level three fair value measurement) utilized an income approach based on the anticipated future discounted cash flows of the Rail Group, requiring significant estimates and assumptions related to future revenues and operating profits, exit multiples, tax rates and consequences, and discount rates based upon market-based capital costs. Because the estimated fair value of the Rail Group was less than the carrying amount of its net assets, we performed step two of our goodwill impairment analysis as required by generally accepted accounting principles, by estimating the fair value of individual assets and liabilities of the Rail Group in accordance with the provisions of the accounting standards pertaining to business combinations and fair value measurements. The result of our impairment analysis indicated that the remaining implied goodwill amounted to $122.5 million for our Rail Group as of June 30, 2009 and, consequently, we recorded an impairment charge of $325.0 million during the second quarter of 2009. The change in our estimate of the Rail Group’s enterprise value from December 31, 2008 to June 30, 2009 was driven by economic indicators, including third-party studies that predicted the decline in the railcar industry was likely to extend longer than was previously expected. In management’s opinion, no interim impairment tests are necessary for our remaining business segments as there has not been a significant change in market conditions for these segments since the 2008 annual impairment test. Additionally, there have been no significant changes in our Rail Group business during the third quarter of 2009 which, in management’s opinion, would require an adjustment to the previously recorded impairment charge of $325.0 million.
     During the second quarter of 2009, we performed an interim test for recoverability of the carrying value of our Rail Group long-lived assets based on cash flow estimates consistent with those used in the goodwill impairment test. The carrying value of long-lived assets to be held and used is considered impaired only when their carrying value is not recoverable through undiscounted future cash flows and the fair value of the assets is less than their carrying value. We determined that there was no impairment of the recoverability of the Rail Group’s long-lived assets as the Rail Group’s estimated undiscounted future cash flows exceeded the carrying value of its long-lived assets.
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
     Goodwill remaining by segment is as follows:

	September 30,	December 31,
	2009	2008
		(as reported)
	(in millions)
Rail Group	$122.5	$447.5
Construction Products Group	52.2	50.4
Energy Equipment Group	4.3	4.3
Railcar Leasing and Management Services Group	1.8	1.8

	$180.8	$504.0

     In 2007, Trinity Industries Inc. purchased 20% of the equity in newly-formed TRIP Rail Holdings LLC (“TRIP Holdings”). TRIP Holdings and its subsidiary, TRIP Rail Leasing LLC (“TRIP Leasing”), provide railcar leasing and management services in North America. Railcars are purchased from Trinity by TRIP Leasing.
     In January 2009, the Company acquired an additional 5% equity ownership in TRIP Holdings for approximately $9.0 million from another equity investor. As a result, the Company now owns a 25% equity ownership in TRIP Holdings, increasing the Company’s total commitment by $12.3 million to $61.3 million, of which $56.3 million has been paid. Trinity’s remaining equity commitment to TRIP Holdings is $5.0 million through June 2010. On October 15, 2009, TILC loaned TRIP Holdings $14.5 million to resolve a collateral deficiency. The note is repayable monthly from TRIP Holdings’ excess cash flow plus accrued interest at 11% and is expected to be repaid in full by June 2010.
     Trinity’s carrying value of its investment in TRIP Holdings follows:

	September 30,	December 31,
	2009	2008
	(in millions)
Capital contributions	$56.3	$35.9
Equity in earnings	2.3	0.5
Equity in unrealized losses on derivative financial instruments	(5.5)	(9.5)
Distributions	(6.0)	(3.1)
Deferred broker fees	(1.0)	(0.8)

	$46.1	$23.0

     On December 13, 2007, the Company’s Board of Directors authorized a $200 million common stock repurchase program allowing for repurchases through December 31, 2009. During the nine months ended September 30, 2009, 813,028 shares were repurchased under this program at a cost of approximately $6.3 million. No shares were repurchased under this program for the three months ended September 30, 2009. During the three months and nine months ended September 30, 2008, 150,000 and 621,100 shares were repurchased under this program at a cost of approximately $3.8 million and $16.0 million, respectively. Since the inception of this program through September 30, 2009, the Company has repurchased a total of 3,532,728 shares at a cost of approximately $67.5 million.
     In May 2008, the Financial Accounting Standards Board (“FASB”) issued a new accounting pronouncement that requires issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The effective date of the new accounting pronouncement is for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and does not permit earlier application. The pronouncement requires that all periods presented be adjusted. The Company adopted the provisions of the new accounting pronouncement as of January 1, 2009 and has accordingly adjusted amounts previously reported with respect to Debt, Other assets, Capital in excess of par value, Deferred income taxes and Interest expense. See Note 10 of the Consolidated Financial Statements for a further explanation of the effects of implementing this pronouncement as it applies to our Convertible Subordinated Notes.
     In May 2009, Trinity Industries Leasing Company (“TILC”), a wholly-owned subsidiary of Trinity, renewed its railcar leasing warehouse facility through February 2011. This facility, which was set to mature in August 2009, was established to finance railcars owned by TILC. Additionally, TILC completed several other financings during the first nine months of 2009 totaling $117.6 million. See Financing Activities.

     The economic and financial crisis experienced by the United States economy during 2008 and into 2009 has impacted our businesses. New orders for railcars and barges continued to drop significantly in the first nine months of 2009 as the transportation industry saw a significant decline in the shipment of freight. The 2009 outlook for the transportation industry is for continued weakness. Orders for structural wind towers have been slow since mid-2008 when green energy companies experienced tightened credit markets coupled with lower prices for electricity and natural gas sales. The slowdown in the residential and commercial construction markets impacted our Construction Products Group as well. We continually assess our manufacturing capacity and take steps to align our production capacity with demand. As a result of our assessment, we idled a significant amount of our railcar production capacity and one structural wind tower production facility commencing in the fourth quarter of 2008 and continuing into 2009.
Overall Summary for Continuing Operations
     Revenues

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
	($ in millions)
Rail Group	$87.4	$78.7	$166.1	$419.2	$333.5	$752.7	(77.9)%
Construction Products Group	141.1	5.2	146.3	193.7	7.3	201.0	(27.2)
Inland Barge Group	113.8	—	113.8	160.6	—	160.6	(29.1)
Energy Equipment Group	130.2	2.5	132.7	169.2	15.3	184.5	(28.1)
Railcar Leasing and Management Services Group	81.5	—	81.5	207.3	—	207.3	(60.7)
All Other	3.4	7.8	11.2	4.6	16.9	21.5	(47.9)
Eliminations — lease subsidiary	—	(75.0)	(75.0)	—	(323.0)	(323.0)
Eliminations — other	—	(19.2)	(19.2)	—	(50.0)	(50.0)

Consolidated Total	$557.4	$—	$557.4	$1,154.6	$—	$1,154.6	(51.7)

      Revenues

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
	($ in millions)
Rail Group	$409.5	$343.8	$753.3	$1,101.8	$809.3	$1,911.1	(60.6)%
Construction Products Group	414.3	8.8	423.1	573.0	16.5	589.5	(28.2)
Inland Barge Group	407.5	—	407.5	449.3	—	449.3	(9.3)
Energy Equipment Group	389.5	6.1	395.6	449.7	21.6	471.3	(16.1)
Railcar Leasing and Management Services Group	437.4	—	437.4	413.5	—	413.5	5.8
All Other	8.8	27.2	36.0	11.7	46.4	58.1	(38.0)
Eliminations — lease subsidiary	—	(330.3)	(330.3)	—	(792.3)	(792.3)
Eliminations — other	—	(55.6)	(55.6)	—	(101.5)	(101.5)

Consolidated Total	$2,067.0	$—	$2,067.0	$2,999.0	$—	$2,999.0	(31.1)

     Our revenues for the three and nine month periods ended September 30, 2009 decreased due to fewer railcar sales and lower volume and pricing from certain segments resulting from lower material costs and competitive pricing pressures.
      Operating Profit (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(in millions)
Rail Group	$(12.0)	$56.8	$(346.5)	$206.4
Construction Products Group	13.1	17.2	27.1	56.8
Inland Barge Group	26.7	29.8	95.9	83.5
Energy Equipment Group	16.2	32.5	59.7	76.1
Railcar Leasing and Management Services Group	30.3	53.9	118.2	124.0
All Other	0.1	(3.7)	1.2	6.0
Corporate	(7.3)	(12.5)	(22.7)	(29.7)
Eliminations — lease subsidiary	(1.9)	(9.9)	(19.6)	(64.2)
Eliminations — other	(0.6)	(0.8)	(3.1)	(8.9)

Consolidated Total	$64.6	$163.3	$(89.8)	$450.0

     Operating profit for the three month period ended September 30, 2009 decreased as a result of lower revenues coupled with reduced pricing driven by lower material costs and highly competitive markets. In addition to these factors, operating profit for the nine month period ended September 30, 2009 decreased as a result of a goodwill impairment charge of $325 million recorded during the second quarter of 2009.

     Other Income and Expense. Interest expense, net of interest income, was $31.3 million and $88.5 million, respectively, for the three and nine month periods ended September 30, 2009 compared to $26.6 million and $73.5 million (as adjusted — see Note 10 of the Consolidated Financial Statements), respectively, for the same periods last year. Interest income decreased $1.0 million over the same quarter last year and $3.7 million over the same nine month period last year as a result of lower interest rates more than offsetting the effect of an increase in cash available for investment. Interest expense increased $3.7 million and $11.3 million, respectively, over the same periods last year due to an increase in debt levels, including $544.6 million of promissory notes for the Leasing Group entered into in May 2008, and expense related to the ineffective portion of interest rate hedges. The increase in Other, net for the three month period ended September 30, 2009 was primarily due to a $3.7 million gain recognized on the sale of one of our equity investments. The increase in Other, net for the nine month period ended September 30, 2009 was primarily due to the $3.7 million gain recognized on the sale of one of our equity investments partially offset by foreign currency translation losses.
     Income Taxes. The effective tax rate for continuing operations for the three month period ended September 30, 2009 was 38.5% and varied from the federal statutory rate of 35.0% due primarily to state income taxes and discrete adjustments related to foreign and state taxes. The effective tax rate for continuing operations for the nine month period ended September 30, 2009 was 12.2% and varied from the 35% federal statutory rate due primarily to the second quarter goodwill impairment charge not being fully deductible for income tax purposes; the recording in the second quarter of a $6.3 million valuation reserve related to the utilization of foreign tax credits previously benefited; and state income taxes and other discrete adjustments. The prior year effective tax rates for continuing operations for the three and nine month periods ended September 30, 2008 were 33.8% and 37.0%, respectively, and varied from the federal statutory rate of 35.0% due primarily to state income taxes, discrete adjustments related to federal foreign and state taxes, and true ups of federal deferred tax items.
Rail Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Percent	2009	2008	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Rail	$139.2	$710.6	(80.4)%	$661.1	$1,782.1	(62.9)%
Components	26.9	42.1	(36.1)	92.2	129.0	(28.5)

Total revenues	$166.1	$752.7	(77.9)	$753.3	$1,911.1	(60.6)

Operating profit (loss)	$(12.0)	$56.8		$(346.5)	$206.4
Operating profit (loss) margin	(7.2)%	7.5%		(46.0)%	10.8%
     Railcar shipments decreased 81% to approximately 1,630 and 63% to approximately 7,750 during the three and nine month periods ended September 30, 2009, compared to the same periods in 2008. As of September 30, 2009, our Rail Group backlog consisted of approximately 3,160 railcars as compared to approximately 24,130 railcars as of September 30, 2008. The railcar backlog dollar value as of September 30, 2009 and September 30, 2008 was as follows:

	As of September 30,
	2009	2008
	(in millions)

External Customers	$129.7	$440.3
TRIP Leasing	—	143.7
Leasing Group	134.1	1,442.5

Total	$263.8	$2,026.5

     The total amount of the backlog dedicated to the Leasing Group is supported by lease agreements with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery. Results for the nine month period ended September 30, 2009 included $113.0 million in railcars sold to TRIP Leasing, that resulted in a gain of $11.2 million of which $2.8 million in profit was deferred based on our 25% equity interest. There were no railcar sales to TRIP Leasing during the three month period ended September 30, 2009. Results for the three and nine month periods ended September 30, 2008 included $56.8 million and $285.8 million, respectively, in railcars sold to TRIP Leasing, that resulted in a gain of $6.5 million and $51.3 million, respectively, of which $1.4 million and $10.3 million, respectively, in profit was deferred based on our 20% equity interest. See Note 5 Equity Investment of the Consolidated Financial Statements for information about TRIP Leasing.
     Operating profit for the Rail Group decreased $68.8 million and $552.9 million, respectively, for the three and nine month periods ended September 30, 2009 compared to the same periods last year. This decrease was primarily due to a $325 million goodwill impairment charge during the quarter ended June 30, 2009 (see Note 8 of the Consolidated Financial Statements). Additionally, a significantly reduced volume of railcars was delivered during the period amid a lower pricing and unit demand environment.

     In the three months ended September 30, 2009, railcar shipments included sales to the Leasing Group of $75.0 million compared to $323.0 million in the comparable period in 2008 with a deferred profit of $1.9 million compared to $9.9 million for the same period in 2008. In the nine months ended September 30, 2009, railcar shipments included sales to the Leasing Group of $330.3 million compared to $792.3 million in the comparable period in 2008 with a deferred profit of $19.6 million compared to $64.2 million for the same period in 2008. Sales to the Leasing Group and related profits are included in the operating results of the Rail Group but eliminated in consolidation.
Construction Products Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Percent	2009	2008	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Concrete and Aggregates	$72.2	$106.9	(32.5)%	$236.0	$337.7	(30.1)%
Highway Products	72.6	90.3	(19.6)	180.6	232.0	(22.2)
Other	1.5	3.8	(60.5)	6.5	19.8	(67.2)

Total revenues	$146.3	$201.0	(27.2)	$423.1	$589.5	(28.2)

Operating profit	$13.1	$17.2		$27.1	$56.8
Operating profit margin	9.0%	8.6%		6.4%	9.6%
     The decrease in revenues for the three and nine month periods ended September 30, 2009 compared to the same periods in 2008 was primarily attributable to the overall decline in the economic conditions related to the markets served by this segment including a reduction in state funding of highway construction. Additionally, revenues declined as the result of lower material costs that are passed on to the customer. Operating profit for the three and nine months ended September 30, 2009 compared to the same periods in 2008 decreased as a result of lower volumes and lower material costs. Additionally operating profit for the nine months ended September 30, 2009 included a $2.8 million write down of surplus inventory quantities while 2008 included higher gains from property dispositions related to our concrete and aggregates operations.
Inland Barge Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Percent	2009	2008	Percent
	($ in millions)		Change	($ in millions)		Change

Revenues	$113.8	$160.6	(29.1)%	$407.5	$449.3	(9.3)%
Operating profit	$26.7	$29.8		$95.9	$83.5
Operating profit margin	23.5%	18.6%		23.5%	18.6%
     Revenues and operating profit decreased for the three month period ended September 30, 2009 compared to the same period in the prior year due to fewer barges shipped. For the nine month period ended September 30, 2009, revenues decreased compared to the same period in the prior year due to the shipment of fewer barges while operating profit increased compared to the same period in 2008 due to a change in the mix of barges sold and lower operating expenses. Operating profit for the nine months ended September 30, 2009 and September 30, 2008 included the refund of $1.6 million and $2.0 million, respectively, in unclaimed settlement funds related to a legal settlement. No refunds were received during the three months ended September 30, 2009 or 2008 for the same settlement. As of September 30, 2009, the backlog for the Inland Barge Group was approximately $347.7 million compared to approximately $669.0 million as of September 30, 2008.
Energy Equipment Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Percent	2009	2008	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Structural wind towers	$93.5	$125.4	(25.4)%	$285.6	$315.8	(9.6)%
Other	39.2	59.1	(33.7)	110.0	155.5	(29.3)

Total revenues	$132.7	$184.5	(28.1)	$395.6	$471.3	(16.1)

Operating profit	$16.2	$32.5		$59.7	$76.1
Operating profit margin	12.2%	17.6%		15.1%	16.1%
     Revenues decreased for the three and nine month periods ended September 30, 2009 compared to the same periods in 2008 due to overall lower volumes. Operating profit for the three and nine months ended September 30, 2009 decreased compared to the same periods in 2008 as a result of lower volumes and less profitable orders produced. As of September 30, 2009, the backlog for structural wind towers was approximately $1.1 billion compared to approximately $1.5 billion as of September 30, 2008.

Railcar Leasing and Management Services Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Percent	2009	2008	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$80.0	$80.6	(0.7)%	$245.6	$228.1	7.7%
Sales of cars from the lease fleet	1.5	126.7	(98.8)	191.8	185.4	3.5

Total revenues	$81.5	$207.3	(60.7)	$437.4	$413.5	5.8

Operating Profit:
Leasing and management	$30.3	$32.7		$97.9	$93.5
Sales of cars from the lease fleet	0.0	21.2		20.3	30.5

Total operating profit	$30.3	$53.9		$118.2	$124.0

Operating profit margin:
Leasing and management	37.9%	40.6%		39.9%	41.0%
Sales of cars from the lease fleet	0.0	16.7		10.6	16.5
Total operating profit margin	37.2	26.0		27.0	30.0

Fleet utilization	97.2%	99.0%		97.2%	99.0%
     Total revenues decreased for the three month period ended September 30, 2009 compared to the same period last year due to decreased sales from the lease fleet. Total revenues increased for the nine month period ended September 30, 2009 compared to the same period in 2008 due to increased sales from the lease fleet as well as increased rental revenues related to fleet growth, partially offset by lower rental rates.
     Operating profit for the three and nine month periods ended September 30, 2009 decreased compared to the same periods in 2008 due to lower profit from lease fleet sales, lower fleet utilization and lower rental rates partially offset by increased rental proceeds from fleet additions. Results for the nine months ended September 30, 2009 included $183.8 million in sales of railcars to TRIP Leasing that resulted in the recognition of previously deferred gains of $30.3 million of which $7.6 million were deferred based on our 25% equity interest. There were no sales to TRIP Leasing during the three months ended September 30, 2009. Results for the three and nine months ended September 30, 2008 included $52.6 million and $98.8 million, respectively, in sales of railcars to TRIP Leasing that resulted in the recognition of previously deferred gains of $7.1 million and $16.1 million, respectively, of which $1.4 million and $3.2 million, respectively, were deferred based on our 20% equity interest. For the nine months ended September 30, 2009, operating profit included $2.3 million in structuring and placement fees related to TRIP Holdings that were expensed. No structuring and placement fees were expensed during the three months ended September 30, 2009. For the three and nine months ended September 30, 2008, operating profit included $0.5 million and $1.0 million, respectively, in structuring and placement fees related to TRIP Holdings that were expensed. See Note 5 of the Consolidated Financial Statements for information about TRIP Leasing.
     To fund the continued expansion of its lease fleet to meet market demand, the Leasing Group generally uses its non-recourse $475 million warehouse facility or excess cash to provide initial financing for a portion of the purchase price of the railcars. Due to the lower level of demand for railcars and the Company’s resulting need for less financing of this type, the size of the warehouse facility commitment was reduced from $600 million to $475 million at the time of the renewal. See Financing Activities.
     As of September 30, 2009, the Leasing Group’s lease fleet of approximately 49,470 owned or leased railcars had an average age of 5.1 years and an average remaining lease term of 3.9 years.
All Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Percent	2009	2008	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues	$11.2	$21.5	(47.9)%	$36.0	$58.1	(38.0)%
Operating profit (loss)	$0.1	$(3.7)		$1.2	$6.0
     The decrease in revenues for the three and nine month periods ended September 30, 2009 over the same periods last year was primarily due to a decrease in intersegment sales by our transportation company. The decrease in operating loss for the three month period ended September 30, 2009 is due to prior year unfavorable market valuation adjustments of commodity hedges required to be marked to market. The decrease in operating profit for the nine month period ended

September 30, 2009 was primarily due to the decrease in intersegment sales and a decline in the market valuation of commodity hedges that are required to be marked to market.
Liquidity and Capital Resources
Cash Flows
     Operating Activities. Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2009 was $509.5 million compared to $181.9 million of net cash provided by operating activities of continuing operations for the same period in 2008.
     Accounts receivables at September 30, 2009 as compared to the accounts receivables balance at December 31, 2008 decreased by $48.3 million or approximately 19.2% due to lower shipping volumes and the collection of foreign tax receivables. Income tax receivable declined primarily due to the receipt of $87.9 million in income tax refunds. Raw materials inventory at September 30, 2009 decreased by $219.6 million or approximately 62.2% since December 31, 2008 primarily attributable to lower demand resulting from lower production levels. Finished goods inventory decreased by $46.2 million since December 31, 2008 primarily due to lower finished goods inventory in our Rail Group. Accounts payable and accrued liabilities decreased from December 31, 2008 by $202.8 million primarily due to lower production activity. We continually review reserves related to bad debt as well as the adequacy of lower of cost or market valuations related to accounts receivable and inventory.
     Investing Activities. Net cash required by investing activities for the nine months ended September 30, 2009 was $51.4 million compared to $648.8 million for the same period last year. Capital expenditures for the nine months ended September 30, 2009 were $358.4 million, of which $320.6 million were for additions to the lease fleet. This compares to $854.1 million of capital expenditures for the same period last year, of which $757.6 million were for additions to the lease fleet. Proceeds from the sale of property, plant, and equipment and other assets were $307.0 million for the nine months ended September 30, 2009 composed primarily of railcar sales from the lease fleet, which included $183.8 million to TRIP Leasing. This compares to $205.3 million for the same period in 2008 composed primarily of railcar sales from the lease fleet, which included $98.8 million to TRIP Leasing.
     Financing Activities. Net cash required by financing activities during the nine months ended September 30, 2009 was $74.4 million compared to $359.8 million of cash provided by financing activities for the same period in 2008. In February 2009, we repaid in full our Leasing Group’s equipment trust certificates in the amount of $61.4 million. In May 2009, TILC entered into a seven-year $61 million term loan agreement. During the quarter ended September 30, 2009, TILC entered into a ten-year capital lease obligation totaling $17.6 million for a total of $56.6 million in new capital lease obligations since the beginning of the year. These new debt obligations are guaranteed by the Company and secured by railcar equipment and related leases. We intend to use our cash and credit facilities to fund the operations, expansions, and growth initiatives of the Company.
     At September 30, 2009, there were no borrowings under our $425 million revolving credit facility that matures on October 19, 2012. Interest on the revolving credit facility is calculated at prime or LIBOR plus 75 basis points. After $88.9 million was considered for letters of credit, $336.1 million was available under the revolving credit facility as of September 30, 2009.
     In May 2008, the FASB issued a new accounting pronouncement which requires that issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The effective date of the new accounting pronouncement is for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and does not permit earlier application. The pronouncement requires that all periods presented be adjusted. The Company adopted the provisions of the new accounting pronouncement as of January 1, 2009 and has accordingly adjusted amounts previously reported with respect to Debt, Other assets, Capital in excess of par value, Deferred income taxes and Interest expense. See Note 10 of the Consolidated Financial Statements for a further explanation of the effects of implementing this pronouncement as it applies to our Convertible Subordinated Notes.
     In May 2009, TILC renewed its railcar leasing warehouse facility through February 2011. Unless renewed, this facility will be payable in three equal installments in August 2011, February 2012, and August 2012. The facility, which originally matured in August 2009, was established to finance railcars owned by TILC. Due to the lower level of demand for railcars and the Company’s resulting need for less financing of this type, the size of the warehouse facility commitment was reduced from $600 million to $475 million at the time of the renewal. Advances under this facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 2.80% at September 30, 2009. At September 30, 2009, $294.8 million was outstanding and $180.2 million was available under this facility.

     On December 13, 2007, the Company’s Board of Directors authorized a $200 million common stock repurchase program allowing for repurchases through December 31, 2009. During the nine months ended September 30, 2009, 813,028 shares were repurchased under this program at a cost of approximately $6.3 million. No shares were repurchased under this program for the three months ended September 30, 2009. During the three months and nine months ended September 30, 2008, 150,000 and 621,100 shares were repurchased under this program at a cost of approximately $3.8 million and $16.0 million, respectively. Since the inception of this program through September 30, 2009, the Company has repurchased a total of 3,532,728 shares at a cost of approximately $67.5 million.
     The economic and financial crisis experienced by the United States economy during 2008 and into 2009 has impacted our businesses. New orders for railcars and barges continued to drop significantly in the first nine months of 2009 as the transportation industry saw a significant decline in the shipment of freight. The 2009 outlook for the transportation industry is for continued weakness. Orders for structural wind towers have been slow since mid-2008 when green energy companies experienced tightened credit markets coupled with lower prices for electricity and natural gas sales. The slowdown in the residential and commercial construction markets impacted our Construction Products Group as well. We continually assess our manufacturing capacity and take steps to align our production capacity with demand. As a result of our assessment, we idled a significant amount of our railcar production capacity and one structural wind tower production facility commencing in the fourth quarter of 2008 and continuing into 2009.
Equity Investment
     See Note 5 of the Consolidated Financial Statements for information about the equity investment.
Future Operating Requirements
     We expect to finance future operating requirements with cash flows from operations, and depending on market conditions, long-term and short-term debt, and equity. Debt instruments that the Company has utilized include its revolving credit facility, the warehouse facility, senior notes, convertible subordinated notes, asset-backed securities, and sale/leaseback transactions. The Company has also issued equity at various times. As of September 30, 2009, the Company had $336.1 million available under its revolving credit facility and $180.2 million available under its warehouse facility. Despite the volatile conditions in both the credit and stock markets, the Company believes it has access to adequate capital resources to fund operating requirements and is active in the credit markets.
Off Balance Sheet Arrangements
     See Note 4 and 5 of the Consolidated Financial Statements for information about off balance sheet arrangements.
Derivative Instruments
     We use derivative instruments to mitigate the impact of increases in zinc, natural gas, and diesel fuel prices and interest rates, as well as to convert a portion of our variable-rate debt to fixed-rate debt. Additionally, we use derivative instruments to mitigate the impact of unfavorable fluctuations in foreign currency exchange rates. We also use derivatives to lock in fixed interest rates in anticipation of future debt issuances. Derivative instruments designated as hedges are accounted for as cash flow hedges in accordance with accounting standards issued by the FASB.
      Interest rate hedges
     In anticipation of a future debt issuance, we entered into interest rate swap transactions during the fourth quarter of 2006 and during 2007. These instruments, with a notional amount of $370 million, hedged the interest rate on a portion of a future debt issuance associated with an anticipated railcar leasing transaction, which closed in May 2008. These instruments settled during the second quarter of 2008. The weighted average fixed interest rate under these instruments was 5.34%. These interest rate swaps were accounted for as cash flow hedges with changes in the fair value of the instruments of $24.5 million recorded as a loss in Accumulated Other Comprehensive Loss (“AOCL”) through the date the related debt issuance closed with a principal balance of $572.2 million in May 2008. The balance is being amortized over the term of the related debt. On September 30, 2009, the balance remaining in AOCL was $18.8 million. The effect on interest expense for the three and nine months ended September 30, 2009, was an increase of $1.0 million and $3.0 million, respectively, due to amortization of the AOCL balance. The effect on interest expense for the three and nine months ended September 30, 2008, was an increase of $1.1 million and $6.1 million, respectively, due to the ineffective portion of the hedges primarily associated with hedged interest payments that were never made and amortization of the AOCL balance. It is expected that $3.8 million in losses will be recognized in earnings during the next twelve months from amortization of the AOCL balance.
     In May 2008, we entered into an interest rate swap transaction that is being used to fix the LIBOR component of the debt issuance which closed in May 2008. The fixed interest rate under this instrument is 4.126%. The amount recorded for this instrument as of September 30, 2009 in the consolidated balance sheet was a liability of $37.8 million, with $37.0 million of expense in AOCL. The effect on interest expense for the three and nine months ended September 30, 2009 was an increase of $5.2 million and $15.2 million, respectively, which primarily related to the monthly settlement of interest. The effect on interest expense for the three and nine months ended September 30, 2008 was an increase of $2.3 million and $3.4 million, respectively, which primarily related to the monthly settlement of interest.
     During the fourth quarter of 2008, we entered into interest rate swap transactions with a notional amount of $200 million that are being used to counter our exposure to changes in the variable interest rate associated with our warehouse facility. The weighted average fixed interest rate under these instruments at September 30, 2009 was 1.798%. The amount recorded for these instruments as of September 30, 2009 in the consolidated balance sheet was a liability of $2.7 million. The effect on interest expense for the three and nine months ended September 30, 2009 was an increase of $1.1 million and $2.5 million, respectively, which included the mark to market valuation on the interest rate swap transactions and the monthly settlement of interest.
     During 2005 and 2006, we entered into interest rate swap transactions in anticipation of a future debt issuance. These instruments, with a notional amount of $200 million, fixed the interest rate on a portion of a future debt issuance associated with a railcar leasing transaction in 2006 and settled at maturity in the first quarter of 2006. The weighted average fixed interest rate under these instruments was 4.87%. These interest rate swaps were being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in AOCL through the date the related debt issuance closed in May 2006. The balance is being amortized over the term of the related debt. At September 30, 2009, the balance remaining in AOCL was $3.1 million. The effect of the amortization on interest expense for the three and nine month periods ended September 30, 2009 was a decrease of $0.1 million and $0.3 million, respectively. The effect on the same periods in the prior year was a decrease of $0.1 million and $0.3 million, respectively. It is expected that $0.4 million in losses will be recognized in earnings during the next twelve months from amortization of the AOCL balance.
      Natural gas and diesel fuel
     We continue a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The liability recorded in the consolidated balance sheet for natural gas hedges was insignificant as of September 30, 2009. The amount recorded in the consolidated balance sheet for diesel fuel hedges was an asset of $0.1 million and $0.1 million of income in AOCL as of September 30, 2009. The effect of both derivatives on the consolidated statement of operations for the nine month period ended September 30, 2009 was operating expense of $1.5 million, which includes the mark to market valuation resulting in a loss of $0.3 million. The effect of both derivatives on the consolidated statement of operations for the three month period ended September 30, 2009 was insignificant. The effect of both derivatives on the consolidated statement of operations for the three and nine month periods ended September 30, 2008 was operating expense of $0.4 million and operating income of $9.5 million, respectively, which includes the mark to market valuation resulting in a loss of $1.2 million and gains of $7.8 million for the three and nine month periods ended September 30, 2008, respectively.
      Foreign Exchange Hedge
     During the nine month period ended September 30, 2009, we entered into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. These instruments are short term with quarterly maturities and no remaining balance in AOCL as of September 30, 2009. The effect on the consolidated statement of operations for the three and nine months ended September 30, 2009 was expense of $0.2 million and $1.2 million, respectively, included in other, net on the consolidated statement of operations.
      Zinc
     In 2008, we continued a program to mitigate the impact of fluctuations in the price of zinc purchases. The intent of this program was to protect our operating profit from adverse price changes by entering into derivative instruments. During the third quarter of 2009, we entered into a derivative instrument expiring on December 31, 2009. The effect of this derivative instrument on the 2009 consolidated financial statements is not significant. The effect on the consolidated statement of operations for the nine months ended September 30, 2008 was operating income of $0.9 million.
Contractual Obligation and Commercial Commitments
     As of September 30, 2009, other commercial commitments related to letters of credit decreased to $88.9 million from $98.8 million as of December 31, 2008. Refer to Note 10 of the Consolidated Financial Statements for changes to our outstanding debt and maturities. Other commercial commitments that relate to operating leases under sale/leaseback transactions were basically unchanged as of September 30, 2009.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There has been no material change in our market risks since December 31, 2008. Refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of debt-related activity and the impact of hedging activity for the three and nine months ended September 30, 2009.
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

PART II
Item 1. Legal Proceedings
     The information provided in Note 17 of the Consolidated Financial Statements is hereby incorporated into this Part II, Item 1 by reference.
Item 1A. Risk Factors
     There have been no material changes from the risk factors previously disclosed in Item 1A of our 2008 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended September 30, 2009:

				Maximum
				Number (or
			Total Number of	Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as	Shares (or Units)
			Part of Publicly	that May Yet Be
	Number of	Average Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the Plans
Period	Purchased(1)	Share(1)	Programs (2)	or Programs (2)
July 1, 2009 through July 31, 2009	350	$14.17	—	$132,536,481
August 1, 2009 through August 31, 2009	648	$15.45	—	$132,536,481
September 1, 2009 through September 30, 2009	1,026	$15.88	—	$132,536,481

Total	2,024	$15.45	—	$132,536,481

(1)	These columns include the following transactions during the three months ended September 30, 2009: (i) the surrender to the Company of 1,053 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and (ii) the purchase of 971 shares of common stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust.

(2)	On December 13, 2007, the Company’s Board of Directors authorized a $200 million stock repurchase program of its common stock. This program allows for the repurchase of the Company’s common stock through December 31, 2009. No shares were purchased under this program for the three months ended September 30, 2009. Since the inception of this program through September 30, 2009, the Company has repurchased a total of 3,532,728 shares at a cost of approximately $67.5 million.
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

TRINITY INDUSTRIES, INC.	By	/s/ WILLIAM A. MCWHIRTER II
Registrant		William A. McWhirter II
Senior Vice President and Chief Financial Officer October 29, 2009

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer (filed herewith).
32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).