Form 10-K
period 2009-12-31
TRINITY INDUSTRIES INC
filed 2010-02-18
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company.  Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2009) was $1,048.2 million.

At January 31, 2010 the number of shares of common stock outstanding was 79,198,883.

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive 2010 Proxy Statement.

TRINITY INDUSTRIES, INC.

FORM 10-K

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

Financial Information About Industry Segments. Financial information about our industry segments for the years ended December 31, 2009, 2008, and 2007 is presented in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Narrative Description of Business. We manufacture and sell railcars and railcar parts in addition to leasing railcars to our customers through a captive leasing business, Trinity Industries Leasing Company (“TILC”). We also manufacture and sell inland barges, structural wind towers, concrete and aggregates, asphalt, highway products, structural steel components used in infrastructure projects, tank containers, and a variety of steel parts.

We serve our customers through the following five business groups:

Rail Group. Through wholly owned subsidiaries, our Rail Group is the leading freight railcar manufacturer in North America (“Trinity Rail Group” or “Rail Group”). We provide a full complement of railcars used for transporting a wide variety of liquids, gases, and dry cargo.

Trinity Rail Group offers a complete array of railcar solutions to our customers. We manufacture a full line of railcars, including:

•	Auto Carrier Cars — Auto carrier cars transport automobiles and a variety of other vehicles.

•	Box Cars — Box cars transport products such as food products, auto parts, wood products, and paper.

•	Gondola Cars — Rotary gondola cars are primarily used for coal service. Top-loading gondola cars transport a variety of other heavy bulk commodities such as scrap metals and steel products.

•	Hopper Cars — Covered hopper cars carry cargo such as grain, distillers dried grain, dry fertilizer, plastic pellets, and cement. Open-top hoppers are most often used to haul coal and aggregates.

•	Intermodal Cars — Intermodal cars transport intermodal containers and trailers, which are generally interchangeable among railcar, truck, and ship.

•	Specialty Cars — Specialty cars are designed to address the special needs of a particular industry or customer, such as waste-hauling gondolas, side dump cars, and pressure differential cars used to haul fine grain food products such as starch and flour.

•	Tank Cars — Tank cars transport products such as liquefied petroleum products, alcohol and renewable fuels, liquid fertilizer, and food and grain products such as vegetable oil and corn syrup.

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

For the year ended December 31, 2009, we shipped approximately 9,100 railcars, or approximately 42% of total North American railcar shipments. As of December 31, 2009, our Rail Group backlog was approximately $195.4 million consisting of approximately 2,320 railcars. The railcar backlog dollar value as of December 31, 2009 was as follows:

As of December 31, 2009
(in millions)

External Customers	$75.6
Leasing Group	119.8

Total	$195.4

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

Railcar Leasing and Management Services Group. Through wholly owned subsidiaries, primarily TILC, we provide operating leases for tank cars and freight cars. Our Railcar Leasing and Management Services Group (“Leasing Group”) is a provider of leasing and management services and an important strategic resource that uniquely links our Rail Group with our customers. Trinity’s Rail Group and TILC coordinate sales and marketing activities under the registered trade name TrinityRail®, thereby providing a single point of contact for railroads and shippers seeking solutions to their rail equipment and service needs.

Our railcars are leased to shippers and railroads. These companies span the petroleum, chemical, agricultural, and energy industries, among others. Substantially all of our railcars are manufactured by our Rail Group. The terms of our railcar leases generally vary from one to twenty years and provide for fixed monthly rentals. A small percentage of our fleet is leased on a per diem basis. As of December 31, 2009, our lease fleet included approximately 50,090 owned or leased railcars that were 97.8% utilized. Of this total, approximately 38,810 railcars were owned by TILC and approximately 11,280 railcars were financed in sale leaseback transactions.

In addition, we manage railcar fleets on behalf of third parties. We believe our railcar fleet management services complement our leasing business by generating stable fee income, strengthening customer relationships, and enhancing the view of Trinity as a leading provider of railcar products and services.

Our railcar leasing business competes against a number of well-established entities that are also in the business of leasing railcars.

Construction Products Group. Through wholly owned subsidiaries, our Construction Products Group produces concrete, aggregates, and asphalt and manufactures highway products as well as other steel products for infrastructure related projects. Many of these lines of business are seasonal and revenues are impacted by weather conditions.

We are a leader in the supply of ready mix concrete in certain areas of Texas. We also have plant locations in Arkansas and Louisiana. Our customers for concrete include contractors and subcontractors in the construction and foundation industry who are located near our plant locations. We also distribute construction aggregates, such as crushed stone, sand and gravel, asphalt rock, and recycled concrete in several regions of Texas as well as smaller operations in Arkansas and Louisiana. Our aggregates customers are primarily other concrete producers, paving contractors, and other consumers of aggregates. We compete with ready mix concrete producers and aggregate producers located in the regions where we operate. We produce and sell asphalt material to state agencies and contractors for road surface and repair.

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

Inland Barge Group. Through wholly owned subsidiaries, our Inland Barge Group is the leading manufacturer of inland barges in the United States and the largest manufacturer of fiberglass barge covers. We manufacture a variety of dry cargo barges, such as deck barges, and open or covered hopper barges that transport various commodities, such as grain, coal, and aggregates. We also manufacture tank barges used to transport liquid products. Our fiberglass reinforced lift covers are used primarily for grain barges while our rolling covers are used for other bulk commodities. Our four barge manufacturing facilities are located along the United States inland river systems allowing for rapid delivery to our customers. Our barge order backlog as of December 31, 2009 was approximately $318.8 million.

Our primary Inland Barge customers are commercial marine transportation companies. Many companies have the capability to enter into, and from time to time do enter into, the inland barge manufacturing business. We strive to compete through operational efficiency and quality products.

Energy Equipment Group. Through wholly owned subsidiaries, our Energy Equipment Group manufactures structural wind towers, tank containers and tank heads for pressure vessels, tank heads for non-pressure vessels, and propane tanks.

We are a leading manufacturer of structural wind towers in North America for use in the wind energy market. These towers are manufactured in the United States and Mexico to customer specifications and installed by our customers. Our customers are generally turbine producers. Our structural wind towers order backlog as of December 31, 2009 was approximately $1.1 billion.

We are a leading manufacturer of tank containers and tank heads for pressure and non-pressure vessels. We manufacture tanks in the United States and Mexico. We market a portion of our products in Mexico under the brand name of TATSA®.

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

There are a number of well-established entities that actively compete with us in the business of manufacturing energy equipment including several domestic and foreign manufacturers of structural wind towers for the North American market.

All Other. All Other includes our captive insurance and transportation companies; legal, environmental, and upkeep costs associated with non-operating facilities; other peripheral businesses; and the change in market valuation related to ineffective commodity hedges.

Foreign Operations. Trinity’s foreign operations are primarily located in Mexico. Continuing operations included sales to foreign customers, primarily in Mexico, which represented 3.4%, 3.1%, and 1.9% of our consolidated revenues for the years ended December 31, 2009, 2008, and 2007, respectively. As of December 31, 2009, 2008, and 2007, we had approximately 5.1%, 5.0%, and 6.0%, respectively, of our long-lived assets not held for sale located outside the United States.

We manufacture railcars, propane tank containers, tank heads, structural wind towers, and other parts at our Mexico facilities for local consumption as well as for export to the United States and other countries. Any material change in the quotas, regulations, or duties on imports imposed by the United States government and its agencies or on exports imposed by the government of Mexico or its agencies could adversely affect our operations in Mexico. Our foreign activities are also subject to various other risks of doing business in foreign countries, including currency fluctuations, political changes, changes in laws and regulations, and economic instability. Although our operations have not been materially affected by any of these factors to date, any substantial disruption of business as it is currently conducted could adversely affect our operations at least in the short term.

Backlog. As of December 31, 2009, our backlog for new railcars was approximately $195.4 million, approximately $318.8 million for Inland Barge products, and approximately $1.1 billion for structural wind towers. The railcar backlog as of December 31, 2009 and 2008 was as follows:

	As of December 31,
	2009	2008
	(in millions)

External Customers	$75.6	$285.3
TRIP Leasing	—	124.3
Leasing Group	119.8	312.8

Total	$195.4	$722.4

The total amount of the backlog dedicated to the Leasing Group was supported by lease agreements with external customers.

Approximately half of our railcar backlog is expected to be delivered in the 12 months ending December 31, 2010 with the remainder in 2011. The majority of our backlog for barges is expected to be delivered in the 12 months ending December 31, 2010. For multi-year barge orders, the deliveries for 2010 are included in the backlog at this time; deliveries beyond 2010 are not included in the backlog if specific production quantities for future years have not been determined. The backlog for structural wind towers is expected to be evenly delivered over the years ending December 31, 2010, 2011, and 2012.

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

The principal material used in our Rail, Inland Barge, and Energy Equipment Groups is steel. During 2009, the supply of steel was sufficient to support our manufacturing requirements. Market steel prices were extremely volatile and rose significantly during most of 2008 before eventually declining and leveling off at the end of 2008. Generally we are able to mitigate this volatility through contract purchases and existing supplier commitments. Steel prices may continue to be volatile in part as a result of scrap surcharges assessed by steel production facilities and other market factors. We often use price escalation clauses and other arrangements with our customers to reduce the impact of this volatility, thus minimizing the effect on our operating margins for the year.

In general, we believe there is enough capacity in the supply industry to meet current production levels. We believe the existing contracts and other relationships we have in place will meet our current production forecasts. However, any unanticipated interruption in our supply chain could have an adverse impact on both our margins and production schedules.

Aggregates. Aggregates can be found throughout the United States, and many producers exist nationwide. However, as a general rule, shipments from an individual quarry are limited in geographic scope because the cost of transporting processed aggregates to customers is high in relation to the value of the product itself. We operate 14 mining facilities strategically located in Texas, Arkansas, and Louisiana to fulfill some of our needs for aggregates.

Cement. Cement required for the concrete and aggregates business is received primarily from Texas and overseas. In 2009, the supply of cement was sufficient in our markets to meet demand. We have not experienced difficulties supplying concrete to our customers.

Employees. The following table presents the approximate breakdown of employees by business group:

December 31,
Business Group	2009

Rail Group	1,530
Construction Products Group	1,530
Inland Barge Group	1,400
Energy Equipment Group	2,160
Railcar Leasing and Management Services Group	80
All Other	280
Corporate	220

7,200

As of December 31, 2009, approximately 5,640 employees were employed in the United States and approximately 1,560 employees were employed in Mexico.

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

Executive Officers of the Company.

The following table sets forth the names and ages of all of our executive officers, their positions and offices presently held by them, the year each person first became an executive officer, and the term of each person’s office:

			Officer	Term
Name(1)	Age	Office	Since	Expires

Timothy R. Wallace	56	Chairman, President, and Chief Executive Officer	1985	May 2010
William A. McWhirter II	45	Senior Vice President and Chief Financial Officer	2005	May 2010
D. Stephen Menzies	54	Senior Vice President and Group President	2001	May 2010
Mark W. Stiles	61	Senior Vice President and Group President	1993	May 2010
Madhuri A. Andrews	43	Vice President, Information Technology	2008	May 2010
Donald G. Collum	61	Vice President, Chief Audit Executive	2005	May 2010
Andrea F. Cowan	47	Vice President, Human Resources and Shared Services	2001	May 2010
Virginia C. Gray, Ph.D.	50	Vice President, Organizational Development	2007	May 2010
John M. Lee	49	Vice President, Business Development	1994	May 2010
James E. Perry	38	Vice President, Finance and Treasurer	2005	May 2010
S. Theis Rice	59	Vice President, Chief Legal Officer	2002	May 2010
Mary E. Henderson	51	Corporate Controller	2009	May 2010

(1)     Ms. Andrews joined us in 2008 as Vice President, Information Technology and brings over 10 years of experience driving technological improvements at global companies in a variety of industries. Since January 2002, she led the information technology organization for Maxim Integrated Products, Inc., a major semiconductor design and manufacturing company. Prior to that, she led the information technology organization for the Americas division of STMicroelectronics NV, a global semiconductor company for five years. Dr. Gray joined us in 2007 and was appointed Vice President, Organizational Development. Prior to that, she was President of Vehicles of Change, a consulting firm focused on improving organizational effectiveness. Dr. Gray has more than 13 years of experience in the field of Industrial/Organizational Psychology. All of the other above-mentioned executive officers have been in full time employment of Trinity or its subsidiaries for more than five years. Although the titles of certain such officers have changed during the past five years, all have performed essentially the same duties during such period of time with the exception of Mr. McWhirter, Mr. Menzies, Mr. Perry, and Ms. Henderson. Mr. McWhirter joined the Company in 1985 and held various accounting positions until 1992, when he became a business group officer. In 1999, he was elected to a corporate position as Vice President for Mergers and Acquisitions. In 2001, he was named Executive Vice President of a business group. In March 2005, he became Vice President and Chief Financial Officer and in 2006, Senior Vice President and Chief Financial Officer. Mr. Menzies joined us in 2001 as President of Trinity Industries Leasing Company. In 2006, he became Senior Vice President and Group President for TrinityRail®. Mr. Perry joined Trinity in 2004 and was appointed its Treasurer in April 2005. Mr. Perry was named a Vice President of Trinity in 2006 and appointed its Vice President, Finance in 2007. Ms. Henderson joined us in 2003 as Director of Financial Reporting. She was named Assistant Corporate Controller in 2005 and Corporate Controller in 2009.

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

The economic and financial crisis experienced by the United States economy during 2009 and 2008 has impacted our businesses. New orders for railcars and barges continued to drop significantly in 2009 as the transportation industry saw a significant decline in the shipment of freight. The 2010 outlook for the transportation industry is for continued weakness. Orders for structural wind towers have been slow since mid-2008 when green energy companies experienced tightened credit markets coupled with lower prices for electricity and natural gas sales. The slowdown in the residential and commercial construction markets impacted our Construction Products Group as well. We continually assess our manufacturing capacity and take steps to align our production capacity with demand. As a result of our assessment, we have adapted to the rapid decline in market conditions by reducing our production footprint and staffing levels.

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

Increases in the price and demand for steel and other component parts could lower our margins and profitability. The principal material used in our Rail, Inland Barge, and Energy Equipment Groups is steel. During 2009, the supply of steel was sufficient to support our manufacturing requirements. Market steel prices were extremely volatile and rose significantly during most of 2008 before eventually declining and leveling off at the end of 2008. We were able to mitigate the majority of this volatility through contract purchases and existing supplier commitments. Steel prices may continue to be volatile in part as a result of scrap surcharges assessed by steel production facilities and other market factors. We often use price escalation clauses and other arrangements with our customers to reduce the impact of this volatility, thus minimizing the effect on our operating margins for the year.

In general, we believe there is enough capacity in the supply industry to meet current production levels. We believe the existing contracts and other relationships we have developed will meet our current production forecasts. However, any unanticipated interruption in our supply chain could have an adverse impact on both our margins and production schedules.

We have potential exposure to environmental liabilities, which may increase costs and lower profitability. Our operations are subject to extensive federal, state, local, and foreign environmental laws and regulations, including those dealing with air quality and the handling and disposal of waste products, fuel products, and hazardous substances. In particular, we may incur investigation, remediation, and related expenses related to property conditions that we inherited after acquiring older manufacturing facilities that were constructed and operated before the adoption of current environmental laws. Further, some of the products we manufacture are used to transport hazardous materials.

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

We operate in highly competitive industries. We may not be able to sustain our market leadership positions which may impact our financial results. We face aggressive competition in all geographic markets and each industry sector in which we operate. As a result, competition on pricing, product performance and service is often intense. The effect of this competition could reduce our revenues and operating profits, limit our ability to grow, increase pricing pressure on our products, and otherwise affect our financial results.

If we are unable to obtain refinancing for existing debt as it matures or if our railcar leasing subsidiary is unable to obtain acceptable long-term financing of its railcar lease fleet, our lenders may foreclose on the portion of our lease fleet that secures our warehouse facility. In general, the ability to refinance maturing debt is significant to our leasing group’s operations. TILC, our wholly owned captive leasing subsidiary, uses borrowings under a warehouse facility to initially finance the railcars it purchases from our rail manufacturing business. Borrowings under the warehouse facility are secured by the specific railcars financed by such borrowings and the underlying leases. The warehouse facility is non-recourse to us and to our subsidiaries other than Trinity Rail Leasing Warehouse Trust (“TRLWT”), a qualified subsidiary of TILC that is the borrower under the warehouse facility. Borrowings under the warehouse facility are available through February 2011, and unless renewed would be payable in three equal installments in August 2011, February 2012, and August 2012. A decline in the value of the railcars securing borrowings under the warehouse facility or in the creditworthiness of the lessees under the associated leases could reduce TRLWT’s ability to obtain long-term financing for such railcars. Additionally, fluctuations in interest rates from the time TRLWT purchases railcars with short-term borrowings under the warehouse facility and the time TRLWT obtains permanent financing for such railcars could decrease our profitability on the leasing of the railcars and could have an adverse impact on our financial results. If TRLWT is unable to obtain long-term financing to replace borrowings under the warehouse facility, Trinity may decide to satisfy TRLWT’s indebtedness under the warehouse facility or the lenders under the warehouse facility may foreclose on the portion of TRLWT’s lease fleet pledged to secure this facility. As of December 31, 2009, there was $141.4 million of indebtedness outstanding and $333.6 million was available under the warehouse facility.

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

Our Construction Products Group business is subject to regulation by the United States Department of Transportation, the Federal Highway Administration, and various state highway departments. These organizations establish certain standards and specifications related to the manufacture of our highway products. If our products were found to be not in compliance with these standards and specifications, we would be required to re-qualify our products for installation on state and national highways.

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

We may be required to reduce the value of our long-lived assets and/or goodwill, which would weaken our financial results. We periodically evaluate for potential impairment the carrying values of our long-lived assets to be held and used. The carrying value of a long-lived asset to be held and used is considered impaired when the carrying value is not recoverable through undiscounted future cash flows and the fair value of the asset is less than the carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced commensurate with the estimated cost to dispose of the assets. In addition, goodwill is required to be tested for impairment annually, or on an interim basis, whenever events or circumstances change, indicating that the carrying amount of the goodwill might be impaired. The goodwill impairment test is a two-step process requiring the comparison of a reporting unit’s estimated fair value with the carrying amount of its net assets. Step two of the impairment test determines the amount of goodwill impairment to be recorded when a reporting unit’s recorded net assets exceed its fair value. We perform this test for our five principal business segments, considered to be “reporting units”: (1) the Rail Group, (2) the Construction Products Group, (3) the Inland Barge Group, (4) the Energy Equipment Group, and (5) the Railcar Leasing and Management Services Group. Due to an overall market decline for products in the Rail Group during the second quarter of 2009, we concluded that indications of impairment required an interim goodwill impairment analysis. Accordingly, we tested the Rail Group’s goodwill for impairment as of June 30, 2009 and recorded a charge of $325 million during the second quarter of 2009. See Note 9 of the Notes to Consolidated Financial Statements for further explanation and results of this test. Any resulting impairment loss related to reductions in the value of our long-lived assets or our goodwill could weaken our financial condition and results of operations.

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

Railcars as a significant mode of transporting freight could decline, become more efficient over time, experience a shift in types of modal transportation and/or certain railcar types could become obsolete. As the freight transportation markets we serve continue to evolve and become more efficient, the use of railcars may decline in favor of other more economic transportation modalities. Features and functionality specific to certain railcar types could result in those railcars becoming obsolete as customer requirements for freight delivery change.

Business, regulatory, and legal developments regarding climate change may affect the demand for our products or the ability of our critical suppliers to meet our needs. The Company has followed the current debate over climate change in general, and the related science, policy discussion, and prospective legislation. Additionally, the potential challenges and opportunities for the Company that climate change policy and legislation may pose, have been reviewed. However, any such challenges or opportunities are heavily dependent on the nature and degree of climate change legislation and the extent to which it applies to our industries. At this time, the Company cannot predict the ultimate impact of climate change and climate change legislation on the Company’s operations or opportunities. Potential opportunities could include greater demand for wind towers and certain types of rail cars, while potential challenges could include decreased demand for certain types of rail cars and higher energy costs. Further, when or if these impacts may occur cannot be assessed until scientific analysis and legislative policy are more developed and specific legislative proposals begin to take shape.

Additional Information. Our Internet website address is www.trin.net. Information on the website is available free of charge. We make available on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments thereto, as soon as reasonably practicable after such material is filed with, or furnished to, the SEC. The contents of our website are not intended to be incorporated by reference into this report or in any other report or document we file and any reference to our website is intended to be an inactive textual reference only.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We principally operate in various locations throughout the United States and in Mexico. Our facilities are considered to be in good condition, well maintained, and adequate for our purposes. The productive capacity utilized represents the percentage for all of 2009.

	Approximate Square		Productive
	Feet		Capacity
	Owned	Leased	Utilized

Rail Group	5,450,173	152,016	27%
Construction Products Group	1,027,000	—	67%
Inland Barge Group	911,800	81,000	78%
Energy Equipment Group	1,264,761	247,580	72%
Executive Offices	173,000	2,300	N/A

	8,826,734	482,896

Item 3.	Legal Proceedings.

See Note 18 of the Notes to Consolidated Financial Statements.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange under the ticker symbol “TRN”. The following table shows the closing price range of our common stock by quarter for the years ended December 31, 2009 and 2008.

	Prices
Year Ended December 31, 2009	High	Low

Quarter ended March 31, 2009	$17.90	$6.47
Quarter ended June 30, 2009	16.95	9.57
Quarter ended September 30, 2009	19.07	12.01
Quarter ended December 31, 2009	19.45	16.35

Year Ended December 31, 2008	High	Low

Quarter ended March 31, 2008	$31.09	$22.34
Quarter ended June 30, 2008	40.85	25.05
Quarter ended September 30, 2008	38.80	25.73
Quarter ended December 31, 2008	25.31	10.14

Our transfer agent and registrar as of December 31, 2009 was American Stock Transfer & Trust Company.

Holders

At December 31, 2009, we had approximately 1,957 record holders of common stock. The par value of the common stock is $1.00 per share.

Dividends

Trinity has paid 183 consecutive quarterly dividends. The quarterly dividend was increased to $0.08 per common share effective with the July 2008 dividend payment, an increase of over 14% as compared to the April 2008 dividend payment. Quarterly dividends declared by Trinity for the years ended December 31, 2009 and 2008 are as follows:

	Year Ended December 31,
	2009	2008

Quarter ended March 31,	$0.08	$0.07
Quarter ended June 30,	0.08	0.08
Quarter ended September 30,	0.08	0.08
Quarter ended December 31,	0.08	0.08

Total	$0.32	$0.31

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

The following graph compares the Company’s cumulative total stockholder return (assuming reinvestment of dividends) during the five-year period ended December 31, 2009 with an overall stock market index (New York Stock Exchange index) and the Company’s peer group index (Dow Jones Commercial Vehicles & Trucks Index). The data in the graph assumes $100 was invested on December 31, 2004.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG TRINITY INDUSTRIES, INC.,
DJ COMMERCIAL VEHICLES & TRUCKS and NYSE MARKET INDEX

ASSUMES $100 INVESTED ON Dec. 31, 2004
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2008

	2004	2005	2006	2007	2008	2009

Trinity Industries, Inc.	100	130	157	125	72	81
Dow Jones Commercial Vehicles & Trucks Index	100	109	140	203	98	143
New York Stock Exchange Index	100	109	132	143	87	112

Issuer Purchases of Equity Securities

This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended December 31, 2009:

				Maximum
				Number (or
			Total Number of	Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as	Shares (or Units)
			Part of Publicly	that May Yet Be
	Number of	Average Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the Plans
Period	Purchased (1)	Share (1)	Programs (2)	or Programs (2)

October 1, 2009 through October 31, 2009	640	$18.57	—	$132,536,481
November 1, 2009 through November 30, 2009	262	$19.37	—	$132,536,481
December 1, 2009 through December 31, 2009	2,074	$18.48	—	$132,536,481

Total	2,976	$18.58	—	$132,536,481

(1)	These columns include the following transactions during the three months ended December 31, 2009: (i) the deemed surrender to the Company of 340 shares of common stock to pay the exercise price in connection with the exercise of employee stock options, (ii) the surrender to the Company of 1,828 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, and (iii) the purchase of 808 shares of common stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust.

(2)	On December 8, 2009, the Company’s Board of Directors authorized an extension of its stock repurchase program. This extension allows for the repurchase of the Company’s common stock through December 31, 2010. The repurchase program originally commenced in 2007 with an authorization of $200 million. No shares were repurchased under this program for the three months ended December 31, 2009. Since the inception of this program through December 31, 2009, the Company has repurchased a total of 3,532,728 shares at a cost of approximately $67.5 million.

Item 6.	Selected Financial Data.

The following financial information for the five years ended December 31, 2009 has been derived from our audited consolidated financial statements. Historical information previously reported has been adjusted as a result of the adoption of accounting pronouncements and reclassified to conform to the 2009 presentation. See Notes 11 and 17 of the Notes to Consolidated Financial Statements for further discussion. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere herein.

	Year Ended December 31,
(in millions, except percent and per share data)	2009	2008	2007	2006	2005

Statement of Operations Data:
Revenues	$2,575.2	$3,882.8	$3,832.8	$3,218.9	$2,709.7
Operating profit (loss)	(30.7)	559.5	529.8	396.0	209.6
Income (loss) from continuing operations	(137.5)	282.4	289.8	212.6	110.5
Discontinued operations:
Gain on sales of discontinued operations, net of provision for income taxes of $12.2	—	—	—	20.4	—
Income (loss) from discontinued operations, net of provision (benefit) for income taxes of $(0.0), $(0.0), $(0.2), $(1.7), and $(8.3)	(0.2)	(1.5)	(0.7)	(5.8)	(24.2)

Net income (loss)	$(137.7)	$280.9	$289.1	$227.2	$86.3

Net income (loss) applicable to common shareholders	$(137.7)	$280.9	$289.1	$227.2	$83.1

Net income (loss) applicable to common shareholders per common share:
Basic:
Continuing operations	$(1.81)	$3.49	$3.58	$2.69	$1.48
Discontinued operations	(0.00)	(0.02)	(0.01)	0.19	(0.34)

	$(1.81)	$3.47	$3.57	$2.88	$1.14

Diluted:
Continuing operations	$(1.81)	$3.47	$3.55	$2.64	$1.42
Discontinued operations	(0.00)	(0.02)	(0.01)	0.18	(0.31)

	$(1.81)	$3.45	$3.54	$2.82	$1.11

Weighted average number of shares outstanding:
Basic	76.4	78.4	78.7	76.9	71.0
Diluted	76.4	78.8	79.4	78.5	76.2
Dividends declared per common share	$0.32	$0.31	$0.26	$0.21	$0.17

Balance Sheet Data:
Total assets	$4,656.4	$4,911.6	$4,039.7	$3,422.3	$2,586.5
Debt — recourse	646.0	584.4	590.3	624.3	432.7
Debt — non-recourse	1,199.1	1,190.3	643.9	426.5	256.3
Series B Preferred Stock	—	—	—	—	58.7
Stockholders’ equity	$1,806.3	$1,912.3	$1,812.7	$1,493.5	$1,114.4
Ratio of total debt to total capital	50.5%	48.1%	40.5%	41.3%	37.0%
Book value per share	$22.81	$24.08	$22.27	$18.67	$15.04

A goodwill impairment charge of $325 million was recorded in 2009 related to the Rail Group segment. See Note 9 of the Notes to Consolidated Financial Statements for further discussion.

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

Our Rail and Inland Barge Groups and our structural wind towers business operate in cyclical industries. Our Construction Products and Energy Equipment Groups are subject to seasonal fluctuations with the first quarter historically being the weakest quarter. Fluctuations in the Railcar Leasing and Management Services Group are primarily driven by railcar sales from the lease fleet. The economic and financial crisis experienced by the United States economy during 2009 and 2008 has impacted our businesses. During 2008, market steel prices were extremely volatile and rose significantly during most of 2008 before eventually declining and leveling off at the end of 2008. Generally we are able to mitigate this volatility through contract purchases, existing supplier commitments and price escalation clauses and other arrangements with our customers. New orders for railcars and barges continued to drop significantly in 2009 as the transportation industry saw a significant decline in the shipment of freight. The 2010 outlook for the transportation industry is for continued weakness. Orders for structural wind towers have been slow since mid-2008 when green energy companies experienced tightened credit markets coupled with lower prices for electricity and natural gas sales. The slowdown in the residential and commercial construction markets impacted our Construction Products Group as well. We continually assess our manufacturing capacity and take steps to align our production capacity with demand. As a result of our assessment, we idled a significant amount of our production capacity commencing in the fourth quarter of 2008 and continuing through 2009.

Executive Summary

The Company’s revenues for 2009 exceeded $2.5 billion. Operating loss from continuing operations was $30.7 million including a goodwill impairment charge of $325 million recorded during the second quarter of 2009. For the year ended December 31, 2009, we experienced decreases in both income from continuing operations and net income over the prior year primarily as a result of the goodwill impairment charge and an overall decline in product shipments. Net income for 2009 decreased $418.6 million from the previous year.

Goodwill is required to be tested for impairment annually, or on an interim basis, whenever events or circumstances change, indicating that the carrying amount of the goodwill might be impaired. The goodwill impairment test is a two-step process requiring the comparison of a reporting unit’s estimated fair value with the carrying amount of its net assets. Step two of the impairment test is necessary to determine the amount of goodwill impairment to be recorded when a reporting unit’s recorded net assets exceed its fair value. Impairment is assessed at the “reporting unit” level by applying a fair value-based test. We perform this test for our five principal business segments: (1) the Rail Group, (2) the Construction Products Group, (3) the Inland Barge Group, (4) the Energy Equipment Group, and (5) the Railcar Leasing and Management Services Group.

During the second quarter of 2009, there was a significant decline in new orders for railcars and continued weakening demand for products in the Rail Group as well as a change in the average estimated railcar deliveries from independent third party research firms. Additionally, the significant number of idled railcars in the North American fleet resulted in the creation of new internal sales estimates by railcar type. Based on this information, we concluded that indications of impairment existed with respect to the Rail Group which required an interim goodwill impairment analysis and, accordingly, we performed such a test as of June 30, 2009. As a basis for our conclusion, the table below is an average of the estimates of approximate industry railcar deliveries for the next five years from two independent third party research firms, Global Insight, Inc. and Economic Planning Associates, Inc.

Average Estimated Railcar Deliveries
	As of January 2009	As of May 2009	Percent Change

2009	28,300	24,000	(15.2)%
2010	23,700	15,100	(36.3)%
2011	41,550	29,150	(29.8)%
2012	56,050	48,200	(14.0)%
2013	62,550	59,750	(4.5)%

Our estimate of the Rail Group’s fair value (considered to be a level three fair value measurement) utilized an income approach based on the anticipated future discounted cash flows of the Rail Group, requiring significant estimates and assumptions related to future revenues and operating profits, exit multiples, tax rates and consequences, and discount rates based upon market- based capital costs. Because the estimated fair value of the Rail Group was less than the carrying amount of its net assets, we performed step two of our goodwill impairment analysis as required by generally accepted accounting principles, by estimating the fair value of individual assets and liabilities of the Rail Group in accordance with the provisions of the accounting standards pertaining to business combinations and fair value measurements. The result of our impairment analysis indicated that the remaining implied goodwill amounted to $122.5 million for our Rail Group as of June 30, 2009 and, consequently, we recorded an impairment charge of $325.0 million during the second quarter of 2009. The change in our estimate of the Rail Group’s enterprise value from December 31, 2008 to June 30, 2009 was driven by economic indicators, including third-party studies that predicted the decline in the railcar industry was likely to extend longer than was previously expected. In management’s opinion, no interim impairment tests were necessary for our remaining business segments as there had not been a significant change in market conditions for these segments since the 2008 annual impairment test. As of December 31, 2009, the Company’s annual impairment test of goodwill was completed at the reporting unit level and no additional impairment charges were determined to be necessary.

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

Given the current economic environment and the uncertainties regarding the potential impact on our businesses, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for the purposes of the long-lived asset and goodwill impairment tests will prove to be accurate predictions of the future. If our assumptions regarding forecasted cash flows are not achieved, it is possible that additional impairments of remaining goodwill and long-lived assets may be required.

Goodwill remaining by segment is as follows:

	December 31,	December 31,
	2009	2008
	(in millions)

Rail Group	$122.5	$447.5
Construction Products Group	52.2	50.4
Energy Equipment Group	4.3	4.3
Railcar Leasing and Management Services Group	1.8	1.8

	$180.8	$504.0

Capital expenditures for 2009 were $429.2 million with $381.8 million utilized for lease fleet additions, net of deferred profit of $22.6 million.

We ended 2009 with a backlog in our Rail Group of approximately $195.4 million consisting of approximately 2,320 railcars. The railcar backlog dollar value as of December 31, 2009 was as follows:

As of December 31, 2009
(in millions)

External Customers	$75.6
Leasing Group	119.8

Total	$195.4

The total amount of the backlog dedicated to the Leasing Group was supported by lease agreements with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery.

Global Insight, Inc., an independent industry research firm, has estimated in its Fourth Quarter 2009 report that the average age of the North American freight car fleet is approximately 19.3 years, with approximately 39% older than 25 years and has estimated that United States carload traffic will grow by 2.0% in 2010, with an increase of 4.0% for 2011 and 2012.

The table below is an average of the most recent estimates of approximate industry railcar deliveries for the next five years from two independent third party research firms, Global Insight, Inc. and Economic Planning Associates, Inc.

2010	14,300
2011	23,700
2012	42,000
2013	56,800
2014	61,400

TILC purchases a portion of our railcar production, financing a portion of the purchase price through a non-recourse warehouse lending facility and periodically refinances those borrowings through equipment financing transactions. In 2009, TILC purchased approximately 50.9% of our railcar production, up slightly from 50.0% in 2008. On a segment basis, sales to TILC and related profits are included in the operating results of our Rail Group but are eliminated in consolidation.

In 2007, the Company purchased 20% of the equity in newly-formed TRIP Rail Holdings LLC (“TRIP Holdings”). TRIP Holdings and its subsidiary, TRIP Rail Leasing LLC (“TRIP Leasing”), provide railcar leasing and management services in North America. Railcars are purchased from Trinity by TRIP Leasing. In 2009, the Company acquired an additional 8.16% equity ownership in TRIP Holdings for approximately $16.2 million from another equity investor. As a result, the Company now owns a 28.16% equity ownership in TRIP Holdings, increasing the Company’s total investment to $63.5 million. Trinity’s remaining equity commitment to TRIP Holdings is $5.5 million through June 2010.

Trinity’s carrying value of its investment in TRIP Holdings follows:

	December 31,	December 31,
	2009	2008
	(in millions)

Capital contributions	$47.3	$35.9
Equity purchased from another investor	16.2	—
Equity in earnings	3.0	0.5
Equity in unrealized losses on derivative financial instruments	(3.2)	(9.5)
Distributions	(6.0)	(3.1)
Deferred broker fees	(1.0)	(0.8)

	$56.3	$23.0

On October 15, 2009, TILC loaned TRIP Holdings $14.5 million to resolve a collateral deficiency. The note has a balance of $10.4 million as of December 31, 2009 and is repayable monthly from TRIP Holdings’ excess cash flow plus accrued interest at 11% and is expected to be repaid in full by June 2010.

On December 8, 2009, the Company’s Board of Directors authorized an extension of its stock repurchase program. This extension allows for the repurchase of the Company’s common stock through December 31, 2010. The repurchase program originally commenced in 2007 with an authorization of $200 million. During the year ended December 31, 2009, 813,028 shares were repurchased under this program at a cost of approximately $6.3 million. Since the inception of this program, the Company has repurchased a total of 3,532,728 shares at a cost of approximately $67.5 million.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued a new accounting pronouncement that requires issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The effective date of the new accounting pronouncement was for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and does not permit earlier application. The pronouncement requires that all periods presented be adjusted. The Company adopted the provisions of the new accounting pronouncement as of January 1, 2009 and has accordingly adjusted amounts previously reported with respect to Debt, Other assets, Capital in excess of par value, Deferred income taxes and Interest expense. See Note 11 of the Notes to Consolidated Financial Statements for a further explanation of the effects of implementing this pronouncement as it applies to our Convertible Subordinated Notes.

In May 2009, TILC renewed its railcar leasing warehouse facility through February 2011. This facility, which was set to mature in August 2009, was established to finance railcars owned by TILC. In November 2009, TILC and Trinity Rail Leasing VII LLC, a Delaware limited liability company, (“TRL VII”), a limited purpose, indirect wholly-owned subsidiary of Trinity, owned by Trinity through TILC, closed a railcar leasing financing in the amount of approximately $238.3 million with a coupon of 6.657%. The transaction is secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL VII. The proceeds were used, in part, to pay down a portion of TILC’s railcar leasing warehouse facility, and will be used, in part, for future growth of TILC’s lease fleet. Additionally, TILC completed several other financings during the year ended December 31, 2009 totaling $117.6 million. See Financing Activities.

Results of Operations

Years Ended December 31, 2009, 2008, and 2007

Overall Summary for Continuing Operations

Revenues

	Year Ended December 31, 2009
	Revenues			Percent Change
	External	Intersegment	Total	2009 versus 2008
	(in millions, except percents)

Rail Group	$485.2	$410.1	$895.3	(65.1)%
Construction Products Group	524.0	14.5	538.5	(27.3)%
Inland Barge Group	527.3	—	527.3	(15.7)%
Energy Equipment Group	502.2	7.8	510.0	(19.4)%
Railcar Leasing and Management Services Group	524.5	—	524.5	(2.1)%
All Other	12.0	36.4	48.4	(38.5)%
Eliminations – lease subsidiary	—	(391.6)	(391.6)
Eliminations – other	—	(77.2)	(77.2)

Consolidated Total	$2,575.2	$—	$2,575.2	(33.7)%

	Year Ended December 31, 2008
	Revenues			Percent Change
	External	Intersegment	Total	2008 versus 2007
	(in millions, except percents)

Rail Group	$1,381.0	$1,182.4	$2,563.4	7.6%
Construction Products Group	719.7	21.5	741.2	1.1%
Inland Barge Group	625.2	—	625.2	26.8%
Energy Equipment Group	605.7	26.9	632.6	45.8%
Railcar Leasing and Management Services Group	535.9	—	535.9	(15.2)%
All Other	15.3	63.4	78.7	12.8%
Eliminations – lease subsidiary	—	(1,162.4)	(1,162.4)
Eliminations – other	—	(131.8)	(131.8)

Consolidated Total	$3,882.8	$—	$3,882.8	1.3%

	Year Ended December 31, 2007
	Revenues
	External	Intersegment	Total
	(in millions)

Rail Group	$1,540.0	$841.5	$2,381.5
Construction Products Group	731.2	1.8	733.0
Inland Barge Group	493.2	—	493.2
Energy Equipment Group	422.4	11.5	433.9
Railcar Leasing and Management Services Group	631.7	—	631.7
All Other	14.3	55.5	69.8
Eliminations – lease subsidiary	—	(828.5)	(828.5)
Eliminations – other	—	(81.8)	(81.8)

Consolidated Total	$3,832.8	$—	$3,832.8

Our revenues for the year ended December 31, 2009 decreased primarily due to the impact of the economic downturn on the markets we serve, especially the new railcar market. In addition, pricing from certain segments resulting from lower material costs and competitive pricing pressures. Our revenues for the year ended December 31, 2008 increased due to improved sales in all our business groups, except the Railcar Leasing and

Management Services Group (“Leasing Group”) whose revenues declined because of a decline in sales of railcars from the lease fleet.

Operating Profit (Loss)

	Year Ended December 31,
	2009	2008	2007
	(in millions)

Rail Group	$(355.9)	$247.7	$347.6
Construction Products Group	32.6	64.2	72.4
Inland Barge Group	125.2	119.2	72.6
Energy Equipment Group	73.8	100.3	50.1
Railcar Leasing and Management Services Group	149.0	158.9	161.2
All Other	0.8	7.0	4.6
Corporate	(30.6)	(41.3)	(34.9)
Eliminations – lease subsidiary	(22.6)	(86.3)	(138.0)
Eliminations – other	(3.0)	(10.2)	(5.8)

Consolidated Total	$(30.7)	$559.5	$529.8

Our operating profit for the year ended December 31, 2009 decreased as a result of the $325 million goodwill impairment charge and lower revenues coupled with reduced pricing driven by lower material costs and highly competitive markets. Selling, engineering, and administrative expenses as a percentage of revenues increased to 7.2% for 2009 as compared to 6.3% for 2008. Overall, selling, engineering, and administrative expenses decreased $57.1 million year over year as a result of decreased headcount and related costs and decreased professional services.

Our operating profit for the year ended December 31, 2008 increased compared to 2007 as the result of overall higher revenues, an increase in the size of our lease fleet, and higher barge and structural wind towers sales. These increases in operating profit were offset by higher raw material costs and competitive pricing pressure in the market for new railcars. Selling, engineering, and administrative expenses as a percentage of revenues increased to 6.3% for 2008 as compared to 6.0% for 2007. Overall, selling, engineering, and administrative expenses increased $14.1 million year over year as a result of increased headcount and related costs, increased professional services, and approximately $4.2 million for due diligence related to potential acquisitions that are no longer being pursued.

Other Income and Expense. Interest expense, net of interest income and capitalized interest of $0.9 million for 2008, was $121.5 million for the year ended December 31, 2009 and $104.3 million for the year ended December 31, 2008 (as adjusted — see Note 11 of the Notes to Consolidated Financial Statements). Interest income in 2009 decreased $3.4 million over the prior year as a result of lower interest rates more than offsetting the effect of an increase in cash available for investment. Interest expense in 2009 increased $13.8 million over the prior year due to an increase in debt levels and an increase in expense related to the ineffective portion of interest rate hedges. Interest expense for the year ended December 31, 2009 included $3.9 million of interest expense related to the ineffective portion of interest rate hedges. The increase in Other, net for the year ended December 31, 2009 was primarily due to the $3.7 million gain recognized on the sale of one of our equity investments partially offset by foreign currency translation losses.

Interest expense, net of interest income and capitalized interest of $0.9 million and $0.6 million, respectively, was $104.3 million for the year ended December 31, 2008 and $72.3 million for the year ended December 31, 2007. Interest income in 2008 decreased $7.1 million over the prior year as a result of lower interest rates and a decrease in cash available for investment. Interest expense in 2008 increased $24.9 million over the prior year due to an increase in debt levels and expense related to the ineffective portion of interest rate hedges. Interest expense for the year ended December 31, 2008 included $6.8 million of interest expense related to the ineffective portion of interest rate hedges. The decrease in Other, net for the year ended December 31, 2008 was primarily due to an increase in foreign currency translation losses, partially offset by a write-down of an equity investment in the prior year.

Income Taxes. The effective tax rate of 6.4% for continuing operations for 2009 varied from the federal statutory rate of 35.0% due primarily to the goodwill impairment charge not being fully deductible for income tax purposes; the recording of a valuation reserve related to the utilization of foreign tax credits previously benefited; state income taxes and discrete adjustments related to foreign and state taxes. The prior year effective tax rate of 37.8% for continuing operations for 2008 varied from the federal statutory rate of 35.0% due primarily to state income taxes and the loss of the benefit of the domestic production deduction. The effective tax rate for continuing operations for 2007 of 36.3% varied from the federal statutory rate of 35.0% due primarily to state income taxes, offset by an increase in the temporary credit to be applied against the State of Texas margin tax, the benefit of the domestic production deduction, and the utilization of capital losses previously not benefited.

Segment Discussion

Rail Group

	Year Ended December 31,			Percent Change
	2009	2008	2007	2009 versus 2008	2008 versus 2007
	($ in millions)

Revenues:
Rail	$776.8	$2,396.9	$2,221.8	(67.6)%	7.9%
Components	118.5	166.5	159.7	(28.8)%	4.3%

Total revenues	$895.3	$2,563.4	$2,381.5	(65.1)%	7.6%

Operating profit (loss)	$(355.9)	$247.7	$347.6
Operating profit (loss) margin	(39.8)%	9.7%	14.6%

Railcar shipments in 2009 decreased 67.7% as compared to 2008 shipments to approximately 9,100 railcars compared to the railcars shipped in 2008 and 2007 of approximately 28,200 and 27,370 railcars, respectively. As of December 31, 2009, our Rail Group backlog was approximately $195.4 million and consisted of approximately 2,320 railcars. The railcar backlog dollar value as of December 31, 2009, 2008, and 2007 was as follows:

	Year Ended December 31,
	2009	2008	2007
	(in millions)

External Customers	$75.6	$285.3	$748.4
TRIP Leasing	—	124.3	514.5
Leasing Group	119.8	312.8	1,426.7

Total	$195.4	$722.4	$2,689.6

The total amount of the backlog dedicated to the Leasing Group was supported by lease agreements with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery. Backlog as of December 31, 2008 and 2007 was approximately 8,260 and 31,870 railcars, respectively.

Operating profit for the Rail Group decreased for the year ended December 31, 2009 compared to the prior year primarily due to a $325 million goodwill impairment charge during the quarter ended June 30, 2009 and lower railcar shipments. See Note 9 of the Notes to Consolidated Financial Statements. Additionally, a significantly reduced volume of railcars was delivered during the year amid a lower pricing and unit demand environment.

Operating profit for the Rail Group decreased for the year ended December 31, 2008 by $99.9 million compared to the same period in 2007. This decrease was primarily due to the competitive pricing environment, increases in raw material costs, and a reserve for future losses on railcar sales. Steel costs were very volatile and rose significantly during most of the year before eventually declining and leveling off at the end of the year. On certain fixed price railcar contracts, actual cost increases and surcharges caused the total cost of the railcar to exceed the amounts originally anticipated, and in some cases, the actual contractual sale price of the railcar. The expense related to reserves for estimated losses on fixed price contracts of $4.6 million was recorded during the year ended December 31, 2008. The expense related to reserves for estimated losses on fixed price contracts was not significant for the year ended December 31, 2007.

In the year ended December 31, 2009, railcar shipments included sales to the Leasing Group of $391.6 million compared to $1,162.4 million in 2008 with a deferred profit of $22.6 million compared to $86.3 million for the year ended December 31, 2008. Railcar sales to the Leasing Group for 2007 were $828.5 million with a deferred profit of $138.0 million. Results for the year ended December 31, 2009 included $113.0 million in railcars sold to TRIP Leasing, that resulted in a gain of $11.2 million of which $2.8 million in profit was deferred based on our equity interest. Results for the years ended December 31, 2008 and December 31, 2007 included $337.5 million and $232.6 million, respectively, in railcars sold to TRIP Leasing that resulted in gains of $61.6 million and $41.1 million, respectively, of which $12.4 million and $8.2 million, respectively, in profit was deferred based on our equity interest. Sales to the Leasing Group and related profits are included in the operating results of the Rail Group but eliminated in consolidation.

Construction Products Group

	Year Ended December 31,			Percent Change
	2009	2008	2007	2009 versus 2008	2008 versus 2007
	($ in millions)

Revenues:
Concrete and Aggregates	$291.4	$430.5	$458.8	(32.3)%	(6.2)%
Highway Products	238.0	284.1	239.1	(16.2)%	18.8%
Other	9.1	26.6	35.1	(65.8)%	(24.2)%

Total revenues	$538.5	$741.2	$733.0	(27.3)%	1.1%

Operating profit	$32.6	$64.2	$72.4
Operating profit margin	6.1%	8.7%	9.9%

The decrease in revenues for the year ended December 31, 2009 compared to the same period in 2008 was primarily attributable to the overall decline in the economic conditions related to the markets served by this segment including a reduction in state funding of highway construction and in commercial and residential construction. Additionally, revenues declined as the result of lower material costs that are passed onto the customer.

Revenues increased for the year ended December 31, 2008 compared to the same period in 2007 primarily due to an increase in volume in our highway products business, sales generated by our entry into the asphalt business in 2007, and an increase in various raw material costs that have resulted in higher sales prices. These increases were offset by a decrease in volume in our bridge girder business and the impact of divestitures in the concrete and aggregates businesses. Revenues were also offset by lower revenues in the concrete and aggregates businesses due to adverse weather conditions in Texas and Louisiana during the year ended December 31, 2008 as well as decreased demand.

Operating profit and operating margin for the year ended December 31, 2009 compared to the same period in 2008 decreased as a result of lower volumes and decreased operating efficiencies. Additionally, operating profit included a $2.8 million write down of surplus inventory quantities in 2009 while 2008 included higher gains from property dispositions related to our concrete and aggregates operations.

Operating profit and operating margin for the year ended December 31, 2008 compared to the same period in 2007 decreased due to higher gains from property dispositions in 2007 related to our concrete and aggregates operations. Increased sales in the highway products and asphalt businesses was offset by lower margins in the concrete and aggregates businesses due to volume decreases, unfavorable weather conditions, and increased raw material prices.

Inland Barge Group

	Year Ended December 31,			Percent Change
	2009	2008	2007	2009 versus 2008	2008 versus 2007
	($ in millions)

Revenues	$527.3	$625.2	$493.2	(15.7)%	26.8%
Operating profit	$125.2	$119.2	$72.6
Operating profit margin	23.7%	19.1%	14.7%

Revenues decreased for the year ended December 31, 2009 compared to the same period in 2008 due to the shipment of fewer hopper barges and a change in the mix of tank barge types. The increase in revenues for the year ended December 31, 2008 compared to the same period in 2007 was due to an increase in the sales of hopper and tank barges, a change in the mix of barges sold, and an increase in raw material costs that resulted in higher sales prices.

Operating profit for the year ended December 31, 2009 increased compared to the same period in 2008 due to lower material costs and better operating efficiencies. Operating profit for the years ended December 31, 2009 and December 31, 2008 included the refund of $1.6 million and $2.0 million, respectively, in unclaimed settlement funds related to a legal settlement. Operating profit for the year ended December 31, 2008 increased compared to the same period in 2007 due to increased revenues, a change in the mix of barges sold, improved margins due to operating efficiencies, and the $2.0 million refund in unclaimed settlement funds related to the legal settlement (see Note 18 of the Notes to Consolidated Financial Statements). Barge litigation and related costs were insignificant for 2009, $0.2 million for 2008, and $16.5 million for 2007, which included a $15.0 million charge for the resolution of the legal settlement. As of December 31, 2009, the backlog for the Inland Barge Group was approximately $318.8 million compared to approximately $527.8 million and approximately $752.8 million for 2008 and 2007, respectively.

Energy Equipment Group

	Year Ended December 31,			Percent Change
	2009	2008	2007	2009 versus 2008	2008 versus 2007
	($ in millions)

Revenues:
Structural wind towers	$358.3	$422.5	$245.9	(15.2)%	71.8%
Other	151.7	210.1	188.0	(27.8)%	11.8%

Total revenues	$510.0	$632.6	$433.9	(19.4)%	45.8%

Operating profit	$73.8	$100.3	$50.1
Operating profit margin	14.5%	15.9%	11.5%

Revenues decreased for the year ended December 31, 2009 compared to the same period in 2008 due to overall lower volumes. Revenues increased for the year ended December 31, 2008 compared to the same period in 2007 due to an increase in sales of structural wind towers and products manufactured and sold in Mexico offset by lower sales in the weaker U.S. LPG tank market. As of December 31, 2009, the backlog for structural wind towers was approximately $1.1 billion and is expected to be evenly delivered over the years ending December 31, 2010, 2011, and 2012 compared to approximately $1.4 billion and approximately $702.4 million for 2008 and 2007, respectively.

Operating profit and operating margin for the year ended December 31, 2009 decreased compared to the same period in 2008 as a result of lower volumes partially offset by improved operating profit in structural wind towers due to better operating efficiencies and product mix. Operating profit and operating profit margin for the year ended December 31, 2008 increased compared to the same period in 2007 due to an increase in sales of structural wind towers and the improved margins on containers produced in Mexico.

Railcar Leasing and Management Services Group

	Year Ended December 31,			Percent Change
	2009	2008	2007	2009 versus 2008	2008 versus 2007
	($ in millions)

Revenues:
Leasing and management	$329.3	$313.8	$272.4	4.9%	15.2%
Sales of cars from the lease fleet	195.2	222.1	359.3	(12.1)%	(38.2)%

Total revenues	$524.5	$535.9	$631.7	(2.1)%	(15.2)%

Operating profit:
Leasing and management	$128.5	$124.2	$112.0
Sales of cars from the lease fleet	20.5	34.7	49.2

Total operating profit	$149.0	$158.9	$161.2

Operating profit margin:
Leasing and management	39.0%	39.6%	41.1%
Sales of cars from the lease fleet	10.5	15.6	13.7
Total operating profit margin	28.4	29.7	25.5

Fleet utilization at year end	97.8%	98.6%	99.2%

Total revenues decreased for the year ended December 31, 2009 due to decreased sales from the lease fleet partially offset by increased rental revenues related to additions to the lease fleet. Total revenues decreased for the year ended December 31, 2008 due to decreased sales from the lease fleet offset by increased rental revenues related to additions to the lease fleet, and management and origination fees.

Operating profit decreased for the year ended December 31, 2009 due to lower profit for lease fleet sales, lower fleet utilization and lower rental rates partially offset by increased rental proceeds from fleet additions. Operating profit for leasing and management operations increased for the year ended December 31, 2008 primarily due to rental proceeds from fleet additions. Results for the year ended December 31, 2009 included $183.8 million in sales of railcars to TRIP Leasing that resulted in the recognition of previously deferred gains of $30.3 million of which $7.6 million were deferred based on our equity interest. Results for the years ended December 31, 2008 and December 31, 2007 included $134.2 million and $283.6 million, respectively, in sales of railcars to TRIP Leasing that resulted in the recognition of previously deferred gains of $20.8 million and $48.6 million, respectively, of which $4.2 million and $9.7 million, respectively, in profit was deferred based on our equity interest.

To fund the continued expansion of its lease fleet to meet market demand, the Leasing Group generally uses its non-recourse $475 million warehouse facility or excess cash to provide initial financing for a portion of the purchase price of the railcars. Due to the lower level of demand for railcars and the Company’s resulting need for less financing of this type, the size of the warehouse facility commitment was reduced from $600 million to $475 million at the time of the renewal. After initial financing, the Leasing Group generally obtains long-term financing for the railcars in the lease fleet through long-term recourse debt such as equipment trust certificates, long-term non-recourse operating leases pursuant to sales/leaseback transactions, non-recourse asset-backed securities, or recourse convertible subordinated notes. In November 2009, Trinity Rail Leasing VII LLC issued $238.3 million of 20-year non-recourse secured railcar equipment notes. See Financing Activities.

As of December 31, 2009, the Leasing Group’s lease fleet of approximately 50,090 owned or leased railcars had an average age of 5.3 years and an average remaining lease term of 3.8 years.

All Other

	Year Ended December 31,			Percent Change
	2009	2008	2007	2009 versus 2008	2008 versus 2007
	($ in millions)

Revenues	$48.4	$78.7	$69.8	(38.5)%	12.8%
Operating profit (loss)	$0.8	$7.0	$4.6

The decrease in revenues for the year ended December 31, 2009 over the same period in 2008 was primarily due to a decrease in both external and intersegment sales by our transportation company as a result of an overall decline in business activity. The increase in revenues for the year ended December 31, 2008 over 2007 was primarily attributable to an increase in intersegment sales by our transportation company. The decrease in operating profit for the year ended December 31, 2009 as compared to 2008 was primarily due to the decrease in transportation company revenue and a decline in the market valuation of commodity hedges that are required to be marked to market. The increase in operating profit for the year ended December 31, 2008 as compared to 2007 was due to the increase in intersegment sales, partially offset by an increase in legal and environmental costs associated with non-operating facilities and a decline in the market valuation of commodity hedges that are required to be marked to market.

Liquidity and Capital Resources

Cash Flows

Operating Activities. Net cash provided by the operating activities of continuing operations for the year ended December 31, 2009 was $659.9 million compared to $420.7 million of net cash provided by the operating activities of continuing operations for the same period in 2008. There was $0.2 million of net cash required by operating activities of discontinued operations for the year ended December 31, 2009 compared to $1.5 million of net cash required by operating activities for discontinued operations for the same period in 2008.

Accounts receivables at December 31, 2009 as compared to the accounts receivables balance at December 31, 2008 decreased by $91.5 million or approximately 36.4% due to lower shipping volumes and the collection of foreign tax receivables. Income tax receivable declined primarily due to the receipt of $111.4 million in income tax refunds. Raw materials inventory at December 31, 2009 decreased by $255.9 million or approximately 72.5% since December 31, 2008 primarily attributable to lower demand resulting from lower production levels. Finished goods inventory decreased by $59.7 million since December 31, 2008 primarily due to lower finished goods inventory in our Rail Group. Accounts payable and accrued liabilities decreased from December 31, 2008 by $248.1 million primarily due to lower production activity.

Investing Activities. Net cash required by investing activities of continuing operations for the year ended December 31, 2009 was $185.3 million compared to $1.0 billion for the same period last year. Capital expenditures for the year ended December 31, 2009 were $429.2 million, of which $381.8 million were for additions to the lease fleet. This compares to $1,243.1 million of capital expenditures for the same period last year, of which $1,110.8 million were for additions to the lease fleet. Proceeds from the sale of property, plant, and equipment and other assets were $313.9 million for the year ended December 31, 2009, composed primarily of railcar sales from the lease fleet, which included $183.8 million to TRIP Leasing, and the sale of non-operating assets. This compared to $242.9 million for the same period in 2008 composed primarily of railcar sales from the lease fleet, which included $134.2 million to TRIP Leasing, and the sale of non-operating assets.

Financing Activities. Net cash required by financing activities during the year ended December 31, 2009 was $24.4 million compared to $453.2 million provided by financing activities for the same period in 2008. In February 2009, we repaid in full our Leasing Group’s equipment trust certificates in the amount of $61.4 million. In May 2009, TILC entered into a seven-year $61 million term loan agreement. During the year ended December 31, 2009, TILC entered into ten-year capital lease obligations totaling $56.6 million. These new debt obligations are guaranteed by the Company and secured by railcar equipment and related leases. We intend to use our cash and credit facilities to fund the operations, expansions, and growth initiatives of the Company.

At December 31, 2009, there were no borrowings under our $425 million revolving credit facility that matures on October 19, 2012. Interest on the revolving credit facility is calculated at prime or LIBOR plus 75 basis points. After $89.6 million was considered for letters of credit, $335.4 million was available under the revolving credit facility as of December 31, 2009.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued a new accounting pronouncement which requires that issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The effective date of the new accounting pronouncement is for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and does not permit earlier application. The pronouncement requires that all periods presented be adjusted. The Company adopted the provisions of the new accounting pronouncement as of January 1, 2009 and has accordingly adjusted amounts previously reported with respect to Debt, Other assets, Capital in excess of par value, Deferred income taxes and Interest expense. See Note 11 of the Notes to Consolidated Financial Statements for a further explanation of the effects of implementing this pronouncement as it applies to our Convertible Subordinated Notes.

In May 2008, Trinity Rail Leasing VI LLC , a Delaware limited liability company (“TRL VI”), a limited purpose, indirect subsidiary of the Company owned through TILC, issued $572.2 million of 30-year promissory notes (the “Promissory Notes”) to financial institutions. The Promissory Notes were secured by a portfolio of railcars valued at approximately $743.1 million, operating leases thereon, and certain cash reserves. The Promissory Notes are obligations of TRL VI and are non-recourse to Trinity. TRL VI acquired the railcars securing the Promissory Notes by purchase from TILC and a subsidiary. The proceeds were used to repay a portion of our warehouse facility and to finance unencumbered railcars on our consolidated balance sheet. TILC entered into certain agreements relating to the transfer of the railcars to TRL VI and the management and servicing of TRL VI’s assets. The Promissory Notes bear interest at a floating rate of one-month LIBOR plus a margin of 1.50%. The LIBOR portion of the interest rate on the Promissory Notes is fixed at approximately 4.13% for the first seven years from the date of issuance of the Promissory Notes through interest rate hedges. The interest rate margin on the Promissory Notes will increase by 0.50% on each of the seventh and eighth anniversary dates of the issuance of the Promissory Notes and by an additional 2.00% on the tenth anniversary date of the issuance of the Promissory Notes. The Promissory Notes may be prepaid at any time and may be prepaid without penalty at any time after the third anniversary date of the issuance of the Promissory Notes.

In May 2009, TILC renewed its railcar leasing warehouse facility through February 2011. Unless renewed, this facility will be payable in three equal installments in August 2011, February 2012, and August 2012. The facility, which originally matured in August 2009, was established to finance railcars owned by TILC. Railcars financed by the warehouse facility have historically been refinanced under long-term financing agreements. Specific railcars and the underlying leases secure the facility. Advances under the facility may not exceed 75% of the fair market value of the eligible railcars securing the facility as defined by the agreement. Due to the lower level of demand for railcars and the Company’s resulting need for less financing of this type, the size of the warehouse facility commitment was reduced from $600 million to $475 million at the time of the renewal. Advances under this facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 2.77% at December 31, 2009. At December 31, 2009, $141.4 million was outstanding and $333.6 million was available under this facility.

In November 2009, TRL VII, a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $238.3 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2009-1 (“the 2009 Secured Railcar Equipment Notes”). The 2009 Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated November 5, 2009 between TRL VII and Wilmington Trust Company, as indenture trustee. The 2009 Secured Railcar Equipment Notes bear interest at a fixed rate of 6.657% per annum, are payable monthly, and have a final maturity date of November 16, 2039. The 2009 Secured Railcar Equipment Notes are limited recourse obligations of TRL VII only, secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL VII.

On December 8, 2009, the Company’s Board of Directors authorized an extension of its stock repurchase program. This extension allows for the repurchase of the Company’s common stock through December 31, 2010.

The repurchase program originally commenced in 2007 with an authorization of $200 million. During the year ended December 31, 2009, 813,028 shares were repurchased under this program at a cost of approximately $6.3 million. Since the inception of this program, the Company has repurchased a total of 3,532,728 shares at a cost of approximately $67.5 million.

The economic and financial crisis experienced by the United States economy during 2009 and 2008 has impacted our businesses. New orders for railcars and barges continued to drop significantly in 2009 as the transportation industry saw a significant decline in the shipment of freight. The 2010 outlook for the transportation industry is for continued weakness. Orders for structural wind towers have been slow since mid-2008 when green energy companies experienced tightened credit markets coupled with lower prices for electricity and natural gas sales. The slowdown in the residential and commercial construction markets impacted our Construction Products Group as well. We continually assess our manufacturing capacity and take steps to align our production capacity with demand. As a result of our assessment, we have adapted to the rapid decline in market conditions by reducing our production footprint and staffing levels.

Equity Investment

See Note 6 of the Notes to Consolidated Financial Statements.

Future Operating Requirements

We expect to finance future operating requirements with cash flows from operations, and depending on market conditions, long-term and short-term debt, and equity. Debt instruments that the Company has utilized include its revolving credit facility, the warehouse facility, senior notes, convertible subordinated notes, asset-backed securities, and sale/leaseback transactions. The Company has also issued equity at various times. As of December 31, 2009, the Company had $335.4 million available under its revolving credit facility and $333.6 million available under its warehouse facility. Despite the volatile conditions in both the credit and stock markets, the Company believes it has access to adequate capital resources to fund operating requirements and is active in the credit markets.

Off Balance Sheet Arrangements

See Notes 5 and 6 of the Notes to Consolidated Financial Statements.

Derivative Instruments

We use derivative instruments to mitigate the impact of increases in interest rates and zinc, natural gas, and diesel fuel prices, as well as to convert a portion of our variable-rate debt to fixed-rate debt. Additionally, we use derivative instruments to mitigate the impact of unfavorable fluctuations in foreign currency exchange rates. We also use derivatives to lock in fixed interest rates in anticipation of future debt issuances. For instruments designated as hedges, the Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments, or forecasted transactions. At the time a derivative contract is entered into, and at least quarterly thereafter, the Company assesses whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting in ineffectiveness, as defined by accounting standards issued by the FASB is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in Accumulated Other Comprehensive Loss (“AOCL”) as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedge transaction affects earnings. Trinity monitors its derivative positions and credit ratings of its counterparties and does not anticipate losses due to counterparties’ non- performance. See Notes 3 and 7 of the Notes to Consolidated Financial Statements for discussion on how the Company valued its commodity hedges and interest rate swaps at December 31, 2009.

Interest rate hedges

In anticipation of a future debt issuance, we entered into interest rate swap transactions during the fourth quarter of 2006 and during 2007. These instruments, with a notional amount of $370 million, hedged the interest rate on a portion of a future debt issuance associated with an anticipated railcar leasing transaction, which closed in May 2008. These instruments settled during the second quarter of 2008. The weighted average fixed interest rate under these instruments was 5.34%. These interest rate swaps were accounted for as cash flow hedges with changes in the fair value of the instruments of $24.5 million recorded as a loss in AOCL through the date the related debt issuance closed with a principal balance of $572.2 million in May 2008. The balance is being amortized over the term of the related debt. On December 31, 2009, the balance remaining in AOCL was $17.9 million. The effect on interest expense for the year ended December 31, 2009 was an increase of $4.0 million due to the amortization of the AOCL balance. The effect on interest expense for the year ended December 31, 2008 was an increase of $7.1 million. Of the expense, $4.5 million was due to the ineffective portion of the hedges primarily associated with hedged interest payments that were never made and $2.6 million was due to amortization of the AOCL balance. It is expected that $3.8 million in interest expense will be recognized during 2010 from amortization of the AOCL balance.

In May 2008, we entered into an interest rate swap transaction that is being used to fix the LIBOR component of the debt issuance which closed in May 2008. The fixed interest rate under this instrument is 4.126%. The amount recorded for this instrument as of December 31, 2009 in the consolidated balance sheet was a liability of $30.1 million, with $28.1 million of expense in AOCL. The effect on interest expense for the years ended December 31, 2009 and December 31, 2008 was an increase of $21.6 million and $5.5 million, respectively, which related to the monthly settlement of interest and in 2009, included $1.0 million in unrealized derivative losses reclassified from AOCL that was related to a partial retirement of the debt issuance. See Notes 11 and 15 of the Notes to Consolidated Financial Statements. Based on the fair value of the interest rate hedge as of December 31, 2009, it is expected that $18.5 million in interest expense will be recognized during 2010.

During the fourth quarter of 2008, we entered into interest rate swap transactions, with a notional amount of $200 million, which are being used to counter our exposure to changes in the variable interest rate associated with our warehouse facility. The weighted average fixed interest rate under these instruments at December 31, 2009 was 1.798%. The amount recorded for these instruments as of December 31, 2009 in the consolidated balance sheet was a liability of $2.4 million. The effect on interest expense for the years ended December 31, 2009 and December 31, 2008 was an increase of $2.9 million and $2.4 million, respectively, which included the mark to market valuation on the interest rate swap transactions and the monthly settlement of interest. Based on the fair value of the interest rate hedges as of December 31, 2009, it is expected that $2.4 million in interest expense will be recognized during 2010.

During 2005 and 2006, we entered into interest rate swap transactions in anticipation of a future debt issuance. These instruments, with a notional amount of $200 million, fixed the interest rate on a portion of a future debt issuance associated with a railcar leasing transaction in 2006 and settled at maturity in the first quarter of 2006. The weighted average fixed interest rate under these instruments was 4.87%. These interest rate swaps were being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in AOCL through the date the related debt issuance closed in May 2006. The balance is being amortized over the term of the related debt. At December 31, 2009, the balance remaining in AOCL was $3.0 million of income. The effect of the amortization on interest expense for each of the years ended December 31, 2009, 2008, and 2007 was a decrease of $0.4 million. It is expected that $0.4 million in earnings will be recognized during 2010 from amortization of the AOCL balance.

Natural gas and diesel fuel

We continue a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet as of December 31, 2009 for these instruments was not significant. The effect on the consolidated statement of operations for the year ended December 31, 2009 was operating expense of $1.5 million, which includes the mark to market valuation resulting in a loss of $0.3 million. In July 2008, we settled our 2008 outstanding diesel fuel hedge contracts. The effect of the change in fair value of the diesel fuel hedges, as well as the effect of the settled 2008 diesel fuel contracts, on the consolidated statement of operations for the year ended December 31, 2008 was operating income of $9.5 million. The amount recorded in the consolidated balance sheet for natural gas hedges was a liability of $2.0 million as of December 31, 2008 and $1.0 million of expense in AOCL for both types of derivative instruments. The effect of the natural gas hedges on the consolidated statement of operations for the year ended December 31, 2008 was operating expense of $1.3 million, including losses of $0.3 million resulting from the mark to market valuation for the year ended December 31, 2008. The effect on the consolidated statement of operations for both types of derivative instruments for the year ended December 31, 2007 was operating income of $2.2 million.

Foreign Exchange Hedge

During the year ended December 31, 2009, we entered into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. These instruments are short term with quarterly maturities and no remaining balance in AOCL as of December 31, 2009. The effect on the consolidated statement of operations for the year ended December 31, 2009 was expense of $1.9 million included in other, net on the consolidated statement of operations.

Zinc

In 2008, we continued a program to mitigate the impact of fluctuations in the price of zinc purchases. The intent of this program was to protect our operating profit from adverse price changes by entering into derivative instruments. During the third quarter of 2009, we entered into a derivative instrument which expired on December 31, 2009. The effect of this derivative instrument on the 2009 consolidated financial statement of operations was not significant. During the fourth quarter of 2009, we entered into a derivative instrument expiring on March 31, 2010. The effect of this derivative instrument on the 2009 consolidated financial statements was not significant. The effect on the consolidated statement of operations for the years ended December 31, 2008 and December 31, 2007 was income of $1.8 million and $2.6 million, respectively.

Stock-Based Compensation

We have a stock-based compensation plan covering our employees and our Board of Directors. See Note 16 of the Notes to Consolidated Financial Statements.

Employee Retirement Plans

As disclosed in Note 14 of the Notes to Consolidated Financial Statements, the projected benefit obligation for the employee retirement plans exceeds the plans’ assets by $68.5 million as of December 31, 2009 as compared to $133.4 million as of December 31, 2008. The change was primarily due to an increase in actual investment returns and well as the curtailment of plan benefits as further discussed below. We continue to sponsor an employee savings plan under the existing 401(k) plan that covers substantially all employees and includes a Company matching contribution of up to 6% based on our performance, as well as a Supplemental Profit Sharing Plan.

Employer contributions for the year ending December 31, 2010 are expected to be $12.3 million for the defined benefit plans compared to $19.3 million contributed during 2009. Employer contributions to the 401(k) plans and the Supplemental Profit Sharing Plan for the year ending December 31, 2010 are expected to be $7.7 million compared to $7.4 million during 2009.

During the first quarter of 2009, the Company amended its Supplemental Retirement Plan (the “Supplemental Plan”) to reduce future retirement plan costs. This amendment provides that all benefit accruals under the Supplemental Plan cease effective March 31, 2009, and the Supplemental Plan was frozen as of that date. In addition, the Company amended the Trinity Industries, Inc. Standard Pension Plan (the “Pension Plan”). This amendment was designed to reduce future pension costs and provides that, effective March 31, 2009, all future benefit accruals under the Pension Plan automatically cease for all participants, and the accrued benefits under the Pension Plan were determined and frozen as of that date. Accordingly, as a result of these amendments, accrued pension liability was reduced by $44.1 million with an offsetting reduction in funded status of pension liability included in AOCL.

Contractual Obligations and Commercial Commitments

As of December 31, 2009, we had the following contractual obligations and commercial commitments:

		Payments Due by Period
		1 Year	2-3	4-5	After
Contractual Obligations and Commercial Commitments	Total	or Less	Years	Years	5 Years
	(in millions)

Debt, excluding interest	$1,966.7	$62.6	$253.7	$321.4	$1,329.0
Operating leases	22.4	12.1	9.0	1.0	0.3
Purchase obligations(1)	44.2	44.2	—	—	—
Letters of credit	89.6	84.4	5.2	—	—
Leasing Group — operating leases related to sale/leaseback transactions	690.3	46.4	96.0	100.2	447.7
Other	56.8	39.4	13.1	4.3	—

Total	$2,870.0	$289.1	$377.0	$426.9	$1,777.0

(1)	Non-cancelable purchase obligations principally relate to the Inland Barge Group.

On January 1, 2007, we adopted the provisions of a pronouncement issued by the FASB regarding the accounting treatment of uncertain tax positions. See Note 13 of the Notes to Consolidated Financial Statements. As of December 31, 2009 and 2008, we had approximately $56.1 million and $43.5 million, respectively, of tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities.

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

Long-lived Assets

We periodically evaluate the carrying value of long-lived assets to be held and used for potential impairment. The carrying value of long-lived assets to be held and used is considered impaired only when the carrying value is not recoverable through undiscounted future cash flows and the fair value of the assets is less than its carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced by the estimated cost to dispose of the assets.

Goodwill

Goodwill is required to be tested for impairment annually, or on an interim basis, whenever events or circumstances change, indicating that the carrying amount of the goodwill might be impaired. The goodwill impairment test is a two-step process requiring the comparison of the reporting unit’s estimated fair value with the carrying amount of its net assets. Step two of the impairment test is necessary to determine the amount of goodwill impairment to be recorded when the reporting unit’s recorded net assets exceed its fair value. Impairment is assessed at the “reporting unit” level by applying a fair value-baed test. We perform this test for our five principal business segments: (1) the Rail Group, (2) the Construction Products Group, (3) the Inland Barge Group, (4) the Energy Equipment Group, and (5) the Railcar Leasing and Management Services Group. The estimates and judgments that most significantly affect the fair value calculations are assumptions related to revenue and operating profit growth, discount rates and exit multiples. Due to an overall market decline for products in the Rail Group during the second quarter of 2009, we concluded that indications of impairment existed that required an interim goodwill impairment analysis. Accordingly, we tested the Rail Group’s goodwill for impairment as of June 30, 2009 and recorded a charge of $325 million during the second quarter of 2009. As of December 31, 2009, the Company’s annual impairment test of goodwill was completed at the reporting unit level and no additional impairment charges were determined to be necessary. See Note 9 of the Notes to Consolidated Financial Statements for further explanation and results of this test.

Given the current economic environment and the uncertainties regarding the potential impact on our businesses, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for the purposes of the long-lived asset and goodwill impairment tests will prove to be accurate predictions of the future. If our assumptions regarding forecasted cash flows are not achieved, it is possible that additional impairments of remaining goodwill and long-lived assets may be required.

Warranties

The Company provides warranties against workmanship and materials defects generally ranging from one to five years depending on the product. The warranty costs are estimated using a two step approach. First, an engineering estimate is made for the cost of all claims that have been filed by a customer. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. The Company provides for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assesses the adequacy of the resulting reserves on a quarterly basis.

Insurance

We are effectively self-insured for workers’ compensation claims. A third-party administrator processes all such claims. We accrue our workers’ compensation liability based upon independent actuarial studies. To the extent actuarial assumptions change and claims experience rates differ from historical rates, our liability may change.

Contingencies and Litigation

We are currently involved in certain legal proceedings. As discussed in Note 18 of the Notes to Consolidated Financial Statements, as of December 31, 2009, we have accrued our estimate of the probable settlement or judgment costs for the resolution of certain of these claims. This estimate has been developed in consultation with outside counsel handling our defense in these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. We do not believe these proceedings will have a material adverse effect on our consolidated financial position. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to these proceedings.

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

Recent Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements.

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

Our earnings could be affected by changes in interest rates due to the impact those changes have on our variable rate debt obligations, which represented approximately 36.4% of our total debt as of December 31, 2009. If interest rates average one percentage point more in fiscal year 2010 than they did during 2009, our interest expense would increase by $0.6 million. In comparison, at December 31, 2008, we estimated that if interest rates averaged one percentage point more in fiscal year 2009 than they did during the year ended December 31, 2008, our interest expense would increase by $1.1 million. The impact of an increase in interest rates was determined based on the impact of the hypothetical change in interest rates and scheduled principal payments on our variable-rate debt obligations as of December 31, 2009 and 2008. A one percentage point increase in the interest rate yield would decrease the fair value of the fixed rate debt by approximately $111.9 million. A one percentage point decrease in the interest rate yield would increase the fair value of the fixed rate debt by approximately $130.4 million.

Trinity uses derivative instruments to mitigate the impact of increases in natural gas, diesel fuel prices, and zinc. Existing hedge transactions as of December 31, 2009 are based on the New York Mercantile Exchange for natural gas and heating oil. Hedge transactions are settled with the counterparty in cash. At December 31, 2009, the effect on the consolidated balance sheet was insignificant, and at December 31, 2008 we had recorded in the consolidated balance sheet a liability of $2.0 million. The effect on the consolidated statement of operations for the year ended December 31, 2009 was operating expense of $1.5 million, and for the year ended December 31, 2008 was operating income of $10.0 million. We estimate that the impact to earnings and the balance sheet that could result from hypothetical price changes of up to 10% are not significant based on hedge positions at December 31, 2009.

In addition, we are subject to market risk related to our net investments in our foreign subsidiaries. The net investment in foreign subsidiaries as of December 31, 2009 was $181.9 million. The impact of such market risk exposures as a result of foreign exchange rate fluctuations has not been material to us. See Note 12 of the Notes to Consolidated Financial Statements.

Item 8.	Financial Statements and Supplementary Data.

Trinity Industries, Inc.

The Consolidated Balance Sheet as of December 31, 2008, the Consolidated Statements of Operations for the years ended December 31, 2007 and 2008 and the Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2008 have been adjusted due to the adoption of new accounting pronouncements. See Notes 11 and 17 of the Notes to Consolidated Financial Statements for an explanation of the effects of these pronouncements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
  Trinity Industries, Inc.

We have audited Trinity Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trinity Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Trinity Industries, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trinity Industries, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2009 of Trinity Industries, Inc. and Subsidiaries and our report dated February 18, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 18, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
  Trinity Industries, Inc.

We have audited the accompanying consolidated balance sheets of Trinity Industries, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trinity Industries, Inc. and Subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, during the year ended December 31, 2009, the Company adopted new accounting standards relating to convertible debt instruments that may be settled in cash upon conversion and the manner in which basic and diluted earnings per share are calculated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trinity Industries, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 18, 2010

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2009	2008	2007
		(adjusted – see Notes 11 and 17)
	(in millions, except per share data)

Revenues	$2,575.2	$3,882.8	$3,832.8
Operating costs:
Cost of revenues	2,095.0	3,080.3	3,074.1
Selling, engineering, and administrative expenses	185.9	243.0	228.9
Goodwill impairment	325.0	—	—

	2,605.9	3,323.3	3,303.0

Operating profit (loss)	(30.7)	559.5	529.8

Other (income) expense:
Interest income	(1.7)	(5.1)	(12.2)
Interest expense	123.2	109.4	84.5
Other, net	(5.3)	1.4	2.6

	116.2	105.7	74.9

Income (loss) from continuing operations before income taxes	(146.9)	453.8	454.9

Provision (benefit) for income taxes:
Current	14.4	(75.8)	110.1
Deferred	(23.8)	247.2	55.0

	(9.4)	171.4	165.1

Income (loss) from continuing operations	(137.5)	282.4	289.8

Discontinued operations:
Loss from discontinued operations, net of benefit for income taxes of $(0.0), $(0.0), and $(0.2)	(0.2)	(1.5)	(0.7)

Net income (loss)	$(137.7)	$280.9	$289.1

Net income (loss) per common share:
Basic:
Continuing operations	$(1.81)	$3.49	$3.58
Discontinued operations	(0.00)	(0.02)	(0.01)

	$(1.81)	$3.47	$3.57

Diluted:
Continuing operations	$(1.81)	$3.47	$3.55
Discontinued operations	(0.00)	(0.02)	(0.01)

	$(1.81)	$3.45	$3.54

Weighted average number of shares outstanding:
Basic	76.4	78.4	78.7
Diluted	76.4	78.8	79.4

Dividends declared per common share	$0.32	$0.31	$0.26

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008
		(adjusted – see
		Note 11)
	(in millions)

ASSETS
Cash and cash equivalents	$611.8	$161.8
Short-term marketable securities	70.0	—
Receivables, net of allowance for doubtful accounts of $5.1 and $6.8	159.8	251.3
Income tax receivable	11.2	98.7
Inventories:
Raw materials and supplies	97.1	353.0
Work in process	46.5	111.2
Finished goods	87.9	147.6

	231.5	611.8

Property, plant, and equipment, at cost	3,973.3	3,843.5
Less accumulated depreciation	(935.1)	(852.9)

	3,038.2	2,990.6

Goodwill	180.8	504.0
Restricted cash	138.6	112.1
Other assets	214.5	181.3

	$4,656.4	$4,911.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$76.8	$217.6
Accrued liabilities	374.5	481.8
Debt:
Recourse, net of unamortized discount of $121.6 and $131.2	646.0	584.4
Non-recourse	1,199.1	1,190.3

	1,845.1	1,774.7

Deferred income	77.7	71.8
Deferred income taxes	397.9	388.3
Other liabilities	78.1	65.1

	2,850.1	2,999.3

Stockholders’ equity:
Preferred stock — 1.5 shares authorized and un-issued	—	—
Common stock — shares authorized — 200.0; shares issued and outstanding at December 31, 2009 — 81.7; at December 31, 2008 — 81.7	81.7	81.7
Capital in excess of par value	598.4	612.7
Retained earnings	1,263.9	1,427.0
Accumulated other comprehensive loss	(98.0)	(161.3)
Treasury stock — at December 31, 2009 — 2.5 shares; at December 31, 2008 — 2.3 shares	(39.7)	(47.8)

	1,806.3	1,912.3

	$4,656.4	$4,911.6

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
		(adjusted – see Note 11)
	(in millions)

Operating activities:
Net income (loss)	$(137.7)	$280.9	$289.1
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Loss from discontinued operations	0.2	1.5	0.7
Goodwill impairment	325.0	—	—
Depreciation and amortization	160.8	140.3	118.9
Stock-based compensation expense	13.5	18.7	18.6
Excess tax benefits from stock-based compensation	—	(0.9)	(4.0)
(Benefit) provision for deferred income taxes	(23.8)	247.2	55.0
Gain on disposition of property, plant, equipment, and other assets	(5.9)	(10.5)	(17.0)
Other	(11.8)	(17.8)	(37.7)
Changes in assets and liabilities:
(Increase) decrease in receivables	91.5	43.4	(45.7)
Decrease in income tax receivable — collection of refunds	111.4	—	—
Increase in income tax receivable — other	(23.9)	(98.7)	—
(Increase) decrease in inventories	380.1	(25.8)	(50.9)
(Increase) decrease in restricted cash	(26.5)	(20.4)	8.5
(Increase) decrease in other assets	(43.1)	(18.6)	(61.5)
Increase (decrease) in accounts payable	(140.8)	(13.8)	(5.2)
Increase (decrease) in accrued liabilities	(20.5)	(114.5)	92.4
Increase (decrease) in other liabilities	11.4	9.7	(16.0)

Net cash provided by operating activities — continuing operations	659.9	420.7	345.2
Net cash required by operating activities — discontinued operations	(0.2)	(1.5)	(0.7)

Net cash provided by operating activities	659.7	419.2	344.5

Investing activities:
Investment in short-term marketable securities	(70.0)	—	—
Proceeds from sales of railcars from our lease fleet	195.2	222.1	359.3
Proceeds from sales of railcars from our lease fleet — sale and leaseback	103.6	—	—
Proceeds from disposition of property, plant, equipment, and other assets	15.1	20.8	51.0
Capital expenditures — lease subsidiary	(381.8)	(1,110.8)	(705.4)
Capital expenditures — manufacturing and other	(47.4)	(132.3)	(188.7)
Payment for purchase of acquisitions, net of cash acquired	—	—	(51.0)

Net cash required by investing activities	(185.3)	(1,000.2)	(534.8)

Financing activities:
Issuance of common stock, net	1.1	3.1	12.2
Excess tax benefits from stock-based compensation	—	0.9	4.0
Payments to retire debt	(294.0)	(390.8)	(129.5)
Proceeds from issuance of debt	300.1	922.5	304.8
Stock repurchases	(6.3)	(58.3)	(2.9)
Dividends paid to common shareholders	(25.3)	(24.2)	(20.2)

Net cash (required) provided by financing activities	(24.4)	453.2	168.4

Net increase (decrease) in cash and cash equivalents	450.0	(127.8)	(21.9)
Cash and cash equivalents at beginning of period	161.8	289.6	311.5

Cash and cash equivalents at end of period	$611.8	$161.8	$289.6

Interest paid for the years ended December 31, 2009, 2008, and 2007, net of $0.9 million and $0.6 million in capitalized interest for 2008, and 2007, respectively, was $101.4 million, $84.3 million, and $71.5 million, respectively. There was no capitalized interest in 2009. Tax refunds received, net of payments made, for the year ended December 31, 2009 were $85.6 million. Taxes paid, net of refunds received, for the years ended December 31, 2008, and 2007 were $33.6 million, and $71.3 million, respectively.

Non-cash investing and financing activity: During the year ended December 31, 2009, the Company acquired $56.6 million of equipment on lease through the assumption of capital lease obligations. The Company issued 325,800 shares of its common stock valued at $11.7 million in connection with a 2007 acquisition. See Note 2 Acquisitions and Divestitures.

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock				Accumulated
	Shares		Capital in		Other		Treasury	Total
	(200.0	$1.00 Par	Excess of Par	Retained	Comprehensive	Treasury	Stock at	Stockholders’
	Authorized)	Value	Value	Earnings	Loss	Shares	Cost	Equity
	(in millions, except par value)

Balances at December 31, 2006 as originally reported	80.0	$80.0	$484.3	$908.8	$(69.2)	(0.0)	$(0.4)	$1,403.5
Cumulative effect of adopting accounting pronouncement (see Note 11)	—	—	92.8	(2.8)	—	—	—	90.0

Balances at December 31, 2006 as adjusted	80.0	$80.0	$577.1	$906.0	$(69.2)	(0.0)	$(0.4)	$1,493.5
Cumulative effect of adopting accounting pronouncement (see Note 13)	—	—	—	(3.1)	—	—	—	(3.1)
Net income	—	—	—	289.1	—	—	—	289.1
Other comprehensive income:
Change in funded status of pension liability, net of tax	—	—	—	—	18.7	—	—	18.7
Currency translation adjustments, net of tax	—	—	—	—	0.2	—	—	0.2
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	(11.3)	—	—	(11.3)

Comprehensive net income								296.7
Cash dividends on common stock	—	—	—	(21.0)	—	—	—	(21.0)
Restricted shares issued, net	0.5	0.5	21.5	—	—	—	(1.2)	20.8
Shares repurchased	—	—	—	—	—	(0.1)	(2.9)	(2.9)
Shares issued for acquisition	0.3	0.3	11.4	—	—	—	—	11.7
Stock options exercised	0.8	0.8	14.3	—	—	(0.1)	(3.4)	11.7
Income tax benefit from stock options exercised	—	—	4.7	—	—	—	—	4.7
Stock-based compensation expense	—	—	1.6	—	—	—	—	1.6
Other	—	—	0.6	—	—	—	(1.6)	(1.0)

Balances at December 31, 2007 as adjusted	81.6	$81.6	$631.2	$1,171.0	$(61.6)	(0.2)	$(9.5)	$1,812.7
Net income	—	—	—	280.9	—	—	—	280.9
Other comprehensive income:
Currency translation adjustments, net of tax	—	—	—	—	0.2	—	—	0.2
Change in funded status of pension liability, net of tax	—	—	—	—	(50.6)	—	—	(50.6)
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	(48.3)	—	—	(48.3)
Other changes, net of tax	—	—	—	—	(1.0)	—	—	(1.0)

Comprehensive net income								181.2
Cash dividends on common stock	—	—	—	(24.9)	—	—	—	(24.9)
Restricted shares surrendered, net	—	—	(16.0)	—	—	0.3	11.1	(4.9)
Shares repurchased	—	—	—	—	—	(2.6)	(58.3)	(58.3)
Stock options exercised	0.1	0.1	(5.9)	—	—	0.2	8.9	3.1
Income tax benefit from stock options exercised	—	—	1.7	—	—	—	—	1.7
Stock-based compensation expense	—	—	1.2	—	—	—	—	1.2
Other	—	—	0.5	—	—	—	—	0.5

Balances at December 31, 2008 as adjusted	81.7	$81.7	$612.7	$1,427.0	$(161.3)	(2.3)	$(47.8)	$1,912.3
Net loss	—	—	—	(137.7)	—	—	—	(137.7)
Other comprehensive loss:
Change in funded status of pension liability, net of tax	—	—	—	—	35.6	—	—	35.6
Unrealized loss on derivative financial instruments, net of tax	—	—	—	—	27.8	—	—	27.8
Other changes, net of tax		—	—	—	(0.1)	—	—	(0.1)

Comprehensive net loss								(74.4)
Cash dividends on common stock	—	—	—	(25.3)	—	—	—	(25.3)
Restricted shares issued, net	—	—	(12.6)	—	—	0.5	12.6	—
Shares repurchased	—	—	—	—	—	(0.8)	(6.3)	(6.3)
Stock options exercised	—	—	(0.6)	—	—	0.1	1.7	1.1
Income tax expense from stock options exercised	—	—	(2.1)	—	—	—	—	(2.1)
Stock-based compensation expense	—	—	1.0	—	—	—	—	1.0
Other	—	—	—	(0.1)	—	—	0.1	—

Balances at December 31, 2009	81.7	$81.7	$598.4	$1,263.9	$(98.0)	(2.5)	$(39.7)	$1,806.3

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

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

Stockholders’ Equity

On December 8, 2009, the Company’s Board of Directors authorized an extension of its stock repurchase program. This extension allows for the repurchase of the Company’s common stock through December 31, 2010. The repurchase program originally commenced in 2007 with an authorization of $200 million. During the year ended December 31, 2009, 813,028 shares were repurchased under this program at a cost of approximately $6.3 million. Since the inception of this program, the Company has repurchased a total of 3,532,728 shares at a cost of approximately $67.5 million.

Revenue Recognition

Revenues for contracts providing for a large number of units and few deliveries are recorded as the individual units are produced, inspected, and accepted by the customer as the risk of loss passes to the customer upon pre-delivery acceptance on these contracts. This occurs primarily in the Rail and Inland Barge Groups. Revenues from construction contracts are recorded using percentage of completion accounting, using incurred labor hours to estimated total hours of the contract. Estimated losses on all contracts are recorded when determined to be probable and estimable. Revenue from rentals and operating leases, including contracts which contain non-level fixed rental payments, is recognized monthly on a straight-line basis. Fees for shipping and handling are recorded as revenue. For all other products, we recognize revenue when products are shipped or services are provided.

Income Taxes

The liability method is used to account for income taxes. Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances reduce deferred tax assets to an amount that will more likely than not be realized.

Financial Instruments

The Company considers all highly liquid debt instruments to be either cash and cash equivalents if purchased with a maturity of three months or less or short-term marketable securities if purchased with a maturity of more than three months and less than one year.

Financial instruments which potentially subject the Company to concentration of credit risk are primarily cash investments, short-term marketable securities, and receivables. The Company places its cash investments and short-term marketable securities in bank deposits and investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer. Concentrations of credit risk with respect to receivables are limited due to control procedures to monitor the credit worthiness of customers, the large number of customers in the Company’s customer base, and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance for doubtful accounts based upon the expected collectability of all receivables.

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

Long-lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used for potential impairment. The carrying value of long-lived assets to be held and used is considered impaired only when their carrying value is not recoverable through undiscounted future cash flows and the fair value of the assets is less than their carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the estimated cost to dispose of the assets. Impairment losses were not material for the years ended December 31, 2009, 2008, and 2007.

Goodwill and Intangible Assets

Goodwill is required to be tested for impairment annually, or on an interim basis whenever events or circumstances change, indicating that the carrying amount of the goodwill might be impaired. The goodwill impairment test is a two-step process requiring the comparison of the reporting unit’s estimated fair value with the carrying amount of its net assets. Step two of the impairment test is necessary to determine the amount of goodwill impairment to be recorded when the reporting unit’s recorded net assets exceed its fair value. Impairment is assessed at the “reporting unit” level by applying a fair value-based test. We perform this test for our five principal business segments: (1) the Rail Group, (2) the Construction Products Group, (3) the Inland Barge Group, (4) the Energy Equipment Group, and (5) the Railcar Leasing and Management Services Group. The estimates and judgments that most significantly affect the fair value calculations are assumptions related to revenue and operating profit growth, discount rates and exit multiples. Due to an overall market decline for products in the Rail Group during the second quarter of 2009, we concluded that indications of impairment existed that required an interim goodwill impairment analysis. Accordingly, we tested the Rail Group’s goodwill for impairment as of June 30, 2009 and recorded a charge of $325 million during the second quarter of 2009. See Note 9 for further explanation and results of this test. Other than the Rail Group goodwill impairment charge, we determined that there was no additional impairment of the recorded goodwill balance of $180.8 as of December 31, 2009.

Intangible assets with defined useful lives, which as of December 31, 2009 had net book values of $7.0 million, are amortized over their estimated useful lives and are also evaluated for potential impairment at least annually. Impairment losses were not material for the years ended December 31, 2009, 2008, and 2007.

Restricted Cash

Restricted cash consists of cash and cash equivalents which are held as collateral for the Company’s debt and lease obligations and as such are restricted in use.

Insurance

The Company is effectively self-insured for workers’ compensation. A third party administrator is used to process claims. We accrue our workers’ compensation liability based upon independent actuarial studies.

Warranties

The Company provides warranties against workmanship and materials defects generally ranging from one to five years depending on the product. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been filed by a customer. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. The Company provides for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assesses the adequacy of the resulting reserves on a quarterly basis.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive net income (loss) consists of net income (loss), foreign currency translation adjustments, the effective unrealized portions of changes in fair value of the Company’s derivative financial instruments, and the change in the funded status of pension liabilities. See Note 15 Accumulated Other Comprehensive Loss (“AOCL”). All components are shown net of tax.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued new rules that significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements. These rules were effective for fiscal years beginning after December 15, 2008 and are applicable only to transactions occurring after the effective date. The Company adopted the new rules as of January 1, 2009; however, for the year ended December 31, 2009, the Company did not enter into any transactions for which these rules would be applicable.

In March 2008, the FASB issued a new accounting standard that changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedge items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This standard enhances the previously existing disclosure framework and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. The provisions of this standard were effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted this standard as of January 1, 2009, and the impact of the adoption was not significant. See Note 7 for required disclosures.

In May 2008, the FASB issued a new accounting pronouncement that requires issuers of certain convertible debt instruments that may be settled in cash upon conversion to separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest expense is recognized in subsequent periods. The effective date of the new accounting pronouncement is for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and does not permit earlier application. The Company adopted the provisions of the new pronouncement as of January 1, 2009. See Note 11 for a further explanation of the effects of implementing this pronouncement as it applies to our Convertible Subordinated Notes.

In June 2008, the FASB issued a new accounting pronouncement that applies to the calculation of earnings per share for share-based payment awards with nonforfeitable rights to dividends or dividend equivalents under the existing rules for earnings per share. The pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those years. The Company adopted the provisions of the new pronouncement as of January 1, 2009. See Note 17 for a further explanation of the effects of implementing this pronouncement.

In May 2009, the FASB issued a new accounting standard that requires the disclosure of the date through which an entity has evaluated subsequent events and whether that represents the date the financial statements were issued or were available to be issued. This standard was not expected to result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure, in its financial statements. The provisions of this standard were effective for interim or annual financial periods ending after June 15, 2009, and are applied prospectively. The Company adopted this standard on June 30, 2009, and the impact of the adoption was not significant. Subsequent events through February 18, 2010 were evaluated for disclosure in these consolidated financial statements.

In June 2009, the FASB issued a new accounting standard that amends the previous accounting rules for consolidation of variable interest entities. This new accounting standard addresses the elimination of the concept of a qualifying special purpose entity. The new standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly affect its economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the new standard provides more timely and useful information about an enterprise’s involvement with a variable interest entity. This standard is effective for annual reporting periods beginning after November 15, 2009. Accordingly, the Company adopted this new standard on January 1, 2010. See Note 6 for a further explanation of the effects of implementing this pronouncement as it applies to our equity investment in TRIP Rail Holdings LLC (“TRIP Holdings”).

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

Reclassifications

Amounts previously reported have been adjusted as a result of the adoption of accounting pronouncements as previously explained under Recent Accounting Pronouncements and Notes 11 and 17. Certain prior year balances have been reclassified in the Consolidated Financial Statements to conform to the 2009 presentations.

Note 2.	Acquisitions and Divestitures

During 2009, there were no significant acquisitions or divestitures.

During 2008, the Construction Products Group sold various ready mix concrete facilities located in West Texas and a bridge business production facility. Total proceeds from the 2008 dispositions were $17.8 million with a gain of $8.1 million. Included in the gain was a goodwill write-off of $1.5 million.

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

On January 7, 2010, Trinity Industries, Inc. commenced a tender offer through a wholly owned subsidiary, THP Merger Co., for all outstanding shares of common stock of Quixote Corporation (“Quixote”) for $6.38 per share, including the associated preferred stock purchase rights. The tender offer and merger, with a transactional value of approximately $61 million, were subject to customary closing conditions contained in a Merger Agreement dated December 23, 2009, including the acquisition by THP Merger Co. of at least 60% of Quixote Corporation’s issued and outstanding shares on a fully-diluted basis in the tender offer. At the date of the expiration of the tender offer on February 4, 2010, approximately 87% of the outstanding shares of Quixote had been validly tendered and accepted for purchase bringing the Company’s total ownership in Quixote to approximately 92% after taking into account the shares already owned by Trinity. On February 5, 2010, THP Merger Co. merged with and into Quixote in a short-form merger with Quixote surviving as a wholly-owned subsidiary of Trinity Industries, Inc as a part of the Construction Products Group.

Note 3.	Fair Value Accounting

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of December 31, 2009
		(in millions)
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents	$581.1	$—	$—	$581.1
Short-term marketable securities	70.0	—	—	70.0
Restricted cash	138.6	—	—	138.6
Fuel derivative instruments (1)	—	0.0	—	0.0

Total assets	$789.7	$0.0	$—	$789.7

Liabilities:
Fuel derivative instruments (1)	$—	$0.0	$—	$0.0
Interest rate hedges (2)	—	32.5	—	32.5

Total liabilities	$—	$32.5	$—	$32.5

(1)	Fuel derivative instruments are included in Other assets and Accrued liabilities on the Consolidated Balance Sheet.
(2)	Interest rate hedges are included in Accrued liabilities on the Consolidated Balance Sheet.

The carrying amounts and estimated fair values of our long-term debt at December 31, 2009 were as follows:

		Estimated Fair
	Carrying Value	Value

	(in millions)

Convertible subordinated notes	$328.4	$310.5
Senior notes	201.5	202.8
Term loan	59.8	59.8
2006 secured railcar equipment notes	304.7	298.2
Warehouse facility	141.4	141.4
Promissory notes	515.4	506.5
2009 secured railcar equipment notes	237.6	237.6
Capital lease obligations	53.6	53.6
Other	2.7	2.7

Total	$1,845.1	$1,813.1

The estimated fair values of our convertible subordinated notes and senior notes were based on quoted market prices as of December 31, 2009. The estimated fair values of our 2006 secured railcar equipment notes and promissory notes were based on our estimate of their fair value as of December 31, 2009 determined by discounting their future cash flows at an appropriate market interest rate. The carrying values of our warehouse facility and term loan approximate fair value because the interest rates adjust to market interest rates and there has been no change in the Company’s credit rating since the loan agreements were entered into during 2009. The fair values of all other financial instruments are estimated to approximate carrying value.

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

Level 1 – This level is defined as quoted prices in active markets for identical assets or liabilities. The Company’s cash equivalents, short-term marketable securities and restricted cash are instruments of the United States Treasury, United States government agencies or fully-insured certificates of deposit.

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

Note 4.	Segment Information

The Company reports operating results in five principal business segments: (1) the Rail Group, which manufactures and sells railcars and related parts and components; (2) the Construction Products Group, which manufactures and sells highway products, concrete and aggregates, and asphalt; (3) the Inland Barge Group, which manufactures and sells barges and related products for inland waterway services; (4) the Energy Equipment Group, which manufactures and sells products for energy related businesses, including structural wind towers, tank containers and tank heads for pressure and non-pressure vessels, and propane tanks; and (5) the Railcar Leasing and Management Services Group, which provides fleet management, maintenance, and leasing services. The category All Other includes our captive insurance and transportation companies; legal, environmental, and upkeep costs associated with non-operating facilities; other peripheral businesses; and the change in market valuation related to ineffective commodity hedges. Gains and losses from the sale of property, plant, and equipment related to manufacturing, except for the concrete and aggregates operations, are recorded in the cost of revenues of the All Other Segment. Gains and losses from the sale of property, plant, and equipment for the Railcar Leasing and

Management Services Group and the concrete and aggregates operations included in the Construction Products Group are recorded in the cost of revenues of these respective segments because the assets in these two groups are dedicated to these specific operations. All other property, plant, and equipment can be and has been utilized by multiple segments.

Sales and related net profits from the Rail Group to the Railcar Leasing and Management Services Group are recorded in the Rail Group and eliminated in consolidation. Sales between these groups are recorded at prices comparable to those charged to external customers giving consideration for quantity, features, and production demand. Sales of railcars from the lease fleet are included in the Railcar Leasing and Management Services Group. See Note 6 Equity Investment for discussion of sales to a company in which we have an equity investment.

The financial information from continuing operations for these segments is shown in the tables below. We operate principally in North America.

Year Ended December 31, 2009

				Operating
	Revenues			Profit		Depreciation &	Capital
	External	Intersegment	Total	(Loss)	Assets	Amortization	Expenditures
				(in millions)

Rail Group	$485.2	$410.1	$895.3	$(355.9)	$450.7	$25.0	$19.6
Construction Products Group	524.0	14.5	538.5	32.6	277.3	23.5	11.6
Inland Barge Group	527.3	—	527.3	125.2	69.4	6.1	1.3
Energy Equipment Group	502.2	7.8	510.0	73.8	242.0	16.9	9.1
Railcar Leasing and Management Services Group	524.5	—	524.5	149.0	3,167.3	82.4	381.8
All Other	12.0	36.4	48.4	0.8	27.6	3.1	2.0
Corporate	—	—	—	(30.6)	753.1	4.2	3.8
Eliminations-Lease subsidiary	—	(391.6)	(391.6)	(22.6)	(329.0)	—	—
Eliminations – Other	—	(77.2)	(77.2)	(3.0)	(2.0)	(0.4)	—

Consolidated Total	$2,575.2	$—	$2,575.2	$(30.7)	$4,656.4	$160.8	$429.2

Year Ended December 31, 2008

				Operating
	Revenues			Profit		Depreciation &	Capital
	External	Intersegment	Total	(Loss)	Assets	Amortization	Expenditures
				(in millions)

Rail Group	$1,381.0	$1,182.4	$2,563.4	$247.7	$1,098.6	$26.9	$43.4
Construction Products Group	719.7	21.5	741.2	64.2	335.1	24.7	25.5
Inland Barge Group	625.2	—	625.2	119.2	135.9	5.3	8.7
Energy Equipment Group	605.7	26.9	632.6	100.3	301.9	12.1	42.7
Railcar Leasing and Management Services Group	535.9	—	535.9	158.9	3,020.3	65.2	1,110.8
All Other	15.3	63.4	78.7	7.0	41.8	2.6	8.6
Corporate	—	—	—	(41.3)	325.2	4.0	3.4
Eliminations – Lease subsidiary	—	(1,162.4)	(1,162.4)	(86.3)	(342.3)	—	—
Eliminations – Other	—	(131.8)	(131.8)	(10.2)	(4.9)	(0.5)	—

Consolidated Total	$3,882.8	$—	$3,882.8	$559.5	$4,911.6	$140.3	$1,243.1

Year Ended December 31, 2007

				Operating
	Revenues			Profit		Depreciation &	Capital
	External	Intersegment	Total	(Loss)	Assets	Amortization	Expenditures
				(in millions)

Rail Group	$1,540.0	$841.5	$2,381.5	$347.6	$1,172.2	$23.6	$83.3
Construction Products Group	731.2	1.8	733.0	72.4	342.4	24.1	31.9
Inland Barge Group	493.2	—	493.2	72.6	115.8	4.2	8.2
Energy Equipment Group	422.4	11.5	433.9	50.1	228.0	7.8	48.5
Railcar Leasing and Management Services Group	631.7	—	631.7	161.2	2,039.9	51.0	705.4
All Other	14.3	55.5	69.8	4.6	45.1	2.0	10.1
Corporate	—	—	—	(34.9)	341.5	6.2	6.7
Eliminations – Lease subsidiary	—	(828.5)	(828.5)	(138.0)	(247.4)	—	—
Eliminations – Other	—	(81.8)	(81.8)	(5.8)	(1.4)	—	—

Consolidated Total	$3,832.8	$—	$3,832.8	$529.8	$4,036.1	$118.9	$894.1

Corporate assets are composed of cash and cash equivalents, short-term marketable securities, notes receivable, certain property, plant, and equipment, and other assets. Capital expenditures do not include business acquisitions.

Externally reported revenues and operating profit for our Mexico operations for the years ended December 31, 2009, 2008, and 2007 are presented below:

	External Revenues			Operating Profit
	Year Ended			Year Ended
	December 31,			December 31,
	2009	2008	2007	2009	2008	2007
			(in millions)

Mexico	$86.8	$119.0	$73.3	$15.2	$31.1	$12.5

Total assets and long-lived assets for our Mexico operations as of December 31, 2009 and 2008 are presented below:

	Total Assets		Long-Lived Assets
	December 31,
	2009	2008	2009	2008
		(in millions)

Mexico	$213.9	$266.9	$164.1	$174.3

Note 5.	Railcar Leasing and Management Services Group

The Railcar Leasing and Management Services Group (“Leasing Group”) provides fleet management, maintenance, and leasing services. Selected combined financial information for the Leasing Group is as follows:

	December 31,	December 31,
	2009	2008
	(in millions)

Cash	$6.7	$12.7
Leasing equipment:
Machinery and other	38.1	37.0
Equipment on lease	3,098.9	2,973.2

	3,137.0	3,010.2
Accumulated depreciation	(286.9)	(232.7)

	2,850.1	2,777.5
Restricted cash	138.6	112.1
Debt:
Recourse	113.4	61.4
Non-recourse	1,199.1	1,190.3

	Year Ended December 31,
	2009	2008	2007
	(In millions)

Revenues	$524.5	$535.9	$631.7
Operating profit	149.0	158.9	161.2

For the years ended December 31, 2009, 2008, and 2007, revenues of $183.8 million, $134.2 million, and $283.6 million, respectively, and operating profit of $22.7 million, $16.6 million, and $38.9 million, respectively, were related to sales of railcars from the lease fleet to a company in which Trinity holds an equity investment. See Note 6 Equity Investment.

The Leasing Group’s interest expense, which is not a component of operating profit and includes the effects of hedges related to the Leasing Group’s debt, was $80.1 million, $67.2 million, and $43.1 million for the years ended December 31, 2009, 2008, and 2007, respectively. Rent expense, which is a component of operating profit, was $46.7 million, $44.8 million, and $45.1 million for the years ended December 31, 2009, 2008, and 2007, respectively.

Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured by the Rail Group and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Leasing Group primarily enters into operating leases. Future minimum rental revenues on leases in each year are as follows:

	2010	2011	2012	2013	2014	Thereafter	Total
			(in millions)

Future Contractual Minimum Rental Revenues on Leases	$208.8	$168.4	$132.4	$101.1	$75.5	$192.6	$878.8

Debt. The Leasing Group’s debt at December 31, 2009 consists of both recourse and non-recourse debt. In February 2009, the Company repaid in full the $61.4 million of recourse debt outstanding at December 31, 2008 while entering into a seven-year $61.0 million term loan agreement in the second quarter of 2009. New capital lease obligations totaling $56.6 million were entered into during the year ended December 31, 2009. These new debt obligations are guaranteed by the Company and secured by railcar equipment and related leases. See Note 11 Debt for the form, maturities, and descriptions of the debt. Leasing Group equipment with a net book value of approximately $1,870.2 million is pledged as collateral for Leasing Group debt including equipment with a net book value of $53.8 million securing capital lease obligations. Certain wholly owned subsidiaries of the Company, including Trinity Industries Leasing Company, are guarantors of the Company’s senior debt and certain operating leases. See Note 19 Financial Statements for Guarantors of the Senior Debt for further discussion.

Off Balance Sheet Arrangements. In prior years, the Leasing Group completed a series of financing transactions whereby railcars were sold to one or more separate independent owner trusts (“Trusts”). Each Trust financed the purchase of the railcars with a combination of debt and equity. In each transaction, the equity participant in the Trust is considered to be the primary beneficiary of the Trusts and therefore, the debt related to the Trusts is not included as part of these consolidated financial statements. The Leasing Group, through newly formed, wholly owned qualified subsidiaries, leased railcars from the Trusts under operating leases with terms of 22 years, and subleased the railcars to independent third party customers under shorter term operating rental agreements. Under the terms of the operating lease agreements between the subsidiaries and the Trusts, the Leasing Group has the option to purchase at a predetermined fixed price, certain of the railcars from the Trusts in 2016 and other railcars in 2019. The Leasing Group also has options to purchase the railcars at the end of the respective lease agreements in 2023, 2026, and 2027 at the then fair market value of the railcars as determined by a third party, independent appraisal. At the expiration of the operating lease agreements, the Company has no further obligations with respect to the leased railcars.

These Leasing Group’s subsidiaries had total assets as of December 31, 2009 of $230.6 million, including cash of $84.4 million and railcars of $105.3 million. The rights, title, and interest in each sublease, cash, and railcars are pledged to collateralize the lease obligations to the Trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiaries’ lease obligations. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties to be available to Trinity. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future minimum rental revenues related to these leases due to the Leasing Group are as follows:

Non-recourse Leases

	2010	2011	2012	2013	2014	Thereafter	Total
			(in millions)

Future Operating Lease Obligations of Trusts’ Cars	$40.7	$41.7	$44.9	$46.1	$45.3	$429.7	$648.4

Future Contractual Minimum Rental Revenues of Trusts’ Cars	$54.8	$44.5	$36.2	$24.6	$15.8	$55.7	$231.6

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

Operating Lease Obligations. During the year ended December 31, 2009, the Leasing Group entered into operating lease obligations totaling $40.8 million that are guaranteed by the Company and secured by railcar equipment and related leases. Future amounts due as well as future contractual minimum rental revenues related to operating leases other than leases with the Trusts are as follows:

	2010	2011	2012	2013	2014	Thereafter	Total
			(in millions)

Future Operating Lease Obligations	$5.7	$5.0	$4.4	$4.4	$4.4	$18.0	$41.9

Future Contractual Minimum Rental Revenues	$5.2	$4.4	$3.1	$2.7	$2.4	$9.3	$27.1

Note 6.	Equity Investment

In 2007, the Company and five other equity investors unrelated to the Company or its subsidiaries formed TRIP Rail Holdings LLC (“TRIP Holdings”) for the purpose of providing railcar leasing and management services in North America. TRIP Holdings, through its wholly-owned subsidiary, TRIP Rail Leasing LLC (“TRIP Leasing”) purchased railcars from the Company’s Rail and Leasing Groups funded by capital contributions from TRIP Holdings’ equity investors and third-party debt from 2007 through June 2009. The Company provided 20% of the total of all capital contributions required by TRIP Holdings in exchange for 20% of the equity in TRIP Holdings. In 2009, the Company acquired an additional 8.16% equity ownership in TRIP Holdings for approximately $16.2 million from another equity investor increasing the Company’s equity investment to $63.5 million. The Company receives 28.16% of the distributions made from TRIP Holdings to equity investors and has a 28.16% interest in the net assets of TRIP Holdings upon a liquidation event. The terms of the Company’s equity investment are identical to the terms of each of the other four equity investors. Railcars purchased from the Company by TRIP Leasing are required to be purchased at prices comparable with the prices of all similar railcars sold by the Company during the same period for new railcars and at prices based on third party appraised values for used railcars. The manager of TRIP Holdings, Trinity Industries Leasing Company (“TILC”), a wholly owned subsidiary of the Company, may be removed without cause as a result of a majority vote of the non-Company equity members.

In 2008 and 2007, the Company contributed $14.6 million and $21.3 million, respectively, in capital to TRIP Holdings equal to its 20% pro rata share of total capital received during those years by TRIP Holdings from the equity investors of TRIP Holdings. During the year ended December 31, 2009, Trinity contributed $11.4 million to TRIP Holdings pursuant to Trinity’s equity ownership obligation, totaling a $63.5 million investment in TRIP Holdings as of December 31, 2009 after considering equity interests purchased from another equity owner. Trinity’s remaining equity commitment to TRIP Holdings is $5.5 million through June 2010. In 2007, the Company also paid $13.8 million in structuring and placement fees to the principal underwriter in conjunction with the formation of TRIP Holdings that were expensed on a pro rata basis as railcars were purchased from the Company. For the year ended December 31, 2009, $4.1 million of these restructuring and placement fees were expensed, leaving the balance fully amortized as of December 31, 2009. Such expense was treated as sales commissions included in operating costs in the Company’s Consolidated Statement of Operations. As of December 31, 2009, TRIP Leasing had purchased $1,284.7 million of railcars from the Company. Under TRIP Leasing’s debt agreement, the lenders’ availability period to finance additional railcar purchases ended on June 27, 2009. The Company has no obligation to guarantee performance under the debt agreement, guarantee any railcar residual values, shield any parties from losses, or guarantee minimum yields.

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

The equity method of accounting is being used to account for Trinity’s investment in TRIP Holdings. The Company’s carrying value of its investment in TRIP Holdings is as follows:

	December 31,	December 31,
	2009	2008
	(in millions)

Capital contributions	$47.3	$35.9
Equity purchased from another investor	16.2	—
Equity in earnings	3.0	0.5
Equity in unrealized losses on derivative financial instruments	(3.2)	(9.5)
Distributions	(6.0)	(3.1)
Deferred broker fees	(1.0)	(0.8)

	$56.3	$23.0

Profit on equipment sales to TRIP Leasing was recognized at the time of sale to the extent of the non-Trinity interests in TRIP Holdings. The deferred profit on the sale of equipment to TRIP Leasing pertaining to TILC’s interest in TRIP Holdings is amortized over the depreciable life of the related equipment. All other fee income to TILC earned from services provided to TRIP Holdings is recognized by TILC to the extent of the non-Trinity interests in TRIP Holdings.

Sales of railcars to TRIP Leasing and related gains for the years ended December 31, 2009, 2008, and 2007 are as follows:

	Year Ended December 31,
	2009	2008	2007
	(in millions)

Rail Group:
Sales of railcars to TRIP Leasing	$113.0	$337.5	$232.6
Gain on sales of railcars to TRIP Leasing	$11.2	$61.6	$41.1
Deferral of gain on sales of railcars to TRIP Leasing based on Trinity’s equity interest	$2.8	$12.4	$8.2
TILC:
Sales of railcars to TRIP Leasing	$183.8	$134.2	$283.6
Gain on sales of railcars to TRIP Leasing	$30.3	$20.8	$48.6
Deferral of gain on sales of railcars to TRIP Leasing based on Trinity’s equity interest	$7.6	$4.2	$9.7

Administrative fees paid to TILC by TRIP Holdings and TRIP Leasing for the years ended December 31, 2009, 2008, and 2007 were $4.5 million, $4.1 million, and $2.5 million, respectively.

On October 15, 2009, TILC loaned TRIP Holdings $14.5 million to resolve a collateral deficiency. The note has a balance of $10.4 million as of December 31, 2009 and is repayable monthly from TRIP Holdings’ excess cash flow plus accrued interest at 11% and is expected to be repaid in full by June 2010.

On January 1, 2010, the Company adopted the provisions of a new accounting pronouncement requiring the inclusion of the consolidated financial statements of TRIP Holdings and subsidiary in the consolidated financial statements of the Company. See further discussion in Note 1 under Recent Accounting Pronouncements. The estimated condensed proforma effects on the Consolidated Balance Sheet of the Company as of December 31, 2009 of the consolidation of the financial statements of TRIP Holdings are as follows:

	Balance Sheet as of December 31, 2009
	Trinity
	Industries,	TRIP	Eliminations	Proforma
	Inc.	Holdings		Consolidation
		(unaudited)
	(in millions)

Assets:
Cash and cash equivalents	$611.8	$—	$—	$611.8
Short-term marketable securities	70.0	—	—	70.0
Receivables	171.0	1.0	(2.3)	169.7
Inventory	231.5	—	—	231.5
Property, plant and equipment, net	3,038.2	1,227.2	(203.4)	4,062.0
Investment in TRIP Holdings	56.3	—	(56.3)	—
Goodwill	180.8	—	—	180.8
Restricted cash	138.6	43.1	—	181.7
Other assets	158.2	14.9	(15.0)	158.1

	$4,656.4	$1,286.2	$(277.0)	$5,665.6

Liabilities:
Accounts payable and accrued liabilities	$451.3	42.6	$(2.3)	$491.6
Debt:
Recourse	646.0	—	—	646.0
Non-recourse	1,199.1	1,056.4	(10.4)	2,245.1

	1,845.1	1,056.4	(10.4)	2,891.1
Deferred income	77.7	—	(42.7)	35.0
Deferred income taxes	397.9	—	—	397.9
Other liabilities	78.1	—	(0.7)	77.4

	2,850.1	1,099.0	(56.1)	3,893.0
Equity:
Non-controlling interest	—	—	129.9	129.9
Stockholders’ equity	1,806.3	187.2	(350.8)	1,642.7

	1,806.3	187.2	(220.9)	1,772.6

	$4,656.4	$1,286.2	$(277.0)	$5,665.6

Selected consolidating proforma financial information including the effects of TRIP Holdings as of December 31, 2009 is as follows:

	Leasing Entities
		TRIP
	Leasing	Holdings,	Corporate/
	Group	Inc.	Manufacturing	Total
		(in millions)

Cash, cash equivalents and short-term marketable securities	$6.7	$—	$675.1	$681.8
Property, plant and equipment, net	2,850.1	1,227.2	517.1	4,594.4
Deferred profit on railcars sold to TILC or TRIP	(329.0)	(203.4)	—	(532.4)

	2,521.1	1,023.8	517.1	4,062.0
Restricted cash	138.6	43.1	—	181.7
Debt:
Recourse	113.4	—	654.2	$767.6
Less: unamortized discount	—	—	(121.6)	(121.6)

Total recourse	113.4	—	532.6	646.0
Non-recourse	1,199.1	1,046.0	—	2,245.1

Total debt	$1,312.5	$1,046.0	$532.6	$2,891.1

Certain wholly owned subsidiaries of the Company, including Trinity Industries Leasing Company, are guarantors of the Company’s senior debt and certain operating leases. See Note 19 Financial Statements for Guarantors of the Senior Debt for further discussion.

Note 7. Derivative Instruments

We use derivative instruments to mitigate the impact of increases in interest rates and zinc, natural gas, and diesel fuel prices, as well as to convert a portion of our variable-rate debt to fixed-rate debt. Additionally, we use derivative instruments to mitigate the impact of unfavorable fluctuations in foreign currency exchange rates. We also use derivatives to lock in fixed interest rates in anticipation of future debt issuances. For instruments designated as hedges, the Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments, or forecasted transactions. At the time a derivative contract is entered into, and at least quarterly thereafter, the Company assesses whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting in ineffectiveness, as defined by accounting standards issued by the FASB is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in AOCL as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedge transaction affects earnings. Trinity monitors its derivative positions and credit ratings of its counterparties and does not anticipate losses due to counterparties’ non-performance. See Note 3 for discussion on how the Company valued its commodity hedges and interest rate swaps at December 31, 2009.

Interest rate hedges

In anticipation of a future debt issuance, we entered into interest rate swap transactions during the fourth quarter of 2006 and during 2007. These instruments, with a notional amount of $370 million, hedged the interest rate on a portion of a future debt issuance associated with an anticipated railcar leasing transaction, which closed in May 2008. These instruments settled during the second quarter of 2008. The weighted average fixed interest rate under these instruments was 5.34%. These interest rate swaps were accounted for as cash flow hedges with changes in the fair value of the instruments of $24.5 million recorded as a loss in AOCL through the date the related debt issuance closed with a principal balance of $572.2 million in May 2008. The balance is being amortized over the term of the related debt. On December 31, 2009, the balance remaining in AOCL was $17.9 million. The effect on interest expense for the year ended December 31, 2009 was an increase of $4.0 million due to the amortization of the

AOCL balance. The effect on interest expense for the year ended December 31, 2008 was an increase of $7.1 million. Of the expense, $4.5 million was due to the ineffective portion of the hedges primarily associated with hedged interest payments that were never made and $2.6 million was due to amortization of the AOCL balance. It is expected that $3.8 million in interest expense will be recognized during 2010 from amortization of the AOCL balance.

In May 2008, we entered into an interest rate swap transaction that is being used to fix the LIBOR component of the debt issuance which closed in May 2008. The fixed interest rate under this instrument is 4.126%. The amount recorded for this instrument as of December 31, 2009 in the consolidated balance sheet was a liability of $30.1 million, with $28.1 million of expense in AOCL. The effect on interest expense for the years ended December 31, 2009 and December 31, 2008 was an increase of $21.6 million and $5.5 million, respectively, which related to the monthly settlement of interest and in 2009, included $1.0 million in unrealized derivative losses reclassified from AOCL that was related to a partial retirement of the debt issuance. See Notes 11 and 15. Based on the fair value of the interest rate hedge as of December 31, 2009, it is expected that $18.5 million in interest expense will be recognized during 2010.

During the fourth quarter of 2008, we entered into interest rate swap transactions, with a notional amount of $200 million, which are being used to counter our exposure to changes in the variable interest rate associated with our warehouse facility. The weighted average fixed interest rate under these instruments at December 31, 2009 was 1.798%. The amount recorded for these instruments as of December 31, 2009 in the consolidated balance sheet was a liability of $2.4 million. The effect on interest expense for the years ended December 31, 2009 and December 31, 2008 was an increase of $2.9 million and $2.4 million, respectively, which included the mark to market valuation on the interest rate swap transactions and the monthly settlement of interest. Based on the fair value of the interest rate hedges as of December 31, 2009, it is expected that $2.4 million in interest expense will be recognized in 2010.

During 2005 and 2006, we entered into interest rate swap transactions in anticipation of a future debt issuance. These instruments, with a notional amount of $200 million, fixed the interest rate on a portion of a future debt issuance associated with a railcar leasing transaction in 2006 and settled at maturity in the first quarter of 2006. The weighted average fixed interest rate under these instruments was 4.87%. These interest rate swaps were being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in AOCL through the date the related debt issuance closed in May 2006. The balance is being amortized over the term of the related debt. At December 31, 2009, the balance remaining in AOCL was $3.0 million of income. The effect of the amortization on interest expense for each of the years ended December 31, 2009, 2008, and 2007 was a decrease of $0.4 million. It is expected that $0.4 million in earnings will be recognized during 2010 from amortization of the AOCL balance.

Natural gas and diesel fuel

We continue a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet as of December 31, 2009 for these instruments was not significant. The effect on the consolidated statement of operations for the year ended December 31, 2009 was operating expense of $1.5 million, which includes the mark to market valuation resulting in a loss of $0.3 million. In July 2008, we settled our 2008 outstanding diesel fuel hedge contracts. The effect of the change in fair value of the diesel fuel hedges, as well as the effect of the settled 2008 diesel fuel contracts, on the consolidated statement of operations for the year ended December 31, 2008 was operating income of $9.5 million. The amount recorded in the consolidated balance sheet for natural gas hedges was a liability of $2.0 million as of December 31, 2008 and $1.0 million of expense in AOCL for both types of derivative instruments. The effect of the natural gas hedges on the consolidated statement of operations for the year ended December 31, 2008 was operating expense of $1.3 million, including losses of $0.3 million resulting from the mark to market valuation for the year ended December 31, 2008. The effect on the consolidated statement of operations for both types of derivative instruments for the year ended December 31, 2007 was operating income of $2.2 million.

Foreign Exchange Hedge

During the year ended December 31, 2009, we entered into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. These instruments are short term with quarterly maturities and no remaining balance in AOCL as of December 31, 2009. The effect on the consolidated statement of operations for the year ended December 31, 2009 was expense of $1.9 million included in other, net on the consolidated statement of operations.

Zinc

In 2008, we continued a program to mitigate the impact of fluctuations in the price of zinc purchases. The intent of this program was to protect our operating profit from adverse price changes by entering into derivative instruments. During the third quarter of 2009, we entered into a derivative instrument which expired on December 31, 2009. The effect of this derivative instrument on the 2009 consolidated financial statement of operations was not significant. During the fourth quarter of 2009, we entered into a derivative instrument expiring on March 31, 2010. The effect of this derivative instrument on the 2009 consolidated financial statements was not significant. The effect on the consolidated statement of operations for the years ended December 31, 2008 and December 31, 2007 was income of $1.8 million and $2.6 million, respectively.

Note 8. Property, Plant, and Equipment

The following table summarizes the components of property, plant, and equipment as of December 31, 2009 and 2008.

	December 31,	December 31,
	2009	2008
	(in millions)

Corporate/Manufacturing:
Land	$39.1	$38.1
Buildings and improvements	405.9	401.4
Machinery and other	708.1	685.4
Construction in progress	12.2	50.7

	1,165.3	1,175.6
Less accumulated depreciation	(648.2)	(620.2)

	517.1	555.4
Leasing:
Machinery and other	38.1	37.0
Equipment on lease	3,098.9	2,973.2

	3,137.0	3,010.2
Less accumulated depreciation	(286.9)	(232.7)

	2,850.1	2,777.5
Deferred profit on railcars sold to the Leasing Group	(329.0)	(342.3)

	$3,038.2	$2,990.6

We lease certain equipment and facilities under operating leases. Future minimum rent expense on non-Leasing Group leases in each year is (in millions): 2010 — $12.1; 2011 — $6.9; 2012 — $2.1; 2013 — $0.8; 2014 — $0.2; and $0.3 thereafter. See Note 5 Railcar Leasing and Management Services Group for information related to the lease agreements, future operating lease obligations, and future minimum rent expense associated with the Leasing Group.

We capitalized $0.9 million of interest expense as part of the cost of construction of facilities and equipment during 2008. We did not capitalize any interest expense in 2009.

We estimate the fair market value of properties no longer in use or held for sale based on the location and condition of the properties, the fair market value of similar properties in the area, and the Company’s experience selling similar properties in the past. As of December 31, 2009, the Company had non-operating plants with a net book value of $3.6 million. Our estimated fair value of these assets exceeds their book value.

Note 9.	Goodwill

During the second quarter of 2009, there was a significant decline in new orders for railcars and continued weakening demand for products in the Rail Group as well as a change in the average estimated railcar deliveries from independent third party research firms. Additionally, the significant number of idled railcars in the North American fleet resulted in the creation of new internal sales estimates by railcar type. Based on this information, we concluded that indications of impairment existed with respect to the Rail Group which required an interim goodwill impairment analysis and, accordingly, we performed such a test as of June 30, 2009. As a basis for our conclusion, the table below is an average of the estimates of approximate industry railcar deliveries for the next five years from two independent third party research firms, Global Insight, Inc. and Economic Planning Associates, Inc.

Average Estimated Railcar Deliveries (unaudited)

	As of January 2009	As of May 2009	Percent Change

2009	28,300	24,000	(15.2)%
2010	23,700	15,100	(36.3)%
2011	41,550	29,150	(29.8)%
2012	56,050	48,200	(14.0)%
2013	62,550	59,750	(4.5)%

Our estimate of the Rail Group’s fair value (considered to be a level three fair value measurement) utilized an income approach based on the anticipated future discounted cash flows of the Rail Group, requiring significant estimates and assumptions related to future revenues and operating profits, exit multiples, tax rates and consequences, and discount rates based upon market-based capital costs. Because the estimated fair value of the Rail Group was less than the carrying amount of its net assets, we performed step two of our goodwill impairment analysis as required by generally accepted accounting principles by estimating the fair value of individual assets and liabilities of the Rail Group in accordance with the provisions of the accounting standards pertaining to business combinations and fair value measurements. The result of our impairment analysis indicated that the remaining implied goodwill amounted to $122.5 million for our Rail Group as of June 30, 2009 and, consequently, we recorded an impairment charge of $325.0 million during the second quarter of 2009. The change in our estimate of the Rail Group’s enterprise value from December 31, 2008 to June 30, 2009 was driven by economic indicators, including third-party studies that predicted the decline in the railcar industry was likely to extend longer than was previously expected. In management’s opinion, no interim impairment tests were necessary for our remaining business segments as there had not been a significant change in market conditions for these segments since the 2008 annual impairment test. As of December 31, 2009, the Company’s annual impairment test of goodwill was completed at the reporting unit level and no additional impairment charges were determined to be necessary.

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

Given the current economic environment and the uncertainties regarding the potential impact on our businesses, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for the purposes of the long-lived asset and goodwill impairment tests will prove to be accurate predictions of the future. If our assumptions regarding forecasted cash flows are not achieved, it is possible that additional impairments of remaining goodwill and long-lived assets may be required.

Goodwill by segment is as follows:

	December 31,	December 31,
	2009	2008
	(in millions)

Rail	$122.5	$447.5
Construction Products	52.2	50.4
Energy Equipment	4.3	4.3
Railcar Leasing and Management Services	1.8	1.8

	$180.8	$504.0

The increase in Construction Products goodwill as of December 31, 2009 over the same period last year is due to a $2.0 million contingent payment related to an acquisition in 2007, offset by a $0.2 million reduction related to the sale of a plant.

Note 10. Warranties

The Company provides warranties against manufacturing defects generally ranging from one to five years depending on the product. The warranty costs are estimated using a two step approach. First, an engineering estimate is made for the cost of all claims that have been filed by a customer. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. The Company provides for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assesses the adequacy of the resulting reserves on a quarterly basis. The changes in the accruals for warranties for the years ended December 31, 2009, 2008, and 2007 are as follows:

	December 31,	December 31,	December 31,
	2009	2008	2007
		(in millions)

Beginning balance	$25.7	$28.3	$28.6
Warranty costs incurred	(8.6)	(6.2)	(10.0)
Warranty originations and revisions	9.8	9.7	10.3
Warranty expirations	(7.3)	(6.1)	(0.5)
Currency translation	—	—	(0.1)

Ending balance	$19.6	$25.7	$28.3

Note 11. Debt

The following table summarizes the components of debt as of December 31, 2009 and 2008.

	December 31,	December 31,
	2009	2008
	(in millions)

Corporate/Manufacturing — Recourse:
Revolving commitment	$—	$—
Convertible subordinated notes	450.0	450.0
Less: unamortized discount	(121.6)	(131.2)

	328.4	318.8
Senior notes	201.5	201.5
Other	2.7	2.7

	532.6	523.0

Leasing — Recourse:
Capital lease obligations	53.6	—
Term loan	59.8	—
Equipment trust certificates	—	61.4

	646.0	584.4

Leasing — Non-recourse:
2006 secured railcar equipment notes	304.7	320.0
2009 secured railcar equipment notes	237.6	—
Warehouse facility	141.4	312.7
Promissory notes	515.4	557.6

	1,199.1	1,190.3

Total debt	$1,845.1	$1,774.7

On January 1, 2009, we adopted the provisions of a new FASB accounting pronouncement that is applicable to the Company’s 3 7/8% Convertible Subordinated Notes issued June 2006. The pronouncement requires that the accounting for these types of instruments reflect their underlying economics by capturing the value of the conversion option as borrowing costs and recognizing their potential dilutive effects on earnings per share. This pronouncement required retrospective application to all periods presented and did not grandfather existing instruments.

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

Additionally, interest expense for the years ended December 31, 2008 and December 31, 2007, was increased by $9.0 million and $8.3 million, respectively, from amounts originally reported to include amortization of debt discount and debt origination costs with offsetting tax benefits of $4.1 million and $4.3 million, respectively. The effect of these adjustments for the years ended December 31, 2008 and December 31, 2007 was to decrease basic net income per share from continuing operations by $0.07 and $0.05, respectively, and to decrease diluted net income per share from continuing operations by $0.07 and $0.05, respectively. There was no change to the discontinued operations per common share data.

As of December 31, 2009 and 2008, as adjusted, capital in excess of par value included $92.8 million related to the estimated value of the Convertible Subordinated Notes’ conversion options. Debt discount recorded in the consolidated balance sheet is being amortized through June 1, 2018 to yield an effective annual interest rate of 8.42% based upon the estimated market interest rate for comparable non-convertible debt as of the issuance date of the Convertible Subordinated Notes. Total interest expense recognized on the Subordinated Convertible Notes for the years ended December 31, 2009, 2008, and 2007, is as follows:

	Year Ended December 31,
	2009	2008	2007
	(in millions)

Coupon rate interest	$17.4	$17.4	$17.4
Amortized debt discount	9.6	8.8	8.1

	$27.0	$26.2	$25.5

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

At December 31, 2009, the Convertible Subordinated Notes were convertible at a price of $51.79 per share resulting in 8,688,936 issuable shares. As of December 31, 2009, if the Subordinated Convertible Notes had been converted, no shares would have been issued since the trading price of the Company’s common stock was below the conversion price of the Convertible Subordinated Notes. The Company has not entered into any derivatives transactions associated with these Notes.

Trinity’s revolving credit facility requires maintenance of ratios related to interest coverage for the leasing and manufacturing operations, leverage, and minimum net worth. Interest on the revolving credit facility is calculated at prime or LIBOR plus 75 basis points. At December 31, 2009, there were no borrowings under our $425 million revolving credit facility that matures on October 19, 2012. After $89.6 million was considered for letters of credit, $335.4 million was available under the revolving credit facility.

The Company’s 6 1/2% senior notes (“Senior Notes”) due 2014 rank equally with all of the Company’s existing and future senior debt but are subordinated to all the Company’s existing and future secured debt to the extent of the value of the assets securing such debt. We may redeem some or all of the Senior Notes at any time on or after March 15, 2009 at a redemption price of 103.25% in 2009, 102.167% in 2010, 101.083% in 2011 and 100.0% in 2012 and thereafter plus accrued interest. The Senior Notes could restrict our ability to incur additional debt; make certain distributions, investments, and other restricted payments; create certain liens; merge; consolidate; or sell substantially all or a portion of our assets. Certain wholly owned subsidiaries of the Company, including Trinity Industries Leasing Company, are guarantors of the Company’s Senior Notes and certain operating leases. See Note 19 Financial Statements for Guarantors of the Senior Debt for further discussion.

In May 2006, Trinity Rail Leasing V, L.P., a limited partnership (“TRL V”) and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC issued $355.0 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2006-1A (the “2006 Secured Railcar Equipment Notes”). The 2006 Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated May 24, 2006, between TRL V and Wilmington Trust Company, as indenture trustee. The 2006 Secured Railcar Equipment Notes bear interest at a fixed rate of 5.9% per annum, are payable monthly, and have a final maturity of May 14, 2036. The 2006 Secured Railcar Equipment Notes are limited recourse obligations of TRL V only, secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL V.

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

In May 2009, TILC renewed its railcar leasing warehouse facility through February 2011. Unless renewed, this facility will be payable in three equal installments in August 2011, February 2012, and August 2012. The facility, which originally matured in August 2009, was established to finance railcars owned by TILC. Railcars financed by the warehouse facility have historically been refinanced under long-term financing agreements. Specific railcars and the underlying leases secure the facility. Advances under the facility may not exceed 75% of the fair market value of the eligible railcars securing the facility as defined by the agreement. Due to the lower level of demand for railcars and the Company’s resulting need for less financing of this type, the size of the warehouse facility commitment was reduced from $600 million to $475 million at the time of the renewal. Advances under this facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 2.77% at December 31, 2009. At December 31, 2009, $141.4 million was outstanding and $333.6 million was available under this facility.

In November 2009, Trinity Rail Leasing VII LLC, a Delaware limited liability company (“TRL VII”), a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $238.3 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2009-1 (“the 2009 Secured Railcar Equipment Notes”). The 2009 Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated November 5, 2009 between TRL VII and Wilmington Trust Company, as indenture trustee. The 2009 Secured Railcar Equipment Notes bear interest at a fixed rate of 6.657% per annum, are payable monthly, and have a final maturity date of November 16, 2039. The 2009 Secured Railcar Equipment Notes are limited recourse obligations of TRL VII only, secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL VII.

In February 2009, the Company repaid in full the $61.4 million of equipment trust certificates outstanding at December 31, 2008 while entering into a seven-year $61.0 million term loan agreement in the second quarter of 2009. New capital lease obligations totaling $56.6 million were entered into during the year ended December 31, 2009. These new debt obligations are guaranteed by the Company and secured by railcar equipment and related leases.

Principal payments due during the next five years as of December 31, 2009 are as follows:

	2010	2011	2012	2013	2014	Thereafter
			(in millions)

Recourse:
Corporate/Manufacturing	$0.7	$0.5	$0.4	$0.2	$201.7	$450.7
Leasing – term loan (Note 5)	2.5	2.6	2.8	3.0	3.3	45.6
Leasing – capital leases (Note 5)	2.4	2.6	2.8	2.9	3.1	39.8

Non-recourse:
Leasing – 2006 secured railcar equipment notes (Note 5)	16.4	14.9	13.7	15.4	17.2	227.1
Leasing – 2009 secured railcar equipment notes (Note 5)	8.4	10.2	9.2	10.2	9.9	189.7
Leasing – warehouse trust facility (Note 5)	4.6	7.1	4.0	—	—	—
Leasing – promissory notes (Note 5)	27.6	27.3	29.9	27.9	26.6	376.1

Total principal payments excluding termination of warehouse facility	62.6	65.2	62.8	59.6	261.8	1,329.0
Warehouse trust facility termination payments	—	42.3	83.4	—	—	—

Total principal payments	$62.6	$107.5	$146.2	$59.6	$261.8	$1,329.0

Commitments under letters of credit, primarily related to insurance, are $89.6 million, expiring $84.4 million in 2010 $4.2 million in 2011, and $1.0 million in 2012.

Note 12. Other, Net

Other, net (income) expense consists of the following items:

	Year Ended December 31,
	2009	2008	2007
	(in millions)

Foreign currency exchange transactions	$2.2	$4.6	$(1.7)
(Gain) loss on equity investments	(6.5)	(0.6)	6.5
Other	(1.0)	(2.6)	(2.2)

Other, net	$(5.3)	$1.4	$2.6

Gain on equity investments includes a $3.7 million gain from the sale of an investment during the year ended December 31, 2009.

Note 13. Income Taxes

On January 1, 2007, we adopted the provisions of an accounting pronouncement issued by the FASB regarding the accounting treatment of uncertain tax positions. As a result, we recorded a $3.1 million charge to the January 1, 2007 balance of retained earnings. This amount is inclusive of penalties and interest and net of deferred tax assets that were recorded against uncertain tax positions related to state income taxes and Federal and state interest expense that was accrued.

Prior to the adoption of the pronouncement, we had recorded $8.3 million of tax contingency reserves. Additionally, $20.7 million of deferred tax liabilities had been recorded for items that have been identified as uncertain tax positions that have now been reclassified to Other Liabilities. Upon the adoption of the pronouncement, we identified an additional $3.0 million of taxes related to uncertain tax positions which increased our total liability for unrecognized tax benefits on January 1, 2007 to $32.0 million. This amount was charged to January 1, 2007 retained earnings as a cumulative change in accounting principle.

The change in unrecognized tax benefits for the years ended December 31, 2009 and 2008 were as follows:

	Year Ended December 31,
	2009	2008
	(in millions)

Beginning balance	$32.9	$23.7
Additions for tax positions related to the current year	5.8	2.8
Additions for tax positions of prior years	7.5	9.1
Reductions for tax positions of prior years	(4.5)	(1.9)
Settlements	(1.5)	—
Expirations of statute of limitations	(0.1)	(0.8)

Ending balance	$40.1	$32.9

The additions for the years ended December 31, 2009 and December 31, 2008, were amounts provided for tax positions previously taken in foreign jurisdictions and tax positions taken for Federal and state income tax purposes as well as deferred tax liabilities that have been reclassified to uncertain tax positions.

The reduction for tax positions of prior years and settlements for the year ended December 31, 2009 related primarily to a Federal position that we believe will be sustained upon audit and therefore is no longer at risk and the completion of state audits in which the Company’s tax position was not challenged by the state, respectively. The reduction for tax positions of prior years for the year ended December 31, 2008 related primarily to the completion of state audits in which the tax position was not challenged by the state and for which the position is now effectively settled.

The total amount of unrecognized tax benefits including interest and penalties at December 31, 2009 and 2008, that would affect the Company’s effective tax rate if recognized was $25.0 million and $17.1 million, respectively. There is a reasonable possibility that unrecognized Federal and state tax benefits will decrease by December 31, 2010 due to a lapse in the statute of limitations for assessing tax. Amounts subject to a lapse in statute by December 31, 2010 are $0.5 million. Further, there is a reasonable possibility that the unrecognized Federal tax benefits will decrease significantly by December 31, 2010 due to settlements with taxing authorities. Amounts expected to settle by December 31, 2010 are $7.7 million.

Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of December 31, 2009 and 2008 was $16.0 million and $10.6 million, respectively. Income tax expense for the year ended December 31, 2009 and 2008, includes $5.4 million and $2.5 million in interest expense and penalties related to uncertain tax positions.

The components of the provision for income taxes from continuing operations are as follows:

	Year Ended December 31,
	2009	2008	2007
	(in millions)

Current:
Federal	$5.8	$(97.1)	$89.4
State	0.7	7.2	14.1
Foreign	7.9	14.1	6.6

Total current	14.4	(75.8)	110.1

Deferred:
Federal	(27.1)	250.9	48.4
State	(3.5)	4.6	2.8
Foreign	6.8	(8.3)	3.8

Total deferred	(23.8)	247.2	55.0

Provision	$(9.4)	$171.4	$165.1

Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax liabilities and assets are as follows:

	December 31,
	2009	2008
	(in millions)

Deferred tax liabilities:
Depreciation, depletion, and amortization	$563.6	$532.7
Convertible debt	74.0	67.9

Total deferred tax liabilities	637.6	600.6

Deferred tax assets:
Workers compensation, pensions, and other benefits	53.1	49.9
Warranties and reserves	16.7	19.8
Equity items	48.2	79.7
Tax loss carryforwards and credits	104.5	32.4
Inventory	7.6	8.9
Accrued liabilities and other	2.6	9.8

Total deferred tax assets	232.7	200.5

Net deferred tax liabilities before valuation allowance	404.9	400.1
Valuation allowance	15.6	4.4

Net deferred tax liabilities before reserve for uncertain tax positions	420.5	404.5
Deferred tax liabilities included in reserve for uncertain tax positions	(22.6)	(16.2)

Adjusted net deferred tax liabilities	$397.9	$388.3

At December 31, 2009, the Company had $174.1 million of Federal consolidated net operating loss carry forwards and tax effected $5.1 million of state loss carry forwards. The Federal tax loss carry forwards are due to expire between 2010 and 2029. Management is currently evaluating the advisability of carrying back a portion of this tax loss to recover taxes paid in prior years and the impact the carry back would have on tax credits which have been previously realized. Thus, at this time we are reflecting the entire tax loss carry forward within our Deferred tax asset account. We have established a valuation allowance for state net operating losses which may not be realizable. These net operating losses expire between 2010 and 2029. We have also established valuation allowances against certain credits that have a short carry forward period and will most likely not be utilized.

Realization of deferred tax assets is dependent on generating sufficient taxable income in future periods. We have established valuation allowances against tax losses and credits that we will most likely be unable to utilize. We believe that it is more likely than not that we will be able to generate sufficient future taxable income to utilize the remaining deferred tax assets.

We are currently under three separate Internal Revenue Service (“IRS”) examination cycles. These include the tax years ended 1998 through 2002; 2004 through 2005; and 2006 through 2008. Thus our statute remains open from the year ended March 31, 1998, forward. We have agreed upon all issues related to the 1998-2002 exam cycle and are currently waiting for the final Revenue Agent Report and tax assessment. We expect to receive this report and assessment during the first quarter of 2010. We are fully reserved for these issues and have made a preliminary tax payment to stop the accrual of additional interest. We have also concluded the field work for the 2004-2005 exam cycle and have been issued a Revenue Agent Report, or “30-Day Letter.” Certain issues have been agreed upon by us and the IRS and certain issues remain unresolved. Accordingly, we have appealed those unresolved issues to the Appeals Division of the IRS. Due to the uncertainty of the length of the appeals process and possible post-appeals litigation on any issues, the statute related to the 2004-2005 exam cycle will remain open for an indeterminable period of time. Likewise, as the 2006-2008 cycle has only recently begun, we are unable to determine how long these periods will remain open.

In addition, the statute of limitations governing the right of Mexico’s tax authorities to audit the tax returns of our operations in Mexico remains open for the 2002 tax year forward. Our Mexico subsidiaries are currently under audit for the 2002 and 2003 tax years. During the fourth quarter of 2009, the Mexican government issued a preliminary observation of issues regarding our 2002 transfer pricing but has not issued an assessment. We anticipate receiving a final assessment during the third quarter of 2010. We expect that we will not agree with their final findings and thus anticipate challenging the final assessment. Accordingly, we are unable to estimate when the 2002-2003 examination period will conclude. Our Swiss subsidiary has been audited through the 2007 tax year and no adjustments have been proposed. Our various other European subsidiaries, including subsidiaries that were sold in 2006, are impacted by various statutes of limitations which are generally open from 2003 forward. An exception to this is our discontinued operations in Romania, which have been audited through 2004. Generally, states’ statutes in the United States are open from 2002 forward.

The Company received income tax refunds of $111.4 million during the year ended December 31, 2009. During the third quarter of 2009, the Company filed a superseded Federal tax return, final Mexican tax returns and some state tax returns that resulted in additional tax refunds in excess of amounts previously estimated.

The provision for income taxes from continuing operations results in effective tax rates different from the statutory rates. The following is a reconciliation between the statutory United States Federal income tax rate and the Company’s effective income tax rate:

	Year Ended December 31,
	2009	2008	2007

Statutory rate	35.0%	35.0%	35.0%
State taxes	1.9	1.7	3.6
Impairment of goodwill	(23.7)	—	—
Changes in tax laws and rates	—	—	(1.2)
Changes in valuation allowance	(6.5)	—	—
Other, net	(0.3)	1.1	(1.1)

Total taxes	6.4%	37.8%	36.3%

Income (loss) from continuing operations before income taxes for the year ended December 31, 2009, 2008, and 2007 was $(158.4) million, $430.5 million, and $438.2 million, respectively, for United States operations, and $11.5 million, $23.3 million, and $16.7 million, respectively, for foreign operations. The Company has provided United States deferred income taxes on the un-repatriated earnings of its foreign operations. The Company has $25.9 million of foreign tax credit carry forwards which will expire between 2014 and 2019.

Note 14. Employee Retirement Plans

The Company sponsors defined benefit plans and defined contribution profit sharing plans which provide income and death benefits for eligible employees. The annual measurement date of the benefit obligations, fair value of plan assets, and funded status is December 31.

Actuarial Assumptions

	Year Ended December 31,
	2009	2008	2007

Assumptions used to determine benefit obligations at the annual measurement date were:
Obligation discount rate	6.10%	6.50%	6.50%
Compensation increase rate	3.00%	4.00%	4.00%

Assumptions used to determine net periodic benefit costs were:
Obligation discount rate	6.50%	6.50%	6.00%
Long-term rate of return on plan assets	7.75%	7.75%	7.75%
Compensation increase rate	4.00%	4.00%	4.00%

The expected long-term rate of return on plan assets is an assumption reflecting the anticipated weighted average rate of earnings on the portfolio over the long-term. To arrive at this rate, we developed estimates based upon the anticipated performance of the assets in its portfolio.

Components of Net Retirement Cost

	Year Ended December 31,
	2009	2008	2007
	(in millions)

Expense Components
Service cost	$3.0	$9.7	$11.3
Interest	19.7	20.8	19.6
Expected return on plan assets	(15.7)	(20.1)	(17.6)
Amortization and deferral:
Actuarial loss	4.2	1.8	4.1
Prior service cost	0.1	0.2	0.2
Transition asset	—	(0.1)	(0.1)
Profit sharing	7.6	7.6	7.0
Other	(0.4)	—	—

Net expense	$18.5	$19.9	$24.5

Obligations and Funded Status

	Year Ended December 31,
	2009	2008
	(in millions)

Accumulated Benefit Obligations	$326.0	$294.3

Projected Benefit Obligations
Beginning of year	$334.0	$316.8
Service cost	3.0	9.7
Interest	19.7	20.8
Benefits paid	(11.6)	(11.2)
Actuarial (gain) loss	15.1	(2.1)
Curtailments	(33.8)	—
Settlements	(0.3)	—

End of year	$326.1	$334.0

Plans’ Assets
Beginning of year	$200.6	$249.6
Actual return on assets	49.6	(63.6)
Employer contributions	19.3	25.8
Benefits paid	(11.6)	(11.2)
Settlements	(0.3)	—

End of year	$257.6	$200.6

Consolidated Balance Sheet Components
Funded status	$(68.5)	$(133.4)

The unfunded status of the plans of $68.5 million at December 31, 2009 was recognized in the accompanying balance sheet as accrued pension liability and included in Accrued Liabilities. No plan assets are expected to be returned to us during the year ending December 31, 2010.

Amounts Recognized in Other Comprehensive Income (Loss)

	Year Ended December 31,
	2009	2008	2007
	(In millions)

Actuarial gain (loss)	$18.7	$(81.6)	$25.8
Amortization of actuarial loss	4.2	1.9	4.1
Amortization of prior service cost	0.1	0.2	0.2
Amortization of transition asset	—	(0.1)	(0.1)
Curtailments	33.5	—	—

Total before income taxes	56.5	(79.6)	30.0
Income tax expense (benefit)	20.9	(29.0)	11.3

Net amount recognized in other comprehensive income (loss)	$35.6	$(50.6)	$18.7

Included in AOCL at December 31, 2009 were the following amounts that have not been recognized in net periodic pension cost: prior service cost of $0.3 million ($0.2 million net of related income taxes) and unrecognized actuarial losses of $80.5 million ($50.6 million net of related income taxes).

Actuarial loss included in AOCL and expected to be recognized in net periodic pension cost for the year ended December 31, 2010 is $2.4 million ($1.5 million net of related income taxes).

Plan Assets

The estimated fair value of plan assets at year end 2009 and 2008, indicating input levels used to determine fair value, and the range of target asset allocations are as follows:

	Target	December 31,	December 31,
	Allocation	2009	2008
		(in millions)

Asset category:
Cash and cash equivalents – Level 1		$4.4	$15.0
Equity securities
Level 1		80.4	49.8
Level 2		77.9	51.4

	55-65%	158.3	101.2
Fixed income – Level 1
Corporate		69.1	60.1
Government agencies		25.8	24.3

	35-45%	94.9	84.4

Total		$257.6	$200.6

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

Cash Flows

Employer contributions for the year ending December 31, 2010 are expected to be $12.3 million for the defined benefit plans compared to $19.3 million contributed during 2009. Employer contributions to the 401(k) plans and the Supplemental Profit Sharing Plan for the year ending December 31, 2010 are expected to be $7.7 million compared to $7.4 million during 2009.

Benefit payments expected to be paid during the next ten years are as follows:

Amounts
(in millions)

2010	$12.8
2011	13.7
2012	15.1
2013	16.6
2014	18.2
2015-2019	121.2

During the first quarter of 2009, the Company amended its Supplemental Retirement Plan (the “Supplemental Plan”) to reduce future retirement plan costs. This amendment provides that all benefit accruals under the Supplemental Plan cease effective March 31, 2009, and the Supplemental Plan was frozen as of that date. In addition, the Company amended the Trinity Industries, Inc. Standard Pension Plan (the “Pension Plan”). This

amendment was designed to reduce future pension costs and provides that, effective March 31, 2009, all future benefit accruals under the Pension Plan automatically cease for all participants, and the accrued benefits under the Pension Plan were determined and frozen as of that date. Accordingly, as a result of these amendments, accrued pension liability was reduced by $44.1 million with an offsetting reduction in funded status of pension liability included in AOCL.

Note 15. Accumulated Other Comprehensive Loss

Comprehensive net income (loss) is as follows:

	Year Ended December 31,
	2009	2008	2007
	(in millions)

Net income (loss)	$(137.7)	$280.9	$289.1
Other comprehensive income (loss):
Change in currency translation adjustment, net of tax expense of $0.0, $0.1, and $0.2	—	0.2	0.2
Change in funded status of pension liability, net of tax expense (benefit) of $20.9, $(29.0), and $11.3	35.6	(50.6)	18.7
Change in unrealized (loss) gain on derivative financial instruments, net of tax (benefit) expense of $12.0, $(23.4), and $(6.3)	27.8	(48.3)	(11.3)
Other changes, net of tax benefit of $(0.0), (0.6), and (0.0)	(0.1)	(1.0)	—

Comprehensive net income (loss)	$(74.4)	$181.2	$296.7

The components of accumulated other comprehensive loss are as follows:

	December 31,	December 31,
	2009	2008
	(in millions)

Currency translation adjustments, net of tax benefit of $(0.2) and $(0.1)	$(17.1)	$(17.1)
Funded status of pension liability, net of tax benefit of $(30.0) and $(50.9)	(50.8)	(86.4)
Unrealized loss on derivative financial instruments, net of tax benefit of $(15.9) and $(28.0)	(29.0)	(56.8)
Other changes, net of tax benefit of $(0.7) and $(0.6)	(1.1)	(1.0)

	$(98.0)	$(161.3)

See Note 7 Derivative Instruments for information on the reclassification of amounts in accumulated other comprehensive loss into earnings.

Note 16.	Stock-Based Compensation

The Company’s 2004 Stock Option and Incentive Plan (“the Plan”) authorized 2,500,000 (not adjusted for stock splits) shares of common stock plus (i) shares covered by forfeited, expired, and canceled options granted under prior plans; (ii) shares tendered as full or partial payment for the purchase price of an award or to satisfy tax withholding obligations; and (iii) shares covered by an award settled in cash. At December 31, 2009, a total of 1,496,209 shares were available for issuance. The Plan provides for the granting of nonqualified and incentive stock options having maximum ten-year terms to purchase common stock at its market value on the award date; stock appreciation rights based on common stock fair market values with settlement in common stock or cash; restricted stock; restricted stock units; and performance awards with settlement in common stock or cash on achievement of specific business objectives. Under previous plans, nonqualified and incentive stock options, restricted shares, and restricted stock units were granted at their fair market values. Options become exercisable in various percentages over periods ranging up to five years.

On January 1, 2006, we adopted the accounting standard which required companies to recognize in their financial statements the cost of employee services received in exchange for awards of equity instruments. This is referred to as share-based payments. These costs were based on the grant date fair-value of those awards. Stock-based compensation includes compensation expense, recognized over the applicable vesting periods, for both new share-based awards and share-based awards granted prior to, but not yet vested, as of January 1, 2006. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options granted to employees, consistent with that used for pro forma disclosures under the accounting standard for stock-based compensation. Stock-based compensation totaled approximately $13.5 million, $18.7 million, and $18.6 million for the years ended December 31, 2009, 2008, and 2007, respectively.

The income tax benefit related to stock-based compensation expense was $2.3 million, $6.7 million, and $9.8 million for the years ended December 31, 2009, 2008, and 2007, respectively. In accordance with the accounting standard, the Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statement of cash flows. No stock-based compensation costs were capitalized as part of the cost of an asset for the years ended December 31, 2009, 2008, and 2007.

Stock Options

Effective with the adoption of this accounting standard, expense related to stock options issued to eligible employees under the Plan is recognized over their vesting period on a straight line basis. Stock options generally vest over 5 years and have contractual terms of 10 years.

			Weighted-
			Average
		Weighted-	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Terms	Intrinsic
	Shares	Price	(Years)	Value
				(in millions)

Options outstanding at December 31, 2008	1,310,593	$16.55
Granted	—	—
Exercised	(81,620)	14.05
Cancelled	(213,508)	19.18

Options outstanding at December 31, 2009	1,015,465	16.20	5.9	$1.7

Options exercisable at December 31, 2009	543,940	$16.03	3.5	$1.2

At December 31, 2009, unrecognized compensation expense related to stock options was $1.6 million. At December 31, 2009, for unrecognized compensation expense related to stock options, the weighted average recognition period was 2.2 years. The intrinsic value of options exercised totaled approximately $0.3 million, $8.7 million, and $19.7 million during fiscal years 2009, 2008, and 2007, respectively.

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

		Weighted
	Number of	Average Fair
	Restricted	Value per
	Share Awards	Award

Restricted share awards outstanding at December 31, 2008	2,594,668	$29.67
Granted	877,201	15.68
Vested	(477,532)	26.53
Forfeited	(192,547)	28.96

Restricted share awards outstanding at December 31, 2009	2,801,790	$25.32

At December 31, 2009, unrecognized compensation expense related to restricted share awards totaled approximately $41.0 million which will be recognized over a weighted average period of 5.0 years. The total fair value of shares vested during fiscal years 2009, 2008, and 2007 was $7.4 million, $10.3 million, and $13.5 million, respectively.

Note 17. Earnings Per Common Share

On January 1, 2009, we adopted the provisions of the new FASB accounting pronouncement requiring that unvested share-based payment awards containing non-forfeitable rights to dividends be considered participating securities and included in the computation of earnings per share pursuant to the two-class method. This pronouncement requires that, upon adoption, all prior period earnings per share data presented be adjusted retrospectively. The effect of adopting this pronouncement for the years ended December 31, 2008 and December 31, 2007 was to decrease basic net income per common share from continuing operations by $0.11 and $0.10, respectively. The effect of adopting this pronouncement for the years ended December 31, 2008 and December 31, 2007 was to decrease diluted net income per common share from continuing operations by $0.07 and $0.05, respectively. There was no change to the discontinued operations per common share data.

Basic earnings per common share is computed by dividing net income remaining after allocation to unvested restricted shares by the weighted average number of common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted net income per common share includes the net impact of unvested restricted shares and shares that could be issued under outstanding stock options. Total weighted average restricted shares and antidilutive stock options were 3.7 million shares, 2.6 million shares, and 2.3 million shares, respectively, for the years ended December 31, 2009, 2008 and 2007, respectively.

The computation of basic and diluted net income (loss) applicable to common stockholders is as follows:

	Year Ended December 31, 2009
			Earnings
		Avg. Shares	(Loss)
	Income (Loss)	Outstanding	Per Share
	(in millions, except per share amounts)

Loss from continuing operations	$(137.5)
Unvested restricted share participation	(1.0)

Loss from continuing operations — basic	(138.5)	76.4	$(1.81)

Effect of dilutive securities:
Stock options	—	—

Loss from continuing operations — diluted	$(138.5)	76.4	$(1.81)

Loss from discontinued operations, net of taxes	$(0.2)
Loss allocable to unvested restricted shares	—

Loss from discontinued operations, net of taxes — basic	(0.2)	76.4	$(0.00)

Effect of dilutive securities:
Stock options	—	—

Loss from discontinued operations, net of taxes — diluted	$(0.2)	76.4	$(0.00)

	Year Ended December 31, 2008
			Earnings
		Avg. Shares	(Loss)
	Income (Loss)	Outstanding	Per Share
	(in millions, except per share amounts)

Income from continuing operations	$282.4
Unvested restricted share participation	(9.0)

Income from continuing operations — basic	273.4	78.4	$3.49

Effect of dilutive securities:
Stock options	—	0.4

Income from continuing operations — diluted	$273.4	78.8	$3.47

Loss from discontinued operations, net of taxes	$(1.5)
Loss allocable to unvested restricted shares	—

Loss from discontinued operations, net of taxes — basic	(1.5)	78.4	$(0.02)

Effect of dilutive securities:
Stock options	—	0.4

Loss from discontinued operations, net of taxes — diluted	$(1.5)	78.8	$(0.02)

	Year Ended December 31, 2007
			Earnings
		Avg. Shares	(Loss)
	Income (Loss)	Outstanding	Per Share
	(in millions, except per share amounts)

Income from continuing operations	$289.8
Unvested restricted share participation	(8.1)

Income from continuing operations — basic	281.7	78.7	$3.58

Effect of dilutive securities:
Stock options	—	0.7

Income from continuing operations — diluted	$281.7	79.4	$3.55

Loss from discontinued operations, net of taxes	$(0.7)
Loss allocable to unvested restricted shares	—

Loss from discontinued operations, net of taxes —basic	(0.7)	78.7	$(0.01)

Effect of dilutive securities:
Stock options	—	0.7

Loss from discontinued operations, net of taxes — diluted	$(0.7)	79.4	$(0.01)

Note 18.	Commitments and Contingencies

Barge Litigation

The Company and its wholly owned subsidiary, Trinity Marine Products, Inc., were co-defendants in a class-action lawsuit filed in April 2003 entitled Waxler Transportation Company, Inc. v. Trinity Marine Products, Inc., et al. A settlement of this case was approved by the court and became final February 13, 2008. The Court Appointed Disbursing Agent (“CADA”) prepared an Allocation Plan and Distribution Plan for the disbursement of settlement compensation that was approved by the court on November 14, 2008. As of December 31, 2009, based on instructions from the CADA to the settlement funds escrow agent, the Company had received $3.6 million in refunds of unclaimed settlement funds.

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

Trinity is subject to Federal, state, local, and foreign laws and regulations relating to the environment and the workplace. The Company has reserved $6.5 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. Other than with respect to the foregoing, we believe that we are currently in substantial compliance with environmental and workplace laws and regulations.

Other Commitments

Non-cancelable purchase obligations, principally for the Inland Barge Group, are $44.2 million in 2010.

Note 19.	Financial Statements for Guarantors of the Senior Debt

The Company’s senior debt and certain operating leases are fully and unconditionally and jointly and severally guaranteed by certain of Trinity’s wholly owned subsidiaries: Transit Mix Concrete & Materials Company, Trinity Industries Leasing Company, Trinity Marine Products, Inc., Trinity Rail Group, LLC, Trinity North American Freight Car, Inc., Trinity Tank Car, Inc., and Trinity Parts & Components, LLC. No other subsidiaries guarantee the senior debt. As of December 31, 2009, assets held by the non-guarantor subsidiaries included $138.6 million of restricted cash that was not available for distribution to Trinity Industries, Inc. (“Parent”), $1,870.2 million of equipment securing certain debt, $105.3 million of equipment securing certain lease obligations held by the non-guarantor subsidiaries, and $213.9 million of assets located in foreign locations. As of December 31, 2008, assets held by the non-guarantor subsidiaries included $112.1 million of restricted cash that was not available for distribution to the Parent , $1,546.5 million of equipment securing certain debt, $107.2 million of equipment securing certain lease obligations held by the non-guarantor subsidiaries, and $266.9 million of assets located in foreign locations.

The following financial information presents condensed consolidated statements of operations, balance sheets, and statements of cash flows for Trinity Industries, Inc., its guarantor subsidiaries and non-guarantor subsidiaries. The information is presented on the basis of Trinity Industries, Inc. accounting for its ownership of its wholly owned subsidiaries using the equity method of accounting. Inter-company transactions of goods and services between the guarantor and non-guarantor subsidiaries are presented as intercompany receivable/(payable), net. The following represents the supplemental consolidated condensed financial information of Trinity Industries, Inc., the issuer of the Senior Notes, and its guarantor and non-guarantor subsidiaries, as of December 31, 2009 and 2008, and for the years ended December 31, 2009, 2008, and 2007.

Statement of Operations
For the Year Ended December 31, 2009

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)

Revenues	$—	$1,439.0	$1,325.2	$(189.0)	$2,575.2
Cost of revenues	23.6	1,188.2	1,072.2	(189.0)	2,095.0
Selling, engineering, and administrative expenses	30.2	85.7	70.0	—	185.9
Goodwill impairment	2.2	276.5	46.3	—	325.0

	56.0	1,550.4	1,188.5	(189.0)	2,605.9

Operating profit (loss)	(56.0)	(111.4)	136.7	—	(30.7)
Other (income) expense	21.0	24.3	96.2	(25.3)	116.2

Income (loss) from continuing operations before income taxes	(77.0)	(135.7)	40.5	25.3	(146.9)
Provision (benefit) for income taxes:
Current	43.3	(48.7)	19.8	—	14.4
Deferred	17.4	(52.0)	10.8	—	(23.8)

	60.7	(100.7)	30.6	—	(9.4)

Income (loss) from continuing operations	(137.7)	(35.0)	9.9	25.3	(137.5)
Loss from discontinued operations, net of benefit for income taxes of $0.0	—	—	(0.2)	—	(0.2)

Net income (loss)	$(137.7)	$(35.0)	$9.7	$25.3	$(137.7)

Statement of Operations
For the Year Ended December 31, 2008

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)

Revenues	$6.2	$2,511.1	$2,017.3	$(651.8)	$3,882.8
Cost of revenues	97.0	2,008.6	1,626.5	(651.8)	3,080.3
Selling, engineering, and administrative expenses	41.9	112.4	88.7	—	243.0

	138.9	2,121.0	1,715.2	(651.8)	3,323.3

Operating profit (loss)	(132.7)	390.1	302.1	—	559.5
Other (income) expense	(392.8)	28.0	94.3	376.2	105.7

Income from continuing operations before income taxes	260.1	362.1	207.8	(376.2)	453.8
Provision (benefit) for income taxes:
Current	(19.4)	(58.1)	1.7	—	(75.8)
Deferred	(1.4)	189.2	59.4	—	247.2

	(20.8)	131.1	61.1	—	171.4

Income from continuing operations	280.9	231.0	146.7	(376.2)	282.4
Loss from discontinued operations, net of benefit for income taxes of $0.0	—	—	(1.5)	—	(1.5)

Net income	$280.9	$231.0	$145.2	$(376.2)	$280.9

Statement of Operations
For the Year Ended December 31, 2007

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)

Revenues	$57.6	$2,642.7	$1,709.4	$(576.9)	$3,832.8
Cost of revenues	191.8	2,068.7	1,390.5	(576.9)	3,074.1
Selling, engineering, and administrative expenses	36.1	115.1	77.7	—	228.9

	227.9	2,183.8	1,468.2	(576.9)	3,303.0

Operating profit (loss)	(170.3)	458.9	241.2	—	529.8
Other (income) expense	(406.2)	28.0	75.0	378.1	74.9

Income from continuing operations before income taxes	235.9	430.9	166.2	(378.1)	454.9
Provision (benefit) for income taxes:
Current	(27.2)	72.6	64.7	—	110.1
Deferred	(26.0)	83.6	(2.6)	—	55.0

	(53.2)	156.2	62.1	—	165.1

Income from continuing operations	289.1	274.7	104.1	(378.1)	289.8
Loss from discontinued operations, net of benefit for income taxes of $(0.2)	—	—	(0.7)	—	(0.7)

Net income	$289.1	$274.7	$103.4	$(378.1)	$289.1

Balance Sheet
December 31, 2009

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)

Assets:
Cash and cash equivalents	$596.3	$2.6	$12.9	$—	$611.8
Short-term marketable securities	70.0	—	—	—	70.0
Receivables, net of allowance	—	41.5	118.3	—	159.8
Income tax receivable	11.2	—	—	—	11.2
Inventory	—	94.4	137.1	—	231.5
Property, plant, and equipment, net	19.4	849.5	2,169.3	—	3,038.2
Investments in subsidiaries/intercompany receivable (payable), net	1,808.4	891.3	618.2	(3,317.9)	—
Restricted cash	—	—	138.6	—	138.6
Goodwill and other assets	175.3	193.8	140.3	(114.1)	395.3

	$2,680.6	$2,073.1	$3,334.7	$(3,432.0)	$4,656.4

Liabilities:
Accounts payable	$5.5	$29.8	$41.5	$—	$76.8
Accrued liabilities	194.6	49.0	130.9	—	374.5
Debt	530.4	115.7	1,199.0	—	1,845.1
Deferred income	70.0	4.2	3.5	—	77.7
Deferred income taxes	—	500.6	11.4	(114.1)	397.9
Other liabilities	73.8	1.0	3.3	—	78.1
Total stockholders’ equity	1,806.3	1,372.8	1,945.1	(3,317.9)	1,806.3

	$2,680.6	$2,073.1	$3,334.7	$(3,432.0)	$4,656.4

Balance Sheet
December 31, 2008

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)

Assets:
Cash and cash equivalents	$139.7	$2.1	$20.0	$—	$161.8
Receivables, net of allowance	0.4	90.0	160.9	—	251.3
Income tax receivable	98.7	—	—	—	98.7
Inventory	0.3	407.7	203.8	—	611.8
Property, plant, and equipment, net	20.7	957.7	2,012.2	—	2,990.6
Investments in subsidiaries/intercompany receivable (payable), net	2,399.5	217.5	497.2	(3,114.2)	—
Restricted cash	—	—	112.1	—	112.1
Goodwill and other assets	168.7	438.4	173.3	(95.1)	685.3

	$2,828.0	$2,113.4	$3,179.5	$(3,209.3)	$4,911.6

Liabilities:
Accounts payable	$8.1	$130.4	$79.1	$—	$217.6
Accrued liabilities	260.9	53.6	167.3	—	481.8
Debt	520.3	64.2	1,190.2	—	1,774.7
Deferred income	64.9	3.3	3.6	—	71.8
Deferred income taxes	—	456.8	26.6	(95.1)	388.3
Other liabilities	61.5	0.9	2.7	—	65.1
Total stockholders’ equity	1,912.3	1,404.2	1,710.0	(3,114.2)	1,912.3

	$2,828.0	$2,117.4	$3,175.5	$(3,209.3)	$4,911.6

Statement of Cash Flows
For the Year Ended December 31, 2009

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)

Operating activities:
Net income (loss)	$(137.7)	$(35.0)	$9.7	$25.3	$(137.7)
Adjustments to reconcile net income (loss) to net cash provided (required) by continuing operating activities:
Loss from discontinued operations	—	—	0.2	—	0.2
Goodwill impairment	2.2	276.5	46.3	—	325.0
Depreciation and amortization	4.3	52.3	104.2	—	160.8
Stock-based compensation expense	13.5	—	—	—	13.5
Provision (benefit) for deferred income taxes	17.4	(52.0)	10.8	—	(23.8)
(Gain) loss on disposition of property, plant, equipment, and other assets	(5.5)	(0.5)	0.1	—	(5.9)
Net transfers with subsidiaries	615.9	(673.6)	83.0	(25.3)	—
Other	14.8	(25.6)	(1.0)	—	(11.8)
Changes in assets and liabilities:
(Increase) decrease in receivables	0.4	48.5	42.6	—	91.5
Decrease in income tax receivable – collection of refunds	111.4	—	—	—	111.4
Increase in income tax receivable – other	(23.9)	—	—	—	(23.9)
(Increase) decrease in inventories	0.3	313.1	66.7	—	380.1
(Increase) decrease in restricted cash	—	—	(26.5)	—	(26.5)
(Increase) decrease in other assets	(1.3)	(27.7)	(14.1)	—	(43.1)
Increase (decrease) in accounts payable	(2.6)	(100.6)	(37.6)	—	(140.8)
Increase (decrease) in accrued liabilities	(7.2)	(8.6)	(4.7)	—	(20.5)
Increase (decrease) in other liabilities	(48.8)	95.9	(35.7)	—	11.4

Net cash provided (required) by operating activities – continuing operations	553.2	(137.3)	244.0	—	659.9
Net cash required by operating activities – discontinued operations	—	—	(0.2)	—	(0.2)

Net cash provided (required) by operating activities	553.2	(137.3)	243.8	—	659.7

Investing activities:
Investment in short-term marketable securities	(70.0)	—	—	—	(70.0)
Proceeds from sales of railcars from our leased fleet	—	420.0	23.0	(247.8)	195.2
Proceeds from sales of railcars from our leased fleet – sale and leasebacks	—	98.5	5.1	—	103.6
Proceeds from disposition of property, plant, equipment, and other assets	7.2	5.2	2.7	—	15.1
Capital expenditures – lease subsidiary	—	(376.9)	(252.7)	247.8	(381.8)
Capital expenditures – manufacturing and other	(3.8)	(5.8)	(37.8)	—	(47.4)

Net cash (required) provided by investing activities	(66.6)	141.0	(259.7)	—	(185.3)

Financing activities:
Issuance of common stock, net	1.1	—	—	—	1.1
Payments to retire debt	—	(64.6)	(229.4)	—	(294.0)
Proceeds from issuance of debt	0.5	61.4	238.2	—	300.1
Stock repurchases	(6.3)	—	—	—	(6.3)
Dividends paid to common shareholders	(25.3)	—	—	—	(25.3)

Net cash (required) provided by financing activities	(30.0)	(3.2)	8.8	—	(24.4)

Net increase (decrease) in cash and cash equivalents	456.6	0.5	(7.1)	—	450.0
Cash and cash equivalents at beginning of period	139.7	2.1	20.0	—	161.8

Cash and cash equivalents at end of period	$596.3	$2.6	$12.9	$—	$611.8

Statement of Cash Flows
For the Year Ended December 31, 2008

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)

Operating activities:
Net income	$280.9	$231.0	$145.2	$(376.2)	$280.9
Adjustments to reconcile net income to net cash provided (required) by continuing operating activities:
Loss from discontinued operations	—	—	1.5	—	1.5
Depreciation and amortization	4.0	53.0	83.3	—	140.3
Stock-based compensation expense	18.7	—	—	—	18.7
Excess tax benefits from stock – based compensation	(0.9)	—	—	—	(0.9)
Provision (benefit) for deferred income taxes	(1.4)	189.2	59.4	—	247.2
Gain on disposition of property, plant, equipment and other assets	(1.9)	(5.3)	(3.3)	—	(10.5)
Net transfers with subsidiaries	(171.6)	(321.9)	117.3	376.2	—
Other	42.7	(12.1)	(48.4)	—	(17.8)
Changes in assets and liabilities:
(Increase) decrease in receivables	5.4	64.8	(26.8)	—	43.4
(Increase) decrease in income tax receivable – other	(98.7)	—	—	—	(98.7)
(Increase) decrease in inventories	5.0	3.7	(34.5)	—	(25.8)
(Increase) decrease in restricted cash	—	—	(20.4)	—	(20.4)
(Increase) decrease in other assets	(3.6)	(9.3)	(5.7)	—	(18.6)
Increase (decrease) in accounts payable	0.9	(6.6)	(8.1)	—	(13.8)
Increase (decrease) in accrued liabilities	(125.3)	16.0	(5.2)	—	(114.5)
Increase (decrease) in other liabilities	26.1	(6.3)	(10.1)	—	9.7

Net cash (required) provided by operating activities – continuing operations	(19.7)	196.2	244.2	—	420.7
Net cash required by operating activities – discontinued operations	—	—	(1.5)	—	(1.5)

Net cash (required) provided by operating activities	(19.7)	196.2	242.7	—	419.2

Investing activities:
Proceeds from sales of railcars from our leased fleet	—	940.3	58.9	(777.1)	222.1
Proceeds from disposition of property, plant, equipment, and other assets	3.1	14.1	3.6	—	20.8
Capital expenditures – lease subsidiary	—	(1,107.3)	(780.6)	777.1	(1,110.8)
Capital expenditures – manufacturing and other	(3.0)	(27.6)	(101.7)	—	(132.3)

Net cash provided (required) by investing activities	0.1	(180.5)	(819.8)	—	(1,000.2)

Financing activities:
Issuance of common stock, net	3.1	—	—	—	3.1
Excess tax benefits from stock-based compensation	0.9	—	—	—	0.9
Payments to retire debt	(0.2)	(15.1)	(375.5)	—	(390.8)
Proceeds from issuance of debt	—	0.8	921.7	—	922.5
Stock repurchases	(58.3)	—	—	—	(58.3)
Dividends paid to common shareholders	(24.2)	—	—	—	(24.2)

Net cash (required) provided by financing activities	(78.7)	(14.3)	546.2	—	453.2

Net (decrease) increase in cash and cash equivalents	(98.3)	1.4	(30.9)	—	(127.8)
Cash and cash equivalents at beginning of period	238.0	0.7	50.9	—	289.6

Cash and cash equivalents at end of period	$139.7	$2.1	$20.0	$—	$161.8

Statement of Cash Flows
For the Year Ended December 31, 2007

		Combined	Combined Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)

Operating activities:
Net income	$289.1	$274.7	$103.4	$(378.1)	$289.1
Adjustments to reconcile net income to net cash provided (required) by continuing operating activities:
Loss from discontinued operations	—	—	0.7	—	0.7
Depreciation and amortization	7.0	50.7	61.2	—	118.9
Stock-based compensation expense	18.6	—	—	—	18.6
Excess tax benefits from stock-based compensation	(4.0)	—	—	—	(4.0)
Provision (benefit) for deferred income taxes	(26.0)	83.6	(2.6)	—	55.0
(Gain) loss on disposition of property, plant, equipment and other assets	(2.9)	(14.5)	0.4	—	(17.0)
Net transfers with subsidiaries	(584.9)	71.1	135.7	378.1	—
Other	48.4	(69.8)	(16.3)	—	(37.7)
Changes in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in receivables	52.8	(41.4)	(57.1)	—	(45.7)
(Increase) decrease in inventories	62.9	(120.5)	6.7	—	(50.9)
(Increase) decrease in restricted cash	—	—	8.5	—	8.5
(Increase) decrease in other assets	(6.6)	(37.1)	(17.8)	—	(61.5)
Increase (decrease) in accounts payable	(14.0)	(10.4)	19.2	—	(5.2)
Increase (decrease) in accrued liabilities	137.4	(66.8)	21.8	—	92.4
Increase (decrease) in other liabilities	(12.4)	(6.9)	3.3	—	(16.0)

Net cash (required) provided by operating activities – continuing operations	(34.6)	112.7	267.1	—	345.2
Net cash required by operating activities – discontinued operations	—	—	(0.7)	—	(0.7)

Net cash (required) provided by operating activities	(34.6)	112.7	266.4	—	344.5

Investing activities:
Proceeds from sales of railcars from our leased fleet	—	646.0	101.5	(388.2)	359.3
Proceeds from disposition of property, plant, equipment, and other assets	3.6	43.7	3.7	—	51.0
Capital expenditures – lease subsidiary	—	(702.3)	(391.3)	388.2	(705.4)
Capital expenditures – manufacturing and other	(7.4)	(54.3)	(127.0)	—	(188.7)
Payments for purchase of acquisitions, net of cash acquired	—	(2.9)	(48.1)	—	(51.0)

Net cash required by investing activities	(3.8)	(69.8)	(461.2)	—	(534.8)

Financing activities:
Issuance of common stock, net	12.2	—	—	—	12.2
Excess tax benefits from stock-based compensation	4.0	—	—	—	4.0
Payments to retire debt	(0.8)	(44.9)	(83.8)	—	(129.5)
Proceeds from issuance of debt	1.0	2.5	301.3	—	304.8
Stock repurchases	(2.9)	—	—	—	(2.9)
Dividends paid to common shareholders	(20.2)	—	—	—	(20.2)

Net cash (required) provided by financing activities	(6.7)	(42.4)	217.5	—	168.4

Net (decrease) increase in cash and cash equivalents	(45.1)	0.5	22.7	—	(21.9)
Cash and cash equivalents at beginning of period	283.1	0.2	28.2	—	311.5

Cash and cash equivalents at end of period	$238.0	$0.7	$50.9	$—	$289.6

Note 20.	Selected Quarterly Financial Data (Unaudited)

	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
	(in millions except per share data)

Year ended December 31, 2009:
Revenues	$793.5	$716.1	$557.4	$508.2
Operating profit (loss)	85.9	(240.3)	64.6	59.1
Income (loss) from continuing operations	34.0	(209.4)	23.2	14.7
Loss from discontinued operations, net of provision (benefit) for income taxes of $0.0, $0.0, $0.0, and $0.0	(0.1)	—	(0.0)	(0.1)
Net income (loss)	33.9	(209.4)	23.2	14.6
Net income (loss) per common share:
Basic:
Continuing operations	$0.43	$(2.75)	$0.29	$0.19
Discontinued operations	0.00	0.00	0.00	0.00

	$0.43	$(2.75)	$0.29	$0.19

Diluted:
Continuing operations	$0.43	$(2.75)	$0.29	$0.19
Discontinued operations	0.00	0.00	0.00	0.00

	$0.43	$(2.75)	$0.29	$0.19

A goodwill impairment charge of $325 million was recorded during the three months ended June 30, 2009 related to the Rail Group segment. See Note 9 for further discussion.

	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
	(adjusted - see Notes 11 and 17)
	(in millions except per share data)

Year ended December 31, 2008:
Revenues	$898.9	$945.5	$1,154.6	$883.8
Operating profit	126.3	160.4	163.3	109.5
Income from continuing operations	64.1	84.2	91.0	43.1
Income (loss) from discontinued operations, net of provision (benefit) for income taxes of $(0.1), $0.0, $(0.1), and $0.2	(0.3)	—	(1.4)	0.2
Net income	63.8	84.2	89.6	43.3
Net income per common share:
Basic:
Continuing operations	$0.79	$1.03	$1.11	$0.54
Discontinued operations	0.00	0.00	(0.02)	0.00

	$0.79	$1.03	$1.09	$0.54

Diluted:
Continuing operations	$0.78	$1.03	$1.11	$0.54
Discontinued operations	0.00	0.00	(0.02)	0.00

	$0.78	$1.03	$1.09	$0.54

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2009, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young LLP’s attestation report on effectiveness of the Company’s internal control over financial reporting is included herein.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding the directors of the Company is incorporated by reference to the information set forth under the caption “Proposal 1 — Election of Directors” in the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”). Information relating to the executive officers of the Company is set forth in Part I of this report under the caption “Executive Officers of the Company.” Information relating to the Board of Directors’ determinations concerning whether at least one of the members of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407 (d)(5) of Regulation S-K is incorporated by reference to the information set forth under the caption “Corporate Governance — Audit Committee” in the Company’s 2010 Proxy Statement. Information regarding the Company’s Audit Committee is incorporated by reference to the information set forth under the caption “Corporate Governance — Audit Committee” in the Company’s 2010 Proxy Statement. Information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference to the information set forth under the caption “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2010 Proxy Statement.

The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers, and employees. The Code of Business Conduct and Ethics is on the Company’s website at www.trin.net under the caption “Investor Relations/ Governance.” The Company intends to post any amendments or waivers for its Code of Business Conduct and Ethics to the Company’s website at www.trin.net to the extent applicable to an executive officer or director of the Company.

Item 11.	Executive Compensation.

Information regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the caption “Executive Compensation” in the Company’s 2010 Proxy Statement. Information concerning compensation committee interlocks and insider participation is incorporated by reference to the information set forth under the caption “Corporate Governance — Compensation Committee Interlocks and Insider Participation” in the Company’s 2010 Proxy Statement. Information about the compensation committee report is incorporated by reference to the information set forth under the caption “Executive Compensation — Human Resources Committee Report” in the Company’s 2010 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company’s 2010 Proxy Statement, under the caption “Security Ownership — Security Ownership of Certain Beneficial Owners and Management.”

The following table sets forth information about Trinity common stock that may be issued under all of Trinity’s existing equity compensation plans as of December 31, 2009.

Equity Compensation Plan Information

	(a)		(b)		(c)
					Number of Securities
	Number of Securities				Remaining Available for
	to be Issued		Weighted-Average		Future Issuance under
	Upon Exercise of		Exercise Price of		Equity Compensation
	Outstanding Options,		Outstanding Options,		Plans (Excluding Securities
	Warrants and Rights		Warrants and Rights		Reflected in Column (a))

Plan Category
Equity compensation plans approved by security holders:
Stock Options	1,015,465
Restricted stock units	159,670

	1,175,135		$14.00	(1)	1,496,209
Equity compensation plans not approved by security holders	—	(2)	—		—

Total	1,175,135		$14.00		1,496,209

(1)	Includes 159,670 shares of common stock issuable upon the vesting and conversion of restricted stock units. The restricted stock units do not have an exercise price.

(2)	Excludes information regarding the Trinity Deferred Plan for Director Fees. This plan permits the deferral of the payment of the annual retainer fee and board and committee meeting fees. At the election of the participant, the deferred fees may be converted into phantom stock units with a fair market value equal to the value of the fees deferred, and such phantom stock units are credited to the director’s account (along with the amount of any dividends or stock distributions). At the time a participant ceases to be a director, cash will be distributed to the participant. At December 31, 2009, 69,600 phantom stock units were credited to the accounts of participants. Also excludes information regarding the Trinity Industries Supplemental Profit Sharing Plan (“Supplemental Plan”) for certain of its highly compensated employees. Information about the Supplemental Plan is incorporated herein by reference from the Company’s 2010 Proxy Statement, under the caption “Executive Compensation — Post-Employment Benefits.” At December 31, 2009, 50,772 stock units were credited to the accounts of participants under the Supplemental Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related person transactions is incorporated by reference to the information set forth under the captions “Corporate Governance-Compensation Committee Interlocks and Insider Participation” and “Transactions with Related Persons” in the Company’s 2010 Proxy Statement. Information regarding the independence of directors is incorporated by reference to the information set forth under the captions “Corporate Governance-Independence of Directors” in the Company’s 2010 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the captions “Fees of Independent Registered Public Accounting Firm for Fiscal Years 2009 and 2008” in the Company’s 2010 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements.

See Item 8.

(2) Financial Statement Schedule.

For the years ended December 31, 2009, 2008, and 2007.

II — Allowance for Doubtful Accounts

(3) Exhibits.

See Index to Exhibits for a listing of Exhibits which are filed herewith or incorporated herein by reference to the location indicated.

EXHIBIT 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Post-Effective Amendment No. 3 to the Registration Statement (Form S-8, No. 2-64813), Post-Effective Amendment No. 1 to the Registration Statement (Form S-8, No. 33-10937), Registration Statement (Form S-8, No. 33-35514), Registration Statement (Form S-8, No. 33-73026), Registration Statement (Form S-8, No. 333-77735), Registration Statement (Form S-8, No. 333-91067), Registration Statement (Form S-8, No. 333-85588), Registration Statement (Form S-8, No. 333-85590), Registration Statement (Form S-8, No. 333-114854), Registration Statement (Form S-8, No. 333-115376), Registration Statement (Form S-3, No. 333-134596), and Registration Statement (Form S-8, No. 333-159552) of Trinity Industries, Inc. and Subsidiaries and in the related Prospectuses of our reports dated February 18, 2010 with respect to the consolidated financial statements and schedule of Trinity Industries, Inc. and Subsidiaries and the effectiveness of internal control over financial reporting of Trinity Industries, Inc. and Subsidiaries included in this Annual Report (Form 10-K) for the year ended December 31, 2009.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 18, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Trinity Industries, Inc.

We have audited the consolidated financial statements of Trinity Industries, Inc. and Subsidiaries as of December 31, 2009, and for each of the three years in the period ended December 31, 2009 and have issued our report thereon dated February 18, 2010. Our audits also included the financial statement schedule of Trinity Industries, Inc. and Subsidiaries listed in Item 15. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/ ERNST & YOUNG LLP

Dallas, Texas
February 18, 2010

SCHEDULE II

Trinity Industries, Inc. and Subsidiaries

Allowance For Doubtful Accounts
Years Ended December 31, 2009, 2008, and 2007
(in millions)

		Additions
	Balance at	Charged to	Accounts	Balance
	Beginning	Costs and	Charged	at End of
	of Period	Expenses	Off	Period

Year Ended December 31, 2009	$6.8	$0.4	$2.1	$5.1

Year Ended December 31, 2008	$4.0	$3.3	$0.5	$6.8

Year Ended December 31, 2007	$3.8	$1.8	$1.6	$4.0

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

Directors:

/s/ John L. Adams John L. Adam Director Dated: February 18, 2010	/s/ Diana S. Natalicio Diana S. Natalicio Director Dated: February 18, 2010

/s/ Rhys J. Best Rhys J. Best Director	Principal Executive Officer:
Dated: February 18, 2010	/s/ Timothy R. Wallace Timothy R. Wallace Chairman, President, Chief Executive Officer, and Director
/s/ David W. Biegler David W. Biegler Director Dated: February 18, 2010	Dated: February 18, 2010 Principal Financial Officer:

/s/ Leldon E. Echols Leldon E. Echols Director Dated: February 18, 2010	/s/ William A. McWhirter II William A. McWhirter II Senior Vice President and Chief Financial Officer Dated: February 18, 2010

/s/ Ronald J. Gafford Ronald J. Gafford Director Dated: February 18, 2010	Principal Accounting Officer: /s/ Mary E. Henderson Mary E. Henderson Corporate Controller Dated: February 18, 2010
/s/ Ronald W. Haddock Ronald W. Haddock Director Dated: February 18, 2010

/s/ Jess T. Hay Jess T. Hay Director Dated: February 18, 2010

/s/ Adrián Lajous Adrián Lajous

Director Dated: February 18, 2010

Trinity Industries, Inc.
Index to Exhibits
(Item 15(b))

NO.	DESCRIPTION

(3.1)	Certificate of Incorporation of Trinity Industries, Inc., as amended May 23, 2007 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).
(3.2)	By-Laws of Trinity Industries, Inc., as amended December 13, 2007 (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(3.3)	Certificate of Incorporation of Transit Mix Concrete & Materials Company, as amended (incorporated by reference to Exhibit 3.3 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.4)	By-Laws of Transit Mix Concrete & Materials Company (incorporated by reference to Exhibit 3.4 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.5)	Certificate of Incorporation of Trinity Industries Leasing Company (incorporated by reference to Exhibit 3.5 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.6)	By-Laws of Trinity Industries Leasing Company (incorporated by reference to Exhibit 3.6 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.7)	Certificate of Incorporation of Trinity Marine Products, Inc., as amended (incorporated by reference to Exhibit 3.7 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.8)	By-Laws of Trinity Marine Products, Inc. (incorporated by reference to Exhibit 3.8 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.9)	Certificate of Formation of Trinity Rail Group, LLC (incorporated by reference to Exhibit 3.9 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.10)	Limited Liability Company Agreement of Trinity Rail Group, LLC (incorporated by reference to Exhibit 3.10 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.11)	Certificate of Incorporation of Trinity North American Freight Car, Inc. (formerly Thrall Trinity Freight Car, Inc. and Trinity North American Rail Car, Inc.) (incorporated by reference to Exhibit 3.11 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(3.12)	By-Laws of Trinity North American Freight Car, Inc. (formerly Thrall Trinity Freight Car, Inc. and Trinity North American Rail Car, Inc.) (incorporated by reference to Exhibit 3.12 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(3.13)	Certificate of Incorporation of Trinity Tank Car, Inc. (incorporated by reference to Exhibit 3.13 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.14)	By-Laws of Trinity Tank Car, Inc. (incorporated by reference to Exhibit 3.14 of Registration Statement No. 333-117526 filed July 21, 2004).
(3.15)	Certificate of Formation of Trinity Parts & Components, LLC (formerly Trinity Rail Components & Repair, Inc.) (incorporated by reference to Exhibit 3.15 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(3.16)	Limited Liability Company Agreement of Trinity Parts & Components, LLC. (incorporated by reference to Exhibit 3.16 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(4.01)	Indenture, dated June 7, 2006, between Trinity Industries, Inc. and Wells Fargo Bank, National Association, as trustee (including the Form of 3 7/8% Convertible Subordinated Note due 2036 as an exhibit thereto) (incorporated by reference to Exhibit 4.01 to our Form 8-K filed June 7, 2006).
(4.01.1)	Officers’ Certificate of Trinity Industries, Inc. pursuant to the Indenture dated June 7, 2006, relating to the Company’s 3 7/8% Convertible Subordinated Notes due 2036 (incorporated by reference to Exhibit 4.01.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).
(4.1)	Specimen Common Stock Certificate of Trinity Industries, Inc. (incorporated by reference to Exhibit 4.1 of Registration Statement No. 333-159552 filed May 28, 2009).

NO.	DESCRIPTION

(4.2)	Pass Through Trust Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(4.2.1)	Trust Indenture and Security Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(4.2.2)	Trust Indenture and Security Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(4.2.3)	Trust Indenture and Security Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4.3 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(4.3)	Indenture dated as of March 10, 2004 by and between Trinity Industries, Inc., certain subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.6 of Registration Statement No. 333-117526 filed July 21, 2004).
(4.4)	Form of 6 1/2% Senior Note due 2014 of Trinity Industries, Inc. (incorporated by reference to Exhibit 4.7 of Registration Statement No. 333-117526 filed July 21, 2004).
(10.1.1)	Form of Amended and Restated Executive Severance Agreement dated September 9, 2008 entered into between Trinity Industries, Inc. and the Chief Executive Officer, and each of the three Senior Vice Presidents (incorporated by reference to Exhibit 10.1.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).*
(10.1.2)	Form of Amended and Restated Executive Severance Agreement dated September 9, 2008, entered into between Trinity Industries, Inc. and certain executive officers and certain other subsidiary and divisional officers of Trinity Industries, Inc. (incorporated by reference to Exhibit 10.1.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2008).*
(10.2)	Trinity Industries, Inc. Directors’ Retirement Plan, as amended September 10, 1998 (incorporated by reference to Exhibit 10.2 of Registration Statement No. 333-117526 filed July 21, 2004).*
(10.2.1)	Amendment No. 2 to the Trinity Industries, Inc. Directors’ Retirement Plan (incorporated by reference to Exhibit 10.2.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005).*
(10.2.2)	Amendment No. 3 to the Trinity Industries, Inc. Directors’ Retirement Plan (incorporated by reference to Exhibit 10.2.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2005).*
(10.3)	1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 4.1 of Registration Statement No. 33-73026 filed December 15, 1993).*
(10.3.1)	Amendment No. 1 to the 1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3.1 to our Annual Report on Form 10-K for the annual period December 31, 2005).*
(10.3.2)	Amendment No. 2 to the 1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3.2 to our Annual Report on Form 10-K for the annual period December 31, 2005).*
(10.3.3)	Amendment No. 3 to the 1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3.3 to our Annual Report on Form 10-K for the annual period ended December 31, 2005).*
(10.3.4)	Amendment No. 4 to the 1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3.4 to our Annual Report on Form 10-K for the annual period ended December 31, 2005).*
(10.3.5)	Amendment No. 5 to the 1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3.5 to our Annual Report on Form 10-K for the annual period ended December 31, 2005).*

NO.	DESCRIPTION

(10.4)	Supplemental Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as restated effective January 1, 2005 (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).*
(10.5)	Trinity Industries, Inc. Supplemental Profit Sharing and Deferred Director Fee Trust dated March 31, 1999 (incorporated by reference to Exhibit 10.7 of Registration Statement No. 333-117526 filed July 21, 2004).*
(10.5.1)	Amendment No. 1 to the Trinity Industries, Inc. Supplemental Profit Sharing and Deferred Director Fee Trust dated December 27, 2000 (incorporated by reference to Exhibit 10.7.1 of Registration Statement No. 333-117526 filed July 21, 2004).*
(10.6)	Supplemental Retirement Plan as Amended and Restated effective January 1, 2009 (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).*
(10.6.1)	Amendment No. 1 to the Supplemental Retirement Plan as Amended and Restated effective January 1, 2009 (incorporated by reference to Exhibit 10.7.1 to our Form 8-K filed February 17, 2009).*
(10.7)	Trinity Industries, Inc. Deferred Plan for Director Fees, as amended (incorporated by reference to Exhibit 10.9 of Registration Statement No. 333-117526 filed July 21, 2004).*
(10.7.1)	Amendment to Trinity Industries, Inc. Deferred Plan for Director Fees dated December 7, 2005 (incorporated by reference to Exhibit 10.8.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2005).*
(10.7.2)	Trinity Industries, Inc. 2005 Deferred Plan for Director Fees (incorporated by reference to Exhibit 10.8.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2005).*
(10.8)	Deferred Compensation Trust of Trinity Industries, Inc. and Certain Affiliates effective January 1, 2002 (incorporated by reference to Exhibit 10.10 of Registration Statement No. 333-117526 filed July 21, 2004).*
(10.9)	Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to Exhibit 4.2 of Registration Statement No. 333-77735 filed May 4, 1999).*
(10.9.1)	Amendment No. 1 to the Trinity Industries, Inc. 1998 Stock Option Plan and Incentive Plan (filed herewith).*
(10.9.2)	Amendment No. 2 to the Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (filed herewith).*
(10.9.3)	Amendment No. 3 to the Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.10.3 to our Annual Report on Form 10-K for the annual period ended December 31, 2005).*
(10.9.4)	Amendment No. 4 to the Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.10.4 to our Annual Report on Form 10-K for the annual period ended December 31, 2005).*
(10.10)	Trinity Industries, Inc. 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Form S-8 Registration Statement No. 333-115376 filed by Trinity Industries, Inc. on May 11, 2004).*
(10.10.1)	Form of Notice of Grant of Stock Options and Non-Qualified Option Agreement with Non-Qualified Stock Option Terms and Conditions as of September 8, 2004 (incorporated by reference to Exhibit 10.11.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2004).*
(10.10.1.1)	Non-Qualified Stock Option Terms and Conditions as of December 6, 2005 (incorporated by reference to Exhibit 10.11.1.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2005).*
(10.10.1.2)	Form of Notice of Grant of Stock Options and Non-Qualified Option Agreement with Non-Qualified Stock Option Terms and Conditions as of December 9, 2008 (incorporated by reference to Exhibit 10.11.1.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2008).*
(10.10.2)	Form of Notice of Grant of Stock Options and Incentive Stock Option Agreement with Incentive Stock Option Terms and Conditions as of September 8, 2004 (incorporated by reference to Exhibit 10.11.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2004).*

NO.	DESCRIPTION

(10.10.2.1)	Incentive Stock Option Terms and Conditions as of December 6, 2005 (incorporated by reference to Exhibit 10.11.2.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2005).*
(10.10.2.2)	Form of Notice of Grant of Stock Options and Incentive Stock Option Agreement with Incentive Stock Option Terms and Conditions as of December 9, 2008 (incorporated by reference to Exhibit 10.11.2.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2008).*
(10.10.3)	Form of Restricted Stock Grant Agreement for grants issued prior to 2008 (incorporated by reference to Exhibit 10.11.3 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).*
(10.10.3.1)	Form of Restricted Stock Grant Agreement for grants issued commencing 2008 (incorporated by reference to Exhibit 10.11.3 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).*
(10.10.4)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.11.4 to our Annual Report on Form 10-K for the annual period ended December 31, 2004).*
(10.10.5)	Form of Restricted Stock Unit Agreement for Non-Employee Directors for grants issued prior to 2008 (incorporated by reference to Exhibit 10.11.5 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).*
(10.10.5.1)	Form of Restricted Stock Unit Agreement for Non-Employee Directors for grants issued commencing 2008 (incorporated by reference to Exhibit 10.11.5 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).*
(10.10.6)	Amendment No. 2 to the Trinity Industries, Inc. 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.11.6 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008).*
(10.10.7)	Amendment No. 3 to the Trinity Industries, Inc. 2004 Stock Option and Incentive Plan (filed herewith).*
(10.11)	Supplemental Retirement and Director Retirement Trust of Trinity Industries, Inc. (filed herewith).*
(10.12)	Form of 2008 Deferred Compensation Plan and Agreement as amended and restated entered into between Trinity Industries, Inc. and certain officers of Trinity Industries, Inc. or its subsidiaries (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).*
(10.13)	Trinity Industries, Inc. Short-Term Management Incentive Plan (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).*
(10.14)	Equipment Lease Agreement (TRL 1 2001-1A) dated as of May 17, 2001 between TRLI-1A Railcar Statutory Trust, lesser, and Trinity Rail Leasing I L.P., lessee (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.14.1)	Participation Agreement (TRL 1 2001-1A) dated as of May 17, 2001 among Trinity Rail Leasing I L.P., lessee, et. al. (incorporated by reference to Exhibit 10.15.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.14.2)	Equipment Lease Agreement (TRL 1 2001-1B) dated as of July 12, 2001 between TRL 1 2001-1B Railcar Statutory Trust, lessor, and Trinity Rail Leasing I L.P., lessee (incorporated by reference to Exhibit 10.15.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.14.3)	Participation Agreement (TRL 1 2001-1B) dated as of May 17, 2001 among Trinity Rail Leasing I L.P., lessee, et. al. (incorporated by reference to Exhibit 10.15.3 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.14.4)	Equipment Lease Agreement (TRL 1 2001-1C) dated as of December 28, 2001 between TRL 1 2001-1C Railcar Statutory Trust, lessor, and Trinity Rail Leasing 1 L.P., lessee (incorporated by reference to Exhibit 10.15.4 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).

NO.	DESCRIPTION

(10.14.5)	Participation Agreement (TRL 1 2001-1C) dated as of December 28, 2001 among Trinity Rail Leasing 1 L.P., lessee, et. al. (incorporated by reference to Exhibit 10.15.5 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.15)	Equipment Lease Agreement (TRL III 2003-1A) dated as of November 12, 2003 between TRL III-1A Railcar Statutory Trust, lessor, and Trinity Rail Leasing III L.P., lessee (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.15.1)	Participation Agreement (TRL III 2003-1A) dated as of November 12, 2003 between TRL III-1A among Trinity Rail Leasing III L.P., lessee, et. al. (incorporated by reference to Exhibit 10.16.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.15.2)	Equipment Lease Agreement (TRL III 2003-1B) dated as of November 12, 2003 between TRL III-1B Railcar Statutory Trust, lessor, and Trinity Rail Leasing III L.P., lessee, (incorporated by reference to Exhibit 10.16.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.15.3)	Participation Agreement (TRL III 2003-1B) dated as of November 12, 2003 between TRL III-1B among Trinity Rail Leasing III L.P., lessee, et. al. (incorporated by reference to Exhibit 10.16.3 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.15.4)	Equipment Lease Agreement (TRL III 2003-1C) dated as of November 12, 2003 between TRL III-1C Railcar Statutory Trust, lessor, and Trinity Rail Leasing III L.P., lessee (incorporated by reference to Exhibit 10.16.4 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.15.5)	Participation Agreement (TRL III 2003-1C) dated as of November 12, 2003 between TRL III-1C among Trinity Rail Leasing III L.P., lessee, et. al. (incorporated by reference to Exhibit 10.16.5 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.16)	Equipment Lease Agreement (TRL IV 2004-1A) between TRL IV 2004-1A Statutory Trust, lessor, and Trinity Rail Leasing IV L.P., lessee (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.16.1)	Participation Agreement (TRL IV 2004-1A) among Trinity Rail Leasing IV, L.P., lessee, et. al (incorporated by reference to Exhibit 10.17.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.17)	Amended and Restated Credit Agreement dated as of March 10, 2004 among Trinity Industries, Inc, as Borrower, JP Morgan Chase Bank, individually as a Lender and Issuing Bank and as Administrative Agent, and Dresdner Bank AG, New York and Grand Cayman Branches and The Royal Bank of Scotland plc., each individually as a Lender and collectively as Syndication Agents, and certain other Lenders party thereto from time to time (incorporated by reference to Exhibit 10.18 of Registration Statement No. 333-117526 filed July 21, 2004).
(10.17.1)	Second Amended and Restated Credit Agreement dated as of April 20, 2005 among Trinity Industries, Inc, as Borrower, JP Morgan Chase Bank, N.A., individually and as Issuing Bank and Administrative Agent, The Royal Bank of Scotland plc, Wachovia Bank, N.A., and Bank of America, N.A., each individually and as Syndication Agents, Dresdner Bank AG, Individually and as Documentation Agent, and certain other Lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 of our quarterly report on Form 10-Q for the period ended June 30, 2005).
(10.17.2)	First Amendment to the Second Amended and Restated Credit Agreement dated June 9, 2006, amending the Second Amended and Restated Credit Agreement dated April 20, 2005 (incorporated by reference to Exhibit 10.18.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).
(10.17.3)	Second Amendment to the Second Amended and Restated Credit Agreement dated June 21, 2006, amending the Second Amended and Restated Credit Agreement dated April 20, 2005 (incorporated by reference to Exhibit 10.18.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).

NO.	DESCRIPTION

(10.17.4)	Third Amendment to the Second Amended and Restated Credit Agreement dated June 22, 2007, amending the Second Amended and Restated Credit Agreement dated April 20, 2005 (incorporated by reference to Exhibit 10.18.4 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).
(10.17.5)	Fourth Amendment to the Second Amended and Restated Credit Agreement dated October 19, 2007, amending the Second Amended and Restated Credit Agreement dated April 20, 2005 (incorporated by reference to Exhibit 10.18.5 to our Form 8-K filed on October 19, 2007).
(10.17.6)	Fifth Amendment to the Second Amended and Restated Credit Agreement dated February 9, 2009, amending the Second Amended and Restated Credit Agreement dated April 20, 2005 (incorporated by reference to Exhibit 10.18.6 to our Annual Report on Form 10-K for the annual period ended December 31, 2008).
(10.17.7)	Sixth Amendment to the Second Amended and Restated Credit Agreement dated March 31, 2009, amending the Second Amended and Restated Credit Agreement dated April 20, 2005 (incorporated by reference to Exhibit 10.18.7 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009).
(10.18)	Amended and Restated Warehouse Loan Agreement, dated as of August 7, 2007, amending and restating the Warehouse Loan Agreement dated June 27, 2002 among Trinity Industries Leasing Company, Trinity Rail Leasing Trust II, the Borrower, Credit Suisse, New York Branch, as Agent, Wilmington Trust Company, as Collateral Agent and Depository, and the Lenders party thereto from time to time (incorporated by reference to Exhibit 10.19.13 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007).
(10.18.1)	Amendment No. 1 to the Amended and Restated Warehouse Loan Agreement, dated February 13, 2008, amending the Amended and Restated Warehouse Loan Agreement dated August 7, 2007. (incorporated by reference to Exhibit 10.19.1 to our Form 8-K filed on February 14, 2008).
(10.18.2)	Second Amendment and Restatement dated as of May 29, 2009 of Warehouse Loan Agreement dated as of June 27, 2002 among Trinity Industries Leasing Company, Trinity Rail Leasing Warehouse Trust (formerly known as Trinity Rail Leasing Trust II), The Committed Lenders and the Conduit Lenders from time to time party hereto, Credit Suisse, New York Branch, as Agent, and Wilmington Trust Company, as Collateral Agent and Depositary (incorporated by reference to Exhibit 10.19 to our Form 8-K filed on June 2, 2009).
(10.19)	Term Loan Agreement dated as of May 9, 2008 among Trinity Rail Leasing VI LLC, the Committed Lenders and the Conduit Lenders From Time to Time Party Hereto, DVB Bank AG, as Agent, and Wilmington Trust Company; as Collateral and Depositary (incorporated by reference to Exhibit 10.20 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008).
(10.19.1)	Purchase and Sale Agreement (TILC) dated as of May 9, 2008 among Trinity Industries Leasing Company, as Seller and Trinity Rail Leasing VI LLC, as Buyer (incorporated by reference to Exhibit 10.20.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008).
(10.19.2)	Purchase and Sale Agreement (TRLT-II) dated as of May 9, 2008 among Trinity Rail Leasing Trust II, as Seller, Trinity Rail Leasing VI LLC, as Buyer and Trinity Industries Leasing Company (incorporated by reference to Exhibit 10.20.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008).
(10.20)	Master Indenture dated November 5, 2009, between Trinity Rail Leasing VII LLC and Wilmington Trust Company, as indenture trustee (filed herewith).
(10.20.1)	Purchase and Contribution Agreement, dated November 5, 2009, among Trinity Industries Leasing Company, Trinity Rail Leasing Warehouse Trust, and Trinity Rail Leasing VII L.L.C. (filed herewith).
(10.21)	Perquisite Plan beginning January 1, 2004 in which the Company’s Executive Officers participate (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the annual period ended December 31, 2004).*
(10.22)	Purchase and Contribution Agreement, dated May 18, 2006, among Trinity Industries Leasing Company, Trinity Leasing Trust II, and Trinity Rail Leasing V L.P. (incorporated by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).

NO.	DESCRIPTION

(10.22.1)	Master Indenture dated May 18, 2006, between Trinity Rail Leasing V L.P. and Wilmington Trust Company, as indenture trustee (incorporated by reference to Exhibit 10.26.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).
(10.23)	Board Compensation Summary Sheet (incorporated by reference to Exhibit 10.27 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).*
(10.24)	Retirement Transition Agreement between Trinity North American Freight Car, Inc. and Martin Graham (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).*
(12)	Computation of Ratio of Earnings to Fixed Charges (filed herewith).
(21)	Listing of subsidiaries of Trinity Industries, Inc. (filed herewith).
(23)	Consent of Ernst & Young LLP (contained on page 90 of this document and filed herewith).
(31.1)	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
(31.2)	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
(32.1)	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32.2)	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
*	Management contracts and compensatory plan arrangements.