Form 10-Q
period 2010-09-30
TRINITY INDUSTRIES INC
filed 2010-10-28
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     At October 15, 2010 there were 79,750,605 shares of the Registrant’s common stock outstanding.

TRINITY INDUSTRIES, INC.
FORM 10-Q

	Caption	Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 5.	Other Information	40

Item 6.	Exhibits	41

SIGNATURES		42
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
CERTIFICATIONS
Due to the adoption of an accounting pronouncement which became effective January 1, 2010, the Consolidated Balance Sheet as of September 30, 2010, the Consolidated Statements of Operations for the three and nine months ended September 30, 2010, and the Consolidated Statement of Cash Flows for the nine months ended September 30, 2010, include the financial position and results of operations of TRIP Rail Holdings LLC and its subsidiary. See Notes 1 and 6 to the Consolidated Financial Statements for an explanation of the effect of this pronouncement.

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions, except per share amounts)
Revenues:
Manufacturing	$417.9	$475.9	$1,174.2	$1,629.6
Leasing	122.1	81.5	362.9	437.4

	540.0	557.4	1,537.1	2,067.0
Operating costs:
Cost of revenues:
Manufacturing	343.7	398.9	975.3	1,360.4
Leasing	63.8	48.2	198.3	309.5
Other	2.1	2.8	8.3	22.8

	409.6	449.9	1,181.9	1,692.7
Selling, engineering, and administrative expenses:
Manufacturing	33.7	32.9	99.6	106.8
Leasing	5.4	3.0	14.3	9.7
Other	9.5	7.0	28.6	22.6

	48.6	42.9	142.5	139.1
Gain on disposition of flood-damaged property, plant, and equipment	10.2	—	10.2	—
Goodwill impairment	—	—	—	325.0

Total operating profit (loss)	92.0	64.6	222.9	(89.8)

Other (income) expense:
Interest income	(0.3)	(0.3)	(1.0)	(0.9)
Interest expense	45.3	31.6	136.3	89.4
Other, net	0.2	(4.4)	1.1	(4.9)

	45.2	26.9	136.4	83.6

Income (loss) from continuing operations before income taxes	46.8	37.7	86.5	(173.4)

Provision (benefit) for income taxes	15.2	14.5	29.5	(21.2)

Income (loss) from continuing operations	31.6	23.2	57.0	(152.2)

Discontinued operations:
Loss from discontinued operations	(0.1)	(0.0)	(0.1)	(0.1)

Net income (loss)	31.5	23.2	56.9	(152.3)

Net income attributable to noncontrolling interest	1.8	—	6.8	—

Net income (loss) attributable to Trinity Industries, Inc.	$29.7	$23.2	$50.1	$(152.3)

Net income (loss) attributable to Trinity Industries, Inc. per common share:
Basic:
Continuing operations	$0.37	$0.29	$0.63	$(2.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

	$0.37	$0.29	$0.63	$(2.00)

Diluted:
Continuing operations	$0.37	$0.29	$0.63	$(2.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

	$0.37	$0.29	$0.63	$(2.00)

Weighted average number of shares outstanding:
Basic	77.0	76.5	76.8	76.4
Diluted	77.1	76.6	76.9	76.4

Dividends declared per common share	$0.08	$0.08	$0.24	$0.24
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)
	(in millions)
Assets

Cash and cash equivalents	$151.2	$611.8

Short-term marketable securities	220.0	70.0

Receivables, net of allowance	251.6	159.8

Income tax receivable	22.2	11.2

Inventories:
Raw materials and supplies	187.1	97.1
Work in process	82.2	46.5
Finished goods	88.1	87.9

	357.4	231.5
Property, plant, and equipment, at cost, including TRIP Holdings of $1,084.2 at September 30, 2010	5,226.3	3,973.3
Less accumulated depreciation, including TRIP Holdings of $81.6 at September 30, 2010	(1,106.7)	(935.1)

	4,119.6	3,038.2

Goodwill	194.9	180.8

Restricted cash, including TRIP Holdings of $48.9 at September 30, 2010	193.0	138.6

Other assets	164.5	214.5

	$5,674.4	$4,656.4

Liabilities and Stockholders’ Equity

Accounts payable	$137.5	$76.8

Accrued liabilities	442.9	374.5

Debt:
Recourse, net of unamortized discount of $113.8 and $121.6	649.6	646.0
Non-recourse:
Parent and wholly owned subsidiaries	1,154.6	1,199.1
TRIP Holdings	1,017.4	—

	2,821.6	1,845.1

Deferred income	34.2	77.7

Deferred income taxes	364.5	397.9

Other liabilities	71.4	78.1

	3,872.1	2,850.1
Stockholders’ equity:

Preferred stock – 1.5 shares authorized and unissued	—	—

Common stock – 200.0 shares authorized	81.7	81.7

Capital in excess of par value	604.1	598.4

Retained earnings	1,189.6	1,263.9

Accumulated other comprehensive loss	(120.4)	(98.0)

Treasury stock	(28.4)	(39.7)

	1,726.6	1,806.3

Noncontrolling interest	75.7	—

	1,802.3	1,806.3

	$5,674.4	$4,656.4

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
	(in millions)
Operating activities:
Net income (loss)	$56.9	$(152.3)
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Loss from discontinued operations	0.1	0.1
Goodwill impairment	—	325.0
Depreciation and amortization	143.3	120.8
Stock-based compensation expense	11.3	10.7
Excess tax benefits from stock-based compensation	0.1	—
Provision (benefit) for deferred income taxes	48.2	(22.6)
Gain on disposition of railcars from our lease fleet	(4.5)	(20.3)
Gain on disposition of property, plant, equipment, and other assets	(7.7)	(5.3)
Gain on disposition of flood-damaged property, plant, and equipment	(10.2)	—
Other	3.5	4.6
Changes in assets and liabilities:
(Increase) decrease in receivables	(81.8)	48.3
Decrease in income tax receivable – collection of refunds	—	87.9
Increase in income tax receivable – other	(11.0)	(22.8)
(Increase) decrease in inventories	(114.9)	310.4
(Increase) decrease in other assets	17.6	(17.2)
Increase (decrease) in accounts payable	58.1	(110.9)
Increase (decrease) in accrued liabilities	(40.1)	(27.1)
Increase (decrease) in other liabilities	(21.7)	0.7

Net cash provided by operating activities	47.2	530.0

Investing activities:
Investment in short-term marketable securities	(150.0)	—
Proceeds from sales of railcars from our lease fleet	19.7	191.8
Proceeds from sales of railcars from our lease fleet – sale and leaseback	—	103.6
Proceeds from disposition of property, plant, equipment, and other assets	37.3	11.6
Proceeds from disposition of flood-damaged property, plant, and equipment	11.9
Capital expenditures – leasing	(173.2)	(320.6)
Capital expenditures – manufacturing and other	(21.8)	(37.8)
Capital expenditures – replacement of flood-damaged property, property, plant, and equipment	(9.7)
Acquisitions, net of cash acquired	(46.9)	—

Net cash required by investing activities	(332.7)	(51.4)

Financing activities:
Proceeds from issuance of common stock, net	1.2	0.7
Excess tax benefits from stock-based compensation	(0.1)	—
Payments to retire debt – assumed debt of Quixote	(40.0)	—
Payments to retire debt – other	(77.3)	(111.7)
Proceeds from issuance of debt	—	61.9
Stock repurchases	—	(6.3)
(Increase) decrease in restricted cash	(11.3)	(20.6)
Purchase of additional interest in TRIP Holdings	(28.6)	—
Dividends paid to common shareholders	(19.0)	(19.0)

Net cash required by financing activities	(175.1)	(95.0)

Net (decrease) increase in cash and cash equivalents	(460.6)	383.6
Cash and cash equivalents at beginning of period	611.8	161.8

Cash and cash equivalents at end of period	$151.2	$545.4

Noncash investing and financing activity:
During the nine months ended September 30, 2009, the Company acquired $56.6 million of equipment on lease through the assumption of capital lease obligations.
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(unaudited)

	Common Stock					Treasury Stock
					Accumulated
			Capital in		Other			Trinity		Total
			Excess of	Retained	Comprehensive			Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Par Value	Earnings	Loss	Shares	Amount	Equity	Interest	Equity
					(in millions)
Balances at December 31, 2009	81.7	$81.7	$598.4	$1,263.9	$(98.0)	(2.5)	$(39.7)	$1,806.3	$—	$1,806.3
Cumulative effect of consolidating TRIP Holdings (see Notes 1 and 6)	—	—	—	(105.4)	—	—	—	(105.4)	129.9	24.5

Balances at December 31, 2009 as adjusted	81.7	81.7	598.4	1,158.5	(98.0)	(2.5)	(39.7)	1,700.9	129.9	1,830.8
Net income	—	—	—	50.1	—	—	—	50.1	6.8	56.9
Other comprehensive income (loss):
Change in unrealized loss on derivative financial instruments, net of tax	—	—	—	—	(23.5)	—	—	(23.5)	(14.7)	(38.2)
Other changes, net of tax	—	—	—	—	1.1	—	—	1.1	—	1.1

Comprehensive net income (loss)								27.7	(7.9)	19.8
Purchase of additional interest in TRIP Holdings			11.3					11.3	(46.3)	(35.0)
Cash dividends on common stock	—	—	—	(19.0)	—	—	—	(19.0)	—	(19.0)
Restricted shares issued, net	—	—	(4.9)	—	—	0.4	9.5	4.6	—	4.6
Stock options exercised	—	—	(0.5)	—	—	0.1	1.8	1.3	—	1.3
Stock-based compensation expense	—	—	(0.2)	—	—	—	—	(0.2)	—	(0.2)

Balances at September 30, 2010	81.7	$81.7	$604.1	$1,189.6	$(120.4)	(2.0)	$(28.4)	$1,726.6	$75.7	$1,802.3

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
     The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and its subsidiaries (“Trinity”, “Company”, “we”, or “our”). In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2010, the results of operations for the three and nine month periods ended September 30, 2010 and 2009, and cash flows for the nine month periods ended September 30, 2010 and 2009 have been made in conformity with generally accepted accounting principles. Because of seasonal and other factors, the results of operations for the nine month period ended September 30, 2010 may not be indicative of expected results of operations for the year ending December 31, 2010. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2009. Certain prior year balances have been reclassified in the consolidated financial statements to conform to the 2010 presentations.
     On January 1, 2010, as a result of Trinity’s 28.16% ownership interest in TRIP Rail Holdings LLC (“TRIP Holdings”), the Company adopted the provisions of a new accounting standard requiring the inclusion of the consolidated financial statements of TRIP Holdings and subsidiary in the consolidated financial statements of the Company as of January 1, 2010. Prior to January 1, 2010, the Company’s investment in TRIP Holdings was accounted for using the equity method. Accordingly, the consolidated balance sheet of the Company as of September 30, 2010, the consolidated statements of operations for the three and nine months ended September 30, 2010, and the consolidated statements of cash flows and stockholders’ equity for the nine months ended September 30, 2010 include the accounts of all subsidiaries including TRIP Holdings. As a result of adopting this pronouncement, we determined the effects on Trinity’s consolidated financial statements as if TRIP Holdings had been included in the Company’s consolidated financial statements from TRIP Holdings’ inception and recorded a charge to retained earnings of $105.4 million, net of $57.7 million of tax benefit, and a noncontrolling interest of $129.9 million as of January 1, 2010. Prior periods were not restated. All significant intercompany accounts and transactions have been eliminated including the deferral of profits on sales of railcars from the Rail or Leasing Group to TRIP Holdings. These deferred profits will be amortized over the life of the related equipment. Additionally, any future profits on the sale of railcars to TRIP Holdings will be deferred and amortized over the life of the related equipment. The noncontrolling interest represents the non-Trinity equity interest in TRIP Holdings. In September 2010, Trinity increased its ownership interest in TRIP Holdings to 57.14%. See Note 6 Investment in TRIP Holdings for further discussion.
Stockholders’ Equity
     On December 8, 2009, the Company’s Board of Directors authorized an extension of its stock repurchase program. This extension allows for the repurchase of the Company’s common stock through December 31, 2010. The repurchase program commenced in 2007 when $200 million of shares were authorized for repurchase. No shares were repurchased under this program for the three and nine months ended September 30, 2010. Since the inception of this program through September 30, 2010, the Company has repurchased a total of 3,532,728 shares at a cost of approximately $67.5 million.
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
Note 2. Acquisitions and Divestitures
     In February 2010, pursuant to a tender offer, the Company acquired the outstanding stock of Quixote Corporation (“Quixote”) at a total cost of $58.1 million, including $17.1 million in cash balances and $1.1 million consisting of the

Company’s pre-acquisition investment in Quixote. In addition, the Company assumed $40.0 million in debt that was subsequently retired in the first quarter of 2010. Quixote is a leading manufacturer of energy-absorbing highway crash cushions, truck-mounted attenuators, and other transportation products. In connection with the acquisition, Trinity recorded goodwill of $22.0 million based on its preliminary valuation of the net assets acquired. As a result of the acquisition, the Company also recorded transaction-related expenses of $4.7 million including a $1.5 million write-down of its pre-acquisition investment in Quixote classified as other selling, engineering, and administrative costs. In addition to the transaction-related expenses listed above, there was a $1.8 million reclassification of previously-recognized charges from Accumulated Other Comprehensive Loss (“AOCL”) to earnings representing the decline in fair value of the Company’s pre-acquisition investment in Quixote, included in other, net in the consolidated statement of operations. See Note 12 Other, Net and Note 15 Accumulated Other Comprehensive Loss. The Company’s valuation of certain pre-acquisition amounts has not yet been finalized.
     During the second quarter of 2010, we acquired, at a cost of $7.4 million, a business included in our Energy Equipment Group which manufactures and sells electrical transmission and distribution structures, resulting in an increase in goodwill of $6.6 million. The cost of the acquisition consisted of $5 million cash with the remainder comprised of liabilities arising from the acquisition.
     During the second quarter of 2010, the Company paid $2 million in additional purchase price for the 2007 acquisition of Armor Materials pursuant to an earn-out provision in the purchase agreement. In August 2010, the Company sold its asphalt operations, previously acquired as a part of Armor Materials, and a ready mix plant, both included in the Construction Products Group, for $30.8 million recognizing a gain of $3.8 million after the write-off of $16.5 million in related goodwill.
Note 3. Fair Value Accounting
     Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of September 30, 2010
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$84.6	$—	$—	$84.6
Short-term marketable securities	220.0	—	—	220.0
Restricted cash	193.0	—	—	193.0

Total assets	$497.6	$—	$—	$497.6

Liabilities:
Fuel derivative instruments (1)	$—	$0.1	$—	$0.1
Interest rate hedges (1)
Parent and wholly owned subsidiaries	—	59.7	—	59.7
TRIP Holdings	—	68.2	—	68.2

Total liabilities	$—	$128.0	$—	$128.0

(1)	Included in accrued liabilities on the consolidated balance sheet.
     The carrying amounts and estimated fair values of our long-term debt at September 30, 2010 were as follows:

	Carrying	Estimated
	Value	Fair Value
	(in millions)
Recourse:
Convertible subordinated notes	$336.2	$407.3
Senior notes	201.5	206.1
Term loan	58.0	56.9
Capital lease obligations	51.8	51.8
Other	2.1	2.1

	649.6	724.2
Non-recourse:
2006 secured railcar equipment notes	287.5	307.8
TILC warehouse facility	137.2	137.2
Promissory notes	498.4	486.0
2009 secured railcar equipment notes	231.5	258.9
TRIP Holdings warehouse loan	1,017.4	1,000.4

	2,172.0	2,190.3

Total	$2,821.6	$2,914.5

     The estimated fair values of our convertible subordinated notes and senior notes are based on quoted market prices as of September 30, 2010. The estimated fair values of our 2006 and 2009 secured railcar equipment notes, promissory notes, TRIP Holdings warehouse loan, and term loan are based on our estimate of their fair value as of September 30, 2010 determined by discounting their future cash flows at a current market interest rate. The carrying value of our TILC warehouse facility approximates fair value because the interest rate adjusts to the market interest rate and there has been no change in the Company’s credit rating since the loan agreement was renewed in 2009. The fair values of all other financial instruments are estimated to approximate carrying value.
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
Note 4. Segment Information
     The Company reports operating results in five principal business segments: (1) the Rail Group, which manufactures and sells railcars and related parts and components; (2) the Construction Products Group, which manufactures and sells highway products and concrete and aggregates; (3) the Inland Barge Group, which manufactures and sells barges and related products for inland waterway services; (4) the Energy Equipment Group, which manufactures and sells products for energy related businesses, including structural wind towers, tank containers and tank heads for pressure and non-pressure vessels, and propane tanks; and (5) the Railcar Leasing and Management Services Group (“Leasing Group”), which provides fleet management, maintenance, and leasing services. The category All Other includes our captive insurance and transportation companies; legal, environmental, and upkeep costs associated with non-operating facilities; other peripheral businesses; and the change in market valuation related to ineffective commodity hedges. Gains and losses from the sale of property, plant, and equipment which are related to manufacturing and dedicated to the specific manufacturing operations of a particular segment are recorded in the cost of revenues of that respective segment. Gains and losses from the sale of property, plant, and equipment which can be utilized by multiple segments are recorded in the cost of revenues of the All Other segment.
     Sales and related net profits from the Rail Group to the Leasing Group are recorded in the Rail Group and eliminated in consolidation. Sales between these groups are recorded at prices comparable to those charged to external customers giving consideration for quantity, features, and production demand. Amortization of deferred profit on railcars sold to the Leasing Group is included in the operating profits of the Leasing Group. Sales of railcars from the lease fleet are included in the Leasing Group. Revenues and operating profits of the Leasing Group for the three and nine months ended September 30, 2010 include the operating results of TRIP Holdings. Total assets of the Leasing Group, including the assets of TRIP Holdings, amounted to $4,442.0 million as of September 30, 2010. See Note 1 Summary of Significant Accounting Policies – Basis of Presentation for further discussion.

     The financial information from continuing operations for these segments is shown in the tables below. We operate principally in North America.
Three Months Ended September 30, 2010

				Operating
	Revenues			Profit
	External	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$57.3	$73.7	$131.0	$3.3
Construction Products Group	155.7	4.7	160.4	20.3
Inland Barge Group	98.9	—	98.9	22.4
Energy Equipment Group	103.0	3.6	106.6	6.0
Railcar Leasing and Management Services Group	122.1	—	122.1	52.9
All Other	3.0	9.4	12.4	(1.3)
Corporate	—	—	—	(9.5)
Eliminations — Lease subsidiary	—	(69.6)	(69.6)	(0.9)
Eliminations — Other	—	(21.8)	(21.8)	(1.2)

Consolidated Total	$540.0	$—	$540.0	$92.0

Three Months Ended September 30, 2009

				Operating
	Revenues			Profit
	External	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$87.4	$78.7	$166.1	$(12.0)
Construction Products Group	141.1	5.2	146.3	13.1
Inland Barge Group	113.8	—	113.8	26.7
Energy Equipment Group	130.2	2.5	132.7	16.2
Railcar Leasing and Management Services Group	81.5	—	81.5	30.3
All Other	3.4	7.8	11.2	0.1
Corporate	—	—	—	(7.3)
Eliminations — Lease subsidiary	—	(75.0)	(75.0)	(1.9)
Eliminations — Other	—	(19.2)	(19.2)	(0.6)

Consolidated Total	$557.4	$—	$557.4	$64.6

Nine Months Ended September 30, 2010

				Operating
	Revenues			Profit
	External	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$131.6	$185.9	$317.5	$(7.3)
Construction Products Group	433.0	16.7	449.7	40.7
Inland Barge Group	295.8	—	295.8	52.2
Energy Equipment Group	304.8	7.2	312.0	29.9
Railcar Leasing and Management Services Group	362.9	—	362.9	150.3
All Other	9.0	25.5	34.5	(6.0)
Corporate	—	—	—	(28.5)
Eliminations — Lease subsidiary	—	(173.5)	(173.5)	(6.4)
Eliminations — Other	—	(61.8)	(61.8)	(2.0)

Consolidated Total	$1,537.1	$—	$1,537.1	$222.9

Nine Months Ended September 30, 2009

	Revenues			Operating
				Profit
	External	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$409.5	$343.8	$753.3	$(346.5)
Construction Products Group	414.3	8.8	423.1	27.1
Inland Barge Group	407.5	—	407.5	95.9
Energy Equipment Group	389.5	6.1	395.6	59.7
Railcar Leasing and Management Services Group	437.4	—	437.4	118.2
All Other	8.8	27.2	36.0	1.2
Corporate	—	—	—	(22.7)
Eliminations — Lease subsidiary	—	(330.3)	(330.3)	(19.6)
Eliminations — Other	—	(55.6)	(55.6)	(3.1)

Consolidated Total	$2,067.0	$—	$2,067.0	$(89.8)

Note 5. Railcar Leasing and Management Services Group
     The Railcar Leasing and Management Services Group provides fleet management, maintenance, and leasing services. Selected consolidating financial information follows:

	September 30, 2010
	Leasing Group
	Wholly
	Owned	TRIP	Manufacturing/
	Subsidiaries	Holdings	Corporate	Total
	(in millions, unaudited)
Cash, cash equivalents, and short-term marketable securities	$2.5	$—	$368.7	$371.2
Property, plant, and equipment, net	$2,941.7	$1,200.4	$499.3	$4,641.4
Net deferred profit on railcars sold to the Leasing Group	(324.0)	(197.8)	—	(521.8)

	$2,617.7	$1,002.6	$499.3	$4,119.6
Restricted cash	$144.1	$48.9	$—	$193.0
Debt:
Recourse	$109.8	$—	$653.6	$763.4
Less: unamortized discount	—	—	(113.8)	(113.8)

	109.8	—	539.8	649.6
Non-recourse	1,154.6	1,017.4	—	2,172.0

Total debt	$1,264.4	$1,017.4	$539.8	$2,821.6

	December 31, 2009
	Leasing Group
	Wholly
	Owned	TRIP	Manufacturing/
	Subsidiaries	Holdings	Corporate	Total
	(in millions, unaudited)
Cash, cash equivalents, and short-term marketable securities	$6.7	$—	$675.1	$681.8
Property, plant, and equipment, net	$2,850.1	$—	$517.1	$3,367.2
Net deferred profit on railcars sold to the Leasing Group	(329.0)	—	—	(329.0)

	$2,521.1	$—	$517.1	$3,038.2
Restricted cash	$138.6	$—	$—	$138.6
Debt:
Recourse	$113.4	$—	$654.2	$767.6
Less: unamortized discount	—	—	(121.6)	(121.6)

	113.4	—	532.6	646.0
Non-recourse	1,199.1	—	—	1,199.1

Total debt	$1,312.5	$—	$532.6	$1,845.1
     For the nine months ended September 30, 2009, revenues of $183.8 million and operating profit of $22.7 million were related to sales of railcars from the lease fleet to TRIP Holdings. There were no sales to TRIP Holdings during the three months ended September 30, 2009 or during the three and nine months ended September 30, 2010. See Note 6 Investment in TRIP Holdings.
     The Leasing Group’s interest expense, which is not a component of operating profit and includes the effects of hedges related to the Leasing Group’s debt, was $33.3 million and $102.5 million for the three and nine months ended September 30, 2010, respectively, including $11.7 million and $35.3 million of TRIP Holdings’ interest expense for the three and nine months ended September 30, 2010, respectively. Interest expense including the effects of hedges was $20.6 million and $57.1 million, respectively, for the same periods last year. Rent expense, which is a component of operating profit, was $12.2 million and $36.5 million for the three and nine months ended September 30, 2010, respectively, and $11.6 million and $34.5 million, respectively, for the same periods last year.
     Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured by the Rail Group and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Leasing Group primarily enters into operating leases. Future contractual minimum rental revenues on leases are as follows:

	Remaining
	three months
	of 2010	2011	2012	2013	2014	Thereafter	Total
	(in millions)
Wholly owned subsidiaries	$61.4	$210.1 187.6	$170.2	$132.6	$97.0	$254.5	$925.8
TRIP Holdings	27.3	99.6	80.4	53.7	38.1	122.1	421.2

	$88.7	$309.7	$250.6	$186.3	$135.1	$376.6	$1,347.0

     Debt. The Leasing Group’s debt at September 30, 2010 consists of both recourse and non-recourse debt including debt owed by TRIP Holdings which is secured solely by the assets of TRIP Holdings. See Note 11 Debt for the form, maturities, and descriptions of the debt. As of September 30, 2010, Trinity’s wholly owned subsidiaries included in the Leasing Group held equipment with a net book value of approximately $1,819.7 million that is pledged as collateral for Leasing Group debt held by those subsidiaries, including equipment with a net book value of $52.8 million securing capital lease obligations. TRIP Holdings equipment with a net book value of $1,200.4 million, excluding deferred profit on railcars sold to TRIP Holdings, is pledged as collateral for the TRIP Holdings warehouse loan. Certain wholly owned subsidiaries of the Company, including Trinity Industries Leasing Company (“TILC”), are guarantors of the Company’s senior debt and certain operating leases. See Note 6 Investment in TRIP Holdings and Note 19 Financial Statements for Guarantors of the Senior Debt for further discussion.
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
     These Leasing Group subsidiaries had total assets as of September 30, 2010 of $228.0 million, including cash of $88.1 million and railcars of $102.8 million. The right, title, and interest in each sublease, cash, and railcars are pledged to collateralize the lease obligations to the Trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiaries’ lease obligations. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties to be available to Trinity. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future contractual minimum rental revenues related to these leases due to the Leasing Group are as follows:

	Remaining
	three months
	of 2010	2011	2012	2013	2014	Thereafter	Total
	(in millions)
Future operating lease obligations of Trusts’ railcars	$9.8	$41.3	$44.6	$45.8	$44.9	$425.6	$612.0
Future contractual minimum rental revenues of Trusts’ railcars	$14.7	$51.8	$42.9	$30.0	$20.1	$61.9	$221.4

     Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to operating leases other than leases with the Trusts are as follows:

	Remaining
	three months
	of 2010	2011	2012	2013	2014	Thereafter	Total
	(in millions)
Future operating lease obligations	$1.4	$5.0	$4.4	$4.4	$4.4	$14.7	$34.3
Future contractual minimum rental revenues	$1.3	$4.8	$4.0	$3.5	$3.3	$9.6	$26.5
See Note 5 of the December 31, 2009 Consolidated Financial Statements filed on Form 10-K for a detailed explanation of these financing transactions.
Note 6. Investment in TRIP Holdings
     In 2007, the Company and five other equity investors unrelated to the Company or its subsidiaries formed TRIP Holdings for the purpose of providing railcar leasing and management services in North America. TRIP Holdings, through its wholly-owned subsidiary, TRIP Rail Leasing LLC (“TRIP Leasing”), purchased railcars from the Company’s Rail and Leasing Groups funded by capital contributions from TRIP Holdings’ equity investors and third-party debt from 2007 through June 2009. Initially, the Company provided 20% of the total of all capital contributions required by TRIP Holdings in exchange for 20% of the equity in TRIP Holdings. In 2009 and 2010 the Company acquired an additional 37.14% equity ownership in TRIP Holdings for approximately $44.8 million from other equity investors including an additional 28.98% interest acquired in September 2010 for $28.6 million. The Company receives 57.14% of the distributions made from TRIP Holdings to equity investors and has a 57.14% interest in the net assets of TRIP Holdings upon a liquidation event. The terms of the Company’s equity investment are identical to the terms of each of the other equity investors. Railcars purchased from the Company by TRIP Leasing are required to be purchased at prices comparable with the prices of all similar railcars sold by the Company during the same period for new railcars and at prices based on third party appraised values for used railcars.
     In 2008 and 2007, the Company contributed $14.6 million and $21.3 million, respectively, in capital to TRIP Holdings equal to its 20% pro rata share of total capital received during those years by TRIP Holdings from the equity investors of TRIP Holdings. In 2009, Trinity contributed $11.4 million to TRIP Holdings pursuant to Trinity’s equity ownership obligation, totaling a $92.1 million investment in TRIP Holdings as of September 30, 2010 after considering equity interests purchased by Trinity from other equity owners. No contributions were made by Trinity to TRIP Holdings during the three and nine months ended September 30, 2010 and Trinity has no remaining equity commitment to TRIP Holdings as of September 30, 2010. In 2007, the Company also paid $13.8 million in structuring and placement fees to the principal underwriter in conjunction with the formation of TRIP Holdings that were expensed on a pro rata basis as railcars were purchased from the Company. The balance was fully amortized as of December 31, 2009. Such expense was treated as sales commissions included in operating costs in the Company’s consolidated statement of operations. As of September 30, 2010, TRIP Leasing had purchased $1,284.7 million of railcars from the Company. Under TRIP Leasing’s debt agreement, the lenders’ availability period to finance additional railcar purchases ended in June 2009. The Company has no obligation to guarantee performance under the debt agreement, guarantee any railcar residual values, shield any parties from losses, or guarantee minimum yields. The Company’s carrying value of its investment in TRIP Holdings is as follows:

	September 30,	December 31,
	2010	2009
	(in millions)
Capital contributions	$47.3	$47.3
Equity purchased from investors	44.8	16.2

	92.1	63.5
Equity in earnings	6.0	3.0
Equity in unrealized losses on derivative financial instruments	(8.9)	(3.2)
Distributions	(6.0)	(6.0)
Deferred broker fees	(0.8)	(1.0)

	$82.4	$56.3

     On January 1, 2010, as a result of Trinity’s 28.16% ownership interest in TRIP Holdings, the Company adopted the provisions of a new accounting pronouncement which amended the rules regarding the consolidation of variable interest entities. Under this new standard, which changed the criteria for determining which enterprise has a controlling financial interest, the Company was determined to be the primary beneficiary of TRIP Holdings because of its combined role as both equity member and manager/servicer of TRIP Holdings. As a result of adopting this pronouncement, the consolidated financial statements of TRIP Holdings and subsidiary are required to be included with the consolidated financial statements of the Company. We determined the effects on Trinity’s consolidated financial statements as if TRIP Holdings had been included in the Company’s consolidated financial statements from TRIP Holdings’ inception and recorded a charge to retained earnings of $105.4 million, net of $57.7 million in tax benefit, and a noncontrolling interest of $129.9 million as of January 1, 2010. With the acquisition by Trinity of the additional ownership interest in TRIP Holdings in September 2010, the Company’s controlling financial interest in TRIP Holdings derives from its majority ownership. Accordingly, the consolidated balance sheet of the Company as of September 30, 2010, the consolidated statements of operations for the three and nine months ended September 30, 2010, and the consolidated statements of cash flows and stockholders’ equity for the nine months ended September 30, 2010 include the accounts of TRIP Holdings. Prior periods were not restated. All significant intercompany accounts and transactions have been eliminated including the deferral of profits on sales of railcars from the Rail or Leasing Group to TRIP Holdings. These deferred profits will be amortized over the life of the related equipment. Additionally, any future profits on the sale of railcars to TRIP Holdings will be deferred and amortized over the life of the related equipment. The noncontrolling interest represents the non-Trinity equity interest in TRIP Holdings. The assets of TRIP Holdings may only be used to satisfy liabilities of TRIP Holdings and the liabilities of TRIP Holdings have recourse only to TRIP Holdings’ assets.
     Prior to January 1, 2010, profit on equipment sales to TRIP Leasing was recognized at the time of sale to the extent of the non-Trinity interests in TRIP Holdings. The deferred profit on the sale of equipment to TRIP Leasing pertaining to TILC’s interest in TRIP Holdings was being amortized over the depreciable life of the related equipment. All other fee income to TILC earned from services provided to TRIP Holdings was recognized by TILC to the extent of the non-Trinity interests in TRIP Holdings. Effective January 1, 2010, amortization of the deferred profit on the sale of equipment is recorded as if the entire profit on equipment sales to TRIP Leasing was deferred at the time of the sale and amortized over the depreciable life of the related equipment. All fee income to TILC earned from services provided to TRIP Holdings has been eliminated for the three and nine months ended September 30, 2010.
     Sales of railcars to TRIP Leasing and related gains for the three and nine month periods ended September 30, 2010 and 2009 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)
Rail Group:
Sales of railcars to TRIP Leasing	$—	$—	$—	$113.0
Gain on sales of railcars to TRIP Leasing	$—	$—	$—	$11.2
Deferral of gain on sales of railcars to TRIP Leasing based on Trinity’s equity interest	$—	$—	$—	$2.8

TILC:
Sales of railcars to TRIP Leasing	$—	$—	$—	$183.8
Recognition of previously deferred gain on sales of railcars to TRIP Leasing	$—	$—	$—	$30.3
Deferral of gain on sales of railcars to TRIP Leasing based on Trinity’s equity interest	$—	$—	$—	$7.6
     Administrative fees paid to TILC by TRIP Holdings and TRIP Leasing for the three and nine month periods ended September 30, 2010, were $0.9 million and $2.8 million, respectively, and $0.9 million and $3.6 million, respectively, for the same periods last year.
     On October 15, 2009, TILC loaned TRIP Holdings $14.5 million to resolve a collateral deficiency. The note was repayable monthly from TRIP Holdings’ excess cash flow plus accrued interest at 11% and was repaid in full in May, 2010.
     See Note 6 of the December 31, 2009 Consolidated Financial Statements filed on Form 10-K for additional information.

Note 7. Derivative Instruments
     We use derivative instruments to mitigate the impact of changes in interest rates and zinc, natural gas, and diesel fuel prices, as well as to convert a portion of our variable-rate debt to fixed-rate debt. Additionally, we use derivative instruments to mitigate the impact of unfavorable fluctuations in foreign currency exchange rates. We also use derivatives to lock in fixed interest rates in anticipation of future debt issuances. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with accounting standards issued by the FASB. See Note 3 Fair Value Accounting to the consolidated financial statements for discussion of how the Company valued its commodity hedges and interest rate swaps at September 30, 2010.
     Interest rate hedges

			Included in accompanying balance sheet
			at September 30, 2010
				AOCL –
	Notional	Interest		expense/	Noncontrolling
	Amount	Rate[1]	Liability	(income)	Interest
	(in millions, except %)
Interest rate locks:
2005-2006	$200.0	4.87%	—	$(2.7)	—
2006-2007	$370.0	5.34%	—	$15.0	—

Interest rate swaps:
TILC warehouse	$200.0	1.798%	$0.6	—	—
TRIP warehouse	$856.7	3.664%	$68.2	$13.5	$28.1
2008 debt issuances	$510.8	4.126%	$59.1	$56.9	—

[1]	Weighted average fixed interest rate

	Effect on interest expense — increase/(decrease)
	Three Months Ended		Nine Months Ended		Expected effect
	September 30,		September 30,		during next
	2010	2009	2010	2009	twelve months[2]
	(in millions)
Interest rate locks:
2005-2006	$(0.1)	$(0.1)	$(0.3)	$(0.3)	$(0.4)
2006-2007	$0.9	$1.0	$2.8	$3.0	$3.6

Interest rate swaps:
TILC warehouse	$0.1	$1.1	$0.5	$2.5	$0.6
TRIP warehouse	$7.2	—	$22.0	—	$26.8
2008 debt issuances	$4.5	$5.2	$15.2	$15.2	$18.9

[2]	Based on fair value as of September 30, 2010
     During 2005 and 2006, we entered into interest rate swap transactions in anticipation of a future debt issuance. These instruments, with a notional amount of $200 million, fixed the interest rate on a portion of a future debt issuance associated with a railcar leasing transaction in 2006 and settled at maturity in the first quarter of 2006. These interest rate swaps were being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in AOCL through the date the related debt issuance closed in May 2006. The balance is being amortized over the term of the related debt. The effect on interest expense is due to amortization of the AOCL balance.
     In anticipation of a future debt issuance, we entered into interest rate swap transactions during the fourth quarter of 2006 and during 2007. These instruments, with a notional amount of $370 million, hedged the interest rate on a portion of a future debt issuance associated with an anticipated railcar leasing transaction, which closed in May 2008. These instruments settled during the second quarter of 2008 and were accounted for as cash flow hedges with changes in the fair value of the instruments of $24.5 million recorded as a loss in AOCL through the date the related debt issuance closed in May 2008. The balance is being amortized over the term of the related debt. The effect on interest expense is due to amortization of the AOCL balance.
     During 2008, we entered into interest rate swap transactions, with a notional amount of $200 million, which are being used to counter our exposure to changes in the variable interest rate associated with our warehouse facility. The effect on interest expense includes the mark to market valuation on the interest rate swap transactions and monthly interest settlements. These interest rate hedges are due to expire during the fourth quarter of 2010.
     In May 2008, we entered into an interest rate swap transaction that is being used to fix the LIBOR component of the debt issuance which closed in May 2008. The effect on interest expense results from monthly interest settlements.

     Between 2007 and 2009, TRIP Holdings entered into interest rate swap transactions, all of which qualify as cash flow hedges. As of September 30, 2010, maturities for cash flow hedges ranged from 2011-2023. The effect on interest expense results from monthly interest settlements.
     See Note 11 Debt for a discussion of the related debt instruments.
     Other Derivatives

	Effect on operating income — increase/(decrease)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)
Fuel hedges[1]
Effect of mark to market valuation	$—	$—	$(0.1)	$(0.3)
Settlements	(0.1)	—	(0.1)	(1.2)

	$(0.1)	$—	$(0.2)	$(1.5)

Foreign exchange hedges[2]	$(0.3)	$(0.2)	$(0.6)	$(1.2)

[1]	Included in cost of revenues in the accompanying consolidated statement of operations

[2]	Included in other, net in the accompanying consolidated statement of operations
     Natural gas and diesel fuel
     We continue a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded for these instruments in the consolidated balance sheet as of September 30, 2010 was not significant.
     Foreign exchange hedge
     During the nine month periods ended September 30, 2010 and 2009, we entered into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. These instruments are short term with quarterly maturities and no remaining balance in AOCL as of September 30, 2010.
     Zinc
     We maintain a program to mitigate the impact of fluctuations in the price of zinc purchases. The intent of this program is to protect our operating profit from adverse price changes by entering into derivative instruments. The effect of these derivative instruments on the consolidated financial statements for the three and nine months ended September 30, 2010 was not significant.

Note 8. Property, Plant, and Equipment
     The following table summarizes the components of property, plant, and equipment as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
		(as reported)
	(in millions)
Manufacturing/Corporate:
Land	$39.8	$39.1
Buildings and improvements	426.4	405.9
Machinery and other	697.2	708.1
Construction in progress	9.3	12.2

	1,172.7	1,165.3
Less accumulated depreciation	(673.4)	(648.2)

	499.3	517.1

Leasing:
Wholly owned subsidiaries:
Machinery and other	38.2	38.1
Equipment on lease	3,255.2	3,098.9

	3,293.4	3,137.0
Less accumulated depreciation	(351.7)	(286.9)

	2,941.7	2,850.1

TRIP Holdings:
Equipment on lease	1,282.0	—
Less accumulated depreciation	(81.6)	—

	1,200.4	—

Net deferred profit on railcars sold to the Leasing Group
Sold to wholly owned subsidiaries	(324.0)	(329.0)
Sold to TRIP Holdings	(197.8)	—

	$4,119.6	$3,038.2

     In May 2010, the Company’s inland barge manufacturing facilities in Tennessee experienced a flood resulting in significant damages to Trinity’s property and a temporary disruption of its production activities. The Company is fully insured against losses due to property damage and business interruption subject to certain deductibles. As of September 30, 2010, Trinity had received $20 million in payments from its insurance carrier of which $11.9 million pertains to the replacement of or repairs to property, plant, and equipment damaged with a net book value of $1.7 million. Accordingly, the Company has recognized a gain of $10.2 million from the disposition of flood-damaged property, plant, and equipment as of September 30, 2010.
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
     Goodwill remaining by segment is as follows:

	September 30,	December 31,
	2010	2009
		(as reported)
	(in millions)
Rail Group	$122.5	$122.5
Construction Products Group	59.7	52.2
Energy Equipment Group	10.9	4.3
Railcar Leasing and Management Services Group	1.8	1.8

	$194.9	$180.8

Note 10. Warranties
     The Company provides warranties against manufacturing defects generally ranging from one to five years depending on the product. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been filed by a customer. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. The Company provides for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assesses the adequacy of the resulting reserves on a quarterly basis. The changes in the accruals for warranties for the three and nine month periods ended September 30, 2010 and 2009 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)
Beginning balance	$18.6	$18.5	$19.6	$25.7
Warranty costs incurred	(1.0)	(2.0)	(3.2)	(6.8)
Warranty originations and revisions	0.4	3.7	3.3	7.1
Warranty expirations	(0.5)	(1.6)	(2.2)	(7.4)

Ending balance	$17.5	$18.6	$17.5	$18.6

Note 11. Debt
     The following table summarizes the components of debt as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
		(as reported)
	(in millions)
Manufacturing/Corporate — Recourse:
Revolving credit facility	$—	$—
Convertible subordinated notes	450.0	450.0
Less: unamortized discount	(113.8)	(121.6)

	336.2	328.4

Senior notes	201.5	201.5
Other	2.1	2.7

	539.8	532.6

Leasing — Recourse:
Capital lease obligations	51.8	53.6
Term loan	58.0	59.8

	649.6	646.0

Leasing — Non-recourse:
2006 secured railcar equipment notes	287.5	304.7
2009 secured railcar equipment notes	231.5	237.6
TILC warehouse facility	137.2	141.4
Promissory notes	498.4	515.4
TRIP Holdings warehouse loan	1,017.4	—

	2,172.0	1,199.1

Total debt	$2,821.6	$1,845.1

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
     As of September 30, 2010 and December 31, 2009, capital in excess of par value included $92.8 million related to the estimated value of the Convertible Subordinated Notes’ conversion options. Debt discount recorded in the consolidated balance sheet is being amortized through June 1, 2018 to yield an effective annual interest rate of 8.42% based upon the estimated market interest rate for comparable non-convertible debt as of the issuance date of the Convertible Subordinated Notes. Total interest expense recognized on the Convertible Subordinated Notes for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)
Coupon rate interest	$4.4	$4.4	$13.1	$13.1
Amortized debt discount	2.6	2.4	7.7	7.1

	$7.0	$6.8	$20.8	$20.2

     At September 30, 2010, the Convertible Subordinated Notes were convertible at a price of $51.63 per share resulting in 8,715,863 issuable shares. As of September 30, 2010, if the Convertible Subordinated Notes had been converted, no shares would have been issued since the trading price of the Company’s common stock was below the conversion price of the Convertible Subordinated Notes. The Company has not entered into any derivatives transactions associated with these notes.
     Trinity’s revolving credit facility requires maintenance of ratios related to interest coverage for the leasing and manufacturing operations, leverage, and minimum net worth. Interest on the revolving credit facility is calculated at prime or LIBOR plus 87.5 basis points. At September 30, 2010 and for the nine month period then ended, there were no borrowings under our $425 million revolving credit facility maturing on October 19, 2012. After $81.1 million was considered for letters of credit, $343.9 million was available under the revolving credit facility.
     The $475 million TILC warehouse loan facility, established to finance railcars owned by TILC, had $137.2 million outstanding and $337.8 million available as of September 30, 2010. The warehouse loan is a non recourse obligation, secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 2.80% at September 30, 2010. The warehouse loan facility matures February 2011 and, unless renewed, will be payable in three installments in August 2011, February 2012, and August 2012. There were no new borrowings under this facility for the nine month period ended September 30, 2010. TILC plans to renew this facility on terms and conditions that are customary for this type of financing.
     In June 2007, TRIP Leasing entered into a $1.19 billion Warehouse Loan Agreement which contains a floating rate revolving facility (the “TRIP Warehouse Loan”). The TRIP Warehouse Loan is a non recourse obligation, secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by TRIP Leasing. The TRIP Warehouse Loan consists of Tranche A bearing an interest rate of the one month USD Libor plus 1.00% and Tranche B bearing an interest rate of the one month USD Libor plus 2.25%. The TRIP Warehouse Loan had a two year revolving availability period which ended in June 2009. From June 2010 through June 2011, all excess cash flow, as defined by the Warehouse Loan Agreement, must be applied to reductions in principal in lieu of dividends to equity members of TRIP Holdings. Commencing June 2011, the outstanding balance is due in four quarterly installments ending March 2012. The quarterly installment due dates are subject to extension by written agreement between TRIP Leasing and its lenders. TRIP Leasing is considering a number of financing alternatives to address these quarterly installments, the first of which becomes due in June 2011.
     On October 25, 2010, Trinity Rail Leasing 2010 LLC, a Delaware limited liability company (“TRL 2010”), a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $369.2 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2010-1 (“2010 Secured Railcar Equipment Notes”). The 2010 Secured Railcar Equipment Notes were issued pursuant to an Indenture, dated as of October 25, 2010 between TRL 2010 and Wilmington Trust Company, as indenture trustee. The 2010 Secured Railcar Equipment Notes bear interest at a fixed rate of 5.194%, are payable monthly, and have a stated final maturity date of October 16, 2040. The 2010 Secured Railcar Equipment Notes are limited recourse obligations of TRL 2010 only, secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets of TRL 2010 acquired and owned by TRL 2010. Additionally, in October 2010, Trinity notified the holders of its 6.5% Senior Notes due March 2014 that it will redeem all such notes outstanding on November 26, 2010 at a redemption price of 102.167%. The Company intends to use a portion of the proceeds from the TRL 2010 financing to fund the redemption.
     Terms and conditions of other debt, including recourse and non-recourse provisions, are described in Note 11 of the December 31, 2009 Consolidated Financial Statements filed on Form 10-K.

     The remaining principal payments under existing debt agreements as of September 30, 2010 are as follows:

	Remaining
	three months
	of 2010	2011	2012	2013	2014	Thereafter
	(in millions)
Recourse:
Manufacturing/Corporate	$0.3	$0.5	$0.4	$0.2	$201.7	$450.5
Leasing — term loan (Note 5)	0.6	2.6	2.8	3.1	3.3	45.6
Leasing — capital leases (Note 5)	0.6	2.6	2.8	2.9	3.1	39.8
Non-recourse — leasing (Note 5):
2006 secured railcar equipment notes	4.1	14.7	13.5	15.2	17.0	223.0
2009 secured railcar equipment notes	2.2	10.2	9.2	10.2	9.9	189.8
TILC warehouse facility	1.1	7.0	4.0	—	—	—
Promissory notes	6.8	28.2	30.0	28.0	26.5	378.9
TRIP Holdings warehouse loan	7.0	739.4	271.0	—	—	—

Total principal payments excluding termination of TILC warehouse facility	22.7	805.2	333.7	59.6	261.5	1,327.6
TILC warehouse facility termination payments	—	42.1	83.0	—	—	—

Total principal payments	$22.7	$847.3	$416.7	$59.6	$261.5	$1,327.6

Note 12. Other, Net
     Other, net (income) expense consists of the following items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)
Foreign currency exchange transactions	$0.3	$—	$0.1	$1.6
Loss (gain) on equity investments	0.0	(4.3)	1.7	(5.7)
Other	(0.1)	(0.1)	(0.7)	(0.8)

Other, net	$0.2	$(4.4)	$1.1	$(4.9)

Other, net for the nine months ended September 30, 2010 includes a $1.8 million loss on the write-down of the Company’s pre-acquisition investment in Quixote Corporation. See Note 2 Acquisitions and Divestitures.
Note 13. Income Taxes
     The change in unrecognized tax benefits for the nine months ended September 30, 2010 and 2009 was as follows:

	Nine Months Ended
	September 30,
	2010	2009
	(in millions)
Beginning balance	$40.1	$32.9
Additions for tax positions related to the current year	2.6	5.0
Additions for tax positions of prior years	6.0	1.7
Reductions for tax positions of prior years	(5.3)	(4.6)
Settlements	(8.1)	(1.5)
Expiration of statute of limitations	(0.5)	—

Ending balance	$34.8	$33.5

     The additions for the nine months ended September 30, 2010 and 2009, were amounts provided for tax positions previously taken in foreign jurisdictions and tax positions taken for federal and state income tax purposes as well as deferred tax liabilities that have been reclassified to uncertain tax positions.
     The increase in tax positions related to prior years is primarily related to a Federal tax position that was taken on a previously filed tax return. This position was submitted to the Internal Revenue Service (“IRS”) and we anticipate making a payment related to this position when the current examination cycle closes. In addition, we have also reflected additional income tax reserves of $1.6 million related to our acquisition of Quixote Corporation during the first quarter of 2010.

     The reduction in tax positions of prior years was primarily related to state taxes. During the nine months ended September 30, 2010, we received additional facts on certain state tax positions that led us to change the measurement of certain state tax benefits previously recorded. This reduction in state positions was accompanied by a reduction in related deferred tax assets. Additionally, we completed some state audits for which the Company’s tax position was not challenged by the state and for which the positions are now effectively settled and to a federal tax position that we believed would be sustained upon audit and therefore was no longer at risk.
     Settlements during the nine months ended September 30, 2010 related to a first quarter tax settlement of the 2002 Mexico tax return of one of our subsidiaries and a third quarter settlement of the 1998-2002 IRS audit. We paid $2.1 million in taxes, penalties, and interest related to the Mexico settlement and $5.9 million in taxes, penalties, and interest related to the IRS examination. The excess of the amount reserved over the settlement amount for the Mexico and IRS exams was $1.8 million and $4.3 million, respectively, which is recorded as a benefit to income taxes. In addition, we settled an outstanding audit for Quixote Corporation that began prior to our acquisition of Quixote and for which we were fully reserved. We have therefore released $0.7 million of reserves related to this audit cycle, which will also reduce Quixote’s tax loss carryforward. There is no impact to income tax expense as a result of the Quixote audit.
     The total amount of unrecognized tax benefits including interest and penalties at September 30, 2010 that would affect the Company’s effective tax rate if recognized was $14.9 million. There is a reasonable possibility that unrecognized federal and state tax benefits will decrease by September 30, 2011 due to a lapse in the statute of limitations for assessing tax. Amounts subject to a lapse in statute by September 30, 2011 total $0.4 million. Further, there is a reasonable possibility that the unrecognized Federal tax benefits will decrease by September 30, 2011 due to settlements with taxing authorities. Amounts expected to settle by September 30, 2011 total $0.9 million.
     Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of September 30, 2010 and December 31, 2009 was $10.6 million and $16.0 million, respectively. Income tax expense for the three and nine months ended September 30, 2010 included a reduction in income tax expense of $3.2 million and a reduction in income tax expense of $5.5 million, respectively, in interest expense and penalties related to uncertain tax positions.
     During the third quarter ended September 30, 2010, we effectively settled our IRS exam cycle which covered the years ended March 31, 1998 through December 31, 2002. In addition, we are currently under two separate IRS examination cycles for the years ended 2004 through 2005 and 2006 through 2008. Therefore, our statute of limitations remains open from the year ended December 31, 2004 and forward. We have concluded the field work for the 2004-2005 exam cycle and have been issued a Revenue Agent Report, or “30-Day Letter.” Certain issues have been agreed upon by us and the IRS and certain issues remain unresolved. Accordingly, we have appealed those unresolved issues to the Appeals Division of the IRS. The Appeals Division’s review is currently scheduled to start in December 2010. Due to the uncertainty of the length of the appeals process and possible post-appeals litigation on any issues, the statute of limitations related to the 2004-2005 exam cycle will remain open for an indeterminable period of time. Likewise, as the 2006-2008 cycle is still in the examination level, we are unable to determine how long these periods will remain open.
     During the first quarter ended March 31, 2010, we closed our audit with one of our Mexican subsidiaries. The 2003 tax year is still under review and is expected to be completed within the calendar year. During the third quarter ended September 30, 2010, the Swiss authorities began auditing one of our Swiss subsidiaries for the 2006-2009 cycle. We do not anticipate any material adjustments from this audit. Our various other European subsidiaries, including subsidiaries that were sold in 2006, are impacted by various statutes of limitations which are generally open from 2003 forward. An exception to this is our discontinued operations in Romania, which have been audited through 2004. Generally, states’ statutes of limitations in the United States are open from 2002 forward, however, some state statutes of limitations will re-open as a result of the settlement of our 1998-2002 cycle in order for us to file amended tax returns to reflect the IRS adjustments in the state tax returns.

     The provision for income taxes from continuing operations results in effective tax rates different from the statutory rates. The following is a reconciliation between the statutory United States federal income tax rate and the Company’s effective income tax rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	1.2	1.0	2.1	(0.4)
Impairment of goodwill	—	—	—	(20.7)
Changes in valuation allowances	—	—	—	(3.7)
Tax settlements	11.6	—	6.5	—
Changes in tax reserves	(16.9)	4.0	(12.7)	(0.5)
Foreign tax adjustments	(0.9)	(1.7)	0.4	0.6
Other, net	2.5	0.2	2.8	1.9

Effective rate	32.5%	38.5%	34.1%	12.2%

Note 14. Employee Retirement Plans
     The following table summarizes the components of net retirement cost for the Company.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)
Service cost	$0.2	$0.2	$0.7	$2.7
Interest	4.4	4.8	14.2	15.0
Expected return on plan assets	(5.0)	(3.9)	(15.0)	(11.8)
Actuarial loss	0.4	0.8	1.6	3.5
Curtailment	—	—	—	(0.3)
Profit sharing	2.0	1.7	6.3	6.9

Net expense	$2.0	$3.6	$7.8	$16.0

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
     Trinity contributed $3.4 million and $10.1 million to the Company’s defined benefit pension plans for the three and nine month periods ended September 30, 2010, respectively. Trinity contributed $3.2 million and $15.9 million to the Company’s defined benefit pension plans for the three and nine month periods ended September 30, 2009, respectively. Total contributions to the Company’s pension plans in 2010 are expected to be approximately $11.5 million.

Note 15. Accumulated Other Comprehensive Loss
Comprehensive net income (loss) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)
Net income (loss) attributable to Trinity	$29.7	$23.2	$50.1	$(152.3)
Other comprehensive income (loss):
Change in funded status of pension liability from curtailment, net of tax expense of $—, $—, $—, and $16.4	—	—	—	27.7
Change in unrealized loss on derivative financial instruments, net of tax expense (benefit) of $(4.3), $(3.1), $(11.6), and $10.5	(7.6)	(5.3)	(23.5)	18.2
Other changes, net of tax expense (benefit) of $—, $—, $0.7, and $(0.6)	—	(0.1)	1.1	(1.0)

Comprehensive net income (loss) attributable to Trinity	$22.1	$17.8	$27.7	$(107.4)

The components of accumulated other comprehensive loss are as follows:

	September 30,	December 31,
	2010	2009
		(as reported)
	(in millions)
Currency translation adjustments, net of tax benefit of $(0.2) and $(0.2)	$(17.1)	$(17.1)
Unrealized loss on derivative financial instruments, net of tax benefit of $(30.4) and $(18.8)	(52.5)	(29.0)
Funded status of pension liability, net of tax benefit of $(30.0) and $(30.0)	(50.8)	(50.8)
Other changes, net of tax benefit of $— and $(0.7)	—	(1.1)

	$(120.4)	$(98.0)

Note 16. Stock-Based Compensation
     Stock-based compensation totaled approximately $4.3 million and $11.3 million for the three and nine months ended September 30, 2010, respectively. Stock-based compensation totaled approximately $3.2 million and $10.7 million for the three and nine months ended September 30, 2009, respectively.
Note 17. Net Income Per Common Share
     On January 1, 2009, we adopted the provisions of the new FASB accounting pronouncement requiring that unvested share-based payment awards containing non-forfeitable rights to dividends be considered participating securities and included in the computation of earnings per share pursuant to the two-class method.
     Basic net income attributable to Trinity per common share is computed by dividing net income attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted net income attributable to Trinity per common share includes the net impact of unvested restricted shares and shares that could be issued under outstanding stock options. Total weighted average restricted shares and antidilutive stock options were 2.8 million shares for the three and nine month periods ended September 30, 2010. Total weighted average restricted shares and antidilutive stock options were 3.7 million shares for the three and nine month periods ended September 30, 2009.

     The computation of basic and diluted net income (loss) attributable to controlling interest is as follows:

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
	(in millions, except per share amounts)
	Income	Average		Income	Average
	(Loss)	Shares	EPS	(Loss)	Shares	EPS
Income from continuing operations	$31.6			$23.2
Less: income from continuing operations attributable to noncontrolling interest	1.8			—

Income from continuing operations attributable to Trinity	29.8			23.2
Unvested restricted share participation	(1.0)			(0.9)

Income from continuing operations attributable to Trinity — basic	28.8	77.0	$0.37	22.3	76.5	$0.29

Effect of dilutive securities:
Stock options	—	0.1		—	0.1

Income from continuing operations attributable to Trinity — diluted	$28.8	77.1	$0.37	$22.3	76.6	$0.29

Loss from discontinued operations, net of taxes	$(0.1)			$(0.0)
Unvested restricted share participation	—			—

Loss from discontinued operations, net of taxes — basic	$(0.1)	77.0	$(0.00)	$(0.0)	76.5	$(0.00)

Effect of dilutive securities:
Stock options	—	0.1		—	0.1

Loss from discontinued operations, net of taxes — diluted	$(0.1)	77.1	$(0.00)	$(0.0)	76.6	$(0.0)

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
	(in millions, except per share amounts)
	Income	Average		Income	Average
	(Loss)	Shares	EPS	(Loss)	Shares	EPS
Income (loss) from continuing operations	$57.0			$(152.2)
Less: income from continuing operations attributable to noncontrolling interest	6.8			—

Income (loss) from continuing operations attributable to Trinity	50.2			(152.2)
Unvested restricted share participation	(1.7)			(0.8)

Income (loss) from continuing operations attributable to Trinity — basic	48.5	76.8	$0.63	(153.0)	76.4	$(2.00)

Effect of dilutive securities:
Stock options	—	0.1		—	0.0

Income (loss) from continuing operations attributable to Trinity — diluted	$48.5	76.9	$0.63	$(153.0)	76.4	$(2.00)

Loss from discontinued operations, net of taxes	$(0.1)			$(0.1)
Unvested restricted share participation	—			—

Loss from discontinued operations, net of taxes — basic	$(0.1)	76.8	$(0.00)	$(0.1)	76.4	$(0.00)

Effect of dilutive securities:
Stock options	—	0.1		—	0.0

Loss from discontinued operations, net of taxes — diluted	$(0.1)	76.9	$(0.00)	$(0.1)	76.4	$(0.00)

Note 18. Contingencies
     The Company is involved in claims and lawsuits incidental to our business. Based on information currently available, it is management’s opinion that the ultimate outcome of all current litigation and other claims, including settlements, in the aggregate will not have a material adverse effect on the Company’s overall financial condition for purposes of financial reporting.
     Trinity is subject to Federal, state, local, and foreign laws and regulations relating to the environment and the workplace. The Company has reserved $7.3 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. We believe that we are currently in substantial compliance with environmental and workplace laws and regulations.
Note 19. Financial Statements for Guarantors of the Senior Debt
     The Company’s senior debt and certain operating leases are fully and unconditionally and jointly and severally guaranteed by certain of Trinity’s wholly owned subsidiaries: Transit Mix Concrete & Materials Company, Trinity Industries Leasing Company, Trinity Marine Products, Inc., Trinity Rail Group, LLC, Trinity North American Freight Car, Inc., Trinity Tank Car, Inc., Trinity Parts & Components, LLC, and Trinity Structural Towers, Inc. (“Combined Guarantor Subsidiaries”). The senior debt is not guaranteed by any remaining wholly owned subsidiary of the Company nor by TRIP Holdings or TRIP Leasing (“Combined Non-Guarantor Subsidiaries”). Effective January 1, 2010, Trinity Structural Towers Inc. was included as an additional guarantor of the Senior debt. As of September 30, 2010, assets held by the non-guarantor subsidiaries included $193.0 million of restricted cash that was not available for distribution to Trinity Industries, Inc. (“Parent”), $2,877.0 million of equipment securing certain debt including $1,200.4 million in equipment owned by TRIP Holdings, $102.8 million of equipment securing certain lease obligations held by the non-guarantor subsidiaries, and $228.7 million of assets located in foreign locations. As of December 31, 2009, assets held by the non-guarantor subsidiaries included $138.6 million of restricted cash that was not available for distribution to the Parent, $1,722.5 million of equipment securing certain debt, $105.3 million of equipment securing certain lease obligations held by the non-guarantor subsidiaries, and $213.9 million of assets located in foreign locations.
Statement of Operations
For the Three Months Ended September 30, 2010

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$265.9	$314.1	$(40.0)	$540.0
Cost of revenues	2.8	197.4	239.2	(40.0)	399.4
Selling, engineering, and administrative expenses	9.4	19.3	19.9	—	48.6

	12.2	216.7	259.1	(40.0)	448.0

Operating profit (loss)	(12.2)	49.2	55.0	—	92.0
Other (income) expense	(41.4)	6.9	32.9	46.8	45.2

Income (loss) from continuing operations before income taxes	29.2	42.3	22.1	(46.8)	46.8
Provision (benefit) for income taxes	(2.3)	13.9	3.6	—	15.2

Income (loss) from continuing operations	31.5	28.4	18.5	(46.8)	31.6
Loss from discontinued operations, net of benefit for income taxes of $0.0	—	—	(0.1)	—	(0.1)

Net income (loss)	$31.5	$28.4	$18.4	$(46.8)	$31.5

Statement of Operations
For the Nine Months Ended September 30, 2010

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$774.8	$874.0	$(111.7)	$1,537.1
Cost of revenues	10.0	596.6	676.8	(111.7)	1,171.7
Selling, engineering, and administrative expenses	28.3	56.9	57.3	—	142.5

	38.3	653.5	734.1	(111.7)	1,314.2

Operating profit (loss)	(38.3)	121.3	139.9	—	222.9
Other (income) expense	(82.9)	24.2	100.1	95.0	136.4

Income (loss) from continuing operations before income taxes	44.6	97.1	39.8	(95.0)	86.5
Provision (benefit) for income taxes	(12.3)	32.2	9.6	—	29.5

Income (loss) from continuing operations	56.9	64.9	30.2	(95.0)	57.0
Loss from discontinued operations, net of benefit for income taxes of $0.0	—	—	(0.1)	—	(0.1)

Net income (loss)	$56.9	$64.9	$30.1	$(95.0)	$56.9

Statement of Operations
For the Three Months Ended September 30, 2009

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$262.2	$327.0	$(31.8)	$557.4
Cost of revenues	2.1	212.5	267.1	(31.8)	449.9
Selling, engineering, and administrative expenses	7.0	19.5	16.4	—	42.9

	9.1	232.0	283.5	(31.8)	492.8

Operating profit (loss)	(9.1)	30.2	43.5	—	64.6
Other (income) expense	(30.3)	8.6	15.8	32.8	26.9

Income (loss) from continuing operations before income taxes	21.2	21.6	27.7	(32.8)	37.7
Provision (benefit) for income taxes	(2.0)	5.2	11.3	—	14.5

Income (loss) from continuing operations	23.2	16.4	16.4	(32.8)	23.2
Loss from discontinued operations, net of benefit for income taxes of $0.0	—	—	—	—	—

Net income (loss)	$23.2	$16.4	$16.4	$(32.8)	$23.2

Statement of Operations
For the Nine Months Ended September 30, 2009

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in millions)
Revenues	$—	$1,190.9	$1,029.4	$(153.3)	$2,067.0
Cost of revenues	20.8	985.5	839.7	(153.3)	1,692.7
Selling, engineering, and administrative expenses	22.4	65.3	51.4	—	139.1
Goodwill impairment	2.2	276.5	46.3	—	325.0

	45.4	1,327.3	937.4	(153.3)	2,156.8

Operating profit (loss)	(45.4)	(136.4)	92.0	—	(89.8)
Other (income) expense	120.2	11.9	51.5	(100.0)	83.6

Income (loss) from continuing operations before income taxes	(165.6)	(148.3)	40.5	100.0	(173.4)
Provision (benefit) for income taxes	(13.3)	(40.0)	32.1	—	(21.2)

Income (loss) from continuing operations	(152.3)	(108.3)	8.4	100.0	(152.2)
Loss from discontinued operations, net of benefit for income taxes of $0.0	—	—	(0.1)	—	(0.1)

Net income (loss)	$(152.3)	$(108.3)	$8.3	$100.0	$(152.3)

Balance Sheet
September 30, 2010

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$138.1	$—	$13.1	$—	$151.2
Short-term marketable securities	220.0	—	—	—	220.0
Receivables, net of allowance	0.1	122.7	128.8	—	251.6
Income tax receivable	22.2	—	—	—	22.2
Inventory	—	210.7	146.7	—	357.4
Property, plant, and equipment, net	18.7	832.2	3,268.7	—	4,119.6
Investments in subsidiaries/intercompany receivable (payable), net	2,018.5	1,130.3	487.9	(3,636.7)	—
Restricted cash	—	—	193.0	—	193.0
Goodwill and other assets	182.4	125.0	205.1	(153.1)	359.4

	$2,600.0	$2,420.9	$4,443.3	$(3,789.8)	$5,674.4

Liabilities:
Accounts payable	$8.4	$62.2	$66.9	$—	$137.5
Accrued liabilities	157.4	73.0	212.5	—	442.9
Debt	538.0	111.7	2,171.9	—	2,821.6
Deferred income	30.1	1.5	2.6	—	34.2
Deferred income taxes	—	507.6	10.0	(153.1)	364.5
Other liabilities	63.8	0.9	6.7	—	71.4
Total stockholders’ equity	1,802.3	1,664.0	1,972.7	(3,636.7)	1,802.3

	$2,600.0	$2,420.9	$4,443.3	$(3,789.8)	$5,674.4

Balance Sheet
December 31, 2009

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$596.3	$2.6	$12.9	$—	$611.8
Short-term marketable securities	70.0	—	—	—	70.0
Receivables, net of allowance	—	41.5	118.3	—	159.8
Income tax receivable	11.2	—	—	—	11.2
Inventory	—	94.4	137.1	—	231.5
Property, plant, and equipment, net	19.4	849.5	2,169.3	—	3,038.2
Investments in subsidiaries/intercompany receivable (payable), net	1,808.4	891.3	618.2	(3,317.9)	—
Restricted cash	—	—	138.6	—	138.6
Goodwill and other assets	175.3	193.8	140.3	(114.1)	395.3

	$2,680.6	$2,073.1	$3,334.7	$(3,432.0)	$4,656.4

Liabilities:
Accounts payable	$5.5	$29.8	$41.5	$—	$76.8
Accrued liabilities	194.6	49.0	130.9	—	374.5
Debt	530.4	115.7	1,199.0	—	1,845.1
Deferred income	70.0	4.2	3.5	—	77.7
Deferred income taxes	—	500.6	11.4	(114.1)	397.9
Other liabilities	73.8	1.0	3.3	—	78.1
Total stockholders’ equity	1,806.3	1,372.8	1,945.1	(3,317.9)	1,806.3

	$2,680.6	$2,073.1	$3,334.7	$(3,432.0)	$4,656.4

Statement of Cash Flows
For the Nine Months Ended September 30, 2010

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash provided (required) by operating activities	$(241.6)	$165.2	$123.6	$—	$47.2
Net cash provided (required) by investing activities	(198.5)	(163.8)	29.6	—	(332.7)
Net cash provided (required) by financing activities	(18.1)	(4.0)	(153.0)	—	(175.1)

Net increase (decrease) in cash and cash equivalents	(458.2)	(2.6)	0.2	—	(460.6)
Cash and cash equivalents at beginning of period	596.3	2.6	12.9	—	611.8

Cash and cash equivalents at end of period	$138.1	$—	$13.1	$—	$151.2

Statement of Cash Flows
For the Nine Months Ended September 30, 2009

			Combined
		Combined	Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Net cash provided (required) by operating activities	$409.5	$(68.5)	$189.0	$—	$530.0
Net cash provided (required) by investing activities	4.2	68.5	(124.1)	—	(51.4)
Net cash provided (required) by financing activities	(24.1)	(1.8)	(69.1)	—	(95.0)

Net increase (decrease) in cash and cash equivalents	389.6	(1.8)	(4.2)	—	383.6
Cash and cash equivalents at beginning of period	139.7	2.1	20.0	—	161.8

Cash and cash equivalents at end of period	$529.3	$0.3	$15.8	$—	$545.4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     The following discussion should be read in conjunction with the unaudited consolidated financial statements of Trinity Industries, Inc. and subsidiaries (“Trinity”, “Company”, “we”, or “our”) and related notes thereto appearing elsewhere in this document.
     In May 2010, the Company’s inland barge manufacturing facilities in Tennessee experienced a flood resulting in significant damages to Trinity’s property and a temporary disruption of its production activities. The Company is fully insured against losses due to property damage and business interruption subject to certain deductibles. As of September 30, 2010, Trinity had received $20 million in payments from its insurance carrier of which $11.9 million pertains to the replacement of or repairs to property, plant, and equipment damaged with a net book value of $1.7 million. Accordingly, the Company has recognized a gain of $10.2 million from the disposition of flood-damaged property, plant, and equipment. As of October 1, 2010, the Company’s inland barge production capacity at its Tennessee operations was restored to its pre-flood levels.
     In October 2010, Trinity Rail Leasing 2010 LLC, a Delaware limited liability company (“TRL 2010”), a limited purpose, indirect wholly-owned subsidiary of the Company, owned through Trinity Industries Leasing Company (“TILC”), issued $369.2 million in aggregate principal amount of secured railcar equipment notes. In addition to repaying a portion of our TILC warehouse loan facility, the proceeds will be used to redeem the Company’s 6.5% Senior Notes due March 2014 and for future growth of the TILC lease fleet. See Financing Activities.
     In 2007, the Company purchased 20% of the equity in newly-formed TRIP Rail Holdings LLC (“TRIP Holdings”). TRIP Holdings and its subsidiary, TRIP Rail Leasing LLC (“TRIP Leasing”), provide railcar leasing and management services in North America. Railcars are purchased from the Rail and Railcar Leasing and Management Services groups of Trinity by TRIP Leasing. In 2009 and in 2010, the Company acquired an additional 37.14% equity ownership in TRIP Holdings for approximately $44.8 million from other equity investors including an additional 28.98% interest acquired in September 2010 for $28.6 million. As a result, the Company now owns a 57.14% equity ownership in TRIP Holdings, increasing the Company’s total investment to $92.1 million. Trinity has no remaining equity commitment to TRIP Holdings as of September 30, 2010.
     Trinity’s carrying value of its investment in TRIP Holdings follows:

	September 30,	December 31,
	2010	2009
	(in millions)
Capital contributions	$47.3	$47.3
Equity purchased from other investors	44.8	16.2

	92.1	63.5
Equity in earnings	6.0	3.0
Equity in unrealized losses on derivative financial instruments	(8.9)	(3.2)
Distributions	(6.0)	(6.0)
Deferred broker fees	(0.8)	(1.0)

	$82.4	$56.3

     On January 1, 2010, the Company adopted the provisions of a new accounting pronouncement which amended the rules regarding the consolidation of variable interest entities. Under this new standard, which changed the criteria for determining which enterprise has a controlling financial interest, the Company was determined to be the primary beneficiary of TRIP Holdings because of its combined role as both equity member and manager/servicer of TRIP Holdings. As a result of adopting this pronouncement, the consolidated financial statements of TRIP Holdings and subsidiary are required to be included with the consolidated financial statements of the Company. We determined the effects on Trinity’s consolidated financial statements as if TRIP Holdings had been included in the Company’s consolidated financial statements from TRIP Holdings’ inception and recorded a charge to retained earnings of $105.4 million, net of $57.7 million of tax benefit, and a noncontrolling interest of $129.9 million as of January 1, 2010. With the acquisition by Trinity of the additional ownership interest in TRIP Holdings in September 2010, the Company’s controlling financial interest in TRIP Holdings derives from its majority ownership. Accordingly, the consolidated balance sheet of the Company as of September 30, 2010, the consolidated statements of operations for the three and nine months ended September 30, 2010, and the consolidated statements of cash flows and stockholders’ equity for the nine months ended September 30, 2010 include the accounts of TRIP Holdings. Prior periods were not restated. All significant intercompany accounts and transactions have been eliminated including the deferral of profits on sales of railcars from the Rail or Leasing Group to TRIP Holdings. These deferred profits will be amortized over the life of the related equipment. Additionally, any future profits on the sale of railcars to TRIP Holdings will be deferred and amortized over the life of the related equipment. The noncontrolling interest represents the non-Trinity equity interest in TRIP Holdings. See further discussion in Note 1 Summary of Significant Accounting Policies — Basis of Presentation and Note 6 Investment in TRIP Holdings in the consolidated financial statements. The assets of TRIP Holdings may only be used to satisfy liabilities of TRIP Holdings and the liabilities of TRIP Holdings have recourse only to TRIP Holdings’ assets.
     On December 8, 2009, the Company’s Board of Directors authorized an extension of its stock repurchase program. This extension allows for the repurchase of the Company’s common stock through December 31, 2010. The repurchase program commenced in 2007 when $200 million of shares were authorized for repurchase. No shares were repurchased under this program for the three and nine months ended September 30, 2010. Since the inception of this program through September 30, 2010, the Company has repurchased a total of 3,532,728 shares at a cost of approximately $67.5 million.
     In February 2010, pursuant to a tender offer, the Company acquired the outstanding stock of Quixote Corporation (“Quixote”) at a total cost of $58.1 million, including $17.1 million in cash balances and $1.1 million consisting of the Company’s pre-acquisition investment in Quixote. In addition, the Company assumed $40.0 million in debt that was subsequently retired in the first quarter of 2010. Quixote is a leading manufacturer of energy-absorbing highway crash cushions, truck-mounted attenuators, and other transportation products. In connection with the acquisition, Trinity recorded goodwill of $22.0 million based on its preliminary valuation of the net assets acquired. As a result of the acquisition, the Company also recorded transaction-related expenses of $4.7 million including a $1.5 million write-down of its pre-acquisition investment in Quixote classified as other selling, engineering, and administrative costs. In addition to the transaction-related expenses listed above, there was a $1.8 million reclassification of previously-recognized charges from Accumulated Other Comprehensive Loss (“AOCL”) to earnings representing the decline in fair value of its pre-acquisition investment in Quixote, included in other, net in the consolidated statement of operations. The Company’s valuation of certain pre-acquisition amounts has not yet been finalized. See Note 2 Acquisition and Divestitures, Note 12 Other, Net and Note 15 Accumulated Other Comprehensive Loss in the consolidated financial statements.
     In August 2010, the Company sold its asphalt operations, previously acquired as a part of Armor Materials, and a ready mix plant, both included in the Construction Products Group, for $30.8 million recognizing a gain of $3.8 million after the write-off of $16.5 million in related goodwill.
Overall Summary for Continuing Operations
     Revenues

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
	($ in millions)
Rail Group	$57.3	$73.7	$131.0	$87.4	$78.7	$166.1	(21.1)%
Construction Products Group	155.7	4.7	160.4	141.1	5.2	146.3	9.6
Inland Barge Group	98.9	—	98.9	113.8	—	113.8	(13.1)
Energy Equipment Group	103.0	3.6	106.6	130.2	2.5	132.7	(19.7)
Railcar Leasing and Management Services Group	122.1	—	122.1	81.5	—	81.5	49.8
All Other	3.0	9.4	12.4	3.4	7.8	11.2	10.7
Eliminations — lease subsidiary	—	(69.6)	(69.6)	—	(75.0)	(75.0)
Eliminations — other	—	(21.8)	(21.8)	—	(19.2)	(19.2)

Consolidated Total	$540.0	$—	$540.0	$557.4	$—	$557.4	(3.1)

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
	($ in millions)
Rail Group	$131.6	$185.9	$317.5	$409.5	$343.8	$753.3	(57.9)%
Construction Products Group	433.0	16.7	449.7	414.3	8.8	423.1	6.3
Inland Barge Group	295.8	—	295.8	407.5	—	407.5	(27.4)
Energy Equipment Group	304.8	7.2	312.0	389.5	6.1	395.6	(21.1)
Railcar Leasing and Management Services Group	362.9	—	362.9	437.4	—	437.4	(17.0)
All Other	9.0	25.5	34.5	8.8	27.2	36.0	(4.2)
Eliminations — lease subsidiary	—	(173.5)	(173.5)	—	(330.3)	(330.3)
Eliminations — other	—	(61.8)	(61.8)	—	(55.6)	(55.6)

Consolidated Total	$1,537.1	$—	$1,537.1	$2,067.0	$—	$2,067.0	(25.6)

     Our revenues for the three and nine month periods ended September 30, 2010 decreased primarily due to the continuing impact of the economic downturn on the markets we serve, especially the new railcar market, partially offset by the inclusion of the operating results of TRIP Holdings in the consolidated statements of operations for the three and nine months ended September 30, 2010. See discussion below regarding the Railcar Leasing and Management Services Group.

     Operating Profit (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)
Rail Group	$3.3	$(12.0)	$(7.3)	$(346.5)
Construction Products Group	20.3	13.1	40.7	27.1
Inland Barge Group	22.4	26.7	52.2	95.9
Energy Equipment Group	6.0	16.2	29.9	59.7
Railcar Leasing and Management Services Group	52.9	30.3	150.3	118.2
All Other	(1.3)	0.1	(6.0)	1.2
Corporate	(9.5)	(7.3)	(28.5)	(22.7)
Eliminations — lease subsidiary	(0.9)	(1.9)	(6.4)	(19.6)
Eliminations — other	(1.2)	(0.6)	(2.0)	(3.1)

Consolidated Total	$92.0	$64.6	$222.9	$(89.8)

     Operating profit for the three month period ended September 30, 2010 increased primarily as a result of the inclusion of the results of operations of TRIP Holdings in 2010, the recognition of a gain of $10.2 million from the disposition of flood-damaged property, plant and equipment in our Inland Barge Group and the acquisition of Quixote Corporation in the first quarter of 2010. Excluding the goodwill impairment charge of $325 million recorded during the three months ended June 30, 2009, operating profit for the nine month periods ended September 30, 2010 generally decreased as a result of lower revenues amid highly competitive markets.
     Other Income and Expense. Interest expense, net of interest income, was $45.0 million and $135.3 million, respectively, for the three and nine month periods ended September 30, 2010 compared to $31.3 million and $88.5 million, respectively, for the same periods last year. Interest income was unchanged from the same quarter last year and increased $0.1 million over the same nine month period last year. Interest expense increased $13.7 million and $46.9 million, respectively, over the same periods last year due to the inclusion of TRIP Holdings interest expense of $11.7 million and $35.3 million, respectively, in 2010 and an increase in debt levels, including $238.3 million of secured railcar equipment notes for the Leasing Group entered into in November 2009. The increase in Other, net expense for the three month period ended September 30, 2010 of $4.6 million was primarily due to higher foreign currency translation expense and lower gains on equity investments. The increase in Other, net expense for the nine month period ended September 30, 2010 of $6.0 million was primarily due to lower gains in 2010 on equity investments and the recorded decline in fair value of the Company’s pre-acquisition investment in Quixote Corporation partially offset by lower foreign currency translation losses.
     Income Taxes. The effective tax rates for continuing operations for the three and nine month periods ended September 30, 2010 were 32.5% and 34.1%, respectively. For the both the three and nine month periods ended September 30, 2010 the effective tax rate varied from the federal statutory rate of 35.0% due primarily to the release of income tax reserves in excess of the amounts settled, state income taxes and discrete adjustments related to foreign and state taxes during the periods ended September 30, 2010. The prior year effective tax rate for continuing operations for the three month period ended September 30, 2009 was 38.5% and varied from the federal statutory rate of 35.0% due primarily to state income taxes and discrete adjustments related to foreign and state taxes. The effective tax rate for continuing operations for the nine month period ended September 30, 2009 was 12.2% and varied from the 35% federal statutory rate due primarily to the 2009 second quarter goodwill impairment charge not being fully deductible for income tax purposes; the recording in the 2009 second quarter of a $6.3 million valuation reserve related to the utilization of foreign tax credits previously benefited; and state income taxes and other discrete adjustments related to foreign and state taxes.
Rail Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent	2010	2009	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Rail	$97.6	$139.2	(29.9)%	$223.7	$661.1	(66.2)%
Components	33.4	26.9	24.2	93.8	92.2	1.7

Total revenues	$131.0	$166.1	(21.1)	$317.5	$753.3	(57.9)

Operating profit (loss)	$3.3	$(12.0)		$(7.3)	$(346.5)
Operating profit (loss) margin	2.5%	(7.2)%		(2.3)%	(46.0)%
     Railcar shipments decreased 30% to approximately 1,140 railcars and 67% to approximately 2,525 railcars during the three and nine month periods ended September 30, 2010, compared to the same periods in 2009. As of September 30, 2010, our Rail Group backlog consisted of approximately 4,860 railcars as compared to approximately 3,160 railcars as of September 30, 2009. The railcar backlog dollar value as of September 30, 2010 and September 30, 2009 was as follows:

	As of September 30,
	2010	2009
	(in millions)
External Customers	$250.8	$129.7
Leasing Group	137.6	134.1

Total	$388.4	$263.8

     The total amount of the backlog dedicated to the Leasing Group was supported by lease agreements with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery.
     For the three month period ended September 30, 2010, the operating profit for the Rail Group increased $15.3 million compared to the same period last year. For the nine month period ended September 30, 2010, the operating loss for the Rail Group decreased $339.2 million compared to the same period last year. This decrease was primarily due to a $325 million goodwill impairment charge during the quarter ended June 30, 2009. The effect of significantly reduced railcar deliveries on operating profit during 2010 was offset by a reduction in operating expenses.
     In the three months ended September 30, 2010, railcar shipments included sales to the Leasing Group of $69.6 million compared to $75.0 million in the comparable period in 2009 with a deferred profit of $0.9 million compared to $1.9 million for the same period in 2009. In the nine months ended September 30, 2010, railcar shipments included sales to the Leasing Group of $173.5 million compared to $330.3 million in the comparable period in 2009 with a deferred profit of $6.4 million compared to $19.6 million for the same period in 2009. Sales to the Leasing Group and related profits are included in the operating results of the Rail Group but are eliminated in consolidation. There were no railcar sales to TRIP Leasing during the three and nine month periods ended September 30, 2010. Results for the nine month period ended September 30, 2009 included $113.0 million in railcars sold to TRIP Leasing, that resulted in a gain of $11.2 million of which $2.8 million in profit was deferred based on our equity interest. There were no railcar sales to TRIP Leasing during the three month period ended September 30, 2009. See Note 6 Investment in TRIP Holdings of the consolidated financial statements for information about TRIP Leasing.
Construction Products Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent	2010	2009	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Concrete and Aggregates	$70.3	$72.2	(2.6)%	$200.9	$236.0	(14.9)%
Highway Products	87.0	72.6	19.8	243.2	180.6	34.7
Other	3.1	1.5	106.7	5.6	6.5	(13.8)

Total revenues	$160.4	$146.3	9.6	$449.7	$423.1	6.3

Operating profit	$20.3	$13.1		$40.7	$27.1
Operating profit margin	12.7%	9.0%		9.1%	6.4%
     The increase in revenues for the three and nine month periods ended September 30, 2010 compared to the same periods in 2009 was attributable to revenues from the acquisition of Quixote Corporation partially offset by a decline in the economic conditions related to the markets served by our Concrete and Aggregates operations and the divestiture of our asphalt operations in August 2010. Operating profit for the three and nine months ended September 30, 2010 compared to the same periods in 2009 increased as a result of the Quixote acquisition and higher Highway Products volume, lower operating costs and $3.8 million in gains recognized from divestitures in our Concrete and Aggregates business during the quarter ended September 30, 2010. Additionally, operating profit for the nine months ended September 30, 2009 included a $2.8 million write down of inventory to market value. See Note 2 Acquisitions and Divestitures in the consolidated financial statements.

Inland Barge Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent	2010	2009	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues	$98.9	$113.8	(13.1)%	$295.8	$407.5	(27.4)%

Operating profit	$22.4	$26.7		$52.2	$95.9
Operating profit margin	22.6%	23.5%		17.6%	23.5%
     Operating profit for the third quarter included a $10.2 million gain from the disposition of damaged property, plant, and equipment resulting from a flood at our barge manufacturing facilities in May 2010. For the three and nine month periods ended September 30, 2010 our barge manufacturing operations incurred approximately $0.5 million and $3.9 million, respectively, in costs, net of insurance advances, related to damages and lost productivity resulting from the flood. Excluding the effects of this flood, revenues and operating profit decreased for the three and nine month periods ended September 30, 2010 compared to the same periods in the prior year due to a change in the mix of tank barge types and more competitive hopper barge prices overall. Operating profit for the nine months ended September 30, 2009 included the refund of $1.6 million in unclaimed settlement funds related to a legal settlement. No refunds were received during the three months ended September 30, 2009 or during the three and nine months ended September 30, 2010 for the same settlement. As of September 30, 2010, the backlog for the Inland Barge Group was approximately $515.6 million compared to approximately $347.7 million as of September 30, 2009.
Energy Equipment Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent	2010	2009	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Structural wind towers	$65.2	$93.5	(30.3)%	$198.2	$285.6	(30.6)%
Other	41.4	39.2	5.6	113.8	110.0	3.5

Total revenues	$106.6	$132.7	(19.7)	$312.0	$395.6	(21.1)

Operating profit	$6.0	$16.2		$29.9	$59.7
Operating profit margin	5.6%	12.2%		9.6%	15.1%
     Revenues and operating profit decreased for the three and nine month periods ended September 30, 2010 compared to the same periods in 2009 due to lower structural wind tower shipments, reduced operating efficiency, and lower margins on certain wind towers shipped in Mexico. As of September 30, 2010, the backlog for structural wind towers was approximately $1.0 billion compared to approximately $1.1 billion as of September 30, 2009.

Railcar Leasing and Management Services Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent	2010	2009	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Wholly owned subsidiaries:
Leasing and management	$86.1	$80.0	7.6%	$256.2	$245.6	4.3%
Sales of cars from the lease fleet	7.2	1.5	380.0	18.8	191.8	(90.2)

	93.3	81.5		275.0	437.4
TRIP Holdings:
Leasing and management	28.8	—	—	87.0	—	—
Sales of cars from the lease fleet	—	—	—	0.9	—	—

	28.8	—	—	87.9	—	—

Total revenues	$122.1	$81.5	49.8	$362.9	$437.4	(17.0)

Operating Profit:
Wholly owned subsidiaries:
Leasing and management	$34.3	$30.3		$94.9	$97.9
Sales of cars from the lease fleet	2.3	0.0		4.5	20.3

	36.6	30.3		99.4	118.2
TRIP Holdings:
Leasing and management	16.3	—		50.9	—
Sales of cars from the lease fleet	—	—		—	—

	16.3	—		50.9	—

Total operating profit	$52.9	$30.3		$150.3	$118.2

Operating profit margin:
Leasing and management	44.0%	37.9%		42.5%	39.9%
Sales of cars from the lease fleet	31.9	0.0		22.8	10.6
Total operating profit margin	43.3	37.2		41.4	27.0

Fleet utilization:
Wholly owned subsidiaries	98.9%	97.2%		98.9%	97.2%
TRIP Holdings	99.6%	—		99.6%	—
     Total revenues increased for the three month period ended September 30, 2010 compared to the same period last year due to increased sales from the lease fleet, as well as increased rental revenues due to fleet growth and higher rental rates. Total revenues decreased for the nine month period ended September 30, 2010 compared to the same period last year due to decreased sales from the lease fleet including $183.8 million in sales to TRIP Leasing for the nine months ended September 30, 2009. Higher fleet utilization related to our wholly owned subsidiaries resulted in higher revenues. Additionally, due to the adoption of an accounting pronouncement, the Leasing Group’s results of operations for the three and nine months ended September 30, 2010 include TRIP Holdings and its subsidiary, TRIP Leasing. See Note 1 Summary of Significant Accounting Policies — Basis of Presentation and Note 6 Investment in TRIP Holdings in the consolidated financial statements for further discussion.
     Operating profit for the three and nine month periods ended September 30, 2010 increased compared to the same periods in 2009 due to the inclusion of TRIP Holdings in the Leasing Group’s results of operations partially offset by higher maintenance expenses and, for the nine month period ended September 30, 2010, lower profit from lease fleet sales. Results for the nine months ended September 30, 2009 included $183.8 million in sales of railcars to TRIP Leasing that resulted in the recognition of previously deferred gains of $30.3 million of which $7.6 million were deferred based on our equity interest. There were no sales to TRIP Leasing during the three months ended September 30, 2009 or during the three and nine months ended September 30, 2010. For the nine months ended September 30, 2009, operating profit included $2.3 million in structuring and placement fees related to TRIP Holdings that were expensed. There were no structuring and placement fees expensed during the three months ended September 30, 2009 or during the three and nine months ended September 30, 2010.
     To fund the continued expansion of its lease fleet to meet market demand, the Leasing Group generally uses its non-recourse $475 million warehouse facility or excess cash to provide initial financing for a portion of the purchase price of the railcars. After initial financing, the Leasing Group generally obtains long-term financing for the railcars in the lease fleet through non-recourse asset-backed securities, long-term non-recourse operating leases pursuant to sales/leaseback transactions, or long-term recourse debt such as equipment trust certificates. See Financing Activities.

     As of September 30, 2010, information regarding the Leasing Group’s lease fleet follows:

			Average remaining
	No. of cars	Average age	lease term
Wholly owned subsidiaries	51,640	5.8	3.5
TRIP Holdings	14,700	3.1	3.8
All Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Percent	2010	2009	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues	$12.4	$11.2	10.7%	$34.5	$36.0	(4.2)%
Operating profit (loss)	$(1.3)	$0.1		$(6.0)	$1.2
     The increase in revenues for the three month period ended September 30, 2010 over the same period last year was primarily due to an increase in intersegment sales by our transportation company while the decrease in revenues for the nine month period ended September 30, 2010 when compared to 2009 was primarily due to a decrease in intersegment sales by our transportation company. Operating profit decreased for the three and nine month periods ended September 30, 2010 over the same period last year due to gains on property dispositions in 2009.
Liquidity and Capital Resources
Cash Flows
     Operating Activities. Net cash provided by operating activities of continuing operations for the nine months ended September 30, 2010 and 2009 was $47.2 million and $530.0 million, respectively. Excluding the goodwill impairment charge of $325 million recorded during the three months ended June 30, 2009, cash flow from operating activities was lower due to lower operating profits in 2010 compared with 2009 and an overall increase in accounts receivable and inventories in 2010 offset partially by an increase in accounts payable.
     Accounts receivables at September 30, 2010 as compared to the accounts receivables balance at December 31, 2009 increased by $81.8 million or approximately 51.2% due primarily to higher receivables from the Rail and Construction Products groups. Raw materials inventory at September 30, 2010 increased by $90.0 million or approximately 92.9% since December 31, 2009 primarily attributable to higher levels in our Rail, Inland Barge and Energy Equipment groups required to meet production demands. Finished goods inventory did not change significantly since December 31, 2009. Accounts payable increased by $58.1 million from December 31, 2009 primarily due to higher production levels in the business groups mentioned. Accrued liabilities decreased by $40.1 million from December 31, 2009 primarily due to the settlement of year-end liabilities during 2010. We continually review reserves related to bad debt as well as the adequacy of lower of cost or market valuations related to accounts receivable and inventory.
     Investing Activities. Net cash required by investing activities for the nine months ended September 30, 2010 was $332.7 million compared to $51.4 million of cash required by investing activities for the same period last year. Investments in short-term marketable securities increased by $150.0 million during the nine months ended September 30, 2010. Capital expenditures for the nine months ended September 30, 2010 were $204.7 million, of which $173.2 million were for additions to the lease fleet and $9.7 million were for replacement of flood-damaged property. This compares to $358.4 million of capital expenditures for the same period last year, of which $320.6 million were for additions to the lease fleet. Proceeds from the sale of property, plant, and equipment were $68.9 million for the nine months ended September 30, 2010 composed primarily of the sale of assets in our Construction Products Group for $30.8 million, railcar sales from the lease fleet totaling $19.6 million, and proceeds from the disposition of flood-damaged property, plant and equipment of $11.9 million. This compares to $307.0 million for the same period in 2009 composed primarily of railcar sales from the lease fleet, which included $183.8 million to TRIP Leasing, and the sale of non-operating assets. Cash required related to acquisitions amounted to $46.9 million, excluding $17.1 million in cash balances acquired from Quixote.
     Financing Activities. Net cash required by financing activities during the nine months ended September 30, 2010 was $175.1 million compared to $95.0 million of cash required by financing activities for the same period in 2009. During the nine months ended September 30, 2010 we retired $117.3 million in debt including $40.0 million in debt assumed as a result of the Quixote acquisition. We also purchased an additional equity interest in TRIP Holdings from one of its other investors for $28.6 million. We intend to use our cash and credit facilities to fund the operations, expansions, and growth initiatives of the Company.
     At September 30, 2010 and for the nine month period then ended, there were no borrowings under our $425 million revolving credit facility that matures on October 19, 2012. Interest on the revolving credit facility is calculated at prime or

LIBOR plus 87.5 basis points. After $81.1 million was considered for letters of credit, $343.9 million was available under the revolving credit facility as of September 30, 2010.
     The $475 million TILC warehouse loan facility, established to finance railcars owned by TILC, had $137.2 million outstanding and $337.8 million available as of September 30, 2010. The warehouse loan is a non recourse obligation, secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 2.80% at September 30, 2010. The warehouse loan facility matures February 2011 and, unless renewed, will be payable in three installments in August 2011, February 2012, and August 2012. There were no new borrowings under this facility for the nine month period ended September 30, 2010. TILC plans to renew this facility on terms and conditions that are customary for this type of financing.
     In June 2007, TRIP Leasing entered into a $1.19 billion Warehouse Loan Agreement which contains a floating rate revolving facility (the “TRIP Warehouse Loan”). The TRIP Warehouse Loan is a non recourse obligation, secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by TRIP Leasing. The TRIP Warehouse Loan consists of Tranche A bearing an interest rate of the one month USD Libor plus 1.00% and Tranche B bearing an interest rate of the one month USD Libor plus 2.25%. The TRIP Warehouse Loan had a two year revolving availability period which ended in June 2009. From June 2010 through June 2011, all excess cash flow, as defined by the Warehouse Loan Agreement, must be applied to reductions in principal in lieu of dividends to equity members of TRIP Holdings. Commencing June 2011, the outstanding balance is due in four quarterly installments ending March 2012. The quarterly installment due dates are subject to extension by written agreement between TRIP Leasing and its lenders. TRIP Leasing is considering a number of financing alternatives to address these quarterly installments, the first of which becomes due in June 2011.
     On October 25, 2010, Trinity Rail Leasing 2010 LLC, a Delaware limited liability company (“TRL 2010”), a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $369.2 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2010-1 (“2010 Secured Railcar Equipment Notes”). The 2010 Secured Railcar Equipment Notes were issued pursuant to an Indenture, dated as of October 25, 2010 between TRL 2010 and Wilmington Trust Company, as indenture trustee. The 2010 Secured Railcar Equipment Notes bear interest at a fixed rate of 5.194%, are payable monthly, and have a stated final maturity date of October 16, 2040. The 2010 Secured Railcar Equipment Notes are limited recourse obligations of TRL 2010 only, secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets of TRL 2010 acquired and owned by TRL 2010. Additionally, in October 2010, Trinity notified the holders of its 6.5% Senior Notes due March 2014 that it will redeem all such notes outstanding on November 26, 2010 at a redemption price of 102.167%. The Company intends to use a portion of the proceeds from the TRL 2010 financing to fund the redemption.
     On December 8, 2009, the Company’s Board of Directors authorized an extension of its stock repurchase program. This extension allows for the repurchase of the Company’s common stock through December 31, 2010. The repurchase program commenced in 2007 when $200 million of shares were authorized for repurchase. No shares were repurchased under this program for the three and nine months ended September 30, 2010. Since the inception of this program through September 30, 2010, the Company has repurchased a total of 3,532,728 shares at a cost of approximately $67.5 million.
     The economic and financial crisis experienced by the United States economy since 2008 has impacted our businesses. New orders for railcars and barges dropped significantly in 2009 as the transportation industry saw a significant decline in the shipment of freight. The transportation industry experienced weakness throughout 2009 continuing through the first nine months of 2010. Orders for structural wind towers have been slow since mid-2008 when green energy companies experienced tightened credit markets coupled with lower prices for electricity and natural gas sales. The slowdown in the residential and commercial construction markets impacted our Construction Products Group as well. We continually assess our manufacturing capacity and take steps to align our production capacity with demand for our products. As a result of our assessment, we have adapted to the rapid decline in market conditions by reducing our production footprint and staffing levels and causing certain facilities to be on non-operating status, but to the extent that demand increases, these facilities on non-operating status would be available for future operations.
Equity Investment
     See Note 6 of the Consolidated Financial Statements for information about the investment in TRIP Holdings.
Future Operating Requirements
     We expect to finance future operating requirements with cash flows from operations, and depending on market conditions, short-term and long-term debt, and equity. Debt instruments that the Company has utilized include its revolving credit facility, the warehouse facility, senior notes, convertible subordinated notes, asset-backed securities, and sale/leaseback transactions. The Company has also issued equity at various times. As of September 30, 2010, the Company had $343.9 million available under its revolving credit facility and $337.8 million available under its warehouse facility. Despite the volatile conditions in both the credit and stock markets, the Company believes it has access to adequate capital resources to fund operating requirements and is active in the credit markets.
Off Balance Sheet Arrangements
     See Note 5 of the Consolidated Financial Statements for information about off balance sheet arrangements.
Derivative Instruments
     We use derivative instruments to mitigate the impact of changes in interest rates and zinc, natural gas, and diesel fuel prices, as well as to convert a portion of our variable-rate debt to fixed-rate debt. Additionally, we use derivative instruments to mitigate the impact of unfavorable fluctuations in foreign currency exchange rates. We also use derivatives to lock in fixed interest rates in anticipation of future debt issuances. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with accounting standards issued by the FASB. See Note 3 Fair Value Accounting to the consolidated financial statements for discussion of how the Company valued its commodity hedges and interest rate swaps at September 30, 2010.
     Interest rate hedges

			Included in accompanying balance sheet
			at September 30, 2010
				AOCL –
	Notional	Interest		expense/	Noncontrolling
	Amount	Rate[1]	Liability	(income)	Interest
	(in millions, except %)
Interest rate locks:
2005-2006	$200.0	4.87%	—	$(2.7)	—
2006-2007	$370.0	5.34%	—	$15.0	—

Interest rate swaps:
TILC warehouse	$200.0	1.798%	$0.6	—	—
TRIP warehouse	$856.7	3.664%	$68.2	$13.5	$28.1
2008 debt issuances	$510.8	4.126%	$59.1	$56.9	—

[1]	Weighted average fixed interest rate

	Effect on interest expense — increase/(decrease)
	Three Months Ended		Nine Months Ended		Expected effect
	September 30,		September 30,		during next
	2010	2009	2010	2009	twelve months[2]
	(in millions)
Interest rate locks:
2005-2006	$(0.1)	$(0.1)	$(0.3)	$(0.3)	$(0.4)
2006-2007	$0.9	$1.0	$2.8	$3.0	$3.6

Interest rate swaps:
TILC warehouse	$0.1	$1.1	$0.5	$2.5	$0.6
TRIP warehouse	$7.2	—	$22.0	—	$26.8
2008 debt issuances	$4.5	$5.2	$15.2	$15.2	$18.9

[2]	Based on fair value as of September 30, 2010.
     During 2005 and 2006, we entered into interest rate swap transactions in anticipation of a future debt issuance. These instruments, with a notional amount of $200 million, fixed the interest rate on a portion of a future debt issuance associated with a railcar leasing transaction in 2006 and settled at maturity in the first quarter of 2006. These interest rate swaps were being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in AOCL through the date the related debt issuance closed in May 2006. The balance is being amortized over the term of the related debt. The effect on interest expense is due to amortization of the AOCL balance.
     In anticipation of a future debt issuance, we entered into interest rate swap transactions during the fourth quarter of 2006 and during 2007. These instruments, with a notional amount of $370 million, hedged the interest rate on a portion of a future debt issuance associated with an anticipated railcar leasing transaction, which closed in May 2008. These instruments settled during the second quarter of 2008 and were accounted for as cash flow hedges with changes in the fair value of the instruments of $24.5 million recorded as a loss in AOCL through the date the related debt issuance closed in May 2008. The balance is being amortized over the term of the related debt. The effect on interest expense is due to amortization of the AOCL balance.

     During 2008, we entered into interest rate swap transactions, with a notional amount of $200 million, which are being used to counter our exposure to changes in the variable interest rate associated with our warehouse facility. The effect on interest expense includes the mark to market valuation on the interest rate swap transactions and monthly interest settlements. These interest rate hedges are due to expire during the fourth quarter of 2010.
     In May 2008, we entered into an interest rate swap transaction that is being used to fix the LIBOR component of the debt issuance which closed in May 2008. The effect on interest expense results from monthly interest settlements.
     Between 2007 and 2009, TRIP Holdings entered into interest rate swap transactions, all of which qualify as cash flow hedges. As of September 30, 2010, maturities for cash flow hedges ranged from 2011-2023. The effect on interest expense results from monthly interest settlements.
     See Note 11 Debt for a discussion of the related debt instruments.
     Other Derivatives

	Effect on operating income — increase/(decrease)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)
Fuel hedges[1]
Effect of mark to market valuation	$—	$—	$(0.1)	$(0.3)
Settlements	(0.1)	—	(0.1)	(1.2)

	$(0.1)	$—	$(0.2)	$(1.5)

Foreign exchange hedges[2]	$(0.3)	$(0.2)	$(0.6)	$(1.2)

[1]	Included in cost of revenues in the accompanying consolidated statement of operations

[2]	Included in other, net in the accompanying consolidated statement of operations
     Natural gas and diesel fuel
     We continue a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded for these instruments in the consolidated balance sheet as of September 30, 2010 was not significant.
     Foreign Exchange Hedge
     During the nine month periods ended September 30, 2010 and 2009, we entered into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. These instruments are short term with quarterly maturities and no remaining balance in AOCL as of September 30, 2010.
     Zinc
     We maintain a program to mitigate the impact of fluctuations in the price of zinc purchases. The intent of this program is to protect our operating profit from adverse price changes by entering into derivative instruments. The effect of these derivative instruments on the consolidated financial statements for the three and nine months ended September 30, 2010 was not significant.
Contractual Obligation and Commercial Commitments
     As of September 30, 2010, other commercial commitments related to letters of credit decreased slightly to $81.1 million from $89.6 million as of December 31, 2009. Refer to Note 11 of the Consolidated Financial Statements for changes to our outstanding debt and maturities. Other commercial commitments that relate to operating leases including sale/leaseback transactions were basically unchanged as of September 30, 2010.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There has been no material change in our market risks since December 31, 2009 as set forth in Item 7A of our 2009 Form 10-K. Refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of debt-related activity and the impact of hedging activity for the three and nine months ended September 30, 2010.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended September 30, 2010:

Maximum
Number (or
			Total	Approximate
			Number of	Dollar Value)
			Shares (or	of
			Units)	Shares (or
			Purchased	Units)
			as	that May Yet
			Part of	Be
		Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans
Period	Purchased(1)	Share (1)	Programs (2)	or Programs (2)
July 1, 2010 through July 31, 2010	167	$19.24	—	$132,536,481
August 1, 2010 through August 31, 2010	148	$16.48	—	$132,536,481
September 1, 2010 through September 30, 2010	1,764	$21.04	—	$132,536,481

Total	2,079	$20.57	—	$132,536,481

(1)	These columns include the following transactions during the three months ended September 30, 2010: (i) the surrender to the Company of 727 shares of Common Stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and (ii) the purchase of 1,352 shares of common stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust.

(2)	On December 8, 2009, the Company’s Board of Directors authorized an extension of its stock repurchase program. This extension allows for the repurchase of the Company’s common stock through December 31, 2010. The repurchase program commenced in 2007 when $200 million of shares were authorized for repurchase. No shares were purchased under this program for the three months ended September 30, 2010. Since the inception of this program through September 30, 2010, the Company has repurchased a total of 3,532,728 shares at a cost of approximately $67.5 million.
Item 3. Defaults Upon Senior Securities
     None.
Item 5. Other Information
     We operate eleven (11) wholly-owned quarries, which are considered surface mines and subject to regulation by the Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). The Company does not own or operate underground mines.
     On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”) was enacted. Section 1503(a) of the Financial Reform Act requires that we disclose in this report certain information about each of our quarries, such as the number and types of violations and orders issued under the Mine Act by MSHA. With respect to all 11 quarries, the Company had no MSHA notices, orders, or citations to report for the three month period ended September 30, 2010. However, the Company did receive two (2) MSHA assessments of $100 (one hundred dollars) each, one for the Ellis County, Texas quarry (MSHA ID No. 4102946) and one for the Kaufman County, Texas quarry (MSHA ID No. 4104113) during this three month period.

Item 6. Exhibits

Exhibit Number	Description

10.1	Seventh Amendment to the Second Amended and Restated Credit Agreement dated September 7, 2010, amending the Second Amended and Restated Credit Agreement dated April 20, 2005 (filed herewith).

10.2	Indenture dated as of October 25, 2010, between Trinity Rail Leasing 2010 LLC and Wilmington Trust Company, as indenture trustee (filed herewith).

10.3	Purchase and Contribution Agreement, dated as of October 25, 2010, among Trinity Rail Leasing Warehouse Trust, Trinity Industries Leasing Company, and Trinity Rail Leasing 2010 LLC (filed herewith).

10.4	Note Purchase Agreement dated October 18, 2010 among Trinity Industries, Inc., Trinity Industries Leasing Company, Trinity Rail Leasing 2010 LLC, Credit Suisse Securities (USA) LLC, Lloyds TSB Bank PLC, Credit Agricole Securities (USA) Inc., Wells Fargo Securities, LLC, and Rabo Securities USA, Inc. (filed herewith).

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer (filed herewith).

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed electronically herewith)*

101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC. Registrant	By /s/ JAMES E. PERRY James E. Perry
Vice President and
Chief Financial Officer
October 28, 2010

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Seventh Amendment to the Second Amended and Restated Credit Agreement dated September 7, 2010, amending the Second Amended and Restated Credit Agreement dated April 20, 2005 (filed herewith).

10.2	Indenture dated as of October 25, 2010, between Trinity Rail Leasing 2010 LLC and Wilmington Trust Company, as indenture trustee (filed herewith).

10.3	Purchase and Contribution Agreement, dated as of October 25, 2010, among Trinity Rail Leasing Warehouse Trust, Trinity Industries Leasing Company, and Trinity Rail Leasing 2010 LLC (filed herewith).

10.4	Note Purchase Agreement dated October 18, 2010 among Trinity Industries, Inc., Trinity Industries Leasing Company, Trinity Rail Leasing 2010 LLC, Credit Suisse Securities (USA) LLC, Lloyds TSB Bank PLC, Credit Agricole Securities (USA) Inc., Wells Fargo Securities, LLC, and Rabo Securities USA, Inc. (filed herewith).

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer (filed herewith).

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed electronically herewith)*

101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.