Form 10-K
period 2010-12-31
TRINITY INDUSTRIES INC
filed 2011-02-17
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-6903

Trinity Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	75-0225040 (I.R.S. Employer Identification No.)

2525 Stemmons Freeway, Dallas, Texas (Address of principal executive offices)	75207-2401 (Zip Code)

Registrant’s telephone number, including area code: (214) 631-4420
Securities Registered Pursuant to Section 12(b) of the Act

Name of each exchange
Title of each class	on which registered

Common Stock ($1.00 par value)	New York Stock Exchange, Inc.

Securities registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑  No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2010) was $1,374.4 million.

At January 31, 2011 the number of shares of common stock outstanding was 79,765,319.

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive 2011 Proxy Statement.

TRINITY INDUSTRIES, INC.

FORM 10-K

	Caption	Page

	PART I
Item 1.	Business	1
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	14
Item 2.	Properties	15
Item 3.	Legal Proceedings	15

	PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
Item 6.	Selected Financial Data	19
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 8.	Financial Statements and Supplementary Data	39
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	80
Item 9A.	Controls and Procedures	80
Item 9B.	Other Information	80

	PART III
Item 10.	Directors, Executive Officers and Corporate Governance	82
Item 11.	Executive Compensation	82
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	82
Item 13.	Certain Relationships and Related Transactions, and Director Independence	83
Item 14.	Principal Accountant Fees and Services	83

	PART IV
Item 15.	Exhibits and Financial Statement Schedules	84
EX-10.2.1
EX-10.10.1
EX-10.10.2
EX-10.10.4
EX-10.17
EX-10.21
EX-12
EX-21
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

Item 1.	Business.

General Development of Business.  Trinity Industries, Inc. and its consolidated subsidiaries, (“Trinity”, “Company”, “we”, or “our”) headquartered in Dallas, Texas, is a multi-industry company that owns a variety of market-leading businesses which provide products and services to the industrial, energy, transportation, and construction sectors. Trinity was incorporated in 1933.

Trinity became a Delaware Corporation in 1987. Our principal executive offices are located at 2525 Stemmons Freeway, Dallas, Texas 75207-2401, our telephone number is 214-631-4420, and our Internet website address is www.trin.net.

Financial Information About Industry Segments. Financial information about our industry segments for the years ended December 31, 2010, 2009, and 2008 is presented in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Narrative Description of Business. We manufacture and sell railcars and railcar parts in addition to leasing railcars to our customers through our integrated business model, which includes a captive leasing business, Trinity Industries Leasing Company (“TILC”). We also manufacture and sell inland barges, structural wind towers, concrete and aggregates, highway products, tank containers, and a variety of steel parts and components.

We serve our customers through the following five business groups:

Rail Group. Through wholly-owned subsidiaries, our Rail Group is the leading freight railcar manufacturer in North America (“Trinity Rail Group” or “Rail Group”). We provide a full complement of railcars used for transporting a wide variety of liquids, gases, and dry cargo.

Trinity Rail Group offers a complete array of railcar solutions to our customers. We manufacture a full line of railcars, including:

•	Auto Carrier Cars — Auto carrier cars transport automobiles and a variety of other vehicles.

•	Box Cars — Box cars transport products such as food products, auto parts, wood products, and paper.

•	Gondola Cars — Rotary gondola cars are primarily used for coal service. Top-loading gondola cars transport a variety of other heavy bulk commodities such as scrap metals and steel products.

•	Hopper Cars — Covered hopper cars carry cargo such as grain, distillers dried grain, dry fertilizer, plastic, cement, and sand. Open-top hoppers are most often used to haul coal and aggregates.

•	Intermodal Cars — Intermodal cars transport intermodal containers and trailers, which are generally interchangeable among railcars, trucks, and ships.

•	Specialty Cars — Specialty cars are designed to address the special needs of a particular industry or customer, such as waste-hauling gondolas, side dump cars, and pressure differential cars used to haul fine grain food products such as starch and flour.

•	Tank Cars — Tank cars transport products such as liquefied petroleum products, alcohol and renewable fuels, liquid fertilizer, and food and grain products such as vegetable oil and corn syrup.

We produce the widest range of railcars in the industry allowing us to capitalize on changing industry trends and developing market opportunities. We also provide a variety of railcar components primarily for the North American market from our plants in the United States and Mexico. We manufacture and sell railcar parts used in manufacturing and repairing railcars, such as couplers, axles, and other devices. We also have two repair and coating facilities located in Texas.

Our customers include railroads, leasing companies, and industrial shippers of products, such as utilities, petrochemical companies, grain shippers, agricultural product companies, and major construction and industrial companies. We compete against five major railcar manufacturers in the North American market.

For the year ended December 31, 2010, we shipped approximately 4,750 railcars, or approximately 29% of total North American railcar shipments. As of December 31, 2010, our Rail Group backlog was approximately $457.6 million consisting of approximately 5,960 railcars, including $111.0 million in orders from the Railcar Leasing and Management Services Group (“Leasing Group”). The total amount of orders in our backlog dedicated to the Leasing Group was supported by lease commitments with external customers.

We hold patents of varying duration for use in our manufacture of railcars and components. We believe patents offer a marketing advantage in certain circumstances. No material revenues are received from licensing of these patents.

Railcar Leasing and Management Services Group. Through wholly-owned subsidiaries, primarily TILC, and a majority owned subsidiary, TRIP Rail Holdings LLC (“TRIP Holdings”), we provide operating leases for tank cars and freight cars. As a provider of leasing and management services, our Leasing Group is an important strategic resource that uniquely links our Rail Group with our customers. Trinity’s Rail Group and TILC coordinate sales and marketing activities under the registered trade name TrinityRail®, thereby providing a single point of contact for railroads and shippers seeking solutions to their rail equipment and service needs.

Our railcars are leased to industrial shippers and railroads. These companies operate in the petroleum, chemical, agricultural, and energy industries, among others. Substantially all of our railcars are manufactured by our Rail Group. The terms of our railcar leases generally vary from one to twenty years and provide for fixed monthly rentals. A small percentage of our fleet is leased on a per diem basis. As of December 31, 2010, the lease fleet of our wholly-owned subsidiaries included approximately 51,910 owned or leased railcars that were 99.3% utilized. Of this total, approximately 40,690 railcars were owned by TILC and approximately 11,220 railcars were financed in sale leaseback transactions. TRIP Holdings’ lease fleet included approximately 14,700 owned railcars that were 99.9% utilized as of December 31, 2010.

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

Construction Products Group. Through wholly-owned subsidiaries, our Construction Products Group produces concrete and aggregates and manufactures highway products as well as other steel products for infrastructure related projects. Many of these lines of business are seasonal and revenues are impacted by weather conditions.

We are a leader in the supply of ready mix concrete in certain areas of Texas with additional plant locations in Arkansas. Our customers for concrete include contractors and subcontractors in the construction and foundation industry who are located near our plant locations. We also distribute construction aggregates, such as crushed stone, sand and gravel, asphalt rock, and recycled concrete in several regions of Texas as well as smaller operations in Arkansas and Louisiana. Our aggregates customers are primarily other concrete producers and paving contractors. We compete with ready mix concrete producers and aggregate producers located in the regions where we operate.

Our highway products business is the leading full line producer of guardrails, crash cushions, and other protective barriers that dissipate the force of impact in collisions between vehicles and fixed roadside objects in North America. Based on revenues, we believe we are the largest highway guardrail manufacturer in the United States, with a comprehensive nationwide guardrail supply network. The Federal Highway Administration, which determines which products are eligible for federal funds for highway projects, has approved most of our products as acceptable permanent and construction zone highway hardware according to requirements of the National Cooperative Highway Research Program.

Our crash cushions and other protective barriers include multiple proprietary products manufactured through various product license agreements with certain public and private research organizations and inventors. We hold patents and are a licensee for certain of our guardrail and end-treatment products which enhances our competitive position for these products.

We sell highway products in Canada, Mexico, and all 50 of the United States. We compete against several national and regional guardrail manufacturers. We also export our proprietary highway products to more than 50 countries worldwide.

Inland Barge Group. Through wholly-owned subsidiaries, our Inland Barge Group is the leading manufacturer of inland barges in the United States and the largest manufacturer of fiberglass barge covers. We manufacture a variety of dry cargo barges, such as deck barges, and open or covered hopper barges that transport various commodities, such as grain, coal, and aggregates. We also manufacture tank barges used to transport liquid products. Our fiberglass reinforced lift covers are used primarily for grain barges. Our four barge manufacturing facilities are located along the United States inland river systems, allowing for rapid delivery to our customers. Our Inland Barge Group backlog as of December 31, 2010 was approximately $508.0 million.

Our primary Inland Barge customers are commercial marine transportation companies. Many companies have the capability to enter into, and from time to time do enter into, the inland barge manufacturing business. We strive to compete through operational efficiency, timely delivery, and quality products.

Energy Equipment Group. Through wholly-owned subsidiaries, our Energy Equipment Group manufactures structural wind towers, tank containers and tank heads for pressure vessels, tank heads for non-pressure vessels, propane tanks, and utility, traffic, and lighting structures, along with power transmission poles.

We are a leading manufacturer of structural wind towers in North America for use in the wind energy market. These towers are manufactured in the United States and Mexico to customer specifications and installed by our customers. Our customers are generally turbine producers. Our structural wind towers backlog as of December 31, 2010 was approximately $1.0 billion.

We are a leading manufacturer of tank containers and tank heads for pressure and non-pressure vessels. We manufacture tanks in the United States and Mexico. We market a portion of our products in Mexico under the brand name of TATSA®.

We manufacture tank heads, which are pressed metal components used in the manufacturing of many of our finished products as well as pressure rated or non-pressure rated tank heads, depending on their intended use. We use a significant portion of the tank heads we manufacture in the production of our tank cars and containers. We also sell our tank heads to a broad range of other manufacturers. There is strong competition in the tank heads business.

We manufacture propane tanks that are used by industrial plants, utilities, residences, and small businesses in suburban and rural areas. We also manufacture fertilizer containers for bulk storage, farm storage, and the application and distribution of anhydrous ammonia. Our propane tank products range from nine-gallon tanks for motor fuel use to 1,800,000-gallon bulk storage spheres. We sell our propane tanks to propane dealers and large industrial users. In the United States we generally deliver the containers to our customers who install and fill the containers. Our competitors include large and small manufacturers of tanks.

We manufacture utility, traffic, and lighting structures, which are used principally by municipalities, and various other local and state governmental entities. We also manufacture transmission structures to be used in the erection of private and public electric transmission lines. These structures are manufactured in the United States and Mexico to customer specifications and installed by our customers.

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

Foreign Operations. Trinity’s foreign operations are primarily located in Mexico. Continuing operations included sales to foreign customers, primarily in Mexico, which represented 6.4%, 4.4%, and 3.7% of our consolidated revenues for the years ended December 31, 2010, 2009, and 2008, respectively. As of December 31,

2010 and 2009, we had approximately 3.5% and 5.1%, respectively, of our long-lived assets not held for sale located outside the United States.

We manufacture railcars, propane tank containers, tank heads, structural wind towers, and other parts at our Mexico facilities for local consumption as well as for export to the United States and other countries. Any material change in the quotas, regulations, or duties on imports imposed by the United States government and its agencies or on exports imposed by the government of Mexico or its agencies could adversely affect our operations in Mexico. Our foreign activities are also subject to various other risks of doing business in foreign countries, including currency fluctuations, political changes, changes in laws and regulations, social unrest, and economic instability. Although our operations have not been materially affected by any of these factors to date, any substantial disruption of business as it is currently conducted could adversely affect our operations at least in the short term.

Backlog. As of December 31, 2010 and 2009, our backlog was approximately as follows:

	As of December 31,
	2010	2009
	(in millions)

Rail Group
External Customers	$346.6	$75.6
Leasing Group	111.0	119.8

	$457.6	$195.4
Inland Barge	$508.0	$318.8
Structural wind towers	$1,000.0	$1,100.0

The total amount of orders in our backlog dedicated to the Leasing Group was supported by lease commitments with external customers.

Approximately 85% of our railcar backlog is expected to be delivered in the 12 months ending December 31, 2011 with the remainder in 2012. The majority of our backlog for barges is expected to be delivered in the 12 months ending December 31, 2011. For multi-year barge orders, the deliveries for 2011 are included in the backlog at this time; deliveries beyond 2011 are not included in the backlog if specific production quantities for future years have not been determined. Approximately 25% of our backlog for structural wind towers is expected to be delivered in 2011 with the remainder to be delivered evenly over 2012 and 2013.

Marketing. We sell substantially all of our products and services through our own sales personnel operating from offices in multiple locations in the United States as well as Canada, Mexico, the United Kingdom, Singapore, and Sweden. We also use independent sales representatives to a limited extent.

Raw Materials and Suppliers.

Railcar Specialty Components and Steel. Products manufactured at our railcar manufacturing facilities require a significant supply of raw materials such as steel, as well as numerous specialty components such as brakes, wheels, axles, side frames, bolsters, and bearings. Specialty components and steel purchased from third parties comprise approximately 60% of the production cost of each railcar. Although the number of alternative suppliers of specialty components has declined in recent years, at least two suppliers continue to produce most components. However, any unanticipated interruption in the supply chain of specialty components would have an impact on both our margins and production schedules.

The principal material used in our Rail, Inland Barge, and Energy Equipment Groups is steel. During 2010, the supply of steel was sufficient to support our manufacturing requirements. Market steel prices continue to exhibit short periods of volatility and ended 2010 significantly higher than 2009. Generally, we are able to mitigate a majority of this volatility through contract-specific purchasing practices and existing supplier commitments. Steel prices may continue to be volatile in part as a result of scrap surcharges assessed by steel mills and other market factors. We often use contractual price escalation provisions and other arrangements with our customers to reduce the impact of this volatility, thus minimizing the effect on our operating margins for the year.

In general, we believe there is enough capacity in the supply industry to meet current production levels. We believe the existing contracts and other relationships we have in place will meet our current production forecasts. However, any unanticipated interruption in our supply chain could have an adverse impact on both our margins and production schedules.

Aggregates. Aggregates can be found throughout the United States, and many producers exist nationwide. However, as a general rule, shipments from an individual quarry are limited in geographic scope because the cost of transporting processed aggregates to customers is high in relation to the value of the product itself. We operate 13 mining facilities strategically located in Texas, Arkansas, and Louisiana to fulfill some of our needs for aggregates.

Cement. Cement required for the concrete and aggregates business is received primarily from Texas and overseas. In 2010, the supply of cement was sufficient in our markets to meet demand. We have not experienced difficulties supplying concrete to our customers.

Employees. The following table presents the approximate headcount breakdown of employees by business group:

December 31,
Business Group	2010

Rail Group	2,610
Construction Products Group	1,710
Inland Barge Group	1,730
Energy Equipment Group	2,590
Railcar Leasing and Management Services Group	100
All Other	290
Corporate	240

9,270

As of December 31, 2010, approximately 6,310 employees were employed in the United States and approximately 2,960 employees were employed in Mexico.

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

Governmental Regulation.

Railcar Industry. The primary regulatory and industry authorities involved in the regulation of the railcar industry are the United States Environmental Protection Agency; the Research and Special Programs Administration and the Federal Railroad Administration, both divisions of the United States Department of Transportation; and the Association of American Railroads.

These organizations establish rules and regulations for the railcar industry and rail interchange, including construction specifications and standards for the design and manufacture of railcars and railcar parts; mechanical, maintenance, and related standards for railcars; safety of railroad equipment, tracks, and operations; and packaging and transportation of hazardous or toxic materials.

We believe that our operations are in substantial compliance with these regulations. We cannot predict whether any future changes in these rules and regulations could cause added compliance costs that could have a material adverse effect on our financial condition or operations.

Inland Barge Industry. The primary regulatory and industry authorities involved in the regulation of the inland barge industry are the United States Coast Guard; the United States National Transportation Safety Board; the United States Customs Service; the Maritime Administration of the United States Department of Transportation; and private industry organizations such as the American Bureau of Shipping. These organizations establish safety criteria, investigate vessel accidents, and recommend improved safety standards. Violations of these laws and related regulations can result in substantial civil and criminal penalties as well as injunctions curtailing operations.

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

Occupational Safety and Health Administration and Similar Regulations. Our operations are subject to regulation of health and safety matters by the United States Occupational Safety and Health Administration and the United States Mine Safety and Health Administration. We believe that we employ appropriate precautions to protect our employees and others from workplace injuries and harmful exposure to materials handled and managed at our facilities. However, claims that may be asserted against us for work-related illnesses or injury and the further adoption of occupational and mine safety and health regulations in the United States or in foreign jurisdictions in which we operate could increase our operating costs. While we do not anticipate having to make material expenditures in order to remain in substantial compliance with health and safety laws and regulations, we are unable to predict the ultimate cost of compliance. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings or if we were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to us.

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

Executive Officers of the Company.

The following table sets forth the names and ages of all of our executive officers and other corporate officers, their positions and offices presently held by them, the year each person first became an officer, and the term of each person’s office:

			Officer	Term
Name(1)	Age	Office	Since	Expires

Timothy R. Wallace*	57	Chairman, Chief Executive Officer, and President	1985	May 2011
James E. Perry*	39	Vice President and Chief Financial Officer	2005	May 2011
William A. McWhirter II*	46	Senior Vice President and Group President	2005	May 2011
D. Stephen Menzies*	55	Senior Vice President and Group President	2001	May 2011
Antonio Carrillo*	44	Vice President and Group President	2010	May 2011
Madhuri A. Andrews	44	Vice President, Information Technology	2008	May 2011
Donald G. Collum	62	Vice President and Chief Audit Executive	2005	May 2011
Andrea F. Cowan	48	Vice President	2001	May 2011
Virginia C. Gray, Ph.D.	51	Vice President, Organizational Development	2007	May 2011
Mary E. Henderson*	52	Vice President, Chief Accounting Officer, and Controller	2009	May 2011
John M. Lee	50	Vice President, Business Development	1994	May 2011
S. Theis Rice*	60	Vice President, Human Resources and Chief Legal Officer	2002	May 2011
Gail M. Peck	43	Treasurer	2010	May 2011
Jared S. Richardson	38	Associate General Counsel and Secretary	2010	May 2011

*	Executive officer subject to reporting requirements under Section 16 of the Securities Exchange Act of 1934.

Ms. Andrews joined Trinity in 2008 as Vice President, Information Technology. Since January 2002, she led the information technology organization for Maxim Integrated Products, Inc., a major semiconductor design and manufacturing company.

Dr. Gray joined Trinity in 2007 and was appointed Vice President, Organizational Development. Prior to that, she was President of Vehicles of Change, a consulting firm focused on improving organizational effectiveness.

Ms. Peck joined Trinity in 2010 as Treasurer. Prior to joining Trinity, she worked for Centex Corporation, one of the nation’s largest publicly-traded homebuilders, from 2001 to 2009, most recently serving as Vice President and Treasurer since 2004.

Mr. Richardson joined the Company in 2010 as Associate General Counsel and Secretary. From 2004 to 2009, he handled corporate governance and secretary matters for Energy Future Holdings Corp. (formerly TXU Corp.), a company engaged in the generation, sale, transmission, and distribution of electricity.

All of the other above-mentioned officers have been in full time employment of Trinity or its subsidiaries for more than five years. Although the titles of certain such officers have changed during the past five years, all have performed essentially the same duties during such period of time with the exception of Mr. Carrillo, Mr. McWhirter, Mr. Menzies, Mr. Perry, and Ms. Henderson as more fully described below:

Mr. Perry joined Trinity in 2004 and was appointed Treasurer in April 2005. Mr. Perry was named a Vice President of Trinity in 2006 and appointed its Vice President, Finance in 2007. In 2010, Mr. Perry was appointed Chief Financial Officer.

Mr. McWhirter joined the Company in 1985 and held various accounting positions until 1992, when he became a business group officer. In 1999, he was elected to a corporate position as Vice President for Mergers and Acquisitions. In 2001, he was named Executive Vice President of a business group. In March 2005, he became Vice President and Chief Financial Officer and in 2006, Senior Vice President and Chief Financial Officer. In 2010, Mr. McWhirter was named Senior Vice President and Group President of the Construction Products and Inland Barge Groups.

Mr. Menzies joined Trinity in 2001 as President of Trinity Industries Leasing Company. In 2006, he became Senior Vice President and Group President for TrinityRail®.

Mr. Carrillo joined Trinity in 1996 as Vice President of Operations of Trinity Industries de Mexico and in 1999 became the President of Trinity Industries de Mexico. In 2005, he was named President of Trinity’s Energy Equipment Group, which includes the Company’s structural wind towers business as well as businesses that manufacture tank containers, tank heads, propane tanks, and utility, traffic, and lighting structures. In 2009, Mr. Carrillo was named Group President of the Energy Equipment Group and in 2010 was named Vice President. Mr. Carrillo retains responsibility for Trinity’s operations in Mexico.

Ms. Henderson joined the Company in 2003 as Director of Financial Reporting. She was named Assistant Controller in 2005 and Controller in 2009. In 2010, Ms. Henderson was elected Vice President, Chief Accounting Officer, and Controller.

Item 1A.	Risk Factors.

There are risks and uncertainties that could cause our actual results to be materially different from those mentioned in forward-looking statements that we make from time to time in filings with the Securities and Exchange Commission (“SEC”), news releases, reports, proxy statements, registration statements, and other written communications, as well as oral forward-looking statements made from time to time by representatives of our Company. All known material risks and uncertainties are described below. The cautionary statements below discuss important factors that could cause our business, financial condition, operating results, and cash flows to be materially adversely affected. Accordingly, readers are cautioned not to place undue reliance on the forward-looking statements contained herein. We undertake no obligations to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Negative global economic conditions could cause a decrease in our revenues or an increase in our operating costs, which could adversely affect our business and operating results. If global economic conditions experience a downturn, many of our customers may delay or otherwise reduce their purchases of railcars, barges, wind towers, and other products and services. If negative conditions in the global credit markets prevent our customers’ access to credit, product order volumes may decrease which could result in lower revenues. Likewise, if our suppliers face challenges in obtaining credit, in selling their products, or otherwise in operating their businesses, they may become unable to continue to offer the materials we purchase from them to manufacture our products. These actions could result in reductions in our revenues, increased price competition, or increased operating costs, which could adversely affect our business results of operations and financial condition.

Negative global economic conditions may lead to cancellations or delays in our backlog. The lack of stability in the global economy, prevailing conditions in the global credit markets, volatility in the ethanol industry, changes in legislative policy, and/or adverse changes in the financial condition of certain third party lessees could possibly lead to cancellations or delays of backlog orders.

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

The economic and financial crisis experienced by the United States economy since 2008 has impacted our businesses. New orders for railcars and barges dropped significantly in 2009 as the transportation industry experienced a significant decline in the shipment of freight. The transportation industry experienced weakness throughout 2009 and began to improve in 2010. Orders and deliveries for structural wind towers have been slow since mid-2008 when green energy companies encountered tightened credit markets coupled with lower prices for electricity and natural gas sales. The slowdown in the residential and commercial construction markets impacted our Construction Products Group as well. We continually assess our manufacturing capacity and take steps to align our production capacity with demand for our products. As a result of our assessment, we have adapted to the rapid decline in market conditions by reducing our production footprint and staffing levels and by causing certain facilities to be on non-operating status. To the extent that demand for our products increases, non-operating facilities are available for future operations.

Litigation claims could increase our costs and weaken our financial condition. We are currently, and may from time to time be, involved in various claims or legal proceedings arising out of our operations. Adverse outcomes in some or all of these matters could result in judgments against us for significant monetary damages that could increase our costs and weaken our financial condition. We seek contractual recourse and indemnification in the ordinary course of business, maintain reserves for reasonably estimable liability, and purchase liability insurance at coverage levels based upon commercial norms in our industries in an effort to mitigate our liability exposures. Nevertheless, our reserves may be inadequate to cover the uninsured portion of claims or judgments. Any such claims or judgments could have a material adverse effect on our business, operations, or overall financial condition.

Increases in the price and demand for steel and other component parts could lower our margins and profitability. The principal material used in our Rail, Inland Barge, and Energy Equipment Groups is steel. During 2010, the supply of steel was sufficient to support our manufacturing requirements. Market steel prices continue to exhibit short periods of volatility and ended 2010 significantly higher than 2009. We were able to mitigate the majority of this volatility through contract-specific purchasing practices and existing supplier commitments. Steel prices may continue to be volatile in part as a result of scrap surcharges assessed by steel mills and other market factors. We often use contractual price escalation provisions and other arrangements with our customers to reduce the impact of this volatility, thus minimizing the effect on our operating margins for the year.

In general, we believe there is enough capacity in our supply chain to meet current production level demands. We believe our existing contracts and commercial relationships will supply our current production forecasts. However, any unanticipated interruption in our supply chain could have an adverse impact on both our margins and production schedules.

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

In addition to environmental laws, the transportation of commodities by railcar or barge raises potential risks in the event of a derailment, spill, or other accident. Generally, liability under existing law in the United States for a derailment, spill, or other accident depends on the negligence, if any, of the party, such as the railroad, the shipper, or the manufacturer of the barge, railcar, or its components. However, under certain circumstances strict liability concepts may apply.

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

If we are unable to obtain refinancing for existing debt as it matures or if our railcar leasing subsidiaries are unable to obtain acceptable long-term financing of their railcar lease fleet, our lenders may foreclose on the portion of our lease fleet that secures our warehouse facilities. In general, the ability to refinance maturing debt is significant to our leasing group’s operations. TILC, our wholly-owned captive leasing subsidiary, uses borrowings under a non-recourse warehouse facility to initially finance the railcars it purchases from our rail manufacturing business. Trinity Rail Leasing Warehouse Trust (“TRLWT”), a qualified subsidiary of TILC, is the borrower under the warehouse facility. Borrowings under the warehouse facility are available through February 2013, and, unless, renewed, any amounts outstanding would be payable in three equal installments in August 2013, February 2014, and August 2014.

TRIP Holdings’ wholly-owned subsidiary, TRIP Rail Leasing LLC (“TRIP Leasing”), entered into a $1.19 billion warehouse loan agreement, which is non-recourse to Trinity, to finance the purchase of its railcar fleet. This warehouse loan had a two year revolving availability period which ended in June 2009. Under the agreement a majority of the lenders have the right to compel TRIP Leasing to commence repayment of its outstanding borrowings in four quarterly installments commencing June 2011 and ending March 2012. In the event such action is taken, it is not expected that TRIP Leasing will be able to make such payments from its anticipated cash balances and net cash flow from operations prior to the initial installment due date. TRIP Leasing is considering a number of financing alternatives to address these quarterly installments. If TRIP Leasing is unable to achieve such alternatives to the satisfaction of the TRIP Warehouse Loan’s lenders, the Company’s investment in TRIP Holdings may become impaired. See Note 6 Investment in TRIP Holdings in the Notes to Consolidated Financial Statements.

Borrowings under these warehouse loan agreements are secured by the specific railcars financed by such borrowings and the underlying leases. A decline in the value of the railcars respectively securing borrowings under these warehouse loan agreements or in the creditworthiness of the lessees under the associated leases could reduce TRLWT’s or TRIP Leasings’ (“leasing subsidiaries”) ability to obtain long-term financing for such railcars. Additionally, fluctuations in interest rates from the time the leasing subsidiaries purchase railcars with short-term borrowings under their respective warehouse loan agreements and the time they obtain permanent financing for such railcars could decrease our profitability on the leasing of the railcars and could have an adverse impact on our financial results. If either or both of these leasing subsidiaries are unable to obtain long-term financing to replace borrowings under their respective warehouse loan agreements, the lenders under the warehouse loan agreement may foreclose on the portion of such leasing subsidiaries’ lease fleet pledged to secure its loan facility or Trinity may decide to take such actions as might be necessary to resolve such financing issues. As of December 31, 2010 there was $80.2 million of indebtedness outstanding and $394.8 million was available under the TILC warehouse loan facility and $1.0 billion outstanding under the TRIP Leasing warehouse loan agreement.

We may be unable to re-market railcars from expiring leases on favorable terms, which could result in lower lease utilization percentages and reduced revenues. The profitability of our railcar leasing business is dependent in part on our ability to re-lease or sell railcars we own upon the expiration of existing lease terms, or upon lease defaults or bankruptcy filings by third party lessees. Our ability to re-lease or sell leased railcars profitably is dependent upon several factors, including, among others:

•	the cost of and demand for leases or ownership of newer or specific use models;

•	the availability in the market generally of other used or new railcars;

•	the degree of obsolescence of leased railcars;

•	the prevailing market and economic conditions, including the availability of credit, interest rates, and inflation rates;

•	the demand for refurbishment;

•	the cost of materials and labor;

•	the volume of railcar traffic; and

•	the volume and nature of railcar loadings.

A downturn in the industries in which our lessees operate and decreased demand for railcars could also increase our exposure to re-marketing risk because lessees may demand shorter lease terms or newer railcars, requiring us to re-market leased railcars more frequently. Furthermore, the resale market for previously leased railcars has a limited number of potential buyers. Our inability to re-lease or sell leased railcars on favorable terms could result in lower lease rates, lower lease utilization percentages and reduced revenues.

Fluctuations in the supply of component parts used in the production of our railcar-related and structural wind towers products could have a material adverse effect on our ability to cost-effectively manufacture and sell our products. A significant portion of our business depends on the adequate supply of numerous specialty parts and components at competitive prices such as brakes, wheels, side frames, bolsters, and bearings for the railcar business, as well as flanges for the wind towers business. We depend on third-party suppliers for a significant portion of our parts and component needs. Specialty parts and components comprise a significant portion of the production cost of each railcar we manufacture. Due to consolidations and challenging industry conditions, the number of alternative suppliers of specialty parts and components has declined in recent years, though generally a minimum of two suppliers continue to produce the parts and components we use in our products. While we endeavor to be diligent in contractual relationships with our suppliers, a significant decrease in the availability of specialty parts and components could materially increase our cost of goods sold or prevent us from manufacturing our products on a timely basis.

Reductions in the availability of energy supplies or an increase in energy costs may increase our operating costs. We use various gases, including natural gas, at our manufacturing facilities and use diesel fuel in vehicles to transport our products to customers and to operate our plant equipment. An outbreak or escalation of hostilities between the United States and any foreign power and, in particular, prolonged conflicts could result in a real or perceived shortage of petroleum and/or natural gas, which could result in an increase in the cost of natural gas or energy in general. Hurricanes or other natural disasters could result in a real or perceived shortage of petroleum and/or natural gas potentially resulting in an increase in natural gas prices or general energy costs. Speculative trading in energy futures in the world markets could also result in an increase in natural gas and general energy cost. Future limitations on the availability or consumption of petroleum products and/or an increase in energy costs, particularly natural gas for plant operations and diesel fuel for vehicles and plant equipment, could have an adverse effect upon our ability to conduct our business cost effectively.

Our manufacturer’s warranties expose us to product replacement and repair claims. Depending on the product, we warrant against manufacturing defects due to our workmanship and certain materials pursuant to express limited contractual warranties. Accordingly, we may be subject to significant warranty claims in the future such as multiple claims based on one defect repeated throughout our production process or claims for which the cost of repairing or replacing the defective part, component or material is highly disproportionate to the original cost. These types of warranty claims could result in costly product recalls, significant repair or replacement costs, and damage to our reputation.

Increasing insurance claims and expenses could lower profitability and increase business risk. The nature of our business subjects us to product liability, property damage, and personal injury claims, especially in connection with the repair and manufacture of products that transport hazardous, toxic, or volatile materials. We maintain reserves for reasonably estimable liability claims and liability insurance coverage at levels based upon commercial norms in the industries in which we operate and our historical claims experience. Over the last several years, insurance carriers have raised premiums for many companies operating in our industries. Increased premiums may further increase our insurance expense as coverage expires or otherwise cause us to raise our self-insured retention. If the number or severity of claims within our self-insured retention increases, we could suffer costs in excess of our reserves. An unusually large liability claim or a string of claims based on a failure repeated throughout our production process may exceed our insurance coverage or expose us to the entire damages judgment if we were unable or elected not to insure against certain hazards because of high premiums or other reasons. In addition, the availability of, and our ability to collect on, insurance coverage is often subject to factors beyond our control. Moreover, any accident or incident involving us, even if we are fully insured, contractually indemnified, or not held to be liable, could negatively affect our reputation among customers and the public, thereby making it more difficult for us to compete effectively, and could significantly affect the cost and availability of insurance in the future.

Risks related to our operations outside of the United States could decrease our profitability. Our operations outside of the United States are subject to the risks associated with cross-border business transactions and activities. Political, legal, trade, economic changes or instability, or social unrest could limit or curtail our respective foreign business activities and operations. Some foreign countries where we operate have regulatory authorities that regulate railroad safety, railcar and railcar component part design, performance, and manufacture of equipment used on their railroad systems. If we fail to obtain and maintain certifications of our railcars and railcar parts and components within the various foreign countries where we operate, we may be unable to market and sell our railcars, parts, and components in those countries. In addition, unexpected changes in regulatory requirements, tariffs and other trade barriers, more stringent rules relating to labor or the environment, adverse tax consequences, and price exchange controls could limit operations and make the manufacture and distribution of our products difficult. Furthermore, any material change in the quotas, regulations, or duties on imports imposed by the United States government and agencies, or on exports by the government of Mexico or its agencies, could affect our ability to export products that we manufacture in Mexico.

Because we do not have employment contracts with our key management employees, we may not be able to retain their services in the future. Our success depends on the continued services of our key management employees, none of whom currently have an employment agreement with us. Although we have historically been successful in retaining the services of our key management, we may not be able to do so in the future. The loss of the services of one or more key members of our management team could result in increased costs associated with attracting and retaining a replacement and could disrupt our operations and result in a loss of revenues.

Repercussions from terrorist activities or armed conflict could harm our business. Terrorist activities, anti-terrorist efforts, and other armed conflict involving the United States or its interests abroad may adversely affect the United States and global economies, potentially preventing us from meeting our financial and other obligations. In particular, the negative impacts of these events may affect the industries in which we operate. This could result in delays in or cancellations of the purchase of our products or shortages in raw materials, parts, or components. Any of these occurrences could have a material adverse impact on our operating results, revenues, and costs.

Violations of or changes in the regulatory requirements applicable to the industries in which we operate may increase our operating costs. We are subject to extensive regulation by governmental regulatory and industry authorities. Our railcar operations are subject to regulation by the United States Environmental Protection Agency; the Research and Special Programs Administration and the Federal Railroad Administration, both divisions of the United States Department of Transportation; and the Association of American Railroads. These organizations establish rules and regulations for the railcar industry and rail interchange, including construction specifications and standards for the design and manufacture of railcars; mechanical, maintenance, and related standards for railcars; safety of railroad equipment, tracks, and operations; and packaging and transportation of hazardous or toxic materials. Future changes that affect compliance costs may have a material adverse effect on our financial condition and operations.

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

Our operations are also subject to regulation of health and safety matters by the United States Occupational Safety and Health Administration and the United States Mine Safety and Health Administration. We believe that we employ appropriate precautions to protect our employees and others from workplace injuries and harmful exposure to materials handled and managed at our facilities. However, claims that may be asserted against us for work-related illnesses or injury, and the further adoption of occupational and mine safety and health regulations in the United States or in foreign jurisdictions in which we operate could increase our operating costs. We are unable to predict the ultimate cost of compliance with these health and safety laws and regulations. Accordingly, there can be no assurance that we will not become involved in future litigation, investigations, or other proceedings or if we were found to be responsible or liable in any litigation, investigations, or proceedings, that such costs would not be material to us.

We may be required to reduce the value of our long-lived assets and/or goodwill, which would weaken our financial results. We periodically evaluate for potential impairment the carrying values of our long-lived assets to be held and used. The carrying value of a long-lived asset to be held and used is considered impaired when the carrying value is not recoverable through undiscounted future cash flows and the fair value of the asset is less than the carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced commensurate with the estimated cost to dispose of the assets. In addition, goodwill is required to be tested for impairment annually, or on an interim basis, whenever events or circumstances change, indicating that the carrying amount of the goodwill might be impaired. Due to an overall market decline for products in the Rail Group during the second quarter of 2009, we recorded a goodwill impairment charge of $325.0 million. Impairment losses related to reductions in the value of our long-lived assets or our goodwill could weaken our financial condition and results of operations.

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

Railcars as a significant mode of transporting freight could decline, become more efficient over time, experience a shift in types of modal transportation, and/or certain railcar types could become obsolete. As the freight transportation markets we serve continue to evolve and become more efficient, the use of railcars may decline in favor of other more economic transportation modalities. Features and functionality specific to certain railcar types could result in those railcars becoming obsolete as customer requirements for freight delivery change.

Business, regulatory, and legal developments regarding climate change may affect the demand for our products or the ability of our critical suppliers to meet our needs. The Company has followed the current debate over climate change in general, and the related science, policy discussion, and prospective legislation. Additionally, the potential challenges and opportunities for the Company that climate change policy and legislation may pose have been reviewed. However, any such challenges or opportunities are heavily dependent on the nature and degree of climate change legislation and the extent to which it applies to our industries. At this time, the Company cannot predict the ultimate impact of climate change and climate change legislation on the Company’s operations or opportunities. Potential opportunities could include greater demand for wind towers and certain types of rail cars, while potential challenges could include decreased demand for certain types of rail cars and higher energy costs. Further, when or if these impacts may occur cannot be assessed until scientific analysis and legislative policy are more developed and specific legislative proposals begin to take shape.

Changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies could adversely affect our financial results. Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain. Accounting standard setters and those who interpret the accounting standards (such as the Financial Accounting Standards Board, the Securities and Exchange Commission, and our independent registered public accounting firm) may amend or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. For a further discussion of some of our critical accounting policies and standards and recent accounting changes, see Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Some of our employees belong to labor unions and strikes or work stoppages could adversely affect our operations. We are a party to collective bargaining agreements with various labor unions at some of our operations in the U.S. and all of our operations in Mexico. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We cannot be assured that our relations with our workforce will remain positive or that union organizers will not be successful in future attempts to organize at some of our facilities. If our workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and higher ongoing labor costs. In addition, we could face higher labor costs in the future as a result of severance or other charges associated with lay-offs, shutdowns or reductions in the size and scope of our operations or difficulties of restarting our operations that have been temporarily shuttered.

Natural disasters could disrupt our business and result in loss of revenue or in higher expenses. Any serious disruption at any of our facilities due to hurricane, earthquake, flood, or any other natural disaster could impair our ability to use our facilities and have a material adverse impact on our revenues and increase our costs and expenses. If there is a natural disaster or other serious disruption at any of our facilities, it could impair our ability to adequately supply our customers and negatively impact our operating results. While we maintain business recovery plans that are intended to allow us to recover from natural disasters that could disrupt our business, we cannot provide assurances that our plans would fully protect us from the effects of all such disasters. In addition, insurance may not adequately compensate us for any losses incurred as a result of natural or other disasters.

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

We principally operate in various locations throughout the United States and in Mexico. Our facilities are considered to be in good condition, well maintained, and adequate for our purposes. The productive capacity utilized represents the percentage for all of 2010.

	Approximate Square		Productive
	Feet		Capacity
	Owned	Leased	Utilized

Rail Group	5,108,773	32,016	24%
Construction Products Group	1,349,000	21,000	74%
Inland Barge Group	915,300	81,000	72%
Energy Equipment Group	1,511,575	261,060	54%
Executive Offices	173,000	—	N/A

	9,057,648	395,076

Item 3.	Legal Proceedings.

See Note 18 of the Notes to Consolidated Financial Statements.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange under the ticker symbol “TRN”. The following table shows the closing price range of our common stock by quarter for the years ended December 31, 2010 and 2009.

	Prices
Year Ended December 31, 2010	High	Low

Quarter ended March 31, 2010	$20.58	$15.22
Quarter ended June 30, 2010	26.46	17.72
Quarter ended September 30, 2010	22.27	16.45
Quarter ended December 31, 2010	26.68	22.01

Year Ended December 31, 2009	High	Low

Quarter ended March 31, 2009	$17.90	$6.47
Quarter ended June 30, 2009	16.95	9.57
Quarter ended September 30, 2009	19.07	12.01
Quarter ended December 31, 2009	19.45	16.35

Our transfer agent and registrar as of December 31, 2010 was American Stock Transfer & Trust Company.

Holders

At December 31, 2010, we had approximately 1,894 record holders of common stock. The par value of the common stock is $1.00 per share.

Dividends

Trinity has paid 187 consecutive quarterly dividends. Quarterly dividends declared by Trinity for the years ended December 31, 2010 and 2009 are as follows:

	Year Ended December 31,
	2010	2009

Quarter ended March 31,	$0.08	$0.08
Quarter ended June 30,	0.08	0.08
Quarter ended September 30,	0.08	0.08
Quarter ended December 31,	0.08	0.08

Total	$0.32	$0.32

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

The following graph compares the Company’s cumulative total stockholder return (assuming reinvestment of dividends) during the five-year period ended December 31, 2010 with an overall stock market index (New York Stock Exchange index) and the Company’s peer group index (Dow Jones Commercial Vehicles & Trucks Index). The data in the graph assumes $100 was invested on January 1, 2006.

COMPARISON OF CUMULATIVE TOTAL RETURN

ASSUMES $100 INVESTED ON Jan. 01, 2006
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2010

	2005	2006	2007	2008	2009	2010

Trinity Industries, Inc.	100	120	96	55	62	96
Dow Jones Commercial Vehicles & Trucks Index	100	128	186	89	130	214
New York Stock Exchange Index	100	120	131	80	102	116

Issuer Purchases of Equity Securities

This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended December 31, 2010:

				Maximum
				Number (or
			Total Number of	Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as	Shares (or Units)
			Part of Publicly	that May Yet Be
	Number of	Average Price	Announced	Purchased
	Shares	Paid per	Plans or	Under the Plans
Period	Purchased (1)	Share (1)	Programs (2)	or Programs (2, 3)

October 1, 2010 through October 31, 2010	—	$—	—	$132,536,481
November 1, 2010 through November 30, 2010	3,339	$24.60	—	$132,536,481
December 1, 2010 through December 31, 2010	7,143	$24.99	—	$0

Total	10,482	$24.87	—	$0

(1)	These columns include the following transactions during the three months ended December 31, 2010: (i) the deemed surrender to the Company of 4,712 shares of common stock to pay the exercise price and satisfy tax withholding in connection with the exercise of employee stock options; (ii) the surrender to the Company of 5,332 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees; and (iii) the purchase of 438 shares of common stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust.

(2)	The Company’s share repurchase program which commenced in 2007 with an authorization of $200 million expired on December 31, 2010. No shares were repurchased under the program for the three months ended December 31, 2010. From inception through December 31, 2010, the Company repurchased a total of 3,532,728 shares at a cost of approximately $67.5 million.

(3)	On December 9, 2010, the Company’s Board of Directors authorized a new $200 million share repurchase program, effective January 1, 2011. This program replaces the Company’s previous share repurchase program and expires December 31, 2012.

Item 6.	Selected Financial Data.

The following financial information for the five years ended December 31, 2010 has been derived from our audited consolidated financial statements. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere herein.

	Year Ended December 31,
(in millions, except percent and per share data)	2010	2009	2008	2007	2006

Statement of Operations Data:
Revenues	$2,189.1	$2,575.2	$3,882.8	$3,832.8	$3,218.9
Operating profit (loss)	304.0	(30.7)	559.5	529.8	396.0
Income (loss) from continuing operations	75.6	(137.5)	282.4	289.8	212.6
Discontinued operations:
Gain on sales of discontinued operations, net of provision for income taxes of $12.2	—	—	—	—	20.4
Loss from discontinued operations, net of benefit for income taxes of $(0.0), $(0.0), $(0.0), $(0.2), and $(1.7)	(0.2)	(0.2)	(1.5)	(0.7)	(5.8)

Net income (loss)	$75.4	$(137.7)	$280.9	$289.1	$227.2

Net income (loss) attributable to Trinity Industries, Inc.	$67.4	$(137.7)	$280.9	$289.1	$227.2

Net income (loss) attributable to Trinity Industries, Inc. per common share:
Basic:
Continuing operations	$0.85	$(1.81)	$3.49	$3.58	$2.69
Discontinued operations	(0.00)	(0.00)	(0.02)	(0.01)	0.19

	$0.85	$(1.81)	$3.47	$3.57	$2.88

Diluted:
Continuing operations	$0.85	$(1.81)	$3.47	$3.55	$2.64
Discontinued operations	(0.00)	(0.00)	(0.02)	(0.01)	0.18

	$0.85	$(1.81)	$3.45	$3.54	$2.82

Weighted average number of shares outstanding:
Basic	76.8	76.4	78.4	78.7	76.9
Diluted	77.0	76.4	78.8	79.4	78.5
Dividends declared per common share	$0.32	$0.32	$0.31	$0.26	$0.21

Balance Sheet Data:
Total assets	$5,760.0	$4,656.4	$4,911.6	$4,039.7	$3,422.3
Debt — recourse	450.3	646.0	584.4	590.3	624.3
Debt — non-recourse	2,457.4	1,199.1	1,190.3	643.9	426.5
Stockholders’ equity	$1,845.7	$1,806.3	$1,912.3	$1,812.7	$1,493.5
Ratio of total debt to total capital	61.2%	50.5%	48.1%	40.5%	41.3%
Book value per share	$23.13	$22.81	$24.08	$22.27	$18.67

A goodwill impairment charge of $325.0 million was recorded in 2009 related to the Rail Group segment. See Note 9 of the Notes to Consolidated Financial Statements for further discussion.

Due to the adoption of an accounting pronouncement, Accounting Standards Codification (“ASC”) 810-10, which became effective January 1, 2010, the Consolidated Balance Sheet as of December 31, 2010, and the Consolidated Statements of Operations, Cash Flows, and Stockholder’s Equity for the year ended December 31, 2010, include the financial position and results of operations of TRIP Holdings and its subsidiary. Prior periods were not restated. See Notes 1 and 6 of the Notes to Consolidated Financial Statements for an explanation of the effect of this pronouncement.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Company Overview

•	Executive Summary

•	Results of Operations

•	Liquidity and Capital Resources

•	Contractual Obligations and Commercial Commitments

•	Critical Accounting Policies and Estimates

•	Recent Accounting Pronouncements

Our MD&A should be read in conjunction with our Consolidated Financial Statements and related Notes in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

Our Rail and Inland Barge Groups and our structural wind towers business operate in cyclical industries. Our Construction Products and Energy Equipment Groups are subject to seasonal fluctuations with the first quarter historically being the weakest quarter. Fluctuations in the Railcar Leasing and Management Services Group are primarily driven by railcar sales from the lease fleet. The economic and financial crisis experienced by the United States economy since 2008 has impacted our businesses. New orders for railcars and barges dropped significantly in 2009 as the transportation industry experienced a significant decline in the shipment of freight. The transportation industry experienced weakness throughout 2009 and began to improve in 2010. Orders and deliveries for structural wind towers have been slow since mid-2008 when green energy companies encountered tightened credit markets coupled with lower prices for electricity and natural gas sales. The slowdown in the residential and commercial construction markets impacted our Construction Products Group as well. We continually assess our manufacturing capacity and take steps to align our production capacity with demand for our products. As a result of our assessment, we have adapted to the rapid decline in market conditions by reducing our production footprint and staffing levels and by causing certain facilities to be on non-operating status. To the extent that demand for our products increases, non-operating facilities are available for future operations.

Executive Summary

The Company’s revenues for 2010 were approximately $2.2 billion. Operating profit from continuing operations was $304.0 million which, as a result of a new accounting standard effective January 1, 2010, included the results of operations of TRIP Holdings and its subsidiary. For the year ended December 31, 2010, we experienced increases in both income from continuing operations and net income over the prior year primarily as a result of the goodwill impairment charge of $325.0 million recorded in 2009 and the inclusion of the results of operations of TRIP Holdings in 2010 offset partially by an overall decline in product shipments. Net income attributable to Trinity Industries, Inc. common stockholders for 2010 increased $205.1 million compared to the prior year.

As of December 31, 2010 and 2009, our backlog was approximately as follows:

	As of December 31,
	2010	2009
	(in millions)

Rail Group
External Customers	$346.6	$75.6
Leasing Group	111.0	119.8

	$457.6	$195.4
Inland Barge	$508.0	$318.8
Structural wind towers	$1,000.0	$1,100.0

The total amount of orders in our backlog dedicated to the Leasing Group was supported by lease commitments with external customers.

Capital expenditures for 2010 were $257.6 million with $216.6 million utilized for lease fleet additions, net of deferred profit of $8.4 million.

In February 2010, pursuant to a tender offer, the Company acquired the outstanding stock of Quixote Corporation (“Quixote”) at a total cost of $58.1 million, including $17.1 million in cash balances and $1.1 million consisting of the Company’s pre-acquisition investment in Quixote. In addition, the Company assumed $40.0 million in debt that was subsequently retired in the first quarter of 2010. Quixote is a leading manufacturer of energy-absorbing highway crash cushions, truck-mounted attenuators, and other transportation products. Based on its valuation of the net assets acquired, Trinity recorded $24.2 million in intangible assets primarily consisting of the acquisition-date fair value allocated to patents, trade names, and customer relationships which are being amortized over their estimated economic life generally ranging from four to twenty years and goodwill of $22.7 million. As a result of the acquisition, the Company recorded transaction-related expenses of $4.6 million including a $1.5 million write-down of its pre-acquisition investment in Quixote classified as other selling, engineering, and administrative costs. In addition to the transaction-related expenses listed above, there was a $1.8 million reclassification of previously-recognized charges from Accumulated Other Comprehensive Loss (“AOCL”) to earnings representing the decline in fair value of its pre-acquisition investment in Quixote, included in other, net in the consolidated statement of operations. See Note 2 Acquisitions and Divestitures, Note 12 Other, Net and Note 15 Accumulated Other Comprehensive Loss of the Notes to Consolidated Financial Statements.

In May 2010, the Company’s inland barge manufacturing facility in Tennessee experienced a flood resulting in significant damages to Trinity’s property and a temporary disruption of its production activities. The Company is insured against losses due to property damage and business interruption subject to certain deductibles. As of December 31, 2010, Trinity had received $20 million in payments from its insurance carrier of which $12.0 million pertains to the replacement of or repairs to damaged property, plant, and equipment with a net book value of $2.3 million, with the remainder pertaining primarily to the reimbursement of flood-related expenses. Accordingly, the Company recognized a gain of $9.7 million, principally in the third quarter of 2010, from the disposition of flood-damaged property, plant, and equipment. Additionally, our barge manufacturing operations incurred approximately $4.6 million in costs, net of insurance advances, related to damages and lost productivity resulting from the flood. As of October 1, 2010, the Company’s inland barge production capacity at its Tennessee operations was restored to its pre-flood levels.

In September 2010, we acquired an additional 29.0% interest in TRIP Holdings for $28.6 million resulting in our majority-ownership of TRIP Holdings and increasing our total investment in TRIP Holdings to $90.4 million. TRIP Holdings and its subsidiary, TRIP Leasing, provide railcar leasing and management services in North America. Railcars were purchased from the Rail and Railcar Leasing and Management Services groups of Trinity by TRIP Leasing. Effective January 1, 2010, the Company adopted a new accounting pronouncement, ASC 810-10, which required that the financial position and results of operations of TRIP Holdings be included with the consolidated financial statements of the Company. Prior periods were not restated. See Note 6 Investment in TRIP Holdings of the Notes to Consolidated Financial Statements.

Trinity’s carrying value of its investment in TRIP Holdings is as follows:

	December 31,	December 31,
	2010	2009
	(in millions)

Capital contributions	$47.3	$47.3
Equity purchased from investors	44.8	16.2

	92.1	63.5
Equity in earnings	7.5	3.0
Equity in unrealized losses on derivative financial instruments	(1.4)	(3.2)
Distributions	(7.0)	(6.0)
Deferred broker fees	(0.8)	(1.0)

	$90.4	$56.3

In October 2010, Trinity Rail Leasing 2010 LLC, a Delaware limited liability company (“TRL 2010”), a limited purpose, indirect wholly-owned subsidiary of the Company, owned through Trinity Industries Leasing Company (“TILC”), issued $369.2 million in aggregate principal amount of Secured Railcar Equipment Notes which are non-recourse to Trinity.

In November 2010, the Company redeemed all of its $201.5 million unsecured 6 1/2% Senior Notes which were scheduled to mature in 2014 at a redemption price 102.167% of the principal amount, pursuant to the terms of the indenture. The Company incurred approximately $5.9 million in expenses related to the redemption which are included in Other Income and Expense.

Results of Operations

Years Ended December 31, 2010, 2009, and 2008

Overall Summary for Continuing Operations

Revenues

	Year Ended December 31, 2010
	Revenues			Percent Change
	External	Intersegment	Total	2010 versus 2009
	(in millions, except percents)

Rail Group	$289.7	$232.4	$522.1	(41.7)%
Construction Products Group	558.3	20.5	578.8	7.5%
Inland Barge Group	422.3	—	422.3	(19.9)%
Energy Equipment Group	408.5	11.1	419.6	(17.7)%
Railcar Leasing and Management Services Group	498.1	—	498.1	(5.0)%
All Other	12.2	36.3	48.5	0.2%
Eliminations – lease subsidiary	—	(216.8)	(216.8)
Eliminations – other	—	(83.5)	(83.5)

Consolidated Total	$2,189.1	$—	$2,189.1	(15.0)%

	Year Ended December 31, 2009
	Revenues			Percent Change
	External	Intersegment	Total	2009 versus 2008
	(in millions, except percents)

Rail Group	$485.2	$410.1	$895.3	(65.1)%
Construction Products Group	524.0	14.5	538.5	(27.3)%
Inland Barge Group	527.3	—	527.3	(15.7)%
Energy Equipment Group	502.2	7.8	510.0	(19.4)%
Railcar Leasing and Management Services Group	524.5	—	524.5	(2.1)%
All Other	12.0	36.4	48.4	(38.5)%
Eliminations – lease subsidiary	—	(391.6)	(391.6)
Eliminations – other	—	(77.2)	(77.2)

Consolidated Total	$2,575.2	$—	$2,575.2	(33.7)%

	Year Ended December 31, 2008
	Revenues
	External	Intersegment	Total
	(in millions)

Rail Group	$1,381.0	$1,182.4	$2,563.4
Construction Products Group	719.7	21.5	741.2
Inland Barge Group	625.2	—	625.2
Energy Equipment Group	605.7	26.9	632.6
Railcar Leasing and Management Services Group	535.9	—	535.9
All Other	15.3	63.4	78.7
Eliminations – lease subsidiary	—	(1,162.4)	(1,162.4)
Eliminations – other	—	(131.8)	(131.8)

Consolidated Total	$3,882.8	$—	$3,882.8

Our revenues for the years ended December 31, 2010 and 2009 decreased from the previous years primarily due to the impact of the economic downturn on the markets we serve, especially the new railcar market. This decrease was partially offset in 2010 by the inclusion of the operating results of TRIP Holdings in the consolidated statements of operations for the year ended December 31, 2010. In addition, revenues for the year ended

December 31, 2009 decreased due to lower pricing from certain segments resulting from lower material costs and competitive pricing pressures.

Operating Profit (Loss)

	Year Ended December 31,
	2010	2009	2008
	(in millions)

Rail Group	$1.5	$(355.9)	$247.7
Construction Products Group	47.4	32.6	64.2
Inland Barge Group	69.0	125.2	119.2
Energy Equipment Group	35.1	73.8	100.3
Railcar Leasing and Management Services Group	207.0	149.0	158.9
All Other	(11.4)	0.8	7.0
Corporate	(33.6)	(30.6)	(41.3)
Eliminations – lease subsidiary	(8.4)	(22.6)	(86.3)
Eliminations – other	(2.6)	(3.0)	(10.2)

Consolidated Total	$304.0	$(30.7)	$559.5

Our operating profit for the year ended December 31, 2010 increased primarily as a result of the $325.0 million goodwill impairment charge in 2009 and the inclusion of the results of operations of TRIP Holdings in 2010 partially offset by lower product shipments. Selling, engineering, and administrative expenses as a percentage of revenues increased to 8.5% for 2010 as compared to 7.2% for 2009. Overall, selling, engineering, and administrative expenses were substantially unchanged for 2010 when compared to the previous year.

Our operating profit for the year ended December 31, 2009 decreased as a result of the $325.0 million goodwill impairment charge and lower revenues coupled with reduced pricing driven by lower material costs and highly competitive markets. Selling, engineering, and administrative expenses as a percentage of revenues increased to 7.2% for 2009 as compared to 6.3% for 2008. Overall, selling, engineering, and administrative expenses decreased $57.1 million year over year as a result of decreased headcount and related costs and decreased professional services.

Other Income and Expense. Interest expense, net of interest income, was $180.7 million for the year ended December 31, 2010 and $121.5 million for the year ended December 31, 2009. Interest income in 2010 decreased $0.3 million over the prior year as a result of somewhat lower cash balances. Interest expense in 2010 increased $58.9 million over the prior year due to the inclusion of TRIP Holdings interest expense of $46.9 million and an increase in debt levels, including $238.3 million of secured railcar equipment notes entered into in November 2009 and $369.2 million of secured railcar equipment notes entered into in October 2010 for the Leasing Group. The increase in Other, net expense for the year ended December 31, 2010 of $12.1 million was primarily due to lower gains in 2010 on equity investments, certain expenses related to the retirement of the Company’s senior notes in November 2010, and the recorded decline in the fair value of the Company’s pre-acquisition investment in Quixote Corporation partially offset by lower foreign currency translation losses. The increase in Other, net for the year ended December 31, 2009 was primarily due to the $3.7 million gain recognized on the sale of one of our equity investments partially offset by foreign currency translation losses.

Interest expense, net of interest income and capitalized interest of $0.9 million for 2008, was $121.5 million for the year ended December 31, 2009 and $104.3 million for the year ended December 31, 2008. Interest income in 2009 decreased $3.4 million over the prior year as a result of lower interest rates which more than offset the effect of increase in cash available for investment. Interest expense in 2009 increased $13.8 million over the prior year due to an increase in debt levels and an increase in expense related to the ineffective portion of interest rate hedges. Interest expense for the year ended December 31, 2009 included $3.9 million of interest expense related to the ineffective portion of interest rate hedges.

Income Taxes. The provision for income taxes from continuing operations results in effective tax rates different from the statutory rates. The following is a reconciliation between the statutory United States Federal income tax rate and the Company’s effective income tax rate:

	Year Ended December 31,
	2010	2009	2008

Statutory rate	35.0%	35.0%	35.0%
State taxes	3.3	1.9	1.7
Impairment of goodwill	—	(23.7)	—
Changes in valuation allowances	—	(6.5)	—
Tax settlements	4.4	—	—
Changes in tax reserves	(9.6)	—	—
Other, net	2.0	(0.3)	1.1

Effective rate	35.1%	6.4%	37.8%

Segment Discussion

Rail Group

	Year Ended December 31,			Percent Change
	2010	2009	2008	2010 versus 2009	2009 versus 2008
		($ in millions)

Revenues:
Rail	$391.9	$776.8	$2,396.9	(49.5)%	(67.6)%
Components	130.2	118.5	166.5	9.9%	(28.8)%

Total revenues	$522.1	$895.3	$2,563.4	(41.7)%	(65.1)%
Operating profit (loss)	$1.5	$(355.9)	$247.7
Operating profit (loss) margin	0.3%	(39.8)%	9.7%

Railcar shipments in 2010 decreased 47.8% as compared to 2009 shipments to approximately 4,750 railcars compared to the railcars shipped in 2009 and 2008 of approximately 9,100 and 28,200 railcars, respectively. As of December 31, 2010, our Rail Group backlog was as follows:

	Year Ended December 31,
	2010	2009	2008
	(in millions, except railcars)

External Customers	$346.6	$75.6	$285.3
TRIP Leasing	—	—	124.3
Leasing Group	111.0	119.8	312.8

Total	$457.6	$195.4	$722.4

Number of railcars	5,960	2,320	8,260

The total amount of orders in our backlog dedicated to the Leasing Group was supported by lease commitments with external customers.

Operating loss for the Rail Group decreased $357.4 million for the year ended December 31, 2010 compared to the same period last year. This decrease was primarily due to a $325.0 million goodwill impairment charge during the quarter ended June 30, 2009. The effect of significantly reduced railcar deliveries on operating profit during 2010 was offset by a reduction in operating expenses.

Operating profit for the Rail Group decreased for the year ended December 31, 2009 compared to the prior year primarily due to a $325.0 million goodwill impairment charge during the quarter ended June 30, 2009 and lower railcar shipments. See Note 9 of the Notes to Consolidated Financial Statements. Additionally, a significantly reduced volume of railcars was delivered during the year amid a lower pricing and unit demand environment.

In the year ended December 31, 2010, railcar shipments included sales to the Leasing Group of $216.8 million compared to $391.6 million in 2009 with a deferred profit of $8.4 million compared to $22.6 million for the year ended December 31, 2009. Sales to the Leasing Group and related profits are included in the operating results of the Rail Group but are eliminated in consolidation. Railcar sales to the Leasing Group for 2008 were $1,162.4 million with a deferred profit of $86.3 million. Results for the year ended December 31, 2009 and December 31, 2008 included $113.0 million and $337.5 million, respectively, in railcars sold to TRIP Leasing, that resulted in gains of $11.2 million and $61.6 million, respectively, of which $2.8 million and $12.4 million, respectively, in profit was deferred based on our equity interest. There were no railcar sales to TRIP Leasing during the year ended December 31, 2010.

Global Insight, Inc., an independent industry research firm, has estimated in its fourth quarter 2010 report that the average age of the North American freight car fleet is approximately 19.7 years, with approximately 37% older than 25 years and has estimated that United States carload traffic will grow by 2.5% in 2011, with an increase of 4.0% for 2012 before slowing to 2.4% in 2013, 1.0% in 2014, and 0.2% in 2015.

The table below is an average of the most recent estimates of approximate industry railcar deliveries for the next five years from two independent third party research firms, Global Insight, Inc. and Economic Planning Associates, Inc.

2011	28,000
2012	41,600
2013	54,200
2014	58,700
2015	58,800

TILC purchases a portion of our railcar production, financing a portion of the purchase price through a non-recourse warehouse loan facility and periodically refinances those borrowings through equipment financing transactions. In 2010, TILC purchased approximately 51.1% of our railcar production, up slightly from 50.9% in 2009. On a segment basis, sales to TILC and related profits are included in the operating results of our Rail Group but are eliminated in consolidation.

Construction Products Group

	Year Ended December 31,			Percent Change
	2010	2009	2008	2010 versus 2009	2009 versus 2008
		($ in millions)

Revenues:
Concrete and Aggregates	$256.9	$291.4	$430.5	(11.8)%	(32.3)%
Highway Products	312.9	238.0	284.1	31.5%	(16.2)%
Other	9.0	9.1	26.6	(1.1)%	(65.8)%

Total revenues	$578.8	$538.5	$741.2	7.5%	(27.3)%

Operating profit	$47.4	$32.6	$64.2
Operating profit margin	8.2%	6.1%	8.7%

The increase in revenues for the year ended December 31, 2010, compared to the same period in 2009 was attributable to revenues from the acquisition of Quixote Corporation partially offset by a decline in the economic conditions related to the markets served by our Concrete and Aggregates operations and the divestiture of our asphalt operations in August 2010. Revenues decreased for the year ended December 31, 2009 compared to the same period in 2008 primarily due to the overall decline in the economic conditions related to the markets served by this segment including a reduction in state funding of highway construction and in commercial and residential construction. Additionally, revenues declined as the result of lower material costs that are passed onto the customer.

Operating profit and operating margin for the year ended December 31, 2010 compared to the same period in 2009 increased as a result of the Quixote acquisition, higher Highway Products volume, lower operating costs, and $3.8 million in gains recognized from divestitures in our Concrete and Aggregates business. Operating profit and operating margin for the year ended December 31, 2009 compared to the same period in 2008 decreased as a result of lower volumes and decreased operating efficiencies. Additionally, operating profit included a $2.8 million write down of surplus inventory quantities in 2009 while 2008 included higher gains from property dispositions related to our Concrete and Aggregates operations.

Inland Barge Group

	Year Ended December 31,			Percent Change
	2010	2009	2008	2010 versus 2009	2009 versus 2008
		($ in millions)

Revenues	$422.3	$527.3	$625.2	(19.9)%	(15.7)%
Operating profit	$69.0	$125.2	$119.2
Operating profit margin	16.3%	23.7%	19.1%

Operating profit for the year ended December 31, 2010 included a $9.7 million gain from the disposition of damaged property, plant, and equipment resulting from a flood at our Tennessee barge manufacturing facility in May 2010. Additionally, our barge manufacturing operations incurred approximately $4.6 million in costs, net of insurance advances, related to damages and lost productivity resulting from the flood. Excluding this net $5.1 million increase in operating profit resulting from the effects of the flood, revenues and operating profit decreased for the year ended December 31, 2010 compared to the same period in the prior year due to a change in the mix of tank barge types and more competitive hopper barges prices overall. The decrease in revenues for the year ended December 31, 2009 compared to the same period in 2008 was primarily due to the shipment of fewer hopper barges and a change in the mix of tank barge types.

Operating profit for the year ended December 31, 2009 increased compared to the same period in 2008 due to lower material costs and better operating efficiencies. Operating profit for the years ended December 31, 2009 and December 31, 2008 included the refund of $1.6 million and $2.0 million, respectively, in unclaimed settlement funds related to a legal settlement. As of December 31, 2010, the backlog for the Inland Barge Group was approximately $508.0 million compared to approximately $318.8 million and approximately $527.8 million for 2009 and 2008, respectively.

Energy Equipment Group

	Year Ended December 31,			Percent Change
	2010	2009	2008	2010 versus 2009	2009 versus 2008
		($ in millions)

Revenues:
Structural wind towers	$252.1	$358.3	$422.5	(29.6)%	(15.2)%
Other	167.5	151.7	210.1	10.4%	(27.8)%

Total revenues	$419.6	$510.0	$632.6	(17.7)%	(19.4)%

Operating profit	$35.1	$73.8	$100.3
Operating profit margin	8.4%	14.5%	15.9%

Revenues and operating profit decreased for the year ended December 31, 2010 compared to the same period in 2009 due primarily to lower structural wind tower shipments, reduced operating efficiency from lower production volume, and lower margins on certain wind towers shipped. Revenues decreased for the year ended December 31, 2009 compared to the same period in 2008 due to overall lower volumes. As of December 31, 2010, the backlog for structural wind towers was approximately $1.0 billion compared to approximately $1.1 billion and approximately $1.4 billion for 2009 and 2008, respectively. Approximately 25% of our backlog for structural wind towers, as of December 31, 2010, is expected to be delivered in 2011 with the remainder to be delivered evenly over 2012, and 2013.

Operating profit and operating margin for the year ended December 31, 2009 decreased compared to the same period in 2008 as a result of lower volumes partially offset by improved operating profit in structural wind towers due to better operating efficiencies and product mix.

Railcar Leasing and Management Services Group

	Year Ended December 31,			Percent Change
	2010	2009	2008	2010 versus 2009	2009 versus 2008
	($ in millions)

Revenues:
Wholly-owned subsidiaries:
Leasing and management	$345.4	$329.3	$313.8	4.9%	4.9%
Sales of cars from the lease fleet	35.9	195.2	222.1	(81.6)%	(12.1)%

	381.3	524.5	535.9	(27.3)%	(2.1)%
TRIP Holdings:
Leasing and management	116.0	—	—	—	—
Sales of cars from the lease fleet	0.8	—	—	—	—

	116.8	—	—	—	—

Total revenues	$498.1	$524.5	$535.9	(5.0)%	(2.1)%

Operating profit:
Wholly-owned subsidiaries:
Leasing and management	$131.7	$128.5	$124.2
Sales of cars from the lease fleet	6.8	20.5	34.7

	138.5	149.0	158.9
TRIP Holdings:
Leasing and management	68.5	—	—
Sales of cars from the lease fleet	—	—	—

	68.5	—	—

Total operating profit	$207.0	$149.0	$158.9

Operating profit margin:
Leasing and management	43.4%	39.0%	39.6%
Sales of cars from the lease fleet	18.5	10.5	15.6
Total operating profit margin	41.6	28.4	29.7

Fleet utilization:
Wholly-owned subsidiaries	99.3%	97.8%	98.6%
TRIP Holdings	99.9%	—	—

Total revenues decreased for the year ended December 31, 2010 due to decreased sales from the lease fleet including $183.8 million in sales to TRIP Leasing for the year ended December 31, 2009, partially offset by increased utilization and rental revenues related to additions to the lease fleet of our wholly-owned subsidiaries. Additionally, due to the adoption of an accounting pronouncement, the Leasing Group’s results of operations for the year ended December 31, 2010 include TRIP Holdings and its subsidiary, TRIP Leasing. See Notes 1 and 6 of the Notes to Consolidated Financial Statements. Total revenues decreased for the year ended December 31, 2009 due to decreased sales from the lease fleet partially offset by increased rental revenues related to additions to the lease fleet.

Operating profit increased for the year ended December 31, 2010 compared to 2009 due to the inclusion of TRIP Holdings in the Leasing Group’s results of operations in 2010 and increased utilization and rental revenues related to lease fleet additions, partially offset by lower profit from lease fleet sales. Operating profit decreased for the year ended December 31, 2009 due to lower profit for lease fleet sales, lower fleet utilization and lower rental rates partially offset by increased rental proceeds from fleet additions. Results for the years ended December 31, 2009 and December 31, 2008 included $183.8 million and $134.2 million, respectively, in sales of railcars to TRIP

Leasing that resulted in the recognition of previously deferred gains of $30.3 million and $20.8 million, respectively, of which $7.6 million and $4.2 million, respectively, were deferred based on our equity interest. There were no sales to TRIP Leasing during the year ended December 31, 2010.

To fund the continued expansion of its lease fleet to meet market demand, the Leasing Group generally uses its non-recourse $475 million warehouse facility or excess cash to provide initial financing for a portion of the purchase price of the railcars. After initial financing, the Leasing Group generally obtains long-term financing for the railcars in the lease fleet through non-recourse asset-backed securities, long-term non-recourse operating leases pursuant to sales/leaseback transactions, or long-term recourse debt such as equipment trust certificates. In October 2010, Trinity Rail Leasing 2010 LLC issued $369.2 million of 30-year Secured Railcar Equipment Notes, which are non-recourse to Trinity. See Financing Activities.

As of December 31, 2010, information regarding the Leasing Group’s lease fleet follows:

			Average remaining
	No. of cars	Average age	lease term

Wholly-owned subsidiaries	51,910	6.0	3.5
TRIP Holdings	14,700	3.3	3.7

All Other

	Year Ended December 31,			Percent Change
	2010	2009	2008	2010 versus 2009	2009 versus 2008
	($ in millions)

Revenues	$48.5	$48.4	$78.7	0.2%	(38.5)%
Operating profit (loss)	$(11.4)	$0.8	$7.0

Revenues for the year ended December 31, 2010 remained relatively constant when compared to the same period in 2009. The decrease in revenues for the year ended December 31, 2009 over the same period in 2008 was primarily due to a decrease in both external and intersegment sales by our transportation company as a result of an overall decline in business activity. Operating profit decreased for the year ended December 31, 2010 over the same period in 2009 due primarily to gains on property dispositions in 2009. The decrease in operating profit for the year ended December 31, 2009 as compared to 2008 was primarily due to the decrease in transportation company revenue and a decline in the market valuation of commodity hedges that are required to be marked to market.

Liquidity and Capital Resources

Cash Flows

Operating Activities. Net cash provided by the operating activities of continuing operations for the year ended December 31, 2010 was $163.6 million compared to $686.2 million of net cash provided by the operating activities of continuing operations for the same period in 2009.

Accounts receivables at December 31, 2010 compared to the accounts receivables balance at December 31, 2009 increased by $62.2 million or approximately 38.9% due to higher shipping volumes at year end primarily in our Rail and Energy Equipment Groups. Raw materials inventory at December 31, 2010 increased by $72.3 million or approximately 74.5% since December 31, 2009 primarily attributable to higher levels in our Rail and Energy Equipment Groups required to meet production demands. Finished goods inventory decreased slightly by $9.3 million since December 31, 2009 primarily due to lower finished goods inventory in our Rail Group. Accounts payable increased from December 31, 2009 by $53.4 million primarily due to higher production activity while accrued liabilities decreased by $59.5 million due to the normal settlement of certain items during the year.

Investing Activities. Net cash required by investing activities of continuing operations for the year ended December 31, 2010 was $307.9 million compared to $185.3 million for the same period last year. Capital expenditures for the year ended December 31, 2010 were $257.6 million, of which $216.6 million were for additions to the lease fleet and $12.0 million were for replacement of flood-damaged property. This compares to $429.2 million of capital expenditures for the same period last year, of which $381.8 million were for additions to the lease fleet. Proceeds from the sale of property, plant, and equipment and other assets were $87.6 million for the year ended December 31, 2010, composed primarily of the sale of assets in our Construction Products Group for $30.8 million, railcar sales from the lease fleet totaling $36.7 million, and proceeds from the disposition of flood-damaged property, plant and equipment of $12.0 million. This compares to $313.9 million for the same period in 2009 composed primarily of railcar sales from the lease fleet, which included $183.8 million to TRIP Leasing, and the sale of non-operating assets. Cash required related to acquisitions amounted to $49.9 million, excluding $17.1 million in cash balances acquired from Quixote.

Financing Activities. Net cash required by financing activities during the year ended December 31, 2010 and 2009 was $113.5 million and $50.9 million, respectively. As discussed further below, in October 2010, TRL 2010 issued $369.2 million in aggregate principal amount of Secured Railcar Equipment Notes which are non-recourse to Trinity. A portion of the proceeds from the TRL 2010 financing was used to retire, in full, our 6.5% Senior Notes due March 2014 and a portion of our borrowings under our TILC warehouse loan facility. In addition, during the year ended December 31, 2010, we retired $40.0 million in debt assumed as a result of the Quixote acquisition. We also purchased an additional equity interest in TRIP Holdings from one of its other investors for $28.6 million. We intend to use our cash and credit facilities to fund the operations, expansions, and growth initiatives of the Company.

At December 31, 2010 and for the year then ended, there were no borrowings under our $425 million revolving credit facility that matures on October 19, 2012. Interest on the revolving credit facility is calculated at prime or LIBOR plus 87.5 basis points. After $79.9 million was considered for letters of credit, $345.1 million was available under the revolving credit facility as of December 31, 2010.

The $475 million TILC warehouse loan facility, established to finance railcars owned by TILC, had $80.2 million outstanding and $394.8 million available as of December 31, 2010. There were no new borrowings under this facility for the year ended December 31, 2010. The warehouse loan is a non-recourse obligation, secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 2.80% at December 31, 2010. In February 2011, the warehouse loan facility was renewed for an additional two years and now matures in February 2013. Amounts outstanding at such time, if any, will be payable in three installments in August 2013, February 2014, and August 2014 unless renewed.

In June 2007, TRIP Leasing entered into a $1.19 billion Warehouse Loan Agreement which contains a floating rate revolving facility (the “TRIP Warehouse Loan”) of which $1.0 billion in borrowings were outstanding as of December 31, 2010. The TRIP Warehouse Loan is a non-recourse obligation, secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by TRIP Leasing. The TRIP Warehouse Loan consists of Tranche A bearing an interest rate of the one month USD Libor plus 1.00% and Tranche B bearing an interest rate of the one month USD Libor plus 2.25%. The TRIP Warehouse Loan had a two year revolving availability period which ended in June 2009. Commencing July 1, 2010, all excess cash flow, as defined by the Warehouse Loan Agreement, must be applied to reductions in principal in lieu of dividends to equity members of TRIP Holdings. Commencing June 2011, a majority of the TRIP Warehouse Loan lenders have the right to compel TRIP Leasing to commence repayment of the outstanding balance in four quarterly installments ending March 2012. In the event such action is taken, it is not expected that TRIP Leasing will be able to make such payments from its anticipated cash balances and net cash flow from operations prior to that date. Although, the quarterly installment due dates are subject to extension by written agreement between TRIP Leasing and its lenders, TRIP Leasing’s lenders have the right to direct that TRIP Leasing take certain actions including the sale of assets sufficient to retire the debt that is due. TRIP Leasing is considering a number of financing alternatives to address these quarterly installments. If TRIP Leasing is unable to achieve such alternatives to the satisfaction of the TRIP Warehouse Loan’s lenders, the Company’s investment in TRIP Holdings may become impaired. See Note 6 Investment in TRIP Holdings in the Notes to Consolidated Financial Statements for a discussion of the Company’s investment in TRIP Holdings.

In October 2010, TRL 2010, a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $369.2 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2010-1 (“2010 Secured Railcar Equipment Notes”) of which $367.1 million was outstanding as of

December 31, 2010. The 2010 Secured Railcar Equipment Notes were issued pursuant to an Indenture, dated as of October 25, 2010 between TRL 2010 and Wilmington Trust Company, as indenture trustee. The 2010 Secured Railcar Equipment Notes bear interest at a fixed rate of 5.19%, are payable monthly, and have a stated final maturity date of October 16, 2040. The 2010 Secured Railcar Equipment Notes are obligations of TRL 2010 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets of TRL 2010 acquired and owned by TRL 2010.

The Company’s share repurchase program which commenced in 2007 with an authorization of $200 million expired on December 31, 2010. No shares were repurchased under the program for the year ended December 31, 2010. From inception through December 31, 2010, the Company repurchased a total of 3,532,728 shares at a cost of approximately $67.5 million. On December 9, 2010, the Company’s Board of Directors authorized a new $200 million share repurchase program, effective January 1, 2011. This program replaces the Company’s previous share repurchase program and expires December 31, 2012.

The economic and financial crisis experienced by the United States economy since 2008 has impacted our businesses. New orders for railcars and barges dropped significantly in 2009 as the transportation industry experienced a significant decline in the shipment of freight. The transportation industry experienced weakness throughout 2009 and began to improve in 2010. Orders and deliveries for structural wind towers have been slow since mid-2008 when green energy companies encountered tightened credit markets coupled with lower prices for electricity and natural gas sales. The slowdown in the residential and commercial construction markets impacted our Construction Products Group as well. We continually assess our manufacturing capacity and take steps to align our production capacity with demand for our products. As a result of our assessment, we have adapted to the rapid decline in market conditions by reducing our production footprint and staffing levels and causing certain facilities to be on non-operating status. To the extent that demand for our products increases, non-operating facilities are available for future operations.

Equity Investment

See Note 6 of the Notes to Consolidated Financial Statements.

Future Operating Requirements

We expect to finance future operating requirements with cash on hand, cash flows from operations, and depending on market conditions, long-term and short-term debt, and equity. Debt instruments that the Company has utilized include its revolving credit facility, the warehouse facility, senior notes, convertible subordinated notes, asset-backed securities, and sale/leaseback transactions. The Company has also issued equity at various times. As of December 31, 2010, the Company had $345.1 million available under its revolving credit facility and $394.8 million available under its warehouse facility. Despite the volatile conditions in both the credit and stock markets, the Company believes it has access to adequate capital resources to fund operating requirements and is active in the credit markets.

Off Balance Sheet Arrangements

See Note 5 of the Notes to Consolidated Financial Statements.

Derivative Instruments

We use derivative instruments to mitigate the impact of changes in interest rates and zinc, natural gas, and diesel fuel prices, as well as to convert a portion of our variable-rate debt to fixed-rate debt. Additionally, we use derivative instruments to mitigate the impact of unfavorable fluctuations in foreign currency exchange rates. We also use derivatives to lock in fixed interest rates in anticipation of future debt issuances. For instruments designated as hedges, the Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments, or forecasted transactions. At the time a derivative contract is entered into, and at least quarterly thereafter, the Company assesses whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting in ineffectiveness, as defined by accounting standards issued by the FASB is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in AOCL as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedge transaction affects earnings. Trinity monitors its derivative positions and credit ratings of its counterparties and does not anticipate losses due to counterparties’ non-performance. See Note 3 of the Notes to Consolidated Financial Statements for discussion of how the Company valued its commodity hedges and interest rate swaps at December 31, 2010.

Interest rate hedges

			Included in accompanying balance sheet
			at December 31, 2010
				AOCL —
	Notional	Interest		expense/	Noncontrolling
	Amount	Rate(1)	Liability	(income)	Interest
	(in millions, except %)

Interest rate locks:
2005-2006	$200.0	4.87%	—	$(2.6)	—
2006-2007	$370.0	5.34%	—	$14.1	—
Interest rate swaps:
TRIP warehouse	$840.5	3.65%	$48.3	$2.1	$19.5
2008 debt issuance	$503.8	4.13%	$45.7	$44.0	—

(1)	Weighted average fixed interest rate

	Effect on interest expense — increase/(decrease)
				Expected effect
	Year Ended December 31,			during next
	2010	2009	2008	twelve months
	(in millions)

Interest rate locks:
2005-2006	$(0.4)	$(0.4)	$(0.4)	$(0.3)
2006-2007	$3.8	$4.0	$7.1	$3.6
Interest rate swaps:
TILC warehouse	$0.5	$2.9	$2.4	—
TRIP warehouse	$29.3	—	—	$25.5
2008 debt issuance	$19.7	$21.6	$5.5	$18.4

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

In anticipation of a future debt issuance, we entered into interest rate swap transactions during the fourth quarter of 2006 and during 2007. These instruments, with a notional amount of $370 million, hedged the interest rate on a portion of a future debt issuance associated with an anticipated railcar leasing transaction, which closed in May 2008. These instruments settled during the second quarter of 2008 and were accounted for as cash flow hedges with changes in the fair value of the instruments of $24.5 million recorded as a loss in AOCL through the date the related debt issuance closed in May 2008. The balance is being amortized over the term of the related debt. The effect on interest expense for 2010 and 2009 is due to amortization of the AOCL balance. The effect on interest expense for 2008 included $4.5 million which related to the ineffective portion of the hedges primarily associated with hedged interest payments that were never made. The remaining balance of $2.6 million is due to the amortization of the AOCL balance.

During 2008, we entered into interest rate swap transactions, with a notional amount of $200 million, which were being used to counter our exposure to changes in the variable interest rate associated with our warehouse facility. The effect on interest expense included the mark to market valuation on the interest rate swap transactions and monthly interest settlements. These interest rate hedges expired during the fourth quarter of 2010.

In May 2008, we entered into an interest rate swap transaction that is being used to fix the LIBOR component of the debt issuance which closed in May 2008. The effect on interest expense results primarily from monthly interest settlements. In 2009, $1.0 million in unrealized derivative losses were reclassified from AOCL to interest expense that was related to a partial retirement of the debt issuance in the fourth quarter of 2009.

Between 2007 and 2009, TRIP Holdings entered into interest rate swap transactions, all of which qualify as cash flow hedges. As of December 31, 2010, maturities for cash flow hedges ranged from 2011-2023. The effect on interest expense results from monthly interest settlements.

See Note 11 of the Notes to Consolidated Financial Statements for a discussion of the related debt instruments.

Other Derivatives

	Effect on operating income —
	increase/(decrease)
	2010	2009	2008
	(in millions)

Fuel hedges(1)
Effect of mark to market valuation	$0.0	$(0.3)	$(0.3)
Settlements	(0.1)	(1.2)	8.5

	$(0.1)	$(1.5)	$8.2
Foreign exchange hedges(2)	$(0.9)	$(1.9)	$—
Zinc(1)	$—	$—	$1.8

(1)	Included in cost of revenues in the accompanying consolidated statement of operations

(2)	Included in other, net in the accompanying consolidated statement of operations

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

Foreign exchange hedge

During the years ended December 31, 2010 and 2009, we entered into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. These instruments are short term with quarterly maturities and no remaining balance in AOCL as of December 31, 2010 and 2009.

Zinc

We maintain a program to mitigate the impact of fluctuations in the price of zinc purchases. The intent of this program is to protect our operating profit from adverse price changes by entering into derivative instruments. The effect of these derivative instruments on the consolidated financial statements for the years ended December 31, 2010 and 2009 was not significant.

Stock-Based Compensation

We have a stock-based compensation plan covering our employees and our Board of Directors. See Note 16 of the Notes to Consolidated Financial Statements.

Employee Retirement Plans

As disclosed in Note 14 of the Notes to Consolidated Financial Statements, the projected benefit obligation for the employee retirement plans exceeds the plans’ assets by $44.7 million as of December 31, 2010 as compared to $68.5 million as of December 31, 2009. The change was primarily due to actual investment returns. We continue to sponsor an employee savings plan under the existing 401(k) plan that covers substantially all employees and includes both a company matching contribution and an annual retirement contribution of up to 3% each of eligible compensation based on our performance, as well as a Supplemental Profit Sharing Plan. Both the annual retirement contribution and the company matching contribution are discretionary, requiring board approval, and made annually with the investment of the funds directed by the participants.

Employer contributions for the year ending December 31, 2011 are expected to be $14.7 million for the defined benefit plans compared to $11.6 million contributed during 2010. Employer contributions to the 401(k) plans and the Supplemental Profit Sharing Plan for the year ending December 31, 2011 are expected to be $8.1 million compared to $7.9 million during 2010.

During the first quarter of 2009, the Company amended its Supplemental Retirement Plan (the “Supplemental Plan”) to reduce future retirement plan costs. This amendment provided that all benefit accruals under the Supplemental Plan cease effective March 31, 2009, and the Supplemental Plan was frozen as of that date. In addition, the Company amended the Trinity Industries, Inc. Standard Pension Plan (the “Pension Plan”). This amendment was designed to reduce future pension costs and provided that, effective March 31, 2009, all future benefit accruals under the Pension Plan automatically cease for all participants, and the accrued benefits under the Pension Plan were determined and frozen as of that date. Accordingly, as a result of these amendments, accrued pension liability was reduced by $44.1 million with an offsetting reduction in funded status of pension liability included in AOCL.

Contractual Obligations and Commercial Commitments

As of December 31, 2010, we had the following contractual obligations and commercial commitments:

		Payments Due by Period
		1 Year	2-3	4-5	After
Contractual Obligations and Commercial Commitments	Total	or Less	Years	Years	5 Years
	(in millions)

Debt and capital lease obligations:
Debt:
Parent and wholly-owned subsidiaries, excluding unamortized debt discount	$1,963.7	$71.2	$166.2	$185.9	$1,540.4
TRIP Holdings	1,003.9	732.9	271.0	—	—
Capital lease obligations	51.2	2.6	5.7	6.4	36.5

	3,018.8	806.7	442.9	192.3	1,576.9
Operating leases	18.8	8.8	5.6	2.0	2.4
Obligations for purchase of goods and services(1)	222.2	213.7	7.0	1.5	—
Letters of credit	79.9	74.3	5.6	—	—
Leasing Group — operating leases related to sale/leaseback transactions	638.9	46.9	99.5	96.9	395.6
Other	6.8	5.3	1.3	0.2	—

Total	$3,985.4	$1,155.7	$561.9	$292.9	$1,974.9

(1)	Includes $185.8 million in purchase obligations for raw materials and components principally by the Rail and Inland Barge Groups.

As of December 31, 2010 and 2009, we had approximately $48.0 million and $56.1 million, respectively, of tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities. See Note 13 of the Notes to Consolidated Financial Statements.

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

Goodwill

Goodwill is required to be tested for impairment annually, or on an interim basis, whenever events or circumstances change, indicating that the carrying amount of the goodwill might be impaired. The goodwill impairment test is a two-step process requiring the comparison of the reporting unit’s estimated fair value with the carrying amount of its net assets. Step two of the impairment test is necessary to determine the amount of goodwill impairment to be recorded when the reporting unit’s recorded net assets exceed its fair value. Impairment is assessed at the “reporting unit” level by applying a fair value-based test for each unit with recorded goodwill. The estimates and judgments that most significantly affect the fair value calculations are assumptions related to revenue and operating profit growth, discount rates and exit multiples. Due to an overall market decline for products in the Rail Group during the second quarter of 2009, we concluded that indications of impairment existed that required an interim goodwill impairment analysis. Accordingly, we tested the Rail Group’s goodwill for impairment as of June 30, 2009 and recorded a charge of $325.0 million during the second quarter of 2009. As of December 31, 2010, the Company’s annual impairment test of goodwill was completed at the reporting unit level and no additional impairment charges were determined to be necessary. See Note 9 of the Notes to Consolidated Financial Statements for further explanation.

Given the uncertainties of the economy and its potential impact on our businesses, there can be no assurance that our estimates and assumptions regarding the fair value of our reporting units, made for the purpose of the long-lived asset and goodwill impairment test, will prove to be accurate predictions of the future. If our assumptions regarding forecasted cash flows are not achieved, it is possible that additional impairments of remaining goodwill and long-lived assets may be required.

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

Contingencies and Litigation

The Company is involved in claims and lawsuits incidental to our business. Based on information currently available, it is management’s opinion that the ultimate outcome of all current litigation and other claims, including settlements, in the aggregate will not have a material adverse effect on the Company’s overall financial condition for purpose of financial reporting. However, resolution of certain claims or lawsuits by settlement or otherwise could impact the operating results of the reporting period in which such resolution occurs.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method prescribed by ASC 740. See Note 13 in the Notes to Consolidated Financial Statements. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases using currently enacted tax rates. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Management is required to estimate the timing of the recognition of deferred tax assets and liabilities, make assumptions about the future deductibility of deferred tax assets and assess deferred tax liabilities based on enacted law and tax rates for the appropriate tax jurisdictions to determine the amount of such deferred tax assets and liabilities. Changes in the calculated deferred tax assets and liabilities may occur in certain circumstances, including statutory income tax rate changes, statutory tax law changes, changes in the anticipated timing of recognition of deferred tax assets and liabilities or changes in the structure or tax status of the Company. The Company assesses whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, both positive and negative, using a more likely than not standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses, forecast of future profitability, the duration of statutory carry back and carry forward periods, the Company’s experience with tax attributes expiring unused, and tax planning alternatives.

At times, we may claim tax benefits that may be challenged by a tax authority. We recognize tax benefits only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.

Recent Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements.

Forward-Looking Statements

This annual report on Form 10-K (or statements otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the SEC, news releases, conferences, World Wide Web postings or otherwise) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not historical facts are forward-looking statements and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performances, estimates, projections, goals, and forecasts. Trinity uses the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify these forward-looking statements. Potential factors, which could cause our actual results of operations to differ materially from those in the forward-looking statements include, among others:

•	market conditions and demand for our business products and services;
•	the cyclical nature of industries in which we compete;
•	variations in weather in areas where our construction products are sold, used, or installed;
•	disruption of manufacturing capacity due to weather related events;
•	the timing of introduction of new products;
•	the timing and delivery of customer orders or a breach of customer contracts;
•	the credit worthiness of customers and their access to capital;
•	product price changes;
•	changes in mix of products sold;
•	the extent of utilization of manufacturing capacity;
•	availability and costs of steel, component parts, supplies, and other raw materials;
•	competition and other competitive factors;
•	changing technologies;
•	surcharges and other fees added to fixed pricing agreements for steel, component parts, supplies and other raw materials;
•	interest rates and capital costs;
•	counter-party risks for financial instruments;
•	long-term funding of our operations;
•	taxes;
•	the stability of the governments and political and business conditions in certain foreign countries, particularly Mexico;
•	changes in import and export quotas and regulations;
•	business conditions in emerging economies;
•	costs and results of litigation; and
•	legal, regulatory, and environmental issues.

Any forward-looking statement speaks only as of the date on which such statement is made. Trinity undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Our earnings could be affected by changes in interest rates due to the impact those changes have on our variable rate debt obligations, which represented approximately 54.2% of our total debt as of December 31, 2010. If interest rates average one percentage point more in fiscal year 2011 than they did during 2010, our interest expense would increase by $3.0 million. In comparison, at December 31, 2009, we estimated that if interest rates averaged one percentage point more in fiscal year 2010 than they did during the year ended December 31, 2009, our interest expense would increase by $0.6 million. The impact of an increase in interest rates was determined based on the impact of the hypothetical change in interest rates and scheduled principal payments on our variable-rate debt obligations as of December 31, 2010 and 2009. A one percentage point increase in the interest rate yield would decrease the fair value of the fixed rate debt by approximately $122.7 million. A one percentage point decrease in the interest rate yield would increase the fair value of the fixed rate debt by approximately $144.3 million.

Trinity uses derivative instruments to mitigate the impact of increases in natural gas, diesel fuel prices, and zinc. Existing hedge transactions as of December 31, 2010 are based on the New York Mercantile Exchange for natural gas and heating oil. Hedge transactions are settled with the counterparty in cash. At December 31, 2010 and December 31, 2009 the effect on the consolidated balance sheets was insignificant. The effect on the consolidated statement of operations for the year ended December 31, 2010 was operating expense of $0.1 million, and for the year ended December 31, 2009 was operating expense of $1.5 million. We estimate that the impact to earnings and the balance sheet that could result from hypothetical price changes of up to 10% is not significant based on hedge positions at December 31, 2010.

In addition, we are subject to market risk related to our net investments in our foreign subsidiaries. The net investment in foreign subsidiaries as of December 31, 2010 was $236.3 million. The impact of such market risk exposures as a result of foreign exchange rate fluctuations has not been material to us. See Note 12 of the Notes to Consolidated Financial Statements.

Item 8.	Financial Statements and Supplementary Data.

Trinity Industries, Inc.

Due to the adoption of an accounting pronouncement, Accounting Standards Codification (“ASC”) 810-10, which became effective January 1, 2010, the Consolidated Balance Sheet as of December 31, 2010, and the Consolidated Statements of Operations, Cash Flows, and Stockholder’s Equity for the year ended December 31, 2010, include the financial position and results of operations of TRIP Rail Holdings LLC (“TRIP Holdings”) and its subsidiary. See Notes 1 and 6 of the Notes to Consolidated Financial Statements for an explanation of the effect of this pronouncement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
  Trinity Industries, Inc.

We have audited Trinity Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trinity Industries, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Trinity Industries, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trinity Industries, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2010 of Trinity Industries, Inc. and Subsidiaries and our report dated February 17, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 17, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
  Trinity Industries, Inc.

We have audited the accompanying consolidated balance sheets of Trinity Industries, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trinity Industries, Inc. and Subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, during the year ended December 31, 2010, the Company adopted a new accounting standard relating to consolidation of variable interest entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trinity Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 17, 2011

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2010	2009	2008
	(in millions, except per share data)

Revenues:
Manufacturing	$1,691.0	$2,050.7	$3,346.9
Leasing	498.1	524.5	535.9

	2,189.1	2,575.2	3,882.8
Operating costs:
Cost of revenues:
Manufacturing	1,426.8	1,706.7	2,621.4
Leasing	271.0	362.6	362.5
Other	10.9	25.7	96.4

	1,708.7	2,095.0	3,080.3
Selling, engineering, and administrative expenses:
Manufacturing	132.3	142.5	187.1
Leasing	20.1	12.9	14.5
Other	33.7	30.5	41.4

	186.1	185.9	243.0
Gain on disposition of flood-damaged property, plant, and equipment	9.7	—	—
Goodwill impairment	—	325.0	—

Total operating profit (loss)	304.0	(30.7)	559.5
Other (income) expense:
Interest income	(1.4)	(1.7)	(5.1)
Interest expense	182.1	123.2	109.4
Other, net	6.8	(5.3)	1.4

	187.5	116.2	105.7

Income (loss) from continuing operations before income taxes	116.5	(146.9)	453.8
Provision (benefit) for income taxes:
Current	(19.2)	14.4	(75.8)
Deferred	60.1	(23.8)	247.2

	40.9	(9.4)	171.4

Income (loss) from continuing operations	75.6	(137.5)	282.4
Discontinued operations:
Loss from discontinued operations, net of benefit for income taxes of $(0.0)	(0.2)	(0.2)	(1.5)

Net income (loss)	75.4	(137.7)	280.9
Net income attributable to noncontrolling interest	8.0	—	—

Net income (loss) attributable to Trinity Industries, Inc.	$67.4	$(137.7)	$280.9

Net income (loss) attributable to Trinity Industries, Inc. per common share:
Basic:
Continuing operations	$0.85	$(1.81)	$3.49
Discontinued operations	(0.00)	(0.00)	(0.02)

	$0.85	$(1.81)	$3.47

Diluted:
Continuing operations	$0.85	$(1.81)	$3.47
Discontinued operations	(0.00)	(0.00)	(0.02)

	$0.85	$(1.81)	$3.45

Weighted average number of shares outstanding:
Basic	76.8	76.4	78.4
Diluted	77.0	76.4	78.8
Dividends declared per common share	$0.32	$0.32	$0.31

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,	December 31,
	2010	2009
	(in millions)

ASSETS
Cash and cash equivalents	$354.0	$611.8
Short-term marketable securities	158.0	70.0
Receivables, net of allowance for doubtful accounts of $5.5 and $5.1	232.0	159.8
Income tax receivable	7.4	11.2
Inventories:
Raw materials and supplies	169.4	97.1
Work in process	83.3	46.5
Finished goods	78.6	87.9

	331.3	231.5
Property, plant, and equipment, at cost, including TRIP Holdings of $1,282.1 at December 31, 2010	5,202.2	3,973.3
Less accumulated depreciation, including TRIP Holdings of $90.3 at December 31, 2010	(1,090.2)	(935.1)

	4,112.0	3,038.2
Goodwill	197.6	180.8
Restricted cash, including TRIP Holdings of $46.0 at December 31, 2010	207.1	138.6
Other assets	160.6	214.5

	$5,760.0	$4,656.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$132.8	$76.8
Accrued liabilities	375.6	374.5
Debt:
Recourse, net of unamortized discount of $111.1 and $121.6	450.3	646.0
Non-recourse:
Parent and wholly-owned subsidiaries	1,453.5	1,199.1
TRIP Holdings	1,003.9	—

	2,907.7	1,845.1
Deferred income	33.6	77.7
Deferred income taxes	391.0	397.9
Other liabilities	73.6	78.1

	3,914.3	2,850.1
Stockholders’ equity:
Preferred stock — 1.5 shares authorized and un-issued	—	—
Common stock — shares authorized — 200.0; shares issued and outstanding at December 31, 2010 — 81.7; at December 31, 2009 — 81.7	81.7	81.7
Capital in excess of par value	606.1	598.4
Retained earnings	1,200.5	1,263.9
Accumulated other comprehensive loss	(95.5)	(98.0)
Treasury stock — at December 31, 2010 — 1.9 shares; at December 31, 2009 — 2.5 shares	(28.0)	(39.7)

	1,764.8	1,806.3
Noncontrolling interest	80.9	—

	1,845.7	1,806.3

	$5,760.0	$4,656.4

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
	(in millions)

Operating activities:
Net income (loss)	$75.4	$(137.7)	$280.9
Adjustments to reconcile net income (loss) to net cash provided by continuing operating activities:
Loss from discontinued operations	0.2	0.2	1.5
Goodwill impairment	—	325.0	—
Depreciation and amortization	189.6	160.8	140.3
Stock-based compensation expense	15.7	13.5	18.7
Excess tax benefits from stock-based compensation	(0.6)	—	(0.9)
Provision (benefit) for deferred income taxes	60.1	(23.8)	247.2
Gain on disposition of railcars from our lease fleet	(6.8)	(20.5)	(34.7)
Gain on disposition of property, plant, equipment, and other assets	(7.9)	(5.9)	(10.5)
Gain on disposition of flood-damaged property, plant, and equipment	(9.7)	—	—
Other	4.7	8.7	16.9
Changes in assets and liabilities:
(Increase) decrease in receivables	(62.2)	91.5	43.4
Decrease in income tax receivable — collection of refunds	26.9	111.4	—
(Increase) decrease in income tax receivable — other	(23.1)	(23.9)	(98.7)
(Increase) decrease in inventories	(88.7)	380.1	(25.8)
(Increase) decrease in other assets	21.2	(43.1)	(18.6)
Increase (decrease) in accounts payable	53.4	(140.8)	(13.8)
Increase (decrease) in accrued liabilities	(59.5)	(20.5)	(114.5)
Increase (decrease) in other liabilities	(25.1)	11.2	8.2

Net cash provided by operating activities	163.6	686.2	439.6

Investing activities:
Investment in short-term marketable securities	(88.0)	(70.0)	—
Proceeds from sales of railcars from our lease fleet	36.7	195.2	222.1
Proceeds from sales of railcars from our lease fleet — sale and leaseback	—	103.6	—
Proceeds from disposition of property, plant, equipment, and other assets	38.9	15.1	20.8
Proceeds from disposition of flood-damaged property, plant, and equipment	12.0	—	—
Capital expenditures — leasing	(216.6)	(381.8)	(1,110.8)
Capital expenditures — manufacturing and other	(29.0)	(47.4)	(132.3)
Capital expenditures — replacement of flood-damaged property, plant, and equipment	(12.0)	—	—
Acquisitions, net of cash acquired	(49.9)	—	—

Net cash required by investing activities	(307.9)	(185.3)	(1,000.2)

Financing activities:
Proceeds from issuance of common stock, net	1.7	1.1	3.1
Excess tax benefits from stock-based compensation	0.6	—	0.9
Payments to retire debt — assumed debt of Quixote	(40.0)	—	—
Payments to retire debt — other	(363.9)	(294.0)	(390.8)
Proceeds from issuance of debt	370.1	300.1	922.5
Stock repurchases	—	(6.3)	(58.3)
(Increase) decrease in restricted cash	(25.4)	(26.5)	(20.4)
Purchase of additional interest in TRIP Holdings	(28.6)	—	—
Dividends paid to common shareholders	(25.4)	(25.3)	(24.2)
Distribution to noncontrolling interest	(2.6)	—	—

Net cash (required) provided by financing activities	(113.5)	(50.9)	432.8

Net (decrease) increase in cash and cash equivalents	(257.8)	450.0	(127.8)
Cash and cash equivalents at beginning of period	611.8	161.8	289.6

Cash and cash equivalents at end of period	$354.0	$611.8	$161.8

Interest paid for the years ended December 31, 2010, 2009, and 2008, net of $0.9 million in capitalized interest for 2008, was $160.5 million, $101.4 million, and $84.3 million, respectively. There was no capitalized interest in 2010 or 2009. Tax refunds received, net of payments made, for the years ended December 31, 2010 and 2009 were $16.0 million and $85.6 million, respectively. Taxes paid, net of refunds received, for the year ended December 31, 2008 were $33.6 million.

Non-cash investing and financing activity: During the year ended December 31, 2009, the Company acquired $56.6 million of equipment on lease through the assumption of capital lease obligations.

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

					Accumulated
	Common Stock		Capital in		Other	Treasury Stock		Trinity		Total
		$1 Par	Excess of Par	Retained	Comprehensive			Stockholders’	Noncontrolling	Stockholders’
	Shares	Value	Value	Earnings	Loss	Shares	Cost	Equity	Interest	Equity
	(in millions, except par value)

Balances at December 31, 2007	81.6	$81.6	$631.2	$1,171.0	$(61.6)	(0.2)	$(9.5)	$1,812.7	$—	$1,812.7
Net income	—	—	—	280.9	—	—	—	280.9	—	280.9
Other comprehensive income, net of tax:
Currency translation adjustments	—	—	—	—	0.2	—	—	0.2	—	0.2
Change in funded status of pension liability	—	—	—	—	(50.6)	—	—	(50.6)	—	(50.6)
Unrealized loss on derivative financial instruments	—	—	—	—	(48.3)	—	—	(48.3)	—	(48.3)
Other changes	—	—	—	—	(1.0)	—	—	(1.0)	—	(1.0)

Comprehensive net income								181.2	—	181.2
Cash dividends on common stock	—	—	—	(24.9)	—	—	—	(24.9)	—	(24.9)
Restricted shares surrendered, net	—	—	(16.0)	—	—	0.3	11.1	(4.9)	—	(4.9)
Shares repurchased	—	—	—	—	—	(2.6)	(58.3)	(58.3)	—	(58.3)
Stock options exercised	0.1	0.1	(5.9)	—	—	0.2	8.9	3.1	—	3.1
Income tax benefit from stock options exercised	—	—	1.7	—	—	—	—	1.7	—	1.7
Stock-based compensation expense	—	—	1.2	—	—	—	—	1.2	—	1.2
Other	—	—	0.5	—	—	—	—	0.5	—	0.5

Balances at December 31, 2008	81.7	$81.7	$612.7	$1,427.0	$(161.3)	(2.3)	$(47.8)	$1,912.3	$—	$1,912.3
Net loss	—	—	—	(137.7)	—	—	—	(137.7)	—	(137.7)
Other comprehensive loss, net of tax:
Change in funded status of pension liability	—	—	—	—	35.6	—	—	35.6	—	35.6
Unrealized gain on derivative financial instruments	—	—	—	—	27.8	—	—	27.8	—	27.8
Other changes	—	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)

Comprehensive net loss								(74.4)	—	(74.4)
Cash dividends on common stock	—	—	—	(25.3)	—	—	—	(25.3)	—	(25.3)
Restricted shares issued, net	—	—	(12.6)	—	—	0.5	12.6	—	—	—
Shares repurchased	—	—	—	—	—	(0.8)	(6.3)	(6.3)	—	(6.3)
Stock options exercised	—	—	(0.6)	—	—	0.1	1.7	1.1	—	1.1
Income tax expense from stock options exercised	—	—	(2.1)	—	—	—	—	(2.1)	—	(2.1)
Stock-based compensation expense	—	—	1.0	—	—	—	—	1.0	—	1.0
Other	—	—	—	(0.1)	—	—	0.1	—	—	—

Balances at December 31, 2009	81.7	$81.7	$598.4	$1,263.9	$(98.0)	(2.5)	$(39.7)	$1,806.3	$—	$1,806.3
Cumulative effect of consolidating TRIP Holdings (see Notes 1 and 6)	—	—	—	(105.4)	—	—	—	(105.4)	129.9	24.5

Balances at December 31, 2009 as adjusted	81.7	81.7	598.4	1,158.5	(98.0)	(2.5)	(39.7)	1,700.9	129.9	1,830.8
Net income	—	—	—	67.4	—	—	—	67.4	8.0	75.4
Other comprehensive loss, net of tax:
Change in funded status of pension liability	—	—	—	—	8.7	—	—	8.7	—	8.7
Unrealized loss on derivative financial instruments	—	—	—	—	(7.3)	—	—	(7.3)	(9.1)	(16.4)
Other changes	—	—	—	—	1.1	—	—	1.1	—	1.1

Comprehensive net income (loss)								69.9	(1.1)	68.8
Purchase of additional interest in TRIP Holdings	—	—	10.3	—	—	—	—	10.3	(47.9)	(37.6)
Cash dividends on common stock	—	—	—	(25.4)	—	—	—	(25.4)	—	(25.4)
Restricted shares issued, net	—	—	(2.3)	—	—	0.4	9.2	6.9	—	6.9
Stock options exercised	—	—	(0.8)	—	—	0.1	2.5	1.7	—	1.7
Income tax expense from stock options exercised	—	—	(0.2)	—	—	—	—	(0.2)	—	(0.2)
Stock-based compensation expense	—	—	0.6	—	—	—	—	0.6	—	0.6
Other	—	—	0.1	—	—	0.1	—	0.1	—	0.1

Balances at December 31, 2010	81.7	$81.7	$606.1	$1,200.5	$(95.5)	(1.9)	$(28.0)	$1,764.8	$80.9	$1,845.7

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.	Summary of Significant Accounting Policies

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

On January 1, 2010, the Company adopted the provisions of a new accounting standard, Accounting Standards Codification (“ASC”) 810-10, requiring the inclusion of the consolidated financial statements of TRIP Holdings and subsidiary in the consolidated financial statements of the Company as of January 1, 2010. Prior to January 1, 2010, the Company’s investment in TRIP Holdings was accounted for using the equity method. Accordingly, the consolidated balance sheet of the Company as of December 31, 2010 and the consolidated statements of operations, cash flows, and stockholders’ equity for the year ended December 31, 2010 include the accounts of all subsidiaries including TRIP Holdings. As a result of adopting this pronouncement, we determined the effects on Trinity’s consolidated financial statements as if TRIP Holdings had been included in the Company’s consolidated financial statements from TRIP Holdings’ inception and recorded a charge to retained earnings of $105.4 million, net of $57.7 million of tax benefit, and a noncontrolling interest of $129.9 million as of January 1, 2010. Prior periods were not restated. All significant intercompany accounts and transactions have been eliminated. Profits have been deferred on sales of railcars from the Rail or Leasing Group to TRIP Holdings and will be amortized over the life of the related equipment. Additionally, any future profits on the sale of railcars to TRIP Holdings will be deferred and amortized over the life of the related equipment. The noncontrolling interest represents the non-Trinity equity interest in TRIP Holdings. In September 2010, Trinity increased its ownership interest in TRIP Holdings to 57.1%. The effect of adopting this accounting standard was an increase to net income from continuing operations and net income attributable to Trinity Industries, Inc. of $5.3 million or $0.07 per basic diluted share. The effect of adopting this accounting standard was an increase to income from continuing operations and net income attributable to Trinity Industries, Inc. of $5.3 million or $0.07 per share. See Note 6 Investment in TRIP Holdings for further discussion.

Stockholders’ Equity

The Company’s share repurchase program which commenced in 2007 with an authorization of $200 million expired on December 31, 2010. No shares were repurchased under the program for the year ended December 31, 2010. From inception through December 31, 2010, the Company repurchased a total of 3,532,728 shares at a cost of approximately $67.5 million. On December 9, 2010, the Company’s Board of Directors authorized a new $200 million share repurchase program, effective January 1, 2011. This program replaces the Company’s previous share repurchase program and expires December 31, 2012.

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

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments, short-term marketable securities, and receivables. The Company places its cash investments and short-term marketable securities in bank deposits and investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer. Concentrations of credit risk with respect to receivables are limited due to control procedures to monitor the credit worthiness of customers, the large number of customers in the Company’s customer base, and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance for doubtful accounts based upon the expected collectability of all receivables. Receivable balances determined to be uncollectible are charged against the allowance.

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

Long-lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used for potential impairment. The carrying value of long-lived assets to be held and used is considered impaired only when their carrying value is not recoverable through undiscounted future cash flows and the fair value of the assets is less than their carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the estimated cost to dispose of the assets. Impairment losses were not material for the years ended December 31, 2010, 2009, and 2008.

Goodwill and Intangible Assets

Goodwill is required to be tested for impairment annually, or on an interim basis whenever events or circumstances change, indicating that the carrying amount of the goodwill might be impaired. The goodwill impairment test is a two-step process requiring the comparison of the reporting unit’s estimated fair value with the carrying amount of its net assets. Step two of the impairment test is necessary to determine the amount of goodwill impairment to be recorded when the reporting unit’s recorded net assets exceed its fair value. Impairment is assessed at the “reporting unit” level by applying a fair value-based test for each unit with recorded goodwill. The estimates and judgments that most significantly affect the fair value calculations are assumptions related to revenue and operating profit growth, discount rates and exit multiples. Due to an overall market decline for products in the Rail Group during the second quarter of 2009, we concluded that indications of impairment existed that required an interim goodwill impairment analysis. Accordingly, we tested the Rail Group’s goodwill for impairment as of June 30, 2009 and recorded a charge of $325.0 million during the second quarter of 2009. See Note 9 Goodwill for further explanation and results of this test. As of December 31, 2010 and 2009, the Company’s annual impairment test of goodwill was completed at the reporting unit level and no additional impairment charges were determined to be necessary.

Intangible assets with defined useful lives, which as of December 31, 2010 had net book values of $26.9 million, are amortized over their estimated useful lives and are also evaluated for potential impairment at least annually. Impairment losses were not material for the years ended December 31, 2010, 2009, and 2008.

Restricted Cash

Restricted cash consists of cash and cash equivalents which are held as collateral for the Company’s non-recourse debt and lease obligations and as such are restricted in use.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard, ASC 810-10, that amended the previous accounting rules for consolidation of variable interest entities. The new standard replaced the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly affect its economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity.

Additionally, the new standard provided more timely and useful information about an enterprise’s involvement with a variable interest entity. This standard was effective for annual reporting periods beginning after November 15, 2009. Accordingly, the Company adopted this new standard on January 1, 2010. See Note 6 Investment in TRIP Holdings for a further explanation of the effects of implementing this pronouncement as it applies to our investment in TRIP Holdings.

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

Reclassifications

Certain prior year balances have been reclassified in the Consolidated Statements of Cash Flows to conform to the 2010 presentations.

Note 2.	Acquisitions and Divestitures

In February 2010, pursuant to a tender offer, the Company’s Construction Products Group acquired the outstanding stock of Quixote Corporation (“Quixote”) at a total cost of $58.1 million, including $17.1 million in cash balances and $1.1 million consisting of the Company’s pre-acquisition investment in Quixote. In addition, the Company assumed $40.0 million in debt that was subsequently retired in the first quarter of 2010. Quixote is a leading manufacturer of energy-absorbing highway crash cushions, truck-mounted attenuators, and other transportation products. Based on its valuation of the net assets acquired, Trinity recorded $24.2 million in intangible assets primarily consisting of the acquisition-date fair value allocated to patents, trade names and customer relationships which are being amortized over their estimated economic life generally ranging from four to twenty years and goodwill of $22.7 million. As a result of the acquisition, the Company recorded transaction-related expenses of $4.6 million including a $1.5 million write-down of its pre-acquisition investment in Quixote classified as other selling, engineering, and administrative costs. In addition to the transaction-related expenses listed above, there was a $1.8 million reclassification of previously-recognized charges from AOCL to earnings representing the decline in fair value of the Company’s pre-acquisition investment in Quixote, included in other, net in the consolidated statement of operations. See Note 12 Other, Net and Note 15 Accumulated Other Comprehensive Loss.

Acquisition and divestiture activity is summarized as follows:

	Acquisitions			Divestitures
		Net cash
		paid during	Goodwill		Gain/(loss)	Goodwill
	Total cost	the year	recorded	Proceeds	recognized	charged off
	(in millions)

2010:
Construction Products Group
Quixote	$58.1	$39.9	$22.7	$—	$—	$—
Other	5.0	5.0	4.0	30.8	3.8	16.5

	63.1	44.9	26.7	30.8	3.8	16.5
Energy Equipment Group	7.4	5.0	6.6	—	—	—

	$70.5	$49.9	$33.3	$30.8	$3.8	$16.5
2009:	$—	$—	$—	$—	$—	$—
2008:
Construction Products Group	$—	$—	$—	$17.8	$8.1	$1.5

Note 3.	Fair Value Accounting

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of December 31, 2010
	(in millions)
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents	$286.0	$—	$—	$286.0
Short-term marketable securities	158.0	—	—	158.0
Restricted cash	207.1	—	—	207.1
Fuel derivative instruments (1)	—	0.1	—	0.1

Total assets	$651.1	$0.1	$—	$651.2

Liabilities:
Interest rate hedges (2)
Parent and wholly-owned subsidiaries	$—	$45.7	$—	$45.7
TRIP Holdings	—	48.3	—	48.3

Total liabilities	$—	$94.0	$—	$94.0

(1)	Included in other assets on the consolidated balance sheet.
(2)	Included in accrued liabilities on the consolidated balance sheet.

The carrying amounts and estimated fair values of our long-term debt at December 31, 2010 were as follows:

		Estimated Fair
	Carrying Value	Value

	(in millions)

Recourse:
Convertible subordinated notes	$338.9	$448.3
Capital lease obligations	51.2	51.2
Term loan	57.4	54.2
Other	2.8	2.8

	450.3	556.5
Non-recourse:
2006 secured railcar equipment notes	283.2	302.8
Promissory notes	493.8	482.2
2009 secured railcar equipment notes	229.2	256.1
2010 secured railcar equipment notes	367.1	345.5
TILC warehouse facility	80.2	80.2
TRIP Holdings warehouse loan	1,003.9	994.0

	2,457.4	2,460.8

Total	$2,907.7	$3,017.3

The estimated fair value of our convertible subordinated notes was based on a quoted market price as of December 31, 2010. The estimated fair values of our 2006, 2009, and 2010 secured railcar equipment notes, promissory notes, TRIP Holdings warehouse loan, and term loan are based on our estimate of their fair value as of December 31, 2010 determined by discounting their future cash flows at a current market interest rate. The carrying value of our TILC warehouse facility approximates fair value because the interest rate adjusts to the market interest rate and there has been no change in the Company’s credit rating since the loan agreement was renewed in 2009 and again in February, 2011. The fair values of all other financial instruments are estimated to approximate carrying value.

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

Level 1 – This level is defined as quoted prices in active markets for identical assets or liabilities. The Company’s cash equivalents, short-term marketable securities, and restricted cash are instruments of the United States Treasury, fully-insured certificates of deposit or highly-rated money market mutual funds.

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

The Company reports operating results in five principal business segments: (1) the Rail Group, which manufactures and sells railcars and related parts and components; (2) the Construction Products Group, which manufactures and sells highway products and concrete and aggregates; (3) the Inland Barge Group, which manufactures and sells barges and related products for inland waterway services; (4) the Energy Equipment Group, which manufactures and sells products for energy related businesses, including structural wind towers, tank containers and tank heads for pressure and non-pressure vessels, propane tanks and utility, traffic, and lighting structures, along with transmission poles; and (5) the Railcar Leasing and Management Services Group (“Leasing Group”), which provides fleet management, maintenance, and leasing services. The category All Other includes our captive insurance and transportation companies; legal, environmental, and upkeep costs associated with non-operating facilities; other peripheral businesses; and the change in market valuation related to ineffective commodity hedges. Gains and losses from the sale of property, plant, and equipment which are related to manufacturing and dedicated to the specific manufacturing operations of a particular segment are recorded in the cost of revenues of that respective segment. Gains and losses from the sale of property, plant, and equipment which can be utilized by multiple segments are recorded in the cost of revenues of the All Other segment.

Sales and related net profits from the Rail Group to the Leasing Group are recorded in the Rail Group and eliminated in consolidation. Sales between these groups are recorded at prices comparable to those charged to external customers giving consideration for quantity, features, and production demand. Amortization of deferred profit on railcars sold to the Leasing Group is included in the operating profits of the Leasing Group. Sales of railcars from the lease fleet are included in the Leasing Group. Revenue and operating profit of the Leasing Group for the year ended December 31, 2010 include the operating results of TRIP Holdings. Total assets of the Leasing Group include the assets of TRIP Holdings as of December 31, 2010. See Note 1 Summary of Significant Accounting Policies — Principals of Consolidation for further discussion.

The financial information from continuing operations for these segments is shown in the tables below. We operate principally in North America.

Year Ended December 31, 2010

				Operating
	Revenues			Profit		Depreciation &	Capital
	External	Intersegment	Total	(Loss)	Assets	Amortization	Expenditures
	(in millions)

Rail Group	$289.7	$232.4	$522.1	$1.5	$482.9	$24.0	$4.0
Construction Products Group	558.3	20.5	578.8	47.4	335.2	23.7	5.5
Inland Barge Group	422.3	—	422.3	69.0	94.5	5.5	14.6
Energy Equipment Group	408.5	11.1	419.6	35.1	352.4	17.1	8.1
Railcar Leasing and Management Services Group	498.1	—	498.1	207.0	4,452.6	112.6	216.6
All Other	12.2	36.3	48.5	(11.4)	27.5	3.6	4.2
Corporate	—	—	—	(33.6)	538.5	3.4	4.6
Eliminations-Lease subsidiary	—	(216.8)	(216.8)	(8.4)	(522.1)	—	—
Eliminations – Other	—	(83.5)	(83.5)	(2.6)	(1.5)	(0.3)	—

Consolidated Total	$2,189.1	$—	$2,189.1	$304.0	$5,760.0	$189.6	$257.6

Year Ended December 31, 2009

				Operating
	Revenues			Profit		Depreciation &	Capital
	External	Intersegment	Total	(Loss)	Assets	Amortization	Expenditures
	(in millions)

Rail Group	$485.2	$410.1	$895.3	$(355.9)	$450.7	$25.0	$19.6
Construction Products Group	524.0	14.5	538.5	32.6	277.3	23.5	11.6
Inland Barge Group	527.3	—	527.3	125.2	69.4	6.1	1.3
Energy Equipment Group	502.2	7.8	510.0	73.8	242.0	16.9	9.1
Railcar Leasing and Management Services Group	524.5	—	524.5	149.0	3,167.3	82.4	381.8
All Other	12.0	36.4	48.4	0.8	27.6	3.1	2.0
Corporate	—	—	—	(30.6)	753.1	4.2	3.8
Eliminations – Lease subsidiary	—	(391.6)	(391.6)	(22.6)	(329.0)	—	—
Eliminations – Other	—	(77.2)	(77.2)	(3.0)	(2.0)	(0.4)	—

Consolidated Total	$2,575.2	$—	$2,575.2	$(30.7)	$4,656.4	$160.8	$429.2

Year Ended December 31, 2008

				Operating
	Revenues			Profit		Depreciation &	Capital
	External	Intersegment	Total	(Loss)	Assets	Amortization	Expenditures
	(in millions)

Rail Group	$1,381.0	$1,182.4	$2,563.4	$247.7	$1,098.6	$26.9	$43.4
Construction Products Group	719.7	21.5	741.2	64.2	335.1	24.7	25.5
Inland Barge Group	625.2	—	625.2	119.2	135.9	5.3	8.7
Energy Equipment Group	605.7	26.9	632.6	100.3	301.9	12.1	42.7
Railcar Leasing and Management Services Group	535.9	—	535.9	158.9	3,020.3	65.2	1,110.8
All Other	15.3	63.4	78.7	7.0	41.8	2.6	8.6
Corporate	—	—	—	(41.3)	325.2	4.0	3.4
Eliminations – Lease subsidiary	—	(1,162.4)	(1,162.4)	(86.3)	(342.3)	—	—
Eliminations – Other	—	(131.8)	(131.8)	(10.2)	(4.9)	(0.5)	—

Consolidated Total	$3,882.8	$—	$3,882.8	$559.5	$4,911.6	$140.3	$1,243.1

Corporate assets are composed of cash and cash equivalents, short-term marketable securities, notes receivable, certain property, plant, and equipment, and other assets. Capital expenditures do not include business acquisitions.

Externally reported revenues and operating profit for our Mexico operations for the years ended December 31, 2010, 2009, and 2008 are presented below:

	External Revenues			Operating Profit
	Year Ended			Year Ended
	December 31,			December 31,
	2010	2009	2008	2010	2009	2008
			(in millions)

Mexico	$98.3	$86.8	$119.0	$3.4	$15.2	$31.1

Total assets and long-lived assets for our Mexico operations as of December 31, 2010 and 2009 are presented below:

	Total Assets		Long-Lived Assets
	December 31,
	2010	2009	2010	2009
		(in millions)

Mexico	$288.8	$213.9	$151.7	$164.1

Note 5.	Railcar Leasing and Management Services Group

The Railcar Leasing and Management Services Group provides fleet management, maintenance, and leasing services. Selected consolidating financial information for the Leasing Group is as follows:

	December 31, 2010
	Leasing Group
	Wholly
	Owned	TRIP	Manufacturing/
	Subsidiaries	Holdings	Corporate	Total
	(in millions)

Cash, cash equivalents, and short-term marketable securities	$3.8	$—	$508.2	$512.0
Property, plant, and equipment, net	$2,965.4	$1,191.8	$491.4	$4,648.6
Net deferred profit on railcars sold to the Leasing Group	(340.4)	(196.2)	—	(536.6)

	$2,625.0	$995.6	$491.4	$4,112.0
Restricted cash	$161.1	$46.0	$—	$207.1
Debt:
Recourse	$108.6	$—	$452.8	$561.4
Less: unamortized discount	—	—	(111.1)	(111.1)

	108.6	—	341.7	450.3
Non-recourse	1,453.5	1,003.9	—	2,457.4

Total debt	$1,562.1	$1,003.9	$341.7	$2,907.7

	December 31, 2009
	Leasing Group
	Wholly
	Owned	TRIP	Manufacturing/
	Subsidiaries	Holdings	Corporate	Total
	(in millions)

Cash, cash equivalents, and short-term marketable securities	$6.7	$—	$675.1	$681.8
Property, plant, and equipment, net	$2,850.1	$—	$517.1	$3,367.2
Net deferred profit on railcars sold to the Leasing Group	(329.0)	—	—	(329.0)

	$2,521.1	$—	$517.1	$3,038.2
Restricted cash	$138.6	$—	$—	$138.6
Debt:
Recourse	$113.4	$—	$654.2	$767.6
Less: unamortized discount	—	—	(121.6)	(121.6)

	113.4	—	532.6	646.0
Non-recourse	1,199.1	—	—	1,199.1

Total debt	$1,312.5	$—	$532.6	$1,845.1

See Note 1 Summary of Significant Accounting Policies, Note 6 Investment in TRIP Holdings and Note 11 Debt for a further discussion regarding the accounting for the Company’s investment in TRIP Holdings and TRIP Holdings’ debt.

	Year Ended December 31,			Percent Change
	2010	2009	2008	2010 versus 2009	2009 versus 2008
		($ in millions)

Revenues:
Wholly-owned subsidiaries:
Leasing and management	$345.4	$329.3	$313.8	4.9%	4.9%
Sales of cars from the lease fleet	35.9	195.2	222.1	(81.6)%	(12.1)%

	381.3	524.5	535.9	(27.3)%	(2.1)%
TRIP Holdings:
Leasing and management	116.0	—	—	—	—
Sales of cars from the lease fleet	0.8	—	—	—	—

	116.8	—	—	—	—

Total revenues	$498.1	$524.5	$535.9	(5.0)%	(2.1)%

Operating profit:
Wholly-owned subsidiaries:
Leasing and management	$131.7	$128.5	$124.2
Sales of cars from the lease fleet	6.8	20.5	34.7

	138.5	149.0	158.9
TRIP Holdings:
Leasing and management	68.5	—	—
Sales of cars from the lease fleet	—	—	—

	68.5	—	—

Total operating profit	$207.0	$149.0	$158.9

Operating profit margin:
Leasing and management	43.4%	39.0%	39.6%
Sales of cars from the lease fleet	18.5	10.5	15.6
Total operating profit margin	41.6	28.4	29.7

For the years ended December 31, 2009 and 2008, revenues of $183.8 million and $134.2 million, respectively, and operating profit of $22.7 million and $16.6 million, respectively, were related to sales of railcars from the lease fleet to TRIP Holdings. There were no sales to TRIP Holdings during the year ended December 31, 2010. See Note 6 Investment in TRIP Holdings.

The Leasing Group’s interest expense, which is not a component of operating profit and includes the effects of hedges related to the Leasing Group’s debt, was $138.6 million including $46.9 million of TRIP Holdings’ interest expense for the year ended December 31, 2010. Interest expense including the effects of hedges was $80.1 million and $67.2 million for the years ended December 31, 2009 and 2008, respectively. Rent expense, which is a component of operating profit, was $48.6 million, $46.7 million, and $44.8 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Equipment consists primarily of railcars leased by third parties. The Leasing Group primarily purchases equipment manufactured by the Rail Group and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Leasing Group primarily enters into operating leases. Future contractual minimum rental revenues on leases are as follows:

	2011	2012	2013	2014	2015	Thereafter	Total
	(in millions)

Wholly-owned subsidiaries	$227.1	$178.9	$136.6	$97.8	$71.0	$169.9	$881.3
TRIP Holdings	103.4	82.4	51.4	33.2	27.4	69.7	367.5

	$330.5	$261.3	$188.0	$131.0	$98.4	$239.6	$1,248.8

Debt. The Leasing Group’s debt at December 31, 2010 consists of both recourse and non-recourse debt including debt owed by TRIP Holdings which is secured solely by the assets of TRIP Holdings. In 2009, the Company entered into a seven-year $61.0 million term loan agreement and capital lease obligations totaling $56.6 million. These debt obligations are guaranteed by Trinity Industries, Inc. and certain subsidiaries and secured by railcar equipment and related leases. See Note 11 Debt for the form, maturities, and descriptions of Leasing Group debt. As of December 31, 2010, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of approximately $2,214.1 million that is pledged as collateral for Leasing Group debt held by those subsidiaries, including equipment with a net book value of $52.4 million securing capital lease obligations. TRIP Holdings equipment with a net book value of $1,191.8 million, excluding deferred profit on railcars sold to TRIP Holdings, is pledged as collateral for the TRIP Holdings warehouse loan. See Note 6 Investment in TRIP Holdings for further discussion.

Off Balance Sheet Arrangements. In prior years, the Leasing Group completed a series of financing transactions whereby railcars were sold to one or more separate independent owner trusts (“Trusts”). Each Trust financed the purchase of the railcars with a combination of debt and equity. In each transaction, the equity participant in the Trust is considered to be the primary beneficiary of the Trusts and therefore, the debt related to the Trusts is not included as part of the consolidated financial statements. The Leasing Group, through newly formed, wholly-owned, qualified subsidiaries, leased railcars from the Trusts under operating leases with terms of 22 years, and subleased the railcars to independent third party customers under shorter term operating rental agreements. Under the terms of the operating lease agreements between the subsidiaries and the Trusts, the Leasing Group has the option to purchase at a predetermined fixed price, certain of the railcars from the Trusts in 2016 and other railcars in 2019. The Leasing Group also has options to purchase the railcars at the end of the respective lease agreements in 2023, 2026, and 2027 at the then fair market value of the railcars as determined by a third party, independent appraisal. At the expiration of the operating lease agreements, the Company has no further obligations with respect to the leased railcars.

These Leasing Group subsidiaries had total assets as of December 31, 2010 of $226.4 million, including cash of $89.1 million and railcars of $101.9 million. The right, title, and interest in each sublease, cash, and railcars are pledged to collateralize the lease obligations to the Trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiaries’ lease obligations. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties to be available to Trinity. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future contractual minimum rental revenues related to these leases due to the Leasing Group are as follows:

	2011	2012	2013	2014	2015	Thereafter	Total
	(in millions)

Future operating lease obligations of Trusts’ railcars	$41.3	$44.5	$45.7	$44.9	$43.2	$382.0	$601.6
Future contractual minimum rental revenues of Trusts’ railcars	$55.0	$42.0	$26.1	$15.1	$10.4	$28.2	$176.8

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

Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to operating leases other than leases with the Trusts are as follows:

	2011	2012	2013	2014	2015	Thereafter	Total
	(in millions)

Future operating lease obligations	$5.6	$4.8	$4.5	$4.4	$4.4	$13.6	$37.3
Future contractual minimum rental revenues	$4.9	$4.2	$3.8	$3.4	$2.7	$7.0	$26.0

Operating lease obligations totaling $34.1 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries.

Note 6.	Investment in TRIP Holdings

In 2007, the Company and five other equity investors unrelated to the Company or its subsidiaries formed TRIP Holdings for the purpose of providing railcar leasing and management services in North America. TRIP Holdings, through its wholly-owned subsidiary, TRIP Rail Leasing LLC (“TRIP Leasing”), purchased railcars from the Company’s Rail and Leasing Groups funded by capital contributions from TRIP Holdings’ equity investors and third-party debt from 2007 through June 2009. Initially, the Company provided 20.0% of the total of all capital contributions required by TRIP Holdings in exchange for 20.0% of the equity in TRIP Holdings. In 2009 and 2010 the Company acquired an additional 37.1% equity ownership in TRIP Holdings for approximately $44.8 million from other equity investors including an additional 29.0% interest acquired in September 2010 for $28.6 million. The Company receives distributions from TRIP Holdings to equity investors based on its equity interest and has an interest in the net assets of TRIP Holdings upon a liquidation event equal to its equity interest. The terms of the Company’s equity investment are identical to the terms of each of the other equity investors. Railcars purchased from the Company by TRIP Leasing are required to be purchased at prices comparable with the prices of all similar railcars sold by the Company during the same period for new railcars and at prices based on third-party appraised values for used railcars.

In 2008 and 2007, the Company contributed $14.6 million and $21.3 million, respectively, in capital to TRIP Holdings equal to its 20% pro rata share of total capital received during those years by TRIP Holdings from the equity investors of TRIP Holdings. In 2009, Trinity contributed $11.4 million to TRIP Holdings pursuant to Trinity’s equity ownership obligation, totaling a $92.1 million investment in TRIP Holdings as of December 31, 2010 after considering equity interests purchased by Trinity from other equity owners. No contributions were made by Trinity to TRIP Holdings during the twelve months ended December 31, 2010 and Trinity has no remaining equity commitment to TRIP Holdings as of December 31, 2010. In 2007, the Company also paid $13.8 million in structuring and placement fees to the principal underwriter in conjunction with the formation of TRIP Holdings that were expensed on a pro rata basis as railcars were purchased from the Company. The balance was fully amortized as of December 31, 2009. Such expense was treated as sales commissions included in operating costs in the Company’s consolidated statement of operations. As of December 31, 2010, TRIP Leasing had purchased $1,284.7 million of railcars from the Company. Under TRIP Leasing’s debt agreement, the lenders’ availability period to finance additional railcar purchases ended in June 2009. The Company has no obligation to guarantee performance under the debt agreement, guarantee any railcar residual values, shield any parties from losses, or guarantee minimum yields. See Note 11 Debt for a description of TRIP Leasing’s debt obligations.

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

The Company’s carrying value of its investment in TRIP Holdings is as follows:

	December 31,	December 31,
	2010	2009
	(in millions)

Capital contributions	$47.3	$47.3
Equity purchased from investors	44.8	16.2

	92.1	63.5
Equity in earnings	7.5	3.0
Equity in unrealized losses on derivative financial instruments	(1.4)	(3.2)
Distributions	(7.0)	(6.0)
Deferred broker fees	(0.8)	(1.0)

	$90.4	$56.3

On January 1, 2010, the Company adopted the provisions of a new accounting pronouncement, ASC 810-10, which amended the rules regarding the consolidation of variable interest entities. Under this new standard, which changed the criteria for determining which enterprise has a controlling financial interest, the Company was determined to be the primary beneficiary of TRIP Holdings because of its combined role as both equity member and manager/servicer of TRIP Holdings. As a result of adopting this pronouncement, the consolidated financial statements of TRIP Holdings and subsidiary are required to be included with the consolidated financial statements of the Company. We determined the effects on Trinity’s consolidated financial statements as if TRIP Holdings had been included in the Company’s consolidated financial statements from TRIP Holdings’ inception and recorded a charge to retained earnings of $105.4 million, net of $57.7 million in tax benefit, and a noncontrolling interest of $129.9 million as of January 1, 2010. With the acquisition by Trinity of the additional ownership interest in TRIP Holdings in September 2010, the Company’s controlling financial interest in TRIP Holdings derives from its majority ownership. Accordingly, the consolidated balance sheet of the Company as of December 31, 2010 and the consolidated statements of operations, cash flows, and stockholders’ equity for the twelve months ended December 31, 2010 include the accounts of TRIP Holdings. Prior periods were not restated. All significant intercompany accounts and transactions have been eliminated. Profits have been deferred on sales of railcars from the Rail or Leasing Group to TRIP Holdings and will be amortized over the life of the related equipment. Additionally, any future profits on the sale of railcars to TRIP Holdings will be deferred and amortized over the life of the related equipment. The noncontrolling interest represents the non-Trinity equity interest in TRIP Holdings. The assets of TRIP Holdings may only be used to satisfy liabilities of TRIP Holdings and the liabilities of TRIP Holdings have recourse only to TRIP Holdings’ assets.

Prior to January 1, 2010, profit on equipment sales to TRIP Leasing was recognized at the time of sale to the extent of the non-Trinity interests in TRIP Holdings. The deferred profit on the sale of equipment to TRIP Leasing pertaining to TILC’s interest in TRIP Holdings was being amortized over the depreciable life of the related equipment. All other fee income to TILC earned from services provided to TRIP Holdings was recognized by TILC to the extent of the non-Trinity interests in TRIP Holdings. Effective January 1, 2010, amortization of the deferred profit on the sale of equipment is recorded as if the entire profit on equipment sales to TRIP Leasing was deferred at the time of the sale and amortized over the depreciable life of the related equipment. All fee income to TILC earned from services provided to TRIP Holdings has been eliminated for the twelve months ended December 31, 2010.

Sales of railcars to TRIP Leasing and related gains for the years ended December 31, 2010, 2009, and 2008 are as follows:

	Year Ended December 31,
	2010	2009	2008
	(in millions)

Rail Group:
Sales of railcars to TRIP Leasing	$—	$113.0	$337.5
Gain on sales of railcars to TRIP Leasing	$—	$11.2	$61.6
Deferral of gain on sales of railcars to TRIP Leasing based on Trinity’s equity interest	$—	$2.8	$12.4
TILC:
Sales of railcars to TRIP Leasing	$—	$183.8	$134.2
Recognition of previously deferred gain on sales of railcars to TRIP Leasing	$—	$30.3	$20.8
Deferral of gain on sales of railcars to TRIP Leasing based on Trinity’s equity interest	$—	$7.6	$4.2

Administrative fees paid to TILC by TRIP Holdings and TRIP Leasing for the years ended December 31, 2010, 2009, and 2008 were $3.7 million, $4.5 million, and $4.1 million, respectively.

On October 15, 2009, TILC loaned TRIP Holdings $14.5 million to resolve a collateral deficiency. The note was repayable monthly from TRIP Holdings’ excess cash flow plus accrued interest at 11% and was repaid in full in May, 2010.

Note 7.	Derivative Instruments

We use derivative instruments to mitigate the impact of changes in interest rates and zinc, natural gas, and diesel fuel prices, as well as to convert a portion of our variable-rate debt to fixed-rate debt. Additionally, we use derivative instruments to mitigate the impact of unfavorable fluctuations in foreign currency exchange rates. We also use derivatives to lock in fixed interest rates in anticipation of future debt issuances. For instruments designated as hedges, the Company formally documents the relationship between the hedging instrument and the hedged item, as well as the risk management objective and strategy for the use of the hedging instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments, or forecasted transactions. At the time a derivative contract is entered into, and at least quarterly thereafter, the Company assesses whether the derivative item is effective in offsetting the changes in fair value or cash flows. Any change in fair value resulting in ineffectiveness, as defined by accounting standards issued by the FASB, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in AOCL as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedge transaction affects earnings. Trinity monitors its derivative positions and credit ratings of its counterparties and does not anticipate losses due to counterparties’ non-performance. See Note 3 Fair Value Accounting for discussion of how the Company valued its commodity hedges and interest rate swaps at December 31, 2010.

Interest rate hedges

			Included in accompanying balance
			sheet at December 31, 2010
				AOCL —
	Notional	Interest		expense/	Noncontrolling
	Amount	Rate(1)	Liability	(income)	Interest
	(in millions, except %)

Interest rate locks:
2005-2006	$200.0	4.87%	—	$(2.6)	—
2006-2007	$370.0	5.34%	—	$14.1	—

Interest rate swaps:
TRIP warehouse	$840.5	3.65%	$48.3	$2.1	$19.5
2008 debt issuance	$503.8	4.13%	$45.7	$44.0	—

(1) Weighted average fixed interest rate

	Effect on interest expense — increase/(decrease)
				Expected effect
	Year Ended December 31,			during next
	2010	2009	2008	twelve months
	(in millions)

Interest rate locks:
2005-2006	$(0.4)	$(0.4)	$(0.4)	$(0.3)
2006-2007	$3.8	$4.0	$7.1	$3.6

Interest rate swaps:
TILC warehouse	$0.5	$2.9	$2.4	—
TRIP warehouse	$29.3	—	—	$25.5
2008 debt issuance	$19.7	$21.6	$5.5	$18.4

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

In anticipation of a future debt issuance, we entered into interest rate swap transactions during the fourth quarter of 2006 and during 2007. These instruments, with a notional amount of $370 million, hedged the interest rate on a portion of a future debt issuance associated with an anticipated railcar leasing transaction, which closed in May 2008. These instruments settled during the second quarter of 2008 and were accounted for as cash flow hedges with changes in the fair value of the instruments of $24.5 million recorded as a loss in AOCL through the date the related debt issuance closed in May 2008. The balance is being amortized over the term of the related debt. The effect on interest expense for 2010 and 2009 is due to amortization of the AOCL balance. The effect on interest expense for 2008 included $4.5 million which related to the ineffective portion of the hedges primarily associated with hedged interest payments that were never made. The remaining balance of $2.6 million is due to the amortization of the AOCL balance.

During 2008, we entered into interest rate swap transactions, with a notional amount of $200 million, which were being used to counter our exposure to changes in the variable interest rate associated with our warehouse facility. The effect on interest expense included the mark to market valuation on the interest rate swap transactions and monthly interest settlements. These interest rate hedges expired during the fourth quarter of 2010.

In May 2008, we entered into an interest rate swap transaction that is being used to fix the LIBOR component of the debt issuance which closed in May 2008. The effect on interest expense results primarily from monthly interest settlements. In 2009, $1.0 million in unrealized derivative losses were reclassified from AOCL to interest expense that was related to a partial retirement of the debt issuance in the fourth quarter of 2009.

Between 2007 and 2009, TRIP Holdings entered into interest rate swap transactions, all of which qualify as cash flow hedges. As of December 31, 2010, maturities for cash flow hedges ranged from 2011-2023. The effect on interest expense results from monthly interest settlements.

See Note 11 Debt for a discussion of the related debt instruments.

Other Derivatives

	Effect on operating income — increase/(decrease)
	2010	2009	2008
	(in millions)

Fuel hedges(1)
Effect of mark to market valuation	$0.0	$(0.3)	$(0.3)
Settlements	(0.1)	(1.2)	8.5

	$(0.1)	$(1.5)	$8.2
Foreign exchange hedges(2)	$(0.9)	$(1.9)	$—
Zinc(1)	$—	$—	$1.8

(1)	Included in cost of revenues in the accompanying consolidated statement of operations

(2)	Included in other, net in the accompanying consolidated statement of operations

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

Foreign exchange hedge

During the years ended December 31, 2010 and 2009, we entered into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. These instruments are short term with quarterly maturities and no remaining balance in AOCL as of December 31, 2010 and 2009.

Zinc

We maintain a program to mitigate the impact of fluctuations in the price of zinc purchases. The intent of this program is to protect our operating profit from adverse price changes by entering into derivative instruments. The effect of these derivative instruments on the consolidated financial statements for the years ended December 31, 2010 and 2009 was not significant.

Note 8.	Property, Plant, and Equipment

The following table summarizes the components of property, plant, and equipment as of December 31, 2010 and 2009.

	December 31,	December 31,
	2010	2009
	(in millions)

Manufacturing/Corporate:
Land	$40.9	$39.1
Buildings and improvements	418.4	405.9
Machinery and other	699.7	708.1
Construction in progress	9.7	12.2

	1,168.7	1,165.3
Less accumulated depreciation	(677.3)	(648.2)

	491.4	517.1
Leasing:
Wholly-owned subsidiaries:
Machinery and other	38.2	38.1
Equipment on lease	3,249.8	3,098.9

	3,288.0	3,137.0
Less accumulated depreciation	(322.6)	(286.9)

	2,965.4	2,850.1
TRIP Holdings:
Equipment on lease	1,282.1	—
Less accumulated depreciation	(90.3)	—

	1,191.8	—
Net deferred profit on railcars sold to the Leasing Group
Sold to wholly-owned subsidiaries	(340.4)	(329.0)
Sold to TRIP Holdings	(196.2)	—

	$4,112.0	$3,038.2

We lease certain equipment and facilities under operating leases. Future minimum rent expense on non-Leasing Group leases in each year is (in millions): 2011 — $8.8; 2012 — $3.6; 2013 — $2.0; 2014 — $1.2; 2015 — $0.8; and $2.4 thereafter. See Note 5 Railcar Leasing and Management Services Group for information related to the lease agreements, future operating lease obligations, and future minimum rent expense associated with the Leasing Group.

We did not capitalize any interest expense as part of the construction of facilities and equipment during 2010 or 2009.

In May 2010, the Company’s inland barge manufacturing facility in Tennessee experienced a flood resulting in significant damages to Trinity’s property and a temporary disruption of its production activities. The Company is insured against losses due to property damage and business interruption subject to certain deductibles. As of December 31, 2010, Trinity had received $20 million in payments from its insurance carrier of which $12.0 million pertains to the replacement of or repairs to damaged property, plant, and equipment with a net book value of $2.3 million, with the remainder pertaining primarily to the reimbursement of flood-related expenses. Accordingly, the Company has recognized a gain of $9.7 million, principally in the third quarter of 2010, from the disposition of flood-damaged property, plant, and equipment.

We estimate the fair market value of properties no longer in use or held for sale based on the location and condition of the properties, the fair market value of similar properties in the area, and the Company’s experience selling similar properties in the past. As of December 31, 2010, the Company had non-operating plants with a net book value of $4.3 million. Our estimated fair value of these assets exceeds their book value.

Note 9.	Goodwill

Goodwill by segment is as follows:

	December 31,	December 31,
	2010	2009
	(in millions)

Rail Group	$122.5	$122.5
Construction Products Group	62.4	52.2
Energy Equipment Group	10.9	4.3
Railcar Leasing and Management Services Group	1.8	1.8

	$197.6	$180.8

During the second quarter of 2009, there was a significant decline in new orders for railcars and continued weakening demand for products in the Rail Group as well as a change in the average estimated railcar deliveries from independent third party research firms. Additionally, the significant number of idled railcars in the North American fleet resulted in the creation of new internal sales estimates by railcar type. Based on this information, we concluded that indications of impairment existed with respect to the Rail Group which required an interim goodwill impairment analysis and, accordingly, we performed such a test as of June 30, 2009. The result of our impairment analysis indicated that the remaining implied goodwill amounted to $122.5 million for our Rail Group as of June 30, 2009 and, consequently, we recorded an impairment charge of $325.0 million during the second quarter of 2009. As of December 31, 2010 and 2009, the Company’s annual impairment test of goodwill was completed at the reporting unit level and no additional impairment charges were determined to be necessary.

The increase in the Construction Products Group goodwill as of December 31, 2010 over the same period last year is due to an increase in goodwill of $24.7 million related to 2010 acquisitions and a $2.0 million contingent payment related to an acquisition in 2007, offset by a $16.5 million reduction related to the sale of the Company’s asphalt operations and a ready mix plant. The increase in the Energy Equipment Group goodwill is due to an acquisition in the second quarter of 2010. See Note 2 Acquisitions and Divestitures.

Note 10.	Warranties

The Company provides warranties against manufacturing defects generally ranging from one to five years depending on the product. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been filed by a customer. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. The Company provides for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assesses the adequacy of the resulting reserves on a quarterly basis. The changes in the accruals for warranties for the years ended December 31, 2010, 2009, and 2008 are as follows:

	December 31,	December 31,	December 31,
	2010	2009	2008
	(in millions)

Beginning balance	$19.6	$25.7	$28.3
Warranty costs incurred	(5.7)	(8.6)	(6.2)
Warranty originations and revisions	1.9	9.8	9.7
Warranty expirations	(2.6)	(7.3)	(6.1)

Ending balance	$13.2	$19.6	$25.7

Note 11.	Debt

The following table summarizes the components of debt as of December 31, 2010 and 2009.

	December 31,	December 31,
	2010	2009
	(in millions)

Manufacturing/Corporate — Recourse:
Revolving credit facility	$—	$—
Convertible subordinated notes	450.0	450.0
Less: unamortized discount	(111.1)	(121.6)

	338.9	328.4
Senior notes	—	201.5
Other	2.8	2.7

	341.7	532.6
Leasing — Recourse:
Capital lease obligations	51.2	53.6
Term Loan	57.4	59.8

	450.3	646.0

Leasing — Non-recourse:
2006 secured railcar equipment notes	283.2	304.7
Promissory notes	493.8	515.4
2009 secured railcar equipment notes	229.2	237.6
2010 secured railcar equipment notes	367.1	—
TILC warehouse facility	80.2	141.4
TRIP Holdings warehouse loan	1,003.9	—

	2,457.4	1,199.1

Total debt	$2,907.7	$1,845.1

We have a $425.0 million unsecured revolving credit facility which matures on October 19, 2012. As of December 31, 2010, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $79.9 million, leaving $345.1 million available for borrowing. Other than with respect to such letters of credit, there were no borrowings under our revolving credit facility as of December 31, 2010 or for the twelve month period then ended. Of the outstanding letters of credit as of December 31, 2010, $74.3 million are expected to expire in 2011 and the remainder in 2012. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew each year. Borrowings under the credit facility bear interest at prime or LIBOR plus 87.5 basis points. Trinity’s revolving credit facility requires maintenance of ratios related to interest coverage for the leasing and manufacturing operations, leverage, and minimum net worth. As of December 31, 2010, we were in compliance with all such covenants.

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

As of December 31, 2010 and 2009, capital in excess of par value included $92.8 million related to the estimated value of the Convertible Subordinated Notes’ conversion options, in accordance with ASC 470-20. Debt discount recorded in the consolidated balance sheet is being amortized through June 1, 2018 to yield an effective annual interest rate of 8.42% based upon the estimated market interest rate for comparable non-convertible debt as of the issuance date of the Convertible Subordinated Notes. Total interest expense recognized on the Convertible Subordinated Notes for the years ended December 31, 2010, 2009, and 2008, is as follows:

	Year Ended December 31,
	2010	2009	2008
	(in millions)

Coupon rate interest	$17.4	$17.4	$17.4
Amortized debt discount	10.5	9.6	8.8

	$27.9	$27.0	$26.2

At December 31, 2010, the Convertible Subordinated Notes were convertible at a price of $51.58 per share resulting in 8,724,312 issuable shares. As of December 31, 2010, if the Convertible Subordinated Notes had been converted, no shares would have been issued since the trading price of the Company’s common stock was below the conversion price of the Convertible Subordinated Notes. The Company has not entered into any derivatives transactions associated with these notes.

In May 2006, Trinity Rail Leasing V, L.P., a limited partnership (“TRL V”) and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC issued $355.0 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2006-1A (the “2006 Secured Railcar Equipment Notes”), of which $283.2 million was outstanding as of December 31, 2010. The 2006 Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated May 24, 2006, between TRL V and Wilmington Trust Company, as indenture trustee. The 2006 Secured Railcar Equipment Notes bear interest at a fixed rate of 5.9% per annum, are payable monthly, and have a final maturity of May 14, 2036. The 2006 Secured Railcar Equipment Notes are obligations of TRL V and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL V.

In May 2008, Trinity Rail Leasing VI LLC, a Delaware limited liability company (“TRL VI”), a limited purpose, indirect wholly-owned subsidiary of Trinity, issued $572.2 million of 30-year promissory notes (the “Promissory Notes”) to financial institutions, of which $493.8 million was outstanding as of December 31, 2010. The Promissory Notes are secured by a portfolio of railcars, operating leases thereon, and certain cash reserves. The Promissory Notes are obligations of TRL VI and are non-recourse to Trinity. TRL VI acquired the railcars securing the Promissory Notes by purchase from TILC and a subsidiary. The Promissory Notes bear interest at a floating rate of one-month LIBOR plus a margin of 1.50%. The LIBOR portion of the interest rate on the Promissory Notes is fixed at approximately 4.13% for the first seven years from the date of issuance of the Promissory Notes through interest rate swaps. The interest rate margin on the Promissory Notes will increase by 0.50% on each of the seventh and eighth anniversary dates of the issuance of the Promissory Notes and by an additional 2.00% on the tenth anniversary date of the issuance of the Promissory Notes. The Promissory Notes may be prepaid at any time and may be prepaid without penalty at any time after the third anniversary date of the issuance of the Promissory Notes.

In November 2009, Trinity Rail Leasing VII LLC, a Delaware limited liability company (“TRL VII”), a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $238.3 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2009-1 (“the 2009 Secured Railcar Equipment Notes”), of which $229.2 million was outstanding as of December 31, 2010. The 2009 Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated November 5, 2009 between TRL VII and Wilmington Trust Company, as indenture trustee. The 2009 Secured Railcar Equipment Notes bear interest at a fixed rate of 6.66% per annum, are payable monthly, and have a final maturity date of November 16, 2039. The 2009 Secured Railcar Equipment Notes are obligations of TRL VII and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL VII.

In October, 2010, Trinity Rail Leasing 2010 LLC, a Delaware limited liability company (“TRL 2010”), a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $369.2 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2010-1 (“2010 Secured Railcar Equipment Notes”), of which $367.1 million was outstanding as of December 31, 2010. The 2010 Secured Railcar Equipment

Notes were issued pursuant to an Indenture, dated as of October 25, 2010 between TRL 2010 and Wilmington Trust Company, as indenture trustee. The 2010 Secured Railcar Equipment Notes bear interest at a fixed rate of 5.19%, are payable monthly, and have a stated final maturity date of October 16, 2040. The 2010 Secured Railcar Equipment Notes are obligations of TRL 2010 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets of TRL 2010 acquired and owned by TRL 2010.

The $475 million TILC warehouse loan facility, established to finance railcars owned by TILC, had $80.2 million outstanding and $394.8 million available as of December 31, 2010. The warehouse loan is a non-recourse obligation, secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 2.80% at December 31, 2010. In February 2011, the warehouse loan facility was renewed for an additional two years and now matures in February 2013. Amounts outstanding at such time, if any, will be payable in three installments in August 2013, February 2014, and August 2014 unless renewed.

In June 2007, TRIP Leasing entered into a $1.19 billion Warehouse Loan Agreement which contains a floating rate revolving facility (the “TRIP Warehouse Loan”) of which $1.0 billion in borrowings were outstanding as of December 31, 2010. The TRIP Warehouse Loan is a non-recourse obligation, secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by TRIP Leasing. The TRIP Warehouse Loan consists of Tranche A bearing an interest rate of the one month USD Libor plus 1.00% and Tranche B bearing an interest rate of the one month USD Libor plus 2.25%. The TRIP Warehouse Loan had a two year revolving availability period which ended in June 2009. Commencing July 1, 2010, all excess cash flow, as defined by the Warehouse Loan Agreement, must be applied to reductions in principal in lieu of dividends to equity members of TRIP Holdings. Commencing June 2011, a majority of the TRIP Warehouse Loan lenders have the right to compel TRIP Leasing to commence repayment of the outstanding balance in four quarterly installments ending March 2012. In the event such action is taken, it is not expected that TRIP Leasing will be able to make such payments from its anticipated cash balances and net cash flow from operations prior to that date. Although the quarterly installment due dates are subject to extension by written agreement between TRIP Leasing and its lenders, TRIP Leasing’s lenders have the right to direct that TRIP Leasing take certain actions including the sale of assets sufficient to retire the debt that is due. TRIP Leasing is considering a number of financing alternatives to address these quarterly installments. If TRIP Leasing is unable to achieve such alternatives to the satisfaction of the TRIP Warehouse Loan’s lenders, the Company’s investment in TRIP Holdings may become impaired. See Note 6 Investment in TRIP Holdings for a discussion of the Company’s investment in TRIP Holdings.

In 2009, the Company entered into a seven-year $61.0 million term loan agreement and capital lease obligations totaling $56.6 million. These new debt obligations are guaranteed by the Company and secured by railcar equipment and related leases.

In November 2010, the Company redeemed all of its $201.5 million unsecured 6 1/2% Senior Notes which were scheduled to mature in 2014 at a redemption price 102.167% of the principal amount, pursuant to the terms of the indenture. The Company incurred approximately $5.9 million in expenses related to the redemption which are included in Other Income and Expense.

The remaining principal payments under debt agreements as of December 31, 2010, after considering the renewal of the TILC warehouse loan facility in February 2011, are as follows:

	2011	2012	2013	2014	2015	Thereafter
	(in millions)

Recourse:
Manufacturing/Corporate	$0.7	$0.5	$0.7	$0.2	$0.2	$450.5
Leasing – capital lease obligations (Note 5)	2.6	2.8	2.9	3.1	3.3	36.5
Leasing – term loan (Note 5)	2.6	2.8	3.1	3.3	3.5	42.1

Non-recourse – leasing (Note 5):
2006 secured railcar equipment notes	14.7	13.5	15.2	17.0	18.6	204.2
Promissory notes	27.8	25.8	27.8	24.6	21.9	365.9
2009 secured railcar equipment notes	10.2	9.2	10.2	9.9	9.6	180.1
2010 secured railcar equipment notes	12.8	12.8	14.6	14.0	15.3	297.6
TILC warehouse facility	2.4	2.6	2.6	1.7	—	—
TRIP Holdings warehouse loan	28.0	7.0	—	—	—	—
Facility termination payments:
TILC warehouse facility	—	—	24.8	46.1	—	—
TRIP Holdings warehouse loan	704.9	264.0	—	—	—	—

Total principal payments	$806.7	$341.0	$101.9	$119.9	$72.4	$1,576.9

Note 12.	Other, Net

Other, net (income) expense consists of the following items:

	Year Ended December 31,
	2010	2009	2008
	(in millions)

Foreign currency exchange transactions	$—	$2.2	$4.6
Loss (gain) on equity investments	1.7	(6.5)	(0.6)
Costs related to redemption of Senior Notes	5.9	—	—
Other	(0.8)	(1.0)	(2.6)

Other, net	$6.8	$(5.3)	$1.4

Loss on equity investments for the year ended December 31, 2010 includes a $1.8 million loss on the write-down of the Company’s pre-acquisition investment in Quixote Corporation. See Note 2 Acquisitions and Divestitures. Gain on equity investments for 2009 includes a $3.7 million gain from the sale of an investment during the year ended December 31, 2009. See Note 11 Debt for further explanation of the Senior Notes redemption.

Note 13.	Income Taxes

The components of the provision for income taxes from continuing operations are as follows:

	Year Ended December 31,
	2010	2009	2008
	(in millions)

Current:
Federal	$(22.2)	$5.8	$(97.1)
State	(2.0)	0.7	7.2
Foreign	5.0	7.9	14.1

Total current	(19.2)	14.4	(75.8)

Deferred:
Federal	57.0	(27.1)	250.9
State	3.4	(3.5)	4.6
Foreign	(0.3)	6.8	(8.3)

Total deferred	60.1	(23.8)	247.2

Provision	$40.9	$(9.4)	$171.4

Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax liabilities and assets are as follows:

	December 31,
	2010	2009
	(in millions)

Deferred tax liabilities:
Depreciation, depletion, and amortization	$667.3	$563.6
Convertible debt	80.9	74.0

Total deferred tax liabilities	748.2	637.6

Deferred tax assets:
Workers compensation, pensions, and other benefits	44.7	53.1
Warranties and reserves	17.5	16.7
Equity items	56.4	48.2
Tax loss carryforwards and credits	224.3	104.5
Inventory	7.6	7.6
Accrued liabilities and other	1.6	2.6

Total deferred tax assets	352.1	232.7

Net deferred tax liabilities before valuation allowance	396.1	404.9
Valuation allowance	19.9	15.6

Net deferred tax liabilities before reserve for uncertain tax positions	416.0	420.5
Deferred tax assets included in reserve for uncertain tax positions	(25.0)	(22.6)

Adjusted net deferred tax liabilities	$391.0	$397.9

At December 31, 2010, the Company had $488.4 million of Federal consolidated net operating loss carryforwards and tax-effected $6.3 million of state loss carryforwards. The Federal tax loss carryforward includes $50.4 million acquired from Quixote and $299.3 million that are due to TRIP Holdings’ separate tax return filing. The Federal tax loss carryforwards are due to expire between 2011 and 2030. Our ability to utilize the tax loss carryforwards that were acquired as part of the Quixote acquisition against future taxable income is subject to restrictions under the Internal Revenue Code. TRIP does not file as part of the Company’s consolidated tax return and instead, files on its own behalf. Accordingly, the tax loss carryforwards that are established for TRIP can only be used to offset future taxable income of TRIP. We have established a valuation allowance for Federal, state, and foreign tax operating losses which may not be realizable. These net operating losses expire between 2011 and 2030.

Realization of deferred tax assets is dependent on generating sufficient taxable income in future periods. We have established valuation allowances against tax losses and credits that we will most likely be unable to utilize. We believe that it is more likely than not that we will be able to generate sufficient future taxable income to utilize the remaining deferred tax assets.

During the first quarter ended March 31, 2010, we closed an audit with one of our Mexican subsidiaries’ 2002 tax year. The 2003 tax year of our Mexican subsidiaries is still under review and thus the statute of limitations remains open from 2003 forward.

During the third quarter ended September 30, 2010, we effectively settled our Internal Revenue Service (“IRS”) exam cycle which covered the years ended March 31, 1998 through December 31, 2002. In addition, we are currently under two separate IRS examination cycles for the years ended 2004 through 2005 and 2006 through 2008. Therefore, our statute of limitations remains open from the year ended December 31, 2004 and forward. We have concluded the field work for the 2004-2005 exam cycle and have been issued a Revenue Agent Report, or “30-Day Letter.” Certain issues have been agreed upon by us and the IRS and certain issues remain unresolved. Accordingly, we have appealed those unresolved issues to the Appeals Division of the IRS. The Appeals Division’s review is currently scheduled to start in February 2011. Due to the uncertainty of the length of the appeals process and possible post-appeals litigation on any issues, the statute of limitations related to the 2004-2005 exam cycle will remain open for an indeterminable period of time. Likewise, as the 2006-2008 cycle is still in the examination level, we are unable to determine how long these periods will remain open.

During the third quarter ended September 30, 2010, the Swiss authorities began auditing one of our Swiss subsidiaries for the 2006-2009 cycle. During the fourth quarter, the Swiss Tax Inspector made a preliminary assessment of taxes and interest of $3.0 million that we are currently reviewing. Accordingly, we have accrued $3.0 million of taxes and interest for the amount we believe will be ultimately settled. We have recorded a deferred tax asset for the foreign taxes that will be creditable against future U.S. tax and interest expense that will be deductible. This results in an overall impact of $0.3 million, which was recorded as a component of income tax expense.

Our various other European subsidiaries, including subsidiaries that were sold in 2006, are impacted by various statutes of limitations which are generally open from 2003 forward. An exception to this is our discontinued operations in Romania, which have been audited through 2004.

Generally, states’ statutes of limitations in the United States are open from 2002 forward; however, some state statutes of limitations will re-open as a result of the settlement of our 1998-2002 cycle up to one year after we filed the amended tax returns to reflect the IRS adjustments and thus will remain open throughout 2011.

The Company received income tax refunds of $26.9 million during the year ended December 31, 2010, and $111.4 million during the year ended December 31, 2009.

The provision for income taxes from continuing operations results in effective tax rates different from the statutory rates. The following is a reconciliation between the statutory United States Federal income tax rate and the Company’s effective income tax rate:

	Year Ended December 31,
	2010	2009	2008

Statutory rate	35.0%	35.0%	35.0%
State taxes	3.3	1.9	1.7
Impairment of goodwill	—	(23.7)	—
Changes in valuation allowances	—	(6.5)	—
Tax settlements	4.4	—	—
Changes in tax reserves	(9.6)	—	—
Other, net	2.0	(0.3)	1.1

Effective rate	35.1%	6.4%	37.8%

Income (loss) from continuing operations before income taxes for the year ended December 31, 2010, 2009, and 2008 was $113.7 million, $(158.4) million, and $430.5 million, respectively, for United States operations, and

$2.9 million, $11.5 million, and $23.3 million, respectively, for foreign operations. The Company has provided United States deferred income taxes on the un-repatriated earnings of its foreign operations. The Company has $32.1 million of foreign tax credit carryforwards which will expire between 2014 and 2020.

The change in unrecognized tax benefits for the years ended December 31, 2010 and 2009 were as follows:

	Year Ended December 31,
	2010	2009
	(in millions)

Beginning balance	$40.1	$32.9
Additions for tax positions related to the current year	3.3	5.8
Additions for tax positions of prior years	9.3	7.5
Reductions for tax positions of prior years	(5.6)	(4.5)
Settlements	(9.5)	(1.5)
Expirations of statute of limitations	(0.8)	(0.1)

Ending balance	$36.8	$40.1

The additions for the years ended December 31, 2010 and December 31, 2009, were amounts provided for tax positions previously taken in foreign jurisdictions and tax positions taken for Federal and state income tax purposes as well as deferred tax liabilities that have been reclassified to uncertain tax positions.

The increase in tax positions related to prior years is primarily related to a Federal tax position that was taken on a previously filed tax return. This position was submitted to the IRS and we anticipate making a payment related to this position when the current examination cycle closes. During the first quarter we established income tax reserves of $1.6 million related to our acquisition of Quixote Corporation. During the fourth quarter, we recorded $2.6 million of reserves related to an audit of one of our Swiss subsidiaries. The reduction in tax positions of prior years was primarily related to state taxes. During the year ended December 31, 2010, we received additional facts on certain state tax positions that led us to change the measurement of certain state tax benefits previously recorded. Additionally, we completed some state audits for which the Company’s tax position was not challenged by the state and for which the positions are now effectively settled and a federal tax position that we believed would be sustained upon audit and therefore was no longer at risk.

Settlements during the year ended December 31, 2010 related to a first quarter tax settlement of a 2002 Mexico tax issue of one of our subsidiaries and a third quarter settlement of the 1998-2002 IRS audit. We paid $2.1 million in taxes, penalties, and interest related to the Mexico settlement and $6.1 million in taxes, penalties, and interest related to the IRS examination. The excess of the amount reserved over the settlement amount for the Mexico and IRS exams was $1.8 million and $4.1 million, respectively, which is recorded as a benefit to income taxes. In addition, we settled an outstanding audit for Quixote Corporation that began prior to our acquisition of Quixote and for which we were fully reserved. We have therefore released $0.7 million of reserves related to this audit cycle, which will also reduce Quixote’s tax loss carryforward. There is no impact to income tax expense as a result of the Quixote audit.

The total amount of unrecognized tax benefits including interest and penalties at December 31, 2010 and 2009, that would affect the Company’s effective tax rate if recognized was $14.9 million and $25.0 million, respectively. There is a reasonable possibility that unrecognized Federal and state tax benefits will decrease by December 31, 2011 due to a lapse in the statute of limitations for assessing tax. Amounts subject to a lapse in statute by December 31, 2011 total $0.1 million. Further, there is a reasonable possibility that the unrecognized Federal tax benefits will decrease by December 31, 2011 due to settlements with taxing authorities. Amounts expected to settle by December 31, 2011 total $3.0 million.

Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of December 31, 2010 and 2009 was $11.2 million and $16.0 million, respectively. Income tax expense for the years ended December 31, 2010 and 2009 included a reduction in income tax expense of $4.8 million and $5.4 million, respectively, in interest expense and penalties related to uncertain tax positions.

Note 14.	Employee Retirement Plans

The Company sponsors defined benefit plans and defined contribution profit sharing plans which provide retirement income and death benefits for eligible employees. The annual measurement date of the benefit obligations, fair value of plan assets, and funded status is December 31.

Actuarial Assumptions

	Year Ended December 31,
	2010	2009	2008

Assumptions used to determine benefit obligations at the annual measurement date were:
Obligation discount rate	5.90%	6.10%	6.50%
Compensation increase rate	3.00%	3.00%	4.00%

Assumptions used to determine net periodic benefit costs were:
Obligation discount rate	6.10%	6.50%	6.50%
Long-term rate of return on plan assets	7.75%	7.75%	7.75%
Compensation increase rate	3.00%	4.00%	4.00%

The expected long-term rate of return on plan assets is an assumption reflecting the anticipated weighted average rate of earnings on the portfolio over the long-term. To arrive at this rate, we developed estimates based upon the anticipated performance of the assets in its portfolio.

Components of Net Retirement Cost

	Year Ended December 31,
	2010	2009	2008
	(in millions)

Expense Components
Service cost	$0.9	$3.0	$9.7
Interest	18.7	19.7	20.8
Expected return on plan assets	(20.1)	(15.7)	(20.1)
Amortization and deferral:
Actuarial loss	1.9	4.2	1.8
Prior service cost	0.1	0.1	0.2
Transition asset	—	—	(0.1)
Profit sharing	8.3	7.6	7.6
Other	0.2	(0.4)	—

Net expense	$10.0	$18.5	$19.9

Obligations and Funded Status

	Year Ended December 31,
	2010	2009
	(in millions)

Accumulated Benefit Obligations	$335.7	$326.0

Projected Benefit Obligations:
Beginning of year	$326.1	$334.0
Service cost	0.9	3.0
Interest	18.7	19.7
Benefits paid	(12.9)	(11.6)
Actuarial loss	3.3	15.1
Curtailments	—	(33.8)
Amendments	0.2	—
Settlements	(0.5)	(0.3)

End of year	$335.8	$326.1

Plans’ Assets:
Beginning of year	$257.6	$200.6
Actual return on assets	35.3	49.6
Employer contributions	11.6	19.3
Benefits paid	(12.9)	(11.6)
Settlements	(0.5)	(0.3)

End of year	$291.1	$257.6

Consolidated Balance Sheet Components:
Funded status	$(44.7)	$(68.5)

The unfunded status of the plans of $44.7 million and $68.5 million at December 31, 2010 and 2009, respectively, was recognized in the accompanying balance sheets as accrued pension liability and included in Accrued Liabilities. No plan assets are expected to be returned to us during the year ending December 31, 2011.

Amounts Recognized in Other Comprehensive Income (Loss)

	Year Ended December 31,
	2010	2009	2008
	(in millions)

Actuarial gain (loss)	$11.9	$18.7	$(81.6)
Amortization of actuarial loss	1.9	4.2	1.9
Amortization of prior service cost	0.1	0.1	0.2
Amortization of transition asset	—	—	(0.1)
Other	(0.2)	—	—
Curtailments	—	33.5	—
Settlements	0.2	—	—

Total before income taxes	13.9	56.5	(79.6)
Income tax expense (benefit)	5.2	20.9	(29.0)

Net amount recognized in other comprehensive income (loss)	$8.7	$35.6	$(50.6)

Included in AOCL at December 31, 2010 were the following amounts that have not been recognized in net periodic pension cost: prior service cost of $0.4 million ($0.3 million net of related income taxes) and unrecognized actuarial losses of $66.5 million ($41.8 million net of related income taxes).

Actuarial loss included in AOCL and expected to be recognized in net periodic pension cost for the year ended December 31, 2011 is $1.9 million ($1.2 million net of related income taxes).

Plan Assets

The estimated fair value of plan assets at year end 2010 and 2009, indicating input levels used to determine fair value, and the range of target asset allocations are as follows:

	Target	December 31,	December 31,
	Allocation	2010	2009

Cash and cash equivalents		1%	2%
Equity securities	55-65%	68	61
Debt securities	35-45%	31	37

Total		100%	100%

	Level 1	Level 2	Level 3	Total
	(in millions)

Temporary cash investments	$3.5	$—	$—	$3.5
Common trust funds	—	210.3	—	210.3
Registered investment companies	71.7	—	—	71.7
Corporate stock	2.9	—	—	2.9
Corporate bonds	2.0	—	—	2.0
U.S. government obligations	0.7	—	—	0.7

	$80.8	$210.3	$—	$291.1

The Company’s pension investment strategies have been developed as part of a comprehensive asset/liability management process that considers the relationship between both the assets and liabilities of the plans. These strategies consider not only the expected risk and returns on plan assets, but also the actuarial projections of liabilities, projected contributions, and funded status. The equity allocation is heavily weighted toward domestic large capitalized companies. There is also a lesser exposure to domestic small/mid cap companies, as well as international equities. The fixed income allocation is equally split between a limited duration portfolio and a core plus portfolio that has a duration in-line with published bond indices. This asset mix is designed to meet the longer-term obligations of the plan as projected by actuarial studies.

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

The pension plan assets are valued at fair value. The following is a description of the valuation methodologies used in determining fair value, including the general classification of such instruments pursuant to the valuation hierarchy as described further in Note 3 Fair Value Accounting.

Temporary cash investments — These investments consist of U.S. dollars held in master trust accounts with the trustee. These temporary cash investments are classified as Level 1 instruments.

Common trust funds — Common trust funds are comprised of shares or units in commingled funds that are not publicly traded. The underlying assets in these funds are publicly traded on exchanges and price quotes for the assets held by these funds are readily available. Holdings of common trust funds are classified as Level 2 investments.

Registered investment companies — Registered investment companies are mutual funds registered with the Securities and Exchange Commission. Mutual fund shares are traded actively on public exchanges. The share prices for mutual funds are published at the close of each business day. Holdings of mutual funds are classified as Level 1 investments.

Corporate stock — This investment category consists of stock issued by U.S. companies traded actively on exchanges. Price quotes for these shares are readily available. Holdings of corporate stock are classified as Level 1 investments.

Corporate bonds — Corporate bonds consist of fixed income securities of U.S. and non-U.S. corporations. These assets are valued using quoted prices in active markets. Corporate bonds are classified as Level 1 investments.

U.S. government obligations — U.S government obligations consist of fixed income securities issued directly by the U.S. Treasury or by government-sponsored enterprises. These assets are valued using quoted prices in active markets. U.S. government obligations are classified as Level 1 investments.

Cash Flows

Employer contributions for the year ending December 31, 2011 are expected to be $14.7 million for the defined benefit plans compared to $11.6 million contributed during 2010. Employer contributions to the 401(k) plans and the Supplemental Profit Sharing Plan for the year ending December 31, 2011 are expected to be $8.1 million compared to $7.9 million during 2010.

Benefit payments expected to be paid during the next ten years are as follows:

Amounts
(in millions)

2011	$13.7
2012	14.6
2013	15.6
2014	16.7
2015	17.8
2016-2020	108.5

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

Participants in the Pension Plan are now eligible to receive future retirement benefits through a company-funded annual retirement contribution provided through the Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates. The contribution ranges from one to three percent of eligible compensation based on service. Both the annual retirement contribution and the company matching contribution are discretionary, requiring board approval, and are made annually with the investment of the funds directed by the participants.

Note 15.	Accumulated Other Comprehensive Loss

Comprehensive net income (loss) is as follows:

	Year Ended December 31,
	2010	2009	2008
	(in millions)

Net income (loss) attributable to Trinity	$67.4	$(137.7)	$280.9
Other comprehensive income (loss):
Change in currency translation adjustment, net of tax expense (benefit) of $(0.0), $(0.0), and $0.1	—	—	0.2
Change in funded status of pension liability, net of tax expense (benefit) of $5.2, $20.9, and $(29.0)	8.7	35.6	(50.6)
Change in unrealized (loss) gain on derivative financial instruments, net of tax (benefit) expense of $(2.6), $14.2, and $(27.9)	(7.3)	27.8	(48.3)
Other changes, net of tax benefit of $0.7, (0.0), and (0.6)	1.1	(0.1)	(1.0)

Comprehensive net income (loss) attributable to Trinity	$69.9	$(74.4)	$181.2

The components of accumulated other comprehensive loss are as follows:

	December 31,	December 31,
	2010	2009
	(in millions)

Currency translation adjustments, net of tax benefit of $(0.2) and $(0.2)	$(17.1)	$(17.1)
Funded status of pension liability, net of tax benefit of $(24.8) and $(30.0)	(42.1)	(50.8)
Unrealized loss on derivative financial instruments, net of tax benefit of $(21.4) and $(18.8)	(36.3)	(29.0)
Other changes, net of tax benefit of $— and $(0.7)	—	(1.1)

	$(95.5)	$(98.0)

See Note 7 Derivative Instruments for information on the reclassification of amounts in accumulated other comprehensive loss into earnings.

Note 16.	Stock-Based Compensation

The Company’s 2004 Amended and Restated Stock Option and Incentive Plan (“the Plan”) provides for awarding 6,000,000 (adjusted for stock splits) shares of common stock plus (i) shares covered by forfeited, expired, and canceled options granted under prior plans; and (ii) shares tendered as full or partial payment for the purchase price of an award or to satisfy tax withholding obligations. At December 31, 2010, a total of 2,636,838 shares were available for issuance. The Plan provides for the granting of nonqualified and incentive stock options having maximum ten-year terms to purchase common stock at its market value on the award date; stock appreciation rights based on common stock fair market values with settlement in common stock or cash; restricted stock; restricted stock units; and performance awards with settlement in common stock or cash on achievement of specific business objectives. Under previous plans, nonqualified and incentive stock options, restricted shares, and restricted stock units were granted at their fair market values. Options become exercisable in various percentages over periods ranging up to five years.

The cost of employee services received in exchange for awards of equity instruments are referred to as share-based payments and are based on the grant date fair-value of those awards. Stock-based compensation includes compensation expense, recognized over the applicable vesting periods, for both new share-based awards and share-based awards granted prior to, but not yet vested, as of January 1, 2006. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options granted to employees. Stock-based compensation totaled approximately $15.7 million, $13.5 million, and $18.7 million for the years ended December 31, 2010, 2009, and 2008, respectively.

The income tax benefit related to stock-based compensation expense was $4.0 million, $2.3 million, and $6.7 million for the years ended December 31, 2010, 2009, and 2008, respectively. The Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statement of cash flows. No stock-based compensation costs were capitalized as part of the cost of an asset for the years ended December 31, 2010, 2009, and 2008.

Stock Options

Expense related to stock options issued to eligible employees under the Plan is recognized over their vesting period on a straight line basis. Stock options generally vest over 5 years and have contractual terms of 10 years.

			Weighted-
			Average
		Weighted-	Remaining
	Number	Average	Contractual	Aggregate
	of	Exercise	Terms	Intrinsic
	Shares	Price	(Years)	Value
				(in millions)

Options outstanding at December 31, 2009	1,015,465	$16.20
Granted	—	—
Exercised	(127,457)	15.07
Cancelled	(7,921)	16.94

Options outstanding at December 31, 2010	880,087	16.35	5.4	$9.0

Options exercisable at December 31, 2010	449,587	$16.46	3.1	$4.6

At December 31, 2010, unrecognized compensation expense related to stock options was $1.0 million. At December 31, 2010, for unrecognized compensation expense related to stock options, the weighted average recognition period was 1.4 years. The intrinsic value of options exercised totaled approximately $0.9 million, $0.3 million, and $8.7 million during fiscal years 2010, 2009, and 2008, respectively.

Restricted Stock

Restricted share awards consist of restricted stock and restricted stock units. Expense related to restricted stock and restricted stock units issued to eligible employees under the Plan is recognized ratably over the vesting period or to the date on which retirement eligibility is achieved, if shorter. Restricted stock and restricted stock units issued to eligible employees under our long-term incentive plans generally vest for periods ranging from one to fifteen years from the date of grant. Certain awards vest one-hundred percent upon the employee’s retirement from the Company, the employee’s reaching the age of 65 or when the employee’s age plus years of vested service equal 80. Restricted stock units issued to non-employee directors under the Plan vest on the grant date or on the first business day immediately preceding the next Annual Meeting of Stockholders.

		Weighted
	Number of	Average Fair
	Restricted	Value per
	Share Awards	Award

Restricted share awards outstanding at December 31, 2009	2,801,790	$25.32
Granted	727,725	25.18
Vested	(493,143)	28.12
Forfeited	(60,244)	26.70

Restricted share awards outstanding at December 31, 2010	2,976,128	$24.79

At December 31, 2010, unrecognized compensation expense related to restricted share awards totaled approximately $47.4 million which will be recognized over a weighted average period of 4.6 years. The total fair value of shares vested during fiscal years 2010, 2009, and 2008 was $11.7 million, $7.4 million, and $10.3 million, respectively. The weighted average fair value of restricted share awards granted during 2010, 2009, and 2008 was $25.18, $15.68, and $32.42 per share, respectively.

Note 17. Earnings Per Common Share

On January 1, 2009, we adopted the provisions of a new FASB accounting pronouncement, ASC 260-10, requiring that unvested share-based payment awards containing non-forfeitable rights to dividends be considered participating securities and included in the computation of earnings per share pursuant to the two-class method. This pronouncement requires that, upon adoption, all prior period earnings per share data presented be adjusted retrospectively. The effect of adopting this pronouncement for the year ended December 31, 2008 was to decrease basic net income per common share from continuing operations by $0.11 and to decrease diluted net income per common share from continuing operations by $0.07. There was no change to the discontinued operations per common share data.

Basic net income attributable to Trinity per common share is computed by dividing net income attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted net income attributable to Trinity per common share includes the net impact of unvested restricted shares and shares that could be issued under outstanding stock options. Total weighted average restricted shares and antidilutive stock options were 2.8 million shares, 3.7 million shares, and 2.6 million shares, respectively, for the years ended December 31, 2010, 2009 and 2008, respectively.

The computation of basic and diluted net income (loss) attributable to controlling interest is as follows:

	Year Ended December 31, 2010
			Earnings
		Avg. Shares	(Loss)
	Income (Loss)	Outstanding	Per Share
	(in millions, except per share amounts)

Income from continuing operations	$75.6
Less: income from continuing operations attributable to noncontrolling interest	8.0

Income from continuing operations attributable to Trinity	67.6
Unvested restricted share participation	(2.3)

Income from continuing operations attributable to Trinity — basic	65.3	76.8	$0.85

Effect of dilutive securities:
Stock options	—	0.2

Income from continuing operations attributable to Trinity — diluted	$65.3	77.0	$0.85

Loss from discontinued operations, net of taxes	$(0.2)
Loss allocable to unvested restricted shares	—

Loss from discontinued operations, net of taxes — basic	(0.2)	76.8	$(0.00)

Effect of dilutive securities:
Stock options	—	0.2

Loss from discontinued operations, net of taxes — diluted	$(0.2)	77.0	$(0.00)

	Year Ended December 31, 2009
			Earnings
		Avg. Shares	(Loss)
	Income (Loss)	Outstanding	Per Share
	(in millions, except per share amounts)

Loss from continuing operations	$(137.5)
Less: income from continuing operations attributable to noncontrolling interest	—

Loss from continuing operations attributable to Trinity	(137.5)
Unvested restricted share participation	(1.0)

Loss from continuing operations attributable to Trinity — basic	(138.5)	76.4	$(1.81)

Effect of dilutive securities:
Stock options	—	—

Loss from continuing operations attributable to Trinity — diluted	$(138.5)	76.4	$(1.81)

Loss from discontinued operations, net of taxes	$(0.2)
Loss allocable to unvested restricted shares	—

Loss from discontinued operations, net of taxes — basic	(0.2)	76.4	$(0.00)

Effect of dilutive securities:
Stock options	—	—

Loss from discontinued operations, net of taxes — diluted	$(0.2)	76.4	$(0.00)

	Year Ended December 31, 2008
			Earnings
		Avg. Shares	(Loss)
	Income (Loss)	Outstanding	Per Share
	(in millions, except per share amounts)

Income from continuing operations	$282.4
Less: income from continuing operations attributable to noncontrolling interest	—

Income from continuing operations attributable to Trinity	282.4
Unvested restricted share participation	(9.0)

Income from continuing operations attributable to Trinity — basic	273.4	78.4	$3.49

Effect of dilutive securities:
Stock options	—	0.4

Income from continuing operations attributable to Trinity — diluted	$273.4	78.8	$3.47

Loss from discontinued operations, net of taxes	$(1.5)
Loss allocable to unvested restricted shares	—

Loss from discontinued operations, net of taxes — basic	(1.5)	78.4	$(0.02)

Effect of dilutive securities:
Stock options	—	0.4

Loss from discontinued operations, net of taxes — diluted	$(1.5)	78.8	$(0.02)

Note 18. Commitments and Contingencies

Litigation and Contingencies

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

Trinity is subject to Federal, state, local, and foreign laws and regulations relating to the environment and the workplace. The Company has reserved $10.9 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. We believe that we are currently in substantial compliance with environmental and workplace laws and regulations.

Other Commitments

Non-cancelable purchase obligations amounted to $222.2 million as of December 31, 2010, of which $185.8 million were for the purchase of raw materials and components, principally by the Rail and Inland Barge Groups.

Note 19. Selected Quarterly Financial Data (Unaudited)

	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
	(in millions except per share data)

Year ended December 31, 2010:
Revenues	$454.0	$543.1	$540.0	$652.0
Operating profit	52.0	78.9	92.0	81.1
Income from continuing operations	4.3	21.1	31.6	18.6
Loss from discontinued operations, net of benefit for income taxes of $0.0	(0.0)	(0.0)	(0.1)	(0.1)
Net income	4.3	21.1	31.5	18.5
Net income attributable to Trinity Industries, Inc.	2.0	18.4	29.7	17.3
Net income (loss) attributable to Trinity Industries, Inc. per common share:
Basic:
Continuing operations	$0.02	$0.23	$0.37	$0.22
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

	$0.02	$0.23	$0.37	$0.22

Diluted:
Continuing operations	$0.02	$0.23	$0.37	$0.22
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

	$0.02	$0.23	$0.37	$0.22

	Three Months	Three Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
	(in millions except per share data)

Year ended December 31, 2009:
Revenues	$793.5	$716.1	$557.4	$508.2
Operating profit (loss)	85.9	(240.3)	64.6	59.1
Income (loss) from continuing operations	34.0	(209.4)	23.2	14.7
Loss from discontinued operations, net of benefit for income taxes of $0.0	(0.1)	(0.0)	(0.0)	(0.1)
Net income (loss)	33.9	(209.4)	23.2	14.6
Net income (loss) per common share:
Basic:
Continuing operations	$0.43	$(2.75)	$0.29	$0.19
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

	$0.43	$(2.75)	$0.29	$0.19

Diluted:
Continuing operations	$0.43	$(2.75)	$0.29	$0.19
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

	$0.43	$(2.75)	$0.29	$0.19

A goodwill impairment charge of $325.0 million was recorded during the three months ended June 30, 2009 related to the Rail Group segment. See Note 9 Goodwill for further discussion.

Effective January 1, 2010, Trinity’s consolidated financial statements include the financial position and results of operations of TRIP Holdings. See Note 1 Summary of Significant Accounting Policies for further discussion.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2010, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young LLP’s attestation report on effectiveness of the Company’s internal control over financial reporting is included herein.

Item 9B.	Other Information.

The Company, through a wholly owned subsidiary, owned or operated a total of thirteen (13) sand, gravel, and aggregate quarries in Texas, Arkansas, and Louisiana in 2010. On July 21, 2010, the United States Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”). Section 1503 of the Financial Reform Act requires that we disclose in our periodic reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 specific information about each of our quarries comprised of notices, violations, and orders made by the Federal Mine Safety and Health Administration (“MSHA”) pursuant to the

Federal Mine Safety and Health Act of 1977 (the “Mine Act”). The following table sets forth the reportable information required for our quarries that operated during the 12-month period ended December 31, 2010.

	Total no.								Pending
	of		Total no. of		Total no.			Received	legal action
	significant	Total	unwarrantable	Total no.	of	Total		written	before the
	and	no. of	compliance	of	imminent	dollar		notice	Federal
	substantial	orders	failure	flagrant	danger	value of	Total	under	Mine Safety
	violations	under	citations and	violations	orders	proposed	no. of	Mine	and Health
	under	Mine	orders under	under	under	assessments	mining	Act	Review
Quarry Site	Mine Act	Act	Mine Act	Mine Act	Mine Act	from	related	§104(e)	Commission
MSHA ID	§104	§104(b)	§104(d)	§110(b)(2)	§107(a)	MSHA	fatalities	(yes/no)?	(yes/no)?
						(in thousands)

Rye 4102547	0	0	0	0	0	$0.100	0	No	No
Belton 4101043	0	0	0	0	0	$0.263	0	No	No
Malloy Bridge 4102946	0	0	0	0	0	$0.100	0	No	No
Cottonwood 4104553	5 (i)	0	0	0	0	$0.900	0	No	No
Wills Point 4104113	0	0	0	0	0	$0.100	0	No	No
Waco-Angerman 4103492	2 (ii)	0	0	0	0	$0.354	0	No	No
Indian Village 1600348	0	0	0	0	0	$0.200	0	No	No
Alvord 4103689	0	0	0	0	0	$0.100	0	No	No
Lockesburg 0301681	13 (iii)	0	1 (iii)	0	0	$12.195	0	No	No
Hearne 4104394	0	0	0	0	0	$0.000	0	No	No
Kopperl 4104450	0	0	0	0	0	$0.700	0	No	No
Cleveland 4104567	0	0	0	0	0	$0.000	0	No	No
Wills Point II 4104071	0	0	0	0	0	$0.000	0	No	No

(i)	These five citations relate to conveyor system return roller guarding. All five citations are being contested.

(ii)	These two citations cover berm construction dimensions (1) and berm erosion (1).

(iii)	The fourteen citations relate to one (1) missing on-site speed limit sign, four (4) general housekeeping issues, one (1) delayed engagement of an equipment back up alarm (Sec. 104), one (1) operating equipment without a functioning back up alarm [Section 104(d)], one (1) protected travel-way opening, five (5) electrical box conditions and labeling, and one (1) lack of equipment guard.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding the directors of the Company is incorporated by reference to the information set forth under the caption “Proposal 1 — Election of Directors” in the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”). Information relating to the executive officers of the Company is set forth in Part I of this report under the caption “Executive Officers of the Company.” Information relating to the Board of Directors’ determinations concerning whether at least one of the members of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407 (d)(5) of Regulation S-K is incorporated by reference to the information set forth under the caption “Corporate Governance — Board Committees — Audit Committee” in the Company’s 2011 Proxy Statement. Information regarding the Company’s Audit Committee is incorporated by reference to the information set forth under the caption “Corporate Governance — Board Committees — Audit Committee” in the Company’s 2011 Proxy Statement. Information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference to the information set forth under the caption “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2011 Proxy Statement.

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

Information regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the caption “Executive Compensation” in the Company’s 2011 Proxy Statement. Information concerning compensation committee interlocks and insider participation is incorporated by reference to the information set forth under the caption “Corporate Governance — Compensation Committee Interlocks and Insider Participation” in the Company’s 2011 Proxy Statement. Information about the compensation committee report is incorporated by reference to the information set forth under the caption “Executive Compensation — Human Resources Committee Report” in the Company’s 2011 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company’s 2011 Proxy Statement, under the caption “Security Ownership — Security Ownership of Certain Beneficial Owners and Management.”

The following table sets forth information about Trinity common stock that may be issued under all of Trinity’s existing equity compensation plans as of December 31, 2010.

Equity Compensation Plan Information

	(a)		(b)		(c)
					Number of Securities
	Number of Securities				Remaining Available for
	to be Issued		Weighted-Average		Future Issuance under
	Upon Exercise of		Exercise Price of		Equity Compensation
	Outstanding Options,		Outstanding Options,		Plans (Excluding Securities
	Warrants and Rights		Warrants and Rights		Reflected in Column (a))

Plan Category
Equity compensation plans approved by security holders:
Stock Options	880,087
Restricted stock units	243,405

	1,123,492		$12.81	(1)	2,636,838
Equity compensation plans not approved by security holders	—	(2)	—		—

Total	1,123,492		$12.81		2,636,838

(1)	Includes 243,405 shares of common stock issuable upon the vesting and conversion of restricted stock units. The restricted stock units do not have an exercise price.

(2)	Excludes information regarding the Trinity Deferred Plan for Director Fees. This plan permits the deferral of the payment of the annual retainer fee and board and committee meeting fees. At the election of the participant, the deferred fees may be converted into phantom stock units with a fair market value equal to the value of the fees deferred, and such phantom stock units are credited to the director’s account (along with the amount of any dividends or stock distributions). At the time a participant ceases to be a director, cash will be distributed to the participant. At December 31, 2010, 90,481 phantom stock units were credited to the accounts of participants. Also excludes information regarding the Trinity Industries Supplemental Profit Sharing Plan (“Supplemental Plan”) for certain of its highly compensated employees. Information about the Supplemental Plan is incorporated herein by reference from the Company’s 2011 Proxy Statement, under the caption “Executive Compensation — Post-Employment Benefits.” At December 31, 2010, 46,573 stock units were credited to the accounts of participants under the Supplemental Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related person transactions is incorporated by reference to the information set forth under the captions “Corporate Governance-Compensation Committee Interlocks and Insider Participation” and “Transactions with Related Persons” in the Company’s 2011 Proxy Statement. Information regarding the independence of directors is incorporated by reference to the information set forth under the captions “Corporate Governance-Independence of Directors” in the Company’s 2011 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the captions “Fees of Independent Registered Public Accounting Firm for Fiscal Years 2010 and 2009” in the Company’s 2011 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements.

See Item 8.

(2) Financial Statement Schedule.

All schedules are omitted because they are not required, not significant, not applicable, or the information is shown in the consolidated financial statements or the notes to consolidated financial statements.

(3) Exhibits.

See Index to Exhibits for a listing of Exhibits which are filed herewith or incorporated herein by reference to the location indicated.

EXHIBIT 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Post-Effective Amendment No. 3 to the Registration Statement (Form S-8, No. 2-64813), Post-Effective Amendment No. 1 to the Registration Statement (Form S-8, No. 33-10937), Registration Statement (Form S-8, No. 33-35514), Registration Statement (Form S-8, No. 33-73026), Registration Statement (Form S-8, No. 333-77735), Registration Statement (Form S-8, No. 333-91067), Registration Statement (Form S-8, No. 333-85588), Registration Statement (Form S-8, No. 333-85590), Registration Statement (Form S-8, No. 333-114854), Registration Statement (Form S-8, No. 333-115376), Registration Statement (Form S-3, No. 333-134596), Registration Statement (Form S-8, No. 333-159552) and Registration Statement (Form S-8, No. 333-169452) of Trinity Industries, Inc. and Subsidiaries and in the related Prospectuses of our reports dated February 17, 2011 with respect to the consolidated financial statements of Trinity Industries, Inc. and Subsidiaries and the effectiveness of internal control over financial reporting of Trinity Industries, Inc. and Subsidiaries included in this Annual Report (Form 10-K) for the year ended December 31, 2010.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 17, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC. Registrant	By /s/ James E. Perry James E. Perry Vice President and Chief Financial Officer Dated: February 17, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors:

/s/ John L. Adams John L. Adams Director Dated: February 17, 2011	/s/ Diana S. Natalicio Diana S. Natalicio Director Dated: February 17, 2011

/s/ Rhys J. Best Rhys J. Best Director Dated: February 17, 2011	/s/ Charles W. Matthews Charles W. Matthews Director Dated: February 17, 2011

/s/ David W. Biegler David W. Biegler Director Dated: February 17, 2011	/s/ Douglas L. Rock Douglas L. Rock Director Dated: February 17, 2011

/s/ Leldon E. Echols Leldon E. Echols Director Dated: February 17, 2011	Principal Executive Officer:

/s/ Ronald J. Gafford Ronald J. Gafford Director Dated: February 17, 2011	/s/ Timothy R. Wallace Timothy R. Wallace Chairman, Chief Executive Officer, President, and Director Dated: February 17, 2011

/s/ Ronald W. Haddock Ronald W. Haddock Director Dated: February 17, 2011	Principal Financial Officer:

/s/ Jess T. Hay Jess T. Hay Director Dated: February 17, 2011	/s/ James E. Perry James E. Perry Vice President and Chief Financial Officer Dated: February 17, 2011

/s/ Adrián Lajous Adrián Lajous Director Dated: February 17, 2011	Principal Accounting Officer:
/s/ Mary E. Henderson Mary E. Henderson Vice President, Chief Accounting Officer, and Controller Dated: February 17, 2011

Trinity Industries, Inc.
Index to Exhibits
(Item 15(b))

NO.	DESCRIPTION

(3.1)	Certificate of Incorporation of Trinity Industries, Inc., as amended May 23, 2007 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).
(3.2)	Amended and Restated By-Laws of Trinity Industries, Inc., as amended September 9, 2010 (incorporated by reference to Exhibit 99.2 to our Form 8-K filed September 10, 2010).
(4.01)	Indenture, dated June 7, 2006, between Trinity Industries, Inc. and Wells Fargo Bank, National Association, as trustee (including the Form of 3 7/8% Convertible Subordinated Note due 2036 as an exhibit thereto) (incorporated by reference to Exhibit 4.01 to our Form 8-K filed June 7, 2006).
(4.01.1)	Officers’ Certificate of Trinity Industries, Inc. pursuant to the Indenture dated June 7, 2006, relating to the Company’s 3 7/8% Convertible Subordinated Notes due 2036 (incorporated by reference to Exhibit 4.01.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).
(4.1)	Specimen Common Stock Certificate of Trinity Industries, Inc. (incorporated by reference to Exhibit 4.1 of Registration Statement No. 333-159552 filed May 28, 2009).
(4.2)	Pass Through Trust Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(4.2.1)	Trust Indenture and Security Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(4.2.2)	Trust Indenture and Security Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(4.2.3)	Trust Indenture and Security Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4.3 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.1.1)	Form of Amended and Restated Executive Severance Agreement dated September 9, 2008 entered into between Trinity Industries, Inc. and the Chief Executive Officer, and each of the two Senior Vice Presidents (incorporated by reference to Exhibit 10.1.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).*
(10.1.2)	Form of Amended and Restated Executive Severance Agreement dated September 9, 2008, entered into between Trinity Industries, Inc. and certain executive officers and certain other subsidiary and divisional officers of Trinity Industries, Inc. (incorporated by reference to Exhibit 10.1.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2008).*
(10.2)	Trinity Industries, Inc. Directors’ Retirement Plan, as amended September 10, 1998 (incorporated by reference to Exhibit 10.2 of Registration Statement No. 333-117526 filed July 21, 2004).*
(10.2.1)	Amendment No. 2 to the Trinity Industries, Inc. Directors’ Retirement Plan (filed herewith).*
(10.2.2)	Amendment No. 3 to the Trinity Industries, Inc. Directors’ Retirement Plan (incorporated by reference to Exhibit 10.2.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2005).*
(10.3)	1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 4.1 of Registration Statement No. 33-73026 filed December 15, 1993).*
(10.3.1)	Amendment No. 1 to the 1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3.1 to our Annual Report on Form 10-K for the annual period December 31, 2005).*

NO.	DESCRIPTION

(10.3.2)	Amendment No. 2 to the 1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3.2 to our Annual Report on Form 10-K for the annual period December 31, 2005).*
(10.3.3)	Amendment No. 3 to the 1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3.3 to our Annual Report on Form 10-K for the annual period ended December 31, 2005).*
(10.3.4)	Amendment No. 4 to the 1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3.4 to our Annual Report on Form 10-K for the annual period ended December 31, 2005).*
(10.3.5)	Amendment No. 5 to the 1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3.5 to our Annual Report on Form 10-K for the annual period ended December 31, 2005).*
(10.4)	Supplemental Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as restated effective January 1, 2005 (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).*
(10.5)	Trinity Industries, Inc. Supplemental Profit Sharing and Deferred Director Fee Trust dated March 31, 1999 (incorporated by reference to Exhibit 10.7 of Registration Statement No. 333-117526 filed July 21, 2004).*
(10.5.1)	Amendment No. 1 to the Trinity Industries, Inc. Supplemental Profit Sharing and Deferred Director Fee Trust dated December 27, 2000 (incorporated by reference to Exhibit 10.7.1 of Registration Statement No. 333-117526 filed July 21, 2004).*
(10.6)	Supplemental Retirement Plan as Amended and Restated effective January 1, 2009 (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).*
(10.6.1)	Amendment No. 1 to the Supplemental Retirement Plan as Amended and Restated effective January 1, 2009 (incorporated by reference to Exhibit 10.7.1 to our Form 8-K filed February 17, 2009).*
(10.7)	Trinity Industries, Inc. Deferred Plan for Director Fees, as amended (incorporated by reference to Exhibit 10.9 of Registration Statement No. 333-117526 filed July 21, 2004).*
(10.7.1)	Amendment to Trinity Industries, Inc. Deferred Plan for Director Fees dated December 7, 2005 (incorporated by reference to Exhibit 10.8.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2005).*
(10.7.2)	Trinity Industries, Inc. 2005 Deferred Plan for Director Fees (incorporated by reference to Exhibit 10.8.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2005).*
(10.8)	Deferred Compensation Trust of Trinity Industries, Inc. and Certain Affiliates effective January 1, 2002 (incorporated by reference to Exhibit 10.10 of Registration Statement No. 333-117526 filed July 21, 2004).*
(10.9)	Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to Exhibit 4.2 of Registration Statement No. 333-77735 filed May 4, 1999).*
(10.9.1)	Amendment No. 1 to the Trinity Industries, Inc. 1998 Stock Option Plan and Incentive Plan (incorporated by reference to Exhibit 10.9.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2009).*
(10.9.2)	Amendment No. 2 to the Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.9.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2009).*
(10.9.3)	Amendment No. 3 to the Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.10.3 to our Annual Report on Form 10-K for the annual period ended December 31, 2005).*

NO.	DESCRIPTION

(10.9.4)	Amendment No. 4 to the Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.10.4 to our Annual Report on Form 10-K for the annual period ended December 31, 2005).*
(10.10)	Amended and Restated Trinity Industries, Inc. 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 4, 2010).*
(10.10.1)	Form of Notice of Grant of Stock Options and Non-Qualified Option Agreement with Non-Qualified Stock Option Terms and Conditions as of September 8, 2004 (filed herewith).*
(10.10.1.1)	Non-Qualified Stock Option Terms and Conditions as of December 6, 2005 (incorporated by reference to Exhibit 10.11.1.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2005).*
(10.10.1.2)	Form of Notice of Grant of Stock Options and Non-Qualified Option Agreement with Non-Qualified Stock Option Terms and Conditions as of December 9, 2008 (incorporated by reference to Exhibit 10.11.1.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2008).*
(10.10.2)	Form of Notice of Grant of Stock Options and Incentive Stock Option Agreement with Incentive Stock Option Terms and Conditions as of September 8, 2004 (filed herewith).*
(10.10.2.1)	Incentive Stock Option Terms and Conditions as of December 6, 2005 (incorporated by reference to Exhibit 10.11.2.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2005).*
(10.10.2.2)	Form of Notice of Grant of Stock Options and Incentive Stock Option Agreement with Incentive Stock Option Terms and Conditions as of December 9, 2008 (incorporated by reference to Exhibit 10.11.2.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2008).*
(10.10.3)	Form of Restricted Stock Grant Agreement for grants issued prior to 2008 (incorporated by reference to Exhibit 10.11.3 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).*
(10.10.3.1)	Form of Restricted Stock Grant Agreement for grants issued commencing 2008 (incorporated by reference to Exhibit 10.11.3 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).*
(10.10.4)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (filed herewith).*
(10.10.5)	Form of Restricted Stock Unit Agreement for Non-Employee Directors for grants issued prior to 2008 (incorporated by reference to Exhibit 10.11.5 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).*
(10.10.5.1)	Form of Restricted Stock Unit Agreement for Non-Employee Directors for grants issued commencing 2008 (incorporated by reference to Exhibit 10.11.5 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).*
(10.11)	Supplemental Retirement and Director Retirement Trust of Trinity Industries, Inc. (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the annual period ended December 31, 2009).*
(10.12)	Form of 2008 Deferred Compensation Plan and Agreement as amended and restated entered into between Trinity Industries, Inc. and certain officers of Trinity Industries, Inc. or its subsidiaries (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).*
(10.13)	Trinity Industries, Inc. Short-Term Management Incentive Plan (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).*
(10.14)	Equipment Lease Agreement (TRL 1 2001-1A) dated as of May 17, 2001 between TRLI-1A Railcar Statutory Trust, lesser, and Trinity Rail Leasing I L.P., lessee (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.14.1)	Participation Agreement (TRL 1 2001-1A) dated as of May 17, 2001 among Trinity Rail Leasing I L.P., lessee, et. al. (incorporated by reference to Exhibit 10.15.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).

NO.	DESCRIPTION

(10.14.2)	Equipment Lease Agreement (TRL 1 2001-1B) dated as of July 12, 2001 between TRL 1 2001-1B Railcar Statutory Trust, lessor, and Trinity Rail Leasing I L.P., lessee (incorporated by reference to Exhibit 10.15.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.14.3)	Participation Agreement (TRL 1 2001-1B) dated as of May 17, 2001 among Trinity Rail Leasing I L.P., lessee, et. al. (incorporated by reference to Exhibit 10.15.3 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.14.4)	Equipment Lease Agreement (TRL 1 2001-1C) dated as of December 28, 2001 between TRL 1 2001-1C Railcar Statutory Trust, lessor, and Trinity Rail Leasing 1 L.P., lessee (incorporated by reference to Exhibit 10.15.4 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.14.5)	Participation Agreement (TRL 1 2001-1C) dated as of December 28, 2001 among Trinity Rail Leasing 1 L.P., lessee, et. al. (incorporated by reference to Exhibit 10.15.5 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.15)	Equipment Lease Agreement (TRL III 2003-1A) dated as of November 12, 2003 between TRL III-1A Railcar Statutory Trust, lessor, and Trinity Rail Leasing III L.P., lessee (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.15.1)	Participation Agreement (TRL III 2003-1A) dated as of November 12, 2003 between TRL III-1A among Trinity Rail Leasing III L.P., lessee, et. al. (incorporated by reference to Exhibit 10.16.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.15.2)	Equipment Lease Agreement (TRL III 2003-1B) dated as of November 12, 2003 between TRL III-1B Railcar Statutory Trust, lessor, and Trinity Rail Leasing III L.P., lessee, (incorporated by reference to Exhibit 10.16.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.15.3)	Participation Agreement (TRL III 2003-1B) dated as of November 12, 2003 between TRL III-1B among Trinity Rail Leasing III L.P., lessee, et. al. (incorporated by reference to Exhibit 10.16.3 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.15.4)	Equipment Lease Agreement (TRL III 2003-1C) dated as of November 12, 2003 between TRL III-1C Railcar Statutory Trust, lessor, and Trinity Rail Leasing III L.P., lessee (incorporated by reference to Exhibit 10.16.4 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.15.5)	Participation Agreement (TRL III 2003-1C) dated as of November 12, 2003 between TRL III-1C among Trinity Rail Leasing III L.P., lessee, et. al. (incorporated by reference to Exhibit 10.16.5 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.16)	Equipment Lease Agreement (TRL IV 2004-1A) between TRL IV 2004-1A Statutory Trust, lessor, and Trinity Rail Leasing IV L.P., lessee (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.16.1)	Participation Agreement (TRL IV 2004-1A) among Trinity Rail Leasing IV, L.P., lessee, et. al (incorporated by reference to Exhibit 10.17.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.17)	Second Amended and Restated Credit Agreement dated as of April 20, 2005 among Trinity Industries, Inc, as Borrower, JP Morgan Chase Bank, N.A., individually and as Issuing Bank and Administrative Agent, The Royal Bank of Scotland plc, Wachovia Bank, N.A., and Bank of America, N.A., each individually and as Syndication Agents, Dresdner Bank AG, Individually and as Documentation Agent, and certain other Lenders party thereto from time to time (filed herewith).
(10.17.1)	First Amendment to the Second Amended and Restated Credit Agreement dated June 9, 2006, amending the Second Amended and Restated Credit Agreement dated April 20, 2005 (incorporated by reference to Exhibit 10.18.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).

NO.	DESCRIPTION

(10.17.2)	Second Amendment to the Second Amended and Restated Credit Agreement dated June 21, 2006, amending the Second Amended and Restated Credit Agreement dated April 20, 2005 (incorporated by reference to Exhibit 10.18.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).
(10.17.3)	Third Amendment to the Second Amended and Restated Credit Agreement dated June 22, 2007, amending the Second Amended and Restated Credit Agreement dated April 20, 2005 (incorporated by reference to Exhibit 10.18.4 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).
(10.17.4)	Fourth Amendment to the Second Amended and Restated Credit Agreement dated October 19, 2007, amending the Second Amended and Restated Credit Agreement dated April 20, 2005 (incorporated by reference to Exhibit 10.18.5 to our Form 8-K filed on October 19, 2007).
(10.17.5)	Fifth Amendment to the Second Amended and Restated Credit Agreement dated February 9, 2009, amending the Second Amended and Restated Credit Agreement dated April 20, 2005 (incorporated by reference to Exhibit 10.18.6 to our Annual Report on Form 10-K for the annual period ended December 31, 2008).
(10.17.6)	Sixth Amendment to the Second Amended and Restated Credit Agreement dated March 31, 2009, amending the Second Amended and Restated Credit Agreement dated April 20, 2005 (incorporated by reference to Exhibit 10.18.7 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009).
(10.17.7)	Seventh Amendment to the Second Amended and Restated Credit Agreement dated September 7, 2010, amending the Second Amended and Restated Credit Agreement dated April 20, 2005 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010).
(10.18)	Second Amended and Restated Warehouse Loan Agreement dated as of May 29, 2009 among Trinity Industries Leasing Company, Trinity Rail Leasing Warehouse Trust (formerly known as Trinity Rail Leasing Trust II), The Committed Lenders and the Conduit Lenders from time to time party hereto, Credit Suisse, New York Branch, as Agent, and Wilmington Trust Company, as Collateral Agent and Depositary (incorporated by reference to Exhibit 10.19 to our Form 8-K filed on June 2, 2009).
(10.18.1)	Amendment No. 1 to the Second Amended and Restated Warehouse Loan Agreement, dated February 4, 2011, amending the Second Amended and Restated of Warehouse Loan Agreement dated May 29, 2009 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on February 8, 2011).
(10.19)	Term Loan Agreement dated as of May 9, 2008 among Trinity Rail Leasing VI LLC, the Committed Lenders and the Conduit Lenders From Time to Time Party Hereto, DVB Bank AG, as Agent, and Wilmington Trust Company; as Collateral and Depositary (incorporated by reference to Exhibit 10.20 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008).
(10.19.1)	Purchase and Sale Agreement (TILC) dated as of May 9, 2008 among Trinity Industries Leasing Company, as Seller and Trinity Rail Leasing VI LLC, as Buyer (incorporated by reference to Exhibit 10.20.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008).
(10.19.2)	Purchase and Sale Agreement (TRLT-II) dated as of May 9, 2008 among Trinity Rail Leasing Trust II, as Seller, Trinity Rail Leasing VI LLC, as Buyer and Trinity Industries Leasing Company (incorporated by reference to Exhibit 10.20.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008).
(10.20)	Master Indenture dated November 5, 2009, between Trinity Rail Leasing VII LLC and Wilmington Trust Company, as indenture trustee (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the annual period ended December 31, 2009).
(10.20.1)	Purchase and Contribution Agreement, dated November 5, 2009, among Trinity Industries Leasing Company, Trinity Rail Leasing Warehouse Trust, and Trinity Rail Leasing VII L.L.C. (incorporated by reference to Exhibit 10.20.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2009).
(10.21)	Perquisite Plan beginning January 1, 2004 in which the Company’s Executive Officers participate (filed herewith).*

NO.	DESCRIPTION

(10.22)	Purchase and Contribution Agreement, dated May 18, 2006, among Trinity Industries Leasing Company, Trinity Leasing Trust II, and Trinity Rail Leasing V L.P. (incorporated by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).
(10.22.1)	Master Indenture dated May 18, 2006, between Trinity Rail Leasing V L.P. and Wilmington Trust Company, as indenture trustee (incorporated by reference to Exhibit 10.26.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006).
(10.23)	Board Compensation Summary Sheet (incorporated by reference to Exhibit 10.27 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).*
(10.24)	Retirement Transition Agreement between Trinity North American Freight Car, Inc. and Martin Graham (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).*
(10.25)	Retirement Transition Agreement between Trinity Industries, Inc. and Mark W. Stiles (incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 30, 2010).*
(10.26)	Indenture dated as of October 25, 2010, between Trinity Rail Leasing 2010 LLC and Wilmington Trust Company, as indenture trustee (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010).
(10.26.1)	Purchase and Contribution Agreement, dated as of October 25, 2010, among Trinity Rail Leasing Warehouse Trust, Trinity Industries Leasing Company, and Trinity Rail Leasing 2010 LLC (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010).
(10.26.2)	Note Purchase Agreement dated October 18, 2010 among Trinity Industries, Inc., Trinity Industries Leasing Company, Trinity Rail Leasing 2010 LLC, Credit Suisse Securities (USA) LLC, Lloyds TSB Bank PLC, Credit Agricole Securities (USA) Inc., Wells Fargo Securities, LLC, and Rabo Securities USA, Inc. (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010).
(12)	Computation of Ratio of Earnings to Fixed Charges (filed herewith).
(21)	Listing of subsidiaries of Trinity Industries, Inc. (filed herewith).
(23)	Consent of Ernst & Young LLP (contained on page 85 of this document and filed herewith).
(31.1)	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
(31.2)	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
(32.1)	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32.2)	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document (filed electronically herewith)**
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)**
101.DEF	XBRL Taxonomy Extenson Definition Linkbase Document (filed electronically herewith)**
*	Management contracts and compensatory plan arrangements.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.