Form 10-Q
period 2011-03-31
TRINITY INDUSTRIES INC
filed 2011-04-28
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2011
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
Registrant’s telephone number, including area code (214) 631-4420
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑.
     At April 15, 2011 the number of shares of common stock outstanding was 79,895,354.

TRINITY INDUSTRIES, INC.
FORM 10-Q

	Caption	Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 5.	Other Information	33

Item 6.	Exhibits	34

SIGNATURES		35

CERTIFICATIONS
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(in millions, except per share amounts)
Revenues:
Manufacturing	$514.4	$332.8
Leasing	129.8	121.2

	644.2	454.0

Operating costs:
Cost of revenues:
Manufacturing	430.9	280.9
Leasing	69.4	68.6
Other	8.1	4.1

	508.4	353.6

Selling, engineering, and administrative expenses:
Manufacturing	34.0	31.5
Leasing	5.7	4.4
Other	10.6	12.5

	50.3	48.4

Total operating profit	85.5	52.0

Other (income) expense:
Interest income	(0.3)	(0.4)
Interest expense	44.5	45.7
Other, net	(0.5)	1.8

	43.7	47.1

Income before income taxes	41.8	4.9

Provision for income taxes	16.2	0.6

Net income	25.6	4.3

Net income attributable to noncontrolling interest	1.4	2.3

Net income attributable to Trinity Industries, Inc.	$24.2	$2.0

Net income attributable to Trinity Industries, Inc. per common share:
Basic	$0.30	$0.02
Diluted	$0.30	$0.02

Weighted average number of shares outstanding:
Basic	77.1	76.6
Diluted	77.4	76.6

Dividends declared per common share	$0.08	$0.08
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)
	(in millions)
Assets

Cash and cash equivalents	$260.3	$354.0

Short-term marketable securities	117.0	158.0

Receivables, net of allowance	307.6	232.0

Income tax receivable	8.0	7.4

Inventories:
Raw materials and supplies	215.2	169.4
Work in process	100.9	83.3
Finished goods	97.4	78.6

	413.5	331.3
Property, plant, and equipment, at cost, including TRIP Holdings of $1,273.8 and $1,282.1	5,270.8	5,202.2
Less accumulated depreciation, including TRIP Holdings of $98.5 and $90.3	(1,127.1)	(1,090.2)

	4,143.7	4,112.0

Goodwill	197.6	197.6

Restricted cash, including TRIP Holdings of $46.1 and $46.0	206.0	207.1

Other assets	167.2	160.6

	$5,820.9	$5,760.0

Liabilities and Stockholders’ Equity
Accounts payable	$179.8	$132.8

Accrued liabilities	372.7	375.6

Debt:
Recourse, net of unamortized discount of $108.4 and $111.1	451.3	450.3
Non-recourse:
Parent and wholly-owned subsidiaries	1,435.8	1,453.5
TRIP Holdings	980.5	1,003.9

	2,867.6	2,907.7

Deferred income	33.0	33.6

Deferred income taxes	407.4	391.0

Other liabilities	81.1	73.6

	3,941.6	3,914.3
Stockholders’ equity:

Preferred stock — 1.5 shares authorized and unissued	—	—

Common stock — 200.0 shares authorized	81.7	81.7

Capital in excess of par value	608.4	606.1

Retained earnings	1,218.4	1,200.5

Accumulated other comprehensive loss	(88.1)	(95.5)

Treasury stock	(25.7)	(28.0)

	1,794.7	1,764.8
Noncontrolling interest	84.6	80.9

	1,879.3	1,845.7

	$5,820.9	$5,760.0

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(in millions)
Operating activities:
Net income	$25.6	$4.3
Adjustments to reconcile net income to net cash required by operating activities:
Depreciation and amortization	47.6	48.1
Stock-based compensation expense	5.3	3.5
Provision for deferred income taxes	11.5	1.9
Gain on disposition of railcars from our lease fleet	(1.1)	(2.1)
Gain on disposition of property, plant, equipment, and other assets	(0.8)	(2.2)
Other	2.3	0.7
Changes in assets and liabilities:
(Increase) decrease in receivables	(75.6)	(25.8)
(Increase) decrease in income tax receivable	(0.6)	(0.2)
(Increase) decrease in inventories	(82.2)	(36.6)
(Increase) decrease in other assets	(7.5)	11.6
Increase (decrease) in accounts payable	47.0	13.3
Increase (decrease) in accrued liabilities	12.2	(21.6)
Increase (decrease) in other liabilities	4.8	(11.4)

Net cash required by operating activities	(11.5)	(16.5)

Investing activities:
Investment in short-term marketable securities	41.0	(195.1)
Proceeds from sales of railcars from our lease fleet	10.0	8.1
Proceeds from disposition of property, plant, equipment, and other assets	2.9	2.8
Capital expenditures — leasing	(81.5)	(37.8)
Capital expenditures — manufacturing and other	(8.0)	(6.2)
Acquisitions, net of cash acquired	—	(39.9)

Net cash required by investing activities	(35.6)	(268.1)

Financing activities:
Proceeds from issuance of common stock, net	1.4	0.3
Payments to retire debt — assumed debt of Quixote	—	(40.0)
Payments to retire debt — other	(42.8)	(22.9)
(Increase) decrease in restricted cash	1.1	(0.6)
Dividends paid to common shareholders	(6.3)	(6.3)

Net cash required by financing activities	(46.6)	(69.5)

Net decrease in cash and cash equivalents	(93.7)	(354.1)
Cash and cash equivalents at beginning of period	354.0	611.8

Cash and cash equivalents at end of period	$260.3	$257.7

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(unaudited)

								Trinity
	Common Stock		Capital in Excess	Retained	Accumulated Other	Treasury Stock		Stockholders’	Noncontrolling	Total Stockholders’
	Shares	Amount	of Par Value	Earnings	Comprehensive Loss	Shares	Amount	Equity	Interest	Equity
	(in millions)
Balances at December 31, 2010	81.7	$81.7	$606.1	$1,200.5	$(95.5)	(1.9)	$(28.0)	$1,764.8	$80.9	$1,845.7
Net income	—	—	—	24.2	—	—	—	24.2	1.4	25.6
Other comprehensive income, net of tax:
Change in unrealized loss on derivative financial instruments	—	—	—	—	7.4	—	—	7.4	2.3	9.7

Comprehensive net income								31.6	3.7	35.3
Cash dividends on common stock	—	—	—	(6.3)	—	—	—	(6.3)	—	(6.3)
Restricted shares issued, net	—	—	2.8	—	—	0.0	0.3	3.1	—	3.1
Stock options exercised	—	—	(0.6)	—	—	0.1	2.0	1.4	—	1.4
Stock-based compensation expense	—	—	0.1	—	—	—	—	0.1	—	0.1

Balances at March 31, 2011	81.7	$81.7	$608.4	$1,218.4	$(88.1)	(1.8)	$(25.7)	$1,794.7	$84.6	$1,879.3

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
     The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and its subsidiaries (“Trinity”, “Company”, “we”, or “our”) including its majority-owned subsidiary, TRIP Rail Holdings LLC (“TRIP Holdings”). In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of March 31, 2011, and the results of operations and cash flows for the three month periods ended March 31, 2011 and 2010, have been made in conformity with generally accepted accounting principles. Because of seasonal and other factors, the results of operations for the three month period ended March 31, 2011 may not be indicative of expected results of operations for the year ending December 31, 2011. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2010.
Stockholders’ Equity
     On December 9, 2010, the Company’s Board of Directors authorized a new $200 million share repurchase program, effective January 1, 2011. This program replaced the Company’s previous share repurchase program and expires December 31, 2012. No shares were repurchased under this program for the three months ended March 31, 2011.
Note 2. Fair Value Accounting
     Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of March 31, 2011
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$183.9	$—	$—	$183.9
Short-term marketable securities	117.0	—	—	117.0
Restricted cash	206.0	—	—	206.0
Fuel derivative instruments (1)	—	1.0	—	1.0

Total assets	$506.9	$1.0	$—	$507.9

Liabilities:
Interest rate hedges (2)
Wholly-owned subsidiary	$—	$39.8	$—	$39.8
TRIP Holdings	—	40.2	—	40.2

Total liabilities	$—	$80.0	$—	$80.0

(1)	Included in other assets on the consolidated balance sheet.

(2)	Included in accrued liabilities on the consolidated balance sheet.

     The carrying amounts and estimated fair values of our long-term debt at March 31, 2011 were as follows:

	Carrying	Estimated Fair
	Value	Value
	(in millions)
Recourse:
Convertible subordinated notes	$450.0	$492.6
Less: unamortized discount	(108.4)

	341.6
Capital lease obligations	50.5	50.5
Term loan	56.7	57.2
Other	2.5	2.5

	451.3	602.8

Non-recourse:
2006 secured railcar equipment notes	279.9	294.7
Promissory notes	485.4	476.6
2009 secured railcar equipment notes	226.3	239.4
2010 secured railcar equipment notes	364.0	346.5
TILC warehouse facility	80.2	80.2
TRIP Holdings warehouse loan	980.5	974.3

	2,416.3	2,411.7

Total	$2,867.6	$3,014.5

     The estimated fair value of our convertible subordinated notes was based on a quoted market price as of March 31, 2011. The estimated fair values of our 2006, 2009, and 2010 secured railcar equipment notes, promissory notes, TRIP Holdings warehouse loan, and term loan are based on our estimate of their fair value as of March 31, 2011 determined by discounting their future cash flows at a current market interest rate. The carrying value of our Trinity Industries Leasing Company, (“TILC”) warehouse facility approximates fair value because the interest rate adjusts to the market interest rate and there has been no change in the Company’s credit rating since the loan agreement was renewed in February 2011. The fair values of all other financial instruments are estimated to approximate carrying value.
     Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market to that asset or liability in an orderly transaction between market participants on the measurement date. An entity is required to establish a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair values are listed below:
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
Note 3. Segment Information
     The Company reports operating results in five principal business segments: (1) the Rail Group, which manufactures and sells railcars and related parts and components; (2) the Construction Products Group, which manufactures and sells highway products and concrete and aggregates; (3) the Inland Barge Group, which manufactures and sells barges and related products for inland waterway services; (4) the Energy Equipment Group, which manufactures and sells products for energy related businesses, including structural wind towers, tank containers and tank heads for pressure and non-pressure vessels, propane tanks and utility, traffic, and lighting structures, along with transmission poles; and (5) the Railcar Leasing and Management Services Group (“Leasing Group”), which provides fleet management, maintenance, and leasing services. The segment All Other includes our captive insurance and transportation companies; legal, environmental, and upkeep costs associated with non-operating facilities; other peripheral businesses; and the change in market valuation related to ineffective commodity hedges. Gains and losses from the sale of property, plant, and equipment which are related to manufacturing and dedicated to the specific manufacturing operations of a particular segment are recorded in the cost of revenues of that respective segment. Gains and losses from the sale of property, plant, and equipment which can be utilized by multiple segments are recorded in the cost of revenues of the All Other segment.

     Sales and related net profits from the Rail Group to the Leasing Group are recorded in the Rail Group and eliminated in consolidation. Sales between these groups are recorded at prices comparable to those charged to external customers taking into consideration quantity, features, and production demand. Amortization of deferred profit on railcars sold to the Leasing Group is included in the operating profits of the Leasing Group. Sales of railcars from the lease fleet are included in the Leasing Group.
     The financial information for these segments is shown in the tables below. We operate principally in North America.
Three Months Ended March 31, 2011

	Revenues			Operating
				Profit
	External	Intersegment	Total	(Loss)
		(in millions)
Rail Group	$131.0	$88.8	$219.8	$9.3
Construction Products Group	130.1	3.5	133.6	8.3
Inland Barge Group	137.9	—	137.9	21.7
Energy Equipment Group	113.2	5.5	118.7	10.5
Railcar Leasing and Management Services Group	129.8	—	129.8	54.7
All Other	2.2	10.9	13.1	(0.3)
Corporate	—	—	—	(10.7)
Eliminations — Lease subsidiary	—	(85.4)	(85.4)	(8.1)
Eliminations — Other	—	(23.3)	(23.3)	0.1

Consolidated Total	$644.2	$—	$644.2	$85.5

Three Months Ended March 31, 2010

	Revenues			Operating
				Profit
	External	Intersegment	Total	(Loss)
		(in millions)
Rail Group	$32.2	$41.4	$73.6	$(7.9)
Construction Products Group	111.6	6.8	118.4	2.7
Inland Barge Group	97.4	—	97.4	17.8
Energy Equipment Group	89.1	1.0	90.1	10.4
Railcar Leasing and Management Services Group	121.2	—	121.2	48.2
All Other	2.5	7.2	9.7	(2.6)
Corporate	—	—	—	(12.5)
Eliminations — Lease subsidiary	—	(38.0)	(38.0)	(3.6)
Eliminations — Other	—	(18.4)	(18.4)	(0.5)

Consolidated Total	$454.0	$—	$454.0	$52.0

Note 4. Railcar Leasing and Management Services Group
     The Railcar Leasing and Management Services Group provides fleet management, maintenance, and leasing services. Selected consolidating financial information for the Leasing Group is as follows:

	March 31, 2011
	Leasing Group
	Wholly-
	Owned	TRIP	Manufacturing/
	Subsidiaries	Holdings	Corporate	Total
		(in millions, unaudited)
Cash, cash equivalents, and short-term marketable securities	$3.2	$—	$374.1	$377.3
Property, plant, and equipment, net	$3,028.6	$1,175.3	$479.1	$4,683.0
Net deferred profit on railcars sold to the Leasing Group	(345.3)	(194.0)	—	(539.3)

	$2,683.3	$981.3	$479.1	$4,143.7
Restricted cash	$159.9	$46.1	$—	$206.0
Debt:
Recourse	$107.2	$—	$452.5	$559.7
Less: unamortized discount	—	—	(108.4)	(108.4)

	107.2	—	344.1	451.3
Non-recourse	1,435.8	980.5	—	2,416.3

Total debt	$1,543.0	$980.5	$344.1	$2,867.6

	December 31, 2010
	Leasing Group
	Wholly-
	Owned	TRIP	Manufacturing/
	Subsidiaries	Holdings	Corporate	Total
		(in millions)
Cash, cash equivalents, and short-term marketable securities	$3.8	$—	$508.2	$512.0
Property, plant, and equipment, net	$2,965.4	$1,191.8	$491.4	$4,648.6
Net deferred profit on railcars sold to the Leasing Group	(340.4)	(196.2)	—	(536.6)

	$2,625.0	$995.6	$491.4	$4,112.0
Restricted cash	$161.1	$46.0	$—	$207.1
Debt:
Recourse	$108.6	$—	$452.8	$561.4
Less: unamortized discount	—	—	(111.1)	(111.1)

	108.6	—	341.7	450.3
Non-recourse	1,453.5	1,003.9	—	2,457.4

Total debt	$1,562.1	$1,003.9	$341.7	$2,907.7
     See Note 5 Investment in TRIP Holdings and Note 9 Debt for a further discussion regarding the Company’s investment in TRIP Holdings and TRIP Holdings’ debt.

	Three Months Ended March 31,
	2011	2010	Percent Change
	($ in millions)
Revenues:
Wholly-owned subsidiaries:
Leasing and management	$90.3	$84.1	7.4%
Sales of cars from the lease fleet	1.9	7.9	*

	92.2	92.0	0.2

TRIP Holdings:
Leasing and management	29.5	29.0	1.7
Sales of cars from the lease fleet	8.1	0.2	*

	37.6	29.2	28.8

Total revenues	$129.8	$121.2	7.1
Operating Profit:
Wholly-owned subsidiaries:
Leasing and management	$36.5	$29.2
Sales of cars from the lease fleet	1.0	1.9

	37.5	31.1

TRIP Holdings:
Leasing and management	17.1	17.1
Sales of cars from the lease fleet	0.1	—

	17.2	17.1

Total operating profit	$54.7	$48.2

Operating profit margin:
Leasing and management	44.7%	40.9%
Sales of cars from the lease fleet	11.0	23.5
Total operating profit margin	42.1	39.8

*        not meaningful
     The Leasing Group’s interest expense is not a component of operating profit and includes the effects of hedges related to the Leasing Group’s debt. For the three months ended March 31, 2011 and 2010, Leasing Group interest expense was $36.7 million and $34.8 million, including $11.5 million and $11.8 million of TRIP Holdings interest expense, respectively. Rent expense, which is a component of operating profit, was $12.1 million for each of the three month periods ended March 31, 2011 and 2010.
     Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured predominantly by the Rail Group and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Leasing Group primarily enters into operating leases. Future contractual minimum rental revenues on leases are as follows:

	Remaining
	nine months
	of 2011	2012	2013	2014	2015	Thereafter	Total
	(in millions)
Wholly-owned subsidiaries	$182.0	$199.6	$155.2	$109.0	$80.3	$190.9	$917.0
TRIP Holdings	76.5	82.8	52.6	33.7	28.0	69.3	342.9

	$258.5	$282.4	$207.8	$142.7	$108.3	$260.2	$1,259.9

     Debt. The Leasing Group’s debt at March 31, 2011 consists of both recourse and non-recourse debt including debt owed by TRIP Holdings which is secured solely by the assets of TRIP Holdings. See Note 9 Debt for the form, maturities, and descriptions of Leasing Group debt. As of March 31, 2011, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of approximately $2,195.6 million that is pledged as collateral for Leasing Group debt held by those subsidiaries, including equipment with a net book value of $52.0 million securing capital lease obligations. TRIP Holdings equipment with a net book value of $1,175.3 million, excluding deferred profit on railcars sold to TRIP Holdings, is pledged as collateral for the TRIP Holdings warehouse loan. See Note 5 Investment in TRIP Holdings for further discussion.
     Off Balance Sheet Arrangements. In prior years, the Leasing Group completed a series of financing transactions whereby railcars were sold to one or more separate independent owner trusts (“Trusts”). Each of the Trusts financed the purchase of the railcars with a combination of debt and equity. In each transaction, the equity participant in the Trust is considered to be the primary beneficiary of the Trust and therefore, the debt related to the Trust is not included as part of the consolidated financial statements. The Leasing Group, through newly formed, wholly-owned, qualified subsidiaries, leased railcars from the Trusts under operating leases with terms of 22 years, and subleased the railcars to independent third party customers under shorter term operating rental agreements.

     These Leasing Group subsidiaries had total assets as of March 31, 2011 of $225.5 million, including cash of $90.7 million and railcars of $100.7 million. The right, title, and interest in each sublease, cash, and railcars are pledged to collateralize the lease obligations to the Trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiaries’ lease obligations. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties to be available to Trinity. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future contractual minimum rental revenues related to these leases due to the Leasing Group are as follows:

	Remaining
	nine months of
	2011	2012	2013	2014	2015	Thereafter	Total
			(in millions)
Future operating lease obligations of Trusts’ railcars	$31.2	$44.5	$45.7	$44.9	$43.2	$382.0	$591.5
Future contractual minimum rental revenues of Trusts’ railcars	$41.8	$44.2	$30.1	$17.1	$12.4	$27.1	$172.7
     Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to operating leases other than leases with the Trusts are as follows:

	Remaining
	nine months
	of 2011	2012	2013	2014	2015	Thereafter	Total
			(in millions)
Future operating lease obligations	$4.2	$4.8	$4.5	$4.4	$4.4	$13.9	$36.2
Future contractual minimum rental revenues	$3.6	$4.2	$3.8	$3.4	$2.7	$7.0	$24.7
     Operating lease obligations totaling $33.3 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries. See Note 5 of the December 31, 2010 Consolidated Financial Statements filed on Form 10-K for a detailed explanation of these financing transactions.
Note 5. Investment in TRIP Holdings
     In 2007, the Company and five other equity investors unrelated to the Company or its subsidiaries formed TRIP Holdings for the purpose of providing railcar leasing and management services in North America. From 2007 through June 2009, TRIP Holdings, through its wholly-owned subsidiary, TRIP Rail Leasing LLC (“TRIP Leasing”), purchased railcars from the Company’s Rail and Leasing Groups funded by capital contributions from TRIP Holdings’ equity investors and borrowings under TRIP Leasing’s Warehouse Loan Agreement. Initially, the Company provided 20.0% of the total capital contributions required by TRIP Holdings in exchange for 20.0% of the equity in TRIP Holdings. Subsequently, the Company acquired an additional 37.1% equity ownership in TRIP Holdings from other equity investors for a total ownership interest of 57.1% as of March 31, 2011. The Company receives distributions from TRIP Holdings to equity investors, when allowed, in proportion to its equity interest and has an interest in the net assets of TRIP Holdings upon a liquidation event in proportion to its equity interest as well. The terms of the Company’s equity investment are identical to the terms of each of the other equity investors. Railcars purchased from the Company by TRIP Leasing were required to be purchased at prices comparable with the prices of all similar railcars sold by the Company during the same period for new railcars and at prices based on third-party appraised values for used railcars. As of March 31, 2011, TRIP Leasing had purchased $1,284.7 million of railcars from the Company. Trinity has no remaining equity commitment to TRIP Holdings as of March 31, 2011 and has no obligation to guarantee performance under the debt agreement, guarantee any railcar residual values, shield any parties from losses, or guarantee minimum yields. The manager of TRIP Holdings, Trinity Industries Leasing Company, may be removed without cause as a result of a majority vote of the non-Company equity members. Under TRIP Leasing’s Warehouse Loan Agreement, the lender’s availability period to finance additional railcar purchases ended in June 2009. See Note 9 Debt for a description of TRIP Leasing’s debt obligations.

     The Company’s carrying value of its investment in TRIP Holdings is as follows:

	March 31,	December 31,
	2011	2010
	(in millions)
Capital contributions	$47.3	$47.3
Equity purchased from investors	44.8	44.8

	92.1	92.1
Equity in earnings	9.3	7.5
Equity in unrealized gains (losses) on derivative financial instruments	1.8	(1.4)
Distributions	(7.0)	(7.0)
Deferred broker fees	(0.7)	(0.8)

	$95.5	$90.4

     At inception, the Company paid $13.8 million in structuring and placement fees to the principal underwriter in conjunction with the formation of TRIP Holdings that was expensed as railcars were purchased from the Company.
     Administrative fees paid to TILC by TRIP Holdings and TRIP Leasing for each of the three month periods ended March 31, 2011 and 2010 were $0.9 million.
     See Note 6 of the December 31, 2010 Consolidated Financial Statements filed on Form 10-K for additional information.
Note 6. Derivative Instruments
     We use derivative instruments to mitigate the impact of changes in interest rates and pricing for zinc, natural gas, and diesel fuel, as well as to convert a portion of our variable-rate debt to fixed-rate debt. Additionally, we use derivative instruments to mitigate the impact of unfavorable fluctuations in foreign currency exchange rates. We also use derivatives to lock in fixed interest rates in anticipation of future debt issuances. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 2 Fair Value Accounting to the consolidated financial statements for discussion of how the Company valued its commodity hedges and interest rate swaps and options at March 31, 2011.
     Interest rate hedges

			Included in accompanying balance sheet
			at March 31, 2011
				AOCL -
		Interest		loss/	Noncontrolling
	Notional Amount	Rate[1]	Liability	(income)	Interest
	(in millions, except %)
Interest rate locks:
2005-2006	$200.0	4.87%	—	$(2.5)	—
2006-2007	$370.0	5.34%	—	$13.2	—

Interest rate swaps/options:
TRIP warehouse	$817.1	3.64%	$40.2	$(2.6)	$16.0
2008 debt issuance	$496.6	4.13%	$39.8	$38.5	—

[1]	Weighted average fixed interest rate

Effect on interest expense - increase/(decrease)
	Three Months Ended		Expected effect
	March 31,		during next
	2011	2010	twelve months
	(in millions)
Interest rate locks:
2005-2006	$(0.1)	$(0.1)	$(0.3)
2006-2007	$0.9	$1.0	$3.5

Interest rate swaps/options:
TILC warehouse	—	$0.4	—
TRIP warehouse	$7.3	$7.5	$24.8
2008 debt issuance	$4.5	$5.2	$18.1
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
     During 2008, we entered into interest rate swap transactions, with a notional amount of $200 million, which were being used to counter our exposure to changes in the variable interest rate associated with our TILC warehouse facility. The effect on interest expense included the mark to market valuation on the interest rate swap transactions and monthly interest settlements. These interest rate hedges expired during the fourth quarter of 2010.
     In May 2008, we entered into an interest rate swap transaction that is being used to fix the Libor component of the debt issuance which closed in May 2008. The effect on interest expense results primarily from monthly interest settlements.
     Between 2007 and 2009, TRIP Holdings, as required by its warehouse loan agreement, entered into interest rate swap and option transactions, all of which qualify as cash flow hedges. The purpose of these transactions was to reduce the effect of changes in interest rates. As of March 31, 2011, maturities for cash flow hedges ranged from 2011-2023. The effect on interest expense results from monthly interest settlements.
     See Note 9 Debt for a discussion of the related debt instruments.
     Other Derivatives

	Effect on operating income -
	increase/(decrease)
	Three Months Ended March 31,
	2011	2010
	(in millions)
Fuel hedges[1]
Effect of mark to market valuation	$0.5	$(0.1)
Settlements	0.0	(0.0)

	$0.5	$(0.1)

Foreign exchange hedges[2]	$(0.6)	$(0.6)

[1]	Included in cost of revenues in the accompanying consolidated statement of operations

[2]	Included in other, net in the accompanying consolidated statement of operations
     Natural gas and diesel fuel
     We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet as of March 31, 2011 for diesel fuel hedges was an asset of $1.0 million and $0.4 million of income in AOCL. There were no outstanding natural gas hedges at March 31, 2011.
     Foreign exchange hedge
     During the three month periods ended March 31, 2011 and 2010, we entered into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. These instruments are short term with quarterly maturities and no remaining balance in AOCL as of March 31, 2011.
     Zinc
     We maintain a program to mitigate the impact of fluctuations in the price of zinc purchases. The intent of this program is to protect our operating profit from adverse price changes by entering into derivative instruments. The effect of these derivative instruments on the consolidated financial statements for the three months ended March 31, 2011 and 2010 was not significant.

Note 7. Property, Plant, and Equipment
     The following table summarizes the components of property, plant, and equipment as of March 31, 2011 and December 31, 2010.

	March 31,	December 31,
	2011	2010
		(as reported)
	(in millions)
Manufacturing/Corporate:
Land	$40.5	$40.9
Buildings and improvements	418.0	418.4
Machinery and other	689.6	699.7
Construction in progress	12.4	9.7

	1,160.5	1,168.7
Less accumulated depreciation	(681.4)	(677.3)

	479.1	491.4

Leasing:
Wholly-owned subsidiaries:
Machinery and other	38.3	38.2
Equipment on lease	3,337.5	3,249.8

	3,375.8	3,288.0
Less accumulated depreciation	(347.2)	(322.6)

	3,028.6	2,965.4

TRIP Holdings:
Equipment on lease	1,273.8	1,282.1
Less accumulated depreciation	(98.5)	(90.3)

	1,175.3	1,191.8

Net deferred profit on railcars sold to the Leasing Group
Sold to wholly-owned subsidiaries	(345.3)	(340.4)
Sold to TRIP Holdings	(194.0)	(196.2)

	$4,143.7	$4,112.0

Note 8. Warranties
     Depending on the product, the Company provides warranties against materials and manufacturing defects generally ranging from one to five years. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been filed by customers. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. The Company provides for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assesses the adequacy of the resulting reserves on a quarterly basis. The changes in the accruals for warranties for the three month periods ended March 31, 2011 and 2010 are as follows:

	Three Months Ended
	March 31,
	2011	2010
	(in millions)
Beginning balance	$13.2	$19.6
Warranty costs incurred	(1.3)	(0.7)
Warranty originations and revisions	1.6	1.6
Warranty expirations	(0.8)	(0.9)

Ending balance	$12.7	$19.6

Note 9. Debt
     The following table summarizes the components of debt as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
		(as reported)
	(in millions)
Manufacturing/Corporate — Recourse:
Revolving credit facility	$—	$—
Convertible subordinated notes	450.0	450.0
Less: unamortized discount	(108.4)	(111.1)

	341.6	338.9

Other	2.5	2.8

	344.1	341.7

Leasing — Recourse:
Capital lease obligations	50.5	51.2
Term loan	56.7	57.4

	451.3	450.3

Leasing — Non-recourse:
2006 secured railcar equipment notes	279.9	283.2
Promissory notes	485.4	493.8
2009 secured railcar equipment notes	226.3	229.2
2010 secured railcar equipment notes	364.0	367.1
TILC warehouse facility	80.2	80.2
TRIP Holdings warehouse loan	980.5	1,003.9

	2,416.3	2,457.4

Total debt	$2,867.6	$2,907.7

     We have a $425.0 million unsecured revolving credit facility which matures on October 19, 2012. As of March 31, 2011, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $81.8 million, leaving $343.2 million available for borrowing. Other than with respect to such letters of credit, there were no borrowings under our revolving credit facility as of March 31, 2011 or for the three month period then ended. Of the outstanding letters of credit as of March 31, 2011, $3.0 million are expected to expire in 2011 and the remainder in 2012. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew each year. Borrowings under the credit facility bear interest at prime or Libor plus 75.0 basis points. Trinity’s revolving credit facility requires maintenance of ratios related to interest coverage for the leasing and manufacturing operations, leverage, and minimum net worth. As of March 31, 2011, we were in compliance with all such covenants.
     The Company’s 3 7/8% convertible subordinated notes are recorded net of unamortized discount to reflect their underlying economics by capturing the value of the conversion option as borrowing costs. As of March 31, 2011 and December 31, 2010, capital in excess of par value included $92.8 million related to the estimated value of the Convertible Subordinated Notes’ conversion options. Debt discount recorded in the consolidated balance sheet is being amortized through June 1, 2018 to yield an effective annual interest rate of 8.42% based upon the estimated market interest rate for comparable non-convertible debt as of the issuance date of the Convertible Subordinated Notes. Total interest expense recognized on the Convertible Subordinated Notes for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended
	March 31,
	2011	2010
	(in millions)
Coupon rate interest	$4.4	$4.4
Amortized debt discount	2.7	2.5

	$7.1	$6.9

     At March 31, 2011, the Convertible Subordinated Notes were convertible at a price of $51.54 per share resulting in 8,731,083 issuable shares. As of March 31, 2011, if the Convertible Subordinated Notes had been converted, no shares would have been issued since the trading price of the Company’s common stock was below the conversion price of the Convertible Subordinated Notes. The Company has not entered into any derivatives transactions associated with these notes.
     The $475 million TILC warehouse loan facility, established to finance railcars owned by TILC, had $80.2 million outstanding and $394.8 million available as of March 31, 2011. The warehouse loan is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 2.29% at March 31, 2011. In February 2011, the warehouse loan facility was renewed for an additional two years and now matures in February 2013. Amounts outstanding at maturity, absent renewal, will be payable in three installments in August 2013, February 2014, and August 2014.
     In June 2007, TRIP Leasing entered into a $1.19 billion Warehouse Loan Agreement which contains a floating rate revolving facility (the “TRIP Warehouse Loan”) of which $980.5 million in borrowings were outstanding as of March 31, 2011. The TRIP Warehouse Loan is a non-recourse obligation, secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by TRIP Leasing. The TRIP Warehouse Loan consists of Tranche A bearing an interest rate of the one month USD Libor plus 1.00% and Tranche B bearing an interest rate of the one month USD Libor plus 2.25%. The TRIP Warehouse Loan had a two-year revolving availability period that ended in June 2009. Commencing July 1, 2010, all excess cash flow, as defined by the Warehouse Loan Agreement, must be applied to reductions in principal in lieu of dividends to equity members of TRIP Holdings. Commencing June 2011, a majority of the TRIP Warehouse Loan lenders have the right to compel TRIP Leasing to commence repayment of the outstanding balance in four quarterly installments ending March 2012. In the event such action is taken, it is not expected that TRIP Leasing will be able to make such payments from its anticipated cash balances and net cash flow from operations prior to that date. Although the quarterly installment due dates are subject to extension by written agreement between TRIP Leasing and its lenders, TRIP Leasing’s lenders have the right to direct that TRIP Leasing take certain actions including the sale of assets sufficient to retire the installment that is due. TRIP Leasing is considering a number of financing alternatives to address these quarterly installments. If TRIP Leasing is unable to achieve such alternatives to the satisfaction of the TRIP Warehouse Loan’s lenders, the Company’s investment in TRIP Holdings of $95.5 million may become impaired. See Note 5 Investment in TRIP Holdings for a discussion of the Company’s investment in TRIP Holdings.
     Terms and conditions of other debt, including recourse and non-recourse provisions, are described in Note 11 of the December 31, 2010 Consolidated Financial Statements filed on Form 10-K.
     The remaining principal payments under existing debt agreements as of March 31, 2011 are as follows:

	Remaining nine
	months of 2011	2012	2013	2014	2015	Thereafter
			(in millions)
Recourse:
Manufacturing/Corporate	$0.5	$0.5	$0.7	$0.2	$0.2	$450.4
Leasing — capital lease obligations (Note 4)	1.9	2.8	2.9	3.1	3.3	36.5
Leasing — term loan (Note 4)	1.9	2.8	3.1	3.3	3.5	42.1

Non-recourse — leasing (Note 4):
2006 secured railcar equipment notes	10.4	13.5	15.2	17.0	18.6	205.2
Promissory notes	18.7	25.8	27.8	24.6	21.9	366.6
2009 secured railcar equipment notes	7.7	9.2	10.2	9.9	9.6	179.7
2010 secured railcar equipment notes	9.6	12.8	14.6	14.0	15.3	297.7
TILC warehouse facility	2.0	2.6	2.4	1.3	—	—
TRIP Holdings warehouse loan	24.6	7.0	—	—	—	—
Facility termination payments:
TILC warehouse facility	—	—	23.8	48.1	—	—
TRIP Holdings warehouse loan	684.9	264.0	—	—	—	—

Total principal payments	$762.2	$341.0	$100.7	$121.5	$72.4	$1,578.2

Note 10. Other, Net
     Other, net (income) expense consists of the following items:

	Three Months Ended
	March 31,
	2011	2010
	(in millions)
Foreign currency exchange transactions	$0.3	$0.3
Loss (gain) on equity investments	(0.5)	1.7
Other	(0.3)	(0.2)

Other, net	$(0.5)	$1.8

Loss on equity investments for the three months ended March 31, 2010 includes a $1.8 million loss on the write-down of the Company’s pre-acquisition investment in Quixote Corporation.
Note 11. Income Taxes
     The provision for income taxes results in effective tax rates different from the statutory rates. The following is a reconciliation between the statutory United States Federal income tax rate and the Company’s effective income tax rate:

	Three Months Ended
	March 31,
	2011	2010
Statutory rate	35.0%	35.0%
State taxes	2.4	2.0
Tax settlements	—	(36.7)
Changes in tax reserves	1.2	2.0
Other, net	0.2	9.9

Effective rate	38.8%	12.2%

     During the first quarter ended March 31, 2010, we closed an audit of one of our Mexican subsidiaries’ 2002 tax year. The 2003 tax year of our Mexican subsidiaries is still under review and thus the statute of limitations remains open from 2003 forward.
     We are currently under two separate Internal Revenue Service (“IRS”) examination cycles for the years ended 2004 through 2005 and 2006 through 2008. Therefore, our statute of limitations remains open from the year ended December 31, 2004 and forward. Our 2004-2005 exam cycle is currently under administrative appeal for certain unresolved issues. Due to the uncertainty of the length of the appeals process and possible post-appeals litigation on any issues, the statute of limitations related to the 2004-2005 exam cycle will remain open for an indeterminable period of time. Likewise, as the 2006-2008 cycle is still in the examination level, we are unable to determine how long these periods will remain open.
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
     The change in unrecognized tax benefits for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended
	March 31,
	2011	2010
	(in millions)
Beginning balance	$36.8	$40.1
Additions for tax positions related to the current year	0.9	0.8
Additions for tax positions of prior years	2.6	5.8
Reductions for tax positions of prior years	—	(5.2)
Settlements	—	(1.1)
Expiration of statute of limitations	(0.1)	—

Ending balance	$40.2	$40.4

     Additions for tax positions related to the current year in the amounts of $0.9 million and $0.8 million recorded in the three months ended March 31, 2011 and 2010, respectively, were amounts provided for tax positions previously taken in foreign jurisdictions and tax positions taken for Federal and state income tax purposes as well as deferred tax liabilities that have been reclassified to uncertain tax positions.
     Additions for tax positions of prior years for the three months ended March 31, 2011 of $2.6 million are primarily due to a Federal tax position taken on prior year returns. If the IRS prevails we will be entitled to a corresponding deduction in a foreign subsidiary’s tax return. Thus, we have recorded a deferred tax asset for the reduction in foreign taxes that would be related to this adjustment. The $5.8 million increase for the three months ended March 31, 2010 was due to Federal positions that were submitted to the IRS. We anticipate making a payment related to this position when the current examination cycle closes. In addition, we have also reflected additional tax reserves related to our acquisition of Quixote Corporation during the first quarter of 2010.
     Reductions for tax positions of prior years were primarily related to state taxes for the three months ended March 31, 2010. There were no reductions for the three months ended March 31, 2011. During the three months ended March 31, 2010, we received additional facts on certain state tax positions that led us to change the measurement of certain state tax benefits previously recorded. This reduction in state positions was accompanied by a reduction in related deferred tax assets. Additionally, we completed several state audits for which the Company’s tax position was not challenged by the state and for which the positions are now effectively settled as well as a Federal tax position that we believed would be sustained upon audit and therefore was no longer at risk.
     Settlements during the three months ended March 31, 2010 related to a first quarter tax settlement of the 2002 Mexico tax return of one of our subsidiaries. We paid $2.1 million in taxes, penalties, and interest related to Mexico. The excess of the amount reserved over the settlement amount was $1.8 million, which is recorded as a benefit to income taxes.
     The total amount of unrecognized tax benefits including interest and penalties at March 31, 2011 and 2010, that would affect the Company’s effective tax rate if recognized was $14.8 million and $17.7 million, respectively.
     Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of March 31, 2011 and December 31, 2010 was $12.1 million and $11.2 million, respectively. Income tax expense for the three months ended March 31, 2011 and 2010, included an (increase) reduction in income tax expense of $(0.9) million and $3.5 million, respectively, in interest expense and penalties related to uncertain tax positions.
Note 12. Employee Retirement Plans
     The following table summarizes the components of net retirement cost for the Company.

	Three Months Ended
	March 31,
	2011	2010
	(in millions)
Service cost	$0.3	$0.2
Interest	4.9	4.9
Expected return on plan assets	(5.7)	(5.0)
Actuarial loss	0.5	0.6
Profit sharing	2.3	2.1

Net expense	$2.3	$2.8

     Trinity contributed $5.6 million and $3.4 million to the Company’s defined benefit pension plans for the three month periods ended March 31, 2011 and 2010, respectively. Total contributions to the Company’s pension plans in 2011 are expected to be approximately $14.8 million.

Note 13. Accumulated Other Comprehensive Loss
Comprehensive net income (loss) is as follows:

	Three Months Ended
	March 31,
	2011	2010
	(in millions)
Net income attributable to Trinity Industries, Inc.	$24.2	$2.0
Other comprehensive income (loss):
Change in unrealized loss on derivative financial instruments, net of tax expense (benefit) of $4.1 and $(1.8)	7.4	(4.0)
Other changes, net of tax expense of $— and $0.7	—	1.1

Comprehensive net income (loss) attributable to Trinity Industries, Inc.	$31.6	$(0.9)

The components of accumulated other comprehensive loss are as follows:

	March 31,	December 31,
	2011	2010
		(as reported)
	(in millions)
Currency translation adjustments, net of tax benefit of $(0.2)	$(17.1)	$(17.1)
Unrealized loss on derivative financial instruments, net of tax benefit of $(17.3) and $(21.4)	(28.9)	(36.3)
Funded status of pension liability, net of tax benefit of $(24.8)	(42.1)	(42.1)

	$(88.1)	$(95.5)

     See Note 6 Derivative Instruments for information on the reclassification of amounts in accumulated other comprehensive loss into earnings.
Note 14. Stock-Based Compensation
     Stock-based compensation totaled approximately $5.3 million and $3.5 million for the three months ended March 31, 2011 and 2010, respectively.
Note 15. Net Income Attributable to Trinity Industries, Inc. Per Common Share
     Basic net income attributable to Trinity Industries, Inc. per common share is computed by dividing net income attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted net income attributable to Trinity per common share includes the net impact of unvested restricted shares and shares that could be issued under outstanding stock options. Total weighted average restricted shares and antidilutive stock options were 2.9 million shares and 3.4 million shares for the three month periods ended March 31, 2011 and 2010, respectively.
     The computation of basic and diluted net income attributable to Trinity Industries, Inc. is as follows:

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
	(in millions, except per share amounts)
					Average
	Income (Loss)	Average Shares	EPS	Income (Loss)	Shares	EPS
Net income attributable to Trinity Industries, Inc.	$24.2			$2.0
Unvested restricted share participation	(0.9)			(0.2)

Net income attributable to Trinity Industries, Inc. — basic	23.3	77.1	$0.30	1.8	76.6	$0.02

Effect of dilutive securities:
Stock options	—	0.3		—	0.0

Net income attributable to Trinity Industries, Inc. — diluted	$23.3	77.4	$0.30	$1.8	76.6	$0.02

Note 16. Contingencies
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
     Trinity is subject to Federal, state, local, and foreign laws and regulations relating to the environment and the workplace. The Company has reserved $10.7 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. We believe that we are currently in substantial compliance with environmental and workplace laws and regulations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A is presented in the following sections:
•	Executive Summary

•	Results of Operations

•	Liquidity and Capital Resources

•	Contractual Obligations and Commercial Commitments

•	Forward-Looking Statements
     Our MD&A should be read in conjunction with the unaudited consolidated financial statements of Trinity Industries, Inc. and subsidiaries (“Trinity”, “Company”, “we”, or “our”) and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Executive Summary
     The economic and financial crisis experienced by the United States economy since 2008 has impacted our businesses. New orders for railcars and barges dropped in 2009 as the transportation industry suffered a significant decline in the shipment of freight. The transportation industry experienced weakness throughout 2009, but showed signs of recovery in late 2010. New orders for railcars improved significantly in early 2011 due to demand for the shipment of commodities, replacement of older railcars, and tax benefits from taking delivery of railcars in 2011 and 2012. Orders for structural wind towers have been slow since mid-2008 when energy development companies encountered tightened credit markets coupled with lower demand and prices for electricity and natural gas sales. The slowdown in the residential and commercial construction markets impacted our Construction Products Group as well. We continually assess our manufacturing capacity and take steps to align our production capacity with demand for our products. As a result of our assessment, we have adapted to the rapid decline in market conditions by reducing our production footprint and staffing levels and causing certain facilities to be on non-operating status, but to the extent that demand increases, these facilities on non-operating status would be available for future operations. Due to recent improvements in demand, certain facilities have taken on additional production staff in late 2010 and early 2011.
     The Company’s revenues for the three month period ended March 31, 2011 were $644.2 million representing an increase of $190.2 million or 41.9% over the same period in 2010. Operating profit for the three month period ended March 31, 2011 totaled $85.5 million compared with $52.0 million for the same period in 2010. The increase in both revenues and operating profit resulted generally from higher shipments in our manufacturing segments while our Leasing Group experienced an increase in operating profit as a result of increased utilization, higher rental revenues from lease fleet additions, and higher rental rates. See the discussion below regarding the performance of each of our segments.
     Our backlog at March 31, 2011 compared with prior periods follows:

	March 31, 2011	March 31, 2010
	(in millions)
Rail Group
External Customers	$1,534.2	$97.6
Leasing Group	272.4	150.1

Total	$1,806.6	$247.7
Inland Barge	$460.5	$361.1
Structural wind towers	$974.0	$1,100.0
     For the three months ended March 31, 2011, the Company received orders for approximately 18,770 railcars including a supply agreement with GATX Corporation to deliver 12,500 railcars over a five-year period, significantly increasing the Company’s Rail Group backlog. Approximately 43% of our railcar backlog is expected to be delivered in 2011 with the remainder to be delivered from 2012 through 2015. The majority of our backlog for barges is expected to be delivered in 2011. For multi-year barge orders, the deliveries for 2011 are included in the backlog at this time; deliveries beyond 2011 are not included in the backlog if specific production quantities for future years have not been determined. Approximately 25% of our backlog for structural wind towers is expected to be delivered in 2011 with the remainder to be delivered evenly over 2012 and 2013.

     In February 2011, the $475 million TILC warehouse loan facility was renewed for an additional two years and now matures in February 2013. Amounts outstanding at maturity, absent renewal, will be payable in three installments in August 2013, February 2014, and August 2014.
     Commencing June 2011, a majority of the TRIP Warehouse Loan (the “TRIP Warehouse Loan”) lenders have the right to compel TRIP Leasing to commence repayment of the outstanding balance in four quarterly installments ending March 2012. In the event such action is taken, it is not expected that TRIP Leasing will be able to make such payments from its anticipated cash balances and net cash flow from operations prior to that date. Although the quarterly installment due dates are subject to extension by written agreement between TRIP Leasing and its lenders, TRIP Leasing’s lenders have the right to direct that TRIP Leasing take certain actions including the sale of assets sufficient to retire the installment that is due. TRIP Leasing is considering a number of financing alternatives to address these quarterly installments. If TRIP Leasing is unable to achieve such alternatives to the satisfaction of the TRIP Warehouse Loan’s lenders, the Company’s investment in TRIP Holdings of $95.5 million as of March 31, 2011 may become impaired. See Note 5 Investment in TRIP Holdings for a discussion of the Company’s investment in TRIP Holdings. Also see Financing Activities.
     On December 9, 2010, the Company’s Board of Directors authorized a new $200 million share repurchase program, effective January 1, 2011. This program replaced the Company’s previous share repurchase program and expires December 31, 2012. No shares were repurchased under this program for the three months ended March 31, 2011.
Results of Operations
Overall Summary
     Revenues

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
			($ in millions)
Rail Group	$131.0	$88.8	$219.8	$32.2	$41.4	$73.6	198.6%
Construction Products Group	130.1	3.5	133.6	111.6	6.8	118.4	12.8
Inland Barge Group	137.9	—	137.9	97.4	—	97.4	41.6
Energy Equipment Group	113.2	5.5	118.7	89.1	1.0	90.1	31.7
Railcar Leasing and Management Services Group	129.8	—	129.8	121.2	—	121.2	7.1
All Other	2.2	10.9	13.1	2.5	7.2	9.7	35.1
Eliminations — lease subsidiary	—	(85.4)	(85.4)	—	(38.0)	(38.0)
Eliminations — other	—	(23.3)	(23.3)	—	(18.4)	(18.4)

Consolidated Total	$644.2	$—	$644.2	$454.0	$—	$454.0	41.9

     Operating Profit (Loss)

	Three Months Ended
	March 31,
	2011	2010
	(in millions)
Rail Group	$9.3	$(7.9)
Construction Products Group	8.3	2.7
Inland Barge Group	21.7	17.8
Energy Equipment Group	10.5	10.4
Railcar Leasing and Management Services Group	54.7	48.2
All Other	(0.3)	(2.6)
Corporate	(10.7)	(12.5)
Eliminations — lease subsidiary	(8.1)	(3.6)
Eliminations — other	0.1	(0.5)

Consolidated Total	$85.5	$52.0

     Other Income and Expense. Interest expense, net of interest income, was $44.2 million for the three month period ended March 31, 2011 and did not change significantly when compared to $45.3 million for the same period last year. Interest income decreased $0.1 million over the same three month period last year. The increase in Other, net income for the three month period ended March 31, 2011 of $2.3 million was primarily due to the $1.8 million write-down of the Company’s pre-acquisition investment in Quixote Corporation during the three months ended March 31, 2010 and higher gains on equity investments.
     Income Taxes. The provision for income taxes results in effective tax rates different from the statutory rates. The effective tax rate for the three month periods ended March 31, 2011 and 2010 varied from the Federal statutory rate of 35.0% due primarily to state income taxes and changes in certain tax reserves and, in 2010, the release of income tax reserves in Mexico in excess of the amounts settled. The following is a reconciliation between the statutory United States Federal income tax rate and the Company’s effective income tax rate:

	Three Months Ended
	March 31,
	2011	2010
Statutory rate	35.0%	35.0%
State taxes	2.4	2.0
Tax settlements	—	(36.7)
Changes in tax reserves	1.2	2.0
Other, net	0.2	9.9

Effective rate	38.8%	12.2%

Rail Group

	Three Months Ended March 31,
	2011	2010	Percent Change
	($ in millions)
Revenues:
Rail	$177.8	$45.4	291.6%
Components	42.0	28.2	48.9

Total revenues	$219.8	$73.6	198.6

Operating profit (loss)	$9.3	$(7.9)
Operating profit (loss) margin	4.2%	(10.7)%
     Railcar shipments increased 348% to approximately 2,240 railcars during the three month period ended March 31, 2011 compared to approximately 500 railcar shipments during the same period in 2010. As of March 31, 2011 and March 31, 2010, our Rail Group backlog was as follows:

	As of March 31,
	2011	2010
	(in millions, except railcars)
External Customers	$1,534.2	$97.6
Leasing Group	272.4	150.1

Total	$1,806.6	$247.7

Number of railcars	22,490	2,980
     For the three months ended March 31, 2011, the Rail Group received orders for approximately 18,770 railcars including a supply agreement with GATX Corporation to deliver 12,500 railcars over a five-year period. Approximately 43% of our railcar backlog is expected to be delivered in 2011 with the remainder to be delivered from 2012 through 2015. The total amount of the backlog dedicated to the Leasing Group was supported by lease commitments with external customers.
     For the three month period ended March 31, 2011, the operating profit for the Rail Group increased $17.2 million compared to the same period last year. This increase was primarily due to significantly higher volume of railcars delivered during the period.
     In the three months ended March 31, 2011, railcar shipments included sales to the Leasing Group of $85.4 million compared to $38.0 million in the comparable period in 2010 with a deferred profit of $8.1 million compared to $3.6 million for the same period in 2010. Sales to the Leasing Group and related profits are included in the operating results of the Rail Group but are eliminated in consolidation.

Construction Products Group

	Three Months Ended March 31,
	2011	2010	Percent Change
	($ in millions)
Revenues:
Concrete and Aggregates	$49.6	$54.3	(8.7)%
Highway Products	79.7	63.0	26.5
Other	4.3	1.1	290.9

Total revenues	$133.6	$118.4	12.8

Operating profit	$8.3	$2.7
Operating profit margin	6.2%	2.3%
     The increase in revenues for the three month period ended March 31, 2011 compared to the same period in 2010 was primarily attributable to higher volumes in our Highway Products business partially offset by lower revenues in our Concrete and Aggregates business resulting from the divestiture of our asphalt operations in August 2010. Operating profit for the three months ended March 31, 2011 compared to the same period in 2010 increased as a result of the higher Highway Products volume and lower operating costs.
        .
Inland Barge Group

	Three Months Ended March 31,
	2011	2010	Percent Change
	($ in millions)
Revenues	$137.9	$97.4	41.6%

Operating profit	$21.7	$17.8
Operating profit margin	15.7%	18.3%
     Revenues and operating profit increased for the three month period ended March 31, 2011 compared to the same period in the prior year due to higher volumes of hopper barges and a change in the mix of tank barge types. As of March 31, 2011, the backlog for the Inland Barge Group was approximately $460.5 million compared to approximately $361.1 million as of March 31, 2010. The majority of our backlog for barges is expected to be delivered in 2011. For multi-year barge orders, the deliveries for 2011 are included in the backlog at this time; deliveries beyond 2011 are not included in the backlog if specific production quantities for future years have not been determined.
Energy Equipment Group

	Three Months Ended March 31,
	2011	2010	Percent Change
	($ in millions)
Revenues:
Structural wind towers	$66.5	$55.0	20.9%
Other	52.2	35.1	48.7

Total revenues	$118.7	$90.1	31.7

Operating profit	$10.5	$10.4
Operating profit margin	8.8%	11.5%
     Revenues increased for the three month period ended March 31, 2011 compared to the same period in 2010 due to higher shipments of structural wind towers and storage tanks. Operating profit for the three month period ended March 31, 2011 was substantially unchanged from the same period in 2010 as profit from increased shipments was offset by production inefficiencies and a change in product mix of structural wind tower shipments. As of March 31, 2011, the backlog for structural wind towers was approximately $974.0 million compared to approximately $1.1 billion as of March 31, 2010. Approximately 25% of our backlog for structural wind towers is expected to be delivered in 2011 with the remainder to be delivered evenly over 2012 and 2013.

Railcar Leasing and Management Services Group

	Three Months Ended March 31,
	2011	2010	Percent Change
	($ in millions)
Revenues:
Wholly-owned subsidiaries:
Leasing and management	$90.3	$84.1	7.4%
Sales of cars from the lease fleet	1.9	7.9	*

	92.2	92.0	0.2
TRIP Holdings:
Leasing and management	29.5	29.0	1.7
Sales of cars from the lease fleet	8.1	0.2	*

	37.6	29.2	28.8

Total revenues	$129.8	$121.2	7.1
Operating Profit:
Wholly-owned subsidiaries:
Leasing and management	$36.5	$29.2
Sales of cars from the lease fleet	1.0	1.9

	37.5	31.1
TRIP Holdings:
Leasing and management	17.1	17.1
Sales of cars from the lease fleet	0.1	—

	17.2	17.1

Total operating profit	$54.7	$48.2
Operating profit margin:
Leasing and management	44.7%	40.9%
Sales of cars from the lease fleet	11.0	23.5
Total operating profit margin	42.1	39.8
Fleet utilization:
Wholly-owned subsidiaries	99.2%	98.3%
TRIP Holdings	99.8	99.3

*	not meaningful
     Total revenues increased for the three month period ended March 31, 2011 compared to the same period last year due to increased utilization, rental revenues related to additions to the lease fleet, higher rental rates, and total sales from the lease fleet.
     Operating profit for the three month period ended March 31, 2011 increased compared to the same period in 2010 due to increased utilization, rental revenues related to lease fleet additions, higher rental rates, and lower maintenance expenses partially offset by lower profit from lease fleet sales.
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
     Information regarding the Leasing Group’s lease fleet as of March 31, 2011 follows:

			Average remaining
	No. of cars	Average age	lease term
Wholly-owned subsidiaries	53,060	6.2	3.5
TRIP Holdings	14,610	3.6	3.5

All Other

	Three Months Ended March 31,
	2011	2010	Percent Change
	($ in millions)
Revenues	$13.1	$9.7	35.1%
Operating loss	$(0.3)	$(2.6)
     The increase in revenues for the three month period ended March 31, 2011 over the same period last year was primarily due to an increase in intersegment sales by our transportation company. Operating loss decreased for the three month period ended March 31, 2011 over the same period last year primarily due to higher intersegment transportation sales, gains on property dispositions, and the recognition of certain gains related to fuel hedges.
Liquidity and Capital Resources
Cash Flows
     Operating Activities. Net cash required by operating activities for the three months ended March 31, 2011 and 2010 was $11.5 million and $16.5 million, respectively. Cash flow required by operating activities decreased slightly due to higher operating profits in 2011 compared with 2010 partially offset by an overall increase in accounts receivable and inventories in 2011.
     Accounts receivables at March 31, 2011 as compared to the accounts receivables balance at December 31, 2010 increased by $75.6 million or approximately 32.6% due primarily to higher receivables from the Rail and Energy Equipment groups. Raw materials inventory at March 31, 2011 increased by $45.8 million or approximately 27.0% since December 31, 2010 primarily attributable to higher levels in our Rail and Inland Barge groups required to meet production demands. Finished goods inventory at March 31, 2011 increased by $18.8 million or approximately 23.9% since December 31, 2010 primarily attributable to our Inland Barge and Construction Products groups reflecting higher levels of production. Accounts payable increased by $47.0 million from December 31, 2010 primarily due to higher production levels in the business groups mentioned. Accrued liabilities did not change significantly from December 31, 2010. We continually review reserves related to bad debt as well as the adequacy of lower of cost or market valuations related to accounts receivable and inventory.
     Investing Activities. Net cash required by investing activities for the three months ended March 31, 2011 was $35.6 million compared to $268.1 million of cash required by investing activities for the same period last year. Investments in short-term marketable securities decreased by $41.0 million during the three months ended March 31, 2011 compared with an increase of $195.1 million during the three months ended March 31, 2010. Capital expenditures for the three months ended March 31, 2011 were $89.5 million, of which $81.5 million were for additions to the lease fleet. This compares to $44.0 million of capital expenditures for the same period last year, of which $37.8 million were for additions to the lease fleet. Proceeds from the sale of property, plant, and equipment were $12.9 million for the three months ended March 31, 2011 composed primarily of railcar sales from the lease fleet totaling $10.0 million. This compares to $10.9 million for the same period in 2010 composed primarily of railcar sales from the lease fleet of $8.1 million.
     Financing Activities. Net cash required by financing activities during the three months ended March 31, 2011 was $46.6 million compared to $69.5 million of cash required by financing activities for the same period in 2010. During the three months ended March 31, 2011 and 2010 we retired $42.8 million and $62.9 million, respectively, in debt. We intend to use our cash and credit facilities to fund the operations, expansions, and growth initiatives of the Company.
     At March 31, 2011 and for the three month period then ended, there were no borrowings under our $425 million revolving credit facility that matures on October 19, 2012. Interest on the revolving credit facility is calculated at prime or Libor plus 75.0 basis points. After $81.8 million was considered for letters of credit, $343.2 million was available under the revolving credit facility as of March 31, 2011.
     The $475 million TILC warehouse loan facility, established to finance railcars owned by TILC, had $80.2 million outstanding and $394.8 million available as of March 31, 2011. The warehouse loan is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 2.29% at March 31, 2011. In February 2011, the warehouse loan facility was renewed for an additional two years and now matures in February 2013. Amounts outstanding at maturity, absent renewal, will be payable in three installments in August 2013, February 2014, and August 2014.

     In June 2007, TRIP Leasing entered into a $1.19 billion Warehouse Loan Agreement which contains a floating rate revolving facility of which $980.5 million in borrowings were outstanding as of March 31, 2011. The TRIP Warehouse Loan is a non-recourse obligation, secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by TRIP Leasing. The TRIP Warehouse Loan consists of Tranche A bearing an interest rate of the one month USD Libor plus 1.00% and Tranche B bearing an interest rate of the one month USD Libor plus 2.25%. The TRIP Warehouse Loan had a two-year revolving availability period that ended in June 2009. Commencing July 1, 2010, all excess cash flow, as defined by the Warehouse Loan Agreement, must be applied to reductions in principal in lieu of dividends to equity members of TRIP Holdings. Commencing June 2011, a majority of the TRIP Warehouse Loan lenders have the right to compel TRIP Leasing to commence repayment of the outstanding balance in four quarterly installments ending March 2012. In the event such action is taken, it is not expected that TRIP Leasing will be able to make such payments from its anticipated cash balances and net cash flow from operations prior to that date. Although the quarterly installment due dates are subject to extension by written agreement between TRIP Leasing and its lenders, TRIP Leasing’s lenders have the right to direct that TRIP Leasing take certain actions including the sale of assets sufficient to retire the installment that is due. TRIP Leasing is considering a number of financing alternatives to address these quarterly installments. If TRIP Leasing is unable to achieve such alternatives to the satisfaction of the TRIP Warehouse Loan’s lenders, the Company’s investment in TRIP Holdings of $95.5 million may become impaired. See Note 5 Investment in TRIP Holdings for a discussion of the Company’s investment in TRIP Holdings.
     On December 9, 2010, the Company’s Board of Directors authorized a new $200 million share repurchase program, effective January 1, 2011. This program replaced the Company’s previous share repurchase program and expires December 31, 2012. No shares were repurchased under this program for the three months ended March 31, 2011.
     The economic and financial crisis experienced by the United States economy since 2008 has impacted our businesses. New orders for railcars and barges dropped in 2009 as the transportation industry suffered a significant decline in the shipment of freight. The transportation industry experienced weakness throughout 2009, but showed signs of recovery in late 2010. New orders for railcars improved significantly in early 2011 due to demand for the shipment of commodities, replacement of older railcars, and tax benefits from taking delivery of railcars in 2011 and 2012. Orders for structural wind towers have been slow since mid-2008 when energy development companies encountered tightened credit markets coupled with lower demand and prices for electricity and natural gas sales. The slowdown in the residential and commercial construction markets impacted our Construction Products Group as well. We continually assess our manufacturing capacity and take steps to align our production capacity with demand for our products. As a result of our assessment, we have adapted to the rapid decline in market conditions by reducing our production footprint and staffing levels and causing certain facilities to be on non-operating status, but to the extent that demand increases, these facilities on non-operating status would be available for future operations. Due to recent improvements in demand, certain facilities have taken on additional production staff in late 2010 and early 2011.
Equity Investment
     See Note 5 of the Consolidated Financial Statements for information about the investment in TRIP Holdings.
Future Operating Requirements
     We expect to finance future operating requirements with cash flows from operations, and depending on market conditions, short-term and long-term debt, and equity. Debt instruments that the Company has utilized include its revolving credit facility, the TILC warehouse facility, senior notes, convertible subordinated notes, asset-backed securities, and sale/leaseback transactions. The Company has also issued equity at various times. As of March 31, 2011, the Company had $343.2 million available under its revolving credit facility and $394.8 million available under its TILC warehouse facility. Despite the volatile conditions in both the credit and stock markets, the Company believes it has access to adequate capital resources to fund operating requirements and is active in the credit markets.
Off Balance Sheet Arrangements
     See Note 4 of the Consolidated Financial Statements for information about off balance sheet arrangements.
Derivative Instruments
     We use derivative instruments to mitigate the impact of changes in interest rates and pricing for zinc, natural gas, and diesel fuel, as well as to convert a portion of our variable-rate debt to fixed-rate debt. Additionally, we use derivative instruments to mitigate the impact of unfavorable fluctuations in foreign currency exchange rates. We also use derivatives to lock in fixed interest rates in anticipation of future debt issuances. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 2 Fair Value Accounting to the consolidated financial statements for discussion of how the Company valued its commodity hedges and interest rate swaps and options at March 31, 2011.

     Interest rate hedges

			Included in accompanying balance sheet
			at March 31, 2011
				AOCL -
	Notional	Interest		loss/	Noncontrolling
	Amount	Rate[1]	Liability	(income)	Interest
		(in millions, except %)
Interest rate locks:
2005-2006	$200.0	4.87%	—	$(2.5)	—
2006-2007	$370.0	5.34%	—	$13.2	—

Interest rate swaps/options:
TRIP warehouse	$817.1	3.64%	$40.2	$(2.6)	$16.0
2008 debt issuance	$496.6	4.13%	$39.8	$38.5	—

[1]	Weighted average fixed interest rate

Effect on interest expense-increase/(decrease)
	Three Months Ended
	March 31,		Expected effect
	2011	2010	during next twelve months
	(in millions)
Interest rate locks:
2005-2006	$(0.1)	$(0.1)	$(0.3)
2006-2007	$0.9	$1.0	$3.5

Interest rate swaps/options:
TILC warehouse	—	$0.4	—
TRIP warehouse	$7.3	$7.5	$24.8
2008 debt issuance	$4.5	$5.2	$18.1
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
     During 2008, we entered into interest rate swap transactions, with a notional amount of $200 million, which were being used to counter our exposure to changes in the variable interest rate associated with our TILC warehouse facility. The effect on interest expense included the mark to market valuation on the interest rate swap transactions and monthly interest settlements. These interest rate hedges expired during the fourth quarter of 2010.
     In May 2008, we entered into an interest rate swap transaction that is being used to fix the Libor component of the debt issuance which closed in May 2008. The effect on interest expense results primarily from monthly interest settlements.
     Between 2007 and 2009, TRIP Holdings, as required by its warehouse loan agreement, entered into interest rate swap and option transactions, all of which qualify as cash flow hedges. The purpose of these transactions was to reduce the effect of changes in interest rates. As of March 31, 2011, maturities for cash flow hedges ranged from 2011-2023. The effect on interest expense results from monthly interest settlements.
     See Note 9 Debt for a discussion of the related debt instruments.

     Other Derivatives

	Effect on operating income - increase/(decrease)
	Three Months Ended March 31,
	2011	2010
	(in millions)
Fuel hedges[1]
Effect of mark to market valuation	$0.5	$(0.1)
Settlements	0.0	(0.0)

	$0.5	$(0.1)

Foreign exchange hedges[2]	$(0.6)	$(0.6)

[1]	Included in cost of revenues in the accompanying consolidated statement of operations

[2]	Included in other, net in the accompanying consolidated statement of operations
     Natural gas and diesel fuel
     We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet as of March 31, 2011 for diesel fuel hedges was an asset of $1.0 million and $0.4 million of income in AOCL. There were no outstanding natural gas hedges at March 31, 2011.
     Foreign exchange hedge
     During the three month periods ended March 31, 2011 and 2010, we entered into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. These instruments are short term with quarterly maturities and no remaining balance in AOCL as of March 31, 2011.
     Zinc
     We maintain a program to mitigate the impact of fluctuations in the price of zinc purchases. The intent of this program is to protect our operating profit from adverse price changes by entering into derivative instruments. The effect of these derivative instruments on the consolidated financial statements for the three months ended March 31, 2011 and 2010 was not significant.
Contractual Obligation and Commercial Commitments
     As of March 31, 2011, other commercial commitments related to letters of credit increased slightly to $81.8 million from $79.9 million as of December 31, 2010. Refer to Note 9 of the Consolidated Financial Statements for changes to our outstanding debt and maturities. Other commercial commitments that relate to operating leases including sale/leaseback transactions were basically unchanged as of March 31, 2011.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There has been no material change in our market risks since December 31, 2010 as set forth in Item 7A of our 2010 Form 10-K. Refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of debt-related activity and the impact of hedging activity for the three months ended March 31, 2011.
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
Item 1A. Risk Factors
     There have been no material changes from the risk factors previously disclosed in Item 1A of our 2010 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended March 31, 2011:

Maximum
Number (or
Approximate
			Total	Dollar Value)
			Number of	of
			Shares (or	Shares (or
			Units)	Units)
			Purchased	that May
			as	Yet Be
			Part of	Purchased
		Average	Publicly	Under the
	Number of	Price	Announced	Plans
	Shares	Paid per	Plans or	or
Period	Purchased(1)	Share(1)	Programs(2)	Programs(2)
January 1, 2011 through January 31, 2011	—	$—	—	$200,000,000
February 1, 2011 through February 28, 2011	9,077	$31.03	—	$200,000,000
March 1, 2011 through March 31, 2011	15,774	$32.59	—	$200,000,000

Total	24,851	$32.02	—	$200,000,000

(1)	These columns include the following transactions during the three months ended March 31, 2011: (i) the deemed surrender to the Company of 16,217 shares of Common Stock to pay the exercise price and satisfy tax withholding in connection with the exercise of employee stock options, (ii) the surrender to the Company of 7,935 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, and (iii) the purchase of 699 shares of common stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust.

(2)	On December 9, 2010, the Company’s Board of Directors authorized a new $200 million share repurchase program, effective January 1, 2011. This program replaced the Company’s previous share repurchase program and expires December 31, 2012. No shares were repurchased under this program for the three months ended March 31, 2011.
Item 3. Defaults Upon Senior Securities
     None.

Item 5. Other Information
     On July 21, 2010, the United States Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”). Section 1503 of the Financial Reform Act requires that we disclose in our periodic reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 specific information about each of our quarries comprised of notices, violations, and orders made by the Federal Mine Safety and Health Administration (“MSHA”) pursuant to the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). The following table sets forth the reportable information required for the sand, gravel and aggregate quarries owned or operated by the Company for the three month period ended March 31, 2011.

									Pending
			Total no. of		Total no.				legal action
	Total no. of		unwarrantable	Total no.	of			Received	before the
	significant	Total no.	compliance	of	imminent			written	Federal
	and	of	failure	flagrant	danger	Total dollar	Total no	notice	Mine Safety
	substantial	orders	citations and	violations	orders	value of	of	under	and Health
	violations	under	orders under	under	under	proposed	mining	Mine Act	Review
Quarry Site	under Mine	Mine Act	Mine Act	Mine Act	Mine Act	assessments	related	§104(e)	Commission
(MSHA ID)	Act §104	§104(b)	§104(d)	§110(b)(2)	§107(a)	from MSHA	fatalities	(yes/no)?	(yes/no)?
						(in thousands)
Rye (4102547)	0	0	0	0	0	$0.100	0	No	No
Belton (4101043)	0	0	0	0	0	$0.000	0	No	No
Malloy Bridge (4102946)	0	0	0	0	0	$0.000	0	No	No
Cottonwood (4104553)	0	0	0	0	0	$0.000	0	No	No
Wills Point (4104113)	0	0	0	0	0	$0.000	0	No	No
Waco-Angerman (4103492)	0	0	0	0	0	$0.000	0	No	No
Indian Village (1600348)	0	0	0	0	0	$0.000	0	No	No
Alvord (4103689)	0	0	0	0	0	$0.000	0	No	No
Lockesburg (0301681)	0	0	0	0	0	$0.000	0	No	No
Kopperl (4104450)	0	0	0	0	0	$0.000	0	No	No
Wills Point II (4104071)	0	0	0	0	0	$0.000	0	No	No

Item 6. Exhibits

Exhibit Number	Description

10.1	Amendment No. 1 to the Second Amended and Restated Warehouse Loan Agreement, dated February 4, 2011, amending the Second Amended and Restated Warehouse Loan Agreement dated May 29, 2009 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on February 8, 2011).

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer (filed herewith).

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed electronically herewith)*

101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC. Registrant	By	/s/ JAMES E. PERRY
James E. Perry
Vice President and Chief Financial Officer April 28, 2011

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Amendment No. 1 to the Second Amended and Restated Warehouse Loan Agreement, dated February 4, 2011, amending the Second Amended and Restated Warehouse Loan Agreement dated May 29, 2009 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on February 8, 2011).

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer (filed herewith).

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed electronically herewith)*

101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.