Form 10-Q
period 2011-06-30
TRINITY INDUSTRIES INC
filed 2011-07-27
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes [ ] No [X].
     At July 15, 2011 the number of shares of common stock outstanding was 80,163,728.

TRINITY INDUSTRIES, INC.
FORM 10-Q

	Caption	Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 5.	Other Information	36

Item 6.	Exhibits	37

SIGNATURES		38

CERTIFICATIONS
EX-3.1
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions, except per share amounts)
Revenues:
Manufacturing	$580.1	$423.5	$1,094.5	$756.3
Leasing	130.4	119.6	260.2	240.8

	710.5	543.1	1,354.7	997.1

Operating costs:
Cost of revenues:
Manufacturing	495.1	350.7	926.0	631.6
Leasing	65.1	65.9	134.5	134.5
Other	7.4	2.1	15.5	6.2

	567.6	418.7	1,076.0	772.3

Selling, engineering, and administrative expenses:
Manufacturing	33.4	34.4	67.4	65.9
Leasing	5.6	4.5	11.3	8.9
Other	8.5	6.6	19.1	19.1

	47.5	45.5	97.8	93.9

Total operating profit	95.4	78.9	180.9	130.9

Other (income) expense:
Interest income	(0.4)	(0.3)	(0.7)	(0.7)
Interest expense	43.8	45.3	88.3	91.0
Other, net	(0.6)	(0.9)	(1.1)	0.9

	42.8	44.1	86.5	91.2

Income before income taxes	52.6	34.8	94.4	39.7
Provision for income taxes	21.0	13.7	37.2	14.3

Net income	31.6	21.1	57.2	25.4
Net income attributable to noncontrolling interest	1.6	2.7	3.0	5.0

Net income attributable to Trinity Industries, Inc.	$30.0	$18.4	$54.2	$20.4

Net income attributable to Trinity Industries, Inc. per common share:
Basic	$0.37	$0.23	$0.68	$0.26
Diluted	$0.37	$0.23	$0.67	$0.26
Weighted average number of shares outstanding:
Basic	77.4	76.7	77.2	76.6
Diluted	77.7	76.9	77.5	76.7
Dividends declared per common share	$0.09	$0.08	$0.17	$0.16
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
	(unaudited)
	(in millions)
Assets
Cash and cash equivalents	$257.1	$354.0

Short-term marketable securities	42.0	158.0

Receivables, net of allowance	333.7	232.0

Income tax receivable	4.4	7.4

Inventories:
Raw materials and supplies	272.1	169.4
Work in process	109.1	83.3
Finished goods	92.5	78.6

	473.7	331.3
Property, plant, and equipment, at cost, including TRIP Holdings of $1,273.8 and $1,282.1	5,338.7	5,202.2
Less accumulated depreciation, including TRIP Holdings of $107.2 and $90.3	(1,152.3)	(1,090.2)

	4,186.4	4,112.0

Goodwill	203.6	197.6

Restricted cash, including TRIP Holdings of $44.7 and $46.0	205.3	207.1

Other assets	170.5	160.6

	$5,876.7	$5,760.0

Liabilities and Stockholders’ Equity
Accounts payable	$190.0	$132.8

Accrued liabilities	370.5	375.6

Debt:
Recourse, net of unamortized discount of $105.6 and $111.1	455.3	450.3
Non-recourse:
Parent and wholly-owned subsidiaries	1,468.0	1,453.5
TRIP Holdings	963.3	1,003.9

	2,886.6	2,907.7

Deferred income	32.4	33.6

Deferred income taxes	409.0	391.0

Other liabilities	93.2	73.6

	3,981.7	3,914.3
Stockholders’ equity:

Preferred stock — 1.5 shares authorized and unissued	—	—

Common stock — 200.0 shares authorized	81.7	81.7

Capital in excess of par value	620.9	606.1

Retained earnings	1,241.2	1,200.5

Accumulated other comprehensive loss	(109.1)	(95.5)

Treasury stock	(24.0)	(28.0)

	1,810.7	1,764.8

Noncontrolling interest	84.3	80.9

	1,895.0	1,845.7

	$5,876.7	$5,760.0

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended
	June 30,
	2011	2010
	(in millions)
Operating activities:
Net income	$57.2	$25.4
Adjustments to reconcile net income to net cash (required) provided by operating activities:
Depreciation and amortization	95.4	96.0
Stock-based compensation expense	9.4	7.0
Excess tax benefits from stock-based compensation	(0.3)	0.1
Provision for deferred income taxes	16.6	15.6
Gain on disposition of railcars from our lease fleet	(4.5)	(2.2)
Gain on disposition of property, plant, equipment, and other assets	(3.8)	(3.3)
Other	4.5	1.6
Changes in assets and liabilities:
(Increase) decrease in receivables	(99.2)	(75.7)
(Increase) decrease in income tax receivable	3.0	(1.2)
(Increase) decrease in inventories	(138.4)	(53.9)
(Increase) decrease in other assets	(16.9)	17.5
Increase (decrease) in accounts payable	57.2	39.5
Increase (decrease) in accrued liabilities	(3.4)	(48.2)
Increase (decrease) in other liabilities	17.0	(12.4)

Net cash (required) provided by operating activities	(6.2)	5.8

Investing activities:
Investment in short-term marketable securities	116.0	(155.0)
Proceeds from sales of railcars from our lease fleet	18.8	12.5
Proceeds from disposition of property, plant, equipment, and other assets	5.3	4.0
Capital expenditures — leasing	(155.5)	(103.0)
Capital expenditures — manufacturing and other	(24.6)	(15.3)
Acquisitions, net of cash acquired	(15.3)	(46.9)

Net cash required by investing activities	(55.3)	(303.7)

Financing activities:
Proceeds from issuance of common stock, net	1.6	1.1
Excess tax benefits from stock-based compensation	0.3	(0.1)
Payments to retire debt — assumed debt of Quixote	—	(40.0)
Payments to retire debt — other	(79.1)	(44.2)
Proceeds from issuance of long-term debt	52.7	—
(Increase) decrease in restricted cash	1.8	(7.7)
Dividends paid to common shareholders	(12.7)	(12.7)

Net cash required by financing activities	(35.4)	(103.6)

Net decrease in cash and cash equivalents	(96.9)	(401.5)
Cash and cash equivalents at beginning of period	354.0	611.8

Cash and cash equivalents at end of period	$257.1	$210.3

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(unaudited)

	Common Stock					Treasury Stock
					Accumulated
			Capital in		Other			Trinity		Total
			Excess	Retained	Comprehensive			Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	of Par Value	Earnings	Loss	Shares	Amount	Equity	Interest	Equity
					(in millions)
Balances at December 31, 2010	81.7	$81.7	$606.1	$1,200.5	$(95.5)	(1.9)	$(28.0)	$1,764.8	$80.9	$1,845.7
Net income	—	—	—	54.2	—	—	—	54.2	3.0	57.2
Other comprehensive income, net of tax:
Currency translation adjustments	—	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Change in unrealized loss on derivative financial instruments	—	—	—	—	2.0	—	—	2.0	0.4	2.4

Comprehensive net income								56.1	3.4	59.5
Cash dividends on common stock	—	—	—	(13.5)	—	—	—	(13.5)	—	(13.5)
Restricted shares issued, net	—	—	0.0	—	—	0.2	1.7	1.7	—	1.7
Stock options exercised	—	—	(0.7)	—	—	0.1	2.3	1.6	—	1.6
Reclassification of purchase of additional interest in TRIP Holdings	—	—	15.5	—	(15.5)	—	—	—	—	—

Balances at June 30, 2011	81.7	$81.7	$620.9	$1,241.2	$(109.1)	(1.6)	$(24.0)	$1,810.7	$84.3	$1,895.0

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
     The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and its subsidiaries (“Trinity”, “Company”, “we”, or “our”) including its majority-owned subsidiary, TRIP Rail Holdings LLC (“TRIP Holdings”). In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of June 30, 2011, and the results of operations for the three and six month periods ended June 30, 2011 and 2010, and cash flows for the six month periods ended June 30, 2011 and 2010, have been made in conformity with generally accepted accounting principles. Because of seasonal and other factors, the results of operations for the six month period ended June 30, 2011 may not be indicative of expected results of operations for the year ending December 31, 2011. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2010.
Stockholders’ Equity
     On December 9, 2010, the Company’s Board of Directors authorized a new $200 million share repurchase program, effective January 1, 2011. This program replaced the Company’s previous share repurchase program and expires December 31, 2012. No shares were repurchased under this program for the three and six months ended June 30, 2011.
     For the quarter ended June 30, 2011, an amount of $15.5 million was reclassified between capital in excess of par value and accumulated other comprehensive loss to properly reflect the additional amount of accumulated unrealized loss on derivative financial instruments attributable to the Company after the purchase of additional interests in TRIP Holdings.
Recent Accounting Pronouncements
     In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.
Note 2. Acquisitions and Divestitures
     Acquisition and divestiture activity, all in the Construction Products Group, for the three and six months ended June 30, 2011 is summarized as follows:

Three and six months ended June 30, 2011
(in millions)
Acquisitions:
Purchase price	$23.6
Net cash paid	$15.3
Goodwill recorded	$7.0

Divestitures:
Proceeds	$8.3
Gain recognized	$0.7
Goodwill charged off	$1.0

Note 3. Fair Value Accounting
     Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of June 30, 2011
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$155.4	$—	$—	$155.4
Short-term marketable securities	42.0	—	—	42.0
Restricted cash	205.3	—	—	205.3
Fuel derivative instruments (1)	—	0.4	—	0.4

Total assets	$402.7	$0.4	$—	$403.1

Liabilities:
Interest rate hedges (2)
Wholly-owned subsidiary	$—	$45.7	$—	$45.7
TRIP Holdings	—	47.0	—	47.0

Total liabilities	$—	$92.7	$—	$92.7

	Fair Value Measurement as of December 31, 2010
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$286.0	$—	$—	$286.0
Short-term marketable securities	158.0	—	—	158.0
Restricted cash	207.1	—	—	207.1
Fuel derivative instruments (1)	—	0.1	—	0.1

Total assets	$651.1	$0.1	$—	$651.2

Liabilities:
Interest rate hedges (2)
Wholly-owned subsidiary	$—	$45.7	$—	$45.7
TRIP Holdings	—	48.3	—	48.3

Total liabilities	$—	$94.0	$—	$94.0

(1)	Included in other assets on the consolidated balance sheet.

(2)	Included in accrued liabilities on the consolidated balance sheet.
     The carrying amounts and estimated fair values of our long-term debt were as follows:

	June 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
		(in millions)
Recourse:
Convertible subordinated notes	$450.0	$471.4	$450.0	$448.3
Less: unamortized discount	(105.6)		(111.1)

	344.4		338.9
Capital lease obligations	49.9	49.9	51.2	51.2
Term loan	56.1	57.4	57.4	54.2
Other	4.9	4.9	2.8	2.8

	455.3	583.6	450.3	556.5
Non-recourse:
2006 secured railcar equipment notes	275.5	290.3	283.2	302.8
Promissory notes	478.2	462.1	493.8	482.2
2009 secured railcar equipment notes	223.6	236.2	229.2	256.1
2010 secured railcar equipment notes	360.7	342.1	367.1	345.5
TILC warehouse facility	130.0	130.0	80.2	80.2
TRIP warehouse loan	963.3	956.4	1,003.9	994.0

	2,431.3	2,417.1	2,457.4	2,460.8

Total	$2,886.6	$3,000.7	$2,907.7	$3,017.3

     The estimated fair value of our convertible subordinated notes was based on a quoted market price as of June 30, 2011 and December 31, 2010, respectively. The estimated fair values of our 2006, 2009, and 2010 secured railcar equipment notes, promissory notes, TRIP warehouse loan, and term loan are based on our estimate of their fair value as of June 30, 2011 and December 31, 2010, respectively, determined by discounting their future cash flows at the current market interest rate. The carrying value of our Trinity Industries Leasing Company (“TILC”) warehouse facility approximates fair value because the interest rate adjusts to the market interest rate and there has been no change in the Company’s credit rating since the loan agreement was renewed in February 2011. The fair values of all other financial instruments are estimated to approximate carrying value.
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
     Level 2 — This level is defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s fuel derivative instruments, which are commodity options, are valued using energy and commodity market data. Interest rate hedges are valued at exit prices obtained from each counterparty. On July 6, 2011, interest rate hedges related to TRIP Holdings were terminated in connection with our refinancing of the TRIP Holdings-related debt. See Note 7 Derivative Instruments and Note 11 Debt.
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
     The financial information for these segments is shown in the tables below. We operate principally in North America.
Three Months Ended June 30, 2011

	Revenues			Operating
				Profit
	External	Intersegment	Total	(Loss)
		(in millions)
Rail Group	$197.3	$83.4	$280.7	$15.4
Construction Products Group	148.0	1.3	149.3	16.1
Inland Barge Group	117.8	—	117.8	19.1
Energy Equipment Group	115.1	2.4	117.5	1.2
Railcar Leasing and Management Services Group	130.4	—	130.4	59.7
All Other	1.9	12.4	14.3	(0.2)
Corporate	—	—	—	(8.4)
Eliminations — Lease subsidiary	—	(79.5)	(79.5)	(7.1)
Eliminations — Other	—	(20.0)	(20.0)	(0.4)

Consolidated Total	$710.5	$—	$710.5	$95.4

Three Months Ended June 30, 2010

	Revenues			Operating
				Profit
	External	Intersegment	Total	(Loss)
		(in millions)
Rail Group	$42.1	$70.8	$112.9	$(2.7)
Construction Products Group	165.7	5.2	170.9	17.7
Inland Barge Group	99.5	—	99.5	12.0
Energy Equipment Group	112.7	2.6	115.3	13.5
Railcar Leasing and Management Services Group	119.6	—	119.6	49.2
All Other	3.5	8.9	12.4	(2.1)
Corporate	—	—	—	(6.5)
Eliminations — Lease subsidiary	—	(65.9)	(65.9)	(1.9)
Eliminations — Other	—	(21.6)	(21.6)	(0.3)

Consolidated Total	$543.1	$—	$543.1	$78.9

Six Months Ended June 30, 2011

	Revenues			Operating
				Profit
	External	Intersegment	Total	(Loss)
		(in millions)
Rail Group	$328.3	$172.2	$500.5	$24.7
Construction Products Group	278.1	4.8	282.9	24.4
Inland Barge Group	255.7	—	255.7	40.8
Energy Equipment Group	228.3	7.9	236.2	11.7
Railcar Leasing and Management Services Group	260.2	—	260.2	114.4
All Other	4.1	23.3	27.4	(0.5)
Corporate	—	—	—	(19.1)
Eliminations — Lease subsidiary	—	(164.9)	(164.9)	(15.2)
Eliminations — Other	—	(43.3)	(43.3)	(0.3)

Consolidated Total	$1,354.7	$—	$1,354.7	$180.9

Six Months Ended June 30, 2010

	Revenues			Operating
				Profit
	External	Intersegment	Total	(Loss)
		(in millions)
Rail Group	$74.3	$112.2	$186.5	$(10.6)
Construction Products Group	277.3	12.0	289.3	20.4
Inland Barge Group	196.9	—	196.9	29.8
Energy Equipment Group	201.8	3.6	205.4	23.9
Railcar Leasing and Management Services Group	240.8	—	240.8	97.4
All Other	6.0	16.1	22.1	(4.7)
Corporate	—	—	—	(19.0)
Eliminations — Lease subsidiary	—	(103.9)	(103.9)	(5.5)
Eliminations — Other	—	(40.0)	(40.0)	(0.8)

Consolidated Total	$997.1	$—	$997.1	$130.9

Note 5. Railcar Leasing and Management Services Group
     The Railcar Leasing and Management Services Group provides fleet management, maintenance, and leasing services. Selected consolidating financial information for the Leasing Group is as follows:

	June 30, 2011
	Leasing Group
	Wholly-
	Owned Subsidiaries	TRIP Holdings	Manufacturing/ Corporate	Total
		(in millions, unaudited)
Cash, cash equivalents, and short-term marketable securities	$2.6	$—	$296.5	$299.1
Property, plant, and equipment, net	$3,078.9	$1,166.6	$482.2	$4,727.7
Net deferred profit on railcars sold to the Leasing Group	(348.9)	(192.4)	—	(541.3)

	$2,730.0	$974.2	$482.2	$4,186.4
Restricted cash	$160.6	$44.7	$—	$205.3
Debt:
Recourse	$106.0	$—	$454.9	$560.9
Less: unamortized discount	—	—	(105.6)	(105.6)

	106.0	—	349.3	455.3
Non-recourse	1,468.0	963.3	—	2,431.3

Total debt	$1,574.0	$963.3	$349.3	$2,886.6

	December 31, 2010
	Leasing Group
	Wholly-
	Owned Subsidiaries	TRIP Holdings	Manufacturing/ Corporate	Total
		(in millions)
Cash, cash equivalents, and short-term marketable securities	$3.8	$—	$508.2	$512.0
Property, plant, and equipment, net	$2,965.4	$1,191.8	$491.4	$4,648.6
Net deferred profit on railcars sold to the Leasing Group	(340.4)	(196.2)	—	(536.6)

	$2,625.0	$995.6	$491.4	$4,112.0
Restricted cash	$161.1	$46.0	$—	$207.1
Debt:
Recourse	$108.6	$—	$452.8	$561.4
Less: unamortized discount	—	—	(111.1)	(111.1)

	108.6	—	341.7	450.3
Non-recourse	1,453.5	1,003.9	—	2,457.4

Total debt	$1,562.1	$1,003.9	$341.7	$2,907.7
     See Note 6 Investment in TRIP Holdings and Note 11 Debt for a further discussion regarding the Company’s investment in TRIP Holdings and TRIP Holdings’ debt.

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percent	2011	2010	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Wholly owned subsidiaries:
Leasing and management	$92.9	$86.0	8.0%	$183.2	$170.1	7.7%
Sales of cars from the lease fleet	8.8	3.7	137.8	10.7	11.6	(7.8)

	101.7	89.7	13.4	193.9	181.7	6.7
TRIP Holdings:
Leasing and management	28.7	29.2	(1.7)	58.2	58.2	—
Sales of cars from the lease fleet	—	0.7	*	8.1	0.9	*

	28.7	29.9	(4.0)	66.3	59.1	12.2

Total revenues	$130.4	$119.6	9.0	$260.2	$240.8	8.1
Operating Profit:
Wholly owned subsidiaries:
Leasing and management	$39.5	$31.4		$76.0	$60.6
Sales of cars from the lease fleet	3.4	0.3		4.4	2.2

	42.9	31.7		80.4	62.8
TRIP Holdings:
Leasing and management	16.8	17.5		33.9	34.6
Sales of cars from the lease fleet	—	—		0.1	—

	16.8	17.5		34.0	34.6

Total operating profit	$59.7	$49.2		$114.4	$97.4
Operating profit margin:
Leasing and management	46.3%	42.4%		45.5%	41.7%
Sales of cars from the lease fleet	38.6	6.8		23.9	17.6
Total operating profit margin	45.8	41.1		44.0	40.4

*	not meaningful
     The Leasing Group’s interest expense is not a component of operating profit and includes the effects of hedges related to the Leasing Group’s debt. For the three and six months ended June 30, 2011, Leasing Group interest expense was $36.2 million and $72.9 million, including $10.8 million and $22.3 million of TRIP Holdings interest expense, respectively. Interest expense including the effects of hedges was $34.4 million and $69.2 million, including $11.8 million and $23.6 million of TRIP Holdings interest expense, respectively, for the same periods last year. Rent expense, which is a component of operating profit, was $12.2 million and $24.3 million for each of the three and six month periods ended June 30, 2011, and June 30, 2010, respectively.
     Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured predominantly by the Rail Group and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Leasing Group primarily enters into operating leases. Future contractual minimum rental revenues on leases are as follows:

	Remaining six months
	of 2011	2012	2013	2014	2015	Thereafter	Total
				(in millions)
Wholly-owned subsidiaries	$126.3	$215.0	$168.3	$121.3	$90.5	$197.6	$919.0
TRIP Holdings	51.9	86.3	55.5	35.6	29.7	70.8	329.8

	$178.2	$301.3	$223.8	$156.9	$120.2	$268.4	$1,248.8

     Debt. The Leasing Group’s debt at June 30, 2011 consists of both recourse and non-recourse debt. As of June 30, 2011, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of approximately $2,243.7 million that is pledged as collateral for Leasing Group debt held by those subsidiaries, including equipment with a net book value of $51.7 million securing capital lease obligations. On July 6, 2011, TRIP Holdings and its newly-formed subsidiary, TRIP Rail Master Funding LLC (“TRIP Master Funding”), issued $1,032.0 million in new debt and repaid all of the outstanding borrowings of the TRIP Warehouse Loan. See Note 6 Investment in TRIP Holdings for a description of TRIP Holdings and Note 11 Debt for the form, maturities, and descriptions of Leasing Group debt.
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

     These Leasing Group subsidiaries had total assets as of June 30, 2011 of $224.0 million, including cash of $91.3 million and railcars of $99.5 million. The right, title, and interest in each sublease, cash, and railcars are pledged to collateralize the lease obligations to the Trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiaries’ lease obligations. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties to be available to Trinity. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future contractual minimum rental revenues related to these leases due to the Leasing Group are as follows:

	Remaining six
	months of 2011	2012	2013	2014	2015	Thereafter	Total
			(in millions)
Future operating lease obligations of Trusts’ railcars	$21.2	$44.5	$45.7	$44.9	$43.2	$382.0	$581.5
Future contractual minimum rental revenues of Trusts’ railcars	$29.0	$47.3	$32.2	$18.6	$13.8	$28.5	$169.4
     Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to operating leases other than leases with the Trusts are as follows:

	Remaining six
	months of 2011	2012	2013	2014	2015	Thereafter	Total
			(in millions)
Future operating lease obligations	$2.7	$4.8	$4.5	$4.4	$4.4	$13.9	$34.7
Future contractual minimum rental revenues	$2.4	$4.3	$3.9	$3.4	$2.7	$7.0	$23.7
     Operating lease obligations totaling $32.2 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries. See Note 5 of the December 31, 2010 Consolidated Financial Statements filed on Form 10-K for a detailed explanation of these financing transactions.
Note 6. Investment in TRIP Holdings
     In 2007, the Company and other equity investors unrelated to the Company or its subsidiaries formed TRIP Holdings for the purpose of providing railcar leasing and management services in North America. The Company currently owns 57% of TRIP Holdings and there are three other unrelated equity investors. TRIP Holdings, through its wholly-owned subsidiary, TRIP Rail Leasing LLC (“TRIP Leasing”), purchased railcars from the Company’s Rail and Leasing Groups funded by capital contributions from TRIP Holdings’ equity investors and borrowings under the TRIP Warehouse Loan, defined as such in Note 11 Debt. The Company receives distributions from TRIP Holdings as an equity investor, when allowed, in proportion to its 57% equity interest and has an interest in the net assets of TRIP Holdings upon a liquidation event in the same proportion. The terms of the Company’s equity investment are identical to the terms of each of the other equity investors. Railcars purchased from the Company by TRIP Leasing were required to be purchased at prices comparable with the prices of all similar, new railcars sold contemporaneously by the Company and at prices based on third-party appraised values for used railcars. As of June 30, 2011, TRIP Leasing had purchased $1,284.7 million of railcars from the Company. Trinity has no remaining equity commitment to TRIP Holdings as of June 30, 2011 and has no obligation to guarantee performance under any TRIP-related debt agreements, guarantee any railcar residual values, shield any parties from losses, or guarantee minimum yields, other than as described further below in Note 6. The manager of TRIP Holdings, Trinity Industries Leasing Company, may be removed without cause as a result of a majority vote of the non-Company equity investors. On July 6, 2011, TRIP Holdings and its newly-formed subsidiary, TRIP Master Funding, issued $1,032.0 million in new debt which was used by TRIP Master Funding to purchase all of the railcar equipment owned by TRIP Leasing who, in turn, repaid all outstanding borrowings under the TRIP Warehouse Loan. See Note 11 Debt for a description of TRIP Holdings and its related debt.

     The Company’s carrying value of its investment in TRIP Holdings is as follows:

	June 30,	December 31,
	2011	2010
	(in millions)
Capital contributions	$47.3	$47.3
Equity purchased from investors	44.8	44.8

	92.1	92.1
Equity in earnings	11.5	7.5
Equity in unrealized gains (losses) on derivative financial instruments	(0.8)	(1.4)
Distributions	(7.0)	(7.0)
Deferred broker fees	(0.7)	(0.8)

	$95.1	$90.4

     Administrative fees paid to TILC by TRIP Holdings and TRIP Leasing for the three and six month periods ended June 30, 2011, and June 30, 2010, were $1.0 million and $1.9 million, respectively, for both years.
     In July 2011, Trinity entered into agreements with an equity investor of TRIP Holdings potentially requiring Trinity, under certain limited circumstances, to acquire from the equity investor an additional 16.3% equity ownership in TRIP Holdings if the option was exercised to its fullest extent. Under the agreement, if exercised, Trinity would be required to pay the equity investor an amount equal to 90% of the equity investor’s net investment in TRIP Holdings. Similarly, at its option, Trinity, under certain limited circumstances, may acquire all of the equity investor’s equity ownership in TRIP Holdings at an amount equal to 100% of the equity investor’s net investment in TRIP Holdings. The agreements expire in July 2014.
     See Note 6 of the December 31, 2010 Consolidated Financial Statements filed on Form 10-K for additional information.
Note 7. Derivative Instruments
     We use derivative instruments to mitigate the impact of changes in interest rates and pricing for zinc, natural gas, and diesel fuel, as well as to convert a portion of our variable-rate debt to fixed-rate debt. Additionally, we use derivative instruments to mitigate the impact of unfavorable fluctuations in foreign currency exchange rates. We also use derivatives to lock in fixed interest rates in anticipation of future debt issuances. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 Fair Value Accounting to the consolidated financial statements for discussion of how the Company valued its commodity hedges and interest rate swaps and options at June 30, 2011.
     Interest rate hedges

			Included in accompanying balance sheet
			at June 30, 2011
				AOCL —
		Interest		loss/	Noncontrolling
	Notional Amount	Rate[1]	Liability	(income)	Interest
		(in millions, except %)
Interest rate locks:
2005-2006	$200.0	4.87%	—	$(2.4)	—
2006-2007	$370.0	5.34%	—	$12.3	—

Interest rate swaps/options:
TRIP warehouse	$788.5	3.60%	$47.0	$25.3	$18.9
2008 debt issuance	$489.4	4.13%	$45.7	$43.9	—

[1]Weighted average fixed interest rate

	Effect on interest expense — increase/(decrease)
	Three Months Ended		Six Months Ended		Expected effect
	June 30,		June 30,		during next
	2011	2010	2011	2010	twelve months[2]
			(in millions)
Interest rate locks:
2005-2006	$(0.1)	$(0.1)	$(0.2)	$(0.2)	$(0.3)
2006-2007	$0.9	$0.9	$1.8	$1.9	$3.4

Interest rate swaps/options:
TILC warehouse	—	$0.0	—	$0.4	—
TRIP warehouse	$6.8	$7.3	$14.1	$14.8	$6.3
2008 debt issuance	$5.2	$5.5	$9.7	$10.7	$18.2

[2]	Based on fair value as of June 30, 2011
     During 2005 and 2006, we entered into interest rate swap transactions in anticipation of a future debt issuance. These instruments, with a notional amount of $200 million, fixed the interest rate on a portion of a future debt issuance associated with a railcar leasing transaction in 2006 and settled at maturity in the first quarter of 2006. These interest rate swaps were being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in accumulated other comprehensive loss (“AOCL”) through the date the related debt issuance closed in May 2006. The balance is being amortized over the term of the related debt. The effect on interest expense is due to amortization of the AOCL balance.
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
     Between 2007 and 2009, TRIP Holdings, as required by its warehouse loan agreement, entered into interest rate swap and option transactions, all of which qualify as cash flow hedges. The purpose of these transactions was to reduce the effect of changes in interest rates. On July 6, 2011, interest rate hedges related to TRIP Holdings were terminated in connection with our refinancing of the TRIP Holdings-related debt. Balances included in AOCL at the date the hedges were terminated will be amortized over the expected life of the new debt with $6.3 million of additional interest expense expected to be recognized during the next twelve months following June 30, 2011.
     See Note 11 Debt for a discussion of the related debt instruments.
     Other Derivatives

	Effect on operating income—increase/(decrease)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(in millions)
Fuel hedges[1]
Effect of mark to market valuation	$(0.3)	$(0.0)	$0.2	$(0.1)
Settlements	0.1	(0.0)	0.1	(0.0)

	$(0.2)	$(0.0)	$0.3	$(0.1)

Foreign exchange hedges[2]	$—	$0.3	$(0.6)	$(0.3)

[1]	Included in cost of revenues in the accompanying consolidated statement of operations

[2]	Included in other, net in the accompanying consolidated statement of operations

     Natural gas and diesel fuel
     We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet as of June 30, 2011 for these instruments was an asset of $0.4 million and $0.3 million of income in AOCL.
     Foreign exchange hedge
     During the six month period ended June 30, 2011 and the three and six month periods ended June 30, 2010, we entered into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. These instruments are short term with quarterly maturities and no remaining balance in AOCL as of June 30, 2011.
     Zinc
     We maintain a program to mitigate the impact of fluctuations in the price of zinc purchases. The intent of this program is to protect our operating profit from adverse price changes by entering into derivative instruments. The effect of these derivative instruments on the consolidated financial statements for the three and six months ended June 30, 2011 and 2010 were not significant.
Note 8. Property, Plant, and Equipment
     The following table summarizes the components of property, plant, and equipment as of June 30, 2011 and December 31, 2010.

	June 30,	December 31,
	2011	2010
		(as reported)
	(in millions)
Manufacturing/Corporate:
Land	$40.2	$40.9
Buildings and improvements	411.3	418.4
Machinery and other	716.1	699.7
Construction in progress	17.0	9.7

	1,184.6	1,168.7
Less accumulated depreciation	(702.4)	(677.3)

	482.2	491.4

Leasing:
Wholly-owned subsidiaries:
Machinery and other	9.0	38.2
Equipment on lease	3,412.6	3,249.8

	3,421.6	3,288.0
Less accumulated depreciation	(342.7)	(322.6)

	3,078.9	2,965.4

TRIP Holdings:
Equipment on lease	1,273.8	1,282.1
Less accumulated depreciation	(107.2)	(90.3)

	1,166.6	1,191.8

Net deferred profit on railcars sold to the Leasing Group
Sold to wholly-owned subsidiaries	(348.9)	(340.4)
Sold to TRIP Holdings	(192.4)	(196.2)

	$4,186.4	$4,112.0

Note 9. Goodwill
     Goodwill by segment is as follows:

	June 30,	December 31,
	2011	2010
		(as reported)
	(in millions)
Rail Group	$122.5	$122.5
Construction Products Group	68.4	62.4
Energy Equipment Group	10.9	10.9
Railcar Leasing and Management Services Group	1.8	1.8

	$203.6	$197.6

     The net increase in the Construction Products Group goodwill as of June 30, 2011 is due to 2011 acquisitions and divestitures.
Note 10. Warranties
     Depending on the product, the Company provides warranties against materials and manufacturing defects generally ranging from one to five years. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been filed by customers. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. The Company provides for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assesses the adequacy of the resulting reserves on a quarterly basis. The changes in the accruals for warranties for the three and six month periods ended June 30, 2011 and 2010 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(in millions)
Beginning balance	$12.7	$19.6	$13.2	$19.6
Warranty costs incurred	(1.4)	(1.3)	(2.7)	(2.2)
Warranty originations and revisions	0.9	1.3	2.5	2.9
Warranty expirations	(0.2)	(1.0)	(1.0)	(1.7)

Ending balance	$12.0	$18.6	$12.0	$18.6

Note 11. Debt
     The following table summarizes the components of debt as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
		(as reported)
	(in millions)
Manufacturing/Corporate — Recourse:
Revolving credit facility	$—	$—
Convertible subordinated notes	450.0	450.0
Less: unamortized discount	(105.6)	(111.1)

	344.4	338.9
Other	4.9	2.8

	349.3	341.7

Leasing — Recourse:
Capital lease obligations	49.9	51.2
Term loan	56.1	57.4

	455.3	450.3

Leasing — Non-recourse:
2006 secured railcar equipment notes	275.5	283.2
Promissory notes	478.2	493.8
2009 secured railcar equipment notes	223.6	229.2
2010 secured railcar equipment notes	360.7	367.1
TILC warehouse facility	130.0	80.2
TRIP warehouse loan	963.3	1,003.9

	2,431.3	2,457.4

Total debt	$2,886.6	$2,907.7

     We have a $425.0 million unsecured revolving credit facility which matures on October 19, 2012. As of June 30, 2011, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $83.6 million, leaving $341.4 million available for borrowing. Other than with respect to such letters of credit, there were no borrowings under our revolving credit facility as of June 30, 2011 or for the six month period then ended. Of the outstanding letters of credit as of June 30, 2011, $8.7 million are expected to expire in 2011 and the remainder in 2012. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew each year. Borrowings under the credit facility bear interest at prime or Libor plus 75.0 basis points. Trinity’s revolving credit facility requires maintenance of ratios related to interest coverage for the leasing and manufacturing operations, leverage, and minimum net worth. As of June 30, 2011, we were in compliance with all such covenants.
     The Company’s 3 7/8% convertible subordinated notes are recorded net of unamortized discount to reflect their underlying economics by capturing the value of the conversion option as borrowing costs. As of June 30, 2011 and December 31, 2010, capital in excess of par value included $92.8 million related to the estimated value of the Convertible Subordinated Notes’ conversion options. Debt discount recorded in the consolidated balance sheet is being amortized through June 1, 2018 to yield an effective annual interest rate of 8.42% based upon the estimated market interest rate for comparable non-convertible debt as of the issuance date of the Convertible Subordinated Notes. Total interest expense recognized on the Convertible Subordinated Notes for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(in millions)
Coupon rate interest	$4.3	$4.3	$8.7	$8.7
Amortized debt discount	2.8	2.6	5.5	5.1

	$7.1	$6.9	$14.2	$13.8

     At June 30, 2011, the Convertible Subordinated Notes were convertible at a price of $51.52 per share resulting in 8,734,472 issuable shares. As of June 30, 2011, if the Convertible Subordinated Notes had been converted, no shares would have been issued since the trading price of the Company’s common stock was below the conversion price of the Convertible Subordinated Notes. The Company has not entered into any derivatives transactions associated with these notes.
     The $475 million TILC warehouse loan facility, established to finance railcars owned by TILC, had $130.0 million outstanding and $345.0 million available as of June 30, 2011. The warehouse loan is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 2.20% at June 30, 2011. In February 2011, the warehouse loan facility was renewed for an additional two years and now matures in February 2013. Amounts outstanding at maturity, absent renewal, will be payable in three installments in August 2013, February 2014, and August 2014.
     In June 2007, TRIP Leasing entered into a $1.19 billion Warehouse Loan Agreement which contained a floating rate revolving facility (the “TRIP Warehouse Loan”) of which $963.3 million in borrowings were outstanding as of June 30, 2011. On July 6, 2011, TRIP Holdings issued $175.0 million in Senior Secured Notes (the “TRIP Holdings Senior Secured Notes”) and TRIP Master Funding, a Delaware limited liability company and limited purpose, wholly-owned subsidiary of TRIP Holdings, issued $857.0 million in Secured Railcar Equipment Notes (the “TRIP Master Funding Secured Railcar Equipment Notes”). A portion of the proceeds from the TRIP Holdings Senior Secured Notes and the TRIP Master Funding Secured Railcar Equipment Notes were used by TRIP Master Funding to purchase all of the railcar equipment owned by TRIP Leasing which, in turn, repaid the TRIP Warehouse Loan in full.
     The TRIP Holdings Senior Secured Notes have a stated final maturity date of July 6, 2014, bear interest at 8.00% payable quarterly with a yield to call interest rate of 12.00% for redemptions or other prepayments on or prior to January 15, 2013 and 15.00% for redemptions or other prepayments after such date. The TRIP Holdings Senior Secured Notes are secured, among other things, by a pledge of each equity investor’s ownership interest in TRIP Holdings and certain distributions made to TRIP Holdings from TRIP Master Funding and are non-recourse to Trinity, TILC, TRIP Master Funding, and the other equity investors in TRIP Holdings. Trinity purchased $112.0 million of the TRIP Holdings Senior Secured Notes.
     The TRIP Master Funding Secured Railcar Equipment Notes were issued pursuant to an Indenture, dated as of July 6, 2011 between TRIP Master Funding and Wilmington Trust Company, as indenture trustee, with a final maturity date in July 2041. The TRIP Master Funding Secured Railcar Equipment Notes consist of three classes with the Class A-1a notes bearing interest at 4.37%, the Class A-1b notes bearing interest at Libor plus 2.50%, and the Class A-2 notes bearing interest at 6.02%, all payable monthly. The TRIP Master Funding Secured Railcar Equipment Notes are non-recourse to

Trinity, TILC, and the other equity investors in TRIP Holdings and are secured by TRIP Master Funding’s portfolio of railcars and operating leases thereon, its cash reserves and all other assets owned by TRIP Master Funding.
     Terms and conditions of other debt, including recourse and non-recourse provisions, are described in Note 11 of the December 31, 2010 Consolidated Financial Statements filed on Form 10-K.
     The remaining principal payments under existing debt agreements as of June 30, 2011, after considering the effects of the TRIP Holdings-related debt refinancing are as follows:

	Remaining
	six months
	of 2011	2012	2013	2014	2015	Thereafter
			(in millions)
Recourse:
Manufacturing/Corporate	$0.6	$1.2	$1.2	$1.2	$0.2	$450.5
Leasing — capital lease obligations (Note 5).	1.3	2.8	2.9	3.1	3.3	36.5
Leasing — term loan (Note 5)	1.3	2.8	3.1	3.3	3.5	42.1

Non-recourse — leasing (Note 5):
2006 secured railcar equipment notes	6.5	13.5	15.1	16.9	18.6	204.9
Promissory notes	13.1	27.3	29.3	26.2	22.5	359.8
2009 secured railcar equipment notes	5.1	9.2	10.2	9.9	9.6	179.6
2010 secured railcar equipment notes	6.4	12.8	14.6	14.0	15.3	297.6
TILC warehouse facility	2.0	4.0	4.0	2.7	—	—
TRIP Holdings senior secured notes	—	—	—	175.0	—	—
TRIP Master Funding secured railcar equipment notes	17.0	41.0	41.1	40.2	35.9	681.8
Facility termination payments:
TILC warehouse facility	—	—	38.9	78.4	—	—

Total principal payments	$53.3	$114.6	$160.4	$370.9	$108.9	$2,252.8

Note 12. Other, Net
     Other, net (income) expense consists of the following items:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(in millions)
Foreign currency exchange transactions	$(0.2)	$(0.5)	$0.1	$(0.2)
Loss (gain) on equity investments	—	—	(0.5)	1.7
Other	(0.4)	(0.4)	(0.7)	(0.6)

Other, net	$(0.6)	$(0.9)	$(1.1)	$0.9

Loss on equity investments for the six months ended June 30, 2010 includes a $1.8 million loss on the write-down of the Company’s pre-acquisition investment in Quixote Corporation.
Note 13. Income Taxes
     The provision for income taxes results in effective tax rates different from the statutory rates. The following is a reconciliation between the statutory United States Federal income tax rate and the Company’s effective income tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	2.6	3.3	2.5	3.1
Tax settlements	0.0	(5.3)	0.0	0.6
Changes in tax reserves	0.8	2.1	1.0	(7.7)
Foreign tax adjustments	(0.6)	2.1	(0.6)	2.4
Other, net	2.1	2.2	1.5	2.6

Effective rate	39.9%	39.4%	39.4%	36.0%

     During the first six months ended June 30, 2010, we closed an audit of one of our Mexican subsidiaries’ 2002 tax year. The 2003 tax year of our Mexican subsidiaries is still under review and thus the statute of limitations remains open from 2003 forward.
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
     Generally, states’ statutes of limitations in the United States are open from 1998 forward because we filed amended tax returns to reflect previous IRS adjustments. We expect the 1998-2001 state statutes of limitations to close by the end of 2011.
     The change in unrecognized tax benefits for the six months ended June 30, 2011 and 2010 was as follows:

	Six Months Ended
	June 30,
	2011	2010
	(in millions)
Beginning balance	$36.8	$40.1
Additions for tax positions related to the current year	1.8	1.7
Additions for tax positions of prior years	14.5	5.8
Reductions for tax positions of prior years	—	(5.2)
Settlements	(0.7)	(1.1)
Expiration of statute of limitations	(0.1)	(0.4)

Ending balance	$52.3	$40.9

     Additions for tax positions related to the current year in the amounts of $1.8 million and $1.7 million recorded in the six months ended June 30, 2011 and 2010, respectively, were amounts provided for tax positions previously taken in foreign jurisdictions and tax positions taken for Federal and state income tax purposes as well as deferred tax liabilities that have been reclassified to uncertain tax positions.
     Additions for tax positions of prior years for the six months ended June 30, 2011 of $14.5 million are primarily due to Federal tax positions taken on prior year returns that have been proposed by the IRS but not previously reserved. These items are primarily timing differences and thus we would be allowed a future tax deduction. We have recorded a corresponding deferred tax asset for the future reduction of taxes related to these adjustments. The $5.8 million increase for the six months ended June 30, 2010 was due to Federal tax positions that were submitted to the IRS. We anticipate making a payment related to these positions once the proposed adjustment amounts have been finalized and the current examination cycle closes.
     Reductions for tax positions of prior years were primarily related to state taxes for the six months ended June 30, 2010. There were no reductions for the six months ended June 30, 2011. During the six months ended June 30, 2010, we received additional facts on certain state tax positions that led us to revise our measurement of certain state tax benefits previously recorded. This reduction in state positions was accompanied by a reduction in related deferred tax assets. Additionally, we completed several state audits for which the Company’s tax position was not challenged by the state and for which the positions are now effectively settled as well as a Federal tax position that we believed would be sustained upon audit and therefore was no longer at risk.
     Settlements during the six months ended June 30, 2011 related to an audit of a separate tax return of a subsidiary. Settlements during the six months ended June 30, 2010 related to a tax settlement of the 2002 Mexico tax return of one of our subsidiaries resulting in a payment of $2.1 million in taxes, penalties, and interest. The excess of the amount reserved over the settlement amount was $1.8 million, which was recorded as a benefit to income taxes during the six months ended June 30, 2010.
     The total amount of unrecognized tax benefits including interest and penalties at June 30, 2011 and 2010, that would affect the Company’s effective tax rate if recognized was $20.2 million and $17.7 million, respectively.

     Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of June 30, 2011 and December 31, 2010 was $13.0 million and $11.2 million, respectively. Income tax expense for the three and six months ended June 30, 2011, included an increase in income tax expense of $0.9 million and $1.8 million, respectively, in interest expense and penalties related to uncertain tax positions. Income tax expense for the three and six months ended June 30, 2010, included an increase in income tax expense of $1.2 million and a reduction in income tax expense $2.3 million, respectively, in interest expense and penalties related to uncertain tax positions.
Note 14. Employee Retirement Plans
     The following table summarizes the components of net retirement cost for the Company.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(in millions)
Service cost	$0.2	$0.3	$0.5	$0.5
Interest	4.9	4.9	9.8	9.8
Expected return on plan assets	(5.7)	(5.0)	(11.4)	(10.0)
Actuarial loss	0.5	0.6	1.0	1.2
Profit sharing	2.2	2.2	4.5	4.3

Net expense	$2.1	$3.0	$4.4	$5.8

     Trinity contributed $3.2 million and $8.8 million to the Company’s defined benefit pension plans for the three and six month periods ended June 30, 2011, respectively. Trinity contributed $3.4 million and $6.8 million to the Company’s defined benefit pension plans for the three and six month periods ended June 30, 2010, respectively. Total contributions to the Company’s pension plans in 2011 are expected to be approximately $14.8 million.
Note 15. Accumulated Other Comprehensive Loss
Comprehensive net income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(in millions)
Net income attributable to Trinity Industries, Inc.	$30.0	$18.4	$54.2	$20.4
Other comprehensive income (loss):
Change in currency translation adjustment, net of tax benefit of $0.0	(0.1)	—	(0.1)	—
Change in unrealized loss on derivative financial instruments, net of tax expense (benefit) of $(3.3), $(5.0), $0.8, and $(7.3)	(5.4)	(11.9)	2.0	(15.9)
Other changes, net of tax expense of $0.7	—	—	—	1.1

Comprehensive net income attributable to Trinity Industries, Inc.	$24.5	$6.5	$56.1	$5.6

The components of accumulated other comprehensive loss are as follows:

	June 30,	December 31,
	2011	2010
		(as reported)
	(in millions)
Currency translation adjustments, net of tax benefit of $(0.2)	$(17.2)	$(17.1)
Unrealized loss on derivative financial instruments, net of tax benefit of $(28.9) and $(21.4)	(49.8)	(36.3)
Funded status of pension liability, net of tax benefit of $(24.8)	(42.1)	(42.1)

	$(109.1)	$(95.5)

     See Note 7 Derivative Instruments for information on the reclassification of amounts in accumulated other comprehensive loss into earnings.
Note 16. Stock-Based Compensation
     Stock-based compensation totaled approximately $4.1 million and $9.4 million for the three and six months ended June 30, 2011, respectively. Stock-based compensation totaled approximately $3.5 million and $7.0 million for the three and six months ended June 30, 2010, respectively.

Note 17. Net Income Attributable to Trinity Industries, Inc. Per Common Share
     Basic net income attributable to Trinity Industries, Inc. per common share is computed by dividing net income attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted net income attributable to Trinity per common share includes the net impact of unvested restricted shares and shares that could be issued under outstanding stock options. Total weighted average restricted shares and antidilutive stock options were 3.0 million shares for the three and six month periods ended June 30, 2011, respectively. Total weighted average restricted shares and antidilutive stock options were 2.8 million shares and 2.7 million shares for the three and six month periods ended June 30, 2010, respectively.
     The computation of basic and diluted net income attributable to Trinity Industries, Inc. is as follows:

	Three Months Ended			Three Months Ended
	June 30, 2011			June 30, 2010
		(in millions, except per share amounts)
	Income	Average		Income	Average
	(Loss)	Shares	EPS	(Loss)	Shares	EPS
Net income attributable to Trinity Industries, Inc.	$30.0			$18.4
Unvested restricted share participation	(1.0)			(0.6)

Net income attributable to Trinity Industries, Inc. — basic	29.0	77.4	$0.37	17.8	76.7	$0.23

Effect of dilutive securities:
Stock options	—	0.3		—	0.2

Net income attributable to Trinity Industries, Inc. — diluted	$29.0	77.7	$0.37	$17.8	76.9	$0.23

	Six Months Ended			Six Months Ended
	June 30, 2011			June 30, 2010
		(in millions, except per share amounts)
	Income	Average		Income	Average
	(Loss)	Shares	EPS	(Loss)	Shares	EPS
Net income attributable to Trinity Industries, Inc.	$54.2			$20.4
Unvested restricted share participation	(1.9)			(0.7)

Net income attributable to Trinity Industries, Inc. — basic	52.3	77.2	$0.68	19.7	76.6	$0.26

Effect of dilutive securities:
Stock options	—	0.3		—	0.1

Net income attributable to Trinity Industries, Inc. — diluted	$52.3	77.5	$0.67	$19.7	76.7	$0.26

Note 18. Contingencies
      In June 2011, the Company received a letter from the Federal Railroad Administration (“FRA”) containing a railworthiness directive pertaining to a specific design of tank cars manufactured by the Company for use in transporting poison inhalation hazard materials. The Company has manufactured 948 railcars of this design. These tank cars are owned and managed by the Company’s wholly-owned, railcar leasing subsidiary. The FRA was notified of five tank cars with potential leaks around the manway nozzles. Pursuant to the directive, 100 recently manufactured tank cars were removed from service. An additional 62 randomly selected tank cars out of 848 manufactured since 2006, which have operated without incident, are being removed from service. These railcars will be tested in accordance with FRA-approved and witnessed testing procedures currently under development. At this time the outcome of this matter cannot be predicted and the amount of any potential costs and expenses incurred for compliance with the directive cannot be reasonably estimated.
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
     Trinity is subject to Federal, state, local, and foreign laws and regulations relating to the environment and the workplace. The Company has reserved $8.0 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. We believe that we are currently in substantial compliance with environmental and workplace laws and regulations.

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
Executive Summary
     The economic and financial crisis experienced by the United States economy since 2008 has impacted our businesses. New orders for railcars and barges dropped in 2009 as the transportation industry suffered a significant decline in the shipment of freight. The transportation industry experienced weakness throughout 2009, but showed signs of recovery in late 2010. New orders for railcars improved significantly in 2011 due to demand for the shipment of commodities, replacement of older railcars, and tax benefits from taking delivery of railcars in 2011 and 2012. Orders for structural wind towers have been slow since mid-2008 when energy development companies encountered tightened credit markets coupled with lower demand and prices for electricity and natural gas sales. The slowdown in the residential and commercial construction markets impacted our Construction Products Group as well. We continually assess our manufacturing capacity and take steps to align our production capacity with demand for our products. As a result of our assessment, we adapted to the rapid decline in market conditions by reducing our production footprint and staffing levels and causing certain facilities to be on non-operating status, but to the extent that demand increases, these facilities on non-operating status would be available for future operations. Due to recent improvements in demand, certain facilities have taken on additional production staff in late 2010 and early 2011.
     The Company’s revenues for the three and six month periods ended June 30, 2011 were $710.5 million and $1,354.7 million, respectively, representing an increase of $167.4 million and $357.6 million, respectively, or 30.8% and 35.9%, respectively, over the same periods in 2010. Operating profit for the three and six month periods ended June 30, 2011 totaled $95.4 million and $180.9 million, respectively, compared with $78.9 million and $130.9 million, respectively, for the same periods in 2010. The increase in revenues for the three and six month periods ended June 30, 2011 was principally due to higher shipment volumes in our Rail, Inland Barge and Energy Equipment Groups while our Leasing Group experienced increased revenue primarily due to higher utilization, higher rental revenues from lease fleet additions and higher rental rates. Operating profit grew for the three and six month periods ended June 30, 2011, when compared with the prior year, primarily from the higher shipment levels in our Rail and Inland Barge groups and from Leasing Group revenue growth combined with lower maintenance expenses. See the discussion below regarding the performance of each of our segments.
     Our backlog at June 30, 2011 compared with prior periods was approximately as follows:

	June 30, 2011	June 30, 2010
	(in millions)
Rail Group
External Customers	$1,948.6	$170.7
Leasing Group	296.8	130.2

Total	$2,245.4	$300.9
Inland Barge	$494.2	$348.1
Structural wind towers	$916.5	$1,100.0
     For the six months ended June 30, 2011, the Company received orders for approximately 26,630 railcars including a supply agreement with GATX Corporation to deliver 12,500 railcars over a five-year period, significantly increasing the Company’s Rail Group backlog. Approximately 30% of our railcar backlog is expected to be delivered in 2011 with the remainder to be delivered from 2012 through 2015. Slightly more than half of our backlog for barges is expected to be delivered in 2011. For multi-year barge orders, the deliveries for 2011 are included in the backlog at this time; deliveries beyond 2011 are not included in the backlog if specific production quantities for future years have not been determined.

Approximately 15% of our structural wind tower backlog is scheduled for delivery in 2011. The remainder of this backlog is contracted for delivery in future years.
     In February 2011, the $475 million TILC warehouse loan facility was renewed for an additional two years and now matures in February 2013. Amounts outstanding at maturity, absent renewal, will be payable in three installments in August 2013, February 2014, and August 2014.
     In the second quarter of 2011, our barge manufacturing facilities in Missouri incurred approximately $8.4 million in costs, net of estimated insurance recoveries, resulting from flood-related damages and lost productivity. Operating profit in the second quarter of 2011 also included insurance proceeds of $4.0 million related to claims arising from a flood at our barge manufacturing facilities in Tennessee which occurred in May 2010.
     On July 6, 2011, TRIP Rail Holdings LLC (“TRIP Holdings”) issued $175.0 million in Senior Secured Notes (the “TRIP Holdings Senior Secured Notes”) and TRIP Rail Master Funding LLC (“TRIP Master Funding”), a Delaware limited liability company and limited purpose, wholly-owned subsidiary of TRIP Holdings, issued $857.0 million in Secured Railcar Equipment Notes (the “TRIP Master Funding Secured Railcar Equipment Notes”). A portion of the proceeds from the TRIP Holdings Senior Secured Notes and the TRIP Master Funding Secured Railcar Equipment Notes were used by TRIP Master Funding to purchase all of the railcar equipment owned by TRIP Leasing which, in turn, repaid the TRIP Warehouse Loan in full.
     The TRIP Holdings Senior Secured Notes have a stated final maturity date of July 6, 2014, bear interest at 8.00% payable quarterly with a yield to call interest rate of 12.00% for redemptions or other prepayments on or prior to January 15, 2013 and 15.00% for redemptions or other prepayments after such date. The TRIP Holdings Senior Secured Notes are secured, among other things, by a pledge of each equity investor’s ownership interest in TRIP Holdings and certain distributions made to TRIP Holdings from TRIP Master Funding and are non-recourse to Trinity, TILC, TRIP Master Funding, and the other equity investors in TRIP Holdings. Trinity purchased $112.0 million of the TRIP Holdings Senior Secured Notes.
     The TRIP Master Funding Secured Railcar Equipment Notes were issued pursuant to an Indenture, dated as of July 6, 2011 between TRIP Master Funding and Wilmington Trust Company, as indenture trustee, with a final maturity date in July 2041. The TRIP Master Funding Secured Railcar Equipment Notes consist of three classes with the Class A-1a notes bearing interest at 4.37%, the Class A-1b notes bearing interest at Libor plus 2.50%, and the Class A-2 notes bearing interest at 6.02%, all payable monthly. The TRIP Master Funding Secured Railcar Equipment Notes are non-recourse to Trinity, TILC, and the other equity investors in TRIP Holdings and are secured by TRIP Master Funding’s portfolio of railcars and operating leases thereon, its cash reserves and all other assets owned by TRIP Master Funding. Also see Financing Activities.
     On December 9, 2010, the Company’s Board of Directors authorized a new $200 million share repurchase program, effective January 1, 2011. This program replaced the Company’s previous share repurchase program and expires December 31, 2012. No shares were repurchased under this program for the three and six months ended June 30, 2011.

Results of Operations
Overall Summary
     Revenues

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
			($ in millions)
Rail Group	$197.3	$83.4	$280.7	$42.1	$70.8	$112.9	148.6%
Construction Products Group	148.0	1.3	149.3	165.7	5.2	170.9	(12.6)
Inland Barge Group	117.8	—	117.8	99.5	—	99.5	18.4
Energy Equipment Group	115.1	2.4	117.5	112.7	2.6	115.3	1.9
Railcar Leasing and Management Services Group	130.4	—	130.4	119.6	—	119.6	9.0
All Other	1.9	12.4	14.3	3.5	8.9	12.4	15.3
Eliminations — lease subsidiary	—	(79.5)	(79.5)	—	(65.9)	(65.9)
Eliminations — other	—	(20.0)	(20.0)	—	(21.6)	(21.6)

Consolidated Total	$710.5	$—	$710.5	$543.1	$—	$543.1	30.8

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
			($ in millions)
Rail Group	$328.3	$172.2	$500.5	$74.3	$112.2	$186.5	168.4%
Construction Products Group	278.1	4.8	282.9	277.3	12.0	289.3	(2.2)
Inland Barge Group	255.7	—	255.7	196.9	—	196.9	29.9
Energy Equipment Group	228.3	7.9	236.2	201.8	3.6	205.4	15.0
Railcar Leasing and Management Services Group	260.2	—	260.2	240.8	—	240.8	8.1
All Other	4.1	23.3	27.4	6.0	16.1	22.1	24.0
Eliminations — lease subsidiary	—	(164.9)	(164.9)	—	(103.9)	(103.9)
Eliminations — other	—	(43.3)	(43.3)	—	(40.0)	(40.0)

Consolidated Total	$1,354.7	$—	$1,354.7	$997.1	$—	$997.1	35.9

     Operating Profit (Loss)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(in millions)
Rail Group	$15.4	$(2.7)	$24.7	$(10.6)
Construction Products Group	16.1	17.7	24.4	20.4
Inland Barge Group	19.1	12.0	40.8	29.8
Energy Equipment Group	1.2	13.5	11.7	23.9
Railcar Leasing and Management Services Group	59.7	49.2	114.4	97.4
All Other	(0.2)	(2.1)	(0.5)	(4.7)
Corporate	(8.4)	(6.5)	(19.1)	(19.0)
Eliminations — lease subsidiary	(7.1)	(1.9)	(15.2)	(5.5)
Eliminations — other	(0.4)	(0.3)	(0.3)	(0.8)

Consolidated Total	$95.4	$78.9	$180.9	$130.9

     Other Income and Expense. Interest expense, net of interest income, was $43.4 million and $87.6 million, respectively, for the three and six month periods ended June 30, 2011 compared to $45.0 million and $90.3 million, respectively, for the same periods last year. Interest income increased $0.1 million over the same three month period last year and was unchanged from the same six month period last year. The decrease in Other, net income for the three month period ended June 30, 2011 of $0.3 million was primarily due to lower foreign currency translation gains in 2011. The increase in Other, net income for the six month period ended June 30, 2011 of $2.0 million was primarily due to the $1.8 million write-down of the Company’s pre-acquisition investment in Quixote Corporation during the three months ended March 31, 2010 and higher gains on equity investments.

     Income Taxes. The following is a reconciliation between the statutory United States Federal income tax rate and the Company’s effective income tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	2.6	3.3	2.5	3.1
Tax settlements	0.0	(5.3)	0.0	0.6
Changes in tax reserves	0.8	2.1	1.0	(7.7)
Foreign tax adjustments	(0.6)	2.1	(0.6)	2.4
Other, net	2.1	2.2	1.5	2.6

Effective tax rate	39.9%	39.4%	39.4%	36.0%

Rail Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percent	2011	2010	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Rail	$234.8	$80.7	191.0%	$412.6	$126.1	227.2%
Components	45.9	32.2	42.5	87.9	60.4	45.5

Total revenues	$280.7	$112.9	148.6	$500.5	$186.5	168.4

Operating profit (loss)	$15.4	$(2.7)		$24.7	$(10.6)
Operating profit (loss) margin	5.5%	(2.4)%		4.9%	(5.7)%
     Railcar shipments increased 250% to approximately 3,115 railcars and 287% to approximately 5,355 railcars during the three and six month periods ended June 30, 2011 compared to approximately 890 railcar shipments and 1,385 railcar shipments during the same periods in 2010. As of June 30, 2011 and June 30, 2010, our Rail Group backlog was approximately as follows:

	As of June 30,
	2011	2010
	(in millions, except railcars)
External Customers	$1,948.6	$170.7
Leasing Group	296.8	130.2

Total	$2,245.4	$300.9

Number of railcars	27,240	3,990
     During the first six months of 2011, the Rail Group received orders for approximately 26,630 railcars including a supply agreement with GATX Corporation to deliver 12,500 railcars over a five-year period. Approximately 30% of our railcar backlog is expected to be delivered in 2011 with the remainder to be delivered from 2012 through 2015. The total amount of the backlog dedicated to the Leasing Group was supported by lease commitments with external customers.
     For the three and six month periods ended June 30, 2011, the operating profit for the Rail Group increased $18.1 million and $35.3 million, respectively, compared to the same periods last year. This increase was primarily due to significantly higher volume of railcars delivered during the period.
     In the three months ended June 30, 2011, railcar shipments included sales to the Leasing Group of $79.5 million compared to $65.9 million in the comparable period in 2010 with a deferred profit of $7.1 million compared to $1.9 million for the same period in 2010. In the six months ended June 30, 2011, railcar shipments included sales to the Leasing Group of $164.9 million compared to $103.9 million in the comparable period in 2010 with a deferred profit of $15.2 million compared to $5.5 million for the same period in 2010. Sales to the Leasing Group and related profits are included in the operating results of the Rail Group but are eliminated in consolidation.

Construction Products Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percent	2011	2010	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Concrete and Aggregates	$46.0	$76.3	(39.7)%	$95.6	$130.6	(26.8)%
Highway Products	97.5	93.2	4.6	177.2	156.2	13.4
Other	5.8	1.4	*	10.1	2.5	*

Total revenues	$149.3	$170.9	(12.6)	$282.9	$289.3	(2.2)

Operating profit	$16.1	$17.7		$24.4	$20.4
Operating profit margin	10.8%	10.4%		8.6%	7.1%

*	not meaningful
     The decrease in revenues for the three and six month periods ended June 30, 2011 compared to the same periods in 2010 was primarily attributable to lower revenues in our Concrete and Aggregates business resulting from the divestiture of our asphalt operations in August 2010 and our Central Texas Region ready mix concrete facilities in April 2011. The revenue decline was partially offset by higher volumes in our Highway Products business. Operating profit for the three and six months ended June 30, 2011 compared to the same period in 2010 changed as a result of higher Highway Products sales volumes being offset by reduced Concrete and Aggregates sales volumes.
Inland Barge Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percent	2011	2010	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues	$117.8	$99.5	18.4%	$255.7	$196.9	29.9%
Operating profit	$19.1	$12.0		$40.8	$29.8
Operating profit margin	16.2%	12.1%		16.0%	15.1%
     Revenues and operating profit increased for the three and six month periods ended June 30, 2011 compared to the same periods in the prior year due to higher volumes of tank barges and a change in the mix of tank barge types. These increases were partially offset by a decrease in hopper barge and hopper barge cover deliveries due to a flood at our Missouri manufacturing facilities. In the second quarter of 2011, our Missouri manufacturing facilities incurred approximately $8.4 million in costs, net of estimated insurance recoveries, resulting from flood-related damages and lost productivity. Operating profit in the second quarter of 2011 includes insurance proceeds of $4.0 million related to the Tennessee flood that occurred in May 2010. In the second quarter of 2010, our Tennessee manufacturing facility incurred approximately $3.4 million in costs, net of insurance advances, resulting from flood-related damages and lost productivity. As of June 30, 2011, the backlog for the Inland Barge Group was approximately $494.2 million compared to approximately $348.1 million as of June 30, 2010. Slightly more than half of our backlog for barges is expected to be delivered in 2011. For multi-year barge orders, the deliveries for 2011 are included in the backlog at this time; deliveries beyond 2011 are not included in the backlog if specific production quantities for future years have not been determined.
Energy Equipment Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percent	2011	2010	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Structural wind towers	$69.3	$78.0	(11.2)%	$135.8	$133.0	2.1%
Other	48.2	37.3	29.2	100.4	72.4	38.7

Total revenues	$117.5	$115.3	1.9	$236.2	$205.4	15.0
Operating profit	$1.2	$13.5		$11.7	$23.9
Operating profit margin	1.0%	11.7%		5.0%	11.6%
     Revenues for the three months ended June 30, 2011 were substantially unchanged when compared to the same period in 2010 as a decrease in shipments of structural wind towers was offset by an increase in shipments of tank containers and tank heads. Revenues for the six months ended June 30, 2011 increased when compared to the same period in 2010 due to higher shipments of both structural wind towers and tank containers and tank heads. Operating profit for the three and six month periods ended June 30, 2011 decreased when compared to the same periods in 2010 due to lower structural wind tower shipments for the three months ended June 30, 2011 and production inefficiencies and a change in the product mix of structural wind tower shipments. As of June 30, 2011, the backlog for structural wind towers was approximately $0.9 billion compared to approximately $1.1 billion as of June 30, 2010. Approximately 15% of our structural wind tower backlog is scheduled for delivery in 2011.The remainder of this backlog is contracted for delivery in future years.

Railcar Leasing and Management Services Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percent	2011	2010	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Wholly owned subsidiaries:
Leasing and management	$92.9	$86.0	8.0%	$183.2	$170.1	7.7%
Sales of cars from the lease fleet	8.8	3.7	137.8	10.7	11.6	(7.8)

	101.7	89.7	13.4	193.9	181.7	6.7
TRIP Holdings:
Leasing and management	28.7	29.2	(1.7)	58.2	58.2	—
Sales of cars from the lease fleet	—	0.7	*	8.1	0.9	*

	28.7	29.9	(4.0)	66.3	59.1	12.2

Total revenues	$130.4	$119.6	9.0	$260.2	$240.8	8.1
Operating Profit:
Wholly owned subsidiaries:
Leasing and management	$39.5	$31.4		$76.0	$60.6
Sales of cars from the lease fleet	3.4	0.3		4.4	2.2

	42.9	31.7		80.4	62.8
TRIP Holdings:
Leasing and management	16.8	17.5		33.9	34.6
Sales of cars from the lease fleet	—	—		0.1	—

	16.8	17.5		34.0	34.6

Total operating profit	$59.7	$49.2		$114.4	$97.4
Operating profit margin:
Leasing and management	46.3%	42.4%		45.5%	41.7%
Sales of cars from the lease fleet	38.6	6.8		23.9	17.6
Total operating profit margin	45.8	41.1		44.0	40.4
Fleet utilization:
Wholly owned subsidiaries	99.3%	98.7%		99.3%	98.7%
TRIP Holdings	99.9%	99.5%		99.9%	99.5%

*	not meaningful
     Total revenues increased for the three and six month periods ended June 30, 2011 compared to the same periods last year due to increased utilization, rental revenues related to additions to the lease fleet, higher rental rates, and total sales from the lease fleet.
     Operating profit for the three and six month periods ended June 30, 2011 increased compared to the same periods in 2010 due to increased utilization, rental revenues related to lease fleet additions, higher rental rates, lower maintenance expenses, and profit from lease fleet sales.
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
     Information regarding the Leasing Group’s lease fleet as of June 30, 2011 follows:

			Average remaining
	No. of cars	Average age	lease term
Wholly-owned subsidiaries	53,700	6.3	3.4
TRIP Holdings	14,605	3.8	3.4
All Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Percent	2011	2010	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues	$14.3	$12.4	15.3%	$27.4	$22.1	24.0%
Operating loss	$(0.2)	$(2.1)		$(0.5)	$(4.7)
     The increase in revenues for the three and six month periods ended June 30, 2011 over the same periods last year was primarily due to an increase in intersegment sales by our transportation company. Operating loss decreased for the three and six month periods ended June 30, 2011 over the same periods last year primarily due to higher intersegment transportation sales and higher gains on property dispositions.
Liquidity and Capital Resources
Cash Flows
     Operating Activities. Net cash required by operating activities for the six months ended June 30, 2011 was $6.2 million compared to $5.8 million of net cash provided by operating activities for the same period in 2010. Cash flow required by operating activities increased due to an overall increase in accounts receivable and inventories in 2011 compared with 2010 partially offset by higher operating profits in 2011.
     Accounts receivables at June 30, 2011 as compared to the accounts receivables balance at December 31, 2010 increased by $101.7 million or approximately 44% due primarily to higher receivables from the Rail, Energy Equipment and Construction Products groups. Raw materials inventory at June 30, 2011 increased by $102.7 million or approximately 61% since December 31, 2010 primarily attributable to higher levels in our Rail and Inland Barge groups required to meet production demands. Finished goods inventory at June 30, 2011 increased by $13.9 million or approximately 18% since December 31, 2010 primarily attributable to our Construction Products group reflecting higher levels of production. Accounts payable increased by $57.2 million from December 31, 2010 primarily due to higher production levels in the business groups mentioned. Accrued liabilities did not change significantly from December 31, 2010. We continually review reserves related to bad debt as well as the adequacy of lower of cost or market valuations related to accounts receivable and inventory.
     Investing Activities. Net cash required by investing activities for the six months ended June 30, 2011 was $55.3 million compared to $303.7 million of cash required by investing activities for the same period last year. Investments in short-term marketable securities decreased by $116.0 million during the six months ended June 30, 2011 compared with an increase of $155.0 million during the six months ended June 30, 2010. Capital expenditures for the six months ended June 30, 2011 were $180.1 million, of which $155.5 million were for additions to the lease fleet. This compares to $118.3 million of capital expenditures for the same period last year, of which $103.0 million were for additions to the lease fleet. Proceeds from the sale of property, plant, and equipment were $24.1 million for the six months ended June 30, 2011 composed primarily of railcar sales from the lease fleet totaling $18.8 million. This compares to $16.5 million for the same period in 2010 composed primarily of railcar sales from the lease fleet of $12.5 million.
     Financing Activities. Net cash required by financing activities during the six months ended June 30, 2011 was $35.4 million compared to $103.6 million of cash required by financing activities for the same period in 2010. During the six months ended June 30, 2011 and 2010 we retired $79.1 million and $84.2 million, respectively, in debt. We borrowed $52.7 million, principally from our TILC warehouse loan facility, during the six months ended June 30, 2011. We intend to use our cash and credit facilities to fund the operations, expansions, and growth initiatives of the Company.
     At June 30, 2011 and for the six month period then ended, there were no borrowings under our $425 million revolving credit facility that matures on October 19, 2012. Interest on the revolving credit facility is calculated at prime or Libor plus 75.0 basis points. After $83.6 million was considered for letters of credit, $341.4 million was available under the revolving credit facility as of June 30, 2011.
     The $475 million TILC warehouse loan facility, established to finance railcars owned by TILC, had $130.0 million outstanding and $345.0 million available as of June 30, 2011. The warehouse loan is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 2.20% at June 30, 2011. In February 2011, the warehouse loan facility was renewed for an additional two years and now matures in February 2013. Amounts outstanding at maturity, absent renewal, will be payable in three installments in August 2013, February 2014, and August 2014.
     On July 6, 2011, TRIP Holdings issued $175.0 million in TRIP Holdings Senior Secured Notes and TRIP Master Funding issued $857.0 million in TRIP Master Funding Secured Railcar Equipment Notes. A portion of the proceeds from the TRIP Holdings Senior Secured Notes and the TRIP Master Funding Secured Railcar Equipment Notes were used by TRIP Master Funding to purchase all of the railcar equipment owned by TRIP Leasing which, in turn, repaid the TRIP Warehouse Loan in full.
     The TRIP Holdings Senior Secured Notes have a stated final maturity date of July 6, 2014, bear interest at 8.00% payable quarterly with a yield to call interest rate of 12.00% for redemptions or other prepayments on or prior to January 15, 2013 and 15.00% for redemptions or other prepayments after such date. The TRIP Holdings Senior Secured Notes are secured, among other things, by a pledge of each equity investor’s ownership interest in TRIP Holdings and certain distributions made to TRIP Holdings from TRIP Master Funding and are non-recourse to Trinity, TILC, TRIP Master Funding, and the other equity investors in TRIP Holdings. Trinity purchased $112.0 million of the TRIP Holdings Senior Secured Notes.
     The TRIP Master Funding Secured Railcar Equipment Notes were issued pursuant to an Indenture, dated as of July 6, 2011 between TRIP Master Funding and Wilmington Trust Company, as indenture trustee, with a final maturity date in July 2041. The TRIP Master Funding Secured Railcar Equipment Notes consist of three classes with the Class A-1a notes bearing interest at 4.37%, the Class A-1b notes bearing interest at Libor plus 2.50%, and the Class A-2 notes bearing interest at 6.02%, all payable monthly. The TRIP Master Funding Secured Railcar Equipment Notes are non-recourse to Trinity, TILC, and the other equity investors in TRIP Holdings and are secured by TRIP Master Funding’s portfolio of railcars and operating leases thereon, its cash reserves and all other assets owned by TRIP Master Funding.
     On December 9, 2010, the Company’s Board of Directors authorized a new $200 million share repurchase program, effective January 1, 2011. This program replaced the Company’s previous share repurchase program and expires December 31, 2012. No shares were repurchased under this program for the three and six months ended June 30, 2011.
     The economic and financial crisis experienced by the United States economy since 2008 has impacted our businesses. New orders for railcars and barges dropped in 2009 as the transportation industry suffered a significant decline in the shipment of freight. The transportation industry experienced weakness throughout 2009, but showed signs of recovery in late 2010. New orders for railcars improved significantly in 2011 due to demand for the shipment of commodities, replacement of older railcars, and tax benefits from taking delivery of railcars in 2011 and 2012. Orders for structural wind towers have been slow since mid-2008 when energy development companies encountered tightened credit markets coupled with lower demand and prices for electricity and natural gas sales. The slowdown in the residential and commercial construction markets impacted our Construction Products Group as well. We continually assess our manufacturing capacity and take steps to align our production capacity with demand for our products. As a result of our assessment, we adapted to the rapid decline in market conditions by reducing our production footprint and staffing levels and causing certain facilities to be on non-operating status, but to the extent that demand increases, these facilities on non-operating status would be available for future operations. Due to recent improvements in demand, certain facilities have taken on additional production staff in late 2010 and early 2011.
Equity Investment
     See Note 6 of the Consolidated Financial Statements for information about the investment in TRIP Holdings.
Future Operating Requirements
     We expect to finance future operating requirements with cash flows from operations, and depending on market conditions, short-term and long-term debt, and equity. Debt instruments that the Company has utilized include its revolving credit facility, the TILC warehouse facility, senior notes, convertible subordinated notes, asset-backed securities, and sale/leaseback transactions. The Company has also issued equity at various times. As of June 30, 2011, the Company had $341.4 million available under its revolving credit facility and $345.0 million available under its TILC warehouse facility. Despite the volatile conditions in both the credit and stock markets, the Company believes it has access to adequate capital resources to fund operating requirements and is active in the credit markets.
Off Balance Sheet Arrangements
     See Note 5 of the Consolidated Financial Statements for information about off balance sheet arrangements.
Derivative Instruments
     We use derivative instruments to mitigate the impact of changes in interest rates and pricing for zinc, natural gas, and diesel fuel, as well as to convert a portion of our variable-rate debt to fixed-rate debt. Additionally, we use derivative instruments to mitigate the impact of unfavorable fluctuations in foreign currency exchange rates. We also use derivatives to lock in fixed interest rates in anticipation of future debt issuances. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 of the Consolidated Financial Statements for discussion of how the Company valued its commodity hedges and interest rate swaps and options at June 30, 2011.

     Interest rate hedges

			Included in accompanying balance sheet
				at June 30, 2011
				AOCL
		Interest		loss/	Noncontrolling
	Notional Amount	Rate[1]	Liability	(income)	Interest
			(in millions, except %)
Interest rate locks:
2005-2006	$200.0	4.87%	—	$(2.4)	—
2006-2007	$370.0	5.34%	—	$12.3	—

Interest rate swaps/options:
TRIP warehouse	$788.5	3.60%	$47.0	$25.3	$18.9
2008 debt issuance	$489.4	4.13%	$45.7	$43.9	—

[1]	Weighted average fixed interest rate

	Effect on interest expense — increase/(decrease)
	Three Months Ended		Six Months Ended		Expected effect
	June 30,		June 30,		during next
	2011	2010	2011	2010	twelve months[2]
			(in millions)
Interest rate locks:
2005-2006	$(0.1)	$(0.1)	$(0.2)	$(0.2)	$(0.3)
2006-2007	$0.9	$0.9	$1.8	$1.9	$3.4
Interest rate swaps/options:
TILC warehouse	—	$0.0	—	$0.4	—
TRIP warehouse	$6.8	$7.3	$14.1	$14.8	$6.3
2008 debt issuance	$5.2	$5.5	$9.7	$10.7	$18.2

[2]	Based on fair value as of June 30, 2011
     During 2005 and 2006, we entered into interest rate swap transactions in anticipation of a future debt issuance. These instruments, with a notional amount of $200 million, fixed the interest rate on a portion of a future debt issuance associated with a railcar leasing transaction in 2006 and settled at maturity in the first quarter of 2006. These interest rate swaps were being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in accumulated other comprehensive loss (“AOCL”) through the date the related debt issuance closed in May 2006. The balance is being amortized over the term of the related debt. The effect on interest expense is due to amortization of the AOCL balance.
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
     Between 2007 and 2009, TRIP Holdings, as required by its warehouse loan agreement, entered into interest rate swap and option transactions, all of which qualify as cash flow hedges. The purpose of these transactions was to reduce the effect of changes in interest rates. On July 6, 2011, interest rate hedges related to TRIP Holdings were terminated in connection with our refinancing of the TRIP Holdings-related debt. Balances included in AOCL at the date the hedges were terminated will be amortized over the expected life of the new debt with $6.3 million of additional interest expense expected to be recognized during the next twelve months following June 30, 2011.
     See Note 11 of the Consolidated Financial Statements for a discussion of the related debt instruments.

     Other Derivatives

	Effect on operating income — increase/(decrease)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(in millions)
Fuel hedges[1]
Effect of mark to market valuation	$(0.3)	$(0.0)	$0.2	$(0.1)
Settlements	0.1	(0.0)	0.1	(0.0)

	$(0.2)	$(0.0)	$0.3	$(0.1)

Foreign exchange hedges[2].	$—	$0.3	$(0.6)	$(0.3)

[1]	Included in cost of revenues in the accompanying consolidated statement of operations
[2]	Included in other, net in the accompanying consolidated statement of operations
     Natural gas and diesel fuel
     We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet as of June 30, 2011 for these instruments was an asset of $0.4 million and $0.3 million of income in AOCL.
     Foreign exchange hedge
     During the six month period ended June 30, 2011 and the three and six month periods ended June 30, 2010, we entered into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. These instruments are short term with quarterly maturities and no remaining balance in AOCL as of June 30, 2011.
     Zinc
     We maintain a program to mitigate the impact of fluctuations in the price of zinc purchases. The intent of this program is to protect our operating profit from adverse price changes by entering into derivative instruments. The effect of these derivative instruments on the consolidated financial statements for the three and six months ended June 30, 2011 and 2010 were not significant.
Contractual Obligation and Commercial Commitments
     As of June 30, 2011, other commercial commitments related to letters of credit increased slightly to $83.6 million from $79.9 million as of December 31, 2010. Refer to Note 11 of the Consolidated Financial Statements for changes to our outstanding debt and maturities. Other commercial commitments that relate to operating leases including sale/leaseback transactions were basically unchanged as of June 30, 2011.
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
Forward-Looking Statements
     This quarterly report on Form 10-Q (or statements otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission (“SEC”), news releases, conferences, World Wide Web postings or otherwise) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not historical facts are forward-looking statements and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performances, estimates, projections, goals, and forecasts. Trinity uses the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify these forward-looking statements. Potential factors, which could cause our actual results of operations to differ materially from those in the forward-looking statements include, among others:

•	market conditions and demand for our business products and services;

•	the cyclical nature of industries in which we compete;

•	variations in weather in areas where our construction products are sold, used, or installed;

•	naturally-occurring events and disasters causing disruption to our manufacturing, product deliveries, and production capacity, thereby giving rise to an increase in expenses, loss of revenue, and property losses;

•	the timing of introduction of new products;

•	the timing and delivery of customer orders or a breach of customer contracts;

•	the credit worthiness of customers and their access to capital;

•	product price changes;

•	changes in mix of products sold;

•	the extent of utilization of manufacturing capacity;

•	availability and costs of steel, component parts, supplies, and other raw materials;

•	competition and other competitive factors;

•	changing technologies;

•	surcharges and other fees added to fixed pricing agreements for steel, component parts, supplies and other raw materials;

•	interest rates and capital costs;

•	counter-party risks for financial instruments;

•	long-term funding of our operations;

•	taxes;

•	the stability of the governments and political and business conditions in certain foreign countries, particularly Mexico;

•	changes in import and export quotas and regulations;

•	business conditions in emerging economies;

•	costs and results of litigation; and

•	legal, regulatory, and environmental issues.
     Any forward-looking statement speaks only as of the date on which such statement is made. Trinity undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There has been no material change in our market risks since December 31, 2010 as set forth in Item 7A of our 2010 Form 10-K. Refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of debt-related activity and the impact of hedging activity for the three and six months ended June 30, 2011.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended June 30, 2011:

Maximum
Number (or
			Total	Approximate
			Number of	Dollar Value)
			Shares (or	of
			Units)	Shares (or
			Purchased	Units)
			as	that May Yet
Period			Part of	Be
		Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plans
	Purchased (1)	Share (1)	Programs (2)	or Programs (2)
April 1, 2011 through April 30, 2011	380	$36.60	—	$200,000,000
May 1, 2011 through May 31, 2011	206,883	$32.86	—	$200,000,000
June 1, 2011 through June 30, 2011	1,253	$30.83	—	$200,000,000

Total	208,516	$32.86	—	$200,000,000

(1)	These columns include the following transactions during the three months ended June 30, 2011: (i) the deemed surrender to the Company of 30,540 shares of Common Stock to pay the exercise price and satisfy tax withholding in connection with the exercise of employee stock options, (ii) the surrender to the Company of 177,011 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, and (iii) the purchase of 965 shares of common stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust.

(2)	On December 9, 2010, the Company’s Board of Directors authorized a new $200 million share repurchase program, effective January 1, 2011. This program replaced the Company’s previous share repurchase program and expires December 31, 2012. No shares were repurchased under this program for the three months ended June 30, 2011.
Item 3. Defaults Upon Senior Securities
     None.

Item 5. Other Information
     The Company, through a wholly owned subsidiary, owned or operated a total of fourteen (14) sand, gravel, and aggregate quarries in Texas, Arkansas, and Louisiana in the second quarter of 2011. On July 21, 2010, the United States Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Financial Reform Act”). Section 1503 of the Financial Reform Act requires that we disclose in our periodic reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 specific information about each of our quarries comprised of notices, violations, and orders made by the Federal Mine Safety and Health Administration (“MSHA”) pursuant to the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). The following table sets forth the reportable information required for our quarries that operated in the second quarter of 2011.

									Pending
			Total no. of		Total no.				legal action
	Total no. of		unwarrantable		of	Total dollar		Received	before the
	significant		compliance	Total no.	imminent	value of		written	Federal
	and		failure	of flagrant	danger	proposed	Total no.	notice	Mine Safety
	substantial	Total no.	citations and	violations	orders	assessments	of	under	and Health
	violations	of orders	orders under	under	under	from	mining	Mine Act	Review
Quarry Site	under Mine	under	Mine Act	Mine Act	Mine Act	MSHA ( in	related	§104(e)	Commission
(MSHA ID)	Act §104	Mine Act §104(b)	§104(d)	§110(b)(2)	§107(a)	thousands)	fatalities	(yes/no)?	(yes/no)?
Rye	0	0	0	0	0	$0.000	0	No	No
(4102547)
Belton	0	0	0	0	0	$0.000	0	No	No
(4101043)
Malloy Bridge	0	0	0	0	0	$0.100(i)	0	No	No
(4102946)
Cottonwood	0	0	0	0	0	$0.000	0	No	No
(4104553)
Wills Point	0	0	0	0	0	$0.200(ii)	0	No	No
(4104113)
Waco-Angerman	0	0	0	0	0	$0.000	0	No	No
(4103492)
Indian Village	0	0	0	0	0	$0.000	0	No	No
(1600348)
Alvord	0	0	0	0	0	$0.100(iii)	0	No	No
(4103689)
Lockesburg	0	0	0	0	0	$0.000	0	No	No
(0301681)
Kopperl	1	0	0	0	0	$0.290(iv)	0	No	No
(4104450)
Wills Point II	0	0	0	0	0	$0.000	0	No	No
(4104071)
Beckett	0	0	0	0	0	$0.000	0	No	No
(4101849)
Paradise	0	0	0	0	0	$0.300(v)	0	No	No
(4103253)
Anacoco	0	0	0	0	0	$0.000	0	No	No
(1600543)

(i)     One non-significant/substantial citation.
(ii)    Two non-significant/substantial citations.
(iii)   One non-significant/substantial citations.
(iv)   One significant/substantial citations and one non-significant/substantial citations.
(v) Four non-significant/substantial citations.

Item 6. Exhibits

Exhibit Number	Description
3.1	Amended and Restated By-Laws of Trinity Industries, Inc., as amended May 2, 2011 (filed herewith).

10.1	Form of Performance Restricted Stock Unit Grant Agreement for grants issued commencing 2011 (filed herewith).

10.2	Note Purchase Agreement dated June 29, 2011, among Trinity Industries Leasing Company, TRIP Rail Holdings LLC, TRIP Rail Leasing LLC, and TRIP Rail Master Funding LLC, and Credit Suisse Securities (USA) LLC (filed herewith).

10.3	Purchase and Contribution Agreement dated July 6, 2011, among TRIP Rail Leasing LLC, Trinity Industries Leasing Company, and TRIP Rail Master Funding LLC (filed herewith).

10.4	Master Indenture dated July 6, 2011, among TRIP Rail Master Funding LLC and Wilmington Trust Company, as indenture trustee (filed herewith).

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer (filed herewith).

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed electronically herewith)*

101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By /s/ JAMES E. PERRY
Registrant
James E. Perry
Senior Vice President and Chief Financial Officer
July 27, 2011

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated By-Laws of Trinity Industries, Inc., as amended May 2, 2011 (filed herewith).

10.1	Form of Performance Restricted Stock Unit Grant Agreement for grants issued commencing 2011 (filed herewith).

10.2	Note Purchase Agreement dated June 29, 2011, among Trinity Industries Leasing Company, TRIP Rail Holdings LLC, TRIP Rail Leasing LLC, and TRIP Rail Master Funding LLC, and Credit Suisse Securities (USA) LLC (filed herewith).

10.3	Purchase and Contribution Agreement dated July 6, 2011, among TRIP Rail Leasing LLC, Trinity Industries Leasing Company, and TRIP Rail Master Funding LLC (filed herewith).

10.4	Master Indenture dated July 6, 2011, among TRIP Rail Master Funding LLC and Wilmington Trust Company, as indenture trustee (filed herewith).

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer (filed herewith).

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed electronically herewith)*

101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)*

*	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.