Form 10-Q
period 2011-09-30
TRINITY INDUSTRIES INC
filed 2011-10-26
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _______.
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
     Yes ☐ No ☑.
     At October 14, 2011 the number of shares of common stock outstanding was 80,134,838.

TRINITY INDUSTRIES, INC.
FORM 10-Q

	Caption	Page

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	2

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	36

Item 4.	Controls and Procedures	36

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults Upon Senior Securities	37

Item 5.	Other Information	38

Item 6.	Exhibits	39

SIGNATURES		40

CERTIFICATIONS
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(in millions, except per share amounts)
Revenues:
Manufacturing	$643.7	$417.9	$1,738.2	$1,174.2
Leasing	153.1	122.1	413.3	362.9

	796.8	540.0	2,151.5	1,537.1

Operating costs:
Cost of revenues:
Manufacturing	548.7	343.7	1,474.7	975.3
Leasing	82.7	63.8	217.2	198.3
Other	7.1	2.1	22.6	8.3

	638.5	409.6	1,714.5	1,181.9

Selling, engineering, and administrative expenses:
Manufacturing	35.8	33.7	103.2	99.6
Leasing	6.2	5.4	17.5	14.3
Other	11.5	9.6	30.6	28.7

	53.5	48.7	151.3	142.6

Gain on disposition of flood-damaged property, plant, and equipment	0.6	10.2	0.6	10.2

Total operating profit	105.4	91.9	286.3	222.8

Other (income) expense:
Interest income	(0.5)	(0.3)	(1.2)	(1.0)
Interest expense	47.9	45.3	136.2	136.3
Other, net	5.3	0.2	4.2	1.1

	52.7	45.2	139.2	136.4

Income before income taxes	52.7	46.7	147.1	86.4

Provision for income taxes	21.1	15.2	58.3	29.5

Net income	31.6	31.5	88.8	56.9

Net income (loss) attributable to noncontrolling interest	(0.3)	1.8	2.7	6.8

Net income attributable to Trinity Industries, Inc.	$31.9	$29.7	$86.1	$50.1

Net income attributable to Trinity Industries, Inc. per common share:
Basic	$0.40	$0.37	$1.07	$0.63
Diluted	$0.40	$0.37	$1.07	$0.63

Weighted average number of shares outstanding:
Basic	77.7	77.0	77.4	76.8
Diluted	77.9	77.1	77.7	76.9

Dividends declared per common share	$0.09	$0.08	$0.26	$0.24
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)
	(in millions)
Assets
Cash and cash equivalents	$272.8	$354.0

Short-term marketable securities	—	158.0

Receivables, net of allowance	317.3	232.0

Income tax receivable	—	7.4

Inventories:
Raw materials and supplies	314.2	169.4
Work in process	138.5	83.3
Finished goods	93.8	78.6

	546.5	331.3
Property, plant, and equipment, at cost, including TRIP Holdings of $1,273.5 and $1,282.1	5,422.7	5,202.2
Less accumulated depreciation, including TRIP Holdings of $115.6 and $90.3	(1,191.7)	(1,090.2)

	4,231.0	4,112.0

Goodwill	225.9	197.6

Restricted cash, including TRIP Holdings of $61.5 and $46.0	229.4	207.1

Other assets	192.2	160.6

	$6,015.1	$5,760.0

Liabilities and Stockholders’ Equity
Accounts payable	$212.9	$132.8

Accrued liabilities	363.4	375.6

Debt:
Recourse, net of unamortized discount of $102.7 and $111.1	456.3	450.3
Non-recourse:
Parent and wholly-owned subsidiaries	1,602.3	1,453.5
TRIP Holdings	913.3	1,003.9

	2,971.9	2,907.7

Deferred income	31.9	33.6

Deferred income taxes	423.2	391.0

Other liabilities	93.9	73.6

	4,097.2	3,914.3
Stockholders’ equity:

Preferred stock — 1.5 shares authorized and unissued	—	—

Common stock — 200.0 shares authorized	81.7	81.7

Capital in excess of par value	626.1	606.1

Retained earnings	1,265.8	1,200.5

Accumulated other comprehensive loss	(114.3)	(95.5)

Treasury stock	(24.7)	(28.0)

	1,834.6	1,764.8

Noncontrolling interest	83.3	80.9

	1,917.9	1,845.7

	$6,015.1	$5,760.0

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2011	2010
	(in millions)
Operating activities:
Net income	$88.8	$56.9
Adjustments to reconcile net income to net cash (required) provided by operating activities:
Depreciation and amortization	144.3	143.3
Stock-based compensation expense	16.3	11.3
Excess tax benefits from stock-based compensation	(0.3)	0.1
Provision for deferred income taxes	32.4	48.2
Gain on disposition of railcars from our lease fleet	(11.0)	(4.5)
Gain on disposition of property, plant, equipment, and other assets	(3.5)	(7.7)
Gain on disposition of flood-damaged property, plant, and equipment	(0.6)	(10.2)
Other	3.8	3.6
Changes in assets and liabilities:
(Increase) decrease in receivables	(79.3)	(81.8)
(Increase) decrease in income tax receivable	7.4	(11.0)
(Increase) decrease in inventories	(208.8)	(114.9)
(Increase) decrease in other assets	(37.7)	17.6
Increase (decrease) in accounts payable	78.6	58.1
Increase (decrease) in accrued liabilities	(25.6)	(40.1)
Increase (decrease) in other liabilities	15.9	(21.7)

Net cash provided by operating activities	20.7	47.2

Investing activities:
(Increase) decrease in short-term marketable securities	158.0	(150.0)
Proceeds from sales of railcars from our lease fleet	48.1	19.7
Proceeds from disposition of property, plant, equipment, and other assets	6.2	37.3
Proceeds from disposition of flood-damaged property, plant, and equipment	0.6	11.9
Capital expenditures — leasing	(236.0)	(173.2)
Capital expenditures — manufacturing and other	(38.8)	(21.8)
Capital expenditures — replacement of flood-damaged property, plant, and equipment	(13.3)	(9.7)
Acquisitions, net of cash acquired	(42.5)	(46.9)

Net cash required by investing activities	(117.7)	(332.7)

Financing activities:
Proceeds from issuance of common stock, net	1.8	1.2
Excess tax benefits from stock-based compensation	0.3	(0.1)
Payments to retire debt — assumed debt of Quixote	—	(40.0)
Payments to retire debt — other	(1,068.5)	(77.3)
Proceeds from issuance of long-term debt	1,124.5	—
(Increase) decrease in restricted cash	(22.3)	(11.3)
Purchase of additional interest in TRIP Holdings	—	(28.6)
Dividends paid to common shareholders	(20.0)	(19.0)

Net cash provided (required) by financing activities	15.8	(175.1)

Net decrease in cash and cash equivalents	(81.2)	(460.6)
Cash and cash equivalents at beginning of period	354.0	611.8

Cash and cash equivalents at end of period	$272.8	$151.2

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(unaudited)

	Common Stock					Treasury Stock
			Capital in		Accumulated Other			Trinity		Total
			Excess of	Retained	Comprehensive			Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Par Value	Earnings	Loss	Shares	Amount	Equity	Interest	Equity
					(in millions)
Balances at December 31, 2010	81.7	$81.7	$606.1	$1,200.5	$(95.5)	(1.9)	$(28.0)	$1,764.8	$80.9	$1,845.7
Net income	—	—	—	86.1	—	—	—	86.1	2.7	88.8
Other comprehensive income, net of tax:
Currency translation adjustments	—	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Change in unrealized loss on derivative financial instruments	—	—	—	—	(3.2)	—	—	(3.2)	(0.3)	(3.5)

Comprehensive net income								82.8	2.4	85.2
Cash dividends on common stock	—	—	—	(20.8)	—	—	—	(20.8)	—	(20.8)
Restricted shares issued, net	—	—	5.1	—	—	0.2	0.9	6.0	—	6.0
Stock options exercised	—	—	(0.6)	—	—	0.2	2.4	1.8	—	1.8
Reclassification of purchase of additional interest in TRIP Holdings	—	—	15.5	—	(15.5)	—	—	—	—	—

Balances at September 30, 2011	81.7	$81.7	$626.1	$1,265.8	$(114.3)	(1.5)	$(24.7)	$1,834.6	$83.3	$1,917.9

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
     The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and its subsidiaries (“Trinity”, “Company”, “we”, or “our”) including its majority-owned subsidiary, TRIP Rail Holdings LLC (“TRIP Holdings”). In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2011, and the results of operations for the three and nine month periods ended September 30, 2011 and 2010, and cash flows for the nine month periods ended September 30, 2011 and 2010, have been made in conformity with generally accepted accounting principles. Because of seasonal and other factors, the results of operations for the nine month period ended September 30, 2011 may not be indicative of expected results of operations for the year ending December 31, 2011. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2010.
Stockholders’ Equity
     On December 9, 2010, the Company’s Board of Directors authorized a new $200 million share repurchase program, effective January 1, 2011. This program replaced the Company’s previous share repurchase program and expires December 31, 2012. No shares were repurchased under this program during the nine months ended September 30, 2011.
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
Reclassifications
     Certain prior year balances have been reclassified in the Consolidated Statements of Operations to conform to the 2011 presentation.
Note 2. Acquisitions and Divestitures
     For the three and nine months ended September 30, 2011, all of our acquisition and divestiture activity was incurred by the Construction Products Group and is summarized as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
	(in millions)
Acquisitions:
Purchase price	$32.8	$56.4
Net cash paid	$27.2	$42.5
Goodwill recorded	$22.3	$29.3

Divestitures:
Proceeds	$—	$8.3
Gain recognized	$—	$0.7
Goodwill charged off	$—	$1.0

Note 3. Fair Value Accounting
     Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of September 30, 2011
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$162.0	$—	$—	$162.0
Restricted cash	229.4	—	—	229.4
Equity call agreement with TRIP Holdings equity investor (3)	—	—	0.7	0.7

Total assets	$391.4	$—	$0.7	$392.1

Liabilities:
Interest rate hedges (1)
Wholly-owned subsidiary	$—	$52.4	$—	$52.4
TRIP Holdings	—	4.7	—	4.7
Equity put agreement with TRIP Holdings equity investor (2)	—	—	3.1	3.1

Total liabilities	$—	$57.1	$3.1	$60.2

	Fair Value Measurement as of December 31, 2010
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$286.0	$—	$—	$286.0
Short-term marketable securities	158.0	—	—	158.0
Restricted cash	207.1	—	—	207.1
Fuel derivative instruments (3)	—	0.1	—	0.1

Total assets	$651.1	$0.1	$—	$651.2

Liabilities:
Interest rate hedges (1)
Wholly-owned subsidiary	$—	$45.7	$—	$45.7
TRIP Holdings	—	48.3	—	48.3

Total liabilities	$—	$94.0	$—	$94.0

(1)	Included in accrued liabilities on the consolidated balance sheet.

(2)	Included in other liabilities on the consolidated balance sheet.

(3)	Included in other assets on the consolidated balance sheet.
     The carrying amounts and estimated fair values of our long-term debt were as follows:

	September 30, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
		(in millions)
Recourse:
Convertible subordinated notes	$450.0	$416.3	$450.0	$448.3
Less: unamortized discount	(102.7)		(111.1)

	347.3		338.9
Capital lease obligations	49.2	49.2	51.2	51.2
Term loan	55.4	56.4	57.4	54.2
Other	4.4	4.4	2.8	2.8

	456.3	526.3	450.3	556.5
Non-recourse:
2006 secured railcar equipment notes	271.7	281.2	283.2	302.8
Promissory notes	471.5	456.4	493.8	482.2
2009 secured railcar equipment notes	220.9	231.9	229.2	256.1
2010 secured railcar equipment notes	357.5	335.8	367.1	345.5
TILC warehouse facility	280.7	280.7	80.2	80.2
TRIP Holdings senior secured notes	63.0	63.0	—	—
TRIP Master Funding secured railcar equipment notes	850.3	844.9	—	—
TRIP Holdings warehouse loan	—	—	1,003.9	994.0

	2,515.6	2,493.9	2,457.4	2,460.8

Total	$2,971.9	$3,020.2	$2,907.7	$3,017.3

     The estimated fair value of our convertible subordinated notes was based on a quoted market price as of September 30, 2011 and December 31, 2010, respectively. The estimated fair values of our 2006, 2009, and 2010 secured railcar equipment notes, promissory notes, TRIP Master Funding secured railcar equipment notes, TRIP Holdings warehouse loan, and term loan are based on our estimate of their fair value as of September 30, 2011 and December 31, 2010, respectively. These values were determined by discounting their future cash flows at the current market interest rate. The carrying value of our Trinity Industries Leasing Company (“TILC”) warehouse facility approximates fair value because the interest rate adjusts to the market interest rate and the Company’s credit rating has not changed since the loan agreement was renewed in February 2011. The fair values of all other financial instruments are estimated to approximate carrying value.
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
     Level 3 — This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The equity put and call agreements with the TRIP equity investor are valued based on cash flow projections and certain assumptions regarding the likelihood of exercising the option under the related agreement. See Note 6 Investment in TRIP Holdings.
Note 4. Segment Information
     The Company reports operating results in five principal business segments: (1) the Rail Group, which manufactures and sells railcars and related parts and components; (2) the Construction Products Group, which manufactures and sells highway products and concrete and aggregates; (3) the Inland Barge Group, which manufactures and sells barges and related products for inland waterway services; (4) the Energy Equipment Group, which manufactures and sells products for energy related businesses, including structural wind towers, tank containers and tank heads for pressure and non-pressure vessels, propane tanks and utility, traffic, and lighting structures; and (5) the Railcar Leasing and Management Services Group (“Leasing Group”), which provides fleet management, maintenance, and leasing services. The segment All Other includes our captive insurance and transportation companies; legal, environmental, and upkeep costs associated with non-operating facilities; other peripheral businesses; and the change in market valuation related to ineffective commodity hedges. Gains and losses from the sale of property, plant, and equipment which are related to manufacturing and dedicated to the specific manufacturing operations of a particular segment are recorded in the cost of revenues of that respective segment. Gains and losses from the sale of property, plant, and equipment which can be utilized by multiple segments are recorded in the cost of revenues of the All Other segment.
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
     The financial information for these segments is shown in the tables below. We operate principally in North America.

Three Months Ended September 30, 2011

	Revenues			Operating
				Profit
	External	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$227.7	$93.2	$320.9	$18.2
Construction Products Group	161.1	3.7	164.8	17.8
Inland Barge Group	143.2	—	143.2	26.0
Energy Equipment Group	107.3	4.3	111.6	(1.9)
Railcar Leasing and Management Services Group	153.1	—	153.1	64.2
All Other	4.4	13.6	18.0	(0.3)
Corporate	—	—	—	(11.5)
Eliminations — Lease subsidiary	—	(87.9)	(87.9)	(8.1)
Eliminations — Other	—	(26.9)	(26.9)	1.0

Consolidated Total	$796.8	$—	$796.8	$105.4

Three Months Ended September 30, 2010

	Revenues			Operating
				Profit
	External	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$57.3	$73.7	$131.0	$3.3
Construction Products Group	155.7	4.7	160.4	20.3
Inland Barge Group	98.9	—	98.9	22.4
Energy Equipment Group	103.0	3.6	106.6	6.0
Railcar Leasing and Management Services Group	122.1	—	122.1	52.9
All Other	3.0	9.4	12.4	(1.3)
Corporate	—	—	—	(9.6)
Eliminations — Lease subsidiary	—	(69.6)	(69.6)	(0.9)
Eliminations — Other	—	(21.8)	(21.8)	(1.2)

Consolidated Total	$540.0	$—	$540.0	$91.9

Nine Months Ended September 30, 2011

	Revenues			Operating
				Profit
	External	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$556.0	$265.4	$821.4	$42.9
Construction Products Group	439.2	8.5	447.7	42.2
Inland Barge Group	398.9	—	398.9	66.8
Energy Equipment Group	335.6	12.2	347.8	9.8
Railcar Leasing and Management Services Group	413.3	—	413.3	178.6
All Other	8.5	36.9	45.4	(0.8)
Corporate	—	—	—	(30.6)
Eliminations — Lease subsidiary	—	(252.8)	(252.8)	(23.3)
Eliminations — Other	—	(70.2)	(70.2)	0.7

Consolidated Total	$2,151.5	$—	$2,151.5	$286.3

Nine Months Ended September 30, 2010

	Revenues			Operating
				Profit
	External	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$131.6	$185.9	$317.5	$(7.3)
Construction Products Group	433.0	16.7	449.7	40.7
Inland Barge Group	295.8	—	295.8	52.2
Energy Equipment Group	304.8	7.2	312.0	29.9
Railcar Leasing and Management Services Group	362.9	—	362.9	150.3
All Other	9.0	25.5	34.5	(6.0)
Corporate	—	—	—	(28.6)
Eliminations — Lease subsidiary	—	(173.5)	(173.5)	(6.4)
Eliminations — Other	—	(61.8)	(61.8)	(2.0)

Consolidated Total	$1,537.1	$—	$1,537.1	$222.8

Note 5. Railcar Leasing and Management Services Group
     The Railcar Leasing and Management Services Group provides fleet management, maintenance, and leasing services. Selected consolidating financial information for the Leasing Group is as follows:

	September 30, 2011
	Leasing Group
	Wholly- Owned	TRIP	Manufacturing/
	Subsidiaries	Holdings	Corporate	Total
		(in millions, unaudited)
Cash, cash equivalents, and short-term marketable securities	$4.2	$—	$268.6	$272.8
Property, plant, and equipment, net	$3,104.5	$1,157.9	$510.8	$4,773.2
Net deferred profit on railcars sold to the Leasing Group	(351.5)	(190.7)	—	(542.2)

	$2,753.0	$967.2	$510.8	$4,231.0

Restricted cash	$167.9	$61.5	$—	$229.4

Debt:
Recourse	$104.6	$—	$454.4	$559.0
Less: unamortized discount	—	—	(102.7)	(102.7)

	104.6	—	351.7	456.3
Non-recourse	1,602.3	1,025.3	—	2,627.6
Less: non-recourse debt owned by Trinity	—	(112.0)	—	(112.0)

Total debt	$1,706.9	$913.3	$351.7	$2,971.9

	December 31, 2010
	Leasing Group
	Wholly- Owned	TRIP	Manufacturing/
	Subsidiaries	Holdings	Corporate	Total
		(in millions)
Cash, cash equivalents, and short-term marketable securities	$3.8	$—	$508.2	$512.0

Property, plant, and equipment, net	$2,965.4	$1,191.8	$491.4	$4,648.6
Net deferred profit on railcars sold to the Leasing Group	(340.4)	(196.2)	—	(536.6)

	$2,625.0	$995.6	$491.4	$4,112.0

Restricted cash	$161.1	$46.0	$—	$207.1

Debt:
Recourse	$108.6	$—	$452.8	$561.4
Less: unamortized discount	—	—	(111.1)	(111.1)

	108.6	—	341.7	450.3
Non-recourse	1,453.5	1,003.9	—	2,457.4

Total debt	$1,562.1	$1,003.9	$341.7	$2,907.7
     See Note 6 Investment in TRIP Holdings and Note 11 Debt for a further discussion regarding the Company’s investment in TRIP Holdings and TRIP Holdings’ debt.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percent	2011	2010	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Wholly owned subsidiaries:
Leasing and management	$94.6	$86.1	9.9%	$277.8	$256.2	8.4%
Sales of cars from the lease fleet	28.9	7.2	(1)	39.6	18.8	(1)

	123.5	93.3	32.4	317.4	275.0	15.4
TRIP Holdings:
Leasing and management	29.2	28.8	1.4	87.4	87.0	0.5
Sales of cars from the lease fleet	0.4	—	(1)	8.5	0.9	(1)

	29.6	28.8	2.8	95.9	87.9	9.1

Total revenues	$153.1	$122.1	25.4	$413.3	$362.9	13.9

Operating Profit:
Wholly owned subsidiaries:
Leasing and management	$40.3	$34.3		$116.3	$94.9
Sales of cars from the lease fleet	6.5	2.3		10.9	4.5

	46.8	36.6		127.2	99.4
TRIP Holdings:
Leasing and management	17.4	16.3		51.3	50.9
Sales of cars from the lease fleet	—	—		0.1	—

	17.4	16.3		51.4	50.9

Total operating profit	$64.2	$52.9		$178.6	$150.3

Operating profit margin:
Leasing and management	46.6%	44.0%		45.9%	42.5%
Sales of cars from the lease fleet	22.2	31.9		22.9	22.8
Total operating profit margin	41.9	43.3		43.2	41.4

Interest and rent expense(2):
Rent expense	$12.1	$12.2		$36.4	$36.5
Interest expense
Wholly-owned subsidiaries	$24.8	$21.6		$75.4	$67.2
TRIP Holdings:
External	15.3	11.7		37.6	35.3
Intercompany	3.2	—		3.2	—

	18.5	$11.7		40.8	$35.3

Total interest expense	$43.3	$33.3		$116.2	$102.5

(1) not meaningful

(2) Rent expense is a component of operating profit. Interest expense is not a component of operating profit and includes the effect of hedges. Intercompany interest expense arises from Trinity’s ownership of a portion of TRIP Holdings’ Senior Secured Notes and is eliminated in consolidation. See Note 11 Debt.
     Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured predominantly by the Rail Group and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Leasing Group primarily enters into operating leases. Future contractual minimum rental revenues on leases are as follows:

	Remaining three
	months
	of 2011	2012	2013	2014	2015	Thereafter	Total
			(in millions)
Wholly-owned subsidiaries	$66.5	$239.9	$191.8	$141.6	$108.9	$245.8	$994.5
TRIP Holdings	26.4	91.5	60.8	40.2	33.3	83.3	335.5

	$92.9	$331.4	$252.6	$181.8	$142.2	$329.1	$1,330.0

     Debt. The Leasing Group’s debt at September 30, 2011 consists of both recourse and non-recourse debt including debt owed by TRIP Holdings and its subsidiaries which is secured solely by the assets of TRIP Holdings. As of September 30, 2011, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of approximately $2,442.8 million that is pledged as collateral for Leasing Group debt held by those subsidiaries, including equipment with a net book value of $51.3 million securing capital lease obligations. In July 2011, TRIP Holdings and its newly-formed subsidiary, TRIP Rail Master Funding LLC (“TRIP Master Funding”), issued $1,032.0 million in new debt and repaid all of the outstanding borrowings of the TRIP Warehouse Loan. See Note 6 Investment in TRIP Holdings for a description of TRIP Holdings and Note 11 Debt for the form, maturities, and descriptions of Leasing Group debt.

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
     These Leasing Group subsidiaries had total assets as of September 30, 2011 of $222.9 million, including cash of $91.7 million and railcars of $98.3 million. The right, title, and interest in each sublease, cash, and railcars are pledged to collateralize the lease obligations to the Trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiaries’ lease obligations. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties to be available to Trinity. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future contractual minimum rental revenues related to these leases due to the Leasing Group are as follows:

	Remaining
	three months of 2011	2012	2013	2014	2015	Thereafter	Total
			(in millions)
Future operating lease obligations of Trusts’ railcars	$10.6	$44.5	$45.7	$44.9	$43.2	$382.0	$570.9
Future contractual minimum rental revenues of Trusts’ railcars	$15.2	$53.2	$37.5	$23.5	$17.7	$33.9	$181.0
     Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to operating leases other than leases with the Trusts are as follows:

	Remaining
	three months of 2011	2012	2013	2014	2015	Thereafter	Total
			(in millions)
Future operating lease obligations	$1.4	$5.6	$5.3	$5.2	$5.2	$16.1	$38.8
Future contractual minimum rental revenues	$1.4	$5.2	$4.2	$3.7	$2.8	$7.0	$24.3
     Operating lease obligations totaling $31.2 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries. See Note 5 of the December 31, 2010 Consolidated Financial Statements filed on Form 10-K for a detailed explanation of these financing transactions.
Note 6. Investment in TRIP Holdings
     In 2007, the Company and other third-party equity investors formed TRIP Holdings for the purpose of providing railcar leasing and management services in North America. TRIP Holdings, through its wholly-owned subsidiary, TRIP Rail Leasing LLC (“TRIP Leasing”), purchased railcars from the Company’s Rail and Leasing Groups funded by capital contributions from TRIP Holdings’ equity investors and borrowings under the TRIP Warehouse Loan, defined as such in Note 11 Debt. As of September 30, 2011, TRIP Leasing had purchased $1,284.7 million of railcars from the Company. Railcars purchased from the Company by TRIP Leasing were required to be purchased at prices comparable with the prices of all similar, new railcars sold contemporaneously by the Company and at prices based on third-party appraised values for used railcars.
     The Company currently owns 57% of TRIP Holdings with the remainder owned by three other third-party equity investors. The Company receives distributions from TRIP Holdings as an equity investor, when allowed, in proportion to its 57% equity interest and has an interest in the net assets of TRIP Holdings upon a liquidation event in the same proportion. The terms of the Company’s equity investment are identical to the terms of each of the other equity investors. Other than as described further below, Trinity has no remaining equity commitment to TRIP Holdings as of September 30, 2011 and has no obligation to guarantee performance under any TRIP-related debt agreements, guarantee any railcar residual values, shield any parties from losses, or guarantee minimum yields.
     The manager of TRIP Holdings, Trinity Industries Leasing Company, may be removed without cause as a result of a majority vote of the third-party equity investors.
     In July 2011, TRIP Holdings and its newly-formed subsidiary, TRIP Master Funding, issued $1,032.0 million in new debt which was used by TRIP Master Funding to purchase all of the railcar equipment owned by TRIP Leasing which, in turn, repaid all outstanding borrowings under the TRIP Warehouse Loan and settled all outstanding related interest rate hedges. See Note 11 Debt for a description of TRIP Holdings and its related debt.
     The Company’s carrying value of its investment in TRIP Holdings is as follows:

	September 30,	December 31,
	2011	2010
	(in millions)
Capital contributions	$47.3	$47.3
Equity purchased from investors	44.8	44.8

	92.1	92.1
Equity in earnings	11.2	7.5
Equity in unrealized losses on derivative financial instruments	(1.9)	(1.4)
Distributions	(7.0)	(7.0)
Deferred broker fees	(0.6)	(0.8)

	$93.8	$90.4

     Administrative fees paid to TILC by TRIP Holdings and subsidiaries for the three and nine month periods ended September 30, 2011, were $1.2 million and $3.1 million, respectively, and $0.9 million and $2.8 million, respectively, for the same periods last year.
     In July 2011, Trinity entered into agreements with an equity investor of TRIP Holdings potentially requiring Trinity, under certain limited circumstances, to acquire from the equity investor an additional 16.3% equity ownership in TRIP Holdings if the option was exercised to its fullest extent. Under the agreement, if exercised, Trinity would be required to pay the equity investor an amount equal to 90% of the equity investor’s net investment in TRIP Holdings. Similarly, at its option, Trinity, under certain limited circumstances, may acquire all of the equity investor’s equity ownership in TRIP Holdings at an amount equal to 100% of the equity investor’s net investment in TRIP Holdings. The agreements expire in July 2014. The fair value of these agreements was recorded in the accompanying consolidated statement of operations as an expense of $2.4 million for the three month period ended September 30, 2011. See Note 3 Fair Value Accounting and Note 12 Other, Net.
     See Note 6 of the December 31, 2010 Consolidated Financial Statements filed on Form 10-K for additional information.
Note 7. Derivative Instruments
     We use derivative instruments to mitigate the impact of changes in interest rates and pricing for zinc, natural gas, and diesel fuel, as well as to convert a portion of our variable-rate debt to fixed-rate debt. Additionally, we use derivative instruments to mitigate the impact of unfavorable fluctuations in foreign currency exchange rates. We also use derivatives to lock in fixed interest rates in anticipation of future debt issuances. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 Fair Value Accounting to the consolidated financial statements for discussion of how the Company valued its commodity hedges and interest rate swaps at September 30, 2011.
     Interest rate hedges

			Included in accompanying balance sheet
			at September 30, 2011
				AOCL —
	Notional	Interest		loss/	Noncontrolling
	Amount	Rate(1)	Liability	(income)	Interest
		(in millions, except %)
Interest rate locks:
2005-2006	$200.0	4.87%	—	$(2.4)	—
2006-2007	$370.0	5.34%	—	$11.4	—
TRIP Holdings(2)	$788.5	3.60%	—	$24.2	$18.2
Interest rate swaps:
TRIP Rail Master Funding secured railcar equipment notes	$92.3	2.62%	$4.7	$2.6	$2.0
2008 debt issuance	$482.1	4.13%	$52.4	$50.9	—

(1)	Weighted average fixed interest rate
(2)	Previously classified with interest rate swaps

	Effect on interest expense—increase/(decrease)
					Expected effect
					during next
	Three Months Ended		Nine Months Ended		twelve
	September 30,		September 30,		months(1)
	2011	2010	2011	2010
		(in millions)
Interest rate locks:
2005-2006	$(0.1)	$(0.1)	$(0.3)	$(0.3)	$(0.3)
2006-2007	$0.9	$0.9	$2.7	$2.8	$3.4
TRIP Holdings(2)	$1.8	$7.2	$15.9	$22.0	$6.0
Interest rate swaps:
TILC warehouse	—	$0.1	—	$0.5	—
TRIP Rail Master Funding secured railcar equipment notes	$0.5	$—	$0.5	$—	$1.8
2008 debt issuance	$4.6	$4.5	$14.3	$15.2	$17.6

(1)	Based on fair value as of September 30, 2011
(2)	Previously classified with interest rate swaps
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
     During 2008, we entered into interest rate swap transactions, with a notional amount of $200 million, which were being used to hedge our exposure to changes in the variable interest rate associated with our TILC warehouse facility. The effect on interest expense included the mark to market valuation on the interest rate swap transactions and monthly interest settlements. These interest rate hedges expired during the fourth quarter of 2010.
     In May 2008, we entered into an interest rate swap transaction that is being used to fix the Libor component of the debt issuance which closed in May 2008. The effect on interest expense results primarily from monthly interest settlements.
     Between 2007 and 2009, TRIP Holdings, as required by its warehouse loan agreement, entered into interest rate swap transactions, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $6.0 million of additional interest expense expected to be recognized during the next twelve months following September 30, 2011. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Rail Master Funding, entered into an interest rate swap transaction with a notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b secured railcar equipment notes.
     See Note 11 Debt for a discussion of the related debt instruments.
     Other Derivatives

	Effect on operating income — increase/(decrease)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(in millions)
Fuel hedges(1)
Effect of mark to market valuation	$(0.2)	$(0.0)	$0.0	$(0.1)
Settlements	0.2	(0.1)	0.3	(0.1)

	$—	$(0.1)	$0.3	$(0.2)
Foreign exchange hedges(2)	$0.6	$(0.3)	$0.0	$(0.6)

(1)	Included in cost of revenues in the accompanying consolidated statement of operations
(2)	Included in other, net in the accompanying consolidated statement of operations

     Natural gas and diesel fuel
     We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet as of September 30, 2011 for these instruments was not significant.
     Foreign exchange hedge
     During the nine month periods ended September 30, 2011 and 2010, we entered into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. These instruments are short term with quarterly maturities and no remaining balance in AOCL as of September 30, 2011.
     Zinc
     We maintain a program to mitigate the impact of fluctuations in the price of zinc purchases. The intent of this program is to protect our operating profit from adverse price changes by entering into derivative instruments. The effect of these derivative instruments on the consolidated financial statements for the three and nine months ended September 30, 2011 and 2010 was not significant.
Note 8. Property, Plant, and Equipment
     The following table summarizes the components of property, plant, and equipment as of September 30, 2011 and December 31, 2010.

	September 30,	December 31,
	2011	2010
		(as reported)
	(in millions)
Manufacturing/Corporate:
Land	$40.8	$40.9
Buildings and improvements	414.2	418.4
Machinery and other	750.3	699.7
Construction in progress	29.6	9.7

	1,234.9	1,168.7
Less accumulated depreciation	(724.1)	(677.3)

	510.8	491.4

Leasing:
Wholly-owned subsidiaries:
Machinery and other	9.2	38.2
Equipment on lease	3,447.3	3,249.8

	3,456.5	3,288.0
Less accumulated depreciation	(352.0)	(322.6)

	3,104.5	2,965.4

TRIP Holdings:
Equipment on lease	1,273.5	1,282.1
Less accumulated depreciation	(115.6)	(90.3)

	1,157.9	1,191.8

Net deferred profit on railcars sold to the Leasing Group
Sold to wholly-owned subsidiaries	(351.5)	(340.4)
Sold to TRIP Holdings	(190.7)	(196.2)

	$4,231.0	$4,112.0

Note 9. Goodwill
     Goodwill by segment is as follows:

	September 30,	December 31,
	2011	2010
		(as reported)
	(in millions)
Rail Group	$122.5	$122.5
Construction Products Group	90.7	62.4
Energy Equipment Group	10.9	10.9
Railcar Leasing and Management Services Group	1.8	1.8

	$225.9	$197.6

     The net increase in the Construction Products Group goodwill as of September 30, 2011 is due to 2011 acquisitions and divestitures.
Note 10. Warranties
     Depending on the product, the Company provides warranties against materials and manufacturing defects generally ranging from one to five years. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been filed by customers. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. The Company provides for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assesses the adequacy of the resulting reserves on a quarterly basis. The changes in the accruals for warranties for the three and nine month periods ended September 30, 2011 and 2010 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(in millions)
Beginning balance	$12.0	$18.6	$13.2	$19.6
Warranty costs incurred	(1.6)	(1.0)	(4.3)	(3.2)
Warranty originations and revisions	2.1	0.4	4.6	3.3
Warranty expirations	(0.9)	(0.5)	(1.9)	(2.2)

Ending balance	$11.6	$17.5	$11.6	$17.5

Note 11. Debt
     The following table summarizes the components of debt as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
		(as reported)
	(in millions)
Manufacturing/Corporate — Recourse:
Revolving credit facility	$—	$—
Convertible subordinated notes	450.0	450.0
Less: unamortized discount	(102.7)	(111.1)

	347.3	338.9
Other	4.4	2.8

	351.7	341.7

Leasing — Recourse:
Capital lease obligations	49.2	51.2
Term loan	55.4	57.4

	456.3	450.3

Leasing — Non-recourse:
2006 secured railcar equipment notes	271.7	283.2
Promissory notes	471.5	493.8
2009 secured railcar equipment notes	220.9	229.2
2010 secured railcar equipment notes	357.5	367.1
TILC warehouse facility	280.7	80.2
TRIP Holdings senior secured notes:
Total outstanding	175.0	—
Less: owned by Trinity	(112.0)	—

	63.0	—
TRIP Master Funding secured railcar equipment notes	850.3	—
TRIP warehouse loan	—	1,003.9

	2,515.6	2,457.4

Total debt	$2,971.9	$2,907.7

     We have a $425.0 million unsecured revolving credit facility which matures on October 19, 2012. As of September 30, 2011, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $82.6 million, leaving $342.4 million available for borrowing. Other than with respect to such letters of credit, there were no borrowings under our revolving credit facility as of September 30, 2011 or for the nine month period then ended. Of the outstanding letters of credit as of September 30, 2011, a total of $8.1 million is expected to expire in 2011 and the remainder in 2012. The majority of our letters of credit obligations supports the Company’s various insurance programs and generally renew each year. As of September 30, 2011, borrowings under the credit facility bear interest at Libor plus 75.0 basis points or prime. Trinity’s revolving credit facility requires maintenance of ratios related to interest coverage for the leasing and manufacturing operations, leverage, and minimum net worth. On October 20, 2011, we amended and extended this $425.0 million facility for an additional four years and it now matures on October 20, 2016. Borrowings under the amended credit facility bear interest at Libor plus 150.0 basis points or prime plus 50.0 basis points. Financial covenants are similar to existing covenants but no longer include a minimum net worth requirement. As of September 30, 2011, we were in compliance with all such financial covenants.
     The Company’s 3 7/8% convertible subordinated notes are recorded net of unamortized discount to reflect their underlying economics by capturing the value of the conversion option as borrowing costs. As of September 30, 2011 and December 31, 2010, capital in excess of par value included $92.8 million related to the estimated value of the Convertible Subordinated Notes’ conversion options. Debt discount recorded in the consolidated balance sheet is being amortized through June 1, 2018 to yield an effective annual interest rate of 8.42% based upon the estimated market interest rate for comparable non-convertible debt as of the issuance date of the Convertible Subordinated Notes. Total interest expense recognized on the Convertible Subordinated Notes for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(in millions)
Coupon rate interest	$4.4	$4.4	$13.1	$13.1
Amortized debt discount	2.9	2.6	8.4	7.7

	$7.3	$7.0	$21.5	$20.8

     At September 30, 2011, the Convertible Subordinated Notes were convertible at a price of $51.47 per share resulting in 8,742,957 issuable shares. As of September 30, 2011, if the Convertible Subordinated Notes had been converted, no shares would have been issued since the trading price of the Company’s common stock was below the conversion price of the Convertible Subordinated Notes. The Company has not entered into any derivatives transactions associated with these notes.
     The $475 million TILC warehouse loan facility, established to finance railcars owned by TILC, had $280.7 million outstanding and $194.3 million available as of September 30, 2011. The warehouse loan is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 2.25% at September 30, 2011. In February 2011, the warehouse loan facility was renewed for an additional two years and now matures in February 2013. Amounts outstanding at maturity, absent renewal, will be payable in three installments in August 2013, February 2014, and August 2014.
     In June 2007, TRIP Leasing entered into a $1.19 billion Warehouse Loan Agreement which contained a floating rate revolving facility (the “TRIP Warehouse Loan”). In July 2011, TRIP Holdings issued $175.0 million in Senior Secured Notes (the “TRIP Holdings Senior Secured Notes”) and TRIP Master Funding, a Delaware limited liability company and limited purpose, wholly-owned subsidiary of TRIP Holdings, issued $857.0 million in Secured Railcar Equipment Notes (the “TRIP Master Funding Secured Railcar Equipment Notes”). The proceeds from the TRIP Holdings Senior Secured Notes and the TRIP Master Funding Secured Railcar Equipment Notes were primarily used by TRIP Master Funding to purchase all of the railcar equipment owned by TRIP Leasing which, in turn, repaid the TRIP Warehouse Loan in full.
     The TRIP Holdings Senior Secured Notes have a stated final maturity date of July 6, 2014 and bear interest at 8.00% payable quarterly with yield to call interest rates of 12.00% for redemptions or other prepayments on or prior to January 15, 2013 and 15.00% for redemptions or other prepayments after such date. The TRIP Holdings Senior Secured Notes are secured, among other things, by a pledge of each equity investor’s ownership interest in TRIP Holdings and certain distributions made to TRIP Holdings from TRIP Master Funding and are non-recourse to Trinity, TILC, TRIP Master Funding, and the other equity investors in TRIP Holdings. Trinity purchased $112.0 million of the TRIP Holdings Senior Secured Notes in July 2011.
     The TRIP Master Funding Secured Railcar Equipment Notes were issued pursuant to an Indenture, dated July 6, 2011 between TRIP Master Funding and Wilmington Trust Company, as indenture trustee, with a final maturity date in July 2041. The TRIP Master Funding Secured Railcar Equipment Notes consist of three classes with the Class A-1a notes bearing interest at 4.37%, the Class A-1b notes bearing interest at Libor plus 2.50%, and the Class A-2 notes bearing interest at 6.02%, all payable monthly. The TRIP Master Funding Secured Railcar Equipment Notes are non-recourse to Trinity, TILC, and the other equity investors in TRIP Holdings and are secured by TRIP Master Funding’s portfolio of railcars and operating leases thereon, its cash reserves and all other assets owned by TRIP Master Funding. As of September 30, 2011, there were $217.7 million, $123.0 million, and $509.6 million of Class A-1a, Class A-1b, and of Class A-2 notes outstanding, respectively.
     Terms and conditions of other debt, including recourse and non-recourse provisions, are described in Note 11 of the December 31, 2010 Consolidated Financial Statements filed on Form 10-K.

     The remaining principal payments under existing debt agreements as of September 30, 2011 are as follows:

	Remaining
	three
	months of
	2011	2012	2013	2014	2015	Thereafter
			(in millions)
Recourse:
Manufacturing/Corporate	$0.4	$1.2	$1.1	$1.1	$0.2	$450.4
Leasing — capital lease obligations (Note 5)	0.7	2.8	2.9	3.1	3.3	36.4
Leasing — term loan (Note 5)	0.7	2.8	3.0	3.3	3.5	42.1

Non-recourse — leasing (Note 5):
2006 secured railcar equipment notes	3.3	13.5	15.1	16.9	18.6	204.3
Promissory notes	6.4	26.8	29.1	25.9	22.4	360.9
2009 secured railcar equipment notes	2.5	9.2	10.2	9.9	9.6	179.5
2010 secured railcar equipment notes	3.1	12.8	14.6	14.0	15.3	297.7
TILC warehouse facility	2.0	8.1	8.1	5.4	—	—
TRIP Holdings senior secured notes
Total outstanding	—	—	—	175.0	—	—
Less: owned by Trinity	—	—	—	(112.0)	—	—

				63.0
TRIP Master Funding secured railcar equipment notes	10.3	41.0	41.1	40.2	35.9	681.8
Facility termination payments:
TILC warehouse facility	—	—	85.3	171.8	—	—

Total principal payments	$29.4	$118.2	$210.5	$354.6	$108.8	$2,253.1

Note 12. Other, Net
     Other, net (income) expense consists of the following items:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(in millions)
Foreign currency exchange transactions	$3.0	$0.3	$3.1	$0.1
Loss (gain) on equity investments	(0.1)	—	(0.6)	1.7
Other	2.4	(0.1)	1.7	(0.7)

Other, net	$5.3	$0.2	$4.2	$1.1

Loss on equity investments for the nine months ended September 30, 2010 includes a $1.8 million loss on the write-down of the Company’s pre-acquisition investment in Quixote Corporation. Other includes $2.4 million in expense from the recognition of certain equity repurchase agreements with an investor in TRIP Holdings at fair value. See Note 3 Fair Value Accounting and Note 6 Investment in TRIP Holdings.

Note 13. Income Taxes
     The provision for income taxes results in effective tax rates different from the statutory rates. The following is a reconciliation between the statutory United States Federal income tax rate and the Company’s effective income tax rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	3.2	1.2	2.8	2.1
Tax settlements	0.0	11.6	0.0	6.5
Changes in tax reserves	(0.9)	(16.9)	0.3	(12.7)
Foreign tax adjustments	2.1	(0.9)	0.3	0.4
Other, net	0.6	2.5	1.2	2.8

Effective rate	40.0%	32.5%	39.6%	34.1%

     We are currently under two separate Internal Revenue Service (“IRS”) examination cycles for the years ended 2004 through 2005 and 2006 through 2008. Our statute of limitations therefore remains open from the year ended December 31, 2004 and forward. Our 2004-2005 exam cycle is currently under administrative appeal for certain unresolved issues. We expect this cycle to be effectively settled during the first or second quarter of 2012. Additionally, the 2006-2008 cycle is still in the examination level and thus, we are unable to determine how long these periods will remain open.
     The 2003 tax year of one of our Mexican subsidiaries is still under review and thus its statute of limitations remains open. The 2004 and 2005 statute of limitations of all of our Mexican subsidiaries are closed and the 2006 and forward years remain open.
     During the third quarter ended September 30, 2011, we effectively settled an audit of one of our Swiss subsidiaries which covered the years 2006 through 2009. There was no impact to the income statement as a result of the settlement.
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
     The change in unrecognized tax benefits for the nine months ended September 30, 2011 and 2010 was as follows:

	Nine Months Ended
	September 30,
	2011	2010
	(in millions)
Beginning balance	$36.8	$40.1
Additions for tax positions related to the current year	2.9	2.6
Additions for tax positions of prior years	15.1	6.0
Reductions for tax positions of prior years	(0.1)	(5.3)
Settlements	(3.5)	(8.1)
Expiration of statute of limitations	(0.5)	(0.5)

Ending balance	$50.7	$34.8

     Additions for tax positions related to the current year in the amounts of $2.9 million and $2.6 million recorded in the nine months ended September 30, 2011 and 2010, respectively, were amounts provided for tax positions previously taken in foreign jurisdictions and tax positions taken for Federal and state income tax purposes as well as deferred tax liabilities that have been reclassified to uncertain tax positions.
     Additions for tax positions of prior years for the nine months ended September 30, 2011 and 2010 of $15.1 million and $6.0, million, respectively, are primarily due to Federal tax positions taken on prior year returns that have been proposed by the IRS but not previously reserved. These items are primarily timing differences and thus we would be allowed a future tax deduction. We have recorded a corresponding deferred tax asset for the future reduction of taxes related to these adjustments.

     Settlements during the nine months ended September 30, 2011 primarily relate to the audit of a Swiss subsidiary that resulted in the payment of $2.8 million of taxes and interest. Subsequent to the payment of the taxes, we applied for and received treaty relief from the Swiss tax authorities and received $1.8 million in tax refunds. The tax that was not refunded is creditable against future US income tax and thus is being carried as a deferred tax asset.
     The total amount of unrecognized tax benefits including interest and penalties at September 30, 2011 and 2010, that would affect the Company’s effective tax rate if recognized was $18.8 million and $14.9 million, respectively.
     Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of September 30, 2011 and December 31, 2010 was $12.8 million and $11.2 million, respectively. Income tax expense for the three and nine months ended September 30, 2011, included a decrease in income tax expense of $0.3 million and an increase of $1.5 million, respectively, in interest expense and penalties related to uncertain tax positions. Income tax expense for the three and nine months ended September 30, 2010, included a reduction in income tax expense of $3.2 million and $5.5 million, respectively, in interest expense and penalties related to uncertain tax positions.
Note 14. Employee Retirement Plans
     The following table summarizes the components of net retirement cost for the Company.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(in millions)
Service cost	$0.2	$0.2	$0.7	$0.7
Interest	4.9	4.4	14.7	14.2
Expected return on plan assets	(5.7)	(5.0)	(17.1)	(15.0)
Actuarial loss	0.4	0.4	1.4	1.6
Prior service cost	0.1	—	0.1	—
Profit sharing	1.9	2.0	6.4	6.3

Net expense	$1.8	$2.0	$6.2	$7.8

     Trinity contributed $2.9 million and $11.7 million to the Company’s defined benefit pension plans for the three and nine month periods ended September 30, 2011, respectively. Trinity contributed $3.4 million and $10.1 million to the Company’s defined benefit pension plans for the three and nine month periods ended September 30, 2010, respectively. Total contributions to the Company’s pension plans in 2011 are expected to be approximately $15.2 million.

Note 15. Accumulated Other Comprehensive Loss
Comprehensive net income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(in millions)
Net income attributable to Trinity Industries, Inc.	$31.9	$29.7	$86.1	$50.1
Other comprehensive income (loss):
Change in currency translation adjustment, net of tax benefit of $0.0	—	—	(0.1)	—
Change in unrealized loss on derivative financial instruments, net of tax benefit of $(2.8), $(4.3), $(2.0), and $(11.6)	(5.2)	(7.6)	(3.2)	(23.5)
Other changes, net of tax expense of $0.7	—	—	—	1.1

Comprehensive net income attributable to Trinity Industries, Inc.	$26.7	$22.1	$82.8	$27.7

The components of accumulated other comprehensive loss are as follows:

	September 30,	December 31,
	2011	2010
		(as reported)
	(in millions)
Currency translation adjustments, net of tax benefit of $(0.2)	$(17.2)	$(17.1)
Unrealized loss on derivative financial instruments, net of tax benefit of $(31.7) and $(21.4)	(55.0)	(36.3)
Funded status of pension liability, net of tax benefit of $(24.8)	(42.1)	(42.1)

	$(114.3)	$(95.5)

     See Note 7 Derivative Instruments for information on the reclassification of amounts in accumulated other comprehensive loss into earnings.
Note 16. Stock-Based Compensation
     Stock-based compensation totaled approximately $6.9 million and $16.3 million for the three and nine months ended September 30, 2011, respectively. Stock-based compensation totaled approximately $4.3 million and $11.3 million for the three and nine months ended September 30, 2010, respectively.

Note 17. Net Income Attributable to Trinity Industries, Inc. Per Common Share
     Basic net income attributable to Trinity Industries, Inc. per common share is computed by dividing net income attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted net income attributable to Trinity per common share includes the net impact of unvested restricted shares and shares that could be issued under outstanding stock options. Total weighted average restricted shares and antidilutive stock options were 2.9 million shares for the three and nine month periods ended September 30, 2011. Total weighted average restricted shares and antidilutive stock options were 2.8 million shares for the three and nine month periods ended September 30, 2010.
     The computation of basic and diluted net income attributable to Trinity Industries, Inc. is as follows:

	Three Months Ended			Three Months Ended
	September 30, 2011			September 30, 2010
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
Net income attributable to Trinity Industries, Inc.	$31.9			$29.7
Unvested restricted share participation	(1.0)			(1.0)

Net income attributable to Trinity Industries, Inc. — basic	30.9	77.7	$0.40	28.7	77.0	$0.37

Effect of dilutive securities:
Stock options	—	0.2		—	0.1

Net income attributable to Trinity Industries, Inc. — diluted	$30.9	77.9	$0.40	$28.7	77.1	$0.37

	Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
Net income attributable to Trinity Industries, Inc.	$86.1			$50.1
Unvested restricted share participation	(2.9)			(1.7)

Net income attributable to Trinity Industries, Inc. — basic	83.2	77.4	$1.07	48.4	76.8	$0.63

Effect of dilutive securities:
Stock options	—	0.3		—	0.1

Net income attributable to Trinity Industries, Inc. — diluted	$83.2	77.7	$1.07	$48.4	76.9	$0.63

Note 18. Contingencies
Railworthiness Directive
     As previously reported, in June 2011, the Company received a letter from the Federal Railroad Administration (“FRA”) containing a railworthiness directive pertaining to a specific design of tank cars manufactured by the Company for use in transporting poison inhalation hazard (“PIH”) materials. The Company has manufactured 948 railcars of this design. These tank cars are owned or managed by the Company’s wholly-owned, railcar leasing subsidiary. The FRA was notified of five tank cars with potential leaks around the manway nozzles. Pursuant to the directive, 100 recently manufactured tank cars were removed from service. An additional 67 randomly selected tank cars out of 848 manufactured since 2006, which have operated without incident, have been removed from service.
     In September 2011, the FRA issued an addendum to its June 2011 railworthiness directive, approving the Company’s voluntary recertification of all 948 tank cars used in PIH service. The recertification process is scheduled to be performed through September 2014 in conjunction with the normal 3 to 5 year, federally mandated inspection cycle for tank cars in PIH service. Maintenance costs associated with this recertification process are expensed as incurred in accordance with generally accepted accounting principles.
Other Matters
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
     Trinity is subject to Federal, state, local, and foreign laws and regulations relating to the environment and the workplace. The Company has reserved $7.7 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. We believe that we are currently in substantial compliance with environmental and workplace laws and regulations.

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
Executive Summary
     New orders for railcars improved significantly in 2011 due to demand for the shipment of commodities, replacement of older railcars, and tax benefits from taking delivery of railcars in 2011 and 2012. Orders for structural wind towers have been slow since mid-2008 when energy development companies encountered tightened credit markets coupled with lower demand and prices for electricity and natural gas sales. The slowdown in the residential and commercial construction markets impacted our Construction Products Group as well. We continually assess our manufacturing capacity and take steps to align our production capacity with demand for our products. As a result of our assessment, we adapted to the rapid decline in market conditions by reducing our production footprint and staffing levels and causing certain facilities to be on non-operating status, but to the extent that demand increases, these facilities on non-operating status would be available for future operations. Due to improvements in demand, certain facilities have taken on additional production staff in late 2010 and during 2011.
     The Company’s revenues for the three and nine month periods ended September 30, 2011 were $796.8 million and $2,151.5 million, respectively, representing an increase of $256.8 million and $614.4 million, respectively, or 47.6% and 40.0%, respectively, over the same periods in 2010. Operating profit for the three and nine month periods ended September 30, 2011 totaled $105.4 million and $286.3 million, respectively, compared with $91.9 million and $222.8 million, respectively, for the same periods in 2010. The increase in revenues for the three and nine month periods ended September 30, 2011 was principally due to higher shipment volumes in our Rail and Inland Barge Groups while our Leasing Group experienced increased revenue primarily due to higher utilization, higher rental revenues from lease fleet additions and higher rental rates. Operating profit grew for the three and nine month periods ended September 30, 2011, when compared with the prior year, primarily from the higher shipment levels in our Rail and Inland Barge groups and from Leasing Group revenue growth. See the discussion below regarding the performance of each of our segments.
     Our backlog at September 30, 2011 compared with prior period was approximately as follows:

	September 30,	September 30,
	2011	2010
	(in millions)
Rail Group
External Customers	$1,939.0	$250.8
Leasing Group	431.7	137.6

Total	$2,370.7	$388.4
Inland Barge	$564.4	$515.6
Structural wind towers	$929.5	$1,000.0
     For the nine months ended September 30, 2011, the Company received orders for approximately 30,880 railcars including a supply agreement with GATX Corporation to deliver 12,500 railcars over a five-year period, significantly increasing the Company’s Rail Group backlog. For multi-year barge orders, the deliveries for 2012 are included in the backlog at this time; deliveries beyond 2012 are not included in the backlog if specific production quantities for future years have not been determined.

     In February 2011, the $475 million TILC warehouse loan facility was renewed for an additional two years and now matures in February 2013. Amounts outstanding at maturity, absent renewal, will be payable in three installments in August 2013, February 2014, and August 2014.
     In the second quarter of 2011, our barge manufacturing facilities in Missouri incurred approximately $8.4 million in costs, net of estimated insurance recoveries, resulting from flood-related damages and lost productivity. Such costs were not significant for the quarter ended September 30, 2011. With respect to the flood at our Tennessee manufacturing facility in May 2010, operating profit for the three and nine month periods ended September 30, 2011 includes insurance proceeds of $2.5 million and $6.5 million, respectively, and a $0.6 million gain from the disposition of damaged property, plant, and equipment related to the flood.
     In July 2011, TRIP Rail Holdings LLC (“TRIP Holdings”) issued $175.0 million in Senior Secured Notes (the “TRIP Holdings Senior Secured Notes”) and TRIP Rail Master Funding LLC (“TRIP Master Funding”), a Delaware limited liability company and limited purpose, wholly-owned subsidiary of TRIP Holdings, issued $857.0 million in Secured Railcar Equipment Notes (the “TRIP Master Funding Secured Railcar Equipment Notes”). The proceeds from the TRIP Holdings Senior Secured Notes and the TRIP Master Funding Secured Railcar Equipment Notes were primarily used by TRIP Master Funding to purchase all of the railcar equipment owned by TRIP Rail Leasing LLC (“TRIP Leasing”) which, in turn, repaid the borrowings under its Warehouse Loan Agreement in full.
     The TRIP Holdings Senior Secured Notes have a stated final maturity date of July 6, 2014 and bear interest at 8.00% payable quarterly with yield to call interest rates of 12.00% for redemptions or other prepayments on or prior to January 15, 2013 and 15.00% for redemptions or other prepayments after such date. The TRIP Holdings Senior Secured Notes are secured, among other things, by a pledge of each equity investor’s ownership interest in TRIP Holdings and certain distributions made to TRIP Holdings from TRIP Master Funding and are non-recourse to Trinity, TILC, TRIP Master Funding, and the other equity investors in TRIP Holdings. Trinity purchased $112.0 million of the TRIP Holdings Senior Secured Notes in July 2011.
     The TRIP Master Funding Secured Railcar Equipment Notes were issued pursuant to an Indenture, dated July 6, 2011 between TRIP Master Funding and Wilmington Trust Company, as indenture trustee, with a final maturity date in July 2041. The TRIP Master Funding Secured Railcar Equipment Notes consist of three classes with the Class A-1a notes bearing interest at 4.37%, the Class A-1b notes bearing interest at Libor plus 2.50%, and the Class A-2 notes bearing interest at 6.02%, all payable monthly. The TRIP Master Funding Secured Railcar Equipment Notes are non-recourse to Trinity, TILC, and the other equity investors in TRIP Holdings and are secured by TRIP Master Funding’s portfolio of railcars and operating leases thereon, its cash reserves and all other assets owned by TRIP Master Funding. Also see Financing Activities.
     On October 20, 2011, we amended and extended our $425.0 million unsecured revolving credit facility for an additional four years. It now matures on October 20, 2016. Borrowings under the amended credit facility bear interest at Libor plus 150.0 basis points or prime plus 50.0 basis points. Financial covenants are similar to existing covenants but no longer include a minimum net worth requirement.
     On December 9, 2010, the Company’s Board of Directors authorized a new $200 million share repurchase program, effective January 1, 2011. This program replaced the Company’s previous share repurchase program and expires December 31, 2012. No shares were repurchased under this program during the nine months ended September 30, 2011.

Results of Operations
Overall Summary
     Revenues

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
			($ in millions)
Rail Group	$227.7	$93.2	$320.9	$57.3	$73.7	$131.0	145.0%
Construction Products Group	161.1	3.7	164.8	155.7	4.7	160.4	2.7
Inland Barge Group	143.2	—	143.2	98.9	—	98.9	44.8
Energy Equipment Group	107.3	4.3	111.6	103.0	3.6	106.6	4.7
Railcar Leasing and Management Services Group	153.1	—	153.1	122.1	—	122.1	25.4
All Other	4.4	13.6	18.0	3.0	9.4	12.4	45.2
Eliminations — lease subsidiary	—	(87.9)	(87.9)	—	(69.6)	(69.6)
Eliminations — other	—	(26.9)	(26.9)	—	(21.8)	(21.8)

Consolidated Total	$796.8	$—	$796.8	$540.0	$—	$540.0	47.6

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
			($ in millions)
Rail Group	$556.0	$265.4	$821.4	$131.6	$185.9	$317.5	158.7%
Construction Products Group	439.2	8.5	447.7	433.0	16.7	449.7	(0.4)
Inland Barge Group	398.9	—	398.9	295.8	—	295.8	34.9
Energy Equipment Group	335.6	12.2	347.8	304.8	7.2	312.0	11.5
Railcar Leasing and Management Services Group	413.3	—	413.3	362.9	—	362.9	13.9
All Other	8.5	36.9	45.4	9.0	25.5	34.5	31.6
Eliminations — lease subsidiary	—	(252.8)	(252.8)	—	(173.5)	(173.5)
Eliminations — other	—	(70.2)	(70.2)	—	(61.8)	(61.8)

Consolidated Total	$2,151.5	$—	$2,151.5	$1,537.1	$—	$1,537.1	40.0

     Operating Profit (Loss)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(in millions)
Rail Group	$18.2	$3.3	$42.9	$(7.3)
Construction Products Group	17.8	20.3	42.2	40.7
Inland Barge Group	26.0	22.4	66.8	52.2
Energy Equipment Group	(1.9)	6.0	9.8	29.9
Railcar Leasing and Management Services Group	64.2	52.9	178.6	150.3
All Other	(0.3)	(1.3)	(0.8)	(6.0)
Corporate	(11.5)	(9.6)	(30.6)	(28.6)
Eliminations — lease subsidiary	(8.1)	(0.9)	(23.3)	(6.4)
Eliminations — other	1.0	(1.2)	0.7	(2.0)

Consolidated Total	$105.4	$91.9	$286.3	$222.8

     Other Income and Expense. Interest expense, net of interest income, was $47.4 million and $135.0 million, respectively, for the three and nine month periods ended September 30, 2011 compared to $45.0 million and $135.3 million, respectively, for the same periods last year. Interest income was substantially unchanged from the same three and nine month period last year. The increase in Other, net expense for the three and nine month period ended September 30, 2011 of $5.1 million and $3.1 million, respectively, was primarily due to higher foreign currency translation losses in 2011 and additional expense of $2.4 million from the recognition of certain equity repurchase agreements with an investor in TRIP Holdings at fair value. The nine month period ended September 30, 2010 included a $1.8 million write-down of the Company’s pre-acquisition investment in Quixote Corporation.

     Income Taxes. The following is a reconciliation between the statutory United States Federal income tax rate and the Company’s effective income tax rate:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	3.2	1.2	2.8	2.1
Tax settlements	0.0	11.6	0.0	6.5
Changes in tax reserves	(0.9)	(16.9)	0.3	(12.7)
Foreign tax adjustments	2.1	(0.9)	0.3	0.4
Other, net	0.6	2.5	1.2	2.8

Effective rate	40.0%	32.5%	39.6%	34.1%

Rail Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percent	2011	2010	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Rail	$278.1	$97.6	184.9%	$690.7	$223.7	208.8%
Components	42.8	33.4	28.1	130.7	93.8	39.3

Total revenues	$320.9	$131.0	145.0	$821.4	$317.5	158.7

Operating profit (loss)	$18.2	$3.3		$42.9	$(7.3)
Operating profit (loss) margin	5.7%	2.5%		5.2%	(2.3)%
     Railcar shipments increased 216% to approximately 3,605 railcars and 255% to approximately 8,960 railcars during the three and nine month periods ended September 30, 2011 compared to approximately 1,140 railcar shipments and 2,525 railcar shipments during the same periods in 2010. As of September 30, 2011 and September 30, 2010, our Rail Group backlog was approximately as follows:

	As of September 30,
	2011	2010
	(in millions, except railcars)
External Customers	$1,939.0	$250.8
Leasing Group	431.7	137.6

Total	$2,370.7	$388.4

Number of railcars	27,885	4,860
     During the first nine months of 2011, the Rail Group received orders for approximately 30,880 railcars including a supply agreement with GATX Corporation to deliver 12,500 railcars over a five-year period. The total amount of the backlog dedicated to the Leasing Group was supported by lease commitments with external customers.
     For the three and nine month periods ended September 30, 2011, the operating profit for the Rail Group increased $14.9 million and $50.2 million, respectively, compared to the same periods last year. This increase was primarily due to significantly higher volume of railcars with higher sales prices delivered during the period.
     In the three months ended September 30, 2011, railcar shipments included sales to the Leasing Group of $87.9 million compared to $69.6 million in the comparable period in 2010 with a deferred profit of $8.1 million compared to $0.9 million for the same period in 2010. In the nine months ended September 30, 2011, railcar shipments included sales to the Leasing Group of $252.8 million compared to $173.5 million in the comparable period in 2010 with a deferred profit of $23.3 million compared to $6.4 million for the same period in 2010. Sales to the Leasing Group and related profits are included in the operating results of the Rail Group but are eliminated in consolidation.

Construction Products Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percent	2011	2010	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Concrete and Aggregates	$47.9	$70.3	(31.9)%	$143.5	$200.9	(28.6)%
Highway Products	107.2	87.0	23.2	284.4	243.2	16.9
Other	9.7	3.1	*	19.8	5.6	*

Total revenues	$164.8	$160.4	2.7	$447.7	$449.7	(0.4)

Operating profit	$17.8	$20.3		$42.2	$40.7
Operating profit margin	10.8%	12.7%		9.4%	9.1%

*not meaningful
     Revenues for the three and nine month periods ended September 30, 2011 compared to the same periods in 2010 were substantially unchanged as higher volumes in our Highway Products business were offset by lower revenues in our Concrete and Aggregates business resulting from the divestiture of our asphalt operations in August 2010 and our Central Texas Region ready mix concrete facilities in April 2011. Operating profit for the three and nine months ended September 30, 2011 compared to the same period in 2010 changed as a result of higher Highway Products sales volumes being offset by reduced Concrete and Aggregates sales volumes. Additionally, $3.8 million in gains were recognized during the quarter ended September 30, 2010 resulting from divestitures in our Concrete and Aggregates business.
Inland Barge Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percent	2011	2010	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues	$143.2	$98.9	44.8%	$398.9	$295.8	34.9%
Operating profit	$26.0	$22.4		$66.8	$52.2
Operating profit margin	18.2%	22.6%		16.7%	17.6%
     Revenues and operating profit increased for the three and nine month periods ended September 30, 2011 compared to the same periods in the prior year due to higher volumes of tank barges and a change in the mix of tank barge types. These increases in operating profit were affected by the impact, as described in the following table, of two separate flood events in May 2010 and May 2011 at our manufacturing facilities in Tennessee and Missouri, respectively.

	Impact to operating profit as a result of the floods Benefit/(Cost)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		($ in millions)
Tennessee flood — May 2010
Costs, net of insurance advances related to damages and lost productivity	$—	$(0.5)	$—	$(3.9)
Insurance proceeds	2.5	—	6.5	—
Gain on disposition of damaged property, plant, and equipment	0.6	10.2	0.6	10.2

	$3.1	$9.7	$7.1	$6.3
Missouri flood — May 2011
Costs, net of insurance advances related to damages and lost productivity	$—	$—	$(8.4)	$—

Combined net effect of both floods	$3.1	$9.7	$(1.3)	$6.3
     As of September 30, 2011, the backlog for the Inland Barge Group was approximately $564.4 million compared to approximately $515.6 million as of September 30, 2010. For multi-year barge orders, the deliveries for 2012 are included in the backlog at this time; deliveries beyond 2012 are not included in the backlog if specific production quantities for future years have not been determined.

Energy Equipment Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percent	2011	2010	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Structural wind towers	$52.7	$65.2	(19.2)%	$188.5	$198.2	(4.9)%
Other	58.9	41.4	42.3	159.3	113.8	40.0

Total revenues	$111.6	$106.6	4.7	$347.8	$312.0	11.5

Operating profit (loss)	$(1.9)	$6.0		$9.8	$29.9
Operating profit (loss) margin	(1.7)%	5.6%		2.8%	9.6%
     Revenues for the three and nine month periods ended September 30, 2011 increased when compared to the same periods in 2010 as a result of higher shipments of tank containers and tank heads offsetting lower structural wind tower shipments. Operating profit for the three and nine month periods ended September 30, 2011 decreased when compared to the same periods in 2010 due to competitive pricing pressures on certain structural wind towers and new product introduction manufacturing inefficiencies, primarily related to structural wind towers. As of September 30, 2011, the backlog for structural wind towers was approximately $0.9 billion compared to approximately $1.0 billion as of September 30, 2010.
Railcar Leasing and Management Services Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percent	2011	2010	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Wholly owned subsidiaries:
Leasing and management	$94.6	$86.1	9.9%	$277.8	$256.2	8.4%
Sales of cars from the lease fleet	28.9	7.2	*	39.6	18.8	*

	123.5	93.3	32.4	317.4	275.0	15.4
TRIP Holdings:
Leasing and management	29.2	28.8	1.4	87.4	87.0	0.5
Sales of cars from the lease fleet	0.4	—	*	8.5	0.9	*

	29.6	28.8	2.8	95.9	87.9	9.1

Total revenues	$153.1	$122.1	25.4	$413.3	$362.9	13.9

Operating Profit:
Wholly owned subsidiaries:
Leasing and management	$40.3	$34.3		$116.3	$94.9
Sales of cars from the lease fleet	6.5	2.3		10.9	4.5

	46.8	36.6		127.2	99.4
TRIP Holdings:
Leasing and management	17.4	16.3		51.3	50.9
Sales of cars from the lease fleet	—	—		0.1	—

	17.4	16.3		51.4	50.9

Total operating profit	$64.2	$52.9		$178.6	$150.3
Operating profit margin:
Leasing and management	46.6%	44.0%		45.9%	42.5%
Sales of cars from the lease fleet	22.2	31.9		22.9	22.8
Total operating profit margin	41.9	43.3		43.2	41.4
Fleet utilization:
Wholly owned subsidiaries	99.4%	98.9%		99.4%	98.9%
TRIP Holdings	99.9%	99.6%		99.9%	99.6%

*not meaningful
     Total revenues increased for the three and nine month periods ended September 30, 2011 compared to the same periods last year due to increased utilization, rental revenues related to additions to the lease fleet, higher rental rates, and total sales from the lease fleet.
     Operating profit for the three and nine month periods ended September 30, 2011 increased compared to the same periods in 2010 due to increased utilization, lease fleet additions, higher rental rates, and profit from lease fleet sales.
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
     Information regarding the Leasing Group’s lease fleet as of September 30, 2011 follows:

			Average remaining
	No. of cars	Average age	lease term
Wholly-owned subsidiaries	54,445	6.4	3.5
TRIP Holdings	14,600	4.1	3.3
All Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Percent	2011	2010	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues.	$18.0	$12.4	45.2%	$45.4	$34.5	31.6%
Operating loss	$(0.3)	$(1.3)		$(0.8)	$(6.0)
     The increase in revenues for the three and nine month periods ended September 30, 2011 over the same periods last year was primarily due to an increase in intersegment sales by our transportation company. Operating loss decreased for the three and nine month periods ended September 30, 2011 over the same periods last year primarily due to higher intersegment transportation sales.
Liquidity and Capital Resources
Cash Flows
     Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2011 and 2010 was $20.7 million and $47.2 million, respectively. Cash flow provided by operating activities decreased due, primarily, to an overall increase in accounts receivable and inventories in 2011 compared with 2010 partially offset by higher operating profits in 2011.
     Accounts receivables at September 30, 2011 as compared to the accounts receivables balance at December 31, 2010 increased by $85.3 million or approximately 37% due primarily to higher receivables from the Rail and Construction Products groups. Raw materials inventory at September 30, 2011 increased by $144.8 million or approximately 85% since December 31, 2010 primarily attributable to higher levels in our Rail, Energy Equipment, and Inland Barge groups required to meet production demands. Finished goods inventory at September 30, 2011 increased by $15.2 million or approximately 19% since December 31, 2010 primarily attributable to our Construction Products group reflecting higher levels of production. Accounts payable increased by $80.1 million from December 31, 2010 primarily due to higher production levels in the business groups mentioned. Accrued liabilities did not change significantly from December 31, 2010. We continually review reserves related to bad debt as well as the adequacy of lower of cost or market valuations related to accounts receivable and inventory.
     Investing Activities. Net cash required by investing activities for the nine months ended September 30, 2011 and 2010 was $117.7 million and $332.7 million, respectively. Investments in short-term marketable securities decreased by $158.0 million during the nine months ended September 30, 2011 compared with an increase of $150.0 million during the nine months ended September 30, 2010. Capital expenditures for the nine months ended September 30, 2011 were $288.1 million, of which $236.0 million were for additions to the lease fleet and $13.3 million were for replacement of flood-damaged property. This compares to $204.7 million of capital expenditures for the same period last year, of which $173.2 million were for additions to the lease fleet and $9.7 million were for replacement of flood-damaged property. Proceeds from the sale of property, plant, and equipment were $54.9 million for the nine months ended September 30, 2011 composed primarily of railcar sales from the lease fleet totaling $48.1 million. This compares to $68.9 million for the same period in 2010 composed primarily of the sale of assets in our Construction Products Group for $30.8 million, railcar sales from the lease fleet totaling $19.7 million, and proceeds from the disposition of flood-damaged property, plant, and equipment of $11.9 million. Net cash required related to acquisitions amounted to $42.5 million and $46.9 million for the nine months ended September 30, 2011 and 2010, respectively.
     Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2011 was $15.8 million compared to $175.1 million of cash required by financing activities for the same period in 2010. During the nine months ended September 30, 2011 we borrowed $1,124.5 million, primarily consisting of $920.0 million raised to refinance the TRIP Warehouse Loan as described further below, with the remainder primarily from our TILC warehouse loan facility. During the nine months ended September 30, 2011, we retired $1,068.5 million in debt principally consisting of repayment of the TRIP Warehouse Loan. During the comparable prior year period we retired $117.3 million in debt including $40.0 million in debt assumed as a result of the Quixote acquisition. We also purchased an additional equity interest in TRIP Holdings from one of its other investors for $28.6 million during the nine months ended September 30,

2010. We intend to use our cash and credit facilities to fund the operations, expansions, and growth initiatives of the Company.
     At September 30, 2011 and for the nine month period then ended, there were no borrowings under our $425.0 million revolving credit facility that matures on October 19, 2012. Interest on the revolving credit facility is calculated at prime or Libor plus 75.0 basis points. After $82.6 million was considered for letters of credit, $342.4 million was available under the revolving credit facility as of September 30, 2011. On October 20, 2011, we amended and extended the facility for an additional four years and it now matures on October 20, 2016. Borrowings under the amended credit facility bear interest at Libor plus 150.0 basis points or prime plus 50.0 basis points. Financial covenants are similar but no longer include a minimum net worth requirement.
     The $475 million TILC warehouse loan facility, established to finance railcars owned by TILC, had $280.7 million outstanding and $194.3 million available as of September 30, 2011. The warehouse loan is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 2.25% at September 30, 2011. In February 2011, the warehouse loan facility was renewed for an additional two years and now matures in February 2013. Amounts outstanding at maturity, absent renewal, will be payable in three installments in August 2013, February 2014, and August 2014.
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
     The TRIP Holdings Senior Secured Notes have a stated final maturity date of July 6, 2014 and bear interest at 8.00% payable quarterly with yield to call interest rates of 12.00% for redemptions or other prepayments on or prior to January 15, 2013 and 15.00% for redemptions or other prepayments after such date. The TRIP Holdings Senior Secured Notes are secured, among other things, by a pledge of each equity investor’s ownership interest in TRIP Holdings and certain distributions made to TRIP Holdings from TRIP Master Funding and are non-recourse to Trinity, TILC, TRIP Master Funding, and the other equity investors in TRIP Holdings. Trinity purchased $112.0 million of the TRIP Holdings Senior Secured Notes in July 2011.
     The TRIP Master Funding Secured Railcar Equipment Notes were issued pursuant to an Indenture, dated July 6, 2011 between TRIP Master Funding and Wilmington Trust Company, as indenture trustee, with a final maturity date in July 2041. The TRIP Master Funding Secured Railcar Equipment Notes consist of three classes with the Class A-1a notes bearing interest at 4.37%, the Class A-1b notes bearing interest at Libor plus 2.50%, and the Class A-2 notes bearing interest at 6.02%, all payable monthly. The TRIP Master Funding Secured Railcar Equipment Notes are non-recourse to Trinity, TILC, and the other equity investors in TRIP Holdings and are secured by TRIP Master Funding’s portfolio of railcars and operating leases thereon, its cash reserves and all other assets owned by TRIP Master Funding.
     On December 9, 2010, the Company’s Board of Directors authorized a new $200 million share repurchase program, effective January 1, 2011. This program replaced the Company’s previous share repurchase program and expires December 31, 2012. No shares were repurchased under this program during the nine months ended September 30, 2011.
     New orders for railcars improved significantly in 2011 due to demand for the shipment of commodities, replacement of older railcars, and tax benefits from taking delivery of railcars in 2011 and 2012. Orders for structural wind towers have been slow since mid-2008 when energy development companies encountered tightened credit markets coupled with lower demand and prices for electricity and natural gas sales. The slowdown in the residential and commercial construction markets impacted our Construction Products Group as well. We continually assess our manufacturing capacity and take steps to align our production capacity with demand for our products. As a result of our assessment, we adapted to the rapid decline in market conditions by reducing our production footprint and staffing levels and causing certain facilities to be on non-operating status, but to the extent that demand increases, these facilities on non-operating status would be available for future operations. Due to improvements in demand, certain facilities have taken on additional production staff in late 2010 and during 2011.
Equity Investment
     See Note 6 of the Consolidated Financial Statements for information about the investment in TRIP Holdings.

Future Operating Requirements
     We expect to finance future operating requirements with cash flows from operations, and depending on market conditions, short-term and long-term debt, and equity. Debt instruments that the Company has utilized include its revolving credit facility, the TILC warehouse facility, senior notes, convertible subordinated notes, asset-backed securities, and sale/leaseback transactions. The Company has also issued equity at various times. As of September 30, 2011, the Company had $342.4 million available under its revolving credit facility and $194.3 million available under its TILC warehouse facility. Despite the volatile conditions in both the credit and stock markets, the Company believes it has access to adequate capital resources to fund operating requirements and is active in the credit markets.
Off Balance Sheet Arrangements
     See Note 5 of the Consolidated Financial Statements for information about off balance sheet arrangements.
Derivative Instruments
     We use derivative instruments to mitigate the impact of changes in interest rates and pricing for zinc, natural gas, and diesel fuel, as well as to convert a portion of our variable-rate debt to fixed-rate debt. Additionally, we use derivative instruments to mitigate the impact of unfavorable fluctuations in foreign currency exchange rates. We also use derivatives to lock in fixed interest rates in anticipation of future debt issuances. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 Fair Value Accounting to the consolidated financial statements for discussion of how the Company valued its commodity hedges and interest rate swaps at September 30, 2011.
      Interest rate hedges

			Included in accompanying balance sheet
			at September 30, 2011
				AOCL—
	Notional	Interest		loss/	Noncontrolling
	Amount	Rate(1)	Liability	(income)	Interest
			(in millions, except %)
Interest rate locks:
2005-2006	$200.0	4.87%	—	$(2.4)	—
2006-2007	$370.0	5.34%	—	$11.4	—
TRIP Holdings(2)	$788.5	3.60%	—	$24.2	$18.2
Interest rate swaps:
TRIP Rail Master Funding secured railcar equipment notes	$92.3	2.62%	$4.7	$2.6	$2.0
2008 debt issuance	$482.1	4.13%	$52.4	$50.9	—

(1)Weighted average fixed interest rate

(2)Previously classified with interest rate swaps

	Effect on interest expense—increase/(decrease)
	Three Months Ended		Nine Months Ended		Expected effect
	September 30,		September 30,		during next twelve
	2011	2010	2011	2010	months(1)
			(in millions)
Interest rate locks:
2005-2006	$(0.1)	$(0.1)	$(0.3)	$(0.3)	$(0.3)
2006-2007	$0.9	$0.9	$2.7	$2.8	$3.4
TRIP Holdings(2)	$1.8	$7.2	$15.9	$22.0	$6.0
Interest rate swaps:
TILC warehouse	—	$0.1	—	$0.5	—
TRIP Rail Master Funding secured railcar equipment notes	$0.5	$—	$0.5	$—	$1.8
2008 debt issuance	$4.6	$4.5	$14.3	$15.2	$17.6

(1)Based on fair value as of September 30, 2011

(2)Previously classified with interest rate swaps
     During 2005 and 2006, we entered into interest rate swap transactions in anticipation of a future debt issuance. These instruments, with a notional amount of $200 million, fixed the interest rate on a portion of a future debt issuance associated with a railcar leasing transaction in 2006 and settled at maturity in the first quarter of 2006. These interest rate swaps were being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in accumulated other comprehensive loss (“AOCL”) through the date the related debt issuance closed in May 2006. The balance is being amortized over the term of the related debt. The effect on interest expense is due to amortization of the AOCL balance.
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
     During 2008, we entered into interest rate swap transactions, with a notional amount of $200 million, which were being used to hedge our exposure to changes in the variable interest rate associated with our TILC warehouse facility. The effect on interest expense included the mark to market valuation on the interest rate swap transactions and monthly interest settlements. These interest rate hedges expired during the fourth quarter of 2010.
     In May 2008, we entered into an interest rate swap transaction that is being used to fix the Libor component of the debt issuance which closed in May 2008. The effect on interest expense results primarily from monthly interest settlements.
     Between 2007 and 2009, TRIP Holdings, as required by its warehouse loan agreement, entered into interest rate swap transactions, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $6.0 million of additional interest expense expected to be recognized during the next twelve months following September 30, 2011. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Rail Master Funding, entered into an interest rate swap transaction with a notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b secured railcar equipment notes.
     See Note 11 Debt for a discussion of the related debt instruments.
     Other Derivatives

	Effect on operating income—increase/(decrease)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
		(in millions)
Fuel hedges(1)
Effect of mark to market valuation	$(0.2)	$(0.0)	$0.0	$(0.1)
Settlements	0.2	(0.1)	0.3	(0.1)

	$—	$(0.1)	$0.3	$(0.2)
Foreign exchange hedges(2)	$0.6	$(0.3)	$0.0	$(0.6)

(1)Included in cost of revenues in the accompanying consolidated statement of operations

(2)Included in other, net in the accompanying consolidated statement of operations
     Natural gas and diesel fuel
     We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet as of September 30, 2011 for these instruments was not significant.
     Foreign exchange hedge
     During the nine month periods ended September 30, 2011 and 2010, we entered into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. These instruments are short term with quarterly maturities and no remaining balance in AOCL as of September 30, 2011.
     Zinc
     We maintain a program to mitigate the impact of fluctuations in the price of zinc purchases. The intent of this program is to protect our operating profit from adverse price changes by entering into derivative instruments. The effect of these derivative instruments on the consolidated financial statements for the three and nine months ended September 30, 2011 and 2010 was not significant.

Contractual Obligation and Commercial Commitments
     As of September 30, 2011, other commercial commitments related to letters of credit increased slightly to $82.6 million from $79.9 million as of December 31, 2010. Refer to Note 11 of the Consolidated Financial Statements for changes to our outstanding debt and maturities. Other commercial commitments that relate to operating leases including sale/leaseback transactions were basically unchanged as of September 30, 2011.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     There has been no material change in our market risks since December 31, 2010 as set forth in Item 7A of our 2010 Form 10-K. Refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of debt-related activity and the impact of hedging activity for the three and nine months ended September 30, 2011.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended September 30, 2011:

Maximum
			Total	Number (or
			Number of	Approximate
			Shares (or	Dollar Value) of
			Units)	Shares (or
			Purchased	Units)
			as	that May Yet
			Part of	Be
		Average	Publicly	Purchased
	Number of	Price	Announced	Under the
Period	Shares Purchased(1)	Paid per Share(1)	Plans or Programs(2)	Plans or Programs(2)
July 1, 2011 through July 31, 2011	—	$—	—	$200,000,000
August 1, 2011 through August 31, 2011	122	$22.41	—	$200,000,000
September 1, 2011 through September 30, 2011	11,167	$24.79	—	$200,000,000

Total	11,289	$24.77	—	$200,000,000

(1)	These columns include the surrender to the Company of 11,289 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)
On December 9, 2010, the Company’s Board of Directors authorized a new $200 million share repurchase program, effective January 1, 2011. This program replaced the Company’s previous share repurchase program and expires December 31, 2012. No shares were repurchased under this program during the three months ended September 30, 2011.

Item 3. Defaults Upon Senior Securities
     None.

Item 5. Other Information
Renewal of Revolving Credit Facility
     On October 20, 2011, the Company, JPMorgan Chase Bank, N.A. (“JPMorgan”), as Administrative Agent, and the lenders party thereto entered into a Third Amended and Restated Credit Agreement (the “Third Agreement”). The Third Agreement amended and restated in its entirety the Second Amended and Restated Credit Agreement (the “Second Agreement”), dated as of April 20, 2005, between the Company, JPMorgan, and the lenders party thereto. The amount of the facility remained at $425.0 million, the maturity of the facility was extended to October 20, 2016, and applicable rates and fees increased. Financial covenants are similar to those in the Second Agreement but no longer include a minimum net worth requirement.
Disclosure of Certain Mining Safety Information
     The Company, through a wholly owned subsidiary, owned or operated a total of thirteen (13) sand, gravel, and aggregate quarries in Texas, Arkansas, and Louisiana in the third quarter of 2011. Section 1503 of the Dodd-Frank Wall Street Reform and Consumer Protection Act requires that we disclose in our periodic reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 specific information about each of our quarries comprised of notices, violations, and orders made by the Federal Mine Safety and Health Administration (“MSHA”) pursuant to the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). The following table sets forth the reportable information required for our quarries that operated in the third quarter of 2011.

									Pending
			Total no. of		Total no.				legal action
	Total no. of		unwarrantable		of	Total dollar		Received	before the
	significant		compliance	Total no.	imminent	value of		written	Federal
	and	Total no.	failure	of flagrant	danger	proposed	Total no.	notice	Mine Safety
	substantial	of orders	citations and	violations	orders	assessments	of	under	and Health
	violations	under	orders under	under	under	from	mining	Mine Act	Review
Quarry Site	under Mine	Mine Act	Mine Act	Mine Act	Mine Act	MSHA (in	related	§104(e)	Commission
(MSHA ID)	Act §104	§104(b)	§104(d)	§110(b)(2)	§107(a)	thousands)	fatalities	(yes/no)?	(yes/no)?
Rye (4102547)	0	0	0	0	0	$0.000	0	No	No
Belton (4101043)	0	0	0	0	0	$0.000	0	No	No
Malloy Bridge (4102946)	0	0	0	0	0	$0.000	0	No	No
Cottonwood (4104553)	0	0	0	0	0	$0.000	0	No	No
Wills Point (4104113)	0	0	0	0	0	$0.000	0	No	No
Waco-Angerman (4103492)	0	0	0	0	0	$0.000	0	No	No
Indian Village (1600348)	0	0	0	0	0	$0.100	0	No	No
Alvord (4103689)(1)	0	0	0	0	0	$0.000	0	No	No
Lockesburg (0301681)	0	0	0	0	0	$0.000	0	No	No
Kopperl (4104450)	0	0	0	0	0	$0.000	0	No	No
Wills Point II (4104071)	0	0	0	0	0	$0.000	0	No	No
Beckett (4101849)	0	0	0	0	0	$0.000	0	No	No
Paradise (4103253)	0	0	0	0	0	$0.000	0	No	No
Anacoco (1600543)	0	0	0	0	0	$0.100	0	No	No

(1)	Facility ceased operations as of September 30, 2011 but remains open for product sales.

Item 6. Exhibits

Exhibit Number	Description
10.1
Purchase and Contribution Agreement dated July 6, 2011, among TRIP Rail Leasing, LLC, Trinity Industries Leasing Company, TRIP Rail Master Funding LLC (incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarterly period ended June 30, 2011).

10.2
Master Indenture dated July 6, 2011, among TRIP Rail Master Funding LLC and Wilmington Trust Company, as indenture trustee (incorporated by reference to Exhibit 10.4 to our Form 10-Q for the quarterly period ended June 30, 2011).

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

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

______________

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC. Registrant	By /s/ JAMES E. PERRY
James E. Perry
Senior Vice President and Chief Financial Officer October 26, 2011

INDEX TO EXHIBITS

Exhibit Number	Description
10.1
Purchase and Contribution Agreement dated July 6, 2011, among TRIP Rail Leasing, LLC, Trinity Industries Leasing Company, TRIP Rail Master Funding LLC (incorporated by reference to Exhibit 10.3 to our Form 10-Q for the quarterly period ended June 30, 2011).

10.2
Master Indenture dated July 6, 2011, among TRIP Rail Master Funding LLC and Wilmington Trust Company, as indenture trustee (incorporated by reference to Exhibit 10.4 to our Form 10-Q for the quarterly period ended June 30, 2011).

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

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

______________