Form 10-K
period 2011-12-31
TRINITY INDUSTRIES INC
filed 2012-02-16
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-6903

Trinity Industries, Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-0225040
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2525 Stemmons Freeway, Dallas, Texas	75207-2401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (214) 631-4420

Securities Registered Pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered
Common Stock ($1.00 par value)	New York Stock Exchange, Inc.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2011) was $2,732.2 million.

At January 31, 2012 the number of shares of common stock outstanding was 80,202,358.

The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive 2012 Proxy Statement.

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

Financial Information About Industry Segments. Financial information about our industry segments for the years ended December 31, 2011, 2010 and 2009 is presented in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Narrative Description of Business. As a multi-industry company, we manufacture and sell a variety of products through a number of product lines as follows:

•

Railcars and railcar parts in addition to leasing railcars to our customers through our integrated business model, which includes a captive leasing business, Trinity Industries Leasing Company (“TILC”).

•	Inland barges

•	Structural wind towers

•	Highway products

•	Concrete and aggregates

•	Tank containers

•	Steel parts and components.

We serve our customers through the following five business groups:

Rail Group. Through wholly-owned subsidiaries, our Rail Group is a leading manufacturer of freight railcars and tank cars in North America (“Trinity Rail Group” or “Rail Group”). Through our manufacturing facilities in the United States and Mexico, we provide a full complement of railcars used for transporting a wide variety of liquids, gases, and dry cargo.

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

Our Rail Group manufactures the most diversified railcar product line available in North America, allowing us to capitalize on changing industry trends and developing market opportunities. We also manufacture and sell railcar components, from our plants in the United States and Mexico, used in manufacturing and repairing railcars, such as couplers, axles, and other devices, primarily for the North American market. We have two repair and coating facilities located in Texas.

Our customers include railroads, leasing companies, and industrial shippers of products, such as utilities, petrochemical companies, grain shippers, agricultural product companies, and major construction and industrial companies. We compete against five major railcar manufacturers in the North American market.

For the year ended December 31, 2011, we shipped approximately 14,065 railcars, or approximately 30% of total North American railcar shipments. As of December 31, 2011, our Rail Group backlog was approximately $2.6 billion, consisting of approximately 29,000 railcars, including approximately $621.9 million in orders from our Railcar Leasing and Management Services Group (“Leasing Group”). The total amount of orders in our backlog from the Leasing Group was supported by lease commitments with external customers.

We hold patents of varying duration for use in our manufacture of railcars and components. We believe patents offer a marketing advantage in certain circumstances. No material revenues are received from the licensing of these patents.

Railcar Leasing and Management Services Group. Our Railcar Leasing and Management Services Group is a leading provider in North America of comprehensive rail industry services. Through wholly-owned subsidiaries, primarily TILC, and a majority-owned subsidiary, TRIP Rail Holdings LLC (“TRIP Holdings”), we offer operating leases for tank cars and freight cars. TILC also offers management and administrative services. By providing leasing and management services, our Leasing Group is an important strategic resource that links our Rail Group with our customers. Trinity’s Rail Group and TILC coordinate sales and marketing activities under the registered trade name TrinityRail®, thereby providing a single point of contact for railroads and shippers seeking rail equipment and services.

The railcars in our lease fleet are leased to industrial shippers and railroads. These companies operate in the petroleum, chemical, agricultural, and energy industries, among others. Substantially all of our railcars are manufactured by our Rail Group. The terms of our railcar leases generally vary from one to twenty years and provide for fixed monthly rentals. A small percentage of our fleet is leased on a per diem basis. As of December 31, 2011, the lease fleet of our wholly-owned subsidiaries included approximately 54,595 owned or leased railcars that were 99.3% utilized. Of this total, approximately 42,800 railcars were owned by TILC and approximately 11,795 railcars were financed in sale-leaseback transactions. In addition to our wholly-owned lease fleet, TRIP Holdings’ lease fleet included approximately 14,350 owned railcars that were 99.9% utilized as of December 31, 2011.

In addition, we also manage railcar fleets on behalf of third parties. We believe our railcar fleet management services complement our leasing business by generating stable fee income, strengthening customer relationships, and enhancing the view of Trinity as a leading provider of railcar products and services.

Our railcar leasing businesses compete against a number of well-established entities that are also in the business of leasing railcars.

Construction Products Group. Through wholly-owned subsidiaries, our Construction Products Group produces concrete and aggregates and manufactures highway products as well as other steel products for infrastructure-related projects. Many of these lines of business are seasonal and revenues are impacted by weather conditions.

We are a leading producer and distributor of construction aggregates, including crushed stone, sand and gravel, asphalt rock, and specialty sands and gravel in several regions of Texas with smaller operations in Arkansas and Louisiana. Our aggregates customers are primarily other concrete producers, commercial and highway contractors, and state and local municipalities. We are also a leading supplier of ready mix concrete in certain areas of Texas and Southwest Arkansas. Our customers for concrete include contractors and subcontractors for residential, commercial and highway construction projects. We compete with ready mix concrete producers and aggregate producers located in the regions where we operate.

Our highway products businesses are leading U.S. manufacturers of highway products. We manufacture guardrail, crash cushions, and other protective barriers. The Federal Highway Administration, which determines which products are eligible for federal funds for highway projects, has approved most of our products as acceptable permanent and construction zone highway hardware according to requirements of the National Cooperative Highway Research Program.

Our crash cushions and other protective barriers include multiple proprietary products manufactured through various product license agreements with certain public and private research organizations and inventors. We hold patents and are a licensee for certain of our guardrail and end-treatment products, which enhances our competitive position for these products.

We sell highway products in Canada, Mexico, and all 50 of the United States. We compete against several national and regional guardrail manufacturers. We also export our proprietary highway products to more than 60 countries worldwide.

In addition, we provide hot-dip galvanizing services to manufacturers of fabricated steel materials from our production facilities in north Texas and manufacture a line of construction equipment for the mining industry.

Inland Barge Group. Through wholly-owned subsidiaries, our Inland Barge Group is a leading U.S. manufacturer of inland barges and fiberglass barge covers. We manufacture a variety of dry cargo barges, such as deck barges, and open or covered hopper barges that transport various commodities, such as grain, coal, and aggregates. We also manufacture tank barges used to transport liquid products. Our fiberglass reinforced lift covers are used primarily for grain barges. Our four barge manufacturing facilities are located along the United States inland river systems, allowing for rapid delivery to our customers. Our Inland Barge Group backlog as of December 31, 2011 was approximately $494.6 million.

Our primary Inland Barge customers are commercial marine transportation companies. Many companies have the capability to enter into, and from time to time do enter into, the inland barge manufacturing business. We strive to compete through operational efficiency, timely delivery, and quality products.

Energy Equipment Group. Through wholly-owned subsidiaries, our Energy Equipment Group manufactures structural wind towers, tank containers and tank heads for pressure vessels, tank heads for non-pressure vessels, LPG tanks, and utility, traffic, and lighting structures.

We are a leading manufacturer in North America of structural wind towers used in the wind energy market. These towers are manufactured in the United States and Mexico to customer specifications and installed by our customers. Our customers are generally turbine producers. Our structural wind towers backlog as of December 31, 2011 was approximately $934.3 million. Approximately $412.5 million of this backlog is involved in litigation filed by the Company against one of our structural wind tower customers for breach of contract by failing to comply with the customer’s multi-year, contractual purchase obligations.

We are a leading manufacturer in North America of tank containers and tank heads for pressure and non-pressure vessels. We manufacture tanks in the United States and Mexico. We market a portion of our products in Mexico under the brand name of TATSA®. In 2011, we began manufacturing frac tanks to support industries requiring temporary liquid storage, primarily the oil and gas industry.

We manufacture tank heads, which are pressed metal components used in the manufacturing of many of our finished products, as well as pressure rated or non-pressure rated, depending on their intended use. We use a significant portion of the tank heads we manufacture in the production of our tank cars and containers. We also sell our tank heads to a broad range of other manufacturers. There is strong competition in the tank heads business.

We manufacture tanks that are used by industrial plants, utilities, residences, and small businesses in suburban and rural areas. We also manufacture fertilizer containers for bulk storage, farm storage, and the application and distribution of anhydrous ammonia. Our tank products range from nine-gallon tanks for motor fuel use to 1.8 million-gallon bulk storage spheres. We sell our tanks to dealers and large industrial users. In the United States we generally deliver the containers to our customers who install and fill the containers. Our competitors include large and small manufacturers of tanks.

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

All Other. All Other includes our captive insurance and transportation companies; legal, environmental, and maintenance costs associated with non-operating facilities; other peripheral businesses; and the change in market valuation related to ineffective commodity hedges.

Foreign Operations. Trinity’s foreign operations are primarily located in Mexico. Continuing operations included sales to foreign customers, primarily in Mexico, which represented 10.6%, 10.6%, and 7.3% of our consolidated revenues for the years ended December 31, 2011, 2010, and 2009, respectively. As of December 31, 2011 and 2010, we had approximately 3.3% and 3.5%, respectively, of our long-lived assets not held for sale located outside the United States.

We manufacture railcars, tank containers, tank heads, structural wind towers, utility structures, and other products at our Mexico facilities for local consumption as well as for export to the United States and other countries. Any material change in the quotas, regulations, or duties on imports imposed by the United States government and its agencies or on exports imposed by the government of Mexico or its agencies could adversely affect our operations in Mexico. Our foreign activities are also subject to various other risks of doing business in foreign countries, including currency fluctuations, political changes, changes in laws and regulations, social unrest, and economic instability. Although our operations have not been materially affected by any of these factors to date, any substantial disruption of business as it is currently conducted could adversely affect our operations at least in the short term.

Backlog. As of December 31, 2011 and 2010, our backlog was approximately as follows:

	As of December 31,
	2011	2010
	(in millions)
Rail Group
External Customers	$1,973.2	$346.6
Leasing Group	621.9	111.0

	$2,595.1	$457.6
Inland Barge	$494.6	$508.0
Structural wind towers	$934.3	$1,000.0

For the twelve months ended December 31, 2011, the Company received orders for approximately 37,100 railcars including a supply agreement with GATX Corporation to deliver 12,500 railcars over a five-year period, significantly increasing the Company’s Rail Group backlog. The total amount of orders in our backlog from the Leasing Group was supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery.

Approximately 55% of our railcar backlog is expected to be delivered in the 12 months ending December 31, 2012 with the remainder to be delivered from 2013 through 2016. The majority of our backlog for barges is expected to be delivered in the twelve months ending December 31, 2012. For multi-year barge orders, the deliveries for 2012 are included in the backlog at this time; deliveries beyond 2012 are not included in the backlog if specific production quantities for future years have not been determined. Approximately 28% of our backlog for structural wind towers is expected to be delivered in 2012 with the remainder of this backlog contracted for delivery in future years. Approximately $412.5 million of this backlog is involved in litigation filed by the Company against one of our structural wind tower customers for breach of contract by failing to comply with the customer’s multi-year, contractual purchase obligations.

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

The principal material used in our Rail, Inland Barge, and Energy Equipment Groups is steel. During 2011, the supply of steel was sufficient to support our manufacturing requirements. Market steel prices continue to exhibit short periods of volatility and ended 2011 significantly higher than 2010. Steel prices may continue to be volatile in part as a result of scrap surcharges assessed by steel mills and other market factors. We often use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, and other arrangements with our customers, to mitigate the effect of this volatility on our operating profits for the year.

In general, we believe there is enough capacity in the supply industry to meet current production levels. We believe the existing contracts and other relationships we have in place will meet our current production forecasts. However, any unanticipated interruption in our supply chain could have an adverse impact on both our margins and production schedules.

Aggregates. Aggregates can be found throughout the United States, and many producers exist nationwide. However, as a general rule, shipments from an individual quarry are limited in geographic scope because the cost of transporting processed aggregates to customers is high in relation to the value of the product itself. We operate 12 mining facilities strategically located in Texas, Arkansas, and Louisiana to fulfill some of our needs for aggregates.

Cement. Cement required for the concrete and aggregates business is received primarily from Texas. In 2011, the supply of cement was sufficient in our markets to meet demand. We have not experienced difficulties supplying concrete to our customers.

Employees. The following table presents the approximate headcount breakdown of employees by business group:

Business Group	December 31, 2011
Rail Group	5,060
Construction Products Group	1,800
Inland Barge Group	2,040
Energy Equipment Group	3,820
Railcar Leasing and Management Services Group	130
All Other	300
Corporate	240

13,390

As of December 31, 2011, approximately 8,150 employees were employed in the United States and approximately 5,240 employees were employed in Mexico.

Acquisitions and Divestitures. See Note 2 of the Notes to Consolidated Financial Statements.

Environmental Matters. We are subject to comprehensive federal, state, local, and foreign environmental laws and regulations relating to the release or discharge of materials into the environment; the management, use, processing, handling, storage, transport, and disposal of hazardous and non-hazardous waste and materials; and other activities relating to the protection of human health and the environment. Such laws and regulations not only expose us to liability for our own acts, but also may expose us to liability for the acts of others or for our actions which were in compliance with all applicable laws at the time such actions may have been taken. In addition, such laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Our operations that involve hazardous materials also raise potential risks of liability under common law.

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

Executive Officers of the Company.

The following table sets forth the names and ages of all of our executive officers and other corporate officers, their positions and offices presently held by them, the year each person first became an officer, and the term of each person’s office:

Name	Age	Office	Officer Since	Term Expires
Timothy R. Wallace*	58	Chairman, Chief Executive Officer, and President	1985	May 2012
James E. Perry*	40	Senior Vice President and Chief Financial Officer	2005	May 2012
Antonio Carrillo*	45	Senior Vice President and Group President	2010	May 2012
William A. McWhirter II*	47	Senior Vice President and Group President	2005	May 2012
D. Stephen Menzies*	56	Senior Vice President and Group President	2001	May 2012
S. Theis Rice*	61	Senior Vice President, Human Resources and Chief Legal Officer	2002	May 2012
Madhuri A. Andrews	45	Vice President, Information Technology	2008	May 2012
Donald G. Collum	63	Vice President and Chief Audit Executive	2005	May 2012
Virginia C. Gray, Ph.D.	52	Vice President, Organizational Development	2007	May 2012
Mary E. Henderson*	53	Vice President, Chief Accounting Officer, and Controller	2009	May 2012
John M. Lee	51	Vice President, Business Development	1994	May 2012
Gail M. Peck	44	Vice President and Treasurer	2010	May 2012
Heather Perttula Randall	38	Vice President, Legal Affairs and Government Relations	2011	May 2012
Jared S. Richardson	39	Associate General Counsel and Secretary	2010	May 2012

*	Executive officer subject to reporting requirements under Section 16 of the Securities Exchange Act of 1934.

Ms. Andrews joined Trinity in 2008 as Vice President, Information Technology. Since January 2002, she led the information technology organization for Maxim Integrated Products, Inc., a major semiconductor design and manufacturing company.

Mr. Carrillo joined Trinity in 1996 as Vice President of Operations of Trinity Industries de Mexico and in 1999 became the President of Trinity Industries de Mexico. In 2005, he was named President of Trinity’s Energy Equipment Group. In 2009, Mr. Carrillo was named Group President of the Energy Equipment Group and in 2010 was named Vice President. He was elected Senior Vice President in 2011. Mr. Carrillo retains responsibility for Trinity’s operations in Mexico.

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

Ms. Peck joined Trinity in 2010 as Treasurer and was appointed Vice President and Treasurer in 2011. Prior to joining Trinity, she worked for Centex Corporation, one of the nation’s largest publicly-traded homebuilders, from 2001 to 2009, most recently serving as Vice President and Treasurer since 2004.

Mr. Perry joined Trinity in 2004 and was appointed Treasurer in April 2005. Mr. Perry was named a Vice President of Trinity in 2006 and appointed its Vice President, Finance in 2007. In 2010, Mr. Perry was appointed Chief Financial Officer and in 2011 was elected Senior Vice President and Chief Financial Officer.

Ms. Randall joined the Company in 2005 as Chief Counsel of TrinityRail. In 2006, she became Deputy General Counsel in charge of litigation for Trinity. In 2011, Ms. Randall was elected Vice President, Legal Affairs and Government Relations.

Mr. Rice joined the Company in 1991 and held various legal and business positions until 2005, when he was elected Vice President and Chief Legal Officer. He was named Senior Vice President, Human Resources and Chief Legal Officer in 2011.

Mr. Richardson joined the Company in 2010 as Associate General Counsel and Secretary. From 2004 to 2009, he handled corporate governance and secretary matters for Energy Future Holdings Corp. (formerly TXU Corp.), a company engaged in the generation, sale, transmission, and distribution of electricity.

Messrs. Wallace, Collum, and Lee have been in full time employment of Trinity or its subsidiaries for more than five years and have performed essentially the same respective duties during such time.

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

Volatility in the global financial markets may adversely affect our business and operating results. During periods of volatility in the global financial markets, certain of our customers could delay or otherwise reduce their purchases of railcars, barges, wind towers, and other products and services. If negative conditions in the global credit markets prevent our customers’ access to credit, product order volumes may decrease which could result in lower revenues. Likewise, if our suppliers face challenges in obtaining credit, in selling their products, or otherwise in operating their businesses, they may become unable to continue to offer the materials we purchase from them to manufacture our products. These actions could result in reductions in our revenues, increased price competition, or increased operating costs, which could adversely affect our business results of operations and financial condition.

Our backlog is not necessarily indicative of the level of our future revenues due to potential impacts from negative global economic conditions that may lead to raw materials and supplies shortages or requests for deferred deliveries of orders in our backlog. The lack of stability in the global economy, prevailing conditions in the global credit markets, volatility in the industries our products serve, changes in legislative policy, adverse changes in the financial condition of our customers for manufactured or leased products, adverse changes in the availability of raw materials and supplies, or un-remedied contract breaches could possibly lead to cancellations of orders in our backlog or increased requests for deferred deliveries of our backlog orders, which could adversely affect our cash flows and results of operations. Our manufacturing backlog represents future production for which we have written orders from our customers for delivery in various periods, and estimated potential revenue attributable to those orders.

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

Following a period of weak railcar demand that began in 2009, new orders for railcars improved significantly in 2011 due to increased demand for the shipment of commodities, replacement of older railcars, and federal tax benefits received from taking delivery of railcars in 2011 and 2012. Orders for structural wind towers have been slow since mid-2008 when energy development companies encountered tightened credit markets, lower demand for electricity and heightened competition arising from declining natural gas prices. The continued slowdown in the residential and commercial construction markets negatively impacted the results of our Construction Products Group as well. We continually assess our manufacturing capacity and take steps to align our production capacity with demand for our products. As a result of our assessment, we adapted to the rapid decline in market conditions that began in 2009 by reducing our production footprint and staffing levels and causing certain facilities to be on non-operating status. Due to improvements in demand, we increased production staff at certain facilities in late 2010 and during 2011. We expect that facilities on non-operating status will be available for future operations to the extent that demand further increases.

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

Increases in the price and demand for steel could lower our margins and profitability. The principal material used in our Rail, Inland Barge, and Energy Equipment Groups is steel. During 2011, the supply of steel was sufficient to support our manufacturing requirements. Market steel prices continue to exhibit short periods of volatility and ended 2011 significantly higher than 2010. Generally, we are able to mitigate the majority of this volatility through contract-specific purchasing practices and existing supplier commitments. Steel prices may continue to be volatile in part as a result of scrap surcharges assessed by steel mills and other market factors. We often use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, and other arrangements with our customers, to mitigate the effect of this volatility on our operating profits for the year.

In general, we believe there is enough capacity in the supply industry to meet current production level demands. We believe the existing contracts and commercial relationships we have in place will meet our current production forecasts. However, any unanticipated interruption in our supply chain could have an adverse impact on both our margins and production schedules.

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

We operate in highly competitive industries. We may not be able to sustain our market leadership positions which may impact our financial results. We face aggressive competition in all geographic markets and each industry sector in which we operate. In addition to price, we face competition in product performance and technological innovation, quality, reliability of delivery, customer service, and other factors. This competition is often intense, the effects of which could reduce our revenues and operating profits, limit our ability to grow, increase pricing pressure on our products, and otherwise affect our financial results.

The limited number of customers in certain of our businesses, the variable purchase patterns of our customers in all our segments, and the timing of completion, delivery, and customer acceptance of orders may cause our revenues and income from operations to vary substantially each quarter, which would result in significant fluctuations in our quarterly results. Some of the markets we serve are dominated by a limited number of customers. Customers in each of our business segments do not purchase a similar volume of products each year nor make purchases consistently from year to year. As a result, the order levels for our products have varied significantly from quarterly period to quarterly period in the past and may continue to vary significantly in the future. Therefore, our results of operations in any particular quarterly period may be significantly affected. As a result of these quarterly fluctuations, we believe that comparisons of our sales and operating results between quarterly periods may not be meaningful and should not be relied upon as indicators of future performance.

If we are unable to obtain refinancing for existing debt as it matures or if our railcar leasing subsidiary is unable to obtain acceptable long-term financing of its railcar lease fleet, our lenders may foreclose on the portion of our lease fleet that secures our warehouse facility. In general, the ability to refinance maturing debt is significant to our leasing group’s operations. TILC, our wholly-owned captive leasing subsidiary, uses borrowings under a non-recourse warehouse facility to initially finance the railcars it purchases from our rail manufacturing business. Trinity Rail Leasing Warehouse Trust (“TRLWT”), a qualified subsidiary of TILC, is the borrower under the warehouse facility. Borrowings under the warehouse facility are available through February 2013, and, any amounts outstanding at maturity, absent renewal, will be payable in three equal installments in August 2013, February 2014, and August 2014.

As of December 31, 2011, there was $308.5 million of indebtedness outstanding and $166.5 million was available under the TILC warehouse loan facility. Borrowings under the warehouse facility are secured by the specific railcars financed by such borrowings and the underlying leases. A decline in the value of the railcars securing borrowings under the warehouse facility or in the creditworthiness of the lessees under the associated leases could reduce TRLWT’s ability to obtain long-term financing for such railcars. Additionally, fluctuations in interest rates from the time TRLWT purchases railcars with short-term borrowings under the warehouse facility and the time TRLWT obtains permanent financing for such railcars could decrease our profitability on the leasing of the railcars and could have an adverse impact on our financial results. If TRLWT is unable to obtain long-term financing to replace borrowings under the warehouse facility, the lenders under the warehouse facility may foreclose on the portion of TRLWT’s lease fleet pledged to secure its loan facility, which foreclosure, if a significant number of railcars is affected, could result in the loss of a significant amount of TRLWT’s assets.

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

Fluctuations in the price and supply of specialty and other component parts used in the production of our railcar-related and structural wind towers products could have a material adverse effect on our ability to cost-effectively manufacture and sell our products. In some instances, we rely on a limited number of suppliers for certain components needed in our production. A significant portion of our business depends on the adequate supply of numerous specialty and other parts and components at competitive prices such as brakes, wheels, side frames, bolsters, and bearings for the railcar business, as well as flanges for the wind towers business. Our manufacturing operations depend in part on our ability to obtain timely deliveries of materials, parts, and components in acceptable quantities and quality from our suppliers. Certain parts and components of our products are currently available from a limited number of suppliers (though generally a minimum of two suppliers continue to produce the parts and components we use in our products), and as a result, we may have limited control over pricing, availability, and delivery schedules. While we endeavor to be diligent in contractual relationships with our suppliers, if we are unable to purchase a sufficient quantity on a timely basis, we could face disruptions in our production and incur delays while we attempt to engage alternative suppliers. Any such disruption could harm our business and adversely impact our results of operations.

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

Risks related to our operations outside of the United States, particularly Mexico, could decrease our profitability. Our operations outside of the United States are subject to the risks associated with cross-border business transactions and activities. Political, legal, trade, economic change or instability, unrestrained criminal activities, or social unrest could limit or curtail our respective foreign business activities and operations, including the ability to hire and retain employees. There has been a significant increase in violence in Mexico associated with the Mexican government’s attempts to stop illegal drug trafficking. We have not, to date, been materially affected by any of these risks, but we cannot predict the likelihood of future effects from such risks or any resulting adverse impact on our business, results of operations or financial condition. Many items manufactured by us in Mexico are sold primarily in the U.S. and the transportation and import of such products may be disrupted. Some foreign countries where we operate have regulatory authorities that regulate railroad safety, railcar and railcar component part design, performance, and manufacture of equipment used on their railroad systems. If we fail to obtain and maintain certifications of our railcars and railcar parts and components within the various foreign countries where we operate, we may be unable to market and sell our railcars, parts, and components in those countries. In addition, unexpected changes in regulatory requirements; tariffs and other trade barriers, including regulatory initiatives for buying goods produced in America; more stringent rules relating to labor or the environment; adverse tax consequences; and price exchange controls could limit operations and make the manufacture and distribution of our products difficult. Furthermore, any material change in the quotas, regulations, or duties on imports imposed by the United States government and agencies, or on exports by the government of Mexico or its agencies, could affect our ability to export products that we manufacture in Mexico. Because we have operations outside the United States, we could be adversely affected by final judgments of non-compliance with the U.S. Foreign Corrupt Practices Act and similar anti-corruption laws of other countries.

Equipment failures or extensive damage to our facilities, including as might occur as a result of natural disasters, could lead to production or service curtailments or shutdowns, loss of revenue or higher expenses. We operate a substantial amount of equipment at our production facilities, several of which are situated in tornado and hurricane zones and on the nation’s navigable waterways. An interruption in production capabilities or maintenance and repair capabilities at our facilities, as a result of equipment failure or acts of nature could reduce or prevent our production, service, or repair of our products and increase our costs and expenses. A halt of production at any of our manufacturing facilities could severely affect delivery times to our customers. While we maintain business recovery plans that are intended to allow us to recover from natural disasters that could disrupt our business, we cannot provide assurances that our plans would fully protect us from the effects of all such disasters. In addition, insurance may not adequately compensate us for any losses incurred as a result of natural or other disasters. Any significant delay in deliveries could result in cancellation of all or a portion of our orders, cause us to lose future sales, and negatively affect our reputation and our results of operations.

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

Some of our customers place orders for our products in reliance on their ability to access government subsidies in the form of early tax benefits or tax credits such as accelerated depreciation or the production tax credit for renewable energy. There is no assurance that the United States government will reauthorize, modify, or otherwise not allow the expiration of such early tax benefits or tax credits, and in cases where such subsidies are materially modified to reduce the available early benefit or credit, or otherwise allowed to expire, the demand for our products could decrease, thereby creating the potential for a material adverse effect on our financial condition or results of operations.

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

Shortages of skilled labor could adversely impact our operations. We depend on skilled labor in the manufacture and repair of our products. Some of our facilities are located in areas where demand for skilled laborers may exceed supply. Shortages of some types of skilled laborers such as welders could restrict our ability to maintain or increase production rates and could increase our labor costs.

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

From time to time we may take tax positions that the Internal Revenue Service may contest. We have in the past and may in the future take tax positions that the Internal Revenue Service (“IRS”) may contest. Effective with the 2011 tax return, we are required by a new IRS regulation to disclose particular tax positions, taken after the effective date, to the IRS as part of our tax returns for that year and future years. If the IRS successfully contests a tax position that we take, we may be required to pay additional taxes or fines that may adversely affect our results of operations and financial position.

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

	Approximate Square Feet		Approximate Square Feet Located In
	Owned	Leased	US	Mexico
Rail Group	5,278,900	32,000	3,573,100	1,737,800
Construction Products Group	1,494,400	63,400	1,557,800	—
Inland Barge Group	919,000	97,100	1,016,100	—
Energy Equipment Group	1,505,500	261,100	923,600	843,000
Executive Offices	173,000	—	173,000	—

	9,370,800	453,600	7,243,600	2,580,800

Our production capacity for 2011 was utilized as reflected by the following approximate percentages:

Production Capacity Utilized
Rail Group	50%
Construction Products Group	70%
Inland Barge Group	85%
Energy Equipment Group	50%

Item 3. Legal Proceedings.

See Note 18 of the Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-K.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange under the ticker symbol “TRN”. The following table shows the closing price range of our common stock by quarter for the years ended December 31, 2011 and 2010.

	Prices
Year Ended December 31, 2011	High	Low
Quarter ended March 31, 2011	$36.67	$26.31
Quarter ended June 30, 2011	37.76	30.54
Quarter ended September 30, 2011	37.25	21.05
Quarter ended December 31, 2011	30.62	19.94

Year Ended December 31, 2010	High	Low
Quarter ended March 31, 2010	$20.58	$15.22
Quarter ended June 30, 2010	26.46	17.72
Quarter ended September 30, 2010	22.27	16.45
Quarter ended December 31, 2010	26.68	22.01

Our transfer agent and registrar as of December 31, 2011 was American Stock Transfer & Trust Company.

Holders

At December 31, 2011, we had approximately 1,858 record holders of common stock. The par value of the common stock is $1.00 per share.

Dividends

Trinity has paid 191 consecutive quarterly dividends. Quarterly dividends declared by Trinity for the years ended December 31, 2011 and 2010 are as follows:

	Year Ended December 31,
	2011	2010
Quarter ended March 31,	$0.08	$0.08
Quarter ended June 30,	0.09	0.08
Quarter ended September 30,	0.09	0.08
Quarter ended December 31,	0.09	0.08

Total	$0.35	$0.32

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

The following graph compares the Company’s cumulative total stockholder return (assuming reinvestment of dividends) during the five-year period ended December 31, 2011 with an overall stock market index (New York Stock Exchange Composite Index) and the Company’s peer group index (Dow Jones US Commercial Vehicles & Trucks Index). The data in the graph assumes $100 was invested on December 31, 2006.

	2006	2007	2008	2009	2010	2011
Trinity Industries, Inc.	100	79	46	52	80	91
Dow Jones US Commercial Vehicles & Trucks Index	100	145	69	101	167	147
New York Stock Exchange Composite Index	100	109	66	85	97	93

Issuer Purchases of Equity Securities

This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended December 31, 2011:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2011 through October 31, 2011	12,327	$21.53	—	$200,000,000
November 1, 2011 through November 30, 2011	161	$28.09	—	$200,000,000
December 1, 2011 through December 31, 2011	122	$29.77	—	$200,000,000

Total	12,610	$21.70	—	$200,000,000

(1)	Amounts represent the surrender to the Company of 12,610 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(2)	On December 9, 2010, the Company’s Board of Directors authorized a $200 million share repurchase program, effective January 1, 2011. This program replaced the Company’s previous share repurchase program and expires December 31, 2012. No shares were repurchased under this program for the three months ended December 31, 2011.

Item 6. Selected Financial Data.

The following financial information for the five years ended December 31, 2011 has been derived from our audited consolidated financial statements. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere herein.

(in millions, except percent and per share data)	Year Ended December 31,
	2011	2010	2009	2008	2007
Statement of Operations Data:
Revenues	$3,075.1	$2,155.5	$2,420.9	$3,803.4	$3,723.3
Operating profit (loss)	425.3	303.8	(30.9)	559.5	529.8
Income (loss) from continuing operations	145.7	75.4	(137.7)	282.4	289.8
Discontinued operations:
Loss from discontinued operations, net of benefit for income taxes of $—, $—, $—, $(0.0), and $(0.2)	—	—	—	(1.5)	(0.7)

Net income (loss)	$145.7	$75.4	$(137.7)	$280.9	$289.1

Net income (loss) attributable to Trinity Industries, Inc.	$142.2	$67.4	$(137.7)	$280.9	$289.1

Net income (loss) attributable to Trinity Industries, Inc. per common share:
Basic:
Continuing operations	$1.77	$0.85	$(1.81)	$3.49	$3.58
Discontinued operations	—	—	—	(0.02)	(0.01)

	$1.77	$0.85	$(1.81)	$3.47	$3.57

Diluted:
Continuing operations	$1.77	$0.85	$(1.81)	$3.47	$3.55
Discontinued operations	—	—	—	(0.02)	(0.01)

	$1.77	$0.85	$(1.81)	$3.45	$3.54

Weighted average number of shares outstanding:
Basic	77.5	76.8	76.4	78.4	78.7
Diluted	77.8	77.0	76.4	78.8	79.4
Dividends declared per common share	$0.35	$0.32	$0.32	$0.31	$0.26

Balance Sheet Data:
Total assets	$6,121.0	$5,760.0	$4,656.4	$4,911.6	$4,039.7
Debt — recourse	457.7	450.3	646.0	584.4	590.3
Debt — non-recourse	2,517.2	2,457.4	1,199.1	1,190.3	643.9
Stockholders’ equity	$1,948.3	$1,845.7	$1,806.3	$1,912.3	$1,812.7
Ratio of total debt to total capital	60.4%	61.2%	50.5%	48.1%	40.5%
Book value per share	$24.29	$23.13	$22.81	$24.08	$22.27

Effective December 31, 2011, the Company adopted the emerging industry policy of recognizing revenue from the sales of railcars from the lease fleet on a gross basis in leasing revenues and cost of revenues if the railcar has been owned by the lease fleet for one year or less at the time of sale. Sales of railcars from the lease fleet which have been owned by the lease fleet for more than one year are recognized as a net gain or loss from the disposal of a long-term asset. Prior year reported balances have been reclassified to conform to this policy. See Note 1 of the Notes to Consolidated Financial Statements.

Due to the adoption of Accounting Standards Codification (“ASC”) 810-10, effective January 1, 2010, the Consolidated Balance Sheets as of December 31, 2011 and 2010, and the Consolidated Statements of Operations, Cash Flows, and Stockholder’s Equity for the years ended December 31, 2011 and 2010, include the financial position and results of operations of TRIP Holdings and its subsidiaries. Prior periods were not restated. See Notes 1 and 6 of the Notes to Consolidated Financial Statements for an explanation of the effect of this pronouncement.

A goodwill impairment charge of $325.0 million was recorded in 2009 related to the Rail Group segment. See Note 1 of the Notes to Consolidated Financial Statements for further discussion.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Company Overview
•	Executive Summary
•	Results of Operations
•	Liquidity and Capital Resources
•	Contractual Obligations and Commercial Commitments
•	Critical Accounting Policies and Estimates
•	Recent Accounting Pronouncements
•	Forward Looking Statements

Our MD&A should be read in conjunction with our Consolidated Financial Statements and related Notes in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Company Overview

Trinity Industries, Inc., headquartered in Dallas, Texas, is a multi-industry company that owns a variety of market-leading businesses which provide products and services to the industrial, energy, transportation, and construction sectors. We operate in five distinct business groups which we report on a segment basis: the Rail Group, Construction Products Group, Inland Barge Group, Energy Equipment Group, and Railcar Leasing and Management Services Group. We also report the All Other segment which includes the Company’s captive insurance and transportation companies; legal, environmental, and maintenance costs associated with non-operating facilities; other peripheral businesses; and the change in market valuation related to ineffective commodity hedges.

Our Rail and Inland Barge Groups and our structural wind towers and containers businesses operate in cyclical industries. Results in our Construction Products and Energy Equipment Groups are subject to seasonal fluctuations with the first quarter historically being the weakest quarter. Railcar sales from the lease fleet are the primary driver of fluctuations in results in the Railcar Leasing and Management Services Group. Following a period of weak railcar demand that began in 2009, new orders for railcars improved significantly in 2011 due to increased demand for the shipment of commodities, replacement of older railcars, and federal tax benefits received from taking delivery of railcars in 2011 and 2012. Orders for structural wind towers have been slow since mid-2008 when energy development companies encountered tightened credit markets, lower demand for electricity, and heightened competition arising from declining natural gas prices. The continued slowdown in the residential and commercial construction markets negatively impacted the results of our Construction Products Group as well. We continually assess our manufacturing capacity and take steps to align our production capacity with demand for our products. As a result of our assessment, we adapted to the rapid decline in market conditions that began in 2009 by reducing our production footprint and staffing levels and causing certain facilities to be on non-operating status. Due to improvements in demand, we increased production staff at certain facilities in late 2010 and during 2011. We expect that facilities on non-operating status will be available for future operations to the extent that demand further increases.

Executive Summary

The Company’s revenues for 2011 were approximately $3.1 billion, representing an increase of $919.6 million or 42.7% over last year. Operating profit increased to $425.3 million compared to $303.8 million last year. For the year ended December 31, 2011, the increase in revenues was primarily due to higher shipment volumes in our Rail and Inland Barge Groups while the increase in revenues in our Leasing Group was primarily due to higher railcar sales from the lease fleet, higher rental revenues from lease fleet additions, and an increase in rental rates. For the year ended December 31, 2011, the increase in operating profit was primarily due to the higher shipment levels in our Rail and Inland Barge Groups and from revenue growth and an increase in the net gain on the sales of railcars from our lease fleet in our Leasing Group. Net income attributable to Trinity Industries, Inc. common stockholders for 2011 increased $74.8 million compared to last year.

As of December 31, 2011 and 2010, our backlog was approximately as follows:

	As of December 31,
	2011	2010
	(in millions)
Rail Group
External Customers	$1,973.2	$346.6
Leasing Group	621.9	111.0

	$2,595.1	$457.6
Inland Barge	$494.6	$508.0
Structural wind towers	$934.3	$1,000.0

For the twelve months ended December 31, 2011, our rail manufacturing businesses received orders for approximately 37,100 railcars which included a supply agreement with GATX Corporation to deliver 12,500 railcars over a five-year period, significantly increasing the Rail Group backlog. The total amount of orders in our backlog from the Leasing Group was supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery. For multi-year barge orders, the deliveries for 2012 are included in the backlog at this time; deliveries beyond 2012 are not included in the backlog if specific production quantities for future years have not been determined. Approximately $412.5 million of the structural wind towers backlog is involved in litigation filed by the Company against one of our structural wind tower customers for breach of contract by failing to comply with the customer’s multi-year, contractual purchase obligations.

Capital expenditures for 2011 were $340.0 million with $258.6 million utilized for lease fleet additions, net of deferred profit of $28.3 million. Capital expenditures for 2012 are projected to be approximately $400.0 to $475.0 million, including $300.0 to $350.0 million in net lease fleet additions.

In February 2011, the $475 million TILC warehouse loan facility was renewed for an additional two years and now matures in February 2013. Amounts outstanding at maturity, absent renewal, will be payable in three installments in August 2013, February 2014, and August 2014.

In May 2011, the Company’s inland barge manufacturing facility in Missouri experienced a flood resulting in significant damages to Trinity’s property and a temporary disruption of its production activities. The Company is insured against losses due to property damage and business interruption subject to certain deductibles. Trinity received $35.0 million in payments from its insurance carriers of which $22.7 million pertained to the replacement of or repairs to damaged property, plant, and equipment with a net book value of $5.7 million, with the remainder pertaining primarily to the reimbursement of flood-related expenses and lost production. Accordingly, the Company recognized a gain of $17.0 million in the fourth quarter of 2011 from the disposition of flood-damaged property, plant, and equipment. Additionally, our barge manufacturing operations incurred approximately $8.6 million in costs, net of insurance reimbursements, related to damages and lost productivity resulting from the flood. During the fourth quarter of 2011, the Company’s inland barge production capacity at its Missouri operations was restored to its pre-flood levels. With respect to the flood at our Tennessee manufacturing facility in May 2010, operating profit in 2011 includes insurance proceeds of $6.5 million and a $0.6 million gain from the disposition of damaged property, plant, and equipment related to the flood.

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

The TRIP Holdings Senior Secured Notes have a stated final maturity date of July 6, 2014 and bear interest at 8.00% payable quarterly with a yield to call interest rate of 12.00% for redemptions or other prepayments on or prior to January 15, 2013 and 15.00% for redemptions or other prepayments after such date. The TRIP Holdings Senior Secured Notes are secured, among other things, by a pledge of each equity investor’s ownership interest in TRIP Holdings and certain distributions made to TRIP Holdings from TRIP Master Funding and are non-recourse to Trinity, TILC, TRIP Master Funding, and the other equity investors in TRIP Holdings. Trinity purchased $112.0 million of the TRIP Holdings Senior Secured Notes in July 2011.

The TRIP Master Funding Secured Railcar Equipment Notes were issued pursuant to an Indenture, dated as of July 6, 2011 between TRIP Master Funding and Wilmington Trust Company, as indenture trustee, with a final maturity date in July 2041. The TRIP Master Funding Secured Railcar Equipment Notes consist of three classes of notes with the Class A-1a notes bearing interest at 4.37%, the Class A-1b notes bearing interest at Libor plus 2.50%, and the Class A-2 notes bearing interest at 6.02%, all payable monthly. The TRIP Master Funding Secured Railcar Equipment Notes are non-recourse to Trinity, TILC, and the other equity investors in TRIP Holdings and are secured by TRIP Master Funding’s portfolio of railcars and operating leases thereon, its cash reserves and all other assets owned by TRIP Master Funding.

On October 20, 2011, we extended our $425.0 million unsecured revolving credit facility for an additional four years. It now matures on October 20, 2016. Borrowings under the amended credit facility bear interest at Libor plus 150.0 basis points or prime plus 50.0 basis points. Financial covenants are similar to existing covenants but no longer include a minimum net worth requirement.

Results of Operations

Years Ended December 31, 2011, 2010, and 2009

Overall Summary for Continuing Operations

Revenues

	Year Ended December 31, 2011
	Revenues			Percent Change
	External	Intersegment	Total	2011 versus 2010
	(in millions, except percents)
Rail Group	$931.7	$343.0	$1,274.7	144.1%
Construction Products Group	577.2	12.9	590.1	2.0%
Inland Barge Group	548.5	—	548.5	29.9%
Energy Equipment Group	454.8	18.0	472.8	12.7%
Railcar Leasing and Management Services Group	551.4.	0.6	552.0	18.8%
All Other	11.5	50.3	61.8	27.4%
Eliminations – lease subsidiary	—	(325.5)	(325.5)
Eliminations – other	—	(99.3)	(99.3)

Consolidated Total	$3,075.1	$—	$3,075.1	42.7%

	Year Ended December 31, 2010
	Revenues			Percent Change
	External	Intersegment	Total	2010 versus 2009
	(in millions, except percents)
Rail Group	$289.7	$232.4	$522.1	(41.7)%
Construction Products Group	558.3	20.5	578.8	7.5%
Inland Barge Group	422.3	—	422.3	(19.9)%
Energy Equipment Group	408.5	11.1	419.6	(17.7)%
Railcar Leasing and Management Services Group	464.5	—	464.5	25.5%
All Other	12.2	36.3	48.5	0.2%
Eliminations – lease subsidiary	—	(216.8)	(216.8)
Eliminations – other	—	(83.5)	(83.5)

Consolidated Total	$2,155.5	$—	$2,155.5	(11.0)%

	Year Ended December 31, 2009
	Revenues
	External	Intersegment	Total
	(in millions)
Rail Group	$485.2	$410.1	$895.3
Construction Products Group	524.0	14.5	538.5
Inland Barge Group	527.3	—	527.3
Energy Equipment Group	502.2	7.8	510.0
Railcar Leasing and Management Services Group	370.2	—	370.2
All Other	12.0	36.4	48.4
Eliminations – lease subsidiary	—	(391.6)	(391.6)
Eliminations – other	—	(77.2)	(77.2)

Consolidated Total	$2,420.9	$—	$2,420.9

Our revenues for the year ended December 31, 2011 increased from the previous year primarily due to higher shipment volumes in our Rail and Inland Barge Groups while our Leasing Group experienced increased revenue primarily due to higher railcar sales from the lease fleet, higher rental revenues from lease fleet additions, and higher rental rates. Our revenues for the year ended December 31, 2010 decreased from 2009 primarily due to the impact of the economic downturn on the markets we serve, especially the new railcar market. This decrease was partially offset in 2010 by the inclusion of the operating results of TRIP Holdings in the consolidated statements of operations for the year ended December 31, 2010.

Operating Profit (Loss)

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Rail Group	$77.3	$1.5	$(355.9)
Construction Products Group	53.4	47.4	32.6
Inland Barge Group	106.4	69.0	125.2
Energy Equipment Group	8.9	35.1	73.8
Railcar Leasing and Management Services Group	254.5	207.0	149.0
All Other	(3.8)	(11.4)	0.8
Corporate	(43.6)	(33.8)	(30.8)
Eliminations – lease subsidiary	(28.3)	(8.4)	(22.6)
Eliminations – other	0.5	(2.6)	(3.0)

Consolidated Total	$425.3	$303.8	$(30.9)

Our operating profit for the year ended December 31, 2011 increased primarily as a result of higher shipment levels in our Rail and Inland Barge groups and from revenue growth and an increase in the net gain on the sales of railcars from our lease fleet in our Leasing Group. The increase from these groups is partially offset by lower profitability in our Energy Equipment group due to competitive pricing pressures and product changes. Selling, engineering, and administrative expenses as a percentage of revenue decreased to 6.8% for 2011 as compared to 8.6% for 2010.

Our operating profit for the year ended December 31, 2010 increased primarily as a result of the $325.0 million goodwill impairment charge in 2009 and the inclusion of the results of operations of TRIP Holdings in 2010 partially offset by lower product shipments. Selling, engineering, and administrative expenses as a percentage of revenues increased to 8.6% for 2010 as compared to 7.7% for 2009. Overall, selling, engineering, and administrative expenses were substantially unchanged for 2010 when compared to the previous year.

Other Income and Expense. Other income and expense is summarized in the following table:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Interest income	$(1.5)	$(1.4)	$(1.7)
Interest expense	185.3	182.1	123.2
Other, net	4.0	6.8	(5.3)

Total	$187.8	$187.5	$116.2

Interest expense in 2010 increased $58.9 million over the prior year due to the inclusion of TRIP Holdings interest expense of $46.9 million and an increase in debt levels, including $238.3 million of secured railcar equipment notes entered into in November 2009 and $369.2 million of secured railcar equipment notes entered into in October 2010 for the Leasing Group. The decrease in Other, net expense for the year ended December 31, 2011 of $2.8 million was primarily due to certain expenses in 2010 related to the retirement of the Company’s senior notes partially offset by higher foreign currency translation losses in 2011. The increase in Other, net expense for the year ended December 31, 2010 of $12.1 million was primarily due to lower gains in 2010 on equity investments, certain expenses related to the retirement of the Company’s senior notes in November 2010, and the recorded decline in the fair value of the Company's pre-acquisition investment in Quixote Corporation partially offset by lower foreign currency translation losses.

Income Taxes. The provision for income taxes results in effective tax rates different from the statutory rates. The following is a reconciliation between the statutory United States Federal income tax rate and the Company’s effective income tax rate:

	Year Ended December 31,
	2011	2010	2009
Statutory rate	35.0%	35.0%	35.0%
State taxes	2.1	3.3	1.9
Impairment of goodwill	—	—	(23.7)
Changes in valuation allowances	—	—	(6.5)
Tax settlements	—	4.4	—
Changes in tax reserves	—	(9.6)	—
Other, net	1.6	2.0	(0.3)

Effective rate	38.7%	35.1%	6.4%

At December 31, 2011, the Company, excluding TRIP Holdings, had $124.2 million of Federal consolidated net operating loss carryforwards, after the estimated current year utilization of $42.9 million, and tax-effected $5.6 million of state loss carryforwards. TRIP Holdings had $383.3 million in Federal tax loss carryforwards at December 31, 2011. Because TRIP Holdings files a separate tax return from the Company, its tax loss carryforwards can only be used by TRIP Holdings and cannot be used to offset future taxable income of the Company. The Federal tax loss carryforwards are due to expire between 2024 and 2031. We expect TRIP Holdings to begin utilizing their tax loss carryforwards beginning in 2020. Our ability to utilize the tax loss carryforwards that were acquired as part of the Quixote acquisition against future taxable income is subject to restrictions under the Internal Revenue Code. We have established a valuation allowance for Federal, state, and foreign tax operating losses which may not be realizable.

The current provision for income taxes of $30.9 million exceeds expected cash taxes of $12.1 million related to 2011 income due to additional accruals for uncertain tax positions, refunds of excess payments from prior years, and prior year true ups.

Segment Discussion

Rail Group

	Year Ended December 31,			Percent Change
	2011	2010	2009	2011 versus 2010	2010 versus 2009
	($ in millions)
Revenues:
Rail	$1,105.5	$391.9	$776.8	182.1%	(49.5)%
Components	169.2	130.2	118.5	30.0%	9.9%

Total revenues	$1,274.7	$522.1	$895.3	144.1%	(41.7)%
Operating profit (loss)	$77.3	$1.5	$(355.9)
Operating profit (loss) margin	6.1%	0.3%	(39.8)%

Railcar shipments in 2011 increased by 9,315 railcars to approximately 14,065 railcars when compared with 2010. Railcars shipped in 2010 and 2009 were approximately 4,750 and 9,100 railcars, respectively. As of December 31, 2011, our Rail Group backlog was as follows:

	Year Ended December 31,
	2011	2010	2009
	(in millions, except railcars)
External Customers	$1,973.2	$346.6	$75.6
Leasing Group	621.9	111.0	119.8

Total	$2,595.1	$457.6	$195.4

Number of railcars	29,000	5,960	2,320

For the twelve months ended December 31, 2011, our rail manufacturing businesses received orders for approximately 37,100 railcars including a supply agreement with GATX Corporation to deliver 12,500 railcars over a five-year period, significantly increasing the Rail Group backlog. The total amount of the backlog dedicated to the Leasing Group was supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery.

Operating profit for the Rail Group increased $75.8 million for the year ended December 31, 2011 compared to the same period last year. This increase was primarily due to significantly higher volume of railcars delivered during the year. Operating loss for the Rail Group decreased $357.4 million for the year ended December 31, 2010 compared to the prior year. This decrease was primarily due to a $325.0 million goodwill impairment charge during the quarter ended June 30, 2009. The effect of significantly reduced railcar shipments on operating profit during 2010 was partially offset by a reduction in operating expenses.

In the year ended December 31, 2011, railcar shipments included sales to the Leasing Group of $325.5 million compared to $216.8 million in 2010 with a deferred profit of $28.3 million compared to $8.4 million for the year ended December 31, 2010. Sales to the Leasing Group and related profits are included in the operating results of the Rail Group but are eliminated in consolidation. Railcar sales to the Leasing Group for 2009 were $391.6 million with a deferred profit of $22.6 million. Results for the year ended December 31, 2009 included $113.0 million in railcars sold to TRIP Leasing that resulted in a gain of $11.2 million, of which $2.8 million in profit was deferred based on our equity interest. There were no railcar sales to TRIP Leasing during the years ended December 31, 2011 and December 31, 2010.

Global Insight, Inc., an independent industry research firm, has estimated in its first quarter 2012 report that the average age of the North American freight car fleet is approximately 20.8 years, with approximately 35% older than 25 years and has estimated that North American carload traffic will grow by 1.9% in 2012, with an increase of 1.5% for 2013 and 2.6% for 2014 before slowing to 1.7% in 2015, and 1.2% in 2016.

The table below is an average of the most recent estimates of approximate industry railcar deliveries for the next five years from two independent third party research firms, Global Insight, Inc. and Economic Planning Associates, Inc.

2012	55,200
2013	59,600
2014	62,100
2015	61,600
2016	60,000

TILC purchases a portion of our railcar production, financing a portion of the purchase price through a non-recourse warehouse loan facility and periodically refinances those borrowings through equipment financing transactions. In 2011, TILC purchased 26.7% of our railcar production as compared to 51.1% in 2010. On a segment basis, sales to TILC and related profits are included in the operating results of our Rail Group but are eliminated in consolidation.

Construction Products Group

	Year Ended December 31,			Percent Change
	2011	2010	2009	2011 versus 2010	2010 versus 2009
	($ in millions)
Revenues:
Concrete and Aggregates	$182.3	$256.9	$291.4	(29.0)%	(11.8)%
Highway Products	377.0	312.9	238.0	20.5%	31.5%
Other	30.8	9.0	9.1	*	(1.1)%

Total revenues	$590.1	$578.8	$538.5	2.0%	7.5%
Operating profit	$53.4	$47.4	$32.6
Operating profit margin	9.0%	8.2%	6.1%

*not meaningful

Revenues increased slightly for the year ended December 31, 2011 compared to the same period in 2010 primarily due to higher volumes in our Highway Products business and other product lines partially offset by lower revenues in our Concrete and Aggregates business resulting from the divestiture of our asphalt operations in August 2010 and our Central Texas Region ready mix concrete facilities in April 2011. The increase in revenues for the year ended December 31, 2010 compared to the same period in 2009 was attributable to revenues from the acquisition of Quixote Corporation partially offset by a decline in the economic conditions related to the markets served by our Concrete and Aggregates operations and the divestiture of our asphalt operations in August 2010.

Operating profit and operating margin increased for the year ended December 31, 2011 compared to the same period in 2010 as a result of higher Highway Products sales volumes partially offset by reduced Concrete and Aggregates sales volumes. Operating profit and operating margin increased for the year ended December 31, 2010 compared to the same period in 2009 as a result of the Quixote acquisition, higher Highway Products volume, lower operating costs, and $3.8 million in gains recognized from divestitures in our Concrete and Aggregates business.

Inland Barge Group

	Year Ended December 31,			Percent Change
	2011	2010	2009	2011 versus 2010	2010 versus 2009
	($ in millions)
Revenues	$548.5	$422.3	$527.3	29.9%	(19.9)%
Operating profit	$106.4	$69.0	$125.2
Operating profit margin	19.4%	16.3%	23.7%

Revenues and operating profit increased for the year ended December 31, 2011 compared to the prior year due to higher volumes of tank barges and a change in the mix of tank barge types. In addition, the increase in operating profit was affected by the impact, as described in the following table, of two separate flood events in May 2010 and May 2011 at our manufacturing facilities in Tennessee and Missouri, respectively.

	Impact to operating profit as a result of the floods Benefit (Cost)
	Year Ended December 31,
	2011	2010
	(in millions)
Tennessee flood – May 2010
Costs, net of insurance advances related to damages and lost productivity	$—	$(4.6)
Insurance proceeds related to business interruption	6.5	—
Gain on disposition of damaged property, plant, and equipment	0.6	9.7

	$7.1	$5.1
Missouri flood – May 2011
Costs, net of insurance advances related to damages and lost productivity	$(8.6)	$—
Gain on disposition of damaged property, plant, and equipment	17.0	—

	8.4	—

Combined net effect of both floods	$15.5	$5.1

Excluding the net $5.1 million increase in operating profit in 2010 resulting from the effects of the flood, revenues and operating profit decreased for the year ended December 31, 2010 compared to the same period in 2009 due to a change in the mix of tank barge types and a more competitive hopper barge pricing environment. As of December 31, 2011, the backlog for the Inland Barge Group was approximately $494.6 million compared to approximately $508.0 million and approximately $318.8 million as of December 31, 2010 and December 31, 2009, respectively. For multi-year barge orders, the deliveries for 2012 are included in the backlog at this time; deliveries beyond 2012 are not included in the backlog if specific production quantities for future years have not been determined.

Energy Equipment Group

	Year Ended December 31,			Percent Change
	2011	2010	2009	2011 versus 2010	2010 versus 2009
	($ in millions)
Revenues:
Structural wind towers	$245.2	$252.1	$358.3	(2.7)%	(29.6)%
Other	227.6	167.5	151.7	35.9%	10.4%

Total revenues	$472.8	$419.6	$510.0	12.7%	(17.7)%
Operating profit	$8.9	$35.1	$73.8
Operating profit margin	1.9%	8.4%	14.5%

Revenues for the year ended December 31, 2011 increased compared to the same period in 2010 as a result of higher shipments of tank containers and tank heads offsetting lower structural wind tower shipments. Operating profit for the year ended December 31, 2011 decreased compared to the same period in 2010 primarily due to transition issues arising from changes in product mix in the structural wind towers business as well as competitive pricing on structural wind towers, partially offset by increased operating profit in other product lines.

Revenues and operating profit decreased for the year ended December 31, 2010 compared to the same period in 2009 primarily due to lower structural wind tower shipments, reduced operating efficiency from lower production volume, and lower margins on certain wind towers shipped. As of December 31, 2011, the backlog for structural wind towers was approximately $934.3 million compared to approximately $1.0 billion and approximately $1.1 billion as of December 31, 2010 and December 31, 2009, respectively. Approximately 28% of our backlog for structural wind towers, as of December 31, 2011, is expected to be delivered in 2012 with the remainder contracted for delivery in future years. Approximately $412.5 million of this backlog is involved in litigation filed by the Company against one of our structural wind tower customers for breach of contract by failing to comply with the customer’s multi-year, contractual purchase obligations.

Railcar Leasing and Management Services Group

	Year Ended December 31,			Percent Change
	2011	2010	2009	2011 versus 2010	2010 versus 2009
	($ in millions)
Revenues:
Wholly-owned subsidiaries:
Leasing and management	$375.1	$345.4	$329.3	8.6%	4.9%
Railcar sales(1)	59.4	3.1	40.9	*	*

	434.5	348.5	370.2	24.7%	(5.9)%
TRIP Holdings:
Leasing and management	117.5	116.0	—	1.3%	—
Railcar sales(1)	—	—	—	—	—

	117.5	116.0	—	1.3%	—

Total revenues	$552.0	$464.5	$370.2	18.8%	25.5%

Operating profit:
Wholly-owned subsidiaries:
Leasing and management	$156.3	$131.7	$128.5
Railcar sales(1):
Railcars owned one year or less at the time of sale	13.2	0.2	2.1
Railcars owned more than one year at the time of sale	11.8	6.6	18.4

	181.3	138.5	149.0
TRIP Holdings:
Leasing and management	68.8	68.5	—
Railcar sales(1):
Railcars owned one year or less at the time of sale	—	—	—
Railcars owned more than one year at the time of sale	4.4	—	—

	73.2	68.5	—

Total operating profit	$254.5	$207.0	$149.0

Operating profit margin:
Leasing and management	45.7%	43.4%	39.0%
Railcar sales	*	*	*
Total operating profit margin	46.1%	44.6%	40.2%

Fleet utilization:
Wholly-owned subsidiaries	99.3%	99.3%	97.8%
TRIP Holdings	99.9%	99.9%	—
Total fleet	99.5%	99.4%	97.8%

*	Not meaningful
(1)

Effective December 31, 2011, the Company adopted the emerging industry policy of recognizing revenue from the sales of railcars from the lease fleet on a gross basis in leasing revenues and cost of revenues if the railcar has been owned by the lease fleet for one year or less at the time of sale. Sales of railcars from the lease fleet which have been owned by the lease fleet for more than one year are recognized as a net gain or loss from the disposal of a long-term asset. Prior year reported balances have been reclassified to conform to this policy. See Note 1 of the Notes to Consolidated Financial Statements.

Total revenues increased for the year ended December 31, 2011 compared to the prior year primarily due to increased railcar sales from the lease fleet, as well as rental revenues related to additions to the lease fleet and higher rental rates. Total revenues decreased for the year ended December 31, 2010 compared to the prior year due to decreased railcar sales from the lease fleet including $39.4 million in railcar sales to TRIP Leasing for the year ended December 31, 2009, partially offset by increased utilization and rental revenues related to additions to the lease fleet of our wholly-owned subsidiaries. Additionally, due to the adoption of an accounting pronouncement, the Leasing Group's results of operations for the years ended December 31, 2011 and December 31, 2010 include TRIP Holdings and its subsidiaries. See Notes 1 and 6 of the Notes to Consolidated Financial Statements.

Operating profit increased for the year ended December 31, 2011 compared to the prior year due to profit from railcar sales, rental revenues related to additions to the lease fleet, and higher rental rates. Operating profit increased for the year ended December 31, 2010 compared to 2009 due to the inclusion of TRIP Holdings in the Leasing Group's results of operations in 2010 and increased utilization and rental revenues related to lease fleet additions, partially offset by lower profit from railcar sales. Results for the year ended December 31, 2009 included $183.8 million in railcar sales to TRIP Leasing that resulted in the recognition of previously deferred gains of $30.3 million of which $7.6 million were deferred based on our equity interest. There were no railcar sales to TRIP Leasing or TRIP Master Funding during the years ended December 31, 2011 and December 31, 2010.

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

Information regarding the Leasing Group’s lease fleet as of December 31, 2011 follows:

	No. of cars	Average age	Average remaining lease term
Wholly-owned subsidiaries	54,595	6.6	3.5
TRIP Holdings	14,350	4.3	3.1

Total fleet	68,945	6.1	3.4

All Other

	Year Ended December 31,			Percent Change
	2011	2010	2009	2011 versus 2010	2010 versus 2009
	($ in millions)
Revenues	$61.8	$48.5	$48.4	27.4%	0.2%
Operating profit (loss)	$(3.8)	$(11.4)	$0.8

The increase in revenues for the year ended December 31, 2011 compared to the prior year was primarily due to an increase in intersegment sales by our transportation company. Revenues for the year ended December 31, 2010 remained relatively constant when compared to the same period in 2009. Operating losses decreased for the year ended December 31, 2011 compared to the same period in 2010 due to higher intersegment transportation sales. Operating profit decreased for the year ended December 31, 2010 compared to the same period in 2009 primarily due to gains on property dispositions in 2009.

Corporate

	Year Ended December 31,			Percent Change
	2011	2010	2009	2011 versus 2010	2010 versus 2009
	($ in millions)
Operating costs	$43.6	$33.8	$30.8	29.0%	9.7%

The increase in operating costs for the year ended December 31, 2011 compared to 2010 is due to higher incentive and deferred compensation costs. The increase in operating costs for the year ended December 31, 2010 compared to 2009 is due to additional costs from the acquisition of Quixote Corporation.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for each of the last three years:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Total cash provided by (required by)
Operating activities	$104.3	$170.5	$707.3
Investing activities	(85.0)	(308.2)	(187.4)
Financing activities	(22.2)	(120.1)	(69.9)

Net increase (decrease) in cash and cash equivalents	$(2.9)	$(257.8)	$450.0

2011 compared with 2010

Operating Activities. Net cash provided by operating activities for the year ended December 31, 2011 was $104.3 million compared to $170.5 million of net cash provided by operating activities for the same period in 2010. Cash flow provided by operating activities decreased primarily due to an overall increase in accounts receivable and inventories in 2011 compared with 2010 partially offset by higher operating profits in 2011.

Accounts receivables at December 31, 2011 increased by $146.3 million or 63% since December 31, 2010 primarily due to higher receivables from the Rail and Energy Equipment Groups. Raw materials inventory at December 31, 2011 increased by $155.4 million or 92% since December 31, 2010 primarily attributable to higher levels in our Rail and Inland Barge Groups required to meet production demands. Finished goods inventory at December 31, 2011 increased by $20.9 million or 27% since December 31, 2010 primarily attributable to our Rail and Construction Products Groups reflecting higher levels of production arising from increased shipping volumes in our Highway Products business. Accounts payable increased by $73.1 million or 55% since December 31, 2010 primarily due to higher production levels in the business groups mentioned. Accrued liabilities decreased by $14.2 million or 4% from December 31, 2010. We continually review reserves related to bad debt as well as the adequacy of lower of cost or market valuations related to accounts receivables and inventory.

Investing Activities. Net cash required by investing activities for the year ended December 31, 2011 was $85.0 million compared to $308.2 million for the year ended December 31, 2010. Investments in short-term marketable securities decreased by $158.0 million during the year ended December 31, 2011 compared to an increase of $88.0 million during the year ended December 31, 2010. Capital expenditures for the year ended December 31, 2011 were $340.0 million, of which $258.6 million were for net additions to the lease fleet and $29.4 million were for replacement of flood-damaged property. This compares to $254.8 million of capital expenditures for the same period last year, of which $213.8 million were for net additions to the lease fleet and $12.0 million were for replacement of flood-damaged property. Capital expenditures for 2012 are projected to be approximately $400.0 to $475.0 million, including $300.0 to $350.0 million in net lease fleet additions. Proceeds from the sale of property, plant, and equipment and other assets were $139.5 million for the year ended December 31, 2011, comprised primarily of railcar sales from the lease fleet totaling $60.6 million, and proceeds from the disposition of flood-damaged property, plant and equipment of $23.3 million. Proceeds from the sale of property, plant, and equipment and other assets were $84.5 million for the year ended December 31, 2010, comprised primarily of the sale of assets in our Construction Products Group for $30.8 million, railcar sales from the lease fleet totaling $33.6 million, and proceeds from the disposition of flood-damaged property, plant and equipment of $12.0 million. Net cash required related to acquisitions amounted to $42.5 million and $49.9 million for the year ended December 31, 2011 and 2010, respectively.

Financing Activities. Net cash required by financing activities for the years ended December 31, 2011 and 2010 was $22.2 million and $120.1 million, respectively. During the year ended December 31, 2011 we borrowed $1,145.9 million, primarily consisting of $920.0 million to refinance the TRIP Warehouse Loan as described further below, with the remainder primarily from borrowings under our TILC warehouse loan facility. During the year ended December 31, 2011, we retired $1,113.0 million in debt principally consisting of the repayment of the TRIP Warehouse Loan. During the comparable prior year period, Trinity Rail Leasing 2010 LLC (“TRL 2010”) issued $369.2 million in aggregate principal amount of Secured Railcar Equipment Notes which are non-recourse to Trinity. A portion of the proceeds from the TRL 2010 financing was used to retire, in full, our 6.5% Senior Notes due March 2014 and repay a portion of our borrowings under our

TILC warehouse loan facility. Debt retirements during 2010 totaled $363.9 million including $40.0 million in debt assumed as a result of the Quixote acquisition. We also purchased an additional equity interest in TRIP Holdings from one of its other investors for $28.6 million in the comparable prior year period. Restricted cash increased by $33.2 million during 2011. We intend to use our cash and committed credit facilities to fund the operations, expansions, and growth initiatives of the Company.

2010 compared with 2009

Operating Activities. Net cash provided by the operating activities of continuing operations for the year ended December 31, 2010 was $170.5 million compared to $707.3 million of net cash provided by the operating activities of continuing operations for the same period in 2009.

Accounts receivables at December 31, 2010 increased by $62.2 million or 39% since December 31, 2009 due to higher shipping volumes at year end primarily in our Rail and Energy Equipment Groups. Raw materials inventory at December 31, 2010 increased by $72.3 million or 75% since December 31, 2009 primarily attributable to higher levels in our Rail and Energy Equipment Groups required to meet production demands. Finished goods inventory decreased slightly by $9.3 million since December 31, 2009 primarily due to lower finished goods inventory in our Rail Group. Accounts payable increased by $53.4 million or 70% since December 31, 2009 primarily due to higher production activity while accrued liabilities decreased by $59.5 million due to the normal settlement of certain items during the year.

Investing Activities. Net cash required by investing activities of continuing operations for the year ended December 31, 2010 was $308.2 million compared to $187.4 million for the same period in 2009. Capital expenditures for the year ended December 31, 2010 were $254.8 million, of which $213.8 million were for net additions to the lease fleet and $12.0 million were for replacement of flood-damaged property. This compares to $390.4 million of capital expenditures for the same period in 2009, of which $343.0 million were for net additions to the lease fleet. Proceeds from the sale of property, plant, and equipment and other assets were $84.5 million for the year ended December 31, 2010, comprised primarily of the sale of assets in our Construction Products Group for $30.8 million, railcar sales from the lease fleet totaling $33.6 million, and proceeds from the disposition of flood-damaged property, plant and equipment of $12.0 million. This compares to $273.0 million for the same period in 2009 comprised primarily of railcar sales from the lease fleet, which included $144.4 million to TRIP Leasing, and the sale of non-operating assets. Cash required related to acquisitions amounted to $49.9 million, excluding $17.1 million in cash balances acquired from Quixote.

Financing Activities. Net cash required by financing activities during the years ended December 31, 2010 and 2009 was $120.1 million and $69.9 million, respectively. As stated previously, in 2010, TRL 2010 issued $369.2 million in aggregate principal amount of Secured Railcar Equipment Notes which are non-recourse to Trinity. A portion of the proceeds from the TRL 2010 financing was used to retire, in full, our 6.5% Senior Notes due March 2014 and repay a portion of our borrowings under our TILC warehouse loan facility. In addition, during the year ended December 31, 2010, we retired $40.0 million in debt assumed as a result of the Quixote acquisition. We also purchased an additional equity interest in TRIP Holdings from one of its other investors for $28.6 million.

Other Financing Activities

At December 31, 2011 and for the two year period then ended, there were no borrowings under our $425.0 million revolving credit facility. This facility was amended and extended in October 2011 for an additional four years and now matures on October 20, 2016. Interest on the revolving credit facility is calculated at Libor plus 150.0 basis points or prime plus 50.0 basis points. After subtracting $74.1 million and $79.9 million for letters of credit outstanding, there was $350.9 million and $345.1 million available under the revolving credit facility as of December 31, 2011 and 2010, respectively.

As of December 31, 2011, peak borrowings for the year of $308.5 million were outstanding and $166.5 million was available under TILC’s $475 million TILC warehouse loan facility, established to finance railcars owned by TILC. As of December 31, 2010, the facility had $80.2 million outstanding and $394.8 million available. The warehouse loan is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 2.30% at December 31, 2011. In February 2011, the warehouse loan facility was renewed for an additional two years and now matures in February 2013. Amounts outstanding at maturity, absent renewal, will be payable in three installments in August 2013, February 2014, and August 2014.

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

The TRIP Master Funding Secured Railcar Equipment Notes were issued pursuant to an Indenture, dated July 6, 2011 between TRIP Master Funding and Wilmington Trust Company, as indenture trustee, with a final maturity date in July 2041. The TRIP Master Funding Secured Railcar Equipment Notes consist of three classes of notes with the Class A-1a notes bearing interest at 4.37%, the Class A-1b notes bearing interest at Libor plus 2.50%, and the Class A-2 notes bearing interest at 6.02%, all payable monthly. The TRIP Master Funding Secured Railcar Equipment Notes are non-recourse to Trinity, TILC, and the other equity investors in TRIP Holdings and are secured by TRIP Master Funding’s portfolio of railcars and operating leases thereon, its cash reserves and all other assets owned by TRIP Master Funding.

On December 9, 2010, the Company’s Board of Directors authorized a $200 million share repurchase program, effective January 1, 2011. This program replaced the Company’s previous share repurchase program and expires December 31, 2012. No shares were repurchased under this program during the year ended December 31, 2011.

Following a period of weak railcar demand that began in 2009, new orders for railcars improved significantly in 2011 due to increased demand for the shipment of commodities, replacement of older railcars, and federal tax benefits received from taking delivery of railcars in 2011 and 2012. Orders for structural wind towers have been slow since mid-2008 when energy development companies encountered tightened credit markets, lower demand for electricity, and heightened competition arising from lower natural gas prices. The continued slowdown in the residential and commercial construction markets negatively impacted the results of our Construction Products Group as well. We continually assess our manufacturing capacity and take steps to align our production capacity with demand for our products. As a result of our assessment, we adapted to the rapid decline in market conditions that began in 2009 by reducing our production footprint and staffing levels and causing certain facilities to be on non-operating status. Due to improvements in demand, we increased production staff at certain facilities in late 2010 and during 2011. We expect that facilities on non-operating status will be available for future operations to the extent that demand increases further.

Equity Investment

See Note 6 of the Notes to Consolidated Financial Statements.

Future Operating Requirements

We expect to finance future operating requirements with cash on hand, cash flows from operations, and depending on market conditions, short-term and long-term debt, and equity. Debt instruments that the Company has utilized include its revolving credit facility, the TILC warehouse facility, senior notes, convertible subordinated notes, asset-backed securities, and sale/leaseback transactions. The Company has also issued equity at various times. As of December 31, 2011, the Company had unrestricted cash balances of $351.1 million, $350.9 million available under its revolving credit facility and $166.5 million available under its TILC warehouse facility. Despite the volatile conditions in the financial markets, the Company believes it has access to adequate capital resources to fund operating requirements and is an active participant in the credit markets.

Off Balance Sheet Arrangements

See Note 5 of the Notes to Consolidated Financial Statements.

Derivative Instruments

We use derivative instruments to mitigate the impact of changes in interest rates and pricing for zinc, natural gas, and diesel fuel prices, as well as to convert a portion of our variable-rate debt to fixed-rate debt. Additionally, we use derivative instruments to mitigate the impact of unfavorable fluctuations in foreign currency exchange rates. We also use derivatives to lock in fixed interest rates in anticipation of future debt issuances. For derivative instruments designated as hedges, the Company formally documents the relationship between the derivative instrument and the hedged item, as well as the risk management objective and strategy for the use of the derivative instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments, or forecasted transactions. At the time a derivative instrument is entered into, and at least quarterly thereafter, the Company assesses whether the derivative instrument is effective in offsetting the changes in fair value or cash flows of the hedged item. Any change in fair value resulting in ineffectiveness, as defined by accounting standards issued by the FASB, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in AOCL as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedge transaction affects earnings. Trinity monitors its derivative positions and the credit ratings of its counterparties and does not anticipate losses due to counterparties’ non-performance. See Note 3 Fair Value Accounting for discussion of how the Company valued its commodity hedges and interest rate swaps at December 31, 2011.

Interest rate hedges

			Included in accompanying balance sheet at December 31, 2011
	Notional Amount	Interest Rate(1)	Liability	AOCL —loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Interest rate locks:
2005-2006	$200.0	4.87%	—	$(2.3)	—
2006-2007	$370.0	5.34%	—	$10.6	—
TRIP Holdings(2)	$788.5	3.60%	—	$23.4	$17.5
Interest rate swaps:
TRIP Rail Master Funding secured railcar equipment notes	$89.5	2.62%	$4.8	$2.7	$2.0
2008 debt issuance	$474.7	4.13%	$48.9	$46.7	—

(1)	Weighted average fixed interest rate

(2)	Previously classified with interest rate swaps

	Effect on interest expense — increase/(decrease)
				Expected effect during next twelve months(1)
	Year Ended December 31,
	2011	2010	2009
	(in millions)
Interest rate locks:
2005-2006	$(0.4)	$(0.4)	$(0.4)	$(0.3)
2006-2007	$3.5	$3.8	$4.0	$3.4
TRIP Holdings(2)	$17.4	$29.3	—	$6.0
Interest rate swaps:
TILC warehouse	—	$0.5	$2.9	—
TRIP Rail Master Funding secured railcar equipment notes	$1.1	—	—	$1.7
2008 debt issuance	$19.6	$19.7	$21.6	$17.0

(1)	Based on fair value as of December 31, 2011

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

Between 2007 and 2009, TRIP Holdings, as required by its warehouse loan agreement, entered into interest rate swap transactions, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $6.0 million of additional interest expense expected to be recognized during the next twelve months following December 31, 2011. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Rail Master Funding, entered into an interest rate swap transaction with a notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b secured railcar equipment notes.

See Note 11 Debt for a discussion of the related debt instruments.

Other Derivatives

	Effect on operating income — increase/(decrease)
	Year Ended December 31,
	2011	2010	2009
	(in millions)
Fuel hedges(1)
Effect of mark to market valuation	$0.0	$0.0	$(0.3)
Settlements	0.4	(0.1)	(1.2)

	$0.4	$(0.1)	$(1.5)
Foreign exchange hedges(2)	$0.1	$(0.9)	$(1.9)

(1)	Included in cost of revenues in the accompanying consolidated statement of operations

(2)	Included in other, net in the accompanying consolidated statement of operations

Natural gas and diesel fuel

We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheets as of December 31, 2011 and 2010 for these instruments was not significant.

Foreign exchange hedge

We enter into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. These instruments are short term with quarterly maturities and no remaining balance in AOCL as of December 31, 2011 and 2010.

Zinc

We maintain a program to mitigate the impact of fluctuations in the price of zinc purchases. The intent of this program is to protect our operating profit from adverse price changes by entering into derivative instruments. The effect of these derivative instruments on the consolidated financial statements for the years ended December 31, 2011, 2010 and 2009 was not significant.

Stock-Based Compensation

We have a stock-based compensation plan covering our employees and our Board of Directors. See Note 16 of the Notes to Consolidated Financial Statements.

Employee Retirement Plans

As disclosed in Note 14 of the Notes to Consolidated Financial Statements, the projected benefit obligation for the employee retirement plans exceeds the plans’ assets by $74.2 million as of December 31, 2011 as compared to $44.7 million as of December 31, 2010. The change was primarily due to actual investment returns falling short of previous actuarial estimates and a fifty basis point reduction in the obligation discount rate assumption. We continue to sponsor an employee savings plan under the existing 401(k) plan that covers substantially all employees and includes both a company matching contribution and an annual retirement contribution of up to 3% each of eligible compensation based on our performance, as well as a Supplemental Profit Sharing Plan. Both the annual retirement contribution and the company matching contribution are discretionary, requiring board approval, and made annually with the investment of the funds directed by the participants.

Employer contributions for the year ending December 31, 2012 are expected to be $17.3 million for the defined benefit plans compared to $15.4 million contributed during 2011. Employer contributions to the 401(k) plans and the Supplemental Profit Sharing Plan for the year ending December 31, 2012 are expected to be $9.3 million compared to $8.2 million during 2011.

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

Contractual Obligations and Commercial Commitments

As of December 31, 2011, we had the following contractual obligations and commercial commitments:

		Payments Due by Period
Contractual Obligations and Commercial Commitments	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
	(in millions)
Debt and capital lease obligations:
Debt:
Parent and wholly-owned subsidiaries, excluding unamortized debt discount	$2,124.9	$80.0	$452.5	$503.2	$1,089.2
TRIP Holdings	901.2	41.0	142.5	65.3	652.4
Capital lease obligations	48.6	2.8	6.0	6.8	33.0
Interest	1,055.2	153.1	281.1	229.4	391.6

	4,129.9	276.9	882.1	804.7	2,166.2
Operating leases	12.6	4.3	4.1	2.3	1.9
Obligations for purchase of goods and services[1]	399.6	388.8	10.3	0.5	—
Letters of credit	74.1	69.2	4.9	—	—
Leasing Group — operating leases related to sale/leaseback transactions	633.5	52.8	106.5	99.0	375.2
Other	10.9	5.6	3.0	2.3	—

Total	$5,260.6	$797.6	$1,010.9	$908.8	$2,543.3

[1]	Includes $347.5 million in purchase obligations for raw materials and components principally by the Rail, Inland Barge, and Energy Equipment Groups.

As of December 31, 2011 and 2010, we had approximately $65.8 million and $48.0 million, respectively, of tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities. See Note 13 of the Notes to Consolidated Financial Statements.

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

Goodwill

Goodwill is required to be tested for impairment annually, or on an interim basis, whenever events or circumstances change, indicating that the carrying amount of the goodwill might be impaired. The goodwill impairment test is a two-step process requiring the comparison of the reporting unit’s estimated fair value with the carrying amount of its net assets. Step two of the impairment test is necessary to determine the amount of goodwill impairment to be recorded when the reporting unit’s recorded net assets exceed its fair value. Impairment is assessed at the “reporting unit” level by applying a fair value-based test for each unit with recorded goodwill. The estimates and judgments that most significantly affect the fair value calculations are assumptions related to revenue and operating profit growth, discount rates and exit multiples. Due to an overall market decline for products in the Rail Group during the second quarter of 2009, we concluded that indications of impairment existed that required an interim goodwill impairment analysis. Accordingly, we tested the Rail Group’s goodwill for impairment as of June 30, 2009 and recorded a charge of $325.0 million during the second quarter of 2009. As of December 31, 2011, the Company’s annual impairment test of goodwill was completed at the reporting unit level and no additional impairment charges were determined to be necessary. See Note 1 of the Notes to Consolidated Financial Statements for further explanation.

Given the uncertainties of the economy and its potential impact on our businesses, there can be no assurance that our estimates and assumptions regarding the fair value of our reporting units, made for the purposes of the long-lived asset and goodwill impairment tests, will prove to be accurate predictions of the future. If our assumptions regarding forecasted cash flows are not achieved, it is possible that additional impairments of remaining goodwill and long-lived assets may be required.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method prescribed by ASC 740. See Note 13 in the Notes to Consolidated Financial Statements. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases using currently enacted tax rates. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Management is required to estimate the timing of the recognition of deferred tax assets and liabilities, make assumptions about the future deductibility of deferred tax assets and assess deferred tax liabilities based on enacted law and tax rates for the appropriate tax jurisdictions to determine the amount of such deferred tax assets and liabilities. Changes in the calculated deferred tax assets and liabilities may occur in certain circumstances, including statutory income tax rate changes, statutory tax law changes, changes in the anticipated timing of recognition of deferred tax assets and liabilities or changes in the structure or tax status of the Company. The Company assesses whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, both positive and negative, using a more likely than not standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses; a forecast of future profitability; the duration of statutory carryback and carryforward periods; the Company’s experience with tax attributes expiring unused; and tax planning alternatives.

At December 31, 2011, the Company, excluding TRIP Holdings, had $124.2 million of Federal consolidated net operating loss carryforwards, after the estimated current year utilization of $42.9 million, and tax-effected $5.6 million of state loss carryforwards. TRIP Holdings had $383.3 million in Federal tax loss carryforwards at December 31, 2011. Because TRIP Holdings files a separate tax return from the Company, its tax loss carryforwards can only be used by TRIP Holdings and cannot be used to offset future taxable income of the Company. The Federal tax loss carryforwards are due to expire between 2024 and 2031. Our ability to utilize the tax loss carryforwards that were acquired as part of the Quixote acquisition against future taxable income is subject to restrictions under the Internal Revenue Code. We have established a valuation allowance for Federal, state, and foreign tax operating losses which may not be realizable.

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

Pensions

The Company sponsors defined benefit plans which provide retirement income and death benefits for certain eligible employees. The Company’s pension costs and liabilities are primarily determined using actuarial assumptions regarding the long-term rate of return on plan assets and the discount rate used to determine the present value of future benefit obligations. The compensation increase rate assumption pertains solely to the pension plan of the Company’s Inland Barge segment as the accrued benefits of the Company’s remaining pension plans were frozen in 2009. Pension assumptions are reviewed annually by outside actuaries and the Company’s management. These actuarial assumptions are summarized in the following table:

	Year Ended December 31,
	2011	2010	2009
Assumptions used to determine benefit obligations at the annual measurement date were:
Obligation discount rate	5.40%	5.90%	6.10%
Compensation increase rate	3.00%	3.00%	3.00%

Assumptions used to determine net periodic benefit costs were:
Obligation discount rate	5.90%	6.10%	6.50%
Long-term rate of return on plan assets	7.75%	7.75%	7.75%
Compensation increase rate	3.00%	3.00%	4.00%

The obligation discount rate assumption is determined by deriving a single discount rate from a theoretical settlement portfolio of high quality corporate bonds sufficient to provide for the plans’ projected benefit payments. The expected long-term rate of return on plan assets is an assumption reflecting the anticipated weighted average rate of earnings on the portfolio over the long-term. To arrive at this rate, we developed estimates based upon the anticipated performance of the assets in its portfolio. The effect of a change in either of these assumptions on the net retirement cost for the year ended December 31, 2011 and on the projected benefit obligations at December 31, 2011 is summarized as follows:

	Effect on Net Retirement Cost for the Year Ended December 31, 2011	Effect on Projected Benefit Obligations at December 31, 2011
	Increase/(decrease) (in millions)
Assumptions:
Obligation discount rate:
Increase of 50 basis points	$(0.2)	$(22.1)
Decrease of 50 basis points	$0.4	$23.5
Long-term rate of return on plan assets:
Increase of 50 basis points	$(1.5)	$—
Decrease of 50 basis points	$1.5	$—

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our earnings could be affected by changes in interest rates due to the impact those changes have on our variable rate debt obligations, which represented approximately 30.8% of our total debt as of December 31, 2011. If interest rates average one percentage point more in fiscal year 2012 than they did during 2011, our interest expense would increase by $3.9 million, after considering the effects of interest rate hedges. In comparison, at December 31, 2010, we estimated that if interest rates averaged one percentage point more in fiscal year 2011 than they did during the year ended December 31, 2010, our interest expense would increase by $3.0 million. The impact of an increase in interest rates was determined based on the impact of the hypothetical change in interest rates and scheduled principal payments on our variable-rate debt obligations as of December 31, 2011 and 2010. A one percentage point increase in the interest rate yield would decrease the fair value of the fixed rate debt by approximately $166.8 million. A one percentage point decrease in the interest rate yield would increase the fair value of the fixed rate debt by approximately $193.1 million.

Trinity uses derivative instruments to mitigate the impact of increases in natural gas, diesel fuel prices, and zinc. Existing hedge transactions as of December 31, 2011 are based on the New York Mercantile Exchange for natural gas and heating oil. Hedge transactions are settled with the counterparty in cash. At December 31, 2011 and December 31, 2010 the effect on the consolidated balance sheets was insignificant. The effect on the consolidated statement of operations for the year ended December 31, 2011 was operating income of $0.2 million, and for the year ended December 31, 2010 was operating expense of $0.1 million. We estimate that the impact to earnings and the balance sheet that could result from hypothetical price changes of up to 10% is not significant based on hedge positions at December 31, 2011.

In addition, we are subject to market risk related to our net investments in our foreign subsidiaries. The net investment in foreign subsidiaries as of December 31, 2011 was $188.4 million. The impact of such market risk exposures as a result of foreign exchange rate fluctuations has not been material to us. See Note 12 of the Notes to Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data.

Trinity Industries, Inc.

Due to the adoption of an accounting pronouncement, Accounting Standards Codification (“ASC”) 810-10, which became effective January 1, 2010, the Consolidated Balance Sheets as of December 31, 2011 and 2010, and the Consolidated Statements of Operations, Cash Flows, and Stockholder’s Equity for the years ended December 31, 2011 and 2010, include the financial position and results of operations of TRIP Rail Holdings LLC (“TRIP Holdings”) and its subsidiary. See Notes 1 and 6 of the Notes to Consolidated Financial Statements for an explanation of the effect of this pronouncement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

    Trinity Industries, Inc.

We have audited Trinity Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trinity Industries, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Trinity Industries, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trinity Industries, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2011 of Trinity Industries, Inc. and Subsidiaries and our report dated February 16, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas

February 16, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

    Trinity Industries, Inc.

We have audited the accompanying consolidated balance sheets of Trinity Industries, Inc. and Subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trinity Industries, Inc. and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, during the year ended December 31, 2010, the Company adopted a new accounting standard relating to consolidation of variable interest entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trinity Industries, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas

February 16, 2012

Trinity Industries, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2011	2010	2009
	(in millions, except per share data)
Revenues:
Manufacturing	$2,523.7	$1,691.0	$2,050.7
Leasing	551.4	464.5	370.2

	3,075.1	2,155.5	2,420.9
Operating costs:
Cost of revenues:
Manufacturing	2,164.7	1,434.7	1,712.5
Leasing	290.3	244.0	226.7
Other	27.9	10.9	25.7

	2,482.9	1,689.6	1,964.9
Selling, engineering, and administrative expenses:
Manufacturing	142.2	132.3	142.5
Leasing	23.4	20.1	12.9
Other	43.5	33.9	30.7

	209.1	186.3	186.1
Goodwill impairment	—	—	325.0
Gain on disposition of property, plant, and equipment:
Net gains on lease fleet sales	16.2	6.6	18.4
Disposition of flood-damaged property, plant, and equipment	17.6	9.7	—
Other	8.4	7.9	5.8

	42.2	24.2	24.2

Total operating profit (loss)	425.3	303.8	(30.9)
Other (income) expense:
Interest income	(1.5)	(1.4)	(1.7)
Interest expense	185.3	182.1	123.2
Other, net	4.0	6.8	(5.3)

	187.8	187.5	116.2

Income (loss) before income taxes	237.5	116.3	(147.1)
Provision (benefit) for income taxes:
Current	30.9	(19.2)	14.4
Deferred	60.9	60.1	(23.8)

	91.8	40.9	(9.4)

Net income (loss)	145.7	75.4	(137.7)
Net income attributable to noncontrolling interest	3.5	8.0	—

Net income (loss) attributable to Trinity Industries, Inc.	$142.2	$67.4	$(137.7)

Net income (loss) attributable to Trinity Industries, Inc. per common share:
Basic	$1.77	$0.85	$(1.81)
Diluted	$1.77	$0.85	$(1.81)
Weighted average number of shares outstanding:
Basic	77.5	76.8	76.4
Diluted	77.8	77.0	76.4
Dividends declared per common share	$0.35	$0.32	$0.32

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
	(in millions)
ASSETS
Cash and cash equivalents	$351.1	$354.0
Short-term marketable securities	—	158.0
Receivables, net of allowance for doubtful accounts of $8.3 and $5.5	384.3	232.0
Income tax receivable	1.6	7.4
Inventories:
Raw materials and supplies	324.8	169.4
Work in process	125.6	83.3
Finished goods	99.5	78.6

	549.9	331.3
Restricted cash, including TRIP Holdings of $74.6 and $46.0	240.3	207.1
Property, plant, and equipment, at cost, including TRIP Holdings of $1,257.7 and $1,282.1	5,407.9	5,202.2
Less accumulated depreciation, including TRIP Holdings of $122.7 and $90.3	(1,228.4)	(1,090.2)

	4,179.5	4,112.0
Goodwill	225.9	197.6
Other assets	188.4	160.6

	$6,121.0	$5,760.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$207.4	$132.8
Accrued liabilities	421.3	375.6
Debt:
Recourse, net of unamortized discount of $99.8 and $111.1	457.7	450.3
Non-recourse:
Parent and wholly-owned subsidiaries	1,616.0	1,453.5
TRIP Holdings	901.2	1,003.9

	2,974.9	2,907.7
Deferred income	38.7	33.6
Deferred income taxes	434.7	391.0
Other liabilities	95.7	73.6

	4,172.7	3,914.3
Stockholders’ equity:
Preferred stock — 1.5 shares authorized and un-issued	—	—
Common stock — shares authorized — 200.0; shares issued and outstanding at December 31, 2011 — 81.7; at December 31, 2010 — 81.7	81.7	81.7
Capital in excess of par value	626.5	606.1
Retained earnings	1,314.7	1,200.5
Accumulated other comprehensive loss	(134.0)	(95.5)
Treasury stock — at December 31, 2011 — 1.5 shares; at December 31, 2010 — 1.9 shares	(25.1)	(28.0)

	1,863.8	1,764.8
Noncontrolling interest	84.5	80.9

	1,948.3	1,845.7

	$6,121.0	$5,760.0

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Operating activities:
Net income (loss)	$145.7	$75.4	$(137.7)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	—	—	325.0
Depreciation and amortization	192.9	189.6	160.8
Stock-based compensation expense	23.5	15.7	13.5
Excess tax benefits from stock-based compensation	(3.2)	(0.6)	—
Provision (benefit) for deferred income taxes	60.9	60.1	(23.8)
Net gains on sales of railcars owned more than one year at the time of sale	(16.2)	(6.6)	(18.4)
Gain on disposition of property, plant, equipment, and other assets	(8.4)	(7.9)	(5.8)
Gain on disposition of flood-damaged property, plant, and equipment	(17.6)	(9.7)	—
Other	19.3	5.0	8.8
Changes in assets and liabilities:
(Increase) decrease in receivables	(146.3)	(62.2)	91.5
(Increase) decrease in income tax receivable	5.8	3.8	87.5
(Increase) decrease in inventories	(212.2)	(88.7)	380.1
(Increase) decrease in other assets	(13.5)	27.8	(24.1)
Increase (decrease) in accounts payable	73.1	53.4	(140.8)
Increase (decrease) in accrued liabilities	(14.2)	(59.5)	(20.5)
Increase (decrease) in other liabilities	14.7	(25.1)	11.2

Net cash provided by operating activities	104.3	170.5	707.3

Investing activities:
(Increase) decrease in short-term marketable securities	158.0	(88.0)	(70.0)
Proceeds from sales of railcars owned more than one year at the time of sale	60.6	33.6	154.3
Proceeds from lease fleet sales — sale and leaseback	44.4	—	103.6
Proceeds from disposition of property, plant, equipment, and other assets	11.2	38.9	15.1
Proceeds from disposition of flood-damaged property, plant, and equipment	23.3	12.0	—
Capital expenditures — leasing, net of railcars owned one year or less at the time of sale	(258.6)	(213.8)	(343.0)
Capital expenditures — manufacturing and other	(52.0)	(29.0)	(47.4)
Capital expenditures — replacement of flood-damaged property, plant, and equipment	(29.4)	(12.0)	—
Acquisitions, net of cash acquired	(42.5)	(49.9)	—

Net cash required by investing activities	(85.0)	(308.2)	(187.4)

Financing activities:
Proceeds from issuance of common stock, net	2.1	1.7	1.1
Excess tax benefits from stock-based compensation	3.2	0.6	—
Payments to retire debt — assumed debt of Quixote	—	(40.0)	—
Payments to retire debt — other	(1,113.0)	(363.9)	(294.0)
Proceeds from issuance of debt	1,145.9	363.5	281.1
Stock repurchases	—	—	(6.3)
(Increase) decrease in restricted cash	(33.2)	(25.4)	(26.5)
Purchase of additional interest in TRIP Holdings	—	(28.6)	—
Dividends paid to common shareholders	(27.2)	(25.4)	(25.3)
Distribution to noncontrolling interest	—	(2.6)	—

Net cash (required) provided by financing activities	(22.2)	(120.1)	(69.9)

Net (decrease) increase in cash and cash equivalents	(2.9)	(257.8)	450.0
Cash and cash equivalents at beginning of period	354.0	611.8	161.8

Cash and cash equivalents at end of period	$351.1	$354.0	$611.8

Interest paid for the years ended December 31, 2011, 2010, and 2009, was $154.9 million, $160.5 million, and $101.4 million, respectively. There was no capitalized interest in the years ended December 31, 2011, 2010, and 2009. Tax payments made, net of refunds received, for the year ended December 31, 2011 were $2.5 million. Tax refunds received, net of payments made, for the years ended December 31, 2010 and 2009 were $16.0 million and $85.6 million, respectively.

Non-cash investing and financing activity: During the year ended December 31, 2009, the Company acquired $56.6 million of equipment on lease through the assumption of capital lease obligations.

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock				Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	$1 Par Value	Capital in Excess of Par Value	Retained Earnings		Shares	Cost	Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	(in millions, except par value)
Balances at December 31, 2008	81.7	$81.7	$612.7	$1,427.0	$(161.3)	(2.3)	$(47.8)	$1,912.3	$—	$1,912.3
Net loss	—	—	—	(137.7)	—	—	—	(137.7)	—	(137.7)
Other comprehensive loss, net of tax:
Change in funded status of pension liability	—	—	—	—	35.6	—	—	35.6	—	35.6
Unrealized gain on derivative financial instruments	—	—	—	—	27.8	—	—	27.8	—	27.8
Other changes	—	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)

Comprehensive net loss								(74.4)	—	(74.4)
Cash dividends on common stock	—	—	—	(25.3)	—	—	—	(25.3)	—	(25.3)
Restricted shares issued, net	—	—	(12.6)	—	—	0.5	12.6	—	—	—
Shares repurchased	—	—	—	—	—	(0.8)	(6.3)	(6.3)	—	(6.3)
Stock options exercised	—	—	(0.6)	—	—	0.1	1.7	1.1	—	1.1
Income tax expense from stock options exercised	—	—	(2.1)	—	—	—	—	(2.1)	—	(2.1)
Stock-based compensation expense	—	—	1.0	—	—	—	—	1.0	—	1.0
Other	—	—	—	(0.1)	—	—	0.1	—	—	—

Balances at December 31, 2009	81.7	$81.7	$598.4	$1,263.9	$(98.0)	(2.5)	$(39.7)	$1,806.3	$—	$1,806.3
Cumulative effect of consolidating TRIP Holdings (see Notes 1 and 6)	—	—	—	(105.4)	—	—	—	(105.4)	129.9	24.5

Balances at December 31, 2009 as adjusted	81.7	81.7	598.4	1,158.5	(98.0)	(2.5)	(39.7)	1,700.9	129.9	1,830.8
Net income	—	—	—	67.4	—	—	—	67.4	8.0	75.4
Other comprehensive income (loss), net of tax:
Change in funded status of pension liability	—	—	—	—	8.7	—	—	8.7	—	8.7
Unrealized loss on derivative financial instruments	—	—	—	—	(7.3)	—	—	(7.3)	(9.1)	(16.4)
Other changes	—	—	—	—	1.1	—	—	1.1	—	1.1

Comprehensive net income (loss)								69.9	(1.1)	68.8
Purchase of additional interest in TRIP Holdings	—	—	10.3	—	—	—	—	10.3	(47.9)	(37.6)
Cash dividends on common stock	—	—	—	(25.4)	—	—	—	(25.4)	—	(25.4)
Restricted shares issued, net	—	—	(2.3)	—	—	0.4	9.2	6.9	—	6.9
Stock options exercised	—	—	(0.8)	—	—	0.1	2.5	1.7	—	1.7
Income tax expense from stock options exercised	—	—	(0.2)	—	—	—	—	(0.2)	—	(0.2)
Stock-based compensation expense	—	—	0.6	—	—	—	—	0.6	—	0.6
Other	—	—	0.1	—	—	0.1	—	0.1	—	0.1

Balances at December 31, 2010	81.7	$81.7	$606.1	$1,200.5	$(95.5)	(1.9)	$(28.0)	$1,764.8	$80.9	$1,845.7
Net income	—	—	—	142.2	—	—	—	142.2	3.5	145.7
Other comprehensive income, net of tax:
Change in funded status of pension liability	—	—	—	—	(28.6)	—	—	(28.6)	—	(28.6)
Unrealized loss on derivative financial instruments	—	—	—	—	0.1	—	—	0.1	0.1	0.2

Comprehensive net income								113.7	3.6	117.3
Cash dividends on common stock	—	—	—	(28.0)	—	—	—	(28.0)	—	(28.0)
Restricted shares issued, net	—	—	6.7	—	—	0.2	0.3	7.0	—	7.0
Stock options exercised	—	—	(0.5)	—	—	0.2	2.6	2.1	—	2.1
Income tax benefit from stock options exercised	—	—	3.5	—	—	—	—	3.5	—	3.5
Stock-based compensation expense	—	—	0.6	—	—	—	—	0.6	—	0.6
Reclassification of purchase of additional interest in TRIP Holdings	—	—	15.5	—	(15.5)	—	—	—	—	—
Tax expense allocation related to TRIP Holdings unrealized loss on derivative financial instruments	—	—	(5.5)	—	5.5	—	—	—	—	—
Other	—	—	0.1	—	—	—	—	0.1	—	0.1

Balances at December 31, 2011	81.7	$81.7	$626.5	$1,314.7	$(134.0)	(1.5)	$(25.1)	$1,863.8	$84.5	$1,948.3

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

On January 1, 2010, the Company adopted the provisions of a new accounting standard, Accounting Standards Codification (“ASC”) 810-10, requiring the inclusion of the consolidated financial statements of TRIP Holdings and subsidiary in the consolidated financial statements of the Company as of January 1, 2010. Prior to January 1, 2010, the Company’s investment in TRIP Holdings was accounted for using the equity method. Accordingly, the consolidated balance sheets of the Company as of December 31, 2011 and 2010 and the consolidated statements of operations, cash flows, and stockholders’ equity for the years ended December 31, 2011 and 2010 include the accounts of all subsidiaries including TRIP Holdings. As a result of adopting this pronouncement, we determined the effects on Trinity’s consolidated financial statements as if TRIP Holdings had been included in the Company’s consolidated financial statements from TRIP Holdings’ inception and recorded a charge to retained earnings of $105.4 million, net of $57.7 million of tax benefit, and a noncontrolling interest of $129.9 million as of January 1, 2010. Prior periods were not restated. All significant intercompany accounts and transactions have been eliminated. Profits have been deferred on sales of railcars from the Rail or Leasing Group to TRIP Holdings and will be amortized over the life of the related equipment. Additionally, any future profits on the sale of railcars to TRIP Holdings will be deferred and amortized over the life of the related equipment. The noncontrolling interest represents the non-Trinity equity interest in TRIP Holdings. In September 2010, Trinity increased its ownership interest in TRIP Holdings to 57%. The effect of adopting this accounting standard was an increase to income from continuing operations and net income attributable to Trinity Industries, Inc. of $5.3 million or $0.07 per share in 2010. See Note 6 Investment in TRIP Holdings for further discussion.

Stockholders’ Equity

On December 9, 2010, the Company’s Board of Directors authorized a $200 million share repurchase program, effective January 1, 2011. This program replaced the Company’s previous share repurchase program and expires December 31, 2012. No shares were repurchased under this program for the year ended December 31, 2011.

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

Effective December 31, 2011, the Company adopted the emerging industry policy of recognizing revenue from the sales of railcars from the lease fleet on a gross basis in leasing revenues and cost of revenues if the railcar has been owned by the lease fleet for one year or less at the time of sale. Sales of railcars from the lease fleet that have been owned by the lease fleet for more than one year are recognized as a net gain or loss from the disposal of a long-term asset. Prior year reported balances have been reclassified to conform to this policy resulting in a decrease in revenue of $33.6 million and $154.3 million for the years ended December 31, 2010 and 2009, respectively. Additionally, this change resulted in additional cash flow provided by operating activities with an offsetting decrease in cash flow from investing activities of $0.3 million and $2.1 million for the years ended December 31, 2010 and 2009, respectively.

Income Taxes

The liability method is used to account for income taxes. Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances reduce deferred tax assets to an amount that will more likely than not be realized.

The Company regularly evaluates the likelihood of realization of tax benefits derived from positions it has taken in various federal and state filings after consideration of all relevant facts, circumstances, and available information. For those tax benefits deemed more likely than not that will be sustained, the Company recognizes the benefit it believes is cumulatively greater than 50% likely to be realized. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of recorded reserves, the effective tax rate in a given financial statement period could be materially impacted.

Financial Instruments

The Company considers all highly liquid debt instruments to be either cash and cash equivalents if purchased with a maturity of three months or less or short-term marketable securities if purchased with a maturity of more than three months and less than one year.

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments, short-term marketable securities, and receivables. The Company places its cash investments and short-term marketable securities in bank deposits and investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer. Concentrations of credit risk with respect to receivables are limited due to control procedures to monitor the credit worthiness of customers, the large number of customers in the Company’s customer base, and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance for doubtful accounts based upon the expected collectability of all receivables. Receivable balances determined to be uncollectible are charged against the allowance. The carrying values of cash, receivables and accounts payable are considered to be representative of their respective fair values. One customer accounted for approximately 21% of the total receivables balance outstanding at December 31, 2011 and paid approximately 69% of their balance to date in 2012.

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

Long-lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used for potential impairment. The carrying value of long-lived assets to be held and used is considered impaired only when their carrying value is not recoverable through undiscounted future cash flows and the fair value of the assets is less than their carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the estimated cost to dispose of the assets. Impairment losses were not material for the years ended December 31, 2011, 2010, and 2009.

Goodwill and Intangible Assets

Goodwill is required to be tested for impairment annually, or on an interim basis whenever events or circumstances change, indicating that the carrying amount of the goodwill might be impaired. The goodwill impairment test is a two-step process with step one requiring the comparison of the reporting unit’s estimated fair value with the carrying amount of its net assets. Step two of the impairment test is necessary to determine the amount of goodwill impairment to be recorded when the reporting unit’s recorded net assets exceed its fair value. Impairment is assessed at the “reporting unit” level by applying a fair value-based test for each unit with recorded goodwill. The estimates and judgments that most significantly affect the fair value calculations are assumptions related to revenue and operating profit growth, discount rates and exit multiples. Due to an overall market decline for products in the Rail Group during the second quarter of 2009, we concluded that indications of impairment existed that required an interim goodwill impairment analysis. Accordingly, we tested the Rail Group’s goodwill for impairment as of June 30, 2009 and recorded a charge of $325.0 million during the second quarter of 2009. See Note 9 Goodwill for further explanation and results of this test. As of December 31, 2011 and 2010, the Company’s annual impairment test of goodwill was completed at the reporting unit level and no additional impairment charges were determined to be necessary.

Intangible assets with defined useful lives, which as of December 31, 2011 had net book values of $24.7 million, are amortized over their estimated useful lives, and are also evaluated for potential impairment at least annually. Impairment losses were not material for the years ended December 31, 2011, 2010, and 2009.

Restricted Cash

Restricted cash consists of cash and cash equivalents that are held as collateral for the Company’s non-recourse debt and lease obligations and as such are restricted in use.

Insurance

The Company is effectively self-insured for workers’ compensation. A third party administrator is used to process claims. We accrue our workers’ compensation liability based upon independent actuarial studies.

Warranties

Depending on the product, the Company provides warranties against materials and manufacturing defects generally ranging from one to five years. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been asserted by customers. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. The Company provides for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties, and assesses the adequacy of the resulting reserves on a quarterly basis.

Foreign Currency Translation

Operations outside the United States prepare financial statements in currencies other than the United States dollar. The income statement amounts are translated at average exchange rates for the year, while the assets and liabilities are translated at year-end exchange rates. Translation adjustments are accumulated as a separate component of stockholders’ equity and other comprehensive loss. The functional currency of our Mexico operations is considered to be the United States dollar.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. Accordingly, the Company adopted this new standard on January 1,

2012. The adoption of ASU 2011-05 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in the format of the current presentation.

In June 2009, the FASB issued a new accounting standard, ASC 810-10, which amended the previous accounting rules for consolidation of variable interest entities. The new standard replaced the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly affect its economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity. Additionally, the new standard provided more timely and useful information about an enterprise’s involvement with a variable interest entity. This standard was effective for annual reporting periods beginning after November 15, 2009. Accordingly, the Company adopted this new standard on January 1, 2010. See Note 6 Investment in TRIP Holdings for additional explanation of the effects of implementing this pronouncement as it applies to our investment in TRIP Holdings.

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

Reclassifications and Revisions

Certain prior year balances have been reclassified in the Consolidated Statements of Operations and Cash Flows to conform to the 2011 presentations related to the presentation of lease fleet railcar sales. The effect of properly classifying deferred loan issuance costs incurred in the Consolidated Statements of Cash Flows from an operating activity within the change in other assets to a financing activity to properly state such costs as financing activities, amounted to $6.6 million and $19.0 million for the years ended December 31, 2010 and 2009, respectively. See Note 19 Selected Quarterly Financial Data for further discussion.

Note 2. Acquisitions and Divestitures

For the year ended December 31, 2011, all of our acquisition and divestiture activity occurred in the Construction Products Group. This activity consisted of four acquisitions and one divestiture. In February 2010, the Company acquired Quixote Corporation (“Quixote”), a leading manufacturer of energy-absorbing highway crash cushions, truck-mounted attenuators, and other transportation products, for a total cost of $58.1 million. In addition, the Company assumed $40.0 million in debt that was subsequently retired in the first quarter of 2010. Based on its valuation of the net assets acquired, Trinity recorded goodwill of $22.7 million and $24.2 million in intangible assets primarily consisting of the acquisition-date fair value allocated to patents, trade names and customer relationships that are being amortized over their estimated economic life which generally ranges from four to twenty years and. As a result of the acquisition, the Company recorded transaction-related expenses of $4.6 million including a $1.5 million write-down of its pre-acquisition investment in Quixote classified as other selling, engineering, and administrative costs. In addition to the transaction-related expenses listed above, there was a $1.8 million reclassification of previously-recognized charges from AOCL to earnings representing the decline in fair value of the Company’s pre-acquisition investment in Quixote, included in other, net in the consolidated statement of operations. See Note 12 Other, Net and Note 15 Accumulated Other Comprehensive Loss.

Acquisition and divestiture activity for 2011 and 2010 is summarized as follows. There was no acquisition and divestiture activity in 2009:

	Acquisitions			Divestitures
	Total cost	Net cash paid during the year	Goodwill recorded	Proceeds	Gain recognized	Goodwill charged off
	(in millions)
2011:
Construction Products Group	$56.4	$42.5	$29.3	$8.3	$0.7	$1.0
2010:
Construction Products Group
Quixote	$58.1	$39.9	$22.7	$—	$—	$—
Other	5.0	5.0	4.0	30.8	3.8	16.5

	63.1	44.9	26.7	30.8	3.8	16.5
Energy Equipment Group	7.4	5.0	6.6	—	—	—

	$70.5	$49.9	$33.3	$30.8	$3.8	$16.5

Note 3. Fair Value Accounting

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of December 31, 2011
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$246.6	$—	$—	$246.6
Restricted cash	240.3	—	—	240.3
Equity call agreement with TRIP Holdings equity investor(1)	—	—	0.7	0.7

Total assets	$486.9	$—	$0.7	$487.6

Liabilities:
Interest rate hedges(2)
Wholly-owned subsidiary	$—	$48.9	$—	$48.9
TRIP Holdings	—	4.8	—	4.8
Equity put agreement with TRIP Holdings equity investor(3)	—	—	3.1	3.1
Fuel derivative instruments(1)	—	0.1	—	0.1

Total liabilities	$—	$53.8	$3.1	$56.9

	Fair Value Measurement as of December 31, 2010
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$286.0	$—	$—	$286.0
Short-term marketable securities	158.0	—	—	158.0
Restricted cash	207.1	—	—	207.1
Fuel derivative instruments(1)	—	0.1	—	0.1

Total assets	$651.1	$0.1	$—	$651.2

Liabilities:
Interest rate hedges(2)
Wholly-owned subsidiary	$—	$45.7	$—	$45.7
TRIP Holdings	—	48.3	—	48.3

Total liabilities	$—	$94.0	$—	$94.0

(1)	Included in other assets on the consolidated balance sheet.

(2)	Included in accrued liabilities on the consolidated balance sheet.

(3)	Included in other liabilities on the consolidated balance sheet.

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

The carrying amounts and estimated fair values of our long-term debt were as follows:

	December 31, 2011		December 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Recourse:
Convertible subordinated notes	$450.0	$439.4	$450.0	$448.3
Less: unamortized discount	(99.8)		(111.1)

	350.2		338.9
Capital lease obligations	48.6	48.6	51.2	51.2
Term loan	54.7	55.7	57.4	54.2
Other	4.2	4.2	2.8	2.8

	457.7	547.9	450.3	556.5
Non-recourse:
2006 secured railcar equipment notes	269.3	278.5	283.2	302.8
Promissory notes	465.5	448.6	493.8	482.2
2009 secured railcar equipment notes	218.4	228.6	229.2	256.1
2010 secured railcar equipment notes	354.3	333.1	367.1	345.5
TILC warehouse facility	308.5	308.5	80.2	80.2
TRIP Holdings senior secured notes	61.2	61.6	—	—
TRIP Master Funding secured railcar equipment notes	840.0	834.9	—	—
TRIP Holdings warehouse loan	—	—	1,003.9	994.0

	2,517.2	2,493.8	2,457.4	2,460.8

Total	$2,974.9	$3,041.7	$2,907.7	$3,017.3

The estimated fair value of our convertible subordinated notes was based on a quoted market price as of December 31, 2011 and 2010, respectively. The estimated fair values of our 2006, 2009, and 2010 secured railcar equipment notes, promissory notes, TRIP Holdings senior secured notes, TRIP Master Funding secured railcar equipment notes, TRIP Holdings warehouse loan, and term loan are based on our estimate of their fair value as of December 31, 2011 and 2010, respectively. These values were determined by discounting their future cash flows at the current market interest rate. The carrying value of our Trinity Industries Leasing Company (“TILC”) warehouse facility approximates fair value because the interest rate adjusts to the market interest rate and the Company’s credit rating has not changed since the loan agreement was renewed in February 2011. The fair values of all other financial instruments are estimated to approximate carrying value.

Note 4. Segment Information

The Company reports operating results in five principal business segments: (1) the Rail Group, which manufactures and sells railcars and related parts and components; (2) the Construction Products Group, which manufactures and sells highway products and concrete and aggregates; (3) the Inland Barge Group, which manufactures and sells barges and related products for inland waterway services; (4) the Energy Equipment Group, which manufactures and sells products for energy related businesses, including structural wind towers, tank containers and tank heads for pressure and non-pressure vessels, frac tanks, and utility, traffic, and lighting structures; and (5) the Railcar Leasing and Management Services Group (“Leasing Group”), which provides fleet management, maintenance, and leasing services. The segment All Other includes our captive insurance and transportation companies; legal, environmental, and maintenance costs associated with non-operating facilities; other peripheral businesses; and the change in market valuation related to ineffective commodity hedges. Gains and losses from the sale of property, plant, and equipment which are related to manufacturing and dedicated to the specific manufacturing operations of a particular segment are included in operating profit of that respective segment. Gains and losses from the sale of property, plant, and equipment which can be utilized by multiple segments are included in operating profit of the All Other segment.

Sales and related net profits from the Rail Group to the Leasing Group are recorded in the Rail Group and eliminated in consolidation. Sales between these groups are recorded at prices comparable to those charged to external customers taking into consideration quantity, features, and production demand. Amortization of deferred profit on railcars sold to the Leasing Group is included in the operating profits of the Leasing Group. Sales of railcars from the lease fleet are included in the Leasing Group. Revenue and operating profit of the Leasing Group for the years ended December 31, 2011 and 2010 include the operating results of TRIP Holdings. Total assets of the Leasing Group include the assets of TRIP Holdings as of December 31, 2011 and 2010. See Note 1 Summary of Significant Accounting Policies – Principles of Consolidation for further discussion.

The financial information for these segments is shown in the tables below. We operate principally in North America.

Year Ended December 31, 2011

	Revenues			Operating Profit (Loss)		Depreciation & Amortization	Capital Expenditures
	External	Intersegment	Total		Assets
	(in millions)
Rail Group	$931.7	$343.0	$1,274.7	$77.3	$684.6	$23.9	$11.4
Construction Products Group	577.2	12.9	590.1	53.4	403.2	20.7	12.1
Inland Barge Group	548.5	—	548.5	106.4	189.2	6.4	38.0	(1)
Energy Equipment Group	454.8	18.0	472.8	8.9	392.9	18.4	10.4
Railcar Leasing and Management Services Group	551.4	0.6	552.0	254.5	4,462.1	115.7	258.6
All Other	11.5	50.3	61.8	(3.8)	30.5	4.4	4.0
Corporate	—	—	—	(43.6)	512.9	3.6	5.5
Eliminations-Lease subsidiary	—	(325.5)	(325.5)	(28.3)	(440.3)	—	—
Eliminations – Other	—	(99.3)	(99.3)	0.5	(114.1)	(0.2)	—

Consolidated Total	$3,075.1	$—	$3,075.1	$425.3	$6,121.0	$192.9	$340.0

Year Ended December 31, 2010

				Operating
	Revenues			Profit		Depreciation &	Capital
	External	Intersegment	Total	(Loss)	Assets	Amortization	Expenditures
	(in millions)
Rail Group	$289.7	$232.4	$522.1	$1.5	$482.9	$24.0	$4.0
Construction Products Group	558.3	20.5	578.8	47.4	335.2	23.7	5.5
Inland Barge Group	422.3	—	422.3	69.0	94.5	5.5	14.6	(1)
Energy Equipment Group	408.5	11.1	419.6	35.1	352.4	17.1	8.1
Railcar Leasing and Management Services Group	464.5	—	464.5	207.0	4,452.6	112.6	213.8
All Other	12.2	36.3	48.5	(11.4)	27.5	3.6	4.2
Corporate	—	—	—	(33.8)	538.5	3.4	4.6
Eliminations-Lease subsidiary	—	(216.8)	(216.8)	(8.4)	(522.1)	—	—
Eliminations – Other	—	(83.5)	(83.5)	(2.6)	(1.5)	(0.3)	—

Consolidated Total	$2,155.5	$—	$2,155.5	$303.8	$5,760.0	$189.6	$254.8

(1)	Primarily related to repair and replacement of property, plant and equipment at the Company’s inland barge manufacturing facilities in Missouri and Tennessee. See Note 8 – Property, Plant, and Equipment.

Year Ended December 31, 2009

	Revenues			Operating Profit (Loss)		Depreciation & Amortization	Capital Expenditures
	External	Intersegment	Total		Assets
	(in millions)
Rail Group	$485.2	$410.1	$895.3	$(355.9)	$450.7	$25.0	$19.6
Construction Products Group	524.0	14.5	538.5	32.6	277.3	23.5	11.6
Inland Barge Group	527.3	—	527.3	125.2	69.4	6.1	1.3
Energy Equipment Group	502.2	7.8	510.0	73.8	242.0	16.9	9.1
Railcar Leasing and Management Services Group	370.2	—	370.2	149.0	3,167.3	82.4	343.0
All Other	12.0	36.4	48.4	0.8	27.6	3.1	2.0
Corporate	—	—	—	(30.8)	753.1	4.2	3.8
Eliminations-Lease subsidiary	—	(391.6)	(391.6)	(22.6)	(329.0)	—	—
Eliminations – Other	—	(77.2)	(77.2)	(3.0)	(2.0)	(0.4)	—

Consolidated Total	$2,420.9	$—	$2,420.9	$(30.9)	$4,656.4	$160.8	$390.4

Effective December 31, 2011, the Company adopted the emerging industry policy of recognizing revenue from the sales of railcars from the lease fleet on a gross basis in leasing revenues and cost of revenues if the railcar has been owned by the lease fleet for one year or less at the time of sale. Sales of railcars from the lease fleet which have been owned by the lease fleet for more than one year are recognized as a net gain or loss from the disposal of a long-term asset. Prior year reported balances have been reclassified to conform to this policy. See Note 1 of the Notes to Consolidated Financial Statements.

Corporate assets are composed of cash and cash equivalents, short-term marketable securities, notes receivable, certain property, plant, and equipment, and other assets. Capital expenditures do not include business acquisitions.

Externally reported revenues and operating profit for our Mexico operations for the years ended December 31, 2011, 2010, and 2009 are presented below:

	External Revenues			Operating Profit
	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009
	(in millions)
Mexico	$123.0	$98.3	$86.8	$18.4	$3.4	$15.2

Total assets and long-lived assets for our Mexico operations as of December 31, 2011 and 2010 are presented below:

	Total Assets		Long-Lived Assets
	December 31,
	2011	2010	2011	2010
	(in millions)
Mexico	$240.4	$288.8	$143.2	$151.7

Note 5. Railcar Leasing and Management Services Group

The Railcar Leasing and Management Services Group provides fleet management, maintenance, and leasing services. Selected consolidating financial information for the Leasing Group is as follows:

	December 31, 2011
	Leasing Group
	Wholly Owned Subsidiaries	TRIP Holdings	Manufacturing/ Corporate	Total
	(in millions)
Cash, cash equivalents, and short-term marketable securities	$3.2	$—	$347.9	$351.1
Property, plant, and equipment, net	$3,066.0	$1,135.0	$510.0	$4,711.0
Net deferred profit on railcars sold to the Leasing Group	(344.5)	(187.0)	—	(531.5)

	$2,721.5	$948.0	$510.0	$4,179.5
Restricted cash	$165.7	$74.6	$—	$240.3
Debt:
Recourse	$103.3	$—	$454.2	$557.5
Less: unamortized discount	—	—	(99.8)	(99.8)

	103.3	—	354.4	457.7
Non-recourse	1,616.0	1,010.0	—	2,626.0
Less: non-recourse debt owned by Trinity	—	(108.8)	—	(108.8)

Total debt	$1,719.3	$901.2	$354.4	$2,974.9
Net deferred tax liabilities	$582.4	$4.7	$(152.4)	$434.7

	December 31, 2010
	Leasing Group
	Wholly Owned Subsidiaries	TRIP Holdings	Manufacturing/ Corporate	Total
	(in millions)
Cash, cash equivalents, and short-term marketable securities	$3.8	$—	$508.2	$512.0
Property, plant, and equipment, net	$2,965.4	$1,191.8	$491.4	$4,648.6
Net deferred profit on railcars sold to the Leasing Group	(340.4)	(196.2)	—	(536.6)

	$2,625.0	$995.6	$491.4	$4,112.0
Restricted cash	$161.1	$46.0	$—	$207.1
Debt:
Recourse	$108.6	$—	$452.8	$561.4
Less: unamortized discount	—	—	(111.1)	(111.1)

	108.6	—	341.7	450.3
Non-recourse	1,453.5	1,003.9	—	2,457.4

Total debt	$1,562.1	$1,003.9	$341.7	$2,907.7
Net deferred tax liabilities	$515.7	$(0.3)	$(124.4)	$391.0

See Note 1 Summary of Significant Accounting Policies, Note 6 Investment in TRIP Holdings, and Note 11 Debt for a further discussion regarding the accounting for the Company’s investment in TRIP Holdings and TRIP Holdings’ debt.

	Year Ended December 31,			Percent Change
	2011	2010	2009	2011 versus 2010	2010 versus 2009
	($ in millions)
Revenues:
Wholly-owned subsidiaries:
Leasing and management	$375.1	$345.4	$329.3	8.6%	4.9%
Railcar sales(1)	59.4	3.1	40.9	*	*

	434.5	348.5	370.2	24.7%	(5.9)%
TRIP Holdings:
Leasing and management	117.5	116.0	—	1.3%	—
Railcar sales(1)	—	—	—	—	—

	117.5	116.0	—	1.3%	—

Total revenues	$552.0	$464.5	$370.2	18.8%	25.5%

Operating profit:
Wholly-owned subsidiaries:
Leasing and management	$156.3	$131.7	$128.5
Railcar sales(1):
Railcars owned one year or less at the time of sale	13.2	0.2	2.1
Railcars owned more than one year at the time of sale	11.8	6.6	18.4

	181.3	138.5	149.0
TRIP Holdings:
Leasing and management	68.8	68.5	—
Railcar sales(1):
Railcars owned one year or less at the time of sale	—	—	—
Railcars owned more than one year at the time of sale	4.4	—	—

	73.2	68.5	—

Total operating profit	$254.5	$207.0	$149.0

Operating profit margin:
Leasing and management	45.7%	43.4%	39.0%
Railcar sales	*	*	*
Total operating profit margin	46.1%	44.6%	40.2%
Interest and rent expense(2):
Rent expense	$48.6	$48.6	$46.7
Interest expense:
Wholly-owned subsidiaries	$101.3	$91.7	$80.1
TRIP Holdings:
External	$53.1	$46.9	$—
Intercompany	6.4	—	—

	59.5	46.9	—

Total interest expense	$160.8	$138.6	$80.1

*Not meaningful

(1)

Effective December 31, 2011, the Company adopted the emerging industry policy of recognizing revenue from the sales of railcars from the lease fleet on a gross basis in leasing revenues and cost of revenues if the railcar has been owned by the lease fleet for one year or less at the time of sale. Sales of railcars from the lease fleet which have been owned by the lease fleet for more than one year are recognized as a net gain or loss from the disposal of a long-term asset. Prior year reported balances have been reclassified to conform to this policy. See Note 1 of the Notes to Consolidated Financial Statements.

(2)

Rent expense is a component of operating profit. Interest expense is not a component of operating profit and includes the effect of hedges. Intercompany interest expense arises from Trinity’s ownership of a portion of TRIP Holdings’ Senior Secured Notes and is eliminated in consolidation. See Note 11 Debt.

For the year ended December 31, 2009, revenues of $39.4 million and operating profit of $2.0 million were related to sales of railcars from the lease fleet to TRIP Holdings. There were no sales to TRIP Holdings during the years ended December 31, 2011 and 2010. See Note 6 Investment in TRIP Holdings.

Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured predominantly by the Rail Group and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Leasing Group primarily enters into operating leases. Future contractual minimum rental revenues on leases are as follows:

	2012	2013	2014	2015	2016	Thereafter	Total
	(in millions)
Wholly-owned subsidiaries	$255.9	$205.7	$153.5	$116.3	$81.6	$181.8	$994.8
TRIP Holdings	93.6	62.6	41.9	33.7	28.9	55.7	316.4

	$349.5	$268.3	$195.4	$150.0	$110.5	$237.5	$1,311.2

Debt. The Leasing Group’s debt at December 31, 2011 consists of both recourse and non-recourse debt. In 2009, the Company entered into a seven-year $61.0 million term loan agreement and capital lease obligations totaling $56.6 million. These debt obligations are guaranteed by Trinity Industries, Inc. and certain subsidiaries, and secured by railcar equipment and related leases. As of December 31, 2011, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of approximately $2,489.1 million that is pledged as collateral for Leasing Group debt held by those subsidiaries, including equipment with a net book value of $51.0 million securing capital lease obligations. See Note 11 Debt for the form, maturities, and descriptions of Leasing Group debt.

TRIP Holdings. Debt owed by TRIP Holdings and its subsidiaries is nonrecourse to Trinity and TILC and is secured solely by the consolidated assets of TRIP Holdings and the equity interests of TRIP Holdings. In July 2011, TRIP Holdings and its newly-formed subsidiary, TRIP Rail Master Funding LLC (“TRIP Master Funding”), issued $1,032.0 million in new debt and repaid all of the outstanding borrowings of the previously-existing TRIP Warehouse Loan. TRIP Holdings equipment with a net book value of $1,135.0 million, excluding deferred profit on railcars sold to TRIP Holdings, is pledged as collateral for the TRIP Holdings' debt. See Note 6 Investment in TRIP Holdings for a description of TRIP Holdings.

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

These Leasing Group subsidiaries had total assets as of December 31, 2011 of $219.1 million, including cash of $88.6 million and railcars of $97.6 million. The right, title, and interest in each sublease, cash, and railcars are pledged to collateralize the lease obligations to the Trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiaries’ lease obligations. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties to be available to Trinity. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future contractual minimum rental revenues related to these leases due to the Leasing Group, are as follows:

	2012	2013	2014	2015	2016	Thereafter	Total
	(in millions)
Future operating lease obligations of Trusts’ railcars	$44.5	$45.7	$44.9	$43.2	$40.2	$341.8	$560.3
Future contractual minimum rental revenues of Trusts’ railcars	$57.5	$40.7	$26.3	$19.8	$12.5	$24.0	$180.8

In each transaction, the Leasing Group has entered into a servicing and re-marketing agreement with the Trusts that requires the Leasing Group to endeavor, consistent with customary commercial practice as would be used by a prudent person, to maintain railcars under lease for the benefit of the Trusts. The Leasing Group also receives management fees under the terms of the agreements. In each transaction, an independent trustee for the Trusts has authority for appointment of the railcar fleet manager.

Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to operating leases other than leases with the Trusts are as follows:

	2012	2013	2014	2015	2016	Thereafter	Total
	(in millions)
Future operating lease obligations	$8.3	$8.0	$7.9	$7.9	$7.7	$33.4	$73.2
Future contractual minimum rental revenues	$9.4	$8.5	$7.9	$5.0	$4.3	$7.5	$42.6

Operating lease obligations totaling $30.3 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries.

Note 6. Investment in TRIP Holdings

In 2007, the Company and other third-party equity investors formed TRIP Holdings for the purpose of providing railcar leasing and management services in North America. TRIP Holdings, through its wholly-owned subsidiary, TRIP Rail Leasing LLC (“TRIP Leasing”), purchased railcars from the Company’s Rail and Leasing Groups funded by capital contributions from TRIP Holdings’ equity investors and borrowings under the TRIP Warehouse Loan, defined as such in Note 11 Debt. As of December 31, 2011, TRIP Leasing had purchased $1,284.7 million of railcars from the Company. Railcars purchased from the Company by TRIP Leasing were required to be purchased at prices comparable with the prices of all similar, new railcars sold contemporaneously by the Company and at prices based on third-party appraised values for used railcars.

In 2010, Trinity purchased a 29% interest in TRIP Holdings for $28.6 million from another equity investor. The carrying amount of the noncontrolling interest was reduced by $45.3 million to reflect the change in its ownership interest, resulting in an increase to stockholders’ equity attributable to Trinity Industries’ controlling interest of $10.3 million, net of tax.

In July 2011, TRIP Holdings and its newly-formed subsidiary, TRIP Master Funding, issued $1,032.0 million in new debt which was used by TRIP Master Funding to purchase all of the railcar equipment owned by TRIP Leasing which, in turn, repaid all outstanding borrowings under the previously-existing TRIP Warehouse Loan and settled all outstanding related interest rate hedges. See Note 11 Debt for a description of TRIP Holdings and its related debt.

At December 31, 2011, the Company owned 57% of TRIP Holdings with the remainder owned by three other third-party equity investors. The Company receives distributions from TRIP Holdings as an equity investor, when allowed, in proportion to its 57% equity interest, and has an interest in the net assets of TRIP Holdings upon a liquidation event in the same proportion. The terms of the Company’s equity investment are identical to the terms of each of the other equity investors. Other than as described further below, Trinity has no remaining equity commitment to TRIP Holdings as of December 31, 2011 and has no obligation to guarantee performance under any TRIP-related debt agreements, guarantee any railcar residual values, shield any parties from losses, or guarantee minimum yields.

The manager of TRIP Holdings, Trinity Industries Leasing Company (“TILC”), may be removed without cause as a result of a majority vote of the third-party equity investors.

The Company’s carrying value of its investment in TRIP Holdings is as follows:

	December 31, 2011	December 31, 2010
	(in millions)
Capital contributions	$47.3	$47.3
Equity purchased from investors	44.8	44.8

	92.1	92.1
Equity in earnings	12.0	7.5
Equity in unrealized losses on derivative financial instruments	(1.3)	(1.4)
Distributions	(7.0)	(7.0)
Deferred broker fees	(0.6)	(0.8)

	$95.2	$90.4

On January 1, 2010, the Company adopted the provisions of a new accounting pronouncement, ASC 810-10, which amended the rules regarding the consolidation of variable interest entities. Under this new standard, which changed the criteria for determining which enterprise has a controlling financial interest, the Company was determined to be the primary beneficiary of TRIP Holdings because of its combined role as both equity member and manager/servicer of TRIP Holdings. As a result of adopting this pronouncement, the consolidated financial statements of TRIP Holdings and subsidiary are required to be included with the consolidated financial statements of the Company. We determined the effects on Trinity’s consolidated financial statements as if TRIP Holdings had been included in the Company’s consolidated financial statements from TRIP Holdings’ inception, and recorded a charge to retained earnings of $105.4 million, net of $57.7 million in tax benefit, and a noncontrolling interest of $129.9 million as of January 1, 2010. With the acquisition by Trinity of the additional ownership interest in TRIP Holdings in September 2010, the Company’s controlling financial interest in TRIP Holdings derives from its majority ownership. Accordingly, the consolidated balance sheets of the Company as of December 31, 2011 and 2010 and the consolidated statements of operations, cash flows, and stockholders’ equity for the twelve months ended December 31, 2011 and 2010 include the accounts of TRIP Holdings. Prior periods were not restated. All significant intercompany accounts and transactions have been eliminated. Profits have been deferred on sales of railcars from the Rail or Leasing Group to TRIP Holdings and will be amortized over the life of the related equipment. Additionally, any future profits on the sale of railcars to TRIP Holdings will be deferred and amortized over the life of the related equipment. The noncontrolling interest represents the non-Trinity equity interest in TRIP Holdings. The assets of TRIP Holdings may only be used to satisfy liabilities of TRIP Holdings, and the liabilities of TRIP Holdings have recourse only to TRIP Holdings’ assets.

Prior to January 1, 2010, profit on equipment sales to TRIP Leasing was recognized at the time of sale to the extent of the non-Trinity interests in TRIP Holdings. The deferred profit on the sale of equipment to TRIP Leasing pertaining to TILC’s interest in TRIP Holdings was being amortized over the depreciable life of the related equipment. All other fee income to TILC earned from services provided to TRIP Holdings was recognized by TILC to the extent of the non-Trinity interests in TRIP Holdings. Effective January 1, 2010, amortization of the deferred profit on the sale of equipment is recorded as if the entire profit on equipment sales to TRIP Leasing was deferred at the time of the sale and amortized over the depreciable life of the related equipment. All fee income to TILC earned from services provided to TRIP Holdings has been eliminated for the twelve months ended December 31, 2011 and 2010.

Sales of railcars to TRIP Leasing and related gains for the years ended December 31, 2011, 2010, and 2009 are as follows:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Rail Group:
Sales of railcars to TRIP Leasing	$—	$—	$113.0
Gain on sales of railcars to TRIP Leasing	$—	$—	$11.2
Deferral of gain on sales of railcars to TRIP Leasing based on Trinity’s equity interest	$—	$—	$2.8
TILC:
Sales of railcars to TRIP Leasing:
Railcars owned one year or less at the time of sale	$—	$—	$39.4
Railcars owned for more than one year at the time of sale	—	—	144.4

	$—	$—	$183.8

Recognition of previously deferred gain on sales of railcars to TRIP Leasing	$—	$—	$30.3
Deferral of gain on sales of railcars to TRIP Leasing based on Trinity’s equity interest	$—	$—	$7.6

In July 2011, Trinity entered into agreements with an equity investor of TRIP Holdings potentially requiring Trinity, under certain limited circumstances, to acquire from the equity investor an additional 16.3% equity ownership in TRIP Holdings if the option is exercised to its fullest extent. Under the agreement, if exercised, Trinity would be required to pay the equity investor an amount equal to 90% of the equity investor’s net investment in TRIP Holdings. Similarly, at its option, Trinity, under certain limited circumstances, may acquire all of the equity investor’s equity ownership in TRIP Holdings at an amount equal to 100% of the equity investor’s net investment in TRIP Holdings. The agreements expire in July 2014. The fair value of these agreements was recorded in the accompanying consolidated statement of operations as an expense of $2.4 million for the year ended December 31, 2011. See Note 3 Fair Value Accounting and Note 12 Other, Net.

Administrative fees paid to TILC by TRIP Holdings and subsidiaries for the years ended December 31, 2011, 2010, and 2009 were $4.3 million, $3.7 million, and $4.5 million, respectively.

Note 7. Derivative Instruments

We use derivative instruments to mitigate the impact of changes in interest rates and pricing for zinc, natural gas, and diesel fuel prices, as well as to convert a portion of our variable-rate debt to fixed-rate debt. Additionally, we use derivative instruments to mitigate the impact of unfavorable fluctuations in foreign currency exchange rates. We also use derivatives to lock in fixed interest rates in anticipation of future debt issuances. For derivative instruments designated as hedges, the Company formally documents the relationship between the derivative instrument and the hedged item, as well as the risk management objective and strategy for the use of the derivative instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments, or forecasted transactions. At the time a derivative instrument is entered into, and at least quarterly thereafter, the Company assesses whether the derivative instrument is effective in offsetting the changes in fair value or cash flows of the hedged item. Any change in fair value resulting in ineffectiveness, as defined by accounting standards issued by the FASB, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in AOCL as a separate component of stockholders’ equity and reclassified into earnings in the period during which the hedge transaction affects earnings. Trinity monitors its derivative positions and the credit ratings of its counterparties and does not anticipate losses due to counterparties’ non-performance. See Note 3 Fair Value Accounting for discussion of how the Company valued its commodity hedges and interest rate swaps at December 31, 2011.

Interest rate hedges

			Included in accompanying balance sheet at December 31, 2011
	Notional Amount	Interest Rate(1)	Liability	AOCL — loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Interest rate locks:
2005-2006	$200.0	4.87%	—	$(2.3)	—
2006-2007	$370.0	5.34%	—	$10.6	—
TRIP Holdings(2)	$788.5	3.60%	—	$23.4	$17.5

Interest rate swaps:
TRIP Rail Master Funding secured railcar equipment notes	$89.5	2.62%	$4.8	$2.7	$2.0
2008 debt issuance	$474.7	4.13%	$48.9	$46.7	—

(1) Weighted average fixed interest rate

(2) Previously classified with interest rate swaps

	Effect on interest expense –increase/(decrease)
	Year Ended December 31,			Expected effect during next twelve months(1)
	2011	2010	2009
	(in millions)
Interest rate locks:
2005-2006	$(0.4)	$(0.4)	$(0.4)	$(0.3)
2006-2007	$3.5	$3.8	$4.0	$3.4
TRIP Holdings(2)	$17.4	$29.3	—	$6.0
Interest rate swaps:
TILC warehouse	—	$0.5	$2.9	—
TRIP Rail Master Funding secured railcar equipment notes	$1.1	—	—	$1.7
2008 debt issuance	$19.6	$19.7	$21.6	$17.0

(1) Based on fair value as of December 31, 2011

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

Between 2007 and 2009, TRIP Holdings, as required by its warehouse loan agreement, entered into interest rate swap transactions, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $6.0 million of additional interest expense expected to be recognized during the next twelve months following December 31, 2011. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Rail Master Funding, entered into an interest rate swap transaction with a notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b secured railcar equipment notes.

See Note 11 Debt for a discussion of the related debt instruments.

Other Derivatives

	Effect on operating income — increase/(decrease)
	Year Ended December 31,
	2011	2010	2009
	(in millions)
Fuel hedges(1)
Effect of mark to market valuation	$0.0	$0.0	$(0.3)
Settlements	0.4	(0.1)	(1.2)

	$0.4	$(0.1)	$(1.5)
Foreign exchange hedges(2)	$0.1	$(0.9)	$(1.9)

(1) Included in cost of revenues in the accompanying consolidated statement of operations

(2) Included in other, net in the accompanying consolidated statement of operations

Natural gas and diesel fuel

We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheets as of December 31, 2011 and 2010 for these instruments was not significant.

Foreign exchange hedge

We enter into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. These instruments are short term with quarterly maturities and no remaining balance in AOCL as of December 31, 2011 and 2010.

Zinc

We maintain a program to mitigate the impact of fluctuations in the price of zinc purchases. The intent of this program is to protect our operating profit from adverse price changes by entering into derivative instruments. The effect of these derivative instruments on the consolidated financial statements for the years ended December 31, 2011, 2010 and 2009 was not significant.

Note 8. Property, Plant, and Equipment

The following table summarizes the components of property, plant, and equipment as of December 31, 2011 and 2010.

	December 31, 2011	December 31, 2010
	(in millions)
Manufacturing/Corporate:
Land	$41.6	$40.9
Buildings and improvements	429.7	418.4
Machinery and other	758.7	699.7
Construction in progress	12.8	9.7

	1,242.8	1,168.7
Less accumulated depreciation	(732.8)	(677.3)

	510.0	491.4
Leasing:
Wholly-owned subsidiaries:
Machinery and other	9.6	38.2
Equipment on lease	3,429.3	3,249.8

	3,438.9	3,288.0
Less accumulated depreciation	(372.9)	(322.6)

	3,066.0	2,965.4
TRIP Holdings:
Equipment on lease	1,257.7	1,282.1
Less accumulated depreciation	(122.7)	(90.3)

	1,135.0	1,191.8
Net deferred profit on railcars sold to the Leasing Group
Sold to wholly-owned subsidiaries	(344.5)	(340.4)
Sold to TRIP Holdings	(187.0)	(196.2)

	$4,179.5	$4,112.0

We lease certain equipment and facilities under operating leases. Future minimum rent expense on non-Leasing Group leases in each year is (in millions): 2012 — $4.3; 2013 — $2.4; 2014 — $1.7; 2015 — $1.3; 2016 — $1.0; and $1.9 thereafter. See Note 5 Railcar Leasing and Management Services Group for information related to the lease agreements, future operating lease obligations, and future minimum rent expense associated with the Leasing Group.

We did not capitalize any interest expense as part of the construction of facilities and equipment during 2011 or 2010.

In May 2011 and May 2010, the Company’s inland barge manufacturing facilities in Missouri and Tennessee, respectively, experienced floods resulting in significant damages to Trinity’s property and temporary disruptions of its production activities. The Company is insured against losses due to property damage and business interruption subject to certain deductibles. With respect to the Missouri flood, Trinity received $35 million in payments from its insurance carriers of which $22.7 million pertained to the replacement of or repairs to damaged property, plant, and equipment with a net book value of $5.7 million, with the remainder pertaining primarily to the reimbursement of flood-related expenses and lost production. Accordingly, the Company recognized a gain of $17.0 million in the fourth quarter of 2011 from the disposition of flood-damaged property, plant, and equipment. With respect to the Tennessee flood, Trinity received $27.5 million in payments from its insurance carrier of which $12.6 million pertained to the replacement of or repairs to damaged property, plant, and equipment with a net book value of $2.3 million, with the remainder pertaining primarily to the reimbursement of flood-related expenses. Accordingly, the Company recognized a gain of $9.7 million in 2010 and $0.6 million in 2011 from the disposition of flood-damaged property, plant, and equipment.

We estimate the fair market value of properties no longer in use or held for sale based on the location and condition of the properties, the fair market value of similar properties in the area, and the Company’s experience selling similar properties in the past. As of December 31, 2011, the Company had non-operating plants with a net book value of $4.3 million. Our estimated fair value of these assets exceeds their book value.

Note 9. Goodwill

Goodwill by segment is as follows:

	December 31, 2011	December 31, 2010
	(in millions)
Rail Group	$122.5	$122.5
Construction Products Group	90.7	62.4
Energy Equipment Group	10.9	10.9
Railcar Leasing and Management Services Group	1.8	1.8

	$225.9	$197.6

As of December 31, 2011 and 2010, the Company’s annual impairment test of goodwill was completed at the reporting unit level and no additional impairment charges were determined to be necessary.

The net increase in the Construction Products Group goodwill as of December 31, 2011 over the same period last year is due to 2011 acquisitions and divestitures. See Note 2 Acquisitions and Divestitures.

Note 10. Warranties

The changes in the accruals for warranties for the years ended December 31, 2011, 2010, and 2009 are as follows:

	December 31, 2011	December 31, 2010	December 31, 2009
	(in millions)
Beginning balance	$13.2	$19.6	$25.7
Warranty costs incurred	(6.3)	(5.7)	(8.6)
Warranty originations and revisions	9.1	1.9	9.8
Warranty expirations	(2.5)	(2.6)	(7.3)

Ending balance	$13.5	$13.2	$19.6

Note 11. Debt

The following table summarizes the components of debt as of December 31, 2011 and 2010.

	December 31, 2011	December 31, 2010
	(in millions)
Manufacturing/Corporate — Recourse:
Revolving credit facility	$—	$—
Convertible subordinated notes	450.0	450.0
Less: unamortized discount	(99.8)	(111.1)

	350.2	338.9
Other	4.2	2.8

	354.4	341.7

Leasing — Recourse:
Capital lease obligations	48.6	51.2
Term loan	54.7	57.4

	457.7	450.3

Leasing — Non-recourse:
2006 secured railcar equipment notes	269.3	283.2
Promissory notes	465.5	493.8
2009 secured railcar equipment notes	218.4	229.2
2010 secured railcar equipment notes	354.3	367.1
TILC warehouse facility	308.5	80.2
TRIP Holdings senior secured notes:
Total outstanding	170.0	—
Less: owned by Trinity	(108.8)	—

	61.2	—
TRIP Master Funding secured railcar equipment notes	840.0	—
TRIP warehouse loan	—	1,003.9

	2,517.2	2,457.4

Total debt	$2,974.9	$2,907.7

On October 20, 2011, we amended and extended our $425.0 million unsecured revolving credit facility for an additional four years and it now matures on October 20, 2016. As of December 31, 2011, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $74.1 million, leaving $350.9 million available for borrowing. Other than with respect to such letters of credit, there were no borrowings under our revolving credit facility as of December 31, 2011, or for the twelve month period then ended. Of the outstanding letters of credit as of December 31, 2011, a total of $69.2 million is expected to expire in 2012 and the remainder in 2013. The majority of our letters of credit obligations supports the Company's various insurance programs and generally renews each year. Trinity’s revolving credit facility requires maintenance of ratios related to interest coverage for the leasing and manufacturing operations and leverage. Borrowings under the amended credit facility bear interest at Libor plus 150.0 basis points or prime plus 50.0 basis points. As of December 31, 2011, we were in compliance with all such financial covenants.

The Company’s $450.0 million of Convertible Subordinated Notes due 2036 (“Convertible Subordinated Notes”) bear an interest rate of 3 7/8% per annum on the principal amount payable semi-annually in arrears on June 1 and December 1 of each year. In addition, commencing with the six-month period beginning June 1, 2018, and for each six-month period thereafter, we will pay contingent interest to the holders of the Convertible Subordinated Notes under certain circumstances. The Convertible Subordinated Notes mature on June 1, 2036, unless redeemed, repurchased, or converted earlier. We may not redeem the Convertible Subordinated Notes before June 1, 2018. On or after that date, we may redeem all or part of the Convertible Subordinated Notes for cash at 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest (including any contingent interest) up to, but excluding, the redemption date. Holders of the Convertible Subordinated Notes may require us to purchase all or a portion of their notes on June 1, 2018 or upon a fundamental change. In each case, the Convertible Subordinated Notes would be purchased for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest (including any contingent interest) to, but excluding, the purchase date.

The convertible subordinated notes are recorded net of unamortized discount to reflect their underlying economics by capturing the value of the conversion option as borrowing costs. As of December 31, 2011 and 2010, capital in excess of par value included

$92.8 million related to the estimated value of the Convertible Subordinated Notes’ conversion options, in accordance with ASC 470-20. Debt discount recorded in the consolidated balance sheet is being amortized through June 1, 2018 to yield an effective annual interest rate of 8.42% based upon the estimated market interest rate for comparable non-convertible debt as of the issuance date of the Convertible Subordinated Notes. Total interest expense recognized on the Convertible Subordinated Notes for the years ended December 31, 2011, 2010, and 2009, is as follows:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Coupon rate interest	$17.4	$17.4	$17.4
Amortized debt discount	11.3	10.5	9.6

	$28.7	$27.9	$27.0

At December 31, 2011, the Convertible Subordinated Notes were convertible at a price of $51.41 per share resulting in 8,753,161 issuable shares. As of December 31, 2011, if the Convertible Subordinated Notes had been converted, no shares would have been issued since the trading price of the Company’s common stock was below the conversion price of the Convertible Subordinated Notes. The Company has not entered into any derivatives transactions associated with these notes.

In May 2006, Trinity Rail Leasing V, L.P., a limited partnership (“TRL V”) and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC issued $355.0 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2006-1A (the “2006 Secured Railcar Equipment Notes”), of which $269.3 million was outstanding as of December 31, 2011. The 2006 Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated May 24, 2006, between TRL V and Wilmington Trust Company, as indenture trustee. The 2006 Secured Railcar Equipment Notes bear interest at a fixed rate of 5.9% per annum, are payable monthly, and have a final maturity of May 14, 2036. The 2006 Secured Railcar Equipment Notes are obligations of TRL V and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL V.

In May 2008, Trinity Rail Leasing VI LLC, a Delaware limited liability company (“TRL VI”), a limited purpose, indirect wholly-owned subsidiary of Trinity, issued $572.2 million of 30-year promissory notes (the “Promissory Notes”) to financial institutions, of which $465.5 million was outstanding as of December 31, 2011. The Promissory Notes are secured by a portfolio of railcars and operating leases thereon, certain cash reserves and other assets acquired and owned by TRL VI. The Promissory Notes are obligations of TRL VI and are non-recourse to Trinity. TRL VI acquired the railcars securing the Promissory Notes by purchase from TILC and a subsidiary. The Promissory Notes bear interest at a floating rate of one-month LIBOR plus a margin of 1.50%. The LIBOR portion of the interest rate on the Promissory Notes is fixed at approximately 4.13% for the first seven years from the date of issuance of the Promissory Notes through interest rate swaps. The interest rate margin on the Promissory Notes will increase by 0.50% on each of the seventh and eighth anniversary dates of the issuance of the Promissory Notes, and by an additional 2.00% on the tenth anniversary date of the issuance of the Promissory Notes. The Promissory Notes may be prepaid at any time.

In November 2009, Trinity Rail Leasing VII LLC, a Delaware limited liability company (“TRL VII”), a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $238.3 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2009-1 (“the 2009 Secured Railcar Equipment Notes”), of which $218.4 million was outstanding as of December 31, 2011. The 2009 Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated November 5, 2009 between TRL VII and Wilmington Trust Company, as indenture trustee. The 2009 Secured Railcar Equipment Notes bear interest at a fixed rate of 6.66% per annum, are payable monthly, and have a final maturity date of November 16, 2039. The 2009 Secured Railcar Equipment Notes are obligations of TRL VII and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL VII.

In October, 2010, Trinity Rail Leasing 2010 LLC, a Delaware limited liability company ("TRL 2010"), a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $369.2 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2010-1 (“2010 Secured Railcar Equipment Notes"), of which $354.3 million was outstanding as of December 31, 2011. The 2010 Secured Railcar Equipment Notes were issued pursuant to an Indenture, dated as of October 25, 2010 between TRL 2010 and Wilmington Trust Company, as indenture trustee. The 2010 Secured Railcar Equipment Notes bear interest at a fixed rate of 5.19%, are payable monthly, and have a stated final maturity date of October 16, 2040. The 2010 Secured Railcar Equipment Notes are obligations of TRL 2010 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL 2010.

The $475.0 million TILC warehouse loan facility, established to finance railcars owned by TILC, had $308.5 million outstanding and $166.5 million available as of December 31, 2011. The warehouse loan is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 2.30% at December 31, 2011. In February 2011, the warehouse loan facility was renewed for an additional two years and now matures in February 2013. Amounts outstanding at maturity, absent renewal, will be payable in three installments in August 2013, February 2014, and August 2014.

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

The TRIP Master Funding Secured Railcar Equipment Notes were issued pursuant to an Indenture, dated July 6, 2011 between TRIP Master Funding and Wilmington Trust Company, as indenture trustee, with a final maturity date in July 2041. The TRIP Master Funding Secured Railcar Equipment Notes consist of three classes with the Class A-1a notes bearing interest at 4.37%, the Class A-1b notes bearing interest at Libor plus 2.50%, and the Class A-2 notes bearing interest at 6.02%, all payable monthly. The TRIP Master Funding Secured Railcar Equipment Notes are non-recourse to Trinity, TILC, and the other equity investors in TRIP Holdings and are secured by TRIP Master Funding’s portfolio of railcars and operating leases thereon, its cash reserves and all other assets owned by TRIP Master Funding. As of December 31, 2011, there were $211.1 million, $119.3 million, and $509.6 million of Class A-1a, Class A-1b, and of Class A-2 notes outstanding, respectively.

In 2009, the Company entered into a seven-year $61.0 million term loan agreement and capital lease obligations totaling $56.6 million. These new debt obligations are guaranteed by the Company and secured by railcar equipment and related leases.

In November 2010, the Company redeemed all of its $201.5 million unsecured 6 1/2% Senior Notes which were scheduled to mature in 2014 at a redemption price 102.167% of the principal amount, pursuant to the terms of the indenture. The Company incurred approximately $5.9 million in expenses related to the redemption which are included in Other Income and Expense in 2010.

The remaining principal payments under existing debt agreements as of December 31, 2011 are as follows:

	2012	2013	2014	2015	2016	Thereafter
	(in millions)
Recourse:
Manufacturing/Corporate	$1.1	$1.2	$1.2	$0.2	$0.2	$450.3
Leasing – capital lease obligations (Note 5)	2.8	2.9	3.1	3.3	3.5	33.0
Leasing – term loan (Note 5)	2.8	3.0	3.3	3.5	42.1	—

Non-recourse – leasing (Note 5):
2006 secured railcar equipment notes	13.5	15.1	16.9	18.6	21.9	183.3
Promissory notes	31.2	33.6	30.4	28.1	342.2	—
2009 secured railcar equipment notes	9.2	10.2	9.9	9.6	6.5	173.0
2010 secured railcar equipment notes	12.8	14.6	14.0	15.3	15.0	282.6
TILC warehouse facility	9.4	8.5	4.6	—	—	—
TRIP Holdings senior secured notes
Total outstanding	—	—	170.0	—	—	—
Less: owned by Trinity	—	—	(108.8)	—	—	—

			61.2
TRIP Master Funding secured railcar equipment notes	41.0	41.1	40.2	35.9	29.4	652.4
Facility termination payments:

TILC warehouse facility	—	94.8	191.2	—	—	—

Total principal payments	$123.8	$225.0	$376.0	$114.5	$460.8	$1,774.6

Note 12. Other, Net

Other, net (income) expense consists of the following items:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Foreign currency exchange transactions	$3.1	$—	$2.2
Loss (gain) on equity investments	(0.6)	1.7	(6.5)
Costs related to redemption of Senior Notes	—	5.9	—
Other	1.5	(0.8)	(1.0)

Other, net	$4.0	$6.8	$(5.3)

Other for the year ended December 31, 2011 includes $2.4 million in expense from the recognition of certain equity repurchase agreements with an investor in TRIP Holdings at fair value. See Note 3 Fair Value Accounting and Note 6 Investment in TRIP Holdings. Loss on equity investments for the year ended December 31, 2010 includes a $1.8 million loss on the write-down of the Company’s pre-acquisition investment in Quixote Corporation. See Note 2 Acquisitions and Divestitures. See Note 11 Debt for further explanation of the Senior Notes redemption. Gain on equity investments for 2009 includes a $3.7 million gain from the sale of an investment during the year ended December 31, 2009.

Note 13. Income Taxes

The components of the provision for income taxes from continuing operations are as follows:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Current:
Federal	$20.0	$(22.2)	$5.8
State	5.5	(2.0)	0.7
Foreign	5.4	5.0	7.9

Total current	30.9	(19.2)	14.4

Deferred:
Federal	62.7	57.0	(27.1)
State	1.2	3.4	(3.5)
Foreign	(3.0)	(0.3)	6.8

Total deferred	60.9	60.1	(23.8)

Provision	$91.8	$40.9	$(9.4)

Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax liabilities and assets are as follows:

	December 31,
	2011	2010
	(in millions)
Deferred tax liabilities:
Depreciation, depletion, and amortization	$740.8	$667.3
Derivatives	14.5	—
Convertible debt	88.4	80.9

Total deferred tax liabilities	843.7	748.2

Deferred tax assets:
Workers compensation, pensions, and other benefits	47.8	44.7
Warranties and reserves	14.4	17.5
Equity items	72.8	56.4
Tax loss carryforwards and credits	234.9	224.3
Inventory	11.1	7.6
Accrued liabilities and other	4.7	1.6

Total deferred tax assets	385.7	352.1

Net deferred tax liabilities before valuation allowance	458.0	396.1
Valuation allowance	19.3	19.9

Net deferred tax liabilities before reserve for uncertain tax positions	477.3	416.0
Deferred tax assets included in reserve for uncertain tax positions	(42.6)	(25.0)

Adjusted net deferred tax liabilities	$434.7	$391.0

At December 31, 2011, the Company, excluding TRIP Holdings, had $124.2 million of Federal consolidated net operating loss carryforwards, after the estimated current year utilization of $42.9 million, and tax-effected $5.6 million of state loss carryforwards. TRIP Holdings had $383.3 million in Federal tax loss carryforwards at December 31, 2011. Because TRIP Holdings files a separate tax return from the Company, its tax loss carryforwards can only be used by TRIP Holdings and cannot be used to offset future taxable income of the Company. The Federal tax loss carryforwards are due to expire between 2024 and 2031. We expect TRIP Holdings to begin utilizing their tax loss carryforwards beginning in 2020. Our ability to utilize the tax loss carryforwards that were acquired as part of the Quixote acquisition against future taxable income is subject to restrictions under the Internal Revenue Code. We have established a valuation allowance for Federal, state, and foreign tax operating losses which may not be realizable.

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

The 2003 tax year of one of our Mexican subsidiaries is still under review and thus its statute of limitations remains open. In addition, another Mexican subsidiary filed an amended return and thus, its 2005 statute remains open through July 2013. Statute of limitations of all of Mexican subsidiaries for 2006 and forward years remain open.

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

Generally, states’ statutes of limitations in the United States are open from 2002 forward due to the use of tax loss carryforwards in certain jurisdictions.

The provision for income taxes results in effective tax rates different from the statutory rates. The following is a reconciliation between the statutory United States Federal income tax rate and the Company’s effective income tax rate:

	Year Ended December 31,
	2011	2010	2009
Statutory rate	35.0%	35.0%	35.0%
State taxes	2.1	3.3	1.9
Impairment of goodwill	—	—	(23.7)
Changes in valuation allowances	—	—	(6.5)
Tax settlements	—	4.4	—
Changes in tax reserves	—	(9.6)	—
Other, net	1.6	2.0	(0.3)

Effective rate	38.7%	35.1%	6.4%

Income (loss) from continuing operations before income taxes for the year ended December 31, 2011, 2010, and 2009 was $224.4 million, $113.7 million, and $(158.4) million, respectively, for United States operations, and $13.1 million, $2.9 million, and $11.5 million, respectively, for foreign operations. The Company has provided United States deferred income taxes on the un-repatriated earnings of its foreign operations. The Company has $37.8 million of foreign tax credit carryforwards which will expire between 2014 and 2021.

The change in unrecognized tax benefits for the years ended December 31, 2011 and 2010 were as follows:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Beginning balance	$36.8	$40.1	$32.9
Additions for tax positions related to the current year	3.8	3.3	5.8
Additions for tax positions of prior years	16.4	9.3	7.5
Reductions for tax positions of prior years	(0.1)	(5.6)	(4.5)
Settlements	(3.5)	(9.5)	(1.5)
Expirations of statute of limitations	(0.9)	(0.8)	(0.1)

Ending balance	$52.5	$36.8	$40.1

The additions for tax positions related to the current year in the amounts of $3.8 million and $3.3 million for the years ended December 31, 2011 and December 31, 2010, respectively, were amounts provided for tax positions previously taken in foreign jurisdictions and tax positions taken for Federal and state income tax purposes as well as deferred tax liabilities that have been reclassified to uncertain tax positions.

Additions for tax positions of prior years for the year ended December 31, 2011 and December 31, 2010 of $16.4 million and $9.3 million, respectively, are primarily due to Federal tax positions taken on prior year returns that have been proposed by the IRS but not previously reserved. These items are primarily timing differences and thus we would be allowed a future tax deduction. We have recorded a corresponding deferred tax asset for the future reduction of taxes related to these adjustments.

The reduction in tax positions of prior years of $0.1 million and $5.6 million for the years ended December 31, 2011 and December 31, 2010, respectively, was primarily related to state taxes.

Settlements during the year ended December 31, 2011 primarily relate to the audit of a Swiss subsidiary that resulted in the payment of $2.8 million of taxes and interest. Subsequent to the payment of the taxes, we applied for and received treaty relief from the Swiss tax authorities and received $1.8 million in tax refunds. The tax that was not refunded is creditable against future US income tax and thus is being carried as a deferred tax asset.

Settlements during the year ended December 31, 2010 related to a first quarter tax settlement of a 2002 Mexico tax issue of one of our subsidiaries and a third quarter settlement of the 1998-2002 IRS audit.

The total amount of unrecognized tax benefits including interest and penalties at December 31, 2011 and 2010, that would affect the Company’s effective tax rate if recognized was $19.4 million and $14.9 million, respectively. There is a reasonable possibility that unrecognized Federal and state tax benefits will decrease by December 31, 2012 due to a lapse in the statute of limitations for assessing tax. Amounts subject to a lapse in statute by December 31, 2012 total $2.5 million. Further, there is a reasonable possibility that the unrecognized Federal tax benefits will decrease by December 31, 2012 due to settlements with taxing authorities. Amounts expected to settle by December 31, 2012 total $3.3 million.

Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of December 31, 2011 and 2010 was $13.3 million and $11.2 million, respectively. Income tax expense for the years ended December 31, 2011 and 2010 included an increase to income tax expense of $2.1 million and reduction in income tax expense of $4.8 million, respectively, in interest expense and penalties related to uncertain tax positions.

Note 14. Employee Retirement Plans

The Company sponsors defined benefit plans and defined contribution profit sharing plans which provide retirement income and death benefits for eligible employees. The annual measurement date of the benefit obligations, fair value of plan assets, and funded status is December 31.

Actuarial Assumptions

	Year Ended December 31,
	2011	2010	2009
Assumptions used to determine benefit obligations at the annual measurement date were:
Obligation discount rate	5.40%	5.90%	6.10%
Compensation increase rate	3.00%	3.00%	3.00%

Assumptions used to determine net periodic benefit costs were:
Obligation discount rate	5.90%	6.10%	6.50%
Long-term rate of return on plan assets	7.75%	7.75%	7.75%
Compensation increase rate	3.00%	3.00%	4.00%

The obligation discount rate assumption is determined by deriving a single discount rate from a theoretical settlement portfolio of high quality corporate bonds sufficient to provide for the plans’ projected benefit payments. The expected long-term rate of return on plan assets is an assumption reflecting the anticipated weighted average rate of earnings on the portfolio over the long-term. To arrive at this rate, we developed estimates based upon the anticipated performance of the assets in its portfolio. The compensation increase rate pertains solely to the pension plan of the Company’s Inland Barge segment as the accrued benefits of the Company’s remaining pension plans were frozen in 2009.

Components of Net Retirement Cost

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Expense Components
Service cost	$0.8	$0.9	$3.0
Interest	19.6	18.7	19.7
Expected return on plan assets	(22.8)	(20.1)	(15.7)
Amortization and deferral:
Actuarial loss	1.8	1.9	4.2
Prior service cost	0.1	0.1	0.1
Other	—	0.2	(0.4)

Defined benefit expense	(0.5)	1.7	10.9
Profit sharing	9.3	8.3	7.6

Net expense	$8.8	$10.0	$18.5

Obligations and Funded Status

	Year Ended December 31,
	2011	2010
	(in millions)
Accumulated Benefit Obligations	$364.8	$335.7

Projected Benefit Obligations:
Beginning of year	$335.8	$326.1
Service cost	0.8	0.9
Interest	19.6	18.7
Benefits paid	(14.7)	(12.9)
Actuarial loss	23.3	3.3
Amendments	—	0.2
Settlements	—	(0.5)

End of year	$364.8	$335.8

Plans’ Assets:
Beginning of year	$291.1	$257.6
Actual return on assets	(1.2)	35.3
Employer contributions	15.4	11.6
Benefits paid	(14.7)	(12.9)
Settlements	—	(0.5)

End of year	$290.6	$291.1

Consolidated Balance Sheet Components:
Funded status	$(74.2)	$(44.7)

The unfunded status of the plans of $74.2 million and $44.7 million at December 31, 2011 and 2010, respectively, was recognized in the accompanying balance sheets as accrued pension liability and included in Accrued Liabilities. No plan assets are expected to be returned to us during the year ending December 31, 2012.

Amounts Recognized in Other Comprehensive Income (Loss)

	Year Ended December 31,
	2011	2010	2009
	(in millions)

Actuarial gain (loss)	$(47.3)	$11.9	$18.7
Amortization of actuarial loss	1.7	1.9	4.2
Amortization of prior service cost	0.1	0.1	0.1
Other	—	(0.2)	—
Curtailments	—	—	33.5
Settlements	—	0.2	—

Total before income taxes	(45.5)	13.9	56.5
Income tax expense (benefit)	(16.9)	5.2	20.9

Net amount recognized in other comprehensive income (loss)	$(28.6)	$8.7	$35.6

Included in AOCL at December 31, 2011 were the following amounts that have not been recognized in net periodic pension cost: prior service cost of $0.3 million ($0.2 million net of related income taxes) and unrecognized actuarial losses of $112.1 million ($70.5 million net of related income taxes).

Actuarial loss included in AOCL and expected to be recognized in net periodic pension cost for the year ended December 31, 2012 is $3.4 million ($2.2 million net of related income taxes).

Plan Assets

The estimated fair value of plan assets at year end 2011 and 2010, indicating input levels used to determine fair value, and the range of target asset allocations are as follows:

	Target Allocation	December 31, 2011	December 31, 2010
Cash and cash equivalents		3%	1%
Equity securities	55-65%	66	68
Debt securities	35-45%	31	31

Total		100%	100%

	Fair Value Measurement as of December 31, 2011
	(in millions)
	Level 1	Level 2	Level 3	Total
Temporary cash investments	$9.7	$—	$—	$9.7
Common trust funds	—	207.4	—	207.4
Registered investment companies	73.5	—	—	73.5

	$83.2	$207.4	$—	$290.6

	Fair Value Measurement as of December 31, 2010
	(in millions)
	Level 1	Level 2	Level 3	Total
Temporary cash investments	$3.5	$—	$—	$3.5
Common trust funds	—	210.3	—	210.3
Registered investment companies	71.7	—	—	71.7
Corporate stock	2.9	—	—	2.9
Corporate bonds	2.0	—	—	2.0
U.S. government obligations	0.7	—	—	0.7

	$80.8	$210.3	$—	$291.1

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

The principal pension investment strategies include asset allocation and active asset management. The range of target asset allocations has been determined after giving consideration to the expected returns of each asset category, the expected performance of each asset category, the volatility of the asset returns over time, and the complementary nature of the asset mix within the portfolio. Each asset category is managed by external money managers with the objective of generating returns that exceed market-based benchmarks.

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

Cash Flows

Employer contributions for the year ending December 31, 2012 are expected to be $17.3 million for the defined benefit plans compared to $15.4 million contributed during 2011. Employer contributions to the 401(k) plans and the Supplemental Profit Sharing Plan for the year ending December 31, 2012 are expected to be $9.3 million compared to $8.2 million, $7.9 million, and $7.4 million during 2011, 2010, and 2009, respectively.

Benefit payments expected to be paid during the next ten years are as follows:

Amounts
(in millions)
2012	$14.7
2013	15.7
2014	16.8
2015	18.0
2016	19.3
2017-2021	116.1

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

Note 15. Accumulated Other Comprehensive Loss

Comprehensive net income (loss) is as follows:

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Net income (loss) attributable to Trinity Industries, Inc.	$142.2	$67.4	$(137.7)
Other comprehensive income (loss):
Change in funded status of pension liability, net of tax expense (benefit) of $(16.9), $5.2, and $20.9	(28.6)	8.7	35.6
Change in unrealized (loss) gain on derivative financial instruments, net of tax (benefit) expense of $0.4, $(2.6), and $14.2	0.1	(7.3)	27.8
Other changes, net of tax benefit of $—, 0.7, and (0.0)	—	1.1	(0.1)

Comprehensive net income (loss) attributable to Trinity Industries, Inc.	$113.7	$69.9	$(74.4)

The components of accumulated other comprehensive loss are as follows:

	December 31, 2011	December 31, 2010
	(in millions)
Currency translation adjustments, net of tax benefit of $(0.2) and $(0.2)	$(17.1)	$(17.1)
Funded status of pension liability, net of tax benefit of $(41.7) and $(24.8)	(70.7)	(42.1)
Unrealized loss on derivative financial instruments, net of tax benefit of $(34.9) and $(21.4)	(46.2)	(36.3)

	$(134.0)	$(95.5)

See Note 7 Derivative Instruments for information on the reclassification of amounts in accumulated other comprehensive loss into earnings.

Note 16. Stock-Based Compensation

The Company’s 2004 Amended and Restated Stock Option and Incentive Plan (“the Plan”) provides for awarding 6,000,000 (adjusted for stock splits) shares of common stock plus (i) shares covered by forfeited, expired, and canceled options granted under prior plans; and (ii) shares tendered as full or partial payment for the purchase price of an award or to satisfy tax withholding obligations. At December 31, 2011, a total of 2,062,102 shares were available for issuance. The Plan provides for the granting of nonqualified and incentive stock options having maximum ten-year terms to purchase common stock at its market value on the award date; stock appreciation rights based on common stock fair market values with settlement in common stock or cash; restricted stock awards; restricted stock units; and performance awards with settlement in common stock or cash on achievement of specific business objectives. Under previous plans, nonqualified and incentive stock options, restricted shares, and restricted stock units were granted at their fair market values. Options become exercisable in various percentages over periods ranging up to five years.

The cost of employee services received in exchange for awards of equity instruments are referred to as share-based payments and are based on the grant date fair-value of those awards. Stock-based compensation includes compensation expense, recognized over the applicable vesting periods, for both new share-based awards and share-based awards granted prior to, but not yet vested, as of January 1, 2006. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options granted to employees. Stock-based compensation totaled approximately $23.5 million, $15.7 million, and $13.5 million for the years ended December 31, 2011, 2010, and 2009, respectively.

The income tax benefit related to stock-based compensation expense was $10.0 million, $4.0 million, and $2.3 million for the years ended December 31, 2011, 2010, and 2009, respectively. The Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statement of cash flows. No stock-based compensation costs were capitalized as part of the cost of an asset for the years ended December 31, 2011, 2010, and 2009.

Stock Options

Expense related to stock options issued to eligible employees under the Plan is recognized over their vesting period on a straight line basis. Stock options generally vest over 5 years and have contractual terms of 10 years.

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
	(in millions)
Options outstanding at December 31, 2010	880,087	$16.35
Granted	—	—
Exercised	(226,571)	$16.51
Cancelled	—	—

Options outstanding at December 31, 2011	653,516	$16.30	5.3	$9.0

Options exercisable:
December 31, 2010	449,587	$16.46	3.1	$4.6
December 31, 2011	223,016	$16.42	2.1	$3.0

At December 31, 2011, unrecognized compensation expense related to stock options was $0.4 million. At December 31, 2011, for unrecognized compensation expense related to stock options, the weighted average recognition period was 0.4 years. The intrinsic value of options exercised totaled approximately $3.6 million, $0.9 million, and $0.3 million during fiscal years 2011, 2010, and 2009, respectively.

Restricted Stock

Restricted share awards consist of restricted stock, restricted stock units, and performance units. Expense related to restricted stock and restricted stock units issued to eligible employees under the Plan is recognized ratably over the vesting period or to the date on which retirement eligibility is achieved, if shorter. Restricted stock and restricted stock units generally vest for periods ranging from one to fifteen years from the date of grant. Certain restricted stock and restricted stock units vest in their entirety upon the employee’s retirement from the Company, the employee’s reaching the age of 65 or when the employee’s age plus years of vested service equal 80. Restricted stock units issued to non-employee directors under the Plan vest on the grant date or on the first business day immediately preceding the next Annual Meeting of Stockholders. Performance units are amortized from their award date to the end of the performance period, generally either two or three years. Performance units are granted to employees based upon their target value however, depending upon the achievement of certain specified goals, may increase in value up to 200% of target. Certain performance awards provide that the Board of Directors has the right to disallow the granting of performance units for values in excess of target and, accordingly, no expense in excess of the target value is recognized for any units subject to such negative discretion. The performance units vest upon certification by the Human Resources Committee of the Board of Directors of the achievement of the specified performance goals.

	Number of Restricted Share Awards	Weighted Average Fair Value per Award
Restricted share awards outstanding at December 31, 2010	2,976,128	$24.79
Granted	925,140	34.21
Vested	(745,147)	25.62
Forfeited	(93,460)	26.17

Restricted share awards outstanding at December 31, 2011	3,062,661	$27.39

At December 31, 2011, unrecognized compensation expense related to restricted share awards totaled approximately $67.2 million which will be recognized over a weighted average period of 4.2 years. The total fair value of shares vested during fiscal years 2011, 2010, and 2009 was $23.3 million, $11.7 million, and $7.4 million, respectively. The weighted average fair value of restricted share awards granted during 2011, 2010, and 2009 was $34.21, $25.18 and $15.68 per share, respectively.

Note 17. Earnings Per Common Share

Basic net income attributable to Trinity Industries, Inc. per common share is computed by dividing net income attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted net income attributable to Trinity per common share includes the net impact of unvested restricted shares and shares that could be issued under outstanding stock options. Total weighted average restricted shares and antidilutive stock options were 3.0 million shares, 2.8 million shares, and 3.7 million shares, respectively, for the years ended December 31, 2011, 2010 and 2009, respectively.

The computation of basic and diluted net income (loss) attributable to Trinity Industries, Inc. is as follows:

	Year Ended December 31, 2011
	Income (Loss)	Avg. Shares Outstanding	Earnings Per Share
	(in millions, except per share amounts)
Net income attributable to Trinity Industries, Inc.	$142.2
Unvested restricted share participation	(4.8)

Net income attributable to Trinity Industries, Inc. — basic	137.4	77.5	$1.77

Effect of dilutive securities:
Stock options	—	0.3

Net income attributable to Trinity Industries, Inc. — diluted	$137.4	77.8	$1.77

	Year Ended December 31, 2010
	Income (Loss)	Avg. Shares Outstanding	Earnings Per Share
	(in millions, except per share amounts)
Net income attributable to Trinity Industries, Inc.	$67.4
Unvested restricted share participation	(2.3)

Net income attributable to Trinity Industries, Inc. — basic	65.1	76.8	$0.85

Effect of dilutive securities:
Stock options	—	0.2

Net income attributable to Trinity Industries, Inc. — diluted	$65.1	77.0	$0.85

	Year Ended December 31, 2009
	Income (Loss)	Avg. Shares Outstanding	Loss Per Share
	(in millions, except per share amounts)
Net loss attributable to Trinity Industries, Inc.	$(137.7)
Unvested restricted share participation	(1.0)

Net loss attributable to Trinity Industries, Inc. — basic	(138.7)	76.4	$(1.81)

Effect of dilutive securities:
Stock options	—	—

Net loss attributable to Trinity Industries, Inc. — diluted	$(138.7)	76.4	$(1.81)

Note 18. Commitments and Contingencies

Litigation and Contingencies

Railworthiness Directive

As previously reported, the Company received a letter from the Federal Railroad Administration (“FRA”) containing a railworthiness directive pertaining to a specific design of tank cars manufactured by the Company for use in transporting poison inhalation hazard (“PIH”) materials. The Company has manufactured 948 railcars of this design. These tank cars are owned or managed by the Company’s wholly-owned, railcar leasing subsidiary. The FRA was notified of five tank cars with potential leaks around the manway nozzles. Pursuant to the directive, 100 recently manufactured tank cars were removed from service. An additional 67 randomly selected tank cars out of 848 manufactured since 2006, which have operated without incident, have been removed from service.

In September 2011, the FRA issued an addendum to its June 2011 railworthiness directive, approving the Company’s voluntary recertification of all 948 tank cars used in PIH service. The recertification process is scheduled to be performed through September 2014 in conjunction with the normal 3 to 5 year, federally mandated inspection cycle for tank cars in PIH service. Maintenance costs associated with this recertification process are expensed as incurred in accordance with generally accepted accounting principles. The additional costs estimated to be incurred for compliance with the directive are not expected to be significant.

Other Matters

In January 2012, a Company subsidiary, Trinity Structural Towers, Inc., filed a law suit against a structural wind tower customer for breach of contract due to the customer’s failure to comply with its’ contractual purchase obligations. The customer and Trinity Structural Towers, Inc. entered into a multi-year contract in which the customer agreed to purchase a fixed number of structural wind towers each year during the term of the contract. The customer purchased a portion of its contractual commitment but defaulted its purchase obligation thereafter and did not remedy such default following notice from Trinity Structural Towers, Inc. to cure the default. The customer has filed an answer in the litigation and the discovery process is expected to commence in the first quarter of 2012.

The Company is involved in claims and lawsuits incidental to our business arising from various matters including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of loss for such matters, taking into consideration our rights in indemnity and recourse to third parties is $6.2 million to $22.9 million. Total accruals of $12.3 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying consolidated balance sheet. The Company believes any additional liability would not be material to its financial position or results of operations.

Trinity is subject to Federal, state, local, and foreign laws and regulations relating to the environment and the workplace. The Company has reserved $7.6 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. We believe that we are currently in substantial compliance with environmental and workplace laws and regulations.

Other Commitments

Non-cancelable purchase obligations amounted to $399.6 million as of December 31, 2011, of which $347.5 million is for the purchase of raw materials and components, principally by the Rail, Inland Barge, and Energy Equipment Groups.

Note 19. Selected Quarterly Financial Data (Unaudited)

Effective December 31, 2011, the Company adopted the emerging industry policy of recognizing revenue from the sales of railcars from the lease fleet on a gross basis in leasing revenues and cost of revenues if the railcar has been owned by the lease fleet for one year or less at the time of sale. Sales of railcars from the lease fleet which have been owned by the lease fleet for more than one year are recognized as a net gain or loss from the disposal of a long-term asset. See Note 1 of the Notes to Consolidated Financial Statements.

	september 30	september 30	september 30	september 30
	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in millions except per share data)
Revenues:
Manufacturing	$ 514.4	$ 580.1	$ 643.7	$ 785.5
Leasing	119.8	128.2	147.4	156.0

	634.2	708.3	791.1	941.5
Operating costs:
Costs of revenues:
Manufacturing	431.7	498.2	548.4	686.4
Leasing	60.5	63.3	78.6	87.9
Other	8.1	7.4	7.1	5.3

	500.3	568.9	634.1	779.6
Selling, engineering, and administrative expenses	50.3	47.5	53.5	57.8
Gain (loss) on disposition of property, plant, and equipment:
Net gains on lease fleet sales	1.1	0.4	1.6	13.1
Disposition of flood-damaged property, plant, and equipment	—	—	0.6	17.0
Other	0.8	3.1	(0.3)	4.8

	1.9	3.5	1.9	34.9
Operating profit	85.5	95.4	105.4	139.0
Net income	25.6	31.6	31.6	56.9
Net income attributable to Trinity Industries, Inc.	24.2	30.0	31.9	56.1
Net income attributable to Trinity Industries, Inc. per common share – basic and diluted	$ 0.30	$ 0.37	$ 0.40	$ 0.70

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(in millions except per share data)
Revenues:
Manufacturing	$ 332.8	$ 423.5	$ 417.9	$ 516.8
Leasing	114.9	115.2	115.2	119.2

	447.7	538.7	533.1	636.0
Operating costs:
Costs of revenues:
Manufacturing	283.1	351.7	348.1	451.8
Leasing	64.0	61.8	59.2	59.0
Other	4.1	2.1	2.1	2.6

	351.2	415.6	409.4	513.4
Selling, engineering, and administrative expenses	48.4	45.5	48.7	43.7
Gain (loss) on disposition of property, plant, and equipment:
Net gains on lease fleet sales	1.7	0.3	2.3	2.3
Disposition of flood-damaged property, plant, and equipment	—	—	10.2	(0.5)
Other	2.2	1.0	4.4	0.3

	3.9	1.3	16.9	2.1
Operating profit	52.0	78.9	91.9	81.0
Net income	4.3	21.1	31.5	18.5
Net income attributable to Trinity Industries, Inc.	2.0	18.4	29.7	17.3
Net income attributable to Trinity Industries, Inc. per common share – basic and diluted	$ 0.02	$ 0.23	$ 0.37	$ 0.22

Effective December 31, 2011, deferred loan issuance costs incurred have been classified in our Consolidated Statements of Cash Flows in financing activities as a deduction from debt proceeds to properly state such costs as financing activities. Previously such costs were classified as an operating activity within the change in other assets. The impact to properly state operating and financing activities for the three months ended March 31, 2011 and the six months ended June 30, 2011 was $5.9 million and the nine months ended September 30, 2011 impact was $21.1 million. The impact in 2010 to properly state operating and financing activities for the periods ended March 31, 2010 and June 30, 2010, was $0.2 million, while the impact for the nine months ended September 30, 2010 was $0.3 million. The impact for the year ended December 31, 2010 was $6.6 million. The following quarterly Consolidated Statements of Cash Flows for 2011 and 2010 are summarized as follows 1) originally reported as adjusted for the change in accounting for lease fleet railcar sales explained above and 2) as adjusted for the change in accounting for lease fleet railcar sales and the proper recognition of deferred loan issuance costs as financing activities:

	Three Months	Three Months	Three Months	Three Months
	Originally Reported as Adjusted for the Change in Presentation for Lease Fleet Railcar Sales
	Three Months Ended March 31, 2011	Six Months Ended June 30, 2011	Nine Months Ended September 30, 2011
	(in millions)
Total cash provided by (required by):
Operating activity	$(11.5)	$(3.2)	$28.6
Investing activity	(35.6)	(58.3)	(125.6)
Financing activity	(46.6)	(35.4)	15.8

Net increase (decrease) in cash and cash equivalents	$(93.7)	$(96.9)	$(81.2)

	Three Months Ended March 31, 2010	Six Months Ended June 30, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2010
	(in millions)
Total cash provided by (required by):
Operating activity	$(16.2)	$6.1	$47.5	$163.9
Investing activity	(268.4)	(304.0)	(333.0)	(308.2)
Financing activity	(69.5)	(103.6)	(175.1)	(113.5)

Net increase (decrease) in cash and cash equivalents	$(354.1)	$(401.5)	$(460.6)	$(257.8)

	Three Months	Three Months	Three Months	Three Months

	As Adjusted for the Change in Presentation for Lease Fleet Railcar Sales and the Recognition of Deferred Loan Issuance Costs as Financing Activities
	Three Months Ended March 31, 2011	Six Months Ended June 30, 2011	Nine Months Ended September 30, 2011
	(in millions)
Total cash provided by (required by):
Operating activity	$(5.6)	$2.7	$49.7
Investing activity	(35.6)	(58.3)	(125.6)
Financing activity	(52.5)	(41.3)	(5.3)

Net increase (decrease) in cash and cash equivalents..	$(93.7)	$(96.9)	$(81.2)

	Three Months Ended March 31, 2010	Six Months Ended June 30, 2010	Nine Months Ended September 30, 2010	Year Ended December 31, 2010
	(in millions)
Total cash provided by (required by):
Operating activity	$(16.0)	$6.3	$47.8	$170.5
Investing activity	(268.4)	(304.0)	(333.0)	(308.2)
Financing activity	(69.7)	(103.8)	(175.4)	(120.1)

Net increase (decrease) in cash and cash equivalents..	$(354.1)	$(401.5)	$(460.6)	$(257.8)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2011, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young LLP’s attestation report on effectiveness of the Company’s internal control over financial reporting is included herein.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information regarding the directors of the Company is incorporated by reference to the information set forth under the caption “Proposal 1 — Election of Directors” in the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”). Information relating to the executive officers of the Company is set forth in Part I of this report under the caption “Executive Officers of the Company.” Information relating to the Board of Directors’ determinations concerning whether at least one of the members of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407 (d)(5) of Regulation S-K is incorporated by reference to the information set forth under the caption “Corporate Governance — Board Committees — Audit Committee” in the Company’s 2012 Proxy Statement. Information regarding the Company’s Audit Committee is incorporated by reference to the information set forth under the caption “Corporate Governance — Board Committees — Audit Committee” in the Company’s 2012 Proxy Statement. Information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference to the information set forth under the caption “Additional Information — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2012 Proxy Statement.

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

Information regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the caption “Executive Compensation” in the Company’s 2012 Proxy Statement. Information concerning compensation committee interlocks and insider participation is incorporated by reference to the information set forth under the caption “Corporate Governance — Compensation Committee Interlocks and Insider Participation” in the Company’s 2012 Proxy Statement. Information about the compensation committee report is incorporated by reference to the information set forth under the caption “Executive Compensation — Human Resources Committee Report” in the Company’s 2012 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company’s 2012 Proxy Statement, under the caption “Security Ownership — Security Ownership of Certain Beneficial Owners and Management.”

The following table sets forth information about Trinity common stock that may be issued under all of Trinity’s existing equity compensation plans as of December 31, 2011.

Equity Compensation Plan Information

	(a)		(b)	(c)
				Number of Securities
	Number of Securities			Remaining Available for
	to be Issued		Weighted-Average	Future Issuance under
	Upon Exercise of		Exercise Price of	Equity Compensation
	Outstanding Options,		Outstanding Options,	Plans (Excluding Securities
	Warrants and Rights		Warrants and Rights	Reflected in Column (a))
Plan Category
Equity compensation plans approved by security holders:
Stock Options	653,516		$16.30
Restricted stock units and performance units	614,654	(1)	—

	1,268,170			2,062,102
Equity compensation plans not approved by security holders	—	(2)		—

Total	1,268,170			2,062,102

(1)

Includes 287,264 shares of common stock issuable upon the vesting and conversion of restricted stock units and 327,390 shares of common stock issuable upon the vesting and conversion of performance units. The restricted stock units and performance units do not have an exercise price.

(2)

Excludes information regarding the Trinity Deferred Plan for Director Fees. This plan permits the deferral of the payment of the annual retainer fee and board and committee meeting fees. At the election of the participant, the deferred fees may be converted into phantom stock units with a fair market value equal to the value of the fees deferred, and such phantom stock units are credited to the director’s account (along with the amount of any dividends or stock distributions). At the time a participant ceases to be a director, cash will be distributed to the participant. At December 31, 2011, there were 106,126 phantom stock units credited to the accounts of participants. Also excludes information regarding the Trinity Industries Supplemental Profit Sharing Plan (“Supplemental Plan”) for certain of its highly compensated employees. Information about the Supplemental Plan is incorporated herein by reference from the Company’s 2012 Proxy Statement, under the caption “Executive Compensation — Post-Employment Benefits.” At December 31, 2011, there were 45,904 stock units credited to the accounts of participants under the Supplemental Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related person transactions is incorporated by reference to the information set forth under the captions “Corporate Governance-Compensation Committee Interlocks and Insider Participation” and “Transactions with Related Persons” in the Company’s 2012 Proxy Statement. Information regarding the independence of directors is incorporated by reference to the information set forth under the captions “Corporate Governance-Independence of Directors” in the Company’s 2012 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the captions “Fees of Independent Registered Public Accounting Firm for Fiscal Years 2011 and 2010” in the Company’s 2012 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) (1) Financial Statements.

See Item 8.

(2) Financial Statement Schedule.

All schedules are omitted because they are not required, not significant, not applicable or the information is shown in the financial statements or the notes to consolidated financial statements.

(3) Exhibits.

See Index to Exhibits for a listing of Exhibits which are filed herewith or incorporated herein by reference to the location indicated.

EXHIBIT 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the following Registration Statements:

1)	Post-Effective Amendment No. 3 to the Registration Statement (Form S-8, No. 2-64813),
2)	Post-Effective Amendment No. 1 to the Registration Statement (Form S-8, No. 33-10937),
3)	Registration Statement (Form S-8, No. 33-35514),
4)	Registration Statement (Form S-8, No. 33-73026),
5)	Registration Statement (Form S-8, No. 333-77735),
6)	Registration Statement (Form S-8, No. 333-91067),
7)	Registration Statement (Form S-8, No. 333-85588),
8)	Registration Statement (Form S-8, No. 333-85590),
9)	Registration Statement (Form S-8, No. 333-114854),
10)	Registration Statement (Form S-8, No. 333-115376),
11)	Registration Statement (Form S-3, No. 333-134596),
12)	Registration Statement (Form S-8, No. 333-159552), and
13)	Registration Statement (Form S-8, No. 333-169452);

of our reports dated February 16, 2012 with respect to the consolidated financial statements of Trinity Industries, Inc. and Subsidiaries and the effectiveness of internal control over financial reporting of Trinity Industries, Inc. and Subsidiaries included in this Annual Report (Form 10-K) of Trinity Industries, Inc. and Subsidiaries for the year ended December 31, 2011.

/s/ ERNST & YOUNG LLP

Dallas, Texas

February 16, 2012

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By	/s/ James E. Perry
Registrant	James E. Perry
Senior Vice President and Chief Financial Officer Dated: February 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors:

/s/ John L. Adams	/s/ Diana S. Natalicio

John L. Adams	Diana S. Natalicio
Director	Director
Dated: February 16, 2012	Dated: February 16, 2012

/s/ Rhys J. Best	/s/ Douglas L. Rock

Rhys J. Best	Douglas L. Rock
Director	Director
Dated: February 16, 2012	Dated: February 16, 2012

/s/ David W. Biegler

David W. Biegler
Director
Dated: February 16, 2012	Principal Executive Officer:

/s/ Leldon E. Echols	/s/ Timothy R. Wallace

Leldon E. Echols	Timothy R. Wallace
Director	Chairman, Chief Executive Officer, President, and Director
Dated: February 16, 2012	Dated: February 16, 2012

Principal Financial Officer:

/s/ Ronald J. Gafford	/s/ James E. Perry

Ronald J. Gafford	James E. Perry
Director	Senior Vice President and Chief Financial Officer
Dated: February 16, 2012	Dated: February 16, 2012

/s/ Ronald W. Haddock

Ronald W. Haddock
Director
Dated: February 16, 2012	Principal Accounting Officer:

/s/ Adrián Lajous	/s/ Mary E. Henderson

Adrián Lajous	Mary E. Henderson
Director	Vice President, Chief Accounting Officer, and Controller
Dated: February 16, 2012	Dated: February 16, 2012

/s/ Charles W. Matthews

Charles W. Matthews
Director
Dated: February 16, 2012

Trinity Industries, Inc.

Index to Exhibits

(Item 15(b))

NO.	DESCRIPTION
(3.1)	Certificate of Incorporation of Trinity Industries, Inc., as amended May 23, 2007 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007).
(3.2)	Amended and Restated By-Laws of Trinity Industries, Inc., as amended May 2, 2011 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011).
(4.01)	Indenture, dated June 7, 2006, between Trinity Industries, Inc. and Wells Fargo Bank, National Association, as trustee (including the Form of 3 7/8% Convertible Subordinated Note due 2036 as an exhibit thereto) (filed herewith).
(4.01.1)	Officers’ Certificate of Trinity Industries, Inc. pursuant to the Indenture dated June 7, 2006, relating to the Company’s 3 7/8% Convertible Subordinated Notes due 2036 (filed herewith).
(4.1)	Specimen Common Stock Certificate of Trinity Industries, Inc. (incorporated by reference to Exhibit 4.1 of Registration Statement No. 333-159552 filed May 28, 2009).
(4.2)	Pass Through Trust Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(4.2.1)	Trust Indenture and Security Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(4.2.2)	Trust Indenture and Security Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(4.2.3)	Trust Indenture and Security Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4.3 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.1.1)	Form of Amended and Restated Executive Severance Agreement entered into between Trinity Industries, Inc. and the Chief Executive Officer, and each of the Senior Vice Presidents (incorporated by reference to Exhibit 10.1.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).*
(10.1.2)	Form of Amended and Restated Executive Severance Agreement entered into between Trinity Industries, Inc. and certain executive officers and certain other subsidiary and divisional officers of Trinity Industries, Inc. (incorporated by reference to Exhibit 10.1.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2008).*
(10.2)	Trinity Industries, Inc. Directors’ Retirement Plan, as amended September 10, 1998 (incorporated by reference to Exhibit 10.2 of Registration Statement No. 333-117526 filed July 21, 2004).*
(10.2.1)	Amendment No. 2 to the Trinity Industries, Inc. Directors’ Retirement Plan (incorporated by reference to Exhibit 10.2.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2010).*
(10.2.2)	Amendment No. 3 to the Trinity Industries, Inc. Directors’ Retirement Plan (filed herewith).*
(10.3)	1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 4.1 of Registration Statement No. 33-73026 filed December 15, 1993).*
(10.3.1)	Amendment No. 1 to the 1993 Stock Option and Incentive Plan (filed herewith).*
(10.3.2)	Amendment No. 2 to the 1993 Stock Option and Incentive Plan (filed herewith).*
(10.3.3)	Amendment No. 3 to the 1993 Stock Option and Incentive Plan (filed herewith).*
(10.3.4)	Amendment No. 4 to the 1993 Stock Option and Incentive Plan (filed herewith).*
(10.3.5)	Amendment No. 5 to the 1993 Stock Option and Incentive Plan (filed herewith).*
(10.4)	Supplemental Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as restated effective January 1, 2005 (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).*
(10.5)	Trust Agreement for Trinity Industries, Inc. Deferred Compensation Trust dated December 15, 2011 (filed herewith).*

NO.	DESCRIPTION
(10.6)	Trust Agreement for Trinity Industries, Inc. Supplemental Profit Sharing and Directors Fee Trust dated December 15, 2011 (filed herewith).*
(10.7)	Supplemental Retirement Plan as Amended and Restated effective January 1, 2009 (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).*
(10.7.1)	Amendment No. 1 to the Supplemental Retirement Plan as Amended and Restated effective January 1, 2009 (incorporated by reference to Exhibit 10.7.1 to our Form 8-K filed February 17, 2009).*
(10.8)	Trinity Industries, Inc. Deferred Plan for Director Fees, as amended (incorporated by reference to Exhibit 10.9 of Registration Statement No. 333-117526 filed July 21, 2004).*
(10.8.1)	Amendment to Trinity Industries, Inc. Deferred Plan for Director Fees dated December 7, 2005 (filed herewith).*
(10.8.2)	Trinity Industries, Inc. 2005 Deferred Plan for Director Fees (filed herewith).*
(10.9)	Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to Exhibit 4.2 of Registration Statement No. 333-77735 filed May 4, 1999).*
(10.9.1)	Amendment No. 1 to the Trinity Industries, Inc. 1998 Stock Option Plan and Incentive Plan (incorporated by reference to Exhibit 10.9.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2009).*
(10.9.2)	Amendment No. 2 to the Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.9.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2009).*
(10.9.3)	Amendment No. 3 to the Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (filed herewith).*
(10.9.4)	Amendment No. 4 to the Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (filed herewith).*
(10.10)	Amended and Restated Trinity Industries, Inc. 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 4, 2010).*
(10.10.1)	Form of Notice of Grant of Stock Options and Non-Qualified Option Agreement with Non-Qualified Stock Option Terms and Conditions as of September 8, 2004 (incorporated by reference to Exhibit 10.10.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2010).*
(10.10.1.1)	Non-Qualified Stock Option Terms and Conditions as of December 6, 2005 (filed herewith).*
(10.10.1.2)	Form of Notice of Grant of Stock Options and Non-Qualified Option Agreement with Non-Qualified Stock Option Terms and Conditions as of December 9, 2008 (incorporated by reference to Exhibit 10.11.1.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2008).*
(10.10.2)	Form of Notice of Grant of Stock Options and Incentive Stock Option Agreement with Incentive Stock Option Terms and Conditions as of September 8, 2004 (incorporated by reference to Exhibit 10.10.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2010).*
(10.10.2.1)	Incentive Stock Option Terms and Conditions as of December 6, 2005 (filed herewith).*
(10.10.2.2)	Form of Notice of Grant of Stock Options and Incentive Stock Option Agreement with Incentive Stock Option Terms and Conditions as of December 9, 2008 (incorporated by reference to Exhibit 10.11.2.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2008).*
(10.10.3)	Form of Restricted Stock Grant Agreement for grants issued prior to 2008 (incorporated by reference to Exhibit 10.11.3 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).*
(10.10.3.1)	Form of Restricted Stock Grant Agreement for grants issued commencing 2008 (incorporated by reference to Exhibit 10.11.3 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).*
(10.10.4)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.10.4 to our Annual Report on Form 10-K for the annual period ended December 31, 2010).*
(10.10.5)	Form of Restricted Stock Unit Agreement for Non-Employee Directors for grants issued prior to 2008 (incorporated by reference to Exhibit 10.11.5 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).*
(10.10.5.1)	Form of Restricted Stock Unit Agreement for Non-Employee Directors for grants issued commencing 2008 (incorporated by reference to Exhibit 10.11.5 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).*
(10.10.6)	Form of Performance Restricted Stock Unit Grant Agreement for grants issued commencing 2011 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011).*

NO.	DESCRIPTION
(10.11)	Supplemental Retirement and Director Retirement Trust of Trinity Industries, Inc. (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the annual period ended December 31, 2009).*
(10.12)	Form of 2008 Deferred Compensation Plan and Agreement as amended and restated entered into between Trinity Industries, Inc. and certain officers of Trinity Industries, Inc. or its subsidiaries (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).*
(10.13)	Trinity Industries, Inc. Short-Term Management Incentive Plan (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).*
(10.14)	Equipment Lease Agreement (TRL 1 2001-1A) dated as of May 17, 2001 between TRLI-1A Railcar Statutory Trust, lesser, and Trinity Rail Leasing I L.P., lessee (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.14.1)	Participation Agreement (TRL 1 2001-1A) dated as of May 17, 2001 among Trinity Rail Leasing I L.P., lessee, et. al. (incorporated by reference to Exhibit 10.15.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.14.2)	Equipment Lease Agreement (TRL 1 2001-1B) dated as of July 12, 2001 between TRL 1 2001-1B Railcar Statutory Trust, lessor, and Trinity Rail Leasing I L.P., lessee (incorporated by reference to Exhibit 10.15.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.14.3)	Participation Agreement (TRL 1 2001-1B) dated as of May 17, 2001 among Trinity Rail Leasing I L.P., lessee, et. al. (incorporated by reference to Exhibit 10.15.3 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.14.4)	Equipment Lease Agreement (TRL 1 2001-1C) dated as of December 28, 2001 between TRL 1 2001-1C Railcar Statutory Trust, lessor, and Trinity Rail Leasing 1 L.P., lessee (incorporated by reference to Exhibit 10.15.4 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.14.5)	Participation Agreement (TRL 1 2001-1C) dated as of December 28, 2001 among Trinity Rail Leasing 1 L.P., lessee, et. al. (incorporated by reference to Exhibit 10.15.5 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.15)	Equipment Lease Agreement (TRL III 2003-1A) dated as of November 12, 2003 between TRL III-1A Railcar Statutory Trust, lessor, and Trinity Rail Leasing III L.P., lessee (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.15.1)	Participation Agreement (TRL III 2003-1A) dated as of November 12, 2003 between TRL III-1A among Trinity Rail Leasing III L.P., lessee, et. al. (incorporated by reference to Exhibit 10.16.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.15.2)	Equipment Lease Agreement (TRL III 2003-1B) dated as of November 12, 2003 between TRL III-1B Railcar Statutory Trust, lessor, and Trinity Rail Leasing III L.P., lessee, (incorporated by reference to Exhibit 10.16.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.15.3)	Participation Agreement (TRL III 2003-1B) dated as of November 12, 2003 between TRL III-1B among Trinity Rail Leasing III L.P., lessee, et. al. (incorporated by reference to Exhibit 10.16.3 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.15.4)	Equipment Lease Agreement (TRL III 2003-1C) dated as of November 12, 2003 between TRL III-1C Railcar Statutory Trust, lessor, and Trinity Rail Leasing III L.P., lessee (incorporated by reference to Exhibit 10.16.4 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.15.5)	Participation Agreement (TRL III 2003-1C) dated as of November 12, 2003 between TRL III-1C among Trinity Rail Leasing III L.P., lessee, et. al. (incorporated by reference to Exhibit 10.16.5 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.16)	Equipment Lease Agreement (TRL IV 2004-1A) between TRL IV 2004-1A Statutory Trust, lessor, and Trinity Rail Leasing IV L.P., lessee (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.16.1)	Participation Agreement (TRL IV 2004-1A) among Trinity Rail Leasing IV, L.P., lessee, et. al (incorporated by reference to Exhibit 10.17.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).
(10.17)	Third Amended and Restated Credit Agreement dated as of October 20, 2011 among Trinity Industries, Inc, as Borrower, JP Morgan Chase Bank, N.A., individually and as Administrative Agent, and certain other Lenders party thereto from time to time (filed herewith).
(10.18)	Second Amended and Restated Warehouse Loan Agreement dated as of May 29, 2009 among Trinity Industries

NO.	DESCRIPTION
Leasing Company, Trinity Rail Leasing Warehouse Trust (formerly known as Trinity Rail Leasing Trust II), The Committed Lenders and the Conduit Lenders from time to time party hereto, Credit Suisse, New York Branch, as Agent, and Wilmington Trust Company, as Collateral Agent and Depositary (incorporated by reference to Exhibit 10.19 to our Form 8-K filed on June 2, 2009).
(10.18.1)	Amendment No.1 to the Second Amended and Restated Warehouse Loan Agreement, dated February 4, 2011, amending the Second Amended and Restated of Warehouse Loan Agreement dated May 29, 2009 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on February 8, 2011).
(10.19)	Term Loan Agreement dated as of May 9, 2008 among Trinity Rail Leasing VI LLC, the Committed Lenders and the Conduit Lenders From Time to Time Party Hereto, DVB Bank AG, as Agent, and Wilmington Trust Company; as Collateral and Depositary (incorporated by reference to Exhibit 10.20 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008).
(10.19.1)	Purchase and Sale Agreement (TILC) dated as of May 9, 2008 among Trinity Industries Leasing Company, as Seller and Trinity Rail Leasing VI LLC, as Buyer (incorporated by reference to Exhibit 10.20.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008).
(10.19.2)	Purchase and Sale Agreement (TRLT-II) dated as of May 9, 2008 among Trinity Rail Leasing Trust II, as Seller, Trinity Rail Leasing VI LLC, as Buyer and Trinity Industries Leasing Company (incorporated by reference to Exhibit 10.20.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008).
(10.20)	Master Indenture dated November 5, 2009, between Trinity Rail Leasing VII LLC and Wilmington Trust Company, as indenture trustee (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the annual period ended December 31, 2009).
(10.20.1)	Purchase and Contribution Agreement, dated November 5, 2009, among Trinity Industries Leasing Company, Trinity Rail Leasing Warehouse Trust, and Trinity Rail Leasing VII L.L.C. (incorporated by reference to Exhibit 10.20.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2009).
(10.21)	Perquisite Plan beginning January 1, 2004 in which the Company’s Executive Officers participate (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the annual period ended December 31, 2010).*
(10.22)	Purchase and Contribution Agreement, dated May 18, 2006, among Trinity Industries Leasing Company, Trinity Leasing Trust II, and Trinity Rail Leasing V L.P. (filed herewith).
(10.22.1)	Master Indenture dated May 24, 2006, between Trinity Rail Leasing V L.P. and Wilmington Trust Company, as indenture trustee (filed herewith).
(10.23)	Board Compensation Summary Sheet (incorporated by reference to Exhibit 10.27 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).*
(10.24)

Retirement Transition Agreement between Trinity North American Freight Car, Inc. and Martin Graham (incorporated by reference to Exhibit 10.28 to our Annual Report on Form

10-K for the annual period ended December 31, 2007).*

(10.25)	Retirement Transition Agreement between Trinity Industries, Inc. and Mark W. Stiles (incorporated by reference to Exhibit 10.1 to our Form 8-K filed July 30, 2010).*
(10.26)	Indenture dated as of October 25, 2010, between Trinity Rail Leasing 2010 LLC and Wilmington Trust Company, as indenture trustee (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010).
(10.26.1)	Purchase and Contribution Agreement, dated as of October 25, 2010, among Trinity Rail Leasing Warehouse Trust, Trinity Industries Leasing Company, and Trinity Rail Leasing 2010 LLC (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010).
(10.26.2)	Note Purchase Agreement dated October 18, 2010 among Trinity Industries, Inc., Trinity Industries Leasing Company, Trinity Rail Leasing 2010 LLC, Credit Suisse Securities (USA) LLC, Lloyds TSB Bank PLC, Credit Agricole Securities (USA) Inc., Wells Fargo Securities, LLC, and Rabo Securities USA, Inc. (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010).
(10.27)	Note Purchase Agreement dated June 29, 2011, among Trinity Industries Leasing Company, TRIP Rail Holdings LLC, TRIP Rail Leasing LLC, and TRIP Rail Master Funding LLC, and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011).
(10.27.1)	Purchase and Contribution Agreement dated July 6, 2011, among TRIP Rail Leasing, LLC, Trinity Industries

NO.	DESCRIPTION
Leasing Company, TRIP Rail Master Funding LLC (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011).
(10.27.2)	Master Indenture dated July 6, 2011, among TRIP Rail Master Funding LLC and Wilmington Trust Company, as indenture trustee (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011).
(10.28)	Form of Indemnification Agreement between Trinity Industries, Inc. and certain directors and executive officers (filed herewith).
(12)	Computation of Ratio of Earnings to Fixed Charges (filed herewith).
(21)	Listing of subsidiaries of Trinity Industries, Inc. (filed herewith).
(23)	Consent of Ernst & Young LLP (contained on page 87 of this document and filed herewith).
(31.1)	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
(31.2)	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
(32.1)	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32.2)	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(95)	Mine Safety Disclosure Exhibit (filed herewith).
101.INS	XBRL Instance Document (filed electronically herewith)**
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)**

*	Management contracts and compensatory plan arrangements.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.