Form 10-Q
period 2012-03-31
TRINITY INDUSTRIES INC
filed 2012-04-26
CIK 99780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

At April 13, 2012 the number of shares of common stock outstanding was 80,263,121.

TRINITY INDUSTRIES, INC.

FORM 10-Q

PART I

Item 1.     Financial Statements

Trinity Industries, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2012	2011
	(in millions, except per share amounts)
Revenues:
Manufacturing	$783.2	$514.4
Leasing	142.1	119.8

	925.3	634.2
Operating costs:
Cost of revenues:
Manufacturing	672.0	431.7
Leasing	73.4	60.5
Other	11.1	8.1

	756.5	500.3
Selling, engineering, and administrative expenses:
Manufacturing	36.5	34.0
Leasing	6.1	5.7
Other	11.3	10.6

	53.9	50.3
Gain on disposition of property, plant, and equipment:
Net gains on railcar lease fleet sales	3.7	1.1
Other	3.8	0.8

Total operating profit	122.4	85.5

Other (income) expense:
Interest income	(0.4)	(0.3)
Interest expense	47.9	44.5
Other, net	(3.0)	(0.5)

	44.5	43.7

Income before income taxes	77.9	41.8
Provision for income taxes	25.6	16.2

Net income	52.3	25.6
Net income (loss) attributable to noncontrolling interest	(0.6)	1.4

Net income attributable to Trinity Industries, Inc.	$52.9	$24.2

Net income attributable to Trinity Industries, Inc. per common share:
Basic	$0.66	$0.30
Diluted	$0.66	$0.30
Weighted average number of shares outstanding:
Basic	77.8	77.1
Diluted	78.1	77.4
Dividends declared per common share	$0.09	$0.08

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended March 31,
	2012	2011
	(in millions)
Net income	$52.3	$25.6
Unrealized loss on derivative financial instruments:
Unrealized gains arising during the period	2.7	14.3
Reclassification adjustments for losses included in net income	2.3	0.8

Funded status of pension liability – amortization of actuarial loss	0.9	—

Other comprehensive income, before tax	5.9	15.1
Income tax expense related to components of other comprehensive income	2.4	5.4

Other comprehensive income, net of tax	3.5	9.7

Comprehensive income	55.8	35.3
Less: comprehensive income (loss) attributable to noncontrolling interest	(0.1)	3.7

Comprehensive income attributable to Trinity Industries, Inc.	$55.9	$31.6

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(unaudited)
	(in millions)
Assets
Cash and cash equivalents	$304.8	$351.1
Receivables, net of allowance	367.2	384.3
Income tax receivable	1.4	1.6
Inventories:
Raw materials and supplies	340.8	324.8
Work in process	146.2	125.6
Finished goods	109.0	99.5

	596.0	549.9
Restricted cash, including TRIP Holdings of $59.2 and $74.6	224.0	240.3
Property, plant, and equipment, at cost, including TRIP Holdings of $1,271.4 and $1,257.7	5,479.3	5,407.9
Less accumulated depreciation, including TRIP Holdings of $128.7 and $122.7	(1,262.0)	(1,228.4)

	4,217.3	4,179.5
Goodwill	225.9	225.9
Other assets	193.6	188.4

	$6,130.2	$6,121.0

Liabilities and Stockholders’ Equity
Accounts payable	$220.9	$207.4
Accrued liabilities	384.0	421.3
Debt:
Recourse, net of unamortized discount of $96.8 and $99.8	461.2	457.7
Non-recourse:
Parent and wholly-owned subsidiaries	1,575.5	1,616.0
TRIP Holdings	890.8	901.2

	2,927.5	2,974.9
Deferred income	37.4	38.7
Deferred income taxes	465.5	434.7
Other liabilities	90.6	95.7

	4,125.9	4,172.7
Stockholders’ equity:
Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – 200.0 shares authorized	81.7	81.7
Capital in excess of par value	633.7	626.5
Retained earnings	1,360.4	1,314.7
Accumulated other comprehensive loss	(131.0)	(134.0)
Treasury stock	(24.9)	(25.1)

	1,919.9	1,863.8
Noncontrolling interest	84.4	84.5

	2,004.3	1,948.3

	$6,130.2	$6,121.0

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2012	2011
	(in millions)
Operating activities:
Net income	$52.3	$25.6
Adjustments to reconcile net income to net cash provided (required) by operating activities:
Depreciation and amortization	49.1	47.6
Stock-based compensation expense	6.9	5.3
Excess tax benefits from stock-based compensation	(0.3)	—
Provision for deferred income taxes	26.1	11.5
Net gains on sales of railcars owned more than one year at the time of sale	(3.7)	(1.1)
Gain on disposition of property, plant, equipment, and other assets	(3.8)	(0.8)
Other	2.3	2.3
Changes in assets and liabilities:
(Increase) decrease in receivables	17.1	(75.6)
(Increase) decrease in income tax receivable	0.2	(0.6)
(Increase) decrease in inventories	(46.1)	(82.2)
(Increase) decrease in other assets	(3.3)	(1.6)
Increase (decrease) in accounts payable	13.5	47.0
Increase (decrease) in accrued liabilities	(33.4)	12.2
Increase (decrease) in other liabilities	(5.9)	4.8

Net cash provided (required) by operating activities	71.0	(5.6)

Investing activities:
(Increase) decrease in short-term marketable securities	—	41.0
Proceeds from sales of railcars owned more than one year at the time of sale	26.5	10.0
Proceeds from disposition of property, plant, equipment, and other assets	12.9	2.9
Capital expenditures – leasing, net of sold railcars owned one year or less	(100.0)	(81.5)
Capital expenditures – manufacturing and other	(16.4)	(8.0)

Net cash required by investing activities	(77.0)	(35.6)

Financing activities:
Proceeds from issuance of common stock, net	0.7	1.4
Excess tax benefits from stock-based compensation	0.3	—
Payments to retire debt – other	(52.6)	(42.8)
Proceeds from issuance of debt	2.2	—
Deferred loan issuance costs	—	(5.9)
(Increase) decrease in restricted cash	16.3	1.1
Dividends paid to common shareholders	(7.2)	(6.3)

Net cash required by financing activities	(40.3)	(52.5)

Net decrease in cash and cash equivalents	(46.3)	(93.7)
Cash and cash equivalents at beginning of period	351.1	354.0

Cash and cash equivalents at end of period	$304.8	$260.3

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(unaudited)

	Common Stock					Treasury Stock
	Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	(in millions)
Balances at December 31, 2011	81.7	$81.7	$626.5	$1,314.7	$(134.0)	(1.5)	$(25.1)	$1,863.8	$84.5	$1,948.3
Net income	—	—	—	52.9	—	—	—	52.9	(0.6)	52.3
Other comprehensive income	—	—	—	—	3.0	—	—	3.0	0.5	3.5
Cash dividends on common stock	—	—	—	(7.2)	—	—	—	(7.2)	—	(7.2)
Restricted shares issued, net	—	—	6.2	—	—	0.0	0.0	6.2	—	6.2
Stock options exercised	—	—	0.5	—	—	0.1	0.2	0.7	—	0.7
Stock-based compensation expense	—	—	0.5	—	—	—	—	0.5	—	0.5

Balances at March 31, 2012	81.7	$81.7	$633.7	$1,360.4	$(131.0)	(1.4)	$(24.9)	$1,919.9	$84.4	$2,004.3

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and its subsidiaries (“Trinity”, “Company”, “we”, or “our”) including its majority-owned subsidiary, TRIP Rail Holdings LLC (“TRIP Holdings”). In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of March 31, 2012, and the results of operations and cash flows for the three month periods ended March 31, 2012 and 2011, have been made in conformity with generally accepted accounting principles. Because of seasonal and other factors, the results of operations for the three month period ended March 31, 2012 may not be indicative of expected results of operations for the year ending December 31, 2012. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2011.

Stockholders’ Equity

In December 2010, the Company’s Board of Directors authorized a $200 million share repurchase program, effective January 1, 2011, which expires on December 31, 2012. No shares were repurchased under this program during the three months ended March 31, 2012.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amended current comprehensive income guidance. ASU 2011-05 became effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. Accordingly, the Company adopted this new standard on January 1, 2012 by including the consolidated statement of comprehensive income with its consolidated financial statements and revising Note 13 Accumulated Other Comprehensive Loss. The adoption of ASU 2011-05 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in reporting format with regard to components of other comprehensive income.

Reclassifications

Effective December 31, 2011, the Company adopted the emerging industry policy of recognizing revenue from the sales of railcars from the lease fleet on a gross basis in leasing revenues and cost of revenues if the railcar has been owned by the lease fleet for one year or less at the time of sale. Sales of railcars from the lease fleet which have been owned by the lease fleet for more than one year are recognized as a net gain or loss from the disposal of a long-term asset. Prior year reported balances have been reclassified to conform to this policy resulting in a decrease in revenue of $10.0 million for the three months ended March 31, 2011.

Note 2. Fair Value Accounting

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of March 31, 2012
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$134.8	$—	$—	$134.8
Restricted cash	224.0	—	—	224.0
Equity call agreement with TRIP Holdings equity investor[1]	—	—	0.7	0.7
Fuel derivative instruments[1]	—	0.1	—	0.1

Total assets	$358.8	$0.1	$0.7	$359.6

Liabilities:
Interest rate hedges[2]
Wholly-owned subsidiary	$—	$46.2	$—	$46.2
TRIP Holdings	—	4.2	—	4.2
Equity put agreement with TRIP Holdings equity investor[3]	—	—	2.6	2.6

Total liabilities	$—	$50.4	$2.6	$53.0

	Fair Value Measurement as of December 31, 2011
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$246.6	$—	$—	$246.6
Restricted cash	240.3	—	—	240.3
Equity call agreement with TRIP Holdings equity investor[1]	—	—	0.7	0.7

Total assets	$486.9	$—	$0.7	$487.6

Liabilities:
Interest rate hedges[2]
Wholly-owned subsidiary	$—	$48.9	$—	$48.9
TRIP Holdings	—	4.8	—	4.8
Equity put agreement with TRIP Holdings equity investor[3]	—	—	3.1	3.1
Fuel derivative instruments[2]	—	0.1	—	0.1

Total liabilities	$—	$53.8	$3.1	$56.9

[1]	Included in other assets on the consolidated balance sheet.
[2]	Included in accrued liabilities on the consolidated balance sheet.
[3]	Included in other liabilities on the consolidated balance sheet.

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

Level 1 – This level is defined as quoted prices in active markets for identical assets or liabilities. The Company’s cash equivalents and restricted cash are instruments of the United States Treasury or highly-rated money market mutual funds.

Level 2 – This level is defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s fuel derivative instruments, which are commodity options, are valued using energy and commodity market data. Interest rate hedges are valued at exit prices obtained from each counterparty. See Note 6 Derivative Instruments and Note 9 Debt.

Level 3 – This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The equity put and call agreements with the TRIP equity investor are valued based on cash flow projections and certain assumptions regarding the likelihood of exercising the option under the related agreement. See Note 5 Investment in TRIP Holdings.

The carrying amounts and estimated fair values of our long-term debt were as follows:

	March 31, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Recourse:
Convertible subordinated notes	$450.0	$490.4	$450.0	$439.4
Less: unamortized discount	(96.8)		(99.8)

	353.2		350.2
Capital lease obligations	47.9	47.9	48.6	48.6
Term loan	54.0	54.6	54.7	55.7
Other	6.1	6.1	4.2	4.2

	461.2	599.0	457.7	547.9
Non-recourse:
2006 secured railcar equipment notes	266.0	283.0	269.3	278.5
Promissory notes	459.3	443.1	465.5	448.6
2009 secured railcar equipment notes	216.2	240.3	218.4	228.6
2010 secured railcar equipment notes	351.3	354.2	354.3	333.1
TILC warehouse facility	282.7	282.7	308.5	308.5
TRIP Holdings senior secured notes	61.2	62.2	61.2	61.6
TRIP Master Funding secured railcar equipment notes	829.6	890.8	840.0	834.9

	2,466.3	2,556.3	2,517.2	2,493.8

Total	$2,927.5	$3,155.3	$2,974.9	$3,041.7

The estimated fair value of our convertible subordinated notes was based on a quoted market price as of March 31, 2012 and December 31, 2011, respectively (level 1 input). The estimated fair values of our 2006, 2009, and 2010 secured railcar equipment notes, promissory notes, TRIP Holdings senior secured notes, TRIP Master Funding secured railcar equipment notes, and term loan are based on our estimate of their fair value as of March 31, 2012 and December 31, 2011, respectively. These values were determined by discounting their future cash flows at the current market interest rate (level 3 inputs). The carrying value of our Trinity Industries Leasing Company (“TILC”) warehouse facility approximates fair value because the interest rate adjusts to the market interest rate and the Company’s credit rating has not changed since the loan agreement was renewed in February 2011 (level 3 input). The fair values of all other financial instruments are estimated to approximate carrying value.

Note 3. Segment Information

The Company reports operating results in five principal business segments: (1) the Rail Group, which manufactures and sells railcars and related parts and components; (2) the Construction Products Group, which manufactures and sells highway products and concrete and aggregates; (3) the Inland Barge Group, which manufactures and sells barges and related products for inland waterway services; (4) the Energy Equipment Group, which manufactures and sells products for energy related businesses, including structural wind towers, tank containers and tank heads for pressure and non-pressure vessels, frac tanks, and utility, traffic, and lighting structures; and (5) the Railcar Leasing and Management Services Group (“Leasing Group”), which provides fleet management, maintenance, and leasing services. The segment All Other includes our captive insurance and transportation companies; legal, environmental, and maintenance costs associated with non-operating facilities; other peripheral businesses; and the change in market valuation related to ineffective commodity hedges. Gains and losses from the sale of property, plant, and equipment which are related to manufacturing and dedicated to the specific manufacturing operations of a particular segment are included in operating profit of that respective segment. Gains and losses from the sale of property, plant, and equipment that can be utilized by multiple segments are included in operating profit of the All Other segment.

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

The financial information for these segments is shown in the tables below. We operate principally in North America.

Three Months Ended March 31, 2012

	Revenues			Operating
				Profit
	External	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$341.2	$125.9	$467.1	$40.1
Construction Products Group	149.6	5.4	155.0	10.8
Inland Barge Group	169.4	—	169.4	30.0
Energy Equipment Group	120.1	4.9	125.0	(3.8)
Railcar Leasing and Management Services Group	142.1	0.2	142.3	66.5
All Other	2.9	12.8	15.7	1.2
Corporate	—	—	—	(11.6)
Eliminations – Lease subsidiary	—	(122.6)	(122.6)	(10.9)
Eliminations – Other	—	(26.6)	(26.6)	0.1

Consolidated Total	$925.3	$—	$925.3	$122.4

Three Months Ended March 31, 2011

	Revenues			Operating
				Profit
	External	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$131.0	$88.8	$219.8	$9.3
Construction Products Group	130.1	3.5	133.6	8.3
Inland Barge Group	137.9	—	137.9	21.7
Energy Equipment Group	113.2	5.5	118.7	10.5
Railcar Leasing and Management Services Group	119.8	—	119.8	54.7
All Other	2.2	10.9	13.1	(0.3)
Corporate	—	—	—	(10.7)
Eliminations – Lease subsidiary	—	(85.4)	(85.4)	(8.1)
Eliminations – Other	—	(23.3)	(23.3)	0.1

Consolidated Total	$634.2	$—	$634.2	$85.5

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

Note 4. Railcar Leasing and Management Services Group

The Railcar Leasing and Management Services Group provides fleet management, maintenance, and leasing services. Selected consolidating financial information for the Leasing Group is as follows:

	March 31, 2012
	Leasing Group
	Wholly- Owned Subsidiaries	TRIP Holdings	Manufacturing/ Corporate	Total
	(in millions, unaudited)
Cash and cash equivalents	$3.7	$—	$301.1	$304.8
Property, plant, and equipment, net	$3,108.6	$1,142.7	$500.4	$4,751.7
Net deferred profit on railcars sold to the Leasing Group	(348.0)	(186.4)	—	(534.4)

	$2,760.6	$956.3	$500.4	$4,217.3
Restricted cash	$164.8	$59.2	$—	$224.0
Debt:
Recourse	$101.9	$—	$456.1	$558.0
Less: unamortized discount	—	—	(96.8)	(96.8)

	101.9	—	359.3	461.2
Non-recourse	1,575.5	999.6	—	2,575.1
Less: non-recourse debt owned by Trinity	—	(108.8)	—	(108.8)

Total debt	$1,677.4	$890.8	$359.3	$2,927.5
Net deferred tax liabilities	$557.9	$4.6	$(97.0)	$465.5

	December 31, 2011
	Leasing Group
	Wholly- Owned Subsidiaries	TRIP Holdings	Manufacturing/ Corporate	Total
	(in millions)
Cash and cash equivalents	$3.2	$—	$347.9	$351.1
Property, plant, and equipment, net	$3,066.0	$1,135.0	$510.0	$4,711.0
Net deferred profit on railcars sold to the Leasing Group	(344.5)	(187.0)	—	(531.5)

	$2,721.5	$948.0	$510.0	$4,179.5
Restricted cash	$165.7	$74.6	$—	$240.3
Debt:
Recourse	$103.3	$—	$454.2	$557.5
Less: unamortized discount	—	—	(99.8)	(99.8)

	103.3	—	354.4	457.7
Non-recourse	1,616.0	1,010.0	—	2,626.0
Less: non-recourse debt owned by Trinity	—	(108.8)	—	(108.8)

Total debt	$1,719.3	$901.2	$354.4	$2,974.9
Net deferred tax liabilities	$582.4	$4.7	$(152.4)	$434.7

See Note 5 Investment in TRIP Holdings and Note 9 Debt for a further discussion regarding the Company’s investment in TRIP Holdings and TRIP Holdings’ debt.

	Three Months Ended March 31,
	2012	2011		Percent
	($ in millions)			Change
Revenues:
Wholly owned subsidiaries:
Leasing and management	$98.3	$90.3		8.9%
Railcar sales(1)	14.9	—		*

	113.2	90.3		25.4
TRIP Holdings:
Leasing and management	29.1	29.5		(1.4)
Railcar sales(1)	—	—		—

	29.1	29.5		(1.4)

Total revenues	$142.3	$119.8		18.8
Operating Profit:
Wholly owned subsidiaries:
Leasing and management	$43.1	$36.5
Railcar sales(1):
Railcars owned one year or less at the time of sale	2.9	—
Railcars owned more than one year at the time of sale	4.1	1.0

	50.1	37.5
TRIP Holdings:
Leasing and management	16.8	17.1
Railcar sales(1):
Railcars owned one year or less at the time of sale	—	—
Railcars owned more than one year at the time of sale	(0.4)	0.1

	16.4	17.2

Total operating profit	$66.5	$54.7
Operating profit margin:
Leasing and management	47.0%	44.7%
Railcar sales(1)	*		*
Total operating profit margin	46.7	45.7
Interest and rent expense(2):
Rent expense	$12.7	$12.1
Interest expense:
Wholly-owned subsidiaries	$24.6	$25.2
TRIP Holdings:
External	15.2	11.5
Intercompany	3.3	—

	18.5	11.5

Total interest expense	$43.1	$36.7

*	Not meaningful
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

(2)

Rent expense is a component of operating profit. Interest expense is not a component of operating profit and includes the effect of hedges. Intercompany interest expense arises from Trinity’s ownership of a portion of TRIP Holdings’ Senior Secured Notes and is eliminated in consolidation. See Note 9 Debt.

Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured predominantly by the Rail Group and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Leasing Group primarily enters into operating leases. Future contractual minimum rental revenues on leases are as follows:

	Remaining nine months of 2012	2013	2014	2015	2016	Thereafter	Total
	(in millions)
Wholly-owned subsidiaries	$200.4	$220.5	$168.5	$128.1	$92.7	$188.4	$998.6
TRIP Holdings	71.4	69.3	48.8	39.6	33.1	62.6	324.8

	$271.8	$289.8	$217.3	$167.7	$125.8	$251.0	$1,323.4

Debt. The Leasing Group’s debt at March 31, 2012 consists of both recourse and non-recourse debt. As of March 31, 2012, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of approximately $2,436.8 million that is pledged as collateral for Leasing Group debt held by those subsidiaries, including equipment with a net book value of $50.6 million securing capital lease obligations. The net book value of unpledged equipment at March 31, 2012 was $575.1 million. See Note 9 Debt regarding Leasing Group debt.

TRIP Holdings. Debt owed by TRIP Holdings and its subsidiaries is nonrecourse to Trinity and TILC and is secured solely by the consolidated assets of TRIP Holdings and the equity interests of TRIP Holdings. In July 2011, TRIP Holdings and its newly-formed subsidiary, TRIP Rail Master Funding LLC (“TRIP Master Funding”), issued $1,032.0 million in new debt and repaid all of the outstanding borrowings of the existing TRIP Warehouse Loan. TRIP Master Funding equipment with a net book value of $1,142.7 million, excluding deferred profit resulting from the sale of railcars to TRIP Master Funding, is pledged as collateral for the TRIP Master Funding debt. See Note 5 Investment in TRIP Holdings for a description of TRIP Holdings.

Off Balance Sheet Arrangements. In prior years, the Leasing Group completed a series of financing transactions whereby railcars were sold to one or more separate independent owner trusts (“Trusts”). Each of the Trusts financed the purchase of the railcars with a combination of debt and equity. In each transaction, the equity participant in the Trust is considered to be the primary beneficiary of the Trust and therefore, the debt related to the Trust is not included as part of the consolidated financial statements. The Leasing Group, through newly formed, wholly-owned, qualified subsidiaries, leased railcars from the Trusts under operating leases with terms of 22 years, and subleased the railcars to independent third-party customers under shorter term operating rental agreements.

These Leasing Group subsidiaries had total assets as of March 31, 2012 of $214.6 million, including cash of $85.5 million and railcars of $96.5 million. The right, title, and interest in each sublease, cash, and railcars are pledged to collateralize the lease obligations to the Trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiaries’ lease obligations. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties to be available to Trinity. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future contractual minimum rental revenues related to these leases due to the Leasing Group are as follows:

	Remaining nine months of 2012	2013	2014	2015	2016	Thereafter	Total
			(in millions)
Future operating lease obligations of Trusts’ railcars	$33.6	$45.6	$44.8	$43.1	$40.1	$341.3	$548.5
Future contractual minimum rental revenues of Trusts’ railcars	$44.8	$44.2	$29.7	$22.2	$14.5	$26.1	$181.5

Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to operating leases other than leases with the Trusts are as follows:

	Remaining nine months of 2012	2013	2014	2015	2016	Thereafter	Total
			(in millions)
Future operating lease obligations	$6.5	$8.4	$8.3	$8.3	$8.1	$35.6	$75.2
Future contractual minimum rental revenues	$7.4	$9.1	$8.6	$5.1	$4.3	$7.6	$42.1

Operating lease obligations totaling $29.2 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries.

See Note 5 of the December 31, 2011 Consolidated Financial Statements filed on Form 10-K for a detailed explanation of these financing transactions.

Note 5. Investment in TRIP Holdings

In 2007, the Company and other third-party equity investors formed TRIP Holdings for the purpose of providing railcar leasing and management services in North America. TRIP Holdings, through its wholly-owned subsidiary, TRIP Rail Leasing LLC (“TRIP Leasing”), purchased railcars from the Company’s Rail and Leasing Groups funded by capital contributions from TRIP Holdings’ equity investors and borrowings under the TRIP Warehouse Loan. As of March 31, 2012, TRIP Holdings’ subsidiaries had purchased $1,325.2 million of railcars from the Company. Railcars purchased from the Company by TRIP Holdings’ subsidiaries were required to be purchased at prices comparable with the prices of all similar, new railcars sold contemporaneously by the Company and at prices based on third-party appraised values for used railcars.

In July 2011, as a result of refinancing TRIP Holdings’ previous credit facility, TRIP Holdings and its newly-formed subsidiary, TRIP Master Funding, issued $1,032.0 million in new debt. The debt was used by TRIP Master Funding to purchase all of the railcar equipment owned by TRIP Leasing which, in turn, repaid all outstanding borrowings under the existing TRIP credit facility and settled all outstanding related interest rate hedges. See Note 9 Debt regarding TRIP Holdings and its related debt. Additionally, Trinity entered into agreements with an equity investor of TRIP Holdings potentially requiring Trinity, under certain limited circumstances, to acquire from the equity investor an additional 16.3% equity ownership in TRIP Holdings if the option is exercised to its fullest extent. Under the agreement, if exercised, Trinity would be required to pay the equity investor an amount equal to 90% of the equity investor’s net investment in TRIP Holdings. Similarly, at its option, Trinity, under certain limited circumstances, may acquire all of the equity investor’s equity ownership in TRIP Holdings at an amount equal to 100% of the equity investor’s net investment in TRIP Holdings. The agreements expire in July 2014. See Note 2 Fair Value Accounting.

At March 31, 2012, the Company owned 57% of TRIP Holdings with the remainder owned by three other third-party equity investors. The Company receives distributions from TRIP Holdings as an equity investor, when allowed, in proportion to its 57% equity interest, and has an interest in the net assets of TRIP Holdings upon a liquidation event in the same proportion. The terms of the Company’s equity investment are identical to the terms of each of the other equity investors. Other than as described above, Trinity had no remaining equity commitment to TRIP Holdings as of March 31, 2012 and had no obligation to guarantee performance under any TRIP-related debt agreements, guarantee any railcar residual values, shield any parties from losses, or guarantee minimum yields.

The Company’s carrying value of its investment in TRIP Holdings is as follows:

	March 31, 2012	December 31, 2011
	(in millions)
Capital contributions	$47.3	$47.3
Equity purchased from investors	44.8	44.8

	92.1	92.1
Equity in earnings	11.2	12.0
Equity in unrealized losses on derivative financial instruments	(0.6)	(1.3)
Distributions	(7.0)	(7.0)
Deferred broker fees	(0.5)	(0.6)

	$95.2	$95.2

Administrative fees paid to TILC by TRIP Holdings and subsidiaries for the three month periods ended March 31, 2012 and 2011 were $1.3 million and $0.9 million, respectively.

See Note 6 of the December 31, 2011 Consolidated Financial Statements filed on Form 10-K for additional information.

Note 6. Derivative Instruments

We use derivative instruments to mitigate the impact of changes in interest rates and pricing for zinc, natural gas, and diesel fuel prices, as well as to convert a portion of our variable-rate debt to fixed-rate debt. Additionally, we use derivative instruments to mitigate the impact of unfavorable fluctuations in foreign currency exchange rates. We also use derivatives to lock in fixed interest rates in anticipation of future debt issuances. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 2 Fair Value Accounting for discussion of how the Company valued its commodity hedges and interest rate swaps at March 31, 2012.

Interest rate hedges

			Included in accompanying balance sheet at March 31, 2012
	Notional Amount	Interest Rate(1)	Liability	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Interest rate locks:
2005-2006	$200.0	4.87%	—	$(2.2)	—
2006-2007	$370.0	5.34%	—	$9.7	—
TRIP Holdings	$788.5	3.60%	—	$22.5	$16.9
Interest rate swaps:
TRIP Rail Master Funding secured railcar equipment notes	$86.7	2.62%	$4.2	$2.4	$1.8
2008 debt issuance	$467.2	4.13%	$46.2	$44.4	—

(1)	Weighted average fixed interest rate

Effect on interest expense – increase/(decrease)
	Three Months Ended March 31,		Expected effect during next twelve months(1)
	2012	2011
	(in millions)
Interest rate locks:
2005-2006	$(0.1)	$(0.1)	$(0.3)
2006-2007	$0.9	$0.9	$3.3
TRIP Holdings	$1.5	$7.3	$6.0
Interest rate swaps:
TRIP Rail Master Funding secured railcar equipment notes	$0.5	$—	$1.9
2008 debt issuance	$4.2	$4.5	$17.4

(1)	Based on fair value as of March 31, 2012.

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

In anticipation of a future debt issuance, we entered into interest rate swap transactions during the fourth quarter of 2006 and during 2007. These instruments, with a notional amount of $370 million, hedged the interest rate on a portion of a future debt issuance associated with an anticipated railcar leasing transaction, which closed in May 2008. These instruments settled during the second quarter of 2008, and were accounted for as cash flow hedges with changes in the fair value of the instruments of $24.5 million recorded as a loss in AOCL through the date the related debt issuance closed in May 2008. The balance is being amortized over the term of the related debt. The effect on interest expense is due to amortization of the AOCL balance.

In May 2008, we entered into an interest rate swap transaction that is being used to fix the Libor component of the debt issuance which closed in May 2008. The effect on interest expense results primarily from monthly interest settlements.

Between 2007 and 2009, TRIP Holdings, as required by its warehouse loan agreement, entered into interest rate swap transactions, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $6.0 million of additional interest expense expected to be recognized during the next twelve months following March 31, 2012. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Rail Master Funding, entered into an interest rate swap transaction with a notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b secured railcar equipment notes.

See Note 9 Debt regarding the related debt instruments.

Other Derivatives

	Effect on operating income – increase/(decrease)
	Three Months Ended March 31,
	2012	2011
	(in millions)
Fuel hedges(1)
Effect of mark to market valuation	$0.1	$0.5
Settlements	0.1	0.0

	$0.2	$0.5
Foreign exchange hedges(2)	$(0.4)	$(0.6)

(1)	Included in cost of revenues in the accompanying consolidated statement of operations.
(2)	Included in other, net in the accompanying consolidated statement of operations.

Natural gas and diesel fuel

We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet as of March 31, 2012 for these instruments was not significant.

Foreign exchange hedge

We enter into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. These instruments are short term with quarterly maturities and no remaining balance in AOCL as of March 31, 2012.

Note 7. Property, Plant, and Equipment

The following table summarizes the components of property, plant, and equipment as of March 31, 2012 and December 31, 2011.

	March 31,	December 31,
	2012	2011
		(as reported)
	(in millions)
Manufacturing/Corporate:
Land	$41.6	$41.6
Buildings and improvements	430.2	429.7
Machinery and other	746.4	758.7
Construction in progress	17.3	12.8

	1,235.5	1,242.8
Less accumulated depreciation	(735.1)	(732.8)

	500.4	510.0

Leasing:
Wholly-owned subsidiaries:
Machinery and other	9.6	9.6
Equipment on lease	3,497.2	3,429.3

	3,506.8	3,438.9
Less accumulated depreciation	(398.2)	(372.9)

	3,108.6	3,066.0

TRIP Holdings:
Equipment on lease	1,271.4	1,257.7
Less accumulated depreciation	(128.7)	(122.7)

	1,142.7	1,135.0

Net deferred profit on railcars sold to the Leasing Group
Sold to wholly-owned subsidiaries	(348.0)	(344.5)
Sold to TRIP Holdings	(186.4)	(187.0)

	$4,217.3	$4,179.5

Note 8. Warranties

The changes in the accruals for warranties for the three month periods ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Beginning balance	$13.5	$13.2
Warranty costs incurred	(2.4)	(1.3)
Warranty originations and revisions	3.8	1.6
Warranty expirations	(0.4)	(0.8)

Ending balance	$14.5	$12.7

Note 9. Debt

The following table summarizes the components of debt as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
		(as reported)
	(in millions)
Manufacturing/Corporate – Recourse:
Revolving credit facility	$—	$—
Convertible subordinated notes	450.0	450.0
Less: unamortized discount	(96.8)	(99.8)

	353.2	350.2
Other	6.1	4.2

	359.3	354.4

Leasing – Recourse:
Capital lease obligations	47.9	48.6
Term loan	54.0	54.7

	101.9	103.3

Total recourse debt	461.2	457.7

Leasing – Non-recourse:
2006 secured railcar equipment notes	266.0	269.3
Promissory notes	459.3	465.5
2009 secured railcar equipment notes	216.2	218.4
2010 secured railcar equipment notes	351.3	354.3
TILC warehouse facility	282.7	308.5
TRIP Holdings senior secured notes:
Total outstanding	170.0	170.0
Less: owned by Trinity	(108.8)	(108.8)

	61.2	61.2
TRIP Master Funding secured railcar equipment notes	829.6	840.0

Total non-recourse debt	2,466.3	2,517.2

Total debt	$2,927.5	$2,974.9

We have a $425.0 million unsecured revolving credit facility that matures on October 20, 2016. As of March 31, 2012, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $72.6 million, leaving $352.4 million available for borrowing. Other than these letters of credit, there were no borrowings under our revolving credit facility as of March 31, 2012, or for the three month period then ended. Of the outstanding letters of credit as of March 31, 2012, a total of $0.4 million is expected to expire in 2012 and the remainder in 2013. The majority of our letters of credit obligations supports the Company’s various insurance programs and generally renews each year. Trinity’s revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. Borrowings under the amended credit facility bear interest at Libor plus 150.0 basis points or prime plus 50.0 basis points. As of March 31, 2012, we were in compliance with all such financial covenants.

The Company’s 3 7/8% convertible subordinated notes are recorded net of unamortized discount to reflect their underlying economics by capturing the value of the conversion option as borrowing costs. As of March 31, 2012 and December 31, 2011, capital in excess of par value included $92.8 million related to the estimated value of the Convertible

Subordinated Notes’ conversion options, in accordance with ASC 470-20. Debt discount recorded in the consolidated balance sheet is being amortized through June 1, 2018 to yield an effective annual interest rate of 8.42% based upon the estimated market interest rate for comparable non-convertible debt as of the issuance date of the Convertible Subordinated Notes. Total interest expense recognized on the Convertible Subordinated Notes for the three months ended March 31, 2012 and 2011 is as follows:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Coupon rate interest	$4.4	$4.4
Amortized debt discount	3.0	2.7

	$7.4	$7.1

At March 31, 2012, the Convertible Subordinated Notes were convertible at a price of $51.36 per share resulting in 8,761,682 issuable shares. As of March 31, 2012, if the Convertible Subordinated Notes had been converted, no shares would have been issued since the trading price of the Company’s common stock was below the conversion price of the Convertible Subordinated Notes. The Company has not entered into any derivatives transactions associated with these notes.

The $475.0 million TILC warehouse loan facility, established to finance railcars owned by TILC, had $282.7 million outstanding and $192.3 million available as of March 31, 2012. The warehouse loan is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 2.25% at March 31, 2012. In February 2011, the warehouse loan facility was renewed for an additional two years and now matures in February 2013. Amounts outstanding at maturity, absent renewal, will be payable in three installments in August 2013, February 2014, and August 2014.

Terms and conditions of other debt, including recourse and non-recourse provisions, are described in Note 11 of the December 31, 2011 Consolidated Financial Statements filed on Form 10-K.

The remaining principal payments under existing debt agreements as of March 31, 2012 are as follows:

	Remaining nine months of 2012	2013	2014	2015	2016	Thereafter
	(in millions)
Recourse:
Manufacturing/Corporate	$1.3	$1.7	$2.4	$0.2	$0.2	$450.3
Leasing – capital lease obligations (Note 4)	2.1	2.9	3.1	3.3	3.5	33.0
Leasing – term loan (Note 4)	2.1	3.0	3.3	3.5	42.1	—

Non-recourse – leasing (Note 4):
2006 secured railcar equipment notes	10.2	15.1	16.9	18.6	21.9	183.3
Promissory notes	19.5	29.0	26.2	23.2	361.4	—
2009 secured railcar equipment notes	7.0	10.2	9.9	9.6	6.5	173.0
2010 secured railcar equipment notes	9.7	14.6	14.0	15.3	15.0	282.7

TILC warehouse facility	6.4	7.8	4.3	—	—	—
TRIP Holdings senior secured notes:
Total outstanding	—	—	170.0	—	—	—
Less: owned by Trinity	—	—	(108.8)	—	—	—

			61.2

TRIP Master Funding secured railcar equipment notes	30.6	41.1	40.2	35.9	29.4	652.4
Facility termination payments:
TILC warehouse facility	—	87.6	176.6	—	—	—

Total principal payments	$88.9	$213.0	$358.1	$109.6	$480.0	$1,774.7

Note 10. Other, Net

Other, net (income) expense consists of the following items:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Foreign currency exchange transactions	$(2.0)	$0.3
Gain on equity investments	(0.1)	(0.5)
Other	(0.9)	(0.3)

Other, net	$(3.0)	$(0.5)

Note 11. Income Taxes

The provision for income taxes results in effective tax rates different from the statutory rates. The following is a reconciliation between the statutory United States Federal income tax rate and the Company’s effective income tax rate:

	Three Months Ended
	March 31,
	2012	2011
Statutory rate	35.0%	35.0%
State taxes	1.9	2.4
Changes in tax reserves, net of settlements	(4.6)	1.2
Other, net	0.6	0.2

Effective rate	32.9%	38.8%

During the first quarter of 2012, we settled our audit with the Internal Revenue Service (“IRS”) for the 2004-2005 tax years. As a result of closing this audit, we recognized a $3.5 million tax benefit primarily related to favorable claims filed and approved by the IRS in the final audit settlement. The statute of limitations for this audit cycle will remain open until September 30, 2012.

In addition, we are currently under examination by the IRS for the years ended December 31, 2006 through 2008. Certain issues have been tentatively agreed upon by us and the IRS and certain issues will be challenged by us. We expect to settle all 2006-2008 issues within the next 12 months except for any potential transfer pricing adjustments. Due to the length of the appeals process, we cannot determine when the 2006-2008 cycle will close. Thus, we are unable to determine how long the statute of limitations for years after December 31, 2005 will remain open.

We have various subsidiaries in Mexico which file separate tax returns and thus are subject to examination by taxing authorities at different times. The 2003 tax year of one of our Mexican subsidiaries is still under review and its statute of limitations remains open through June 2014. Another Mexican subsidiary’s 2005 statute remains open through July 2013. The remaining entities are open for their 2006 tax years and forward.

Our various European subsidiaries, including subsidiaries that were sold in 2006, are impacted by various statutes of limitations. The statute of limitations for our discontinued operations in Romania, the Czech Republic, Slovakia, and Switzerland through the year of disposition are now closed. Our two remaining Swiss subsidiaries, one of which is a holding company and the other which is dormant, have been audited by the taxing authorities through 2008 and 2009. The statute of limitations in Switzerland is generally five years from the end of the tax year, but can be extended up to 15 years in certain cases if the audit has commenced during the original five year period.

We also currently have sales offices in Europe and Canada that are subject to various statutes.

Generally, states’ statutes of limitations in the United States are open from 2003 forward due to the use of tax loss carryforwards in certain jurisdictions.

The change in unrecognized tax benefits for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended
	March 31,
	2012	2011
	(in millions)
Beginning balance	$52.5	$36.8
Additions for tax positions related to the current year	1.0	0.9
Additions for tax positions of prior years	—	2.6
Reductions for tax positions of prior years	(1.1)	—
Settlements	(3.0)	—
Expiration of statute of limitations	(0.1)	(0.1)

Ending balance	$49.3	$40.2

Additions for tax positions related to the current year in the amounts of $1.0 million and $0.9 million recorded in the three months ended March 31, 2012 and 2011, respectively, were amounts provided for tax positions that will be taken for Federal and state income tax purposes when we file the 2012 tax returns.

Additions for tax positions of prior years for the three months ended March 31, 2011 of $2.6 million are primarily due to Federal tax positions taken on prior year returns that have been proposed by the IRS but not previously reserved. These items are primarily timing differences and thus we would be allowed a future tax deduction. During 2011, we recorded a corresponding deferred tax asset for the future reduction of taxes related to these adjustments.

The reduction in tax positions of prior years of $1.1 million for the three months ended March 31, 2012, was primarily related to new guidance issued by the IRS regarding the capitalization of fixed assets that was issued in March 2012 as well as state taxes.

Settlements during the three months ended March 31, 2012, primarily related to the settlement of our 2004-2005 IRS audit.

The total amount of unrecognized tax benefits including interest and penalties at March 31, 2012 and 2011, that would affect the Company’s effective tax rate if recognized was $17.5 million and $14.8 million, respectively. There is a reasonable possibility that unrecognized Federal and state tax benefits will decrease by March 31, 2013 due to a lapse in the statute of limitations for assessing tax. Amounts subject to a lapse in statute by March 31, 2013 total $5.6 million. Further, there is a reasonable possibility that the unrecognized Federal tax benefits will decrease by March 31, 2013 due to settlements with taxing authorities. Amounts expected to settle by March 31, 2013 total $26.0 million.

Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of March 31, 2012 and December 31, 2011 was $12.4 million and $13.3 million, respectively. Income tax expense for the three months ended March 31, 2012, included a decrease in income tax expense of $0.9 million in interest expense and penalties related to uncertain tax positions. Income tax expense for the three months ended March 31, 2011, included a decrease in income tax expense of $0.9 million in interest expense and penalties related to uncertain tax positions.

Note 12. Employee Retirement Plans

The following table summarizes the components of net retirement cost for the Company:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Service cost	$0.2	$0.3
Interest	4.8	4.9
Expected return on plan assets	(5.6)	(5.7)
Actuarial loss	0.9	0.5

Defined benefit expense	0.3	0.0
Profit sharing	2.6	2.3

Net expense	$2.9	$2.3

Trinity contributed $6.1 million and $5.6 million to the Company’s defined benefit pension plans for the three month periods ended March 31, 2012 and 2011, respectively. Total contributions to the Company’s defined benefit pension plans in 2012 are expected to be approximately $17.3 million.

Note 13. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss for the three months ended March 31, 2012 are as follows:

	Currency translation adjustments	Unrealized loss on derivative financial instruments	Funded status of pension liability	Accumulated Other Comprehensive Loss
	(in millions)
Balance at December 31, 2011	$(17.1)	$(46.2)	$(70.7)	$(134.0)
Other comprehensive income	—	2.4	0.6	3.0

Balance at March 31, 2012, net of tax benefit of $0.2, $33.1, $41.4 and $74.7	$(17.1)	$(43.8)	$(70.1)	$(131.0)

See Note 6 Derivative Instruments for information on the reclassification of amounts in accumulated other comprehensive loss into earnings.

Note 14. Stock-Based Compensation

Stock-based compensation totaled approximately $6.9 million and $5.3 million for the three months ended March 31, 2012 and 2011, respectively.

Note 15. Earnings Per Common Share

Basic net income attributable to Trinity Industries, Inc. per common share is computed by dividing net income attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted net income attributable to Trinity per common share includes the net impact of unvested restricted shares and shares that could be issued under outstanding stock options. Total weighted average restricted shares and antidilutive stock options were 3.1 million shares and 2.9 million shares for the three month periods ended March 31, 2012 and 2011, respectively.

The computation of basic and diluted net income attributable to Trinity Industries, Inc. is as follows:

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
Net income attributable to Trinity Industries, Inc.	$52.9			$24.2
Unvested restricted share participation	(1.7)			(0.9)

Net income attributable to Trinity Industries, Inc. – basic	51.2	77.8	$0.66	23.3	77.1	$0.30

Effect of dilutive securities: Stock options	—	0.3		—	0.3

Net income attributable to Trinity Industries, Inc. – diluted	$51.2	78.1	$0.66	$23.3	77.4	$0.30

Note 16. Contingencies

Railworthiness Directive

As previously reported, in 2011 the Company received the approval of the Federal Railroad Administration (“FRA”) to implement a voluntary recertification of 948 tank cars owned or managed by the Company’s wholly-owned, railcar leasing subsidiary and used in transporting poison inhalation hazard (“PIH”) materials. The recertification process is underway and being performed in conjunction with the normal 3 to 5 year, federally mandated inspection cycle for tank cars in PIH service. Maintenance costs associated with this recertification process are expensed as incurred. The additional costs estimated to be incurred for compliance with the directive are not expected to be significant.

Other Matters

As previously reported, Trinity Structural Towers, Inc., a wholly-owned subsidiary of the Company, is in litigation with a structural wind tower customer for the customer’s breach of a long-term supply contract for the manufacture of towers. While the customer partially performed the contract, it ultimately defaulted its purchase obligation and did not remedy such default. Discovery in this litigation is underway.

The Company is involved in claims and lawsuits incidental to our business arising from various matters including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of loss for such matters, taking into consideration our rights in indemnity and recourse to third parties is $4.3 million to $20.5 million. Total accruals of $9.3 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying consolidated balance sheet. The Company believes any additional liability would not be material to its financial position or results of operations.

Trinity is subject to Federal, state, local, and foreign laws and regulations relating to the environment and the workplace. The Company has reserved $6.8 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. We believe that we are currently in substantial compliance with environmental and workplace laws and regulations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A is presented in the following sections:

•	Executive Summary

•	Results of Operations

•	Liquidity and Capital Resources
•	Contractual Obligations and Commercial Commitments

•	Recent Accounting Pronouncements

•	Forward-Looking Statements

Our MD&A should be read in conjunction with the unaudited consolidated financial statements of Trinity Industries, Inc. and subsidiaries (“Trinity”, “Company”, “we”, or “our”) and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Summary

The Company’s revenues for the three month period ended March 31, 2012 were $925.3 million representing an increase of $291.1 million or 46% over the same period in 2011. Operating profit for the three month period ended March 31, 2012 totaled $122.4 million compared with $85.5 million for the same period in 2011. While all of our business segments reported an increase in revenues for the three month period ended March 31, 2012 when compared to the prior year, the largest contributors to the increase were our Rail, Inland Barge, and Leasing Groups. The increase in revenues in our Rail and Inland Barge Groups was due to higher shipment volumes while the increase in revenues in our Leasing Group was due to higher railcar sales from the lease fleet, higher rental revenues from lease fleet additions, an increase in rental rates, and higher utilization. Operating profit grew for the three month period ended March 31, 2012 when compared with the prior year, primarily due to higher shipment levels in our Rail and Inland Barge Groups and from revenue growth in our Leasing Group. Our business segments reported an increase in operating margins due to higher volumes and improved efficiencies with the exception of our Energy Equipment Group whose decline in operating margin resulted from competitive pricing pressures and additional costs related to product mix changes. Net income attributable to Trinity Industries, Inc. common stockholders for the three month period ended March 31, 2012 increased $28.7 million or 119% over the same period in 2011.

Our Rail and Inland Barge Groups and our structural wind towers and containers businesses operate in cyclical industries. Results in our Construction Products and Energy Equipment Groups are subject to seasonal fluctuations with the first quarter historically being the weakest quarter. Railcar sales from the lease fleet are the primary driver of fluctuations in results in the Railcar Leasing and Management Services Group. Following an extended period of weak demand for new railcars through 2010, demand for new railcars recovered sharply, primarily due to an increase in the shipment of commodities, replacement of older railcars, and federal tax benefits received from taking delivery of railcars in 2011 and 2012. While moderating from the accelerated pace in the first half of 2011, demand conditions and corresponding order levels for new railcars in the first quarter of 2012 continued to be favorable. Orders for structural wind towers have been slow since mid-2008 when energy development companies encountered tightened credit markets, lower demand for electricity, and heightened competition arising from declining natural gas prices and imports from foreign manufacturers. The continued slowdown in the residential and commercial construction markets negatively impacted the results of our Construction Products Group as well. We continually assess our manufacturing capacity and take steps to align our production capacity with demand for our products. Due to improvements in demand, we have increased production staff at certain facilities since late 2010.

Our backlog at March 31, 2012 compared with prior period was approximately as follows:

	March 31, 2012	March 31, 2011
	(in millions)
Rail Group
External Customers	$2,008.2	$1,534.2
Leasing Group	553.7	272.4

	$2,561.9	$1,806.6

Inland Barge	$512.1	$460.5
Structural wind towers	$884.6	$974.0

For the three months ended March 31, 2012, our rail manufacturing businesses received orders for approximately 3,255 railcars. The total amount of orders in our backlog from the Leasing Group was supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery. For multi-year barge agreements, the deliveries for 2012 are included in the backlog at this time; deliveries beyond 2012 are not included in the backlog if specific production quantities for future years have not been determined. Approximately $412.5 million of the structural wind towers backlog is subject to litigation with a structural wind tower customer for the customer’s breach of a long-term supply contract for the manufacture of towers.

Results of Operations

Overall Summary

Revenues

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
			($ in millions)
Rail Group	$341.2	$125.9	$467.1	$131.0	$88.8	$219.8	112.5%
Construction Products Group	149.6	5.4	155.0	130.1	3.5	133.6	16.0
Inland Barge Group	169.4	—	169.4	137.9	—	137.9	22.8
Energy Equipment Group	120.1	4.9	125.0	113.2	5.5	118.7	5.3
Railcar Leasing and Management Services Group	142.1	0.2	142.3	119.8	—	119.8	18.8
All Other	2.9	12.8	15.7	2.2	10.9	13.1	19.8
Eliminations – Lease subsidiary	—	(122.6)	(122.6)	—	(85.4)	(85.4)
Eliminations – Other	—	(26.6)	(26.6)	—	(23.3)	(23.3)

Consolidated Total	$925.3	$—	$925.3	$634.2	$—	$634.2	45.9

Operating Profit (Loss)

	Three Months Ended March 31,
	2012	2011
	(in millions)
Rail Group	$40.1	$9.3
Construction Products Group	10.8	8.3
Inland Barge Group	30.0	21.7
Energy Equipment Group	(3.8)	10.5
Railcar Leasing and Management Services Group	66.5	54.7
All Other	1.2	(0.3)
Corporate	(11.6)	(10.7)
Eliminations – Lease subsidiary	(10.9)	(8.1)
Eliminations – Other	0.1	0.1

Consolidated Total	$122.4	$85.5

Other Income and Expense. Other income and expense is summarized in the following table:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Interest income	$(0.4)	$(0.3)
Interest expense	47.9	44.5
Other, net	(3.0)	(0.5)

Consolidated Total	$44.5	$43.7

Interest expense for the three month period ended March 31, 2012, increased $3.4 million over the prior year period due to TRIP Holdings debt refinancing completed in 2011. Interest income was substantially unchanged from the same three month period last year. The increase in Other, net expense for the three month period ended March 31, 2012 was primarily due to higher foreign currency translation gains over the prior period.

Income Taxes. The provision for income taxes results in effective tax rates different from the statutory rates. The following is a reconciliation between the statutory United States Federal income tax rate and the Company’s effective income tax rate:

	Three Months Ended
	March 31,
	2012	2011
Statutory rate	35.0%	35.0%
State taxes	1.9	2.4
Changes in tax reserves, net of settlements	(4.6)	1.2
Other, net	0.6	0.2

Effective rate	32.9%	38.8%

During the first quarter of 2012, we settled our audit with the Internal Revenue Service (“IRS”) for the 2004-2005 tax years. As a result of closing this audit, we recognized a $3.5 million tax benefit primarily related to favorable claims filed and approved by the IRS in the final audit settlement. The statute of limitations for this audit cycle will remain open until September 30, 2012.

Rail Group

	Three Months Ended March 31,
	2012	2011	Percent
	($ in millions)		Change
Revenues:
Rail	$426.4	$177.8	139.8%
Components	40.7	42.0	(3.1)

Total revenues	$467.1	$219.8	112.5
Operating profit	$40.1	$9.3
Operating profit margin	8.6%	4.2%

Railcar shipments increased by 2,770 railcars to approximately 5,010 railcars during the three month period ended March 31, 2012 when compared to approximately 2,240 railcar shipments during the same period in 2011.

As of March 31, 2012, our Rail Group backlog was as follows:

	As of March 31,
	2012	2011
	(in millions, except railcars)
External Customers	$2,008.2	$1,534.2
Leasing Group	553.7	272.4

Total	$2,561.9	$1,806.6

Number of railcars	27,245	22,490

For the three months ended March 31, 2012, our rail manufacturing businesses received orders for approximately 3,255 railcars. The total amount of the backlog dedicated to the Leasing Group was supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery.

Operating profit for the Rail Group increased $30.8 million for the three months ended March 31, 2012 compared to the same period last year. This increase was primarily due to a significantly higher volume of railcars with higher sales prices delivered during the period.

In the three months ended March 31, 2012, railcar shipments included sales to the Leasing Group of $122.6 million compared to $85.4 million in the comparable period in 2011 with a deferred profit of $10.9 million compared to $8.1 million for the same period in 2011. Sales to the Leasing Group and related profits are included in the operating results of the Rail Group but are eliminated in consolidation.

Construction Products Group

	Three Months Ended March 31,
	2012	2011	Percent
	($ in millions)		Change
Revenues:
Concrete and Aggregates	$41.5	$49.6	(16.3)%
Highway Products	102.5	79.7	28.6
Other	11.0	4.3		*

Total revenues	$155.0	$133.6	16.0
Operating profit	$10.8	$8.3
Operating profit margin	7.0%	6.2%

*	not meaningful

Revenues increased for the three month period ended March 31, 2012 compared to the same period in 2011 primarily due to higher volumes in our Highway Products business and other product lines partially offset by lower revenues in our Concrete and Aggregates business resulting from the divestiture of our Central Texas Region ready mix concrete facilities in April 2011. Operating profit and operating margin increased for the three months ended March 31, 2012 compared to the same period in 2011 primarily as a result of acquisitions made in our Highway Products business in prior years and the Central Texas Region divestiture along with improved efficiencies in our Concrete and Aggregates business and higher volumes in other product lines.

Inland Barge Group

	Three Months Ended March 31,
	2012	2011	Percent
	($ in millions)		Change
Revenues	$169.4	$137.9	22.8%
Operating profit	$30.0	$21.7
Operating profit margin	17.7%	15.7%

Revenues and operating profit increased for the three month period ended March 31, 2012 compared to the same period in the prior year due to higher volumes of hopper and tank barges and a change in the mix of tank barge types. Operating profit for the three months ended March 31, 2012 includes a $3.4 million net gain from sales of barges previously included in property, plant, and equipment which were under lease to third-party customers. The two barges remaining in the Company’s barge lease fleet are both currently under lease.

As of March 31, 2012, the backlog for the Inland Barge Group was approximately $512.1 million compared to approximately $460.5 million as of March 31, 2011. For multi-year barge agreements, the deliveries for 2012 are included in the backlog at this time; deliveries beyond 2012 are not included in the backlog if specific production quantities for future years have not been determined.

Energy Equipment Group

	Three Months Ended March 31,
	2012	2011	Percent
	($ in millions)		Change
Revenues:
Structural wind towers	$52.8	$66.5	(20.6)%
Other	72.2	52.2	38.3

Total revenues	$125.0	$118.7	5.3
Operating profit (loss)	$(3.8)	$10.5
Operating profit margin (loss)	(3.0)%	8.8%

Revenues for the three month period ended March 31, 2012 increased compared to the same period in 2011 as a result of higher shipments of tank containers, tank heads, and utility structures offsetting lower structural wind tower shipments. Operating profit for the three month period ended March 31, 2012 decreased when compared to the same period in 2011 due to transition issues arising from changes in product mix in the structural wind towers business as well as competitive pricing on structural wind towers, partially offset by increased operating profit in other product lines. As of March 31, 2012, the backlog for structural wind towers was approximately $884.6 million compared to approximately $974.0 million as of March 31, 2011. Approximately $412.5 million of this backlog is subject to litigation with a structural wind tower customer for the customer’s breach of a long-term supply contract for the manufacture of towers.

Railcar Leasing and Management Services Group

	Three Months Ended March 31,
	2012	2011	Percent
	($ in millions)		Change
Revenues:
Wholly owned subsidiaries:
Leasing and management	$98.3	$90.3	8.9%
Railcar sales(1)	14.9	—	*

	113.2	90.3	25.4
TRIP Holdings:
Leasing and management	29.1	29.5	(1.4)
Railcar sales(1)	—	—	—

	29.1	29.5	(1.4)

Total revenues	$142.3	$119.8	18.8
Operating Profit:
Wholly owned subsidiaries:
Leasing and management	$43.1	$36.5
Railcar sales(1):
Railcars owned one year or less at the time of sale	2.9	—
Railcars owned more than one year at the time of sale	4.1	1.0

	50.1	37.5
TRIP Holdings:
Leasing and management	16.8	17.1
Railcar sales(1):
Railcars owned one year or less at the time of sale	—	—
Railcars owned more than one year at the time of sale	(0.4)	0.1

	16.4	17.2

Total operating profit	$66.5	$54.7
Operating profit margin:
Leasing and management	47.0%	44.7%
Railcar sales(1)	*	*
Total operating profit margin	46.7	45.7
Fleet utilization:
Wholly-owned subsidiaries	99.4%	99.2%
TRIP Holdings	99.9%	99.8%
Total fleet	99.5%	99.4%

*	Not meaningful
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

Total revenues increased for the three month period ended March 31, 2012 compared to the same period last year due to increased railcar sales from the lease fleet, as well as rental revenues related to additions to the lease fleet, higher rental rates, and increased utilization.

Operating profit increased for the three month period ended March 31, 2012 compared to the same period in 2011 due to profit from lease fleet sales, lease fleet additions, higher rental rates, lower maintenance expenses, and increased utilization.

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

Information regarding the Leasing Group’s lease fleet as of March 31, 2012 follows:

	No. of cars	Average age	Average remaining lease term
Wholly-owned subsidiaries	55,485	6.7	3.4
TRIP Holdings	14,470	4.5	3.1

Total fleet	69,955	6.2	3.3

All Other

	Three Months Ended March 31,
	2012	2011	Percent
	($ in millions)		Change
Revenues	$15.7	$13.1	19.8%
Operating profit (loss)	$1.2	$(0.3)

The increase in revenues and operating profit for the three month period ended March 31, 2012 compared to the same period last year was primarily due to an increase in intersegment sales by our transportation company.

Corporate

	Three Months Ended March 31,
	2012	2011	Percent
	($ in millions)		Change
Operating costs	$11.6	$10.7	8.4%

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Total cash provided by (required by)
Operating activities	$71.0	$(5.6)
Investing activities	(77.0)	(35.6)
Financing activities	(40.3)	(52.5)

Net decrease in cash and cash equivalents	$(46.3)	$(93.7)

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2012 was $71.0 million compared to net cash required by operating activities of $5.6 million for the three months ended March 31, 2011. Cash flow provided by operating activities increased due to higher operating profits in 2012, a decrease in receivables during the first quarter of 2012 compared with an increase in receivables during the first quarter of 2011, and lower increases in inventories in 2012 compared with 2011.

Receivables at March 31, 2012 decreased by $17.1 million or 4.4% since December 31, 2011, primarily due to lower receivables from the Energy Equipment Group partially offset by higher receivables in the Rail Group. Raw materials inventory at March 31, 2012 increased by $16.0 million or 5% since December 31, 2011 primarily attributable to higher levels in our Rail Group required to meet production demands. Finished goods inventory at March 31, 2012 increased by $9.5 million or 10% since December 31, 2011 primarily attributable to higher levels of production in our Construction Products Group arising from increased shipping volumes in our Highway Products business. Accounts payable increased by $13.5 million or 7% since December 31, 2011 primarily due to higher production levels in the business groups mentioned. Accrued liabilities decreased by $33.4 million or 8% from December 31, 2011 due to the normal settlement of certain year end liabilities. We continually review reserves related to bad debt as well as the adequacy of lower of cost or market valuations related to accounts receivable and inventory.

Investing Activities. Net cash required by investing activities for the three months ended March 31, 2012 was $77.0 million compared to $35.6 million for the three months ended March 31, 2011. Capital expenditures for the three months ended March 31, 2012 were $116.4 million, of which $100.0 million were for additions to the lease fleet. This compares to $89.5 million of capital expenditures for the same period last year, of which $81.5 million were for additions to the lease fleet. Capital expenditures for 2012 are projected to be approximately $400.0 to $475.0 million, including $300.0 to $350.0 million in net lease fleet additions. Proceeds from the sale of property, plant, and equipment and other assets totaled $39.4 million for the three months ended March 31, 2012 composed primarily of railcar sales from the lease fleet owned more than one year at the time of sale totaling $26.5 million. This compares to $12.9 million for the same period in 2011 composed primarily of railcar sales from the lease fleet owned more than one year at the time of sale totaling $10.0 million.

Financing Activities. Net cash required by financing activities during the three months ended March 31, 2012 was $40.3 million compared to $52.5 million of cash required by financing activities for the same period in 2011. During the three months ended March 31, 2012 and 2011, we retired $52.6 million and $42.8 million, respectively, in debt. We intend to use our cash and committed credit facilities to fund the operations, expansions, and growth initiatives of the Company.

Other Financing Activities

At March 31, 2012 and for the three month period then ended, there were no borrowings under our $425.0 million revolving credit facility that matures on October 20, 2016. Interest on the revolving credit facility is calculated at Libor plus 150.0 basis points or prime plus 50.0 basis points. After subtracting $72.6 million for letters of credit outstanding, $352.4 million was available under the revolving credit facility as of March 31, 2012.

The $475.0 million TILC warehouse loan facility, established to finance railcars owned by TILC, had $282.7 million outstanding and $192.3 million available as of March 31, 2012. The warehouse loan is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 2.25% at March 31, 2012. In February 2011, the warehouse loan facility was renewed for an additional two years and now matures in February 2013. Amounts outstanding at maturity, absent renewal, will be payable in three installments in August 2013, February 2014, and August 2014.

In December 2010, the Company’s Board of Directors authorized a $200 million share repurchase program, effective January 1, 2011, which expires on December 31, 2012. No shares were repurchased under this program during the three months ended March 31, 2012.

Following an extended period of weak demand for new railcars through 2010, demand for new railcars recovered sharply, primarily due to an increase in the shipment of commodities, replacement of older railcars, and federal tax benefits received from taking delivery of railcars in 2011 and 2012. While moderating from the accelerated pace in the first half of 2011, demand conditions and corresponding order levels for new railcars in the first quarter of 2012 continued to be favorable. Orders for structural wind towers have been slow since mid-2008 when energy development companies encountered tightened credit markets, lower demand for electricity, and heightened competition arising from declining natural gas prices and imports from foreign manufacturers. The continued slowdown in the residential and commercial construction markets negatively impacted the results of our Construction Products Group as well. We continually assess our manufacturing capacity and take steps to align our production capacity with demand for our products. Due to improvements in demand, we have increased production staff at certain facilities since late 2010.

Equity Investment

See Note 5 of the Consolidated Financial Statements for information about the investment in TRIP Holdings.

Future Operating Requirements

We expect to finance future operating requirements with cash on hand, cash flows from operations, and depending on market conditions, short-term and long-term debt, and equity. Debt instruments that the Company has utilized include its revolving credit facility, the TILC warehouse facility, senior notes, convertible subordinated notes, asset-backed securities, and sale-leaseback transactions. The Company has also issued equity at various times. As of March 31, 2012, the Company had unrestricted cash balances of $304.8 million, $352.4 million available under its revolving credit facility, and $192.3 million available under its TILC warehouse facility. The Company believes it has access to adequate capital resources to fund operating requirements and is an active participant in the credit markets.

Off Balance Sheet Arrangements

See Note 4 of the Consolidated Financial Statements for information about off balance sheet arrangements.

Derivative Instruments

We use derivative instruments to mitigate the impact of changes in interest rates and pricing for zinc, natural gas, and diesel fuel prices, as well as to convert a portion of our variable-rate debt to fixed-rate debt. Additionally, we use derivative instruments to mitigate the impact of unfavorable fluctuations in foreign currency exchange rates. We also use derivatives to lock in fixed interest rates in anticipation of future debt issuances. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 2 Fair Value Accounting for discussion of how the Company valued its commodity hedges and interest rate swaps at March 31, 2012.

Interest rate hedges

			Included in accompanying balance sheet at March 31, 2012
	Notional Amount	Interest Rate(1)	Liability	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Interest rate locks:
2005-2006	$200.0	4.87%	—	$(2.2)	—
2006-2007	$370.0	5.34%	—	$9.7	—
TRIP Holdings	$788.5	3.60%	—	$22.5	$16.9
Interest rate swaps:
TRIP Rail Master Funding secured railcar equipment notes	$86.7	2.62%	$4.2	$2.4	$1.8
2008 debt issuance	$467.2	4.13%	$46.2	$44.4	—

(1)	Weighted average fixed interest rate

Effect on interest expense – increase/(decrease)
	Three Months Ended March 31,		Expected effect during next twelve months(1)
	2012	2011
	(in millions)
Interest rate locks:
2005-2006	$(0.1)	$(0.1)	$(0.3)
2006-2007	$0.9	$0.9	$3.3
TRIP Holdings	$1.5	$7.3	$6.0
Interest rate swaps:
TRIP Rail Master Funding secured railcar equipment notes	$0.5	$—	$1.9
2008 debt issuance	$4.2	$4.5	$17.4

(1)	Based on fair value as of March 31, 2012.

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

Between 2007 and 2009, TRIP Holdings, as required by its warehouse loan agreement, entered into interest rate swap transactions, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $6.0 million of additional interest expense expected to be recognized during the next twelve months following March 31,

2012. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Rail Master Funding, entered into an interest rate swap transaction with a notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b secured railcar equipment notes.

See Note 9 Debt for a discussion of the related debt instruments.

Other Derivatives

	Effect on operating income – increase/(decrease)
	Three Months Ended March 31,
	2012	2011
	(in millions)
Fuel hedges(1)
Effect of mark to market valuation	$0.1	$0.5
Settlements	0.1	0.0

	$0.2	$0.5
Foreign exchange hedges(2)	$(0.4)	$(0.6)

(1)	Included in cost of revenues in the accompanying consolidated statement of operations.
(2)	Included in other, net in the accompanying consolidated statement of operations.

Natural gas and diesel fuel

We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet as of March 31, 2012 for these instruments was not significant.

Foreign exchange hedge

We enter into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. These instruments are short term with quarterly maturities and no remaining balance in AOCL as of March 31, 2012.

Contractual Obligation and Commercial Commitments

As of March 31, 2012, other commercial commitments related to letters of credit decreased slightly to $72.6 million from $74.1 million as of December 31, 2011. Refer to Note 9 of the Consolidated Financial Statements for changes to our outstanding debt and maturities. Other commercial commitments that relate to operating leases including sale/leaseback transactions were basically unchanged as of March 31, 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our market risks since December 31, 2011 as set forth in Item 7A of our 2011 Form 10-K. Refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of debt-related activity and the impact of hedging activity for the three months ended March 31, 2012.

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

Internal Controls

The Company maintains a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management;s general or specific authorization; transactions are recorded as necessary (1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) to maintain accountability for assets; access to assets is permitted only in accordance with management’s general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of our 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended March 31, 2012:

Period	Number of Shares Purchased(1)	Average Price Paid per Share (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2012 through January 31, 2012	1,670	$31.53	—	$200,000,000
February 1, 2012 through February 29, 2012	6,907	$33.49	—	$200,000,000
March 1, 2012 through March 31, 2012	1,537	$35.00	—	$200,000,000

Total	10,114	$33.39	—	$200,000,000

(1)	These columns include the following transactions during the three months ended March 31, 2012: (i) the deemed surrender to the Company of 8,353 shares of Common Stock to pay the exercise price and satisfy tax withholding in connection with the exercise of employee stock options, (ii) the surrender to the Company of 1,659 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, and (iii) the purchase of 102 shares of common stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust.
(2)	In December 2010, the Company’s Board of Directors authorized a $200 million share repurchase program, effective January 1, 2011, which expires on December 31, 2012. No shares were repurchased under this program during the three months ended March 31, 2012.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-Q.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.2	Amended and Restated By-Laws of Trinity Industries, Inc., as amended March 8, 2012 (filed herewith).

10.1	Trinity Industries, Inc. Supplemental Retirement Plan Trust (filed herewith).

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer (filed herewith).

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

95	Mine Safety Disclosure Exhibit (filed herewith).

101.INS	XBRL Instance Document (filed electronically herewith)*

101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)*

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
Senior Vice President and
Chief Financial Officer
April 26, 2012

INDEX TO EXHIBITS

Exhibit Number	Description

3.2	Amended and Restated By-Laws of Trinity Industries, Inc., as amended March 8, 2012 (filed herewith).

10.1	Trinity Industries, Inc. Supplemental Retirement Plan Trust (filed herewith).

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer (filed herewith).

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

95	Mine Safety Disclosure Exhibit (filed herewith).

101.INS	XBRL Instance Document (filed electronically herewith)*

101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)*

*

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.