Form 10-Q/A
period 2012-03-31
TRINITY INDUSTRIES INC
filed 2012-04-27
CIK 99780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Explanatory Note: On April 26, 2012, Trinity Industries, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the period ended March 31, 2012 (the “Original Form 10-Q”). As a result of an inadvertent error by the Company’s filing service provider, the XBRL exhibits to the Original Form 10-Q did not contain all necessary XBRL information. This Form 10-Q/A contains revised XBRL exhibits, but otherwise is unchanged from the Original Form 10-Q.

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
April 27, 2012

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