Form 10-Q
period 2012-06-30
TRINITY INDUSTRIES INC
filed 2012-07-26
CIK 99780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

(214) 631-4420

Registrant’s telephone number, including area code

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

At July 13, 2012 the number of shares of common stock outstanding was 79,002,339.

TRINITY INDUSTRIES, INC.

FORM 10-Q

PART I

Item 1. Financial Statements

Trinity Industries, Inc. and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions, except per share amounts)
Revenues:
Manufacturing	$836.1	$580.1	$1,619.3	$1,094.5
Leasing	192.3	128.2	334.4	248.0

	1,028.4	708.3	1,953.7	1,342.5

Operating costs:
Cost of revenues:
Manufacturing	694.9	498.2	1,366.9	929.9
Leasing	112.1	63.3	185.5	123.8
Other	14.4	7.4	25.5	15.5

	821.4	568.9	1,577.9	1,069.2

Selling, engineering, and administrative expenses:
Manufacturing	39.1	33.4	75.6	67.4
Leasing	7.3	5.6	13.4	11.3
Other	9.6	8.5	20.9	19.1

	56.0	47.5	109.9	97.8

Gains on disposition of property, plant, and equipment:
Net gains on railcar lease fleet sales	1.6	0.4	5.3	1.5
Other	2.3	3.1	6.1	3.9

Total operating profit	154.9	95.4	277.3	180.9

Other (income) expense:
Interest income	(0.3)	(0.4)	(0.7)	(0.7)
Interest expense	47.9	43.8	95.8	88.3
Other, net	(0.0)	(0.6)	(3.0)	(1.1)

	47.6	42.8	92.1	86.5

Income before income taxes	107.3	52.6	185.2	94.4
Provision for income taxes	39.8	21.0	65.4	37.2

Net income	67.5	31.6	119.8	57.2

Net income (loss) attributable to noncontrolling interest	(0.3)	1.6	(0.9)	3.0

Net income attributable to Trinity Industries, Inc.	$67.8	$30.0	$120.7	$54.2

Net income attributable to Trinity Industries, Inc. per common share:
Basic	$0.84	$0.37	$1.50	$0.68
Diluted	$0.84	$0.37	$1.50	$0.67

Weighted average number of shares outstanding:
Basic	77.7	77.4	77.7	77.2
Diluted	77.9	77.7	77.9	77.5

Dividends declared per common share	$0.11	$0.09	$0.20	$0.17

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Net income	$67.5	$31.6	$119.8	$57.2
Unrealized loss on derivative financial instruments:
Unrealized gain (loss) arising during the period	0.3	(12.5)	3.0	1.8
Reclassification adjustments for losses included in net income	2.2	0.9	4.5	1.7
Currency translation adjustment – reclassification adjustment for loss included in net income	1.1	(0.1)	1.1	(0.1)
Funded status of pension liability – amortization of actuarial loss	0.8	—	1.7	—

Other comprehensive income (loss), before tax	4.4	(11.7)	10.3	3.4
Income tax expense (benefit) related to components of other comprehensive income (loss)	1.6	(4.3)	4.0	1.1

Other comprehensive income (loss), net of tax	2.8	(7.4)	6.3	2.3

Comprehensive income	70.3	24.2	126.1	59.5
Less: comprehensive income (loss) attributable to noncontrolling interest	(0.1)	(0.3)	(0.2)	3.4

Comprehensive income attributable to Trinity Industries, Inc.	$70.4	$24.5	$126.3	$56.1

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(unaudited)
	(in millions)
Assets
Cash and cash equivalents	$294.1	$351.1

Receivables, net of allowance	334.9	384.3

Income tax receivable	5.2	1.6

Inventories:
Raw materials and supplies	385.4	324.8
Work in process	143.0	125.6
Finished goods	121.5	99.5

	649.9	549.9
Restricted cash, including TRIP Holdings of $59.5 and $74.6	218.9	240.3

Property, plant, and equipment, at cost, including TRIP Holdings of $1,271.3 and $1,257.7	5,560.2	5,407.9
Less accumulated depreciation, including TRIP Holdings of $137.3 and $122.7	(1,309.0)	(1,228.4)

	4,251.2	4,179.5

Goodwill	226.6	225.9

Other assets	216.7	188.4

	$6,197.5	$6,121.0

Liabilities and Stockholders’ Equity
Accounts payable	$234.6	$207.4

Accrued liabilities	394.1	421.3

Debt:
Recourse, net of unamortized discount of $93.8 and $99.8	461.5	457.7
Non-recourse:
Parent and wholly-owned subsidiaries	1,568.7	1,616.0
TRIP Holdings	880.3	901.2

	2,910.5	2,974.9

Deferred income	37.9	38.7

Deferred income taxes	504.5	434.7

Other liabilities	87.7	95.7

	4,169.3	4,172.7

Stockholders’ equity:

Preferred stock – 1.5 shares authorized and unissued	—	—

Common stock – 200.0 shares authorized	81.7	81.7

Capital in excess of par value	638.1	626.5

Retained earnings	1,419.4	1,314.7

Accumulated other comprehensive loss	(128.4)	(134.0)

Treasury stock	(66.9)	(25.1)

	1,943.9	1,863.8
Noncontrolling interest	84.3	84.5

	2,028.2	1,948.3

	$6,197.5	$6,121.0

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2012	2011
	(in millions)
Operating activities:
Net income	$119.8	$57.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98.7	95.4
Stock-based compensation expense	12.5	9.4
Excess tax benefits from stock-based compensation	(1.2)	(0.3)
Provision for deferred income taxes	61.9	16.6
Net gains on sales of railcars owned more than one year at the time of sale	(5.3)	(1.5)
Gain on disposition of property, plant, equipment, and other assets	(6.1)	(3.9)
Other	5.5	6.6
Changes in assets and liabilities:
(Increase) decrease in receivables	49.4	(99.2)
(Increase) decrease in income tax receivable	(3.6)	3.0
(Increase) decrease in inventories	(100.0)	(138.4)
(Increase) decrease in other assets	(26.0)	(4.9)
Increase (decrease) in accounts payable	27.2	57.2
Increase (decrease) in accrued liabilities	(29.4)	(5.4)
Increase (decrease) in other liabilities	(4.9)	17.0

Net cash provided by operating activities	198.5	8.8

Investing activities:
(Increase) decrease in short-term marketable securities	—	116.0
Proceeds from sales of railcars owned more than one year at the time of sale	34.1	12.2
Proceeds from lease fleet sales – sale and leaseback	7.2	—
Proceeds from disposition of property, plant, equipment, and other assets	13.3	5.3
Capital expenditures – leasing, net of sold railcars owned one year or less	(172.5)	(151.9)
Capital expenditures – manufacturing and other	(36.8)	(24.6)
Acquisitions, net of cash acquired	—	(15.3)

Net cash required by investing activities	(154.7)	(58.3)

Financing activities:
Proceeds from issuance of common stock, net	1.4	1.6
Excess tax benefits from stock-based compensation	1.2	0.3
Payments to retire debt – other	(86.7)	(79.1)
Proceeds from issuance of debt	16.2	52.7
Deferred loan issuance costs	—	(5.9)
(Increase) decrease in restricted cash	21.4	1.8
Shares repurchased	(35.2)	—
Dividends paid to common shareholders	(14.5)	(12.7)
Other	(4.6)	(6.1)

Net cash required by financing activities	(100.8)	(47.4)

Net decrease in cash and cash equivalents	(57.0)	(96.9)
Cash and cash equivalents at beginning of period	351.1	354.0

Cash and cash equivalents at end of period	$294.1	$257.1

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(unaudited)

	Common Stock					Treasury Stock
	Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	(in millions)
Balances at December 31, 2011	81.7	$81.7	$626.5	$1,314.7	$(134.0)	(1.5)	$(25.1)	$1,863.8	$84.5	$1,948.3
Net income	—	—	—	120.7	—	—	—	120.7	(0.9)	119.8
Other comprehensive income	—	—	—	—	5.6	—	—	5.6	0.7	6.3
Cash dividends on common stock	—	—	—	(16.0)	—	—	—	(16.0)	—	(16.0)
Restricted shares issued, net	—	—	10.7	—	—	0.4	(1.3)	9.4	—	9.4
Shares repurchased	—	—	—	—	—	(1.7)	(41.2)	(41.2)	—	(41.2)
Stock options exercised	—	—	0.7	—	—	0.1	0.7	1.4	—	1.4
Stock-based compensation expense	—	—	0.2	—	—	—	—	0.2	—	0.2

Balances at June 30, 2012	81.7	$81.7	$638.1	$1,419.4	$(128.4)	(2.7)	$(66.9)	$1,943.9	$84.3	$2,028.2

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and its subsidiaries (“Trinity”, “Company”, “we”, or “our”) including its majority-owned subsidiary, TRIP Rail Holdings LLC (“TRIP Holdings”). In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of June 30, 2012, and the results of operations for the three and six month periods ended June 30, 2012 and 2011, and cash flows for the six month periods ended June 30, 2012 and 2011, have been made in conformity with generally accepted accounting principles. Because of seasonal and other factors, the results of operations for the six month period ended June 30, 2012 may not be indicative of expected results of operations for the year ending December 31, 2012. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2011.

Stockholders’ Equity

In December 2010, the Company’s Board of Directors authorized a $200 million share repurchase program, effective January 1, 2011, which expires on December 31, 2012. During the three and six months ended June 30, 2012, the Company repurchased 1,692,229 shares under this program at a cost of approximately $41.2 million. Certain shares of stock repurchased during June 2012, totaling $6.0 million, were cash settled in July 2012 in accordance with normal settlement practices. No shares were repurchased under this program during the three and six months ended June 30, 2011.

Financial Instruments

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments, short-term marketable securities, and receivables. At June 30, 2012, one customer’s net receivable balance in our Energy Equipment Group, all within terms, accounted for approximately 20% of the consolidated net receivables balance outstanding.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amended current comprehensive income guidance. ASU 2011-05 became effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. Accordingly, the Company adopted this new standard on January 1, 2012 by including the consolidated statement of comprehensive income with its consolidated financial statements and revising Note 15 Accumulated Other Comprehensive Loss. The adoption of ASU 2011-05 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in reporting format with regard to components of other comprehensive income.

Reclassifications

Effective December 31, 2011, the Company adopted the emerging industry policy of recognizing revenue from the sales of railcars from the lease fleet on a gross basis in leasing revenues and cost of revenues if the railcar has been owned by the lease fleet for one year or less at the time of sale. Sales of railcars from the lease fleet which have been owned by the lease fleet for more than one year are recognized as a net gain or loss from the disposal of a long-term asset. Prior year reported balances have been reclassified to conform to this policy resulting in a decrease in revenue of $2.2 million and $12.2 million for the three and six months ended June 30, 2011, respectively. The adoption of this policy had no effect on operating profit or net income. Certain prior year balances have been reclassified in the Consolidated Statements of Cash Flows to conform to the 2012 presentation.

Note 2. Acquisitions and Divestitures

For the three and six months ended June 30, 2012 and 2011, all of our acquisition and divestiture activity occurred in the Construction Products Group as summarized below:

	Acquisitions			Divestitures
	Total cost	Net cash paid	Goodwill recorded	Proceeds	Gain recognized	Goodwill charged off
			(in millions)
2012	$2.0	$—	$0.8	$2.1	$1.5	$0.1
2011	$23.6	$15.3	$7.0	$8.3	$0.7	$1.0

Note 3. Fair Value Accounting

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of June 30, 2012
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$139.8	$—	$—	$139.8
Restricted cash	218.9	—	—	218.9
Equity call agreement with TRIP Holdings equity investor[1]	—	—	0.6	0.6
Fuel derivative instruments[1]	—	0.0	—	0.0

Total assets	$358.7	$0.0	$0.6	$359.3

Liabilities:
Interest rate hedges:[2]
Wholly-owned subsidiary	$—	$44.3	$—	$44.3
TRIP Holdings	—	5.4	—	5.4
Equity put agreement with TRIP Holdings equity investor[3]	—	—	2.2	2.2
Fuel derivative instruments[2]	—	0.3	—	0.3

Total liabilities	$—	$50.0	$2.2	$52.2

	Fair Value Measurement as of December 31, 2011
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$246.6	$—	$—	$246.6
Restricted cash	240.3	—	—	240.3
Equity call agreement with TRIP Holdings equity investor[1]	—	—	0.7	0.7

Total assets	$486.9	$—	$0.7	$487.6

Liabilities:
Interest rate hedges:[2]
Wholly-owned subsidiary	$—	$48.9	$—	$48.9
TRIP Holdings	—	4.8	—	4.8
Equity put agreement with TRIP Holdings equity investor[3]	—	—	3.1	3.1
Fuel derivative instruments[2]	—	0.1	—	0.1

Total liabilities	$—	$53.8	$3.1	$56.9

[1]	Included in other assets on the consolidated balance sheet.
[2]	Included in accrued liabilities on the consolidated balance sheet.
[3]	Included in other liabilities on the consolidated balance sheet.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for that asset or liability in an orderly transaction between market participants on the measurement date. An entity is required to establish a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair values are listed below:

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

The carrying amounts and estimated fair values of our long-term debt are as follows:

	June 30, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Recourse:
Convertible subordinated notes	$450.0	$450.2	$450.0	$439.4
Less: unamortized discount	(93.8)		(99.8)

	356.2		350.2
Capital lease obligations	47.2	47.2	48.6	48.6
Term loan	52.4	55.6	54.7	55.7
Other	5.7	5.7	4.2	4.2

	461.5	558.7	457.7	547.9
Non-recourse:
2006 secured railcar equipment notes	262.6	283.1	269.3	278.5
Promissory notes	452.6	433.8	465.5	448.6
2009 secured railcar equipment notes	213.9	242.1	218.4	228.6
2010 secured railcar equipment notes	348.2	354.8	354.3	333.1
TILC warehouse facility	291.4	291.4	308.5	308.5
TRIP Holdings senior secured notes	61.2	62.8	61.2	61.6
TRIP Master Funding secured railcar equipment notes	819.1	892.4	840.0	834.9

	2,449.0	2,560.4	2,517.2	2,493.8

Total	$2,910.5	$3,119.1	$2,974.9	$3,041.7

The estimated fair value of our convertible subordinated notes was based on a quoted market price as of June 30, 2012 and December 31, 2011, respectively (level 1 input). The estimated fair values of our 2006, 2009, and 2010 secured railcar equipment notes, promissory notes, TRIP Holdings senior secured notes, TRIP Rail Master Funding LLC (“TRIP Master Funding”) secured railcar equipment notes, and term loan are based on our estimate of their fair value as of June 30, 2012 and December 31, 2011, respectively. These values were determined by discounting their future cash flows at the current market interest rate (level 3 inputs). The carrying value of our Trinity Industries Leasing Company (“TILC”) warehouse facility approximates fair value because the interest rate adjusts to the market interest rate and the Company’s credit rating has not changed since the loan agreement was renewed in February 2011 (level 3 input). The fair values of all other financial instruments are estimated to approximate carrying value.

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

The financial information for these segments is shown in the tables below. We operate principally in North America.

Three Months Ended June 30, 2012

	Revenues			Operating
				Profit
	External	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$380.2	$136.7	$516.9	$53.0
Construction Products Group	151.6	5.2	156.8	15.2
Inland Barge Group	173.9	—	173.9	36.6
Energy Equipment Group	126.6	4.1	130.7	4.0
Railcar Leasing and Management Services Group	192.3	1.9	194.2	76.4
All Other	3.8	17.0	20.8	(6.3)
Corporate	—	—	—	(9.6)
Eliminations – Lease subsidiary	—	(132.3)	(132.3)	(12.2)
Eliminations – Other	—	(32.6)	(32.6)	(2.2)

Consolidated Total	$1,028.4	$—	$1,028.4	$154.9

Three Months Ended June 30, 2011

	Revenues			Operating
				Profit
	External	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$197.3	$83.4	$280.7	$15.4
Construction Products Group	148.0	1.3	149.3	16.1
Inland Barge Group	117.8	—	117.8	19.1
Energy Equipment Group	115.1	2.4	117.5	1.2
Railcar Leasing and Management Services Group	128.2	—	128.2	59.7
All Other	1.9	12.4	14.3	(0.2)
Corporate	—	—	—	(8.4)
Eliminations – Lease subsidiary	—	(79.5)	(79.5)	(7.1)
Eliminations – Other	—	(20.0)	(20.0)	(0.4)

Consolidated Total	$708.3	$—	$708.3	$95.4

Six Months Ended June 30, 2012

	Revenues			Operating
				Profit
	External	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$721.4	$262.6	$984.0	$93.1
Construction Products Group	301.2	10.6	311.8	26.0
Inland Barge Group	343.3	—	343.3	66.6
Energy Equipment Group	246.7	9.0	255.7	0.2
Railcar Leasing and Management Services Group	334.4	2.1	336.5	142.9
All Other	6.7	29.8	36.5	(5.1)
Corporate	—	—	—	(21.2)
Eliminations – Lease subsidiary	—	(254.9)	(254.9)	(23.1)
Eliminations – Other	—	(59.2)	(59.2)	(2.1)

Consolidated Total	$1,953.7	$—	$1,953.7	$277.3

Six Months Ended June 30, 2011

	Revenues			Operating
				Profit
	External	Intersegment	Total	(Loss)
	(in millions)
Rail Group	$328.3	$172.2	$500.5	$24.7
Construction Products Group	278.1	4.8	282.9	24.4
Inland Barge Group	255.7	—	255.7	40.8
Energy Equipment Group	228.3	7.9	236.2	11.7
Railcar Leasing and Management Services Group	248.0	—	248.0	114.4
All Other	4.1	23.3	27.4	(0.5)
Corporate	—	—	—	(19.1)
Eliminations – Lease subsidiary	—	(164.9)	(164.9)	(15.2)
Eliminations – Other	—	(43.3)	(43.3)	(0.3)

Consolidated Total	$1,342.5	$—	$1,342.5	$180.9

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

Note 5. Railcar Leasing and Management Services Group

The Railcar Leasing and Management Services Group provides fleet management, maintenance, and leasing services. Selected consolidating financial information for the Leasing Group is as follows:

	June 30, 2012
	Leasing Group
	Wholly- Owned Subsidiaries	TRIP Holdings	Manufacturing/ Corporate	Total
	(in millions, unaudited)
Cash and cash equivalents	$2.2	$—	$291.9	$294.1

Property, plant, and equipment, net	$3,148.0	$1,134.0	$503.7	$4,785.7
Net deferred profit on railcars sold to the Leasing Group	(349.7)	(184.8)	—	(534.5)

	$2,798.3	$949.2	$503.7	$4,251.2

Restricted cash	$159.4	$59.5	$—	$218.9

Debt:
Recourse	$99.6	$—	$455.7	$555.3
Less: unamortized discount	—	—	(93.8)	(93.8)

	99.6	—	361.9	461.5
Non-recourse	1,568.7	989.1	—	2,557.8
Less: non-recourse debt owned by Trinity	—	(108.8)	—	(108.8)

Total debt	$1,668.3	$880.3	$361.9	$2,910.5
Net deferred tax liabilities	$579.5	$4.4	$(79.4)	$504.5

	December 31, 2011
	Leasing Group
	Wholly- Owned Subsidiaries	TRIP Holdings	Manufacturing/ Corporate	Total
	(in millions)
Cash and cash equivalents	$3.2	$—	$347.9	$351.1

Property, plant, and equipment, net	$3,066.0	$1,135.0	$510.0	$4,711.0
Net deferred profit on railcars sold to the Leasing Group	(344.5)	(187.0)	—	(531.5)

	$2,721.5	$948.0	$510.0	$4,179.5

Restricted cash	$165.7	$74.6	$—	$240.3

Debt:
Recourse	$103.3	$—	$454.2	$557.5
Less: unamortized discount	—	—	(99.8)	(99.8)

	103.3	—	354.4	457.7
Non-recourse	1,616.0	1,010.0	—	2,626.0
Less: non-recourse debt owned by Trinity	—	(108.8)	—	(108.8)

Total debt	$1,719.3	$901.2	$354.4	$2,974.9
Net deferred tax liabilities	$582.4	$4.7	$(152.4)	$434.7

See Note 6 Investment in TRIP Holdings and Note 11 Debt for a further discussion regarding the Company’s investment in TRIP Holdings and TRIP Holdings’ debt.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percent	2012	2011	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Wholly owned subsidiaries:
Leasing and management	$102.2	$92.9	10.0%	$200.5	$183.2	9.4%
Railcar sales(1)	62.2	6.6	*	77.1	6.6	*

	164.4	99.5	65.2	277.6	189.8	46.3

TRIP Holdings:
Leasing and management	29.8	28.7	3.8	58.9	58.2	1.2
Railcar sales(1)	—	—	—	—	—	—

	29.8	28.7	3.8	58.9	58.2	1.2

Total revenues	$194.2	$128.2	51.5	$336.5	$248.0	35.7

Operating Profit:
Wholly owned subsidiaries:
Leasing and management	$44.0	$39.5		$87.1	$76.0
Railcar sales(1):
Railcars owned one year or less at the time of sale	13.5	3.0		16.4	3.0
Railcars owned more than one year at the time of sale	1.6	0.4		5.7	1.4

	59.1	42.9		109.2	80.4

TRIP Holdings:
Leasing and management	17.3	16.8		34.1	33.9
Railcar sales(1):
Railcars owned one year or less at the time of sale	—	—		—	—
Railcars owned more than one year at the time of sale	—	—		(0.4)	0.1

	17.3	16.8		33.7	34.0

Total operating profit	$76.4	$59.7		$142.9	$114.4

Operating profit margin:
Leasing and management	46.4%	46.3%		46.7%	45.5%
Railcar sales(1)	*	*		*	*
Total operating profit margin	39.3	46.6		42.5	46.1

Interest and rent expense(2):
Rent expense	$12.8	$12.2		$25.5	$24.3
Interest expense:
Wholly-owned subsidiaries	$24.3	$25.4		$48.9	$50.6
TRIP Holdings:
External	15.0	10.8		30.2	22.3
Intercompany	3.2	—		6.5	—

	18.2	10.8		36.7	22.3

Total interest expense	$42.5	$36.2		$85.6	$72.9

*	Not meaningful
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

Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured predominantly by the Rail Group and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Leasing Group primarily enters into operating leases. Future contractual minimum rental revenues on leases are as follows:

	Remaining six months of 2012	2013	2014	2015	2016	Thereafter	Total
	(in millions)
Wholly-owned subsidiaries	$140.8	$239.8	$187.4	$146.1	$110.5	$219.0	$1,043.6
TRIP Holdings	47.7	75.6	54.4	44.4	37.3	64.8	324.2

	$188.5	$315.4	$241.8	$190.5	$147.8	$283.8	$1,367.8

Debt. The Leasing Group’s debt at June 30, 2012 consisted of both recourse and non-recourse debt. As of June 30, 2012, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of approximately $2,430.8 million that is pledged as collateral for Leasing Group debt held by those subsidiaries, including equipment with a net book value of $50.3 million securing capital lease obligations. The net book value of unpledged equipment at June 30, 2012 was $621.9 million. See Note 11 Debt regarding Leasing Group debt.

TRIP Holdings. Debt owed by TRIP Holdings and its subsidiaries is nonrecourse to Trinity and TILC and is secured solely by the consolidated assets of TRIP Holdings and the equity interests of TRIP Holdings. In July 2011, TRIP Holdings and its newly-formed subsidiary, TRIP Master Funding, issued $1,032.0 million in new debt and repaid all of the outstanding borrowings of the existing TRIP Warehouse Loan. TRIP Master Funding equipment with a net book value of $1,134.0 million, excluding deferred profit resulting from the sale of railcars to TRIP Master Funding, is pledged as collateral for the TRIP Master Funding debt. See Note 6 Investment in TRIP Holdings for a description of TRIP Holdings.

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

These Leasing Group subsidiaries had total assets as of June 30, 2012 of $211.2 million, including cash of $83.3 million and railcars of $95.2 million. The right, title, and interest in each sublease, cash, and railcars are pledged to collateralize the lease obligations to the Trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiaries’ lease obligations. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties to be available to Trinity. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future contractual minimum rental revenues related to these leases due to the Leasing Group are as follows:

	Remaining six months of 2012	2013	2014	2015	2016	Thereafter	Total
	(in millions)
Future operating lease obligations of Trusts’ railcars	$22.7	$45.6	$44.8	$43.1	$40.1	$341.3	$537.6
Future contractual minimum rental revenues of Trusts’ railcars	$30.3	$47.2	$32.0	$23.9	$16.2	$27.1	$176.7

Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to operating leases other than leases with the Trusts are as follows:

	Remaining six months of 2012	2013	2014	2015	2016	Thereafter	Total
	(in millions)
Future operating lease obligations	$4.5	$8.9	$8.8	$8.8	$8.6	$38.0	$77.6
Future contractual minimum rental revenues	$5.3	$10.2	$9.3	$6.0	$5.0	$7.6	$43.4

Operating lease obligations totaling $28.2 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries. See Note 5 of the December 31, 2011 Consolidated Financial Statements filed on Form 10-K for a detailed explanation of these financing transactions.

Note 6. Investment in TRIP Holdings

In 2007, the Company and other third-party equity investors formed TRIP Holdings for the purpose of providing railcar leasing and management services in North America. TRIP Holdings, through its wholly-owned subsidiary, TRIP Rail Leasing LLC (“TRIP Leasing”), purchased railcars from the Company’s Rail and Leasing Groups funded by capital contributions from TRIP Holdings’ equity investors and borrowings under the TRIP Warehouse Loan. As of June 30, 2012, TRIP Holdings’ subsidiaries had purchased $1,325.2 million of railcars from the Company. Railcars purchased from the Company by TRIP Holdings’ subsidiaries were required to be purchased at prices comparable with the prices of all similar, new railcars sold contemporaneously by the Company and at prices based on third-party appraised values for used railcars.

In July 2011, as a result of refinancing TRIP Holdings’ previous credit facility, TRIP Holdings and its newly-formed subsidiary, TRIP Master Funding, issued $1,032.0 million in new debt. The debt was used by TRIP Master Funding to purchase all of the railcar equipment owned by TRIP Leasing which, in turn, repaid all outstanding borrowings under the then existing TRIP credit facility and settled all outstanding related interest rate hedges. See Note 11 Debt regarding TRIP Holdings and its related debt. Additionally, Trinity entered into agreements with an equity investor of TRIP Holdings potentially requiring Trinity, under certain limited circumstances, to acquire from the equity investor an additional 16.3% equity ownership in TRIP Holdings if the option is exercised to its fullest extent. Under the agreement, if exercised, Trinity would be required to pay the equity investor an amount equal to 90% of the equity investor’s net investment in TRIP Holdings. Similarly, at its option, Trinity, under certain limited circumstances, may acquire all of the equity investor’s equity ownership in TRIP Holdings at an amount equal to 100% of the equity investor’s net investment in TRIP Holdings. The agreements expire in July 2014. See Note 3 Fair Value Accounting.

At June 30, 2012, the Company owned 57% of TRIP Holdings with the remainder owned by three other third-party equity investors. The Company receives distributions from TRIP Holdings as an equity investor, when allowed, in proportion to its 57% equity interest, and has an interest in the net assets of TRIP Holdings upon a liquidation event in the same proportion. The terms of the Company’s equity investment are identical to the terms of each of the other equity investors. Other than as described above, Trinity had no remaining equity commitment to TRIP Holdings as of June 30, 2012 and had no obligation to guarantee performance under any TRIP-related debt agreements, guarantee any railcar residual values, shield any parties from losses, or guarantee minimum yields.

The Company’s carrying value of its investment in TRIP Holdings is as follows:

	June 30, 2012	December 31, 2011
	(in millions)
Capital contributions	$47.3	$47.3
Equity purchased from investors	44.8	44.8

	92.1	92.1
Equity in earnings	10.8	12.0
Equity in unrealized losses on derivative financial instruments	(0.4)	(1.3)
Distributions	(7.0)	(7.0)
Deferred broker fees	(0.5)	(0.6)

	$95.0	$95.2

Administrative fees paid to TILC by TRIP Holdings and subsidiaries for the three and six month periods ended June 30, 2012 were $1.2 million and $2.5 million, respectively, and $1.0 million and $1.9 million, respectively, for the same periods last year.

See Note 6 of the December 31, 2011 Consolidated Financial Statements filed on Form 10-K for additional information.

Note 7. Derivative Instruments

We use derivative instruments to mitigate the impact of changes in interest rates and pricing for zinc, natural gas, and diesel fuel prices, as well as to convert a portion of our variable-rate debt to fixed-rate debt. Additionally, we use derivative instruments to mitigate the impact of unfavorable fluctuations in foreign currency exchange rates. We also use derivatives to lock in fixed interest rates in anticipation of future debt issuances. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 Fair Value Accounting for discussion of how the Company valued its commodity hedges and interest rate swaps at June 30, 2012.

Interest rate hedges

			Included in accompanying balance sheet at June 30, 2012
	Notional Amount	Interest Rate(1)	Liability	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Interest rate locks:
2005-2006	$200.0	4.87%	$—	$(2.1)	$—
2006-2007	$370.0	5.34%	$—	$8.9	$—
TRIP Holdings	$788.5	3.60%	$—	$21.7	$16.3

Interest rate swaps:
TRIP Master Funding secured railcar equipment notes	$83.8	2.62%	$5.4	$3.0	$2.3
2008 debt issuance	$459.5	4.13%	$44.3	$42.9	$—

(1)	Weighted average fixed interest rate

	Effect on interest expense – increase/(decrease)
	Three Months Ended June 30,		Six Months Ended June 30,		Expected effect during next twelve months(1)
	2012	2011	2012	2011
	(in millions)
Interest rate locks:
2005-2006	$(0.1)	$(0.1)	$(0.2)	$(0.2)	$(0.3)
2006-2007	$0.8	$0.9	$1.7	$1.8	$3.3
TRIP Holdings	$1.5	$—	$3.0	$—	$5.9

Interest rate swaps:
TRIP warehouse	$—	$6.8	$—	$14.1	$—
TRIP Master Funding secured railcar equipment notes	$0.5	$—	$1.0	$—	$1.7
2008 debt issuance	$4.2	$5.2	$8.4	$9.7	$16.9

(1)	Based on fair value as of June 30, 2012

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

Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap transactions, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $5.9 million of additional interest expense expected to be recognized during the twelve months following June 30, 2012. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap transaction with a notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes.

See Note 11 Debt regarding the related debt instruments.

Other Derivatives

	Effect on operating income – increase/(decrease)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Fuel hedges(1)
Effect of mark to market valuation	$(0.1)	$(0.3)	$0.0	$0.2
Settlements	(0.1)	0.1	0.0	0.1

	$(0.2)	$(0.2)	$0.0	$0.3

Foreign exchange hedges(2)	$0.0	$—	$(0.4)	$(0.6)

(1)	Included in cost of revenues in the accompanying consolidated statement of operations
(2)	Included in other, net in the accompanying consolidated statement of operations

Natural gas and diesel fuel

We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet as of June 30, 2012 for these instruments was not significant.

Foreign exchange hedge

We enter into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. These instruments are short term with quarterly maturities and no remaining balance in AOCL as of June 30, 2012.

Note 8. Property, Plant, and Equipment

The following table summarizes the components of property, plant, and equipment as of June 30, 2012 and December 31, 2011.

	June 30,	December 31,
	2012	2011
		(as reported)
	(in millions)
Manufacturing/Corporate:
Land	$41.5	$41.6
Buildings and improvements	434.5	429.7
Machinery and other	753.7	758.7
Construction in progress	23.1	12.8

	1,252.8	1,242.8
Less accumulated depreciation	(749.1)	(732.8)

	503.7	510.0

Leasing:
Wholly-owned subsidiaries:
Machinery and other	9.5	9.6
Equipment on lease	3,561.1	3,429.3

	3,570.6	3,438.9
Less accumulated depreciation	(422.6)	(372.9)

	3,148.0	3,066.0

TRIP Holdings:
Equipment on lease	1,271.3	1,257.7
Less accumulated depreciation	(137.3)	(122.7)

	1,134.0	1,135.0

Net deferred profit on railcars sold to the Leasing Group
Sold to wholly-owned subsidiaries	(349.7)	(344.5)
Sold to TRIP Holdings	(184.8)	(187.0)

	$4,251.2	$4,179.5

Note 9. Goodwill

Goodwill by segment is as follows:

	June 30, 2012	December 31, 2011
		(as reported)
	(in millions)
Rail Group	$122.5	$122.5
Construction Products Group	91.4	90.7
Energy Equipment Group	10.9	10.9
Railcar Leasing and Management Services Group	1.8	1.8

	$226.6	$225.9

The net increase in the Construction Products Group goodwill as of June 30, 2012 is due to a 2012 acquisition offset partially by a divestiture.

Note 10. Warranties

The changes in the accruals for warranties for the three and six month periods ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Beginning balance	$14.5	$12.7	$13.5	$13.2
Warranty costs incurred	(1.5)	(1.4)	(3.9)	(2.7)
Warranty originations and revisions	1.4	0.9	5.2	2.5
Warranty expirations	(0.6)	(0.2)	(1.0)	(1.0)

Ending balance	$13.8	$12.0	$13.8	$12.0

Note 11. Debt

The following table summarizes the components of debt as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
		(as reported)
	(in millions)
Manufacturing/Corporate – Recourse:
Revolving credit facility	$—	$—
Convertible subordinated notes	450.0	450.0
Less: unamortized discount	(93.8)	(99.8)

	356.2	350.2
Other	5.7	4.2

	361.9	354.4

Leasing – Recourse:
Capital lease obligations	47.2	48.6
Term loan	52.4	54.7

	99.6	103.3

Total recourse debt	461.5	457.7

Leasing – Non-recourse:
2006 secured railcar equipment notes	262.6	269.3
Promissory notes	452.6	465.5
2009 secured railcar equipment notes	213.9	218.4
2010 secured railcar equipment notes	348.2	354.3
TILC warehouse facility	291.4	308.5
TRIP Holdings senior secured notes:
Total outstanding	170.0	170.0
Less: owned by Trinity	(108.8)	(108.8)

	61.2	61.2
TRIP Master Funding secured railcar equipment notes	819.1	840.0

Total non–recourse debt	2,449.0	2,517.2

Total debt	$2,910.5	$2,974.9

We have a $425.0 million unsecured revolving credit facility that matures on October 20, 2016. As of June 30, 2012, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $70.9 million, leaving $354.1 million available for borrowing. Other than these letters of credit, there were no borrowings under our revolving credit facility as of June 30, 2012, or for the six month period then ended. Of the outstanding letters of credit as of June 30, 2012, a total of $0.7 million is expected to expire in 2012 and the remainder in 2013. The majority of our letters of credit obligations supports the Company’s various insurance programs and generally renews each year. Trinity’s revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. Borrowings under the credit facility bear interest at Libor plus 150.0 basis points or prime plus 50.0 basis points. As of June 30, 2012, we were in compliance with all such financial covenants.

The Company’s 3 7/8% convertible subordinated notes are recorded net of unamortized discount to reflect their underlying economics by capturing the value of the conversion option as borrowing costs. As of June 30, 2012 and December 31, 2011, capital in excess of par value included $92.8 million related to the estimated value of the Convertible Subordinated Notes’ conversion options, in accordance with ASC 470-20. Debt discount recorded in the consolidated balance sheet is being amortized through June 1, 2018 to yield an effective annual interest rate of 8.42% based upon the estimated market interest rate for comparable non-convertible debt as of the issuance date of the Convertible Subordinated Notes. Total interest expense recognized on the Convertible Subordinated Notes for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Coupon rate interest	$4.3	$4.3	$8.7	$8.7
Amortized debt discount	3.0	2.8	6.0	5.5

	$7.3	$7.1	$14.7	$14.2

At June 30, 2012, the Convertible Subordinated Notes were convertible at a price of $51.31 per share resulting in 8,770,220 issuable shares. As of June 30, 2012, if the Convertible Subordinated Notes had been converted, no shares would have been issued since the trading price of the Company’s common stock was below the conversion price of the Convertible Subordinated Notes. The Company has not entered into any derivatives transactions associated with these notes.

The $475.0 million TILC warehouse loan facility, established to finance railcars owned by TILC, had $291.4 million outstanding and $183.6 million available as of June 30, 2012. The warehouse loan is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 2.27% at June 30, 2012. The warehouse loan facility matures in February 2013. Amounts outstanding at maturity, absent renewal, will be payable in three installments in August 2013, February 2014, and August 2014.

Terms and conditions of other debt, including recourse and non-recourse provisions, are described in Note 11 of the December 31, 2011 Consolidated Financial Statements filed on Form 10-K.

The remaining principal payments under existing debt agreements as of June 30, 2012 are as follows:

	Remaining six months of 2012	2013	2014	2015	2016	Thereafter
	(in millions)
Recourse:
Manufacturing/Corporate	$0.9	$1.7	$2.4	$0.2	$0.2	$450.3
Leasing – capital lease obligations (Note 5)	1.4	2.9	3.1	3.3	3.5	33.0
Leasing – term loan (Note 5)	1.2	3.0	3.2	3.5	41.5	—

Non-recourse – leasing (Note 5):
2006 secured railcar equipment notes	6.8	15.1	16.9	18.6	21.9	183.3
Promissory notes	14.1	29.8	26.9	24.1	357.7	—
2009 secured railcar equipment notes	4.7	10.2	9.9	9.6	6.5	173.0
2010 secured railcar equipment notes	6.6	14.6	14.0	15.3	15.0	282.7

TILC warehouse facility	4.4	8.2	4.4	—	—	—
TRIP Holdings senior secured notes:
Total outstanding	—	—	170.0	—	—	—
Less: owned by Trinity	—	—	(108.8)	—	—	—

			61.2
TRIP Master Funding secured railcar equipment notes	20.1	41.1	40.2	35.9	29.4	652.4
Facility termination payments:
TILC warehouse facility	—	91.0	183.4	—	—	—

Total principal payments	$60.2	$217.6	$365.6	$110.5	$475.7	$1,774.7

Note 12. Other, Net

Other, net (income) expense consists of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Foreign currency exchange transactions	$0.6	$(0.2)	$(1.4)	$0.1
Gain on equity investments	(0.0)	(0.0)	(0.1)	(0.5)
Other	(0.6)	(0.4)	(1.5)	(0.7)

Other, net	$(0.0)	$(0.6)	$(3.0)	$(1.1)

Note 13. Income Taxes

The provision for income taxes results in effective tax rates different from the statutory rates. The following is a reconciliation between the statutory United States Federal income tax rate and the Company’s effective income tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	2.0	2.6	2.0	2.5
Tax settlements	0.0	0.0	(1.2)	0.0
Changes in tax reserves	(0.2)	0.8	(0.1)	1.0
Foreign tax adjustments	(0.1)	(0.6)	(0.1)	(0.6)
Other, net	0.4	2.1	(0.3)	1.5

Effective rate	37.1%	39.9%	35.3%	39.4%

During the six months ended June 30, 2012, we settled our audit with the Internal Revenue Service (“IRS”) for the 2004-2005 tax years. As a result of closing this audit, we recognized a $3.5 million tax benefit in the first quarter, primarily related to favorable claims filed and approved by the IRS in the final audit settlement.

The IRS field work for our 2006-2008 audit cycle has concluded and all issues, except for transfer pricing, have been agreed to and tentatively settled. The transfer pricing issue has been appealed and we are seeking Competent Authority review with Mexico to avoid double-taxation of income in the U.S. and in Mexico. As we do not control the timing of when our issues will be reviewed by Competent Authority, we cannot determine when the 2006-2008 cycle will close and all issues formally settled and thus when the statute of limitations for years after 2005 will close.

We have various subsidiaries in Mexico that file separate tax returns and thus are subject to examination by taxing authorities at different times. The 2003 tax year of one of our Mexican subsidiaries is still under review and its statute of limitations remains open through June 2014. Another Mexican subsidiary’s statute of limitations for the 2005 tax year remains open through July 2013. The remaining entities are open for their 2006 tax years and forward.

Our two Swiss subsidiaries, one of which is a holding company and the other which is dormant, have been audited by the taxing authorities through 2008 and 2009. The statute of limitations in Switzerland is generally five years from the end of the tax year, but can be extended up to 15 years in certain cases if the audit has commenced during the original five year period.

We also currently have sales offices in Europe and Canada that are subject to various statutes of limitations.

Generally, states’ statutes of limitations in the United States are open from 2003 forward due to the use of tax loss carryforwards in certain jurisdictions.

The change in unrecognized tax benefits for the six months ended June 30, 2012 and 2011 was as follows:

	Six Months Ended
	June 30,
	2012	2011
	(in millions)
Beginning balance	$52.5	$36.8
Additions for tax positions related to the current year	2.0	1.8
Additions for tax positions of prior years	—	14.5
Reductions for tax positions of prior years	(1.1)	—
Settlements	(3.3)	(0.7)
Expiration of statute of limitations	(0.1)	(0.1)

Ending balance	$50.0	$52.3

Additions for tax positions related to the current year in the amounts of $2.0 million and $1.8 million recorded in the six months ended June 30, 2012 and 2011, respectively, were amounts provided for tax positions that will be taken for Federal and state income tax purposes when we file those tax returns.

Additions for tax positions of prior years for the six months ended June 30, 2011 of $14.5 million are primarily due to Federal tax positions taken on prior year returns that were proposed by the IRS but had not been previously reserved. Since these items are primarily timing differences, we will be allowed a future tax deduction. During 2011, we recorded a corresponding deferred tax asset for the future tax reduction related to these adjustments.

The reduction in tax positions of prior years of $1.1 million for the six months ended June 30, 2012, was primarily related to new guidance issued by the IRS regarding the capitalization of fixed assets that was issued in March 2012 as well as state taxes.

Settlements during the six months ended June 30, 2012, primarily related to the settlement of our 2004-2005 IRS audit as well as the related impact on state tax returns. Settlements during the six months ended June 30, 2011, related to an audit of a separate tax return of a subsidiary.

The total amount of unrecognized tax benefits including interest and penalties at June 30, 2012 and 2011, that would affect the Company’s effective tax rate if recognized was $17.5 million and $20.2 million, respectively. There is a reasonable possibility that unrecognized Federal and state tax benefits will decrease by June 30, 2013 due to a lapse in the statute of limitations for assessing tax. Amounts subject to a lapse in statute by June 30, 2013 total $2.5 million.

Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of June 30, 2012 and December 31, 2011 was $12.5 million and $13.3 million, respectively. Income tax expense for the three and six months ended June 30, 2012, included an increase in income tax expense of $0.1 million and a decrease of $0.8 million, respectively, in interest expense and penalties related to uncertain tax positions. Income tax expense for the three and six months ended June 30, 2011, included an increase in income tax expense of $0.9 million and $1.8 million, respectively, in interest expense and penalties related to uncertain tax positions.

Note 14. Employee Retirement Plans

The following table summarizes the components of net retirement cost for the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Service cost	$0.2	$0.2	$0.4	$0.5
Interest	4.9	4.9	9.7	9.8
Expected return on plan assets	(5.8)	(5.7)	(11.4)	(11.4)
Actuarial loss	0.9	0.5	1.8	1.0

Defined benefit expense	0.2	(0.1)	0.5	(0.1)
Profit sharing	3.2	2.2	5.8	4.5

Net expense	$3.4	$2.1	$6.3	$4.4

Trinity contributed $4.1 million and $10.2 million to the Company’s defined benefit pension plans for the three and six month periods ended June 30, 2012, respectively. Trinity contributed $3.2 million and $8.8 million to the Company’s defined benefit pension plans for the three and six month periods ended June 30, 2011, respectively. Total contributions to the Company’s defined benefit pension plans in 2012 are expected to be approximately $17.3 million.

Note 15. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss for the six months ended June 30, 2012 are as follows:

	Currency translation adjustments	Unrealized loss on derivative financial instruments	Funded status of pension liability	Accumulated Other Comprehensive Loss
	(in millions)
Balance at December 31, 2011	$(17.1)	$(46.2)	$(70.7)	$(134.0)
Other comprehensive income	0.6	3.9	1.1	5.6

Balance at June 30, 2012, net of tax expense (benefit) of $0.2, $(32.2), $(41.0) and $(73.0)	$(16.5)	$(42.3)	$(69.6)	$(128.4)

See Note 7 Derivative Instruments for information on the reclassification of amounts in accumulated other comprehensive loss into earnings.

Note 16. Stock-Based Compensation

Stock-based compensation totaled approximately $5.6 million and $12.5 million for the three and six months ended June 30, 2012, respectively. Stock-based compensation totaled approximately $4.1 million and $9.4 million for the three and six months ended June 30, 2011, respectively.

Note 17. Earnings Per Common Share

Basic net income attributable to Trinity Industries, Inc. per common share is computed by dividing net income attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted net income attributable to Trinity per common share includes the net impact of unvested restricted shares and shares that could be issued under outstanding stock options. Total weighted average restricted shares and antidilutive stock options were 3.3 million shares and 3.2 million shares for the three and six month periods ended June 30, 2012, respectively. Total weighted average restricted shares and antidilutive stock options were 3.0 million shares for the three and six month periods ended June 30, 2011.

The computation of basic and diluted net income attributable to Trinity Industries, Inc. is as follows:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
Net income attributable to Trinity Industries, Inc.	$67.8			$30.0
Unvested restricted share participation	(2.3)			(1.0)

Net income attributable to Trinity Industries, Inc. – basic	65.5	77.7	$0.84	29.0	77.4	$0.37

Effect of dilutive securities:
Stock options	—	0.2		—	0.3

Net income attributable to Trinity Industries, Inc. – diluted	$65.5	77.9	$0.84	$29.0	77.7	$0.37

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
Net income attributable to Trinity Industries, Inc.	$120.7			$54.2
Unvested restricted share participation	(4.0)			(1.9)

Net income attributable to Trinity Industries, Inc. – basic	116.7	77.7	$1.50	52.3	77.2	$0.68

Effect of dilutive securities:
Stock options	—	0.2		—	0.3

Net income attributable to Trinity Industries, Inc. – diluted	$116.7	77.9	$1.50	$52.3	77.5	$0.67

Note 18. Contingencies

Railworthiness Directive

As previously reported, in 2011 the Company received the approval of the Federal Railroad Administration (“FRA”) to implement a voluntary recertification of 948 tank cars owned or managed by the Company’s wholly-owned, railcar leasing subsidiary and used in transporting poison inhalation hazard (“PIH”) materials. The recertification process is underway and being performed in conjunction with the normal three to five year, federally mandated inspection cycle for tank cars in PIH service. Maintenance costs associated with this recertification process are expensed as incurred. The additional costs estimated to be incurred for compliance with the directive are not expected to be significant.

Other Matters

As previously reported, Trinity Structural Towers, Inc., a wholly-owned subsidiary of the Company, is in litigation with a structural wind tower customer for the customer’s breach of a long-term supply contract for the manufacture of towers. While the customer partially performed the contract, it ultimately defaulted on its purchase obligation and did not remedy such default following written notice. Discovery in this litigation is underway.

The Company is involved in claims and lawsuits incidental to our business arising from various matters including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of loss for such matters, taking into consideration our rights in indemnity and recourse to third parties is $4.1 million to $20.6 million. Total accruals of $10.4 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying consolidated balance sheet. The Company believes any additional liability would not be material to its financial position or results of operations.

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

Executive Summary

The Company’s revenues for the three and six month periods ended June 30, 2012 were $1,028.4 million and $1,953.7 million, respectively, representing an increase of $320.1 million and $611.2 million, respectively, or 45% and 46%, respectively, over the same periods in 2011. Operating profit for the three and six month periods ended June 30, 2012 totaled $154.9 million and $277.3 million, respectively, compared with $95.4 million and $180.9 million, respectively, for the same periods in 2011. While all of our business segments reported increases in revenues for the six month period ended June 30, 2012 when compared to the prior year, the largest contributors to the increase were our Rail, Inland Barge, and Leasing Groups. The increase in revenues in our Rail and Inland Barge Groups was primarily due to higher shipment volumes while the increase in revenues in our Leasing Group was due to higher railcar sales from the lease fleet, higher rental revenues from lease fleet additions, and an increase in rental rates. Operating profit and margin grew for the six month period ended June 30, 2012 when compared with the prior year, primarily due to higher shipment levels in our Rail and Inland Barge Groups and from revenue growth in our Leasing Group. Our Energy Equipment and Construction Products Groups experienced declines in operating margin primarily as a result of competitive pricing pressures and, with respect to our Energy Equipment Group, additional costs related to product mix changes. Net income attributable to Trinity Industries, Inc. common stockholders for the three and six month periods ended June 30, 2012 increased $37.8 million and $66.5 million, respectively, or 126% and 123%, respectively, over the same periods in 2011.

Our Rail and Inland Barge Groups and our structural wind towers and containers businesses operate in cyclical industries. Results in our Construction Products and Energy Equipment Groups are subject to seasonal fluctuations with the first quarter historically being the weakest quarter. Railcar sales from the lease fleet are the primary driver of fluctuations in results in the Railcar Leasing and Management Services Group. Following an extended period of weak demand for new railcars through 2010, demand for new railcars recovered sharply, primarily due to an increase in the shipment of commodities, replacement of older railcars, and federal tax benefits received from taking delivery of railcars in 2011 and 2012. While moderating from the accelerated pace in the first half of 2011, demand conditions and corresponding order levels for new railcars in the first half of 2012 continued to be favorable. Orders for structural wind towers have been slow since mid-2008 when energy development companies encountered tightened credit markets, lower demand for electricity, and heightened competition arising from declining natural gas prices and imports from foreign manufacturers. The continued slowdown in the residential and commercial construction markets negatively impacted the results of our Construction Products Group as well. We continually assess our manufacturing capacity and take steps to align our production capacity with demand for our products. Due to improvements in demand, we have increased production staff at certain facilities since late 2010.

Our backlog at June 30, 2012 compared with prior period was approximately as follows:

	June 30, 2012	June 30, 2011
	(in millions)
Rail Group
External Customers	$2,364.9	$1,948.6
Leasing Group	794.7	296.8

	$3,159.6	$2,245.4

Inland Barge	$541.5	$494.2
Structural wind towers	$817.4	$916.5

For the six months ended June 30, 2012, our rail manufacturing businesses received orders for approximately 11,865 railcars. The orders in our backlog from the Leasing Group are supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery. For multi-year barge agreements, deliveries scheduled for 2012 are included in the backlog at this time; deliveries beyond 2012 are not included in the backlog if specific production quantities for future years have not been determined. Approximately $412.5 million of the structural wind towers backlog is subject to litigation with a structural wind tower customer for the customer’s breach of a long-term supply contract for the manufacture of towers.

Results of Operations

Overall Summary

Revenues

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
			($ in millions)
Rail Group	$380.2	$136.7	$516.9	$197.3	$83.4	$280.7	84.1%
Construction Products Group	151.6	5.2	156.8	148.0	1.3	149.3	5.0
Inland Barge Group	173.9	—	173.9	117.8	—	117.8	47.6
Energy Equipment Group	126.6	4.1	130.7	115.1	2.4	117.5	11.2
Railcar Leasing and Management Services Group	192.3	1.9	194.2	128.2	—	128.2	51.5
All Other	3.8	17.0	20.8	1.9	12.4	14.3	45.5
Eliminations – Lease subsidiary	—	(132.3)	(132.3)	—	(79.5)	(79.5)
Eliminations – Other	—	(32.6)	(32.6)	—	(20.0)	(20.0)

Consolidated Total	$1,028.4	$—	$1,028.4	$708.3	$—	$708.3	45.2

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
			($ in millions)
Rail Group	$721.4	$262.6	$984.0	$328.3	$172.2	$500.5	96.6%
Construction Products Group	301.2	10.6	311.8	278.1	4.8	282.9	10.2
Inland Barge Group	343.3	—	343.3	255.7	—	255.7	34.3
Energy Equipment Group	246.7	9.0	255.7	228.3	7.9	236.2	8.3
Railcar Leasing and Management Services Group	334.4	2.1	336.5	248.0	—	248.0	35.7
All Other	6.7	29.8	36.5	4.1	23.3	27.4	33.2
Eliminations – Lease subsidiary	—	(254.9)	(254.9)	—	(164.9)	(164.9)
Eliminations – Other	—	(59.2)	(59.2)	—	(43.3)	(43.3)

Consolidated Total	$1,953.7	$—	$1,953.7	$1,342.5	$—	$1,342.5	45.5

Operating Profit (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Rail Group	$53.0	$15.4	$93.1	$24.7
Construction Products Group	15.2	16.1	26.0	24.4
Inland Barge Group	36.6	19.1	66.6	40.8
Energy Equipment Group	4.0	1.2	0.2	11.7
Railcar Leasing and Management Services Group	76.4	59.7	142.9	114.4
All Other	(6.3)	(0.2)	(5.1)	(0.5)
Corporate	(9.6)	(8.4)	(21.2)	(19.1)
Eliminations – lease subsidiary	(12.2)	(7.1)	(23.1)	(15.2)
Eliminations – other	(2.2)	(0.4)	(2.1)	(0.3)

Consolidated Total	$154.9	$95.4	$277.3	$180.9

Other Income and Expense. Other income and expense is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Interest income	$(0.3)	$(0.4)	$(0.7)	$(0.7)
Interest expense	47.9	43.8	95.8	88.3
Other, net	(0.0)	(0.6)	(3.0)	(1.1)

Consolidated Total	$47.6	$42.8	$92.1	$86.5

Interest expense for the six month period ended June 30, 2012, increased $7.5 million over the prior year period due to TRIP Holdings debt refinancing completed in 2011. Interest income was substantially unchanged from the same three and six month periods last year. The increase in Other, net expense for the six month period ended June 30, 2012 was primarily due to higher foreign currency translation gains over the prior year same periods.

Income Taxes. The provision for income taxes results in effective tax rates different from the statutory rates. The following is a reconciliation between the statutory United States Federal income tax rate and the Company’s effective income tax rate:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	2.0	2.6	2.0	2.5
Tax settlements	0.0	0.0	(1.2)	0.0
Changes in tax reserves	(0.2)	0.8	(0.1)	1.0
Foreign tax adjustments	(0.1)	(0.6)	(0.1)	(0.6)
Other, net	0.4	2.1	(0.3)	1.5

Effective rate	37.1%	39.9%	35.3%	39.4%

During the six months ended June 30, 2012, we settled our audit with the Internal Revenue Service (“IRS”) for the 2004-2005 tax years. As a result of closing this audit, we recognized a $3.5 million tax benefit in the first quarter, primarily related to favorable claims filed and approved by the IRS in the final audit settlement.

The IRS field work for our 2006-2008 audit cycle has concluded and all issues, except for transfer pricing, have been agreed to and tentatively settled. The transfer pricing issue has been appealed and we are seeking Competent Authority review with Mexico to avoid double-taxation of income in the U.S. and in Mexico. As we do not control the timing of when our issues will be reviewed by Competent Authority, we cannot determine when the 2006-2008 cycle will close and all issues formally settled and thus when the statute of limitations for years after 2005 will close.

Rail Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percent	2012	2011	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Rail	$473.9	$234.8	101.8%	$900.3	$412.6	118.2%
Components	43.0	45.9	(6.3)	83.7	87.9	(4.8)

Total revenues	$516.9	$280.7	84.1	$984.0	$500.5	96.6
Operating profit	$53.0	$15.4		$93.1	$24.7
Operating profit margin	10.3%	5.5%		9.5%	4.9%

As of June 30, 2012 and June 30, 2011, our Rail Group backlog was as follows:

	As of June 30,
	2012	2011
	(in millions)
External Customers	$2,364.9	$1,948.6
Leasing Group	794.7	296.8

Total	$3,159.6	$2,245.4

The changes in the number of railcars in the Rail Group backlog are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Beginning balance	27,245	22,490	29,000	5,960
Orders received	8,610	7,865	11,865	26,635
Shipments	(5,245)	(3,115)	(10,255)	(5,355)

Ending balance	30,610	27,240	30,610	27,240

The backlog dedicated to the Leasing Group is supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery.

Operating profit for the Rail Group increased $37.6 million and $68.4 million for the three and six months ended June 30, 2012, respectively, compared to the same periods last year. This increase was primarily due to a significantly higher volume of railcars with higher sales prices delivered during the period.

In the three months ended June 30, 2012, railcar shipments included sales to the Leasing Group of $132.3 million compared to $79.5 million in the comparable period in 2011 with a deferred profit of $12.2 million compared to $7.1 million for the same period in 2011. In the six months ended June 30, 2012, railcar shipments included sales to the Leasing Group of $254.9 million compared to $164.9 million in the comparable period in 2011 with a deferred profit of $23.1 million compared to $15.2 million for the same period in 2011. Sales to the Leasing Group and related profits are included in the operating results of the Rail Group but are eliminated in consolidation.

Construction Products Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percent	2012	2011	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Concrete and Aggregates	$49.6	$46.0	7.8%	$91.1	$95.6	(4.7)%
Highway Products	96.9	97.5	(0.6)	199.4	177.2	12.5
Other	10.3	5.8	*	21.3	10.1		*

Total revenues	$156.8	$149.3	5.0	$311.8	$282.9	10.2

Operating profit	$15.2	$16.1		$26.0	$24.4
Operating profit margin	9.7%	10.8%		8.3%	8.6%

*	not meaningful

Revenues increased for the three month period ended June 30, 2012 compared to the same period in 2011 primarily due to higher aggregate volumes in our Concretes and Aggregates business and higher sales in other product lines. For the six month period ended June 30, 2012, revenues increased compared to the same period last year due to higher volumes in our Highway Products business offset by slightly lower revenues in our Concrete and Aggregates business resulting from the divestiture of our Central Texas Region ready mix concrete facilities in April 2011. Operating profit decreased slightly for the three month period ended June 30, 2012 compared to the same period in 2011 primarily as a result of lower profits from our Highway Products business due to competitive pricing pressures offset by product-mix related higher profits in our Concrete and Aggregates business. For the six month period ended June 30, 2012, operating profit increased compared to the same period last year due to higher aggregate sales and improved efficiencies in our Concrete and Aggregates business offset by lower operating profit from our Highway Products business related to competitive pricing pressures and higher operating expenses.

Inland Barge Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percent	2012	2011	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues	$173.9	$117.8	47.6%	$343.3	$255.7	34.3%

Operating profit	$36.6	$19.1		$66.6	$40.8
Operating profit margin	21.0%	16.2%		19.4%	16.0%

Revenues and operating profit increased for the three and six month periods ended June 30, 2012 compared to the same periods in the prior year due to higher volumes of hopper and tank barges and a change in the mix of barge types. Hopper barge volume primarily increased, when compared to the prior year, due to the recovery from the 2011 flood at our Missouri manufacturing facility. Operating profit for the six months ended June 30, 2012 includes a $3.4 million net gain from sales of barges previously included in property, plant, and equipment which were under lease to third-party customers. Operating profit for the three months ended June 30, 2011, included additional costs of $4.4 million, net of insurance recoveries, related to floods occurring at two of our manufacturing facilities in 2010 and 2011.

As of June 30 2012, the backlog for the Inland Barge Group was approximately $541.5 million compared to approximately $494.2 million as of June 30, 2011. For multi-year barge agreements, deliveries scheduled for 2012 are included in the backlog at this time; deliveries beyond 2012 are not included in the backlog if specific production quantities for future years have not been determined.

Energy Equipment Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percent	2012	2011	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Structural wind towers	$65.9	$69.3	(4.9)%	$118.7	$135.8	(12.6)%
Other	64.8	48.2	34.4	137.0	100.4	36.5

Total revenues	$130.7	$117.5	11.2	$255.7	$236.2	8.3

Operating profit	$4.0	$1.2		$0.2	$11.7
Operating profit margin	3.1%	1.0%		0.1%	5.0%

Revenues for the three and six month periods ended June 30, 2012 increased compared to the same periods in 2011 as a result of higher demand for tank containers and other products offsetting lower structural wind tower shipments. Operating profit for the three month period ended June 30, 2012 increased compared to the same quarter last year as the manufacturing challenges which negatively impacted the 2011 results moderated. Operating profit for the six month period ended June 30, 2012 decreased when compared to the same period in 2011 due to transition issues arising from changes in product mix in the structural wind towers business as well as competitive pricing on structural wind towers, partially offset by increased operating profit in other product lines. As of June 30, 2012, the backlog for structural wind towers was approximately $817.4 million compared to approximately $916.5 million as of June 30, 2011. Approximately $412.5 million of this backlog is subject to litigation with a structural wind tower customer for the customer’s breach of a long-term supply contract for the manufacture of towers.

Railcar Leasing and Management Services Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percent	2012	2011	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Wholly owned subsidiaries:
Leasing and management	$102.2	$92.9	10.0%	$200.5	$183.2	9.4%
Railcar sales(1)	62.2	6.6	*	77.1	6.6	*

	164.4	99.5	65.2	277.6	189.8	46.3
TRIP Holdings:
Leasing and management	29.8	28.7	3.8	58.9	58.2	1.2
Railcar sales(1)	—	—	—	—	—	—

	29.8	28.7	3.8	58.9	58.2	1.2

Total revenues	$194.2	$128.2	51.5	$336.5	$248.0	35.7
Operating Profit:
Wholly owned subsidiaries:
Leasing and management	$44.0	$39.5		$87.1	$76.0
Railcar sales(1):
Railcars owned one year or less at the time of sale	13.5	3.0		16.4	3.0
Railcars owned more than one year at the time of sale	1.6	0.4		5.7	1.4

	59.1	42.9		109.2	80.4
TRIP Holdings:
Leasing and management	17.3	16.8		34.1	33.9
Railcar sales(1):
Railcars owned one year or less at the time of sale	—	—		—	—
Railcars owned more than one year at the time of sale	—	—		(0.4)	0.1

	17.3	16.8		33.7	34.0

Total operating profit	$76.4	$59.7		$142.9	$114.4
Operating profit margin:
Leasing and management	46.4%	46.3%		46.7%	45.5%
Railcar sales(1)	*	*		*	*
Total operating profit margin	39.3	46.6		42.5	46.1
Fleet utilization:
Wholly-owned subsidiaries	99.0%	99.3%		99.0%	99.3%
TRIP Holdings	99.8%	99.9%		99.8%	99.9%
Total fleet	99.1%	99.4%		99.1%	99.4%

*	Not meaningful
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

Total revenues increased for the three and six month periods ended June 30, 2012 compared to the same periods last year due to increased railcar sales from the lease fleet, as well as rental revenues related to additions to the lease fleet, and higher rental rates.

Operating profit increased for the three and six month periods ended June 30, 2012 compared to the same periods in 2011 due to profit from lease fleet sales, lease fleet additions, higher rental rates, and lower maintenance expenses.

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

Information regarding the Leasing Group’s lease fleet as of June 30, 2012 follows:

			Average remaining
	No. of cars	Average age	lease term
Wholly-owned subsidiaries	56,220	6.8	3.4
TRIP Holdings	14,470	4.8	3.0

Total fleet	70,690	6.4	3.3

All Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percent	2012	2011	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues	$20.8	$14.3	45.5%	$36.5	$27.4	33.2%
Operating profit (loss)	$(6.3)	$(0.2)		$(5.1)	$(0.5)

The increase in revenues for the three and six month periods ended June 30, 2012 compared to the same periods last year was primarily due to an increase in sales by our transportation company. The increase in operating loss for the three and six month periods ended June 30, 2012 was primarily due to higher claim costs related to our captive insurance company, higher environmental reserves, and higher gains in 2011 from property dispositions.

Corporate

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011	Percent	2012	2011	Percent
	($ in millions)		Change	($ in millions)		Change
Operating costs	$(9.6)	$(8.4)	14.3%	$(21.2)	$(19.1)	11.0%

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
	(in millions)
Total cash provided by (required by)
Operating activities	$198.5	$8.8
Investing activities	(154.7)	(58.3)
Financing activities	(100.8)	(47.4)

Net decrease in cash and cash equivalents	$(57.0)	$(96.9)

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2012 was $198.5 million compared to net cash provided by operating activities of $8.8 million for the six months ended June 30, 2011. Cash flow provided by operating activities increased due to higher operating profits in 2012, a decrease in receivables during the first half of 2012 compared with an increase in receivables during the first half of 2011, and lower increases in inventories in 2012 compared with 2011.

Receivables at June 30, 2012 decreased by $49.4 million or 13% since December 31, 2011, primarily due to lower receivables from the Energy Equipment Group. Raw materials inventory at June 30, 2012 increased by $60.6 million or 19% since December 31, 2011 primarily attributable to higher levels in our Rail Group required to meet production demands. Finished goods inventory at June 30, 2012 increased by $22.0 million or 22% since December 31, 2011 primarily attributable to higher levels of production in our Rail Group and Construction Products Group arising from seasonally higher shipping volumes in our Highway Products business since the previous year end. Accounts payable increased by $27.2 million or 13% since December 31, 2011 primarily due to higher production levels in the business groups mentioned. Accrued liabilities decreased by $29.4 million or 7% from December 31, 2011 due to the normal settlement of certain year end liabilities. We continually review reserves related to bad debt as well as the adequacy of lower of cost or market valuations related to accounts receivable and inventory.

Investing Activities. Net cash required by investing activities for the six months ended June 30, 2012 was $154.7 million compared to $58.3 million for the six months ended June 30, 2011. Capital expenditures for the six months ended June 30, 2012 were $209.3 million, of which $172.5 million were for additions to the lease fleet. This compares to $176.5 million of capital expenditures for the same period last year, of which $151.9 million were for additions to the lease fleet. Capital expenditures for 2012 are projected to be approximately $390.0 to $440.0 million, including $260.0 to $290.0 million in net lease fleet additions. Proceeds from the sale of property, plant, and equipment and other assets totaled $54.6 million for the six months ended June 30, 2012 composed primarily of railcar sales from the lease fleet owned more than one year at the time of sale totaling $34.1 million. This compares to $17.5 million for the same period in 2011 composed primarily of railcar sales from the lease fleet owned more than one year at the time of sale totaling $12.2 million. Investments in short-term marketable securities decreased by $116.0 million during the six months ended June 30, 2011.

Financing Activities. Net cash required by financing activities during the six months ended June 30, 2012 was $100.8 million compared to $47.4 million of cash required by financing activities for the same period in 2011. During the six months ended June 30, 2012 and 2011, we retired $86.7 million and $79.1 million, respectively, in debt. We borrowed $16.2 million and $52.7 million during the six months ended June 30, 2012 and 2011, respectively, primarily from our TILC warehouse loan facility. Additionally, we repurchased shares of the Company’s stock under a share repurchase program as described further below. We intend to use our cash and committed credit facilities to fund the operations, expansions, and growth initiatives of the Company.

Other Financing Activities

At June 30, 2012 and for the six month period then ended, there were no borrowings under our $425.0 million revolving credit facility that matures on October 20, 2016. Interest on the revolving credit facility is calculated at Libor plus 150.0 basis points or prime plus 50.0 basis points. After subtracting $70.9 million for letters of credit outstanding, $354.1 million was available under the revolving credit facility as of June 30, 2012.

The $475.0 million TILC warehouse loan facility, established to finance railcars owned by TILC, had $291.4 million outstanding and $183.6 million available as of June 30, 2012. The warehouse loan is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 2.27% at June 30, 2012. The warehouse loan facility matures in February 2013. Amounts outstanding at maturity, absent renewal, will be payable in three installments in August 2013, February 2014, and August 2014.

In December 2010, the Company’s Board of Directors authorized a $200 million share repurchase program, effective January 1, 2011, which expires on December 31, 2012. During the three and six months ended June 30, 2012, the Company repurchased 1,692,229 shares under this program at a cost of approximately $41.2 million. Certain shares of stock repurchased during June 2012, totaling $6.0 million, were cash settled in July 2012 in accordance with normal settlement practices. No shares were repurchased under this program during the three and six months ended June 30, 2011.

Following an extended period of weak demand for new railcars through 2010, demand for new railcars recovered sharply, primarily due to an increase in the shipment of commodities, replacement of older railcars, and federal tax benefits received from taking delivery of railcars in 2011 and 2012. While moderating from the accelerated pace in the first half of 2011, demand conditions and corresponding order levels for new railcars in the first half of 2012 continued to be favorable. Orders for structural wind towers have been slow since mid-2008 when energy development companies encountered tightened credit markets, lower demand for electricity, and heightened competition arising from declining natural gas prices and imports from foreign manufacturers. The continued slowdown in the residential and commercial construction markets negatively impacted the results of our Construction Products Group as well. We continually assess our manufacturing capacity and take steps to align our production capacity with demand for our products. Due to improvements in demand, we have increased production staff at certain facilities since late 2010.

Equity Investment

See Note 6 of the Consolidated Financial Statements for information about the investment in TRIP Holdings.

Future Operating Requirements

We expect to finance future operating requirements with cash on hand, cash flows from operations, and depending on market conditions, short-term and long-term debt, and equity. Debt instruments that the Company has utilized include its revolving credit facility, the TILC warehouse facility, senior notes, convertible subordinated notes, asset-backed securities, and sale-leaseback transactions. The Company has also issued equity at various times. As of June 30, 2012, the Company had unrestricted cash balances of $294.1 million, $354.1 million available under its revolving credit facility, and $183.6 million available under its TILC warehouse facility. The Company believes it has access to adequate capital resources to fund operating requirements and is an active participant in the credit markets.

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

Financial Statements for discussion of how the Company valued its commodity hedges and interest rate swaps at June 30, 2012.

Interest rate hedges

			Included in accompanying balance sheet at June 30, 2012
	Notional Amount	Interest Rate(1)	Liability	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Interest rate locks:
2005-2006	$200.0	4.87%	$—	$(2.1)	$—
2006-2007	$370.0	5.34%	$—	$8.9	$—
TRIP Holdings	$788.5	3.60%	$—	$21.7	$16.3
Interest rate swaps:
TRIP Master Funding secured railcar equipment notes	$83.8	2.62%	$5.4	$3.0	$2.3
2008 debt issuance	$459.5	4.13%	$44.3	$42.9	$—

(1)	Weighted average fixed interest rate

	Effect on interest expense – increase/(decrease)
	Three Months Ended June 30,		Six Months Ended June 30,		Expected effect during next twelve months(1)
	2012	2011	2012	2011
	(in millions)
Interest rate locks:
2005-2006	$(0.1)	$(0.1)	$(0.2)	$(0.2)	$(0.3)
2006-2007	$0.8	$0.9	$1.7	$1.8	$3.3
TRIP Holdings	$1.5	$—	$3.0	$—	$5.9

Interest rate swaps:
TRIP warehouse	$—	$6.8	$—	$14.1	$—
TRIP Master Funding secured railcar equipment notes	$0.5	$—	$1.0	$—	$1.7
2008 debt issuance	$4.2	$5.2	$8.4	$9.7	$16.9

(1)	Based on fair value as of June 30, 2012

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

Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap transactions, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $5.9 million of additional interest expense expected to be recognized during the twelve months following June 30, 2012. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap transaction with a notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes.

See Note 11 of the Consolidated Financial Statements regarding the related debt instruments.

Other Derivatives

	Effect on operating income – increase/(decrease)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Fuel hedges(1)
Effect of mark to market valuation	$(0.1)	$(0.3)	$0.0	$0.2
Settlements	(0.1)	0.1	0.0	0.1

	$(0.2)	$(0.2)	$0.0	$0.3

Foreign exchange hedges(2)	$0.0	$—	$(0.4)	$(0.6)

(1)	Included in cost of revenues in the accompanying consolidated statement of operations
(2)	Included in other, net in the accompanying consolidated statement of operations

Natural gas and diesel fuel

We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet as of June 30, 2012 for these instruments was not significant.

Foreign exchange hedge

We enter into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. These instruments are short term with quarterly maturities and no remaining balance in AOCL as of June 30, 2012.

Contractual Obligation and Commercial Commitments

As of June 30, 2012, contractual obligations related to letters of credit decreased slightly to $71.8 million from $74.1 million as of December 31, 2011. Refer to Note 11 of the Consolidated Financial Statements for changes to our outstanding debt and maturities. Contractual obligations that relate to operating leases including sale/leaseback transactions were basically unchanged as of June 30, 2012. See Note 5 of the Consolidated Financial Statements regarding operating lease obligations. We estimate that contractual obligations related to the purchase of goods and materials have increased by approximately $64.8 million since December 31, 2011 related to increases in production levels.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our market risks since December 31, 2011 as set forth in Item 7A of our 2011 Form 10-K. Refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of debt-related activity and the impact of hedging activity for the three and six months ended June 30, 2012.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that it is able to collect and record the information it is required to disclose in the reports it files with the SEC, and to process, summarize, and disclose this information within the time periods specified in the rules of the SEC. The Company’s Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluating their effectiveness. Based on their evaluation of the Company’s disclosure controls and procedures that took place as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers believe that these procedures are effective to 1) ensure that the Company is able to collect, process, and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods and 2) accumulate and communicate this information to the Company’s management, including its Chief Executive and Chief Financial Officers, to allow timely decisions regarding disclosure.

Internal Controls over Financial Reporting

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of our 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended June 30, 2012:

Period	Number of Shares Purchased(1)	Average Price Paid per Share (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2012 through April 30, 2012	6,315	$29.60	—	$200,000,000
May 1, 2012 through May 31, 2012	545,980	$25.78	378,392	$190,293,400
June 1, 2012 through June 30, 2012	1,316,550	$23.94	1,313,837	$158,846,107

Total	1,868,845	$24.49	1,692,229	$158,846,107

(1)	These columns include the following transactions during the three months ended June 30, 2012: (i) the deemed surrender to the Company of 3,117 shares of Common Stock to pay the exercise price and satisfy tax withholding in connection with the exercise of employee stock options, (ii) the surrender to the Company of 173,499 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, and (iii) the purchase of 1,692,229 shares of common stock on the open market as part of the stock repurchase program.
(2)	In December 2010, the Company’s Board of Directors authorized a $200 million share repurchase program, effective January 1, 2011, which expires on December 31, 2012. During the three months ended June 30, 2012, the Company repurchased 1,692,229 shares under this program at a cost of approximately $41.2 million. Certain shares of stock repurchased during June 2012, totaling $6.0 million, were cash settled in July 2012 in accordance with normal settlement practices. The approximate dollar value of shares that may yet be repurchased under such share repurchase program is shown as of the end of such month or quarter.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-Q.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Bylaws of Trinity Industries, Inc., as amended April 30, 2012 (filed herewith)

10.1	Trinity Industries, Inc. Supplemental Retirement Plan Trust (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer (filed herewith).

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

95	Mine Safety Disclosure Exhibit (filed herewith).

101.INS	XBRL Instance Document (filed electronically herewith)*

101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By /s/ JAMES E. PERRY
Registrant
James E. Perry
Senior Vice President and
Chief Financial Officer
July 26, 2012

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated Bylaws of Trinity Industries, Inc., as amended April 30, 2012 (filed herewith)

10.1	Trinity Industries, Inc. Supplemental Retirement Plan Trust (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012).

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer (filed herewith).

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

95	Mine Safety Disclosure Exhibit (filed herewith).

101.INS	XBRL Instance Document (filed electronically herewith)*

101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)*