Form 10-Q
period 2012-09-30
TRINITY INDUSTRIES INC
filed 2012-10-25
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________
Form 10-Q
 _________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________ .
Commission File Number 1-6903
 _________________________________________________________________________
Trinity Industries, Inc.
(Exact name of registrant as specified in its charter)
  _________________________________________________________________________

Delaware	75-0225040
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2525 Stemmons Freeway Dallas, Texas	75207-2401
(Address of principal executive offices)	(Zip Code)
(214) 631-4420
(Registrant’s telephone number, including area code)
 _________________________________________________________________________
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

At October 15, 2012 the number of shares of common stock outstanding was 78,933,933.

TRINITY INDUSTRIES, INC.
FORM 10-Q

PART I
Item 1. Financial Statements

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions, except per share amounts)
Revenues:
Manufacturing	$778.2	$643.7	$2,397.5	$1,738.2
Leasing	159.3	147.4	493.7	395.4
	937.5	791.1	2,891.2	2,133.6
Operating costs:
Cost of revenues:
Manufacturing	658.2	548.4	2,025.1	1,478.3
Leasing	84.3	78.6	269.8	202.4
Other	13.1	7.1	38.6	22.6
	755.6	634.1	2,333.5	1,703.3
Selling, engineering, and administrative expenses:
Manufacturing	38.6	35.8	114.2	103.2
Leasing	7.5	6.2	20.9	17.5
Other	12.4	11.5	33.3	30.6
	58.5	53.5	168.4	151.3
Gains on disposition of property, plant, and equipment:
Net gains on railcar lease fleet sales	17.0	1.6	22.3	3.1
Other	1.5	0.3	7.6	4.2
Total operating profit	141.9	105.4	419.2	286.3
Other (income) expense:
Interest income	(0.4)	(0.5)	(1.1)	(1.2)
Interest expense	47.8	47.9	143.6	136.2
Other, net	(1.4)	5.3	(4.4)	4.2
	46.0	52.7	138.1	139.2
Income before income taxes	95.9	52.7	281.1	147.1
Provision for income taxes	32.8	21.1	98.2	58.3
Net income	63.1	31.6	182.9	88.8
Net income (loss) attributable to noncontrolling interest	(0.1)	(0.3)	(1.0)	2.7
Net income attributable to Trinity Industries, Inc.	$63.2	$31.9	$183.9	$86.1
Net income attributable to Trinity Industries, Inc. per common share:
Basic	$0.80	$0.40	$2.30	$1.07
Diluted	$0.80	$0.40	$2.29	$1.07
Weighted average number of shares outstanding:
Basic	76.5	77.7	77.3	77.4
Diluted	76.7	77.9	77.5	77.7
Dividends declared per common share	$0.11	$0.09	$0.31	$0.26
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Net income	$63.1	$31.6	$182.9	$88.8
Unrealized loss on derivative financial instruments:
Unrealized gain (loss) arising during the period	2.2	(10.7)	5.2	(8.9)
Reclassification adjustments for losses included in net income	2.3	1.5	6.8	3.2
Currency translation adjustment – reclassification adjustment for loss included in net income	0.0	0.0	1.1	(0.1)
Funded status of pension liability – amortization of actuarial loss	0.8	—	2.5	—
Other comprehensive income (loss), before tax	5.3	(9.2)	15.6	(5.8)
Income tax expense (benefit) related to components of other comprehensive income (loss)	2.1	(3.3)	6.1	(2.2)
Other comprehensive income (loss), net of tax	3.2	(5.9)	9.5	(3.6)
Comprehensive income	66.3	25.7	192.4	85.2
Less: comprehensive income (loss) attributable to noncontrolling interest	0.2	(1.0)	0.0	2.4
Comprehensive income attributable to Trinity Industries, Inc.	$66.1	$26.7	$192.4	$82.8

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(unaudited)
	(in millions)
Assets
Cash and cash equivalents	$312.2	$351.1
Receivables, net of allowance	423.5	384.3
Income tax receivable	5.1	1.6
Inventories:
Raw materials and supplies	400.3	324.8
Work in process	180.5	125.6
Finished goods	110.9	99.5
	691.7	549.9
Restricted cash, including TRIP Holdings of $59.0 and $74.6	234.8	240.3
Property, plant, and equipment, at cost, including TRIP Holdings of $1,272.3 and $1,257.7	5,636.5	5,407.9
Less accumulated depreciation, including TRIP Holdings of $145.2 and $122.7	(1,352.8)	(1,228.4)
	4,283.7	4,179.5
Goodwill	229.8	225.9
Other assets	238.3	188.4
	$6,419.1	$6,121.0
Liabilities and Stockholders’ Equity
Accounts payable	$212.6	$207.4
Accrued liabilities	478.1	421.3
Debt:
Recourse, net of unamortized discount of $90.7 and $99.8	462.3	457.7
Non-recourse:
Parent and wholly-owned subsidiaries	1,646.9	1,616.0
TRIP Holdings	868.9	901.2
	2,978.1	2,974.9
Deferred income	37.0	38.7
Deferred income taxes	543.0	434.7
Other liabilities	83.3	95.7
	4,332.1	4,172.7
Stockholders’ equity:
Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – 200.0 shares authorized	81.7	81.7
Capital in excess of par value	643.2	626.5
Retained earnings	1,474.0	1,314.7
Accumulated other comprehensive loss	(125.5)	(134.0)
Treasury stock	(70.9)	(25.1)
	2,002.5	1,863.8
Noncontrolling interest	84.5	84.5
	2,087.0	1,948.3
	$6,419.1	$6,121.0

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2012	2011
	(in millions)
Operating activities:
Net income	$182.9	$88.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148.8	144.3
Stock-based compensation expense	20.4	16.3
Excess tax benefits from stock-based compensation	1.4	(0.3)
Provision for deferred income taxes	92.4	32.4
Net gains on sales of railcars owned more than one year at the time of sale	(22.3)	(3.1)
Gain on disposition of property, plant, equipment, and other assets	(7.6)	(4.2)
Other	6.6	8.3
Changes in assets and liabilities:
(Increase) decrease in receivables	(38.8)	(79.3)
(Increase) decrease in income tax receivable	(3.5)	7.4
(Increase) decrease in inventories	(141.3)	(208.8)
(Increase) decrease in other assets	(53.1)	(10.2)
Increase (decrease) in accounts payable	5.2	78.6
Increase (decrease) in accrued liabilities	63.6	(30.0)
Increase (decrease) in other liabilities	(2.6)	15.9
Net cash provided by operating activities	252.1	56.1
Investing activities:
(Increase) decrease in short-term marketable securities	—	158.0
Proceeds from sales of railcars owned more than one year at the time of sale	94.9	17.8
Proceeds from lease fleet sales – sale and leaseback	7.2	—
Proceeds from disposition of property, plant, equipment, and other assets	18.9	6.8
Capital expenditures – leasing, net of sold railcars owned one year or less	(266.3)	(213.6)
Capital expenditures – manufacturing and other	(67.4)	(52.1)
Acquisitions, net of cash acquired	(4.9)	(42.5)
Net cash required by investing activities	(217.6)	(125.6)
Financing activities:
Proceeds from issuance of common stock, net	2.1	1.8
Excess tax benefits from stock-based compensation	(1.4)	0.3
Payments to retire debt – other	(123.4)	(1,068.5)
Proceeds from issuance of debt	117.4	1,124.5
Deferred loan issuance costs	—	(21.1)
(Increase) decrease in restricted cash	5.5	(22.3)
Shares repurchased	(45.2)	—
Dividends paid to common shareholders	(23.1)	(20.0)
Other	(5.3)	(6.4)
Net cash required by financing activities	(73.4)	(11.7)
Net decrease in cash and cash equivalents	(38.9)	(81.2)
Cash and cash equivalents at beginning of period	351.1	354.0
Cash and cash equivalents at end of period	$312.2	$272.8

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(unaudited)

	Common Stock					Treasury Stock
	Shares	Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	(in millions)
Balances at December 31, 2011	81.7	$81.7	$626.5	$1,314.7	$(134.0)	(1.5)	$(25.1)	$1,863.8	$84.5	$1,948.3
Net income	—	—	—	183.9	—	—	—	183.9	(1.0)	182.9
Other comprehensive income	—	—	—	—	8.5	—	—	8.5	1.0	9.5
Cash dividends on common stock	—	—	—	(24.6)	—	—	—	(24.6)	—	(24.6)
Restricted shares issued, net	—	—	18.5	—	—	0.4	(1.5)	17.0	—	17.0
Shares repurchased	—	—	—	—	—	(1.8)	(45.2)	(45.2)	—	(45.2)
Stock options exercised	—	—	0.6	—	—	0.2	1.5	2.1	—	2.1
Stock-based compensation expense	—	—	(2.4)	—	—	—	—	(2.4)	—	(2.4)
Other	—	—	—	—	—	(0.1)	(0.6)	(0.6)	—	(0.6)
Balances at September 30, 2012	81.7	$81.7	$643.2	$1,474.0	$(125.5)	(2.8)	$(70.9)	$2,002.5	$84.5	$2,087.0

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and its subsidiaries (“Trinity”, “Company”, “we”, or “our”) including its majority-owned subsidiary, TRIP Rail Holdings LLC (“TRIP Holdings”). In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2012, and the results of operations for the three and nine month periods ended September 30, 2012 and 2011, and cash flows for the nine month periods ended September 30, 2012 and 2011, have been made in conformity with generally accepted accounting principles. Because of seasonal and other factors, the results of operations for the nine month period ended September 30, 2012 may not be indicative of expected results of operations for the year ending December 31, 2012. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2011.

Stockholders’ Equity

In September 2012, the Company’s Board of Directors authorized a new $200 million share repurchase program, effective October 1, 2012, which expires on December 31, 2014. The new program replaces the Company's prior program which expired on September 30, 2012. During the three and nine month periods ended September 30, 2012, the Company repurchased 141,992 shares and 1,834,221 shares, respectively, under the prior program at a cost of approximately $4.0 million and $45.2 million, respectively. No shares were repurchased under the prior program during the three and nine month periods ended September 30, 2011.

Financial Instruments

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments, short-term marketable securities, and receivables. The carrying values of cash, receivables, and accounts payable are considered to be representative of their respective fair values. At September 30, 2012, one customer’s net receivable balance in our Energy Equipment Group, all within terms, accounted for approximately 22% of the consolidated net receivables balance outstanding.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amended prior comprehensive income guidance. ASU 2011-05 became effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. Accordingly, the Company adopted this new standard on January 1, 2012 by including the consolidated statement of comprehensive income with its consolidated financial statements and revising Note 15 Accumulated Other Comprehensive Loss. The adoption of ASU 2011-05 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows as it only requires a change in reporting format with regard to components of other comprehensive income.

Reclassifications

Effective December 31, 2011, the Company adopted the emerging industry policy of recognizing revenue from the sales of railcars from the lease fleet on a gross basis in leasing revenues and cost of revenues if the railcar has been owned by the lease fleet for one year or less at the time of sale. Sales of railcars from the lease fleet which have been owned by the lease fleet for more than one year are recognized as a net gain or loss from the disposal of a long-term asset. Prior year reported balances have been reclassified to conform to this policy resulting in a decrease in revenue of $5.7 million and $17.9 million for the three and nine months ended September 30, 2011, respectively. The adoption of this policy had no effect on operating profit or net income. Certain prior year balances have been reclassified in the Consolidated Statements of Cash Flows to conform to the 2012 presentation.

Note 2. Acquisitions and Divestitures

For the three and nine months ended September 30, 2012 and 2011, all of our acquisition and divestiture activity occurred in the Construction Products Group as summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
		(in millions)
Acquisitions:
Total cost	$5.5	$32.8	$7.5	$56.4
Net cash paid	$4.9	$27.2	$4.9	$42.5
Goodwill recorded	$3.2	$22.3	$4.0	$29.3

Divestitures:
Proceeds	$—	$—	$2.1	$8.3
Gain recognized	$—	$—	$1.5	$0.7
Goodwill charged off	$—	$—	$0.1	$1.0

Note 3. Fair Value Accounting

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of September 30, 2012
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$200.6	$—	$—	$200.6
Restricted cash	234.8	—	—	234.8
Equity call agreement with TRIP Holdings equity investor[1]	—	—	0.2	0.2
Fuel derivative instruments[1]	—	0.4	—	0.4
Total assets	$435.4	$0.4	$0.2	$436.0
Liabilities:
Interest rate hedges:[2]
Wholly-owned subsidiary	$—	$41.9	$—	$41.9
TRIP Holdings	—	5.6	—	5.6
Equity put agreement with TRIP Holdings equity investor[3]	—	—	1.2	1.2
Total liabilities	$—	$47.5	$1.2	$48.7

	Fair Value Measurement as of December 31, 2011
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$246.6	$—	$—	$246.6
Restricted cash	240.3	—	—	240.3
Equity call agreement with TRIP Holdings equity investor[1]	—	—	0.7	0.7
Total assets	$486.9	$—	$0.7	$487.6
Liabilities:
Interest rate hedges:[2]
Wholly-owned subsidiary	$—	$48.9	$—	$48.9
TRIP Holdings	—	4.8	—	4.8
Equity put agreement with TRIP Holdings equity investor[3]	—	—	3.1	3.1
Fuel derivative instruments[2]	—	0.1	—	0.1
Total liabilities	$—	$53.8	$3.1	$56.9
1 Included in other assets on the consolidated balance sheet.
2 Included in accrued liabilities on the consolidated balance sheet.
3 Included in other liabilities on the consolidated balance sheet.

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

The carrying amounts and estimated fair values of our long-term debt are as follows:

	September 30, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Recourse:
Convertible subordinated notes	$450.0	$465.7	$450.0	$439.4
Less: unamortized discount	(90.7)		(99.8)
	359.3		350.2
Capital lease obligations	46.5	46.5	48.6	48.6
Term loan	51.4	54.5	54.7	55.7
Other	5.1	5.1	4.2	4.2
	462.3	571.8	457.7	547.9
Non-recourse:
2006 secured railcar equipment notes	259.1	287.2	269.3	278.5
Promissory notes	445.5	431.2	465.5	448.6
2009 secured railcar equipment notes	211.6	251.8	218.4	228.6
2010 secured railcar equipment notes	345.0	371.6	354.3	333.1
TILC warehouse facility	385.7	385.7	308.5	308.5
TRIP Holdings senior secured notes	61.2	62.5	61.2	61.6
TRIP Master Funding secured railcar equipment notes	807.7	913.7	840.0	834.9
	2,515.8	2,703.7	2,517.2	2,493.8
Total	$2,978.1	$3,275.5	$2,974.9	$3,041.7

The estimated fair value of our convertible subordinated notes was based on a quoted market price as of September 30, 2012 and December 31, 2011, respectively (Level 1 input). The estimated fair values of our 2006, 2009, and 2010 secured railcar equipment notes, promissory notes, TRIP Holdings senior secured notes, TRIP Rail Master Funding LLC (“TRIP Master Funding”) secured railcar equipment notes, and term loan are based on our estimate of their fair value as of September 30, 2012 and December 31, 2011, respectively. These values were determined by discounting their future cash flows at the current market interest rate (Level 3 inputs). The carrying value of our Trinity Industries Leasing Company (“TILC”) warehouse facility approximates fair value because the interest rate adjusts to the market interest rate and the Company’s credit rating has not changed since the loan agreement was renewed in February 2011 (Level 3 input). The fair values of all other financial instruments are estimated to approximate carrying value.

Note 4. Segment Information

The Company reports operating results in five principal business segments: (1) the Rail Group, which manufactures and sells railcars and related parts and components; (2) the Construction Products Group, which manufactures and sells highway products and concrete and aggregates; (3) the Inland Barge Group, which manufactures and sells barges and related products for inland waterway services; (4) the Energy Equipment Group, which manufactures and sells products for energy related businesses, including structural wind towers, tank containers and tank heads for pressure and non-pressure vessels, frac tanks, and utility, traffic, and lighting structures; and (5) the Railcar Leasing and Management Services Group (“Leasing Group”), which owns and operates a fleet of railcars as well as provides third-party fleet management, maintenance, and leasing services. The segment All Other includes our captive insurance and transportation companies; legal, environmental, and maintenance costs associated with non-operating facilities; other peripheral businesses; and the change in market valuation related to ineffective commodity hedges. Gains and losses from the sale of property, plant, and equipment that are related to manufacturing and dedicated to the specific manufacturing operations of a particular segment are included in operating profit of that respective segment. Gains and losses from the sale of property, plant, and equipment that can be utilized by multiple segments are included in operating profit of the All Other segment.

Sales and related net profits from the Rail Group to the Leasing Group are recorded in the Rail Group and eliminated in consolidation. Sales between these groups are recorded at prices comparable to those charged to external customers, taking into consideration quantity, features, and production demand. Amortization of deferred profit on railcars sold to the Leasing Group is included in the operating profits of the Leasing Group. Sales of railcars from the lease fleet are included in the Leasing Group.

The financial information for these segments is shown in the tables below. We operate principally in North America.

Three Months Ended September 30, 2012

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$328.3	$129.6	$457.9	$35.2
Construction Products Group	148.2	6.1	154.3	12.7
Inland Barge Group	166.5	—	166.5	26.9
Energy Equipment Group	131.0	4.6	135.6	9.5
Railcar Leasing and Management Services Group	159.3	0.6	159.9	85.1
All Other	4.2	20.4	24.6	(2.0)
Corporate	—	—	—	(12.4)
Eliminations – Lease subsidiary	—	(125.9)	(125.9)	(14.1)
Eliminations – Other	—	(35.4)	(35.4)	1.0
Consolidated Total	$937.5	$—	$937.5	$141.9

Three Months Ended September 30, 2011

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$227.7	$93.2	$320.9	$18.2
Construction Products Group	161.1	3.7	164.8	17.8
Inland Barge Group	143.2	—	143.2	26.0
Energy Equipment Group	107.3	4.3	111.6	(1.9)
Railcar Leasing and Management Services Group	147.4	—	147.4	64.2
All Other	4.4	13.6	18.0	(0.3)
Corporate	—	—	—	(11.5)
Eliminations – Lease subsidiary	—	(87.9)	(87.9)	(8.1)
Eliminations – Other	—	(26.9)	(26.9)	1.0
Consolidated Total	$791.1	$—	$791.1	$105.4

Nine Months Ended September 30, 2012

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$1,049.7	$392.2	$1,441.9	$128.3
Construction Products Group	449.4	16.7	466.1	38.7
Inland Barge Group	509.8	—	509.8	93.5
Energy Equipment Group	377.7	13.6	391.3	9.7
Railcar Leasing and Management Services Group	493.7	2.7	496.4	228.0
All Other	10.9	50.2	61.1	(7.1)
Corporate	—	—	—	(33.6)
Eliminations – Lease subsidiary	—	(380.8)	(380.8)	(37.2)
Eliminations – Other	—	(94.6)	(94.6)	(1.1)
Consolidated Total	$2,891.2	$—	$2,891.2	$419.2

Nine Months Ended September 30, 2011

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$556.0	$265.4	$821.4	$42.9
Construction Products Group	439.2	8.5	447.7	42.2
Inland Barge Group	398.9	—	398.9	66.8
Energy Equipment Group	335.6	12.2	347.8	9.8
Railcar Leasing and Management Services Group	395.4	—	395.4	178.6
All Other	8.5	36.9	45.4	(0.8)
Corporate	—	—	—	(30.6)
Eliminations – Lease subsidiary	—	(252.8)	(252.8)	(23.3)
Eliminations – Other	—	(70.2)	(70.2)	0.7
Consolidated Total	$2,133.6	$—	$2,133.6	$286.3

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

Note 5. Railcar Leasing and Management Services Group

The Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet management, maintenance, and leasing services. Selected consolidating financial information for the Leasing Group is as follows:

	September 30, 2012
	Leasing Group
	Wholly- Owned Subsidiaries	TRIP Holdings	Manufacturing/ Corporate	Total
	(in millions, unaudited)
Cash and cash equivalents	$5.0	$—	$307.2	$312.2
Property, plant, and equipment, net	$3,175.3	$1,127.1	$516.6	$4,819.0
Net deferred profit on railcars sold to the Leasing Group	(352.8)	(182.5)	—	(535.3)
	$2,822.5	$944.6	$516.6	$4,283.7
Restricted cash	$175.8	$59.0	$—	$234.8
Debt:
Recourse	$97.9	$—	$455.1	$553.0
Less: unamortized discount	—	—	(90.7)	(90.7)
	97.9	—	364.4	462.3
Non-recourse	1,646.9	977.7	—	2,624.6
Less: non-recourse debt owned by Trinity	—	(108.8)	—	(108.8)
Total debt	$1,744.8	$868.9	$364.4	$2,978.1
Net deferred tax liabilities	$622.4	$5.1	$(84.5)	$543.0

	December 31, 2011
	Leasing Group
	Wholly- Owned Subsidiaries	TRIP Holdings	Manufacturing/ Corporate	Total
	(in millions)
Cash and cash equivalents	$3.2	$—	$347.9	$351.1
Property, plant, and equipment, net	$3,066.0	$1,135.0	$510.0	$4,711.0
Net deferred profit on railcars sold to the Leasing Group	(344.5)	(187.0)	—	(531.5)
	$2,721.5	$948.0	$510.0	$4,179.5
Restricted cash	$165.7	$74.6	$—	$240.3
Debt:
Recourse	$103.3	$—	$454.2	$557.5
Less: unamortized discount	—	—	(99.8)	(99.8)
	103.3	—	354.4	457.7
Non-recourse	1,616.0	1,010.0	—	2,626.0
Less: non-recourse debt owned by Trinity	—	(108.8)	—	(108.8)
Total debt	$1,719.3	$901.2	$354.4	$2,974.9
Net deferred tax liabilities	$582.4	$4.7	$(152.4)	$434.7

See Note 6 Investment in TRIP Holdings and Note 11 Debt for a further discussion regarding the Company’s investment in TRIP Holdings and TRIP Holdings’ debt.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percent Change	2012	2011	Percent Change
	($ in millions)			($ in millions)
Revenues:
Wholly owned subsidiaries:
Leasing and management	$106.4	$94.6	12.5%	$306.9	$277.8	10.5%
Railcar sales(1)	23.4	23.6	*	100.5	30.2	*
	129.8	118.2	9.8	407.4	308.0	32.3
TRIP Holdings:
Leasing and management	30.1	29.2	3.1	89.0	87.4	1.8
Railcar sales(1)	—	—	—	—	—	—
	30.1	29.2	3.1	89.0	87.4	1.8
Total revenues	$159.9	$147.4	8.5	$496.4	$395.4	25.5
Operating Profit:
Wholly owned subsidiaries:
Leasing and management	$47.1	$40.3		$134.2	$116.3
Railcar sales(1):
Railcars owned one year or less at the time of sale	4.3	4.9		20.7	7.9
Railcars owned more than one year at the time of sale	15.9	1.6		21.6	3.0
	67.3	46.8		176.5	127.2
TRIP Holdings:
Leasing and management	16.7	17.4		50.8	51.3
Railcar sales(1):
Railcars owned one year or less at the time of sale	—	—		—	—
Railcars owned more than one year at the time of sale	1.1	—		0.7	0.1
	17.8	17.4		51.5	51.4
Total operating profit	$85.1	$64.2		$228.0	$178.6
Operating profit margin:
Leasing and management	46.7%	46.6%		46.7%	45.9%
Railcar sales(1)	*	*		*	*
Total operating profit margin	53.2	43.6		45.9	45.2
Interest and rent expense(2):
Rent expense	$12.7	$12.1		$38.2	$36.4
Interest expense:
Wholly-owned subsidiaries	$24.3	$24.8		$73.2	$75.4
TRIP Holdings:
External	15.0	15.3		45.2	37.6
Intercompany	3.3	3.2		9.8	3.2
	18.3	18.5		55.0	40.8
Total interest expense	$42.6	$43.3		$128.2	$116.2
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

Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured predominantly by the Rail Group and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Leasing Group primarily enters into operating leases. Future contractual minimum rental revenues on leases are as follows:

	Remaining three months of 2012	2013	2014	2015	2016	Thereafter	Total
	(in millions)
Wholly-owned subsidiaries	$73.5	$261.0	$210.7	$167.0	$128.6	$268.8	$1,109.6
TRIP Holdings	24.8	85.5	64.1	52.3	43.2	70.1	340.0
	$98.3	$346.5	$274.8	$219.3	$171.8	$338.9	$1,449.6

Debt. The Leasing Group’s debt at September 30, 2012 consisted of both recourse and non-recourse debt. As of September 30, 2012, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of approximately $2,534.8 million that is pledged as collateral for Leasing Group debt held by those subsidiaries, including equipment with a net book value of $49.9 million securing capital lease obligations. The net book value of unpledged equipment at September 30, 2012 was $544.4 million. See Note 11 Debt regarding Leasing Group debt.

TRIP Holdings. Debt owed by TRIP Holdings and its subsidiaries is nonrecourse to Trinity and TILC and is secured solely by the consolidated assets of TRIP Holdings and the equity interests of TRIP Holdings. In July 2011, TRIP Holdings and its newly-formed subsidiary, TRIP Master Funding, issued $1,032.0 million in new debt and repaid all of the outstanding borrowings of the existing TRIP Warehouse Loan. TRIP Master Funding equipment with a net book value of $1,127.1 million, excluding deferred profit resulting from the sale of railcars to TRIP Master Funding, is pledged as collateral for the TRIP Master Funding debt. See Note 6 Investment in TRIP Holdings for a description of TRIP Holdings.

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

These Leasing Group subsidiaries had total assets as of September 30, 2012 of $209.7 million, including cash of $83.2 million and railcars of $94.0 million. The right, title, and interest in each sublease, cash, and railcars are pledged to collateralize the lease obligations to the Trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiaries’ lease obligations. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties to be available to Trinity. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future contractual minimum rental revenues related to these leases due to the Leasing Group are as follows:

	Remaining three months of 2012	2013	2014	2015	2016	Thereafter	Total
	(in millions)
Future operating lease obligations of Trusts’ railcars	$11.4	$45.6	$44.8	$43.1	$40.1	$341.3	$526.3
Future contractual minimum rental revenues of Trusts’ railcars	$15.7	$51.1	$36.4	$28.2	$19.9	$37.0	$188.3

Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to operating leases other than leases with the Trusts are as follows:

	Remaining three months of 2012	2013	2014	2015	2016	Thereafter	Total
	(in millions)
Future operating lease obligations	$2.4	$9.5	$9.4	$9.4	$9.3	$38.4	$78.4
Future contractual minimum rental revenues	$2.9	$11.5	$10.9	$6.8	$5.9	$8.2	$46.2

Operating lease obligations totaling $27.0 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries. See Note 5 of the December 31, 2011 Consolidated Financial Statements filed on Form 10-K for a detailed explanation of these financing transactions.

Note 6. Investment in TRIP Holdings

In 2007, the Company and other third-party equity investors formed TRIP Holdings for the purpose of providing railcar leasing and management services in North America. TRIP Holdings, through its wholly-owned subsidiary, TRIP Rail Leasing LLC (“TRIP Leasing”), purchased railcars from the Company’s Rail and Leasing Groups funded by capital contributions from TRIP Holdings’ equity investors and borrowings under the TRIP Warehouse Loan. As of September 30, 2012, TRIP Holdings’ subsidiaries had purchased $1,331.4 million of railcars from the Company. Railcars purchased from the Company by TRIP Holdings’ subsidiaries were required to be purchased at prices comparable with the prices of all similar, new railcars sold contemporaneously by the Company and at prices based on third-party appraised values for used railcars.

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

At September 30, 2012, the Company owned 57% of TRIP Holdings with the remainder owned by three other third-party equity investors. The Company receives distributions from TRIP Holdings as an equity investor, when allowed, in proportion to its 57% equity interest, and has an interest in the net assets of TRIP Holdings upon a liquidation event in the same proportion. The terms of the Company’s equity investment are identical to the terms of each of the other equity investors. Other than as described above, Trinity had no remaining equity commitment to TRIP Holdings as of September 30, 2012 and had no obligation to guarantee performance under any TRIP-related debt agreements, guarantee any railcar residual values, shield any parties from losses, or guarantee minimum yields.

The Company’s carrying value of its investment in TRIP Holdings is as follows:

	September 30, 2012	December 31, 2011
	(in millions)
Capital contributions	$47.3	$47.3
Equity purchased from investors	44.8	44.8
	92.1	92.1
Equity in earnings	10.7	12.0
Equity in unrealized losses on derivative financial instruments	—	(1.3)
Distributions	(7.0)	(7.0)
Deferred broker fees	(0.4)	(0.6)
	$95.4	$95.2

Administrative fees paid to TILC by TRIP Holdings and subsidiaries for the three and nine month periods ended September 30, 2012 were $1.2 million and $3.7 million, respectively, and $1.2 million and $3.1 million, respectively, for the same periods last year.

See Note 6 of the December 31, 2011 Consolidated Financial Statements filed on Form 10-K for additional information.

Note 7. Derivative Instruments

We use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 Fair Value Accounting for discussion of how the Company valued its commodity hedges and interest rate swaps at September 30, 2012.

Interest rate hedges

			Included in accompanying balance sheet at September 30, 2012
	Notional Amount	Interest Rate(1)	Liability	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(2.0)	$—
Promissory notes	$370.0	5.34%	$—	$8.1	$—
TRIP Holdings	$788.5	3.60%	$—	$20.8	$15.6
Open hedges:
TRIP Master Funding secured railcar equipment notes	$81.1	2.62%	$5.6	$3.2	$2.3
Promissory notes	$451.7	4.13%	$41.9	$40.5	$—

(1)	Weighted average fixed interest rate

	Effect on interest expense – increase/(decrease)
	Three Months Ended September 30,		Nine Months Ended September 30,		Expected effect during next twelve months(1)
	2012	2011	2012	2011
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$(0.1)	$(0.1)	$(0.3)	$(0.3)	$(0.3)
Promissory notes	$0.8	$0.9	$2.5	$2.7	$3.2
TRIP Holdings	$1.5	$1.8	$4.5	$15.9	$5.9
Open hedges:
TRIP Master Funding secured railcar equipment notes	$0.5	$0.5	$1.5	$0.5	$1.8
Promissory notes	$4.3	$4.6	$12.7	$14.3	$17.0

(1)	Based on fair value as of September 30, 2012

During 2005 and 2006, we entered into interest rate swap derivatives in anticipation of issuing our 2006 Secured Railcar Equipment Notes. These derivative instruments, with a notional amount of $200.0 million, were settled in 2006 and fixed the interest rate on a portion of the related debt issuance. These derivative instrument transactions are being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in accumulated other comprehensive loss (“AOCL”) through the date the related debt issuance closed in 2006. The balance is being amortized over the term of the related debt. The effect on interest expense is due to amortization of the AOCL balance.

During 2006 and 2007, we entered into interest rate swap derivatives in anticipation of issuing our Promissory Notes. These derivative instruments, with a notional amount of $370.0 million, were settled in 2008 and fixed the interest rate on a portion of the related debt issuance. These derivative instrument transactions are being accounted for as cash flow hedges with changes in the fair value of the instruments of $24.5 million recorded as a loss in AOCL through the date the related debt issuance closed in

2008. The balance is being amortized over the term of the related debt. The effect on interest expense is due to amortization of the AOCL balance.

In 2008, we entered into an interest rate swap derivative instrument, expiring in 2015, to fix the variable Libor component of the Promissory Notes. This derivative instrument transaction is being accounted for as a cash flow hedge. The effect on interest expense results primarily from monthly interest settlements.

Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $5.9 million of additional interest expense expected to be recognized during the twelve months following September 30, 2012. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with a notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The effect on interest expense results primarily from monthly interest settlements.

See Note 11 Debt regarding the related debt instruments.

Other Derivatives

	Effect on operating income – increase/(decrease)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Fuel hedges(1)
Effect of mark to market valuation	$0.6	$(0.2)	$0.6	$0.0
Settlements	0.0	0.2	0.0	0.3
	$0.6	$—	$0.6	$0.3
Foreign exchange hedges(2)	$—	$0.6	$(0.4)	$0.0

(1)	Included in cost of revenues in the accompanying consolidated statement of operations

(2)	Included in other, net in the accompanying consolidated statement of operations

Natural gas and diesel fuel

We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet as of September 30, 2012 for these instruments was not significant.

Foreign exchange hedge

We enter into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. These instruments are short term with quarterly maturities and no remaining balance in AOCL as of September 30, 2012.

Note 8. Property, Plant, and Equipment

The following table summarizes the components of property, plant, and equipment as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
		(as reported)
	(in millions)
Manufacturing/Corporate:
Land	$40.2	$41.6
Buildings and improvements	438.6	429.7
Machinery and other	764.1	758.7
Construction in progress	35.6	12.8
	1,278.5	1,242.8
Less accumulated depreciation	(761.9)	(732.8)
	516.6	510.0
Leasing:
Wholly-owned subsidiaries:
Machinery and other	9.6	9.6
Equipment on lease	3,611.4	3,429.3
	3,621.0	3,438.9
Less accumulated depreciation	(445.7)	(372.9)
	3,175.3	3,066.0
TRIP Holdings:
Equipment on lease	1,272.3	1,257.7
Less accumulated depreciation	(145.2)	(122.7)
	1,127.1	1,135.0
Net deferred profit on railcars sold to the Leasing Group
Sold to wholly-owned subsidiaries	(352.8)	(344.5)
Sold to TRIP Holdings	(182.5)	(187.0)
	$4,283.7	$4,179.5

Note 9. Goodwill

Goodwill by segment is as follows:

	September 30, 2012	December 31, 2011
		(as reported)
	(in millions)
Rail Group	$122.5	$122.5
Construction Products Group	94.6	90.7
Energy Equipment Group	10.9	10.9
Railcar Leasing and Management Services Group	1.8	1.8
	$229.8	$225.9

The net increase in the Construction Products Group goodwill as of September 30, 2012 is due to 2012 acquisitions offset partially by a divestiture.

Note 10. Warranties

The changes in the accruals for warranties for the three and nine month periods ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Beginning balance	$13.8	$12.0	$13.5	$13.2
Warranty costs incurred	(1.1)	(1.6)	(5.0)	(4.3)
Warranty originations and revisions	2.6	2.1	7.8	4.6
Warranty expirations	(0.6)	(0.9)	(1.6)	(1.9)
Ending balance	$14.7	$11.6	$14.7	$11.6

Note 11. Debt

The following table summarizes the components of debt as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
		(as reported)
	(in millions)
Manufacturing/Corporate – Recourse:
Revolving credit facility	$—	$—
Convertible subordinated notes	450.0	450.0
Less: unamortized discount	(90.7)	(99.8)
	359.3	350.2
Other	5.1	4.2
	364.4	354.4
Leasing – Recourse:
Capital lease obligations	46.5	48.6
Term loan	51.4	54.7
	97.9	103.3
Total recourse debt	462.3	457.7

Leasing – Non-recourse:
2006 secured railcar equipment notes	259.1	269.3
Promissory notes	445.5	465.5
2009 secured railcar equipment notes	211.6	218.4
2010 secured railcar equipment notes	345.0	354.3
TILC warehouse facility	385.7	308.5
TRIP Holdings senior secured notes:
Total outstanding	170.0	170.0
Less: owned by Trinity	(108.8)	(108.8)
	61.2	61.2
TRIP Master Funding secured railcar equipment notes	807.7	840.0
Total non–recourse debt	2,515.8	2,517.2

Total debt	$2,978.1	$2,974.9

We have a $425.0 million unsecured revolving credit facility that matures on October 20, 2016. As of September 30, 2012, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $68.9 million, leaving $356.1 million available for borrowing. Other than these letters of credit, there were no borrowings under our revolving credit facility as of September 30, 2012, or for the nine month period then ended. Of the outstanding letters of credit as of September 30, 2012, a total of $0.5 million is expected to expire in 2012 and the remainder primarily in 2013. The majority of our letters of credit obligations supports the Company’s various insurance programs and generally renews each year. Trinity’s revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. Borrowings under the credit facility bear interest at Libor plus 150.0 basis points or prime plus 50.0 basis points. As of September 30, 2012, we were in compliance with all such financial covenants.

The Company’s 3 7/8% convertible subordinated notes are recorded net of unamortized discount to reflect their underlying economics by capturing the value of the conversion option as borrowing costs. As of September 30, 2012 and December 31, 2011, capital in excess of par value included $92.8 million related to the estimated value of the Convertible Subordinated Notes’ conversion options, in accordance with ASC 470-20. Debt discount recorded in the consolidated balance sheet is being amortized through June 1, 2018 to yield an effective annual interest rate of 8.42% based upon the estimated market interest rate for comparable non-convertible debt as of the issuance date of the Convertible Subordinated Notes. Total interest expense recognized on the Convertible Subordinated Notes for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Coupon rate interest	$4.4	$4.4	$13.1	$13.1
Amortized debt discount	3.1	2.9	9.1	8.4
	$7.5	$7.3	$22.2	$21.5

At September 30, 2012, the Convertible Subordinated Notes were convertible at a price of $51.19 per share resulting in 8,790,779 issuable shares. As of September 30, 2012, if the Convertible Subordinated Notes had been converted, no shares would have been issued since the trading price of the Company’s common stock was below the conversion price of the Convertible Subordinated Notes. The Company has not entered into any derivatives transactions associated with these notes.

The $475.0 million TILC warehouse loan facility, established to finance railcars owned by TILC, had $385.7 million outstanding and $89.3 million available as of September 30, 2012. The warehouse loan is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 2.25% at September 30, 2012. The warehouse loan facility matures in February 2013. Amounts outstanding at maturity, absent renewal, will be payable in three installments in August 2013, February 2014, and August 2014.

Terms and conditions of other debt, including recourse and non-recourse provisions, are described in Note 11 of the December 31, 2011 Consolidated Financial Statements filed on Form 10-K.

The remaining principal payments under existing debt agreements as of September 30, 2012 are as follows:

	Remaining three months of 2012	2013	2014	2015	2016	Thereafter
	(in millions)
Recourse:
Manufacturing/Corporate	$0.3	$1.7	$2.4	$0.2	$0.2	$450.3
Leasing – capital lease obligations (Note 5)	0.7	2.9	3.1	3.3	3.5	33.0
Leasing – term loan (Note 5)	0.7	3.0	3.2	3.4	41.1	—
Non-recourse – leasing (Note 5):
2006 secured railcar equipment notes	3.3	15.1	16.9	18.6	21.9	183.3
Promissory notes	21.3	28.5	25.4	22.7	347.6	—
2009 secured railcar equipment notes	2.4	10.2	9.9	9.6	6.5	173.0
2010 secured railcar equipment notes	3.5	14.6	14.0	15.3	15.0	282.6
TILC warehouse facility	2.0	10.7	5.9	—	—	—
TRIP Holdings senior secured notes:
Total outstanding	—	—	170.0	—	—	—
Less: owned by Trinity	—	—	(108.8)	—	—	—
			61.2
TRIP Master Funding secured railcar equipment notes	9.9	41.0	40.1	35.7	29.3	651.7
Facility termination payments - TILC warehouse facility	—	122.4	244.7	—	—	—
Total principal payments	$44.1	$250.1	$426.8	$108.8	$465.1	$1,773.9

Note 12. Other, Net

Other, net (income) expense consists of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Foreign currency exchange transactions	$(0.4)	$3.0	$(1.8)	$3.1
Gain on equity investments	(0.2)	(0.1)	(0.3)	(0.6)
Other	(0.8)	2.4	(2.3)	1.7
Other, net	$(1.4)	$5.3	$(4.4)	$4.2

Note 13. Income Taxes

The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory United States Federal income tax rate and the Company’s effective income tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	2.0	3.2	2.0	2.8
Tax settlements	0.0	0.0	(0.8)	0.0
Changes in tax reserves	(1.6)	(0.9)	(0.6)	0.3
Foreign tax adjustments	(1.0)	2.1	(0.6)	0.3
Other, net	(0.2)	0.6	(0.1)	1.2
Effective rate	34.2%	40.0%	34.9%	39.6%

During the nine months ended September 30, 2012, we settled our audit with the Internal Revenue Service (“IRS”) for the 2004-2005 tax years. As a result of closing this audit, we recognized a $3.5 million tax benefit in the first quarter, primarily related to favorable claims filed and approved by the IRS in the final audit settlement.

During the three and nine months ended September 30, 2012, we recognized a tax benefit of $1.5 million and $1.8 million, respectively, due to the release of net tax reserves primarily as a result of certain state tax issues where the statute of limitations had lapsed.

The IRS field work for our 2006-2008 audit cycle has concluded and all issues, except for transfer pricing, have been agreed to and tentatively settled. The transfer pricing issue has been appealed and we are seeking Competent Authority review with Mexico to avoid double-taxation of income in the U.S. and in Mexico. As we do not control the timing of when our issues will be reviewed by Competent Authority, we cannot determine when the 2006-2008 cycle will close and all issues formally settled and thus when the statute of limitations for years after 2005 will close. In early October 2012, we were notified by the IRS of their intent to begin their examination of our 2009 and 2010 tax years as well as the June 30, 2009 tax year of Quixote Corporation, a wholly-owned subsidiary that we acquired in February 2010. We expect that our 2011 tax return will be added to this examination cycle as it was just recently filed during the third quarter of 2012.

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

Our two Swiss subsidiaries, one of which is a holding company and the other of which is dormant, have been audited by the taxing authorities through 2008 and 2009. The statute of limitations in Switzerland is generally five years from the end of the tax year, but can be extended up to 15 years in certain cases if the audit has commenced during the original five year period.

We also currently have sales offices in Europe and Canada that are subject to various statutes of limitations.

Generally, states’ statutes of limitations in the United States are open from 2003 forward due to the use of tax loss carryforwards in certain jurisdictions.

The change in unrecognized tax benefits for the nine months ended September 30, 2012 and 2011 was as follows:

	Nine Months Ended September 30,
	2012	2011
	(in millions)
Beginning balance	$52.5	$36.8
Additions for tax positions related to the current year	3.1	2.9
Additions for tax positions of prior years	—	15.1
Reductions for tax positions of prior years	(1.1)	(0.1)
Settlements	(3.4)	(3.5)
Expiration of statute of limitations	(0.8)	(0.5)
Ending balance	$50.3	$50.7

Additions for tax positions related to the current year in the amounts of $3.1 million and $2.9 million recorded in the nine months ended September 30, 2012 and 2011, respectively, were amounts provided for tax positions that will be taken for Federal and state income tax purposes when we file those tax returns.

Additions for tax positions of prior years for the nine months ended September 30, 2011 of $15.1 million are primarily due to Federal tax positions taken on prior year returns that were proposed by the IRS but had not been previously reserved. Since these items are primarily timing differences, we will be allowed a future tax deduction. During 2011, we recorded a corresponding deferred tax asset for the future tax reduction related to these adjustments.

The reduction in tax positions of prior years of $1.1 million for the nine months ended September 30, 2012, was primarily related to new guidance issued by the IRS regarding the capitalization of fixed assets that was issued in March 2012 as well as state taxes.

Settlements during the nine months ended September 30, 2012, primarily related to the settlement of our 2004-2005 IRS audit as well as the related impact on state tax returns. Settlements during the nine months ended September 30, 2011, primarily related to an audit of a separate tax return of our Swiss subsidiary.

Unrecognized tax benefits that are currently reserved are accounted for as both temporary in nature as well as permanent differences depending on the nature of the item. Those items that would result in temporary book/tax differences have a corresponding deferred tax asset recorded. In addition, we record deferred tax assets for the future deduction of state taxes and accrued interest. The total amount of unrecognized tax benefits including interest and penalties at September 30, 2012 and 2011, for which no deferred tax asset has been recorded and that would affect the Company’s effective tax rate if recognized was $15.9 million and $18.8 million, respectively. There is a reasonable possibility that unrecognized Federal and state tax benefits will decrease by September 30, 2013 due to a lapse in the statute of limitations for assessing tax. Amounts subject to a lapse by September 30, 2013 total $7.8 million. Further, there is a reasonable possibility that the unrecognized Federal tax benefits will decrease by September 30, 2013 due to settlements with taxing authorities. Amounts expected to settle by September 30, 2013 total $26.5 million.

Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of September 30, 2012 and December 31, 2011 was $11.3 million and $13.3 million, respectively. Income tax expense for the three and nine months ended September 30, 2012, included a decrease in income tax expense of $1.3 million and $2.1 million, respectively, in interest expense and penalties related to uncertain tax positions. Income tax expense for the three and nine months ended September 30, 2011, included a decrease in income tax expense of $0.3 million and an increase of $1.5 million, respectively, in interest expense and penalties related to uncertain tax positions.

Note 14. Employee Retirement Plans

The following table summarizes the components of net retirement cost for the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Service cost	$0.2	$0.2	$0.6	$0.7
Interest	4.9	4.9	14.6	14.7
Expected return on plan assets	(5.7)	(5.7)	(17.1)	(17.1)
Actuarial loss	0.7	0.4	2.5	1.4
Prior service cost	0.1	0.1	0.1	0.1
Defined benefit expense	0.2	(0.1)	0.7	(0.2)
Profit sharing	3.1	1.9	8.9	6.4
Net expense	$3.3	$1.8	$9.6	$6.2

Trinity contributed $3.6 million and $13.8 million to the Company’s defined benefit pension plans for the three and nine month periods ended September 30, 2012, respectively. Trinity contributed $2.9 million and $11.7 million to the Company’s defined benefit pension plans for the three and nine month periods ended September 30, 2011, respectively. Total contributions to the Company’s defined benefit pension plans in 2012 are expected to be approximately $17.3 million.

Note 15. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the nine months ended September 30, 2012 are as follows:

	Currency translation adjustments	Unrealized loss on derivative financial instruments	Funded status of pension liability	Accumulated Other Comprehensive Loss
	(in millions)
Balance at December 31, 2011	$(17.1)	$(46.2)	$(70.7)	$(134.0)
Other comprehensive income	0.6	6.3	1.6	8.5
Balance at September 30, 2012, net of tax expense (benefit) of $0.2, $(30.6), $(40.7) and $(71.1)	$(16.5)	$(39.9)	$(69.1)	$(125.5)
See Note 7 Derivative Instruments for information on the reclassification of amounts in accumulated other comprehensive loss into earnings.

Note 16. Stock-Based Compensation
Stock-based compensation totaled approximately $7.9 million and $20.4 million for the three and nine months ended September 30, 2012, respectively. Stock-based compensation totaled approximately $6.9 million and $16.3 million for the three and nine months ended September 30, 2011, respectively.

Note 17. Earnings Per Common Share

Basic net income attributable to Trinity Industries, Inc. per common share is computed by dividing net income attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted net income attributable to Trinity per common share includes the net impact of unvested restricted shares and shares that could be issued under outstanding stock options. Total weighted average restricted shares and antidilutive stock options were 3.3 million shares and 3.2 million shares for the three and nine month periods ended September 30, 2012, respectively. Total weighted average restricted shares and antidilutive stock options were 2.9 million shares for the three and nine month periods ended September 30, 2011.

The computation of basic and diluted net income attributable to Trinity Industries, Inc. is as follows:

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
Net income attributable to Trinity Industries, Inc.	$63.2			$31.9
Unvested restricted share participation	(2.1)			(1.0)
Net income attributable to Trinity Industries, Inc. – basic	61.1	76.5	$0.80	30.9	77.7	$0.40
Effect of dilutive securities:
Stock options	—	0.2		—	0.2
Net income attributable to Trinity Industries, Inc. – diluted	$61.1	76.7	$0.80	$30.9	77.9	$0.40

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
Net income attributable to Trinity Industries, Inc.	$183.9			$86.1
Unvested restricted share participation	(6.1)			(2.9)
Net income attributable to Trinity Industries, Inc. – basic	177.8	77.3	$2.30	83.2	77.4	$1.07
Effect of dilutive securities:
Stock options	—	0.2		—	0.3
Net income attributable to Trinity Industries, Inc. – diluted	$177.8	77.5	$2.29	$83.2	77.7	$1.07

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

Other Matters

As previously reported, Trinity Structural Towers, Inc., a wholly-owned subsidiary of the Company, is in litigation with a structural wind towers customer for the customer’s breach of a long-term supply contract for the manufacture of towers. While the customer partially performed the contract, it ultimately defaulted on its purchase obligation and did not remedy such default following written notice. Discovery in this litigation is continuing.

The Company is involved in claims and lawsuits incidental to our business arising from various matters including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of loss for such matters, taking into consideration our rights in indemnity and recourse to third parties is $4.0 million to $19.8 million. Total accruals of $10.1 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying consolidated balance sheet. The Company believes any additional liability would not be material to its financial position or results of operations.

Trinity is subject to remedial orders and Federal, state, local, and foreign laws and regulations relating to the environment and the workplace. The Company has reserved $7.4 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. We believe that we are currently in substantial compliance with environmental and workplace laws and regulations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A is presented in the following sections:
•Executive Summary
•Results of Operations
•Liquidity and Capital Resources
•Contractual Obligations and Commercial Commitments
•Recent Accounting Pronouncements
•Forward-Looking Statements

Our MD&A should be read in conjunction with the unaudited consolidated financial statements of Trinity Industries, Inc. and subsidiaries (“Trinity”, “Company”, “we”, or “our”) and related notes in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Executive Summary

The Company’s revenues for the three and nine months ended September 30, 2012 were $937.5 million and $2,891.2 million, respectively, representing an increase of 19% and 36%, respectively, over the same periods in 2011. Operating profit for the three and nine months ended September 30, 2012 totaled $141.9 million and $419.2 million, respectively, compared with $105.4 million and $286.3 million, respectively, for the same periods in 2011. While all of our business segments reported increases in revenues for the nine months ended September 30, 2012 when compared to the prior year, the largest contributors to the increase were our Rail, Inland Barge, and Leasing Groups. The increase in revenues in our Rail and Inland Barge Groups was primarily due to higher shipment volumes while the increase in revenues in our Leasing Group was due to higher railcar sales from the lease fleet, higher rental revenues from lease fleet additions, and an increase in rental rates. Operating profit and margin grew for the nine months ended September 30, 2012 when compared with the prior year, primarily due to higher shipment levels in our Rail and Inland Barge Groups and from revenue growth in our Leasing Group. Our Construction Products Group experienced a decline in operating margin primarily as a result of competitive pricing pressures. Net income attributable to Trinity Industries, Inc. common stockholders for the three and nine months ended September 30, 2012 increased $31.3 million and $97.8 million, respectively, or 98% and 114%, respectively, over the same periods in 2011.

Our Rail and Inland Barge Groups and our structural wind towers and containers businesses operate in cyclical industries. Results in our Construction Products and Energy Equipment Groups are subject to seasonal fluctuations with the first quarter historically being the weakest quarter. Railcar sales from the lease fleet are the primary driver of fluctuations in results in the Railcar Leasing and Management Services Group. Following an extended period of weak demand for new railcars through 2010, demand for new railcars recovered sharply, primarily due to an increase in the shipment of commodities, replacement of older railcars, and federal tax benefits received from taking delivery of railcars in 2011 and 2012. While moderating from the accelerated pace in the first half of 2011, demand conditions and corresponding order levels for new railcars in the first nine months of 2012 continued to be favorable, particularly from the oil, gas, and chemicals industries. Rail Group operating results include certain costs associated with the repositioning of a portion of the Company's production capacity to meet railcar demand. Orders for structural wind towers have been slow since mid-2008 when energy development companies encountered tightened credit markets, lower demand for electricity, and heightened competition arising from declining natural gas prices and imports from foreign manufacturers. The continued slowdown in the commercial construction markets negatively impacted the results of our Construction Products Group as well. We continually assess our manufacturing capacity and take steps to align our production capacity with demand for our products. Due to improvements in demand, we have increased production staff at certain facilities since late 2010.

Our backlog at September 30, 2012 compared with prior period was approximately as follows:

	September 30, 2012	September 30, 2011
	(in millions)
Rail Group
External Customers	$2,526.6	$1,939.0
Leasing Group	815.4	431.7
	$3,342.0	$2,370.7
Inland Barge	$536.5	$564.4
Structural wind towers	$754.3	$929.5

For the nine months ended September 30, 2012, our rail manufacturing businesses received orders for approximately 16,730 railcars. The orders in our backlog from the Leasing Group are supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery. For multi-year barge agreements, deliveries scheduled for 2013 are included in the backlog at this time; deliveries beyond 2013 are not included in the backlog if specific production quantities for future years have not been determined. Approximately $412.5 million of the structural wind towers backlog is subject to litigation with a structural wind towers customer for the customer’s breach of a long-term supply contract for the manufacture of towers.

Results of Operations

Overall Summary

Revenues

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Revenues			Revenues			Percent Change
	External	Intersegment	Total	External	Intersegment	Total
	($ in millions)
Rail Group	$328.3	$129.6	$457.9	$227.7	$93.2	$320.9	42.7%
Construction Products Group	148.2	6.1	154.3	161.1	3.7	164.8	(6.4)
Inland Barge Group	166.5	—	166.5	143.2	—	143.2	16.3
Energy Equipment Group	131.0	4.6	135.6	107.3	4.3	111.6	21.5
Railcar Leasing and Management Services Group	159.3	0.6	159.9	147.4	—	147.4	8.5
All Other	4.2	20.4	24.6	4.4	13.6	18.0	36.7
Eliminations – Lease subsidiary	—	(125.9)	(125.9)	—	(87.9)	(87.9)
Eliminations – Other	—	(35.4)	(35.4)	—	(26.9)	(26.9)
Consolidated Total	$937.5	$—	$937.5	$791.1	$—	$791.1	18.5

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Revenues			Revenues			Percent Change
	External	Intersegment	Total	External	Intersegment	Total
	($ in millions)
Rail Group	$1,049.7	$392.2	$1,441.9	$556.0	$265.4	$821.4	75.5%
Construction Products Group	449.4	16.7	466.1	439.2	8.5	447.7	4.1
Inland Barge Group	509.8	—	509.8	398.9	—	398.9	27.8
Energy Equipment Group	377.7	13.6	391.3	335.6	12.2	347.8	12.5
Railcar Leasing and Management Services Group	493.7	2.7	496.4	395.4	—	395.4	25.5
All Other	10.9	50.2	61.1	8.5	36.9	45.4	34.6
Eliminations – Lease subsidiary	—	(380.8)	(380.8)	—	(252.8)	(252.8)
Eliminations – Other	—	(94.6)	(94.6)	—	(70.2)	(70.2)
Consolidated Total	$2,891.2	$—	$2,891.2	$2,133.6	$—	$2,133.6	35.5

Operating Profit (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Rail Group	$35.2	$18.2	$128.3	$42.9
Construction Products Group	12.7	17.8	38.7	42.2
Inland Barge Group	26.9	26.0	93.5	66.8
Energy Equipment Group	9.5	(1.9)	9.7	9.8
Railcar Leasing and Management Services Group	85.1	64.2	228.0	178.6
All Other	(2.0)	(0.3)	(7.1)	(0.8)
Corporate	(12.4)	(11.5)	(33.6)	(30.6)
Eliminations – lease subsidiary	(14.1)	(8.1)	(37.2)	(23.3)
Eliminations – other	1.0	1.0	(1.1)	0.7
Consolidated Total	$141.9	$105.4	$419.2	$286.3

Other Income and Expense. Other income and expense is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Interest income	$(0.4)	$(0.5)	$(1.1)	$(1.2)
Interest expense	47.8	47.9	143.6	136.2
Other, net	(1.4)	5.3	(4.4)	4.2
Consolidated Total	$46.0	$52.7	$138.1	$139.2

Interest expense for the nine months ended September 30, 2012, increased $7.4 million over the prior year period due to TRIP Holdings debt refinancing completed in 2011. Interest income was substantially unchanged from the same three and nine month periods last year. The decrease in Other, net expense for the nine months ended September 30, 2012 was primarily due to higher foreign currency translation gains over the prior year same period.

Income Taxes. The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory United States Federal income tax rate and the Company’s effective income tax rate:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	2.0	3.2	2.0	2.8
Tax settlements	0.0	0.0	(0.8)	0.0
Changes in tax reserves	(1.6)	(0.9)	(0.6)	0.3
Foreign tax adjustments	(1.0)	2.1	(0.6)	0.3
Other, net	(0.2)	0.6	(0.1)	1.2
Effective rate	34.2%	40.0%	34.9%	39.6%

During the nine months ended September 30, 2012, we settled our audit with the Internal Revenue Service (“IRS”) for the 2004-2005 tax years. As a result of closing this audit, we recognized a $3.5 million tax benefit in the first quarter, primarily related to favorable claims filed and approved by the IRS in the final audit settlement.

The IRS field work for our 2006-2008 audit cycle has concluded and all issues, except for transfer pricing, have been agreed to and tentatively settled. The transfer pricing issue has been appealed and we are seeking Competent Authority review with Mexico to avoid double-taxation of income in the U.S. and in Mexico. As we do not control the timing of when our issues will be reviewed by Competent Authority, we cannot determine when the 2006-2008 cycle will close and all issues formally settled and thus when the statute of limitations for years after 2005 will close. In early October 2012, we were notified by the IRS of their intent to begin their examination of our 2009 and 2010 tax years as well as the June 30, 2009 tax year of Quixote Corporation, a wholly-owned subsidiary that we acquired in February 2010. We expect that our 2011 tax return will be added to this examination cycle as it was just recently filed during the third quarter of 2012.

Rail Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percent Change	2012	2011	Percent Change
	($ in millions)			($ in millions)
Revenues:
Rail	$416.8	$278.1	49.9%	$1,317.1	$690.7	90.7%
Components	41.1	42.8	(4.0)	124.8	130.7	(4.5)
Total revenues	$457.9	$320.9	42.7	$1,441.9	$821.4	75.5
Operating profit	$35.2	$18.2		$128.3	$42.9
Operating profit margin	7.7%	5.7%		8.9%	5.2%

As of September 30, 2012 and September 30, 2011, our Rail Group backlog of railcars was as follows:

	As of September 30,
	2012	2011
	(in millions)
External Customers	$2,526.6	$1,939.0
Leasing Group	815.4	431.7
Total	$3,342.0	$2,370.7

The changes in the number of railcars in the Rail Group backlog are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Beginning balance	30,610	27,240	29,000	5,960
Orders received	4,865	4,250	16,730	30,885
Shipments	(4,145)	(3,605)	(14,400)	(8,960)
Ending balance	31,330	27,885	31,330	27,885

The backlog dedicated to the Leasing Group is supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery.

Operating profit for the Rail Group increased $17.0 million and $85.4 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods last year. This increase was primarily due to a significantly higher volume of railcars with higher sales prices delivered during the period. For the three and nine months ended September 30, 2012, operating profit included $6.0 million in costs associated with the repositioning of a portion of the Company's production capacity to meet railcar demand. Additionally, the Company incurred capital expenditures of $4.3 million and $4.8 million for the three and nine months ended September 30, 2012, respectively, related to these repositioning efforts.

In the three months ended September 30, 2012, railcar shipments included sales to the Leasing Group of $125.9 million compared to $87.9 million in the comparable period in 2011 with a deferred profit of $14.1 million compared to $8.1 million for the same period in 2011. In the nine months ended September 30, 2012, railcar shipments included sales to the Leasing Group of $380.8 million compared to $252.8 million in the comparable period in 2011, with a deferred profit of $37.2 million compared to $23.3 million for the same period in 2011. Sales to the Leasing Group and related profits are included in the operating results of the Rail Group but are eliminated in consolidation.

Construction Products Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percent Change	2012	2011	Percent Change
	($ in millions)			($ in millions)
Revenues:
Concrete and Aggregates	$48.9	$47.9	2.1%	$140.0	$143.5	(2.4)%
Highway Products	95.8	107.2	(10.6)	295.2	284.4	3.8
Other	9.6	9.7	*	30.9	19.8	*
Total revenues	$154.3	$164.8	(6.4)	$466.1	$447.7	4.1
Operating profit	$12.7	$17.8		$38.7	$42.2
Operating profit margin	8.2%	10.8%		8.3%	9.4%
 * not meaningful

Revenues decreased for the three months ended September 30, 2012 compared to the same period in 2011 primarily due to lower volumes in our Highway Products business. For the nine months ended September 30, 2012, revenues increased compared to the same period last year due primarily to higher volumes in our Highway Products business as well as higher sales in other product lines. Operating profit decreased for the three months ended September 30, 2012 compared to the same period in 2011 primarily as a result of lower profits from our Highway Products business due to reduced revenue combined with competitive pricing pressures. For the nine months ended September 30, 2012, operating profit decreased compared to the same period last year primarily due to lower operating profit from our Highway Products business related to competitive pricing pressures and higher operating expenses offset partially by improved operating efficiencies in our Concrete and Aggregates business.

Inland Barge Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percent Change	2012	2011	Percent Change
	($ in millions)			($ in millions)
Revenues	$166.5	$143.2	16.3%	$509.8	$398.9	27.8%
Operating profit	$26.9	$26.0		$93.5	$66.8
Operating profit margin	16.2%	18.2%		18.3%	16.7%

Revenues and operating profit increased for the three and nine months ended September 30, 2012 compared to the same periods in the prior year due to higher volumes of hopper and tank barges and a change in the mix of barge types. Hopper barge volume primarily increased, when compared to the prior year, due to the recovery from the 2011 flood at our Missouri manufacturing facility. Operating profit for the nine months ended September 30, 2012 includes a $3.4 million net gain from sales of barges previously included in property, plant, and equipment that were under lease to third-party customers. Operating profit for the three and nine months ended September 30, 2011, includes a net gain of $3.1 million and net additional costs of $1.3 million, respectively, related to floods that occurred at two of our manufacturing facilities in 2010 and 2011.

As of September 30, 2012, the backlog for the Inland Barge Group was approximately $536.5 million compared to approximately $564.4 million as of September 30, 2011. For multi-year barge agreements, deliveries scheduled for 2013 are included in the backlog at this time; deliveries beyond 2013 are not included in the backlog if specific production quantities for future years have not been determined.

Energy Equipment Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percent	2012	2011	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Structural wind towers	$70.8	$52.7	34.3%	$189.5	$188.5	0.5%
Other	64.8	58.9	10.0	201.8	159.3	26.7
Total revenues	$135.6	$111.6	21.5	$391.3	$347.8	12.5
Operating profit (loss)	$9.5	$(1.9)		$9.7	$9.8
Operating profit (loss) margin	7.0%	(1.7)%		2.5%	2.8%

Revenues for the three and nine months ended September 30, 2012 increased compared to the same periods in 2011 as a result of higher structural wind towers shipments and increased demand for tank heads and utility structures. Operating profit for the three months ended September 30, 2012 increased compared to the same quarter last year as the manufacturing challenges which negatively impacted the 2011 results moderated. Operating profit for the nine months ended September 30, 2012 was substantially unchanged when compared to the same period in 2011.

As of September 30, 2012, the backlog for structural wind towers was approximately $754.3 million compared to approximately $929.5 million as of September 30, 2011. Approximately $412.5 million of this backlog is subject to litigation with a customer for the customer’s breach of a long-term supply contract for the manufacture of towers.

Railcar Leasing and Management Services Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percent Change	2012	2011	Percent Change
	($ in millions)			($ in millions)
Revenues:
Wholly owned subsidiaries:
Leasing and management	$106.4	$94.6	12.5%	$306.9	$277.8	10.5%
Railcar sales(1)	23.4	23.6	*	100.5	30.2	*
	129.8	118.2	9.8	407.4	308.0	32.3
TRIP Holdings:
Leasing and management	30.1	29.2	3.1	89.0	87.4	1.8
Railcar sales(1)	—	—	—	—	—	—
	30.1	29.2	3.1	89.0	87.4	1.8
Total revenues	$159.9	$147.4	8.5	$496.4	$395.4	25.5
Operating Profit:
Wholly-owned subsidiaries:
Leasing and management	$47.1	$40.3		$134.2	$116.3
Railcar sales(1):
Railcars owned one year or less at the time of sale	4.3	4.9		20.7	7.9
Railcars owned more than one year at the time of sale	15.9	1.6		21.6	3.0
	67.3	46.8		176.5	127.2
TRIP Holdings:
Leasing and management	16.7	17.4		50.8	51.3
Railcar sales(1):
Railcars owned one year or less at the time of sale	—	—		—	—
Railcars owned more than one year at the time of sale	1.1	—		0.7	0.1
	17.8	17.4		51.5	51.4
Total operating profit	$85.1	$64.2		$228.0	$178.6
Operating profit margin:
Leasing and management	46.7%	46.6%		46.7%	45.9%
Railcar sales(1)	*	*		*	*
Total operating profit margin	53.2	43.6		45.9	45.2
Fleet utilization:
Wholly-owned subsidiaries	99.0%	99.4%		99.0%	99.4%
TRIP Holdings	99.3%	99.9%		99.3%	99.9%
Total fleet	99.0%	99.6%		99.0%	99.6%
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

Total revenues increased for the three and nine months ended September 30, 2012 compared to the same periods last year primarily due to higher rental revenues related to additions to the lease fleet and higher rental rates. In addition, for the nine months ended September 30, 2012, compared to the same period last year, revenues also increased due to increased railcar sales from the lease fleet.

Operating profit increased for the three and nine months ended September 30, 2012 compared to the same periods in 2011 due to profit from lease fleet sales, lease fleet additions, higher rental rates, and lower maintenance expenses.

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

Information regarding the Leasing Group’s lease fleet as of September 30, 2012 follows:

	No. of cars	Average age	Average remaining lease term
Wholly-owned subsidiaries	56,800	7.0	3.4
TRIP Holdings	14,455	5.0	3.1
Total fleet	71,255	6.6	3.3

All Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percent Change	2012	2011	Percent Change
	($ in millions)			($ in millions)
Revenues	$24.6	$18.0	36.7%	$61.1	$45.4	34.6%
Operating loss	$(2.0)	$(0.3)		$(7.1)	$(0.8)

The increase in revenues for the three and nine months ended September 30, 2012 compared to the same periods last year was primarily due to an increase in sales by our transportation company. The increase in operating loss for the three and nine months ended September 30, 2012 was primarily due to higher claim costs related to our captive insurance company, higher environmental and legal reserves, and higher gains in 2011 from property dispositions.

Corporate

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	Percent Change	2012	2011	Percent Change
	($ in millions)			($ in millions)
Operating costs	$(12.4)	$(11.5)	7.8%	$(33.6)	$(30.6)	9.8%

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
	(in millions)
Total cash provided by (required by)
Operating activities	$252.1	$56.1
Investing activities	(217.6)	(125.6)
Financing activities	(73.4)	(11.7)
Net decrease in cash and cash equivalents	$(38.9)	$(81.2)

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2012 was $252.1 million compared to net cash provided by operating activities of $56.1 million for the nine months ended September 30, 2011. Cash flow provided by operating activities increased due to higher operating profits in 2012, a lower increase in inventories in 2012 compared with 2011, and an increase in accrued liabilities for the nine months ended September 30, 2012.

Receivables at September 30, 2012 increased by $38.8 million or 10.1% since December 31, 2011, primarily due to higher receivables from the Rail and Construction Products Groups. Raw materials inventory at September 30, 2012 increased by $75.5 million or 23.2% since December 31, 2011 primarily attributable to higher levels in our Rail Group required to meet production demands. Finished goods inventory at September 30, 2012 increased by $11.4 million or 11.5% since December 31, 2011 primarily attributable to higher levels of production in our Rail Group and seasonally higher shipping volumes in our Highway Products business since the previous year end. Accounts payable was substantially unchanged. Accrued liabilities increased by $63.6 million or 15.1% from December 31, 2011 due to certain increased accruals related to higher production levels in our Rail Group. We continually review reserves related to bad debt as well as the adequacy of lower of cost or market valuations related to accounts receivable and inventory.

Investing Activities. Net cash required by investing activities for the nine months ended September 30, 2012 was $217.6 million compared to $125.6 million for the nine months ended September 30, 2011. Capital expenditures for the nine months ended September 30, 2012 were $333.7 million, of which $266.3 million were for additions to the lease fleet. This compares to $265.7 million of capital expenditures for the same period last year, of which $213.6 million were for additions to the lease fleet. Full-year manufacturing capital expenditures for 2012 are projected to range between $120.0 and $140.0 million. We expect our net investment in the lease fleet to range between $60.0 and $70.0 million for the fourth quarter of 2012 after taking into account the proceeds from railcar sales from the lease fleet. Proceeds from the sale of property, plant, and equipment and other assets totaled $121.0 million for the nine months ended September 30, 2012, composed primarily of railcar sales from the lease fleet owned more than one year at the time of sale totaling $94.9 million. This compares to $24.6 million for the same period in 2011, composed primarily of railcar sales from the lease fleet owned more than one year at the time of sale totaling $17.8 million. Investments in short-term marketable securities decreased by $158.0 million during the nine months ended September 30, 2011.

Financing Activities. Net cash required by financing activities during the nine months ended September 30, 2012 was $73.4 million compared to $11.7 million of cash required by financing activities for the same period in 2011. During the nine months ended September 30, 2012, we retired $123.4 million in debt. During the nine months ended September 30, 2011, we retired $1,068.5 million in debt principally consisting of repayment of the TRIP Warehouse Loan. We borrowed $117.4 million during the nine months ended September 30, 2012 primarily from our TILC warehouse loan facility. During the nine months ended September 30, 2011, we borrowed $1,124.5 million, primarily consisting of $920.0 million raised to refinance the TRIP Warehouse Loan, with the remainder primarily from our TILC warehouse loan facility. Additionally, we repurchased shares of the Company’s stock under a share repurchase program as described further below. We intend to use our cash and committed credit facilities to fund the operations, expansions, and growth initiatives of the Company.

Other Financing Activities

At September 30, 2012 and for the nine month period then ended, there were no borrowings under our $425.0 million revolving credit facility that matures on October 20, 2016. Interest on the revolving credit facility is calculated at Libor plus 150.0 basis points or prime plus 50.0 basis points. After subtracting $68.9 million for letters of credit outstanding, $356.1 million was available under the revolving credit facility as of September 30, 2012.

The $475.0 million TILC warehouse loan facility, established to finance railcars owned by TILC, had $385.7 million outstanding and $89.3 million available as of September 30, 2012. The warehouse loan is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 2.25% at September 30, 2012. The warehouse loan facility matures in February 2013. Amounts outstanding at maturity, absent renewal, will be payable in three installments in August 2013, February 2014, and August 2014.

In September 2012, the Company’s Board of Directors authorized a new $200.0 million share repurchase program, effective October 1, 2012, which expires on December 31, 2014. The new program replaces the Company's prior program which expired on September 30, 2012. During the three and nine months ended September 30, 2012, the Company repurchased 141,992 shares and 1,834,221 shares, respectively, under the prior program at a cost of approximately $4.0 million and $45.2 million, respectively. No shares were repurchased under the prior program during the three and nine months ended September 30, 2011.

Following an extended period of weak demand for new railcars through 2010, demand for new railcars recovered sharply, primarily due to an increase in the shipment of commodities, replacement of older railcars, and federal tax benefits received from taking delivery of railcars in 2011 and 2012. While moderating from the accelerated pace in the first half of 2011, demand conditions and corresponding order levels for new railcars in the first nine months of 2012 continued to be favorable, particularly from the oil, gas, and chemicals industries. Rail Group operating results include certain costs associated with the repositioning of a portion of the Company's production capacity to meet railcar demand. Orders for structural wind towers have been slow since mid-2008 when energy development companies encountered tightened credit markets, lower demand for electricity, and heightened competition arising from declining natural gas prices and imports from foreign manufacturers. The continued slowdown in the commercial construction markets negatively impacted the results of our Construction Products Group as well. We continually assess our manufacturing capacity and take steps to align our production capacity with demand for our products. Due to improvements in demand, we have increased production staff at certain facilities since late 2010.

Equity Investment

See Note 6 of the Consolidated Financial Statements for information about the investment in TRIP Holdings.

Future Operating Requirements

We expect to finance future operating requirements with cash on hand, cash flows from operations, and depending on market conditions, short-term and long-term debt, and equity. Debt instruments that the Company has utilized include its revolving credit facility, the TILC warehouse facility, senior notes, convertible subordinated notes, asset-backed securities, and sale-leaseback transactions. The Company has also issued equity at various times. As of September 30, 2012, the Company had unrestricted cash balances of $312.2 million, $356.1 million available under its revolving credit facility, and $89.3 million available under its TILC warehouse facility. The Company believes it has access to adequate capital resources to fund operating requirements and is an active participant in the credit markets.

Off Balance Sheet Arrangements

See Note 5 of the Consolidated Financial Statements for information about off balance sheet arrangements.

Derivative Instruments

We use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 Fair Value Accounting for discussion of how the Company valued its commodity hedges and interest rate swaps at September 30, 2012.

Interest rate hedges

			Included in accompanying balance sheet at September 30, 2012
	Notional Amount	Interest Rate(1)	Liability	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(2.0)	$—
Promissory notes	$370.0	5.34%	$—	$8.1	$—
TRIP Holdings	$788.5	3.60%	$—	$20.8	$15.6
Open hedges:
TRIP Master Funding secured railcar equipment notes	$81.1	2.62%	$5.6	$3.2	$2.3
Promissory notes	$451.7	4.13%	$41.9	$40.5	$—

(1)	Weighted average fixed interest rate

	Effect on interest expense – increase/(decrease)
	Three Months Ended September 30,		Nine Months Ended September 30,		Expected effect during next twelve months(1)
	2012	2011	2012	2011
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$(0.1)	$(0.1)	$(0.3)	$(0.3)	$(0.3)
Promissory notes	$0.8	$0.9	$2.5	$2.7	$3.2
TRIP Holdings	$1.5	$1.8	$4.5	$15.9	$5.9
Open hedges:
TRIP Master Funding secured railcar equipment notes	$0.5	$0.5	$1.5	$0.5	$1.8
Promissory notes	$4.3	$4.6	$12.7	$14.3	$17.0

(1)	Based on fair value as of September 30, 2012

During 2005 and 2006, we entered into interest rate swap derivatives in anticipation of issuing our 2006 Secured Railcar Equipment Notes. These derivative instruments, with a notional amount of $200.0 million, were settled in 2006 and fixed the interest rate on a portion of the related debt issuance. These derivative instrument transactions are being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in accumulated other comprehensive loss (“AOCL”) through the date the related debt issuance closed in 2006. The balance is being amortized over the term of the related debt. The effect on interest expense is due to amortization of the AOCL balance.

During 2006 and 2007, we entered into interest rate swap derivatives in anticipation of issuing our Promissory Notes. These derivative instruments, with a notional amount of $370.0 million, were settled in 2008 and fixed the interest rate on a portion of the related debt issuance. These derivative instrument transactions are being accounted for as cash flow hedges with changes in the fair value of the instruments of $24.5 million recorded as a loss in AOCL through the date the related debt issuance closed in 2008. The balance is being amortized over the term of the related debt. The effect on interest expense is due to amortization of the AOCL balance.

In 2008, we entered into an interest rate swap derivative instrument, expiring in 2015, to fix the variable Libor component of the Promissory Notes. This derivative instrument transaction is being accounted for as a cash flow hedge. The effect on interest expense results primarily from monthly interest settlements.

Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $5.9 million of additional interest expense expected to be recognized during the twelve months following September 30, 2012. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with a notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The effect on interest expense results primarily from monthly interest settlements.

See Note 11 of the Consolidated Financial Statements regarding the related debt instruments.

Other Derivatives

	Effect on operating income – increase/(decrease)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Fuel hedges(1)
Effect of mark to market valuation	$0.6	$(0.2)	$0.6	$0.0
Settlements	0.0	0.2	0.0	0.3
	$0.6	$—	$0.6	$0.3
Foreign exchange hedges(2)	$—	$0.6	$(0.4)	$0.0

(1)	Included in cost of revenues in the accompanying consolidated statement of operations

(2)	Included in other, net in the accompanying consolidated statement of operations

Natural gas and diesel fuel

We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet as of September 30, 2012 for these instruments was not significant.

Foreign exchange hedge

We enter into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. These instruments are short term with quarterly maturities and no remaining balance in AOCL as of September 30, 2012.

Contractual Obligation and Commercial Commitments

As of September 30, 2012, contractual obligations related to letters of credit decreased slightly to $69.8 million from $74.1 million as of December 31, 2011. Refer to Note 11 of the Consolidated Financial Statements for changes to our outstanding debt and maturities. Contractual obligations that relate to operating leases including sale/leaseback transactions were basically unchanged as of September 30, 2012. See Note 5 of the Consolidated Financial Statements regarding operating lease obligations. We estimate that contractual obligations related to the purchase of goods and materials have increased by approximately $52.8 million since December 31, 2011 related to increases in production levels.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our market risks since December 31, 2011 as set forth in Item 7A of our 2011 Form 10-K. Refer to Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of debt-related activity and the impact of hedging activity for the three and nine months ended September 30, 2012.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of our 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended September 30, 2012:

Period	Number of Shares Purchased(1)	Average Price Paid per Share (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2012 through July 31, 2012	107,422	$28.01	107,422	$155,888,403
August 1, 2012 through August 31, 2012	34,570	$28.85	34,570	$154,891,041
September 1, 2012 through September 30, 2012	10,959	$32.82	—	$154,891,041
Total	152,951	$28.54	141,992	$154,891,041

(1) These columns include the following transactions during the three months ended September 30, 2012: (i) the deemed surrender to the Company of 9,633 shares of Common Stock to pay the exercise price and satisfy tax withholding in connection with the exercise of employee stock options, (ii) the surrender to the Company of 1,326 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, and (iii) the purchase of 141,992 shares of common stock on the open market as part of the stock repurchase program.

(2) In September 2012, the Company’s Board of Directors authorized a new $200 million share repurchase program, effective October 1, 2012, which expires on December 31, 2014. The new program replaces the Company's prior program which expired on September 30, 2012. During the three months ended September 30, 2012, the Company repurchased 141,992 shares under the prior program at a cost of approximately $4.0 million. The approximate dollar value of shares that were eligible to be repurchased under such share repurchase program is shown as of the end of such month or quarter. Since the prior program was terminated on September 30, 2012, beginning on October 1, 2012, $200 million of shares are eligible for repurchase under the new program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-Q.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer (filed herewith).

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

95	Mine Safety Disclosure Exhibit (filed herewith).

101.INS	XBRL Instance Document (filed electronically herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By /s/ JAMES E. PERRY
Registrant
James E. Perry
Senior Vice President and
Chief Financial Officer
October 25, 2012

INDEX TO EXHIBITS

Exhibit Number	Description

31.1	Rule 13a-15(e) and 15d-15(e) Certification of Chief Executive Officer (filed herewith).

31.2	Rule 13a-15(e) and 15d-15(e) Certification of Chief Financial Officer (filed herewith).

32.1	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

95	Mine Safety Disclosure Exhibit (filed herewith).

101.INS	XBRL Instance Document (filed electronically herewith)

101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)