Form 10-K
period 2012-12-31
TRINITY INDUSTRIES INC
filed 2013-02-21
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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

Registrant's telephone number, including area code: (214) 631-4420
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter (June 30, 2012) was $1,938.9 million.
At January 31, 2013 the number of shares of common stock outstanding was 79,118,471.
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive 2013 Proxy Statement.

TRINITY INDUSTRIES, INC.
FORM 10-K

PART I
Item 1. Business.

General Development of Business.  Trinity Industries, Inc. and its consolidated subsidiaries, (“Trinity”, “Company”, “we”, or “our”) headquartered in Dallas, Texas, is a diversified industrial company that owns a variety of market-leading businesses which provide products and services to the industrial, energy, transportation, and construction sectors. Trinity was incorporated in 1933.

Trinity became a Delaware corporation in 1987. Our principal executive offices are located at 2525 Stemmons Freeway, Dallas, Texas 75207-2401, our telephone number is 214-631-4420, and our Internet website address is www.trin.net.

Financial Information About Industry Segments. Financial information about our industry segments for the years ended December 31, 2012, 2011, and 2010 is presented in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Narrative Description of Business. As a diversified industrial company, we manufacture and sell a variety of products including:

•
railcars and railcar parts in addition to leasing railcars to our customers through our integrated business model, which includes a captive leasing business, Trinity Industries Leasing Company (“TILC”);

•	inland barges;

•	structural wind towers;

•	highway products;

•	aggregates;

•	containers; and

•	parts and steel components.

We serve our customers through the following five business groups:

Rail Group. Through wholly-owned subsidiaries, our Rail Group is a leading manufacturer of freight railcars and tank cars in North America (“Trinity Rail Group” or “Rail Group”). Through our manufacturing facilities in the U.S. and Mexico, we provide a full complement of railcars used for transporting a wide variety of liquids, gases, and dry cargo.

Trinity Rail Group offers a complete array of railcar solutions to our customers. We manufacture a full line of railcars, including:

Auto Carrier Cars - Auto carrier cars transport automobiles and a variety of other vehicles.

Box Cars - Box cars transport products such as food products, auto parts, wood products, and paper.

Gondola Cars - Rotary gondola cars are primarily used for coal service. Top-loading gondola cars transport a variety of other heavy bulk commodities such as scrap metals and steel products.

Hopper Cars - Covered hopper cars carry cargo such as grain, distillers dried grain, dry fertilizer, plastic, cement, and sand. Open-top hoppers are most often used to haul coal and aggregates.

Intermodal Cars - Intermodal cars transport intermodal containers and trailers, which are generally interchangeable among railcars, trucks, and ships.

Specialty Cars - Specialty cars are designed to address the special needs of a particular industry or customer, such as waste-hauling gondolas, side dump cars, flat cars, and pressure differential cars used to haul fine grain food products such as starch and flour.

Tank Cars - Tank cars transport products such as liquefied petroleum products, alcohol and renewable fuels, liquid fertilizer, and food and grain products such as vegetable oil and corn syrup.

Our Rail Group manufactures a diversified railcar product line, allowing us to capitalize on changing industry trends and developing market opportunities. We also manufacture and sell a variety of railcar parts and components, used in manufacturing and repairing railcars including couplers, axles, and other devices. We have plants in Mexico and the U.S. that manufacture parts and components, primarily for the North American market.

Our customers include railroads, leasing companies, and industrial shippers of products, such as utilities, petrochemical companies, grain shippers, agricultural product companies, and major construction and industrial companies. We compete against five major railcar manufacturers in the North American market.

For the year ended December 31, 2012 we shipped 19,360 railcars, or 33% of total North American railcar shipments. As of December 31, 2012, our Rail Group backlog was $3.7 billion, consisting of 31,990 railcars, including approximately $834.7 million in orders from our Railcar Leasing and Management Services Group (“Leasing Group”). The total amount of orders in our backlog from the Leasing Group was supported by lease commitments with external customers.

We hold patents of varying duration for use in our manufacture of railcars and components. We believe patents offer a marketing advantage in certain circumstances. No material revenues are received from the licensing of these patents.

Railcar Leasing and Management Services Group. Our Railcar Leasing and Management Services Group is a leading provider in North America of comprehensive rail industry services. Through wholly-owned subsidiaries, primarily TILC, and a majority-owned subsidiary, TRIP Rail Holdings LLC (“TRIP Holdings”), we offer operating leases for tank cars and freight cars. TILC also offers management and administrative services. By providing leasing and management services, our Leasing Group is an important strategic resource that links our Rail Group with our customers. Trinity's Rail Group and TILC coordinate sales and marketing activities under the registered trade name TrinityRail®, thereby providing a single point of contact for railroads and shippers seeking rail equipment and services.

The railcars in our lease fleet are leased to industrial shippers and railroads. These companies operate in the chemical, agricultural, and energy industries, among others. Substantially all of our railcars are manufactured by our Rail Group. The terms of our railcar leases generally vary from one to twenty years and provide for fixed monthly rentals. A small percentage of our fleet is leased on a per diem basis. As of December 31, 2012, the lease fleet of our wholly-owned subsidiaries included 57,000 owned or leased railcars that were 98.4% utilized. Of this total, 44,540 railcars were owned by TILC and 12,460 railcars were financed in sale-leaseback transactions. In addition to our wholly-owned lease fleet, TRIP Holdings' lease fleet included 14,455 owned railcars that were 99.2% utilized as of December 31, 2012.

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

Our highway products businesses are leading U.S. manufacturers of guardrail, crash cushions, and other protective barriers. The Federal Highway Administration, which determines product eligibility for cost reimbursement using federal funds, has approved many of our products as eligible for cost reimbursement based on requirements set forth by the National Cooperative Highway Research Program. Our crash cushion, protective barrier, and guardrail products include multiple proprietary products manufactured under license from certain public and private research organizations and inventors and Company-held patents. We sell highway products in Canada, Mexico, and all 50 states in the U.S. We compete against several national and regional guardrail manufacturers. We also export our proprietary highway products to more than 60 countries worldwide.

We are a leading producer and distributor of aggregates, including crushed stone, sand and gravel, asphalt rock, and specialty sands and gravel in several regions of Texas with smaller operations in Arkansas and Louisiana. Our aggregates customers are primarily other concrete producers, commercial and highway contractors, and state and local municipalities.

In addition, we provide hot-dip galvanizing services to manufacturers of fabricated steel materials from our production facilities in Texas and Louisiana, and manufacture a line of construction equipment for the mining industry and a line of trench shields and shoring products for the underground construction industry.

In December 2012, the Company entered into an agreement to sell its remaining ready-mix concrete operations. The terms of the transaction are expected to be finalized and the transaction closed during 2013. The expected divestiture of our remaining ready-mix concrete operations has been accounted for and reported as a discontinued operation and, accordingly, historical amounts previously reported have been adjusted, where appropriate, to remove the effect of discontinued operations. Further, assets and liabilities related to the discontinued operations have been classified as Assets/Liabilities Held for Sale and Discontinued Operations

in the accompanying consolidated balance sheets. Through our discontinued ready-mix concrete operations, we are a supplier of ready mix concrete in certain areas of Texas and Southwest Arkansas. Our customers for concrete include contractors and subcontractors for residential, commercial, and highway construction projects. We compete with ready mix concrete producers and aggregate producers located in the regions where we operate.

Energy Equipment Group. Through wholly-owned subsidiaries, our Energy Equipment Group manufactures structural wind towers, containers and tank heads for pressure and non-pressure vessels, and utility, traffic, and lighting structures.

Our structural wind towers business is a leading manufacturer in North America of structural wind towers used in the wind energy market. These towers are manufactured in the U.S. and Mexico to customer specifications and installed by our customers. Our customers are generally wind turbine producers. Our structural wind towers backlog as of December 31, 2012 was approximately $680.3 million. Approximately $412.5 million of this backlog is involved in litigation filed by the Company against one of our structural wind tower customers for breach of contract by failing to comply with the customer's multi-year, contractual purchase obligations.

We are a leading manufacturer in North America of containers and tank heads for pressure and non-pressure vessels. We manufacture these products in the U.S. and Mexico. We market a portion of our products in Mexico under the brand name of TATSA®.

We manufacture containers that are used by the oil, gas, and chemical industry, industrial plants, utilities, residences, and small businesses in suburban and rural areas. We also manufacture fertilizer containers for bulk storage, farm storage, and the application and distribution of anhydrous ammonia. Our container products range from nine-gallon containers for motor fuel use to 1.8 million-gallon bulk storage spheres. We sell our containers to dealers and large industrial users. In the U.S. we generally deliver the containers to our customers who install and fill the containers. Our competitors include large and small manufacturers of containers.

We manufacture tank heads, which are pressed metal components used in the manufacturing of many of our finished products, both pressure rated and non-pressure rated, depending on their intended use. We use a significant portion of the tank heads we manufacture in the production of our tank cars and containers. We also sell our tank heads to a broad range of other manufacturers. There is strong competition in the tank heads business.

We manufacture utility, traffic, and lighting structures, which are used principally by municipalities, and various other local and state governmental entities. We also manufacture transmission and distribution structures to be used in the erection of private and public electric transmission lines. These structures are manufactured in the U.S. and Mexico to customer specifications and installed by our customers.

There are a number of well-established entities that actively compete with us in the business of manufacturing energy equipment including several domestic and foreign manufacturers of structural wind towers for the North American market.

Inland Barge Group. Through wholly-owned subsidiaries, our Inland Barge Group is a leading U.S. manufacturer of inland barges and fiberglass barge covers. We manufacture a variety of dry cargo barges, such as deck barges, and open or covered hopper barges that transport various commodities, such as grain, coal, and aggregates. We also manufacture tank barges used to transport liquids such as crude oil, chemicals and a variety of petroleum products. Our fiberglass reinforced lift covers are used primarily for grain barges. Our four barge manufacturing facilities are located along the U.S. inland river systems, allowing for rapid delivery to our customers. Our Inland Barge Group backlog as of December 31, 2012 was approximately $564.1 million.

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

Foreign Operations. Trinity's foreign operations are primarily located in Mexico. Continuing operations included sales to foreign customers, primarily in Mexico, which represented10.0%, 10.6%, and 10.6% of our consolidated revenues for the years ended December 31, 2012, 2011, and 2010, respectively. As of December 31, 2012 and 2011, we had 3.1% and 3.3%, respectively, of our long-lived assets not held for sale located outside the U.S.

We manufacture railcars, containers, tank heads, structural wind towers, utility structures, parts and steel components, and other products at our Mexico facilities for local consumption as well as for export to the U.S. and other countries. Any material change in the quotas, regulations, or duties on imports imposed by the U.S. government and its agencies or on exports imposed by the government of Mexico or its agencies could adversely affect our operations in Mexico. Our foreign activities are also subject to various other risks of doing business in foreign countries, including currency fluctuations, political changes, changes in laws and regulations, social unrest, unrestrained criminal activities, and economic instability. Although our operations have not been materially affected by any of these factors to date, any substantial disruption of business as it is currently conducted could adversely affect our operations at least in the short term.

Backlog. As of December 31, 2012 and 2011, our backlog was approximately as follows:

	December 31, 2012	December 31, 2011
	(in millions)
Rail Group
External Customers	$2,867.5	$1,973.2
Leasing Group	834.7	621.9
	$3,702.2	$2,595.1
Inland Barge	$564.1	$494.6
Structural wind towers	$680.3	$934.3

For the twelve months ended December 31, 2012, the Company received orders for 22,350 railcars. The increase in backlog as of December 31, 2012 reflects the value of orders taken during the year as well as contractual pricing adjustments on long-term orders previously received. The total amount of orders in our backlog from the Leasing Group was supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery.

Approximately 60% of our railcar backlog is expected to be delivered in the twelve months ending December 31, 2013 with the remainder to be delivered from 2014 through 2016. Approximately 83% of our backlog for barges is expected to be delivered in the twelve months ending December 31, 2013 with the remainder to be delivered in 2014. For multi-year barge orders, deliveries for 2013 and 2014 are included in the backlog at this time where specific production quantities for future years have been determined. Approximately $412.5 million of the backlog for structural wind towers is involved in litigation filed by the Company against one of our structural wind tower customers for the customer's breach of a long-term supply contract for the manufacture of towers. Approximately 64% of our backlog for structural wind towers not currently subject to current litigation is expected to be delivered in 2013 with the remainder contracted for delivery in future years.

Marketing. We sell substantially all of our products and services through our own sales personnel operating from offices in multiple locations in the U.S. as well as Canada, Mexico, the United Kingdom, Singapore, and Sweden. We also use independent sales representatives on a limited basis.

Raw Materials and Suppliers.

Railcar Specialty Components and Steel. Products manufactured at our railcar manufacturing facilities require a significant supply of raw materials such as steel, as well as numerous specialty components such as brakes, wheels, axles, side frames, bolsters, and bearings. Specialty components and steel purchased from third parties comprise approximately 65% of the production cost of each railcar. Although the number of alternative suppliers of specialty components has declined in recent years, at least two suppliers continue to produce most components. However, any unanticipated interruption in the supply chain of specialty components would have an impact on both our margins and production schedules.

The principal material used in our manufacturing segments is steel. During 2012, the supply of steel was sufficient to support our manufacturing requirements. Market steel prices continue to exhibit short periods of volatility and ended 2012 lower than 2011. Steel prices may continue to be volatile in part as a result of scrap surcharges assessed by steel mills and other market factors. We often use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, and other arrangements with our customers, to mitigate the effect of this volatility on our operating profits for the year.

In general, we believe there is enough capacity in the supply industry to meet current production levels. We believe the existing contracts and other relationships we have in place will meet our current production forecasts. However, any unanticipated interruption in our supply chain could have an adverse impact on both our margins and production schedules.

Aggregates. Aggregates can be found throughout the U.S., and many producers exist nationwide. However, as a general rule, shipments from an individual quarry are limited in geographic scope because the cost of transporting processed aggregates to customers is high in relation to the value of the product itself. We operate 13 mining facilities strategically located in Texas, Arkansas, and Louisiana to fulfill some of our needs for aggregates.

Cement. Cement required for our ready-mix concrete operations is received primarily from Texas. In 2012, the supply of cement was sufficient in our markets to meet demand. We have not experienced difficulties supplying concrete to our customers.

Employees. The following table presents the approximate headcount breakdown of employees by business group:

Business Group	December 31, 2012
Rail Group	6,210
Construction Products Group	1,950
Inland Barge Group	2,010
Energy Equipment Group	4,580
Railcar Leasing and Management Services Group	130
All Other	340
Corporate	270
15,490

As of December 31, 2012, approximately 9,590 employees were employed in the U.S. and approximately 5,900 employees were employed in Mexico.

Acquisitions and Divestitures. See Note 2 of the Notes to Consolidated Financial Statements.

Environmental Matters. We are subject to comprehensive federal, state, local, and foreign environmental laws and regulations relating to the release or discharge of materials into the environment; the management, use, processing, handling, storage, transport, and disposal of hazardous and non-hazardous waste and materials; and other activities relating to the protection of human health and the environment. Such laws and regulations not only expose us to liability for our own acts, but also may expose us to liability for the acts of others or for our actions that were in compliance with all applicable laws at the time such actions may have been taken. In addition, such laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Our operations that involve hazardous materials also raise potential risks of liability under common law.

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

In addition to environmental laws, the transportation of commodities by railcar or barge raises potential risks in the event of a derailment, spill, or other accident. Generally, liability under existing law in the U.S. for a derailment, spill, or other accident depends on the negligence of the party, such as the railroad, the shipper, or the manufacturer of the barge, railcar, or its components. However, under certain circumstances strict liability concepts may apply.

Governmental Regulation.

Railcar Industry. The primary regulatory and industry authorities involved in the regulation of the railcar industry are the U.S. Environmental Protection Agency; the Research and Special Programs Administration and the Federal Railroad Administration, both divisions of the U.S. Department of Transportation; and the Association of American Railroads.

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

Inland Barge Industry. The primary regulatory and industry authorities involved in the regulation of the inland barge industry are the U.S. Coast Guard; the U.S. National Transportation Safety Board; the U.S. Customs Service; the Maritime Administration of the U.S. Department of Transportation; and private industry organizations such as the American Bureau of Shipping. These organizations establish safety criteria, investigate vessel accidents, and recommend improved safety standards. Violations of these laws and related regulations can result in substantial civil and criminal penalties as well as injunctions curtailing operations.

We believe that our operations are in substantial compliance with applicable laws and regulations. We cannot predict whether future changes that affect compliance costs would have a material adverse effect on our financial condition and operations.

Highway Products. The primary regulatory and industry authorities involved in the regulation of highway products manufacturers are the U.S. Department of Transportation, the Federal Highway Administration, and various state highway departments.

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

Occupational Safety and Health Administration and Similar Regulations. Our operations are subject to regulation of health and safety matters by the U.S. Occupational Safety and Health Administration and the U.S. Mine Safety and Health Administration. We believe that we employ appropriate precautions to protect our employees and others from workplace injuries and harmful exposure to materials handled and managed at our facilities. However, claims that may be asserted against us for work-related illnesses or injury and the further adoption of occupational and mine safety and health regulations in the U.S. or in foreign jurisdictions in which we operate could increase our operating costs. While we do not anticipate having to make material expenditures in order to remain in substantial compliance with health and safety laws and regulations, we are unable to predict the ultimate cost of compliance. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings or if we were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to us.

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

Executive Officers and Other Corporate Officers of the Company.

The following table sets forth the names and ages of all of our executive officers and other corporate officers, their positions and offices presently held by them, and the year each person first became an officer. All officer terms expire in May 2013.

Name	Age	Office	Officer Since
Timothy R. Wallace*	59	Chairman, Chief Executive Officer, and President	1985
James E. Perry*	41	Senior Vice President and Chief Financial Officer	2005
William A. McWhirter II*	48	Senior Vice President and Group President	2005
D. Stephen Menzies*	57	Senior Vice President and Group President	2001
S. Theis Rice*	62	Senior Vice President, Human Resources and Chief Legal Officer	2002
Donald G. Collum	64	Vice President and Chief Audit Executive	2005
Tammy D. Gilbert	52	Vice President, Information Technology	2012
Virginia C. Gray, Ph.D.	53	Vice President, Organizational Development	2007
Mary E. Henderson*	54	Vice President, Chief Accounting Officer, and Controller	2009
John M. Lee	52	Vice President, Business Development	1994
Gail M. Peck	45	Vice President and Treasurer	2010
Heather Perttula Randall	39	Vice President, Legal Affairs and Government Relations	2011
Jared S. Richardson	40	Vice President, Associate General Counsel and Secretary	2010
Stephen W. Smith	63	Vice President	2012
C. Michael Williams	57	Vice President, Human Resources	2012
*Executive officer subject to reporting requirements under Section 16 of the Securities Exchange Act of 1934.

Ms. Gilbert joined Trinity in 2012 as Vice President, Information Technology. Prior to joining Trinity, she worked for Hewlett-Packard where she served as the America's Vice President, Transition, Transformation, and Project/Program Management. She has also held executive positions with Electronic Data Systems, Sabre Holdings, American Airlines, and Harris Methodist Hospital.
Ms. Henderson joined the Company in 2003 as Director of Financial Reporting. She was named Assistant Controller in 2005 and Controller in 2009. In 2010, Ms. Henderson was elected Vice President, Chief Accounting Officer, and Controller.
Mr. McWhirter joined the Company in 1985 and held various accounting positions until 1992, when he became a business group officer. In 1999, he was elected to a corporate position as Vice President for Mergers and Acquisitions. In 2001, he was named Executive Vice President of a business group. In March 2005, he became Vice President and Chief Financial Officer and in 2006, Senior Vice President and Chief Financial Officer. In 2010, Mr. McWhirter was named Senior Vice President and Group President of the Construction Products and Inland Barge Groups. In 2012, Mr. McWhirter was named Senior Vice President and Group President of the Construction Products, Energy Equipment, and Inland Barge Groups.
Ms. Peck joined Trinity in 2010 as Treasurer and was appointed Vice President and Treasurer in 2011. Prior to joining Trinity, she worked for Centex Corporation from 2001 to 2009, most recently serving as Vice President and Treasurer since 2004.
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
Mr. Richardson joined the Company in 2010 as Associate General Counsel and Secretary. In 2012, Mr. Richardson was elected Vice President, Associate General Counsel, and Secretary. From 2004 to 2009, he handled corporate governance and secretary matters for Energy Future Holdings Corp. (formerly TXU Corp.), a company engaged in the generation, sale, transmission, and distribution of electricity.
Mr. Smith joined the Company in 1976 and held various engineering positions advancing to Senior Vice President Engineering for TrinityRail. In 2008, Mr. Smith was promoted to a corporate position and has served as an engineering and technical advisor to Trinity's Group Presidents and corporate officers. In 2012, Mr. Smith was elected Vice President.
Mr. Williams joined Trinity in 2012 as Vice President, Human Resources. Prior to joining Trinity, he was Vice President and Chief People Officer at Luminant, the power generation and mining subsidiary of Energy Future Holdings Corp. He has also held human resources leadership positions at Safety-Kleen Systems, Inc., Service Master, Inc., and Waste Management, Inc.

Messrs. Wallace, Menzies, Collum, and Lee and Dr. Gray have been in full time employment of Trinity or its subsidiaries for more than five years and have performed essentially the same respective duties during such time.

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

Volatility in the global financial markets may adversely affect our business and operating results. During periods of volatility in the global financial markets, certain of our customers could delay or otherwise reduce their purchases of railcars, barges, wind towers, and other products and services. If volatile conditions in the global credit markets prevent our customers' access to credit, product order volumes may decrease or customers may default on payments owed to us. Likewise, if our suppliers face challenges obtaining credit, selling their products, or otherwise operating their businesses, the supply of materials we purchase from them to manufacture our products may be interrupted. Any of these conditions or events could result in reductions in our revenues, increased price competition, or increased operating costs, which could adversely affect our business results of operations and financial condition.

Our backlog is not necessarily indicative of the level of our future revenues. Our backlog represents future production and estimated potential revenue attributable to firm contracts with, or written orders from, our customers for delivery in various periods. Instability in the global economy, negative conditions in the global credit markets, volatility in the industries that our products serve, changes in legislative policy, adverse changes in the financial condition of our customers for manufactured or leased products, adverse changes in the availability of raw materials and supplies, or un-remedied contract breaches could possibly lead to contract termination or cancellations of orders in our backlog or requests for deferred deliveries of our backlog orders, each of which could adversely affect our cash flows and results of operations.

The cyclical nature of our business results in lower revenues during economic downturns. We operate in cyclical industries. Downturns in overall economic conditions usually have a significant adverse effect on cyclical industries due to decreased demand for new and replacement products. Decreased demand could result in lower sales volumes, lower prices, and/or a loss of profits. The railcar, barge, and wind energy industries have previously experienced sharp cyclical downturns and at such times operated with a minimal backlog.

Litigation claims could increase our costs and weaken our financial condition. We are currently, and may from time to time be, involved in various claims or legal proceedings arising out of our operations. Adverse outcomes in some or all of these matters could result in judgments against us for significant monetary damages that could increase our costs and weaken our financial condition. Although we maintain reserves for our reasonably estimable liability, our reserves may be inadequate to cover the uninsured portion of claims or judgments. Any such claims or judgments could have a material adverse effect on our business, operations, or overall financial condition.

Increases in the price and demand for steel could lower our margins and profitability. The principal material used in our manufacturing segments is steel. Market steel prices continue to exhibit short periods of volatility. Steel prices may experience further volatility as a result of scrap surcharges assessed by steel mills and other market factors. We often use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, and other arrangements with our customers to mitigate the effect of this volatility on our operating profits for the year. To the extent that we do not have such arrangements in place, an increase in steel prices could materially lower our margins and profitability. In addition, our ability to meet production demands is dependent on the ability to obtain a sufficient amount of steel. An unanticipated interruption in our supply chain could have an adverse impact on both our margins and production schedules.

We have potential exposure to environmental liabilities, which may increase costs and lower profitability. We are subject to comprehensive federal, state, local, and foreign environmental laws and regulations relating to: (i) the release or discharge of materials into the environment; (ii) the management, use, processing, handling, storage, transport, and disposal of hazardous and non-hazardous waste and materials; and (iii) other activities relating to the protection of human health and the environment. Such laws and regulations not only expose us to liability for our own acts, but also may expose us to liability for the acts of others or for our actions which were in compliance with all applicable laws at the time these actions were taken. In addition, such laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Our operations that involve hazardous materials also raise potential risks of liability under common law.

Environmental operating permits are, or may be, required for our operations under these laws and regulations. These operating permits are subject to modification, renewal, and revocation. Although we regularly monitor and review our operations, procedures, and policies for compliance with our operating permits and related laws and regulations, the risk of environmental liability is inherent in the operation of our businesses, as it is with other companies operating under environmental permits.

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

In addition to environmental laws, the transportation of commodities by railcar or barge raises potential risks in the event of a derailment or other accident that results in the release of an environmentally sensitive substance. Generally, liability under existing law in the U.S. for a derailment or other accident depends on the negligence, if any, of a party, such as the railroad, the shipper, or the manufacturer of the barge, railcar, or its components. However, under certain circumstances strict liability concepts may apply and if we are found liable in any such incident, it could have a material adverse effect on our financial condition, business, and operations.

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

The limited number of customers in certain of our businesses, the variable purchase patterns of our customers in all our segments, and the timing of completion, delivery, and customer acceptance of orders may cause our revenues and income from operations to vary substantially each quarter, which would result in significant fluctuations in our quarterly results. Some of the markets we serve are dominated by a limited number of customers. Customers in each of our business segments do not purchase a similar volume of products each year nor make purchases consistently from year-to-year. As a result, the order levels for our products have varied significantly from quarterly period to quarterly period in the past and may continue to vary significantly in the future. Therefore, our results of operations in any particular quarterly period may be significantly affected. As a result of these quarterly fluctuations, we believe that comparisons of our sales and operating results between quarterly periods may not be meaningful and should not be relied upon as indicators of future performance.

We may not have access to capital due to deterioration of conditions in the global capital markets, weakening of macroeconomic conditions, and negative changes in credit ratings. In general, the Company, and more specifically its leasing subsidiaries' operations, rely in large part, upon banks and capital markets to fund its operations and contractual commitments and refinance existing debt. These markets can experience high levels of volatility and access to capital can be constrained for an extended period of time. In addition to conditions in the capital markets, a number of other factors could cause the Company to incur increased borrowing costs and to have greater difficulty accessing public and private markets for both secured and unsecured debt. These factors include the Company's financial performance and its credit ratings and rating outlook as determined primarily by rating agencies such as Standard & Poor's and Moody's Investor Service. If the Company is unable to secure financing on acceptable terms, the Company's other sources of funds, including available cash, bank facilities, and cash flow from operations may not be adequate to fund its operations and contractual commitments and refinance existing debt.

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

A downturn in the industries in which our lessees operate and decreased demand for railcars could also increase our exposure to re-marketing risk because lessees may demand shorter lease terms or newer railcars, requiring us to re-market leased railcars more frequently. Furthermore, the resale market for previously leased railcars has a limited number of potential buyers. Our inability to re-lease or sell leased railcars on favorable terms could result in lower lease rates, lower lease utilization percentages, and reduced revenues.

Fluctuations in the price and supply of specialty and other component parts used in the production of our products could have a material adverse effect on our ability to cost-effectively manufacture and sell our products. In some instances, we rely on a limited number of suppliers for certain components needed in our production.  A significant portion of our business depends on the adequate supply of numerous specialty and other parts and components at competitive prices such as brakes, wheels, side frames, bolsters, and bearings for the railcar business, as well as flanges for the wind towers business. Our manufacturing operations depend in part on our ability to obtain timely deliveries of materials, parts, and components in acceptable quantities and quality from our suppliers. Certain parts and components of our products are currently available from a limited number of suppliers (though generally a minimum of two suppliers continue to produce the parts and components we use in our products) and, as a result, we may have limited control over pricing, availability, and delivery schedules. While we endeavor to be diligent in contractual relationships with our suppliers, if we are unable to purchase a sufficient quantity of parts and components on a timely basis, we could face disruptions in our production and incur delays while we attempt to engage alternative suppliers. Any such disruption could harm our business and adversely impact our results of operations.

Reductions in the availability of energy supplies or an increase in energy costs may increase our operating costs. We use various gases, including natural gas, at our manufacturing facilities and use diesel fuel in vehicles to transport our products to customers and to operate our plant equipment. An outbreak or escalation of hostilities between the U.S. and any foreign power and, in particular, prolonged conflicts could result in a real or perceived shortage of petroleum and/or natural gas, which could result in an increase in the cost of natural gas or energy in general. Hurricanes or other natural disasters could result in a real or perceived shortage of petroleum and/or natural gas potentially resulting in an increase in natural gas prices or general energy costs. Speculative trading in energy futures in the world markets could also result in an increase in natural gas and general energy cost. Future limitations on the availability or consumption of petroleum products and/or an increase in energy costs, particularly natural gas for plant operations and diesel fuel for vehicles and plant equipment, could have an adverse effect upon our ability to conduct our business cost effectively.

Our manufacturer's warranties expose us to product replacement and repair claims. Depending on the product, we warrant against manufacturing defects due to our workmanship and certain materials, parts, and components pursuant to express limited contractual warranties. Accordingly, we may be subject to significant warranty claims in the future such as multiple claims based on one defect repeated throughout our production process or claims for which the cost of repairing or replacing the defective part, component or material is highly disproportionate to the original cost. These types of warranty claims could result in costly product recalls, significant repair or replacement costs, and damage to our reputation.

Increasing insurance claims and expenses could lower profitability and increase business risk. The nature of our business subjects us to product liability, property damage, and personal injury claims, especially in connection with the repair and manufacture of products that transport hazardous, toxic, or volatile materials. Over the last several years, insurance carriers have raised premiums for many companies operating in our industries. Increased premiums may further increase our insurance expense as coverage expires or otherwise cause us to raise our self-insured retention. If the number or severity of claims within our self-insured retention increases, we could suffer costs in excess of the reserves we maintain for the reasonably estimable liability in such claims, and although we carry liability insurance coverage at levels based on commercial norms in our industries, an unusually large liability claim or a string of claims based on a failure repeated throughout our production process may exceed our insurance coverage or expose us to uninsured damages if we were unable or elected not to insure against certain hazards because of high premiums or other reasons. In addition, the availability of, and our ability to collect on, insurance coverage is often subject to factors beyond our control. If any of our third-party insurers fail, cancel our coverage, or otherwise are unable to provide us with adequate insurance coverage, then our overall risk exposure and our operational expenses would increase and the management of our business operations would be disrupted. Moreover, any accident or incident involving us or our products, even if we are fully insured, contractually indemnified, or not held to be liable, could negatively affect our reputation among customers and the public, thereby making it more difficult for us to compete effectively, and could significantly affect the cost and availability of insurance in the future.

Risks related to our operations outside of the U.S., particularly Mexico, could decrease our profitability. Our operations outside of the U.S. are subject to the risks associated with cross-border business transactions and activities. Political, legal, trade, economic change or instability, unrestrained criminal activities, or social unrest could limit or curtail our respective foreign business activities and operations, including the ability to hire and retain employees. There has been a significant increase in violence in Mexico associated with the Mexican government's attempts to stop illegal drug trafficking. We have not, to date, been materially affected by any of these risks, but we cannot predict the likelihood of future effects from such risks or any resulting adverse impact on our business, results of operations, or financial condition. Many items manufactured by us in Mexico are sold primarily in the U.S. and the transportation and import of such products may be disrupted. Some foreign countries where we operate have regulatory authorities that regulate railroad safety, railcar and railcar component part design, performance, and manufacture of equipment used on their railroad systems. If we fail to obtain and maintain certifications of our railcars and railcar parts and components within the various foreign countries where we operate, we may be unable to market and sell our railcars, parts, and components in those countries. In addition, unexpected changes in laws, rules, and regulatory requirements; tariffs and other trade barriers, including regulatory initiatives for buying goods produced in America; more stringent or restrictive laws, rules, and regulations relating to labor or the environment; adverse tax consequences; and price exchange controls could limit operations affecting production throughput and making the manufacture and distribution of our products less timely or more difficult. Furthermore, any material change in the quotas, regulations, or duties on imports imposed by the U.S. government and agencies, or on exports by the government of Mexico or its agencies, could affect our ability to export products that we manufacture in Mexico. Because we have operations outside the U.S., we could be adversely affected by final judgments of non-compliance with the U.S. Foreign Corrupt Practices Act and similar anti-corruption laws of other countries.

Equipment failures or extensive damage to our facilities, including as might occur as a result of natural disasters, could lead to production or service curtailments or shutdowns, loss of revenue or higher expenses. We operate a substantial amount of equipment at our production facilities, several of which are situated in tornado and hurricane zones and on navigable waterways in the U.S. An interruption in production capabilities or maintenance and repair capabilities at our facilities, as a result of equipment failure or acts of nature could reduce or prevent our production, service, or repair of our products and increase our costs and expenses. A halt of production at any of our manufacturing facilities could severely affect delivery times to our customers. While we maintain business recovery plans that are intended to allow us to recover from natural disasters that could disrupt our business, we cannot provide assurances that our plans would fully protect us from the effects of all such disasters. In addition, insurance may not adequately compensate us for any losses incurred as a result of natural or other disasters, which may adversely affect our financial condition. Any significant delay in deliveries could result in cancellation of all or a portion of our orders, cause us to lose future sales, and negatively affect our reputation and our results of operations.

Because we do not have employment contracts with our key management employees, we may not be able to retain their services in the future. Our success depends on the continued services of our key management employees, none of whom currently have an employment agreement with us. Although we have historically been largely successful in retaining the services of our key management, we may not be able to do so in the future. The loss of the services of one or more key members of our management team could result in increased costs associated with attracting and retaining a replacement and could disrupt our operations and result in a loss of revenues.

Repercussions from terrorist activities or armed conflict could harm our business. Terrorist activities, anti-terrorist efforts, and other armed conflict involving the U.S. or its interests abroad may adversely affect the U.S. and global economies, potentially preventing us from meeting our financial and other obligations. In particular, the negative impacts of these events may affect the industries in which we operate. This could result in delays in or cancellations of the purchase of our products or shortages in raw materials, parts, or components. Any of these occurrences could have a material adverse impact on our operating results, revenues, and costs.

Violations of or changes in the regulatory requirements applicable to the industries in which we operate may increase our operating costs. We are subject to extensive regulation by governmental regulatory and industry authorities. Our railcar operations are subject to regulation by the U.S. Environmental Protection Agency; the Research and Special Programs Administration and the Federal Railroad Administration, both divisions of the U.S. Department of Transportation; and the Association of American Railroads. These organizations establish rules and regulations for the railcar industry and rail interchange, including construction specifications and standards for the design and manufacture of railcars; mechanical, maintenance, and related standards for railcars; safety of railroad equipment, tracks, and operations; and packaging and transportation of hazardous or toxic materials. Future changes that affect compliance costs may have a material adverse effect on our financial condition and operations.

Our Inland Barge operations are subject to regulation by the U.S. Coast Guard; the U.S. National Transportation Safety Board; the U.S. Customs Service; the Maritime Administration of the U.S. Department of Transportation; and private industry organizations such as the American Bureau of Shipping. These organizations establish safety criteria, investigate vessel accidents and recommend improved safety standards. Violations of these laws and related regulations can result in substantial civil and criminal penalties as well as injunctions curtailing operations.

Our Construction Products Group business is subject to regulation by the U.S. Department of Transportation; the Federal Highway Administration; and various state highway departments. These organizations establish certain standards and specifications related to the manufacture of our highway products. If our products were found to be not in compliance with these standards and specifications, we would be required to re-qualify our products for installation on state and national highways.

Our operations are also subject to regulation of health and safety matters by the U.S. Occupational Safety and Health Administration and the U.S. Mine Safety and Health Administration. Although we believe we employ appropriate precautions to protect our employees and others from workplace injuries and harmful exposure to materials handled and managed at our facilities, claims that may be asserted against us for work-related illnesses or injury, and the further adoption of occupational and mine safety and health regulations in the U.S. or in foreign jurisdictions in which we operate could increase our operating costs. We are unable to predict the ultimate cost of compliance with these health and safety laws and regulations. Accordingly, there can be no assurance that we will not become involved in future litigation, investigations, or other proceedings or if we were found to be responsible or liable in any litigation, investigations, or proceedings, that such costs would not be material to us.

Some of our customers place orders for our products in reliance on their ability to access government subsidies in the form of early tax benefits or tax credits such as accelerated depreciation or the production tax credit for renewable energy. There is no assurance that the U.S. government will reauthorize, modify, or otherwise not allow the expiration of such early tax benefits or tax credits, and in cases where such subsidies are materially modified to reduce the available early benefit or credit, or otherwise allowed to expire, the demand for our products could decrease, thereby creating the potential for a material adverse effect on our financial condition or results of operations.

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

We may incur increased costs due to fluctuations in interest rates and foreign currency exchange rates. We are exposed to risks associated with fluctuations in interest rates and changes in foreign currency exchange rates. Under varying circumstances, we seek to minimize these risks through the use of interest rate hedges and similar financial instruments and other activities, although these measures, if and when implemented, may not be effective. Any material and untimely changes in interest rates or exchange rates could result in significant losses to us.

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

Business, regulatory, and legal developments regarding climate change may affect the demand for our products or the ability of our critical suppliers to meet our needs. We have followed the current debate over climate change in general, and the related science, policy discussion, and prospective legislation. Additionally, the potential challenges and opportunities for the Company that climate change policy and legislation may pose have been reviewed. However, any such challenges or opportunities are heavily dependent on the nature and degree of climate change legislation and the extent to which it applies to our industries. At this time, the Company cannot predict the ultimate impact of climate change and climate change legislation on the Company's operations or opportunities. Potential opportunities could include greater demand for wind towers and certain types of railcars, while potential challenges could include decreased demand for certain types of railcars and higher energy costs. Further, when or if these impacts may occur cannot be assessed until scientific analysis and legislative policy are more developed and specific legislative proposals begin to take shape.

Changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies could adversely affect our financial results. Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain. Accounting standard setters and those who interpret the accounting standards (such as the Financial Accounting Standards Board, the SEC, and our independent registered public accounting firm) may amend or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. For a further discussion of some of our critical accounting policies and standards and recent accounting changes, see Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Shortages of skilled labor could adversely impact our operations. We depend on skilled labor in the manufacture and repair of our products. Some of our facilities are located in areas where demand for skilled laborers may exceed supply. Shortages of some types of skilled laborers, such as welders, could restrict our ability to maintain or increase production rates and could increase our labor costs.

Some of our employees belong to labor unions, and strikes or work stoppages could adversely affect our operations. We are a party to collective bargaining agreements with various labor unions at some of our operations in the U.S. and all of our operations in Mexico. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We cannot be assured that our relations with our workforce will remain positive or that union organizers will not be successful in future attempts to organize at some of our facilities. If our workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and higher ongoing labor costs. In addition, we could face higher labor costs in the future as a result of severance or other charges associated with lay-offs, shutdowns or reductions in the size and scope of our operations or difficulties of restarting our operations that have been temporarily shuttered.

From time to time we may take tax positions that the Internal Revenue Service or other taxing jurisdictions may contest. We have in the past and may in the future take tax positions that the Internal Revenue Service (“IRS”) or other taxing jurisdictions may challenge. Beginning with the 2011 tax return, we are required to disclose to the IRS as part of our tax returns for that year and future years particular tax positions in which we have a reasonable basis for the position but not a "more likely than not" chance of prevailing. If the IRS successfully contests a tax position that we take, we may be required to pay additional taxes or fines which may not have been previously accrued that may adversely affect our results of operations and financial position.

Our inability to produce and disseminate relevant and/or reliable data and information pertaining to our business in an efficient, cost-effective, secure, and well-controlled fashion may have significant negative impacts on confidentiality requirements and obligations and proprietary needs and expectations and, therefore, our future operations, profitability, and competitive position. Management relies on IT infrastructure, including hardware, network, software, people, and processes to provide useful and confidential information to conduct our business in the ordinary course, including correspondence and commercial data and information interchange with customers, suppliers, legal counsel, governmental agencies, and financial institutions consultants, and to support assessments and conclusions about future plans and initiatives pertaining to market demands, operating performance, and competitive positioning. In addition, any material failure, interruption of service, or compromised data security could adversely affect our relations with suppliers and customers, place us in violation of confidentiality and data protection laws, rules, and regulations, and result in negative impacts to our market share, operations, and profitability. Security breaches in our information technology could result in theft, destruction, loss, misappropriation, or release of confidential data or intellectual property which could adversely impact our future results.

Discord, conflict, and lack of compromise within and amongst the executive and legislative branches of the U.S. government relative to federal government budgeting, taxation policies, government expenditures, and U.S. borrowing/debt ceiling limits could adversely affect our business and operating results. The inability of the legislative and executive branches of the U.S. government to pass a federal government budget, address tax revenue requirements, control deficit spending, and effectively manage short and long term U.S. government borrowing, debt ratings, and debt ceiling adjustments, could negatively impact U.S. domestic and global financial markets thereby reducing demand by our customers for our products and services thereby reducing revenues. Similarly, if our suppliers face challenges in obtaining credit, in selling their products, or otherwise in operating their businesses, they may become unable to continue to offer the materials we purchase from them to manufacture our products. These actions could result in reductions in our revenues, increased price competition, or increased operating costs, which could adversely affect our business results of operations and financial condition.

The Company could potentially fail to successfully integrate new businesses or products into its current business. The Company routinely engages in the search for growth opportunities, including assessment of merger and acquisition prospects in new markets and/or products. Any merger or acquisition in which the Company becomes involved and ultimately concludes is subject to integration into the Company's businesses and culture. If such integration is unsuccessful to any material degree, such lack of success could have a material adverse effect on our business, operations, or overall financial condition.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We principally operate in various locations throughout the U.S. and in Mexico. Our facilities are considered to be in good condition, well maintained, and adequate for our purposes.

	Approximate Square Feet		Approximate Square Feet Located In
	Owned	Leased	US	Mexico
Rail Group	6,185,400	92,700	4,280,600	1,997,500
Construction Products Group	1,833,900	98,100	1,932,000	—
Inland Barge Group	948,500	97,100	1,045,600	—
Energy Equipment Group	1,799,500	250,300	1,206,800	843,000
Executive Offices	186,000	—	186,000	—
	10,953,300	538,200	8,651,000	2,840,500

Our estimated weighted average production capacity utilization for the twelve month period ended December 31, 2012 is reflected by the following percentages:

Production Capacity Utilized
Rail Group	70%
Construction Products Group	75%
Inland Barge Group	95%
Energy Equipment Group	60%

Item 3. Legal Proceedings.

See Note 18 of the Notes to Consolidated Financial Statements.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-K.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange under the ticker symbol “TRN”. The following table shows the closing price range of our common stock by quarter for the years ended December 31, 2012 and 2011.

	Prices
Year Ended December 31, 2012	High	Low
Quarter ended March 31, 2012	$35.93	$29.69
Quarter ended June 30, 2012	33.48	22.80
Quarter ended September 30, 2012	33.55	21.85
Quarter ended December 31, 2012	36.05	29.01

Year Ended December 31, 2011	High	Low
Quarter ended March 31, 2011	$36.67	$26.31
Quarter ended June 30, 2011	37.76	30.54
Quarter ended September 30, 2011	37.25	21.05
Quarter ended December 31, 2011	30.62	19.94

Our transfer agent and registrar as of December 31, 2012 was American Stock Transfer & Trust Company.

Holders

At December 31, 2012, we had 1,867 record holders of common stock. The par value of the common stock is $1.00 per share.

Dividends

Trinity has paid 195 consecutive quarterly dividends. Quarterly dividends declared by Trinity for the years ended December 31, 2012 and 2011 are as follows:

	Year Ended December 31,
	2012	2011
Quarter ended March 31,	$0.09	$0.08
Quarter ended June 30,	0.11	0.09
Quarter ended September 30,	0.11	0.09
Quarter ended December 31,	0.11	0.09
Total	$0.42	$0.35

Recent Sales of Unregistered Securities

None.

Performance Graph -

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph compares the Company's cumulative total stockholder return (assuming reinvestment of dividends) during the five-year period ended December 31, 2012 with an overall stock market index (New York Stock Exchange Composite Index) and the Company's peer group index (Dow Jones US Commercial Vehicles & Trucks Index). The data in the graph assumes $100 was invested on December 31, 2007.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2012

160
140
120
100
80
60
40
20
Index Value
2007
2008
2009
2010
2011
2012
Trinity
Industries, Inc.
Dow Jones US Commercial
Vehicles & Trucks Index
New York Stock Exchange
Composite Index

	2007	2008	2009	2010	2011	2012
Trinity Industries, Inc.	100	57	65	101	115	139
Dow Jones US Commercial Vehicles & Trucks Index	100	48	70	115	101	113
New York Stock Exchange Composite Index	100	61	78	89	86	99

Issuer Purchases of Equity Securities

This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended December 31, 2012:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2012 through October 31, 2012	3,659	$31.23	—	$200,000,000
November 1, 2012 through November 30, 2012	61,383	$31.84	—	$200,000,000
December 1, 2012 through December 31, 2012	361	$35.22	—	$200,000,000
Total	65,403	$31.82	—	$200,000,000

(1) These columns include the following transactions during the three months ended December 31, 2012: (i) the deemed surrender to the Company of 60,661 shares of common stock to pay the exercise price and satisfy tax withholding in connection with the exercise of employee stock options, (ii) the surrender to the Company of 300 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, and (iii) the purchase of 4,442 shares of common stock by the Trustee for assets held in a non-qualified employee profit-sharing plan trust.

(2) In September 2012, the Company's Board of Directors authorized a new $200 million share repurchase program effective October 1, 2012, which expires on December 31, 2014. The new program replaces the Company's prior program which expired on September 30, 2012. During the three months ended December 31, 2012, the Company did not repurchase any shares under the program. The approximate dollar value of shares that were eligible to be repurchased under such share repurchase program is shown as of the end of such month or quarter. Since the prior program was terminated on September 30, 2012, beginning October 1, 2012, $200 million of shares are eligible for repurchase under the new program.

Item  6. Selected Financial Data.

The following financial information for the five years ended December 31, 2012 has been derived from our audited consolidated financial statements. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere herein.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in millions, except percent and per share data)
Statement of Operations Data:
Revenues	$3,811.9	$2,938.3	$1,930.7	$2,162.9	$3,423.6
Operating profit (loss)	574.8	426.8	294.2	(36.1)	536.7
Income (loss) from continuing operations	251.9	146.8	69.4	(140.8)	266.8
Income (loss) from discontinued operations, net of provision (benefit) for income taxes of $1.1, $(0.4), $3.6, $2.0, and $7.8	1.8	(1.1)	6.0	3.1	14.1
Net income (loss)	$253.7	$145.7	$75.4	$(137.7)	$280.9
Net income (loss) attributable to Trinity Industries, Inc.	$255.2	$142.2	$67.4	$(137.7)	$280.9
Net income (loss) attributable to Trinity Industries, Inc. per common share:
Basic:
Continuing operations	$3.18	$1.78	$0.77	$(1.85)	$3.30
Discontinued operations	0.02	(0.01)	0.08	0.04	0.17
	$3.20	$1.77	$0.85	$(1.81)	$3.47
Diluted:
Continuing operations	$3.17	$1.78	$0.77	$(1.85)	$3.28
Discontinued operations	0.02	(0.01)	0.08	0.04	0.17
	$3.19	$1.77	$0.85	$(1.81)	$3.45
Weighted average number of shares outstanding:
Basic	77.3	77.5	76.8	76.4	78.4
Diluted	77.5	77.8	77.0	76.4	78.8
Dividends declared per common share	$0.42	$0.35	$0.32	$0.32	$0.31

Balance Sheet Data:
Total assets	$6,669.9	$6,121.0	$5,760.0	$4,656.4	$4,911.6
Debt - recourse	$458.1	$455.0	$449.4	$645.5	$583.9
Debt - non-recourse	$2,596.9	$2,517.2	$2,457.4	$1,199.1	$1,190.3
Stockholders' equity	$2,137.6	$1,948.3	$1,845.7	$1,806.3	$1,912.3
Ratio of total debt to total capital	58.8%	60.4%	61.2%	50.5%	48.1%
Book value per share	$27.02	$24.29	$23.13	$22.81	$24.08

In December 2012, the Company entered into an agreement to sell its remaining ready-mix concrete operations. The terms of the transaction are expected to be finalized and the transaction closed during 2013. The expected divestiture of our remaining ready-mix concrete operations has been accounted for and reported as a discontinued operation and, accordingly, historical amounts previously reported have been adjusted, where appropriate, to reflect this change. Further, assets and liabilities related to the discontinued operations have been classified as Assets/Liabilities Held for Sale and Discontinued Operations in the accompanying consolidated balance sheets.

Due to the adoption of Accounting Standards Codification (“ASC”) 810-10, effective January 1, 2010, the Consolidated Balance Sheets as of December 31, 2012, 2011, and 2010, and the Consolidated Statements of Operations, Comprehensive Income, Cash Flows, and Stockholder's Equity for the years ended December 31, 2012, 2011, and 2010, include the financial position and results of operations of TRIP Holdings and its subsidiaries. Prior periods were not restated.

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
•Company Overview
•Executive Summary
•Results of Operations
•Liquidity and Capital Resources
•Contractual Obligations and Commercial Commitments
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
•Forward-Looking Statements
Our MD&A should be read in conjunction with our Consolidated Financial Statements and related Notes in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Company Overview

Trinity Industries, Inc. headquartered in Dallas, Texas, is a diversified industrial company that owns a variety of market-leading businesses which provide products and services to the industrial, energy, transportation, and construction sectors. We operate in five distinct business groups which we report on a segment basis: the Rail Group, Construction Products Group, Inland Barge Group, Energy Equipment Group, and Railcar Leasing and Management Services Group. We also report the All Other segment which includes the Company's captive insurance and transportation companies; legal, environmental, and maintenance costs associated with non-operating facilities; other peripheral businesses; and the change in market valuation related to ineffective commodity hedges.

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

Following an extended period of weak demand for new railcars through 2010, demand for new railcars recovered sharply, primarily due to an increase in the shipment of commodities, replacement of older railcars, and federal tax benefits received from taking delivery of railcars in 2011 and 2012. While moderating from the accelerated pace in the first half of 2011, demand conditions and corresponding order levels for new railcars in 2012 continued to be favorable, particularly from the oil, gas, and chemicals industries. Orders for structural wind towers have been slow since mid-2008 when energy development companies encountered tightened credit markets, lower demand for electricity, and heightened competition arising from declining natural gas prices and imports from foreign manufacturers. The slowdown in the commercial construction markets and budgetary constraints at the state level have negatively impacted the results of our Construction Products Group.

We continually assess our manufacturing capacity and take steps to align our production capacity with demand for our products. Rail Group operating results include certain costs associated with the repositioning of a portion of the Company's production capacity to meet railcar demand.  Due to improvements in demand for certain products, we have increased production staff at certain facilities since late 2010. We expect that facilities on non-operating status will be available for future operations to the extent that demand further increases.

Executive Summary

The Company’s revenues for 2012 were $3.8 billion, representing an increase of $873.6 million or 30% over last year. Operating profit increased to $574.8 million compared to $426.8 million last year. While all of our business segments reported increases in revenues for the year ended December 31, 2012 when compared to the prior year, the largest contributors to the increase were our Rail, Inland Barge, and Leasing Groups. The increase in revenues in our Rail and Inland Barge Groups was primarily due to higher shipment volumes while the increase in revenues in our Leasing Group was due to higher railcar sales from the lease fleet, increased revenues from lease fleet additions, and an increase in rental rates. Operating profit and margin grew for the year ended December 31, 2012 when compared with the prior year, primarily due to higher shipment levels in our Rail and Inland Barge Groups and from revenue growth in our Leasing Group. Our Construction Products Group experienced a decline in operating margin primarily as a result of competitive pricing pressures and higher operating costs in our Highway Products business. Net income attributable to Trinity Industries, Inc. common stockholders for 2012 increased $113.0 million compared to last year.

Our backlog at December 31, 2012 compared with the prior year was approximately as follows:

	December 31, 2012	December 31, 2011
	(in millions)
Rail Group
External Customers	$2,867.5	$1,973.2
Leasing Group	834.7	621.9
	$3,702.2	$2,595.1
Inland Barge	$564.1	$494.6
Structural wind towers	$680.3	$934.3

For the twelve months ended December 31, 2012, our rail manufacturing businesses received orders for 22,350 railcars. The increase in backlog as of December 31, 2012 reflects the value of orders taken during the year as well as contractual pricing adjustments on long-term orders previously received. Approximately 60% of the railcar backlog is expected to be delivered in the twelve months ending December 31, 2013 with the remainder to be delivered from 2014 through 2016. The orders in our backlog from the Leasing Group are supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery. Approximately 83% of our backlog for barges is expected to be delivered in the twelve months ending December 31, 2013 with the remainder to be delivered in 2014. For multi-year barge agreements, deliveries scheduled for 2013 and 2014 are included in the backlog at this time where specific production quantities for future years have been determined. Approximately $412.5 million of the structural wind towers backlog is subject to litigation with a structural wind towers customer for the customer’s breach of a long-term supply contract for the manufacture of towers. Approximately 64% of our backlog for structural wind towers not currently subject to litigation is expected to be delivered in 2013 with the remainder contracted for delivery in future years.

Capital expenditures for 2012 were $469.2 million with $352.6 million utilized for lease fleet additions, net of deferred profit of $50.8 million. Capital expenditures for 2013 are projected to be approximately $510.0 million to $595.0 million, including $350.0 million to $400.0 million in net lease fleet additions.

In April 2012, Trinity increased its quarterly dividend by 22% to $0.11 per share and in September 2012, the Company's Board of Directors approved a new $200 million share repurchase program which became effective October 1, 2012 and will expire on December 31, 2014. The new program replaced the Company's previous share repurchase program.

In December 2012, the Company entered into an agreement to sell its remaining ready-mix concrete operations. The terms of the transaction are expected to be finalized and the transaction closed during 2013. The expected divestiture of our remaining ready-mix concrete operations has been accounted for and reported as a discontinued operation and, accordingly, historical amounts previously reported have been adjusted, where appropriate, to remove the effect of discontinued operations. Further, assets and liabilities related to the discontinued operations have been classified as Assets/Liabilities Held for Sale and Discontinued Operations in the accompanying consolidated balance sheets.

In December 2012, Trinity Rail Leasing 2012 LLC, a Delaware limited liability company ("TRL 2012"), a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $333.8 million in aggregate principal amount of Secured Railcar Equipment Notes which are non-recourse to Trinity.

In February 2013, the $475 million TILC warehouse loan facility was extended for an additional six months and now matures in August 2013. Amounts outstanding at maturity, absent renewal will be payable in three installments in February 2014, August 2014, and February 2015.

Results of Operations

Years Ended December 31, 2012, 2011, and 2010

Overall Summary for Continuing Operations

Revenues

	Year Ended December 31, 2012
	Revenues			Percent Change 2012 versus 2011
	External	Intersegment	Total
	($ in millions)
Rail Group	$1,512.1	$500.9	$2,013.0	57.9%
Construction Products Group	461.2	22.5	483.7	6.7
Inland Barge Group	675.2	—	675.2	23.1
Energy Equipment Group	506.0	52.6	558.6	18.1
Railcar Leasing and Management Services Group	644.4	2.7	647.1	17.2
All Other	13.0	68.4	81.4	31.7
Eliminations – Lease subsidiary	—	(485.9)	(485.9)
Eliminations – Other	—	(161.2)	(161.2)
Consolidated Total	$3,811.9	$—	$3,811.9	29.7

	Year Ended December 31, 2011
	Revenues			Percent Change 2011 versus 2010
	External	Intersegment	Total
	($ in millions)
Rail Group	$931.7	$343.0	$1,274.7	144.1%
Construction Products Group	440.4	12.9	453.3	28.1
Inland Barge Group	548.5	—	548.5	29.9
Energy Equipment Group	454.8	18.0	472.8	12.7
Railcar Leasing and Management Services Group	551.4	0.6	552.0	18.8
All Other	11.5	50.3	61.8	27.4
Eliminations – Lease subsidiary	—	(325.5)	(325.5)
Eliminations – Other	—	(99.3)	(99.3)
Consolidated Total	$2,938.3	$—	$2,938.3	52.2

	Year Ended December 31, 2010
	Revenues
	External	Intersegment	Total
	($ in millions)
Rail Group	$289.7	$232.4	$522.1
Construction Products Group	333.5	20.5	354.0
Inland Barge Group	422.3	—	422.3
Energy Equipment Group	408.5	11.1	419.6
Railcar Leasing and Management Services Group	464.5	—	464.5
All Other	12.2	36.3	48.5
Eliminations – Lease subsidiary	—	(216.8)	(216.8)
Eliminations – Other	—	(83.5)	(83.5)
Consolidated Total	$1,930.7	$—	$1,930.7

Our revenues for the years ended December 31, 2012 and 2011 increased from the previous year primarily due to higher shipment volumes in our Rail and Inland Barge Groups while our Leasing Group experienced increased revenue primarily due to higher railcar sales from the lease fleet, increased revenues from lease fleet additions, and higher rental rates.

Operating Profit (Loss)

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Rail Group	$199.0	$77.3	$1.5
Construction Products Group	44.8	54.9	37.8
Inland Barge Group	124.7	106.4	69.0
Energy Equipment Group	18.2	8.9	35.1
Railcar Leasing and Management Services Group	300.9	254.5	207.0
All Other	(10.2)	(3.8)	(11.4)
Corporate	(51.5)	(43.6)	(33.8)
Eliminations – lease subsidiary	(50.8)	(28.3)	(8.4)
Eliminations – other	(0.3)	0.5	(2.6)
Consolidated Total	$574.8	$426.8	$294.2

Our operating profit for the years ended December 31, 2012 and 2011 increased primarily as a result of consistently higher shipment levels in our Rail and Inland Barge groups and from revenue growth and an increase in the net gain on the sales of railcars from our lease fleet in our Leasing Group. For 2012 and 2011, the increased cost of revenues was primarily volume-related and included certain repositioning costs from our Rail Group in 2012. Operating profit in 2011 and 2010 also included flood-related gains of $15.5 million and $5.1 million, respectively, in our Inland Barge Group. Selling, engineering, and administrative expenses as a percentage of revenue decreased to 5.9% for 2012 as compared to 6.6% for 2011 and 8.6% for 2010.

Other Income and Expense. Other income and expense is summarized in the following table:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Interest income	$(1.5)	$(1.5)	$(1.4)
Interest expense	194.7	185.3	182.1
Other, net	(4.3)	4.0	6.8
Consolidated Total	$188.9	$187.8	$187.5

Interest expense in 2012 increased $9.4 million over the prior year due to the TRIP Holdings debt refinancing completed in 2011 while interest income was substantially unchanged from the prior year. The decrease in Other, net expense for the year ended December 31, 2012 was primarily due to higher foreign currency translation gains over the prior year. The decrease in Other, net expense for the year ended December 31, 2011 was primarily due to certain expenses in 2010 related to the retirement of the Company's senior notes partially offset by higher foreign currency translation losses in 2011.

Income Taxes. The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. Federal income tax rate and the Company’s effective income tax rate on income from continuing operations:

	Year Ended December 31,
	2012	2011	2010
Statutory rate	35.0%	35.0%	35.0%
State taxes	2.0	2.1	3.4
Tax settlements	(0.6)	—	4.8
Changes in tax reserves	(1.4)	0.4	(10.7)
Other, net	(0.3)	1.1	2.5
Effective rate	34.7%	38.6%	35.0%

At December 31, 2012, the Company, excluding TRIP Holdings, had $103.3 million of Federal consolidated net operating loss carryforwards and tax-effected $5.4 million of state loss carryforwards. The Company has $42.2 million of foreign tax credit carryforwards which will expire between 2014 and 2022. The Federal net operating loss carryforwards are due to expire between 2028 and 2031. We have established a valuation allowance for Federal, state, and foreign tax operating losses and credits which may not be realizable. We believe that it is more likely than not that we will be able to generate sufficient future taxable income to utilize the remaining deferred tax assets.

TRIP Holdings had $439.7 million in Federal tax loss carryforwards at December 31, 2012 which are due to expire between 2027 and 2032. We expect TRIP Holdings to begin utilizing their tax loss carryforwards beginning in 2020. Because TRIP Holdings files a separate tax return from the Company, its tax loss carryforwards can only be used by TRIP Holdings and cannot be used to offset future taxable income of the Company.

For the year ended December 31, 2012, cash taxes were not substantially different from the current provision for income taxes. In 2011, the current provision for income taxes of $31.7 million exceeded expected cash taxes of $12.1 million related to 2011 income due to additional accruals for uncertain tax positions, refunds of excess payments from prior years, and prior year true ups.

During the year ended December 31, 2012, we settled our audit with the Internal Revenue Service (“IRS”) for the 2004-2005 tax years. As a result of closing this audit, we recognized a $3.5 million tax benefit in the first quarter, primarily related to favorable claims filed and approved by the IRS in the final audit settlement.

The IRS field work for our 2006-2008 audit cycle has concluded and all issues, except for transfer pricing, have been agreed to and tentatively settled. The transfer pricing issue has been appealed and we are working with both the U.S. and Mexican taxing authorities to coordinate taxation. As we do not control the timing of when our issues will be settled, we cannot determine when the 2006-2008 cycle will close and all issues formally settled and thus when the statute of limitations for years after 2005 will close. In addition, we are currently under IRS audit for the 2009-2011 tax years.

Segment Discussion

Rail Group

	Year Ended December 31,			Percent Change
	2012	2011	2010	2012 versus 2011	2011 versus 2010
	($ in millions)
Revenues:
Rail	$1,850.5	$1,105.5	$391.9	67.4%	182.1%
Components	162.5	169.2	130.2	(4.0)	30.0
Total revenues	2,013.0	1,274.7	522.1	57.9	144.1

Operating costs:
Cost of revenues	1,773.9	1,167.3	489.3	52.0	138.6
Selling, engineering, and administrative costs	40.1	34.0	31.3	17.9	8.6
Property disposition (gains)/losses	—	(3.9)	—
Operating profit	$199.0	$77.3	$1.5
Operating profit margin	9.9%	6.1%	0.3%

As of December 31, 2012, 2011, and 2010 our Rail Group backlog of railcars was as follows:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
External Customers	$2,867.5	$1,973.2	$346.6
Leasing Group	834.7	621.9	111.0
Total	$3,702.2	$2,595.1	$457.6

The changes in the number of railcars in the Rail Group backlog are as follows:

	Year Ended December 31,
	2012	2011	2010
Beginning balance	29,000	5,960	2,320
Orders received	22,350	37,105	8,390
Shipments	(19,360)	(14,065)	(4,750)
Ending balance	31,990	29,000	5,960

Total revenues increased $738.3 million for the year ended December 31, 2012 compared to the prior year as a result of an increase in railcar deliveries and an increase in average sales price, resulting from higher overall demand and product mix changes. Total revenues increased $752.6 million for the year ended December 31, 2011 when compared to 2010 as a result of increased railcar deliveries and related components.

Cost of revenues increased $606.6 million for the year ended December 31, 2012 compared to the prior year as a result of increased unit deliveries as well as a larger mix of higher-cost railcars. Production efficiencies and costs were impacted by costs of $10.6 million incurred in 2012 to reposition a portion of the Company's production capacity to meet railcar demand. Additionally, the Company incurred capital expenditures of $10.0 million for the year ended December 31, 2012 related to these repositioning efforts. Cost of revenues increased $678.0 million when comparing 2011 with 2010 as a result of increased railcar deliveries.

Unit and price increases as well as product mix change increased total backlog dollars when comparing December 31, 2012 year end to the previous year end. The increase in backlog as of December 31, 2012 also reflects contractual pricing adjustments on long-term orders previously received. The average selling price in the backlog at December 31, 2012 increased as compared to the previous year end due to higher demand and product mix. Backlog increased when comparing 2011 versus 2010 due to favorable demand. The backlog dedicated to the Leasing Group is supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery.

In the year ended December 31, 2012, railcar shipments included sales to the Leasing Group of $485.9 million compared to $325.5 million in the comparable period in 2011, with a deferred profit of $50.8 million compared to $28.3 million for the same period in 2011. Results for the year ended December 31, 2010, included $216.8 million in sales to the Leasing Group with a deferred profit of $8.4 million. Sales to the Leasing Group and related profits are included in the operating results of the Rail Group but are eliminated in consolidation.

Global Insight, Inc., an independent industry research firm, has estimated in its fourth quarter 2012 report that the average age of the North American freight car fleet is 19.8 years, with 36% older than 25 years and has estimated that North American carload traffic will grow by 1.8% in 2013, with an increase of 3.3% for 2014 and 1.6% for 2015 before slowing to 0.8% in 2016, and 0.7% in 2017.

The table below is an average of the most recent estimates of approximate industry railcar deliveries for the next five years from two independent third party research firms, Global Insight, Inc. and Economic Planning Associates, Inc.

2013	53,000
2014	62,200
2015	63,100
2016	57,700
2017	55,300

The Leasing Group purchases a portion of our railcar production, financing a portion of the purchase price through a non-recourse warehouse loan facility, and periodically refinances those borrowings through equipment financing transactions. In 2012, the Leasing Group purchased 28.0% of our railcar production compared to 26.7% in 2011. On a segment basis, sales to the Leasing Group and related profits are included in the operating results of our Rail Group but are eliminated in consolidation.

Construction Products Group

	Year Ended December 31,			Percent Change
	2012	2011	2010	2012 versus 2011	2011 versus 2010
	($ in millions)
Revenues:
Highway Products	$376.1	$377.0	$312.9	(0.2)%	20.5%
Aggregates	65.1	45.5	32.1	43.1	41.7
Other	42.5	30.8	9.0	*	*
Total revenues	483.7	453.3	354.0	6.7	28.1

Operating costs:
Cost of revenues	387.0	357.9	280.8	8.1	27.5
Selling, engineering, and administrative costs	52.0	40.8	36.1	27.5	13.0
Property disposition (gains)/losses	(0.1)	(0.3)	(0.7)
Operating profit	$44.8	$54.9	$37.8
Operating profit margin	9.3%	12.1%	10.7%
 * not meaningful

Revenues increased for the year ended December 31, 2012 compared to the same period last year due primarily to higher Aggregate volumes and increased sales in other product lines. Revenues increased for the year ended December 31, 2011 compared to the same period in 2010 primarily due to higher volumes in all product lines.

For the year ended December 31, 2012, operating profit and operating profit margin decreased compared to the same period last year primarily due to lower operating profit from our Highway Products business related to competitive pricing pressures and higher operating costs offset partially by improved operating efficiencies in our Aggregates business. Selling, engineering, and administrative costs increased for 2012 when compared to 2011 due to higher legal and compensation costs. Operating profit and operating profit margin increased for the year ended December 31, 2011 compared to the same period in 2010 due to lower operating costs relative to revenues as a result of higher Highway Products and Aggregates sales volumes.

In December 2012, the Company entered into an agreement to sell its remaining ready-mix concrete operations. The terms of the transaction are expected to be finalized and the transaction closed during 2013. The expected divestiture of our remaining ready-mix concrete operations has been accounted for and reported as a discontinued operation and, accordingly, historical amounts previously reported have been adjusted, where appropriate, to remove the effect of these discontinued operations.

Inland Barge Group

	Year Ended December 31,			Percent Change
	2012	2011	2010	2012 versus 2011	2011 versus 2010
	($ in millions)
Revenues	$675.2	$548.5	$422.3	23.1%	29.9%

Operating costs:
Cost of revenues	538.9	445.0	350.3	21.1	27.0
Selling, engineering, and administrative costs	15.4	14.7	12.7	4.8	15.7
Property disposition (gains)/losses	(3.8)	(17.6)	(9.7)
Operating profit	$124.7	$106.4	$69.0
Operating profit margin	18.5%	19.4%	16.3%

Revenues and operating costs increased for the year ended December 31, 2012 compared to the same period in the prior year due to higher volumes of hopper and tank barges, and a change in the mix of barge types. Hopper barge volume primarily increased, when compared to the prior year due to the recovery from the 2011 flood at our Missouri manufacturing facility. Higher cost of revenues due to increased shipping volumes was partially offset by improved efficiencies related to higher tank barge production when comparing 2012 to 2011. Operating costs for the year ended December 31, 2012 included a $3.4 million net gain from sales of barges previously included in property, plant, and equipment that were under lease to third-party customers.

Revenues and operating costs increased for the year ended December 31, 2011 compared to the same period in in 2010 due to higher volumes of tank barges and a change in the mix of tank barge types. As with 2012, we experienced improved efficiencies related to higher tank barge production in 2011 as compared with 2010.

A summary of the impact on operating profit of floods at two of our manufacturing facilities follows:

	Impact to Operating Profit as a Result of Floods Benefit (Cost)
	Year Ended December 31,
	2012	2011	2010
	(in millions)
Tennessee flood - May 2010
Costs, net of insurance advances related to damages and lost productivity	$—	$—	$(4.6)
Insurance proceeds related to business interruption	—	6.5	—
Gain on disposition of damaged property, plant, and equipment	—	0.6	9.7
	—	7.1	5.1
Missouri flood - May 2011
Costs, net of insurance advances related to damages and lost productivity	—	(8.6)	—
Gain on disposition of damaged property, plant, and equipment	0.4	17.0	—
	0.4	8.4	—
Combined net effect of both floods	$0.4	$15.5	$5.1

As of December 31, 2012, the backlog for the Inland Barge Group was approximately $564.1 million compared to approximately $494.6 million as of December 31, 2011. For multi-year barge agreements, deliveries scheduled for 2013 and 2014 are included in the backlog at this time where specific production quantities for future years have been determined.

Energy Equipment Group

	Year Ended December 31,			Percent Change
	2012	2011	2010	2012 versus 2011	2011 versus 2010
	($ in millions)
Revenues:
Structural wind towers	$262.4	$245.2	$252.1	7.0%	(2.7)%
Other	296.2	227.6	167.5	30.1	35.9
Total revenues	558.6	472.8	419.6	18.1	12.7

Operating costs:
Cost of revenues	510.3	432.1	360.7	18.1	19.8
Selling, engineering, and administrative costs	30.8	31.8	25.9	(3.1)	22.8
Property disposition (gains)/losses	(0.7)	—	(2.1)
Operating profit	$18.2	$8.9	$35.1
Operating profit margin	3.3%	1.9%	8.4%

Revenues for the year ended December 31, 2012 increased compared to the same period in 2011 as a result of higher structural wind towers shipments and increased demand for containers, tank heads, and utility structures. Cost of revenues for the year ended December 31, 2012 increased at a lesser rate than revenues compared to 2011 as the manufacturing challenges which negatively impacted 2011 results improved. Revenues for the year ended December 31, 2011 increased compared to the same period in 2010 as a result of higher shipments of containers and tank heads offsetting lower structural wind tower shipments. Cost of revenues for the year ended December 31, 2011 increased at a greater rate than revenues compared to the same period in 2010 primarily due to transition issues arising from changes in product mix in the structural wind towers business as well as competitive pricing pressures on structural wind towers.

As of December 31, 2012, the backlog for structural wind towers was approximately $680.3 million compared to approximately $934.3 million as of December 31, 2011. Approximately $412.5 million of this backlog is subject to litigation with a customer for the customer’s breach of a long-term supply contract for the manufacture of towers.

Railcar Leasing and Management Services Group

	Year Ended December 31,			Percentage Change
	2012	2011	2010	2012 versus 2011	2011 versus 2010
	($ in millions)
Revenues:
Wholly owned subsidiaries:
Leasing and management	$409.8	$375.1	$345.4	9.3%	8.6%
Railcar sales	118.6	59.4	3.1	*	*
	528.4	434.5	348.5	21.6	24.7
TRIP Holdings:
Leasing and management	118.7	117.5	116.0	1.0	1.3
Railcar sales	—	—	—	—	—
	118.7	117.5	116.0	1.0	1.3
Total revenues	$647.1	$552.0	$464.5	17.2	18.8
Operating Profit:
Wholly-owned subsidiaries:
Leasing and management	$175.2	$156.3	$131.7
Railcar sales:
Railcars owned one year or less at the time of sale	24.8	13.2	0.2
Railcars owned more than one year at the time of sale	32.8	11.8	6.6
	232.8	181.3	138.5
TRIP Holdings:
Leasing and management	67.4	68.8	68.5
Railcar sales:
Railcars owned one year or less at the time of sale	—	—	—
Railcars owned more than one year at the time of sale	0.7	4.4	—
	68.1	73.2	68.5
Total operating profit	$300.9	$254.5	$207.0
Operating profit margin:
Leasing and management	45.9%	45.7%	43.4%
Railcar sales	*	*	*
Total operating profit margin	46.5	46.1	44.6

Depreciation, interest, and rent expense(1):
Depreciation expense	$120.5	$115.7	$112.6
Rent expense	$50.9	$48.6	$48.6
Interest expense:
Wholly-owned subsidiaries	$101.2	$101.3	$91.7
TRIP Holdings:
External	60.0	53.1	46.9
Intercompany	13.1	6.4	—
	73.1	59.5	46.9
Total interest expense	$174.3	$160.8	$138.6

Fleet utilization:
Wholly-owned subsidiaries	98.4%	99.3%	99.3%
TRIP Holdings	99.2%	99.9%	99.9%
Total fleet	98.6%	99.5%	99.4%
 * Not meaningful

(1) Depreciation and rent expense are components of operating profit. Interest expense is not a component of operating profit and includes the effect of hedges. Intercompany interest expense arises from Trinity’s ownership of a portion of TRIP Holdings’ Senior Secured Notes and is eliminated in consolidation. See Note 11 of the Notes to Consolidated Financial Statements.

Total revenues increased for the year ended December 31, 2012 compared to the prior year primarily due to increased railcar sales from the lease fleet, increased revenues related to additions to the lease fleet and higher rental rates. Total revenues increased for the year ended December 31, 2011 compared to 2010 primarily due to increased railcar sales from the lease fleet, as well as rental revenues related to additions to the lease fleet and higher rental rates.

Operating profit increased $46.4 million for the year ended December 31, 2012 compared to the prior year due to profit from lease fleet sales. In addition, lease fleet additions and higher rental rates more than offset increased depreciation and rent expense for the year ended December 31, 2012 when compared to the prior year. Interest expense increased during 2012 compared with 2011 due to the refinancing of the TRIP warehouse loan in 2011. Operating profit increased for the year ended December 31, 2011 compared to 2010 due to profit from railcar sales, rental revenues related to additions to the lease fleet, and higher rental rates. Interest expense increased for 2011 compared with 2010 due to the issuance of additional debt in 2010 and the refinancing of the TRIP warehouse loan in 2011.

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

Information regarding the Leasing Group’s lease fleet as of December 31, 2012 follows:

	No. of cars	Average age	Average remaining lease term
Wholly-owned subsidiaries	57,000	7.1	3.3
TRIP Holdings	14,455	5.3	3.1
Total fleet	71,455	6.7	3.3

All Other

	Year Ended December 31,			Percent Change
	2012	2011	2010	2012 versus 2011	2011 versus 2010
	($ in millions)
Revenues	$81.4	$61.8	$48.5	31.7%	27.4%

Operating costs:
Cost of revenues	86.8	61.8	55.6	40.5	11.2
Selling, engineering, and administrative costs	5.2	5.8	5.3	(10.3)	9.4
Property disposition (gains)/losses	(0.4)	(2.0)	(1.0)
Operating loss	$(10.2)	$(3.8)	$(11.4)

The increases in revenues for the years ended December 31, 2012 and 2011 compared to the prior years were primarily due to increases in sales by our transportation company. The increase in operating loss for the year December 31, 2012 was primarily due to higher claim costs related to our captive insurance company, higher environmental and legal reserves, and higher gains in 2011 from property dispositions. Operating losses decreased for the year ended December 31, 2011 compared to the same period in 2010 due to higher transportation sales volume.

Corporate

	Year Ended December 31,			Percent Change
	2012	2011	2010	2012 versus 2011	2011 versus 2010
	($ in millions)
Operating costs	$(51.5)	$(43.6)	$(33.8)	18.1%	29.0%

The increase in operating costs for the years ended December 31, 2012 and 2011 compared with the prior year is due to higher incentive and deferred compensation costs and an increase in certain legal reserves.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for each of the last three years:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Total cash provided by (required by):
Operating activities	$527.4	$110.9	$170.5
Investing activities	(311.4)	(85.0)	(308.2)
Financing activities	5.9	(28.8)	(120.1)
Net increase (decrease) in cash and cash equivalents	$221.9	$(2.9)	$(257.8)

2012 compared with 2011

Operating Activities. Net cash provided by operating activities for the year ended December 31, 2012 was $527.4 million compared to net cash provided by operating activities of $110.9 million for the year ended December 31, 2011. Cash flow provided by operating activities increased due to higher operating profits in 2012, a lower increase in inventories in 2012 compared with 2011, and an increase in accrued liabilities for the year ended December 31, 2012.

Receivables at December 31, 2012 increased by $2.7 million or 0.7% since December 31, 2011, primarily due to higher receivables from the Rail Group partially offset by lower receivables from our Inland Barge and Energy Equipment Groups. At December 31, 2012, one customer’s net receivable balance in our Energy Equipment Group, all within terms, accounted for 21% of the consolidated net receivables balance outstanding. Raw materials inventory at December 31, 2012 increased by $85.8 million or 26.9% since December 31, 2011 primarily attributable to higher levels in our Rail Group required to meet production demands. Finished goods inventory at December 31, 2012 increased by $22.0 million or 22.1% since December 31, 2011 primarily attributable to higher levels of production in our Energy Equipment Group. Accounts payable decreased slightly while accrued liabilities increased by $125.5 million or 29.8% from December 31, 2011 due primarily to customer advance payments received by our Rail Group. We continually review reserves related to bad debt as well as the adequacy of lower of cost or market valuations related to accounts receivable and inventory.

Investing Activities. Net cash required by investing activities for the year ended December 31, 2012 was $311.4 million compared to $85.0 million for the year ended December 31, 2011. Capital expenditures for the year ended December 31, 2012 were $469.2 million, of which $352.6 million were for additions to the lease fleet. This compares to $335.6 million of capital expenditures for the same period last year, of which $258.6 million were for additions to the lease fleet. Full-year manufacturing capital expenditures for 2013 are projected to range between $160.0 million and $195.0 million. We expect our net investment in the lease fleet to range between $350.0 million and $400.0 million for 2013 after taking into account the proceeds from railcar sales from the lease fleet. Proceeds from the sale of property, plant, and equipment and other assets totaled $201.4 million for the year ended December 31, 2012, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $126.3 million. This compares to $136.8 million for the same period in 2011, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $60.6 million. Net cash required related to acquisitions amounted to $46.2 million and $42.5 million for the years ended December 31, 2012 and 2011, respectively.

Financing Activities. Net cash provided by financing activities during the year ended December 31, 2012 was $5.9 million compared to $28.8 million of cash required by financing activities for the same period in 2011. During the year ended December 31, 2012, we retired $378.4 million in debt principally consisting of repayments of the TILC warehouse loan facility. During the year ended December 31, 2011, we retired $1,112.3 million in debt principally consisting of repayment of the TRIP Warehouse Loan. We borrowed $443.8 million during the year ended December 31, 2012, net of $5.2 million of deferred loan costs, primarily from the issuance by TRL 2012 of $333.8 million in Secured Railcar Equipment Notes, as further described below, and from advances under our TILC warehouse loan facility. During the year ended December 31, 2011, we borrowed $1,143.3 million, primarily consisting of $920.0 million raised to refinance the TRIP Warehouse Loan, with the remainder primarily from our TILC warehouse loan facility. Additionally, we repurchased shares of the Company’s stock under a share repurchase program as described further below. We intend to use our cash and committed credit facilities to fund the operations, expansions, and growth initiatives of the Company.

2011 compared with 2010

Operating Activities. Net cash provided by operating activities for the year ended December 31, 2011 was $110.9 million compared to $170.5 million of net cash provided by operating activities for the same period in 2010. Cash flow provided by operating activities decreased primarily due to an overall increase in accounts receivable and inventories in 2011 compared with 2010 partially offset by higher operating profits in 2011.

Accounts receivables at December 31, 2011 increased by $150.3 million or 65% since December 31, 2010 primarily due to higher receivables from the Rail and Energy Equipment Groups. Raw materials inventory at December 31, 2011 increased by $150.1 million or 89% since December 31, 2010 primarily attributable to higher levels in our Rail and Inland Barge Groups required to meet production demands. Finished goods inventory at December 31, 2011 increased by $20.9 million or 27% since December 31, 2010 primarily attributable to our Rail and Construction Products Groups. Accounts payable increased by $74.9 million or 56% since December 31, 2010 primarily due to higher production levels in the business groups mentioned. Accrued liabilities decreased by $11.5 million or 3% from December 31, 2010. We continually review reserves related to bad debt as well as the adequacy of lower of cost or market valuations related to accounts receivables and inventory.

Investing Activities. Net cash required by investing activities for the year ended December 31, 2011 was $85.0 million compared to $308.2 million for the year ended December 31, 2010. Investments in short-term marketable securities decreased by $158.0 million during the year ended December 31, 2011 compared to an increase of $88.0 million during the year ended December 31, 2010. Capital expenditures for the year ended December 31, 2011 were $335.6 million, of which $258.6 million were for net additions to the lease fleet and $29.4 million were for replacement of flood-damaged property. This compares to $252.8 million of capital expenditures for the same period in 2010, of which $213.8 million were for net additions to the lease fleet and $12.0 million were for replacement of flood-damaged property. Proceeds from the sale of property, plant, and equipment and other assets were $136.8 million for the year ended December 31, 2011, comprised primarily of railcar sales from the lease fleet totaling $60.6 million, and proceeds from the disposition of flood-damaged property, plant and equipment of $23.3 million. Proceeds from the sale of property, plant, and equipment and other assets were $52.6 million for the year ended December 31, 2010, comprised primarily of railcar sales from the lease fleet totaling $33.6 million and proceeds from the disposition of flood-damaged property, plant and equipment of $12.0 million. Net cash required related to acquisitions amounted to $42.5 million and $47.9 million for the years ended December 31, 2011 and 2010, respectively.

Financing Activities. Net cash required by financing activities for the years ended December 31, 2011 and 2010 was $28.8 million and $120.1 million, respectively. During the year ended December 31, 2011 we borrowed $1,143.3 million, primarily consisting of $920.0 million to refinance the TRIP Warehouse Loan, with the remainder primarily from borrowings under our TILC warehouse loan facility. During the year ended December 31, 2011, we retired $1,112.3 million in debt principally consisting of the repayment of the TRIP Warehouse Loan. During the comparable prior year period, Trinity Rail Leasing 2010 LLC (“TRL 2010”) issued $369.2 million in aggregate principal amount of Secured Railcar Equipment Notes which are non-recourse to Trinity. A portion of the proceeds from the TRL 2010 financing was used to retire, in full, our 6.5% Senior Notes due March 2014 and repay a portion of our borrowings under our TILC warehouse loan facility. Debt retirements during 2010 totaled $363.5 million including $40.0 million in debt assumed as a result of the Quixote acquisition. We also purchased an additional equity interest in TRIP Holdings from one of its other investors for $28.6 million in the comparable prior year period. Restricted cash increased by $33.2 million during 2011.

Other Financing Activities

At December 31, 2012 and for the two year period then ended, there were no borrowings under our $425.0 million revolving credit facility that matures on October 20, 2016. Interest on the revolving credit facility is calculated at Libor plus 1.50% basis points or prime plus 0.50% basis points. After subtracting $68.6 million for letters of credit outstanding, $356.4 million was available under the revolving credit facility as of December 31, 2012.

The $475.0 million TILC warehouse loan facility, established to finance railcars owned by TILC, had $173.6 million outstanding and $301.4 million available as of December 31, 2012. The warehouse loan is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 2.25% at December 31, 2012. In February 2013, the warehouse loan facility was extended for an additional six months and now matures in August 2013. Amounts outstanding at maturity, absent renewal, will be payable in three installments in February 2014, August 2014, and February 2015.

In December 2012, TRL 2012 issued $145.4 million in aggregate principal amount of Series 2012-1 Class A-1 Secured Railcar Equipment Notes (the "2012 Class A-1 Notes") and $188.4 million in aggregate principal amount of Series 2012-1 Class A-2

Secured Railcar Equipment Notes (the "2012 Class A-2 Notes"), of which $145.4 million and $188.4 million, respectively, were outstanding as of December 31, 2012. The 2012 Class A-1 Notes and the 2012 Class A-2 notes were issued pursuant to an Indenture, dated as of December 19, 2012 between TRL 2012 and Wilmington Trust Company, as indenture trustee. The 2012 Class A-1 Notes bear interest at a fixed rate of 2.27%, are payable monthly, and have a stated final maturity date of January 15, 2043. The 2012 Class A-2 Notes bear interest at a fixed rate of 3.53%, are payable monthly, and have a stated final maturity date of January 15, 2043. The 2012 Secured Railcar Equipment Notes are obligations of TRL 2012 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL 2012.

In September 2012, the Company’s Board of Directors authorized a new $200.0 million share repurchase program, effective October 1, 2012, which expires on December 31, 2014. The new program replaces the Company's prior program which expired on September 30, 2012. During the year ended December 31, 2012, the Company repurchased 1,834,221 shares under the prior program at a cost of $45.2 million. No shares were repurchased under the prior program during the year ended December 31, 2011.

Following an extended period of weak demand for new railcars through 2010, demand for new railcars recovered sharply, primarily due to an increase in the shipment of commodities, replacement of older railcars, and federal tax benefits received from taking delivery of railcars in 2011 and 2012. While moderating from the accelerated pace in the first half of 2011, demand conditions and corresponding order levels for new railcars in 2012 continued to be favorable, particularly from the oil, gas, and chemicals industries. Orders for structural wind towers have been slow since mid-2008 when energy development companies encountered tightened credit markets, lower demand for electricity, and heightened competition arising from declining natural gas prices and imports from foreign manufacturers. The slowdown in the commercial construction markets and budgetary constraints at the state level have negatively impacted the results of our Construction Products Group.

We continually assess our manufacturing capacity and take steps to align our production capacity with demand for our products. Rail Group operating results include certain costs associated with the repositioning of a portion of the Company's production capacity to meet railcar demand.  Due to improvements in demand for certain products, we have increased production staff at certain facilities since late 2010. We expect that facilities on non-operating status will be available for future operations to the extent that demand further increases.

Equity Investment

See Note 6 of the Notes to Consolidated Financial Statements for information about the investment in TRIP Holdings.

Future Operating Requirements

We expect to finance future operating requirements with cash on hand, cash flows from operations, and, depending on market conditions, short-term and long-term debt, and equity. Debt instruments that the Company has utilized include its revolving credit facility, the TILC warehouse facility, senior notes, convertible subordinated notes, asset-backed securities, and sale-leaseback transactions. The Company has also issued equity at various times. As of December 31, 2012, the Company had unrestricted cash balances of $573.0 million, $356.4 million available under its revolving credit facility, and $301.4 million available under its TILC warehouse facility. The Company believes it has access to adequate capital resources to fund operating requirements and is an active participant in the credit markets.

Off Balance Sheet Arrangements

See Note 5 of the Notes to Consolidated Financial Statements for information about off balance sheet arrangements.

Derivative Instruments

We use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. For derivative instruments designated as hedges, the Company formally documents the relationship between the derivative instrument and the hedged item, as well as the risk management objective and strategy for the use of the derivative instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments, or forecasted transactions. At the time a derivative instrument is entered into, and at least quarterly thereafter, the Company assesses whether the derivative instrument is effective in offsetting the changes in fair value or cash flows of the hedged item. Any change in fair value resulting in ineffectiveness, as defined by accounting standards issued by the FASB, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive loss ("AOCL") as a separate component of stockholders' equity and reclassified into earnings in the period during which the hedge transaction affects earnings. Trinity monitors its derivative positions and the credit ratings of its counterparties and does not anticipate losses due to counterparties' non-performance. See Note 3 of the Notes to Consolidated Financial Statements for discussion of how the Company valued its commodity hedges and interest rate swaps at December 31, 2012. See Note 11 of the Notes to Consolidated Financial Statements for a description of the Company's debt instruments.

Interest rate hedges

			Included in accompanying balance sheet at December 31, 2012
	Notional Amount	Interest Rate(1)	Liability	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(1.9)	$—
Promissory notes	$370.0	5.34%	$—	$7.2	$—
TRIP Holdings	$788.5	3.60%	$—	$19.9	$14.9
Open hedges:
TRIP Master Funding secured railcar equipment notes	$78.4	2.62%	$5.2	$2.9	$2.2
Promissory notes	$443.8	4.13%	$37.6	$34.9	$—

(1)	Weighted average fixed interest rate

	Effect on interest expense-increase/(decrease)
	Year Ended December 31,			Expected effect during next twelve months(1)
	2012	2011	2010
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$(0.3)	$(0.4)	$(0.4)	$(0.3)
Promissory notes	$3.3	$3.5	$3.8	$3.1
TRIP Holdings	$6.0	$17.4	$29.3	$5.6
Open hedges(2):
TILC Warehouse	$—	$—	$0.5	$—
TRIP Master Funding secured railcar equipment notes	$2.0	$1.1	$—	$1.8
Promissory notes	$18.4	$19.6	$19.7	$16.7

(1)	Based on fair value as of December 31, 2012

(2)	Cash flows related to open hedges are included as change in accrued liabilities in the Consolidated Statements of Cash Flows

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

During 2008, we entered into interest rate swap transactions, with a notional amount of $200.0 million, which were being used to hedge our exposure to changes in the variable interest rate associated with our TILC warehouse facility. The effect on interest expense included the mark-to-market valuation on the interest rate swap transactions and monthly interest settlements. These interest rate hedges expired during the fourth quarter of 2010.

In 2008, we entered into an interest rate swap derivative instrument, expiring in 2015, to fix the variable Libor component of the Promissory Notes. This derivative instrument transaction is being accounted for as a cash flow hedge. The effect on interest expense results primarily from monthly interest settlements.

Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $5.6 million of additional interest expense expected to be recognized during the twelve months following December 31, 2012. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with a notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The effect on interest expense results primarily from monthly interest settlements.

See Note 11 of the Notes to Consolidated Financial Statements regarding the related debt instruments.

Other Derivatives

	Effect on operating income - increase/(decrease)
	Year Ended December 31,
	2012	2011	2010
	(in millions)
Fuel hedges(1)
Effect of mark-to-market valuation	$0.4	$0.0	$0.0
Settlements	0.0	0.4	(0.1)
	$0.4	$0.4	$(0.1)
Foreign exchange hedges(2)	$(0.4)	$0.1	$(0.9)

(1)	Included in cost of revenues in the accompanying consolidated statement of operations

(2)	Included in other, net in the accompanying consolidated statement of operations

Natural gas and diesel fuel

We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet as of December 31, 2012 for these instruments was not significant.

Foreign exchange hedge

We enter into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. These instruments are short term with quarterly maturities and no remaining balance in AOCL as of December 31, 2012.

Stock-Based Compensation

We have a stock-based compensation plan covering our employees and our Board of Directors. See Note 16 of the Notes to Consolidated Financial Statements.

Employee Retirement Plans

As disclosed in Note 14 of the Notes to Consolidated Financial Statements, the projected benefit obligation for the employee retirement plans exceeds the plans' assets by $102.4 million as of December 31, 2012 as compared to $74.2 million as of December 31, 2011. The change was primarily due to a 115 basis point reduction in the obligation discount rate assumption. We continue to sponsor an employee savings plan under the existing 401(k) plan that covers substantially all employees and includes both a company matching contribution and an annual retirement contribution of up to 3% each of eligible compensation based on our performance, as well as a Supplemental Profit Sharing Plan. Both the annual retirement contribution and the company matching contribution are discretionary, requiring board approval, and made annually with the investment of the funds directed by the participants.

Employer contributions for the year ending December 31, 2013 are expected to be $18.9 million for the defined benefit plans compared to $17.3 million contributed during 2012. Employer contributions to the 401(k) plans and the Supplemental Profit Sharing Plan for the year ending December 31, 2013 are expected to be $11.9 million compared to $9.3 million during 2012.

Contractual Obligation and Commercial Commitments

As of December 31, 2012, we had the following contractual obligations and commercial commitments:

		Payments Due by Period
Contractual Obligations and Commercial Commitments	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
	(in millions)
Debt and capital lease obligations:
Debt:
Parent and wholly-owned subsidiaries, excluding unamortized debt discount	$2,237.8	$95.0	$338.7	$502.8	$1,301.3
TRIP Holdings	858.9	41.0	137.0	49.7	631.2
Capital lease obligations	45.8	2.9	6.4	7.2	29.3
Interest	1,035.8	166.6	285.8	215.1	368.3
	4,178.3	305.5	767.9	774.8	2,330.1

Operating leases	11.8	3.9	4.7	2.0	1.2
Obligations for purchase of goods and services[1]	649.6	630.1	14.8	4.7	—
Letters of credit	69.5	66.7	2.8	—	—
Leasing Group - operating leases related to sale/leaseback transactions	627.8	58.5	113.3	106.8	349.2
Other	17.5	14.9	1.8	0.8	—
Total	$5,554.5	$1,079.6	$905.3	$889.1	$2,680.5

1 Includes $567.1 million in purchase obligations for raw materials and components principally by the Rail, Inland Barge, and Energy Equipment Groups.

As of December 31, 2012 and 2011, we had $59.0 million and $65.8 million, respectively, of tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities. See Note 13 of the Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to bad debts, inventories, property, plant, and equipment, goodwill, income taxes, warranty obligations, insurance, restructuring costs, contingencies, and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, among others, affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Inventory

We state all our inventories at the lower of cost or market. Our policy related to excess and obsolete inventory requires an analysis of inventory at the business unit level on a quarterly basis and the recording of any required adjustments. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. It is possible that changes in required inventory reserves may occur in the future due to then current market conditions.

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

Goodwill

Goodwill is required to be tested for impairment annually, or on an interim basis, whenever events or circumstances change, indicating that the carrying amount of the goodwill might be impaired. The goodwill impairment test is a two-step process requiring the comparison of the reporting unit's estimated fair value with the carrying amount of its net assets. Step two of the impairment test is necessary to determine the amount of goodwill impairment to be recorded when the reporting unit's recorded net assets exceed its fair value. Impairment is assessed at the “reporting unit” level by applying a fair value-based test for each unit with recorded goodwill. The estimates and judgments that most significantly affect the fair value calculations are assumptions related to revenue and operating profit growth, discount rates and exit multiples. As of December 31, 2012, the Company's annual impairment test of goodwill was completed at the reporting unit level and no additional impairment charges were determined to be necessary. See Note 1 of the Notes to Consolidated Financial Statements for further explanation.

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

Insurance

We are effectively self-insured for workers' compensation claims. A third-party administrator processes all such claims. We accrue our workers' compensation liability based upon independent actuarial studies. To the extent actuarial assumptions change and claims experience rates differ from historical rates, our liability may change.

Contingencies and Litigation

The Company is involved in claims and lawsuits incidental to our business. Based on information currently available with respect to such claims and lawsuits, including information on claims and lawsuits as to which the Company is aware but for which the Company has not been served with legal process,  it is management's opinion that the ultimate outcome of all such claims and litigation, including settlements, in the aggregate will not have a material adverse effect on the Company's overall financial condition for purposes of financial reporting. However, resolution of certain claims or lawsuits by settlement or otherwise, could impact the operating results of the reporting period in which such resolution occurs.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method prescribed by ASC 740. See Note 13 in the Notes to Consolidated Financial Statements. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and other tax attributes using currently enacted tax rates. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Management is required to estimate the timing of the recognition of deferred tax assets and liabilities, make assumptions about the future deductibility of deferred tax assets and assess deferred tax liabilities based on enacted law and tax rates for the appropriate tax jurisdictions to determine the amount of such deferred tax assets and liabilities. Changes in the calculated deferred tax assets and liabilities may occur in certain circumstances, including statutory income tax rate changes, statutory tax law changes, changes in the anticipated timing of recognition of deferred tax assets and liabilities or changes in the structure or tax status of the Company. The Company assesses whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, both positive and negative, using a more likely than not standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses; a forecast of future profitability; the duration of statutory carryback and carryforward periods; the Company's experience with tax attributes expiring unused; and tax planning alternatives.

At December 31, 2012, the Company, excluding TRIP Holdings, had $103.3 million of Federal consolidated net operating loss carryforwards and tax-effected $5.4 million of state loss carryforwards. The Company has $42.2 million of foreign tax credit carryforwards which will expire between 2014 and 2022. The Federal net operating loss carryforwards are due to expire between 2028 and 2031. We have established a valuation allowance for Federal, state, and foreign tax operating losses and credits which may not be realizable. We believe that it is more likely than not that we will be able to generate sufficient future taxable income to utilize the remaining deferred tax assets.

TRIP Holdings had $439.7 million in Federal tax loss carryforwards at December 31, 2012 which are due to expire between 2027 and 2032. We expect TRIP Holdings to begin utilizing their tax loss carryforwards beginning in 2020. Because TRIP Holdings files a separate tax return from the Company, its tax loss carryforwards can only be used by TRIP Holdings and cannot be used to offset future taxable income of the Company.

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

Pensions

The Company sponsors defined benefit plans which provide retirement income and death benefits for certain eligible employees. The Company's pension costs and liabilities are primarily determined using actuarial assumptions regarding the long-term rate of return on plan assets and the discount rate used to determine the present value of future benefit obligations. The compensation increase rate assumption pertains solely to the pension plan of the Company's Inland Barge segment as the accrued benefits of the Company's remaining pension plans were frozen in 2009. Pension assumptions are reviewed annually by outside actuaries and the Company's management. These actuarial assumptions are summarized in the following table:

	Year Ended December 31,
	2012	2011	2010
Assumptions used to determine benefit obligations at the annual measurement date were:
Obligation discount rate	4.25%	5.40%	5.90%
Compensation increase rate	4.00%	3.00%	3.00%
Assumptions used to determine net periodic benefit costs were:
Obligation discount rate	5.40%	5.90%	6.10%
Long-term rate of return on plan assets	7.75%	7.75%	7.75%
Compensation increase rate	3.00%	3.00%	3.00%

The obligation discount rate assumption is determined by deriving a single discount rate from a theoretical settlement portfolio of high quality corporate bonds sufficient to provide for the plans' projected benefit payments. The expected long-term rate of return on plan assets is an assumption reflecting the anticipated weighted average rate of earnings on the portfolio over the long-term. To arrive at this rate, we developed estimates based upon the anticipated performance of the assets in its portfolio. The effect of a change in either of these assumptions on the net retirement cost for the year ended December 31, 2012 and on the projected benefit obligations at December 31, 2012 is summarized as follows:

	Effect on Net Retirement Cost for the Year Ended December 31, 2012	Effect on Projected Benefit Obligations at December 31, 2012
Assumptions:	Increase/(decrease) (in millions)
Obligation discount rate:
Increase of 50 basis points	$(0.5)	$(29.0)
Decrease of 50 basis points	$0.5	$32.3
Long-term rate of return on plan assets:
Increase of 50 basis points	$(1.5)	$—
Decrease of 50 basis points	$1.5	$—

Recent Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements for information about recent accounting pronouncements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our earnings could be affected by changes in interest rates due to the impact those changes have on our variable rate debt obligations, which represented 23.8% of our total debt as of December 31, 2012. If interest rates average one percentage point more in fiscal year 2013 than they did during 2012, our interest expense would increase by $2.5 million, after considering the effects of interest rate hedges. In comparison, at December 31, 2011, we estimated that if interest rates averaged one percentage point more in fiscal year 2012 than they did during 2011, our interest expense would increase by $3.9 million. The impact of an increase in interest rates was determined based on the impact of the hypothetical change in interest rates and scheduled principal payments on our variable-rate debt obligations as of December 31, 2012 and 2011. A one percentage point increase in the interest rate yield would decrease the fair value of the fixed rate debt by approximately $227.7 million. A one percentage point decrease in the interest rate yield would increase the fair value of the fixed rate debt by approximately $263.5 million.

Trinity uses derivative instruments to mitigate the impact of increases in natural gas and diesel fuel prices. Existing hedge transactions as of December 31, 2012 are based on the New York Mercantile Exchange for natural gas and heating oil. Hedge transactions are settled with the counterparty in cash. At December 31, 2012 and December 31, 2011 the effect on the consolidated balance sheets was insignificant. The effect on the consolidated statement of operations for the year ended December 31, 2012 was operating income of $0.4 million, and for the year ended December 31, 2011 was operating income of $0.2 million. We estimate that the impact to earnings and the balance sheet that could result from hypothetical price changes of up to 10% is not significant based on hedge positions at December 31, 2012.

In addition, we are subject to market risk related to our net investments in our foreign subsidiaries. The net investment in foreign subsidiaries as of December 31, 2012 was $222.7 million. The impact of such market risk exposures as a result of foreign exchange rate fluctuations has not been material to us. See Note 12 of the Notes to Consolidated Financial Statements.

Item 8. Financial Statements

Trinity Industries, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
  Trinity Industries, Inc.

We have audited the accompanying consolidated balance sheets of Trinity Industries, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trinity Industries, Inc. and Subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trinity Industries, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 21, 2013

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2012	2011	2010
	(in millions, except per share amounts)
Revenues:
Manufacturing	$3,167.5	$2,386.9	$1,466.2
Leasing	644.4	551.4	464.5
	3,811.9	2,938.3	1,930.7
Operating costs:
Cost of revenues:
Manufacturing	2,649.9	2,039.3	1,236.3
Leasing	350.3	290.3	244.0
Other	51.3	27.9	10.9
	3,051.5	2,357.5	1,491.2
Selling, engineering, and administrative expenses:
Manufacturing	143.4	127.1	111.4
Leasing	29.4	23.4	20.1
Other	51.3	43.5	33.9
	224.1	194.0	165.4
Gains on disposition of property, plant, and equipment:
Net gains on railcar lease fleet sales	33.5	16.2	6.6
Disposition of flood-damaged property, plant, and equipment	0.4	17.6	9.7
Other	4.6	6.2	3.8
	38.5	40.0	20.1

Total operating profit	574.8	426.8	294.2
Other (income) expense:
Interest income	(1.5)	(1.5)	(1.4)
Interest expense	194.7	185.3	182.1
Other, net	(4.3)	4.0	6.8
	188.9	187.8	187.5
Income from continuing operations before income taxes	385.9	239.0	106.7
Provision (benefit) for income taxes:
Current	7.7	31.7	(31.2)
Deferred	126.3	60.5	68.5
	134.0	92.2	37.3
Net income from continuing operations	251.9	146.8	69.4
Income (loss) from discontinued operations, net of provision (benefit) for income taxes of $1.1, $(0.4), and $3.6	1.8	(1.1)	6.0
Net income	253.7	145.7	75.4
Net income (loss) attributable to noncontrolling interest	(1.5)	3.5	8.0
Net income attributable to Trinity Industries, Inc.	$255.2	$142.2	$67.4
Net income (loss) attributable to Trinity Industries, Inc. per common share:
Basic:
Continuing operations	$3.18	$1.78	$0.77
Discontinued operations	0.02	(0.01)	0.08
	$3.20	$1.77	$0.85
Diluted:
Continuing operations	$3.17	$1.78	$0.77
Discontinued operations	0.02	(0.01)	0.08
	$3.19	$1.77	$0.85
Weighted average number of shares outstanding:
Basic	77.3	77.5	76.8
Diluted	77.5	77.8	77.0
Dividends declared per common share	$0.42	$0.35	$0.32
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Net income	$253.7	$145.7	$75.4
Other comprehensive income (loss):
Unrealized loss on derivative financial instruments:
Unrealized gain (loss) arising during the period, net of tax expense (benefit) of $4.2, $(1.9), and $(10.4)	7.2	(3.9)	(18.5)
Reclassification adjustments for losses included in net income, net of tax expense of $3.2, $2.3, and $1.3	5.8	4.1	2.1
Currency translation adjustment – reclassification adjustment for loss included in net income, net of tax expense of $0.4, $0.0, and $0.0	0.6	0.0	0.0
Net actuarial gains (losses) of defined benefit plans:
Unrealized gain (loss) arising during the period, net of tax expense (benefit) of $(17.8), $(17.5), and $4.4	(30.3)	(29.8)	7.5
Amortization of net actuarial loss, net of tax expense of $1.1, $0.6, and $0.8	2.2	1.2	1.2
Other, net of tax benefit of $-, $-, and $0.7	—	—	1.1
	(14.5)	(28.4)	(6.6)
Comprehensive income	239.2	117.3	68.8
Less: comprehensive income (loss) attributable to noncontrolling interest	0.1	3.6	(1.1)
Comprehensive income attributable to Trinity Industries, Inc.	$239.1	$113.7	$69.9

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
	(in millions)
ASSETS
Cash and cash equivalents	$573.0	$351.1
Receivables, net of allowance for doubtful accounts of $4.6 and $8.3	390.0	385.9
Inventories:
Raw materials and supplies	405.3	319.5
Work in process	140.9	125.6
Finished goods	121.5	99.5
	667.7	544.6
Restricted cash, including TRIP Holdings of $50.3 and $74.6	223.2	240.3
Property, plant, and equipment, at cost, including TRIP Holdings of $1,272.4 and $1,257.7	5,642.0	5,336.8
Less accumulated depreciation, including TRIP Holdings of $153.8 and $122.7	(1,343.0)	(1,177.7)
	4,299.0	4,159.1
Goodwill	240.4	219.5
Assets held for sale and discontinued operations	27.9	32.5
Other assets	248.7	188.0
	$6,669.9	$6,121.0
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$188.2	$207.4
Accrued liabilities	583.1	421.3
Debt:
Recourse, net of unamortized discount of $87.5 and $99.8	458.1	455.0
Non-recourse:
Parent and wholly-owned subsidiaries	1,738.0	1,616.0
TRIP Holdings	858.9	901.2
	3,055.0	2,972.2
Deferred income	44.5	38.7
Deferred income taxes	572.4	434.7
Liabilities held for sale and discontinued operations	3.7	2.7
Other liabilities	85.4	95.7
	4,532.3	4,172.7
Stockholders’ equity:
Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – 200.0 shares authorized; shares issued and outstanding at December 31, 2012 and 2011 – 81.7	81.7	81.7
Capital in excess of par value	652.6	626.5
Retained earnings	1,536.7	1,314.7
Accumulated other comprehensive loss	(150.1)	(134.0)
Treasury stock – shares at December 31, 2012 – 2.6; at December 31, 2011 – 1.5	(67.9)	(25.1)
	2,053.0	1,863.8
Noncontrolling interest	84.6	84.5
	2,137.6	1,948.3
	$6,669.9	$6,121.0
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Operating activities:
Net income	$253.7	$145.7	$75.4
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(1.8)	1.1	(6.0)
Depreciation and amortization	193.7	187.7	180.9
Stock-based compensation expense	27.7	22.8	14.4
Excess tax benefits from stock-based compensation	(0.6)	(3.2)	(0.6)
Provision for deferred income taxes	126.3	60.5	68.5
Net gains on sales of railcars owned more than one year at the time of sale	(33.5)	(16.2)	(6.6)
Gain on disposition of property, plant, equipment, and other assets	(4.6)	(6.2)	(3.8)
Gain on disposition of flood-damaged property, plant, equipment, and other assets	(0.4)	(17.6)	(9.7)
Non-cash interest expense	22.0	18.6	13.6
Other	(3.2)	1.4	(6.0)
Changes in assets and liabilities:
(Increase) decrease in receivables	2.7	(150.3)	(56.0)
(Increase) decrease in inventories	(117.2)	(212.5)	(88.3)
(Increase) decrease in other assets	(43.1)	(7.7)	27.5
Increase (decrease) in accounts payable	(16.7)	74.9	50.9
Increase (decrease) in accrued liabilities	125.5	(11.5)	(62.0)
Increase (decrease) in other liabilities	(3.9)	14.0	(25.4)
Net cash provided by operating activities - continuing operations	526.6	101.5	166.8
Net cash provided by operating activities - discontinued operations	0.8	9.4	3.7
Net cash provided by operating activities	527.4	110.9	170.5
Investing activities:
(Increase) decrease in short-term marketable securities	—	158.0	(88.0)
Proceeds from sales of railcars owned more than one year at the time of sale	126.3	60.6	33.6
Proceeds from lease fleet sales – sale and leaseback	58.3	44.4	—
Proceeds from disposition of property, plant, equipment, and other assets	16.8	8.5	7.0
Proceeds from disposition of flood-damaged property, plant, and equipment	—	23.3	12.0
Capital expenditures – leasing, net of sold railcars owned one year or less	(352.6)	(258.6)	(213.8)
Capital expenditures – manufacturing and other	(116.6)	(47.6)	(27.0)
Capital expenditures – replacement of flood-damaged property, plant, and equipment	—	(29.4)	(12.0)
Acquisitions, net of cash acquired	(46.2)	(42.5)	(47.9)
Other	1.7	—	—
Net cash required by investing activities - continuing operations	(312.3)	(83.3)	(336.1)
Net cash provided (required) by investing activities - discontinued operations	0.9	(1.7)	27.9
Net cash required by investing activities	(311.4)	(85.0)	(308.2)
Financing activities:
Proceeds from issuance of common stock, net	4.1	2.1	1.7
Excess tax benefits from stock-based compensation	0.6	3.2	0.6
Payments to retire debt	(378.4)	(1,112.3)	(363.5)
Payments to retire debt - assumed debt of Quixote	—	—	(40.0)
Proceeds from issuance of debt	443.8	1,143.3	362.7
(Increase) decrease in restricted cash	17.1	(33.2)	(25.4)
Shares repurchased	(45.2)	—	—
Purchase of additional interest in TRIP Holdings	—	—	(28.6)
Dividends paid to common shareholders	(31.7)	(27.2)	(25.4)
Distribution to noncontrolling interest	—	—	(2.6)
Other	(5.3)	(6.6)	—
Net cash provided (required) by financing activities - continuing operations	5.0	(30.7)	(120.5)
Net cash provided by financing activities - discontinued operations	0.9	1.9	0.4
Net cash provided (required) by financing activities	5.9	(28.8)	(120.1)
Net increase (decrease) in cash and cash equivalents	221.9	(2.9)	(257.8)
Cash and cash equivalents at beginning of period	351.1	354.0	611.8
Cash and cash equivalents at end of period	$573.0	$351.1	$354.0

Interest paid for the years ended December 31, 2012, 2011, and 2010 was $174.8 million, $154.9 million, and $160.5 million, respectively. Net tax payments received (made) for the years ended December 31, 2012, 2011, and 2010 were $(18.4) million, $(2.5) million, and $16.0 million, respectively.

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock					Treasury Stock
	Shares	$1 Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	(in millions, except par value)
Balances at December 31, 2009	81.7	$81.7	$598.4	$1,158.5	$(98.0)	(2.5)	$(39.7)	$1,700.9	$129.9	$1,830.8
Net income	—	—	—	67.4	—	—	—	67.4	8.0	75.4
Other comprehensive income (loss)	—	—	—	—	2.5	—	—	2.5	(9.1)	(6.6)
Cash dividends on common stock	—	—	—	(25.4)	—	—	—	(25.4)	—	(25.4)
Restricted shares issued, net	—	—	(2.3)	—	—	0.4	9.2	6.9	—	6.9
Stock options exercised	—	—	(0.8)	—	—	0.1	2.5	1.7	—	1.7
Income tax expense from stock options exercised	—	—	(0.2)	—	—	—	—	(0.2)	—	(0.2)
Stock-based compensation expense	—	—	0.6	—	—	—	—	0.6	—	0.6
Purchase of additional interest in TRIP Holdings	—	—	10.3	—	—	—	—	10.3	(47.9)	(37.6)
Other	—	—	0.1	—	—	0.1	—	0.1	—	0.1
Balances at December 31, 2010	81.7	$81.7	$606.1	$1,200.5	$(95.5)	(1.9)	$(28.0)	$1,764.8	$80.9	$1,845.7
Net income	—	—	—	142.2	—	—	—	142.2	3.5	145.7
Other comprehensive income (loss)	—	—	—	—	(28.5)	—	—	(28.5)	0.1	(28.4)
Cash dividends on common stock	—	—	—	(28.0)	—	—	—	(28.0)	—	(28.0)
Restricted shares issued, net	—	—	6.7	—	—	0.2	0.3	7.0	—	7.0
Stock options exercised	—	—	(0.5)	—	—	0.2	2.6	2.1	—	2.1
Income tax benefit from stock options exercised	—	—	3.5	—	—	—	—	3.5	—	3.5
Stock-based compensation expense	—	—	0.6	—	—	—	—	0.6	—	0.6
Reclassification of purchase of additional interest in TRIP Holdings	—	—	15.5	—	(15.5)	—	—	—	—	—
Tax expense allocation related to TRIP Holdings unrealized loss on derivative financial instruments	—	—	(5.5)	—	5.5	—	—	—	—	—
Other	—	—	0.1	—	—	—	—	0.1	—	0.1
Balances at December 31, 2011	81.7	$81.7	$626.5	$1,314.7	$(134.0)	(1.5)	$(25.1)	$1,863.8	$84.5	$1,948.3
Net income (loss)	—	—	—	255.2	—	—	—	255.2	(1.5)	253.7
Other comprehensive income (loss)	—	—	—	—	(16.1)	—	—	(16.1)	1.6	(14.5)
Cash dividends on common stock	—	—	—	(33.2)	—	—	—	(33.2)	—	(33.2)
Restricted shares issued, net	—	—	26.4	—	—	0.4	(1.7)	24.7	—	24.7
Stock options exercised	—	—	(0.7)	—	—	0.3	4.8	4.1	—	4.1
Income tax benefit from stock options exercised	—	—	0.2	—	—	—	—	0.2	—	0.2
Stock-based compensation expense	—	—	0.2	—	—	—	—	0.2	—	0.2
Shares repurchased	—	—	—	—	—	(1.8)	(45.2)	(45.2)	—	(45.2)
Other	—	—	—	—	—	0.0	(0.7)	(0.7)	—	(0.7)
Balances at December 31, 2012	81.7	$81.7	$652.6	$1,536.7	$(150.1)	(2.6)	$(67.9)	$2,053.0	$84.6	$2,137.6
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements of Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity”, “Company”, “we” or “our”) include the accounts of its wholly-owned subsidiaries and its majority-owned subsidiary, TRIP Rail Holdings LLC ("TRIP Holdings"). All significant intercompany accounts and transactions have been eliminated. Certain amounts previously reported have been adjusted in the accompanying consolidated financial statements to remove the effects of discontinued operations. See Note 2 Acquisitions and Divestitures.

Stockholders' Equity

In September 2012, the Company’s Board of Directors authorized a new $200 million share repurchase program, effective October 1, 2012, which expires on December 31, 2014. The new program replaced the prior program which expired on September 30, 2012. During the year ended December 31, 2012, the Company repurchased 1,834,221 shares under the prior program at a cost of $45.2 million.

In 2011, an amount of $15.5 million was reclassified between capital in excess of par value and accumulated other comprehensive loss to properly reflect the additional amount of accumulated unrealized loss on derivative financial instruments attributable to the Company after the purchase of additional interests in TRIP Holdings.

Revenue Recognition

Revenues for contracts providing for a large number of units and few deliveries are recorded as the individual units are produced, inspected, and accepted by the customer as the risk of loss passes to the customer upon pre-delivery acceptance on these contracts. This occurs primarily in the Rail and Inland Barge Groups. Revenue from rentals and operating leases, including contracts which contain non-level fixed rental payments, is recognized monthly on a straight-line basis. Revenue is recognized from the sales of railcars from the lease fleet on a gross basis in leasing revenues and cost of revenues if the railcar has been owned by the lease fleet for one year or less at the time of sale. Sales of railcars from the lease fleet that have been owned by the lease fleet for more than one year are recognized as a net gain or loss from the disposal of a long-term asset. Fees for shipping and handling are recorded as revenue. For all other products, we recognize revenue when products are shipped or services are provided.

Income Taxes

The liability method is used to account for income taxes. Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances reduce deferred tax assets to an amount that will more likely than not be realized.

The Company regularly evaluates the likelihood of realization of tax benefits derived from positions it has taken in various federal and state filings after consideration of all relevant facts, circumstances, and available information. For those tax positions that are deemed more likely than not to be sustained, the Company recognizes the benefit it believes is cumulatively greater than 50% likely to be realized. To the extent the Company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of recorded reserves, the effective tax rate in a given financial statement period could be materially impacted.

Financial Instruments

The Company considers all highly liquid debt instruments to be either cash and cash equivalents if purchased with a maturity of three months or less, or short-term marketable securities if purchased with a maturity of more than three months and less than one year.

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments, short-term marketable securities, and receivables. The Company places its cash investments and short-term marketable securities in bank deposits and investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer. Concentrations of credit risk with respect to receivables are limited due to control procedures that monitor the credit worthiness of customers, the large number of customers in the Company's customer base, and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance for doubtful accounts based upon the expected collectability of all receivables. Receivable balances determined to be uncollectible are charged against the allowance. The carrying values of cash, receivables and accounts payable are considered to be representative of their respective fair values. At December 31, 2012, one customer’s net receivable balance in our Energy Equipment Group, all within terms, accounted for 21% of the consolidated net receivables balance outstanding.

Inventories

Inventories are valued at the lower of cost or market, with cost determined principally on the first in first out method. Market is replacement cost or net realizable value. Work in process and finished goods include material, labor, and overhead.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. The estimated useful lives are: buildings and improvements - 3 to 30 years; leasehold improvements - the lesser of the term of the lease or 7 years; machinery and equipment - 2 to 10 years; information systems hardware and software - 2 to 5 years; and railcars in our lease fleet - generally 35 years. The costs of ordinary maintenance and repair are charged to operating costs while renewals and major replacements are capitalized.

Long-lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used for potential impairment. The carrying value of long-lived assets to be held and used is considered impaired only when their carrying value is not recoverable through undiscounted future cash flows and the fair value of the assets is less than their carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the estimated cost to dispose of the assets. Impairment losses were not material for the years ended December 31, 2012, 2011, and 2010.

Goodwill and Intangible Assets

Goodwill is required to be tested for impairment annually, or on an interim basis whenever events or circumstances change, indicating that the carrying amount of the goodwill might be impaired. The goodwill impairment test is a two-step process with step one requiring the comparison of the reporting unit's estimated fair value with the carrying amount of its net assets. Step two of the impairment test is necessary to determine the amount of goodwill impairment to be recorded when the reporting unit's recorded net assets exceed its fair value. Impairment is assessed at the “reporting unit” level by applying a fair value-based test for each unit with recorded goodwill. The estimates and judgments that most significantly affect the fair value calculations are assumptions related to revenue and operating profit growth, discount rates and exit multiples. As of December 31, 2012 and 2011, the Company's annual impairment test of goodwill was completed at the reporting unit level and no impairment charges were determined to be necessary.

Intangible assets with defined useful lives, which as of December 31, 2012 had net book values of $21.7 million, are amortized over their estimated useful lives, and were also evaluated for potential impairment as of December 31, 2012.

Restricted Cash

Restricted cash consists of cash and cash equivalents that are held as collateral for the Company's non-recourse debt and lease obligations and as such are restricted in use.

Insurance

The Company is effectively self-insured for workers' compensation. A third party administrator is used to process claims. We accrue our workers' compensation liability based upon independent actuarial studies.

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

Foreign Currency Translation

Operations outside the United States prepare financial statements in currencies other than the United States dollar. The income statement amounts are translated at average exchange rates for the year, while the assets and liabilities are translated at year-end exchange rates. Translation adjustments are accumulated as a separate component of stockholders' equity and other comprehensive loss. The functional currency of our Mexico operations is considered to be the United States dollar.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive net income (loss) consists of net income (loss), foreign currency translation adjustments, the effective unrealized gains and losses on the Company's derivative financial instruments, and the net actuarial gains and losses of the Company's defined benefit plans. See Note 15 Accumulated Other Comprehensive Loss (“AOCL”). All components are shown net of tax.

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

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02, "Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income," ("ASU 2013-02") which amended prior reporting requirements with respect to comprehensive income by requiring additional disclosures about the amounts reclassified out of accumulated other comprehensive loss by component. ASU 2013-02 became effective for public companies during interim and annual reporting periods beginning after December 15, 2012 with early adoption permitted. Accordingly, the Company adopted this new standard on January 1, 2013. The adoption of ASU 2013-02 did not have an impact on the Company's consolidated financial position, results of operations, or cash flows.

Management's Estimates

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

Reclassifications

Certain prior year balances have been reclassified in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows to conform to the 2012 presentation.

Note 2. Acquisitions and Divestitures

For the years ended December 31, 2012 and 2011, all of our acquisition and divestiture activity occurred in the Construction Products Group. This activity consisted of three acquisitions and one divestiture during 2012, and four acquisitions and one divestiture in 2011. For the year ended December 31, 2010, we completed three acquisitions consisting of two by the Construction Products Group and one by the Energy Equipment Group. For the year ended December 31, 2010, there were two divestitures which occurred in the Construction Products Group. One of the 2012 acquisitions, completed in December 2012, was recorded based on a preliminary valuation of the net assets acquired. As a result of our acquisition activity, we recorded certain assets and liabilities at their acquisition date fair value based on level 3 inputs. Such assets and liabilities were not significant in relation to consolidated assets and liabilities. See Note 3 Fair Value Accounting for a discussion of inputs in determining fair value.

In February 2010, the Company's Construction Products Group acquired Quixote Corporation (“Quixote”), a leading manufacturer of energy-absorbing highway crash cushions, truck-mounted attenuators, and other transportation products, for a total cost of $58.1 million. In addition, the Company assumed $40.0 million in debt that was subsequently retired in the first quarter of 2010. Based on its valuation of the net assets acquired, Trinity recorded goodwill of $22.7 million and $24.2 million in intangible assets primarily consisting of the acquisition-date fair value allocated to patents, trade names and customer relationships that are being amortized over their estimated economic life which generally ranges from four to twenty years. As a result of the acquisition, the Company recorded transaction-related expenses of $4.6 million including a $1.5 million write-down of its pre-acquisition investment in Quixote classified as other selling, engineering, and administrative costs. In addition to the transaction-related expenses listed above, there was a $1.8 million reclassification of previously-recognized charges from AOCL to earnings representing the decline in fair value of the Company's pre-acquisition investment in Quixote, included in Other, net in the consolidated statement of operations. See Note 12 Other, Net and Note 15 Accumulated Other Comprehensive Loss.

Acquisition and divestiture activity for 2012, 2011 and 2010 is summarized below:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Acquisitions:
Total cost	$48.8	$56.4	$70.5
Net cash paid	$46.2	$42.5	$49.9
Goodwill recorded	$20.9	$29.3	$33.3

Divestitures:
Proceeds	$2.1	$8.3	$30.8
Gain recognized	$1.5	$0.7	$3.8
Goodwill charged off	$0.1	$1.0	$16.5

Discontinued operation - Ready Mix Concrete Operations

In December 2012, the Company entered into an agreement to sell its remaining ready-mix concrete operations. The terms of the transaction are expected to be finalized and the transaction closed during 2013. The expected divestiture of our remaining ready-mix concrete operations has been accounted for and reported as a discontinued operation and, accordingly, historical amounts previously reported have been adjusted, where appropriate, to remove the effect of discontinued operations. Further, assets and liabilities related to the discontinued operations have been classified as Assets/Liabilities Held for Sale and Discontinued Operations in the accompanying consolidated balance sheets as follows:

	December 31, 2012	December 31, 2011
	(in millions)
Assets of Ready-Mix Concrete Operations:
Inventories	$4.5	$5.3
Property, plant, and equipment, net	16.9	20.4
Goodwill	6.3	6.4
Other	0.2	0.4
	$27.9	$32.5
Liabilities of Ready-Mix Concrete Operations:
Debt	$3.7	$2.7
	$3.7	$2.7

Condensed results of operations for the Ready-Mix Concrete Operations for the years ended December 31, 2012, 2011, and 2010 are as follows:

	Year Ended December 31,
	2012	2011	2010
Revenues	$121.4	$136.8	$224.8

Income (loss) from discontinued operations before income taxes	$2.9	$(1.5)	$9.6
Provision (benefit) for income taxes	1.1	(0.4)	3.6
Net income (loss) from discontinued operations	$1.8	$(1.1)	$6.0

Note 3. Fair Value Accounting

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of December 31, 2012
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$246.6	$155.0	$—	$401.6
Restricted cash	223.2	—	—	223.2
Equity call agreement with TRIP Holdings equity investor[1]	—	—	0.8	0.8
Fuel derivative instruments[1]	—	0.1	—	0.1
Total assets	$469.8	$155.1	$0.8	$625.7
Liabilities:
Interest rate hedges:[2]
Wholly-owned subsidiary	$—	$37.6	$—	$37.6
TRIP Holdings	—	5.2	—	5.2
Equity put agreement with TRIP Holdings equity investor[3]	—	—	2.9	2.9
Fuel derivative instruments[2]	—	0.0	—	0.0
Total liabilities	$—	$42.8	$2.9	$45.7

	Fair Value Measurement as of December 31, 2011
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$246.6	$—	$—	$246.6
Restricted cash	240.3	—	—	240.3
Equity call agreement with TRIP Holdings equity investor[1]	—	—	0.7	0.7
Total assets	$486.9	$—	$0.7	$487.6
Liabilities:
Interest rate hedges:[2]
Wholly-owned subsidiary	$—	$48.9	$—	$48.9
TRIP Holdings	—	4.8	—	4.8
Equity put agreement with TRIP Holdings equity investor[3]	—	—	3.1	3.1
Fuel derivative instruments[2]	—	0.1	—	0.1
Total liabilities	$—	$53.8	$3.1	$56.9
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

Level 1 – This level is defined as quoted prices in active markets for identical assets or liabilities. The Company’s cash equivalents, excluding commercial paper, and restricted cash are instruments of the U.S. Treasury or highly-rated money market mutual funds.

Level 2 – This level is defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Cash equivalents include commercial paper valued using quoted prices in secondary markets. The Company’s fuel derivative instruments, which are commodity options, are valued using energy and commodity market data. Interest rate hedges are valued at exit prices obtained from each counterparty. See Note 7 Derivative Instruments and Note 11 Debt.

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

The carrying amounts and estimated fair values of our long-term debt are as follows:

	December 31, 2012		December 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Recourse:
Convertible subordinated notes	$450.0	$506.6	$450.0	$439.4
Less: unamortized discount	(87.5)		(99.8)
	362.5		350.2
Capital lease obligations	45.8	45.8	48.6	48.6
Term loan	48.6	53.3	54.7	55.7
Other	1.2	1.2	1.5	1.5
	458.1	606.9	455.0	545.2
Non-recourse:
2006 secured railcar equipment notes	255.8	292.0	269.3	278.5
Promissory notes	424.1	414.6	465.5	448.6
2009 secured railcar equipment notes	209.2	260.4	218.4	228.6
2010 secured railcar equipment notes	341.5	387.2	354.3	333.1
2012 secured railcar equipment notes	333.8	321.7	—	—
TILC warehouse facility	173.6	173.6	308.5	308.5
TRIP Holdings senior secured notes	61.2	62.5	61.2	61.6
TRIP Master Funding secured railcar equipment notes	797.7	952.0	840.0	834.9
	2,596.9	2,864.0	2,517.2	2,493.8
Total	$3,055.0	$3,470.9	$2,972.2	$3,039.0

The estimated fair value of our convertible subordinated notes was based on a quoted market price as of December 31, 2012 and 2011, respectively (Level 1 input). The estimated fair values of our 2006, 2009, 2010, and 2012 secured railcar equipment notes, promissory notes, TRIP Holdings senior secured notes, TRIP Rail Master Funding LLC (“TRIP Master Funding”) secured railcar equipment notes, and term loan are based on our estimate of their fair value as of December 31, 2012 and 2011, respectively. These values were determined by discounting their future cash flows at the current market interest rate (Level 3 inputs). The carrying value of our Trinity Industries Leasing Company (“TILC”) warehouse facility approximates fair value because the interest rate adjusts to the market interest rate and the Company’s credit rating has not changed since the loan agreement was renewed in February 2011 and extended in February 2013 (Level 3 input). The fair values of all other financial instruments are estimated to approximate carrying value. See Note 11 Debt for a description of the Company's long-term debt.

Note 4. Segment Information

The Company reports operating results in five principal business segments: (1) the Rail Group, which manufactures and sells railcars and related parts and components; (2) the Construction Products Group, which manufactures and sells highway products and other steel products for infrastructure-related projects and produces aggregates; (3) the Inland Barge Group, which manufactures and sells barges and related products for inland waterway services; (4) the Energy Equipment Group, which manufactures and sells products for energy related businesses, including structural wind towers, containers and tank heads for pressure and non-pressure vessels, and utility, traffic, and lighting structures; and (5) the Railcar Leasing and Management Services Group (“Leasing Group”), which owns and operates a fleet of railcars as well as provides third-party fleet management, maintenance, and leasing services. The segment All Other includes our captive insurance and transportation companies; legal, environmental, and maintenance costs associated with non-operating facilities; other peripheral businesses; and the change in market valuation related to ineffective commodity hedges. Gains and losses from the sale of property, plant, and equipment that are related to manufacturing and dedicated to the specific manufacturing operations of a particular segment are included in operating profit of that respective segment. Gains and losses from the sale of property, plant, and equipment that can be utilized by multiple segments are included in operating profit of the All Other segment.

As discussed in Note 2, Acquisitions and Divestitures, in December 2012, the Company entered into an agreement to sell its remaining ready-mix concrete operations that have historically been a component of the Construction Products Group. The expected divestiture of our remaining ready-mix concrete operations has been accounted for and reported as a discontinued operation and, accordingly, historical segment information previously reported has been adjusted to exclude the discontinued operations from the Construction Products Group.

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

The financial information from continuing operations for these segments is shown in the tables below. We operate principally in North America.

Year Ended December 31, 2012

	Revenues			Operating Profit (Loss)	Assets	Depreciation & Amortization	Capital Expenditures
	External	Intersegment	Total
	(in millions)
Rail Group	$1,512.1	$500.9	$2,013.0	$199.0	$916.2	$21.8	$47.8
Construction Products Group	461.2	22.5	483.7	44.8	415.2	16.6	15.7
Inland Barge Group	675.2	—	675.2	124.7	154.4	7.6	15.0
Energy Equipment Group	506.0	52.6	558.6	18.2	400.1	19.0	25.2
Railcar Leasing and Management Services Group	644.4	2.7	647.1	300.9	4,538.8	120.5	352.6
All Other	13.0	68.4	81.4	(10.2)	30.9	4.4	6.6
Corporate	—	—	—	(51.5)	744.9	3.9	6.3
Eliminations – Lease subsidiary	—	(485.9)	(485.9)	(50.8)	(446.2)	—	—
Eliminations – Other	—	(161.2)	(161.2)	(0.3)	(112.3)	(0.1)	—
Consolidated Total	$3,811.9	$—	$3,811.9	$574.8	$6,642.0	$193.7	$469.2

Year Ended December 31, 2011

	Revenues			Operating Profit (Loss)	Assets	Depreciation & Amortization	Capital Expenditures
	External	Intersegment	Total
	(in millions)
Rail Group	$931.7	$343.0	$1,274.7	$77.3	$684.6	$23.9	$11.4
Construction Products Group	440.4	12.9	453.3	54.9	370.7	15.5	7.7
Inland Barge Group	548.5	—	548.5	106.4	189.2	6.4	38.0
Energy Equipment Group	454.8	18.0	472.8	8.9	392.9	18.4	10.4
Railcar Leasing and Management Services Group	551.4	0.6	552.0	254.5	4,462.1	115.7	258.6
All Other	11.5	50.3	61.8	(3.8)	30.5	4.4	4.0
Corporate	—	—	—	(43.6)	512.9	3.6	5.5
Eliminations – Lease subsidiary	—	(325.5)	(325.5)	(28.3)	(440.3)	—	—
Eliminations – Other	—	(99.3)	(99.3)	0.5	(114.1)	(0.2)	—
Consolidated Total	$2,938.3	$—	$2,938.3	$426.8	$6,088.5	$187.7	$335.6

Year Ended December 31, 2010

	Revenues			Operating Profit (Loss)	Assets	Depreciation & Amortization	Capital Expenditures
	External	Intersegment	Total
	(in millions)
Rail Group	$289.7	$232.4	$522.1	$1.5	$482.9	$24.0	$4.0
Construction Products Group	333.5	20.5	354.0	37.8	294.0	15.0	3.5
Inland Barge Group	422.3	—	422.3	69.0	94.5	5.5	14.6
Energy Equipment Group	408.5	11.1	419.6	35.1	352.4	17.1	8.1
Railcar Leasing and Management Services Group	464.5	—	464.5	207.0	4,452.6	112.6	213.8
All Other	12.2	36.3	48.5	(11.4)	27.5	3.6	4.2
Corporate	—	—	—	(33.8)	538.5	3.4	4.6
Eliminations – Lease subsidiary	—	(216.8)	(216.8)	(8.4)	(522.1)	—	—
Eliminations – Other	—	(83.5)	(83.5)	(2.6)	(1.5)	(0.3)	—
Consolidated Total	$1,930.7	$—	$1,930.7	$294.2	$5,718.8	$180.9	$252.8

Corporate assets are composed of cash and cash equivalents, short-term marketable securities, notes receivable, certain property, plant, and equipment, and other assets. Capital expenditures do not include business acquisitions. Capital expenditures for the Inland Barge Group in 2011 and 2010 primarily relate to the repair and replacement of flood-damaged property, plant, and equipment at the Company's manufacturing facilities in Missouri and Tennessee. See Note 8 Property, Plant, and Equipment.

Externally reported revenues and operating profit for our Mexico operations for the years ended December 31, 2012, 2011, and 2010 are presented below:

	External Revenues			Operating Profit
	Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010
	(in millions)
Mexico	$96.4	$123.0	$98.3	$0.2	$18.4	$3.4

Total assets and long-lived assets for our Mexico operations as of December 31, 2012 and 2011 are presented below:

	Total Assets		Long-Lived Assets
	December 31,
	2012	2011	2012	2011
	(in millions)
Mexico	$285.8	$240.4	$141.2	$143.2

Note 5. Railcar Leasing and Management Services Group

The Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet management, maintenance, and leasing services. Selected consolidating financial information for the Leasing Group is as follows:

	December 31, 2012
	Leasing Group
	Wholly- Owned Subsidiaries	TRIP Holdings	Manufacturing/ Corporate	Total
	(in millions)
Cash and cash equivalents	$5.7	$—	$567.3	$573.0
Property, plant, and equipment, net	$3,203.8	$1,118.6	$539.3	$4,861.7
Net deferred profit on railcars sold to the Leasing Group	(381.8)	(180.9)	—	(562.7)
	$2,822.0	$937.7	$539.3	$4,299.0
Restricted cash	$172.9	$50.3	$—	$223.2
Debt:
Recourse	$94.4	$—	$451.2	$545.6
Less: unamortized discount	—	—	(87.5)	(87.5)
	94.4	—	363.7	458.1
Non-recourse	1,738.0	967.7	—	2,705.7
Less: non-recourse debt owned by Trinity	—	(108.8)	—	(108.8)
Total debt	$1,832.4	$858.9	$363.7	$3,055.0
Net deferred tax liabilities	$671.1	$5.4	$(120.7)	$555.8

	December 31, 2011
	Leasing Group
	Wholly- Owned Subsidiaries	TRIP Holdings	Manufacturing/ Corporate	Total
	(in millions)
Cash and cash equivalents	$3.2	$—	$347.9	$351.1
Property, plant, and equipment, net	$3,066.0	$1,135.0	$489.6	$4,690.6
Net deferred profit on railcars sold to the Leasing Group	(344.5)	(187.0)	—	(531.5)
	$2,721.5	$948.0	$489.6	$4,159.1
Restricted cash	$165.7	$74.6	$—	$240.3
Debt:
Recourse	$103.3	$—	$451.5	$554.8
Less: unamortized discount	—	—	(99.8)	(99.8)
	103.3	—	351.7	455.0
Non-recourse	1,616.0	1,010.0	—	2,626.0
Less: non-recourse debt owned by Trinity	—	(108.8)	—	(108.8)
Total debt	$1,719.3	$901.2	$351.7	$2,972.2
Net deferred tax liabilities	$582.4	$4.7	$(152.4)	$434.7

See Note 6 Investment in TRIP Holdings and Note 11 Debt for a further discussion regarding the Company’s investment in TRIP Holdings and TRIP Holdings’ debt.

	Year Ended December 31,			Percent Change
	2012	2011	2010	2012 versus 2011	2011 versus 2010
	($ in millions)
Revenues:
Wholly owned subsidiaries:
Leasing and management	$409.8	$375.1	$345.4	9.3%	8.6%
Railcar sales	118.6	59.4	3.1	*	*
	528.4	434.5	348.5	21.6	24.7
TRIP Holdings:
Leasing and management	118.7	117.5	116.0	1.0	1.3
Railcar sales	—	—	—	—	—
	118.7	117.5	116.0	1.0	1.3
Total revenues	$647.1	$552.0	$464.5	17.2	18.8
Operating Profit:
Wholly owned subsidiaries:
Leasing and management	$175.2	$156.3	$131.7
Railcar sales:
Railcars owned one year or less at the time of sale	24.8	13.2	0.2
Railcars owned more than one year at the time of sale	32.8	11.8	6.6
	232.8	181.3	138.5
TRIP Holdings:
Leasing and management	67.4	68.8	68.5
Railcar sales:
Railcars owned one year or less at the time of sale	—	—	—
Railcars owned more than one year at the time of sale	0.7	4.4	—
	68.1	73.2	68.5
Total operating profit	$300.9	$254.5	$207.0
Operating profit margin:
Leasing and management	45.9%	45.7%	43.4%
Railcar sales	*	*	*
Total operating profit margin	46.5	46.1	44.6

Depreciation, interest, and rent expense(1):
Depreciation expense	$120.5	$115.7	$112.6
Rent expense	$50.9	$48.6	$48.6
Interest expense:
Wholly-owned subsidiaries	$101.2	$101.3	$91.7
TRIP Holdings:
External	60.0	53.1	46.9
Intercompany	13.1	6.4	—
	73.1	59.5	46.9
Total interest expense	$174.3	$160.8	$138.6
 * Not meaningful

(1)
Depreciation and rent expense are components of operating profit. Interest expense is not a component of operating profit and includes the effect of hedges. Intercompany interest expense arises from Trinity’s ownership of a portion of TRIP Holdings’ Senior Secured Notes and is eliminated in consolidation. See Note 11 Debt.

Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured predominantly by the Rail Group and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Leasing Group primarily enters into operating leases. Future contractual minimum rental revenues on leases are as follows:

	2013	2014	2015	2016	2017	Thereafter	Total
	(in millions)
Wholly-owned subsidiaries	$274.9	$222.9	$177.7	$136.8	$95.0	$205.7	$1,113.0
TRIP Holdings	94.3	71.8	59.1	48.9	34.9	44.0	353.0
	$369.2	$294.7	$236.8	$185.7	$129.9	$249.7	$1,466.0

Debt. The Leasing Group’s debt at December 31, 2012 consisted of both recourse and non-recourse debt. In 2009, the Company entered into a seven-year $61.0 million term loan agreement and capital lease obligations totaling $56.6 million. These debt obligations are guaranteed by Trinity Industries, Inc. and certain subsidiaries, and secured by railcar equipment and related leases. As of December 31, 2012, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $2,660.5 million that is pledged as collateral for Leasing Group debt held by those subsidiaries, including equipment with a net book value of $49.6 million securing capital lease obligations. The net book value of unpledged equipment at December 31, 2012 was $450.2 million. See Note 11 Debt for the form, maturities, and descriptions of Leasing Group debt.

TRIP Holdings. Debt owed by TRIP Holdings and its subsidiaries is nonrecourse to Trinity and TILC and is secured solely by the consolidated assets of TRIP Holdings and the equity interests of TRIP Holdings. In July 2011, TRIP Holdings and its newly-formed subsidiary, TRIP Master Funding, issued $1,032.0 million in new debt and repaid all of the outstanding borrowings of the existing TRIP Warehouse Loan. TRIP Master Funding equipment with a net book value of $1,118.6 million, excluding deferred profit resulting from the sale of railcars to TRIP Master Funding, is pledged as collateral for the TRIP Master Funding debt. See Note 6 Investment in TRIP Holdings for a description of TRIP Holdings.

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

These Leasing Group subsidiaries had total assets as of December 31, 2012 of $208.7 million, including cash of $83.2 million and railcars of $93.0 million. The right, title, and interest in each sublease, cash, and railcars are pledged to collateralize the lease obligations to the Trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiaries’ lease obligations. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties to be available to Trinity. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future contractual minimum rental revenues related to these leases due to the Leasing Group are as follows:

	2013	2014	2015	2016	2017	Thereafter	Total
	(in millions)
Future operating lease obligations of Trusts’ railcars	$45.6	$44.7	$43.0	$40.1	$41.9	$298.9	$514.2
Future contractual minimum rental revenues of Trusts’ railcars	$55.0	$39.8	$30.5	$21.9	$13.1	$30.0	$190.3

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

Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to operating leases other than leases with the Trusts are as follows:

	2013	2014	2015	2016	2017	Thereafter	Total
	(in millions)
Future operating lease obligations	$12.9	$12.8	$12.8	$12.7	$12.1	$50.3	$113.6
Future contractual minimum rental revenues	$16.6	$16.0	$12.4	$11.4	$8.9	$14.0	$79.3

Operating lease obligations totaling $26.1 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries.

Note 6. Investment in TRIP Holdings

In 2007, the Company and other third-party equity investors formed TRIP Holdings for the purpose of providing railcar leasing and management services in North America. TRIP Holdings, through its wholly-owned subsidiary, TRIP Rail Leasing LLC (“TRIP Leasing”), purchased railcars from the Company’s Rail and Leasing Groups funded by capital contributions from TRIP Holdings’ equity investors and borrowings under the TRIP Warehouse Loan. As of December 31, 2012, TRIP Holdings’ subsidiaries had purchased $1,331.4 million of railcars from the Company. Railcars purchased from the Company by TRIP Holdings’ subsidiaries were required to be purchased at prices comparable with the prices of all similar, new railcars sold contemporaneously by the Company and at prices based on third-party appraised values for used railcars.

In 2011, as a result of refinancing TRIP Holdings’ previous credit facility, TRIP Holdings and its newly-formed subsidiary, TRIP Master Funding, issued $1,032.0 million in new debt. The debt was used by TRIP Master Funding to purchase all of the railcar equipment owned by TRIP Leasing which, in turn, repaid all outstanding borrowings under the then existing TRIP credit facility and settled all outstanding related interest rate hedges. See Note 11 Debt regarding TRIP Holdings and its related debt. The assets of TRIP Holdings may only be used to satisfy the liabilities of TRIP Holdings, and the liabilities and indebtedness of TRIP Holdings have recourse only to TRIP Holdings' assets.

Additionally, Trinity entered into agreements with an equity investor of TRIP Holdings potentially requiring Trinity, under certain limited circumstances, to acquire from the equity investor an additional 16.3% equity ownership in TRIP Holdings if the option is exercised to its fullest extent. Under the agreement, if exercised, Trinity would be required to pay the equity investor an amount equal to 90% of the equity investor’s net investment in TRIP Holdings. Similarly, at its option, Trinity, under certain limited circumstances, may acquire all of the equity investor’s equity ownership in TRIP Holdings at an amount equal to 100% of the equity investor’s net investment in TRIP Holdings. The agreements expire in July 2014. See Note 3 Fair Value Accounting and Note 12 Other, net.

At December 31, 2012, the Company owned 57% of TRIP Holdings with the remainder owned by three other third-party equity investors. The Company's noncontrolling interest represents the non-Trinity equity interest in TRIP Holdings. The Company receives distributions from TRIP Holdings as an equity investor, when allowed, in proportion to its 57% equity interest, and has an interest in the net assets of TRIP Holdings upon a liquidation event in the same proportion. The terms of the Company’s equity investment are identical to the terms of each of the other equity investors. The manager of TRIP Holdings, TILC, may be removed without cause as a result of a majority vote of the third-party equity investors. Other than as described above, Trinity had no remaining equity commitment to TRIP Holdings as of December 31, 2012 and had no obligation to guarantee performance under any TRIP-related debt agreements, guarantee any railcar residual values, shield any parties from losses, or guarantee minimum yields.

The Company’s carrying value of its investment in TRIP Holdings is as follows:

	December 31, 2012	December 31, 2011
	(in millions)
Capital contributions	$47.3	$47.3
Equity purchased from investors	44.8	44.8
	92.1	92.1
Equity in earnings	10.1	12.0
Equity in unrealized losses on derivative financial instruments	0.8	(1.3)
Distributions	(7.0)	(7.0)
Deferred broker fees	(0.4)	(0.6)
	$95.6	$95.2

Administrative fees paid to TILC by TRIP Holdings and subsidiaries for the years ended December 31, 2012, 2011, and 2010 were $4.8 million, $4.3 million, and $3.7 million, respectively.

Note 7. Derivative Instruments

We use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. For derivative instruments designated as hedges, the Company formally documents the relationship between the derivative instrument and the hedged item, as well as the risk management objective and strategy for the use of the derivative instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments, or forecasted transactions. At the time a derivative instrument is entered into, and at least quarterly thereafter, the Company assesses whether the derivative instrument is effective in offsetting the changes in fair value or cash flows of the hedged item. Any change in fair value resulting in ineffectiveness, as defined by accounting standards issued by the FASB, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in AOCL as a separate component of stockholders' equity and reclassified into earnings in the period during which the hedge transaction affects earnings. Trinity monitors its derivative positions and the credit ratings of its counterparties and does not anticipate losses due to counterparties' non-performance. See Note 3 Fair Value Accounting for discussion of how the Company valued its commodity hedges and interest rate swaps at December 31, 2012. See Note 11 Debt for a description of the Company's debt instruments.

Interest rate hedges

			Included in accompanying balance sheet at December 31, 2012
	Notional Amount	Interest Rate(1)	Liability	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(1.9)	$—
Promissory notes	$370.0	5.34%	$—	$7.2	$—
TRIP Holdings	$788.5	3.60%	$—	$19.9	$14.9
Open hedges:
TRIP Master Funding secured railcar equipment notes	$78.4	2.62%	$5.2	$2.9	$2.2
Promissory notes	$443.8	4.13%	$37.6	$34.9	$—

(1)	Weighted average fixed interest rate

	Effect on interest expense-increase/(decrease)
	Year Ended December 31,			Expected effect during next twelve months(1)
	2012	2011	2010
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$(0.3)	$(0.4)	$(0.4)	$(0.3)
Promissory notes	$3.3	$3.5	$3.8	$3.1
TRIP Holdings	$6.0	$17.4	$29.3	$5.6
Open hedges(2):
TILC Warehouse	$—	$—	$0.5	$—
TRIP Master Funding secured railcar equipment notes	$2.0	$1.1	$—	$1.8
Promissory notes	$18.4	$19.6	$19.7	$16.7
(1)Based on fair value as of December 31, 2012
(2)Cash flows related to open hedges are included as a change in accrued liabilities in the Consolidated Statements of Cash Flows.

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

During 2008, we entered into interest rate swap transactions, with a notional amount of $200.0 million, which were being used to hedge our exposure to changes in the variable interest rate associated with our TILC warehouse facility. The effect on interest expense included the mark-to-market valuation on the interest rate swap transactions and monthly interest settlements. These interest rate hedges expired during the fourth quarter of 2010.

In 2008, we entered into an interest rate swap derivative instrument, expiring in 2015, to fix the variable Libor component of the Promissory Notes. This derivative instrument transaction is being accounted for as a cash flow hedge. The effect on interest expense results primarily from monthly interest settlements.

Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $5.6 million of additional interest expense expected to be recognized during the twelve months following December 31, 2012. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with a notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The effect on interest expense results primarily from monthly interest settlements.

See Note 11 Debt regarding the related debt instruments.

Other Derivatives

	Effect on operating income - increase/(decrease)
	Year Ended December 31,
	2012	2011	2010
	(in millions)
Fuel hedges(1)
Effect of mark-to-market valuation	$0.4	$0.0	$0.0
Settlements	0.0	0.4	(0.1)
	$0.4	$0.4	$(0.1)
Foreign exchange hedges(2)	$(0.4)	$0.1	$(0.9)

(1)	Included in cost of revenues in the accompanying consolidated statement of operations

(2)	Included in other, net in the accompanying consolidated statement of operations

Natural gas and diesel fuel

We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet as of December 31, 2012 for these instruments was not significant.

Foreign exchange hedge

We enter into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. These instruments are short term with quarterly maturities and no remaining balance in AOCL as of December 31, 2012.

Note 8. Property, Plant, and Equipment

The following table summarizes the components of property, plant, and equipment as of December 31, 2012 and 2011.

	December 31, 2012	December 31, 2011
	(in millions)
Manufacturing/Corporate:
Land	$37.7	$34.7
Buildings and improvements	431.0	407.9
Machinery and other	745.3	716.4
Construction in progress	46.1	12.7
	1,260.1	1,171.7
Less accumulated depreciation	(720.8)	(682.1)
	539.3	489.6
Leasing:
Wholly-owned subsidiaries:
Machinery and other	9.6	9.6
Equipment on lease	3,662.6	3,429.3
	3,672.2	3,438.9
Less accumulated depreciation	(468.4)	(372.9)
	3,203.8	3,066.0
TRIP Holdings:
Equipment on lease	1,272.4	1,257.7
Less accumulated depreciation	(153.8)	(122.7)
	1,118.6	1,135.0
Net deferred profit on railcars sold to the Leasing Group
Sold to wholly-owned subsidiaries	(381.8)	(344.5)
Sold to TRIP Holdings	(180.9)	(187.0)
	$4,299.0	$4,159.1

Amounts previously reported have been adjusted to exclude discontinued operations resulting from the expected sale of the Company's remaining ready-mix concrete operations. See Note 2 Acquisitions and Divestitures.

We lease certain equipment and facilities under operating leases. Future minimum rent expense on non-Leasing Group leases in each year is (in millions): 2013 - $3.9; 2014 - $2.7; 2015 - $2.0; 2016 - $1.3; 2017 - $0.7; and $1.2 thereafter. See Note 5 Railcar Leasing and Management Services Group for information related to the lease agreements, future operating lease obligations, and future minimum rent expense associated with the Leasing Group.

We did not capitalize any interest expense as part of the construction of facilities and equipment during 2012 or 2011.

In May 2011 and May 2010, the Company's inland barge manufacturing facilities in Missouri and Tennessee, respectively, experienced floods resulting in significant damages to Trinity's property and temporary disruption of its production activities. The Company is insured against losses due to property damage and business interruption subject to certain deductibles. With respect to the Missouri flood, Trinity received $35.0 million in payments from its insurance carriers of which $22.7 million pertained to the replacement of or repairs to damaged property, plant, and equipment with a net book value of $5.7 million, with the remainder pertaining primarily to the reimbursement of flood-related expenses and lost production. Accordingly, the Company recognized a gain of $0.4 million in 2012 and $17.0 million in 2011 from the disposition of the Missouri flood-damaged property, plant, and equipment. With respect to the Tennessee flood, Trinity received $27.5 million in payments from its insurance carrier of which $12.6 million pertained to the replacement of or repairs to damaged property, plant, and equipment with a net book value of $2.3 million, with the remainder pertaining primarily to the reimbursement of flood-related expenses. Accordingly, the Company recognized a gain of $9.7 million in 2010 and $0.6 million in 2011 from the disposition of the Tennessee flood-damaged property, plant, and equipment.

We estimate the fair market value of properties no longer in use or held for sale based on the location and condition of the properties, the fair market value of similar properties in the area, and the Company's experience selling similar properties in the past. As of December 31, 2012, the Company had non-operating plants with a net book value of $7.4 million. Our estimated fair value of these assets exceeds their book value.

Note 9. Goodwill

Goodwill by segment is as follows:

	December 31, 2012	December 31, 2011
	(in millions)
Rail Group	$122.5	$122.5
Construction Products Group	105.2	84.3
Energy Equipment Group	10.9	10.9
Railcar Leasing and Management Services Group	1.8	1.8
	$240.4	$219.5

Amounts previously reported have been adjusted to exclude discontinued operations resulting from the expected sale of the Company's ready-mix concrete operations. See Note 2 Acquisitions and Divestitures.

As of December 31, 2012 and 2011, the Company's annual impairment test of goodwill was completed at the reporting level and no additional impairment charges were determined to be necessary. Accumulated goodwill impairment losses as of December 31, 2012 and 2011 totaled $325.0 million resulting from the 2009 impairment charge recorded by the Rail Group.

The net increase in the Construction Products Group goodwill as of December 31, 2012 is due to 2012 acquisitions offset partially by a divestiture.

Note 10. Warranties

The changes in the accruals for warranties for the years ended December 31, 2012, 2011, and 2010 are as follows:

	December 31, 2012	December 31, 2011	December 31, 2010
	(in millions)
Beginning balance	$13.5	$13.2	$19.6
Warranty costs incurred	(5.9)	(6.3)	(5.7)
Warranty originations and revisions	7.7	9.1	1.9
Warranty expirations	(2.8)	(2.5)	(2.6)
Ending balance	$12.5	$13.5	$13.2

Note 11. Debt

The following table summarizes the components of debt as of December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
	(in millions)
Manufacturing/Corporate – Recourse:
Revolving credit facility	$—	$—
Convertible subordinated notes	450.0	450.0
Less: unamortized discount	(87.5)	(99.8)
	362.5	350.2
Other	1.2	1.5
	363.7	351.7
Leasing – Recourse:
Capital lease obligations	45.8	48.6
Term loan	48.6	54.7
	94.4	103.3
Total recourse debt	458.1	455.0

Leasing – Non-recourse:
2006 secured railcar equipment notes	255.8	269.3
Promissory notes	424.1	465.5
2009 secured railcar equipment notes	209.2	218.4
2010 secured railcar equipment notes	341.5	354.3
2012 secured railcar equipment notes	333.8	—
TILC warehouse facility	173.6	308.5
TRIP Holdings senior secured notes:
Total outstanding	170.0	170.0
Less: owned by Trinity	(108.8)	(108.8)
	61.2	61.2
TRIP Master Funding secured railcar equipment notes	797.7	840.0
Total non–recourse debt	2,596.9	2,517.2
Total debt	$3,055.0	$2,972.2

Amounts previously reported have been adjusted to exclude discontinued operations resulting from the expected sale of the Company's ready-mix concrete operations. See Note 2 Acquisitions and Divestitures.

We have a $425.0 million unsecured revolving credit facility that matures on October 20, 2016. As of December 31, 2012, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $68.6 million, leaving $356.4 million available for borrowing. Other than these letters of credit, there were no borrowings under our revolving credit facility as of December 31, 2012, or for the twelve month period then ended. Of the outstanding letters of credit as of December 31, 2012, a total of $66.7 million is expected to expire in 2013 and the remainder in 2014. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew each year. Trinity’s revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. Borrowings under the credit facility bear interest at Libor plus 1.50% or prime plus 0.50%. As of December 31, 2012, we were in compliance with all such financial covenants.

The Company's $450.0 million of Convertible Subordinated Notes due 2036 (“Convertible Subordinated Notes”) bear an interest rate of 3 7/8% per annum on the principal amount payable semi-annually in arrears on June 1 and December 1 of each year. In addition, commencing with the six-month period beginning June 1, 2018 and for each six-month period thereafter, we will pay contingent interest to the holders of the Convertible Subordinated Notes under certain circumstances. The Convertible Subordinated Notes mature on June 1, 2036, unless redeemed, repurchased, or converted earlier. We may not redeem the Convertible Subordinated Notes before June 1, 2018. On or after that date, we may redeem all or part of the Convertible Subordinated Notes for cash at 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest (including any contingent interest) up to, but excluding, the redemption date. Holders of the Convertible Subordinated Notes may require us to purchase all or a portion of their notes on June 1, 2018 or upon a fundamental change. In each case, the Convertible Subordinated Notes would be purchased for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest (including any contingent interest) to, but excluding, the purchase date.

The convertible subordinated notes are recorded net of unamortized discount to reflect their underlying economics by capturing the value of the conversion option as borrowing costs. As of December 31, 2012 and 2011, capital in excess of par value included $92.8 million related to the estimated value of the Convertible Subordinated Notes’ conversion options, in accordance with ASC 470-20. Debt discount recorded in the consolidated balance sheet is being amortized through June 1, 2018 to yield an effective annual interest rate of 8.42% based upon the estimated market interest rate for comparable non-convertible debt as of the issuance date of the Convertible Subordinated Notes. Total interest expense recognized on the Convertible Subordinated Notes for the years ended December 31, 2012, 2011, and 2010, is as follows:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Coupon rate interest	$17.4	$17.4	$17.4
Amortized debt discount	12.3	11.3	10.5
	$29.7	$28.7	$27.9

At December 31, 2012, the Convertible Subordinated Notes were convertible at a price of $51.11 per share resulting in 8,804,539 issuable shares. As of December 31, 2012, if the Convertible Subordinated Notes had been converted, no shares would have been issued since the trading price of the Company’s common stock was below the conversion price of the Convertible Subordinated Notes. The Company has not entered into any derivatives transactions associated with these notes.

In May 2006, Trinity Rail Leasing V, L.P., a limited partnership (“TRL V”) and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC issued $355.0 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2006-1A (the “2006 Secured Railcar Equipment Notes”), of which $255.8 million was outstanding as of December 31, 2012. The 2006 Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated May 24, 2006, between TRL V and Wilmington Trust Company, as indenture trustee. The 2006 Secured Railcar Equipment Notes bear interest at a fixed rate of 5.90% per annum, are payable monthly, and have a final maturity of May 14, 2036. The 2006 Secured Railcar Equipment Notes are obligations of TRL V and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL V.

In May 2008, Trinity Rail Leasing VI LLC, a Delaware limited liability company (“TRL VI”), a limited purpose, indirect wholly-owned subsidiary of Trinity, issued $572.2 million of 30-year promissory notes (the “Promissory Notes”) to financial institutions, of which $424.1 million was outstanding as of December 31, 2012. The Promissory Notes are secured by a portfolio of railcars and operating leases thereon, certain cash reserves and other assets acquired and owned by TRL VI. The Promissory Notes are obligations of TRL VI and are non-recourse to Trinity. The Promissory Notes bear interest at a floating rate of one-month Libor plus a margin of 1.50%. The Libor portion of the interest rate on the Promissory Notes is fixed at 4.13% for the first seven years from the date of issuance of the Promissory Notes through interest rate swaps. The interest rate margin on the Promissory Notes will increase by 0.50% on each of the seventh and eighth anniversary dates of the issuance of the Promissory Notes, and by an additional 2.00% on the tenth anniversary date of the issuance of the Promissory Notes. The Promissory Notes may be prepaid at any time.

In November 2009, Trinity Rail Leasing VII LLC, a Delaware limited liability company (“TRL VII”), a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $238.3 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2009-1 (“the 2009 Secured Railcar Equipment Notes”), of which $209.2 million was outstanding as of December 31, 2012. The 2009 Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated November 5, 2009 between TRL VII and Wilmington Trust Company, as indenture trustee. The 2009 Secured Railcar Equipment Notes bear interest at a fixed rate of 6.66% per annum, are payable monthly, and have a final maturity date of November 16, 2039. The 2009 Secured Railcar Equipment Notes are obligations of TRL VII and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL VII.

In October 2010, Trinity Rail Leasing 2010 LLC, a Delaware limited liability company ("TRL 2010"), a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $369.2 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2010-1 (“2010 Secured Railcar Equipment Notes"), of which $341.5 million was outstanding as of December 31, 2012. The 2010 Secured Railcar Equipment Notes were issued pursuant to an Indenture, dated as of October 25, 2010 between TRL 2010 and Wilmington Trust Company, as indenture trustee. The 2010 Secured Railcar Equipment Notes bear interest at a fixed rate of 5.19%, are payable monthly, and have a stated final maturity date of October 16, 2040. The 2010 Secured Railcar Equipment Notes are obligations of TRL 2010 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL 2010.

In December 2012, Trinity Rail Leasing 2012 LLC, a Delaware limited liability company ("TRL 2012"), a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $145.4 million in aggregate principal amount of

Series 2012-1 Class A-1 Secured Railcar Equipment Notes (the "2012 Class A-1 Notes") and $188.4 million in aggregate principal amount of Series 2012-1 Class A-2 Secured Railcar Equipment Notes (the "2012 Class A-2 Notes") and collectively with the 2012 Class A-1 Notes, the "2012 Secured Railcar Equipment Notes", of which $145.4 million and $188.4 million, respectively, were outstanding as of December 31, 2012. The 2012 Class A-1 Notes and the 2012 Class A-2 notes were issued pursuant to an Indenture, dated as of December 19, 2012 between TRL 2012 and Wilmington Trust Company, as indenture trustee. The 2012 Class A-1 Notes bear interest at a fixed rate of 2.27%, are payable monthly, and have a stated final maturity date of January 15, 2043. The 2012 Class A-2 Notes bear interest at a fixed rate of 3.53%, are payable monthly, and have a stated final maturity date of January 15, 2043. The 2012 Secured Railcar Equipment Notes are obligations of TRL 2012 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL 2012.

The $475.0 million TILC warehouse loan facility, established to finance railcars owned by TILC, had $173.6 million outstanding and $301.4 million available as of December 31, 2012. The warehouse loan is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 2.25% at December 31, 2012. In February 2013, the warehouse loan facility was extended for an additional six months and now matures in August 2013. Amounts outstanding at maturity, absent renewal, will be payable in three installments in February 2014, August 2014, and February 2015.

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

The TRIP Holdings Senior Secured Notes, as amended, have a stated final maturity date of July 6, 2014 and bear interest at 10.00% payable quarterly. The TRIP Holdings Senior Secured Notes are secured, among other things, by a pledge of each equity investor's ownership interest in TRIP Holdings and certain distributions made to TRIP Holdings from TRIP Master Funding and are non-recourse to Trinity, TILC, TRIP Master Funding, and the other equity investors in TRIP Holdings.

The TRIP Master Funding Secured Railcar Equipment Notes were issued pursuant to an Indenture, dated July 6, 2011 between TRIP Master Funding and Wilmington Trust Company, as indenture trustee, with a final maturity date in July 2041. The TRIP Master Funding Secured Railcar Equipment Notes consist of three classes with the Class A-1a notes bearing interest at 4.37%, the Class A-1b notes bearing interest at Libor plus 2.50%, and the Class A-2 notes bearing interest at 6.02%, all payable monthly. The TRIP Master Funding Secured Railcar Equipment Notes are non-recourse to Trinity, TILC, and the other equity investors in TRIP Holdings and are secured by TRIP Master Funding's portfolio of railcars and operating leases thereon, its cash reserves and all other assets owned by TRIP Master Funding. As of December 31, 2012, there were $184.1 million, $104.0 million, and $509.6 million of Class A-1a, Class A-1b, and of Class A-2 notes outstanding, respectively.

In 2009, the Company entered into a seven-year $61.0 million term loan agreement and capital lease obligations totaling $56.6 million. These debt obligations are guaranteed by the Company and secured by railcar equipment and related leases.

In November 2010, the Company redeemed all of its $201.5 million unsecured 6.5% Senior Notes that were scheduled to mature in 2014 at a redemption price 102.167% of the principal amount, pursuant to the terms of the indenture. The Company incurred $5.9 million in expenses related to the redemption which are included in Other Income and Expense in 2010.

The remaining principal payments under existing debt agreements as of December 31, 2012, after considering the extension of the TILC warehouse facility in February 2013, are as follows:

	2013	2014	2015	2016	2017	Thereafter
	(in millions)
Recourse:
Manufacturing/Corporate	$0.2	$0.2	$0.2	$0.2	$0.4	$450.0
Leasing – capital lease obligations (Note 5)	2.9	3.1	3.3	3.5	3.7	29.3
Leasing – term loan (Note 5)	3.0	3.3	3.5	38.8	—	—
Non-recourse – leasing (Note 5):
2006 secured railcar equipment notes	15.1	16.9	18.6	21.9	24.1	159.2
Promissory notes	28.9	25.8	23.2	346.2	—	—
2009 secured railcar equipment notes	10.2	9.9	9.6	6.5	6.3	166.7
2010 secured railcar equipment notes	14.6	14.0	15.3	15.0	13.7	268.9
2012 secured railcar equipment notes	15.3	16.6	15.7	15.9	13.8	256.5
TILC warehouse facility	7.7	4.7	0.5	—	—	—
TRIP Holdings senior secured notes:
Total outstanding	—	170.0	—	—	—	—
Less: owned by Trinity	—	(108.8)	—	—	—	—
		61.2
TRIP Master Funding secured railcar equipment notes	41.0	40.1	35.7	29.3	20.4	631.2
Facility termination payments - TILC warehouse facility	—	107.1	53.6	—	—	—
Total principal payments	$138.9	$302.9	$179.2	$477.3	$82.4	$1,961.8

Note 12. Other, Net

Other, net (income) expense consists of the following items:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Foreign currency exchange transactions	$(2.3)	$3.1	$—
(Gain) loss on equity investments	(0.4)	(0.6)	1.7
Costs related to redemption of Senior Notes	—	—	5.9
Other	(1.6)	1.5	(0.8)
Other, net	$(4.3)	$4.0	$6.8

Other for the year ended December 31, 2012 and 2011 includes $0.3 million in income and $2.4 million in expense, respectively, from the recognition of certain equity repurchase agreements with an investor in TRIP Holdings at fair value. See Note 3 Fair Value Accounting and Note 6 Investment in TRIP Holdings. Loss on equity investments for the year ended December 31, 2010 includes a $1.8 million loss on the write-down of the Company's pre-acquisition investment in Quixote Corporation. See Note 2 Acquisitions and Divestitures. See Note 11 Debt for further explanation of the Senior Notes redemption.

Note 13. Income Taxes

The components of the provision for income taxes from continuing operations are as follows:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Current:
Federal	$(5.7)	$20.8	$(33.8)
State	7.0	5.5	(2.4)
Foreign	6.4	5.4	5.0
Total current	7.7	31.7	(31.2)
Deferred:
Federal	126.6	62.2	65.4
State	3.2	1.3	3.5
Foreign	(3.5)	(3.0)	(0.4)
Total deferred	126.3	60.5	68.5
Provision	$134.0	$92.2	$37.3

Amounts previously reported have been adjusted to exclude discontinued operations resulting from the expected sale of the Company's ready-mix concrete operations. See Note 2 Acquisitions and Divestitures.

Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax liabilities and assets are as follows:

	December 31,
	2012	2011
	(in millions)
Deferred tax liabilities:
Depreciation, depletion, and amortization	$887.6	$740.8
Derivatives	12.4	14.5
Convertible debt	96.5	88.4
Total deferred tax liabilities	996.5	843.7
Deferred tax assets:
Workers compensation, pensions, and other benefits	52.4	47.8
Warranties and reserves	15.6	14.4
Equity items	81.5	72.8
Tax loss carryforwards and credits	249.7	234.9
Inventory	17.9	11.1
Accrued liabilities and other	3.9	4.7
Total deferred tax assets	421.0	385.7
Net deferred tax liabilities before valuation allowance	575.5	458.0
Valuation allowance	19.7	19.3
Net deferred tax liabilities before reserve for uncertain tax positions	595.2	477.3
Deferred tax assets included in reserve for uncertain tax positions	(39.4)	(42.6)
Adjusted net deferred tax liabilities	$555.8	$434.7

At December 31, 2012, the Company, excluding TRIP Holdings, had $103.3 million of Federal consolidated net operating loss carryforwards and tax-effected $5.4 million of state loss carryforwards. The Company has $42.2 million of foreign tax credit carryforwards which will expire between 2014 and 2022. The Federal net operating loss carryforwards are due to expire between 2028 and 2031. We have established a valuation allowance for Federal, state, and foreign tax operating losses and credits which may not be realizable. We believe that it is more likely than not that we will be able to generate sufficient future taxable income to utilize the remaining deferred tax assets.

TRIP Holdings had $439.7 million in Federal tax loss carryforwards at December 31, 2012 which are due to expire between 2027 and 2032. We expect TRIP Holdings to begin utilizing their tax loss carryforwards beginning in 2020. Because TRIP Holdings files a separate tax return from the Company, its tax loss carryforwards can only be used by TRIP Holdings and cannot be used to offset future taxable income of the Company.

The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. Federal income tax rate and the Company’s effective income tax rate on income from continuing operations:

	Year Ended December 31,
	2012	2011	2010
Statutory rate	35.0%	35.0%	35.0%
State taxes	2.0	2.1	3.4
Tax settlements	(0.6)	—	4.8
Changes in tax reserves	(1.4)	0.4	(10.7)
Other, net	(0.3)	1.1	2.5
Effective rate	34.7%	38.6%	35.0%

On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. We believe the impact of this law will not be material to Trinity.

Income from continuing operations before income taxes for the years ended December 31, 2012, 2011, and 2010 was $376.3 million, $225.9 million, and $103.4 million, respectively, for U.S. operations, and $9.6 million, $13.1 million, and $3.3 million, respectively, for foreign operations. The Company has provided U.S. deferred income taxes on the un-repatriated earnings of its foreign operations.

During the year ended December 31, 2012, we settled our audit with the Internal Revenue Service (“IRS”) for the 2004-2005 tax years. As a result of closing this audit, we recognized a $3.5 million tax benefit, primarily related to favorable claims filed and approved by the IRS in the final audit settlement.

During the year ended December 31, 2012, we recognized a tax benefit of $4.4 million due to the release of net tax reserves primarily as a result of certain state tax issues where the statute of limitations had lapsed.

The IRS field work for our 2006-2008 audit cycle has concluded and all issues, except for transfer pricing, have been agreed to and tentatively settled. The transfer pricing issue has been appealed and we are working with both the U.S. and Mexican taxing authorities to coordinate taxation. As we do not control the timing of when our issues will be settled, we cannot determine when the 2006-2008 cycle will close and all issues formally settled and thus when the statute of limitations for years after 2005 will close. In addition, we are currently under IRS audit for the 2009- 2011 tax years.

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

Our two Swiss subsidiaries, one of which is a holding company and the other of which is dormant, have been audited by the taxing authorities through 2008 and 2009. The statute of limitations in Switzerland is generally five years from the end of the tax year, but can be extended up to 15 years in certain cases if the audit has commenced during the original five year period. We also currently have sales offices in Europe and Canada that are subject to various statutes of limitations with regard to their tax status. Generally, states’ statutes of limitations in the U.S. are open from 2003 forward due to the use of tax loss carryforwards in certain jurisdictions.

The change in unrecognized tax benefits for the years ended December 31, 2012, 2011, and 2010 was as follows:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Beginning balance	$52.5	$36.8	$40.1
Additions for tax positions related to the current year	4.1	3.8	3.3
Additions for tax positions of prior years	—	16.4	9.3
Reductions for tax positions of prior years	(1.1)	(0.1)	(5.6)
Settlements	(3.4)	(3.5)	(9.5)
Expiration of statute of limitations	(3.4)	(0.9)	(0.8)
Ending balance	$48.7	$52.5	$36.8

Additions for tax positions related to the current year for 2012 were amounts provided for tax positions that will be taken for Federal and state income tax purposes when we file those tax returns. Additions for tax positions related to the current year for 2011 and 2010 were amounts provided for tax positions previously taken in foreign jurisdictions and tax positions taken for Federal and state income tax purposes as well as deferred tax liabilities that have been reclassified to uncertain tax positions.

Additions for tax positions of prior years for 2011 and 2010 were primarily due to Federal tax positions taken on prior year returns that were proposed by the IRS but not previously reserved. Since these items are primarily timing differences, we will be allowed a future tax deduction. During 2011, we recorded a corresponding deferred tax asset for the future tax reduction related to these adjustments.

The reduction in tax positions of prior years was primarily related to new guidance issued in March 2012 by the IRS regarding the capitalization of fixed assets as well as state taxes.

Settlements during 2012 primarily related to the settlement of our 2004-2005 IRS audit as well as the related impact on state tax returns. Settlements during 2011 primarily related to an audit of a separate tax return of our Swiss subsidiary. Settlements during 2010 related to a settlement of a Mexico tax issue and a settlement of the 1998-2002 IRS audit.

The expiration of statute of limitations primarily relate to state taxes where the statute has closed.

The total amount of unrecognized tax benefits including interest and penalties at December 31, 2012 and 2011, that would affect the Company’s overall effective tax rate if recognized was $13.2 million and $19.4 million, respectively. Unrecognized tax benefits subject to a lapse in the statute of limitations by December 31, 2013 total $1.0 million. Further, there is a reasonable possibility that the unrecognized Federal tax benefits will decrease by December 31, 2013 due to settlements with taxing authorities. Amounts expected to settle by December 31, 2013 total $28.7 million.

Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of December 31, 2012 and 2011 was $10.3 million and $13.3 million, respectively. Income tax expense for the year ended December 31, 2012, included a decrease in income tax expense of $3.0 million in interest expense and penalties related to uncertain tax positions. Income tax expense for the year ended December 31, 2011, included an increase in income tax expense of $2.1 million in interest expense and penalties related to uncertain tax positions.

Note 14. Employee Retirement Plans

The Company sponsors defined benefit plans and defined contribution profit sharing plans that provide retirement income and death benefits for eligible employees. The annual measurement date of the benefit obligations, fair value of plan assets, and funded status is December 31.

Actuarial Assumptions

	Year Ended December 31,
	2012	2011	2010
Assumptions used to determine benefit obligations at the annual measurement date were:
Obligation discount rate	4.25%	5.40%	5.90%
Compensation increase rate	4.00%	3.00%	3.00%
Assumptions used to determine net periodic benefit costs were:
Obligation discount rate	5.40%	5.90%	6.10%
Long-term rate of return on plan assets	7.75%	7.75%	7.75%
Compensation increase rate	3.00%	3.00%	3.00%

The obligation discount rate assumption is determined by deriving a single discount rate from a theoretical settlement portfolio of high quality corporate bonds sufficient to provide for the plans' projected benefit payments. The expected long-term rate of return on plan assets is an assumption reflecting the anticipated weighted average rate of earnings on the portfolio over the long-term. To arrive at this rate, we developed estimates based upon the anticipated performance of the assets in its portfolio. The compensation increase rate pertains solely to the pension plan of the Company's Inland Barge segment as the accrued benefits of the Company's remaining pension plans were frozen in 2009.

Components of Net Retirement Cost

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Expense Components
Service cost	$0.9	$0.8	$0.9
Interest	19.4	19.6	18.7
Expected return on plan assets	(22.9)	(22.8)	(20.1)
Amortization and deferral:
Actuarial loss	3.2	1.8	1.9
Prior service cost	0.1	0.1	0.1
Other	—	—	0.2
Defined benefit expense	0.7	(0.5)	1.7
Profit sharing	11.9	9.3	8.3
Net expense	$12.6	$8.8	$10.0

Obligations and Funded Status

	Year Ended December 31,
	2012	2011
	(in millions)
Accumulated Benefit Obligations	$442.5	$364.8
Projected Benefit Obligations:
Beginning of year	$364.8	$335.8
Service cost	0.9	0.8
Interest	19.4	19.6
Benefits paid	(13.3)	(14.7)
Actuarial loss	70.7	23.3
End of year	$442.5	$364.8
Plans' Assets:
Beginning of year	$290.6	$291.1
Actual return on assets	45.5	(1.2)
Employer contributions	17.3	15.4
Benefits paid	(13.3)	(14.7)
End of year	$340.1	$290.6
Consolidated Balance Sheet Components:
Funded status	$(102.4)	$(74.2)
Percent of projected benefit obligations funded	76.9%	79.7%

The unfunded status of the plans of $102.4 million and $74.2 million at December 31, 2012 and 2011, respectively, was recognized in the accompanying balance sheets as accrued pension liability and included in Accrued Liabilities. No plan assets are expected to be returned to us during the year ending December 31, 2013.

Amounts Recognized in Other Comprehensive Income (Loss)

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Actuarial gain (loss)	$(48.1)	$(47.3)	$11.9
Amortization of actuarial loss	3.2	1.7	1.9
Amortization of prior service cost	0.1	0.1	0.1
Other	—	—	(0.2)
Settlements	—	—	0.2
Total before income taxes	(44.8)	(45.5)	13.9
Income tax expense (benefit)	(16.7)	(16.9)	5.2
Net amount recognized in other comprehensive income (loss)	$(28.1)	$(28.6)	$8.7

Included in AOCL at December 31, 2012 were the following amounts that have not been recognized in net periodic pension cost: prior service cost of $0.2 million ($0.1 million net of related income taxes) and unrecognized actuarial losses of $156.9 million ($98.7 million net of related income taxes).

Actuarial loss included in AOCL and expected to be recognized in net periodic pension cost for the year ended December 31, 2013 is $4.8 million ($3.0 million net of related income taxes).

Plan Assets

The estimated fair value of plan assets at year end 2012 and 2011, indicating input levels used to determine fair value, and the range of target asset allocations are as follows:

	Target Allocation	December 31, 2012	December 31, 2011
Cash and cash equivalents		1%	3%
Equity securities	60-80%	73	66
Debt securities	20-40%	26	31
Total		100%	100%

	Fair Value Measurement as of December 31, 2012
	(in millions)
	Level 1	Level 2	Level 3	Total

Temporary cash investments	$3.3	$—	$—	$3.3
Common trust funds	—	336.8	—	336.8
	$3.3	$336.8	$—	$340.1

	Fair Value Measurement as of December 31, 2011
	(in millions)
	Level 1	Level 2	Level 3	Total

Temporary cash investments	$9.7	$—	$—	$9.7
Common trust funds	—	207.4	—	207.4
Registered investment companies	73.5	—	—	73.5
	$83.2	$207.4	$—	$290.6

The Company's pension investment strategies have been developed as part of a comprehensive asset/liability management process that considers the relationship between both the assets and liabilities of the plans. These strategies consider not only the expected risk and returns on plan assets, but also the actuarial projections of liabilities, projected contributions, and funded status. The equity allocation is heavily weighted toward domestic large capitalized companies. There is also a lesser exposure to domestic small/mid cap companies, international equities, and domestic real estate investment trusts. The fixed income allocation is weighted toward domestic long duration bonds. There is also a lesser exposure to domestic high yield and emerging market sovereign debt. This asset mix is designed to meet the longer-term obligations of the plan as projected by actuarial studies.

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

Temporary cash investments - These investments consist of U.S. dollars held in master trust accounts with the trustee. These temporary cash investments are classified as Level 1 instruments.

Common trust funds - Common trust funds are comprised of shares or units in commingled funds that are not publicly traded. The underlying assets in these funds are publicly traded on exchanges and price quotes for the assets held by these funds are readily available. Holdings of common trust funds are classified as Level 2 investments.

Registered investment companies - Registered investment companies are mutual funds registered with the Securities and Exchange Commission. Mutual fund shares are traded actively on public exchanges. The share prices for mutual funds are published at the close of each business day. Holdings of mutual funds are classified as Level 1 investments.

Cash Flows

Employer contributions for the year ending December 31, 2013 are expected to be $18.9 million for the defined benefit plans compared to $17.3 million contributed during 2012. Employer contributions to the 401(k) plans and the Supplemental Profit Sharing Plan for the year ending December 31, 2013 are expected to be $11.9 million compared to $9.3 million, $8.2 million and $7.9 million during 2012, 2011, and 2010, respectively.

Benefit payments expected to be paid during the next ten years are as follows:

Years ending December 31,
(in millions)
2013	$15.8
2014	16.8
2015	18.0
2016	19.2
2017	20.6
2018-2022	122.5

Participants in the Pension Plan are eligible to receive future retirement benefits through a company-funded annual retirement contribution provided through the Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates. The contribution ranges from one to three percent of eligible compensation based on service. Both the annual retirement contribution and the company matching contribution are discretionary, requiring board approval, and are made annually with the investment of the funds directed by the participants.

Note 15. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the twelve months ended December 31, 2012, 2011, and 2010 are as follows:

	Currency translation adjustments	Unrealized loss on derivative financial instruments	Net actuarial gains/(losses) of defined benefit plans	Other	Accumulated Other Comprehensive Loss
	(in millions)
Balances at December 31, 2009	$(17.1)	$(29.0)	$(50.8)	$(1.1)	$(98.0)
Other comprehensive income (loss)	—	(7.3)	8.7	1.1	2.5
Balances at December 31, 2010	(17.1)	(36.3)	(42.1)	—	(95.5)
Other comprehensive income (loss)	—	0.1	(28.6)	—	(28.5)
Reclassification of purchase of additional interest in TRIP Holdings	—	(15.5)	—	—	(15.5)
Tax expense allocation related to TRIP Holdings unrealized loss on derivative financial instruments	—	5.5	—	—	5.5
Balances at December 31, 2011	(17.1)	(46.2)	(70.7)	—	(134.0)
Other comprehensive income (loss)	0.6	11.4	(28.1)	—	(16.1)
Balances at December 31, 2012	$(16.5)	$(34.8)	$(98.8)	$—	$(150.1)
See Note 7 Derivative Instruments for information on the reclassification of amounts in accumulated other comprehensive loss into earnings.

Note 16. Stock-Based Compensation

The Company's 2004 Amended and Restated Stock Option and Incentive Plan (“the Plan”) provides for awarding 6,000,000 (adjusted for stock splits) shares of common stock plus (i) shares covered by forfeited, expired, and canceled options granted under prior plans; and (ii) shares tendered as full or partial payment for the purchase price of an award or to satisfy tax withholding obligations. At December 31, 2012, a total of 1,443,350 shares were available for issuance. The Plan provides for the granting of nonqualified and incentive stock options having maximum ten-year terms to purchase common stock at its market value on the award date; stock appreciation rights based on common stock fair market values with settlement in common stock or cash; restricted stock awards; restricted stock units; and performance awards with settlement in common stock or cash on achievement of specific business objectives. Under previous plans, nonqualified and incentive stock options, restricted shares, and restricted stock units were granted at their fair market values. Options become exercisable in various percentages over periods ranging up to five years.

The cost of employee services received in exchange for awards of equity instruments are referred to as share-based payments and are based on the grant date fair-value of those awards. Stock-based compensation includes compensation expense, recognized over the applicable vesting periods, for both new share-based awards and share-based awards granted prior to, but not yet vested, as of January 1, 2006. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options granted to employees. Stock-based compensation totaled $28.3 million, $23.5 million, and $15.7 million for the years ended December 31, 2012, 2011, and 2010, respectively.

The income tax benefit related to stock-based compensation expense was $6.4 million, $10.0 million, and $4.0 million for the years ended December 31, 2012, 2011, and 2010, respectively. The Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statement of cash flows. No stock-based compensation costs were capitalized as part of the cost of an asset for the years ended December 31, 2012, 2011, and 2010.

Stock Options

Expense related to stock options issued to eligible employees under the Plan is recognized over their vesting period on a straight line basis. Stock options generally vest over 5 years and have contractual terms of 10 years.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
				(in millions)
Options outstanding at December 31, 2011	653,516	$16.30
Granted	—	—
Exercised	(419,158)	$16.04
Cancelled	(373)	14.47
Options outstanding at December 31, 2012	233,985	$16.78	4.1	$4.5

Options exercisable:
December 31, 2011	223,016	$16.42	2.1	$3.0
December 31, 2012	233,985	$16.78	4.1	$4.5

At December 31, 2012, there was no unrecognized compensation expense related to stock options. The intrinsic value of options exercised totaled $6.6 million, $3.6 million, and $0.9 million during fiscal years 2012, 2011, and 2010, respectively.

Restricted Stock

Restricted share awards consist of restricted stock, restricted stock units, and performance units. Restricted stock and restricted stock units generally vest for periods ranging from one to fifteen years from the date of grant. Certain restricted stock and restricted stock units vest in their entirety upon the employee's retirement from the Company, the employee's reaching the age of 65, or when the employee's age plus years of vested service equal 80. Restricted stock units issued to non-employee directors under the Plan vest on the grant date or on the first business day immediately preceding the next Annual Meeting of Stockholders and are released upon completion of the directors' service to the Company. Expense related to restricted stock and restricted stock units issued to eligible employees under the Plan is recognized ratably over the vesting period or to the date on which retirement eligibility is achieved, if shorter. Performance units are granted to employees based upon their target value however, depending upon the achievement of certain specified goals, may increase in value up to 200% of target. Certain performance awards provide that the Board of Directors has the right to disallow the granting of performance units for values in excess of target and, accordingly, no expense in excess of the target value is recognized for any units subject to such negative discretion. The performance units vest upon certification by the Human Resources Committee of the Board of Directors of the achievement of the specified performance goals. Expense related to performance units is recognized ratably from their award date to the end of the performance period, generally either two or three years.

	Number of Restricted Share Awards	Weighted Average Fair Value per Award
Restricted share awards outstanding at December 31, 2011	3,062,661	$27.39
Granted	1,067,105	29.44
Vested	(644,044)	27.78
Forfeited	(184,351)	30.30
Restricted share awards outstanding at December 31, 2012	3,301,371	$27.82

At December 31, 2012, unrecognized compensation expense related to restricted share awards totaled $62.8 million which will be recognized over a weighted average period of 4.2 years. The total fair value of shares vested and released during fiscal years 2012, 2011, and 2010 was $16.9 million, $23.3 million, and $11.7 million, respectively. The weighted average fair value of restricted share awards granted during 2012, 2011, and 2010 was $29.44, $34.21 and $25.18 per share, respectively.

Note 17. Earnings Per Common Share

Basic net income attributable to Trinity Industries, Inc. per common share is computed by dividing net income attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted net income attributable to Trinity per common share includes the net impact of unvested restricted shares and shares that could be issued under outstanding stock options. Total weighted average restricted shares and antidilutive stock options were 3.1 million shares, 3.0 million shares, and 2.8 million shares, for the years ended December 31, 2012, 2011, and 2010, respectively.

The computation of basic and diluted net income attributable to Trinity Industries, Inc. follows. Amounts previously reported have been adjusted to reflect discontinued operations resulting from the expected sale of the Company's ready-mix concrete operations. See Note 2 Acquisitions and Divestitures.

	Year Ended December 31, 2012
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income from continuing operations	$251.9
Less: net loss from continuing operations attributable to noncontrolling interest	(1.5)
Net income from continuing operations attributable to Trinity Industries, Inc.	253.4
Unvested restricted share participation	(7.7)
Net income from continuing operations attributable to Trinity Industries, Inc. – basic	245.7	77.3	$3.18
Effect of dilutive securities:
Stock options	—	0.2
Net income from continuing operations attributable to Trinity Industries, Inc. – diluted	$245.7	77.5	$3.17

Net income from discontinued operations, net of taxes	$1.8
Unvested restricted share participation	(0.1)
Net income from discontinued operations, net of taxes – basic	1.7	77.3	$0.02
Effect of dilutive securities:
Stock options	—	0.2
Net income from discontinued operations, net of taxes – diluted	$1.7	77.5	$0.02

	Year Ended December 31, 2011
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income from continuing operations	$146.8
Less: net income from continuing operations attributable to noncontrolling interest	3.5
Net income from continuing operations attributable to Trinity Industries, Inc.	143.3
Unvested restricted share participation	(5.0)
Net income from continuing operations attributable to Trinity Industries, Inc. – basic	138.3	77.5	$1.78
Effect of dilutive securities:
Stock options	—	0.3
Net income from continuing operations attributable to Trinity Industries, Inc. – diluted	$138.3	77.8	$1.78

Net loss from discontinued operations, net of taxes	$(1.1)
Unvested restricted share participation	—
Net loss from discontinued operations, net of taxes – basic	(1.1)	77.5	$(0.01)
Effect of dilutive securities:
Stock options	—	0.3
Net loss from discontinued operations, net of taxes – diluted	$(1.1)	77.8	$(0.01)

	Year Ended December 31, 2010
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income from continuing operations	$69.4
Less: net income from continuing operations attributable to noncontrolling interest	8.0
Net income from continuing operations attributable to Trinity Industries, Inc.	61.4
Unvested restricted share participation	(2.1)
Net income from continuing operations attributable to Trinity Industries, Inc. – basic	59.3	76.8	$0.77
Effect of dilutive securities:
Stock options	—	0.2
Net income from continuing operations attributable to Trinity Industries, Inc. – diluted	$59.3	77.0	$0.77

Net income from discontinued operations, net of taxes	$6.0
Unvested restricted share participation	(0.2)
Net income from discontinued operations, net of taxes – basic	5.8	76.8	$0.08
Effect of dilutive securities:
Stock options	—	0.2
Net income from discontinued operations, net of taxes – diluted	$5.8	77.0	$0.08

Note 18. Commitments and Contingencies

Highway Products Litigation

On September 2, 2011, the Company and the Texas A&M University System, as Plaintiffs, filed litigation in Virginia asserting claims of patent and trademark infringement against SPIG Industry, LLC, SPIG Industry, Inc., and Selco Construction Services, Inc. The litigation alleged that without authorization SPIG Industry, LLC and SPIG Industry, Inc. manufactured and sold, and Selco Construction Services, Inc. installed certain highway guardrail end terminal products that copied the Plaintiffs' ET-Plus System (“ET-Plus”).

The ET-Plus is a patented, energy-absorbing, guardrail end terminal system designed by engineers at the Texas A&M Transportation Institute. The ET-Plus is manufactured under license, marketed and sold by Trinity Highway Products, LLC, a wholly owned subsidiary of the Company. The ET-Plus is typically purchased by state Departments of Transportation and highway construction contractors for use along roadways and medians. The Company settled the infringement lawsuit on acceptable terms and thereafter proceeded with defamation and disparagement lawsuits in Texas and Georgia alleging that Joshua Harman, an officer in each of SPIG Industry, LLC, SPIG Industry, Inc., and Selco Construction Services, Inc. has made and continues to make egregiously false and misleading statements and claims about the ET-Plus and the Company.

In a related matter, on January 28, 2013, the Company was advised that the United States filed a “Notice of Election to Decline Intervention” in a False Claims Act (Qui Tam) complaint filed under seal on March 6, 2012 in the United States District Court for the Eastern District of Texas, Marshall Division styled JOSHUA HARMAN, on behalf of the UNITED STATES OF AMERICA, PLAINTIFF/Relator (“Mr. Harman”) v. TRINITY INDUSTRIES, INC., DEFENDANT, Case 2:12-cv-00089-JRG. Although the Company has not received service of process in this litigation, it has obtained a copy of the complaint. Mr. Harman alleges that the Company presented false or fraudulent claims, records or statements to the United States to obtain payment or approval, ostensibly related to the ET-Plus, and seeks damages equaling the cost to recall and replace all installations of the ET-Plus plus treble civil penalties, costs, and interest. The Company notes that since its introduction in 2000, including all improvement modifications thereafter, the ET-Plus has satisfied the testing criteria required by the governing National Cooperative Highway Research Program Report 350 and the product approval requirements of the Federal Highway Administration. The Company intends to vigorously defend Mr. Harman's allegations which will likely result in certain legal expenses. We do not believe that a loss is probable nor can a range of losses be determined. Accordingly, no accrual or range of loss has been included in the accompanying consolidated financial statements.

Railworthiness Directive

As previously reported, in 2011 the Company received the approval of the Federal Railroad Administration to implement a voluntary recertification of 948 tank cars owned or managed by the Company’s wholly-owned, railcar leasing subsidiary and used in transporting poison inhalation hazard (“PIH”) materials. The recertification process is underway and being performed in conjunction with the normal three to five year, federally mandated inspection cycle for tank cars in PIH service. Maintenance costs associated with this recertification process are expensed as incurred. The additional costs estimated to be incurred for compliance with the directive are not expected to be significant.

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

The Company is involved in claims and lawsuits incidental to our business arising from various matters including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of loss for such matters, taking into consideration our rights in indemnity and recourse to third parties is $4.0 million to $29.4 million. Total accruals of $16.1 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying consolidated balance sheet. The Company believes any additional liability would not be material to its financial position or results of operations.

Trinity is subject to remedial orders and Federal, state, local, and foreign laws and regulations relating to the environment and the workplace. The Company has reserved $7.2 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. We believe that we are currently in substantial compliance with environmental and workplace laws and regulations.

Other Commitments

Non-cancelable purchase obligations amounted to $649.6 million as of December 31, 2012, of which $567.1 million is for the purchase of raw materials and components, principally by the Rail, Inland Barge, and Energy Equipment Groups.

Note 19. Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(in millions except per share data)
Revenues:
Manufacturing	$754.1	$803.2	$748.0	$862.2
Leasing	142.1	192.3	159.3	150.7
	896.2	995.5	907.3	1,012.9
Operating costs:
Costs of revenues:
Manufacturing	645.7	665.8	630.7	707.7
Leasing	73.4	112.1	84.3	80.5
Other	11.1	14.4	13.1	12.7
	730.2	792.3	728.1	800.9
Selling, engineering, and administrative expenses	50.7	53.0	55.8	64.6
Gain on disposition of property, plant, and equipment	7.4	2.3	17.3	11.5
Operating profit	122.7	152.5	140.7	158.9
Net income from continuing operations	52.4	66.1	62.4	71.0
Discontinued operations, net of tax	(0.1)	1.4	0.7	(0.2)
Net income	52.3	67.5	63.1	70.8
Net income attributable to Trinity Industries, Inc.	52.9	67.8	63.2	71.3
Net income attributable to Trinity Industries, Inc. per common share:
Basic:
Continuing operations	$0.66	$0.82	$0.79	$0.90
Discontinued operations	—	0.02	0.01	—
	$0.66	$0.84	$0.80	$0.90
Diluted:
Continuing operations	$0.66	$0.82	$0.79	$0.90
Discontinued operations	—	0.02	0.01	—
	$0.66	$0.84	$0.80	$0.90

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in millions except per share data)
Revenues:
Manufacturing	$473.3	$546.1	$609.2	$758.3
Leasing	119.8	128.2	147.4	156.0
	593.1	674.3	756.6	914.3
Operating costs:
Costs of revenues:
Manufacturing	393.0	466.8	518.3	661.2
Leasing	60.5	63.3	78.6	87.9
Other	8.1	7.4	7.1	5.3
	461.6	537.5	604.0	754.4
Selling, engineering, and administrative expenses	45.8	43.7	50.0	54.5
Gain on disposition of property, plant, and equipment	1.6	2.3	2.0	34.1
Operating profit	87.3	95.4	104.6	139.5
Net income from continuing operations	26.8	31.6	31.1	57.3
Discontinued operations, net of tax	(1.2)	0.0	0.5	(0.4)
Net income	25.6	31.6	31.6	56.9
Net income attributable to Trinity Industries, Inc.	24.2	30.0	31.9	56.1
Net income (loss) attributable to Trinity Industries, Inc. per common share:
Basic:
Continuing operations	$0.32	$0.37	$0.39	$0.71
Discontinued operations	(0.02)	—	0.01	(0.01)
	$0.30	$0.37	$0.40	$0.70
Diluted:
Continuing operations	$0.32	$0.37	$0.39	$0.71
Discontinued operations	(0.02)	—	0.01	(0.01)
	$0.30	$0.37	$0.40	$0.70

Amounts previously reported have been adjusted to reflect discontinued operations resulting from the expected sale of the Company's ready-mix concrete operations. See Note 2 Acquisitions and Divestitures.

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

Management's Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance, as opposed to absolute assurance, of achieving their internal control objectives.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, the Company's internal control over financial reporting was effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2012, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company's consolidated financial statements. Ernst & Young LLP's attestation report on effectiveness of the Company's internal control over financial reporting follows:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
  Trinity Industries, Inc.

We have audited Trinity Industries, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Trinity Industries, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Trinity Industries, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trinity Industries, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2012 of Trinity Industries, Inc. and Subsidiaries and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 21, 2013

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding the directors of the Company is incorporated by reference to the information set forth under the caption “Proposal 1 - Election of Directors” in the Company's Proxy Statement for the 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”). Information relating to the executive officers of the Company is set forth in Part I of this report under the caption “Executive Officers and Other Corporate Officers of the Company.” Information relating to the Board of Directors' determinations concerning whether at least one of the members of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407 (d)(5) of Regulation S-K is incorporated by reference to the information set forth under the caption “Corporate Governance - Board Committees - Audit Committee” in the Company's 2013 Proxy Statement. Information regarding the Company's Audit Committee is incorporated by reference to the information set forth under the caption “Corporate Governance - Board Committees - Audit Committee” in the Company's 2013 Proxy Statement. Information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference to the information set forth under the caption “Additional Information - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's 2013 Proxy Statement.

The Company has adopted a Code of Business Conduct and Ethics that applies to all of its directors, officers, and employees. The Code of Business Conduct and Ethics is on the Company's website at www.trin.net under the caption “Investor Relations/ Governance.” The Company intends to post any amendments or waivers for its Code of Business Conduct and Ethics to the Company's website at www.trin.net to the extent applicable to an executive officer or director of the Company.

Item 11. Executive Compensation.

Information regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the caption “Executive Compensation” in the Company's 2013 Proxy Statement. Information concerning compensation committee interlocks and insider participation is incorporated by reference to the information set forth under the caption “Corporate Governance - Compensation Committee Interlocks and Insider Participation” in the Company's 2013 Proxy Statement. Information about the compensation committee report is incorporated by reference to the information set forth under the caption “Executive Compensation - Human Resources Committee Report” in the Company's 2013 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's 2013 Proxy Statement, under the caption “Security Ownership - Security Ownership of Certain Beneficial Owners and Management.”

The following table sets forth information about Trinity common stock that may be issued under all of Trinity's existing equity compensation plans as of December 31, 2012.
Equity Compensation Plan Information

	(a)		(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category:
Equity compensation plans approved by security holders:
Stock Options	233,985		$16.78
Restricted stock units and performance units	901,219	[1]	$—
	1,135,204			1,443,350
Equity compensation plans not approved by security holders	—	[2]		—
Total	1,135,204			1,443,350
____________
1 Includes 306,074 shares of common stock issuable upon the vesting and conversion of restricted stock units and 595,145 shares of common stock issuable upon the vesting and conversion of performance units. The Board of Directors has the right to disallow the granting of performance units for values in excess of target and, accordingly, no expense or number of shares in excess of the target value is recognized for any units subject to negative discretion. The restricted stock units and performance units do not have an exercise price.

2 Excludes information regarding the Trinity Deferred Plan for Director Fees. This plan permits the deferral of the payment of the annual retainer fee and board and committee meeting fees. At the election of the participant, the deferred fees may be converted into phantom stock units with a fair market value equal to the value of the fees deferred, and such phantom stock units are credited to the director's account (along with the amount of any dividends or stock distributions). At the time a participant ceases to be a director, cash will be distributed to the participant. At December 31, 2012, there were 111,753 phantom stock units credited to the accounts of participants. Also excludes information regarding the Trinity Industries Supplemental Profit Sharing Plan (“Supplemental Plan”) for certain of its highly compensated employees. Information about the Supplemental Plan is incorporated herein by reference from the Company's 2013 Proxy Statement, under the caption “Executive Compensation - Post-Employment Benefits.” At December 31, 2012, there were 45,480 stock units credited to the accounts of participants under the Supplemental Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related person transactions is incorporated by reference to the information set forth under the captions “Corporate Governance-Compensation Committee Interlocks and Insider Participation” and “Transactions with Related Persons” in the Company's 2013 Proxy Statement. Information regarding the independence of directors is incorporated by reference to the information set forth under the captions “Corporate Governance-Independence of Directors” in the Company's 2013 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the captions “Fees of Independent Registered Public Accounting Firm for Fiscal Years 2012 and 2011” in the Company's 2013 Proxy Statement.

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

7)	Registration Statement (Form S-8, No. 333-85588),

8)	Registration Statement (Form S-8, No. 333-85590),

9)	Registration Statement (Form S-8, No. 333-114854),

10)	Registration Statement (Form S-8, No. 333-115376),

11)	Registration Statement (Form S-3, No. 333-134596),

12)	Registration Statement (Form S-8, No. 333-159552),

13)	Registration Statement (Form S-8, No. 333-169452), and

14)	Registration Statement (Form S-8, No. 333-183941);

of our reports dated February 21, 2013 with respect to the consolidated financial statements of Trinity Industries, Inc. and Subsidiaries and the effectiveness of internal control over financial reporting of Trinity Industries, Inc. and Subsidiaries included in this Annual Report (Form 10-K) of Trinity Industries, Inc. and Subsidiaries for the year ended December 31, 2012.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 21, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By	/s/ James E. Perry
Registrant
James E. Perry
Senior Vice President and
Chief Financial Officer
February 21, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors:

/s/ John L. Adams	/s/ Melendy Lovett
John L. Adams	Melendy Lovett
Director	Director
Dated: February 21, 2013	Dated: February 21, 2013

/s/ Rhys J. Best	/s/ Douglas L. Rock
Rhys J. Best	Douglas L. Rock
Director	Director
Dated: February 21, 2013	Dated: February 21, 2013

/s/ David W. Biegler
David W. Biegler	Principal Executive Officer:
Director
Dated: February 21, 2013	/s/ Timothy R. Wallace
Timothy R. Wallace
/s/ Leldon E. Echols	Chairman, Chief Executive Officer, President, and Director
Leldon E. Echols	Dated: February 21, 2013
Director
Dated: February 21, 2013
Principal Financial Officer:
/s/ Ronald J. Gafford
Ronald J. Gafford	/s/ James E. Perry
Director	James E. Perry
Dated: February 21, 2013	Senior Vice President and Chief Financial Officer
Dated: February 21, 2013
/s/ Ronald W. Haddock
Ronald W. Haddock
Director	Principal Accounting Officer:
Dated: February 21, 2013
/s/ Mary E. Henderson
/s/ Adrián Lajous	Mary E. Henderson
Adrián Lajous	Vice President, Chief Accounting Officer, and Controller
Director	Dated: February 21, 2013
Dated: February 21, 2013

/s/ Charles W. Matthews
Charles W. Matthews
Director
Dated: February 21, 2013

INDEX TO EXHIBITS Trinity Industries, Inc. Index to Exhibits (Item 15(b))

NO.	DESCRIPTION
(3.1)	Certificate of Incorporation of Trinity Industries, Inc., as amended May 23, 2007 (filed herewith).
(3.2)	Amended and Restated By-Laws of Trinity Industries, Inc., as amended December 7, 2012 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed December 12, 2012).
(4.1)
Indenture, dated June 7, 2006, between Trinity Industries, Inc. and Wells Fargo Bank, National Association, as trustee (including the Form of 3 7/8% Convertible Subordinated Note due 2036 as an exhibit thereto) (incorporated by reference to Exhibit 4.01 to our Annual Report on Form 10-K for the annual period ended December 31, 2011).

(4.1.1)
Officers' Certificate of Trinity Industries, Inc. pursuant to the Indenture dated June 7, 2006, relating to the Company's 3 7/8% Convertible Subordinated Notes due 2036 (incorporated by reference to Exhibit 4.01.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2011).

(4.2)	Specimen Common Stock Certificate of Trinity Industries, Inc. (incorporated by reference to Exhibit 4.1 of Registration Statement No. 333-159552 filed May 28, 2009).
(4.3)
Pass Through Trust Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).

(4.3.1)
Trust Indenture and Security Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).

(4.3.2)
Trust Indenture and Security Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).

(4.3.3)
Trust Indenture and Security Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.4.3 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).

(10.1.1)
Form of Amended and Restated Executive Severance Agreement entered into between Trinity Industries, Inc. and the Chief Executive Officer, and each of the Senior Vice Presidents (incorporated by reference to Exhibit 10.1.1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).*

(10.1.2
Form of Amended and Restated Executive Severance Agreement entered into between Trinity Industries, Inc. and certain executive officers and certain other subsidiary and divisional officers of Trinity Industries, Inc. (incorporated by reference to Exhibit 10.1.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2008).*

(10.2)	Trinity Industries, Inc. Directors' Retirement Plan, as amended September 10, 1998 (incorporated by reference to Exhibit 10.2 of Registration Statement No. 333-117526 filed July 21, 2004).*
(10.2.1)
Amendment No. 2 to the Trinity Industries, Inc. Directors' Retirement Plan (incorporated by reference to Exhibit 10.2.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2010).*

(10.2.2)
Amendment No. 3 to the Trinity Industries, Inc. Directors' Retirement Plan (incorporated by reference to Exhibit 10.2.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2011).*

(10.3)	1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 4.1 of Registration Statement No. 33-73026 filed December 15, 1993).*
(10.3.1)	Amendment No. 1 to the 1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2011).*
(10.3.2)	Amendment No. 2 to the 1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2011).*
(10.3.3)	Amendment No. 3 to the 1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3.3 to our Annual Report on Form 10-K for the annual period ended December 31, 2011).*
(10.3.4)	Amendment No. 4 to the 1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3.4 to our Annual Report on Form 10-K for the annual period ended December 31, 2011).*
(10.3.5)	Amendment No. 5 to the 1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3.5 to our Annual Report on Form 10-K for the annual period ended December 31, 2011).*
(10.4)
Supplemental Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as restated effective January 1, 2005 (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the annual period ended December 31, 2007).*

(10.5)
Trust Agreement for Trinity Industries, Inc. Deferred Compensation Trust dated December 15, 2011 (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the annual period ended December 31, 2011).*

INDEX TO EXHIBITS Trinity Industries, Inc. Index to Exhibits (Item 15(b))

NO.	DESCRIPTION
(10.6)
Trust Agreement for Trinity Industries, Inc. Supplemental Profit Sharing and Directors Fee Trust dated December 15, 2011 (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the annual period ended December 31, 2011).*

(10.7)
Supplemental Retirement Plan as Amended and Restated effective January 1, 2009 (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008).*

(10.7.1)	Amendment No. 1 to the Supplemental Retirement Plan as Amended and Restated effective January 1, 2009 (incorporated by reference to Exhibit 10.7.1 to our Form 8-K filed February 17, 2009).*
(10.8)	Trinity Industries, Inc. Deferred Plan for Director Fees, as amended (incorporated by reference to Exhibit 10.9 of Registration Statement No. 333-117526 filed July 21, 2004).*
(10.8.1)
Amendment to Trinity Industries, Inc. Deferred Plan for Director Fees dated December 7, 2005 (incorporated by reference to Exhibit 10.8.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2011).*

(10.8.2)	Trinity Industries, Inc. 2005 Deferred Plan for Director Fees (incorporated by reference to Exhibit 10,8.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2011).*
(10.9)	Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to Exhibit 4.2 of Registration Statement No. 333-77735 filed May 4, 1999).*
(10.9.1)
Amendment No. 1 to the Trinity Industries, Inc. 1998 Stock Option Plan and Incentive Plan (incorporated by reference to Exhibit 10.9.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2009).*

(10.9.2)
Amendment No. 2 to the Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.9.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2009).*

(10.9.3)
Amendment No. 3 to the Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.9.3 to our Annual Report on Form 10-K for the annual period ended December 31, 2011).*

(10.9.4)
Amendment No. 4 to the Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.9.4 to our Annual Report on Form 10-K for the annual period ended December 31, 2011).*

(10.10)	Amended and Restated Trinity Industries, Inc. 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 4, 2010).*
(10.10.1)
Form of Notice of Grant of Stock Options and Non-Qualified Option Agreement with Non-Qualified Stock Option Terms and Conditions as of September 8, 2004 (incorporated by reference to Exhibit 10.10.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2010).*

(10.10.1.1)
Non-Qualified Stock Option Terms and Conditions as of December 6, 2005 ( incorporated by reference to Exhibit 10.10.1.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2011).*

(10.10.1.2)
Form of Notice of Grant of Stock Options and Non-Qualified Option Agreement with Non-Qualified Stock Option Terms and Conditions as of December 9, 2008 (incorporated by reference to Exhibit 10.11.1.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2008).*

(10.10.2)
Form of Notice of Grant of Stock Options and Incentive Stock Option Agreement with Incentive Stock Option Terms and Conditions as of September 8, 2004 (incorporated by reference to Exhibit 10.10.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2010).*

(10.10.2.1)	Incentive Stock Option Terms and Conditions as of December 6, 2005 (incorporated by reference to Exhibit 10.10.2.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2011).*
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

INDEX TO EXHIBITS Trinity Industries, Inc. Index to Exhibits (Item 15(b))

NO.	DESCRIPTION
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

(10.11)	Trinity Industries, Inc. Supplemental Retirement Plan Trust (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2012).*
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

INDEX TO EXHIBITS Trinity Industries, Inc. Index to Exhibits (Item 15(b))

NO.	DESCRIPTION
(10.17)
Third Amended and Restated Credit Agreement dated as of October 20, 2011 among Trinity Industries, Inc, as Borrower, JP Morgan Chase Bank, N.A., individually and as Administrative Agent, and certain other Lenders party thereto from time to time (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the annual period ended December 31, 2011).

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

(10.18.2)
Amendment No. 3 to the Second Amended and Restated Warehouse Loan Agreement, dated February 1, 2013, amending the Second Amended and Restated Warehouse Loan Agreement dated May 29, 2009 (incorporated by reference to Exhibit 10.1 to our From 8-K filed on February 4, 2013).

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

(10.21)
Perquisite Plan beginning January 1, 2004 in which the Company's Executive Officers participate (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the annual period ended December 31, 2010).*

(10.22)
Purchase and Contribution Agreement, dated May 18, 2006, among Trinity Industries Leasing Company, Trinity Leasing Trust II, and Trinity Rail Leasing V L.P. (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the annual period ended December 31, 2011).

(10.22.1)
Master Indenture dated May 24, 2006, between Trinity Rail Leasing V L.P. and Wilmington Trust Company, as indenture trustee (incorporated by reference to Exhibit 10.22.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2011).

(10.23)	Board Compensation Summary Sheet (filed herewith).*
(10.25)
Indenture dated as of October 25, 2010, between Trinity Rail Leasing 2010 LLC and Wilmington Trust Company, as indenture trustee (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010).

(10.25.1)
Purchase and Contribution Agreement, dated as of October 25, 2010, among Trinity Rail Leasing Warehouse Trust, Trinity Industries Leasing Company, and Trinity Rail Leasing 2010 LLC (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010).

(10.25.2)
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

INDEX TO EXHIBITS Trinity Industries, Inc. Index to Exhibits (Item 15(b))

NO.	DESCRIPTION
(10.26)
Note Purchase Agreement dated June 29, 2011, among Trinity Industries Leasing Company, TRIP Rail Holdings LLC, TRIP Rail Leasing LLC, and TRIP Rail Master Funding LLC, and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011).

(10.26.1)
Purchase and Contribution Agreement dated July 6, 2011, among TRIP Rail Leasing, LLC, Trinity Industries Leasing Company, TRIP Rail Master Funding LLC (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011).

(10.26.2)
Master Indenture dated July 6, 2011, among TRIP Rail Master Funding LLC and Wilmington Trust Company, as indenture trustee (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011).

(10.27)
Form of Indemnification Agreement between Trinity Industries, Inc. and certain directors and executive officers (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the annual period ended December 31, 2011).

(10.28)
Note Purchase Agreement dated December 12, 2012, among Trinity Industries, Inc., Trinity Industries Leasing Company, Trinity Rail Leasing 2012 LLC, Credit Suisse Securities (USA) LLC, Credit Agricole Securities (USA) Inc., Lloyd's Securities Inc., Rabo Securities USA, Inc., and Wells Fargo Securities, LLC (filed herewith).

(10.28.1)	Master Indenture dated December 19, 2012, between Trinity Rail Leasing 2012 LLC and Wilmington Trust Company, as Indenture Trustee (filed herewith).
(10.28.2)	Purchase and Contribution Agreement, dated December 19, 2012, among Trinity Rail Leasing Warehouse Trust, Trinity Industries Leasing Company, and Trinity Rail Leasing 2012 LLC (filed herewith).
(12)	Computation of Ratio of Earnings to Fixed Charges (filed herewith).
(21)	Listing of subsidiaries of Trinity Industries, Inc. (filed herewith).
(23)	Consent of Ernst & Young LLP (contained on page 90 of this document and filed herewith).
(31.1)	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
(31.2)	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
(32.1)	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32.2)	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(95)	Mine Safety Disclosure Exhibit (filed herewith).
101.INS	XBRL Instance Document (filed electronically herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)
____________

*	Management contracts and compensatory plan arrangements.