Form 10-Q
period 2013-03-31
TRINITY INDUSTRIES INC
filed 2013-05-01
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At April 15, 2013 the number of shares of common stock outstanding was 79,203,521.

TRINITY INDUSTRIES, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2013	2012
	(in millions, except per share amounts)
Revenues:
Manufacturing	$798.5	$754.1
Leasing	134.4	142.1
	932.9	896.2
Operating costs:
Cost of revenues:
Manufacturing	641.2	656.8
Leasing	69.9	73.4
	711.1	730.2
Selling, engineering, and administrative expenses:
Manufacturing	42.7	33.3
Leasing	9.7	6.1
Other	16.6	11.3
	69.0	50.7
Gains (losses) on disposition of property, plant, and equipment:
Net gains on railcar lease fleet sales	6.8	3.7
Other	(0.1)	3.7
	6.7	7.4
Total operating profit	159.5	122.7
Other (income) expense:
Interest income	(0.4)	(0.4)
Interest expense	49.2	47.9
Other, net	(2.7)	(2.9)
	46.1	44.6
Income from continuing operations before income taxes	113.4	78.1
Provision for income taxes	41.2	25.7
Net income from continuing operations	72.2	52.4
Discontinued operations:
Gain on sale of discontinued operations, net of provision for income taxes of $5.4	7.0	—
Loss from discontinued operations, net of benefit for income taxes of $(0.3) and $(0.1)	(0.4)	(0.1)
Net income	78.8	52.3
Net loss attributable to noncontrolling interest	(0.3)	(0.6)
Net income attributable to Trinity Industries, Inc.	$79.1	$52.9

Net income attributable to Trinity Industries, Inc. per common share:
Basic:
Continuing operations	$0.91	$0.66
Discontinued operations	0.08	—
	$0.99	$0.66
Diluted:
Continuing operations	$0.91	$0.66
Discontinued operations	0.08	—
	$0.99	$0.66
Weighted average number of shares outstanding:
Basic	76.9	77.8
Diluted	77.0	78.1
Dividends declared per common share	$0.11	$0.09
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
	2013	2012
	(in millions)
Net income	$78.8	$52.3
Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments:
Unrealized gain (loss) arising during the period, net of tax expense of $0.5 and $1.1	(0.7)	1.6
Reclassification adjustments for losses included in net income, net of tax expense of $2.8 and $1.0	4.6	1.3
Net actuarial gains (losses) of defined benefit plans:
Amortization of net actuarial loss, net of tax expense of $0.5 and $0.3	0.7	0.6
	4.6	3.5
Comprehensive income	83.4	55.8
Less: comprehensive income (loss) attributable to noncontrolling interest	0.4	(0.1)
Comprehensive income attributable to Trinity Industries, Inc.	$83.0	$55.9

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(unaudited)
	(in millions)
ASSETS
Cash and cash equivalents	$360.5	$573.0
Short-term marketable securities	59.9	—
Receivables, net of allowance	414.2	390.0
Inventories:
Raw materials and supplies	417.1	405.3
Work in process	180.1	140.9
Finished goods	121.7	121.5
	718.9	667.7
Restricted cash, including partially-owned subsidiary of $50.9 and $50.3	215.3	223.2
Property, plant, and equipment, at cost, including partially-owned subsidiary of $1,272.5 and $1,272.4	5,854.6	5,642.0
Less accumulated depreciation, including partially-owned subsidiary of $162.4 and $153.8	(1,392.6)	(1,343.0)
	4,462.0	4,299.0
Goodwill	244.5	240.4
Assets held for sale and discontinued operations	—	27.9
Other assets	248.4	248.7
	$6,723.7	$6,669.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$200.0	$188.2
Accrued liabilities	606.8	583.1
Debt:
Recourse, net of unamortized discount of $84.2 and $87.5	412.0	458.1
Non-recourse:
Parent and wholly-owned subsidiaries	1,714.0	1,738.0
Partially-owned subsidiary	848.8	858.9
	2,974.8	3,055.0
Deferred income	43.5	44.5
Deferred income taxes	617.5	572.4
Liabilities held for sale and discontinued operations	—	3.7
Other liabilities	89.9	85.4
	4,532.5	4,532.3
Stockholders’ equity:
Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – 200.0 shares authorized	81.7	81.7
Capital in excess of par value	661.7	652.6
Retained earnings	1,607.1	1,536.7
Accumulated other comprehensive loss	(148.7)	(150.1)
Treasury stock	(63.3)	(67.9)
	2,138.5	2,053.0
Noncontrolling interest	52.7	84.6
	2,191.2	2,137.6
	$6,723.7	$6,669.9
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2013	2012
	(in millions)
Operating activities:
Net income	$78.8	$52.3
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(6.6)	0.1
Depreciation and amortization	50.0	47.6
Stock-based compensation expense	8.9	6.8
Excess tax benefits from stock-based compensation	(0.6)	(0.3)
Provision for deferred income taxes	36.0	26.0
Net gains on sales of railcars owned more than one year at the time of sale	(6.8)	(3.7)
Gains (losses) on disposition of property, plant, equipment, and other assets	0.1	(3.7)
Non-cash interest expense	8.1	7.3
Other	(2.4)	(2.4)
Changes in assets and liabilities:
(Increase) decrease in receivables	(22.9)	19.2
(Increase) decrease in inventories	(43.6)	(46.4)
(Increase) decrease in other assets	(2.9)	(5.6)
Increase (decrease) in accounts payable	10.9	13.6
Increase (decrease) in accrued liabilities	(8.2)	(33.2)
Increase (decrease) in other liabilities	6.1	(5.8)
Net cash provided by operating activities - continuing operations	104.9	71.8
Net cash required by operating activities - discontinued operations	(3.1)	(0.8)
Net cash provided by operating activities	101.8	71.0
Investing activities:
(Increase) decrease in short-term marketable securities	(59.9)	—
Proceeds from sales of railcars owned more than one year at the time of sale	30.6	26.5
Proceeds from disposition of property, plant, equipment, and other assets	0.6	12.7
Capital expenditures – leasing, net of sold railcars owned one year or less	(166.8)	(100.0)
Capital expenditures – manufacturing and other	(25.8)	(14.0)
Acquisitions, net of cash acquired	(9.1)	—
Other	(0.8)	—
Net cash required by investing activities - continuing operations	(231.2)	(74.8)
Net cash required by investing activities - discontinued operations	(0.4)	(2.2)
Net cash required by investing activities	(231.6)	(77.0)
Financing activities:
Proceeds from issuance of common stock, net	1.4	0.7
Excess tax benefits from stock-based compensation	0.6	0.3
Payments to retire debt	(83.5)	(52.4)
(Increase) decrease in restricted cash	7.9	16.3
Dividends paid to common shareholders	(8.7)	(7.2)
Other	(0.1)	—
Net cash required by financing activities - continuing operations	(82.4)	(42.3)
Net cash provided (required) by financing activities - discontinued operations	(0.3)	2.0
Net cash required by financing activities	(82.7)	(40.3)
Net decrease in cash and cash equivalents	(212.5)	(46.3)
Cash and cash equivalents at beginning of period	573.0	351.1
Cash and cash equivalents at end of period	$360.5	$304.8
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
(unaudited)

	Common Stock					Treasury Stock
	Shares	$1 Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	(in millions, except par value)
Balances at December 31, 2012	81.7	$81.7	$652.6	$1,536.7	$(150.1)	(2.6)	$(67.9)	$2,053.0	$84.6	$2,137.6
Net income (loss)	—	—	—	79.1	—	—	—	79.1	(0.3)	78.8
Other comprehensive income	—	—	—	—	3.9	—	—	3.9	0.7	4.6
Cash dividends on common stock	—	—	—	(8.7)	—	—	—	(8.7)	—	(8.7)
Restricted shares, net	—	—	7.0	—	—	0.0	1.8	8.8	—	8.8
Stock options exercised	—	—	(1.4)	—	—	0.1	2.8	1.4	—	1.4
Excess tax benefits from stock-based compensation	—	—	0.6	—	—	—	—	0.6	—	0.6
Purchase of additional interest in partially-owned leasing subsidiary	—	—	2.9	—	(2.5)	—	—	0.4	(32.3)	(31.9)
Balances at March 31, 2013	81.7	$81.7	$661.7	$1,607.1	$(148.7)	(2.5)	$(63.3)	$2,138.5	$52.7	$2,191.2
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity”, “Company”, “we”, or “our”) including the accounts of its wholly-owned subsidiaries and its partially-owned subsidiary, TRIP Rail Holdings LLC (“TRIP Holdings”), in which the Company has a controlling interest. In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of March 31, 2013, and the results of operations and cash flows for the three month periods ended March 31, 2013 and 2012, have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Certain amounts previously reported have been adjusted in the accompanying consolidated financial statements to remove the effects of discontinued operations. See Note 2 Acquisitions and Divestitures. Because of seasonal and other factors, the results of operations for the three month period ended March 31, 2013 may not be indicative of expected results of operations for the year ending December 31, 2013. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2012.

Stockholders' Equity

In September 2012, the Company’s Board of Directors authorized a new $200 million share repurchase program, effective October 1, 2012, which expires on December 31, 2014. No shares were repurchased under the program during the three months ended March 31, 2013.

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

Financial Instruments

The Company considers all highly liquid debt instruments to be either cash and cash equivalents if purchased with a maturity of three months or less, or short-term marketable securities if purchased with a maturity of more than three months and less than one year. The Company intends to hold its short-term marketable securities until they are redeemed at their maturity date and believes it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be maturity.

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments including restricted cash, short-term marketable securities, and receivables. The Company places its cash investments and short-term marketable securities in bank deposits and investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer. Concentrations of credit risk with respect to receivables are limited due to control procedures that monitor the credit worthiness of customers, the large number of customers in the Company's customer base, and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance for doubtful accounts based upon the expected collectability of all receivables. Receivable balances determined to be uncollectible are charged against the allowance. The carrying values of cash, short-term marketable securities, receivables and accounts payable are considered to be representative of their respective fair values. At March 31, 2013, one customer’s net receivable balance in our Energy Equipment Group, all within terms, accounted for 14% of the consolidated net receivables balance outstanding.

Recent Accounting Pronouncements

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

Reclassifications

Certain prior year balances have been reclassified in the Consolidated Statements of Operations, Consolidated Balance Sheets, and Consolidated Statements of Cash Flows to conform to the 2013 presentation.

Note 2. Acquisitions and Divestitures

For the three months ended March 31, 2013, the Company's acquisition and divestiture activity consisted of the sale of its remaining ready-mix concrete operations in exchange for certain aggregates operations in Texas, Colorado, and California. The aggregates operations acquired were recorded based on a preliminary valuation of the related assets and liabilities at their acquisition date fair value using level 3 inputs. Additionally, preliminary valuations of our acquisition completed in December 2012 are expected to be finalized in the next quarter. Such assets were not significant in relation to consolidated assets and liabilities. See Note 3 Fair Value for a discussion of inputs in determining fair value. This transaction, included in the Construction Products Group, is summarized below:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Acquisition:
Total cost	$53.8	$—
Net cash paid	$9.1	$—
Goodwill recorded	$2.5	$—

Divestiture:
Proceeds	$35.6	$—
Gain recognized	$12.4	$—
Goodwill charged off	$4.8	$—

The divestiture of our ready-mix concrete operations has been accounted for and reported as a discontinued operation and, accordingly, historical amounts previously reported have been adjusted, where appropriate, to remove the effect of discontinued operations. Further, assets and liabilities related to the discontinued operations have been classified as Assets/Liabilities Held for Sale and Discontinued Operations in the accompanying consolidated balance sheets as follows:

	March 31, 2013	December 31, 2012
	(in millions)
Assets of Ready-Mix Concrete Operations:
Inventories	$—	$4.5
Property, plant, and equipment, net	—	16.9
Goodwill	—	6.3
Other	—	0.2
	$—	$27.9
Liabilities of Ready-Mix Concrete Operations:
Debt	$—	$3.7
	$—	$3.7

Condensed results of operations for the ready-mix concrete operations for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Revenues	$31.6	$29.1

Loss from discontinued operations before income taxes	$(0.7)	$(0.2)
Income tax benefit	(0.3)	(0.1)
Net loss from discontinued operations	$(0.4)	$(0.1)
In April 2013, the Company completed the acquisition of a business with its principal operations in Mexico for approximately $23.1 million plus the assumption of certain specific liabilities.

Note 3. Fair Value Accounting

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of March 31, 2013
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$104.8	$—	$—	$104.8
Restricted cash	215.3	—	—	215.3
Fuel derivative instruments[1]	—	0.1	—	0.1
Total assets	$320.1	$0.1	$—	$320.2
Liabilities:
Interest rate hedges:[2]
Wholly-owned subsidiary	$—	$33.3	$—	$33.3
Partially-owned subsidiary	—	4.4	—	4.4
Total liabilities	$—	$37.7	$—	$37.7

	Fair Value Measurement as of December 31, 2012
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$246.6	$155.0	$—	$401.6
Restricted cash	223.2	—	—	223.2
Equity call agreement with TRIP Holdings equity investor[1]	—	—	0.8	0.8
Fuel derivative instruments[1]	—	0.1	—	0.1
Total assets	$469.8	$155.1	$0.8	$625.7
Liabilities:
Interest rate hedges:[2]
Wholly-owned subsidiary	$—	$37.6	$—	$37.6
Partially-owned subsidiary	—	5.2	—	5.2
Equity put agreement with TRIP Holdings equity investor[3]	—	—	2.9	2.9
Fuel derivative instruments[2]	—	0.0	—	0.0
Total liabilities	$—	$42.8	$2.9	$45.7
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

Level 3 – This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The equity put and call agreements with the TRIP equity investor are valued based on cash flow projections and certain assumptions regarding the likelihood of exercising the option under the related agreement. See Note 6 Partially-Owned Leasing Subsidiary.

The carrying amounts and estimated fair values of our long-term debt are as follows:

	March 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Recourse:
Convertible subordinated notes	$450.0	$546.6	$450.0	$506.6
Less: unamortized discount	(84.2)		(87.5)
	365.8		362.5
Capital lease obligations	45.1	45.1	45.8	45.8
Term loan	—	—	48.6	53.3
Other	1.1	1.1	1.2	1.2
	412.0	592.8	458.1	606.9
Non-recourse:
2006 secured railcar equipment notes	252.2	284.3	255.8	292.0
Promissory notes	418.2	409.3	424.1	414.6
2009 secured railcar equipment notes	206.7	253.3	209.2	260.4
2010 secured railcar equipment notes	337.9	376.9	341.5	387.2
2012 secured railcar equipment notes	331.1	326.1	333.8	321.7
TILC warehouse facility	167.9	167.9	173.6	173.6
TRIP Holdings senior secured notes	61.2	61.2	61.2	62.5
TRIP Master Funding secured railcar equipment notes	787.6	886.3	797.7	952.0
	2,562.8	2,765.3	2,596.9	2,864.0
Total	$2,974.8	$3,358.1	$3,055.0	$3,470.9

The estimated fair value of our convertible subordinated notes was based on a quoted market price in a market with relative inactivity as of March 31, 2013 and December 31, 2012, respectively (Level 2 input). The estimated fair values of our 2006, 2009, 2010, and 2012 secured railcar equipment notes, promissory notes, TRIP Holdings senior secured notes, TRIP Rail Master Funding LLC (“TRIP Master Funding”) secured railcar equipment notes, and term loan are based on our estimate of their fair value as of March 31, 2013 and December 31, 2012, respectively. These values were determined by discounting their future cash flows at the current market interest rate (Level 3 inputs). The carrying value of our Trinity Industries Leasing Company (“TILC”) warehouse facility approximates fair value because the interest rate adjusts to the market interest rate and the Company’s credit rating has not changed since the loan agreement was renewed in February 2011 and extended in February 2013 (Level 3 input). The fair values of all other financial instruments are estimated to approximate carrying value. See Note 11 Debt for a description of the Company's long-term debt.

Note 4. Segment Information

The Company reports operating results in five principal business segments: (1) the Rail Group, which manufactures and sells railcars and related parts and components; (2) the Construction Products Group, which manufactures and sells highway products and other steel products for infrastructure-related projects and produces aggregates; (3) the Inland Barge Group, which manufactures and sells barges and related products for inland waterway services; (4) the Energy Equipment Group, which manufactures and sells products for energy related businesses, including structural wind towers, containers, and tank heads for pressure and non-pressure vessels, and utility, traffic, and lighting structures; and (5) the Railcar Leasing and Management Services Group (“Leasing Group”), which owns and operates a fleet of railcars as well as provides third-party fleet management, maintenance, and leasing services. The segment All Other includes our captive insurance and transportation companies; legal, environmental, and maintenance costs associated with non-operating facilities; other peripheral businesses; and the change in market valuation related to ineffective commodity hedges. Gains and losses from the sale of property, plant, and equipment that are related to manufacturing and dedicated to the specific manufacturing operations of a particular segment are included in operating profit of that respective segment. Gains and losses from the sale of property, plant, and equipment that can be utilized by multiple segments are included in operating profit of the All Other segment.

As discussed in Note 2, Acquisitions and Divestitures, the Company sold its remaining ready-mix concrete operations that have historically been a component of the Construction Products Group. The divestiture of our ready-mix concrete operations has been accounted for and reported as a discontinued operation and, accordingly, historical segment information previously reported has been adjusted to exclude the discontinued operations from the Construction Products Group.

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

The financial information from continuing operations for these segments is shown in the tables below. We operate principally in North America.

Three Months Ended March 31, 2013

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$423.6	$201.9	$625.5	$102.9
Construction Products Group	98.0	5.8	103.8	7.7
Inland Barge Group	147.4	—	147.4	24.3
Energy Equipment Group	128.5	26.2	154.7	14.9
Railcar Leasing and Management Services Group	134.4	—	134.4	61.6
All Other	1.0	18.3	19.3	(2.6)
Corporate	—	—	—	(16.6)
Eliminations – Lease subsidiary	—	(198.0)	(198.0)	(32.4)
Eliminations – Other	—	(54.2)	(54.2)	(0.3)
Consolidated Total	$932.9	$—	$932.9	$159.5

Three Months Ended March 31, 2012

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$341.2	$125.9	$467.1	$40.1
Construction Products Group	120.5	5.4	125.9	11.1
Inland Barge Group	169.4	—	169.4	30.0
Energy Equipment Group	120.1	4.9	125.0	(3.8)
Railcar Leasing and Management Services Group	142.1	0.2	142.3	66.5
All Other	2.9	12.8	15.7	1.2
Corporate	—	—	—	(11.6)
Eliminations – Lease subsidiary	—	(122.6)	(122.6)	(10.9)
Eliminations – Other	—	(26.6)	(26.6)	0.1
Consolidated Total	$896.2	$—	$896.2	$122.7

Note 5. Railcar Leasing and Management Services Group

The Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet management, maintenance, and leasing services. Selected consolidating financial information for the Leasing Group is as follows:

	March 31, 2013
	Leasing Group
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiary	Manufacturing/ Corporate	Total
	(in millions)
Cash, cash equivalents, and short-term marketable securities	$4.2	$—	$416.2	$420.4
Property, plant, and equipment, net	$3,348.8	$1,110.1	$590.5	$5,049.4
Net deferred profit on railcars sold to the Leasing Group	(408.1)	(179.3)	—	(587.4)
	$2,940.7	$930.8	$590.5	$4,462.0
Restricted cash	$164.4	$50.9	$—	$215.3
Debt:
Recourse	$45.1	$—	$451.1	$496.2
Less: unamortized discount	—	—	(84.2)	(84.2)
	45.1	—	366.9	412.0
Non-recourse	1,714.0	957.6	—	2,671.6
Less: non-recourse debt owned by Trinity	—	(108.8)	—	(108.8)
Total debt	$1,759.1	$848.8	$366.9	$2,974.8
Net deferred tax liabilities	$688.9	$6.0	$(95.1)	$599.8

	December 31, 2012
	Leasing Group
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiary	Manufacturing/ Corporate	Total
	(in millions)
Cash and cash equivalents	$5.7	$—	$567.3	$573.0
Property, plant, and equipment, net	$3,203.8	$1,118.6	$539.3	$4,861.7
Net deferred profit on railcars sold to the Leasing Group	(381.8)	(180.9)	—	(562.7)
	$2,822.0	$937.7	$539.3	$4,299.0
Restricted cash	$172.9	$50.3	$—	$223.2
Debt:
Recourse	$94.4	$—	$451.2	$545.6
Less: unamortized discount	—	—	(87.5)	(87.5)
	94.4	—	363.7	458.1
Non-recourse	1,738.0	967.7	—	2,705.7
Less: non-recourse debt owned by Trinity	—	(108.8)	—	(108.8)
Total debt	$1,832.4	$858.9	$363.7	$3,055.0
Net deferred tax liabilities	$671.1	$5.4	$(120.7)	$555.8

See Note 6 Partially-Owned Leasing Subsidiary and Note 11 Debt for a further discussion regarding the Company’s investment in TRIP Holdings and TRIP Holdings’ debt.

	Three Months Ended March 31,
	2013	2012	Percent
	($ in millions)		Change
Revenues:
Wholly-owned subsidiaries:
Leasing and management	$104.8	$98.3	6.6%
Railcar sales	0.1	14.9	*
	104.9	113.2	(7.3)
Partially-owned subsidiary:
Leasing and management	29.5	29.1	1.4
Railcar sales	—	—	—
	29.5	29.1	1.4
Total revenues	$134.4	$142.3	(5.6)
Operating profit (loss):
Wholly-owned subsidiaries:
Leasing and management	$38.4	$43.1
Railcar sales:
Railcars owned one year or less at the time of sale	0.0	2.9
Railcars owned more than one year at the time of sale	6.9	4.1
	45.3	50.1
Partially-owned subsidiary:
Leasing and management	16.4	16.8
Railcar sales:
Railcars owned one year or less at the time of sale	—	—
Railcars owned more than one year at the time of sale	(0.1)	(0.4)
	16.3	16.4
Total operating profit	$61.6	$66.5	(7.4)
Operating profit margin:
Leasing and management	40.8%	47.0%
Railcar sales	*	*
Total operating profit margin	45.8	46.7

Selected expense information(1):
Depreciation	$31.0	$29.3	5.8
Maintenance	$19.0	$14.4	31.9
Rent	$13.4	$12.7	5.5
Interest:
Wholly-owned subsidiaries	$26.0	$24.6
Partially-owned subsidiary:
External	14.9	15.2
Intercompany	2.7	3.3
	17.6	18.5
Total interest expense	$43.6	$43.1	1.2%
 * Not meaningful

(1) Depreciation, maintenance, and rent expense are components of operating profit. Interest expense is not a component of operating profit and includes the effect of hedges. Intercompany interest expense arises from Trinity’s ownership of a portion of TRIP Holdings’ Senior Secured Notes and is eliminated in consolidation. See Note 11 Debt.

Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured predominantly by the Rail Group and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Leasing Group primarily enters into operating leases. Future contractual minimum rental revenues on leases are as follows:

	Remaining nine months of 2013	2014	2015	2016	2017	Thereafter	Total
	(in millions)
Wholly-owned subsidiaries	$228.6	$252.7	$207.1	$160.7	$116.5	$246.1	$1,211.7
Partially-owned subsidiary	74.4	77.4	64.5	53.1	38.8	48.8	357.0
	$303.0	$330.1	$271.6	$213.8	$155.3	$294.9	$1,568.7

Debt. The Leasing Group’s debt at March 31, 2013 consisted of both recourse and non-recourse debt. As of March 31, 2013, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $2,561.9 million that is pledged as collateral for Leasing Group debt held by those subsidiaries, including equipment with a net book value of $49.2 million securing capital lease obligations. The net book value of unpledged equipment at March 31, 2013 was $694.3 million. See Note 11 Debt for the form, maturities, and descriptions of Leasing Group debt.

TRIP Holdings. Debt owed by TRIP Holdings and its subsidiaries is nonrecourse to Trinity and TILC and is secured solely by the consolidated assets of TRIP Holdings and the equity interests of TRIP Holdings. In July 2011, TRIP Holdings and its newly-formed subsidiary, TRIP Master Funding, issued $1,032.0 million in new debt and repaid all of the outstanding borrowings of the existing TRIP Warehouse Loan. TRIP Master Funding equipment with a net book value of $1,110.1 million, excluding deferred profit resulting from the sale of railcars to TRIP Master Funding, is pledged as collateral for the TRIP Master Funding debt. See Note 6 Partially-Owned Leasing Subsidiary for a description of TRIP Holdings.

Off Balance Sheet Arrangements. In prior years, the Leasing Group completed a series of financing transactions whereby railcars were sold to one or more separate independent owner trusts (“Trusts”). Each of the Trusts financed the purchase of the railcars with a combination of debt and equity. In each transaction, the equity participant in the Trust is considered to be the primary beneficiary of the Trust and therefore, the debt related to the Trust is not included as part of the consolidated financial statements. The Leasing Group, through newly-formed, wholly-owned, qualified subsidiaries, leased railcars from the Trusts under operating leases with terms of 22 years, and subleased the railcars to independent third-party customers under shorter term operating rental agreements.

These Leasing Group subsidiaries had total assets as of March 31, 2013 of $206.2 million, including cash of $81.3 million and railcars of $92.0 million. The right, title, and interest in each sublease, cash, and railcars are pledged to collateralize the lease obligations to the Trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiaries’ lease obligations. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties to be available to Trinity. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future contractual minimum rental revenues related to these leases due to the Leasing Group are as follows:

	Remaining nine months of 2013	2014	2015	2016	2017	Thereafter	Total
	(in millions)
Future operating lease obligations of Trusts’ railcars	$34.1	$44.7	$43.0	$40.1	$41.9	$298.9	$502.7
Future contractual minimum rental revenues of Trusts’ railcars	$44.5	$46.2	$36.0	$26.1	$17.0	$34.7	$204.5

Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to operating leases other than leases with the Trusts are as follows:

	Remaining nine months of 2013	2014	2015	2016	2017	Thereafter	Total
	(in millions)
Future operating lease obligations	$9.7	$12.8	$12.8	$12.7	$12.1	$50.3	$110.4
Future contractual minimum rental revenues	$12.4	$16.0	$12.3	$11.4	$8.8	$14.2	$75.1

Operating lease obligations totaling $25.1 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries. See Note 5 of the December 31, 2012 Consolidated Financial Statements filed on Form 10-K for a detailed explanation of these financing transactions.

Note 6. Partially-Owned Leasing Subsidiary

In 2007, the Company, through its wholly-owned subsidiary, and other third-party equity investors formed TRIP Holdings for the purpose of providing railcar leasing and management services in North America. TRIP Holdings, through its wholly-owned subsidiaries, purchased railcars from the Company’s Rail and Leasing Groups funded by capital contributions from TRIP Holdings’ equity investors and borrowings under the TRIP Holdings' credit facilities. As of March 31, 2013, TRIP Holdings’ subsidiaries had purchased $1,331.4 million of railcars from the Company. Railcars purchased from the Company by TRIP Holdings’ subsidiaries are required to be purchased at prices comparable with the prices of all similar, new railcars sold contemporaneously by the Company and at prices based on third-party appraised values for used railcars. See Note 11 Debt regarding TRIP Holdings and its related debt. The assets of TRIP Holdings may only be used to satisfy the liabilities of TRIP Holdings, and the liabilities and indebtedness of TRIP Holdings have recourse only to TRIP Holdings' assets.

Effective March 2013, the Company purchased an additional 16% interest in TRIP Holdings from another equity investor for $31.7 million resulting in a reduction in the carrying amount of noncontrolling interest by $32.3 million. The transaction was cash settled in April 2013. Certain previous put/call agreements with the equity investor regarding their equity interest were terminated.

At March 31, 2013, the Company owned 73% of TRIP Holdings with the remainder owned by two third-party equity investors. The Company's noncontrolling interest represents the non-Trinity equity interest in TRIP Holdings. The Company receives distributions from TRIP Holdings as an equity investor, when allowed, in proportion to its 73% equity interest, and has an interest in the net assets of TRIP Holdings upon a liquidation event in the same proportion. The terms of the Company’s equity investment are identical to the terms of each of the other equity investors. The manager of TRIP Holdings, TILC, may be removed without cause as a result of a majority vote of the third-party equity investors. Other than as described above, Trinity had no remaining equity commitment to TRIP Holdings as of March 31, 2013 and had no obligation to guarantee performance under any TRIP-related debt agreements, guarantee any railcar residual values, shield any parties from losses, or guarantee minimum yields.

The Company’s carrying value of TILC's investment in TRIP Holdings, which is eliminated in consolidation, was $128.3 million and $95.6 million at March 31, 2013 and December 31, 2012, respectively.

Administrative fees paid to TILC by TRIP Holdings and subsidiaries for the three month periods ended March 31, 2013 and 2012 were $1.3 million and $1.3 million, respectively.

Note 7. Derivative Instruments

We use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 Fair Value Accounting for discussion of how the Company valued its commodity hedges and interest rate swaps at March 31, 2013. See Note 11 Debt for a description of the Company's debt instruments.

Interest rate hedges

			Included in accompanying balance sheet at March 31, 2013
	Notional Amount	Interest Rate(1)	Liability	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(1.9)	$—
Promissory notes	$370.0	5.34%	$—	$6.4	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$24.1	$8.7
Open hedges:
TRIP Master Funding secured railcar equipment notes	$75.6	2.62%	$4.4	$3.2	$1.2
Promissory notes	$435.7	4.13%	$33.3	$31.1	$—

(1)	Weighted average fixed interest rate

	Effect on interest expense-increase/(decrease)
	Three Months Ended March 31,		Expected effect during next twelve months(1)
	2013	2012
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$(0.1)	$(0.1)	$(0.3)
Promissory notes	$0.8	$0.9	$3.1
TRIP Holdings warehouse loan	$2.0	$1.5	$5.3
Open hedges:
TRIP Master Funding secured railcar equipment notes	$0.5	$0.5	$1.7
Promissory notes	$3.9	$4.2	$16.3
(1)Based on the fair value of open hedges as of March 31, 2013

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

In 2008, we entered into an interest rate swap derivative instrument, expiring in 2015, to fix the variable Libor component of the Promissory Notes. This derivative instrument transaction is being accounted for as a cash flow hedge. The effect on interest expense is primarily a result of monthly interest settlements.

Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $5.3 million of additional interest expense expected to be recognized during the twelve months following March 31, 2013. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with an initial notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The effect on interest expense is primarily a result of monthly interest settlements.

See Note 11 Debt regarding the related debt instruments.

Other Derivatives

	Effect on operating income - increase/(decrease)
	Three Months Ended March 31,
	2013	2012
	(in millions)
Fuel hedges(1)
Effect of mark-to-market valuation	$0.0	$0.1
Settlements	0.0	0.1
	$0.0	$0.2
Foreign exchange hedges(2)	$—	$(0.4)

(1)	Included in cost of revenues in the accompanying consolidated statement of operations

(2)	Included in other, net in the accompanying consolidated statement of operations

Natural gas and diesel fuel

We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet as of March 31, 2013 for these instruments was not significant.

Foreign exchange hedge

We enter into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. These instruments are short term with quarterly maturities and no remaining balance in AOCL as of March 31, 2013.

Note 8. Property, Plant, and Equipment

The following table summarizes the components of property, plant, and equipment as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
		(as reported)
	(in millions)
Manufacturing/Corporate:
Land	$40.8	$37.7
Buildings and improvements	436.5	431.0
Machinery and other	803.9	745.3
Construction in progress	47.4	46.1
	1,328.6	1,260.1
Less accumulated depreciation	(738.1)	(720.8)
	590.5	539.3
Leasing:
Wholly-owned subsidiaries:
Machinery and other	9.7	9.6
Equipment on lease	3,831.2	3,662.6
	3,840.9	3,672.2
Less accumulated depreciation	(492.1)	(468.4)
	3,348.8	3,203.8
Partially-owned subsidiary:
Equipment on lease	1,272.5	1,272.4
Less accumulated depreciation	(162.4)	(153.8)
	1,110.1	1,118.6
Net deferred profit on railcars sold to the Leasing Group
Sold to wholly-owned subsidiaries	(408.1)	(381.8)
Sold to partially-owned subsidiary	(179.3)	(180.9)
	$4,462.0	$4,299.0

Note 9. Goodwill

Goodwill by segment is as follows:

	March 31, 2013	December 31, 2012
		(as reported)
	(in millions)
Rail Group	$122.5	$122.5
Construction Products Group	109.3	105.2
Energy Equipment Group	10.9	10.9
Railcar Leasing and Management Services Group	1.8	1.8
	$244.5	$240.4

The net increase in the Construction Products Group goodwill as of March 31, 2013 is primarily due to acquisition and divestiture activity during the three months ended March 31, 2013. See Note 2 Acquisitions and Divestitures.

Note 10. Warranties

The changes in the accruals for warranties for the three month periods ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Beginning balance	$12.5	$13.5
Warranty costs incurred	(1.5)	(2.4)
Warranty originations and revisions	2.6	3.8
Warranty expirations	(1.0)	(0.4)
Ending balance	$12.6	$14.5

Note 11. Debt

The following table summarizes the components of debt as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
		(as reported)
	(in millions)
Manufacturing/Corporate – Recourse:
Revolving credit facility	$—	$—
Convertible subordinated notes	450.0	450.0
Less: unamortized discount	(84.2)	(87.5)
	365.8	362.5
Other	1.1	1.2
	366.9	363.7
Leasing – Recourse:
Capital lease obligations	45.1	45.8
Term loan	—	48.6
	45.1	94.4
Total recourse debt	412.0	458.1

Leasing – Non-recourse:
2006 secured railcar equipment notes	252.2	255.8
Promissory notes	418.2	424.1
2009 secured railcar equipment notes	206.7	209.2
2010 secured railcar equipment notes	337.9	341.5
2012 secured railcar equipment notes	331.1	333.8
TILC warehouse facility	167.9	173.6
TRIP Holdings senior secured notes:
Total outstanding	170.0	170.0
Less: owned by Trinity	(108.8)	(108.8)
	61.2	61.2
TRIP Master Funding secured railcar equipment notes	787.6	797.7
Total non–recourse debt	2,562.8	2,596.9
Total debt	$2,974.8	$3,055.0

We have a $425.0 million unsecured revolving credit facility that matures on October 20, 2016. As of March 31, 2013, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $70.1 million, leaving $354.9 million available for borrowing. Other than these letters of credit, there were no borrowings under our revolving credit facility as of March 31, 2013, or for the three month period then ended. Of the outstanding letters of credit as of March 31, 2013, a total of $1.7 million is expected to expire in 2013 and the remainder in 2014. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew each year. Trinity’s revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. Borrowings under the credit facility bear interest at Libor plus 1.50% or prime plus 0.50%. As of March 31, 2013, we were in compliance with all such financial covenants.

The Company's 3 7/8% convertible subordinated notes are recorded net of unamortized discount to reflect their underlying economics by capturing the value of the conversion option as borrowing costs. As of March 31, 2013 and December 31, 2012, capital in excess of par value included $92.8 million related to the estimated value of the Convertible Subordinated Notes’ conversion options, in accordance with ASC 470-20. Debt discount recorded in the consolidated balance sheet is being amortized through June 1, 2018 to yield an effective annual interest rate of 8.42% based upon the estimated market interest rate for comparable non-convertible debt as of the issuance date of the Convertible Subordinated Notes. Total interest expense recognized on the Convertible Subordinated Notes for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Coupon rate interest	$4.4	$4.4
Amortized debt discount	3.3	3.0
	$7.7	$7.4

At March 31, 2013, the Convertible Subordinated Notes were convertible at a price of $51.04 per share resulting in 8,816,614 issuable shares. As of March 31, 2013, if the Convertible Subordinated Notes had been converted, no shares would have been issued since the trading price of the Company’s common stock was below the conversion price of the Convertible Subordinated Notes. The Company has not entered into any derivatives transactions associated with these notes.

The $475.0 million TILC warehouse loan facility, established to finance railcars owned by TILC, had $167.9 million outstanding and $307.1 million available as of March 31, 2013. The warehouse loan is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 2.22% at March 31, 2013. In February 2013, the warehouse loan facility was extended for an additional six months and now matures in August 2013. Amounts outstanding at maturity, absent renewal, will be payable in three installments in February 2014, August 2014, and February 2015.

The Company's term loan agreement was repaid in full in March 2013.

Terms and conditions of other debt, including recourse and non-recourse provisions, are described in Note 11 of the December 31, 2012 Consolidated Financial Statements filed on Form 10-K.

The remaining principal payments under existing debt agreements as of March 31, 2013, after considering the extension of the TILC warehouse facility in February 2013, are as follows:

	Remaining nine months of 2013	2014	2015	2016	2017	Thereafter
	(in millions)
Recourse:
Manufacturing/Corporate	$0.2	$0.2	$0.2	$0.2	$0.3	$450.0
Leasing – capital lease obligations (Note 5)	2.2	3.1	3.3	3.5	3.7	29.3
Non-recourse – leasing (Note 5):
2006 secured railcar equipment notes	11.5	16.9	18.6	21.9	24.1	159.2
Promissory notes	21.6	25.4	22.7	348.5	—	—
2009 secured railcar equipment notes	7.7	9.9	9.6	6.5	6.3	166.7
2010 secured railcar equipment notes	11.0	14.0	15.3	15.0	13.7	268.9
2012 secured railcar equipment notes	12.5	16.6	15.7	15.9	13.8	256.6
TILC warehouse facility	2.4	4.6	0.5	—	—	—
TRIP Holdings senior secured notes:
Total outstanding	—	170.0	—	—	—	—
Less: owned by Trinity	—	(108.8)	—	—	—	—
		61.2
TRIP Master Funding secured railcar equipment notes	30.8	40.1	35.7	29.3	20.4	631.3
Facility termination payments - TILC warehouse facility	—	106.9	53.5	—	—	—
Total principal payments	$99.9	$298.9	$175.1	$440.8	$82.3	$1,962.0

Note 12. Other, Net

Other, net (income) expense consists of the following items:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Foreign currency exchange transactions	$(0.3)	$(2.0)
Gain on equity investments	(0.1)	0.0
Other	(2.3)	(0.9)
Other, net	$(2.7)	$(2.9)

Other for the three months ended March 31, 2013 includes $1.7 million in income related to the change in fair value of certain equity repurchase agreements with an investor in TRIP Holdings. See Note 3 Fair Value Accounting and Note 6 Partially-Owned Leasing Subsidiary.

Note 13. Income Taxes

The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. Federal income tax rate and the Company’s effective income tax rate on income from continuing operations:

	Three Months Ended March 31,
	2013	2012
Statutory rate	35.0%	35.0%
State taxes	2.0	1.9
Changes in tax reserves	—	(4.6)
Other, net	(0.7)	0.6
Effective rate	36.3%	32.9%

The IRS field work for our 2006-2008 audit cycle has concluded and all issues, except for transfer pricing, have been agreed upon and tentatively settled. The transfer pricing issue has been appealed and we are working with both the U.S. and Mexican taxing authorities to coordinate taxation. Since we do not control the timing of when our issues will be settled, we cannot determine when the 2006-2008 cycle will close and all issues formally settled and thus when the statute of limitations for years after 2005 will close. In addition, we are currently under IRS audit for the 2009- 2011 tax years.

We have various subsidiaries in Mexico that file separate tax returns and are subject to examination by taxing authorities at different times. The 2003 tax year of one of our Mexican subsidiaries is still under review and its statute of limitations remains open through June 2014. Another Mexican subsidiary’s statute of limitations for the 2005 tax year remains open through July 2013. The remaining entities are open for their 2006 tax years and forward.

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

The change in unrecognized tax benefits for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Beginning balance	$48.7	$52.5
Additions for tax positions related to the current year	1.1	1.0
Reductions for tax positions of prior years	—	(1.1)
Settlements	—	(3.0)
Expiration of statute of limitations	—	(0.1)
Ending balance	$49.8	$49.3

Additions for tax positions related to the current year in the amounts of $1.1 million and $1.0 million recorded in the three months ended March 31, 2013 and 2012, respectively, were amounts provided for tax positions that will be taken for Federal and state income tax purposes when we file those tax returns.

The reduction in tax positions of prior years of $1.1 million for the three months ended March 31, 2012, was primarily related to new guidance issued in March 2012 by the IRS regarding the capitalization of fixed assets as well as state taxes.

Settlements during three months ended March 31, 2012 primarily related to the settlement of our 2004-2005 IRS audit as well as the related impact on state tax returns.

The expiration of statute of limitations relates to state taxes where the statute has closed.

The total amount of unrecognized tax benefits including interest and penalties at March 31, 2013 and 2012, that would affect the Company’s overall effective tax rate if recognized was $12.1 million and $17.5 million, respectively. There is a reasonable possibility that unrecognized Federal and state tax benefits will decrease by $1.0 million by March 31, 2014 due to settlements and lapses in statutes of limitations for assessing tax. During the first quarter of 2013, we entered into an agreement with the IRS to extend the statute of limitations to assess tax on our December 31, 2006-2008 tax years. Thus, items that were previously expected to settle during the year ended December 31, 2013 are now expected to settle during the year ended December 31, 2014.

Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of March 31, 2013 and December 31, 2012 was $10.5 million and $10.3 million, respectively. Income tax expense for the three months ended March 31, 2013, included an increase in income tax expense of $0.2 million in interest expense and penalties related to uncertain tax positions. Income tax expense for the three months ended March 31, 2012, included a decrease in income tax expense of $0.9 million in interest expense and penalties related to uncertain tax positions.

Note 14. Employee Retirement Plans

The following table summarizes the components of net retirement cost for the Company:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Expense Components
Service cost	$0.3	$0.2
Interest	4.7	4.8
Expected return on plan assets	(6.6)	(5.6)
Amortization of actuarial loss	1.2	0.9
Defined benefit expense	(0.4)	0.3
Profit sharing	3.1	2.6
Net expense	$2.7	$2.9

Trinity contributed $3.6 million and $6.1 million to the Company's defined benefit plans for the three month periods ended March 31, 2013 and 2012, respectively. Total contributions to the Company's defined benefit pension plans in 2013 are expected to be approximately $18.9 million.

Note 15. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended March 31, 2013 are as follows, net of tax:

	Currency translation adjustments	Unrealized loss on derivative financial instruments	Net actuarial gains/(losses) of defined benefit plans	Accumulated Other Comprehensive Loss
	(in millions)
Balances at December 31, 2012	$(16.5)	$(34.8)	$(98.8)	$(150.1)
Other comprehensive loss before reclassifications	—	(0.7)	—	(0.7)
Amounts reclassified from accumulated other comprehensive loss, net of tax expense of $0.0, $2.8, $0.5, and $3.3	0.0	4.6	0.7	5.3
Less: noncontrolling interest	—	(0.7)	—	(0.7)
Other comprehensive income	0.0	3.2	0.7	3.9
Purchase of additional interest in partially-owned leasing subsidiary	—	(2.5)	—	(2.5)
Balances at March 31, 2013	$(16.5)	$(34.1)	$(98.1)	$(148.7)
See Note 7 Derivative Instruments for information on the reclassification of amounts in accumulated other comprehensive loss into earnings. Reclassifications of unrealized before-tax losses on derivative financial instruments are included in interest expense in the Consolidated Statement of Operations. Approximately $1.0 million of the before-tax reclassification of net actuarial gains/(losses) of defined benefit plans are included in cost of revenues with the remainder included in selling, engineering, and administrative expenses in the Consolidated Statement of Operations for the three month period ended March 31, 2013.

Note 16. Stock-Based Compensation

Stock-based compensation totaled approximately $9.0 million and $6.9 million for the three months ended March 31, 2013 and 2012, respectively.

Note 17. Earnings Per Common Share

Basic net income attributable to Trinity Industries, Inc. per common share is computed by dividing net income attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted net income attributable to Trinity per common share includes the net impact of unvested restricted shares and shares that could be issued under outstanding stock options. Total weighted average restricted shares and antidilutive stock options were 3.2 million shares and 3.1 million shares for the three month periods ended March 31, 2013 and 2012, respectively.

The computation of basic and diluted net income attributable to Trinity Industries, Inc. follows. Amounts previously reported have been adjusted to reflect discontinued operations resulting from the sale of the Company's ready-mix concrete operations. See Note 2 Acquisitions and Divestitures.

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
Net income from continuing operations	$72.2			$52.4
Less: net loss from continuing operations attributable to noncontrolling interest	(0.3)			(0.6)
Net income from continuing operations attributable to Trinity Industries, Inc.	72.5			53.0
Unvested restricted share participation	(2.3)			(1.7)
Net income from continuing operations attributable to Trinity Industries, Inc. – basic	70.2	76.9	$0.91	51.3	77.8	$0.66
Effect of dilutive securities:
Stock options	—	0.1		—	0.3
Net income from continuing operations attributable to Trinity Industries, Inc. – diluted	$70.2	77.0	$0.91	$51.3	78.1	$0.66

Net income (loss) from discontinued operations, net of taxes	$6.6			$(0.1)
Unvested restricted share participation	(0.2)			—
Net income (loss) from discontinued operations, net of taxes – basic	6.4	76.9	$0.08	(0.1)	77.8	$—
Effect of dilutive securities:
Stock options	—	0.1		—	0.3
Net income (loss) from discontinued operations, net of taxes – diluted	$6.4	77.0	$0.08	$(0.1)	78.1	$—

Note 18. Contingencies

Highway Products Litigation

As previously reported, on September 2, 2011, the Company and the Texas A&M University System, as Plaintiffs, filed litigation in Virginia asserting claims of patent and trademark infringement against SPIG Industry, LLC, SPIG Industry, Inc., and Selco Construction Services, Inc. The litigation alleged that without authorization SPIG Industry, LLC and SPIG Industry, Inc. manufactured and sold, and Selco Construction Services, Inc. installed certain highway guardrail end terminal products that copied the Plaintiffs' ET-Plus System (“ET-Plus”). The ET-Plus is a patented, energy-absorbing, guardrail end terminal system designed by engineers at the Texas A&M Transportation Institute. The ET-Plus is manufactured under license, marketed and sold by Trinity Highway Products, LLC, a wholly-owned subsidiary of the Company. The ET-Plus is typically purchased by state Departments of Transportation and highway construction contractors for use along roadways and medians. The Company settled the infringement lawsuit on acceptable terms and thereafter proceeded with defamation and disparagement lawsuits in Texas and Georgia alleging that Joshua Harman, an officer in each of SPIG Industry, LLC, SPIG Industry, Inc., and Selco Construction Services, Inc. has made and continues to make egregiously false and misleading statements and claims about the ET-Plus and the Company.

As previously reported, in a related matter, on January 28, 2013, the Company was advised that the United States filed a “Notice of Election to Decline Intervention” in a False Claims Act (Qui Tam) complaint filed under seal on March 6, 2012 in the United States District Court for the Eastern District of Texas, Marshall Division styled JOSHUA HARMAN, on behalf of the UNITED STATES OF AMERICA, PLAINTIFF/Relator (“Mr. Harman”) v. TRINITY INDUSTRIES, INC., DEFENDANT, Case 2:12-cv-00089-JRG. Although the Company has not received service of process in this litigation, it has obtained a copy of the complaint. Mr. Harman alleges that the Company presented false or fraudulent claims, records or statements to the United States to obtain payment or approval, ostensibly related to the ET-Plus, and seeks damages equaling the cost to recall and replace all installations of the ET-Plus plus treble civil penalties, costs, and interest. The Company notes that since its introduction in 2000, including all improvement modifications thereafter, the ET-Plus has satisfied the testing criteria required by the governing National Cooperative Highway Research Program Report 350 and the product approval requirements of the Federal Highway Administration. The Company intends to vigorously defend against Mr. Harman's allegations which will likely result in certain legal expenses. We do not believe that a loss is probable nor can a range of losses be determined. Accordingly, no accrual or range of loss has been included in the accompanying consolidated financial statements.

Railworthiness Directive

As previously reported, in 2011 the Company received the approval of the Federal Railroad Administration to implement a voluntary recertification of 948 tank cars owned or managed by the Company’s wholly-owned, railcar leasing subsidiary and used in transporting poison inhalation hazard (“PIH”) materials. The recertification process, having been completed for over half of the tank cars as of March 31, 2013, is progressing and being performed in conjunction with the normal three to five year, federally mandated inspection cycle for tank cars in PIH service. Maintenance costs associated with this recertification process are expensed as incurred. The additional costs estimated to be incurred for compliance with the directive are not expected to be significant.

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

The Company is involved in claims and lawsuits incidental to our business arising from various matters including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters, taking into consideration our rights in indemnity and recourse to third parties is $3.9 million to $32.8 million. Total accruals of $18.3 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying consolidated balance sheet. The Company believes any additional liability would not be material to its financial position or results of operations.

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
•Executive Summary
•Results of Operations
•Liquidity and Capital Resources
•Contractual Obligations and Commercial Commitments
•Recent Accounting Pronouncements
•Forward-Looking Statements
Our MD&A should be read in conjunction with the unaudited consolidated financial statements of Trinity Industries, Inc. and subsidiaries ("Trinity", "Company", "we", and "our") and related Notes in Part I, Item 1 of the Quarterly Report on Form 10-Q and Item 8, Financial Statements and Supplementary Data, of the Annual Report on Form 10-K for the year-ended December 31, 2012.

Executive Summary

The Company’s revenues for the three month period ended March 31, 2013 were $932.9 million, representing an increase of $36.7 million or 4% over the same period in 2012. Operating profit for the three month period ended March 31, 2013 increased by 30% to $159.5 million compared to $122.7 million in the prior year period. The increase in revenues for the three months ended March 31, 2013, when compared to the prior year period, resulted primarily from higher shipment volumes in our Rail and Energy Equipment Groups. Our Leasing Group experienced higher leasing and management revenues from higher fleet additions and an increase in rental rates offset by lower revenues from railcar sales. Lower shipment levels led to lower revenues for our Construction Products and Inland Barge Groups for the three months ended March 31, 2013, when compared with the prior year period. Operating profit and margin for the Company grew for the three months ended March 31, 2013, when compared with the prior year, primarily due to higher shipment levels in our Rail and Energy Equipment Groups. Net income from continuing operations for the three month period ended March 31, 2013 increased $19.8 million over the same period in 2012.

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

Demand conditions and corresponding order levels for new railcars and barges are currently mixed. Demand conditions for railcars and barges serving the oil, gas, and chemicals industries continue to be very favorable, while demand conditions and corresponding order levels in other markets, including coal and grain, are less favorable. Orders for structural wind towers, slow since mid-2008, increased in 2013 principally related to the January 2013 renewal of the Federal production tax credit. The slowdown in the commercial construction markets and budgetary constraints at the state level have negatively impacted the results of our Construction Products Group.

We continually assess our manufacturing capacity and take steps to align our production capacity with demand for our products. Due to improvements in demand for certain products, we have increased production staff at certain facilities since late 2010. We expect that facilities on non-operating status will be available for future operations to the extent that demand further increases.

Our backlog at March 31, 2013 compared with the prior period was approximately as follows:

	March 31, 2013	March 31, 2012
	(in millions)
Rail Group
External Customers	$4,202.5	$2,008.2
Leasing Group	905.7	553.7
	$5,108.2	$2,561.9
Inland Barge	$483.0	$512.1
Structural wind towers	$670.9	$884.6

For the three months ended March 31, 2013, our rail manufacturing businesses received orders for 14,505 railcars. The increase in backlog as of March 31, 2013 reflects the value of orders taken during the period. The orders in our backlog from the Leasing Group are supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery. For multi-year barge agreements, deliveries scheduled for 2013 and 2014 are included in the backlog at this time where specific production quantities for future years have been determined. Approximately $412.5 million of the structural wind towers backlog is subject to litigation with a structural wind towers customer for the customer’s breach of a long-term supply contract for the manufacture of towers.

Results of Operations

Overall Summary for Continuing Operations

Revenues

	Three Months Ended March 31, 2013
	Revenues			Percent Change
	External	Intersegment	Total
	($ in millions)
Rail Group	$423.6	$201.9	$625.5	33.9%
Construction Products Group	98.0	5.8	103.8	(17.6)
Inland Barge Group	147.4	—	147.4	(13.0)
Energy Equipment Group	128.5	26.2	154.7	23.8
Railcar Leasing and Management Services Group	134.4	—	134.4	(5.6)
All Other	1.0	18.3	19.3	22.9
Eliminations – Lease subsidiary	—	(198.0)	(198.0)
Eliminations – Other	—	(54.2)	(54.2)
Consolidated Total	$932.9	$—	$932.9	4.1

	Three Months Ended March 31, 2012
	Revenues
	External	Intersegment	Total
	(in millions)
Rail Group	$341.2	$125.9	$467.1
Construction Products Group	120.5	5.4	125.9
Inland Barge Group	169.4	—	169.4
Energy Equipment Group	120.1	4.9	125.0
Railcar Leasing and Management Services Group	142.1	0.2	142.3
All Other	2.9	12.8	15.7
Eliminations – Lease subsidiary	—	(122.6)	(122.6)
Eliminations – Other	—	(26.6)	(26.6)
Consolidated Total	$896.2	$—	$896.2

Our revenues for the three months ended March 31, 2013 increased from the prior year period primarily due to higher shipment volumes in our Rail and Energy Equipment Groups. Lower revenues in our Construction Products and Inland Barge Groups were due to lower volumes while revenue in our Railcar Leasing and Management Services Group declined due to lower railcar sales offset by higher leasing and management revenues.

Operating Profit (Loss)

	Three Months Ended March 31,
	2013	2012
	(in millions)
Rail Group	$102.9	$40.1
Construction Products Group	7.7	11.1
Inland Barge Group	24.3	30.0
Energy Equipment Group	14.9	(3.8)
Railcar Leasing and Management Services Group	61.6	66.5
All Other	(2.6)	1.2
Corporate	(16.6)	(11.6)
Eliminations – lease subsidiary	(32.4)	(10.9)
Eliminations – other	(0.3)	0.1
Consolidated Total	$159.5	$122.7

Our operating profit for the three months ended March 31, 2013 increased primarily as a result of higher shipment levels in our Rail and Energy Equipment Groups. Selling, engineering, and administrative expenses as a percentage of revenue increased to 7.4% for the three months ended March 31, 2013 as compared to 5.7% for the same period in 2012 due primarily to higher compensation costs arising from better financial performance and expectations, higher consulting costs, and certain increased legal reserves.

Other Income and Expense. Other income and expense is summarized in the following table:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Interest income	$(0.4)	$(0.4)
Interest expense	49.2	47.9
Other, net	(2.7)	(2.9)
Consolidated Total	$46.1	$44.6

Interest expense for the three months ended March 31, 2013, increased $1.3 million over the prior year, primarily due to the issuance of the TRL 2012 secured railcar equipment notes in December 2012, while interest income was unchanged from the prior year.

Income Taxes. The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. Federal income tax rate and the Company’s effective income tax rate on income from continuing operations:

	Three Months Ended March 31,
	2013	2012
Statutory rate	35.0%	35.0%
State taxes	2.0	1.9
Changes in tax reserves	—	(4.6)
Other, net	(0.7)	0.6
Effective rate	36.3%	32.9%

During the first quarter of 2012, we settled our audit with the Internal Revenue Service (IRS) for the 2004-2005 tax years. As a result of closing this audit, we recognized a $3.5 million tax benefit primarily related to favorable claims filed and approved by the IRS in the final audit settlement.

Segment Discussion

Rail Group

	Three Months Ended March 31,
	2013	2012	Percent
	($ in millions)		Change
Revenues:
Rail	$591.3	$426.4	38.7%
Components	34.2	40.7	(16.0)
Total revenues	625.5	467.1	33.9

Operating costs:
Cost of revenues	512.0	418.1	22.5
Selling, engineering, and administrative costs	10.6	8.9	19.1
Property disposition (gains)/losses	—	—
Operating profit	$102.9	$40.1	156.6
Operating profit margin	16.5%	8.6%

As of March 31, 2013 and 2012 our Rail Group backlog of railcars was as follows:

	As of March 31,
	2013	2012
	(in millions)
External Customers	$4,202.5	$2,008.2
Leasing Group	905.7	553.7
Total	$5,108.2	$2,561.9

The changes in the number of railcars in the Rail Group backlog are as follows:

	Three Months Ended March 31,
	2013	2012
Beginning balance	31,990	29,000
Orders received	14,505	3,255
Shipments	(5,230)	(5,010)
Ending balance	41,265	27,245

Total revenues increased $158.4 million for the three months ended March 31, 2013 compared to the prior year as a result of an increase in railcar deliveries and an increase in average sales price, resulting from higher overall demand and product mix changes. Cost of revenues increased $93.9 million for the three months ended March 31, 2013 compared to the prior year as a result of increased unit deliveries as well as a larger mix of higher-cost railcars.

Unit and price increases, as well as product mix change increased total backlog dollars when comparing March 31, 2013 to the prior year. The average selling price in the backlog at March 31, 2013 increased as compared to the previous year due to higher demand and product mix. The backlog dedicated to the Leasing Group is supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery.

In the three months ended March 31, 2013, railcar shipments included sales to the Leasing Group of $198.0 million compared to $122.6 million in the comparable period in 2012, with a deferred profit of $32.4 million compared to $10.9 million for the same period in 2012.

Construction Products Group

	Three Months Ended March 31,
	2013	2012	Percent
	($ in millions)		Change
Revenues:
Highway Products	$69.9	$102.5	(31.8)%
Aggregates	16.0	12.4	29.0
Other	17.9	11.0	62.7
Total revenues	103.8	125.9	(17.6)

Operating costs:
Cost of revenues	81.7	103.7	(21.2)
Selling, engineering, and administrative costs	14.4	11.1	29.7
Property disposition (gains)/losses	0.0	0.0
Operating profit	$7.7	$11.1	(30.6)
Operating profit margin	7.4%	8.8%

Revenues decreased for the three months ended March 31, 2013 compared to the same period last year, primarily due to softer pricing and lower volumes in our Highway Products business attributable to lower demand and unfavorable weather conditions, offset partially by higher volumes in our Aggregates business and higher volumes in other product lines as a result of an acquisition in December 2012.

Cost of revenues decreased at a lesser rate than revenues for the three months ended March 31, 2013, primarily due to certain capacity-related costs which remained relatively fixed at lower volume levels. Selling, engineering, and administrative expense increased due to additional product development costs in our Highway Products business and additional expenses from our December 2012 acquisition.

In March 2013, the Company completed the sale of its remaining ready-mix concrete operations. The divestiture of our ready-mix concrete operations has been accounted for and reported as a discontinued operation and, accordingly, historical amounts previously reported have been adjusted, where appropriate, to remove the effect of these discontinued operations.

Inland Barge Group

	Three Months Ended March 31,
	2013	2012	Percent
	($ in millions)		Change

Revenues	$147.4	$169.4	(13.0)%

Operating costs:
Cost of revenues	116.8	139.2	(16.1)
Selling, engineering, and administrative costs	6.3	3.6	75.0
Property disposition (gains)/losses	—	(3.4)
Operating profit	$24.3	$30.0	(19.0)
Operating profit margin	16.5%	17.7%

Revenues and operating costs decreased for the three months ended March 31, 2013 compared to the same period in the prior year due to lower volumes of hopper barges and hopper barge covers. Cost of revenues decreased due to lower steel costs and lower labor costs as labor efficiencies improved in the production of tank barges. Selling, engineering, and  administrative costs increased primarily as a result of a legal reserve regarding a matter originating over ten years ago involving a foreign subsidiary. Operating costs for the three months ended March 31, 2012 included a $3.4 million net gain from sales of barges previously included in property, plant, and equipment that were under lease to third-party customers.

As of March 31, 2013, the backlog for the Inland Barge Group was $483.0 million compared to $512.1 million as of March 31, 2012. For multi-year barge agreements, deliveries scheduled for 2013 and 2014 are included in the backlog at this time where specific production quantities for future years have been determined.

Energy Equipment Group

	Three Months Ended March 31,
	2013	2012	Percent
	($ in millions)		Change
Revenues:
Structural wind towers	$57.2	$52.8	8.3%
Other	97.5	72.2	35.0
Total revenues	154.7	125.0	23.8

Operating costs:
Cost of revenues	130.1	120.3	8.1
Selling, engineering, and administrative costs	9.7	8.5	14.1
Operating profit (loss)	$14.9	$(3.8)	*
Operating profit margin (loss)	9.6%	(3.0)%
* Not meaningful

Revenues for the three months ended March 31, 2013 increased compared to the same period in 2012 as a result of increased demand for large container vessels and higher structural wind towers shipments related to improved market demand resulting from the January 2013 renewal of the Federal production tax credit. Cost of revenues for the three months ended March 31, 2013 increased at a lesser rate than revenues compared to the same period in 2012 as the manufacturing challenges that negatively impacted 2012 results improved.

As of March 31, 2013, the backlog for structural wind towers was $670.9 million compared to $884.6 million as of March 31, 2012. Of this backlog, $412.5 million is subject to litigation with a customer for the customer’s breach of a long-term supply contract for the manufacture of towers.

Railcar Leasing and Management Services Group

	Three Months Ended March 31,
	2013	2012	Percent
	($ in millions)		Change
Revenues:
Wholly-owned subsidiaries:
Leasing and management	$104.8	$98.3	6.6%
Railcar sales	0.1	14.9	*
	104.9	113.2	(7.3)
Partially-owned subsidiary:
Leasing and management	29.5	29.1	1.4
Railcar sales	—	—	—
	29.5	29.1	1.4
Total revenues	$134.4	$142.3	(5.6)
Operating profit (loss):
Wholly-owned subsidiaries:
Leasing and management	$38.4	$43.1
Railcar sales:
Railcars owned one year or less at the time of sale	0.0	2.9
Railcars owned more than one year at the time of sale	6.9	4.1
	45.3	50.1
Partially-owned subsidiary:
Leasing and management	16.4	16.8
Railcar sales:
Railcars owned one year or less at the time of sale	—	—
Railcars owned more than one year at the time of sale	(0.1)	(0.4)
	16.3	16.4
Total operating profit	$61.6	$66.5	(7.4)
Operating profit margin:
Leasing and management	40.8%	47.0%
Railcar sales	*	*
Total operating profit margin	45.8	46.7

Selected expense information(1):
Depreciation	$31.0	$29.3	5.8
Maintenance	$19.0	$14.4	31.9
Rent	$13.4	$12.7	5.5
Interest:
Wholly-owned subsidiaries	$26.0	$24.6
Partially-owned subsidiary:
External	14.9	15.2
Intercompany	2.7	3.3
	17.6	18.5
Total interest expense	$43.6	$43.1	1.2%

Fleet utilization:
Wholly-owned subsidiaries	98.2%	99.4%
Partially-owned subsidiary	99.1%	99.9%
Total fleet	98.4%	99.5%
 * Not meaningful

(1) Depreciation, maintenance, and rent expense are components of operating profit. Interest expense is not a component of operating profit and includes the effect of hedges. Intercompany interest expense arises from Trinity’s ownership of a portion of TRIP Holdings’ Senior Secured Notes and is eliminated in consolidation. See Note 11 of the Notes to Consolidated Financial Statements.

Total revenues decreased for the three months ended March 31, 2013 compared to the same period last year, primarily due to decreased railcar sales from the lease fleet offset partially by increased operating revenues related to additions to the lease fleet and higher rental rates. Operating profit decreased for the three months ended March 31, 2013 compared to the same period last year, primarily due to higher maintenance and selling, engineering and administrative expenses. Lease fleet additions and higher rental rates more than offset increased depreciation and rent expense for three months ended March 31, 2013.

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

Information regarding the Leasing Group’s lease fleet as of March 31, 2013 follows:

	No. of cars	Average age	Average remaining lease term
Wholly-owned subsidiaries	58,320	7.1	3.5
Partially-owned subsidiary	14,455	5.5	3.1
Total fleet	72,775	6.8	3.4

All Other

	Three Months Ended March 31,
	2013	2012	Percent
	($ in millions)		Change

Revenues	$19.3	$15.7	22.9%

Operating costs:
Cost of revenues	20.1	13.6	47.8
Selling, engineering, and administrative costs	1.7	1.2	41.7
Property disposition (gains)/losses	0.1	(0.3)
Operating profit (loss)	$(2.6)	$1.2

The increase in revenues for the three months ended March 31, 2013 compared to the prior year period was primarily due to an increase in sales by our transportation company. The increase in operating loss for the three months ended March 31, 2013 was primarily due to certain impairment charges related to non-operating facilities.

Corporate

	Three Months Ended March 31,
	2013	2012	Percent
	($ in millions)		Change

Operating costs	$(16.6)	$(11.6)	43.1%

The increase in operating costs for the three months ended March 31, 2013 compared with the prior year period is due primarily to higher compensation, consulting costs, and certain legal reserves.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2013 and March 31, 2012:

	Three Months Ended March 31,
	2013	2012
	(in millions)
Total cash provided by (required by):
Operating activities	$101.8	$71.0
Investing activities	(231.6)	(77.0)
Financing activities	(82.7)	(40.3)
Net increase (decrease) in cash and cash equivalents	$(212.5)	$(46.3)

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2013 was $101.8 million compared to net cash provided by operating activities of $71.0 million for the three months ended March 31, 2012. Cash flow provided by operating activities increased due primarily to higher operating profits in 2013.

Receivables at March 31, 2013 increased by $22.9 million or 5.9% since December 31, 2012, primarily due to higher receivables from the Rail Group. At March 31, 2013, one customer’s net receivable balance in our Energy Equipment Group, all within terms, accounted for 14% of the consolidated net receivables balance outstanding. Raw materials inventory at March 31, 2013 increased by $11.8 million or 2.9% since December 31, 2012, primarily attributable to higher levels in our Rail Group required to meet production demands. Finished goods inventory at March 31, 2013 was substantially unchanged since December 31, 2012. Accounts payable increased by $10.9 million, while accrued liabilities decreased by $8.2 million from December 31, 2012. Customer advance payments totaled $155.2 million at March 31, 2013, down slightly from December 31, 2012. We continually review reserves related to bad debt as well as the adequacy of lower of cost or market valuations related to accounts receivable and inventory.

Investing Activities. Net cash required by investing activities for the three months ended March 31, 2013 was $231.6 million compared to $77.0 million for the three months ended March 31, 2012. Capital expenditures for the three months ended March 31, 2013 were $192.6 million, of which $166.8 million were for additions to the lease fleet. This compares to $114.0 million of capital expenditures for the same period last year, of which $100.0 million were for additions to the lease fleet. Full-year manufacturing/corporate capital expenditures for 2013 are projected to range between $160.0 million and $190.0 million. We expect our net investment in the lease fleet to range between $530.0 million and $580.0 million for 2013 after taking into account the proceeds from railcar sales from the lease fleet. Proceeds from the sale of property, plant, and equipment and other assets totaled $31.2 million for the three months ended March 31, 2013, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $30.6 million. This compares to $39.2 million for the same period in 2012, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $26.5 million. Net cash required related to acquisitions amounted to $9.1 million for the three months ended March 31, 2013. Increase in short-term marketable securities for the three months ended March 31, 2013 totaled $59.9 million.

Financing Activities. Net cash required by financing activities during the three months ended March 31, 2013 was $82.7 million compared to $40.3 million of cash required by financing activities for the same period in 2012. During the three months ended March 31, 2013, we retired $83.5 million in debt principally consisting of the early repayment of the Leasing Group term loan in its entirety. During the three months ended March 31, 2012, we retired $52.4 million in debt. We intend to use our cash and committed credit facilities to fund the operations, expansions, and growth initiatives of the Company.

Other Financing Activities

At March 31, 2013 and for the three month period then ended, there were no borrowings under our $425.0 million revolving credit facility that matures on October 20, 2016. Interest on the revolving credit facility is calculated at Libor plus 1.50% basis points or prime plus 0.50% basis points. After subtracting $70.1 million for letters of credit outstanding, $354.9 million was available under the revolving credit facility as of March 31, 2013.

The $475.0 million TILC warehouse loan facility, established to finance railcars owned by TILC, had $167.9 million outstanding and $307.1 million available as of March 31, 2013. The warehouse loan is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 2.22% at March 31, 2013. In February 2013, the warehouse loan facility was extended for an additional six months and now matures in August 2013. Amounts outstanding at maturity, absent renewal, will be payable in three installments in February 2014, August 2014, and February 2015.

In September 2012, the Company’s Board of Directors authorized a new $200.0 million share repurchase program, effective October 1, 2012, which expires on December 31, 2014. During the three months ended March 31, 2013, the Company did not repurchase any shares under the program.

Demand conditions and corresponding order levels for new railcars and barges are currently mixed. Demand conditions for railcars and barges serving the oil, gas, and chemicals industries continue to be very favorable, while demand conditions and corresponding order levels in other markets, including coal and grain, are less favorable. Orders for structural wind towers, slow since mid-2008, increased in 2013 principally related to the January 2013 renewal of the Federal production tax credit. The slowdown in the commercial construction markets and budgetary constraints at the state level have negatively impacted the results of our Construction Products Group.

We continually assess our manufacturing capacity and take steps to align our production capacity with demand for our products. Due to improvements in demand for certain products, we have increased production staff at certain facilities since late 2010. We expect that facilities on non-operating status will be available for future operations to the extent that demand further increases.

Future Operating Requirements

We expect to finance future operating requirements with cash on hand, cash flows from operations, and, depending on market conditions, short-term and long-term debt, and equity. Debt instruments that the Company has utilized include its revolving credit facility, the TILC warehouse facility, senior notes, convertible subordinated notes, asset-backed securities, and sale-leaseback transactions. The Company has also issued equity at various times. As of March 31, 2013, the Company had unrestricted cash and short-term marketable securities balances of $420.4 million, $354.9 million available under its revolving credit facility, and $307.1 million available under its TILC warehouse facility. The Company believes it has access to adequate capital resources to fund operating requirements and is an active participant in the credit markets.

Off Balance Sheet Arrangements

See Note 5 of the Notes to Consolidated Financial Statements for information about off balance sheet arrangements.

Derivative Instruments

We use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 of the Consolidated Financial Statements for discussion of how the Company valued its commodity hedges and interest rate swaps at March 31, 2013. See Note 11 of the Consolidated Financial Statements for a description of the Company's debt instruments.

Interest rate hedges

			Included in accompanying balance sheet at March 31, 2013
	Notional Amount	Interest Rate(1)	Liability	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(1.9)	$—
Promissory notes	$370.0	5.34%	$—	$6.4	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$24.1	$8.7
Open hedges:
TRIP Master Funding secured railcar equipment notes	$75.6	2.62%	$4.4	$3.2	$1.2
Promissory notes	$435.7	4.13%	$33.3	$31.1	$—

(1)	Weighted average fixed interest rate

	Effect on interest expense-increase/(decrease)
	Three Months Ended March 31,		Expected effect during next twelve months(1)
	2013	2012
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$(0.1)	$(0.1)	$(0.3)
Promissory notes	$0.8	$0.9	$3.1
TRIP Holdings warehouse loan	$2.0	$1.5	$5.3
Open hedges:
TRIP Master Funding secured railcar equipment notes	$0.5	$0.5	$1.7
Promissory notes	$3.9	$4.2	$16.3
(1)Based on the fair value of open hedges as of March 31, 2013

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

In 2008, we entered into an interest rate swap derivative instrument, expiring in 2015, to fix the variable Libor component of the Promissory Notes. This derivative instrument transaction is being accounted for as a cash flow hedge. The effect on interest expense is primarily a result of monthly interest settlements.

Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $5.3 million of additional interest expense expected to be recognized during the twelve months following March 31, 2013. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with an initial notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The effect on interest expense is primarily a result of monthly interest settlements.

See Note 11 of the Consolidated Financial Statements regarding the related debt instruments.

Other Derivatives

	Effect on operating income - increase/(decrease)
	Three Months Ended March 31,
	2013	2012
	(in millions)
Fuel hedges(1)
Effect of mark-to-market valuation	$0.0	$0.1
Settlements	0.0	0.1
	$0.0	$0.2
Foreign exchange hedges(2)	$—	$(0.4)

(1)	Included in cost of revenues in the accompanying consolidated statement of operations

(2)	Included in other, net in the accompanying consolidated statement of operations

Natural gas and diesel fuel

We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet as of March 31, 2013 for these instruments was not significant.

Foreign exchange hedge

We enter into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. These instruments are short term with quarterly maturities and no remaining balance in AOCL as of March 31, 2013.

Contractual Obligation and Commercial Commitments

As of March 31, 2013, contractual obligations related to letters of credit increased slightly to $71.0 million from $69.5 million as of December 31, 2012. Refer to Note 11 of the Consolidated Financial Statements for changes to our outstanding debt and maturities. Contractual obligations that relate to operating leases including sale/leaseback transactions were basically unchanged as of March 31, 2013. See Note 5 of the Consolidated Financial Statements regarding operating lease obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our market risks since December 31, 2012 as set forth in Item 7A of our 2012 Form 10-K. Refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of debt-related activity and the impact of hedging activity for the three months ended March 31, 2013.

Item 4. Controls and Procedures.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of our 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended March 31, 2013:

Period	Number of Shares Purchased(1)	Average Price Paid per Share (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2013 through January 31, 2013	2,126	$37.21	—	$200,000,000
February 1, 2013 through February 28, 2013	2,340	$42.46	—	$200,000,000
March 1, 2013 through March 31, 2013	354	$44.20	—	$200,000,000
Total	4,820	$40.27	—	$200,000,000

(1) These columns include the following transactions during the three months ended March 31, 2013: (i) the deemed surrender to the Company of 628 shares of Common Stock to pay the exercise price and satisfy tax withholding in connection with the exercise of employee stock options, (ii) the surrender to the Company of 3,677 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, and (iii) the purchase of 515 shares of common stock by the Trustee for assets held in a non-qualified employee profit-sharing plan trust.

(2) In September 2012, the Company’s Board of Directors authorized a new $200 million share repurchase program, effective October 1, 2012, which expires on December 31, 2014. During the three months ended March 31, 2013, the Company did not repurchase any shares under the program. The approximate dollar value of shares that were eligible to be repurchased under such share repurchase program is shown as of the end of such month or quarter.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-Q.

Item 5. Other Information

None.

Item 6. Exhibits

NO.	DESCRIPTION
(3.1)	Amended and Restated By-Laws of Trinity Industries, Inc., as amended March 12, 2013 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed on March 14, 2013).
(10.1)
Amendment No. 3 to the Second Amended and Restated Warehouse Loan Agreement, dated February 1, 2013, amending the Second Amended and Restated Warehouse Loan Agreement dated May 29, 2009 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on February 4, 2013).

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
Registrant
James E. Perry
Senior Vice President and
Chief Financial Officer
May 1, 2013

INDEX TO EXHIBITS

NO.	DESCRIPTION
(3.1)	Amended and Restated By-Laws of Trinity Industries, Inc., as amended March 12, 2013 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed on March 14, 2013).
(10.1)
Amendment No. 3 to the Second Amended and Restated Warehouse Loan Agreement, dated February 1, 2013, amending the Second Amended and Restated Warehouse Loan Agreement dated May 29, 2009 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on February 4, 2013).

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