Form 10-Q/A
period 2013-06-30
TRINITY INDUSTRIES INC
filed 2013-08-08
CIK 99780

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

EXPLANATORY NOTE

Trinity Industries, Inc. is filing this Amendment No. 1 ("Amendment") to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 which was originally filed with the Securities and Exchange Commission on August 1, 2013 ("the Quarterly Report"). This Amendment amends the certification of the Chief Financial Officer originally filed as Exhibit 32.2, which inadvertently omitted the electronic signature.

This Amendment should be read in conjunction with the Quarterly Report, which continues to speak as of the date of the Quarterly Report. Other than as set forth above, the Amendment does not modify or update disclosures in the Quarterly Report. Accordingly, this Amendment does not reflect events occurring after the filing of the Quarterly Report or modify or update any related or other disclosures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By	/s/ S. Theis Rice
Registrant
S. Theis Rice
Senior Vice President and
Chief Legal Officer
August 7, 2013