Form 10-Q
period 2013-09-30
TRINITY INDUSTRIES INC
filed 2013-10-31
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At October 15, 2013 the number of shares of common stock outstanding was 78,090,627.

TRINITY INDUSTRIES, INC.
FORM 10-Q

PART I
Item 1. Financial Statements

Trinity Industries, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions, except per share data)
Revenues:
Manufacturing	$959.7	$748.0	$2,654.7	$2,305.3
Leasing	150.6	159.3	454.6	493.7
	1,110.3	907.3	3,109.3	2,799.0
Operating costs:
Cost of revenues:
Manufacturing	767.0	643.8	2,134.2	1,980.8
Leasing	69.3	84.3	225.4	269.8
	836.3	728.1	2,359.6	2,250.6
Selling, engineering, and administrative expenses:
Manufacturing	43.9	35.9	133.7	105.3
Leasing	8.9	7.5	27.5	20.9
Other	17.8	12.4	49.9	33.3
	70.6	55.8	211.1	159.5
Gains on disposition of property, plant, and equipment:
Net gains on railcar lease fleet sales owned more than one year at the time of sale	1.6	17.0	9.6	22.3
Other	0.6	0.3	0.3	4.7
	2.2	17.3	9.9	27.0
Total operating profit	205.6	140.7	548.5	415.9
Other (income) expense:
Interest income	(0.6)	(0.3)	(1.4)	(1.1)
Interest expense	45.8	47.8	141.5	143.6
Other, net	(0.5)	(1.5)	(2.3)	(4.5)
	44.7	46.0	137.8	138.0
Income from continuing operations before income taxes	160.9	94.7	410.7	277.9
Provision for income taxes	55.1	32.3	143.5	97.0
Net income from continuing operations	105.8	62.4	267.2	180.9
Discontinued operations:
Gain on sale of discontinued operations, net of provision for income taxes of $-, $-, $5.4 and $-	—	—	7.1	—
Income (loss) from discontinued operations, net of provision (benefit) for income taxes of $0.1, $0.4, $(0.7) and $1.2	0.3	0.7	(1.2)	2.0
Net income	106.1	63.1	273.1	182.9
Net income (loss) attributable to noncontrolling interest	6.5	(0.1)	10.4	(1.0)
Net income attributable to Trinity Industries, Inc.	$99.6	$63.2	$262.7	$183.9

Net income attributable to Trinity Industries, Inc. per common share:
Basic:
Continuing operations	$1.26	$0.79	$3.24	$2.28
Discontinued operations	—	0.01	0.07	0.02
	$1.26	$0.80	$3.31	$2.30
Diluted:
Continuing operations	$1.26	$0.79	$3.24	$2.27
Discontinued operations	—	0.01	0.07	0.02
	$1.26	$0.80	$3.31	$2.29
Weighted average number of shares outstanding:
Basic	76.1	76.5	76.7	77.3
Diluted	76.2	76.7	76.8	77.5
Dividends declared per common share	$0.15	$0.11	$0.39	$0.31
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Net income	$106.1	$63.1	$273.1	$182.9
Other comprehensive income (loss):
Unrealized losses on derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $(0.5), $0.7, $(0.1) and $1.8	(0.4)	1.5	0.4	3.4
Reclassification adjustments for losses included in net income, net of tax benefit of $2.0, $1.0, $6.8 and $2.9	4.4	1.3	13.7	3.9
Currency translation adjustment - reclassification adjustment for losses included in net income, net of tax benefit of $-, $0.1, $- and $0.5	—	(0.1)	—	0.6
Net actuarial losses of defined benefit plans:
Amortization of net actuarial losses, net of tax benefit of $0.4, $0.2, $1.4 and $0.9	0.8	0.5	2.3	1.6
	4.8	3.2	16.4	9.5
Comprehensive income	110.9	66.3	289.5	192.4
Less: comprehensive income attributable to noncontrolling interest	7.3	0.2	13.6	—
Comprehensive income attributable to Trinity Industries, Inc.	$103.6	$66.1	$275.9	$192.4
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(unaudited)
	(in millions)
ASSETS
Cash and cash equivalents	$402.6	$573.0
Short-term marketable securities	96.0	—
Receivables, net of allowance	501.5	390.0
Inventories:
Raw materials and supplies	419.1	405.3
Work in process	211.6	140.9
Finished goods	138.9	121.5
	769.6	667.7
Restricted cash, including partially-owned subsidiaries of $78.8 and $57.8	249.3	223.2
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $1,945.7 and $1,703.1	6,193.2	5,642.0
Less accumulated depreciation, including partially-owned subsidiaries of $189.4 and $153.8	(1,491.9)	(1,343.0)
	4,701.3	4,299.0
Goodwill	250.8	240.4
Assets held for sale and discontinued operations	—	27.9
Other assets	287.2	248.7
	$7,258.3	$6,669.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$207.0	$188.2
Accrued liabilities	685.7	583.1
Debt:
Recourse, net of unamortized discount of $77.6 and $87.5	416.2	458.1
Non-recourse:
Wholly-owned subsidiaries	1,332.2	1,404.2
Partially-owned subsidiaries	1,272.7	1,192.7
	3,021.1	3,055.0
Deferred income	41.7	44.5
Deferred income taxes	595.6	572.4
Liabilities held for sale and discontinued operations	—	3.7
Other liabilities	96.7	85.4
	4,647.8	4,532.3
Stockholders’ equity:
Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – 200.0 shares authorized	81.7	81.7
Capital in excess of par value	673.7	652.6
Retained earnings	1,768.9	1,536.7
Accumulated other comprehensive loss	(135.5)	(150.1)
Treasury stock	(124.4)	(67.9)
	2,264.4	2,053.0
Noncontrolling interest	346.1	84.6
	2,610.5	2,137.6
	$7,258.3	$6,669.9
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2013	2012
	(in millions)
Operating activities:
Net income	$273.1	$182.9
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(5.9)	(2.0)
Depreciation and amortization	156.2	144.5
Stock-based compensation expense	31.1	19.9
Excess tax benefits from stock-based compensation	(8.1)	1.4
Provision for deferred income taxes	(41.9)	92.8
Net gains on sales of railcars owned more than one year at the time of sale	(9.6)	(22.3)
Gains (losses) on disposition of property, plant, equipment, and other assets	(0.3)	(4.7)
Non-cash interest expense	23.7	22.3
Other	(5.8)	(9.7)
Changes in assets and liabilities:
(Increase) decrease in receivables	(112.3)	(38.5)
(Increase) decrease in inventories	(86.0)	(141.0)
(Increase) decrease in other assets	(34.8)	(60.3)
Increase (decrease) in accounts payable	19.7	4.4
Increase (decrease) in accrued liabilities	123.8	62.8
Increase (decrease) in other liabilities	45.6	(3.0)
Net cash provided by operating activities - continuing operations	368.5	249.5
Net cash provided by operating activities - discontinued operations	6.2	2.6
Net cash provided by operating activities	374.7	252.1

Investing activities:
(Increase) decrease in short-term marketable securities	(96.0)	—
Proceeds from sales of railcars owned more than one year at the time of sale	59.3	94.9
Proceeds from lease fleet sales - sale and leaseback	—	7.2
Proceeds from disposition of property, plant, equipment, and other assets	1.1	15.7
Capital expenditures – leasing, net of sold railcars owned one year or less with a net cost of $15.4 and $79.8	(455.5)	(266.3)
Capital expenditures – manufacturing and other	(91.2)	(64.6)
Acquisitions, net of cash acquired	(37.2)	(4.9)
Other	(9.4)	—
Net cash required by investing activities - continuing operations	(628.9)	(218.0)
Net cash provided by investing activities - discontinued operations	0.4	0.4
Net cash required by investing activities	(628.5)	(217.6)

Financing activities:
Proceeds from issuance of common stock, net	2.1	2.1
Excess tax benefits from stock-based compensation	8.1	(1.4)
Payments to retire debt	(227.5)	(122.4)
Proceeds from issuance of debt	175.4	115.1
(Increase) decrease in restricted cash	(26.1)	5.5
Shares repurchased	(71.1)	(45.2)
Dividends paid to common shareholders	(27.5)	(23.1)
Proceeds from sale of interests in partially-owned leasing subsidiaries	296.7	—
Repurchase of noncontrolling interests in partially-owned leasing subsidiary	(84.0)	—
Contributions from noncontrolling interest	50.0	—
Distributions to noncontrolling interest	(3.3)	—
Other	(8.3)	(5.3)
Net cash provided (required) by financing activities - continuing operations	84.5	(74.7)
Net cash provided (required) by financing activities - discontinued operations	(1.1)	1.3
Net cash provided (required) by financing activities	83.4	(73.4)
Net decrease in cash and cash equivalents	(170.4)	(38.9)
Cash and cash equivalents at beginning of period	573.0	351.1
Cash and cash equivalents at end of period	$402.6	$312.2
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
(unaudited)

	Common Stock					Treasury Stock
			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss			Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$1 Par Value				Shares	Amount
	(in millions, except par value)
Balances at December 31, 2012	81.7	$81.7	$652.6	$1,536.7	$(150.1)	(2.6)	$(67.9)	$2,053.0	$84.6	$2,137.6
Net income	—	—	—	262.7	—	—	—	262.7	10.4	273.1
Other comprehensive income	—	—	—	—	13.2	—	—	13.2	3.2	16.4
Cash dividends on common stock	—	—	—	(30.5)	—	—	—	(30.5)	—	(30.5)
Restricted shares, net	—	—	10.6	—	—	0.7	13.4	24.0	—	24.0
Shares repurchased	—	—	—	—	—	(1.8)	(73.8)	(73.8)	—	(73.8)
Stock options exercised	—	—	(1.8)	—	—	0.1	3.9	2.1	—	2.1
Excess tax benefits from stock-based compensation	—	—	8.3	—	—	—	—	8.3	—	8.3
Repurchase of interests in partially-owned leasing subsidiary	—	—	11.8	—	(11.8)	—	—	—	(84.2)	(84.2)
Sale of interests in partially-owned leasing subsidiaries	—	—	(7.3)	—	13.2	—	—	5.9	285.4	291.3
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	50.0	50.0
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(3.3)	(3.3)
Other	—	—	(0.5)	—	—	—	—	(0.5)	—	(0.5)
Balances at September 30, 2013	81.7	$81.7	$673.7	$1,768.9	$(135.5)	(3.6)	$(124.4)	$2,264.4	$346.1	$2,610.5
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity”, “Company”, “we”, or “our”) including the accounts of its wholly-owned subsidiaries and its partially-owned subsidiaries, TRIP Rail Holdings LLC (“TRIP Holdings”) and RIV 2013 Rail Holdings LLC ("RIV 2013"), in which the Company has controlling interest. In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2013, and the results of operations for the three and nine months ended September 30, 2013 and 2012, and cash flows for the nine months ended September 30, 2013 and 2012, have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Certain amounts previously reported have been adjusted in the accompanying consolidated financial statements to remove the effects of discontinued operations. See Note 2 Acquisitions and Divestitures. Because of seasonal and other factors, the results of operations for the nine months ended September 30, 2013 may not be indicative of expected results of operations for the year ending December 31, 2013. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2012.

Stockholders' Equity

In September 2012, the Company’s Board of Directors authorized a $200 million share repurchase program, effective October 1, 2012, which expires on December 31, 2014. Under the program, 539,941 shares and 1,834,189 shares, respectively, were repurchased during the three and nine months ended September 30, 2013 at a cost of approximately $23.9 million and $73.8 million, respectively. Certain shares of stock repurchased during September 2013, totaling $2.7 million, were cash settled in October 2013 in accordance with normal settlement practices. During the three and nine months ended September 30, 2012, the Company repurchased 141,992 shares and 1,834,221 shares, respectively, under the prior program at a cost of approximately $4.0 million and $45.2 million, respectively.

Revenue Recognition

Revenues for contracts providing for a large number of units and few deliveries are recorded as the individual units are produced, inspected, and accepted by the customer as the risk of loss passes to the customer upon pre-delivery acceptance on these contracts. This occurs primarily in the Rail and Inland Barge Groups. Revenue from rentals and operating leases, including contracts which contain non-level fixed rental payments, is recognized monthly on a straight-line basis. Revenue is recognized from the sales of railcars from the lease fleet on a gross basis in leasing revenues and cost of revenues if the railcar has been owned for one year or less at the time of sale. Sales of railcars from the lease fleet that have been owned for more than one year are recognized as a net gain or loss from the disposal of a long-term asset. Fees for shipping and handling are recorded as revenue. For all other products, we recognize revenue when products are shipped or services are provided.

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

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments including restricted cash, short-term marketable securities, and receivables. The Company places its cash investments and short-term marketable securities in bank deposits and investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer. Concentrations of credit risk with respect to receivables are limited due to control procedures that monitor the credit worthiness of customers, the large number of customers in the Company's customer base, and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance for doubtful accounts based upon the expected collectability of all receivables. Receivable balances determined to be uncollectible are charged against the allowance. The carrying values of cash, short-term marketable securities, receivables, and accounts payable are considered to be representative of their respective fair values. At September 30, 2013, one customer's net receivable balance in our Energy Equipment Group, all within terms, accounted for 14% of the consolidated net receivables balance outstanding.

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

Note 2. Acquisitions and Divestitures

For the nine months ended September 30, 2013, the Company's acquisition and divestiture activity included the sale of its remaining ready-mix concrete operations in exchange for certain aggregates operations in Texas, Colorado, and California. The aggregates operations acquired and another acquisition completed in April 2013 were recorded based on preliminary valuations of the related assets and liabilities at their acquisition date fair value using Level 3 inputs. Such assets and liabilities were not significant in relation to consolidated assets and liabilities. See Note 3 Fair Value for a discussion of inputs in determining fair value.

In April 2013, the Company completed an acquisition of a business in our Energy Equipment Group whose purchase price, net cash paid, and goodwill recorded amounted to $27.9 million, $27.9 million, and $3.2 million, respectively. All remaining acquisition and divestiture activity for the three and nine months ended September 30, 2013 occurred within our Construction Products Group.

The Company's acquisition and divestiture activity is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Acquisition:
Purchase price	$—	$5.5	$83.4	$7.5
Net cash paid	$—	$4.9	$37.2	$4.9
Goodwill recorded	$—	$3.2	$9.5	$4.0

Divestiture:
Proceeds	$—	$—	$35.6	$2.1
Gain recognized	$—	$—	$12.5	$1.5
Goodwill charged off	$—	$—	$4.8	$0.1

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

	September 30, 2013	December 31, 2012
	(in millions)
Assets of Ready-Mix Concrete Operations:
Inventories	$—	$4.5
Property, plant, and equipment, net	—	16.9
Goodwill	—	6.3
Other	—	0.2
	$—	$27.9
Liabilities of Ready-Mix Concrete Operations:
Debt	$—	$3.7
	$—	$3.7

Condensed results of operations for the ready-mix concrete operations for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Revenues	$—	$30.2	$31.6	$92.2

Income (loss) from discontinued operations before income taxes	$0.4	$1.1	$(1.9)	$3.3
Income tax expense (benefit)	0.1	0.4	(0.7)	1.2
Net income (loss) from discontinued operations	$0.3	$0.7	$(1.2)	$2.1

Note 3. Fair Value Accounting

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of September 30, 2013
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$160.3	$—	$—	$160.3
Restricted cash	249.3	—	—	249.3
Total assets	$409.6	$—	$—	$409.6

Liabilities:
Interest rate hedges:(1)
Wholly-owned subsidiaries	$—	$25.5	$—	$25.5
Partially-owned subsidiaries	—	2.8	—	2.8
Total liabilities	$—	$28.3	$—	$28.3

	Fair Value Measurement as of December 31, 2012
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$246.6	$155.0	$—	$401.6
Restricted cash	223.2	—	—	223.2
Equity call agreement with TRIP Holdings equity investor(2)	—	—	0.8	0.8
Fuel derivative instruments(2)	—	0.1	—	0.1
Total assets	$469.8	$155.1	$0.8	$625.7

Liabilities:
Interest rate hedges:(1)
Wholly-owned subsidiaries	$—	$37.6	$—	$37.6
Partially-owned subsidiaries	—	5.2	—	5.2
Equity put agreement with TRIP Holdings equity investor(3)	—	—	2.9	2.9
Total liabilities	$—	$42.8	$2.9	$45.7
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

The carrying amounts and estimated fair values of our long-term debt are as follows:

	September 30, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Recourse:
Convertible subordinated notes	$450.0	$550.7	$450.0	$506.6
Less: unamortized discount	(77.6)		(87.5)
	372.4		362.5
Capital lease obligations	42.9	42.9	45.8	45.8
Term loan	—	—	48.6	53.3
Other	0.9	0.9	1.2	1.2
	416.2	594.5	458.1	606.9
Non-recourse:
2006 secured railcar equipment notes	244.7	265.0	255.8	292.0
Promissory notes	403.5	396.2	424.1	414.6
2009 secured railcar equipment notes	201.6	234.1	209.2	260.4
2010 secured railcar equipment notes	330.4	348.7	341.5	387.2
TILC warehouse facility	152.0	152.0	173.6	173.6
TRL 2012 secured railcar equipment notes - RIV 2013	505.6	470.5	333.8	321.7
TRIP Holdings senior secured notes	—	—	61.2	62.5
TRIP Master Funding secured railcar equipment notes	767.1	830.7	797.7	952.0
	2,604.9	2,697.2	2,596.9	2,864.0
Total	$3,021.1	$3,291.7	$3,055.0	$3,470.9

The estimated fair value of our convertible subordinated notes was based on a quoted market price in a market with little activity as of September 30, 2013 and December 31, 2012, respectively (Level 2 input). The estimated fair values of our 2006, 2009, 2010, and 2012 secured railcar equipment notes, promissory notes, TRIP Holdings senior secured notes, TRIP Rail Master Funding LLC (“TRIP Master Funding”) secured railcar equipment notes, and term loan are based on our estimate of their fair value as of September 30, 2013 and December 31, 2012, respectively. These values were determined by discounting their future cash flows at the current market interest rate (Level 3 inputs). The carrying value of our Trinity Industries Leasing Company (“TILC”) warehouse facility approximates fair value because the interest rate adjusts to the market interest rate (Level 3 input). The fair values of all other financial instruments are estimated to approximate carrying value. See Note 11 Debt for a description of the Company's long-term debt.

Note 4. Segment Information

The Company reports operating results in five principal business segments: (1) the Rail Group, which manufactures and sells railcars and related parts and components; (2) the Construction Products Group, which manufactures and sells highway products and other steel products for infrastructure-related projects, and produces and sells aggregates; (3) the Inland Barge Group, which manufactures and sells barges and related products for inland waterway services; (4) the Energy Equipment Group, which manufactures and sells products for energy-related businesses, including structural wind towers, containers, and tank heads for pressure and non-pressure vessels, and utility, traffic, and lighting structures; and (5) the Railcar Leasing and Management Services Group (“Leasing Group”), which owns and operates a fleet of railcars as well as provides third-party fleet management, maintenance, and leasing services. The segment All Other includes our captive insurance and transportation companies; legal, environmental, and maintenance costs associated with non-operating facilities; other peripheral businesses; and the change in market valuation related to ineffective commodity hedges. Gains and losses from the sale of property, plant, and equipment that are related to manufacturing and dedicated to the specific manufacturing operations of a particular segment are included in operating profit of that respective segment. Gains and losses from the sale of property, plant, and equipment that can be utilized by multiple segments are included in operating profit of the All Other segment.

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

Sales and related net profits from the Rail Group to the Leasing Group are recorded in the Rail Group and eliminated in consolidation. Sales between these groups are recorded at prices comparable to those charged to external customers, taking into consideration quantity, features, and production demand. Intersegment sales and net profit ("deferred profit") are eliminated in consolidation and reflected in the "Eliminations – Lease subsidiary" line in the table below. Amortization of this deferred profit on railcars sold to the Leasing Group is included in the operating profits of the Leasing Group, resulting in the recognition of depreciation expense based on the Company's original manufacturing cost of the railcars. Sales of railcars from the lease fleet are included in the Leasing Group, with related gains and losses computed based on the net book value of the original manufacturing cost of the railcars.

The financial information from continuing operations for these segments is shown in the tables below. We operate principally in North America.

Three Months Ended September 30, 2013

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$541.5	$177.0	$718.5	$121.5
Construction Products Group	145.8	3.4	149.2	18.6
Inland Barge Group	136.4	—	136.4	23.8
Energy Equipment Group	135.0	34.7	169.7	15.0
Railcar Leasing and Management Services Group	150.6	—	150.6	74.0
All Other	1.0	21.0	22.0	(1.6)
Segment Totals before Eliminations and Corporate Expenses	1,110.3	236.1	1,346.4	251.3
Corporate	—	—	—	(17.8)
Eliminations – Lease subsidiary	—	(173.0)	(173.0)	(28.3)
Eliminations – Other	—	(63.1)	(63.1)	0.4
Consolidated Total	$1,110.3	$—	$1,110.3	$205.6

Three Months Ended September 30, 2012

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$328.3	$129.6	$457.9	$35.2
Construction Products Group	118.0	6.1	124.1	11.5
Inland Barge Group	166.5	—	166.5	26.9
Energy Equipment Group	131.0	4.6	135.6	9.5
Railcar Leasing and Management Services Group	159.3	0.6	159.9	85.1
All Other	4.2	20.4	24.6	(2.0)
Segment Totals before Eliminations and Corporate Expenses	907.3	161.3	1,068.6	166.2
Corporate	—	—	—	(12.4)
Eliminations – Lease subsidiary	—	(125.9)	(125.9)	(14.1)
Eliminations – Other	—	(35.4)	(35.4)	1.0
Consolidated Total	$907.3	$—	$907.3	$140.7

Nine Months Ended September 30, 2013

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$1,439.2	$572.8	$2,012.0	$332.3
Construction Products Group	393.1	14.4	407.5	45.3
Inland Barge Group	433.8	—	433.8	69.0
Energy Equipment Group	384.9	92.0	476.9	44.2
Railcar Leasing and Management Services Group	454.6	—	454.6	211.3
All Other	3.7	59.3	63.0	(8.0)
Segment Totals before Eliminations and Corporate Expenses	3,109.3	738.5	3,847.8	694.1
Corporate	—	—	—	(49.9)
Eliminations – Lease subsidiary	—	(560.5)	(560.5)	(95.4)
Eliminations – Other	—	(178.0)	(178.0)	(0.3)
Consolidated Total	$3,109.3	$—	$3,109.3	$548.5

Nine Months Ended September 30, 2012

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$1,049.7	$392.2	$1,441.9	$128.3
Construction Products Group	357.2	16.7	373.9	35.4
Inland Barge Group	509.8	—	509.8	93.5
Energy Equipment Group	377.7	13.6	391.3	9.7
Railcar Leasing and Management Services Group	493.7	2.7	496.4	228.0
All Other	10.9	50.2	61.1	(7.1)
Segment Totals before Eliminations and Corporate Expenses	2,799.0	475.4	3,274.4	487.8
Corporate	—	—	—	(33.6)
Eliminations – Lease subsidiary	—	(380.8)	(380.8)	(37.2)
Eliminations – Other	—	(94.6)	(94.6)	(1.1)
Consolidated Total	$2,799.0	$—	$2,799.0	$415.9

Note 5. Partially-Owned Leasing Subsidiaries

The Company, through its wholly-owned subsidiary, TILC, formed two subsidiaries, TRIP Holdings and RIV 2013, for the purpose of providing railcar leasing in North America. Each of TRIP Holdings and RIV 2013 are direct, partially-owned subsidiaries of TILC and are each governed by a seven-member board of representatives, two of whom are designated by TILC. TILC is the agent of each of TRIP Holdings and RIV 2013 and as such, has been delegated the authority, power, and discretion to take certain actions on behalf of the respective companies. Each of TRIP Holdings and RIV 2013 in turn has wholly-owned subsidiaries which are the owners of railcars. These wholly-owned subsidiaries are TRIP Master Funding (wholly-owned by TRIP Holdings) and Trinity Rail Leasing 2012 LLC ("TRL 2012", wholly-owned by RIV 2013). TILC is the contractual servicer for TRIP Master Funding and TRL 2012, with the authority to manage and service each entity's owned railcars. The Company's controlling interest in each of TRIP Holdings and RIV 2013 results from its combined role as both equity member and agent/servicer. The noncontrolling interest included in the accompanying Consolidated Balance Sheets represents the non-Trinity equity interest in these partially-owned subsidiaries. The railcars owned by TRIP Master Funding were originally acquired from the Company's Rail and Leasing Groups by TRIP Rail Leasing LLC ("TRIP Leasing"), a wholly-owned subsidiary of TRIP Holdings. TRIP Master Funding acquired the railcars from TRIP Leasing in July 2011. TRIP Leasing currently owns no railcars and is not expected to acquire any railcars.
TRIP Holdings and RIV 2013, through TRIP Leasing and TRL 2012, respectively, acquired railcars from the Company's Rail and Leasing Groups funded by capital contributions from TILC and third-party equity investors, and from secured borrowings. Railcars purchased from the Company by TRL 2012 are required to be purchased at fair value as determined by TILC and approved by TRL 2012's board of representatives. TRIP Holdings and TRIP Master Funding are not expected to acquire additional railcars, other than as replacements for railcars subject to permitted sale or casualty. The assets of each of TRIP Holdings, TRIP Master Funding, RIV 2013, and TRL 2012 may only be used to satisfy the particular subsidiary's liabilities, and the creditors of each of TRIP Holdings, TRIP Master Funding, RIV 2013, and TRL 2012 have recourse only to the particular subsidiary's assets. Each of TILC and the third-party equity investors receive distributions from TRIP Holdings and RIV 2013, when allowed, in proportion to its respective equity interests, and has an interest in the net assets of the partially-owned subsidiaries upon a liquidation event in the same proportion. TILC is paid fees for the services it provides to TRIP Master Funding and TRL 2012 and has the potential to earn certain incentive fees. With respect to RIV 2013, TILC has a commitment that expires May 2016 to provide additional equity funding for the purchase of railcars and satisfaction of certain other liabilities of RIV 2013 of up to $27.9 million as of September 30, 2013. The third-party equity investors in RIV 2013 have a similar commitment that expires May 2016 to provide up to $63.4 million of additional equity funding. TILC and the third-party equity investors may have additional commitments to provide equity funding to RIV 2013 that expire in May 2019 contingent upon certain returns on investment in RIV 2013 and other conditions being met. Trinity has no obligation to guarantee performance under any of the partially-owned subsidiaries' (or their respective subsidiaries') debt agreements, guarantee any railcar residual values, shield any parties from losses, or guarantee minimum yields.

TRIP Holdings. In March 2013, the Company purchased an additional interest in TRIP Holdings from another equity investor for $31.7 million resulting in a reduction in the carrying amount of noncontrolling interest by $32.3 million. As a result, certain previous put/call agreements with the equity investor regarding their equity interest were terminated. In May 2013, the Company sold an interest in TRIP Holdings to certain third-party investors for a net amount of $200.3 million. Proceeds from the sale along with an additional equity contribution by TILC, were primarily used to retire the TRIP Holdings senior secured notes in their entirety. Additionally, the remaining interests of certain other equity investors were repurchased by TRIP Holdings for $52.3 million. At September 30, 2013, the Company's carrying value of its investment in TRIP Holdings, eliminated in consolidation, was $163.2 million representing the Company's 45% ownership interest.
RIV 2013. In May 2013, the Company formed RIV 2013, contributing its investment in TRL 2012 which had been formed as a wholly-owned railcar leasing subsidiary of TILC in December 2012. In May 2013, the Company sold an interest in RIV 2013 to certain third-party investors for a net amount of $94.6 million. On July 31, 2013, TILC and the third-party investors of RIV 2013 contributed $23.4 million and 50.0 million, respectively, net of expenses, to RIV 2013 in proportion to their respective equity interests. These contributions combined with additional secured borrowings were used to purchase additional railcar equipment from TILC. In August 2013, one of the third-party investors purchased an additional interest in RIV 2013 from the remaining investors for $2.5 million. At September 30, 2013, the Company's carrying value of its investment in RIV 2013, net of proceeds received from the sale of its previously-owned interest and eliminated in consolidation, was $44.2 million, representing the Company's 31% interest.
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

Note 6. Railcar Leasing and Management Services Group

The Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet management, maintenance, and leasing services. Selected consolidating financial information for the Leasing Group is as follows:

	September 30, 2013
	Leasing Group
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash, cash equivalents, and short-term marketable securities	$2.5	$—	$496.1	$498.6
Property, plant, and equipment, net	$2,964.6	$1,756.3	$629.0	$5,349.9
Net deferred profit on railcars sold to the Leasing Group				(648.6)
Consolidated property, plant and equipment, net				$4,701.3
Restricted cash	$170.5	$78.8	$—	$249.3
Debt:
Recourse	$42.9	$—	$450.9	$493.8
Less: unamortized discount	—	—	(77.6)	(77.6)
	42.9	—	373.3	416.2
Non-recourse	1,332.2	1,272.7	—	2,604.9
Total debt	$1,375.1	$1,272.7	$373.3	$3,021.1
Net deferred tax liabilities	$693.2	$—	$(124.9)	$568.3

	December 31, 2012
	Leasing Group
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash and cash equivalents	$5.7	$—	$567.3	$573.0
Property, plant, and equipment, net	$2,773.1	$1,549.3	$539.3	$4,861.7
Net deferred profit on railcars sold to the Leasing Group				(562.7)
Consolidated property, plant and equipment, net				$4,299.0
Restricted cash	$165.4	$57.8	$—	$223.2
Debt:
Recourse	$94.4	$—	$451.2	$545.6
Less: unamortized discount	—	—	(87.5)	(87.5)
	94.4	—	363.7	458.1
Non-recourse	1,404.2	1,301.5	—	2,705.7
Less: non-recourse debt owned by Trinity	—	(108.8)	—	(108.8)
Total debt	$1,498.6	$1,192.7	$363.7	$3,055.0
Net deferred tax liabilities	$671.1	$5.4	$(120.7)	$555.8

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent	2013	2012	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$150.6	$136.5	10.3%	$435.6	$395.9	10.0%
Sales of railcars owned one year or less at the time of sale	—	23.4	*	19.0	100.5	*
Total revenues	$150.6	$159.9	(5.8)	$454.6	$496.4	(8.4)

Operating profit:
Leasing and management	$72.4	$63.8	13.5	$198.2	$185.0	7.1
Railcar sales:
Railcars owned one year or less at the time of sale	—	4.3		3.5	20.7
Railcars owned more than one year at the time of sale	1.6	17.0		9.6	22.3
Total operating profit	$74.0	$85.1	(13.0)	$211.3	$228.0	(7.3)

Operating profit margin:
Leasing and management	48.1%	46.7%		45.5%	46.7%
Railcar sales	*	*		*	*
Total operating profit margin	49.1%	53.2%		46.5%	45.9%

Selected expense information(1):
Depreciation	$32.8	$30.6	7.2	$95.8	$89.9	6.6
Maintenance	$16.4	$14.4	13.9	$53.8	$43.2	24.5
Rent	$13.3	$12.7	4.7	$40.0	$38.2	4.7
Interest:
External	$37.3	$39.3		$116.2	$118.4
Intercompany	—	3.3		3.8	9.8
Total interest expense	$37.3	$42.6	(12.4)	$120.0	$128.2	(6.4)
 * Not meaningful

(1) Depreciation, maintenance, and rent expense are components of operating profit. Amortization of deferred profit on railcars sold from the Rail Group to the Leasing Group is included in the operating profits of the Leasing Group resulting in the recognition of depreciation expense based on the Company's original manufacturing cost of the railcars. Interest expense is not a component of operating profit and includes the effect of hedges. Intercompany interest expense arises from Trinity’s previous ownership of a portion of TRIP Holdings’ Senior Secured Notes and is eliminated in consolidation. See Note 11 Debt.

Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured predominantly by the Rail Group and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Leasing Group primarily enters into operating leases. Future contractual minimum rental revenues on leases are as follows:

	Remaining three months of 2013	2014	2015	2016	2017	Thereafter	Total
	(in millions)
Future contractual minimum rental revenue	$115.0	$395.6	$333.3	$271.2	$206.9	$393.6	$1,715.6

Debt. The Leasing Group’s debt at September 30, 2013 consisted of both recourse and non-recourse debt. As of September 30, 2013, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $2,063.0 million, excluding deferred profit, which is pledged as collateral for Leasing Group debt held by those subsidiaries, including equipment with a net book value of $47.7 million securing capital lease obligations. The net book value, excluding deferred profit, of unpledged equipment at September 30, 2013 was $812.1 million. See Note 11 Debt for the form, maturities, and descriptions of Leasing Group debt.

Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is nonrecourse to Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. TRIP Master Funding equipment with a net book value of $1,089.6 million, excluding deferred profit, resulting from the sale of railcars to TRIP Master Funding, is pledged as collateral for the TRIP Master Funding debt. TRL 2012 equipment with a net book value of $666.7 million, excluding deferred profit, resulting from the sale of railcars to TRL 2012, is pledged solely as collateral for the TRL 2012 secured railcar equipment notes. See Note 5 Partially-Owned Leasing Subsidiaries for a description of TRIP Holdings and RIV 2013.

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

These Leasing Group subsidiaries had total assets as of September 30, 2013 of $206.0 million, including cash of $84.3 million and railcars of $88.7 million. The subsidiaries' cash, railcars, and an interest in each sublease are pledged to collateralize the lease obligations to the Trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiaries’ lease obligations. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties to be available to Trinity. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future contractual minimum rental revenues related to these leases due to the Leasing Group are as follows:

	Remaining three months of 2013	2014	2015	2016	2017	Thereafter	Total
	(in millions)
Future operating lease obligations of Trusts’ railcars	$11.3	$44.7	$43.0	$40.1	$41.9	$298.9	$479.9
Future contractual minimum rental revenues of Trusts’ railcars	$15.9	$53.4	$42.7	$32.6	$23.2	$37.6	$205.4

Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to operating leases other than leases discussed above are as follows:

	Remaining three months of 2013	2014	2015	2016	2017	Thereafter	Total
	(in millions)
Future operating lease obligations	$3.2	$12.8	$12.8	$12.7	$12.1	$50.3	$103.9
Future contractual minimum rental revenues	$4.7	$18.0	$12.4	$11.5	$8.9	$14.5	$70.0

Operating lease obligations totaling $22.9 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries. See Note 5 of the December 31, 2012 Consolidated Financial Statements filed on Form 10-K for a detailed explanation of these financing transactions.

Note 7. Derivative Instruments

We use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 Fair Value Accounting for discussion of how the Company valued its commodity hedges and interest rate swaps at September 30, 2013. See Note 11 Debt for a description of the Company's debt instruments.

Interest rate hedges

			Included in accompanying balance sheet at September 30, 2013
	Notional Amount	Interest Rate(1)	Liability	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(1.7)	$—
Promissory notes	$370.0	5.34%	$—	$4.9	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$13.5	$16.6
Open hedges:
TRIP Master Funding secured railcar equipment notes	$70.0	2.62%	$2.8	$1.2	$1.5
Promissory notes	$421.6	4.13%	$25.5	$23.5	$—

(1)	Weighted average fixed interest rate

	Effect on interest expense - increase/(decrease)
	Three Months Ended September 30,		Nine Months Ended September 30,		Expected effect during next twelve months(1)
	2013	2012	2013	2012
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$—	$(0.1)	$(0.2)	$(0.3)	$(0.3)
Promissory notes	$0.8	$0.8	$2.4	$2.5	$3.0
TRIP Holdings warehouse loan	$1.3	$1.5	$4.8	$4.5	$5.2
Open hedges:
TRIP Master Funding secured railcar equipment notes	$0.4	$0.5	$1.3	$1.5	$1.5
Promissory notes	$4.0	$4.3	$12.0	$12.7	$16.0
(1) Based on the fair value of open hedges as of September 30, 2013

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

Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $5.2 million of additional interest expense expected to be recognized during the twelve months following September 30, 2013. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with an initial notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The effect on interest expense is primarily a result of monthly interest settlements.

See Note 11 Debt regarding the related debt instruments.

Other Derivatives

	Effect on operating income - increase/(decrease)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Fuel hedges(1)
Effect of mark-to-market valuation	$—	$0.6	$—	$0.6
Settlements	(0.1)	—	—	—
	$(0.1)	$0.6	$—	$0.6
Foreign exchange hedges(2)	$—	$—	$—	$(0.4)

(1)	Included in cost of revenues in the accompanying consolidated statement of operations

(2)	Included in other, net in the accompanying consolidated statement of operations

Natural gas and diesel fuel

We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet as of September 30, 2013 for these instruments was not significant.

Foreign exchange hedge

We enter into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. These instruments are short term with quarterly maturities and no remaining balance in AOCL as of September 30, 2013.

Note 8. Property, Plant, and Equipment

The following table summarizes the components of property, plant, and equipment as of September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
	(in millions)
Manufacturing/Corporate:
Land	$42.5	$37.7
Buildings and improvements	453.0	431.0
Machinery and other	842.5	745.3
Construction in progress	57.3	46.1
	1,395.3	1,260.1
Less accumulated depreciation	(766.3)	(720.8)
	629.0	539.3
Leasing:
Wholly-owned subsidiaries:
Machinery and other	10.1	9.6
Equipment on lease	3,490.7	3,231.9
	3,500.8	3,241.5
Less accumulated depreciation	(536.2)	(468.4)
	2,964.6	2,773.1
Partially-owned subsidiaries:
Equipment on lease	1,945.7	1,703.1
Less accumulated depreciation	(189.4)	(153.8)
	1,756.3	1,549.3

Net deferred profit on railcars sold to the Leasing Group	(648.6)	(562.7)
	$4,701.3	$4,299.0

Certain prior year balances with respect to RIV 2013 have been reclassified as pertaining to a partially-owned subsidiary to conform to the 2013 presentation. See Note 5 Partially-Owned Leasing Subsidiaries.

Note 9. Goodwill

Goodwill by segment is as follows:

	September 30, 2013	December 31, 2012
		(as reported)
	(in millions)
Rail Group	$122.5	$122.5
Construction Products Group	112.4	105.2
Energy Equipment Group	14.1	10.9
Railcar Leasing and Management Services Group	1.8	1.8
	$250.8	$240.4

The net increase in the Construction Products Group and the Energy Equipment Group goodwill as of September 30, 2013 is primarily due to acquisition and divestiture activity during the nine months ended September 30, 2013. See Note 2 Acquisitions and Divestitures.

Note 10. Warranties

The changes in the accruals for warranties for the three and nine months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Beginning balance	$13.5	$13.8	$12.5	$13.5
Warranty costs incurred	(1.6)	(1.1)	(4.6)	(5.0)
Warranty originations and revisions	3.9	2.6	9.9	7.8
Warranty expirations	(1.0)	(0.6)	(3.0)	(1.6)
Ending balance	$14.8	$14.7	$14.8	$14.7

Note 11. Debt

The following table summarizes the components of debt as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in millions)
Manufacturing/Corporate – Recourse:
Revolving credit facility	$—	$—
Convertible subordinated notes	450.0	450.0
Less: unamortized discount	(77.6)	(87.5)
	372.4	362.5
Other	0.9	1.2
	373.3	363.7
Leasing – Recourse:
Capital lease obligations	42.9	45.8
Term loan	—	48.6
	42.9	94.4
Total recourse debt	416.2	458.1

Leasing – Non-recourse:
Wholly-owned subsidiaries:
2006 secured railcar equipment notes	244.7	255.8
Promissory notes	403.5	424.1
2009 secured railcar equipment notes	201.6	209.2
2010 secured railcar equipment notes	330.4	341.5
TILC warehouse facility	152.0	173.6
	1,332.2	1,404.2
Partially-owned subsidiaries:
TRL 2012 secured railcar equipment notes - RIV 2013	505.6	333.8
TRIP Master Funding secured railcar equipment notes	767.1	797.7
TRIP Holdings senior secured notes:
Total outstanding	—	170.0
Less: owned by Trinity	—	(108.8)
	—	61.2
	1,272.7	1,192.7
Total non–recourse debt	2,604.9	2,596.9
Total debt	$3,021.1	$3,055.0

We have a $425.0 million unsecured revolving credit facility that matures on October 20, 2016. As of September 30, 2013, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $72.6 million, leaving $352.4 million available for borrowing. Other than these letters of credit, there were no borrowings under our revolving credit facility as of September 30, 2013, or for the nine month period then ended. Of the outstanding letters of credit as of September 30, 2013, a total of $1.5 million is expected to expire in 2013 and the remainder in 2014. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew each year. Trinity’s revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. Borrowings under the credit facility bear interest at Libor plus 1.50% or prime plus 0.50%. As of September 30, 2013, we were in compliance with all such financial covenants.

The Company's 3 7/8% convertible subordinated notes are recorded net of unamortized discount to reflect their underlying economics by capturing the value of the conversion option as borrowing costs. As of September 30, 2013 and December 31, 2012, capital in excess of par value included $92.8 million related to the estimated value of the Convertible Subordinated Notes’ conversion options, in accordance with ASC 470-20. Debt discount recorded in the consolidated balance sheet is being amortized through June 1, 2018 to yield an effective annual interest rate of 8.42% based upon the estimated market interest rate for comparable non-convertible debt as of the issuance date of the Convertible Subordinated Notes. Total interest expense recognized on the Convertible Subordinated Notes for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Coupon rate interest	$4.4	$4.4	$13.1	$13.1
Amortized debt discount	3.4	3.1	9.9	9.1
	$7.8	$7.5	$23.0	$22.2

At September 30, 2013, the Convertible Subordinated Notes were convertible at a price of $50.88 per share resulting in 8,844,340 issuable shares. As of September 30, 2013, if the Convertible Subordinated Notes had been converted, no shares would have been issued since the trading price of the Company’s common stock was below the conversion price of the Convertible Subordinated Notes. The Company has not entered into any derivatives transactions associated with these notes.

The $475.0 million TILC warehouse loan facility, established to finance railcars owned by TILC, had $152.0 million outstanding and $323.0 million available as of September 30, 2013. The warehouse loan is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 1.94% at September 30, 2013. In June 2013, the warehouse loan facility was renewed and extended through June 2015. Amounts outstanding at maturity, absent renewal, will be payable in three installments in December 2015, June 2016, and December 2016.

The Company's term loan agreement was repaid in full in March 2013.

The TRIP Holdings senior secured notes were repaid in full in May 2013. See Note 5 Partially-Owned Leasing Subsidiaries for further explanation.

On August 1, 2013, TRL 2012 issued $183.4 million in aggregate principal amount of Series 2013-1 Secured Railcar Equipment Notes pursuant to the Master Indenture between TRL 2012 and Wilmington Trust Company, as indenture trustee, with regard to the 2012 secured railcar equipment notes. The 2013-1 Secured Railcar Equipment Notes bear interest at a fixed rate of 3.9%, are payable monthly, and have a stated final maturity date of July 15, 2043. The 2013-1 Secured Railcar Equipment Notes are obligations of TRL 2012 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL 2012.
Terms and conditions of other debt, including recourse and non-recourse provisions, are described in Note 11 of the December 31, 2012 Consolidated Financial Statements filed on Form 10-K.

The remaining principal payments under existing debt agreements as of September 30, 2013 are as follows:

	Remaining three months of 2013	2014	2015	2016	2017	Thereafter
	(in millions)
Recourse:
Manufacturing/Corporate	$—	$0.2	$0.2	$0.2	$0.3	$450.0
Leasing – capital lease obligations (Note 6)	0.7	3.1	3.3	3.5	3.7	28.6
Non-recourse – leasing (Note 6):
2006 secured railcar equipment notes	4.0	16.9	18.6	21.9	24.1	159.2
Promissory notes	7.3	26.1	23.9	346.2	—	—
2009 secured railcar equipment notes	2.6	9.9	9.6	6.5	6.3	166.7
2010 secured railcar equipment notes	3.5	14.0	15.3	15.0	13.7	268.9
TILC warehouse facility - facility termination payments	—	—	50.7	101.3	—	—
TRL 2012 secured railcar equipment notes - RIV 2013	6.3	25.0	23.5	22.6	23.1	405.1
TRIP Master Funding secured railcar equipment notes	10.3	40.1	35.7	29.3	20.4	631.3
Total principal payments	$34.7	$135.3	$180.8	$546.5	$91.6	$2,109.8

Note 12. Other, Net

Other, net (income) expense consists of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Foreign currency exchange transactions	$(0.1)	$(0.4)	$0.4	$(1.8)
Gain on equity investments	—	(0.2)	(0.2)	(0.3)
Other	(0.4)	(0.9)	(2.5)	(2.4)
Other, net	$(0.5)	$(1.5)	$(2.3)	$(4.5)

Other for the nine months ended September 30, 2013 includes $1.7 million in income related to the change in fair value of certain equity repurchase agreements with an investor in TRIP Holdings. See Note 3 Fair Value Accounting and Note 5 Partially-Owned Leasing Subsidiaries.

Note 13. Income Taxes

The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. Federal income tax rate and the Company’s effective income tax rate on income from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	2.5	2.0	2.3	2.0
Domestic production activities deduction	(2.7)	—	(1.6)	—
Noncontrolling interest	(1.0)	—	(0.9)	—
Tax assessments and settlements	—	—	—	(0.8)
Changes in valuation allowance and reserves	(3.0)	(1.6)	(1.2)	(0.6)
Foreign tax adjustments	—	(1.0)	—	(0.6)
State adjustments	3.2	—	1.2	—
Other, net	0.2	(0.3)	0.1	(0.1)
Effective rate	34.2%	34.1%	34.9%	34.9%

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

The Company assesses available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. During the third quarter of 2013 and after the filing of its 2012 Federal income tax return, the Company determined that, based on the positive evidence, we expect to utilize foreign tax credits that were previously reserved and due to expire in 2014-2016 on its 2013 Federal income tax return. Accordingly, the valuation allowance that was recorded in the second quarter of 2009 for this item has been reversed. The positive evidence included the utilization of net operating losses, projected taxable income in 2013 based upon our backlog, and sufficient foreign sourced income.

During the three and nine months ended September 30, 2012, we recognized a tax benefit of $1.5 million and $1.8 million, respectively, due to the release of net tax reserves primarily as a result of certain state tax issues where the statute of limitations had lapsed.

Also, during the three months ended September 30, 2013, the Company completed a review of its state tax filing positions based upon our current operational footprint. As a result of this review, we recorded a charge of $5.1 million in order to adjust our overall net deferred tax liability based upon our current state tax filing responsibilities. We also adjusted our state tax rate for 2013 during the three and nine months ended September 30, 2013 as a result of this review.

The IRS field work for our 2006-2008 audit cycle has concluded and all issues, except for transfer pricing, have been agreed upon and tentatively settled. The transfer pricing issue has been appealed and we are working with both the U.S. and Mexican taxing authorities to coordinate taxation in a formal mutual agreement process (“MAP”). On September 30, 2013, we received the revenue agent report for the 2009-2011 audit cycle. All issues have been concluded and agreed to except for transfer pricing issues. These issues have been appealed and we have requested they be addressed in the same MAP of the 2006-2008 cycle. At this time, we cannot determine when the 2006-2008 cycle or the 2009-2011 cycles will close and all issues formally settled.

We have various subsidiaries in Mexico that file separate tax returns and are subject to examination by taxing authorities at different times. The 2007 tax year of one of our Mexican subsidiaries is still under review and its statute of limitations remains open through the later of the resolution of the MAP or August 2017. The remaining entities are generally open for their 2008 tax years and forward.

Our two Swiss subsidiaries, one of which is a holding company and the other of which is dormant, have been audited by the taxing authorities through 2008 and 2009. The statute of limitations in Switzerland is generally five years from the end of the tax year, but can be extended up to 15 years in certain cases if the audit has commenced during the original five-year period. We also currently have sales offices in Europe and Canada that are subject to various statutes of limitations with regard to their tax status. Generally, states’ statutes of limitations in the U.S. are open from 2003 forward due to the use of tax loss carryforwards in certain jurisdictions.

The change in unrecognized tax benefits for the nine months ended September 30, 2013 and 2012 was as follows:

	Nine Months Ended September 30,
	2013	2012
	(in millions)
Beginning balance	$48.7	$52.5
Additions for tax positions related to the current year	3.4	3.1
Additions for tax positions of prior years	1.9	—
Reductions for tax positions of prior years	—	(1.1)
Settlements	(0.1)	(3.4)
Expiration of statute of limitations	(0.1)	(0.8)
Ending balance	$53.8	$50.3

Additions for tax positions related to the current year in the amounts of $3.4 million and $3.1 million recorded in the nine months ended September 30, 2013 and 2012, respectively, were amounts provided for tax positions that will be taken for Federal and state income tax purposes when we file those tax returns.

Additions for tax positions related to prior years in the amount of $1.9 million recorded in the nine months ended September 30, 2013, were for Federal tax positions taken on the prior year tax returns which the IRS has identified in the current period.

The reduction in tax positions of prior years of $1.1 million for the nine months ended September 30, 2012, was primarily related to new guidance issued in March 2012 by the IRS regarding the capitalization of fixed assets as well as state taxes.

Settlements during the nine months ended September 30, 2013 relate to settled positions with the Mexican taxing authorities in the settlement of the 2003 exam while settlements during nine months ended September 30, 2012 primarily related to the settlement of our 2004-2005 IRS audit as well as the related impact on state tax returns.

The expiration of statute of limitations relates to state taxes where the statute has closed.

The total amount of unrecognized tax benefits including interest and penalties at September 30, 2013 and 2012, that would affect the Company’s overall effective tax rate if recognized was $13.9 million and $15.9 million, respectively. There is a reasonable possibility that unrecognized Federal and state tax benefits will decrease by $4.5 million by September 30, 2014 due to settlements and lapses in statutes of limitations for assessing tax. During the first quarter of 2013, we entered into an agreement with the IRS to extend the statute of limitations to assess tax on our December 31, 2006-2008 tax years. Thus, items that were previously expected to settle during the year ended December 31, 2013 are now expected to settle during the year ended December 31, 2014.

Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of September 30, 2013 and December 31, 2012 was $11.0 million and $10.3 million, respectively. Income tax expense for the three and nine months ended September 30, 2013, included an increase in income tax expense of $0.2 million and $0.7 million, respectively, in interest expense and penalties related to uncertain tax positions. Income tax expense for the three and nine months ended September 30, 2012, included a decrease of $1.3 million and $2.1 million, respectively, in interest expense and penalties related to uncertain tax positions.

Note 14. Employee Retirement Plans

The following table summarizes the components of net retirement cost for the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Expense Components
Service cost	$0.3	$0.2	$0.8	$0.6
Interest	4.6	4.9	13.9	14.6
Expected return on plan assets	(6.6)	(5.7)	(19.9)	(17.1)
Amortization of actuarial loss	1.2	0.7	3.7	2.5
Prior service cost	—	0.1	—	0.1
Defined benefit expense	(0.5)	0.2	(1.5)	0.7
Profit sharing	3.1	3.1	9.5	8.9
Net expense	$2.6	$3.3	$8.0	$9.6

Trinity contributed $6.7 million and $14.8 million to the Company's defined benefit pension plans for the three and nine months ended September 30, 2013, respectively. Trinity contributed $3.6 million and $13.8 million to the Company's defined benefit pension plans for the three and nine months ended September 30, 2012, respectively. Total contributions to the Company's defined benefit pension plans in 2013 are expected to be approximately $18.9 million.

Note 15. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the nine months ended September 30, 2013 are as follows, net of tax:

	Currency translation adjustments	Unrealized loss on derivative financial instruments	Net actuarial gains/(losses) of defined benefit plans	Accumulated Other Comprehensive Loss
	(in millions)
Balances at December 31, 2012	$(16.5)	$(34.8)	$(98.8)	$(150.1)
Other comprehensive income before reclassifications	—	0.4	—	0.4
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $-, $6.8, $1.4, and $8.2	—	13.7	2.3	16.0
Less: noncontrolling interest	—	(3.2)	—	(3.2)
Other comprehensive income	—	10.9	2.3	13.2
Sale of interests in partially-owned leasing subsidiaries	—	13.2	—	13.2
Repurchase of interests in partially-owned leasing subsidiary	—	(11.8)	—	(11.8)
Balances at September 30, 2013	$(16.5)	$(22.5)	$(96.5)	$(135.5)
See Note 7 Derivative Instruments for information on the reclassification of amounts in accumulated other comprehensive loss into earnings. Reclassifications of unrealized before-tax losses on derivative financial instruments are included in interest expense in the Consolidated Statement of Operations. Approximately $3.0 million of the before-tax reclassification of net actuarial gains/(losses) of defined benefit plans are included in cost of revenues with the remainder included in selling, engineering, and administrative expenses in the Consolidated Statement of Operations for the nine months ended September 30, 2013.

Note 16. Stock-Based Compensation

Stock-based compensation totaled approximately $12.2 million and $31.1 million for the three and nine months ended September 30, 2013, respectively. Stock-based compensation totaled approximately $7.9 million and $20.4 million for the three and nine months ended September 30, 2012, respectively.

Note 17. Earnings Per Common Share

Basic net income attributable to Trinity Industries, Inc. per common share is computed by dividing net income attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of basic unrestricted common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted net income attributable to Trinity per common share includes the net impact of unvested restricted shares and shares that could be issued under outstanding stock options. Total weighted average restricted shares and antidilutive stock options were 3.7 million shares and 3.5 million shares for the three and nine months ended September 30, 2013, respectively. Total weighted average restricted shares and antidilutive stock options were 3.3 million shares and 3.2 million shares for the three and nine months ended September 30, 2012, respectively.

The computation of basic and diluted net income attributable to Trinity Industries, Inc. follows. Amounts previously reported have been adjusted to reflect discontinued operations resulting from the sale of the Company's ready-mix concrete operations. See Note 2 Acquisitions and Divestitures.

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
	(in millions, except per share amounts)
Net income from continuing operations	$105.8			$62.4
Less: net income (loss) from continuing operations attributable to noncontrolling interest	6.5			(0.1)
Net income from continuing operations attributable to Trinity Industries, Inc.	99.3			62.5
Unvested restricted share participation	(3.3)			(2.0)
Net income from continuing operations attributable to Trinity Industries, Inc. – basic	96.0	76.1	$1.26	60.5	76.5	$0.79
Effect of dilutive securities:
Stock options	—	0.1		—	0.2
Net income from continuing operations attributable to Trinity Industries, Inc. – diluted	$96.0	76.2	$1.26	$60.5	76.7	$0.79

Net income from discontinued operations, net of taxes	$0.3			$0.7
Unvested restricted share participation	—			—
Net income from discontinued operations, net of taxes – basic	0.3	76.1	$—	0.7	76.5	$0.01
Effect of dilutive securities:
Stock options	—	0.1		—	0.2
Net income from discontinued operations, net of taxes – diluted	$0.3	76.2	$—	$0.7	76.7	$0.01

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
	(in millions, except per share amounts)
Net income from continuing operations	$267.2			$180.9
Less: net income (loss) from continuing operations attributable to noncontrolling interest	10.4			(1.0)
Net income from continuing operations attributable to Trinity Industries, Inc.	256.8			181.9
Unvested restricted share participation	(8.2)			(6.0)
Net income from continuing operations attributable to Trinity Industries, Inc. – basic	248.6	76.7	$3.24	175.9	77.3	$2.28
Effect of dilutive securities:
Stock options	—	0.1		—	0.2
Net income from continuing operations attributable to Trinity Industries, Inc. – diluted	$248.6	76.8	$3.24	$175.9	77.5	$2.27

Net income from discontinued operations, net of taxes	$5.9			$2.0
Unvested restricted share participation	(0.2)			(0.1)
Net income from discontinued operations, net of taxes – basic	5.7	76.7	$0.07	1.9	77.3	$0.02
Effect of dilutive securities:
Stock options	—	0.1		—	0.2
Net income from discontinued operations, net of taxes – diluted	$5.7	76.8	$0.07	$1.9	77.5	$0.02

Note 18. Contingencies

Highway Products Litigation

As previously reported, on January 28, 2013, the Company was advised that the United States filed a “Notice of Election to Decline Intervention” in a False Claims Act (Qui Tam) complaint filed under seal on March 6, 2012 in the United States District Court for the Eastern District of Texas, Marshall Division styled JOSHUA HARMAN, on behalf of the UNITED STATES OF AMERICA, PLAINTIFF/Relator (“Mr. Harman”) v. TRINITY INDUSTRIES, INC., DEFENDANT, Case 2:12-cv-00089-JRG. Although the Company did not receive service of process with respect to the Original Complaint, the Company was served with Mr. Harman's Amended Complaint on May 17, 2013. Mr. Harman alleges that the Company presented false or fraudulent claims, records or statements to the United States to obtain payment or approval, ostensibly related to the ET-Plus, and seeks damages equaling the cost to recall and replace all installations of the ET-Plus plus treble civil penalties, costs, and interest. The Company notes that since its introduction in 2000, including all improvement modifications thereafter, the ET-Plus has satisfied the testing criteria required by the governing National Cooperative Highway Research Program Report 350 and the product approval requirements of the Federal Highway Administration. The Company intends to vigorously defend against Mr. Harman's allegations which will likely result in certain legal expenses. We do not believe that a loss is probable nor can a range of losses be determined. Accordingly, no accrual or range of loss has been included in the accompanying consolidated financial statements.

Railworthiness Directive

As previously reported, in 2011 the Company received the approval of the Federal Railroad Administration to implement a voluntary recertification of 948 tank cars owned or managed by the Company’s wholly-owned, railcar leasing subsidiary and used in transporting poison inhalation hazard (“PIH”) materials. The recertification process, having been completed for over 75% of the tank cars as of September 30, 2013, is progressing and being performed in conjunction with the normal three to five year, federally mandated inspection cycle for tank cars in PIH service. Maintenance costs associated with this recertification process are expensed as incurred. The additional costs estimated to be incurred for compliance with the directive are not expected to be significant.

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

The Company is involved in claims and lawsuits incidental to our business arising from various matters including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters, taking into consideration our rights in indemnity and recourse to third parties is $8.0 million to $33.3 million. Total accruals of $19.7 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying consolidated balance sheet. The Company believes any additional liability would not be material to its financial position or results of operations.

Trinity is subject to remedial orders and Federal, state, local, and foreign laws and regulations relating to the environment and the workplace. The Company has reserved $10.0 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. We believe that we are currently in substantial compliance with environmental and workplace laws and regulations.

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

Executive Summary

The Company’s revenues for the three and nine months ended September 30, 2013 were $1,110.3 million and $3,109.3 million, respectively, representing an increase of $203.0 million and $310.3 million, respectively, or 22% and 11% respectively, over the same periods in 2012. Operating profit for the three and nine months ended September 30, 2013 increased by 46% and 32%, respectively, to $205.6 million and $548.5 million, respectively, compared to $140.7 million and $415.9 million, respectively, for the same periods in 2012. The increase in revenues for the nine months ended September 30, 2013, when compared to the prior year period, resulted primarily from higher shipment volumes and higher pricing due to increased overall demand and product mix changes in our Rail Group and higher acquisition-related Aggregates volume in our Construction Products Group. Our Leasing Group experienced higher leasing and management revenues from higher fleet additions and an increase in rental rates offset by lower revenues from external railcar sales. Lower shipment levels of hopper barges partially offset by higher volumes of tank barges led to lower overall revenues for our Inland Barge Group for the nine months ended September 30, 2013, when compared with the prior year period. Operating profit and margin for the Company grew for the nine months ended September 30, 2013, when compared with the prior year, primarily due to higher shipment levels and higher pricing resulting from product mix changes in our Rail Group. Selling, engineering, and administrative expenses increased for the nine months ended September 30, 2013 primarily due to higher compensation costs, higher consulting costs, and certain increased legal reserves. The Company's headcount, including both production and non-production personnel, has increased approximately 15% since the end of 2012 in response to higher levels of production activity. Net income from continuing operations for the three and nine months ended September 30, 2013 increased $43.4 million and $86.3 million, respectively, over the same periods in 2012.

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

Demand conditions and corresponding order levels for new railcars and barges are currently mixed. Demand conditions for railcars serving the oil, gas, and chemicals industries continue to be very favorable. Demand conditions and corresponding order levels in other markets, including coal and grain, are less favorable for railcars and are weak for barges. Orders for structural wind towers increased in 2013 principally related to the January 2013 renewal of the Federal production tax credit.The slowdown in the commercial construction markets and budgetary constraints at the state level have negatively impacted the results of our Construction Products Group.

We continually assess our manufacturing capacity and take steps to align our production capacity with demand for our products. Due to improvements in demand for certain products, we have increased production staff at certain facilities since late 2010. We expect that facilities on non-operating status will be available for future operations to the extent that demand further increases.

Our backlog at September 30, 2013 compared with the prior year period was approximately as follows:

	September 30, 2013	September 30, 2012
	(in millions)
Rail Group
External Customers	$4,241.8	$2,526.6
Leasing Group	848.1	815.4
	$5,089.9	$3,342.0
Inland Barge Group	$476.0	$536.5
Structural wind towers
Not subject to ongoing litigation	$609.9	$341.8
Subject to ongoing litigation	—	412.5
	$609.9	$754.3

For the nine months ended September 30, 2013, our rail manufacturing businesses received orders for 25,115 railcars. The increase in backlog as of September 30, 2013 reflects the value of orders taken during the period. The orders in our backlog from the Leasing Group are supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery. Deliveries for multi-year barge agreements are included in the backlog when specific production quantities for future years have been determined. Approximately $412.5 million included in our backlog at September 30, 2012 is the subject of ongoing litigation with one of the Company's structural wind tower customers leaving a remainder of $341.8 million not subject to litigation. The Company has removed this amount from its wind tower backlog at September 30, 2013 due to the expectation that the purchases will not be made as contracted. The litigation, in which Trinity seeks as damages its lost profits under the contract, is pending and is discussed in Note 18 of the Consolidated Financial Statements under "Other Matters".

Results of Operations -

Overall Summary for Continuing Operations

Revenues

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
	($ in millions)
Rail Group	$541.5	$177.0	$718.5	$328.3	$129.6	$457.9	56.9%
Construction Products Group	145.8	3.4	149.2	118.0	6.1	124.1	20.2
Inland Barge Group	136.4	—	136.4	166.5	—	166.5	(18.1)
Energy Equipment Group	135.0	34.7	169.7	131.0	4.6	135.6	25.1
Railcar Leasing and Management Services Group	150.6	—	150.6	159.3	0.6	159.9	(5.8)
All Other	1.0	21.0	22.0	4.2	20.4	24.6	(10.6)
Segment Totals before Eliminations	1,110.3	236.1	1,346.4	907.3	161.3	1,068.6	26.0
Eliminations – Lease subsidiary	—	(173.0)	(173.0)	—	(125.9)	(125.9)
Eliminations – Other	—	(63.1)	(63.1)	—	(35.4)	(35.4)
Consolidated Total	$1,110.3	$—	$1,110.3	$907.3	$—	$907.3	22.4

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
	($ in millions)
Rail Group	$1,439.2	$572.8	$2,012.0	$1,049.7	$392.2	$1,441.9	39.5%
Construction Products Group	393.1	14.4	407.5	357.2	16.7	373.9	9.0
Inland Barge Group	433.8	—	433.8	509.8	—	509.8	(14.9)
Energy Equipment Group	384.9	92.0	476.9	377.7	13.6	391.3	21.9
Railcar Leasing and Management Services Group	454.6	—	454.6	493.7	2.7	496.4	(8.4)
All Other	3.7	59.3	63.0	10.9	50.2	61.1	3.1
Segment Totals before Eliminations	3,109.3	738.5	3,847.8	2,799.0	475.4	3,274.4	17.5
Eliminations – Lease subsidiary	—	(560.5)	(560.5)	—	(380.8)	(380.8)
Eliminations – Other	—	(178.0)	(178.0)	—	(94.6)	(94.6)
Consolidated Total	$3,109.3	$—	$3,109.3	$2,799.0	$—	$2,799.0	11.1

Our revenues for the three and nine months ended September 30, 2013 increased from the prior year period primarily due to higher shipment volume and higher average pricing in our Rail Group and acquisition-related higher shipment volumes in the Aggregates product line of our Construction Products Group. Higher revenues in our Energy Equipment Group resulted primarily from increased demand for container vessels and other product lines partially offset by a change in product mix in our structural wind towers business. Lower revenues in our Inland Barge Group were due to product mix changes while revenue in our Railcar Leasing and Management Services Group declined due to lower railcar sales offset by higher leasing and management revenues. Revenues in the Highway Products business of our Construction Products Group for the nine months ended September 30, 2013 decreased due to softer pricing and lower volumes attributable to lower demand and unfavorable weather conditions.

Operating Profit (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Rail Group	$121.5	$35.2	$332.3	$128.3
Construction Products Group	18.6	11.5	45.3	35.4
Inland Barge Group	23.8	26.9	69.0	93.5
Energy Equipment Group	15.0	9.5	44.2	9.7
Railcar Leasing and Management Services Group	74.0	85.1	211.3	228.0
All Other	(1.6)	(2.0)	(8.0)	(7.1)
Segment Totals before Eliminations and Corporate Expenses	251.3	166.2	694.1	487.8
Corporate	(17.8)	(12.4)	(49.9)	(33.6)
Eliminations – lease subsidiary	(28.3)	(14.1)	(95.4)	(37.2)
Eliminations – other	0.4	1.0	(0.3)	(1.1)
Consolidated Total	$205.6	$140.7	$548.5	$415.9

Our operating profit for the three months ended September 30, 2013 increased primarily as a result of higher shipment levels in our Rail Group while operating profit for the nine months ended September 30, 2013 increased primarily as a result of higher shipment levels in our Rail Group in addition to acquisition-related improvements in our Construction Products Group and improved efficiencies in our Energy Equipment Group. Selling, engineering, and administrative expenses as a percentage of revenue increased to 6.4% and 6.8%, respectively, for the three and nine months ended September 30, 2013 as compared to 6.2% and 5.7%, respectively, for the same periods in 2012 due primarily to higher compensation costs arising from better financial performance and expectations, higher consulting costs, and certain increased legal reserves.

Other Income and Expense. Other income and expense is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Interest income	$(0.6)	$(0.3)	$(1.4)	$(1.1)
Interest expense	45.8	47.8	141.5	143.6
Other, net	(0.5)	(1.5)	(2.3)	(4.5)
Consolidated Total	$44.7	$46.0	$137.8	$138.0

Interest expense and interest income for the nine months ended September 30, 2013 were substantially unchanged from the prior year.

Income Taxes. The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. Federal income tax rate and the Company’s effective income tax rate on income from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	2.5	2.0	2.3	2.0
Domestic production activities deduction	(2.7)	—	(1.6)	—
Noncontrolling interest	(1.0)	—	(0.9)	—
Tax assessments and settlements	—	—	—	(0.8)
Changes in valuation allowance and reserves	(3.0)	(1.6)	(1.2)	(0.6)
Foreign tax adjustments	—	(1.0)	—	(0.6)
State adjustments	3.2	—	1.2	—
Other, net	0.2	(0.3)	0.1	(0.1)
Effective rate	34.2%	34.1%	34.9%	34.9%

Our effective tax rate reflects a current tax benefit available for U.S. manufacturing activity. During the three months ended September 30, 2013, we determined that we would be able to utilize certain foreign tax credits previously reserved and therefore reversed the related tax reserve. Additionally, during the 2013 third quarter, the Company completed a review of its state tax filing positions and recorded additional tax expense of $5.1 million related to additional state tax filing responsibilities. In May 2013, TRIP Holdings and RIV 2013 elected to be treated as partnerships for income tax purposes and consequently no income tax expense has been provided with respect to income earned after this election attributable to the noncontrolling interests. See Note 5 of the Consolidated Financial Statements for a further explanation of activities with respect to TRIP Holdings and RIV 2013. See Note 13 of the Consolidated Financial Statements for a further discussion of income taxes.

Segment Discussion

Rail Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent	2013	2012	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Rail	$684.8	$416.8	64.3%	$1,913.4	$1,317.1	45.3%
Components	33.7	41.1	(18.0)	98.6	124.8	(21.0)
Total revenues	718.5	457.9	56.9	2,012.0	1,441.9	39.5

Operating costs:
Cost of revenues	585.8	412.4	42.0	1,645.4	1,284.5	28.1
Selling, engineering, and administrative costs	11.2	10.3	8.7	34.3	29.1	17.9
Operating profit	$121.5	$35.2	245.2	$332.3	$128.3	159.0
Operating profit margin	16.9%	7.7%		16.5%	8.9%

As of September 30, 2013 and 2012 our Rail Group backlog of railcars was as follows:

	As of September 30,
	2013	2012
	(in millions)
External Customers	$4,241.8	$2,526.6
Leasing Group	848.1	815.4
Total	$5,089.9	$3,342.0

The changes in the number of railcars in the Rail Group backlog are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning balance	40,665	30,610	31,990	29,000
Orders received	5,610	4,865	25,115	16,730
Shipments	(6,225)	(4,145)	(17,055)	(14,400)
Ending balance	40,050	31,330	40,050	31,330

Total revenues increased $260.6 million and $570.1 million, respectively, for the three and nine months ended September 30, 2013 compared to the same period in the prior year as a result of an increase in railcar deliveries and an increase in average sales price, resulting from higher overall demand and product mix changes. Cost of revenues increased $173.4 million and $360.9 million, respectively, for the three and nine months ended September 30, 2013 compared to the same periods in the prior year as a result of increased unit deliveries as well as a larger mix of higher-cost railcars. Operating profit margin increased due to the higher average sales price and product mix.

Unit and price increases, as well as product mix change increased total backlog dollars when comparing September 30, 2013 to the prior year. The average selling price in the backlog at September 30, 2013 increased as compared to the previous year due to higher demand and product mix. The backlog dedicated to the Leasing Group is supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery.

In the three months ended September 30, 2013, railcar shipments included sales to the Leasing Group of $173.0 million compared to $125.9 million in the comparable period in 2012, with a deferred profit of $28.3 million compared to $14.1 million for the same period in 2012. In the nine months ended September 30, 2013, railcar shipments included sales to the Leasing Group of $560.5 million compared to $380.8 million in the comparable period in 2012, with a deferred profit of $95.4 million compared to $37.2 million for the same period in 2012.

Construction Products Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent	2013	2012	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Highway Products	$92.3	$95.8	(3.7)%	$259.0	$295.2	(12.3)%
Aggregates	33.9	18.7	81.3	85.9	47.8	79.7
Other	23.0	9.6	139.6	62.6	30.9	102.6
Total revenues	149.2	124.1	20.2	407.5	373.9	9.0

Operating costs:
Cost of revenues	114.5	99.7	14.8	314.8	300.7	4.7
Selling, engineering, and administrative costs	16.1	12.9	24.8	47.4	37.9	25.1
Property disposition gains	—	—		—	(0.1)
Operating profit	$18.6	$11.5	61.7	$45.3	$35.4	28.0
Operating profit margin	12.5%	9.3%		11.1%	9.5%

Revenues increased for the three months ended September 30, 2013 compared to the same period last year, primarily due to acquisition-related volume in our Aggregates and other product lines. For the nine months ended September 30, 2013, revenues increased compared to the same period last year primarily due to acquisition-related volume in our Aggregates and other product lines offset by softer pricing and lower volumes in our Highway Products business attributable to lower demand and unfavorable weather conditions. Cost of revenues increased at a lesser rate than revenues for the three and nine months ended September 30, 2013, primarily due to production efficiencies in the Aggregates business as well as other product lines. Selling, engineering, and administrative expense mainly increased due to additional headcount related to acquisitions in our Aggregates and other businesses.

In March 2013, the Company completed the sale of its remaining ready-mix concrete operations. The divestiture of our ready-mix concrete operations has been accounted for and reported as a discontinued operation and, accordingly, historical amounts previously reported have been adjusted, where appropriate, to remove the effect of these discontinued operations.

Inland Barge Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent	2013	2012	Percent
	($ in millions)		Change	($ in millions)		Change

Revenues	$136.4	$166.5	(18.1)%	$433.8	$509.8	(14.9)%

Operating costs:
Cost of revenues	108.4	135.5	(20.0)	349.6	408.2	(14.4)
Selling, engineering, and administrative costs	4.2	4.1	2.4	15.2	11.5	32.2
Property disposition gain	—	—		—	(3.4)
Operating profit	$23.8	$26.9	(11.5)	$69.0	$93.5	(26.2)
Operating profit margin	17.4%	16.2%		15.9%	18.3%

Revenues decreased for the three and nine months ended September 30, 2013 compared to the same periods in the prior year due to lower delivery volumes of hopper barges and hopper barge covers, partially offset by higher delivery volumes of tank barges. Cost of revenues decreased disproportionately from revenues due primarily to product mix changes. Selling, engineering, and administrative costs increased for the three and nine months ended September 30, 2013 primarily as a result of increased employee-related and consulting costs as well as a legal reserve recorded during the three month period ended March 31, 2013 regarding a matter originating over ten years ago involving a foreign subsidiary. Operating costs for the nine months ended September 30, 2012 included a $3.4 million net gain from sales of barges previously included in property, plant, and equipment that were under lease to third-party customers.

As of September 30, 2013, the backlog for the Inland Barge Group was $476.0 million compared to $536.5 million as of September 30, 2012. Deliveries for multi-year barge agreements are included in the backlog when specific production quantities for future periods have been determined.

Energy Equipment Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent	2013	2012	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Structural wind towers	$62.2	$70.8	(12.1)%	$169.4	$189.5	(10.6)%
Other	107.5	64.8	65.9	307.5	201.8	52.4
Total revenues	169.7	135.6	25.1	476.9	391.3	21.9

Operating costs:
Cost of revenues	143.6	118.6	21.1	400.4	359.0	11.5
Selling, engineering, and administrative costs	11.1	7.5	48.0	32.3	22.6	42.9
Operating profit	$15.0	$9.5	57.9	$44.2	$9.7	*
Operating profit margin	8.8%	7.0%		9.3%	2.5%
* Not meaningful

Revenues for the three and nine months ended September 30, 2013 increased compared to the same periods in 2012 as a result of increased demand for container vessels and other product lines offset slightly by a change in product mix in our structural wind towers business. Cost of revenues for the three and nine months ended September 30, 2013 increased at a lesser rate than revenues compared to the prior year as the manufacturing challenges that impacted 2012 results were resolved and manufacturing efficiencies have improved.

The backlog for structural wind towers was $609.9 million and $754.3 million at September 30, 2013 and 2012, respectively. Approximately $412.5 million included in our backlog at September 30, 2012 is the subject of ongoing litigation with one of the Company's structural wind towers customers, leaving a remainder in backlog of $341.8 million not subject to litigation. The Company has removed the backlog subject to litigation from its structural wind towers backlog at September 30, 2013 due to the expectation that the purchases will not be made as contracted. The litigation, in which Trinity seeks as damages its lost profits under the contract, is pending and is discussed in Note 18 of the Consolidated Financial Statements under "Other Matters".

Railcar Leasing and Management Services Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent	2013	2012	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$150.6	$136.5	10.3%	$435.6	$395.9	10.0%
Sales of railcars owned one year or less at the time of sale	—	23.4	*	19.0	100.5	*
Total revenues	$150.6	$159.9	(5.8)	$454.6	$496.4	(8.4)

Operating profit:
Leasing and management	$72.4	$63.8	13.5	$198.2	$185.0	7.1
Railcar sales:
Railcars owned one year or less at the time of sale	—	4.3		3.5	20.7
Railcars owned more than one year at the time of sale	1.6	17.0		9.6	22.3
Total operating profit	$74.0	$85.1	(13.0)	$211.3	$228.0	(7.3)

Operating profit margin:
Leasing and management	48.1%	46.7%		45.5%	46.7%
Railcar sales	*	*		*	*
Total operating profit margin	49.1%	53.2%		46.5%	45.9%

Selected expense information(1):
Depreciation	$32.8	$30.6	7.2	$95.8	$89.9	6.6
Maintenance	$16.4	$14.4	13.9	$53.8	$43.2	24.5
Rent	$13.3	$12.7	4.7	$40.0	$38.2	4.7
Interest:
External	$37.3	$39.3		$116.2	$118.4
Intercompany	—	3.3		3.8	9.8
Total interest expense	$37.3	$42.6	(12.4)	$120.0	$128.2	(6.4)
 * Not meaningful

(1) Depreciation, maintenance, and rent expense are components of operating profit. Amortization of deferred profit on railcars sold from the Rail Group to the Leasing Group is included in the operating profits of the Leasing Group resulting in the recognition of depreciation expense based on the Company's original manufacturing cost of the railcars. Interest expense is not a component of operating profit and includes the effect of hedges. Intercompany interest expense arises from Trinity’s previous ownership of a portion of TRIP Holdings’ Senior Secured Notes and is eliminated in consolidation. See Note 11 Debt of the Notes to Consolidated Financial Statements.

Total revenues decreased for the three and nine months ended September 30, 2013 compared to the same period last year, primarily due to decreased railcar sales from the lease fleet offset partially by increased operating revenues related to additions to the lease fleet and higher rental rates. Operating profit decreased for the three and nine months ended September 30, 2013 compared to the same periods last year primarily due to lower profit from railcar sales. Increased profit from operations resulting from higher rental rates and additions to the lease fleet more than offset increased maintenance, depreciation, and rent expense for the three and nine months ended September 30, 2013 when compared to the same period last year. Interest expense decreased as a result of lower borrowings.

To fund the continued expansion of its lease fleet to meet market demand, the Leasing Group generally uses its non-recourse $475 million warehouse facility or excess cash to provide initial financing for a portion of the purchase price of the railcars. After initial financing, the Leasing Group generally obtains long-term financing for the railcars in the lease fleet through non-recourse asset-backed securities, long-term non-recourse operating leases pursuant to sales/leaseback transactions, long-term recourse debt such as equipment trust certificates or third-party equity. See Financing Activities.

Information regarding the Leasing Group’s lease fleet follows:

	September 30, 2013	September 30, 2012
Number of railcars	75,460	71,255
Average age in years	7.0	6.6
Average remaining lease term in years	3.2	3.3
Fleet utilization	98.5%	99.0%

All Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent	2013	2012	Percent
	($ in millions)		Change	($ in millions)		Change

Revenues	$22.0	$24.6	(10.6)%	$63.0	$61.1	3.1%

Operating costs:
Cost of revenues	22.7	25.7	(11.7)	66.7	65.1	2.5
Selling, engineering, and administrative costs	1.3	1.1	18.2	4.5	3.5	28.6
Property disposition gains	(0.4)	(0.2)		(0.2)	(0.4)
Operating loss	$(1.6)	$(2.0)		$(8.0)	$(7.1)

The decrease in revenues for the three months ended September 30, 2013 compared to the prior period was primarily due to a decrease in revenues by our transportation company. The increase in revenues for the nine months ended September 30, 2013 compared to the prior year period was primarily due to higher internal billings related to facility maintenance activities partially offset by a decrease in sales by our transportation company. The decrease in operating loss for the three months ended September 30, 2013 was primarily due to higher claim costs in 2012 related to our captive insurance company. The increase in operating loss for the nine months ended September 30, 2013 was primarily due to certain impairment charges and reserves related to non-operating facilities.

Corporate

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Percent	2013	2012	Percent
	($ in millions)		Change	($ in millions)		Change
Operating costs	$17.8	$12.4	43.5%	$49.9	$33.6	48.5%

The increase in operating costs for the three and nine months ended September 30, 2013 compared to the same periods last year is primarily due to higher compensation resulting from the Company's higher financial performance, consulting costs, and certain legal costs and reserves.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2013 and September 30, 2012:

	Nine Months Ended September 30,
	2013	2012
	(in millions)
Total cash provided by (required by):
Operating activities	$374.7	$252.1
Investing activities	(628.5)	(217.6)
Financing activities	83.4	(73.4)
Net decrease in cash and cash equivalents	$(170.4)	$(38.9)

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2013 was $374.7 million compared to net cash provided by operating activities of $252.1 million for the nine months ended September 30, 2012. Cash flow provided by operating activities increased primarily due to higher operating profits in 2013.

Receivables at September 30, 2013 increased by $112.3 million or 28.8% from December 31, 2012 primarily due to higher receivables in our Rail Group. At September 30, 2013, one customer's net receivable balance in our Energy Equipment Group, all within terms, accounted for 14% of the consolidated net receivables balance outstanding. Raw materials inventory at September 30, 2013 increased by $13.8 million or 3.4% since December 31, 2012, primarily attributable to higher levels in our Rail Group required to meet production demands offset by lower levels in our Inland Barge Group. Finished goods inventory at September 30, 2013 increased by $17.4 million or 14.3% since December 31, 2012 primarily due to slightly higher levels in our Rail Group pending delivery. Accounts payable increased by $19.7 million to support higher inventory levels, while accrued liabilities increased by $123.8 million from December 31, 2012 due to higher income taxes payable and higher customer advances which totaled $171.3 million at September 30, 2013. We continually review reserves related to bad debt as well as the adequacy of lower of cost or market valuations related to accounts receivable and inventory.

Investing Activities. Net cash required by investing activities for the nine months ended September 30, 2013 was $628.5 million compared to $217.6 million for the nine months ended September 30, 2012. Capital expenditures for the nine months ended September 30, 2013 were $546.7 million, of which $455.5 million were for additions to the lease fleet. This compares to $330.9 million of capital expenditures for the same period last year, of which $266.3 million were for additions to the lease fleet. Full-year manufacturing/corporate capital expenditures for 2013 are projected to range between $125.0 million and $145.0 million. We expect our net investment in the lease fleet to range between $540.0 million and $555.0 million for 2013 after taking into account the proceeds from railcar sales from the lease fleet. Proceeds from the sale of property, plant, and equipment and other assets totaled $60.4 million for the nine months ended September 30, 2013, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $59.3 million. This compares to $117.8 million for the same period in 2012, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $94.9 million. Net cash required related to acquisitions amounted to $37.2 million for the nine months ended September 30, 2013. Short-term marketable securities for the nine months ended September 30, 2013 increased $96.0 million.

Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2013 was $83.4 million compared to $73.4 million of cash required by financing activities for the same period in 2012. During the nine months ended September 30, 2013, we retired $227.5 million in debt principally consisting of the repayment of the Leasing Group term loan and the TRIP Holdings senior secured notes in full. During the nine months ended September 30, 2012, we retired $122.4 million in debt. We borrowed $175.4 million, net of debt issuance costs, during the nine months ended September 30, 2013, primarily from the issuance by TRL 2012 of its 2013-1 Secured Railcar Equipment Notes. We borrowed $115.1 million during the nine months ended September 30, 2012, primarily from our TILC warehouse facility. Additionally, during the nine months ended September 30, 2013, we received proceeds of $296.7 million related to the sale of equity interests to third-party investors in certain partially-owned leasing subsidiaries and TRIP Holdings repurchased the equity interests of certain equity investors for $84.0 million. We also received $50.0 million in equity contributions from noncontrolling interests in one of the Company's partially-owned leasing subsidiaries. We intend to use our cash and committed credit facilities to fund the operations, expansions, and growth initiatives of the Company.

Other Financing Activities

At September 30, 2013 and for the nine month period then ended, there were no borrowings under our $425.0 million revolving credit facility that matures on October 20, 2016. Interest on the revolving credit facility is calculated at Libor plus 1.50% or prime plus 0.50%. After subtracting $72.6 million for letters of credit outstanding, $352.4 million was available under the revolving credit facility as of September 30, 2013.

The $475.0 million TILC warehouse loan facility, established to finance railcars owned by TILC, had $152.0 million outstanding and $323.0 million available as of September 30, 2013. The warehouse loan is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 1.94% at September 30, 2013. In June 2013, the warehouse loan facility was renewed and extended through June 2015. Amounts outstanding at maturity, absent renewal, will be payable in three installments in December 2015, June 2016, and December 2016.

On August 1, 2013, TRL 2012 issued $183.4 million in aggregate principal amount of Series 2013-1 Secured Railcar Equipment Notes pursuant to the Master Indenture between TRL 2012 and Wilmington Trust Company, as indenture trustee, with regard to the 2012 secured railcar equipment notes. The 2013-1 Secured Railcar Equipment Notes bear interest at a fixed rate of 3.9%, are payable monthly, and have a stated final maturity date of July 15, 2043. The 2013-1 Secured Railcar Equipment Notes are obligations of TRL 2012 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL 2012.
In September 2012, the Company’s Board of Directors authorized a $200 million share repurchase program, effective October 1, 2012, which expires on December 31, 2014. Under the program, 539,941 shares and 1,834,189 shares, respectively, were repurchased during the three and nine months ended September 30, 2013 at a cost of approximately $23.9 million and $73.8 million, respectively. Certain shares of stock repurchased during September 2013, totaling $2.7 million, were cash settled in October 2013 in accordance with normal settlement practices.

Demand conditions and corresponding order levels for new railcars and barges are currently mixed. Demand conditions for railcars serving the oil, gas, and chemicals industries continue to be very favorable. Demand conditions and corresponding order levels in other markets, including coal and grain, are less favorable for railcars and are weak for barges. Orders for structural wind towers increased in 2013 principally related to the January 2013 renewal of the Federal production tax credit.The slowdown in the commercial construction markets and budgetary constraints at the state level have negatively impacted the results of our Construction Products Group.

We continually assess our manufacturing capacity and take steps to align our production capacity with demand for our products. Due to improvements in demand for certain products, we have increased production staff at certain facilities since late 2010. We expect that facilities on non-operating status will be available for future operations to the extent that demand further increases.

Future Operating Requirements

We expect to finance future operating requirements with cash on hand, cash flows from operations, and, depending on market conditions, short-term and long-term debt, and equity. Debt instruments that the Company has utilized include its revolving credit facility, the TILC warehouse facility, senior notes, convertible subordinated notes, asset-backed securities, and sale-leaseback transactions. The Company has also issued equity at various times. As of September 30, 2013, the Company had unrestricted cash and short-term marketable securities balances of $498.6 million, $352.4 million available under its revolving credit facility, and $323.0 million available under its TILC warehouse facility. The Company believes it has access to adequate capital resources to fund operating requirements and is an active participant in the capital markets.

Off Balance Sheet Arrangements

See Note 6 of the Consolidated Financial Statements for information about off balance sheet arrangements.

Derivative Instruments

We use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 of the Consolidated Financial Statements for discussion of how the Company valued its commodity hedges and interest rate swaps at September 30, 2013. See Note 11 of the Consolidated Financial Statements for a description of the Company's debt instruments.

Interest rate hedges

			Included in accompanying balance sheet at September 30, 2013
	Notional Amount	Interest Rate(1)	Liability	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(1.7)	$—
Promissory notes	$370.0	5.34%	$—	$4.9	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$13.5	$16.6
Open hedges:
TRIP Master Funding secured railcar equipment notes	$70.0	2.62%	$2.8	$1.2	$1.5
Promissory notes	$421.6	4.13%	$25.5	$23.5	$—

(1)	Weighted average fixed interest rate

	Effect on interest expense - increase/(decrease)
	Three Months Ended September 30,		Nine Months Ended September 30,		Expected effect during next twelve months(1)
	2013	2012	2013	2012
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$—	$(0.1)	$(0.2)	$(0.3)	$(0.3)
Promissory notes	$0.8	$0.8	$2.4	$2.5	$3.0
TRIP Holdings warehouse loan	$1.3	$1.5	$4.8	$4.5	$5.2
Open hedges:
TRIP Master Funding secured railcar equipment notes	$0.4	$0.5	$1.3	$1.5	$1.5
Promissory notes	$4.0	$4.3	$12.0	$12.7	$16.0
(1) Based on the fair value of open hedges as of September 30, 2013

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

Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $5.2 million of additional interest expense expected to be recognized during the twelve months following September 30, 2013. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with an initial notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The effect on interest expense is primarily a result of monthly interest settlements.

See Note 11 of the Consolidated Financial Statements regarding the related debt instruments.

Other Derivatives

	Effect on operating income - increase/(decrease)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)
Fuel hedges(1)
Effect of mark-to-market valuation	$—	$0.6	$—	$0.6
Settlements	(0.1)	—	—	—
	$(0.1)	$0.6	$—	$0.6
Foreign exchange hedges(2)	$—	$—	$—	$(0.4)

(1)	Included in cost of revenues in the accompanying consolidated statement of operations

(2)	Included in other, net in the accompanying consolidated statement of operations

Natural gas and diesel fuel

We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet as of September 30, 2013 for these instruments was not significant.

Foreign exchange hedge

We enter into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. These instruments are short term with quarterly maturities and no remaining balance in AOCL as of September 30, 2013.

Contractual Obligation and Commercial Commitments

As of September 30, 2013, contractual obligations related to letters of credit increased to $73.5 million from $69.5 million as of December 31, 2012. Refer to Note 11 of the Consolidated Financial Statements for changes to our outstanding debt and maturities. Contractual obligations that relate to operating leases including sale/leaseback transactions were basically unchanged as of September 30, 2013. See Note 6 of the Consolidated Financial Statements regarding operating lease obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our market risks since December 31, 2012 as set forth in Item 7A of our 2012 Form 10-K. Refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of debt-related activity and the impact of hedging activity for the three and nine months ended September 30, 2013.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of our 2012 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended September 30, 2013:

Period	Number of Shares Purchased(1)	Average Price Paid per Share (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2013 through July 31, 2013	1,127	$37.31	—	$150,097,451
August 1, 2013 through August 31, 2013	140,085	$42.70	140,000	$144,119,067
September 1, 2013 through September 30, 2013	401,272	$44.78	399,941	$126,211,453
Total	542,484	$44.22	539,941	$126,211,453

(1) These columns include the following transactions during the three months ended September 30, 2013: (i) the surrender to the Company of 2,280 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, (ii) the purchase of 263 shares of common stock by the Trustee for assets held in a non-qualified employee profit-sharing plan trust, and (iii) the purchase of 539,941 shares of common stock on the open market as part of the stock repurchase program.

(2) In September 2012, the Company’s Board of Directors authorized a $200 million share repurchase program, effective October 1, 2012, which expires on December 31, 2014. During the three months ended September 30, 2013, the Company repurchased 539,941 shares under the program at a cost of approximately $23.9 million. Certain shares of stock repurchased during September 2013, totaling $2.7 million, were cash settled in October 2013 in accordance with normal settlement practices. The approximate dollar value of shares that were eligible to be repurchased under such share repurchase program is shown as of the end of such month or quarter.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-Q.

Item 5. Other Information

None.

Item 6. Exhibits

NO.	DESCRIPTION
(3.1)	Amended and Restated Bylaws of Trinity Industries, Inc., effective September 5, 2013 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed September 11, 2013).
(31.1)	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
(31.2)	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
(32.1)	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32.2)	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(95)	Mine Safety Disclosure Exhibit (filed herewith).
101.INS	XBRL Instance Document (filed electronically herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)
_____________________________
* Management contracts and compensatory plan arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By	/s/ James E. Perry
Registrant
James E. Perry
Senior Vice President and
Chief Financial Officer
October 31, 2013

INDEX TO EXHIBITS

NO.	DESCRIPTION
(3.1)	Amended and Restated Bylaws of Trinity Industries, Inc., effective September 5, 2013 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed September 11, 2013).
(31.1)	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
(31.2)	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
(32.1)	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32.2)	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(95)	Mine Safety Disclosure Exhibit (filed herewith).
101.INS	XBRL Instance Document (filed electronically herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)
____________
* Management contracts and compensatory plan arrangements.