Form 10-K
period 2013-12-31
TRINITY INDUSTRIES INC
filed 2014-02-20
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-6903
Trinity Industries, Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-0225040
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2525 N. Stemmons Freeway, Dallas, Texas	75207-2401
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (214) 631-4420
Securities Registered Pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered
Common Stock ($1.00 par value)	New York Stock Exchange, Inc.
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter (June 28, 2013) was $2,982.4 million.
At January 31, 2014 the number of shares of common stock outstanding was 77,485,876.
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive 2014 Proxy Statement.

TRINITY INDUSTRIES, INC.
FORM 10-K

PART I
Item 1. Business.

General Development of Business.  Trinity Industries, Inc. and its consolidated subsidiaries, (“Trinity”, “Company”, “we”, or “our”) headquartered in Dallas, Texas, is a diversified industrial company that owns a variety of market-leading businesses providing products and services to the energy, transportation, chemical, and construction sectors. Trinity was incorporated in 1933.

Trinity became a Delaware corporation in 1987. Our principal executive offices are located at 2525 N. Stemmons Freeway, Dallas, Texas 75207-2401, our telephone number is 214-631-4420, and our Internet website address is www.trin.net.

Financial Information About Industry Segments. Financial information about our industry segments for the years ended December 31, 2013, 2012, and 2011 is presented in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Narrative Description of Business. As a diversified industrial company, we manufacture and sell a variety of products and services principally including:

•	railcars and railcar parts;

•	the leasing of railcars;

•	inland barges;

•	structural wind towers;

•	highway products;

•	aggregates;

•	storage containers; and

•	parts and steel components.

We serve our customers through the following five business groups:

Rail Group. Through wholly-owned subsidiaries with manufacturing facilities in the U.S. and Mexico, our Rail Group is a leading manufacturer of freight and tank railcars in North America used for transporting a wide variety of liquids, gases, and dry cargo (“Trinity Rail Group” or “Rail Group”).

Trinity Rail Group offers a complete array of railcar solutions to our customers. We manufacture a full line of railcars, including:

Auto Carrier Cars - Auto carrier railcars transport automobiles and a variety of other vehicles.

Box Cars - Box railcars transport cargo such as food products, auto parts, wood products, and paper.

Gondola Cars - Rotary gondola railcars are primarily used for coal service. Top-loading gondola railcars transport a variety of other heavy bulk commodities such as scrap metals and steel products.

Hopper Cars - Covered hopper railcars carry cargo such as grain, distillers dried grain, dry fertilizer, plastic, cement, and sand. Open-top hoppers are most often used to haul coal and aggregates.

Intermodal Cars - Intermodal railcars transport intermodal containers and trailers, which are generally interchangeable among railcars, trucks, and ships.

Specialty Cars - Specialty railcars are designed to address the special needs of a particular industry or customer, such as waste-hauling gondolas, side dump railcars, flatcars, and pressure differential railcars used to haul fine grain food products such as starch and flour.

Tank Cars - Tank railcars transport products such as liquefied petroleum products including crude oil; alcohol and renewable fuels; liquid fertilizer; and food and grain products such as vegetable oil and corn syrup.

Our Rail Group manufactures a diversified railcar product line, allowing us to capitalize on changing industry trends and developing market opportunities, including the oil, gas, and chemical markets. We also manufacture and sell a variety of railcar parts and components used in manufacturing and repairing railcars including couplers, axles, and other equipment. We have plants in Mexico and the U.S. that manufacture parts and components, primarily for the North American market. We provide railcar maintenance services at four facilities in the U.S.

Our customers include railroads, leasing companies, and industrial shippers of products, such as utilities, petrochemical companies, grain shippers, agricultural product companies, and major construction and industrial companies. We compete in the North American market against five major railcar manufacturers.

For the year ended December 31, 2013 we shipped 24,335 railcars, or 44% of total North American railcar shipments. As of December 31, 2013, our Rail Group backlog consisted of 39,895 railcars valued at $5.0 billion. This amount included approximately $827.0 million in orders from our Railcar Leasing and Management Services Group (“Leasing Group”). The total amount of orders in our backlog from the Leasing Group was supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery.

We hold patents of varying duration for use in our manufacture of railcars and components. We believe patents offer a marketing advantage in certain circumstances. No material revenues are received from the licensing of these patents.

Railcar Leasing and Management Services Group. Our Railcar Leasing and Management Services Group is a leading provider in North America of comprehensive rail industry services. Through wholly-owned subsidiaries, primarily Trinity Industries Leasing Company ("TILC"), and partially-owned subsidiaries, TRIP Rail Holdings LLC (“TRIP Holdings”) and RIV 2013 Rail Holdings LLC ("RIV 2013"), we offer operating leases for tank and freight railcars. TILC also offers management, maintenance, and administrative services. By providing leasing and management, maintenance, and administrative services, in addition to management services for investor-owned funds, our Leasing Group is an important strategic resource that further links our Rail Group with our customers. Trinity's Rail Group and TILC coordinate sales and marketing activities under the registered trade name TrinityRail®, thereby providing a single point of contact for railroads and shippers seeking rail equipment and services.

The railcars in our lease fleet are leased to industrial shippers and railroads. These companies operate in the chemical, agricultural, and energy industries, among others. Substantially all of the railcars in our lease fleet were manufactured by our Rail Group. The terms of our railcar leases generally vary from one to twenty years and provide for fixed monthly rentals. A small percentage of our fleet is leased on a per diem basis. As of December 31, 2013, the lease fleet of our subsidiaries included 75,685 owned or leased railcars that were 99.5% utilized. Of this total, 63,255 railcars were owned by TILC or its affiliates and 12,430 railcars were financed in sale-leaseback transactions.

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

Construction Products Group. Through wholly-owned subsidiaries, our Construction Products Group manufactures highway products as well as other steel products for infrastructure-related projects; mines and produces aggregates; and provides galvanizing services. Many of these lines of business are seasonal and revenues are impacted by weather conditions and fluctuations in government spending levels.

Our highway products businesses are leading U.S. manufacturers of guardrail, crash cushions, and other protective barriers. The Federal Highway Administration, which determines product eligibility for cost reimbursement using federal funds, has approved many of our products as eligible for cost reimbursement based on requirements set forth by the National Cooperative Highway Research Program. Our crash cushion, protective barrier, and guardrail products include multiple proprietary products manufactured under license from certain public and private research organizations and inventors and Company-held patents. We sell highway products in Canada, Mexico, and throughout the U.S and we export highway products, including proprietary products to more than 60 countries. We compete against several national and regional guardrail manufacturers.

We are a leading producer and distributor of lightweight and natural aggregates, including expanded shale and clay; crushed stone; sand and gravel; asphalt rock; and various other products in the western and southwestern U.S. Our aggregates customers are concrete producers; commercial, residential, and highway contractors; manufacturers of masonry products; and state and local municipalities. We compete with lightweight aggregates producers nationwide and natural aggregates producers located in the regions where we operate.

We provide hot-dip galvanizing services to manufacturers of fabricated steel materials from our service facilities in Texas, Louisiana, and Mississippi and manufacture a line of trench shields and shoring products for the construction industry and a line of construction equipment for the mining industry.

Energy Equipment Group. Through wholly-owned subsidiaries, our Energy Equipment Group manufactures structural wind towers; utility, traffic, and lighting structures; storage containers; and tank heads for pressure and non-pressure vessels.

Our structural wind towers business is a leading manufacturer in North America of structural wind towers used in the wind energy market. These towers are manufactured in the U.S. and Mexico to customer specifications and installed by our customers. Our customers are generally wind turbine producers. Our structural wind towers backlog as of December 31, 2013 was approximately $553.9 million.

We are a leading manufacturer in North America of storage containers and tank heads for pressure and non-pressure vessels. We manufacture these products in the U.S. and Mexico. We market a portion of our products in Mexico under the brand name of TATSA®.

We manufacture storage containers that support the oil, gas, and chemical industries and are used by industrial plants, utilities, residences, and small businesses in suburban and rural areas. Additionally, we manufacture fertilizer storage containers for bulk storage, farm storage, and the application and distribution of anhydrous ammonia. We also manufacture cryogenic tanks for the distribution of industrial gases and liquefied natural gas. Our storage container products range from nine-gallon containers for motor fuel use to 1.8 million-gallon bulk storage spheres. We sell our storage containers to dealers and large industrial users. In the U.S. we generally deliver storage containers to our customers who install and fill the containers. Our competitors include large and small manufacturers of storage containers.

We manufacture tank heads, which are pressed metal components used in the manufacturing of many of our finished products, both pressure rated and non-pressure rated, depending on their intended use. We use a significant portion of the tank heads we manufacture in the production of our railcars and storage containers. We also sell our tank heads to a broad range of other manufacturers. There is strong competition in the tank heads business.

We manufacture utility, traffic, and lighting structures, which are used principally by municipalities and other local and state governmental entities as well as by public and private utilities. These structures are manufactured in the U.S. and Mexico to customer specifications and installed by our customers.

There are a number of well-established entities that actively compete with us in the business of manufacturing energy equipment including several domestic and foreign manufacturers of structural wind towers for the North American market.

Inland Barge Group. Through wholly-owned subsidiaries, our Inland Barge Group is a leading U.S. manufacturer of inland barges and fiberglass barge covers. We manufacture a variety of dry cargo barges, such as deck barges, and open or covered hopper barges that transport various commodities, such as grain, coal, and aggregates. We also manufacture tank barges used to transport liquids such as crude oil, chemicals and a variety of petroleum products. Our fiberglass reinforced lift covers are used primarily for grain barges. Our four barge manufacturing facilities are located along the U.S. inland river systems, allowing for rapid delivery to our customers. Our Inland Barge Group backlog as of December 31, 2013 was approximately $429.6 million.

Our primary Inland Barge customers are commercial marine transportation companies. Many companies have the capability to enter into, and from time to time do enter into, the inland barge manufacturing business. We strive to compete through operational efficiency, timely delivery, and quality products. We have a number of competitors for our products in this industry.

All Other. All Other includes our captive insurance and transportation companies; legal, environmental, and maintenance costs associated with non-operating facilities; and other peripheral businesses.

Foreign Operations. Trinity's foreign operations are primarily located in Mexico. Continuing operations included sales to foreign customers, primarily in Mexico, which represented 11.7%, 10.0%, and 10.6% of our consolidated revenues for the years ended December 31, 2013, 2012, and 2011, respectively. As of December 31, 2013 and 2012, we had 3.5% and 3.1%, respectively, of our long-lived assets not held for sale located outside the U.S. We manufacture railcars, storage containers, tank heads, structural wind towers, utility structures, parts and steel components, and other products at our Mexico facilities for local consumption as well as for export to the U.S. and other countries.

Backlog. As of December 31, 2013 and 2012, our backlog of firm and noncancellable orders was as follows:

	December 31, 2013	December 31, 2012
	(in millions)
Rail Group
External Customers	$4,189.6	$2,867.5
Leasing Group	827.0	834.7
	$5,016.6	$3,702.2
Inland Barge	$429.6	$564.1
Structural wind towers
Not subject to ongoing litigation	$553.9	$267.8
Subject to ongoing litigation	—	412.5
	$553.9	$680.3

For the twelve months ended December 31, 2013, our rail manufacturing businesses received orders for 32,240 railcars. The increase in backlog as of December 31, 2013 reflects the value of orders taken during the year. The orders in our backlog from the Leasing Group are supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery. Approximately 60% of our railcar backlog is expected to be delivered in the twelve months ending December 31, 2014 with the remainder to be delivered from 2015 through 2016. All of our Inland Barge backlog is expected to be delivered in the twelve months ending December 31, 2014. Deliveries for multi-year barge agreements are included in the backlog when specific production quantities for future years have been determined. Approximately $412.5 million included in our structural wind towers backlog at December 31, 2012 is the subject of ongoing litigation with one of the Company's customers leaving a remainder of $267.8 million not subject to litigation. The Company has removed the amount subject to litigation from its wind tower backlog at December 31, 2013 due to the expectation that the purchases will not be made as contracted. The litigation, in which Trinity seeks damages for lost profits under the contract, is pending and is discussed in Note 18 of the Notes to the Consolidated Financial Statements under "Other Matters".

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

The principal material used in our manufacturing segments is steel. During 2013, the supply of steel was sufficient to support our manufacturing requirements. Market steel prices continue to exhibit short periods of volatility with 2013 prices averaging lower than 2012. Steel prices may continue to be volatile in part as a result of scrap surcharges assessed by steel mills and other market factors. We often use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, and other arrangements with our customers, to mitigate the effect of steel price volatility on our operating profits for the year. In general, we believe there is enough capacity in the supply industry to meet current production levels and that our existing contracts and other relationships we have in place will meet our current production forecasts.

Aggregates. Natural and lightweight aggregates can be found throughout the U.S., and many producers exist nationwide. Shipments of natural aggregates from an individual quarry are generally limited in geographic scope because the cost of transporting processed aggregates to customers is high in relation to the value of the product itself. Lightweight aggregates have a much wider, multi-state distribution area due to their higher value relative to their distribution costs. We operate 16 mining facilities strategically located in Texas, Arkansas, Louisiana, Colorado, and California.

Employees. The following table presents the approximate headcount breakdown of employees by business group:

Business Group	December 31, 2013
Rail Group	9,600
Construction Products Group	1,610
Inland Barge Group	1,960
Energy Equipment Group	4,470
Railcar Leasing and Management Services Group	140
All Other	380
Corporate	300
18,460

As of December 31, 2013, approximately 9,910 employees were employed in the U.S. and approximately 8,550 employees were employed in Mexico.

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

Governmental Regulation.

Railcar Industry. The primary regulatory and industry authorities involved in the regulation of the railcar industry are the U.S. Environmental Protection Agency; the Research and Special Programs Administration, the Federal Railroad Administration ("FRA"), and the Pipeline and Hazardous Materials Safety Administration ("PHMSA"), all divisions of the U.S. Department of Transportation ("USDOT"); and the Association of American Railroads ("AAR"). These organizations establish rules and regulations for the railcar industry, rail infrastructure, and rail interchange, including product specifications and standards for the design and manufacture of railcars and railcar parts; mechanical, maintenance, and related standards for railcars; safety of railroad equipment, tracks, and operations; and packaging and transportation of hazardous or toxic materials. We believe that our product designs and operations are in compliance with these specifications, standards and regulations.

Recent derailments in North America of trains transporting crude oil have caused various regulatory agencies and industry organizations, including but not limited to the USDOT; FRA; PHMSA; AAR and the AAR Tank Car Committee ("AARTCC"); American Petroleum Institute ("API"); and Railcar Supply Institute ("RSI"), as well as community governments, to focus attention on transportation by rail of flammable materials. In September 2013, PHMSA published an Advance Notice of Proposed Rulemaking seeking interested party comments on potential regulatory initiatives pertaining to the transportation of flammable materials by rail. While the regulatory process itself and the scope of any potential regulatory change is uncertain, the Company is assessing its position under a variety of potentially diverse, final rule scenarios. Any final rule may or may not materially impact the rail industry as a whole; railroad operations; older and newer tank railcars that meet or exceed currently mandated FRA standards; future tank railcar specifications; and the capability of the nation’s railcar manufacturing, repair and maintenance infrastructure to implement mandated retrofit configurations or new construction. The Company cannot assure that costs incurred to comply with standards and regulations emerging from PHMSA’s rulemaking process will not be material to the Company’s financial position or results of operations.

Inland Barge Industry. The primary regulatory and industry authorities involved in the regulation of the inland barge industry are the U.S. Coast Guard; the U.S. National Transportation Safety Board; the U.S. Customs Service; the Maritime Administration of the U.S. Department of Transportation; and private industry organizations such as the American Bureau of Shipping. These organizations establish safety criteria, investigate vessel accidents, and recommend improved safety standards. Violations of these laws and related regulations can result in substantial civil and criminal penalties as well as injunctions curtailing operations. We believe that our product specifications and operations are in compliance with applicable laws and regulations.

Highway Products. The primary regulatory and industry authorities involved in the regulation of highway products manufacturers are the U.S. Department of Transportation, the Federal Highway Administration, and various state highway departments. These organizations establish certain standards, specifications, and product testing criteria related to the manufacture of our highway products. If our products were found not to be in compliance with these standards, specifications, or testing criteria we would be required to re-qualify our products for installation on state and national highways. We believe that our highway products are in compliance with all applicable standards and specifications.

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

See Item 1A for further discussion of risk factors with regard to environmental, governmental, and other matters.

Executive Officers and Other Corporate Officers of the Company.

The following table sets forth the names and ages of all of our executive officers and other corporate officers, their positions and offices presently held by them, and the year each person first became an officer. All officer terms expire in May 2014.

Name	Age	Office	Officer Since
Timothy R. Wallace*	60	Chairman, Chief Executive Officer, and President	1985
James E. Perry*	42	Senior Vice President and Chief Financial Officer	2005
William A. McWhirter II*	49	Senior Vice President and Group President	2005
D. Stephen Menzies*	58	Senior Vice President and Group President	2001
S. Theis Rice*	63	Senior Vice President and Chief Legal Officer	2002
Tammy D. Gilbert	53	Vice President, Information Technology	2012
Virginia C. Gray, Ph.D.	54	Vice President, Organizational Development	2007
Mary E. Henderson*	55	Vice President and Chief Accounting Officer	2009
John M. Lee	53	Vice President, Business Development	1994
Steven L. McDowell	52	Vice President and Chief Audit Executive	2013
Gail M. Peck	46	Vice President and Treasurer	2010
Heather Perttula Randall	40	Vice President, Legal Affairs and Government Relations	2011
Jared S. Richardson	41	Vice President, Associate General Counsel and Secretary	2010
Stephen W. Smith	64	Vice President and Chief Technical Officer	2012
C. Michael Williams	58	Vice President, Human Resources	2012
*Executive officer subject to reporting requirements under Section 16 of the Securities Exchange Act of 1934.

Ms. Gilbert joined Trinity in 2012 as Vice President, Information Technology. Prior to joining Trinity, she worked for Hewlett-Packard from 2006 to 2012, most recently serving as the America's Vice President, Transition, Transformation, and Project/Program Management. She has also held executive positions with Electronic Data Systems, Sabre Holdings, American Airlines, and Harris Methodist Hospital.
Ms. Henderson joined the Company in 2003 as Director of Financial Reporting. She was named Assistant Controller in 2005 and Controller in 2009. In 2010, Ms. Henderson was elected Vice President and Chief Accounting Officer.
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
Mr. McDowell joined the Company in 2013 as Vice President and Chief Audit Executive. Prior to joining Trinity, he worked for Dean Foods from 2007 to 2013, where he held a variety of management positions and most recently served as Vice President, Internal Audit and Risk Management. Prior to his tenure at Dean Foods, he served as Vice President - Internal Audit at Centex Corporation.

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
Mr. Rice joined the Company in 1991 and held various legal and business positions until 2005, when he was elected Vice President and Chief Legal Officer. He was named Senior Vice President, Human Resources and Chief Legal Officer in 2011 and was named Senior Vice President and Chief Legal Officer in 2013.
Mr. Richardson joined the Company in 2010 as Associate General Counsel and Secretary. In 2012, Mr. Richardson was elected Vice President, Associate General Counsel, and Secretary. From 2004 to 2009, he handled legal, corporate governance, and secretary matters for Energy Future Holdings Corp. (formerly TXU Corp.), a company engaged in the generation, sale, transmission, and distribution of electricity.
Mr. Smith joined the Company in 1976 and held various engineering positions advancing to Senior Vice President Engineering for TrinityRail. In 2008, Mr. Smith was promoted to a corporate position and has served as an engineering and technical advisor to Trinity's Group Presidents and corporate officers. In 2012, Mr. Smith was elected Vice President and was named Chief Technical Officer in 2013.
Mr. Williams joined Trinity in 2012 as Vice President, Human Resources. Prior to joining Trinity, he was Vice President and Chief People Officer at Luminant, the power generation and mining subsidiary of Energy Future Holdings Corp from 2010 to 2012. He has also held human resources leadership positions at Safety-Kleen Systems, Inc., Service Master, Inc., and Waste Management, Inc.
Messrs. Wallace, Menzies, and Lee and Dr. Gray have been in full time employment of Trinity or its subsidiaries for more than five years and have performed essentially the same respective duties during such time.

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

Volatility in the global financial markets may adversely affect our business and operating results. During periods of volatility in the global financial markets, certain of our customers could delay or otherwise reduce their purchases of railcars, barges, wind towers, and other products and services. If volatile conditions in the global credit markets prevent our customers' access to credit, product order volumes may decrease or customers may default on payments owed to us. Likewise, if our suppliers face challenges obtaining credit, selling their products to customers that require purchasing credit, or otherwise operating their businesses, the supply of materials we purchase from them to manufacture our products may be interrupted. Any of these conditions or events could result in reductions in our revenues, increased price competition, or increased operating costs, which could adversely affect our business results of operations and financial condition.

Our backlog is not necessarily indicative of the level of our future revenues. Our backlog represents future production and estimated potential revenue attributable to firm contracts with, or approved purchase orders from, our customers for delivery in various periods. Instability in the global economy, negative conditions in the global credit markets, volatility in the industries that our products serve, changes in legislative policy, adverse changes in the availability of raw materials and supplies, or adverse changes in the financial condition of our customers could lead to customers' requests for deferred deliveries of our backlog orders. Additionally such events could result in our customers' attempts to cancel orders in whole or in part or terminate firm contracts resulting in un-remedied contract breaches or purchase order breaches, and increased commercial litigation costs. Such occurrences could adversely affect our cash flows and results of operations.

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

Litigation claims could increase our costs and weaken our financial condition. We are currently, and may from time to time be, involved in various claims or legal proceedings arising out of our operations. Adverse outcomes in some or all of these matters could result in judgments against us for significant monetary damages that could increase our costs and weaken our financial condition. Although we maintain reserves for our reasonably estimable liability, our reserves may be inadequate to cover our portion of claims or judgments after taking into consideration rights in indemnity and recourse to third parties. Any such claims or judgments could have a material adverse effect on our business, operations, or overall financial condition.

Increases in the price and demand for steel could lower our margins and profitability. The principal material used in our manufacturing segments is steel. Market steel prices continue to exhibit short periods of volatility. Steel prices may experience further volatility as a result of scrap surcharges assessed by steel mills and other market factors. We often use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, and other arrangements with our customers to mitigate the effect of this volatility on our operating profits for the year. To the extent that we do not have such arrangements in place, an increase in steel prices could materially lower our margins and profitability. In addition, meeting production demands is dependent on our ability to obtain a sufficient amount of steel. An unanticipated interruption in our supply chain could have an adverse impact on both our margins and production schedules.

We have potential exposure to environmental liabilities, which may increase costs and lower profitability. We are subject to comprehensive federal, state, local, and foreign environmental laws and regulations relating to: (i) the release or discharge of materials into the environment at our facilities or with respect to our products while in operation; (ii) the management, use, processing, handling, storage, transport, and disposal of hazardous and non-hazardous waste and materials; and (iii) other activities relating to the protection of human health and the environment. Such laws and regulations not only expose us to liability for our own acts, but also may expose us to liability for the acts of others or for our actions which were in compliance with all applicable laws at the time these actions were taken. In addition, such laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Our operations involving hazardous materials also raise potential risks of liability under common law.

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

However, future events, such as changes in, or modified interpretations of, existing environmental laws and regulations or enforcement policies, or further investigation or evaluation of the potential health hazards associated with the manufacture of our products and related business activities and properties, may give rise to additional compliance and other costs that could have a material adverse effect on our financial condition and operations.

In addition to environmental laws, the transportation of commodities by railcar or barge raises potential risks in the event of a derailment or other accident that results in the release of an environmentally sensitive substance. Generally, liability under existing law in the U.S. for a derailment or other accident depends upon causation analysis and the acts, errors, or omissions, if any, of a party involved in the transportation activity, including, but not limited to, the railroad, the shipper, the buyer and seller of the substances being transported, or the manufacturer of the barge, railcar, or its components. Under certain circumstances strict liability concepts may apply and if we are found liable in any such incident, it could have a material adverse effect on our financial condition, business, and operations.

We operate in highly competitive industries. We may not be able to sustain our market leadership positions, which may impact our financial results. We face aggressive competition in all geographic markets and each industry sector in which we operate. In addition to price, we face competition in product performance and technological innovation, quality, reliability of delivery, customer service, and other factors. This competition is often intense, the effects of which could reduce our revenues and operating profits, limit our ability to grow, increase pricing pressure on our products, and otherwise affect our financial results.

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

Access to capital due to deterioration of conditions in the global capital markets, weakening of macroeconomic conditions, and negative changes in credit ratings may be limited or unavailable. In general, the Company, and more specifically its leasing subsidiaries' operations, rely in large part upon banks and capital markets to fund its operations and contractual commitments and refinance existing debt. These markets can experience high levels of volatility and access to capital can be constrained for an extended period of time. In addition to conditions in the capital markets, a number of other factors could cause the Company to incur increased borrowing costs and to have greater difficulty accessing public and private markets for both secured and unsecured debt. These factors include the Company's financial performance and its credit ratings and rating outlook as determined primarily by rating agencies such as Standard & Poor's, Moody's, and Fitch's. If the Company is unable to secure financing on acceptable terms, the Company's other sources of funds, including available cash, bank facilities, and cash flow from operations may not be adequate to fund its operations and contractual commitments and refinance existing debt.

Lower demand for re-marketed railcars from expiring leases on favorable terms could result in lower lease utilization percentages and reduced revenues. The profitability of our railcar leasing business is partially dependent on our ability to re-lease railcars upon the expiration and non-renewal of existing leases, to sell railcars in the secondary market as part of our ongoing business activities, or upon lease defaults or bankruptcy filings by third party lessees. Our ability to re-lease or sell leased railcars profitably is dependent upon several factors, including, among others:

•	the cost of and demand for leases or ownership of newer or specific use models;

•	the availability in the market generally of other used or new railcars;

•	the degree of obsolescence of leased railcars, including railcars subject to expedited regulatory mandate;

•	the prevailing market and economic conditions, including the availability of credit, interest rates, and inflation rates;

•	the demand for refurbishment; and

•	the volume and nature of railcar traffic and loadings

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

Fluctuations in the price and supply of specialty and other component parts used in the production of our products could have a material adverse effect on our ability to cost-effectively manufacture and sell our products. In some instances, we rely on a limited number of suppliers for certain components needed in our production.  A significant portion of our business depends on the adequate supply of numerous specialty and other parts and components at competitive prices such as brakes, wheels, side frames, bolsters, and bearings for the railcar business, as well as flanges for the wind towers business. Our manufacturing operations partially depend on our ability to obtain timely deliveries of materials, parts, and components in acceptable quantities and quality from our suppliers. Certain parts and components of our products are currently available from a limited number of suppliers and, as a result, we may have limited control over pricing, availability, and delivery schedules. If we are unable to purchase a sufficient quantity of parts and components on a timely basis, we could face disruptions in our production and incur delays while we attempt to engage alternative suppliers. Fewer suppliers could result from unimproved or worsening economic or commercial conditions which could increase our rejections for poor quality and require us to source unknown and distant supply alternatives. Any such disruption or conditions could harm our business and adversely impact our results of operations.

Reductions in the availability of energy supplies or an increase in energy costs may increase our operating costs. We use various gases, including natural gas, at our manufacturing facilities and use diesel fuel in vehicles to transport our products to customers and to operate our plant equipment. An outbreak or escalation of hostilities between the U.S. and any foreign power and, in particular, prolonged conflicts could result in a real or perceived shortage of petroleum and/or natural gas, which could result in an increase in the cost of natural gas or energy in general. Hurricanes or other natural disasters could result in a real or perceived shortage of petroleum and/or natural gas potentially resulting in an increase in natural gas prices or general energy costs. Speculative trading in energy futures in the world markets could also result in an increase in natural gas and general energy cost. Future limitations on the availability (including limitations imposed by increased regulation or restrictions on rail, road, and pipeline transportation of energy supplies) or consumption of petroleum products and/or an increase in energy costs, particularly natural gas for plant operations and diesel fuel for vehicles and plant equipment, could have an adverse effect upon our ability to conduct our business cost effectively.

Our manufacturer's warranties expose us to product replacement and repair claims. Depending on the product, we warrant against manufacturing defects due to our workmanship and certain materials, parts, and components pursuant to express limited contractual warranties. Accordingly, we may be subject to significant warranty claims in the future such as multiple claims based on one defect repeated throughout our production process or claims for which the cost of repairing or replacing the defective part, component or material is highly disproportionate to the original price. These types of warranty claims could result in costly product recalls, significant repair or replacement costs, and damage to our reputation.

Increasing insurance claims and expenses could lower profitability and increase business risk. The nature of our business subjects us to product liability, property damage, and personal injury claims, especially in connection with the repair and manufacture of products that our customers use to transport hazardous, flammable, toxic, or explosive materials. Over the last several years, insurance carriers have raised premiums for many companies operating in our industries. Increased premiums may further increase our insurance expense as coverage expires or otherwise cause us to raise our self-insured retention. If the number or severity of claims within our self-insured retention increases, we could suffer costs in excess of the reserves we maintain for the reasonably estimable liability in such claims or such number and severity of claims could expose us to uninsured damages if we were unable or elected not to insure against certain hazards because of high premiums or other reasons. While our liability insurance coverage is at or above levels based on commercial norms in our industries, an unusually large liability claim or a string of claims coupled with an unusually large damage award could exceed our liability insurance coverage. In addition, the availability of, and our ability to collect on, insurance coverage is often subject to factors beyond our control. If any of our third-party insurers fail, cancel our coverage, or otherwise are unable to provide us with adequate insurance coverage, then our overall risk exposure and our operational expenses would increase and the management of our business operations would be disrupted. Moreover, any accident or incident involving our industries in general or us or our products specifically, even if we are fully insured, contractually indemnified, or not held to be liable, could negatively affect our reputation among customers and the public, thereby making it more difficult for us to compete effectively, and could significantly affect the cost and availability of insurance in the future.

Risks related to our operations outside of the U.S., particularly Mexico, could decrease our profitability. Our operations outside of the U.S. are subject to the risks associated with cross-border business transactions and activities. Political, legal, trade, economic change or instability, unrestrained criminal activities, or social unrest could limit or curtail our respective foreign business activities and operations, including the ability to hire and retain employees. Violence in Mexico associated with drug trafficking has not abated. We have not, to date, been materially affected by any of these risks, but we cannot predict the likelihood of future effects from such risks or any resulting adverse impact on our business, results of operations, or financial condition. Many items manufactured by us in Mexico are sold primarily in the U.S. and the transportation and import of such products may be disrupted. Some foreign countries where we operate have regulatory authorities that regulate railroad safety, railcar and railcar component part design, performance, and manufacture of equipment used on their railroad systems. If we fail to obtain and maintain certifications of our railcars and railcar parts and components within the various foreign countries where we operate, we may be unable to market and sell our railcars, parts, and components in those countries. In addition, unexpected changes in laws, rules, and regulatory requirements; tariffs and other trade barriers, including regulatory initiatives for buying goods produced in America; more stringent or restrictive laws, rules, and regulations relating to labor or the environment; adverse tax consequences; and price exchange controls could limit operations affecting production throughput and making the manufacture and distribution of our products less timely or more difficult. Furthermore, any material change in the quotas, regulations, or duties on imports imposed by the U.S. government and agencies, or on exports by the government of Mexico or its agencies, could affect our ability to export products that we manufacture in Mexico. Because we have operations outside the U.S., we could be adversely affected by final judgments of non-compliance with the U.S. Foreign Corrupt Practices Act or import/export rules and regulations and similar anti-corruption or import/export laws of other countries.

Equipment failures or extensive damage to our facilities, including as might occur as a result of natural disasters, could lead to production or service curtailments or shutdowns, loss of revenue or higher expenses. We operate a substantial amount of equipment at our production facilities, several of which are situated in tornado and hurricane zones and on navigable waterways in the U.S. An interruption in production capabilities or maintenance and repair capabilities at our facilities, as a result of equipment failure or acts of nature, including non-navigation orders resulting from low-water conditions issued from time to time by the U.S. Army Corps of Engineers on one or more U.S. rivers which serve our facilities, could reduce or prevent our production, service, or repair of our products and increase our costs and expenses. A halt of production at any of our manufacturing facilities could severely affect delivery times to our customers. While we maintain business recovery plans that are intended to allow us to recover from natural disasters that could disrupt our business, we cannot provide assurances that our plans would fully protect us from the effects of all such disasters. In addition, insurance may not adequately compensate us for any losses incurred as a result of natural or other disasters, which may adversely affect our financial condition. Any significant delay in deliveries not otherwise contractually mitigated by favorable force majeure provisions could result in cancellation of all or a portion of our orders, cause us to lose future sales, and negatively affect our reputation and our results of operations.

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

Violations of or changes in the regulatory requirements applicable to the industries in which we operate may increase our operating costs. Our railcar manufacturing and leasing businesses are regulated by multiple governmental regulatory agencies such as the U.S. Environmental Protection Agency; the U.S. Department of Transportation and the administrative agencies it oversees, including the Federal Railroad Administration, the Pipeline and Hazardous Materials Safety Administration, and the Research and Special Programs Administration; and industry authorities such as the Association of American Railroads. All such agencies and authorities promulgate rules, regulations, specifications, and operating standards affecting railcar design, configuration, and mechanics; maintenance, and rail-related safety standards for railroad equipment, tracks, and operations, including the packaging and transportation of hazardous or toxic materials. Future regulatory changes in the rail industry, including rules, regulations, and specifications mandating modified railcar designs, configurations, materials, and equipment could affect compliance costs and may have a material adverse effect on our financial condition and operations.

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

Our Construction Products Group is subject to regulation by the U.S. Department of Transportation; the Federal Highway Administration; and state highway departments and administrative agencies. These organizations establish certain standards, specifications, and product testing criteria related to the manufacture of our highway products. If our products were found to be not in compliance with these standards, specifications, or product testing criteria, we would be required to re-qualify our products for installation on state and national highways.

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

Some of our customers place orders for our products in reliance on their ability to utilize tax benefits or tax credits such as accelerated depreciation or the production tax credit for renewable energy, or to recover the cost of products acquired to comply with federal requirements or standards. There is no assurance that the U.S. government will reauthorize, modify, or otherwise not allow the expiration of such tax benefits, tax credits, or reimbursement policies, and in cases where such subsidies and policies are materially modified to reduce the available benefit, credit, or reimbursement or are otherwise allowed to expire, the demand for our products could decrease, thereby creating the potential for a material adverse effect on our financial condition or results of operations.

We may be required to reduce the value of our long-lived assets and/or goodwill, which would weaken our financial results. We periodically evaluate for potential impairment the carrying values of our long-lived assets to be held and used. The carrying value of a long-lived asset to be held and used is considered impaired when the carrying value is not recoverable through undiscounted future cash flows and the fair value of the asset is less than the carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Impairment losses on long-

lived assets held for sale are determined in a similar manner, except that fair values are reduced commensurate with the estimated cost to dispose of the assets. In addition, goodwill is required to be tested for impairment annually, or on an interim basis whenever events or circumstances change, indicating that the carrying amount of the goodwill might be impaired. Impairment losses related to reductions in the value of our long-lived assets or our goodwill could weaken our financial condition and results of operations.

We may incur increased costs due to fluctuations in interest rates and foreign currency exchange rates. We are exposed to risks associated with fluctuations in interest rates and changes in foreign currency exchange rates. Under varying circumstances, we may seek to minimize these risks through the use of interest rate hedges and similar financial instruments and other activities, although these measures, if and when implemented, may not be effective. Any material and untimely changes in interest rates or exchange rates could result in significant losses to us.

Railcars as a significant mode of transporting freight could decline, become more efficient over time, experience a shift in types of modal transportation, and/or certain railcar types could become obsolete. As the freight transportation markets we serve continue to evolve and become more efficient, the use of railcars may decline in favor of other more economic transportation modalities or the number of railcars needed to transport current or an increasing volume of goods may decline. Features and functionality specific to certain railcar types could result in those railcars becoming obsolete as customer requirements for freight delivery change or as regulatory mandates are promulgated that affect railcar design, configuration, and manufacture.

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

Shortages of skilled labor could adversely impact our operations. We depend on skilled labor in the manufacture, maintenance, and repair of our products. Some of our facilities are located in areas where demand for skilled laborers may exceed supply. Shortages of some types of skilled laborers, such as welders, could restrict our ability to maintain or increase production rates and could increase our labor costs.

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

From time to time we may take tax positions that the Internal Revenue Service or other taxing jurisdictions may contest. We have in the past and may in the future take tax positions that the Internal Revenue Service (“IRS”) or other taxing jurisdictions may challenge. We are required to disclose to the IRS as part of our tax returns particular tax positions in which we have a reasonable basis for the position but not a "more likely than not" chance of prevailing. If the IRS successfully contests a tax position that we take, we may be required to pay additional taxes or fines which may not have been previously accrued that may adversely affect our results of operations and financial position.

Our inability to produce and disseminate relevant and/or reliable data and information pertaining to our business in an efficient, cost-effective, secure, and well-controlled fashion may have significant negative impacts on confidentiality requirements and obligations and proprietary needs and expectations and, therefore, our future operations, profitability, and competitive position. Management relies on information technology infrastructure and architecture, including hardware, network, software, people, and processes to provide useful and confidential information to conduct our business in the ordinary course, including correspondence and commercial data and information interchange with customers, suppliers, legal counsel, governmental agencies, and financial institution consultants, and to support assessments and conclusions about future plans and initiatives pertaining to market demands, operating performance, and competitive positioning. In addition, any material failure, interruption of service, or compromised data security could adversely affect our relations with suppliers and customers, place us in violation of confidentiality and data protection laws, rules, and regulations, and result in negative impacts to our market share, operations, and profitability. Security breaches in our information technology could result in theft, destruction, loss, misappropriation, or release of confidential data or intellectual property which could adversely impact our future results.

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

	Approximate Square Feet		Approximate Square Feet Located In
	Owned	Leased	US	Mexico
Rail Group	5,797,300	99,500	3,820,000	2,076,800
Construction Products Group	1,770,200	102,400	1,841,500	31,100
Inland Barge Group	986,300	81,000	1,067,300	—
Energy Equipment Group	1,692,300	435,000	1,439,400	687,900
Executive Offices	231,200	3,100	211,000	23,300
	10,477,300	721,000	8,379,200	2,819,100

Our estimated weighted average production capacity utilization for the twelve month period ended December 31, 2013 is reflected by the following percentages:

Production Capacity Utilized
Rail Group	80%
Construction Products Group	70%
Inland Barge Group	85%
Energy Equipment Group	85%

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange under the ticker symbol “TRN”. The following table shows the closing price range of our common stock by quarter for the years ended December 31, 2013 and 2012.

	Prices
Year Ended December 31, 2013	High	Low
Quarter ended March 31, 2013	$45.39	$36.20
Quarter ended June 30, 2013	44.62	35.29
Quarter ended September 30, 2013	46.17	35.75
Quarter ended December 31, 2013	56.65	43.58

Year Ended December 31, 2012	High	Low
Quarter ended March 31, 2012	$35.93	$29.69
Quarter ended June 30, 2012	33.48	22.80
Quarter ended September 30, 2012	33.55	21.85
Quarter ended December 31, 2012	36.05	29.01

Our transfer agent and registrar as of December 31, 2013 was American Stock Transfer & Trust Company.

Holders

At December 31, 2013, we had 1,822 record holders of common stock. The par value of the common stock is $1.00 per share.

Dividends

Trinity has paid 199 consecutive quarterly dividends. Quarterly dividends declared by Trinity for the years ended December 31, 2013 and 2012 are as follows:

	Year Ended December 31,
	2013	2012
Quarter ended March 31,	$0.11	$0.09
Quarter ended June 30,	0.13	0.11
Quarter ended September 30,	0.15	0.11
Quarter ended December 31,	0.15	0.11
Total	$0.54	$0.42

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

The following graph compares the Company's cumulative total stockholder return (assuming reinvestment of dividends) during the five-year period ended December 31, 2013 with an overall stock market index (New York Stock Exchange Composite Index) and the Company's peer group index (Dow Jones US Commercial Vehicles & Trucks Index). The data in the graph assumes $100 was invested on December 31, 2008.

	2008	2009	2010	2011	2012	2013
Trinity Industries, Inc.	100	113	175	200	242	373
Dow Jones US Commercial Vehicles & Trucks Index	100	146	240	211	236	282
New York Stock Exchange Composite Index	100	129	146	141	164	208

Issuer Purchases of Equity Securities N EED

This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended December 31, 2013:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2013 through October 31, 2013	357	$46.02	—	$126,211,453
November 1, 2013 through November 30, 2013	253,847	$53.07	240,000	$113,474,571
December 1, 2013 through December 31, 2013	399,065	$54.12	399,000	$91,880,173
Total	653,269	$53.71	639,000	$91,880,173

(1) These columns include the following transactions during the three months ended December 31, 2013: (i) the deemed surrender to the Company of 2,782 shares of common stock to pay the exercise price and satisfy tax withholding in connection with the exercise of employee stock options, (ii) the surrender to the Company of 11,137 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, (iii) the purchase of 350 shares of common stock by the Trustee for assets held in a non-qualified employee profit-sharing plan trust, and (iv) the purchase of 639,000 shares of common stock on the open market as part of the stock repurchase program.

(2) In September 2012, the Company's Board of Directors authorized a $200 million share repurchase program, effective October 1, 2012, which expires on December 31, 2014. During the three months ended December 31, 2013, the Company repurchased 639,000 shares under the program at a cost of approximately $34.3 million. Certain shares of stock repurchased during December 2013, totaling $5.0 million, were cash settled in January 2014 in accordance with normal settlement practices. The approximate dollar value of shares that were eligible to be repurchased under such share repurchase program is shown as of the end of such month or quarter.

Item  6. Selected Financial Data.

The following financial information for the five years ended December 31, 2013 has been derived from our audited consolidated financial statements. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere herein.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in millions, except percent and per share data)
Statement of Operations Data:
Revenues	$4,365.3	$3,811.9	$2,938.3	$1,930.7	$2,162.9
Operating profit (loss)	772.9	574.8	426.8	294.2	(36.1)
Income (loss) from continuing operations	386.1	251.9	146.8	69.4	(140.8)
Gain on sale of discontinued operations, net of provision for income taxes of $5.4, $-, $-, $-, and $-	7.1	—	—	—	—
Income (loss) from discontinued operations, net of provision (benefit) for income taxes of $(0.8), $1.1, $(0.4), $3.6, and $2.0	(0.8)	1.8	(1.1)	6.0	3.1
Net income (loss)	$392.4	$253.7	$145.7	$75.4	$(137.7)
Net income (loss) attributable to Trinity Industries, Inc.	$375.5	$255.2	$142.2	$67.4	$(137.7)
Net income (loss) attributable to Trinity Industries, Inc. per common share:
Basic:
Continuing operations	$4.68	$3.18	$1.78	$0.77	$(1.85)
Discontinued operations	0.08	0.02	(0.01)	0.08	0.04
	$4.76	$3.20	$1.77	$0.85	$(1.81)
Diluted:
Continuing operations	$4.67	$3.17	$1.78	$0.77	$(1.85)
Discontinued operations	0.08	0.02	(0.01)	0.08	0.04
	$4.75	$3.19	$1.77	$0.85	$(1.81)
Weighted average number of shares outstanding:
Basic	76.4	77.3	77.5	76.8	76.4
Diluted	76.5	77.5	77.8	77.0	76.4
Dividends declared per common share	$0.54	$0.42	$0.35	$0.32	$0.32

Balance Sheet Data:
Total assets	$7,313.4	$6,669.9	$6,121.0	$5,760.0	$4,656.4
Debt - recourse	$419.0	$458.1	$455.0	$449.4	$645.5
Debt - non-recourse	$2,570.8	$2,596.9	$2,517.2	$2,457.4	$1,199.1
Stockholders' equity	$2,749.1	$2,137.6	$1,948.3	$1,845.7	$1,806.3
Ratio of total debt to total capital	52.1%	58.8%	60.4%	61.2%	50.5%
Book value per share	$35.52	$27.02	$24.29	$23.13	$22.81

Due to the adoption of Accounting Standards Codification (“ASC”) 810-10, effective January 1, 2010, the Consolidated Balance Sheets as of December 31, 2013, 2012, 2011, and 2010, and the Consolidated Statements of Operations, Comprehensive Income, Cash Flows, and Stockholder's Equity for each of the years then ended include the financial position and results of operations of TRIP Holdings and its subsidiaries. Prior periods were not restated.

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

Company Overview

Trinity Industries, Inc., headquartered in Dallas, Texas, is a diversified industrial company that owns market-leading businesses providing products and services to the energy, transportation, chemical, and construction sectors. We operate in five distinct business groups which we report on a segment basis: the Rail Group, Construction Products Group, Inland Barge Group, Energy Equipment Group, and Railcar Leasing and Management Services Group. We also report the All Other segment which includes the Company's captive insurance and transportation companies; legal, environmental, and maintenance costs associated with non-operating facilities; and other peripheral businesses.

Our Rail and Inland Barge Groups and our structural wind towers and storage containers businesses operate in cyclical industries.  Results in our Construction Products and Energy Equipment Groups are subject to seasonal fluctuations with the first quarter historically being the weakest quarter. Railcar sales from the lease fleet are the primary driver of fluctuations in results in the Railcar Leasing and Management Services Group.

Demand conditions and corresponding order levels for new railcars and barges are currently mixed. Demand conditions for railcars and tank barges serving the oil, gas, and chemicals industries continue to be favorable. Demand conditions and corresponding order levels in other markets, including coal and intermodal, are less favorable for railcars and are weak for hopper barges. Orders for structural wind towers increased in 2013 principally related to the January 2013 renewal of the Federal production tax credit. The slowdown in the commercial construction markets and budgetary constraints at the state level have negatively impacted the results of our Construction Products Group.

We continually assess our manufacturing capacity and take steps to align our production capacity with demand for our products. Rail Group operating results in 2012 included certain costs associated with the repositioning of a portion of the Company's production capacity to meet increased railcar demand. Due to improvements in demand for certain products, we have continued to increase production staff at certain facilities. We expect that facilities on non-operating status will be available for future operations to the extent that demand further increases.

Executive Summary

The Company’s revenues for 2013 were $4.4 billion, representing an increase of $553.4 million or 14.5% over last year. Operating profit increased to $772.9 million compared to $574.8 million last year for an increase of 34.5%. Operating margin improved to 17.7% in 2013 from 15.1% in 2012. The largest contributors to the increase were our Rail, Energy Equipment, and Construction Products Groups. The increase in revenues for 2013, when compared to the prior year, resulted primarily from higher shipment volumes and a more favorable product mix in our Rail Group combined with the effects of acquisition-related volumes in our Construction Products and Energy Equipment Groups. Our Leasing Group experienced higher leasing and management revenues from higher fleet additions and an increase in rental rates offset by lower revenues from external railcar sales. Lower shipment levels and a less favorable product mix led to lower overall revenues for our Inland Barge Group. Overall operating profit and margin grew for the year ended December 31, 2013 when compared with the prior year, primarily due to higher shipment levels and the effects of a more favorable product mix in our Rail Group and improved efficiencies in our Energy Equipment Group. Net income attributable to Trinity Industries, Inc. common stockholders for 2013 increased $120.3 million compared to last year.

As of December 31, 2013 and 2012 our backlog of firm and noncancellable orders was as follows:

	December 31, 2013	December 31, 2012
	(in millions)
Rail Group
External Customers	$4,189.6	$2,867.5
Leasing Group	827.0	834.7
	$5,016.6	$3,702.2
Inland Barge Group	$429.6	$564.1
Structural wind towers
Not subject to ongoing litigation	$553.9	$267.8
Subject to ongoing litigation	—	412.5
	$553.9	$680.3

For the twelve months ended December 31, 2013, our rail manufacturing businesses received orders for 32,240 railcars. The increase in backlog as of December 31, 2013 reflects the value of orders taken during the year. Approximately 60% of the railcar backlog is expected to be delivered in the twelve months ending December 31, 2014 with the remainder to be delivered from 2015 through 2016. The orders in our backlog from the Leasing Group are supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery. All of our Inland Barge backlog is expected to be delivered in the twelve months ending December 31, 2014. Deliveries for multi-year barge agreements are included in the backlog when specific production quantities for future years have been determined. Approximately $412.5 million included in our backlog at December 31, 2012 is the subject of ongoing litigation with one of the Company's structural wind tower customers leaving a remainder of $267.8 million not subject to litigation. The Company has removed the amount subject to litigation from its wind tower backlog at December 31, 2013 due to the expectation that the purchases will not be made as contracted. The litigation, in which Trinity seeks damages for lost profits under the contract, is pending and is discussed in Note 18 of the Notes to the Consolidated Financial Statements under "Other Matters".

Capital expenditures for 2013 were $731.0 million with $581.1 million utilized for net lease fleet additions, including additions to RIV 2013, net of deferred profit of $135.4 million. Manufacturing and corporate capital expenditures for 2014 are projected to be between $200.0 million and $250.0 million. For 2014, we do not expect the net investment in new railcars to consume any cash after considering the expected proceeds received from railcar sales during the year.

In March 2013, the Company completed the sale of its remaining ready-mix concrete operations. The divestiture of our ready-mix concrete operations has been accounted for and reported as a discontinued operation. Assets and liabilities related to the discontinued operations have been classified as Assets/Liabilities Held for Sale and Discontinued Operations in the accompanying consolidated balance sheets.

In May 2013, Trinity increased its quarterly dividend by 18% to $0.13 per share
In May 2013, the Company sold an interest in TRIP Holdings to certain third-party investors for a net amount of $200.3 million. Proceeds from the sale along with an additional equity contribution by TILC, were primarily used to retire the TRIP Holdings senior secured notes in their entirety. Additionally, the remaining interests of certain other equity investors were repurchased by TRIP Holdings for $52.3 million. The Company formed RIV 2013, contributing its investment in TRL 2012 which had been formed in December 2012 as a wholly-owned railcar leasing subsidiary of TILC, and sold an interest in RIV 2013 to certain third-party investors for a net amount of $94.6 million.
In June 2013, the $475 million TILC warehouse loan facility was renewed and extended and now matures in June 2015. Amounts outstanding at maturity, absent renewal, will be payable in three installments in December 2015, June 2016, and December 2016.

In August 2013, TRL 2012 issued an additional $183.4 million in aggregate principal amount of Series 2013-1 Secured Railcar Equipment Notes pursuant to the Master Indenture between TRL 2012 and Wilmington Trust Company, as indenture trustee, of which $180.7 million was outstanding as of December 31, 2013. The 2013-1 Secured Railcar Equipment Notes bear interest at a fixed rate of 3.9%, are payable monthly, and have a stated final maturity date of July 15, 2043. The 2013-1 Secured Railcar Equipment Notes are obligations of TRL 2012 and are non-recourse to Trinity, TILC, and the other equity investors in RIV 2013. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and all other assets acquired and owned by TRL 2012.
In September 2013, Trinity increased its quarterly dividend by 15% to $0.15 per share.

In September 2013, the Pipeline and Hazardous Materials Safety Administration, a division of the U.S. Department of Transportation, published an Advance Notice of Proposed Rulemaking seeking interested party comments on potential regulatory initiatives pertaining to the transportation of flammable materials by rail. The Company is currently assessing its position with respect to this matter. See Item 1 Business - Governmental Regulation for further discussion.

In December 2013, the Company entered into a strategic alliance with Element Financial Corporation ("Element"), a major equipment finance company in North America, to develop a diversified portfolio of up to $2 billion of leased railcars. Element is expected to acquire a portfolio of leased railcars primarily consisting of new railcars manufactured by the Company's Rail Group, existing railcars from TILC, as well as secondary market purchases. TILC acts as servicer of the Element-owned leased railcar fleet and receives fees accordingly. The initial sale of leased railcars, with a total value of approximately $105.0 million closed in December 2013 with recorded revenue of $39.6 million, while the second closing, with a total value of approximately $396.0 million, occurred in January 2014 with recorded revenue of $173.5 million. Both sales consisted of railcars from the Company's wholly-owned lease fleet.

Results of Operations

Years Ended December 31, 2013, 2012, and 2011

Overall Summary for Continuing Operations

Revenues

	Year Ended December 31, 2013
	Revenues			Percent Change 2013 versus 2012
	External	Intersegment	Total
	($ in millions)
Rail Group	$2,093.5	$774.0	$2,867.5	42.4%
Construction Products Group	508.6	16.4	525.0	8.5
Inland Barge Group	576.6	0.1	576.7	(14.6)
Energy Equipment Group	536.5	128.9	665.4	19.1
Railcar Leasing and Management Services Group	645.4	—	645.4	(0.3)
All Other	4.7	81.9	86.6	6.4
Segment Totals before Eliminations	4,365.3	1,001.3	5,366.6	20.4
Eliminations – Lease subsidiary	—	(756.5)	(756.5)
Eliminations – Other	—	(244.8)	(244.8)
Consolidated Total	$4,365.3	$—	$4,365.3	14.5

	Year Ended December 31, 2012
	Revenues			Percent Change 2012 versus 2011
	External	Intersegment	Total
	($ in millions)
Rail Group	$1,512.1	$500.9	$2,013.0	57.9%
Construction Products Group	461.2	22.5	483.7	6.7
Inland Barge Group	675.2	—	675.2	23.1
Energy Equipment Group	506.0	52.6	558.6	18.1
Railcar Leasing and Management Services Group	644.4	2.7	647.1	17.2
All Other	13.0	68.4	81.4	31.7
Segment Totals before Eliminations	3,811.9	647.1	4,459.0	32.6
Eliminations – Lease subsidiary	—	(485.9)	(485.9)
Eliminations – Other	—	(161.2)	(161.2)
Consolidated Total	$3,811.9	$—	$3,811.9	29.7

	Year Ended December 31, 2011
	Revenues
	External	Intersegment	Total
	($ in millions)
Rail Group	$931.7	$343.0	$1,274.7
Construction Products Group	440.4	12.9	453.3
Inland Barge Group	548.5	—	548.5
Energy Equipment Group	454.8	18.0	472.8
Railcar Leasing and Management Services Group	551.4	0.6	552.0
All Other	11.5	50.3	61.8
Segment Totals before Eliminations	2,938.3	424.8	3,363.1
Eliminations – Lease subsidiary	—	(325.5)	(325.5)
Eliminations – Other	—	(99.3)	(99.3)
Consolidated Total	$2,938.3	$—	$2,938.3

Our revenues for the year ended December 31, 2013, increased by 14.5% from the previous year. The overall increase was primarily due to higher shipment volumes and a favorable change in product mix in our Rail Group, acquisition-related higher shipment volumes in the Aggregates and Other product lines of our Construction Products Group, and higher revenues in our Energy Equipment Group resulting primarily from increased demand for storage container vessels and other product lines. Lower revenues in our Inland Barge Group were due to lower volumes and a less favorable product mix change while revenues in our Railcar Leasing and Management Services Group were substantially unchanged as higher revenue from leasing and management were offset by lower revenues from railcar sales.

Our revenues for the year ended December 31, 2012 increased from the previous year by 29.7% primarily due to higher shipment volumes in our Rail and Inland Barge Groups while our Leasing Group experienced increased revenues primarily due to higher railcar sales from the lease fleet, increased revenues from lease fleet additions, and higher rental rates.

Operating Costs

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Rail Group	$2,377.8	$1,814.0	$1,197.4
Construction Products Group	472.4	438.9	398.4
Inland Barge Group	480.7	550.5	442.1
Energy Equipment Group	604.0	540.4	463.9
Railcar Leasing and Management Services Group	348.6	346.2	297.5
All Other	100.3	91.6	65.6
Segment Totals before Eliminations and Corporate Expenses	4,383.8	3,781.6	2,864.9
Corporate	73.4	51.5	43.6
Eliminations – lease subsidiary	(621.1)	(435.1)	(297.2)
Eliminations – other	(243.7)	(160.9)	(99.8)
Consolidated Total	$3,592.4	$3,237.1	$2,511.5

Operating costs for the year ended December 31, 2013, increased by 11.0% over the previous year primarily due to higher shipment levels in our Rail, Construction Products, and Energy Equipment Groups. Operating costs from our Inland Barge Group decreased due to lower shipment volumes and a change in the mix of barge types. For 2012, the 28.9% increase in operating costs was primarily volume-related and included certain repositioning costs from our Rail Group in 2012. Selling, engineering, and administrative expenses as a percentage of revenue increased to 6.7% for 2013 as compared to 5.9% for 2012 and 6.6% for 2011 due to compensation increases resulting from the Company's strong financial performance.

Operating Profit (Loss)

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Rail Group	$489.7	$199.0	$77.3
Construction Products Group	52.6	44.8	54.9
Inland Barge Group	96.0	124.7	106.4
Energy Equipment Group	61.4	18.2	8.9
Railcar Leasing and Management Services Group	296.8	300.9	254.5
All Other	(13.7)	(10.2)	(3.8)
Segment Totals before Eliminations and Corporate Expenses	982.8	677.4	498.2
Corporate	(73.4)	(51.5)	(43.6)
Eliminations – lease subsidiary	(135.4)	(50.8)	(28.3)
Eliminations – other	(1.1)	(0.3)	0.5
Consolidated Total	$772.9	$574.8	$426.8

Our operating profit for the year ended December 31, 2013, increased primarily as a result of higher shipment levels in our Rail Group in addition to improved efficiencies in our Energy Equipment Group. Our operating profit for the year ended December 31, 2012 increased primarily as a result of higher shipment levels in our Rail and Inland Barge groups and from revenue growth and an increase in the net gain on the sales of railcars from our lease fleet in our Leasing Group. Operating profit in 2011 included flood-related gains of $15.5 million in our Inland Barge Group.

For a further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.

Other Income and Expense. Other income and expense is summarized in the following table:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Interest income	$(2.1)	$(1.5)	$(1.5)
Interest expense	187.3	194.7	185.3
Other, net	(2.8)	(4.3)	4.0
Consolidated Total	$182.4	$188.9	$187.8

Interest expense in 2013 decreased $7.4 million over the prior year primarily due to the TRIP Holdings debt refinancing completed in May 2013. The decrease in Other, net income for the year ended December 31, 2013 was due to foreign currency translation gains in 2012 exceeding the gains recognized in 2013 from the change in fair value of certain equity repurchase agreements. The decrease in Other, net expense for the year ended December 31, 2012 was primarily due to higher foreign currency translation gains over the previous year.

Income Taxes. The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. Federal income tax rate and the Company’s effective income tax rate on income from continuing operations:

	Year Ended December 31,
	2013	2012	2011
Statutory rate	35.0%	35.0%	35.0%
State taxes	2.1	2.0	2.1
Domestic production activities deduction	(1.4)	—	—
Noncontrolling interest in partially-owned subsidiaries	(0.9)	—	—
Tax assessments and settlements	—	(0.6)	—
Changes in valuation allowance and reserves	(0.8)	(1.4)	0.4
Other, net	0.6	(0.3)	1.1
Effective rate	34.6%	34.7%	38.6%

Income from continuing operations before income taxes for the years ended December 31, 2013, 2012, and 2011 was $571.2 million, $376.3 million, and $225.9 million, respectively, for U.S. operations, and $19.3 million, $9.6 million, and $13.1 million, respectively, for foreign operations. The Company provides deferred income taxes on the un-repatriated earnings of its foreign operations where it results in a deferred tax liability. In May 2013, TRIP Holdings and RIV 2013 elected to be treated as partnerships for income tax purposes and consequently no income tax expense has been provided with respect to income earned after this election attributable to the noncontrolling interests. See Note 5 of the Notes to the Consolidated Financial Statements for a further explanation of activities with respect to TRIP Holdings and RIV 2013. See Note 13 of the Notes to the Consolidated Financial Statements for a further discussion of income taxes.

During the year ended December 31, 2013, the Company utilized $63.9 million in Federal consolidated net operating loss carryforwards and all of its foreign tax credit carryforwards of $42.2 million. As a result of a 2013 election to treat TRIP Holdings as a partnership for tax purposes, TRIP Holdings utilized its $439.7 million Federal tax operating loss carryforward during 2013. At December 31, 2013, the Company had $39.4 million of Federal consolidated net operating loss carryforwards and $5.2 million of tax-effected state loss carryforwards remaining. The majority of the Federal net operating loss carryforwards were acquired as part of an acquisition of a company in 2010 and are subject to limitations on the amount that can be utilized in any one tax year. The Federal net operating loss carryforwards are due to expire between 2028 and 2029. We have established a valuation allowance for Federal, state, and foreign tax operating losses and credits which we have estimated may not be realizable.

For the year ended December 31, 2013, net cash taxes paid as compared to our current provision are different based on the timing of when estimated tax payments are due as compared to when the income was earned, as well as changes in our uncertain tax positions that are reflected in current expense. At December 31, 2012, receivables included an income tax receivable of $5.2 million whereas at December 31, 2013, accrued liabilities included an income tax payable of $28.9 million for a net change of $34.1 million. For the year ended December 31, 2012, cash taxes were not substantially different than the current provision for income taxes. For the year ended December 31, 2011, the difference between cash taxes and the current tax provision was due to net refunds from prior years offset by additional accruals for uncertain tax positions.

The IRS field work for our 2006-2008 audit cycle has concluded and all issues, except for transfer pricing, have been agreed upon and tentatively settled. The transfer pricing issue has been appealed and we are working with both the U.S. and Mexican taxing authorities to coordinate taxation in a formal mutual agreement process (“MAP”). During 2013, we received the revenue agent report for the 2009-2011 audit cycle. All issues have been concluded and agreed to except for transfer pricing issues. These issues have been appealed and we have requested they be addressed in the same MAP of the 2006-2008 cycle. At this time, we cannot determine when the 2006-2008 or the 2009-2011 cycle will close and all issues formally settled.

Segment Discussion

Rail Group

	Year Ended December 31,			Percent Change
	2013	2012	2011	2013 versus 2012	2012 versus 2011
	($ in millions)
Revenues:
Rail	$2,736.7	$1,850.5	$1,105.5	47.9%	67.4%
Components	130.8	162.5	169.2	(19.5)	(4.0)
Total revenues	2,867.5	2,013.0	1,274.7	42.4	57.9

Operating costs:
Cost of revenues	2,330.8	1,773.9	1,167.3	31.4	52.0
Selling, engineering, and administrative costs	47.0	40.1	34.0	17.2	17.9
Property disposition gains	—	—	(3.9)
Operating profit	$489.7	$199.0	$77.3
Operating profit margin	17.1%	9.9%	6.1%

As of December 31, 2013, 2012, and 2011 our Rail Group backlog of railcars was as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
External Customers	$4,189.6	$2,867.5	$1,973.2
Leasing Group	827.0	834.7	621.9
Total	$5,016.6	$3,702.2	$2,595.1

The changes in the number of railcars in the Rail Group backlog are as follows:

	Year Ended December 31,
	2013	2012	2011
Beginning balance	31,990	29,000	5,960
Orders received	32,240	22,350	37,105
Shipments	(24,335)	(19,360)	(14,065)
Ending balance	39,895	31,990	29,000

Revenues increased for the year ended December 31, 2013 by 42.4% when compared with the prior year with slightly more than half of the increase resulting from an increase in unit deliveries with the remainder of the increase due to improved pricing and product mix changes. Cost of revenues increased for the year ended December 31, 2013 by 31.4% when compared with the prior year with approximately 80% of the increase resulting from an increase in unit deliveries and the remainder arising from product mix changes.

Revenues increased for the year ended December 31, 2012 by 57.9% when compared to 2011 with slightly more than half of the increase resulting primarily from an increase in unit deliveries and the remainder arising from product mix changes. Cost of revenues increased for the year ended December 31, 2012 by 52.0% when compared with the prior year with 75% of the increase resulting primarily from higher unit deliveries and the remainder arising from product mix changes. Production efficiencies and costs were impacted by costs of $10.6 million incurred in 2012 to reposition a portion of the Company's production capacity to meet railcar demand. Additionally, the Company incurred capital expenditures of $10.0 million for the year ended December 31, 2012 related to these repositioning efforts.

Unit and price increases, as well as product mix change increased total backlog dollars 35.5% when comparing December 31, 2013 to the prior year. The average selling price in the backlog at December 31, 2013 increased as compared to the previous year due to higher demand and product mix. Backlog increased when comparing 2012 versus 2011 due to unit and price increases, as well as product mix change. The increase in backlog as of December 31, 2012 also reflects contractual pricing adjustments on long-term orders previously received. The backlog dedicated to the Leasing Group is supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery.

For the year ended December 31, 2013, railcar shipments included sales to the Leasing Group of $756.5 million compared to $485.9 million in the comparable period in 2012, with a deferred profit of $135.4 million compared to $50.8 million for the same period in 2012. Results for the year ended December 31, 2011, included $325.5 million in sales to the Leasing Group with a deferred profit of $28.3 million. Sales to the Leasing Group and related profits are included in the operating results of the Rail Group but are eliminated in consolidation.

The Leasing Group purchases a portion of our railcar production, financing a portion of the purchase price through a non-recourse warehouse loan facility or cash, and periodically refinances those borrowings through equipment financing transactions. In 2013, the Leasing Group purchased 27.2% of our railcar production compared to 28.0% in 2012. On a segment basis, sales to the Leasing Group and related profits are included in the operating results of our Rail Group but are eliminated in consolidation.

Construction Products Group

	Year Ended December 31,			Percent Change
	2013	2012	2011	2013 versus 2012	2012 versus 2011
	($ in millions)
Revenues:
Highway Products	$335.9	$376.1	$377.0	(10.7)%	(0.2)%
Aggregates	112.7	65.1	45.5	73.1	43.1
Other	76.4	42.5	30.8	79.8	38.0
Total revenues	525.0	483.7	453.3	8.5	6.7

Operating costs:
Cost of revenues	409.6	387.0	357.9	5.8	8.1
Selling, engineering, and administrative costs	63.3	52.0	40.8	21.7	27.5
Property disposition gains	(0.5)	(0.1)	(0.3)
Operating profit	$52.6	$44.8	$54.9
Operating profit margin	10.0%	9.3%	12.1%

Revenues increased for the year ended December 31, 2013 by 8.5% compared to the same period in 2012. Increases in revenue in our Aggregates and Other businesses were due to acquisitions while the 10.7% decrease in our Highway Products business was due to lower sales volumes. Similarly, cost of revenues increased by 5.8% for the year ended December 31, 2013, due to acquisition-related increases of approximately 15.6% offset by lower costs from lower Highway Products volumes of 9.8%. Selling, engineering, and administrative costs increased by 21.7% in 2013 primarily due to acquisitions.

Revenues increased for the year ended December 31, 2012 by 6.7% compared to the same period in 2011 primarily due to higher Aggregate volumes and increased sales in other product lines. For 2012, cost of revenues increased by 8.1% when compared with 2011 primarily due to higher volume-related costs in our Aggregates business and other product lines. Selling, engineering, and administrative costs increased by 27.5% for 2012 when compared to 2011 due to higher legal and compensation costs.

Inland Barge Group

	Year Ended December 31,			Percent Change
	2013	2012	2011	2013 versus 2012	2012 versus 2011
	($ in millions)
Revenues	$576.7	$675.2	$548.5	(14.6)%	23.1%

Operating costs:
Cost of revenues	461.5	538.9	445.0	(14.4)	21.1
Selling, engineering, and administrative costs	19.2	15.4	14.7	24.7	4.8
Property disposition gains	—	(3.8)	(17.6)
Operating profit	$96.0	$124.7	$106.4
Operating profit margin	16.6%	18.5%	19.4%

Revenues decreased for the year ended December 31, 2013 by 14.6% compared to the same period in the prior year with two-thirds of the decrease resulting from lower delivery volumes and the remainder arising from a change in the mix of barge types. Cost of revenues decreased disproportionately from revenues, primarily due to product mix changes. Selling, engineering, and administrative costs increased by 24.7% for the year ended December 31, 2013 primarily as a result of increased employee-related and consulting costs as well as a legal reserve recorded during the three month period ended March 31, 2013 regarding a matter originating over ten years ago involving a foreign subsidiary.

Revenues increased for the year ended December 31, 2012 by 23.1% with 12.0% of the increase resulting from an increase in shipping volumes and 11.1% of the increase arising from a change in the mix of barge types. Hopper barge volume increased, when comparing 2012 to 2011, primarily due to the recovery from the 2011 flood at our Missouri manufacturing facility. The increase in cost of revenues of 21.1% was due to increased shipping volumes of which 1.4% was partially offset by improved efficiencies related to higher tank barge production when comparing 2012 to 2011. Operating costs for the year ended December 31, 2012 included a $3.4 million net gain from sales of barges previously included in property, plant, and equipment that were under lease to third-party customers.

A summary of the impact on operating profit of floods at two of our manufacturing facilities follows:

	Impact to Operating Profit as a Result of Floods Benefit (Cost)
	Year Ended December 31,
	2013	2012	2011
	(in millions)
Tennessee flood - May 2010
Insurance proceeds related to business interruption	$—	$—	$6.5
Gain on disposition of damaged property, plant, and equipment	—	—	0.6
	—	—	7.1
Missouri flood - May 2011
Costs, net of insurance advances related to damages and lost productivity	—	—	(8.6)
Gain on disposition of damaged property, plant, and equipment	—	0.4	17.0
	—	0.4	8.4
Combined net effect of both floods	$—	$0.4	$15.5

As of December 31, 2013, the backlog for the Inland Barge Group was $429.6 million compared to $564.1 million as of December 31, 2012. Deliveries for multi-year barge agreements are included in the backlog when specific production quantities for future years have been determined.

Energy Equipment Group

	Year Ended December 31,			Percent Change
	2013	2012	2011	2013 versus 2012	2012 versus 2011
	($ in millions)
Revenues:
Structural wind towers	$236.9	$262.4	$245.2	(9.7)%	7.0%
Other	428.5	296.2	227.6	44.7	30.1
Total revenues	665.4	558.6	472.8	19.1	18.1

Operating costs:
Cost of revenues	559.0	510.3	432.1	9.5	18.1
Selling, engineering, and administrative costs	45.0	30.8	31.8	46.1	(3.1)
Property disposition gains	—	(0.7)	—
Operating profit	$61.4	$18.2	$8.9
Operating profit margin	9.2%	3.3%	1.9%

Revenues for the year ended December 31, 2013 increased by 19.1% compared to the same period in 2012. Revenues from other product lines increased by 44.7%, with two-thirds of the increase due to volume increases and the remainder due to an acquisition. Revenue from structural wind towers decreased by 9.7% due primarily to a change in mix of wind towers types produced. Cost of revenues for the year ended December 31, 2013 increased 9.5% consisting of a 19.9% increase due to higher volumes in our storage containers, tank heads, and utility structures businesses partially offset by a 10.4% decrease due to product mix changes in our structural wind towers business. Selling, engineering, and administrative costs increased in 2013 by 46.1% primarily related to an acquisition and additional compensation costs.

Revenues for the year ended December 31, 2012, increased 18.1% compared to the same period in 2011 as a result of higher structural wind towers shipments and increased demand for storage containers, tank heads, and utility structures. Operating costs for the year ended December 31, 2012 increased at a lesser rate than revenues compared to 2011 as the manufacturing challenges which negatively impacted 2011 results improved.

As of December 31, 2013, the backlog for structural wind towers was $553.9 million compared to $680.3 million as of December 31, 2012. Approximately $412.5 million included in our backlog at December 31, 2012 is the subject of ongoing litigation with one of the Company's structural wind towers customers, leaving a remainder in backlog of $267.8 million not subject to litigation. The Company has removed the backlog subject to litigation from its structural wind towers backlog at December 31, 2013 due to the expectation that the purchases will not be made as contracted. The litigation, in which Trinity seeks damages for lost profits under the contract, is pending and is discussed in Note 18 of the Notes to the Consolidated Financial Statements under "Other Matters".

Railcar Leasing and Management Services Group

	Year Ended December 31,			Percent Change
	2013	2012	2011	2013 versus 2012	2012 versus 2011
	($ in millions)
Revenues:
Leasing and management	$586.9	$528.5	$492.6	11.1%	7.3%
Sale of railcars owned one year or less at the time of sale	58.5	118.6	59.4	*	*
Total revenues	$645.4	$647.1	$552.0	(0.3)	17.2

Operating profit:
Leasing and management	$267.3	$242.6	$225.1	10.2	7.8
Railcar sales:
Railcars owned one year or less at the time of sale	9.1	24.8	13.2
Railcars owned more than one year at the time of sale	20.4	33.5	16.2
Total operating profit	$296.8	$300.9	$254.5	(1.4)	18.2

Operating profit margin:
Leasing and management	45.5%	45.9%	45.7%
Railcar sales	*	*	*
Total operating profit margin	46.0	46.5	46.1

Selected expense information(1):
Depreciation	$129.0	$120.5	$115.7	7.1	4.1
Maintenance	$71.5	$59.4	$58.2	20.4	2.1
Rent	$53.3	$50.9	$48.6	4.7	4.7
Interest:
External	$153.5	$161.2	$154.4
Intercompany	3.8	13.1	6.4
Total interest expense	$157.3	$174.3	$160.8	(9.8)	8.4

 * Not meaningful

(1) Depreciation, maintenance, and rent expense are components of operating profit. Amortization of deferred profit on railcars sold from the Rail Group to the Leasing Group is included in the operating profits of the Leasing Group resulting in the recognition of depreciation expense based on the Company's original manufacturing cost of the railcars. Interest expense is not a component of operating profit and includes the effect of hedges. Intercompany interest expense arises from Trinity’s previous ownership of a portion of TRIP Holdings’ Senior Secured Notes and is eliminated in consolidation. See Note 11 Debt of the Notes to the Consolidated Financial Statements.

Total revenues for the year ended December 31, 2013 were substantially unchanged compared to the prior year, reflecting a decrease in railcar sales from the lease fleet due, primarily, to lower volume, offset by an 11.1% increase in leasing and management revenues. Of the increase in leasing and management revenues, 70% was due to lease fleet additions while the remainder was due primarily to higher rental rates in our lease fleet. Total revenues increased for the year ended December 31, 2012 compared to 2011 by 17.2%, reflecting an increase in revenue from the sale of railcars from the lease fleet due, primarily, to changes in the mix of railcars sold, and a 7.3% increase in leasing and management revenues. Of the increase in leasing and management revenues, approximately half was due to lease fleet additions and half was due to higher rental rates in our lease fleet.

Operating profit for the year ended December 31, 2013 was substantially unchanged compared to the prior year with lower profit from railcar sales offset by higher profit from operations. Increased profit from operations resulting from higher rental rates and additions to the lease fleet more than offset higher operating costs for the year ended December 31, 2013 when compared to the prior year. Depreciation, maintenance, and rent expense increased due to lease fleet additions and additional maintenance costs resulting primarily from increased mileage and regulatory requirements. Interest expense decreased as a result of lower borrowings. Operating profit increased $46.4 million for the year ended December 31, 2012 compared to 2011 due primarily to profit from lease fleet sales. In addition, lease fleet additions and higher rental rates more than offset increased depreciation and rent expense for the year ended December 31, 2012 when compared to 2011. Interest expense increased during 2012 compared with 2011 due to the refinancing of the TRIP warehouse loan in 2011.

To fund the continued expansion of its lease fleet to meet market demand, the Leasing Group generally uses its non-recourse $475 million warehouse facility or cash to provide initial financing for a portion of the purchase price of the railcars. After initial financing, the Leasing Group generally obtains long-term financing for the railcars in the lease fleet through non-recourse asset-backed securities, long-term non-recourse operating leases pursuant to sales/leaseback transactions, or long-term recourse debt such as equipment trust certificates or third-party equity. See Financing Activities.

Information regarding the Leasing Group’s lease fleet follows:

	December 31, 2013	December 31, 2012	December 31, 2011
Number of railcars	75,685	71,455	68,945
Average age in years	7.2	6.7	6.1
Average remaining lease term in years	3.3	3.3	3.4
Fleet utilization	99.5%	98.6%	99.5%

In December 2013, the Company entered into a strategic alliance with Element Financial Corporation ("Element"), a major equipment finance company in North America, to develop a diversified portfolio of up to $2 billion of leased railcars. Element is expected to acquire a portfolio of leased railcars primarily consisting of new railcars manufactured by the Company's Rail Group, existing railcars from TILC, as well as secondary market purchases. TILC acts as servicer of the Element-owned leased railcar fleet and receives fees accordingly. The initial sale of leased railcars, with a total value of approximately $105.0 million closed in December 2013 with recorded revenue of $39.6 million, while the second closing, with a total value of approximately $396.0 million, occurred in January 2014 with recorded revenue of $173.5 million. Both sales consisted of railcars from the Company's wholly-owned lease fleet.

All Other

	Year Ended December 31,			Percent Change
	2013	2012	2011	2013 versus 2012	2012 versus 2011
	($ in millions)
Revenues	$86.6	$81.4	$61.8	6.4%	31.7%

Operating costs:
Cost of revenues	94.6	86.8	61.8	9.0	40.5
Selling, engineering, and administrative costs	6.0	5.2	5.8	15.4	(10.3)
Property disposition gains	(0.3)	(0.4)	(2.0)
Operating loss	$(13.7)	$(10.2)	$(3.8)

The increase in revenues for the year ended December 31, 2013 compared to the prior year of 6.4% was primarily due to higher internal billings related to facility maintenance activities. The increase in operating loss for the year ended December 31, 2013 was primarily due to certain reserves related to non-operating facilities. The increase in revenues for the year ended December 31, 2012 compared to 2011 of 31.7% was primarily due to an increase in sales by our transportation company. The increase in operating loss for the year ended December 31, 2012 was primarily due to higher claim costs related to our captive insurance company, higher environmental and legal reserves, and higher gains in 2011 from property dispositions.

Corporate

	Year Ended December 31,			Percent Change
	2013	2012	2011	2013 versus 2012	2012 versus 2011
	($ in millions)
Operating costs	$73.4	$51.5	$43.6	42.5%	18.1%

The increase in operating costs for the year ended December 31, 2013 compared to the prior year is primarily due to higher compensation, resulting from the Company's higher financial performance, and consulting costs. The increase in operating costs for the year ended December 31, 2012 compared with 2011 was due to higher incentive and deferred compensation costs and an increase in certain legal reserves.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for each of the last three years:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Total cash provided by (required by):
Operating activities	$662.2	$527.4	$110.9
Investing activities	(818.0)	(311.4)	(85.0)
Financing activities	11.3	5.9	(28.8)
Net increase (decrease) in cash and cash equivalents	$(144.5)	$221.9	$(2.9)

2013 compared with 2012

Operating Activities. Net cash provided by operating activities for the year ended December 31, 2013 was $662.2 million compared to net cash provided by operating activities of $527.4 million for the year ended December 31, 2012. Cash flow provided by operating activities increased primarily due to higher operating profits in 2013.

Receivables at December 31, 2013 decreased slightly by $17.2 million or 4.4% from December 31, 2012, primarily due to lower receivables from the Energy Equipment Group. At December 31, 2013, one customer’s net receivable balance in our Energy Equipment Group, all within terms, accounted for 16% of the consolidated net receivables balance outstanding. Raw materials inventory at December 31, 2013 increased by $37.3 million or 8.5% since December 31, 2012 primarily attributable to higher levels in our Rail Group required to meet production demands. Finished goods inventory at December 31, 2013 increased by $14.8 million or 12.2% since December 31, 2012 primarily due to higher levels in our Rail Group pending delivery. Accounts payable increased by $29.0 million to support higher inventory levels, while accrued liabilities increased by $72.4 million from December 31, 2012 due to higher income taxes payable and certain other payroll-related accruals. Customer advances totaled $141.7 million at December 31, 2013. We continually review reserves related to bad debt as well as the adequacy of lower of cost or market valuations related to accounts receivable and inventory.

Investing Activities. Net cash required by investing activities for the year ended December 31, 2013 was $818.0 million compared to $311.4 million for the year ended December 31, 2012. Capital expenditures for the year ended December 31, 2013 were $731.0 million, of which $581.1 million were for additions to the lease fleet. This compares to $469.2 million of capital expenditures for the same period last year, of which $352.6 million were for additions to the lease fleet. Full-year manufacturing and corporate capital expenditures for 2014 are projected to range between $200.0 million and $250.0 million. For 2014, we do not expect the net investment in new railcars to consume any cash after considering the expected proceeds received from railcar sales during the year. Proceeds from the sale of property, plant, and equipment and other assets totaled $135.3 million for the year ended December 31, 2013, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $131.6 million. This compares to $201.4 million for the same period in 2012, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $126.3 million. Net cash required related to acquisitions amounted to $73.2 million and $46.2 million for the years ended December 31, 2013 and 2012, respectively. Short-term marketable securities for the year ended December 31, 2013 increased $149.7 million.

Financing Activities. Net cash provided by financing activities during the year ended December 31, 2013 was $11.3 million compared to $5.9 million of cash provided by financing activities for the same period in 2012. During the year ended December 31, 2013, we retired $262.1 million in debt principally consisting of the repayment of the Leasing Group term loan and the TRIP Holdings senior secured notes. During the year ended December 31, 2012, we retired $378.4 million in debt principally consisting of repayments of the TILC warehouse loan facility. We borrowed $175.0 million, net of debt issuance costs, during the year ended December 31, 2013, primarily from the issuance by TRL 2012 of its 2013-1 Secured Railcar Equipment Notes, as further described below. During the year ended December 31, 2012, we borrowed $443.8 million, net of $5.2 million of deferred loan costs, primarily from the issuance by TRL 2012 of $333.8 million in Secured Railcar Equipment Notes, and from advances under our TILC warehouse loan facility. During the year ended December 31, 2013, we received proceeds of $296.7 million related to the sale of equity interests in certain partially-owned leasing subsidiaries and we received $50.0 million in equity contributions from noncontrolling interests in one of the Company's partially-owned leasing subsidiaries. During 2013, TRIP Holdings repurchased the equity interests of certain equity investors for $84.0 million. Additionally, we repurchased shares of the Company’s stock under a share repurchase program as described further below. We intend to use our cash and committed credit facilities to fund the operations, expansions, and growth initiatives of the Company.

2012 compared with 2011

Operating Activities. Net cash provided by operating activities for the year ended December 31, 2012 was $527.4 million compared to $110.9 million of net cash provided by operating activities for the same period in 2011. Cash flow provided by operating activities increased due to higher operating profits in 2012, a lower increase in inventories in 2012 compared with 2011, and an increase in accrued liabilities for the year ended December 31, 2012.

Receivables at December 31, 2012 increased by $2.7 million or 0.7% since December 31, 2011 primarily due to higher receivables from the Rail Group partially offset by lower receivables from our Inland Barge and Energy Equipment Groups. At December 31, 2012, one customer's net receivable balance in our Energy Equipment Group, all within terms, accounted for 21% of the consolidated net receivables balance outstanding. Raw materials inventory at December 31, 2012 increased by $120.2 million or 37.6% since December 31, 2011 primarily attributable to higher levels in our Rail Group required to meet production demands. Finished goods inventory at December 31, 2012 increased by $22.0 million or 22.1% since December 31, 2011 primarily attributable to higher levels of production in our Energy Equipment Group. Accounts payable decreased slightly while accrued liabilities increased by $125.5 million or 29.8% from December 31, 2011 primarily due to customer advance payments received by our Rail Group.

Investing Activities. Net cash required by investing activities for the year ended December 31, 2012 was $311.4 million compared to $85.0 million for the year ended December 31, 2011. Capital expenditures for the year ended December 31, 2012 were $469.2 million, of which $352.6 million were for additions to the lease fleet. This compares to $335.6 million of capital expenditures for the same period in 2011, of which $258.6 million were for additions to the lease fleet. Proceeds from the sale of property, plant, and equipment and other assets were $201.4 million for the year ended December 31, 2012, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $126.3 million. This compares to $136.8 million for the year ended December 31, 2011, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $60.6 million. Net cash required related to acquisitions amounted to $46.2 million and $42.5 million for the years ended December 31, 2012 and 2011, respectively.

Financing Activities. Net cash provided by financing activities during the year ended December 31, 2012 was $5.9 million compared to $28.8 million of cash required by financing activities for the year ended December 31, 2011. During the year ended December 31, 2012, we retired $378.4 million in debt principally consisting of repayments of the TILC warehouse loan facility. During the year ended December 31, 2011, we retired $1,112.3 million in debt principally consisting of repayment of the TRIP Warehouse Loan. We borrowed $443.8 million during the year ended December 31, 2012, net of $5.2 million of deferred loan costs, primarily from the issuance by TRL 2012 of $333.8 million in Secured Railcar Equipment Notes and from advances under our TILC warehouse loan facility. During the year ended December 31, 2011, we borrowed $1,143.3 million, primarily consisting of $920.0 million raised to refinance the TRIP Warehouse Loan, with the remainder primarily from our TILC warehouse loan facility. Additionally, in 2011, we repurchased shares of the Company's stock under a share repurchase program.

Other Financing Activities

At December 31, 2013 and for the two year period then ended, there were no borrowings under our $425.0 million revolving credit facility that matures on October 20, 2016. Interest on the revolving credit facility is calculated at Libor plus 1.50% or prime plus 0.50%. After subtracting $68.7 million for letters of credit outstanding, $356.3 million was available under the revolving credit facility as of December 31, 2013.

The $475.0 million TILC warehouse loan facility, established to finance railcars owned by TILC, had $152.0 million outstanding and $323.0 million available as of December 31, 2013. The warehouse loan is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 1.93% at December 31, 2013. In June 2013, the warehouse loan facility was renewed and extended through June 2015. Amounts outstanding at maturity, absent renewal, will be payable in three installments in December 2015, June 2016, and December 2016.

In August 2013, TRL 2012 issued an additional $183.4 million in aggregate principal amount of Series 2013-1 Secured Railcar Equipment Notes pursuant to the Master Indenture between TRL 2012 and Wilmington Trust Company, as indenture trustee, with regard to the 2012 secured railcar equipment notes, of which $180.7 million was outstanding as of December 31, 2013. The 2013-1 Secured Railcar Equipment Notes bear interest at a fixed rate of 3.9%, are payable monthly, and have a stated final maturity date of July 15, 2043. The 2013-1 Secured Railcar Equipment Notes are obligations of TRL 2012 and are non-recourse to Trinity, TILC, and the other equity investors in RIV 2013. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL 2012.

In September 2012, the Company’s Board of Directors authorized a $200.0 million share repurchase program, effective October 1, 2012, which expires on December 31, 2014. Under the Company's share repurchase programs, 2,473,189 shares and 1,834,221 shares were repurchased during the years ended December 31, 2013 and 2012, respectively, at a cost of approximately$108.2 million and $45.2 million, respectively.

Demand conditions and corresponding order levels for new railcars and barges are currently mixed. Demand conditions for railcars and tank barges serving the oil, gas, and chemicals industries continue to be favorable. Demand conditions and corresponding order levels in other markets, including coal and intermodal, are less favorable for railcars and are weak for hopper barges. Orders for structural wind towers increased in 2013 principally related to the January 2013 renewal of the Federal production tax credit. The slowdown in the commercial construction markets and budgetary constraints at the state level have negatively impacted the results of our Construction Products Group.

We continually assess our manufacturing capacity and take steps to align our production capacity with demand for our products. Due to improvements in demand for certain products, we have continued to increase production staff at certain facilities. We expect that facilities on non-operating status will be available for future operations to the extent that demand further increases.

Equity Investment

See Note 5 of the Notes to the Consolidated Financial Statements for information about the investment in partially-owned subsidiaries.

Future Operating Requirements

We expect to finance future operating requirements with cash on hand, cash flows from operations, and, depending on market conditions, short-term and long-term debt, and equity. Debt instruments that the Company has utilized include its revolving credit facility, the TILC warehouse facility, senior notes, convertible subordinated notes, asset-backed securities, and sale-leaseback transactions. The Company has also issued equity at various times. As of December 31, 2013, the Company had unrestricted cash and short-term marketable securities balances of $578.2 million, $356.3 million available under its revolving credit facility, and $323.0 million available under its TILC warehouse facility. The Company believes it has access to adequate capital resources to fund operating requirements and is an active participant in the capital markets.

Off Balance Sheet Arrangements

See Note 6 of the Notes to the Consolidated Financial Statements for information about off balance sheet arrangements.

Derivative Instruments

We use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. For derivative instruments designated as hedges, the Company formally documents the relationship between the derivative instrument and the hedged item, as well as the risk management objective and strategy for the use of the derivative instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments, or forecasted transactions. At the time a derivative instrument is entered into, and at least quarterly thereafter, the Company assesses whether the derivative instrument is effective in offsetting the changes in fair value or cash flows of the hedged item. Any change in fair value resulting in ineffectiveness, as defined by accounting standards issued by the FASB, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive loss ("AOCL") as a separate component of stockholders' equity and reclassified into earnings in the period during which the hedge transaction affects earnings. Trinity monitors its derivative positions and the credit ratings of its counterparties and does not anticipate losses due to counterparties' non-performance. See Note 3 of the Notes to Consolidated Financial Statements for discussion of how the Company valued its commodity hedges and interest rate swaps at December 31, 2013. See Note 11 of the Notes to Consolidated Financial Statements for a description of the Company's debt instruments.

Interest rate hedges

			Included in accompanying balance sheet at December 31, 2013
	Notional Amount	Interest Rate(1)	Liability	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(1.6)	$—
Promissory notes	$370.0	5.34%	$—	$4.1	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$12.9	$15.9
Open hedges:
TRIP Master Funding secured railcar equipment notes	$67.2	2.62%	$2.1	$0.9	$1.1
Promissory notes	$415.0	4.13%	$21.7	$20.0	$—

(1)	Weighted average fixed interest rate

	Effect on interest expense-increase/(decrease)
	Year Ended December 31,			Expected effect during next twelve months(1)
	2013	2012	2011
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$(0.3)	$(0.3)	$(0.4)	$(0.3)
Promissory notes	$3.1	$3.3	$3.5	$2.9
TRIP Holdings warehouse loan	$6.1	$6.0	$17.4	$5.1
Open hedges:
TRIP Master Funding secured railcar equipment notes	$1.8	$2.0	$1.1	$1.5
Promissory notes	$15.8	$18.4	$19.6	$15.7

(1)	Based on fair value of open hedges as of December 31, 2013

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

Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $5.1 million of additional interest expense expected to be recognized during the twelve months following December 31, 2013. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with a notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The effect on interest expense results primarily from monthly interest settlements.

See Note 11 of the Notes to Consolidated Financial Statements regarding the related debt instruments.

Other Derivatives

	Effect on operating income - increase/(decrease)
	Year Ended December 31,
	2013	2012	2011
	(in millions)
Fuel hedges(1)
Effect of mark-to-market valuation	$—	$0.4	$—
Settlements	—	—	0.4
	$—	$0.4	$0.4
Foreign exchange hedges(2)	$—	$(0.4)	$0.1

(1)	Included in cost of revenues in the accompanying consolidated statement of operations

(2)	Included in other, net in the accompanying consolidated statement of operations

Natural gas and diesel fuel

We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet as of December 31, 2013 for these instruments was not significant.

Foreign exchange hedge

We enter into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. These instruments are short term with quarterly maturities and no remaining balance in AOCL as of December 31, 2013.

Stock-Based Compensation

We have a stock-based compensation plan covering our employees and our Board of Directors. See Note 16 of the Notes to the Consolidated Financial Statements.

Employee Retirement Plans

As disclosed in Note 14 of the Notes to the Consolidated Financial Statements, the assets of the employee retirement plans exceeded the projected benefit obligation by $7.1 million as of December 31, 2013 while the projected benefit obligation exceeded the plans' assets by $102.4 million as of December 31, 2012. The change was primarily due to a 97 basis point increase in the obligation discount rate assumption and a higher return on assets. We continue to sponsor an employee savings plan under the existing 401(k) plan that covers substantially all employees and includes both a company matching contribution and an annual retirement contribution of up to 3% each of eligible compensation based on our performance, as well as a Supplemental Profit Sharing Plan. Both the annual retirement contribution and the company matching contribution are discretionary, requiring board approval, and made annually with the investment of the funds directed by the participants.

Employer contributions for the year ending December 31, 2014 are expected to be $15.3 million for the defined benefit plans compared to $18.9 million contributed during 2013. Employer contributions to the 401(k) plans and the Supplemental Profit Sharing Plan for the year ending December 31, 2014 are expected to be $12.5 million compared to $11.7 million during 2013.

Contractual Obligation and Commercial Commitments

As of December 31, 2013, we had the following contractual obligations and commercial commitments:

		Payments Due by Period
Contractual Obligations and Commercial Commitments	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
	(in millions)
Debt and capital lease obligations:
Debt:
Parent and wholly-owned subsidiaries, excluding unamortized debt discount	$1,765.6	$64.9	$611.5	$86.2	$1,003.0
Partially-owned subsidiaries	1,256.1	65.1	111.1	86.8	993.1
Capital lease obligations	42.2	3.1	6.8	32.3	—
Interest	880.2	146.1	265.4	196.7	272.0
	3,944.1	279.2	994.8	402.0	2,268.1

Operating leases	14.7	5.3	6.1	2.3	1.0
Obligations for purchase of goods and services[1]	694.9	665.8	20.9	3.2	5.0
Letters of credit	69.6	68.5	1.1	—	—
Leasing Group - operating leases related to sale/leaseback transactions	569.2	57.5	108.6	111.3	291.8
Other	13.5	7.9	4.4	1.2	—
Total	$5,306.0	$1,084.2	$1,135.9	$520.0	$2,565.9

1 Includes $577.8 million in purchase obligations for raw materials and components principally by the Rail, Inland Barge, and Energy Equipment Groups.

As of December 31, 2013 and 2012, we had $65.8 million and $59.0 million, respectively, of tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities. See Note 13 of the Notes to the Consolidated Financial Statements.

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

Goodwill

Goodwill is required to be tested for impairment annually, or on an interim basis, whenever events or circumstances change, indicating that the carrying amount of the goodwill might be impaired. The goodwill impairment test is a two-step process with step one requiring the comparison of the reporting unit's estimated fair value with the carrying amount of its net assets. Step two of the impairment test is necessary to determine the amount of goodwill impairment to be recorded when the reporting unit's recorded net assets exceed its fair value. Impairment is assessed at the “reporting unit” level by applying a fair value-based test for each unit with recorded goodwill. The estimates and judgments that most significantly affect the fair value calculations are assumptions related to revenue and operating profit growth, discount rates and exit multiples. Based on the Company's annual goodwill impairment test, performed at the reporting unit level as of December 31, 2013, the Company concluded that 1) no impairment charges were determined to be necessary and 2) none of the reporting units evaluated could reasonably be expected to fail the first step of the goodwill impairment test. See Note 1 of the Notes to the Consolidated Financial Statements for further explanation.

Given the uncertainties of the economy and its potential impact on our businesses, there can be no assurance that our estimates and assumptions regarding the fair value of our reporting units, made for the purposes of the long-lived asset and goodwill impairment tests, will prove to be accurate predictions of the future. If our assumptions regarding forecasted cash flows are not achieved, it is possible that impairments of remaining goodwill and long-lived assets may be required.

Warranties

The Company provides warranties against materials and manufacturing defects generally ranging from one to five years depending on the product. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been filed by a customer. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. The Company provides for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assesses the adequacy of the resulting reserves on a quarterly basis.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method prescribed by ASC 740. See Note 13 in the Notes to the Consolidated Financial Statements. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and other tax attributes using currently enacted tax rates. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the provision for income taxes in the period that includes the enactment date. Management is required to estimate the timing of the recognition of deferred tax assets and liabilities, make assumptions about the future deductibility of deferred tax assets and assess deferred tax liabilities based on enacted law and tax rates for the appropriate tax jurisdictions to determine the amount of such deferred tax assets and liabilities. Changes in the calculated deferred tax assets and liabilities may occur in certain circumstances, including statutory income tax rate changes, statutory tax law changes, or changes in the structure or tax status of the Company. The Company assesses whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, both positive and negative, using a more likely than not standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses; a forecast of future profitability; the duration of statutory carryback and carryforward periods; the Company's experience with tax attributes expiring unused; and tax planning alternatives.

At December 31, 2013, the Company had $39.4 million of Federal consolidated net operating loss carryforwards. The majority of these net operating loss carryforwards were acquired as part of an acquisition of a company in 2010 and are subject to limitations on the amount that can be utilized in any one tax year. In addition, the Company had tax-effected $5.2 million of state loss carryforwards. The Company is expecting to utilize all of its $42.2 million in remaining foreign tax credit carryforwards on its 2013 Federal income tax return. The Federal net operating loss carryforwards are due to expire between 2028 and 2029. We have established a valuation allowance for Federal, state, and foreign tax operating losses and credits which may not be realizable. We believe that it is more likely than not that we will be able to generate sufficient future taxable income to utilize the remaining deferred tax assets.

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

	Year Ended December 31,
	2013	2012	2011
Assumptions used to determine benefit obligations at the annual measurement date were:
Obligation discount rate	5.22%	4.25%	5.40%
Compensation increase rate	4.00%	4.00%	3.00%
Assumptions used to determine net periodic benefit costs were:
Obligation discount rate	4.25%	5.40%	5.90%
Long-term rate of return on plan assets	7.75%	7.75%	7.75%
Compensation increase rate	4.00%	3.00%	3.00%

The obligation discount rate assumption is determined by deriving a single discount rate from a theoretical settlement portfolio of high quality corporate bonds sufficient to provide for the plans' projected benefit payments. The expected long-term rate of return on plan assets is an assumption reflecting the anticipated weighted average rate of earnings on the portfolio over the long-term. To arrive at this rate, we developed estimates based upon the anticipated performance of the plans' assets. The effect of a change in either of these assumptions on the net retirement cost for the year ended December 31, 2013 and on the projected benefit obligations at December 31, 2013 is summarized as follows:

	Effect on Net Retirement Cost for the Year Ended December 31, 2013	Effect on Projected Benefit Obligations at December 31, 2013
Assumptions:	Increase/(decrease) (in millions)
Obligation discount rate:
Increase of 50 basis points	$(0.5)	$(25.3)
Decrease of 50 basis points	$0.4	$27.0
Long-term rate of return on plan assets:
Increase of 50 basis points	$(1.7)	$—
Decrease of 50 basis points	$1.7	$—

Recent Accounting Pronouncements

See Note 1 of the Notes to the Consolidated Financial Statements for information about recent accounting pronouncements.

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

•	the timing of introduction of new products;

•	the timing and delivery of customer orders or a breach of customer contracts;

•	the credit worthiness of customers and their access to capital;

•	product price changes;

•	changes in mix of products sold;

•	the extent of utilization of manufacturing capacity;

•	availability and costs of steel, component parts, supplies, and other raw materials;

•	competition and other competitive factors;

•	changing technologies;

•	surcharges and other fees added to fixed pricing agreements for steel, component parts, supplies and other raw materials;

•	interest rates and capital costs;

•	counter-party risks for financial instruments;

•	long-term funding of our operations;

•	taxes;

•	the stability of the governments and political and business conditions in certain foreign countries, particularly Mexico;

•	changes in import and export quotas and regulations;

•	business conditions in emerging economies;

•	costs and results of litigation;

•	changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies; and

•	legal, regulatory, and environmental issues.

Any forward-looking statement speaks only as of the date on which such statement is made. Trinity undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our earnings could be affected by changes in interest rates due to the impact those changes have on our variable rate debt obligations, which represented 20.8% of our total debt as of December 31, 2013. If interest rates average one percentage point more in fiscal year 2014 than they did during 2013, our interest expense would increase by $1.7 million, after considering the effects of interest rate hedges. In comparison, at December 31, 2012, we estimated that if interest rates averaged one percentage point more in fiscal year 2013 than they did during 2012, our interest expense would increase by $2.5 million. The impact of an increase in interest rates was determined based on the impact of the hypothetical change in interest rates and scheduled principal payments on our variable-rate debt obligations as of December 31, 2013 and 2012. A one percentage point increase in the interest rate yield would decrease the fair value of the fixed rate debt by approximately $202.3 million. A one percentage point decrease in the interest rate yield would increase the fair value of the fixed rate debt by approximately $231.7 million.

Trinity uses derivative instruments to mitigate the impact of increases in natural gas and diesel fuel prices. Existing hedge transactions as of December 31, 2013 are based on the New York Mercantile Exchange for natural gas and heating oil. Hedge transactions are settled with the counterparty in cash. At December 31, 2013 and December 31, 2012 the effect on the consolidated balance sheets was insignificant. The effect on the consolidated statement of operations for the year ended December 31, 2013 was immaterial, and for the year ended December 31, 2012 was operating income of $0.4 million. We estimate that the impact to earnings and the balance sheet that could result from hypothetical price changes of up to 10% is not significant based on hedge positions at December 31, 2013.

In addition, we are subject to market risk related to our net investments in our foreign subsidiaries. The net investment in foreign subsidiaries as of December 31, 2013 was $233.2 million. The impact of such market risk exposures as a result of foreign exchange rate fluctuations has not been material to us. See Note 12 of the Notes to the Consolidated Financial Statements.

Item 8. Financial Statements

Trinity Industries, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
  Trinity Industries, Inc.

We have audited the accompanying consolidated balance sheets of Trinity Industries, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trinity Industries, Inc. and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trinity Industries, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 20, 2014

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2013	2012	2011
	(in millions, except per share amounts)
Revenues:
Manufacturing	$3,719.9	$3,167.5	$2,386.9
Leasing	645.4	644.4	551.4
	4,365.3	3,811.9	2,938.3
Operating costs:
Cost of revenues:
Manufacturing	2,990.9	2,701.2	2,067.2
Leasing	331.4	350.3	290.3
	3,322.3	3,051.5	2,357.5
Selling, engineering, and administrative expenses:
Manufacturing	180.4	143.4	127.1
Leasing	37.6	29.4	23.4
Other	73.3	51.3	43.5
	291.3	224.1	194.0
Gains on disposition of property, plant, and equipment:
Net gains on railcar lease fleet sales owned more than one year at the time of sale	20.4	33.5	16.2
Disposition of flood-damaged property, plant, and equipment	—	0.4	17.6
Other	0.8	4.6	6.2
	21.2	38.5	40.0
Total operating profit	772.9	574.8	426.8
Other (income) expense:
Interest income	(2.1)	(1.5)	(1.5)
Interest expense	187.3	194.7	185.3
Other, net	(2.8)	(4.3)	4.0
	182.4	188.9	187.8
Income from continuing operations before income taxes	590.5	385.9	239.0
Provision for income taxes:
Current	158.6	7.7	31.7
Deferred	45.8	126.3	60.5
	204.4	134.0	92.2
Net income from continuing operations	386.1	251.9	146.8
Discontinued operations:
Gain on sale of discontinued operations, net of provision for income taxes of $5.4, $-, and $-	7.1	—	—
Income (loss) from discontinued operations, net of provision (benefit) for income taxes of $(0.8), $1.1, and $(0.4)	(0.8)	1.8	(1.1)
Net income	392.4	253.7	145.7
Net income (loss) attributable to noncontrolling interest	16.9	(1.5)	3.5
Net income attributable to Trinity Industries, Inc.	$375.5	$255.2	$142.2
Net income (loss) attributable to Trinity Industries, Inc. per common share:
Basic:
Continuing operations	$4.68	$3.18	$1.78
Discontinued operations	0.08	0.02	(0.01)
	$4.76	$3.20	$1.77
Diluted:
Continuing operations	$4.67	$3.17	$1.78
Discontinued operations	0.08	0.02	(0.01)
	$4.75	$3.19	$1.77
Weighted average number of shares outstanding:
Basic	76.4	77.3	77.5
Diluted	76.5	77.5	77.8
Dividends declared per common share	$0.54	$0.42	$0.35
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Net income	$392.4	$253.7	$145.7
Other comprehensive income (loss):
Unrealized losses on derivative financial instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $0.8, $4.2, and $(1.9)	0.8	7.2	(3.9)
Reclassification adjustments for losses included in net income, net of tax benefit of $8.7, $3.2, and $2.3	18.1	5.8	4.1
Currency translation adjustment – reclassification adjustment for losses included in net income, net of tax benefit of $-, $0.4, and $-	—	0.6	—
Net actuarial gains (losses) of defined benefit plans:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $31.0, $(17.8), and $(17.5)	52.7	(30.3)	(29.8)
Amortization of net actuarial losses, net of tax benefit of $1.9, $1.1, and $0.6	3.1	2.2	1.2
	74.7	(14.5)	(28.4)
Comprehensive income	467.1	239.2	117.3
Less: comprehensive income attributable to noncontrolling interest	21.1	0.1	3.6
Comprehensive income attributable to Trinity Industries, Inc.	$446.0	$239.1	$113.7

See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
	(in millions)
ASSETS
Cash and cash equivalents	$428.5	$573.0
Short-term marketable securities	149.7	—
Receivables, net of allowance for doubtful accounts of $3.1 and $4.6	372.7	390.0
Inventories:
Raw materials and supplies	477.0	439.7
Work in process	201.4	140.9
Finished goods	136.3	121.5
	814.7	702.1
Restricted cash, including partially-owned subsidiaries of $77.1 and $57.8	260.7	223.2
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $1,887.2 and $1,661.0	6,275.8	5,642.0
Less accumulated depreciation, including partially-owned subsidiaries of $202.1 and $153.8	(1,505.2)	(1,343.0)
	4,770.6	4,299.0
Goodwill	278.2	240.4
Assets held for sale and discontinued operations	—	27.9
Other assets	238.3	214.3
	$7,313.4	$6,669.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$216.3	$188.2
Accrued liabilities	567.4	583.1
Debt:
Recourse, net of unamortized discount of $74.1 and $87.5	419.0	458.1
Non-recourse:
Wholly-owned subsidiaries	1,314.7	1,404.2
Partially-owned subsidiaries	1,256.1	1,192.7
	2,989.8	3,055.0
Deferred income	40.8	44.5
Deferred income taxes	650.7	572.4
Liabilities held for sale and discontinued operations	—	3.7
Other liabilities	99.3	85.4
	4,564.3	4,532.3
Stockholders’ equity:
Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – 200.0 shares authorized; shares issued and outstanding at December 31, 2013 and 2012 – 81.7	81.7	81.7
Capital in excess of par value	686.6	652.6
Retained earnings	1,870.0	1,536.7
Accumulated other comprehensive loss	(78.2)	(150.1)
Treasury stock – shares at December 31, 2013 – 4.3; at December 31, 2012 – 2.6	(158.0)	(67.9)
	2,402.1	2,053.0
Noncontrolling interest	347.0	84.6
	2,749.1	2,137.6
	$7,313.4	$6,669.9
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Operating activities:
Net income	$392.4	$253.7	$145.7
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	(6.3)	(1.8)	1.1
Depreciation and amortization	211.5	193.7	187.7
Stock-based compensation expense	44.5	27.7	22.8
Excess tax benefits from stock-based compensation	(8.5)	(0.6)	(3.2)
Provision for deferred income taxes	45.8	126.3	60.5
Net gains on railcar lease fleet sales owned more than one year at the time of sale	(20.4)	(33.5)	(16.2)
Gain on disposition of property, plant, equipment, and other assets	(0.8)	(4.6)	(6.2)
Gain on disposition of flood-damaged property, plant, equipment, and other assets	—	(0.4)	(17.6)
Non-cash interest expense	30.8	31.2	18.6
Other	(6.4)	(3.2)	1.4
Changes in assets and liabilities:
(Increase) decrease in receivables	17.2	2.7	(150.3)
(Increase) decrease in inventories	(95.6)	(128.0)	(234.4)
(Increase) decrease in restricted cash	(25.0)	—	—
(Increase) decrease in other assets	(29.1)	(41.5)	14.2
Increase (decrease) in accounts payable	29.0	(16.7)	74.9
Increase (decrease) in accrued liabilities	72.4	125.5	(11.5)
Increase (decrease) in other liabilities	8.2	(3.9)	14.0
Net cash provided by operating activities - continuing operations	659.7	526.6	101.5
Net cash provided by operating activities - discontinued operations	2.5	0.8	9.4
Net cash provided by operating activities	662.2	527.4	110.9
Investing activities:
(Increase) decrease in short-term marketable securities	(149.7)	—	158.0
Proceeds from railcar lease fleet sales owned more than one year at the time of sale	131.6	126.3	60.6
Proceeds from railcar lease fleet sales – sale and leaseback	—	58.3	44.4
Proceeds from disposition of property, plant, equipment, and other assets	3.7	16.8	8.5
Proceeds from disposition of flood-damaged property, plant, and equipment	—	—	23.3
Capital expenditures – leasing, net of sold lease fleet railcars owned one year or less with a net cost of $49.4, $93.8 and $46.2	(581.1)	(352.6)	(258.6)
Capital expenditures – manufacturing and other	(149.9)	(116.6)	(47.6)
Capital expenditures – replacement of flood-damaged property, plant, and equipment	—	—	(29.4)
Acquisitions, net of cash acquired	(73.2)	(46.2)	(42.5)
Other	—	1.7	—
Net cash required by investing activities - continuing operations	(818.6)	(312.3)	(83.3)
Net cash provided (required) by investing activities - discontinued operations	0.6	0.9	(1.7)
Net cash required by investing activities	(818.0)	(311.4)	(85.0)
Financing activities:
Proceeds from issuance of common stock, net	2.5	4.1	2.1
Excess tax benefits from stock-based compensation	8.5	0.6	3.2
Payments to retire debt	(262.1)	(378.4)	(1,112.3)
Proceeds from issuance of debt	175.0	443.8	1,143.3
(Increase) decrease in restricted cash	(12.5)	17.1	(33.2)
Shares repurchased	(103.2)	(45.2)	—
Dividends paid to common shareholders	(39.3)	(31.7)	(27.2)
Proceeds from sale of interests in partially-owned leasing subsidiaries	296.7	—	—
Repurchase of noncontrolling interests in partially-owned leasing subsidiary	(84.0)	—	—
Contributions from noncontrolling interest	50.0	—	—
Distributions to noncontrolling interest	(10.0)	—	(6.6)
Other	(8.8)	(5.3)	—
Net cash provided (required) by financing activities - continuing operations	12.8	5.0	(30.7)
Net cash provided (required) by financing activities - discontinued operations	(1.5)	0.9	1.9
Net cash provided (required) by financing activities	11.3	5.9	(28.8)
Net increase (decrease) in cash and cash equivalents	(144.5)	221.9	(2.9)
Cash and cash equivalents at beginning of period	573.0	351.1	354.0
Cash and cash equivalents at end of period	$428.5	$573.0	$351.1

Interest paid for the years ended December 31, 2013, 2012, and 2011 was $163.6 million, $174.8 million, and $154.9 million, respectively. Net tax payments made for the years ended December 31, 2013, 2012, and 2011 were $110.9 million, $18.4 million, and $2.5 million, respectively.
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock					Treasury Stock
	Shares	$1 Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	(in millions, except par value)
Balances at December 31, 2010	81.7	$81.7	$606.1	$1,200.5	$(95.5)	(1.9)	$(28.0)	$1,764.8	$80.9	$1,845.7
Net income	—	—	—	142.2	—	—	—	142.2	3.5	145.7
Other comprehensive income (loss)	—	—	—	—	(28.5)	—	—	(28.5)	0.1	(28.4)
Cash dividends on common stock	—	—	—	(28.0)	—	—	—	(28.0)	—	(28.0)
Restricted shares, net	—	—	6.7	—	—	0.2	0.3	7.0	—	7.0
Stock options exercised	—	—	(0.5)	—	—	0.2	2.6	2.1	—	2.1
Excess tax benefits from stock-based compensation	—	—	3.5	—	—	—	—	3.5	—	3.5
Stock-based compensation expense	—	—	0.6	—	—	—	—	0.6	—	0.6
Reclassification of purchase of additional interest in TRIP Holdings	—	—	15.5	—	(15.5)	—	—	—	—	—
Tax expense allocation related to TRIP Holdings unrealized loss on derivative financial instruments	—	—	(5.5)	—	5.5	—	—	—	—	—
Other	—	—	0.1	—	—	—	—	0.1	—	0.1
Balances at December 31, 2011	81.7	$81.7	$626.5	$1,314.7	$(134.0)	(1.5)	$(25.1)	$1,863.8	$84.5	$1,948.3
Net income (loss)	—	—	—	255.2	—	—	—	255.2	(1.5)	253.7
Other comprehensive income (loss)	—	—	—	—	(16.1)	—	—	(16.1)	1.6	(14.5)
Cash dividends on common stock	—	—	—	(33.2)	—	—	—	(33.2)	—	(33.2)
Restricted shares, net	—	—	26.4	—	—	0.4	(1.7)	24.7	—	24.7
Stock options exercised	—	—	(0.7)	—	—	0.3	4.8	4.1	—	4.1
Excess tax benefits from stock-based compensation	—	—	0.2	—	—	—	—	0.2	—	0.2
Stock-based compensation expense	—	—	0.2	—	—	—	—	0.2	—	0.2
Shares repurchased	—	—	—	—	—	(1.8)	(45.2)	(45.2)	—	(45.2)
Other	—	—	—	—	—	—	(0.7)	(0.7)	—	(0.7)
Balances at December 31, 2012	81.7	$81.7	$652.6	$1,536.7	$(150.1)	(2.6)	$(67.9)	$2,053.0	$84.6	$2,137.6
Net income	—	—	—	375.5	—	—	—	375.5	16.9	392.4
Other comprehensive income	—	—	—	—	70.5	—	—	70.5	4.2	74.7
Cash dividends on common stock	—	—	—	(42.2)	—	—	—	(42.2)	—	(42.2)
Restricted shares, net	—	—	23.3	—	—	0.7	13.8	37.1	—	37.1
Shares repurchased	—	—	—	—	—	(2.5)	(108.2)	(108.2)	—	(108.2)
Stock options exercised	—	—	(2.0)	—	—	0.1	4.3	2.3	—	2.3
Excess tax benefits from stock-based compensation	—	—	8.7	—	—	—	—	8.7	—	8.7
Repurchase of interests in partially-owned leasing subsidiary	—	—	11.8	—	(11.8)	—	—	—	(84.2)	(84.2)
Sale of interests in partially-owned leasing subsidiaries	—	—	(7.3)	—	13.2	—	—	5.9	285.4	291.3
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	50.0	50.0
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(9.9)	(9.9)
Other	—	—	(0.5)	—	—	—	—	(0.5)	—	(0.5)
Balances at December 31, 2013	81.7	$81.7	$686.6	$1,870.0	$(78.2)	(4.3)	$(158.0)	$2,402.1	$347.0	$2,749.1
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation
The financial statements of Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity”, “Company”, “we” or “our”) include the accounts of its wholly-owned subsidiaries and its partially-owned subsidiaries, TRIP Rail Holdings LLC ("TRIP Holdings") and RIV 2013 Rail Holdings LLC ("RIV 2013"), in which the Company has controlling interest. All significant intercompany accounts and transactions have been eliminated.

Stockholders' Equity
In September 2012, the Company’s Board of Directors authorized a $200 million share repurchase program, effective October 1, 2012, which expires on December 31, 2014. During the year ended December 31, 2013, the Company repurchased 2,473,189 shares under the program at a cost of $108.2 million. Certain shares of stock repurchased during December 2013, totaling $5.0 million, were cash settled in January 2014 in accordance with normal settlement practices. During the year ended December 31, 2012, the Company repurchased 1,834,221 shares under the prior program at a cost of $45.2 million.

In 2011, an amount of $15.5 million was reclassified between capital in excess of par value and accumulated other comprehensive loss to properly reflect the additional amount of accumulated unrealized loss on derivative financial instruments attributable to the Company after the purchase of additional interests in TRIP Holdings.

Revenue Recognition
Revenues for contracts providing for a large number of units and few deliveries are recorded as the individual units are produced, inspected, and accepted by the customer as the risk of loss passes to the customer upon delivery acceptance on these contracts. This occurs primarily in the Rail and Inland Barge Groups. Revenue from rentals and operating leases, including contracts which contain non-level fixed rental payments, is recognized monthly on a straight-line basis. Revenue is recognized from the sales of railcars from the lease fleet on a gross basis in leasing revenues and cost of revenues if the railcar has been owned for one year or less at the time of sale. Sales of railcars from the lease fleet that have been owned for more than one year are recognized as a net gain or loss from the disposal of a long-term asset. Fees for shipping and handling are recorded as revenue. For all other products, we recognize revenue when products are shipped or services are provided.

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

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments including restricted cash, short-term marketable securities, and receivables. The Company places its cash investments and short-term marketable securities in bank deposits and investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer. Concentrations of credit risk with respect to receivables are limited due to control procedures that monitor the credit worthiness of customers, the large number of customers in the Company's customer base, and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance for doubtful accounts based upon the expected collectibility of all receivables. Receivable balances determined to be uncollectible are charged against the allowance. The carrying values of cash, short-term marketable securities, receivables and accounts payable are considered to be representative of their respective fair values. At December 31, 2013, one customer’s net receivable balance in our Energy Equipment Group, all within terms, accounted for 16% of the consolidated net receivables balance outstanding.

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

Long-lived Assets
The Company periodically evaluates the carrying value of long-lived assets to be held and used for potential impairment. The carrying value of long-lived assets to be held and used is considered impaired only when their carrying value is not recoverable through undiscounted future cash flows and the fair value of the assets is less than their carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced by the estimated cost to dispose of the assets. Impairment losses were not material for the years ended December 31, 2013, 2012, and 2011.

Goodwill and Intangible Assets
Goodwill is required to be tested for impairment annually, or on an interim basis whenever events or circumstances change, indicating that the carrying amount of the goodwill might be impaired. The goodwill impairment test is a two-step process with step one requiring the comparison of the reporting unit's estimated fair value with the carrying amount of its net assets. If necessary, step two of the impairment test determines the amount of goodwill impairment to be recorded when the reporting unit's recorded net assets exceed its fair value. Impairment is assessed at the “reporting unit” level by applying a fair value-based test for each unit with recorded goodwill. The estimates and judgments that most significantly affect the fair value calculations are assumptions, consisting of level 3 inputs, related to revenue and operating profit growth, discount rates and exit multiples. As of December 31, 2013 and 2012, the Company's annual impairment test of goodwill was completed at the reporting unit level and no impairment charges were determined to be necessary.

Intangible assets with defined useful lives, which as of December 31, 2013 had net book values of $19.5 million, are amortized over their estimated useful lives, and were also evaluated for potential impairment as of December 31, 2013.

Restricted Cash
Restricted cash consists of cash and cash equivalents that are held either as collateral for the Company's non-recourse debt and lease obligations or security for the performance of certain product sales agreements and as such are restricted in use.

Insurance
The Company is effectively self-insured for workers' compensation claims. A third party administrator is used to process claims. We accrue our workers' compensation liability based upon independent actuarial studies.

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

Other Comprehensive Income (Loss)
Other comprehensive net income (loss) consists of foreign currency translation adjustments, the effective unrealized gains and losses on the Company's derivative financial instruments, and the net actuarial gains and losses of the Company's defined benefit plans, the sum of which, along with net income (loss), constitutes comprehensive net income (loss). See Note 15 Accumulated Other Comprehensive Loss (“AOCL”). All components are shown net of tax.

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

Reclassifications
Certain prior year balances have been reclassified in the consolidated balance sheets and consolidated statements of cash flows to conform to the 2013 presentation.

Note 2. Acquisitions and Divestitures

The Company's acquisition and divestiture activities are summarized below:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Acquisitions:
Purchase price	$125.2	$48.8	$56.4
Net cash paid	$73.2	$46.2	$42.5
Goodwill recorded	$37.0	$20.9	$29.3

Divestitures:
Proceeds	$35.6	$2.1	$8.3
Gain recognized	$12.5	$1.5	$0.7
Goodwill charged off	$4.8	$0.1	$1.0

The four acquisitions completed in 2013 were recorded based on preliminary valuations of the related assets and liabilities at their acquisition date fair value using level three inputs. Such assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level. See Note 3 Fair Value Accounting for a discussion of inputs in determining fair value.

The aggregate purchase price related to our acquisition activity for the years ended December 31, 2013, 2012, and 2011 by segment follows:

	Year ended December 31,
	2013	2012	2011
	(in millions)
Rail Group	$23.1	$—	$—
Construction Products Group	74.2	48.8	56.4
Energy Equipment Group	27.9	—	—
	$125.2	$48.8	$56.4

Discontinued operation - Ready-Mix Concrete Operations
During the year ended December 31, 2013, the Company sold its remaining ready-mix concrete operations in exchange for certain aggregates operations in Texas, Colorado, and California. The fair value of the proceeds received in exchange for the divested operations was based on the Company’s estimate of fair value of the operations disposed using a discounted cash flow analysis. A gain of $12.5 million was recognized based on the fair value of the proceeds less the assets’ carrying amounts and certain transaction costs. The divestiture of our ready-mix concrete operations has been accounted for and reported as a discontinued operation. Assets and liabilities related to the discontinued operations have been classified as Assets/Liabilities Held for Sale and Discontinued Operations in the accompanying consolidated balance sheets as follows:

	December 31, 2013	December 31, 2012
	(in millions)
Assets of Ready-Mix Concrete Operations:
Inventories	$—	$4.5
Property, plant, and equipment, net	—	16.9
Goodwill	—	6.3
Other	—	0.2
	$—	$27.9
Liabilities of Ready-Mix Concrete Operations:
Debt	$—	$3.7
	$—	$3.7

Condensed results of operations for the ready-mix concrete operations for the years ended December 31, 2013, 2012, and 2011 are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Revenues	$31.6	$121.4	$136.8

Income (loss) from discontinued operations before income taxes	$(1.6)	$2.9	$(1.5)
Provision (benefit) for income taxes	(0.8)	1.1	(0.4)
Net income (loss) from discontinued operations	$(0.8)	$1.8	$(1.1)
In January and February of 2014, we acquired the operating assets of three unrelated businesses in our Energy Equipment Group for a total purchase price of approximately $119.4 million.

Note 3. Fair Value Accounting

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of December 31, 2013
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$230.6	$—	$—	$230.6
Restricted cash	260.7	—	—	260.7
Total assets	$491.3	$—	$—	$491.3

Liabilities:
Interest rate hedges:(1)
Wholly-owned subsidiaries	$—	$21.7	$—	$21.7
Partially-owned subsidiaries	—	2.1	—	2.1
Total liabilities	$—	$23.8	$—	$23.8

	Fair Value Measurement as of December 31, 2012
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$246.6	$155.0	$—	$401.6
Restricted cash	223.2	—	—	223.2
Equity call agreement with TRIP Holdings equity investor(2)	—	—	0.8	0.8
Fuel derivative instruments(2)	—	0.1	—	0.1
Total assets	$469.8	$155.1	$0.8	$625.7

Liabilities:
Interest rate hedges:(1)
Wholly-owned subsidiaries	$—	$37.6	$—	$37.6
Partially-owned subsidiaries	—	5.2	—	5.2
Equity put agreement with TRIP Holdings equity investor(3)	—	—	2.9	2.9
Total liabilities	$—	$42.8	$2.9	$45.7
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

The carrying amounts and estimated fair values of our long-term debt are as follows:

	December 31, 2013		December 31, 2012
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Recourse:
Convertible subordinated notes	$450.0	$593.4	$450.0	$506.6
Less: unamortized discount	(74.1)		(87.5)
	375.9		362.5
Capital lease obligations	42.2	42.2	45.8	45.8
Term loan	—	—	48.6	53.3
Other	0.9	0.9	1.2	1.2
	419.0	636.5	458.1	606.9
Non-recourse:
2006 secured railcar equipment notes	240.7	259.2	255.8	292.0
Promissory notes	396.1	389.6	424.1	414.6
2009 secured railcar equipment notes	199.0	229.5	209.2	260.4
2010 secured railcar equipment notes	326.9	342.7	341.5	387.2
TILC warehouse facility	152.0	152.0	173.6	173.6
TRL 2012 secured railcar equipment notes - RIV 2013	499.3	483.4	333.8	321.7
TRIP Holdings senior secured notes	—	—	61.2	62.5
TRIP Master Funding secured railcar equipment notes	756.8	819.8	797.7	952.0
	2,570.8	2,676.2	2,596.9	2,864.0
Total	$2,989.8	$3,312.7	$3,055.0	$3,470.9

The estimated fair value of our convertible subordinated notes was based on a quoted market price in a market with little activity as of December 31, 2013 and 2012, respectively (Level 2 input). The estimated fair values of our 2006, 2009, 2010, and 2012 secured railcar equipment notes, promissory notes, TRIP Holdings senior secured notes, TRIP Rail Master Funding LLC (“TRIP Master Funding”) secured railcar equipment notes, and term loan are based on our estimate of their fair value as of December 31, 2013 and 2012, respectively. These values were determined by discounting their future cash flows at the current market interest rate (Level 3 inputs). The carrying value of our Trinity Industries Leasing Company (“TILC”) warehouse facility approximates fair value because the interest rate adjusts to the market interest rate (Level 3 input). The fair values of all other financial instruments are estimated to approximate carrying value. See Note 11 Debt for a description of the Company's long-term debt.

Note 4. Segment Information

The Company reports operating results in five principal business segments: (1) the Rail Group, which manufactures and sells railcars and related parts and components; (2) the Construction Products Group, which manufactures and sells highway products and other steel products for infrastructure-related projects, and produces and sells aggregates; (3) the Inland Barge Group, which manufactures and sells barges and related products for inland waterway services; (4) the Energy Equipment Group, which manufactures and sells products for energy related businesses, including structural wind towers, storage containers, tank heads for pressure and non-pressure vessels, and utility, traffic, and lighting structures; and (5) the Railcar Leasing and Management Services Group (“Leasing Group”), which owns and operates a fleet of railcars as well as provides third-party fleet management, maintenance, and leasing services. The segment All Other includes our captive insurance and transportation companies; legal, environmental, and maintenance costs associated with non-operating facilities; and other peripheral businesses. Gains and losses from the sale of property, plant, and equipment that are related to manufacturing and dedicated to the specific manufacturing operations of a particular segment are included in operating profit of that respective segment. Gains and losses from the sale of property, plant, and equipment that can be utilized by multiple segments are included in operating profit of the All Other segment.

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

The financial information from continuing operations for these segments is shown in the tables below. We operate principally in North America.

Year Ended December 31, 2013

	Revenues			Operating Profit (Loss)	Assets	Depreciation & Amortization	Capital Expenditures
	External	Intersegment	Total
	(in millions)
Rail Group	$2,093.5	$774.0	$2,867.5	$489.7	$1,063.9	$27.2	$42.4
Construction Products Group	508.6	16.4	525.0	52.6	459.9	20.9	17.1
Inland Barge Group	576.6	0.1	576.7	96.0	170.3	8.1	18.4
Energy Equipment Group	536.5	128.9	665.4	61.4	364.3	18.2	41.5
Railcar Leasing and Management Services Group	645.4	—	645.4	296.8	5,026.9	129.0	581.1
All Other	4.7	81.9	86.6	(13.7)	49.8	3.7	4.4
Segment Totals before Eliminations and Corporate	4,365.3	1,001.3	5,366.6	982.8	7,135.1	207.1	704.9
Corporate	—	—	—	(73.4)	731.0	4.5	26.1
Eliminations – Lease subsidiary	—	(756.5)	(756.5)	(135.4)	(549.7)	—	—
Eliminations – Other	—	(244.8)	(244.8)	(1.1)	(3.0)	(0.1)	—
Consolidated Total	$4,365.3	$—	$4,365.3	$772.9	$7,313.4	$211.5	$731.0

Year Ended December 31, 2012

	Revenues			Operating Profit (Loss)	Assets	Depreciation & Amortization	Capital Expenditures
	External	Intersegment	Total
	(in millions)
Rail Group	$1,512.1	$500.9	$2,013.0	$199.0	$916.2	$21.8	$47.8
Construction Products Group	461.2	22.5	483.7	44.8	415.2	16.6	15.7
Inland Barge Group	675.2	—	675.2	124.7	154.4	7.6	15.0
Energy Equipment Group	506.0	52.6	558.6	18.2	400.1	19.0	25.2
Railcar Leasing and Management Services Group	644.4	2.7	647.1	300.9	4,538.8	120.5	352.6
All Other	13.0	68.4	81.4	(10.2)	30.9	4.4	6.6
Segment Totals before Eliminations and Corporate	3,811.9	647.1	4,459.0	677.4	6,455.6	189.9	462.9
Corporate	—	—	—	(51.5)	744.9	3.9	6.3
Eliminations – Lease subsidiary	—	(485.9)	(485.9)	(50.8)	(446.2)	—	—
Eliminations – Other	—	(161.2)	(161.2)	(0.3)	(112.3)	(0.1)	—
Consolidated Total	$3,811.9	$—	$3,811.9	$574.8	$6,642.0	$193.7	$469.2

Year Ended December 31, 2011

	Revenues			Operating Profit (Loss)	Assets	Depreciation & Amortization	Capital Expenditures
	External	Intersegment	Total
	(in millions)
Rail Group	$931.7	$343.0	$1,274.7	$77.3	$684.6	$23.9	$11.4
Construction Products Group	440.4	12.9	453.3	54.9	370.7	15.5	7.7
Inland Barge Group	548.5	—	548.5	106.4	189.2	6.4	38.0
Energy Equipment Group	454.8	18.0	472.8	8.9	392.9	18.4	10.4
Railcar Leasing and Management Services Group	551.4	0.6	552.0	254.5	4,462.1	115.7	258.6
All Other	11.5	50.3	61.8	(3.8)	30.5	4.4	4.0
Segment Totals before Eliminations and Corporate	2,938.3	424.8	3,363.1	498.2	6,130.0	184.3	330.1
Corporate	—	—	—	(43.6)	512.9	3.6	5.5
Eliminations – Lease subsidiary	—	(325.5)	(325.5)	(28.3)	(440.3)	—	—
Eliminations – Other	—	(99.3)	(99.3)	0.5	(114.1)	(0.2)	—
Consolidated Total	$2,938.3	$—	$2,938.3	$426.8	$6,088.5	$187.7	$335.6

Corporate assets are composed of cash and cash equivalents, short-term marketable securities, notes receivable, certain property, plant, and equipment, and other assets. Capital expenditures do not include business acquisitions. Capital expenditures for the Inland Barge Group in 2011 primarily relate to the repair and replacement of flood-damaged property, plant, and equipment at the Company's manufacturing facilities in Missouri and Tennessee. See Note 8 Property, Plant, and Equipment.

Externally reported revenues and operating profit for our Mexico operations for the years ended December 31, 2013, 2012, and 2011 are presented below:

	External Revenues			Operating Profit
	Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011
	(in millions)
Mexico	$133.5	$96.4	$123.0	$4.0	$0.2	$18.4

Total assets and long-lived assets for our Mexico operations as of December 31, 2013 and 2012 are presented below:

	Total Assets		Long-Lived Assets
	December 31,
	2013	2012	2013	2012
	(in millions)
Mexico	$306.9	$285.8	$177.7	$141.2

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

TRIP Holdings and RIV 2013, through TRIP Leasing and TRL 2012, respectively, acquired railcars from the Company's Rail and Leasing Groups funded by capital contributions from TILC and third-party equity investors, and from secured borrowings. Railcars purchased from the Company by TRL 2012 are required to be purchased at fair value as determined by TILC and approved by TRL 2012's board of representatives. The assets of each of TRIP Holdings, TRIP Master Funding, RIV 2013, and TRL 2012 may only be used to satisfy the particular subsidiary's liabilities, and the creditors of each of TRIP Holdings, TRIP Master Funding, RIV 2013, and TRL 2012 have recourse only to the particular subsidiary's assets. Each of TILC and the third-party equity investors receive distributions from TRIP Holdings and RIV 2013, when allowed, in proportion to its respective equity interests, and has an interest in the net assets of the partially-owned subsidiaries upon a liquidation event in the same proportion. TILC is paid fees for the services it provides to TRIP Master Funding and TRL 2012 and has the potential to earn certain incentive fees. With respect to RIV 2013, TILC has a commitment that expires May 2016 to provide additional equity funding for the purchase of railcars and satisfaction of certain other liabilities of RIV 2013 of up to $27.9 million as of December 31, 2013. The third-party equity investors in RIV 2013 have a similar commitment that expires May 2016 to provide up to $63.4 million of additional equity funding. TILC and the third-party equity investors may have additional commitments to provide equity funding to RIV 2013 that expire in May 2019 contingent upon certain returns on investment in RIV 2013 and other conditions being met. Trinity has no obligation to guarantee performance under any of the partially-owned subsidiaries' (or their respective subsidiaries') debt agreements, guarantee any railcar residual values, shield any parties from losses, or guarantee minimum yields.

TRIP Holdings. In March 2013, the Company purchased an additional interest in TRIP Holdings from another equity investor for $31.7 million resulting in a reduction in the carrying amount of noncontrolling interest by $32.3 million. As a result, certain previous put/call agreements with the equity investor regarding their equity interest were terminated. In May 2013, the Company sold an interest in TRIP Holdings to certain third-party investors for a net amount of $200.3 million. Proceeds from the sale along with an additional equity contribution by TILC, were primarily used to retire the TRIP Holdings senior secured notes in their entirety. Additionally, the remaining interests of certain other equity investors were repurchased by TRIP Holdings for $52.3 million. At December 31, 2013, the Company's carrying value of its investment in TRIP Holdings, eliminated in consolidation, was $160.2 million representing the Company's 45% ownership interest.

RIV 2013. In May 2013, the Company formed RIV 2013, contributing its investment in TRL 2012 which had been formed as a wholly-owned railcar leasing subsidiary of TILC in December 2012. In May 2013, the Company sold an interest in RIV 2013 to certain third-party investors for a net amount of $94.6 million. On July 31, 2013, TILC and the third-party investors of RIV 2013 contributed $23.4 million and $50.0 million, respectively, net of expenses, to RIV 2013 in proportion to their respective equity interests. These contributions combined with additional secured borrowings were used to purchase additional railcar equipment from TILC. In August 2013, one of the third-party investors purchased an additional interest in RIV 2013 from the remaining investors for $2.5 million. At December 31, 2013, the Company's carrying value of its investment in RIV 2013, net of proceeds received from the sale of its previously-owned interest and eliminated in consolidation, was $44.6 million, representing the Company's 31% interest.

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

Note 6. Railcar Leasing and Management Services Group

The Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet management, maintenance, and leasing services. Selected consolidating financial information for the Leasing Group is as follows:

	December 31, 2013
	Leasing Group
	Wholly- Owned Subsidiaries	Partially- Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash, cash equivalents, and short-term marketable securities	$3.5	$—	$574.7	$578.2
Property, plant, and equipment, net	$2,964.6	$1,685.1	$670.6	$5,320.3
Net deferred profit on railcars sold to the Leasing Group				(549.7)
Consolidated property, plant, and equipment, net				$4,770.6
Restricted cash	$183.6	$77.1	$—	$260.7
Debt:
Recourse	$42.2	$—	$450.9	$493.1
Less: unamortized discount	—	—	(74.1)	(74.1)
	42.2	—	376.8	419.0
Non-recourse	1,314.7	1,256.1	—	2,570.8
Total debt	$1,356.9	$1,256.1	$376.8	$2,989.8
Net deferred tax liabilities	$671.9	$—	$(32.5)	$639.4

	December 31, 2012
	Leasing Group
	Wholly- Owned Subsidiaries	Partially- Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash and cash equivalents	$5.7	$—	$567.3	$573.0
Property, plant, and equipment, net	$2,698.7	$1,507.2	$539.3	$4,745.2
Net deferred profit on railcars sold to the Leasing Group				(446.2)
Consolidated property, plant, and equipment, net				$4,299.0
Restricted cash	$165.4	$57.8	$—	$223.2
Debt:
Recourse	$94.4	$—	$451.2	$545.6
Less: unamortized discount	—	—	(87.5)	(87.5)
	94.4	—	363.7	458.1
Non-recourse	1,404.2	1,301.5	—	2,705.7
Less: non-recourse debt owned by Trinity	—	(108.8)	—	(108.8)
Total debt	$1,498.6	$1,192.7	$363.7	$3,055.0
Net deferred tax liabilities	$671.1	$5.4	$(120.7)	$555.8

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

	Year Ended December 31,			Percent Change
	2013	2012	2011	2013 versus 2012	2012 versus 2011
	($ in millions)
Revenues:
Leasing and management	$586.9	$528.5	$492.6	11.1%	7.3%
Sale of railcars owned one year or less at the time of sale	58.5	118.6	59.4	*	*
Total revenues	$645.4	$647.1	$552.0	(0.3)	17.2

Operating profit:
Leasing and management	$267.3	$242.6	$225.1	10.2	7.8
Railcar sales:
Railcars owned one year or less at the time of sale	9.1	24.8	13.2
Railcars owned more than one year at the time of sale	20.4	33.5	16.2
Total operating profit	$296.8	$300.9	$254.5	(1.4)	18.2

Operating profit margin:
Leasing and management	45.5%	45.9%	45.7%
Railcar sales	*	*	*
Total operating profit margin	46.0	46.5	46.1

Selected expense information(1):
Depreciation	$129.0	$120.5	$115.7	7.1	4.1
Maintenance	$71.5	$59.4	$58.2	20.4	2.1
Rent	$53.3	$50.9	$48.6	4.7	4.7
Interest:
External	$153.5	$161.2	$154.4
Intercompany	3.8	13.1	6.4
Total interest expense	$157.3	$174.3	$160.8	(9.8)	8.4
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

Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured predominantly by the Rail Group and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Leasing Group primarily enters into operating leases. Future contractual minimum rental revenues on leases are as follows:

	2014	2015	2016	2017	2018	Thereafter	Total
	(in millions)
Future contractual minimum rental revenue	$425.2	$359.8	$297.0	$232.6	$161.4	$274.2	$1,750.2

Debt. The Leasing Group’s debt at December 31, 2013 consisted of both recourse and non-recourse debt. In 2009, the Company entered into a seven-year $61.0 million term loan agreement and capital lease obligations totaling $56.6 million. The Company's term loan agreement was repaid in full in March 2013. The capital lease obligations are guaranteed by Trinity Industries, Inc. and certain subsidiaries, and secured by railcar equipment and related leases. As of December 31, 2013, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $1,973.2 million, excluding deferred profit, which is pledged as collateral for Leasing Group debt held by those subsidiaries, including equipment with a net book value of $47.3 million securing capital lease obligations. The net book value, excluding deferred profit, of unpledged equipment at December 31, 2013 was $904.4 million. See Note 11 Debt for the form, maturities, and descriptions of Leasing Group debt.

Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is nonrecourse to Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their subsidiaries have recourse only to the particular subsidiary's assets. TRIP Master Funding equipment with a net book value of $1,065.0 million, excluding deferred profit, resulting from the sale of railcars to TRIP Master Funding, is pledged as collateral for the TRIP Master Funding debt. TRL 2012 equipment with a net book value of $620.1 million, excluding deferred profit, resulting from the sale of railcars to TRL 2012, is pledged solely as collateral for the TRL 2012 secured railcar equipment notes. See Note 5 Partially-Owned Leasing Subsidiaries for a description of TRIP Holdings and RIV 2013.

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

These Leasing Group subsidiaries had total assets as of December 31, 2013 of $207.5 million, including cash of $83.1 million and railcars of $86.1 million. The subsidiaries' cash, railcars, and an interest in each sublease are pledged to collateralize the lease obligations to the Trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiaries’ lease obligations. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties to be available to Trinity. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future contractual minimum rental revenues related to these leases due to the Leasing Group are as follows:

	2014	2015	2016	2017	2018	Thereafter	Total
	(in millions)
Future operating lease obligations of Trusts’ railcars	$44.7	$43.0	$40.1	$41.9	$45.3	$253.6	$468.6
Future contractual minimum rental revenues of Trusts’ railcars	$62.7	$49.0	$38.3	$28.8	$18.5	$35.5	$232.8

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

Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to operating leases other than leases discussed above are as follows:

	2014	2015	2016	2017	2018	Thereafter	Total
	(in millions)
Future operating lease obligations	$12.8	$12.8	$12.7	$12.1	$12.0	$38.2	$100.6
Future contractual minimum rental revenues	$18.8	$13.8	$12.7	$9.5	$5.7	$8.8	$69.3

Operating lease obligations totaling $21.9 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries.

In December 2013, the Company entered into a strategic alliance with Element Financial Corporation ("Element"), a major equipment finance company in North America, to develop a diversified portfolio of up to $2.0 billion of leased railcars. Element is expected to acquire a portfolio of leased railcars primarily consisting of new railcars manufactured by the Company's Rail Group, existing railcars from TILC, as well as secondary market purchases. TILC acts as servicer of the Element-owned leased railcar fleet and receives fees accordingly. The initial sale of leased railcars with a total value of approximately $105.0 million closed in December 2013 with recorded revenue of $39.6 million while the second closing, with a total value of approximately $396.0 million, occurred in January 2014 with recorded revenue of $173.5 million. Both sales consisted of railcars from the Company's wholly-owned lease fleet.

Note 7. Derivative Instruments

We use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. For derivative instruments designated as hedges, the Company formally documents the relationship between the derivative instrument and the hedged item, as well as the risk management objective and strategy for the use of the derivative instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments, or forecasted transactions. At the time a derivative instrument is entered into, and at least quarterly thereafter, the Company assesses whether the derivative instrument is effective in offsetting the changes in fair value or cash flows of the hedged item. Any change in fair value resulting in ineffectiveness, as defined by accounting standards issued by the FASB, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in AOCL as a separate component of stockholders' equity and reclassified into earnings in the period during which the hedge transaction affects earnings. Trinity monitors its derivative positions and the credit ratings of its counterparties and does not anticipate losses due to counterparties' non-performance. See Note 3 Fair Value Accounting for discussion of how the Company valued its commodity hedges and interest rate swaps at December 31, 2013. See Note 11 Debt for a description of the Company's debt instruments.

Interest rate hedges

			Included in accompanying balance sheet at December 31, 2013
	Notional Amount	Interest Rate(1)	Liability	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(1.6)	$—
Promissory notes	$370.0	5.34%	$—	$4.1	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$12.9	$15.9
Open hedges:
TRIP Master Funding secured railcar equipment notes	$67.2	2.62%	$2.1	$0.9	$1.1
Promissory notes	$415.0	4.13%	$21.7	$20.0	$—

(1)	Weighted average fixed interest rate

	Effect on interest expense-increase/(decrease)
	Year Ended December 31,			Expected effect during next twelve months(1)
	2013	2012	2011
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$(0.3)	$(0.3)	$(0.4)	$(0.3)
Promissory notes	$3.1	$3.3	$3.5	$2.9
TRIP Holdings warehouse loan	$6.1	$6.0	$17.4	$5.1
Open hedges:
TRIP Master Funding secured railcar equipment notes	$1.8	$2.0	$1.1	$1.5
Promissory notes	$15.8	$18.4	$19.6	$15.7
(1)Based on the fair value of open hedges as of December 31, 2013

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

Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $5.1 million of additional interest expense expected to be recognized during the twelve months following December 31, 2013. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with a notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The effect on interest expense is primarily a result of monthly interest settlements.

See Note 11 Debt regarding the related debt instruments.

Other Derivatives

	Effect on operating income - increase/(decrease)
	Year Ended December 31,
	2013	2012	2011
	(in millions)
Fuel hedges(1)
Effect of mark-to-market valuation	$—	$0.4	$—
Settlements	—	—	0.4
	$—	$0.4	$0.4
Foreign exchange hedges(2)	$—	$(0.4)	$0.1

(1)	Included in cost of revenues in the accompanying consolidated statement of operations

(2)	Included in other, net in the accompanying consolidated statement of operations

Natural gas and diesel fuel
We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet as of December 31, 2013 for these instruments was not significant.

Foreign exchange hedge
We enter into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. These instruments are short term with quarterly maturities and no remaining balance in AOCL as of December 31, 2013.

Note 8. Property, Plant, and Equipment

The following table summarizes the components of property, plant, and equipment as of December 31, 2013 and 2012.

	December 31, 2013	December 31, 2012
	(in millions)
Manufacturing/Corporate:
Land	$44.2	$37.7
Buildings and improvements	463.2	431.0
Machinery and other	832.5	745.3
Construction in progress	79.0	46.1
	1,418.9	1,260.1
Less accumulated depreciation	(748.3)	(720.8)
	670.6	539.3
Leasing:
Wholly-owned subsidiaries:
Machinery and other	10.3	9.6
Equipment on lease	3,509.1	3,157.5
	3,519.4	3,167.1
Less accumulated depreciation	(554.8)	(468.4)
	2,964.6	2,698.7
Partially-owned subsidiaries:
Equipment on lease	1,887.2	1,661.0
Less accumulated depreciation	(202.1)	(153.8)
	1,685.1	1,507.2

Net deferred profit on railcars sold to the Leasing Group	(549.7)	(446.2)
	$4,770.6	$4,299.0

Certain prior year balances with respect to RIV 2013 have been reclassified as pertaining to a partially-owned subsidiary to conform to the 2013 presentation. See Note 5 Partially-Owned Leasing Subsidiaries.

We lease certain equipment and facilities under operating leases. Future minimum rent expense on non-Leasing Group leases in each year is (in millions): 2014 - $5.3; 2015 - $3.5; 2016 - $2.6; 2017 - $1.6; 2018 - $0.7; and $1.0 thereafter. See Note 6 Railcar Leasing and Management Services Group for information related to the lease agreements, future operating lease obligations, and future minimum rent expense associated with the Leasing Group.

We did not capitalize any interest expense as part of the construction of facilities and equipment during 2013 or 2012.

In May 2011 and May 2010, the Company's inland barge manufacturing facilities in Missouri and Tennessee, respectively, experienced floods that resulted in significant damage to Trinity's property and temporary disruption of its production activities. The Company is insured against losses due to property damage and business interruption subject to certain deductibles. With respect to the Missouri flood, Trinity received $35.0 million in payments from its insurance carriers of which $22.7 million pertained to the replacement of or repairs to damaged property, plant, and equipment with a net book value of $5.7 million, with the remainder pertaining primarily to the reimbursement of flood-related expenses and lost production. Accordingly, the Company recognized a gain of $0.4 million in 2012 and $17.0 million in 2011 from the disposition of the Missouri flood-damaged property, plant, and equipment. With respect to the Tennessee flood, Trinity received $27.5 million in payments from its insurance carrier of which $12.6 million pertained to the replacement of or repairs to damaged property, plant, and equipment with a net book value of $2.3 million, with the remainder pertaining primarily to the reimbursement of flood-related expenses. Accordingly, the Company recognized a gain of $0.6 million in 2011 and $9.7 million in 2010 from the disposition of the Tennessee flood-damaged property, plant, and equipment.

We estimate the fair market value of properties no longer in use based on the location and condition of the properties, the fair market value of similar properties in the area, and the Company's experience selling similar properties in the past. As of December 31, 2013, the Company had non-operating plants with a net book value of $24.3 million. Our estimated fair value of these assets exceeds their book value.

Note 9. Goodwill

Goodwill by segment is as follows:

	December 31, 2013	December 31, 2012
	(in millions)
Rail Group	$134.6	$122.5
Construction Products Group	126.9	105.2
Energy Equipment Group	14.9	10.9
Railcar Leasing and Management Services Group	1.8	1.8
	$278.2	$240.4

As of December 31, 2013 and 2012, the Company's annual impairment test of goodwill was completed at the reporting unit level and no additional impairment charges were determined to be necessary. As of December 31, 2013 and 2012, Rail Group goodwill is net of a 2009 impairment charge of $325.0 million.

The net increase in the Rail Group, Construction Products Group, and the Energy Equipment Group goodwill as of December 31, 2013 is primarily due to acquisition and divestiture activity during the twelve months ended December 31, 2013. See Note 2 Acquisitions and Divestitures.

Note 10. Warranties

The changes in the accruals for warranties for the years ended December 31, 2013, 2012, and 2011 are as follows:

	December 31, 2013	December 31, 2012	December 31, 2011
	(in millions)
Beginning balance	$12.5	$13.5	$13.2
Warranty costs incurred	(5.9)	(5.9)	(6.3)
Warranty originations and revisions	11.9	7.7	9.1
Warranty expirations	(3.8)	(2.8)	(2.5)
Ending balance	$14.7	$12.5	$13.5

Note 11. Debt

The following table summarizes the components of debt as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
	(in millions)
Corporate – Recourse:
Revolving credit facility	$—	$—
Convertible subordinated notes	450.0	450.0
Less: unamortized discount	(74.1)	(87.5)
	375.9	362.5
Other	0.9	1.2
	376.8	363.7
Leasing – Recourse:
Capital lease obligations	42.2	45.8
Term loan	—	48.6
	42.2	94.4
Total recourse debt	419.0	458.1

Leasing – Non-recourse:
Wholly-owned subsidiaries:
2006 secured railcar equipment notes	240.7	255.8
Promissory notes	396.1	424.1
2009 secured railcar equipment notes	199.0	209.2
2010 secured railcar equipment notes	326.9	341.5
TILC warehouse facility	152.0	173.6
	1,314.7	1,404.2
Partially-owned subsidiaries:
TRL 2012 secured railcar equipment notes - RIV 2013	499.3	333.8
TRIP Master Funding secured railcar equipment notes	756.8	797.7
TRIP Holdings senior secured notes:
Total outstanding	—	170.0
Less: owned by Trinity	—	(108.8)
	—	61.2
	1,256.1	1,192.7
Total non–recourse debt	2,570.8	2,596.9
Total debt	$2,989.8	$3,055.0

Corporate
We have a $425.0 million unsecured revolving credit facility that matures on October 20, 2016. As of December 31, 2013, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $68.7 million, leaving $356.3 million available for borrowing. Other than these letters of credit, there were no borrowings under our revolving credit facility as of December 31, 2013, or for the twelve month period then ended. Of the outstanding letters of credit as of December 31, 2013, a total of $68.5 million is expected to expire in 2014 and the remainder in 2015. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew each year. Trinity’s revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. As of December 31, 2013, we were in compliance with all such financial covenants. Borrowings under the credit facility bear interest at Libor plus 1.50% or prime plus 0.50%.

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

The Convertible Subordinated Notes are recorded net of unamortized discount to reflect their underlying economics by capturing the value of the conversion option as borrowing costs. As of December 31, 2013 and 2012, capital in excess of par value included $92.8 million related to the estimated value of the Convertible Subordinated Notes’ conversion options, in accordance with ASC 470-20. Debt discount recorded in the consolidated balance sheet is being amortized through June 1, 2018 to yield an effective annual interest rate of 8.42% based upon the estimated market interest rate for comparable non-convertible debt as of the issuance date of the Convertible Subordinated Notes. Total interest expense recognized on the Convertible Subordinated Notes for the years ended December 31, 2013, 2012, and 2011, is as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Coupon rate interest	$17.4	$17.4	$17.4
Amortized debt discount	13.4	12.3	11.3
	$30.8	$29.7	$28.7

Holders of the Convertible Subordinated Notes may convert their notes under the following circumstances: 1) if the daily closing price of our common stock is greater than or equal to 130% of the conversion price during 20 of the last 30 trading days of the preceding calendar quarter; 2) upon notice of redemption; or 3) upon the occurrence of specified corporate transactions pursuant to the terms of the Indenture. Upon conversion, the Company is required to pay cash up to the aggregate principal amount of the Convertible Subordinated Notes to be converted. Any conversion obligation in excess of the aggregate principal amount of the Convertible Subordinated Notes to be converted may be settled in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election. The conversion price, which is subject to adjustment upon the occurrence of certain events, was $50.78 per share as of December 31, 2013. The Convertible Subordinated Notes were not subject to conversion as of December 31, 2013. See Note 17 Earnings Per Common Share for an explanation of the effects of the Convertible Subordinated Notes on earnings per share. The Company has not entered into any derivatives transactions associated with these notes.

Wholly-owned leasing subsidiaries
In May 2006, Trinity Rail Leasing V, L.P., a limited partnership (“TRL V”) and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC issued $355.0 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2006-1A (the “2006 Secured Railcar Equipment Notes”), of which $240.7 million was outstanding as of December 31, 2013. The 2006 Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated May 24, 2006, between TRL V and Wilmington Trust Company, as indenture trustee. The 2006 Secured Railcar Equipment Notes bear interest at a fixed rate of 5.90% per annum, are payable monthly, and have a final maturity of May 14, 2036. The 2006 Secured Railcar Equipment Notes are obligations of TRL V and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL V.

In May 2008, Trinity Rail Leasing VI LLC, a Delaware limited liability company (“TRL VI”), a limited purpose, indirect wholly-owned subsidiary of Trinity, issued $572.2 million of 30-year promissory notes (the “Promissory Notes”) to financial institutions, of which $396.1 million was outstanding as of December 31, 2013. The Promissory Notes are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL VI. The Promissory Notes are obligations of TRL VI and are non-recourse to Trinity. The Promissory Notes bear interest at a floating rate of one-month Libor plus a margin of 1.50%. The Libor portion of the interest rate on the Promissory Notes is fixed at 4.13% for the first seven years from the date of issuance of the Promissory Notes through interest rate swaps. The interest rate margin on the Promissory Notes will increase by 0.50% on each of the seventh and eighth anniversary dates of the issuance of the Promissory Notes, and by an additional 2.00% on the tenth anniversary date of the issuance of the Promissory Notes. The Promissory Notes may be prepaid at any time.

In November 2009, Trinity Rail Leasing VII LLC, a Delaware limited liability company (“TRL VII”), a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $238.3 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2009-1 (“the 2009 Secured Railcar Equipment Notes”), of which $199.0 million was outstanding as of December 31, 2013. The 2009 Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated November 5, 2009 between TRL VII and Wilmington Trust Company, as indenture trustee. The 2009 Secured Railcar Equipment Notes bear interest at a fixed rate of 6.66% per annum, are payable monthly, and have a final maturity date of November 16, 2039. The 2009 Secured Railcar Equipment Notes are obligations of TRL VII and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL VII.

In October 2010, Trinity Rail Leasing 2010 LLC, a Delaware limited liability company ("TRL 2010"), a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $369.2 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2010-1 (“2010 Secured Railcar Equipment Notes"), of which $326.9 million was outstanding as of December 31, 2013. The 2010 Secured Railcar Equipment Notes were issued pursuant to an Indenture, dated as of October 25, 2010 between TRL 2010 and Wilmington Trust Company, as indenture trustee. The 2010 Secured Railcar Equipment Notes bear interest at a fixed rate of 5.19%, are payable monthly, and have a stated final maturity date of October 16, 2040. The 2010 Secured Railcar Equipment Notes are obligations of TRL 2010 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL 2010.

The $475.0 million TILC warehouse loan facility, established to finance railcars owned by TILC, had $152.0 million outstanding and $323.0 million available as of December 31, 2013. The warehouse loan is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 1.93% at December 31, 2013. In June 2013, the warehouse loan facility was renewed and extended through June 2015. Amounts outstanding at maturity, absent renewal, will be payable in three installments in December 2015, June 2016, and December 2016.

In 2009, the Company entered into a seven-year $61.0 million term loan agreement and capital lease obligations totaling $56.6 million. The Company's term loan agreement was repaid in full in March 2013. The capital lease obligations are guaranteed by the Company and secured by railcar equipment and related leases.

Partially-owned leasing subsidiaries
In June 2007, TRIP Leasing entered into a $1.19 billion Warehouse Loan Agreement which contained a floating rate revolving facility (the “TRIP Warehouse Loan”). In July 2011, TRIP Holdings issued $175.0 million in Senior Secured Notes (the “TRIP Holdings Senior Secured Notes”) and TRIP Master Funding, a Delaware limited liability company and limited purpose, wholly-owned subsidiary of TRIP Holdings, issued $857.0 million in Secured Railcar Equipment Notes (the “TRIP Master Funding Secured Railcar Equipment Notes”). The proceeds from the TRIP Holdings Senior Secured Notes and the TRIP Master Funding Secured Railcar Equipment Notes were primarily used by TRIP Master Funding to purchase all of the railcar equipment owned by TRIP Leasing which, in turn, repaid the TRIP Warehouse Loan in full. The TRIP Holdings Senior Secured Notes were repaid in full in May 2013. See Note 5 Partially-Owned Leasing Subsidiaries for further explanation.

The TRIP Master Funding Secured Railcar Equipment Notes were issued pursuant to an Indenture, dated July 6, 2011 between TRIP Master Funding and Wilmington Trust Company, as indenture trustee, with a final maturity date in July 2041. The TRIP Master Funding Secured Railcar Equipment Notes consist of three classes with the Class A-1a notes bearing interest at 4.37%, the Class A-1b notes bearing interest at Libor plus 2.50%, and the Class A-2 notes bearing interest at 6.02%, all payable monthly. The TRIP Master Funding Secured Railcar Equipment Notes are non-recourse to Trinity, TILC, and the other equity investors in TRIP Holdings and are secured by TRIP Master Funding's portfolio of railcars and operating leases thereon, its cash reserves, and all other assets owned by TRIP Master Funding. As of December 31, 2013, there were $157.9 million, $89.3 million, and $509.6 million of Class A-1a, Class A-1b, and of Class A-2 notes outstanding, respectively.

In December 2012, Trinity Rail Leasing 2012 LLC, a Delaware limited liability company ("TRL 2012"), a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $145.4 million in aggregate principal amount of Series 2012-1 Class A-1 Secured Railcar Equipment Notes (the "2012 Class A-1 Notes") and $188.4 million in aggregate principal amount of Series 2012-1 Class A-2 Secured Railcar Equipment Notes (the "2012 Class A-2 Notes") and collectively with the 2012 Class A-1 Notes, the "2012 Secured Railcar Equipment Notes", of which $130.2 million and $188.4 million, respectively, were outstanding as of December 31, 2013. The 2012 Class A-1 Notes and the 2012 Class A-2 notes were issued pursuant to an Indenture, dated as of December 19, 2012 between TRL 2012 and Wilmington Trust Company, as indenture trustee. The 2012 Class A-1 Notes bear interest at a fixed rate of 2.27%, are payable monthly, and have a stated final maturity date of January 15, 2043. The 2012 Class A-2 Notes bear interest at a fixed rate of 3.53%, are payable monthly, and have a stated final maturity date of January 15, 2043. In May 2013, TRL 2012 became a subsidiary of one of the Company's partially-owned subsidiaries, RIV 2013. See Note 5 Partially-Owned Leasing Subsidiaries for further explanation.

In August 2013, TRL 2012 issued $183.4 million in aggregate principal amount of Series 2013-1 Secured Railcar Equipment Notes pursuant to the Master Indenture between TRL 2012 and Wilmington Trust Company, as indenture trustee, with regard to the 2012 Secured Railcar Equipment Notes, of which $180.7 million was outstanding as of December 31, 2013. The 2013-1 Secured Railcar Equipment Notes bear interest at a fixed rate of 3.9%, are payable monthly, and have a stated final maturity date of July 15, 2043.

The 2012 Secured Railcar Equipment Notes and, collectively with the 2013-1 Secured Railcar Equipment Notes, the "TRL 2012 Secured Railcar Equipment Notes", are obligations of TRL 2012 and are non-recourse to Trinity, TILC, and the other equity investors in RIV 2013. The obligations are secured by TRL 2012's portfolio of railcars and operating leases thereon, its cash reserves, and all other assets owned by TRL 2012.

The remaining principal payments under existing debt agreements as of December 31, 2013 are as follows:

	2014	2015	2016	2017	2018	Thereafter
	(in millions)
Recourse:
Corporate	$0.2	$0.2	$0.2	$0.3	$—	$450.0
Leasing – capital lease obligations (Note 6)	3.1	3.3	3.5	3.7	28.6	—
Non-recourse – leasing (Note 6):
2006 secured railcar equipment notes	16.9	18.6	21.9	24.0	25.4	133.9
Promissory notes	23.9	21.7	350.5	—	—	—
2009 secured railcar equipment notes	9.9	9.6	6.5	6.3	6.5	160.2
2010 secured railcar equipment notes	14.0	15.3	15.0	13.7	10.0	258.9
TILC warehouse facility - facility termination payments	—	50.7	101.3	—	—	—
TRL 2012 secured railcar equipment notes - RIV 2013	25.0	23.5	22.6	23.1	23.4	381.7
TRIP Master Funding secured railcar equipment notes	40.1	35.7	29.3	20.4	19.9	611.4
Total principal payments	$133.1	$178.6	$550.8	$91.5	$113.8	$1,996.1

Note 12. Other, Net

Other, net (income) expense consists of the following items:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Foreign currency exchange transactions	$0.3	$(2.3)	$3.1
Gain on equity investments	(0.3)	(0.4)	(0.6)
Other	(2.8)	(1.6)	1.5
Other, net	$(2.8)	$(4.3)	$4.0

Other for the years ended December 31, 2013, 2012, and 2011 includes $1.7 million and $0.3 million in income and $2.4 million in expense, respectively, related to the change in fair value of certain equity repurchase agreements with an investor in TRIP Holdings. See Note 3 Fair Value Accounting and Note 5 Partially-Owned Leasing Subsidiaries.

Note 13. Income Taxes

The components of the provision for income taxes from continuing operations are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Current:
Federal	$141.8	$(5.7)	$20.8
State	13.7	7.0	5.5
Foreign	3.1	6.4	5.4
Total current	158.6	7.7	31.7
Deferred:
Federal	44.3	126.6	62.2
State	2.3	3.2	1.3
Foreign	(0.8)	(3.5)	(3.0)
Total deferred	45.8	126.3	60.5
Provision	$204.4	$134.0	$92.2

The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. Federal income tax rate and the Company’s effective income tax rate on income from continuing operations:

	Year Ended December 31,
	2013	2012	2011
Statutory rate	35.0%	35.0%	35.0%
State taxes	2.1	2.0	2.1
Domestic production activities deduction	(1.4)	—	—
Noncontrolling interest in partially-owned subsidiaries	(0.9)	—	—
Tax assessments and settlements	—	(0.6)	—
Changes in valuation allowance and reserves	(0.8)	(1.4)	0.4
Other, net	0.6	(0.3)	1.1
Effective rate	34.6%	34.7%	38.6%

Income from continuing operations before income taxes for the years ended December 31, 2013, 2012, and 2011 was $571.2 million, $376.3 million, and $225.9 million, respectively, for U.S. operations, and $19.3 million, $9.6 million, and $13.1 million, respectively, for foreign operations, principally Mexico. The Company provides deferred income taxes on the un-repatriated earnings of its foreign operations where it results in a deferred tax liability. Our effective tax rate reflects the current tax benefit available for U.S. manufacturing activity.

In May 2013, TRIP Holdings and RIV 2013 elected to be treated as partnerships for income tax purposes and consequently no income tax expense has been provided with respect to income earned after this election attributable to the noncontrolling interests. See Note 5 Partially-Owned Leasing Subsidiaries for a further explanation of activities with respect to TRIP Holdings and RIV 2013.

During 2013, after the filing of its 2012 Federal income tax return, the Company determined that it would utilize previously reserved foreign tax credits on our 2013 Federal income tax return which were due to expire in 2014-2016. Accordingly, the related $6.4 million valuation allowance was reversed and recorded as an income tax benefit during 2013. During the year ended December 31, 2013, the Company completed a review of its state tax filing positions based upon its current operational footprint. As a result of this review, we recorded a charge of $5.1 million in order to adjust our net overall deferred tax liability based upon our current state tax filing responsibilities.

Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax liabilities and assets are as follows:

	December 31,
	2013	2012
	(in millions)
Deferred tax liabilities:
Depreciation, depletion, and amortization	$668.9	$887.6
Derivatives	—	12.4
Accrued liabilities and other	48.3	—
Convertible debt	105.4	96.5
Total deferred tax liabilities	822.6	996.5
Deferred tax assets:
Workers compensation, pensions, and other benefits	61.3	52.4
Warranties and reserves	13.8	15.6
Equity items	33.4	81.5
Tax loss carryforwards and credits	27.5	249.7
Inventory	18.8	17.9
Accrued liabilities and other	—	3.9
Total deferred tax assets	154.8	421.0
Net deferred tax liabilities before valuation allowance	667.8	575.5
Valuation allowance	10.2	19.7
Net deferred tax liabilities before reserve for uncertain tax positions	678.0	595.2
Deferred tax assets included in reserve for uncertain tax positions	(38.6)	(39.4)
Adjusted net deferred tax liabilities	$639.4	$555.8

During the year ended December 31, 2013, the Company utilized $63.9 million in Federal consolidated net operating loss carryforwards and all of its foreign tax credit carryforwards of $42.2 million. As a result of a 2013 election to treat TRIP Holdings as a partnership for tax purposes, TRIP Holdings utilized its $439.7 million Federal tax operating loss carryforward during 2013. At December 31, 2013, the Company had $39.4 million of Federal consolidated net operating loss carryforwards and $5.2 million of tax-effected state loss carryforwards remaining. The majority of the Federal net operating loss carryforwards were acquired as part of an acquisition of a company in 2010 and are subject to limitations on the amount that can be utilized in any one tax year. The Federal net operating loss carryforwards are due to expire between 2028 and 2029. We have established a valuation allowance for Federal, state, and foreign tax operating losses and credits which we have estimated may not be realizable.

Taxing authority examinations
During the year ended December 31, 2012, we settled our audit with the Internal Revenue Service ("IRS") for the 2004-2005 tax years. As a result of closing this audit, we recognized a $3.5 million tax benefit, primarily related to favorable claims filed and approved by the IRS in the final audit settlement. Additionally, we recognized a tax benefit of $4.4 million due to the release of net tax reserves primarily as a result of certain state tax issues where the statute of limitations had lapsed.

The IRS field work for our 2006-2008 audit cycle has concluded and all issues, except for transfer pricing, have been agreed upon and tentatively settled. The transfer pricing issue has been appealed and we are working with both the U.S. and Mexican taxing authorities to coordinate taxation in a formal mutual agreement process (“MAP”). On September 30, 2013, we received the revenue agent report for the 2009-2011 audit cycle. All issues have been concluded and agreed to except for transfer pricing issues. These issues have been appealed and we have requested they be addressed in the same MAP of the 2006-2008 cycle. At this time, we cannot determine when the 2006-2008 or the 2009-2011 cycle will close and all issues formally settled.

We have various subsidiaries in Mexico that file separate tax returns and are subject to examination by taxing authorities at different times. The 2007 tax year of one of our Mexican subsidiaries is still under review for transfer pricing purposes only, and its statute of limitations remains open through the later of the resolution of the MAP or August 2017. The remaining entities are generally open for their 2008 tax years and forward.

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

Unrecognized tax benefits
The change in unrecognized tax benefits for the years ended December 31, 2013, 2012, and 2011 was as follows:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Beginning balance	$48.7	$52.5	$36.8
Additions for tax positions related to the current year	4.8	4.1	3.8
Additions for tax positions of prior years	2.8	—	16.4
Reductions for tax positions of prior years	—	(1.1)	(0.1)
Settlements	(0.3)	(3.4)	(3.5)
Expiration of statute of limitations	(1.0)	(3.4)	(0.9)
Ending balance	$55.0	$48.7	$52.5

Additions for tax positions related to the current year for 2013 and 2012 were amounts provided for tax positions taken for Federal, state, and Mexican income tax purposes. Additions for tax positions related to the current year for 2011 were amounts provided for tax positions previously taken in foreign jurisdictions and tax positions taken for Federal and state income tax purposes as well as deferred tax liabilities that have been reclassified to uncertain tax positions.

Additions for tax positions of prior years in the amount of $2.8 million and recorded in the current year, were for Federal, state, and Mexican tax positions taken on the prior year tax returns which the taxing authorities have previously identified. Additions for tax positions of prior years for 2011 were primarily due to Federal tax positions taken on prior year returns where the IRS proposed an adjustment that was not previously reserved. A corresponding deferred tax asset was recorded for uncertain tax positions where a future deduction will be allowed.

The reduction in tax positions of prior years of $1.1 million for the twelve months ended December 31, 2012, was primarily related to new guidance issued in March 2012 by the IRS regarding the capitalization of fixed assets as well as state taxes. Settlements during the twelve months ended December 31, 2013 relate to settled positions with the IRS for one of our subsidiaries as well as settled positions with Mexican taxing authorities in the settlement of the 2003 exam. Settlements during 2012 primarily related to the settlement of our 2004-2005 IRS audit as well as the related impact on state tax returns. Settlements during 2011 primarily related to an audit of a separate tax return of our Swiss subsidiary. The expiration of statute of limitations relates to state taxes where the statute of limitations has closed.

The total amount of unrecognized tax benefits including interest and penalties at December 31, 2013 and 2012, that would affect the Company’s overall effective tax rate if recognized was $13.8 million and $13.2 million, respectively. There is a reasonable possibility that unrecognized Federal and state tax benefits will decrease by $3.6 million by December 31, 2014 due to settlements and lapses in statutes of limitations for assessing tax. During 2013, we entered into an agreement with the IRS to extend the statute of limitations to assess tax on our 2006-2008 tax years. Thus, items that were previously expected to settle during 2013 are now expected to settle during 2014.

Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of December 31, 2013 and 2012 was $10.8 million and $10.3 million, respectively. Income tax expense for the years ended December 31, 2013, 2012, and 2011 included an increase of $0.5 million, a decrease of $3.0 million, and an increase of $2.1 million, respectively, with regard to interest expense and penalties related to uncertain tax positions.

Note 14. Employee Retirement Plans

The Company sponsors defined benefit plans and defined contribution profit sharing plans that provide retirement income and death benefits for eligible employees. The annual measurement date of the benefit obligations, fair value of plan assets, and funded status is December 31.

Actuarial Assumptions

	Year Ended December 31,
	2013	2012	2011
Assumptions used to determine benefit obligations at the annual measurement date were:
Obligation discount rate	5.22%	4.25%	5.40%
Compensation increase rate	4.00%	4.00%	3.00%
Assumptions used to determine net periodic benefit costs were:
Obligation discount rate	4.25%	5.40%	5.90%
Long-term rate of return on plan assets	7.75%	7.75%	7.75%
Compensation increase rate	4.00%	3.00%	3.00%

The obligation discount rate assumption is determined by deriving a single discount rate from a theoretical settlement portfolio of high quality corporate bonds sufficient to provide for the plans' projected benefit payments. The expected long-term rate of return on the plans' assets is an assumption reflecting the anticipated weighted average rate of earnings on the portfolio over the long-term. To arrive at this rate, we developed estimates based upon the anticipated performance of the plans' assets. The compensation increase rate pertains solely to the pension plan of the Company's Inland Barge segment as the accrued benefits of the Company's remaining pension plans were frozen in 2009.

Components of Net Retirement Cost

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Expense Components
Service cost	$1.1	$0.9	$0.8
Interest	18.5	19.4	19.6
Expected return on plan assets	(26.6)	(22.9)	(22.8)
Amortization of actuarial loss	4.9	3.2	1.8
Prior service cost	0.1	0.1	0.1
Defined benefit expense	(2.0)	0.7	(0.5)
Profit sharing	12.3	11.9	9.3
Net expense	$10.3	$12.6	$8.8

Obligations and Funded Status

	Year Ended December 31,
	2013	2012
	(in millions)
Accumulated Benefit Obligations	$392.1	$442.5
Projected Benefit Obligations:
Beginning of year	$442.5	$364.8
Service cost	1.1	0.9
Interest	18.5	19.4
Benefits paid	(15.8)	(13.3)
Actuarial (gain)/loss	(54.2)	70.7
End of year	$392.1	$442.5
Plans' Assets:
Beginning of year	$340.1	$290.6
Actual return on assets	56.0	45.5
Employer contributions	18.9	17.3
Benefits paid	(15.8)	(13.3)
End of year	$399.2	$340.1

Consolidated Balance Sheet Components:
Other assets	$17.8	$—
Accrued liabilities	(10.7)	(102.4)
Net funded status	$7.1	$(102.4)
Percent of projected benefit obligations funded	101.8%	76.9%
None of the plans' assets are expected to be returned to us during the year ending December 31, 2014.

Amounts Recognized in Other Comprehensive Income (Loss)

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Actuarial gain (loss)	$83.7	$(48.1)	$(47.3)
Amortization of actuarial loss	4.9	3.2	1.7
Amortization of prior service cost	0.1	0.1	0.1
Total before income taxes	88.7	(44.8)	(45.5)
Income tax expense (benefit)	32.9	(16.7)	(16.9)
Net amount recognized in other comprehensive income (loss)	$55.8	$(28.1)	$(28.6)

Included in AOCL at December 31, 2013 were the following amounts that have not been recognized in net periodic pension cost: prior service cost of $0.1 million ($0.1 million net of related income taxes) and unrecognized actuarial losses of $68.3 million ($42.9 million net of related income taxes).

Actuarial loss included in AOCL and expected to be recognized in net periodic pension cost for the year ended December 31, 2014 is $1.3 million ($0.8 million net of related income taxes).

Plan Assets
The estimated fair value of the plans' assets at December 31, 2013 and 2012, indicating input levels used to determine fair value, and the range of target asset allocations are as follows:

	Target Allocation	December 31, 2013	December 31, 2012
Cash and cash equivalents		2%	1%
Equity securities	60-80%	73	73
Debt securities	20-40%	25	26
Total		100%	100%

	Fair Value Measurement as of December 31, 2013
	(in millions)
	Level 1	Level 2	Level 3	Total

Temporary cash investments	$7.0	$—	$—	$7.0
Common trust funds	—	392.2	—	392.2
	$7.0	$392.2	$—	$399.2

	Fair Value Measurement as of December 31, 2012
	(in millions)
	Level 1	Level 2	Level 3	Total

Temporary cash investments	$3.3	$—	$—	$3.3
Common trust funds	—	336.8	—	336.8
	$3.3	$336.8	$—	$340.1

The Company's pension plan investment strategies have been developed as part of a comprehensive asset/liability management process that considers the relationship between both the assets and liabilities of the plans. These strategies consider not only the expected risk and returns on the plans' assets, but also the actuarial projections of liabilities, projected contributions, and funded status. The equity allocation is heavily weighted toward U.S. equities. There is also a lesser exposure to international equities and domestic real estate investment trusts. The fixed income allocation is weighted toward domestic long duration bonds. There is also a lesser exposure to U.S. high yield and emerging market sovereign debt. This asset mix is designed to meet the longer-term obligations of the plans as projected by actuarial studies.

The principal pension investment strategies include asset allocation and active asset management within approved guidelines. The range of target asset allocations has been determined after giving consideration to the expected returns of each asset category, the expected performance of each asset category, the volatility of the asset returns over time, and the complementary nature of the asset mix within the portfolio. Each asset category is managed by external money managers with the objective of generating returns that exceed market-based benchmarks.

The pension plans' assets are valued at fair value. The following is a description of the valuation methodologies used in determining fair value, including the general classification of such instruments pursuant to the valuation hierarchy as described further in Note 3 Fair Value Accounting.

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

Cash Flows
Employer contributions for the year ending December 31, 2014 are expected to be $15.3 million for the defined benefit plans compared to $18.9 million contributed during 2013. Employer contributions to the 401(k) plans and the Supplemental Profit Sharing Plan for the year ending December 31, 2014 are expected to be $12.5 million compared to $11.7 million, $9.3 million, and $8.2 million during 2013, 2012, and 2011, respectively.

Benefit payments for the Company's defined benefit plans expected to be paid during the next ten years are as follows:

Years ending December 31,
(in millions)
2014	$17.0
2015	18.1
2016	19.3
2017	20.5
2018	21.7
2019-2023	127.9

Participants in the Pension Plans are eligible to receive future retirement benefits through a company-funded annual retirement contribution provided through the Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates. The contribution ranges from one to three percent of eligible compensation based on service. Both the annual retirement contribution and the company matching contribution are discretionary, requiring board approval, and are made annually with the investment of the funds directed by the participants.

Note 15. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the twelve months ended December 31, 2013, 2012, and 2011 are as follows:

	Currency translation adjustments	Unrealized loss on derivative financial instruments	Net actuarial gains/(losses) of defined benefit plans	Accumulated Other Comprehensive Loss
	(in millions)
Balances at December 31, 2010	$(17.1)	$(36.3)	$(42.1)	$(95.5)
Other comprehensive loss before reclassifications	—	(3.9)	(29.8)	(33.7)
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $-, $2.3, $0.6, and $2.9	—	4.1	1.2	5.3
Less: noncontrolling interest	—	(0.1)	—	(0.1)
Other comprehensive income (loss)	—	0.1	(28.6)	(28.5)
Reclassification of purchase of additional interest in TRIP Holdings	—	(15.5)	—	(15.5)
Tax expense allocation related to TRIP Holdings unrealized loss on derivative financial instruments	—	5.5	—	5.5
Balances at December 31, 2011	(17.1)	(46.2)	(70.7)	(134.0)
Other comprehensive income (loss) before reclassifications	—	7.2	(30.3)	(23.1)
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $0.4, $3.2, $1.1, and $4.7	0.6	5.8	2.2	8.6
Less: noncontrolling interest	—	(1.6)	—	(1.6)
Other comprehensive income (loss)	0.6	11.4	(28.1)	(16.1)
Balances at December 31, 2012	(16.5)	(34.8)	(98.8)	(150.1)
Other comprehensive income before reclassifications	—	0.8	52.7	53.5
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $-, $8.7, $1.9, and $10.6	—	18.1	3.1	21.2
Less: noncontrolling interest	—	(4.2)	—	(4.2)
Other comprehensive income	—	14.7	55.8	70.5
Sale of interests in partially-owned leasing subsidiaries	—	13.2	—	13.2
Repurchase of interests in partially-owned leasing subsidiary	—	(11.8)	—	(11.8)
Balances at December 31, 2013	$(16.5)	$(18.7)	$(43.0)	$(78.2)
See Note 7 Derivative Instruments for information on the reclassification of amounts in accumulated other comprehensive loss into earnings. Reclassifications of unrealized before-tax losses on derivative financial instruments are included in interest expense in the consolidated statements of operations. Approximately $4.0 million, $2.7 million, and $1.5 million of the before-tax reclassification of net actuarial gains/(losses) of defined benefit plans are included in cost of revenues with the remainder included in selling, engineering, and administrative expenses in the consolidated statements of operations for the years ended December 31, 2013, 2012, and 2011, respectively.

Note 16. Stock-Based Compensation

The Company's 2004 Second Amended and Restated Stock Option and Incentive Plan (the "Plan”) provides for awarding 7,600,000 (adjusted for stock splits) shares of common stock plus (i) shares covered by forfeited, expired, and canceled options granted under prior plans; and (ii) shares tendered as full or partial payment for the purchase price of an award or to satisfy tax withholding obligations. At December 31, 2013, a total of 1,939,736 shares were available for issuance. The Plan provides for the granting of nonqualified and incentive stock options having maximum ten-year terms to purchase common stock at its market value on the award date; stock appreciation rights based on common stock fair market values with settlement in common stock or cash; restricted stock awards; restricted stock units; and performance awards with settlement in common stock or cash on achievement of specific business objectives. Under previous plans, nonqualified and incentive stock options, restricted shares, and restricted stock units were granted at their fair market values. Options become exercisable in various percentages over periods ranging up to five years.

The cost of employee services received in exchange for awards of equity instruments are referred to as share-based payments and are based on the grant date fair-value of those awards. Stock-based compensation includes compensation expense, recognized over the applicable vesting periods, for both new share-based awards and share-based awards granted prior to, but not yet vested, as of January 1, 2006. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options granted to employees. Stock-based compensation totaled $44.5 million, $28.3 million, and $23.5 million for the years ended December 31, 2013, 2012, and 2011, respectively.

The income tax benefit related to stock-based compensation expense was $15.6 million, $6.4 million, and $10.0 million for the years ended December 31, 2013, 2012, and 2011, respectively. The Company has presented excess tax benefits from the exercise of stock-based compensation awards as a financing activity in the consolidated statements of cash flows.

Stock Options
Expense related to stock options issued to eligible employees under the Plan is recognized over their vesting period on a straight- line basis. Stock options generally vest over five years and have contractual terms of ten years.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
				(in millions)
Options outstanding at December 31, 2012	233,985	$16.78
Granted	—	—
Exercised	(152,783)	$16.23
Cancelled	—	—
Options outstanding at December 31, 2013	81,202	$17.80	3.3	$3.0

Options exercisable:
December 31, 2012	233,985	$16.78	4.1	$4.5
December 31, 2013	81,202	$17.80	3.3	$3.0

At December 31, 2013, there was no unrecognized compensation expense related to stock options. The intrinsic value of options exercised totaled $4.4 million, $6.6 million, and $3.6 million during fiscal years 2013, 2012, and 2011, respectively.

Restricted Stock
Restricted share awards consist of restricted stock, restricted stock units, and performance units. Restricted stock and restricted stock units generally vest for periods ranging from one to fifteen years from the date of grant. Certain restricted stock and restricted stock units vest in their entirety upon the employee's retirement from the Company, the employee's reaching the age of 65, or when the employee's age plus years of vested service equal 80. Restricted stock units issued to non-employee directors under the Plan vest on the grant date or on the first business day immediately preceding the next Annual Meeting of Stockholders and are released upon completion of the directors' service to the Company. Expense related to restricted stock and restricted stock units issued to eligible employees under the Plan is recognized ratably over the vesting period or to the date on which retirement eligibility is achieved, if shorter. Performance units are granted to employees based upon a target level, however, depending upon the achievement of certain specified goals during the performance period, performance units may be adjusted to a level ranging between 0% and 200% of the target level. The performance units vest upon certification by the Human Resources Committee of the Board of Directors of the achievement of the specified performance goals. Expense related to performance units is recognized ratably from their award date to the end of the performance period, generally either two or three years.

	Number of Restricted Share Awards	Weighted Average Fair Value per Award
Restricted share awards outstanding at December 31, 2012	3,301,371	$27.82
Granted	1,435,653	41.52
Vested	(729,782)	25.95
Forfeited	(102,190)	30.02
Restricted share awards outstanding at December 31, 2013	3,905,052	$32.99

At December 31, 2013, unrecognized compensation expense related to restricted share awards totaled $86.9 million which will be recognized over a weighted average period of 3.8 years. The total fair value of shares vested and released during fiscal years 2013, 2012, and 2011 was $29.9 million, $16.9 million, and $23.3 million, respectively. The weighted average fair value of restricted share awards granted during 2013, 2012, and 2011 was $41.52, $29.44, and $34.21 per share, respectively.

Note 17. Earnings Per Common Share

Basic net income attributable to Trinity Industries, Inc. per common share is computed by dividing net income attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted net income attributable to Trinity per common share includes 1) the net impact of unvested restricted shares and shares that could be issued under outstanding stock options and 2) the incremental shares calculated by dividing the value of the conversion obligation in excess of the Convertible Subordinated Notes' aggregate principal amount by the average price of the Company's common stock during the period. The effect of the Convertible Subordinated Notes was antidilutive for the years ended December 31, 2013, 2012, and 2011. See Note 11 Debt for further explanation of the Company's Convertible Subordinated Notes. Total weighted average restricted shares and antidilutive stock options were 3.5 million shares, 3.1 million shares, and 3.0 million shares, for the years ended December 31, 2013, 2012, and 2011, respectively.

The computation of basic and diluted net income attributable to Trinity Industries, Inc. follows.

	Year Ended December 31, 2013
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income from continuing operations	$386.1
Less: net income from continuing operations attributable to noncontrolling interest	16.9
Net income from continuing operations attributable to Trinity Industries, Inc.	369.2
Unvested restricted share participation	(12.0)
Net income from continuing operations attributable to Trinity Industries, Inc. – basic	357.2	76.4	$4.68
Effect of dilutive securities:
Stock options	—	0.1
Net income from continuing operations attributable to Trinity Industries, Inc. – diluted	$357.2	76.5	$4.67

Net income from discontinued operations, net of taxes	$6.3
Unvested restricted share participation	(0.2)
Net income from discontinued operations, net of taxes – basic	6.1	76.4	$0.08
Effect of dilutive securities:
Stock options	—	0.1
Net income from discontinued operations, net of taxes – diluted	$6.1	76.5	$0.08

	Year Ended December 31, 2012
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income from continuing operations	$251.9
Less: net loss from continuing operations attributable to noncontrolling interest	(1.5)
Net income from continuing operations attributable to Trinity Industries, Inc.	253.4
Unvested restricted share participation	(7.7)
Net income from continuing operations attributable to Trinity Industries, Inc. – basic	245.7	77.3	$3.18
Effect of dilutive securities:
Stock options	—	0.2
Net income from continuing operations attributable to Trinity Industries, Inc. – diluted	$245.7	77.5	$3.17

Net income from discontinued operations, net of taxes	$1.8
Unvested restricted share participation	(0.1)
Net income from discontinued operations, net of taxes – basic	1.7	77.3	$0.02
Effect of dilutive securities:
Stock options	—	0.2
Net income from discontinued operations, net of taxes – diluted	$1.7	77.5	$0.02

	Year Ended December 31, 2011
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income from continuing operations	$146.8
Less: net income from continuing operations attributable to noncontrolling interest	3.5
Net income from continuing operations attributable to Trinity Industries, Inc.	143.3
Unvested restricted share participation	(5.0)
Net income from continuing operations attributable to Trinity Industries, Inc. – basic	138.3	77.5	$1.78
Effect of dilutive securities:
Stock options	—	0.3
Net income from continuing operations attributable to Trinity Industries, Inc. – diluted	$138.3	77.8	$1.78

Net loss from discontinued operations, net of taxes	$(1.1)
Unvested restricted share participation	—
Net loss from discontinued operations, net of taxes – basic	(1.1)	77.5	$(0.01)
Effect of dilutive securities:
Stock options	—	0.3
Net loss from discontinued operations, net of taxes – diluted	$(1.1)	77.8	$(0.01)

Note 18. Commitments and Contingencies

Highway Products Litigation
As previously reported, on January 28, 2013, the Company was advised that the United States filed a “Notice of Election to Decline Intervention” in a False Claims Act (Qui Tam) complaint filed under seal on March 6, 2012 in the United States District Court for the Eastern District of Texas, Marshall Division styled JOSHUA HARMAN, on behalf of the UNITED STATES OF AMERICA, PLAINTIFF/Relator (“Mr. Harman”) v. TRINITY INDUSTRIES, INC., DEFENDANT, Case 2:12-cv-00089-JRG. Although the Company did not receive service of process with respect to the Original Complaint, the Company was served with Mr. Harman's Amended Complaint on May 17, 2013. Mr. Harman alleges that the Company presented false or fraudulent claims, records or statements to the United States to obtain payment or approval related to the Company's ET-Plus guardrail end-terminal, and seeks damages equaling the cost to recall and replace all installations of the ET-Plus trebled, plus civil penalties, costs, and interest. The Company notes that since its introduction in 2000, including all improvement modifications thereafter, the ET-Plus has satisfied the testing criteria required by the governing National Cooperative Highway Research Program Report 350 and the product approval requirements of the Federal Highway Administration. The Company intends to vigorously defend against Mr. Harman's allegations which will likely result in certain legal expenses. We do not believe that a loss is probable nor can a range of losses be determined. Accordingly, no accrual or range of loss has been included in the accompanying consolidated financial statements.

Train Derailment
The Company has been named as a respondent in litigation filed July 15, 2013 in Superior Court, Province of Quebec, District of Saint-Francois, styled Yannick Gagne and Guy Ouellet vs. Rail World, Inc., et al. The Company has also been named as a defendant in multiple cases filed by the estates of decedents beginning August 14, 2013 in the Circuit Court of Cook County, Illinois. These cases seek damages for alleged wrongful death and property damage arising from the July 2013 derailment in Lac-Mégantic, Quebec, of a unit train transporting certain types of crude oil. The litigation filed in Quebec is seeking “class” status which, if certified, could lead to multiple individuals and business entities becoming class members. The Company’s tank car manufacturing subsidiary manufactured 35 of the 72 tank railcars involved in the derailment. A partially-owned subsidiary of the Company owned and leased to a third party 13 of the railcars involved in the incident, which lessee is also named as a defendant in the Province of Quebec litigation. The Company could be named in similar litigation involving other affected plaintiffs, but the ultimate number of claims and the jurisdiction in which such claims are filed may vary. We do not believe at this time that a loss is probable nor can a range of losses be determined. Accordingly, no accrual or range of loss has been included in the accompanying consolidated financial statements.

Railworthiness Directive
As previously reported, in 2011 the Company received the approval of the Federal Railroad Administration to implement a voluntary recertification of 948 tank railcars owned or managed by the Company’s wholly-owned, railcar leasing subsidiary and used in transporting poison inhalation hazard (“PIH”) materials. The recertification process, having been completed for over 90% of the tank railcars as of December 31, 2013, is progressing and being performed in conjunction with the normal three to five year, federally mandated inspection cycle for tank railcars in PIH service. Maintenance costs associated with this recertification process are expensed as incurred. The additional costs estimated to be incurred for compliance with the directive are not expected to be significant.

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

The Company is involved in claims and lawsuits incidental to our business arising from various matters including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters, taking into consideration our rights in indemnity and recourse to third parties is $9.4 million to $30.1 million. At December 31, 2013, total accruals of $17.8 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying consolidated balance sheet. The Company believes any additional liability would not be material to its financial position or results of operations.

Trinity is subject to remedial orders and Federal, state, local, and foreign laws and regulations relating to the environment and the workplace. The Company has reserved $8.3 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. We believe that we are currently in substantial compliance with environmental and workplace laws and regulations.

Other Commitments
Non-cancelable purchase obligations amounted to $694.9 million as of December 31, 2013, of which $577.8 million is for the purchase of raw materials and components, principally by the Rail, Inland Barge, and Energy Equipment Groups.

Note 19. Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(in millions except per share data)
Revenues:
Manufacturing	$798.5	$896.5	$959.7	$1,065.2
Leasing	134.4	169.6	150.6	190.8
	932.9	1,066.1	1,110.3	1,256.0
Operating costs:
Costs of revenues:
Manufacturing	641.2	726.0	767.0	856.7
Leasing	69.9	86.2	69.3	106.0
	711.1	812.2	836.3	962.7
Selling, engineering, and administrative expenses	69.0	71.5	70.6	80.2
Gain on disposition of property, plant, and equipment	6.7	1.0	2.2	11.3
Operating profit	159.5	183.4	205.6	224.4
Net income from continuing operations	72.2	89.2	105.8	118.9
Discontinued operations, net of tax	6.6	(1.0)	0.3	0.4
Net income	78.8	88.2	106.1	119.3
Net income attributable to Trinity Industries, Inc.	79.1	84.0	99.6	112.8
Net income (loss) attributable to Trinity Industries, Inc. per common share:
Basic:
Continuing operations	$0.91	$1.07	$1.26	$1.43
Discontinued operations	0.08	(0.01)	—	0.01
	$0.99	$1.06	$1.26	$1.44
Diluted:
Continuing operations	$0.91	$1.07	$1.26	$1.43
Discontinued operations	0.08	(0.01)	—	0.01
	$0.99	$1.06	$1.26	$1.44

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(in millions except per share data)
Revenues:
Manufacturing	$754.1	$803.2	$748.0	$862.2
Leasing	142.1	192.3	159.3	150.7
	896.2	995.5	907.3	1,012.9
Operating costs:
Costs of revenues:
Manufacturing	656.8	680.2	643.8	720.4
Leasing	73.4	112.1	84.3	80.5
	730.2	792.3	728.1	800.9
Selling, engineering, and administrative expenses	50.7	53.0	55.8	64.6
Gain on disposition of property, plant, and equipment	7.4	2.3	17.3	11.5
Operating profit	122.7	152.5	140.7	158.9
Net income from continuing operations	52.4	66.1	62.4	71.0
Discontinued operations, net of tax	(0.1)	1.4	0.7	(0.2)
Net income	52.3	67.5	63.1	70.8
Net income attributable to Trinity Industries, Inc.	52.9	67.8	63.2	71.3
Net income attributable to Trinity Industries, Inc. per common share:
Basic:
Continuing operations	$0.66	$0.82	$0.79	$0.90
Discontinued operations	—	0.02	0.01	—
	$0.66	$0.84	$0.80	$0.90
Diluted:
Continuing operations	$0.66	$0.82	$0.79	$0.90
Discontinued operations	—	0.02	0.01	—
	$0.66	$0.84	$0.80	$0.90

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

During the three months ended December 31, 2013, there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2013, the Company's internal control over financial reporting was effective based on those criteria.

The effectiveness of internal control over financial reporting as of December 31, 2013, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company's consolidated financial statements. Ernst & Young LLP's attestation report on effectiveness of the Company's internal control over financial reporting follows:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
  Trinity Industries, Inc.

We have audited Trinity Industries, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Trinity Industries, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Trinity Industries, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trinity Industries, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2013 of Trinity Industries, Inc. and Subsidiaries and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 20, 2014

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information regarding the directors of the Company is incorporated by reference to the information set forth under the caption “Proposal 1 - Election of Directors” in the Company's Proxy Statement for the 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”). Information relating to the executive officers of the Company is set forth in Part I of this report under the caption “Executive Officers and Other Corporate Officers of the Company.” Information relating to the Board of Directors' determinations concerning whether at least one of the members of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407 (d)(5) of Regulation S-K is incorporated by reference to the information set forth under the caption “Corporate Governance - Board Committees - Audit Committee” in the Company's 2014 Proxy Statement. Information regarding the Company's Audit Committee is incorporated by reference to the information set forth under the caption “Corporate Governance - Board Committees - Audit Committee” in the Company's 2014 Proxy Statement. Information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference to the information set forth under the caption “Additional Information - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's 2014 Proxy Statement.

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

Item 11. Executive Compensation.

Information regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the caption “Executive Compensation” in the Company's 2014 Proxy Statement. Information concerning compensation committee interlocks and insider participation is incorporated by reference to the information set forth under the caption “Corporate Governance - Compensation Committee Interlocks and Insider Participation” in the Company's 2014 Proxy Statement. Information about the compensation committee report is incorporated by reference to the information set forth under the caption “Executive Compensation - Human Resources Committee Report” in the Company's 2014 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's 2014 Proxy Statement, under the caption “Security Ownership - Security Ownership of Certain Beneficial Owners and Management.”

The following table sets forth information about Trinity common stock that may be issued under all of Trinity's existing equity compensation plans as of December 31, 2013.
Equity Compensation Plan Information

	(a)		(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category:
Equity compensation plans approved by security holders:
Stock Options	81,202		$17.80
Restricted stock units and performance units	1,300,113	1	$—
	1,381,315			1,939,736
Equity compensation plans not approved by security holders	—	2		—
Total	1,381,315			1,939,736
____________
1 Includes 349,703 shares of common stock issuable upon the vesting and conversion of restricted stock units and 950,410 shares of common stock issuable upon the vesting and conversion of performance units. The restricted stock units and performance units do not have an exercise price. The performance units are granted to employees based upon a target level, however, depending upon the achievement of certain specified goals during the performance period, performance units may be adjusted to a level ranging between 0% and 200% of the target level.

2 Excludes information regarding the Trinity Deferred Plan for Director Fees. This plan permits the deferral of the payment of the annual retainer fee and board and committee meeting fees. At the election of the participant, the deferred fees may be converted into phantom stock units with a fair market value equal to the value of the fees deferred, and such phantom stock units are credited to the director's account (along with the amount of any dividends or stock distributions). At the time a participant ceases to be a director, cash will be distributed to the participant. At December 31, 2013, there were 113,826 phantom stock units credited to the accounts of participants. Also excludes information regarding the Trinity Industries Supplemental Profit Sharing Plan (“Supplemental Plan”) for certain of its highly compensated employees. Information about the Supplemental Plan is incorporated herein by reference from the Company's 2014 Proxy Statement, under the caption “Executive Compensation - Post-employment Benefits.” At December 31, 2013, there were 43,828 stock units credited to the accounts of participants under the Supplemental Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related person transactions is incorporated by reference to the information set forth under the captions “Corporate Governance-Compensation Committee Interlocks and Insider Participation” and “Transactions with Related Persons” in the Company's 2014 Proxy Statement. Information regarding the independence of directors is incorporated by reference to the information set forth under the captions “Corporate Governance-Independence of Directors” in the Company's 2014 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the captions “Fees of Independent Registered Public Accounting Firm for Fiscal Years 2013 and 2012” in the Company's 2014 Proxy Statement.

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

of our reports dated February 20, 2014 with respect to the consolidated financial statements of Trinity Industries, Inc. and Subsidiaries and the effectiveness of internal control over financial reporting of Trinity Industries, Inc. and Subsidiaries included in this Annual Report (Form 10-K) of Trinity Industries, Inc. and Subsidiaries for the year ended December 31, 2013.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 20, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By	/s/ James E. Perry
Registrant
James E. Perry
Senior Vice President and
Chief Financial Officer
February 20, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors:

/s/ John L. Adams	/s/ Charles W. Matthews
John L. Adams	Charles W. Matthews
Director	Director
Dated: February 20, 2014	Dated: February 20, 2014

/s/ Rhys J. Best	/s/ Douglas L. Rock
Rhys J. Best	Douglas L. Rock
Director	Director
Dated: February 20, 2014	Dated: February 20, 2014

/s/ David W. Biegler
David W. Biegler	Principal Executive Officer:
Director
Dated: February 20, 2014	/s/ Timothy R. Wallace
Timothy R. Wallace
/s/ Leldon E. Echols	Chairman, Chief Executive Officer, President, and Director
Leldon E. Echols	Dated: February 20, 2014
Director
Dated: February 20, 2014
Principal Financial Officer:
/s/ Ronald J. Gafford
Ronald J. Gafford	/s/ James E. Perry
Director	James E. Perry
Dated: February 20, 2014	Senior Vice President and Chief Financial Officer
Dated: February 20, 2014
/s/ Adrián Lajous
Adrián Lajous
Director	Principal Accounting Officer:
Dated: February 20, 2014
/s/ Mary E. Henderson
Mary E. Henderson
Vice President and Chief Accounting Officer
Dated: February 20, 2014

INDEX TO EXHIBITS Trinity Industries, Inc. Index to Exhibits (Item 15(b))

NO.	DESCRIPTION
(3.1)
Certificate of Incorporation of Trinity Industries, Inc., as amended May 23, 2007 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2012).

(3.2)	Amended and Restated By-Laws of Trinity Industries, Inc., as amended September 5, 2013 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed September 11, 2013).
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

(4.2)	Specimen Common Stock Certificate of Trinity Industries, Inc. (incorporated by reference to Exhibit 4.1 of Registration Statement No. 333-159552 filed May 28, 2009).
(4.3)	Pass Through Trust Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and Wilmington Trust Company, as Trustee (filed herewith).
(4.3.1)	Trust Indenture and Security Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and The Bank of New York, as Trustee (filed herewith).
(4.3.2)	Trust Indenture and Security Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and The Bank of New York, as Trustee (filed herewith).
(4.3.3)	Trust Indenture and Security Agreement dated as of February 15, 2002 among Trinity Industries Leasing Company, Trinity Industries, Inc. and The Bank of New York, as Trustee (filed herewith).
(10.1)	Form of Change in Control Agreement entered into between Trinity Industries, Inc. and the Chief Executive Officer, and each of the Senior Vice Presidents (filed herewith).*
(10.2)	Trinity Industries, Inc. Directors' Retirement Plan, as amended September 10, 1998 (incorporated by reference to Exhibit 10.2 of Registration Statement No. 333-117526 filed July 21, 2004).*
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

(10.7)	Supplemental Retirement Plan as Amended and Restated effective January 1, 2009 (filed herewith).*
(10.7.1)	Amendment No. 1 to the Supplemental Retirement Plan as Amended and Restated effective January 1, 2009 (filed herewith).*
(10.8)	Trinity Industries, Inc. Deferred Plan for Director Fees, as amended (incorporated by reference to Exhibit 10.9 of Registration Statement No. 333-117526 filed July 21, 2004).*

INDEX TO EXHIBITS Trinity Industries, Inc. Index to Exhibits (Item 15(b))

NO.	DESCRIPTION
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

(10.10)	Second Amended and Restated Trinity Industries, Inc. 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 8, 2013).*
(10.10.1)	Form of Notice of Grant of Stock Options and Non-Qualified Option Agreement with Non-Qualified Stock Option Terms and Conditions as of December 9, 2008 (filed herewith).*
(10.10.2)	Form of Notice of Grant of Stock Options and Incentive Stock Option Agreement with Incentive Stock Option Terms and Conditions as of December 9, 2008 (filed herewith).*
(10.10.3)	Form of Restricted Stock Grant Agreement for grants issued prior to 2008 (filed herewith).*
(10.10.3.1)	Form of Restricted Stock Grant Agreement for grants issued commencing 2008 (filed herewith).*
(10.10.4)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.10.4 to our Annual Report on Form 10-K for the annual period ended December 31, 2010).*
(10.10.5)	Form of Restricted Stock Unit Agreement for Non-Employee Directors for grants issued prior to 2008 (filed herewith).*
(10.10.5.1)	Form of Restricted Stock Unit Agreement for Non-Employee Directors for grants issued commencing 2008 (filed herewith).*
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

(10.13)	Trinity Industries, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.2 to our Form 8-K filed May 8, 2013).*
(10.14)	Equipment Lease Agreement (TRL 1 2001-1A) dated as of May 17, 2001 between TRLI-1A Railcar Statutory Trust, lesser, and Trinity Rail Leasing I L.P., lessee (filed herewith).
(10.14.1)	Participation Agreement (TRL 1 2001-1A) dated as of May 17, 2001 among Trinity Rail Leasing I L.P., lessee, et. al. (filed herewith).
(10.14.2)	Equipment Lease Agreement (TRL 1 2001-1B) dated as of July 12, 2001 between TRL 1 2001-1B Railcar Statutory Trust, lessor, and Trinity Rail Leasing I L.P., lessee (filed herewith).
(10.14.3)	Participation Agreement (TRL 1 2001-1B) dated as of May 17, 2001 among Trinity Rail Leasing I L.P., lessee, et. al. (filed herewith).
(10.14.4)	Equipment Lease Agreement (TRL 1 2001-1C) dated as of December 28, 2001 between TRL 1 2001-1C Railcar Statutory Trust, lessor, and Trinity Rail Leasing 1 L.P., lessee (filed herewith).
(10.14.5)	Participation Agreement (TRL 1 2001-1C) dated as of December 28, 2001 among Trinity Rail Leasing 1 L.P., lessee, et. al. (filed herewith).

INDEX TO EXHIBITS Trinity Industries, Inc. Index to Exhibits (Item 15(b))

NO.	DESCRIPTION
(10.15)	Equipment Lease Agreement (TRL III 2003-1A) dated as of November 12, 2003 between TRL III-1A Railcar Statutory Trust, lessor, and Trinity Rail Leasing III L.P., lessee (filed herewith).
(10.15.1)	Participation Agreement (TRL III 2003-1A) dated as of November 12, 2003 between TRL III-1A among Trinity Rail Leasing III L.P., lessee, et. al. (filed herewith).
(10.15.2)	Equipment Lease Agreement (TRL III 2003-1B) dated as of November 12, 2003 between TRL III-1B Railcar Statutory Trust, lessor, and Trinity Rail Leasing III L.P., lessee, (filed herewith).
(10.15.3)	Participation Agreement (TRL III 2003-1B) dated as of November 12, 2003 between TRL III-1B among Trinity Rail Leasing III L.P., lessee, et. al. (filed herewith).
(10.15.4)	Equipment Lease Agreement (TRL III 2003-1C) dated as of November 12, 2003 between TRL III-1C Railcar Statutory Trust, lessor, and Trinity Rail Leasing III L.P., lessee (filed herewith).
(10.15.5)	Participation Agreement (TRL III 2003-1C) dated as of November 12, 2003 between TRL III-1C among Trinity Rail Leasing III L.P., lessee, et. al. (filed herewith).
(10.16)	Equipment Lease Agreement (TRL IV 2004-1A) between TRL IV 2004-1A Statutory Trust, lessor, and Trinity Rail Leasing IV L.P., lessee (filed herewith).
(10.16.1)	Participation Agreement (TRL IV 2004-1A) among Trinity Rail Leasing IV, L.P., lessee, et. al (filed herewith).
(10.17)
Third Amended and Restated Credit Agreement dated as of October 20, 2011 among Trinity Industries, Inc, as Borrower, JP Morgan Chase Bank, N.A., individually and as Administrative Agent, and certain other Lenders party thereto from time to time (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the annual period ended December 31, 2011).

(10.18)
Third Amended and Restated Warehouse Loan Agreement dated as of June 17, 2013 among Trinity Industries Leasing Company, Trinity Rail Leasing Warehouse Trust, the banks and other lending institutions from time to time party hereto, Credit Suisse AG, New York Branch, as Agent, and Wilmington Trust Company, as Collateral Agent and Depositary (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on June 21, 2013).

(10.19)
Term Loan Agreement dated as of May 9, 2008 among Trinity Rail Leasing VI LLC, the Committed Lenders and the Conduit Lenders From Time to Time Party Hereto, DVB Bank AG, as Agent, and Wilmington Trust Company; as Collateral and Depositary (filed herewith).

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

(10.28)
Note Purchase Agreement dated December 12, 2012, among Trinity Industries, Inc., Trinity Industries Leasing Company, Trinity Rail Leasing 2012 LLC, Credit Suisse Securities (USA) LLC, Credit Agricole Securities (USA) Inc., Lloyd's Securities Inc., Rabo Securities USA, Inc., and Wells Fargo Securities, LLC (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the annual period ended December 31, 2012).

(10.28.1)
Master Indenture dated December 19, 2012, between Trinity Rail Leasing 2012 LLC and Wilmington Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 10.28.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2012).

(10.28.2)
Purchase and Contribution Agreement, dated December 19, 2012, among Trinity Rail Leasing Warehouse Trust, Trinity Industries Leasing Company, and Trinity Rail Leasing 2012 LLC (incorporated by reference to Exhibit 10.28.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2012).

(12)	Computation of Ratio of Earnings to Fixed Charges (filed herewith).
(21)	Listing of subsidiaries of Trinity Industries, Inc. (filed herewith).
(23)	Consent of Ernst & Young LLP (contained on page 92 of this document and filed herewith).
(31.1)	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
(31.2)	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
(32.1)	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32.2)	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(95)	Mine Safety Disclosure Exhibit (filed herewith).
101.INS	XBRL Instance Document (filed electronically herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)
_________________
* Management contracts and compensatory plan arrangements.