Form 10-Q
period 2014-03-31
TRINITY INDUSTRIES INC
filed 2014-04-30
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At April 15, 2014 the number of shares of common stock outstanding was 77,458,282.

TRINITY INDUSTRIES, INC.
FORM 10-Q

PART I
Item 1. Financial Statements

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2014	2013
	(in millions, except per share amounts)
Revenues:
Manufacturing	$1,018.3	$798.5
Leasing	442.2	134.4
	1,460.5	932.9
Operating costs:
Cost of revenues:
Manufacturing	794.7	641.2
Leasing	279.3	69.9
	1,074.0	711.1
Selling, engineering, and administrative expenses:
Manufacturing	49.5	42.7
Leasing	11.0	9.7
Other	23.1	16.6
	83.6	69.0
Gains (losses) on disposition of property, plant, and equipment:
Net gains on railcar lease fleet sales owned more than one year at the time of sale	77.5	6.8
Other	10.9	(0.1)
	88.4	6.7
Total operating profit	391.3	159.5
Other (income) expense:
Interest income	(0.4)	(0.4)
Interest expense	46.3	49.2
Other, net	(0.4)	(2.7)
	45.5	46.1
Income from continuing operations before income taxes	345.8	113.4
Provision for income taxes	112.5	41.2
Net income from continuing operations	233.3	72.2
Discontinued operations:
Gain on sale of discontinued operations, net of provision for income taxes of $- and $5.4	—	7.0
Loss from discontinued operations, net of benefit for income taxes of $0.2 and $0.3	(0.3)	(0.4)
Net income	233.0	78.8
Net income (loss) attributable to noncontrolling interest	6.6	(0.3)
Net income attributable to Trinity Industries, Inc.	$226.4	$79.1

Net income attributable to Trinity Industries, Inc. per common share:
Basic:
Continuing operations	$2.91	$0.91
Discontinued operations	—	0.08
	$2.91	$0.99
Diluted:
Continuing operations	$2.85	$0.91
Discontinued operations	—	0.08
	$2.85	$0.99
Weighted average number of shares outstanding:
Basic	75.1	76.9
Diluted	77.0	77.0
Dividends declared per common share	$0.15	$0.11
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
	2014	2013
	(in millions)
Net income	$233.0	$78.8
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized losses arising during the period, net of tax benefit of $0.4 and $0.5	(1.2)	(0.7)
Reclassification adjustments for losses included in net income, net of tax benefit of $2.0 and $2.8	4.3	4.6
Defined benefit plans:
Amortization of net actuarial losses, net of tax benefit of $0.1 and $0.5	0.2	0.7
	3.3	4.6
Comprehensive income	236.3	83.4
Less: comprehensive income attributable to noncontrolling interest	7.3	0.4
Comprehensive income attributable to Trinity Industries, Inc.	$229.0	$83.0
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2014	December 31, 2013
	(unaudited)
	(in millions)
ASSETS
Cash and cash equivalents	$532.2	$428.5
Short-term marketable securities	256.4	149.7
Receivables, net of allowance	421.4	372.7
Inventories:
Raw materials and supplies	493.9	477.0
Work in process	273.2	201.4
Finished goods	136.9	136.3
	904.0	814.7
Restricted cash, including partially-owned subsidiaries of $76.7 and $77.1	231.4	260.7
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $1,889.1 and $1,887.2	6,145.5	6,275.8
Less accumulated depreciation, including partially-owned subsidiaries of $215.3 and $202.1	(1,524.9)	(1,505.2)
	4,620.6	4,770.6
Goodwill	360.3	278.2
Other assets	253.9	238.3
	$7,580.2	$7,313.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$257.8	$216.3
Accrued liabilities	614.7	567.4
Debt:
Recourse, net of unamortized discount of $70.6 and $74.1	421.7	419.0
Non-recourse:
Wholly-owned subsidiaries	1,279.2	1,314.7
Partially-owned subsidiaries	1,239.3	1,256.1
	2,940.2	2,989.8
Deferred income	39.8	40.8
Deferred income taxes	654.6	650.7
Other liabilities	103.2	99.3
	4,610.3	4,564.3
Stockholders’ equity:
Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – 200.0 shares authorized	81.7	81.7
Capital in excess of par value	696.4	686.6
Retained earnings	2,084.8	1,870.0
Accumulated other comprehensive loss	(75.6)	(78.2)
Treasury stock	(166.4)	(158.0)
	2,620.9	2,402.1
Noncontrolling interest	349.0	347.0
	2,969.9	2,749.1
	$7,580.2	$7,313.4
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2014	2013
	(in millions)
Operating activities:
Net income	$233.0	$78.8
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	0.3	(6.6)
Depreciation and amortization	55.3	50.0
Stock-based compensation expense	10.9	8.9
Excess tax benefits from stock-based compensation	(0.4)	(0.6)
Provision for deferred income taxes	1.0	36.0
Net gains on railcar lease fleet sales owned more than one year at the time of sale	(77.5)	(6.8)
Gains (losses) on disposition of property, plant, equipment, and other assets	(10.9)	0.1
Non-cash interest expense	7.8	8.1
Other	(0.7)	(2.4)
Changes in assets and liabilities:
(Increase) decrease in receivables	(43.3)	(22.9)
(Increase) decrease in inventories	(57.9)	(26.3)
(Increase) decrease in restricted cash	25.0	—
(Increase) decrease in other assets	(10.6)	(20.2)
Increase (decrease) in accounts payable	38.4	10.9
Increase (decrease) in accrued liabilities	30.8	(8.2)
Increase (decrease) in other liabilities	3.9	6.1
Net cash provided by operating activities - continuing operations	205.1	104.9
Net cash provided (required) by operating activities - discontinued operations	0.2	(3.1)
Net cash provided by operating activities	205.3	101.8

Investing activities:
(Increase) decrease in short-term marketable securities	(106.7)	(59.9)
Proceeds from railcar lease fleet sales owned more than one year at the time of sale	224.3	30.6
Proceeds from disposition of property, plant, equipment, and other assets	17.2	0.6
Capital expenditures – leasing, net of sold lease fleet railcars owned one year or less with a net cost of $204.0 and $0.1	0.4	(166.8)
Capital expenditures – manufacturing and other	(49.1)	(25.8)
Acquisitions, net of cash acquired	(112.6)	(9.1)
Other	3.0	(0.8)
Net cash required by investing activities - continuing operations	(23.5)	(231.2)
Net cash required by investing activities - discontinued operations	(0.1)	(0.4)
Net cash required by investing activities	(23.6)	(231.6)

Financing activities:
Proceeds from issuance of common stock, net	0.3	1.4
Excess tax benefits from stock-based compensation	0.4	0.6
Payments to retire debt	(53.1)	(83.5)
(Increase) decrease in restricted cash	4.3	7.9
Shares repurchased	(12.5)	—
Dividends paid to common shareholders	(11.6)	(8.7)
Distributions to noncontrolling interest	(5.4)	—
Other	(0.1)	(0.1)
Net cash required by financing activities - continuing operations	(77.7)	(82.4)
Net cash required by financing activities - discontinued operations	(0.3)	(0.3)
Net cash required by financing activities	(78.0)	(82.7)
Net increase (decrease) in cash and cash equivalents	103.7	(212.5)
Cash and cash equivalents at beginning of period	428.5	573.0
Cash and cash equivalents at end of period	$532.2	$360.5
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
(unaudited)

	Common Stock					Treasury Stock
			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss			Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$1 Par Value				Shares	Amount
	(in millions, except par value)
Balances at December 31, 2013	81.7	$81.7	$686.6	$1,870.0	$(78.2)	(4.3)	$(158.0)	$2,402.1	$347.0	$2,749.1
Net income	—	—	—	226.4	—	—	—	226.4	6.6	233.0
Other comprehensive income	—	—	—	—	2.6	—	—	2.6	0.7	3.3
Cash dividends on common stock	—	—	—	(11.6)	—	—	—	(11.6)	—	(11.6)
Restricted shares, net	—	—	9.5	—	—	0.1	1.3	10.8	—	10.8
Shares repurchased	—	—	—	—	—	(0.1)	(10.0)	(10.0)	—	(10.0)
Stock options exercised	—	—	(0.1)	—	—	—	0.4	0.3	—	0.3
Excess tax benefits from stock-based compensation	—	—	0.4	—	—	—	—	0.4	—	0.4
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(5.4)	(5.4)
Other	—	—	—	—	—	—	(0.1)	(0.1)	0.1	—
Balances at March 31, 2014	81.7	$81.7	$696.4	$2,084.8	$(75.6)	(4.3)	$(166.4)	$2,620.9	$349.0	$2,969.9
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity”, “Company”, “we”, or “our”) including the accounts of its wholly-owned subsidiaries and its partially-owned subsidiaries, TRIP Rail Holdings LLC (“TRIP Holdings”) and RIV 2013 Rail Holdings LLC ("RIV 2013"), in which the Company has controlling interest. In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of March 31, 2014, and the results of operations and cash flows for the three months ended March 31, 2014 and 2013, have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Because of seasonal and other factors, the results of operations for the three months ended March 31, 2014 may not be indicative of expected results of operations for the year ending December 31, 2014. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2013.

Stockholders' Equity

In March 2014, the Company’s Board of Directors authorized a new $250 million share repurchase program, effective March 7, 2014, that will expire on December 31, 2015. The new program replaced the Company's previously authorized $200 million share repurchase program. Under the new program, 138,273 shares were repurchased during the three months ended March 31, 2014, at a cost of approximately $10.0 million. Certain shares of stock repurchased during March 2014, totaling $2.5 million, were cash settled in April 2014 in accordance with normal settlement practices. No shares were repurchased under the prior program during the three months ended March 31, 2013.

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

Reclassifications

Certain prior year balances have been reclassified in the consolidated statements of cash flows to conform to the 2014 presentation.

Note 2. Acquisitions and Divestitures

The Company's acquisition and divestiture activities are summarized below:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Acquisitions:
Purchase price	$117.6	$53.8
Net cash paid	$112.6	$9.1
Goodwill recorded	$82.1	$2.5

Divestitures:
Proceeds	$—	$35.6
Gain recognized	$—	$12.4
Goodwill charged off	$—	$4.8

During the three months ended March 31, 2014, we completed the acquisition of three businesses in our Energy Equipment Group located in the U.S. and Canada. The acquisitions were recorded based on preliminary valuations of the related assets and liabilities at their acquisition date fair value using level three inputs. Such assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level. See Note 3 Fair Value Accounting for a discussion of inputs in determining fair value.

During the three months ended March 31, 2013, the Company sold its ready-mix concrete operations in exchange for certain aggregates operations. The divestiture has been accounted for and reported as a discontinued operation. Condensed results of operations for the ready-mix concrete operations for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Revenues	$—	$31.6

Loss from discontinued operations before income taxes	$(0.5)	$(0.7)
Income tax benefit	(0.2)	(0.3)
Net loss from discontinued operations	$(0.3)	$(0.4)

Note 3. Fair Value Accounting

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of March 31, 2014
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$159.7	$—	$—	$159.7
Restricted cash	231.4	—	—	231.4
Total assets	$391.1	$—	$—	$391.1

Liabilities:
Interest rate hedges:(1)
Wholly-owned subsidiaries	$—	$18.0	$—	$18.0
Partially-owned subsidiaries	—	2.1	—	2.1
Total liabilities	$—	$20.1	$—	$20.1

	Fair Value Measurement as of December 31, 2013
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$230.6	$—	$—	$230.6
Restricted cash	260.7	—	—	260.7
Total assets	$491.3	$—	$—	$491.3

Liabilities:
Interest rate hedges:(1)
Wholly-owned subsidiaries	$—	$21.7	$—	$21.7
Partially-owned subsidiaries	—	2.1	—	2.1
Total liabilities	$—	$23.8	$—	$23.8
(1) Included in accrued liabilities on the consolidated balance sheet.

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

The carrying amounts and estimated fair values of our long-term debt are as follows:

	March 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Recourse:
Convertible subordinated notes	$450.0	$707.0	$450.0	$593.4
Less: unamortized discount	(70.6)		(74.1)
	379.4		375.9
Capital lease obligations	41.4	41.4	42.2	42.2
Other	0.9	0.9	0.9	0.9
	421.7	749.3	419.0	636.5
Non-recourse:
2006 secured railcar equipment notes	236.8	257.3	240.7	259.2
Promissory notes	389.1	383.3	396.1	389.6
2009 secured railcar equipment notes	196.6	230.3	199.0	229.5
2010 secured railcar equipment notes	323.5	345.4	326.9	342.7
TILC warehouse facility	133.2	133.2	152.0	152.0
TRL 2012 secured railcar equipment notes - RIV 2013	493.0	479.2	499.3	483.4
TRIP Master Funding secured railcar equipment notes	746.3	811.4	756.8	819.8
	2,518.5	2,640.1	2,570.8	2,676.2
Total	$2,940.2	$3,389.4	$2,989.8	$3,312.7

The estimated fair value of our convertible subordinated notes was based on a quoted market price in a market with little activity as of March 31, 2014 and December 31, 2013, respectively (Level 2 input). The estimated fair values of our 2006, 2009, 2010, and 2012 secured railcar equipment notes, promissory notes, and TRIP Rail Master Funding LLC (“TRIP Master Funding”) secured railcar equipment notes are based on our estimate of their fair value as of March 31, 2014 and December 31, 2013, respectively. These values were determined by discounting their future cash flows at the current market interest rate (Level 3 inputs). The carrying value of our Trinity Industries Leasing Company (“TILC”) warehouse facility approximates fair value because the interest rate adjusts to the market interest rate (Level 3 input). The fair values of all other financial instruments are estimated to approximate carrying value. See Note 11 Debt for a description of the Company's long-term debt.

Note 4. Segment Information

The Company reports operating results in five principal business segments: (1) the Rail Group, which manufactures and sells railcars and related parts and components; (2) the Construction Products Group, which manufactures and sells highway products and other steel products for infrastructure-related projects, and produces and sells aggregates; (3) the Inland Barge Group, which manufactures and sells barges and related products for inland waterway services; (4) the Energy Equipment Group, which manufactures and sells products for energy-related businesses, including structural wind towers, storage containers, tank heads for pressure and non-pressure vessels, and utility, traffic, and lighting structures; and (5) the Railcar Leasing and Management Services Group (“Leasing Group”), which owns and operates a fleet of railcars as well as provides third-party fleet management, maintenance, and leasing services. The segment All Other includes our captive insurance and transportation companies; legal, environmental, and maintenance costs associated with non-operating facilities; and other peripheral businesses. Gains and losses from the sale of property, plant, and equipment that are related to manufacturing and dedicated to the specific manufacturing operations of a particular segment are included in operating profit of that respective segment. Gains and losses from the sale of property, plant, and equipment that can be utilized by multiple segments are included in operating profit of the All Other segment.

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

The financial information from continuing operations for these segments is shown in the tables below. We operate principally in North America.

Three Months Ended March 31, 2014

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$601.1	$256.3	$857.4	$167.5
Construction Products Group	112.2	0.9	113.1	21.7
Inland Barge Group	136.9	—	136.9	26.7
Energy Equipment Group	167.0	43.6	210.6	22.9
Railcar Leasing and Management Services Group	442.2	0.9	443.1	230.3
All Other	1.1	22.1	23.2	(5.4)
Segment Totals before Eliminations and Corporate	1,460.5	323.8	1,784.3	463.7
Corporate	—	—	—	(23.1)
Eliminations – Lease subsidiary	—	(249.1)	(249.1)	(49.3)
Eliminations – Other	—	(74.7)	(74.7)	—
Consolidated Total	$1,460.5	$—	$1,460.5	$391.3
Three Months Ended March 31, 2013

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$423.6	$201.9	$625.5	$102.9
Construction Products Group	98.0	5.8	103.8	7.7
Inland Barge Group	147.4	—	147.4	24.3
Energy Equipment Group	128.5	26.2	154.7	14.9
Railcar Leasing and Management Services Group	134.4	—	134.4	61.6
All Other	1.0	18.3	19.3	(2.6)
Segment Totals before Eliminations and Corporate	932.9	252.2	1,185.1	208.8
Corporate	—	—	—	(16.6)
Eliminations – Lease subsidiary	—	(198.0)	(198.0)	(32.4)
Eliminations – Other	—	(54.2)	(54.2)	(0.3)
Consolidated Total	$932.9	$—	$932.9	$159.5

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
TRIP Holdings and RIV 2013, through TRIP Leasing and TRL 2012, respectively, acquired railcars from the Company's Rail and Leasing Groups funded by capital contributions from TILC and third-party equity investors, and from secured borrowings. Railcars purchased from the Company by TRIP Master Funding and TRL 2012 are required to be purchased at fair value as determined by TILC and approved by the boards of representatives of TRIP Holdings and RIV 2013, respectively. The assets of each of TRIP Holdings, TRIP Master Funding, RIV 2013, and TRL 2012 may only be used to satisfy the particular subsidiary's liabilities, and the creditors of each of TRIP Holdings, TRIP Master Funding, RIV 2013, and TRL 2012 have recourse only to the particular subsidiary's assets. Each of TILC and the third-party equity investors receive distributions from TRIP Holdings and RIV 2013, when allowed, in proportion to its respective equity interests, and has an interest in the net assets of the partially-owned subsidiaries upon a liquidation event in the same proportion. TILC is paid fees for the services it provides to TRIP Master Funding and TRL 2012 and has the potential to earn certain incentive fees. With respect to RIV 2013, TILC had a commitment that expires in May 2016 to provide additional equity funding for the purchase of railcars and satisfaction of certain other liabilities of RIV 2013 of up to $27.9 million as of March 31, 2014. The third-party equity investors in RIV 2013 had a similar commitment that expires in May 2016 to provide up to $63.4 million of additional equity funding. In April 2014, the equity commitment of TILC and the third-party equity investors of TRIP Holdings were increased in anticipation of additional future railcar purchases with a corresponding decrease in the equity commitment of TILC and the third-party investors of RIV 2013. The third-party equity investors in TRIP Holdings and RIV 2013 are the same, and the changes in equity commitments were primarily due to the expected debt financing associated with future railcar purchases. TILC and the third-party equity investors may have additional commitments to provide equity funding to TRIP Holdings that expire in May 2019 contingent upon certain returns on investment in TRIP Holdings and other conditions being met. Trinity has no obligation to guarantee performance under any of the partially-owned subsidiaries' (or their respective subsidiaries') debt agreements, guarantee any railcar residual values, shield any parties from losses, or guarantee minimum yields.

At March 31, 2014, the Company's carrying value of its investment in TRIP Holdings was $161.3 million representing the Company's 45% ownership interest while the Company's carrying value of its investment in RIV 2013 was $44.9 million, representing the Company's 31% interest. The Company's investments in its partially-owned leasing subsidiaries are eliminated in consolidation.
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

Note 6. Railcar Leasing and Management Services Group

The Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet management, maintenance, and leasing services. Selected consolidating financial information for the Leasing Group is as follows:

	March 31, 2014
	Leasing Group
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash, cash equivalents, and short-term marketable securities	$2.0	$—	$786.6	$788.6
Property, plant, and equipment, net	$2,769.6	$1,673.8	$700.4	$5,143.8
Net deferred profit on railcars sold to the Leasing Group				(523.2)
Consolidated property, plant and equipment, net				$4,620.6
Restricted cash	$154.7	$76.7	$—	$231.4
Debt:
Recourse	$41.4	$—	$450.9	$492.3
Less: unamortized discount	—	—	(70.6)	(70.6)
	41.4	—	380.3	421.7
Non-recourse	1,279.2	1,239.3	—	2,518.5
Total debt	$1,320.6	$1,239.3	$380.3	$2,940.2
Net deferred tax liabilities	$646.3	$—	$(3.4)	$642.9

	December 31, 2013
	Leasing Group
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash, cash equivalents, and short-term marketable securities	$3.5	$—	$574.7	$578.2
Property, plant, and equipment, net	$2,964.6	$1,685.1	$670.6	$5,320.3
Net deferred profit on railcars sold to the Leasing Group				(549.7)
Consolidated property, plant and equipment, net				$4,770.6
Restricted cash	$183.6	$77.1	$—	$260.7
Debt:
Recourse	$42.2	$—	$450.9	$493.1
Less: unamortized discount	—	—	(74.1)	(74.1)
	42.2	—	376.8	419.0
Non-recourse	1,314.7	1,256.1	—	2,570.8
Total debt	$1,356.9	$1,256.1	$376.8	$2,989.8
Net deferred tax liabilities	$671.9	$—	$(32.5)	$639.4

See Note 5 Partially-Owned Leasing Subsidiaries and Note 11 Debt for a further discussion regarding the Company’s investment in its partially-owned leasing subsidiaries and the related indebtedness.

	Three Months Ended March 31,
	2014	2013	Percent
	($ in millions)		Change
Revenues:
Leasing and management	$150.2	$134.3	11.8%
Sales of railcars owned one year or less at the time of sale	292.9	0.1	*
Total revenues	$443.1	$134.4	229.7

Operating profit:
Leasing and management	$63.9	$54.8	16.6
Railcar sales:
Railcars owned one year or less at the time of sale	88.9	—
Railcars owned more than one year at the time of sale	77.5	6.8
Total operating profit	$230.3	$61.6	273.9

Operating profit margin:
Leasing and management	42.5%	40.8%
Railcar sales	*	*
Total operating profit margin	52.0%	45.8%

Selected expense information(1):
Depreciation	$32.5	$31.0	4.8
Maintenance	$21.0	$19.0	10.5
Rent	$13.3	$13.4	(0.7)
Interest:
External	$37.3	$40.9
Intercompany	—	2.7
Total interest expense	$37.3	$43.6	(14.4)
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

The Company received proceeds of $514.3 million from the sale of leased railcars to Element Financial Corporation ("Element") during the three months ended March 31, 2014 under the strategic alliance with Element announced in December 2013, including $13.7 million recorded as revenue by the Rail Group. From the total proceeds, the Leasing Group recorded $277.9 million in revenue from the sale of railcars owned one or less at the time of sale. The remainder of the proceeds of $222.7 million is attributable to the sale of railcars owned more than one year at the time of sale and is, consequently, excluded from revenue.

Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured predominantly by the Rail Group and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Leasing Group primarily enters into operating leases. Future contractual minimum rental revenues on leases are as follows:

	Remaining nine months of 2014	2015	2016	2017	2018	Thereafter	Total
	(in millions)
Future contractual minimum rental revenue	$318.8	$364.0	$304.0	$242.4	$177.5	$280.5	$1,687.2

Debt. The Leasing Group’s debt at March 31, 2014 consisted of both recourse and non-recourse debt. As of March 31, 2014, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $1,909.1 million, excluding deferred profit, which is pledged as collateral for Leasing Group debt held by those subsidiaries, including equipment with a net book value of $46.9 million securing capital lease obligations. The net book value, excluding deferred profit, of unpledged equipment at March 31, 2014 was $774.3 million. See Note 11 Debt for the form, maturities, and descriptions of Leasing Group debt.

Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is nonrecourse to Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. TRIP Master Funding equipment with a net book value of $1,058.7 million, excluding deferred profit, resulting from the sale of railcars to TRIP Master Funding, is pledged as collateral for the TRIP Master Funding debt. TRL 2012 equipment with a net book value of $615.1 million, excluding deferred profit, resulting from the sale of railcars to TRL 2012, is pledged solely as collateral for the TRL 2012 secured railcar equipment notes. See Note 5 Partially-Owned Leasing Subsidiaries for a description of TRIP Holdings and RIV 2013.

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

These Leasing Group subsidiaries had total assets as of March 31, 2014 of $204.7 million, including cash of $81.4 million and railcars of $85.2 million. The subsidiaries' cash, railcars, and an interest in each sublease are pledged to collateralize the lease obligations to the Trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiaries’ lease obligations. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties to be available to Trinity. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future contractual minimum rental revenues related to these leases due to the Leasing Group are as follows:

	Remaining nine months of 2014	2015	2016	2017	2018	Thereafter	Total
	(in millions)
Future operating lease obligations of Trusts’ railcars	$33.6	$43.0	$40.1	$41.9	$45.3	$253.6	$457.5
Future contractual minimum rental revenues of Trusts’ railcars	$49.6	$55.8	$45.4	$34.9	$24.4	$43.7	$253.8

Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to operating leases other than leases discussed above are as follows:

	Remaining nine months of 2014	2015	2016	2017	2018	Thereafter	Total
	(in millions)
Future operating lease obligations	$9.6	$12.8	$12.7	$12.1	$12.0	$38.2	$97.4
Future contractual minimum rental revenues	$14.5	$13.8	$12.7	$9.5	$5.7	$8.8	$65.0

Operating lease obligations totaling $20.8 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries. See Note 6 of the December 31, 2013 Consolidated Financial Statements filed on Form 10-K for a detailed explanation of these financing transactions.

Note 7. Derivative Instruments

We use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 Fair Value Accounting for discussion of how the Company valued its interest rate swaps at March 31, 2014. See Note 11 Debt for a description of the Company's debt instruments.

Interest rate hedges

			Included in accompanying balance sheet at March 31, 2014
	Notional Amount	Interest Rate(1)	Liability	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(1.5)	$—
Promissory notes	$370.0	5.34%	$—	$3.3	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$12.3	$15.2
Open hedges:
TRIP Master Funding secured railcar equipment notes	$64.4	2.62%	$2.1	$0.9	$1.1
Promissory notes	$408.3	4.13%	$18.0	$16.5	$—

(1)	Weighted average fixed interest rate

	Effect on interest expense - increase/(decrease)
	Three Months Ended March 31,		Expected effect during next twelve months(1)
	2014	2013
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$(0.1)	$(0.1)	$(0.3)
Promissory notes	$0.8	$0.8	$2.9
TRIP Holdings warehouse loan	$1.3	$2.0	$5.1
Open hedges:
TRIP Master Funding secured railcar equipment notes	$0.4	$0.5	$1.4
Promissory notes	$3.9	$3.9	$15.5
(1) Based on the fair value of open hedges as of March 31, 2014

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

Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $5.1 million of additional interest expense expected to be recognized during the twelve months following March 31, 2014. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with an initial notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The effect on interest expense is primarily a result of monthly interest settlements.

See Note 11 Debt regarding the related debt instruments.

Other Derivatives

Natural gas and diesel fuel

We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amounts recorded in the consolidated financial statements as of March 31, 2014 for these instruments was not significant.

Foreign exchange hedge

We enter into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. The amounts recorded in the consolidated financial statements as of March 31, 2014 for these instruments was not significant.

Note 8. Property, Plant, and Equipment

The following table summarizes the components of property, plant, and equipment as of March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
	(in millions)
Manufacturing/Corporate:
Land	$60.2	$44.2
Buildings and improvements	476.9	463.2
Machinery and other	855.4	832.5
Construction in progress	72.0	79.0
	1,464.5	1,418.9
Less accumulated depreciation	(764.1)	(748.3)
	700.4	670.6
Leasing:
Wholly-owned subsidiaries:
Machinery and other	10.6	10.3
Equipment on lease	3,304.5	3,509.1
	3,315.1	3,519.4
Less accumulated depreciation	(545.5)	(554.8)
	2,769.6	2,964.6
Partially-owned subsidiaries:
Equipment on lease	1,889.1	1,887.2
Less accumulated depreciation	(215.3)	(202.1)
	1,673.8	1,685.1

Net deferred profit on railcars sold to the Leasing Group	(523.2)	(549.7)
	$4,620.6	$4,770.6

Note 9. Goodwill

Goodwill by segment is as follows:

	March 31, 2014	December 31, 2013
		(as reported)
	(in millions)
Rail Group	$134.6	$134.6
Construction Products Group	126.9	126.9
Energy Equipment Group	97.0	14.9
Railcar Leasing and Management Services Group	1.8	1.8
	$360.3	$278.2

The increase in the Energy Equipment Group goodwill as of March 31, 2014 is due to acquisition activities during the three months ended March 31, 2014. See Note 2 Acquisitions and Divestitures.

Note 10. Warranties

The changes in the accruals for warranties for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Beginning balance	$14.7	$12.5
Warranty costs incurred	(0.8)	(1.5)
Warranty originations and revisions	2.3	2.6
Warranty expirations	(1.0)	(1.0)
Ending balance	$15.2	$12.6

Note 11. Debt

The following table summarizes the components of debt as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in millions)
Corporate – Recourse:
Revolving credit facility	$—	$—
Convertible subordinated notes	450.0	450.0
Less: unamortized discount	(70.6)	(74.1)
	379.4	375.9
Other	0.9	0.9
	380.3	376.8
Leasing – Recourse:
Capital lease obligations	41.4	42.2
Total recourse debt	421.7	419.0

Leasing – Non-recourse:
Wholly-owned subsidiaries:
2006 secured railcar equipment notes	236.8	240.7
Promissory notes	389.1	396.1
2009 secured railcar equipment notes	196.6	199.0
2010 secured railcar equipment notes	323.5	326.9
TILC warehouse facility	133.2	152.0
	1,279.2	1,314.7
Partially-owned subsidiaries:
TRL 2012 secured railcar equipment notes - RIV 2013	493.0	499.3
TRIP Master Funding secured railcar equipment notes	746.3	756.8
	1,239.3	1,256.1
Total non–recourse debt	2,518.5	2,570.8
Total debt	$2,940.2	$2,989.8

We have a $425.0 million unsecured revolving credit facility that matures on October 20, 2016. As of March 31, 2014, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $67.0 million, leaving $358.0 million available for borrowing. Other than these letters of credit, there were no borrowings under our revolving credit facility as of March 31, 2014, or for the three month period then ended. Of the outstanding letters of credit as of March 31, 2014, a total of $65.5 million is expected to expire in 2014 and the remainder in 2015. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew each year. Trinity’s revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. Borrowings under the credit facility bear interest at Libor plus 1.50% or prime plus 0.50%. As of March 31, 2014, we were in compliance with all such financial covenants.

The Company's 3 7/8% Convertible Subordinated Notes are recorded net of unamortized discount to reflect their underlying economics by capturing the value of the conversion option as borrowing costs. As of March 31, 2014 and December 31, 2013, capital in excess of par value included $92.8 million related to the estimated value of the Convertible Subordinated Notes’ conversion options, in accordance with ASC 470-20. Debt discount recorded in the consolidated balance sheet is being amortized through June 1, 2018 to yield an effective annual interest rate of 8.42% based upon the estimated market interest rate for comparable non-convertible debt as of the issuance date of the Convertible Subordinated Notes. Total interest expense recognized on the Convertible Subordinated Notes for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Coupon rate interest	$4.4	$4.4
Amortized debt discount	3.5	3.3
	$7.9	$7.7

Holders of the Convertible Subordinated Notes may convert their notes under the following circumstances: 1) if the daily closing price of our common stock is greater than or equal to 130% of the conversion price during 20 of the last 30 trading days of the preceding calendar quarter; 2) upon notice of redemption; or 3) upon the occurrence of specified corporate transactions pursuant to the terms of the applicable indenture. Upon conversion, the Company is required to pay cash up to the aggregate principal amount of the Convertible Subordinated Notes to be converted. Any conversion obligation in excess of the aggregate principal amount of the Convertible Subordinated Notes to be converted may be settled in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election. The conversion price, which is subject to adjustment upon the occurrence of certain events, was $50.69 per share as of March 31, 2014. The Convertible Subordinated Notes were subject to conversion as of April 1, 2014. Holders of the Convertible Subordinated Notes have the right to convert the notes until June 30, 2014. No holder has elected such conversion. See Note 17 Earnings Per Common Share for an explanation of the effects of the Convertible Subordinated Notes on earnings per share. The Company has not entered into any derivatives transactions associated with these notes.

The $475.0 million TILC warehouse loan facility, established to finance railcars owned by TILC, had $133.2 million outstanding and $341.8 million available as of March 31, 2014. The warehouse loan is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 1.92% at March 31, 2014. In June 2013, the warehouse loan facility was renewed and extended through June 2015. Amounts outstanding at maturity, absent renewal, will be payable in three installments in December 2015, June 2016, and December 2016.

Terms and conditions of other debt, including recourse and non-recourse provisions, are described in Note 11 of the December 31, 2013 Consolidated Financial Statements filed on Form 10-K.

The remaining principal payments under existing debt agreements as of March 31, 2014 are as follows:

	Remaining nine months of 2014	2015	2016	2017	2018	Thereafter
	(in millions)
Recourse:
Corporate	$0.2	$0.2	$0.2	$0.3	$—	$450.0
Leasing – capital lease obligations (Note 6)	2.3	3.3	3.5	3.7	28.6	—
Non-recourse – leasing (Note 6):
2006 secured railcar equipment notes	13.0	18.6	21.9	24.0	25.4	133.9
Promissory notes	17.0	21.7	350.4	—	—	—
2009 secured railcar equipment notes	7.5	9.6	6.5	6.3	6.5	160.2
2010 secured railcar equipment notes	10.6	15.3	15.0	13.7	10.0	258.9
TILC warehouse facility	3.5	4.3	3.9	—	—	—
TRL 2012 secured railcar equipment notes - RIV 2013	18.7	23.5	22.6	23.1	23.4	381.7
TRIP Master Funding secured railcar equipment notes	29.6	35.7	29.3	20.4	19.9	611.4
Facility termination payments - TILC warehouse facility	—	40.5	81.0	—	—	—
Total principal payments	$102.4	$172.7	$534.3	$91.5	$113.8	$1,996.1

Note 12. Other, Net

Other, net (income) expense consists of the following items:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Foreign currency exchange transactions	$0.4	$(0.3)
Gain on equity investments	(0.2)	(0.1)
Other	(0.6)	(2.3)
Other, net	$(0.4)	$(2.7)

Other for the three months ended March 31, 2013 includes $1.7 million related to the change in fair value of certain equity repurchase agreements with an investor in TRIP Holdings.

Note 13. Income Taxes

The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. Federal income tax rate and the Company’s effective income tax rate on income from continuing operations:

	Three Months Ended March 31,
	2014	2013
Statutory rate	35.0%	35.0%
State taxes	0.9	2.0
Domestic production activities deduction	(2.2)	(0.4)
Noncontrolling interest in partially-owned subsidiaries	(1.2)	—
Other, net	—	(0.3)
Effective rate	32.5%	36.3%

Our effective tax rate reflects a current tax benefit available for U.S. manufacturing activities in addition to income attributable to the noncontrolling interests in TRIP Holdings and RIV 2013 for which no income tax expense is provided. See Note 5 Partially-Owned Leasing Subsidiaries for a further explanation of activities with respect to TRIP Holdings and RIV 2013.

Taxing authority examinations

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

Our two Swiss subsidiaries, one of which is a holding company and the other of which is dormant, have been audited by the taxing authorities through 2008 and 2009, respectively. The statute of limitations in Switzerland is generally five years from the end of the tax year, but can be extended up to 15 years in certain cases if the audit has commenced during the original five-year period. We also currently have sales offices in Europe and Canada that are subject to various statutes of limitations with regard to their tax status. Generally, states’ statutes of limitations in the U.S. are open from 2003 forward due to the use of tax loss carryforwards in certain jurisdictions.

Unrecognized tax benefits

The change in unrecognized tax benefits for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Beginning balance	$55.0	$48.7
Additions for tax positions related to the current year	1.2	1.1
Reductions for tax positions of prior years	(0.1)	—
Ending balance	$56.1	$49.8

Additions for tax positions related to the current year in the amounts of $1.2 million and $1.1 million recorded in the three months ended March 31, 2014 and 2013, respectively, were amounts provided for tax positions that will be taken for Federal and state income tax purposes when we file those tax returns.

The reduction in tax positions of prior years of $0.1 million for the three months ended March 31, 2014, was primarily related to changes in state taxes.

The total amount of unrecognized tax benefits including interest and penalties at March 31, 2014 and 2013, that would affect the Company’s overall effective tax rate if recognized was $13.8 million and $12.1 million, respectively. There is a reasonable possibility that unrecognized Federal and state tax benefits will decrease by $0.1 million by March 31, 2015 due to settlements and lapses in statutes of limitations for assessing tax.

Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of March 31, 2014 and December 31, 2013 was $10.9 million and $10.8 million, respectively. Income tax expense for the three months ended March 31, 2014 and March 31, 2013, included an increase in income tax expense of $0.1 million and $0.2 million in interest expense and penalties, respectively, related to uncertain tax positions.

Note 14. Employee Retirement Plans

The following table summarizes the components of net retirement cost for the Company:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Expense Components
Service cost	$0.1	$0.3
Interest	5.0	4.7
Expected return on plan assets	(7.7)	(6.6)
Amortization of actuarial loss	0.3	1.2
Defined benefit expense	(2.3)	(0.4)
Profit sharing	3.7	3.1
Net expense	$1.4	$2.7

Trinity contributed $4.1 million and $3.6 million to the Company's defined benefit pension plans for the three months ended March 31, 2014 and 2013, respectively. Total contributions to the Company's defined benefit pension plans in 2014 are expected to be approximately $15.3 million.

Note 15. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended March 31, 2014 are as follows, net of tax:

	Currency translation adjustments	Unrealized loss on derivative financial instruments	Net actuarial gains/(losses) of defined benefit plans	Accumulated Other Comprehensive Loss
	(in millions)
Balances at December 31, 2013	$(16.5)	$(18.7)	$(43.0)	$(78.2)
Other comprehensive loss, net of tax, before reclassifications	—	(1.2)	—	(1.2)
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $-, $2.0, $0.1, and $2.1	—	4.3	0.2	4.5
Less: noncontrolling interest	—	(0.7)	—	(0.7)
Other comprehensive income	—	2.4	0.2	2.6
Balances at March 31, 2014	$(16.5)	$(16.3)	$(42.8)	$(75.6)
See Note 7 Derivative Instruments for information on the reclassification of amounts in accumulated other comprehensive loss into earnings. Reclassifications of unrealized before-tax losses on derivative financial instruments are included in interest expense in the Consolidated Statement of Operations. Approximately $0.2 million of the before-tax reclassification of net actuarial gains/(losses) of defined benefit plans are included in cost of revenues with the remainder included in selling, engineering, and administrative expenses in the Consolidated Statement of Operations for the three months ended March 31, 2014.

Note 16. Stock-Based Compensation

Stock-based compensation totaled approximately $10.9 million and $9.0 million for the three months ended March 31, 2014 and 2013, respectively.

Note 17. Earnings Per Common Share

Basic net income attributable to Trinity Industries, Inc. per common share is computed by dividing net income attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of basic unrestricted common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted net income attributable to Trinity per common share includes 1) the net impact of unvested restricted shares and shares that could be issued under outstanding stock options and 2) the incremental shares calculated by dividing the value of the conversion obligation in excess of the Convertible Subordinated Notes' aggregate principal amount by the average price of the Company's common stock during the period. The effect of the Convertible Subordinated Notes was antidilutive for the three months ended March 31, 2013. Total weighted average restricted shares and antidilutive stock options were 3.8 million shares and 3.2 million shares for the three months ended March 31, 2014 and March 31, 2013, respectively.

The computation of basic and diluted net income attributable to Trinity Industries, Inc. follows.

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
	(in millions, except per share amounts)
Net income from continuing operations	$233.3			$72.2
Less: net income (loss) from continuing operations attributable to noncontrolling interest	6.6			(0.3)
Net income from continuing operations attributable to Trinity Industries, Inc.	226.7			72.5
Unvested restricted share participation	(7.8)			(2.3)
Net income from continuing operations attributable to Trinity Industries, Inc. – basic	218.9	75.1	$2.91	70.2	76.9	$0.91
Effect of dilutive securities:
Stock options	—	—		—	0.1
Convertible subordinated notes	0.2	1.9		—	—
Net income from continuing operations attributable to Trinity Industries, Inc. – diluted	$219.1	77.0	$2.85	$70.2	77.0	$0.91

Net income (loss) from discontinued operations, net of taxes	$(0.3)			$6.6
Unvested restricted share participation	—			(0.2)
Net income (loss) from discontinued operations, net of taxes – basic	(0.3)	75.1	$—	6.4	76.9	$0.08
Effect of dilutive securities:
Stock options	—	—		—	0.1
Convertible subordinated notes	—	1.9		—	—
Net income (loss) from discontinued operations, net of taxes – diluted	$(0.3)	77.0	$—	$6.4	77.0	$0.08

Note 18. Contingencies

Highway Products Litigation

As previously reported, on January 28, 2013, the United States filed a “Notice of Election to Decline Intervention” in a False Claims Act (Qui Tam) complaint filed under seal on March 6, 2012 in the United States District Court for the Eastern District of Texas, Marshall Division styled Joshua Harman, on behalf of the United States of America, Plaintiff/Relator (“Mr. Harman”) v. Trinity Industries, Inc., Defendant, Case 2:12-cv-00089-JRG. Although the Company did not receive service of process with respect to the Original Complaint, the Company was served with Mr. Harman's Amended Complaint on May 17, 2013. The trial is currently set by the U.S. District Court for July 14, 2014. Mr. Harman alleges the Company presented false or fraudulent claims, records or statements to the United States to obtain payment or approval related to the Company's ET-Plus guardrail end-terminal, and seeks damages equaling the cost to recall and replace all installations of the ET-Plus trebled, plus civil penalties, costs, and interest. The Company notes that since its introduction in 2000, including all improvement modifications thereafter, the ET-Plus has satisfied the testing criteria required by the governing National Cooperative Highway Research Program Report 350 and the product approval requirements of the Federal Highway Administration. The Company intends to vigorously defend against Mr. Harman's allegations which will likely result in certain legal expenses. We do not believe that a loss is probable nor can a range of losses be determined. Accordingly, no accrual or range of loss has been included in the accompanying consolidated financial statements.

Train Derailment

The Company has been named as a respondent in litigation filed July 15, 2013 in Superior Court, Province of Quebec, District of Saint-Francois, styled Yannick Gagne and Guy Ouellet vs. Rail World, Inc., et al. The Company was also named as a defendant in multiple cases filed by the estates of decedents in the Circuit Court of Cook County, Illinois seeking damages for alleged wrongful death and property damage arising from the July 2013 crude oil unit train derailment in Lac-Mégantic, Quebec. However the Illinois cases have since been ordered transferred to the United States District Court for the District of Maine. This transfer prompted plaintiffs to seek dismissal of these actions. Nonetheless, the Maine court has not indicated those dismissals were effectuated and the cases were transferred to federal court in Maine and have been assigned new case numbers. The litigation filed in Quebec is seeking “class” status which, if certified, could lead to multiple individuals and business entities becoming class members. The Company’s tank car manufacturing subsidiary manufactured 35 of the 72 tank railcars involved in the derailment. A partially-owned subsidiary of the Company owned and leased to a third party 13 of the railcars involved in the incident, which lessee is also named as a defendant in the Province of Quebec litigation. The Company could be named in similar litigation involving other affected plaintiffs, but the ultimate number of claims, and the jurisdiction in which such claims are filed, may vary. We do not believe at this time that a loss is probable nor can a range of losses be determined. Accordingly, no accrual or range of loss has been included in the accompanying consolidated financial statements.

Railworthiness Directive

As previously reported, in 2011 the Company received the approval of the Federal Railroad Administration to implement a voluntary recertification of 948 tank cars owned or managed by the Company’s wholly-owned, railcar leasing subsidiary and used in transporting poison inhalation hazard (“PIH”) materials. The recertification process was performed in conjunction with the normal federally mandated inspection cycle for tank cars in PIH service and is substantially complete as of March 31, 2014. Maintenance costs associated with this recertification process were expensed as incurred.

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

The Company is involved in claims and lawsuits incidental to our business arising from various matters including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters, taking into consideration our rights in indemnity and recourse to third parties is $9.7 million to $30.4 million. At March 31, 2014, total accruals of $20.1 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying consolidated balance sheet. The Company believes any additional liability would not be material to its financial position or results of operations.

Trinity is subject to remedial orders and Federal, state, local, and foreign laws and regulations relating to the environment and the workplace. The Company has reserved $11.3 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. We believe that we are currently in substantial compliance with environmental and workplace laws and regulations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide readers of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A is presented in the following sections:
•Executive Summary
•Results of Operations
•Liquidity and Capital Resources
•Contractual Obligations and Commercial Commitments
•Recent Accounting Pronouncements
•Forward-Looking Statements
Our MD&A should be read in conjunction with the unaudited consolidated financial statements of Trinity Industries, Inc. and subsidiaries ("Trinity", "Company", "we", and "our") and related Notes in Part I, Item 1 of the Quarterly Report on Form 10-Q and Item 8, Financial Statements and Supplementary Data, of the Annual Report on Form 10-K for the year-ended December 31, 2013.

Executive Summary

The Company’s revenues for the three months ended March 31, 2014 were $1,460.5 million, representing an increase of $527.6 million or 57% over the same period in 2013. Operating profit for the three months ended March 31, 2014 increased by 145% to $391.3 million compared to $159.5 million in the prior year period. The increase in revenues for the three months ended March 31, 2014, when compared to the prior year period, resulted from higher shipment volumes and higher pricing due to increased overall demand and a more favorable product mix in our Rail Group. Additionally, our Leasing Group experienced significantly higher revenues from external railcar sales along with higher leasing and management revenues related to lease fleet additions and higher rental rates. Revenues in our Energy Equipment Group increased primarily due to higher volumes and acquisitions. Revenues in our Construction Products Group were higher due to acquisitions while lower shipment levels led to lower overall revenues for our Inland Barge Group. Overall operating profit and margin grew for the three months ended March 31, 2014, when compared with the prior year, primarily due to higher shipment levels and the effects of a more favorable product mix in our Rail Group, higher railcar sales from our Leasing Group, and increased shipping volumes in our Energy Equipment Group. Selling, engineering, and administrative expenses increased for the three months ended March 31, 2014 primarily due to higher compensation costs from increased staffing and improved performance in addition to increased legal expenses. The Company's headcount, including both production and non-production personnel, has increased approximately 3% since the end of 2013 primarily as a result of acquisitions. Net income from continuing operations for the three months ended March 31, 2014 was $233.3 million and increased $161.1 million over the same period in 2013.

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

Demand conditions and corresponding order levels for new railcars and barges serving the oil, gas, and chemicals industries continue to be favorable. Demand conditions and corresponding order levels in other markets, including cement and agricultural products, have recently begun to strengthen for both freight railcars and hopper barges while demand for products supporting the coal market remain weak. The slowdown in the commercial construction markets, budgetary constraints at the state level, and unfavorable weather conditions have negatively impacted the results of our Highway Products business while acquisition related volumes have contributed favorably to the results in our Aggregates business.

We continually assess our manufacturing capacity and take steps to align our production capacity with demand for our products. Due to improvements in demand for certain products, we have continued to increase production staff at certain facilities. We expect that facilities on non-operating status will be available for future operations to the extent that demand further increases.

As of March 31, 2014 and 2013 our backlog of firm and noncancellable orders was as follows:

	March 31, 2014	March 31, 2013
	(in millions)
Rail Group
External Customers	$4,233.3	$4,202.5
Leasing Group	1,008.9	905.7
	$5,242.2	$5,108.2
Inland Barge Group	$508.0	$483.0
Structural wind towers
Not subject to ongoing litigation	$476.7	$258.4
Subject to ongoing litigation	—	412.5
	$476.7	$670.9

For the three months ended March 31, 2014, our rail manufacturing businesses received orders for 9,625 railcars. The increase in backlog as of March 31, 2014 reflects the value of orders taken during the period. The orders in our backlog from the Leasing Group are supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery. Deliveries for multi-year barge agreements are included in the backlog when specific production quantities for future years have been determined. Approximately $412.5 million included in our backlog at March 31, 2013 is the subject of ongoing litigation with one of the Company's structural wind tower customers leaving a remainder of $258.4 million not subject to litigation. As of September 30, 2013, the Company removed the amount subject to litigation from its wind tower backlog due to the expectation that the purchases will not be made as contracted. The litigation, in which Trinity seeks damages for lost profits under the contract, is pending and is discussed in Note 18 of the Consolidated Financial Statements under "Other Matters".

During the three months ended March 31, 2014, we completed the acquisition of WesMor Cryogenic Companies and Alloy Custom Products, Inc., expanding the Company's engineering and manufacturing capabilities to provide cryogenic storage and transportation products. Additionally, we completed the acquisition of Platinum Energy Services in Alberta, Canada, a manufacturer and reseller of oil and gas process and storage equipment.

Under its strategic alliance agreement with Element Financial Corporation ("Element"), the Company completed sales of railcars to Element during the three months ended March 31, 2014 for a total value of $514.3 million, with revenue recorded by the Leasing Group of $277.9 million related to sales of railcars owned one year or less at the time of sale.

In March 2014, the Company’s Board of Directors authorized a new $250 million share repurchase program, effective March 7, 2014, that will expire on December 31, 2015. The new program replaced the Company's previously authorized $200 million share repurchase program. Under the new program, 138,273 shares were repurchased during the three months ended March 31, 2014, at a cost of approximately $10.0 million.

Results of Operations

Overall Summary for Continuing Operations

Revenues

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
	($ in millions)
Rail Group	$601.1	$256.3	$857.4	$423.6	$201.9	$625.5	37.1%
Construction Products Group	112.2	0.9	113.1	98.0	5.8	103.8	9.0
Inland Barge Group	136.9	—	136.9	147.4	—	147.4	(7.1)
Energy Equipment Group	167.0	43.6	210.6	128.5	26.2	154.7	36.1
Railcar Leasing and Management Services Group	442.2	0.9	443.1	134.4	—	134.4	229.7
All Other	1.1	22.1	23.2	1.0	18.3	19.3	20.2
Segment Totals before Eliminations	1,460.5	323.8	1,784.3	932.9	252.2	1,185.1	50.6
Eliminations – Lease subsidiary	—	(249.1)	(249.1)	—	(198.0)	(198.0)
Eliminations – Other	—	(74.7)	(74.7)	—	(54.2)	(54.2)
Consolidated Total	$1,460.5	$—	$1,460.5	$932.9	$—	$932.9	56.6

Our revenues for the three months ended March 31, 2014 increased by 57% from the prior year period. The overall increase was primarily due to higher shipment volumes and higher pricing due to increased overall demand and a more favorable product mix in our Rail Group combined with the effects of higher volumes in our Energy Equipment Group and in our Construction Products Group due to acquisitions. Our Leasing Group experienced higher external railcar sales as well as higher leasing and management revenues from higher fleet additions and an increase in rental rates. Lower shipment levels and product mix changes led to lower overall revenues for our Inland Barge Group.

Operating Costs

	Three Months Ended March 31,
	2014	2013
	(in millions)
Rail Group	$689.9	$522.6
Construction Products Group	91.4	96.1
Inland Barge Group	110.2	123.1
Energy Equipment Group	187.7	139.8
Railcar Leasing and Management Services Group	212.8	72.8
All Other	28.6	21.9
Segment Totals before Eliminations and Corporate	1,320.6	976.3
Corporate	23.1	16.6
Eliminations – lease subsidiary	(199.8)	(165.6)
Eliminations – other	(74.7)	(53.9)
Consolidated Total	$1,069.2	$773.4

Operating costs for the three months ended March 31, 2014, increased by 38.2% over the prior year primarily due to higher shipment levels in our Rail, Construction Products, and Energy Equipment Groups and higher railcar sales in our Leasing Group. Operating costs from our Inland Barge Group decreased due to lower shipment volumes and a change in the mix of barge types. Operating costs in the Construction Products Group included a significant gain from the sale of land held by our Aggregates business. Selling, engineering, and administrative expenses increased overall due primarily to higher compensation costs from increased staffing and improved performance in addition to increased legal expenses. As a percentage of revenue, selling, engineering, and administrative expenses decreased to 5.7% for the three months ended March 31, 2014 as compared to 7.4% for the same period in 2013.

Operating Profit (Loss)

	Three Months Ended March 31,
	2014	2013
	(in millions)
Rail Group	$167.5	$102.9
Construction Products Group	21.7	7.7
Inland Barge Group	26.7	24.3
Energy Equipment Group	22.9	14.9
Railcar Leasing and Management Services Group	230.3	61.6
All Other	(5.4)	(2.6)
Segment Totals before Eliminations and Corporate	463.7	208.8
Corporate	(23.1)	(16.6)
Eliminations – lease subsidiary	(49.3)	(32.4)
Eliminations – other	—	(0.3)
Consolidated Total	$391.3	$159.5

Our operating profit for the three months ended March 31, 2014 increased primarily as a result of higher shipment levels in our Rail and Energy Equipment Groups as well as higher railcar sales in our Leasing Group.

For a further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.

Other Income and Expense. Other income and expense is summarized in the following table:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Interest income	$(0.4)	$(0.4)
Interest expense	46.3	49.2
Other, net	(0.4)	(2.7)
Consolidated Total	$45.5	$46.1

Interest expense for the three months ended March 31, 2014 decreased by $2.9 million from the prior year primarily due to the TRIP Holdings debt refinancing completed in May 2013 and lower overall borrowings. The decrease in Other, net income results from $1.7 million related to the change in fair value of certain equity repurchase agreements with an investor in TRIP Holdings for the three months ended March 31, 2013.

Income Taxes. The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. Federal income tax rate and the Company’s effective income tax rate on income from continuing operations:

	Three Months Ended March 31,
	2014	2013
Statutory rate	35.0%	35.0%
State taxes	0.9	2.0
Domestic production activities deduction	(2.2)	(0.4)
Noncontrolling interest in partially-owned subsidiaries	(1.2)	—
Other, net	—	(0.3)
Effective rate	32.5%	36.3%

Our effective tax rate reflects a current tax benefit available for U.S. manufacturing activity in addition to income attributable to the noncontrolling interests in TRIP Holdings and RIV 2013 for which no income tax expense is provided. See Note 5 of the Consolidated Financial Statements for a further explanation of activities with respect to TRIP Holdings and RIV 2013. See Note 13 of the Consolidated Financial Statements for a further discussion of income taxes. Income tax payments during the three months ended March 31, 2014 totaled $46.7 million. Income taxes payable at March 31, 2014 amounted to a net amount of $91.3 million.

Segment Discussion

Rail Group

	Three Months Ended March 31,
	2014	2013	Percent
	($ in millions)		Change
Revenues:
Rail	$822.3	$591.3	39.1%
Components	35.1	34.2	2.6
Total revenues	857.4	625.5	37.1

Operating costs:
Cost of revenues	674.7	512.0	31.8
Selling, engineering, and administrative costs	15.2	10.6	43.4
Operating profit	$167.5	$102.9	62.8
Operating profit margin	19.5%	16.5%

As of March 31, 2014 and 2013 our Rail Group backlog of railcars was as follows:

	As of March 31,
	2014	2013
	(in millions)
External Customers	$4,233.3	$4,202.5
Leasing Group	1,008.9	905.7
Total	$5,242.2	$5,108.2

The changes in the number of railcars in the Rail Group backlog are as follows:

	Three Months Ended March 31,
	2014	2013
Beginning balance	39,895	31,990
Orders received	9,625	14,505
Shipments	(6,890)	(5,230)
Ending balance	42,630	41,265

Revenues increased for the three months ended March 31, 2014 by 37.1% when compared with the prior year with approximately 80% of the increase resulting from an increase in unit deliveries with the remainder of the increase due to improved pricing and product mix changes. Cost of revenues increased for the three months ended March 31, 2014 by 31.8% when compared with the prior year with substantially all of the increase resulting from an increase in unit deliveries.

Unit and price increases, as well as product mix changes, increased total backlog dollars by 2.6% when comparing March 31, 2014 to the prior year. The average selling price in the backlog at March 31, 2014 was substantially unchanged as compared to the previous year. The backlog dedicated to the Leasing Group is supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery.

In the three months ended March 31, 2014, railcar shipments included sales to the Leasing Group of $249.1 million compared to $198.0 million in the comparable period in 2013, with a deferred profit of $49.3 million compared to $32.4 million for the same period in 2013.

Construction Products Group

	Three Months Ended March 31,
	2014	2013	Percent
	($ in millions)		Change
Revenues:
Highway Products	$57.9	$69.9	(17.2)%
Aggregates	36.5	16.0	128.1
Other	18.7	17.9	4.5
Total revenues	113.1	103.8	9.0

Operating costs:
Cost of revenues	87.4	81.7	7.0
Selling, engineering, and administrative costs	15.2	14.4	5.6
Property disposition gains	(11.2)	—
Operating profit	$21.7	$7.7	181.8
Operating profit margin	19.2%	7.4%

Revenues increased for the three months ended March 31, 2014 by 9.0% compared to the same period in 2013. Increases in revenue in our Aggregates and Other businesses were due to acquisitions while the 17.2% decrease in our Highway Products business was due to lower sales volumes. Similarly, cost of revenues increased by 7.0% for the three months ended March 31, 2014, due to acquisition-related increases of approximately 17.7% offset by lower costs from lower Highway Products volumes of 10.7%. Selling, engineering, and administrative costs increased by 5.6% in 2014 primarily due to acquisitions. The gain from property dispositions of $11.2 million was primarily related to the sale of certain land held by our Aggregates business.

Inland Barge Group

	Three Months Ended March 31,
	2014	2013	Percent
	($ in millions)		Change

Revenues	$136.9	$147.4	(7.1)%

Operating costs:
Cost of revenues	106.2	116.8	(9.1)
Selling, engineering, and administrative costs	4.0	6.3	(36.5)
Operating profit	$26.7	$24.3	9.9
Operating profit margin	19.5%	16.5%

Revenues decreased for the three months ended March 31, 2014 by 7.1% compared to the same period in the prior year with three-fourths of the decrease resulting from lower delivery volumes and the remainder arising from a change in the mix of barge types. Cost of revenues decreased disproportionately from revenues, primarily due to product mix changes. Selling, engineering, and administrative costs decreased by 36.5% for the three months ended March 31, 2014 primarily as a result of a legal reserve involving a foreign subsidiary recorded during the three month period ended March 31, 2013 as well as decreased employee-related and consulting costs.

As of March 31, 2014, the backlog for the Inland Barge Group was $508.0 million compared to $483.0 million as of March 31, 2013. Deliveries for multi-year barge agreements are included in the backlog when specific production quantities for future periods have been determined.

Energy Equipment Group

	Three Months Ended March 31,
	2014	2013	Percent
	($ in millions)		Change
Revenues:
Structural wind towers	$77.2	$57.2	35.0%
Other	133.4	97.5	36.8
Total revenues	210.6	154.7	36.1

Operating costs:
Cost of revenues	174.2	130.1	33.9
Selling, engineering, and administrative costs	13.5	9.7	39.2
Operating profit	$22.9	$14.9	53.7
Operating profit margin	10.9%	9.6%

Revenues for the three months ended March 31, 2014 increased by 36.1% compared to the same period in 2013. Revenues from other product lines increased by 36.8%, with 60% of the increase due to volume increases and the remainder due to acquisitions. Revenue from structural wind towers increased by 35.0% due primarily to increased volumes and a change in mix of wind towers types produced. Cost of revenues for the three months ended March 31, 2014 increased by 33.9% with a quarter of the increase due to higher volumes in our storage containers, tank heads, and utility structures businesses; half of the increase due to product mix changes and increased volumes in our structural wind towers business; and the remainder of the increase due to acquisitions. Selling, engineering, and administrative costs increased in 2014 by 39.2% primarily related to acquisitions and additional compensation costs.

The backlog for structural wind towers was $476.7 million and $670.9 million at March 31, 2014 and 2013, respectively. Approximately $412.5 million included in our backlog at March 31, 2013 is the subject of ongoing litigation with one of the Company's structural wind towers customers, leaving a remainder in backlog of $258.4 million not subject to litigation. As of September 30, 2013, the Company removed the backlog subject to litigation from its structural wind towers backlog due to the expectation that the purchases will not be made as contracted. The litigation, in which Trinity seeks damages for lost profits under the contract, is pending and is discussed in Note 18 of the Consolidated Financial Statements under "Other Matters".

Railcar Leasing and Management Services Group

	Three Months Ended March 31,
	2014	2013	Percent
	($ in millions)		Change
Revenues:
Leasing and management	$150.2	$134.3	11.8%
Sales of railcars owned one year or less at the time of sale	292.9	0.1	*
Total revenues	$443.1	$134.4	229.7

Operating profit:
Leasing and management	$63.9	$54.8	16.6
Railcar sales:
Railcars owned one year or less at the time of sale	88.9	—
Railcars owned more than one year at the time of sale	77.5	6.8
Total operating profit	$230.3	$61.6	273.9

Operating profit margin:
Leasing and management	42.5%	40.8%
Railcar sales	*	*
Total operating profit margin	52.0%	45.8%

Selected expense information(1):
Depreciation	$32.5	$31.0	4.8
Maintenance	$21.0	$19.0	10.5
Rent	$13.3	$13.4	(0.7)
Interest:
External	$37.3	$40.9
Intercompany	—	2.7
Total interest expense	$37.3	$43.6	(14.4)
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

Total revenues increased for the three months ended March 31, 2014 compared to the prior year due primarily to increased railcar sales. Of the increase in leasing and management revenues, 60% was due to new investment in the lease fleet while the remainder was due to higher rental rates in our lease fleet. Sales of railcars owned one year or less at the time of sale included $277.9 million in railcar sales to Element for the three months ended March 31, 2014. Additionally, proceeds from the sale of railcars owned more than one year included $222.7 million from railcar sales to Element for the three months ended March 31, 2014. These transactions were completed as part of the Company's strategic alliance with Element announced in December 2013.

Operating profit increased for the three months ended March 31, 2014 compared to the prior year due to higher profit from railcar sales. Increased profit from operations resulting from net new investment in the lease fleet and from higher rental rates more than offset increased maintenance and depreciation for the three months ended March 31, 2014 when compared to the prior year. Interest expense decreased as a result of lower borrowings.

To fund the continued expansion of its lease fleet to meet market demand, the Leasing Group generally uses its non-recourse $475 million warehouse facility or excess cash to provide initial financing for a portion of the purchase price of the railcars. After initial financing, the Leasing Group generally obtains long-term financing for the railcars in the lease fleet through non-recourse asset-backed securities, long-term non-recourse operating leases pursuant to sales/leaseback transactions, or long-term recourse debt such as equipment trust certificates or third-party equity. See Other Financing Activities.

Information regarding the Leasing Group’s lease fleet follows:

	March 31, 2014	March 31, 2013
Number of railcars	73,545	72,775
Average age in years	7.4	6.8
Average remaining lease term in years	3.4	3.4
Fleet utilization	99.5%	98.4%

All Other

	Three Months Ended March 31,
	2014	2013	Percent
	($ in millions)		Change
Revenues	$23.2	$19.3	20.2%

Operating costs:
Cost of revenues	26.7	20.1	32.8
Selling, engineering, and administrative costs	1.6	1.7	(5.9)
Property disposition losses	0.3	0.1
Operating loss	$(5.4)	$(2.6)	107.7%

The increase in revenues for the three months ended March 31, 2014 compared to the prior year of 20.2% was primarily due to increased revenues from our transportation company resulting from higher internal shipments. The increase in operating loss for the three months ended March 31, 2014 was primarily due to certain reserves related to non-operating facilities.

Corporate

	Three Months Ended March 31,
	2014	2013	Percent
	($ in millions)		Change
Operating costs	$23.1	$16.6	39.2%

The increase in operating costs for the three months ended March 31, 2014 compared to the same period last year is primarily due to higher compensation costs from increased staffing and improved performance in addition to increased legal expenses.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2014 and March 31, 2013:

	Three Months Ended March 31,
	2014	2013
	(in millions)
Total cash provided by (required by):
Operating activities	$205.3	$101.8
Investing activities	(23.6)	(231.6)
Financing activities	(78.0)	(82.7)
Net increase (decrease) in cash and cash equivalents	$103.7	$(212.5)

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2014 was $205.3 million compared to net cash provided by operating activities of $101.8 million for the three months ended March 31, 2013. Cash flow provided by operating activities increased primarily due to higher operating profits in 2014.

Receivables at March 31, 2014 increased by $43.3 million or 11.6% from December 31, 2013 primarily due to higher receivables in our Rail Group. Raw materials inventory at March 31, 2014 increased by $16.9 million or 3.5% since December 31, 2013, primarily attributable to higher levels in our Rail and Energy Equipment Groups required to meet production demands offset by lower levels in our Inland Barge Group. Finished goods inventory at March 31, 2014 was substantially unchanged since December 31, 2013. Accounts payable increased by $38.4 million to support higher inventory levels, while accrued liabilities increased by $30.8 million from December 31, 2013 due primarily to higher income taxes payable at March 31, 2014. We continually review reserves related to bad debt as well as the adequacy of lower of cost or market valuations related to accounts receivable and inventory.

Investing Activities. Net cash required by investing activities for the three months ended March 31, 2014 was $23.6 million compared to $231.6 million for the three months ended March 31, 2013. Capital expenditures for the three months ended March 31, 2014 were $48.7 million, which included $203.6 million for additions to the lease fleet net of $204.0 million for the cost of sold lease fleet railcars owned one year or less. This compares to $192.6 million of capital expenditures for the same period last year, of which $166.8 million were for net additions to the lease fleet. Full-year manufacturing/corporate capital expenditures for 2014 are projected to range between $250.0 million and $300.0 million. For 2014, we do not expect the net investment in new railcars to consume any cash after considering the expected proceeds received from leased railcar sales during the year. Proceeds from the sale of property, plant, and equipment and other assets totaled $241.5 million for the three months ended March 31, 2014, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $224.3 million. This compares to $31.2 million for the same period in 2013, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $30.6 million. Net cash required related to acquisitions amounted to $112.6 million for the three months ended March 31, 2014. Short-term marketable securities for the three months ended March 31, 2014 increased by $106.7 million.

Financing Activities. Net cash required by financing activities during the three months ended March 31, 2014 was $78.0 million compared to $82.7 million of cash required by financing activities for the same period in 2013. During the three months ended March 31, 2014, we retired $53.1 million in debt as scheduled. During the three months ended March 31, 2013, we retired $83.5 million in debt principally consisting of the early repayment of the Leasing Group term loan in its entirety. Restricted cash decreased by $4.3 million and $7.9 million for the three months ended March 31, 2014 and March 31, 2013, respectively. We intend to use our cash and committed credit facilities to fund the operations, expansions, and growth initiatives of the Company.

Other Financing Activities

At March 31, 2014 and for the three month period then ended, there were no borrowings under our $425.0 million revolving credit facility that matures on October 20, 2016. Interest on the revolving credit facility is calculated at Libor plus 1.50% or prime plus 0.50%. After subtracting $67.0 million for letters of credit outstanding, $358.0 million was available under the revolving credit facility as of March 31, 2014.

The $475.0 million TILC warehouse loan facility, established to finance railcars owned by TILC, had $133.2 million outstanding and $341.8 million available as of March 31, 2014. The warehouse loan is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 1.92% at March 31, 2014. In June 2013, the warehouse loan facility was renewed and extended through June 2015. Amounts outstanding at maturity, absent renewal, will be payable in three installments in December 2015, June 2016, and December 2016.

In March 2014, the Company’s Board of Directors authorized a new $250 million share repurchase program, effective March 7, 2014, that will expire on December 31, 2015. The new program replaced the Company's previously authorized $200 million share repurchase program. Under the new program, 138,273 shares were repurchased during the three months ended March 31, 2014, at a cost of approximately $10.0 million. Certain shares of stock repurchased during March 2014, totaling $2.5 million, were cash settled in April 2014 in accordance with normal settlement practices.

Demand conditions and corresponding order levels for new railcars and barges serving the oil, gas, and chemicals industries continue to be favorable. Demand conditions and corresponding order levels in other markets, including cement and agricultural products, have recently begun to strengthen for both freight railcars and hopper barges while demand for products supporting the coal market remain weak. The slowdown in the commercial construction markets, budgetary constraints at the state level, and unfavorable weather conditions have negatively impacted the results of our Highway Products business while acquisition related volumes have contributed favorably to the results in our Aggregates business.

We continually assess our manufacturing capacity and take steps to align our production capacity with demand for our products. Due to improvements in demand for certain products, we have continued to increase production staff at certain facilities. We expect that facilities on non-operating status will be available for future operations to the extent that demand further increases.

Future Operating Requirements

We expect to finance future operating requirements with cash on hand, cash flows from operations, and, depending on market conditions, short-term and long-term debt, and equity. Debt instruments that the Company has utilized include its revolving credit facility, the TILC warehouse facility, senior notes, convertible subordinated notes, asset-backed securities, and sale-leaseback transactions. The Company has also issued equity at various times. As of March 31, 2014, the Company had unrestricted cash and short-term marketable securities balances of $788.6 million, $358.0 million available under its revolving credit facility, and $341.8 million available under its TILC warehouse facility. The Company believes it has access to adequate capital resources to fund operating requirements and is an active participant in the capital markets.

Off Balance Sheet Arrangements

See Note 6 of the Consolidated Financial Statements for information about off balance sheet arrangements.

Derivative Instruments

We use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 Fair Value Accounting for discussion of how the Company valued its interest rate swaps at March 31, 2014. See Note 11 Debt for a description of the Company's debt instruments.

Interest rate hedges

			Included in accompanying balance sheet at March 31, 2014
	Notional Amount	Interest Rate(1)	Liability	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(1.5)	$—
Promissory notes	$370.0	5.34%	$—	$3.3	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$12.3	$15.2
Open hedges:
TRIP Master Funding secured railcar equipment notes	$64.4	2.62%	$2.1	$0.9	$1.1
Promissory notes	$408.3	4.13%	$18.0	$16.5	$—

(1)	Weighted average fixed interest rate

	Effect on interest expense - increase/(decrease)
	Three Months Ended March 31,		Expected effect during next twelve months(1)
	2014	2013
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$(0.1)	$(0.1)	$(0.3)
Promissory notes	$0.8	$0.8	$2.9
TRIP Holdings warehouse loan	$1.3	$2.0	$5.1
Open hedges:
TRIP Master Funding secured railcar equipment notes	$0.4	$0.5	$1.4
Promissory notes	$3.9	$3.9	$15.5
(1) Based on the fair value of open hedges as of March 31, 2014

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

Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $5.1 million of additional interest expense expected to be recognized during the twelve months following March 31, 2014. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with an initial notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The effect on interest expense is primarily a result of monthly interest settlements.

See Note 11 Debt regarding the related debt instruments.

Other Derivatives

Natural gas and diesel fuel

We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amounts recorded in the consolidated financial statements as of March 31, 2014 for these instruments was not significant.

Foreign exchange hedge

We enter into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. The amounts recorded in the consolidated financial statements as of March 31, 2014 for these instruments was not significant.

Contractual Obligation and Commercial Commitments

As of March 31, 2014, contractual obligations related to letters of credit decreased to $67.9 million from $69.6 million as of December 31, 2013. Refer to Note 11 of the Consolidated Financial Statements for changes to our outstanding debt and maturities. Contractual obligations that relate to operating leases including sale/leaseback transactions were basically unchanged as of March 31, 2014. See Note 6 of the Consolidated Financial Statements regarding operating lease obligations.

Recent Accounting Pronouncements

None

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our market risks since December 31, 2013 as set forth in Item 7A of our 2013 Form 10-K. Refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of debt-related activity and the impact of hedging activity for the three months ended March 31, 2014.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of our 2013 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended March 31, 2014:

Period	Number of Shares Purchased(1)	Average Price Paid per Share (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2014 through January 31, 2014	2,698	$56.97	—	$91,880,173
February 1, 2014 through February 28, 2014	285	$58.48	—	$91,880,173
March 1, 2014 through March 31, 2014	138,431	$72.57	138,273	$239,965,681
Total	141,414	$72.24	138,273	$239,965,681

(1) These columns include the following transactions during the three months ended March 31, 2014: (i) the surrender to the Company of 2,094 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, (ii) the purchase of 1,047 shares of common stock by the Trustee for assets held in a non-qualified employee profit-sharing plan trust, and (iii) the purchase of 138,273 shares of common stock on the open market as part of the stock repurchase program.

(2) In March 2014, the Company’s Board of Directors authorized a new $250 million share repurchase program, effective March 7, 2014, that will expire on December 31, 2015. The new program replaced the Company's previously authorized $200 million share repurchase program. Under the new program, 138,273 shares were repurchased during the three months ended March 31, 2014, at a cost of approximately $10.0 million. Certain shares of stock repurchased during March 2014, totaling $2.5 million, were cash settled in April 2014 in accordance with normal settlement practices. The approximate dollar value of shares that were eligible to be repurchased under such share repurchase program is shown as of the end of such month or quarter.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-Q.

Item 5. Other Information

None.

Item 6. Exhibits

NO.	DESCRIPTION
(3.1)	Amended and Restated Bylaws of Trinity Industries, Inc., effective March 24, 2014 (incorporated by reference to Exhibit 99.2 to our Form 8-K filed March 26, 2014).
(31.1)	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
(31.2)	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
(32.1)	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32.2)	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(95)	Mine Safety Disclosure Exhibit (filed herewith).
101.INS	XBRL Instance Document (filed electronically herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)
_____________________________
* Management contracts and compensatory plan arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By	/s/ James E. Perry
Registrant
James E. Perry
Senior Vice President and
Chief Financial Officer
April 30, 2014

INDEX TO EXHIBITS

NO.	DESCRIPTION
(3.1)	Amended and Restated Bylaws of Trinity Industries, Inc., effective March 24, 2014 (incorporated by reference to Exhibit 99.2 to our Form 8-K filed March 26, 2014).
(31.1)	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
(31.2)	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
(32.1)	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32.2)	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(95)	Mine Safety Disclosure Exhibit (filed herewith).
101.INS	XBRL Instance Document (filed electronically herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)
____________
* Management contracts and compensatory plan arrangements.