Form 10-Q
period 2014-06-30
TRINITY INDUSTRIES INC
filed 2014-07-30
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At July 15, 2014 the number of shares of common stock outstanding was 156,060,454.

TRINITY INDUSTRIES, INC.
FORM 10-Q

All share and per share information, including dividends, has been retroactively adjusted to reflect the 2-for-1 stock split, except for the statement of stockholders' equity which reflects the stock split by reclassifying from "Capital in Excess of Par Value" to "Common Stock" an amount equal to the par value of the additional shares issued to effect the stock split.

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions, except per share amounts)
Revenues:
Manufacturing	$1,259.9	$896.5	$2,278.2	$1,695.0
Leasing	225.4	169.6	667.6	304.0
	1,485.3	1,066.1	2,945.8	1,999.0
Operating costs:
Cost of revenues:
Manufacturing	970.2	726.0	1,764.9	1,367.2
Leasing	128.1	86.2	407.4	156.1
	1,098.3	812.2	2,172.3	1,523.3
Selling, engineering, and administrative expenses:
Manufacturing	56.0	47.1	105.5	89.8
Leasing	10.7	8.9	21.7	18.6
Other	29.7	15.5	52.8	32.1
	96.4	71.5	180.0	140.5
Gains (losses) on disposition of property, plant, and equipment:
Net gains on railcar lease fleet sales owned more than one year at the time of sale	9.7	1.2	87.2	8.0
Other	1.7	(0.2)	12.6	(0.3)
	11.4	1.0	99.8	7.7
Total operating profit	302.0	183.4	693.3	342.9
Other (income) expense:
Interest income	(0.7)	(0.4)	(1.1)	(0.8)
Interest expense	46.9	46.5	93.2	95.7
Other, net	(1.4)	0.9	(1.8)	(1.8)
	44.8	47.0	90.3	93.1
Income from continuing operations before income taxes	257.2	136.4	603.0	249.8
Provision for income taxes	83.9	47.2	196.4	88.4
Net income from continuing operations	173.3	89.2	406.6	161.4
Discontinued operations:
Gain on sale of discontinued operations, net of provision for income taxes of $-, $-, $- and $5.4	—	0.1	—	7.1
Loss from discontinued operations, net of benefit for income taxes of $-, $0.5, $0.2 and $0.8	(0.2)	(1.1)	(0.5)	(1.5)
Net income	173.1	88.2	406.1	167.0
Net income attributable to noncontrolling interest	8.9	4.2	15.5	3.9
Net income attributable to Trinity Industries, Inc.	$164.2	$84.0	$390.6	$163.1

Net income attributable to Trinity Industries, Inc. per common share:
Basic:
Continuing operations	$1.05	$0.53	$2.51	$0.99
Discontinued operations	—	(0.01)	—	0.04
	$1.05	$0.52	$2.51	$1.03
Diluted:
Continuing operations	$1.01	$0.53	$2.43	$0.99
Discontinued operations	—	(0.01)	—	0.04
	$1.01	$0.52	$2.43	$1.03
Weighted average number of shares outstanding:
Basic	151.0	154.0	150.5	154.0
Diluted	157.4	154.1	155.6	154.2
Dividends declared per common share	$0.100	$0.065	$0.175	$0.120
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Net income	$173.1	$88.2	$406.1	$167.0
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains/(losses) arising during the period, net of tax expense/(benefit) of $(0.1), $(0.1), $0.3 and $0.4	(0.6)	1.5	(1.8)	0.8
Reclassification adjustments for losses included in net income, net of tax benefit of $1.9, $2.0, $3.9 and $4.8	4.2	4.7	8.5	9.3
Defined benefit plans:
Amortization of net actuarial losses, net of tax benefit of $0.1, $0.5, $0.2 and $1.0	0.2	0.8	0.4	1.5
	3.8	7.0	7.1	11.6
Comprehensive income	176.9	95.2	413.2	178.6
Less: comprehensive income attributable to noncontrolling interest	9.5	5.9	16.8	6.3
Comprehensive income attributable to Trinity Industries, Inc.	$167.4	$89.3	$396.4	$172.3
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(unaudited)
	(in millions)
ASSETS
Cash and cash equivalents	$715.3	$428.5
Short-term marketable securities	218.5	149.7
Receivables, net of allowance	514.5	372.7
Inventories:
Raw materials and supplies	604.6	477.0
Work in process	307.8	201.4
Finished goods	110.1	136.3
	1,022.5	814.7
Restricted cash, including partially-owned subsidiaries of $90.6 and $77.1	248.5	260.7
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $2,259.9 and $1,887.2	6,240.4	6,275.8
Less accumulated depreciation, including partially-owned subsidiaries of $229.5 and $202.1	(1,569.7)	(1,505.2)
	4,670.7	4,770.6
Goodwill	365.4	278.2
Other assets	258.7	238.3
	$8,014.1	$7,313.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$293.0	$216.3
Accrued liabilities	517.5	567.4
Debt:
Recourse, net of unamortized discount of $67.0 and $74.1	424.5	419.0
Non-recourse:
Wholly-owned subsidiaries	1,260.7	1,314.7
Partially-owned subsidiaries	1,557.3	1,256.1
	3,242.5	2,989.8
Deferred income	38.8	40.8
Deferred income taxes	647.0	650.7
Other liabilities	106.7	99.3
	4,845.5	4,564.3
Stockholders’ equity:
Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – 200.0 shares authorized	156.1	81.7
Capital in excess of par value	451.1	686.6
Retained earnings	2,233.4	1,870.0
Accumulated other comprehensive loss	(72.1)	(78.2)
Treasury stock	(1.0)	(158.0)
	2,767.5	2,402.1
Noncontrolling interest	401.1	347.0
	3,168.6	2,749.1
	$8,014.1	$7,313.4
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2014	2013
	(in millions)
Operating activities:
Net income	$406.1	$167.0
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	0.5	(5.6)
Depreciation and amortization	111.0	102.4
Stock-based compensation expense	23.5	18.8
Excess tax benefits from stock-based compensation	(23.6)	(7.8)
Provision (benefit) for deferred income taxes	(19.6)	30.7
Net gains on railcar lease fleet sales owned more than one year at the time of sale	(87.2)	(8.0)
(Gains) losses on disposition of property, plant, equipment, and other assets	(12.6)	0.3
Non-cash interest expense	15.0	16.2
Other	(3.0)	(5.7)
Changes in assets and liabilities:
(Increase) decrease in receivables	(136.5)	3.0
(Increase) decrease in inventories	(176.4)	(37.4)
(Increase) decrease in restricted cash	25.0	—
(Increase) decrease in other assets	(19.0)	(29.0)
Increase (decrease) in accounts payable	73.7	—
Increase (decrease) in accrued liabilities	(21.1)	16.8
Increase (decrease) in other liabilities	1.2	4.7
Net cash provided by operating activities - continuing operations	157.0	266.4
Net cash provided by operating activities - discontinued operations	0.4	7.2
Net cash provided by operating activities	157.4	273.6

Investing activities:
(Increase) decrease in short-term marketable securities	(68.8)	(59.9)
Proceeds from railcar lease fleet sales owned more than one year at the time of sale	242.1	39.1
Proceeds from disposition of property, plant, equipment, and other assets	21.0	0.1
Capital expenditures – leasing, net of sold lease fleet railcars owned one year or less with a net cost of $257.6 and $15.5	(49.5)	(308.5)
Capital expenditures – manufacturing and other	(107.5)	(57.4)
Acquisitions, net of cash acquired	(118.8)	(37.2)
Other	0.4	(0.6)
Net cash required by investing activities - continuing operations	(81.1)	(424.4)
Net cash required by investing activities - discontinued operations	(0.1)	(0.5)
Net cash required by investing activities	(81.2)	(424.9)

Financing activities:
Proceeds from issuance of common stock, net	0.4	1.6
Excess tax benefits from stock-based compensation	23.6	7.8
Payments to retire debt	(90.1)	(177.4)
Proceeds from issuance of debt	332.1	—
(Increase) decrease in restricted cash	(12.8)	(3.8)
Shares repurchased	(17.5)	(40.2)
Dividends paid to common shareholders	(23.2)	(17.4)
Purchase of shares to satisfy employee tax on vested stock	(38.1)	(9.0)
Proceeds from sale of interests in partially-owned leasing subsidiaries	—	294.9
Repurchase of noncontrolling interests in partially-owned leasing subsidiary	—	(84.0)
Contributions from noncontrolling interest	49.6	—
Distributions to noncontrolling interest	(12.3)	—
Other	(0.5)	(5.6)
Net cash provided (required) by financing activities - continuing operations	211.2	(33.1)
Net cash required by financing activities - discontinued operations	(0.6)	(0.6)
Net cash provided (required) by financing activities	210.6	(33.7)
Net increase (decrease) in cash and cash equivalents	286.8	(185.0)
Cash and cash equivalents at beginning of period	428.5	573.0
Cash and cash equivalents at end of period	$715.3	$388.0
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
(unaudited)

	Common Stock					Treasury Stock
			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss			Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$1 Par Value				Shares	Amount
	(in millions, except par value)
Balances at December 31, 2013	81.7	$81.7	$686.6	$1,870.0	$(78.2)	(4.3)	$(158.0)	$2,402.1	$347.0	$2,749.1
Net income	—	—	—	390.6	—	—	—	390.6	15.5	406.1
Other comprehensive income	—	—	—	—	5.8	—	—	5.8	1.3	7.1
Cash dividends on common stock	—	—	—	(27.2)	—	—	—	(27.2)	—	(27.2)
Restricted shares, net	—	—	(3.4)	—	—	0.7	(11.2)	(14.6)	—	(14.6)
Shares repurchased	—	—	—	—	—	(0.2)	(12.5)	(12.5)	—	(12.5)
Stock options exercised	—	—	(0.2)	—	—	—	0.6	0.4	—	0.4
Excess tax benefits from stock-based compensation	—	—	23.7	—	—	—	—	23.7	—	23.7
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	49.6	49.6
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(12.3)	(12.3)
Retirement of treasury stock	(3.7)	(3.7)	(176.6)	—	—	3.7	180.3	—	—	—
Stock split	78.0	78.0	(78.0)	—	—	—	—	—	—	—
Other	0.1	0.1	(1.0)	—	0.3	—	(0.2)	(0.8)	—	(0.8)
Balances at June 30, 2014	156.1	$156.1	$451.1	$2,233.4	$(72.1)	(0.1)	$(1.0)	$2,767.5	$401.1	$3,168.6
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity”, “Company”, “we”, or “our”) including the accounts of its wholly-owned subsidiaries and its partially-owned subsidiaries, TRIP Rail Holdings LLC (“TRIP Holdings”) and RIV 2013 Rail Holdings LLC ("RIV 2013"), in which the Company has a controlling interest. In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of June 30, 2014, and the results of operations for the three and six months ended June 30, 2014 and 2013, and cash flows for the six months ended June 30, 2014 and 2013, have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Because of seasonal and other factors, the results of operations for the six months ended June 30, 2014 may not be indicative of expected results of operations for the year ending December 31, 2014. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2013.

Stockholders' Equity

On May 5, 2014, the Company's Board of Directors authorized a 2-for-1 stock split on its common shares. The stock split was issued in the form of a 100% stock dividend. The additional shares were distributed on June 19, 2014, to shareholders of record at the close of business on June 5, 2014. All share and per share information, including dividends, has been retroactively adjusted to reflect the 2-for-1 stock split, except for the statement of stockholders' equity which will reflect the stock split by reclassifying from "Capital in Excess of Par Value" to "Common Stock" in the amount of $78.0 million, which equals the par value of the additional shares issued to effect the stock split.

In March 2014, the Company’s Board of Directors authorized a new $250 million share repurchase program that expires on December 31, 2015 and replaced the Company's previously authorized $200 million share repurchase program. Under the new program, 63,600 shares and 340,146 shares, respectively, were repurchased during the three and six months ended June 30, 2014, at a cost of approximately $2.5 million and $12.5 million, respectively. During the three and six months ended June 30, 2013, the Company repurchased 2,588,496 shares under the prior program at a cost of approximately $49.9 million. Certain shares of stock repurchased during June 2013, totaling $9.7 million, were cash settled in July 2013 in accordance with normal settlement practices.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers," ("ASU 2014-09") providing common revenue recognition guidance for U.S. GAAP. Under ASU 2014-09, an entity recognizes revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires additional detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted. We are currently evaluating the impact this standard will have on our consolidated financial statements.

Reclassifications

Certain prior year balances have been reclassified in the consolidated statements of cash flows to conform to the 2014 presentation.

Note 2. Acquisitions and Divestitures

The Company's acquisition and divestiture activities are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Acquisitions:
Purchase price	$7.7	$29.6	$125.3	$83.4
Net cash paid	$6.2	$28.1	$118.8	$37.2
Goodwill recorded	$5.1	$7.0	$87.2	$9.5

Divestitures:
Proceeds	$—	$—	$—	$35.6
Gain recognized	$—	$0.1	$—	$12.5
Goodwill charged off	$—	$—	$—	$4.8

During the six months ended June 30, 2014, we completed the acquisition of three businesses in our Energy Equipment Group located in the U.S. and Canada and one business in our Construction Products Group located in the U.S. The acquisitions were recorded based on preliminary valuations of the related assets and liabilities at their acquisition date fair value using level three inputs. Such assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level. See Note 3 Fair Value Accounting for a discussion of inputs in determining fair value.

During the six months ended June 30, 2013, the Company sold its ready-mix concrete operations in exchange for certain aggregates operations. The divestiture has been accounted for and reported as a discontinued operation. Condensed results of operations for the ready-mix concrete operations for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Revenues	$—	$—	$—	$31.6

Loss from discontinued operations before income taxes	$(0.2)	$(1.6)	$(0.7)	$(2.3)
Income tax benefit	—	(0.5)	(0.2)	(0.8)
Net loss from discontinued operations	$(0.2)	$(1.1)	$(0.5)	$(1.5)

In June 2014, Trinity entered into an agreement to acquire the assets of Meyer Steel Structures ("Meyer"), the utility steel structures division of Thomas & Betts Corporation, a member of the ABB Group, for approximately $600 million. Meyer is one of North America's leading providers of tubular steel structures for electricity transmission and distribution. The transaction is expected to close during the quarter ending September 30, 2014, subject to regulatory approval. The operations of Meyer will be included with the Company's Energy Equipment Group.

Note 3. Fair Value Accounting

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of June 30, 2014
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$414.7	$—	$—	$414.7
Restricted cash	248.5	—	—	248.5
Total assets	$663.2	$—	$—	$663.2

Liabilities:
Interest rate hedges:(1)
Wholly-owned subsidiaries	$—	$14.2	$—	$14.2
Partially-owned subsidiaries	—	2.3	—	2.3
Total liabilities	$—	$16.5	$—	$16.5

	Fair Value Measurement as of December 31, 2013
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$230.6	$—	$—	$230.6
Restricted cash	260.7	—	—	260.7
Total assets	$491.3	$—	$—	$491.3

Liabilities:
Interest rate hedges:(1)
Wholly-owned subsidiaries	$—	$21.7	$—	$21.7
Partially-owned subsidiaries	—	2.1	—	2.1
Total liabilities	$—	$23.8	$—	$23.8
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

The carrying amounts and estimated fair values of our long-term debt are as follows:

	June 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Recourse:
Convertible subordinated notes	$450.0	$837.9	$450.0	$593.4
Less: unamortized discount	(67.0)		(74.1)
	383.0		375.9
Capital lease obligations	40.6	40.6	42.2	42.2
Other	0.9	0.9	0.9	0.9
	424.5	879.4	419.0	636.5
Non-recourse:
2006 secured railcar equipment notes	232.5	256.4	240.7	259.2
Promissory notes	382.0	376.9	396.1	389.6
2009 secured railcar equipment notes	194.1	233.5	199.0	229.5
2010 secured railcar equipment notes	320.1	351.8	326.9	342.7
TILC warehouse facility	132.0	132.0	152.0	152.0
TRL 2012 secured railcar equipment notes - RIV 2013	486.6	485.1	499.3	483.4
TRIP Master Funding secured railcar equipment notes	1,070.7	1,152.5	756.8	819.8
	2,818.0	2,988.2	2,570.8	2,676.2
Total	$3,242.5	$3,867.6	$2,989.8	$3,312.7

The estimated fair value of our convertible subordinated notes was based on a quoted market price in a market with little activity as of June 30, 2014 and December 31, 2013, respectively (Level 2 input). The estimated fair values of our 2006, 2009, 2010, and 2012 secured railcar equipment notes, promissory notes, and TRIP Rail Master Funding LLC (“TRIP Master Funding”) secured railcar equipment notes are based on our estimate of their fair value as of June 30, 2014 and December 31, 2013, respectively. These values were determined by discounting their future cash flows at the current market interest rate (Level 3 inputs). The carrying value of our Trinity Industries Leasing Company (“TILC”) warehouse facility approximates fair value because the interest rate adjusts to the market interest rate (Level 3 input). The fair values of all other financial instruments are estimated to approximate carrying value. See Note 11 Debt for a description of the Company's long-term debt.

Note 4. Segment Information

The Company reports operating results in five principal business segments: (1) the Rail Group, which manufactures and sells railcars and related parts and components; (2) the Construction Products Group, which manufactures and sells highway products and other steel products for infrastructure-related projects, and produces and sells aggregates; (3) the Inland Barge Group, which manufactures and sells barges and related products for inland waterway services; (4) the Energy Equipment Group, which manufactures and sells products for energy-related businesses, including structural wind towers, storage containers, transport trailers, tank heads for pressure and non-pressure vessels, and utility, traffic, and lighting structures; and (5) the Railcar Leasing and Management Services Group (“Leasing Group”), which owns and operates a fleet of railcars as well as provides third-party fleet management, maintenance, and leasing services. The segment All Other includes our captive insurance and transportation companies; legal, environmental, and maintenance costs associated with non-operating facilities; and other peripheral businesses. Gains and losses from the sale of property, plant, and equipment that are related to manufacturing and dedicated to the specific manufacturing operations of a particular segment are included in operating profit of that respective segment. Gains and losses from the sale of property, plant, and equipment that can be utilized by multiple segments are included in operating profit of the All Other segment.

Sales and related net profits from the Rail Group to the Leasing Group are recorded in the Rail Group and eliminated in consolidation. Sales between these groups are recorded at prices comparable to those charged to external customers, taking into consideration quantity, features, and production demand. Intersegment sales and net profit ("deferred profit") are eliminated in consolidation and reflected in the "Eliminations – Lease subsidiary" line in the table below. Amortization of deferred profit on railcars sold to the Leasing Group is included in the operating profit of the Leasing Group, resulting in the recognition of depreciation expense based on the Company's original manufacturing cost of the railcars. Sales of railcars from the lease fleet are included in the Leasing Group, with related gains and losses computed based on the net book value of the original manufacturing cost of the railcars.

The financial information from continuing operations for these segments is shown in the tables below. We operate principally in North America.

Three Months Ended June 30, 2014

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$760.7	$134.9	$895.6	$176.0
Construction Products Group	149.9	1.8	151.7	22.4
Inland Barge Group	165.4	—	165.4	30.9
Energy Equipment Group	183.2	44.4	227.6	28.3
Railcar Leasing and Management Services Group	225.4	6.1	231.5	102.4
All Other	0.7	27.4	28.1	(2.6)
Segment Totals before Eliminations and Corporate	1,485.3	214.6	1,699.9	357.4
Corporate	—	—	—	(29.7)
Eliminations – Lease subsidiary	—	(128.6)	(128.6)	(26.9)
Eliminations – Other	—	(86.0)	(86.0)	1.2
Consolidated Total	$1,485.3	$—	$1,485.3	$302.0

Three Months Ended June 30, 2013

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$474.1	$193.9	$668.0	$107.9
Construction Products Group	149.3	5.2	154.5	19.0
Inland Barge Group	150.0	—	150.0	20.9
Energy Equipment Group	121.4	31.1	152.5	14.3
Railcar Leasing and Management Services Group	169.6	—	169.6	75.7
All Other	1.7	20.0	21.7	(3.8)
Segment Totals before Eliminations and Corporate	1,066.1	250.2	1,316.3	234.0
Corporate	—	—	—	(15.5)
Eliminations – Lease subsidiary	—	(189.5)	(189.5)	(34.7)
Eliminations – Other	—	(60.7)	(60.7)	(0.4)
Consolidated Total	$1,066.1	$—	$1,066.1	$183.4

Six Months Ended June 30, 2014

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$1,361.8	$391.2	$1,753.0	$343.5
Construction Products Group	262.1	2.7	264.8	44.1
Inland Barge Group	302.3	—	302.3	57.6
Energy Equipment Group	350.2	88.0	438.2	51.2
Railcar Leasing and Management Services Group	667.6	7.0	674.6	332.7
All Other	1.8	49.5	51.3	(8.0)
Segment Totals before Eliminations and Corporate	2,945.8	538.4	3,484.2	821.1
Corporate	—	—	—	(52.8)
Eliminations – Lease subsidiary	—	(377.7)	(377.7)	(76.2)
Eliminations – Other	—	(160.7)	(160.7)	1.2
Consolidated Total	$2,945.8	$—	$2,945.8	$693.3

Six Months Ended June 30, 2013

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$897.7	$395.8	$1,293.5	$210.8
Construction Products Group	247.3	11.0	258.3	26.7
Inland Barge Group	297.4	—	297.4	45.2
Energy Equipment Group	249.9	57.3	307.2	29.2
Railcar Leasing and Management Services Group	304.0	—	304.0	137.3
All Other	2.7	38.3	41.0	(6.4)
Segment Totals before Eliminations and Corporate	1,999.0	502.4	2,501.4	442.8
Corporate	—	—	—	(32.1)
Eliminations – Lease subsidiary	—	(387.5)	(387.5)	(67.1)
Eliminations – Other	—	(114.9)	(114.9)	(0.7)
Consolidated Total	$1,999.0	$—	$1,999.0	$342.9

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
TRIP Holdings and RIV 2013, through TRIP Leasing and TRL 2012, respectively, acquired railcars from the Company's Rail and Leasing Groups funded by capital contributions from TILC and third-party equity investors, and from secured borrowings. Railcars purchased from the Company by TRIP Master Funding and TRL 2012 are required to be purchased at fair value as determined by TILC and approved by the boards of representatives of TRIP Holdings and RIV 2013, respectively. The assets of each of TRIP Master Funding and TRL 2012 may only be used to satisfy the particular subsidiary's liabilities, and the creditors of each of TRIP Master Funding and TRL 2012 have recourse only to the particular subsidiary's assets. Each of TILC and the third-party equity investors receive distributions from TRIP Holdings and RIV 2013, when allowed, in proportion to its respective equity interests, and has an interest in the net assets of the partially-owned subsidiaries upon a liquidation event in the same proportion. TILC is paid fees for the services it provides to TRIP Master Funding and TRL 2012 and has the potential to earn certain incentive fees. With respect to TRIP Holdings as of June 30, 2014, TILC has a commitment that expires in May 2016 to provide additional equity funding of up to $5.7 million for the purchase of railcars and satisfaction of certain other liabilities of TRIP Holdings. The third-party equity investors in TRIP Holdings have a similar commitment that expires in May 2016 to provide up to $12.9 million of additional equity funding. TILC and the third-party equity investors may have additional commitments to provide equity funding to TRIP Holdings that expire in May 2019 contingent upon certain returns on investment in TRIP Holdings and other conditions being met. Trinity has no obligation to guarantee performance under any of the partially-owned subsidiaries' (or their respective subsidiaries') debt agreements, guarantee any railcar residual values, shield any parties from losses, or guarantee minimum yields.

In May 2014, TILC and the third-party investors of TRIP Holdings contributed $21.6 million and $49.6 million, respectively, net of expenses, to TRIP Holdings. These contributions, combined with additional secured borrowings, were used to purchase additional railcar equipment from TILC. At June 30, 2014, the Company's carrying value of its investment in TRIP Holdings was $184.8 million, representing the Company's 43% ownership interest, while the Company's carrying value of its investment in RIV 2013 was $45.2 million, representing the Company's 31% interest. The Company's investments in its partially-owned leasing subsidiaries are eliminated in consolidation.
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

Note 6. Railcar Leasing and Management Services Group

The Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet management, maintenance, and leasing services. Selected consolidating financial information for the Leasing Group is as follows:

	June 30, 2014
	Leasing Group
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash, cash equivalents, and short-term marketable securities	$3.3	$—	$930.5	$933.8
Property, plant, and equipment, net	$2,436.8	$2,030.4	$740.5	$5,207.7
Net deferred profit on railcars sold to the Leasing Group				(537.0)
Consolidated property, plant and equipment, net				$4,670.7
Restricted cash	$157.9	$90.6	$—	$248.5
Debt:
Recourse	$40.6	$—	$450.9	$491.5
Less: unamortized discount	—	—	(67.0)	(67.0)
	40.6	—	383.9	424.5
Non-recourse	1,260.7	1,557.3	—	2,818.0
Total debt	$1,301.3	$1,557.3	$383.9	$3,242.5
Net deferred tax liabilities	$647.8	$0.1	$(8.2)	$639.7

	December 31, 2013
	Leasing Group
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash, cash equivalents, and short-term marketable securities	$3.5	$—	$574.7	$578.2
Property, plant, and equipment, net	$2,964.6	$1,685.1	$670.6	$5,320.3
Net deferred profit on railcars sold to the Leasing Group				(549.7)
Consolidated property, plant and equipment, net				$4,770.6
Restricted cash	$183.6	$77.1	$—	$260.7
Debt:
Recourse	$42.2	$—	$450.9	$493.1
Less: unamortized discount	—	—	(74.1)	(74.1)
	42.2	—	376.8	419.0
Non-recourse	1,314.7	1,256.1	—	2,570.8
Total debt	$1,356.9	$1,256.1	$376.8	$2,989.8
Net deferred tax liabilities	$671.9	$—	$(32.5)	$639.4

Net deferred profit on railcars sold to the Leasing Group consists of intersegment profit that is eliminated in consolidation and is, therefore, not allocated to an operating segment. See Note 5 Partially-Owned Leasing Subsidiaries and Note 11 Debt for a further discussion regarding the Company’s investment in its partially-owned leasing subsidiaries and the related indebtedness.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percent	2014	2013	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$160.7	$150.7	6.6%	$310.9	$285.0	9.1%
Sales of railcars owned one year or less at the time of sale	70.8	18.9	*	363.7	19.0	*
Total revenues	$231.5	$169.6	36.5	$674.6	$304.0	121.9

Operating profit:
Leasing and management	$75.5	$71.0	6.3	$139.4	$125.8	10.8
Railcar sales:
Railcars owned one year or less at the time of sale	17.2	3.5		106.1	3.5
Railcars owned more than one year at the time of sale	9.7	1.2		87.2	8.0
Total operating profit	$102.4	$75.7	35.3	$332.7	$137.3	142.3

Operating profit margin:
Leasing and management	47.0%	47.1%		44.8%	44.1%
Railcar sales	*	*		*	*
Total operating profit margin	44.2%	44.6%		49.3%	45.2%

Selected expense information(1):
Depreciation	$32.2	$32.0	0.6	$64.7	$63.0	2.7
Maintenance	$20.0	$18.4	8.7	$41.0	$37.4	9.6
Rent	$13.3	$13.3	—	$26.6	$26.7	(0.4)
Interest:
External	$38.1	$38.0		$75.4	$78.9
Intercompany	—	1.1		—	3.8
Total interest expense	$38.1	$39.1	(2.6)	$75.4	$82.7	(8.8)
 * Not meaningful

(1) Depreciation, maintenance, and rent expense are components of operating profit. Amortization of deferred profit on railcars sold from the Rail Group to the Leasing Group is included in the operating profits of the Leasing Group resulting in the recognition of depreciation expense based on the Company's original manufacturing cost of the railcars. Interest expense is not a component of operating profit and includes the effect of hedges. Intercompany interest expense is eliminated in consolidation and arises from Trinity’s previous ownership of a portion of TRIP Holdings’ Senior Secured Notes, which notes were retired in full in May 2013. See Note 11 Debt.

During the six months ended June 30, 2014, the Company received proceeds of $635.7 million from the sale of leased railcars to Element Financial Corporation ("Element") under the strategic alliance with Element announced in December 2013, including $81.6 million recorded as revenue by the Rail Group. From the total proceeds received from Element, the Leasing Group recorded $331.4 million in revenue from the sale of railcars owned one year or less at the time of sale. The remainder of the proceeds of $222.7 million is attributable to the sale of railcars owned more than one year at the time of sale and is, consequently, excluded from revenue.

Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured predominantly by the Rail Group and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Leasing Group primarily enters into operating leases. Future contractual minimum rental revenues on leases are as follows:

	Remaining six months of 2014	2015	2016	2017	2018	Thereafter	Total
	(in millions)
Future contractual minimum rental revenue	$221.0	$388.9	$325.1	$261.7	$196.6	$295.8	$1,689.1

Debt. The Leasing Group’s debt at June 30, 2014 consisted of both recourse and non-recourse debt. As of June 30, 2014, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $1,888.3 million, excluding deferred profit, which is pledged as collateral for Leasing Group debt held by those subsidiaries, including equipment with a net book value of $46.7 million securing capital lease obligations. The net book value, excluding deferred profit, of unpledged equipment at June 30, 2014 was $462.5 million. See Note 11 Debt for the form, maturities, and descriptions of Leasing Group debt.

Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is nonrecourse to Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. TRIP Master Funding equipment with a net book value of $1,419.7 million, excluding deferred profit, resulting from the sale of railcars to TRIP Master Funding, is pledged as collateral for the TRIP Master Funding debt. TRL 2012 equipment with a net book value of $610.7 million, excluding deferred profit, resulting from the sale of railcars to TRL 2012, is pledged solely as collateral for the TRL 2012 secured railcar equipment notes. See Note 5 Partially-Owned Leasing Subsidiaries for a description of TRIP Holdings and RIV 2013.

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

These Leasing Group subsidiaries had total assets as of June 30, 2014 of $202.0 million, including cash of $77.6 million and railcars of $84.8 million. The subsidiaries' cash, railcars, and an interest in each sublease are pledged to collateralize the lease obligations to the Trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiaries’ lease obligations. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties to be available to Trinity. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future contractual minimum rental revenues related to these leases due to the Leasing Group are as follows:

	Remaining six months of 2014	2015	2016	2017	2018	Thereafter	Total
	(in millions)
Future operating lease obligations of Trusts’ railcars	$22.4	$43.0	$40.0	$41.8	$45.2	$253.3	$445.7
Future contractual minimum rental revenues of Trusts’ railcars	$35.3	$61.7	$50.9	$40.2	$29.6	$50.2	$267.9

Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to operating leases other than leases discussed above are as follows:

	Remaining six months of 2014	2015	2016	2017	2018	Thereafter	Total
	(in millions)
Future operating lease obligations	$6.5	$13.0	$12.8	$12.2	$12.2	$38.2	$94.9
Future contractual minimum rental revenues	$9.6	$13.8	$12.7	$9.5	$5.7	$8.8	$60.1

Operating lease obligations totaling $19.8 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries. See Note 6 of the December 31, 2013 Consolidated Financial Statements filed on Form 10-K for a detailed explanation of these financing transactions.

Note 7. Derivative Instruments

We use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 Fair Value Accounting for discussion of how the Company valued its interest rate swaps at June 30, 2014. See Note 11 Debt for a description of the Company's debt instruments.

Interest rate hedges

			Included in accompanying balance sheet at June 30, 2014
	Notional Amount	Interest Rate(1)	Liability	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(1.5)	$—
Promissory notes	$370.0	5.34%	$—	$2.6	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$11.1	$15.0
Open hedges:
TRIP Master Funding secured railcar equipment notes	$61.5	2.62%	$2.3	$1.0	$1.3
Promissory notes	$401.5	4.13%	$14.2	$12.8	$—

(1)	Weighted average fixed interest rate

	Effect on interest expense - increase/(decrease)
	Three Months Ended June 30,		Six Months Ended June 30,		Expected effect during next twelve months(1)
	2014	2013	2014	2013
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$(0.1)	$(0.1)	$(0.2)	$(0.2)	$(0.3)
Promissory notes	$0.7	$0.8	$1.5	$1.6	$2.6
TRIP Holdings warehouse loan	$1.3	$1.5	$2.6	$3.5	$5.0
Open hedges:
TRIP Master Funding secured railcar equipment notes	$0.4	$0.4	$0.8	$0.9	$1.4
Promissory notes	$3.8	$4.1	$7.7	$8.0	$14.2
(1) Based on the fair value of open hedges as of June 30, 2014

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

Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $5.0 million of additional interest expense expected to be recognized during the twelve months following June 30, 2014. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with an initial notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The effect on interest expense is primarily a result of monthly interest settlements.

See Note 11 Debt regarding the related debt instruments.

Other Derivatives

Natural gas and diesel fuel

We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amounts recorded in the consolidated financial statements as of June 30, 2014 for these instruments were not significant.

Foreign exchange hedge

We enter into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. The amounts recorded in the consolidated financial statements as of June 30, 2014 for these instruments were not significant.

Note 8. Property, Plant, and Equipment

The following table summarizes the components of property, plant, and equipment as of June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
	(in millions)
Manufacturing/Corporate:
Land	$60.2	$44.2
Buildings and improvements	488.3	463.2
Machinery and other	888.0	832.5
Construction in progress	84.3	79.0
	1,520.8	1,418.9
Less accumulated depreciation	(780.3)	(748.3)
	740.5	670.6
Leasing:
Wholly-owned subsidiaries:
Machinery and other	10.8	10.3
Equipment on lease	2,985.9	3,509.1
	2,996.7	3,519.4
Less accumulated depreciation	(559.9)	(554.8)
	2,436.8	2,964.6
Partially-owned subsidiaries:
Equipment on lease	2,259.9	1,887.2
Less accumulated depreciation	(229.5)	(202.1)
	2,030.4	1,685.1

Net deferred profit on railcars sold to the Leasing Group	(537.0)	(549.7)
	$4,670.7	$4,770.6

Note 9. Goodwill

Goodwill by segment is as follows:

	June 30, 2014	December 31, 2013
		(as reported)
	(in millions)
Rail Group	$134.6	$134.6
Construction Products Group	128.4	126.9
Energy Equipment Group	100.6	14.9
Railcar Leasing and Management Services Group	1.8	1.8
	$365.4	$278.2

The increase in the Construction Products Group and Energy Equipment Group goodwill as of June 30, 2014 is due to acquisition activities during the six months ended June 30, 2014. See Note 2 Acquisitions and Divestitures.

Note 10. Warranties

The changes in the accruals for warranties for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Beginning balance	$15.2	$12.6	$14.7	$12.5
Warranty costs incurred	(1.3)	(1.5)	(2.1)	(3.0)
Warranty originations and revisions	4.3	3.4	6.6	6.0
Warranty expirations	(1.1)	(1.0)	(2.1)	(2.0)
Ending balance	$17.1	$13.5	$17.1	$13.5

Note 11. Debt

The following table summarizes the components of debt as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(in millions)
Corporate – Recourse:
Revolving credit facility	$—	$—
Convertible subordinated notes	450.0	450.0
Less: unamortized discount	(67.0)	(74.1)
	383.0	375.9
Other	0.9	0.9
	383.9	376.8
Leasing – Recourse:
Capital lease obligations	40.6	42.2
Total recourse debt	424.5	419.0

Leasing – Non-recourse:
Wholly-owned subsidiaries:
2006 secured railcar equipment notes	232.5	240.7
Promissory notes	382.0	396.1
2009 secured railcar equipment notes	194.1	199.0
2010 secured railcar equipment notes	320.1	326.9
TILC warehouse facility	132.0	152.0
	1,260.7	1,314.7
Partially-owned subsidiaries:
TRL 2012 secured railcar equipment notes - RIV 2013	486.6	499.3
TRIP Master Funding secured railcar equipment notes	1,070.7	756.8
	1,557.3	1,256.1
Total non–recourse debt	2,818.0	2,570.8
Total debt	$3,242.5	$2,989.8

We have a $425.0 million unsecured revolving credit facility that matures on October 20, 2016. As of June 30, 2014, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $67.1 million, leaving $357.9 million available for borrowing. Other than these letters of credit, there were no borrowings under our revolving credit facility as of June 30, 2014, or for the six month period then ended. Of the outstanding letters of credit as of June 30, 2014, a total of $0.3 million is expected to expire in 2014 and the remainder in 2015. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew each year. Trinity’s revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. Borrowings under the credit facility bear interest at Libor plus 1.50% or prime plus 0.50%. As of June 30, 2014, we were in compliance with all such financial covenants.

The Company's 3 7/8% Convertible Subordinated Notes are recorded net of unamortized discount to reflect their underlying economics by capturing the value of the conversion option as borrowing costs. As of June 30, 2014 and December 31, 2013, capital in excess of par value included $92.8 million related to the estimated value of the Convertible Subordinated Notes’ conversion options, in accordance with ASC 470-20. Debt discount recorded in the consolidated balance sheet is being amortized through June 1, 2018 to yield an effective annual interest rate of 8.42% based upon the estimated market interest rate for comparable non-convertible debt as of the issuance date of the Convertible Subordinated Notes. Total interest expense recognized on the Convertible Subordinated Notes for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Coupon rate interest	$4.3	$4.3	$8.7	$8.7
Amortized debt discount	3.6	3.2	7.1	6.5
	$7.9	$7.5	$15.8	$15.2

Holders of the Convertible Subordinated Notes may convert their notes under the following circumstances: 1) if the daily closing price of our common stock is greater than or equal to 130% of the conversion price during 20 of the last 30 trading days of the preceding calendar quarter; 2) upon notice of redemption; or 3) upon the occurrence of specified corporate transactions pursuant to the terms of the applicable indenture. Upon conversion, the Company is required to pay cash up to the aggregate principal amount of the Convertible Subordinated Notes to be converted. Any conversion obligation in excess of the aggregate principal amount of the Convertible Subordinated Notes to be converted may be settled in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election. The conversion price, which is subject to adjustment upon the occurrence of certain events, was $25.31 per share as of June 30, 2014. The Convertible Subordinated Notes were subject to conversion as of July 1, 2014. Holders of the Convertible Subordinated Notes have the right to convert the notes until September 30, 2014. The Convertible Subordinated Notes may continue to be convertible after September 30, 2014, if certain conditions are satisfied during future measurement periods. See Note 17 Earnings Per Common Share for an explanation of the effects of the Convertible Subordinated Notes on earnings per share. The Company has not entered into any derivatives transactions associated with these notes.

The $475.0 million TILC warehouse loan facility, established to finance railcars owned by TILC, had $132.0 million outstanding with $343.0 million unused, of which $251.4 million was available as of June 30, 2014 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 1.92% at June 30, 2014. In June 2013, the warehouse loan facility was renewed and extended through June 2015. Amounts outstanding at maturity, absent renewal, will be payable in three installments in December 2015, June 2016, and December 2016.

In May 2014, TRIP Master Funding issued $335.7 million in aggregate principal amount of Series 2014-1 Secured Railcar Equipment Notes pursuant to the Master Indenture between TRIP Master Funding and Wilmington Trust Company, as indenture trustee, with a final maturity date of April 2044. The TRIP Master Funding Series 2014-1 Secured Railcar Equipment Notes consist of two classes with the Class A-1 notes bearing interest at 2.86% and the Class A-2 notes bearing interest at 4.09%. The TRIP Master Funding Secured Railcar Equipment Notes are non-recourse to Trinity, TILC, TRIP Holdings, and the other equity investors in TRIP Holdings and are secured by TRIP Master Funding's portfolio of railcars and operating leases thereon, its cash reserves, and all other assets owned by TRIP Master Funding. As of June 30, 2014, there were $114.3 million and $220.7 million of Class A-1 and Class A-2 notes outstanding, respectively.

Terms and conditions of other debt, including recourse and non-recourse provisions, are described in Note 11 of the December 31, 2013 Consolidated Financial Statements filed on Form 10-K.

The remaining principal payments under existing debt agreements as of June 30, 2014 are as follows:

	Remaining six months of 2014	2015	2016	2017	2018	Thereafter
	(in millions)
Recourse:
Corporate	$0.2	$0.2	$0.2	$0.3	$—	$450.0
Leasing – capital lease obligations (Note 6)	1.6	3.2	3.5	3.7	28.6	—
Non-recourse – leasing (Note 6):
2006 secured railcar equipment notes	8.7	18.6	21.9	24.0	25.4	133.9
Promissory notes	10.6	21.7	349.7	—	—	—
2009 secured railcar equipment notes	5.0	9.6	6.5	6.3	6.5	160.2
2010 secured railcar equipment notes	7.2	15.3	15.0	13.7	10.0	258.9
TILC warehouse facility	2.3	4.3	3.9	—	—	—
TRL 2012 secured railcar equipment notes - RIV 2013	12.3	23.5	22.6	23.1	23.4	381.7
TRIP Master Funding secured railcar equipment notes	24.6	46.3	40.1	29.4	42.1	888.2
Facility termination payments - TILC warehouse facility	—	40.5	81.0	—	—	—
Total principal payments	$72.5	$183.2	$544.4	$100.5	$136.0	$2,272.9

Note 12. Other, Net

Other, net (income) expense consists of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Foreign currency exchange transactions	$(0.3)	$0.8	$0.1	$0.5
Gain on equity investments	(0.4)	(0.1)	(0.6)	(0.2)
Other	(0.7)	0.2	(1.3)	(2.1)
Other, net	$(1.4)	$0.9	$(1.8)	$(1.8)

Other for the six months ended June 30, 2013 includes $1.7 million related to the change in fair value of certain equity repurchase agreements with an investor in TRIP Holdings. The equity repurchase agreements were terminated in 2013.

Note 13. Income Taxes

The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. Federal income tax rate and the Company’s effective income tax rate on income from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	0.9	2.1	0.9	2.1
Domestic production activities deduction	(2.2)	(1.5)	(2.2)	(1.0)
Noncontrolling interest in partially-owned subsidiaries	(1.1)	(1.6)	(1.2)	(0.8)
Tax assessments and settlements	—	1.2	—	0.6
Other, net	—	(0.6)	0.1	(0.5)
Effective rate	32.6%	34.6%	32.6%	35.4%

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

Unrecognized tax benefits

The change in unrecognized tax benefits for the six months ended June 30, 2014 and 2013 was as follows:

	Six Months Ended June 30,
	2014	2013
	(in millions)
Beginning balance	$55.0	$48.7
Additions for tax positions related to the current year	2.6	2.3
Additions for tax positions of prior years	—	0.9
Reductions for tax positions of prior years	(0.1)	—
Expiration of statute of limitations	—	(0.1)
Ending balance	$57.5	$51.8

Additions for tax positions related to the current year in the amounts of $2.6 million and $2.3 million recorded in the six months ended June 30, 2014 and 2013, respectively, were amounts provided for tax positions that will be taken for Federal and state income tax purposes when we file those tax returns.

Additions for tax positions related to prior years in the amount of $0.9 million recorded in the six months ended June 30, 2013, were for Federal tax positions taken on the prior year tax returns.

The reduction in tax positions of prior years of $0.1 million for the six months ended June 30, 2014, was primarily related to changes in state taxes.

The expiration of statute of limitations in 2013 relates to state taxes where the statute has closed.

The total amount of unrecognized tax benefits including interest and penalties at June 30, 2014 and 2013, that would affect the Company’s overall effective tax rate if recognized was $14.0 million and $13.1 million, respectively.

Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of June 30, 2014 and December 31, 2013 was $11.2 million and $10.8 million, respectively. Income tax expense for the three and six months ended June 30, 2014, included an increase in income tax expense of $0.2 million and $0.4 million in interest expense and penalties, respectively, related to uncertain tax positions. Income tax expense for the three and six months ended June 30, 2013, included an increase in income tax expense of $0.2 million and $0.4 million in interest expense and penalties, respectively, related to uncertain tax positions.

Note 14. Employee Retirement Plans

The following table summarizes the components of net retirement cost for the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Expense Components
Service cost	$0.1	$0.2	$0.2	$0.5
Interest	5.0	4.6	10.0	9.3
Expected return on plan assets	(7.7)	(6.7)	(15.4)	(13.3)
Amortization of actuarial loss	0.3	1.3	0.6	2.5
Defined benefit expense	(2.3)	(0.6)	(4.6)	(1.0)
Profit sharing	5.2	3.3	8.9	6.4
Net expense	$2.9	$2.7	$4.3	$5.4

Trinity contributed $3.5 million and $7.6 million to the Company's defined benefit pension plans for the three and six months ended June 30, 2014, respectively. Trinity contributed $4.5 million and $8.1 million to the Company's defined benefit pension plans for the three and six months ended June 30, 2013, respectively. Total contributions to the Company's defined benefit pension plans in 2014 are expected to be approximately $15.2 million.

Note 15. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the six months ended June 30, 2014 are as follows, net of tax:

	Currency translation adjustments	Unrealized loss on derivative financial instruments	Net actuarial gains/(losses) of defined benefit plans	Accumulated Other Comprehensive Loss
	(in millions)
Balances at December 31, 2013	$(16.5)	$(18.7)	$(43.0)	$(78.2)
Other comprehensive loss, net of tax, before reclassifications	—	(1.8)	—	(1.8)
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $-, $3.9, $0.2, and $4.1	—	8.5	0.4	8.9
Less: noncontrolling interest	—	(1.3)	—	(1.3)
Other comprehensive income	—	5.4	0.4	5.8
Transfer of interests in partially-owned leasing subsidiaries	—	0.3	—	0.3
Balances at June 30, 2014	$(16.5)	$(13.0)	$(42.6)	$(72.1)
See Note 7 Derivative Instruments for information on the reclassification of amounts in accumulated other comprehensive loss into earnings. Reclassifications of unrealized before-tax losses on derivative financial instruments are included in interest expense in the Consolidated Statement of Operations. Approximately $0.5 million of the before-tax reclassification of net actuarial gains/(losses) of defined benefit plans are included in cost of revenues with the remainder included in selling, engineering, and administrative expenses in the Consolidated Statement of Operations for the six months ended June 30, 2014.

Note 16. Stock-Based Compensation

Stock-based compensation totaled approximately $12.6 million and $23.5 million for the three and six months ended June 30, 2014, respectively. Stock-based compensation totaled approximately $9.9 million and $18.9 million for the three and six months ended June 30, 2013, respectively.

Note 17. Earnings Per Common Share

Basic net income attributable to Trinity Industries, Inc. per common share is computed by dividing net income attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of basic unrestricted common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted net income attributable to Trinity per common share includes 1) the net impact of unvested restricted shares and shares that could be issued under outstanding stock options and 2) the incremental shares calculated by dividing the value of the conversion obligation in excess of the Convertible Subordinated Notes' aggregate principal amount by the average price of the Company's common stock during the period. The effect of the Convertible Subordinated Notes was antidilutive for the three and six months ended June 30, 2013. Total weighted average restricted shares and antidilutive stock options were 7.7 million shares and 7.9 million shares for the three and six months ended June 30, 2014, respectively. Total weighted average restricted shares and antidilutive stock options were 7.1 million shares and 6.7 million shares for the three and six months ended June 30, 2013, respectively.

The computation of basic and diluted net income attributable to Trinity Industries, Inc. follows.

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
	(in millions, except per share amounts)
Net income from continuing operations	$173.3			$89.2
Less: net income from continuing operations attributable to noncontrolling interest	8.9			4.2
Net income from continuing operations attributable to Trinity Industries, Inc.	164.4			85.0
Unvested restricted share participation	(5.5)			(2.7)
Net income from continuing operations attributable to Trinity Industries, Inc. – basic	158.9	151.0	$1.05	82.3	154.0	$0.53
Effect of dilutive securities:
Stock options	—	0.1		—	0.1
Convertible subordinated notes	0.2	6.3		—	—
Net income from continuing operations attributable to Trinity Industries, Inc. – diluted	$159.1	157.4	$1.01	$82.3	154.1	$0.53

Net income (loss) from discontinued operations, net of taxes	$(0.2)			$(1.0)
Unvested restricted share participation	—			—
Net income (loss) from discontinued operations, net of taxes – basic	(0.2)	151.0	$—	(1.0)	154.0	$(0.01)
Effect of dilutive securities:
Stock options	—	0.1		—	0.1
Convertible subordinated notes	—	6.3		—	—
Net income (loss) from discontinued operations, net of taxes – diluted	$(0.2)	157.4	$—	$(1.0)	154.1	$(0.01)

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
	(in millions, except per share amounts)
Net income from continuing operations	$406.6			$161.4
Less: net income from continuing operations attributable to noncontrolling interest	15.5			3.9
Net income from continuing operations attributable to Trinity Industries, Inc.	391.1			157.5
Unvested restricted share participation	(13.3)			(5.0)
Net income from continuing operations attributable to Trinity Industries, Inc. – basic	377.8	150.5	$2.51	152.5	154.0	$0.99
Effect of dilutive securities:
Stock options	—	0.1		—	0.2
Convertible subordinated notes	0.4	5.0		—	—
Net income from continuing operations attributable to Trinity Industries, Inc. – diluted	$378.2	155.6	$2.43	$152.5	154.2	$0.99

Net income (loss) from discontinued operations, net of taxes	$(0.5)			$5.6
Unvested restricted share participation	—			(0.2)
Net income (loss) from discontinued operations, net of taxes – basic	(0.5)	150.5	$—	5.4	154.0	$0.04
Effect of dilutive securities:
Stock options	—	0.1		—	0.2
Convertible subordinated notes	—	5.0		—	—
Net income (loss) from discontinued operations, net of taxes – diluted	$(0.5)	155.6	$—	$5.4	154.2	$0.04

Note 18. Contingencies

Highway Products Litigation

As previously reported, on January 28, 2013, the United States filed a “Notice of Election to Decline Intervention” in a False Claims Act (Qui Tam) complaint filed under seal on March 6, 2012 in the United States District Court for the Eastern District of Texas, Marshall Division styled Joshua Harman, on behalf of the United States of America, Plaintiff/Relator (“Mr. Harman”) v. Trinity Industries, Inc., Defendant, Case 2:12-cv-00089-JRG. Although the Company did not receive service of process with respect to the Original Complaint, the Company was served with Mr. Harman's Amended Complaint on May 17, 2013. The trial began on July 14, 2014 and ended in a mistrial on July 18, 2014. The case is expected to be retried in the fall of 2014. Mr. Harman alleges the Company knowingly presented or caused to be presented a false or fraudulent claim, record or statement to purchasers of the product in order for such purchasers to obtain payment or approval (eligibility for Federal-aid reimbursement) related to the Company's ET-Plus guardrail end-terminal system. Mr. Harman is seeking damages equaling the amount the United States paid in federal-aid reimbursement for ET-Plus systems from March 6, 2006 to December 31, 2013, less the value of the ET-Plus systems received, trebled, plus civil penalties. Mr. Harman's most recent damage model calculates this amount at approximately $775.7 million exclusive of attorney's fees, costs, and interest. The Company intends to vigorously defend itself against Mr. Harman's allegations which will result in certain legal expenses.

Since its introduction in 2000, including all improvement modifications thereafter, the ET-Plus system has satisfied the testing criteria required by the governing National Cooperative Highway Research Program Report 350 and the product approval requirements of the Federal Highway Administration ("FHWA"). As affirmed in a Memorandum dated June 17, 2014, the FHWA advised its Division Administrators, Directors of Field Services, Federal Lands Division Engineers, and Safety Field that "The Trinity ET-Plus with 4-inch guide channels became eligible for Federal reimbursement under FHWA letter CC-94 on September 2, 2005. In addition, the device is eligible for reimbursement under FHWA letters CC-94A and CC-120. Staff confirmed the reimbursement eligibility of the device at heights from 27 3/4 inches to 31 inches. An unbroken chain of eligibility for Federal-aid reimbursement has existed since September 2, 2005 and the ET-Plus continues to be eligible today." This Memorandum is available on the FHWA's web site at:

http://safety.fhwa.dot.gov/roadway_dept/policy_guide/road_hardware/memo_etplus_wbeam.cfm

Based upon the unbroken chain of eligibility of the ET-Plus system for Federal-aid reimbursement, we do not believe that a loss is probable or that a range of reasonably possible losses exists. Accordingly, no accrual or range of loss has been included in the accompanying consolidated financial statements.

Train Derailment

As previously reported, the Company has been named as a respondent in litigation filed July 15, 2013 in Superior Court, Province of Quebec, District of Saint-Francois, styled Yannick Gagne and Guy Ouellet vs. Rail World, Inc., et al related to the July 2013 crude oil unit train derailment in Lac-Mégantic, Quebec. A partially-owned subsidiary of the Company owned and leased to a third party 13 of the railcars involved in the incident, which lessee is also named as a defendant in the Province of Quebec litigation. As of June 18, 2014, the petitioners in the Quebec litigation have voluntarily desisted with their claims against the Company resulting in the dismissal of the Company without prejudice, however the partially-owned subsidiary remains as a respondent in the litigation. The litigation filed in Quebec is seeking “class” status which, if certified, could lead to multiple individuals and business entities becoming class members.

The Company was also named as a defendant in multiple cases filed by the estates of decedents in the Circuit Court of Cook County, Illinois seeking damages for alleged wrongful death and property damage arising from the July 2013 crude oil unit train derailment in Lac-Mégantic, Quebec. The Company’s tank car manufacturing subsidiary manufactured 35 of the 72 tank railcars involved in the derailment. However the Illinois cases have since been ordered transferred to the United States District Court for the District of Maine. This transfer prompted plaintiffs to seek dismissal of these actions. Nonetheless, the Maine court has not indicated those dismissals were effectuated and the cases were transferred to federal court in Maine and have been assigned new case numbers. Certain of the plaintiffs in these transferred cases have appealed to the U.S. Court of Appeals for the First Circuit seeking to overturn the decision to transfer. This appeal has resulted in a stay of all proceedings in the transferred cases pending resolution of the appeal. The Company could be named in similar litigation involving other affected plaintiffs, but the ultimate number of claims and the jurisdiction in which such claims are filed, may vary. We do not believe at this time that a loss is probable nor can a range of losses be determined. Accordingly, no accrual or range of loss has been included in the accompanying consolidated financial statements.

Railworthiness Directive

As previously reported, in 2011 the Company received the approval of the Federal Railroad Administration to implement a voluntary recertification of 948 tank cars owned or managed by the Company’s wholly-owned, railcar leasing subsidiary and used in transporting poison inhalation hazard (“PIH”) materials. The recertification process was performed in conjunction with the normal federally mandated inspection cycle for tank cars in PIH service and is complete as of June 30, 2014. Maintenance costs associated with this recertification process were expensed as incurred.

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

The Company is involved in claims and lawsuits incidental to our business arising from various matters including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters, taking into consideration our rights in indemnity and recourse to third parties is $8.2 million to $28.4 million. At June 30, 2014, total accruals of $18.1 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying consolidated balance sheet. The Company believes any additional liability would not be material to its financial position or results of operations.

Trinity is subject to remedial orders and Federal, state, local, and foreign laws and regulations relating to the environment and the workplace. The Company has reserved $10.1 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. We believe that we are currently in substantial compliance with environmental and workplace laws and regulations.

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

Executive Summary

The Company’s revenues for the three and six months ended June 30, 2014 were $1,485.3 million and $2,945.8 million, respectively, representing an increase of $419.2 million and $946.8 million, respectively, or 39% and 47%, respectively, over the same periods in 2013. Operating profit for the three and six months ended June 30, 2014 increased by 65% and 102%, respectively, to $302.0 million and $693.3 million, respectively, compared to $183.4 million and $342.9 million, respectively, for the same periods in 2013. The increase in revenues for the six months ended June 30, 2014, when compared to the prior year period, resulted from higher shipment volumes and higher pricing due to increased overall demand and a more favorable product mix in our Rail Group. Additionally, our Leasing Group experienced significantly higher revenues from external railcar sales along with higher leasing and management revenues related to higher utilization and rental rates. Revenues in our Energy Equipment Group increased primarily due to higher volumes and acquisitions. Revenues in our Construction Products Group were slightly higher in our Aggregates business due to acquisitions offset by lower revenue volumes in our Highway Business. A more favorable product mix led to slightly higher revenues for our Inland Barge Group. Overall operating profit and margin grew for the six months ended June 30, 2014, when compared with the prior year, primarily due to higher shipment levels and the effects of a more favorable product mix in our Rail Group, higher railcar sales from our Leasing Group, and increased shipping volumes in our Energy Equipment Group. Selling, engineering, and administrative expenses increased for the six months ended June 30, 2014 primarily due to higher performance-related compensation costs and increased staffing in addition to increased legal expenses. The Company's headcount, including both production and non-production personnel, has increased approximately 8% since the end of 2013 primarily due to production expansion and acquisitions. Net income from continuing operations for the three and six months ended June 30, 2014 was $173.3 million and $406.6 million, respectively, and increased $84.1 million and $245.2 million, respectively, or 94% and 152%, respectively, over the same periods in 2013.

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

Demand conditions and corresponding order levels for new railcars and barges serving the oil, gas, and chemicals industries continue to be favorable. Demand conditions and corresponding order levels in other markets, including cement and agricultural products, have recently begun to strengthen for both freight railcars and hopper barges while demand for products supporting the coal market remains weak. The slowdown in the commercial construction markets, budgetary constraints at the Federal and state level, and unfavorable weather conditions have negatively impacted the results of our Highway Products business while acquisition related volumes have contributed favorably to the results in our Aggregates business.

We continually assess our manufacturing capacity and take steps to align our production capacity with demand for our products. Due to improvements in demand for certain products, we have continued to increase production staff at certain facilities. We expect that facilities on non-operating status will be available for future operations should demand increase further.

As of June 30, 2014 and 2013 our backlog of firm and noncancellable orders was as follows:

	June 30, 2014	June 30, 2013
	(in millions)
Rail Group
External Customers	$4,366.1	$4,174.7
Leasing Group	1,100.7	879.8
	$5,466.8	$5,054.5
Inland Barge Group	$466.7	$563.6
Structural wind towers
Not subject to ongoing litigation	$611.3	$230.4
Subject to ongoing litigation	—	412.5
	$611.3	$642.9

For the six months ended June 30, 2014, our rail manufacturing businesses received orders for 19,505 railcars. The increase in backlog as of June 30, 2014 reflects the value of orders taken during the period. The orders in our backlog from the Leasing Group are supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery. Deliveries for multi-year barge agreements are included in the backlog when specific production quantities for future years have been determined. Approximately $412.5 million included in our backlog at June 30, 2013 is the subject of ongoing litigation with one of the Company's structural wind tower customers leaving a remainder of $230.4 million not subject to litigation. As of September 30, 2013, the Company removed the amount subject to litigation from its wind tower backlog due to the expectation that the purchases will not be made as contracted. The litigation, in which Trinity seeks damages for lost profits under the contract, is pending and is discussed in Note 18 of the Consolidated Financial Statements under "Other Matters".

During the six months ended June 30, 2014, the Company received proceeds of $635.7 million from the sale of leased railcars to Element Financial Corporation ("Element") under the strategic alliance with Element announced in December 2013, including $81.6 million recorded as revenue by the Rail Group. From the total proceeds received from Element, the Leasing Group recorded $331.4 million in revenue from the sale of railcars owned one year or less at the time of sale. The remainder of the proceeds of $222.7 million is attributable to the sale of railcars owned more than one year at the time of sale and is, consequently, excluded from revenue.

In March 2014, the Company’s Board of Directors authorized a new $250 million share repurchase program that expires on December 31, 2015 and replaced the Company's previously authorized $200 million share repurchase program. Under the new program, 63,600 shares and 340,146 shares, respectively, were repurchased during the three and six months ended June 30, 2014, at a cost of approximately $2.5 million and $12.5 million, respectively.

In May 2014, the Company's partially-owned leasing subsidiary, TRIP Rail Holdings LLC ("TRIP Holdings"), acquired $388 million in railcar equipment from Trinity Industries Leasing Company ("TILC"). In connection with this portfolio purchase, TRIP Master Funding issued $335.7 million in aggregate principal amount of Series 2014-1 Secured Railcar Equipment Notes pursuant to the Master Indenture between TRIP Master Funding and Wilmington Trust Company, as indenture trustee, with a final maturity date of April 2044. The TRIP Master Funding Series 2014-1 Secured Railcar Equipment Notes consist of two classes with the Class A-1 notes bearing interest at 2.86% and the Class A-2 notes bearing interest at 4.09%. The TRIP Master Funding Secured Railcar Equipment Notes are non-recourse to Trinity, TILC, TRIP Holdings, and the other equity investors in TRIP Holdings and are secured by TRIP Master Funding's portfolio of railcars and operating leases thereon, its cash reserves, and all other assets owned by TRIP Master Funding. As of June 30, 2014, there were $114.3 million and $220.7 million of Class A-1 and Class A-2 notes outstanding, respectively. The remainder of the purchase price was provided by TILC and the third-party investors of TRIP Holdings who contributed $21.6 million and $49.6 million, respectively, net of expenses.

In May 2014, the Company's Board of Directors authorized a 2-for-1 stock split. The stock split was issued in the form of a 100% stock dividend. The additional shares were distributed on June 19, 2014, to shareholders of record at the close of business on June 5, 2014. All share and per share information, including dividends, has been retroactively adjusted to reflect the 2-for-1 stock split, except for the statement of stockholders' equity which will reflect the stock split by reclassifying from "Capital in Excess of Par Value" to "Common Stock" in the amount of $78.0 million which equals the par value of the additional shares issued to effect the stock split.

Additionally, the Company increased its quarterly dividend in May 2014 by 33%. On a stock-split adjusted basis, the Company increased its quarterly dividend to $0.10 per share compared to the previous, split-adjusted level of $0.075 per share.

In June 2014, Trinity entered into an agreement to acquire the assets of Meyer Steel Structures ("Meyer"), the utility steel structures division of Thomas & Betts Corporation, a member of the ABB Group, for approximately $600 million. Meyer is one of North America's leading providers of tubular steel structures for electricity transmission and distribution. The transaction is expected to close during the quarter ending September 30, 2014 subject to regulatory approval. During the six months ended June 30, 2014, we completed the acquisition of WesMor Cryogenic Companies and Alloy Custom Products, Inc., expanding the Company's engineering and manufacturing capabilities to provide cryogenic storage and transportation products. We also completed the acquisition of Platinum Energy Services in Alberta, Canada, a manufacturer and reseller of oil and gas process and storage equipment and the acquisition of a galvanizing services business located in Texas.

Results of Operations

Overall Summary for Continuing Operations

Revenues

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
	($ in millions)
Rail Group	$760.7	$134.9	$895.6	$474.1	$193.9	$668.0	34.1%
Construction Products Group	149.9	1.8	151.7	149.3	5.2	154.5	(1.8)
Inland Barge Group	165.4	—	165.4	150.0	—	150.0	10.3
Energy Equipment Group	183.2	44.4	227.6	121.4	31.1	152.5	49.2
Railcar Leasing and Management Services Group	225.4	6.1	231.5	169.6	—	169.6	36.5
All Other	0.7	27.4	28.1	1.7	20.0	21.7	29.5
Segment Totals before Eliminations	1,485.3	214.6	1,699.9	1,066.1	250.2	1,316.3	29.1
Eliminations – Lease subsidiary	—	(128.6)	(128.6)	—	(189.5)	(189.5)
Eliminations – Other	—	(86.0)	(86.0)	—	(60.7)	(60.7)
Consolidated Total	$1,485.3	$—	$1,485.3	$1,066.1	$—	$1,066.1	39.3

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
	($ in millions)
Rail Group	$1,361.8	$391.2	$1,753.0	$897.7	$395.8	$1,293.5	35.5%
Construction Products Group	262.1	2.7	264.8	247.3	11.0	258.3	2.5
Inland Barge Group	302.3	—	302.3	297.4	—	297.4	1.6
Energy Equipment Group	350.2	88.0	438.2	249.9	57.3	307.2	42.6
Railcar Leasing and Management Services Group	667.6	7.0	674.6	304.0	—	304.0	121.9
All Other	1.8	49.5	51.3	2.7	38.3	41.0	25.1
Segment Totals before Eliminations	2,945.8	538.4	3,484.2	1,999.0	502.4	2,501.4	39.3
Eliminations – Lease subsidiary	—	(377.7)	(377.7)	—	(387.5)	(387.5)
Eliminations – Other	—	(160.7)	(160.7)	—	(114.9)	(114.9)
Consolidated Total	$2,945.8	$—	$2,945.8	$1,999.0	$—	$1,999.0	47.4

Our revenues for the three and six months ended June 30, 2014 increased by 39% and 47%, respectively, from the prior year periods. The increase for both periods was primarily due to higher shipment volumes and pricing due to increased overall demand and a more favorable product mix in our Rail Group combined with the effects of higher volumes in our Energy Equipment Group. Revenues from our Inland Barge Group increased as a result of favorable product mix changes for both periods. Our Construction Products Group experienced slightly lower revenues for the three months ended June 30, 2014 due to overall lower volumes and higher revenues for the six months ended June 30, 2014 primarily due to acquisitions. Our Leasing Group experienced higher leasing and management revenues due to increased rental rates, higher utilization, and higher external railcar sales.

Operating Costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Rail Group	$719.6	$560.1	$1,409.5	$1,082.7
Construction Products Group	129.3	135.5	220.7	231.6
Inland Barge Group	134.5	129.1	244.7	252.2
Energy Equipment Group	199.3	138.2	387.0	278.0
Railcar Leasing and Management Services Group	129.1	93.9	341.9	166.7
All Other	30.7	25.5	59.3	47.4
Segment Totals before Eliminations and Corporate	$1,342.5	$1,082.3	$2,663.1	$2,058.6
Corporate	29.7	15.5	52.8	32.1
Eliminations – Lease subsidiary	(101.7)	(154.8)	(301.5)	(320.4)
Eliminations – Other	(87.2)	(60.3)	(161.9)	(114.2)
Consolidated Total	$1,183.3	$882.7	$2,252.5	$1,656.1

Operating costs for the three and six months ended June 30, 2014 increased by 34.1% and 36.0%, respectively, over the prior year periods primarily due to higher shipment levels in our Rail and Energy Equipment Groups and higher railcar sales in our Leasing Group. Operating costs from our Inland Barge Group varied due to changes in the mix of barge types. Operating costs in the Construction Products Group included a significant gain from the sale of land held by our Aggregates business. Selling, engineering, and administrative expenses increased overall due primarily to higher compensation costs from increased staffing and improved performance in addition to increased legal expenses. As a percentage of revenue, selling, engineering, and administrative expenses decreased to 6.5% and 6.1%, respectively, for the three and six months ended June 30, 2014 as compared to 6.7% and 7.0%, respectively, for the same periods in 2013.

Operating Profit (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Rail Group	$176.0	$107.9	$343.5	$210.8
Construction Products Group	22.4	19.0	44.1	26.7
Inland Barge Group	30.9	20.9	57.6	45.2
Energy Equipment Group	28.3	14.3	51.2	29.2
Railcar Leasing and Management Services Group	102.4	75.7	332.7	137.3
All Other	(2.6)	(3.8)	(8.0)	(6.4)
Segment Totals before Eliminations and Corporate	357.4	234.0	821.1	442.8
Corporate	(29.7)	(15.5)	(52.8)	(32.1)
Eliminations – Lease subsidiary	(26.9)	(34.7)	(76.2)	(67.1)
Eliminations – Other	1.2	(0.4)	1.2	(0.7)
Consolidated Total	$302.0	$183.4	$693.3	$342.9

Our operating profit for the three and six months ended June 30, 2014 increased primarily as a result of higher shipment levels in our Rail and Energy Equipment Groups as well as higher railcar sales in our Leasing Group.

For a further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.

Other Income and Expense. Other income and expense is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)
Interest income	$(0.7)	$(0.4)	$(1.1)	$(0.8)
Interest expense	46.9	46.5	93.2	95.7
Other, net	(1.4)	0.9	(1.8)	(1.8)
Consolidated Total	$44.8	$47.0	$90.3	$93.1

Interest expense for the six months ended June 30, 2014 decreased by $2.5 million from the prior year period primarily due to the TRIP Holdings debt refinancing completed in May 2013. Interest expense for the three months ended June 30, 2014 was substantially unchanged.

Income Taxes. The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. Federal income tax rate and the Company’s effective income tax rate on income from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	0.9	2.1	0.9	2.1
Domestic production activities deduction	(2.2)	(1.5)	(2.2)	(1.0)
Noncontrolling interest in partially-owned subsidiaries	(1.1)	(1.6)	(1.2)	(0.8)
Tax assessments and settlements	—	1.2	—	0.6
Other, net	—	(0.6)	0.1	(0.5)
Effective rate	32.6%	34.6%	32.6%	35.4%

Our effective tax rate reflects a current tax benefit available for U.S. manufacturing activity in addition to income attributable to the noncontrolling interests in TRIP Holdings and RIV 2013 for which no income tax expense is provided. See Note 5 of the Consolidated Financial Statements for a further explanation of activities with respect to TRIP Holdings and RIV 2013. See Note 13 of the Consolidated Financial Statements for a further discussion of income taxes. Income tax payments during the six months ended June 30, 2014 totaled $170.8 million. Income taxes payable at June 30, 2014 amounted to a net amount of $29.1 million.

Segment Discussion

Rail Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percent	2014	2013	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Rail	$862.0	$637.3	35.3%	$1,684.3	$1,228.6	37.1%
Components	33.6	30.7	9.4	68.7	64.9	5.9
Total revenues	895.6	668.0	34.1	1,753.0	1,293.5	35.5

Operating costs:
Cost of revenues	701.0	547.6	28.0	1,375.7	1,059.6	29.8
Selling, engineering, and administrative costs	18.6	12.5	48.8	33.8	23.1	46.3
Operating profit	$176.0	$107.9	63.1	$343.5	$210.8	63.0
Operating profit margin	19.7%	16.2%		19.6%	16.3%

As of June 30, 2014 and 2013 our Rail Group backlog of railcars was as follows:

	As of June 30,
	2014	2013
	(in millions)
External Customers	$4,366.1	$4,174.7
Leasing Group	1,100.7	879.8
Total	$5,466.8	$5,054.5

The changes in the number of railcars in the Rail Group backlog are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	42,630	41,265	39,895	31,990
Orders received	9,880	5,000	19,505	19,505
Shipments	(7,160)	(5,600)	(14,050)	(10,830)
Ending balance	45,350	40,665	45,350	40,665

Revenues increased for the three and six months ended June 30, 2014 by 34.1% and 35.5%, respectively, when compared to the same periods in the prior year with approximately 80% of the increase for both periods resulting from an increase in unit deliveries with the remainder of the increase due to improved pricing and product mix changes. Cost of revenues increased for the three and six months ended June 30, 2014 by 28.0% and 29.8%, respectively, compared to the same periods in the prior year with substantially all of the increase resulting from an increase in unit deliveries.

Unit increases, as well as product mix changes, increased total backlog dollars by 8.2% when comparing June 30, 2014 to the prior year. The average selling price in the backlog at June 30, 2014 was substantially unchanged as compared to the previous year. The backlog dedicated to the Leasing Group is supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery.

In the three months ended June 30, 2014, railcar shipments included sales to the Leasing Group of $128.6 million compared to $189.5 million in the comparable period in 2013, with a deferred profit of $26.9 million compared to $34.7 million for the same period in 2013. In the six months ended June 30, 2014, railcar shipments included sales to the Leasing Group of $377.7 million compared to $387.5 million in the comparable period in 2013, with a deferred profit of $76.2 million compared to $67.1 million for the same period in 2013.

Construction Products Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percent	2014	2013	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Highway Products	$92.0	$96.8	(5.0)%	$149.9	$166.7	(10.1)%
Aggregates	38.9	36.0	8.1	75.4	52.0	45.0
Other	20.8	21.7	(4.1)	39.5	39.6	(0.3)
Total revenues	151.7	154.5	(1.8)	264.8	258.3	2.5

Operating costs:
Cost of revenues	113.5	118.6	(4.3)	200.9	200.3	0.3
Selling, engineering, and administrative costs	16.2	16.9	(4.1)	31.4	31.3	0.3
Property disposition gains	(0.4)	—		(11.6)	—
Operating profit	$22.4	$19.0	17.9	$44.1	$26.7	65.2
Operating profit margin	14.8%	12.3%		16.7%	10.3%

Revenues decreased for the three months ended June 30, 2014 by 1.8% compared to the same period in 2013 due to sales volume changes in our various businesses. For the six months ended June 30, 2014, revenues increased by 2.5% compared to the same period in 2013. During the six months ended June 30, 2014, approximately two-thirds of the 45.0% increase in revenues in our Aggregates business was due to acquisitions and the remainder was due to increased sales volume while the 10.1% decrease in our Highway Products business was due to lower sales volume.

Cost of revenues decreased by 4.3% for the three months ended June 30, 2014 compared to the same period in 2013 due to lower costs related to lower volumes from our Highway Products business partially offset by higher Aggregate volumes and a $2.6 million gain from the settlement of certain liabilities related to aggregates acquisitions in 2013. Selling, engineering, and administrative costs decreased by 4.1% for the three months ended June 30, 2014 compared to the same period in 2013 primarily due to legal and acquisition-related expenses incurred in the second quarter of 2013. Cost of revenues and selling, engineering, and administrative costs were substantially unchanged when comparing the six months ended June 30, 2014 to the same period in 2013. The property disposition gains for the six months ended June 30, 2014 primarily related to the sale of certain land held by our Aggregates business.

Inland Barge Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percent	2014	2013	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues	$165.4	$150.0	10.3%	$302.3	$297.4	1.6%

Operating costs:
Cost of revenues	130.3	124.4	4.7	236.5	241.2	(1.9)
Selling, engineering, and administrative costs	4.2	4.7	(10.6)	8.2	11.0	(25.5)
Operating profit	$30.9	$20.9	47.8	$57.6	$45.2	27.4
Operating profit margin	18.7%	13.9%		19.1%	15.2%

Revenues increased for the three and six months ended June 30, 2014 by 10.3% and 1.6%, respectively, compared to the same periods in 2013 primarily due to favorable product mix changes. Cost of revenues increased for the three months ended June 30, 2014 by 4.7% and decreased for the six months ended June 30, 2014 by 1.9 % due to product mix changes when compared to the same periods in the prior year. Selling, engineering, and administrative costs decreased by 10.6% and 25.5%, respectively, for the three and six months ended June 30, 2014 compared to the same periods in 2013 due to a legal reserve regarding a matter originating over ten years ago involving a foreign subsidiary recorded during the three months ended March 31, 2013 as well as decreased employee-related and consulting costs.

As of June 30, 2014, the backlog for the Inland Barge Group was $466.7 million compared to $563.6 million as of June 30, 2013. Deliveries for multi-year barge agreements are included in the backlog when specific production quantities for future periods have been determined.

Energy Equipment Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percent	2014	2013	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Structural wind towers	$78.1	$50.0	56.2%	$155.3	$107.2	44.9%
Other	149.5	102.5	45.9	282.9	200.0	41.5
Total revenues	227.6	152.5	49.2	438.2	307.2	42.6

Operating costs:
Cost of revenues	185.0	126.7	46.0	359.2	256.8	39.9
Selling, engineering, and administrative costs	15.4	11.5	33.9	28.9	21.2	36.3
Property disposition gains	(1.1)	—		(1.1)	—
Operating profit	$28.3	$14.3	97.9	$51.2	$29.2	75.3
Operating profit margin	12.4%	9.4%		11.7%	9.5%

Revenues for the three and six months ended June 30, 2014 increased by 49.2% and 42.6%, respectively, compared to the same periods in 2013 due to higher volumes in all businesses as well as certain acquisitions. Revenues from other product lines for the three months ended June 30, 2014 increased by 45.9% with a little over half of the increase due to higher volumes and the remainder due to acquisitions. Revenues from other product lines for the six months ended June 30, 2014 increased by 41.5% with two-thirds of the increase due to higher volumes and the remainder due to acquisitions. Revenue from structural wind towers increased by 56.2% and 44.9% for the three and six month periods ended June 30, 2014, respectively, due to increased volumes.

Cost of revenues increased by 46.0% and 39.9%, respectively, for the three and six months ended June 30, 2014 compared to 2013 with three-fourths of the increase for both periods due to increased volumes and the remainder due to acquisitions. Selling, engineering, and administrative costs increased by 33.9% and 36.3%, respectively, for the three and six months ended June 30, 2014 compared to 2013 due to increased compensation expenses.

The backlog for structural wind towers was $611.3 million and $642.9 million at June 30, 2014 and 2013, respectively. Approximately $412.5 million included in our backlog at June 30, 2013 is the subject of ongoing litigation with one of the Company's structural wind towers customers, leaving a remainder in backlog of $230.4 million not subject to litigation. As of September 30, 2013, the Company removed the backlog subject to litigation from its structural wind towers backlog due to the expectation that the purchases will not be made as contracted. The litigation, in which Trinity seeks damages for lost profits under the contract, is pending and is discussed in Note 18 of the Consolidated Financial Statements under "Other Matters".
In June 2014, Trinity entered into an agreement to acquire the assets of Meyer for approximately $600 million. Meyer is one of North America's leading providers of tubular steel structures for electricity transmission and distribution. The transaction is expected to close during the quarter ending September 30, 2014, subject to regulatory approval. The operations of Meyer will be included with the Company's Energy Equipment Group.

Railcar Leasing and Management Services Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percent	2014	2013	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$160.7	$150.7	6.6%	$310.9	$285.0	9.1%
Sales of railcars owned one year or less at the time of sale	70.8	18.9	*	363.7	19.0	*
Total revenues	$231.5	$169.6	36.5	$674.6	$304.0	121.9

Operating profit:
Leasing and management	$75.5	$71.0	6.3	$139.4	$125.8	10.8
Railcar sales:
Railcars owned one year or less at the time of sale	17.2	3.5		106.1	3.5
Railcars owned more than one year at the time of sale	9.7	1.2		87.2	8.0
Total operating profit	$102.4	$75.7	35.3	$332.7	$137.3	142.3

Operating profit margin:
Leasing and management	47.0%	47.1%		44.8%	44.1%
Railcar sales	*	*		*	*
Total operating profit margin	44.2%	44.6%		49.3%	45.2%

Selected expense information(1):
Depreciation	$32.2	$32.0	0.6	$64.7	$63.0	2.7
Maintenance	$20.0	$18.4	8.7	$41.0	$37.4	9.6
Rent	$13.3	$13.3	—	$26.6	$26.7	(0.4)
Interest:
External	$38.1	$38.0		$75.4	$78.9
Intercompany	—	1.1		—	3.8
Total interest expense	$38.1	$39.1	(2.6)	$75.4	$82.7	(8.8)
 * Not meaningful

(1) Depreciation, maintenance, and rent expense are components of operating profit. Amortization of deferred profit on railcars sold from the Rail Group to the Leasing Group is included in the operating profits of the Leasing Group resulting in the recognition of depreciation expense based on the Company's original manufacturing cost of the railcars. Interest expense is not a component of operating profit and includes the effect of hedges. Intercompany interest expense is eliminated in consolidation and arises from Trinity’s previous ownership of a portion of TRIP Holdings’ Senior Secured Notes, which notes were retired in full in May 2013. See Note 11 Debt of the Notes to Consolidated Financial Statements.

Total revenues increased by 36.5% and 121.9%, respectively, for the three and six months ended June 30, 2014 compared to 2013 due to increased railcar sales. Of the increase in leasing and management revenues approximately two-thirds was due to higher rental rates in our lease fleet and higher utilization with the remainder due to net new investments in the lease fleet. Sales of railcars owned one year or less at the time of sale included $331.4 million in railcar sales to Element for the six months ended June 30, 2014. Additionally, proceeds from the sale of railcars owned more than one year included $222.7 million from railcar sales to Element for the six months ended June 30, 2014. These transactions were completed as part of the Company's strategic alliance with Element announced in December 2013.

Operating profit increased by 35.3% and 142.3%, respectively, for the three and six months ended June 30, 2014 compared to 2013 due to higher profit from railcar sales. Increased profit from operations resulting from higher rental rates, increased utilization, and lease fleet additions more than offset increased maintenance and depreciation for the three and six months ended June 30, 2014 when compared to 2013. Interest expense decreased as a result of lower borrowings.

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

Information regarding the Leasing Group’s lease fleet follows:

	June 30, 2014	June 30, 2013
Number of railcars	73,760	74,065
Average age in years	7.5	6.9
Average remaining lease term in years	3.3	3.3
Fleet utilization	99.7%	98.7%

All Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percent	2014	2013	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues	$28.1	$21.7	29.5%	$51.3	$41.0	25.1%

Operating costs:
Cost of revenues	29.2	23.9	22.2	55.9	44.0	27.0
Selling, engineering, and administrative costs	1.7	1.5	13.3	3.3	3.2	3.1
Property disposition losses/(gains)	(0.2)	0.1		0.1	0.2
Operating loss	$(2.6)	$(3.8)	(31.6)	$(8.0)	$(6.4)	25.0

Revenues increased by 29.5% and 25.1%, respectively, for the three and six months ended June 30, 2014 compared to 2013 due to increased revenues from our transportation company resulting from higher internal shipments. The decrease in operating loss for the three months ended June 30, 2014 was primarily due to lower reserves. The increase in operating loss for the six months ended June 30, 2014 was due to higher costs of facility maintenance activities.

Corporate

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Percent	2014	2013	Percent
	($ in millions)		Change	($ in millions)		Change
Operating costs	$29.7	$15.5	91.6%	$52.8	$32.1	64.5%

The increase in operating costs for the three and six months ended June 30, 2014 compared to 2013 is primarily due to higher performance-related compensation costs and increased staffing, increased legal expenses and approximately $2.3 million in costs related to the pending asset acquisition of Meyer.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2014 and June 30, 2013:

	Six Months Ended June 30,
	2014	2013
	(in millions)
Total cash provided by (required by):
Operating activities	$157.4	$273.6
Investing activities	(81.2)	(424.9)
Financing activities	210.6	(33.7)
Net increase (decrease) in cash and cash equivalents	$286.8	$(185.0)

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2014 was $157.4 million compared to net cash provided by operating activities of $273.6 million for the six months ended June 30, 2013. Cash flow provided by operating activities decreased primarily due to increased receivable and inventory levels partially offset by higher operating profits in 2014.

Receivables at June 30, 2014 increased by $136.5 million or 36.6% from December 31, 2013 primarily due to higher receivables in our Rail Group. Raw materials inventory at June 30, 2014 increased by $127.6 million or 26.8% since December 31, 2013, primarily attributable to higher levels in our Rail Group required to meet production demands. Finished goods inventory at June 30, 2014 decreased by $26.2 million or 19.2% since December 31, 2013 due to lower levels in our Rail Group. Accounts payable increased by $73.7 million to support higher inventory levels, while accrued liabilities decreased by $21.1 million from December 31, 2013 due primarily to lower balances of customer advances at June 30, 2014. We continually review reserves related to bad debt as well as the adequacy of lower of cost or market valuations related to accounts receivable and inventory.

Investing Activities. Net cash required by investing activities for the six months ended June 30, 2014 was $81.2 million compared to $424.9 million for the six months ended June 30, 2013. Capital expenditures for the six months ended June 30, 2014 were $157.0 million, which included $307.1 million for additions to the lease fleet net of $257.6 million for the cost of sold lease fleet railcars owned one year or less. This compares to $365.9 million of capital expenditures for the same period last year, of which $308.5 million were for net additions to the lease fleet. Full-year manufacturing/corporate capital expenditures for 2014 are projected to range between $250.0 million and $300.0 million. For 2014, we do not expect the net investment in new railcars to consume any cash after considering the expected proceeds received from leased railcar sales during the year. Proceeds from the sale of property, plant, and equipment and other assets totaled $263.1 million for the six months ended June 30, 2014, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $242.1 million. This compares to $39.2 million for the same period in 2013, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $39.1 million. Net cash required related to acquisitions amounted to $118.8 million for the six months ended June 30, 2014. Short-term marketable securities for the six months ended June 30, 2014 increased by $68.8 million.

Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2014 was $210.6 million compared to $33.7 million of cash required by financing activities for the same period in 2013. During the six months ended June 30, 2014, we retired $90.1 million in debt as scheduled. We borrowed $332.1 million, net of debt issuance costs, during the six months ended June 30, 2014, from the issuance by TRIP Master Funding of its 2014-1 Secured Railcar Equipment Notes, as further described below. Also, during the six months ended June 30, 2014, we received $49.6 million in equity contributions from noncontrolling interests in one of the Company's partially-owned leasing subsidiaries. During the six months ended June 30, 2013, we retired $177.4 million in debt principally consisting of the repayment of the Leasing Group term loan and the TRIP Holdings senior secured notes in full. Additionally, during the six months ended June 30, 2013, we received proceeds of $294.9 million related to the sale of equity interests to third party investors in certain partially-owned leasing subsidiaries and TRIP Holdings repurchased the equity interests of certain equity investors for $84.0 million. We intend to use our cash and committed credit facilities to fund the operations, expansions, and growth initiatives of the Company.

Other Investing and Financing Activities

At June 30, 2014 and for the six month period then ended, there were no borrowings under our $425.0 million revolving credit facility that matures on October 20, 2016. Interest on the revolving credit facility is calculated at Libor plus 1.50% or prime plus 0.50%. After subtracting $67.1 million for letters of credit outstanding, $357.9 million was available under the revolving credit facility as of June 30, 2014.

The $475.0 million TILC warehouse loan facility, established to finance railcars owned by TILC, had $132.0 million outstanding with $343.0 million unused, of which $251.4 million was available as of June 30, 2014 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 1.92% at June 30, 2014. In June 2013, the warehouse loan facility was renewed and extended through June 2015. Amounts outstanding at maturity, absent renewal, will be payable in three installments in December 2015, June 2016, and December 2016.

In March 2014, the Company’s Board of Directors authorized a new $250 million share repurchase program that expires on December 31, 2015 and replaced the Company's previously authorized $200 million share repurchase program. Under the new program, 63,600 shares and 340,146 shares, respectively, were repurchased during the three and six months ended June 30, 2014, at a cost of approximately $2.5 million and $12.5 million, respectively.

During the six months ended June 30, 2014, we completed the acquisition of WesMor Cryogenic Companies and Alloy Custom Products, Inc., expanding the Company's engineering and manufacturing capabilities to provide cryogenic storage and transportation products. We also completed the acquisition of Platinum Energy Services in Alberta, Canada, a manufacturer and reseller of oil and gas process and storage equipment and the acquisition of a galvanizing services business located in Texas. In June 2014, Trinity entered into an agreement to acquire the assets of Meyer for approximately $600 million. The transaction is expected to close during the quarter ending September 30, 2014, subject to regulatory approval.

During the six months ended June 30, 2014, the Company received proceeds of $635.7 million from the sale of leased railcars to Element under the strategic alliance with Element announced in December 2013, including $81.6 million recorded as revenue by the Rail Group. From the total proceeds received from Element, the Leasing Group recorded $331.4 million in revenue from the sale of railcars owned one year or less at the time of sale. The remainder of the proceeds of $222.7 million is attributable to the sale of railcars owned more than one year at the time of sale and is, consequently, excluded from revenue.

In May 2014, TRIP Master Funding issued $335.7 million in aggregate principal amount of Series 2014-1 Secured Railcar Equipment Notes pursuant to the Master Indenture between TRIP Master Funding and Wilmington Trust Company, as indenture trustee, with a final maturity date of April 2044. The TRIP Master Funding Series 2014-1 Secured Railcar Equipment Notes consist of two classes with the Class A-1 notes bearing interest at 2.86% and the Class A-2 notes bearing interest at 4.09%. The TRIP Master Funding Secured Railcar Equipment Notes are non-recourse to Trinity, TILC, TRIP Holdings, and the other equity investors in TRIP Holdings and are secured by TRIP Master Funding's portfolio of railcars and operating leases thereon, its cash reserves, and all other assets owned by TRIP Master Funding. As of June 30, 2014, there were $114.3 million and $220.7 million of Class A-1 and Class A-2 notes outstanding, respectively.

In May 2014, the Company's Board of Directors authorized a 2-for-1 stock split. The stock split was issued in the form of a 100% stock dividend. The additional shares were distributed on June 19, 2014, to shareholders of record at the close of business on June 5, 2014. All share and per share information, including dividends, has been retroactively adjusted to reflect the 2-for-1 stock split, except for the statement of stockholders' equity which reflects the stock split by reclassifying from "Capital in Excess of Par Value" to "Common Stock" in the amount of $78.0 million which equals the par value of the additional shares issued to effect the stock split.

Demand conditions and corresponding order levels for new railcars and barges serving the oil, gas, and chemicals industries continue to be favorable. Demand conditions and corresponding order levels in other markets, including cement and agricultural products, have recently begun to strengthen for both freight railcars and hopper barges while demand for products supporting the coal market remains weak. The slowdown in the commercial construction markets, budgetary constraints at the Federal and state level, and unfavorable weather conditions have negatively impacted the results of our Highway Products business while acquisition related volumes have contributed favorably to the results in our Aggregates business.

We continually assess our manufacturing capacity and take steps to align our production capacity with demand for our products. Due to improvements in demand for certain products, we have continued to increase production staff at certain facilities. We expect that facilities on non-operating status will be available for future operations should demand increase further.

Future Operating Requirements

We expect to finance future operating requirements with cash on hand, cash flows from operations, and, depending on market conditions, short-term and long-term debt, and equity. Debt instruments that the Company has utilized include its revolving credit facility, the TILC warehouse facility, senior notes, convertible subordinated notes, asset-backed securities, and sale-leaseback transactions. The Company has also issued equity at various times. As of June 30, 2014, the Company had unrestricted cash and short-term marketable securities balances of $933.8 million, $357.9 million available under its revolving credit facility, and $251.4 million available under its TILC warehouse facility. The Company believes it has access to adequate capital resources to fund operating requirements and is an active participant in the capital markets.

Off Balance Sheet Arrangements

See Note 6 of the Consolidated Financial Statements for information about off balance sheet arrangements.

Derivative Instruments

We use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 of the Consolidated Financial Statements for discussion of how the Company valued its interest rate swaps at June 30, 2014. See Note 11 of the Consolidated Financial Statements for a description of the Company's debt instruments.

Interest rate hedges

			Included in accompanying balance sheet at June 30, 2014
	Notional Amount	Interest Rate(1)	Liability	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(1.5)	$—
Promissory notes	$370.0	5.34%	$—	$2.6	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$11.1	$15.0
Open hedges:
TRIP Master Funding secured railcar equipment notes	$61.5	2.62%	$2.3	$1.0	$1.3
Promissory notes	$401.5	4.13%	$14.2	$12.8	$—

(1)	Weighted average fixed interest rate

	Effect on interest expense - increase/(decrease)
	Three Months Ended June 30,		Six Months Ended June 30,		Expected effect during next twelve months(1)
	2014	2013	2014	2013
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$(0.1)	$(0.1)	$(0.2)	$(0.2)	$(0.3)
Promissory notes	$0.7	$0.8	$1.5	$1.6	$2.6
TRIP Holdings warehouse loan	$1.3	$1.5	$2.6	$3.5	$5.0
Open hedges:
TRIP Master Funding secured railcar equipment notes	$0.4	$0.4	$0.8	$0.9	$1.4
Promissory notes	$3.8	$4.1	$7.7	$8.0	$14.2
(1) Based on the fair value of open hedges as of June 30, 2014

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

Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $5.0 million of additional interest expense expected to be recognized during the twelve months following June 30, 2014. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with an initial notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The effect on interest expense is primarily a result of monthly interest settlements.

See Note 11 of the Consolidated Financial Statements regarding the related debt instruments.

Other Derivatives

Natural gas and diesel fuel

We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amounts recorded in the consolidated financial statements as of June 30, 2014 for these instruments were not significant.

Foreign exchange hedge

We enter into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. The amounts recorded in the consolidated financial statements as of June 30, 2014 for these instruments were not significant.

Contractual Obligation and Commercial Commitments

As of June 30, 2014, contractual obligations related to letters of credit decreased to $68.0 million from $69.6 million as of December 31, 2013. Refer to Note 11 of the Consolidated Financial Statements for changes to our outstanding debt and maturities. Contractual obligations that relate to operating leases including sale/leaseback transactions were substantially unchanged as of June 30, 2014. See Note 6 of the Consolidated Financial Statements regarding operating lease obligations. In June 2014, Trinity entered into an agreement to acquire the assets of Meyer for approximately $600 million. The transaction is expected to close during the quarter ending September 30, 2014, subject to regulatory approval.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our market risks since December 31, 2013 as set forth in Item 7A of our 2013 Form 10-K. Refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of debt-related activity and the impact of hedging activity for the three and six months ended June 30, 2014.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of our 2013 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended June 30, 2014:

Period	Number of Shares Purchased(1)	Average Price Paid per Share (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2014 through April 30, 2014	2,450	$35.31	—	$239,965,681
May 1, 2014 through May 31, 2014	1,006,260	$40.11	63,600	$237,483,972
June 1, 2014 through June 30, 2014	2,809	$41.90	—	$237,483,972
Total	1,011,519	$40.11	63,600	$237,483,972

(1) These columns include the following transactions during the three months ended June 30, 2014: (i) the deemed surrender to the Company of 1,372 shares of common stock to pay the exercise price and satisfy tax withholding in connection with the exercise of employee stock options, (ii) the surrender to the Company of 944,468 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, (iii) the purchase of 2,079 shares of common stock by the Trustee for assets held in a non-qualified employee profit-sharing plan trust, and (iv) the purchase of 63,600 shares of common stock on the open market as part of the stock repurchase program.

(2) In March 2014, the Company’s Board of Directors authorized a new $250 million share repurchase program that expires on December 31, 2015 and replaced the Company's previously authorized $200 million share repurchase program. Under the new program, 63,600 shares were repurchased during the three months ended June 30, 2014, at a cost of approximately $2.5 million. The approximate dollar value of shares that were eligible to be repurchased under such share repurchase program is shown as of the end of such month or quarter.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-Q.

Item 5. Other Information

None.

Item 6. Exhibits

NO.	DESCRIPTION
(2.1)
Purchase Agreement, dated as of June 26, 2014, by and among McKinley 2014 Acquisition LLC, Thomas & Betts Corporation and Thomas & Betts International, LLC (incorporated by reference to Exhibit 2.1 to our Form 8-K filed June 30, 2014).

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
Registrant
James E. Perry
Senior Vice President and
Chief Financial Officer
July 30, 2014

INDEX TO EXHIBITS

NO.	DESCRIPTION
(2.1)
Purchase Agreement, dated as of June 26, 2014, by and among McKinley 2014 Acquisition LLC, Thomas & Betts Corporation and Thomas & Betts International, LLC (incorporated by reference to Exhibit 2.1 to our Form 8-K filed June 30, 2014).

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