Form 10-Q
period 2014-09-30
TRINITY INDUSTRIES INC
filed 2014-10-29
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At October 15, 2014 the number of shares of common stock outstanding was 155,637,103.

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

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions, except per share amounts)
Revenues:
Manufacturing	$1,359.8	$959.7	$3,638.0	$2,654.7
Leasing	203.0	150.6	870.6	454.6
	1,562.8	1,110.3	4,508.6	3,109.3
Operating costs:
Cost of revenues:
Manufacturing	1,062.6	767.0	2,827.5	2,134.2
Leasing	109.6	69.3	517.0	225.4
	1,172.2	836.3	3,344.5	2,359.6
Selling, engineering, and administrative expenses:
Manufacturing	64.2	43.9	169.7	133.7
Leasing	12.1	8.9	33.8	27.5
Other	36.7	17.8	89.5	49.9
	113.0	70.6	293.0	211.1
Gains on disposition of property, plant, and equipment:
Net gains on railcar lease fleet sales owned more than one year at the time of sale	3.0	1.6	90.2	9.6
Other	0.6	0.6	13.2	0.3
	3.6	2.2	103.4	9.9
Total operating profit	281.2	205.6	974.5	548.5
Other (income) expense:
Interest income	(0.4)	(0.6)	(1.5)	(1.4)
Interest expense	48.2	45.8	141.4	141.5
Other, net	(1.0)	(0.5)	(2.8)	(2.3)
	46.8	44.7	137.1	137.8
Income from continuing operations before income taxes	234.4	160.9	837.4	410.7
Provision for income taxes	78.1	55.1	274.5	143.5
Net income from continuing operations	156.3	105.8	562.9	267.2
Discontinued operations:
Gain on sale of discontinued operations, net of provision for income taxes of $-, $-, $- and $5.4	—	—	—	7.1
Income (loss) from discontinued operations, net of provision (benefit) for income taxes of $0.2, $0.1, $- and $(0.7)	0.6	0.3	0.1	(1.2)
Net income	156.9	106.1	563.0	273.1
Net income attributable to noncontrolling interest	7.5	6.5	23.0	10.4
Net income attributable to Trinity Industries, Inc.	$149.4	$99.6	$540.0	$262.7

Net income attributable to Trinity Industries, Inc. per common share:
Basic:
Continuing operations	$0.95	$0.63	$3.46	$1.62
Discontinued operations	—	—	—	0.04
	$0.95	$0.63	$3.46	$1.66
Diluted:
Continuing operations	$0.90	$0.63	$3.33	$1.62
Discontinued operations	—	—	—	0.04
	$0.90	$0.63	$3.33	$1.66
Weighted average number of shares outstanding:
Basic	151.5	152.2	150.9	153.4
Diluted	159.6	152.3	157.0	153.6
Dividends declared per common share	$0.100	$0.075	$0.275	$0.195
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Net income	$156.9	$106.1	$563.0	$273.1
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains/(losses) arising during the period, net of tax expense/(benefit) of $–, $(0.5), $(0.5) and $(0.1)	0.1	(0.4)	(0.9)	0.4
Reclassification adjustments for losses included in net income, net of tax benefit of $1.9, $2.0, $6.6 and $6.8	4.2	4.4	11.9	13.7
Currency translation adjustment	(0.6)	—	(0.6)	—
Defined benefit plans:
Amortization of net actuarial losses, net of tax benefit of $0.3, $0.4, $0.5 and $1.4	0.7	0.8	1.1	2.3
	4.4	4.8	11.5	16.4
Comprehensive income	161.3	110.9	574.5	289.5
Less: comprehensive income attributable to noncontrolling interest	8.6	7.3	25.4	13.6
Comprehensive income attributable to Trinity Industries, Inc.	$152.7	$103.6	$549.1	$275.9
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(unaudited)
	(in millions)
ASSETS
Cash and cash equivalents	$663.7	$428.5
Short-term marketable securities	—	149.7
Receivables, net of allowance	560.7	372.7
Inventories:
Raw materials and supplies	639.2	477.0
Work in process	346.8	201.4
Finished goods	124.2	136.3
	1,110.2	814.7
Restricted cash, including partially-owned subsidiaries of $94.3 and $77.1	237.9	260.7
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $2,260.0 and $1,887.2	6,493.4	6,275.8
Less accumulated depreciation, including partially-owned subsidiaries of $245.3 and $202.1	(1,638.1)	(1,505.2)
	4,855.3	4,770.6
Goodwill	742.1	278.2
Other assets	375.0	238.3
	$8,544.9	$7,313.4
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$323.7	$216.3
Accrued liabilities	570.1	567.4
Debt:
Recourse, net of unamortized discount of $63.7 and $74.1	826.3	419.0
Non-recourse:
Wholly-owned subsidiaries	1,230.7	1,314.7
Partially-owned subsidiaries	1,538.6	1,256.1
	3,595.6	2,989.8
Deferred income	37.4	40.8
Deferred income taxes	606.1	650.7
Other liabilities	109.1	99.3
	5,242.0	4,564.3
Stockholders’ equity:
Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – 200.0 shares authorized	156.1	81.7
Capital in excess of par value	468.7	686.6
Retained earnings	2,367.3	1,870.0
Accumulated other comprehensive loss	(68.8)	(78.2)
Treasury stock	(22.2)	(158.0)
	2,901.1	2,402.1
Noncontrolling interest	401.8	347.0
	3,302.9	2,749.1
	$8,544.9	$7,313.4
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2014	2013
	(in millions)
Operating activities:
Net income	$563.0	$273.1
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	(0.1)	(5.9)
Depreciation and amortization	171.5	156.2
Stock-based compensation expense	38.1	31.1
Excess tax benefits from stock-based compensation	(24.2)	(8.1)
Benefit for deferred income taxes	(61.2)	(41.9)
Net gains on railcar lease fleet sales owned more than one year at the time of sale	(90.2)	(9.6)
Gains on disposition of property, plant, equipment, and other assets	(13.2)	(0.3)
Non-cash interest expense	22.4	23.7
Other	(4.4)	(5.8)
Changes in assets and liabilities:
(Increase) decrease in receivables	(155.5)	(112.3)
(Increase) decrease in inventories	(226.3)	(72.2)
(Increase) decrease in restricted cash	25.0	—
(Increase) decrease in other assets	(34.2)	(48.6)
Increase (decrease) in accounts payable	89.0	19.7
Increase (decrease) in accrued liabilities	28.7	123.8
Increase (decrease) in other liabilities	3.4	45.6
Net cash provided by operating activities - continuing operations	331.8	368.5
Net cash provided by operating activities - discontinued operations	0.8	6.2
Net cash provided by operating activities	332.6	374.7

Investing activities:
(Increase) decrease in short-term marketable securities	149.7	(96.0)
Proceeds from railcar lease fleet sales owned more than one year at the time of sale	257.4	59.3
Proceeds from disposition of property, plant, equipment, and other assets	21.9	1.1
Capital expenditures – leasing, net of sold lease fleet railcars owned one year or less with a net cost of $295.4 and $15.5	(170.4)	(455.5)
Capital expenditures – manufacturing and other	(170.0)	(91.2)
Acquisitions, net of cash acquired	(711.8)	(37.2)
Other	2.0	(9.4)
Net cash required by investing activities - continuing operations	(621.2)	(628.9)
Net cash provided by investing activities - discontinued operations	—	0.4
Net cash required by investing activities	(621.2)	(628.5)

Financing activities:
Proceeds from issuance of common stock, net	0.6	2.1
Excess tax benefits from stock-based compensation	24.2	8.1
Payments to retire debt	(140.2)	(227.5)
Proceeds from issuance of debt	727.4	175.4
(Increase) decrease in restricted cash	(2.2)	(26.1)
Shares repurchased	(36.5)	(71.1)
Dividends paid to common shareholders	(38.7)	(27.5)
Purchase of shares to satisfy employee tax on vested stock	(38.5)	(9.1)
Proceeds from sale of interests in partially-owned leasing subsidiaries	—	296.7
Repurchase of noncontrolling interests in partially-owned leasing subsidiary	—	(84.0)
Contributions from noncontrolling interest	49.6	50.0
Distributions to noncontrolling interest	(19.3)	(3.3)
Other	(1.3)	0.7
Net cash provided by financing activities - continuing operations	525.1	84.4
Net cash required by financing activities - discontinued operations	(1.3)	(1.0)
Net cash provided by financing activities	523.8	83.4
Net increase (decrease) in cash and cash equivalents	235.2	(170.4)
Cash and cash equivalents at beginning of period	428.5	573.0
Cash and cash equivalents at end of period	$663.7	$402.6
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
(unaudited)

	Common Stock					Treasury Stock
			Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss			Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$1 Par Value				Shares	Amount
	(in millions, except par value)
Balances at December 31, 2013	81.7	$81.7	$686.6	$1,870.0	$(78.2)	(4.3)	$(158.0)	$2,402.1	$347.0	$2,749.1
Net income	—	—	—	540.0	—	—	—	540.0	23.0	563.0
Other comprehensive income	—	—	—	—	9.1	—	—	9.1	2.4	11.5
Cash dividends on common stock	—	—	—	(42.7)	—	—	—	(42.7)	—	(42.7)
Restricted shares, net	—	—	13.1	—	—	0.6	(13.5)	(0.4)	—	(0.4)
Shares repurchased	—	—	—	—	—	(0.6)	(31.5)	(31.5)	—	(31.5)
Stock options exercised	—	—	—	—	—	—	0.6	0.6	—	0.6
Excess tax benefits from stock-based compensation	—	—	24.2	—	—	—	—	24.2	—	24.2
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	49.6	49.6
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(19.3)	(19.3)
Retirement of treasury stock	(3.7)	(3.7)	(176.6)	—	—	3.7	180.3	—	—	—
Stock split	78.0	78.0	(78.0)	—	—	—	—	—	—	—
Other	0.1	0.1	(0.6)	—	0.3	—	(0.1)	(0.3)	(0.9)	(1.2)
Balances at September 30, 2014	156.1	$156.1	$468.7	$2,367.3	$(68.8)	(0.6)	$(22.2)	$2,901.1	$401.8	$3,302.9
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity”, “Company”, “we”, or “our”) including the accounts of its wholly-owned subsidiaries and its partially-owned subsidiaries, TRIP Rail Holdings LLC (“TRIP Holdings”) and RIV 2013 Rail Holdings LLC ("RIV 2013"), in which the Company has a controlling interest. In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2014, and the results of operations for the three and nine months ended September 30, 2014 and 2013, and cash flows for the nine months ended September 30, 2014 and 2013, have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Because of seasonal and other factors, the results of operations for the nine months ended September 30, 2014 may not be indicative of expected results of operations for the year ending December 31, 2014. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2013.

Stockholders' Equity

On May 5, 2014, the Company's Board of Directors authorized a 2-for-1 stock split on its common shares. The stock split was issued in the form of a 100% stock dividend. The additional shares were distributed on June 19, 2014, to shareholders of record at the close of business on June 5, 2014. All share and per share information, including dividends, has been retroactively adjusted to reflect the 2-for-1 stock split, except for the statement of stockholders' equity which will reflect the stock split by reclassifying $78.0 million from "Capital in Excess of Par Value" to "Common Stock" representing the par value of the additional shares issued to effect the stock split.

In March 2014, the Company’s Board of Directors authorized a new $250 million share repurchase program that expires on December 31, 2015 and replaced the Company's previously authorized $200 million share repurchase program. Under the new program, 407,100 shares and 747,246 shares, respectively, were repurchased during the three and nine months ended September 30, 2014, at a cost of approximately $19.0 million and $31.5 million, respectively. During the three and nine months ended September 30, 2013, the Company repurchased 1,079,882 shares and 3,668,378 shares, respectively, under the prior program at a cost of approximately $23.9 million and $73.8 million, respectively. Certain shares of stock repurchased during September 2013, totaling $2.7 million, were cash settled in October 2013 in accordance with normal settlement practices.

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

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments including restricted cash, short-term marketable securities, and receivables. The Company places its cash investments and short-term marketable securities in bank deposits and investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer. Concentrations of credit risk with respect to receivables are limited due to control procedures that monitor the credit worthiness of customers, the large number of customers in the Company's customer base, and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance for doubtful accounts based upon the expected collectibility of all receivables. Receivable balances determined to be uncollectible are charged against the allowance. The carrying values of cash, short-term marketable securities, receivables, and accounts payable are considered to be representative of their respective fair values. At September 30, 2014, one customer's net receivable balance in our Rail Group, all within terms, accounted for 10% of the consolidated net receivables balance outstanding.

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

Reclassifications

Certain prior year balances have been reclassified in the consolidated statements of cash flows to conform to the 2014 presentation.

Note 2. Acquisitions and Divestitures

The Company's acquisition and divestiture activities are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Acquisitions:
Purchase price	$593.0	$—	$718.3	$83.4
Net cash paid	$593.0	$—	$711.8	$37.2
Goodwill recorded	$376.7	$—	$463.9	$9.5

Divestitures:
Proceeds	$—	$—	$—	$35.6
Gain recognized	$—	$—	$—	$12.5
Goodwill charged off	$—	$—	$—	$4.8

Acquisition of Meyer Steel Structures

On August 18, 2014, Trinity completed its acquisition of the assets of Meyer Steel Structures ("Meyer"), the utility steel structures division of Thomas & Betts Corporation, a member of the ABB Group, for approximately $593.0 million in cash. Meyer is one of North America's leading providers of tubular steel structures for electricity transmission and distribution and is included in the Company's Energy Equipment Group. For the nine months ended September 30, 2014, the Company incurred $8.3 million in acquisition-related transaction costs which have been expensed in our Corporate segment and $1.5 million in non-recurring additional state income tax expense included in our consolidated provision for income taxes. Due to the size and complexity of Meyer, the purchase price was allocated on a preliminary basis to the assets acquired and liabilities assumed based on their acquisition date fair value using level three inputs. We expect to complete our purchase price allocation as soon as reasonably possible not to exceed one year from the acquisition date. Adjustments to the preliminary purchase price allocation could be material to the purchase price allocation. The following table represents our preliminary purchase price allocation:

September 30, 2014
(in millions)
Accounts receivable	$29.4
Inventories	37.8
Property, plant, and equipment	72.1
Goodwill	378.4
Other assets	102.4
Accounts payable	(15.4)
Accrued liabilities	(11.7)
Total net assets acquired	$593.0

Level three inputs are those that reflect our estimates about the assumptions market participants would use in determining the fair value of the asset or liability based on the best information available in the circumstances. Valuation techniques for assets and liabilities measured using level three inputs may include methodologies such as the market approach, the income approach or the cost approach and may use unobservable inputs such as projections, estimates and management’s interpretation of current market data. These unobservable inputs are utilized only to the extent that observable inputs are not available or cost effective to obtain. Goodwill, all tax-deductible, was primarily related to the value of Meyer's market position and its existing workforce. Based on our preliminary valuation, other assets include intangibles arising from the Meyer acquisition as follows:

	Preliminary estimated fair value	Weighted average useful life
	(in millions)
Customer relationships	$62.6	15.3 years
Trademarks/trade names	34.1	Indefinite
Technology	5.6	5.0 years
	$102.3

In addition to Meyer, during the nine months ended September 30, 2014, we completed the acquisition of three businesses in our Energy Equipment Group located in the U.S. and Canada and one business in our Construction Products Group located in the U.S. These acquisitions were recorded based on preliminary valuations of the related assets and liabilities at their acquisition date fair value using level three inputs. Such assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level. The valuations of the three Energy Equipment Group acquisitions were finalized as of September 30, 2014.

The operating results of our 2014 acquisitions, as summarized in the following table, are included in the Consolidated Statements of Operations from their date of acquisition, exclude transaction-related acquisition costs that are included in the Corporate segment, and include additional amortization expense resulting from the preliminary purchase price allocation:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(in millions)
Revenues	$65.0	$97.8
Operating profit	$2.2	$3.7

The following table represents the pro-forma consolidated operating results of the Company as if our 2014 acquisitions had been acquired on January 1, 2013. The pro-forma information should not be considered indicative of the results that would have occurred if the acquisitions had been completed on January 1, 2013, nor is such pro-forma information necessarily indicative of future results.

	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
	(in millions)
Revenues	$4,708.4	$4,830.8
Operating profit	$995.2	$834.7

During the nine months ended September 30, 2013, the Company divested its ready-mix concrete operations in exchange for certain aggregates operations. The divestiture has been accounted for and reported as a discontinued operation. Condensed results of operations for the ready-mix concrete operations for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Revenues	$—	$—	$—	$31.6

Income (loss) from discontinued operations before income taxes	$0.8	$0.4	$0.1	$(1.9)
Income tax provision (benefit)	0.2	0.1	—	(0.7)
Net income (loss) from discontinued operations	$0.6	$0.3	$0.1	$(1.2)

Note 3. Fair Value Accounting

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of September 30, 2014
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$348.8	$—	$—	$348.8
Restricted cash	237.9	—	—	237.9
Total assets	$586.7	$—	$—	$586.7

Liabilities:
Interest rate hedges:(1)
Wholly-owned subsidiaries	$—	$10.3	$—	$10.3
Partially-owned subsidiaries	—	1.8	—	1.8
Total liabilities	$—	$12.1	$—	$12.1

	Fair Value Measurement as of December 31, 2013
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$230.6	$—	$—	$230.6
Restricted cash	260.7	—	—	260.7
Total assets	$491.3	$—	$—	$491.3

Liabilities:
Interest rate hedges:(1)
Wholly-owned subsidiaries	$—	$21.7	$—	$21.7
Partially-owned subsidiaries	—	2.1	—	2.1
Total liabilities	$—	$23.8	$—	$23.8
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

The carrying amounts and estimated fair values of our long-term debt are as follows:

	September 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Recourse:
Senior notes due 2024	$399.6	$400.7	$—	$—
Convertible subordinated notes	449.5	874.1	450.0	593.4
Less: unamortized discount	(63.3)		(74.1)
	386.2		375.9
Capital lease obligations	39.8	39.8	42.2	42.2
Other	0.7	0.7	0.9	0.9
	826.3	1,315.3	419.0	636.5
Non-recourse:
2006 secured railcar equipment notes	228.1	251.4	240.7	259.2
Promissory notes	374.3	371.3	396.1	389.6
2009 secured railcar equipment notes	191.3	230.3	199.0	229.5
2010 secured railcar equipment notes	315.2	347.1	326.9	342.7
TILC warehouse facility	121.8	121.8	152.0	152.0
TRL 2012 secured railcar equipment notes - RIV 2013	480.4	479.2	499.3	483.4
TRIP Master Funding secured railcar equipment notes	1,058.2	1,138.8	756.8	819.8
	2,769.3	2,939.9	2,570.8	2,676.2
Total	$3,595.6	$4,255.2	$2,989.8	$3,312.7

The estimated fair value of our senior notes and convertible subordinated notes were based on a quoted market price in a market with little activity as of September 30, 2014 and December 31, 2013, respectively (Level 2 input). The estimated fair values of our 2006, 2009, 2010, and 2012 secured railcar equipment notes, promissory notes, and TRIP Rail Master Funding LLC (“TRIP Master Funding”) secured railcar equipment notes are based on our estimate of their fair value as of September 30, 2014 and December 31, 2013, respectively. These values were determined by discounting their future cash flows at the current market interest rate (Level 3 inputs). The carrying value of our Trinity Industries Leasing Company (“TILC”) warehouse facility approximates fair value because the interest rate adjusts to the market interest rate (Level 3 input). The fair values of all other financial instruments are estimated to approximate carrying value. See Note 11 Debt for a description of the Company's long-term debt.

Note 4. Segment Information

The Company reports operating results in five principal business segments: (1) the Rail Group, which manufactures and sells railcars and related parts and components; (2) the Construction Products Group, which manufactures and sells highway products and other steel products and services for infrastructure-related projects, and produces and sells aggregates; (3) the Inland Barge Group, which manufactures and sells barges and related products for inland waterway services; (4) the Energy Equipment Group, which manufactures and sells products for energy-related businesses, including structural wind towers, storage containers, transport trailers, tank heads for pressure and non-pressure vessels, and utility, traffic, and lighting structures; and (5) the Railcar Leasing and Management Services Group (“Leasing Group”), which owns and operates a fleet of railcars as well as provides third-party fleet management, maintenance, and leasing services. The segment All Other includes our captive insurance and transportation companies; legal, environmental, and maintenance costs associated with non-operating facilities; and other peripheral businesses. Gains and losses from the sale of property, plant, and equipment that are related to manufacturing and dedicated to the specific manufacturing operations of a particular segment are included in operating profit of that respective segment. Gains and losses from the sale of property, plant, and equipment that can be utilized by multiple segments are included in operating profit of the All Other segment. Total assets of the Energy Equipment Group amounted to $1,158.5 million as of September 30, 2014. See Note 2 Acquisitions and Divestitures for further discussion.

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

The financial information from continuing operations for these segments is shown in the tables below. We operate principally in North America.

Three Months Ended September 30, 2014

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$802.3	$194.1	$996.4	$186.4
Construction Products Group	168.4	2.0	170.4	21.6
Inland Barge Group	168.4	—	168.4	31.0
Energy Equipment Group	219.0	50.7	269.7	30.0
Railcar Leasing and Management Services Group	203.0	2.7	205.7	87.0
All Other	1.7	27.2	28.9	(3.3)
Segment Totals before Eliminations and Corporate	1,562.8	276.7	1,839.5	352.7
Corporate	—	—	—	(36.7)
Eliminations – Lease subsidiary	—	(186.5)	(186.5)	(34.3)
Eliminations – Other	—	(90.2)	(90.2)	(0.5)
Consolidated Total	$1,562.8	$—	$1,562.8	$281.2

Three Months Ended September 30, 2013

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$541.5	$177.0	$718.5	$121.5
Construction Products Group	145.8	3.4	149.2	18.6
Inland Barge Group	136.4	—	136.4	23.8
Energy Equipment Group	135.0	34.7	169.7	15.0
Railcar Leasing and Management Services Group	150.6	—	150.6	74.0
All Other	1.0	21.0	22.0	(1.6)
Segment Totals before Eliminations and Corporate	1,110.3	236.1	1,346.4	251.3
Corporate	—	—	—	(17.8)
Eliminations – Lease subsidiary	—	(173.0)	(173.0)	(28.3)
Eliminations – Other	—	(63.1)	(63.1)	0.4
Consolidated Total	$1,110.3	$—	$1,110.3	$205.6

Nine Months Ended September 30, 2014

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$2,164.1	$585.3	$2,749.4	$529.9
Construction Products Group	430.5	4.7	435.2	65.7
Inland Barge Group	470.7	—	470.7	88.6
Energy Equipment Group	569.2	138.7	707.9	81.2
Railcar Leasing and Management Services Group	870.6	9.7	880.3	419.7
All Other	3.5	76.7	80.2	(11.3)
Segment Totals before Eliminations and Corporate	4,508.6	815.1	5,323.7	1,173.8
Corporate	—	—	—	(89.5)
Eliminations – Lease subsidiary	—	(564.2)	(564.2)	(110.5)
Eliminations – Other	—	(250.9)	(250.9)	0.7
Consolidated Total	$4,508.6	$—	$4,508.6	$974.5

Nine Months Ended September 30, 2013

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$1,439.2	$572.8	$2,012.0	$332.3
Construction Products Group	393.1	14.4	407.5	45.3
Inland Barge Group	433.8	—	433.8	69.0
Energy Equipment Group	384.9	92.0	476.9	44.2
Railcar Leasing and Management Services Group	454.6	—	454.6	211.3
All Other	3.7	59.3	63.0	(8.0)
Segment Totals before Eliminations and Corporate	3,109.3	738.5	3,847.8	694.1
Corporate	—	—	—	(49.9)
Eliminations – Lease subsidiary	—	(560.5)	(560.5)	(95.4)
Eliminations – Other	—	(178.0)	(178.0)	(0.3)
Consolidated Total	$3,109.3	$—	$3,109.3	$548.5

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
TRIP Holdings and RIV 2013, through TRIP Leasing and TRL 2012, respectively, acquired railcars from the Company's Rail and Leasing Groups funded by capital contributions from TILC and third-party equity investors, and from secured borrowings. Railcars purchased from the Company by TRIP Master Funding and TRL 2012 are required to be purchased at fair value as determined by TILC and approved by the boards of representatives of TRIP Holdings and RIV 2013, respectively. The assets of each of TRIP Master Funding and TRL 2012 may only be used to satisfy the particular subsidiary's liabilities, and the creditors of each of TRIP Master Funding and TRL 2012 have recourse only to the particular subsidiary's assets. Each of TILC and the third-party equity investors receive distributions from TRIP Holdings and RIV 2013, when allowed, in proportion to its respective equity interests, and has an interest in the net assets of the partially-owned subsidiaries upon a liquidation event in the same proportion. TILC is paid fees for the services it provides to TRIP Master Funding and TRL 2012 and has the potential to earn certain incentive fees. With respect to TRIP Holdings as of September 30, 2014, TILC has a commitment that expires in May 2016 to provide additional equity funding of up to $5.7 million for the purchase of railcars and satisfaction of certain other liabilities of TRIP Holdings. The third-party equity investors in TRIP Holdings have a similar commitment that expires in May 2016 to provide up to $12.9 million of additional equity funding. TILC and the third-party equity investors may have additional commitments to provide equity funding to TRIP Holdings that expire in May 2019 contingent upon certain returns on investment in TRIP Holdings and other conditions being met. Trinity has no obligation to guarantee performance under any of the partially-owned subsidiaries' (or their respective subsidiaries') debt agreements, guarantee any railcar residual values, shield any parties from losses, or guarantee minimum yields.

In May 2014, TILC and the third-party investors of TRIP Holdings contributed $21.6 million and $49.6 million, respectively, net of expenses, to TRIP Holdings. These contributions, combined with additional secured borrowings, were used to purchase additional railcar equipment from TILC. At September 30, 2014, the Company's carrying value of its investment in TRIP Holdings and RIV 2013 totaled $229.7 million representing the Company's weighted average 39% ownership interest. The Company's investments in its partially-owned leasing subsidiaries are eliminated in consolidation.
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

Note 6. Railcar Leasing and Management Services Group

The Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet management, maintenance, and leasing services. Selected consolidating financial information for the Leasing Group is as follows:

	September 30, 2014
	Leasing Group
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash, cash equivalents, and short-term marketable securities	$2.3	$—	$661.4	$663.7
Property, plant, and equipment, net	$2,547.6	$2,014.7	$849.1	$5,411.4
Net deferred profit on railcars sold to the Leasing Group				(556.1)
Consolidated property, plant and equipment, net				$4,855.3
Restricted cash	$143.6	$94.3	$—	$237.9
Debt:
Recourse	$39.8	$—	$850.2	$890.0
Less: unamortized discount	—	—	(63.7)	(63.7)
	39.8	—	786.5	826.3
Non-recourse	1,230.7	1,538.6	—	2,769.3
Total debt	$1,270.5	$1,538.6	$786.5	$3,595.6
Net deferred tax liabilities	$601.3	$—	$(1.1)	$600.2

	December 31, 2013
	Leasing Group
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash, cash equivalents, and short-term marketable securities	$3.5	$—	$574.7	$578.2
Property, plant, and equipment, net	$2,964.6	$1,685.1	$670.6	$5,320.3
Net deferred profit on railcars sold to the Leasing Group				(549.7)
Consolidated property, plant and equipment, net				$4,770.6
Restricted cash	$183.6	$77.1	$—	$260.7
Debt:
Recourse	$42.2	$—	$450.9	$493.1
Less: unamortized discount	—	—	(74.1)	(74.1)
	42.2	—	376.8	419.0
Non-recourse	1,314.7	1,256.1	—	2,570.8
Total debt	$1,356.9	$1,256.1	$376.8	$2,989.8
Net deferred tax liabilities	$671.9	$—	$(32.5)	$639.4

Net deferred profit on railcars sold to the Leasing Group consists of intersegment profit that is eliminated in consolidation and is, therefore, not allocated to an operating segment. See Note 5 Partially-Owned Leasing Subsidiaries and Note 11 Debt for a further discussion regarding the Company’s investment in its partially-owned leasing subsidiaries and the related indebtedness.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent	2014	2013	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$158.3	$150.6	5.1%	$469.2	$435.6	7.7%
Sales of railcars owned one year or less at the time of sale	47.4	—	*	411.1	19.0	*
Total revenues	$205.7	$150.6	36.6	$880.3	$454.6	93.6

Operating profit:
Leasing and management	$74.4	$72.4	2.8	$213.8	$198.2	7.9
Railcar sales:
Railcars owned one year or less at the time of sale	9.6	—		115.7	3.5
Railcars owned more than one year at the time of sale	3.0	1.6		90.2	9.6
Total operating profit	$87.0	$74.0	17.6	$419.7	$211.3	98.6

Operating profit margin:
Leasing and management	47.0%	48.1%		45.6%	45.5%
Railcar sales	*	*		*	*
Total operating profit margin	42.3%	49.1%		47.7%	46.5%

Selected expense information(1):
Depreciation	$32.4	$32.8	(1.2)	$97.1	$95.8	1.4
Maintenance	$17.8	$16.4	8.5	$58.8	$53.8	9.3
Rent	$13.1	$13.3	(1.5)	$39.7	$40.0	(0.8)
Interest:
External	$39.1	$37.3		$114.5	$116.2
Intercompany	—	—		—	3.8
Total interest expense	$39.1	$37.3	4.8	$114.5	$120.0	(4.6)
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

During the nine months ended September 30, 2014, the Company received proceeds of $767.9 million from the sale of leased railcars to Element Financial Corporation ("Element") under the strategic alliance with Element announced in December 2013, including $153.4 million recorded as revenue by the Rail Group. From the total proceeds received from Element, the Leasing Group recorded $378.8 million in revenue from the sale of railcars owned one year or less at the time of sale. The remainder of the proceeds of $235.7 million is attributable to the sale of railcars owned more than one year at the time of sale and is, consequently, excluded from revenue. Since the inception of our alliance, the Company has received proceeds of $872.9 million from the sale of leased railcars to Element.

Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured predominantly by the Rail Group and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Leasing Group primarily enters into operating leases. Future contractual minimum rental revenues on leases are as follows:

	Remaining three months of 2014	2015	2016	2017	2018	Thereafter	Total
	(in millions)
Future contractual minimum rental revenue	$118.2	$425.7	$358.7	$292.0	$224.4	$345.7	$1,764.7

Debt. The Leasing Group’s debt at September 30, 2014 consisted of both recourse and non-recourse debt. As of September 30, 2014, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $1,864.1 million, excluding deferred profit, which is pledged as collateral for Leasing Group debt held by those subsidiaries, including equipment with a net book value of $46.0 million securing capital lease obligations. The net book value, excluding deferred profit, of unpledged equipment at September 30, 2014 was $597.8 million. See Note 11 Debt for the form, maturities, and descriptions of Leasing Group debt.

Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is nonrecourse to Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. TRIP Master Funding equipment with a net book value of $1,408.6 million, excluding deferred profit, resulting from the sale of railcars to TRIP Master Funding, is pledged as collateral for the TRIP Master Funding debt. TRL 2012 equipment with a net book value of $606.1 million, excluding deferred profit, resulting from the sale of railcars to TRL 2012, is pledged solely as collateral for the TRL 2012 secured railcar equipment notes. See Note 5 Partially-Owned Leasing Subsidiaries for a description of TRIP Holdings and RIV 2013.

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

These Leasing Group subsidiaries had total assets as of September 30, 2014 of $199.1 million, including cash of $74.5 million and railcars of $84.7 million. The subsidiaries' cash, railcars, and an interest in each sublease are pledged to collateralize the lease obligations to the Trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiaries’ lease obligations. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties to be available to Trinity. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future contractual minimum rental revenues related to these leases due to the Leasing Group are as follows:

	Remaining three months of 2014	2015	2016	2017	2018	Thereafter	Total
	(in millions)
Future operating lease obligations of Trusts’ railcars	$11.2	$43.0	$40.0	$41.8	$45.2	$253.3	$434.5
Future contractual minimum rental revenues of Trusts’ railcars	$18.6	$66.3	$54.6	$43.4	$32.7	$54.4	$270.0

Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to operating leases other than leases discussed above are as follows:

	Remaining three months of 2014	2015	2016	2017	2018	Thereafter	Total
	(in millions)
Future operating lease obligations	$3.2	$13.0	$12.8	$12.2	$12.2	$38.3	$91.7
Future contractual minimum rental revenues	$4.8	$13.9	$12.9	$9.7	$5.9	$8.9	$56.1

Operating lease obligations totaling $18.7 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries. See Note 6 of the December 31, 2013 Consolidated Financial Statements filed on Form 10-K for a detailed explanation of these financing transactions.

Note 7. Derivative Instruments

We use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 Fair Value Accounting for discussion of how the Company valued its interest rate swaps at September 30, 2014. See Note 11 Debt for a description of the Company's debt instruments.

Interest rate hedges

			Included in accompanying balance sheet at September 30, 2014
	Notional Amount	Interest Rate(1)	Liability	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(1.4)	$—
Promissory notes	$370.0	5.34%	$—	$1.9	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$10.6	$14.3
Open hedges:
TRIP Master Funding secured railcar equipment notes	$58.9	2.62%	$1.8	$0.7	$1.0
Promissory notes	$394.6	4.13%	$10.3	$9.1	$—

(1)	Weighted average fixed interest rate

	Effect on interest expense - increase/(decrease)
	Three Months Ended September 30,		Nine Months Ended September 30,		Expected effect during next twelve months(1)
	2014	2013	2014	2013
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$(0.1)	$—	$(0.3)	$(0.2)	$(0.3)
Promissory notes	$0.7	$0.8	$2.2	$2.4	$1.9
TRIP Holdings warehouse loan	$1.3	$1.3	$3.9	$4.8	$5.0
Open hedges:
TRIP Master Funding secured railcar equipment notes	$0.4	$0.4	$1.2	$1.3	$1.3
Promissory notes	$3.8	$4.0	$11.5	$12.0	$10.3
(1) Based on the fair value of open hedges as of September 30, 2014

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

Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $5.0 million of additional interest expense expected to be recognized during the twelve months following September 30, 2014. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with an initial notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The effect on interest expense is primarily a result of monthly interest settlements.

See Note 11 Debt regarding the related debt instruments.

Other Derivatives

Natural gas and diesel fuel

We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amounts recorded in the consolidated financial statements as of September 30, 2014 for these instruments were not significant.

Foreign exchange hedge

We enter into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. The amounts recorded in the consolidated financial statements as of September 30, 2014 for these instruments were not significant.

Note 8. Property, Plant, and Equipment

The following table summarizes the components of property, plant, and equipment as of September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
	(in millions)
Manufacturing/Corporate:
Land	$80.3	$44.2
Buildings and improvements	528.7	463.2
Machinery and other	948.7	832.5
Construction in progress	104.1	79.0
	1,661.8	1,418.9
Less accumulated depreciation	(812.7)	(748.3)
	849.1	670.6
Leasing:
Wholly-owned subsidiaries:
Machinery and other	10.8	10.3
Equipment on lease	3,116.9	3,509.1
	3,127.7	3,519.4
Less accumulated depreciation	(580.1)	(554.8)
	2,547.6	2,964.6
Partially-owned subsidiaries:
Equipment on lease	2,260.0	1,887.2
Less accumulated depreciation	(245.3)	(202.1)
	2,014.7	1,685.1

Net deferred profit on railcars sold to the Leasing Group	(556.1)	(549.7)
	$4,855.3	$4,770.6

Note 9. Goodwill

Goodwill by segment is as follows:

	September 30, 2014	December 31, 2013
		(as reported)
	(in millions)
Rail Group	$134.6	$134.6
Construction Products Group	128.3	126.9
Energy Equipment Group	477.4	14.9
Railcar Leasing and Management Services Group	1.8	1.8
	$742.1	$278.2

The increase in the Construction Products Group and Energy Equipment Group goodwill as of September 30, 2014 is due to acquisition activities during the nine months ended September 30, 2014, including the acquisition of Meyer. See Note 2 Acquisitions and Divestitures.

Note 10. Warranties

The changes in the accruals for warranties for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Beginning balance	$17.1	$13.5	$14.7	$12.5
Warranty costs incurred	(1.7)	(1.6)	(3.8)	(4.6)
Warranty originations and revisions	4.3	3.9	10.9	9.9
Warranty expirations	(0.7)	(1.0)	(2.8)	(3.0)
Ending balance	$19.0	$14.8	$19.0	$14.8

Note 11. Debt

The following table summarizes the components of debt as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(in millions)
Corporate – Recourse:
Revolving credit facility	$—	$—
Senior notes due 2024, net of unamortized discount of $0.4 and $–	399.6	—
Convertible subordinated notes, net of unamortized discount of $63.3 and $74.1	386.2	375.9
Other	0.7	0.9
	786.5	376.8
Leasing – Recourse:
Capital lease obligations	39.8	42.2
Total recourse debt	826.3	419.0

Leasing – Non-recourse:
Wholly-owned subsidiaries:
2006 secured railcar equipment notes	228.1	240.7
Promissory notes	374.3	396.1
2009 secured railcar equipment notes	191.3	199.0
2010 secured railcar equipment notes	315.2	326.9
TILC warehouse facility	121.8	152.0
	1,230.7	1,314.7
Partially-owned subsidiaries:
TRL 2012 secured railcar equipment notes - RIV 2013	480.4	499.3
TRIP Master Funding secured railcar equipment notes	1,058.2	756.8
	1,538.6	1,256.1
Total non–recourse debt	2,769.3	2,570.8
Total debt	$3,595.6	$2,989.8

We have a $425.0 million unsecured revolving credit facility that matures on October 20, 2016. As of September 30, 2014, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $85.3 million, leaving $339.7 million available for borrowing. Other than these letters of credit, there were no borrowings under our revolving credit facility as of September 30, 2014, or for the nine month period then ended. Of the outstanding letters of credit as of September 30, 2014, a total of $0.1 million is expected to expire in 2014 and the remainder in 2015. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew each year. Trinity’s revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. Borrowings under the credit facility bear interest at Libor plus 1.50% or prime plus 0.50%. As of September 30, 2014, we were in compliance with all such financial covenants.

The Company's 3 7/8% Convertible Subordinated Notes are recorded net of unamortized discount to reflect their underlying economics by capturing the value of the conversion option as borrowing costs. As of September 30, 2014 and December 31, 2013, capital in excess of par value included $92.5 million and $92.8 million, respectively, related to the estimated value of the Convertible

Subordinated Notes’ conversion options, in accordance with ASC 470-20. Debt discount recorded in the consolidated balance sheet is being amortized through June 1, 2018 to yield an effective annual interest rate of 8.42% based upon the estimated market interest rate for comparable non-convertible debt as of the issuance date of the Convertible Subordinated Notes. Total interest expense recognized on the Convertible Subordinated Notes for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Coupon rate interest	$4.4	$4.4	$13.1	$13.1
Amortized debt discount	3.7	3.4	10.8	9.9
	$8.1	$7.8	$23.9	$23.0

Holders of the Convertible Subordinated Notes may convert their notes under the following circumstances: 1) if the daily closing price of our common stock is greater than or equal to 130% of the conversion price during 20 of the last 30 trading days of the preceding calendar quarter; 2) upon notice of redemption; or 3) upon the occurrence of specified corporate transactions pursuant to the terms of the applicable indenture. Upon conversion, the Company is required to pay cash up to the aggregate principal amount of the Convertible Subordinated Notes to be converted. Any conversion obligation in excess of the aggregate principal amount of the Convertible Subordinated Notes to be converted may be settled in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election. The conversion price, which is subject to adjustment upon the occurrence of certain events, was $25.27 per share as of September 30, 2014. The Convertible Subordinated Notes were subject to conversion as of October 1, 2014. Holders of the Convertible Subordinated Notes have the right to convert the notes until December 31, 2014. The Convertible Subordinated Notes may continue to be convertible after December 31, 2014, if certain conditions are satisfied during future measurement periods. See Note 17 Earnings Per Common Share for an explanation of the effects of the Convertible Subordinated Notes on earnings per share. The Company has not entered into any derivatives transactions associated with these notes.

In September 2014, the Company issued $400.0 million aggregate principal amount of 4.55% senior notes ("Senior Notes") due October 2024. Interest on the Senior Notes is payable semiannually commencing April 1, 2015. The Senior Notes rank senior to existing and future subordinated debt including the Company's Convertible Subordinated Notes and rank equal to existing and future senior indebtedness, including the Company's revolving credit facility. The Senior Notes are subordinated to all the Company's existing and future secured debt to the extent of the value of the collateral securing such indebtedness. The Senior Notes contain covenants that limit our ability and/or certain subsidiaries' ability to create or permit to exist certain liens; enter into sale and leaseback transactions; and consolidate, merge, or transfer all or substantially all of our assets. The Company’s Senior Notes are fully and unconditionally and jointly and severally guaranteed by each of Trinity’s domestic subsidiaries that is a guarantor under the Company's revolving credit facility. See Note 19 Financial Statements for Guarantors of the Senior Notes.

The $475.0 million TILC warehouse loan facility, established to finance railcars owned by TILC, had $121.8 million outstanding with $353.2 million unused, of which $312.6 million was available as of September 30, 2014 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 1.94% at September 30, 2014. In June 2013, the warehouse loan facility was renewed and extended through June 2015. Amounts outstanding at maturity, absent renewal, will be payable in three installments in December 2015, June 2016, and December 2016.

In May 2014, TRIP Master Funding issued $335.7 million in aggregate principal amount of Series 2014-1 Secured Railcar Equipment Notes pursuant to the Master Indenture between TRIP Master Funding and Wilmington Trust Company, as indenture trustee, with a final maturity date of April 2044. The TRIP Master Funding Series 2014-1 Secured Railcar Equipment Notes consist of two classes with the Class A-1 notes bearing interest at 2.86% and the Class A-2 notes bearing interest at 4.09%. The TRIP Master Funding Secured Railcar Equipment Notes are non-recourse to Trinity, TILC, TRIP Holdings, and the other equity investors in TRIP Holdings and are secured by TRIP Master Funding's portfolio of railcars and operating leases thereon, its cash reserves, and all other assets owned by TRIP Master Funding. As of September 30, 2014, there were $111.5 million and $220.7 million of Class A-1 and Class A-2 notes outstanding, respectively.

Terms and conditions of other debt, including recourse and non-recourse provisions, are described in Note 11 of the December 31, 2013 Consolidated Financial Statements filed on Form 10-K.

The remaining principal payments under existing debt agreements as of September 30, 2014 are as follows:

	Remaining three months of 2014	2015	2016	2017	2018	Thereafter
	(in millions)
Recourse:
Corporate	$—	$0.2	$0.2	$0.3	$—	$849.5
Leasing – capital lease obligations (Note 6)	0.8	3.2	3.5	3.7	28.6	—
Non-recourse – leasing (Note 6):
2006 secured railcar equipment notes	4.4	18.6	21.9	24.0	25.4	133.8
Promissory notes	5.6	22.7	346.0	—	—	—
2009 secured railcar equipment notes	2.5	9.6	6.5	6.3	6.5	159.9
2010 secured railcar equipment notes	3.6	15.3	14.9	13.7	10.0	257.7
TILC warehouse facility	1.0	4.0	3.7	—	—	—
TRL 2012 secured railcar equipment notes - RIV 2013	6.1	23.5	22.6	23.2	23.4	381.6
TRIP Master Funding secured railcar equipment notes	12.1	46.3	40.1	29.4	42.1	888.2
Facility termination payments - TILC warehouse facility	—	37.7	75.4	—	—	—
Total principal payments	$36.1	$181.1	$534.8	$100.6	$136.0	$2,670.7

Note 12. Other, Net

Other, net (income) expense consists of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Foreign currency exchange transactions	$(0.2)	$(0.1)	$(0.1)	$0.4
Gain on equity investments	(0.1)	—	(0.7)	(0.2)
Other	(0.7)	(0.4)	(2.0)	(2.5)
Other, net	$(1.0)	$(0.5)	$(2.8)	$(2.3)

Note 13. Income Taxes

The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. Federal income tax rate and the Company’s effective income tax rate on income from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	0.9	2.5	0.9	2.3
Domestic production activities deduction	(1.4)	(2.7)	(1.9)	(1.6)
Noncontrolling interest in partially-owned subsidiaries	(1.0)	(1.0)	(1.1)	(0.9)
Changes in valuation allowance and reserves	(0.2)	(3.0)	(0.1)	(1.2)
State adjustments	1.1	3.2	0.3	1.2
Other, net	(1.1)	0.2	(0.3)	0.1
Effective rate	33.3%	34.2%	32.8%	34.9%

Our effective tax rate reflects a current tax benefit available for U.S. manufacturing activities, adjustments to our state deferred tax balances as a result of acquisitions, and income attributable to the noncontrolling interests in TRIP Holdings and RIV 2013 for which no income tax expense is provided. See Note 5 Partially-Owned Leasing Subsidiaries for a further explanation of activities with respect to TRIP Holdings and RIV 2013.

Taxing authority examinations

The IRS field work for our 2006-2008 audit cycle has concluded and all issues, except for transfer pricing, have been agreed upon and tentatively settled. The transfer pricing issue has been appealed and we are working with both the U.S. and Mexican taxing authorities to coordinate taxation in a formal mutual agreement process (“MAP”). On September 30, 2013, we received the revenue agent report for the 2009-2011 audit cycle. All issues have been concluded and agreed to except for transfer pricing issues. The transfer pricing issues have been appealed and we have requested they be addressed in the same MAP as the 2006-2008 cycle. At this time, we cannot determine when the 2006-2008 cycle or the 2009-2011 cycles will close and all issues formally settled.

We have various subsidiaries in Mexico that file separate tax returns and are subject to examination by taxing authorities at different times. The 2007 tax year of one of our Mexican subsidiaries is still under review for transfer pricing purposes only, and its statute of limitations remains open through the later of the resolution of the MAP or August 2017. During the three months ended September 30, 2014, we received notification that one of our Mexican entities is now under audit for its 2011 tax year. The remaining entities are generally open for their 2008 tax years and forward.

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

During the third quarter of 2013, and after the filing of its 2012 Federal income tax return, the Company determined that it would utilize previously reserved foreign tax credits on its 2013 Federal income tax return which were due to expire in 2014-2016. Accordingly, the related $6.4 million valuation allowance recorded in the second quarter of 2009 was reversed and recorded as an income tax benefit during the third quarter of 2013.

Also, during the three months ended September 30, 2013, the Company completed a review of its state tax filing positions based upon the current operational footprint. As a result of this review, we recorded a charge of $5.1 million in order to adjust our overall net deferred tax liability based upon our current state tax filing responsibilities. We also adjusted our state tax rate for 2013 during the three and nine months ended September 30, 2013 as a result of this review.

Unrecognized tax benefits

The change in unrecognized tax benefits for the nine months ended September 30, 2014 and 2013 was as follows:

	Nine Months Ended September 30,
	2014	2013
	(in millions)
Beginning balance	$55.0	$48.7
Additions for tax positions related to the current year	3.7	3.4
Additions for tax positions of prior years	0.3	1.9
Reductions for tax positions of prior years	(0.1)	—
Settlements	—	(0.1)
Expiration of statute of limitations	—	(0.1)
Ending balance	$58.9	$53.8

Additions for tax positions related to the current year in the amounts of $3.7 million and $3.4 million recorded in the nine months ended September 30, 2014 and 2013, respectively, were amounts provided for tax positions that will be taken for Federal and state income tax purposes when we file those tax returns.

Additions for tax positions of prior years recorded for the nine months ended September 30, 2014 related to foreign tax positions. Additions for tax positions related to prior years in the amount of $1.9 million recorded in the nine months ended September 30, 2013, were for Federal tax positions taken on the prior year tax returns.

The total amount of unrecognized tax benefits including interest and penalties at September 30, 2014 and 2013, that would affect the Company’s overall effective tax rate if recognized was $14.2 million and $13.9 million, respectively.

Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of September 30, 2014 and December 31, 2013 was $11.4 million and $10.8 million, respectively. Income tax expense for the three and nine months ended September 30, 2014, included an increase in income tax expense of $0.2 million and $0.6 million in interest expense and penalties, respectively, related to uncertain tax positions. Income tax expense for the three and nine months ended September 30, 2013, included an increase in income tax expense of $0.2 million and $0.7 million in interest expense and penalties, respectively, related to uncertain tax positions.

Note 14. Employee Retirement Plans

The following table summarizes the components of net retirement cost for the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Expense Components
Service cost	$0.2	$0.3	$0.4	$0.8
Interest	5.1	4.6	15.1	13.9
Expected return on plan assets	(7.8)	(6.6)	(23.2)	(19.9)
Amortization of actuarial loss	1.0	1.2	1.6	3.7
Defined benefit expense	(1.5)	(0.5)	(6.1)	(1.5)
Profit sharing	3.9	3.1	12.8	9.5
Multiemployer plan	0.3	—	0.3	—
Net expense	$2.7	$2.6	$7.0	$8.0

Trinity contributed $4.1 million and $11.7 million to the Company's defined benefit pension plans for the three and nine months ended September 30, 2014, respectively. Trinity contributed $6.7 million and $14.8 million to the Company's defined benefit pension plans for the three and nine months ended September 30, 2013, respectively. Total contributions to the Company's defined benefit pension plans in 2014 are expected to be approximately $15.0 million. With the acquisition of Meyer, the Company participates in a multiemployer defined benefit plan under the terms of a collective-bargaining agreement that covers certain union-represented employees. The Company's contributions to this plan for 2014 are expected to total approximately $0.8 million.
Note 15. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the nine months ended September 30, 2014 are as follows, net of tax:

	Currency translation adjustments	Unrealized loss on derivative financial instruments	Net actuarial gains/(losses) of defined benefit plans	Accumulated Other Comprehensive Loss
	(in millions)
Balances at December 31, 2013	$(16.5)	$(18.7)	$(43.0)	$(78.2)
Other comprehensive loss, net of tax, before reclassifications	(0.6)	(0.9)	—	(1.5)
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $-, $6.6, $0.5 and $7.1	—	11.9	1.1	13.0
Less: noncontrolling interest	—	(2.4)	—	(2.4)
Other comprehensive income (loss)	(0.6)	8.6	1.1	9.1
Transfer of interests in partially-owned leasing subsidiaries	—	0.3	—	0.3
Balances at September 30, 2014	$(17.1)	$(9.8)	$(41.9)	$(68.8)
See Note 7 Derivative Instruments for information on the reclassification of amounts in accumulated other comprehensive loss into earnings. Reclassifications of unrealized before-tax losses on derivative financial instruments are included in interest expense in the Consolidated Statement of Operations. Approximately $1.3 million of the before-tax reclassification of net actuarial gains/(losses) of defined benefit plans are included in cost of revenues with the remainder included in selling, engineering, and administrative expenses in the Consolidated Statement of Operations for the nine months ended September 30, 2014.

Note 16. Stock-Based Compensation

Stock-based compensation totaled approximately $14.6 million and $38.1 million for the three and nine months ended September 30, 2014, respectively. Stock-based compensation totaled approximately $12.2 million and $31.1 million for the three and nine months ended September 30, 2013, respectively.

Note 17. Earnings Per Common Share

Basic net income attributable to Trinity Industries, Inc. per common share is computed by dividing net income attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of basic unrestricted common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted net income attributable to Trinity per common share includes 1) the net impact of unvested restricted shares and shares that could be issued under outstanding stock options and 2) the incremental shares calculated by dividing the value of the conversion obligation in excess of the Convertible Subordinated Notes' aggregate principal amount by the average price of the Company's common stock during the period. The effect of the Convertible Subordinated Notes was antidilutive for the three and nine months ended September 30, 2013. Total weighted average restricted shares and antidilutive stock options were 6.9 million shares and 7.6 million shares for the three and nine months ended September 30, 2014, respectively. Total weighted average restricted shares and antidilutive stock options were 7.4 million shares and 6.9 million shares for the three and nine months ended September 30, 2013, respectively.

The computation of basic and diluted net income attributable to Trinity Industries, Inc. follows.

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
	(in millions, except per share amounts)
Net income from continuing operations	$156.3			$105.8
Less: net income from continuing operations attributable to noncontrolling interest	7.5			6.5
Net income from continuing operations attributable to Trinity Industries, Inc.	148.8			99.3
Unvested restricted share participation	(4.7)			(3.3)
Net income from continuing operations attributable to Trinity Industries, Inc. – basic	144.1	151.5	$0.95	96.0	152.2	$0.63
Effect of dilutive securities:
Stock options	—	0.1		—	0.1
Convertible subordinated notes	0.2	8.0		—	—
Net income from continuing operations attributable to Trinity Industries, Inc. – diluted	$144.3	159.6	$0.90	$96.0	152.3	$0.63

Net income from discontinued operations, net of taxes	$0.6			$0.3
Unvested restricted share participation	—			—
Net income from discontinued operations, net of taxes – basic	0.6	151.5	$—	0.3	152.2	$—
Effect of dilutive securities:
Stock options	—	0.1		—	0.1
Convertible subordinated notes	—	8.0		—	—
Net income from discontinued operations, net of taxes – diluted	$0.6	159.6	$—	$0.3	152.3	$—

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
	(in millions, except per share amounts)
Net income from continuing operations	$562.9			$267.2
Less: net income from continuing operations attributable to noncontrolling interest	23.0			10.4
Net income from continuing operations attributable to Trinity Industries, Inc.	539.9			256.8
Unvested restricted share participation	(17.8)			(8.2)
Net income from continuing operations attributable to Trinity Industries, Inc. – basic	522.1	150.9	$3.46	248.6	153.4	$1.62
Effect of dilutive securities:
Stock options	—	0.1		—	0.2
Convertible subordinated notes	0.6	6.0		—	—
Net income from continuing operations attributable to Trinity Industries, Inc. – diluted	$522.7	157.0	$3.33	$248.6	153.6	$1.62

Net income from discontinued operations, net of taxes	$0.1			$5.9
Unvested restricted share participation	—			(0.2)
Net income from discontinued operations, net of taxes – basic	0.1	150.9	$—	5.7	153.4	$0.04
Effect of dilutive securities:
Stock options	—	0.1		—	0.2
Convertible subordinated notes	—	6.0		—	—
Net income from discontinued operations, net of taxes – diluted	$0.1	157.0	$—	$5.7	153.6	$0.04

Note 18. Contingencies

Highway Products Litigation

We previously reported that on January 28, 2013, the United States filed a “Notice of Election to Decline Intervention” in a False Claims Act (“Act”) complaint filed under seal on March 6, 2012 in the United States District Court for the Eastern District of Texas, Marshall Division (“District Court”) styled Joshua Harman, on behalf of the United States of America, Plaintiff/Relator v. Trinity Industries, Inc., Defendant, Case 2:12-cv-00089-JRG. Mr. Harman alleged the Company knowingly presented or caused to be presented a false or fraudulent claim, record or statement to purchasers of the Company's ET-Plus® System, a highway guardrail end-terminal (“ET-Plus”), in order for such purchasers to obtain federal-aid reimbursement for payments made on such purchases. On October 20, 2014 a trial of this case concluded with a jury verdict stating that the Company and its subsidiary, Trinity Highway Products, LLC, “knowingly made, used or caused to be made or used, a false record or statement material to a false or fraudulent claim," awarding $175 million in damages based on such finding. The jury's damages award, to the extent it survives the Company's challenge in post-trial motions or on appeal, is automatically trebled under the Act to $525 million. Additionally, the District Court is required to impose civil penalties for each violation of the Act (which penalties are not automatically trebled). The District Court has the discretion to establish the civil penalty amount between $5,500 and $11,000 per violation. In this regard, the Relator contended during trial that certain invoices submitted to purchasers of the ET-Plus certified that the product was accepted by the Federal Highway Administration ("FHWA") and was therefore eligible for federal-aid reimbursement. Based on Relator’s damages model in this respect, the range of possible civil penalties is $5,500 (if the District Court determines there has been a single violation) to $184 million (if the District Court determines that each invoice for the product was a violation).

The District Court has not yet entered a final judgment or determined a civil penalty amount. While the Company believes the District Court does not have the evidence required under the law to quantify civil penalties, the range of loss in this case, based on the jury’s verdict and Mr. Harman's damage model for civil penalties, is $525 million to $709 million, exclusive of attorney's fees, costs, and interest.

The Company maintains that Mr. Harman’s allegations are without merit. Accordingly, the Company intends to challenge the damages award on the ground of insufficient evidence and to vigorously defend its positions in post-trial motions and on appeal to the United States Court of Appeals for the Fifth Circuit (“Fifth Circuit”). Such post-trial motions and appellate review will result in certain legal expenses, including costs associated with posting a supersedeas bond upon the District Court’s entry of a final judgment. The face amount of such bond could equal the amount of the final judgment entered plus twenty (20) percent. The Company has confidence that such bond will be issued if, when, and to the extent required.

Texas A&M Transportation Institute (“TTI”), a member of the Texas A&M University System, developed and designed the ET-Plus. The Texas A&M University System is the owner of ET-Plus patents issued by the U.S. Patent Office. Trinity Highway Products, LLC manufactures and markets the ET-Plus pursuant to an exclusive license granted by the Texas A&M University System of their intellectual property. According to the license agreement, the Texas A&M University System is responsible for the research, design, and development of the ET-Plus technology, and we rely on their engineering and design expertise. TTI conducts crash testing of the ET-Plus to demonstrate compliance with the required standards set out in National Cooperative Highway Research Program Report 350 (“Report 350”). In addition, TTI prepares the test reports on performance of the ET-Plus for review by the FHWA in their consideration for accepting the product for use on the national highway system and determining the product’s eligibility for federal-aid reimbursement. It is our belief that since its introduction in 2000, including all subsequent improvement modifications recommended by TTI, the ET-Plus system has been in compliance with Report 350 and has been accepted by the FHWA for federal-aid reimbursement eligibility. In a Memorandum dated June 17, 2014, the FHWA confirmed to its Division Administrators, Directors of Field Services, Federal Lands Division Engineers, that "The Trinity ET-Plus with 4-inch guide channels became eligible for Federal reimbursement under FHWA letter CC-94 on September 2, 2005. In addition, the device is eligible for reimbursement under FHWA letters CC-94A and CC-120.” In this memorandum, the FHWA further confirmed the reimbursement eligibility of the device at guardrail heights from 27 3/4 inches to 31 inches, stating that an “unbroken chain of eligibility for Federal-aid reimbursement has existed since September 2, 2005 and the ET-Plus continues to be eligible today."

A trial in this matter commenced in July 2014, but ended in a mistrial declared by the District Court on its own volition. Preceding the second trial in this matter, the Company filed a Petition for Writ of Mandamus with the Fifth Circuit based, in part, on the District Court’s failure to apply Fifth Circuit case law precedent as well as other precedential case law. In its per curiam order denying the Company’s Petition for Writ of Mandamus, the Fifth Circuit expressed concern regarding the District Court’s failure to issue a reasoned ruling rejecting the Company’s prior motions for judgment as a matter of law. The Fifth Circuit also stated that the FHWA authoritative memorandum dated June 17, 2014, on its face, appears to compel the conclusion that the FHWA, after due consideration of all the facts, found the ET-Plus sufficiently compliant with federal safety standards and therefore fully eligible, in the past, present and future, for federal reimbursement claims. Additionally, the Fifth Circuit noted that a strong argument could be made that the Company’s actions were neither material nor were any false claims based on false certifications presented to the government. Based on the Fifth Circuit’s remarks, the Company re-urged its motions with the District Court for judgment as a matter of law, which the District Court denied during trial.

On October 21, 2014, the FHWA advised the Company that in light of the jury’s finding the Company must perform additional crash testing of the ET-Plus to support the FHWA’s ongoing evaluation of ET-Plus performance. On October 24, 2014, the Company issued a press release stating that it will stop shipments of the ET-Plus until additional crash testing of the ET-Plus can be completed. Prior to the Company’s press release, certain states had either removed the ET-Plus from their respective qualified products list or suspended further purchases of the ET-Plus pending the outcome of the FHWA-requested crash tests. The state of Virginia is also evaluating a potential recall of all ET-Plus products installed on Virginia roadways. Other states could take similar or different actions. While the financial impacts of such actions are currently unknown, they could be material. The Company is working with the FHWA to develop a plan for performing the requested crash testing and analysis.

Revenues from sales of the ET-Plus in the United States totaled approximately $33 million for the nine months ended September 30, 2014, or less than 1% of the Company’s total consolidated revenues. This revenue figure is approximately the same for the nine months ended September 30, 2013.

Pending entry of a final judgment and completion of the Company’s post-trial and appellate activities in this matter, we currently do not believe that a loss is probable, therefore no accrual has been included in the accompanying consolidated financial statements.

At September 30, 2014, the Company had cash and cash equivalents of $663.7 million. When combined with capacity under committed credit facilities, the Company had approximately $1.3 billion of available liquidity at the end of the third quarter.

The Company is currently defending a number of product liability lawsuits in several different states that are alleged to involve the ET-Plus. These cases are diverse in light of the randomness of collisions in general and the fact that each accident involving roadside devices such as an ET-Plus, or any other fixed object along the highway has its own unique facts and circumstances. Report 350 recognizes that performance of even the most carefully researched roadside device is subject to physical laws and the crash worthiness of vehicles.  While the Company is vigorously defending these lawsuits, the recent verdict in the Harman matter may affect the ultimate outcome in one or more of these cases. Moreover, the Company expects the recent verdict, coupled with the media attention the verdict has generated, will prompt the plaintiff’s bar to seek out vehicle accident victims involved in collisions with an ET-Plus as potential clients, which may result in additional product liability lawsuits being filed against the Company. The Company carries general liability insurance to mitigate the impact of adverse verdict exposures in these cases.
The Company has received information that several law firms are investigating whether certain officers and directors of the Company breached their fiduciary duties relating to modifications made to the ET-Plus and/or violated federal securities laws. We believe these investigations will be concluded without substantive results. However, the Company may incur legal expenses and related costs in responding to these investigations.

Train Derailment

As previously reported, the Company has been named as a respondent in litigation filed July 15, 2013 in Superior Court, Province of Quebec, District of Saint-Francois, styled Yannick Gagne and Guy Ouellet vs. Rail World, Inc., et al related to the July 2013 crude oil unit train derailment in Lac-Mégantic, Quebec. A partially-owned subsidiary of the Company owned and leased to a third party 13 of the railcars involved in the incident, which lessee is also named as a defendant in the Province of Quebec litigation. As of June 18, 2014, the petitioners in the Quebec litigation have voluntarily desisted with their claims against the Company resulting in the dismissal of the Company without prejudice; however the partially-owned subsidiary remains as a respondent in the litigation. The litigation filed in Quebec is seeking “class” status which, if certified, could lead to multiple individuals and business entities becoming class members.

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

Other Matters

The Company is involved in claims and lawsuits incidental to our business arising from various matters including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters, taking into consideration our rights in indemnity and recourse to third parties is $7.3 million to $32.4 million. This range excludes any amount related to the Harman matter, as described above. At September 30, 2014, total accruals of $19.1 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying consolidated balance sheet. The Company believes any additional liability would not be material to its financial position or results of operations.

Trinity is subject to remedial orders and Federal, state, local, and foreign laws and regulations relating to the environment and the workplace. The Company has reserved $10.3 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. We believe that we are currently in substantial compliance with environmental and workplace laws and regulations.

Note 19. Financial Statements for Guarantors of the Senior Notes

The Company’s Senior Notes are fully and unconditionally and jointly and severally guaranteed by certain of Trinity’s 100%-owned subsidiaries: Trinity Construction Materials Inc., Trinity Highway Products, LLC, Trinity Industries Leasing Company, Trinity Marine Products, Inc., Trinity North American Freight Car, Inc., Trinity Parts & Components, LLC, Trinity Rail Group, LLC, Trinity Structural Towers, Inc., and Trinity Tank Car, Inc. (“Combined Guarantor Subsidiaries”). See Note 11 Debt. The Senior Notes indenture agreement includes customary provisions for the release of the guarantees by the Combined Guarantor Subsidiaries upon the occurrence of certain allowed events including the release of one or more of the Combined Guarantor Subsidiaries as guarantor under the Company's revolving credit facility. The Senior Notes are not guaranteed by any remaining 100%-owned subsidiaries of the Company or partially-owned subsidiaries (“Combined Non-Guarantor Subsidiaries”).

As of September 30, 2014, assets held by the Combined Non-Guarantor Subsidiaries included $201.5 million of restricted cash that was not available for distribution to Trinity Industries, Inc. (“Parent”), $3,975.5 million of equipment securing certain non-recourse debt, $88.6 million of equipment securing certain lease obligations held by the Combined Non-Guarantor Subsidiaries, and $373.5 million of assets located in foreign locations. As of December 31, 2013, assets held by the Combined Non-Guarantor Subsidiaries included $208.3 million of restricted cash that was not available for distribution to the Parent, $3,733.9 million of equipment securing certain non-recourse debt, $90.2 million of equipment securing certain lease obligations held by the Combined Non-Guarantor Subsidiaries, and $306.9 million of assets located in foreign locations.

Statement of Operations and Comprehensive Income
Three Months Ended September 30, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,170.8	$604.1	$(212.1)	$1,562.8
Cost of revenues	—	922.9	461.6	(212.3)	1,172.2
Selling, engineering, and administrative expenses	37.4	39.7	35.9	—	113.0
Gains on disposition of property, plant, and equipment	0.1	1.1	2.4	—	3.6
	37.3	961.5	495.1	(212.3)	1,281.6
Operating profit (loss)	(37.3)	209.3	109.0	0.2	281.2
Other (income) expense	5.4	3.4	38.0	—	46.8
Equity in earnings of subsidiaries, net of taxes	212.6	39.5	—	(252.1)	—
Income (loss) from continuing operations before income taxes	169.9	245.4	71.0	(251.9)	234.4
Provision (benefit) for income taxes	13.0	46.8	18.3	—	78.1
Income (loss) from continuing operations	156.9	198.6	52.7	(251.9)	156.3
Income (loss) from discontinued operations, net of provision (benefit) for income taxes	—	0.9	(0.3)	—	0.6
Net income (loss)	156.9	199.5	52.4	(251.9)	156.9
Net income (loss) attributable to noncontrolling interest	7.5	7.5	—	(7.5)	7.5
Net income (loss) attributable to controlling interest	$149.4	$192.0	$52.4	$(244.4)	$149.4

Net income (loss)	$156.9	$199.5	$52.4	$(251.9)	$156.9
Other comprehensive income (loss)	1.2	—	3.2	—	4.4
Comprehensive income	$158.1	$199.5	$55.6	$(251.9)	$161.3

Statement of Operations and Comprehensive Income
Nine Months Ended September 30, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$3,451.0	$1,650.9	$(593.3)	$4,508.6
Cost of revenues	—	2,671.7	1,265.4	(592.6)	3,344.5
Selling, engineering, and administrative expenses	87.5	109.7	95.8	—	293.0
Gains on disposition of property, plant, and equipment	(0.1)	48.3	55.2	—	103.4
	87.6	2,733.1	1,306.0	(592.6)	3,534.1
Operating profit (loss)	(87.6)	717.9	344.9	(0.7)	974.5
Other (income) expense	13.7	12.4	111.0	—	137.1
Equity in earnings of subsidiaries, net of taxes	622.4	165.9	—	(788.3)	—
Income (loss) from continuing operations before income taxes	521.1	871.4	233.9	(789.0)	837.4
Provision (benefit) for income taxes	(41.9)	277.8	38.9	(0.3)	274.5
Income (loss) from continuing operations	563.0	593.6	195.0	(788.7)	562.9
Income (loss) from discontinued operations, net of provision (benefit) for income taxes	—	0.2	(0.1)	—	0.1
Net income (loss)	563.0	593.8	194.9	(788.7)	563.0
Net income (loss) attributable to noncontrolling interest	23.0	23.0	—	(23.0)	23.0
Net income (loss) attributable to controlling interest	$540.0	$570.8	$194.9	$(765.7)	$540.0

Net income (loss)	$563.0	$593.8	$194.9	$(788.7)	$563.0
Other comprehensive income (loss)	2.4	—	9.1	—	11.5
Comprehensive income	$565.4	$593.8	$204.0	$(788.7)	$574.5

Statement of Operations and Comprehensive Income
Three Months Ended September 30, 2013
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$811.5	$454.2	$(155.4)	$1,110.3
Cost of revenues	—	653.2	343.2	(160.1)	836.3
Selling, engineering, and administrative expenses	17.2	31.3	22.1	—	70.6
Gains on disposition of property, plant, and equipment	0.4	0.5	1.3	—	2.2
	16.8	684.0	364.0	(160.1)	904.7
Operating profit (loss)	(16.8)	127.5	90.2	4.7	205.6
Other (income) expense	2.7	5.8	36.2	—	44.7
Equity in earnings of subsidiaries, net of taxes	126.6	50.9	—	(177.5)	—
Income (loss) from continuing operations before income taxes	107.1	172.6	54.0	(172.8)	160.9
Provision (benefit) for income taxes	1.0	19.1	33.3	1.7	55.1
Income (loss) from continuing operations	106.1	153.5	20.7	(174.5)	105.8
Income (loss) from discontinued operations, net of provision (benefit) for income taxes	—	0.1	0.2	—	0.3
Net income (loss)	106.1	153.6	20.9	(174.5)	106.1
Net income (loss) attributable to noncontrolling interest	6.5	6.5	—	(6.5)	6.5
Net income (loss) attributable to controlling interest	$99.6	$147.1	$20.9	$(168.0)	$99.6

Net income (loss)	$106.1	$153.6	$20.9	$(174.5)	$106.1
Other comprehensive income (loss)	3.6	—	1.2	—	4.8
Comprehensive income	$109.7	$153.6	$22.1	$(174.5)	$110.9

Statement of Operations and Comprehensive Income
Nine Months Ended September 30, 2013
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$2,278.1	$1,280.5	$(449.3)	$3,109.3
Cost of revenues	—	1,835.5	976.3	(452.2)	2,359.6
Selling, engineering, and administrative expenses	49.9	97.3	64.6	(0.7)	211.1
Gains on disposition of property, plant, and equipment	0.2	7.5	2.2	—	9.9
	49.7	1,925.3	1,038.7	(452.9)	2,560.8
Operating profit (loss)	(49.7)	352.8	241.8	3.6	548.5
Other (income) expense	2.5	19.0	116.3	—	137.8
Equity in earnings of subsidiaries, net of taxes	295.8	103.4	—	(399.2)	—
Income (loss) from continuing operations before income taxes	243.6	437.2	125.5	(395.6)	410.7
Provision (benefit) for income taxes	(29.5)	128.9	42.8	1.3	143.5
Income (loss) from continuing operations	273.1	308.3	82.7	(396.9)	267.2
Income (loss) from discontinued operations, net of provision (benefit) for income taxes	—	11.8	(5.9)	—	5.9
Net income (loss)	273.1	320.1	76.8	(396.9)	273.1
Net income (loss) attributable to noncontrolling interest	10.4	10.4	—	(10.4)	10.4
Net income (loss) attributable to controlling interest	$262.7	$309.7	$76.8	$(386.5)	$262.7

Net income (loss)	$273.1	$320.1	$76.8	$(396.9)	$273.1
Other comprehensive income (loss)	3.6	—	12.8	—	16.4
Comprehensive income	$276.7	$320.1	$89.6	$(396.9)	$289.5

Balance Sheet
September 30, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$639.4	$1.9	$58.8	$(36.4)	$663.7
Short-term marketable securities	—	—	—	—	—
Receivables, net of allowance	—	335.3	225.6	(0.2)	560.7
Inventory	—	871.6	259.4	(20.8)	1,110.2
Property, plant, and equipment, net	30.3	709.4	4,675.3	(559.7)	4,855.3
Investments in and advances to subsidiaries	4,236.3	3,611.9	—	(7,848.2)	—
Restricted cash	—	—	201.5	36.4	237.9
Goodwill and other assets	155.1	137.2	824.8	—	1,117.1
	$5,061.1	$5,667.3	$6,245.4	$(8,428.9)	$8,544.9
Liabilities:
Accounts payable	$13.0	$189.4	$121.5	$(0.2)	$323.7
Accrued liabilities	215.0	187.7	167.4	—	570.1
Debt	785.8	39.8	2,770.0	—	3,595.6
Deferred income	—	35.4	2.0	—	37.4
Deferred income taxes	12.7	591.3	2.1	—	606.1
Advances from subsidiaries	637.8	—	685.6	(1,323.4)	—
Other liabilities	93.9	12.5	2.7	—	109.1
Total stockholders' equity	3,302.9	4,611.2	2,494.1	(7,105.3)	3,302.9
	$5,061.1	$5,667.3	$6,245.4	$(8,428.9)	$8,544.9

Balance Sheet
December 31, 2013
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$409.8	$2.1	$44.0	$(27.4)	$428.5
Short-term marketable securities	149.7	—	—	—	149.7
Receivables, net of allowance	7.1	223.4	142.2	—	372.7
Inventory	—	642.1	180.7	(8.1)	814.7
Property, plant, and equipment, net	44.5	947.2	4,264.7	(485.8)	4,770.6
Investments in and advances to subsidiaries	3,431.7	2,806.5	79.8	(6,318.0)	—
Restricted cash	—	25.0	208.3	27.4	260.7
Goodwill and other assets	133.1	144.3	247.8	(8.7)	516.5
	$4,175.9	$4,790.6	$5,167.5	$(6,820.6)	$7,313.4
Liabilities:
Accounts payable	$11.0	$115.6	$89.7	$—	$216.3
Accrued liabilities	213.0	202.7	151.7	—	567.4
Debt	375.9	42.2	2,571.7	—	2,989.8
Deferred income	—	38.7	2.1	—	40.8
Deferred income taxes	—	655.9	3.5	(8.7)	650.7
Advances from subsidiaries	744.5	—	19.2	(763.7)	—
Other liabilities	82.4	13.9	3.0	—	99.3
Total stockholders' equity	2,749.1	3,721.6	2,326.6	(6,048.2)	2,749.1
	$4,175.9	$4,790.6	$5,167.5	$(6,820.6)	$7,313.4

Statement of Cash Flows
Nine Months Ended September 30, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$563.0	$593.8	$194.9	$(788.7)	$563.0
Equity in earnings of subsidiaries, net of taxes	(622.4)	(165.9)	—	788.3	—
Other	(159.3)	(752.1)	679.8	0.4	(231.2)
Net cash provided (required) by operating activities - continuing operations	(218.7)	(324.2)	874.7	—	331.8
Net cash provided by operating activities - discontinued operations	—	0.8	—	—	0.8
Net cash provided (required) by operating activities	(218.7)	(323.4)	874.7	—	332.6
Investing activities:
(Increase) decrease in short-term marketable securities	149.7	—	—	—	149.7
Proceeds from railcar lease fleet sales	—	549.1	132.1	(423.8)	257.4
Proceeds from disposition of property, plant, equipment, and other assets	0.4	—	21.5	—	21.9
Capital expenditures – leasing	—	(164.4)	(429.8)	423.8	(170.4)
Capital expenditures – manufacturing and other	(7.8)	(48.7)	(113.5)	—	(170.0)
Acquisitions, net of cash acquired	—	—	(711.8)	—	(711.8)
(Increase) decrease in investment in partially-owned subsidiaries	—	(10.2)	—	10.2	—
Other	—	1.5	0.5	—	2.0
Net cash provided (required) by investing activities - continuing operations	142.3	327.3	(1,101.0)	10.2	(621.2)
Net cash provided (required) by investing activities - discontinued operations	—	—	—	—	—
Net cash provided (required) by investing activities	142.3	327.3	(1,101.0)	10.2	(621.2)
Financing activities:
Proceeds from issuance of common stock, net	0.6	—	—	—	0.6
Excess tax benefits from stock-based compensation	24.2	—	—	—	24.2
Payments to retire debt	(0.5)	(2.3)	(137.4)	—	(140.2)
Proceeds from issuance of debt	395.4	—	332.0	—	727.4
(Increase) decrease in restricted cash	—	—	6.8	(9.0)	(2.2)
Shares repurchased	(36.5)	—	—	—	(36.5)
Dividends paid to common shareholders	(38.7)	—	—	—	(38.7)
Purchase of shares to satisfy employee tax on vested stock	(38.5)	—	—	—	(38.5)
Contributions from noncontrolling interest	—	—	49.6	—	49.6
Distributions to noncontrolling interest	—	—	(19.3)	—	(19.3)
Contributions from controlling interest in partially-owned subsidiaries	—	—	10.2	(10.2)	—
Other	—	(0.5)	(0.8)	—	(1.3)
Net cash provided (required) by financing activities - continuing operations	306.0	(2.8)	241.1	(19.2)	525.1
Net cash required by financing activities - discontinued operations	—	(1.3)	—	—	(1.3)
Net cash provided (required) by financing activities	306.0	(4.1)	241.1	(19.2)	523.8
Net increase (decrease) in cash and cash equivalents	229.6	(0.2)	14.8	(9.0)	235.2
Cash and cash equivalents at beginning of period	409.8	2.1	44.0	(27.4)	428.5
Cash and cash equivalents at end of period	$639.4	$1.9	$58.8	$(36.4)	$663.7

Statement of Cash Flows
Nine Months Ended September 30, 2013
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$273.1	$320.1	$76.8	$(396.9)	$273.1
Equity in earnings of subsidiaries, net of taxes	(295.8)	(103.4)	—	399.2	—
Other	(41.2)	45.2	93.7	(2.3)	95.4
Net cash provided (required) by operating activities - continuing operations	(63.9)	261.9	170.5	—	368.5
Net cash provided (required) by operating activities - discontinued operations	—	12.5	(6.3)	—	6.2
Net cash provided (required) by operating activities	(63.9)	274.4	164.2	—	374.7
Investing activities:
(Increase) decrease in short-term marketable securities	(96.0)	—	—	—	(96.0)
Net change in TRIP Holdings Senior Secured Notes	108.8	—	—	(108.8)	—
Proceeds from railcar lease fleet sales	—	258.5	34.3	(233.5)	59.3
Proceeds from disposition of property, plant, equipment, and other assets	—	0.1	1.0	—	1.1
Capital expenditures – leasing	—	(434.2)	(254.8)	233.5	(455.5)
Capital expenditures – manufacturing and other	(9.8)	(36.5)	(44.9)	—	(91.2)
Acquisitions, net of cash acquired	—	35.6	(72.8)	—	(37.2)
(Increase) decrease in investment in partially-owned subsidiaries	—	42.9	—	(42.9)	—
Other	—	(7.7)	(1.7)	—	(9.4)
Net cash provided (required) by investing activities - continuing operations	3.0	(141.3)	(338.9)	(151.7)	(628.9)
Net cash provided by investing activities - discontinued operations	—	0.4	—	—	0.4
Net cash provided (required) by investing activities	3.0	(140.9)	(338.9)	(151.7)	(628.5)
Financing activities:
Proceeds from issuance of common stock, net	2.1	—	—	—	2.1
Excess tax benefits from stock-based compensation	8.1	—	—	—	8.1
Payments to retire debt	—	(51.6)	(284.7)	108.8	(227.5)
Proceeds from issuance of debt	—	—	175.4	—	175.4
(Increase) decrease in restricted cash	—	—	(8.6)	(17.5)	(26.1)
Shares repurchased	(71.1)	—	—	—	(71.1)
Dividends paid to common shareholders	(27.5)	—	—	—	(27.5)
Purchase of shares to satisfy employee tax on vested stock	(9.1)	—	—	—	(9.1)
Proceeds from sale of interests in partially-owned leasing subsidiaries	—	—	296.7	—	296.7
Repurchase of noncontrolling interests in partially-owned leasing subsidiary	—	(84.0)	—	—	(84.0)
Contributions from noncontrolling interest	—	—	50.0		50.0
Distributions to noncontrolling interest	—	—	(3.3)		(3.3)
Distributions to controlling interest in partially-owned subsidiaries	—	—	(42.9)	42.9	—
Other	—	(0.1)	0.8	—	0.7
Net cash provided (required) by financing activities - continuing operations	(97.5)	(135.7)	183.4	134.2	84.4
Net cash required by financing activities - discontinued operations	—	(1.0)	—	—	(1.0)
Net cash provided (required) by financing activities - continuing operations	(97.5)	(136.7)	183.4	134.2	83.4
Net increase (decrease) in cash and cash equivalents	(158.4)	(3.2)	8.7	(17.5)	(170.4)
Cash and cash equivalents at beginning of period	506.2	4.4	74.8	(12.4)	573.0
Cash and cash equivalents at end of period	$347.8	$1.2	$83.5	$(29.9)	$402.6

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

Executive Summary

The Company’s revenues for the three and nine months ended September 30, 2014 were $1,562.8 million and $4,508.6 million, respectively, representing an increase of $452.5 million and $1,399.3 million, respectively, or 41% and 45%, respectively, over the same periods in 2013. Operating profit for the three and nine months ended September 30, 2014 increased by 37% and 78%, respectively, to $281.2 million and $974.5 million, respectively, compared to $205.6 million and $548.5 million, respectively, for the same periods in 2013. The increase in revenues for the nine months ended September 30, 2014, when compared to the prior year period, resulted from higher shipment volumes and higher pricing due to increased overall demand and a more favorable product mix in our Rail Group. Additionally, our Leasing Group experienced significantly higher revenues from external railcar sales along with higher leasing and management revenues related to higher utilization and rental rates. Revenues in our Energy Equipment Group increased primarily due to higher volumes and acquisitions. Revenues in our Construction Products Group were higher in our Aggregates business due to acquisitions and higher volumes. Increased deliveries and a more favorable product mix led to higher revenues for our Inland Barge Group. Overall operating profit and margin grew for the nine months ended September 30, 2014, when compared with the prior year, primarily due to higher shipment levels and the effects of a more favorable product mix in our Rail Group, higher railcar sales from our Leasing Group, and increased volumes in our Construction Products, Inland Barge, and Energy Equipment Groups. Selling, engineering, and administrative expenses increased for the nine months ended September 30, 2014, primarily due to higher performance-related compensation costs and increased staffing in addition to increased legal expenses. The Company's headcount, including both production and non-production personnel, has increased approximately 18% since the end of 2013 primarily due to production expansion and acquisitions. Net income from continuing operations for the three and nine months ended September 30, 2014 was $156.3 million and $562.9 million, respectively, and increased $50.5 million and $295.7 million, respectively, or 48% and 111%, respectively, over the same periods in 2013.

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

Demand conditions and corresponding order levels for new railcars and barges serving the oil, gas, and chemicals industries continue to be favorable. Demand conditions and corresponding order levels in other markets, including automotive and agricultural products, have recently begun to strengthen for both freight railcars and hopper barges while demand for new products supporting the coal market remains weak. The slowdown in the commercial construction markets, budgetary constraints at the Federal and state levels, and unfavorable weather conditions have negatively impacted the results of our Highway Products business.

We continually assess our manufacturing capacity and take steps to align our production capacity with demand for our products. Due to improvements in demand for certain products, we have continued to increase production staff at certain facilities. We expect that facilities on non-operating status will be available for future operations should demand increase further.

As of September 30, 2014 and 2013 our backlog of firm and noncancellable orders was as follows:

	September 30, 2014	September 30, 2013
	(in millions)
Rail Group
External Customers	$4,368.5	$4,241.8
Leasing Group	1,741.0	848.1
	$6,109.5	$5,089.9
Inland Barge Group	$475.4	$476.0
Structural wind towers	$528.6	$609.9

For the nine months ended September 30, 2014, our rail manufacturing businesses received orders for 33,625 railcars. The increase in backlog as of September 30, 2014 reflects the value of orders taken during the period. The orders in our backlog from the Leasing Group are supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery. Deliveries for multi-year barge agreements are included in the backlog when specific production quantities for future years have been determined.

During the nine months ended September 30, 2014, the Company received proceeds of $767.9 million from the sale of leased railcars to Element Financial Corporation ("Element") under the strategic alliance with Element announced in December 2013, including $153.4 million recorded as revenue by the Rail Group. From the total proceeds received from Element, the Leasing Group recorded $378.8 million in revenue from the sale of railcars owned one year or less at the time of sale. The remainder of the proceeds of $235.7 million is attributable to the sale of railcars owned more than one year at the time of sale and is, consequently, excluded from revenue. Since the inception of our alliance, the Company has received proceeds of $872.9 million from the sale of leased railcars to Element.

In March 2014, the Company’s Board of Directors authorized a new $250 million share repurchase program that expires on December 31, 2015 and replaced the Company's previously authorized $200 million share repurchase program. Under the new program, 407,100 shares and 747,246 shares, respectively, were repurchased during the three and nine months ended September 30, 2014, at a cost of approximately $19.0 million and $31.5 million, respectively.

In May 2014, the Company's partially-owned leasing subsidiary, TRIP Rail Holdings LLC ("TRIP Holdings"), acquired $388 million in railcar equipment from Trinity Industries Leasing Company ("TILC"). In connection with this portfolio purchase, TRIP Master Funding issued $335.7 million in aggregate principal amount of Series 2014-1 Secured Railcar Equipment Notes pursuant to the Master Indenture between TRIP Master Funding and Wilmington Trust Company, as indenture trustee, with a final maturity date of April 2044. The TRIP Master Funding Series 2014-1 Secured Railcar Equipment Notes consist of two classes with the Class A-1 notes bearing interest at 2.86% and the Class A-2 notes bearing interest at 4.09%. The TRIP Master Funding Secured Railcar Equipment Notes are non-recourse to Trinity, TILC, TRIP Holdings, and the other equity investors in TRIP Holdings and are secured by TRIP Master Funding's portfolio of railcars and operating leases thereon, its cash reserves, and all other assets owned by TRIP Master Funding. As of September 30, 2014, there were $111.5 million and $220.7 million of Class A-1 and Class A-2 notes outstanding, respectively. The remainder of the purchase price was provided by TILC and the third-party investors of TRIP Holdings who contributed $21.6 million and $49.6 million, respectively, net of expenses.

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

In August 2014, Trinity completed its acquisition of Meyer Steel Structures ("Meyer"), the utility steel structures division of Thomas & Betts Corporation, a member of the ABB Group, for approximately $593.0 million in cash. Meyer is one of North America's leading providers of tubular steel structures for electricity transmission and distribution. During the nine months ended September 30, 2014, we completed the acquisitions of WesMor Cryogenic Companies and Alloy Custom Products, Inc., expanding the Company's engineering and manufacturing capabilities to provide cryogenic storage and transportation products. We also completed the acquisition of Platinum Energy Services in Alberta, Canada, a manufacturer and reseller of oil and gas process and storage equipment as well as the acquisition of a galvanizing services business located in Texas.

In September 2014, the Company issued $400.0 million aggregate principal amount of 4.55% senior notes ("Senior Notes") due October 2024. Interest on the Senior Notes is payable semiannually commencing April 1, 2015. The Senior Notes rank senior to existing and future subordinated debt including the Company's Convertible Subordinated Notes and rank equal to existing and future senior indebtedness, including the Company's revolving credit facility. The Senior Notes are subordinated to all the Company's existing and future secured debt to the extent of the value of the collateral securing such indebtedness. The Senior Notes could restrict our ability to incur additional debt; make certain distributions, investments, and other restricted payments; create certain liens; and consolidate, merge, or transfer all or substantially all of our assets. The Company’s Senior Notes are fully and unconditionally and jointly and severally guaranteed by certain of Trinity’s 100%-owned subsidiaries. See Note 19 of the Consolidated Financial Statements for Financial Statements for Guarantors of the Senior Notes. Proceeds from the note issuance are intended to be used for general corporate purposes.

Results of Operations

Overall Summary for Continuing Operations

Revenues

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
	($ in millions)
Rail Group	$802.3	$194.1	$996.4	$541.5	$177.0	$718.5	38.7%
Construction Products Group	168.4	2.0	170.4	145.8	3.4	149.2	14.2
Inland Barge Group	168.4	—	168.4	136.4	—	136.4	23.5
Energy Equipment Group	219.0	50.7	269.7	135.0	34.7	169.7	58.9
Railcar Leasing and Management Services Group	203.0	2.7	205.7	150.6	—	150.6	36.6
All Other	1.7	27.2	28.9	1.0	21.0	22.0	31.4
Segment Totals before Eliminations	1,562.8	276.7	1,839.5	1,110.3	236.1	1,346.4	36.6
Eliminations – Lease subsidiary	—	(186.5)	(186.5)	—	(173.0)	(173.0)
Eliminations – Other	—	(90.2)	(90.2)	—	(63.1)	(63.1)
Consolidated Total	$1,562.8	$—	$1,562.8	$1,110.3	$—	$1,110.3	40.8

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
	($ in millions)
Rail Group	$2,164.1	$585.3	$2,749.4	$1,439.2	$572.8	$2,012.0	36.7%
Construction Products Group	430.5	4.7	435.2	393.1	14.4	407.5	6.8
Inland Barge Group	470.7	—	470.7	433.8	—	433.8	8.5
Energy Equipment Group	569.2	138.7	707.9	384.9	92.0	476.9	48.4
Railcar Leasing and Management Services Group	870.6	9.7	880.3	454.6	—	454.6	93.6
All Other	3.5	76.7	80.2	3.7	59.3	63.0	27.3
Segment Totals before Eliminations	4,508.6	815.1	5,323.7	3,109.3	738.5	3,847.8	38.4
Eliminations – Lease subsidiary	—	(564.2)	(564.2)	—	(560.5)	(560.5)
Eliminations – Other	—	(250.9)	(250.9)	—	(178.0)	(178.0)
Consolidated Total	$4,508.6	$—	$4,508.6	$3,109.3	$—	$3,109.3	45.0

Our revenues for the three and nine months ended September 30, 2014 increased by 40.8% and 45.0%, respectively, from the prior year periods. The increase for both periods was primarily due to higher shipment volumes and pricing due to increased overall demand and a more favorable product mix in our Rail Group combined with the effects of higher volumes in our Construction Products, Inland Barge, and Energy Equipment Groups. Revenues from our Inland Barge Group increased as a result of favorable product mix changes while an increase in revenues from our Energy Equipment Group was due to acquisitions completed in 2014. Our Leasing Group experienced higher leasing and management revenues due to increased rental rates and higher utilization as well as higher external railcar sales.

Operating Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Rail Group	$810.0	$597.0	$2,219.5	$1,679.7
Construction Products Group	148.8	130.6	369.5	362.2
Inland Barge Group	137.4	112.6	382.1	364.8
Energy Equipment Group	239.7	154.7	626.7	432.7
Railcar Leasing and Management Services Group	118.7	76.6	460.6	243.3
All Other	32.2	23.6	91.5	71.0
Segment Totals before Eliminations and Corporate	$1,486.8	$1,095.1	$4,149.9	$3,153.7
Corporate	36.7	17.8	89.5	49.9
Eliminations – Lease subsidiary	(152.2)	(144.7)	(453.7)	(465.1)
Eliminations – Other	(89.7)	(63.5)	(251.6)	(177.7)
Consolidated Total	$1,281.6	$904.7	$3,534.1	$2,560.8

Operating costs for the three and nine months ended September 30, 2014 increased by 41.7% and 38.0%, respectively, over the prior year periods primarily due to higher shipment levels in our manufacturing segments and higher railcar sales in our Leasing Group. Selling, engineering, and administrative expenses increased overall primarily due to higher performance-related compensation costs and increased staffing in addition to increased legal expenses. As a percentage of revenue, selling, engineering, and administrative expenses were 7.2% and 6.5%, respectively, for the three and nine months ended September 30, 2014 as compared to 6.4% and 6.8%, respectively, for the same periods in 2013.

Operating Profit (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Rail Group	$186.4	$121.5	$529.9	$332.3
Construction Products Group	21.6	18.6	65.7	45.3
Inland Barge Group	31.0	23.8	88.6	69.0
Energy Equipment Group	30.0	15.0	81.2	44.2
Railcar Leasing and Management Services Group	87.0	74.0	419.7	211.3
All Other	(3.3)	(1.6)	(11.3)	(8.0)
Segment Totals before Eliminations and Corporate	352.7	251.3	1,173.8	694.1
Corporate	(36.7)	(17.8)	(89.5)	(49.9)
Eliminations – Lease subsidiary	(34.3)	(28.3)	(110.5)	(95.4)
Eliminations – Other	(0.5)	0.4	0.7	(0.3)
Consolidated Total	$281.2	$205.6	$974.5	$548.5

Our operating profit for the three and nine months ended September 30, 2014 increased primarily as a result of higher shipment levels as well as higher railcar sales in our Leasing Group.

For a further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.

Other Income and Expense. Other income and expense is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in millions)
Interest income	$(0.4)	$(0.6)	$(1.5)	$(1.4)
Interest expense	48.2	45.8	141.4	141.5
Other, net	(1.0)	(0.5)	(2.8)	(2.3)
Consolidated Total	$46.8	$44.7	$137.1	$137.8

Interest expense for the three months ended September 30, 2014 increased by $2.4 million due to the issuance of TRIP Master Funding notes in May 2014 and decreased by $0.1 million from the prior year period primarily due to the TRIP Holdings debt refinancing completed in May 2013.

Income Taxes. The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. Federal income tax rate and the Company’s effective income tax rate on income from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	0.9	2.5	0.9	2.3
Domestic production activities deduction	(1.4)	(2.7)	(1.9)	(1.6)
Noncontrolling interest in partially-owned subsidiaries	(1.0)	(1.0)	(1.1)	(0.9)
Changes in valuation allowance and reserves	(0.2)	(3.0)	(0.1)	(1.2)
State adjustments	1.1	3.2	0.3	1.2
Other, net	(1.1)	0.2	(0.3)	0.1
Effective rate	33.3%	34.2%	32.8%	34.9%

Our effective tax rate reflects a current tax benefit available for U.S. manufacturing activity in addition to income attributable to the noncontrolling interests in TRIP Holdings and RIV 2013 for which no income tax expense is provided. See Note 5 of the Consolidated Financial Statements for a further explanation of activities with respect to TRIP Holdings and RIV 2013. See Note 13 of the Consolidated Financial Statements for a further discussion of income taxes. Income tax payments during the nine months ended September 30, 2014 totaled $295.0 million. Income taxes payable at September 30, 2014 amounted to a net amount of $20.4 million.

Segment Discussion

Rail Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent	2014	2013	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Rail	$959.6	$684.8	40.1%	$2,643.9	$1,913.4	38.2%
Components	36.8	33.7	9.2	105.5	98.6	7.0
Total revenues	996.4	718.5	38.7	2,749.4	2,012.0	36.7

Operating costs:
Cost of revenues	792.3	585.8	35.3	2,168.0	1,645.4	31.8
Selling, engineering, and administrative costs	17.7	11.2	58.0	51.5	34.3	50.1
Operating profit	$186.4	$121.5	53.4	$529.9	$332.3	59.5
Operating profit margin	18.7%	16.9%		19.3%	16.5%

As of September 30, 2014 and 2013 our Rail Group backlog of railcars was as follows:

	As of September 30,
	2014	2013
	(in millions)
External Customers	$4,368.5	$4,241.8
Leasing Group	1,741.0	848.1
Total	$6,109.5	$5,089.9

The changes in the number of railcars in the Rail Group backlog are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	45,350	40,665	39,895	31,990
Orders received	14,120	5,610	33,625	25,115
Shipments	(7,745)	(6,225)	(21,795)	(17,055)
Ending balance	51,725	40,050	51,725	40,050

Revenues increased for the three and nine months ended September 30, 2014 by 38.7% and 36.7%, respectively, when compared to the same periods in the prior year with approximately 63% and 75%, respectively, of the increase resulting from higher unit deliveries with the remainder of the increase due to improved pricing and product mix changes. Cost of revenues increased for the three and nine months ended September 30, 2014 by 35.3% and 31.8%, respectively, compared to the same periods in the prior year primarily due to an increase in unit deliveries.

Unit and price increases increased total backlog dollars by 20.0% when comparing September 30, 2014 to the prior year. The average selling price in the backlog at September 30, 2014 was 7.1% lower as compared to the previous year due to product mix changes. The backlog dedicated to the Leasing Group is supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery.

In the three months ended September 30, 2014, railcar shipments included sales to the Leasing Group of $186.5 million compared to $173.0 million in the comparable period in 2013, with a deferred profit of $34.3 million compared to $28.3 million for the same period in 2013. In the nine months ended September 30, 2014, railcar shipments included sales to the Leasing Group of $564.2 million compared to $560.5 million in the comparable period in 2013, with a deferred profit of $110.5 million compared to $95.4 million for the same period in 2013.

Construction Products Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent	2014	2013	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Highway Products	$104.6	$92.3	13.3%	$254.5	$259.0	(1.7)%
Aggregates	41.2	33.9	21.5	116.6	85.9	35.7
Other	24.6	23.0	7.0	64.1	62.6	2.4
Total revenues	170.4	149.2	14.2	435.2	407.5	6.8

Operating costs:
Cost of revenues	131.6	114.5	14.9	332.5	314.8	5.6
Selling, engineering, and administrative costs	17.7	16.1	9.9	49.1	47.4	3.6
Property disposition gains	(0.5)	—	—	(12.1)	—	—
Operating profit	$21.6	$18.6	16.1	$65.7	$45.3	45.0
Operating profit margin	12.7%	12.5%		15.1%	11.1%

Revenues increased for the three months ended September 30, 2014 by 14.2% compared to the same period in 2013 due to higher sales volumes in our businesses. For the nine months ended September 30, 2014, revenues increased by 6.8% compared to the same period in 2013. During the nine months ended September 30, 2014, approximately two-thirds of the 35.7% increase in revenues in our Aggregates business was due to the timing of acquisitions and the remainder was due to increased sales volume.

Cost of revenues increased by 14.9% for the three months ended September 30, 2014 compared to the same period in 2013 due to increased volumes across all business lines. Cost of revenues increased by 5.6% for the nine months ended September 30, 2014 due to higher volumes in our Aggregates business partially offset by a $2.6 million gain from the settlement of certain liabilities related to aggregates acquisitions in 2013. Selling, engineering, and administrative costs increased by 9.9% and 3.6% for the three months ended and nine months ended September 30, 2014, respectively, compared to the same period in 2013 primarily due to higher compensation expenses. The property disposition gains for the nine months ended September 30, 2014 primarily related to the sale of certain land held by our Aggregates business.

Inland Barge Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent	2014	2013	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues	$168.4	$136.4	23.5%	$470.7	$433.8	8.5%

Operating costs:
Cost of revenues	132.6	108.4	22.3	369.1	349.6	5.6
Selling, engineering, and administrative costs	4.8	4.2	14.3	13.0	15.2	(14.5)
Operating profit	$31.0	$23.8	30.3	$88.6	$69.0	28.4
Operating profit margin	18.4%	17.4%		18.8%	15.9%

Revenues increased for the three months ended September 30, 2014 by 23.5% compared to the same period in 2013 with approximately two-thirds of the increase resulting from higher delivery volumes and the remainder due to product mix changes. Revenues increased for the nine months ended September 30, 2014 by 8.5% compared to the same period in 2013 with half of the increase resulting from higher delivery volumes and the remainder due to product mix changes. Cost of revenues increased disproportionately from revenues for the three and nine months ended September 30, 2014 when compared to the same periods in the prior year due to product mix changes. Selling, engineering, and administrative costs increased for the three months ended September 30, 2014 by 14.3% compared to the same period in 2013 due to higher employee-related costs. Selling, engineering, and administrative costs decreased for the nine months ended September 30, 2014 compared to the same period in 2013 due to a legal reserve regarding a matter originating over ten years ago involving a foreign subsidiary recorded during the three months ended March 31, 2013 as well as decreased employee-related and consulting costs.

As of September 30, 2014, the backlog for the Inland Barge Group was $475.4 million compared to $476.0 million as of September 30, 2013. Deliveries for multi-year barge agreements are included in the backlog when specific production quantities for future periods have been determined.

Energy Equipment Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent	2014	2013	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Structural wind towers	$82.8	$62.2	33.1%	$238.1	$169.4	40.6%
Other	186.9	107.5	73.9	469.8	307.5	52.8
Total revenues	269.7	169.7	58.9	707.9	476.9	48.4

Operating costs:
Cost of revenues	219.6	143.6	52.9	578.8	400.4	44.6
Selling, engineering, and administrative costs	20.1	11.1	81.1	49.0	32.3	51.7
Property disposition gains	—	—		(1.1)	—
Operating profit	$30.0	$15.0	100.0	$81.2	$44.2	83.7
Operating profit margin	11.1%	8.8%		11.5%	9.3%

In August 2014, Trinity completed its acquisition of Meyer Steel Structures ("Meyer"), the utility steel structures division of Thomas & Betts Corporation, a member of the ABB Group, for approximately $593.0 million in cash. Meyer is one of North America's leading providers of tubular steel structures for electricity transmission and distribution. Along with three other acquisitions completed earlier in the year, the operations of Meyer are included with the Company's Energy Equipment Group.

Revenues for the three and nine months ended September 30, 2014 increased by 58.9% and 48.4%, respectively, compared to the same periods in 2013. Revenues from other product lines for the three months ended September 30, 2014 increased by 73.9% overall with revenue from acquisitions completed during 2014 totaling $64.4 million and the remainder due to higher volumes. Revenues from other product lines for the nine months ended September 30, 2014 increased by 52.8% overall with revenue from acquisitions completed during 2014 totaling $97.2 million and the remainder due to higher volumes. Revenue from structural wind towers increased by 33.1% and 40.6% for the three and nine months ended September 30, 2014, respectively, due to increased volumes.

Cost of revenues increased by 52.9% and 44.6%, respectively, for the three and nine months ended September 30, 2014 compared to 2013. Approximately three-quarters of the increase for three months ended September 30, 2014 and a little less than half of the increase for the nine months ended September 30, 2014 was due to acquisitions while the remainder of the increase for both periods was due to higher volumes. Selling, engineering, and administrative costs increased by 81.1% and 51.7%, respectively, for the three and nine months ended September 30, 2014 compared to 2013 primarily due to acquisitions.

The backlog for structural wind towers was $528.6 million and $609.9 million at September 30, 2014 and 2013, respectively.

Railcar Leasing and Management Services Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent	2014	2013	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$158.3	$150.6	5.1%	$469.2	$435.6	7.7%
Sales of railcars owned one year or less at the time of sale	47.4	—	*	411.1	19.0	*
Total revenues	$205.7	$150.6	36.6	$880.3	$454.6	93.6

Operating profit:
Leasing and management	$74.4	$72.4	2.8	$213.8	$198.2	7.9
Railcar sales:
Railcars owned one year or less at the time of sale	9.6	—		115.7	3.5
Railcars owned more than one year at the time of sale	3.0	1.6		90.2	9.6
Total operating profit	$87.0	$74.0	17.6	$419.7	$211.3	98.6

Operating profit margin:
Leasing and management	47.0%	48.1%		45.6%	45.5%
Railcar sales	*	*		*	*
Total operating profit margin	42.3%	49.1%		47.7%	46.5%

Selected expense information(1):
Depreciation	$32.4	$32.8	(1.2)	$97.1	$95.8	1.4
Maintenance	$17.8	$16.4	8.5	$58.8	$53.8	9.3
Rent	$13.1	$13.3	(1.5)	$39.7	$40.0	(0.8)
Interest:
External	$39.1	$37.3		$114.5	$116.2
Intercompany	—	—		—	3.8
Total interest expense	$39.1	$37.3	4.8	$114.5	$120.0	(4.6)
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

Total revenues increased by 36.6% and 93.6%, respectively, for the three and nine months ended September 30, 2014 compared to 2013 due to increased railcar sales. The increase in leasing and management revenues was due to higher rental rates and higher utilization in our lease fleet. Sales of railcars owned one year or less at the time of sale included $47.4 million and $378.8 million in railcar sales to Element for the three and nine months ended September 30, 2014, respectively. Additionally, proceeds from the sale of railcars owned more than one year included $13.0 million and $235.7 million in railcar sales to Element for the three and nine months ended September 30, 2014, respectively. These transactions were completed as part of the Company's strategic alliance with Element announced in December 2013.

Operating profit increased by 17.6% and 98.6%, respectively, for the three and nine months ended September 30, 2014 compared to 2013 due to higher profit from railcar sales. Increased profit from operations resulting from higher rental rates and utilization more than offset increased maintenance and depreciation for the three and nine months ended September 30, 2014 when compared to 2013. Interest expense changes resulted from changes in borrowing levels between the respective comparable periods.

To fund the continued expansion of its lease fleet to meet market demand, the Leasing Group generally uses its non-recourse $475 million warehouse facility or cash to provide initial financing for a portion of the purchase price of the railcars. After initial financing, the Leasing Group generally obtains long-term financing for the railcars in the lease fleet through non-recourse asset-backed securities; long-term non-recourse operating leases pursuant to sales/leaseback transactions; long-term recourse debt such as equipment trust certificates; or third-party equity. See Other Financing Activities.

Information regarding the Leasing Group’s lease fleet follows:

	September 30, 2014	September 30, 2013
Number of railcars	74,945	75,460
Average age in years	7.6	7.0
Average remaining lease term in years	3.3	3.2
Fleet utilization	99.7%	98.5%

All Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent	2014	2013	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues	$28.9	$22.0	31.4%	$80.2	$63.0	27.3%

Operating costs:
Cost of revenues	28.5	22.7	25.6	84.4	66.7	26.5
Selling, engineering, and administrative costs	3.7	1.3	184.6	7.0	4.5	55.6
Property disposition (gains) losses	—	(0.4)		0.1	(0.2)
Operating loss	$(3.3)	$(1.6)	106.3	$(11.3)	$(8.0)	41.3

Revenues increased by 31.4% and 27.3%, respectively, for the three and nine months ended September 30, 2014 compared to 2013 due to increased revenues from our transportation company resulting from higher internal shipments. The increase in operating loss for the three months ended September 30, 2014 was primarily due to higher reserves. The increase in operating loss for the nine months ended September 30, 2014 was due to higher reserves and higher costs of facility maintenance activities.

Corporate

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Percent	2014	2013	Percent
	($ in millions)		Change	($ in millions)		Change
Operating costs	$36.7	$17.8	106.2%	$89.5	$49.9	79.4%

The increase in operating costs for the three and nine months ended September 30, 2014 compared to 2013 is primarily due to higher performance-related compensation costs and increased staffing, increased legal expenses and approximately $6.0 million and $8.3 million, respectively, in one-time costs related to the acquisition of Meyer for the three and nine months ended September 30, 2014, respectively.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2014 and September 30, 2013:

	Nine Months Ended September 30,
	2014	2013
	(in millions)
Total cash provided by (required by):
Operating activities	$332.6	$374.7
Investing activities	(621.2)	(628.5)
Financing activities	523.8	83.4
Net increase (decrease) in cash and cash equivalents	$235.2	$(170.4)

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2014 was $332.6 million compared to net cash provided by operating activities of $374.7 million for the nine months ended September 30, 2013. Cash flow provided by operating activities decreased primarily due to increased receivable and inventory levels partially offset by higher operating profits in 2014.

Receivables at September 30, 2014 increased by $155.5 million or 41.7% from December 31, 2013 primarily due to higher receivables in our Rail and Construction Products Groups. Raw materials inventory at September 30, 2014 increased by $162.2 million or 34.0% since December 31, 2013, primarily attributable to higher levels in our Rail Group required to meet production demands. Finished goods inventory at September 30, 2014 decreased by $12.1 million or 8.9% since December 31, 2013 due to lower levels in our Rail Group. Accounts payable increased by $89.0 million to support higher inventory levels while accrued liabilities increased by $28.7 million from December 31, 2013 primarily due to increased income tax liabilities. We continually review reserves related to bad debt as well as the adequacy of lower of cost or market valuations related to accounts receivable and inventory.

Investing Activities. Net cash required by investing activities for the nine months ended September 30, 2014 was $621.2 million compared to $628.5 million for the nine months ended September 30, 2013. Capital expenditures for the nine months ended September 30, 2014 were $340.4 million, which included $465.8 million for additions to the lease fleet net of $295.4 million for the cost of sold lease fleet railcars owned one year or less. This compares to $546.7 million of capital expenditures for the same period last year, of which $455.5 million were for net additions to the lease fleet. Full-year manufacturing/corporate capital expenditures for 2014 are projected to range between $250.0 million and $300.0 million. For 2014, we expect the net cash investment in new railcars to be minimal, if any, after considering the expected proceeds received from leased railcar sales during the year. Proceeds from the sale of property, plant, and equipment and other assets totaled $279.3 million for the nine months ended September 30, 2014, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $257.4 million. This compares to $60.4 million for the same period in 2013, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $59.3 million. Net cash required related to acquisitions amounted to $711.8 million for the nine months ended September 30, 2014. Short-term marketable securities for the nine months ended September 30, 2014 decreased by $149.7 million.

Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2014 was $523.8 million compared to $83.4 million of cash provided by financing activities for the same period in 2013. During the nine months ended September 30, 2014, we retired $140.2 million in debt as scheduled. We borrowed $727.4 million, net of debt issuance costs, during the nine months ended September 30, 2014, from the issuance of $400 million in Senior Notes and, by TRIP Master Funding, of $335.7 million in Secured Railcar Equipment Notes. These borrowings are further described below. Also, during the nine months ended September 30, 2014, we received $49.6 million in equity contributions from noncontrolling interests in one of the Company's partially-owned leasing subsidiaries. During the nine months ended September 30, 2013, we retired $227.5 million in debt principally consisting of the repayment of the Leasing Group term loan and the TRIP Holdings senior secured notes in full. We borrowed $175.4 million net of debt issuance costs, during the nine months ended September 30, 2013, primarily from the issuance by TRL 2012 of Secured Railcar Equipment Notes. Additionally, during the nine months ended September 30, 2013, we received proceeds of $296.7 million related to the sale of equity interests to third party investors in certain partially-owned leasing subsidiaries and TRIP Holdings repurchased the equity interests of certain equity investors for $84.0 million. We also received $50.0 million in equity contributions from noncontrolling interests in one of the Company's partially-owned leasing subsidiaries. We intend to use our cash and committed credit facilities to fund the operations, expansions, and growth initiatives of the Company.

Other Investing and Financing Activities

In August 2014, Trinity completed its acquisition of Meyer for approximately $593.0 million in cash. Meyer is one of North America's leading providers of tubular steel structures for electricity transmission and distribution. The operations of Meyer are included with the Company's Energy Equipment Group.

During the nine months ended September 30, 2014, we completed the acquisitions of WesMor Cryogenic Companies and Alloy Custom Products, Inc., expanding the Company's engineering and manufacturing capabilities to provide cryogenic storage and transportation products. We also completed the acquisition of Platinum Energy Services in Alberta, Canada, a manufacturer and reseller of oil and gas process and storage equipment as well as the acquisition of a galvanizing services business located in Texas

During the nine months ended September 30, 2014, the Company received proceeds of $767.9 million from the sale of leased railcars to Element under the strategic alliance with Element announced in December 2013, including $153.4 million recorded as revenue by the Rail Group. From the total proceeds received from Element, the Leasing Group recorded $378.8 million in revenue from the sale of railcars owned one year or less at the time of sale. The remainder of the proceeds of $235.7 million is attributable to the sale of railcars owned more than one year at the time of sale and is, consequently, excluded from revenue. Since the inception of our alliance, the Company has received proceeds of $872.9 million from the sale of leased railcars to Element.

At September 30, 2014 and for the nine month period then ended, there were no borrowings under our $425.0 million revolving credit facility that matures on October 20, 2016. Interest on the revolving credit facility is calculated at Libor plus 1.50% or prime plus 0.50%. After subtracting $85.3 million for letters of credit outstanding, $339.7 million was available under the revolving credit facility as of September 30, 2014.

The $475.0 million TILC warehouse loan facility, established to finance railcars owned by TILC, had $121.8 million outstanding with $353.2 million unused, of which $312.6 million was available as of September 30, 2014 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 1.94% at September 30, 2014. In June 2013, the warehouse loan facility was renewed and extended through June 2015. Amounts outstanding at maturity, absent renewal, will be payable in three installments in December 2015, June 2016, and December 2016.

In May 2014, TRIP Master Funding issued $335.7 million in aggregate principal amount of Series 2014-1 Secured Railcar Equipment Notes pursuant to the Master Indenture between TRIP Master Funding and Wilmington Trust Company, as indenture trustee, with a final maturity date of April 2044. The TRIP Master Funding Series 2014-1 Secured Railcar Equipment Notes consist of two classes with the Class A-1 notes bearing interest at 2.86% and the Class A-2 notes bearing interest at 4.09%. The TRIP Master Funding Secured Railcar Equipment Notes are non-recourse to Trinity, TILC, TRIP Holdings, and the other equity investors in TRIP Holdings and are secured by TRIP Master Funding's portfolio of railcars and operating leases thereon, its cash reserves, and all other assets owned by TRIP Master Funding. As of September 30, 2014, there were $111.5 million and $220.7 million of Class A-1 and Class A-2 notes outstanding, respectively.

In September 2014, the Company issued $400.0 million aggregate principal amount of 4.55% senior notes due October 2024. Interest on the Senior Notes is payable semiannually commencing April 1, 2015. The Senior Notes rank senior to existing and future subordinated debt including the Company's Convertible Subordinated Notes and rank equal to existing and future senior indebtedness, including the Company's revolving credit facility. The Senior Notes are subordinated to all the Company's existing and future secured debt to the extent of the value of the collateral securing such indebtedness. The Senior Notes contain covenants that limit our ability and/or certain subsidiaries' ability to create or permit to exist certain liens; enter into sale and leaseback transactions; and consolidate, merge, or transfer all or substantially all of our assets. The Company’s Senior Notes are fully and unconditionally and jointly and severally guaranteed by each of Trinity’s domestic subsidiaries that is a guarantor under the Company's revolving credit facility.

In March 2014, the Company’s Board of Directors authorized a new $250 million share repurchase program that expires on December 31, 2015 and replaced the Company's previously authorized $200 million share repurchase program. Under the new program, 407,100 shares and 747,246 shares, respectively, were repurchased during the three and nine months ended September 30, 2014, at a cost of approximately $19.0 million and $31.5 million, respectively.

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

Demand conditions and corresponding order levels for new railcars and barges serving the oil, gas, and chemicals industries continue to be favorable. Demand conditions and corresponding order levels in other markets, including automotive and agricultural products, have recently begun to strengthen for both freight railcars and hopper barges while demand for new products supporting the coal market remains weak. The slowdown in the commercial construction markets, budgetary constraints at the Federal and state levels, and unfavorable weather conditions have negatively impacted the results of our Highway Products business.

We continually assess our manufacturing capacity and take steps to align our production capacity with demand for our products. Due to improvements in demand for certain products, we have continued to increase production staff at certain facilities. We expect that facilities on non-operating status will be available for future operations should demand increase further.

Future Operating Requirements

We expect to finance future operating requirements with cash, cash equivalents and short-term marketable securities; cash flows from operations; and, depending on market conditions, short-term and long-term debt; and equity. Debt instruments that the Company has utilized include its revolving credit facility, the TILC warehouse facility, senior notes, convertible subordinated notes, asset-backed securities, and sale-leaseback transactions. The Company has also issued equity at various times. As of September 30, 2014, the Company had unrestricted cash and cash equivalent balances of $663.7 million, $339.7 million available under its revolving credit facility, and $312.6 million available under its TILC warehouse facility. The Company believes it has access to adequate capital resources to fund operating requirements and is an active participant in the capital markets.

Off Balance Sheet Arrangements

See Note 6 of the Consolidated Financial Statements for information about off balance sheet arrangements.

Derivative Instruments

We use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 of the Consolidated Financial Statements for discussion of how the Company valued its interest rate swaps at September 30, 2014. See Note 11 of the Consolidated Financial Statements for a description of the Company's debt instruments.

Interest rate hedges

			Included in accompanying balance sheet at September 30, 2014
	Notional Amount	Interest Rate(1)	Liability	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(1.4)	$—
Promissory notes	$370.0	5.34%	$—	$1.9	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$10.6	$14.3
Open hedges:
TRIP Master Funding secured railcar equipment notes	$58.9	2.62%	$1.8	$0.7	$1.0
Promissory notes	$394.6	4.13%	$10.3	$9.1	$—

(1)	Weighted average fixed interest rate

	Effect on interest expense - increase/(decrease)
	Three Months Ended September 30,		Nine Months Ended September 30,		Expected effect during next twelve months(1)
	2014	2013	2014	2013
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$(0.1)	$—	$(0.3)	$(0.2)	$(0.3)
Promissory notes	$0.7	$0.8	$2.2	$2.4	$1.9
TRIP Holdings warehouse loan	$1.3	$1.3	$3.9	$4.8	$5.0
Open hedges:
TRIP Master Funding secured railcar equipment notes	$0.4	$0.4	$1.2	$1.3	$1.3
Promissory notes	$3.8	$4.0	$11.5	$12.0	$10.3
(1) Based on the fair value of open hedges as of September 30, 2014

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

Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $5.0 million of additional interest expense expected to be recognized during the twelve months following September 30, 2014. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with an initial notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The effect on interest expense is primarily a result of monthly interest settlements.

See Note 11 of the Consolidated Financial Statements regarding the related debt instruments.

Other Derivatives

Natural gas and diesel fuel

We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel purchases. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amounts recorded in the consolidated financial statements as of September 30, 2014 for these instruments were not significant.

Foreign exchange hedge

We enter into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. The amounts recorded in the consolidated financial statements as of September 30, 2014 for these instruments were not significant.

Contractual Obligation and Commercial Commitments

As of September 30, 2014, contractual obligations related to letters of credit increased to $88.6 million from $69.6 million as of December 31, 2013. Refer to Note 11 of the Consolidated Financial Statements for changes to our outstanding debt and maturities. Contractual obligations that relate to operating leases including sale/leaseback transactions were substantially unchanged as of September 30, 2014. See Note 6 of the Consolidated Financial Statements regarding operating lease obligations.

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

•	the timing of introduction of new products;

•	the timing and delivery of customer orders or a breach of customer contracts;

•	the credit worthiness of customers and their access to capital;

•	product price changes;

•	changes in mix of products sold;

•	the extent of utilization of manufacturing capacity;

•	availability and costs of steel, component parts, supplies, and other raw materials;

•	competition and other competitive factors;

•	changing technologies;

•	surcharges and other fees added to fixed pricing agreements for steel, component parts, supplies and other raw materials;

•	interest rates and capital costs;

•	counter-party risks for financial instruments;

•	long-term funding of our operations;

•	taxes;

•	the stability of the governments and political and business conditions in certain foreign countries, particularly Mexico;

•	changes in import and export quotas and regulations;

•	business conditions in emerging economies;

•	costs and results of litigation, including trial and appellate costs and supersedeas bonding costs;

•	changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies; and

•
legal, regulatory, and environmental issues, including compliance of our products with mandated specifications, standards, or testing criteria and obligations to remove and replace our products following installation or to recall our products and install different products manufactured by us or our competitors.

Any forward-looking statement speaks only as of the date on which such statement is made. Trinity undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our market risks since December 31, 2013 as set forth in Item 7A of our 2013 Form 10-K. Refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of debt-related activity and the impact of hedging activity for the three and nine months ended September 30, 2014.

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

The Company acquired the assets of Meyer on August 18, 2014 and has not yet included Meyer in our assessment of the effectiveness of our internal control over financial reporting. Accordingly, pursuant to the Securities and Exchange Commission's general guidance that an assessment of recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include any disclosure controls and procedures of Meyer that are also part of Meyer's internal control over financial reporting. For the third quarter ended September 30, 2014, Meyer represented 3% of our consolidated total revenues and as of September 30, 2014 represented 7% of our consolidated total assets.

Internal Controls over Financial Reporting

The Company maintains a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management’s general or specific authorization; transactions are recorded as necessary 1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and 2) to maintain accountability for assets; access to assets is permitted only in accordance with management’s general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. During the period covered by this report, except as described in the preceding paragraph regarding the Meyer acquisition, there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting. Management is currently evaluating the impact of the Meyer acquisition on the Company's internal control over financial reporting.

PART II

Item 1. Legal Proceedings

The information provided in Note 18 of the Consolidated Financial Statements is hereby incorporated into this Part II, Item 1 by reference.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of our 2013 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended September 30, 2014:

Period	Number of Shares Purchased(1)	Average Price Paid per Share (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2014 through July 31, 2014	5,345	$44.56	—	$237,483,972
August 1, 2014 through August 31, 2014	407,510	$46.56	407,100	$218,529,671
September 1, 2014 through September 30, 2014	96	$48.16	—	$218,529,671
Total	412,951	$46.53	407,100	$218,529,671

(1) These columns include the following transactions during the three months ended September 30, 2014: (i) the surrender to the Company of 5,568 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, (ii) the purchase of 283 shares of common stock by the Trustee for assets held in a non-qualified employee profit-sharing plan trust, and (iii) the purchase of 407,100 shares of common stock on the open market as part of the stock repurchase program.

(2) In March 2014, the Company’s Board of Directors authorized a new $250 million share repurchase program that expires on December 31, 2015 and replaced the Company's previously authorized $200 million share repurchase program. Under the new program, 407,100 shares were repurchased during the three months ended September 30, 2014, at a cost of approximately $19.0 million. The approximate dollar value of shares that were eligible to be repurchased under such share repurchase program is shown as of the end of such month or quarter.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-Q.

Item 5. Other Information

None.

Item 6. Exhibits

NO.	DESCRIPTION
2.1
Purchase Agreement, dated as of June 26, 2014, by and among McKinley 2014 Acquisition LLC, Thomas & Betts Corporation and Thomas & Betts International, LLC (incorporated by reference to Exhibit 2.1 to our Form 8-K filed June 30, 2014).

3.1	Amended and restated Bylaws of Trinity Industries, Inc., effective September 10, 2014 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed September 12, 2014).
4.1
Indenture dated September 25, 2014, by and among Trinity Industries, Inc., certain of its subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Form 8-K filed September 25, 2014).

4.2
First Supplemental Indenture dated September 25, 2014, by and among Trinity Industries, Inc., certain of its subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to our Form 8-K filed September 25, 2014).

4.3	Form of 4.550% Senior Note due 2024 (included in Exhibit 4.2 and incorporated by reference to Exhibit 4.3 to our Form 8-K filed September 25, 2014).
31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
32.1	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
95	Mine Safety Disclosure Exhibit (filed herewith).
101.INS	XBRL Instance Document (filed electronically herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)
_____________________________
* Management contracts and compensatory plan arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By	/s/ James E. Perry
Registrant
James E. Perry
Senior Vice President and
Chief Financial Officer
October 29, 2014

INDEX TO EXHIBITS

NO.	DESCRIPTION
2.1
Purchase Agreement, dated as of June 26, 2014, by and among McKinley 2014 Acquisition LLC, Thomas & Betts Corporation and Thomas & Betts International, LLC (incorporated by reference to Exhibit 2.1 to our Form 8-K filed June 30, 2014).

3.1	Amended and restated Bylaws of Trinity Industries, Inc., effective September 10, 2014 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed September 12, 2014).
4.1
Indenture dated September 25, 2014, by and among Trinity Industries, Inc., certain of its subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Form 8-K filed September 25, 2014).

4.2
First Supplemental Indenture dated September 25, 2014, by and among Trinity Industries, Inc., certain of its subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to our Form 8-K filed September 25, 2014).

4.3	Form of 4.550% Senior Note due 2024 (included in Exhibit 4.2 and incorporated by reference to Exhibit 4.3 to our Form 8-K filed September 25, 2014).
31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
32.1	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
95	Mine Safety Disclosure Exhibit (filed herewith).
101.INS	XBRL Instance Document (filed electronically herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)
____________
* Management contracts and compensatory plan arrangements.