Form 10-Q
period 2015-03-31
TRINITY INDUSTRIES INC
filed 2015-04-24
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At April 15, 2015 the number of shares of common stock outstanding was 154,943,488.

TRINITY INDUSTRIES, INC.
FORM 10-Q

All share and per share information, including dividends, has been retroactively adjusted to reflect the 2-for-1 stock split.

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2015	2014
	(in millions, except per share amounts)
Revenues:
Manufacturing	$1,382.5	$1,018.3
Leasing	244.2	442.2
	1,626.7	1,460.5
Operating costs:
Cost of revenues:
Manufacturing	1,084.5	794.7
Leasing	126.6	279.3
	1,211.1	1,074.0
Selling, engineering, and administrative expenses:
Manufacturing	61.3	49.5
Leasing	10.3	11.0
Other	26.7	23.1
	98.3	83.6
Gains on disposition of property, plant, and equipment:
Net gains on railcar lease fleet sales owned more than one year at the time of sale	14.9	77.5
Other	0.9	10.9
	15.8	88.4
Total operating profit	333.1	391.3
Other (income) expense:
Interest income	(0.5)	(0.4)
Interest expense	51.5	46.3
Other, net	(2.3)	(0.1)
	48.7	45.8
Income before income taxes	284.4	345.5
Provision for income taxes	95.4	112.5
Net income	189.0	233.0
Net income attributable to noncontrolling interest	8.8	6.6
Net income attributable to Trinity Industries, Inc.	$180.2	$226.4

Net income attributable to Trinity Industries, Inc. per common share:
Basic	$1.15	$1.46
Diluted	$1.13	$1.42
Weighted average number of shares outstanding:
Basic	151.2	150.2
Diluted	154.3	154.0
Dividends declared per common share	$0.100	$0.075
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
	2015	2014
	(in millions)
Net income	$189.0	$233.0
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized losses arising during the period, net of tax benefit of $0.2 and $0.4	(0.3)	(1.2)
Reclassification adjustments for losses included in net income, net of tax benefit of $2.1 and $2.0	3.8	4.3
Currency translation adjustment	(3.8)	—
Defined benefit plans:
Amortization of net actuarial losses, net of tax benefit of $0.5 and $0.1	0.8	0.2
	0.5	3.3
Comprehensive income	189.5	236.3
Less: comprehensive income attributable to noncontrolling interest	9.4	7.3
Comprehensive income attributable to Trinity Industries, Inc.	$180.1	$229.0
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(unaudited)
	(in millions)
ASSETS
Cash and cash equivalents	$590.7	$887.9
Short-term marketable securities	100.0	75.0
Receivables, net of allowance	544.9	405.3
Income tax receivable	—	58.6
Inventories:
Raw materials and supplies	590.8	585.4
Work in process	303.3	298.2
Finished goods	151.2	184.8
	1,045.3	1,068.4
Restricted cash, including partially-owned subsidiaries of $89.1 and $91.9	211.1	234.7
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $2,260.6 and $2,261.2	6,870.3	6,586.0
Less accumulated depreciation, including partially-owned subsidiaries of $277.2 and $261.3	(1,721.4)	(1,683.1)
	5,148.9	4,902.9
Goodwill	771.7	773.2
Other assets	309.8	327.8
	$8,722.4	$8,733.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$299.6	$295.4
Accrued liabilities	612.3	709.6
Debt:
Recourse, net of unamortized discount of $56.2 and $60.0	832.3	829.3
Non-recourse:
Wholly-owned subsidiaries	1,155.4	1,207.8
Partially-owned subsidiaries	1,498.2	1,515.9
	3,485.9	3,553.0
Deferred income	29.1	36.4
Deferred income taxes	630.6	632.6
Other liabilities	113.5	109.4
	5,171.0	5,336.4
Stockholders’ equity:
Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – 200.0 shares authorized	155.7	155.7
Capital in excess of par value	480.2	463.2
Retained earnings	2,654.5	2,489.9
Accumulated other comprehensive loss	(112.0)	(111.9)
Treasury stock	(26.6)	(1.0)
	3,151.8	2,995.9
Noncontrolling interest	399.6	401.5
	3,551.4	3,397.4
	$8,722.4	$8,733.8
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2015	2014
	(in millions)
Operating activities:
Net income	$189.0	$233.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64.0	55.3
Stock-based compensation expense	16.4	10.9
Excess tax benefits from stock-based compensation	(0.4)	(0.4)
Provision (benefit) for deferred income taxes	(2.9)	1.0
Net gains on railcar lease fleet sales owned more than one year at the time of sale	(14.9)	(77.5)
Gains on disposition of property, plant, equipment, and other assets	(0.9)	(10.9)
Non-cash interest expense	7.7	7.8
Other	0.8	(0.2)
Changes in assets and liabilities:
(Increase) decrease in receivables	(76.6)	(43.3)
(Increase) decrease in inventories	31.7	(57.9)
(Increase) decrease in restricted cash	(9.4)	25.0
(Increase) decrease in other assets	0.8	(10.6)
Increase (decrease) in accounts payable	4.0	38.4
Increase (decrease) in accrued liabilities	(103.3)	30.8
Increase (decrease) in other liabilities	3.4	3.9
Net cash provided by operating activities	109.4	205.3

Investing activities:
(Increase) decrease in short-term marketable securities	(25.0)	(106.7)
Proceeds from railcar lease fleet sales owned more than one year at the time of sale	78.5	224.3
Proceeds from disposition of property, plant, equipment, and other assets	1.6	17.2
Capital expenditures – leasing, net of sold lease fleet railcars owned one year or less with a net cost of $53.1 and $204.0	(283.4)	0.4
Capital expenditures – manufacturing and other	(53.5)	(49.1)
Acquisitions, net of cash acquired	(45.5)	(112.6)
Other	4.2	2.9
Net cash required by investing activities	(323.1)	(23.6)

Financing activities:
Proceeds from issuance of common stock, net	—	0.3
Excess tax benefits from stock-based compensation	0.4	0.4
Payments to retire debt	(70.9)	(53.1)
(Increase) decrease in restricted cash	33.0	4.3
Shares repurchased	(18.0)	(12.5)
Dividends paid to common shareholders	(15.6)	(11.6)
Purchase of shares to satisfy employee tax on vested stock	(0.4)	(0.1)
Distributions to noncontrolling interest	(11.3)	(5.4)
Other	(0.7)	(0.3)
Net cash required by financing activities	(83.5)	(78.0)
Net increase (decrease) in cash and cash equivalents	(297.2)	103.7
Cash and cash equivalents at beginning of period	887.9	428.5
Cash and cash equivalents at end of period	$590.7	$532.2
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$1 Par Value				Shares	Amount
	(in millions, except par value)
Balances at December 31, 2014	155.7	$155.7	$463.2	$2,489.9	$(111.9)	(0.1)	$(1.0)	$2,995.9	$401.5	$3,397.4
Net income	—	—	—	180.2	—	—	—	180.2	8.8	189.0
Other comprehensive income (loss)	—	—	—	—	(0.1)	—	—	(0.1)	0.6	0.5
Cash dividends on common stock	—	—	—	(15.6)	—	—	—	(15.6)	—	(15.6)
Restricted shares, net	—	—	16.6	—	—	—	(0.6)	16.0	—	16.0
Shares repurchased	—	—	—	—	—	(0.7)	(25.0)	(25.0)	—	(25.0)
Excess tax benefits from stock-based compensation	—	—	0.4	—	—	—	—	0.4	—	0.4
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(11.3)	(11.3)
Balances at March 31, 2015	155.7	$155.7	$480.2	$2,654.5	$(112.0)	(0.8)	$(26.6)	$3,151.8	$399.6	$3,551.4
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity”, “Company”, “we”, or “our”) including the accounts of its wholly-owned subsidiaries and its partially-owned subsidiaries, TRIP Rail Holdings LLC (“TRIP Holdings”) and RIV 2013 Rail Holdings LLC ("RIV 2013"), in which the Company has a controlling interest. In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of March 31, 2015, and the results of operations and cash flows for the three months ended March 31, 2015 and 2014, have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Because of seasonal and other factors, the results of operations for the three months ended March 31, 2015 may not be indicative of expected results of operations for the year ending December 31, 2015. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2014.

Stockholders' Equity

On May 5, 2014, the Company's Board of Directors authorized a 2-for-1 stock split on its common shares in the form of a 100% stock dividend. The additional shares were distributed on June 19, 2014, to shareholders of record at the close of business on June 5, 2014. All share and per share information, including dividends, has been retroactively adjusted to reflect the 2-for-1 stock split.

In March 2014, the Company’s Board of Directors authorized a $250 million share repurchase program that expires on December 31, 2015. Under the program, 721,040 shares were repurchased during the three months ended March 31, 2015, at a cost of approximately $25.0 million. During the three months ended March 31, 2014, the Company repurchased 276,546 shares at a cost of approximately $10.0 million. Certain shares of stock repurchased during March 2015, totaling $7.0 million, were cash settled in April 2015 in accordance with normal settlement practices.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03") which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of ASU 2015-03 will have a material impact on our consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" ("ASU 2015-02") which updates the considerations on whether an entity should consolidate certain legal entities. The update removes the indefinite deferral of specialized guidance for certain investment funds and changes the way that entities evaluate limited partnerships and fees paid to service providers in the consolidation determination. ASU 2015-02 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of ASU 2015-02 will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers," ("ASU 2014-09") providing common revenue recognition guidance for U.S. GAAP. Under ASU 2014-09, an entity recognizes revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires additional detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2016; however, in April 2015, the FASB voted to propose a one year deferral of the effective date. The proposed deferral may permit early adoption, but would not allow adoption any earlier than the original effective date of the standard. We are currently evaluating the impact this standard will have on our consolidated financial statements.

Reclassifications

Certain prior year balances have been reclassified in the consolidated statements of operations and cash flows to conform to the 2015 presentation.

Note 2. Acquisitions and Divestitures

The Company's acquisition and divestiture activities are summarized below:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Acquisitions:
Purchase price	$46.4	$117.6
Net cash paid	$45.5	$112.6
Goodwill recorded	$—	$82.1

In March 2015, we completed the acquisition of the assets of a lightweight aggregates business in our Construction Products Group with facilities located in Louisiana, Alabama, and Arkansas. As of March 31, 2015, the acquisition was recorded based on a preliminary valuation of the acquired assets and liabilities at their acquisition date fair value using level three inputs. Such assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level. See Note 3 Fair Value Accounting for a discussion of inputs in determining fair value. There were no business divestitures during the three months ended March 31, 2015 and 2014.

With regard to the acquisition of Meyer Steel Structures (“Meyer”) in August 2014, the purchase price allocation continues to be preliminary as of March 31, 2015 due to the size and complexity of Meyer. We expect to complete our purchase price allocation as soon as reasonably possible not to exceed one year from the acquisition date. The following table represents our preliminary purchase price allocation as of March 31, 2015:

March 31, 2015
(in millions)
Accounts receivable	$29.4
Inventories	36.1
Property, plant, and equipment	70.5
Goodwill	409.1
Other assets	76.0
Accounts payable	(15.4)
Accrued liabilities	(10.1)
Total net assets acquired	$595.6

Note 3. Fair Value Accounting

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of March 31, 2015
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$353.8	$—	$—	$353.8
Restricted cash	211.1	—	—	211.1
Total assets	$564.9	$—	$—	$564.9

Liabilities:
Interest rate hedges:(1)
Wholly-owned subsidiaries	$—	$2.5	$—	$2.5
Partially-owned subsidiaries	—	2.2	—	2.2
Fuel derivative instruments(1)	—	1.4	—	1.4
Total liabilities	$—	$6.1	$—	$6.1

	Fair Value Measurement as of December 31, 2014
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$415.2	$—	$—	$415.2
Restricted cash	234.7	—	—	234.7
Total assets	$649.9	$—	$—	$649.9

Liabilities:
Interest rate hedges:(1)
Wholly-owned subsidiaries	$—	$6.4	$—	$6.4
Partially-owned subsidiaries	—	2.0	—	2.0
Fuel derivative instruments(1)	—	2.1	—	2.1
Total liabilities	$—	$10.5	$—	$10.5
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

Level 2 – This level is defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company's fuel derivative instruments, which are commodity swaps, are valued using energy and commodity market data. Interest rate hedges are valued at exit prices obtained from each counterparty. See Note 7 Derivative Instruments and Note 11 Debt.

Level 3 – This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts and estimated fair values of our long-term debt are as follows:

	March 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Recourse:
Senior notes	$399.6	$402.6	$399.6	$387.0
Convertible subordinated notes	449.5	699.0	449.5	593.9
Less: unamortized discount	(55.8)		(59.6)
	393.7		389.9
Capital lease obligations	38.3	38.3	39.1	39.1
Other	0.7	0.7	0.7	0.7
	832.3	1,140.6	829.3	1,020.7
Non-recourse:
2006 secured railcar equipment notes	218.6	240.6	223.0	245.6
Promissory notes	341.3	340.8	363.9	362.7
2009 secured railcar equipment notes	186.4	225.2	188.8	227.7
2010 secured railcar equipment notes	307.7	340.9	311.5	344.0
TILC warehouse facility	101.4	101.4	120.6	120.6
TRL 2012 secured railcar equipment notes (RIV 2013)	466.1	466.1	472.2	470.3
TRIP Master Funding secured railcar equipment notes	1,032.1	1,110.0	1,043.7	1,121.4
	2,653.6	2,825.0	2,723.7	2,892.3
Total	$3,485.9	$3,965.6	$3,553.0	$3,913.0

The estimated fair value of our senior notes and convertible subordinated notes were based on a quoted market price in a market with little activity as of March 31, 2015 and December 31, 2014, respectively (Level 2 input). The estimated fair values of our 2006, 2009, 2010, and 2012 secured railcar equipment notes, promissory notes, and TRIP Rail Master Funding LLC (“TRIP Master Funding”) secured railcar equipment notes are based on our estimate of their fair value as of March 31, 2015 and December 31, 2014, respectively. These values were determined by discounting their future cash flows at the current market interest rate (Level 3 inputs). The carrying value of our Trinity Industries Leasing Company (“TILC”) warehouse facility approximates fair value because the interest rate adjusts to the market interest rate (Level 3 input). The fair values of all other financial instruments are estimated to approximate carrying value. See Note 11 Debt for a description of the Company's long-term debt.

Note 4. Segment Information

The Company reports operating results in five principal business segments: (1) the Rail Group, which manufactures and sells railcars and related parts, components, and maintenance services; (2) the Construction Products Group, which manufactures and sells highway products and other primarily-steel products and services for infrastructure-related projects, and produces and sells aggregates; (3) the Inland Barge Group, which manufactures and sells barges and related products for inland waterway services; (4) the Energy Equipment Group, which manufactures and sells products for energy-related businesses, including structural wind towers, storage and distribution containers, tank heads for pressure and non-pressure vessels, and utility structures for electricity transmission and distribution; and (5) the Railcar Leasing and Management Services Group (“Leasing Group”), which owns and operates a fleet of railcars as well as provides third-party fleet leasing, management, maintenance, and administrative services. The segment All Other includes our captive insurance and transportation companies; legal, environmental, and maintenance costs associated with non-operating facilities; and other peripheral businesses. Gains and losses from the sale of property, plant, and equipment that are related to manufacturing and dedicated to the specific manufacturing operations of a particular segment are included in operating profit of that respective segment. Gains and losses from the sale of property, plant, and equipment that can be utilized by multiple segments are included in operating profit of the All Other segment.

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

The financial information for these segments is shown in the tables below. We operate principally in North America.

Three Months Ended March 31, 2015

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$875.4	$269.1	$1,144.5	$212.7
Construction Products Group	111.4	1.4	112.8	8.3
Inland Barge Group	153.1	—	153.1	27.5
Energy Equipment Group	241.5	58.6	300.1	37.2
Railcar Leasing and Management Services Group	244.2	0.6	244.8	122.8
All Other	1.1	27.0	28.1	(1.5)
Segment Totals before Eliminations and Corporate	1,626.7	356.7	1,983.4	407.0
Corporate	—	—	—	(26.7)
Eliminations – Lease subsidiary	—	(259.0)	(259.0)	(48.3)
Eliminations – Other	—	(97.7)	(97.7)	1.1
Consolidated Total	$1,626.7	$—	$1,626.7	$333.1

Three Months Ended March 31, 2014

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$601.1	$256.3	$857.4	$167.5
Construction Products Group	112.2	0.9	113.1	21.7
Inland Barge Group	136.9	—	136.9	26.7
Energy Equipment Group	167.0	43.6	210.6	22.9
Railcar Leasing and Management Services Group	442.2	0.9	443.1	230.3
All Other	1.1	22.1	23.2	(5.4)
Segment Totals before Eliminations and Corporate	1,460.5	323.8	1,784.3	463.7
Corporate	—	—	—	(23.1)
Eliminations – Lease subsidiary	—	(249.1)	(249.1)	(49.3)
Eliminations – Other	—	(74.7)	(74.7)	—
Consolidated Total	$1,460.5	$—	$1,460.5	$391.3

Note 5. Partially-Owned Leasing Subsidiaries

The Company, through its wholly-owned subsidiary, TILC, formed two subsidiaries, TRIP Holdings and RIV 2013, for the purpose of providing railcar leasing in North America. Each of TRIP Holdings and RIV 2013 are direct, partially-owned subsidiaries of TILC in which the Company has a controlling interest. Each is governed by a seven-member board of representatives, two of whom are designated by TILC. TILC is the agent of each of TRIP Holdings and RIV 2013 and as such, has been delegated the authority, power, and discretion to take certain actions on behalf of the respective companies.
At March 31, 2015, the Company's carrying value of its investment in TRIP Holdings and RIV 2013 totaled $227.8 million representing the Company's weighted average 39% ownership interest. The remaining 61% weighted average interest is owned by institutional investors. The Company's investments in its partially-owned leasing subsidiaries are eliminated in consolidation.
Each of TRIP Holdings and RIV 2013 has wholly-owned subsidiaries which are the owners of railcars acquired from the Company's Rail and Leasing Groups. These wholly-owned subsidiaries are TRIP Master Funding (wholly-owned by TRIP Holdings) and Trinity Rail Leasing 2012 LLC ("TRL 2012", wholly-owned by RIV 2013). Railcar purchases were funded by secured borrowings and capital contributions from TILC and third-party equity investors.TILC is the contractual servicer for TRIP Master Funding and TRL 2012, with the authority to manage and service each entity's owned railcars. The Company's controlling interest in each of TRIP Holdings and RIV 2013 results from its combined role as both equity member and agent/servicer. The noncontrolling interest included in the accompanying consolidated balance sheets represents the non-Trinity equity interest in these partially-owned subsidiaries.
Trinity has no obligation to guarantee performance under any of the partially-owned subsidiaries' (or their respective subsidiaries') debt agreements, guarantee any railcar residual values, shield any parties from losses, or guarantee minimum yields.
The assets of each of TRIP Master Funding and TRL 2012 may only be used to satisfy the particular subsidiary's liabilities, and the creditors of each of TRIP Master Funding and TRL 2012 have recourse only to the particular subsidiary's assets. Each of TILC and the third-party equity investors receive distributions from TRIP Holdings and RIV 2013, when allowed, in proportion to its respective equity interests, and has an interest in the net assets of the partially-owned subsidiaries upon a liquidation event in the same proportion. TILC is paid fees for the services it provides to TRIP Master Funding and TRL 2012 and has the potential to earn certain incentive fees. With respect to TRIP Holdings as of March 31, 2015, TILC has a commitment that expires in May 2016 to provide additional equity funding of up to $5.7 million for the purchase of railcars and satisfaction of certain other liabilities of TRIP Holdings. The third-party equity investors in TRIP Holdings have a similar commitment that expires in May 2016 to provide up to $12.9 million of additional equity funding. TILC and the third-party equity investors may have additional commitments to provide equity funding to TRIP Holdings that expire in May 2019 contingent upon certain returns on investment in TRIP Holdings and other conditions being met.

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

Note 6. Railcar Leasing and Management Services Group

The Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet management, maintenance, and leasing services. Selected consolidating financial information for the Leasing Group is as follows:

	March 31, 2015
	Leasing Group
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash, cash equivalents, and short-term marketable securities	$4.4	$—	$686.3	$690.7
Property, plant, and equipment, net	$2,833.3	$1,983.4	$916.4	$5,733.1
Net deferred profit on railcars sold to the Leasing Group				(584.2)
Consolidated property, plant and equipment, net				$5,148.9
Restricted cash	$122.0	$89.1	$—	$211.1
Debt:
Recourse	$38.3	$—	$850.2	$888.5
Less: unamortized discount	—	—	(56.2)	(56.2)
	38.3	—	794.0	832.3
Non-recourse	1,155.4	1,498.2	—	2,653.6
Total debt	$1,193.7	$1,498.2	$794.0	$3,485.9
Net deferred tax liabilities	$654.7	$0.9	$(40.9)	$614.7

	December 31, 2014
	Leasing Group
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash, cash equivalents, and short-term marketable securities	$11.9	$—	$951.0	$962.9
Property, plant, and equipment, net	$2,599.2	$1,999.9	$861.0	$5,460.1
Net deferred profit on railcars sold to the Leasing Group				(557.2)
Consolidated property, plant and equipment, net				$4,902.9
Restricted cash	$142.8	$91.9	$—	$234.7
Debt:
Recourse	$39.1	$—	$850.2	$889.3
Less: unamortized discount	—	—	(60.0)	(60.0)
	39.1	—	790.2	829.3
Non-recourse	1,207.8	1,515.9	—	2,723.7
Total debt	$1,246.9	$1,515.9	$790.2	$3,553.0
Net deferred tax liabilities	$658.2	$0.9	$(44.1)	$615.0

Net deferred profit on railcars sold to the Leasing Group consists of intersegment profit that is eliminated in consolidation and is, therefore, not allocated to an operating segment. See Note 5 Partially-Owned Leasing Subsidiaries and Note 11 Debt for a further discussion regarding the Company’s investment in its partially-owned leasing subsidiaries and the related indebtedness.

	Three Months Ended March 31,
	2015	2014	Percent
	($ in millions)		Change
Revenues:
Leasing and management	$166.1	$150.2	10.6%
Sales of railcars owned one year or less at the time of sale	78.7	292.9	*
Total revenues	$244.8	$443.1	(44.8)

Operating profit:
Leasing and management	$82.3	$63.9	28.8
Railcar sales:
Railcars owned one year or less at the time of sale	25.6	88.9
Railcars owned more than one year at the time of sale	14.9	77.5
Total operating profit	$122.8	$230.3	(46.7)

Operating profit margin:
Leasing and management	49.5%	42.5%
Railcar sales	*	*
Total operating profit margin	50.2%	52.0%

Selected expense information(1):
Depreciation	$34.1	$32.5	4.9
Maintenance	$19.9	$21.0	(5.2)
Rent	$11.8	$13.3	(11.3)
Interest	$37.9	$37.3	1.6
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

During the three months ended March 31, 2015 and 2014, the Company received proceeds from the sale of leased railcars to Element Financial Corporation ("Element") under the strategic alliance with Element announced in December 2013 as follows:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$50.1	$277.9
Railcars owned more than one year at the time of sale	61.7	222.7
Rail Group	15.2	13.7
	$127.0	$514.3
Since the inception of our alliance, the Company has received proceeds of $1,114.7 million from the sale of leased railcars to Element.

Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured predominantly by the Rail Group and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Leasing Group primarily enters into operating leases. Future contractual minimum rental revenues on leases are as follows:

	Remaining nine months of 2015	2016	2017	2018	2019	Thereafter	Total
	(in millions)
Future contractual minimum rental revenue	$384.8	$437.7	$363.4	$289.0	$206.5	$304.0	$1,985.4

Debt. The Leasing Group’s debt at March 31, 2015 consisted of both recourse and non-recourse debt. As of March 31, 2015, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $1,781.5 million which is pledged as collateral for Leasing Group debt held by those subsidiaries, including equipment with a net book value of $45.2 million securing capital lease obligations. The net book value of unpledged equipment at March 31, 2015 was $983.2 million. See Note 11 Debt for the form, maturities, and descriptions of Leasing Group debt.

Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is nonrecourse to its members, including Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. TRIP Master Funding equipment with a net book value of $1,387.4 million is pledged as collateral for the TRIP Master Funding debt. TRL 2012 equipment with a net book value of $596.0 million is pledged solely as collateral for the TRL 2012 secured railcar equipment notes. See Note 5 Partially-Owned Leasing Subsidiaries for a description of TRIP Holdings and RIV 2013.

Off Balance Sheet Arrangements. In prior years, the Leasing Group completed a series of financing transactions whereby railcars were sold to one or more separate independent owner trusts (“Trusts”). Each of the Trusts financed the purchase of the railcars with a combination of debt and equity. In each transaction, the equity participant in the Trust is considered to be the primary beneficiary of the Trust and therefore, the debt related to the Trust is not included as part of the consolidated financial statements. The Leasing Group, through wholly-owned, qualified subsidiaries, leased railcars from the Trusts under operating leases with terms of 22 years, and subleased the railcars to independent third-party customers under shorter term operating rental agreements. In February 2015, the Leasing Group purchased all of the railcars of one of the Trusts for $121.1 million, resulting in the termination of the selling Trust and the Leasing Group's remaining future operating lease obligations to the selling Trust totaling $105.8 million.

These Leasing Group subsidiaries had total assets as of March 31, 2015 of $146.3 million, including cash of $51.0 million and railcars of $67.8 million. The subsidiaries' cash, railcars, and an interest in each sublease are pledged to collateralize the lease obligations to the Trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiaries’ lease obligations. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties to be available to Trinity. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future contractual minimum rental revenues related to these leases due to the Leasing Group are as follows:

	Remaining nine months of 2015	2016	2017	2018	2019	Thereafter	Total
	(in millions)
Future operating lease obligations of Trusts’ railcars	$22.5	$29.3	$29.2	$29.2	$28.8	$170.2	$309.2
Future contractual minimum rental revenues of Trusts’ railcars	$39.6	$45.7	$36.7	$27.3	$18.3	$32.8	$200.4

Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to operating leases other than leases discussed above are as follows:

	Remaining nine months of 2015	2016	2017	2018	2019	Thereafter	Total
	(in millions)
Future operating lease obligations	$9.7	$12.8	$12.1	$12.0	$9.5	$28.7	$84.8
Future contractual minimum rental revenues	$15.4	$18.6	$11.0	$6.6	$3.7	$5.9	$61.2

Operating lease obligations totaling $16.5 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries. See Note 6 of the December 31, 2014 Consolidated Financial Statements filed on Form 10-K for a detailed explanation of these financing transactions.

Note 7. Derivative Instruments

We use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 Fair Value Accounting for discussion of how the Company valued its commodity hedges and interest rate swaps at March 31, 2015. See Note 11 Debt for a description of the Company's debt instruments.

Interest rate hedges

			Included in accompanying balance sheet at March 31, 2015
	Notional Amount	Interest Rate(1)	Liability	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(1.2)	$—
Promissory notes	$370.0	5.34%	$—	$0.5	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$9.5	$12.8
Open hedges:
TRIP Master Funding secured railcar equipment notes	$53.8	2.62%	$2.2	$0.9	$1.3
Promissory notes	$364.2	4.13%	$2.5	$1.6	$—

(1)	Weighted average fixed interest rate

	Effect on interest expense - increase/(decrease)
	Three Months Ended March 31,		Expected effect during next twelve months(1)
	2015	2014
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$(0.1)	$(0.1)	$(0.3)
Promissory notes	$0.7	$0.8	$0.5
TRIP Holdings warehouse loan	$1.3	$1.3	$4.9
Open hedges:
TRIP Master Funding secured railcar equipment notes	$0.3	$0.4	$1.1
Promissory notes	$3.7	$3.9	$2.5
(1) Based on the fair value of open hedges as of March 31, 2015

During 2005 and 2006, we entered into interest rate swap derivatives in anticipation of issuing our 2006 Secured Railcar Equipment Notes. These derivative instruments, with a notional amount of $200.0 million, were settled in 2006 and fixed the interest rate on a portion of the related debt issuance. These derivative instrument transactions are being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in Accumulated Other Comprehensive Loss ("AOCL") through the date the related debt issuance closed in 2006. The balance is being amortized over the term of the related debt. The effect on interest expense is due to amortization of the AOCL balance.

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

Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $4.9 million of additional interest expense expected to be recognized during the twelve months following March 31, 2015. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with a notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The effect on interest expense is primarily a result of monthly interest settlements.

See Note 11 Debt regarding the related debt instruments.

Other Derivatives

Natural gas and diesel fuel

We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The effect on operating income for these instruments was not significant. The amount recorded in the consolidated balance sheet as of March 31, 2015 for these instruments was a liability of $1.4 million.

Foreign exchange hedge

We may enter into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. The amounts recorded in the consolidated financial statements as of March 31, 2015 for these instruments were not significant. These instruments are short term with quarterly maturities and no remaining balance in AOCL as of March 31, 2015.

Note 8. Property, Plant, and Equipment

The following table summarizes the components of property, plant, and equipment as of March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
	(in millions)
Manufacturing/Corporate:
Land	$88.6	$81.4
Buildings and improvements	557.2	548.2
Machinery and other	1,020.3	975.7
Construction in progress	88.9	76.4
	1,755.0	1,681.7
Less accumulated depreciation	(838.6)	(820.7)
	916.4	861.0
Leasing:
Wholly-owned subsidiaries:
Machinery and other	10.7	10.7
Equipment on lease	3,428.2	3,189.6
	3,438.9	3,200.3
Less accumulated depreciation	(605.6)	(601.1)
	2,833.3	2,599.2
Partially-owned subsidiaries:
Equipment on lease	2,260.6	2,261.2
Less accumulated depreciation	(277.2)	(261.3)
	1,983.4	1,999.9

Net deferred profit on railcars sold to the Leasing Group	(584.2)	(557.2)
	$5,148.9	$4,902.9

Note 9. Goodwill

Goodwill by segment is as follows:

	March 31, 2015	December 31, 2014
		(as reported)
	(in millions)
Rail Group	$134.6	$134.6
Construction Products Group	128.3	128.3
Energy Equipment Group	507.0	508.5
Railcar Leasing and Management Services Group	1.8	1.8
	$771.7	$773.2

Note 10. Warranties

The changes in the accruals for warranties for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Beginning balance	$17.8	$14.7
Warranty costs incurred	(1.7)	(0.8)
Warranty originations and revisions	5.7	2.3
Warranty expirations	(1.4)	(1.0)
Ending balance	$20.4	$15.2

Note 11. Debt

The following table summarizes the components of debt as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in millions)
Corporate – Recourse:
Revolving credit facility	$—	$—
Senior notes, net of unamortized discount of $0.4 and $0.4	399.6	399.6
Convertible subordinated notes, net of unamortized discount of $55.8 and $59.6	393.7	389.9
Other	0.7	0.7
	794.0	790.2
Leasing – Recourse:
Capital lease obligations	38.3	39.1
Total recourse debt	832.3	829.3

Leasing – Non-recourse:
Wholly-owned subsidiaries:
2006 secured railcar equipment notes	218.6	223.0
Promissory notes	341.3	363.9
2009 secured railcar equipment notes	186.4	188.8
2010 secured railcar equipment notes	307.7	311.5
TILC warehouse facility	101.4	120.6
	1,155.4	1,207.8
Partially-owned subsidiaries:
TRL 2012 secured railcar equipment notes (RIV 2013)	466.1	472.2
TRIP Master Funding secured railcar equipment notes	1,032.1	1,043.7
	1,498.2	1,515.9
Total non–recourse debt	2,653.6	2,723.7
Total debt	$3,485.9	$3,553.0

We have a $425.0 million unsecured revolving credit facility that matures on October 20, 2016. As of March 31, 2015, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $88.6 million, leaving $336.4 million available for borrowing. Other than these letters of credit, there were no borrowings under our revolving credit facility as of March 31, 2015, or for the three month period then ended. Of the outstanding letters of credit as of March 31, 2015, a total of $87.2 million is expected to expire in 2015 and the remainder in 2016. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew each year. Trinity’s revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. As of March 31, 2015, we were in compliance with all such financial covenants. Borrowings under the credit facility bear interest at Libor plus 1.50% or prime plus 0.50% and are guaranteed by certain 100%-owned subsidiaries of the Company.

The Company's 3 7/8% Convertible Subordinated Notes are recorded net of unamortized discount to reflect their underlying economics by capturing the value of the conversion option as borrowing costs. As of March 31, 2015 and December 31, 2014, capital in excess of par value included $92.5 million related to the estimated value of the Convertible Subordinated Notes’ conversion options, in accordance with ASC 470-20. Debt discount recorded in the consolidated balance sheet is being amortized through June 1, 2018 to yield an effective annual interest rate of 8.42% based upon the estimated market interest rate for comparable non-convertible debt as of the issuance date of the Convertible Subordinated Notes. Total interest expense recognized on the Convertible Subordinated Notes for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Coupon rate interest	$4.4	$4.4
Amortized debt discount	3.8	3.5
	$8.2	$7.9

Holders of the Convertible Subordinated Notes may convert their notes under the following circumstances: 1) if the daily closing price of our common stock is greater than or equal to 130% of the conversion price during 20 of the last 30 trading days of the preceding calendar quarter; 2) upon notice of redemption; or 3) upon the occurrence of specified corporate transactions pursuant to the terms of the applicable indenture. Upon conversion, the Company is required to pay cash up to the aggregate principal amount of the Convertible Subordinated Notes to be converted. Any conversion obligation in excess of the aggregate principal amount of the Convertible Subordinated Notes to be converted may be settled in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election. The conversion price, which is subject to adjustment upon the occurrence of certain events, was $25.16 per share as of March 31, 2015. The Convertible Subordinated Notes were subject to conversion as of April 1, 2015. Holders of the Convertible Subordinated Notes have the right to convert the notes until June 30, 2015. The Convertible Subordinated Notes may continue to be convertible after June 30, 2015, if certain conditions are satisfied during future measurement periods. See Note 17 Earnings Per Common Share for an explanation of the effects of the Convertible Subordinated Notes on earnings per share. The Company has not entered into any derivatives transactions associated with these notes.

The TILC warehouse loan facility, established to finance railcars owned by TILC, had $101.4 million in outstanding borrowings as of March 31, 2015. In April 2015, the facility was increased to $1 billion and extended through April 2018. Under the renewed facility, $898.6 million was unused as of the renewal date, of which $642.3 million was available based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 1.95% at March 31, 2015. Interest rate pricing remained unchanged under the renewed facility. Amounts outstanding at maturity, absent renewal, are payable under the renewed facility in April 2019.

Terms and conditions of other debt, including recourse and non-recourse provisions, are described in Note 11 of the December 31, 2014 Consolidated Financial Statements filed on Form 10-K.The remaining principal payments under existing debt agreements as of March 31, 2015, after considering the extension of the TILC Warehouse facility in April 2015, are as follows:

	Remaining nine months of 2015	2016	2017	2018	2019	Thereafter
	(in millions)
Recourse:
Corporate	$0.2	$0.2	$0.3	$—	$—	$849.5
Leasing – capital lease obligations (Note 6)	2.5	3.5	3.7	28.6	—	—
Non-recourse – leasing (Note 6):
2006 secured railcar equipment notes	14.1	21.8	24.0	25.3	28.0	105.4
Promissory notes	18.9	322.4	—	—	—	—
2009 secured railcar equipment notes	7.2	6.5	6.3	6.5	11.2	148.7
2010 secured railcar equipment notes	11.5	14.9	13.7	10.0	7.6	250.0
TILC warehouse facility	2.8	3.7	3.7	3.7	0.7	—
TRL 2012 secured railcar equipment notes (RIV 2013)	17.1	22.3	22.9	23.1	22.2	358.5
TRIP Master Funding secured railcar equipment notes	34.3	39.8	29.2	41.8	50.1	836.9
Facility termination payments - TILC warehouse facility	—	—	—	—	86.8	—
Total principal payments	$108.6	$435.1	$103.8	$139.0	$206.6	$2,549.0

Note 12. Other, Net

Other, net (income) expense consists of the following items:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Foreign currency exchange transactions	$(1.2)	$0.4
Gain (loss) on equity investments	0.1	(0.2)
Other	(1.2)	(0.3)
Other, net	$(2.3)	$(0.1)

Note 13. Income Taxes

The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. Federal income tax rate and the Company’s effective income tax rate on income from continuing operations:

	Three Months Ended March 31,
	2015	2014
Statutory rate	35.0%	35.0%
State taxes	1.2	0.9
Domestic production activities deduction	(2.1)	(2.2)
Noncontrolling interest in partially-owned subsidiaries	(1.0)	(1.2)
Other, net	0.4	0.1
Effective rate	33.5%	32.6%

Our effective tax rate reflects the Company's estimate for 2015 of its state income tax expense, the current tax benefit available for U.S. manufacturing activities, and income attributable to the noncontrolling interests in TRIP Holdings and RIV 2013 for which no income tax expense is provided. See Note 5 Partially-Owned Leasing Subsidiaries for a further explanation of activities with respect to TRIP Holdings and RIV 2013.

Taxing authority examinations

The IRS field work for our 2006-2008 audit cycle has concluded and all issues, except for transfer pricing, have been agreed upon and tentatively settled. The transfer pricing issue has been appealed, and we are working with both the U.S. and Mexican taxing authorities to coordinate taxation in a formal mutual agreement process (“MAP”). During 2013, we received the revenue agent report for the 2009-2011 audit cycle. All issues have been concluded and agreed to except for transfer pricing issues. The transfer pricing issues have been appealed, and we have requested they be addressed in the same MAP as the 2006-2008 cycle. At this time, we cannot determine when the 2006-2008 or the 2009-2011 cycles will close and all issues formally settled.

We have various subsidiaries in Mexico that file separate tax returns and are subject to examination by taxing authorities at different times. The 2007 tax year of one of our Mexican subsidiaries is still under review for transfer pricing purposes only, and its statute of limitations remains open through the later of the resolution of the MAP or August 2017. In addition, one of our Mexican subsidiaries is under examination for its 2011 tax year. The remaining entities are generally open for their 2009 tax years and forward.

Our two Swiss subsidiaries, one of which is a holding company and the other of which is dormant, have been audited by the taxing authorities through 2008 and 2009, respectively. The statute of limitations in Switzerland is generally five years from the end of the tax year, but can be extended up to 15 years in certain cases if the audit has commenced during the original five year period. We also currently have sales offices in multiple foreign jurisdictions that are subject to various statutes of limitations with regard to their tax status. Generally, states’ statutes of limitations in the U.S. are open from 2003 forward due to the use of tax loss carryforwards in certain jurisdictions.

Unrecognized tax benefits

The change in unrecognized tax benefits for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Beginning balance	$62.3	$55.0
Additions for tax positions related to the current year	1.3	1.2
Reductions for tax positions of prior years	(0.1)	(0.1)
Settlements	(0.2)	—
Ending balance	$63.3	$56.1

Additions for tax positions related to the current year in the amounts of $1.3 million and $1.2 million recorded in the three months ended March 31, 2015 and 2014, respectively, were amounts provided for tax positions that will be taken for Federal and state income tax purposes when we file those tax returns. The reductions in tax positions of prior years of $0.1 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively, were primarily related to changes in state taxes. The total amount of unrecognized tax benefits including interest and penalties at March 31, 2015 and 2014, that would affect the Company’s overall effective tax rate if recognized was $15.1 million and $13.8 million, respectively.

Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of March 31, 2015 and December 31, 2014 was $11.8 million and $11.6 million, respectively. Income tax expense for the three months ended March 31, 2015 and March 31, 2014, included an increase in income tax expense of $0.2 million and $0.1 million in interest expense and penalties, respectively, related to uncertain tax positions.

Note 14. Employee Retirement Plans

The following table summarizes the components of net retirement cost for the Company:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Expense Components
Defined benefit:
Service cost	$0.1	$0.1
Interest	5.0	5.0
Expected return on plan assets	(7.6)	(7.7)
Amortization of actuarial loss	1.3	0.3
	(1.2)	(2.3)
Profit sharing	5.3	3.7
Multiemployer plan	0.6	—
Net retirement cost	$4.7	$1.4

Trinity contributed $3.4 million and $4.1 million to the Company's defined benefit pension plans for the three months ended March 31, 2015 and 2014, respectively. Total contributions to the Company's defined benefit pension plans in 2015 are expected to be approximately $19.7 million. The Company participates in a multiemployer defined benefit plan under the terms of a collective-bargaining agreement that covers certain union-represented employees. The Company contributed $0.7 million to the multiemployer plan for the three months ended March 31, 2015. Total contributions to this plan for 2015 are expected to be approximately $2.4 million.
Note 15. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended March 31, 2015 are as follows:

	Currency translation adjustments	Unrealized loss on derivative financial instruments	Net actuarial gains/(losses) of defined benefit plans	Accumulated Other Comprehensive Loss
	(in millions)
Balances at December 31, 2014	$(18.5)	$(6.6)	$(86.8)	$(111.9)
Other comprehensive loss, net of tax, before reclassifications	(3.8)	(0.3)	—	(4.1)
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $-, $2.1, $0.5 and $2.6	—	3.8	0.8	4.6
Less: noncontrolling interest	—	(0.6)	—	(0.6)
Other comprehensive income (loss)	(3.8)	2.9	0.8	(0.1)
Balances at March 31, 2015	$(22.3)	$(3.7)	$(86.0)	$(112.0)

See Note 7 Derivative Instruments for information on the reclassification of amounts in accumulated other comprehensive loss into earnings. Reclassifications of unrealized before-tax losses on derivative financial instruments are included in interest expense in the consolidated statements of operations. Approximately $1.1 million of the before-tax reclassification of net actuarial gains/(losses) of defined benefit plans are included in cost of revenues with the remainder included in selling, engineering, and administrative expenses in the consolidated statements of operations for the three months ended March 31, 2015.

Note 16. Stock-Based Compensation

Stock-based compensation totaled approximately $16.4 million and $10.9 million for the three months ended March 31, 2015 and 2014, respectively.

Note 17. Earnings Per Common Share

Basic net income attributable to Trinity Industries, Inc. per common share is computed by dividing net income attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of basic unrestricted common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted net income attributable to Trinity per common share includes 1) the net impact of unvested restricted shares and shares that could be issued under outstanding stock options and 2) the incremental shares calculated by dividing the value of the conversion obligation in excess of the Convertible Subordinated Notes' aggregate principal amount by the average price of the Company's common stock during the period. Total weighted average restricted shares and antidilutive stock options were 6.9 million shares and 7.5 million shares for the three months ended March 31, 2015 and March 31, 2014, respectively.

The computation of basic and diluted net income attributable to Trinity Industries, Inc. follows.

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
	(in millions, except per share amounts)
Net income attributable to Trinity Industries, Inc.	$180.2			$226.4
Unvested restricted share participation	(5.7)			(7.8)
Net income attributable to Trinity Industries, Inc. – basic	174.5	151.2	$1.15	218.6	150.2	$1.46
Effect of dilutive securities:
Stock options	—	—		—	0.1
Convertible subordinated notes	0.1	3.1		0.2	3.7
Net income attributable to Trinity Industries, Inc. – diluted	$174.6	154.3	$1.13	$218.8	154.0	$1.42

Note 18. Contingencies

Highway products litigation

Federal False Claims Act case

We previously reported the filing of a False Claims Act (“Act”) complaint in the United States District Court for the Eastern District of Texas, Marshall Division (“District Court”) styled Joshua Harman, on behalf of the United States of America, Plaintiff/Relator v. Trinity Industries, Inc., Defendant, Case 2:12-cv-00089-JRG (E.D. Tex.). In this case, the relator, Mr. Joshua Harman alleged the Company knowingly presented or caused to be presented a false or fraudulent claim, record or statement to purchasers of the Company's ET-Plus® System, a highway guardrail end-terminal (“ET Plus”), in order for such purchasers to obtain Federal-aid reimbursement for payments made on such purchases.

A trial in this matter commenced in July 2014, but ended in a mistrial declared by the District Court on its own volition. On October 20, 2014 a retrial of this case concluded with a jury verdict stating that the Company and its subsidiary, Trinity Highway Products, LLC, “knowingly made, used or caused to be made or used, a false record or statement material to a false or fraudulent claim," awarding $175.0 million in damages based on such finding. The jury's damages award is automatically trebled under the Act to $525.0 million. Additionally, the District Court is required to impose civil penalties for each violation of the Act (these penalties are not automatically trebled). The District Court has the discretion to establish the civil penalty amount between $5,500 and $11,000 per violation. In this regard, Mr. Harman contended during trial that each invoice submitted to purchasers of the ET Plus certified that the product was accepted by the Federal Highway Administration ("FHWA") and was therefore eligible for Federal-aid reimbursement. Based on Mr. Harman’s calculations, the range of possible civil penalties is $5,500 (if the District Court determines there has been a single violation) to $184.0 million (if the District Court determines that each invoice for the product was a violation).

The District Court has not yet entered a final judgment or determined a civil penalty amount. While the Company believes the District Court does not have the evidence required under the law to quantify civil penalties, the total range of loss in this case, based on the jury’s verdict and Mr. Harman’s calculations for civil penalties, is $525.0 million to $709.0 million, exclusive of attorney's fees, costs, and interest.

The Company maintains that Mr. Harman’s allegations are without merit. The Company has filed multiple post-verdict motions, including a motion for the District Court to enter judgment in favor of the Company. However, if the Court enters judgment based on the jury’s verdict, the Company intends to file the necessary motions to perfect its right to appeal to the United States Court of Appeals for the Fifth Circuit (“Fifth Circuit”). Any post-judgment motions and appellate review will result in certain legal expenses, including potential costs associated with posting a bond upon the District Court’s entry of a judgment on the jury’s verdict. The face amount of such a bond could equal the amount of the final judgment plus twenty (20) percent. The Company has confidence that such a bond will be issued if required.

Texas A&M Transportation Institute (“TTI”), a member of The Texas A&M University System, designed the technology employed in the ET Plus. The Texas A&M University System is the owner of patents issued by the U.S. Patent Office that cover the ET Plus. Trinity Highway Products manufactures and markets the ET Plus pursuant to an exclusive license granted by The Texas A&M University System. Trinity Highway Products contracted with TTI to conduct crash testing of the ET Plus to demonstrate compliance with the required standards set out in National Cooperative Highway Research Program Report 350 (“Report 350”). In addition, TTI prepared and provided to Trinity Highway Products the test reports on the performance of the ET Plus. These reports were reviewed by the FHWA in their acceptance of the product for use on the national highway system and their determination of the product’s eligibility for Federal-aid reimbursement. In a memorandum dated June 17, 2014, the FHWA confirmed that “The Trinity ET Plus with 4-inch guide channels became eligible for Federal-aid reimbursement under FHWA letter CC-94 on September 2, 2005. In addition, the device is eligible for reimbursement under FHWA letters CC-94A and CC-120.” In this memorandum the FHWA confirmed that the reimbursement eligibility applies at guardrail heights from 27 ¾" to 31". The memorandum goes on to state that an “unbroken chain of eligibility for Federal-aid reimbursement has existed since September 2, 2005 and the ET Plus continues to be eligible today.”

Preceding the retrial in this matter, the Company filed a Petition for Writ of Mandamus with the Fifth Circuit based, in part, on the District Court’s failure to apply precedential case law. The Fifth Circuit denied this Petition, but expressed concern regarding the District Court’s failure to issue a reasoned ruling rejecting the Company’s prior motions for judgment as a matter of law. The Fifth Circuit also stated that the FHWA’s authoritative memorandum of June 17, 2014 appears to compel the conclusion that the FHWA, after due consideration of all the facts, found the ET Plus sufficiently compliant with federal safety standards and therefore fully eligible, in the past, present and future, for Federal-aid reimbursement claims. Additionally, the Fifth Circuit noted that a strong argument could be made that the Company’s actions were neither material nor were any false claims based on false certifications presented to the government. Based on the Fifth Circuit’s remarks, the Company re-urged its motions with the District Court for judgment as a matter of law, which the District Court denied during the retrial. We believe this reinforces our prospects for a successful outcome.

Pending entry of a final judgment and completion of the Company’s post-trial and appellate activities in this matter, we currently do not believe that a loss is probable, therefore no accrual has been included in the accompanying consolidated financial statements.

Revenues from sales of the ET Plus in the United States, included in the Construction Products Group, totaled approximately $35.1 million and $46.0 million for the years ended December 31, 2014 and 2013, respectively, and 0.6% and 1.1% of the Company’s consolidated revenues, respectively, for those years.

Crash testing and FHWA assessments

Following the October 20, 2014 jury verdict, the FHWA requested that the Company conduct eight separate crash tests pursuant to crash test criteria required in Report 350. The FHWA-requested tests were conducted in December 2014 and January 2015 at Southwest Research Institute, an FHWA-approved and independent research facility.

On February 6, 2015, the FHWA reported that the ET Plus passed the first four tests conducted at the 27 ¾" guardrail installation height. The vast majority of ET Plus systems are installed on the roadways in the U.S. and Canada at the 27 ¾" guardrail height. On March 13, 2015, the FWHA reported that the ET Plus passed the second four crash tests conducted at a 31" guardrail installation height. These eight test results validate Trinity Highway Products' long standing position that when installed, maintained and impacted within the Report 350 standards, the ET Plus performs to Report 350 criteria at both heights. On March 11, 2015, the FHWA and the American Association of State Highway and Transportation Officials ("AASHTO") released the findings of a joint task force which evaluated field measurement data collected by FHWA engineers from more than 1,000 4-inch ET Plus devices installed on roadways throughout the country. The FHWA-AASHTO joint task force concluded there is no evidence to suggest that there are multiple versions of the 4-inch ET-Plus on the nation's roadways. This task force also concluded that the ET Plus end terminals crash tested at Southwest Research Institute between December 2014 and January 2015 were representative of the devices installed across the country.

A second FHWA-AASHTO joint task force is doing further evaluation of the ET Plus. The FHWA has reported that this evaluation is expected to be completed early this summer. When the findings of this second task force are released, the Company will perform a thorough analysis regarding the resumption of any shipments of the ET Plus to customers.

State, county, and municipal actions

Trinity is aware of 41 states that have removed the ET Plus from their respective qualified products list. The state of Virginia, in addition to evaluating a potential recall of all ET Plus products installed on Virginia roadways, has joined Mr. Harman's Virginia state action alleging the same false claims as were alleged in the false claims act case pending in the Eastern District of Texas. Commonwealth of Virginia ex rel. Joshua M. Harman v. Trinity Industries, Inc. and Trinity Highway Products, LLC Case No. CL13-698 (Circuit Court, Richmond, Virginia). Other states could take similar or different actions regarding recall, and could be considering similar state false claims or other litigation against the Company. While the financial impacts of such actions are currently unknown, they could be material.

The Company is aware of three class action lawsuits involving claims pertaining to the ET Plus. The Company has been served in a lawsuit filed November 6, 2014, titled Hamilton County, Illinois and Macon County, Illinois, Individually and on behalf of all Other Counties in the State of Illinois vs. Trinity Industries, Inc. and Trinity Highway Products, LLC Case 3:14-cv-1320 (Southern District of Illinois). This complaint was later amended to substitute St. Clair County, Illinois for Hamilton County as a lead plaintiff. The case is being brought by plaintiffs for and on behalf of themselves and the other 101 counties of the State of Illinois. The plaintiffs allege that the Company and Trinity Highway Products made a series of un-tested modifications to the ET Plus and falsely certified that the modified ET Plus was acceptable for use on the nation’s highways based on federal testing standards and approval for Federal-aid reimbursement. The plaintiffs also allege breach of express and implied warranties, violation of the Illinois Uniform Deceptive Trade Practices Act and unjust enrichment, for which plaintiffs seek actual damages related to purchases of the ET Plus, compensatory damages for establishing a common fund for class members, punitive damages, and injunctive relief.

The Company has also been served in a lawsuit filed February 11, 2015 titled The Corporation of the City of Stratford and Trinity Industries, Inc., Trinity Highway Products, LLC, and Trinity Industries Canada, Inc. Case No. 15-2622 CP, pending in Ontario Superior Court of Justice. The class in this matter has been identified as persons in Canada who purchased and/or used an ET Plus guardrail end terminal. The plaintiff alleges that Trinity Industries, Inc., Trinity Highway Products, LLC, and Trinity Industries Canada, Inc., failed to warn of dangers associated with undisclosed modifications to the ET Plus guardrail end terminals, breached an implied warranty, breached a duty of care, and were negligent. The plaintiff is seeking $400.0 million in compensatory damages and $100.0 million in punitive damages. Alternatively, the plaintiff claims the right to an accounting or other restitution remedy for disgorgement of the revenues generated by the sale of the modified ET Plus in Canada.

The Company has been served in a lawsuit filed February 25, 2015, titled La Crosse County, individually and on behalf of all others similarly situated vs. Trinity Industries, Inc. and Trinity Highway Products, LLC Case 15-cv-117 (Western District of Wisconsin). The case is being brought by the plaintiffs for and on behalf of themselves and all other purchasers of allegedly defective ET Pluses, including proposed statewide and nationwide classes. The plaintiff alleges that the Company and Trinity Highway Products made a series of un-tested modifications to the ET Plus and falsely certified that the modified ET Plus was acceptable for use on the nation’s highways based on federal testing standards and approval for Federal-aid reimbursement. The plaintiff also alleges strict liability design defect, breach of contract, breach of express and implied warranties, violation of the Wisconsin Uniform Deceptive Trade Practices Act, and unjust enrichment. The plaintiff seeks a declaratory judgment that the ET Plus is defective, actual damages related to class-wide purchases of the ET Plus, punitive damages, statutory penalties, interest, and injunctive relief.

The Company believes each of these class action lawsuits is without merit and intends to vigorously defend all allegations. While the financial impacts of these three actions are currently unknown, they could be material.

Product liability cases; law firm investigations

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

The Company is aware that several law firms are investigating whether the Company and certain of its officers and directors breached their fiduciary duties relating to modifications made to the ET Plus and/or violated federal securities laws. We believe these investigations will be concluded without substantive results. However, the Company will incur legal expenses and related costs in responding to these investigations.

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

The Company was also named as a defendant in multiple cases filed by the estates of decedents in the Circuit Court of Cook County, Illinois seeking damages for alleged wrongful death and property damage arising from the July 2013 crude oil unit train derailment in Lac-Mégantic, Quebec. The Company’s tank car manufacturing subsidiary manufactured 35 of the 72 tank railcars involved in the derailment. However the Illinois cases have since been ordered transferred to the United States District Court for the District of Maine. This transfer prompted plaintiffs to seek dismissal of these actions. Nonetheless, the Maine court has not indicated those dismissals were effectuated and the cases were transferred to federal court in Maine and have been assigned new case numbers. Certain of the plaintiffs in these transferred cases have appealed to the U.S. Court of Appeals for the First Circuit seeking to overturn the decision to transfer. This appeal has resulted in a stay of all proceedings in the transferred cases pending resolution of the appeal. The Company could be named in similar litigation involving other affected plaintiffs, but the ultimate number of claims and the jurisdiction in which such claims are filed, may vary. The Company's loss accrual for this matter, net of expected third party recoveries, is not significant. The Company has engaged in settlement negotiations to resolve the entirety of the above referenced derailment litigation within the limits of available insurance and subject to court approval in the context of the Canadian and U.S. bankruptcy proceedings of the involved railroad.

Other matters
The Company is involved in claims and lawsuits incidental to our business arising from various matters including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters, taking into consideration our rights in indemnity and recourse to third parties is $3.5 million to $23.7 million. This range excludes any amount related to the highway products litigation matters described above. At March 31, 2015, total accruals of $25.8 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying consolidated balance sheet. The Company believes any additional liability would not be material to its financial position or results of operations.

Trinity is subject to remedial orders and Federal, state, local, and foreign laws and regulations relating to the environment and the workplace. The Company has reserved $5.2 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. We believe that we are currently in substantial compliance with environmental and workplace laws and regulations.

Note 19. Financial Statements for Guarantors of the Senior Notes

The Company’s Senior Notes are fully and unconditionally and jointly and severally guaranteed by certain of Trinity’s 100%-owned subsidiaries: Trinity Construction Materials Inc., Trinity Highway Products, LLC, Trinity Industries Leasing Company, Trinity Marine Products, Inc., Trinity North American Freight Car, Inc., Trinity Parts & Components, LLC, Trinity Rail Group, LLC, Trinity Structural Towers, Inc., Trinity Tank Car, Inc., and, effective March 24, 2015, Trinity Meyer Utility Structures LLC (“Combined Guarantor Subsidiaries”). Amounts previously reported have been restated to include the Combined Guarantor Subsidiaries as of March 31, 2015. See Note 11 Debt. The Senior Notes indenture agreement includes customary provisions for the release of the guarantees by the Combined Guarantor Subsidiaries upon the occurrence of certain allowed events including the release of one or more of the Combined Guarantor Subsidiaries as guarantor under the Company's revolving credit facility. The Senior Notes are not guaranteed by any remaining 100%-owned subsidiaries of the Company or partially-owned subsidiaries (“Combined Non-Guarantor Subsidiaries”).

As of March 31, 2015, assets held by the Combined Non-Guarantor Subsidiaries included $174.0 million of restricted cash that was not available for distribution to Trinity Industries, Inc. (“Parent”), $3,856.6 million of equipment securing certain non-recourse debt, $71.3 million of equipment securing certain lease obligations held by the Combined Non-Guarantor Subsidiaries, and $370.1 million of assets located in foreign locations. As of December 31, 2014, assets held by the Combined Non-Guarantor Subsidiaries included $194.4 million of restricted cash that was not available for distribution to the Parent, $3,936.8 million of equipment securing certain non-recourse debt, $87.5 million of equipment securing certain lease obligations held by the Combined Non-Guarantor Subsidiaries, and $395.5 million of assets located in foreign locations.

Statement of Operations and Comprehensive Income
Three Months Ended March 31, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,300.6	$559.6	$(233.5)	$1,626.7
Cost of revenues	(0.8)	1,038.7	410.5	(237.3)	1,211.1
Selling, engineering, and administrative expenses	25.4	43.8	29.1	—	98.3
Gains/(losses) on disposition of property, plant, and equipment	0.2	(0.1)	15.7	—	15.8
	24.4	1,082.6	423.9	(237.3)	1,293.6
Operating profit (loss)	(24.4)	218.0	135.7	3.8	333.1
Other (income) expense	4.3	7.7	36.7	—	48.7
Equity in earnings of subsidiaries, net of taxes	196.8	68.3	—	(265.1)	—
Income (loss) before income taxes	168.1	278.6	99.0	(261.3)	284.4
Provision (benefit) for income taxes	(12.1)	96.9	9.3	1.3	95.4
Net income (loss)	180.2	181.7	89.7	(262.6)	189.0
Net income (loss) attributable to noncontrolling interest	—	—	—	8.8	8.8
Net income (loss) attributable to controlling interest	$180.2	$181.7	$89.7	$(271.4)	$180.2

Net income (loss)	$180.2	$181.7	$89.7	$(262.6)	$189.0
Other comprehensive income (loss)	1.2	(0.5)	(0.2)	—	0.5
Comprehensive income	$181.4	$181.2	$89.5	$(262.6)	$189.5

Statement of Operations and Comprehensive Income
Three Months Ended March 31, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$1,139.6	$506.8	$(185.9)	$1,460.5
Cost of revenues	0.4	856.5	400.8	(183.7)	1,074.0
Selling, engineering, and administrative expenses	22.0	31.4	30.2	—	83.6
Gains/(losses) on disposition of property, plant, and equipment	(0.3)	34.3	54.4	—	88.4
	22.7	853.6	376.6	(183.7)	1,069.2
Operating profit (loss)	(22.7)	286.0	130.2	(2.2)	391.3
Other (income) expense	3.8	5.6	36.4	—	45.8
Equity in earnings of subsidiaries, net of taxes	252.4	68.1	—	(320.5)	—
Income (loss) before income taxes	225.9	348.5	93.8	(322.7)	345.5
Provision (benefit) for income taxes	(0.5)	106.2	8.8	(2.0)	112.5
Net income (loss)	226.4	242.3	85.0	(320.7)	233.0
Net income (loss) attributable to noncontrolling interest	—	—	—	6.6	6.6
Net income (loss) attributable to controlling interest	$226.4	$242.3	$85.0	$(327.3)	$226.4

Net income (loss)	$226.4	$242.3	$85.0	$(320.7)	$233.0
Other comprehensive income (loss)	0.6	—	2.7	—	3.3
Comprehensive income	$227.0	$242.3	$87.7	$(320.7)	$236.3

Balance Sheet
March 31, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$548.5	$2.4	$76.9	$(37.1)	$590.7
Short-term marketable securities	100.0	—	—	—	100.0
Receivables, net of allowance	—	377.7	168.2	(1.0)	544.9
Income tax receivable	—		—	—	—
Inventory	—	837.1	228.2	(20.0)	1,045.3
Property, plant, and equipment, net	29.5	1,126.1	4,541.9	(548.6)	5,148.9
Investments in and advances to subsidiaries	4,657.7	3,262.3	—	(7,920.0)	—
Restricted cash	—	—	174.0	37.1	211.1
Goodwill and other assets	169.0	618.5	322.5	(28.5)	1,081.5
	$5,504.7	$6,224.1	$5,511.7	$(8,518.1)	$8,722.4
Liabilities:
Accounts payable	$19.1	$168.1	$114.0	$(1.6)	$299.6
Accrued liabilities	224.7	238.7	148.9	—	612.3
Debt	793.3	38.3	2,654.3	—	3,485.9
Deferred income	—	27.2	1.9	—	29.1
Deferred income taxes	—	632.8	9.6	(11.8)	630.6
Advances from subsidiaries	818.8	—	—	(818.8)	—
Other liabilities	97.4	13.0	3.1	—	113.5
Total stockholders' equity	3,551.4	5,106.0	2,579.9	(7,685.9)	3,551.4
	$5,504.7	$6,224.1	$5,511.7	$(8,518.1)	$8,722.4

Balance Sheet
December 31, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$827.7	$11.1	$89.4	$(40.3)	$887.9
Short-term marketable securities	75.0	—	—	—	75.0
Receivables, net of allowance	—	226.5	179.2	(0.4)	405.3
Income tax receivable	58.6	—	—	—	58.6
Inventory	—	878.3	208.1	(18.0)	1,068.4
Property, plant, and equipment, net	29.3	843.8	4,594.1	(564.3)	4,902.9
Investments in and advances to subsidiaries	4,431.1	3,435.2	3.0	(7,869.3)	—
Restricted cash	—	—	194.4	40.3	234.7
Goodwill and other assets	180.6	610.9	339.7	(30.2)	1,101.0
	$5,602.3	$6,005.8	$5,607.9	$(8,482.2)	$8,733.8
Liabilities:
Accounts payable	$15.0	$174.4	$106.6	$(0.6)	$295.4
Accrued liabilities	235.8	300.1	173.7	—	709.6
Debt	789.5	39.1	2,724.4	—	3,553.0
Deferred income	—	34.5	1.9	—	36.4
Deferred income taxes	—	636.9	9.3	(13.6)	632.6
Advances from subsidiaries	1,072.0	—	—	(1,072.0)	—
Other liabilities	92.6	13.7	3.1	—	109.4
Total stockholders' equity	3,397.4	4,807.1	2,588.9	(7,396.0)	3,397.4
	$5,602.3	$6,005.8	$5,607.9	$(8,482.2)	$8,733.8

Statement of Cash Flows
Three Months Ended March 31, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$180.2	$181.7	$89.7	$(262.6)	$189.0
Equity in earnings of subsidiaries, net of taxes	(196.8)	(68.3)	—	265.1	—
Other	81.8	(181.7)	35.7	(15.4)	(79.6)
Net cash provided (required) by operating activities	65.2	(68.3)	125.4	(12.9)	109.4

Investing activities:
(Increase) decrease in short-term marketable securities	(25.0)	—	—	—	(25.0)
Proceeds from railcar lease fleet sales	—	15.7	78.2	(15.4)	78.5
Proceeds from disposition of property, plant, equipment, and other assets	—	—	1.6	—	1.6
Capital expenditures – leasing	—	(290.0)	(8.8)	15.4	(283.4)
Capital expenditures – manufacturing and other	(1.8)	(11.5)	(40.2)	—	(53.5)
Acquisitions, net of cash acquired	—	—	(45.5)	—	(45.5)
(Increase) decrease in investment in partially-owned subsidiaries	—	7.2	—	(7.2)	—
Other	—	0.7	3.5	—	4.2
Net cash provided (required) by investing activities	(26.8)	(277.9)	(11.2)	(7.2)	(323.1)

Financing activities:
Proceeds from issuance of common stock, net	—	—	—	—	—
Excess tax benefits from stock-based compensation	0.4	—	—	—	0.4
Payments to retire debt	—	(0.8)	(70.1)	—	(70.9)
(Increase) decrease in restricted cash	—	—	29.8	3.2	33.0
Shares repurchased	(18.0)	—	—	—	(18.0)
Dividends paid to common shareholders	(15.6)	—	—	—	(15.6)
Purchase of shares to satisfy employee tax on vested stock	(0.4)	—	—	—	(0.4)
Distributions to noncontrolling interest	—	—	(11.3)	—	(11.3)
Distributions to controlling interest in partially-owned subsidiaries	—	—	(7.2)	7.2	—
Change in intercompany financing between entities	(284.0)	339.0	(67.9)	12.9	—
Other	—	(0.7)	—	—	(0.7)
Net cash provided (required) by financing activities	(317.6)	337.5	(126.7)	23.3	(83.5)

Net increase (decrease) in cash and cash equivalents	(279.2)	(8.7)	(12.5)	3.2	(297.2)
Cash and cash equivalents at beginning of period	827.7	11.1	89.4	(40.3)	887.9
Cash and cash equivalents at end of period	$548.5	$2.4	$76.9	$(37.1)	$590.7

Statement of Cash Flows
Three Months Ended March 31, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating activities:
Net income	$226.4	$242.3	$85.0	$(320.7)	$233.0
Equity in earnings of subsidiaries, net of taxes	(252.4)	(68.1)	—	320.5	—
Other	86.0	(89.0)	(22.1)	(2.6)	(27.7)
Net cash provided (required) by operating activities	60.0	85.2	62.9	(2.8)	205.3

Investing activities:
(Increase) decrease in short-term marketable securities	(106.7)	—	—	—	(106.7)
Proceeds from railcar lease fleet sales	—	146.0	109.7	(31.4)	224.3
Proceeds from disposition of property, plant, equipment, and other assets	0.4	—	16.8	—	17.2
Capital expenditures – leasing	—	1.9	(32.9)	31.4	0.4
Capital expenditures – manufacturing and other	(3.3)	(7.6)	(38.2)	—	(49.1)
Acquisitions, net of cash acquired	—	—	(112.6)	—	(112.6)
(Increase) decrease in investment in partially-owned subsidiaries	—	3.3	—	(3.3)	—
Other	1.0	(1.0)	2.9	—	2.9
Net cash provided (required) by investing activities	(108.6)	142.6	(54.3)	(3.3)	(23.6)

Financing activities:
Proceeds from issuance of common stock, net	0.3	—	—	—	0.3
Excess tax benefits from stock-based compensation	0.4	—	—	—	0.4
Payments to retire debt	—	(0.8)	(52.3)	—	(53.1)
(Increase) decrease in restricted cash	—	—	6.7	(2.4)	4.3
Shares repurchased	(12.5)	—	—	—	(12.5)
Dividends paid to common shareholders	(11.6)	—	—	—	(11.6)
Purchase of shares to satisfy employee tax on vested stock	(0.1)	—	—	—	(0.1)
Distributions to noncontrolling interest	—	—	(5.4)	—	(5.4)
Distributions to controlling interest in partially-owned subsidiaries	—	—	(3.3)	3.3	—
Change in intercompany financing between entities	173.4	(228.1)	51.9	2.8	—
Other	—	(0.3)	—	—	(0.3)
Net cash provided (required) by financing activities	149.9	(229.2)	(2.4)	3.7	(78.0)

Net increase (decrease) in cash and cash equivalents	101.3	(1.4)	6.2	(2.4)	103.7
Cash and cash equivalents at beginning of period	409.8	2.1	44.0	(27.4)	428.5
Cash and cash equivalents at end of period	$511.1	$0.7	$50.2	$(29.8)	$532.2

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
•Executive Summary
•Results of Operations
•Liquidity and Capital Resources
•Contractual Obligations and Commercial Commitments
•Recent Accounting Pronouncements
•Forward-Looking Statements
Our MD&A should be read in conjunction with the unaudited consolidated financial statements of Trinity Industries, Inc. and subsidiaries ("Trinity", "Company", "we", and "our") and related Notes in Part I, Item 1 of the Quarterly Report on Form 10-Q and Item 8, Financial Statements and Supplementary Data, of the Annual Report on Form 10-K for the year-ended December 31, 2014.

Executive Summary

The Company’s revenues for the three months ended March 31, 2015 were $1,626.7 million representing an increase of $166.2 million or 11% over the same period in 2014. Operating profit for the three months ended March 31, 2015 decreased by 15% to $333.1 million compared to $391.3 million for the same period in 2014. The increase in revenues for the three months ended March 31, 2015, when compared to the prior year period, resulted primarily from higher shipment volumes and higher pricing due to increased overall demand and a more favorable product mix in our Rail Group. Revenues in our Energy Equipment Group increased primarily due to acquisitions while revenues increased for our Inland Barge Group as a result of higher shipping volumes offset partially by a less favorable product mix. Leasing and management revenues in our Leasing Group increased by over 10% while revenues from railcar sales totaled $78.7 million for the three months ended March 31, 2015 compared with $292.9 million for the first quarter of 2014. Overall operating profit decreased for the three months ended March 31, 2015, when compared with the prior year, primarily due to lower railcar sales from our Leasing Group during the period partially offset by increased volumes in our Rail and Energy Equipment Groups. Selling, engineering, and administrative expenses increased for the three months ended March 31, 2015, primarily due to increased compensation costs resulting from acquisitions and internal growth. The Company's headcount, including both production and non-production personnel, increased approximately 19% since March 31, 2014 and approximately 3% since the end of 2014 primarily due to production expansion and acquisitions. Net income for the three months ended March 31, 2015 was $189.0 million and decreased $44.0 million or 19% over the same period in 2014. Net income attributable to Trinity Industries, Inc. common stockholders for the three months ended March 31, 2015 was $180.2 million and decreased $46.2 million or 20% over the prior year period.

Our Rail and Inland Barge Groups and our structural wind towers, utility structures, and storage and distribution containers businesses operate in cyclical industries. Results in our Construction Products Group are subject to seasonal fluctuations with the first quarter historically being the weakest quarter. Railcar sales from the lease fleet are the primary driver of fluctuations in results in the Railcar Leasing and Management Services Group.

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

As of March 31, 2015 and 2014 our backlog of firm and noncancellable orders was as follows:

	March 31, 2015	March 31, 2014
	(in millions)
Rail Group
External Customers	$4,553.4	$4,233.3
Leasing Group	2,254.4	1,008.9
	$6,807.8	$5,242.2
Inland Barge Group	$565.4	$508.0
Wind towers	$390.7	$476.7

For the three months ended March 31, 2015, our rail manufacturing businesses received orders for 4,865 railcars. The increase in backlog as of March 31, 2015 compared with our backlog as of March 31, 2014 reflects the value of orders taken during the period. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery as directed by our customers. Deliveries for multi-year barge agreements are included in the backlog when specific production quantities for future years have been determined. The Company does not report backlog from its utility structures business because certain contracts contain partial order cancellation provisions.

During the three months ended March 31, 2015 and 2014, the Company received proceeds from the sale of leased railcars to Element Financial Corporation ("Element") under the strategic alliance with Element announced in December 2013 as follows:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$50.1	$277.9
Railcars owned more than one year at the time of sale	61.7	222.7
Rail Group	15.2	13.7
	$127.0	$514.3
Since the inception of our alliance, the Company has received proceeds of $1,114.7 million from the sale of leased railcars to Element.

In February 2015, our Leasing Group purchased all of the railcars that previously had been leased to the Leasing Group from one of the independent owner trusts for $121.1 million, resulting in the termination of the selling Trust and the Leasing Group's remaining future operating lease obligations to the selling Trust totaling $105.8 million. See Note 6 to the Consolidated Financial Statements for a description of lease arrangements with the independent owner trusts.

In April 2015, the TILC warehouse facility was increased to $1 billion and extended through April 2018. Borrowings under the facility totaled $101.4 million as of March 31, 2015. Under the renewed facility, $898.6 million was unused as of the renewal date, of which $642.3 million was available based on the amount of warehouse-eligible, unpledged equipment. Interest rate pricing remained unchanged under the renewed facility.

In March 2015, we completed the acquisition of the assets of a lightweight aggregates business in our Construction Products Group with facilities located in Louisiana, Alabama, and Arkansas for a purchase price of $46.4 million.

In March 2014, the Company’s Board of Directors authorized a $250 million share repurchase program that expires on December 31, 2015. Under the program, 721,040 shares were repurchased during the three months ended March 31, 2015, at a cost of approximately $25.0 million.

In May 2014, the Company's Board of Directors authorized a 2-for-1 stock split in the form of a 100% stock dividend. The additional shares were distributed on June 19, 2014, to shareholders of record at the close of business on June 5, 2014. All share and per share information, including dividends, has been retroactively adjusted to reflect the 2-for-1 stock split.

Results of Operations

Overall Summary

Revenues

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
	($ in millions)
Rail Group	$875.4	$269.1	$1,144.5	$601.1	$256.3	$857.4	33.5%
Construction Products Group	111.4	1.4	112.8	112.2	0.9	113.1	(0.3)
Inland Barge Group	153.1	—	153.1	136.9	—	136.9	11.8
Energy Equipment Group	241.5	58.6	300.1	167.0	43.6	210.6	42.5
Railcar Leasing and Management Services Group	244.2	0.6	244.8	442.2	0.9	443.1	(44.8)
All Other	1.1	27.0	28.1	1.1	22.1	23.2	21.1
Segment Totals before Eliminations	1,626.7	356.7	1,983.4	1,460.5	323.8	1,784.3	11.2
Eliminations – Lease subsidiary	—	(259.0)	(259.0)	—	(249.1)	(249.1)
Eliminations – Other	—	(97.7)	(97.7)	—	(74.7)	(74.7)
Consolidated Total	$1,626.7	$—	$1,626.7	$1,460.5	$—	$1,460.5	11.4

Our revenues for the three months ended March 31, 2015 increased by 11.4% from the prior year period. The increase was primarily due to higher shipment volumes and pricing due to increased overall demand and a more favorable product mix in our Rail Group combined with the effects of higher volumes in our Energy Equipment Group, primarily as a result of acquisitions in 2014, and our Inland Barge Group. Our Leasing Group experienced higher leasing and management revenues due to increased rental rates and net lease fleet additions and lower revenues from external railcar sales. Revenues from railcar sales in our Leasing Group totaled $78.7 million and $292.9 million for the three months ended March 31, 2015 and 2014, respectively.

Operating Costs

	Three Months Ended March 31,
	2015	2014
	(in millions)
Rail Group	$931.8	$689.9
Construction Products Group	104.5	91.4
Inland Barge Group	125.6	110.2
Energy Equipment Group	262.9	187.7
Railcar Leasing and Management Services Group	122.0	212.8
All Other	29.6	28.6
Segment Totals before Eliminations and Corporate Expenses	1,576.4	1,320.6
Corporate	26.7	23.1
Eliminations – Lease subsidiary	(210.7)	(199.8)
Eliminations – Other	(98.8)	(74.7)
Consolidated Total	$1,293.6	$1,069.2

Operating costs for the three months ended March 31, 2015 increased by 21.0% over the prior year period primarily due to higher shipment levels in our Rail, Energy Equipment, and Inland Barge Groups. Operating costs in our Leasing Group declined as a result of lower railcar sales during the three months ended March 31, 2015 over the prior year period. Operating costs in the Construction Products Group in 2014 included $11.2 million of certain property disposition gains. Selling, engineering, and administrative expenses increased for the three months ended March 31, 2015, primarily due to increased compensation costs resulting from acquisitions and internal growth. As a percentage of revenue, selling, engineering, and administrative expenses were 6.0% for the three months ended March 31, 2015 as compared to 5.7% for the same period in 2014.

Operating Profit (Loss)

	Three Months Ended March 31,
	2015	2014
	(in millions)
Rail Group	$212.7	$167.5
Construction Products Group	8.3	21.7
Inland Barge Group	27.5	26.7
Energy Equipment Group	37.2	22.9
Railcar Leasing and Management Services Group	122.8	230.3
All Other	(1.5)	(5.4)
Segment Totals before Eliminations and Corporate Expenses	407.0	463.7
Corporate	(26.7)	(23.1)
Eliminations – Lease subsidiary	(48.3)	(49.3)
Eliminations – Other	1.1	—
Consolidated Total	$333.1	$391.3

Our operating profit for the three months ended March 31, 2015 decreased primarily as a result of lower railcar sales in our Leasing Group. Operating profit from railcar sales totaled $40.5 million and $166.4 million for the three months ended March 31, 2015 and 2014, respectively. Operating profit in our Leasing Group from leasing and management revenues increased as a result of higher average rental rates and net fleet additions as well as decreased maintenance and rental expense. Rail Group operating profit increased as a result of higher shipments combined with increased pricing and a favorable product mix. The decrease in operating profit in the Construction Products Group included certain property disposition gains in 2014.

For a further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.

Other Income and Expense. Other income and expense is summarized in the following table:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Interest income	$(0.5)	$(0.4)
Interest expense	51.5	46.3
Other, net	(2.3)	(0.1)
Consolidated Total	$48.7	$45.8

Interest expense for the three months ended March 31, 2015 increased by $5.2 million from the prior year period primarily due to the issuance of the TRIP Master Funding Notes in May 2014 and the issuance of the Company's Senior Notes in September 2014.

Income Taxes. The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. Federal income tax rate and the Company’s effective income tax rate on income from continuing operations:

	Three Months Ended March 31,
	2015	2014
Statutory rate	35.0%	35.0%
State taxes	1.2	0.9
Domestic production activities deduction	(2.1)	(2.2)
Noncontrolling interest in partially-owned subsidiaries	(1.0)	(1.2)
Other, net	0.4	0.1
Effective rate	33.5%	32.6%

Our effective tax rate reflects the Company's estimate for 2015 of its state income tax expense, the current tax benefit available for U.S. manufacturing activities, and income attributable to the noncontrolling interests in TRIP Holdings and RIV 2013 for which no income tax expense is provided. See Note 5 of the Consolidated Financial Statements for a further explanation of activities with respect to TRIP Holdings and RIV 2013. See Note 13 of the Consolidated Financial Statements for a further discussion of income taxes. Income tax payments during the three months ended March 31, 2015 totaled $9.3 million. Income taxes payable at March 31, 2015 amounted to $38.2 million.

Segment Discussion

Rail Group

	Three Months Ended March 31,
	2015	2014	Percent
	($ in millions)		Change
Revenues:
Railcars	$1,107.2	$822.3	34.6%
Components and maintenance services	37.3	35.1	6.3
Total revenues	1,144.5	857.4	33.5

Operating costs:
Cost of revenues	915.2	674.7	35.6
Selling, engineering, and administrative costs	16.6	15.2	9.2
Operating profit	$212.7	$167.5	27.0
Operating profit margin	18.6%	19.5%

As of March 31, 2015 and 2014 our Rail Group backlog of railcars was as follows:

	As of March 31,
	2015	2014
	(in millions)
External Customers	$4,553.4	$4,233.3
Leasing Group	2,254.4	1,008.9
Total	$6,807.8	$5,242.2

The changes in the number of railcars in the Rail Group backlog are as follows:

	Three Months Ended March 31,
	2015	2014
Beginning balance	61,035	39,895
Orders received	4,865	9,625
Shipments	(8,710)	(6,890)
Ending balance	57,190	42,630

Revenues increased for the three months ended March 31, 2015 by 33.5% when compared to the same period in the prior year with approximately 80% of the increase resulting from an increase in unit deliveries and the remainder due to improved pricing and product mix changes. Cost of revenues increased for the three months ended March 31, 2015 by 35.6% compared to the same period in the prior year primarily due to an increase in unit deliveries.

Unit increases and higher prices increased total backlog dollars by 29.9% when comparing March 31, 2015 to the prior year. The average selling price in the backlog at March 31, 2015 was 3.2% lower as compared to March 31, 2014 due to product mix changes. The backlog dedicated to the Leasing Group is supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery as directed by our customers.

In the three months ended March 31, 2015, railcar shipments included sales to the Leasing Group of $259.0 million compared to $249.1 million in the comparable period in 2014, with a deferred profit of $48.3 million compared to $49.3 million for the same period in 2014.

Construction Products Group

	Three Months Ended March 31,
	2015	2014	Percent
	($ in millions)		Change
Revenues:
Highway Products	$52.8	$57.9	(8.8)%
Aggregates	37.9	36.5	3.8
Other	22.1	18.7	18.2
Total revenues	112.8	113.1	(0.3)

Operating costs:
Cost of revenues	86.9	87.4	(0.6)
Selling, engineering, and administrative costs	18.3	15.2	20.4
Property disposition gains	(0.7)	(11.2)	(93.8)
Operating profit	$8.3	$21.7	(61.8)
Operating profit margin	7.4%	19.2%

For the three months ended March 31, 2015, revenues were substantially unchanged compared to the same period in 2014 with higher volumes in our other product lines offset by lower volumes in our Highway Products business.

Cost of revenues was also substantially unchanged for the three months ended March 31, 2015 compared to the same period in 2014 while selling, engineering, and administrative costs increased by 20.4% for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to higher legal expenses and compensation costs. The property disposition gains for the three months ended March 31, 2014 primarily related to the sale of certain land held by our Aggregates business.

Inland Barge Group

	Three Months Ended March 31,
	2015	2014	Percent
	($ in millions)		Change
Revenues	$153.1	$136.9	11.8%

Operating costs:
Cost of revenues	121.7	106.2	14.6
Selling, engineering, and administrative costs	3.9	4.0	(2.5)
Operating profit	$27.5	$26.7	3.0
Operating profit margin	18.0%	19.5%

Revenues increased for the three months ended March 31, 2015 by 11.8% compared to the same period in 2014 primarily due to higher delivery volumes of hopper barges, partially offset by lower delivery volumes of tank barges. Cost of revenues increased at a higher rate than the increase in revenues for the three months ended March 31, 2015 when compared to the same period in the prior year due to product mix changes. Selling, engineering, and administrative costs were substantially unchanged for the three months ended March 31, 2015 compared to the same period in 2014.

As of March 31, 2015, the backlog for the Inland Barge Group was $565.4 million compared to $508.0 million as of March 31, 2014. Deliveries for multi-year barge agreements are included in the backlog when specific production quantities for future periods have been determined.

Energy Equipment Group

	Three Months Ended March 31,
	2015	2014	Percent
	($ in millions)		Change
Revenues:
Wind towers and utility structures	$168.7	$89.1	89.3%
Other	131.4	121.5	8.1
Total revenues	300.1	210.6	42.5

Operating costs:
Cost of revenues	242.6	174.2	39.3
Selling, engineering, and administrative costs	20.3	13.5	50.4
Operating profit	$37.2	$22.9	62.4
Operating profit margin	12.4%	10.9%

Revenues for the three months ended March 31, 2015 increased by 42.5% overall compared to the same period in 2014. Revenues from our wind towers and utility structures product line increased by 89.3% primarily due to an acquisition. Revenue from other product lines for the three months ended March 31, 2015 increased by 8.1% as a result of higher shipping volumes. Other revenues include results primarily from our storage and distribution containers and tank heads product lines.

Cost of revenues increased by 39.3% for the three months ended March 31, 2015 compared to 2014 while selling, engineering, and administrative costs increased by 50.4%. Almost all of the increase in operating costs for the three months ended March 31, 2015 was due to acquisitions.

The backlog for wind towers was $390.7 million and $476.7 million at March 31, 2015 and 2014, respectively. The Company does not report backlog from its utility structures business because certain contracts contain partial order cancellation provisions.

Railcar Leasing and Management Services Group

	Three Months Ended March 31,
	2015	2014	Percent
	($ in millions)		Change
Revenues:
Leasing and management	$166.1	$150.2	10.6%
Sales of railcars owned one year or less at the time of sale	78.7	292.9	*
Total revenues	$244.8	$443.1	(44.8)

Operating profit:
Leasing and management	$82.3	$63.9	28.8
Railcar sales:
Railcars owned one year or less at the time of sale	25.6	88.9
Railcars owned more than one year at the time of sale	14.9	77.5
Total operating profit	$122.8	$230.3	(46.7)

Operating profit margin:
Leasing and management	49.5%	42.5%
Railcar sales	*	*
Total operating profit margin	50.2%	52.0%

Selected expense information(1):
Depreciation	$34.1	$32.5	4.9
Maintenance	$19.9	$21.0	(5.2)
Rent	$11.8	$13.3	(11.3)
Interest	$37.9	$37.3	1.6
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

Total revenues decreased by 44.8% for the three months ended March 31, 2015 compared to 2014 due to a lower volume of railcar sales. Sixty percent of the increase in leasing and management revenues was due to higher average rental rates with the remaining increase due primarily to net fleet additions. During the three months ended March 31, 2015 and 2014, the Leasing Group received proceeds from the sale of leased railcars to Element Financial Corporation ("Element") under the strategic alliance with Element announced in December 2013 as follows:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Railcars owned one year or less at the time of sale	$50.1	$277.9
Railcars owned more than one year at the time of sale	61.7	222.7
	$111.8	$500.6

Operating profit decreased by 46.7% for the three months ended March 31, 2015 compared to 2014 due to a lower volume of railcar sales. Leasing and management profit increased due to higher average rental rates and net fleet additions in addition to decreased maintenance and rent expense. In February 2015, the Leasing Group purchased all of the railcars which previously had been leased to the Company from one of the independent owner trusts. As a result of this purchase, rent expense decreased for the three months ended March 31, 2015 when compared to 2014. See Note 6 to the Consolidated Financial Statements for a description of lease arrangements with the independent owner trusts.

The Leasing Group generally uses its non-recourse warehouse loan facility or cash to provide initial financing for a portion of the purchase price of the railcars. In April 2015, the TILC warehouse loan facility was increased to $1 billion and extended through April 2018. After initial financing, the Leasing Group generally obtains long-term financing for the railcars in the lease fleet through non-recourse asset-backed securities; long-term non-recourse operating leases pursuant to sales/leaseback transactions; long-term recourse debt such as equipment trust certificates; or third-party equity. See Other Financing Activities.

Information regarding the Leasing Group’s lease fleet follows:

	March 31, 2015	March 31, 2014
Number of railcars	76,170	73,545
Average age in years	7.8	7.4
Average remaining lease term in years	3.4	3.4
Fleet utilization	99.3%	99.5%

All Other

	Three Months Ended March 31,
	2015	2014	Percent
	($ in millions)		Change
Revenues	$28.1	$23.2	21.1%

Operating costs:
Cost of revenues	27.7	26.7	3.7
Selling, engineering, and administrative costs	2.1	1.6	31.3
Property disposition (gains) losses	(0.2)	0.3
Operating loss	$(1.5)	$(5.4)	(72.2)

Revenues increased by 21.1% for the three months ended March 31, 2015 compared to 2014 primarily due to increased revenues from our facilities maintenance operations and from our transportation company resulting from higher internal shipments. The decrease in operating loss for the three months ended March 31, 2015 was due to improved efficiency from these support activities, certain reserves recorded in 2014, and gains from certain property dispositions.

Corporate

	Three Months Ended March 31,
	2015	2014	Percent
	($ in millions)		Change
Operating costs	$26.7	$23.1	15.6%

Operating costs for the three months ended March 31, 2015 increased 15.6% due to higher compensation and legal expenses compared to 2014.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2015 and March 31, 2014:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Total cash provided by (required by):
Operating activities	$109.4	$205.3
Investing activities	(323.1)	(23.6)
Financing activities	(83.5)	(78.0)
Net increase (decrease) in cash and cash equivalents	$(297.2)	$103.7

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2015 was $109.4 million compared to net cash provided by operating activities of $205.3 million for the three months ended March 31, 2014. Cash flow provided by operating activities decreased primarily due to lower operating profits from lower lease fleet railcar sales in 2015 and decreased accrued liability levels.

Receivables at March 31, 2015 increased by $76.6 million or 16.5% from December 31, 2014 primarily due to higher receivables in our Rail Group. Raw materials inventory at March 31, 2015 was substantially unchanged since December 31, 2014 while finished goods inventory at March 31, 2015 decreased by $33.6 million or 18.2% since December 31, 2014 due to lower levels in our Rail Group. Accounts payable was substantially unchanged while accrued liabilities decreased by $103.3 million from December 31, 2014 primarily due to the payment of certain 2014 year end obligations and lower customer advances outstanding which totaled $119.9 million at March 31, 2015. We continually review reserves related to bad debt as well as the adequacy of lower of cost or market valuations related to accounts receivable and inventory.

Investing Activities. Net cash required by investing activities for the three months ended March 31, 2015 was $323.1 million compared to $23.6 million for the three months ended March 31, 2014. Capital expenditures for the three months ended March 31, 2015 were $336.9 million, which included $336.5 million for additions to the lease fleet less $53.1 million for the cost of sold lease fleet railcars owned one year or less. This compares to $48.7 million of capital expenditures for the same period last year, which included $203.6 million for additions to the lease fleet less $204.0 million for the cost of sold lease fleet railcars owned one year or less. Lease fleet additions during the first quarter of 2015 include the Company's purchase of the railcars which previously had been leased to the Leasing Group from one of the independent owner trusts for $121.1 million. Full-year manufacturing/corporate capital expenditures for 2015 are projected to range between $250.0 million and $300.0 million. For 2015, we expect the annual net cash investment in new railcars in our lease fleet to be between $105.0 million and $125.0 million after considering the expected proceeds received from leased railcar sales during the year and the purchase of railcars from the independent owner trust. Proceeds from the sale of property, plant, and equipment and other assets totaled $80.1 million for the three months ended March 31, 2015, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $78.5 million. This compares to $241.5 million for the same period in 2014, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $224.3 million. Net cash required related to acquisitions amounted to $45.5 million for the three months ended March 31, 2015. Short-term marketable securities for the three months ended March 31, 2015 increased by $25.0 million.

Financing Activities. Net cash required by financing activities during the three months ended March 31, 2015 was $83.5 million compared to $78.0 million of cash required by financing activities for the same period in 2014. During the three months ended March 31, 2015, we retired $70.9 million in debt as scheduled. During the three months ended March 31, 2014, we retired $53.1 million in debt as scheduled. Additionally, we repurchased shares of the Company stock under a share repurchase program as described further below. We intend to use our cash and committed credit facilities to fund the operations, expansions, and growth initiatives of the Company.

Other Investing and Financing Activities

At March 31, 2015 and for the three month period then ended, there were no borrowings under our $425.0 million revolving credit facility that matures on October 20, 2016. Interest on the revolving credit facility is calculated at Libor plus 1.50% or prime plus 0.50%. After subtracting $88.6 million for letters of credit outstanding, $336.4 million was available under the revolving credit facility as of March 31, 2015.

The TILC warehouse loan facility, established to finance railcars owned by TILC, had $101.4 million in outstanding borrowings as of March 31, 2015. In April 2015, the facility was increased to $1 billion and extended through April 2018. Under the renewed facility, $898.6 million was unused as of the renewal date, of which $642.3 million was available based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 1.95% at March 31, 2015. Interest rate pricing remained unchanged under the renewed facility. Amounts outstanding at maturity, absent renewal, are payable under the renewed facility in April 2019.

In March 2014, the Company’s Board of Directors authorized a $250 million share repurchase program that expires on December 31, 2015. Under the new program, 721,040 shares were repurchased during the three months ended March 31, 2015, at a cost of approximately $25.0 million. Certain shares of stock repurchased during March 2015, totaling $7.0 million, were cash settled in April 2015 in accordance with normal settlement practices.

During the three months ended March 31, 2015 and 2014, the Company received proceeds from the sale of leased railcars to Element Financial Corporation ("Element") under the strategic alliance with Element announced in December 2013 as follows:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$50.1	$277.9
Railcars owned more than one year at the time of sale	61.7	222.7
Rail Group	15.2	13.7
	$127.0	$514.3
Since the inception of our alliance, the Company has received proceeds of $1,114.7 million from the sale of leased railcars to Element.

In March 2015, we completed the acquisition of the assets of a lightweight aggregates business in our Construction Products Group with facilities located in Louisiana, Alabama, and Arkansas for a purchase price of $46.4 million.

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

Future Operating Requirements

We expect to finance future operating requirements with cash, cash equivalents and short-term marketable securities; cash flows from operations; and, depending on market conditions, short-term and long-term debt; and equity. Debt instruments that the Company has utilized include its revolving credit facility, the TILC warehouse facility, senior notes, convertible subordinated notes, asset-backed securities, and sale-leaseback transactions. The Company has also issued equity at various times. As of March 31, 2015, the Company had unrestricted cash and cash equivalent balances of $690.7 million, and $336.4 million available under its revolving credit facility. In April 2015, the TILC warehouse facility was increased to $1 billion and extended through April 2018. Under the renewed facility, $898.6 million was unused as of the renewal date, of which $642.3 million was available based on the amount of warehouse-eligible, unpledged equipment. The Company believes it has access to adequate capital resources to fund operating requirements and is an active participant in the capital markets.

Off Balance Sheet Arrangements

See Note 6 of the Consolidated Financial Statements for information about off balance sheet arrangements.

Derivative Instruments

We use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 of the Consolidated Financial Statements for discussion of how the Company valued its commodity hedges and interest rate swaps at March 31, 2015. See Note 11 of the Consolidated Financial Statements for a description of the Company's debt instruments.

Interest rate hedges

			Included in accompanying balance sheet at March 31, 2015
	Notional Amount	Interest Rate(1)	Liability	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(1.2)	$—
Promissory notes	$370.0	5.34%	$—	$0.5	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$9.5	$12.8
Open hedges:
TRIP Master Funding secured railcar equipment notes	$53.8	2.62%	$2.2	$0.9	$1.3
Promissory notes	$364.2	4.13%	$2.5	$1.6	$—

(1)	Weighted average fixed interest rate

	Effect on interest expense - increase/(decrease)
	Three Months Ended March 31,		Expected effect during next twelve months(1)
	2015	2014

Expired hedges:
2006 secured railcar equipment notes	$(0.1)	$(0.1)	$(0.3)
Promissory notes	$0.7	$0.8	$0.5
TRIP Holdings warehouse loan	$1.3	$1.3	$4.9
Open hedges:
TRIP Master Funding secured railcar equipment notes	$0.3	$0.4	$1.1
Promissory notes	$3.7	$3.9	$2.5
(1) Based on the fair value of open hedges as of March 31, 2015

During 2005 and 2006, we entered into interest rate swap derivatives in anticipation of issuing our 2006 Secured Railcar Equipment Notes. These derivative instruments, with a notional amount of $200.0 million, were settled in 2006 and fixed the interest rate on a portion of the related debt issuance. These derivative instrument transactions are being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in Accumulated Other Comprehensive Loss ("AOCL") through the date the related debt issuance closed in 2006. The balance is being amortized over the term of the related debt. The effect on interest expense is due to amortization of the AOCL balance.

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

Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $4.9 million of additional interest expense expected to be recognized during the twelve months following March 31, 2015. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with an initial notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The effect on interest expense is primarily a result of monthly interest settlements.

See Note 11 of the Consolidated Financial Statements regarding the related debt instruments.

Other Derivatives

Natural gas and diesel fuel

We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The effect on operating income for these instruments was not significant. The amount recorded in the consolidated balance sheet as of March 31, 2015 for these instruments was a liability of $1.4 million.

Foreign exchange hedge

We may enter into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. The amounts recorded in the consolidated financial statements as of March 31, 2015 for these instruments were not significant. These instruments are short term with quarterly maturities and no remaining balance in AOCL as of March 31, 2015.

Contractual Obligation and Commercial Commitments

As of March 31, 2015, contractual obligations related to letters of credit decreased to $91.1 million from $92.0 million as of December 31, 2014. Refer to Note 11 of the Consolidated Financial Statements for changes to our outstanding debt and maturities. Contractual obligations that relate to operating leases including sale/leaseback transactions were substantially unchanged as of March 31, 2015 except for the $105.8 million reduction in lease obligations resulting from the termination of one of the owner trusts. See Note 6 of the Consolidated Financial Statements regarding operating lease obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our market risks since December 31, 2014 as set forth in Item 7A of our 2014 Form 10-K. Refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of debt-related activity and the impact of hedging activity for the three months ended March 31, 2015.

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

As stated in the notes to the consolidated financial statements included in our 2014 Form 10-K, the Company acquired the assets of Meyer Steel Structures ("Meyer") on August 18, 2014 and has not yet included Meyer in our assessment of the effectiveness of our internal control over financial reporting. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include any disclosure controls and procedures of Meyer that are also part of Meyer's internal control over financial reporting. For the first quarter ended March 31, 2015, Meyer represented less than 8% of our consolidated total revenues and, as of March 31, 2015, represented less than 8% of its consolidated total assets.

Internal Controls over Financial Reporting

The Company maintains a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management’s general or specific authorization; transactions are recorded as necessary 1) to permit preparation of financial statements in conformity with generally accepted accounting principles, and 2) to maintain accountability for assets; access to assets is permitted only in accordance with management’s general or specific authorization; and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. During the period covered by this report, except as described in the preceding paragraph regarding the Meyer acquisition, there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting. The Company is currently evaluating Meyer's processes, information technology systems, and other components of internal controls over financial reporting as a part of the Company's integration activities which may result in periodic control changes.

PART II

Item 1. Legal Proceedings

The information provided in Note 18 of the Consolidated Financial Statements is hereby incorporated into this Part II, Item 1 by reference.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of our 2014 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended March 31, 2015:

Period	Number of Shares Purchased(1)	Average Price Paid per Share (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2015 through January 31, 2015	204	$26.86	—	$218,529,671
February 1, 2015 through February 28, 2015	1,139	$30.17	—	$218,529,671
March 1, 2015 through March 31, 2015	734,342	$34.60	721,040	$193,551,333
Total	735,685	$34.59	721,040	$193,551,333

(1) These columns include the following transactions during the three months ended March 31, 2015: (i) the surrender to the Company of 13,499 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, (ii) the purchase of 1,146 shares of common stock by the Trustee for assets held in a non-qualified employee profit-sharing plan trust, and (iii) the purchase of 721,040 shares of common stock on the open market as part of the stock repurchase program.

(2) In March 2014, the Company’s Board of Directors authorized a $250 million share repurchase program that expires on December 31, 2015. Under the program, 721,040 shares were repurchased during the three months ended March 31, 2015, at a cost of approximately $25.0 million. The approximate dollar value of shares that were eligible to be repurchased under such share repurchase program is shown as of the end of such month or quarter.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-Q.

Item 5. Other Information

None.

Item 6. Exhibits

NO.	DESCRIPTION
4.1
Second Supplemental Indenture dated March 24, 2015, by and among Trinity Industries, Inc., certain of its subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee (filed herewith).

10.1
Guaranty Amendment dated March 24, 2015 to Third Amended and Restated Credit Agreement dated as of October 20, 2011 among Trinity Industries, Inc. as Borrower, JP Morgan Chase Bank, N.A., individually and as Administrative Agent, and certain other Lenders as become parties thereto from time to time (filed herewith).

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
Registrant
James E. Perry
Senior Vice President and
Chief Financial Officer
April 24, 2015

INDEX TO EXHIBITS

NO.	DESCRIPTION
4.1
Second Supplemental Indenture dated March 24, 2015, by and among Trinity Industries, Inc., certain of its subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee (filed herewith).

10.1
Guaranty Amendment dated March 24, 2015 to Third Amended and Restated Credit Agreement dated as of October 20, 2011 among Trinity Industries, Inc. as Borrower, JP Morgan Chase Bank, N.A., individually and as Administrative Agent, and certain other Lenders as become parties thereto from time to time (filed herewith).

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