Form 10-Q
period 2015-06-30
TRINITY INDUSTRIES INC
filed 2015-07-24
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At July 15, 2015 the number of shares of common stock outstanding was 154,454,497.

TRINITY INDUSTRIES, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions, except per share amounts)
Revenues:
Manufacturing	$1,445.4	$1,259.9	$2,827.9	$2,278.2
Leasing	231.4	225.4	475.6	667.6
	1,676.8	1,485.3	3,303.5	2,945.8
Operating costs:
Cost of revenues:
Manufacturing	1,101.8	970.2	2,186.3	1,764.9
Leasing	117.8	128.1	244.4	407.4
	1,219.6	1,098.3	2,430.7	2,172.3
Selling, engineering, and administrative expenses:
Manufacturing	69.4	56.0	130.7	105.5
Leasing	12.7	10.7	23.0	21.7
Other	32.3	29.7	59.0	52.8
	114.4	96.4	212.7	180.0
Gains on dispositions of property:
Net gains on railcar lease fleet sales owned more than one year at the time of sale	30.1	9.7	45.0	87.2
Other	10.0	1.7	10.9	12.6
	40.1	11.4	55.9	99.8
Total operating profit	382.9	302.0	716.0	693.3
Other (income) expense:
Interest income	(0.5)	(0.7)	(1.0)	(1.1)
Interest expense	50.6	46.9	102.1	93.2
Other, net	(0.7)	(1.2)	(3.0)	(1.3)
	49.4	45.0	98.1	90.8
Income before income taxes	333.5	257.0	617.9	602.5
Provision for income taxes	112.7	83.9	208.1	196.4
Net income	220.8	173.1	409.8	406.1
Net income attributable to noncontrolling interest	8.8	8.9	17.6	15.5
Net income attributable to Trinity Industries, Inc.	$212.0	$164.2	$392.2	$390.6

Net income attributable to Trinity Industries, Inc. per common share:
Basic	$1.36	$1.05	$2.52	$2.51
Diluted	$1.33	$1.01	$2.46	$2.43
Weighted average number of shares outstanding:
Basic	150.7	151.0	151.0	150.5
Diluted	154.2	157.4	154.3	155.6
Dividends declared per common share	$0.110	$0.100	$0.210	$0.175
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Net income	$220.8	$173.1	$409.8	$406.1
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized losses arising during the period, net of tax expense (benefit) of $-, $(0.1), $0.2, and $0.3	—	(0.6)	(0.3)	(1.8)
Reclassification adjustments for losses included in net income, net of tax benefit of $1.0, $1.9, $3.1, and $3.9	2.6	4.2	6.4	8.5
Currency translation adjustment	1.2	—	(2.6)	—
Defined benefit plans:
Amortization of net actuarial losses, net of tax benefit of $0.5, $0.1, $1.0, and $0.2	0.8	0.2	1.6	0.4
	4.6	3.8	5.1	7.1
Comprehensive income	225.4	176.9	414.9	413.2
Less: comprehensive income attributable to noncontrolling interest	9.7	9.5	19.1	16.8
Comprehensive income attributable to Trinity Industries, Inc.	$215.7	$167.4	$395.8	$396.4
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2015	December 31, 2014
	(unaudited)
	(in millions)
ASSETS
Cash and cash equivalents	$583.8	$887.9
Short-term marketable securities	—	75.0
Receivables, net of allowance	557.5	405.3
Income tax receivable	35.3	58.6
Inventories:
Raw materials and supplies	534.3	585.4
Work in process	248.5	298.2
Finished goods	207.1	184.8
	989.9	1,068.4
Restricted cash, including partially-owned subsidiaries of $92.4 and $91.9	197.3	234.7
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $2,258.9 and $2,261.2	6,955.4	6,586.0
Less accumulated depreciation, including partially-owned subsidiaries of $292.9 and $261.3	(1,761.5)	(1,683.1)
	5,193.9	4,902.9
Goodwill	754.2	773.2
Other assets	320.3	327.8
	$8,632.2	$8,733.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$273.4	$295.4
Accrued liabilities	529.5	709.6
Debt:
Recourse, net of unamortized discount of $52.3 and $60.0	835.4	829.3
Non-recourse:
Wholly-owned subsidiaries	1,024.0	1,207.8
Partially-owned subsidiaries	1,480.9	1,515.9
	3,340.3	3,553.0
Deferred income	28.3	36.4
Deferred income taxes	645.3	632.6
Other liabilities	114.1	109.4
	4,930.9	5,336.4
Stockholders’ equity:
Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – shares authorized – at June 30, 2015 – 400.0; at December 31, 2014 – 200.0	1.5	155.7
Capital in excess of par value	558.8	463.2
Retained earnings	2,849.6	2,489.9
Accumulated other comprehensive loss	(108.3)	(111.9)
Treasury stock	(1.0)	(1.0)
	3,300.6	2,995.9
Noncontrolling interest	400.7	401.5
	3,701.3	3,397.4
	$8,632.2	$8,733.8
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2015	2014
	(in millions)
Operating activities:
Net income	$409.8	$406.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130.4	111.0
Stock-based compensation expense	31.3	23.5
Excess tax benefits from stock-based compensation	(12.8)	(23.6)
Benefit for deferred income taxes	(4.9)	(19.6)
Net gains on railcar lease fleet sales owned more than one year at the time of sale	(45.0)	(87.2)
Gains on dispositions of property	(10.9)	(12.6)
Non-cash interest expense	16.1	15.0
Other	0.5	(2.1)
Changes in assets and liabilities:
(Increase) decrease in receivables	(128.8)	(136.5)
(Increase) decrease in inventories	81.7	(176.4)
(Increase) decrease in restricted cash	(9.4)	25.0
(Increase) decrease in other assets	(7.0)	(19.0)
Increase (decrease) in accounts payable	(22.0)	73.7
Increase (decrease) in accrued liabilities	(150.7)	(21.1)
Increase (decrease) in other liabilities	3.7	1.2
Net cash provided by operating activities	282.0	157.4

Investing activities:
(Increase) decrease in short-term marketable securities	75.0	(68.8)
Proceeds from dispositions of property	4.8	21.0
Proceeds from railcar lease fleet sales owned more than one year at the time of sale	167.4	242.1
Capital expenditures – leasing, net of sold lease fleet railcars owned one year or less with a net cost of $96.0 and $257.6	(419.4)	(49.5)
Capital expenditures – manufacturing and other	(100.7)	(107.5)
Acquisitions, net of cash acquired	(46.2)	(118.8)
Divestitures	51.3	—
Other	5.2	0.3
Net cash required by investing activities	(262.6)	(81.2)

Financing activities:
Proceeds from issuance of common stock, net	0.2	0.4
Excess tax benefits from stock-based compensation	12.8	23.6
Payments to retire debt	(471.0)	(90.1)
Proceeds from issuance of debt	242.4	332.1
(Increase) decrease in restricted cash	46.8	(12.8)
Shares repurchased	(75.0)	(17.5)
Dividends paid to common shareholders	(31.1)	(23.2)
Purchase of shares to satisfy employee tax on vested stock	(27.2)	(38.1)
Contributions from noncontrolling interest	—	49.6
Distributions to noncontrolling interest	(19.9)	(12.3)
Other	(1.5)	(1.1)
Net cash (required) provided by financing activities	(323.5)	210.6
Net (decrease) increase in cash and cash equivalents	(304.1)	286.8
Cash and cash equivalents at beginning of period	887.9	428.5
Cash and cash equivalents at end of period	$583.8	$715.3
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value)
Balances at December 31, 2014	155.7	$155.7	$463.2	$2,489.9	$(111.9)	(0.1)	$(1.0)	$2,995.9	$401.5	$3,397.4
Net income	—	—	—	392.2	—	—	—	392.2	17.6	409.8
Other comprehensive income	—	—	—	—	3.6	—	—	3.6	1.5	5.1
Cash dividends on common stock	—	—	—	(32.5)	—	—	—	(32.5)	—	(32.5)
Restricted shares, net	2.1	—	32.8	—	—	(0.9)	(28.7)	4.1	—	4.1
Shares repurchased	—	—	—	—	—	(2.4)	(75.0)	(75.0)	—	(75.0)
Stock options exercised	—	—	0.2	—	—	—	—	0.2	—	0.2
Excess tax benefits from stock-based compensation	—	—	12.1	—	—	—	—	12.1	—	12.1
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(19.9)	(19.9)
Retirement of treasury stock	(3.3)	—	(103.7)	—	—	3.3	103.7	—	—	—
Change in par value of common stock	—	(154.2)	154.2	—	—	—	—	—	—	—
Balances at June 30, 2015	154.5	$1.5	$558.8	$2,849.6	$(108.3)	(0.1)	$(1.0)	$3,300.6	$400.7	$3,701.3
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity”, “Company”, “we”, or “our”) including the accounts of its wholly-owned subsidiaries and its partially-owned subsidiaries, TRIP Rail Holdings LLC (“TRIP Holdings”) and RIV 2013 Rail Holdings LLC ("RIV 2013"), in which the Company has a controlling interest. In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of June 30, 2015, and the results of operations for the three and six months ended June 30, 2015 and 2014, and cash flows for the six months ended June 30, 2015 and 2014, have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Because of seasonal and other factors, the results of operations for the six months ended June 30, 2015 may not be indicative of expected results of operations for the year ending December 31, 2015. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2014.

Stockholders' Equity

In March 2014, the Company’s Board of Directors authorized a $250 million share repurchase program that expires on December 31, 2015. Under the program, 1,669,764 shares and 2,390,804 shares, respectively, were repurchased during the three and six months ended June 30, 2015, at a cost of approximately $50.0 million and $75.0 million, respectively. During the three and six months ended June 30, 2014, the Company repurchased 63,600 shares and 340,146 shares, respectively, at a cost of approximately $2.5 million and $12.5 million, respectively.

In May 2015, the Company's stockholders approved amendments to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock from 200 million to 400 million and reducing the par value of the Company's common stock to $0.01 per share from $1.00 per share.

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

Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments including restricted cash, short-term marketable securities, and receivables. The Company places its cash investments and short-term marketable securities in bank deposits and investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer. Concentrations of credit risk with respect to receivables are limited due to control procedures that monitor the credit worthiness of customers, the large number of customers in the Company's customer base, and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance for doubtful accounts based upon the expected collectibility of all receivables. Receivable balances determined to be uncollectible are charged against the allowance. The carrying values of cash, short-term marketable securities, receivables, and accounts payable are considered to be representative of their respective fair values. At June 30, 2015, one customer's net receivable balance in our Rail Group accounted for 11% of the consolidated net receivables balance outstanding.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers," ("ASU 2014-09") providing common revenue recognition guidance for U.S. GAAP. Under ASU 2014-09, an entity recognizes revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires additional detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact this standard will have on our consolidated financial statements.

Reclassifications

Certain prior year balances have been reclassified in the consolidated statements of operations and cash flows to conform to the 2015 presentation.

Note 2. Acquisitions and Divestitures

The Company's acquisition and divestiture activities are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Acquisitions:
Purchase price	$—	$7.7	$46.2	$125.3
Net cash paid	$—	$6.2	$46.2	$118.8
Goodwill recorded	$—	$5.1	$—	$87.2

Divestitures:
Proceeds	$51.3	$—	$51.3	$—
Gain recognized	$7.8	$—	$7.8	$—
Goodwill charged off	$17.3	$—	$17.3	$—

In March 2015, we completed the acquisition of the assets of a lightweight aggregates business in our Construction Products Group with facilities located in Louisiana, Alabama, and Arkansas. As of June 30, 2015, the acquisition was recorded based on a preliminary valuation of the acquired assets and liabilities at their acquisition date fair value using level three inputs. Such assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level. See Note 3 Fair Value Accounting for a discussion of inputs in determining fair value.

In June 2015, we sold the assets of our galvanizing business which included six facilities in Texas, Mississippi, and Louisiana, recognizing a gain of $7.8 million which is included in gains on other dispositions of property in the accompanying consolidated statements of operations. The assets and results of operations for this divestiture were included in the Construction Products Group.

With regard to the acquisition of the assets of Meyer Steel Structures (“Meyer”) in August 2014, the purchase price allocation continues to be preliminary as of June 30, 2015 due to the size and complexity of Meyer. We expect to complete our purchase price allocation as soon as reasonably possible not to exceed one year from the acquisition date. The following table represents our preliminary purchase price allocation as of June 30, 2015:

June 30, 2015
(in millions)
Accounts receivable	$29.4
Inventories	36.1
Property, plant, and equipment	70.5
Goodwill	409.1
Other assets	76.0
Accounts payable	(15.4)
Accrued liabilities	(10.1)
Total net assets acquired	$595.6

Note 3. Fair Value Accounting

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of June 30, 2015
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$338.9	$—	$—	$338.9
Restricted cash	197.3	—	—	197.3
Total assets	$536.2	$—	$—	$536.2

Liabilities:
Interest rate hedge:(1)
Partially-owned subsidiaries	$—	$1.9	$—	$1.9
Fuel derivative instruments(1)	—	0.6	—	0.6
Total liabilities	$—	$2.5	$—	$2.5

	Fair Value Measurement as of December 31, 2014
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$415.2	$—	$—	$415.2
Restricted cash	234.7	—	—	234.7
Total assets	$649.9	$—	$—	$649.9

Liabilities:
Interest rate hedges:(1)
Wholly-owned subsidiaries	$—	$6.4	$—	$6.4
Partially-owned subsidiaries	—	2.0	—	2.0
Fuel derivative instruments(1)	—	2.1	—	2.1
Total liabilities	$—	$10.5	$—	$10.5
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

The carrying amounts and estimated fair values of our long-term debt are as follows:

	June 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Recourse:
Senior notes	$399.6	$385.4	$399.6	$387.0
Convertible subordinated notes	449.5	567.1	449.5	593.9
Less: unamortized discount	(51.9)		(59.6)
	397.6		389.9
Capital lease obligations	37.5	37.5	39.1	39.1
Other	0.7	0.7	0.7	0.7
	835.4	990.7	829.3	1,020.7
Non-recourse:
2006 secured railcar equipment notes	214.0	229.8	223.0	245.6
Promissory notes	—	—	363.9	362.7
2009 secured railcar equipment notes	184.0	213.5	188.8	227.7
2010 secured railcar equipment notes	303.9	322.8	311.5	344.0
TILC warehouse facility	322.1	322.1	120.6	120.6
TRL 2012 secured railcar equipment notes (RIV 2013)	459.9	446.3	472.2	470.3
TRIP Master Funding secured railcar equipment notes	1,021.0	1,067.3	1,043.7	1,121.4
	2,504.9	2,601.8	2,723.7	2,892.3
Total	$3,340.3	$3,592.5	$3,553.0	$3,913.0

The estimated fair value of our senior notes and convertible subordinated notes were based on a quoted market price in a market with little activity as of June 30, 2015 and December 31, 2014, respectively (Level 2 input). The estimated fair values of our 2006, 2009, 2010, and 2012 secured railcar equipment notes, promissory notes, and TRIP Rail Master Funding LLC (“TRIP Master Funding”) secured railcar equipment notes are based on our estimate of their fair value as of June 30, 2015 and December 31, 2014, respectively. These values were determined by discounting their future cash flows at the current market interest rate (Level 3 inputs). The carrying value of our Trinity Industries Leasing Company (“TILC”) warehouse facility approximates fair value because the interest rate adjusts to the market interest rate (Level 3 input). The fair values of all other financial instruments are estimated to approximate carrying value. See Note 11 Debt for a description of the Company's long-term debt.

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

The financial information for these segments is shown in the tables below. We operate principally in North America.

Three Months Ended June 30, 2015

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$884.2	$226.1	$1,110.3	$227.7
Construction Products Group	148.9	2.4	151.3	21.3
Inland Barge Group	187.8	—	187.8	40.7
Energy Equipment Group	223.3	58.6	281.9	36.3
Railcar Leasing and Management Services Group	231.4	6.7	238.1	137.7
All Other	1.2	25.6	26.8	(0.1)
Segment Totals before Eliminations and Corporate	1,676.8	319.4	1,996.2	463.6
Corporate	—	—	—	(32.3)
Eliminations – Lease subsidiary	—	(215.5)	(215.5)	(49.9)
Eliminations – Other	—	(103.9)	(103.9)	1.5
Consolidated Total	$1,676.8	$—	$1,676.8	$382.9

Three Months Ended June 30, 2014

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$760.7	$134.9	$895.6	$176.0
Construction Products Group	149.9	1.8	151.7	22.4
Inland Barge Group	165.4	—	165.4	30.9
Energy Equipment Group	183.2	44.4	227.6	28.3
Railcar Leasing and Management Services Group	225.4	6.1	231.5	102.4
All Other	0.7	27.4	28.1	(2.6)
Segment Totals before Eliminations and Corporate	1,485.3	214.6	1,699.9	357.4
Corporate	—	—	—	(29.7)
Eliminations – Lease subsidiary	—	(128.6)	(128.6)	(26.9)
Eliminations – Other	—	(86.0)	(86.0)	1.2
Consolidated Total	$1,485.3	$—	$1,485.3	$302.0

Six Months Ended June 30, 2015

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$1,759.6	$495.2	$2,254.8	$440.4
Construction Products Group	260.3	3.8	264.1	29.6
Inland Barge Group	340.9	—	340.9	68.2
Energy Equipment Group	464.8	117.2	582.0	73.5
Railcar Leasing and Management Services Group	475.6	7.3	482.9	260.5
All Other	2.3	52.6	54.9	(1.6)
Segment Totals before Eliminations and Corporate	3,303.5	676.1	3,979.6	870.6
Corporate	—	—	—	(59.0)
Eliminations – Lease subsidiary	—	(474.5)	(474.5)	(98.2)
Eliminations – Other	—	(201.6)	(201.6)	2.6
Consolidated Total	$3,303.5	$—	$3,303.5	$716.0

Six Months Ended June 30, 2014

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$1,361.8	$391.2	$1,753.0	$343.5
Construction Products Group	262.1	2.7	264.8	44.1
Inland Barge Group	302.3	—	302.3	57.6
Energy Equipment Group	350.2	88.0	438.2	51.2
Railcar Leasing and Management Services Group	667.6	7.0	674.6	332.7
All Other	1.8	49.5	51.3	(8.0)
Segment Totals before Eliminations and Corporate	2,945.8	538.4	3,484.2	821.1
Corporate	—	—	—	(52.8)
Eliminations – Lease subsidiary	—	(377.7)	(377.7)	(76.2)
Eliminations – Other	—	(160.7)	(160.7)	1.2
Consolidated Total	$2,945.8	$—	$2,945.8	$693.3

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
At June 30, 2015, the Company's carrying value of its investment in TRIP Holdings and RIV 2013 totaled $228.2 million representing the Company's weighted average 39% ownership interest. The remaining 61% weighted average interest is owned by institutional investors. The Company's investments in its partially-owned leasing subsidiaries are eliminated in consolidation.
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
The assets of each of TRIP Master Funding and TRL 2012 may only be used to satisfy the particular subsidiary's liabilities, and the creditors of each of TRIP Master Funding and TRL 2012 have recourse only to the particular subsidiary's assets. Each of TILC and the third-party equity investors receive distributions from TRIP Holdings and RIV 2013, when allowed, in proportion to its respective equity interests, and has an interest in the net assets of the partially-owned subsidiaries upon a liquidation event in the same proportion. TILC is paid fees for the services it provides to TRIP Master Funding and TRL 2012 and has the potential to earn certain incentive fees. With respect to TRIP Holdings as of June 30, 2015, TILC has a commitment that expires in May 2016 to provide additional equity funding of up to $5.7 million for the purchase of railcars and satisfaction of certain other liabilities of TRIP Holdings. The third-party equity investors in TRIP Holdings have a similar commitment that expires in May 2016 to provide up to $12.9 million of additional equity funding. TILC and the third-party equity investors may have additional commitments to provide equity funding to TRIP Holdings that expire in May 2019 contingent upon certain returns on investment in TRIP Holdings and other conditions being met.

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

Note 6. Railcar Leasing and Management Services Group

The Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet management, maintenance, and leasing services. Selected consolidating financial information for the Leasing Group is as follows:

	June 30, 2015
	Leasing Group
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash, cash equivalents, and short-term marketable securities	$3.6	$—	$580.2	$583.8
Property, plant, and equipment, net	$2,919.7	$1,966.0	$919.2	$5,804.9
Net deferred profit on railcars sold to the Leasing Group				(611.0)
Consolidated property, plant and equipment, net				$5,193.9
Restricted cash	$104.9	$92.4	$—	$197.3
Debt:
Recourse	$37.5	$—	$850.2	$887.7
Less: unamortized discount	—	—	(52.3)	(52.3)
	37.5	—	797.9	835.4
Non-recourse	1,024.0	1,480.9	—	2,504.9
Total debt	$1,061.5	$1,480.9	$797.9	$3,340.3
Net deferred tax liabilities	$652.1	$0.9	$(23.6)	$629.4

	December 31, 2014
	Leasing Group
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash, cash equivalents, and short-term marketable securities	$11.9	$—	$951.0	$962.9
Property, plant, and equipment, net	$2,599.2	$1,999.9	$861.0	$5,460.1
Net deferred profit on railcars sold to the Leasing Group				(557.2)
Consolidated property, plant and equipment, net				$4,902.9
Restricted cash	$142.8	$91.9	$—	$234.7
Debt:
Recourse	$39.1	$—	$850.2	$889.3
Less: unamortized discount	—	—	(60.0)	(60.0)
	39.1	—	790.2	829.3
Non-recourse	1,207.8	1,515.9	—	2,723.7
Total debt	$1,246.9	$1,515.9	$790.2	$3,553.0
Net deferred tax liabilities	$658.2	$0.9	$(44.1)	$615.0

Net deferred profit on railcars sold to the Leasing Group consists of intersegment profit that is eliminated in consolidation and is, therefore, not allocated to an operating segment. See Note 5 Partially-Owned Leasing Subsidiaries and Note 11 Debt for a further discussion regarding the Company’s investment in its partially-owned leasing subsidiaries and the related indebtedness.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percent	2015	2014	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$178.2	$160.7	10.9%	$344.3	$310.9	10.7%
Sales of railcars owned one year or less at the time of sale	59.9	70.8	*	138.6	363.7	*
Total revenues	$238.1	$231.5	2.9	$482.9	$674.6	(28.4)

Operating profit:
Leasing and management	$90.6	$75.5	20.0	$172.9	$139.4	24.0
Railcar sales:
Railcars owned one year or less at the time of sale	17.0	17.2		42.6	106.1
Railcars owned more than one year at the time of sale	30.1	9.7		45.0	87.2
Total operating profit	$137.7	$102.4	34.5	$260.5	$332.7	(21.7)

Operating profit margin:
Leasing and management	50.8%	47.0%		50.2%	44.8%
Railcar sales	*	*		*	*
Total operating profit margin	57.8%	44.2%		53.9%	49.3%

Selected expense information(1):
Depreciation	$35.8	$32.2	11.2	$69.9	$64.7	8.0
Maintenance	$21.4	$20.0	7.0	$41.3	$41.0	0.7
Rent	$9.6	$13.3	(27.8)	$21.4	$26.6	(19.5)
Interest	$36.4	$38.1	(4.5)	$74.3	$75.4	(1.5)
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

During the six months ended June 30, 2015 and 2014, the Company received proceeds from the sale of leased railcars to Element Financial Corporation ("Element") under the strategic alliance with Element announced in December 2013 as follows:

	Six Months Ended June 30,
	2015	2014
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$110.0	$331.4
Railcars owned more than one year at the time of sale	127.5	222.7
Rail Group	111.7	81.6
	$349.2	$635.7

Since the inception of our alliance, the Company has received proceeds of $1,336.9 million from the sale of leased railcars to Element.

Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured predominantly by the Rail Group and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Leasing Group primarily enters into operating leases. Future contractual minimum rental revenues on leases are as follows:

	Remaining six months of 2015	2016	2017	2018	2019	Thereafter	Total
	(in millions)
Future contractual minimum rental revenue	$264.8	$461.8	$387.9	$307.9	$224.1	$339.4	$1,985.9

Debt. The Leasing Group’s debt at June 30, 2015 consisted of both recourse and non-recourse debt. As of June 30, 2015, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $1,525.4 million which is pledged as collateral for Leasing Group debt held by those subsidiaries, including equipment with a net book value of $44.8 million securing capital lease obligations. The net book value of unpledged equipment at June 30, 2015 was $1,326.2 million. See Note 11 Debt for the form, maturities, and descriptions of Leasing Group debt.

Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is nonrecourse to its members, including Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. TRIP Master Funding equipment with a net book value of $1,375.0 million is pledged as collateral for the TRIP Master Funding debt. TRL 2012 equipment with a net book value of $591.0 million is pledged solely as collateral for the TRL 2012 secured railcar equipment notes. See Note 5 Partially-Owned Leasing Subsidiaries for a description of TRIP Holdings and RIV 2013.

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

These Leasing Group subsidiaries had total assets as of June 30, 2015 of $146.8 million, including cash of $52.4 million and railcars of $67.4 million. The subsidiaries' cash, railcars, and an interest in each sublease are pledged to collateralize the lease obligations to the Trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiaries’ lease obligations. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties to be available to Trinity. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future contractual minimum rental revenues related to these leases due to the Leasing Group are as follows:

	Remaining six months of 2015	2016	2017	2018	2019	Thereafter	Total
	(in millions)
Future operating lease obligations of Trusts’ railcars	$14.9	$29.3	$29.2	$29.2	$28.8	$170.2	$301.6
Future contractual minimum rental revenues of Trusts’ railcars	$25.9	$46.2	$37.9	$28.5	$19.4	$32.9	$190.8

Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to operating leases other than leases discussed above are as follows:

	Remaining six months of 2015	2016	2017	2018	2019	Thereafter	Total
	(in millions)
Future operating lease obligations	$6.5	$12.8	$12.1	$12.0	$9.5	$28.7	$81.6
Future contractual minimum rental revenues	$10.2	$18.6	$12.9	$6.7	$3.7	$5.9	$58.0

Operating lease obligations totaling $15.5 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries. See Note 6 of the December 31, 2014 Consolidated Financial Statements filed on Form 10-K for a detailed explanation of these financing transactions.

Note 7. Derivative Instruments

We use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 Fair Value Accounting for discussion of how the Company valued its commodity hedges and interest rate swap at June 30, 2015. See Note 11 Debt for a description of the Company's debt instruments.

Interest rate hedges

			Included in accompanying balance sheet at June 30, 2015
	Notional Amount	Interest Rate(1)	Liability	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(1.2)	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$9.0	$12.1
Open hedge:
TRIP Master Funding secured railcar equipment notes	$51.2	2.62%	$1.9	$0.8	$1.0

(1)	Weighted average fixed interest rate

	Effect on interest expense - increase/(decrease)
	Three Months Ended June 30,		Six Months Ended June 30,		Expected effect during next twelve months(1)
	2015	2014	2015	2014
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$(0.1)	$(0.1)	$(0.2)	$(0.2)	$(0.3)
Promissory notes	$0.5	$0.7	$1.2	$1.5	$—
TRIP Holdings warehouse loan	$1.2	$1.3	$2.5	$2.6	$4.9
Open hedges:
TRIP Master Funding secured railcar equipment notes	$0.4	$0.4	$0.7	$0.8	$1.1
Promissory notes	$1.6	$3.8	$5.3	$7.7	$—
(1) Based on the fair value of open hedges as of June 30, 2015

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

During 2006 and 2007, we entered into interest rate swap derivatives in anticipation of issuing our Promissory Notes. These derivative instruments, with a notional amount of $370.0 million, were settled in 2008 and fixed the interest rate on a portion of the related debt issuance. These derivative instrument transactions were being accounted for as cash flow hedges with changes in the fair value of the instruments of $24.5 million recorded as a loss in AOCL through the date the related debt issuance closed in 2008. The balance was being amortized over the term of the related debt. These derivative instruments were fully amortized in May 2015. The effect on interest expense is due to amortization of the AOCL balance.

In 2008, we entered into an interest rate swap derivative instrument to fix the variable Libor component of the Promissory Notes. This derivative instrument expired in May 2015 and was being accounted for as a cash flow hedge. The effect on interest expense is primarily a result of monthly interest settlements.

Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan.

In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $4.9 million of additional interest expense expected to be recognized during the twelve months following June 30, 2015. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with a notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The effect on interest expense is primarily a result of monthly interest settlements.

See Note 11 Debt regarding the related debt instruments.

Other Derivatives

Natural gas and diesel fuel

We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The effect on operating income for these instruments was not significant. The amount recorded in the consolidated balance sheet as of June 30, 2015 for these instruments was a liability of $0.6 million.

Foreign exchange

We may enter into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. The amounts recorded in the consolidated financial statements as of June 30, 2015 for these instruments were not significant. These instruments are short term with quarterly maturities and no remaining balance in AOCL as of June 30, 2015.

Note 8. Property, Plant, and Equipment

The following table summarizes the components of property, plant, and equipment as of June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
	(in millions)
Manufacturing/Corporate:
Land	$85.0	$81.4
Buildings and improvements	554.3	548.2
Machinery and other	1,036.5	975.7
Construction in progress	104.3	76.4
	1,780.1	1,681.7
Less accumulated depreciation	(860.9)	(820.7)
	919.2	861.0
Leasing:
Wholly-owned subsidiaries:
Machinery and other	10.7	10.7
Equipment on lease	3,516.7	3,189.6
	3,527.4	3,200.3
Less accumulated depreciation	(607.7)	(601.1)
	2,919.7	2,599.2
Partially-owned subsidiaries:
Equipment on lease	2,258.9	2,261.2
Less accumulated depreciation	(292.9)	(261.3)
	1,966.0	1,999.9

Net deferred profit on railcars sold to the Leasing Group	(611.0)	(557.2)
	$5,193.9	$4,902.9

Note 9. Goodwill

Goodwill by segment is as follows:

	June 30, 2015	December 31, 2014
		(as reported)
	(in millions)
Rail Group	$134.6	$134.6
Construction Products Group	111.0	128.3
Energy Equipment Group	506.8	508.5
Railcar Leasing and Management Services Group	1.8	1.8
	$754.2	$773.2

The decrease in the Construction Products Group goodwill as of June 30, 2015 is due to divestiture activities during the six months ended June 30, 2015. See Note 2 Acquisitions and Divestitures.

Note 10. Warranties

The changes in the accruals for warranties for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Beginning balance	$20.4	$15.2	$17.8	$14.7
Warranty costs incurred	(1.7)	(1.3)	(3.4)	(2.1)
Warranty originations and revisions	3.3	4.3	9.0	6.6
Warranty expirations	(1.5)	(1.1)	(2.9)	(2.1)
Ending balance	$20.5	$17.1	$20.5	$17.1

Note 11. Debt

The following table summarizes the components of debt as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(in millions)
Corporate – Recourse:
Revolving credit facility	$—	$—
Senior notes, net of unamortized discount of $0.4 and $0.4	399.6	399.6
Convertible subordinated notes, net of unamortized discount of $51.9 and $59.6	397.6	389.9
Other	0.7	0.7
	797.9	790.2
Leasing – Recourse:
Capital lease obligations	37.5	39.1
Total recourse debt	835.4	829.3

Leasing – Non-recourse:
Wholly-owned subsidiaries:
2006 secured railcar equipment notes	214.0	223.0
Promissory notes	—	363.9
2009 secured railcar equipment notes	184.0	188.8
2010 secured railcar equipment notes	303.9	311.5
TILC warehouse facility	322.1	120.6
	1,024.0	1,207.8
Partially-owned subsidiaries:
TRL 2012 secured railcar equipment notes (RIV 2013)	459.9	472.2
TRIP Master Funding secured railcar equipment notes	1,021.0	1,043.7
	1,480.9	1,515.9
Total non–recourse debt	2,504.9	2,723.7
Total debt	$3,340.3	$3,553.0

In May 2015, we renewed and extended our unsecured corporate revolving credit facility through May 2020, increasing the size of the facility from $425.0 million to $600.0 million. The facility was previously scheduled to mature in October 2016. As of June 30, 2015, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $88.6 million, leaving $511.4 million available for borrowing. Other than these letters of credit, there were no borrowings under our revolving credit facility as of June 30, 2015, or for the six month period then ended. Of the outstanding letters of credit as of June 30, 2015, approximately $20.0 million is expected to expire in 2015 and the remainder in 2016. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew each year. Trinity’s revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. As of June 30, 2015, we were in compliance with all such financial covenants. Borrowings under the credit facility bear interest at a defined index rate plus a margin and are guaranteed by certain 100%-owned subsidiaries of the Company.

The Company's 3 7/8% Convertible Subordinated Notes are recorded net of unamortized discount to reflect their underlying economics by capturing the value of the conversion option as borrowing costs. As of June 30, 2015 and December 31, 2014, capital in excess of par value included $92.5 million related to the estimated value of the Convertible Subordinated Notes’ conversion options, in accordance with ASC 470-20. Debt discount recorded in the consolidated balance sheet is being amortized through June 1, 2018 to yield an effective annual interest rate of 8.42% based upon the estimated market interest rate for comparable non-convertible debt as of the issuance date of the Convertible Subordinated Notes. Total interest expense recognized on the Convertible Subordinated Notes for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Coupon rate interest	$4.3	$4.3	$8.7	$8.7
Amortized debt discount	3.9	3.6	7.7	7.1
	$8.2	$7.9	$16.4	$15.8

Holders of the Convertible Subordinated Notes may convert their notes under the following circumstances: 1) if the daily closing price of our common stock is greater than or equal to 130% of the conversion price during 20 of the last 30 trading days of the preceding calendar quarter; 2) upon notice of redemption; or 3) upon the occurrence of specified corporate transactions pursuant to the terms of the applicable indenture. Upon conversion, the Company is required to pay cash up to the aggregate principal amount of the Convertible Subordinated Notes to be converted. Any conversion obligation in excess of the aggregate principal amount of the Convertible Subordinated Notes to be converted may be settled in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election. The conversion price, which is subject to adjustment upon the occurrence of certain events, was $25.11 per share as of June 30, 2015. The Convertible Subordinated Notes were not subject to conversion as of July 1, 2015. See Note 17 Earnings Per Common Share for an explanation of the effects of the Convertible Subordinated Notes on earnings per share. The Company has not entered into any derivatives transactions associated with these notes.

In May 2015, Trinity Rail Leasing VI LLC ("TRL VI"), a wholly-owned subsidiary of the Company owned through TILC, repaid the Promissory Notes in full for approximately $340.0 million. The Promissory Notes were issued by TRL VI in 2008 and secured by a diversified portfolio of leased railcars and certain cash reserves. The Promissory Notes had an effective interest rate of 5.63%, after consideration of interest rate hedges. Per the original terms of the Promissory Notes, the borrowing margin was scheduled to increase by 0.50% in May 2015.

The TILC warehouse loan facility, established to finance railcars owned by TILC, had $322.1 million in outstanding borrowings as of June 30, 2015. In April 2015, the facility was increased to $1 billion and extended through April 2018. Under the renewed facility, $677.9 million was unused and available as of June 30, 2015 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 1.95% at June 30, 2015. Interest rate pricing remained unchanged under the renewed facility. Amounts outstanding at maturity, absent renewal, are payable under the renewed facility in April 2019.

Terms and conditions of other debt, including recourse and non-recourse provisions, are described in Note 11 of the December 31, 2014 Consolidated Financial Statements filed on Form 10-K.The remaining principal payments under existing debt agreements as of June 30, 2015, after considering the extension of the TILC Warehouse facility in April 2015, are as follows:

	Remaining six months of 2015	2016	2017	2018	2019	Thereafter
	(in millions)
Recourse:
Corporate	$0.2	$0.2	$0.3	$—	$—	$849.5
Leasing – capital lease obligations (Note 6)	1.6	3.5	3.7	28.7	—	—
Non-recourse – leasing (Note 6):
2006 secured railcar equipment notes	9.6	21.8	24.0	25.3	28.0	105.3
2009 secured railcar equipment notes	4.8	6.5	6.3	6.4	11.2	148.8
2010 secured railcar equipment notes	7.7	14.9	13.7	10.0	7.6	250.0
TILC warehouse facility	5.2	10.4	10.4	10.4	2.6	—
TRL 2012 secured railcar equipment notes (RIV 2013)	10.9	22.3	22.9	23.1	22.2	358.5
TRIP Master Funding secured railcar equipment notes	23.2	39.8	29.2	41.8	50.1	836.9
Facility termination payments - TILC warehouse facility	—	—	—	—	283.1	—
Total principal payments	$63.2	$119.4	$110.5	$145.7	$404.8	$2,549.0

Note 12. Other, Net

Other, net (income) expense consists of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Foreign currency exchange transactions	$(0.6)	$(0.3)	$(1.8)	$0.1
Gain (loss) on equity investments	—	(0.4)	0.1	(0.6)
Other	(0.1)	(0.5)	(1.3)	(0.8)
Other, net	$(0.7)	$(1.2)	$(3.0)	$(1.3)

Note 13. Income Taxes

The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. Federal income tax rate and the Company’s effective income tax rate on income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	1.2	0.9	1.2	0.9
Domestic production activities deduction	(1.8)	(2.2)	(1.9)	(2.2)
Noncontrolling interest in partially-owned subsidiaries	(0.9)	(1.1)	(0.9)	(1.2)
Other, net	0.3	—	0.3	0.1
Effective rate	33.8%	32.6%	33.7%	32.6%

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

We have various subsidiaries in Mexico that file separate tax returns and are subject to examination by taxing authorities at different times. The 2007 tax year of one of our Mexican subsidiaries is still under review for transfer pricing purposes only, and its statute of limitations remains open through the later of the resolution of the MAP or July 2018. In addition, one of our Mexican subsidiaries is under examination for its 2011 tax year. The remaining entities are generally open for their 2009 tax years and forward.

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

Unrecognized tax benefits

The change in unrecognized tax benefits for the six months ended June 30, 2015 and 2014 was as follows:

	Six Months Ended June 30,
	2015	2014
	(in millions)
Beginning balance	$62.3	$55.0
Additions for tax positions related to the current year	2.7	2.6
Reductions for tax positions of prior years	(0.1)	(0.1)
Settlements	(0.2)	—
Ending balance	$64.7	$57.5

Additions for tax positions related to the current year in the amounts of $2.7 million and $2.6 million recorded in the six months ended June 30, 2015 and 2014, respectively, were amounts provided for tax positions that will be taken for Federal and state income tax purposes when we file those tax returns. The reductions in tax positions of prior years of $0.1 million and $0.1 million for the six months ended June 30, 2015 and 2014, respectively, were primarily related to changes in state taxes. Settlements during the six months ended June 30, 2015 were due to a state tax position effectively settled upon audit. The total amount of unrecognized tax benefits including interest and penalties at June 30, 2015 and 2014, that would affect the Company’s overall effective tax rate if recognized was $15.3 million and $14.0 million, respectively.

Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of June 30, 2015 and December 31, 2014 was $12.1 million and $11.6 million, respectively. Income tax expense for the three and six months ended June 30, 2015, included an increase in income tax expense of $0.3 million and $0.5 million in interest expense and penalties, respectively, related to uncertain tax positions. Income tax expense for the three and six months ended June 30, 2014, included an increase in income tax expense of $0.2 million and $0.4 million in interest expense and penalties, respectively, related to uncertain tax positions.

Note 14. Employee Retirement Plans

The following table summarizes the components of net retirement cost for the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Expense Components
Defined benefit:
Service cost	$0.1	$0.1	$0.2	$0.2
Interest	5.0	5.0	10.0	10.0
Expected return on plan assets	(7.6)	(7.7)	(15.2)	(15.4)
Amortization of actuarial loss	1.3	0.3	2.6	0.6
	(1.2)	(2.3)	(2.4)	(4.6)
Profit sharing	5.1	5.2	10.4	8.9
Multiemployer plan	0.5	—	1.1	—
Net retirement cost	$4.4	$2.9	$9.1	$4.3

Trinity contributed $4.7 million and $8.1 million to the Company's defined benefit pension plans for the three and six months ended June 30, 2015, respectively. Trinity contributed $3.5 million and $7.6 million to the Company's defined benefit pension plans for the three and six months ended June 30, 2014, respectively. Total contributions to the Company's defined benefit pension plans in 2015 are expected to be approximately $19.7 million. The Company participates in a multiemployer defined benefit plan under the terms of a collective-bargaining agreement that covers certain union-represented employees. The Company contributed $0.6 million and $1.3 million to the multiemployer plan for the three and six months ended June 30, 2015, respectively. Total contributions to this plan for 2015 are expected to be approximately $2.0 million.

Note 15. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the six months ended June 30, 2015 are as follows:

	Currency translation adjustments	Unrealized loss on derivative financial instruments	Net actuarial gains/(losses) of defined benefit plans	Accumulated Other Comprehensive Loss
	(in millions)
Balances at December 31, 2014	$(18.5)	$(6.6)	$(86.8)	$(111.9)
Other comprehensive loss, net of tax, before reclassifications	(2.6)	(0.3)	—	(2.9)
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $-, $3.1, $1.0, and $4.1	—	6.4	1.6	8.0
Less: noncontrolling interest	—	(1.5)	—	(1.5)
Other comprehensive income (loss)	(2.6)	4.6	1.6	3.6
Balances at June 30, 2015	$(21.1)	$(2.0)	$(85.2)	$(108.3)

See Note 7 Derivative Instruments for information on the reclassification of amounts in accumulated other comprehensive loss into earnings. Reclassifications of unrealized before-tax losses on derivative financial instruments are included in interest expense in the consolidated statements of operations. Approximately $2.2 million of the before-tax reclassification of net actuarial gains/(losses) of defined benefit plans are included in cost of revenues with the remainder included in selling, engineering, and administrative expenses in the consolidated statements of operations for the six months ended June 30, 2015.

Note 16. Stock-Based Compensation

Stock-based compensation totaled approximately $14.9 million and $31.3 million for the three and six months ended June 30, 2015, respectively. Stock-based compensation totaled approximately $12.6 million and $23.5 million for the three and six months ended June 30, 2014, respectively.

Note 17. Earnings Per Common Share

Basic net income attributable to Trinity Industries, Inc. per common share is computed by dividing net income attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of basic unrestricted common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted net income attributable to Trinity per common share includes 1) the net impact of unvested restricted shares and shares that could be issued under outstanding stock options and 2) the incremental shares calculated by dividing the value of the conversion obligation in excess of the Convertible Subordinated Notes' aggregate principal amount by the average price of the Company's common stock during the period. Total weighted average restricted shares and antidilutive stock options were 7.0 million shares and 7.3 million shares for the three and six months ended June 30, 2015, respectively. Total weighted average restricted shares and antidilutive stock options were 7.7 million shares and 7.9 million shares for the three and six months ended June 30, 2014, respectively.

The computation of basic and diluted net income attributable to Trinity Industries, Inc. follows.

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
	(in millions, except per share amounts)
Net income attributable to Trinity Industries, Inc.	$212.0			$164.2
Unvested restricted share participation	(6.5)			(5.5)
Net income attributable to Trinity Industries, Inc. – basic	205.5	150.7	$1.36	158.7	151.0	$1.05
Effect of dilutive securities:
Stock options	—	—		—	0.1
Convertible subordinated notes	0.1	3.5		0.2	6.3
Net income attributable to Trinity Industries, Inc. – diluted	$205.6	154.2	$1.33	$158.9	157.4	$1.01

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
	(in millions, except per share amounts)
Net income attributable to Trinity Industries, Inc.	$392.2			$390.6
Unvested restricted share participation	(12.2)			(13.3)
Net income attributable to Trinity Industries, Inc. – basic	380.0	151.0	$2.52	377.3	150.5	$2.51
Effect of dilutive securities:
Stock options	—	—		—	0.1
Convertible subordinated notes	0.2	3.3		0.4	5.0
Net income attributable to Trinity Industries, Inc. – diluted	$380.2	154.3	$2.46	$377.7	155.6	$2.43

Note 18. Contingencies

Highway products litigation

Federal False Claims Act case

We previously reported the filing of a False Claims Act (“FCA”) complaint in the United States District Court for the Eastern District of Texas, Marshall Division (“District Court”) styled Joshua Harman, on behalf of the United States of America, Plaintiff/Relator v. Trinity Industries, Inc., Defendant, Case No. 2:12-cv-00089-JRG (E.D. Tex.). In this case, the relator, Mr. Joshua Harman, alleged the Company violated the FCA pertaining to sales of the Company's ET-Plus® System, a highway guardrail end-terminal (“ET Plus”). On October 20, 2014, a trial in this case concluded with a jury verdict stating that the Company and its subsidiary, Trinity Highway Products, LLC (“Trinity Highway Products”), “knowingly made, used or caused to be made or used, a false record or statement material to a false or fraudulent claim" awarding $175.0 million in damages. Following the jury verdict, the District Court ordered the parties to engage in good faith negotiations in an effort to reach a settlement of the matter. Recently, on June 9th, the parties reported to the District Court that despite mutual best efforts, the parties were not successful at resolving their disputes. On the same day, following denial of the Company’s post-verdict motion for judgment as a matter of law, the District Court entered judgment on the verdict in the total amount of $682.4 million, comprised of $175.0 million in damages, which amount is automatically trebled under the FCA to $525.0 million, plus $138.4 million in civil penalties and $19.0 million in costs and attorney’s fees.

On June 23, 2015, the District Court approved the Company’s posting of a supersedeas bond in the amount of $686.0 million (the “Bond”) and ordered a stay of the execution of the District Court’s June 9, 2015 entry of judgment of $682.4 million against the Company pending resolution of all appeals. The Company obtained the Bond on an unsecured basis for an initial annual premium of $3.9 million.

The Company maintains that Mr. Harman’s allegations are without merit. On July 7, 2015, the Company filed a Motion for New Trial with the District Court. If the District Court denies the motion, the Company intends to file a notice of appeal to the United States Court of Appeals for the Fifth Circuit (“Fifth Circuit”). The Motion for New Trial, related filings and any appellate review will result in legal expenses which are expensed as incurred.

Texas A&M Transportation Institute (“TTI”), a member of The Texas A&M University System, designed the technology employed in the ET Plus. The Texas A&M University System is the owner of patents issued by the U.S. Patent Office that cover the ET Plus. Trinity Highway Products manufactures and markets the ET Plus pursuant to an exclusive license granted by The Texas A&M University System. Trinity Highway Products contracted with TTI to conduct crash testing of the ET Plus to demonstrate compliance with the required crash test criteria set out in National Cooperative Highway Research Program Report 350 (“Report 350”). In addition, TTI prepared and provided to Trinity Highway Products the test reports on the performance of the ET Plus. These reports were reviewed by the Federal Highway Administration (the “FHWA”) in their acceptance of the product for use on the national highway system and their determination of the product’s eligibility for Federal-aid reimbursement. In a memorandum dated June 17, 2014, the FHWA confirmed that “The Trinity ET Plus with 4-inch guide channels became eligible for Federal-aid reimbursement under FHWA letter CC-94 on September 2, 2005. In addition, the device is eligible for reimbursement under FHWA letters CC-94A and CC-120.” In this memorandum the FHWA confirmed that the reimbursement eligibility applies at guardrail heights from 27 ¾" to 31". The memorandum goes on to state that an “unbroken chain of eligibility for Federal-aid reimbursement has existed since September 2, 2005 and the ET Plus continues to be eligible today.”

Preceding the October 2014 trial in this matter, the Company filed a Petition for Writ of Mandamus with the Fifth Circuit based, in part, on the District Court’s failure to apply precedential case law. The Fifth Circuit denied this petition, but expressed concern regarding the District Court’s failure to issue a reasoned ruling rejecting the Company’s prior motions for judgment as a matter of law. The Fifth Circuit also stated that the FHWA’s authoritative memorandum of June 17, 2014 appears to compel the conclusion that the FHWA, after due consideration of all the facts, found the ET Plus sufficiently compliant with federal safety standards and therefore fully eligible, in the past, present and future, for Federal-aid reimbursement claims. Additionally, the Fifth Circuit noted that a strong argument could be made that the Company’s actions were neither material nor were any false claims based on false certifications presented to the government. We believe this reinforces our prospects for a successful outcome.

Crash testing and FHWA assessments

Following the October 20, 2014 jury verdict, the FHWA requested that the Company conduct eight separate crash tests pursuant to crash test criteria required in Report 350. On October 24, 2014, due to the FHWA’s request for additional ET Plus crash tests, the Company announced that it would suspend shipment of the ET Plus to customers. The FHWA-requested tests were conducted in December 2014 and January 2015 at Southwest Research Institute, an FHWA-approved and independent research facility. Following completion of the first four tests at a 27 ¾" guardrail installation height, and again after completion of the second four tests at a 31" guardrail installation height, the FHWA reported that the ET Plus passed all tests. The eight test results validate Trinity Highway Products' long standing position that when properly installed and maintained, the ET Plus performs to Report 350 safety criteria at both installation heights. On March 11, 2015, the FHWA and the American Association of State Highway and Transportation Officials ("AASHTO") released the findings of a joint task force, comprised of representatives from the FHWA, AASHTO, the state Departments of Transportation of South Dakota, New Hampshire, Missouri, Ohio, Delaware, and Wyoming, and the Ministry of Transportation of Ontario, Canada, that evaluated field measurement data collected by FHWA engineers from more than 1,000 4-inch ET Plus devices installed on roadways throughout the country. This joint task force concluded there is no evidence to suggest that there are multiple versions of the 4-inch ET Plus on the nation's roadways. This task force also concluded that the ET Plus end terminals crash tested at Southwest Research Institute between December 2014 and January 2015 were representative of the devices installed across the country.

The Company's Motion for New Trial is pending. If denied, the Company will vigorously pursue its rights of appeal of the $682.4 million judgment to the Fifth Circuit. Based on information currently available to the Company including the significance of successful completion of eight, post-verdict crash tests of the ET Plus; conclusions reached by the FHWA’s first joint task force founded upon such crash tests; and the FHWA's published field observations and research reported by the first joint task force regarding ET Plus systems installed on the nation's roadways; we do not believe that a loss is probable in this matter, therefore no accrual has been included in the accompanying consolidated financial statements.

The Federal Highway Administration formed a second joint task force to further evaluate the in service performance of the ET Plus through the collection and analysis of a broad array of data. The FHWA has stated that the second joint task force will report its findings this summer, at which time we will perform a thorough analysis before resuming any shipment of the product to customers.

Revenues from sales of the ET Plus in the United States, included in the Construction Products Group, totaled approximately $35.1 million and $46.0 million for the years ended December 31, 2014 and 2013, respectively, and 0.6% and 1.1% of the Company’s consolidated revenues, respectively, for those years. There were no revenues from the sales of the product for the six months ended June 30, 2015 as a result of the Company’s action to suspend shipments of the product.

State, county, and municipal actions

Trinity is aware of 40 states and the District of Columbia that have removed the ET Plus from their respective qualified products list. Mr. Harman filed a qui tam action pursuant to the Virginia Fraud Against Taxpayers Act (“VFATA”), entitled Commonwealth of Virginia ex rel. Joshua M. Harman v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. CL13-698 (Circuit Court, Richmond, Virginia), alleging the Company violated the VFATA pertaining to sales of the ET Plus. The Commonwealth of Virginia, in addition to evaluating a potential replacement of certain ET Plus products installed on Virginia roadways, has intervened in Mr. Harman's Virginia state action. Mr. Harman and the Commonwealth of Virginia are seeking damages, civil penalties, attorneys’ fees, costs and interest. Mr. Harman has also filed a qui tam action pursuant to the Indiana False Claims and Whistleblower Protection Act (“INFCA”), entitled State of Indiana ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 49D06-1407-PL-024117 (in the Sixth Court of Marion County, Indiana), alleging the Company violated the INFCA pertaining to sales of the ET Plus. Mr. Harman is seeking damages, civil penalties, attorneys’ fees, costs and interest under the INFCA. On April 7, 2015, the Attorney General of the State of Indiana filed its Notice of Election to Decline Intervention in the matter. On May 27, 2015, the Marion County Superior Court ordered the complaint filed by Mr. Harman unsealed. Mr. Harman has also filed a qui tam action pursuant to the Delaware False Claims and Reporting Act (“DFCA”), entitled State of Delaware ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Civ. No. N14C-06-227 MMJ CCLD (In the Superior Court of the State of Delaware In and For New Castle County), alleging the Company violated the DFCA pertaining to sales of the ET Plus. Mr. Harman is seeking damages, civil penalties, attorneys’ fees, costs and interest under the DFCA. On September 10, 2014, the Attorney General of the State of Delaware filed its Notice of Election to Decline Intervention in the matter. On or about May 5, 2015, the Delaware Superior Court ordered the complaint filed by Mr. Harman unsealed. The Company believes these state qui tam lawsuits are without merit and intends to vigorously defend all allegations. Other states could take similar or different actions, and could be considering similar state false claims or other litigation against the Company. While the financial impacts of such actions, if filed, are currently unknown, they could be material.

The Company is aware of three class action lawsuits involving claims pertaining to the ET Plus. The Company has been served in a lawsuit filed November 6, 2014, titled Hamilton County, Illinois and Macon County, Illinois, Individually and on behalf of all Other Counties in the State of Illinois vs. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 3:14-cv-1320 (Southern District of Illinois). This complaint was later amended to substitute St. Clair County, Illinois for Hamilton County as a lead plaintiff. The case is being brought by plaintiffs for and on behalf of themselves and the other 101 counties of the State of Illinois. The plaintiffs allege that the Company and Trinity Highway Products made a series of un-tested modifications to the ET Plus and falsely certified that the modified ET Plus was acceptable for use on the nation’s highways based on federal testing standards and approval for Federal-aid reimbursement. The plaintiffs also allege breach of express and implied warranties, violation of the Illinois Uniform Deceptive Trade Practices Act and unjust enrichment, for which plaintiffs seek actual damages related to purchases of the ET Plus, compensatory damages for establishing a common fund for class members, punitive damages, and injunctive relief. This lawsuit has been stayed by order of the Court.

The Company has also been served in a lawsuit filed February 11, 2015 titled The Corporation of the City of Stratford and Trinity Industries, Inc., Trinity Highway Products, LLC, and Trinity Industries Canada, Inc., Case No. 15-2622 CP, pending in Ontario Superior Court of Justice. The alleged class in this matter has been identified as persons in Canada who purchased and/or used an ET Plus guardrail end terminal. The plaintiff alleges that Trinity Industries, Inc., Trinity Highway Products, LLC, and Trinity Industries Canada, Inc., failed to warn of dangers associated with undisclosed modifications to the ET Plus guardrail end terminals, breached an implied warranty, breached a duty of care, and were negligent. The plaintiff is seeking $400.0 million in compensatory damages and $100.0 million in punitive damages. Alternatively, the plaintiff claims the right to an accounting or other restitution remedy for disgorgement of the revenues generated by the sale of the modified ET Plus in Canada.

The Company has been served in a lawsuit filed February 25, 2015, titled La Crosse County, individually and on behalf of all others similarly situated vs. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 15-cv-117 (Western District of Wisconsin). The case is being brought by the plaintiffs for and on behalf of themselves and all other purchasers of allegedly defective ET Pluses, including proposed statewide and nationwide classes. The plaintiff alleges that the Company and Trinity Highway Products made a series of un-tested modifications to the ET Plus and falsely certified that the modified ET Plus was acceptable for use on the nation’s highways based on federal testing standards and approval for Federal-aid reimbursement. The plaintiff also alleges strict liability design defect, breach of contract, breach of express and implied warranties, violation of the Wisconsin Uniform Deceptive Trade Practices Act, and unjust enrichment. The plaintiff seeks a declaratory judgment that the ET Plus is defective, actual damages related to class-wide purchases of the ET Plus, punitive damages, statutory penalties, interest, and injunctive relief.

The Company believes each of these class action lawsuits is without merit and intends to vigorously defend all allegations. While the financial impacts of these three county and municipal class action lawsuits are currently unknown, they could be material.

Based on the information currently available to the Company, we currently do not believe that a loss is probable in any one or more of these actions, therefore no accrual has been included in the accompanying consolidated financial statements. Because of the complexity of these actions as well as the current status of certain of these actions, we are not able to estimate a range of possible losses with respect to any one or more of these actions.

Federal grand jury subpoena

On April 28, 2015, the Company received a federal subpoena from the U.S. Department of Justice through the U.S. Attorney for the District of Massachusetts. The subpoena requests documents from 1999 through the present relating to the ET 2000 and ET Plus guardrail end-terminal products. The Company is cooperating with this request.

Product liability cases

The Company is currently defending a number of product liability lawsuits in several different states that are alleged to involve the ET Plus. These cases are diverse in light of the randomness of collisions in general and the fact that each accident involving roadside devices such as an ET Plus, or any other fixed object along the highway has its own unique facts and circumstances. Report 350 recognizes that performance of even the most carefully researched roadside device is subject to physical laws and the crash worthiness of vehicles. The Company expects the judgment in the FCA case, coupled with the media attention such judgment has generated, will prompt the plaintiff’s bar to seek out individuals involved in collisions with an ET Plus as potential clients, which may result in additional product liability lawsuits being filed against the Company. The Company carries general liability insurance to mitigate the impact of adverse judgment exposures in these product liability cases. To the extent that the Company believes that a loss is probable with respect to these product liability cases, the accrual for such losses is included in the amounts described below under Other Matters.

Shareholder class actions

On April 27, 2015, The White Family Trust, Individually and On Behalf of All Other Similarly Situated v. Trinity Industries, Inc., Timothy R. Wallace, and James E. Perry, Case No. (3:15-CV-1304) was filed in U.S. District Court in the Northern District of Texas.  The complaint alleges that defendants Trinity Industries, Inc., Timothy R. Wallace, and James E. Perry violated Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and Section 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements and/or by failing to disclose material facts about Trinity’s ET Plus and the FCA case styled Joshua Harman, on behalf of the United States of America, Plaintiff/Relator v. Trinity Industries, Inc., Defendant, Case No. 2:12-cv-00089-JRG (E.D. Tex.). The White Family Trust voluntarily dismissed its case on June 22, 2015. Three complaints alleging similar claims have also been filed.  Paul Panes, Individually and On Behalf of All Other Similarly

Situated v. Trinity Industries, Inc., Timothy R. Wallace, and James E. Perry, Case No. (3:15-CV-1316) was filed in U.S. District Court in the Northern District of Texas on April 28, 2015 (“Panes”).  Panes voluntarily dismissed its case on June 18, 2015.  Thomas Nemky, Individually and On Behalf of All Other Similarly Situated v. Trinity Industries, Inc., Timothy R. Wallace, and James E. Perry, Case No. (2:15-CV-00732) was filed in U.S. District Court in the Eastern District of Texas on May 15, 2015 (“Nemky”).  Richard J. Isolde, Individually and On Behalf of All Other Similarly Situated v. Trinity Industries, Inc., Timothy R. Wallace, and James E. Perry, Case No. (3:15-CV-2093) was filed in U.S. District Court in the Northern District of Texas on June 19, 2015 (“Isolde”).

Pending before the courts in both the Nemky and Isolde cases are competing motions filed by the Department of the Treasury of the State of New Jersey, Division of Investment and the Plumbers and Pipefitters National Pension Fund and the United Association Local Union Officers & Employees’ Pension Fund to be appointed the lead plaintiff.

Pending before the court in the Nemky case are motions by the Company, Mr. Wallace, and Mr. Perry to transfer venue to the Northern District of Texas. Pending before the court in the Isolde case is a motion by the Department of the Treasury of the State of New Jersey, Division of Investment to transfer venue to the Eastern District of Texas. Trinity denies and intends to vigorously defend against the allegations in the Nemky and Isolde matters.

Based on the information available to the Company, we currently do not believe that a loss is probable with respect to these shareholder class actions; therefore no accrual has been included in the accompanying consolidated financial statements. Because of the complexity of these actions as well as the current status of certain of these actions, we are not able to estimate a range of possible losses with respect to these matters.

Stockholder books and records requests

The Company has received multiple requests from stockholders pursuant to the Delaware General Corporation Law to review certain of the Company's books and records related to the ET Plus and the FCA case styled Joshua Harman, on behalf of the United States of America, Plaintiff/Relator v. Trinity Industries, Inc., Defendant, Case No. 2:12-cv-00089-JRG (E.D. Tex.). The stockholders' stated purpose for seeking access to the Company's books and records is to investigate the possibility of whether the directors or officers of the Company committed breaches of fiduciary duty, or other wrongdoing, in connection with the ET Plus. In accordance with the Company's obligations under the Delaware law when such requests are properly filed, the Company has provided books and records to some of those stockholders.

Train derailment

As previously reported, the Company was named as a respondent in litigation filed July 15, 2013 in Superior Court, Province of Quebec, District of Saint-Francois, styled Yannick Gagne and Guy Ouellet vs. Rail World, Inc., et al related to the July 2013 crude oil unit train derailment in Lac-Mégantic, Quebec. A partially-owned subsidiary of the Company owned and leased to a third party 13 of the railcars involved in the incident, which lessee is also named as a defendant in the Province of Quebec litigation. As of June 18, 2014, the petitioners in the Quebec litigation voluntarily desisted with their claims against the Company resulting in the dismissal of the Company without prejudice; however the partially-owned subsidiary remains as a respondent in the litigation. The litigation filed in Quebec is seeking “class” status which, if certified, could lead to multiple individuals and business entities becoming class members.

The Company was also named as a defendant in multiple cases filed by the estates of decedents in the Circuit Court of Cook County, Illinois seeking damages for alleged wrongful death and property damage arising from the July 2013 crude oil unit train derailment in Lac-Mégantic, Quebec. The Company’s tank car manufacturing subsidiary manufactured 35 of the 72 tank railcars involved in the derailment. However the Illinois cases have since been ordered transferred to the United States District Court for the District of Maine. This transfer prompted plaintiffs to seek dismissal of these actions. Nonetheless, the Maine court has not indicated those dismissals were effectuated and the cases were transferred to federal court in Maine and have been assigned new case numbers. Certain of the plaintiffs in these transferred cases have appealed to the U.S. Court of Appeals for the First Circuit seeking to overturn the decision to transfer. This appeal resulted in a stay of all proceedings in the transferred cases pending resolution of the appeal. This stay was recently lifted to permit certain plaintiffs to file new or amended suits before the expiration of applicable statutes of limitation. These new and amended proceedings name the Company among numerous other defendants and have been filed in Illinois, Texas and Maine. The Company has engaged in settlement negotiations to resolve the entirety of the above referenced derailment litigation within the limits of available insurance and subject to court approval in the context of the Canadian and U.S. bankruptcy proceedings of the involved railroad. The Company anticipates that these actions will be stayed by stipulation shortly thereafter, along with the existing actions, to permit the settlement approval process to continue. The Company could be named in similar litigation involving other affected plaintiffs, but the ultimate number of claims and the jurisdiction in which such claims are filed, may vary. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising from this type of litigation, and the Company is not expected to incur significant out-of-pocket costs in connection with these matters that would be material to its consolidated financial statements.

Other matters

The Company is involved in claims and lawsuits incidental to our business arising from various matters including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters, taking into consideration our rights in indemnity and recourse to third parties is $2.9 million to $21.9 million. This range excludes any amount related to the highway products litigation matters described above except for amounts related to matters described above in the section titled “Product liability cases”. At June 30, 2015, total accruals of $24.3 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying consolidated balance sheet. The Company believes any additional liability would not be material to its financial position or results of operations.

Trinity is subject to remedial orders and Federal, state, local, and foreign laws and regulations relating to the environment and the workplace. The Company has reserved $4.7 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. We believe that we are currently in substantial compliance with environmental and workplace laws and regulations.

Note 19. Financial Statements for Guarantors of the Senior Notes

The Company’s Senior Notes are fully and unconditionally and jointly and severally guaranteed by certain of Trinity’s 100%-owned subsidiaries: Trinity Industries Leasing Company; Trinity Marine Products, Inc.; Trinity North American Freight Car, Inc.; Trinity Rail Group, LLC; Trinity Tank Car, Inc.; and Trinity Meyer Utility Structures LLC (collectively, the "Combined Guarantor Subsidiaries”). The Senior Notes indenture agreement includes customary provisions for the release of the guarantees by the Combined Guarantor Subsidiaries upon the occurrence of certain allowed events including the release of one or more of the Combined Guarantor Subsidiaries as guarantor under the Company's revolving credit facility. As part of the revolving credit facility renewal in May 2015, Trinity Construction Materials, Inc.; Trinity Highway Products, LLC; Trinity Parts & Components, LLC; and Trinity Structural Towers, Inc. were released from their respective guarantees under the revolving credit facility and, accordingly, were released from their respective guarantees under the Senior Notes indenture agreement. Amounts previously reported have been adjusted to include the Combined Guarantor Subsidiaries as of June 30, 2015. See Note 11 Debt. The Senior Notes are not guaranteed by any remaining 100%-owned subsidiaries of the Company or partially-owned subsidiaries (“Combined Non-Guarantor Subsidiaries”).

As of June 30, 2015, assets held by the Combined Non-Guarantor Subsidiaries included $158.3 million of restricted cash that was not available for distribution to Trinity Industries, Inc. (“Parent”), $3,549.1 million of equipment securing certain non-recourse debt, $70.8 million of equipment securing certain lease obligations held by the Combined Non-Guarantor Subsidiaries, and $395.9 million of assets located in foreign locations. As of December 31, 2014, assets held by the Combined Non-Guarantor Subsidiaries included $194.4 million of restricted cash that was not available for distribution to the Parent, $3,936.8 million of equipment securing certain non-recourse debt, $87.5 million of equipment securing certain lease obligations held by the Combined Non-Guarantor Subsidiaries, and $395.5 million of assets located in foreign locations.

Statement of Operations and Comprehensive Income
Three Months Ended June 30, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,215.0	$701.0	$(239.2)	$1,676.8
Cost of revenues	(1.1)	945.1	522.0	(246.4)	1,219.6
Selling, engineering, and administrative expenses	30.8	38.1	45.5	—	114.4
Gains on dispositions of property	1.4	7.9	30.8	—	40.1
	28.3	975.3	536.7	(246.4)	1,293.9
Operating profit (loss)	(28.3)	239.7	164.3	7.2	382.9
Other (income) expense	2.7	9.1	37.6	—	49.4
Equity in earnings of subsidiaries, net of taxes	246.3	66.8	—	(313.1)	—
Income before income taxes	215.3	297.4	126.7	(305.9)	333.5
Provision (benefit) for income taxes	3.3	92.2	14.6	2.6	112.7
Net income	212.0	205.2	112.1	(308.5)	220.8
Net income attributable to noncontrolling interest	—	—	—	8.8	8.8
Net income attributable to controlling interest	$212.0	$205.2	$112.1	$(317.3)	$212.0

Net income	$212.0	$205.2	$112.1	$(308.5)	$220.8
Other comprehensive income (loss)	2.0	—	2.6	—	4.6
Comprehensive income	214.0	205.2	114.7	(308.5)	225.4
Comprehensive income attributable to noncontrolling interest	—	—	—	9.7	9.7
Comprehensive income attributable to controlling interest	$214.0	$205.2	$114.7	$(318.2)	$215.7

Statement of Operations and Comprehensive Income
Six Months Ended June 30, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$2,400.0	$1,371.4	$(467.9)	$3,303.5
Cost of revenues	(1.9)	1,889.2	1,021.3	(477.9)	2,430.7
Selling, engineering, and administrative expenses	56.2	71.1	85.4	—	212.7
Gains on dispositions of property	1.6	7.8	46.5	—	55.9
	52.7	1,952.5	1,060.2	(477.9)	2,587.5
Operating profit (loss)	(52.7)	447.5	311.2	10.0	716.0
Other (income) expense	7.1	16.0	75.0	—	98.1
Equity in earnings of subsidiaries, net of taxes	443.2	124.6	—	(567.8)	—
Income before income taxes	383.4	556.1	236.2	(557.8)	617.9
Provision (benefit) for income taxes	(8.8)	180.1	33.2	3.6	208.1
Net income	392.2	376.0	203.0	(561.4)	409.8
Net income attributable to noncontrolling interest	—	—	—	17.6	17.6
Net income attributable to controlling interest	$392.2	$376.0	$203.0	$(579.0)	$392.2

Net income	$392.2	$376.0	$203.0	$(561.4)	$409.8
Other comprehensive income (loss)	1.0	(0.5)	4.6	—	5.1
Comprehensive income	393.2	375.5	207.6	(561.4)	414.9
Comprehensive income attributable to noncontrolling interest	—	—	—	19.1	19.1
Comprehensive income attributable to controlling interest	$393.2	$375.5	$207.6	$(580.5)	$395.8

Statement of Operations and Comprehensive Income
Three Months Ended June 30, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$991.5	$681.4	$(187.6)	$1,485.3
Cost of revenues	(0.4)	767.1	521.5	(189.9)	1,098.3
Selling, engineering, and administrative expenses	28.1	28.5	39.8	—	96.4
Gains/(losses) on dispositions of property	0.1	7.0	4.3	—	11.4
	27.6	788.6	557.0	(189.9)	1,183.3
Operating profit (loss)	(27.6)	202.9	124.4	2.3	302.0
Other (income) expense	4.5	3.2	37.3	—	45.0
Equity in earnings of subsidiaries, net of taxes	150.1	27.3	—	(177.4)	—
Income before income taxes	118.0	227.0	87.1	(175.1)	257.0
Provision (benefit) for income taxes	(46.2)	110.6	25.6	(6.1)	83.9
Net income	164.2	116.4	61.5	(169.0)	173.1
Net income attributable to noncontrolling interest	—	—	—	8.9	8.9
Net income attributable to controlling interest	$164.2	$116.4	$61.5	$(177.9)	$164.2

Net income	$164.2	$116.4	$61.5	$(169.0)	$173.1
Other comprehensive income (loss)	0.5	—	3.3	—	3.8
Comprehensive income	164.7	116.4	64.8	(169.0)	176.9
Comprehensive income attributable to noncontrolling interest	—	—	—	9.5	9.5
Comprehensive income attributable to controlling interest	$164.7	$116.4	$64.8	$(178.5)	$167.4

Statement of Operations and Comprehensive Income
Six Months Ended June 30, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$2,007.6	$1,303.3	$(365.1)	$2,945.8
Cost of revenues	—	1,521.2	1,015.5	(364.4)	2,172.3
Selling, engineering, and administrative expenses	50.1	50.7	79.2	—	180.0
Gains/(losses) on dispositions of property	(0.1)	41.3	58.6	—	99.8
	50.2	1,530.6	1,036.1	(364.4)	2,252.5
Operating profit (loss)	(50.2)	477.0	267.2	(0.7)	693.3
Other (income) expense	8.2	7.5	75.1	—	90.8
Equity in earnings of subsidiaries, net of taxes	402.3	76.4	—	(478.7)	—
Income before income taxes	343.9	545.9	192.1	(479.4)	602.5
Provision (benefit) for income taxes	(46.7)	214.4	37.1	(8.4)	196.4
Net income	390.6	331.5	155.0	(471.0)	406.1
Net income attributable to noncontrolling interest	—	—	—	15.5	15.5
Net income attributable to controlling interest	$390.6	$331.5	$155.0	$(486.5)	$390.6

Net income	$390.6	$331.5	$155.0	$(471.0)	$406.1
Other comprehensive income (loss)	1.1	—	6.0	—	7.1
Comprehensive income	391.7	331.5	161.0	(471.0)	413.2
Comprehensive income attributable to noncontrolling interest	—	—	—	16.8	16.8
Comprehensive income attributable to controlling interest	$391.7	$331.5	$161.0	$(487.8)	$396.4

Balance Sheet
June 30, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$524.9	$1.6	$96.3	$(39.0)	$583.8
Short-term marketable securities	—	—	—	—	—
Receivables, net of allowance	—	340.5	217.4	(0.4)	557.5
Income tax receivable	35.3	—	—	—	35.3
Inventory	—	718.4	290.1	(18.6)	989.9
Property, plant, and equipment, net	30.1	1,380.9	4,281.5	(498.6)	5,193.9
Investments in and advances to subsidiaries	4,939.3	2,546.5	615.8	(8,101.6)	—
Restricted cash	—	—	158.3	39.0	197.3
Goodwill and other assets	162.2	579.6	344.3	(11.6)	1,074.5
	$5,691.8	$5,567.5	$6,003.7	$(8,630.8)	$8,632.2
Liabilities:
Accounts payable	$12.3	$123.7	$138.0	$(0.6)	$273.4
Accrued liabilities	127.8	244.9	156.8	—	529.5
Debt	797.2	37.5	2,505.6	—	3,340.3
Deferred income	—	26.4	1.9	—	28.3
Deferred income taxes	—	630.1	10.2	5.0	645.3
Advances from subsidiaries	955.2	—	—	(955.2)	—
Other liabilities	98.0	13.0	3.1	—	114.1
Total stockholders' equity	3,701.3	4,491.9	3,188.1	(7,680.0)	3,701.3
	$5,691.8	$5,567.5	$6,003.7	$(8,630.8)	$8,632.2

Balance Sheet
December 31, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$827.7	$11.1	$89.4	$(40.3)	$887.9
Short-term marketable securities	75.0	—	—	—	75.0
Receivables, net of allowance	—	187.5	218.2	(0.4)	405.3
Income tax receivable	58.6	—	—	—	58.6
Inventory	—	801.9	284.6	(18.1)	1,068.4
Property, plant, and equipment, net	29.3	813.6	4,624.3	(564.3)	4,902.9
Investments in and advances to subsidiaries	4,431.1	2,610.6	526.4	(7,568.1)	—
Restricted cash	—	—	194.4	40.3	234.7
Goodwill and other assets	180.6	575.5	375.1	(30.2)	1,101.0
	$5,602.3	$5,000.2	$6,312.4	$(8,181.1)	$8,733.8
Liabilities:
Accounts payable	$15.0	$155.5	$125.5	$(0.6)	$295.4
Accrued liabilities	235.8	280.3	193.5	—	709.6
Debt	789.5	39.1	2,724.4	—	3,553.0
Deferred income	—	34.5	1.9	—	36.4
Deferred income taxes	—	634.1	12.1	(13.6)	632.6
Advances from subsidiaries	1,072.0	—	—	(1,072.0)	—
Other liabilities	92.6	13.0	3.8	—	109.4
Total stockholders' equity	3,397.4	3,843.7	3,251.2	(7,094.9)	3,397.4
	$5,602.3	$5,000.2	$6,312.4	$(8,181.1)	$8,733.8

Statement of Cash Flows
Six Months Ended June 30, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income	$392.2	$376.0	$203.0	$(561.4)	$409.8
Equity in earnings of subsidiaries, net of taxes	(443.2)	(124.6)	—	567.8	—
Other	(22.8)	(134.6)	48.3	(18.7)	(127.8)
Net cash provided (required) by operating activities	(73.8)	116.8	251.3	(12.3)	282.0

Investing activities:
(Increase) decrease in short-term marketable securities	75.0	—	—	—	75.0
Proceeds from dispositions of property	—	1.9	2.9	—	4.8
Proceeds from railcar lease fleet sales	—	60.6	150.0	(43.2)	167.4
Capital expenditures – leasing	—	(422.4)	(40.2)	43.2	(419.4)
Capital expenditures – manufacturing and other	(4.0)	(22.3)	(74.4)	—	(100.7)
Acquisitions, net of cash acquired	—	—	(46.2)	—	(46.2)
(Increase) decrease in investment in partially-owned subsidiaries	—	12.8	—	(12.8)	—
Divestitures	—	—	51.3	—	51.3
Other	—	1.3	3.9	—	5.2
Net cash provided (required) by investing activities	71.0	(368.1)	47.3	(12.8)	(262.6)

Financing activities:
Proceeds from issuance of common stock, net	0.2	—	—	—	0.2
Excess tax benefits from stock-based compensation	12.8	—	—	—	12.8
Payments to retire debt	—	(1.6)	(469.4)	—	(471.0)
Proceeds from issuance of debt	(1.5)	—	243.9	—	242.4
(Increase) decrease in restricted cash	—	—	45.5	1.3	46.8
Shares repurchased	(75.0)	—	—	—	(75.0)
Dividends paid to common shareholders	(31.1)	—	—	—	(31.1)
Purchase of shares to satisfy employee tax on vested stock	(27.2)	—	—	—	(27.2)
Contributions from noncontrolling interest	—	—	—	—	—
Contributions from controlling interest in partially-owned subsidiaries	—	—	—	—	—
Distributions to noncontrolling interest	—	—	(19.9)	—	(19.9)
Distributions to controlling interest in partially-owned subsidiaries	—	—	(12.8)	12.8	—
Change in intercompany financing between entities	(178.2)	243.4	(77.5)	12.3	—
Other	—	—	(1.5)	—	(1.5)
Net cash provided (required) by financing activities	(300.0)	241.8	(291.7)	26.4	(323.5)

Net increase (decrease) in cash and cash equivalents	(302.8)	(9.5)	6.9	1.3	(304.1)
Cash and cash equivalents at beginning of period	827.7	11.1	89.4	(40.3)	887.9
Cash and cash equivalents at end of period	$524.9	$1.6	$96.3	$(39.0)	$583.8

Statement of Cash Flows
Six Months Ended June 30, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income	$390.6	$331.5	$155.0	$(471.0)	$406.1
Equity in earnings of subsidiaries, net of taxes	(402.3)	(76.4)	—	478.7	—
Other	40.4	(317.1)	35.2	(7.2)	(248.7)
Net cash provided (required) by operating activities	28.7	(62.0)	190.2	0.5	157.4

Investing activities:
(Increase) decrease in short-term marketable securities	(68.8)	—	—	—	(68.8)
Proceeds from dispositions of property	0.4	—	20.6	—	21.0
Proceeds from railcar lease fleet sales	—	544.6	117.0	(419.5)	242.1
Capital expenditures – leasing	—	(46.8)	(422.2)	419.5	(49.5)
Capital expenditures – manufacturing and other	(4.7)	(25.6)	(77.2)	—	(107.5)
Acquisitions, net of cash acquired	—	—	(118.8)	—	(118.8)
(Increase) decrease in investment in partially-owned subsidiaries	—	(14.5)	—	14.5	—
Divestitures	—	—	—	—	—
Other	—	—	0.3	—	0.3
Net cash provided (required) by investing activities	(73.1)	457.7	(480.3)	14.5	(81.2)

Financing activities:
Proceeds from issuance of common stock, net	0.4	—	—	—	0.4
Excess tax benefits from stock-based compensation	23.6	—	—	—	23.6
Payments to retire debt	—	(1.6)	(88.5)	—	(90.1)
Proceeds from issuance of debt	—	—	332.1	—	332.1
(Increase) decrease in restricted cash	—	—	(6.7)	(6.1)	(12.8)
Shares repurchased	(17.5)	—	—	—	(17.5)
Dividends paid to common shareholders	(23.2)	—	—	—	(23.2)
Purchase of shares to satisfy employee tax on vested stock	(38.1)	—	—	—	(38.1)
Contributions from noncontrolling interest	—	—	49.6	—	49.6
Contributions from controlling interest in partially-owned subsidiaries	—	—	14.5	(14.5)	—
Distributions to noncontrolling interest	—	—	(12.3)	—	(12.3)
Distributions to controlling interest in partially-owned subsidiaries	—	—	—	—	—
Change in intercompany financing between entities	378.5	(394.4)	16.5	(0.6)	—
Other	—	(0.5)	(0.6)	—	(1.1)
Net cash provided (required) by financing activities	323.7	(396.5)	304.6	(21.2)	210.6

Net increase (decrease) in cash and cash equivalents	279.3	(0.8)	14.5	(6.2)	286.8
Cash and cash equivalents at beginning of period	409.8	2.1	44.0	(27.4)	428.5
Cash and cash equivalents at end of period	$689.1	$1.3	$58.5	$(33.6)	$715.3

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

Executive Summary

The Company’s revenues for the three and six months ended June 30, 2015 were $1,676.8 million and $3,303.5 million, respectively, representing an increase of $191.5 million and $357.7 million, respectively, or 13% and 12%, respectively, over the same periods in 2014. Operating profit for the three and six months ended June 30, 2015 increased by 27% and 3%, respectively, to $382.9 million and $716.0 million, respectively, compared to $302.0 million and $693.3 million, respectively, for the same periods in 2014. The increase in revenues for the six months ended June 30, 2015, when compared to the prior year period, resulted primarily from higher shipment volumes and higher pricing due to increased overall demand in our Rail Group. Revenues in our Energy Equipment Group increased primarily due to an acquisition while revenues increased for our Inland Barge Group as a result of higher shipping volumes and product mix changes. Leasing and management revenues in our Leasing Group increased by over 10% while revenues from railcar sales totaled $138.6 million for the six months ended June 30, 2015 compared with $363.7 million for the six months ended June 30, 2014.

Overall operating profit increased for the six months ended June 30, 2015, when compared with the prior year, primarily due to increased volumes in our Rail and Energy Equipment Groups during the period partially offset by lower railcar sales from our Leasing Group. Selling, engineering, and administrative expenses increased for the six months ended June 30, 2015, primarily due to increased compensation costs resulting from acquisitions and internal growth. The Company's headcount, including both production and non-production personnel, increased approximately 13% since June 30, 2014 and approximately 2% since the end of 2014 primarily due to production expansion and acquisitions. Net income for the three and six months ended June 30, 2015 was $220.8 million and $409.8 million, respectively, and increased $47.7 million and $3.7 million, respectively, over the same periods in 2014. Net income attributable to Trinity Industries, Inc. common stockholders for the three and six months ended June 30, 2015 was $212.0 million and $392.2 million, respectively, and increased $47.8 million and $1.6 million, respectively, over the prior year periods.

Many of the industries in which we operate are cyclical, and accordingly, our businesses are subject to changes in the economy. Additionally, results in our Construction Products Group are affected by seasonal fluctuations with the first quarter historically being the weakest quarter. Railcar sales from the lease fleet are the primary driver of fluctuations in results in the Railcar Leasing and Management Services Group.

Demand conditions and corresponding order levels for new railcars continue to be favorable across a wide variety of industries. While demand conditions and corresponding order levels for barges serving the oil and gas markets have slowed, favorable conditions exist long term for barges in the chemical, petrochemical, and agricultural markets. Budgetary constraints at the Federal and state levels, and pending litigation in our Highway Products business have negatively impacted the results of our Construction Products Group.

We continually assess our manufacturing capacity and take steps to align our production capacity with demand for our products. Due to improvements in demand for certain products, we increased production staff at certain facilities. We expect that facilities on non-operating status will be available for future operations should demand increase further.

As of June 30, 2015 and 2014 our backlog of firm and noncancellable orders was as follows:

	June 30, 2015	June 30, 2014
	(in millions)
Rail Group
External Customers	$4,939.8	$4,366.1
Leasing Group	1,957.6	1,100.7
	$6,897.4	$5,466.8
Inland Barge Group	$454.0	$466.7
Wind towers	$502.6	$611.3

For the six months ended June 30, 2015, our rail manufacturing businesses received orders for 16,035 railcars. The increase in backlog as of June 30, 2015 compared with our backlog as of June 30, 2014 reflects the value of orders taken during the period. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery as directed by our customers. Deliveries for multi-year barge agreements are included in the backlog when specific production quantities for future years have been determined. The Company does not report backlog from its utility structures business because certain contracts contain partial order cancellation provisions.

During the six months ended June 30, 2015 and 2014, the Company received proceeds from the sale of leased railcars to Element Financial Corporation ("Element") under the strategic alliance with Element announced in December 2013 as follows:

	Six Months Ended June 30,
	2015	2014
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$110.0	$331.4
Railcars owned more than one year at the time of sale	127.5	222.7
Rail Group	111.7	81.6
	$349.2	$635.7

Since the inception of our alliance, the Company has received proceeds of $1,336.9 million from the sale of leased railcars to Element.

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

In March 2015, we completed the acquisition of the assets of a lightweight aggregates business in our Construction Products Group with facilities located in Louisiana, Alabama, and Arkansas for a purchase price of $46.2 million.

In April 2015, the TILC warehouse facility was increased to $1 billion and extended through April 2018. Borrowings under the facility totaled $322.1 million as of June 30, 2015. Under the renewed facility, $677.9 million was unused and available as of June 30, 2015 based on the amount of warehouse-eligible, unpledged equipment.

In May 2015, we renewed and extended our unsecured corporate revolving credit facility through May 2020, increasing the size of the facility from $425.0 million to $600.0 million. The facility was previously scheduled to mature in October 2016. Borrowings under the credit facility bear interest at a defined index rate plus a margin and are guaranteed by certain 100%-owned subsidiaries of the Company.

In May 2015, Trinity Rail Leasing VI LLC ("TRL VI"), a wholly-owned subsidiary of the Company owned through TILC, repaid its Promissory Notes in full for approximately $340.0 million. The Promissory Notes were issued by TRL VI in 2008 and secured by a diversified portfolio of leased railcars and certain cash reserves. The Promissory Notes had an effective interest rate of 5.63%, after consideration of interest rate hedges. Per the original terms of the Promissory Notes, the borrowing margin was scheduled to increase by 0.50% in May 2015.

In May 2015, the Company declared an increase in its quarterly dividend from $0.10 to $0.11 per share, reflecting a 10% increase. Additionally, at the Company's Annual Meeting of Stockholders in May 2015, the Company's stockholders approved amendments to the Company's Certificate of Incorporation, increasing the number of authorized shares of common stock from 200 million to 400 million and reducing the par value of the Company's common stock to $0.01 per share from $1.00 per share.

In June 2015, we sold the assets of our galvanizing business for $51.3 million which included six facilities in Texas, Mississippi, and Louisiana. The assets and results of operations for this divestiture were included in the Construction Products Group.

A current summary of the Company's highway products litigation is provided in Note 18 of the Consolidated Financial Statements.

Results of Operations

Overall Summary

Revenues

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
	($ in millions)
Rail Group	$884.2	$226.1	$1,110.3	$760.7	$134.9	$895.6	24.0%
Construction Products Group	148.9	2.4	151.3	149.9	1.8	151.7	(0.3)
Inland Barge Group	187.8	—	187.8	165.4	—	165.4	13.5
Energy Equipment Group	223.3	58.6	281.9	183.2	44.4	227.6	23.9
Railcar Leasing and Management Services Group	231.4	6.7	238.1	225.4	6.1	231.5	2.9
All Other	1.2	25.6	26.8	0.7	27.4	28.1	(4.6)
Segment Totals before Eliminations	1,676.8	319.4	1,996.2	1,485.3	214.6	1,699.9	17.4
Eliminations – Lease subsidiary	—	(215.5)	(215.5)	—	(128.6)	(128.6)
Eliminations – Other	—	(103.9)	(103.9)	—	(86.0)	(86.0)
Consolidated Total	$1,676.8	$—	$1,676.8	$1,485.3	$—	$1,485.3	12.9

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
	($ in millions)
Rail Group	$1,759.6	$495.2	$2,254.8	$1,361.8	$391.2	$1,753.0	28.6%
Construction Products Group	260.3	3.8	264.1	262.1	2.7	264.8	(0.3)
Inland Barge Group	340.9	—	340.9	302.3	—	302.3	12.8
Energy Equipment Group	464.8	117.2	582.0	350.2	88.0	438.2	32.8
Railcar Leasing and Management Services Group	475.6	7.3	482.9	667.6	7.0	674.6	(28.4)
All Other	2.3	52.6	54.9	1.8	49.5	51.3	7.0
Segment Totals before Eliminations	3,303.5	676.1	3,979.6	2,945.8	538.4	3,484.2	14.2
Eliminations – Lease subsidiary	—	(474.5)	(474.5)	—	(377.7)	(377.7)
Eliminations – Other	—	(201.6)	(201.6)	—	(160.7)	(160.7)
Consolidated Total	$3,303.5	$—	$3,303.5	$2,945.8	$—	$2,945.8	12.1

Our revenues for the three and six months ended June 30, 2015 increased by 12.9% and 12.1%, respectively, from the prior year periods. The increase was primarily due to higher shipment volumes and pricing due to increased overall demand partially offset by product mix changes in our Rail Group. We also experienced overall higher volumes in our our Inland Barge Group and in our Energy Equipment Group, primarily as a result of an acquisition in 2014. Our Leasing Group experienced higher leasing and management revenues due to increased rental rates and net lease fleet additions, partially offset by lower revenues from external railcar sales.

Operating Costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Rail Group	$882.6	$719.6	$1,814.4	$1,409.5
Construction Products Group	130.0	129.3	234.5	220.7
Inland Barge Group	147.1	134.5	272.7	244.7
Energy Equipment Group	245.6	199.3	508.5	387.0
Railcar Leasing and Management Services Group	100.4	129.1	222.4	341.9
All Other	26.9	30.7	56.5	59.3
Segment Totals before Eliminations and Corporate Expenses	1,532.6	1,342.5	3,109.0	2,663.1
Corporate	32.3	29.7	59.0	52.8
Eliminations – Lease subsidiary	(165.6)	(101.7)	(376.3)	(301.5)
Eliminations – Other	(105.4)	(87.2)	(204.2)	(161.9)
Consolidated Total	$1,293.9	$1,183.3	$2,587.5	$2,252.5

Operating costs for the three and six months ended June 30, 2015 increased by 9.3% and 14.9%, respectively, over the prior year periods primarily due to higher shipment levels in our Rail, Energy Equipment, and Inland Barge Groups. Operating costs in our Leasing Group declined as a result of lower railcar sales during the three and six months ended June 30, 2015 over the prior year periods. Operating costs in the Construction Products Group for the three and six months ended June 30, 2015 included $8.3 million and $9.0 million, respectively, of property disposition gains and $11.6 million of property disposition gains for the six months ended June 30, 2014. Selling, engineering, and administrative expenses increased for the three and six months ended June 30, 2015, primarily due to increased compensation costs resulting from acquisitions and internal growth. As a percentage of revenue, selling, engineering, and administrative expenses were 6.8% and 6.4%, respectively, for the three and six months ended June 30, 2015 as compared to 6.5% and 6.1%, respectively, for the same periods in 2014.

Operating Profit (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Rail Group	$227.7	$176.0	$440.4	$343.5
Construction Products Group	21.3	22.4	29.6	44.1
Inland Barge Group	40.7	30.9	68.2	57.6
Energy Equipment Group	36.3	28.3	73.5	51.2
Railcar Leasing and Management Services Group	137.7	102.4	260.5	332.7
All Other	(0.1)	(2.6)	(1.6)	(8.0)
Segment Totals before Eliminations and Corporate Expenses	463.6	357.4	870.6	821.1
Corporate	(32.3)	(29.7)	(59.0)	(52.8)
Eliminations – Lease subsidiary	(49.9)	(26.9)	(98.2)	(76.2)
Eliminations – Other	1.5	1.2	2.6	1.2
Consolidated Total	$382.9	$302.0	$716.0	$693.3

Our overall operating profit for the three and six months ended June 30, 2015 increased primarily as a result of higher shipment volumes in our Rail, Inland Barge and Energy Equipment Groups. Rail Group operating profit also increased as a result of improved pricing and higher operating efficiencies partially offset by product mix changes. Operating profit in our Leasing Group from leasing and management revenues increased as a result of higher average rental rates and net fleet additions as well as decreased rental expense. Operating profit from railcar sales in our Leasing Group totaled $47.1 million and $87.6 million, respectively, for the three and six months ended June 30, 2015, as compared to $26.9 million and $193.3 million, respectively, for the three and six months ended June 30, 2014. Excluding property disposition gains, operating profit in the Construction Products Group decreased for the three and six months ended June 30, 2015 when compared to the prior year, as a result of lower volumes in our Highway Products business partially offset by higher volumes in our Aggregates business related to an acquisition in 2015.

For a further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.

Other Income and Expense. Other income and expense is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in millions)
Interest income	$(0.5)	$(0.7)	$(1.0)	$(1.1)
Interest expense	50.6	46.9	102.1	93.2
Other, net	(0.7)	(1.2)	(3.0)	(1.3)
Consolidated Total	$49.4	$45.0	$98.1	$90.8

Interest expense for the three and six months ended June 30, 2015 increased by $3.7 million and $8.9 million, respectively, from the prior year periods primarily due to the issuance of the TRIP Master Funding Notes in May 2014 and the issuance of the Company's Senior Notes in September 2014, partially offset by the repayment in full of the TRL VI Promissory Notes in May 2015.

Income Taxes. The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. Federal income tax rate and the Company’s effective income tax rate on income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	1.2	0.9	1.2	0.9
Domestic production activities deduction	(1.8)	(2.2)	(1.9)	(2.2)
Noncontrolling interest in partially-owned subsidiaries	(0.9)	(1.1)	(0.9)	(1.2)
Other, net	0.3	—	0.3	0.1
Effective rate	33.8%	32.6%	33.7%	32.6%

Our effective tax rate reflects the Company's estimate for 2015 of its state income tax expense, the current tax benefit available for U.S. manufacturing activities, and income attributable to the noncontrolling interests in TRIP Holdings and RIV 2013 for which no income tax expense is provided. See Note 5 of the Consolidated Financial Statements for a further explanation of activities with respect to TRIP Holdings and RIV 2013. See Note 13 of the Consolidated Financial Statements for a further discussion of income taxes. Income tax payments during the six months ended June 30, 2015 totaled $163.1 million. Net income taxes receivable at June 30, 2015 amounted to $30.6 million.

Segment Discussion

Rail Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percent	2015	2014	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Railcars	$1,073.7	$862.0	24.6%	$2,180.9	$1,684.3	29.5%
Components and maintenance services	36.6	33.6	8.9	73.9	68.7	7.6
Total revenues	1,110.3	895.6	24.0	2,254.8	1,753.0	28.6

Operating costs:
Cost of revenues	862.6	701.0	23.1	1,777.8	1,375.7	29.2
Selling, engineering, and administrative costs	20.0	18.6	7.5	36.6	33.8	8.3
Operating profit	$227.7	$176.0	29.4	$440.4	$343.5	28.2
Operating profit margin	20.5%	19.7%		19.5%	19.6%

As of June 30, 2015 and 2014 our Rail Group backlog of railcars was as follows:

	As of June 30,
	2015	2014
	(in millions)
External Customers	$4,939.8	$4,366.1
Leasing Group	1,957.6	1,100.7
Total	$6,897.4	$5,466.8

The changes in the number of railcars in the Rail Group backlog are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	57,190	42,630	61,035	39,895
Orders received	11,170	9,880	16,035	19,505
Shipments	(8,530)	(7,160)	(17,240)	(14,050)
Ending balance	59,830	45,350	59,830	45,350

Revenues increased for the three and six months ended June 30, 2015 by 24.0% and 28.6%, respectively, when compared to the same periods in the prior year with approximately 78% and 77%, respectively, of the increase resulting from an increase in unit deliveries and the remainder due to improved pricing partially offset by product mix changes. Cost of revenues increased for the three and six months ended June 30, 2015 by 23.1% and 29.2%, respectively, compared to the same periods in the prior year primarily due to an increase in unit deliveries with greater operating efficiencies.

Unit increases and higher prices increased total backlog dollars by 26.2% when comparing June 30, 2015 to the prior year. The average selling price in the backlog at June 30, 2015 was 4.4% lower as compared to June 30, 2014 due to product mix changes. The backlog dedicated to the Leasing Group is supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery as directed by our customers.

In the three months ended June 30, 2015, railcar shipments included sales to the Leasing Group of $215.5 million compared to $128.6 million in the comparable period in 2014, with a deferred profit of $49.9 million compared to $26.9 million for the same period in 2014. In the six months ended June 30, 2015, railcar shipments included sales to the Leasing Group of $474.5 million compared to $377.7 million in the comparable period in 2014, with a deferred profit of $98.2 million compared to $76.2 million for the same period in 2014. In the three and six months ended June 30, 2015, railcar shipments included sales of leased railcars to third parties of $96.5 million and $111.7 million, respectively, compared with $110.6 million and $124.3 million for the three and six months ended June 30, 2014, respectively.

Construction Products Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percent	2015	2014	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Highway Products	$80.4	$92.0	(12.6)%	$133.2	$149.9	(11.1)%
Aggregates	50.2	38.9	29.0	88.1	75.4	16.8
Other	20.7	20.8	(0.5)	42.8	39.5	8.4
Total revenues	151.3	151.7	(0.3)	264.1	264.8	(0.3)

Operating costs:
Cost of revenues	117.5	113.5	3.5	204.4	200.9	1.7
Selling, engineering, and administrative costs	20.8	16.2	28.4	39.1	31.4	24.5
Property disposition gains	(8.3)	(0.4)	—	(9.0)	(11.6)	(22.4)
Operating profit	$21.3	$22.4	(4.9)	$29.6	$44.1	(32.9)
Operating profit margin	14.1%	14.8%		11.2%	16.7%

Revenues were substantially unchanged for the three and six months ended June 30, 2015 compared to the same periods in 2014 due primarily to higher revenues in our Aggregates business related to an acquisition offset by lower volumes in our Highway Products business. Similarly, cost of revenues increased slightly by 3.5% and 1.7% for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014 as the effects of our Aggregates acquisition were offset by lower Highway Products volumes. Additionally, cost of revenues for the three and six months ended June 30, 2014 included a $2.6 million gain from the settlement of certain liabilities related to aggregates acquisitions in 2013. Selling, engineering, and administrative costs increased by 28.4% and 24.5% for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014 primarily due to higher legal expenses and compensation costs. In June 2015, we sold the assets of our galvanizing business which included six facilities in Texas, Mississippi, and Louisiana. The property disposition gains for the three and six months ended June 30, 2015 primarily related to the sale of assets of our galvanizing business while the property disposition gains for the six months ended June 30, 2014 primarily related to the sale of certain land held by our Aggregates business.

Inland Barge Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percent	2015	2014	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues	$187.8	$165.4	13.5%	$340.9	$302.3	12.8%

Operating costs:
Cost of revenues	142.7	130.3	9.5	264.4	236.5	11.8
Selling, engineering, and administrative costs	4.8	4.2	14.3	8.7	8.2	6.1
Property disposition gains	(0.4)	—		(0.4)	—
Operating profit	$40.7	$30.9	31.7	$68.2	$57.6	18.4
Operating profit margin	21.7%	18.7%		20.0%	19.1%

Revenues increased for the three and six months ended June 30, 2015 by 13.5% and 12.8%, respectively, compared to the same periods in 2014 with slightly over half of the increase resulting primarily from higher delivery volumes of hopper barges, partially offset by lower delivery volumes of tank barges. The remainder of the revenue increase is due to product mix changes. Cost of revenues increased at a lower rate than the increase in revenues for the three and six months ended June 30, 2015 when compared to the same periods in the prior year due to product mix changes. Selling, engineering, and administrative costs increased for the three and six months ended June 30, 2015 compared to the same periods in 2014 due to higher compensation and consulting costs.

As of June 30, 2015, the backlog for the Inland Barge Group was $454.0 million compared to $466.7 million as of June 30, 2014. Deliveries for multi-year barge agreements are included in the backlog when specific production quantities for future periods have been determined.

Energy Equipment Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percent	2015	2014	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Wind towers and utility structures	$155.9	$95.7	62.9%	$324.6	$184.8	75.6%
Other	126.0	131.9	(4.5)	257.4	253.4	1.6
Total revenues	281.9	227.6	23.9	582.0	438.2	32.8

Operating costs:
Cost of revenues	223.6	185.0	20.9	466.2	359.2	29.8
Selling, engineering, and administrative costs	22.0	15.4	42.9	42.3	28.9	46.4
Property disposition gains	—	(1.1)		—	(1.1)
Operating profit	$36.3	$28.3	28.3	$73.5	$51.2	43.6
Operating profit margin	12.9%	12.4%		12.6%	11.7%

Revenues for the three and six months ended June 30, 2015 increased by 23.9% and 32.8%, respectively, when compared to the same periods in 2014. Revenues from our wind towers and utility structures product line increased by 62.9% and 75.6%, respectively, primarily due to an acquisition. Revenue from other product lines for the three and six months ended June 30, 2015 decreased by 4.5% and increased by 1.6%, respectively, when compared to the same periods in 2014 primarily as a result of changes in shipping volumes. Other revenues include results primarily from our storage and distribution containers and tank heads product lines. Cost of revenues increased by 20.9% and 29.8%, respectively, for the three and six months ended June 30, 2015 compared to 2014 while selling, engineering, and administrative costs increased by 42.9% and 46.4%, respectively. Almost all of the increase in operating costs for the three and six months ended June 30, 2015 was due to an acquisition.

The backlog for wind towers was $502.6 million and $611.3 million at June 30, 2015 and 2014, respectively. The Company does not report backlog from its utility structures business because certain contracts contain partial order cancellation provisions.

Railcar Leasing and Management Services Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percent	2015	2014	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$178.2	$160.7	10.9%	$344.3	$310.9	10.7%
Sales of railcars owned one year or less at the time of sale	59.9	70.8	*	138.6	363.7	*
Total revenues	$238.1	$231.5	2.9	$482.9	$674.6	(28.4)

Operating profit:
Leasing and management	$90.6	$75.5	20.0	$172.9	$139.4	24.0
Railcar sales:
Railcars owned one year or less at the time of sale	17.0	17.2		42.6	106.1
Railcars owned more than one year at the time of sale	30.1	9.7		45.0	87.2
Total operating profit	$137.7	$102.4	34.5	$260.5	$332.7	(21.7)

Operating profit margin:
Leasing and management	50.8%	47.0%		50.2%	44.8%
Railcar sales	*	*		*	*
Total operating profit margin	57.8%	44.2%		53.9%	49.3%

Selected expense information(1):
Depreciation	$35.8	$32.2	11.2	$69.9	$64.7	8.0
Maintenance	$21.4	$20.0	7.0	$41.3	$41.0	0.7
Rent	$9.6	$13.3	(27.8)	$21.4	$26.6	(19.5)
Interest	$36.4	$38.1	(4.5)	$74.3	$75.4	(1.5)
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

Total revenues increased by 2.9% for the three months ended June 30, 2015 compared to 2014 driven by net fleet additions and higher rental rates, partially offset by a lower volume of railcar sales. Sixty percent of the increase in leasing and management revenues is primarily due to net fleet additions with the remainder due primarily to higher average rental rates.

Total revenues decreased by 28.4% for the six months ended June 30, 2015 compared to 2014 due to a lower volume of railcar sales, partially offset by growth in leasing and management revenues. Half of the increase in leasing and management revenues was due to higher average rental rates with the remaining increase due primarily to net fleet additions.

During the six months ended June 30, 2015 and 2014, the Leasing Group received proceeds from the sale of leased railcars to Element under the strategic alliance with Element announced in December 2013 as follows:

	Six Months Ended June 30,
	2015	2014
	(in millions)
Railcars owned one year or less at the time of sale	$110.0	$331.4
Railcars owned more than one year at the time of sale	127.5	222.7
	$237.5	$554.1

Operating profit increased by 34.5% for the three months ended June 30, 2015 compared to 2014 due to a higher volume of railcar sales, higher average rental rates, and decreased rent expense. Operating profit decreased by 21.7% for the six months ended June 30, 2015 compared to 2014 due primarily to lower volume of railcar sales. Leasing and management profit increased due to higher average rental rates, net fleet additions, and decreased rent expense. In February 2015, the Leasing Group purchased all of the railcars which previously had been leased to the Company from one of the independent owner trusts. As a result of this purchase, rent expense decreased for the three and six months ended June 30, 2015 when compared to 2014. See Note 6 to the Consolidated Financial Statements for a description of lease arrangements with the independent owner trusts.

The Leasing Group generally uses its non-recourse warehouse loan facility or cash to provide initial financing for a portion of the purchase price of the railcars. In April 2015, the TILC warehouse loan facility was increased to $1 billion and extended through April 2018. After initial financing, the Leasing Group generally obtains long-term financing for the railcars in the lease fleet through non-recourse asset-backed securities; long-term non-recourse operating leases pursuant to sales/leaseback transactions; long-term recourse debt such as equipment trust certificates; or third-party equity. See Other Investing and Financing Activities.

Information regarding the Leasing Group’s lease fleet follows:

	June 30, 2015	June 30, 2014
Number of railcars	76,440	73,760
Average age in years	7.9	7.5
Average remaining lease term in years	3.3	3.3
Fleet utilization	98.9%	99.7%

All Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percent	2015	2014	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues	$26.8	$28.1	(4.6)%	$54.9	$51.3	7.0%

Operating costs:
Cost of revenues	26.1	29.2	(10.6)	53.8	55.9	(3.8)
Selling, engineering, and administrative costs	2.2	1.7	29.4	4.3	3.3	30.3
Property disposition (gains) losses	(1.4)	(0.2)		(1.6)	0.1
Operating loss	$(0.1)	$(2.6)	(96.2)	$(1.6)	$(8.0)	(80.0)

Revenues decreased by 4.6% and increased by 7.0% for the three and six months ended June 30, 2015, respectively, compared to 2014 primarily due to lower revenues from our facilities maintenance operations for the three months ended June 30, 2015 and higher revenues from both our facilities maintenance operations and transportation company resulting from higher internal shipments. The decrease in operating loss for the three and six months ended June 30, 2015 was due to overall improved efficiency from these support activities, certain reserves recorded in 2014, and gains from certain property dispositions.

Corporate

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Percent	2015	2014	Percent
	($ in millions)		Change	($ in millions)		Change
Operating costs	$32.3	$29.7	8.8%	$59.0	$52.8	11.7%

Operating costs for the three and six months ended June 30, 2015 increased 8.8% and 11.7%, respectively, due to higher compensation and legal expenses compared to 2014.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2015 and June 30, 2014:

	Six Months Ended June 30,
	2015	2014
	(in millions)
Total cash provided by (required by):
Operating activities	$282.0	$157.4
Investing activities	(262.6)	(81.2)
Financing activities	(323.5)	210.6
Net increase (decrease) in cash and cash equivalents	$(304.1)	$286.8

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2015 was $282.0 million compared to net cash provided by operating activities of $157.4 million for the six months ended June 30, 2014. Cash flow provided by operating activities increased primarily due to higher operating profits and lower inventories.

Receivables at June 30, 2015 increased by $128.8 million or 27.8% from December 31, 2014 primarily due to higher receivables in our Rail Group. At June 30, 2015, one customer's net receivable balance in our Rail Group accounted for 11% of the consolidated net receivables balance outstanding. Raw materials inventory at June 30, 2015 decreased by $51.1 million or 8.7% since December 31, 2014 primarily attributable to lower levels in our Rail Group from improved inventory management while finished goods inventory at June 30, 2015 increased by $22.3 million or 12.1% since December 31, 2014 due to higher shipment levels in our Rail Group. Accounts payable decreased by $22.0 million while accrued liabilities decreased by $150.7 million from December 31, 2014 primarily due to the payment of certain 2014 year end obligations and lower customer advances outstanding which totaled $69.1 million at June 30, 2015. We continually review reserves related to bad debt as well as the adequacy of lower of cost or market valuations related to accounts receivable and inventory.

Investing Activities. Net cash required by investing activities for the six months ended June 30, 2015 was $262.6 million compared to $81.2 million for the six months ended June 30, 2014. Capital expenditures for the six months ended June 30, 2015 were $520.1 million, which included $515.4 million for additions to the lease fleet less $96.0 million for the cost of sold lease fleet railcars owned one year or less. This compares to $157.0 million of capital expenditures for the same period last year, which included $307.1 million for additions to the lease fleet less $257.6 million for the cost of sold lease fleet railcars owned one year or less. Lease fleet additions during the first quarter of 2015 include the Company's purchase of the railcars which previously had been leased to the Leasing Group from one of the independent owner trusts for $121.1 million. Full-year manufacturing/corporate capital expenditures for 2015 are projected to range between $250.0 million and $300.0 million. For 2015, we expect the annual net cash investment in new railcars in our lease fleet to be between $160.0 million and $185.0 million after considering the expected proceeds received from leased railcar sales during the year and the purchase of railcars from the independent owner trust. Proceeds from the sale of property, plant, and equipment and other assets totaled $172.2 million for the six months ended June 30, 2015, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $167.4 million. This compares to $263.1 million for the same period in 2014, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $242.1 million. Net cash required related to acquisitions amounted to $46.2 million for the six months ended June 30, 2015 while proceeds from business divestitures totaled $51.3 million. Short-term marketable securities for the six months ended June 30, 2015 decreased by $75.0 million.

Financing Activities. Net cash required by financing activities during the six months ended June 30, 2015 was $323.5 million compared to $210.6 million of cash provided by financing activities for the same period in 2014. During the six months ended June 30, 2015, we retired $471.0 million in debt including $340.0 million for the full repayment of promissory notes related to one of our wholly-owned leasing subsidiaries. During the six months ended June 30, 2014, we retired $90.1 million in debt as scheduled. We borrowed $242.4 million, net of debt issuance costs, during the six months ended June 30, 2015 from our TILC warehouse loan facility. We borrowed $332.1 million, net of debt issuance costs, during the six months ended June 30, 2014, from the issuance by TRIP Master Funding of its 2014-1 Secured Railcar Equipment Notes. Also, during the six months ended June 30, 2014, we received $49.6 million in equity contributions from noncontrolling interests in one of the Company's partially-owned leasing subsidiaries. Additionally, we repurchased shares of the Company stock under a share repurchase program as described further below. We intend to use our cash and committed credit facilities to fund the operations, expansions, and growth initiatives of the Company.

Other Investing and Financing Activities

During the six months ended June 30, 2015 and 2014, the Company received proceeds from the sale of leased railcars to Element under the strategic alliance with Element announced in December 2013 as follows:

	Six Months Ended June 30,
	2015	2014
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$110.0	$331.4
Railcars owned more than one year at the time of sale	127.5	222.7
Rail Group	111.7	81.6
	$349.2	$635.7
Since the inception of our alliance, the Company has received proceeds of $1,336.9 million from the sale of leased railcars to Element.

In March 2015, we completed the acquisition of the assets of a lightweight aggregates business in our Construction Products Group with facilities located in Louisiana, Alabama, and Arkansas for a purchase price of $46.2 million. In June 2015, we sold the assets of our U.S. galvanizing business for $51.3 million which included six facilities in Texas, Mississippi, and Louisiana. The assets and results of operations for this divestiture were included in the Construction Products Group.

The TILC warehouse loan facility, established to finance railcars owned by TILC, had $322.1 million in outstanding borrowings as of June 30, 2015. In April 2015, the facility was increased to $1 billion and extended through April 2018. Under the renewed facility, $677.9 million was unused and available as of June 30, 2015 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 1.95% at June 30, 2015. Interest rate pricing remained unchanged under the renewed facility. Amounts outstanding at maturity, absent renewal, are payable under the renewed facility in April 2019.

In May 2015, TRL VI, a wholly-owned subsidiary of the Company owned through TILC, repaid the Promissory Notes in full for approximately $340.0 million. The Promissory Notes were issued by TRL VI in 2008 and secured by a diversified portfolio of leased railcars and certain cash reserves. The Promissory Notes had an effective interest rate of 5.63%, after consideration of interest rate hedges. Per the original terms of the Promissory Notes, the borrowing margin was scheduled to increase by 0.50% in May 2015.

In May 2015, we renewed and extended our unsecured corporate revolving credit facility through May 2020, increasing the size of the facility from $425.0 million to $600.0 million. The facility was previously scheduled to mature in October 2016. As of June 30, 2015, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $88.6 million, leaving $511.4 million available for borrowing. Other than these letters of credit, there were no borrowings under our revolving credit facility as of June 30, 2015, or for the six month period then ended. Borrowings under the credit facility bear interest at a defined index rate plus a margin and are guaranteed by certain 100%-owned subsidiaries of the Company.

In March 2014, the Company’s Board of Directors authorized a $250 million share repurchase program that expires on December 31, 2015. Under the program, 1,669,764 shares and 2,390,804 shares, respectively, were repurchased during the three and six months ended June 30, 2015, at a cost of approximately $50.0 million and $75.0 million, respectively.

In May 2015, the Company declared an increase in its quarterly dividend from $0.10 to $0.11 per share, reflecting a 10% increase.

Demand conditions and corresponding order levels for new railcars continue to be favorable across a wide variety of industries. While demand conditions and corresponding order levels for barges serving the oil and gas markets have slowed, favorable conditions exist long term for barges in the chemical, petrochemical, and agricultural markets. Budgetary constraints at the Federal and state levels, and pending litigation in our Highway Products business have negatively impacted the results of our Construction Products Group.

We continually assess our manufacturing capacity and take steps to align our production capacity with demand for our products. Due to improvements in demand for certain products, we increased production staff at certain facilities. We expect that facilities on non-operating status will be available for future operations should demand increase further.

Future Operating Requirements

We expect to finance future operating requirements with cash, cash equivalents and short-term marketable securities; cash flows from operations; and, depending on market conditions, short-term and long-term debt; and equity. Debt instruments that the Company has utilized include its revolving credit facility, the TILC warehouse facility, senior notes, convertible subordinated notes, asset-backed securities, and sale-leaseback transactions. As of June 30, 2015, the Company had unrestricted cash and cash equivalent balances of $583.8 million, and $511.4 million available under its revolving credit facility. In April 2015, the TILC warehouse facility was increased to $1 billion and extended through April 2018. Under the renewed facility, $677.9 million was unused and available as of June 30, 2015 based on the amount of warehouse-eligible, unpledged equipment. The Company believes it has access to adequate capital resources to fund operating requirements and is an active participant in the capital markets.

Off Balance Sheet Arrangements

See Note 6 of the Consolidated Financial Statements for information about off balance sheet arrangements.

Derivative Instruments

We use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 of the Consolidated Financial Statements for discussion of how the Company valued its commodity hedges and interest rate swaps at June 30, 2015. See Note 11 of the Consolidated Financial Statements for a description of the Company's debt instruments.

Interest rate hedges

			Included in accompanying balance sheet at June 30, 2015
	Notional Amount	Interest Rate(1)	Liability	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(1.2)	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$9.0	$12.1
Open hedge:
TRIP Master Funding secured railcar equipment notes	$51.2	2.62%	$1.9	$0.8	$1.0

(1)	Weighted average fixed interest rate

	Effect on interest expense - increase/(decrease)
	Three Months Ended June 30,		Six Months Ended June 30,		Expected effect during next twelve months(1)
	2015	2014	2015	2014
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$(0.1)	$(0.1)	$(0.2)	$(0.2)	$(0.3)
Promissory notes	$0.5	$0.7	$1.2	$1.5	$—
TRIP Holdings warehouse loan	$1.2	$1.3	$2.5	$2.6	$4.9
Open hedges:
TRIP Master Funding secured railcar equipment notes	$0.4	$0.4	$0.7	$0.8	$1.1
Promissory notes	$1.6	$3.8	$5.3	$7.7	$—
(1) Based on the fair value of open hedges as of June 30, 2015

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

During 2006 and 2007, we entered into interest rate swap derivatives in anticipation of issuing our Promissory Notes. These derivative instruments, with a notional amount of $370.0 million, were settled in 2008 and fixed the interest rate on a portion of the related debt issuance. These derivative instrument transactions were being accounted for as cash flow hedges with changes in the fair value of the instruments of $24.5 million recorded as a loss in AOCL through the date the related debt issuance closed in 2008. The balance was being amortized over the term of the related debt. These derivative instruments were fully amortized in May 2015. The effect on interest expense is due to amortization of the AOCL balance.

In 2008, we entered into an interest rate swap derivative instrument to fix the variable Libor component of the Promissory Notes. This derivative instrument expired in May 2015 and was being accounted for as a cash flow hedge. The effect on interest expense is primarily a result of monthly interest settlements.

Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $4.9 million of additional interest expense expected to be recognized during the twelve months following June 30, 2015. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with a notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The effect on interest expense is primarily a result of monthly interest settlements.

See Note 11 Debt regarding the related debt instruments.

Other Derivatives

Natural gas and diesel fuel

We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The effect on operating income for these instruments was not significant. The amount recorded in the consolidated balance sheet as of June 30, 2015 for these instruments was a liability of $0.6 million.

Foreign exchange

We may enter into foreign exchange hedges to mitigate the impact on operating profit of unfavorable fluctuations in foreign currency exchange rates. The amounts recorded in the consolidated financial statements as of June 30, 2015 for these instruments were not significant. These instruments are short term with quarterly maturities and no remaining balance in AOCL as of June 30, 2015.

Contractual Obligation and Commercial Commitments

As of June 30, 2015, contractual obligations related to letters of credit decreased to $88.7 million from $92.0 million as of December 31, 2014. Refer to Note 11 of the Consolidated Financial Statements for changes to our outstanding debt and maturities. Contractual obligations that relate to operating leases including sale/leaseback transactions were substantially unchanged as of June 30, 2015 except for the $105.8 million reduction in lease obligations resulting from the termination of one of the owner trusts. See Note 6 of the Consolidated Financial Statements regarding operating lease obligations.

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

•	the timing of introduction of new products;

•	the timing and delivery of customer orders, sales of leased railcars, or a breach of customer contracts;

•	the credit worthiness of customers and their access to capital;

•	product price changes;

•	changes in mix of products sold;

•	the extent of utilization of manufacturing capacity;

•	availability and costs of steel, component parts, supplies, and other raw materials;

•	competition and other competitive factors;

•	changing technologies;

•	surcharges and other fees added to fixed pricing agreements for steel, component parts, supplies and other raw materials;

•	interest rates and capital costs;

•	counter-party risks for financial instruments;

•	long-term funding of our operations;

•	changes in our stock price resulting in a dilutive impact on earnings per share related to conversion features in our financing instruments;

•	taxes;

•	the stability of the governments and political and business conditions in certain foreign countries, particularly Mexico;

•	changes in import and export quotas and regulations;

•	business conditions in emerging economies;

•	costs and results of litigation, including trial and appellate costs and supersedeas bonding costs;

•	changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies; and

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our market risks since December 31, 2014 as set forth in Item 7A of our 2014 Form 10-K. Refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of debt-related activity and the impact of hedging activity for the three and six months ended June 30, 2015.

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

As stated in the notes to the consolidated financial statements included in our 2014 Form 10-K, the Company acquired the assets of Meyer Steel Structures ("Meyer") on August 18, 2014 and has not yet included Meyer in our assessment of the effectiveness of our internal control over financial reporting. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include any disclosure controls and procedures of Meyer that are also part of Meyer's internal control over financial reporting. For the six months ended June 30, 2015, Meyer represented less than 8% of our consolidated total revenues and, as of June 30, 2015, represented less than 8% of its consolidated total assets.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of our 2014 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended June 30, 2015:

Period	Number of Shares Purchased(1)	Average Price Paid per Share (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2015 through April 30, 2015	166,675	$28.34	166,000	$188,848,188
May 1, 2015 through May 31, 2015	1,658,847	$30.56	789,200	$164,890,528
June 1, 2015 through June 30, 2015	716,290	$29.79	714,564	$143,601,443
Total	2,541,812	$30.20	1,669,764	$143,601,443

(1) These columns include the following transactions during the three months ended June 30, 2015: (i) the surrender to the Company of 871,000 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, (ii) the purchase of 1,048 shares of common stock by the Trustee for assets held in a non-qualified employee profit-sharing plan trust, and (iii) the purchase of 1,669,764 shares of common stock on the open market as part of the stock repurchase program.

(2) In March 2014, the Company’s Board of Directors authorized a $250 million share repurchase program that expires on December 31, 2015. Under the program, 1,669,764 shares were repurchased during the three months ended June 30, 2015 at a cost of approximately $50.0 million. The approximate dollar value of shares that were eligible to be repurchased under such share repurchase program is shown as of the end of such month or quarter.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-Q.

Item 5. Other Information

None.

Item 6. Exhibits

NO.	DESCRIPTION
3.1	Amended and Restated Bylaws of Trinity Industries, Inc., effective May 4, 2015 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed May 8, 2015).
3.2	Amended and Restated Certificate of Incorporation of Trinity Industries, Inc., effective May 11, 2015 (filed herewith).
10.1
Amendment No. 1 to the Third Amended and Restated Warehouse Loan Agreement, dated as of April 8, 2015, among Trinity Industries Leasing Company, Trinity Rail Leasing Warehouse Trust, the banks and other lending institutions from time to time party thereto, Credit Suisse AG, New York Branch, as Agent, and Wilmington Trust Company, as Collateral Agent and Depositary (incorporated by reference to Exhibit 10.1 to our Form 8-K filed April 9, 2015).

10.2	Third Amended and Restated Trinity Industries, Inc. 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to our Form S-8 filed May 5, 2015).*
10.3
Credit Agreement, dated as of May 20, 2015, by and among Trinity Industries, Inc., as Borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Bank, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 22, 2015).

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
Registrant
James E. Perry
Senior Vice President and
Chief Financial Officer
July 24, 2015

INDEX TO EXHIBITS

NO.	DESCRIPTION
3.1	Amended and Restated Bylaws of Trinity Industries, Inc., effective May 4, 2015 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed May 8, 2015).
3.2	Amended and Restated Certificate of Incorporation of Trinity Industries, Inc., effective May 11, 2015 (filed herewith).
10.1
Amendment No. 1 to the Third Amended and Restated Warehouse Loan Agreement, dated as of April 8, 2015, among Trinity Industries Leasing Company, Trinity Rail Leasing Warehouse Trust, the banks and other lending institutions from time to time party thereto, Credit Suisse AG, New York Branch, as Agent, and Wilmington Trust Company, as Collateral Agent and Depositary (incorporated by reference to Exhibit 10.1 to our Form 8-K filed April 9, 2015).

10.2	Third Amended and Restated Trinity Industries, Inc. 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to our Form S-8 filed May 5, 2015).*
10.3
Credit Agreement, dated as of May 20, 2015, by and among Trinity Industries, Inc., as Borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, Wells Fargo Bank, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 22, 2015).

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