Form 10-Q
period 2015-09-30
TRINITY INDUSTRIES INC
filed 2015-10-23
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At October 15, 2015 the number of shares of common stock outstanding was 152,855,266.

TRINITY INDUSTRIES, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions, except per share amounts)
Revenues:
Manufacturing	$1,295.6	$1,359.8	$4,123.5	$3,638.0
Leasing	246.6	203.0	722.2	870.6
	1,542.2	1,562.8	4,845.7	4,508.6
Operating costs:
Cost of revenues:
Manufacturing	976.0	1,062.6	3,162.3	2,827.5
Leasing	133.4	109.6	377.8	517.0
	1,109.4	1,172.2	3,540.1	3,344.5
Selling, engineering, and administrative expenses:
Manufacturing	71.5	64.2	202.2	169.7
Leasing	15.4	12.1	38.4	33.8
Other	39.7	36.7	98.7	89.5
	126.6	113.0	339.3	293.0
Gains on dispositions of property:
Net gains on railcar lease fleet sales owned more than one year at the time of sale	57.8	3.0	102.8	90.2
Other	0.9	0.6	11.8	13.2
	58.7	3.6	114.6	103.4
Total operating profit	364.9	281.2	1,080.9	974.5
Other (income) expense:
Interest income	(0.6)	(0.4)	(1.6)	(1.5)
Interest expense	46.7	48.2	148.8	141.4
Other, net	(1.0)	(1.6)	(4.0)	(2.9)
	45.1	46.2	143.2	137.0
Income before income taxes	319.8	235.0	937.7	837.5
Provision for income taxes	107.6	78.1	315.7	274.5
Net income	212.2	156.9	622.0	563.0
Net income attributable to noncontrolling interest	7.9	7.5	25.5	23.0
Net income attributable to Trinity Industries, Inc.	$204.3	$149.4	$596.5	$540.0

Net income attributable to Trinity Industries, Inc. per common share:
Basic	$1.32	$0.96	$3.84	$3.46
Diluted	$1.31	$0.91	$3.78	$3.33
Weighted average number of shares outstanding:
Basic	150.0	151.5	150.6	150.9
Diluted	150.9	159.6	153.1	157.0
Dividends declared per common share	$0.110	$0.100	$0.320	$0.275
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Net income	$212.2	$156.9	$622.0	$563.0
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized losses arising during the period, net of tax expense (benefit) of $(0.2), $-, $(0.4), and $(0.5)	(0.5)	0.1	(0.8)	(0.9)
Reclassification adjustments for losses included in net income, net of tax benefit of $0.2, $1.9, $3.3, and $6.6	1.2	4.2	7.6	11.9
Currency translation adjustment	(2.6)	(0.6)	(5.2)	(0.6)
Defined benefit plans:
Amortization of net actuarial losses, net of tax benefit of $0.5, $0.3, $1.5, and $0.5	0.8	0.7	2.4	1.1
	(1.1)	4.4	4.0	11.5
Comprehensive income	211.1	161.3	626.0	574.5
Less: comprehensive income attributable to noncontrolling interest	8.4	8.6	27.5	25.4
Comprehensive income attributable to Trinity Industries, Inc.	$202.7	$152.7	$598.5	$549.1
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
	(unaudited)
	(in millions)
ASSETS
Cash and cash equivalents	$677.8	$887.9
Short-term marketable securities	—	75.0
Receivables, net of allowance	481.7	405.3
Income tax receivable	26.2	58.6
Inventories:
Raw materials and supplies	515.9	585.4
Work in process	280.4	298.2
Finished goods	224.6	184.8
	1,020.9	1,068.4
Restricted cash, including partially-owned subsidiaries of $90.5 and $91.9	211.8	234.7
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $2,261.3 and $2,261.2	7,111.0	6,586.0
Less accumulated depreciation, including partially-owned subsidiaries of $308.8 and $261.3	(1,802.6)	(1,683.1)
	5,308.4	4,902.9
Goodwill	754.3	773.2
Other assets	324.2	327.8
	$8,805.3	$8,733.8
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$294.6	$295.4
Accrued liabilities	557.5	709.6
Debt:
Recourse, net of unamortized discount of $48.3 and $60.0	838.3	829.3
Non-recourse:
Wholly-owned subsidiaries	982.1	1,207.8
Partially-owned subsidiaries	1,464.1	1,515.9
	3,284.5	3,553.0
Deferred income	27.4	36.4
Deferred income taxes	665.8	632.6
Other liabilities	115.2	109.4
	4,945.0	5,336.4
Stockholders’ equity:
Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – shares authorized – at September 30, 2015 – 400.0; at December 31, 2014 – 200.0	1.5	155.7
Capital in excess of par value	575.8	463.2
Retained earnings	3,037.2	2,489.9
Accumulated other comprehensive loss	(109.9)	(111.9)
Treasury stock	(42.9)	(1.0)
	3,461.7	2,995.9
Noncontrolling interest	398.6	401.5
	3,860.3	3,397.4
	$8,805.3	$8,733.8
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2015	2014
	(in millions)
Operating activities:
Net income	$622.0	$563.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	197.9	171.5
Stock-based compensation expense	46.3	38.1
Excess tax benefits from stock-based compensation	(13.1)	(24.2)
Expense (benefit) for deferred income taxes	13.8	(61.2)
Net gains on railcar lease fleet sales owned more than one year at the time of sale	(102.8)	(90.2)
Gains on dispositions of property	(11.8)	(13.2)
Non-cash interest expense	23.0	22.4
Other	(1.1)	(3.6)
Changes in assets and liabilities:
(Increase) decrease in receivables	(43.9)	(155.5)
(Increase) decrease in inventories	50.7	(226.3)
(Increase) decrease in restricted cash	(9.4)	25.0
(Increase) decrease in other assets	(16.1)	(34.2)
Increase (decrease) in accounts payable	(0.8)	89.0
Increase (decrease) in accrued liabilities	(128.7)	28.7
Increase (decrease) in other liabilities	4.3	3.3
Net cash provided by operating activities	630.3	332.6

Investing activities:
(Increase) decrease in short-term marketable securities	75.0	149.7
Proceeds from dispositions of property	6.1	21.9
Proceeds from railcar lease fleet sales owned more than one year at the time of sale	313.4	257.4
Capital expenditures – leasing, net of sold lease fleet railcars owned one year or less with a net cost of $150.0 and $295.4	(642.2)	(170.4)
Capital expenditures – manufacturing and other	(145.1)	(170.0)
Acquisitions, net of cash acquired	(46.2)	(711.8)
Divestitures	51.3	—
Other	4.8	2.0
Net cash required by investing activities	(382.9)	(621.2)

Financing activities:
Proceeds from issuance of common stock, net	0.2	0.6
Excess tax benefits from stock-based compensation	13.1	24.2
Payments to retire debt	(530.8)	(140.2)
Proceeds from issuance of debt	242.4	727.4
(Increase) decrease in restricted cash	32.3	(2.2)
Shares repurchased	(107.5)	(36.5)
Dividends paid to common shareholders	(48.0)	(38.7)
Purchase of shares to satisfy employee tax on vested stock	(27.4)	(38.5)
Contributions from noncontrolling interest	—	49.6
Distributions to noncontrolling interest	(30.4)	(19.3)
Other	(1.4)	(2.6)
Net cash (required) provided by financing activities	(457.5)	523.8
Net (decrease) increase in cash and cash equivalents	(210.1)	235.2
Cash and cash equivalents at beginning of period	887.9	428.5
Cash and cash equivalents at end of period	$677.8	$663.7
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value)
Balances at December 31, 2014	155.7	$155.7	$463.2	$2,489.9	$(111.9)	(0.1)	$(1.0)	$2,995.9	$401.5	$3,397.4
Net income	—	—	—	596.5	—	—	—	596.5	25.5	622.0
Other comprehensive income	—	—	—	—	2.0	—	—	2.0	2.0	4.0
Cash dividends on common stock	—	—	—	(49.2)	—	—	—	(49.2)	—	(49.2)
Restricted shares, net	2.1	—	49.2	—	—	(1.0)	(30.3)	18.9	—	18.9
Shares repurchased	—	—	—	—	—	(3.9)	(115.0)	(115.0)	—	(115.0)
Stock options exercised	—	—	0.2	—	—	—	—	0.2	—	0.2
Excess tax benefits from stock-based compensation	—	—	12.4	—	—	—	—	12.4	—	12.4
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(30.4)	(30.4)
Retirement of treasury stock	(3.3)	—	(103.4)	—	—	3.3	103.4	—	—	—
Change in par value of common stock	—	(154.2)	154.2	—	—	—	—	—	—	—
Balances at September 30, 2015	154.5	$1.5	$575.8	$3,037.2	$(109.9)	(1.7)	$(42.9)	$3,461.7	$398.6	$3,860.3
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity”, “Company”, “we”, or “our”) including the accounts of its wholly-owned subsidiaries and its partially-owned subsidiaries, TRIP Rail Holdings LLC (“TRIP Holdings”) and RIV 2013 Rail Holdings LLC ("RIV 2013"), in which the Company has a controlling interest. In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2015, and the results of operations for the three and nine months ended September 30, 2015 and 2014, and cash flows for the nine months ended September 30, 2015 and 2014, have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Because of seasonal and other factors, the results of operations for the nine months ended September 30, 2015 may not be indicative of expected results of operations for the year ending December 31, 2015. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2014.

Stockholders' Equity

In March 2014, the Company’s Board of Directors authorized a $250 million share repurchase program that expires on December 31, 2015. Under the program, 1,556,516 shares and 3,947,320 shares, respectively, were repurchased during the three and nine months ended September 30, 2015, at a cost of approximately $40.0 million and $115.0 million, respectively. During the three and nine months ended September 30, 2014, the Company repurchased 407,100 shares and 747,246 shares, respectively, at a cost of approximately $19.0 million and $31.5 million, respectively. Certain shares of stock repurchased during September 2015, totaling $7.5 million, were cash settled in October 2015 in accordance with normal settlement practices.

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

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03") which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of ASU 2015-03 will have a material impact on our consolidated financial statements.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, “Simplifying the Accounting for Measurement Period Adjustments” (“ASU 2015-16”) which requires that adjustments to provisional amounts identified during the measurement period of a business combination be recognized in the reporting period in which those adjustments are determined, including the effect on earnings, if any, calculated as if the accounting had been completed at the acquisition date. This eliminates the previous requirement to retrospectively account for such adjustments. ASU 2015-16 also requires additional disclosures related to the income statement effects of adjustments to provisional amounts identified during the measurement period. ASU 2015-16 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of ASU 2015-16 will have a material impact on our consolidated financial statements.

Reclassifications

Certain prior year balances have been reclassified in the consolidated statements of operations and cash flows to conform to the 2015 presentation.

Note 2. Acquisitions and Divestitures

The Company's acquisition and divestiture activities are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Acquisitions:
Purchase price	$—	$593.0	$46.2	$718.3
Net cash paid	$—	$593.0	$46.2	$711.8
Goodwill recorded	$—	$410.2	$—	$496.3

Divestitures:
Proceeds	$—	$—	$51.3	$—
Gain recognized	$—	$—	$8.2	$—
Goodwill charged off	$—	$—	$17.3	$—

In March 2015, we completed the acquisition of the assets of a lightweight aggregates business in our Construction Products Group with facilities located in Louisiana, Alabama, and Arkansas. As of September 30, 2015, the acquisition was recorded based on a preliminary valuation of the acquired assets and liabilities at their acquisition date fair value using level three inputs. Such assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level. See Note 3 Fair Value Accounting for a discussion of inputs in determining fair value.

In June 2015, we sold the assets of our galvanizing business which included six facilities in Texas, Mississippi, and Louisiana, recognizing a gain of $8.2 million which is included in gains on other dispositions of property in the accompanying consolidated statements of operations. The assets and results of operations for this divestiture were included in the Construction Products Group.

With regard to the acquisition of the assets of Meyer Steel Structures (“Meyer”) in August 2014, the purchase price allocation was finalized during the three-months ended September 30, 2015 as shown in the following table:

September 30, 2015
(in millions)
Accounts receivable	$29.4
Inventories	35.2
Property, plant, and equipment	70.5
Goodwill	410.2
Other assets	76.0
Accounts payable	(15.4)
Accrued liabilities	(10.3)
Total net assets acquired	$595.6

Note 3. Fair Value Accounting

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of September 30, 2015
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$233.2	$—	$—	$233.2
Restricted cash	211.8	—	—	211.8
Total assets	$445.0	$—	$—	$445.0

Liabilities:
Interest rate hedge:(1)
Partially-owned subsidiaries	$—	$2.2	$—	$2.2
Fuel derivative instruments(1)	—	0.7	—	0.7
Total liabilities	$—	$2.9	$—	$2.9

	Fair Value Measurement as of December 31, 2014
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$415.2	$—	$—	$415.2
Restricted cash	234.7	—	—	234.7
Total assets	$649.9	$—	$—	$649.9

Liabilities:
Interest rate hedges:(1)
Wholly-owned subsidiaries	$—	$6.4	$—	$6.4
Partially-owned subsidiaries	—	2.0	—	2.0
Fuel derivative instruments(1)	—	2.1	—	2.1
Total liabilities	$—	$10.5	$—	$10.5
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

The carrying amounts and estimated fair values of our long-term debt are as follows:

	September 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Recourse:
Senior notes	$399.6	$380.4	$399.6	$387.0
Convertible subordinated notes	449.5	529.6	449.5	593.9
Less: unamortized discount	(47.9)		(59.6)
	401.6		389.9
Capital lease obligations	36.6	36.6	39.1	39.1
Other	0.5	0.5	0.7	0.7
	838.3	947.1	829.3	1,020.7
Non-recourse:
2006 secured railcar equipment notes	209.0	225.6	223.0	245.6
Promissory notes	—	—	363.9	362.7
2009 secured railcar equipment notes	181.4	213.1	188.8	227.7
2010 secured railcar equipment notes	300.0	323.0	311.5	344.0
TILC warehouse facility	291.7	291.7	120.6	120.6
TRL 2012 secured railcar equipment notes (RIV 2013)	454.5	448.2	472.2	470.3
TRIP Master Funding secured railcar equipment notes	1,009.6	1,065.0	1,043.7	1,121.4
	2,446.2	2,566.6	2,723.7	2,892.3
Total	$3,284.5	$3,513.7	$3,553.0	$3,913.0

The estimated fair value of our senior notes and convertible subordinated notes were based on a quoted market price in a market with little activity as of September 30, 2015 and December 31, 2014, respectively (Level 2 input). The estimated fair values of our 2006, 2009, 2010, and 2012 secured railcar equipment notes, promissory notes, and TRIP Rail Master Funding LLC (“TRIP Master Funding”) secured railcar equipment notes are based on our estimate of their fair value as of September 30, 2015 and December 31, 2014, respectively. These values were determined by discounting their future cash flows at the current market interest rate (Level 3 inputs). The carrying value of our Trinity Industries Leasing Company (“TILC”) warehouse facility approximates fair value because the interest rate adjusts to the market interest rate (Level 3 input). The fair values of all other financial instruments are estimated to approximate carrying value. See Note 11 Debt for a description of the Company's long-term debt.

Note 4. Segment Information

The Company reports operating results in five principal business segments: (1) the Rail Group, which manufactures and sells railcars and related parts, components, and maintenance services; (2) the Construction Products Group, which manufactures and sells highway products and other primarily-steel products and services for infrastructure-related projects, and produces and sells aggregates; (3) the Inland Barge Group, which manufactures and sells barges and related products for inland waterway services; (4) the Energy Equipment Group, which manufactures and sells products for energy-related businesses, including structural wind towers, storage and distribution containers, tank heads for pressure and non-pressure vessels, and utility structures for electricity transmission and distribution; and (5) the Railcar Leasing and Management Services Group (“Leasing Group”), which owns and operates a fleet of railcars as well as provides third-party fleet leasing, management, maintenance, and administrative services. The segment All Other includes our captive insurance and transportation companies; legal, environmental, and maintenance costs associated with non-operating facilities; and other peripheral businesses. Gains and losses from the sale of property, plant, and equipment related to manufacturing and dedicated to the specific manufacturing operations of a particular segment are included in the operating profit of that respective segment. Gains and losses from the sale of property, plant, and equipment that can be utilized by multiple segments are included in operating profit of the All Other segment.

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

The financial information for these segments is shown in the tables below. We operate principally in North America.

Three Months Ended September 30, 2015

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$747.2	$326.2	$1,073.4	$223.3
Construction Products Group	151.1	3.7	154.8	19.9
Inland Barge Group	164.8	—	164.8	28.1
Energy Equipment Group	229.6	59.9	289.5	44.8
Railcar Leasing and Management Services Group	246.6	2.6	249.2	158.2
All Other	2.9	26.2	29.1	(3.0)
Segment Totals before Eliminations and Corporate	1,542.2	418.6	1,960.8	471.3
Corporate	—	—	—	(39.7)
Eliminations – Lease subsidiary	—	(308.4)	(308.4)	(65.6)
Eliminations – Other	—	(110.2)	(110.2)	(1.1)
Consolidated Total	$1,542.2	$—	$1,542.2	$364.9

Three Months Ended September 30, 2014

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$802.3	$194.1	$996.4	$186.4
Construction Products Group	168.4	2.0	170.4	21.6
Inland Barge Group	168.4	—	168.4	31.0
Energy Equipment Group	219.0	50.7	269.7	30.0
Railcar Leasing and Management Services Group	203.0	2.7	205.7	87.0
All Other	1.7	27.2	28.9	(3.3)
Segment Totals before Eliminations and Corporate	1,562.8	276.7	1,839.5	352.7
Corporate	—	—	—	(36.7)
Eliminations – Lease subsidiary	—	(186.5)	(186.5)	(34.3)
Eliminations – Other	—	(90.2)	(90.2)	(0.5)
Consolidated Total	$1,562.8	$—	$1,562.8	$281.2

Nine Months Ended September 30, 2015

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$2,506.8	$821.4	$3,328.2	$663.7
Construction Products Group	411.4	7.5	418.9	49.5
Inland Barge Group	505.7	—	505.7	96.3
Energy Equipment Group	694.4	177.1	871.5	118.3
Railcar Leasing and Management Services Group	722.2	9.9	732.1	418.7
All Other	5.2	78.8	84.0	(4.6)
Segment Totals before Eliminations and Corporate	4,845.7	1,094.7	5,940.4	1,341.9
Corporate	—	—	—	(98.7)
Eliminations – Lease subsidiary	—	(782.9)	(782.9)	(163.8)
Eliminations – Other	—	(311.8)	(311.8)	1.5
Consolidated Total	$4,845.7	$—	$4,845.7	$1,080.9

Nine Months Ended September 30, 2014

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$2,164.1	$585.3	$2,749.4	$529.9
Construction Products Group	430.5	4.7	435.2	65.7
Inland Barge Group	470.7	—	470.7	88.6
Energy Equipment Group	569.2	138.7	707.9	81.2
Railcar Leasing and Management Services Group	870.6	9.7	880.3	419.7
All Other	3.5	76.7	80.2	(11.3)
Segment Totals before Eliminations and Corporate	4,508.6	815.1	5,323.7	1,173.8
Corporate	—	—	—	(89.5)
Eliminations – Lease subsidiary	—	(564.2)	(564.2)	(110.5)
Eliminations – Other	—	(250.9)	(250.9)	0.7
Consolidated Total	$4,508.6	$—	$4,508.6	$974.5

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
At September 30, 2015, the Company's carrying value of its investment in TRIP Holdings and RIV 2013 totaled $227.0 million representing the Company's weighted average 39% ownership interest. The remaining 61% weighted average interest is owned by institutional investors. The Company's investments in its partially-owned leasing subsidiaries are eliminated in consolidation.
Each of TRIP Holdings and RIV 2013 has wholly-owned subsidiaries that are the owners of railcars acquired from the Company's Rail and Leasing Groups. These wholly-owned subsidiaries are TRIP Master Funding (wholly-owned by TRIP Holdings) and Trinity Rail Leasing 2012 LLC ("TRL 2012", wholly-owned by RIV 2013). Railcar purchases were funded by secured borrowings and capital contributions from TILC and third-party equity investors.TILC is the contractual servicer for TRIP Master Funding and TRL 2012, with the authority to manage and service each entity's owned railcars. The Company's controlling interest in each of TRIP Holdings and RIV 2013 results from its combined role as both equity member and agent/servicer. The noncontrolling interest included in the accompanying consolidated balance sheets represents the non-Trinity equity interest in these partially-owned subsidiaries.
Trinity has no obligation to guarantee performance under any of the partially-owned subsidiaries' (or their respective subsidiaries') debt agreements, guarantee any railcar residual values, shield any parties from losses, or guarantee minimum yields.
The assets of each of TRIP Master Funding and TRL 2012 may only be used to satisfy the particular subsidiary's liabilities, and the creditors of each of TRIP Master Funding and TRL 2012 have recourse only to the particular subsidiary's assets. Each of TILC and the third-party equity investors receive distributions from TRIP Holdings and RIV 2013, when allowed, in proportion to its respective equity interests, and has an interest in the net assets of the partially-owned subsidiaries upon a liquidation event in the same proportion. TILC is paid fees for the services it provides to TRIP Master Funding and TRL 2012 and has the potential to earn certain incentive fees. With respect to TRIP Holdings as of September 30, 2015, TILC has a commitment that expires in May 2016 to provide additional equity funding of up to $5.7 million for the purchase of railcars and satisfaction of certain other liabilities of TRIP Holdings. The third-party equity investors in TRIP Holdings have a similar commitment that expires in May 2016 to provide up to $12.9 million of additional equity funding. TILC and the third-party equity investors may have additional commitments to provide equity funding to TRIP Holdings that expire in May 2019 contingent upon certain returns on investment in TRIP Holdings and other conditions being met.

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

Note 6. Railcar Leasing and Management Services Group

The Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet management, maintenance, and leasing services. Selected consolidating financial information for the Leasing Group is as follows:

	September 30, 2015
	Leasing Group
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash, cash equivalents, and short-term marketable securities	$2.5	$—	$675.3	$677.8
Property, plant, and equipment, net	$3,064.3	$1,952.5	$933.7	$5,950.5
Net deferred profit on railcars sold to the Leasing Group				(642.1)
Consolidated property, plant and equipment, net				$5,308.4
Restricted cash	$121.3	$90.5	$—	$211.8
Debt:
Recourse	$36.6	$—	$850.0	$886.6
Less: unamortized discount	—	—	(48.3)	(48.3)
	36.6	—	801.7	838.3
Non-recourse	982.1	1,464.1	—	2,446.2
Total debt	$1,018.7	$1,464.1	$801.7	$3,284.5
Net deferred tax liabilities	$656.7	$0.9	$(8.0)	$649.6

	December 31, 2014
	Leasing Group
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash, cash equivalents, and short-term marketable securities	$11.9	$—	$951.0	$962.9
Property, plant, and equipment, net	$2,599.2	$1,999.9	$861.0	$5,460.1
Net deferred profit on railcars sold to the Leasing Group				(557.2)
Consolidated property, plant and equipment, net				$4,902.9
Restricted cash	$142.8	$91.9	$—	$234.7
Debt:
Recourse	$39.1	$—	$850.2	$889.3
Less: unamortized discount	—	—	(60.0)	(60.0)
	39.1	—	790.2	829.3
Non-recourse	1,207.8	1,515.9	—	2,723.7
Total debt	$1,246.9	$1,515.9	$790.2	$3,553.0
Net deferred tax liabilities	$658.2	$0.9	$(44.1)	$615.0

Net deferred profit on railcars sold to the Leasing Group consists of intersegment profit that is eliminated in consolidation and is, therefore, not allocated to an operating segment. See Note 5 Partially-Owned Leasing Subsidiaries and Note 11 Debt for a further discussion regarding the Company’s investment in its partially-owned leasing subsidiaries and the related indebtedness.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Percent	2015	2014	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$176.6	$158.3	11.6%	$520.9	$469.2	11.0%
Sales of railcars owned one year or less at the time of sale	72.6	47.4	*	211.2	411.1	*
Total revenues	$249.2	$205.7	21.1	$732.1	$880.3	(16.8)

Operating profit:
Leasing and management	$81.8	$74.4	9.9	$254.7	$213.8	19.1
Railcar sales:
Railcars owned one year or less at the time of sale	18.6	9.6		61.2	115.7
Railcars owned more than one year at the time of sale	57.8	3.0		102.8	90.2
Total operating profit	$158.2	$87.0	81.8	$418.7	$419.7	(0.2)

Operating profit margin:
Leasing and management	46.3%	47.0%		48.9%	45.6%
Railcar sales	*	*		*	*
Total operating profit margin	63.5%	42.3%		57.2%	47.7%

Selected expense information(1):
Depreciation	$35.9	$32.4	10.8	$105.8	$97.1	9.0
Maintenance	$24.6	$17.8	38.2	$65.9	$58.8	12.1
Rent	$9.9	$13.1	(24.4)	$31.3	$39.7	(21.2)
Interest	$32.5	$39.1	(16.9)	$106.8	$114.5	(6.7)
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

During the nine months ended September 30, 2015 and 2014, the Company received proceeds from the sale of leased railcars to Element Financial Corporation ("Element") under the strategic alliance with Element announced in December 2013 as follows:

	Nine Months Ended September 30,
	2015	2014
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$182.7	$378.8
Railcars owned more than one year at the time of sale	258.0	235.7
Rail Group	175.8	153.4
	$616.5	$767.9

Since the inception of our alliance, the Company has received proceeds of $1,604.2 million from the sale of leased railcars to Element. On October 14, 2015, the Company and Element announced a $1 billion extension of the alliance through December 2019.

Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured predominantly by the Rail Group and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Leasing Group primarily enters into operating leases. Future contractual minimum rental revenues on leases are as follows:

	Remaining three months of 2015	2016	2017	2018	2019	Thereafter	Total
	(in millions)
Future contractual minimum rental revenue	$137.1	$486.2	$412.0	$327.9	$242.9	$410.1	$2,016.2

Debt. The Leasing Group’s debt at September 30, 2015 consisted of both recourse and non-recourse debt. As of September 30, 2015, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $1,474.2 million which is pledged as collateral for Leasing Group debt held by those subsidiaries, including equipment with a net book value of $44.5 million securing capital lease obligations. The net book value of unpledged equipment at September 30, 2015 was $1,522.4 million. See Note 11 Debt for the form, maturities, and descriptions of Leasing Group debt.

Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is nonrecourse to their members. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. TRIP Master Funding equipment with a net book value of $1,365.5 million is pledged as collateral for the TRIP Master Funding debt. TRL 2012 equipment with a net book value of $587.0 million is pledged solely as collateral for the TRL 2012 secured railcar equipment notes. See Note 5 Partially-Owned Leasing Subsidiaries for a description of TRIP Holdings and RIV 2013.

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

These Leasing Group subsidiaries had total assets as of September 30, 2015 of $147.6 million, including cash of $53.8 million and railcars of $67.0 million. The subsidiaries' cash, railcars, and an interest in each sublease are pledged to collateralize the lease obligations to the Trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiaries’ lease obligations. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties to be available to Trinity. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future contractual minimum rental revenues related to these leases due to the Leasing Group are as follows:

	Remaining three months of 2015	2016	2017	2018	2019	Thereafter	Total
	(in millions)
Future operating lease obligations of Trusts’ railcars	$7.4	$29.3	$29.2	$29.2	$28.8	$170.2	$294.1
Future contractual minimum rental revenues of Trusts’ railcars	$13.2	$47.4	$38.9	$29.2	$20.1	$35.0	$183.8

Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to operating leases other than leases discussed above are as follows:

	Remaining three months of 2015	2016	2017	2018	2019	Thereafter	Total
	(in millions)
Future operating lease obligations	$3.2	$12.8	$12.1	$12.0	$9.5	$28.7	$78.3
Future contractual minimum rental revenues	$5.3	$19.3	$12.4	$7.2	$3.8	$5.9	$53.9

Operating lease obligations totaling $14.4 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries. See Note 6 of the December 31, 2014 Consolidated Financial Statements filed on Form 10-K for a detailed explanation of these financing transactions.

Note 7. Derivative Instruments

We use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 Fair Value Accounting for discussion of how the Company valued its commodity hedges and interest rate swap at September 30, 2015. See Note 11 Debt for a description of the Company's debt instruments.

Interest rate hedges

			Included in accompanying balance sheet at September 30, 2015
	Notional Amount	Interest Rate(1)	Liability	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(1.1)	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$8.5	$11.4
Open hedge:
TRIP Master Funding secured railcar equipment notes	$48.8	2.62%	$2.2	$0.9	$1.2

(1)	Weighted average fixed interest rate

	Effect on interest expense - increase/(decrease)
	Three Months Ended September 30,		Nine Months Ended September 30,		Expected effect during next twelve months(1)
	2015	2014	2015	2014
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$—	$(0.1)	$(0.2)	$(0.3)	$(0.3)
Promissory notes	$—	$0.7	$1.2	$2.2	$—
TRIP Holdings warehouse loan	$1.2	$1.3	$3.7	$3.9	$4.8
Open hedges:
TRIP Master Funding secured railcar equipment notes	$0.2	$0.4	$0.9	$1.2	$1.0
Promissory notes	$—	$3.8	$5.3	$11.5	$—
(1) Based on the fair value of open hedges as of September 30, 2015

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

In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $4.8 million of additional interest expense expected to be recognized during the twelve months following September 30, 2015. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with a notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The effect on interest expense is primarily a result of monthly interest settlements.

See Note 11 Debt regarding the related debt instruments.

Other Derivatives

Natural gas and diesel fuel

We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The effect on operating income for these instruments was not significant. The amount recorded in the consolidated balance sheet as of September 30, 2015 for these instruments was a liability of $0.7 million.

Note 8. Property, Plant, and Equipment

The following table summarizes the components of property, plant, and equipment as of September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
	(in millions)
Manufacturing/Corporate:
Land	$85.1	$81.4
Buildings and improvements	572.9	548.2
Machinery and other	1,066.0	975.7
Construction in progress	95.4	76.4
	1,819.4	1,681.7
Less accumulated depreciation	(885.7)	(820.7)
	933.7	861.0
Leasing:
Wholly-owned subsidiaries:
Machinery and other	10.7	10.7
Equipment on lease	3,661.7	3,189.6
	3,672.4	3,200.3
Less accumulated depreciation	(608.1)	(601.1)
	3,064.3	2,599.2
Partially-owned subsidiaries:
Equipment on lease	2,261.3	2,261.2
Less accumulated depreciation	(308.8)	(261.3)
	1,952.5	1,999.9

Net deferred profit on railcars sold to the Leasing Group	(642.1)	(557.2)
	$5,308.4	$4,902.9

Note 9. Goodwill

Goodwill by segment is as follows:

	September 30, 2015	December 31, 2014
		(as reported)
	(in millions)
Rail Group	$134.6	$134.6
Construction Products Group	111.0	128.3
Energy Equipment Group	506.9	508.5
Railcar Leasing and Management Services Group	1.8	1.8
	$754.3	$773.2

The decrease in the Construction Products Group goodwill as of September 30, 2015 is due to divestiture activities during the nine months ended September 30, 2015. See Note 2 Acquisitions and Divestitures.

Note 10. Warranties

The changes in the accruals for warranties for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Beginning balance	$20.5	$17.1	$17.8	$14.7
Warranty costs incurred	(2.0)	(1.7)	(5.4)	(3.8)
Warranty originations and revisions	5.8	4.3	14.8	10.9
Warranty expirations	(1.7)	(0.7)	(4.6)	(2.8)
Ending balance	$22.6	$19.0	$22.6	$19.0

Note 11. Debt

The following table summarizes the components of debt as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in millions)
Corporate – Recourse:
Revolving credit facility	$—	$—
Senior notes, net of unamortized discount of $0.4 and $0.4	399.6	399.6
Convertible subordinated notes, net of unamortized discount of $47.9 and $59.6	401.6	389.9
Other	0.5	0.7
	801.7	790.2
Leasing – Recourse:
Capital lease obligations	36.6	39.1
Total recourse debt	838.3	829.3

Leasing – Non-recourse:
Wholly-owned subsidiaries:
2006 secured railcar equipment notes	209.0	223.0
Promissory notes	—	363.9
2009 secured railcar equipment notes	181.4	188.8
2010 secured railcar equipment notes	300.0	311.5
TILC warehouse facility	291.7	120.6
	982.1	1,207.8
Partially-owned subsidiaries:
TRL 2012 secured railcar equipment notes (RIV 2013)	454.5	472.2
TRIP Master Funding secured railcar equipment notes	1,009.6	1,043.7
	1,464.1	1,515.9
Total non–recourse debt	2,446.2	2,723.7
Total debt	$3,284.5	$3,553.0

In May 2015, we renewed and extended our unsecured corporate revolving credit facility through May 2020, increasing the size of the facility from $425.0 million to $600.0 million. As of September 30, 2015, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $91.6 million, leaving $508.4 million available for borrowing. Other than these letters of credit, there were no borrowings under our revolving credit facility as of September 30, 2015, or for the nine month period then ended. Of the outstanding letters of credit as of September 30, 2015, approximately $3.5 million is expected to expire in 2015 and the remainder in 2016. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew each year. Trinity’s revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. As of September 30, 2015, we were in compliance with all such financial covenants. Borrowings under the credit facility bear interest at a defined index rate plus a margin and are guaranteed by certain 100%-owned subsidiaries of the Company.

The Company's 3 7/8% Convertible Subordinated Notes are recorded net of unamortized discount to reflect their underlying economics by capturing the value of the conversion option as borrowing costs. As of September 30, 2015 and December 31, 2014, capital in excess of par value included $92.5 million related to the estimated value of the Convertible Subordinated Notes’ conversion options, in accordance with ASC 470-20. Debt discount recorded in the consolidated balance sheet is being amortized through June 1, 2018 to yield an effective annual interest rate of 8.42% based upon the estimated market interest rate for comparable non-convertible debt as of the issuance date of the Convertible Subordinated Notes. Total interest expense recognized on the Convertible Subordinated Notes for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Coupon rate interest	$4.4	$4.4	$13.1	$13.1
Amortized debt discount	4.0	3.7	11.7	10.8
	$8.4	$8.1	$24.8	$23.9

Holders of the Convertible Subordinated Notes may convert their notes under the following circumstances: 1) if the daily closing price of our common stock is greater than or equal to 130% of the conversion price during 20 of the last 30 trading days of the preceding calendar quarter; 2) upon notice of redemption; or 3) upon the occurrence of specified corporate transactions pursuant to the terms of the applicable indenture. Upon conversion, the Company is required to pay cash up to the aggregate principal amount of the Convertible Subordinated Notes to be converted. Any conversion obligation in excess of the aggregate principal amount of the Convertible Subordinated Notes to be converted may be settled in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election. The conversion price, which is subject to adjustment upon the occurrence of certain events, was $25.03 per share as of September 30, 2015. The Convertible Subordinated Notes were not subject to conversion as of October 1, 2015. See Note 17 Earnings Per Common Share for an explanation of the effects of the Convertible Subordinated Notes on earnings per share. The Company has not entered into any derivatives transactions associated with these notes.

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

The TILC warehouse loan facility, established to finance railcars owned by TILC, had $291.7 million in outstanding borrowings as of September 30, 2015. In April 2015, the facility was increased to $1 billion and extended through April 2018. Under the renewed facility, $708.3 million was unused and available as of September 30, 2015 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 2.01% at September 30, 2015. Interest rate pricing remained unchanged under the renewed facility. Amounts outstanding at maturity, absent renewal, are payable under the renewed facility in April 2019.

Terms and conditions of other debt, including recourse and non-recourse provisions, are described in Note 11 of the December 31, 2014 Consolidated Financial Statements filed on Form 10-K. The remaining principal payments under existing debt agreements as of September 30, 2015, after considering the extension of the TILC Warehouse facility in April 2015, are as follows:

	Remaining three months of 2015	2016	2017	2018	2019	Thereafter
	(in millions)
Recourse:
Corporate	$—	$0.2	$0.3	$—	$—	$849.5
Leasing – capital lease obligations (Note 6)	0.8	3.5	3.7	28.6	—	—
Non-recourse – leasing (Note 6):
2006 secured railcar equipment notes	4.9	21.8	23.9	25.3	28.0	105.1
2009 secured railcar equipment notes	2.2	6.5	6.3	6.4	11.2	148.8
2010 secured railcar equipment notes	3.8	14.9	13.7	10.0	7.6	250.0
TILC warehouse facility	2.4	9.8	9.8	9.8	2.4	—
TRL 2012 secured railcar equipment notes (RIV 2013)	5.4	22.3	22.9	23.1	22.2	358.6
TRIP Master Funding secured railcar equipment notes	11.8	39.8	29.2	41.8	50.1	836.9
Facility termination payments - TILC warehouse facility	—	—	—	—	257.5	—
Total principal payments	$31.3	$118.8	$109.8	$145.0	$379.0	$2,548.9

Note 12. Other, Net

Other, net (income) expense consists of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Foreign currency exchange transactions	$(0.5)	$(0.2)	$(2.3)	$(0.1)
Gain (loss) on equity investments	—	(0.1)	0.1	(0.7)
Other	(0.5)	(1.3)	(1.8)	(2.1)
Other, net	$(1.0)	$(1.6)	$(4.0)	$(2.9)

Note 13. Income Taxes

The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. Federal income tax rate and the Company’s effective income tax rate on income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	1.2	0.9	1.2	0.9
Domestic production activities deduction	(1.7)	(1.4)	(1.8)	(1.9)
Noncontrolling interest in partially-owned subsidiaries	(0.9)	(1.0)	(0.9)	(1.1)
State adjustments	—	1.1	0.1	0.3
Other, net	—	(1.4)	0.1	(0.4)
Effective rate	33.6%	33.2%	33.7%	32.8%

Our effective tax rate reflects the Company's estimate for 2015 of its state income tax expense, the current tax benefit available for U.S. manufacturing activities, and income attributable to the noncontrolling interests in partially-owned leasing subsidiaries for which no income tax expense is provided. See Note 5 Partially-Owned Leasing Subsidiaries for a further explanation of activities with respect to our partially-owned leasing subsidiaries.

Taxing authority examinations

The IRS field work for our 2006-2008 audit cycle has concluded and all issues, except for transfer pricing, have been agreed upon and tentatively settled. The transfer pricing issue has been appealed, and we are working with both the U.S. and Mexico taxing authorities to coordinate taxation in a formal mutual agreement process (“MAP”). During 2013, we received the revenue agent report for the 2009-2011 audit cycle. All issues have been concluded and agreed to except for transfer pricing issues. The transfer pricing issues have been appealed, and we have requested they be addressed in the same MAP as the 2006-2008 cycle. At this time, we cannot determine when the 2006-2008 or the 2009-2011 cycles will close and all issues formally settled.

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

Unrecognized tax benefits

The change in unrecognized tax benefits for the nine months ended September 30, 2015 and 2014 was as follows:

	Nine Months Ended September 30,
	2015	2014
	(in millions)
Beginning balance	$62.3	$55.0
Additions for tax positions related to the current year	4.1	3.7
Additions for tax positions of prior years	—	0.3
Reductions for tax positions of prior years	(0.1)	(0.1)
Settlements	(0.7)	—
Ending balance	$65.6	$58.9

Additions for tax positions related to the current year in the amounts of $4.1 million and $3.7 million recorded in the nine months ended September 30, 2015 and 2014, respectively, were amounts provided for tax positions that will be taken for Federal and state income tax purposes when we file those tax returns. Additions for tax positions of prior years recorded for the nine months ended September 30, 2014 related to foreign tax positions. The reductions in tax positions of prior years of $0.1 million and $0.1 million for the nine months ended September 30, 2015 and 2014, respectively, were primarily related to changes in state taxes. Settlements during the nine months ended September 30, 2015 were due to a state tax position effectively settled upon audit and a settlement of an audit of one of our Mexican companies. The total amount of unrecognized tax benefits including interest and penalties at September 30, 2015 and 2014, that would affect the Company’s overall effective tax rate if recognized was $15.0 million and $14.2 million, respectively.

Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of September 30, 2015 and December 31, 2014 was $12.4 million and $11.6 million, respectively. Income tax expense for the three and nine months ended September 30, 2015, included an increase in income tax expense of $0.3 million and $0.7 million in interest expense and penalties, respectively, related to uncertain tax positions. Income tax expense for the three and nine months ended September 30, 2014, included an increase in income tax expense of $0.2 million and $0.6 million in interest expense and penalties, respectively, related to uncertain tax positions.

Note 14. Employee Retirement Plans

The following table summarizes the components of net retirement cost for the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Expense Components
Defined benefit:
Service cost	$0.1	$0.2	$0.3	$0.4
Interest	5.0	5.1	15.0	15.1
Expected return on plan assets	(7.6)	(7.8)	(22.8)	(23.2)
Amortization of actuarial loss	1.3	1.0	3.9	1.6
	(1.2)	(1.5)	(3.6)	(6.1)
Profit sharing	4.5	3.9	14.9	12.8
Multiemployer plan	0.6	0.3	1.7	0.3
Net retirement cost	$3.9	$2.7	$13.0	$7.0

Trinity contributed $7.4 million and $15.5 million to the Company's defined benefit pension plans for the three and nine months ended September 30, 2015, respectively. Trinity contributed $4.1 million and $11.7 million to the Company's defined benefit pension plans for the three and nine months ended September 30, 2014, respectively. Total contributions to the Company's defined benefit pension plans in 2015 are expected to be approximately $16.2 million. The Company participates in a multiemployer defined benefit plan under the terms of a collective-bargaining agreement that covers certain union-represented employees. The Company contributed $0.6 million and $1.9 million to the multiemployer plan for the three and nine months ended September 30, 2015, respectively. Total contributions to the multiemployer plan for 2015 are expected to be approximately $2.3 million.

Note 15. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the nine months ended September 30, 2015 are as follows:

	Currency translation adjustments	Unrealized loss on derivative financial instruments	Net actuarial gains/(losses) of defined benefit plans	Accumulated Other Comprehensive Loss
	(in millions)
Balances at December 31, 2014	$(18.5)	$(6.6)	$(86.8)	$(111.9)
Other comprehensive loss, net of tax, before reclassifications	(5.2)	(0.8)	—	(6.0)
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $-, $3.3, $1.5, and $4.8	—	7.6	2.4	10.0
Less: noncontrolling interest	—	(2.0)	—	(2.0)
Other comprehensive income (loss)	(5.2)	4.8	2.4	2.0
Balances at September 30, 2015	$(23.7)	$(1.8)	$(84.4)	$(109.9)

See Note 7 Derivative Instruments for information on the reclassification of amounts in accumulated other comprehensive loss into earnings. Reclassifications of unrealized before-tax losses on derivative financial instruments are included in interest expense in the consolidated statements of operations. Approximately $3.2 million of the before-tax reclassification of net actuarial gains/(losses) of defined benefit plans are included in cost of revenues with the remainder included in selling, engineering, and administrative expenses in the consolidated statement of operations for the nine months ended September 30, 2015.

Note 16. Stock-Based Compensation

Stock-based compensation totaled approximately $15.0 million and $46.3 million for the three and nine months ended September 30, 2015, respectively. Stock-based compensation totaled approximately $14.6 million and $38.1 million for the three and nine months ended September 30, 2014, respectively.

Note 17. Earnings Per Common Share

Basic net income attributable to Trinity Industries, Inc. per common share is computed by dividing net income attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of basic unrestricted common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted net income attributable to Trinity per common share includes 1) the net impact of unvested restricted shares and shares that could be issued under outstanding stock options and 2) the incremental shares calculated by dividing the value of the conversion obligation in excess of the Convertible Subordinated Notes' aggregate principal amount by the average price of the Company's common stock during the period. Total weighted average restricted shares and antidilutive stock options were 6.3 million shares and 6.9 million shares for the three and nine months ended September 30, 2015, respectively. Total weighted average restricted shares and antidilutive stock options were 6.9 million shares and 7.6 million shares for the three and nine months ended September 30, 2014, respectively.

The computation of basic and diluted net income attributable to Trinity Industries, Inc. follows.

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
	(in millions, except per share amounts)
Net income attributable to Trinity Industries, Inc.	$204.3			$149.4
Unvested restricted share participation	(6.0)			(4.7)
Net income attributable to Trinity Industries, Inc. – basic	198.3	150.0	$1.32	144.7	151.5	$0.96
Effect of dilutive securities:
Stock options	—	—		—	0.1
Convertible subordinated notes	—	0.9		0.2	8.0
Net income attributable to Trinity Industries, Inc. – diluted	$198.3	150.9	$1.31	$144.9	159.6	$0.91

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
	(in millions, except per share amounts)
Net income attributable to Trinity Industries, Inc.	$596.5			$540.0
Unvested restricted share participation	(18.2)			(17.8)
Net income attributable to Trinity Industries, Inc. – basic	578.3	150.6	$3.84	522.2	150.9	$3.46
Effect of dilutive securities:
Stock options	—	—		—	0.1
Convertible subordinated notes	0.3	2.5		0.6	6.0
Net income attributable to Trinity Industries, Inc. – diluted	$578.6	153.1	$3.78	$522.8	157.0	$3.33

Note 18. Contingencies

Highway products litigation

We previously reported the filing of a False Claims Act (“FCA”) complaint in the United States District Court for the Eastern District of Texas, Marshall Division (“District Court”) styled Joshua Harman, on behalf of the United States of America, Plaintiff/Relator v. Trinity Industries, Inc., Defendant, Case No. 2:12-cv-00089-JRG (E.D. Tex.). In this case, the relator, Mr. Joshua Harman, alleged the Company violated the FCA pertaining to sales of the Company's ET-Plus® System, a highway guardrail end-terminal (“ET Plus”). On October 20, 2014, a trial in this case concluded with a jury verdict stating that the Company and its subsidiary, Trinity Highway Products, LLC (“Trinity Highway Products”), “knowingly made, used or caused to be made or used, a false record or statement material to a false or fraudulent claim" awarding $175.0 million in damages. Following the jury verdict, the District Court ordered the parties to engage in good faith negotiations in an effort to reach a settlement of the matter. On June 9th, 2015, the parties reported to the District Court that despite mutual best efforts, the parties were not successful at resolving their disputes. On the same day, following denial of the Company’s post-verdict motion for judgment as a matter of law, the District Court entered judgment on the verdict in the total amount of $682.4 million, comprised of $175.0 million in damages, which amount is automatically trebled under the FCA to $525.0 million, plus $138.4 million in civil penalties and $19.0 million in costs and attorney’s fees.

On June 23, 2015, the District Court approved the Company’s posting of a supersedeas bond in the amount of $686.0 million (the “Bond”) and ordered a stay of the execution of the District Court’s June 9, 2015 entry of judgment of $682.4 million against the Company pending resolution of all appeals. The Company obtained the Bond on an unsecured basis for an initial annual premium of $3.9 million.

The Company maintains that Mr. Harman’s allegations are without merit. On July 7, 2015, the Company filed a Motion for New Trial with the District Court and on August 3, 2015, the Motion was denied. On August 28, 2015, the Company filed a Notice of Appeal to the United States Court of Appeals for the Fifth Circuit (“Fifth Circuit”). The Notice of Appeal, related filings, and any appellate review will result in legal expenses which are expensed as incurred.

Texas A&M Transportation Institute (“TTI”), a member of The Texas A&M University System, designed the technology employed in the ET Plus. The Texas A&M University System is the owner of patents issued by the U.S. Patent Office that cover the ET Plus. Trinity Highway Products manufactures and markets the ET Plus pursuant to an exclusive license granted by The Texas A&M University System. Trinity Highway Products contracted with TTI to conduct crash testing of the ET Plus to demonstrate compliance with the required crash test criteria set out in National Cooperative Highway Research Program Report 350 (“Report 350”). In addition, TTI prepared and provided to Trinity Highway Products the test reports on the crash test performance of the ET Plus. These reports were reviewed by the Federal Highway Administration (the “FHWA”) in their acceptance of the product for use on the national highway system and their determination of the product’s eligibility for Federal-aid reimbursement. In a memorandum dated June 17, 2014, the FHWA confirmed that “The Trinity ET Plus with 4-inch guide channels became eligible for Federal-aid reimbursement under FHWA letter CC-94 on September 2, 2005. In addition, the device is eligible for reimbursement under FHWA letters CC-94A and CC-120.” In this memorandum the FHWA confirmed that the reimbursement eligibility applies at guardrail heights from 27 ¾" to 31". The memorandum goes on to state that an “unbroken chain of eligibility for Federal-aid reimbursement has existed since September 2, 2005 and the ET Plus continues to be eligible today.”

Preceding the October 2014 trial in this matter, the Company filed a Petition for Writ of Mandamus with the Fifth Circuit based, in part, on the District Court’s failure to apply precedential case law. The Fifth Circuit denied this petition, but expressed concern regarding the District Court’s failure to issue a reasoned ruling rejecting the Company’s prior motions for judgment as a matter of law. The Fifth Circuit also stated that the FHWA’s authoritative memorandum of June 17, 2014 appears to compel the conclusion that the FHWA, after due consideration of all the facts, found the ET Plus sufficiently compliant with federal safety standards and therefore fully eligible, in the past, present and future, for Federal-aid reimbursement claims. Additionally, the Fifth Circuit noted that a strong argument could be made that the Company’s actions were neither material nor were any false claims based on false certifications presented to the government. We believe this reinforces our prospects for a successful outcome on appeal.

Crash testing and FHWA assessments

Following the October 20, 2014 jury verdict, the FHWA requested that the Company conduct eight separate crash tests pursuant to crash test criteria required in Report 350. On October 24, 2014, due to the FHWA’s request for additional ET Plus crash tests, the Company announced that it would suspend shipment of the ET Plus to customers. The FHWA-requested tests were conducted in December 2014 and January 2015 at Southwest Research Institute, an FHWA-approved and independent research facility. Following completion of the first four tests at a 27 ¾" guardrail installation height, and again after completion of the second four tests at a 31" guardrail installation height, the FHWA reported that the ET Plus passed all tests. The eight test results validate Trinity Highway Products' long standing position that the ET Plus performs as tested for both guardrail installation heights when properly installed and maintained. On March 11, 2015, the FHWA and the American Association of State Highway and Transportation Officials ("AASHTO") released the findings of a joint task force ("Task Force I"), comprised of representatives from the FHWA, AASHTO, the state Departments of Transportation of South Dakota, New Hampshire, Missouri, Ohio, Delaware, and Wyoming, and the Ministry of Transportation of Ontario, Canada, that evaluated field measurement data collected by FHWA engineers from more than 1,000 4-inch ET Plus devices installed on roadways throughout the country. Task Force I concluded there is no evidence to suggest that there are multiple versions of the 4-inch ET Plus on the nation's roadways. Task Force I also concluded that the ET Plus end terminals crash tested at Southwest Research Institute in December 2014 and January 2015 were representative of the devices installed across the country.

The FHWA and AASHTO formed a second joint task force ("Task Force II”) comprised of representatives from the FHWA, AASHTO, the state Departments of Transportation of Iowa, Georgia, New Hampshire, North Carolina, New York, Michigan, Missouri, Delaware, and Utah, and independent experts to further evaluate the in-service performance of the ET Plus through the collection and analysis of a broad array of data. In a report dated September 11, 2015, the FHWA and AASHTO released certain findings, conclusions, and recommendations of Task Force II, including but not limited to, the following: there are no performance limitations unique to the ET Plus; there will be real-world conditions that exceed the performance expectations of all manufacturers’ guardrail end terminal systems; and additional crash testing of all existing Report 350 compliant guardrail end terminals, including the ET Plus, “would not be informative” and “would be irrelevant”.

The Company's Notice of Appeal is pending, and the Company will vigorously pursue a reversal of the $682.4 million judgment before the Fifth Circuit. Based on information currently available to the Company including the significance of the successful completion of eight post-verdict crash tests of the ET Plus and the favorable findings and conclusions published by both Task Force I and II regarding ET Plus end terminal systems installed on the nation's roadways, we do not believe that a loss is probable in this matter, therefore no accrual has been included in the accompanying consolidated financial statements.

Revenues from sales of the ET Plus in the United States, included in the Construction Products Group, totaled approximately $35.1 million and $46.0 million for the years ended December 31, 2014 and 2013, respectively, and represented approximately 0.6% and 1.1% of the Company’s consolidated revenues, respectively, for those years. There were no revenues from the sales of ET Plus systems for the nine months ended September 30, 2015 as a result of the Company’s action to suspend shipments of the product. The Company is currently receiving inquiries from customers for potential purchases of ET Plus systems, and will resume shipment of the product as orders are received and accepted.

State, county, and municipal actions

Trinity is aware of 40 states and the District of Columbia that have removed the ET Plus from their respective qualified products list. Mr. Harman filed a qui tam action pursuant to the Virginia Fraud Against Taxpayers Act (“VFATA”), entitled Commonwealth of Virginia ex rel. Joshua M. Harman v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. CL13-698 (Circuit Court, Richmond, Virginia), alleging the Company violated the VFATA pertaining to sales of the ET Plus. The Commonwealth of Virginia, in addition to evaluating a potential replacement of certain ET Plus products installed on Virginia roadways, has intervened in Mr. Harman's Virginia state action. Mr. Harman and the Commonwealth of Virginia are seeking damages, civil penalties, attorneys’ fees, costs and interest. In September and October 2015, the Virginia Department of Transportation (“VDOT”) conducted a series of six crash tests on the ET Plus, the results of which have not yet been published. On September 18, 2015, TTI, the designer of the ET Plus technology, released a statement that it has no confidence in the six crash tests performed by VDOT. On October 1, 2015, TTI released a statement characterizing VDOT’s six crash tests as arbitrary and non-standard due to crash test inconsistencies with Report 350 testing and performance evaluation criteria.

Mr. Harman has also filed five additional separate state qui tam actions pursuant to the Indiana False Claims and Whistleblower Protection Act (State of Indiana ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 49D06-1407-PL-024117, In the Sixth Court of Marion County, Indiana); the Delaware False Claims and Reporting Act (State of Delaware ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Civ. No. N14C-06-227 MMJ CCLD, In the Superior Court of the State of Delaware In and For New Castle County); the Iowa False Claims Act (State of Iowa ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. CVCV048309, In the Iowa District Court for Polk County); the Rhode Island False Claims Act (State of Rhode Island ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 14-3498, In the Superior Court for the State of Rhode Island and Providence Plantations); and the Tennessee False Claims Act (State of Tennessee ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 14C2652, In the Circuit Court for Davidson County, Tennessee). In each of these five cases Mr. Harman is alleging the Company violated the respective state false claims act pertaining to sales of the ET Plus and he is seeking damages, civil penalties, attorneys’ fees, costs and interest. Also, in each of these five cases the respective states’ Attorney General filed its Notice of Election to Decline Intervention in the matter. At this time, with the exception of the State of Tennessee case, each of these cases is stayed.

The Company believes these state qui tam lawsuits are without merit and intends to vigorously defend all allegations. Other states could take similar or different actions, and could be considering similar state false claims or other litigation against the Company.

The Company is aware of three class action lawsuits involving claims pertaining to the ET Plus. The Company has been served in a lawsuit filed November 6, 2014, titled Hamilton County, Illinois and Macon County, Illinois, Individually and on behalf of all Other Counties in the State of Illinois vs. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 3:14-cv-1320 (Southern District of Illinois). This complaint was later amended to substitute St. Clair County, Illinois for Hamilton County as a lead plaintiff. The case is being brought by plaintiffs for and on behalf of themselves and the other 101 counties of the State of Illinois. The plaintiffs allege that the Company and Trinity Highway Products made a series of un-tested modifications to the ET Plus and falsely certified that the modified ET Plus was acceptable for use on the nation’s highways based on federal testing standards and approval for Federal-aid reimbursement. The plaintiffs also allege breach of express and implied warranties, violation of the Illinois Uniform Deceptive Trade Practices Act and unjust enrichment, for which plaintiffs seek actual damages related to purchases of the ET Plus, compensatory damages for establishing a common fund for class members, punitive damages, and injunctive relief. This lawsuit was previously stayed by order of the Court. On September 30, 2015, the Court lifted the stay on this action.

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

Based on the information currently available to the Company, we currently do not believe that a loss is probable in any one or more of the actions described under "State, county, and municipal actions", therefore no accrual has been included in the accompanying consolidated financial statements. Because of the complexity of these actions as well as the current status of certain of these actions, we are not able to estimate a range of possible losses with respect to any one or more of these actions.

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

Shareholder class actions

Thomas Nemky, Individually and On Behalf of All Other Similarly Situated v. Trinity Industries, Inc., Timothy R. Wallace, and James E. Perry, Case No. (2:15-CV-00732) was filed in U.S. District Court in the Eastern District of Texas on May 15, 2015 (“Nemky”).  Richard J. Isolde, Individually and On Behalf of All Other Similarly Situated v. Trinity Industries, Inc., Timothy R. Wallace, and James E. Perry, Case No. (3:15-CV-2093) was filed in U.S. District Court in the Northern District of Texas on June 19, 2015 (“Isolde”). The complaints in the Nemky and Isolde cases allege that defendants Trinity Industries, Inc., Timothy R. Wallace, and James E. Perry violated Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and Section 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements and/or by failing to disclose material facts about Trinity’s ET Plus and the FCA case styled Joshua Harman, on behalf of the United States of America, Plaintiff/Relator v. Trinity Industries, Inc., Defendant, Case No. 2:12-cv-00089-JRG (E.D. Tex.). On September 21, 2015, the District Court in the Eastern District of Texas appointed the Department of the Treasury of the State of New Jersey and its Division of Investment as the lead plaintiff in the Nemky case. On October 5, 2015, the District Court in the Eastern District of Texas granted the Company’s, Mr. Wallace’s, and Mr. Perry’s motion to transfer venue to the Northern District of Texas in the Nemky case. Pending before the court in the Isolde case is a motion by the Department of the Treasury of the State of New Jersey and its Division of Investment to transfer venue to the Eastern District of Texas. Trinity, Mr. Wallace, and Mr. Perry deny and intend to vigorously defend against the allegations in the Nemky and Isolde matters.

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

The Company was also named as a defendant in multiple cases filed by the estates of decedents in the Circuit Court of Cook County, Illinois seeking damages for alleged wrongful death and property damage arising from the July 2013 crude oil unit train derailment in Lac-Mégantic, Quebec. The Company’s tank car manufacturing subsidiary manufactured 35 of the 72 tank railcars involved in the derailment. However the Illinois cases have since been ordered transferred to the United States District Court for the District of Maine. This transfer prompted plaintiffs to seek dismissal of these actions. Nonetheless, the Maine court has not indicated those dismissals were effectuated and the cases were transferred to federal court in Maine and have been assigned new case numbers. Certain of the plaintiffs in these transferred cases have appealed to the U.S. Court of Appeals for the First Circuit seeking to overturn the decision to transfer. This appeal resulted in a stay of all proceedings in the transferred cases pending resolution of the appeal. This stay was recently lifted to permit certain plaintiffs to file new or amended suits before the expiration of applicable statutes of limitation. These new and amended proceedings name the Company among numerous other defendants and have been filed in Illinois, Texas and Maine. The Company has engaged in settlement negotiations to resolve the entirety of the above referenced derailment litigation within the limits of available insurance and subject to court approval in the context of the Canadian and U.S. bankruptcy proceedings of the involved railroad. These actions are constructively stayed to permit the settlement approval process to continue. As of October 9, 2015 the Canadian and U.S. Bankruptcy courts have approved the proposed plan of liquidation of the involved railroad which includes provisions approving the settlement of the Company. This plan is now before the District Court of Maine for an order confirming the plan. The Company could be named in similar litigation involving other affected plaintiffs, but the ultimate number of claims and the jurisdiction in which such claims are filed, may vary, though the approved plan of liquidation would bar such litigation. The Company maintains liability insurance coverage to protect the Company’s assets from losses arising from this type of litigation, and the Company is not expected to incur significant out-of-pocket costs in connection with these matters that would be material to its consolidated financial statements.

Other matters

The Company is involved in claims and lawsuits incidental to our business arising from various matters including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters, taking into consideration our rights in indemnity and recourse to third parties is $7.0 million to $26.8 million. This range excludes any amount related to the highway products litigation matters described above except for amounts related to matters described above in the section titled “Product liability cases”. At September 30, 2015, total accruals of $29.3 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying consolidated balance sheet. The Company believes any additional liability would not be material to its financial position or results of operations.

Trinity is subject to remedial orders and Federal, state, local, and foreign laws and regulations relating to the environment and the workplace. The Company has reserved $5.0 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. We believe that we are currently in substantial compliance with environmental and workplace laws and regulations.

Note 19. Financial Statements for Guarantors of the Senior Notes

The Company’s Senior Notes are fully and unconditionally and jointly and severally guaranteed by certain of Trinity’s 100%-owned subsidiaries: Trinity Industries Leasing Company; Trinity Marine Products, Inc.; Trinity North American Freight Car, Inc.; Trinity Rail Group, LLC; Trinity Tank Car, Inc.; and Trinity Meyer Utility Structures LLC (collectively, the "Combined Guarantor Subsidiaries”). The Senior Notes indenture agreement includes customary provisions for the release of the guarantees by the Combined Guarantor Subsidiaries upon the occurrence of certain allowed events including the release of one or more of the Combined Guarantor Subsidiaries as guarantor under the Company's revolving credit facility. As part of the revolving credit facility renewal in May 2015, Trinity Construction Materials, Inc.; Trinity Highway Products, LLC; Trinity Parts & Components, LLC; and Trinity Structural Towers, Inc. were released from their respective guarantees under the revolving credit facility and, accordingly, were released from their respective guarantees under the Senior Notes indenture agreement. Amounts previously reported have been adjusted to include the Combined Guarantor Subsidiaries as of September 30, 2015. See Note 11 Debt. The Senior Notes are not guaranteed by any remaining 100%-owned subsidiaries of the Company or partially-owned subsidiaries (“Combined Non-Guarantor Subsidiaries”).

As of September 30, 2015, assets held by the Combined Non-Guarantor Subsidiaries included $176.1 million of restricted cash that was not available for distribution to Trinity Industries, Inc. (“Parent”), $3,484.7 million of equipment securing certain non-recourse debt, $70.3 million of equipment securing certain lease obligations held by the Combined Non-Guarantor Subsidiaries, and $370.9 million of assets located in foreign locations. As of December 31, 2014, assets held by the Combined Non-Guarantor Subsidiaries included $194.4 million of restricted cash that was not available for distribution to the Parent, $3,936.8 million of equipment securing certain non-recourse debt, $87.5 million of equipment securing certain lease obligations held by the Combined Non-Guarantor Subsidiaries, and $395.5 million of assets located in foreign locations.

Statement of Operations and Comprehensive Income
Three Months Ended September 30, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,084.3	$678.3	$(220.4)	$1,542.2
Cost of revenues	0.1	818.6	513.2	(222.5)	1,109.4
Selling, engineering, and administrative expenses	38.5	41.2	46.9	—	126.6
Gains on dispositions of property	0.2	31.0	27.5	—	58.7
	38.4	828.8	532.6	(222.5)	1,177.3
Operating profit (loss)	(38.4)	255.5	145.7	2.1	364.9
Other (income) expense	4.8	7.8	32.5	—	45.1
Equity in earnings of subsidiaries, net of taxes	283.3	56.9	—	(340.2)	—
Income before income taxes	240.1	304.6	113.2	(338.1)	319.8
Provision (benefit) for income taxes	35.8	96.5	21.1	(45.8)	107.6
Net income	204.3	208.1	92.1	(292.3)	212.2
Net income attributable to noncontrolling interest	—	—	—	7.9	7.9
Net income attributable to controlling interest	$204.3	$208.1	$92.1	$(300.2)	$204.3

Net income	$204.3	$208.1	$92.1	$(292.3)	$212.2
Other comprehensive income (loss)	(1.0)	—	(0.1)	—	(1.1)
Comprehensive income	203.3	208.1	92.0	(292.3)	211.1
Comprehensive income attributable to noncontrolling interest	—	—	—	8.4	8.4
Comprehensive income attributable to controlling interest	$203.3	$208.1	$92.0	$(300.7)	$202.7

Statement of Operations and Comprehensive Income
Nine Months Ended September 30, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$3,484.2	$2,049.6	$(688.1)	$4,845.7
Cost of revenues	(1.8)	2,708.0	1,534.4	(700.5)	3,540.1
Selling, engineering, and administrative expenses	94.5	112.4	132.4	—	339.3
Gains on dispositions of property	1.7	38.9	74.0	—	114.6
	91.0	2,781.5	1,592.8	(700.5)	3,764.8
Operating profit (loss)	(91.0)	702.7	456.8	12.4	1,080.9
Other (income) expense	11.9	23.8	107.5	—	143.2
Equity in earnings of subsidiaries, net of taxes	726.4	181.5	—	(907.9)	—
Income before income taxes	623.5	860.4	349.3	(895.5)	937.7
Provision (benefit) for income taxes	27.0	276.5	54.3	(42.1)	315.7
Net income	596.5	583.9	295.0	(853.4)	622.0
Net income attributable to noncontrolling interest	—	—	—	25.5	25.5
Net income attributable to controlling interest	$596.5	$583.9	$295.0	$(878.9)	$596.5

Net income	$596.5	$583.9	$295.0	$(853.4)	$622.0
Other comprehensive income (loss)	(0.1)	(0.5)	4.6	—	4.0
Comprehensive income	596.4	583.4	299.6	(853.4)	626.0
Comprehensive income attributable to noncontrolling interest	—	—	—	27.5	27.5
Comprehensive income attributable to controlling interest	$596.4	$583.4	$299.6	$(880.9)	$598.5

Statement of Operations and Comprehensive Income
Three Months Ended September 30, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,048.2	$716.3	$(201.7)	$1,562.8
Cost of revenues	0.4	823.9	549.8	(201.9)	1,172.2
Selling, engineering, and administrative expenses	37.4	33.5	42.1	—	113.0
Gains/(losses) on dispositions of property	0.1	0.1	3.4	—	3.6
	37.7	857.3	588.5	(201.9)	1,281.6
Operating profit (loss)	(37.7)	190.9	127.8	0.2	281.2
Other (income) expense	5.5	2.7	38.0	—	46.2
Equity in earnings of subsidiaries, net of taxes	211.1	28.1	—	(239.2)	—
Income before income taxes	167.9	216.3	89.8	(239.0)	235.0
Provision (benefit) for income taxes	18.5	43.0	21.3	(4.7)	78.1
Net income	149.4	173.3	68.5	(234.3)	156.9
Net income attributable to noncontrolling interest	—	—	—	7.5	7.5
Net income attributable to controlling interest	$149.4	$173.3	$68.5	$(241.8)	$149.4

Net income	$149.4	$173.3	$68.5	$(234.3)	$156.9
Other comprehensive income (loss)	0.8	—	3.6	—	4.4
Comprehensive income	150.2	173.3	72.1	(234.3)	161.3
Comprehensive income attributable to noncontrolling interest	—	—	—	8.6	8.6
Comprehensive income attributable to controlling interest	$150.2	$173.3	$72.1	$(242.9)	$152.7

Statement of Operations and Comprehensive Income
Nine Months Ended September 30, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$3,055.9	$2,019.5	$(566.8)	$4,508.6
Cost of revenues	0.4	2,346.1	1,565.3	(567.3)	3,344.5
Selling, engineering, and administrative expenses	87.5	84.2	121.3	—	293.0
Gains/(losses) on dispositions of property	(0.1)	41.3	62.2	—	103.4
	88.0	2,389.0	1,624.4	(567.3)	3,534.1
Operating profit (loss)	(88.0)	666.9	395.1	0.5	974.5
Other (income) expense	13.7	10.3	113.0	—	137.0
Equity in earnings of subsidiaries, net of taxes	616.5	104.5	—	(721.0)	—
Income before income taxes	514.8	761.1	282.1	(720.5)	837.5
Provision (benefit) for income taxes	(25.2)	255.3	57.4	(13.0)	274.5
Net income	540.0	505.8	224.7	(707.5)	563.0
Net income attributable to noncontrolling interest	—	—	—	23.0	23.0
Net income attributable to controlling interest	$540.0	$505.8	$224.7	$(730.5)	$540.0

Net income	$540.0	$505.8	$224.7	$(707.5)	$563.0
Other comprehensive income (loss)	2.1	—	9.4	—	11.5
Comprehensive income	542.1	505.8	234.1	(707.5)	574.5
Comprehensive income attributable to noncontrolling interest	—	—	—	25.4	25.4
Comprehensive income attributable to controlling interest	$542.1	$505.8	$234.1	$(732.9)	$549.1

Balance Sheet
September 30, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$650.5	$0.5	$62.5	$(35.7)	$677.8
Short-term marketable securities	—	—	—	—	—
Receivables, net of allowance	—	274.6	207.4	(0.3)	481.7
Income tax receivable	26.2	—	—	—	26.2
Inventory	—	742.1	300.8	(22.0)	1,020.9
Property, plant, and equipment, net	33.0	1,540.9	4,225.3	(490.8)	5,308.4
Investments in and advances to subsidiaries	5,785.4	3,319.6	689.6	(9,794.6)	—
Restricted cash	—	—	176.1	35.7	211.8
Goodwill and other assets	160.4	581.5	341.0	(4.4)	1,078.5
	$6,655.5	$6,459.2	$6,002.7	$(10,312.1)	$8,805.3
Liabilities:
Accounts payable	$10.7	$135.2	$149.1	$(0.4)	$294.6
Accrued liabilities	147.7	250.7	159.1	—	557.5
Debt	801.2	36.6	2,446.7	—	3,284.5
Deferred income	—	25.6	1.8	—	27.4
Deferred income taxes	—	640.1	13.5	12.2	665.8
Advances from subsidiaries	1,737.3	—	—	(1,737.3)	—
Other liabilities	98.3	13.9	3.0	—	115.2
Total stockholders' equity	3,860.3	5,357.1	3,229.5	(8,586.6)	3,860.3
	$6,655.5	$6,459.2	$6,002.7	$(10,312.1)	$8,805.3

Balance Sheet
December 31, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$827.7	$11.1	$89.4	$(40.3)	$887.9
Short-term marketable securities	75.0	—	—	—	75.0
Receivables, net of allowance	—	187.5	218.2	(0.4)	405.3
Income tax receivable	58.6	—	—	—	58.6
Inventory	—	801.9	284.6	(18.1)	1,068.4
Property, plant, and equipment, net	29.3	813.6	4,624.3	(564.3)	4,902.9
Investments in and advances to subsidiaries	4,431.1	2,610.6	526.4	(7,568.1)	—
Restricted cash	—	—	194.4	40.3	234.7
Goodwill and other assets	180.6	575.5	375.1	(30.2)	1,101.0
	$5,602.3	$5,000.2	$6,312.4	$(8,181.1)	$8,733.8
Liabilities:
Accounts payable	$15.0	$155.5	$125.5	$(0.6)	$295.4
Accrued liabilities	235.8	280.3	193.5	—	709.6
Debt	789.5	39.1	2,724.4	—	3,553.0
Deferred income	—	34.5	1.9	—	36.4
Deferred income taxes	—	634.1	12.1	(13.6)	632.6
Advances from subsidiaries	1,072.0	—	—	(1,072.0)	—
Other liabilities	92.6	13.0	3.8	—	109.4
Total stockholders' equity	3,397.4	3,843.7	3,251.2	(7,094.9)	3,397.4
	$5,602.3	$5,000.2	$6,312.4	$(8,181.1)	$8,733.8

Statement of Cash Flows
Nine Months Ended September 30, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income	$596.5	$583.9	$295.0	$(853.4)	$622.0
Equity in earnings of subsidiaries, net of taxes	(726.4)	(181.5)	—	907.9	—
Other	20.5	(81.2)	93.8	(24.8)	8.3
Net cash provided (required) by operating activities	(109.4)	321.2	388.8	29.7	630.3

Investing activities:
(Increase) decrease in short-term marketable securities	75.0	—	—	—	75.0
Proceeds from dispositions of property	—	1.9	4.2	—	6.1
Proceeds from railcar lease fleet sales	—	142.1	214.5	(43.2)	313.4
Capital expenditures – leasing	—	(638.1)	(47.3)	43.2	(642.2)
Capital expenditures – manufacturing and other	(8.4)	(30.9)	(105.8)	—	(145.1)
Acquisitions, net of cash acquired	—	—	(46.2)	—	(46.2)
(Increase) decrease in investment in partially-owned subsidiaries	—	19.3	—	(19.3)	—
Divestitures	—	—	51.3	—	51.3
Other	—	0.9	3.9	—	4.8
Net cash provided (required) by investing activities	66.6	(504.8)	74.6	(19.3)	(382.9)

Financing activities:
Proceeds from issuance of common stock, net	0.2	—	—	—	0.2
Excess tax benefits from stock-based compensation	13.1	—	—	—	13.1
Payments to retire debt	—	(2.5)	(528.3)	—	(530.8)
Proceeds from issuance of debt	(1.5)	—	243.9	—	242.4
(Increase) decrease in restricted cash	—	—	27.7	4.6	32.3
Shares repurchased	(107.5)	—	—	—	(107.5)
Dividends paid to common shareholders	(48.0)	—	—	—	(48.0)
Purchase of shares to satisfy employee tax on vested stock	(27.3)	—	—	—	(27.4)
Contributions from noncontrolling interest	—	—	—	—	—
Contributions from controlling interest in partially-owned subsidiaries	—	—	—	—	—
Distributions to noncontrolling interest	—	—	(30.4)	—	(30.4)
Distributions to controlling interest in partially-owned subsidiaries	—	—	(19.3)	19.3	—
Change in intercompany financing between entities	36.6	175.5	(182.4)	(29.7)	—
Other	—	—	(1.5)	—	(1.4)
Net cash provided (required) by financing activities	(134.4)	173.0	(490.3)	(5.8)	(457.5)

Net increase (decrease) in cash and cash equivalents	(177.2)	(10.6)	(26.9)	4.6	(210.1)
Cash and cash equivalents at beginning of period	827.7	11.1	89.4	(40.3)	887.9
Cash and cash equivalents at end of period	$650.5	$0.5	$62.5	$(35.7)	$677.8

Statement of Cash Flows
Nine Months Ended September 30, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income	$540.0	$505.8	$224.7	$(707.5)	$563.0
Equity in earnings of subsidiaries, net of taxes	(616.5)	(104.5)	—	721.0	—
Other	71.9	(398.3)	106.5	(10.5)	(230.4)
Net cash provided (required) by operating activities	(4.6)	3.0	331.2	3.0	332.6

Investing activities:
(Increase) decrease in short-term marketable securities	149.7	—	—	—	149.7
Proceeds from dispositions of property	0.4	—	21.5	—	21.9
Proceeds from railcar lease fleet sales	—	549.0	132.2	(423.8)	257.4
Capital expenditures – leasing	—	(164.3)	(429.9)	423.8	(170.4)
Capital expenditures – manufacturing and other	(7.8)	(100.5)	(61.7)	—	(170.0)
Acquisitions, net of cash acquired	—	(593.0)	(118.8)	—	(711.8)
(Increase) decrease in investment in partially-owned subsidiaries	—	(10.2)	—	10.2	—
Divestitures	—	—	—	—	—
Other	—	1.5	0.5	—	2.0
Net cash provided (required) by investing activities	142.3	(317.5)	(456.2)	10.2	(621.2)

Financing activities:
Proceeds from issuance of common stock, net	0.6	—	—	—	0.6
Excess tax benefits from stock-based compensation	24.2	—	—	—	24.2
Payments to retire debt	(0.4)	(2.4)	(137.4)	—	(140.2)
Proceeds from issuance of debt	395.4	(0.1)	332.1	—	727.4
(Increase) decrease in restricted cash	—	—	6.7	(8.9)	(2.2)
Shares repurchased	(36.5)	—	—	—	(36.5)
Dividends paid to common shareholders	(38.7)	—	—	—	(38.7)
Purchase of shares to satisfy employee tax on vested stock	(38.5)	—	—	—	(38.5)
Contributions from noncontrolling interest	—	—	49.6	—	49.6
Contributions from controlling interest in partially-owned subsidiaries	—	—	22.2	(22.2)	—
Distributions to noncontrolling interest	—	—	(19.3)	—	(19.3)
Distributions to controlling interest in partially-owned subsidiaries	—	—	(12.0)	12.0	—
Change in intercompany financing between entities	(214.2)	317.2	(99.9)	(3.1)	—
Other	—	(0.5)	(2.1)	—	(2.6)
Net cash provided (required) by financing activities	91.9	314.2	139.9	(22.2)	523.8

Net increase (decrease) in cash and cash equivalents	229.6	(0.3)	14.9	(9.0)	235.2
Cash and cash equivalents at beginning of period	409.8	2.1	44.0	(27.4)	428.5
Cash and cash equivalents at end of period	$639.4	$1.8	$58.9	$(36.4)	$663.7

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

Executive Summary

The Company’s revenues for the three months ended September 30, 2015 and 2014 were $1,542.2 million and 1,562.8 million, respectively. The Company's revenues for the nine months ended September 30, 2015 and 2014 were $4,845.7 million and $4,508.6 million, respectively. The increase in revenues for the nine months ended September 30, 2015, when compared to the prior year period, resulted primarily from higher shipment volumes and higher pricing due to increased overall demand in our Rail Group. Revenues in our Energy Equipment Group increased primarily due to an acquisition while revenues increased for our Inland Barge Group as a result of higher shipping volumes and product mix changes. Leasing and management revenues in our Leasing Group increased by 11% while revenues from railcar sales totaled $211.2 million for the nine months ended September 30, 2015 compared with $411.1 million for the nine months ended September 30, 2014.

Operating profit for the three months ended September 30, 2015 increased by 30% to $364.9 million compared to $281.2 million for the same period in 2014 while operating profit for the nine months ended September 30, 2015 increased by 11% to $1,080.9 million compared to $974.5 million for the same period in 2014. Overall operating profit increased for the nine months ended September 30, 2015, when compared with the prior year, primarily due to increased volumes in our Rail and Energy Equipment Groups as well as higher Leasing Group leasing and management revenues during the period partially offset by lower railcar sales from our Leasing Group. Selling, engineering, and administrative expenses increased for the nine months ended September 30, 2015, primarily due to increased compensation costs resulting from acquisitions and internal growth as well as higher legal expenses. Net income for the three and nine months ended September 30, 2015 was $212.2 million and $622.0 million, respectively, and increased $55.3 million and $59.0 million, respectively, over the same periods in 2014. Net income attributable to Trinity Industries, Inc. common stockholders for the three and nine months ended September 30, 2015 was $204.3 million and $596.5 million, respectively, and increased $54.9 million and $56.5 million, respectively, over the prior year periods. The Company's headcount, including both production and non-production personnel, increased approximately 5% since September 30, 2014 and approximately 3% since the end of 2014 primarily due to production expansion.

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

During the most recent quarter, an increased level of uncertainty in the macro-economic environment reduced the pace of new order volumes in certain of the Company's businesses. Over the last several years, many of our businesses benefitted from investment activity occurring in the upstream energy markets and a relatively high and stable price of oil. The extended downturn in the price of oil as well as other factors including, among others, the strong dollar and weakness across other commodity prices, has created uncertainty for our customers in their long-term capital planning processes. At the same time, demand fundamentals in the automotive, construction, and petrochemical sectors are positive. As a result, the Company is experiencing a mixed demand environment. We continually assess our manufacturing capacity and take steps to align our production capacity with demand for our products.

As of September 30, 2015 and 2014 our backlog of firm and noncancellable orders was as follows:

	September 30, 2015	September 30, 2014
	(in millions)
Rail Group
External Customers	$4,444.6	$4,368.5
Leasing Group	1,808.6	1,741.0
	$6,253.2	$6,109.5
Inland Barge Group	$373.1	$475.4
Wind towers	$424.4	$528.6

For the nine months ended September 30, 2015, our rail manufacturing businesses received orders for 19,690 railcars. As of September 30, 2015, Rail Group backlog extended into 2020 while the backlog for wind towers extended through 2016. The increase in backlog as of September 30, 2015 compared with our backlog as of September 30, 2014 reflects the value of orders taken during the period. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery as directed by our customers. Deliveries for multi-year barge agreements are included in the backlog when specific production quantities for future years have been determined. The Company does not report backlog from its utility structures business because certain contracts contain partial order cancellation provisions.

During the nine months ended September 30, 2015 and 2014, the Company received proceeds from the sale of leased railcars to Element Financial Corporation ("Element") under the strategic alliance with Element announced in December 2013 as follows:

	Nine Months Ended September 30,
	2015	2014
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$182.7	$378.8
Railcars owned more than one year at the time of sale	258.0	235.7
Rail Group	175.8	153.4
	$616.5	$767.9

Since the inception of our alliance, the Company has received proceeds of $1,604.2 million from the sale of leased railcars to Element. On October 14, 2015, the Company and Element announced a $1 billion extension of the alliance through December 2019.

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

In April 2015, the TILC warehouse facility was increased to $1 billion and extended through April 2018. Borrowings under the facility totaled $291.7 million as of September 30, 2015. Under the renewed facility, $708.3 million was unused and available as of September 30, 2015 based on the amount of warehouse-eligible, unpledged equipment.

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

Under the Company's share repurchase program, 1,556,516 shares and 3,947,320 shares, respectively, were repurchased during the three and nine months ended September 30, 2015, at a cost of approximately $40.0 million and $115.0 million, respectively. The Company’s Board of Directors authorized a $250 million share repurchase program in March 2014 that expires on December 31, 2015.

A current summary of the Company's highway products litigation is provided in Note 18 of the Consolidated Financial Statements.

Results of Operations

Overall Summary

Revenues

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
	($ in millions)
Rail Group	$747.2	$326.2	$1,073.4	$802.3	$194.1	$996.4	7.7%
Construction Products Group	151.1	3.7	154.8	168.4	2.0	170.4	(9.2)
Inland Barge Group	164.8	—	164.8	168.4	—	168.4	(2.1)
Energy Equipment Group	229.6	59.9	289.5	219.0	50.7	269.7	7.3
Railcar Leasing and Management Services Group	246.6	2.6	249.2	203.0	2.7	205.7	21.1
All Other	2.9	26.2	29.1	1.7	27.2	28.9	0.7
Segment Totals before Eliminations	1,542.2	418.6	1,960.8	1,562.8	276.7	1,839.5	6.6
Eliminations – Lease subsidiary	—	(308.4)	(308.4)	—	(186.5)	(186.5)
Eliminations – Other	—	(110.2)	(110.2)	—	(90.2)	(90.2)
Consolidated Total	$1,542.2	$—	$1,542.2	$1,562.8	$—	$1,562.8	(1.3)

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
	($ in millions)
Rail Group	$2,506.8	$821.4	$3,328.2	$2,164.1	$585.3	$2,749.4	21.1%
Construction Products Group	411.4	7.5	418.9	430.5	4.7	435.2	(3.7)
Inland Barge Group	505.7	—	505.7	470.7	—	470.7	7.4
Energy Equipment Group	694.4	177.1	871.5	569.2	138.7	707.9	23.1
Railcar Leasing and Management Services Group	722.2	9.9	732.1	870.6	9.7	880.3	(16.8)
All Other	5.2	78.8	84.0	3.5	76.7	80.2	4.7
Segment Totals before Eliminations	4,845.7	1,094.7	5,940.4	4,508.6	815.1	5,323.7	11.6
Eliminations – Lease subsidiary	—	(782.9)	(782.9)	—	(564.2)	(564.2)
Eliminations – Other	—	(311.8)	(311.8)	—	(250.9)	(250.9)
Consolidated Total	$4,845.7	$—	$4,845.7	$4,508.6	$—	$4,508.6	7.5

Our revenues for the three and nine months ended September 30, 2015 decreased by 1.3% and increased by 7.5%, respectively, from the prior year periods. The slight decrease in revenues for the three months ended September 30, 2015 from the previous year period was primarily due to higher shipment volumes and pricing due to increased overall demand offset by product mix changes in our Rail Group reduced by higher eliminations related to railcar sales by the Rail Group to our Leasing Group. Revenues from our Energy Equipment Group increased primarily as a result of an acquisition in 2014 whereas revenues from the Inland Barge Group declined slightly as a result of product mix changes. Revenues from the Construction Products Group declined as a result of lower revenues from our Highway Products business partially offset by higher acquisition-related volumes in our Aggregates business. Our Leasing Group experienced higher leasing and management revenues due to increased rental rates and net lease fleet additions, as well as increased revenues from external railcar sales.

For the nine months ended September 30, 2015, revenues increased compared with the previous year period primarily as a result of higher shipment volumes and pricing in our Rail Group due to increased overall demand partially offset by product mix changes. We also experienced overall higher volumes in our our Inland Barge Group; and in our Energy Equipment Group, primarily as a result of an acquisition in 2014. Revenues from the Construction Products Group declined as a result of lower revenues from our Highway Products business partially offset by higher acquisition-related volumes in our Aggregates business. Our Leasing Group experienced higher leasing and management revenues due to increased rental rates and net lease fleet additions, partially offset by lower revenues from external railcar sales.

Operating Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Rail Group	$850.1	$810.0	$2,664.5	$2,219.5
Construction Products Group	134.9	148.8	369.4	369.5
Inland Barge Group	136.7	137.4	409.4	382.1
Energy Equipment Group	244.7	239.7	753.2	626.7
Railcar Leasing and Management Services Group	91.0	118.7	313.4	460.6
All Other	32.1	32.2	88.6	91.5
Segment Totals before Eliminations and Corporate Expenses	1,489.5	1,486.8	4,598.5	4,149.9
Corporate	39.7	36.7	98.7	89.5
Eliminations – Lease subsidiary	(242.8)	(152.2)	(619.1)	(453.7)
Eliminations – Other	(109.1)	(89.7)	(313.3)	(251.6)
Consolidated Total	$1,177.3	$1,281.6	$3,764.8	$3,534.1

Operating costs for the three and nine months ended September 30, 2015 decreased by 8.1% and increased by 6.5%, respectively, over the prior year periods. Operating costs for the three months ended September 30, 2015 decreased primarily due to higher eliminations related to railcar sales by the Rail Group to our Leasing Group, increased gains from the external sales of railcars owned more than one year at the time of sale, and lower volumes in our Construction Products Group.

Operating costs for the nine months ended September 30, 2015 over the prior year period increased primarily due to higher shipment levels in our Rail, Energy Equipment, and Inland Barge Groups. Operating costs in our Leasing Group declined as a result of lower railcar sales during the nine months ended September 30, 2015 over the prior year period.

Selling, engineering, and administrative expenses increased for the three and nine months ended September 30, 2015, primarily due to increased compensation costs resulting from acquisitions and internal growth as well as higher legal expenses. As a percentage of revenue, selling, engineering, and administrative expenses were 8.2% and 7.0%, respectively, for the three and nine months ended September 30, 2015 as compared to 7.2% and 6.5%, respectively, for the same periods in 2014.

Operating Profit (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Rail Group	$223.3	$186.4	$663.7	$529.9
Construction Products Group	19.9	21.6	49.5	65.7
Inland Barge Group	28.1	31.0	96.3	88.6
Energy Equipment Group	44.8	30.0	118.3	81.2
Railcar Leasing and Management Services Group	158.2	87.0	418.7	419.7
All Other	(3.0)	(3.3)	(4.6)	(11.3)
Segment Totals before Eliminations and Corporate Expenses	471.3	352.7	1,341.9	1,173.8
Corporate	(39.7)	(36.7)	(98.7)	(89.5)
Eliminations – Lease subsidiary	(65.6)	(34.3)	(163.8)	(110.5)
Eliminations – Other	(1.1)	(0.5)	1.5	0.7
Consolidated Total	$364.9	$281.2	$1,080.9	$974.5

Our overall operating profit for the three and nine months ended September 30, 2015 increased by 29.8% and 10.9%, respectively, when compared to the same periods in 2014. Operating profit for the three months ended September 30, 2015 increased over the prior year period primarily as a result of higher operating profit in our Leasing Group related to higher leasing and management revenues from higher average rental rates and net fleet additions as well as increased operating profit from railcar sales. Operating profit from railcar sales in our Leasing Group totaled $76.4 million and $12.6 million for the three months ended September 30, 2015 and 2014, respectively. Rail Group operating profit also increased as a result of higher shipment volumes as well as improved pricing and higher operating efficiencies partially offset by product mix changes. Operating profit in the Energy Equipment Group increased for the three months ended September 30, 2015 primarily as result of acquisition-related higher volumes.

For the nine months ended September 30, 2015, operating profit increased primarily as a result of higher shipment volumes in our Rail, Inland Barge, and Energy Equipment Groups. Rail Group operating profit also increased as a result of improved pricing and higher operating efficiencies partially offset by product mix changes. Operating profit in our Leasing Group was substantially unchanged for the nine months ended September 30, 2015 over the prior year period as higher leasing and management revenues were offset by lower operating profit from railcar sales. Operating profit from railcar sales in our Leasing Group totaled $164.0 million and $205.9 million for the nine months ended September 30, 2015 and 2014, respectively. Operating profit in the Construction Products Group decreased for the three and nine months ended September 30, 2015 when compared to the prior year, as a result of lower volumes in our Highway Products business partially offset by higher volumes in our Aggregates business related to an acquisition in 2015.

For a further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.

Other Income and Expense. Other income and expense is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in millions)
Interest income	$(0.6)	$(0.4)	$(1.6)	$(1.5)
Interest expense	46.7	48.2	148.8	141.4
Other, net	(1.0)	(1.6)	(4.0)	(2.9)
Consolidated Total	$45.1	$46.2	$143.2	$137.0

Interest expense for the three months ended September 30, 2015 decreased by $1.5 million from the prior year period resulting primarily from the repayment of the TRL VI Promissory Notes in May 2015. Interest expense increased by $7.4 million for the nine months ended September 30, 2015 from the prior year periods primarily due to the issuance of the Company's Senior Notes in September 2014, partially offset by the repayment in full of the TRL VI Promissory Notes in May 2015.

Income Taxes. The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. Federal income tax rate and the Company’s effective income tax rate on income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	1.2	0.9	1.2	0.9
Domestic production activities deduction	(1.7)	(1.4)	(1.8)	(1.9)
Noncontrolling interest in partially-owned subsidiaries	(0.9)	(1.0)	(0.9)	(1.1)
State adjustments	—	1.1	0.1	0.3
Other, net	—	(1.4)	0.1	(0.4)
Effective rate	33.6%	33.2%	33.7%	32.8%

Our effective tax rate reflects the Company's estimate for 2015 of its state income tax expense, the current tax benefit available for U.S. manufacturing activities, and income attributable to the noncontrolling interests in partially-owned leasing subsidiaries for which no income tax expense is provided. See Note 5 of the Consolidated Financial Statements for a further explanation of activities with respect to our partially-owned leasing subsidiaries. See Note 13 of the Consolidated Financial Statements for a further discussion of income taxes. Income tax payments during the nine months ended September 30, 2015 totaled $241.0 million. Net income taxes receivable at September 30, 2015 amounted to $22.0 million.

Segment Discussion

Rail Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Percent	2015	2014	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Railcars	$1,030.7	$959.6	7.4%	$3,211.6	$2,643.9	21.5%
Components and maintenance services	42.7	36.8	16.0	116.6	105.5	10.5
Total revenues	1,073.4	996.4	7.7	3,328.2	2,749.4	21.1

Operating costs:
Cost of revenues	827.8	792.3	4.5	2,605.6	2,168.0	20.2
Selling, engineering, and administrative costs	22.3	17.7	26.0	58.9	51.5	14.4
Operating profit	$223.3	$186.4	19.8	$663.7	$529.9	25.3
Operating profit margin	20.8%	18.7%		19.9%	19.3%

As of September 30, 2015 and 2014 our Rail Group backlog of railcars was as follows:

	As of September 30,
	2015	2014
	(in millions)
External Customers	$4,444.6	$4,368.5
Leasing Group	1,808.6	1,741.0
Total	$6,253.2	$6,109.5

The changes in the number of railcars in the Rail Group backlog are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	59,830	45,350	61,035	39,895
Orders received	3,655	14,120	19,690	33,625
Shipments	(8,220)	(7,745)	(25,460)	(21,795)
Ending balance	55,265	51,725	55,265	51,725

Revenues increased for the three and nine months ended September 30, 2015 by 7.7% and 21.1%, respectively, when compared to the same periods in the prior year. Approximately 84% and 78%, respectively, of the increase in railcar revenue results from an increase in unit deliveries and the remainder due to improved pricing partially offset by product mix changes. Cost of revenues increased for the three and nine months ended September 30, 2015 by 4.5% and 20.2%, respectively, compared to the same periods in the prior year primarily due to an increase in unit deliveries partially offset by greater operating efficiencies.

Total backlog dollars as of September 30, 2015 extended into 2020 and increased slightly by 2.4% when comparing September 30, 2015 to the prior year. The average selling price in the backlog at September 30, 2015 was 4.2% lower as compared to September 30, 2014 primarily due to product mix changes. The backlog dedicated to the Leasing Group is supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery as directed by our customers.

In the three months ended September 30, 2015, railcar shipments included sales to the Leasing Group of $308.4 million, representing 2,350 railcars, compared to $186.5 million, representing 1,830 railcars, in the comparable period in 2014, with a deferred profit of $65.6 million compared to $34.3 million for the same period in 2014. In the nine months ended September 30, 2015, railcar shipments included sales to the Leasing Group of $782.9 million compared to $564.2 million in the comparable period in 2014, with a deferred profit of $163.8 million compared to $110.5 million for the same period in 2014. In the three and nine months ended September 30, 2015, railcar shipments included sales of leased railcars to third parties of $64.1 million and $175.8 million, respectively, compared with $71.9 million and $196.2 million for the three and nine months ended September 30, 2014, respectively.

Construction Products Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Percent	2015	2014	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Highway Products	$82.9	$104.6	(20.7)%	$216.1	$254.5	(15.1)%
Aggregates	58.7	41.2	42.5	146.8	116.6	25.9
Other	13.2	24.6	(46.3)	56.0	64.1	(12.6)
Total revenues	154.8	170.4	(9.2)	418.9	435.2	(3.7)

Operating costs:
Cost of revenues	114.8	131.6	(12.8)	319.2	332.5	(4.0)
Selling, engineering, and administrative costs	20.8	17.7	17.5	59.9	49.1	22.0
Property disposition gains	(0.7)	(0.5)	—	(9.7)	(12.1)	(19.8)
Operating profit	$19.9	$21.6	(7.9)	$49.5	$65.7	(24.7)
Operating profit margin	12.9%	12.7%		11.8%	15.1%

Revenues decreased by 9.2% and 3.7% for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. Higher revenues in our Aggregates business primarily related to an acquisition were more than offset by lower volumes in our Highway Products and other businesses. Similarly, cost of revenues decreased by 12.8% and 4.0% for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 as the effects of our Aggregates acquisition were more than offset by lower volumes in our Highway Products and other businesses. Additionally, cost of revenues for the nine months ended September 30, 2014 included a $2.6 million gain from the settlement of certain liabilities related to aggregates acquisitions in 2013. Selling, engineering, and administrative costs increased by 17.5% and 22.0% for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 primarily due to higher legal expenses and compensation costs. The property disposition gains for the nine months ended September 30, 2015 primarily related to the sale of assets of our galvanizing business while the property disposition gains for the nine months ended September 30, 2014 primarily related to the sale of certain land held by our Aggregates business.

Inland Barge Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Percent	2015	2014	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues	$164.8	$168.4	(2.1)%	$505.7	$470.7	7.4%

Operating costs:
Cost of revenues	132.1	132.6	(0.4)	396.5	369.1	7.4
Selling, engineering, and administrative costs	4.6	4.8	(4.2)	13.3	13.0	2.3
Property disposition gains	—	—		(0.4)	—
Operating profit	$28.1	$31.0	(9.4)	$96.3	$88.6	8.7
Operating profit margin	17.1%	18.4%		19.0%	18.8%

Revenues decreased slightly for the three months ended September 30, 2015 by 2.1% compared to the same period in 2014 due to product mix changes, partially offset by higher delivery volumes of hopper barges. Cost of revenues decreased at a lower rate than the decrease in revenues for the three months ended September 30, 2015 when compared to the same period in 2014 due to product mix changes. Revenues and cost of revenues increased for the nine months ended September 30, 2015 by 7.4% compared to the same period in 2014 primarily from higher delivery volumes of hopper barges, partially offset by lower delivery volumes of tank barges. Selling, engineering, and administrative costs fluctuated for the three and nine months ended September 30, 2015 compared to the same periods in 2014 due to changes in compensation and consulting costs.

As of September 30, 2015, the backlog for the Inland Barge Group was $373.1 million compared to $475.4 million as of September 30, 2014. Deliveries for multi-year barge agreements are included in the backlog when specific production quantities for future periods have been determined.

Energy Equipment Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Percent	2015	2014	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Wind towers and utility structures	$167.0	$134.6	24.1%	$491.6	$319.4	53.9%
Other	122.5	135.1	(9.3)	379.9	388.5	(2.2)
Total revenues	289.5	269.7	7.3	871.5	707.9	23.1

Operating costs:
Cost of revenues	223.4	219.6	1.7	689.6	578.8	19.1
Selling, engineering, and administrative costs	21.3	20.1	6.0	63.6	49.0	29.8
Property disposition gains	—	—		—	(1.1)
Operating profit	$44.8	$30.0	49.3	$118.3	$81.2	45.7
Operating profit margin	15.5%	11.1%		13.6%	11.5%

Revenues for the three and nine months ended September 30, 2015 increased by 7.3% and 23.1%, respectively, when compared to the same periods in 2014. Revenues from our wind towers and utility structures product line increased by 24.1% and 53.9%, respectively, primarily due to an acquisition. Revenues from other product lines for the three and nine months ended September 30, 2015 decreased by 9.3% and 2.2%, respectively, when compared to the same periods in 2014 primarily as a result of changes in shipping volumes. Other revenues include results primarily from our storage and distribution containers and tank heads product lines. Cost of revenues increased by 1.7% and 19.1%, respectively, for the three and nine months ended September 30, 2015 compared to 2014 while selling, engineering, and administrative costs increased by 6.0% and 29.8%, respectively. Almost all of the increase in operating costs for the three and nine months ended September 30, 2015 was due to an acquisition.

The backlog for wind towers was $424.4 million and $528.6 million at September 30, 2015 and 2014, respectively. As of September 30, 2015, the backlog for wind towers extended through 2016. The Company does not report backlog from its utility structures business because certain contracts contain partial order cancellation provisions.

Railcar Leasing and Management Services Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Percent	2015	2014	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$176.6	$158.3	11.6%	$520.9	$469.2	11.0%
Sales of railcars owned one year or less at the time of sale	72.6	47.4	*	211.2	411.1	*
Total revenues	$249.2	$205.7	21.1	$732.1	$880.3	(16.8)

Operating profit:
Leasing and management	$81.8	$74.4	9.9	$254.7	$213.8	19.1
Railcar sales:
Railcars owned one year or less at the time of sale	18.6	9.6		61.2	115.7
Railcars owned more than one year at the time of sale	57.8	3.0		102.8	90.2
Total operating profit	$158.2	$87.0	81.8	$418.7	$419.7	(0.2)

Operating profit margin:
Leasing and management	46.3%	47.0%		48.9%	45.6%
Railcar sales	*	*		*	*
Total operating profit margin	63.5%	42.3%		57.2%	47.7%

Selected expense information(1):
Depreciation	$35.9	$32.4	10.8	$105.8	$97.1	9.0
Maintenance	$24.6	$17.8	38.2	$65.9	$58.8	12.1
Rent	$9.9	$13.1	(24.4)	$31.3	$39.7	(21.2)
Interest	$32.5	$39.1	(16.9)	$106.8	$114.5	(6.7)
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

Total revenues increased by 21.1% for the three months ended September 30, 2015 compared to 2014 driven by net fleet additions, higher rental rates, and a favorable mix of railcars sold. Seventy percent of the increase in leasing and management revenues is primarily due to net fleet additions with the remainder due primarily to higher average rental rates. Total revenues decreased by 16.8% for the nine months ended September 30, 2015 compared to 2014 due to a lower volume of railcar sales, partially offset by growth in leasing and management revenues. Sixty percent of the increase in leasing and management revenues was due to net fleet additions with the remainder primarily due to higher average rental rates.

During the nine months ended September 30, 2015 and 2014, the Leasing Group received proceeds from the sale of leased railcars to Element under the strategic alliance with Element announced in December 2013 as follows:

	Nine Months Ended September 30,
	2015	2014
	(in millions)
Railcars owned one year or less at the time of sale	$182.7	$378.8
Railcars owned more than one year at the time of sale	258.0	235.7
	$440.7	$614.5

On October 14, 2015, the Company and Element announced a $1 billion extension of the alliance through December 2019.

Operating profit increased by 81.8% for the three months ended September 30, 2015 compared to 2014 due to a higher volume and favorable product mix of railcar sales. Leasing and management operating profit for the three months ended September 30, 2015 increased by 9.9% due to higher average rental rates and lower rent expense offset partially by higher depreciation and maintenance expense. Operating profit was substantially unchanged for the nine months ended September 30, 2015 compared to 2014 as higher leasing and management operating profit was offset by lower profit from railcar sales. Leasing and management profit for the nine months ended September 30, 2015 increased due to higher average rental rates, net fleet additions, and decreased rent expense partially offset by higher depreciation and maintenance expense. In February 2015, the Leasing Group purchased all of the railcars which previously had been leased to the Company from one of the independent owner trusts. As a result of this purchase, rent expense decreased for the three and nine months ended September 30, 2015 when compared to 2014. See Note 6 to the Consolidated Financial Statements for a description of lease arrangements with the independent owner trusts.

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

Information regarding the Leasing Group’s lease fleet follows:

	September 30, 2015	September 30, 2014
Number of railcars	77,140	74,945
Average age in years	7.9	7.6
Average remaining lease term in years	3.3	3.3
Fleet utilization	98.5%	99.7%

All Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Percent	2015	2014	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues	$29.1	$28.9	0.7%	$84.0	$80.2	4.7%

Operating costs:
Cost of revenues	29.9	28.5	4.9	83.7	84.4	(0.8)
Selling, engineering, and administrative costs	2.4	3.7	(35.1)	6.7	7.0	(4.3)
Property disposition (gains) losses	(0.2)	—		(1.8)	0.1
Operating loss	$(3.0)	$(3.3)	(9.1)	$(4.6)	$(11.3)	(59.3)

Revenues increased by 0.7% and 4.7% for the three and nine months ended September 30, 2015, respectively, compared to 2014 primarily due to changes in internal shipments from our transportation company and services provided by our facilities maintenance operations for the three and nine months ended September 30, 2015. The decrease in operating loss for the three and nine months ended September 30, 2015 was due to overall improved efficiency from these support activities, certain reserves recorded in 2014, and gains from certain property dispositions.

Corporate

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Percent	2015	2014	Percent
	($ in millions)		Change	($ in millions)		Change
Operating costs	$39.7	$36.7	8.2%	$98.7	$89.5	10.3%

Operating costs for the three and nine months ended September 30, 2015 increased 8.2% and 10.3%, respectively, due to higher performance-related compensation costs and increased staffing as well as higher legal expenses compared to 2014. Additionally, one-time costs related to the acquisition of Meyer of $6.0 million and $8.3 million were included in operating costs for the three and nine months ended September 30, 2014, respectively.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2015 and September 30, 2014:

	Nine Months Ended September 30,
	2015	2014
	(in millions)
Total cash provided by (required by):
Operating activities	$630.3	$332.6
Investing activities	(382.9)	(621.2)
Financing activities	(457.5)	523.8
Net increase (decrease) in cash and cash equivalents	$(210.1)	$235.2

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2015 was $630.3 million compared to net cash provided by operating activities of $332.6 million for the nine months ended September 30, 2014. Cash flow provided by operating activities increased primarily due to higher operating profits and lower inventories.

Receivables at September 30, 2015 increased by $43.9 million or 9.5% from December 31, 2014 primarily due to higher receivables in our Rail Group and a lower income tax receivable. Raw materials inventory at September 30, 2015 decreased by $69.5 million or 11.9% since December 31, 2014 primarily attributable to lower levels in our Rail Group from improved inventory management while finished goods inventory at September 30, 2015 increased by $39.8 million or 21.5% since December 31, 2014 due to higher shipment levels in our Rail Group. Accounts payable was substantially unchanged while accrued liabilities decreased by $128.7 million from December 31, 2014 primarily due to the payment of certain prior year end obligations and lower customer advances outstanding. We continually review reserves related to bad debt as well as the adequacy of lower of cost or market valuations related to accounts receivable and inventory.

Investing Activities. Net cash required by investing activities for the nine months ended September 30, 2015 was $382.9 million compared to $621.2 million for the nine months ended September 30, 2014. Capital expenditures for the nine months ended September 30, 2015 were $787.3 million, which included $792.2 million for additions to the lease fleet less $150.0 million for the cost of sold lease fleet railcars owned one year or less. This compares to $340.4 million of capital expenditures for the same period last year, which included $465.8 million for additions to the lease fleet less $295.4 million for the cost of sold lease fleet railcars owned one year or less. Lease fleet additions during the first quarter of 2015 include the Company's purchase of the railcars which previously had been leased to the Leasing Group from one of the independent owner trusts for $121.1 million. Full-year manufacturing/corporate capital expenditures for 2015 are projected to range between $200.0 million and $240.0 million. For 2015, we expect the annual net cash investment in railcars added to our lease fleet to be between $280.0 million and $480.0 million after considering the expected proceeds received from leased railcar sales during the year and the purchase of railcars from the independent owner trust. Proceeds from the sale of property, plant, and equipment and other assets totaled $319.5 million for the nine months ended September 30, 2015, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $313.4 million. This compares to $279.3 million for the same period in 2014, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $257.4 million. Net cash required related to acquisitions amounted to $46.2 million for the nine months ended September 30, 2015 while proceeds from business divestitures totaled $51.3 million. Short-term marketable securities for the nine months ended September 30, 2015 decreased by $75.0 million.

Financing Activities. Net cash required by financing activities during the nine months ended September 30, 2015 was $457.5 million compared to $523.8 million of cash provided by financing activities for the same period in 2014. During the nine months ended September 30, 2015, we retired $530.8 million in debt including $340.0 million for the full repayment of promissory notes related to one of our wholly-owned leasing subsidiaries. During the nine months ended September 30, 2014, we retired $140.2 million in debt as scheduled. We borrowed $242.4 million, net of debt issuance costs, during the nine months ended September 30, 2015 from our TILC warehouse loan facility. We borrowed $727.4 million, net of debt issuance costs, during the nine months ended September 30, 2014, from the issuance of $400 million in Senior Notes and, by TRIP Master Funding of its 2014-1 Secured Railcar Equipment Notes. Also, during the nine months ended September 30, 2014, we received $49.6 million in equity contributions from noncontrolling interests in one of the Company's partially-owned leasing subsidiaries. Additionally, we repurchased shares of the Company stock under a share repurchase program as described further below. We intend to use our cash and committed credit facilities to fund the operations, expansions, and growth initiatives of the Company.

Other Investing and Financing Activities

During the nine months ended September 30, 2015 and 2014, the Company received proceeds from the sale of leased railcars to Element under the strategic alliance with Element announced in December 2013 as follows:

	Nine Months Ended September 30,
	2015	2014
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$182.7	$378.8
Railcars owned more than one year at the time of sale	258.0	235.7
Rail Group	175.8	153.4
	$616.5	$767.9
Since the inception of our alliance, the Company has received proceeds of $1,604.2 million from the sale of leased railcars to Element. On October 14, 2015, the Company and Element announced a $1 billion extension of the alliance through December 2019.

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

The TILC warehouse loan facility, established to finance railcars owned by TILC, had $291.7 million in outstanding borrowings as of September 30, 2015. In April 2015, the facility was increased to $1 billion and extended through April 2018. Under the renewed facility, $708.3 million was unused and available as of September 30, 2015 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 2.01% at September 30, 2015. Interest rate pricing remained unchanged under the renewed facility. Amounts outstanding at maturity, absent renewal, are payable under the renewed facility in April 2019.

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

In May 2015, we renewed and extended our unsecured corporate revolving credit facility through May 2020, increasing the size of the facility from $425.0 million to $600.0 million. As of September 30, 2015, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $91.6 million, leaving $508.4 million available for borrowing. Other than these letters of credit, there were no borrowings under our revolving credit facility as of September 30, 2015, or for the nine month period then ended. Borrowings under the credit facility bear interest at a defined index rate plus a margin and are guaranteed by certain 100%-owned subsidiaries of the Company.

Under the Company's share repurchase program, 1,556,516 shares and 3,947,320 shares, respectively, were repurchased during the three and nine months ended September 30, 2015, at a cost of approximately $40.0 million and $115.0 million, respectively. The Company’s Board of Directors authorized a $250 million share repurchase program in March 2014 that expires on December 31, 2015.

In May 2015, the Company declared an increase in its quarterly dividend from $0.10 to $0.11 per share, reflecting a 10% increase.

During the most recent quarter, an increased level of uncertainty in the macro-economic environment reduced the pace of new order volumes in certain of the Company's businesses. Over the last several years, many of our businesses benefitted from investment activity occurring in the upstream energy markets and a relatively high and stable price of oil. The extended downturn in the price of oil as well as other factors including, among others, the strong dollar and weakness across other commodity prices, has created uncertainty for our customers in their long-term capital planning processes. At the same time, demand fundamentals in the automotive, construction, and petrochemical sectors are positive. As a result, the Company is experiencing a mixed demand environment. We continually assess our manufacturing capacity and take steps to align our production capacity with demand for our products.

Future Operating Requirements

We expect to finance future operating requirements with cash, cash equivalents and short-term marketable securities; cash flows from operations; and, depending on market conditions, short-term and long-term debt; and equity. Debt instruments that the Company has utilized include its revolving credit facility, the TILC warehouse facility, senior notes, convertible subordinated notes, asset-backed securities, and sale-leaseback transactions. As of September 30, 2015, the Company had unrestricted cash and cash equivalent balances of $677.8 million, and $508.4 million available under its revolving credit facility. In April 2015, the TILC warehouse facility was increased to $1 billion and extended through April 2018. Under the renewed facility, $708.3 million was unused and available as of September 30, 2015 based on the amount of warehouse-eligible, unpledged equipment. The Company believes it has access to adequate capital resources to fund operating requirements and is an active participant in the capital markets.

Off Balance Sheet Arrangements

See Note 6 of the Consolidated Financial Statements for information about off balance sheet arrangements.

Derivative Instruments

We use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 of the Consolidated Financial Statements for discussion of how the Company valued its commodity hedges and interest rate swap at September 30, 2015. See Note 11 of the Consolidated Financial Statements for a description of the Company's debt instruments.

Interest rate hedges

			Included in accompanying balance sheet at September 30, 2015
	Notional Amount	Interest Rate(1)	Liability	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(1.1)	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$8.5	$11.4
Open hedge:
TRIP Master Funding secured railcar equipment notes	$48.8	2.62%	$2.2	$0.9	$1.2

(1)	Weighted average fixed interest rate

	Effect on interest expense - increase/(decrease)
	Three Months Ended September 30,		Nine Months Ended September 30,		Expected effect during next twelve months(1)
	2015	2014	2015	2014
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$—	$(0.1)	$(0.2)	$(0.3)	$(0.3)
Promissory notes	$—	$0.7	$1.2	$2.2	$—
TRIP Holdings warehouse loan	$1.2	$1.3	$3.7	$3.9	$4.8
Open hedges:
TRIP Master Funding secured railcar equipment notes	$0.2	$0.4	$0.9	$1.2	$1.0
Promissory notes	$—	$3.8	$5.3	$11.5	$—
(1) Based on the fair value of open hedges as of September 30, 2015

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

Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $4.8 million of additional interest expense expected to be recognized during the twelve months following September 30, 2015. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with a notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The effect on interest expense is primarily a result of monthly interest settlements.

See Note 11 of the Consolidated Financial Statements regarding the related debt instruments.

Other Derivatives

Natural gas and diesel fuel

We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The effect on operating income for these instruments was not significant. The amount recorded in the consolidated balance sheet as of September 30, 2015 for these instruments was a liability of $0.7 million.

Contractual Obligation and Commercial Commitments

As of September 30, 2015, contractual obligations related to letters of credit decreased to $91.6 million from $92.0 million as of December 31, 2014. Refer to Note 11 of the Consolidated Financial Statements for changes to our outstanding debt and maturities. Contractual obligations that relate to operating leases including sale/leaseback transactions were substantially unchanged as of September 30, 2015 except for the $105.8 million reduction in lease obligations resulting from the termination of one of the owner trusts. See Note 6 of the Consolidated Financial Statements regarding operating lease obligations.

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

Any forward-looking statement speaks only as of the date on which such statement is made. Trinity undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. For a discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company's Annual Report on Form 10-K for the most recent fiscal year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in our market risks since December 31, 2014 as set forth in Item 7A of our 2014 Form 10-K. Refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of debt-related activity and the impact of hedging activity for the three and nine months ended September 30, 2015.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that it is able to collect and record the information it is required to disclose in the reports it files with the SEC, and to process, summarize, and disclose this information within the time periods specified in the rules of the SEC. The Company’s Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluating their effectiveness. Based on their evaluation of the Company’s disclosure controls and procedures, including those of Meyer, that took place as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers believe that these procedures are effective to 1) ensure that the Company is able to collect, process, and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods and 2) accumulate and communicate this information to the Company’s management, including its Chief Executive and Chief Financial Officers, to allow timely decisions regarding disclosure.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of our 2014 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended September 30, 2015:

Period	Number of Shares Purchased(1)	Average Price Paid per Share (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2015 through July 31, 2015	105,918	$29.37	101,500	$140,605,387
August 1, 2015 through August 31, 2015	778,039	$26.93	777,846	$119,659,172
September 1, 2015 through September 30, 2015	678,131	$23.65	677,170	$103,648,179
Total	1,562,088	$25.67	1,556,516	$103,648,179

(1) These columns include the following transactions during the three months ended September 30, 2015: (i) the surrender to the Company of 4,329 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, (ii) the purchase of 1,243 shares of common stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust, and (iii) the purchase of 1,556,516 shares of common stock on the open market as part of the stock repurchase program.

(2) In March 2014, the Company’s Board of Directors authorized a $250 million share repurchase program that expires on December 31, 2015. Under the program, 1,556,516 shares were repurchased during the three months ended September 30, 2015 at a cost of approximately $40.0 million. The approximate dollar value of shares that were eligible to be repurchased under such share repurchase program is shown as of the end of such month or quarter.

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
Registrant
James E. Perry
Senior Vice President and
Chief Financial Officer
October 23, 2015

INDEX TO EXHIBITS

NO.	DESCRIPTION
31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
32.1	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
95	Mine Safety Disclosure Exhibit (filed herewith).
101.INS	XBRL Instance Document (filed electronically herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)
____________