Form 10-K
period 2015-12-31
TRINITY INDUSTRIES INC
filed 2016-02-19
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-6903
(Exact name of registrant as specified in its charter)

Delaware	75-0225040
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2525 N. Stemmons Freeway, Dallas, Texas	75207-2401
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (214) 631-4420
Securities Registered Pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which registered
Common Stock ($0.01 par value)	New York Stock Exchange, Inc.
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter (June 30, 2015) was $4,007.3 million.
At January 31, 2016 the number of shares of common stock outstanding was 152,858,247.
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive 2016 Proxy Statement.

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
Financial Information About Industry Segments. Financial information about our industry segments for the years ended December 31, 2015, 2014, and 2013 is presented in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
Narrative Description of Business. As a diversified industrial company, we manufacture and sell a variety of products and services principally including:

•	railcars and railcar parts;

•	parts and steel components;

•	the leasing, management, and maintenance of railcars;

•	highway products;

•	aggregates;

•	inland barges;

•	structural wind towers;

•	steel utility structures;

•	storage and distribution containers; and

•	trench shields and shoring products.
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
For the year ended December 31, 2015 we shipped 34,295 railcars, or 41% of total North American railcar shipments. As of December 31, 2015, our Rail Group backlog consisted of 48,885 railcars valued at $5.4 billion. This amount included approximately $1.5 billion in orders from our Railcar Leasing and Management Services Group (“Leasing Group”). The total amount of orders in our backlog from the Leasing Group was supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery as customers may alternatively choose to purchase railcars as external sales from the Rail Group.
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
In addition, TILC originates and manages railcar leases for third-party investor-owned funds and provides fleet maintenance and management services to industrial shippers. Our affiliations with third-party investor-owned funds, through strategic railcar alliances and the formation of railcar investment vehicles, combined with TILC's fleet maintenance and management services capabilities, complement our leasing business by generating stable fee income, strengthening customer relationships, and enhancing the view of TrinityRail® as a leading provider of railcar products and services.
The railcars in our lease fleet are leased to industrial shippers and railroads. These companies operate in the chemical, agricultural, automotive, and energy industries, among others. Substantially all of the railcars in our lease fleet were manufactured by our Rail Group. The terms of our railcar leases generally vary from one to twenty years and provide for fixed monthly rentals, predominantly under full-service leases. A small percentage of our fleet is leased on a per diem basis. As of December 31, 2015, the lease fleet of our subsidiaries included 76,765 owned or leased railcars that were 97.7% utilized. Of this total, 67,185 railcars were owned by TILC or its affiliates and 9,580 railcars were financed in sale-leaseback transactions.
Our railcar leasing businesses compete against a number of well-established entities that are also in the business of leasing railcars.
Construction Products Group. Through wholly-owned subsidiaries, our Construction Products Group manufactures highway products as well as other primarily-steel products for infrastructure-related projects; and mines and produces aggregates. Many of these lines of business are seasonal and revenues are impacted by weather conditions and fluctuations in government spending levels.
Our Highway Products business is a leading U.S. manufacturer of guardrail, crash cushions, and other protective barriers. The Federal Highway Administration, which determines product eligibility for cost reimbursement using federal funds, has approved many of our products as eligible for federal-aid reimbursement based on satisfactory performance testing pursuant to criteria established under either the National Cooperative Highway Research Program Report 350 or the Manual for Assessing Safety Hardware, as applicable. Our crash cushion, protective barrier, and guardrail products include multiple proprietary products manufactured under license from certain public and private research organizations and inventors as well as Company-held patents. We sell highway products in Canada, Mexico, and throughout the U.S., and we export highway products, including proprietary products, to more than 60 countries. The Company does not perform any installation services with respect to its highway products, except minimally in Mexico. We compete against several national and regional highway products manufacturers.
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
We also manufacture a line of trench shields and shoring products for the construction industry.
Energy Equipment Group. Through wholly-owned subsidiaries, our Energy Equipment Group manufactures structural wind towers; utility steel structures for electricity transmission and distribution; storage and distribution containers; cryogenic tanks; and tank heads for pressure and non-pressure vessels.
We are a leading manufacturer in North America of structural wind towers used in the wind energy market. These towers are manufactured in the U.S. and Mexico to customer specifications and installed by our customers. Our customers are generally wind turbine producers. Our structural wind towers backlog as of December 31, 2015 was approximately $371.3 million.
We are one of the leading manufacturers of steel utility structures for electricity transmission and distribution, which are used principally by municipalities and other local and state governmental entities, as well as by public and private utilities. These structures are manufactured in the U.S. and Mexico to customer specifications and installed by our customers.
We are a leading manufacturer in North America of storage and distribution containers. We manufacture these products in the U.S., Mexico, and Canada. We market a portion of our products in Mexico under the brand name of TATSA®. Our storage and distribution containers support the oil, gas, and chemical industries and are used by industrial plants, utilities, residences, small businesses in suburban and rural areas. Additionally, we manufacture fertilizer storage and distribution containers for bulk storage, farm storage, and the application and distribution of anhydrous ammonia. We also manufacture cryogenic tanks for the distribution of industrial gases and liquefied natural gas. Our storage and distribution container products range from nine-gallon containers for motor fuel use to 1.8 million-gallon bulk storage spheres. We sell our storage and distribution containers to dealers and large industrial users. In the U.S., we generally deliver storage and distribution containers to our customers who install and fill the containers. Our competitors include large and small manufacturers of storage and distribution containers. Additionally, we manufacture and sell oil and gas process and storage equipment, including various types of containers, separators, and treaters used at the well-site and in midstream locations.
We also manufacture tank heads, which are pressed metal components used in the manufacturing of many of our finished products, both pressure rated and non-pressure rated, depending on their intended use. We use a significant portion of the tank heads we manufacture in the production of our railcars and storage and distribution containers. We also sell our tank heads to a broad range of other manufacturers. There are many competitors in the tank heads business.
Overall, there are a number of well-established entities that actively compete with us in the business of manufacturing energy equipment.
Inland Barge Group. Through wholly-owned subsidiaries, our Inland Barge Group is a leading U.S. manufacturer of inland barges and fiberglass barge covers. We manufacture a variety of dry cargo barges, such as deck barges, and open or covered hopper barges that transport various commodities, such as grain, coal, and aggregates. We also manufacture tank barges used to transport liquids including chemicals and a variety of petroleum products. Our fiberglass reinforced lift covers are used primarily for grain barges. Our barge manufacturing facilities are located along the U.S. inland river systems, allowing for rapid delivery to our customers. Our Inland Barge Group backlog as of December 31, 2015 was approximately $416.0 million.
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
Foreign Operations. Trinity's foreign operations are primarily located in Mexico. Continuing operations included sales to foreign customers, primarily in Mexico, which represented 7.0%, 5.8%, and 11.7% of our consolidated revenues for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015 and 2014, we had 3.9% and 3.9%, respectively, of our long-lived assets not held for sale located outside the U.S. We manufacture railcars, storage and distribution containers, tank heads, structural wind towers, steel utility structures, parts and steel components, and other products at our Mexico facilities for local consumption as well as for export to the U.S. and other countries.
Backlog. As of December 31, 2015 and 2014, our backlog of firm and noncancellable orders was as follows:

	December 31, 2015	December 31, 2014
	(in millions)
Rail Group
External Customers	$3,948.5	$5,204.3
Leasing Group	1,452.7	2,010.5
	$5,401.2	$7,214.8
Inland Barge Group	$416.0	$437.9
Wind towers	$371.3	$473.5
For the twelve months ended December 31, 2015, our rail manufacturing businesses received orders for 22,145 railcars. The change in backlog as of December 31, 2015 compared with our backlog as of December 31, 2014 reflects the value of orders taken and orders delivered during the year. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery as customers may alternatively choose to purchase railcars as external sales from the Rail Group. Approximately 51% of our railcar backlog is expected to be delivered during the twelve months ending December 31, 2016 with the remainder to be delivered from 2017 through 2020. Substantially all of our Inland Barge and structural wind towers backlog is expected to be delivered during the twelve months ending December 31, 2016. The Company does not report backlog from its utility structures business because certain contracts contain partial order cancellation provisions.
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
The principal material used in our manufacturing segments is steel. During 2015, the supply of steel was sufficient to support our manufacturing requirements. Market steel prices continue to exhibit periods of volatility and ended 2015 significantly lower than 2014. Steel prices may be volatile in the future in part as a result of market conditions. We often use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, and other arrangements with our customers, to mitigate the effect of steel price volatility on our operating profits for the year. In general, we believe there is enough capacity in the supply industry to meet current production levels and that our existing contracts and other relationships we have in place will meet our current production forecasts.
Aggregates. Aggregates can be found throughout the U.S., and many producers exist nationwide. Shipments of natural aggregates from an individual quarry are generally limited in geographic scope because the cost of transporting processed aggregates to customers is high in relation to the value of the product itself. Lightweight aggregates have a much wider, multi-state distribution area due to their higher value relative to their distribution costs. We currently operate mining facilities located in Texas, Louisiana, Alabama, Colorado, and California.
Employees. The following table presents the approximate headcount breakdown of employees by business group:

Business Group	December 31, 2015
Rail Group	12,080
Construction Products Group	1,410
Inland Barge Group	1,700
Energy Equipment Group	5,820
Railcar Leasing and Management Services Group	200
All Other	450
Corporate	370
22,030
As of December 31, 2015, approximately 11,490 employees were employed in the U.S. and 10,470 employees were employed in Mexico.
Acquisitions and Divestitures. See Note 2 of the Notes to Consolidated Financial Statements.
Environmental Matters. We are subject to comprehensive federal, state, local, and foreign environmental laws and regulations relating to the release or discharge of materials into the environment; the management, use, processing, handling, storage, transport, and disposal of hazardous and non-hazardous waste and materials; and other activities relating to the protection of human health, natural resources, and the environment.
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
Governmental Regulation.
Railcar Industry. Our railcar and related manufacturing, maintenance services, and leasing businesses are regulated by multiple governmental regulatory agencies such as the U.S. Environmental Protection Agency ("USEPA"); Transport Canada ("TC"); the U.S. Department of Transportation ("USDOT") and the administrative agencies it oversees, including the Federal Railroad Administration ("FRA"), the Pipeline and Hazardous Materials Safety Administration ("PHMSA"), and the Research and Special Programs Administration; and industry authorities such as the Association of American Railroads ("AAR"). All such agencies and authorities promulgate rules, regulations, specifications, and operating standards affecting railcar design, configuration, and mechanics; maintenance, and rail-related safety standards for railroad equipment, tracks, and operations, including the packaging and transportation of hazardous or toxic materials. We believe that our product designs and operations are in compliance with these specifications, standards, and regulations.
New regulations promulgated in 2015 pertaining to the transportation of flammable materials by rail are now in effect. These regulatory changes materially impact: the rail industry as a whole; railroad operations; older and newer tank railcars that met or exceeded prior regulatory requirements and standards; future tank railcar specifications; market decisions relative to capital investment in rail products; and the capability of the nation’s railcar manufacturing, repair and maintenance infrastructure to implement mandated modification configurations or new construction.
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
Highway Products. The primary regulatory and industry authorities involved in the regulation of highway products manufacturers are the USDOT, the Federal Highway Administration ("FHWA"), and various state highway departments and administrative agencies. These organizations, with participation from the American Association of State Highway and Transportation Officials ("AASHTO"), establish certain standards, specifications, and product testing criteria related to the manufacture of our highway products. We believe that our highway products are in compliance with all applicable standards and specifications.
Storage and Distribution Containers. The primary regulatory authorities involved in the regulation of manufacturers of storage, transportation, and distribution containers are the PHMSA and the Federal Motor Carrier Safety Administration ("FMCSA"), both agencies being part of the USDOT. These agencies promulgate and enforce rules and regulations pertaining, in part, to the manufacture of containers that are used in the storage, transportation, and distribution of regulated and non-regulated substances. We believe that our storage and distribution containers are in compliance with all applicable rules and regulations.
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

Executive Officers and Other Corporate Officers of the Company.
The following table sets forth the names and ages of all of our executive officers and other corporate officers, their positions and offices presently held by them, and the year each person first became an officer. All officer terms expire in May 2016.

Name	Age	Office	Officer Since
Timothy R. Wallace*	62	Chairman, Chief Executive Officer, and President	1985
James E. Perry*	44	Senior Vice President and Chief Financial Officer	2005
Melendy E. Lovett*	57	Senior Vice President and Chief Administrative Officer	2014
William A. McWhirter II*	51	Senior Vice President and Group President	2005
D. Stephen Menzies*	60	Senior Vice President and Group President	2001
S. Theis Rice*	65	Senior Vice President and Chief Legal Officer	2002
Scott C. Beasley	35	Vice President, Corporate Strategic Planning	2015
Kathryn A. Collins	52	Vice President, Human Resources	2014
Virginia C. Gray, Ph.D.	56	Vice President, Organizational Development	2007
Mary E. Henderson*	57	Vice President and Chief Accounting Officer	2009
W. Relle Howard	46	Vice President, Information Technology	2016
John M. Lee	55	Vice President, Business Development	1994
Steven L. McDowell	54	Vice President and Chief Audit Executive	2013
Gail M. Peck	48	Vice President, Finance and Treasurer	2010
Heather Perttula Randall	42	Vice President, Legal Affairs	2011
Stephen W. Smith	66	Vice President and Chief Technical Officer	2012
Bryan P. Stevenson	42	Associate General Counsel and Secretary	2015
Jack Todd	52	Vice President, Public Affairs	2015
*Executive officer subject to reporting requirements under Section 16 of the Securities Exchange Act of 1934.
The following officers, for the preceding five years, have either not been in full time employment with the Company or have had changes in responsibilities during that period:
Mr. Beasley joined Trinity in 2014 as Executive Director of Strategic Finance and was appointed Vice President, Corporate Strategic Planning in 2015. Prior to joining Trinity, Mr. Beasley worked for McKinsey & Company from 2008 to 2014, most recently serving as Associate Principal.
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
Mr. Howard joined the Company in 2016 as Vice President, Information Technology. Prior to joining Trinity, he worked for Flowserve Corporation from 2009 to 2016, serving as Vice President Information Technology, Operating Divisions and, beginning in 2014, as Global Vice President, Information Technology.
Ms. Lovett joined the Company in 2014 as Senior Vice President and Chief Administrative Officer. A member of the Company's Board of Directors since 2012, Ms. Lovett resigned her Board position at the time of her appointment as an officer of the Company. Prior to joining Trinity, she worked for Texas Instruments ("TI"), serving as Vice President in TI's human resources organization from 1998 until 2004 when she was named Senior Vice President and President of TI's Education Technology business. Prior to joining TI in 1993, she was a senior manager with the consulting firm of Coopers & Lybrand.
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
Ms. Randall joined the Company in 2005 as Chief Counsel of TrinityRail. In 2006, she became Deputy General Counsel in charge of litigation for Trinity. In 2011, Ms. Randall was elected Vice President, Legal Affairs.
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
Mr. Stevenson joined the Company in 2015 as Associate General Counsel and Secretary. Prior to joining Trinity, Mr. Stevenson was Vice President, General Counsel and Secretary for U.S. Auto Parts Network, Inc. from 2011 to 2015, where he oversaw all of the company's legal efforts. Prior to his tenure at U.S. Auto Parts, he served as Vice President, Associate General Counsel for Blockbuster, Inc., which he joined as Senior Corporate Counsel in 2004. Before Mr. Stevenson joined Blockbuster, he worked at the law firm of Beirne, Maynard & Parsons, LLP.
Mr. Todd joined Trinity in 2006, initially serving as Director of Public Affairs for the Construction, Energy, Marine, and Components Group. Since 2009, Mr. Todd has held several leadership positions at Trinity, culminating in his election in 2015 as Vice President, Public Affairs. Prior to joining Trinity, Mr. Todd had a distinguished 20-year career in the U.S. Navy retiring as a Lieutenant Commander.
Messrs. Wallace, Menzies, and Lee, Ms. Henderson, and Dr. Gray have been in full time employment of Trinity or its subsidiaries for more than five years and have performed essentially the same respective duties during such time.

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
Many of the industries in which we operate are cyclical, and, accordingly, our business is subject to changes in the economy. We operate in cyclical industries. Downturns in overall economic conditions usually have a significant adverse effect on cyclical industries due to decreased demand for new and replacement products. Decreased demand could result in lower sales volumes, lower prices, and/or a decline in or loss of profits. The railcar, barge, and wind energy industries have previously experienced sharp cyclical downturns and at such times operated with a minimal backlog. The business cycles of our different operations may not typically coincide but an economic downturn could impact disparate cycles contemporaneously. In such cases, the effect of an economic downturn may magnify the adverse effect on our business.
Volatility in the global markets may adversely affect our business and operating results. Instability in the global economy, negative conditions in the global credit markets, volatility in the industries that our products serve, fluctuations in commodity prices that our customers produce and transport, changes in legislative policy, adverse changes in the availability of raw materials and supplies, or adverse changes in the financial condition of our customers could lead to customers' requests for deferred deliveries of our backlog orders. Additionally such events could result in our customers' attempts to unilaterally cancel or terminate firm contracts or orders in whole or in part resulting in contract breaches or purchase order breaches, and increased commercial litigation costs. Such occurrences could adversely affect our cash flows and results of operations.
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
Litigated disputes and other claims could increase our costs and weaken our financial condition. We are currently, and may from time to time be, involved in various claims or legal proceedings arising out of our operations. Adverse judgments and outcomes in some or all of these matters could result in significant losses and costs that could weaken our financial condition. Although we maintain reserves for our reasonably estimable liability, our reserves may be inadequate to cover our portion of claims or final judgments after taking into consideration rights in indemnity and recourse to third parties as a result of which there could be a material adverse effect on our business, operations, or overall financial condition.
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
We have potential exposure to environmental liabilities, which may increase costs and lower profitability. We are subject to comprehensive federal, state, local, and foreign environmental laws and regulations relating to: (i) the release or discharge of materials into the environment at our facilities or with respect to our products while in operation; (ii) the management, use, processing, handling, storage, transport, and disposal of hazardous and non-hazardous waste, substances, and materials; and (iii) other activities relating to the protection of human health and the environment. Such laws and regulations not only expose us to liability for our own acts, but also may expose us to liability for the acts of others or for our actions which were in compliance with all applicable laws at the time these actions were taken. In addition, such laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Our operations involving hazardous materials also raise potential risks of liability under common law.
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
In addition to environmental laws, the transportation of commodities by railcar, barge, or container raises potential risks in the event of an accident that results in the release of an environmentally sensitive substance. Generally, liability under existing laws for a derailment or other accident depends upon causation analysis and the acts, errors, or omissions, if any, of a party involved in the transportation activity, including, but not limited to, the railroad, the shipper, the buyer and seller of the substances being transported, or the manufacturer of the railcar, barge, or container, or its components. Additionally, the severity of injury or property damage arising from an incident may influence the causation responsibility analysis, exposing the Company to potentially greater liability. Under certain circumstances, strict liability concepts may apply and if we are found liable in any such incident, it could have a material adverse effect on our financial condition, business, and operations.
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
The limited number of customers in certain of our businesses, the variable purchase patterns of our customers in all of our segments, and the timing of completion, delivery, and customer acceptance of orders may cause our revenues and income from operations to vary substantially each quarter, which would result in significant fluctuations in our quarterly results. Some of the markets we serve have a limited number of customers. Customers in each of our business segments do not purchase a similar volume of products each year nor make purchases consistently from year-to-year. As a result, the order levels for our products have varied significantly from quarterly period to quarterly period in the past and may continue to vary significantly in the future. Therefore, our results of operations in any particular quarterly period may be significantly affected. As a result of these quarterly fluctuations, we believe that comparisons of our sales and operating results between quarterly periods may not be meaningful and should not be relied upon as indicators of future performance.
Our access to capital may be limited or unavailable due to deterioration of conditions in the global capital markets, weakening of macroeconomic conditions, and negative changes in our credit ratings. In general, the Company, and more specifically its leasing subsidiaries' operations, relies in large part upon banks and capital markets to fund its operations and contractual commitments and refinance existing debt. These markets can experience high levels of volatility and access to capital can be constrained for an extended period of time. In addition to conditions in the capital markets, a number of other factors could cause the Company to incur increased borrowing costs and to have greater difficulty accessing public and private markets for both secured and unsecured debt. These factors include the Company's financial performance and its credit ratings and rating outlook as determined primarily by rating agencies such as Standard & Poor's Financial Services LLC, Moody's Investors Service, Inc., and Fitch Ratings, Inc. If the Company is unable to secure financing on acceptable terms, the Company's other sources of funds, including available cash, bank facilities, and cash flow from operations may not be adequate to fund its operations and contractual commitments and refinance existing debt.
We may be unable to maintain railcar assets on lease at satisfactory lease rates. The profitability of our railcar leasing business depends on our ability to lease railcars at satisfactory lease rates, to re-lease railcars at satisfactory lease rates upon the expiration and non-renewal of existing leases, and to sell railcars in the secondary market as part of our ordinary course of business. Our ability to lease, re-lease, maintain satisfactory lease rates, or sell leased or unleased railcars profitably is dependent upon several factors, including, among others:
•the cost of and demand for leases or ownership of newer or specific-use railcar types;
•the availability in the market generally of competing used or new railcars;
•the degree of obsolescence of leased or unleased railcars, including railcars subject to regulatory obsolescence;
•the prevailing market and economic conditions, including the availability of credit, interest rates, and inflation rates;
•the market demand or governmental mandate for refurbishment; and
•the volume and nature of railcar traffic and loadings
A downturn in the industries in which our lessees operate and decreased demand for railcars could also increase our exposure to re-marketing risk because lessees may demand shorter lease terms or newer railcars, requiring us to re-market leased railcars more frequently. Furthermore, the resale market for previously leased railcars has a limited number of potential buyers. Our inability to re-lease or sell leased or unleased railcars on favorable terms could result in lower lease rates, lower lease utilization percentages, and reduced revenues and operating profit.
Fluctuations in the price and supply of raw materials and parts and components used in the production of our products could have a material adverse effect on our ability to cost-effectively manufacture and sell our products. In some instances, we rely on a limited number of suppliers for certain raw materials and parts and components needed in our production.  A significant portion of our business depends on the adequate supply of numerous specialty and other parts and components at competitive prices such as brakes, wheels, side frames, bolsters, and bearings for the railcar business, as well as flanges for the wind towers business. Our manufacturing operations partially depend on our ability to obtain timely deliveries of raw materials, parts, and components in acceptable quantities and quality from our suppliers. Certain raw materials and parts and components for our products are currently available from a limited number of suppliers and, as a result, we may have limited control over pricing, availability, and delivery schedules. If we are unable to purchase a sufficient quantity of raw materials and parts and components on a timely basis, we could face disruptions in our production and incur delays while we attempt to engage alternative suppliers. Fewer suppliers could result from unimproved or worsening economic or commercial conditions which could increase our rejections for poor quality and require us to source unknown and distant supply alternatives. Any such disruption or conditions could harm our business and adversely impact our results of operations.
Reductions in the availability of energy supplies or an increase in energy costs may increase our operating costs. We use various gases, including natural gas, at our manufacturing facilities and use diesel fuel in vehicles to transport our products to customers and to operate our plant equipment. An outbreak or escalation of hostilities between the U.S. and any foreign power and, in particular, prolonged conflicts could result in a real or perceived shortage of petroleum and/or natural gas, which could result in an increase in the cost of natural gas or energy in general. Extreme weather conditions and natural occurrences such as hurricanes, tornadoes, and floods could result in varying states of disaster and a real or perceived shortage of petroleum and/or natural gas potentially resulting in an increase in natural gas prices or general energy costs. Speculative trading in energy futures in the world markets could also result in an increase in natural gas and general energy cost. Future limitations on the availability (including limitations imposed by increased regulation or restrictions on rail, road, and pipeline transportation of energy supplies) or consumption of petroleum products and/or an increase in energy costs, particularly natural gas for plant operations and diesel fuel for vehicles and plant equipment, could have an adverse effect upon our ability to conduct our business cost effectively or in the ordinary course.
Our manufacturer's warranties expose us to product replacement and repair claims. Depending on the product, we warrant against manufacturing defects due to our workmanship and certain materials (including surface coatings, primers, sealants, and interior linings), parts, and components pursuant to express limited contractual warranties. We may be subject to significant warranty claims in the future such as multiple claims based on one defect repeated throughout our production process or claims for which the cost of repairing or replacing the defective part, component or material is highly disproportionate to the original price. These types of warranty claims could result in significant costs associated with product recalls or product repair or replacement, and damage to our reputation.
Increasing insurance claims and expenses could lower profitability and increase business risk. The nature of our business subjects us to potential liability for claims alleging property damage and personal and bodily injury or death arising from the use of or exposure to our products, especially in connection with products we manufacture that our customers install along US highways or that our customers use to transport hazardous, flammable, toxic, or explosive materials. Over the last several years, insurance carriers have raised premiums for many companies operating in our industries. As policies expire, increased premiums for renewed or new coverage may further increase our insurance expense and/or require that we increase our self-insured retention or deductibles. The Company maintains primary coverage and excess coverage policies. If the number of claims or the dollar amounts of any such claims rise in any policy year we could suffer additional costs associated with accessing our excess coverage policies. Also, an increase in the loss amounts attributable to such claims could expose us to uninsured damages if we were unable or elected not to insure against certain claims because of high premiums or other reasons. While our liability insurance coverage is at or above levels based on commercial norms in our industries, an unusually large liability claim or a string of claims coupled with an unusually large damage award could exceed our available insurance coverage. In addition, the availability of, and our ability to collect on, insurance coverage is often subject to factors beyond our control. If any of our third-party insurers fail, cancel, or refuse coverage, or otherwise are unable to provide us with adequate insurance coverage, then our overall risk exposure and our operational expenses would increase and the management of our business operations would be disrupted. Moreover, any accident or incident involving our industries in general or us or our products specifically, even if we are fully insured, contractually indemnified, or not held to be liable, could negatively affect our reputation among customers and the public, thereby making it more difficult for us to compete effectively, and could significantly affect the cost and availability of insurance in the future.
Many of our products are sold to leasing companies, contractors, distributors, and installers who may misuse, abuse, improperly install or improperly or inadequately maintain or repair such products thereby potentially exposing the Company to claims that could increase our costs and weaken our financial condition. The products we manufacture are designed to work optimally when properly assembled, operated, installed, repaired, and maintained. When this does not occur, the Company may be subjected to claims or litigation associated with personal or bodily injuries or death and property damage.
Risks related to our operations outside of the U.S., particularly Mexico, could decrease our profitability. Our operations outside of the U.S. are subject to the risks associated with cross-border business transactions and activities. Political, legal, trade, economic change or instability, criminal activities, or social unrest could limit or curtail our respective foreign business activities and operations, including the ability to hire and retain employees. Violence in Mexico associated with drug trafficking is continuing. We have not, to date, been materially affected by any of these risks, but we cannot predict the likelihood of future effects from such risks or any resulting adverse impact on our business, results of operations, or financial condition. Many items manufactured by us in Mexico are sold primarily in the U.S. and the transportation and import of such products may be disrupted. Some foreign countries where we operate have regulatory authorities that regulate railroad safety, railcar and railcar component part design, performance, and manufacture of equipment used on their railroad systems. If we fail to obtain and maintain certifications of our railcars and railcar parts and components and other products within the various foreign countries where we operate, we may be unable to market and sell our railcars, parts, and components in those countries. In addition, with respect to operations in foreign countries, unexpected changes in laws, rules, and regulatory requirements; tariffs and other trade barriers, including regulatory initiatives for buying goods produced in America; more stringent or restrictive laws, rules, and regulations relating to labor or the environment; adverse tax consequences; price exchange controls; and restrictions or regulations affecting cross-border rail and vehicular traffic could limit operations affecting production throughput and making the manufacture and distribution of our products less timely or more difficult. Furthermore, any material change in the quotas, regulations, or duties on imports imposed by the U.S. government and agencies, or on exports by the government of Mexico or its agencies, could affect our ability to export products that we manufacture in Mexico. Because we have operations outside the U.S., we could be adversely affected by final judgments of non-compliance with the U.S. Foreign Corrupt Practices Act or import/export rules and regulations and similar anti-corruption or import/export laws of other countries.
Equipment failures or extensive damage to our facilities, including as might occur as a result of natural disasters, could lead to production, delivery, or service curtailments or shutdowns, loss of revenue or higher expenses. We operate a substantial amount of equipment at our production facilities, several of which are situated in tornado and hurricane zones and on navigable waterways in the U.S. An interruption in production capabilities or maintenance and repair capabilities at our facilities, as a result of equipment failure or acts of nature, including non-navigation orders resulting from low-water conditions issued from time to time by the U.S. Army Corps of Engineers on one or more U.S. rivers that serve our facilities, could reduce or prevent our production, delivery, service, or repair of our products and increase our costs and expenses. A halt of production at any of our manufacturing facilities could severely affect delivery times to our customers. While we maintain emergency response and business recovery plans that are intended to allow us to recover from natural disasters that could disrupt our business, we cannot provide assurances that our plans would fully protect us from the effects of all such disasters. In addition, insurance may not adequately compensate us for any losses incurred as a result of natural or other disasters, which may adversely affect our financial condition. Any significant delay in deliveries not otherwise contractually mitigated by favorable force majeure provisions could result in cancellation of all or a portion of our orders, cause us to lose future sales, and negatively affect our reputation and our results of operations.
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
Violations of or changes in the regulatory requirements applicable to the industries in which we operate may increase our operating costs. Our railcar manufacturing and leasing businesses are regulated by multiple governmental regulatory agencies such as the USEPA; TC; the USDOT and the administrative agencies it oversees, including the FRA, the PHMSA, and the Research and Special Programs Administration; and industry authorities such as the AAR. All such agencies and authorities promulgate rules, regulations, specifications, and operating standards affecting railcar design, configuration, and mechanics; maintenance, and rail-related safety standards for railroad equipment, tracks, and operations, including the packaging and transportation of hazardous or toxic materials.
New regulations promulgated in 2015 pertaining to the transportation of flammable materials by rail are now in effect. These regulatory changes materially impact: the rail industry as a whole; railroad operations; older and newer tank railcars that met or exceeded prior regulatory requirements and standards; future tank railcar specifications; market decisions relative to capital investment in rail products; and the capability of the nation’s railcar manufacturing, repair and maintenance infrastructure to implement mandated modification configurations or new construction.
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
Our Construction Products Group is subject to regulation by the USDOT; the FHWA; and various state highway departments and administrative agencies. These organizations, with participation from AASHTO establish certain standards, specifications, and product testing criteria related to the manufacture of our highway products.
Our storage and distribution containers are subject to regulation by the PHMSA and the FMCSA, both agencies being part of the USDOT. These agencies promulgate and enforce rules and regulations pertaining, in part, to the manufacture of containers that are used in the storage, transportation, and distribution of regulated and non-regulated substances.
Our operations are also subject to regulation of health and safety matters by the U.S. Occupational Safety and Health Administration and the U.S. Mine Safety and Health Administration. We believe we employ appropriate precautions to protect our employees and others from workplace injuries and harmful exposure to materials handled and managed at our facilities.
Future regulatory changes or the determination that our products or processes are not in compliance with applicable requirements, rules, regulations, specifications, standards, or product testing criteria might result in additional operating expenses, administrative fines or penalties, product recalls or loss of business which could have a material adverse effect on our financial condition and operations.
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
We may be required to reduce the value of our long-lived assets and/or goodwill, which would weaken our financial results. We periodically evaluate for potential impairment the carrying values of our long-lived assets to be held and used. The carrying value of a long-lived asset to be held and used is considered impaired when the carrying value is not recoverable through undiscounted future cash flows and the fair value of the asset is less than the carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced commensurate with the estimated cost to dispose of the assets. In addition, goodwill is required to be tested for impairment annually, or on an interim basis whenever events or circumstances change indicating that the carrying amount of the goodwill might be impaired. Impairment losses related to reductions in the value of our long-lived assets or our goodwill could weaken our financial condition and results of operations.
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
Business, regulatory, and legal developments regarding climate change may affect the demand for our products or the ability of our critical suppliers to meet our needs. We have followed the current debate over climate change in general, and the related science, policy discussion, and prospective legislation. Some scientific studies have suggested that emissions of certain gases, commonly referred to as greenhouse gases (“GHGs”) and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere and other climate changes. Additionally, the potential challenges and opportunities for the Company that climate change policy and legislation may pose are reviewed. However, any such challenges or opportunities are heavily dependent on the nature and degree of climate change legislation and the extent to which it applies to our industries.
In response to an emerging scientific and political consensus, legislation and new rules to regulate emission of GHGs has been introduced in numerous state legislatures, the U.S. Congress, and by the EPA. Some of these proposals would require industries to meet stringent new standards that may require substantial reductions in carbon emissions. While Trinity cannot assess the direct impact of these or other potential regulations, it does recognize that new climate change protocols could affect the demand for its products and/or affect the price of materials, input factors, and manufactured components. Potential opportunities could include greater demand for wind towers and certain types of railcars, while potential challenges could include decreased demand for certain types of railcars or other products and higher energy costs. Other adverse consequences of climate change could include an increased frequency of severe weather events and rising sea levels that could affect operations at our manufacturing facilities, the price of insuring company assets, or other unforeseen disruptions of the Company’s operations, systems, property, or equipment. Ultimately, when or if these impacts may occur cannot be assessed until scientific analysis and legislative policy are more developed and specific legislative proposals begin to take shape.
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
Our inability to produce and disseminate relevant and/or reliable data and information pertaining to our business in an efficient, cost-effective, secure, and well-controlled fashion may have significant negative impacts on confidentiality requirements and obligations and trade secret or other proprietary needs and expectations and, therefore, our future operations, profitability, and competitive position. Management relies on information technology infrastructure and architecture, including hardware, network, software, people, and processes to provide useful and confidential information to conduct our business in the ordinary course, including correspondence and commercial data and information interchange with customers, suppliers, legal counsel, governmental agencies, and financial institution consultants, and to support assessments and conclusions about future plans and initiatives pertaining to market demands, operating performance, and competitive positioning. In addition, any material failure, interruption of service, compromised data security, or cybersecurity threat could adversely affect our relations with suppliers and customers, place us in violation of confidentiality and data protection laws, rules, and regulations, and result in negative impacts to our market share, operations, and profitability. Security breaches in our information technology could result in theft, destruction, loss, misappropriation, or release of confidential data, trade secret, or other proprietary or intellectual property that could adversely impact our future results.
Discord, conflict, and lack of compromise within and amongst the executive and legislative branches of the U.S. government relative to federal government budgeting, taxation policies, government expenditures, and U.S. borrowing/debt ceiling limits could adversely affect our business and operating results. The legislative and executive branches of the U.S. government have encountered one or more impasses or deadlocks relative to federal government budgeting, tax revenue requirements, deficit spending, and management of short and long term U.S. government borrowing, debt ratings, and debt ceiling adjustments. Continuing impasses or deadlocks could negatively impact U.S. domestic and global financial markets thereby reducing demand by our customers for our products and services and potentially result in reductions in our revenues, increased price competition, or increased operating costs, any of which could adversely affect our business results of operations and financial condition.
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
The price for our common stock is subject to volatility which may result in losses to our shareholders. During the two year period ended December 31, 2015, the closing sales price of our stock varied between a high of $50.30 per share and a low of $22.37 per share. Stock price volatility affects the price at which our common stock can be sold and could subject our stockholders to losses. The trading price of our common stock is likely to remain volatile and could fluctuate widely in response to, among other things, the risk factors described in this report and other factors including:

•	actual or anticipated variations in quarterly and annual results or operations;

•	changes in recommendations by securities analysts;

•	changes in composition and perception of the investors who own our stock and other securities;

•	changes in ratings from national rating agencies on publicly or privately owned debt securities;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the industries in which we operate;

•	actual or expected economic conditions that are perceived to affect our Company;

•	perceptions in the marketplace regarding us and/or our competitors;

•	fluctuations in prices of commodities that our customers produce and transport;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors; and

•	changes in government regulations and interpretations of those regulations.

Additionally, in the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Any such litigation could result in substantial costs and a diversion of management’s attention and resources. We cannot predict the outcome of any such litigation if it were initiated. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations. See Note 18 of the Consolidated Financial Statements for a description regarding certain shareholder class actions related to the Company's Highway Products litigation.
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

	Approximate Square Feet		Approximate Square Feet Located In
	Owned	Leased	US	Mexico	Canada
Rail Group	6,218,500	142,400	4,266,000	2,094,900	—
Construction Products Group	1,307,400	160,500	1,371,200	96,700	—
Inland Barge Group	1,011,400	81,000	1,092,400	—	—
Energy Equipment Group	2,870,100	497,300	2,531,900	752,100	83,400
Corporate Offices	231,200	—	211,000	20,200	—
	11,638,600	881,200	9,472,500	2,963,900	83,400
Our estimated weighted average production capacity utilization for the twelve month period ended December 31, 2015 is reflected by the following percentages:

Production Capacity Utilized
Rail Group	90%
Construction Products Group	60%
Inland Barge Group	80%
Energy Equipment Group	80%

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the New York Stock Exchange under the ticker symbol “TRN”. The following table shows the closing price range of our common stock by quarter for the years ended December 31, 2015 and 2014.

	Prices
Year Ended December 31, 2015	High	Low
Quarter ended March 31, 2015	$35.61	$24.77
Quarter ended June 30, 2015	36.80	26.43
Quarter ended September 30, 2015	29.79	22.67
Quarter ended December 31, 2015	27.86	22.37

Year Ended December 31, 2014	High	Low
Quarter ended March 31, 2014	$37.32	$27.08
Quarter ended June 30, 2014	43.74	33.82
Quarter ended September 30, 2014	50.30	41.56
Quarter ended December 31, 2014	43.12	26.57
Our transfer agent and registrar as of December 31, 2015 was American Stock Transfer & Trust Company.
Holders
At December 31, 2015, we had 2,001 record holders of common stock. The par value of the common stock is $0.01 per share.
Dividends
Trinity has paid 207 consecutive quarterly dividends. Quarterly dividends declared by Trinity for the years ended December 31, 2015 and 2014 are as follows:

	Year Ended December 31,
	2015	2014
Quarter ended March 31,	$0.100	$0.075
Quarter ended June 30,	0.110	0.100
Quarter ended September 30,	0.110	0.100
Quarter ended December 31,	0.110	0.100
Total	$0.430	$0.375
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
The following graph compares the Company's cumulative total stockholder return (assuming reinvestment of dividends) during the five-year period ended December 31, 2015 with an overall stock market index (New York Stock Exchange Composite Index) and the Company's peer group index (Dow Jones US Commercial Vehicles & Trucks Index). The data in the graph assumes $100 was invested on December 31, 2010.

	2010	2011	2012	2013	2014	2015
Trinity Industries, Inc.	100	114	138	213	222	193
Dow Jones US Commercial Vehicles & Trucks Index	100	88	98	117	122	92
New York Stock Exchange Composite Index	100	96	112	142	151	145

Issuer Purchases of Equity Securities N EED
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended December 31, 2015:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2015 through October 31, 2015	474	$24.58	—	$103,648,179
November 1, 2015 through November 30, 2015	837	$26.24	—	$103,648,179
December 1, 2015 through December 31, 2015	197	$24.63	—	$103,648,179
Total	1,508	$25.51	—	$103,648,179
(1) These columns include the following transactions during the three months ended December 31, 2015: (i) the surrender to the Company of 943 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and (ii) the purchase of 565 shares of common stock by the Trustee for assets held in a non-qualified employee profit-sharing plan trust.
(2) In December 2015, the Company's Board of Directors renewed its $250 million share repurchase program effective January 1, 2016 through December 31, 2017. The new program replaced the previous program which was authorized in March 2014 and expired on December 31, 2015. There were no shares purchased during the three months ended December 31, 2015. The approximate dollar value of shares that were eligible to be repurchased under such share repurchase program is shown as of the end of such month or quarter. Since the previous program was terminated on December 31, 2015, beginning on January 1, 2016, $250 million of shares are eligible for repurchase under the new program.

Item 6. Selected Financial Data.
The following financial information for the five years ended December 31, 2015 has been derived from our audited consolidated financial statements. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere herein.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in millions, except percent and per share data)
Statement of Operations Data:
Revenues	$6,392.7	$6,170.0	$4,365.3	$3,811.9	$2,938.3
Operating profit	1,438.9	1,251.0	772.9	574.8	426.8
Income from continuing operations	826.0	709.3	386.1	251.9	146.8
Gain on sale of discontinued operations, net of provision for income taxes of $-, $-, $5.4, $-, and $-	—	—	7.1	—	—
Income (loss) from discontinued operations, net of provision (benefit) for income taxes of $-, $-, $(0.8), $1.1, and $(0.4)	—	—	(0.8)	1.8	(1.1)
Net income	$826.0	$709.3	$392.4	$253.7	$145.7
Net income attributable to Trinity Industries, Inc.	$796.5	$678.2	$375.5	$255.2	$142.2
Net income attributable to Trinity Industries, Inc. per common share:
Basic:
Continuing operations	$5.14	$4.35	$2.34	$1.59	$0.89
Discontinued operations	—	—	0.04	0.01	(0.01)
	$5.14	$4.35	$2.38	$1.60	$0.88
Diluted:
Continuing operations	$5.08	$4.19	$2.34	$1.58	$0.89
Discontinued operations	—	—	0.04	0.01	(0.01)
	$5.08	$4.19	$2.38	$1.59	$0.88
Weighted average number of shares outstanding:
Basic	150.2	151.0	152.8	154.7	154.9
Diluted	152.2	156.7	152.9	155.1	155.4
Dividends declared per common share	$0.430	$0.375	$0.270	$0.210	$0.175

Balance Sheet Data:
Total assets	$8,885.9	$8,695.3	$7,274.5	$6,630.2	$6,076.2
Debt - recourse	$836.7	$823.6	$416.5	$454.4	$450.6
Debt - non-recourse	$2,358.7	$2,690.9	$2,534.4	$2,561.3	$2,476.8
Stockholders' equity	$4,048.7	$3,397.4	$2,749.1	$2,137.6	$1,948.3
Ratio of total debt to total capital	44.1%	50.8%	51.8%	58.5%	60.0%
Book value per share	$26.50	$21.83	$17.75	$13.52	$12.15
Effective December 31, 2015, the Company adopted Accounting Standards Codification ("ASC") 2015-03 requiring debt issuance costs in financial statements to be presented as a direct deduction from the related debt liability rather than as an asset. Amounts previously reported have been adjusted to reflect this change. See Note 1 of the Notes to Consolidated Financial Statements.

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
During the most recent year, an increased level of uncertainty in the macro-economic environment reduced the pace of new order volumes in certain of the Company's businesses. Over the last several years, many of our businesses benefitted from investment activity occurring in the upstream energy markets and a relatively high and stable price of oil. The extended downturn in the price of oil as well as other factors including, among others, the strong dollar and weakness across other commodity prices, has created uncertainty for our customers in their long-term capital planning processes. At the same time, demand fundamentals in the automotive, construction, petrochemical, and wind energy sectors are positive. As a result, the Company is experiencing a mixed demand environment. We continually assess our manufacturing capacity and are taking steps to align our production capacity with demand for our products.
Executive Summary
The Company’s revenues for 2015 were $6.39 billion, representing an increase of 3.6% over last year. The increase in revenues for 2015, when compared to the previous year, resulted primarily from higher shipment volumes and higher pricing on railcars delivered by our Rail Group. Revenues in our Energy Equipment Group increased primarily due to an acquisition. Revenues increased slightly for our Inland Barge Group as a result of higher shipment volumes and product mix changes. In our Leasing Group, leasing and management revenues increased by 10.7% while revenues from railcar sales owned one year or less totaled $404.9 million for the year ended December 31, 2015 compared with $486.3 million for the year ended December 31, 2014. Revenues in our Construction Products Group declined by 3.5% as higher acquisition-related revenues in our Aggregates business were more than offset by lower shipment volumes in our Highway Products business.
Operating profit for 2015 increased by 15.0% to $1.44 billion compared to $1.25 billion last year. Operating margin improved to 22.5% in 2015 from 20.3% in 2014. Overall operating profit and margin grew for the year ended December 31, 2015, when compared with the prior year, primarily due to increased volumes in our Rail and Energy Equipment Groups as well as higher leasing and management revenues and higher railcar sales in our Leasing Group during the period. Selling, engineering, and administrative expenses increased for the year ended December 31, 2015, primarily due to higher legal and litigation-related expenses as well as increased compensation costs resulting from acquisitions and higher average headcount during the year. At December 31, 2015, the Company's overall headcount, including both production and non-production personnel, decreased slightly from the end of 2014.

As of December 31, 2015 and 2014 our backlog of firm and noncancellable orders was as follows:

	December 31, 2015	December 31, 2014
	(in millions)
Rail Group
External Customers	$3,948.5	$5,204.3
Leasing Group	1,452.7	2,010.5
	$5,401.2	$7,214.8
Inland Barge Group	$416.0	$437.9
Wind towers	$371.3	$473.5
For the twelve months ended December 31, 2015, our rail manufacturing businesses received orders for 22,145 railcars. The change in backlog as of December 31, 2015 compared with our backlog as of December 31, 2014 reflects the value of orders taken and orders delivered during the year. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery as customers may alternatively choose to purchase railcars as external sales from the Rail Group. Approximately 51% of our railcar backlog is expected to be delivered during the twelve months ending December 31, 2016 with the remainder to be delivered from 2017 through 2020. Substantially all of our Inland Barge and structural wind towers backlog is expected to be delivered during the twelve months ending December 31, 2016. The Company does not report backlog from its utility structures business because certain contracts contain partial order cancellation provisions.
Capital expenditures for 2015 were $1,029.8 million with $833.8 million utilized for net lease fleet additions, net of deferred profit of $259.6 million. Manufacturing and corporate capital expenditures for 2016 are projected to be between $150.0 million and $200.0 million. For 2016, we expect the annual net cash investment in new railcars in our lease fleet to be approximately $385.0 million after considering the expected proceeds received from leased railcar sales during the year.
During the year ended December 31, 2015 and 2014, the Company received proceeds from the sale of leased railcars to Element Financial Corporation ("Element") under the strategic alliance with Element announced in December 2013 as follows:

	Year Ended December 31,
	2015	2014
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$228.6	$446.6
Railcars owned more than one year at the time of sale	294.7	235.7
Rail Group	227.5	200.4
	$750.8	$882.7
Since the inception of our alliance in December 2013, the Company has received proceeds of $1,738.5 million from the sale of leased railcars to Element. In October 2015, the Company and Element announced a $1 billion extension of the alliance through December 2019.
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
In April 2015, the TILC warehouse loan facility was increased to $1 billion and extended through April 2018. Borrowings under the facility totaled $264.3 million as of December 31, 2015. Under the renewed facility, $735.7 million was unused and available as of December 31, 2015 based on the amount of warehouse-eligible, unpledged equipment.
In May 2015, we renewed and extended our unsecured corporate revolving credit facility through May 2020, increasing the size of the facility from $425.0 million to $600.0 million. Borrowings under the credit facility bear interest at a defined index rate plus a margin and are guaranteed by certain 100%-owned subsidiaries of the Company. As of December 31, 2015, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $91.6 million, leaving $508.4 million available for borrowing.
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
In June 2015, we sold the assets of our galvanizing business for $51.3 million which included six facilities in Texas, Mississippi, and Louisiana. The assets and results of operations for this divestiture were previously included in the Construction Products Group.
In December 2015, the Company’s Board of Directors renewed its $250 million share repurchase program effective January 1, 2016 through December 31, 2017. The new program replaced the previous program which expired on December 31, 2015. Under the previous program, 3,947,320 shares were repurchased during the year ended December 31, 2015, at a cost of $115.0 million.
A current summary of the Company's Highway Products litigation is provided in Note 18 of the Consolidated Financial Statements.

Results of Operations
Years Ended December 31, 2015, 2014, and 2013
Overall Summary for Continuing Operations
Revenues

	Year Ended December 31, 2015
	Revenues			Percent Change 2015 versus 2014
	External	Intersegment	Total
	($ in millions)
Rail Group	$3,236.2	$1,225.6	$4,461.8	16.9%
Construction Products Group	520.6	12.0	532.6	(3.5)
Inland Barge Group	652.9	—	652.9	2.3
Energy Equipment Group	883.6	230.1	1,113.7	12.2
Railcar Leasing and Management Services Group	1,091.6	13.2	1,104.8	(1.2)
All Other	7.8	104.5	112.3	1.7
Segment Totals before Eliminations	6,392.7	1,585.4	7,978.1	10.4
Eliminations – Lease subsidiary	—	(1,164.4)	(1,164.4)
Eliminations – Other	—	(421.0)	(421.0)
Consolidated Total	$6,392.7	$—	$6,392.7	3.6

	Year Ended December 31, 2014
	Revenues			Percent Change 2014 versus 2013
	External	Intersegment	Total
	($ in millions)
Rail Group	$3,077.6	$739.2	$3,816.8	33.1%
Construction Products Group	546.1	5.6	551.7	5.1
Inland Barge Group	638.5	—	638.5	10.7
Energy Equipment Group	796.0	196.3	992.3	49.1
Railcar Leasing and Management Services Group	1,106.4	11.9	1,118.3	73.3
All Other	5.4	105.0	110.4	27.5
Segment Totals before Eliminations	6,170.0	1,058.0	7,228.0	34.7
Eliminations – Lease subsidiary	—	(710.1)	(710.1)
Eliminations – Other	—	(347.9)	(347.9)
Consolidated Total	$6,170.0	$—	$6,170.0	41.3

	Year Ended December 31, 2013
	Revenues
	External	Intersegment	Total
	($ in millions)
Rail Group	$2,093.5	$774.0	$2,867.5
Construction Products Group	508.6	16.4	525.0
Inland Barge Group	576.6	0.1	576.7
Energy Equipment Group	536.5	128.9	665.4
Railcar Leasing and Management Services Group	645.4	—	645.4
All Other	4.7	81.9	86.6
Segment Totals before Eliminations	4,365.3	1,001.3	5,366.6
Eliminations – Lease subsidiary	—	(756.5)	(756.5)
Eliminations – Other	—	(244.8)	(244.8)
Consolidated Total	$4,365.3	$—	$4,365.3
Our revenues for the year ended December 31, 2015, increased by 3.6% from the previous year primarily as a result of higher shipment volumes and pricing in our Rail Group partially offset by product mix changes. We also experienced overall higher volumes in our Inland Barge Group; and in our Energy Equipment Group, primarily as a result of an acquisition in 2014. Revenues from the Construction Products Group declined as a result of lower revenues from our Highway Products business partially offset by higher acquisition-related volumes in our Aggregates business. Our Leasing Group experienced lower revenues from external sales of railcars owned one year or less, partially offset by higher leasing and management revenues due to increased rental rates and net lease fleet additions.

Our revenues for the year ended December 31, 2014, increased by 41.3% from the previous year. The increase resulted primarily from higher shipment volumes and pricing due to increased overall demand and a more favorable product mix in our Rail Group combined with the effects of higher volumes in our Construction Products, Inland Barge, and Energy Equipment Groups. In addition to higher volumes, revenues from our Inland Barge Group increased as a result of favorable product mix changes while an increase in revenues from our Energy Equipment Group was primarily due to acquisitions completed in 2014. Our Leasing Group experienced higher leasing and management revenues due to increased rental rates and higher utilization as well as higher external railcar sales owned one year or less.
Operating Costs
Operating costs are comprised of cost of revenues; selling, engineering, and administrative costs; and gains or losses on property disposals.

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Rail Group	$3,530.2	$3,092.7	$2,377.8
Construction Products Group	478.1	486.3	472.4
Inland Barge Group	535.9	524.1	480.7
Energy Equipment Group	962.8	884.2	604.0
Railcar Leasing and Management Services Group	498.6	602.0	348.6
All Other	120.5	136.0	100.3
Segment Totals before Eliminations and Corporate Expenses	6,126.1	5,725.3	4,383.8
Corporate	152.6	119.0	73.4
Eliminations – Lease subsidiary	(904.8)	(577.0)	(621.1)
Eliminations – Other	(420.1)	(348.3)	(243.7)
Consolidated Total	$4,953.8	$4,919.0	$3,592.4
Operating costs for the year ended December 31, 2015 increased by 1.0% over the previous year primarily due to higher shipment levels in our Rail Group as well as acquisition-related increases in our Energy Equipment Group. Operating costs in our Leasing Group declined as a result of lower railcar sales owned one year or less during the year ended December 31, 2015 over the prior year in addition to higher gains from railcar sales owned more than one year in 2015 over the prior year. Selling, engineering, and administrative expenses increased primarily due to higher legal and litigation-related expenses as well as increased compensation costs resulting from acquisitions and higher average headcount during the year. For 2014, the 36.9% increase in operating costs over the previous year was primarily due to higher shipment levels in our manufacturing segments and higher railcar sales in our Leasing Group. Selling, engineering, and administrative expenses increased overall primarily due to higher performance-related compensation costs and higher average headcount in addition to increased legal and litigation-related expenses. As a percentage of revenue, our selling, engineering, and administrative expenses were 7.5% for 2015 as compared to 6.5% for 2014 and 6.7% for 2013.
Operating Profit (Loss)

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Rail Group	$931.6	$724.1	$489.7
Construction Products Group	54.5	65.4	52.6
Inland Barge Group	117.0	114.4	96.0
Energy Equipment Group	150.9	108.1	61.4
Railcar Leasing and Management Services Group	606.2	516.3	296.8
All Other	(8.2)	(25.6)	(13.7)
Segment Totals before Eliminations and Corporate Expenses	1,852.0	1,502.7	982.8
Corporate	(152.6)	(119.0)	(73.4)
Eliminations – Lease subsidiary	(259.6)	(133.1)	(135.4)
Eliminations – Other	(0.9)	0.4	(1.1)
Consolidated Total	$1,438.9	$1,251.0	$772.9

Our operating profit for the year ended December 31, 2015 increased by 15.0% primarily as a result of higher shipment volumes in our Rail Group and acquisition-related improvements in our Energy Equipment Group. Rail Group operating profit also increased as a result of improved pricing and higher operating efficiencies partially offset by product mix changes. Operating profit in our Leasing Group increased for the year ended December 31, 2015 over the prior year period from higher leasing and management revenues as well as higher operating profit from railcar sales. Operating profit from railcar sales in our Leasing Group totaled $275.1 million and $228.4 million for the years ended December 31, 2015 and 2014, respectively. Operating profit in our Inland Barge Group was substantially unchanged while operating profit in the Construction Products Group decreased for the year ended December 31, 2015 when compared to the prior year, as higher volumes in our Aggregates business related to an acquisition in 2015 were more than offset by lower volumes in our Highway Products business.
Our operating profit for the year ended December 31, 2014 increased by 61.9% primarily as a result of higher shipments in our manufacturing segments as well as higher railcar sales in our Leasing Group.
For a further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.
Other Income and Expense. Other income and expense is summarized in the following table:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Interest income	$(2.2)	$(1.9)	$(2.1)
Interest expense	194.7	193.4	187.3
Other, net	(5.6)	(4.6)	(2.8)
Consolidated Total	$186.9	$186.9	$182.4
Interest expense in 2015 increased $1.3 million over the prior year primarily due to the issuance of the Company's Senior Notes in September 2014, partially offset by the repayment in full of the TRL VI Promissory Notes in May 2015. Interest expense in 2014 increased $6.1 million over the prior year primarily due to the issuance of the Company's Senior Notes in September 2014.
Income Taxes. The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate on income from continuing operations:

	Year Ended December 31,
	2015	2014	2013
Statutory rate	35.0%	35.0%	35.0%
State taxes	1.2	1.4	2.1
Domestic production activities deduction	(1.4)	(2.0)	(1.4)
Noncontrolling interest in partially-owned subsidiaries	(0.8)	(1.1)	(0.9)
Changes in valuation allowances and reserves	—	0.1	(0.8)
Other, net	—	(0.1)	0.6
Effective rate	34.0%	33.3%	34.6%
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
Income from continuing operations before income taxes for the years ended December 31, 2015, 2014, and 2013 was $1,241.1 million, $1,051.4 million, and $571.2 million, respectively, for U.S. operations, and $10.9 million, $12.6 million, and $19.3 million, respectively, for foreign operations, principally Mexico. The Company provides deferred income taxes on the unrepatriated earnings of its foreign operations where it results in a deferred tax liability.
At December 31, 2015, the Company had $30.7 million of federal consolidated net operating loss carryforwards and $5.3 million of tax-effected state loss carryforwards remaining. The federal net operating loss carryforwards were acquired as part of an acquisition of a company in 2010 and are subject to limitations on the amount that can be utilized in any one tax year. The federal net operating loss carryforwards are due to expire in 2028 and 2029. We have established a valuation allowance for federal, state, and foreign tax operating losses and credits that we have estimated may not be realizable.
The IRS field work for our 2006-2008 audit cycle and our 2009-2011 audit cycle have concluded and all issues have been agreed upon by us and the IRS. The issues that were a part of the mutual agreement process, previously disclosed have been agreed. As the cycles included years in which tax refunds were issued to us, the Joint Committee on Taxation is required to review the final revenue agent report before the issues are effectively settled. For this reason, we cannot determine when the 2006-2008 or the 2009-2011 cycle will close and all issues formally settled.
Income tax payments, net of refunds, differ from the current provision primarily based on when estimated tax payments were due as compared to when the related income was earned and taxable. The Company's consolidated income tax position was a net receivable of $85.0 million and $48.3 million from federal, state, and foreign jurisdictions at December 31, 2015 and 2014, respectively. Income taxes paid, net of refunds, during the years ended December 31, 2015, 2014, and 2013 totaled $326.8 million, $399.0 million, and $110.9 million, respectively.

Segment Discussion
Rail Group

	Year Ended December 31,			Percent Change
	2015	2014	2013	2015 versus 2014	2014 versus 2013
	($ in millions)
Revenues:
Railcars	$4,301.7	$3,674.8	$2,736.7	17.1%	34.3%
Components and maintenance services	160.1	142.0	130.8	12.7	8.6
Total revenues	4,461.8	3,816.8	2,867.5	16.9	33.1

Operating costs:
Cost of revenues	3,449.4	3,027.2	2,330.8	13.9	29.9
Selling, engineering, and administrative costs	80.8	65.5	47.0	23.4	39.4
Operating profit	$931.6	$724.1	$489.7	28.7	47.9
Operating profit margin	20.9%	19.0%	17.1%
As of December 31, 2015, 2014, and 2013 our Rail Group backlog of railcars was as follows:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
External Customers	$3,948.5	$5,204.3	$4,189.6
Leasing Group	1,452.7	2,010.5	827.0
Total	$5,401.2	$7,214.8	$5,016.6
The changes in the number of railcars in the Rail Group backlog are as follows:

	Year Ended December 31,
	2015	2014	2013
Beginning balance	61,035	39,895	31,990
Orders received	22,145	51,395	32,240
Shipments	(34,295)	(30,255)	(24,335)
Ending balance	48,885	61,035	39,895

Revenues increased for the year ended December 31, 2015 by 16.9% when compared to the prior year. Approximately 75% of the increase in railcar revenue results from an increase in unit deliveries with the remainder due to improved pricing partially offset by product mix changes. Cost of revenues increased for the year ended December 31, 2015 by 13.9% when compared with the prior year primarily due to an increase in unit deliveries partially offset by greater operating efficiencies.
Revenues increased for the year ended December 31, 2014 by 33.1% when compared to 2013 with approximately 75% of the increase resulting from higher unit deliveries and the remainder of the increase due to improved pricing and product mix changes. Cost of revenues increased for the year ended December 31, 2014 by 29.9% when compared with the prior year primarily due to an increase in unit deliveries.
Unit decreases and lower prices decreased total backlog dollars by 25.1% when comparing December 31, 2015 to the prior year. The average selling price in the backlog at December 31, 2015 was 6.5% lower as compared to the previous year primarily due to product mix changes. Backlog increased when comparing 2014 versus 2013 due to unit increases and higher prices. The average selling price in the backlog at December 31, 2014 was 6.0% lower as compared to the previous year due to product mix changes. The backlog dedicated to the Leasing Group is supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery as customers may alternatively choose to purchase railcars as external sales from the Rail Group.
For the year ended December 31, 2015, railcar shipments included sales to the Leasing Group of $1,164.4 million with a deferred profit of $259.6 million, representing 8,760 railcars, compared to $710.1 million with a deferred profit of $133.1 million, representing 6,810 railcars, in the comparable period in 2014. Results for the year ended December 31, 2013, included sales to the Leasing Group of $756.5 million with a deferred profit of $135.4 million, representing 6,620 railcars. Sales to the Leasing Group and related profits are included in the operating results of the Rail Group but are eliminated in consolidation. For the years ended December 31, 2015 and 2014, railcar shipments included sales of leased railcars to third parties of $260.5 million and $243.2 million, respectively. There were no sales of leased railcars to third parties from the Rail Group during the year ended December 31, 2013.

The Leasing Group purchases a portion of our railcar production utilizing the Company's cash or alternatively, financing a portion of the purchase price through a non-recourse warehouse loan facility. Periodically, the Leasing Group refinances those borrowings through equipment financing transactions. In 2015, the Leasing Group purchased 25.5% of our railcar production compared to 22.5% in 2014.

Construction Products Group

	Year Ended December 31,			Percent Change
	2015	2014	2013	2015 versus 2014	2014 versus 2013
	($ in millions)
Revenues:
Highway products	$277.9	$317.6	$335.9	(12.5)%	(5.4)%
Aggregates	192.0	152.1	112.7	26.2	35.0
Other	62.7	82.0	76.4	(23.5)	7.3
Total revenues	532.6	551.7	525.0	(3.5)	5.1

Operating costs:
Cost of revenues	407.4	430.9	409.6	(5.5)	5.2
Selling, engineering, and administrative costs	81.0	67.8	63.3	19.5	7.1
Property disposition gains	(10.3)	(12.4)	(0.5)
Operating profit	$54.5	$65.4	$52.6	(16.7)	24.3
Operating profit margin	10.2%	11.9%	10.0%
Revenues decreased for the year ended December 31, 2015 by 3.5% compared to the same period in 2014. Higher revenues in our Aggregates business primarily related to an acquisition were more than offset by lower volumes in our Highway Products and other businesses including lower volumes from the sale of assets of our galvanizing business in June 2015. Similarly, cost of revenues decreased by 5.5% for the year ended December 31, 2015, compared to the same period in 2014 as the effects of our Aggregates acquisition were more than offset by lower volumes in our Highway Products and other businesses. Additionally, cost of revenues for the year ended December 31, 2014, included a $2.6 million gain from the settlement of certain liabilities related to Aggregates acquisitions in 2013. Selling, engineering, and administrative costs increased by 19.5% for the year ended December 31, 2015 compared to the same period in 2014 primarily due to higher legal expenses and compensation costs. The property disposition gains for the year ended December 31, 2015 primarily related to the sale of assets of our galvanizing business.
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

Inland Barge Group

	Year Ended December 31,			Percent Change
	2015	2014	2013	2015 versus 2014	2014 versus 2013
	($ in millions)
Revenues	$652.9	$638.5	$576.7	2.3%	10.7%

Operating costs:
Cost of revenues	518.3	506.6	461.5	2.3	9.8
Selling, engineering, and administrative costs	18.0	17.5	19.2	2.9	(8.9)
Property disposition gains	(0.4)	—	—
Operating profit	$117.0	$114.4	$96.0	2.3	19.2
Operating profit margin	17.9%	17.9%	16.6%
Revenues and cost of revenues increased for the year ended December 31, 2015 by 2.3% compared to the same period in 2014 primarily from higher delivery volumes of hopper barges, partially offset by lower delivery volumes of tank barges. Selling, engineering, and administrative costs increased for the year ended December 31, 2015 compared to the same period in 2014 due to higher compensation and consulting costs.
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
As of December 31, 2015, the backlog for the Inland Barge Group was $416.0 million compared to $437.9 million as of December 31, 2014. Deliveries for multi-year barge agreements are included in the backlog when specific production quantities for future years have been determined.

Energy Equipment Group

	Year Ended December 31,			Percent Change
	2015	2014	2013	2015 versus 2014	2014 versus 2013
	($ in millions)
Revenues:
Wind towers and utility structures	$611.8	$454.6	$280.1	34.6%	62.3%
Other	501.9	537.7	385.3	(6.7)	39.6
Total revenues	1,113.7	992.3	665.4	12.2	49.1

Operating costs:
Cost of revenues	879.8	810.5	559.0	8.6	45.0
Selling, engineering, and administrative costs	83.0	74.8	45.0	11.0	66.2
Property disposition gains	—	(1.1)	—
Operating profit	$150.9	$108.1	$61.4	39.6	76.1
Operating profit margin	13.5%	10.9%	9.2%
Revenues for the year ended December 31, 2015 increased by 12.2% compared to the same period in 2014. Revenues from our wind towers and utility structures product lines increased by 34.6% primarily due to an acquisition in 2014. Revenues from other product lines for the year ended December 31, 2015 decreased by 6.7% when compared to 2014 primarily as a result of changes in shipment volumes. Other revenues include results primarily from our storage and distribution containers and tank heads product lines. Cost of revenues increased by 8.6% for the year ended December 31, 2015 compared to 2014 while selling, engineering, and administrative costs increased by 11.0%. Substantially all of the increase in operating costs for the year ended December 31, 2015 was due to an acquisition.

Revenues for the year ended December 31, 2014 increased by 49.1% compared to the same period in 2013 with revenue from acquisitions completed during 2014 totaling $186.1 million and the remainder of the increase due to higher volumes. Revenues from our wind towers and utility structures product lines increased by 62.3% while other revenues increased by 39.6% for the year ended December 31, 2014. Cost of revenues increased by 45.0% for the year ended December 31, 2014 compared to 2013. Slightly less than two-thirds of the increase was due to acquisitions while the remainder of the increase was due to higher volumes. Selling, engineering, and administrative costs increased by 66.2% for the year ended December 31, 2014 compared to 2013 primarily due to acquisitions.
As of December 31, 2015, the backlog for wind towers was $371.3 million compared to $473.5 million as of December 31, 2014. The Company does not report backlog from its utility structures business because certain contracts contain partial order cancellation provisions.

Railcar Leasing and Management Services Group

	Year Ended December 31,			Percent Change
	2015	2014	2013	2015 versus 2014	2014 versus 2013
	($ in millions)
Revenues:
Leasing and management	$699.9	$632.0	$586.9	10.7%	7.7%
Sale of railcars owned one year or less at the time of sale	404.9	486.3	58.5
Total revenues	$1,104.8	$1,118.3	$645.4	(1.2)	73.3

Operating profit:
Leasing and management	$331.1	$287.9	$267.3	15.0	7.7
Railcar sales:
Railcars owned one year or less at the time of sale	109.0	136.1	9.1
Railcars owned more than one year at the time of sale	166.1	92.3	20.4
Total operating profit	$606.2	$516.3	$296.8	17.4	74.0

Operating profit margin:
Leasing and management	47.3%	45.6%	45.5%
Railcar sales	*	*	*
Total operating profit margin	54.9%	46.2%	46.0%

Selected expense information(1):
Depreciation	$142.3	$130.0	$129.0	9.5	0.8
Maintenance	$97.3	$78.9	$71.5	23.3	10.3
Rent	$41.6	$52.9	$53.3	(21.4)	(0.8)
Interest:
External	$138.8	$153.3	$153.5
Intercompany	—	—	3.8
Total interest expense	$138.8	$153.3	$157.3	(9.5)	(2.5)

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
Total revenues decreased by 1.2% for the year ended December 31, 2015 compared to 2014 due to a lower volume of railcar sales owned one year or less, partially offset by growth in leasing and management revenues. Half of the increase in leasing and management revenues was due to higher average rental rates with the remainder primarily due to net fleet additions.
Total revenues increased by 73.3% for the year ended December 31, 2014 compared to 2013 due to increased railcar sales. Forty-five percent of the increase in leasing and management revenues was due to higher average rental rates on renewals and 25% was due to net fleet additions with the remainder resulting from higher utilization and other fees.
During the year ended December 31, 2015 and 2014, the Leasing Group received proceeds from the sale of leased railcars to Element Financial Corporation ("Element") under the strategic alliance with Element announced in December 2013 as follows:

	Year Ended December 31,
	2015	2014
	(in millions)
Railcars owned one year or less at the time of sale	$228.6	$446.6
Railcars owned more than one year at the time of sale	294.7	235.7
	$523.3	$682.3
In October 2015, the Company and Element announced a $1 billion extension of the alliance through December 2019.

Operating profit increased by 17.4% for the year ended December 31, 2015 compared to 2014 due to higher profit from railcar sales and higher leasing and management operating profit. Leasing and management profit for the year ended December 31, 2015 increased due to higher average rental rates, net fleet additions, and decreased rent expense partially offset by higher depreciation and maintenance expense. In February 2015, the Leasing Group purchased all of the railcars which previously had been leased to the Company from one of the independent owner trusts. As a result of this purchase, rent expense decreased for the year ended December 31, 2015 when compared to 2014. See Note 6 to the Consolidated Financial Statements for a description of lease arrangements with the independent owner trusts.
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
Information regarding the Leasing Group’s lease fleet, owned through its wholly-owned and partially-owned subsidiaries, follows:

	December 31, 2015	December 31, 2014	December 31, 2013
Number of railcars	76,765	75,930	75,685
Average age in years	8.1	7.8	7.2
Average remaining lease term in years	3.2	3.4	3.3
Fleet utilization	97.7%	99.5%	99.5%

All Other

	Year Ended December 31,			Percent Change
	2015	2014	2013	2015 versus 2014	2014 versus 2013
	($ in millions)
Revenues	$112.3	$110.4	$86.6	1.7%	27.5%

Operating costs:
Cost of revenues	114.0	125.2	94.6	(8.9)	32.3
Selling, engineering, and administrative costs	8.5	9.4	6.0	(9.6)	56.7
Property disposition (gains)/losses	(2.0)	1.4	(0.3)
Operating loss	$(8.2)	$(25.6)	$(13.7)
Revenues were substantially unchanged for the year ended December 31, 2015 compared to 2014. The decrease in operating loss for the year ended December 31, 2015 was due to overall improved efficiency from internal logistics operations, certain reserves recorded in 2014, and gains from certain property dispositions.
Revenues increased by 27.5% for the year ended December 31, 2014 compared to 2013 due to increased revenues from our transportation company resulting from higher internal shipments. The increase in operating loss for the year ended December 31, 2014 was due to higher costs of facility maintenance activities, higher costs related to commodity hedges, and higher reserves.

Corporate

	Year Ended December 31,			Percent Change
	2015	2014	2013	2015 versus 2014	2014 versus 2013
	($ in millions)
Operating costs	$152.6	$119.0	$73.4	28.2%	62.1%
The increase in operating costs for the year ended December 31, 2015 compared to 2014 is primarily due to higher legal and litigation-related expenses as well as performance-related compensation costs and increased staffing compared to 2014.
The increase in operating costs for the year ended December 31, 2014 compared to 2013 is primarily due to higher performance-related compensation costs and increased staffing, increased legal expenses and approximately $8.7 million in one-time costs related to the acquisition of Meyer Utility Structures ("Meyer") for the year ended December 31, 2014.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for each of the last three years:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Total cash provided by (required by):
Operating activities	$939.7	$819.2	$662.2
Investing activities	(511.3)	(814.7)	(818.0)
Financing activities	(530.3)	454.9	11.3
Net increase (decrease) in cash and cash equivalents	$(101.9)	$459.4	$(144.5)
2015 compared with 2014
Operating Activities. Net cash provided by operating activities for the year ended December 31, 2015 was $939.7 million compared to net cash provided by operating activities of $819.2 million for the year ended December 31, 2014. Cash flow provided by operating activities increased primarily due to higher operating profits in 2015.
Receivables at December 31, 2015 were substantially unchanged from December 31, 2014 as a higher income tax receivable was offset by lower trade receivables in our Rail, Energy Equipment, and Construction Products Groups. Raw materials inventory at December 31, 2015 decreased by $106.8 million or 18.2% since December 31, 2014 primarily attributable to lower levels in our Rail Group from improved inventory management. Finished goods inventory at December 31, 2015 increased by $56.9 million or 30.8% since December 31, 2014 primarily due to higher inventory related to scheduled shipments in early 2016 in our Rail and Energy Equipment Groups. Accounts payable decreased by $78.6 million as a result of lower inventory levels, while accrued liabilities decreased by $169.6 million from December 31, 2014 due primarily to lower customer advances outstanding. We continually review reserves related to bad debt as well as the adequacy of lower of cost or market valuations related to accounts receivable and inventory.
Investing Activities. Net cash required by investing activities for the year ended December 31, 2015 was $511.3 million compared to $814.7 million for the year ended December 31, 2014. Capital expenditures for the year ended December 31, 2015 were $1,029.8 million, of which $833.8 million were for additions to the lease fleet. This compares to $464.6 million of capital expenditures for the same period last year, of which $245.3 million were for additions to the lease fleet. Proceeds from the sale of property, plant, and equipment and other assets totaled $522.8 million for the year ended December 31, 2015, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $514.6 million. This compares to $288.8 million for the same period in 2014, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $265.8 million. Full-year manufacturing and corporate capital expenditures for 2016 are projected to range between $150.0 million and $200.0 million. For 2016, we expect the annual net cash investment in new railcars in our lease fleet to be approximately $385.0 million after considering the expected proceeds received from leased railcar sales during the year. Net cash required related to acquisitions amounted to $46.2 million and $714.4 million for the years ended December 31, 2015 and 2014, respectively. Proceeds from business divestitures totaled $51.3 million for the year ended December 31, 2015. Short-term marketable securities for the year ended December 31, 2015 decreased $9.9 million.
Financing Activities. Net cash required by financing activities during the year ended December 31, 2015 was $530.3 million compared to $454.9 million of net cash provided by financing activities for the same period in 2014. During the year ended December 31, 2015, we retired $587.2 million in debt including $340.0 million for the full repayment of promissory notes related to one of our wholly-owned leasing subsidiaries.We borrowed $242.4 million, net of debt issuance costs, during the year ended December 31, 2015, from our TILC warehouse loan facility. During the year ended December 31, 2014, we retired $186.6 million in debt as scheduled. We borrowed $727.3 million, net of debt issuance costs, during the year ended December 31, 2014, from the issuance of $400.0 million in senior notes and, the issuance by a wholly-owned subsidiary of TRIP Holdings of $335.7 million in secured equipment notes. Also, during the year ended December 31, 2014, we received $49.6 million in equity contributions from noncontrolling interests in one of the Company's partially-owned leasing subsidiaries. Additionally, we repurchased shares of the Company’s stock under a share repurchase program as described further below. We intend to use our cash and committed credit facilities to fund the operations, expansions, and growth initiatives of the Company.
2014 compared with 2013
Operating Activities. Net cash provided by operating activities for the year ended December 31, 2014 was $819.2 million compared to $662.2 million of net cash provided by operating activities for the same period in 2013. Cash flow provided by operating activities increased primarily due to higher operating profits in 2014.
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
Investing Activities. Net cash required by investing activities for the year ended December 31, 2014 was $814.7 million compared to $818.0 million for the year ended December 31, 2013. Capital expenditures for the year ended December 31, 2014 were $464.6 million, of which $245.3 million were for additions to the lease fleet. This compares to $731.0 million of capital expenditures for the same period in 2013, of which $581.1 million were for additions to the lease fleet. Proceeds from the sale of property, plant, and equipment and other assets totaled $288.8 million for the year ended December 31, 2014, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $265.8 million. This compares to $135.3 million for the year ended December 31, 2013, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $131.6 million. Net cash required related to acquisitions amounted to $714.4 million and $73.2 million for the years ended December 31, 2014 and 2013, respectively. Short-term marketable securities for the year ended December 31, 2014 decreased $74.7 million.
Financing Activities. Net cash provided by financing activities during the year ended December 31, 2014 was $454.9 million compared to $11.3 million of net cash provided by financing activities for the year ended December 31, 2013. During the year ended December 31, 2014, we retired $186.6 million in debt as scheduled. We borrowed $727.3 million, net of debt issuance costs, during the year ended December 31, 2014, from the issuance of $400 million in senior notes and the issuance by a wholly-owned subsidiary of TRIP Holdings of $335.7 million in secured equipment notes. Also, during the year ended December 31, 2014, we received $49.6 million in equity contributions from noncontrolling interests in one of the Company's partially-owned leasing subsidiaries. During the year ended December 31, 2013, we retired $262.1 million in debt principally consisting of the repayment of the Leasing Group term loan and the TRIP Holdings senior secured notes. During the year ended December 31, 2013, we borrowed $175.0 million, net of debt issuance costs, primarily from the issuance by TRL 2012 of its 2013-1 Secured Railcar Equipment Notes. During the year ended December 31, 2013, we received proceeds of $296.7 million related to the sale of equity interests in certain partially-owned leasing subsidiaries and we received $50.0 million in equity contributions from noncontrolling interests in one of the Company's partially-owned leasing subsidiaries. During 2013, TRIP Holdings repurchased the equity interests of certain equity investors for $84.0 million. Additionally, we repurchased shares of the Company’s stock under a share repurchase program as described further below.
Other Investing and Financing Activities
During the year ended December 31, 2015 and 2014, the Company received proceeds from the sale of leased railcars to Element under the strategic alliance with Element announced in December 2013 as follows:

	Year Ended December 31,
	2015	2014
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$228.6	$446.6
Railcars owned more than one year at the time of sale	294.7	235.7
Rail Group	227.5	200.4
	$750.8	$882.7

Since the inception of our alliance, the Company has received proceeds of $1,738.5 million from the sale of leased railcars to Element. In October 2015, the Company and Element announced a $1 billion extension of the alliance through December 2019.
In March 2015, we completed the acquisition of the assets of a lightweight aggregates business in our Construction Products Group with facilities located in Louisiana, Alabama, and Arkansas for a purchase price of $46.2 million.
In April 2015, the TILC warehouse loan facility was increased to $1 billion and extended through April 2018. The loan facility, established to finance railcars owned by TILC, had $264.3 million in outstanding borrowings as of December 31, 2015. Under the renewed facility, $735.7 million was unused and available as of December 31, 2015 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 2.10% at December 31, 2015. Interest rate pricing remained unchanged under the renewed facility. Amounts outstanding at maturity, absent renewal, are payable under the renewed facility in April 2019.
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
In May 2015, we renewed and extended our unsecured corporate revolving credit facility through May 2020, increasing the size of the facility from $425.0 million to $600.0 million. As of December 31, 2015, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $91.6 million, leaving $508.4 million available for borrowing. Other than these letters of credit, there were no borrowings under our revolving credit facility as of December 31, 2015, or for the two year period then ended. Borrowings under the credit facility bear interest at a defined index rate plus a margin and are guaranteed by certain 100%-owned subsidiaries of the Company.
In December 2015, the Company’s Board of Directors renewed its $250 million share repurchase program effective January 1, 2016 through December 31, 2017. The new program replaced the previous program which expired on December 31, 2015. Under the previous program, 3,947,320 shares were repurchased during the year ended December 31, 2015, at a cost of $115.0 million.
In May 2015, the Company declared an increase in its quarterly dividend from $0.10 to $0.11 per share, reflecting a 10% increase.
In June 2015, we sold the assets of our U.S. galvanizing business for $51.3 million which included six facilities in Texas, Mississippi, and Louisiana. The assets and results of operations for this divestiture were previously included in the Construction Products Group.
During the most recent quarter, an increased level of uncertainty in the macro-economic environment reduced the pace of new order volumes in certain of the Company's businesses. Over the last several years, many of our businesses benefitted from investment activity occurring in the upstream energy markets and a relatively high and stable price of oil. The extended downturn in the price of oil as well as other factors including, among others, the strong dollar and weakness across other commodity prices, has created uncertainty for our customers in their long-term capital planning processes. At the same time, demand fundamentals in the automotive, construction, petrochemical, and wind energy sectors are positive. As a result, the Company is experiencing a mixed demand environment. We continually assess our manufacturing capacity and are taking steps to align our production capacity with demand for our products.
Equity Investment
See Note 5 of the Notes to the Consolidated Financial Statements for information about the Company's investment in partially-owned leasing subsidiaries.
Future Operating Requirements
We expect to finance future operating requirements with cash, cash equivalents, and short-term marketable securities; cash flows from operations; and, depending on market conditions, short-term debt, long-term debt, and equity. Debt instruments that the Company has utilized include its revolving credit facility, the TILC warehouse facility, senior notes, convertible subordinated notes, asset-backed securities, and sale-leaseback transactions. As of December 31, 2015, the Company had unrestricted cash, cash equivalents, and short-term marketable securities balances of $870.9 million, and $508.4 million available under its revolving credit facility. In April 2015, the TILC warehouse facility was increased to $1 billion and extended through April 2018. Under the renewed facility, $735.7 million was unused and available as of December 31, 2015 based on the amount of warehouse-eligible, unpledged equipment. The Company believes it has access to adequate capital resources to fund operating requirements and is an active participant in the capital markets.

Off Balance Sheet Arrangements
As of December 31, 2015, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $91.6 million, of which $90.3 million is expected to expire in 2016 and the remainder in 2017. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew each year. See Note 11 of the Notes to the Consolidated Financial Statements for information about our corporate revolving credit facility.
As described further in Note 18 of the Notes to the Consolidated Financial Statements, the Company posted a supersedeas bond in the amount of $686.0 million related to its Highway Products litigation. The Company obtained the supersedeas bond on an unsecured basis for an initial annual premium of $3.9 million. Additionally, at December 31, 2015 the Company has outstanding surety bonds in the amount of $66.1 million issued to support our operations and, as required under the terms of certain customer agreements, to guarantee our performance.
See Note 6 of the Notes to the Consolidated Financial Statements for information about off balance sheet arrangements with regard to our Leasing Group.

Derivative Instruments
We may use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also may use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. For derivative instruments designated as hedges, the Company formally documents the relationship between the derivative instrument and the hedged item, as well as the risk management objective and strategy for the use of the derivative instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments, or forecasted transactions. At the time a derivative instrument is entered into, and at least quarterly thereafter, the Company assesses whether the derivative instrument is effective in offsetting the changes in fair value or cash flows of the hedged item. Any change in fair value resulting in ineffectiveness, as defined by accounting standards issued by the Financial Accounting Standards Board ("FASB"), is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive loss ("AOCL") as a separate component of stockholders' equity and reclassified into earnings in the period during which the hedged transaction affects earnings. Trinity monitors its derivative positions and the credit ratings of its counterparties and does not anticipate losses due to counterparties' non-performance. See Note 3 of the Notes to Consolidated Financial Statements for discussion of how the Company valued its commodity hedges and interest rate swaps at December 31, 2015. See Note 11 of the Notes to Consolidated Financial Statements for a description of the Company's debt instruments.
Interest rate hedges

			Included in accompanying balance sheet at December 31, 2015
	Notional Amount	Interest Rate(1)	Liability	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(1.0)	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$7.9	$10.7
Open hedges:
TRIP Master Funding secured railcar equipment notes	$46.6	2.62%	$1.6	$0.7	$0.9

(1)	Weighted average fixed interest rate

	Effect on interest expense-increase/(decrease)
	Year Ended December 31,			Expected effect during next twelve months(1)
	2015	2014	2013
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$(0.3)	$(0.3)	$(0.3)	$(0.2)
Promissory notes	$1.2	$2.9	$3.1	$—
TRIP Holdings warehouse loan	$4.9	$5.1	$6.1	$4.8
Open hedges:
TRIP Master Funding secured railcar equipment notes	$1.3	$1.5	$1.8	$0.8
Promissory notes	$5.3	$15.4	$15.8	$—
(1)Based on the fair value of open hedges as of December 31, 2015
During 2005 and 2006, we entered into interest rate swap derivatives in anticipation of issuing our 2006 Secured Railcar Equipment Notes. These derivative instruments, with a notional amount of $200.0 million, were settled in 2006 and fixed the interest rate on a portion of the related debt issuance. These derivative instrument transactions are being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in AOCL through the date the related debt issuance closed in 2006. The balance is being amortized over the term of the related debt. The effect on interest expense is due to amortization of the AOCL balance.
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
In 2008, we entered into an interest rate swap derivative instrument to fix the variable Libor component of the Promissory Notes. This derivative instrument expired in May 2015 and was being accounted for as a cash flow hedge. The effect on interest expense is primarily from a result of monthly interest settlements.
Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $4.8 million of additional interest expense expected to be recognized during the twelve months following December 31, 2015. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with an initial notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The effect on interest expense is primarily a result of monthly interest settlements.
See Note 11 Debt regarding the related debt instruments.
Other Derivatives
Natural gas and diesel fuel
We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet as of December 31, 2015 for these instruments was a liability of $0.8 million. The effect of these hedges was to increase cost of revenues for the years ended December 31, 2015 and 2014 by $1.1 million and $2.3 million, respectively. The effect on operating income for the year ended December 31, 2013 was not significant.
Stock-Based Compensation
We have a stock-based compensation plan covering our employees and our Board of Directors. See Note 16 of the Notes to the Consolidated Financial Statements.
Employee Retirement Plans
As disclosed in Note 14 of the Notes to the Consolidated Financial Statements, the projected benefit obligations of the employee retirement plans exceeded the plans' assets by $22.5 million and $39.4 million as of December 31, 2015 and 2014, respectively. The change was primarily due to a 46 basis point increase in the obligation discount rate assumption partially offset by a lower return on assets. We continue to sponsor an employee savings plan under the existing 401(k) plan that covers substantially all employees and includes both a company matching contribution and an annual retirement contribution of up to 3% each of eligible compensation based on our performance, as well as a Supplemental Profit Sharing Plan. Both the annual retirement contribution and the company matching contribution are discretionary, requiring board approval, and made annually with the investment of the funds directed by the participants. Finally, with the acquisition of Meyer, the Company contributes to a multiemployer defined benefit pension plan under the terms of a collective-bargaining agreement that covers certain union-represented employees at one of Meyer's facilities.
Employer contributions for the year ending December 31, 2016 are expected to be $8.8 million for the defined benefit plans compared to $16.2 million contributed during 2015. Employer contributions to the 401(k) plans and the Supplemental Profit Sharing Plan for the year ending December 31, 2016 are expected to be $18.5 million compared to $16.3 million contributed during 2015. Employer contributions for the year ending December 31, 2016 are expected to be $2.4 million for the multiemployer plan compared to $2.5 million contributed during 2015.

Contractual Obligation and Commercial Commitments
As of December 31, 2015, we had the following contractual obligations and commercial commitments:

		Payments Due by Period
Contractual Obligations and Commercial Commitments	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
	(in millions)
Debt and capital lease obligations:
Debt:
Parent and wholly-owned subsidiaries, excluding unamortized debt discount	$1,793.7	$52.3	$103.7	$335.1	$1,302.6
Partially-owned subsidiaries	1,446.9	62.1	117.0	141.4	1,126.4
Capital lease obligations	35.8	3.5	32.3	—	—
Interest	852.8	148.5	273.2	209.6	221.5
	4,129.2	266.4	526.2	686.1	2,650.5

Operating leases:
Leasing Group	361.8	42.1	82.5	72.1	165.1
Other	25.5	8.5	10.6	3.0	3.4
Obligations for purchase of goods and services[1]	874.8	866.1	5.2	3.5	—
Other	3.2	3.2	—	—	—
Total	$5,394.5	$1,186.3	$624.5	$764.7	$2,819.0
1 Includes $744.5 million in purchase obligations for raw materials and components principally by the Rail, Inland Barge, and Energy Equipment Groups.
As of December 31, 2015 and 2014, we had $77.7 million and $73.9 million, respectively, of tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities. See Note 13 of the Notes to the Consolidated Financial Statements.

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
Goodwill
Goodwill is required to be tested for impairment annually, or on an interim basis, whenever events or circumstances change, indicating that the carrying amount of the goodwill might be impaired. The quantitative goodwill impairment test is a two-step process with step one requiring the comparison of the reporting unit's estimated fair value with the carrying amount of its net assets. If necessary, step two of the impairment test determines the amount of goodwill impairment to be recorded when the reporting unit's recorded net assets exceed its fair value. Impairment is assessed at the “reporting unit” level by applying a fair value-based test for each unit with recorded goodwill. The estimates and judgments that most significantly affect the fair value calculations are assumptions, consisting of level three inputs, related to revenue and operating profit growth, discount rates and exit multiples. Based on the Company's annual goodwill impairment test, performed at the reporting unit level as of December 31, 2015, the Company concluded that no impairment charges were determined to be necessary and that none of the reporting units evaluated was at risk of failing the first step of the goodwill impairment test. A reporting unit is considered to be at risk if its estimated fair value does not exceed the carrying value of its net assets by 10% or more. See Note 1 of the Notes to the Consolidated Financial Statements for further explanation.
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
Warranties
The Company provides warranties against materials and manufacturing defects generally ranging from one to five years depending on the product. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been asserted by customers. Second, based on historical claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. The Company provides for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assesses the adequacy of the resulting reserves on a quarterly basis. See Note 10 of the Notes to the Consolidated Financial Statements.

Insurance
We are effectively self-insured for workers' compensation claims. A third-party administrator processes all such claims. We accrue our workers' compensation liability based upon independent actuarial studies. To the extent actuarial assumptions change and claims experience rates differ from historical rates, our liability may change.
Contingencies and Litigation
The Company is involved in claims and lawsuits incidental to our business. Based on information currently available with respect to such claims and lawsuits, including information on claims and lawsuits as to which the Company is aware but for which the Company has not been served with legal process, it is management's opinion that the ultimate outcome of all such claims and litigation, including settlements, in the aggregate will not have a material adverse effect on the Company's overall financial condition for purposes of financial reporting. However, resolution of certain claims or lawsuits by settlement or otherwise, could impact the operating results of the reporting period in which such resolution occurs. See Note 18 of the Notes to the Consolidated Financial Statements for further explanation.
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
Income Taxes
The Company accounts for income taxes under the asset and liability method prescribed by ASC 740. See Note 13 of the Notes to the Consolidated Financial Statements. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases and other tax attributes using currently enacted tax rates. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the provision for income taxes in the period that includes the enactment date. Management is required to estimate the timing of the recognition of deferred tax assets and liabilities, make assumptions about the future deductibility of deferred tax assets and assess deferred tax liabilities based on enacted law and tax rates for the appropriate tax jurisdictions to determine the amount of such deferred tax assets and liabilities. Changes in the calculated deferred tax assets and liabilities may occur in certain circumstances, including statutory income tax rate changes, statutory tax law changes, or changes in the structure or tax status of the Company. The Company assesses whether a valuation allowance should be established against its deferred tax assets based on consideration of all available evidence, both positive and negative, using a more likely than not standard. This assessment considers, among other matters, the nature, frequency and severity of recent losses; a forecast of future profitability; the duration of statutory carryback and carryforward periods; the Company's experience with tax attributes expiring unused; and tax planning alternatives.
At December 31, 2015, the Company had $30.7 million of federal consolidated net operating loss carryforwards and $5.3 million of tax-effected state loss carryforwards remaining. The federal net operating loss carryforwards were acquired as part of an acquisition of a company in 2010 and are subject to limitations on the amount that can be utilized in any one tax year. The federal net operating loss carryforwards are due to expire in 2028 and 2029. We have established a valuation allowance for federal, state, and foreign tax operating losses and credits which we have estimated may not be realizable. We believe that it is more likely than not that we will be able to generate sufficient future taxable income to utilize the remaining deferred tax assets.
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
Pension assumptions are reviewed annually by outside actuaries and the Company's management. These actuarial assumptions are summarized in the following table:

	Year Ended December 31,
	2015	2014	2013
Assumptions used to determine benefit obligations at the annual measurement date were:
Obligation discount rate	4.79%	4.33%	5.22%
Compensation increase rate	4.00%	4.00%	4.00%
Assumptions used to determine net periodic benefit costs were:
Obligation discount rate	4.33%	5.22%	4.25%
Long-term rate of return on plan assets	7.00%	7.75%	7.75%
Compensation increase rate	4.00%	4.00%	4.00%
The obligation discount rate assumption is determined by deriving a single discount rate from a theoretical settlement portfolio of high quality corporate bonds sufficient to provide for the plans' projected benefit payments. The expected long-term rate of return on plan assets is an assumption reflecting the anticipated weighted average rate of earnings on the portfolio over the long-term. To arrive at this rate, estimates were developed based upon the anticipated performance of the plans' assets. The effect of a change in either of these assumptions on the net retirement cost for the year ended December 31, 2015 and on the projected benefit obligations at December 31, 2015 is summarized as follows:

	Effect on Net Retirement Cost for the Year Ended December 31, 2015	Effect on Projected Benefit Obligations at December 31, 2015
Assumptions:	Increase/(decrease) (in millions)
Obligation discount rate:
Increase of 50 basis points	$(0.8)	$(27.2)
Decrease of 50 basis points	$0.8	$30.1
Long-term rate of return on plan assets:
Increase of 50 basis points	$(2.2)	$—
Decrease of 50 basis points	$2.2	$—

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

Any forward-looking statement speaks only as of the date on which such statement is made. Trinity undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made. For a discussion of risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see Item 1A, "Risk Factors" included elsewhere herein.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our earnings could be affected by changes in interest rates due to the impact those changes have on our variable rate debt obligations, which represented 9.9% of our total debt as of December 31, 2015. If interest rates average one percentage point more in fiscal year 2016 than they did during 2015, our interest expense would increase by $2.8 million, after considering the effects of interest rate hedges. In comparison, at December 31, 2014, we estimated that if interest rates averaged one percentage point more in fiscal year 2015 than they did during 2014, our interest expense would increase by $1.4 million. The impact of an increase in interest rates was determined based on the impact of the hypothetical change in interest rates and scheduled principal payments on our variable-rate debt obligations as of December 31, 2015 and 2014. A one percentage point increase in the interest rate yield would decrease the fair value of the fixed rate debt by approximately $211.3 million. A one percentage point decrease in the interest rate yield would increase the fair value of the fixed rate debt by approximately $238.0 million.
Trinity uses derivative instruments to mitigate the impact of increases in natural gas and diesel fuel prices. Existing hedge transactions as of December 31, 2015 are based on the New York Mercantile Exchange for natural gas and heating oil. Hedge transactions are settled with the counterparty in cash. The effect of these transactions on the consolidated balance sheets was a liability of $0.8 million and $2.1 million at December 31, 2015 and 2014, respectively. The effect on the consolidated statement of operations for the year ended December 31, 2015 was operating expense of $1.1 million, and for the year ended December 31, 2014 was an operating expense of $2.3 million. Based on hedge positions at December 31, 2015 we estimate that a hypothetical 10% increase in the price of these commodities would reduce the liability and the related operating expense by $0.2 million. Similarly, a hypothetical 10% decrease in the price of these commodities would increase the liability and the related operating expense by $0.2 million.
In addition, we are subject to market risk related to our net investments in our foreign subsidiaries. The net investment in foreign subsidiaries as of December 31, 2015 was $271.1 million. The impact of such market risk exposures as a result of foreign exchange rate fluctuations has not been material to us. See Note 12 of the Notes to the Consolidated Financial Statements.

Item 8. Financial Statements

Trinity Industries, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Trinity Industries, Inc.
We have audited the accompanying consolidated balance sheets of Trinity Industries, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trinity Industries, Inc. and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trinity Industries, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 19, 2016

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2015	2014	2013
	(in millions, except per share amounts)
Revenues:
Manufacturing	$5,301.1	$5,063.6	$3,719.9
Leasing	1,091.6	1,106.4	645.4
	6,392.7	6,170.0	4,365.3
Operating costs:
Cost of revenues:
Manufacturing	4,043.9	3,975.1	2,990.9
Leasing	612.3	644.7	331.4
	4,656.2	4,619.8	3,322.3
Selling, engineering, and administrative expenses:
Manufacturing	271.4	235.0	180.4
Leasing	52.4	49.6	37.6
Other	152.6	119.0	73.3
	476.4	403.6	291.3
Gains on disposition of property:
Net gains on railcar lease fleet sales owned more than one year at the time of sale	166.1	92.3	20.4
Other	12.7	12.1	0.8
	178.8	104.4	21.2
Total operating profit	1,438.9	1,251.0	772.9
Other (income) expense:
Interest income	(2.2)	(1.9)	(2.1)
Interest expense	194.7	193.4	187.3
Other, net	(5.6)	(4.6)	(2.8)
	186.9	186.9	182.4
Income from continuing operations before income taxes	1,252.0	1,064.1	590.5
Provision (benefit) for income taxes:
Current	309.4	360.6	158.6
Deferred	116.6	(5.8)	45.8
	426.0	354.8	204.4
Net income from continuing operations	826.0	709.3	386.1
Discontinued operations:
Gain on sale of discontinued operations, net of provision for income taxes of $-, $-, and $5.4	—	—	7.1
Loss from discontinued operations, net of benefit for income taxes of $-, $-, and $(0.8)	—	—	(0.8)
Net income	826.0	709.3	392.4
Net income attributable to noncontrolling interest	29.5	31.1	16.9
Net income attributable to Trinity Industries, Inc.	$796.5	$678.2	$375.5
Net income attributable to Trinity Industries, Inc. per common share:
Basic:
Continuing operations	$5.14	$4.35	$2.34
Discontinued operations	—	—	0.04
	$5.14	$4.35	$2.38
Diluted:
Continuing operations	$5.08	$4.19	$2.34
Discontinued operations	—	—	0.04
	$5.08	$4.19	$2.38
Weighted average number of shares outstanding:
Basic	150.2	151.0	152.8
Diluted	152.2	156.7	152.9
Dividends declared per common share	$0.430	$0.375	$0.270
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Net income	$826.0	$709.3	$392.4
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains/(losses) arising during the period, net of tax expense/ (benefit) of $(0.2), $(0.6), and $0.8	(0.7)	(1.2)	0.8
Reclassification adjustments for losses included in net income, net of tax benefit of $3.4, $8.4, and $8.7	9.0	16.0	18.1
Currency translation adjustment	(6.0)	(2.0)	—
Defined benefit plans:
Unrealized gains/(losses) arising during the period, net of tax expense/ (benefit) of $(3.4), $(26.7), and $31.0	(6.0)	(45.1)	52.7
Amortization of net actuarial losses, net of tax benefit of $1.8, $0.8, and $1.9	3.2	1.3	3.1
	(0.5)	(31.0)	74.7
Comprehensive income	825.5	678.3	467.1
Less: comprehensive income attributable to noncontrolling interest	32.5	34.1	21.1
Comprehensive income attributable to Trinity Industries, Inc.	$793.0	$644.2	$446.0
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2015	December 31, 2014
	(in millions)
ASSETS
Cash and cash equivalents	$786.0	$887.9
Short-term marketable securities	84.9	75.0
Receivables, net of allowance for doubtful accounts of $11.1 and $4.5	369.9	405.3
Income tax receivable	94.9	58.6
Inventories:
Raw materials and supplies	478.6	585.4
Work in process	222.8	298.2
Finished goods	241.7	184.8
	943.1	1,068.4
Restricted cash, including partially-owned subsidiaries of $89.9 and $91.9	195.8	234.7
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $2,078.9 and $2,073.6	7,145.4	6,586.0
Less accumulated depreciation, including partially-owned subsidiaries of $412.5 and $356.2	(1,797.4)	(1,683.1)
	5,348.0	4,902.9
Goodwill	753.8	773.2
Other assets	309.5	289.3
	$8,885.9	$8,695.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$216.8	$295.4
Accrued liabilities	529.6	709.6
Debt:
Recourse, net of unamortized discount of $44.2 and $60.0	836.7	823.6
Non-recourse:
Wholly-owned subsidiaries	928.7	1,194.0
Partially-owned subsidiaries	1,430.0	1,496.9
	3,195.4	3,514.5
Deferred income	27.1	36.4
Deferred income taxes	752.2	632.6
Other liabilities	116.1	109.4
	4,837.2	5,297.9
Stockholders’ equity:
Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – shares authorized at December 31, 2015 - 400.0; at December 31, 2014 - 200.0; shares issued and outstanding at December 31, 2015 – 152.9; at December 31, 2014 – 155.7	1.5	155.7
Capital in excess of par value	548.5	463.2
Retained earnings	3,220.3	2,489.9
Accumulated other comprehensive loss	(115.4)	(111.9)
Treasury stock – shares at December 31, 2015 – 0.1; at December 31, 2014 – 0.1	(1.0)	(1.0)
	3,653.9	2,995.9
Noncontrolling interest	394.8	401.5
	4,048.7	3,397.4
	$8,885.9	$8,695.3
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Operating activities:
Net income	$826.0	$709.3	$392.4
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations	—	—	(6.3)
Depreciation and amortization	266.4	244.6	211.5
Stock-based compensation expense	61.1	53.3	44.5
Excess tax benefits from stock-based compensation	(13.3)	(24.4)	(8.5)
Provision (benefit) for deferred income taxes	116.6	(5.8)	45.8
Net gains on railcar lease fleet sales owned more than one year at the time of sale	(166.1)	(92.3)	(20.4)
Gains on disposition of property and other assets	(12.7)	(12.1)	(0.8)
Non-cash interest expense	30.1	30.7	30.8
Other	(2.5)	(4.5)	(6.4)
Changes in assets and liabilities:
(Increase) decrease in receivables	(0.8)	(56.4)	17.2
(Increase) decrease in inventories	128.5	(186.3)	(95.6)
(Increase) decrease in restricted cash	(9.4)	25.0	(25.0)
(Increase) decrease in other assets	(40.9)	(8.3)	(29.1)
Increase (decrease) in accounts payable	(78.6)	60.7	29.0
Increase (decrease) in accrued liabilities	(169.6)	82.1	72.4
Increase (decrease) in other liabilities	4.9	2.6	8.2
Net cash provided by operating activities - continuing operations	939.7	818.2	659.7
Net cash provided by operating activities - discontinued operations	—	1.0	2.5
Net cash provided by operating activities	939.7	819.2	662.2
Investing activities:
(Increase) decrease in short-term marketable securities	(9.9)	74.7	(149.7)
Proceeds from railcar lease fleet sales owned more than one year at the time of sale	514.6	265.8	131.6
Proceeds from disposition of property and other assets	8.2	23.0	3.7
Capital expenditures – leasing, net of sold lease fleet railcars owned one year or less with a net cost of $295.9, $350.2 and $49.4	(833.8)	(245.3)	(581.1)
Capital expenditures – manufacturing and other	(196.0)	(219.3)	(149.9)
Acquisitions, net of cash acquired	(46.2)	(714.4)	(73.2)
Divestitures	51.3	—	—
Other	0.5	0.8	—
Net cash required by investing activities - continuing operations	(511.3)	(814.7)	(818.6)
Net cash provided by investing activities - discontinued operations	—	—	0.6
Net cash required by investing activities	(511.3)	(814.7)	(818.0)
Financing activities:
Proceeds from issuance of common stock, net	0.3	0.6	2.5
Excess tax benefits from stock-based compensation	13.3	24.4	8.5
Payments to retire debt	(587.2)	(186.6)	(262.1)
Proceeds from issuance of debt	242.4	727.3	175.0
(Increase) decrease in restricted cash	48.3	1.0	(12.5)
Shares repurchased	(115.0)	(36.5)	(103.2)
Dividends paid to common shareholders	(64.9)	(54.4)	(39.3)
Purchase of shares to satisfy employee tax on vested stock	(27.5)	(38.3)	(9.6)
Proceeds from sale of interests in partially-owned leasing subsidiaries	—	—	296.7
Repurchase of noncontrolling interests in partially-owned leasing subsidiary	—	—	(84.0)
Contributions from noncontrolling interest	—	49.6	50.0
Distributions to noncontrolling interest	(39.2)	(28.2)	(10.0)
Other	(0.8)	(2.5)	0.8
Net cash provided (required) by financing activities - continuing operations	(530.3)	456.4	12.8
Net cash provided (required) by financing activities - discontinued operations	—	(1.5)	(1.5)
Net cash provided (required) by financing activities	(530.3)	454.9	11.3
Net increase (decrease) in cash and cash equivalents	(101.9)	459.4	(144.5)
Cash and cash equivalents at beginning of period	887.9	428.5	573.0
Cash and cash equivalents at end of period	$786.0	$887.9	$428.5
Interest paid for the years ended December 31, 2015, 2014, and 2013 was $164.3 million, $158.3 million, and $163.6 million, respectively. Income tax payments, net of refunds, for the years ended December 31, 2015, 2014, and 2013 were $326.8 million, $399.0 million, and $110.9 million, respectively.
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock					Treasury Stock
	Shares	$0.01 Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	(in millions, except par value)
Balances at December 31, 2012	81.7	$81.7	$652.6	$1,536.7	$(150.1)	(2.6)	$(67.9)	$2,053.0	$84.6	$2,137.6
Net income	—	—	—	375.5	—	—	—	375.5	16.9	392.4
Other comprehensive income	—	—	—	—	70.5	—	—	70.5	4.2	74.7
Cash dividends on common stock	—	—	—	(42.2)	—	—	—	(42.2)	—	(42.2)
Restricted shares, net	—	—	23.3	—	—	0.7	13.8	37.1	—	37.1
Shares repurchased	—	—	—	—	—	(2.5)	(108.2)	(108.2)	—	(108.2)
Stock options exercised	—	—	(2.0)	—	—	0.1	4.3	2.3	—	2.3
Excess tax benefits from stock-based compensation	—	—	8.7	—	—	—	—	8.7	—	8.7
Repurchase of interests in partially-owned leasing subsidiary	—	—	11.8	—	(11.8)	—	—	—	(84.2)	(84.2)
Sale of interests in partially-owned leasing subsidiaries	—	—	(7.3)	—	13.2	—	—	5.9	285.4	291.3
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	50.0	50.0
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(9.9)	(9.9)
Other	—	—	(0.5)	—	—	—	—	(0.5)	—	(0.5)
Balances at December 31, 2013	81.7	$81.7	$686.6	$1,870.0	$(78.2)	(4.3)	$(158.0)	$2,402.1	$347.0	$2,749.1
Net income	—	—	—	678.2	—	—	—	678.2	31.1	709.3
Other comprehensive income (loss)	—	—	—	—	(34.0)	—	—	(34.0)	3.0	(31.0)
Cash dividends on common stock	—	—	—	(58.3)	—	—	—	(58.3)	—	(58.3)
Restricted shares, net	0.1	0.1	29.8	—	—	0.6	(15.0)	14.9	—	14.9
Shares repurchased	—	—	—	—	—	(0.6)	(31.5)	(31.5)	—	(31.5)
Stock options exercised	0.1	0.1	(0.1)	—	—	0.1	0.6	0.6	—	0.6
Excess tax benefits from stock-based compensation	—	—	24.2	—	—	—	—	24.2	—	24.2
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	49.6	49.6
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(28.2)	(28.2)
Retirement of treasury stock	(4.2)	(4.2)	(198.9)	—	—	4.2	203.1	—	—	—
Stock split	78.0	78.0	(78.0)	—	—	—	—	—	—	—
Other	—	—	(0.4)	—	0.3	(0.1)	(0.2)	(0.3)	(1.0)	(1.3)
Balances at December 31, 2014	155.7	$155.7	$463.2	$2,489.9	$(111.9)	(0.1)	$(1.0)	$2,995.9	$401.5	$3,397.4
Net income	—	—	—	796.5	—	—	—	796.5	29.5	826.0
Other comprehensive income (loss)	—	—	—	—	(3.5)	—	—	(3.5)	3.0	(0.5)
Cash dividends on common stock	—	—	—	(66.1)	—	—	—	(66.1)	—	(66.1)
Restricted shares, net	2.1	—	64.4	—	—	(1.1)	(30.8)	33.6	—	33.6
Shares repurchased	—	—	—	—	—	(3.9)	(115.0)	(115.0)	—	(115.0)
Stock options exercised	0.1	—	0.4	—	—	—	—	0.4	—	0.4
Excess tax benefits from stock-based compensation	—	—	12.1	—	—	—	—	12.1	—	12.1
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(39.2)	(39.2)
Retirement of treasury stock	(5.0)	—	(145.8)	—	—	5.0	145.8	—	—	—
Change in par value of common stock	—	(154.2)	154.2	—	—	—	—	—	—	—
Balances at December 31, 2015	152.9	$1.5	$548.5	$3,220.3	$(115.4)	(0.1)	$(1.0)	$3,653.9	$394.8	$4,048.7
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
Stockholders' Equity
On May 5, 2014, the Company's Board of Directors authorized a 2-for-1 stock split on its common shares in the form of a 100% stock dividend. The additional shares were distributed on June 19, 2014, to shareholders of record at the close of business on June 5, 2014. The stock split is reflected in the consolidated statement of stockholders' equity by the reclassification of $78.0 million from "Capital in Excess of Par Value" to "Common Stock" representing the par value of the additional shares issued.
In December 2015, the Company’s Board of Directors renewed its $250 million share repurchase program effective January 1, 2016 through December 31, 2017. The new program replaced the previous program which expired on December 31, 2015. Under the previous program, 3,947,320 shares were repurchased during the year ended December 31, 2015, at a cost of $115.0 million. During the year ended December 31, 2014, the Company repurchased 747,246 shares at a cost of $31.5 million.
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
Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments including restricted cash, short-term marketable securities, and receivables. The Company places its cash investments and short-term marketable securities in bank deposits and investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer. Concentrations of credit risk with respect to receivables are limited due to control procedures that monitor the credit worthiness of customers, the large number of customers in the Company's customer base, and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance for doubtful accounts based upon the expected collectibility of all receivables. Receivable balances determined to be uncollectible are charged against the allowance. The carrying values of cash, short-term marketable securities (using level two inputs), receivables, and accounts payable are considered to be representative of their respective fair values.
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
Long-lived Assets
The Company periodically evaluates the carrying value of long-lived assets to be held and used for potential impairment. The carrying value of long-lived assets to be held and used is considered impaired only when their carrying value is not recoverable through undiscounted future cash flows and the fair value of the assets is less than their carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced by the estimated cost to dispose of the assets. Based on the Company's evaluations, no impairment charges were determined to be necessary as of December 31, 2015 and 2014.
Goodwill and Intangible Assets
Goodwill is required to be tested for impairment annually, or on an interim basis whenever events or circumstances change, indicating that the carrying amount of the goodwill might be impaired. The quantitative goodwill impairment test is a two-step process with step one requiring the comparison of the reporting unit's estimated fair value with the carrying amount of its net assets. If necessary, step two of the impairment test determines the amount of goodwill impairment to be recorded when the reporting unit's recorded net assets exceed its fair value. Impairment is assessed at the “reporting unit” level by applying a fair value-based test for each unit with recorded goodwill. The estimates and judgments that most significantly affect the fair value calculations are assumptions, consisting of level three inputs, related to revenue and operating profit growth, discount rates and exit multiples. As of December 31, 2015 and 2014, the Company's annual impairment test of goodwill was completed at the reporting unit level and no impairment charges were determined to be necessary.
The net book value of intangible assets totaled $86.9 million as of December 31, 2015, and included intangible assets with defined useful lives of $50.3 million. Intangible assets with defined useful lives are amortized over their estimated useful lives ranging from 1 to 20 years and were also evaluated for potential impairment as of December 31, 2015 and 2014.
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
Foreign Currency Translation
Certain operations outside the United States prepare financial statements in currencies other than the United States dollar. The income statement amounts are translated at average exchange rates for the year, while the assets and liabilities are translated at year-end exchange rates. Translation adjustments are accumulated as a separate component of stockholders' equity and other comprehensive income. The functional currency of our Mexico operations is considered to be the United States dollar. The functional currency of our Canadian operations is considered to be the Canadian dollar.

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
In February 2015, the FASB issued Accounting Standards Update No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis" ("ASU 2015-02") which updates the considerations on whether an entity should consolidate certain legal entities. The update removes the indefinite deferral of specialized guidance for certain investment funds and changes the way that entities evaluate limited partnerships and fees paid to service providers in the consolidation determination. ASU 2015-02 became effective for public companies during interim and annual reporting periods beginning after December 15, 2015 with early adoption permitted. Accordingly, the Company adopted this new standard on January 1, 2016.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03") which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 became effective for public companies during interim and annual reporting periods beginning after December 15, 2015 with early adoption permitted. The Company adopted this new standard as of December 31, 2015. Amounts previously reported have been adjusted to reflect this change.
In September 2015, the FASB issued Accounting Standards Update No. 2015-16, “Simplifying the Accounting for Measurement Period Adjustments” (“ASU 2015-16”) which requires that adjustments to provisional amounts identified during the measurement period of a business combination be recognized in the reporting period in which those adjustments are determined, including the effect on earnings, if any, calculated as if the accounting had been completed at the acquisition date. This eliminates the previous requirement to retrospectively account for such adjustments. ASU 2015-16 also requires additional disclosures related to the income statement effects of adjustments to provisional amounts identified during the measurement period. ASU 2015-16 became effective for public companies during interim and annual reporting periods beginning after December 15, 2015 with early adoption permitted. Accordingly, the Company adopted this new standard on January 1, 2016.
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

Note 2. Acquisitions and Divestitures
The Company's acquisition and divestiture activities are summarized below:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Acquisitions:
Purchase price	$46.2	$720.9	$125.2
Net cash paid	$46.2	$714.4	$73.2
Goodwill recorded	$—	$495.0	$37.0

Divestitures:
Proceeds	$51.3	$—	$35.6
Gain recognized	$8.3	$—	$12.5
Goodwill charged off	$17.3	$—	$4.8

In March 2015, we completed the acquisition of the assets of a lightweight aggregates business in our Construction Products Group with facilities located in Louisiana, Alabama, and Arkansas. As of December 31, 2015, the acquisition was recorded based on a preliminary valuation of the acquired assets and liabilities at their acquisition date fair value using level three inputs. Such assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level. See Note 3 Fair Value Accounting for a discussion of inputs in determining fair value. The revenue and operating profit of the acquisition were not significant to the Company's consolidated statement of operations for the years end December 31, 2015 and 2014.
In June 2015, we sold the assets of our galvanizing business which included six facilities in Texas, Mississippi, and Louisiana, recognizing a gain of $8.3 million which is included in other gains on dispositions of property in the accompanying consolidated statements of operations. The assets and results of operations for this divestiture were included in the Construction Products Group.
Acquisition of Meyer Steel Structures
In August 2014, Trinity acquired the assets of Meyer Steel Structures ("Meyer"). Meyer is one of North America's leading providers of tubular steel structures for electricity transmission and distribution and is included in the Company's Energy Equipment Group. For the year ended December 31, 2014, the Company incurred $8.7 million in acquisition-related transaction costs which have been expensed in our Corporate segment and $1.5 million in non-recurring additional state income tax expense included in our consolidated provision for income taxes. The following table represents our final purchase price allocation using level three inputs (in millions):

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

Based on our final valuation, other assets include intangibles arising from the Meyer acquisition as follows:

	December 31, 2015	Weighted average useful life
	(in millions)
Customer relationships	$35.3	10.5 years
Trademarks/trade names	34.1	Indefinite
Technology	5.6	5.0 years
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

	Year Ended December 31, 2014	Year Ended December 31, 2013
	(in millions)
Revenues	$6,369.8	$4,830.8
Operating profit	$1,274.4	$834.1
The aggregate purchase price related to our acquisition activity for the years ended December 31, 2015, 2014, and 2013 by segment follows:

	Year ended December 31,
	2015	2014	2013
	(in millions)
Rail Group	$—	$—	$23.1
Construction Products Group	46.2	6.1	74.2
Energy Equipment Group	—	714.8	27.9
	$46.2	$720.9	$125.2

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
Condensed results of operations for the ready-mix concrete operations for the years ended December 31, 2015, 2014, and 2013 are as follows:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Revenues	$—	$—	$31.6

Loss from discontinued operations before income taxes	$—	$—	$(1.6)
Benefit for income taxes	—	—	(0.8)
Net loss from discontinued operations	$—	$—	$(0.8)

Note 3. Fair Value Accounting
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents	$174.0	$—	$—	$174.0
Restricted cash	195.8	—	—	195.8
Total assets	$369.8	$—	$—	$369.8

Liabilities:
Interest rate hedge:(1)
Partially-owned subsidiaries	$—	$1.6	$—	$1.6
Fuel derivative instruments(1)	—	0.8	—	0.8
Total liabilities	$—	$2.4	$—	$2.4

	Fair Value Measurement as of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents	$415.2	$—	$—	$415.2
Restricted cash	234.7	—	—	234.7
Total assets	$649.9	$—	$—	$649.9

Liabilities:
Interest rate hedges:(1)
Wholly-owned subsidiaries	$—	$6.4	$—	$6.4
Partially-owned subsidiaries	—	2.0	—	2.0
Fuel derivative instruments(1)	—	2.1	—	2.1
Total liabilities	$—	$10.5	$—	$10.5
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
The carrying amounts and estimated fair values of our long-term debt are as follows:

	December 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Recourse:
Senior notes	$399.6	$370.3	$399.6	$387.0
Convertible subordinated notes	449.4	534.8	449.5	593.9
Less: unamortized discount	(43.8)		(59.6)
	405.6		389.9
Capital lease obligations	35.8	35.8	39.1	39.1
Other	0.5	0.5	0.7	0.7
	841.5	941.4	829.3	1,020.7
Less: unamortized debt issuance costs	(4.8)		(5.7)
	836.7		823.6
Non-recourse:
2006 secured railcar equipment notes	204.1	218.2	223.0	245.6
Promissory notes	—	—	363.9	362.7
2009 secured railcar equipment notes	179.2	207.2	188.8	227.7
2010 secured railcar equipment notes	296.2	314.2	311.5	344.0
TILC warehouse facility	264.3	264.3	120.6	120.6
TRL 2012 secured railcar equipment notes (RIV 2013)	449.1	436.9	472.2	470.3
TRIP Master Funding secured railcar equipment notes (TRIP Holdings)	997.8	1,039.5	1,043.7	1,121.4
	2,390.7	2,480.3	2,723.7	2,892.3
Less: unamortized debt issuance costs	(32.0)		(32.8)
	2,358.7		2,690.9
Total	$3,195.4	$3,421.7	$3,514.5	$3,913.0
The estimated fair value of our senior notes and convertible subordinated notes were based on a quoted market price in a market with little activity as of December 31, 2015 and 2014, respectively (Level 2 input). The estimated fair values of our 2006, 2009, 2010, and 2012 secured railcar equipment notes, promissory notes, and TRIP Rail Master Funding LLC (“TRIP Master Funding”) secured railcar equipment notes are based on our estimate of their fair value as of December 31, 2015 and 2014, respectively. These values were determined by discounting their future cash flows at the current market interest rate (Level 3 inputs). The carrying value of our Trinity Industries Leasing Company (“TILC”) warehouse facility approximates fair value because the interest rate adjusts to the market interest rate (Level 3 input). The fair values of all other financial instruments are estimated to approximate carrying value. See Note 11 Debt for a description of the Company's long-term debt.

Note 4. Segment Information
The Company reports operating results in five principal business segments: (1) the Rail Group, which manufactures and sells railcars and related parts, components, and maintenance services; (2) the Construction Products Group, which manufactures and sells highway products and other primarily-steel products and services for infrastructure-related projects, and produces and sells aggregates; (3) the Inland Barge Group, which manufactures and sells barges and related products for inland waterway services; (4) the Energy Equipment Group, which manufactures and sells products for energy-related businesses, including structural wind towers, steel utility structures for electricity transmission and distribution, storage and distribution containers, and tank heads for pressure and non-pressure vessels; and (5) the Railcar Leasing and Management Services Group (“Leasing Group”), which owns and operates a fleet of railcars as well as provides third-party fleet leasing, management, maintenance, and administrative services. The segment All Other includes our captive insurance and transportation companies; legal, environmental, and maintenance costs associated with non-operating facilities; and other peripheral businesses. Gains and losses from the sale of property, plant, and equipment related to manufacturing and dedicated to the specific manufacturing operations of a particular segment are included in the operating profit of that respective segment. Gains and losses from the sale of property, plant, and equipment that can be utilized by multiple segments are included in operating profit of the All Other segment.
Sales and related net profits ("deferred profit") from the Rail Group to the Leasing Group are recorded in the Rail Group and eliminated in consolidation and reflected in the "Eliminations - Lease subsidiary" line in the table below. Sales between these groups are recorded at prices comparable to those charged to external customers, taking into consideration quantity, features, and production demand. Amortization of deferred profit on railcars sold to the Leasing Group is included in the operating profit of the Leasing Group, resulting in the recognition of depreciation expense based on the Company's original manufacturing cost of the railcars. Sales of railcars from the lease fleet are included in the Leasing Group, with related gains and losses computed based on the net book value of the original manufacturing cost of the railcars.
Asset balances previously reported have been adjusted to reflect the adoption of ASU 2015-03 requiring debt issuance costs in financial statements to be presented as a direct deduction from the related debt liability rather than as an asset. See Note 1 Summary of Significant Accounting Policies.

The financial information from continuing operations for these segments is shown in the tables below. We operate principally in North America.

Year Ended December 31, 2015

	Revenues			Operating Profit (Loss)	Assets	Depreciation & Amortization	Capital Expenditures
	External	Intersegment	Total
	(in millions)
Rail Group	$3,236.2	$1,225.6	$4,461.8	$931.6	$1,245.3	$38.8	$84.0
Construction Products Group	520.6	12.0	532.6	54.5	445.1	24.1	28.1
Inland Barge Group	652.9	—	652.9	117.0	157.7	10.5	5.8
Energy Equipment Group	883.6	230.1	1,113.7	150.9	1,118.3	38.2	53.5
Railcar Leasing and Management Services Group	1,091.6	13.2	1,104.8	606.2	5,358.2	142.3	833.8
All Other	7.8	104.5	112.3	(8.2)	64.2	4.8	9.8
Segment Totals before Eliminations and Corporate	6,392.7	1,585.4	7,978.1	1,852.0	8,388.8	258.7	1,015.0
Corporate	—	—	—	(152.6)	1,175.6	7.8	14.8
Eliminations – Lease subsidiary	—	(1,164.4)	(1,164.4)	(259.6)	(673.0)	—	—
Eliminations – Other	—	(421.0)	(421.0)	(0.9)	(5.5)	(0.1)	—
Consolidated Total	$6,392.7	$—	$6,392.7	$1,438.9	$8,885.9	$266.4	$1,029.8

Year Ended December 31, 2014

	Revenues			Operating Profit (Loss)	Assets	Depreciation & Amortization	Capital Expenditures
	External	Intersegment	Total
	(in millions)
Rail Group	$3,077.6	$739.2	$3,816.8	$724.1	$1,322.4	$32.7	$98.3
Construction Products Group	546.1	5.6	551.7	65.4	459.3	22.7	37.1
Inland Barge Group	638.5	—	638.5	114.4	177.1	9.3	9.7
Energy Equipment Group	796.0	196.3	992.3	108.1	1,160.0	33.0	56.0
Railcar Leasing and Management Services Group	1,106.4	11.9	1,118.3	516.3	4,939.1	130.0	245.3
All Other	5.4	105.0	110.4	(25.6)	56.3	9.6	9.3
Segment Totals before Eliminations and Corporate	6,170.0	1,058.0	7,228.0	1,502.7	8,114.2	237.3	455.7
Corporate	—	—	—	(119.0)	1,141.6	7.4	8.9
Eliminations – Lease subsidiary	—	(710.1)	(710.1)	(133.1)	(557.2)	—	—
Eliminations – Other	—	(347.9)	(347.9)	0.4	(3.3)	(0.1)	—
Consolidated Total	$6,170.0	$—	$6,170.0	$1,251.0	$8,695.3	$244.6	$464.6

Year Ended December 31, 2013

	Revenues			Operating Profit (Loss)	Assets	Depreciation & Amortization	Capital Expenditures
	External	Intersegment	Total
	(in millions)
Rail Group	$2,093.5	$774.0	$2,867.5	$489.7	$1,063.9	$27.2	$42.4
Construction Products Group	508.6	16.4	525.0	52.6	464.6	20.9	17.1
Inland Barge Group	576.6	0.1	576.7	96.0	170.3	8.1	18.4
Energy Equipment Group	536.5	128.9	665.4	61.4	359.6	18.2	41.5
Railcar Leasing and Management Services Group	645.4	—	645.4	296.8	4,990.3	129.0	581.1
All Other	4.7	81.9	86.6	(13.7)	49.8	3.7	4.4
Segment Totals before Eliminations and Corporate	4,365.3	1,001.3	5,366.6	982.8	7,098.5	207.1	704.9
Corporate	—	—	—	(73.4)	728.7	4.5	26.1
Eliminations – Lease subsidiary	—	(756.5)	(756.5)	(135.4)	(549.7)	—	—
Eliminations – Other	—	(244.8)	(244.8)	(1.1)	(3.0)	(0.1)	—
Consolidated Total	$4,365.3	$—	$4,365.3	$772.9	$7,274.5	$211.5	$731.0

Corporate assets are composed of cash and cash equivalents, short-term marketable securities, notes receivable, certain property, plant, and equipment, and other assets. Capital expenditures do not include business acquisitions.
Revenues and operating profit for our Mexico operations for the years ended December 31, 2015, 2014, and 2013 are presented below. Our Canadian operations were not significant in relation to the consolidated financial statements.

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Mexico:
Revenues:
External	$106.0	$130.4	$133.5
Intercompany	230.6	217.6	158.5
	$336.6	$348.0	$292.0

Operating profit	$77.1	$16.8	$4.0
Total assets and long-lived assets for our Mexico operations as of December 31, 2015 and 2014 are presented below:

	Total Assets		Long-Lived Assets
	December 31,
	2015	2014	2015	2014
	(in millions)
Mexico	$318.5	$339.0	$207.5	$189.4

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
At December 31, 2015, the Company's carrying value of its investment in TRIP Holdings and RIV 2013 totaled $224.4 million representing the Company's weighted average 39% ownership interest. The remaining 61% weighted average interest is owned by third-party investor-owned funds. The Company's investments in its partially-owned leasing subsidiaries are eliminated in consolidation.
Each of TRIP Holdings and RIV 2013 has wholly-owned subsidiaries that are the owners of railcars acquired from the Company's Rail and Leasing Groups. These wholly-owned subsidiaries are TRIP Master Funding (wholly-owned by TRIP Holdings) and Trinity Rail Leasing 2012 LLC ("TRL 2012", wholly-owned by RIV 2013). Railcar purchases were funded by secured borrowings and capital contributions from TILC and third-party equity investors. TILC is the contractual servicer for TRIP Master Funding and TRL 2012, with the authority to manage and service each entity's owned railcars. The Company's controlling interest in each of TRIP Holdings and RIV 2013 results from its combined role as both equity member and agent/servicer. The noncontrolling interest included in the accompanying consolidated balance sheets represents the non-Trinity equity interest in these partially-owned subsidiaries.
Trinity has no obligation to guarantee performance under any of the partially-owned subsidiaries' (or their respective subsidiaries') debt agreements, guarantee any railcar residual values, shield any parties from losses, or guarantee minimum yields.The assets of each of TRIP Master Funding and TRL 2012 may only be used to satisfy the particular subsidiary's liabilities, and the creditors of each of TRIP Master Funding and TRL 2012 have recourse only to the particular subsidiary's assets. Each of TILC and the third-party equity investors receive distributions from TRIP Holdings and RIV 2013, when available, in proportion to its respective equity interests, and has an interest in the net assets of the partially-owned subsidiaries upon a liquidation event in the same proportion. TILC is paid fees for the services it provides to TRIP Master Funding and TRL 2012 and has the potential to earn certain incentive fees. With respect to TRIP Holdings as of December 31, 2015, TILC has a commitment that expires in May 2016 to provide additional equity funding of up to $5.7 million for the purchase of railcars and satisfaction of certain other liabilities of TRIP Holdings. The third-party equity investors in TRIP Holdings have a similar commitment that expires in May 2016 to provide up to $12.9 million of additional equity funding. TILC and the third-party equity investors may have additional commitments to provide equity funding to TRIP Holdings that expire in May 2019 contingent upon certain returns on investment in TRIP Holdings and other conditions being met. There are no remaining equity commitments with respect to RIV 2013.
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

Note 6. Railcar Leasing and Management Services Group
The Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet management, maintenance, and leasing services. Selected consolidating financial information for the Leasing Group is as follows:

	December 31, 2015
	Leasing Group
	Wholly- Owned Subsidiaries	Partially- Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash, cash equivalents, and short-term marketable securities	$3.8	$—	$867.1	$870.9
Property, plant, and equipment, net	$3,126.3	$1,938.6	$956.1	$6,021.0
Net deferred profit on railcars sold to the Leasing Group				(673.0)
Consolidated property, plant, and equipment, net				$5,348.0
Restricted cash	$105.9	$89.9	$—	$195.8
Debt:
Recourse	$35.8	$—	$849.9	$885.7
Less: unamortized discount	—	—	(44.2)	(44.2)
Less: unamortized debt issuance costs	(0.1)	—	(4.7)	(4.8)
	35.7	—	801.0	836.7
Non-recourse	943.8	1,446.9	—	2,390.7
Less: unamortized debt issuance costs	(15.1)	(16.9)	—	(32.0)
	928.7	1,430.0	—	2,358.7
Total debt	$964.4	$1,430.0	$801.0	$3,195.4
Net deferred tax liabilities	$746.0	$1.4	$(12.6)	$734.8

	December 31, 2014
	Leasing Group
	Wholly- Owned Subsidiaries	Partially- Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash, cash equivalents, and short-term marketable securities	$11.9	$—	$951.0	$962.9
Property, plant, and equipment, net	$2,599.2	$1,999.9	$861.0	$5,460.1
Net deferred profit on railcars sold to the Leasing Group				(557.2)
Consolidated property, plant, and equipment, net				$4,902.9
Restricted cash	$142.8	$91.9	$—	$234.7
Debt:
Recourse	$39.1	$—	$850.2	$889.3
Less: unamortized discount	—	—	(60.0)	(60.0)
Less: unamortized debt issuance costs	(0.2)	—	(5.5)	(5.7)
	38.9	—	784.7	823.6
Non-recourse	1,207.8	1,515.9	—	2,723.7
Less: unamortized debt issuance costs	(13.8)	(19.0)	—	(32.8)
	1,194.0	1,496.9	—	2,690.9
Total debt	$1,232.9	$1,496.9	$784.7	$3,514.5
Net deferred tax liabilities	$658.2	$0.9	$(44.1)	$615.0
Net deferred profit on railcars sold to the Leasing Group consists of intersegment profit that is eliminated in consolidation and is, therefore, not allocated to an operating segment. See Note 5 Partially-Owned Leasing Subsidiaries and Note 11 Debt for a further discussion regarding the Company’s investment in its partially-owned leasing subsidiaries and the related indebtedness. Debt balances previously reported have been adjusted to reflect the adoption of ASU 2015-03 requiring debt issuance costs in financial statements to be presented as a direct deduction from the related debt liability rather than as an asset. See Note 1 Summary of Significant Accounting Policies.

	Year Ended December 31,			Percent Change
	2015	2014	2013	2015 versus 2014	2014 versus 2013
	($ in millions)
Revenues:
Leasing and management	$699.9	$632.0	$586.9	10.7%	7.7%
Sale of railcars owned one year or less at the time of sale	404.9	486.3	58.5
Total revenues	$1,104.8	$1,118.3	$645.4	(1.2)	73.3

Operating profit:
Leasing and management	$331.1	$287.9	$267.3	15.0	7.7
Railcar sales:
Railcars owned one year or less at the time of sale	109.0	136.1	9.1
Railcars owned more than one year at the time of sale	166.1	92.3	20.4
Total operating profit	$606.2	$516.3	$296.8	17.4	74.0

Operating profit margin:
Leasing and management	47.3%	45.6%	45.5%
Railcar sales	*	*	*
Total operating profit margin	54.9%	46.2%	46.0%

Selected expense information(1):
Depreciation	$142.3	$130.0	$129.0	9.5	0.8
Maintenance	$97.3	$78.9	$71.5	23.3	10.3
Rent	$41.6	$52.9	$53.3	(21.4)	(0.8)
Interest:
External	$138.8	$153.3	$153.5
Intercompany	—	—	3.8
Total interest expense	$138.8	$153.3	$157.3	(9.5)	(2.5)
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
During the year ended December 31, 2015 and 2014, the Company received proceeds from the sale of leased railcars to Element Financial Corporation ("Element") under the strategic alliance with Element announced in December 2013 as follows:

	Year Ended December 31,
	2015	2014
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$228.6	$446.6
Railcars owned more than one year at the time of sale	294.7	235.7
Rail Group	227.5	200.4
	$750.8	$882.7
Since the inception of our alliance, the Company has received proceeds of $1,738.5 million from the sale of leased railcars to Element. In October 2015, the Company and Element announced a $1 billion extension of the alliance through December 2019.

Equipment consists primarily of railcars leased to third parties. The Leasing Group purchases equipment manufactured predominantly by the Rail Group and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Leasing Group primarily enters into operating leases. Future contractual minimum rental revenues on leases are as follows:

	2016	2017	2018	2019	2020	Thereafter	Total
	(in millions)
Future contractual minimum rental revenues	$508.5	$433.9	$347.8	$263.0	$191.4	$248.3	$1,992.9
Debt. The Leasing Group’s debt at December 31, 2015 consisted primarily of non-recourse debt. In 2009, the Company entered into capital lease obligations totaling $56.6 million. The capital lease obligations are guaranteed by Trinity Industries, Inc. and certain subsidiaries, and secured by railcar equipment and related leases. As of December 31, 2015, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $1,440.6 million which is pledged as collateral for Leasing Group debt held by those subsidiaries, including equipment with a net book value of $44.2 million securing capital lease obligations. The net book value of unpledged equipment at December 31, 2015 was $1,618.2 million. See Note 11 Debt for the form, maturities, and descriptions of Leasing Group debt.
Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is non-recourse to Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. TRIP Master Funding equipment with a net book value of $1,355.5 million is pledged as collateral for the TRIP Master Funding debt. TRL 2012 equipment with a net book value of $583.1 million is pledged solely as collateral for the TRL 2012 secured railcar equipment notes. See Note 5 Partially-Owned Leasing Subsidiaries for a description of TRIP Holdings and RIV 2013.
Off Balance Sheet Arrangements. In prior years, the Leasing Group completed a series of financing transactions whereby railcars were sold to one or more separate independent owner trusts (“Trusts”). Each of the Trusts financed the purchase of the railcars with a combination of debt and equity. In each transaction, the equity participant in the Trust is considered to be the primary beneficiary of the Trust and therefore, the debt related to the Trust is not included as part of the consolidated financial statements. The Leasing Group, through wholly-owned, qualified subsidiaries, leased railcars from the Trusts under operating leases with terms of 22 years, and subleased the railcars to independent third-party customers under shorter term operating rental agreements. In February 2015, the Leasing Group purchased all of the railcars of one of the Trusts for $121.1 million, resulting in the termination of the selling trust and the Leasing Group's remaining future operating lease obligations to the selling trust totaling $105.8 million. Under the terms of the operating lease agreements between the subsidiaries and the remaining Trusts, the Leasing Group has the option to purchase, at a predetermined fixed price, certain railcars from the remaining Trusts in 2019. The Leasing Group also has options to purchase the railcars at the end of the respective lease agreements in 2026 and 2027 at the then fair market value of the railcars as determined by a third party, independent appraisal. At the expiration of the operating lease agreements, the Company has no further obligations with respect to the leased railcars.
These Leasing Group subsidiaries had total assets as of December 31, 2015 of $148.4 million, including cash of $53.9 million and railcars of $67.0 million. The subsidiaries' cash, railcars, and an interest in each sublease are pledged to collateralize the lease obligations to the Trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiaries’ lease obligations. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties to be available to Trinity. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future contractual minimum rental revenues related to these leases due to the Leasing Group are as follows:

	2016	2017	2018	2019	2020	Thereafter	Total
	(in millions)
Future operating lease obligations of Trusts’ railcars	$29.3	$29.2	$29.2	$28.8	$26.1	$144.0	$286.6
Future contractual minimum rental revenues of Trusts’ railcars	$48.3	$39.6	$29.9	$20.7	$12.5	$22.9	$173.9
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

Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to operating leases other than leases discussed above are as follows:

	2016	2017	2018	2019	2020	Thereafter	Total
	(in millions)
Future operating lease obligations	$12.8	$12.1	$12.0	$9.5	$7.7	$21.1	$75.2
Future contractual minimum rental revenues	$19.5	$12.6	$7.4	$4.0	$2.1	$4.1	$49.7
Operating lease obligations totaling $13.4 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries.

Note 7. Derivative Instruments
We may use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also may use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. For derivative instruments designated as hedges, the Company formally documents the relationship between the derivative instrument and the hedged item, as well as the risk management objective and strategy for the use of the derivative instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments, or forecasted transactions. At the time a derivative instrument is entered into, and at least quarterly thereafter, the Company assesses whether the derivative instrument is effective in offsetting the changes in fair value or cash flows of the hedged item. Any change in fair value resulting in ineffectiveness, as defined by accounting standards issued by the FASB, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in AOCL as a separate component of stockholders' equity and reclassified into earnings in the period during which the hedged transaction affects earnings. Trinity monitors its derivative positions and the credit ratings of its counterparties and does not anticipate losses due to counterparties' non-performance. See Note 3 Fair Value Accounting for discussion of how the Company valued its commodity hedges and interest rate swaps at December 31, 2015. See Note 11 Debt for a description of the Company's debt instruments.
Interest rate hedges

			Included in accompanying balance sheet at December 31, 2015
	Notional Amount	Interest Rate(1)	Liability	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(1.0)	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$7.9	$10.7
Open hedges:
TRIP Master Funding secured railcar equipment notes	$46.6	2.62%	$1.6	$0.7	$0.9

(1)	Weighted average fixed interest rate

	Effect on interest expense-increase/(decrease)
	Year Ended December 31,			Expected effect during next twelve months(1)
	2015	2014	2013
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$(0.3)	$(0.3)	$(0.3)	$(0.2)
Promissory notes	$1.2	$2.9	$3.1	$—
TRIP Holdings warehouse loan	$4.9	$5.1	$6.1	$4.8
Open hedges:
TRIP Master Funding secured railcar equipment notes	$1.3	$1.5	$1.8	$0.8
Promissory notes	$5.3	$15.4	$15.8	$—
(1)Based on the fair value of open hedges as of December 31, 2015
During 2005 and 2006, we entered into interest rate swap derivatives in anticipation of issuing our 2006 Secured Railcar Equipment Notes. These derivative instruments, with a notional amount of $200.0 million, were settled in 2006 and fixed the interest rate on a portion of the related debt issuance. These derivative instrument transactions are being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in AOCL through the date the related debt issuance closed in 2006. The balance is being amortized over the term of the related debt. The effect on interest expense is due to amortization of the AOCL balance.
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
In 2008, we entered into an interest rate swap derivative instrument to fix the variable Libor component of the Promissory Notes. This derivative instrument expired in May 2015 and was being accounted for as a cash flow hedge. The effect on interest expense is primarily from a result of monthly interest settlements.
Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $4.8 million of additional interest expense expected to be recognized during the twelve months following December 31, 2015. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with an initial notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The effect on interest expense is primarily a result of monthly interest settlements.
See Note 11 Debt regarding the related debt instruments.
Other Derivatives
Natural gas and diesel fuel
We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet as of December 31, 2015 for these instruments was a liability of $0.8 million. The effect of these hedges was to increase cost of revenues for the years ended December 31, 2015 and 2014 by $1.1 million and $2.3 million, respectively. The effect on operating income for the year ended December 31, 2013 was not significant.

Note 8. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of December 31, 2015 and 2014.

	December 31, 2015	December 31, 2014
	(in millions)
Manufacturing/Corporate:
Land	$86.5	$81.4
Buildings and improvements	610.4	548.2
Machinery and other	1,095.9	975.7
Construction in progress	68.7	76.4
	1,861.5	1,681.7
Less accumulated depreciation	(905.4)	(820.7)
	956.1	861.0
Leasing:
Wholly-owned subsidiaries:
Machinery and other	10.7	10.7
Equipment on lease	3,664.7	3,049.0
	3,675.4	3,059.7
Less accumulated depreciation	(549.1)	(460.5)
	3,126.3	2,599.2
Partially-owned subsidiaries:
Equipment on lease	2,406.5	2,401.8
Less accumulated depreciation	(467.9)	(401.9)
	1,938.6	1,999.9

Net deferred profit on railcars sold to the Leasing Group	(673.0)	(557.2)
	$5,348.0	$4,902.9
In conformity with the 2015 presentation, certain prior year balances with respect to equipment on lease cost and accumulated depreciation have been adjusted to properly reflect eliminations on a gross basis. The net book value of equipment on lease was not affected by these adjustments.

We lease certain equipment and facilities under operating leases. Future minimum rent expense on non-Leasing Group leases in each year is (in millions): 2016 - $8.5; 2017 - $6.2; 2018 - $4.4; 2019 - $2.2; 2020 - $0.8; and $3.4 thereafter. See Note 6 Railcar Leasing and Management Services Group for information related to the lease agreements, future operating lease obligations, and future minimum rent expense associated with the Leasing Group.
We did not capitalize any interest expense as part of the construction of facilities and equipment during 2015 or 2014.
We estimate the fair market value of properties no longer in use based on the location and condition of the properties, the fair market value of similar properties in the area, and the Company's experience selling similar properties in the past. As of December 31, 2015, the Company had non-operating plants with a net book value of $20.2 million. Our estimated fair value of these assets exceeds their book value.

Note 9. Goodwill
Goodwill by segment is as follows:

	December 31, 2015	December 31, 2014
	(in millions)
Rail Group	$134.6	$134.6
Construction Products Group	111.0	128.3
Energy Equipment Group	506.4	508.5
Railcar Leasing and Management Services Group	1.8	1.8
	$753.8	$773.2
As of December 31, 2015 and 2014, the Company's annual impairment test of goodwill was completed at the reporting unit level and no additional impairment charges were determined to be necessary. As of December 31, 2015 and 2014, Rail Group goodwill is net of a 2009 impairment charge of $325.0 million.
The decrease in the Construction Products Group goodwill as of December 31, 2015 is due to divestiture activities during the twelve months ended December 31, 2015. See Note 2 Acquisitions and Divestitures.

Note 10. Warranties
The changes in the accruals for warranties for the years ended December 31, 2015, 2014, and 2013 are as follows:

	December 31, 2015	December 31, 2014	December 31, 2013
	(in millions)
Beginning balance	$17.8	$14.7	$12.5
Warranty costs incurred	(7.1)	(6.1)	(5.9)
Warranty originations and revisions	17.2	12.6	11.9
Warranty expirations	(6.4)	(3.4)	(3.8)
Ending balance	$21.5	$17.8	$14.7

Note 11. Debt
The following table summarizes the components of debt as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
	(in millions)
Corporate – Recourse:
Revolving credit facility	$—	$—
Senior notes, net of unamortized discount of $0.4 and $0.4	399.6	399.6
Convertible subordinated notes, net of unamortized discount of $43.8 and $59.6	405.6	389.9
Other	0.5	0.7
	805.7	790.2
Less: unamortized debt issuance costs	(4.7)	(5.5)
	801.0	784.7
Leasing – Recourse:
Capital lease obligations, net of unamortized debt issuance costs of $0.1 and $0.2	35.7	38.9
Total recourse debt	836.7	823.6

Leasing – Non-recourse:
Wholly-owned subsidiaries:
2006 secured railcar equipment notes	204.1	223.0
Promissory notes	—	363.9
2009 secured railcar equipment notes	179.2	188.8
2010 secured railcar equipment notes	296.2	311.5
TILC warehouse facility	264.3	120.6
	943.8	1,207.8
Less: unamortized debt issuance costs	(15.1)	(13.8)
	928.7	1,194.0
Partially-owned subsidiaries:
TRL 2012 secured railcar equipment notes (RIV 2013)	449.1	472.2
TRIP Master Funding secured railcar equipment notes (TRIP Holdings)	997.8	1,043.7
	1,446.9	1,515.9
Less: unamortized debt issuance costs	(16.9)	(19.0)
	1,430.0	1,496.9
Total non–recourse debt	2,358.7	2,690.9
Total debt	$3,195.4	$3,514.5
Balances previously reported have been adjusted to reflect the adoption of ASU 2015-03 requiring debt issuance costs in financial statements to be presented as a direct deduction from the related debt liability rather than as an asset. See Note 1 Summary of Significant Accounting Policies.
Corporate
In May 2015, we renewed and extended our unsecured corporate revolving credit facility through May 2020, increasing the size of the facility from $425.0 million to $600.0 million. As of December 31, 2015, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $91.6 million, leaving $508.4 million available for borrowing. Other than these letters of credit, there were no borrowings under our revolving credit facility as of December 31, 2015, or for the twelve month period then ended. Of the outstanding letters of credit as of December 31, 2015, a total of $90.3 million is expected to expire in 2016 and the remainder in 2017. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew each year. Trinity’s revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. As of December 31, 2015, we were in compliance with all such financial covenants. Borrowings under the credit facility bear interest at a defined index rate plus a margin and are guaranteed by certain 100%-owned subsidiaries of the Company.
The Company's $449.4 million of Convertible Subordinated Notes due 2036 (“Convertible Subordinated Notes”) bear an interest rate of 3 7/8% per annum on the principal amount payable semi-annually in arrears on June 1 and December 1 of each year. In addition, commencing with the six-month period beginning June 1, 2018 and for each six-month period thereafter, we will pay contingent interest to the holders of the Convertible Subordinated Notes under certain circumstances. The Convertible Subordinated Notes mature on June 1, 2036, unless redeemed, repurchased, or converted earlier. We may not redeem the Convertible Subordinated Notes before June 1, 2018. On or after that date, we may redeem all or part of the Convertible Subordinated Notes for cash at 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest (including any contingent interest) up to, but excluding, the redemption date. Holders of the Convertible Subordinated Notes may require us to purchase all or a portion of their notes on June 1, 2018 or upon a fundamental change. In each case, the Convertible Subordinated Notes would be purchased for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest (including any contingent interest) up to, but excluding, the purchase date.
The Convertible Subordinated Notes are recorded net of unamortized discount to reflect their underlying economics by capturing the value of the conversion option as borrowing costs. As of December 31, 2015 and 2014, capital in excess of par value included $92.5 million related to the estimated value of the Convertible Subordinated Notes’ conversion options, in accordance with ASC 470-20. Debt discount recorded in the consolidated balance sheet is being amortized through June 1, 2018 to yield an effective annual interest rate of 8.42% based upon the estimated market interest rate for comparable non-convertible debt as of the issuance date of the Convertible Subordinated Notes. Total interest expense recognized on the Convertible Subordinated Notes for the years ended December 31, 2015, 2014, and 2013, is as follows:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Coupon rate interest	$17.4	$17.4	$17.4
Amortized debt discount	15.7	14.5	13.4
	$33.1	$31.9	$30.8
Holders of the Convertible Subordinated Notes may convert their notes under the following circumstances: 1) if the daily closing price of our common stock is greater than or equal to 130% of the conversion price during 20 of the last 30 trading days of the preceding calendar quarter; 2) upon notice of redemption; or 3) upon the occurrence of specified corporate transactions pursuant to the terms of the applicable indenture. Upon conversion, the Company is required to pay cash up to the aggregate principal amount of the Convertible Subordinated Notes to be converted. Any conversion obligation in excess of the aggregate principal amount of the Convertible Subordinated Notes to be converted may be settled in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election. The conversion price, which is subject to adjustment upon the occurrence of certain events, was $24.95 per share as of December 31, 2015. The Convertible Subordinated Notes were not subject to conversion as of January 1, 2016. See Note 17 Earnings Per Common Share for an explanation of the effects of the Convertible Subordinated Notes on earnings per share. The Company has not entered into any derivatives transactions associated with these notes.
In September 2014, the Company issued $400.0 million aggregate principal amount of 4.55% senior notes ("Senior Notes") due October 2024. Interest on the Senior Notes is payable semiannually commencing April 1, 2015. The Senior Notes rank senior to existing and future subordinated debt, including the Company's Convertible Subordinated Notes and rank equal to existing and future senior indebtedness, including the Company's revolving credit facility. The Senior Notes are subordinated to all the Company's existing and future secured debt to the extent of the value of the collateral securing such indebtedness. The Senior Notes contain covenants that limit our ability and/or certain subsidiaries' ability to create or permit to exist certain liens; enter into sale and leaseback transactions; and consolidate, merge, or transfer all or substantially all of our assets. The Company’s Senior Notes are fully and unconditionally and jointly and severally guaranteed by each of Trinity’s domestic subsidiaries that is a guarantor under the Company's revolving credit facility. See Note 19 Financial Statements for Guarantors of the Senior Notes.
Wholly-owned leasing subsidiaries
In May 2006, Trinity Rail Leasing V, L.P., a limited partnership (“TRL V”) and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC issued $355.0 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2006-1A (the “2006 Secured Railcar Equipment Notes”), of which $204.1 million was outstanding as of December 31, 2015. The 2006 Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated May 24, 2006, between TRL V and Wilmington Trust Company, as indenture trustee. The 2006 Secured Railcar Equipment Notes bear interest at a fixed rate of 5.90% per annum, are payable monthly, and have a final maturity of May 14, 2036. The 2006 Secured Railcar Equipment Notes are obligations of TRL V and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL V.
In May 2008, Trinity Rail Leasing VI LLC, a Delaware limited liability company (“TRL VI”) and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $572.2 million of 30-year promissory notes (the “Promissory Notes”) to financial institutions. The Promissory Notes were secured by a diversified portfolio of leased railcars and certain cash reserves. In May 2015, TRL VI repaid the Promissory Notes in full for approximately $340.0 million. The Promissory Notes had an effective interest rate of 5.63%, after consideration of interest rate hedges. Per the original terms of the Promissory Notes, the borrowing margin was scheduled to increase by 0.50% in May 2015.
In November 2009, Trinity Rail Leasing VII LLC, a Delaware limited liability company (“TRL VII”) and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $238.3 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2009-1 (“the 2009 Secured Railcar Equipment Notes”), of which $179.2 million was outstanding as of December 31, 2015. The 2009 Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated November 5, 2009 between TRL VII and Wilmington Trust Company, as indenture trustee. The 2009 Secured Railcar Equipment Notes bear interest at a fixed rate of 6.66% per annum, are payable monthly, and have a final maturity date of November 16, 2039. The 2009 Secured Railcar Equipment Notes are obligations of TRL VII and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL VII.
In October 2010, Trinity Rail Leasing 2010 LLC, a Delaware limited liability company ("TRL 2010") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $369.2 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2010-1 (“2010 Secured Railcar Equipment Notes"), of which $296.2 million was outstanding as of December 31, 2015. The 2010 Secured Railcar Equipment Notes were issued pursuant to an Indenture, dated as of October 25, 2010 between TRL 2010 and Wilmington Trust Company, as indenture trustee. The 2010 Secured Railcar Equipment Notes bear interest at a fixed rate of 5.19%, are payable monthly, and have a stated final maturity date of October 16, 2040. The 2010 Secured Railcar Equipment Notes are obligations of TRL 2010 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL 2010.
The TILC warehouse loan facility, established to finance railcars owned by TILC, had $264.3 million in outstanding borrowings as of December 31, 2015. In April 2015, the facility was increased to $1.0 billion and extended through April 2018. Under the renewed facility, $735.7 million was unused and available as of December 31, 2015 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 2.10% at December 31, 2015.  Interest rate pricing remained unchanged under the renewed facility. Amounts outstanding at maturity, absent renewal, are payable under the renewed facility in April 2019.
In 2009, the Company entered into capital lease obligations totaling $56.6 million, of which $35.8 million was outstanding as of December 31, 2015. The capital lease obligations are guaranteed by the Company and certain subsidiaries and secured by railcar equipment and related leases.
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
The TRIP Master Funding Secured Railcar Equipment Notes consist of three classes with the Class A-1a notes bearing interest at 4.37%, the Class A-1b notes bearing interest at Libor plus 2.50%, and the Class A-2 notes bearing interest at 6.02%, all payable monthly, with a final maturity date in July 2041. As of December 31, 2015, there were $108.2 million, $61.2 million, and $509.6 million of Class A-1a, Class A-1b, and of Class A-2 notes outstanding, respectively. In May 2014, TRIP Master Funding issued $335.7 million in aggregate principal amount of Series 2014-1 Secured Railcar Equipment Notes consisting of two classes with the Class A-1 notes bearing interest at 2.86% and the Class A-2 notes bearing interest at 4.09%, with a final maturity date of April 2044. As of December 31, 2015, there were $98.1 million and $220.7 million of Class A-1 and Class A-2 notes outstanding, respectively. The TRIP Master Funding Secured Railcar Equipment Notes and the TRIP Master Funding Series 2014-1 Secured Railcar Equipment Notes are issued pursuant to a Master Indenture dated July 6, 2011 between TRIP Master Funding and Wilmington Trust Company, as indenture trustee; are non-recourse to Trinity, TILC, TRIP Holdings, and the other equity investors in TRIP Holdings; and are secured by TRIP Master Funding's portfolio of railcars and operating leases thereon, its cash reserves, and all other assets owned by TRIP Master Funding.
In December 2012, Trinity Rail Leasing 2012 LLC, a Delaware limited liability company ("TRL 2012") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $145.4 million in aggregate principal amount of Series 2012-1 Class A-1 Secured Railcar Equipment Notes (the "2012 Class A-1 Notes") and $188.4 million in aggregate principal amount of Series 2012-1 Class A-2 Secured Railcar Equipment Notes (the "2012 Class A-2 Notes") and collectively with the 2012 Class A-1 Notes, the "2012 Secured Railcar Equipment Notes", of which $96.1 million and $188.4 million, respectively, were outstanding as of December 31, 2015. The 2012 Class A-1 Notes bear interest at a fixed rate of 2.27%, are payable monthly, and have a stated final maturity date of January 15, 2043. The 2012 Class A-2 Notes bear interest at a fixed rate of 3.53%, are payable monthly, and have a stated final maturity date of January 15, 2043. In May 2013, TRL 2012 became a subsidiary of one of the Company's partially-owned subsidiaries, RIV 2013. See Note 5 Partially-Owned Leasing Subsidiaries for further explanation. In August 2013, TRL 2012 issued $183.4 million in aggregate principal amount of Series 2013-1 Secured Railcar Equipment Notes of which $164.6 million was outstanding as of December 31, 2015. The 2013-1 Secured Railcar Equipment Notes bear interest at a fixed rate of 3.9%, are payable monthly, and have a stated final maturity date of July 15, 2043.

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
The remaining principal payments under existing debt agreements as of December 31, 2015 are as follows:

	2016	2017	2018	2019	2020	Thereafter
	(in millions)
Recourse:
Corporate	$0.2	$0.3	$—	$—	$—	$849.4
Leasing – capital lease obligations (Note 6)	3.5	3.7	28.6	—	—	—
Non-recourse – leasing (Note 6):
2006 secured railcar equipment notes	21.8	23.9	25.3	28.0	29.8	75.3
2009 secured railcar equipment notes	6.5	6.3	6.4	11.2	6.7	142.1
2010 secured railcar equipment notes	14.9	13.7	10.0	7.6	14.2	235.8
TILC warehouse facility	8.9	8.9	8.9	2.2	—	—
TRL 2012 secured railcar equipment notes (RIV 2013)	22.3	22.9	23.1	22.2	19.5	339.1
TRIP Master Funding secured railcar equipment notes (TRIP Holdings)	39.8	29.2	41.8	50.1	49.6	787.3
Facility termination payments - TILC warehouse facility	—	—	—	235.4	—	—
Total principal payments	$117.9	$108.9	$144.1	$356.7	$119.8	$2,429.0

Note 12. Other, Net
Other, net (income) expense consists of the following items:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Foreign currency exchange transactions	$(2.1)	$(1.2)	$0.3
Loss (gain) on equity investments	0.1	(0.8)	(0.3)
Other	(3.6)	(2.6)	(2.8)
Other, net	$(5.6)	$(4.6)	$(2.8)
Other for the year ended December 31, 2013 includes $1.7 million in income, related to the change in fair value of certain equity repurchase agreements with an investor in TRIP Holdings. These agreements were terminated in March 2013.

Note 13. Income Taxes
The components of the provision for income taxes from continuing operations are as follows:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Current:
Federal	$271.2	$322.7	$141.8
State	19.6	19.4	13.7
Foreign	18.6	18.5	3.1
Total current	309.4	360.6	158.6
Deferred:
Federal	117.4	(4.0)	44.3
State	(0.3)	1.2	2.3
Foreign	(0.5)	(3.0)	(0.8)
Total deferred	116.6	(5.8)	45.8
Provision	$426.0	$354.8	$204.4
The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate on income from continuing operations:

	Year Ended December 31,
	2015	2014	2013
Statutory rate	35.0%	35.0%	35.0%
State taxes	1.2	1.4	2.1
Domestic production activities deduction	(1.4)	(2.0)	(1.4)
Noncontrolling interest in partially-owned subsidiaries	(0.8)	(1.1)	(0.9)
Changes in valuation allowances and reserves	—	0.1	(0.8)
Other, net	—	(0.1)	0.6
Effective rate	34.0%	33.3%	34.6%
Income from continuing operations before income taxes for the years ended December 31, 2015, 2014, and 2013 was $1,241.1 million, $1,051.4 million, and $571.2 million, respectively, for U.S. operations, and $10.9 million, $12.6 million, and $19.3 million, respectively, for foreign operations, principally Mexico. The Company provides deferred income taxes on the unrepatriated earnings of its foreign operations where it results in a deferred tax liability. Our effective tax rate reflects the current tax benefit available for U.S. manufacturing activity.
Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax liabilities and assets are as follows:

	December 31,
	2015	2014
	(in millions)
Deferred tax liabilities:
Depreciation, depletion, and amortization	$711.6	$627.1
Partially-owned subsidiaries basis difference	144.0	101.9
Convertible debt	125.2	114.8
Total deferred tax liabilities	980.8	843.8
Deferred tax assets:
Workers compensation, pensions, and other benefits	73.7	68.6
Warranties and reserves	11.4	12.3
Equity items	52.4	53.3
Tax loss carryforwards and credits	25.7	25.1
Inventory	34.1	29.2
Accrued liabilities and other	8.3	4.3
Total deferred tax assets	205.6	192.8
Net deferred tax liabilities before valuation allowances	775.2	651.0
Valuation allowances	10.1	9.6
Net deferred tax liabilities before reserve for uncertain tax positions	785.3	660.6
Deferred tax assets included in reserve for uncertain tax positions	(50.5)	(45.6)
Adjusted net deferred tax liabilities	$734.8	$615.0
At December 31, 2015, the Company had $30.7 million of federal consolidated net operating loss carryforwards and $5.3 million of tax-effected state loss carryforwards remaining. The federal net operating loss carryforwards were acquired as part of an acquisition of a company in 2010 and are subject to limitations on the amount that can be utilized in any one tax year. The federal net operating loss carryforwards are due to expire in 2028 and 2029. We have established a valuation allowance for federal, state, and foreign tax operating losses and credits that we have estimated may not be realizable.
Taxing authority examinations
The Internal Revenue Service ("IRS") field work for our 2006-2008 audit cycle and our 2009-2011 audit cycle have concluded and all issues have been agreed upon by us and the IRS. The issues that were a part of the mutual agreement process ("MAP"), previously disclosed have been agreed. As the cycles included years in which tax refunds were issued to us, the Joint Committee on Taxation is required to review the final revenue agent report before the issues are effectively settled. For this reason, we cannot determine when the 2006-2008 or the 2009-2011 cycle will close and all issues formally settled.
We have various subsidiaries in Mexico that file separate tax returns and are subject to examination by taxing authorities at different times. The 2007 tax year of one of our Mexican subsidiaries is still under review for transfer pricing purposes only, and its statute of limitations remains open through the later of the resolution of the MAP or July 2018. The remaining entities are generally open for their 2010 tax years and forward.
Unrecognized tax benefits
The change in unrecognized tax benefits for the years ended December 31, 2015, 2014, and 2013 was as follows:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Beginning balance	$62.3	$55.0	$48.7
Additions for tax positions related to the current year	5.5	5.0	4.8
Additions for tax positions of prior years	—	2.5	2.8
Reductions for tax positions of prior years	(0.7)	(0.1)	—
Settlements	(1.9)	—	(0.3)
Expiration of statute of limitations	—	(0.1)	(1.0)
Ending balance	$65.2	$62.3	$55.0
Additions for tax positions related to the current year in the amount of $5.5 million for the year ended December 31, 2015 were amounts provided for tax positions that will be taken for federal and state income tax purposes when we file the tax return. Additions for tax positions related to the current year in the amount of $5.0 million and $4.8 million for the years ended December 31, 2014 and 2013, respectively, were amounts provided for tax positions taken for federal, state, and Mexico income tax purposes.
Additions for tax positions of prior years in the amount of $2.5 million recorded in the year ended December 31, 2014 related to federal, state, and foreign tax positions. Additions for tax positions of prior years in the amount of $2.8 million recorded in the year ended December 31, 2013, were for federal, state, and Mexico tax positions taken on the prior year tax returns which the taxing authorities have previously identified.
The reduction in tax positions of prior years of $0.7 million for the year ended December 31, 2015 was related to changes to transfer pricing and state taxes and $0.1 million for the year ended December 31, 2014 was primarily related to changes in state taxes. Settlements during the twelve months ended December 31, 2015 were due to a state tax position effectively settled entering into a voluntary disclosure agreement to file tax returns with a state, and a settlement of an audit of one of our Mexican companies. Settlements during the twelve months ended December 31, 2013 relate to settled positions with the IRS for one of our subsidiaries as well as settled positions with Mexico taxing authorities in the settlement of the 2003 examination.
The total amount of unrecognized tax benefits including interest and penalties at December 31, 2015 and 2014, that would affect the Company’s overall effective tax rate if recognized was $13.9 million and $15.0 million, respectively. There is a reasonable possibility that unrecognized federal and state tax benefits will decrease by $4.3 million by December 31, 2016 due to settlements and lapses in statutes of limitations for assessing tax. We have entered into an agreement with the IRS to extend the statute of limitations to assess tax on our 2006-2011 tax years through December 31, 2017.
Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of December 31, 2015 and 2014 was $12.4 million and $11.6 million, respectively. Income tax expense for the years ended December 31, 2015, 2014, and 2013 included increases of $0.8 million, $0.8 million, and $0.5 million, respectively, with regard to interest expense and penalties related to uncertain tax positions.

Note 14. Employee Retirement Plans
The Company sponsors defined benefit plans and defined contribution profit sharing plans that provide retirement income and death benefits for eligible employees. The annual measurement date of the benefit obligations, fair value of plan assets, and funded status is December 31.
Actuarial assumptions

	Year Ended December 31,
	2015	2014	2013
Assumptions used to determine benefit obligations at the annual measurement date were:
Obligation discount rate	4.79%	4.33%	5.22%
Compensation increase rate	4.00%	4.00%	4.00%
Assumptions used to determine net periodic benefit costs were:
Obligation discount rate	4.33%	5.22%	4.25%
Long-term rate of return on plan assets	7.00%	7.75%	7.75%
Compensation increase rate	4.00%	4.00%	4.00%
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
Components of net retirement cost

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Expense Components
Service cost	$0.5	$0.5	$1.1
Interest	20.0	20.2	18.5
Expected return on plan assets	(30.5)	(31.0)	(26.6)
Amortization of actuarial loss	5.0	2.1	4.9
Prior service cost	—	—	0.1
Defined benefit expense	(5.0)	(8.2)	(2.0)
Profit sharing	18.7	17.4	12.3
Multiemployer plan	2.4	0.8	—
Net expense	$16.1	$10.0	$10.3
The expected return on plan assets is based on the plan assets' fair value. Amortization of actuarial loss is determined using the corridor method. Under the corridor method, unamortized actuarial gains or losses in excess of 10% of the greater of the projected benefit obligation or the fair value of plan assets as of the beginning of the plan year, are amortized, for frozen plans, over the average expected remaining lifetime of frozen and inactive participants. Substantially all of the Company's defined benefit plans were frozen as of December 31, 2015.

Obligations and funded status

	Year Ended December 31,
	2015	2014
	(in millions)
Accumulated Benefit Obligations	$445.3	$473.8
Projected Benefit Obligations:
Beginning of year	$473.9	$392.1
Service cost	0.5	0.5
Interest	20.0	20.2
Benefits paid	(17.3)	(16.4)
Actuarial (gain)/loss	(31.8)	77.6
Curtailment	—	(0.1)
End of year	$445.3	$473.9
Plans' Assets:
Beginning of year	$434.5	$399.2
Actual return on assets	(10.6)	36.7
Employer contributions	16.2	15.0
Benefits paid	(17.3)	(16.4)
End of year	$422.8	$434.5

Consolidated Balance Sheet Components:
Other assets	$3.5	$1.2
Accrued liabilities	(26.0)	(40.4)
Net funded status	$(22.5)	$(39.4)
Percent of projected benefit obligations funded	94.9%	91.7%
None of the plans' assets are expected to be returned to us during the year ending December 31, 2016.
Amounts recognized in other comprehensive income (loss)

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Actuarial gain (loss)	$(9.4)	$(71.9)	$83.7
Amortization of actuarial loss	5.0	2.1	4.9
Amortization of prior service cost	—	—	0.1
Curtailment	—	0.1	—
Total before income taxes	(4.4)	(69.7)	88.7
Income tax expense (benefit)	(1.6)	(25.9)	32.9
Net amount recognized in other comprehensive income (loss)	$(2.8)	$(43.8)	$55.8
At December 31, 2015 AOCL included unrecognized actuarial losses of $142.5 million ($89.6 million net of related income taxes). Actuarial losses included in AOCL and expected to be recognized in net periodic pension cost for the year ended December 31, 2016 are $5.1 million ($3.2 million net of related income taxes).

Plan assets
The Company's pension plan investment strategies have been developed as part of a comprehensive asset/liability management process that considers the relationship between both the assets and liabilities of the plans for the purpose of providing the capital assets necessary to meet the financial obligations made to participants of the Company's pension plans. These strategies consider not only the expected risk and returns on the plans' assets, but also the actuarial projections of liabilities, projected contributions, and funded status. The Company's investment policy statement allocates its pension plan assets into two portfolios as follows:
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
The target and actual allocations of the plans' assets at December 31, 2015 are as follows:

	Target Allocation	December 31, 2015
Cash and cash equivalents		—%
Liability hedging portfolio	50%	49%
Growth portfolio	50%	51%
Total		100%
The estimated fair value of the plans' assets at December 31, 2015 and 2014, indicating input levels used to determine fair value are as follows:

	Fair Value Measurement as of December 31, 2015
	(in millions)
	Level 1	Level 2	Level 3	Total

Temporary cash investments	$1.8	$—	$—	$1.8
Debt common trust funds	—	273.9	—	273.9
Equity common trust funds	—	147.1	—	147.1
	$1.8	$421.0	$—	$422.8

	Fair Value Measurement as of December 31, 2014
	(in millions)
	Level 1	Level 2	Level 3	Total

Temporary cash investments	$4.8	$—	$—	$4.8
Debt common trust funds	—	275.0	—	275.0
Equity common trust funds	—	154.7	—	154.7
	$4.8	$429.7	$—	$434.5
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
Our participation in the multiemployer plan for the year ended December 31, 2015 is outlined in the table below. The Pension Protection Act ("PPA") zone status at December 31, 2015 and 2014 is as of the plan years ended December 31, 2014 and 2013, respectively, and is obtained from the multiemployer plan's regulatory filings available in the public domain and certified by the plan's actuary. Among other factors, plans in the yellow zone are less than 80% funded while plans in the red zone are less than 65% funded. Federal law requires that plans classified in the yellow or red zones adopt a funding improvement plan in order to improve the financial health of the plan. The plan utilized an amortization extension and the funding relief provided under the Internal Revenue Code and under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act in determining the zone status. The Company's contributions to the multiemployer plan were less than 5% of total contributions to the plan. The last column in the table lists the expiration date of the collective bargaining agreement to which the plan is subject.

		PPA Zone Status			Contributions for Year Ended December 31,
Pension Fund	Employer Identification Number	2015	2014	Financial improvement plan status	2015	2014	2013	Surcharge imposed	Expiration date of collective bargaining agreement
					(in millions)
Boilermaker-Blacksmith National Pension Trust	48-6168020	Yellow	Yellow	Implemented	$2.5	$0.6	$—	No	July 3, 2016
Cash flows
Employer contributions for the year ending December 31, 2016 are expected to be $8.8 million for the defined benefit plans compared to $16.2 million contributed during 2015. Employer contributions to the 401(k) plans and the Supplemental Profit Sharing Plan for the year ending December 31, 2016 are expected to be $18.5 million compared to $16.3 million contributed during 2015. Employer contributions for the year ending December 31, 2016 are expected to be $2.4 million for the multiemployer plan compared to $2.5 million contributed during 2015.
Benefit payments for the Company's defined benefit plans expected to be paid during the next ten years are as follows:

Year Ending December 31,
(in millions)
2016	$19.4
2017	20.6
2018	21.8
2019	23.7
2020	24.7
2021-2025	137.1

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

Note 15. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the twelve months ended December 31, 2015, 2014, and 2013 are as follows:

	Currency translation adjustments	Unrealized loss on derivative financial instruments	Net actuarial gains/(losses) of defined benefit plans	Accumulated Other Comprehensive Loss
	(in millions)
Balances at December 31, 2012	$(16.5)	$(34.8)	$(98.8)	$(150.1)
Other comprehensive income, net of tax, before reclassifications	—	0.8	52.7	53.5
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $-, $8.7, $1.9, and $10.6	—	18.1	3.1	21.2
Less: noncontrolling interest	—	(4.2)	—	(4.2)
Other comprehensive income	—	14.7	55.8	70.5
Sale of interests in partially-owned leasing subsidiaries	—	13.2	—	13.2
Repurchase of interests in partially-owned leasing subsidiary	—	(11.8)	—	(11.8)
Balances at December 31, 2013	(16.5)	(18.7)	(43.0)	(78.2)
Other comprehensive loss, net of tax, before reclassifications	(2.0)	(1.2)	(45.1)	(48.3)
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $-, $8.4, $0.8, and $9.2	—	16.0	1.3	17.3
Less: noncontrolling interest	—	(3.0)	—	(3.0)
Other comprehensive income (loss)	(2.0)	11.8	(43.8)	(34.0)
Transfer of interests in partially-owned leasing subsidiaries	—	0.3	—	0.3
Balances at December 31, 2014	(18.5)	(6.6)	(86.8)	(111.9)
Other comprehensive loss, net of tax, before reclassifications	(6.0)	(0.7)	(6.0)	(12.7)
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $-, $3.4, $1.8, and $5.2	—	9.0	3.2	12.2
Less: noncontrolling interest	—	(3.0)	—	(3.0)
Other comprehensive income (loss)	(6.0)	5.3	(2.8)	(3.5)
Balances at December 31, 2015	$(24.5)	$(1.3)	$(89.6)	$(115.4)
See Note 7 Derivative Instruments for information on the reclassification of amounts in accumulated other comprehensive loss into earnings. Reclassifications of unrealized before-tax losses on derivative financial instruments are included in interest expense in the consolidated statements of operations. Approximately $4.2 million, $1.7 million, and $4.0 million of the before-tax reclassification of net actuarial gains/(losses) of defined benefit plans are included in cost of revenues with the remainder included in selling, engineering, and administrative expenses in the consolidated statements of operations for the years ended December 31, 2015, 2014, and 2013, respectively.

Note 16. Stock-Based Compensation
The Company's 2004 Third Amended and Restated Stock Option and Incentive Plan (the "Plan”) provides for awarding 17,450,000 (adjusted for stock splits) shares of common stock plus (i) shares covered by forfeited, expired, and canceled options granted under prior plans; and (ii) shares tendered as full or partial payment for the purchase price of an award or to satisfy tax withholding obligations. At December 31, 2015, a total of 3,870,632 shares were available for issuance. The Plan provides for the granting of nonqualified and incentive stock options having maximum ten-year terms to purchase common stock at its market value on the award date; stock appreciation rights based on common stock fair market values with settlement in common stock or cash; restricted stock awards; restricted stock units; and performance awards with settlement in common stock or cash on achievement of specific business objectives. Options become exercisable in various percentages over periods ranging up to five years.

The cost of employee services received in exchange for awards of equity instruments is referred to as share-based payments and are based on the grant date fair-value of those awards. Stock-based compensation includes compensation expense, recognized over the applicable vesting periods, for both new share-based awards and share-based awards granted prior to, but not yet vested, as of January 1, 2006. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options granted to employees. Stock-based compensation totaled $61.1 million, $53.3 million, and $44.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.
The income tax benefit related to stock-based compensation expense was $28.5 million, $40.1 million, and $15.6 million for the years ended December 31, 2015, 2014, and 2013, respectively. The Company has presented excess tax benefits related to stock-based compensation awards as a financing activity in the consolidated statements of cash flows.
Stock options
Expense related to stock options issued to eligible employees under the Plan is recognized over their vesting period on a straight- line basis. Stock options generally vest over five years and have contractual terms of ten years. All options outstanding at December 31, 2015 and December 31, 2014 were exercisable.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
				(in millions)
Options outstanding at December 31, 2014	95,293	$8.86	3.1	$1.8
Granted	—	—
Exercised	(34,500)	$10.18
Cancelled	—	—
Options outstanding at December 31, 2015	60,793	$8.12	2.9	$1.0
At December 31, 2015, there was no unrecognized compensation expense related to stock options. The intrinsic value of options exercised totaled $0.7 million, $1.8 million, and $4.4 million during the years ended December 31, 2015, 2014, and 2013, respectively.
Restricted stock
Restricted share awards consist of restricted stock, restricted stock units, and performance units. Restricted stock and restricted stock units generally vest for periods ranging from one to fifteen years from the date of grant. Certain restricted stock and restricted stock units vest in their entirety upon the employee's retirement from the Company, the employee's reaching the age of 65, or when the employee's age plus years of vested service equal 80. Restricted stock units issued to non-employee directors under the Plan vest on the grant date or on the first business day immediately preceding the next Annual Meeting of Stockholders and are released upon completion of the directors' service to the Company. Expense related to restricted stock and restricted stock units issued to eligible employees under the Plan is recognized ratably over the vesting period or to the date on which retirement eligibility is achieved, if shorter. Performance units are granted to employees based upon a target level; however, depending upon the achievement of certain specified goals during the performance period, performance units may be adjusted to a level ranging between 0% and 200% of the target level. The performance units vest upon certification by the Human Resources Committee of the Board of Directors of the achievement of the specified performance goals. Expense related to performance units is recognized ratably from their award date to the end of the performance period, generally three years.

	Number of Restricted Share Awards	Weighted Average Grant-Date Fair Value per Award
Restricted share awards outstanding at December 31, 2014	7,412,969	$21.60
Granted	2,032,012	24.31
Vested	(2,491,358)	17.42
Forfeited	(155,448)	29.31
Restricted share awards outstanding at December 31, 2015	6,798,175	$23.76
At December 31, 2015, unrecognized compensation expense related to restricted share awards totaled $88.4 million which will be recognized over a weighted average period of 4.3 years. The total vesting-date fair value of shares vested and released during the years ended December 31, 2015, 2014, and 2013 was $76.9 million, $105.2 million, and $29.9 million, respectively. The weighted average grant-date fair value of restricted share awards granted during the years ended December 31, 2015, 2014, and 2013 was $24.31, $32.35, and $20.76 per share, respectively.

Note 17. Earnings Per Common Share
Basic net income attributable to Trinity Industries, Inc. per common share is computed by dividing net income attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted net income attributable to Trinity per common share includes 1) the net impact of unvested restricted shares and shares that could be issued under outstanding stock options and 2) the incremental shares calculated by dividing the value of the conversion obligation in excess of the Convertible Subordinated Notes' aggregate principal amount by the average price of the Company's common stock during the period. The effect of the Convertible Subordinated Notes was antidilutive for the year ended December 31, 2013. See Note 11 Debt for further explanation of the Company's Convertible Subordinated Notes. Total weighted average restricted shares and antidilutive stock options were 6.8 million shares, 7.4 million shares, and 7.0 million shares, for the years ended December 31, 2015, 2014, and 2013, respectively.
The computation of basic and diluted net income attributable to Trinity Industries, Inc. follows.

	Year Ended December 31, 2015
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income from continuing operations	$826.0
Less: net income from continuing operations attributable to noncontrolling interest	29.5
Net income from continuing operations attributable to Trinity Industries, Inc.	796.5
Unvested restricted share participation	(24.1)
Net income from continuing operations attributable to Trinity Industries, Inc. – basic	772.4	150.2	$5.14
Effect of dilutive securities:
Stock options	—	—
Convertible subordinated notes	0.3	2.0
Net income from continuing operations attributable to Trinity Industries, Inc. – diluted	$772.7	152.2	$5.08

Net income from discontinued operations, net of taxes	$—
Unvested restricted share participation	—
Net income from discontinued operations, net of taxes – basic	—	150.2	$—
Effect of dilutive securities:
Stock options	—	—
Convertible subordinated notes	—	2.0
Net income from discontinued operations, net of taxes – diluted	$—	152.2	$—

	Year Ended December 31, 2014
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income from continuing operations	$709.3
Less: net income from continuing operations attributable to noncontrolling interest	31.1
Net income from continuing operations attributable to Trinity Industries, Inc.	678.2
Unvested restricted share participation	(22.1)
Net income from continuing operations attributable to Trinity Industries, Inc. – basic	656.1	151.0	$4.35
Effect of dilutive securities:
Stock options	—	0.1
Convertible subordinated notes	0.7	5.6
Net income from continuing operations attributable to Trinity Industries, Inc. – diluted	$656.8	156.7	$4.19

Net income from discontinued operations, net of taxes	$—
Unvested restricted share participation	—
Net income from discontinued operations, net of taxes – basic	—	151.0	$—
Effect of dilutive securities:
Stock options	—	0.1
Convertible subordinated notes	—	5.6
Net income from discontinued operations, net of taxes – diluted	$—	156.7	$—

	Year Ended December 31, 2013
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income from continuing operations	$386.1
Less: net loss from continuing operations attributable to noncontrolling interest	16.9
Net income from continuing operations attributable to Trinity Industries, Inc.	369.2
Unvested restricted share participation	(12.0)
Net income from continuing operations attributable to Trinity Industries, Inc. – basic	357.2	152.8	$2.34
Effect of dilutive securities:
Stock options	—	0.1
Convertible subordinated notes	—	—
Net income from continuing operations attributable to Trinity Industries, Inc. – diluted	$357.2	152.9	$2.34

Net income from discontinued operations, net of taxes	$6.3
Unvested restricted share participation	(0.2)
Net income from discontinued operations, net of taxes – basic	6.1	152.8	$0.04
Effect of dilutive securities:
Stock options	—	0.1
Convertible subordinated notes	—	—
Net income from discontinued operations, net of taxes – diluted	$6.1	152.9	$0.04

Note 18. Commitments and Contingencies
Highway products litigation
We previously reported the filing of a False Claims Act (“FCA”) complaint in the United States District Court for the Eastern District of Texas, Marshall Division (“District Court”) styled Joshua Harman, on behalf of the United States of America, Plaintiff/Relator v. Trinity Industries, Inc., Defendant, Case No. 2:12-cv-00089-JRG (E.D. Tex.). In this case, the relator, Mr. Joshua Harman, alleged the Company violated the FCA pertaining to sales of the Company's ET-Plus® System, a highway guardrail end-terminal (“ET Plus”). On October 20, 2014, a trial in this case concluded with a jury verdict stating that the Company and its subsidiary, Trinity Highway Products, LLC (“Trinity Highway Products”), “knowingly made, used or caused to be made or used, a false record or statement material to a false or fraudulent claim" awarding $175.0 million in damages. Following unsuccessful settlement negotiations to resolve this dispute and the District Court's denial of the Company’s post-verdict motion for judgment as a matter of law, on June 9, 2015 the District Court entered judgment on the verdict in the total amount of $682.4 million, comprised of $175.0 million in damages, which amount is automatically trebled under the FCA to $525.0 million plus $138.4 million in civil penalties and $19.0 million in costs and attorney’s fees.
On June 23, 2015, the District Court approved the Company’s posting of a supersedeas bond in the amount of $686.0 million (the “Bond”) and ordered a stay of the execution of the District Court’s June 9, 2015 entry of judgment of $682.4 million against the Company pending resolution of all appeals. The Company obtained the Bond on an unsecured basis for an initial annual premium of $3.9 million.
The Company maintains that Mr. Harman’s allegations are without merit. On July 7, 2015, the Company filed a Motion for New Trial with the District Court and on August 3, 2015, the Motion was denied. On August 28, 2015, the Company filed a Notice of Appeal to the United States Court of Appeals for the Fifth Circuit (“Fifth Circuit”). The Company expects to file the first brief in support of its appeal with the Fifth Circuit in March 2016. The Notice of Appeal, related filings, and any appellate review will result in legal expenses which are expensed as incurred.
Texas A&M Transportation Institute (“TTI”), a member of The Texas A&M University System, designed the technology employed in the ET Plus. The Texas A&M University System is the owner of patents issued by the U.S. Patent Office that cover the ET Plus. Trinity Highway Products manufactures and markets the ET Plus pursuant to an exclusive license granted by The Texas A&M University System. In 2005, Trinity Highway Products contracted with TTI to conduct crash testing of the ET Plus to demonstrate compliance with the required crash test criteria set out in National Cooperative Highway Research Program Report 350 (“Report 350”). Following the 2005 crash testing, TTI prepared and provided to Trinity Highway Products the test reports on the crash test performance of the ET Plus. These reports were reviewed by the Federal Highway Administration (the “FHWA”) in their 2005 acceptance of the product for use on the national highway system and determination of the product’s eligibility for federal-aid reimbursement. In a memorandum dated June 17, 2014, the FHWA confirmed that “The Trinity ET Plus with 4-inch guide channels became eligible for federal-aid reimbursement under FHWA letter CC-94 on September 2, 2005. In addition, the device is eligible for reimbursement under FHWA letters CC-94A and CC-120.” In this memorandum the FHWA confirmed that the reimbursement eligibility applies at guardrail heights from 27 ¾" to 31". The memorandum goes on to state that an “unbroken chain of eligibility for federal-aid reimbursement has existed since September 2, 2005 and the ET Plus continues to be eligible today.”
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
Crash testing and FHWA assessments
Following the October 20, 2014 jury verdict, the FHWA requested that the Company conduct eight separate crash tests pursuant to crash test criteria required in Report 350. Due to the FHWA’s request for additional ET Plus crash tests, on October 24, 2014 the Company announced that it would suspend shipment of the ET Plus to customers. The FHWA-requested tests were conducted in December 2014 and January 2015 at Southwest Research Institute, an FHWA-approved and independent research facility. Following completion of the first four tests at a 27 ¾" guardrail installation height, and again after completion of the second four tests at a 31" guardrail installation height, the FHWA reported that the ET Plus passed all tests. The eight test results validate Trinity Highway Products' long standing position that the ET Plus performs as tested for both guardrail installation heights when properly installed and maintained. On March 11, 2015, the FHWA and the American Association of State Highway and Transportation Officials ("AASHTO") released the findings of a joint task force ("Task Force I"), comprised of representatives from the FHWA, AASHTO, the state Departments of Transportation of South Dakota, New Hampshire, Missouri, Ohio, Delaware, and Wyoming, and the Ministry of Transportation of Ontario, Canada, that evaluated field measurement data collected by FHWA engineers from more than 1,000 4-inch ET Plus devices installed on roadways throughout the country. Task Force I concluded there is no evidence to suggest that there are multiple versions of the 4-inch ET Plus on the nation's roadways. Task Force I also concluded that the ET Plus end terminals crash tested at Southwest Research Institute in December 2014 and January 2015 were representative of the devices installed across the country.
The FHWA and AASHTO formed a second joint task force ("Task Force II”) comprised of representatives from the FHWA, AASHTO, the state Departments of Transportation of Iowa, Georgia, New Hampshire, North Carolina, New York, Michigan, Missouri, Delaware, and Utah, and independent experts to further evaluate the in-service performance of the ET Plus and other guardrail end terminals through the collection and analysis of a broad array of data. In a report dated September 11, 2015, the FHWA and AASHTO released certain findings, conclusions, and recommendations of Task Force II, including but not limited to, the following: there are no performance limitations unique to the ET Plus; there will be real-world accident conditions that exceed the performance expectations of all manufacturers’ guardrail end terminal systems; and additional crash testing of all existing Report 350 compliant guardrail end terminals, including the ET Plus, “would not be informative” and “would be irrelevant”.
The Company is vigorously pursuing a reversal of the $682.4 million judgment before the Fifth Circuit. Based on information currently available to the Company including the significance of the successful completion of eight post-verdict crash tests of the ET Plus and the favorable findings and conclusions published by both Task Force I and II regarding ET Plus end terminal systems installed on the nation's roadways, we do not believe that a loss is probable in this matter, therefore no accrual has been included in the accompanying consolidated financial statements.
Revenues from sales of the ET Plus in the United States, included in the Construction Products Group, totaled approximately $35.1 million for the year ended December 31, 2014 which represented approximately 0.6% of the Company’s consolidated revenues for that year. There were no revenues from the sales of ET Plus systems for the nine months ended September 30, 2015 as a result of the Company’s action to suspend shipments of the product. The Company resumed shipment of the product in the fourth quarter of 2015 generating an insignificant amount of revenue from the shipment of ET Plus systems for the year ended December 31, 2015.
State, county, and municipal actions
Trinity is aware of 36 states and the District of Columbia that have removed the ET Plus from their respective qualified products list.
Mr. Harman filed a qui tam action pursuant to the Virginia Fraud Against Taxpayers Act (“VFATA”), entitled Commonwealth of Virginia ex rel. Joshua M. Harman v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. CL13-698 (Circuit Court, Richmond, Virginia), alleging the Company violated the VFATA pertaining to sales of the ET Plus. The Commonwealth of Virginia has intervened in Mr. Harman's Virginia state action. Mr. Harman and the Commonwealth of Virginia are seeking damages, civil penalties, attorneys’ fees, costs and interest. At this time this case has been stayed by the order of the court pending resolution of Joshua Harman, on behalf of the United States of America, Plaintiff/Relator v. Trinity Industries, Inc., Defendant, Case No. 2:12-cv-00089-JRG (E.D. Tex.). In September and October 2015, the Virginia Department of Transportation (“VDOT”) conducted a series of six crash tests on the ET Plus. VDOT released the results of the six crash tests in December 2015, concluding the ET Plus passed all four crash tests that VDOT represented to be "standard" tests under Report 350. VDOT reported that it had concerns about the results of one of its two admittedly "non-standard" crash tests. The Company disagrees with VDOT's interpretation of the results of this non-standard crash test and VDOT's related conclusions regarding the ET Plus. VDOT announced plans to replace any damaged ET Plus systems with VDOT approved products and expects to begin, no later than the fall of 2016, replacing all guardrail end terminals in the Commonwealth with guardrails meeting the crash test criteria and performance evaluation standards set out in the Manual for Assessing Safety Hardware ("MASH").
Mr. Harman has also filed six additional separate state qui tam actions pursuant to the Indiana False Claims and Whistleblower Protection Act (State of Indiana ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 49D06-1407-PL-024117, In the Sixth Court of Marion County, Indiana); the Delaware False Claims and Reporting Act (State of Delaware ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Civ. No. N14C-06-227 MMJ CCLD, In the Superior Court of the State of Delaware In and For New Castle County); the Iowa False Claims Act (State of Iowa ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. CVCV048309, In the Iowa District Court for Polk County); the Rhode Island False Claims Act (State of Rhode Island ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 14-3498, In the Superior Court for the State of Rhode Island and Providence Plantations); the Tennessee False Claims Act (State of Tennessee ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 14C2652, In the Circuit Court for Davidson County, Tennessee); and the Minnesota False Claims Act (State of Minnesota ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 62-CV-14-3457, In the Second Judicial District Court, Ramsey County, Minnesota). In each of these six cases Mr. Harman is alleging the Company violated the respective state false claims act pertaining to sales of the ET Plus and he is seeking damages, civil penalties, attorneys’ fees, costs and interest. Also, in each of these six cases the respective states’ Attorney General filed its Notice of Election to Decline Intervention in the matter. At this time each of these cases is stayed.

The Company believes these state qui tam lawsuits are without merit and intends to vigorously defend all allegations. Other states could take similar or different actions, and could be considering similar state false claims or other litigation against the Company.
The Company is aware of four class action lawsuits involving claims pertaining to the ET Plus. The Company has been served in a lawsuit filed November 6, 2014, titled Hamilton County, Illinois and Macon County, Illinois, Individually and on behalf of all Other Counties in the State of Illinois vs. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 3:14-cv-1320 (Southern District of Illinois). This complaint was later amended to substitute St. Clair County, Illinois for Hamilton County as a lead plaintiff. The case is being brought by plaintiffs for and on behalf of themselves and the other 101 counties of the State of Illinois. The plaintiffs allege that the Company and Trinity Highway Products made a series of un-tested modifications to the ET Plus and falsely certified that the modified ET Plus was acceptable for use on the nation’s highways based on federal testing standards and approval for federal-aid reimbursement. The plaintiffs also allege breach of implied warranties, violation of the Illinois Uniform Deceptive Trade Practices Act and unjust enrichment, for which plaintiffs seek actual damages related to purchases of the ET Plus, compensatory damages for establishing a common fund for class members, punitive damages, attorneys' fees, and injunctive relief. This lawsuit was previously stayed by order of the Court. On September 30, 2015, the Court lifted the stay on this action.
The Company has also been served in a lawsuit filed February 11, 2015 titled The Corporation of the City of Stratford and Trinity Industries, Inc., Trinity Highway Products, LLC, and Trinity Industries Canada, Inc., Case No. 15-2622 CP, pending in Ontario Superior Court of Justice. The alleged class in this matter has been identified as persons in Canada who purchased and/or used an ET Plus guardrail end terminal. The plaintiff alleges that Trinity Industries, Inc., Trinity Highway Products, LLC, and Trinity Industries Canada, Inc., failed to warn of dangers associated with undisclosed modifications to the ET Plus guardrail end terminals, breached an implied warranty, breached a duty of care, and were negligent. The plaintiff is seeking $400 million in compensatory damages and $100 million in punitive damages. Alternatively, the plaintiff claims the right to an accounting or other restitution remedy for disgorgement of the revenues generated by the sale of the modified ET Plus in Canada.
The Company has been served in a lawsuit filed February 25, 2015, titled La Crosse County, individually and on behalf of all others similarly situated vs. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 15-cv-117 (Western District of Wisconsin). The case is being brought by the plaintiffs for and on behalf of themselves and all other purchasers of allegedly defective ET Pluses, including proposed statewide and nationwide classes. The plaintiff alleges that the Company and Trinity Highway Products made a series of un-tested modifications to the ET Plus and falsely certified that the modified ET Plus was acceptable for use on the nation’s highways based on federal testing standards and approval for federal-aid reimbursement. The plaintiff also alleges strict liability design defect, breach of contract, breach of express and implied warranties, violation of the Wisconsin Uniform Deceptive Trade Practices Act, and unjust enrichment. The plaintiff seeks a declaratory judgment that the ET Plus is defective, actual damages related to class-wide purchases of the ET Plus, punitive damages, statutory penalties, interest, attorneys' fees, and injunctive relief.
The Company has been served in a lawsuit filed November 5, 2015, titled Jackson County, Missouri, individually and on behalf of a class of others similarly situated vs. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 1516-CV23684 (Circuit Court of Jackson County, Missouri). The case is being brought by plaintiff for and on behalf of themselves and all Missouri counties with the population of 10,000 or more persons, including the City of St. Louis, and the State of Missouri’s transportation authority. The plaintiff alleges that the Company and Trinity Highway Products did not disclose design changes to the ET Plus and these allegedly undisclosed design changes made the ET Plus allegedly defective, unsafe, and unreasonably dangerous. The plaintiff alleges product liability negligence, product liability strict liability, and negligently supplying dangerous instrumentality for supplier’s business purposes. The plaintiff seeks compensatory damages, interest, attorneys' fees, and costs, and in the alternative plaintiff seeks a declaratory judgment that the ET Plus is defective, the Company’s conduct was unlawful, and class-wide costs and expenses associated with removing and replacing the ET Plus throughout Missouri.
The Company believes each of these county and municipal class action lawsuits is without merit and intends to vigorously defend all allegations. While the financial impacts of these four county and municipal class action lawsuits are currently unknown, they could be material.
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

Product liability cases
The Company is currently defending a number of product liability lawsuits in several different states that are alleged to involve the ET Plus as well as other products manufactured by Trinity Highway Products. These cases are diverse in light of the randomness of collisions in general and the fact that each accident involving a roadside device such as an end terminal, or any other fixed object along the highway has its own unique facts and circumstances. Report 350 recognizes that performance of even the most carefully researched and tested roadside device is subject to physical laws and the crash worthiness of vehicles. The Company expects the judgment in the FCA case, coupled with the media attention such judgment has generated, will prompt the plaintiff’s bar to seek out individuals involved in collisions with a Trinity Highway Products manufactured product as potential clients, which may result in additional product liability lawsuits being filed against the Company. The Company carries general liability insurance to mitigate the impact of adverse judgment exposures in these product liability cases. To the extent that the Company believes that a loss is probable with respect to these product liability cases, the accrual for such losses is included in the amounts described below under "Other matters".
Shareholder class actions
Thomas Nemky, Individually and On Behalf of All Other Similarly Situated v. Trinity Industries, Inc., Timothy R. Wallace, and James E. Perry, Case No. (2:15-CV-00732) was filed in U.S. District Court in the Eastern District of Texas on May 15, 2015 (“Nemky”).  Richard J. Isolde, Individually and On Behalf of All Other Similarly Situated v. Trinity Industries, Inc., Timothy R. Wallace, and James E. Perry, Case No. (3:15-CV-2093) was filed in U.S. District Court in the Northern District of Texas on June 19, 2015 (“Isolde”). The complaints in the Nemky and Isolde cases allege that defendants Trinity Industries, Inc., Timothy R. Wallace, and James E. Perry violated Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and Section 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements and/or by failing to disclose material facts about Trinity’s ET Plus and the FCA case styled Joshua Harman, on behalf of the United States of America, Plaintiff/Relator v. Trinity Industries, Inc., Defendant, Case No. 2:12-cv-00089-JRG (E.D. Tex.). On September 21, 2015, the District Court in the Eastern District of Texas appointed the Department of the Treasury of the State of New Jersey and its Division of Investment as the lead plaintiff in the Nemky case. On October 5, 2015, the District Court in the Eastern District of Texas granted the Company’s, Mr. Wallace’s, and Mr. Perry’s motion to transfer venue to the Northern District of Texas in the Nemky case. The Nemky case was transferred to the District Court in the Northern District of Texas on November 3, 2015. On December 8, 2015, the District Court in the Northern District of Texas denied as moot the motion by the Department of the Treasury of the State of New Jersey and its Division of Investment to transfer venue to the Eastern District of Texas in the Isolde case.  On January 11, 2016, the Nemky and Isolde cases were consolidated in the District Court for the Northern District of Texas, with all future filings to be filed in the Isolde case. Trinity, Mr. Wallace, and Mr. Perry deny and intend to vigorously defend against the allegations in the Isolde case.
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
Stockholder books and records requests
The Company has received multiple requests from stockholders pursuant to the Delaware General Corporation Law to review certain of the Company's books and records related to the ET Plus and the FCA case styled Joshua Harman, on behalf of the United States of America, Plaintiff/Relator v. Trinity Industries, Inc., Defendant, Case No. 2:12-cv-00089-JRG (E.D. Tex.). The stockholders' stated purpose for seeking access to the Company's books and records is to investigate the possibility of whether the directors or officers of the Company committed breaches of fiduciary duty or other wrongdoing. In accordance with the Company's obligations under the Delaware law when such requests are properly filed, the Company has provided books and records to some of those stockholders.
Train derailment
As previously reported, the Company was named as a respondent in litigation originally filed July 15, 2013 in Superior Court, Province of Quebec, District of Saint-Francois, styled Yannick Gagne and Guy Ouellet vs. Rail World, Inc., et al related to the July 2013 crude oil unit train derailment in Lac-Mégantic, Quebec. The Company was also named as a defendant in multiple cases filed by the estates of decedents in Illinois, Texas and Maine seeking damages for alleged wrongful death and property damage arising from the same incident. These cases, if not dismissed as to the Company, were either transferred to Maine (as related to the bankruptcy proceedings pending there of the involved railroad) and stayed, or are constructively stayed as to the Company in view of a settlement reached in the context of the railroad’s bankruptcy proceedings in both Canada and the U.S.  The referenced settlement resolves the entirety of all of the above referenced derailment litigation as to the Company within the limits of available insurance in an amount that is not material to its consolidated financial statements. This settlement is approved by the Canadian and U.S. Bankruptcy courts as part of the railroad’s respective plans of liquidation.  The U.S. District Court of Maine has also issued an order confirming the plan which is now considered in effect.  Any pending claims are thus all subject to dismissal which is expected to be effectuated through cooperation of the plaintiffs and the railroad’s bankruptcy trustee per the subject plan.

Other matters
The Company is involved in claims and lawsuits incidental to our business arising from various matters including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters, taking into consideration our rights in indemnity and recourse to third parties is $3.5 million to $23.6 million. This range includes any amount related to the Highway Products litigation matters described above in the section titled “Product liability cases”. At December 31, 2015, total accruals of $13.6 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying consolidated balance sheet. The Company believes any additional liability would not be material to its financial position or results of operations.
Trinity is subject to remedial orders and federal, state, local, and foreign laws and regulations relating to the environment and the workplace. The Company has reserved $4.3 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. We believe that we are currently in substantial compliance with environmental and workplace laws and regulations.
Other commitments
Non-cancelable purchase obligations amounted to $874.8 million as of December 31, 2015, of which $744.5 million is for the purchase of raw materials and components, principally by the Rail, Inland Barge, and Energy Equipment Groups.

Note 19. Financial Statements for Guarantors of the Senior Notes
The Company’s Senior Notes are fully and unconditionally and jointly and severally guaranteed by certain of Trinity’s 100%-owned subsidiaries: Trinity Industries Leasing Company; Trinity Marine Products, Inc.; Trinity North American Freight Car, Inc.; Trinity Rail Group, LLC; Trinity Tank Car, Inc.; and Trinity Meyer Utility Structures LLC (collectively, the "Combined Guarantor Subsidiaries”). The Senior Notes indenture agreement includes customary provisions for the release of the guarantees by the Combined Guarantor Subsidiaries upon the occurrence of certain allowed events including the release of one or more of the Combined Guarantor Subsidiaries as guarantor under the Company's revolving credit facility. As part of the revolving credit facility renewal in May 2015, Trinity Construction Materials, Inc., Trinity Highway Products, LLC, Trinity Parts & Components, LLC, and Trinity Structural Towers, Inc. were released from their respective guarantees under the revolving credit facility and, accordingly, were released from their respective guarantees under the Senior Notes indenture agreement. Amounts previously reported have been adjusted to include the Combined Guarantor Subsidiaries as of December 31, 2015. See Note 11 Debt. The Senior Notes are not guaranteed by any remaining 100%-owned subsidiaries of the Company or partially-owned subsidiaries (“Combined Non-Guarantor Subsidiaries”).
As of December 31, 2015, assets held by the Combined Non-Guarantor Subsidiaries included $160.5 million of restricted cash that was not available for distribution to Trinity Industries, Inc. (“Parent”), $3,437.1 million of equipment securing certain non-recourse debt, $71.2 million of equipment securing certain lease obligations held by the Combined Non-Guarantor Subsidiaries, and $359.0 million of assets located in foreign locations. As of December 31, 2014, assets held by the Combined Non-Guarantor Subsidiaries included $194.4 million of restricted cash that was not available for distribution to the Parent, $3,936.8 million of equipment securing certain non-recourse debt, $87.5 million of equipment securing certain lease obligations held by the Combined Non-Guarantor Subsidiaries, and $395.5 million of assets located in foreign locations.

Statement of Operations and Comprehensive Income
Year Ended December 31, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$4,668.8	$2,642.6	$(918.7)	$6,392.7
Cost of revenues	(2.0)	3,594.9	2,005.3	(942.0)	4,656.2
Selling, engineering, and administrative expenses	147.0	153.3	176.1	—	476.4
Gains on dispositions on property	2.0	86.0	90.8	—	178.8
	143.0	3,662.2	2,090.6	(942.0)	4,953.8
Operating profit (loss)	(143.0)	1,006.6	552.0	23.3	1,438.9
Other (income) expense	(118.7)	68.6	237.0	—	186.9
Equity in earnings of subsidiaries, net of taxes	920.0	217.4	—	(1,137.4)	—
Income from continuing operations before income taxes	895.7	1,155.4	315.0	(1,114.1)	1,252.0
Provision (benefit) for income taxes	99.2	353.2	12.5	(38.9)	426.0
Net income from continuing operations	796.5	802.2	302.5	(1,075.2)	826.0
Income (loss) from discontinued operations, net of provision (benefit) for income taxes	—	—	—	—	—
Net income	796.5	802.2	302.5	(1,075.2)	826.0
Net income attributable to noncontrolling interest	—	—	—	29.5	29.5
Net income attributable to controlling interest	$796.5	$802.2	$302.5	$(1,104.7)	$796.5

Net income	$796.5	$802.2	$302.5	$(1,075.2)	$826.0
Other comprehensive income (loss)	(6.0)	—	5.5	—	(0.5)
Comprehensive income	790.5	802.2	308.0	(1,075.2)	825.5
Comprehensive income attributable to noncontrolling interest	—	—	—	32.5	32.5
Comprehensive income attributable to controlling interest	$790.5	$802.2	$308.0	$(1,107.7)	$793.0

Statement of Operations and Comprehensive Income
Year Ended December 31, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$4,290.3	$2,700.2	$(820.5)	$6,170.0
Cost of revenues	2.3	3,345.5	2,098.5	(826.5)	4,619.8
Selling, engineering, and administrative expenses	115.6	124.9	163.1	—	403.6
Gains on dispositions on property	(1.4)	41.3	64.5	—	104.4
	119.3	3,429.1	2,197.1	(826.5)	4,919.0
Operating profit (loss)	(119.3)	861.2	503.1	6.0	1,251.0
Other (income) expense	(60.3)	57.1	190.1	—	186.9
Equity in earnings of subsidiaries, net of taxes	741.7	191.8	—	(933.5)	—
Income from continuing operations before income taxes	682.7	995.9	313.0	(927.5)	1,064.1
Provision (benefit) for income taxes	4.5	297.2	50.6	2.5	354.8
Net income from continuing operations	678.2	698.7	262.4	(930.0)	709.3
Income (loss) from discontinued operations, net of provision (benefit) for income taxes	—	—	—	—	—
Net income	678.2	698.7	262.4	(930.0)	709.3
Net income attributable to noncontrolling interest	—	—	—	31.1	31.1
Net income attributable to controlling interest	$678.2	$698.7	$262.4	$(961.1)	$678.2

Net income	$678.2	$698.7	$262.4	$(930.0)	$709.3
Other comprehensive income (loss)	(33.9)	(8.5)	11.4	—	(31.0)
Comprehensive income	644.3	690.2	273.8	(930.0)	678.3
Comprehensive income attributable to noncontrolling interest	—	—	—	34.1	34.1
Comprehensive income attributable to controlling interest	$644.3	$690.2	$273.8	$(964.1)	$644.2

Statement of Operations and Comprehensive Income
Year Ended December 31, 2013
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$2,768.5	$2,237.7	$(640.9)	$4,365.3
Cost of revenues	0.6	2,227.5	1,740.2	(646.0)	3,322.3
Selling, engineering, and administrative expenses	72.7	87.4	131.9	(0.7)	291.3
Gains on dispositions on property	0.3	11.1	9.8	—	21.2
	73.0	2,303.8	1,862.3	(646.7)	3,592.4
Operating profit (loss)	(73.0)	464.7	375.4	5.8	772.9
Other (income) expense	(71.5)	40.5	213.4	—	182.4
Equity in earnings of subsidiaries, net of taxes	378.6	84.6	—	(463.2)	—
Income from continuing operations before income taxes	377.1	508.8	162.0	(457.4)	590.5
Provision (benefit) for income taxes	1.6	160.7	40.0	2.1	204.4
Net income from continuing operations	375.5	348.1	122.0	(459.5)	386.1
Income (loss) from discontinued operations, net of provision (benefit) for income taxes	—	—	6.3	—	6.3
Net income	375.5	348.1	128.3	(459.5)	392.4
Net income attributable to noncontrolling interest	—	—	—	16.9	16.9
Net income attributable to controlling interest	$375.5	$348.1	$128.3	$(476.4)	$375.5

Net income	$375.5	$348.1	$128.3	$(459.5)	$392.4
Other comprehensive income (loss)	48.2	8.4	18.1	—	74.7
Comprehensive income	423.7	356.5	146.4	(459.5)	467.1
Comprehensive income attributable to noncontrolling interest	—	—	—	21.1	21.1
Comprehensive income attributable to controlling interest	$423.7	$356.5	$146.4	$(480.6)	$446.0

Balance Sheet
December 31, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$768.3	$1.7	$51.1	$(35.1)	$786.0
Short-term marketable securities	84.9	—	—	—	84.9
Receivables, net of allowance	0.1	196.3	173.5	—	369.9
Income tax receivable	94.9	—	—	—	94.9
Inventory	—	634.1	325.4	(16.4)	943.1
Property, plant, and equipment, net	37.7	1,597.0	4,204.3	(491.0)	5,348.0
Investments in and advances to subsidiaries	6,262.9	3,633.1	908.5	(10,804.5)	—
Restricted cash	—	0.2	160.5	35.1	195.8
Goodwill and other assets	178.8	579.8	304.7	—	1,063.3
	$7,427.6	$6,642.2	$6,128.0	$(11,311.9)	$8,885.9
Liabilities:
Accounts payable	$9.9	$62.9	$144.3	$(0.3)	$216.8
Accrued liabilities	224.9	137.3	168.5	(1.1)	529.6
Debt	800.6	35.6	2,359.2	—	3,195.4
Deferred income	—	25.4	1.7	—	27.1
Deferred income taxes	31.2	711.3	9.4	0.3	752.2
Advances from subsidiaries	2,212.2	—	—	(2,212.2)	—
Other liabilities	100.1	13.6	2.4	—	116.1
Total stockholders' equity	4,048.7	5,656.1	3,442.5	(9,098.6)	4,048.7
	$7,427.6	$6,642.2	$6,128.0	$(11,311.9)	$8,885.9

Balance Sheet
December 31, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$827.7	$11.1	$89.4	$(40.3)	$887.9
Short-term marketable securities	75.0	—	—	—	75.0
Receivables, net of allowance	—	187.5	218.2	(0.4)	405.3
Income tax receivable	58.6	—	—	—	58.6
Inventory	—	801.9	284.6	(18.1)	1,068.4
Property, plant, and equipment, net	29.3	813.6	4,624.3	(564.3)	4,902.9
Investments in and advances to subsidiaries	4,431.1	2,610.6	526.4	(7,568.1)	—
Restricted cash	—	—	194.4	40.3	234.7
Goodwill and other assets	175.1	575.3	342.3	(30.2)	1,062.5
	$5,596.8	$5,000.0	$6,279.6	$(8,181.1)	$8,695.3
Liabilities:
Accounts payable	$15.0	$155.5	$125.5	$(0.6)	$295.4
Accrued liabilities	235.8	280.3	193.5	—	709.6
Debt	784.0	38.9	2,691.6	—	3,514.5
Deferred income	—	34.5	1.9	—	36.4
Deferred income taxes	—	634.1	12.1	(13.6)	632.6
Advances from subsidiaries	1,072.0	—	—	(1,072.0)	—
Other liabilities	92.6	13.0	3.8	—	109.4
Total stockholders' equity	3,397.4	3,843.7	3,251.2	(7,094.9)	3,397.4
	$5,596.8	$5,000.0	$6,279.6	$(8,181.1)	$8,695.3
Asset and debt balances previously reported have been adjusted to reflect the adoption of ASU 2015-03 requiring debt issuance costs in financial statements to be presented as a direct deduction from the related debt liability rather than as an asset. See Note 1 Summary of Significant Accounting Policies.

Statement of Cash Flows
Year Ended December 31, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income	$796.5	$802.2	$302.5	$(1,075.2)	$826.0
Equity in earnings of subsidiaries, net of taxes	(920.0)	(217.4)	—	1,137.4	—
Other	57.8	(33.1)	146.4	(57.4)	113.7
Net cash provided (required) by operating activities - continuing	(65.7)	551.7	448.9	4.8	939.7
Net cash provided by operating activities - discontinued	—	—	—	—	—
Net cash provided (required) by operating activities	(65.7)	551.7	448.9	4.8	939.7
Investing activities:
(Increase) decrease in short-term marketable securities	(9.9)	—	—	—	(9.9)
Proceeds from railcar lease fleet sales owned more than one year	—	290.6	267.2	(43.2)	514.6
Proceeds from disposition of property and other assets	—	1.9	6.3	—	8.2
Capital expenditures – leasing	—	(821.6)	(55.4)	43.2	(833.8)
Capital expenditures – manufacturing and other	(14.5)	(39.1)	(142.4)	—	(196.0)
Acquisitions, net of cash acquired	—	—	(46.2)	—	(46.2)
(Increase) decrease in investment in partially-owned subsidiaries	—	24.8	—	(24.8)	—
Divestitures	—	—	51.3	—	51.3
Other	—	0.2	0.3	—	0.5
Net cash provided (required) by investing activities - continuing	(24.4)	(543.2)	81.1	(24.8)	(511.3)
Net cash provided (required) by investing activities - discontinued	—	—	—	—	—
Net cash provided (required) by investing activities	(24.4)	(543.2)	81.1	(24.8)	(511.3)
Financing activities:
Proceeds from issuance of common stock, net	0.3	—	—	—	0.3
Excess tax benefits from stock-based compensation	13.3	—	—	—	13.3
Payments to retire debt	—	(3.2)	(584.0)	—	(587.2)
Proceeds from issuance of debt	(1.5)	—	243.9	—	242.4
(Increase) decrease in restricted cash	—	(0.2)	43.3	5.2	48.3
Shares repurchased	(115.0)	—	—	—	(115.0)
Dividends paid to common shareholders	(64.9)	—	—	—	(64.9)
Purchase of shares to satisfy employee tax on vested stock	(27.5)	—	—	—	(27.5)
Proceeds from sale of interests in partially-owned leasing subsidiaries	—	—	—	—	—
Repurchase of noncontrolling interest in partially-owned leasing subsidiaries	—	—	—	—	—
Contributions from noncontrolling interest	—	—	—	—	—
Contributions from controlling interest in partially-owned leasing subsidiaries	—	—	—	—	—
Distributions to noncontrolling interest	—	—	(39.2)	—	(39.2)
Distributions to controlling interest in partially-owned leasing subsidiaries	—	—	(24.8)	24.8	—
Change in intercompany financing between entities	226.0	(14.5)	(206.7)	(4.8)	—
Other	—	—	(0.8)	—	(0.8)
Net cash provided (required) by financing activities - continuing	30.7	(17.9)	(568.3)	25.2	(530.3)
Net cash required by financing activities - discontinued	—	—	—	—	—
Net cash provided (required) by financing activities	30.7	(17.9)	(568.3)	25.2	(530.3)
Net increase (decrease) in cash and cash equivalents	(59.4)	(9.4)	(38.3)	5.2	(101.9)
Cash and cash equivalents at beginning of period	827.7	11.1	89.4	(40.3)	887.9
Cash and cash equivalents at end of period	$768.3	$1.7	$51.1	$(35.1)	$786.0

Statement of Cash Flows
Year Ended December 31, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income	$678.2	$698.7	$262.4	$(930.0)	$709.3
Equity in earnings of subsidiaries, net of taxes	(741.7)	(191.8)	—	933.5	—
Other	(26.5)	(99.0)	240.1	(5.7)	108.9
Net cash provided (required) by operating activities - continuing	(90.0)	407.9	502.5	(2.2)	818.2
Net cash provided by operating activities - discontinued	—	—	1.0	—	1.0
Net cash provided (required) by operating activities	(90.0)	407.9	503.5	(2.2)	819.2
Investing activities:
(Increase) decrease in short-term marketable securities	74.7	—	—	—	74.7
Proceeds from railcar lease fleet sales owned more than one year	—	549.2	140.3	(423.7)	265.8
Proceeds from disposition of property and other assets	0.3	—	22.7	—	23.0
Capital expenditures – leasing	—	(222.8)	(446.2)	423.7	(245.3)
Capital expenditures – manufacturing and other	(8.3)	(58.3)	(152.7)	—	(219.3)
Acquisitions, net of cash acquired	—	(595.6)	(118.8)	—	(714.4)
(Increase) decrease in investment in partially-owned subsidiaries	—	(4.5)	—	4.5	—
Divestitures	—	—	—	—	—
Other	0.9	(0.8)	0.7	—	0.8
Net cash provided (required) by investing activities - continuing	67.6	(332.8)	(554.0)	4.5	(814.7)
Net cash provided by investing activities - discontinued	—	—	—	—	—
Net cash provided (required) by investing activities	67.6	(332.8)	(554.0)	4.5	(814.7)
Financing activities:
Proceeds from issuance of common stock, net	0.6	—	—	—	0.6
Excess tax benefits from stock-based compensation	24.4	—	—	—	24.4
Payments to retire debt	(0.5)	(3.1)	(183.0)	—	(186.6)
Proceeds from issuance of debt	395.7	—	331.6	—	727.3
(Increase) decrease in restricted cash	—	—	13.9	(12.9)	1.0
Shares repurchased	(36.5)	—	—	—	(36.5)
Dividends paid to common shareholders	(54.4)	—	—	—	(54.4)
Purchase of shares to satisfy employee tax on vested stock	(38.3)	—	—	—	(38.3)
Proceeds from sale of interests in partially-owned leasing subsidiaries	—	—	—	—	—
Repurchase of noncontrolling interest in partially-owned leasing subsidiaries	—	—	—	—	—
Contributions from noncontrolling interest	—	—	49.6	—	49.6
Contributions from controlling interest in partially-owned leasing subsidiaries	—	—	4.5	(4.5)	—
Distributions to noncontrolling interest	—	—	(28.2)	—	(28.2)
Distributions to controlling interest in partially-owned leasing subsidiaries	—	—	—	—	—
Change in intercompany financing between entities	149.4	(62.3)	(89.3)	2.2	—
Other	—	(0.7)	(1.8)	—	(2.5)
Net cash provided (required) by financing activities - continuing	440.4	(66.1)	97.3	(15.2)	456.4
Net cash required by financing activities - discontinued	—	—	(1.5)	—	(1.5)
Net cash provided (required) by financing activities	440.4	(66.1)	95.8	(15.2)	454.9
Net increase (decrease) in cash and cash equivalents	418.0	9.0	45.3	(12.9)	459.4
Cash and cash equivalents at beginning of period	409.7	2.1	44.1	(27.4)	428.5
Cash and cash equivalents at end of period	$827.7	$11.1	$89.4	$(40.3)	$887.9

Statement of Cash Flows
Year Ended December 31, 2013
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income	$375.5	$348.1	$128.3	$(459.5)	$392.4
Equity in earnings of subsidiaries, net of taxes	(378.6)	(84.6)	—	463.2	—
Other	260.6	(79.7)	218.7	(132.3)	267.3
Net cash provided (required) by operating activities - continuing	257.5	183.8	347.0	(128.6)	659.7
Net cash provided by operating activities - discontinued	—	—	2.5	—	2.5
Net cash provided (required) by operating activities	257.5	183.8	349.5	(128.6)	662.2
Investing activities:
(Increase) decrease in short-term marketable securities	(149.7)	—	—	—	(149.7)
Proceeds from railcar lease fleet sales owned more than one year	—	322.4	57.1	(247.9)	131.6
Proceeds from disposition of property and other assets	—	0.1	3.6	—	3.7
Capital expenditures – leasing	—	(545.6)	(283.4)	247.9	(581.1)
Capital expenditures – manufacturing and other	(23.7)	(53.6)	(72.6)	—	(149.9)
Acquisitions, net of cash acquired	—	—	(73.2)	—	(73.2)
(Increase) decrease in investment in partially-owned subsidiary	—	47.3	—	(47.3)	—
Divestitures	—	—	—	—	—
Other	108.8	—	—	(108.8)	—
Net cash required by investing activities - continuing	(64.6)	(229.4)	(368.5)	(156.1)	(818.6)
Net cash provided by investing activities - discontinued	—	—	0.6	—	0.6
Net cash required by investing activities	(64.6)	(229.4)	(367.9)	(156.1)	(818.0)
Financing activities:
Proceeds from issuance of common stock, net	2.5	—	—	—	2.5
Excess tax benefits from stock-based compensation	8.5	—	—	—	8.5
Payments to retire debt	—	(52.2)	(318.7)	108.8	(262.1)
Proceeds from issuance of debt	—	—	175.0	—	175.0
(Increase) decrease in restricted cash	—	—	2.5	(15.0)	(12.5)
Shares repurchased	(103.2)	—	—	—	(103.2)
Dividends paid to common shareholders	(39.3)	—	—	—	(39.3)
Purchase of shares to satisfy employee tax on vested stock	(9.6)	—	—	—	(9.6)
Proceeds from sale of interests in partially-owned leasing subsidiaries	—	—	296.7	—	296.7
Repurchase of noncontrolling interest in partially-owned leasing subsidiaries	—	(84.0)	—	—	(84.0)
Contributions from noncontrolling interest	—	—	50.0	—	50.0
Contributions from controlling interest in partially-owned leasing subsidiaries	—	—	—	—	—
Distributions to noncontrolling interest	—	—	(10.0)	—	(10.0)
Distributions to controlling interest in partially-owned leasing subsidiaries	—	—	(47.3)	47.3	—
Change in intercompany financing between entities	(148.3)	179.5	(159.8)	128.6	—
Other	—	—	0.8	—	0.8
Net cash provided (required) by financing activities - continuing	(289.4)	43.3	(10.8)	269.7	12.8
Net cash required by financing activities - discontinued	—	—	(1.5)	—	(1.5)
Net cash provided (required) by financing activities	(289.4)	43.3	(12.3)	269.7	11.3
Net increase (decrease) in cash and cash equivalents	(96.5)	(2.3)	(30.7)	(15.0)	(144.5)
Cash and cash equivalents at beginning of period	506.2	4.4	74.8	(12.4)	573.0
Cash and cash equivalents at end of period	$409.7	$2.1	$44.1	$(27.4)	$428.5

Note 20. Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in millions except per share data)
Revenues:
Manufacturing	$1,382.5	$1,445.4	$1,295.6	$1,177.6
Leasing	244.2	231.4	246.6	369.4
	1,626.7	1,676.8	1,542.2	1,547.0
Operating costs:
Costs of revenues:
Manufacturing	1,084.5	1,101.8	976.0	881.6
Leasing	126.6	117.8	133.4	234.5
	1,211.1	1,219.6	1,109.4	1,116.1
Selling, engineering, and administrative expenses	98.3	114.4	126.6	137.1
Gains on disposition of property	15.8	40.1	58.7	64.2
Operating profit	333.1	382.9	364.9	358.0
Net income	189.0	220.8	212.2	204.0
Net income attributable to Trinity Industries, Inc.	180.2	212.0	204.3	200.0
Net income attributable to Trinity Industries, Inc. per common share:
Basic	$1.15	$1.36	$1.32	$1.30

Diluted	$1.13	$1.33	$1.31	$1.30

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in millions except per share data)
Revenues:
Manufacturing	$1,018.3	$1,259.9	$1,359.8	$1,425.6
Leasing	442.2	225.4	203.0	235.8
	1,460.5	1,485.3	1,562.8	1,661.4
Operating costs:
Costs of revenues:
Manufacturing	794.7	970.2	1,062.6	1,147.6
Leasing	279.3	128.1	109.6	127.7
	1,074.0	1,098.3	1,172.2	1,275.3
Selling, engineering, and administrative expenses	83.6	96.4	113.0	110.6
Gains on disposition of property	88.4	11.4	3.6	1.0
Operating profit	391.3	302.0	281.2	276.5
Net income	233.0	173.1	156.9	146.3
Net income attributable to Trinity Industries, Inc.	226.4	164.2	149.4	138.2
Net income attributable to Trinity Industries, Inc. per common share:
Basic	$1.46	$1.05	$0.95	$0.89

Diluted	$1.42	$1.01	$0.90	$0.86

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures.
The Company maintains disclosure controls and procedures designed to ensure that it is able to collect and record the information it is required to disclose in the reports it files with the SEC, and to process, summarize, and disclose this information within the time periods specified in the rules of the SEC. The Company's Chief Executive and Chief Financial Officers are responsible for establishing and maintaining these procedures and, as required by the rules of the SEC, evaluating their effectiveness. Based on their evaluation of the Company's disclosure controls and procedures that took place as of the end of the period covered by this report, the Chief Executive and Chief Financial Officers believe that these procedures are effective to 1) ensure that the Company is able to collect, process, and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods and 2) accumulate and communicate this information to the Company's management, including its Chief Executive and Chief Financial Officers, to allow timely decisions regarding this disclosure.
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
During the three months ended December 31, 2015, there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 Framework) (COSO) in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2015, the Company's internal control over financial reporting was effective based on those criteria.
The effectiveness of internal control over financial reporting as of December 31, 2015, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company's consolidated financial statements. Ernst & Young LLP's attestation report on effectiveness of the Company's internal control over financial reporting follows:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Trinity Industries, Inc.
We have audited Trinity Industries, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Trinity Industries, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Trinity Industries, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trinity Industries, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2015 of Trinity Industries, Inc. and Subsidiaries and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 19, 2016

Item 9B. Other Information.
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information regarding the directors of the Company is incorporated by reference to the information set forth under the caption “Proposal 1 - Election of Directors” in the Company's Proxy Statement for the 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”). Information relating to the executive officers of the Company is set forth in Part I of this report under the caption “Executive Officers and Other Corporate Officers of the Company.” Information relating to the Board of Directors' determinations concerning whether at least one of the members of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407 (d)(5) of Regulation S-K is incorporated by reference to the information set forth under the caption “Corporate Governance - Board Committees - Audit Committee” in the Company's 2016 Proxy Statement. Information regarding the Company's Audit Committee is incorporated by reference to the information set forth under the caption “Corporate Governance - Board Committees - Audit Committee” in the Company's 2016 Proxy Statement. Information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference to the information set forth under the caption “Additional Information - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's 2016 Proxy Statement.
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

Item 11. Executive Compensation.
Information regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the caption “Executive Compensation” in the Company's 2016 Proxy Statement. Information concerning compensation committee interlocks and insider participation is incorporated by reference to the information set forth under the caption “Corporate Governance - Compensation Committee Interlocks and Insider Participation” in the Company's 2016 Proxy Statement. Information about the compensation committee report is incorporated by reference to the information set forth under the caption “Executive Compensation - Human Resources Committee Report” in the Company's 2016 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's 2016 Proxy Statement, under the caption “Security Ownership - Security Ownership of Certain Beneficial Owners and Management.”
The following table sets forth information about Trinity common stock that may be issued under all of Trinity's existing equity compensation plans as of December 31, 2015.
Equity Compensation Plan Information

	(a)		(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category:
Equity compensation plans approved by security holders:
Stock Options	60,793		$8.12
Restricted stock units and performance units	2,407,498	1	$—
	2,468,291			3,870,632
Equity compensation plans not approved by security holders	—	2		—
Total	2,468,291			3,870,632
____________
1 Includes 921,920 shares of common stock issuable upon the vesting and conversion of restricted stock units and 1,485,578 shares of common stock issuable upon the vesting and conversion of performance units. The restricted stock units and performance units do not have an exercise price. The performance units are granted to employees based upon a target level, however, depending upon the achievement of certain specified goals during the performance period, performance units may be adjusted to a level ranging between 0% and 200% of the target level.
2 Excludes information regarding the Trinity Deferred Plan for Director Fees. This plan permits the deferral of the payment of the annual retainer fee and board and committee meeting fees. At the election of the participant, the deferred fees may be converted into stock units with a fair market value equal to the value of the fees deferred, and such stock units are credited to the director's account (along with the amount of any dividends or stock distributions). At the time a participant ceases to be a director, cash will be distributed to the participant. At December 31, 2015, there were 225,748 stock units credited to the accounts of participants. Also excludes information regarding the Trinity Industries Supplemental Profit Sharing Plan (“Supplemental Plan”) for certain of its highly compensated employees. Information about the Supplemental Plan is incorporated herein by reference from the Company's 2016 Proxy Statement, under the caption “Executive Compensation - Compensation Discussion and Analysis - Components of Compensation - Post-employment Benefits.” At December 31, 2015, there were 86,010 stock units credited to the accounts of participants under the Supplemental Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related person transactions is incorporated by reference to the information set forth under the captions “Corporate Governance-Compensation Committee Interlocks and Insider Participation” and “Transactions with Related Persons” in the Company's 2016 Proxy Statement. Information regarding the independence of directors is incorporated by reference to the information set forth under the captions “Corporate Governance-Independence of Directors” in the Company's 2016 Proxy Statement.

Item 14. Principal Accountant Fees and Services.
Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the captions “Fees of Independent Registered Public Accounting Firm for Fiscal Years 2015 and 2014” in the Company's 2016 Proxy Statement.

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

9)	Registration Statement (Form S-8, No. 333-114854),

10)	Registration Statement (Form S-8, No. 333-115376),

11)	Registration Statement (Form S-3, No. 333-134596),

12)	Registration Statement (Form S-8, No. 333-159552),

13)	Registration Statement (Form S-8, No. 333-169452),

14)	Registration Statement (Form S-8, No. 333-183941),

15)	Registration Statement (Form S-3, No. 333-198744), and

16)	Registration Statement (Form S-3, No. 333-203876);
of our reports dated February 19, 2016 with respect to the consolidated financial statements of Trinity Industries, Inc. and Subsidiaries and the effectiveness of internal control over financial reporting of Trinity Industries, Inc. and Subsidiaries included in this Annual Report (Form 10-K) of Trinity Industries, Inc. and Subsidiaries for the year ended December 31, 2015.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 19, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By	/s/ James E. Perry
Registrant
James E. Perry
Senior Vice President and
Chief Financial Officer
February 19, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors:

/s/ John L. Adams	/s/ Douglas L. Rock
John L. Adams	Douglas L. Rock
Director	Director
Dated: February 19, 2016	Dated: February 19, 2016

/s/ Rhys J. Best	/s/ Dunia A. Shive
Rhys J. Best	Dunia A. Shive
Director	Director
Dated: February 19, 2016	Dated: February 19, 2016

/s/ David W. Biegler
David W. Biegler	Principal Executive Officer:
Director
Dated: February 19, 2016	/s/ Timothy R. Wallace
Timothy R. Wallace
/s/ Antonio Carrillo	Chairman, Chief Executive Officer, President, and Director
Antonio Carrillo	Dated: February 19, 2016
Director
Dated: February 19, 2016
Principal Financial Officer:
/s/ Leldon E. Echols
Leldon E. Echols	/s/ James E. Perry
Director	James E. Perry
Dated: February 19, 2016	Senior Vice President and Chief Financial Officer
Dated: February 19, 2016
/s/ Ronald J. Gafford
Ronald J. Gafford
Director	Principal Accounting Officer:
Dated: February 19, 2016
/s/ Mary E. Henderson
/s/ Adrián Lajous	Mary E. Henderson
Adrián Lajous	Vice President and Chief Accounting Officer
Director	Dated: February 19, 2016
Dated: February 19, 2016

/s/ Charles W. Matthews
Charles W. Matthews
Director
Dated: February 19, 2016

INDEX TO EXHIBITS Trinity Industries, Inc. Index to Exhibits (Item 15(b))

NO.	DESCRIPTION
(2.1)
Purchase Agreement, dated as of June 26, 2014, by and among McKinley 2014 Acquisition LLC, Thomas & Betts Corporation and Thomas & Betts International, LLC (incorporated by reference to Exhibit 2.1 to our Form 8-K filed June 30, 2014).

(3.1)
Amended and Restated Certificate of Incorporation of Trinity Industries, Inc., effective May 11, 2015(incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015).

(3.2)	Amended and Restated By-Laws of Trinity Industries, Inc., effective May 4, 2015 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed May 8, 2015).
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

(4.3.1)
First Supplemental Indenture dated September 25, 2014, by and among Trinity Industries, Inc., certain of its subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to our Form 8-K filed September 25, 2014).

(4.3.2)
Second Supplemental Indenture dated March 24, 2015, by and among Trinity Industries, Inc., certain of its subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015).

(4.3.3)	Form of 4.550% Senior Note due 2024 (included in Exhibit 4.4.1 and incorporated by reference to Exhibit 4.3 to our Form 8-K filed September 25, 2014).
(10.1)
Form of Change in Control Agreement entered into between Trinity Industries, Inc. and the Chief Executive Officer, and each of the Senior Vice Presidents (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2013).*

(10.2)	Trinity Industries, Inc. Directors' Retirement Plan, as amended September 10, 1998 (incorporated by reference to Exhibit 10.2 of Registration Statement No. 333-117526 filed July 21, 2004).*
(10.2.1)	Amendment No. 2 to the Trinity Industries, Inc. Directors' Retirement Plan (filed herewith).*
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

(10.10)	Third Amended and Restated Trinity Industries, Inc. 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 of Registration Statement No. 333-203876 filed May 5, 2015).*
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
(10.14)
Credit Agreement, dated as of May 20, 2015, by and among Trinity Industries, Inc., as Borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent and Wells Fargo Bank, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 22,2015).

(10.14.1)
First Amendment to Credit Agreement, dated as of January 28, 2016, by and among Trinity Industries, Inc., as Borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent and Wells Fargo Bank, N.A., as Documentation Agent (filed herewith).

(10.15)
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

(10.15.1)
Amendment No. 1 to the Third Amended and Restated Warehouse Loan Agreement, dated as of April 8, 2015, among Trinity Industries Leasing Company, Trinity Rail Leasing Warehouse Trust, the banks and other lending institutions from time time party thereto, Credit Suisse AG, New York Branch, as Agent, and Wilmington Trust Company, as Collateral Agent and Depositary (incorporated by reference to Exhibit 10.1 to our Form 8-K filed April 9, 2015).

(10.16)
Master Indenture dated November 5, 2009, between Trinity Rail Leasing VII LLC and Wilmington Trust Company, as indenture trustee (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the annual period ended December 31, 2014).

(10.16.1)
Purchase and Contribution Agreement, dated November 5, 2009, among Trinity Industries Leasing Company, Trinity Rail Leasing Warehouse Trust, and Trinity Rail Leasing VII L.L.C. (incorporated by reference to Exhibit 10.20.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2014).

(10.17)	Perquisite Plan in which the Company's Executive Officers participate (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the annual period ended December 31, 2014).*
(10.18)
Purchase and Contribution Agreement, dated May 18, 2006, among Trinity Industries Leasing Company, Trinity Leasing Trust II, and Trinity Rail Leasing V L.P. (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the annual period ended December 31, 2011).

(10.18.1)
Master Indenture dated May 24, 2006, between Trinity Rail Leasing V L.P. and Wilmington Trust Company, as indenture trustee (incorporated by reference to Exhibit 10.22.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2011).

(10.19)	Board Compensation Summary Sheet (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the annual period ended December 31, 2014).*
(10.20)	Indenture dated as of October 25, 2010, between Trinity Rail Leasing 2010 LLC and Wilmington Trust Company, as indenture trustee (filed herewith).
(10.20.1)	Purchase and Contribution Agreement, dated as of October 25, 2010, among Trinity Rail Leasing Warehouse Trust, Trinity Industries Leasing Company, and Trinity Rail Leasing 2010 LLC (filed herewith).
(10.21)
Purchase and Contribution Agreement dated July 6, 2011, among TRIP Rail Leasing, LLC, Trinity Industries Leasing Company, TRIP Rail Master Funding LLC (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011).

(10.21.1)
Master Indenture dated July 6, 2011, among TRIP Rail Master Funding LLC and Wilmington Trust Company, as indenture trustee (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011).

(10.22)
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

(10.23.1)
Purchase and Contribution Agreement, dated December 19, 2012, among Trinity Rail Leasing Warehouse Trust, Trinity Industries Leasing Company, and Trinity Rail Leasing 2012 LLC (incorporated by reference to Exhibit 10.28.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2012).

(12)	Computation of Ratio of Earnings to Fixed Charges (filed herewith).
(21)	Listing of subsidiaries of Trinity Industries, Inc. (filed herewith).

INDEX TO EXHIBITS Trinity Industries, Inc. Index to Exhibits (Item 15(b))

NO.	DESCRIPTION
(23)	Consent of Ernst & Young LLP (contained on page 103 of this document and filed herewith).
(31.1)	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
(31.2)	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
(32.1)	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32.2)	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(95)	Mine Safety Disclosure Exhibit (filed herewith).
101.INS	XBRL Instance Document (filed electronically herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)
_________________
* Management contracts and compensatory plan arrangements.