Form 10-Q
period 2016-03-31
TRINITY INDUSTRIES INC
filed 2016-04-22
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At April 15, 2016 the number of shares of common stock outstanding was 150,806,218.

TRINITY INDUSTRIES, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2016	2015
	(in millions, except per share amounts)
Revenues:
Manufacturing	$1,010.1	$1,382.5
Leasing	177.8	244.2
	1,187.9	1,626.7
Operating costs:
Cost of revenues:
Manufacturing	793.9	1,084.5
Leasing	96.0	126.6
	889.9	1,211.1
Selling, engineering, and administrative expenses:
Manufacturing	61.4	61.3
Leasing	10.4	10.3
Other	24.7	26.7
	96.5	98.3
Gains (losses) on dispositions of property:
Net gains on railcar lease fleet sales owned more than one year at the time of sale	2.1	14.9
Other	(0.2)	0.9
	1.9	15.8
Total operating profit	203.4	333.1
Other (income) expense:
Interest income	(1.2)	(0.5)
Interest expense	45.8	51.5
Other, net	(0.7)	(2.3)
	43.9	48.7
Income before income taxes	159.5	284.4
Provision for income taxes	57.4	95.4
Net income	102.1	189.0
Net income attributable to noncontrolling interest	4.9	8.8
Net income attributable to Trinity Industries, Inc.	$97.2	$180.2

Net income attributable to Trinity Industries, Inc. per common share:
Basic	$0.64	$1.15
Diluted	$0.64	$1.13
Weighted average number of shares outstanding:
Basic	148.3	151.2
Diluted	148.3	154.3
Dividends declared per common share	$0.11	$0.10
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
	2016	2015
	(in millions)
Net income	$102.1	$189.0
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized losses arising during the period, net of tax benefit of $0.2 and $0.2	(0.4)	(0.3)
Reclassification adjustments for losses included in net income, net of tax benefit of $0.4 and $2.1	1.0	3.8
Currency translation adjustment	1.5	(3.8)
Defined benefit plans:
Amortization of net actuarial losses, net of tax benefit of $0.5 and $0.5	0.8	0.8
	2.9	0.5
Comprehensive income	105.0	189.5
Less: comprehensive income attributable to noncontrolling interest	5.4	9.4
Comprehensive income attributable to Trinity Industries, Inc.	$99.6	$180.1
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
	(unaudited)
	(in millions)
ASSETS
Cash and cash equivalents	$635.7	$786.0
Short-term marketable securities	199.9	84.9
Receivables, net of allowance	375.0	369.9
Income tax receivable	21.9	94.9
Inventories:
Raw materials and supplies	457.8	478.6
Work in process	260.2	222.8
Finished goods	218.1	241.7
	936.1	943.1
Restricted cash, including partially-owned subsidiaries of $83.6 and $89.9	185.6	195.8
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $1,981.6 and $1,980.1	7,372.2	7,145.4
Less accumulated depreciation, including partially-owned subsidiaries of $327.6 and $313.7	(1,848.7)	(1,797.4)
	5,523.5	5,348.0
Goodwill	754.7	753.8
Other assets	277.3	309.5
	$8,909.7	$8,885.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$223.8	$216.8
Accrued liabilities	452.3	529.6
Debt:
Recourse, net of unamortized discount of $40.0 and $44.2	840.4	836.7
Non-recourse:
Wholly-owned subsidiaries	917.5	928.7
Partially-owned subsidiaries	1,413.1	1,430.0
	3,171.0	3,195.4
Deferred income	25.8	27.1
Deferred income taxes	813.5	752.2
Other liabilities	117.3	116.1
	4,803.7	4,837.2
Stockholders’ equity:
Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – 400.0 shares authorized	1.5	1.5
Capital in excess of par value	559.5	548.5
Retained earnings	3,300.9	3,220.3
Accumulated other comprehensive loss	(113.0)	(115.4)
Treasury stock	(36.3)	(1.0)
	3,712.6	3,653.9
Noncontrolling interest	393.4	394.8
	4,106.0	4,048.7
	$8,909.7	$8,885.9
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2016	2015
	(in millions)
Operating activities:
Net income	$102.1	$189.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69.4	64.0
Stock-based compensation expense	10.3	16.4
Excess tax benefits from stock-based compensation	(0.4)	(0.4)
Provision (benefit) for deferred income taxes	60.5	(2.9)
Net gains on railcar lease fleet sales owned more than one year at the time of sale	(2.1)	(14.9)
(Gains) losses on dispositions of property and other assets	0.2	(0.9)
Non-cash interest expense	7.2	7.7
Other	(1.0)	0.8
Changes in assets and liabilities:
(Increase) decrease in receivables	67.9	(76.6)
(Increase) decrease in inventories	7.0	31.7
(Increase) decrease in restricted cash	—	(9.4)
(Increase) decrease in other assets	30.4	0.8
Increase (decrease) in accounts payable	7.0	4.0
Increase (decrease) in accrued liabilities	(73.3)	(103.3)
Increase (decrease) in other liabilities	0.9	3.4
Net cash provided by operating activities	286.1	109.4

Investing activities:
(Increase) decrease in short-term marketable securities	(115.0)	(25.0)
Proceeds from dispositions of property and other assets	1.1	1.6
Proceeds from railcar lease fleet sales owned more than one year at the time of sale	6.7	78.5
Capital expenditures – leasing, net of sold lease fleet railcars owned one year or less with a net cost of $5.7 and $53.1	(222.8)	(283.4)
Capital expenditures – manufacturing and other	(26.3)	(53.5)
Acquisitions, net of cash acquired	—	(45.5)
Other	0.2	4.2
Net cash required by investing activities	(356.1)	(323.1)

Financing activities:
Excess tax benefits from stock-based compensation	0.4	0.4
Payments to retire debt	(30.4)	(70.9)
(Increase) decrease in restricted cash	10.2	33.0
Shares repurchased	(34.7)	(18.0)
Dividends paid to common shareholders	(16.8)	(15.6)
Purchase of shares to satisfy employee tax on vested stock	(0.1)	(0.4)
Distributions to noncontrolling interest	(6.8)	(11.3)
Other	(2.1)	(0.7)
Net cash required by financing activities	(80.3)	(83.5)
Net decrease in cash and cash equivalents	(150.3)	(297.2)
Cash and cash equivalents at beginning of period	786.0	887.9
Cash and cash equivalents at end of period	$635.7	$590.7
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value)
Balances at December 31, 2015	152.9	$1.5	$548.5	$3,220.3	$(115.4)	(0.1)	$(1.0)	$3,653.9	$394.8	$4,048.7
Net income	—	—	—	97.2	—	—	—	97.2	4.9	102.1
Other comprehensive income	—	—	—	—	2.4	—	—	2.4	0.5	2.9
Cash dividends on common stock	—	—	—	(16.6)	—	—	—	(16.6)	—	(16.6)
Restricted shares, net	—	—	10.8	—	—	—	(0.6)	10.2	—	10.2
Shares repurchased	—	—	—	—	—	(2.1)	(34.7)	(34.7)	—	(34.7)
Excess tax benefits from stock-based compensation	—	—	0.2	—	—	—	—	0.2	—	0.2
Disbursements to non-controlling interest	—	—	—	—	—	—	—	—	(6.8)	(6.8)
Balances at March 31, 2016	152.9	$1.5	$559.5	$3,300.9	$(113.0)	(2.2)	$(36.3)	$3,712.6	$393.4	$4,106.0
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity”, “Company”, “we”, or “our”) including the accounts of its wholly-owned subsidiaries and its partially-owned subsidiaries, TRIP Rail Holdings LLC (“TRIP Holdings”) and RIV 2013 Rail Holdings LLC ("RIV 2013"), in which the Company has a controlling interest. In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of March 31, 2016, and the results of operations and cash flows for the three months ended March 31, 2016 and 2015, have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Because of seasonal and other factors, the results of operations for the three months ended March 31, 2016 may not be indicative of expected results of operations for the year ending December 31, 2016. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2015.
Stockholders' Equity
In December 2015, the Company’s Board of Directors renewed its $250 million share repurchase program effective January 1, 2016 through December 31, 2017. The new program replaced the previous program which expired on December 31, 2015. Under the new program, 2,070,600 shares were repurchased during the three months ended March 31, 2016, at a cost of approximately $34.7 million. During the three months ended March 31, 2015, the Company repurchased 721,040 shares at a cost of approximately $25.0 million.
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
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases", ("ASU 2016-02") which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted. We are currently evaluating the impact this standard will have on our consolidated financial statements.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, "Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting", ("ASU 2016-09") which will change how companies account for certain aspects of share-based payments to employees. Excess tax benefits related to vested awards, previously recognized in stockholders' equity, will be required to be recognized in the income statement when the awards vest. ASU 2016-09 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2016 with early adoption permitted. We are currently evaluating the impact this standard will have on our consolidated financial statements.

Note 2. Acquisitions and Divestitures
There was no acquisition or divestiture activity for the three months ended March 31, 2016. In March 2015, we completed the acquisition of the assets of a lightweight aggregates business in our Construction Products Group with facilities located in Louisiana, Alabama, and Arkansas. As of March 31, 2016, the purchase price allocation of the acquisition was finalized. Such assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level. See Note 3 Fair Value Accounting for a discussion of inputs in determining fair value.

Note 3. Fair Value Accounting
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of March 31, 2016
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$137.7	$—	$—	$137.7
Restricted cash	185.6	—	—	185.6
Total assets	$323.3	$—	$—	$323.3

Liabilities:
Interest rate hedge:(1)
Partially-owned subsidiaries	$—	$2.0	$—	$2.0
Fuel derivative instruments(1)	—	0.6	—	0.6
Total liabilities	$—	$2.6	$—	$2.6

	Fair Value Measurement as of December 31, 2015
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$174.0	$—	$—	$174.0
Restricted cash	195.8	—	—	195.8
Total assets	$369.8	$—	$—	$369.8

Liabilities:
Interest rate hedge:(1)
Partially-owned subsidiaries	$—	$1.6	$—	$1.6
Fuel derivative instruments(1)	—	0.8	—	0.8
Total liabilities	$—	$2.4	$—	$2.4
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

The carrying amounts and estimated fair values of our long-term debt are as follows:

	March 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Recourse:
Senior notes	$399.6	$338.0	$399.6	$370.3
Convertible subordinated notes	449.4	480.0	449.4	534.8
Less: unamortized discount	(39.6)		(43.8)
	409.8		405.6
Capital lease obligations	35.0	35.0	35.8	35.8
Other	0.5	0.5	0.5	0.5
	844.9	853.5	841.5	941.4
Less: unamortized debt issuance costs	(4.5)		(4.8)
	840.4		836.7
Non-recourse:
2006 secured railcar equipment notes	202.8	206.0	204.1	218.2
2009 secured railcar equipment notes	177.4	187.1	179.2	207.2
2010 secured railcar equipment notes	292.1	281.2	296.2	314.2
TILC warehouse facility	259.3	259.3	264.3	264.3
TRL 2012 secured railcar equipment notes (RIV 2013)	443.6	403.3	449.1	436.9
TRIP Master Funding secured railcar equipment notes (TRIP Holdings)	985.9	962.9	997.8	1,039.5
	2,361.1	2,299.8	2,390.7	2,480.3
Less: unamortized debt issuance costs	(30.5)		(32.0)
	2,330.6		2,358.7
Total	$3,171.0	$3,153.3	$3,195.4	$3,421.7
The estimated fair value of our senior notes and convertible subordinated notes were based on a quoted market price in a market with little activity as of March 31, 2016 and December 31, 2015, respectively (Level 2 input). The estimated fair values of our 2006, 2009, 2010, and 2012 secured railcar equipment notes and TRIP Rail Master Funding LLC (“TRIP Master Funding”) secured railcar equipment notes are based on our estimate of their fair value as of March 31, 2016 and December 31, 2015, respectively. These values were determined by discounting their future cash flows at the current market interest rate (Level 3 inputs). The carrying value of our Trinity Industries Leasing Company (“TILC”) warehouse facility approximates fair value because the interest rate adjusts to the market interest rate (Level 3 input). The fair values of all other financial instruments are estimated to approximate carrying value. See Note 11 Debt for a description of the Company's long-term debt.

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
The financial information for these segments is shown in the tables below. We operate principally in North America.
Three Months Ended March 31, 2016

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$543.2	$303.7	$846.9	$157.2
Construction Products Group	121.6	3.3	124.9	15.9
Inland Barge Group	110.8	—	110.8	12.6
Energy Equipment Group	232.5	40.9	273.4	37.4
Railcar Leasing and Management Services Group	177.8	0.7	178.5	74.2
All Other	2.0	19.9	21.9	(5.1)
Segment Totals before Eliminations and Corporate	1,187.9	368.5	1,556.4	292.2
Corporate	—	—	—	(24.7)
Eliminations – Lease subsidiary	—	(283.3)	(283.3)	(65.5)
Eliminations – Other	—	(85.2)	(85.2)	1.4
Consolidated Total	$1,187.9	$—	$1,187.9	$203.4

Three Months Ended March 31, 2015

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$875.4	$269.1	$1,144.5	$212.7
Construction Products Group	111.4	1.4	112.8	8.3
Inland Barge Group	153.1	—	153.1	27.5
Energy Equipment Group	241.5	58.6	300.1	37.2
Railcar Leasing and Management Services Group	244.2	0.6	244.8	122.8
All Other	1.1	27.0	28.1	(1.5)
Segment Totals before Eliminations and Corporate	1,626.7	356.7	1,983.4	407.0
Corporate	—	—	—	(26.7)
Eliminations – Lease subsidiary	—	(259.0)	(259.0)	(48.3)
Eliminations – Other	—	(97.7)	(97.7)	1.1
Consolidated Total	$1,626.7	$—	$1,626.7	$333.1

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
At March 31, 2016, the Company's carrying value of its investment in TRIP Holdings and RIV 2013 totaled $223.3 million representing the Company's weighted average 39% ownership interest. The remaining 61% weighted average interest is owned by third-party investor-owned funds. The Company's investments in its partially-owned leasing subsidiaries are eliminated in consolidation.
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
The assets of each of TRIP Master Funding and TRL 2012 may only be used to satisfy the particular subsidiary's liabilities, and the creditors of each of TRIP Master Funding and TRL 2012 have recourse only to the particular subsidiary's assets. Each of TILC and the third-party equity investors receive distributions from TRIP Holdings and RIV 2013, when available, in proportion to its respective equity interests, and has an interest in the net assets of the partially-owned subsidiaries upon a liquidation event in the same proportion. TILC is paid fees for the services it provides to TRIP Master Funding and TRL 2012 and has the potential to earn certain incentive fees. With respect to TRIP Holdings as of March 31, 2016, TILC has a commitment that expires in May 2016 to provide additional equity funding of up to $5.7 million for the purchase of railcars and satisfaction of certain other liabilities of TRIP Holdings. The third-party equity investors in TRIP Holdings have a similar commitment that expires in May 2016 to provide up to $12.9 million of additional equity funding. TILC and the third-party equity investors may have additional commitments to provide equity funding to TRIP Holdings that expire in May 2019 contingent upon certain returns on investment in TRIP Holdings and other conditions being met. There are no remaining equity commitments with respect to RIV 2013.
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

Note 6. Railcar Leasing and Management Services Group
The Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet management, maintenance, and leasing services. Selected consolidating financial information for the Leasing Group is as follows:

	March 31, 2016
	Leasing Group
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash, cash equivalents, and short-term marketable securities	$6.6	$—	$829.0	$835.6
Property, plant, and equipment, net	$3,380.1	$1,923.7	$950.5	$6,254.3
Net deferred profit on railcars sold to the Leasing Group				(730.8)
Consolidated property, plant and equipment, net				$5,523.5
Restricted cash	$102.0	$83.6	$—	$185.6
Debt:
Recourse	$35.0	$—	$849.9	$884.9
Less: unamortized discount	—	—	(40.0)	(40.0)
Less: unamortized debt issuance costs	(0.1)	—	(4.4)	(4.5)
	34.9	—	805.5	840.4
Non-recourse	931.6	1,429.5	—	2,361.1
Less: unamortized debt issuance costs	(14.1)	(16.4)	—	(30.5)
	917.5	1,413.1	—	2,330.6
Total debt	$952.4	$1,413.1	$805.5	$3,171.0
Net deferred tax liabilities	$794.7	$1.4	$(0.1)	$796.0

	December 31, 2015
	Leasing Group
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash, cash equivalents, and short-term marketable securities	$3.8	$—	$867.1	$870.9
Property, plant, and equipment, net	$3,126.3	$1,938.6	$956.1	$6,021.0
Net deferred profit on railcars sold to the Leasing Group				(673.0)
Consolidated property, plant and equipment, net				$5,348.0
Restricted cash	$105.9	$89.9	$—	$195.8
Debt:
Recourse	$35.8	$—	$849.9	$885.7
Less: unamortized discount	—	—	(44.2)	(44.2)
Less: uamortized debt issuance costs	(0.1)	—	(4.7)	(4.8)
	35.7	—	801.0	836.7
Non-recourse	943.8	1,446.9	—	2,390.7
Less: unamortized debt issuance costs	(15.1)	(16.9)	—	(32.0)
	928.7	1,430.0	—	2,358.7
Total debt	$964.4	$1,430.0	$801.0	$3,195.4
Net deferred tax liabilities	$746.0	$1.4	$(12.6)	$734.8
Net deferred profit on railcars sold to the Leasing Group consists of intersegment profit that is eliminated in consolidation and is, therefore, not allocated to an operating segment. See Note 5 Partially-Owned Leasing Subsidiaries and Note 11 Debt for a further discussion regarding the Company’s investment in its partially-owned leasing subsidiaries and the related indebtedness.

	Three Months Ended March 31,
	2016	2015	Percent
	($ in millions)		Change
Revenues:
Leasing and management	$170.5	$166.1	2.6%
Sales of railcars owned one year or less at the time of sale	8.0	78.7	*
Total revenues	$178.5	$244.8	(27.1)

Operating profit:
Leasing and management	$69.8	$82.3	(15.2)
Railcar sales:
Railcars owned one year or less at the time of sale	2.3	25.6
Railcars owned more than one year at the time of sale	2.1	14.9
Total operating profit	$74.2	$122.8	(39.6)

Operating profit margin:
Leasing and management	40.9%	49.5%
Railcar sales	*	*
Total operating profit margin	41.6%	50.2%

Selected expense information(1):
Depreciation	$37.4	$34.1	9.7
Maintenance	$31.6	$19.9	58.8
Rent	$9.5	$11.8	(19.5)
Interest	$31.8	$37.9	(16.1)
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
During the three months ended March 31, 2016 and 2015, the Company received proceeds from the sales of leased railcars as follows:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$8.0	$78.7
Railcars owned more than one year at the time of sale	6.7	78.5
Rail Group	8.1	15.2
	$22.8	$172.4
Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured predominantly by the Rail Group and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Leasing Group primarily enters into operating leases. Future contractual minimum rental revenues on leases are as follows:

	Remaining nine months of 2016	2017	2018	2019	2020	Thereafter	Total
	(in millions)
Future contractual minimum rental revenue	$400.8	$465.5	$377.8	$289.3	$217.6	$313.8	$2,064.8
Debt. The Leasing Group’s debt at March 31, 2016 consisted primarily of non-recourse debt. As of March 31, 2016, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $1,425.3 million which is pledged as collateral for Leasing Group debt held by those subsidiaries, including equipment with a net book value of $43.8 million securing capital lease obligations. The net book value of unpledged equipment at March 31, 2016 was $1,883.9 million. See Note 11 Debt for the form, maturities, and descriptions of Leasing Group debt.

Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is nonrecourse to Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. TRIP Master Funding equipment with a net book value of $1,344.6 million is pledged as collateral for the TRIP Master Funding debt. TRL 2012 equipment with a net book value of $579.1 million is pledged solely as collateral for the TRL 2012 secured railcar equipment notes. See Note 5 Partially-Owned Leasing Subsidiaries for a description of TRIP Holdings and RIV 2013.
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
These Leasing Group subsidiaries had total assets as of March 31, 2016 of $147.3 million, including cash of $53.7 million and railcars of $66.3 million. The subsidiaries' cash, railcars, and an interest in each sublease are pledged to collateralize the lease obligations to the Trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiaries’ lease obligations. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties to be available to Trinity. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future contractual minimum rental revenues related to these leases due to the Leasing Group are as follows:

	Remaining nine months of 2016	2017	2018	2019	2020	Thereafter	Total
	(in millions)
Future operating lease obligations of Trusts’ railcars	$22.0	$29.2	$29.2	$28.8	$26.1	$144.0	$279.3
Future contractual minimum rental revenues of Trusts’ railcars	$36.2	$40.4	$30.6	$21.4	$12.8	$23.0	$164.4
Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to operating leases other than leases discussed above are as follows:

	Remaining nine months of 2016	2017	2018	2019	2020	Thereafter	Total
	(in millions)
Future operating lease obligations	$9.7	$12.1	$12.0	$9.5	$7.7	$19.2	$70.2
Future contractual minimum rental revenues	$14.4	$13.2	$7.9	$4.5	$2.6	$4.3	$46.9
Operating lease obligations totaling $12.5 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries. See Note 6 of the December 31, 2015 Consolidated Financial Statements filed on Form 10-K for a detailed explanation of these financing transactions.

Note 7. Derivative Instruments
We may use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also may use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 Fair Value Accounting for discussion of how the Company valued its commodity hedges and interest rate swap at March 31, 2016. See Note 11 Debt for a description of the Company's debt instruments.
Interest rate hedges

			Included in accompanying balance sheet at March 31, 2016
	Notional Amount	Interest Rate(1)	Liability	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(0.9)	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$7.4	$10.0
Open hedge:
TRIP Master Funding secured railcar equipment notes	$44.4	2.62%	$2.0	$0.8	$1.1

(1)	Weighted average fixed interest rate

	Effect on interest expense - increase/(decrease)
	Three Months Ended March 31,		Expected effect during next twelve months(1)
	2016	2015
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$(0.1)	$(0.1)	$(0.2)
Promissory notes	$—	$0.7	$—
TRIP Holdings warehouse loan	$1.2	$1.3	$4.7
Open hedges:
TRIP Master Funding secured railcar equipment notes	$0.3	$0.3	$0.8
Promissory notes	$—	$3.7	$—
(1) Based on the fair value of open hedges as of March 31, 2016
During 2005 and 2006, we entered into interest rate swap derivatives in anticipation of issuing our 2006 Secured Railcar Equipment Notes. These derivative instruments, with a notional amount of $200.0 million, were settled in 2006 and fixed the interest rate on a portion of the related debt issuance. These derivative instrument transactions are being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in Accumulated Other Comprehensive Loss ("AOCL") through the date the related debt issuance closed in 2006. The balance is being amortized over the term of the related debt. The effect on interest expense is due to amortization of the AOCL balance.
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
Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $4.7 million of additional interest expense expected to be recognized during the twelve months following March 31, 2016. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with an initial notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The effect on interest expense is primarily a result of monthly interest settlements.
See Note 11 Debt regarding the related debt instruments.
Other Derivatives
Natural gas and diesel fuel
We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The effect on operating income for these instruments was not significant. The amount recorded in the consolidated balance sheet as of March 31, 2016 for these instruments was a liability of $0.6 million.

Note 8. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
	(in millions)
Manufacturing/Corporate:
Land	$88.8	$86.5
Buildings and improvements	617.4	610.4
Machinery and other	1,102.4	1,095.9
Construction in progress	62.2	68.7
	1,870.8	1,861.5
Less accumulated depreciation	(920.3)	(905.4)
	950.5	956.1
Leasing:
Wholly-owned subsidiaries:
Machinery and other	10.7	10.7
Equipment on lease	4,042.7	3,763.5
	4,053.4	3,774.2
Less accumulated depreciation	(673.3)	(647.9)
	3,380.1	3,126.3
Partially-owned subsidiaries:
Equipment on lease	2,309.1	2,307.7
Less accumulated depreciation	(385.4)	(369.1)
	1,923.7	1,938.6

Net deferred profit on railcars sold to the Leasing Group	(730.8)	(673.0)
	$5,523.5	$5,348.0
In conformity with the 2016 presentation, certain prior year balances with respect to equipment on lease cost and accumulated depreciation have been adjusted to properly reflect certain consolidating adjustments which were improperly allocated between wholly-owned subsidiaries and partially-owned subsidiaries on a gross basis. The net book value of equipment on lease for wholly-owned and partially-owned subsidiaries and in total was not affected by these adjustments.

Note 9. Goodwill
Goodwill by segment is as follows:

	March 31, 2016	December 31, 2015
		(as reported)
	(in millions)
Rail Group	$134.6	$134.6
Construction Products Group	111.0	111.0
Energy Equipment Group	507.3	506.4
Railcar Leasing and Management Services Group	1.8	1.8
	$754.7	$753.8

Note 10. Warranties
The changes in the accruals for warranties for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Beginning balance	$21.5	$17.8
Warranty costs incurred	(2.8)	(1.7)
Warranty originations and revisions	1.6	5.7
Warranty expirations	(1.6)	(1.4)
Ending balance	$18.7	$20.4

Note 11. Debt
The following table summarizes the components of debt as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(in millions)
Corporate – Recourse:
Revolving credit facility	$—	$—
Senior notes, net of unamortized discount of $0.4 and $0.4	399.6	399.6
Convertible subordinated notes, net of unamortized discount of $39.6 and $43.8	409.8	405.6
Other	0.5	0.5
	809.9	805.7
Less: unamortized debt issuance costs	(4.4)	(4.7)
	805.5	801.0
Leasing – Recourse:
Capital lease obligations, net of unamortized debt issuances costs of $0.1 and $0.1	34.9	35.7
Total recourse debt	840.4	836.7

Leasing – Non-recourse:
Wholly-owned subsidiaries:
2006 secured railcar equipment notes	202.8	204.1
2009 secured railcar equipment notes	177.4	179.2
2010 secured railcar equipment notes	292.1	296.2
TILC warehouse facility	259.3	264.3
	931.6	943.8
Less: unamortized debt issuance costs	(14.1)	(15.1)
	917.5	928.7
Partially-owned subsidiaries:
TRL 2012 secured railcar equipment notes (RIV 2013)	443.6	449.1
TRIP Master Funding secured railcar equipment notes (TRIP Holdings)	985.9	997.8
	1,429.5	1,446.9
Less: unamortized debt issuance costs	(16.4)	(16.9)
	1,413.1	1,430.0
Total non–recourse debt	2,330.6	2,358.7
Total debt	$3,171.0	$3,195.4
We have a $600.0 million unsecured corporate revolving credit facility that matures in May 2020. As of March 31, 2016, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $93.4 million, leaving $506.6 million available for borrowing. Other than these letters of credit, there were no borrowings under our revolving credit facility as of March 31, 2016, or for the three month period then ended. Of the outstanding letters of credit as of March 31, 2016, approximately $92.1 million is expected to expire in 2016 and the remainder in 2017. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew each year. Trinity’s revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. As of March 31, 2016, we were in compliance with all such financial covenants. Borrowings under the credit facility bear interest at a defined index rate plus a margin and are guaranteed by certain 100%-owned subsidiaries of the Company.
The Company's 3 7/8% Convertible Subordinated Notes are recorded net of unamortized discount to reflect their underlying economics by capturing the value of the conversion option as borrowing costs. As of March 31, 2016 and December 31, 2015, capital in excess of par value included $92.5 million related to the estimated value of the Convertible Subordinated Notes’ conversion options, in accordance with ASC 470-20. Debt discount recorded in the consolidated balance sheet is being amortized through June 1, 2018 to yield an effective annual interest rate of 8.42% based upon the estimated market interest rate for comparable non-convertible debt as of the issuance date of the Convertible Subordinated Notes. Total interest expense recognized on the Convertible Subordinated Notes for the three months ended March 31, 2016 and 2015 is as follows:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Coupon rate interest	$4.4	$4.4
Amortized debt discount	4.2	3.8
	$8.6	$8.2
Holders of the Convertible Subordinated Notes may convert their notes under the following circumstances: 1) if the daily closing price of our common stock is greater than or equal to 130% of the conversion price during 20 of the last 30 trading days of the preceding calendar quarter; 2) upon notice of redemption; or 3) upon the occurrence of specified corporate transactions pursuant to the terms of the applicable indenture. Upon conversion, the Company is required to pay cash up to the aggregate principal amount of the Convertible Subordinated Notes to be converted. Any conversion obligation in excess of the aggregate principal amount of the Convertible Subordinated Notes to be converted may be settled in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election. The conversion price, which is subject to adjustment upon the occurrence of certain events, was $24.86 per share as of March 31, 2016. The Convertible Subordinated Notes were not subject to conversion as of April 1, 2016. See Note 17 Earnings Per Common Share for an explanation of the effects of the Convertible Subordinated Notes on earnings per share. The Company has not entered into any derivatives transactions associated with these notes.
The $1.0 billion TILC warehouse loan facility, established to finance railcars owned by TILC, had $259.3 million in outstanding borrowings as of March 31, 2016. Under the facility, $740.7 million was unused and available as of March 31, 2016 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 2.31% at March 31, 2016. The warehouse loan facility has been renewed and extended through April 2018.  Interest rate pricing remained unchanged under the renewed facility. Amounts outstanding at maturity, absent renewal, are payable under the renewed facility in April 2019.
Terms and conditions of other debt, including recourse and non-recourse provisions, are described in Note 11 of the December 31, 2015 Consolidated Financial Statements filed on Form 10-K. The remaining principal payments under existing debt agreements as of March 31, 2016 are as follows:

	Remaining nine months of 2016	2017	2018	2019	2020	Thereafter
	(in millions)
Recourse:
Corporate	$0.2	$0.3	$—	$—	$—	$849.4
Leasing – capital lease obligations (Note 6)	2.6	3.7	28.7	—	—	—
Non-recourse – leasing (Note 6):
2006 secured railcar equipment notes	20.6	23.9	25.3	28.0	29.8	75.2
2009 secured railcar equipment notes	4.9	6.3	6.4	11.2	6.6	142.0
2010 secured railcar equipment notes	11.2	13.7	10.0	7.6	14.2	235.4
TILC warehouse facility	6.6	8.8	8.8	2.2	—	—
TRL 2012 secured railcar equipment notes (RIV 2013)	16.9	22.9	23.1	22.2	19.5	339.0
TRIP Master Funding secured railcar equipment notes (TRIP Holdings)	27.9	29.2	41.8	50.1	49.6	787.3
Facility termination payments - TILC warehouse facility	—	—	—	232.9	—	—
Total principal payments	$90.9	$108.8	$144.1	$354.2	$119.7	$2,428.3

Note 12. Other, Net
Other, net (income) expense consists of the following items:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Foreign currency exchange transactions	$(0.3)	$(1.2)
Gain on equity investments	—	0.1
Other	(0.4)	(1.2)
Other, net	$(0.7)	$(2.3)

Note 13. Income Taxes

The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate on income before income taxes:

	Three Months Ended March 31,
	2016	2015
Statutory rate	35.0%	35.0%
State taxes	1.1	1.2
Domestic production activities deduction	—	(2.1)
Noncontrolling interest in partially-owned subsidiaries	(1.3)	(1.0)
Other, net	1.2	0.4
Effective rate	36.0%	33.5%
Our effective tax rate reflects the Company's estimate for 2016 of its state income tax expense and income attributable to the noncontrolling interests in partially-owned leasing subsidiaries for which no income tax expense is provided. See Note 5 Partially-Owned Leasing Subsidiaries for a further explanation of activities with respect to our partially-owned leasing subsidiaries.
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
Unrecognized tax benefits
The change in unrecognized tax benefits for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Beginning balance	$65.2	$62.3
Additions for tax positions related to the current year	1.5	1.3
Additions for tax positions of prior years	1.0	—
Reductions for tax positions of prior years	(0.1)	(0.1)
Settlements	—	(0.2)
Ending balance	$67.6	$63.3
Additions for tax positions related to the current year in the amounts of $1.5 million and $1.3 million recorded in the three months ended March 31, 2016 and 2015, respectively, were amounts provided for tax positions that will be taken for federal and state income tax purposes when we file those tax returns. Additions for tax positions related to prior years of $1.0 million recorded in the three months ended March 31, 2016 is due to a state filing position. The reductions in tax positions of prior years of $0.1 million for the three months ended March 31, 2016 and 2015 were primarily related to changes in state taxes. Settlements during the three months ended March 31, 2015 were due to a state tax position effectively settled upon audit and a settlement of an audit of one of our Mexican companies.
The total amount of unrecognized tax benefits including interest and penalties at March 31, 2016 and 2015, that would affect the Company’s overall effective tax rate if recognized was $14.9 million and $15.1 million, respectively. There is a reasonable possibility that unrecognized federal and state tax benefits will decrease by $4.2 million by December 31, 2016, due to settlements and lapses in statutes of limitations for assessing tax. We have entered into an agreement with the IRS to extend the statute of limitations to assess tax on our 2006-2011 tax years through December 31, 2017.
Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of March 31, 2016 and December 31, 2015 was $12.9 million and $12.4 million, respectively. Income tax expense included an increase of $0.5 million and $0.2 million in interest expense and penalties related to uncertain tax positions for the three months ended March 31, 2016 and 2015, respectively.

Note 14. Employee Retirement Plans
The following table summarizes the components of net retirement cost for the Company:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Expense Components
Service cost	$0.1	$0.1
Interest	5.2	5.0
Expected return on plan assets	(6.8)	(7.6)
Amortization of actuarial loss	1.3	1.3
Defined benefit expense	(0.2)	(1.2)
Profit sharing	4.6	5.3
Multiemployer plan	0.6	0.6
Net expense	$5.0	$4.7
Trinity contributed $0.7 million and $3.4 million to the Company's defined benefit pension plans for the three months ended March 31, 2016 and 2015, respectively. Total contributions to the Company's defined benefit pension plans in 2016 are expected to be approximately $8.8 million. The Company participates in a multiemployer defined benefit plan under the terms of a collective-bargaining agreement that covers certain union-represented employees. The Company contributed $0.5 million and $0.7 million to the multiemployer plan for the three months ended March 31, 2016 and 2015, respectively. Total contributions to the multiemployer plan for 2016 are expected to be approximately $2.2 million.

Note 15. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended March 31, 2016 are as follows:

	Currency translation adjustments	Unrealized loss on derivative financial instruments	Net actuarial gains/(losses) of defined benefit plans	Accumulated Other Comprehensive Loss
	(in millions)
Balances at December 31, 2015	$(24.5)	$(1.3)	$(89.6)	$(115.4)
Other comprehensive income (loss), net of tax, before reclassifications	1.5	(0.4)	—	1.1
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $-, $0.4, $0.5, and $0.9	—	1.0	0.8	1.8
Less: noncontrolling interest	—	(0.5)	—	(0.5)
Other comprehensive income	1.5	0.1	0.8	2.4
Balances at March 31, 2016	$(23.0)	$(1.2)	$(88.8)	$(113.0)
See Note 7 Derivative Instruments for information on the reclassification of amounts in accumulated other comprehensive loss into earnings. Reclassifications of unrealized before-tax losses on derivative financial instruments are included in interest expense in the consolidated statements of operations. Approximately $1.0 million of the before-tax reclassification of net actuarial gains/(losses) of defined benefit plans are included in cost of revenues with the remainder included in selling, engineering, and administrative expenses in the consolidated statement of operations for the three months ended March 31, 2016.

Note 16. Stock-Based Compensation
Stock-based compensation totaled approximately $10.3 million and $16.4 million for the three months ended March 31, 2016 and 2015, respectively.

Note 17. Earnings Per Common Share
Basic net income attributable to Trinity Industries, Inc. per common share is computed by dividing net income attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted net income attributable to Trinity per common share includes 1) the net impact of unvested restricted shares and shares that could be issued under outstanding stock options and 2) the incremental shares calculated by dividing the value of the conversion obligation in excess of the Convertible Subordinated Notes' aggregate principal amount by the average price of the Company's common stock during the period. Total weighted average restricted shares and antidilutive stock options were 6.3 million shares and 6.9 million shares for the three months ended March 31, 2016 and 2015, respectively.
The computation of basic and diluted net income attributable to Trinity Industries, Inc. follows.

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
	(in millions, except per share amounts)
Net income attributable to Trinity Industries, Inc.	$97.2			$180.2
Unvested restricted share participation	(2.9)			(5.7)
Net income attributable to Trinity Industries, Inc. – basic	94.3	148.3	$0.64	174.5	151.2	$1.15
Effect of dilutive securities:
Convertible subordinated notes	—	—		0.1	3.1
Net income attributable to Trinity Industries, Inc. – diluted	$94.3	148.3	$0.64	$174.6	154.3	$1.13

Note 18. Contingencies
Highway products litigation
We previously reported the filing of a False Claims Act (“FCA”) complaint in the United States District Court for the Eastern District of Texas, Marshall Division (“District Court”) styled Joshua Harman, on behalf of the United States of America, Plaintiff/Relator v. Trinity Industries, Inc., Defendant, Case No. 2:12-cv-00089-JRG (E.D. Tex.). In this case, the relator, Mr. Joshua Harman, alleged the Company violated the FCA pertaining to sales of the Company's ET-Plus® System, a highway guardrail end-terminal system (“ET Plus”). On October 20, 2014, a trial in this case concluded with a jury verdict stating that the Company and its subsidiary, Trinity Highway Products, LLC (“Trinity Highway Products”), “knowingly made, used or caused to be made or used, a false record or statement material to a false or fraudulent claim" and awarding $175.0 million in damages. Following unsuccessful settlement negotiations to resolve this dispute and the District Court's denial of the Company’s post-verdict motion for judgment as a matter of law, on June 9, 2015 the District Court entered judgment on the verdict in the total amount of $682.4 million, comprised of $175.0 million in damages, which amount is automatically trebled under the FCA to $525.0 million plus $138.4 million in civil penalties and $19.0 million in costs and attorneys' fees.
On June 23, 2015, the District Court approved the Company’s posting of a supersedeas bond in the amount of $686.0 million (the “Bond”) and ordered a stay of the execution of the District Court’s June 9, 2015 entry of judgment of $682.4 million against the Company pending resolution of all appeals. The Company obtained the Bond on an unsecured basis for an initial annual premium of $3.9 million.
On July 7, 2015, the Company filed a Motion for New Trial with the District Court and on August 3, 2015, the Motion was denied. On August 28, 2015, the Company filed a Notice of Appeal to the United States Court of Appeals for the Fifth Circuit (“Fifth Circuit”). On March 21, 2016, the Company filed its opening appellate brief. On March 28, 2016, six separate amicus curiae briefs were filed in the Fifth Circuit in support of Trinity’s appeal seeking a reversal of the judgment by the following organizations and individuals: (i) Eleven states - Texas, Alabama, Arkansas, Colorado, Indiana, Louisiana, Nevada, Oklahoma, South Carolina, Utah and Wisconsin; (ii) the National Association of Manufacturers, United States Chamber of Commerce, and the American Tort Reform Association; (iii) five former United States Department of Justice Officials; (iv) Mothers Against Drunk Driving; (v) the Cato Institute; and (vi) the Washington Legal Foundation.
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
Crash testing and FHWA assessments
Following the October 20, 2014 jury verdict, the FHWA requested that the Company conduct eight separate crash tests pursuant to crash test criteria set out in Report 350. Due to the FHWA’s request for additional ET Plus crash tests, on October 24, 2014 the Company announced that it would suspend shipment of the ET Plus to customers. The FHWA-requested tests were conducted in December 2014 and January 2015 at Southwest Research Institute, an FHWA-approved and independent research facility. Following completion of the first four tests at a 27 ¾" guardrail installation height, and again after completion of the second four tests at a 31" guardrail installation height, the FHWA reported that the ET Plus passed all tests. Performance evaluation results from eight successful crash tests validate Trinity Highway Products' long standing position that the ET Plus performs as tested for both guardrail installation heights when properly installed and maintained. On March 11, 2015, the FHWA and the American Association

of State Highway and Transportation Officials ("AASHTO") released the findings of a joint task force ("Task Force I"), comprised of representatives from the FHWA, AASHTO, the state Departments of Transportation of South Dakota, New Hampshire, Missouri, Ohio, Delaware, and Wyoming, and the Ministry of Transportation of Ontario, Canada, that evaluated field measurement data collected by FHWA engineers from more than 1,000 4-inch ET Plus devices installed on roadways throughout the country. Task Force I concluded there is no evidence to suggest that there are multiple versions of the 4-inch ET Plus on the nation's roadways. Task Force I also concluded that the ET Plus end terminals crash tested at Southwest Research Institute in December 2014 and January 2015 were representative of the devices installed across the country.
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
The Company is vigorously pursuing a reversal of the $682.4 million judgment before the Fifth Circuit. Appellate review will result in legal expenses that are expensed as incurred. We remain confident in the performance of the product at issue in this matter, and we maintain that the allegations in the case are baseless and without merit. We believe our filing in the Fifth Circuit articulates in a clear and convincing way why the judgment should not stand.
Based on information currently available to the Company, including, but not limited to the significance of the successful completion of eight post-verdict crash tests of the ET Plus and the favorable findings and conclusions published by both Task Force I and II regarding ET Plus end terminal systems installed on the nation's roadways, we do not believe that a loss is probable in this matter, therefore no accrual has been included in the accompanying consolidated financial statements.
There were no revenues from the sales of ET Plus systems in the United States for the first three quarters of 2015 as a result of the Company’s action to suspend shipments of the product during that time. The Company resumed shipment of ET Plus systems in the fourth quarter of 2015. Revenues from sales of the ET Plus, included in the Construction Products Group, totaled approximately $0.8 million for the first quarter of 2016.
State, county, and municipal actions
Trinity is aware of 35 states and the District of Columbia that have removed the ET Plus from their respective qualified products list.
Mr. Harman has also filed nine separate state qui tam actions pursuant to: the Virginia Fraud Against Taxpayers Act (Commonwealth of Virginia ex rel. Joshua M. Harman v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. CL13-698, in the Circuit Court, Richmond, Virginia); the Indiana False Claims and Whistleblower Protection Act (State of Indiana ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 49D06-1407-PL-024117, in the Sixth Court of Marion County, Indiana); the Delaware False Claims and Reporting Act (State of Delaware ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Civ. No. N14C-06-227 MMJ CCLD, in the Superior Court of the State of Delaware In and For New Castle County); the Iowa False Claims Act (State of Iowa ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. CVCV048309, in the Iowa District Court for Polk County); the Rhode Island False Claims Act (State of Rhode Island ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 14-3498, in the Superior Court for the State of Rhode Island and Providence Plantations); the Tennessee False Claims Act (State of Tennessee ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 14C2652, in the Circuit Court for Davidson County, Tennessee); the Minnesota False Claims Act (State of Minnesota ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 62-CV-14-3457, in the Second Judicial District Court, Ramsey County, Minnesota); the Montana False Claims Act (State of Montana ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. DV 14-0692, in the Montana Thirteenth Judicial District Court for Yellowstone County); and the Georgia Taxpayer Protection False Claims Act (State of Georgia ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 1:15-CV-1260, in the U.S. District Court for the Northern District of Georgia). In each of these nine cases Mr. Harman is alleging the Company violated the respective states' false claims act pertaining to sales of the ET Plus, and he is seeking damages, civil penalties, attorneys’ fees, costs and interest. Also, the respective states’ Attorneys General filed Notices of Election to Decline Intervention in all of these matters, with the exception of the Commonwealth of Virginia Attorney General who intervened in the Virginia matter. At this time all of the above-referenced state qui tam cases are stayed.
The Company believes these state qui tam lawsuits are without merit and intends to vigorously defend all allegations. Other states could take similar or different actions, and could be considering similar state false claims or other litigation against the Company.

The Company is aware of four class action lawsuits involving claims pertaining to the ET Plus. The Company has been served in a lawsuit filed November 26, 2014, titled Hamilton County, Illinois and Macon County, Illinois, Individually and on behalf of all Other Counties in the State of Illinois vs. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 3:14-cv-1320 (Southern District of Illinois). This complaint was later amended to substitute St. Clair County, Illinois for Hamilton County as a lead plaintiff and to expand the proposed class. The case is being brought by plaintiffs for and on behalf of themselves and the other 101 counties of the State of Illinois and on behalf of cities, villages, incorporated towns, and township governments of the State of Illinois. The plaintiffs allege that the Company and Trinity Highway Products made a series of un-tested modifications to the ET Plus and falsely certified that the modified ET Plus was acceptable for use on the nation’s highways based on federal testing standards and approval for federal-aid reimbursement. The plaintiffs also allege breach of implied warranties, violation of the Illinois Uniform Deceptive Trade Practices Act and unjust enrichment, for which plaintiffs seek actual damages related to purchases of the ET Plus, compensatory damages for establishing a common fund for class members, punitive damages, attorneys' fees and costs, and injunctive relief. This lawsuit was previously stayed by order of the Court. On September 30, 2015, the Court lifted the stay on this action.
The Company has also been served in a lawsuit filed February 11, 2015, titled The Corporation of the City of Stratford and Trinity Industries, Inc., Trinity Highway Products, LLC, and Trinity Industries Canada, Inc., Case No. 15-2622 CP, pending in Ontario Superior Court of Justice. The alleged class in this matter has been identified as persons in Canada who purchased and/or used an ET Plus guardrail end terminal. The plaintiff alleges that Trinity Industries, Inc., Trinity Highway Products, LLC, and Trinity Industries Canada, Inc., failed to warn of dangers associated with undisclosed modifications to the ET Plus guardrail end terminals, breached an implied warranty, breached a duty of care, and were negligent. The plaintiff is seeking $400 million in compensatory damages and $100 million in punitive damages. Alternatively, the plaintiff claims the right to an accounting or other restitution remedy for disgorgement of the revenues generated by the sale of the modified ET Plus in Canada.
The Company has been served in a lawsuit filed February 25, 2015, titled La Crosse County, individually and on behalf of all others similarly situated vs. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 15-cv-117 (Western District of Wisconsin). The case is being brought by the plaintiff for and on behalf of itself and all other purchasers of allegedly defective ET Pluses, including proposed statewide and nationwide classes. The plaintiff alleges that the Company and Trinity Highway Products made a series of un-tested modifications to the ET Plus and falsely certified that the modified ET Plus was acceptable for use on the nation’s highways based on federal testing standards and approval for federal-aid reimbursement. The plaintiff also alleges strict liability design defect, breach of contract, breach of express and implied warranties, violation of the Wisconsin Uniform Deceptive Trade Practices Act, and unjust enrichment. The plaintiff seeks a declaratory judgment that the ET Plus is defective, actual damages related to class-wide purchases of the ET Plus, punitive damages, statutory penalties, interest, attorneys' fees and costs, and injunctive relief. On March 31, 2016, the Court partially granted Trinity’s Motion to Dismiss as to some but not all of plaintiff’s claims, with only plaintiff’s claims for breach of express and implied warranties, violation of the Wisconsin Uniform Deceptive Trade Practices Act, and unjust enrichment remaining.
The Company has been served in a lawsuit filed November 5, 2015, titled Jackson County, Missouri, individually and on behalf of a class of others similarly situated vs. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 1516-CV23684 (Circuit Court of Jackson County, Missouri). The case is being brought by plaintiff for and on behalf of itself and all Missouri counties with a population of 10,000 or more persons, including the City of St. Louis, and the State of Missouri’s transportation authority. The plaintiff alleges that the Company and Trinity Highway Products did not disclose design changes to the ET Plus and these allegedly undisclosed design changes made the ET Plus allegedly defective, unsafe, and unreasonably dangerous. The plaintiff alleges product liability negligence, product liability strict liability, and negligently supplying dangerous instrumentality for supplier’s business purposes. The plaintiff seeks compensatory damages, interest, attorneys' fees and costs, and in the alternative plaintiff seeks a declaratory judgment that the ET Plus is defective, the Company’s conduct was unlawful, and class-wide costs and expenses associated with removing and replacing the ET Plus throughout Missouri.
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
Federal grand jury subpoena
In April 2015, the Company received a federal subpoena from the U.S. Department of Justice through the U.S. Attorney for the District of Massachusetts. The subpoena requests documents from 1999 through the present relating to the ET 2000 and ET Plus guardrail end-terminal products. The Company is cooperating with this request.

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
Shareholder class actions
On January 11, 2016, the previously reported cases styled Thomas Nemky, Individually and On Behalf of All Other Similarly Situated v. Trinity Industries, Inc., Timothy R. Wallace, and James E. Perry, Case No. (2:15-CV-00732) (“Nemky”) and Richard J. Isolde, Individually and On Behalf of All Other Similarly Situated v. Trinity Industries, Inc., Timothy R. Wallace, and James E. Perry, Case No. (3:15-CV-2093) ("Isolde"), were consolidated in the District Court for the Northern District of Texas, with all future filings to be filed in the Isolde case. The complaints in Isolde allege that defendants Trinity Industries, Inc., Timothy R. Wallace, and James E. Perry violated Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and Section 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements and/or by failing to disclose material facts about Trinity’s ET Plus and the FCA case styled Joshua Harman, on behalf of the United States of America, Plaintiff/Relator v. Trinity Industries, Inc., Defendant, Case No. 2:12-cv-00089-JRG (E.D. Tex.). On March 9, 2016, the Court appointed the Department of the Treasury of the State of New Jersey and its Division of Investment and the Plumbers and Pipefitters National Pension Fund and United Association Local Union Officers & Employees’ Pension Fund as co-lead plaintiffs. On March 22, 2016, the Court entered the parties’ Joint Stipulation and Order Regarding the Schedule for the Consolidated Complaint and Defendants’ Response Thereto. Under said Order, the Lead Plaintiffs shall file their Consolidated Amended Complaint on or before May 11, 2016.
Trinity, Mr. Wallace, and Mr. Perry deny and intend to vigorously defend against the allegations in the Isolde case. Based on the information available to the Company, we currently do not believe that a loss is probable with respect to this shareholder class action; therefore no accrual has been included in the accompanying consolidated financial statements. Because of the complexity of these actions as well as the current status of certain of these actions, we are not able to estimate a range of possible losses with respect to these matters.
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
Train derailment
As previously reported, the Company was named as a respondent in litigation originally filed July 15, 2013 in Superior Court, Province of Quebec, District of Saint-Francois, styled Yannick Gagne and Guy Ouellet vs. Rail World, Inc., et al related to the July 2013 crude oil unit train derailment in Lac-Mégantic, Quebec. The Company was also named as a defendant in multiple cases filed by the estates of decedents in Illinois, Texas and Maine seeking damages for alleged wrongful death and property damage arising from the same incident. These cases, if not dismissed as to the Company, were either transferred to Maine (as related to the bankruptcy proceedings pending there of the involved railroad) and stayed, or are constructively stayed as to the Company in view of a settlement reached in the context of the railroad’s bankruptcy proceedings in both Canada and the U.S.  The referenced settlement resolves the entirety of all of the above referenced derailment litigation as to the Company within the limits of available insurance in an amount that is not material to its consolidated financial statements. This settlement was approved by the Canadian and U.S. Bankruptcy courts as part of the railroad’s respective plans of liquidation. Subsequently, all cases pending outside Maine were transferred back to the U.S. District Court for the District of Maine and on April 6, 2016 that court issued a decision dismissing, with prejudice, all the settling defendants from all pending cases in that court arising from the derailment. This dismissal order will be final if no party appeals it within 30 days of entry, or by May 6, 2016.

Other matters
The Company is involved in claims and lawsuits incidental to our business arising from various matters including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters, taking into consideration our rights in indemnity and recourse to third parties is $3.3 million to $16.6 million. This range includes any amount related to the Highway Products litigation matters described above in the section titled “Product liability cases”. At March 31, 2016, total accruals of $20.7 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying consolidated balance sheet. The Company believes any additional liability would not be material to its financial position or results of operations.
Trinity is subject to remedial orders and federal, state, local, and foreign laws and regulations relating to the environment and the workplace. The Company has reserved $4.0 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. We believe that we are currently in substantial compliance with environmental and workplace laws and regulations.

Note 19. Financial Statements for Guarantors of the Senior Notes
The Company’s Senior Notes are fully and unconditionally and jointly and severally guaranteed by certain of Trinity’s 100%-owned subsidiaries: Trinity Industries Leasing Company; Trinity Marine Products, Inc.; Trinity North American Freight Car, Inc.; Trinity Rail Group, LLC; Trinity Tank Car, Inc.; and Trinity Meyer Utility Structures LLC (collectively, the "Combined Guarantor Subsidiaries”). The Senior Notes indenture agreement includes customary provisions for the release of the guarantees by the Combined Guarantor Subsidiaries upon the occurrence of certain allowed events including the release of one or more of the Combined Guarantor Subsidiaries as guarantor under the Company's revolving credit facility. As part of the revolving credit facility renewal in May 2015, Trinity Construction Materials, Inc.; Trinity Highway Products, LLC; Trinity Parts & Components, LLC; and Trinity Structural Towers, Inc. were released from their respective guarantees under the revolving credit facility and, accordingly, were released from their respective guarantees under the Senior Notes indenture agreement. Amounts previously reported have been adjusted to include the Combined Guarantor Subsidiaries as of March 31, 2016. See Note 11 Debt. The Senior Notes are not guaranteed by any remaining 100%-owned subsidiaries of the Company or partially-owned subsidiaries (“Combined Non-Guarantor Subsidiaries”).
As of March 31, 2016, assets held by the Combined Non-Guarantor Subsidiaries included $156.7 million of restricted cash that was not available for distribution to Trinity Industries, Inc. (“Parent”), $3,406.3 million of equipment securing certain non-recourse debt, $70.4 million of equipment securing certain lease obligations held by the Combined Non-Guarantor Subsidiaries, and $360.7 million of assets located in foreign locations. As of December 31, 2015, assets held by the Combined Non-Guarantor Subsidiaries included $160.5 million of restricted cash that was not available for distribution to the Parent, $3,437.1 million of equipment securing certain non-recourse debt, $71.2 million of equipment securing certain lease obligations held by the Combined Non-Guarantor Subsidiaries, and $359.0 million of assets located in foreign locations.

Statement of Operations and Comprehensive Income
Three Months Ended March 31, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$749.9	$641.1	$(203.1)	$1,187.9
Cost of revenues	(2.2)	611.4	488.7	(208.0)	889.9
Selling, engineering, and administrative expenses	23.5	31.9	41.1	—	96.5
Gains/(losses) on dispositions of property	(0.3)	(0.2)	2.4	—	1.9
	21.6	643.5	527.4	(208.0)	984.5
Operating profit (loss)	(21.6)	106.4	113.7	4.9	203.4
Other (income) expense	1.1	8.5	34.3	—	43.9
Equity in earnings of subsidiaries, net of taxes	122.0	26.6	—	(148.6)	—
Income before income taxes	99.3	124.5	79.4	(143.7)	159.5
Provision (benefit) for income taxes	2.1	36.9	16.6	1.8	57.4
Net income	97.2	87.6	62.8	(145.5)	102.1
Net income attributable to noncontrolling interest	—	—	—	4.9	4.9
Net income attributable to controlling interest	$97.2	$87.6	$62.8	$(150.4)	$97.2

Net income	$97.2	$87.6	$62.8	$(145.5)	$102.1
Other comprehensive income (loss)	1.9	—	1.0	—	2.9
Comprehensive income	99.1	87.6	63.8	(145.5)	105.0
Comprehensive income attributable to noncontrolling interest	—	—	—	5.4	5.4
Comprehensive income attributable to controlling interest	$99.1	$87.6	$63.8	$(150.9)	$99.6

Statement of Operations and Comprehensive Income
Three Months Ended March 31, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,186.1	$671.1	$(230.5)	$1,626.7
Cost of revenues	(0.8)	946.1	500.0	(234.2)	1,211.1
Selling, engineering, and administrative expenses	25.4	33.0	39.9	—	98.3
Gains/(losses) on dispositions of property	0.2	(0.1)	15.7	—	15.8
	24.4	979.2	524.2	(234.2)	1,293.6
Operating profit (loss)	(24.4)	206.9	146.9	3.7	333.1
Other (income) expense	4.4	6.9	37.4	—	48.7
Equity in earnings of subsidiaries, net of taxes	196.9	57.8	—	(254.7)	—
Income before income taxes	168.1	257.8	109.5	(251.0)	284.4
Provision (benefit) for income taxes	(12.1)	87.6	18.6	1.3	95.4
Net income	180.2	170.2	90.9	(252.3)	189.0
Net income attributable to noncontrolling interest	—	—	—	8.8	8.8
Net income attributable to controlling interest	$180.2	$170.2	$90.9	$(261.1)	$180.2

Net income	$180.2	$170.2	$90.9	$(252.3)	$189.0
Other comprehensive income (loss)	(1.0)	(0.5)	2.0	—	0.5
Comprehensive income	179.2	169.7	92.9	(252.3)	189.5
Comprehensive income attributable to noncontrolling interest	—	—	—	9.4	9.4
Comprehensive income attributable to controlling interest	$179.2	$169.7	$92.9	$(261.7)	$180.1

Balance Sheet
March 31, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$611.4	$4.8	$48.4	$(28.9)	$635.7
Short-term marketable securities	199.9	—	—	—	199.9
Receivables, net of allowance	0.3	192.4	182.3	—	375.0
Income tax receivable	21.9	—	—	—	21.9
Inventory	—	641.2	311.6	(16.7)	936.1
Property, plant, and equipment, net	39.8	1,864.6	4,106.5	(487.4)	5,523.5
Investments in and advances to subsidiaries	6,378.3	3,537.6	987.9	(10,903.8)	—
Restricted cash	—	—	156.7	28.9	185.6
Goodwill and other assets	175.5	587.5	303.0	(34.0)	1,032.0
	$7,427.1	$6,828.1	$6,096.4	$(11,441.9)	$8,909.7
Liabilities:
Accounts payable	$9.6	$89.5	$124.8	$(0.1)	$223.8
Accrued liabilities	203.2	144.1	140.1	(35.1)	452.3
Debt	805.0	34.9	2,331.1	—	3,171.0
Deferred income	—	24.2	1.6	—	25.8
Deferred income taxes	37.2	765.8	10.3	0.2	813.5
Advances from subsidiaries	2,164.7	—	—	(2,164.7)	—
Other liabilities	101.4	13.6	2.3	—	117.3
Total stockholders' equity	4,106.0	5,756.0	3,486.2	(9,242.2)	4,106.0
	$7,427.1	$6,828.1	$6,096.4	$(11,441.9)	$8,909.7

Balance Sheet
December 31, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$768.3	$1.7	$51.1	$(35.1)	$786.0
Short-term marketable securities	84.9	—	—	—	84.9
Receivables, net of allowance	0.1	196.3	173.5	—	369.9
Income tax receivable	94.9	—	—	—	94.9
Inventory	—	634.1	325.4	(16.4)	943.1
Property, plant, and equipment, net	37.7	1,597.0	4,204.3	(491.0)	5,348.0
Investments in and advances to subsidiaries	6,262.9	3,633.1	908.5	(10,804.5)	—
Restricted cash	—	0.2	160.5	35.1	195.8
Goodwill and other assets	178.8	579.8	304.7	—	1,063.3
	$7,427.6	$6,642.2	$6,128.0	$(11,311.9)	$8,885.9
Liabilities:
Accounts payable	$9.9	$62.9	$144.3	$(0.3)	$216.8
Accrued liabilities	224.9	137.3	168.5	(1.1)	529.6
Debt	800.6	35.6	2,359.2	—	3,195.4
Deferred income	—	25.4	1.7	—	27.1
Deferred income taxes	31.2	711.3	9.4	0.3	752.2
Advances from subsidiaries	2,212.2	—	—	(2,212.2)	—
Other liabilities	100.1	13.6	2.4	—	116.1
Total stockholders' equity	4,048.7	5,656.1	3,442.5	(9,098.6)	4,048.7
	$7,427.6	$6,642.2	$6,128.0	$(11,311.9)	$8,885.9

Statement of Cash Flows
Three Months Ended March 31, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income	$97.2	$87.6	$62.8	$(145.5)	$102.1
Equity in earnings of subsidiaries, net of taxes	(122.0)	(26.6)	—	148.6	—
Other	79.8	95.4	15.7	(6.9)	184.0
Net cash provided (required) by operating activities	55.0	156.4	78.5	(3.8)	286.1

Investing activities:
(Increase) decrease in short-term marketable securities	(115.0)	—	—	—	(115.0)
Proceeds from railcar lease fleet sales owned more than one year	—	0.3	6.4	—	6.7
Proceeds from dispositions of property and other assets	—	0.1	1.0	—	1.1
Capital expenditures – leasing	—	(226.9)	4.1	—	(222.8)
Capital expenditures – manufacturing and other	(3.8)	(4.1)	(18.4)	—	(26.3)
Acquisitions, net of cash acquired	—	—	—	—	—
(Increase) decrease in investment in partially-owned subsidiaries	—	4.4	—	(4.4)	—
Other	—	2.5	(2.3)	—	0.2
Net cash provided (required) by investing activities	(118.8)	(223.7)	(9.2)	(4.4)	(356.1)

Financing activities:
Excess tax benefits from stock-based compensation	0.4	—	—	—	0.4
Payments to retire debt	—	(0.9)	(29.5)	—	(30.4)
(Increase) decrease in restricted cash	—	0.2	3.8	6.2	10.2
Shares repurchased	(34.7)	—	—	—	(34.7)
Dividends paid to common shareholders	(16.8)	—	—	—	(16.8)
Purchase of shares to satisfy employee tax on vested stock	(0.1)	—	—	—	(0.1)
Distributions to noncontrolling interest	—	—	(6.8)	—	(6.8)
Distributions to controlling interest in partially-owned subsidiaries	—	—	(4.4)	4.4	—
Change in intercompany financing between entities	(41.8)	71.1	(33.1)	3.8	—
Other	(0.1)	—	(2.0)	—	(2.1)
Net cash provided (required) by financing activities	(93.1)	70.4	(72.0)	14.4	(80.3)

Net increase (decrease) in cash and cash equivalents	(156.9)	3.1	(2.7)	6.2	(150.3)
Cash and cash equivalents at beginning of period	768.3	1.7	51.1	(35.1)	786.0
Cash and cash equivalents at end of period	$611.4	$4.8	$48.4	$(28.9)	$635.7

Statement of Cash Flows
Three Months Ended March 31, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income	$180.2	$170.2	$90.9	$(252.3)	$189.0
Equity in earnings of subsidiaries, net of taxes	(196.9)	(57.8)	—	254.7	—
Other	81.8	(182.4)	29.3	(8.3)	(79.6)
Net cash provided (required) by operating activities	65.1	(70.0)	120.2	(5.9)	109.4

Investing activities:
(Increase) decrease in short-term marketable securities	(25.0)	—	—	—	(25.0)
Proceeds from railcar lease fleet sales owned more than one year	—	15.7	78.2	(15.4)	78.5
Proceeds from dispositions of property and other assets	—	—	1.6	—	1.6
Capital expenditures – leasing	—	(290.0)	(8.8)	15.4	(283.4)
Capital expenditures – manufacturing and other	(1.8)	(10.8)	(40.9)	—	(53.5)
Acquisitions, net of cash acquired	—	—	(45.5)	—	(45.5)
(Increase) decrease in investment in partially-owned subsidiaries	—	7.2	—	(7.2)	—
Other	—	0.7	3.5	—	4.2
Net cash provided (required) by investing activities	(26.8)	(277.2)	(11.9)	(7.2)	(323.1)

Financing activities:
Excess tax benefits from stock-based compensation	0.4	—	—	—	0.4
Payments to retire debt	—	(0.8)	(70.1)	—	(70.9)
(Increase) decrease in restricted cash	—	—	29.8	3.2	33.0
Shares repurchased	(18.0)	—	—	—	(18.0)
Dividends paid to common shareholders	(15.6)	—	—	—	(15.6)
Purchase of shares to satisfy employee tax on vested stock	(0.4)	—	—	—	(0.4)
Distributions to noncontrolling interest	—	—	(11.3)	—	(11.3)
Distributions to controlling interest in partially-owned subsidiaries	—	—	(7.2)	7.2	—
Change in intercompany financing between entities	(283.9)	339.3	(61.3)	5.9	—
Other	—	—	(0.7)	—	(0.7)
Net cash provided (required) by financing activities	(317.5)	338.5	(120.8)	16.3	(83.5)

Net increase (decrease) in cash and cash equivalents	(279.2)	(8.7)	(12.5)	3.2	(297.2)
Cash and cash equivalents at beginning of period	827.7	11.1	89.4	(40.3)	887.9
Cash and cash equivalents at end of period	$548.5	$2.4	$76.9	$(37.1)	$590.7

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
•Executive Summary
•Results of Operations
•Liquidity and Capital Resources
•Contractual Obligations and Commercial Commitments
•Recent Accounting Pronouncements
•Forward-Looking Statements
Our MD&A should be read in conjunction with the unaudited consolidated financial statements of Trinity Industries, Inc. and subsidiaries ("Trinity", "Company", "we", and "our") and related Notes in Part I, Item 1 of the Quarterly Report on Form 10-Q and Item 8, Financial Statements and Supplementary Data, of the Annual Report on Form 10-K for the year-ended December 31, 2015.
Executive Summary
The Company's revenues for the three months ended March 31, 2016 and 2015 were $1,187.9 million and $1,626.7 million, respectively. The decrease in revenues for the three months ended March 31, 2016, when compared to the prior year period, resulted primarily from lower shipment volumes on units delivered by our Rail and Inland Barge Groups and lower revenues from leased railcar sales in our Leasing Group. Revenues in our Energy Equipment Group decreased primarily as a result of lower delivery volumes in our utility structures business and other product lines partially offset by an increase in revenues from our wind towers business. Revenues from our Construction Products Group increased for the three months ended March 31, 2016, when compared to the prior year period, as a result of higher delivery volumes in our Highway Products and Aggregates businesses.
Operating profit for the three months ended March 31, 2016 totaled $203.4 million compared to $333.1 million for the same period in 2015. Overall operating profit decreased for the three months ended March 31, 2016, when compared with the prior year period, primarily due to lower volumes in our Rail and Inland Barge Groups as well as lower railcar sales from our Leasing Group. Operating profit in our Construction Products Group increased as a result of higher volumes in our Aggregates and Highway Products businesses. Operating profit in our Energy Equipment Group was substantially unchanged for the three months ended March 31, 2016 as compared to the same period in 2015. Selling, engineering, and administrative expenses decreased slightly by 1.8% for the three months ended March 31, 2016, when compared to the prior year period primarily due to lower compensation expenses. Net income for the three months ended March 31, 2016 was $102.1 million compared with $189.0 million for the same period in 2015. Net income attributable to Trinity Industries, Inc. common stockholders for the three months ended March 31, 2016 was $97.2 million compared with $180.2 million for the prior year period. The Company's headcount, including both production and non-production personnel, decreased approximately 8% since March 31, 2015 and approximately 5% since the end of 2015 primarily due to actions taken to realign our costs.
Our Rail and Inland Barge Groups and our structural wind towers, utility structures, and storage and distribution containers businesses operate in cyclical industries. Additionally, results in our Construction Products Group are affected by seasonal fluctuations with the first quarter historically being the weakest quarter. Due to their transactional nature, railcar sales from the lease fleet are the primary driver of fluctuations in results in the Railcar Leasing and Management Services Group.
The current level of uncertainty in the macro-economic environment continues to limit the pace of new order volumes in certain of the Company's businesses. During the last several years, many of our businesses benefitted from capital investment activity occurring in the upstream energy markets due to a relatively high, stable price of oil. The extended downturn in the price of oil as well as other factors including, among others, the strong dollar and weakness across other commodity prices, has created uncertainty for a number of our customers in their long-term capital planning processes. We continue to assess demand for our products and services and take steps to align our manufacturing capacity appropriately.

As of March 31, 2016 and 2015 our backlog of firm and noncancellable orders was as follows:

	March 31, 2016	March 31, 2015
	(in millions)
Rail Group
External Customers	$3,370.9	$4,553.4
Leasing Group	1,345.9	2,254.4
	$4,716.8	$6,807.8
Inland Barge Group	$318.7	$565.4
Wind towers	$263.4	$390.7
For the three months ended March 31, 2016, our rail manufacturing businesses received orders for 1,620 railcars. The change in backlog as of March 31, 2016 compared with our backlog as of March 31, 2015 reflects the value of orders taken and orders delivered during the period. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery as customers may alternatively choose to purchase railcars as external sales from the Rail Group. The Company does not report backlog from its utility structures business because certain contracts contain partial order cancellation provisions.
During the three months ended March 31, 2016 and 2015, the Company received proceeds from the sales of leased railcars as follows:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$8.0	$78.7
Railcars owned more than one year at the time of sale	6.7	78.5
Rail Group	8.1	15.2
	$22.8	$172.4
In December 2015, the Company’s Board of Directors renewed its $250 million share repurchase program effective January 1, 2016 through December 31, 2017. The new program replaced the previous program which expired on December 31, 2015. Under the Company's share repurchase program, 2,070,600 shares were repurchased during the three months ended March 31, 2016, at a cost of approximately $34.7 million.
A current summary of the Company's Highway Products litigation is provided in Note 18 of the Consolidated Financial Statements.

Results of Operations
Overall Summary
Revenues

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
	($ in millions)
Rail Group	$543.2	$303.7	$846.9	$875.4	$269.1	$1,144.5	(26.0)%
Construction Products Group	121.6	3.3	124.9	111.4	1.4	112.8	10.7
Inland Barge Group	110.8	—	110.8	153.1	—	153.1	(27.6)
Energy Equipment Group	232.5	40.9	273.4	241.5	58.6	300.1	(8.9)
Railcar Leasing and Management Services Group	177.8	0.7	178.5	244.2	0.6	244.8	(27.1)
All Other	2.0	19.9	21.9	1.1	27.0	28.1	(22.1)
Segment Totals before Eliminations	1,187.9	368.5	1,556.4	1,626.7	356.7	1,983.4	(21.5)
Eliminations – Lease subsidiary	—	(283.3)	(283.3)	—	(259.0)	(259.0)
Eliminations – Other	—	(85.2)	(85.2)	—	(97.7)	(97.7)
Consolidated Total	$1,187.9	$—	$1,187.9	$1,626.7	$—	$1,626.7	(27.0)

Our revenues for the three months ended March 31, 2016 decreased by 27.0% from the prior year period primarily as a result of reduced shipment volumes and product mix changes in our Rail Group. We also experienced overall lower volumes in our Inland Barge and Energy Equipment Groups. Lower volumes in our utility structures business and Other product lines were partially offset by higher volumes in our wind towers business. Revenues from our Construction Products Group increased primarily as a result of higher revenues from our Aggregates and Highway Products businesses. Our Leasing Group experienced lower revenues from external sales of railcars owned one year or less, partially offset by higher leasing and management revenues due to net lease fleet additions.
Operating Costs

	Three Months Ended March 31,
	2016	2015
	(in millions)
Rail Group	$689.7	$931.8
Construction Products Group	109.0	104.5
Inland Barge Group	98.2	125.6
Energy Equipment Group	236.0	262.9
Railcar Leasing and Management Services Group	104.3	122.0
All Other	27.0	29.6
Segment Totals before Eliminations and Corporate Expenses	1,264.2	1,576.4
Corporate	24.7	26.7
Eliminations – Lease subsidiary	(217.8)	(210.7)
Eliminations – Other	(86.6)	(98.8)
Consolidated Total	$984.5	$1,293.6
Operating costs for the three months ended March 31, 2016 decreased by 23.9% over the prior year period primarily due to overall lower shipment levels in our Rail, Inland Barge, and Energy Equipment Groups. Operating costs in our Leasing Group declined primarily as a result of lower railcar sales owned one year or less during the three months ended March 31, 2016 over the prior year. Selling, engineering, and administrative expenses decreased by 1.8% primarily due to lower compensation expenses. As a percentage of revenue, selling, engineering, and administrative expenses were 8.1% for the three months ended March 31, 2016 as compared to 6.0% for the same period in 2015.
Operating Profit (Loss)

	Three Months Ended March 31,
	2016	2015
	(in millions)
Rail Group	$157.2	$212.7
Construction Products Group	15.9	8.3
Inland Barge Group	12.6	27.5
Energy Equipment Group	37.4	37.2
Railcar Leasing and Management Services Group	74.2	122.8
All Other	(5.1)	(1.5)
Segment Totals before Eliminations and Corporate Expenses	292.2	407.0
Corporate	(24.7)	(26.7)
Eliminations – Lease subsidiary	(65.5)	(48.3)
Eliminations – Other	1.4	1.1
Consolidated Total	$203.4	$333.1
Our overall operating profit for the three months ended March 31, 2016 decreased by 38.9% when compared to the same period in 2015 primarily as a result of lower shipment volumes in our Rail and Inland Barge Groups. Operating profit was affected by additional costs associated with aligning our production footprint with demand in several of our business groups. Operating profit in our Leasing Group decreased for the three months ended March 31, 2016 over the prior year period as a result of lower railcar sales. Operating profit in our Energy Equipment Group was substantially unchanged while operating profit in the Construction Products Group increased for the three months ended March 31, 2016 when compared to the prior year, due to higher volumes in our Highway Products and Aggregates businesses.

For a further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.
Other Income and Expense. Other income and expense is summarized in the following table:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Interest income	$(1.2)	$(0.5)
Interest expense	45.8	51.5
Other, net	(0.7)	(2.3)
Consolidated Total	$43.9	$48.7
Interest expense decreased by $5.7 million for the three months ended March 31, 2016 from the prior year period primarily due to the repayment in full of certain Leasing Group related debt in May 2015.
Income Taxes. The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate on income before income taxes:

	Three Months Ended March 31,
	2016	2015
Statutory rate	35.0%	35.0%
State taxes	1.1	1.2
Domestic production activities deduction	—	(2.1)
Noncontrolling interest in partially-owned subsidiaries	(1.3)	(1.0)
Other, net	1.2	0.4
Effective rate	36.0%	33.5%
Our effective tax rate reflects the Company's estimate for 2016 of its state income tax expense and income attributable to the noncontrolling interests in partially-owned leasing subsidiaries for which no income tax expense is provided. See Note 5 of the Consolidated Financial Statements for a further explanation of activities with respect to our partially-owned leasing subsidiaries. See Note 13 of the Consolidated Financial Statements for a further discussion of income taxes. Net income tax refunds received during the three months ended March 31, 2016 totaled $74.3 million. Net income taxes receivable at March 31, 2016 amounted to $18.2 million.

Segment Discussion
Rail Group

	Three Months Ended March 31,
	2016	2015	Percent
	($ in millions)		Change
Revenues:
Railcars	$802.4	$1,107.2	(27.5)%
Components and maintenance services	44.5	37.3	19.3
Total revenues	846.9	1,144.5	(26.0)

Operating costs:
Cost of revenues	672.4	915.2	(26.5)
Selling, engineering, and administrative costs	17.3	16.6	4.2
Operating profit	$157.2	$212.7	(26.1)
Operating profit margin	18.6%	18.6%
As of March 31, 2016 and 2015 our Rail Group backlog of railcars was as follows:

	As of March 31,
	2016	2015
	(in millions)
External Customers	$3,370.9	$4,553.4
Leasing Group	1,345.9	2,254.4
Total	$4,716.8	$6,807.8
The changes in the number of railcars in the Rail Group backlog are as follows:

	Three Months Ended March 31,
	2016	2015
Beginning balance	48,885	61,035
Orders received	1,620	4,865
Shipments	(7,145)	(8,710)
Ending balance	43,360	57,190
Revenue overall decreased for the three months ended March 31, 2016 by 26.0% when compared to the prior year period. Approximately 67% of the decrease in railcar revenue resulted from a decrease in unit deliveries with the remainder due to product mix changes. Cost of revenues decreased for the three months ended March 31, 2016 by 26.5% compared to the same period in the prior year primarily due to a decrease in unit deliveries.
Unit decreases and lower prices decreased total backlog dollars by 30.7% when comparing March 31, 2016 to the prior year period. The average selling price in the backlog at March 31, 2016 was 8.6% lower as compared to March 31, 2015 primarily due to product mix changes. The backlog dedicated to the Leasing Group is supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery as customers may alternately choose to purchase railcars as external sales from the Rail Group.
In the three months ended March 31, 2016, railcar shipments included sales to the Leasing Group of $283.3 million with a deferred profit of $65.5 million, representing 2,410 railcars, compared to $259.0 million with a deferred profit of $48.3 million, representing 2,240 railcars, in the comparable period in 2015. In the three months ended March 31, 2016, railcar shipments included sales of leased railcars to third parties of $8.1 million compared with $15.2 million for the three months ended March 31, 2015.

Construction Products Group

	Three Months Ended March 31,
	2016	2015	Percent
	($ in millions)		Change
Revenues:
Highway Products	$62.7	$52.8	18.8%
Aggregates	53.7	37.9	41.7
Other	8.5	22.1	(61.5)
Total revenues	124.9	112.8	10.7

Operating costs:
Cost of revenues	89.6	86.9	3.1
Selling, engineering, and administrative costs	19.6	18.3	7.1
Property disposition gains	(0.2)	(0.7)	(71.4)
Operating profit	$15.9	$8.3	91.6
Operating profit margin	12.7%	7.4%
Revenues and cost of revenues increased by 10.7% and 3.1%, respectively, for the three months ended March 31, 2016 compared to the same period in 2015 resulting primarily from higher volumes in our Highway Products and Aggregates businesses, partially offset by lower volumes in our other businesses including lower volumes from the sale of our galvanizing business in June 2015. Selling, engineering, and administrative costs increased by 7.1% for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to higher legal expenses, partially offset by lower compensation costs.

Inland Barge Group

	Three Months Ended March 31,
	2016	2015	Percent
	($ in millions)		Change
Revenues	$110.8	$153.1	(27.6)%

Operating costs:
Cost of revenues	94.4	121.7	(22.4)
Selling, engineering, and administrative costs	3.8	3.9	(2.6)
Operating profit	$12.6	$27.5	(54.2)
Operating profit margin	11.4%	18.0%
Revenues decreased for the three months ended March 31, 2016 by 27.6% compared to the same period in 2015 primarily from lower delivery volumes of tank barges. Cost of revenues decreased for the three months ended March 31, 2016 when compared to the same period in 2015 due to lower delivery volumes and product mix changes. Selling, engineering, and administrative costs were substantially unchanged for the three months ended March 31, 2016 compared to the same period in 2015.
As of March 31, 2016, the backlog for the Inland Barge Group was $318.7 million compared to $565.4 million as of March 31, 2015.

Energy Equipment Group

	Three Months Ended March 31,
	2016	2015	Percent
	($ in millions)		Change
Revenues:
Wind towers and utility structures	$186.6	$168.7	10.6%
Other	86.8	131.4	(33.9)
Total revenues	273.4	300.1	(8.9)

Operating costs:
Cost of revenues	217.2	242.6	(10.5)
Selling, engineering, and administrative costs	18.8	20.3	(7.4)
Operating profit	$37.4	$37.2	0.5
Operating profit margin	13.7%	12.4%
Revenues for the three months ended March 31, 2016 decreased by 8.9% when compared to the same period in 2015. Revenues from our wind towers and utility structures product line increased by 10.6% primarily due to increased wind tower volumes being partially offset by lower utility structure volumes. Revenues from Other product lines for the three months ended March 31, 2016 decreased by 33.9% when compared to the same period in 2015 primarily as a result of changes in shipping volumes. Other revenues include results primarily from our storage and distribution containers and tank heads product lines. Similarly, cost of revenues decreased by 10.5% for the three months ended March 31, 2016 compared to 2015 due to lower volumes in our utility structures and Other product lines, partially offset by increased volumes in our wind towers business. Selling, engineering, and administrative costs decreased by 7.4% for the three months ended March 31, 2016 resulting primarily from lower professional service expenses.
The backlog for wind towers was $263.4 million and $390.7 million at March 31, 2016 and 2015, respectively. The Company does not report backlog from its utility structures business because certain contracts contain partial order cancellation provisions.

Railcar Leasing and Management Services Group

	Three Months Ended March 31,
	2016	2015	Percent
	($ in millions)		Change
Revenues:
Leasing and management	$170.5	$166.1	2.6%
Sales of railcars owned one year or less at the time of sale	8.0	78.7	*
Total revenues	$178.5	$244.8	(27.1)

Operating profit:
Leasing and management	$69.8	$82.3	(15.2)
Railcar sales:
Railcars owned one year or less at the time of sale	2.3	25.6
Railcars owned more than one year at the time of sale	2.1	14.9
Total operating profit	$74.2	$122.8	(39.6)

Operating profit margin:
Leasing and management	40.9%	49.5%
Railcar sales	*	*
Total operating profit margin	41.6%	50.2%

Selected expense information(1):
Depreciation	$37.4	$34.1	9.7
Maintenance	$31.6	$19.9	58.8
Rent	$9.5	$11.8	(19.5)
Interest	$31.8	$37.9	(16.1)
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
Total revenues decreased by 27.1% for the three months ended March 31, 2016 compared to 2015 due to a lower volume of railcar sales owned one year or less, partially offset by growth in leasing and management revenues. The increase in leasing and management revenues was primarily due to net fleet additions, partially offset by lower average utilization.
During the three months ended March 31, 2016 and 2015, the Company received proceeds from the sales of leased railcars as follows:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$8.0	$78.7
Railcars owned more than one year at the time of sale	6.7	78.5
Rail Group	8.1	15.2
	$22.8	$172.4
Operating profit decreased by 39.6% for the three months ended March 31, 2016 compared to 2015 due to a lower volume of railcar sales. Leasing and management operating profit for the three months ended March 31, 2016 decreased by 15.2% due to higher maintenance expense associated with routine compliance testing and lower fleet utilization. In February 2015, the Leasing Group purchased all of the railcars which previously had been leased to the Company from one of the independent owner trusts resulting in lower rent expense for the three months ended March 31, 2016 when compared to 2015. Interest expense decreased primarily due to the the repayment in full of certain Leasing Group debt in May 2015.
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

Information regarding the Leasing Group’s lease fleet, owned through its wholly-owned and partially-owned subsidiaries, follows:

	March 31, 2016	March 31, 2015
Number of railcars	79,055	76,170
Average age in years	8.1	7.8
Average remaining lease term in years	3.2	3.4
Fleet utilization	97.2%	99.3%

All Other

	Three Months Ended March 31,
	2016	2015	Percent
	($ in millions)		Change
Revenues	$21.9	$28.1	(22.1)%

Operating costs:
Cost of revenues	24.7	27.7	(10.8)
Selling, engineering, and administrative costs	2.0	2.1	(4.8)
Property disposition (gains) losses	0.3	(0.2)
Operating loss	$(5.1)	$(1.5)	240.0
Revenues decreased for the three months ended March 31, 2016 compared to 2015 primarily due to a decrease in internal shipments from our transportation company and services provided by our facilities maintenance operations for the three months ended March 31, 2016. Operating loss increased for the three months ended March 31, 2016 compared to 2015 primarily as a result of higher costs related to nonoperating facilities and additional expenses incurred by our facilities maintenance operations.

Corporate

	Three Months Ended March 31,
	2016	2015	Percent
	($ in millions)		Change
Operating costs	$24.7	$26.7	(7.5)%
Operating costs for the three months ended March 31, 2016 decreased when compared to 2015 as lower compensation and consulting expenses were partially offset by higher legal expenses.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2016 and March 31, 2015:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Total cash provided by (required by):
Operating activities	$286.1	$109.4
Investing activities	(356.1)	(323.1)
Financing activities	(80.3)	(83.5)
Net increase (decrease) in cash and cash equivalents	$(150.3)	$(297.2)
Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2016 was $286.1 million compared to net cash provided by operating activities of $109.4 million for the three months ended March 31, 2015. Cash flow provided by operating activities increased primarily due to lower receivables and a higher provision for deferred taxes for the three months ended March 31, 2016.
Receivables at March 31, 2016 decreased by $67.9 million or 14.6% from December 31, 2015 primarily due to a lower income tax receivable. Raw materials inventory at March 31, 2016 decreased by $20.8 million or 4.3% since December 31, 2015 primarily attributable to lower levels in our Rail Group from improved inventory management while finished goods inventory at March 31, 2016 decreased by $23.6 million or 9.8% since December 31, 2015 due to lower inventory related to scheduled shipments in early 2016 in our Rail and Energy Equipment Groups. Accounts payable increased slightly by $7.0 million, while accrued liabilities decreased by $73.3 million from December 31, 2015 due to payment of certain 2015 year end obligations. We continually review reserves related to bad debt as well as the adequacy of lower of cost or market valuations related to accounts receivable and inventory.
Investing Activities. Net cash required by investing activities for the three months ended March 31, 2016 was $356.1 million compared to $323.1 million for the three months ended March 31, 2015. Capital expenditures for the three months ended March 31, 2016 were $249.1 million, which included $228.5 million for additions to the lease fleet less $5.7 million for the cost of sold lease fleet railcars owned one year or less. This compares to $336.9 million of capital expenditures for the same period last year, which included $336.5 million for additions to the lease fleet less $53.1 million for the cost of sold lease fleet railcars owned one year or less. Lease fleet additions during the first quarter of 2015 include the Company's purchase of the railcars which previously had been leased to the Leasing Group from one of the independent owner trusts for $121.1 million. Proceeds from the sale of property, plant, and equipment and other assets totaled $7.8 million for the three months ended March 31, 2016, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $6.7 million. This compares to $80.1 million for the same period in 2015, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $78.5 million. Full-year manufacturing/corporate capital expenditures for 2016 are projected to range between $150.0 million and $200.0 million. For 2016, we expect the gross cash investment in our lease fleet to be approximately $925.0 million. Additionally, we expect between $300.0 million and $400.0 million in sales of leased railcars to partially offset this investment. Short-term marketable securities for the three months ended March 31, 2016 increased by $115.0 million.
Financing Activities. Net cash required by financing activities during the three months ended March 31, 2016 was $80.3 million compared to $83.5 million of cash required by financing activities for the same period in 2015. During the three months ended March 31, 2016, we retired $30.4 million in debt as scheduled. During the three months ended March 31, 2015, we retired $70.9 million in debt as scheduled. Additionally, we repurchased shares of the Company stock under a share repurchase program as described further below. We intend to use our cash and committed credit facilities to fund the operations, expansions, and growth initiatives of the Company. Additionally, we may use our cash and committed credit facilities to retire or repurchase the Company's outstanding debt prior to its stated maturity or repurchase shares of its common stock.
Other Investing and Financing Activities
The $1.0 billion TILC warehouse loan facility, established to finance railcars owned by TILC, had $259.3 million in outstanding borrowings as of March 31, 2016. Under the facility, $740.7 million was unused and available as of March 31, 2016 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 2.31% at March 31, 2016. The warehouse loan facility has been renewed and extended through April 2018. Interest rate pricing remained unchanged under the renewed facility. Amounts outstanding at maturity, absent renewal, are payable under the renewed facility in April 2019.
As of March 31, 2016, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $93.4 million, leaving $506.6 million available for borrowing. Other than these letters of credit, there were no borrowings under our revolving credit facility as of March 31, 2016, or for the three month period then ended. Borrowings under the credit facility bear interest at a defined index rate plus a margin and are guaranteed by certain 100%-owned subsidiaries of the Company.
In December 2015, the Company’s Board of Directors renewed its $250 million share repurchase program effective January 1, 2016 through December 31, 2017.The new program replaced the previous program which expired on December 31, 2015. Under the new program, 2,070,600 shares were repurchased during the three months ended March 31, 2016, at a cost of approximately $34.7 million.
During the three months ended March 31, 2016 and 2015, the Company received proceeds from the sales of leased railcars as follows:

	Three Months Ended March 31,
	2016	2015
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$8.0	$78.7
Railcars owned more than one year at the time of sale	6.7	78.5
Rail Group	8.1	15.2
	$22.8	$172.4
The current level of uncertainty in the macro-economic environment continues to limit the pace of new order volumes in certain of the Company's businesses. During the last several years, many of our businesses benefitted from capital investment activity occurring in the upstream energy markets due to a relatively high, stable price of oil. The extended downturn in the price of oil as well as other factors including, among others, the strong dollar and weakness across other commodity prices, has created uncertainty for a number of our customers in their long-term capital planning processes. We continue to assess demand for our products and services and take steps to align our manufacturing capacity appropriately.
Equity Investment
See Note 5 of the Consolidated Financial Statements for information about the Company's investment in partially-owned leasing subsidiaries.
Future Operating Requirements
We expect to finance future operating requirements with cash, cash equivalents and short-term marketable securities; cash flows from operations; and, depending on market conditions, short-term and long-term debt; and equity. Debt instruments that the Company has utilized include its revolving credit facility, the TILC warehouse facility, senior notes, convertible subordinated notes, asset-backed securities, and sale-leaseback transactions. As of March 31, 2016, the Company had unrestricted cash and cash equivalent balances of $835.6 million, and $506.6 million available under its revolving credit facility. In April 2015, the TILC warehouse facility was increased to $1 billion and extended through April 2018. Under the renewed facility, $740.7 million was unused and available as of March 31, 2016 based on the amount of warehouse-eligible, unpledged equipment. The Company believes it has access to adequate capital resources to fund operating requirements and is a participant in the capital markets.
Off Balance Sheet Arrangements
See Note 6 and Note 11 of the Notes to Consolidated Financial Statements for information about off balance sheet arrangements.

Derivative Instruments
We may use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also may use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 of the Consolidated Financial Statements for discussion of how the Company valued its commodity hedges and interest rate swap at March 31, 2016. See Note 11 of the Consolidated Financial Statements for a description of the Company's debt instruments.
Interest rate hedges

			Included in accompanying balance sheet at March 31, 2016
	Notional Amount	Interest Rate(1)	Liability	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(0.9)	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$7.4	$10.0
Open hedge:
TRIP Master Funding secured railcar equipment notes	$44.4	2.62%	$2.0	$0.8	$1.1

(1)	Weighted average fixed interest rate

	Effect on interest expense - increase/(decrease)
	Three Months Ended March 31,		Expected effect during next twelve months(1)
	2016	2015
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$(0.1)	$(0.1)	$(0.2)
Promissory notes	$—	$0.7	$—
TRIP Holdings warehouse loan	$1.2	$1.3	$4.7
Open hedges:
TRIP Master Funding secured railcar equipment notes	$0.3	$0.3	$0.8
Promissory notes	$—	$3.7	$—
(1) Based on the fair value of open hedges as of March 31, 2016
During 2005 and 2006, we entered into interest rate swap derivatives in anticipation of issuing our 2006 Secured Railcar Equipment Notes. These derivative instruments, with a notional amount of $200.0 million, were settled in 2006 and fixed the interest rate on a portion of the related debt issuance. These derivative instrument transactions are being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in Accumulated Other Comprehensive Loss ("AOCL") through the date the related debt issuance closed in 2006. The balance is being amortized over the term of the related debt. The effect on interest expense is due to amortization of the AOCL balance.
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
Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $4.7 million of additional interest expense expected to be recognized during the twelve months following March 31, 2016. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with an initial notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The effect on interest expense is primarily a result of monthly interest settlements.
See Note 11 Debt regarding the related debt instruments.
Other Derivatives
Natural gas and diesel fuel
We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations.The effect on operating income for these instruments was not significant. The amount recorded in the consolidated balance sheet as of March 31, 2016 for these instruments was a liability of $0.6 million.

Contractual Obligation and Commercial Commitments
As of March 31, 2016, contractual obligations related to letters of credit increased to $93.4 million from $91.6 million as of December 31, 2015. Refer to Note 11 of the Consolidated Financial Statements for changes to our outstanding debt and maturities. Contractual obligations that relate to operating leases including sale/leaseback transactions were substantially unchanged as of March 31, 2016. See Note 6 of the Consolidated Financial Statements regarding operating lease obligations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2015 as set forth in Item 7A of our 2015 Form 10-K. Refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of debt-related activity and the impact of hedging activity for the three months ended March 31, 2016.

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

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Item 1A of our 2015 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended March 31, 2016:

Period	Number of Shares Purchased(1)	Average Price Paid per Share (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2016 through January 31, 2016	2,895	$20.77	—	$250,000,000
February 1, 2016 through February 29, 2016	950,288	$15.91	941,900	$235,033,398
March 1, 2016 through March 31, 2016	1,134,195	$17.43	1,128,700	$215,375,299
Total	2,087,378	$16.74	2,070,600	$215,375,299
(1) These columns include the following transactions during the three months ended March 31, 2016: (i) the surrender to the Company of 11,489 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, (ii) the purchase of 5,289 shares of common stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust, and (iii) the purchase of 2,070,600 shares of common stock on the open market as part of the stock repurchase program.
(2) In December 2015, the Company’s Board of Directors renewed its $250 million share repurchase program effective January 1, 2016 through December 31, 2017. Under the program, 2,070,600 shares were repurchased during the three months ended March 31, 2016 at a cost of approximately $34.7 million. The approximate dollar value of shares that were eligible to be repurchased under such share repurchase program is shown as of the end of such month or quarter.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-Q.

Item 5. Other Information
None.

Item 6. Exhibits

NO.	DESCRIPTION
10.14.1
First Amendment to Credit Agreement, dated as of January 28, 2016, by and among Trinity Industries, Inc., as Borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent and Wells Fargo Bank, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.14.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2015).

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
Registrant
James E. Perry
Senior Vice President and
Chief Financial Officer
April 22, 2016

INDEX TO EXHIBITS

NO.	DESCRIPTION
10.14.1
First Amendment to Credit Agreement, dated as of January 28, 2016, by and among Trinity Industries, Inc., as Borrower, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent and Wells Fargo Bank, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.14.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2015).

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