Form 10-Q
period 2016-06-30
TRINITY INDUSTRIES INC
filed 2016-07-22
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At July 15, 2016 the number of shares of common stock outstanding was 152,392,470.

TRINITY INDUSTRIES, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions, except per share amounts)
Revenues:
Manufacturing	$888.8	$1,445.4	$1,898.9	$2,827.9
Leasing	296.1	231.4	473.9	475.6
	1,184.9	1,676.8	2,372.8	3,303.5
Operating costs:
Cost of revenues:
Manufacturing	719.1	1,101.8	1,513.0	2,186.3
Leasing	178.6	117.8	274.6	244.4
	897.7	1,219.6	1,787.6	2,430.7
Selling, engineering, and administrative expenses:
Manufacturing	60.3	69.4	121.7	130.7
Leasing	11.7	12.7	22.1	23.0
Other	34.7	32.3	59.4	59.0
	106.7	114.4	203.2	212.7
Gains (losses) on dispositions of property:
Net gains on railcar lease fleet sales owned more than one year at the time of sale	11.4	30.1	13.5	45.0
Other	(0.3)	10.0	(0.5)	10.9
	11.1	40.1	13.0	55.9
Total operating profit	191.6	382.9	395.0	716.0
Other (income) expense:
Interest income	(1.3)	(0.5)	(2.5)	(1.0)
Interest expense	45.6	50.6	91.4	102.1
Other, net	(4.9)	(0.7)	(5.6)	(3.0)
	39.4	49.4	83.3	98.1
Income before income taxes	152.2	333.5	311.7	617.9
Provision for income taxes	53.4	112.7	110.8	208.1
Net income	98.8	220.8	200.9	409.8
Net income attributable to noncontrolling interest	4.2	8.8	9.1	17.6
Net income attributable to Trinity Industries, Inc.	$94.6	$212.0	$191.8	$392.2

Net income attributable to Trinity Industries, Inc. per common share:
Basic	$0.62	$1.36	$1.25	$2.52
Diluted	$0.62	$1.33	$1.25	$2.46
Weighted average number of shares outstanding:
Basic	147.8	150.7	148.7	151.0
Diluted	147.8	154.2	148.7	154.3
Dividends declared per common share	$0.110	$0.110	$0.220	$0.210
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Net income	$98.8	$220.8	$200.9	$409.8
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized losses arising during the period, net of tax benefit of $-, $-, $0.2, and $0.2	(0.3)	—	(0.7)	(0.3)
Reclassification adjustments for losses included in net income, net of tax benefit of $0.1, $1.0, $0.5, and $3.1	1.2	2.6	2.2	6.4
Currency translation adjustment	0.3	1.2	1.8	(2.6)
Defined benefit plans:
Amortization of net actuarial losses, net of tax benefit of $0.5, $0.5, $1.0, and $1.0	0.8	0.8	1.6	1.6
	2.0	4.6	4.9	5.1
Comprehensive income	100.8	225.4	205.8	414.9
Less: comprehensive income attributable to noncontrolling interest	4.9	9.7	10.3	19.1
Comprehensive income attributable to Trinity Industries, Inc.	$95.9	$215.7	$195.5	$395.8
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
	(unaudited)
	(in millions)
ASSETS
Cash and cash equivalents	$614.0	$786.0
Short-term marketable securities	200.0	84.9
Receivables, net of allowance	439.3	369.9
Income tax receivable	68.9	94.9
Inventories:
Raw materials and supplies	416.0	478.6
Work in process	257.7	222.8
Finished goods	208.9	241.7
	882.6	943.1
Restricted cash, including partially-owned subsidiaries of $80.3 and $89.9	183.3	195.8
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $1,981.0 and $1,980.1	7,510.4	7,145.4
Less accumulated depreciation, including partially-owned subsidiaries of $340.1 and $313.7	(1,903.8)	(1,797.4)
	5,606.6	5,348.0
Goodwill	754.8	753.8
Other assets	285.9	309.5
	$9,035.4	$8,885.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$221.2	$216.8
Accrued liabilities	459.3	529.6
Debt:
Recourse, net of unamortized discount of $35.8 and $44.2	843.9	836.7
Non-recourse:
Wholly-owned subsidiaries	892.4	928.7
Partially-owned subsidiaries	1,393.3	1,430.0
	3,129.6	3,195.4
Deferred income	25.0	27.1
Deferred income taxes	902.8	752.2
Other liabilities	120.2	116.1
	4,858.1	4,837.2
Stockholders’ equity:
Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – 400.0 shares authorized	1.5	1.5
Capital in excess of par value	515.6	548.5
Retained earnings	3,378.8	3,220.3
Accumulated other comprehensive loss	(111.7)	(115.4)
Treasury stock	(1.1)	(1.0)
	3,783.1	3,653.9
Noncontrolling interest	394.2	394.8
	4,177.3	4,048.7
	$9,035.4	$8,885.9
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2016	2015
	(in millions)
Operating activities:
Net income	$200.9	$409.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139.9	130.4
Stock-based compensation expense	22.8	31.3
Excess tax benefits from stock-based compensation	(0.6)	(12.8)
Provision (benefit) for deferred income taxes	126.9	(4.9)
Net gains on railcar lease fleet sales owned more than one year at the time of sale	(13.5)	(45.0)
(Gains) losses on dispositions of property and other assets	0.5	(10.9)
Non-cash interest expense	14.2	16.1
Other	(2.6)	0.5
Changes in assets and liabilities:
(Increase) decrease in receivables	(43.4)	(128.8)
(Increase) decrease in inventories	60.5	81.7
(Increase) decrease in restricted cash	—	(9.4)
(Increase) decrease in other assets	19.7	(7.0)
Increase (decrease) in accounts payable	4.4	(22.0)
Increase (decrease) in accrued liabilities	(47.8)	(150.7)
Increase (decrease) in other liabilities	4.5	3.7
Net cash provided by operating activities	486.4	282.0

Investing activities:
(Increase) decrease in short-term marketable securities	(115.1)	75.0
Proceeds from dispositions of property and other assets	4.1	4.8
Proceeds from railcar lease fleet sales owned more than one year at the time of sale	37.7	167.4
Capital expenditures – leasing, net of sold lease fleet railcars owned one year or less with a net cost of $92.0 and $96.0	(346.0)	(419.4)
Capital expenditures – manufacturing and other	(79.8)	(100.7)
Acquisitions, net of cash acquired	—	(46.2)
Divestitures	—	51.3
Other	2.3	5.2
Net cash required by investing activities	(496.8)	(262.6)

Financing activities:
Proceeds from issuance of common stock, net	—	0.2
Excess tax benefits from stock-based compensation	0.6	12.8
Payments to retire debt	(77.6)	(471.0)
Proceeds from issuance of debt	—	242.4
(Increase) decrease in restricted cash	12.5	46.8
Shares repurchased	(34.7)	(75.0)
Dividends paid to common shareholders	(33.4)	(31.1)
Purchase of shares to satisfy employee tax on vested stock	(16.1)	(27.2)
Distributions to noncontrolling interest	(10.9)	(19.9)
Other	(2.0)	(1.5)
Net cash required by financing activities	(161.6)	(323.5)
Net decrease in cash and cash equivalents	(172.0)	(304.1)
Cash and cash equivalents at beginning of period	786.0	887.9
Cash and cash equivalents at end of period	$614.0	$583.8
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value)
Balances at December 31, 2015	152.9	$1.5	$548.5	$3,220.3	$(115.4)	(0.1)	$(1.0)	$3,653.9	$394.8	$4,048.7
Net income	—	—	—	191.8	—	—	—	191.8	9.1	200.9
Other comprehensive income	—	—	—	—	3.7	—	—	3.7	1.2	4.9
Cash dividends on common stock	—	—	—	(33.3)	—	—	—	(33.3)	—	(33.3)
Restricted shares, net	2.6	—	23.7	—	—	(1.0)	(17.1)	6.6	—	6.6
Shares repurchased	—	—	—	—	—	(2.1)	(34.7)	(34.7)	—	(34.7)
Excess tax deficiency from stock-based compensation	—	—	(4.9)	—	—	—	—	(4.9)	—	(4.9)
Disbursements to non-controlling interest	—	—	—	—	—	—	—	—	(10.9)	(10.9)
Retirement of treasury stock	(3.1)	—	(51.7)	—	—	3.1	51.7	—	—	—
Balances at June 30, 2016	152.4	$1.5	$515.6	$3,378.8	$(111.7)	(0.1)	$(1.1)	$3,783.1	$394.2	$4,177.3
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity”, “Company”, “we”, or “our”) including the accounts of its wholly-owned subsidiaries and its partially-owned subsidiaries, TRIP Rail Holdings LLC (“TRIP Holdings”) and RIV 2013 Rail Holdings LLC ("RIV 2013"), in which the Company has a controlling interest. In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of June 30, 2016, and the results of operations for the three and six months ended June 30, 2016 and 2015, and cash flows for the six months ended June 30, 2016 and 2015, have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Because of seasonal and other factors, the results of operations for the six months ended June 30, 2016 may not be indicative of expected results of operations for the year ending December 31, 2016. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2015.
Stockholders' Equity
In December 2015, the Company’s Board of Directors renewed its $250 million share repurchase program effective January 1, 2016 through December 31, 2017. The new program replaced the previous program which expired on December 31, 2015. Under the new program, 2,070,600 shares were repurchased during the six months ended June 30, 2016, at a cost of approximately $34.7 million. There were no shares repurchased during the three months ended June 30, 2016. During the three and six months ended June 30, 2015, the Company repurchased 1,669,764 shares and 2,390,804 shares, respectively, at a cost of approximately $50.0 million and $75.0 million, respectively.
Revenue Recognition
Revenues for contracts providing for a large number of units and few deliveries are recorded as the individual units are produced, inspected, and accepted by the customer as the risk of loss passes to the customer upon delivery acceptance on these contracts. This occurs primarily in the Rail and Inland Barge Groups. Revenue from rentals and operating leases, including contracts that contain non-level fixed rental payments, is recognized monthly on a straight-line basis. Revenue is recognized from the sales of railcars from the lease fleet on a gross basis in leasing revenues and cost of revenues if the railcar has been owned for one year or less at the time of sale. Sales of railcars from the lease fleet that have been owned for more than one year are recognized as a net gain or loss from the disposal of a long-term asset. Fees for shipping and handling are recorded as revenue. For all other products, we recognize revenue when products are shipped or services are provided.
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
Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments including restricted cash, short-term marketable securities, and receivables. The Company places its cash investments and short-term marketable securities in bank deposits and investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer. Concentrations of credit risk with respect to receivables are limited due to control procedures that monitor the credit worthiness of customers, the large number of customers in the Company's customer base, and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance for doubtful accounts based upon the expected collectibility of all receivables. Receivable balances determined to be uncollectible are charged against the allowance. The carrying values of cash, short-term marketable securities (using level two inputs), receivables, and accounts payable are considered to be representative of their respective fair values. At June 30, 2016, one customer's net receivable balance in our Rail Group accounted for 11% of the consolidated net receivables balance outstanding.

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
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, "Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting", ("ASU 2016-09") which will change how companies account for certain aspects of share-based payments to employees. Excess tax benefits or deficiencies related to vested awards, previously recognized in stockholders' equity, will be required to be recognized in the income statement when the awards vest. ASU 2016-09 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2016 with early adoption permitted. The effect of adopting this standard will result in volatility in the provision for income taxes depending on fluctuations in the price of the Company's stock.

Note 2. Acquisitions and Divestitures
There was no acquisition or divestiture activity for the three and six months ended June 30, 2016.
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

Note 3. Fair Value Accounting
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of June 30, 2016
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$127.6	$—	$—	$127.6
Restricted cash	183.3	—	—	183.3
Equity instruments	—	2.9	—	2.9
Total assets	$310.9	$2.9	$—	$313.8

Liabilities:
Interest rate hedge:(1)
Partially-owned subsidiaries	$—	$2.0	$—	$2.0
Total liabilities	$—	$2.0	$—	$2.0

	Fair Value Measurement as of December 31, 2015
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$174.0	$—	$—	$174.0
Restricted cash	195.8	—	—	195.8
Total assets	$369.8	$—	$—	$369.8

Liabilities:
Interest rate hedge:(1)
Partially-owned subsidiaries	$—	$1.6	$—	$1.6
Fuel derivative instruments(1)	—	0.8	—	0.8
Total liabilities	$—	$2.4	$—	$2.4
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
Level 2 – This level is defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company's fuel derivative instruments, which are commodity swaps, are valued using energy and commodity market data. Interest rate hedges are valued at exit prices obtained from each counterparty. See Note 7 Derivative Instruments and Note 11 Debt. The equity instruments consist of warrants for the purchase of certain publicly-traded equity securities and are valued using the Black-Scholes-Merton option pricing model and certain assumptions regarding the exercisability of the options under the related agreement.
Level 3 – This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts and estimated fair values of our long-term debt are as follows:

	June 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Recourse:
Senior notes	$399.6	$376.6	$399.6	$370.3
Convertible subordinated notes	449.4	484.8	449.4	534.8
Less: unamortized discount	(35.4)		(43.8)
	414.0		405.6
Capital lease obligations	34.1	34.1	35.8	35.8
Other	0.5	0.5	0.5	0.5
	848.2	896.0	841.5	941.4
Less: unamortized debt issuance costs	(4.3)		(4.8)
	843.9		836.7
Non-recourse:
2006 secured railcar equipment notes	201.3	208.2	204.1	218.2
2009 secured railcar equipment notes	175.8	192.2	179.2	207.2
2010 secured railcar equipment notes	288.0	288.6	296.2	314.2
TILC warehouse facility	240.5	240.5	264.3	264.3
TRL 2012 secured railcar equipment notes (RIV 2013)	436.8	407.3	449.1	436.9
TRIP Master Funding secured railcar equipment notes (TRIP Holdings)	972.4	973.2	997.8	1,039.5
	2,314.8	2,310.0	2,390.7	2,480.3
Less: unamortized debt issuance costs	(29.1)		(32.0)
	2,285.7		2,358.7
Total	$3,129.6	$3,206.0	$3,195.4	$3,421.7
The estimated fair values of our senior notes and convertible subordinated notes were based on a quoted market price in a market with little activity as of June 30, 2016 and December 31, 2015 (Level 2 input). The estimated fair values of our 2006, 2009, 2010, and 2012 secured railcar equipment notes and TRIP Rail Master Funding LLC (“TRIP Master Funding”) secured railcar equipment notes are based on our estimate of their fair value as of June 30, 2016 and December 31, 2015. These values were determined by discounting their future cash flows at the current market interest rate (Level 3 inputs). The carrying value of our Trinity Industries Leasing Company (“TILC”) warehouse facility approximates fair value because the interest rate adjusts to the market interest rate (Level 3 input). The fair values of all other financial instruments are estimated to approximate carrying value. See Note 11 Debt for a description of the Company's long-term debt.

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

Sales and related net profits ("deferred profit") from the Rail Group to the Leasing Group are recorded in the Rail Group and eliminated in consolidation and reflected in the "Eliminations - Lease subsidiary" line in the table below. Sales between these groups are recorded at prices comparable to those charged to external customers, taking into consideration quantity, features, and production demand. Amortization of deferred profit on railcars sold to the Leasing Group is included in the operating profit of the Leasing Group, resulting in the recognition of depreciation expense based on the Company's original manufacturing cost of the railcars. Sales of railcars from the lease fleet are included in the Leasing Group, with related gains and losses computed based on the net book value of the original manufacturing cost of the railcars.The financial information for these segments is shown in the tables below. We operate principally in North America.
Three Months Ended June 30, 2016

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$427.7	$265.5	$693.2	$88.8
Construction Products Group	141.7	4.1	145.8	21.5
Inland Barge Group	118.3	—	118.3	14.3
Energy Equipment Group	199.1	41.5	240.6	34.9
Railcar Leasing and Management Services Group	296.1	0.5	296.6	117.7
All Other	2.0	17.7	19.7	(5.2)
Segment Totals before Eliminations and Corporate	1,184.9	329.3	1,514.2	272.0
Corporate	—	—	—	(34.7)
Eliminations – Lease subsidiary	—	(252.1)	(252.1)	(45.9)
Eliminations – Other	—	(77.2)	(77.2)	0.2
Consolidated Total	$1,184.9	$—	$1,184.9	$191.6
Three Months Ended June 30, 2015

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$884.2	$226.1	$1,110.3	$227.7
Construction Products Group	148.9	2.4	151.3	21.3
Inland Barge Group	187.8	—	187.8	40.7
Energy Equipment Group	223.3	58.6	281.9	36.3
Railcar Leasing and Management Services Group	231.4	6.7	238.1	137.7
All Other	1.2	25.6	26.8	(0.1)
Segment Totals before Eliminations and Corporate	1,676.8	319.4	1,996.2	463.6
Corporate	—	—	—	(32.3)
Eliminations – Lease subsidiary	—	(215.5)	(215.5)	(49.9)
Eliminations – Other	—	(103.9)	(103.9)	1.5
Consolidated Total	$1,676.8	$—	$1,676.8	$382.9

Six Months Ended June 30, 2016

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$970.9	$569.2	$1,540.1	$246.0
Construction Products Group	263.3	7.4	270.7	37.4
Inland Barge Group	229.1	—	229.1	26.9
Energy Equipment Group	431.6	82.4	514.0	72.3
Railcar Leasing and Management Services Group	473.9	1.2	475.1	191.9
All Other	4.0	37.6	41.6	(10.3)
Segment Totals before Eliminations and Corporate	2,372.8	697.8	3,070.6	564.2
Corporate	—	—	—	(59.4)
Eliminations – Lease subsidiary	—	(535.4)	(535.4)	(111.4)
Eliminations – Other	—	(162.4)	(162.4)	1.6
Consolidated Total	$2,372.8	$—	$2,372.8	$395.0
Six Months Ended June 30, 2015

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$1,759.6	$495.2	$2,254.8	$440.4
Construction Products Group	260.3	3.8	264.1	29.6
Inland Barge Group	340.9	—	340.9	68.2
Energy Equipment Group	464.8	117.2	582.0	73.5
Railcar Leasing and Management Services Group	475.6	7.3	482.9	260.5
All Other	2.3	52.6	54.9	(1.6)
Segment Totals before Eliminations and Corporate	3,303.5	676.1	3,979.6	870.6
Corporate	—	—	—	(59.0)
Eliminations – Lease subsidiary	—	(474.5)	(474.5)	(98.2)
Eliminations – Other	—	(201.6)	(201.6)	2.6
Consolidated Total	$3,303.5	$—	$3,303.5	$716.0

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
At June 30, 2016, the Company's carrying value of its investment in TRIP Holdings and RIV 2013 totaled $224.1 million representing the Company's weighted average 39% ownership interest. The remaining 61% weighted average interest is owned by third-party investor-owned funds. The Company's investments in its partially-owned leasing subsidiaries are eliminated in consolidation.
Each of TRIP Holdings and RIV 2013 has wholly-owned subsidiaries that are the owners of railcars acquired from the Company's Rail and Leasing Groups. These wholly-owned subsidiaries are TRIP Master Funding (wholly-owned by TRIP Holdings) and Trinity Rail Leasing 2012 LLC ("TRL 2012", wholly-owned by RIV 2013). Railcar purchases by these subsidiaries were funded by secured borrowings and capital contributions from TILC and third-party equity investors.TILC is the contractual servicer for TRIP Master Funding and TRL 2012, with the authority to manage and service each entity's owned railcars. The Company's controlling interest in each of TRIP Holdings and RIV 2013 results from its combined role as both equity member and agent/servicer. The noncontrolling interest included in the accompanying consolidated balance sheets represents the non-Trinity equity interest in these partially-owned subsidiaries.
Trinity has no obligation to guarantee performance under any of the partially-owned subsidiaries' (or their respective subsidiaries') debt agreements, guarantee any railcar residual values, shield any parties from losses, or guarantee minimum yields.
The assets of each of TRIP Master Funding and TRL 2012 may only be used to satisfy the particular subsidiary's liabilities, and the creditors of each of TRIP Master Funding and TRL 2012 have recourse only to the particular subsidiary's assets. Each of TILC and the third-party equity investors receive distributions from TRIP Holdings and RIV 2013, when available, in proportion to its respective equity interests, and has an interest in the net assets of the partially-owned subsidiaries upon a liquidation event in the same proportion. TILC is paid fees for the services it provides to TRIP Master Funding and TRL 2012 and has the potential to earn certain incentive fees. TILC and the third-party equity investors have commitments to provide additional equity funding to TRIP Holdings that expire in May 2019 contingent upon certain returns on investment in TRIP Holdings and other conditions being met. There are no remaining equity commitments with respect to RIV 2013.
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

Note 6. Railcar Leasing and Management Services Group
The Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet management, maintenance, and leasing services. Selected consolidating financial information for the Leasing Group is as follows:

	June 30, 2016
	Leasing Group
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash, cash equivalents, and short-term marketable securities	$3.3	$—	$810.7	$814.0
Property, plant, and equipment, net	$3,475.3	$1,908.1	$968.7	$6,352.1
Net deferred profit on railcars sold to the Leasing Group				(745.5)
Consolidated property, plant and equipment, net				$5,606.6
Restricted cash	$103.0	$80.3	$—	$183.3
Debt:
Recourse	$34.1	$—	$849.9	$884.0
Less: unamortized discount	—	—	(35.8)	(35.8)
Less: unamortized debt issuance costs	(0.1)	—	(4.2)	(4.3)
	34.0	—	809.9	843.9
Non-recourse	905.6	1,409.2	—	2,314.8
Less: unamortized debt issuance costs	(13.2)	(15.9)	—	(29.1)
	892.4	1,393.3	—	2,285.7
Total debt	$926.4	$1,393.3	$809.9	$3,129.6
Net deferred tax liabilities	$849.1	$1.4	$34.8	$885.3

	December 31, 2015
	Leasing Group
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash, cash equivalents, and short-term marketable securities	$3.8	$—	$867.1	$870.9
Property, plant, and equipment, net	$3,126.3	$1,938.6	$956.1	$6,021.0
Net deferred profit on railcars sold to the Leasing Group				(673.0)
Consolidated property, plant and equipment, net				$5,348.0
Restricted cash	$105.9	$89.9	$—	$195.8
Debt:
Recourse	$35.8	$—	$849.9	$885.7
Less: unamortized discount	—	—	(44.2)	(44.2)
Less: uamortized debt issuance costs	(0.1)	—	(4.7)	(4.8)
	35.7	—	801.0	836.7
Non-recourse	943.8	1,446.9	—	2,390.7
Less: unamortized debt issuance costs	(15.1)	(16.9)	—	(32.0)
	928.7	1,430.0	—	2,358.7
Total debt	$964.4	$1,430.0	$801.0	$3,195.4
Net deferred tax liabilities	$746.0	$1.4	$(12.6)	$734.8
Net deferred profit on railcars sold to the Leasing Group consists of intersegment profit that is eliminated in consolidation and is, therefore, not allocated to an operating segment. See Note 5 Partially-Owned Leasing Subsidiaries and Note 11 Debt for a further discussion regarding the Company’s investment in its partially-owned leasing subsidiaries and the related indebtedness.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Percent	2016	2015	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$178.5	$178.2	0.2%	$349.0	$344.3	1.4%
Sales of railcars owned one year or less at the time of sale	118.1	59.9	*	126.1	138.6	*
Total revenues	$296.6	$238.1	24.6	$475.1	$482.9	(1.6)

Operating profit:
Leasing and management	$74.5	$90.6	(17.8)	$144.3	$172.9	(16.5)
Railcar sales:
Railcars owned one year or less at the time of sale	31.8	17.0		34.1	42.6
Railcars owned more than one year at the time of sale	11.4	30.1		13.5	45.0
Total operating profit	$117.7	$137.7	(14.5)	$191.9	$260.5	(26.3)

Operating profit margin:
Leasing and management	41.7%	50.8%		41.3%	50.2%
Railcar sales	*	*		*	*
Total operating profit margin	39.7%	57.8%		40.4%	53.9%

Selected expense information(1):
Depreciation	$38.7	$35.8	8.1	$76.1	$69.9	8.9
Maintenance	$31.8	$21.4	48.6	$63.4	$41.3	53.5
Rent	$9.9	$9.6	3.1	$19.4	$21.4	(9.3)
Interest	$31.4	$36.4	(13.7)	$63.2	$74.3	(14.9)
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
During the six months ended June 30, 2016 and 2015, the Company received proceeds from the sales of leased railcars as follows:

	Six Months Ended June 30,
	2016	2015
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$126.1	$138.6
Railcars owned more than one year at the time of sale	37.7	167.4
Rail Group	8.1	111.7
	$171.9	$417.7
Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured predominantly by the Rail Group and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Leasing Group primarily enters into operating leases. Future contractual minimum rental revenues on leases are as follows:

	Remaining six months of 2016	2017	2018	2019	2020	Thereafter	Total
	(in millions)
Future contractual minimum rental revenue	$271.7	$483.4	$395.8	$305.0	$233.5	$381.4	$2,070.8
Debt. The Leasing Group’s debt at June 30, 2016 consisted primarily of non-recourse debt. As of June 30, 2016, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $1,419.5 million which is pledged as collateral for Leasing Group debt held by those subsidiaries, including equipment with a net book value of $43.5 million securing capital lease obligations. The net book value of unpledged equipment at June 30, 2016 was $1,989.4 million. See Note 11 Debt for the form, maturities, and descriptions of Leasing Group debt.
Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is nonrecourse to Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. TRIP Master Funding equipment with a net book value of $1,333.3 million is pledged as collateral for the TRIP Master Funding debt. TRL 2012 equipment with a net book value of $574.8 million is pledged solely as collateral for the TRL 2012 secured railcar equipment notes. See Note 5 Partially-Owned Leasing Subsidiaries for a description of TRIP Holdings and RIV 2013.
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
These Leasing Group subsidiaries had total assets as of June 30, 2016 of $146.1 million, including cash of $53.2 million and railcars of $65.4 million. The subsidiaries' cash, railcars, and an interest in each sublease are pledged to collateralize the lease obligations to the Trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiaries’ lease obligations. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties to be available to Trinity. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future contractual minimum rental revenues related to these leases due to the Leasing Group are as follows:

	Remaining six months of 2016	2017	2018	2019	2020	Thereafter	Total
	(in millions)
Future operating lease obligations of Trusts’ railcars	$14.7	$29.2	$29.2	$28.8	$26.1	$144.0	$272.0
Future contractual minimum rental revenues of Trusts’ railcars	$24.7	$41.9	$32.1	$22.4	$13.6	$23.3	$158.0
Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to operating leases other than leases discussed above are as follows:

	Remaining six months of 2016	2017	2018	2019	2020	Thereafter	Total
	(in millions)
Future operating lease obligations	$6.4	$12.1	$12.0	$9.5	$7.7	$20.6	$68.3
Future contractual minimum rental revenues	$9.3	$13.2	$8.0	$4.6	$2.6	$4.4	$42.1
Operating lease obligations totaling $11.3 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries. See Note 6 of the December 31, 2015 Consolidated Financial Statements filed on Form 10-K for a detailed explanation of these financing transactions.

Note 7. Derivative Instruments
We may use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also may use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 Fair Value Accounting for discussion of how the Company valued its commodity hedges and interest rate swap at June 30, 2016. See Note 11 Debt for a description of the Company's debt instruments.
Interest rate hedges

			Included in accompanying balance sheet at June 30, 2016
	Notional Amount	Interest Rate(1)	Liability	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(0.8)	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$6.9	$9.3
Open hedge:
TRIP Master Funding secured railcar equipment notes	$42.1	2.62%	$2.0	$0.8	$1.1

(1)	Weighted average fixed interest rate

	Effect on interest expense - increase/(decrease)
	Three Months Ended June 30,		Six Months Ended June 30,		Expected effect during next twelve months(1)
	2016	2015	2016	2015
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$(0.1)	$(0.1)	$(0.2)	$(0.2)	$(0.2)
Promissory notes	$—	$0.5	$—	$1.2	$—
TRIP Holdings warehouse loan	$1.2	$1.2	$2.4	$2.5	$4.7
Open hedges:
TRIP Master Funding secured railcar equipment notes	$0.2	$0.4	$0.5	$0.7	$0.8
Promissory notes	$—	$1.6	$—	$5.3	$—
(1) Based on the fair value of open hedges as of June 30, 2016
During 2005 and 2006, we entered into interest rate swap derivatives in anticipation of issuing our 2006 Secured Railcar Equipment Notes. These derivative instruments, with a notional amount of $200.0 million, were settled in 2006 and fixed the interest rate on a portion of the related debt issuance. These derivative instrument transactions are being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in Accumulated Other Comprehensive Loss ("AOCL") through the date the related debt issuance closed in 2006. The balance is being amortized over the term of the related debt. The effect on interest expense is due to amortization of the AOCL balance.
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
Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $4.7 million of additional interest expense expected to be recognized during the twelve months following June 30, 2016. Also in July

2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with an initial notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The effect on interest expense is primarily a result of monthly interest settlements.
See Note 11 Debt regarding the related debt instruments.
Other Derivatives
Natural gas and diesel fuel
We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The effect on operating income for these instruments was not significant. The amount recorded in the consolidated balance sheet as of June 30, 2016 for these instruments was not significant.

Note 8. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
	(in millions)
Manufacturing/Corporate:
Land	$105.4	$86.5
Buildings and improvements	634.5	610.4
Machinery and other	1,127.6	1,095.9
Construction in progress	43.5	68.7
	1,911.0	1,861.5
Less accumulated depreciation	(942.3)	(905.4)
	968.7	956.1
Leasing:
Wholly-owned subsidiaries:
Machinery and other	10.7	10.7
Equipment on lease	4,162.3	3,763.5
	4,173.0	3,774.2
Less accumulated depreciation	(697.7)	(647.9)
	3,475.3	3,126.3
Partially-owned subsidiaries:
Equipment on lease	2,308.5	2,307.7
Less accumulated depreciation	(400.4)	(369.1)
	1,908.1	1,938.6

Net deferred profit on railcars sold to the Leasing Group	(745.5)	(673.0)
	$5,606.6	$5,348.0

Note 9. Goodwill
Goodwill by segment is as follows:

	June 30, 2016	December 31, 2015
		(as reported)
	(in millions)
Rail Group	$134.6	$134.6
Construction Products Group	111.0	111.0
Energy Equipment Group	507.4	506.4
Railcar Leasing and Management Services Group	1.8	1.8
	$754.8	$753.8
Changes in goodwill result from fluctuations in foreign currency exchange rates.

Note 10. Warranties
The changes in the accruals for warranties for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Beginning balance	$18.7	$20.4	$21.5	$17.8
Warranty costs incurred	(2.0)	(1.7)	(4.8)	(3.4)
Warranty originations and revisions	2.8	3.3	4.4	9.0
Warranty expirations	(1.3)	(1.5)	(2.9)	(2.9)
Ending balance	$18.2	$20.5	$18.2	$20.5

Note 11. Debt
The following table summarizes the components of debt as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(in millions)
Corporate – Recourse:
Revolving credit facility	$—	$—
Senior notes, net of unamortized discount of $0.4 and $0.4	399.6	399.6
Convertible subordinated notes, net of unamortized discount of $35.4 and $43.8	414.0	405.6
Other	0.5	0.5
	814.1	805.7
Less: unamortized debt issuance costs	(4.2)	(4.7)
	809.9	801.0
Leasing – Recourse:
Capital lease obligations, net of unamortized debt issuances costs of $0.1 and $0.1	34.0	35.7
Total recourse debt	843.9	836.7

Leasing – Non-recourse:
Wholly-owned subsidiaries:
2006 secured railcar equipment notes	201.3	204.1
2009 secured railcar equipment notes	175.8	179.2
2010 secured railcar equipment notes	288.0	296.2
TILC warehouse facility	240.5	264.3
	905.6	943.8
Less: unamortized debt issuance costs	(13.2)	(15.1)
	892.4	928.7
Partially-owned subsidiaries:
TRL 2012 secured railcar equipment notes (RIV 2013)	436.8	449.1
TRIP Master Funding secured railcar equipment notes (TRIP Holdings)	972.4	997.8
	1,409.2	1,446.9
Less: unamortized debt issuance costs	(15.9)	(16.9)
	1,393.3	1,430.0
Total non–recourse debt	2,285.7	2,358.7
Total debt	$3,129.6	$3,195.4
We have a $600.0 million unsecured corporate revolving credit facility that matures in May 2020. As of June 30, 2016, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $92.6 million, leaving $507.4 million available for borrowing. Other than these letters of credit, there were no borrowings under our revolving credit facility as of June 30, 2016, or for the six month period then ended. Of the outstanding letters of credit as of June 30, 2016, approximately $4.5 million is expected to expire in 2016 and the remainder primarily in 2017. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew by their terms each year. Trinity’s revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. As of June 30, 2016, we were in compliance with all such financial covenants. Borrowings under the credit facility bear interest at a defined index rate plus a margin and are guaranteed by certain 100%-owned subsidiaries of the Company.
The Company's 3 7/8% Convertible Subordinated Notes are recorded net of unamortized discount to reflect their underlying economics by capturing the value of the conversion option as borrowing costs. As of June 30, 2016 and December 31, 2015, capital in excess of par value included $92.5 million related to the estimated value of the Convertible Subordinated Notes’ conversion options, in accordance with ASC 470-20. Debt discount recorded in the consolidated balance sheet is being amortized through June 1, 2018 to yield an effective annual interest rate of 8.42% based upon the estimated market interest rate for comparable non-convertible debt as of the issuance date of the Convertible Subordinated Notes. Total interest expense recognized on the Convertible Subordinated Notes for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Coupon rate interest	$4.3	$4.3	$8.7	$8.7
Amortized debt discount	4.2	3.9	8.4	7.7
	$8.5	$8.2	$17.1	$16.4
Holders of the Convertible Subordinated Notes may convert their notes under the following circumstances: 1) if the daily closing price of our common stock is greater than or equal to 130% of the conversion price during 20 of the last 30 trading days of the preceding calendar quarter; 2) upon notice of redemption; or 3) upon the occurrence of specified corporate transactions pursuant to the terms of the applicable indenture. Upon conversion, the Company is required to pay cash up to the aggregate principal amount of the Convertible Subordinated Notes to be converted. Any conversion obligation in excess of the aggregate principal amount of the Convertible Subordinated Notes to be converted may be settled in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election. The conversion price, which is subject to adjustment upon the occurrence of certain events, was $24.75 per share as of June 30, 2016. The Convertible Subordinated Notes were not subject to conversion as of July 1, 2016. See Note 17 Earnings Per Common Share for an explanation of the effects of the Convertible Subordinated Notes on earnings per share. The Company has not entered into any derivatives transactions associated with these notes.
The $1.0 billion TILC warehouse loan facility, established to finance railcars owned by TILC, had $240.5 million in outstanding borrowings as of June 30, 2016. Under the facility, $759.5 million was unused and available as of June 30, 2016 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 2.35% at June 30, 2016. The warehouse loan facility has been renewed and extended through April 2018.  Interest rate pricing remained unchanged under the renewed facility. Amounts outstanding at maturity, absent renewal, are payable under the renewed facility in April 2019.
Terms and conditions of other debt, including recourse and non-recourse provisions, are described in Note 11 of the December 31, 2015 Consolidated Financial Statements filed on Form 10-K. The remaining principal payments under existing debt agreements as of June 30, 2016 are as follows:

	Remaining six months of 2016	2017	2018	2019	2020	Thereafter
	(in millions)
Recourse:
Corporate	$0.2	$0.3	$—	$—	$—	$849.4
Leasing – capital lease obligations (Note 6)	1.8	3.7	28.6	—	—	—
Non-recourse – leasing (Note 6):
2006 secured railcar equipment notes	19.0	23.9	25.3	28.0	29.8	75.3
2009 secured railcar equipment notes	3.3	6.3	6.4	11.2	6.6	142.0
2010 secured railcar equipment notes	7.4	13.6	10.0	7.6	14.2	235.2
TILC warehouse facility	4.1	8.2	8.2	2.1	—	—
TRL 2012 secured railcar equipment notes (RIV 2013)	11.3	22.7	22.9	21.9	19.3	338.7
TRIP Master Funding secured railcar equipment notes (TRIP Holdings)	16.9	28.8	41.5	49.5	48.8	786.9
Facility termination payments - TILC warehouse facility	—	—	—	217.9	—	—
Total principal payments	$64.0	$107.5	$142.9	$338.2	$118.7	$2,427.5

Note 12. Other, Net
Other, net (income) expense consists of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Foreign currency exchange transactions	$(2.6)	$(0.6)	$(2.9)	$(1.8)
Loss on equity investments	—	—	—	0.1
Other	(2.3)	(0.1)	(2.7)	(1.3)
Other, net	$(4.9)	$(0.7)	$(5.6)	$(3.0)
Other for the three and six months ended June 30, 2016 includes $2.1 million in income related to the change in fair value of certain equity instruments.
Note 13. Income Taxes

The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate on income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	1.2	1.2	1.1	1.2
Domestic production activities deduction	—	(1.8)	—	(1.9)
Noncontrolling interest in partially-owned subsidiaries	(1.0)	(0.9)	(1.1)	(0.9)
Other, net	(0.1)	0.3	0.5	0.3
Effective rate	35.1%	33.8%	35.5%	33.7%
Our effective tax rate reflects the Company's estimate for 2016 of its state income tax expense and income attributable to the noncontrolling interests in partially-owned leasing subsidiaries for which no income tax expense is provided. See Note 5 Partially-Owned Leasing Subsidiaries for a further explanation of activities with respect to our partially-owned leasing subsidiaries.
Taxing authority examinations
The Internal Revenue Service ("IRS") field work for our 2006-2008 audit cycle and our 2009-2011 audit cycle have concluded and all issues have been agreed upon by us and the IRS. The previously disclosed issues that were a part of the mutual agreement process ("MAP") have been agreed upon. As the cycles included years in which tax refunds were issued to us, the Joint Committee on Taxation ("JCT") is required to review the final revenue agent report before the issues are effectively settled. Formal submission of the final revenue agent report to the JCT is expected by September 30, 2016. For this reason, we cannot determine when the 2006-2008 or the 2009-2011 cycle will close and all issues formally settled.
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

Unrecognized tax benefits
The change in unrecognized tax benefits for the six months ended June 30, 2016 and 2015 was as follows:

	Six Months Ended June 30,
	2016	2015
	(in millions)
Beginning balance	$65.2	$62.3
Additions for tax positions related to the current year	3.0	2.7
Additions for tax positions of prior years	1.0	—
Reductions for tax positions of prior years	(0.1)	(0.1)
Settlements	—	(0.2)
Ending balance	$69.1	$64.7
Additions for tax positions related to the current year in the amounts of $3.0 million and $2.7 million recorded in the six months ended June 30, 2016 and 2015, respectively, were amounts provided for tax positions that will be taken for federal and state income tax purposes when we file those tax returns. Additions for tax positions related to prior years of $1.0 million recorded in the six months ended June 30, 2016 are due to a state filing position. The reductions in tax positions of prior years of $0.1 million for the six months ended June 30, 2016 and 2015 were primarily related to changes in state taxes. Settlements during the six months ended June 30, 2015 were due to a state tax position effectively settled upon audit and a settlement of an audit of one of our Mexican companies.
The total amount of unrecognized tax benefits including interest and penalties at June 30, 2016 and 2015, that would affect the Company’s overall effective tax rate if recognized was $15.2 million and $15.3 million, respectively. There is a reasonable possibility that unrecognized federal and state tax benefits will decrease by $4.2 million by December 31, 2016, due to settlements and lapses in statutes of limitations for assessing tax. We have entered into an agreement with the IRS to extend the statute of limitations to assess tax on our 2006-2011 tax years to account for the JCT review and expect these years to close by December 31, 2017.
Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of June 30, 2016 and December 31, 2015 was $13.3 million and $12.4 million, respectively. Income tax expense included an increase of $0.4 million and $0.9 million in interest expense and penalties related to uncertain tax positions for the three and six months ended June 30, 2016, respectively. Income tax expense included an increase of $0.3 million and $0.5 million in interest expense and penalties related to uncertain tax positions for the three and six months ended June 30, 2015, respectively.

Note 14. Employee Retirement Plans
The following table summarizes the components of net retirement cost for the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Expense Components
Service cost	$0.1	$0.1	$0.2	$0.2
Interest	5.2	5.0	10.4	10.0
Expected return on plan assets	(6.8)	(7.6)	(13.6)	(15.2)
Amortization of actuarial loss	1.3	1.3	2.6	2.6
Defined benefit expense	(0.2)	(1.2)	(0.4)	(2.4)
Profit sharing	3.9	5.1	8.5	10.4
Multiemployer plan	0.6	0.5	1.2	1.1
Net expense	$4.3	$4.4	$9.3	$9.1

Trinity contributed $2.4 million and $3.1 million to the Company's defined benefit pension plans for the three and six months ended June 30, 2016, respectively. Trinity contributed $4.7 million and $8.1 million to the Company's defined benefit pension plans for the three and six months ended June 30, 2015, respectively. Total contributions to the Company's defined benefit pension plans in 2016 are expected to be approximately $4.8 million. The Company participates in a multiemployer defined benefit plan under the terms of a collective-bargaining agreement that covers certain union-represented employees. The Company contributed $0.6 million and $1.1 million to the multiemployer plan for the three and six months ended June 30, 2016, respectively. The Company contributed $0.6 million and $1.3 million to the multiemployer plan for the three and six months ended June 30, 2015, respectively. Total contributions to the multiemployer plan for 2016 are expected to be approximately $2.3 million.

Note 15. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the six months ended June 30, 2016 are as follows:

	Currency translation adjustments	Unrealized loss on derivative financial instruments	Net actuarial gains/(losses) of defined benefit plans	Accumulated Other Comprehensive Loss
	(in millions)
Balances at December 31, 2015	$(24.5)	$(1.3)	$(89.6)	$(115.4)
Other comprehensive income (loss), net of tax, before reclassifications	1.8	(0.7)	—	1.1
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $-, $0.5, $1.0, and $1.5	—	2.2	1.6	3.8
Less: noncontrolling interest	—	(1.2)	—	(1.2)
Other comprehensive income	1.8	0.3	1.6	3.7
Balances at June 30, 2016	$(22.7)	$(1.0)	$(88.0)	$(111.7)
See Note 7 Derivative Instruments for information on the reclassification of amounts in accumulated other comprehensive loss into earnings. Reclassifications of unrealized before-tax losses on derivative financial instruments are included in interest expense in the consolidated statements of operations. Approximately $2.0 million of the before-tax reclassification of net actuarial gains/(losses) of defined benefit plans are included in cost of revenues with the remainder included in selling, engineering, and administrative expenses in the consolidated statement of operations for the six months ended June 30, 2016.

Note 16. Stock-Based Compensation
Stock-based compensation totaled approximately $12.5 million and $22.8 million for the three and six months ended June 30, 2016, respectively. Stock-based compensation totaled approximately $14.9 million and $31.3 million for the three and six months ended June 30, 2015, respectively.

Note 17. Earnings Per Common Share
Basic net income attributable to Trinity Industries, Inc. per common share is computed by dividing net income attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted net income attributable to Trinity per common share includes 1) the net impact of unvested restricted shares and shares that could be issued under outstanding stock options and 2) the incremental shares calculated by dividing the value of the conversion obligation in excess of the Convertible Subordinated Notes' aggregate principal amount by the average price of the Company's common stock during the period. Total weighted average restricted shares and antidilutive stock options were 7.0 million shares for the three and six months ended June 30, 2016. Total weighted average restricted shares and antidilutive stock options were 7.0 million shares and 7.3 million shares for the three and six months ended June 30, 2015, respectively.
The computation of basic and diluted net income attributable to Trinity Industries, Inc. follows.

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
	(in millions, except per share amounts)
Net income attributable to Trinity Industries, Inc.	$94.6			$212.0
Unvested restricted share participation	(2.9)			(6.5)
Net income attributable to Trinity Industries, Inc. – basic	91.7	147.8	$0.62	205.5	150.7	$1.36
Effect of dilutive securities:
Convertible subordinated notes	—	—		0.1	3.5
Net income attributable to Trinity Industries, Inc. – diluted	$91.7	147.8	$0.62	$205.6	154.2	$1.33

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
	(in millions, except per share amounts)
Net income attributable to Trinity Industries, Inc.	$191.8			$392.2
Unvested restricted share participation	(5.7)			(12.2)
Net income attributable to Trinity Industries, Inc. – basic	186.1	148.7	$1.25	380.0	151.0	$2.52
Effect of dilutive securities:
Convertible subordinated notes	—	—		0.2	3.3
Net income attributable to Trinity Industries, Inc. – diluted	$186.1	148.7	$1.25	$380.2	154.3	$2.46

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
On June 23, 2015, the District Court approved the Company’s posting of a supersedeas bond in the amount of $686.0 million (the “Bond”) and ordered a stay of the execution of the District Court’s June 9, 2015 entry of judgment of $682.4 million against the Company pending resolution of all appeals. The Company obtained the Bond on an unsecured basis and the annual premium is currently $3.7 million.
On July 7, 2015, the Company filed a Motion for New Trial with the District Court and on August 3, 2015, the Motion was denied. On August 28, 2015, the Company filed a Notice of Appeal to the United States Court of Appeals for the Fifth Circuit (“Fifth Circuit”). On March 21, 2016, the Company filed its opening appellate brief. On March 28, 2016, six separate amicus curiae briefs were filed in the Fifth Circuit by the following organizations and individuals in support of Trinity’s appeal seeking a reversal of the judgment: (i) Eleven states - Texas, Alabama, Arkansas, Colorado, Indiana, Louisiana, Nevada, Oklahoma, South Carolina, Utah and Wisconsin; (ii) the National Association of Manufacturers, United States Chamber of Commerce, and the American Tort Reform Association; (iii) five former United States Department of Justice Officials; (iv) Mothers Against Drunk Driving; (v) the Cato Institute; and (vi) the Washington Legal Foundation. On June 9, 2016, Mr. Joshua Harman filed his responsive appeal brief in the Fifth Circuit. On June 16, 2016, six amicus curiae briefs were filed in the Fifth Circuit by several organizations and individuals in support of Mr. Harman's opposition to the Company's appeal. On July 21, 2016, the Company filed its reply brief in this matter. The Company's Fifth Circuit appeal is now fully briefed.
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
There were no revenues from the sales of ET Plus systems in the United States for the first three quarters of 2015 as a result of the Company’s action to suspend shipments of the product during that time. The Company resumed shipment of ET Plus systems in the fourth quarter of 2015. Revenues from sales of the ET Plus, included in the Construction Products Group, totaled approximately $1.1 million and $1.9 million for the three and six months ended June 30, 2016, respectively.
State, county, and municipal actions
Trinity is aware of 32 states and the District of Columbia that have removed the ET Plus from their respective qualified products list.
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
The Company was served in a lawsuit filed February 25, 2015, titled La Crosse County, individually and on behalf of all others similarly situated vs. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 15-cv-117 (Western District of Wisconsin). The case was brought by the plaintiff for and on behalf of itself and all other purchasers of allegedly defective ET Pluses, including proposed statewide and nationwide classes. The plaintiff alleged that the Company and Trinity Highway Products made a series of un-tested modifications to the ET Plus and falsely certified that the modified ET Plus was acceptable for use on the nation’s highways based on federal testing standards and approval for federal-aid reimbursement. The plaintiff also alleged strict liability design defect, breach of contract, breach of express and implied warranties, violation of the Wisconsin Uniform Deceptive Trade Practices Act, and unjust enrichment. The plaintiff sought a declaratory judgment that the ET Plus is defective, actual damages related to class-wide purchases of the ET Plus, punitive damages, statutory penalties, interest, attorneys' fees and costs, and injunctive relief. On March 31, 2016, the Court partially granted Trinity’s Motion to Dismiss as to some but not all of plaintiff’s claims, with only plaintiff’s claims for breach of express and implied warranties, violation of the Wisconsin Uniform Deceptive Trade Practices Act, and unjust enrichment remaining. On July 18, 2016, the plaintiff voluntarily dismissed its remaining claims with prejudice.
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
Shareholder class actions
On January 11, 2016, the previously reported cases styled Thomas Nemky, Individually and On Behalf of All Other Similarly Situated v. Trinity Industries, Inc., Timothy R. Wallace, and James E. Perry, Case No. (2:15-CV-00732) (“Nemky”) and Richard J. Isolde, Individually and On Behalf of All Other Similarly Situated v. Trinity Industries, Inc., Timothy R. Wallace, and James E. Perry, Case No. (3:15-CV-2093) ("Isolde"), were consolidated in the District Court for the Northern District of Texas, with all future filings to be filed in the Isolde case. On March 9, 2016, the Court appointed the Department of the Treasury of the State of New Jersey and its Division of Investment and the Plumbers and Pipefitters National Pension Fund and United Association Local Union Officers & Employees’ Pension Fund as co-lead plaintiffs ("Lead Plaintiffs). On May 11, 2016, the Lead Plaintiffs filed their Consolidated Complaint alleging defendants Trinity Industries, Inc., Timothy R. Wallace, James E. Perry, and Gregory B. Mitchell violated Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and defendants Mr. Wallace and Mr. Perry violated Section 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements and/or by failing to disclose material facts about Trinity's ET Plus and the FCA case styled Joshua Harman, on behalf of the United States of America, Plaintiff/Relator v. Trinity Industries, Inc., Defendant, Case No. 2:12-cv-00089-JRG (E.D. Tex.).
Trinity, Mr. Wallace, Mr. Perry, and Mr. Mitchell deny and intend to vigorously defend against the allegations in the Isolde case. Based on the information available to the Company, we currently do not believe that a loss is probable with respect to this shareholder class action; therefore no accrual has been included in the accompanying consolidated financial statements. Because of the complexity of these actions as well as the current status of certain of these actions, we are not able to estimate a range of possible losses with respect to these matters.
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
Other matters
The Company is involved in claims and lawsuits incidental to our business arising from various matters including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters, taking into consideration our rights in indemnity and recourse to third parties is $3.1 million to $18.2 million. This range includes any amount related to the Highway Products litigation matters described above in the section titled “Product liability cases”. At June 30, 2016, total accruals of $21.4 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying consolidated balance sheet. The Company believes any additional liability would not be material to its financial position or results of operations.
Trinity is subject to remedial orders and federal, state, local, and foreign laws and regulations relating to the environment and the workplace. The Company has reserved $3.8 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. We believe that we are currently in substantial compliance with environmental and workplace laws and regulations.

Note 19. Financial Statements for Guarantors of the Senior Notes
The Company’s Senior Notes are fully and unconditionally and jointly and severally guaranteed by certain of Trinity’s 100%-owned subsidiaries: Trinity Industries Leasing Company; Trinity Marine Products, Inc.; Trinity North American Freight Car, Inc.; Trinity Rail Group, LLC; Trinity Tank Car, Inc.; and Trinity Meyer Utility Structures LLC (collectively, the "Combined Guarantor Subsidiaries”). The Senior Notes indenture agreement includes customary provisions for the release of the guarantees by the Combined Guarantor Subsidiaries upon the occurrence of certain allowed events including the release of one or more of the Combined Guarantor Subsidiaries as guarantor under the Company's revolving credit facility. As part of the revolving credit facility renewal in May 2015, Trinity Construction Materials, Inc.; Trinity Highway Products, LLC; Trinity Parts & Components, LLC; and Trinity Structural Towers, Inc. were released from their respective guarantees under the revolving credit facility and, accordingly, were released from their respective guarantees under the Senior Notes indenture agreement. Amounts previously reported have been adjusted to include the Combined Guarantor Subsidiaries as of June 30, 2016. See Note 11 Debt. The Senior Notes are not guaranteed by any remaining 100%-owned subsidiaries of the Company or partially-owned subsidiaries (“Combined Non-Guarantor Subsidiaries”).
As of June 30, 2016, assets held by the Combined Non-Guarantor Subsidiaries included $154.2 million of restricted cash that was not available for distribution to Trinity Industries, Inc. (“Parent”), $3,357.2 million of equipment securing certain non-recourse debt, $69.4 million of equipment securing certain lease obligations held by the Combined Non-Guarantor Subsidiaries, and $364.9 million of assets located in foreign locations. As of December 31, 2015, assets held by the Combined Non-Guarantor Subsidiaries included $160.5 million of restricted cash that was not available for distribution to the Parent, $3,437.1 million of equipment securing certain non-recourse debt, $71.2 million of equipment securing certain lease obligations held by the Combined Non-Guarantor Subsidiaries, and $359.0 million of assets located in foreign locations.

Statement of Operations and Comprehensive Income
Three Months Ended June 30, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$750.1	$620.6	$(185.8)	$1,184.9
Cost of revenues	(1.3)	605.8	483.7	(190.5)	897.7
Selling, engineering, and administrative expenses	33.2	33.2	40.3	—	106.7
Gains/(losses) on dispositions of property	(0.7)	10.5	1.3	—	11.1
	32.6	628.5	522.7	(190.5)	993.3
Operating profit (loss)	(32.6)	121.6	97.9	4.7	191.6
Other (income) expense	(1.2)	8.7	31.9	—	39.4
Equity in earnings of subsidiaries, net of taxes	106.0	16.0	—	(122.0)	—
Income before income taxes	74.6	128.9	66.0	(117.3)	152.2
Provision (benefit) for income taxes	(20.0)	48.6	23.1	1.7	53.4
Net income	94.6	80.3	42.9	(119.0)	98.8
Net income attributable to noncontrolling interest	—	—	—	4.2	4.2
Net income attributable to controlling interest	$94.6	$80.3	$42.9	$(123.2)	$94.6

Net income	$94.6	$80.3	$42.9	$(119.0)	$98.8
Other comprehensive income (loss)	0.9	—	1.1	—	2.0
Comprehensive income	95.5	80.3	44.0	(119.0)	100.8
Comprehensive income attributable to noncontrolling interest	—	—	—	4.9	4.9
Comprehensive income attributable to controlling interest	$95.5	$80.3	$44.0	$(123.9)	$95.9

Statement of Operations and Comprehensive Income
Six Months Ended June 30, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,500.0	$1,261.5	$(388.7)	$2,372.8
Cost of revenues	(3.5)	1,217.1	972.3	(398.3)	1,787.6
Selling, engineering, and administrative expenses	56.8	65.1	81.3	—	203.2
Gains/(losses) on dispositions of property	(0.9)	10.3	3.6	—	13.0
	54.2	1,271.9	1,050.0	(398.3)	1,977.8
Operating profit (loss)	(54.2)	228.1	211.5	9.6	395.0
Other (income) expense	(0.1)	17.3	66.1	—	83.3
Equity in earnings of subsidiaries, net of taxes	228.1	42.6	—	(270.7)	—
Income before income taxes	174.0	253.4	145.4	(261.1)	311.7
Provision (benefit) for income taxes	(17.8)	85.6	39.6	3.4	110.8
Net income	191.8	167.8	105.8	(264.5)	200.9
Net income attributable to noncontrolling interest	—	—	—	9.1	9.1
Net income attributable to controlling interest	$191.8	$167.8	$105.8	$(273.6)	$191.8

Net income	$191.8	$167.8	$105.8	$(264.5)	$200.9
Other comprehensive income (loss)	3.0	—	1.9	—	4.9
Comprehensive income	194.8	167.8	107.7	(264.5)	205.8
Comprehensive income attributable to noncontrolling interest	—	—	—	10.3	10.3
Comprehensive income attributable to controlling interest	$194.8	$167.8	$107.7	$(274.8)	$195.5

Statement of Operations and Comprehensive Income
Three Months Ended June 30, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,215.0	$701.0	$(239.2)	$1,676.8
Cost of revenues	(1.1)	945.1	522.0	(246.4)	1,219.6
Selling, engineering, and administrative expenses	30.8	38.1	45.5	—	114.4
Gains/(losses) on dispositions of property	1.4	7.9	30.8	—	40.1
	28.3	975.3	536.7	(246.4)	1,293.9
Operating profit (loss)	(28.3)	239.7	164.3	7.2	382.9
Other (income) expense	2.7	9.1	37.6	—	49.4
Equity in earnings of subsidiaries, net of taxes	246.3	66.8	—	(313.1)	—
Income before income taxes	215.3	297.4	126.7	(305.9)	333.5
Provision (benefit) for income taxes	3.3	92.2	14.6	2.6	112.7
Net income	212.0	205.2	112.1	(308.5)	220.8
Net income attributable to noncontrolling interest	—	—	—	8.8	8.8
Net income attributable to controlling interest	$212.0	$205.2	$112.1	$(317.3)	$212.0

Net income	$212.0	$205.2	$112.1	$(308.5)	$220.8
Other comprehensive income (loss)	2.0	—	2.6	—	4.6
Comprehensive income	214.0	205.2	114.7	(308.5)	225.4
Comprehensive income attributable to noncontrolling interest	—	—	—	9.7	9.7
Comprehensive income attributable to controlling interest	$214.0	$205.2	$114.7	$(318.2)	$215.7

Statement of Operations and Comprehensive Income
Six Months Ended June 30, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$2,400.0	$1,371.4	$(467.9)	$3,303.5
Cost of revenues	(1.9)	1,889.2	1,021.3	(477.9)	2,430.7
Selling, engineering, and administrative expenses	56.2	71.1	85.4	—	212.7
Gains/(losses) on dispositions of property	1.6	7.8	46.5	—	55.9
	52.7	1,952.5	1,060.2	(477.9)	2,587.5
Operating profit (loss)	(52.7)	447.5	311.2	10.0	716.0
Other (income) expense	7.1	16.0	75.0	—	98.1
Equity in earnings of subsidiaries, net of taxes	443.2	124.6	—	(567.8)	—
Income before income taxes	383.4	556.1	236.2	(557.8)	617.9
Provision (benefit) for income taxes	(8.8)	180.1	33.2	3.6	208.1
Net income	392.2	376.0	203.0	(561.4)	409.8
Net income attributable to noncontrolling interest	—	—	—	17.6	17.6
Net income attributable to controlling interest	$392.2	$376.0	$203.0	$(579.0)	$392.2

Net income	$392.2	$376.0	$203.0	$(561.4)	$409.8
Other comprehensive income (loss)	1.0	(0.5)	4.6	—	5.1
Comprehensive income	393.2	375.5	207.6	(561.4)	414.9
Comprehensive income attributable to noncontrolling interest	—	—	—	19.1	19.1
Comprehensive income attributable to controlling interest	$393.2	$375.5	$207.6	$(580.5)	$395.8

Balance Sheet
June 30, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$592.6	$1.3	$46.0	$(25.9)	$614.0
Short-term marketable securities	200.0	—	—	—	200.0
Receivables, net of allowance	—	235.7	203.6	—	439.3
Income tax receivable	68.9	—	—	—	68.9
Inventory	—	602.5	297.9	(17.8)	882.6
Property, plant, and equipment, net	42.5	1,941.2	4,105.9	(483.0)	5,606.6
Investments in and advances to subsidiaries	6,508.0	3,647.0	981.3	(11,136.3)	—
Restricted cash	—	3.2	154.2	25.9	183.3
Goodwill and other assets	204.4	586.2	305.1	(55.0)	1,040.7
	$7,616.4	$7,017.1	$6,094.0	$(11,692.1)	$9,035.4
Liabilities:
Accounts payable	$5.7	$91.8	$123.7	$—	$221.2
Accrued liabilities	202.8	174.8	136.7	(55.0)	459.3
Debt	809.5	34.0	2,286.1	—	3,129.6
Deferred income	—	23.4	1.6	—	25.0
Deferred income taxes	68.1	832.5	1.9	0.3	902.8
Advances from subsidiaries	2,248.6	—	—	(2,248.6)	—
Other liabilities	104.4	13.5	2.3	—	120.2
Total stockholders' equity	4,177.3	5,847.1	3,541.7	(9,388.8)	4,177.3
	$7,616.4	$7,017.1	$6,094.0	$(11,692.1)	$9,035.4

Balance Sheet
December 31, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$768.3	$1.7	$51.1	$(35.1)	$786.0
Short-term marketable securities	84.9	—	—	—	84.9
Receivables, net of allowance	0.1	196.3	173.5	—	369.9
Income tax receivable	94.9	—	—	—	94.9
Inventory	—	634.1	325.4	(16.4)	943.1
Property, plant, and equipment, net	37.7	1,597.0	4,204.3	(491.0)	5,348.0
Investments in and advances to subsidiaries	6,262.9	3,633.1	908.5	(10,804.5)	—
Restricted cash	—	0.2	160.5	35.1	195.8
Goodwill and other assets	178.8	579.8	304.7	—	1,063.3
	$7,427.6	$6,642.2	$6,128.0	$(11,311.9)	$8,885.9
Liabilities:
Accounts payable	$9.9	$62.9	$144.3	$(0.3)	$216.8
Accrued liabilities	224.9	137.3	168.5	(1.1)	529.6
Debt	800.6	35.6	2,359.2	—	3,195.4
Deferred income	—	25.4	1.7	—	27.1
Deferred income taxes	31.2	711.3	9.4	0.3	752.2
Advances from subsidiaries	2,212.2	—	—	(2,212.2)	—
Other liabilities	100.1	13.6	2.4	—	116.1
Total stockholders' equity	4,048.7	5,656.1	3,442.5	(9,098.6)	4,048.7
	$7,427.6	$6,642.2	$6,128.0	$(11,311.9)	$8,885.9

Statement of Cash Flows
Six Months Ended June 30, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income	$191.8	$167.8	$105.8	$(264.5)	$200.9
Equity in earnings of subsidiaries, net of taxes	(228.1)	(42.6)	—	270.7	—
Other	48.8	201.3	47.8	(12.4)	285.5
Net cash provided (required) by operating activities	12.5	326.5	153.6	(6.2)	486.4

Investing activities:
(Increase) decrease in short-term marketable securities	(115.1)	—	—	—	(115.1)
Proceeds from railcar lease fleet sales owned more than one year	—	27.3	10.4	—	37.7
Proceeds from dispositions of property and other assets	—	0.2	3.9	—	4.1
Capital expenditures – leasing	—	(343.7)	(2.3)	—	(346.0)
Capital expenditures – manufacturing and other	(8.5)	(5.5)	(65.8)	—	(79.8)
Acquisitions, net of cash acquired	—	—	—	—	—
(Increase) decrease in investment in partially-owned subsidiaries	—	6.7	—	(6.7)	—
Divestitures	—	—	—	—	—
Other	—	0.6	1.7	—	2.3
Net cash provided (required) by investing activities	(123.6)	(314.4)	(52.1)	(6.7)	(496.8)

Financing activities:
Proceeds from issuance of common stock, net	—	—	—	—	—
Excess tax benefits from stock-based compensation	0.6	—	—	—	0.6
Payments to retire debt	—	(1.7)	(75.9)	—	(77.6)
Proceeds from issuance of debt	—	—	—	—	—
(Increase) decrease in restricted cash	—	(3.0)	6.3	9.2	12.5
Shares repurchased	(34.7)	—	—	—	(34.7)
Dividends paid to common shareholders	(33.4)	—	—	—	(33.4)
Purchase of shares to satisfy employee tax on vested stock	(16.1)	—	—	—	(16.1)
Distributions to noncontrolling interest	—	—	(10.9)	—	(10.9)
Distributions to controlling interest in partially-owned subsidiaries	—	—	(6.7)	6.7	—
Change in intercompany financing between entities	19.0	(7.8)	(17.4)	6.2	—
Other	—	—	(2.0)	—	(2.0)
Net cash provided (required) by financing activities	(64.6)	(12.5)	(106.6)	22.1	(161.6)

Net increase (decrease) in cash and cash equivalents	(175.7)	(0.4)	(5.1)	9.2	(172.0)
Cash and cash equivalents at beginning of period	768.3	1.7	51.1	(35.1)	786.0
Cash and cash equivalents at end of period	$592.6	$1.3	$46.0	$(25.9)	$614.0

Statement of Cash Flows
Six Months Ended June 30, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income	$392.2	$376.0	$203.0	$(561.4)	$409.8
Equity in earnings of subsidiaries, net of taxes	(443.2)	(124.6)	—	567.8	—
Other	(22.8)	(134.6)	48.3	(18.7)	(127.8)
Net cash provided (required) by operating activities	(73.8)	116.8	251.3	(12.3)	282.0

Investing activities:
(Increase) decrease in short-term marketable securities	75.0	—	—	—	75.0
Proceeds from railcar lease fleet sales owned more than one year	—	60.6	150.0	(43.2)	167.4
Proceeds from dispositions of property and other assets	—	1.9	2.9	—	4.8
Capital expenditures – leasing	—	(422.4)	(40.2)	43.2	(419.4)
Capital expenditures – manufacturing and other	(4.0)	(22.3)	(74.4)	—	(100.7)
Acquisitions, net of cash acquired	—	—	(46.2)	—	(46.2)
(Increase) decrease in investment in partially-owned subsidiaries	—	12.8	—	(12.8)	—
Divestitures	—	—	51.3	—	51.3
Other	—	1.3	3.9	—	5.2
Net cash provided (required) by investing activities	71.0	(368.1)	47.3	(12.8)	(262.6)

Financing activities:
Proceeds from issuance of common stock, net	0.2	—	—	—	0.2
Excess tax benefits from stock-based compensation	12.8	—	—	—	12.8
Payments to retire debt	—	(1.6)	(469.4)	—	(471.0)
Proceeds from issuance of debt	(1.5)	—	243.9	—	242.4
(Increase) decrease in restricted cash	—	—	45.5	1.3	46.8
Shares repurchased	(75.0)	—	—	—	(75.0)
Dividends paid to common shareholders	(31.1)	—	—	—	(31.1)
Purchase of shares to satisfy employee tax on vested stock	(27.2)	—	—	—	(27.2)
Distributions to noncontrolling interest	—	—	(19.9)	—	(19.9)
Distributions to controlling interest in partially-owned subsidiaries	—	—	(12.8)	12.8	—
Change in intercompany financing between entities	(178.2)	243.4	(77.5)	12.3	—
Other	—	—	(1.5)	—	(1.5)
Net cash provided (required) by financing activities	(300.0)	241.8	(291.7)	26.4	(323.5)

Net increase (decrease) in cash and cash equivalents	(302.8)	(9.5)	6.9	1.3	(304.1)
Cash and cash equivalents at beginning of period	827.7	11.1	89.4	(40.3)	887.9
Cash and cash equivalents at end of period	$524.9	$1.6	$96.3	$(39.0)	$583.8

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
Executive Summary
The Company's revenues for the three and six months ended June 30, 2016 were $1,184.9 million and $2,372.8 million, respectively, representing a decrease of $491.9 million and $930.7 million, respectively, or 29% and 28%, respectively, over the same periods in 2015. The decrease in revenues for the three and six months ended June 30, 2016, when compared to the prior year periods, resulted primarily from lower volumes in our Rail and Inland Barge Groups. Higher leased railcar sales for the three months ended June 30, 2016 resulted in higher Leasing Group revenues while lower leased railcar sales for the six months ended June 30, 2016 led to lower Leasing Group revenue when compared to prior year periods. Revenues generated by our Energy Equipment Group decreased for the three and six months ended June 30, 2016 primarily as a result of lower delivery volumes in our utility structures business and other product lines partially offset by an increase in revenues from our wind towers business. When compared to the same periods in 2015, revenues produced by our Construction Products Group decreased for the three months ended June 30, 2016 but increased for the six months ended June 30, 2016. The decrease in revenues for the three months ended June 30, 2016 as compared to the same period in the prior year resulted from lower volumes in the Construction Products Group's other businesses including lower volumes from the sale of our galvanizing business in 2015. The increase in revenues for the six months ended June 30, 2016 as compared to the same period in the prior year resulted from higher volumes in our Highway Products and Aggregates businesses partially offset by lower volumes in the Group's other businesses including lower volumes from the sale of our galvanizing business in 2015.
Operating profit for the three and six months ended June 30, 2016 totaled $191.6 million and $395.0 million, respectively, compared to $382.9 million and $716.0 million, respectively, for the same periods in 2015. Overall operating profit decreased for the six months ended June 30, 2016, when compared with the prior year period, primarily due to lower volumes in our Rail and Inland Barge Groups as well as lower profit from leased railcar sales in our Leasing Group. Operating profit in our Construction Products Group increased primarily as a result of higher volumes in our Aggregates and Highway Products businesses for the six months ended June 30, 2016. Operating profit in our Energy Equipment Group was substantially unchanged for the six months ended June 30, 2016 as compared to the same period in 2015. Selling, engineering, and administrative expenses decreased by 4.5% for the six months ended June 30, 2016, when compared to the prior year period primarily due to lower compensation expenses. Net income for the three and six months ended June 30, 2016 was $98.8 million and $200.9 million, respectively, compared with $220.8 million and $409.8 million, respectively, for the same periods in 2015. Net income attributable to Trinity Industries, Inc. common stockholders for the three and six months ended June 30, 2016 was $94.6 million and $191.8 million, respectively, compared with $212.0 million and $392.2 million, respectively, for the prior year periods. The Company's headcount, including both production and non-production personnel, has decreased approximately 13% since June 30, 2015 and approximately 11% since the end of 2015 primarily due to actions taken to realign our costs with current market conditions.
Our Rail, Inland Barge, and Leasing Groups and our structural wind towers, utility structures, and storage and distribution containers businesses operate in cyclical industries. Additionally, results in our Construction Products Group are affected by seasonal fluctuations with the first quarter historically being the weakest quarter. Due to their transactional nature, railcar sales from the lease fleet are the primary driver of fluctuations in results in the Railcar Leasing and Management Services Group.
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

As of June 30, 2016 and 2015 our backlog of firm and noncancellable orders was as follows:

	June 30, 2016	June 30, 2015
	(in millions)
Rail Group
External Customers	$3,125.2	$4,939.8
Leasing Group	1,166.2	1,957.6
	$4,291.4	$6,897.4
Inland Barge Group	$251.0	$454.0
Wind towers	$1,112.6	$502.6
For the six months ended June 30, 2016, our rail manufacturing businesses received orders for 4,530 railcars. The change in backlog as of June 30, 2016 compared with our backlog as of June 30, 2015 reflects the value of orders taken and orders delivered during the period. The Rail Group backlog at June 30, 2016 reflects a cancellation of 50 railcars resulting from a customer bankruptcy. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery as customers may alternatively choose to purchase railcars as external sales from the Rail Group. The Company does not report backlog from its utility structures business because certain contracts contain partial order cancellation provisions.
In May 2016, the Company received an order to manufacture $940 million of wind towers. The Company is expected to deliver these wind towers during a three-year period beginning in 2017.
During the six months ended June 30, 2016 and 2015, the Company received proceeds from the sales of leased railcars as follows:

	Six Months Ended June 30,
	2016	2015
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$126.1	$138.6
Railcars owned more than one year at the time of sale	37.7	167.4
Rail Group	8.1	111.7
	$171.9	$417.7
In December 2015, the Company’s Board of Directors renewed its $250 million share repurchase program effective January 1, 2016 through December 31, 2017. The new program replaced the previous program which expired on December 31, 2015. Under the Company's share repurchase program, 2,070,600 shares were repurchased during the six months ended June 30, 2016, at a cost of approximately $34.7 million. There were no shares repurchased during the three months ended June 30, 2016.
A current summary of the Company's Highway Products litigation is provided in Note 18 of the Consolidated Financial Statements.

Results of Operations
Overall Summary
Revenues

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
	($ in millions)
Rail Group	$427.7	$265.5	$693.2	$884.2	$226.1	$1,110.3	(37.6)%
Construction Products Group	141.7	4.1	145.8	148.9	2.4	151.3	(3.6)
Inland Barge Group	118.3	—	118.3	187.8	—	187.8	(37.0)
Energy Equipment Group	199.1	41.5	240.6	223.3	58.6	281.9	(14.7)
Railcar Leasing and Management Services Group	296.1	0.5	296.6	231.4	6.7	238.1	24.6
All Other	2.0	17.7	19.7	1.2	25.6	26.8	(26.5)
Segment Totals before Eliminations	1,184.9	329.3	1,514.2	1,676.8	319.4	1,996.2	(24.1)
Eliminations – Lease subsidiary	—	(252.1)	(252.1)	—	(215.5)	(215.5)
Eliminations – Other	—	(77.2)	(77.2)	—	(103.9)	(103.9)
Consolidated Total	$1,184.9	$—	$1,184.9	$1,676.8	$—	$1,676.8	(29.3)

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
	($ in millions)
Rail Group	$970.9	$569.2	$1,540.1	$1,759.6	$495.2	$2,254.8	(31.7)%
Construction Products Group	263.3	7.4	270.7	260.3	3.8	264.1	2.5
Inland Barge Group	229.1	—	229.1	340.9	—	340.9	(32.8)
Energy Equipment Group	431.6	82.4	514.0	464.8	117.2	582.0	(11.7)
Railcar Leasing and Management Services Group	473.9	1.2	475.1	475.6	7.3	482.9	(1.6)
All Other	4.0	37.6	41.6	2.3	52.6	54.9	(24.2)
Segment Totals before Eliminations	2,372.8	697.8	3,070.6	3,303.5	676.1	3,979.6	(22.8)
Eliminations – Lease subsidiary	—	(535.4)	(535.4)	—	(474.5)	(474.5)
Eliminations – Other	—	(162.4)	(162.4)	—	(201.6)	(201.6)
Consolidated Total	$2,372.8	$—	$2,372.8	$3,303.5	$—	$3,303.5	(28.2)
Our revenues for the three and six months ended June 30, 2016 decreased by 29% and 28%, respectively, from the prior year periods primarily as a result of reduced volumes and product mix changes in our Rail Group. We also experienced overall lower volumes of tank barge shipments in our Inland Barge Group. In our Energy Equipment Group, lower volumes in our utility structures business and other product lines were partially offset by higher volumes in our wind towers business. While revenues from our Construction Products Group decreased for the three months ended June 30, 2016, they increased for the six months ended June 30, 2016. This was primarily due to higher revenues in our Aggregates and Highway Products businesses offset by lower volumes in the Group's other businesses including the sale of the Group's galvanizing business in 2015. Revenues from sales of leased railcars in our Leasing Group were higher for the three months ended June 30, 2016 and lower for the six months ended June 30, 2016 when compared to prior year periods.

Operating Costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Rail Group	$604.4	$882.6	$1,294.1	$1,814.4
Construction Products Group	124.3	130.0	233.3	234.5
Inland Barge Group	104.0	147.1	202.2	272.7
Energy Equipment Group	205.7	245.6	441.7	508.5
Railcar Leasing and Management Services Group	178.9	100.4	283.2	222.4
All Other	24.9	26.9	51.9	56.5
Segment Totals before Eliminations and Corporate Expenses	1,242.2	1,532.6	2,506.4	3,109.0
Corporate	34.7	32.3	59.4	59.0
Eliminations – Lease subsidiary	(206.2)	(165.6)	(424.0)	(376.3)
Eliminations – Other	(77.4)	(105.4)	(164.0)	(204.2)
Consolidated Total	$993.3	$1,293.9	$1,977.8	$2,587.5
Operating costs for the three and six months ended June 30, 2016 decreased by 23.2% and 23.6%, respectively, over the same periods in 2015 primarily due to overall lower shipment levels in our Rail and Inland Barge Groups. Operating costs in our Energy Equipment Group decreased for the three and six months ended June 30, 2016 primarily due to lower volumes in our utility structures and other businesses. Our Construction Products Group experienced lower operating costs for the three and six months ended June 30, 2016 over the same periods in the prior year primarily as a result of improved manufacturing efficiencies in our Highway Products business and lower volumes in the Group's other businesses including the effects of the 2015 sale of assets of the galvanizing business. Operating costs in our Leasing Group increased for the three months ended June 30, 2016 over the prior year period primarily as a result of higher railcar sales owned one year or less, lower profit from railcar sales owned more than one year, and higher maintenance expense. Leasing Group operating costs increased for the six months ended June 30, 2016 primarily as a result of lower profit from railcar sales owned more than one year and higher maintenance expense. Selling, engineering, and administrative expenses decreased for the three and six months ended June 30, 2016, by 6.7% and 4.5%, respectively, primarily due to lower compensation expenses. As a percentage of revenue, selling, engineering, and administrative expenses were 9.0% and 8.6%, respectively, for the three and six months ended June 30, 2016 as compared to 6.8% and 6.4%, respectively, for the same periods in 2015.
Operating Profit (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Rail Group	$88.8	$227.7	$246.0	$440.4
Construction Products Group	21.5	21.3	37.4	29.6
Inland Barge Group	14.3	40.7	26.9	68.2
Energy Equipment Group	34.9	36.3	72.3	73.5
Railcar Leasing and Management Services Group	117.7	137.7	191.9	260.5
All Other	(5.2)	(0.1)	(10.3)	(1.6)
Segment Totals before Eliminations and Corporate Expenses	272.0	463.6	564.2	870.6
Corporate	(34.7)	(32.3)	(59.4)	(59.0)
Eliminations – Lease subsidiary	(45.9)	(49.9)	(111.4)	(98.2)
Eliminations – Other	0.2	1.5	1.6	2.6
Consolidated Total	$191.6	$382.9	$395.0	$716.0

Our overall operating profit for the three and six months ended June 30, 2016 decreased by 50.0% and 44.8%, respectively, when compared to the same periods in 2015 primarily as a result of lower shipment volumes in our Rail and Inland Barge Groups. Operating profit was affected by additional costs associated with aligning our production footprint with demand in several of our business groups. Operating profit in the Construction Products Group was substantially unchanged for the three months ended June 30, 2016 when compared to last year and increased for the six months ended June 30, 2016 due to higher volumes in our Highway Products and Aggregates businesses, partially offset by lower volumes in the Group's other businesses and property disposition gains in 2015 related to the sale of assets of our galvanizing business in 2015. Operating profit in our Energy Equipment Group was substantially unchanged for the three and six months ended June 30, 2016 when compared to the same periods in the prior year. Operating profit in our Leasing Group decreased for the three and six months ended June 30, 2016 over the same periods during the prior year primarily as a result of lower railcar sales and higher maintenance expense. For a further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.
Other Income and Expense. Other income and expense is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in millions)
Interest income	$(1.3)	$(0.5)	$(2.5)	$(1.0)
Interest expense	45.6	50.6	91.4	102.1
Other, net	(4.9)	(0.7)	(5.6)	(3.0)
Consolidated Total	$39.4	$49.4	$83.3	$98.1
Interest expense decreased by $5.0 million and $10.7 million for the three and six months ended June 30, 2016, respectively, from the same periods in the prior year primarily due to the repayment in full of certain Leasing Group related debt in May 2015.
Income Taxes. The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate on income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	1.2	1.2	1.1	1.2
Domestic production activities deduction	—	(1.8)	—	(1.9)
Noncontrolling interest in partially-owned subsidiaries	(1.0)	(0.9)	(1.1)	(0.9)
Other, net	(0.1)	0.3	0.5	0.3
Effective rate	35.1%	33.8%	35.5%	33.7%
Our effective tax rate reflects the Company's estimate for 2016 of its state income tax expense and income attributable to the noncontrolling interests in partially-owned leasing subsidiaries for which no income tax expense is provided. See Note 5 of the Consolidated Financial Statements for a further explanation of activities with respect to our partially-owned leasing subsidiaries. See Note 13 of the Consolidated Financial Statements for additional discussion of income taxes. Income tax refunds received, net of payments, during the six months ended June 30, 2016 totaled $67.3 million. The total net income tax receivable position at June 30, 2016 amounted to $58.2 million.

Segment Discussion
Rail Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Percent	2016	2015	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Railcars	$644.0	$1,073.7	(40.0)%	$1,446.4	$2,180.9	(33.7)%
Components and maintenance services	49.2	36.6	34.4	93.7	73.9	26.8
Total revenues	693.2	1,110.3	(37.6)	1,540.1	2,254.8	(31.7)

Operating costs:
Cost of revenues	586.9	862.6	(32.0)	1,259.3	1,777.8	(29.2)
Selling, engineering, and administrative costs	17.5	20.0	(12.5)	34.8	36.6	(4.9)
Operating profit	$88.8	$227.7	(61.0)	$246.0	$440.4	(44.1)
Operating profit margin	12.8%	20.5%		16.0%	19.5%
As of June 30, 2016 and 2015 our Rail Group backlog of railcars was as follows:

	As of June 30,
	2016	2015
	(in millions)
External Customers	$3,125.2	$4,939.8
Leasing Group	1,166.2	1,957.6
Total	$4,291.4	$6,897.4
The changes in the number of railcars in the Rail Group backlog are as follows(1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	43,360	57,190	48,885	61,035
Orders received	2,910	11,170	4,530	16,035
Shipments	(6,065)	(8,530)	(13,210)	(17,240)
Ending balance	40,205	59,830	40,205	59,830
(1) The order and backlog figures for the three and six months ended June 30, 2016 reflect a cancellation of 50 railcars resulting from a customer bankruptcy.
Revenue overall decreased for the three and six months ended June 30, 2016 by 37.6% and 31.7%, respectively, when compared to the same periods in the prior year with approximately 72% and 69%, respectively, of the decrease in railcar revenue resulting from a decrease in unit deliveries with the remainder due to product mix changes. Cost of revenues decreased for the three and six months ended June 30, 2016 by 32.0% and 29.2%, respectively, compared to the same periods in the prior year primarily due to a decrease in unit deliveries.
Unit decreases and lower prices decreased total backlog dollars by 37.8% when comparing June 30, 2016 to the prior year period. The average selling price in the backlog at June 30, 2016 was 7.4% lower as compared to June 30, 2015 primarily due to product mix changes. The backlog dedicated to the Leasing Group is supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery as customers may alternately choose to purchase railcars as external sales from the Rail Group.
In the three months ended June 30, 2016, railcar shipments included sales to the Leasing Group of $252.1 million with a deferred profit of $45.9 million representing 2,470 railcars, compared to $215.5 million with a deferred profit of $49.9 million representing 1,510 railcars in the comparable period in 2015. In the six months ended June 30, 2016, railcar shipments included sales to the Leasing Group of $535.4 million with a deferred profit of $111.4 million, representing 4,880 railcars, compared to $474.5 million with a deferred profit of $98.2 million, representing 3,750 railcars, in the comparable period in 2015. In the three and six months ended June 30, 2016, railcar shipments included sales of leased railcars to third parties of $8.1 million, compared with $96.5 million and $111.7 million for the three and six months ended June 30, 2015, respectively.

Construction Products Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Percent	2016	2015	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Highway Products	$81.1	$80.4	0.9%	$143.8	$133.2	8.0%
Aggregates	52.6	50.2	4.8	106.3	88.1	20.7
Other	12.1	20.7	(41.5)	20.6	42.8	(51.9)
Total revenues	145.8	151.3	(3.6)	270.7	264.1	2.5

Operating costs:
Cost of revenues	106.2	117.5	(9.6)	195.8	204.4	(4.2)
Selling, engineering, and administrative costs	18.4	20.8	(11.5)	38.0	39.1	(2.8)
Property disposition gains	(0.3)	(8.3)	(96.4)	(0.5)	(9.0)	(94.4)
Operating profit	$21.5	$21.3	0.9	$37.4	$29.6	26.4
Operating profit margin	14.7%	14.1%		13.8%	11.2%
Revenues and cost of revenues decreased by 3.6% and 9.6%, respectively, for the three months ended June 30, 2016 when compared to the same periods in 2015. The decrease in revenues resulted primarily from lower volumes in our other businesses including lower volumes from the sale of our galvanizing business in June 2015. The decrease in cost of revenues resulted primarily from lower volumes from our other businesses including lower volumes from the sale of our galvanizing business and lower costs in our Highway Products business from improved manufacturing efficiencies.
Revenues for the Group increased by 2.5% for the six months ended June 30, 2016, whereas cost of revenues decreased by 4.2% for the six months ended June 30, 2016 when compared to the same periods in 2015. The increase in revenues resulted primarily from higher volumes in our Aggregates and Highway Products businesses, partially offset by lower volumes in our other businesses including lower volumes from the sale of our galvanizing business in June 2015. The decrease in cost of revenues resulted from lower volumes in our other businesses including lower volumes from the sale of the galvanizing business and lower costs in our Highway Products business from improved manufacturing efficiencies partially offset by higher volumes in our Aggregates business.
Selling, engineering, and administrative costs decreased by 11.5% and 2.8%, for the three and six months ended June 30, 2016 respectively, compared to the same periods in 2015 primarily due to lower compensation costs, partially offset by higher legal expenses. The property disposition gains for the three and six months ended June 30, 2015 primarily related to the sale of assets of our galvanizing business which included six facilities in Texas, Mississippi, and Louisiana.

Inland Barge Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Percent	2016	2015	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues	$118.3	$187.8	(37.0)%	$229.1	$340.9	(32.8)%

Operating costs:
Cost of revenues	100.5	142.7	(29.6)	194.9	264.4	(26.3)
Selling, engineering, and administrative costs	3.5	4.8	(27.1)	7.3	8.7	(16.1)
Property disposition gains	—	(0.4)		—	(0.4)
Operating profit	$14.3	$40.7	(64.9)	$26.9	$68.2	(60.6)
Operating profit margin	12.1%	21.7%		11.7%	20.0%
Revenues decreased for the three and six months ended June 30, 2016 by 37.0% and 32.8%, respectively, compared to the same periods in 2015 primarily from lower volumes of tank barge shipments. Cost of revenues decreased by 29.6% and 26.3% for the three and six months ended June 30, 2016, respectively, when compared to the same periods in 2015 due to lower volumes and product mix changes. Selling, engineering, and administrative costs decreased for the three and six months ended June 30, 2016 compared to the same periods in 2015, primarily due to lower compensation costs.
As of June 30, 2016, the backlog for the Inland Barge Group was $251.0 million compared to $454.0 million as of June 30, 2015.

Energy Equipment Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Percent	2016	2015	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Wind towers and utility structures	$149.5	$155.9	(4.1)%	$336.1	$324.6	3.5%
Other	91.1	126.0	(27.7)	177.9	257.4	(30.9)
Total revenues	240.6	281.9	(14.7)	514.0	582.0	(11.7)

Operating costs:
Cost of revenues	186.9	223.6	(16.4)	404.1	466.2	(13.3)
Selling, engineering, and administrative costs	18.8	22.0	(14.5)	37.6	42.3	(11.1)
Operating profit	$34.9	$36.3	(3.9)	$72.3	$73.5	(1.6)
Operating profit margin	14.5%	12.9%		14.1%	12.6%
Revenues for the three and six months ended June 30, 2016 decreased by 14.7% and 11.7%, respectively, when compared to the same periods in 2015. Revenues from our wind towers and utility structures product line decreased by 4.1% for the three months ended June 30, 2016 due to a decrease in utility structure volumes partially offset by an increase in wind tower volumes. Revenues from this same product line increased by 3.5% for the six months ended June 30, 2016 primarily due to increases in wind tower volumes offset by lower utility structure volumes. Revenues from other product lines for the three and six months ended June 30, 2016 decreased by 27.7% and 30.9%, respectively, when compared to the same periods in 2015 primarily as a result of decreases in shipping volumes. Other revenues include results primarily from our storage and distribution containers and tank heads product lines. Similarly, cost of revenues decreased by 16.4% and 13.3% for the three and six months ended June 30, 2016, respectively, compared to 2015 due to lower volumes in our utility structures and other product lines, partially offset by increased volumes in our wind towers business. Selling, engineering, and administrative costs decreased by 14.5% and 11.1% for the three and six months ended June 30, 2016, respectively, resulting primarily from lower professional service expenses and decreased compensation expenses.
The backlog for wind towers was $1.1 billion and $502.6 million at June 30, 2016 and 2015, respectively. In May 2016, the Company received an order to manufacture $940 million of wind towers. The Company is expected to deliver the wind towers during a three-year period beginning in 2017. The Company does not report backlog from its utility structures business because certain contracts contain partial order cancellation provisions.

Railcar Leasing and Management Services Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Percent	2016	2015	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$178.5	$178.2	0.2%	$349.0	$344.3	1.4%
Sales of railcars owned one year or less at the time of sale	118.1	59.9	*	126.1	138.6	*
Total revenues	$296.6	$238.1	24.6	$475.1	$482.9	(1.6)

Operating profit:
Leasing and management	$74.5	$90.6	(17.8)	$144.3	$172.9	(16.5)
Railcar sales:
Railcars owned one year or less at the time of sale	31.8	17.0		34.1	42.6
Railcars owned more than one year at the time of sale	11.4	30.1		13.5	45.0
Total operating profit	$117.7	$137.7	(14.5)	$191.9	$260.5	(26.3)

Operating profit margin:
Leasing and management	41.7%	50.8%		41.3%	50.2%
Railcar sales	*	*		*	*
Total operating profit margin	39.7%	57.8%		40.4%	53.9%

Selected expense information(1):
Depreciation	$38.7	$35.8	8.1	$76.1	$69.9	8.9
Maintenance	$31.8	$21.4	48.6	$63.4	$41.3	53.5
Rent	$9.9	$9.6	3.1	$19.4	$21.4	(9.3)
Interest	$31.4	$36.4	(13.7)	$63.2	$74.3	(14.9)
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
Total revenues increased by 24.6% for the three months ended June 30, 2016 compared to 2015 due to a higher volume of railcar sales owned one year or less. Total revenues decreased by 1.6% for the six months ended June 30, 2016 compared to 2015 due to a lower volume of railcar sales owned one year or less, partially offset by growth in leasing and management revenues.
During the six months ended June 30, 2016 and 2015, the Company received proceeds from the sales of leased railcars as follows:

	Six Months Ended June 30,
	2016	2015
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$126.1	$138.6
Railcars owned more than one year at the time of sale	37.7	167.4
Rail Group	8.1	111.7
	$171.9	$417.7
Operating profit decreased by 14.5% and 26.3% for the three and six months ended June 30, 2016, respectively, compared to 2015 due to a lower volume of railcar sales. Leasing and management operating profit for the three and six months ended June 30, 2016 decreased by 17.8% and 16.5%, respectively, due to higher maintenance expense associated with routine compliance testing and lower fleet utilization. In February 2015, the Leasing Group purchased all of the railcars which previously had been leased to the Company from one of the independent owner trusts resulting in lower rent expense for the three and six months ended June 30, 2016 when compared to 2015. Interest expense decreased primarily due to the repayment in full of certain Leasing Group debt in May 2015.

The Leasing Group generally uses its non-recourse warehouse loan facility or cash to provide initial financing for a portion of the purchase price of the railcars. After initial financing, the Leasing Group may obtain long-term financing for the railcars in the lease fleet through non-recourse asset-backed securities; long-term non-recourse operating leases pursuant to sales/leaseback transactions; long-term recourse debt such as equipment trust certificates; or third-party equity. See Other Investing and Financing Activities.
Information regarding the Leasing Group’s lease fleet, owned through its wholly-owned and partially-owned subsidiaries, follows:

	June 30, 2016	June 30, 2015
Number of railcars	80,360	76,440
Average age in years	8.2	7.9
Average remaining lease term in years	3.2	3.3
Fleet utilization	96.4%	98.9%

All Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Percent	2016	2015	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues	$19.7	$26.8	(26.5)%	$41.6	$54.9	(24.2)%

Operating costs:
Cost of revenues	22.2	26.1	(14.9)	46.9	53.8	(12.8)
Selling, engineering, and administrative costs	2.0	2.2	(9.1)	4.0	4.3	(7.0)
Property disposition (gains) losses	0.7	(1.4)		1.0	(1.6)
Operating loss	$(5.2)	$(0.1)	*	$(10.3)	$(1.6)	*
* not meaningful
Revenues decreased for the three and six months ended June 30, 2016 compared to 2015 primarily due to a decrease in internal shipments from our transportation company. Cost of revenues decreased for the three and six months ended June 30, 2016 compared to 2015 primarily as a result of lower costs from our transportation company partially offset by higher costs related to nonoperating facilities.

Corporate

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Percent	2016	2015	Percent
	($ in millions)		Change	($ in millions)		Change
Operating costs	$34.7	$32.3	7.4%	$59.4	$59.0	0.7%
Operating costs for the three and six months ended June 30, 2016 increased as higher legal expenses were partially offset by lower compensation and consulting expenses.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2016 and June 30, 2015:

	Six Months Ended June 30,
	2016	2015
	(in millions)
Total cash provided by (required by):
Operating activities	$486.4	$282.0
Investing activities	(496.8)	(262.6)
Financing activities	(161.6)	(323.5)
Net decrease in cash and cash equivalents	$(172.0)	$(304.1)
Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2016 was $486.4 million compared to net cash provided by operating activities of $282.0 million for the six months ended June 30, 2015. Cash flow provided by operating activities increased primarily due to a lower increase in receivables and a lower decrease in accrued liabilities for the six months ended June 30, 2016 when compared to with the prior year period as well as a higher provision for deferred taxes, partially offset by lower net income for the six months ended June 30, 2016.
Receivables at June 30, 2016 increased by $43.4 million or 9.3% since December 31, 2015 primarily due to higher receivables in our Rail and Construction Products Groups. Raw materials inventory at June 30, 2016 decreased by $62.6 million or 13.1% since December 31, 2015 primarily attributable to lower levels in our Rail Group from improved inventory management. Finished goods inventory at June 30, 2016 decreased by $32.8 million or 13.6% since December 31, 2015 due to lower inventory related to scheduled shipments in early 2016 in our Rail and Energy Equipment Groups. Accounts payable increased slightly by $4.4 million, while accrued liabilities decreased by $47.8 million from December 31, 2015. We continually review reserves related to bad debt as well as the adequacy of lower of cost or market valuations related to accounts receivable and inventory.
Investing Activities. Net cash required by investing activities for the six months ended June 30, 2016 was $496.8 million compared to $262.6 million for the six months ended June 30, 2015. Capital expenditures for the six months ended June 30, 2016 were $425.8 million, which included $438.0 million for additions to the lease fleet less $92.0 million for the cost of sold lease fleet railcars owned one year or less. This compares to $520.1 million of capital expenditures for the same period last year, which included $515.4 million for additions to the lease fleet less $96.0 million for the cost of sold lease fleet railcars owned one year or less. Lease fleet additions during the six months ended June 30, 2015 include the Company's purchase of the railcars which previously had been leased to the Leasing Group from one of the independent owner trusts for $121.1 million. Proceeds from the sale of property, plant, and equipment and other assets totaled $41.8 million for the six months ended June 30, 2016, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $37.7 million. This compares to $172.2 million for the same period in 2015, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $167.4 million. Full-year manufacturing/corporate capital expenditures for 2016 are projected to range between $140.0 million and $180.0 million. For 2016, we expect the gross cash investment in our lease fleet to be approximately $880.0 million. Additionally, we expect between $300.0 million and $400.0 million in sales of leased railcars to the RIV platform in 2016. Short-term marketable securities for the six months ended June 30, 2016 increased by $115.1 million. Net cash required related to acquisitions amounted to $46.2 million for the six months ended June 30, 2015 while proceeds from business divestitures totaled $51.3 million.
Financing Activities. Net cash required by financing activities during the six months ended June 30, 2016 was $161.6 million compared to $323.5 million of cash required by financing activities for the same period in 2015. During the six months ended June 30, 2016, we retired $77.6 million in debt as scheduled. During the six months ended June 30, 2015, we retired $471.0 million in debt including $340.0 million for the full repayment of promissory notes related to one of our wholly-owned leasing subsidiaries. We borrowed $242.4 million, net of debt issuance costs, during the six months ended June 30, 2015 from our TILC warehouse loan facility. Additionally, we repurchased shares of the Company stock under a share repurchase program as described further below. We intend to use our cash and committed credit facilities to fund the operations, expansions, and growth initiatives of the Company. Additionally, we may use our cash and committed credit facilities to retire or repurchase the Company's outstanding debt prior to its stated maturity or repurchase shares of its common stock.
Other Investing and Financing Activities
The $1.0 billion TILC warehouse loan facility, established to finance railcars owned by TILC, had $240.5 million in outstanding borrowings as of June 30, 2016. Under the facility, $759.5 million was unused and available as of June 30, 2016 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 2.35% at June 30, 2016. The warehouse loan facility has been renewed and extended through April 2018. Interest rate pricing remained unchanged under the renewed facility. Amounts outstanding at maturity, absent renewal, are payable under the renewed facility in April 2019.
As of June 30, 2016, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $92.6 million, leaving $507.4 million available for borrowing. Other than these letters of credit, there were no borrowings under our revolving credit facility as of June 30, 2016, or for the six month period then ended. Borrowings under the credit facility bear interest at a defined index rate plus a margin and are guaranteed by certain 100%-owned subsidiaries of the Company.
In December 2015, the Company’s Board of Directors renewed its $250 million share repurchase program effective January 1, 2016 through December 31, 2017. The new program replaced the previous program which expired on December 31, 2015. Under the Company's share repurchase program, 2,070,600 shares were repurchased during the six months ended June 30, 2016, at a cost of approximately $34.7 million. There were no shares repurchased during the three months ended June 30, 2016.
During the six months ended June 30, 2016 and 2015, the Company received proceeds from the sales of leased railcars as follows:

	Six Months Ended June 30,
	2016	2015
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$126.1	$138.6
Railcars owned more than one year at the time of sale	37.7	167.4
Rail Group	8.1	111.7
	$171.9	$417.7
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
Future Operating Requirements
We expect to finance future operating requirements with cash, cash equivalents and short-term marketable securities; cash flows from operations; and, depending on market conditions, short-term and long-term debt; and equity. Debt instruments that the Company has utilized include its revolving credit facility, the TILC warehouse facility, senior notes, convertible subordinated notes, asset-backed securities, and sale-leaseback transactions. As of June 30, 2016, the Company had unrestricted cash and cash equivalent balances of $814.0 million, and $507.4 million available under its revolving credit facility. In April 2015, the TILC warehouse facility was increased to $1 billion and extended through April 2018. Under the renewed facility, $759.5 million was unused and available as of June 30, 2016 based on the amount of warehouse-eligible, unpledged equipment. The Company believes it has access to adequate capital resources to fund operating requirements and is a participant in the capital markets.
Off Balance Sheet Arrangements
See Note 6 and Note 11 of the Consolidated Financial Statements for information about off balance sheet arrangements.

Derivative Instruments
We may use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also may use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 of the Consolidated Financial Statements for discussion of how the Company valued its commodity hedges and interest rate swap at June 30, 2016. See Note 11 of the Consolidated Financial Statements for a description of the Company's debt instruments.
Interest rate hedges

			Included in accompanying balance sheet at June 30, 2016
	Notional Amount	Interest Rate(1)	Liability	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(0.8)	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$6.9	$9.3
Open hedge:
TRIP Master Funding secured railcar equipment notes	$42.1	2.62%	$2.0	$0.8	$1.1

(1)	Weighted average fixed interest rate

	Effect on interest expense - increase/(decrease)
	Three Months Ended June 30,		Six Months Ended June 30,		Expected effect during next twelve months(1)
	2016	2015	2016	2015
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$(0.1)	$(0.1)	$(0.2)	$(0.2)	$(0.2)
Promissory notes	$—	$0.5	$—	$1.2	$—
TRIP Holdings warehouse loan	$1.2	$1.2	$2.4	$2.5	$4.7
Open hedges:
TRIP Master Funding secured railcar equipment notes	$0.2	$0.4	$0.5	$0.7	$0.8
Promissory notes	$—	$1.6	$—	$5.3	$—
(1) Based on the fair value of open hedges as of June 30, 2016
During 2005 and 2006, we entered into interest rate swap derivatives in anticipation of issuing our 2006 Secured Railcar Equipment Notes. These derivative instruments, with a notional amount of $200.0 million, were settled in 2006 and fixed the interest rate on a portion of the related debt issuance. These derivative instrument transactions are being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in Accumulated Other Comprehensive Loss ("AOCL") through the date the related debt issuance closed in 2006. The balance is being amortized over the term of the related debt. The effect on interest expense is due to amortization of the AOCL balance.
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
Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $4.7 million of additional interest expense expected to be recognized during the twelve months following June 30, 2016. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with an initial notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The effect on interest expense is primarily a result of monthly interest settlements.
See Note 11 of the Consolidated Financial Statements regarding the related debt instruments.
Other Derivatives
Natural gas and diesel fuel
We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The effect on operating income for these instruments was not significant. The amount recorded in the consolidated balance sheet as of June 30, 2016 for these instruments was not significant.

Contractual Obligation and Commercial Commitments
As of June 30, 2016, contractual obligations related to letters of credit increased to $92.6 million from $91.6 million as of December 31, 2015. Refer to Note 11 of the Consolidated Financial Statements for changes to our outstanding debt and maturities. Contractual obligations that relate to operating leases including sale/leaseback transactions were substantially unchanged as of June 30, 2016. See Note 6 of the Consolidated Financial Statements regarding operating lease obligations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2015 as set forth in Item 7A of our 2015 Form 10-K. Refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of debt-related activity and the impact of hedging activity for the three and six months ended June 30, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended June 30, 2016:

Period	Number of Shares Purchased(1)	Average Price Paid per Share (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2016 through April 30, 2016	1,300	$19.16	—	$215,375,299
May 1, 2016 through May 31, 2016	930,609	$17.04	—	$215,375,299
June 1, 2016 through June 30, 2016	2,645	$18.08	—	$215,375,299
Total	934,554	$17.05	—	$215,375,299
(1) These columns include the following transactions during the three months ended June 30, 2016: (i) the surrender to the Company of 932,504 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and (ii) the purchase of 2,050 shares of common stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust.
(2) In December 2015, the Company’s Board of Directors renewed its $250 million share repurchase program effective January 1, 2016 through December 31, 2017. Under the program, no shares were repurchased during the three months ended June 30, 2016. The approximate dollar value of shares that were eligible to be repurchased under such share repurchase program is shown as of the end of such month or quarter.

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
July 22, 2016

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