Form 10-K
period 2016-12-31
TRINITY INDUSTRIES INC
filed 2017-02-17
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter (June 30, 2016) was $2,780.4 million.
At January 31, 2017 the number of shares of common stock outstanding was 152,189,108.
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive 2017 Proxy Statement.

TRINITY INDUSTRIES, INC.
FORM 10-K

PART I
Item 1. Business.
General Development of Business.  Trinity Industries, Inc. and its consolidated subsidiaries, (“Trinity”, “Company”, “we”, or “our”) headquartered in Dallas, Texas, is a diversified industrial company that owns complementary market-leading businesses providing products and services to the energy, chemical, agriculture, transportation, and construction sectors, among others. Trinity was incorporated in 1933.
Trinity became a Delaware corporation in 1987. Our principal executive offices are located at 2525 N. Stemmons Freeway, Dallas, Texas 75207-2401, our telephone number is 214-631-4420, and our Internet website address is www.trin.net.
Financial Information About Industry Segments. Financial information about our industry segments for the years ended December 31, 2016, 2015, and 2014 is presented in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
Narrative Description of Business. As a diversified industrial company, we manufacture and sell a variety of products and services principally including:

•	railcars and railcar parts;

•	parts and steel components;

•	the leasing, management, and maintenance of railcars;

•	highway products;

•	construction aggregates;

•	inland barges;

•	structural wind towers;

•	steel utility structures;

•	storage and distribution containers; and

•	trench shields and shoring products.
We serve our customers through the following five business groups:
Rail Group. Through wholly-owned subsidiaries with manufacturing facilities in the U.S. and Mexico, our Rail Group is a leading manufacturer of freight and tank railcars in North America used for transporting a wide variety of liquids, gases, and dry cargo (the “Rail Group”).
The Rail Group offers a complete array of railcar solutions to our customers. We are capable of manufacturing a full line of railcars, including:
Autorack Cars - Autoracks and flatcars transport finished automobiles, SUV's, and light trucks.
Box Cars - Box cars carry a wide variety of bulk cargo such as auto parts, paper, and food products.
Covered Hopper Cars - Covered hopper cars transport commodities such as industrial sand and cement, grain products, dry fertilizer, and plastics. Pressure differential covered hopper cars carry products such as flour and starch.
Gondola Cars - Rotary gondola cars are primarily used for coal service. Other gondola cars carry bulk commodities such as scrap metal, aggregates, ores, and finished steel.
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
Our Rail Group is capable of manufacturing a diversified railcar product line, allowing us to capitalize on changing industry trends and developing opportunities in various markets including the energy, chemical, agriculture, automotive, and construction markets. Through plants in Mexico and the U.S., we are a leading manufacturer of railcar axles and coupling devices in North America and also manufacture and sell a variety of other railcar parts and components used in manufacturing and repairing railcars. We provide railcar maintenance services at multiple facilities in the U.S.
Our customers include railroads, leasing companies, and industrial shippers of products, such as utilities, petrochemical companies, grain shippers, agricultural product companies, and major construction and industrial companies. We compete in the North American market primarily against five major railcar manufacturers.

For the year ended December 31, 2016 we shipped 27,240 railcars, or 42% of total North American railcar shipments. As of December 31, 2016, our Rail Group backlog consisted of 29,220 railcars valued at $3.0 billion. This amount included approximately $0.9 billion in orders from our Railcar Leasing and Management Services Group (“Leasing Group”). The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery as customers may alternatively choose to purchase railcars as external sales from the Rail Group.
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
The railcars in our lease fleet are leased to industrial shippers and railroads. These companies operate in various markets including the chemical, agricultural, automotive, and energy industries. Substantially all of the railcars in our lease fleet were manufactured by our Rail Group. The terms of our railcar leases generally vary from one to twenty years and provide for fixed monthly rentals, predominantly under full-service leases. A small percentage of our fleet is leased on a per diem basis. As of December 31, 2016, the lease fleet of our subsidiaries included 85,110 owned or leased railcars that were 97.6% utilized. Of this total, 75,550 railcars were owned by TILC or its affiliates and 9,560 railcars were financed in sale-leaseback transactions. Total railcars under management including those managed for third-parties totaled 103,840 railcars.
Our railcar leasing businesses compete against a number of well-established entities that are also in the business of leasing railcars.
Construction Products Group. Through wholly-owned subsidiaries, our Construction Products Group manufactures highway products as well as other primarily-steel products for infrastructure-related projects; and mines and produces construction aggregates. Many of these lines of business are seasonal and revenues are impacted by weather conditions and fluctuations in government spending levels.
Our highway products business is a leading U.S. manufacturer of guardrail, crash cushions, and other barriers. The Federal Highway Administration, which determines product eligibility for cost reimbursement using federal funds, has approved many of our products as eligible for federal-aid reimbursement based on satisfactory performance testing pursuant to criteria established under either the National Cooperative Highway Research Program Report 350 or the Manual for Assessing Safety Hardware, as applicable. Our crash cushion, barrier, and guardrail products include multiple proprietary products manufactured under license from certain public and private research organizations and inventors as well as Company-held patents. We sell highway products in Canada, Mexico, and throughout the U.S., and we export highway products, including proprietary products, internationally. The Company does not perform any installation services with respect to its highway products, except minimally in Mexico. We compete against several national and regional highway products manufacturers.
We are a leading producer and distributor of lightweight and natural construction aggregates, including expanded shale and clay; crushed stone; sand and gravel; asphalt rock; and various other products in the Western and Southwestern U.S. Our construction aggregates customers are concrete producers; commercial, residential, and highway contractors; manufacturers of masonry products; and state and local governments. We compete with lightweight construction aggregates producers nationwide and natural construction aggregates producers located in the regions where we operate.
We also manufacture a line of trench shields and shoring products for the construction industry.
Inland Barge Group. Through wholly-owned subsidiaries, our Inland Barge Group is a leading U.S. manufacturer of inland barges and fiberglass barge covers. We manufacture a variety of dry cargo barges, such as deck barges, and open or covered hopper barges that transport various commodities, such as grain, coal, and aggregates. We also manufacture tank barges used to transport liquids including chemicals and a variety of petroleum products. Our fiberglass reinforced lift covers are used primarily for grain barges. Our barge manufacturing facilities are located along the U.S. inland river systems, allowing for rapid delivery to our customers. Our Inland Barge Group backlog as of December 31, 2016 was approximately $120.0 million.

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
We are a leading manufacturer in North America of structural wind towers used in the wind energy market. These towers are manufactured in the U.S. and Mexico to customer specifications and installed by our customers. Our customers are generally wind turbine producers. Our structural wind towers backlog as of December 31, 2016 was approximately $1.1 billion.
We are one of the leading manufacturers in North America of steel utility structures for electricity transmission and distribution, which are used principally by municipalities and other local and state governmental entities, as well as by public and private utilities. These structures are manufactured in the U.S. and Mexico to customer specifications and installed by our customers.
We are a leading manufacturer in North America of storage and distribution containers. We manufacture these products in the U.S., Mexico, and Canada. We market a portion of our products in Mexico under the brand name of TATSA®. Our storage and distribution containers support the oil, gas, and chemical industries and are used by industrial plants, utilities, residences, and small businesses in suburban and rural areas. Additionally, we manufacture fertilizer storage and distribution containers for bulk storage, farm storage, and the application and distribution of anhydrous ammonia. We also manufacture cryogenic tanks and trailers for the distribution of industrial gases and liquefied natural gas. Our storage and distribution container products range from nine-gallon containers for motor fuel use to 1.8 million-gallon bulk storage spheres. We sell our storage and distribution containers to dealers and large industrial users. We generally deliver storage and distribution containers to our customers who install and fill the containers. Our competitors include large and small manufacturers of storage and distribution containers. Additionally, we manufacture and sell oil and gas process and storage equipment.
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
Foreign Operations. Trinity's foreign operations are primarily located in Mexico. Continuing operations included sales to foreign customers, primarily in Mexico, which represented 7.7%, 7.0%, and 5.8% of our consolidated revenues for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016 and 2015, we had 3.3% and 3.9%, respectively, of our long-lived assets located outside the U.S. We manufacture railcars, storage and distribution containers, tank heads, structural wind towers, steel utility structures, parts and steel components, and other products at our Mexico facilities for local consumption as well as for export to the U.S. and other countries.
Backlog. As of December 31, 2016 and 2015, our backlog of firm orders was as follows:

	December 31, 2016	December 31, 2015
	(in millions)
Rail Group
External Customers	$2,156.6	$3,948.5
Leasing Group	850.9	1,452.7
	$3,007.5	$5,401.2
Inland Barge Group	$120.0	$416.0
Wind towers	$1,148.4	$371.3
For the twelve months ended December 31, 2016, our rail manufacturing businesses received orders for 7,825 railcars. The change in backlog as of December 31, 2016 compared with our backlog as of December 31, 2015 reflects the value of orders taken, net of cancellations during 2016 totaling 250 railcars, executory contract change orders and price modifications, and orders delivered during the year. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery as customers may alternatively choose to purchase railcars as external sales from the Rail Group. Approximately 41% of our railcar backlog is expected to be delivered during the twelve months ending December 31, 2017 with the remainder to be delivered from 2018 through 2021. Substantially all of our Inland Barge backlog is expected to be delivered during the twelve months ending December 31, 2017.

Approximately 30% of our structural wind towers backlog is expected to be delivered during the twelve months ending December 31, 2017 with the remainder to be delivered during 2018 and 2019. The Company does not report backlog from its utility structures business because certain contracts contain partial order cancellation provisions.
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
The principal material used in our manufacturing segments is steel. During 2016, the supply of steel was sufficient to support our manufacturing requirements. Market steel prices continue to exhibit periods of volatility and ended 2016 higher than 2015. Steel prices may be volatile in the future in part as a result of market conditions. We often use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, and other arrangements with our customers, to mitigate the effect of steel price volatility on our operating profits for the year. In general, we believe there is enough capacity in the supply industry to meet current production levels and that our existing contracts and other relationships we have in place will meet our current production forecasts.
Construction Aggregates. Aggregates can be found throughout the U.S., and many producers exist nationwide. Shipments of natural construction aggregates from an individual quarry are generally limited in geographic scope because the cost of transporting processed construction aggregates to customers is high in relation to the value of the product itself. Lightweight construction aggregates have a much wider, multi-state distribution area due to their higher value relative to their distribution costs. We currently operate mining facilities located in Texas, Louisiana, Alabama, Colorado, and California.
Employees. The following table presents the approximate headcount breakdown of employees by business group:

Business Group	December 31, 2016
Rail Group	9,090
Construction Products Group	1,370
Inland Barge Group	980
Energy Equipment Group	5,230
Railcar Leasing and Management Services Group	200
All Other	450
Corporate	360
17,680
As of December 31, 2016, approximately 8,350 employees were employed in the U.S. and 9,270 employees were employed in Mexico.
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
Governmental Regulation.
Railcar Industry. Our railcar and related manufacturing, maintenance services, and leasing businesses are regulated by multiple governmental regulatory agencies such as the U.S. Environmental Protection Agency ("USEPA"); Transport Canada ("TC"); the U.S. Department of Transportation ("USDOT") and the administrative agencies it oversees, including the Federal Railroad Administration ("FRA"), the Pipeline and Hazardous Materials Safety Administration ("PHMSA"), and the Research and Special Programs Administration; and industry authorities such as the Association of American Railroads ("AAR"). All such agencies and authorities promulgate rules, regulations, specifications, and operating standards affecting railcar design, configuration, and mechanics; maintenance, and rail-related safety standards for railroad equipment, tracks, and operations, including the packaging and transportation of hazardous or toxic materials. We believe that our product designs and operations are in compliance with these specifications, standards, and regulations applicable to our business.
Revised regulations pertaining to the transportation of flammable materials by rail are now in effect. These regulatory changes materially impact: the rail industry as a whole; railroad operations; older and newer tank railcars that met or exceeded prior regulatory requirements and standards; future tank railcar specifications; and market decisions relative to capital investment in rail products.
Inland Barge Industry. The primary regulatory and industry authorities involved in the regulation of the inland barge industry are the U.S. Coast Guard; the U.S. National Transportation Safety Board; the U.S. Customs Service; the Maritime Administration of the USDOT; and private industry organizations such as the American Bureau of Shipping. These organizations establish safety criteria, investigate vessel accidents, and recommend improved safety standards. We believe that our product specifications and operations are in compliance with the laws and regulations applicable to our business.
Highway Products. The primary regulatory and industry authorities involved in the regulation of highway products manufacturers are the USDOT, the Federal Highway Administration ("FHWA"), and various state highway departments and administrative agencies. These organizations, with participation from the American Association of State Highway and Transportation Officials ("AASHTO"), establish certain specifications, product testing criteria, and performance standards related to the manufacture of our highway products. We believe that our highway products are in compliance with the standards and specifications applicable to our business.
Storage and Distribution Containers. The primary regulatory authorities involved in the regulation of manufacturers of storage, transportation, and distribution containers are the PHMSA and the Federal Motor Carrier Safety Administration ("FMCSA"), both agencies being part of the USDOT. These agencies promulgate and interpret rules and regulations and issue approvals and special permits pertaining, in part, to the manufacture of containers that are used in the storage, transportation, and distribution of regulated and non-regulated substances. We believe that our storage and distribution containers are in compliance with the rules, regulations, and permits applicable to our business.
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

Executive Officers and Other Corporate Officers of the Company.
The following table sets forth the names and ages of all of our executive officers and other corporate officers, their positions and offices presently held by them, and the year each person first became an officer. All officer terms expire in May 2017.

Name	Age	Office	Officer Since
Timothy R. Wallace*	63	Chairman, Chief Executive Officer, and President	1985
James E. Perry*	45	Senior Vice President and Chief Financial Officer	2005
Melendy E. Lovett*	58	Senior Vice President and Chief Administrative Officer	2014
William A. McWhirter II*	52	Senior Vice President and Group President	2005
D. Stephen Menzies*	61	Senior Vice President and Group President	2001
S. Theis Rice*	66	Senior Vice President and Chief Legal Officer	2002
Kathryn A. Collins	53	Vice President, Human Resources	2014
Virginia C. Gray, Ph.D.	57	Vice President, Organizational Development	2007
Mary E. Henderson*	58	Vice President and Chief Accounting Officer	2009
W. Relle Howard	47	Vice President, Information Technology	2016
John M. Lee	56	Vice President, Business Development	1994
Steven L. McDowell	55	Vice President and Chief Audit Executive	2013
Gail M. Peck	49	Vice President, Finance and Treasurer	2010
Stephen W. Smith	67	Vice President and Chief Technical Officer	2012
Bryan P. Stevenson	43	Vice President, Associate General Counsel and Secretary	2015
Sarah Teachout	44	Vice President and Deputy General Counsel	2016
Jack Todd	53	Vice President, Public Affairs	2015
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
Ms. Lovett joined the Company in 2014 as Senior Vice President and Chief Administrative Officer. A member of the Company's Board of Directors since 2012, Ms. Lovett resigned her Board position at the time of her appointment as an officer of the Company. Prior to joining Trinity in 2014, she was the Senior Vice President and President of the Education Technology business, for Texas Instruments, a major semiconductor manufacturer.
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

Mr. Smith joined the Company in 1976 and held various engineering positions, advancing to Senior Vice President Engineering for TrinityRail®. In 2008, Mr. Smith was promoted to a corporate position serving as an engineering and technical advisor to Trinity's Group Presidents and corporate officers. In 2012, Mr. Smith was elected Vice President and was named Chief Technical Officer in 2013.
Mr. Stevenson joined the Company in 2015 as Associate General Counsel and Secretary and was appointed Vice President, Associate General Counsel and Secretary in 2016. Prior to joining Trinity, Mr. Stevenson was Vice President, General Counsel and Secretary for U.S. Auto Parts Network, Inc. from 2011 to 2015, where he oversaw all of the company's legal efforts. Prior to his tenure at U.S. Auto Parts, he served as Vice President, Associate General Counsel for Blockbuster, Inc., which he joined as Senior Corporate Counsel in 2004. Before Mr. Stevenson joined Blockbuster, he worked at the law firm of Beirne, Maynard & Parsons, LLP.
Ms. Teachout joined the Company in 2015 as Deputy General Counsel and was elected Vice President and Deputy General Counsel in 2016. Prior to joining Trinity, Ms. Teachout was a partner at the law firm of Akin Gump Strauss Hauer & Feld LLP from 2012 to 2015. Before joining Akin Gump, Ms. Teachout had been a partner at the law firm of Haynes and Boone, LLP since 2007.
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
Messrs. Wallace, Perry, Menzies, and Lee, Ms. Henderson, and Dr. Gray have been in full time employment of Trinity or its subsidiaries for more than five years and have performed essentially the same respective duties during such time.

Item 1A. Risk Factors.
Our business is subject to a number of risks which are discussed below. There are risks and uncertainties that could cause our actual results to be materially different from those mentioned in forward-looking statements that we make from time to time in filings with the Securities and Exchange Commission (“SEC”), news releases, reports, proxy statements, registration statements, and other written communications, as well as oral forward-looking statements made from time to time by representatives of our Company. All known material risks and uncertainties are described below. You should consider carefully these risks and uncertainties in addition to the other information contained in this report and our other filings with the SEC including our subsequent reports on Forms 10-Q and 8-K, and any amendments thereto before deciding to buy, sell, or hold our securities. If any of the following known risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition, results of operations, and/or liquidity could be harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.
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
Many of the industries in which we operate are cyclical, and, accordingly, our business is subject to changes in the economy. We operate in cyclical industries. Downturns in economic conditions usually have a significant adverse effect on cyclical industries due to decreased demand for new and replacement products. Decreased demand could result in lower sales volumes, lower prices, and/or a decline in or loss of profits. The railcar, barge, and wind energy industries have previously experienced sharp cyclical downturns and at such times operated with a minimal backlog. While the business cycles of our different operations may not typically coincide, an economic downturn could affect disparate cycles contemporaneously. The impacts of such an economic downturn may magnify the adverse effect on our business.
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
Litigated disputes and other claims could increase our costs and weaken our financial condition. We are currently, and may from time to time be, involved in various claims or legal proceedings arising out of our operations. Adverse judgments and outcomes in some or all of these matters could result in significant losses and costs that could weaken our financial condition. Although we maintain reserves for our reasonably estimable liability, our reserves may be inadequate to cover our portion of claims or final judgments after taking into consideration rights in indemnity and recourse to third parties as a result of which there could be a material adverse effect on our business, operations, or financial condition. See Note 18 of the Consolidated Financial Statements for a summary of the Company's Highway Products litigation.
Changes in the price and demand for steel could lower our margins and profitability. The principal material used in our manufacturing segments is steel. Market steel prices may exhibit periods of volatility. Steel prices may experience further volatility as a result of scrap surcharges assessed by steel mills and other market factors. We often use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, and other arrangements with our customers to mitigate the effect of this volatility on our operating profits for the year. To the extent that we do not have such arrangements in place, a change in steel prices could materially lower our profitability. In addition, meeting production demands is dependent on our ability to obtain a sufficient amount of steel. An unanticipated interruption in our supply chain could have an adverse impact on both our margins and production schedules.
We have potential exposure to environmental liabilities that may increase costs and lower profitability. We are subject to comprehensive federal, state, local, and foreign environmental laws and regulations relating to: (i) the release or discharge of materials into the environment at our facilities or with respect to our products while in operation; (ii) the management, use, processing, handling, storage, transport, and disposal of hazardous and non-hazardous waste, substances, and materials; and (iii) other activities relating to the protection of human health and the environment. Such laws and regulations expose us to liability for our own acts and in certain instances potentially expose us to liability for the acts of others. These laws and regulations also may impose liability on us currently under circumstances where at the time of the action taken, our acts or those of others complied with then applicable laws and regulations. In addition, such laws may require significant expenditures to achieve compliance, and are frequently modified or revised to impose new obligations. Civil and criminal fines and penalties may be imposed for non-compliance with these environmental laws and regulations. Our operations involving hazardous materials also raise potential risks of liability under common law.
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
We operate in highly competitive industries. We may not be able to sustain our market leadership positions, which may impact our financial results. We face aggressive competition in all geographic markets and each industry sector in which we operate. In addition to price, we face competition in respect to product performance and technological innovation, quality, reliability of delivery, customer service, and other factors. The effects of this competition, which is often intense, could reduce our revenues and operating profits, limit our ability to grow, increase pricing pressure on our products, and otherwise affect our financial results.
The limited number of customers for certain of our products, the variable purchase patterns of our customers in all of our segments, and the timing of completion, delivery, and customer acceptance of orders may cause our revenues and income from operations to vary substantially each quarter, potentially resulting in significant fluctuations in our quarterly results. Some of the markets we serve have a limited number of customers. The volumes purchased by customers in each of our business segments vary from year to year, and not all customers make purchases every year. As a result, the order levels for our products have varied significantly from quarterly period to quarterly period in the past and may continue to vary significantly in the future. Therefore, our results of operations in any particular quarterly period may also vary. As a result of these quarterly fluctuations, we believe that comparisons of our sales and operating results between quarterly periods may not be meaningful and should not be relied upon as indicators of future performance.
Our access to capital may be limited or unavailable due to deterioration of conditions in the global capital markets, weakening of macroeconomic conditions, and negative changes in our credit ratings. In general, the Company, and more specifically its leasing subsidiaries' operations, relies in large part upon banks and capital markets to fund its operations and contractual commitments and refinance existing debt. These markets can experience high levels of volatility and access to capital can be constrained for extended periods of time. In addition to conditions in the capital markets, a number of other factors could cause the Company to incur increased borrowing costs and have greater difficulty accessing public and private markets for both secured and unsecured debt. These factors include the Company's financial performance and its credit ratings and rating outlook as determined primarily by rating agencies such as Standard & Poor's Financial Services LLC, Moody's Investors Service, Inc., and Fitch Ratings, Inc. If the Company is unable to secure financing on acceptable terms, the Company's other sources of funds, including available cash, bank facilities, and cash flow from operations may not be adequate to fund its operations and contractual commitments and refinance existing debt.
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
•the general availability in the market of competing used or new railcars;
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
Fluctuations in the price and supply of raw materials and parts and components used in the production of our products could have a material adverse effect on our ability to cost-effectively manufacture and sell our products. In some instances, we rely on a limited number of suppliers for certain raw materials and parts and components needed in our production.  A significant portion of our business depends on the adequate supply of numerous specialty and other parts and components at competitive prices such as brakes, wheels, side frames, bolsters, and bearings for the railcar business, as well as flanges for the structural wind towers business. Our manufacturing operations partially depend on our ability to obtain timely deliveries of raw materials, parts, and components in acceptable quantities and quality from our suppliers. Certain raw materials and parts and components for our products are currently available from a limited number of suppliers and, as a result, we may have limited control over pricing, availability, and delivery schedules. If we are unable to purchase a sufficient quantity of raw materials and parts and components on a timely basis, we could face disruptions in our production and incur delays while we attempt to engage alternative suppliers. Fewer suppliers could result from unimproved or worsening economic or commercial conditions, potentially increasing our rejections for poor quality and requiring us to source unknown and distant supply alternatives. Any such disruption or conditions could harm our business and adversely impact our results of operations.
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
Increasing insurance claims and expenses could lower profitability and increase business risk. The nature of our business subjects us to potential liability for claims alleging property damage and personal and bodily injury or death arising from the use of or exposure to our products, especially in connection with products we manufacture that our customers install along US highways or that our customers use to transport hazardous, flammable, toxic, or explosive materials. As policies expire, increased premiums for renewed or new coverage may further increase our insurance expense and/or require that we increase our self-insured retention or deductibles. The Company maintains primary coverage and excess coverage policies. If the number of claims or the dollar amounts of any such claims rise in any policy year we could suffer additional costs associated with accessing our excess coverage policies. Also, an increase in the loss amounts attributable to such claims could expose us to uninsured damages if we were unable or elected not to insure against certain claims because of high premiums or other reasons. While our liability insurance coverage is at or above levels based on commercial norms in our industries, an unusually large liability claim or a string of claims coupled with an unusually large damage award could exceed our available insurance coverage. In addition, the availability of, and our ability to collect on, insurance coverage is often subject to factors beyond our control. If any of our third-party insurers fail, cancel, or refuse coverage, or otherwise are unable to provide us with adequate insurance coverage, then our risk exposure and our operational expenses would increase and the management of our business operations would be disrupted. Moreover, any accident or incident involving our industries in general or us or our products specifically, even if we are fully insured, contractually indemnified, or not held to be liable, could negatively affect our reputation among customers and the public, thereby making it more difficult for us to compete effectively, and could significantly affect the cost and availability of insurance in the future.
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
Risks related to our operations outside of the U.S., particularly Mexico, could decrease our profitability. Our operations outside of the U.S. are subject to the risks associated with cross-border business transactions and activities. Political, legal, trade, economic change or instability, criminal activities, or social unrest could limit or curtail our respective foreign business activities and operations, including the ability to hire and retain employees. Violence in Mexico associated with drug trafficking is continuing. We have not, to date, been materially affected by any of these risks, but we cannot predict the likelihood of future effects from such risks or any resulting adverse impact on our business, results of operations, or financial condition. Many items manufactured by us in Mexico are sold in the U.S. and the transportation and import of such products may be disrupted. Some foreign countries where we operate have regulatory authorities that regulate products sold or used in those countries. If we fail to comply with the applicable regulations within the foreign countries where we operate, we may be unable to market and sell our products in those countries. In addition, with respect to operations in foreign countries, unexpected changes in laws, rules, and regulatory requirements; tariffs and other trade barriers, including regulatory initiatives for buying goods produced in America; more stringent or restrictive laws, rules, and regulations relating to labor or the environment; adverse tax consequences; price exchange controls; and restrictions or regulations affecting cross-border rail and vehicular traffic could limit operations affecting production throughput and making the manufacture and distribution of our products less timely or more difficult. Furthermore, any material change in the quotas, regulations, or duties on imports imposed by the U.S. government and agencies, or on exports by the government of Mexico or its agencies, could affect our ability to export products that we manufacture in Mexico. Because we have operations outside the U.S., we could be adversely affected by final judgments of non-compliance with the U.S. Foreign Corrupt Practices Act or import/export rules and regulations and similar anti-corruption, anti-bribery, or import/export laws of other countries.
U.S. government actions relative to the federal budget, taxation policies, government expenditures, U.S. borrowing/debt ceiling limits, and trade policies could adversely affect our business and operating results. Periods of impasse, deadlock, and last minute accords may continue to permeate many aspects of U.S. governance, including federal government budgeting and spending, taxation, U.S. deficit spending and debt ceiling adjustments, and international commerce. Such periods could negatively impact U.S. domestic and global financial markets thereby reducing customer demand for our products and services and potentially result in reductions in our revenues, increased price competition, or increased operating costs, any of which could adversely affect our business, results of operations, and financial condition. During the recent Presidential election campaign many statements were made about U.S. participation in multi-lateral versus bi-lateral international trade agreements and treaties such as the North America Free Trade Agreement (“NAFTA”). It is presently unclear what the U.S. government's intentions are pertaining to such agreements and treaties. We produce many of our products at our manufacturing facilities in Mexico. If a preference for bi-lateral trade agreements emerges, wholesale renegotiation of or a U.S. withdrawal from NAFTA could result in significant change or interruption to commercial transactions between the U.S. and Mexico that could adversely affect our business, financial condition, and results of operations.

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
Revised regulations pertaining to the transportation of flammable materials by rail are now in effect. These regulatory changes materially impact: the rail industry as a whole; railroad operations; older and newer tank railcars that met or exceeded prior regulatory requirements and standards; future tank railcar specifications; and market decisions relative to capital investment in rail products.
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
Our Construction Products Group is subject to regulation by the USDOT; the FHWA; and various state highway departments and administrative agencies. These organizations, with participation from AASHTO, establish certain standards, specifications, and product testing criteria related to the manufacture of our highway products.
Our storage and distribution containers are subject to regulation by the PHMSA and the FMCSA, both of which are part of the USDOT. These agencies promulgate and enforce rules and regulations pertaining, in part, to the manufacture of containers that are used in the storage, transportation, and distribution of regulated and non-regulated substances.
Our operations are also subject to regulation of health and safety matters by the U.S. Occupational Safety and Health Administration and the U.S. Mine Safety and Health Administration. We believe we employ appropriate precautions to protect our employees and others from workplace injuries and harmful exposure to materials handled and managed at our facilities.
Future regulatory changes or the determination that our products or processes are not in compliance with applicable requirements, rules, regulations, specifications, standards, or product testing criteria might result in additional operating expenses, administrative fines or penalties, product recalls or loss of business that could have a material adverse effect on our financial condition and operations.

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
Business, regulatory, and legal developments regarding climate change may affect the demand for our products or the ability of our critical suppliers to meet our needs. We have followed the current debate over climate change in general, and the related science, policy discussion, and prospective legislation. Some scientific studies have suggested that emissions of certain gases, commonly referred to as greenhouse gases (“GHGs”) which include carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere and other climate changes. Additionally, we periodically review the potential challenges and opportunities for the Company that climate change policy and legislation may pose. However, any such challenges or opportunities are heavily dependent on the nature and degree of climate change legislation and the extent to which it applies to our industries.
In response to an emerging scientific and political consensus, legislation and new rules to regulate emission of GHGs has been introduced in numerous state legislatures, the U.S. Congress, and by the EPA. Some of these proposals would require industries to meet stringent new standards that may require substantial reductions in carbon emissions. While Trinity cannot assess the direct impact of these or other potential regulations, it does recognize that new climate change protocols could affect demand for its products and/or affect the price of materials, input factors, and manufactured components. Potential opportunities could include greater demand for structural wind towers and certain types of railcars, while potential challenges could include decreased demand for certain types of railcars or other products and higher energy costs. Other adverse consequences of climate change could include an increased frequency of severe weather events and rising sea levels that could affect operations at our manufacturing facilities, the price of insuring company assets, or other unforeseen disruptions of the Company’s operations, systems, property, or equipment. Ultimately, when or if these impacts may occur cannot be assessed until scientific analysis and legislative policy are more developed and specific legislative proposals begin to take shape.
Changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies could adversely affect our financial results. Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported value of our assets or liabilities and financial results and are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain. Accounting standard setters and those who interpret the accounting standards (such as the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board, and our independent registered public accounting firm) may amend or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. For a further discussion of some of our critical accounting policies and standards and recent accounting changes, see Critical Accounting Policies and Estimates in Management's

Discussion and Analysis of Financial Condition and Results of Operations and Note 1 Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.
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
Our inability to produce and disseminate relevant and/or reliable data and information pertaining to our business in an efficient, cost-effective, secure, and well-controlled fashion may have significant negative impacts on confidentiality requirements and obligations and trade secret or other proprietary needs and expectations and, therefore, our future operations, profitability, and competitive position. Management relies on information technology infrastructure and architecture, including hardware, network, software, people, and processes to provide useful and confidential information to conduct our business in the ordinary course, including correspondence and commercial data and information interchange with customers, suppliers, legal counsel, governmental agencies, and consultants, and to support assessments and conclusions about future plans and initiatives pertaining to market demands, operating performance, and competitive positioning. In addition, any material failure, interruption of service, compromised data security, or cybersecurity threat could adversely affect our relations with suppliers and customers, place us in violation of confidentiality and data protection laws, rules, and regulations, and result in negative impacts to our market share, operations, and profitability. Security breaches in our information technology could result in theft, destruction, loss, misappropriation, or release of confidential data, trade secret, or other proprietary or intellectual property that could adversely impact our future results.
The Company could potentially fail to successfully integrate new businesses or products into its current business. The Company routinely engages in the search for growth opportunities, including assessment of merger and acquisition prospects in new markets and/or products. Any merger or acquisition in which the Company becomes involved and ultimately concludes is subject to integration into the Company's businesses and culture. If such integration is unsuccessful to any material degree, such lack of success could result in unexpected claims or otherwise have a material adverse effect on our business, operations, or financial condition.
The use of social and other digital media (including websites, blogs and newsletters) to disseminate false, misleading and/or unreliable or inaccurate data and information about our Company could create unwarranted volatility in our stock price and losses to our stockholders and could adversely affect our reputation, products, business and operating results. The number of people relying on social and other digital media to receive news, data and information is increasing. Social and other digital media can be used by anyone to publish data and information without regard for factual accuracy. The use of social and other digital media to publish inaccurate, offensive and disparaging data and information coupled with the increasingly frequent use of strong language and hostile expression, may influence the public’s inability to distinguish between what is true and what is false and could obstruct an effective and timely response to correct inaccuracies or falsifications. Such use of social and other digital media could result in unexpected and unsubstantiated claims concerning the Company in general or our products, our leadership or our reputation among customers and the public at large, thereby making it more difficult for us to compete effectively, and potentially having a material adverse effect on our business, operations, or financial condition.
Our inability to sufficiently protect our intellectual property rights could adversely affect our business. Our patents, copyrights, trademarks, service marks, trade secrets, proprietary processes, and other intellectual property are important to our success. We rely on patent, copyright and trademark law, and trade secret protection, and confidentiality and/or license agreements with others to protect our intellectual property rights. Our trademarks, service marks, copyrights, patents, and trade secrets may be exposed to market confusion, commercial abuse, infringement, or misappropriation and possibly challenged, invalidated, circumvented, narrowed, or declared unenforceable by countries where our products and services are made available, but where the laws may not protect our intellectual property rights as fully as in the U.S. Such instances could negatively impact our competitive position and adversely affect our business. Additionally, we could be required to incur significant expenses to protect our intellectual property rights.
The price for our common stock is subject to volatility which may result in losses to our shareholders. During the two year period ended December 31, 2016, the closing sales price of our stock varied between a high of $36.80 per share and a low of $15.64 per share. Stock price volatility affects the price at which our common stock can be sold and could subject our stockholders to losses. The trading price of our common stock is likely to remain volatile and could fluctuate widely in response to, among other things, the risk factors described in this report and other factors including:

•	actual or anticipated variations in quarterly and annual results or operations;

•	changes in recommendations by securities analysts;

•	changes in composition and perception of the investors who own our stock and other securities;

•	changes in ratings from national rating agencies on publicly or privately owned debt securities;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the industries in which we operate;

•	actual or expected economic conditions that are perceived to affect our Company;

•	perceptions in the marketplace regarding us and/or our competitors;

•	fluctuations in prices of commodities that our customers produce and transport;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors;

•	changes in government regulations and interpretations of those regulations;

•	shareholder activism; and

•	dissemination of false or misleading statements through the use of social and other media to discredit our Company, disparage our products or to harm our reputation.
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

	Approximate Square Feet		Approximate Square Feet Located In
	Owned	Leased	US	Mexico	Canada
Rail Group	6,139,300	131,600	4,147,200	2,123,700	—
Construction Products Group	1,214,200	95,400	1,278,500	31,100	—
Inland Barge Group	853,800	81,000	934,800	—	—
Energy Equipment Group	2,221,200	542,900	1,828,300	865,400	70,400
Corporate Offices	231,200	10,400	221,400	20,200	—
	10,659,700	861,300	8,410,200	3,040,400	70,400
Our estimated weighted average production capacity utilization for the twelve month period ended December 31, 2016 is reflected by the following percentages:

Production Capacity Utilized
Rail Group	75%
Construction Products Group	75%
Inland Barge Group	70%
Energy Equipment Group	80%

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the New York Stock Exchange under the ticker symbol “TRN”. The following table shows the closing price range of our common stock by quarter for the years ended December 31, 2016 and 2015.

	Prices
Year Ended December 31, 2016	High	Low
Quarter ended March 31, 2016	$24.32	$15.64
Quarter ended June 30, 2016	19.93	16.73
Quarter ended September 30, 2016	25.05	18.71
Quarter ended December 31, 2016	29.24	21.01

Year Ended December 31, 2015	High	Low
Quarter ended March 31, 2015	$35.61	$24.77
Quarter ended June 30, 2015	36.80	26.43
Quarter ended September 30, 2015	29.79	22.67
Quarter ended December 31, 2015	27.86	22.37
Our transfer agent and registrar as of December 31, 2016 was American Stock Transfer & Trust Company.
Holders
At December 31, 2016, we had 1,921 record holders of common stock. The par value of the common stock is $0.01 per share.
Dividends
Trinity has paid 211 consecutive quarterly dividends. Quarterly dividends declared by Trinity for the years ended December 31, 2016 and 2015 are as follows:

	Year Ended December 31,
	2016	2015
Quarter ended March 31,	$0.11	$0.10
Quarter ended June 30,	0.11	0.11
Quarter ended September 30,	0.11	0.11
Quarter ended December 31,	0.11	0.11
Total	$0.44	$0.43
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
The following graph compares the Company's cumulative total stockholder return (assuming reinvestment of dividends) during the five-year period ended December 31, 2016 with an overall stock market index (New York Stock Exchange Composite Index) and the Company's peer group index (Dow Jones US Commercial Vehicles & Trucks Index). The data in the graph assumes $100 was invested on December 31, 2011.

	2011	2012	2013	2014	2015	2016
Trinity Industries, Inc.	100	121	187	194	169	199
Dow Jones US Commercial Vehicles & Trucks Index	100	112	133	138	105	151
New York Stock Exchange Composite Index	100	116	147	157	151	169

Issuer Purchases of Equity Securities N EED
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended December 31, 2016:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2016 through October 31, 2016	1,020	$24.12	—	$215,375,299
November 1, 2016 through November 30, 2016	770	$26.14	—	$215,375,299
December 1, 2016 through December 31, 2016	202	$28.43	—	$215,375,299
Total	1,992	$25.34	—	$215,375,299
(1) These columns include the following transactions during the three months ended December 31, 2016: (i) the surrender to the Company of 1,327 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and (ii) the purchase of 665 shares of common stock by the Trustee for assets held in a non-qualified employee profit-sharing plan trust.
(2) In December 2015, the Company's Board of Directors renewed its $250 million share repurchase program effective January 1, 2016 through December 31, 2017. Under the program, no shares were repurchased during the three months ended December 31, 2016. The approximate dollar value of shares that were eligible to be repurchased under such share repurchase program is shown as of the end of such month or quarter.

Item 6. Selected Financial Data.
The following financial information for the five years ended December 31, 2016 has been derived from our audited consolidated financial statements. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere herein.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in millions, except percent and per share data)
Statement of Operations Data:
Revenues	$4,588.3	$6,392.7	$6,170.0	$4,365.3	$3,811.9
Operating profit	742.2	1,438.9	1,251.0	772.9	574.8
Income from continuing operations	364.7	826.0	709.3	386.1	251.9
Gain on sale of discontinued operations, net of provision for income taxes of $-, $-, $-, $5.4, and $-	—	—	—	7.1	—
Income (loss) from discontinued operations, net of provision (benefit) for income taxes of $-, $-, $-, $(0.8), and $1.1	—	—	—	(0.8)	1.8
Net income	$364.7	$826.0	$709.3	$392.4	$253.7
Net income attributable to Trinity Industries, Inc.	$343.6	$796.5	$678.2	$375.5	$255.2
Net income attributable to Trinity Industries, Inc. per common share:
Basic:
Continuing operations	$2.25	$5.14	$4.35	$2.34	$1.59
Discontinued operations	—	—	—	0.04	0.01
	$2.25	$5.14	$4.35	$2.38	$1.60
Diluted:
Continuing operations	$2.25	$5.08	$4.19	$2.34	$1.58
Discontinued operations	—	—	—	0.04	0.01
	$2.25	$5.08	$4.19	$2.38	$1.59
Weighted average number of shares outstanding:
Basic	148.4	150.2	151.0	152.8	154.7
Diluted	148.6	152.2	156.7	152.9	155.1
Dividends declared per common share	$0.440	$0.430	$0.375	$0.270	$0.210

Balance Sheet Data:
Total assets	$9,125.3	$8,885.9	$8,695.3	$7,274.5	$6,630.2
Debt - recourse	$850.6	$836.7	$823.6	$416.5	$454.4
Debt - non-recourse	$2,206.0	$2,358.7	$2,690.9	$2,534.4	$2,561.3
Stockholders' equity	$4,311.1	$4,048.7	$3,397.4	$2,749.1	$2,137.6
Ratio of total debt to total capital	41.5%	44.1%	50.8%	51.8%	58.5%
Book value per share	$28.34	$26.50	$21.83	$17.75	$13.52

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
Company Overview
Trinity Industries, Inc., headquartered in Dallas, Texas, is a diversified industrial company that owns complementary market-leading businesses providing products and services to the energy, chemical, agriculture, transportation, and construction sectors, among others. We operate in five distinct business groups which we report on a segment basis: the Rail Group, Construction Products Group, Inland Barge Group, Energy Equipment Group, and Railcar Leasing and Management Services Group. We also report the All Other segment which includes the Company's captive insurance and transportation companies; legal, environmental, and maintenance costs associated with non-operating facilities; and other peripheral businesses.
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
We continue to experience weak demand levels for many of the Company’s products and services. The ongoing level of uncertainty in the industrial economy has continued to impact our customers’ long-term capital planning processes. The oversupply of railcars and barges in the North American market has limited new order levels for these businesses. We continue to assess demand for our products and services and take steps to align our manufacturing capacity appropriately.
Executive Summary
The Company’s revenues for 2016 were $4.6 billion, representing a decrease of $1.8 billion or 28.2% over last year. Operating profit for 2016 totaled $0.7 billion compared to $1.4 billion last year. The decrease in both revenues and operating profit for 2016, when compared to the previous year, resulted primarily from lower volumes in our Rail and Inland Barge Groups as well as lower leased railcar sales in the Leasing Group. Revenues and operating profit generated by our Energy Equipment Group decreased as a result of lower delivery volumes in our utility structures business and other product lines partially offset by an increase in revenues from our structural wind towers business. In our Leasing Group, leasing and management revenues were substantially unchanged while revenues from railcar sales owned one year or less totaled $126.1 million for the year ended December 31, 2016 compared with $404.9 million for the year ended December 31, 2015. Revenues in our Construction Products Group declined by 1.8% as a result of lower volumes in the Group's other business lines including lost revenues resulting from the sale of our galvanizing business in June 2015 partially offset by higher volumes in our construction aggregates business. Operating profit in the Construction Products Group increased as a result of higher volumes in our construction aggregates business and reduced operating costs in 2016.
Selling, engineering, and administrative expenses decreased by 14.5% for the year ended December 31, 2016, when compared to the prior year primarily due to lower compensation expenses. At December 31, 2016, the Company's headcount, including both production and non-production personnel, had decreased approximately 20% since the end of 2015 primarily due to actions taken to realign our costs with current market conditions.

As of December 31, 2016 and 2015 our backlog of firm orders was as follows:

	December 31, 2016	December 31, 2015
	(in millions)
Rail Group
External Customers	$2,156.6	$3,948.5
Leasing Group	850.9	1,452.7
	$3,007.5	$5,401.2
Inland Barge Group	$120.0	$416.0
Wind towers	$1,148.4	$371.3
For the twelve months ended December 31, 2016, our rail manufacturing businesses received orders for 7,825 railcars. The change in backlog as of December 31, 2016 compared with our backlog as of December 31, 2015 reflects the value of orders taken, net of cancellations during 2016 totaling 250 railcars, executory contract change orders and price modifications, and orders delivered during the year. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery as customers may alternatively choose to purchase railcars as external sales from the Rail Group. Approximately 41% of our railcar backlog is expected to be delivered during the twelve months ending December 31, 2017 with the remainder to be delivered from 2018 through 2021. Substantially all of our Inland Barge backlog is expected to be delivered during the twelve months ending December 31, 2017. Approximately 30% of our structural wind towers backlog is expected to be delivered during the twelve months ending December 31, 2017 with the remainder to be delivered during 2018 and 2019. The Company does not report backlog from its utility structures business because certain contracts contain partial order cancellation provisions.
Capital expenditures for 2016 were $933.4 million with $799.1 million utilized for net lease fleet additions, net of deferred profit of $178.2 million. Manufacturing and corporate capital expenditures for 2017 are projected to be between $100.0 million and $140.0 million. For 2017, we expect to invest between $140.0 million and $240.0 million in our wholly-owned lease fleet, after taking into account the proceeds from sales of leased railcars.
During the year ended December 31, 2016, 2015, and 2014 the Company received proceeds from the sale of leased railcars as follows:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$126.1	$404.9	$486.3
Railcars owned more than one year at the time of sale	37.7	514.6	265.8
Rail Group	8.1	260.5	243.2
	$171.9	$1,180.0	$995.3
In December 2015, the Company’s Board of Directors renewed its $250 million share repurchase program effective January 1, 2016 through December 31, 2017. The new program replaced the previous program which expired on December 31, 2015. Under the Company's share repurchase program, 2,070,600 shares were repurchased during the year ended December 31, 2016, at a cost of approximately $34.7 million.
A current summary of the Company's Highway Products litigation is provided in Note 18 of the Consolidated Financial Statements.

Results of Operations
Years Ended December 31, 2016, 2015, and 2014
Overall Summary
Revenues

	Year Ended December 31, 2016
	Revenues			Percent Change 2016 versus 2015
	External	Intersegment	Total
	($ in millions)
Rail Group	$2,006.9	$1,070.4	$3,077.3	(31.0)%
Construction Products Group	510.6	12.6	523.2	(1.8)
Inland Barge Group	403.0	0.1	403.1	(38.3)
Energy Equipment Group	834.7	178.0	1,012.7	(9.1)
Railcar Leasing and Management Services Group	824.9	2.1	827.0	(25.1)
All Other	8.2	84.0	92.2	(17.9)
Segment Totals before Eliminations	4,588.3	1,347.2	5,935.5	(25.6)
Eliminations – Lease subsidiary	—	(1,021.9)	(1,021.9)
Eliminations – Other	—	(325.3)	(325.3)
Consolidated Total	$4,588.3	$—	$4,588.3	(28.2)

	Year Ended December 31, 2015
	Revenues			Percent Change 2015 versus 2014
	External	Intersegment	Total
	($ in millions)
Rail Group	$3,236.2	$1,225.6	$4,461.8	16.9%
Construction Products Group	520.6	12.0	532.6	(3.5)
Inland Barge Group	652.9	—	652.9	2.3
Energy Equipment Group	883.6	230.1	1,113.7	12.2
Railcar Leasing and Management Services Group	1,091.6	13.2	1,104.8	(1.2)
All Other	7.8	104.5	112.3	1.7
Segment Totals before Eliminations	6,392.7	1,585.4	7,978.1	10.4
Eliminations – Lease subsidiary	—	(1,164.4)	(1,164.4)
Eliminations – Other	—	(421.0)	(421.0)
Consolidated Total	$6,392.7	$—	$6,392.7	3.6

	Year Ended December 31, 2014
	Revenues
	External	Intersegment	Total
	($ in millions)
Rail Group	$3,077.6	$739.2	$3,816.8
Construction Products Group	546.1	5.6	551.7
Inland Barge Group	638.5	—	638.5
Energy Equipment Group	796.0	196.3	992.3
Railcar Leasing and Management Services Group	1,106.4	11.9	1,118.3
All Other	5.4	105.0	110.4
Segment Totals before Eliminations	6,170.0	1,058.0	7,228.0
Eliminations – Lease subsidiary	—	(710.1)	(710.1)
Eliminations – Other	—	(347.9)	(347.9)
Consolidated Total	$6,170.0	$—	$6,170.0
Our revenues for the year ended December 31, 2016, decreased by 28.2% from the previous year primarily as a result of reduced volumes and product mix changes in our Rail Group. We also experienced lower barge shipments and product mix changes in our Inland Barge Group. Revenues from sales of leased railcars in our Leasing Group were lower in 2016 when compared to the prior year. In our Energy Equipment Group, lower volumes in our utility structures business and other product lines were partially offset by higher volumes in our structural wind towers business. Revenues from our Construction Products Group decreased primarily due to lower volumes in the Group's other businesses including lost revenues from the sale of the Group's galvanizing business in 2015.

Our revenues for the year ended December 31, 2015, increased by 3.6% from the previous year primarily as a result of higher shipment volumes and pricing in our Rail Group partially offset by product mix changes. We also experienced higher volumes in our Inland Barge Group, and in our Energy Equipment Group, primarily as a result of an acquisition in 2014. Revenues from the Construction Products Group declined as a result of lower revenues from our highway products business partially offset by higher acquisition-related volumes in our construction aggregates business. Our Leasing Group experienced lower revenues from external sales of railcars owned one year or less, partially offset by higher leasing and management revenues due to increased rental rates and net lease fleet additions.
Operating Costs
Operating costs are comprised of cost of revenues; selling, engineering, and administrative costs; and gains or losses on property disposals.

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Rail Group	$2,617.4	$3,530.2	$3,092.7
Construction Products Group	450.6	478.1	486.3
Inland Barge Group	357.8	535.9	524.1
Energy Equipment Group	879.6	962.8	884.2
Railcar Leasing and Management Services Group	466.9	498.6	602.0
All Other	111.1	120.5	136.0
Segment Totals before Eliminations and Corporate Expenses	4,883.4	6,126.1	5,725.3
Corporate	131.0	152.6	119.0
Eliminations – Lease subsidiary	(843.7)	(904.8)	(577.0)
Eliminations – Other	(324.6)	(420.1)	(348.3)
Consolidated Total	$3,846.1	$4,953.8	$4,919.0
Operating costs for the year ended December 31, 2016 decreased by 22.4% over the previous year primarily due to lower shipment levels in our Rail and Inland Barge Groups. Operating costs in our Energy Equipment Group decreased over the prior year primarily due to lower volumes in our utility structures and other businesses. Our Construction Products Group experienced lower operating costs over the prior year primarily as a result of improved manufacturing efficiencies in our highway products business and lower volumes in the Group's other businesses including the effects of the 2015 sale of assets of the galvanizing business. Operating costs in our Leasing Group decreased primarily as a result of lower profit from railcar sales partially offset by higher maintenance and compliance costs. Selling, engineering, and administrative expenses decreased for the year ended December 31, 2016, by 14.5% primarily due to lower compensation expenses. As a percentage of revenue, selling, engineering, and administrative expenses were 8.9% for 2016 as compared to 7.5% for 2015 and 6.5% for 2014.
Operating costs for the year ended December 31, 2015 increased by 1.0% over the previous year primarily due to higher shipment levels in our Rail Group as well as acquisition-related increases in our Energy Equipment Group. Operating costs in our Leasing Group declined as a result of lower sales of railcars owned one year or less during the year ended December 31, 2015 over the prior year in addition to higher gains from railcar sales owned more than one year in 2015 over the prior year. Selling, engineering, and administrative expenses increased in 2015 primarily due to higher legal and litigation-related expenses as well as increased compensation costs resulting from acquisitions and higher average headcount during the year.
Operating Profit (Loss)

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Rail Group	$459.9	$931.6	$724.1
Construction Products Group	72.6	54.5	65.4
Inland Barge Group	45.3	117.0	114.4
Energy Equipment Group	133.1	150.9	108.1
Railcar Leasing and Management Services Group	360.1	606.2	516.3
All Other	(18.9)	(8.2)	(25.6)
Segment Totals before Eliminations and Corporate Expenses	1,052.1	1,852.0	1,502.7
Corporate	(131.0)	(152.6)	(119.0)
Eliminations – Lease subsidiary	(178.2)	(259.6)	(133.1)
Eliminations – Other	(0.7)	(0.9)	0.4
Consolidated Total	$742.2	$1,438.9	$1,251.0

Our operating profit for the year ended December 31, 2016 decreased by 48.4% primarily as a result of lower shipment volumes in our Rail and Inland Barge Groups. Operating profit was affected by additional costs associated with aligning our production footprint with demand in several of our business groups. Operating profit in the Construction Products Group increased when compared to the prior year primarily due to lower selling, engineering and administrative costs, higher volumes in our construction aggregates business and improved manufacturing efficiencies in our highway products business. These factors were partially offset by lower volumes in the Group's other businesses and property disposition gains in 2015 related to the sale of assets of our galvanizing business in 2015. Operating profit in our Energy Equipment Group decreased when compared to the prior year as lower volumes from our utility structures and other businesses were partially offset by higher volumes in our structural wind towers business. Operating profit in our Leasing Group decreased for the year ended December 31, 2016 over the prior year primarily as a result of lower railcar sales and higher maintenance and compliance costs. Operating profit from railcar sales in our Leasing Group totaled $47.6 million and $275.1 million for the years ended December 31, 2016 and 2015, respectively.
Our operating profit for the year ended December 31, 2015 increased by 15.0% primarily as a result of higher shipment volumes in our Rail Group and acquisition-related improvements in our Energy Equipment Group. Rail Group operating profit also increased as a result of improved pricing and higher operating efficiencies partially offset by product mix changes. Operating profit in our Leasing Group increased for the year ended December 31, 2015 over the prior year period from higher leasing and management revenues as well as higher operating profit from railcar sales. Operating profit in our Inland Barge Group was substantially unchanged while operating profit in the Construction Products Group decreased for the year ended December 31, 2015 when compared to the prior year, as higher volumes in our construction aggregates business related to an acquisition in 2015 were more than offset by lower volumes in our highway products business.
For a further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.
Other Income and Expense. Other income and expense is summarized in the following table:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Interest income	$(5.4)	$(2.2)	$(1.9)
Interest expense	181.9	194.7	193.4
Other, net	(1.1)	(5.6)	(4.6)
Consolidated Total	$175.4	$186.9	$186.9
Interest expense in 2016 decreased $12.8 million over the prior year primarily due to the repayment of certain Leasing Group debt in 2015. Interest expense in 2015 increased $1.3 million over the prior year primarily due to the issuance of the Company's Senior Notes in 2014, partially offset by the repayment of certain Leasing Group debt in 2015.
Income Taxes. The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate on income before income taxes:

	Year Ended December 31,
	2016	2015	2014
Statutory rate	35.0%	35.0%	35.0%
State taxes	1.4	1.2	1.4
Domestic production activities deduction	—	(1.4)	(2.0)
Noncontrolling interest in partially-owned subsidiaries	(1.3)	(0.8)	(1.1)
Changes in valuation allowances and reserves	0.3	—	0.1
Other, net	0.3	—	(0.1)
Effective rate	35.7%	34.0%	33.3%
Our effective tax rate reflects the Company's estimate for 2016 of its state income tax expense and the effect of not providing income attributable to the noncontrolling interests in partially-owned leasing subsidiaries for the income tax expense. See Note 5 of the Consolidated Financial Statements for a further explanation of activities with respect to our partially-owned leasing subsidiaries. See Note 13 of the Consolidated Financial Statements for a further discussion of income taxes.
Income (loss) before income taxes for the years ended December 31, 2016, 2015, and 2014 was $573.1 million, $1,241.1 million, and $1,051.4 million, respectively, for U.S. operations, and $(6.3) million, $10.9 million, and $12.6 million, respectively, for foreign operations, principally Mexico. The Company provides deferred income taxes on the unrepatriated earnings of its foreign operations where it results in a deferred tax liability.
At December 31, 2016, the Company had $21.0 million of federal consolidated net operating loss carryforwards and $6.5 million of tax-effected state loss carryforwards remaining. The federal net operating loss carryforwards were acquired as part of an acquisition of a company in 2010 and are subject to limitations on the amount that can be utilized in any one tax year. The federal net operating loss carryforwards are due to expire in 2028 and 2029. We have established a valuation allowance for federal, state, and foreign tax operating losses and credits that we have estimated may not be realizable.
During the fourth quarter of 2016, the Internal Revenue Service ("IRS") formally closed its audit of the 2010-2011 tax years and sent the results of its 2006-2009 tax year examinations to the Joint Committee on Taxation ("JCT") for review as required. We now consider the 2010-2011 tax years effectively settled and, as of December 31, 2016, have adjusted the related reserves and deferred tax assets affected by the settlement with no significant effect on the Company’s consolidated financial statements. We expect the 2006-2009 tax year examinations to be effectively settled in 2017. The 2013-2015 tax years are currently under IRS audit examination. The statute of limitations expired on the 2012 tax year for the federal tax return.
Income tax payments, net of refunds, differ from the current provision primarily based on when estimated tax payments were due as compared to when the related income was earned and taxable. The Company's consolidated income tax position was a net receivable of $101.1 million and $85.0 million from federal, state, and foreign jurisdictions at December 31, 2016 and 2015, respectively. Income tax payments (refunds) during the years ended December 31, 2016, 2015, and 2014 totaled $(57.9) million, $326.8 million, and $399.0 million, respectively.

Segment Discussion
Rail Group

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 versus 2015	2015 versus 2014
	($ in millions)
Revenues:
Railcars	$2,894.3	$4,301.7	$3,674.8	(32.7)%	17.1%
Components and maintenance services	183.0	160.1	142.0	14.3	12.7
Total revenues	3,077.3	4,461.8	3,816.8	(31.0)	16.9

Operating costs:
Cost of revenues	2,555.0	3,449.4	3,027.2	(25.9)	13.9
Selling, engineering, and administrative costs	63.6	80.8	65.5	(21.3)	23.4
Property disposition gains	(1.2)	—	—
Operating profit	$459.9	$931.6	$724.1	(50.6)	28.7
Operating profit margin	14.9%	20.9%	19.0%
As of December 31, 2016, 2015, and 2014 our Rail Group backlog of railcars was as follows:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
External Customers	$2,156.6	$3,948.5	$5,204.3
Leasing Group	850.9	1,452.7	2,010.5
Total	$3,007.5	$5,401.2	$7,214.8
The changes in the number of railcars in the Rail Group backlog are as follows:

	Year Ended December 31,
	2016	2015	2014
Beginning balance	48,885	61,035	39,895
Orders received	7,825	22,145	51,395
Shipments	(27,240)	(34,295)	(30,255)
Ending balance(1)	29,220	48,885	61,035
(1) The ending backlog figures for the year ended December 31, 2016 reflect the removal of 250 railcars that have not been netted against orders.
Revenues decreased for the year ended December 31, 2016 by 31.0% when compared to the prior year with approximately 63% of the decrease in Rail Group revenue resulting from a decrease in unit deliveries with the remainder primarily due to product mix changes. Cost of revenues decreased for the year ended December 31, 2016 by 25.9% when compared with the prior year primarily due to a decrease in unit deliveries.
Revenues increased for the year ended December 31, 2015 by 16.9% when compared to 2014. Approximately 75% of the increase in Rail Group revenue results from an increase in unit deliveries with the remainder due to improved pricing partially offset by product mix changes. Cost of revenues increased for the year ended December 31, 2015 by 13.9% when compared with the prior year primarily due to an increase in unit deliveries partially offset by greater operating efficiencies.
Unit decreases and lower prices decreased total backlog dollars by 44.3% when comparing December 31, 2016 to the prior year. The average selling price in the backlog at December 31, 2016 was 6.8% lower as compared to the previous year primarily due to product mix changes. Backlog decreased when comparing 2015 versus 2014 due to unit decreases and lower prices. The average selling price in the backlog at December 31, 2015 was 6.5% lower as compared to the previous year primarily due to product mix changes. Approximately 41% of our railcar backlog is expected to be delivered during the twelve months ending December 31, 2017 with the remainder to be delivered from 2018 through 2021. The backlog dedicated to the Leasing Group is supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery as customers may alternatively choose to purchase railcars as external sales from the Rail Group.

For the year ended December 31, 2016, Rail Group revenues included sales to the Leasing Group of $1,021.9 million with a deferred profit of $178.2 million, representing 9,385 railcars, compared to $1,164.4 million with a deferred profit of $259.6 million, representing 8,760 railcars, in the comparable period in 2015. Results for the year ended December 31, 2014, included sales to the Leasing Group of $710.1 million with a deferred profit of $133.1 million, representing 6,810 railcars. Sales to the Leasing Group and related profits are included in the operating results of the Rail Group but are eliminated in consolidation. For the years ended December 31, 2016, 2015, and 2014, Rail Group revenues included sales of leased railcars to third parties of $8.1 million, $260.5 million, and $243.2 million, respectively.
The Leasing Group purchases a portion of our railcar production utilizing the Company's cash or alternatively, financing a portion of the purchase price through a non-recourse warehouse loan facility. Periodically, the Leasing Group refinances those borrowings through equipment financing transactions. In 2016, the Leasing Group purchased 34.5% of our railcar production compared to 25.5% in 2015 and 22.5% in 2014.

Construction Products Group

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 versus 2015	2015 versus 2014
	($ in millions)
Revenues:
Highway products	$271.3	$277.9	$317.6	(2.4)%	(12.5)%
Construction aggregates	213.4	192.0	152.1	11.1	26.2
Other	38.5	62.7	82.0	(38.6)	(23.5)
Total revenues	523.2	532.6	551.7	(1.8)	(3.5)

Operating costs:
Cost of revenues	378.6	407.4	430.9	(7.1)	(5.5)
Selling, engineering, and administrative costs	73.7	81.0	67.8	(9.0)	19.5
Property disposition gains	(1.7)	(10.3)	(12.4)
Operating profit	$72.6	$54.5	$65.4	33.2	(16.7)
Operating profit margin	13.9%	10.2%	11.9%
Revenues and cost of revenues decreased by 1.8% and 7.1%, respectively, for the year ended December 31, 2016, when compared to the same period in 2015. The decrease in revenues resulted primarily from lower volumes in our other businesses including lost revenues from the sale of our galvanizing business in June 2015, partially offset by higher volumes in our construction aggregates business. The decrease in cost of revenues of 7.1% resulted from lower volumes in our other businesses including lower volumes from the sale of the galvanizing business and lower costs in our highway products business from improved manufacturing efficiencies partially offset by higher volumes in our construction aggregates business. Selling, engineering, and administrative costs decreased by 9.0%, for the year ended December 31, 2016 compared to the same period in 2015. The decrease for the year ended December 31, 2016 was primarily due to lower compensation costs, partially offset by higher legal expenses. The property disposition gains for the year ended December 31, 2015 primarily related to the sale of assets of our galvanizing business which included six facilities in Texas, Mississippi, and Louisiana.
Revenues decreased for the year ended December 31, 2015 by 3.5% compared to the same period in 2014. Higher revenues in our construction aggregates business primarily related to an acquisition were more than offset by lower volumes in our highway products and other businesses including lost revenues from the sale of our galvanizing business in June 2015. Similarly, cost of revenues decreased by 5.5% for the year ended December 31, 2015, compared to the same period in 2014 as the effects of our construction aggregates acquisition were more than offset by lower volumes in our highway products and other businesses. Additionally, cost of revenues for the year ended December 31, 2014, included a $2.6 million gain from the settlement of certain liabilities related to construction aggregates acquisitions in 2013. Selling, engineering, and administrative costs increased by 19.5% for the year ended December 31, 2015, compared to the same period in 2014 primarily due to higher legal expenses and compensation costs. The property disposition gains for the year ended December 31, 2014 primarily related to the sale of certain land held by our construction aggregates business.

Inland Barge Group

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 versus 2015	2015 versus 2014
	($ in millions)
Revenues	$403.1	$652.9	$638.5	(38.3)%	2.3%

Operating costs:
Cost of revenues	344.3	518.3	506.6	(33.6)	2.3
Selling, engineering, and administrative costs	13.5	18.0	17.5	(25.0)	2.9
Property disposition gains	—	(0.4)	—
Operating profit	$45.3	$117.0	$114.4	(61.3)	2.3
Operating profit margin	11.2%	17.9%	17.9%
Revenues decreased for the year ended December 31, 2016 by 38.3% compared to the same period in 2015 primarily due to lower barge deliveries and product mix changes. Cost of revenues decreased by 33.6% for the year ended December 31, 2016, when compared to the same period in 2015 due to lower volumes and product mix changes. Selling, engineering, and administrative costs decreased for the year ended December 31, 2016 compared to the same period in 2015 due to lower compensation costs.
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
As of December 31, 2016, the backlog for the Inland Barge Group was $120.0 million compared to $416.0 million as of December 31, 2015. Substantially all our Inland Barge backlog is expected to be delivered during the twelve months ending December 31, 2017. Deliveries for multi-year barge agreements are included in the backlog when specific production quantities for future years have been determined.

Energy Equipment Group

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 versus 2015	2015 versus 2014
	($ in millions)
Revenues:
Wind towers and utility structures	$641.1	$611.8	$454.6	4.8%	34.6%
Other	371.6	501.9	537.7	(26.0)	(6.7)
Total revenues	1,012.7	1,113.7	992.3	(9.1)	12.2

Operating costs:
Cost of revenues	806.9	879.8	810.5	(8.3)	8.6
Selling, engineering, and administrative costs	72.7	83.0	74.8	(12.4)	11.0
Property disposition gains	—	—	(1.1)
Operating profit	$133.1	$150.9	$108.1	(11.8)	39.6
Operating profit margin	13.1%	13.5%	10.9%
Revenues for the year ended December 31, 2016 decreased by 9.1% compared to the same period in 2015. Revenues from our wind towers and utility structures product lines increased by 4.8% for the year ended December 31, 2016 primarily due to an increase in structural wind tower volumes. Revenues from other product lines for the year ended December 31, 2016 decreased by 26.0% when compared to 2015 primarily as a result of decreases in shipment volumes. Other revenues include results primarily from our storage and distribution containers and tank heads product lines. Similarly, cost of revenues decreased by 8.3% for the year ended December 31, 2016 compared to 2015 due to lower volumes in our utility structures and other product lines, partially offset by increased volumes in our structural wind towers business. Selling, engineering, and administrative costs decreased by 12.4% for the year ended December 31, 2016, resulting primarily from lower professional service expenses and decreased compensation expenses.

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
As of December 31, 2016, the backlog for structural wind towers was $1,148.4 million compared to $371.3 million as of December 31, 2015. Approximately 30% of our structural wind towers backlog is expected to be delivered during the twelve months ending December 31, 2017 with the remainder to be delivered during 2018 and 2019. The Company does not report backlog from its utility structures business because certain contracts contain partial order cancellation provisions.

Railcar Leasing and Management Services Group

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 versus 2015	2015 versus 2014
	($ in millions)
Revenues:
Leasing and management	$700.9	$699.9	$632.0	0.1%	10.7%
Sale of railcars owned one year or less at the time of sale	126.1	404.9	486.3
Total revenues	$827.0	$1,104.8	$1,118.3	(25.1)	(1.2)

Operating profit:
Leasing and management	$312.5	$331.1	$287.9	(5.6)	15.0
Railcar sales:
Railcars owned one year or less at the time of sale	34.1	109.0	136.1
Railcars owned more than one year at the time of sale	13.5	166.1	92.3
Total operating profit	$360.1	$606.2	$516.3	(40.6)	17.4

Operating profit margin:
Leasing and management	44.6%	47.3%	45.6%
Railcar sales	*	*	*
Total operating profit margin	43.5%	54.9%	46.2%

Selected expense information(1):
Depreciation	$156.2	$142.3	$130.0	9.8	9.5
Maintenance and compliance	$104.3	$97.3	$78.9	7.2	23.3
Rent	$39.3	$41.6	$52.9	(5.5)	(21.4)
Interest	$125.2	$138.8	$153.3	(9.8)	(9.5)

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
Total revenues decreased by 25.1% for the year ended December 31, 2016 compared to 2015 primarily due to a lower volume of railcar sales owned one year or less. Leasing and management revenues were substantially unchanged with revenues associated with net fleet additions offset by the effect of lower average rental rates.
Total revenues decreased by 1.2% for the year ended December 31, 2015 compared to 2014 due to a lower volume of railcar sales owned one year or less, partially offset by growth in leasing and management revenues. Approximately half of the increase in leasing and management revenues was due to higher average rental rates with the remainder primarily due to net fleet additions.
During the year ended December 31, 2016, 2015, and 2014 the Leasing Group received proceeds from the sale of leased railcars as follows:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$126.1	$404.9	$486.3
Railcars owned more than one year at the time of sale	37.7	514.6	265.8
Rail Group	8.1	260.5	243.2
	$171.9	$1,180.0	$995.3

Operating profit decreased by 40.6% for the year ended December 31, 2016 compared to 2015 primarily due to a lower volume of railcar sales. Leasing and management operating profit for the year ended December 31, 2016 decreased by 5.6% due to lower average rental rates and higher maintenance and compliance expense associated with routine regulatory testing partially offset by operating profit associated with net fleet additions. In February 2015, the Leasing Group purchased all of the railcars which previously had been leased to the Company from one of the independent owner trusts resulting in lower rent expense for the year ended December 31, 2016 when compared to 2015. Interest expense decreased primarily due to the repayment in full of certain Leasing Group debt in May 2015. See Note 6 to the Consolidated Financial Statements for a description of lease arrangements with the independent owner trusts.
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
Information regarding the Leasing Group’s lease fleet, owned through its wholly-owned and partially-owned subsidiaries, follows:

	December 31, 2016	December 31, 2015	December 31, 2014
Number of railcars:
Wholly-owned	60,440	52,030	51,115
Partially-owned	24,670	24,735	24,815
	85,110	76,765	75,930
Average age in years	8.2	8.1	7.8
Average remaining lease term in years	3.5	3.2	3.4
Fleet utilization	97.6%	97.7%	99.5%

All Other

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 versus 2015	2015 versus 2014
	($ in millions)
Revenues	$92.2	$112.3	$110.4	(17.9)%	1.7%

Operating costs:
Cost of revenues	103.1	114.0	125.2	(9.6)	(8.9)
Selling, engineering, and administrative costs	7.5	8.5	9.4	(11.8)	(9.6)
Property disposition (gains)/losses	0.5	(2.0)	1.4
Operating loss	$(18.9)	$(8.2)	$(25.6)
Revenues decreased for the year ended December 31, 2016 compared to 2015 primarily due to a decrease in internal shipments from our transportation company. Cost of revenues decreased for the year ended December 31, 2016 compared to 2015 primarily as a result of lower costs from our transportation company partially offset by higher costs related to non-operating facilities.
Revenues were substantially unchanged for the year ended December 31, 2015 compared to 2014. The decrease in operating loss for the year ended December 31, 2015 was due to improved efficiency from internal logistics operations, certain reserves recorded in 2014, and gains from certain property dispositions.

Corporate

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 versus 2015	2015 versus 2014
	($ in millions)
Operating costs	$131.0	$152.6	$119.0	(14.2)%	28.2%
The decrease in operating costs for the year ended December 31, 2016 compared to 2015 is primarily due to lower compensation and legal and litigation-related expenses.
The increase in operating costs for the year ended December 31, 2015 compared to 2014 is primarily due to higher legal and litigation-related expenses as well as performance-related compensation costs and increased staffing compared to 2014.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for each of the last three years:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Total cash provided by (required by):
Operating activities	$1,090.2	$939.7	$819.2
Investing activities	(1,022.7)	(511.3)	(814.7)
Financing activities	(290.1)	(530.3)	454.9
Net increase (decrease) in cash and cash equivalents	$(222.6)	$(101.9)	$459.4
2016 compared with 2015
Operating Activities. Net cash provided by operating activities for the year ended December 31, 2016 was $1,090.2 million compared to net cash provided by operating activities of $939.7 million for the year ended December 31, 2015. Cash flow provided by operating activities increased primarily due to a higher decrease in inventories and a lower decrease in accrued liabilities for the year ended December 31, 2016 when compared to the prior year as well as a higher provision for deferred taxes and lower net gains on railcar lease fleet sales, partially offset by lower net income for the year ended December 31, 2016.
Receivables at December 31, 2016 increased by $16.0 million or 3.4% from December 31, 2015 primarily due to a higher income tax receivable. Raw materials inventory at December 31, 2016 decreased by $176.1 million or 36.8% since December 31, 2015 primarily attributable to lower levels in our Rail Group from lower production volumes and improved inventory management. At December 31, 2016, work in process inventory decreased by $33.3 million or 14.9% primarily in our Rail Group while finished goods inventory decreased by $67.9 million or 28.1% since December 31, 2015 due to higher inventory balances carried at the previous year end for scheduled shipments in early 2016 in our Rail and Energy Equipment Groups. Accounts payable decreased by $60.7 million as a result of lower inventory levels, while accrued liabilities decreased by $104.9 million from December 31, 2015 primarily due to lower compensation accruals. We continually review reserves related to bad debt as well as the adequacy of lower of cost or market valuations related to accounts receivable and inventory.
Investing Activities. Net cash required by investing activities for the year ended December 31, 2016 was $1,022.7 million compared to $511.3 million for the year ended December 31, 2015. Capital expenditures for the year ended December 31, 2016 were $933.4 million, which included $891.1 million for investment in the lease fleet less $92.0 million for the cost of sold lease fleet railcars owned one year or less. This compares to $1,029.8 million of capital expenditures for the same period last year, which included $1,129.7 million for additions to the lease fleet less $295.9 million for the cost of sold lease fleet railcars owned one year or less. Proceeds from the sale of property, plant, and equipment and other assets totaled $53.7 million for the year ended December 31, 2016, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $37.7 million. This compares to $522.8 million for the same period in 2015, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $514.6 million. Full-year manufacturing/corporate capital expenditures for 2017 are projected to range between $100.0 million and $140.0 million. For 2017, we expect to invest between $140.0 million and $240.0 million in our wholly-owned lease fleet, after taking into account the proceeds from sales of leased railcars. Short-term marketable securities increased by $149.8 million for the year ended December 31, 2016. There was no acquisition or divestiture activity for the year ended December 31, 2016. Net cash required related to acquisitions amounted to $46.2 million for the year ended December 31, 2015 while proceeds from business divestitures totaled $51.3 million.

Financing Activities. Net cash required by financing activities during the year ended December 31, 2016 was $290.1 million compared to $530.3 million of net cash required by financing activities for the same period in 2015. During the year ended December 31, 2016, we retired $162.5 million in debt as scheduled. During the year ended December 31, 2015, we retired $587.2 million in debt including $340.0 million for the full repayment of promissory notes related to one of our wholly-owned leasing subsidiaries. We borrowed $242.4 million, net of debt issuance costs, during the year ended December 31, 2015, from our TILC warehouse loan facility. Additionally, we repurchased shares of the Company’s stock under a share repurchase program as described further below. We intend to use our cash and committed credit facilities to fund the operations, expansions, and growth initiatives of the Company. Additionally, we may use our cash and committed credit facilities to retire or repurchase the Company's outstanding debt prior to its stated maturity or repurchase shares of its common stock.
2015 compared with 2014
Operating Activities. Net cash provided by operating activities for the year ended December 31, 2015 was $939.7 million compared to net cash provided by operating activities of $819.2 million for the same period in 2014. Cash flow provided by operating activities increased primarily due to higher operating profits in 2015.
Receivables at December 31, 2015 were substantially unchanged from December 31, 2014, as a higher income tax receivable was offset by lower trade receivables in our Rail, Energy Equipment, and Construction Products Groups. Raw materials inventory at December 31, 2015 decreased by $106.8 million or 18.2% since December 31, 2014 primarily attributable to lower levels in our Rail Group from improved inventory management. Finished goods inventory at December 31, 2015 increased by $56.9 million or 30.8% since December 31, 2014 primarily due to higher inventory related to scheduled shipments in early 2016 in our Rail and Energy Equipment Groups. Accounts payable decreased by $78.6 million as a result of lower inventory levels, while accrued liabilities decreased by $169.6 million from December 31, 2014 due to lower customer advances outstanding.
Investing Activities. Net cash required by investing activities for the year ended December 31, 2015 was $511.3 million compared to $814.7 million for the year ended December 31, 2014. Capital expenditures for the year ended December 31, 2015 were $1,029.8 million, which included $1,129.7 million for investment in the lease fleet less $295.9 million for the cost of sold lease fleet railcars owned one year or less. This compares to $464.6 million of capital expenditures for the same period in 2014, of which $245.3 million were for additions to the lease fleet. Proceeds from the sale of property, plant, and equipment and other assets totaled $522.8 million for the year ended December 31, 2015, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $514.6 million. This compares to $288.8 million for the year ended December 31, 2014, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $265.8 million. Net cash required related to acquisitions amounted to $46.2 million and $714.4 million for the years ended December 31, 2015 and 2014, respectively. Proceeds from business divestitures totaled $51.3 million for the year ended December 31, 2015. Short-term marketable securities for the year ended December 31, 2015 decreased $9.9 million.
Financing Activities. Net cash required by financing activities during the year ended December 31, 2015 was $530.3 million compared to $454.9 million of net cash provided by financing activities for the same period in 2014. During the year ended December 31, 2015, we retired $587.2 million in debt including $340.0 million for the full repayment of promissory notes related to one of our wholly-owned leasing subsidiaries. We borrowed $242.4 million, net of debt issuance costs, during the year ended December 31, 2015, from our TILC warehouse loan facility. During the year ended December 31, 2014, we retired $186.6 million in debt as scheduled. We borrowed $727.3 million, net of debt issuance costs, during the year ended December 31, 2014, from the issuance of $400.0 million in senior notes and, the issuance by a wholly-owned subsidiary of TRIP Holdings of $335.7 million in secured equipment notes. Also, during the year ended December 31, 2014, we received $49.6 million in equity contributions from noncontrolling interests in one of the Company's partially-owned leasing subsidiaries. Additionally, we repurchased shares of the Company’s stock under a share repurchase program as described further below.
Other Investing and Financing Activities
During the year ended December 31, 2016, 2015, and 2014 the Company received proceeds from the sale of leased railcars as follows:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$126.1	$404.9	$486.3
Railcars owned more than one year at the time of sale	37.7	514.6	265.8
Rail Group	8.1	260.5	243.2
	$171.9	$1,180.0	$995.3

The $1.0 billion TILC warehouse loan facility, established to finance railcars owned by TILC, had $204.1 million in outstanding borrowings as of December 31, 2016. Under the facility, $795.9 million was unused and available as of December 31, 2016 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 2.64% at December 31, 2016. Amounts outstanding at maturity, absent renewal, are payable under the renewed facility in April 2019.
As of December 31, 2016, we had letters of credit issued under our $600 million revolving credit facility in an aggregate principal amount of $92.3 million, leaving $507.7 million available for borrowing. Other than these letters of credit, there were no borrowings under our revolving credit facility as of December 31, 2016, or for the two year period then ended. Borrowings under the credit facility bear interest at a defined index rate plus a margin and are guaranteed by certain 100%-owned subsidiaries of the Company.
In December 2015, the Company’s Board of Directors renewed its $250 million share repurchase program effective January 1, 2016 through December 31, 2017. The new program replaced the previous program which expired on December 31, 2015. Under the Company's share repurchase program, 2,070,600 shares were repurchased during the year ended December 31, 2016, at a cost of approximately $34.7 million.
We continue to experience weak demand levels for many of the Company’s products and services. The ongoing level of uncertainty in the industrial economy has continued to impact our customers’ long-term capital planning processes. The oversupply of railcars and barges in the North American market has limited new order levels for these businesses. We continue to assess demand for our products and services and take steps to align our manufacturing capacity appropriately.
Equity Investment
See Note 5 of the Notes to the Consolidated Financial Statements for information about the Company's investment in partially-owned leasing subsidiaries.
Future Operating Requirements
We expect to finance future operating requirements with cash, cash equivalents, and short-term marketable securities; cash flows from operations; and, depending on market conditions, short-term debt, long-term debt, and equity. Debt instruments that the Company has utilized include its revolving credit facility, the TILC warehouse facility, senior notes, convertible subordinated notes, asset-backed securities, and sale-leaseback transactions. As of December 31, 2016, the Company had unrestricted cash, cash equivalents, and short-term marketable securities balances of $798.1 million, and $507.7 million available under its revolving credit facility. Under the TILC warehouse facility, $795.9 million was unused and available as of December 31, 2016 based on the amount of warehouse-eligible, unpledged equipment. The Company believes it has access to adequate capital resources to fund operating requirements and is an active participant in the capital markets.
Off Balance Sheet Arrangements
As of December 31, 2016, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $92.3 million, of which $92.2 million is expected to expire in 2017 and the remainder in 2018. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew each year. See Note 11 of the Notes to the Consolidated Financial Statements for information about our corporate revolving credit facility.
As described further in Note 18 of the Notes to the Consolidated Financial Statements, the Company posted a supersedeas bond in the amount of $686.0 million related to its Highway Products litigation. The Company obtained the supersedeas bond on an unsecured basis for a current annual premium of $3.7 million. Additionally, at December 31, 2016 the Company has outstanding surety bonds in the amount of $22.3 million issued to support our operations and, as required under the terms of certain customer agreements, to guarantee our performance.
See Note 6 of the Notes to the Consolidated Financial Statements for information about off balance sheet arrangements with regard to our Leasing Group.

Derivative Instruments
We may use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also may use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. For derivative instruments designated as hedges, the Company formally documents the relationship between the derivative instrument and the hedged item, as well as the risk management objective and strategy for the use of the derivative instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments, or forecasted transactions. At the time a derivative instrument is entered into, and at least quarterly thereafter, the Company assesses whether the derivative instrument is effective in offsetting the changes in fair value or cash flows of the hedged item. Any change in fair value resulting in ineffectiveness, as defined by accounting standards issued by the Financial Accounting Standards Board ("FASB"), is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive loss ("AOCL") as a separate component of stockholders' equity and reclassified into earnings in the period during which the hedged transaction affects earnings. Trinity monitors its derivative positions and the credit ratings of its counterparties and does not anticipate losses due to counterparties' non-performance. See Note 3 of the Notes to Consolidated Financial Statements for discussion of how the Company valued its commodity hedges and interest rate swaps at December 31, 2016. See Note 11 of the Notes to Consolidated Financial Statements for a description of the Company's debt instruments.
Interest rate hedges

			Included in accompanying balance sheet at December 31, 2016
	Notional Amount	Interest Rate(1)	Liability	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(0.7)	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$5.9	$8.0
Open hedges:
TRIP Master Funding secured railcar equipment notes	$38.7	2.62%	$0.9	$0.4	$0.5

(1)	Weighted average fixed interest rate

	Effect on interest expense-increase/(decrease)
	Year Ended December 31,			Expected effect during next twelve months(1)
	2016	2015	2014
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$(0.4)	$(0.3)	$(0.3)	$(0.2)
Promissory notes	$—	$1.2	$2.9	$—
TRIP Holdings warehouse loan	$4.8	$4.9	$5.1	$4.5
Open hedges:
TRIP Master Funding secured railcar equipment notes	$0.9	$1.3	$1.5	$0.6
Promissory notes	$—	$5.3	$15.4	$—
(1) Based on the fair value of open hedges as of December 31, 2016
During 2005 and 2006, we entered into interest rate swap derivatives in anticipation of issuing our 2006 Secured Railcar Equipment Notes. These derivative instruments, with a notional amount of $200.0 million, were settled in 2006 and fixed the interest rate on a portion of the related debt issuance. These derivative instrument transactions are being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in AOCL through the date the related debt issuance closed in 2006. The balance is being amortized over the term of the related debt. The effect on interest expense is due to amortization of the AOCL balance.
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
Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $4.5 million of additional interest expense expected to be recognized during the twelve months following December 31, 2016. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with an initial notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The effect on interest expense is primarily a result of monthly interest settlements.
See Note 11 Debt regarding the related debt instruments.
Other Derivatives
Natural gas and diesel fuel
We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet as of December 31, 2016 for these instruments was an asset of $0.3 million. The effect of these hedges was to decrease cost of revenues for the year ended December 31, 2016 by $0.4 million, and to increase cost of revenues for the years ended December 31, 2015 and 2014 by $1.1 million and $2.3 million, respectively.
Stock-Based Compensation
We have a stock-based compensation plan covering our employees and our Board of Directors. See Note 16 of the Notes to the Consolidated Financial Statements.
Employee Retirement Plans
As disclosed in Note 14 of the Notes to the Consolidated Financial Statements, the projected benefit obligations of the employee retirement plans exceeded the plans' assets by $17.1 million and $22.5 million as of December 31, 2016 and 2015, respectively. The change was primarily due to a higher return on assets partially offset by a decrease in the obligation discount rate assumption. We continue to sponsor an employee savings plan under the existing 401(k) plan that covers substantially all employees and includes both a company matching contribution and an annual retirement contribution of up to 3% each of eligible compensation based on our performance, as well as a Supplemental Profit Sharing Plan. Both the annual retirement contribution and the company matching contribution are discretionary, requiring board approval, and made annually with the investment of the funds directed by the participants. Finally the Company contributes to a multiemployer defined benefit pension plan under the terms of a collective-bargaining agreement that covers certain union-represented employees at one of our facilities.
Employer contributions for the year ending December 31, 2017 are expected to be $2.5 million for the defined benefit plans compared to $4.7 million contributed during 2016. Employer contributions to the 401(k) plans and the Supplemental Profit Sharing Plan for the year ending December 31, 2017 are expected to be $15.2 million compared to $18.5 million contributed during 2016. Employer contributions for the year ending December 31, 2017 are expected to be $2.3 million for the multiemployer plan compared to $2.3 million contributed during 2016.

Contractual Obligation and Commercial Commitments
As of December 31, 2016, we had the following contractual obligations and commercial commitments:

		Payments Due by Period
Contractual Obligations and Commercial Commitments	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
	(in millions)
Debt and capital lease obligations(1):
Debt:
Parent and wholly-owned subsidiaries, excluding unamortized debt discount	$1,700.8	$64.0	$284.4	$113.3	$1,239.1
Partially-owned subsidiaries	1,381.0	51.5	135.8	137.8	1,055.9
Capital lease obligations	32.1	3.6	28.5	—	—
Interest	705.9	144.3	238.8	181.8	141.0
	3,819.8	263.4	687.5	432.9	2,436.0

Operating leases:
Leasing Group	319.7	41.3	79.5	67.5	131.4
Other	27.0	10.0	10.9	2.4	3.7
Obligations for purchase of goods and services(2)	584.8	540.0	33.0	11.8	—
Other	8.6	5.6	3.0	—	—
Total	$4,759.9	$860.3	$813.9	$514.6	$2,571.1
(1) Includes interest on the Company's Convertible Subordinated Notes through June 1, 2018. See Note 11 of the Notes to the Consolidated Financial Statements.
(2) Includes $471.1 million in purchase obligations for raw materials and components principally by the Rail, Inland Barge, and Energy Equipment Groups.
As of December 31, 2016 and 2015, we had $37.1 million and $77.7 million, respectively, of tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities. See Note 13 of the Notes to the Consolidated Financial Statements.

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
Goodwill
Goodwill is required to be tested for impairment annually, or on an interim basis, whenever events or circumstances change, indicating that the carrying amount of the goodwill might be impaired. The quantitative goodwill impairment test is a two-step process with step one requiring the comparison of the reporting unit's estimated fair value with the carrying amount of its net assets. If necessary, step two of the impairment test determines the amount of goodwill impairment to be recorded when the reporting unit's recorded net assets exceed its fair value. Impairment is assessed at the “reporting unit” level by applying a fair value-based test for each unit with recorded goodwill. The estimates and judgments that most significantly affect the fair value calculations are assumptions, consisting of level three inputs, related to revenue and operating profit growth, discount rates and exit multiples. Based on the Company's annual goodwill impairment test, performed at the reporting unit level as of December 31, 2016, the Company concluded that no impairment charges were determined to be necessary and that none of the reporting units evaluated was at risk of failing the first step of the goodwill impairment test. A reporting unit is considered to be at risk if its estimated fair value does not exceed the carrying value of its net assets by 10% or more. See Note 1 of the Notes to the Consolidated Financial Statements for further explanation.
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
Warranties
The Company provides various express, limited product warranties that generally range from one to five years depending on the product. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been asserted by customers. Second, based on historical, accepted claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. The Company provides for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties and assesses the adequacy of the resulting reserves on a quarterly basis. See Note 10 of the Notes to the Consolidated Financial Statements.

Insurance
We are effectively self-insured for workers' compensation claims. A third-party administrator processes all such claims. We accrue our workers' compensation liability based upon independent actuarial studies. To the extent actuarial assumptions change and claims experience rates differ from historical rates, our liability may change.
Contingencies and Litigation
The Company is involved in claims and lawsuits incidental to our business. Based on information currently available with respect to such claims and lawsuits, including information on claims and lawsuits as to which the Company is aware but for which the Company has not been served with legal process, it is management's opinion that the ultimate outcome of all such claims and litigation, including settlements, in the aggregate will not have a material adverse effect on the Company's financial condition for purposes of financial reporting. However, resolution of certain claims or lawsuits by settlement or otherwise, could impact the operating results of the reporting period in which such resolution occurs. See Note 18 of the Notes to the Consolidated Financial Statements for further explanation.
Environmental
We are involved in various proceedings related to environmental matters. We have provided reserves to cover probable and estimable liabilities with respect to such proceedings, taking into account currently available information and our contractual recourse. However, estimates of future response costs are necessarily imprecise. Accordingly, there can be no assurance that we will not become involved in future environmental litigation or other proceedings or, if we were found to be responsible or liable in any litigation or proceeding, that such costs would not be material to us.
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
At December 31, 2016, the Company had $21.0 million of federal consolidated net operating loss carryforwards and $6.5 million of tax-effected state loss carryforwards remaining. The federal net operating loss carryforwards were acquired as part of an acquisition of a company in 2010 and are subject to limitations on the amount that can be utilized in any one tax year. The federal net operating loss carryforwards are due to expire in 2028 and 2029. We have established a valuation allowance for federal, state, and foreign tax operating losses and credits that we have estimated may not be realizable. We believe it is more likely than not that we will be able to generate sufficient future taxable income to utilize the remaining deferred tax assets.
At times, we may claim tax benefits that may be challenged by a tax authority. We recognize tax benefits only for tax positions more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax returns that do not meet these recognition and measurement standards.

Pensions
The Company sponsors defined benefit plans which provide retirement income and death benefits for certain eligible employees. The Company's pension costs and liabilities are primarily determined using actuarial assumptions regarding the long-term rate of return on plan assets and the discount rate used to determine the present value of future benefit obligations. The compensation increase rate assumption pertains solely to the pension plan of the Company's Inland Barge segment that was closed to new participants in 2014. The accrued benefits of the Company's remaining pension plans were frozen in 2009.
Pension assumptions are reviewed annually by outside actuaries and the Company's management. These actuarial assumptions are summarized in the following table:

	Year Ended December 31,
	2016	2015	2014
Assumptions used to determine benefit obligations at the annual measurement date were:
Obligation discount rate	4.34%	4.79%	4.33%
Compensation increase rate	4.00%	4.00%	4.00%
Assumptions used to determine net periodic benefit costs were:
Obligation discount rate	4.79%	4.33%	5.22%
Long-term rate of return on plan assets	6.50%	7.00%	7.75%
Compensation increase rate	4.00%	4.00%	4.00%
The obligation discount rate assumption is determined by deriving a single discount rate from a theoretical settlement portfolio of high quality corporate bonds sufficient to provide for the plans' projected benefit payments. The expected long-term rate of return on plan assets is an assumption reflecting the anticipated weighted average rate of earnings on the portfolio over the long-term. To arrive at this rate, estimates were developed based upon the anticipated performance of the plans' assets. The effect of a change in either of these assumptions on the net retirement cost for the year ended December 31, 2016 and on the projected benefit obligations at December 31, 2016 is summarized as follows:

	Effect on Net Retirement Cost for the Year Ended December 31, 2016	Effect on Projected Benefit Obligations at December 31, 2016
Assumptions:	Increase/(decrease) (in millions)
Obligation discount rate:
Increase of 50 basis points	$(0.7)	$(27.6)
Decrease of 50 basis points	$0.7	$30.6
Long-term rate of return on plan assets:
Increase of 50 basis points	$(2.1)	$—
Decrease of 50 basis points	$2.1	$—

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

Forward-Looking Statements
This annual report on Form 10-K (or statements otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission (“SEC”), news releases, conferences, World Wide Web postings or otherwise) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not historical facts are forward-looking statements and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performances, estimates, projections, goals, and forecasts. Trinity uses the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify these forward-looking statements. Potential factors, which could cause our actual results of operations to differ materially from those in the forward-looking statements include, among others:

•	market conditions and customer demand for our business products and services;

•	the cyclical nature of industries in which we compete;

•	variations in weather in areas where our construction products are sold, used, or installed;

•
naturally-occurring events and disasters causing disruption to our manufacturing, product deliveries, and production capacity, thereby giving rise to an increase in expenses, loss of revenue, and property losses;

•	the timing of introduction of new products;

•	the timing and delivery of customer orders, sales of leased railcars, or a breach of customer contracts;

•	the credit worthiness of customers and their access to capital;

•	product price changes;

•	changes in mix of products sold;

•	the costs incurred to align manufacturing capacity with demand and the extent of its utilization;

•	the operating leverage and efficiencies that can be achieved by our manufacturing businesses;

•	availability and costs of steel, component parts, supplies, and other raw materials;

•	competition and other competitive factors;

•	changing technologies;

•	surcharges and other fees added to fixed pricing agreements for steel, component parts, supplies and other raw materials;

•	interest rates and capital costs;

•	counter-party risks for financial instruments;

•	long-term funding of our operations;

•	changes in our stock price resulting in a dilutive impact on earnings per share related to conversion features in our financing instruments;

•	taxes;

•	the stability of the governments and political and business conditions in certain foreign countries, particularly Mexico;

•	changes in import and export quotas and regulations;

•	business conditions in emerging economies;

•	costs and results of litigation, including trial and appellate costs and supersedes bonding costs;

•	changes in accounting standards or inaccurate estimates or assumptions in the application of accounting policies;

•
legal, regulatory, and environmental issues, including compliance of our products with mandated specifications, standards, or testing criteria and obligations to remove and replace our products following installation or to recall our products and install different products manufactured by us or our competitors;

•
actions by the executive and legislative branches of the U.S. government relative to federal government budgeting, taxation policies, government expenditures, U.S. borrowing/debt ceiling limits, and trade policies;

•	the use of social or digital media to disseminate false, misleading and/or unreliable or inaccurate information; and

•	the inability to sufficiently protect our intellectual property rights.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our earnings could be affected by changes in interest rates due to the impact those changes have on our variable rate debt obligations, which represented 8.2% of our total debt as of December 31, 2016. If interest rates average one percentage point more in fiscal year 2017 than they did during 2016, our interest expense would increase by $2.2 million, after considering the effects of interest rate hedges. In comparison, at December 31, 2015, we estimated that if interest rates averaged one percentage point more in fiscal year 2016 than they did during 2015, our interest expense would increase by $2.8 million. The impact of an increase in interest rates was determined based on the impact of the hypothetical change in interest rates and scheduled principal payments on our variable-rate debt obligations as of December 31, 2016 and 2015. A one percentage point increase in the interest rate yield would decrease the fair value of the fixed rate debt by approximately $189.7 million. A one percentage point decrease in the interest rate yield would increase the fair value of the fixed rate debt by approximately $213.0 million.
Trinity uses derivative instruments to mitigate the impact of increases in natural gas and diesel fuel prices. Existing hedge transactions as of December 31, 2016 are based on the New York Mercantile Exchange for natural gas and heating oil. Hedge transactions are settled with the counterparty in cash. The effect of these transactions on the consolidated balance sheets was an asset of $0.3 million and a liability of $0.8 million at December 31, 2016 and 2015, respectively. The effect on the consolidated statement of operations for the year ended December 31, 2016 was operating income of $0.4 million, and for the year ended December 31, 2015 was an operating expense of $1.1 million. Based on hedge positions at December 31, 2016 we estimate that a hypothetical 10% increase in the price of these commodities would increase the asset and the related operating income by $0.2 million. Similarly, a hypothetical 10% decrease in the price of these commodities would decrease the asset and the related operating income by $0.2 million.
In addition, we are subject to market risk related to our net investments in our foreign subsidiaries. The net investment in foreign subsidiaries as of December 31, 2016 was $280.7 million. The impact of such market risk exposures as a result of foreign exchange rate fluctuations has not been material to us. See Note 12 of the Notes to the Consolidated Financial Statements.

Item 8. Financial Statements

Trinity Industries, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Trinity Industries, Inc.
We have audited the accompanying consolidated balance sheets of Trinity Industries, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trinity Industries, Inc. and Subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Trinity Industries, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 17, 2017

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2016	2015	2014
	(in millions, except per share amounts)
Revenues:
Manufacturing	$3,763.4	$5,301.1	$5,063.6
Leasing	824.9	1,091.6	1,106.4
	4,588.3	6,392.7	6,170.0
Operating costs:
Cost of revenues:
Manufacturing	3,019.6	4,043.9	3,975.1
Leasing	436.5	612.3	644.7
	3,456.1	4,656.2	4,619.8
Selling, engineering, and administrative expenses:
Manufacturing	231.0	271.4	235.0
Leasing	45.4	52.4	49.6
Other	131.0	152.6	119.0
	407.4	476.4	403.6
Gains on disposition of property:
Net gains on railcar lease fleet sales owned more than one year at the time of sale	13.5	166.1	92.3
Other	3.9	12.7	12.1
	17.4	178.8	104.4
Total operating profit	742.2	1,438.9	1,251.0
Other (income) expense:
Interest income	(5.4)	(2.2)	(1.9)
Interest expense	181.9	194.7	193.4
Other, net	(1.1)	(5.6)	(4.6)
	175.4	186.9	186.9
Income before income taxes	566.8	1,252.0	1,064.1
Provision (benefit) for income taxes:
Current	(119.3)	309.4	360.6
Deferred	321.4	116.6	(5.8)
	202.1	426.0	354.8
Net income	364.7	826.0	709.3
Net income attributable to noncontrolling interest	21.1	29.5	31.1
Net income attributable to Trinity Industries, Inc.	$343.6	$796.5	$678.2

Net income attributable to Trinity Industries, Inc. per common share:
Basic	$2.25	$5.14	$4.35
Diluted	$2.25	$5.08	$4.19
Weighted average number of shares outstanding:
Basic	148.4	150.2	151.0
Diluted	148.6	152.2	156.7
Dividends declared per common share	$0.440	$0.430	$0.375
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Net income	$364.7	$826.0	$709.3
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized losses arising during the period, net of tax benefit of $-, $0.2, and $0.6	(0.3)	(0.7)	(1.2)
Reclassification adjustments for losses included in net income, net of tax benefit of $0.7, $3.4, and $8.4	4.6	9.0	16.0
Currency translation adjustment	0.8	(6.0)	(2.0)
Defined benefit plans:
Unrealized losses arising during the period, net of tax benefit of $2.0, $3.4, and $26.7	(3.3)	(6.0)	(45.1)
Amortization of net actuarial losses, net of tax benefit of $1.9, $1.8, and $0.8	3.2	3.2	1.3
	5.0	(0.5)	(31.0)
Comprehensive income	369.7	825.5	678.3
Less: comprehensive income attributable to noncontrolling interest	24.2	32.5	34.1
Comprehensive income attributable to Trinity Industries, Inc.	$345.5	$793.0	$644.2
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
	(in millions)
ASSETS
Cash and cash equivalents	$563.4	$786.0
Short-term marketable securities	234.7	84.9
Receivables, net of allowance for doubtful accounts of $11.8 and $11.1	378.7	369.9
Income tax receivable	102.1	94.9
Inventories:
Raw materials and supplies	302.5	478.6
Work in process	189.5	222.8
Finished goods	173.8	241.7
	665.8	943.1
Restricted cash, including partially-owned subsidiaries of $78.4 and $89.9	178.2	195.8
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $1,979.8 and $1,980.1	7,981.0	7,145.4
Less accumulated depreciation, including partially-owned subsidiaries of $364.9 and $313.7	(2,014.2)	(1,797.4)
	5,966.8	5,348.0
Goodwill	754.1	753.8
Other assets	281.5	309.5
	$9,125.3	$8,885.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$156.1	$216.8
Accrued liabilities	426.1	529.6
Debt:
Recourse, net of unamortized discount of $27.1 and $44.2	850.6	836.7
Non-recourse:
Wholly-owned subsidiaries	840.0	928.7
Partially-owned subsidiaries	1,366.0	1,430.0
	3,056.6	3,195.4
Deferred income	23.5	27.1
Deferred income taxes	1,072.9	752.2
Other liabilities	79.0	116.1
	4,814.2	4,837.2
Stockholders’ equity:
Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – shares authorized at December 31, 2016 - 400.0; at December 31, 2015 - 400.0; shares issued and outstanding at December 31, 2016 – 152.2; at December 31, 2015 – 152.9	1.6	1.5
Capital in excess of par value	534.6	548.5
Retained earnings	3,497.3	3,220.3
Accumulated other comprehensive loss	(113.5)	(115.4)
Treasury stock – shares at December 31, 2016 – 0.1; at December 31, 2015 – 0.1	(1.5)	(1.0)
	3,918.5	3,653.9
Noncontrolling interest	392.6	394.8
	4,311.1	4,048.7
	$9,125.3	$8,885.9
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Operating activities:
Net income	$364.7	$826.0	$709.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	283.0	266.4	244.6
Stock-based compensation expense	41.3	61.1	53.3
Excess tax benefits from stock-based compensation	(1.0)	(13.3)	(24.4)
Provision (benefit) for deferred income taxes	321.4	116.6	(5.8)
Net gains on railcar lease fleet sales owned more than one year at the time of sale	(13.5)	(166.1)	(92.3)
Gains on disposition of property and other assets	(3.9)	(12.7)	(12.1)
Non-cash interest expense	28.5	30.1	30.7
Other	(3.4)	(2.5)	(4.5)
Changes in assets and liabilities:
(Increase) decrease in receivables	(16.0)	(0.8)	(56.4)
(Increase) decrease in inventories	273.3	128.5	(186.3)
(Increase) decrease in restricted cash	—	(9.4)	25.0
(Increase) decrease in other assets	18.6	(40.9)	(8.3)
Increase (decrease) in accounts payable	(60.7)	(78.6)	60.7
Increase (decrease) in accrued liabilities	(104.9)	(169.6)	82.1
Increase (decrease) in other liabilities	(37.2)	4.9	2.6
Net cash provided by operating activities - continuing operations	1,090.2	939.7	818.2
Net cash provided by operating activities - discontinued operations	—	—	1.0
Net cash provided by operating activities	1,090.2	939.7	819.2
Investing activities:
(Increase) decrease in short-term marketable securities	(149.8)	(9.9)	74.7
Proceeds from railcar lease fleet sales owned more than one year at the time of sale	37.7	514.6	265.8
Proceeds from disposition of property and other assets	16.0	8.2	23.0
Capital expenditures – leasing, net of sold lease fleet railcars owned one year or less with a net cost of $92.0, $295.9, and $350.2	(799.1)	(833.8)	(245.3)
Capital expenditures – manufacturing and other	(134.3)	(196.0)	(219.3)
Acquisitions, net of cash acquired	—	(46.2)	(714.4)
Divestitures	—	51.3	—
Other	6.8	0.5	0.8
Net cash required by investing activities - continuing operations	(1,022.7)	(511.3)	(814.7)
Net cash required by investing activities - discontinued operations	—	—	—
Net cash required by investing activities	(1,022.7)	(511.3)	(814.7)
Financing activities:
Proceeds from issuance of common stock, net	—	0.3	0.6
Excess tax benefits from stock-based compensation	1.0	13.3	24.4
Payments to retire debt	(162.5)	(587.2)	(186.6)
Proceeds from issuance of debt	—	242.4	727.3
(Increase) decrease in restricted cash	17.6	48.3	1.0
Shares repurchased	(34.7)	(115.0)	(36.5)
Dividends paid to common shareholders	(66.7)	(64.9)	(54.4)
Purchase of shares to satisfy employee tax on vested stock	(16.3)	(27.5)	(38.3)
Contributions from noncontrolling interest	—	—	49.6
Distributions to noncontrolling interest	(26.4)	(39.2)	(28.2)
Other	(2.1)	(0.8)	(2.5)
Net cash provided (required) by financing activities - continuing operations	(290.1)	(530.3)	456.4
Net cash required by financing activities - discontinued operations	—	—	(1.5)
Net cash provided (required) by financing activities	(290.1)	(530.3)	454.9
Net increase (decrease) in cash and cash equivalents	(222.6)	(101.9)	459.4
Cash and cash equivalents at beginning of period	786.0	887.9	428.5
Cash and cash equivalents at end of period	$563.4	$786.0	$887.9
Interest paid for the years ended December 31, 2016, 2015, and 2014 was $151.0 million, $164.3 million, and $158.3 million, respectively. Income tax payments (refunds) for the years ended December 31, 2016, 2015, and 2014 were $(57.9) million, $326.8 million, and $399.0 million, respectively.
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock					Treasury Stock
	Shares	$0.01 Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	(in millions, except par value)
Balances at December 31, 2013	81.7	$81.7	$686.6	$1,870.0	$(78.2)	(4.3)	$(158.0)	$2,402.1	$347.0	$2,749.1
Net income	—	—	—	678.2	—	—	—	678.2	31.1	709.3
Other comprehensive income (loss)	—	—	—	—	(34.0)	—	—	(34.0)	3.0	(31.0)
Cash dividends on common stock	—	—	—	(58.3)	—	—	—	(58.3)	—	(58.3)
Restricted shares, net	0.1	0.1	29.8	—	—	0.6	(15.0)	14.9	—	14.9
Shares repurchased	—	—	—	—	—	(0.6)	(31.5)	(31.5)	—	(31.5)
Stock options exercised	0.1	0.1	(0.1)	—	—	0.1	0.6	0.6	—	0.6
Excess tax benefits from stock-based compensation	—	—	24.2	—	—	—	—	24.2	—	24.2
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	49.6	49.6
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(28.2)	(28.2)
Retirement of treasury stock	(4.2)	(4.2)	(198.9)	—	—	4.2	203.1	—	—	—
Stock Split	78.0	78.0	(78.0)	—	—	—	—	—	—	—
Other	—	—	(0.4)	—	0.3	(0.1)	(0.2)	(0.3)	(1.0)	(1.3)
Balances at December 31, 2014	155.7	$155.7	$463.2	$2,489.9	$(111.9)	(0.1)	$(1.0)	$2,995.9	$401.5	$3,397.4
Net income	—	—	—	796.5	—	—	—	796.5	29.5	826.0
Other comprehensive income (loss)	—	—	—	—	(3.5)	—	—	(3.5)	3.0	(0.5)
Cash dividends on common stock	—	—	—	(66.1)	—	—	—	(66.1)	—	(66.1)
Restricted shares, net	2.1	—	64.4	—	—	(1.1)	(30.8)	33.6	—	33.6
Shares repurchased	—	—	—	—	—	(3.9)	(115.0)	(115.0)	—	(115.0)
Stock options exercised	0.1	—	0.4	—	—	—	—	0.4	—	0.4
Excess tax benefits from stock-based compensation	—	—	12.1	—	—	—	—	12.1	—	12.1
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(39.2)	(39.2)
Retirement of treasury stock	(5.0)	—	(145.8)	—	—	5.0	145.8	—	—	—
Change in par value of common stock	—	(154.2)	154.2	—	—	—	—	—	—	—
Balances at December 31, 2015	152.9	$1.5	$548.5	$3,220.3	$(115.4)	(0.1)	$(1.0)	$3,653.9	$394.8	$4,048.7
Net income	—	—	—	343.6	—	—	—	343.6	21.1	364.7
Other comprehensive income	—	—	—	—	1.9	—	—	1.9	3.1	5.0
Cash dividends on common stock	—	—	—	(66.6)	—	—	—	(66.6)	—	(66.6)
Restricted shares, net	2.6	0.1	46.2	—	—	(1.2)	(21.3)	25.0	—	25.0
Shares repurchased	—	—	—	—	—	(2.1)	(34.7)	(34.7)	—	(34.7)
Excess net tax deficiency from stock-based compensation	—	—	(4.5)	—	—	—	—	(4.5)	—	(4.5)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(26.4)	(26.4)
Retirement of treasury stock	(3.3)	—	(56.0)	—	—	3.3	56.0	—	—	—
Other	—	—	0.4	—	—	—	(0.5)	(0.1)	—	(0.1)
Balances at December 31, 2016	152.2	$1.6	$534.6	$3,497.3	$(113.5)	(0.1)	$(1.5)	$3,918.5	$392.6	$4,311.1
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Principles of Consolidation
The financial statements of Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity,” “Company,” “we” or “our”) include the accounts of its wholly-owned subsidiaries and its partially-owned subsidiaries, TRIP Rail Holdings LLC ("TRIP Holdings") and RIV 2013 Rail Holdings LLC ("RIV 2013"), in which the Company has a controlling interest. All significant intercompany accounts and transactions have been eliminated.
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
In December 2015, the Company’s Board of Directors renewed its $250 million share repurchase program effective January 1, 2016 through December 31, 2017. The new program replaced the previous program which expired on December 31, 2015. Under the new program, 2,070,600 shares were repurchased during the year ended December 31, 2016, at a cost of $34.7 million. During the year ended December 31, 2015, the Company repurchased 3,947,320 shares at a cost of $115.0 million.
In May 2015, the Company's stockholders approved amendments to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock from 200 million to 400 million and reducing the par value of the Company's common stock to $0.01 per share from $1.00 per share.
Revenue Recognition
Revenues for contracts providing for a large number of units and few deliveries are recorded as the individual units are produced, inspected, and accepted by the customer as the risk of loss passes to the customer upon delivery acceptance on these contracts. Revenue from rentals and operating leases, including contracts that contain non-level fixed rental payments, is recognized monthly on a straight-line basis. Revenue is recognized from the sales of railcars from the lease fleet on a gross basis in leasing revenues and cost of revenues if the railcar has been owned for one year or less at the time of sale. Sales of railcars from the lease fleet owned for more than one year are recognized as a net gain or loss from the disposal of a long-term asset. Fees for shipping and handling are recorded as revenue. For all other products, we recognize revenue when products are shipped or services are provided.
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
Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments including restricted cash, short-term marketable securities, and receivables. The Company places its cash investments and short-term marketable securities in bank deposits and investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer. Concentrations of credit risk with respect to receivables are limited due to control procedures that monitor the credit worthiness of customers, the large number of customers in the Company's customer base, and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance for doubtful accounts based upon the expected collectibility of all receivables. Receivable balances determined to be uncollectible are charged against the allowance. The carrying values of cash, short-term marketable securities (using level two inputs), receivables, and accounts payable are considered to be representative of their respective fair values. At December 31, 2016, one Rail Group customer's net receivable balance, substantially all paid subsequent to December 31, 2016, accounted for 21% of the consolidated net receivables balance outstanding.
Inventories
Inventories are valued at the lower of cost or market, with cost determined principally on the first in first out method. Market is replacement cost or net realizable value. Work in process and finished goods include material, labor, and overhead.
Property, Plant, and Equipment
Property, plant, and equipment are stated at cost and depreciated over their estimated useful lives using the straight-line method. The estimated useful lives are: buildings and improvements - 3 to 30 years; leasehold improvements - the lesser of the term of the lease or 7 years; machinery and equipment - 2 to 10 years; information systems hardware and software - 2 to 5 years; and railcars in our lease fleet - generally 35 years. The costs of ordinary maintenance and repair are charged to operating costs.
Long-lived Assets
The Company periodically evaluates the carrying value of long-lived assets to be held and used for potential impairment. The carrying value of long-lived assets to be held and used is considered impaired only when their carrying value is not recoverable through undiscounted future cash flows and the fair value of the assets is less than their carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced by the estimated cost to dispose of the assets. Based on the Company's evaluations, no impairment charges were determined to be necessary as of December 31, 2016 and 2015.
Goodwill and Intangible Assets
Goodwill is required to be tested for impairment annually, or on an interim basis whenever events or circumstances change, indicating that the carrying amount of the goodwill might be impaired. The quantitative goodwill impairment test is a two-step process with step one requiring the comparison of the reporting unit's estimated fair value with the carrying amount of its net assets. If necessary, step two of the impairment test determines the amount of goodwill impairment to be recorded when the reporting unit's recorded net assets exceed its fair value. Impairment is assessed at the “reporting unit” level by applying a fair value-based test for each unit with recorded goodwill. The estimates and judgments that most significantly affect the fair value calculations are assumptions, consisting of level three inputs, related to revenue and operating profit growth, discount rates and exit multiples. As of December 31, 2016 and 2015, the Company's annual impairment test of goodwill was completed at the reporting unit level and no impairment charges were determined to be necessary.
The net book value of intangible assets totaled $79.7 million and $86.9 million as of December 31, 2016 and 2015, respectively, and included intangible assets with defined useful lives of $43.1 million and $50.3 million, respectively, which are amortized over their estimated useful lives ranging from 1 to 20 years. Intangible assets were evaluated for potential impairment as of December 31, 2016 and 2015.
Restricted Cash
Restricted cash consists of cash and cash equivalents held either as collateral for the Company's non-recourse debt and lease obligations or as security for the performance of certain product sales agreements. As such, they are restricted in use.
Insurance
The Company is effectively self-insured for workers' compensation claims. A third party administrator is used to process claims. We accrue our workers' compensation liability based upon independent actuarial studies.
Warranties
The Company provides various express, limited product warranties that generally range from one to five years depending on the product. The warranty costs are estimated using a two-step approach. First, an engineering estimate is made for the cost of all claims that have been asserted by customers. Second, based on historical, accepted claims experience, a cost is accrued for all products still within a warranty period for which no claims have been filed. The Company provides for the estimated cost of product warranties at the time revenue is recognized related to products covered by warranties, and assesses the adequacy of the resulting reserves on a quarterly basis.

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
The Company plans to adopt ASU 2014-09 effective January 1, 2018 using the modified retrospective method of adoption. Under this method, the guidance will be applied only to the most current period presented in the financial statements and the cumulative effect of initially applying the standard will result in an adjustment to the opening balance of retained earnings as of the date of adoption.
Using both internal and external resources, the Company continues to evaluate the requirements of the standard and their application to our various business units. While our technical analysis is on-going, we anticipate a change in the timing of revenue recognition for our wind towers and utility structures product lines within our Energy Equipment Group, no longer recognizing revenue when products are delivered, but under the new guidance, recognizing revenue over time as products are manufactured. The impact of this change cannot be reasonably estimated at this time. We expect revenue recognition policies related to our other business segments to remain substantially unchanged as a result of adopting ASU 2014-09, although this could change based on our on-going analysis. Additionally, we do not anticipate significant changes in business processes or systems.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases", ("ASU 2016-02") which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company plans to adopt ASU 2016-02 effective January 1, 2019. We are continuing to assess the potential effects of the new standard, including its effects on our consolidated financial statements and the accounting for revenue from full service leases.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, "Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting", ("ASU 2016-09") which changes how companies account for certain aspects of share-based payments to employees. Excess tax benefits or deficiencies related to vested awards, previously recognized in stockholders' equity, will be required to be recognized in the income statement when the awards vest. ASU 2016-09 became effective for public companies during interim and annual reporting periods beginning after December 15, 2016 with early adoption permitted. Accordingly, the Company adopted this new standard on January 1, 2017. The effect of adopting this standard will result in volatility in the provision for income taxes depending on fluctuations in the price of the Company's stock.
In December 2016, the FASB issued Accounting Standards Update No. 2016-18, "Restricted Cash", ("ASU 2016-18") which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance requires a reconciliation of totals in the statement of cash flows to the related cash and cash equivalents and restricted cash captions in the balance sheet. ASU 2016-18 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company plans to adopt ASU 2016-18 effective January 1, 2018.

Management's Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2. Acquisitions and Divestitures
The Company's acquisition and divestiture activities are summarized below:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Acquisitions:
Purchase price	$—	$46.2	$720.9
Net cash paid	$—	$46.2	$714.4
Goodwill recorded	$—	$—	$495.0

Divestitures:
Proceeds	$—	$51.3	$—
Gain recognized	$—	$8.3	$—
Goodwill charged off	$—	$17.3	$—

In March 2015, we completed the acquisition of the assets of a lightweight construction aggregates business in our Construction Products Group with facilities located in Louisiana, Alabama, and Arkansas.
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
Based on our final valuation, other assets include intangibles arising from the Meyer acquisition as follows (in millions):

		Weighted average useful life
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

Year Ended December 31, 2014
(in millions)
Revenues	187.4
Operating profit	2.4

The following table represents the pro-forma consolidated operating results of the Company as if our 2014 acquisitions had been acquired on January 1, 2013. The pro-forma information should not be considered indicative of the results that would have occurred if the acquisitions had been completed on January 1, 2013, nor is such pro-forma information necessarily indicative of future results.

	Year Ended December 31, 2014	Year Ended December 31, 2013
	(in millions)
Revenues	$6,369.8	$4,830.8
Operating profit	$1,274.4	$834.1
The aggregate purchase price related to our acquisition activity for the years ended December 31, 2016, 2015, and 2014 by segment follows:

	Year ended December 31,
	2016	2015	2014
	(in millions)
Construction Products Group	$—	$46.2	$6.1
Energy Equipment Group	—	—	714.8
	$—	$46.2	$720.9

Note 3. Fair Value Accounting
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents	$188.7	$—	$—	$188.7
Restricted cash	178.2	—	—	178.2
Equity instruments(1)	—	3.1	—	3.1
Fuel derivative instruments(1)	—	0.3	—	0.3
Total assets	$366.9	$3.4	$—	$370.3

Liabilities:
Interest rate hedge:(2)
Partially-owned subsidiaries	$—	$0.9	$—	$0.9
Total liabilities	$—	$0.9	$—	$0.9

	Fair Value Measurement as of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents	$174.0	$—	$—	$174.0
Restricted cash	195.8	—	—	195.8
Total assets	$369.8	$—	$—	$369.8

Liabilities:
Interest rate hedges:(2)
Partially-owned subsidiaries	$—	$1.6	$—	$1.6
Fuel derivative instruments(2)	—	0.8	—	0.8
Total liabilities	$—	$2.4	$—	$2.4
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
Level 2 – This level is defined as observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s fuel derivative instruments, which are commodity swaps, are valued using energy and commodity market data. Interest rate hedges are valued at exit prices obtained from each counterparty. See Note 7 Derivative Instruments and Note 11 Debt. The equity instruments consist of warrants for the purchase of certain publicly-traded equity securities and are valued using the Black-Scholes-Merton pricing model and certain assumptions regarding the exercisability of the options under the related agreement.
Level 3 – This level is defined as unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying amounts and estimated fair values of our long-term debt are as follows:

	December 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Recourse:
Senior notes	$399.6	$386.3	$399.6	$370.3
Convertible subordinated notes	449.4	575.5	449.4	534.8
Less: unamortized discount	(26.7)		(43.8)
	422.7		405.6
Capital lease obligations	32.1	32.1	35.8	35.8
Other	—	—	0.5	0.5
	854.4	993.9	841.5	941.4
Less: unamortized debt issuance costs	(3.8)		(4.8)
	850.6		836.7
Non-recourse:
2006 secured railcar equipment notes	194.2	201.5	204.1	218.2
2009 secured railcar equipment notes	172.5	189.9	179.2	207.2
2010 secured railcar equipment notes	280.6	284.3	296.2	314.2
TILC warehouse facility	204.1	204.1	264.3	264.3
TRL 2012 secured railcar equipment notes	425.5	395.6	449.1	436.9
TRIP Master Funding secured railcar equipment notes	955.5	960.6	997.8	1,039.5
	2,232.4	2,236.0	2,390.7	2,480.3
Less: unamortized debt issuance costs	(26.4)		(32.0)
	2,206.0		2,358.7
Total	$3,056.6	$3,229.9	$3,195.4	$3,421.7
The estimated fair values of our senior notes and convertible subordinated notes were based on a quoted market price in a market with little activity as of December 31, 2016 and 2015 (Level 2 input). The estimated fair values of our 2006, 2009, 2010, and 2012 secured railcar equipment notes and TRIP Rail Master Funding LLC (“TRIP Master Funding”) secured railcar equipment notes are based on our estimate of their fair value as of December 31, 2016 and 2015. These values were determined by discounting their future cash flows at the current market interest rate (Level 3 inputs). The carrying value of our Trinity Industries Leasing Company (“TILC”) warehouse facility approximates fair value because the interest rate adjusts to the market interest rate (Level 3 input). The fair values of all other financial instruments are estimated to approximate carrying value. See Note 11 Debt for a description of the Company's long-term debt.

Note 4. Segment Information
The Company reports operating results in five principal business segments: (1) the Rail Group, which manufactures and sells railcars and related parts, components, and maintenance services; (2) the Construction Products Group, which manufactures and sells highway products and other primarily-steel products and services for infrastructure-related projects, and produces and sells construction aggregates; (3) the Inland Barge Group, which manufactures and sells barges and related products for inland waterway services; (4) the Energy Equipment Group, which manufactures and sells products for energy-related businesses, including structural wind towers, steel utility structures for electricity transmission and distribution, storage and distribution containers, and tank heads for pressure and non-pressure vessels; and (5) the Railcar Leasing and Management Services Group (“Leasing Group”), which owns and operates a fleet of railcars as well as provides third-party fleet leasing, management, maintenance, and administrative services. The segment All Other includes our captive insurance and transportation companies; legal, environmental, and maintenance costs associated with non-operating facilities; and other peripheral businesses. Gains and losses from the sale of property, plant, and equipment related to manufacturing and dedicated to the specific manufacturing operations of a particular segment are included in the operating profit of that respective segment. Gains and losses from the sale of property, plant, and equipment that can be utilized by multiple segments are included in operating profit of the All Other segment.
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

The financial information for these segments is shown in the tables below. We operate principally in North America.

Year Ended December 31, 2016

	Revenues			Operating Profit (Loss)	Assets	Depreciation & Amortization	Capital Expenditures
	External	Intersegment	Total
	(in millions)
Rail Group	$2,006.9	$1,070.4	$3,077.3	$459.9	$1,014.1	$41.7	$29.2
Construction Products Group	510.6	12.6	523.2	72.6	470.3	23.8	49.9
Inland Barge Group	403.0	0.1	403.1	45.3	120.8	8.4	3.2
Energy Equipment Group	834.7	178.0	1,012.7	133.1	1,035.7	36.6	25.0
Railcar Leasing and Management Services Group	824.9	2.1	827.0	360.1	6,095.7	156.2	799.1
All Other	8.2	84.0	92.2	(18.9)	114.3	7.7	9.0
Segment Totals before Eliminations and Corporate	4,588.3	1,347.2	5,935.5	1,052.1	8,850.9	274.4	915.4
Corporate	—	—	—	(131.0)	1,079.3	8.7	18.0
Eliminations – Lease subsidiary	—	(1,021.9)	(1,021.9)	(178.2)	(798.1)	—	—
Eliminations – Other	—	(325.3)	(325.3)	(0.7)	(6.8)	(0.1)	—
Consolidated Total	$4,588.3	$—	$4,588.3	$742.2	$9,125.3	$283.0	$933.4

Year Ended December 31, 2015

	Revenues			Operating Profit (Loss)	Assets	Depreciation & Amortization	Capital Expenditures
	External	Intersegment	Total
	(in millions)
Rail Group	$3,236.2	$1,225.6	$4,461.8	$931.6	$1,245.3	$38.8	$84.0
Construction Products Group	520.6	12.0	532.6	54.5	445.1	24.1	28.1
Inland Barge Group	652.9	—	652.9	117.0	157.7	10.5	5.8
Energy Equipment Group	883.6	230.1	1,113.7	150.9	1,118.3	38.2	53.5
Railcar Leasing and Management Services Group	1,091.6	13.2	1,104.8	606.2	5,358.2	142.3	833.8
All Other	7.8	104.5	112.3	(8.2)	64.2	4.8	9.8
Segment Totals before Eliminations and Corporate	6,392.7	1,585.4	7,978.1	1,852.0	8,388.8	258.7	1,015.0
Corporate	—	—	—	(152.6)	1,175.6	7.8	14.8
Eliminations – Lease subsidiary	—	(1,164.4)	(1,164.4)	(259.6)	(673.0)	—	—
Eliminations – Other	—	(421.0)	(421.0)	(0.9)	(5.5)	(0.1)	—
Consolidated Total	$6,392.7	$—	$6,392.7	$1,438.9	$8,885.9	$266.4	$1,029.8

Year Ended December 31, 2014

	Revenues			Operating Profit (Loss)	Assets	Depreciation & Amortization	Capital Expenditures
	External	Intersegment	Total
	(in millions)
Rail Group	$3,077.6	$739.2	$3,816.8	$724.1	$1,322.4	$32.7	$98.3
Construction Products Group	546.1	5.6	551.7	65.4	459.3	22.7	37.1
Inland Barge Group	638.5	—	638.5	114.4	177.1	9.3	9.7
Energy Equipment Group	796.0	196.3	992.3	108.1	1,160.0	33.0	56.0
Railcar Leasing and Management Services Group	1,106.4	11.9	1,118.3	516.3	4,939.1	130.0	245.3
All Other	5.4	105.0	110.4	(25.6)	56.3	9.6	9.3
Segment Totals before Eliminations and Corporate	6,170.0	1,058.0	7,228.0	1,502.7	8,114.2	237.3	455.7
Corporate	—	—	—	(119.0)	1,141.6	7.4	8.9
Eliminations – Lease subsidiary	—	(710.1)	(710.1)	(133.1)	(557.2)	—	—
Eliminations – Other	—	(347.9)	(347.9)	0.4	(3.3)	(0.1)	—
Consolidated Total	$6,170.0	$—	$6,170.0	$1,251.0	$8,695.3	$244.6	$464.6

Corporate assets are composed of cash and cash equivalents, short-term marketable securities, notes receivable, certain property, plant, and equipment, and other assets. Capital expenditures do not include business acquisitions.
Revenues and operating profit for our Mexico operations for the years ended December 31, 2016, 2015, and 2014 are presented below. Our Canadian operations were not significant in relation to the consolidated financial statements.

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Mexico:
Revenues:
External	$118.9	$106.0	$130.4
Intercompany	199.0	230.6	217.6
	$317.9	$336.6	$348.0

Operating profit	$59.0	$77.1	$16.8
Total assets and long-lived assets for our Mexico operations as of December 31, 2016 and 2015 are presented below:

	Total Assets		Long-Lived Assets
	December 31,
	2016	2015	2016	2015
	(in millions)
Mexico	$319.0	$318.5	$195.5	$207.5

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
At December 31, 2016, the Company's carrying value of its investment in TRIP Holdings and RIV 2013 totaled $222.4 million. The Company's weighted average ownership interest in TRIP Holdings and RIV 2013 is 39% while the remaining 61% weighted average interest is owned by third-party investor-owned funds. The Company's investments in its partially-owned leasing subsidiaries are eliminated in consolidation.
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

Note 6. Railcar Leasing and Management Services Group
The Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet management, maintenance, and leasing services. Selected consolidating financial information for the Leasing Group is as follows:

	December 31, 2016
	Leasing Group
	Wholly- Owned Subsidiaries	Partially- Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash, cash equivalents, and short-term marketable securities	$7.2	$—	$790.9	$798.1
Property, plant, and equipment, net	$3,923.6	$1,879.6	$961.7	$6,764.9
Net deferred profit on railcars sold to the Leasing Group				(798.1)
Consolidated property, plant, and equipment, net				$5,966.8
Restricted cash	$99.7	$78.4	$0.1	$178.2
Debt:
Recourse	$32.1	$—	$849.4	$881.5
Less: unamortized discount	—	—	(27.1)	(27.1)
Less: unamortized debt issuance costs	(0.1)	—	(3.7)	(3.8)
	32.0	—	818.6	850.6
Non-recourse	851.4	1,381.0	—	2,232.4
Less: unamortized debt issuance costs	(11.4)	(15.0)	—	(26.4)
	840.0	1,366.0	—	2,206.0
Total debt	$872.0	$1,366.0	$818.6	$3,056.6
Net deferred tax liabilities	$956.6	$2.0	$98.4	$1,057.0

	December 31, 2015
	Leasing Group
	Wholly- Owned Subsidiaries	Partially- Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash, cash equivalents, and short-term marketable securities	$3.8	$—	$867.1	$870.9
Property, plant, and equipment, net	$3,126.3	$1,938.6	$956.1	$6,021.0
Net deferred profit on railcars sold to the Leasing Group				(673.0)
Consolidated property, plant, and equipment, net				$5,348.0
Restricted cash	$105.9	$89.9	$—	$195.8
Debt:
Recourse	$35.8	$—	$849.9	$885.7
Less: unamortized discount	—	—	(44.2)	(44.2)
Less: unamortized debt issuance costs	(0.1)	—	(4.7)	(4.8)
	35.7	—	801.0	836.7
Non-recourse	943.8	1,446.9	—	2,390.7
Less: unamortized debt issuance costs	(15.1)	(16.9)	—	(32.0)
	928.7	1,430.0	—	2,358.7
Total debt	$964.4	$1,430.0	$801.0	$3,195.4
Net deferred tax liabilities	$746.0	$1.4	$(12.6)	$734.8
Net deferred profit on railcars sold to the Leasing Group consists of intersegment profit that is eliminated in consolidation and is, therefore, not allocated to an operating segment. See Note 5 Partially-Owned Leasing Subsidiaries and Note 11 Debt for a further discussion regarding the Company’s investment in its partially-owned leasing subsidiaries and the related indebtedness.

	Year Ended December 31,			Percent Change
	2016	2015	2014	2016 versus 2015	2015 versus 2014
	($ in millions)
Revenues:
Leasing and management	$700.9	$699.9	$632.0	0.1%	10.7%
Sale of railcars owned one year or less at the time of sale	126.1	404.9	486.3
Total revenues	$827.0	$1,104.8	$1,118.3	(25.1)	(1.2)

Operating profit:
Leasing and management	$312.5	$331.1	$287.9	(5.6)	15.0
Railcar sales:
Railcars owned one year or less at the time of sale	34.1	109.0	136.1
Railcars owned more than one year at the time of sale	13.5	166.1	92.3
Total operating profit	$360.1	$606.2	$516.3	(40.6)	17.4

Operating profit margin:
Leasing and management	44.6%	47.3%	45.6%
Railcar sales	*	*	*
Total operating profit margin	43.5%	54.9%	46.2%

Selected expense information(1):
Depreciation	$156.2	$142.3	$130.0	9.8	9.5
Maintenance and compliance	$104.3	$97.3	$78.9	7.2	23.3
Rent	$39.3	$41.6	$52.9	(5.5)	(21.4)
Interest	$125.2	$138.8	$153.3	(9.8)	(9.5)
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
During the year ended December 31, 2016, 2015, and 2014 the Company received proceeds from the sale of leased railcars as follows:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$126.1	$404.9	$486.3
Railcars owned more than one year at the time of sale	37.7	514.6	265.8
Rail Group	8.1	260.5	243.2
	$171.9	$1,180.0	$995.3

Equipment consists primarily of railcars leased to third parties. The Leasing Group purchases equipment manufactured predominantly by the Rail Group and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Leasing Group primarily enters into operating leases. Future contractual minimum rental revenues on leases are as follows:

	2017	2018	2019	2020	2021	Thereafter	Total
	(in millions)
Future contractual minimum rental revenues	$521.5	$436.9	$356.1	$277.5	$177.2	$336.4	$2,105.6
Debt. The Leasing Group’s debt at December 31, 2016 consisted primarily of non-recourse debt. In 2009, the Company entered into capital lease obligations totaling $56.6 million. The capital lease obligations are guaranteed by Trinity Industries, Inc. and certain subsidiaries, and secured by railcar equipment and related leases. As of December 31, 2016, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $1,393.0 million which is pledged as collateral for Leasing Group debt held by those subsidiaries, including equipment with a net book value of $42.2 million securing capital lease obligations. The net book value of unpledged equipment at December 31, 2016 was $2,466.1 million. See Note 11 Debt for the form, maturities, and descriptions of Leasing Group debt.
Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is non-recourse to Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. TRIP Master Funding equipment with a net book value of $1,311.0 million is pledged as collateral for the TRIP Master Funding debt. TRL 2012 equipment with a net book value of $568.6 million is pledged solely as collateral for the TRL 2012 secured railcar equipment notes. See Note 5 Partially-Owned Leasing Subsidiaries for a description of TRIP Holdings and RIV 2013.
Off Balance Sheet Arrangements. In prior years, the Leasing Group completed a series of financing transactions whereby railcars were sold to one or more separate independent owner trusts (“Trusts”). Each of the Trusts financed the purchase of the railcars with a combination of debt and equity. In each transaction, the equity participant in each of the respective Trusts is considered to be the primary beneficiary of the Trust and therefore, the accounts of the Trusts, including the debt related to each of the Trusts, are not included as part of the consolidated financial statements. The Leasing Group, through wholly-owned, qualified subsidiaries, leased railcars from the Trusts under operating leases with terms of 22 years, and subleased the railcars to independent third-party customers under shorter term operating rental agreements. In February 2015, the Leasing Group purchased all of the railcars of one of the Trusts for $121.1 million, resulting in the termination of the selling trust and the Leasing Group's remaining future operating lease obligations to the selling trust totaling $105.8 million. Under the terms of the operating lease agreements between the subsidiaries and the remaining Trusts, the Leasing Group has the option to purchase, at a predetermined fixed price, certain railcars from the remaining Trusts in 2019. The Leasing Group also has options to purchase the railcars at the end of the respective lease agreements in 2026 and 2027 at the then fair market value of the railcars as determined by a third party, independent appraisal. At the expiration of the operating lease agreements, the Company has no further obligations with respect to the leased railcars.
These Leasing Group subsidiaries had total assets as of December 31, 2016 of $145.5 million, including cash of $53.5 million and railcars of $64.1 million. The subsidiaries' cash, railcars, and an interest in each sublease are pledged to collateralize the lease obligations to the Trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiaries’ lease obligations. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties to be available to Trinity. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future contractual minimum rental revenues related to these leases due to the Leasing Group are as follows:

	2017	2018	2019	2020	2021	Thereafter	Total
	(in millions)
Future operating lease obligations of Trusts’ railcars	$29.2	$29.2	$28.8	$26.1	$26.1	$118.0	$257.4
Future contractual minimum rental revenues of Trusts’ railcars	$44.8	$34.1	$24.0	$14.7	$9.6	$14.5	$141.7
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

Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to operating leases other than leases discussed above are as follows:

	2017	2018	2019	2020	2021	Thereafter	Total
	(in millions)
Future operating lease obligations	$12.1	$12.0	$9.5	$7.7	$7.6	$13.4	$62.3
Future contractual minimum rental revenues	$15.3	$8.3	$6.2	$4.3	$3.4	$4.2	$41.7
Operating lease obligations totaling $9.3 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries.

Note 7. Derivative Instruments
We may use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also may use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. For derivative instruments designated as hedges, the Company formally documents the relationship between the derivative instrument and the hedged item, as well as the risk management objective and strategy for the use of the derivative instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments, or forecasted transactions. At the time a derivative instrument is entered into, and at least quarterly thereafter, the Company assesses whether the derivative instrument is effective in offsetting the changes in fair value or cash flows of the hedged item. Any change in fair value resulting in ineffectiveness, as defined by accounting standards issued by the FASB, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in AOCL as a separate component of stockholders' equity and reclassified into earnings in the period during which the hedged transaction affects earnings. Trinity monitors its derivative positions and the credit ratings of its counterparties and does not anticipate losses due to counterparties' non-performance. See Note 3 Fair Value Accounting for discussion of how the Company valued its commodity hedges and interest rate swaps at December 31, 2016.
Interest rate hedges

			Included in accompanying balance sheet at December 31, 2016
	Notional Amount	Interest Rate(1)	Liability	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(0.7)	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$5.9	$8.0
Open hedge:
TRIP Master Funding secured railcar equipment notes	$38.7	2.62%	$0.9	$0.4	$0.5

(1)	Weighted average fixed interest rate

	Effect on interest expense-increase/(decrease)
	Year Ended December 31,			Expected effect during next twelve months(1)
	2016	2015	2014
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$(0.4)	$(0.3)	$(0.3)	$(0.2)
Promissory notes	$—	$1.2	$2.9	$—
TRIP Holdings warehouse loan	$4.8	$4.9	$5.1	$4.5
Open hedges:
TRIP Master Funding secured railcar equipment notes	$0.9	$1.3	$1.5	$0.6
Promissory notes	$—	$5.3	$15.4	$—
(1) Based on the fair value of open hedges as of December 31, 2016
During 2005 and 2006, we entered into interest rate swap derivatives in anticipation of issuing our 2006 Secured Railcar Equipment Notes. These derivative instruments, with a notional amount of $200.0 million, were settled in 2006 and fixed the interest rate on a portion of the related debt issuance. These derivative instrument transactions are being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in AOCL through the date the related debt issuance closed in 2006. The balance is being amortized over the term of the related debt. The effect on interest expense is due to amortization of the AOCL balance.
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
Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $4.5 million of additional interest expense expected to be recognized during the twelve months following December 31, 2016. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with an initial notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The effect on interest expense is primarily a result of monthly interest settlements.
See Note 11 Debt regarding the related debt instruments.
Other Derivatives
Natural gas and diesel fuel
We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet as of December 31, 2016 for these instruments was an asset of $0.3 million. The effect of these hedges was to decrease cost of revenues for the year ended December 31, 2016 by $0.4 million, and to increase cost of revenues for the years ended December 31, 2015 and 2014 by $1.1 million and $2.3 million, respectively.

Note 8. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of December 31, 2016 and 2015.

	December 31, 2016	December 31, 2015
	(in millions)
Manufacturing/Corporate:
Land	$103.3	$86.5
Buildings and improvements	642.6	610.4
Machinery and other	1,151.1	1,095.9
Construction in progress	39.1	68.7
	1,936.1	1,861.5
Less accumulated depreciation	(974.4)	(905.4)
	961.7	956.1
Leasing:
Wholly-owned subsidiaries:
Machinery and other	10.7	10.7
Equipment on lease	4,673.0	3,763.5
	4,683.7	3,774.2
Less accumulated depreciation	(760.1)	(647.9)
	3,923.6	3,126.3
Partially-owned subsidiaries:
Equipment on lease	2,309.4	2,307.7
Less accumulated depreciation	(429.8)	(369.1)
	1,879.6	1,938.6

Deferred profit on railcars sold to the Leasing Group	(948.2)	(798.0)
Less accumulated amortization	150.1	125.0
	(798.1)	(673.0)
	$5,966.8	$5,348.0

We lease certain equipment and facilities under operating leases. Future minimum rent expense on non-Leasing Group leases in each year is (in millions): 2017 - $10.0; 2018 - $6.8; 2019 - $4.1; 2020 - $1.6; 2021 - $0.8; and $3.7 thereafter. See Note 6 Railcar Leasing and Management Services Group for information related to the lease agreements, future operating lease obligations, and future minimum rent expense associated with the Leasing Group.
We did not capitalize any interest expense as part of the construction of facilities and equipment during 2016 or 2015.
We estimate the fair market value of properties no longer in use based on the location and condition of the properties, the fair market value of similar properties in the area, and the Company's experience selling similar properties in the past. As of December 31, 2016, the Company had non-operating plants with a net book value of $65.1 million. Our estimated fair value of these assets exceeds their book value.

Note 9. Goodwill
Goodwill by segment is as follows:

	December 31, 2016	December 31, 2015
	(in millions)
Rail Group	$134.6	$134.6
Construction Products Group	111.0	111.0
Energy Equipment Group	506.7	506.4
Railcar Leasing and Management Services Group	1.8	1.8
	$754.1	$753.8
As of December 31, 2016 and 2015, the Company's annual impairment test of goodwill was completed at the reporting unit level and no impairment charges were determined to be necessary. As of December 31, 2016 and 2015, Rail Group goodwill is net of a 2009 impairment charge of $325.0 million.
Changes in goodwill during the year ended December 31, 2016 resulted from fluctuations in foreign currency exchange rates.

Note 10. Warranties
The changes in the accruals for warranties for the years ended December 31, 2016, 2015, and 2014 are as follows:

	December 31, 2016	December 31, 2015	December 31, 2014
	(in millions)
Beginning balance	$21.5	$17.8	$14.7
Warranty costs incurred	(9.4)	(7.1)	(6.1)
Warranty originations and revisions	8.0	17.2	12.6
Warranty expirations	(4.4)	(6.4)	(3.4)
Ending balance	$15.7	$21.5	$17.8

Note 11. Debt
The following table summarizes the components of debt as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
	(in millions)
Corporate – Recourse:
Revolving credit facility	$—	$—
Senior notes, net of unamortized discount of $0.4 and $0.4	399.6	399.6
Convertible subordinated notes, net of unamortized discount of $26.7 and $43.8	422.7	405.6
Other	—	0.5
	822.3	805.7
Less: unamortized debt issuance costs	(3.7)	(4.7)
	818.6	801.0
Leasing – Recourse:
Capital lease obligations, net of unamortized debt issuance costs of $0.1 and $0.1	32.0	35.7
Total recourse debt	850.6	836.7

Leasing – Non-recourse:
Wholly-owned subsidiaries:
2006 secured railcar equipment notes	194.2	204.1
2009 secured railcar equipment notes	172.5	179.2
2010 secured railcar equipment notes	280.6	296.2
TILC warehouse facility	204.1	264.3
	851.4	943.8
Less: unamortized debt issuance costs	(11.4)	(15.1)
	840.0	928.7
Partially-owned subsidiaries:
TRL 2012 secured railcar equipment notes	425.5	449.1
TRIP Master Funding secured railcar equipment notes	955.5	997.8
	1,381.0	1,446.9
Less: unamortized debt issuance costs	(15.0)	(16.9)
	1,366.0	1,430.0
Total non–recourse debt	2,206.0	2,358.7
Total debt	$3,056.6	$3,195.4
Corporate
We have a $600.0 million unsecured corporate revolving credit facility that matures in May 2020. As of December 31, 2016, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $92.3 million, leaving $507.7 million available for borrowing. Other than these letters of credit, there were no borrowings under our revolving credit facility as of December 31, 2016, or for the twelve month period then ended. Of the outstanding letters of credit as of December 31, 2016, a total of $92.2 million is expected to expire in 2017 and the remainder in 2018. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew by their terms each year. Trinity’s revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. As of December 31, 2016, we were in compliance with all such financial covenants. Borrowings under the credit facility bear interest at a defined index rate plus a margin and are guaranteed by certain 100%-owned subsidiaries of the Company.
The Company's Convertible Subordinated Notes due 2036 (“Convertible Subordinated Notes”) bear an interest rate of 3 7/8% per annum on the principal amount payable semi-annually in arrears on June 1 and December 1 of each year. In addition, commencing with the six-month period beginning June 1, 2018 and for each six-month period thereafter, we will pay contingent interest to the holders of the Convertible Subordinated Notes under certain circumstances. The Convertible Subordinated Notes mature on June 1, 2036, unless redeemed, repurchased, or converted earlier. We may not redeem the Convertible Subordinated Notes before June 1, 2018. On or after that date, we may redeem all or part of the Convertible Subordinated Notes for cash at 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest (including any contingent interest) up to, but excluding, the redemption date. Holders of the Convertible Subordinated Notes may require us to purchase all or a portion of their notes on June 1, 2018 or upon a fundamental change, in each case for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest (including any contingent interest) up to, but excluding, the purchase date.

The Convertible Subordinated Notes are recorded net of unamortized discount to reflect their underlying economics by capturing the value of the conversion option as borrowing costs. As of December 31, 2016 and 2015, capital in excess of par value included $92.5 million related to the estimated value of the Convertible Subordinated Notes’ conversion options, in accordance with ASC 470-20. Debt discount recorded in the consolidated balance sheet is being amortized through June 1, 2018 to yield an effective annual interest rate of 8.42% based upon the estimated market interest rate for comparable non-convertible debt as of the issuance date of the Convertible Subordinated Notes. Total interest expense recognized on the Convertible Subordinated Notes for the years ended December 31, 2016, 2015, and 2014, is as follows:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Coupon rate interest	$17.4	$17.4	$17.4
Amortized debt discount	17.1	15.7	14.5
	$34.5	$33.1	$31.9
Holders of the Convertible Subordinated Notes may convert their notes under the following circumstances: 1) if the daily closing price of our common stock is greater than or equal to 130% of the conversion price during 20 of the last 30 trading days of the preceding calendar quarter; 2) upon notice of redemption; or 3) upon the occurrence of specified corporate transactions pursuant to the terms of the applicable indenture. Upon conversion, the Company is required to pay cash up to the aggregate principal amount of the Convertible Subordinated Notes to be converted. Any conversion obligation in excess of the aggregate principal amount of the Convertible Subordinated Notes to be converted may be settled in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election. The conversion price, which is subject to adjustment upon the occurrence of certain events, was $24.57 per share as of December 31, 2016. The Convertible Subordinated Notes were not subject to conversion as of January 1, 2017. See Note 17 Earnings Per Common Share for an explanation of the effects of the Convertible Subordinated Notes on earnings per share. The Company has not entered into any derivatives transactions associated with these notes.
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
Wholly-owned leasing subsidiaries
In May 2006, Trinity Rail Leasing V, L.P., a limited partnership (“TRL V”) and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC issued $355.0 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2006-1A (the “2006 Secured Railcar Equipment Notes”), of which $194.2 million was outstanding as of December 31, 2016. The 2006 Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated May 24, 2006, between TRL V and Wilmington Trust Company, as indenture trustee. The 2006 Secured Railcar Equipment Notes bear interest at a fixed rate of 5.90% per annum, are payable monthly, and have a final maturity of May 14, 2036. The 2006 Secured Railcar Equipment Notes are obligations of TRL V and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL V.
In November 2009, Trinity Rail Leasing VII LLC, a Delaware limited liability company (“TRL VII”) and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $238.3 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2009-1 (“the 2009 Secured Railcar Equipment Notes”), of which $172.5 million was outstanding as of December 31, 2016. The 2009 Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated November 5, 2009 between TRL VII and Wilmington Trust Company, as indenture trustee. The 2009 Secured Railcar Equipment Notes bear interest at a fixed rate of 6.66% per annum, are payable monthly, and have a final maturity date of November 16, 2039. The 2009 Secured Railcar Equipment Notes are obligations of TRL VII and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL VII.
In October 2010, Trinity Rail Leasing 2010 LLC, a Delaware limited liability company ("TRL 2010") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $369.2 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2010-1 (“2010 Secured Railcar Equipment Notes"), of which $280.6 million was outstanding as of December 31, 2016. The 2010 Secured Railcar Equipment Notes were issued pursuant to an Indenture, dated as of October 25, 2010 between TRL 2010 and Wilmington Trust Company, as indenture trustee. The 2010 Secured Railcar Equipment Notes bear interest at a fixed rate of 5.19%, are payable monthly, and have a stated final maturity date of October 16, 2040. The 2010 Secured Railcar Equipment Notes are obligations of TRL 2010 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL 2010.
The $1.0 billion TILC warehouse loan facility, established to finance railcars owned by TILC, had $204.1 million in outstanding borrowings as of December 31, 2016. Under the facility, $795.9 million was unused and available as of December 31, 2016 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 2.64% at December 31, 2016.  The warehouse loan facility has been renewed and extended through April 2018. Interest rate pricing remained unchanged under the renewed facility. Amounts outstanding at maturity, absent renewal, are payable under the renewed facility in April 2019.
In 2009, the Company entered into capital lease obligations totaling $56.6 million, of which $32.1 million was outstanding as of December 31, 2016. The capital lease obligations are guaranteed by the Company and certain subsidiaries and secured by railcar equipment and related leases.
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
The TRIP Master Funding Secured Railcar Equipment Notes consist of three classes with the Class A-1a notes bearing interest at 4.37%, the Class A-1b notes bearing interest at Libor plus 2.50%, and the Class A-2 notes bearing interest at 6.02%, all payable monthly, with a final maturity date in July 2041. As of December 31, 2016, there were $88.1 million, $49.8 million, and $509.6 million of Class A-1a, Class A-1b, and of Class A-2 notes outstanding, respectively. In May 2014, TRIP Master Funding issued $335.7 million in aggregate principal amount of Series 2014-1 Secured Railcar Equipment Notes consisting of two classes with the Class A-1 notes bearing interest at 2.86% and the Class A-2 notes bearing interest at 4.09%, with a final maturity date of April 2044. As of December 31, 2016, there were $87.3 million and $220.7 million of Class A-1 and Class A-2 notes outstanding, respectively. The TRIP Master Funding Secured Railcar Equipment Notes and the TRIP Master Funding Series 2014-1 Secured Railcar Equipment Notes are issued pursuant to a Master Indenture dated July 6, 2011 between TRIP Master Funding and Wilmington Trust Company, as indenture trustee; are non-recourse to Trinity, TILC, TRIP Holdings, and the other equity investors in TRIP Holdings; and are secured by TRIP Master Funding's portfolio of railcars and operating leases thereon, its cash reserves, and all other assets owned by TRIP Master Funding.
In December 2012, Trinity Rail Leasing 2012 LLC, a Delaware limited liability company ("TRL 2012") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $145.4 million in aggregate principal amount of Series 2012-1 Class A-1 Secured Railcar Equipment Notes (the "2012 Class A-1 Notes") and $188.4 million in aggregate principal amount of Series 2012-1 Class A-2 Secured Railcar Equipment Notes (the "2012 Class A-2 Notes") and collectively with the 2012 Class A-1 Notes, the "2012 Secured Railcar Equipment Notes," of which $79.2 million and $188.4 million, respectively, were outstanding as of December 31, 2016. The 2012 Class A-1 Notes bear interest at a fixed rate of 2.27%, are payable monthly, and have a stated final maturity date of January 15, 2043. The 2012 Class A-2 Notes bear interest at a fixed rate of 3.53%, are payable monthly, and have a stated final maturity date of January 15, 2043. In May 2013, TRL 2012 became a subsidiary of one of the Company's partially-owned subsidiaries, RIV 2013. See Note 5 Partially-Owned Leasing Subsidiaries for further explanation. In August 2013, TRL 2012 issued $183.4 million in aggregate principal amount of Series 2013-1 Secured Railcar Equipment Notes of which $157.9 million was outstanding as of December 31, 2016. The 2013-1 Secured Railcar Equipment Notes bear interest at a fixed rate of 3.9%, are payable monthly, and have a stated final maturity date of July 15, 2043.
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

The remaining principal payments under existing debt agreements as of December 31, 2016 are as follows:

	2017	2018	2019	2020	2021	Thereafter
	(in millions)
Recourse:
Corporate	$—	$—	$—	$—	$—	$849.4
Leasing – capital lease obligations (Note 6)	3.6	28.5	—	—	—	—
Non-recourse – leasing (Note 6):
2006 secured railcar equipment notes	35.9	25.3	28.0	29.8	29.2	46.0
2009 secured railcar equipment notes	6.3	6.4	11.2	6.6	13.4	128.6
2010 secured railcar equipment notes	13.6	10.0	7.6	14.2	20.1	215.1
TILC warehouse facility	8.2	8.2	2.1	—	—	—
Facility termination payments - TILC warehouse facility	—	—	185.6	—	—	—
TRL 2012 secured railcar equipment notes	22.7	22.9	21.9	19.3	19.9	318.8
TRIP Master Funding secured railcar equipment notes	28.8	41.5	49.5	48.8	49.8	737.1
Total principal payments	$119.1	$142.8	$305.9	$118.7	$132.4	$2,295.0

Note 12. Other, Net
Other, net (income) expense consists of the following items:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Foreign currency exchange transactions	$2.4	$(2.1)	$(1.2)
(Gain) loss on equity investments	(0.1)	0.1	(0.8)
Other	(3.4)	(3.6)	(2.6)
Other, net	$(1.1)	$(5.6)	$(4.6)
Other for the year ended December 31, 2016 includes $2.3 million in income related to the change in fair value of certain equity instruments.

Note 13. Income Taxes
The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Current:
Federal	$(130.3)	$271.2	$322.7
State	3.3	19.6	19.4
Foreign	7.7	18.6	18.5
Total current	(119.3)	309.4	360.6
Deferred:
Federal	313.0	117.4	(4.0)
State	8.1	(0.3)	1.2
Foreign	0.3	(0.5)	(3.0)
Total deferred	321.4	116.6	(5.8)
Provision	$202.1	$426.0	$354.8

The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate on income before income taxes:

	Year Ended December 31,
	2016	2015	2014
Statutory rate	35.0%	35.0%	35.0%
State taxes	1.4	1.2	1.4
Domestic production activities deduction	—	(1.4)	(2.0)
Noncontrolling interest in partially-owned subsidiaries	(1.3)	(0.8)	(1.1)
Changes in valuation allowances and reserves	0.3	—	0.1
Other, net	0.3	—	(0.1)
Effective rate	35.7%	34.0%	33.3%
Income (loss) before income taxes for the years ended December 31, 2016, 2015, and 2014 was $573.1 million, $1,241.1 million, and $1,051.4 million, respectively, for U.S. operations, and $(6.3) million, $10.9 million, and $12.6 million, respectively, for foreign operations, principally Mexico. The Company provides deferred income taxes on the unrepatriated earnings of its foreign operations where it results in a deferred tax liability. Our effective tax rate reflects the current tax benefit available for U.S. manufacturing activity, when applicable.
Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax liabilities and assets are as follows:

	December 31,
	2016	2015
	(in millions)
Deferred tax liabilities:
Depreciation, depletion, and amortization	$919.6	$711.6
Partially-owned subsidiaries basis difference	171.5	144.0
Convertible debt	137.4	125.2
Total deferred tax liabilities	1,228.5	980.8
Deferred tax assets:
Workers compensation, pensions, and other benefits	46.7	73.7
Warranties and reserves	12.1	11.4
Equity items	52.6	52.4
Tax loss carryforwards and credits	24.9	25.7
Inventory	29.2	34.1
Accrued liabilities and other	6.5	8.3
Total deferred tax assets	172.0	205.6
Net deferred tax liabilities before valuation allowances	1,056.5	775.2
Valuation allowances	11.7	10.1
Net deferred tax liabilities before reserve for uncertain tax positions	1,068.2	785.3
Deferred tax assets included in reserve for uncertain tax positions	(11.2)	(50.5)
Adjusted net deferred tax liabilities	$1,057.0	$734.8
At December 31, 2016, the Company had $21.0 million of federal consolidated net operating loss carryforwards and $6.5 million of tax-effected state loss carryforwards remaining. The federal net operating loss carryforwards were acquired as part of an acquisition of a company in 2010 and are subject to limitations on the amount that can be utilized in any one tax year. The federal net operating loss carryforwards are due to expire in 2028 and 2029. We have established a valuation allowance for federal, state, and foreign tax operating losses and credits that we have estimated may not be realizable.
Taxing authority examinations
During the fourth quarter of 2016, the Internal Revenue Service ("IRS") formally closed its audit of the 2010-2011 tax years and sent the results of its 2006-2009 tax year examinations to the Joint Committee on Taxation ("JCT") for review as required. We now consider the 2010-2011 tax years effectively settled and, as of December 31, 2016, have adjusted the related reserves and deferred tax assets affected by the settlement with no significant effect on the Company’s consolidated financial statements. We expect the 2006-2009 tax year examinations to be effectively settled in 2017. The 2013-2015 tax years are currently under IRS audit examination. The statute of limitations expired on the 2012 tax year for the federal tax return.
We have various subsidiaries in Mexico that file separate tax returns and are subject to examination by taxing authorities at different times. The 2007 tax year of one of our Mexican subsidiaries is still under review for transfer pricing purposes only, and its statute of limitations remains open through the later of the resolution of the mutual agreement process or July 2018. The remaining entities are generally open for their 2010 tax years and forward.
Unrecognized tax benefits
The change in unrecognized tax benefits for the years ended December 31, 2016, 2015, and 2014 was as follows:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Beginning balance	$65.2	$62.3	$55.0
Additions for tax positions related to the current year	—	5.5	5.0
Additions for tax positions of prior years	1.0	—	2.5
Reductions for tax positions of prior years	(26.6)	(0.7)	(0.1)
Settlements	(7.1)	(1.9)	—
Expiration of statute of limitations	(4.3)	—	(0.1)
Ending balance	$28.2	$65.2	$62.3
Additions for tax positions related to the current year in the amount of $5.5 million for the year ended December 31, 2015 were amounts provided for tax positions that were taken for federal and state income tax purposes when we filed the tax return. Additions for tax positions related to the current year in the amount of $5.0 million for the year ended December 31, 2014, were amounts provided for tax positions taken for federal, state, and Mexico income tax purposes.
Additions for tax positions related to prior years of $1.0 million for the year ended December 31, 2016 are due to a state filing position. Additions for tax positions of prior years in the amount of $2.5 million recorded in the year ended December 31, 2014 are related to federal, state, and foreign tax positions.
Reductions for tax positions of prior years of $26.6 million for the year ended December 31, 2016 related primarily to remeasured federal tax positions based upon new information for which we are now highly certain that we would ultimately prevail. The corresponding deferred tax assets related to these positions have also been removed. The reduction in tax positions of prior years of $0.7 million for the year ended December 31, 2015 was related to changes to transfer pricing and state taxes and $0.1 million for the year ended December 31, 2014 was primarily related to changes in state taxes.
Settlements for the year ended December 31, 2016 represent federal tax positions for the 2010-2011 tax years that settled during the fourth quarter of 2016. Expiration of statutes of limitations relate to the 2012 federal tax return as well as some state statutes. Settlements during the twelve months ended December 31, 2015 were due to a state tax position effectively settled upon audit and a settlement of an audit of one of our Mexican companies.
The total amount of unrecognized tax benefits including interest and penalties at December 31, 2016 and 2015, that would affect the Company’s effective tax rate if recognized was $13.1 million and $13.9 million, respectively. There is a reasonable possibility that unrecognized federal and state tax benefits will decrease by $24.4 million by December 31, 2017 due to settlements and lapses in statutes of limitations for assessing tax years in which an extension was not requested by the taxing authority.
Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of December 31, 2016 and 2015 was $8.9 million and $12.4 million, respectively. Income tax expense for the year ended December 31, 2016 included decreases of $3.5 million with regard to interest expense and penalties related to uncertain tax positions. Income tax expense for the years ended December 31, 2015 and 2014 included increases of $0.8 million, and $0.8 million, respectively, with regard to interest expense and penalties related to uncertain tax positions.

Note 14. Employee Retirement Plans
The Company sponsors defined benefit plans and defined contribution profit sharing plans that provide retirement income and death benefits for eligible employees. The annual measurement date of the benefit obligations, fair value of plan assets, and funded status is December 31.
Actuarial assumptions

	Year Ended December 31,
	2016	2015	2014
Assumptions used to determine benefit obligations at the annual measurement date were:
Obligation discount rate	4.34%	4.79%	4.33%
Compensation increase rate	4.00%	4.00%	4.00%
Assumptions used to determine net periodic benefit costs were:
Obligation discount rate	4.79%	4.33%	5.22%
Long-term rate of return on plan assets	6.50%	7.00%	7.75%
Compensation increase rate	4.00%	4.00%	4.00%
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
Components of net retirement cost

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Expense Components
Service cost	$0.4	$0.5	$0.5
Interest	20.8	20.0	20.2
Expected return on plan assets	(27.2)	(30.5)	(31.0)
Amortization of actuarial loss	5.1	5.0	2.1
Defined benefit expense	(0.9)	(5.0)	(8.2)
Profit sharing	15.2	18.7	17.4
Multiemployer plan	2.3	2.4	0.8
Net expense	$16.6	$16.1	$10.0
The expected return on plan assets is based on the plan assets' fair value. Amortization of actuarial loss is determined using the corridor method. Under the corridor method, unamortized actuarial gains or losses in excess of 10% of the greater of the projected benefit obligation or the fair value of plan assets as of the beginning of the plan year are amortized, for frozen plans, over the average expected remaining lifetime of frozen and inactive participants. Substantially all of the Company's defined benefit plans were frozen as of December 31, 2016.

Obligations and funded status

	Year Ended December 31,
	2016	2015
	(in millions)
Accumulated Benefit Obligations	$459.6	$445.3
Projected Benefit Obligations:
Beginning of year	$445.3	$473.9
Service cost	0.4	0.5
Interest	20.8	20.0
Benefits paid	(18.1)	(17.3)
Actuarial (gain)/loss	11.2	(31.8)
End of year	$459.6	$445.3
Plans' Assets:
Beginning of year	$422.8	$434.5
Actual return on assets	33.1	(10.6)
Employer contributions	4.7	16.2
Benefits paid	(18.1)	(17.3)
End of year	$442.5	$422.8

Consolidated Balance Sheet Components:
Other assets	$5.1	$3.5
Accrued liabilities	(22.2)	(26.0)
Net funded status	$(17.1)	$(22.5)
Percent of projected benefit obligations funded	96.3%	94.9%
None of the plans' assets are expected to be returned to us during the year ending December 31, 2017.
Amounts recognized in other comprehensive income (loss)

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Actuarial loss	$(5.3)	$(9.4)	$(71.9)
Amortization of actuarial loss	5.1	5.0	2.1
Curtailment	—	—	0.1
Total before income taxes	(0.2)	(4.4)	(69.7)
Income tax expense (benefit)	(0.1)	(1.6)	(25.9)
Net amount recognized in other comprehensive loss	$(0.1)	$(2.8)	$(43.8)
At December 31, 2016 AOCL included unrecognized actuarial losses of $142.8 million ($89.7 million net of related income taxes). Actuarial losses included in AOCL and expected to be recognized in net periodic pension cost for the year ended December 31, 2017 are $5.0 million ($3.1 million net of related income taxes).

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
The target and actual allocations of the plans' assets at December 31, 2016 are as follows:

	Target Allocation	December 31, 2016
Cash and cash equivalents		1%
Liability hedging portfolio	50%	46%
Growth portfolio	50%	53%
Total		100%
The estimated fair value of the plans' assets at December 31, 2016 and 2015, indicating input levels used to determine fair value are as follows:

	Fair Value Measurement as of December 31, 2016
	(in millions)
	Level 1	Level 2	Level 3	Total

Temporary cash investments	$5.9	$—	$—	$5.9
Debt common trust funds	—	277.2	—	277.2
Equity common trust funds	—	159.4	—	159.4
	$5.9	$436.6	$—	$442.5

	Fair Value Measurement as of December 31, 2015
	(in millions)
	Level 1	Level 2	Level 3	Total

Temporary cash investments	$1.8	$—	$—	$1.8
Debt common trust funds	—	273.9	—	273.9
Equity common trust funds	—	147.1	—	147.1
	$1.8	$421.0	$—	$422.8
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
Our participation in the multiemployer plan for the year ended December 31, 2016 is outlined in the table below. The Pension Protection Act ("PPA") zone status at December 31, 2016 and 2015 is as of the plan years ended December 31, 2015 and 2014, respectively, and is obtained from the multiemployer plan's regulatory filings available in the public domain and certified by the plan's actuary. Among other factors, plans in the yellow zone are less than 80% funded while plans in the red zone are less than 65% funded. Federal law requires that plans classified in the yellow or red zones adopt a funding improvement plan in order to improve the financial health of the plan. The plan utilized an amortization extension and the funding relief provided under the Internal Revenue Code and under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act in determining the zone status. The Company's contributions to the multiemployer plan were less than 5% of total contributions to the plan. The last column in the table lists the expiration date of the collective bargaining agreement to which the plan is subject.

		PPA Zone Status			Contributions for Year Ended December 31,
Pension Fund	Employer Identification Number	2016	2015	Financial improvement plan status	2016	2015	2014	Surcharge imposed	Expiration date of collective bargaining agreement
					(in millions)
Boilermaker-Blacksmith National Pension Trust	48-6168020	Yellow	Yellow	Implemented	$2.3	$2.5	$0.6	No	July 3, 2019
Cash flows
Employer contributions for the year ending December 31, 2017 are expected to be $2.5 million for the defined benefit plans compared to $4.7 million contributed during 2016. Employer contributions to the 401(k) plans and the Supplemental Profit Sharing Plan for the year ending December 31, 2017 are expected to be $15.2 million compared to $18.5 million contributed during 2016. Employer contributions for the year ending December 31, 2017 are expected to be $2.3 million for the multiemployer plan compared to $2.3 million contributed during 2016.
Benefit payments for the Company's defined benefit plans expected to be paid during the next ten years are as follows:

Year Ending December 31,
(in millions)
2017	$20.4
2018	21.5
2019	23.4
2020	24.4
2021	25.3
2022-2026	138.6

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

Note 15. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the twelve months ended December 31, 2016, 2015, and 2014 are as follows:

	Currency translation adjustments	Unrealized loss on derivative financial instruments	Net actuarial gains/(losses) of defined benefit plans	Accumulated Other Comprehensive Loss
	(in millions)
Balances at December 31, 2013	$(16.5)	$(18.7)	$(43.0)	$(78.2)
Other comprehensive loss, net of tax, before reclassifications	(2.0)	(1.2)	(45.1)	(48.3)
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $-, $8.4, $0.8, and $9.2	—	16.0	1.3	17.3
Less: noncontrolling interest	—	(3.0)	—	(3.0)
Other comprehensive income (loss)	(2.0)	11.8	(43.8)	(34.0)
Transfer of interests in partially-owned leasing subsidiaries	—	0.3	—	0.3
Balances at December 31, 2014	(18.5)	(6.6)	(86.8)	(111.9)
Other comprehensive loss, net of tax, before reclassifications	(6.0)	(0.7)	(6.0)	(12.7)
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $-, $3.4, $1.8, and $5.2	—	9.0	3.2	12.2
Less: noncontrolling interest	—	(3.0)	—	(3.0)
Other comprehensive income (loss)	(6.0)	5.3	(2.8)	(3.5)
Balances at December 31, 2015	(24.5)	(1.3)	(89.6)	(115.4)
Other comprehensive income (loss), net of tax, before reclassifications	0.8	(0.3)	(3.3)	(2.8)
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $-, $0.7, $1.9, and $2.6	—	4.6	3.2	7.8
Less: noncontrolling interest	—	(3.1)	—	(3.1)
Other comprehensive income (loss)	0.8	1.2	(0.1)	1.9
Balances at December 31, 2016	$(23.7)	$(0.1)	$(89.7)	$(113.5)
See Note 7 Derivative Instruments for information on the reclassification of amounts in accumulated other comprehensive loss into earnings. Reclassifications of unrealized before-tax losses on derivative financial instruments are included in interest expense in the consolidated statements of operations. Approximately $4.1 million, $4.2 million, and $1.7 million of the before-tax reclassification of net actuarial gains/(losses) of defined benefit plans are included in cost of revenues with the remainder included in selling, engineering, and administrative expenses in the consolidated statements of operations for the years ended December 31, 2016, 2015, and 2014, respectively.

Note 16. Stock-Based Compensation
The Company's 2004 Third Amended and Restated Stock Option and Incentive Plan (the "Plan”) provides for awarding 17,450,000 (adjusted for stock splits) shares of common stock plus (i) shares covered by forfeited, expired, and canceled options granted under prior plans; and (ii) shares tendered as full or partial payment for the purchase price of an award or to satisfy tax withholding obligations. At December 31, 2016, a total of 2,123,136 shares were available for issuance. The Plan provides for the granting of nonqualified and incentive stock options having maximum ten-year terms to purchase common stock at its market value on the award date; stock appreciation rights based on common stock fair market values with settlement in common stock or cash; restricted stock awards; restricted stock units; and performance awards with settlement in common stock or cash on achievement of specific business objectives. Options become exercisable in various percentages over periods ranging up to five years.
The cost of employee services received in exchange for awards of equity instruments is referred to as share-based payments and is based on the grant date fair-value of those awards. Stock-based compensation includes compensation expense, recognized over the applicable vesting periods, for share-based awards. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options granted to employees. Stock-based compensation totaled $41.3 million, $61.1 million, and $53.3 million for the years ended December 31, 2016, 2015, and 2014, respectively.
The income tax benefit related to stock-based compensation expense was $18.0 million, $28.5 million, and $40.1 million for the years ended December 31, 2016, 2015, and 2014, respectively. The Company has presented excess tax benefits related to stock-based compensation awards as a financing activity in the consolidated statements of cash flows.
Stock options
Expense related to stock options issued to eligible employees under the Plan is recognized over their vesting period on a straight- line basis. Stock options generally vest over five years and have contractual terms of ten years. All options outstanding at December 31, 2016 and December 31, 2015 were exercisable.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
				(in millions)
Options outstanding at December 31, 2015	60,793	$8.12	2.9	$1.0
Granted	—	—
Exercised	—	—
Cancelled	—	—
Options outstanding at December 31, 2016	60,793	$8.12	1.9	$1.2
At December 31, 2016, there was no unrecognized compensation expense related to stock options. The intrinsic value of options exercised totaled zero, $0.7 million, and $1.8 million during the years ended December 31, 2016, 2015, and 2014, respectively.
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

	Number of Restricted Share Awards	Weighted Average Grant-Date Fair Value per Award
Restricted share awards outstanding at December 31, 2015	6,798,175	$23.76
Granted	2,969,439	19.06
Vested	(2,746,507)	21.93
Forfeited	(272,024)	25.90
Restricted share awards outstanding at December 31, 2016	6,749,083	$22.35
At December 31, 2016, unrecognized compensation expense related to restricted share awards totaled $63.1 million which will be recognized over a weighted average period of 4.8 years. The total vesting-date fair value of shares vested and released during the years ended December 31, 2016, 2015, and 2014 was $47.0 million, $76.9 million, and $105.2 million, respectively. The weighted average grant-date fair value of restricted share awards granted during the years ended December 31, 2016, 2015, and 2014 was $19.06, $24.31, and $32.35 per share, respectively.

Note 17. Earnings Per Common Share
Basic net income attributable to Trinity Industries, Inc. per common share is computed by dividing net income attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted net income attributable to Trinity per common share includes 1) the net impact of unvested restricted shares and shares that could be issued under outstanding stock options and 2) the incremental shares calculated by dividing the value of the conversion obligation in excess of the Convertible Subordinated Notes' aggregate principal amount by the average price of the Company's common stock during the period. See Note 11 Debt for further explanation of the Company's Convertible Subordinated Notes. Total weighted average restricted shares and antidilutive stock options were 6.6 million shares, 6.8 million shares, and 7.4 million shares, for the years ended December 31, 2016, 2015, and 2014, respectively.
The computation of basic and diluted net income attributable to Trinity Industries, Inc. follows.

	Year Ended December 31, 2016
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income attributable to Trinity Industries, Inc.	$343.6
Unvested restricted share participation	(9.4)
Net income attributable to Trinity Industries, Inc. – basic	334.2	148.4	$2.25
Effect of dilutive securities:
Stock options	—	—
Convertible subordinated notes	—	0.2
Net income attributable to Trinity Industries, Inc. – diluted	$334.2	148.6	$2.25

	Year Ended December 31, 2015
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income attributable to Trinity Industries, Inc.	$796.5
Unvested restricted share participation	(24.1)
Net income attributable to Trinity Industries, Inc. – basic	772.4	150.2	$5.14
Effect of dilutive securities:
Stock options	—	—
Convertible subordinated notes	0.3	2.0
Net income attributable to Trinity Industries, Inc. – diluted	$772.7	152.2	$5.08

	Year Ended December 31, 2014
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income attributable to Trinity Industries, Inc.	$678.2
Unvested restricted share participation	(22.1)
Net income attributable to Trinity Industries, Inc. – basic	656.1	151.0	$4.35
Effect of dilutive securities:
Stock options	—	0.1
Convertible subordinated notes	0.7	5.6
Net income attributable to Trinity Industries, Inc. – diluted	$656.8	156.7	$4.19

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
On July 7, 2015, the Company filed a Motion for New Trial with the District Court and on August 3, 2015, the Motion was denied. On August 28, 2015, the Company filed a Notice of Appeal to the United States Court of Appeals for the Fifth Circuit (“Fifth Circuit”). On March 21, 2016, the Company filed its opening appellate brief. On March 28, 2016, six separate amicus curiae briefs were filed in the Fifth Circuit by the following organizations and individuals in support of Trinity’s appeal seeking a reversal of the judgment: (i) Eleven states - Texas, Alabama, Arkansas, Colorado, Indiana, Louisiana, Nevada, Oklahoma, South Carolina, Utah and Wisconsin; (ii) the National Association of Manufacturers, United States Chamber of Commerce, and the American Tort Reform Association; (iii) five former United States Department of Justice Officials; (iv) Mothers Against Drunk Driving; (v) the Cato Institute; and (vi) the Washington Legal Foundation. On June 9, 2016, Mr. Joshua Harman filed his responsive appeal brief in the Fifth Circuit. On June 16, 2016, six amicus curiae briefs were filed in the Fifth Circuit by several organizations and individuals in support of Mr. Harman's opposition to the Company's appeal. On July 21, 2016, the Company filed its reply brief in this matter and on December 7, 2016, the Fifth Circuit heard the parties' oral arguments. The Fifth Circuit's ruling on the Company's appeal is pending.
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
The Company is vigorously pursuing a reversal of the $682.4 million judgment before the Fifth Circuit. Appellate review will continue to result in legal expenses that are expensed as incurred. We remain confident in the performance of the product at issue in this matter, and we maintain that the allegations in the case are baseless and without merit. We believe our filing in the Fifth Circuit articulates in a clear and convincing way why the judgment should not stand.
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
There were no revenues from the sales of ET Plus systems in the United States for the first three quarters of 2015 as a result of the Company’s action to suspend shipments of the product during that time. The Company resumed shipment of ET Plus systems in the fourth quarter of 2015. Revenues from sales of the ET Plus, included in the Construction Products Group, totaled approximately $4.1 million for the year ended December 31, 2016.
State, county, and municipal actions
Trinity is aware of 29 states and the District of Columbia that have removed the ET Plus from their respective qualified products list.
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
Based on the information currently available to the Company, we currently do not believe that a loss is probable in any one or more of the actions described under "State, county, and municipal actions," therefore no accrual has been included in the accompanying consolidated financial statements. Because of the complexity of these actions as well as the current status of certain of these actions, we are not able to estimate a range of possible losses with respect to any one or more of these actions.
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
Shareholder class actions
On January 11, 2016, the previously reported cases styled Thomas Nemky, Individually and On Behalf of All Other Similarly Situated v. Trinity Industries, Inc., Timothy R. Wallace, and James E. Perry, Case No. (2:15-CV-00732) (“Nemky”) and Richard

J. Isolde, Individually and On Behalf of All Other Similarly Situated v. Trinity Industries, Inc., Timothy R. Wallace, and James E. Perry, Case No. (3:15-CV-2093) ("Isolde"), were consolidated in the District Court for the Northern District of Texas, with all future filings to be filed in the Isolde case. On March 9, 2016, the Court appointed the Department of the Treasury of the State of New Jersey and its Division of Investment and the Plumbers and Pipefitters National Pension Fund and United Association Local Union Officers & Employees’ Pension Fund as co-lead plaintiffs ("Lead Plaintiffs). On May 11, 2016, the Lead Plaintiffs filed their Consolidated Complaint alleging defendants Trinity Industries, Inc., Timothy R. Wallace, James E. Perry, and Gregory B. Mitchell violated Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and defendants Mr. Wallace and Mr. Perry violated Section 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements and/or by failing to disclose material facts about Trinity's ET Plus and the FCA case styled Joshua Harman, on behalf of the United States of America, Plaintiff/Relator v. Trinity Industries, Inc., Defendant, Case No. 2:12-cv-00089-JRG (E.D. Tex.). On August 18, 2016, Trinity, Mr. Wallace, Mr. Perry, and Mr. Mitchell filed motions to dismiss Lead Plaintiffs Consolidated Complaint, which remain pending.
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
Other matters
The Company is involved in claims and lawsuits incidental to our business arising from various matters including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters, taking into consideration our rights in indemnity and recourse to third parties is $3.2 million to $20.2 million. This range includes any amount related to the Highway Products litigation matters described above in the section titled “Product liability cases.” At December 31, 2016, total accruals of $10.3 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying consolidated balance sheet. The Company believes any additional liability would not be material to its financial position or results of operations.
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
Other commitments
Non-cancelable purchase obligations amounted to $584.8 million as of December 31, 2016, of which $471.1 million is for the purchase of raw materials and components, principally by the Rail, Inland Barge, and Energy Equipment Groups.
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

As of December 31, 2016, assets held by the Combined Non-Guarantor Subsidiaries included $147.1 million of restricted cash that was not available for distribution to Trinity Industries, Inc. (“Parent”), $3,300.9 million of equipment securing certain non-recourse debt, $68.0 million of equipment securing certain lease obligations held by the Combined Non-Guarantor Subsidiaries, and $349.4 million of assets located in foreign locations. As of December 31, 2015, assets held by the Combined Non-Guarantor Subsidiaries included $160.5 million of restricted cash that was not available for distribution to the Parent, $3,437.1 million of equipment securing certain non-recourse debt, $71.2 million of equipment securing certain lease obligations held by the Combined Non-Guarantor Subsidiaries, and $359.0 million of assets located in foreign locations.

Statement of Operations and Comprehensive Income
Year Ended December 31, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$2,880.8	$2,475.3	$(767.8)	$4,588.3
Cost of revenues	(1.3)	2,331.5	1,921.7	(795.8)	3,456.1
Selling, engineering, and administrative expenses	125.3	121.8	160.3	—	407.4
Gains on dispositions on property	(0.5)	11.1	6.8	—	17.4
	124.5	2,442.2	2,075.2	(795.8)	3,846.1
Operating profit (loss)	(124.5)	438.6	400.1	28.0	742.2
Other (income) expense	(128.8)	67.4	236.8	—	175.4
Equity in earnings of subsidiaries, net of taxes	387.5	91.8	—	(479.3)	—
Income before income taxes	391.8	463.0	163.3	(451.3)	566.8
Provision (benefit) for income taxes	48.2	154.3	56.8	(57.2)	202.1
Net income	343.6	308.7	106.5	(394.1)	364.7
Net income attributable to noncontrolling interest	—	—	—	21.1	21.1
Net income attributable to controlling interest	$343.6	$308.7	$106.5	$(415.2)	$343.6

Net income	$343.6	$308.7	$106.5	$(394.1)	$364.7
Other comprehensive income (loss)	0.6	(0.4)	4.8	—	5.0
Comprehensive income	344.2	308.3	111.3	(394.1)	369.7
Comprehensive income attributable to noncontrolling interest	—	—	—	24.2	24.2
Comprehensive income attributable to controlling interest	$344.2	$308.3	$111.3	$(418.3)	$345.5

Statement of Operations and Comprehensive Income
Year Ended December 31, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$4,668.8	$2,642.6	$(918.7)	$6,392.7
Cost of revenues	(2.0)	3,594.9	2,005.3	(942.0)	4,656.2
Selling, engineering, and administrative expenses	147.0	153.3	176.1	—	476.4
Gains on dispositions on property	2.0	86.0	90.8	—	178.8
	143.0	3,662.2	2,090.6	(942.0)	4,953.8
Operating profit (loss)	(143.0)	1,006.6	552.0	23.3	1,438.9
Other (income) expense	(118.7)	68.6	237.0	—	186.9
Equity in earnings of subsidiaries, net of taxes	920.0	217.4	—	(1,137.4)	—
Income before income taxes	895.7	1,155.4	315.0	(1,114.1)	1,252.0
Provision (benefit) for income taxes	99.2	353.2	12.5	(38.9)	426.0
Net income	796.5	802.2	302.5	(1,075.2)	826.0
Net income attributable to noncontrolling interest	—	—	—	29.5	29.5
Net income attributable to controlling interest	$796.5	$802.2	$302.5	$(1,104.7)	$796.5

Net income	$796.5	$802.2	$302.5	$(1,075.2)	$826.0
Other comprehensive income (loss)	(6.0)	—	5.5	—	(0.5)
Comprehensive income	790.5	802.2	308.0	(1,075.2)	825.5
Comprehensive income attributable to noncontrolling interest	—	—	—	32.5	32.5
Comprehensive income attributable to controlling interest	$790.5	$802.2	$308.0	$(1,107.7)	$793.0

Statement of Operations and Comprehensive Income
Year Ended December 31, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$4,290.3	$2,700.2	$(820.5)	$6,170.0
Cost of revenues	2.3	3,345.5	2,098.5	(826.5)	4,619.8
Selling, engineering, and administrative expenses	115.6	124.9	163.1	—	403.6
Gains on dispositions on property	(1.4)	41.3	64.5	—	104.4
	119.3	3,429.1	2,197.1	(826.5)	4,919.0
Operating profit (loss)	(119.3)	861.2	503.1	6.0	1,251.0
Other (income) expense	(60.3)	57.1	190.1	—	186.9
Equity in earnings of subsidiaries, net of taxes	741.7	191.8	—	(933.5)	—
Income before income taxes	682.7	995.9	313.0	(927.5)	1,064.1
Provision (benefit) for income taxes	4.5	297.2	50.6	2.5	354.8
Net income	678.2	698.7	262.4	(930.0)	709.3
Net income attributable to noncontrolling interest	—	—	—	31.1	31.1
Net income attributable to controlling interest	$678.2	$698.7	$262.4	$(961.1)	$678.2

Net income	$678.2	$698.7	$262.4	$(930.0)	$709.3
Other comprehensive income (loss)	(33.9)	(8.5)	11.4	—	(31.0)
Comprehensive income	644.3	690.2	273.8	(930.0)	678.3
Comprehensive income attributable to noncontrolling interest	—	—	—	34.1	34.1
Comprehensive income attributable to controlling interest	$644.3	$690.2	$273.8	$(964.1)	$644.2

Balance Sheet
December 31, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$537.9	$5.2	$51.3	$(31.0)	$563.4
Short-term marketable securities	234.7	—	—	—	234.7
Receivables, net of allowance	1.1	201.1	176.5	—	378.7
Income tax receivable	99.9	—	2.2	—	102.1
Inventory	—	409.2	266.5	(9.9)	665.8
Property, plant, and equipment, net	48.8	2,329.6	4,047.6	(459.2)	5,966.8
Investments in and advances to subsidiaries	4,862.4	2,441.1	470.0	(7,773.5)	—
Restricted cash	—	—	147.1	31.1	178.2
Goodwill and other assets	150.8	584.9	301.2	(1.3)	1,035.6
	$5,935.6	$5,971.1	$5,462.4	$(8,243.8)	$9,125.3
Liabilities:
Accounts payable	$5.7	$45.2	$105.7	$(0.5)	$156.1
Accrued liabilities	200.0	84.2	143.2	(1.3)	426.1
Debt	818.7	32.0	2,205.9	—	3,056.6
Deferred income	—	21.9	1.6	—	23.5
Deferred income taxes	78.6	984.9	9.1	0.3	1,072.9
Advances from subsidiaries	458.2	11.5	—	(469.7)	—
Other liabilities	63.3	13.5	2.2	—	79.0
Total stockholders' equity	4,311.1	4,777.9	2,994.7	(7,772.6)	4,311.1
	$5,935.6	$5,971.1	$5,462.4	$(8,243.8)	$9,125.3

Balance Sheet
December 31, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$768.3	$1.7	$51.1	$(35.1)	$786.0
Short-term marketable securities	84.9	—	—	—	84.9
Receivables, net of allowance	0.1	196.3	173.5	—	369.9
Income tax receivable	94.9	—	—	—	94.9
Inventory	—	634.1	325.4	(16.4)	943.1
Property, plant, and equipment, net	37.7	1,597.0	4,204.3	(491.0)	5,348.0
Investments in and advances to subsidiaries	6,262.9	3,633.1	908.5	(10,804.5)	—
Restricted cash	—	0.2	160.5	35.1	195.8
Goodwill and other assets	178.8	579.8	304.7	—	1,063.3
	$7,427.6	$6,642.2	$6,128.0	$(11,311.9)	$8,885.9
Liabilities:
Accounts payable	$9.9	$62.9	$144.3	$(0.3)	$216.8
Accrued liabilities	224.9	137.3	168.5	(1.1)	529.6
Debt	800.6	35.6	2,359.2	—	3,195.4
Deferred income	—	25.4	1.7	—	27.1
Deferred income taxes	31.2	711.3	9.4	0.3	752.2
Advances from subsidiaries	2,212.2	—	—	(2,212.2)	—
Other liabilities	100.1	13.6	2.4	—	116.1
Total stockholders' equity	4,048.7	5,656.1	3,442.5	(9,098.6)	4,048.7
	$7,427.6	$6,642.2	$6,128.0	$(11,311.9)	$8,885.9

Statement of Cash Flows
Year Ended December 31, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income	$343.6	$308.7	$106.5	$(394.1)	$364.7
Equity in earnings of subsidiaries, net of taxes	(387.5)	(91.8)	—	479.3	—
Other	64.5	482.1	212.3	(33.4)	725.5
Net cash provided (required) by operating activities - continuing	20.6	699.0	318.8	51.8	1,090.2
Net cash provided by operating activities - discontinued	—	—	—	—	—
Net cash provided (required) by operating activities	20.6	699.0	318.8	51.8	1,090.2
Investing activities:
(Increase) decrease in short-term marketable securities	(149.8)	—	—	—	(149.8)
Proceeds from railcar lease fleet sales owned more than one year	—	27.3	10.4	—	37.7
Proceeds from disposition of property and other assets	—	4.1	11.9	—	16.0
Capital expenditures – leasing	—	(798.7)	(0.4)	—	(799.1)
Capital expenditures – manufacturing and other	(18.0)	(8.6)	(107.7)	—	(134.3)
Acquisitions, net of cash acquired	—	—	—	—	—
(Increase) decrease in investment in partially-owned subsidiaries	—	17.1	—	(17.1)	—
Divestitures	—	—	—	—	—
Other	—	0.8	6.0	—	6.8
Net cash provided (required) by investing activities - continuing	(167.8)	(758.0)	(79.8)	(17.1)	(1,022.7)
Net cash provided by investing activities - discontinued	—	—	—	—	—
Net cash provided (required) by investing activities	(167.8)	(758.0)	(79.8)	(17.1)	(1,022.7)
Financing activities:
Proceeds from issuance of common stock, net	—	—	—	—	—
Excess tax benefits from stock-based compensation	1.0	—	—	—	1.0
Payments to retire debt	—	(3.6)	(158.9)	—	(162.5)
Proceeds from issuance of debt	—	—	—	—	—
(Increase) decrease in restricted cash	—	0.2	13.4	4.0	17.6
Shares repurchased	(34.7)	—	—	—	(34.7)
Dividends paid to common shareholders	(66.7)	—	—	—	(66.7)
Purchase of shares to satisfy employee tax on vested stock	(16.3)	—	—	—	(16.3)
Contributions from noncontrolling interest	—	—	—	—	—
Contributions from controlling interest in partially-owned leasing subsidiaries	—	—	—	—	—
Distributions to noncontrolling interest	—	—	(26.4)	—	(26.4)
Distributions to controlling interest in partially-owned leasing subsidiaries	—	—	(17.1)	17.1	—
Change in intercompany financing between entities	33.5	65.9	(47.7)	(51.7)	—
Other	—	—	(2.1)	—	(2.1)
Net cash provided (required) by financing activities - continuing	(83.2)	62.5	(238.8)	(30.6)	(290.1)
Net cash provided (required) by financing activities - discontinued	—	—	—	—	—
Net cash provided (required) by financing activities	(83.2)	62.5	(238.8)	(30.6)	(290.1)
Net increase (decrease) in cash and cash equivalents	(230.4)	3.5	0.2	4.1	(222.6)
Cash and cash equivalents at beginning of period	768.3	1.7	51.1	(35.1)	786.0
Cash and cash equivalents at end of period	$537.9	$5.2	$51.3	$(31.0)	$563.4

Statement of Cash Flows
Year Ended December 31, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income	$796.5	$802.2	$302.5	$(1,075.2)	$826.0
Equity in earnings of subsidiaries, net of taxes	(920.0)	(217.4)	—	1,137.4	—
Other	57.8	(33.1)	146.4	(57.4)	113.7
Net cash provided (required) by operating activities - continuing	(65.7)	551.7	448.9	4.8	939.7
Net cash provided by operating activities - discontinued	—	—	—	—	—
Net cash provided (required) by operating activities	(65.7)	551.7	448.9	4.8	939.7
Investing activities:
(Increase) decrease in short-term marketable securities	(9.9)	—	—	—	(9.9)
Proceeds from railcar lease fleet sales owned more than one year	—	290.6	267.2	(43.2)	514.6
Proceeds from disposition of property and other assets	—	1.9	6.3	—	8.2
Capital expenditures – leasing	—	(821.6)	(55.4)	43.2	(833.8)
Capital expenditures – manufacturing and other	(14.5)	(39.1)	(142.4)	—	(196.0)
Acquisitions, net of cash acquired	—	—	(46.2)	—	(46.2)
(Increase) decrease in investment in partially-owned subsidiaries	—	24.8	—	(24.8)	—
Divestitures	—	—	51.3	—	51.3
Other	—	0.2	0.3	—	0.5
Net cash provided (required) by investing activities - continuing	(24.4)	(543.2)	81.1	(24.8)	(511.3)
Net cash provided by investing activities - discontinued	—	—	—	—	—
Net cash provided (required) by investing activities	(24.4)	(543.2)	81.1	(24.8)	(511.3)
Financing activities:
Proceeds from issuance of common stock, net	0.3	—	—	—	0.3
Excess tax benefits from stock-based compensation	13.3	—	—	—	13.3
Payments to retire debt	—	(3.2)	(584.0)	—	(587.2)
Proceeds from issuance of debt	(1.5)	—	243.9	—	242.4
(Increase) decrease in restricted cash	—	(0.2)	43.3	5.2	48.3
Shares repurchased	(115.0)	—	—	—	(115.0)
Dividends paid to common shareholders	(64.9)	—	—	—	(64.9)
Purchase of shares to satisfy employee tax on vested stock	(27.5)	—	—	—	(27.5)
Contributions from noncontrolling interest	—	—	—	—	—
Contributions from controlling interest in partially-owned leasing subsidiaries	—	—	—	—	—
Distributions to noncontrolling interest	—	—	(39.2)	—	(39.2)
Distributions to controlling interest in partially-owned leasing subsidiaries	—	—	(24.8)	24.8	—
Change in intercompany financing between entities	226.0	(14.5)	(206.7)	(4.8)	—
Other	—	—	(0.8)	—	(0.8)
Net cash provided (required) by financing activities - continuing	30.7	(17.9)	(568.3)	25.2	(530.3)
Net cash provided (required) by financing activities - discontinued	—	—	—	—	—
Net cash provided (required) by financing activities	30.7	(17.9)	(568.3)	25.2	(530.3)
Net increase (decrease) in cash and cash equivalents	(59.4)	(9.4)	(38.3)	5.2	(101.9)
Cash and cash equivalents at beginning of period	827.7	11.1	89.4	(40.3)	887.9
Cash and cash equivalents at end of period	$768.3	$1.7	$51.1	$(35.1)	$786.0

Statement of Cash Flows
Year Ended December 31, 2014
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income	$678.2	$698.7	$262.4	$(930.0)	$709.3
Equity in earnings of subsidiaries, net of taxes	(741.7)	(191.8)	—	933.5	—
Other	(26.5)	(99.0)	240.1	(5.7)	108.9
Net cash provided (required) by operating activities - continuing	(90.0)	407.9	502.5	(2.2)	818.2
Net cash provided by operating activities - discontinued	—	—	1.0	—	1.0
Net cash provided (required) by operating activities	(90.0)	407.9	503.5	(2.2)	819.2
Investing activities:
(Increase) decrease in short-term marketable securities	74.7	—	—	—	74.7
Proceeds from railcar lease fleet sales owned more than one year	—	549.2	140.3	(423.7)	265.8
Proceeds from disposition of property and other assets	0.3	—	22.7	—	23.0
Capital expenditures – leasing	—	(222.8)	(446.2)	423.7	(245.3)
Capital expenditures – manufacturing and other	(8.3)	(58.3)	(152.7)	—	(219.3)
Acquisitions, net of cash acquired	—	(595.6)	(118.8)	—	(714.4)
(Increase) decrease in investment in partially-owned subsidiaries	—	(4.5)	—	4.5	—
Divestitures	—	—	—	—	—
Other	0.9	(0.8)	0.7	—	0.8
Net cash provided (required) by investing activities - continuing	67.6	(332.8)	(554.0)	4.5	(814.7)
Net cash provided by investing activities - discontinued	—	—	—	—	—
Net cash provided (required) by investing activities	67.6	(332.8)	(554.0)	4.5	(814.7)
Financing activities:
Proceeds from issuance of common stock, net	0.6	—	—	—	0.6
Excess tax benefits from stock-based compensation	24.4	—	—	—	24.4
Payments to retire debt	(0.5)	(3.1)	(183.0)	—	(186.6)
Proceeds from issuance of debt	395.7	—	331.6	—	727.3
(Increase) decrease in restricted cash	—	—	13.9	(12.9)	1.0
Shares repurchased	(36.5)	—	—	—	(36.5)
Dividends paid to common shareholders	(54.4)	—	—	—	(54.4)
Purchase of shares to satisfy employee tax on vested stock	(38.3)	—	—	—	(38.3)
Contributions from noncontrolling interest	—	—	49.6	—	49.6
Contributions from controlling interest in partially-owned leasing subsidiaries	—	—	4.5	(4.5)	—
Distributions to noncontrolling interest	—	—	(28.2)	—	(28.2)
Distributions to controlling interest in partially-owned leasing subsidiaries	—	—	—	—	—
Change in intercompany financing between entities	149.4	(62.3)	(89.3)	2.2	—
Other	—	(0.7)	(1.8)	—	(2.5)
Net cash provided (required) by financing activities - continuing	440.4	(66.1)	97.3	(15.2)	456.4
Net cash provided (required) by financing activities - discontinued	—	—	(1.5)	—	(1.5)
Net cash provided (required) by financing activities	440.4	(66.1)	95.8	(15.2)	454.9
Net increase (decrease) in cash and cash equivalents	418.0	9.0	45.3	(12.9)	459.4
Cash and cash equivalents at beginning of period	409.7	2.1	44.1	(27.4)	428.5
Cash and cash equivalents at end of period	$827.7	$11.1	$89.4	$(40.3)	$887.9

Note 20. Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in millions except per share data)
Revenues:
Manufacturing	$1,010.1	$888.8	$938.5	$926.0
Leasing	177.8	296.1	173.2	177.8
	1,187.9	1,184.9	1,111.7	1,103.8
Operating costs:
Costs of revenues:
Manufacturing	793.9	719.1	745.4	761.2
Leasing	96.0	178.6	81.9	80.0
	889.9	897.7	827.3	841.2
Selling, engineering, and administrative expenses	96.5	106.7	102.3	101.9
Gains on disposition of property	1.9	11.1	1.5	2.9
Operating profit	203.4	191.6	183.6	163.6
Net income	102.1	98.8	89.6	74.2
Net income attributable to Trinity Industries, Inc.	97.2	94.6	84.2	67.6
Net income attributable to Trinity Industries, Inc. per common share:
Basic	$0.64	$0.62	$0.55	$0.44

Diluted	$0.64	$0.62	$0.55	$0.44

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in millions except per share data)
Revenues:
Manufacturing	$1,382.5	$1,445.4	$1,295.6	$1,177.6
Leasing	244.2	231.4	246.6	369.4
	1,626.7	1,676.8	1,542.2	1,547.0
Operating costs:
Costs of revenues:
Manufacturing	1,084.5	1,101.8	976.0	881.6
Leasing	126.6	117.8	133.4	234.5
	1,211.1	1,219.6	1,109.4	1,116.1
Selling, engineering, and administrative expenses	98.3	114.4	126.6	137.1
Gains on disposition of property	15.8	40.1	58.7	64.2
Operating profit	333.1	382.9	364.9	358.0
Net income	189.0	220.8	212.2	204.0
Net income attributable to Trinity Industries, Inc.	180.2	212.0	204.3	200.0
Net income attributable to Trinity Industries, Inc. per common share:
Basic	$1.15	$1.36	$1.32	$1.30

Diluted	$1.13	$1.33	$1.31	$1.30

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
During the three months ended December 31, 2016, there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 Framework) (COSO) in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2016, the Company's internal control over financial reporting was effective based on those criteria.
The effectiveness of internal control over financial reporting as of December 31, 2016, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company's consolidated financial statements. Ernst & Young LLP's attestation report on effectiveness of the Company's internal control over financial reporting follows:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Trinity Industries, Inc.
We have audited Trinity Industries, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Trinity Industries, Inc. and Subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Trinity Industries, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Trinity Industries, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2016 of Trinity Industries, Inc. and Subsidiaries and our report dated February 17, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 17, 2017

Item 9B. Other Information.
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information regarding the directors of the Company is incorporated by reference to the information set forth under the caption “Proposal 1 - Election of Directors” in the Company's Proxy Statement for the 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”). Information relating to the executive officers of the Company is set forth in Part I of this report under the caption “Executive Officers and Other Corporate Officers of the Company.” Information relating to the Board of Directors' determinations concerning whether at least one of the members of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407 (d)(5) of Regulation S-K is incorporated by reference to the information set forth under the caption “Corporate Governance - Board Committees - Audit Committee” in the Company's 2017 Proxy Statement. Information regarding the Company's Audit Committee is incorporated by reference to the information set forth under the caption “Corporate Governance - Board Committees - Audit Committee” in the Company's 2017 Proxy Statement. Information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference to the information set forth under the caption “Additional Information - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's 2017 Proxy Statement.
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

Item 11. Executive Compensation.
Information regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the caption “Executive Compensation” in the Company's 2017 Proxy Statement. Information concerning compensation committee interlocks and insider participation is incorporated by reference to the information set forth under the caption “Corporate Governance - Compensation Committee Interlocks and Insider Participation” in the Company's 2017 Proxy Statement. Information about the compensation committee report is incorporated by reference to the information set forth under the caption “Executive Compensation - Human Resources Committee Report” in the Company's 2017 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's 2017 Proxy Statement, under the caption “Security Ownership - Security Ownership of Certain Beneficial Owners and Management.”
The following table sets forth information about Trinity common stock that may be issued under all of Trinity's existing equity compensation plans as of December 31, 2016.
Equity Compensation Plan Information

	(a)		(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category:
Equity compensation plans approved by security holders:
Stock Options	60,793		$8.12
Restricted stock units and performance units	2,740,840	1	$—
	2,801,633			2,123,136
Equity compensation plans not approved by security holders	—	2		—
Total	2,801,633			2,123,136
____________
1 Includes 1,230,861 shares of common stock issuable upon the vesting and conversion of restricted stock units and 1,509,979 shares of common stock issuable upon the vesting and conversion of performance units. The restricted stock units and performance units do not have an exercise price. The performance units are granted to employees based upon a target level, however, depending upon the achievement of certain specified goals during the performance period, performance units may be adjusted to a level ranging between 0% and 200% of the target level.
2 Excludes information regarding the Trinity Deferred Plan for Director Fees. This plan permits the deferral of the payment of the annual retainer fee and board and committee meeting fees. At the election of the participant, the deferred fees may be converted into stock units with a fair market value equal to the value of the fees deferred, and such stock units are credited to the director's account (along with the amount of any dividends or stock distributions). At the time a participant ceases to be a director, cash will be distributed to the participant. At December 31, 2016, there were 224,589 stock units credited to the accounts of participants. Also excludes information regarding the Trinity Industries Supplemental Profit Sharing Plan (“Supplemental Plan”) for certain of its highly compensated employees. Information about the Supplemental Plan is incorporated herein by reference from the Company's 2017 Proxy Statement, under the caption “Executive Compensation - Compensation Discussion and Analysis - Components of Compensation - Post-employment Benefits.” At December 31, 2016, there were 86,873 stock units credited to the accounts of participants under the Supplemental Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related person transactions is incorporated by reference to the information set forth under the captions “Corporate Governance-Compensation Committee Interlocks and Insider Participation” and “Transactions with Related Persons” in the Company's 2017 Proxy Statement. Information regarding the independence of directors is incorporated by reference to the information set forth under the captions “Corporate Governance-Independence of Directors” in the Company's 2017 Proxy Statement.

Item 14. Principal Accountant Fees and Services.
Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the captions “Fees of Independent Registered Public Accounting Firm for Fiscal Years 2016 and 2015” in the Company's 2017 Proxy Statement.

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
Item 16. Form 10-K Summary.
None

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

10)	Registration Statement (Form S-8, No. 333-115376),

11)	Registration Statement (Form S-3, No. 333-134596),

12)	Registration Statement (Form S-8, No. 333-159552),

13)	Registration Statement (Form S-8, No. 333-169452),

14)	Registration Statement (Form S-8, No. 333-183941),

15)	Registration Statement (Form S-3, No. 333-198744),

16)	Registration Statement (Form S-8, No. 333-203876), and

17)	Registration Statement (Form S-8, No. 333-215067);
of our reports dated February 17, 2017 with respect to the consolidated financial statements of Trinity Industries, Inc. and Subsidiaries and the effectiveness of internal control over financial reporting of Trinity Industries, Inc. and Subsidiaries included in this Annual Report (Form 10-K) of Trinity Industries, Inc. and Subsidiaries for the year ended December 31, 2016.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 17, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By	/s/ James E. Perry
Registrant
James E. Perry
Senior Vice President and
Chief Financial Officer
February 17, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors:

/s/ John L. Adams	/s/ Douglas L. Rock
John L. Adams	Douglas L. Rock
Director	Director
Dated: February 17, 2017	Dated: February 17, 2017

/s/ Rhys J. Best	/s/ Dunia A. Shive
Rhys J. Best	Dunia A. Shive
Director	Director
Dated: February 17, 2017	Dated: February 17, 2017

/s/ David W. Biegler
David W. Biegler	Principal Executive Officer:
Director
Dated: February 17, 2017	/s/ Timothy R. Wallace
Timothy R. Wallace
/s/ Antonio Carrillo	Chairman, Chief Executive Officer, President, and Director
Antonio Carrillo	Dated: February 17, 2017
Director
Dated: February 17, 2017
Principal Financial Officer:
/s/ Leldon E. Echols
Leldon E. Echols	/s/ James E. Perry
Director	James E. Perry
Dated: February 17, 2017	Senior Vice President and Chief Financial Officer
Dated: February 17, 2017
/s/ Ronald J. Gafford
Ronald J. Gafford
Director	Principal Accounting Officer:
Dated: February 17, 2017
/s/ Mary E. Henderson
/s/ Adrián Lajous	Mary E. Henderson
Adrián Lajous	Vice President and Chief Accounting Officer
Director	Dated: February 17, 2017
Dated: February 17, 2017

/s/ Charles W. Matthews
Charles W. Matthews
Director
Dated: February 17, 2017

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

(4.1.1)	Officers' Certificate of Trinity Industries, Inc. pursuant to the Indenture dated June 7, 2006, relating to the Company's 3 7/8% Convertible Subordinated Notes due 2036 (filed herewith).
(4.2)	Specimen Common Stock Certificate of Trinity Industries, Inc. (incorporated by reference to Exhibit 4.1 of Registration Statement No. 333-159552 filed May 28, 2009).
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

(4.3.3)	Form of 4.550% Senior Note due 2024 (included in Exhibit 4.3.1 and incorporated by reference to Exhibit 4.3 to our Form 8-K filed September 25, 2014).
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
(10.2.1)
Amendment No. 2 to the Trinity Industries, Inc. Directors' Retirement Plan (incorporated by reference to Exhibit 10.2.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2015).*

(10.2.2)	Amendment No. 3 to the Trinity Industries, Inc. Directors' Retirement Plan (filed herewith).*
(10.3)	1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 4.1 of Registration Statement No. 33-73026 filed December 15, 1993).*
(10.3.1)	Amendment No. 1 to the 1993 Stock Option and Incentive Plan (filed herewith).*
(10.3.2)	Amendment No. 2 to the 1993 Stock Option and Incentive Plan (filed herewith).*
(10.3.3)	Amendment No. 3 to the 1993 Stock Option and Incentive Plan (filed herewith).*
(10.3.4)	Amendment No. 4 to the 1993 Stock Option and Incentive Plan (filed herewith).*
(10.3.5)	Amendment No. 5 to the 1993 Stock Option and Incentive Plan (filed herewith).*
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
(10.9.1)
Amendment No. 1 to the Trinity Industries, Inc. 1998 Stock Option Plan and Incentive Plan (incorporated by reference to Exhibit 10.9.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2015).*

(10.9.2)
Amendment No. 2 to the Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.9.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2015).*

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

(10.10.4)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.10.4 to our Annual Report on Form 10-K for the annual period ended December 31, 2015).*
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

(10.10.6)	Form of Performance Restricted Stock Unit Grant Agreement for grants issued commencing 2011 (filed herewith).*
(10.11)	Trinity Industries, Inc. Supplemental Retirement Plan Trust (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2012).*
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

(10.20.1)
Purchase and Contribution Agreement, dated as of October 25, 2010, among Trinity Rail Leasing Warehouse Trust, Trinity Industries Leasing Company, and Trinity Rail Leasing 2010 LLC (incorporated by reference to Exhibit 10.20.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2015).

(10.21)	Purchase and Contribution Agreement dated July 6, 2011, among TRIP Rail Leasing, LLC, Trinity Industries Leasing Company, TRIP Rail Master Funding LLC (filed herewith).
(10.21.1)	Master Indenture dated July 6, 2011, among TRIP Rail Master Funding LLC and Wilmington Trust Company, as indenture trustee (filed herewith).
(10.22)	Form of Indemnification Agreement between Trinity Industries, Inc. and certain directors and executive officers (filed herewith).
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

(12)	Computation of Ratio of Earnings to Fixed Charges (filed herewith).
(21)	Listing of subsidiaries of Trinity Industries, Inc. (filed herewith).
(23)	Consent of Ernst & Young LLP (contained on page 101 of this document and filed herewith).
(31.1)	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
(31.2)	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(95)	Mine Safety Disclosure Exhibit (filed herewith).
101.INS	XBRL Instance Document (filed electronically herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)
* Management contracts and compensatory plan arrangements.