Form 10-Q
period 2017-03-31
TRINITY INDUSTRIES INC
filed 2017-04-26
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At April 14, 2017 the number of shares of common stock outstanding was 152,173,149.

TRINITY INDUSTRIES, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2017	2016
	(in millions, except per share amounts)
Revenues:
Manufacturing	$698.7	$1,010.1
Leasing	178.6	177.8
	877.3	1,187.9
Operating costs:
Cost of revenues:
Manufacturing	576.1	793.9
Leasing	83.6	96.0
	659.7	889.9
Selling, engineering, and administrative expenses:
Manufacturing	56.5	61.4
Leasing	10.8	10.4
Other	35.0	24.7
	102.3	96.5
Gains (losses) on dispositions of property:
Net gains on railcar lease fleet sales owned more than one year at the time of sale	—	2.1
Other	1.3	(0.2)
	1.3	1.9
Total operating profit	116.6	203.4
Other (income) expense:
Interest income	(1.7)	(1.2)
Interest expense	45.0	45.8
Other, net	0.8	(0.7)
	44.1	43.9
Income before income taxes	72.5	159.5
Provision for income taxes	20.8	57.4
Net income	51.7	102.1
Net income attributable to noncontrolling interest	5.7	4.9
Net income attributable to Trinity Industries, Inc.	$46.0	$97.2

Net income attributable to Trinity Industries, Inc. per common share:
Basic	$0.30	$0.64
Diluted	$0.30	$0.64
Weighted average number of shares outstanding:
Basic	148.7	148.3
Diluted	150.6	148.3
Dividends declared per common share	$0.11	$0.11
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
	2017	2016
	(in millions)
Net income	$51.7	$102.1
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized losses arising during the period, net of tax benefit of $- and $0.2	—	(0.4)
Reclassification adjustments for losses included in net income, net of tax benefit of $0.3 and $0.4	1.0	1.0
Currency translation adjustment	0.3	1.5
Defined benefit plans:
Amortization of net actuarial losses, net of tax benefit of $0.4 and $0.5	0.8	0.8
	2.1	2.9
Comprehensive income	53.8	105.0
Less: comprehensive income attributable to noncontrolling interest	6.5	5.4
Comprehensive income attributable to Trinity Industries, Inc.	$47.3	$99.6
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2017	December 31, 2016
	(unaudited)
	(in millions)
ASSETS
Cash and cash equivalents	$586.7	$563.4
Short-term marketable securities	192.1	234.7
Receivables, net of allowance	323.7	378.7
Income tax receivable	133.0	102.1
Inventories:
Raw materials and supplies	275.8	302.5
Work in process	186.0	189.5
Finished goods	170.3	173.8
	632.1	665.8
Restricted cash, including partially-owned subsidiaries of $83.4 and $78.4	183.8	178.2
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $1,979.8 and $1,979.8	8,161.1	7,981.0
Less accumulated depreciation, including partially-owned subsidiaries of $378.0 and $364.9	(2,081.0)	(2,014.2)
	6,080.1	5,966.8
Goodwill	754.3	754.1
Other assets	257.6	281.5
	$9,143.4	$9,125.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$156.4	$156.1
Accrued liabilities	398.6	426.1
Debt:
Recourse, net of unamortized discount of $22.5 and $27.1	854.5	850.6
Non-recourse:
Wholly-owned subsidiaries	827.8	840.0
Partially-owned subsidiaries	1,353.7	1,366.0
	3,036.0	3,056.6
Deferred income	22.7	23.5
Deferred income taxes	1,128.5	1,072.9
Other liabilities	52.3	79.0
	4,794.5	4,814.2
Stockholders’ equity:
Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – 400.0 shares authorized	1.6	1.6
Capital in excess of par value	544.4	534.6
Retained earnings	3,526.0	3,497.3
Accumulated other comprehensive loss	(112.2)	(113.5)
Treasury stock	(2.7)	(1.5)
	3,957.1	3,918.5
Noncontrolling interest	391.8	392.6
	4,348.9	4,311.1
	$9,143.4	$9,125.3
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2017	2016
	(in millions)
Operating activities:
Net income	$51.7	$102.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72.8	69.4
Stock-based compensation expense	7.6	10.3
Excess tax benefits from stock-based compensation	—	(0.4)
Provision for deferred income taxes	55.3	60.5
Net gains on railcar lease fleet sales owned more than one year at the time of sale	—	(2.1)
(Gains) losses on dispositions of property and other assets	(1.3)	0.2
Non-cash interest expense	7.3	7.2
Other	0.1	(1.0)
Changes in assets and liabilities:
(Increase) decrease in receivables	24.1	67.9
(Increase) decrease in inventories	33.7	7.0
(Increase) decrease in other assets	22.1	30.4
Increase (decrease) in accounts payable	0.3	7.0
Increase (decrease) in accrued liabilities	(26.6)	(73.3)
Increase (decrease) in other liabilities	(27.0)	0.9
Net cash provided by operating activities	220.1	286.1

Investing activities:
(Increase) decrease in short-term marketable securities	42.6	(115.0)
Proceeds from dispositions of property and other assets	3.6	1.1
Proceeds from railcar lease fleet sales owned more than one year at the time of sale	—	6.7
Capital expenditures – leasing, net of sold lease fleet railcars owned one year or less with a net cost of $ – and $5.7	(162.9)	(222.8)
Capital expenditures – manufacturing and other	(24.3)	(26.3)
Other	0.5	0.2
Net cash required by investing activities	(140.5)	(356.1)

Financing activities:
Excess tax benefits from stock-based compensation	—	0.4
Payments to retire debt	(26.7)	(30.4)
(Increase) decrease in restricted cash	(5.6)	10.2
Shares repurchased	—	(34.7)
Dividends paid to common shareholders	(16.7)	(16.8)
Purchase of shares to satisfy employee tax on vested stock	—	(0.1)
Distributions to noncontrolling interest	(7.3)	(6.8)
Other	—	(2.1)
Net cash required by financing activities	(56.3)	(80.3)
Net increase (decrease) in cash and cash equivalents	23.3	(150.3)
Cash and cash equivalents at beginning of period	563.4	786.0
Cash and cash equivalents at end of period	$586.7	$635.7
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value)
Balances at December 31, 2016	152.2	$1.6	$534.6	$3,497.3	$(113.5)	(0.1)	$(1.5)	$3,918.5	$392.6	$4,311.1
Net income	—	—	—	46.0	—	—	—	46.0	5.7	51.7
Other comprehensive income	—	—	—	—	1.3	—	—	1.3	0.8	2.1
Cash dividends on common stock	—	—	—	(16.7)	—	—	—	(16.7)	—	(16.7)
Restricted shares, net	—	—	8.8	—	—	—	(1.2)	7.6	—	7.6
Stock options exercised	—	—	0.1	—	—	—	—	0.1	—	0.1
Disbursements to non-controlling interest	—	—	—	—	—	—	—	—	(7.3)	(7.3)
Other	—	—	0.9	(0.6)	—	—	—	0.3	—	0.3
Balances at March 31, 2017	152.2	$1.6	$544.4	$3,526.0	$(112.2)	(0.1)	$(2.7)	$3,957.1	$391.8	$4,348.9
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity,” “Company,” “we,” or “our”) including the accounts of its wholly-owned subsidiaries and its partially-owned subsidiaries, TRIP Rail Holdings LLC (“TRIP Holdings”) and RIV 2013 Rail Holdings LLC ("RIV 2013"), in which the Company has a controlling interest. In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of March 31, 2017, and the results of operations and cash flows for the three months ended March 31, 2017 and 2016, have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Because of seasonal and other factors, the results of operations for the three months ended March 31, 2017 may not be indicative of expected results of operations for the year ending December 31, 2017. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2016.
Stockholders' Equity
In December 2015, the Company’s Board of Directors renewed its $250 million share repurchase program effective January 1, 2016 through December 31, 2017. Under the program, no shares were repurchased during the three months ended March 31, 2017. During the three months ended March 31, 2016, the Company repurchased 2,070,600 shares at a cost of approximately $34.7 million. As of March 31, 2017, the remaining authorization under the program totaled $215.4 million
Revenue Recognition
Revenues for contracts providing for a large number of units and few deliveries are recorded as the individual units are produced, inspected, and accepted by the customer as the risk of loss passes to the customer upon delivery acceptance on these contracts. Revenues for certain customer requested “bill and hold” arrangements, primarily in the Energy Equipment Group, are recognized when all of the following conditions have been met: the risks of ownership have passed to the customer, the customer has made a fixed commitment to purchase the goods, there is a fixed delivery schedule consistent with the customer’s business purpose, the customer’s goods have been segregated from our inventory and are not available to fill other orders, the goods are complete and ready for shipment, and no additional performance obligations exist for the Company. Revenue from rentals and operating leases, including contracts that contain non-level fixed rental payments, is recognized monthly on a straight-line basis. Revenue is recognized from the sales of railcars from the lease fleet on a gross basis in leasing revenues and cost of revenues if the railcar has been owned for one year or less at the time of sale. Sales of railcars from the lease fleet owned for more than one year are recognized as a net gain or loss from the disposal of a long-term asset. Fees for shipping and handling are recorded as revenue. For all other products, we recognize revenue when products are shipped or services are provided.
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
Recent Accounting Pronouncements
On January 1, 2017, the Company adopted Accounting Standards Update 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting”, (ASU 2016-09”) which changed how companies account for certain aspects of share-based payments to employees. ASU 2016-09 requires, among other things, that excess tax benefits or deficiencies related to vested awards, previously recognized in stockholders' equity, be included in income tax expense when the awards vest. The adoption of ASU 2016-09 resulted in an adjustment to retained earnings of $0.6 million, net of tax, as of January 1, 2017 related to the cumulative effect of the standard. For the three months ended March 31, 2017, the effect on the provision for income taxes included in the consolidated statement of operations was not significant.
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
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases", ("ASU 2016-02") which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company plans to adopt ASU 2016-02 effective January 1, 2019. We are continuing to assess the potential effects of the new standard, including its effects on our consolidated financial statements and the accounting for revenue from full service leases.
In December 2016, the FASB issued Accounting Standards Update No. 2016-18, "Restricted Cash", ("ASU 2016-18") which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance requires a reconciliation of totals in the statement of cash flows to the related cash and cash equivalents and restricted cash captions in the balance sheet. ASU 2016-18 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company plans to adopt ASU 2016-18 effective January 1, 2018. The effect of adopting this standard is not expected to be significant.
In March 2017, the FASB issued Accounting Standards Update No. 2017-07, “Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”) which changes how companies that sponsor defined benefit pension plans present the related net periodic benefit cost in the income statement. The service cost component of the net periodic benefit cost will continue to be presented in the same income statement line items, however other components of the net periodic benefit cost will be presented as a component of other income and excluded from operating profit. ASU 2017-07 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company plans to adopt ASU 2016-18 effective January 1, 2018. The effect of adopting this standard is not expected to be significant.

Note 2. Acquisitions and Divestitures
There was no acquisition or divestiture activity for the three months ended March 31, 2017 and 2016.

Note 3. Fair Value Accounting
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of March 31, 2017
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$114.7	$—	$—	$114.7
Restricted cash	183.8	—	—	183.8
Equity instruments(1)	—	3.5	—	3.5
Fuel derivative instruments(1)	—	0.1	—	0.1
Total assets	$298.5	$3.6	$—	$302.1

Liabilities:
Interest rate hedge:(2)
Partially-owned subsidiaries	$—	$0.7	$—	$0.7
Total liabilities	$—	$0.7	$—	$0.7

	Fair Value Measurement as of December 31, 2016
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$188.7	$—	$—	$188.7
Restricted cash	178.2	—	—	178.2
Equity instruments(1)	—	3.1	—	3.1
Fuel derivative instruments(1)	—	0.3	—	0.3
Total assets	$366.9	$3.4	$—	$370.3

Liabilities:
Interest rate hedge:(2)
Partially-owned subsidiaries	$—	$0.9	$—	$0.9
Total liabilities	$—	$0.9	$—	$0.9
(1) Included in other assets on the consolidated balance sheet.
(2) Included in accrued liabilities on the consolidated balance sheet.
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for that asset or liability in an orderly transaction between market participants on the measurement date. An entity is required to establish a fair value hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The three levels of inputs that may be used to measure fair value are listed below:
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

The carrying amounts and estimated fair values of our long-term debt are as follows:

	March 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Recourse:
Senior notes	$399.7	$400.3	$399.6	$386.3
Convertible subordinated notes	449.4	548.0	449.4	575.5
Less: unamortized discount	(22.2)		(26.7)
	427.2		422.7
Capital lease obligations	31.2	31.2	32.1	32.1
	858.1	979.5	854.4	993.9
Less: unamortized debt issuance costs	(3.6)		(3.8)
	854.5		850.6
Non-recourse:
2006 secured railcar equipment notes	188.2	195.0	194.2	201.5
2009 secured railcar equipment notes	171.0	187.9	172.5	189.9
2010 secured railcar equipment notes	277.1	280.8	280.6	284.3
TILC warehouse facility	202.0	202.0	204.1	204.1
TRL 2012 secured railcar equipment notes	419.7	390.6	425.5	395.6
TRIP Master Funding secured railcar equipment notes	948.6	953.6	955.5	960.6
	2,206.6	2,209.9	2,232.4	2,236.0
Less: unamortized debt issuance costs	(25.1)		(26.4)
	2,181.5		2,206.0
Total	$3,036.0	$3,189.4	$3,056.6	$3,229.9
The estimated fair values of our senior notes and convertible subordinated notes were based on a quoted market price in a market with little activity as of March 31, 2017 and December 31, 2016 (Level 2 input). The estimated fair values of our 2006, 2009, 2010, and 2012 secured railcar equipment notes and TRIP Rail Master Funding LLC (“TRIP Master Funding”) secured railcar equipment notes are based on our estimate of their fair value as of March 31, 2017 and December 31, 2016. These values were determined by discounting their future cash flows at the current market interest rate (Level 3 inputs). The carrying value of our Trinity Industries Leasing Company (“TILC”) warehouse facility approximates fair value because the interest rate adjusts to the market interest rate (Level 3 input). The fair values of all other financial instruments are estimated to approximate carrying value. See Note 11 Debt for a description of the Company's long-term debt.

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
The financial information for these segments is shown in the tables below. We operate principally in North America.

Three Months Ended March 31, 2017

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$286.0	$192.3	$478.3	$50.7
Construction Products Group	120.9	2.2	123.1	15.6
Inland Barge Group	62.7	—	62.7	6.4
Energy Equipment Group	227.8	27.6	255.4	29.8
Railcar Leasing and Management Services Group	178.6	0.3	178.9	85.0
All Other	1.3	21.5	22.8	(4.6)
Segment Totals before Eliminations and Corporate	877.3	243.9	1,121.2	182.9
Corporate	—	—	—	(35.0)
Eliminations – Lease subsidiary	—	(181.0)	(181.0)	(28.9)
Eliminations – Other	—	(62.9)	(62.9)	(2.4)
Consolidated Total	$877.3	$—	$877.3	$116.6
Three Months Ended March 31, 2016

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$543.2	$303.7	$846.9	$157.2
Construction Products Group	121.6	3.3	124.9	15.9
Inland Barge Group	110.8	—	110.8	12.6
Energy Equipment Group	232.5	40.9	273.4	37.4
Railcar Leasing and Management Services Group	177.8	0.7	178.5	74.2
All Other	2.0	19.9	21.9	(5.1)
Segment Totals before Eliminations and Corporate	1,187.9	368.5	1,556.4	292.2
Corporate	—	—	—	(24.7)
Eliminations – Lease subsidiary	—	(283.3)	(283.3)	(65.5)
Eliminations – Other	—	(85.2)	(85.2)	1.4
Consolidated Total	$1,187.9	$—	$1,187.9	$203.4

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
At March 31, 2017, the Company's carrying value of its investment in TRIP Holdings and RIV 2013 totaled $221.5 million. The Company's weighted average ownership interest in TRIP Holdings and RIV 2013 is 39% while the remaining 61% weighted average interest is owned by third-party investor-owned funds. The Company's investments in its partially-owned leasing subsidiaries are eliminated in consolidation.
Each of TRIP Holdings and RIV 2013 has wholly-owned subsidiaries that are the owners of railcars acquired from the Company's Rail and Leasing Groups. These wholly-owned subsidiaries are TRIP Master Funding (wholly-owned by TRIP Holdings) and Trinity Rail Leasing 2012 LLC ("TRL 2012," wholly-owned by RIV 2013). Railcar purchases by these subsidiaries were funded by secured borrowings and capital contributions from TILC and third-party equity investors.TILC is the contractual servicer for TRIP Master Funding and TRL 2012, with the authority to manage and service each entity's owned railcars. The Company's controlling interest in each of TRIP Holdings and RIV 2013 results from its combined role as both equity member and agent/servicer. The noncontrolling interest included in the accompanying consolidated balance sheets represents the non-Trinity equity interest in these partially-owned subsidiaries.
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

Note 6. Railcar Leasing and Management Services Group
The Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet leasing, management, maintenance, and administrative services. Selected consolidating financial information for the Leasing Group is as follows:

	March 31, 2017
	Leasing Group
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash, cash equivalents, and short-term marketable securities	$6.9	$—	$771.9	$778.8
Property, plant, and equipment, net	$4,079.8	$1,863.9	$956.0	$6,899.7
Net deferred profit on railcars sold to the Leasing Group				(819.6)
Consolidated property, plant and equipment, net				$6,080.1
Restricted cash	$100.3	$83.4	$0.1	$183.8
Debt:
Recourse	$31.2	$—	$849.4	$880.6
Less: unamortized discount	—	—	(22.5)	(22.5)
Less: unamortized debt issuance costs	(0.1)	—	(3.5)	(3.6)
	31.1	—	823.4	854.5
Non-recourse	838.3	1,368.3	—	2,206.6
Less: unamortized debt issuance costs	(10.5)	(14.6)	—	(25.1)
	827.8	1,353.7	—	2,181.5
Total debt	$858.9	$1,353.7	$823.4	$3,036.0
Net deferred tax liabilities	$992.1	$2.0	$118.5	$1,112.6

	December 31, 2016
	Leasing Group
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash, cash equivalents, and short-term marketable securities	$7.2	$—	$790.9	$798.1
Property, plant, and equipment, net	$3,923.6	$1,879.6	$961.7	$6,764.9
Net deferred profit on railcars sold to the Leasing Group				(798.1)
Consolidated property, plant and equipment, net				$5,966.8
Restricted cash	$99.7	$78.4	$0.1	$178.2
Debt:
Recourse	$32.1	$—	$849.4	$881.5
Less: unamortized discount	—	—	(27.1)	(27.1)
Less: uamortized debt issuance costs	(0.1)	—	(3.7)	(3.8)
	32.0	—	818.6	850.6
Non-recourse	851.4	1,381.0	—	2,232.4
Less: unamortized debt issuance costs	(11.4)	(15.0)	—	(26.4)
	840.0	1,366.0	—	2,206.0
Total debt	$872.0	$1,366.0	$818.6	$3,056.6
Net deferred tax liabilities	$956.6	$2.0	$98.4	$1,057.0
Net deferred profit on railcars sold to the Leasing Group consists of intersegment profit that is eliminated in consolidation and is, therefore, not allocated to an operating segment. See Note 5 Partially-Owned Leasing Subsidiaries and Note 11 Debt for a further discussion regarding the Company’s investment in its partially-owned leasing subsidiaries and the related indebtedness.

	Three Months Ended March 31,
	2017	2016	Percent
	($ in millions)		Change
Revenues:
Leasing and management	$178.9	$170.5	4.9%
Sales of railcars owned one year or less at the time of sale	—	8.0	*
Total revenues	$178.9	$178.5	0.2

Operating profit:
Leasing and management	$85.0	$69.8	21.8
Railcar sales:
Railcars owned one year or less at the time of sale	—	2.3	*
Railcars owned more than one year at the time of sale	—	2.1	*
Total operating profit	$85.0	$74.2	14.6

Operating profit margin:
Leasing and management	47.5%	40.9%
Railcar sales	*	*
Total operating profit margin	47.5%	41.6%

Selected expense information(1):
Depreciation	$42.1	$37.4	12.6
Maintenance and compliance	$20.5	$31.6	(35.1)
Rent	$10.1	$9.5	6.3
Interest	$30.6	$31.8	(3.8)
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
During the three months ended March 31, 2017 and 2016, the Company received proceeds from the sales of leased railcars as follows:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$—	$8.0
Railcars owned more than one year at the time of sale	—	6.7
Rail Group	—	8.1
	$—	$22.8
Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured predominantly by the Rail Group and enters into lease contracts with third parties with terms generally ranging from one to twenty years. The Leasing Group primarily enters into operating leases. Future contractual minimum rental revenues on leases are as follows:

	Remaining nine months of 2017	2018	2019	2020	2021	Thereafter	Total
	(in millions)
Future contractual minimum rental revenue	$406.5	$465.5	$383.7	$303.5	$200.9	$402.1	$2,162.2
Debt. The Leasing Group’s debt at March 31, 2017 consisted primarily of non-recourse debt. As of March 31, 2017, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $1,379.8 million which is pledged as collateral for Leasing Group debt held by those subsidiaries, including equipment with a net book value of $41.9 million securing capital lease obligations. The net book value of unpledged equipment at March 31, 2017 was $2,633.9 million. See Note 11 Debt for the form, maturities, and descriptions of Leasing Group debt.

Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is nonrecourse to Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. TRIP Master Funding equipment with a net book value of $1,300.1 million is pledged as collateral for the TRIP Master Funding debt. TRL 2012 equipment with a net book value of $563.8 million is pledged solely as collateral for the TRL 2012 secured railcar equipment notes. See Note 5 Partially-Owned Leasing Subsidiaries for a description of TRIP Holdings and RIV 2013.
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
These Leasing Group subsidiaries had total assets as of March 31, 2017 of $145.1 million, including cash of $53.6 million and railcars of $63.6 million. The subsidiaries' cash, railcars, and an interest in each sublease are pledged to collateralize the lease obligations to the Trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiaries’ lease obligations. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties to be available to Trinity. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future contractual minimum rental revenues related to these leases due to the Leasing Group are as follows:

	Remaining nine months of 2017	2018	2019	2020	2021	Thereafter	Total
	(in millions)
Future operating lease obligations of Trusts’ railcars	$21.9	$29.2	$28.8	$26.1	$26.1	$117.9	$250.0
Future contractual minimum rental revenues of Trusts’ railcars	$33.1	$34.3	$24.0	$14.7	$9.6	$14.6	$130.3
Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to operating leases other than leases discussed above are as follows:

	Remaining nine months of 2017	2018	2019	2020	2021	Thereafter	Total
	(in millions)
Future operating lease obligations	$9.0	$12.0	$9.5	$7.7	$7.6	$13.5	$59.3
Future contractual minimum rental revenues	$10.3	$8.3	$6.2	$4.3	$3.3	$4.1	$36.5
Operating lease obligations totaling $8.3 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries. See Note 6 of the December 31, 2016 Consolidated Financial Statements filed on Form 10-K for a detailed explanation of these financing transactions.

Note 7. Derivative Instruments
We may use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also may use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 Fair Value Accounting for discussion of how the Company valued its commodity hedges and interest rate swap at March 31, 2017. See Note 11 Debt for a description of the Company's debt instruments.
Interest rate hedges

			Included in accompanying balance sheet at March 31, 2017
	Notional Amount	Interest Rate(1)	Liability	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(0.6)	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$5.4	$7.3
Open hedge:
TRIP Master Funding secured railcar equipment notes	$37.0	2.62%	$0.7	$0.3	$0.4

(1)	Weighted average fixed interest rate

	Effect on interest expense - increase/(decrease)
	Three Months Ended March 31,		Expected effect during next twelve months(1)
	2017	2016
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$(0.1)	$(0.1)	$(0.2)
TRIP Holdings warehouse loan	$1.2	$1.2	$4.1
Open hedge:
TRIP Master Funding secured railcar equipment notes	$0.2	$0.3	$0.5
(1) Based on the fair value of open hedge as of March 31, 2017
During 2005 and 2006, we entered into interest rate swap derivatives in anticipation of issuing our 2006 Secured Railcar Equipment Notes. These derivative instruments, with a notional amount of $200.0 million, were settled in 2006 and fixed the interest rate on a portion of the related debt issuance. These derivative instrument transactions are being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in Accumulated Other Comprehensive Loss ("AOCL") through the date the related debt issuance closed in 2006. The balance is being amortized over the term of the related debt. The effect on interest expense is due to amortization of the AOCL balance.
Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $4.1 million of additional interest expense expected to be recognized during the twelve months following March 31, 2017. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with an initial notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The effect on interest expense is primarily a result of monthly interest settlements.
See Note 11 Debt regarding the related debt instruments.
Other Derivatives
Natural gas and diesel fuel
We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The effect on operating income for these instruments was not significant. The amount recorded in the consolidated balance sheets as of March 31, 2017 and December 31, 2016 for these instruments was an asset of $0.1 million and $0.3 million, respectively.

Note 8. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
	(in millions)
Manufacturing/Corporate:
Land	$105.7	$103.3
Buildings and improvements	647.7	642.6
Machinery and other	1,163.9	1,151.1
Construction in progress	38.5	39.1
	1,955.8	1,936.1
Less accumulated depreciation	(999.8)	(974.4)
	956.0	961.7
Leasing:
Wholly-owned subsidiaries:
Machinery and other	10.7	10.7
Equipment on lease	4,862.3	4,673.0
	4,873.0	4,683.7
Less accumulated depreciation	(793.2)	(760.1)
	4,079.8	3,923.6
Partially-owned subsidiaries:
Equipment on lease	2,309.2	2,309.4
Less accumulated depreciation	(445.3)	(429.8)
	1,863.9	1,879.6

Deferred profit on railcars sold to the Leasing Group	(976.9)	(948.2)
Less accumulated amortization	157.3	150.1
	(819.6)	(798.1)
	$6,080.1	$5,966.8

Note 9. Goodwill
Goodwill by segment is as follows:

	March 31, 2017	December 31, 2016
		(as reported)
	(in millions)
Rail Group	$134.6	$134.6
Construction Products Group	111.0	111.0
Energy Equipment Group	506.9	506.7
Railcar Leasing and Management Services Group	1.8	1.8
	$754.3	$754.1
Changes in goodwill during the three months ended March 31, 2017 resulted from fluctuations in foreign currency exchange rates.

Note 10. Warranties
The changes in the accruals for warranties for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Beginning balance	$15.7	$21.5
Warranty costs incurred	(1.7)	(2.8)
Warranty originations and revisions	0.8	1.6
Warranty expirations	(0.8)	(1.6)
Ending balance	$14.0	$18.7

Note 11. Debt
The following table summarizes the components of debt as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(in millions)
Corporate – Recourse:
Revolving credit facility	$—	$—
Senior notes, net of unamortized discount of $0.3 and $0.4	399.7	399.6
Convertible subordinated notes, net of unamortized discount of $22.2 and $26.7	427.2	422.7
	826.9	822.3
Less: unamortized debt issuance costs	(3.5)	(3.7)
	823.4	818.6
Leasing – Recourse:
Capital lease obligations, net of unamortized debt issuances costs of $0.1 and $0.1	31.1	32.0
Total recourse debt	854.5	850.6

Leasing – Non-recourse:
Wholly-owned subsidiaries:
2006 secured railcar equipment notes	188.2	194.2
2009 secured railcar equipment notes	171.0	172.5
2010 secured railcar equipment notes	277.1	280.6
TILC warehouse facility	202.0	204.1
	838.3	851.4
Less: unamortized debt issuance costs	(10.5)	(11.4)
	827.8	840.0
Partially-owned subsidiaries:
TRL 2012 secured railcar equipment notes	419.7	425.5
TRIP Master Funding secured railcar equipment notes	948.6	955.5
	1,368.3	1,381.0
Less: unamortized debt issuance costs	(14.6)	(15.0)
	1,353.7	1,366.0
Total non–recourse debt	2,181.5	2,206.0
Total debt	$3,036.0	$3,056.6
We have a $600.0 million unsecured corporate revolving credit facility that matures in May 2020. As of March 31, 2017, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $92.3 million, leaving $507.7 million available for borrowing. Other than these letters of credit, there were no borrowings under our revolving credit facility as of March 31, 2017, or during the three month period then ended. Of the outstanding letters of credit as of March 31, 2017, approximately $91.6 million is expected to expire in 2017 and the remainder in 2018. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew by their terms each year. Trinity’s revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. As of March 31, 2017, we were in compliance with all such financial covenants. Borrowings under the credit facility bear interest at a defined index rate plus a margin and are guaranteed by certain 100%-owned subsidiaries of the Company.

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
The Convertible Subordinated Notes are recorded net of unamortized discount to reflect their underlying economics by capturing the value of the conversion option as borrowing costs. As of March 31, 2017 and December 31, 2016, capital in excess of par value included $92.5 million related to the estimated value of the Convertible Subordinated Notes’ conversion options, in accordance with ASC 470-20. Debt discount recorded in the consolidated balance sheet is being amortized through June 1, 2018 to yield an effective annual interest rate of 8.42% based upon the estimated market interest rate for comparable non-convertible debt as of the issuance date of the Convertible Subordinated Notes. Total interest expense recognized on the Convertible Subordinated Notes for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Coupon rate interest	$4.4	$4.4
Amortized debt discount	4.5	4.2
	$8.9	$8.6
Holders of the Convertible Subordinated Notes may convert their notes under the following circumstances: 1) if the daily closing price of our common stock is greater than or equal to 130% of the conversion price during 20 of the last 30 trading days of the preceding calendar quarter; 2) upon notice of redemption; or 3) upon the occurrence of specified corporate transactions pursuant to the terms of the applicable indenture. Upon conversion, the Company is required to pay cash up to the aggregate principal amount of the Convertible Subordinated Notes to be converted. Any conversion obligation in excess of the aggregate principal amount of the Convertible Subordinated Notes to be converted may be settled in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election. The conversion price, which is subject to adjustment upon the occurrence of certain events, was $24.51 per share as of March 31, 2017. The Convertible Subordinated Notes were not subject to conversion as of April 1, 2017. See Note 17 Earnings Per Common Share for an explanation of the effects of the Convertible Subordinated Notes on earnings per share. The Company has not entered into any derivatives transactions associated with these notes.
The $1.0 billion TILC warehouse loan facility, established to finance railcars owned by TILC, had $202.0 million in outstanding borrowings as of March 31, 2017. Under the facility, $798.0 million was unused and available as of March 31, 2017 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation which expires in April 2018 and is secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 2.78% at March 31, 2017. Amounts outstanding at maturity, absent renewal, are payable under the facility in April 2019.
Terms and conditions of other debt, including recourse and non-recourse provisions, are described in Note 11 of the December 31, 2016 Consolidated Financial Statements filed on Form 10-K.

The remaining principal payments under existing debt agreements as of March 31, 2017 are as follows:

	Remaining nine months of 2017	2018	2019	2020	2021	Thereafter
	(in millions)
Recourse:
Corporate	$—	$—	$—	$—	$—	$849.4
Leasing – capital lease obligations (Note 6)	2.7	28.5	—	—	—	—
Non-recourse – leasing (Note 6):
2006 secured railcar equipment notes	29.9	25.3	28.0	29.8	29.2	46.0
2009 secured railcar equipment notes	4.8	6.4	11.2	6.6	13.4	128.6
2010 secured railcar equipment notes	10.2	10.0	7.6	14.2	20.1	215.0
TILC warehouse facility	6.1	8.2	2.1	—	—	—
Facility termination payments - TILC warehouse facility	—	—	185.6	—	—	—
TRL 2012 secured railcar equipment notes	16.9	22.9	21.9	19.3	19.9	318.8
TRIP Master Funding secured railcar equipment notes	21.9	41.5	49.5	48.8	49.8	737.1
Total principal payments	$92.5	$142.8	$305.9	$118.7	$132.4	$2,294.9

Note 12. Other, Net
Other, net (income) expense consists of the following items:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Foreign currency exchange transactions	$1.6	$(0.3)
Other	(0.8)	(0.4)
Other, net	$0.8	$(0.7)
Other for the three months ended March 31, 2017 includes $0.4 million in income related to the change in fair value of certain equity instruments.

Note 13. Income Taxes
The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate on income before income taxes:

	Three Months Ended March 31,
	2017	2016
Statutory rate	35.0%	35.0%
State taxes	1.4	1.1
Noncontrolling interest in partially-owned subsidiaries	(0.4)	(1.3)
Changes in valuation allowance and reserves	0.2	—
Settlements with tax authorities	(8.0)	—
Other, net	0.5	1.2
Effective rate	28.7%	36.0%
Our effective tax rate reflects the Company's estimate for 2017 of its state income tax expense, income attributable to the noncontrolling interests in partially-owned leasing subsidiaries for which no income tax expense is provided, and the impact of the completion of income tax audits that resulted in a net tax benefit. See Note 5 Partially-Owned Leasing Subsidiaries for a further explanation of activities with respect to our partially-owned leasing subsidiaries.

Taxing authority examinations
During the three months ended March 31, 2017, the Internal Revenue Service ("IRS") formally closed its audit of the 2006-2009 tax years and, accordingly, we have adjusted unrecognized tax benefits and deferred tax amounts related to these tax years resulting in a $5.8 million tax benefit. The 2013 and 2015 tax years are currently under IRS audit examination.
We have various subsidiaries in Mexico that file separate tax returns and are subject to examination by taxing authorities at different times. The 2007 tax year of one of our Mexican subsidiaries is still under review for transfer pricing purposes only, and its statute of limitations remains open through October 2017. The remaining entities are generally open for their 2010 tax years and forward.
Unrecognized tax benefits
The change in unrecognized tax benefits for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Beginning balance	$28.2	$65.2
Additions for tax positions related to the current year	—	1.5
Additions for tax positions of prior years	0.1	1.0
Reductions for tax positions of prior years	—	(0.1)
Settlements	(23.3)	—
Ending balance	$5.0	$67.6
Additions for tax positions related to the current year in the amount of $1.5 million recorded in the three months ended March 31, 2016 were amounts provided for tax positions that will be taken for federal and state income tax purposes when we file those tax returns. Additions for tax positions related to prior years of $0.1 million and $1.0 million recorded in the three months ended March 31, 2017 and 2016, respectively, are due to a state filing position. The reductions for tax positions of prior years of $0.1 million for the three months ended March 31, 2016 were primarily related to changes in state taxes. Settlements during the three months ended March 31, 2017 were due to the resolution of our 2006-2009 income tax years.
The total amount of unrecognized tax benefits including interest and penalties at March 31, 2017 and 2016, that would affect the Company’s overall effective tax rate if recognized was $5.4 million and $14.9 million, respectively. There is a reasonable possibility that unrecognized federal and state tax benefits will decrease by $1.3 million by March 31, 2018, due to settlements and lapses in statutes of limitations for assessing tax for tax years in which an extension was not requested by the taxing authority.
Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of March 31, 2017 and December 31, 2016 was $3.5 million and $8.9 million, respectively. Income tax expense included a decrease of $5.4 million and an increase of $0.5 million in interest expense and penalties related to uncertain tax positions for the three months ended March 31, 2017 and March 31, 2016, respectively.

Note 14. Employee Retirement Plans
The following table summarizes the components of net retirement cost for the Company:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Expense Components
Service cost	$0.1	$0.1
Interest	4.9	5.2
Expected return on plan assets	(6.8)	(6.8)
Amortization of actuarial loss	1.2	1.3
Defined benefit expense	(0.6)	(0.2)
Profit sharing	4.0	4.6
Multiemployer plan	0.6	0.6
Net expense	$4.0	$5.0

Trinity contributed $0.7 million to the Company's defined benefit pension plans for the three months ended March 31, 2016. Contributions to the Company's defined benefit pension plans for the three months ended March 31, 2017 were not significant. Total contributions to the Company's defined benefit pension plans in 2017 are expected to be approximately $2.5 million. The Company participates in a multiemployer defined benefit plan under the terms of a collective-bargaining agreement that covers certain union-represented employees. The Company contributed $0.6 million and $0.5 million to the multiemployer plan for the three months ended March 31, 2017 and 2016, respectively. Total contributions to the multiemployer plan for 2017 are expected to be approximately $2.3 million.

Note 15. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended March 31, 2017 are as follows:

	Currency translation adjustments	Unrealized gain/(loss) on derivative financial instruments	Net actuarial gains/(losses) of defined benefit plans	Accumulated Other Comprehensive Loss
	(in millions)
Balances at December 31, 2016	$(23.7)	$(0.1)	$(89.7)	$(113.5)
Other comprehensive income, net of tax, before reclassifications	0.3	—	—	0.3
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $-, $0.3, $0.4, and $0.7	—	1.0	0.8	1.8
Less: noncontrolling interest	—	(0.8)	—	(0.8)
Other comprehensive income	0.3	0.2	0.8	1.3
Balances at March 31, 2017	$(23.4)	$0.1	$(88.9)	$(112.2)
See Note 7 Derivative Instruments for information on the reclassification of amounts in accumulated other comprehensive loss into earnings. Reclassifications of unrealized before-tax losses on derivative financial instruments are included in interest expense in the consolidated statements of operations. Approximately $0.9 million of the before-tax reclassification of net actuarial gains/(losses) of defined benefit plans are included in cost of revenues with the remainder included in selling, engineering, and administrative expenses in the consolidated statement of operations for the three months ended March 31, 2017.

Note 16. Stock-Based Compensation
Stock-based compensation totaled approximately $7.6 million and $10.3 million for the three months ended March 31, 2017 and 2016, respectively.

Note 17. Earnings Per Common Share
Basic net income attributable to Trinity Industries, Inc. per common share is computed by dividing net income attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted net income attributable to Trinity per common share includes 1) the net impact of unvested restricted shares and shares that could be issued under outstanding stock options and 2) the incremental shares calculated by dividing the value of the conversion obligation in excess of the Convertible Subordinated Notes' aggregate principal amount by the average price of the Company's common stock during the period. See Note 11 Debt for further explanation of the Company's Convertible Subordinated Notes. Total weighted average restricted shares and antidilutive stock options were 6.2 million shares and 6.3 million shares for the three months ended March 31, 2017 and 2016, respectively.
The computation of basic and diluted net income attributable to Trinity Industries, Inc. follows.

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
	(in millions, except per share amounts)
Net income attributable to Trinity Industries, Inc.	$46.0			$97.2
Unvested restricted share participation	(1.2)			(2.9)
Net income attributable to Trinity Industries, Inc. – basic	44.8	148.7	$0.30	94.3	148.3	$0.64
Effect of dilutive securities:
Convertible subordinated notes	—	1.9		—	—
Net income attributable to Trinity Industries, Inc. – diluted	$44.8	150.6	$0.30	$94.3	148.3	$0.64

Note 18. Contingencies
Highway products litigation
We previously reported the filing of a False Claims Act (“FCA”) complaint in the United States District Court for the Eastern District of Texas, Marshall Division (“District Court”) styled Joshua Harman, on behalf of the United States of America, Plaintiff/Relator v. Trinity Industries, Inc., Defendant, Case No. 2:12-cv-00089-JRG (E.D. Tex.). In this case, in which the U.S. Government declined to intervene,the relator, Mr. Joshua Harman, alleged the Company violated the FCA pertaining to sales of the Company's ET-Plus® System, a highway guardrail end-terminal system (“ET Plus”). On October 20, 2014, a trial in this case concluded with a jury verdict stating that the Company and its subsidiary, Trinity Highway Products, LLC (“Trinity Highway Products”), “knowingly made, used or caused to be made or used, a false record or statement material to a false or fraudulent claim" and awarding $175.0 million in damages. Following unsuccessful settlement negotiations to resolve this dispute and the District Court's denial of the Company’s post-verdict motion for judgment as a matter of law, on June 9, 2015 the District Court entered judgment on the verdict in the total amount of $682.4 million, comprised of $175.0 million in damages, which amount is automatically trebled under the FCA to $525.0 million plus $138.4 million in civil penalties and $19.0 million in costs and attorneys' fees.
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
Texas A&M Transportation Institute (“TTI”), a member of The Texas A&M University System, designed the technology employed in the ET Plus. The Texas A&M University System is the owner of patents issued by the U.S. Patent Office that cover the ET Plus. Trinity Highway Products manufactures and markets the ET Plus pursuant to an exclusive license granted by The Texas A&M University System. In 2005, Trinity Highway Products contracted with TTI to conduct crash testing of the ET Plus to demonstrate compliance with the governing crash test criteria set out in National Cooperative Highway Research Program Report 350 (“Report 350”). Following the 2005 crash testing, TTI prepared and provided to Trinity Highway Products the test report on the crash test performance of the ET Plus. This report was reviewed by the Federal Highway Administration (the “FHWA”) in their 2005 acceptance of the product for use on the national highway system and determination of the product’s eligibility for federal-aid reimbursement. In a memorandum dated June 17, 2014, the FHWA confirmed that “The Trinity ET Plus with 4-inch guide channels became eligible for federal-aid reimbursement under FHWA letter CC-94 on September 2, 2005. In addition, the device is eligible for reimbursement under FHWA letters CC-94A and CC-120.” In this memorandum the FHWA confirmed that the reimbursement eligibility applies at guardrail heights from 27 ¾" to 31". The memorandum goes on to state that an “unbroken chain of eligibility for federal-aid reimbursement has existed since September 2, 2005 and the ET Plus continues to be eligible today.”
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
Crash testing and FHWA assessments
Following the October 20, 2014 jury verdict, the FHWA requested that the Company conduct eight separate crash tests pursuant to crash test criteria set out in Report 350. Due to the FHWA’s request for additional ET Plus crash tests, on October 24, 2014 the Company announced that it would suspend shipment of the ET Plus to customers. The FHWA-requested tests were conducted in December 2014 and January 2015 at Southwest Research Institute, an FHWA-approved and independent research facility. Following completion of the first four tests at a 27 ¾" guardrail installation height, and again after completion of the second four tests at a 31" guardrail installation height, the FHWA reported that the ET Plus passed all tests. Performance results from eight successful crash tests validate Trinity Highway Products' long standing position that the ET Plus performs as tested for both guardrail installation heights when properly installed and maintained. On March 11, 2015, the FHWA and the American Association of State Highway and Transportation Officials ("AASHTO") released the findings of a joint task force ("Task Force I"), comprised of representatives from the FHWA, AASHTO, the state Departments of Transportation of South Dakota, New Hampshire, Missouri, Ohio, Delaware, and Wyoming, and the Ministry of Transportation of Ontario, Canada, that evaluated field measurement data collected by FHWA engineers from more than 1,000 4-inch ET Plus devices installed on roadways throughout the country. Task Force I concluded there is no evidence to suggest that there are multiple versions of the 4-inch ET Plus on the nation's roadways. Task Force I also concluded that the ET Plus end terminals crash tested at Southwest Research Institute in December 2014 and January 2015 were representative of the devices installed across the country.
The FHWA and AASHTO formed a second joint task force ("Task Force II”) comprised of representatives from the FHWA, AASHTO, the state Departments of Transportation of Iowa, Georgia, New Hampshire, North Carolina, New York, Michigan, Missouri, Delaware, and Utah, and independent experts to further evaluate the in-service performance of the ET Plus and other guardrail end terminals through the collection and analysis of a broad array of data. In a report dated September 11, 2015, the FHWA and AASHTO released the findings, conclusions, and recommendations of Task Force II, including but not limited to, the following: there are no performance limitations unique to the ET Plus; there will be real-world accident conditions that exceed the performance expectations of all manufacturers’ guardrail end terminal systems; and additional crash testing of all existing Report 350 compliant guardrail end terminals, including the ET Plus, “would not be informative” and “would be irrelevant”.
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
Revenues from sales of the ET Plus, included in the Construction Products Group, totaled approximately $1.4 million and $0.8 million for the three months ended March 31, 2017 and March 31, 2016, respectively.
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
The Company has also been served in a lawsuit filed February 11, 2015, titled The Corporation of the City of Stratford and Trinity Industries, Inc., Trinity Highway Products, LLC, and Trinity Industries Canada, Inc., Case No. 15-2622 CP, pending in Ontario Superior Court of Justice. The alleged class in this matter has been identified as persons in Canada who purchased and/or used an ET Plus guardrail end terminal. The plaintiff alleges that Trinity Industries, Inc., Trinity Highway Products, LLC, and Trinity Industries Canada, Inc., failed to warn of dangers associated with undisclosed modifications to the ET Plus guardrail end terminals, breached an implied warranty, breached a duty of care, and were negligent. The plaintiff is seeking $400 million in compensatory damages and $100.0 million in punitive damages. Alternatively, the plaintiff claims the right to an accounting or other restitution remedy for disgorgement of the revenues generated by the sale of the modified ET Plus in Canada.
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

Shareholder class actions
On January 11, 2016, the previously reported cases styled Thomas Nemky, Individually and On Behalf of All Other Similarly Situated v. Trinity Industries, Inc., Timothy R. Wallace, and James E. Perry, Case No. (2:15-CV-00732) (“Nemky”) and Richard J. Isolde, Individually and On Behalf of All Other Similarly Situated v. Trinity Industries, Inc., Timothy R. Wallace, and James E. Perry, Case No. (3:15-CV-2093) ("Isolde"), were consolidated in the District Court for the Northern District of Texas, with all future filings to be filed in the Isolde case. On March 9, 2016, the Court appointed the Department of the Treasury of the State of New Jersey and its Division of Investment and the Plumbers and Pipefitters National Pension Fund and United Association Local Union Officers & Employees’ Pension Fund as co-lead plaintiffs ("Lead Plaintiffs). On May 11, 2016, the Lead Plaintiffs filed their Consolidated Complaint alleging defendants Trinity Industries, Inc., Timothy R. Wallace, James E. Perry, and Gregory B. Mitchell violated Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and defendants Mr. Wallace and Mr. Perry violated Section 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements and/or by failing to disclose material facts about Trinity's ET Plus and the FCA case styled Joshua Harman, on behalf of the United States of America, Plaintiff/Relator v. Trinity Industries, Inc., Defendant, Case No. 2:12-cv-00089-JRG (E.D. Tex.). On August 18, 2016, Trinity, Mr. Wallace, Mr. Perry, and Mr. Mitchell filed motions to dismiss Lead Plaintiffs Consolidated Complaint, which remain pending. On March 13, 2017, the Court granted defendant’s motion to stay and administratively close proceedings pending Fifth Circuit appeal. The Isolde matter is stayed and remains administratively closed pending the conclusion of the Company’s Fifth Circuit appeal of the Joshua Harman FCA judgment.
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
Stockholder derivative complaint
The Company is named as a nominal defendant in a lawsuit captioned Bessent v. Wallace, et. al, , Case No. 2017-0223, in the Court of Chancery of the State of Delaware. The case is brought by a purported stockholder of the Company derivatively on behalf of nominal defendants Trinity Industries, Inc. and Trinity Highway Products, LLC, against the Company’s directors and certain officers. Plaintiff alleges the individual defendants breached their fiduciary duties in connection with Trinity's ET Plus and the FCA case styled Joshua Harman, on behalf of the United States of America, Plaintiff/Relator v. Trinity Industries, Inc., Defendant, Case No. 2:12-cv-00089-JRG (E.D. Tex.) and that certain defendants made improper sales of Company stock. Plaintiff seeks a declaration that he may maintain this derivative action on behalf of the Company and that he is the adequate representative of the Company, a declaration that the individual defendants breached their fiduciary duties, awarding the Company damages as a result of the alleged breaches of fiduciary duties, awarding restitution, disgorgement of individual defendants’ profits, benefits, and other compensation, certain injunctive relief, costs and fees, and interest.
The defendants deny and intend to vigorously defend against the allegations in the Bessent case. Based on the information available to the Company, we currently do not believe that a loss is probable with respect to this derivative case; therefore no accrual has been included in the accompanying consolidated financial statements. Because of the complexity of these actions as well as the current status of certain of these actions, we are not able to estimate a range of possible losses with respect to these matters.
Other matters
The Company is involved in claims and lawsuits incidental to our business arising from various matters including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters, taking into consideration our rights in indemnity and recourse to third parties is $6.1 million to $23.1 million. This range includes any amount related to the Highway Products litigation matters described above in the section titled “Product liability cases.” At March 31, 2017, total accruals of $15.4 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying consolidated balance sheet. The Company believes any additional liability would not be material to its financial position or results of operations.
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

Note 19. Financial Statements for Guarantors of the Senior Notes
The Company’s Senior Notes are fully and unconditionally and jointly and severally guaranteed by certain of Trinity’s 100%-owned subsidiaries: Trinity Industries Leasing Company; Trinity Marine Products, Inc.; Trinity North American Freight Car, Inc.; Trinity Rail Group, LLC; Trinity Tank Car, Inc.; Trinity Meyer Utility Structures LLC. and, effective April 20, 2017, Trinity Structural Towers, Inc. (collectively, the "Combined Guarantor Subsidiaries”). Amounts previously reported have been restated to include Trinity Structural Towers, Inc. as a Guarantor Subsidiary. The Senior Notes indenture agreement includes customary provisions for the release of the guarantees by the Combined Guarantor Subsidiaries upon the occurrence of certain allowed events including the release of one or more of the Combined Guarantor Subsidiaries as guarantor under the Company's revolving credit facility. See Note 11 Debt. The Senior Notes are not guaranteed by any remaining 100%-owned subsidiaries of the Company or partially-owned subsidiaries (“Combined Non-Guarantor Subsidiaries”).
As of March 31, 2017, assets held by the Combined Non-Guarantor Subsidiaries included $148.8 million of restricted cash that was not available for distribution to Trinity Industries, Inc. (“Parent”), $3,270.8 million of equipment securing certain non-recourse debt, $68.0 million of equipment securing certain lease obligations held by the Combined Non-Guarantor Subsidiaries, and $346.3 million of assets located in foreign locations. As of December 31, 2016, assets held by the Combined Non-Guarantor Subsidiaries included $147.1 million of restricted cash that was not available for distribution to the Parent, $3,300.9 million of equipment securing certain non-recourse debt, $68.0 million of equipment securing certain lease obligations held by the Combined Non-Guarantor Subsidiaries, and $349.4 million of assets located in foreign locations.

Statement of Operations and Comprehensive Income
Three Months Ended March 31, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$550.6	$464.0	$(137.3)	$877.3
Cost of revenues	2.4	441.9	356.7	(141.3)	659.7
Selling, engineering, and administrative expenses	32.7	30.8	38.8	—	102.3
Gains/(losses) on dispositions of property	0.5	0.1	0.7	—	1.3
	34.6	472.6	394.8	(141.3)	760.7
Operating profit (loss)	(34.6)	78.0	69.2	4.0	116.6
Other (income) expense	6.2	6.9	31.0	—	44.1
Equity in earnings of subsidiaries, net of taxes	57.6	17.0	—	(74.6)	—
Income before income taxes	16.8	88.1	38.2	(70.6)	72.5
Provision (benefit) for income taxes	(29.2)	40.4	9.8	(0.2)	20.8
Net income	46.0	47.7	28.4	(70.4)	51.7
Net income attributable to noncontrolling interest	—	—	—	5.7	5.7
Net income attributable to controlling interest	$46.0	$47.7	$28.4	$(76.1)	$46.0

Net income	$46.0	$47.7	$28.4	$(70.4)	$51.7
Other comprehensive income (loss)	1.0	—	1.1	—	2.1
Comprehensive income	47.0	47.7	29.5	(70.4)	53.8
Comprehensive income attributable to noncontrolling interest	—	—	—	6.5	6.5
Comprehensive income attributable to controlling interest	$47.0	$47.7	$29.5	$(76.9)	$47.3

Statement of Operations and Comprehensive Income
Three Months Ended March 31, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$876.0	$527.9	$(216.0)	$1,187.9
Cost of revenues	(2.2)	706.4	406.6	(220.9)	889.9
Selling, engineering, and administrative expenses	23.5	34.3	38.7	—	96.5
Gains/(losses) on dispositions of property	(0.3)	(0.2)	2.4	—	1.9
	21.6	740.9	442.9	(220.9)	984.5
Operating profit (loss)	(21.6)	135.1	85.0	4.9	203.4
Other (income) expense	1.1	9.0	33.8	—	43.9
Equity in earnings of subsidiaries, net of taxes	122.0	26.6	—	(148.6)	—
Income before income taxes	99.3	152.7	51.2	(143.7)	159.5
Provision (benefit) for income taxes	2.1	44.9	8.6	1.8	57.4
Net income	97.2	107.8	42.6	(145.5)	102.1
Net income attributable to noncontrolling interest	—	—	—	4.9	4.9
Net income attributable to controlling interest	$97.2	$107.8	$42.6	$(150.4)	$97.2

Net income	$97.2	$107.8	$42.6	$(145.5)	$102.1
Other comprehensive income (loss)	1.9	—	1.0	—	2.9
Comprehensive income	99.1	107.8	43.6	(145.5)	105.0
Comprehensive income attributable to noncontrolling interest	—	—	—	5.4	5.4
Comprehensive income attributable to controlling interest	$99.1	$107.8	$43.6	$(150.9)	$99.6

Balance Sheet
March 31, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$562.9	$5.2	$53.6	$(35.0)	$586.7
Short-term marketable securities	192.1	—	—	—	192.1
Receivables, net of allowance	0.8	139.8	183.1	—	323.7
Income tax receivable	130.8	—	2.2	—	133.0
Inventory	—	411.0	232.6	(11.5)	632.1
Property, plant, and equipment, net	48.3	2,498.9	3,987.9	(455.0)	6,080.1
Investments in and advances to subsidiaries	4,923.1	2,593.4	334.0	(7,850.5)	—
Restricted cash	—	—	148.8	35.0	183.8
Goodwill and other assets	125.1	587.5	302.3	(3.0)	1,011.9
	$5,983.1	$6,235.8	$5,244.5	$(8,320.0)	$9,143.4
Liabilities:
Accounts payable	$6.1	$49.3	$101.5	$(0.5)	$156.4
Accrued liabilities	203.0	64.5	134.1	(3.0)	398.6
Debt	823.3	31.1	2,181.6	—	3,036.0
Deferred income	—	21.2	1.5	—	22.7
Deferred income taxes	90.3	1,025.7	12.2	0.3	1,128.5
Advances from subsidiaries	463.3	—	—	(463.3)	—
Other liabilities	48.2	1.9	2.2	—	52.3
Total stockholders' equity	4,348.9	5,042.1	2,811.4	(7,853.5)	4,348.9
	$5,983.1	$6,235.8	$5,244.5	$(8,320.0)	$9,143.4

Balance Sheet
December 31, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$537.9	$5.2	$51.3	$(31.0)	$563.4
Short-term marketable securities	234.7	—	—	—	234.7
Receivables, net of allowance	1.1	219.2	158.4	—	378.7
Income tax receivable	99.9	—	2.2	—	102.1
Inventory	—	444.2	231.5	(9.9)	665.8
Property, plant, and equipment, net	48.8	2,347.4	4,029.8	(459.2)	5,966.8
Investments in and advances to subsidiaries	4,862.4	2,565.0	334.6	(7,762.0)	—
Restricted cash	—	—	147.1	31.1	178.2
Goodwill and other assets	150.8	585.1	301.0	(1.3)	1,035.6
	$5,935.6	$6,166.1	$5,255.9	$(8,232.3)	$9,125.3
Liabilities:
Accounts payable	$5.7	$54.8	$96.1	$(0.5)	$156.1
Accrued liabilities	200.0	87.7	139.7	(1.3)	426.1
Debt	818.7	32.0	2,205.9	—	3,056.6
Deferred income	—	21.9	1.6	—	23.5
Deferred income taxes	78.6	984.7	9.3	0.3	1,072.9
Advances from subsidiaries	458.2	—	—	(458.2)	—
Other liabilities	63.3	13.5	2.2	—	79.0
Total stockholders' equity	4,311.1	4,971.5	2,801.1	(7,772.6)	4,311.1
	$5,935.6	$6,166.1	$5,255.9	$(8,232.3)	$9,125.3

Statement of Cash Flows
Three Months Ended March 31, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income	$46.0	$47.7	$28.4	$(70.4)	$51.7
Equity in earnings of subsidiaries, net of taxes	(57.6)	(17.0)	—	74.6	—
Other	10.2	132.7	29.3	(3.8)	168.4
Net cash provided (required) by operating activities	(1.4)	163.4	57.7	0.4	220.1

Investing activities:
(Increase) decrease in short-term marketable securities	42.6	—	—	—	42.6
Proceeds from railcar lease fleet sales owned more than one year	—	—	—	—	—
Proceeds from dispositions of property and other assets	—	0.6	3.0	—	3.6
Capital expenditures – leasing	—	(161.7)	(1.2)	—	(162.9)
Capital expenditures – manufacturing and other	(2.1)	(6.2)	(16.0)	—	(24.3)
(Increase) decrease in investment in partially-owned subsidiaries	—	4.9	—	(4.9)	—
Other	—	—	0.5	—	0.5
Net cash provided (required) by investing activities	40.5	(162.4)	(13.7)	(4.9)	(140.5)

Financing activities:
Excess tax benefits from stock-based compensation	—	—	—	—	—
Payments to retire debt	—	(0.9)	(25.8)	—	(26.7)
(Increase) decrease in restricted cash	—	—	(1.7)	(3.9)	(5.6)
Shares repurchased	—	—	—	—	—
Dividends paid to common shareholders	(16.7)	—	—	—	(16.7)
Purchase of shares to satisfy employee tax on vested stock	—	—	—	—	—
Distributions to noncontrolling interest	—	—	(7.3)	—	(7.3)
Distributions to controlling interest in partially-owned subsidiaries	—	—	(4.9)	4.9	—
Change in intercompany financing between entities	2.6	(0.1)	(2.0)	(0.5)	—
Other	—	—	—	—	—
Net cash provided (required) by financing activities	(14.1)	(1.0)	(41.7)	0.5	(56.3)

Net increase (decrease) in cash and cash equivalents	25.0	—	2.3	(4.0)	23.3
Cash and cash equivalents at beginning of period	537.9	5.2	51.3	(31.0)	563.4
Cash and cash equivalents at end of period	$562.9	$5.2	$53.6	$(35.0)	$586.7

Statement of Cash Flows
Three Months Ended March 31, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income	$97.2	$107.8	$42.6	$(145.5)	$102.1
Equity in earnings of subsidiaries, net of taxes	(122.0)	(26.6)	—	148.6	—
Other	79.9	101.7	9.3	(6.9)	184.0
Net cash provided (required) by operating activities	55.1	182.9	51.9	(3.8)	286.1

Investing activities:
(Increase) decrease in short-term marketable securities	(115.0)	—	—	—	(115.0)
Proceeds from railcar lease fleet sales owned more than one year	—	0.3	6.4	—	6.7
Proceeds from dispositions of property and other assets	—	0.1	1.0	—	1.1
Capital expenditures – leasing	—	(226.9)	4.1	—	(222.8)
Capital expenditures – manufacturing and other	(3.8)	(5.6)	(16.9)	—	(26.3)
(Increase) decrease in investment in partially-owned subsidiaries	—	4.4	—	(4.4)	—
Other	—	3.1	(2.9)	—	0.2
Net cash provided (required) by investing activities	(118.8)	(224.6)	(8.3)	(4.4)	(356.1)

Financing activities:
Excess tax benefits from stock-based compensation	0.4	—	—	—	0.4
Payments to retire debt	—	(0.8)	(29.6)	—	(30.4)
(Increase) decrease in restricted cash	—	0.2	3.8	6.2	10.2
Shares repurchased	(34.7)	—	—	—	(34.7)
Dividends paid to common shareholders	(16.8)	—	—	—	(16.8)
Purchase of shares to satisfy employee tax on vested stock	(0.1)	—	—	—	(0.1)
Distributions to noncontrolling interest	—	—	(6.8)	—	(6.8)
Distributions to controlling interest in partially-owned subsidiaries	—	—	(4.4)	4.4	—
Change in intercompany financing between entities	(41.9)	45.4	(7.3)	3.8	—
Other	(0.1)	—	(2.0)	—	(2.1)
Net cash provided (required) by financing activities	(93.2)	44.8	(46.3)	14.4	(80.3)

Net increase (decrease) in cash and cash equivalents	(156.9)	3.1	(2.7)	6.2	(150.3)
Cash and cash equivalents at beginning of period	768.3	1.7	51.1	(35.1)	786.0
Cash and cash equivalents at end of period	$611.4	$4.8	$48.4	$(28.9)	$635.7

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
•Executive Summary
•Results of Operations
•Liquidity and Capital Resources
•Contractual Obligations and Commercial Commitments
•Recent Accounting Pronouncements
•Forward-Looking Statements
Our MD&A should be read in conjunction with the unaudited consolidated financial statements of Trinity Industries, Inc. and subsidiaries ("Trinity," "Company," "we," and "our") and related Notes in Part I, Item 1 of the Quarterly Report on Form 10-Q and Item 8, Financial Statements and Supplementary Data, of the Annual Report on Form 10-K for the year-ended December 31, 2016.
Executive Summary
The Company's revenues for the three months ended March 31, 2017 were $877.3 million representing a decrease of $310.6 million or 26.1% for the same period in 2016. Operating profit for the three months ended March 31, 2017 totaled $116.6 million compared to $203.4 million for the same period in 2016. The decrease in both revenues and operating profit for the three months ended March 31, 2017, when compared to the prior year period, resulted primarily from lower volumes in our Rail and Inland Barge Groups. Revenues and operating profit generated by our Energy Equipment Group decreased for the three months ended March 31, 2017 primarily as a result of lower delivery volumes in our structural wind towers business and other product lines. When compared to the same period in 2016, revenues produced by our Construction Products Group were substantially unchanged for the three months ended March 31, 2017 as lower volumes in the construction aggregates business were offset by volume increases in the Group's highway products and other businesses. Revenues from the Leasing Group were substantially unchanged for the three months ended March 31, 2017, when compared to the prior year period, while operating profit increased primarily due to net additions to the lease fleet and lower fleet maintenance and compliance expenses. There were no sales of leased railcars during the three months ended March 31, 2017.
Selling, engineering, and administrative expenses increased by 6.0% for the three months ended March 31, 2017, when compared to the prior year period primarily due to higher legal and litigation-related expenses. The Company's headcount, including both production and non-production personnel, has decreased approximately 27% since March 31, 2016 and approximately 14% since the end of 2016 primarily due to actions taken to realign our costs with current market conditions.
Net income for the three months ended March 31, 2017 was $51.7 million compared with $102.1 million for the same period in 2016. Net income attributable to Trinity Industries, Inc. common stockholders for the three months ended March 31, 2017 was $46.0 million compared with $97.2 million for the prior year period.
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

As of March 31, 2017 and 2016 our backlog of firm orders was as follows:

	March 31, 2017	March 31, 2016
	(in millions)
Rail Group
External Customers	$1,986.9	$3,370.9
Leasing Group	719.8	1,345.9
	$2,706.7	$4,716.8
Inland Barge Group	$109.9	$318.7
Wind towers	$1,038.1	$263.4
For the three months ended March 31, 2017, our rail manufacturing businesses received orders for 970 railcars. The change in backlog as of March 31, 2017 compared with our backlog as of March 31, 2016 reflects the value of orders taken, net of cancellations, executory contract change orders and price modifications, and orders delivered during the period. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery as customers may alternatively choose to purchase railcars as external sales from the Rail Group. The Company does not report backlog from its utility structures business because certain contracts contain partial order cancellation provisions.
During the three months ended March 31, 2017 and 2016, the Company received proceeds from the sales of leased railcars as follows:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$—	$8.0
Railcars owned more than one year at the time of sale	—	6.7
Rail Group	—	8.1
	$—	$22.8
In December 2015, the Company’s Board of Directors renewed its $250 million share repurchase program effective January 1, 2016 through December 31, 2017. Under the program, no shares were repurchased during the three months ended March 31, 2017. As of March 31, 2017, the remaining authorization under the program totaled $215.4 million.
A current summary of the Company's Highway Products litigation is provided in Note 18 of the Consolidated Financial Statements.

Results of Operations
Overall Summary
Revenues

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
	($ in millions)
Rail Group	$286.0	$192.3	$478.3	$543.2	$303.7	$846.9	(43.5)%
Construction Products Group	120.9	2.2	123.1	121.6	3.3	124.9	(1.4)
Inland Barge Group	62.7	—	62.7	110.8	—	110.8	(43.4)
Energy Equipment Group	227.8	27.6	255.4	232.5	40.9	273.4	(6.6)
Railcar Leasing and Management Services Group	178.6	0.3	178.9	177.8	0.7	178.5	0.2
All Other	1.3	21.5	22.8	2.0	19.9	21.9	4.1
Segment Totals before Eliminations	877.3	243.9	1,121.2	1,187.9	368.5	1,556.4	(28.0)
Eliminations – Lease subsidiary	—	(181.0)	(181.0)	—	(283.3)	(283.3)
Eliminations – Other	—	(62.9)	(62.9)	—	(85.2)	(85.2)
Consolidated Total	$877.3	$—	$877.3	$1,187.9	$—	$1,187.9	(26.1)

Our revenues for the three months ended March 31, 2017 decreased by 26% from the prior year period primarily as a result of reduced volumes in our Rail and Inland Barge Groups. Revenues from our Construction Products Group were substantially unchanged for the three months ended March 31, 2017 as lower volumes in the construction aggregates business were offset by volume increases in the Group's highway products and other businesses. In our Energy Equipment Group, lower volumes in our structural wind towers and other businesses resulted in lower revenues for the three months ended March 31, 2017 when compared to the prior year. Revenues from our Leasing Group were substantially unchanged as higher leasing and management revenues were offset by a reduced volume of leased railcar sales for the three months ended March 31, 2017 when compared to the prior year period.
Operating Costs

	Three Months Ended March 31,
	2017	2016
	(in millions)
Rail Group	$427.6	$689.7
Construction Products Group	107.5	109.0
Inland Barge Group	56.3	98.2
Energy Equipment Group	225.6	236.0
Railcar Leasing and Management Services Group	93.9	104.3
All Other	27.4	27.0
Segment Totals before Eliminations and Corporate Expenses	938.3	1,264.2
Corporate	35.0	24.7
Eliminations – Lease subsidiary	(152.1)	(217.8)
Eliminations – Other	(60.5)	(86.6)
Consolidated Total	$760.7	$984.5
Operating costs for the three months ended March 31, 2017 decreased by 22.7% over the same period in 2016 primarily due to lower shipment levels in our Rail and Inland Barge Groups. Operating costs in our Energy Equipment Group decreased for the three months ended March 31, 2017 primarily due to lower volumes in our structural wind towers and other businesses. Selling, engineering, and administrative expenses, including Corporate expenses, increased for the three months ended March 31, 2017, by 6.0% primarily due to higher legal and litigation-related expenses. As a percentage of revenue, selling, engineering, and administrative expenses were 11.7% for the three months ended March 31, 2017 as compared to 8.1% for the same period in 2016.
Operating Profit (Loss)

	Three Months Ended March 31,
	2017	2016
	(in millions)
Rail Group	$50.7	$157.2
Construction Products Group	15.6	15.9
Inland Barge Group	6.4	12.6
Energy Equipment Group	29.8	37.4
Railcar Leasing and Management Services Group	85.0	74.2
All Other	(4.6)	(5.1)
Segment Totals before Eliminations and Corporate Expenses	182.9	292.2
Corporate	(35.0)	(24.7)
Eliminations – Lease subsidiary	(28.9)	(65.5)
Eliminations – Other	(2.4)	1.4
Consolidated Total	$116.6	$203.4
Our operating profit for the three months ended March 31, 2017 decreased by 42.7% when compared to the same period in 2016 primarily as a result of lower shipment volumes in our Rail and Inland Barge Groups. Operating profit was affected by additional costs associated with aligning our production footprint with demand in several of our business groups. Operating profit in the Construction Products Group was substantially unchanged for the three months ended March 31, 2017 when compared to the prior year period. Operating profit in our Energy Equipment Group decreased for the three months ended March 31, 2017 when compared to the same period in the prior year as a result of lower volumes from our structural wind towers and other businesses. Operating profit in our Leasing Group increased for the three months ended March 31, 2017 over the same period during the prior year primarily as a result of net additions to the lease fleet and lower maintenance and compliance costs partially offset by a reduced volume of leased railcar sales.

For a further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.
Other Income and Expense. Other income and expense is summarized in the following table:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Interest income	$(1.7)	$(1.2)
Interest expense	45.0	45.8
Other, net	0.8	(0.7)
Consolidated Total	$44.1	$43.9
Income Taxes. The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate on income before income taxes:

	Three Months Ended March 31,
	2017	2016
Statutory rate	35.0%	35.0%
State taxes	1.4	1.1
Noncontrolling interest in partially-owned subsidiaries	(0.4)	(1.3)
Changes in valuation allowance and reserves	0.2	—
Settlements with tax authorities	(8.0)	—
Other, net	0.5	1.2
Effective rate	28.7%	36.0%
Our effective tax rate reflects the Company's estimate for 2017 of its state income tax expense, income attributable to the noncontrolling interests in partially-owned leasing subsidiaries for which no income tax expense is provided, and the impact of the completion of income tax audits that resulted in a net tax benefit. See Note 5 of the Consolidated Financial Statements for a further explanation of activities with respect to our partially-owned leasing subsidiaries. Income tax payments during the three months ended March 31, 2017 totaled $3.3 million. The total net income tax receivable position at March 31, 2017 amounted to $132.3 million. During the three months ended March 31, 2017, the Internal Revenue Service ("IRS") formally closed its audit of the 2006-2009 tax years and, accordingly, we have adjusted unrecognized tax benefits and deferred tax amounts related to these tax years resulting in a $5.8 million tax benefit. The 2013 and 2015 tax years are currently under IRS audit examination. All remaining IRS examinations have been previously closed.
See Note 13 of the Consolidated Financial Statements for a further discussion of income taxes.

Segment Discussion
Rail Group

	Three Months Ended March 31,
	2017	2016	Percent
	($ in millions)		Change
Revenues:
Railcars	$425.1	$802.4	(47.0)%
Components and maintenance services	53.2	44.5	19.6
Total revenues	478.3	846.9	(43.5)

Operating costs:
Cost of revenues	413.4	672.4	(38.5)
Selling, engineering, and administrative costs	14.2	17.3	(17.9)
Operating profit	$50.7	$157.2	(67.7)
Operating profit margin	10.6%	18.6%
As of March 31, 2017 and 2016 our Rail Group backlog of railcars was as follows:

	As of March 31,
	2017	2016
	(in millions)
External Customers	$1,986.9	$3,370.9
Leasing Group	719.8	1,345.9
Total	$2,706.7	$4,716.8
The changes in the number of railcars in the Rail Group backlog are as follows:

	Three Months Ended March 31,
	2017	2016
Beginning balance	29,220	48,885
Orders received	970	1,620
Shipments	(3,770)	(7,145)
Ending balance	26,420	43,360
Revenues and cost of revenues decreased for the three months ended March 31, 2017 by 43.5% and 38.5%, respectively, when compared to the prior year period primarily resulting from a decrease in railcar unit deliveries.
Unit decreases and lower prices decreased total backlog dollars by 42.6% when comparing March 31, 2017 to the prior year period. The average selling price in the backlog at March 31, 2017 was 5.8% lower as compared to March 31, 2016 primarily due to pricing and product mix changes. The backlog dedicated to the Leasing Group is supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery as customers may alternately choose to purchase railcars as external sales from the Rail Group.
During the three months ended March 31, 2017, railcar shipments included sales to the Leasing Group of $181.0 million with a deferred profit of $28.9 million, representing 1,731 railcars, compared to $283.3 million with a deferred profit of $65.5 million, representing 2,410 railcars, in the comparable period in 2016. There were no railcar shipments of leased railcars to third parties during the three months ended March 31, 2017. During the three months ended March 31, 2016, railcar shipments included sales of leased railcars to third parties of $8.1 million.

Construction Products Group

	Three Months Ended March 31,
	2017	2016	Percent
	($ in millions)		Change
Revenues:
Highway products	$63.5	$62.7	1.3%
Construction aggregates	49.6	53.7	(7.6)
Other	10.0	8.5	17.6
Total revenues	123.1	124.9	(1.4)

Operating costs:
Cost of revenues	88.6	89.6	(1.1)
Selling, engineering, and administrative costs	19.0	19.6	(3.1)
Property disposition gains	(0.1)	(0.2)	(50.0)
Operating profit	$15.6	$15.9	(1.9)
Operating profit margin	12.7%	12.7%
Revenues and cost of revenues for the Group decreased by 1.4% and 1.1%, respectively, for the three months ended March 31, 2017, when compared to the same period in 2016. The decrease in revenues resulted primarily from lower volumes in our construction aggregates business, partially offset by higher volumes in our highway products and other businesses. The decrease in cost of revenues resulted from lower volumes in our construction aggregates business and lower costs in our highway products business from improved manufacturing efficiencies partially offset by higher volumes in our other businesses. Selling, engineering, and administrative costs decreased by 3.1% for the three months ended March 31, 2017 compared to the same period in 2016.

Inland Barge Group

	Three Months Ended March 31,
	2017	2016	Percent
	($ in millions)		Change
Revenues	$62.7	$110.8	(43.4)%

Operating costs:
Cost of revenues	53.3	94.4	(43.5)
Selling, engineering, and administrative costs	3.0	3.8	(21.1)
Operating profit	$6.4	$12.6	(49.2)
Operating profit margin	10.2%	11.4%
Revenues and cost of revenues decreased for the three months ended March 31, 2017 by 43.4% and 43.5%, respectively, compared to the same period in 2016 primarily from lower barge deliveries and product mix changes. Selling, engineering, and administrative costs decreased for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to lower compensation costs.
As of March 31, 2017, the backlog for the Inland Barge Group was $109.9 million compared to $318.7 million as of March 31, 2016.

Energy Equipment Group

	Three Months Ended March 31,
	2017	2016	Percent
	($ in millions)		Change
Revenues:
Wind towers and utility structures	$180.8	$186.6	(3.1)%
Other	74.6	86.8	(14.1)
Total revenues	255.4	273.4	(6.6)

Operating costs:
Cost of revenues	207.2	217.2	(4.6)
Selling, engineering, and administrative costs	18.4	18.8	(2.1)
Operating profit	$29.8	$37.4	(20.3)
Operating profit margin	11.7%	13.7%
Revenues for the three months ended March 31, 2017 decreased by 6.6% when compared to the same period in 2016. Revenues from our wind towers and utility structures product lines decreased by 3.1% for the three months ended March 31, 2017 due primarily to a decrease in wind towers shipping volumes. Revenues from other product lines for the three months ended March 31, 2017 decreased by 14.1% when compared to the same period in 2016 primarily as a result of decreases in shipping volumes. Other revenues include results primarily from our storage and distribution containers and tank heads product lines. Similarly, cost of revenues decreased by 4.6% for the three months ended March 31, 2017 compared to 2016 due to lower volumes in our wind tower and other product lines. Selling, engineering, and administrative costs decreased by 2.1% for the three months ended March 31, 2017 resulting primarily from lower compensation expenses.
The backlog for wind towers was $1.0 billion and $263.4 million at March 31, 2017 and 2016, respectively. The Company does not report backlog from its utility structures business because certain contracts contain partial order cancellation provisions.

Railcar Leasing and Management Services Group

	Three Months Ended March 31,
	2017	2016	Percent
	($ in millions)		Change
Revenues:
Leasing and management	$178.9	$170.5	4.9%
Sales of railcars owned one year or less at the time of sale	—	8.0	*
Total revenues	$178.9	$178.5	0.2

Operating profit:
Leasing and management	$85.0	$69.8	21.8
Railcar sales:
Railcars owned one year or less at the time of sale	—	2.3	*
Railcars owned more than one year at the time of sale	—	2.1	*
Total operating profit	$85.0	$74.2	14.6

Operating profit margin:
Leasing and management	47.5%	40.9%
Railcar sales	*	*
Total operating profit margin	47.5%	41.6%

Selected expense information(1):
Depreciation	$42.1	$37.4	12.6
Maintenance and compliance	$20.5	$31.6	(35.1)
Rent	$10.1	$9.5	6.3
Interest	$30.6	$31.8	(3.8)
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
Total revenues were substantially unchanged for the three months ended March 31, 2017 compared to 2016. Leasing and management revenues for the three months ended March 31, 2017 increased 4.9% compared to 2016 due to net fleet additions partially offset by the effect of lower average rental rates. No sales of railcars owned one year or less occurred for the three months ended March 31, 2017 compared with $8.0 million in leased railcar sales during the three months ended March 31, 2016.
During the three months ended March 31, 2017 and 2016, the Company received proceeds from the sales of leased railcars as follows:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$—	$8.0
Railcars owned more than one year at the time of sale	—	6.7
Rail Group	—	8.1
	$—	$22.8
Operating profit increased by 14.6% for the three months ended March 31, 2017 compared to 2016 primarily due to lower fleet maintenance and compliance expenses, partially offset by a lower volume of railcar sales.
The Leasing Group generally uses cash or its non-recourse warehouse loan facility to provide initial funding for a portion of the purchase price of the railcars. After initial funding, the Leasing Group may obtain long-term financing for the railcars in the lease fleet through non-recourse asset-backed securities; long-term non-recourse operating leases pursuant to sales/leaseback transactions; long-term recourse debt such as equipment trust certificates; or third-party equity. See Other Investing and Financing Activities.

Information regarding the Leasing Group’s lease fleet, owned through its wholly-owned and partially-owned subsidiaries, follows:

	March 31, 2017	March 31, 2016
Number of railcars:
Wholly-owned	62,255	54,325
Partially-owned	24,665	24,730
	86,920	79,055
Average age in years	8.3	8.1
Average remaining lease term in years	3.5	3.2
Fleet utilization	97.5%	97.2%

All Other

	Three Months Ended March 31,
	2017	2016	Percent
	($ in millions)		Change
Revenues	$22.8	$21.9	4.1%

Operating costs:
Cost of revenues	26.1	24.7	5.7
Selling, engineering, and administrative costs	1.8	2.0	(10.0)
Property disposition (gains) losses	(0.5)	0.3
Operating loss	$(4.6)	$(5.1)	*
* not meaningful
Revenues and cost of revenues increased for the three months ended March 31, 2017 compared to 2016 primarily due to an increase in services provided by our facilities maintenance operations.

Corporate

	Three Months Ended March 31,
	2017	2016	Percent
	($ in millions)		Change
Operating costs	$35.0	$24.7	41.7%
Operating costs for the three months ended March 31, 2017 increased when compared to 2016 primarily due to higher legal and litigation-related expenses.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Total cash provided by (required by):
Operating activities	$220.1	$286.1
Investing activities	(140.5)	(356.1)
Financing activities	(56.3)	(80.3)
Net increase (decrease) in cash and cash equivalents	$23.3	$(150.3)
Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2017 was $220.1 million compared to net cash provided by operating activities of $286.1 million for the three months ended March 31, 2016. Cash flow provided by operating activities decreased primarily due to lower net income and an increase in receivables for the three months ended March 31, 2017 when compared to the prior year period.
Receivables at March 31, 2017 decreased by $24.1 million or 5.0% since December 31, 2016 primarily due to lower trade receivables in our Rail Group partially offset by a higher income tax receivable. Raw materials inventory at March 31, 2017 decreased by $26.7 million or 8.8% since December 31, 2016 primarily attributable to lower levels in our Rail and Inland Barge Groups from lower production volumes. At March 31, 2017, work in process inventory decreased by $3.5 million or 1.8% primarily in our Barge Group while finished goods inventory decreased by $3.5 million or 2.0% since December 31, 2016 due to higher inventory balances carried at the previous year end for scheduled shipments in early 2017 in our Energy Equipment Group. Accounts payable increased slightly by $0.3 million, while accrued liabilities decreased by $26.6 million from December 31, 2016 primarily due to lower compensation-related accruals. We continually review reserves related to bad debt as well as the adequacy of lower of cost or market valuations related to accounts receivable and inventory.
Investing Activities. Net cash required by investing activities for the three months ended March 31, 2017 was $140.5 million compared to $356.1 million for the three months ended March 31, 2016. Capital expenditures for the three months ended March 31, 2017 were $187.2 million, which included $162.9 million for additions to the lease fleet. This compares to $249.1 million of capital expenditures for the same period last year, which included $228.5 million for additions to the lease fleet less $5.7 million for the cost of sold lease fleet railcars owned one year or less. Proceeds from the sale of property, plant, and equipment and other assets totaled $3.6 million for the three months ended March 31, 2017. There were no railcar sales from the lease fleet owned more than one year at the time of sale. This compares to $7.8 million for the same period in 2016, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $6.7 million. Full-year manufacturing/corporate capital expenditures for 2017 are projected to range between $100.0 million and $130.0 million. For 2017, we anticipate a net investment in our wholly-owned lease fleet of between $180.0 million and $230.0 million, after taking into account the proceeds from sales of leased railcars. Short-term marketable securities decreased by $42.6 million and increased by $115.0 million for the three months ended March 31, 2017 and 2016, respectively. There was no acquisition or divestiture activity for the three months ended March 31, 2017 and 2016.
Financing Activities. Net cash required by financing activities during the three months ended March 31, 2017 was $56.3 million compared to $80.3 million of cash required by financing activities for the same period in 2016. During the three months ended March 31, 2017, we retired $26.7 million in debt as scheduled. During the three months ended March 31, 2016, we retired $30.4 million in debt as scheduled. We intend to use our cash and committed credit facilities to fund the operations, expansions, and growth initiatives of the Company. Additionally, we may use our cash and committed credit facilities to retire or repurchase the Company's outstanding debt prior to its stated maturity or repurchase shares of its common stock.
Other Investing and Financing Activities
The $1.0 billion TILC warehouse loan facility, established to finance railcars owned by TILC, had $202.0 million in outstanding borrowings as of March 31, 2017. Under the facility, $798.0 million was unused and available as of March 31, 2017 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation which expires in April 2018 and is secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 2.78% at March 31, 2017. Amounts outstanding at maturity, absent renewal, are payable under the facility in April 2019.

As of March 31, 2017, we had letters of credit issued under our $600 million revolving credit facility in an aggregate principal amount of $92.3 million, leaving $507.7 million available for borrowing. Other than these letters of credit, there were no borrowings under our revolving credit facility as of March 31, 2017, or for the three month period then ended. Borrowings under the credit facility bear interest at a defined index rate plus a margin and are guaranteed by certain 100%-owned subsidiaries of the Company.
In December 2015, the Company’s Board of Directors renewed its $250 million share repurchase program effective January 1, 2016 through December 31, 2017. Under the program, no shares were repurchased during the three months ended March 31, 2017. As of March 31, 2017, the remaining authorization under the program totaled $215.4 million
During the three months ended March 31, 2017 and 2016, the Company received proceeds from the sales of leased railcars as follows:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$—	$8.0
Railcars owned more than one year at the time of sale	—	6.7
Rail Group	—	8.1
	$—	$22.8
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
Equity Investment
See Note 5 of the Notes to Consolidated Financial Statements for information about the Company's investment in partially-owned leasing subsidiaries.
Future Operating Requirements
We expect to finance future operating requirements with cash, cash equivalents, and short-term marketable securities; cash flows from operations; and, depending on market conditions, short-term debt, long-term debt, and equity. Debt instruments that the Company has utilized include its revolving credit facility, the TILC warehouse facility, senior notes, convertible subordinated notes, asset-backed securities, and sale-leaseback transactions. As of March 31, 2017, the Company had unrestricted cash, cash equivalents, and short-term marketable securities balances of $778.8 million, and $507.7 million available under its revolving credit facility. Under the TILC warehouse facility, $798.0 million was unused and available as of March 31, 2017 based on the amount of warehouse-eligible, unpledged equipment. The Company believes it has access to adequate capital resources to fund operating requirements and is an active participant in the capital markets.
Off Balance Sheet Arrangements
See Note 6 and Note 11 of the Notes to Consolidated Financial Statements for information about off balance sheet arrangements.

Derivative Instruments
We may use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also may use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 Fair Value Accounting of the Notes to Consolidated Financial Statements for discussion of how the Company valued its commodity hedges and interest rate swap at March 31, 2017. See Note 11 Debt of the Notes to Consolidated Financial Statements for a description of the Company's debt instruments.
Interest rate hedges

			Included in accompanying balance sheet at March 31, 2017
	Notional Amount	Interest Rate(1)	Liability	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(0.6)	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$5.4	$7.3
Open hedge:
TRIP Master Funding secured railcar equipment notes	$37.0	2.62%	$0.7	$0.3	$0.4

(1)	Weighted average fixed interest rate

	Effect on interest expense - increase/(decrease)
	Three Months Ended March 31,		Expected effect during next twelve months(1)
	2017	2016
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$(0.1)	$(0.1)	$(0.2)
TRIP Holdings warehouse loan	$1.2	$1.2	$4.1
Open hedge:
TRIP Master Funding secured railcar equipment notes	$0.2	$0.3	$0.5
(1) Based on the fair value of open hedge as of March 31, 2017
During 2005 and 2006, we entered into interest rate swap derivatives in anticipation of issuing our 2006 Secured Railcar Equipment Notes. These derivative instruments, with a notional amount of $200.0 million, were settled in 2006 and fixed the interest rate on a portion of the related debt issuance. These derivative instrument transactions are being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in Accumulated Other Comprehensive Loss ("AOCL") through the date the related debt issuance closed in 2006. The balance is being amortized over the term of the related debt. The effect on interest expense is due to amortization of the AOCL balance.
Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $4.1 million of additional interest expense expected to be recognized during the twelve months following March 31, 2017. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with an initial notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The effect on interest expense is primarily a result of monthly interest settlements.
See Note 11 Debt of the Notes to Consolidated Financial Statements regarding the related debt instruments.
Other Derivatives
Natural gas and diesel fuel

We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The effect on operating income for these instruments was not significant. The amount recorded in the consolidated balance sheets as of March 31, 2017 and December 31, 2016 for these instruments was an asset of $0.1 million and $0.3 million, respectively.

Contractual Obligation and Commercial Commitments
As of March 31, 2017, contractual obligations related to letters of credit remained unchanged at $92.3 million from December 31, 2016. Refer to Note 11 of the Consolidated Financial Statements for changes to our outstanding debt and maturities. Contractual obligations that relate to operating leases including sale/leaseback transactions were substantially unchanged as of March 31, 2017. See Note 6 of the Consolidated Financial Statements regarding operating lease obligations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2016 as set forth in Item 7A of our 2016 Form 10-K. Refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of debt-related activity and the impact of hedging activity for the three months ended March 31, 2017.

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

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Item 1A of our 2016 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended March 31, 2017:

Period	Number of Shares Purchased(1)	Average Price Paid per Share (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2017 through January 31, 2017	306	$28.05	—	$215,375,299
February 1, 2017 through February 28, 2017	935	$27.46	—	$215,375,299
March 1, 2017 through March 31, 2017	798	$26.16	—	$215,375,299
Total	2,039	$27.04	—	$215,375,299
(1) These columns include the following transactions during the three months ended March 31, 2017: (i) the surrender to the Company of 569 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and (ii) the purchase of 1,470 shares of common stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust.
(2) In December 2015, the Company’s Board of Directors renewed its $250 million share repurchase program effective January 1, 2016 through December 31, 2017. Under the program, no shares were repurchased during the three months ended March 31, 2017. The approximate dollar value of shares that were eligible to be repurchased under such share repurchase program is shown as of the end of such month or quarter.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-Q.

Item 5. Other Information
None.

Item 6. Exhibits

NO.	DESCRIPTION
4.1
Third Supplemental Indenture dated April 20, 2017, by and among Trinity Industries, Inc., certain of its subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee (filed herewith).

10.1	Supplement to Subsidiary Guaranty, dated April 20, 2017, in favor of JPMorgan Chase Bank, N.A. as Administrative Agent (filed herewith).
31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
32.1	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
95	Mine Safety Disclosure Exhibit (filed herewith).
101.INS	XBRL Instance Document (filed electronically herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith).
_____________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By	/s/ James E. Perry
Registrant
James E. Perry
Senior Vice President and
Chief Financial Officer
April 26, 2017

INDEX TO EXHIBITS

NO.	DESCRIPTION
4.1
Third Supplemental Indenture dated April 20, 2017, by and among Trinity Industries, Inc., certain of its subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee (filed herewith).

10.1	Supplement to Subsidiary Guaranty, dated April 20, 2017, in favor of JPMorgan Chase Bank, N.A. as Administrative Agent (filed herewith).
31.1	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
31.2	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
32.1	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
95	Mine Safety Disclosure Exhibit (filed herewith).
101.INS	XBRL Instance Document (filed electronically herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith).
____________