Form 10-Q
period 2017-06-30
TRINITY INDUSTRIES INC
filed 2017-07-26
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At July 14, 2017 the number of shares of common stock outstanding was 151,335,584.

TRINITY INDUSTRIES, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions, except per share amounts)
Revenues:
Manufacturing	$713.6	$888.8	$1,412.3	$1,898.9
Leasing	191.9	296.1	370.5	473.9
	905.5	1,184.9	1,782.8	2,372.8
Operating costs:
Cost of revenues:
Manufacturing	589.7	719.1	1,165.8	1,513.0
Leasing	92.2	178.6	175.8	274.6
	681.9	897.7	1,341.6	1,787.6
Selling, engineering, and administrative expenses:
Manufacturing	61.4	60.3	117.9	121.7
Leasing	13.1	11.7	23.9	22.1
Other	38.3	34.7	73.3	59.4
	112.8	106.7	215.1	203.2
Gains (losses) on dispositions of property:
Net gains on railcar lease fleet sales owned more than one year at the time of sale	23.7	11.4	23.7	13.5
Other	0.7	(0.3)	2.0	(0.5)
	24.4	11.1	25.7	13.0
Total operating profit	135.2	191.6	251.8	395.0
Other (income) expense:
Interest income	(2.3)	(1.3)	(4.0)	(2.5)
Interest expense	45.7	45.6	90.7	91.4
Other, net	0.5	(4.9)	1.3	(5.6)
	43.9	39.4	88.0	83.3
Income before income taxes	91.3	152.2	163.8	311.7
Provision for income taxes	37.3	53.4	58.1	110.8
Net income	54.0	98.8	105.7	200.9
Net income attributable to noncontrolling interest	2.9	4.2	8.6	9.1
Net income attributable to Trinity Industries, Inc.	$51.1	$94.6	$97.1	$191.8

Net income attributable to Trinity Industries, Inc. per common share:
Basic	$0.34	$0.62	$0.64	$1.25
Diluted	$0.33	$0.62	$0.63	$1.25
Weighted average number of shares outstanding:
Basic	149.1	147.8	148.9	148.7
Diluted	151.0	147.8	151.0	148.7
Dividends declared per common share	$0.13	$0.11	$0.24	$0.22
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Net income	$54.0	$98.8	$105.7	$200.9
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized losses arising during the period, net of tax benefit of $-, $-, $-, and $0.2	(0.2)	(0.3)	(0.2)	(0.7)
Reclassification adjustments for losses included in net income, net of tax benefit of $-, $0.1, $0.3, and $0.5	1.2	1.2	2.2	2.2
Currency translation adjustment	0.5	0.3	0.8	1.8
Defined benefit plans:
Amortization of net actuarial losses, net of tax benefit of $0.5, $0.5, $0.9, and $1.0	0.7	0.8	1.5	1.6
	2.2	2.0	4.3	4.9
Comprehensive income	56.2	100.8	110.0	205.8
Less: comprehensive income attributable to noncontrolling interest	3.6	4.9	10.1	10.3
Comprehensive income attributable to Trinity Industries, Inc.	$52.6	$95.9	$99.9	$195.5
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2017	December 31, 2016
	(unaudited)
	(in millions)
ASSETS
Cash and cash equivalents	$808.7	$563.4
Short-term marketable securities	179.6	234.7
Receivables, net of allowance	351.4	378.7
Income tax receivable	182.7	102.1
Inventories:
Raw materials and supplies	294.7	302.5
Work in process	172.6	189.5
Finished goods	160.0	173.8
	627.3	665.8
Restricted cash, including partially-owned subsidiaries of $77.0 and $78.4	194.8	178.2
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $1,981.7 and $1,979.8	8,213.6	7,981.0
Less accumulated depreciation, including partially-owned subsidiaries of $391.4 and $364.9	(2,140.4)	(2,014.2)
	6,073.2	5,966.8
Goodwill	754.7	754.1
Other assets	279.7	281.5
	$9,452.1	$9,125.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$167.1	$156.1
Accrued liabilities	412.4	426.1
Debt:
Recourse, net of unamortized discount of $17.9 and $27.1	859.0	850.6
Non-recourse:
Wholly-owned subsidiaries	1,069.0	840.0
Partially-owned subsidiaries	1,342.0	1,366.0
	3,270.0	3,056.6
Deferred income	22.0	23.5
Deferred income taxes	1,210.7	1,072.9
Other liabilities	54.4	79.0
	5,136.6	4,814.2
Stockholders’ equity:
Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – 400.0 shares authorized	1.6	1.6
Capital in excess of par value	483.0	534.6
Retained earnings	3,557.4	3,497.3
Accumulated other comprehensive loss	(110.7)	(113.5)
Treasury stock	(1.6)	(1.5)
	3,929.7	3,918.5
Noncontrolling interest	385.8	392.6
	4,315.5	4,311.1
	$9,452.1	$9,125.3
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2017	2016
	(in millions)
Operating activities:
Net income	$105.7	$200.9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146.5	139.9
Stock-based compensation expense	13.8	22.8
Excess tax benefits from stock-based compensation	—	(0.6)
Provision for deferred income taxes	116.4	126.9
Net gains on railcar lease fleet sales owned more than one year at the time of sale	(23.7)	(13.5)
(Gains) losses on dispositions of property and other assets	(2.0)	0.5
Non-cash interest expense	14.7	14.2
Other	(0.6)	(2.6)
Changes in assets and liabilities:
(Increase) decrease in receivables	(52.8)	(43.4)
(Increase) decrease in inventories	39.6	60.5
(Increase) decrease in other assets	(0.9)	19.7
Increase (decrease) in accounts payable	11.0	4.4
Increase (decrease) in accrued liabilities	(4.9)	(47.8)
Increase (decrease) in other liabilities	(26.7)	4.5
Net cash provided by operating activities	336.1	486.4

Investing activities:
(Increase) decrease in short-term marketable securities	55.1	(115.1)
Proceeds from dispositions of property and other assets	6.0	4.1
Proceeds from railcar lease fleet sales owned more than one year at the time of sale	92.4	37.7
Capital expenditures – leasing, net of sold lease fleet railcars owned one year or less with a net cost of $5.6 and $92.0	(271.6)	(346.0)
Capital expenditures – manufacturing and other	(43.4)	(79.8)
Acquisitions, net of cash acquired	(5.3)	—
Other	(2.1)	2.3
Net cash required by investing activities	(168.9)	(496.8)

Financing activities:
Excess tax benefits from stock-based compensation	—	0.6
Payments to retire debt	(98.3)	(77.6)
Proceeds from issuance of debt	299.4	—
(Increase) decrease in restricted cash	(16.6)	12.5
Shares repurchased	(41.9)	(34.7)
Dividends paid to common shareholders	(33.5)	(33.4)
Purchase of shares to satisfy employee tax on vested stock	(14.0)	(16.1)
Distributions to noncontrolling interest	(16.9)	(10.9)
Other	(0.1)	(2.0)
Net cash provided (required) by financing activities	78.1	(161.6)
Net increase (decrease) in cash and cash equivalents	245.3	(172.0)
Cash and cash equivalents at beginning of period	563.4	786.0
Cash and cash equivalents at end of period	$808.7	$614.0
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value)
Balances at December 31, 2016	152.2	$1.6	$534.6	$3,497.3	$(113.5)	(0.1)	$(1.5)	$3,918.5	$392.6	$4,311.1
Net income	—	—	—	97.1	—	—	—	97.1	8.6	105.7
Other comprehensive income	—	—	—	—	2.8	—	—	2.8	1.5	4.3
Cash dividends on common stock	—	—	—	(36.4)	—	—	—	(36.4)	—	(36.4)
Restricted shares, net	1.6	—	15.6	—	—	(0.6)	(16.0)	(0.4)	—	(0.4)
Shares repurchased	—	—	—	—	—	(1.9)	(52.4)	(52.4)	—	(52.4)
Stock options exercised	—	—	0.2	—	—	—	—	0.2	—	0.2
Disbursements to non-controlling interest	—	—	—	—	—	—	—	—	(16.9)	(16.9)
Retirement of treasury stock	(2.5)	—	(68.3)	—	—	2.5	68.3	—	—	—
Other	—	—	0.9	(0.6)	—	—	—	0.3	—	0.3
Balances at June 30, 2017	151.3	$1.6	$483.0	$3,557.4	$(110.7)	(0.1)	$(1.6)	$3,929.7	$385.8	$4,315.5
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity,” “Company,” “we,” or “our”) including the accounts of its wholly-owned subsidiaries and its partially-owned subsidiaries, TRIP Rail Holdings LLC (“TRIP Holdings”) and RIV 2013 Rail Holdings LLC ("RIV 2013"), in which the Company has a controlling interest. In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of June 30, 2017, and the results of operations for the three and six months ended June 30, 2017 and 2016, and cash flows for the six months ended June 30, 2017 and 2016, have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Because of seasonal and other factors, the results of operations for the six months ended June 30, 2017 may not be indicative of expected results of operations for the year ending December 31, 2017. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2016.
Stockholders' Equity
In December 2015, the Company’s Board of Directors renewed its $250 million share repurchase program effective January 1, 2016 through December 31, 2017. Under the program, 1,942,200 shares were repurchased during the three and six months ended June 30, 2017, at a cost of approximately $52.4 million. Certain shares of stock repurchased during June 2017, totaling $10.5 million, were cash settled in July 2017 in accordance with normal settlement practices. During the six months ended June 30, 2016, the Company repurchased 2,070,600 shares at a cost of approximately $34.7 million. There were no shares repurchased during the three months ended June 30, 2016. As of June 30, 2017, the remaining authorization under the program totaled $163.0 million.
Revenue Recognition
Revenues for contracts providing for a large number of units and few deliveries are recorded as the individual units are produced, inspected, and accepted by the customer as the risk of loss passes to the customer upon delivery acceptance on these contracts. Revenues for certain customer-requested “bill and hold” arrangements, primarily in the Energy Equipment Group, are recognized when all of the following conditions have been met: the risks of ownership have passed to the customer, the customer has made a fixed commitment to purchase the goods, there is a fixed delivery schedule consistent with the customer’s business purpose, the customer’s goods have been segregated from our inventory and are not available to fill other orders, the goods are complete and ready for shipment, and no additional performance obligations exist for the Company. Revenue from rentals and operating leases, including contracts that contain non-level fixed rental payments, is recognized monthly on a straight-line basis. Revenue is recognized from the sales of railcars from the lease fleet on a gross basis in leasing revenues and cost of revenues if the railcar has been owned for one year or less at the time of sale. Sales of railcars from the lease fleet owned for more than one year are recognized as a net gain or loss from the disposal of a long-term asset. Fees for shipping and handling are recorded as revenue. For all other products, we recognize revenue when products are shipped or services are provided.
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
Financial instruments that potentially subject the Company to a concentration of credit risk are primarily cash investments including restricted cash, short-term marketable securities, and receivables. The Company places its cash investments and short-term marketable securities in bank deposits and investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer. Concentrations of credit risk with respect to receivables are limited due to control procedures that monitor the credit worthiness of customers, the large number of customers in the Company's customer base, and their dispersion across different industries and geographic areas. As receivables are generally unsecured, the Company maintains an allowance for doubtful accounts based upon the expected collectibility of all receivables. Receivable balances determined to be uncollectible are charged against the allowance. The carrying values of cash, short-term marketable securities (using level two inputs), receivables, and accounts payable are considered to be representative of their respective fair values. At June 30, 2017, one Rail Group customer's net receivable balance, all current, accounted for 13% of the consolidated net receivables balance outstanding.

Recent Accounting Pronouncements
On January 1, 2017, the Company adopted Accounting Standards Update 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting”, ("ASU 2016-09”) which changed how companies account for certain aspects of share-based payments to employees. ASU 2016-09 requires, among other things, that excess tax benefits or deficiencies related to vested awards, previously recognized in stockholders' equity, be included in income tax expense when the awards vest. The adoption of ASU 2016-09 resulted in an adjustment to retained earnings of $0.6 million, net of tax, as of January 1, 2017 related to the cumulative effect of the standard. For the three and six months ended June 30, 2017, the effect on the provision for income taxes included in the consolidated statement of operations was an additional provision of $2.7 million and $2.4 million, respectively.
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

Note 2. Acquisitions and Divestitures
In May 2017, we completed the acquisition of the assets of a lightweight aggregates business in our Construction Products Group. The purchase price of the acquisition was not significant. There was no divestiture activity for the three and six months ended June 30, 2017. There was no acquisition or divestiture activity for the three and six months ended June 30, 2016.
In July 2017, we completed the acquisition of the assets of a trench shoring products business in our Construction Products Group for a total purchase price of approximately $42 million.

Note 3. Fair Value Accounting
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of June 30, 2017
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$103.7	$—	$—	$103.7
Restricted cash	194.8	—	—	194.8
Equity instruments(1)	—	1.9	—	1.9
Interest rate hedge(1)	—	2.1	—	2.1
Total assets	$298.5	$4.0	$—	$302.5

Liabilities:
Interest rate hedge:(2)
Partially-owned subsidiaries	$—	$0.7	$—	$0.7
Total liabilities	$—	$0.7	$—	$0.7

	Fair Value Measurement as of December 31, 2016
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$188.7	$—	$—	$188.7
Restricted cash	178.2	—	—	178.2
Equity instruments(1)	—	3.1	—	3.1
Fuel derivative instruments(1)	—	0.3	—	0.3
Total assets	$366.9	$3.4	$—	$370.3

Liabilities:
Interest rate hedge:(2)
Partially-owned subsidiaries	$—	$0.9	$—	$0.9
Total liabilities	$—	$0.9	$—	$0.9
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
The carrying amounts and estimated fair values of our long-term debt are as follows:

	June 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Recourse:
Senior notes	$399.7	$404.9	$399.6	$386.3
Convertible subordinated notes	449.4	565.4	449.4	575.5
Less: unamortized discount	(17.6)		(26.7)
	431.8		422.7
Capital lease obligations	30.3	30.3	32.1	32.1
Other	0.6	0.6	—	—
	862.4	1,001.2	854.4	993.9
Less: unamortized debt issuance costs	(3.4)		(3.8)
	859.0		850.6
Non-recourse:
2006 secured railcar equipment notes	170.5	173.9	194.2	201.5
2009 secured railcar equipment notes	169.4	180.0	172.5	189.9
2010 secured railcar equipment notes	273.5	267.5	280.6	284.3
2017 promissory notes	301.1	301.1	—	—
TILC warehouse facility	167.6	167.6	204.1	204.1
TRL 2012 secured railcar equipment notes	413.8	378.5	425.5	395.6
TRIP Master Funding secured railcar equipment notes	942.3	926.4	955.5	960.6
	2,438.2	2,395.0	2,232.4	2,236.0
Less: unamortized debt issuance costs	(27.2)		(26.4)
	2,411.0		2,206.0
Total	$3,270.0	$3,396.2	$3,056.6	$3,229.9
The estimated fair values of our senior notes and convertible subordinated notes were based on a quoted market price in a market with little activity as of June 30, 2017 and December 31, 2016 (Level 2 input). The estimated fair values of our 2006, 2009, 2010, and 2012 secured railcar equipment notes and TRIP Rail Master Funding LLC (“TRIP Master Funding”) secured railcar equipment notes are based on our estimate of their fair value as of June 30, 2017 and December 31, 2016. These values were determined by discounting their future cash flows at the current market interest rate (Level 3 inputs). The carrying value of our Trinity Industries Leasing Company (“TILC”) warehouse facility and 2017 promissory notes approximate fair value because the interest rate adjusts to the market interest rate (Level 3 input). The fair values of all other financial instruments are estimated to approximate carrying value. See Note 11 Debt for a description of the Company's long-term debt.

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
The financial information for these segments is shown in the tables below. We operate principally in North America.
Three Months Ended June 30, 2017

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$335.4	$130.5	$465.9	$37.0
Construction Products Group	130.7	0.6	131.3	22.3
Inland Barge Group	33.5	—	33.5	0.5
Energy Equipment Group	212.2	26.3	238.5	24.3
Railcar Leasing and Management Services Group	191.9	0.2	192.1	110.8
All Other	1.8	20.9	22.7	(5.7)
Segment Totals before Eliminations and Corporate	905.5	178.5	1,084.0	189.2
Corporate	—	—	—	(38.3)
Eliminations – Lease subsidiary	—	(115.9)	(115.9)	(13.6)
Eliminations – Other	—	(62.6)	(62.6)	(2.1)
Consolidated Total	$905.5	$—	$905.5	$135.2
Three Months Ended June 30, 2016

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$427.7	$265.5	$693.2	$88.8
Construction Products Group	141.7	4.1	145.8	21.5
Inland Barge Group	118.3	—	118.3	14.3
Energy Equipment Group	199.1	41.5	240.6	34.9
Railcar Leasing and Management Services Group	296.1	0.5	296.6	117.7
All Other	2.0	17.7	19.7	(5.2)
Segment Totals before Eliminations and Corporate	1,184.9	329.3	1,514.2	272.0
Corporate	—	—	—	(34.7)
Eliminations – Lease subsidiary	—	(252.1)	(252.1)	(45.9)
Eliminations – Other	—	(77.2)	(77.2)	0.2
Consolidated Total	$1,184.9	$—	$1,184.9	$191.6
Six Months Ended June 30, 2017

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$621.4	$322.8	$944.2	$87.7
Construction Products Group	251.6	2.8	254.4	37.9
Inland Barge Group	96.2	—	96.2	6.9
Energy Equipment Group	440.0	53.9	493.9	54.1
Railcar Leasing and Management Services Group	370.5	0.5	371.0	195.8
All Other	3.1	42.4	45.5	(10.3)
Segment Totals before Eliminations and Corporate	1,782.8	422.4	2,205.2	372.1
Corporate	—	—	—	(73.3)
Eliminations – Lease subsidiary	—	(296.9)	(296.9)	(42.5)
Eliminations – Other	—	(125.5)	(125.5)	(4.5)
Consolidated Total	$1,782.8	$—	$1,782.8	$251.8

Six Months Ended June 30, 2016

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$970.9	$569.2	$1,540.1	$246.0
Construction Products Group	263.3	7.4	270.7	37.4
Inland Barge Group	229.1	—	229.1	26.9
Energy Equipment Group	431.6	82.4	514.0	72.3
Railcar Leasing and Management Services Group	473.9	1.2	475.1	191.9
All Other	4.0	37.6	41.6	(10.3)
Segment Totals before Eliminations and Corporate	2,372.8	697.8	3,070.6	564.2
Corporate	—	—	—	(59.4)
Eliminations – Lease subsidiary	—	(535.4)	(535.4)	(111.4)
Eliminations – Other	—	(162.4)	(162.4)	1.6
Consolidated Total	$2,372.8	$—	$2,372.8	$395.0

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
At June 30, 2017, the Company's carrying value of its investment in TRIP Holdings and RIV 2013 totaled $217.3 million. The Company's weighted average ownership interest in TRIP Holdings and RIV 2013 is 39% while the remaining 61% weighted average interest is owned by third-party investor-owned funds. The Company's investments in its partially-owned leasing subsidiaries are eliminated in consolidation.
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

Note 6. Railcar Leasing and Management Services Group
The Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet leasing, management, maintenance, and administrative services. Selected consolidating financial information for the Leasing Group is as follows:

	June 30, 2017
	Leasing Group
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash, cash equivalents, and short-term marketable securities	$8.0	$—	$980.3	$988.3
Property, plant, and equipment, net	$4,077.1	$1,850.1	$953.1	$6,880.3
Net deferred profit on railcars sold to the Leasing Group				(807.1)
Consolidated property, plant and equipment, net				$6,073.2
Restricted cash	$117.7	$77.0	$0.1	$194.8
Debt:
Recourse	$30.2	$—	$850.0	$880.2
Less: unamortized discount	—	—	(17.9)	(17.9)
Less: unamortized debt issuance costs	—	—	(3.3)	(3.3)
	30.2	—	828.8	859.0
Non-recourse	1,082.1	1,356.1	—	2,438.2
Less: unamortized debt issuance costs	(13.1)	(14.1)	—	(27.2)
	1,069.0	1,342.0	—	2,411.0
Total debt	$1,099.2	$1,342.0	$828.8	$3,270.0
Net deferred tax liabilities	$1,035.5	$2.0	$157.1	$1,194.6

	December 31, 2016
	Leasing Group
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash, cash equivalents, and short-term marketable securities	$7.2	$—	$790.9	$798.1
Property, plant, and equipment, net	$3,923.6	$1,879.6	$961.7	$6,764.9
Net deferred profit on railcars sold to the Leasing Group				(798.1)
Consolidated property, plant and equipment, net				$5,966.8
Restricted cash	$99.7	$78.4	$0.1	$178.2
Debt:
Recourse	$32.1	$—	$849.4	$881.5
Less: unamortized discount	—	—	(27.1)	(27.1)
Less: uamortized debt issuance costs	(0.1)	—	(3.7)	(3.8)
	32.0	—	818.6	850.6
Non-recourse	851.4	1,381.0	—	2,232.4
Less: unamortized debt issuance costs	(11.4)	(15.0)	—	(26.4)
	840.0	1,366.0	—	2,206.0
Total debt	$872.0	$1,366.0	$818.6	$3,056.6
Net deferred tax liabilities	$956.6	$2.0	$98.4	$1,057.0
Net deferred profit on railcars sold to the Leasing Group consists of intersegment profit that is eliminated in consolidation and is, therefore, not allocated to an operating segment. See Note 5 Partially-Owned Leasing Subsidiaries and Note 11 Debt for a further discussion regarding the Company’s investment in its partially-owned leasing subsidiaries and the related indebtedness.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Percent	2017	2016	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$185.0	$178.5	3.6%	$363.9	$349.0	4.3%
Sales of railcars owned one year or less at the time of sale	7.1	118.1	*	7.1	126.1	*
Total revenues	$192.1	$296.6	(35.2)	$371.0	$475.1	(21.9)

Operating profit:
Leasing and management	$85.6	$74.5	14.9	$170.6	$144.3	18.2
Railcar sales:
Railcars owned one year or less at the time of sale	1.5	31.8	*	1.5	34.1	*
Railcars owned more than one year at the time of sale	23.7	11.4	*	23.7	13.5	*
Total operating profit	$110.8	$117.7	(5.9)	$195.8	$191.9	2.0

Operating profit margin:
Leasing and management	46.3%	41.7%		46.9%	41.3%
Railcar sales	*	*		*	*
Total operating profit margin	57.7%	39.7%		52.8%	40.4%

Selected expense information(1):
Depreciation	$43.1	$38.7	11.4	$85.2	$76.1	12.0
Maintenance and compliance	$23.9	$31.8	(24.8)	$44.4	$63.4	(30.0)
Rent	$9.9	$9.9	—	$20.0	$19.4	3.1
Interest	$31.3	$31.4	(0.3)	$61.9	$63.2	(2.1)
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
During the six months ended June 30, 2017 and 2016, the Company received proceeds from the sales of leased railcars as follows:

	Six Months Ended June 30,
	2017	2016
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$7.1	$126.1
Railcars owned more than one year at the time of sale	92.4	37.7
Rail Group	—	8.1
	$99.5	$171.9
Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured predominantly by the Rail Group and enters into lease contracts with third parties with terms generally ranging from one to twenty years. The Leasing Group primarily enters into operating leases. Future contractual minimum rental revenues on leases are as follows:

	Remaining six months of 2017	2018	2019	2020	2021	Thereafter	Total
	(in millions)
Future contractual minimum rental revenue	$271.9	$478.2	$392.6	$313.0	$215.3	$478.2	$2,149.2
Debt. The Leasing Group’s debt at June 30, 2017 consisted primarily of non-recourse debt. As of June 30, 2017, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $1,729.8 million which is pledged as collateral for Leasing Group debt held by those subsidiaries, including equipment with a net book value of $41.4 million securing capital lease obligations. The net book value of unpledged equipment at June 30, 2017 was $2,281.5 million. See Note 11 Debt for the form, maturities, and descriptions of Leasing Group debt.
Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is nonrecourse to Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. TRIP Master Funding equipment with a net book value of $1,290.1 million is pledged as collateral for the TRIP Master Funding debt. TRL 2012 equipment with a net book value of $560.0 million is pledged solely as collateral for the TRL 2012 secured railcar equipment notes. See Note 5 Partially-Owned Leasing Subsidiaries for a description of TRIP Holdings and RIV 2013.
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
These Leasing Group subsidiaries had total assets as of June 30, 2017 of $145.6 million, including cash of $54.1 million and railcars of $63.7 million. The subsidiaries' cash, railcars, and an interest in each sublease are pledged to collateralize the lease obligations to the Trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiaries’ lease obligations. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties to be available to Trinity. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future contractual minimum rental revenues related to these leases due to the Leasing Group are as follows:

	Remaining six months of 2017	2018	2019	2020	2021	Thereafter	Total
	(in millions)
Future operating lease obligations of Trusts’ railcars	$14.6	$29.2	$28.8	$26.1	$26.1	$117.9	$242.7
Future contractual minimum rental revenues of Trusts’ railcars	$21.6	$34.2	$23.5	$14.3	$9.5	$13.7	$116.8
Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to operating leases other than leases discussed above are as follows:

	Remaining six months of 2017	2018	2019	2020	2021	Thereafter	Total
	(in millions)
Future operating lease obligations	$5.9	$12.0	$9.5	$7.7	$7.6	$13.5	$56.2
Future contractual minimum rental revenues	$6.7	$9.2	$6.8	$4.5	$3.3	$4.1	$34.6
Operating lease obligations totaling $7.4 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries. See Note 6 of the December 31, 2016 Consolidated Financial Statements filed on Form 10-K for a detailed explanation of these financing transactions.

Note 7. Derivative Instruments
We may use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also may use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 Fair Value Accounting for discussion of how the Company valued its commodity hedges and interest rate swap at June 30, 2017. See Note 11 Debt for a description of the Company's debt instruments.
Interest rate hedges

			Included in accompanying balance sheet at June 30, 2017
	Notional Amount	Interest Rate(1)	Asset / (liability)	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(0.5)	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$4.9	$6.6
Open hedge:
TRIP Master Funding secured railcar equipment notes	$35.4	2.62%	$(0.7)	$0.3	$0.4
2017 promissory notes	$180.7	3.00%	$2.1	$0.2	$—

(1)	Weighted average fixed interest rate, except for 2017 promissory notes. Interest rate cap for 2017 promissory notes.

	Effect on interest expense - increase/(decrease)
	Three Months Ended June 30,		Six Months Ended June 30,		Expected effect during next twelve months(1)
	2017	2016	2017	2016
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$—	$(0.1)	$(0.1)	$(0.2)	$(0.2)
TRIP Holdings warehouse loan	$1.1	$1.2	$2.3	$2.4	$3.5
Open hedge:
TRIP Master Funding secured railcar equipment notes	$0.1	$0.2	$0.3	$0.5	$0.4
(1) Based on the fair value of open hedge as of June 30, 2017
During 2005 and 2006, we entered into interest rate swap derivatives in anticipation of issuing our 2006 Secured Railcar Equipment Notes. These derivative instruments, with a notional amount of $200.0 million, were settled in 2006 and fixed the interest rate on a portion of the related debt issuance. These derivative instrument transactions are being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in Accumulated Other Comprehensive Loss ("AOCL") through the date the related debt issuance closed in 2006. The balance is being amortized over the term of the related debt. The effect on interest expense is due to amortization of the AOCL balance.
Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $3.5 million of additional interest expense expected to be recognized during the twelve months following June 30, 2017. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with an initial notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The effect on interest expense is primarily a result of monthly interest settlements.
In May 2017, TRL 2017 purchased an interest rate cap derivative, which qualified as a cash flow hedge, to limit the Libor component of the interest rate on the 2017 promissory notes to a maximum rate of 3%. The effect on interest expense is primarily the result of amortization of the cost of the derivative and is not expected to be significant during the next twelve months.
See Note 11 Debt regarding the related debt instruments.

Other Derivatives
Natural gas and diesel fuel
We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The effect on operating income for these instruments was not significant. The amount recorded in the consolidated balance sheet as of June 30, 2017 for these instruments was not significant. The amount recorded in the consolidated balance sheet as of December 31, 2016 for these instruments was an asset of $0.3 million.

Note 8. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
	(in millions)
Manufacturing/Corporate:
Land	$105.8	$103.3
Buildings and improvements	654.4	642.6
Machinery and other	1,176.1	1,151.1
Construction in progress	40.1	39.1
	1,976.4	1,936.1
Less accumulated depreciation	(1,023.3)	(974.4)
	953.1	961.7
Leasing:
Wholly-owned subsidiaries:
Machinery and other	10.7	10.7
Equipment on lease	4,885.4	4,673.0
	4,896.1	4,683.7
Less accumulated depreciation	(819.0)	(760.1)
	4,077.1	3,923.6
Partially-owned subsidiaries:
Equipment on lease	2,311.4	2,309.4
Less accumulated depreciation	(461.3)	(429.8)
	1,850.1	1,879.6

Deferred profit on railcars sold to the Leasing Group	(970.4)	(948.2)
Less accumulated amortization	163.3	150.1
	(807.1)	(798.1)
	$6,073.2	$5,966.8

Note 9. Goodwill
Goodwill by segment is as follows:

	June 30, 2017	December 31, 2016
		(as reported)
	(in millions)
Rail Group	$134.6	$134.6
Construction Products Group	111.0	111.0
Energy Equipment Group	507.3	506.7
Railcar Leasing and Management Services Group	1.8	1.8
	$754.7	$754.1
Changes in goodwill during the six months ended June 30, 2017 resulted from fluctuations in foreign currency exchange rates.

Note 10. Warranties
The changes in the accruals for warranties for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Beginning balance	$14.0	$18.7	$15.7	$21.5
Warranty costs incurred	(2.4)	(2.0)	(4.1)	(4.8)
Warranty originations and revisions	4.0	2.8	4.8	4.4
Warranty expirations	(0.8)	(1.3)	(1.6)	(2.9)
Ending balance	$14.8	$18.2	$14.8	$18.2

Note 11. Debt
The following table summarizes the components of debt as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(in millions)
Corporate – Recourse:
Revolving credit facility	$—	$—
Senior notes, net of unamortized discount of $0.3 and $0.4	399.7	399.6
Convertible subordinated notes, net of unamortized discount of $17.6 and $26.7	431.8	422.7
Other	0.6	—
	832.1	822.3
Less: unamortized debt issuance costs	(3.3)	(3.7)
	828.8	818.6
Leasing – Recourse:
Capital lease obligations, net of unamortized debt issuances costs of $0.1 and $0.1	30.2	32.0
Total recourse debt	859.0	850.6

Leasing – Non-recourse:
Wholly-owned subsidiaries:
2006 secured railcar equipment notes	170.5	194.2
2009 secured railcar equipment notes	169.4	172.5
2010 secured railcar equipment notes	273.5	280.6
2017 promissory notes	301.1	—
TILC warehouse facility	167.6	204.1
	1,082.1	851.4
Less: unamortized debt issuance costs	(13.1)	(11.4)
	1,069.0	840.0
Partially-owned subsidiaries:
TRL 2012 secured railcar equipment notes	413.8	425.5
TRIP Master Funding secured railcar equipment notes	942.3	955.5
	1,356.1	1,381.0
Less: unamortized debt issuance costs	(14.1)	(15.0)
	1,342.0	1,366.0
Total non–recourse debt	2,411.0	2,206.0
Total debt	$3,270.0	$3,056.6
We have a $600.0 million unsecured corporate revolving credit facility that matures in May 2020. As of June 30, 2017, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $92.6 million, leaving $507.4 million available for borrowing. Other than these letters of credit, there were no borrowings under our revolving credit facility as of June 30, 2017, or during the six month period then ended. Of the outstanding letters of credit as of June 30, 2017, approximately $3.8 million is expected to expire in 2017 and the remainder primarily in 2018. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew by their terms each year. Trinity’s revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. As of June 30, 2017, we were in compliance with all such financial covenants. Borrowings under the credit facility bear interest at a defined index rate plus a margin and are guaranteed by certain 100%-owned subsidiaries of the Company.

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
The Convertible Subordinated Notes are recorded net of unamortized discount to reflect their underlying economics by capturing the value of the conversion option as borrowing costs. As of June 30, 2017 and December 31, 2016, capital in excess of par value included $92.5 million related to the estimated value of the Convertible Subordinated Notes’ conversion options, in accordance with ASC 470-20. Debt discount recorded in the consolidated balance sheet is being amortized through June 1, 2018 to yield an effective annual interest rate of 8.42% based upon the estimated market interest rate for comparable non-convertible debt as of the issuance date of the Convertible Subordinated Notes. Total interest expense recognized on the Convertible Subordinated Notes for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Coupon rate interest	$4.3	$4.3	$8.7	$8.7
Amortized debt discount	4.6	4.2	9.1	8.4
	$8.9	$8.5	$17.8	$17.1
Holders of the Convertible Subordinated Notes may convert their notes under the following circumstances: 1) if the daily closing price of our common stock is greater than or equal to 130% of the conversion price during 20 of the last 30 trading days of the preceding calendar quarter; 2) upon notice of redemption; or 3) upon the occurrence of specified corporate transactions pursuant to the terms of the applicable indenture. Upon conversion, the Company is required to pay cash up to the aggregate principal amount of the Convertible Subordinated Notes to be converted. Any conversion obligation in excess of the aggregate principal amount of the Convertible Subordinated Notes to be converted may be settled in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election. The conversion price, which is subject to adjustment upon the occurrence of certain events, was $24.43 per share as of June 30, 2017. The Convertible Subordinated Notes were not subject to conversion as of July 1, 2017. See Note 17 Earnings Per Common Share for an explanation of the effects of the Convertible Subordinated Notes on earnings per share. The Company has not entered into any derivatives transactions associated with these notes.
The $1.0 billion TILC warehouse loan facility, established to finance railcars owned by TILC, had $167.6 million in outstanding borrowings as of June 30, 2017. Under the facility, $832.4 million was unused and available as of June 30, 2017 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation which expires in April 2018 and is secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 2.95% at June 30, 2017. Amounts outstanding at maturity, absent renewal, are payable under the facility in April 2019.
On May 15, 2017, Trinity Rail Leasing 2017, LLC, a Delaware limited liability company ("TRL 2017") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $302.4 million of promissory notes (the "2017 Promissory Notes") due May 15, 2024, of which $301.1 million was outstanding as of June 30, 2017. The 2017 Promissory Notes are obligations of TRL 2017 and are non-recourse to Trinity. The 2017 Promissory Notes bear interest at Libor plus a margin for an all-in interest rate of 2.91% as of June 30, 2017, payable monthly. The 2017 Promissory Notes are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL 2017.
Terms and conditions of other debt, including recourse and non-recourse provisions, are described in Note 11 of the December 31, 2016 Consolidated Financial Statements filed on Form 10-K.

The remaining principal payments under existing debt agreements as of June 30, 2017 are as follows:

	Remaining six months of 2017	2018	2019	2020	2021	Thereafter
	(in millions)
Recourse:
Corporate(1)	$0.1	$0.1	$0.1	$0.2	$0.1	$849.4
Leasing – capital lease obligations (Note 6)	2.0	28.3	—	—	—	—
Non-recourse – leasing (Note 6):
2006 secured railcar equipment notes	12.1	25.3	28.0	29.8	29.2	46.1
2009 secured railcar equipment notes	3.2	6.4	11.2	6.6	13.4	128.6
2010 secured railcar equipment notes	6.6	10.0	7.6	14.2	20.1	215.0
2017 promissory notes	7.6	15.1	15.1	15.1	15.1	233.1
TILC warehouse facility	3.4	6.9	1.7	—	—	—
Facility termination payments - TILC warehouse facility	—	—	155.6	—	—	—
TRL 2012 secured railcar equipment notes	11.0	22.9	21.9	19.3	19.9	318.8
TRIP Master Funding secured railcar equipment notes	15.6	41.5	49.5	48.8	49.8	737.1
Total principal payments	$61.6	$156.5	$290.7	$134.0	$147.6	$2,528.1
(1) Holders of the Convertible Subordinated Notes may require us to purchase all or a portion of their notes on June 1, 2018. On or after that date, we may redeem all or part of the Convertible Subordinated Notes.
Note 12. Other, Net
Other, net (income) expense consists of the following items:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Foreign currency exchange transactions	$(0.3)	$(2.6)	$1.3	$(2.9)
Other	0.8	(2.3)	—	(2.7)
Other, net	$0.5	$(4.9)	$1.3	$(5.6)
Other for the three and six months ended June 30, 2017 includes $1.5 million and $1.1 million, respectively, in expense related to the change in fair value of certain equity instruments. Other for the three and six months ended June 30, 2016 includes $2.1 million in income related to the change in fair value of certain equity instruments.

Note 13. Income Taxes
The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate on income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	1.5	1.2	1.5	1.1
Noncontrolling interest in partially-owned subsidiaries	(0.7)	(1.0)	(0.6)	(1.1)
Settlements with tax authorities	—	—	(3.5)	—
Equity compensation	3.0	—	1.5	—
Other, net	2.1	(0.1)	1.6	0.5
Effective rate	40.9%	35.1%	35.5%	35.5%
Our effective tax rate reflects the Company's estimate for 2017 of its state income tax expense, income attributable to the noncontrolling interests in partially-owned leasing subsidiaries for which no income tax expense is provided, excess tax deficiencies related to equity compensation in accordance with ASU 2016-09, and the impact of the completion of income tax audits that resulted in a net tax benefit. See Note 5 Partially-Owned Leasing Subsidiaries for a further explanation of activities with respect to our partially-owned leasing subsidiaries.

Taxing authority examinations
During the six months ended June 30, 2017, the Internal Revenue Service ("IRS") formally closed its audit of the 2006-2009 tax years and accordingly, we have adjusted unrecognized tax benefits and deferred tax amounts related to these tax years resulting in a $5.8 million tax benefit. The 2013 audit has concluded and all issues have been agreed upon by us and the IRS and the revenue agent report has been sent to The Joint Committee of Taxation for final review. The statute of limitations for this tax year has been extended to June 30, 2018. The 2013-2016 tax years remain open.
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
Unrecognized tax benefits
The change in unrecognized tax benefits for the six months ended June 30, 2017 and 2016 was as follows:

	Six Months Ended June 30,
	2017	2016
	(in millions)
Beginning balance	$28.2	$65.2
Additions for tax positions related to the current year	—	3.0
Additions for tax positions of prior years	0.1	1.0
Reductions for tax positions of prior years	—	(0.1)
Settlements	(23.3)	—
Ending balance	$5.0	$69.1
Additions for tax positions related to the current year in the amount of $3.0 million recorded in the six months ended June 30, 2016 were amounts provided for tax positions that will be taken for federal and state income tax purposes when we file those tax returns. Additions for tax positions related to prior years of $0.1 million and $1.0 million recorded in the six months ended June 30, 2017 and 2016, respectively, are due to a state filing position. The reductions for tax positions of prior years of $0.1 million for the six months ended June 30, 2016 were primarily related to changes in state taxes. Settlements during the six months ended June 30, 2017 were due to the resolution of our 2006-2009 income tax years.
The total amount of unrecognized tax benefits including interest and penalties at June 30, 2017 and 2016, that would affect the Company’s overall effective tax rate if recognized was $5.3 million and $15.2 million, respectively. There is a reasonable possibility that unrecognized federal and state tax benefits will decrease by $1.3 million by June 30, 2018, due to settlements and lapses in statutes of limitations for assessing tax for tax years in which an extension was not requested by the taxing authority.
Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of June 30, 2017 and December 31, 2016 was $3.6 million and $8.9 million, respectively. Income tax expense included an increase of $0.1 million and a decrease of $5.3 million in interest expense and penalties related to uncertain tax positions for the three and six months ended June 30, 2017, respectively. Income tax expense included an increase of $0.4 million and $0.9 million in interest expense and penalties related to uncertain tax positions for the three and six months ended June 30, 2016, respectively.

Note 14. Employee Retirement Plans
The following table summarizes the components of net retirement cost for the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Expense Components
Service cost	$0.1	$0.1	$0.2	$0.2
Interest	4.9	5.2	9.8	10.4
Expected return on plan assets	(6.8)	(6.8)	(13.6)	(13.6)
Amortization of actuarial loss	1.2	1.3	2.4	2.6
Defined benefit expense	(0.6)	(0.2)	(1.2)	(0.4)
Profit sharing	3.8	3.9	7.8	8.5
Multiemployer plan	0.4	0.6	1.0	1.2
Net expense	$3.6	$4.3	$7.6	$9.3
Trinity contributed $0.9 million and $0.9 million to the Company's defined benefit pension plans for the three and six months ended June 30, 2017, respectively. Trinity contributed $2.4 million and $3.1 million to the Company's defined benefit pension plans for the three and six months ended June 30, 2016, respectively. Total contributions to the Company's defined benefit pension plans in 2017 are expected to be approximately $2.5 million. The Company participates in a multiemployer defined benefit plan under the terms of a collective-bargaining agreement that covers certain union-represented employees. The Company contributed $0.3 million and $0.9 million to the multiemployer plan for the three and six months ended June 30, 2017, respectively. The Company contributed $0.6 million and $1.1 million to the multiemployer plan for the three and six months ended June 30, 2016, respectively. Total contributions to the multiemployer plan for 2017 are expected to be approximately $2.1 million.

Note 15. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the six months ended June 30, 2017 are as follows:

	Currency translation adjustments	Unrealized gain/(loss) on derivative financial instruments	Net actuarial gains/(losses) of defined benefit plans	Accumulated Other Comprehensive Loss
	(in millions)
Balances at December 31, 2016	$(23.7)	$(0.1)	$(89.7)	$(113.5)
Other comprehensive income (loss), net of tax, before reclassifications	0.8	(0.2)	—	0.6
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $-, $0.3, $0.9, and $1.2	—	2.2	1.5	3.7
Less: noncontrolling interest	—	(1.5)	—	(1.5)
Other comprehensive income	0.8	0.5	1.5	2.8
Balances at June 30, 2017	$(22.9)	$0.4	$(88.2)	$(110.7)
See Note 7 Derivative Instruments for information on the reclassification of amounts in accumulated other comprehensive loss into earnings. Reclassifications of unrealized before-tax losses on derivative financial instruments are included in interest expense in the consolidated statements of operations. Approximately $1.9 million of the before-tax reclassification of net actuarial gains/(losses) of defined benefit plans are included in cost of revenues with the remainder included in selling, engineering, and administrative expenses in the consolidated statement of operations for the six months ended June 30, 2017.

Note 16. Stock-Based Compensation
Stock-based compensation totaled approximately $8.6 million and $16.2 million for the three and six months ended June 30, 2017, respectively. Stock-based compensation totaled approximately $12.5 million and $22.8 million for the three and six months ended June 30, 2016, respectively.

Note 17. Earnings Per Common Share
Basic net income attributable to Trinity Industries, Inc. per common share is computed by dividing net income attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted net income attributable to Trinity per common share includes 1) the net impact of unvested restricted shares and shares that could be issued under outstanding stock options and 2) the incremental shares calculated by dividing the value of the conversion obligation in excess of the Convertible Subordinated Notes' aggregate principal amount by the average price of the Company's common stock during the period. See Note 11 Debt for further explanation of the Company's Convertible Subordinated Notes. Total weighted average restricted shares and antidilutive stock options were 6.6 million shares and 6.5 million shares for the three and six months ended June 30, 2017, respectively. Total weighted average restricted shares and antidilutive stock options were 7.0 million shares for the three and six months ended June 30, 2016, respectively.
The computation of basic and diluted net income attributable to Trinity Industries, Inc. follows.

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
	(in millions, except per share amounts)
Net income attributable to Trinity Industries, Inc.	$51.1			$94.6
Unvested restricted share participation	(1.1)			(2.9)
Net income attributable to Trinity Industries, Inc. – basic	50.0	149.1	$0.34	91.7	147.8	$0.62
Effect of dilutive securities:
Nonparticipating unvested restricted shares and stock options	—	0.3		—	—
Convertible subordinated notes	—	1.6		—	—
Net income attributable to Trinity Industries, Inc. – diluted	$50.0	151.0	$0.33	$91.7	147.8	$0.62

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
	(in millions, except per share amounts)
Net income attributable to Trinity Industries, Inc.	$97.1			$191.8
Unvested restricted share participation	(2.3)			(5.7)
Net income attributable to Trinity Industries, Inc. – basic	94.8	148.9	$0.64	186.1	148.7	$1.25
Effect of dilutive securities:
Nonparticipating unvested restricted shares and stock options	—	0.4		—	—
Convertible subordinated notes	—	1.7		—	—
Net income attributable to Trinity Industries, Inc. – diluted	$94.8	151.0	$0.63	$186.1	148.7	$1.25

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
Revenues from sales of the ET Plus, included in the Construction Products Group, totaled approximately $0.9 million and $2.3 million for the three and six months ended June 30, 2017, respectively. Revenues from sales of the ET Plus, included in the Construction Products Group, totaled approximately $1.1 million and $1.9 million for the three and six months ended June 30, 2016, respectively.
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
Stockholder derivative complaints
The Company is named as a nominal defendant in two lawsuits captioned Bessent v. Wallace, et. al, Case No. 2017-0223, and Campi v. Wallace, et. al. Case No. 2017-0474, both in the Court of Chancery of the State of Delaware. These cases are brought by purported stockholders of the Company derivatively on behalf of nominal defendants Trinity Industries, Inc. and Trinity Highway Products, LLC, against the Company’s directors and certain officers. Plaintiffs allege the individual defendants breached their fiduciary duties in connection with Trinity's ET Plus and the FCA case styled Joshua Harman, on behalf of the United States of America, Plaintiff/Relator v. Trinity Industries, Inc., Defendant, Case No. 2:12-cv-00089-JRG (E.D. Tex.) and that certain defendants made improper sales of Company stock. Plaintiffs seek a declaration that they may maintain this derivative action on behalf of the Company and that they are the adequate representatives of the Company, a declaration that the individual defendants breached their fiduciary duties, awarding the Company damages as a result of the alleged breaches of fiduciary duties, awarding restitution, disgorgement of individual defendants’ profits, benefits, and other compensation, certain injunctive relief, costs and fees, and interest.
The defendants deny and intend to vigorously defend against the allegations in the Bessent and Campi cases. Based on the information available to the Company, we currently do not believe that a loss is probable with respect to these derivative cases; therefore no accrual has been included in the accompanying consolidated financial statements. Because of the complexity of these actions as well as the current status of certain of these actions, we are not able to estimate a range of possible losses with respect to these matters.
Other matters
The Company is involved in claims and lawsuits incidental to our business arising from various matters including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters, taking into consideration our rights in indemnity and recourse to third parties is $4.4 million to $21.6 million. This range includes any amount related to the Highway Products litigation matters described above in the section titled “Product liability cases.” At June 30, 2017, total accruals of $26.0 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying consolidated balance sheet. The Company believes any additional liability would not be material to its financial position or results of operations.
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
As of June 30, 2017, assets held by the Combined Non-Guarantor Subsidiaries included $165.6 million of restricted cash that was not available for distribution to Trinity Industries, Inc. (“Parent”), $3,599.9 million of equipment securing certain non-recourse debt, $67.5 million of equipment securing certain lease obligations held by the Combined Non-Guarantor Subsidiaries, and $332.8 million of assets located in foreign locations. As of December 31, 2016, assets held by the Combined Non-Guarantor Subsidiaries included $147.1 million of restricted cash that was not available for distribution to the Parent, $3,300.9 million of equipment securing certain non-recourse debt, $68.0 million of equipment securing certain lease obligations held by the Combined Non-Guarantor Subsidiaries, and $349.4 million of assets located in foreign locations.

Statement of Operations and Comprehensive Income
Three Months Ended June 30, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$564.7	$473.4	$(132.6)	$905.5
Cost of revenues	1.4	455.6	364.4	(139.5)	681.9
Selling, engineering, and administrative expenses	35.9	33.9	43.0	—	112.8
Gains/(losses) on dispositions of property	0.1	20.9	3.4	—	24.4
	37.2	468.6	404.0	(139.5)	770.3
Operating profit (loss)	(37.2)	96.1	69.4	6.9	135.2
Other (income) expense	5.1	8.8	30.0	—	43.9
Equity in earnings of subsidiaries, net of taxes	103.1	26.1	—	(129.2)	—
Income before income taxes	60.8	113.4	39.4	(122.3)	91.3
Provision (benefit) for income taxes	9.7	31.5	9.8	(13.7)	37.3
Net income	51.1	81.9	29.6	(108.6)	54.0
Net income attributable to noncontrolling interest	—	—	—	2.9	2.9
Net income attributable to controlling interest	$51.1	$81.9	$29.6	$(111.5)	$51.1

Net income	$51.1	$81.9	$29.6	$(108.6)	$54.0
Other comprehensive income (loss)	1.2	—	1.0	—	2.2
Comprehensive income	52.3	81.9	30.6	(108.6)	56.2
Comprehensive income attributable to noncontrolling interest	—	—	—	3.6	3.6
Comprehensive income attributable to controlling interest	$52.3	$81.9	$30.6	$(112.2)	$52.6

Statement of Operations and Comprehensive Income
Six Months Ended June 30, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,116.2	$937.2	$(270.6)	$1,782.8
Cost of revenues	3.8	899.0	721.0	(282.2)	1,341.6
Selling, engineering, and administrative expenses	68.7	64.7	81.7	—	215.1
Gains/(losses) on dispositions of property	0.6	21.0	4.1	—	25.7
	71.9	942.7	798.6	(282.2)	1,531.0
Operating profit (loss)	(71.9)	173.5	138.6	11.6	251.8
Other (income) expense	11.4	15.7	60.9	—	88.0
Equity in earnings of subsidiaries, net of taxes	162.3	43.2	—	(205.5)	—
Income before income taxes	79.0	201.0	77.7	(193.9)	163.8
Provision (benefit) for income taxes	(18.1)	70.5	19.5	(13.8)	58.1
Net income	97.1	130.5	58.2	(180.1)	105.7
Net income attributable to noncontrolling interest	—	—	—	8.6	8.6
Net income attributable to controlling interest	$97.1	$130.5	$58.2	$(188.7)	$97.1

Net income	$97.1	$130.5	$58.2	$(180.1)	$105.7
Other comprehensive income (loss)	2.2	—	2.1	—	4.3
Comprehensive income	99.3	130.5	60.3	(180.1)	110.0
Comprehensive income attributable to noncontrolling interest	—	—	—	10.1	10.1
Comprehensive income attributable to controlling interest	$99.3	$130.5	$60.3	$(190.2)	$99.9

Statement of Operations and Comprehensive Income
Three Months Ended June 30, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$838.0	$539.6	$(192.7)	$1,184.9
Cost of revenues	(1.3)	668.9	427.5	(197.4)	897.7
Selling, engineering, and administrative expenses	33.2	35.6	37.9	—	106.7
Gains/(losses) on dispositions of property	(0.7)	10.5	1.3	—	11.1
	32.6	694.0	464.1	(197.4)	993.3
Operating profit (loss)	(32.6)	144.0	75.5	4.7	191.6
Other (income) expense	(1.2)	9.3	31.3	—	39.4
Equity in earnings of subsidiaries, net of taxes	105.9	16.0	—	(121.9)	—
Income before income taxes	74.5	150.7	44.2	(117.2)	152.2
Provision (benefit) for income taxes	(20.1)	60.1	11.7	1.7	53.4
Net income	94.6	90.6	32.5	(118.9)	98.8
Net income attributable to noncontrolling interest	—	—	—	4.2	4.2
Net income attributable to controlling interest	$94.6	$90.6	$32.5	$(123.1)	$94.6

Net income	$94.6	$90.6	$32.5	$(118.9)	$98.8
Other comprehensive income (loss)	0.9	—	1.1	—	2.0
Comprehensive income	95.5	90.6	33.6	(118.9)	100.8
Comprehensive income attributable to noncontrolling interest	—	—	—	4.9	4.9
Comprehensive income attributable to controlling interest	$95.5	$90.6	$33.6	$(123.8)	$95.9

Statement of Operations and Comprehensive Income
Six Months Ended June 30, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,714.0	$1,067.4	$(408.6)	$2,372.8
Cost of revenues	(3.6)	1,375.3	834.1	(418.2)	1,787.6
Selling, engineering, and administrative expenses	56.8	69.9	76.5	—	203.2
Gains/(losses) on dispositions of property	(0.9)	10.3	3.6	—	13.0
	54.1	1,434.9	907.0	(418.2)	1,977.8
Operating profit (loss)	(54.1)	279.1	160.4	9.6	395.0
Other (income) expense	(0.1)	18.3	65.1	—	83.3
Equity in earnings of subsidiaries, net of taxes	227.8	42.6	—	(270.4)	—
Income before income taxes	173.8	303.4	95.3	(260.8)	311.7
Provision (benefit) for income taxes	(18.0)	105.0	20.4	3.4	110.8
Net income	191.8	198.4	74.9	(264.2)	200.9
Net income attributable to noncontrolling interest	—	—	—	9.1	9.1
Net income attributable to controlling interest	$191.8	$198.4	$74.9	$(273.3)	$191.8

Net income	$191.8	$198.4	$74.9	$(264.2)	$200.9
Other comprehensive income (loss)	3.0	—	1.9	—	4.9
Comprehensive income	194.8	198.4	76.8	(264.2)	205.8
Comprehensive income attributable to noncontrolling interest	—	—	—	10.3	10.3
Comprehensive income attributable to controlling interest	$194.8	$198.4	$76.8	$(274.5)	$195.5

Balance Sheet
June 30, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$784.0	$6.1	$47.3	$(28.7)	$808.7
Short-term marketable securities	179.6	—	—	—	179.6
Receivables, net of allowance	0.4	176.3	174.7	—	351.4
Income tax receivable	180.5	—	2.2	—	182.7
Inventory	—	405.1	232.8	(10.6)	627.3
Property, plant, and equipment, net	49.4	2,212.5	4,333.3	(522.0)	6,073.2
Investments in and advances to subsidiaries	5,032.6	2,963.7	363.2	(8,359.5)	—
Restricted cash	—	0.5	165.6	28.7	194.8
Goodwill and other assets	145.6	587.1	307.4	(5.7)	1,034.4
	$6,372.1	$6,351.3	$5,626.5	$(8,897.8)	$9,452.1
Liabilities:
Accounts payable	$7.4	$57.2	$102.9	$(0.4)	$167.1
Accrued liabilities	219.7	61.9	136.5	(5.7)	412.4
Debt	828.2	30.2	2,411.6	—	3,270.0
Deferred income	—	20.5	1.5	—	22.0
Deferred income taxes	117.0	1,078.6	14.8	0.3	1,210.7
Advances from subsidiaries	833.9	—	—	(833.9)	—
Other liabilities	50.4	1.9	2.1	—	54.4
Total stockholders' equity	4,315.5	5,101.0	2,957.1	(8,058.1)	4,315.5
	$6,372.1	$6,351.3	$5,626.5	$(8,897.8)	$9,452.1

Balance Sheet
December 31, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$537.9	$5.2	$51.3	$(31.0)	$563.4
Short-term marketable securities	234.7	—	—	—	234.7
Receivables, net of allowance	1.1	219.2	158.4	—	378.7
Income tax receivable	99.9	—	2.2	—	102.1
Inventory	—	444.2	231.5	(9.9)	665.8
Property, plant, and equipment, net	48.8	2,347.4	4,029.8	(459.2)	5,966.8
Investments in and advances to subsidiaries	4,862.4	2,565.0	334.6	(7,762.0)	—
Restricted cash	—	—	147.1	31.1	178.2
Goodwill and other assets	150.8	585.1	301.0	(1.3)	1,035.6
	$5,935.6	$6,166.1	$5,255.9	$(8,232.3)	$9,125.3
Liabilities:
Accounts payable	$5.7	$54.8	$96.1	$(0.5)	$156.1
Accrued liabilities	200.0	87.7	139.7	(1.3)	426.1
Debt	818.7	32.0	2,205.9	—	3,056.6
Deferred income	—	21.9	1.6	—	23.5
Deferred income taxes	78.6	984.7	9.3	0.3	1,072.9
Advances from subsidiaries	458.2	—	—	(458.2)	—
Other liabilities	63.3	13.5	2.2	—	79.0
Total stockholders' equity	4,311.1	4,971.5	2,801.1	(7,772.6)	4,311.1
	$5,935.6	$6,166.1	$5,255.9	$(8,232.3)	$9,125.3

Statement of Cash Flows
Six Months Ended June 30, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income	$97.1	$130.5	$58.2	$(180.1)	$105.7
Equity in earnings of subsidiaries, net of taxes	(162.3)	(43.2)	—	205.5	—
Other	(11.4)	161.9	88.5	(8.6)	230.4
Net cash provided (required) by operating activities	(76.6)	249.2	146.7	16.8	336.1

Investing activities:
(Increase) decrease in short-term marketable securities	55.1	—	—	—	55.1
Proceeds from railcar lease fleet sales owned more than one year	—	446.2	9.6	(363.4)	92.4
Proceeds from dispositions of property and other assets	—	1.0	5.0	—	6.0
Capital expenditures – leasing	—	(268.2)	(366.8)	363.4	(271.6)
Capital expenditures – manufacturing and other	(5.0)	(7.9)	(30.5)	—	(43.4)
Acquisitions, net of cash acquired	—	—	(5.3)	—	(5.3)
(Increase) decrease in investment in partially-owned subsidiaries	—	11.2	—	(11.2)	—
Other	—	—	(2.1)	—	(2.1)
Net cash provided (required) by investing activities	50.1	182.3	(390.1)	(11.2)	(168.9)

Financing activities:
Excess tax benefits from stock-based compensation	—	—	—	—	—
Payments to retire debt	—	(1.8)	(96.5)	—	(98.3)
Proceeds from issuance of debt	—	—	299.4	—	299.4
(Increase) decrease in restricted cash	—	(0.5)	(18.5)	2.4	(16.6)
Shares repurchased	(41.9)	—	—	—	(41.9)
Dividends paid to common shareholders	(33.5)	—	—	—	(33.5)
Purchase of shares to satisfy employee tax on vested stock	(14.0)	—	—	—	(14.0)
Distributions to noncontrolling interest	—	—	(16.9)	—	(16.9)
Distributions to controlling interest in partially-owned subsidiaries	—	—	(11.2)	11.2	—
Change in intercompany financing between entities	362.0	(428.3)	83.2	(16.9)	—
Other	—	—	(0.1)	—	(0.1)
Net cash provided (required) by financing activities	272.6	(430.6)	239.4	(3.3)	78.1

Net increase (decrease) in cash and cash equivalents	246.1	0.9	(4.0)	2.3	245.3
Cash and cash equivalents at beginning of period	537.9	5.2	51.3	(31.0)	563.4
Cash and cash equivalents at end of period	$784.0	$6.1	$47.3	$(28.7)	$808.7

Statement of Cash Flows
Six Months Ended June 30, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income	$191.8	$198.4	$74.9	$(264.2)	$200.9
Equity in earnings of subsidiaries, net of taxes	(227.8)	(42.6)	—	270.4	—
Other	48.8	203.7	45.8	(12.8)	285.5
Net cash provided (required) by operating activities	12.8	359.5	120.7	(6.6)	486.4

Investing activities:
(Increase) decrease in short-term marketable securities	(115.1)	—	—	—	(115.1)
Proceeds from railcar lease fleet sales owned more than one year	—	27.3	10.4	—	37.7
Proceeds from dispositions of property and other assets	—	0.2	3.9	—	4.1
Capital expenditures – leasing	—	(343.7)	(2.3)	—	(346.0)
Capital expenditures – manufacturing and other	(8.5)	(8.1)	(63.2)	—	(79.8)
Acquisitions, net of cash acquired	—	—	—	—	—
(Increase) decrease in investment in partially-owned subsidiaries	—	6.7	—	(6.7)	—
Other	—	1.5	0.8	—	2.3
Net cash provided (required) by investing activities	(123.6)	(316.1)	(50.4)	(6.7)	(496.8)

Financing activities:
Excess tax benefits from stock-based compensation	0.6	—	—	—	0.6
Payments to retire debt	—	(1.6)	(76.0)	—	(77.6)
Proceeds from issuance of debt	—	—	—	—	—
(Increase) decrease in restricted cash	—	(3.0)	6.3	9.2	12.5
Shares repurchased	(34.7)	—	—	—	(34.7)
Dividends paid to common shareholders	(33.4)	—	—	—	(33.4)
Purchase of shares to satisfy employee tax on vested stock	(16.1)	—	—	—	(16.1)
Distributions to noncontrolling interest	—	—	(10.9)	—	(10.9)
Distributions to controlling interest in partially-owned subsidiaries	—	—	(6.7)	6.7	—
Change in intercompany financing between entities	18.7	(39.2)	13.9	6.6	—
Other	—	—	(2.0)	—	(2.0)
Net cash provided (required) by financing activities	(64.9)	(43.8)	(75.4)	22.5	(161.6)

Net increase (decrease) in cash and cash equivalents	(175.7)	(0.4)	(5.1)	9.2	(172.0)
Cash and cash equivalents at beginning of period	768.3	1.7	51.1	(35.1)	786.0
Cash and cash equivalents at end of period	$592.6	$1.3	$46.0	$(25.9)	$614.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide management's perspective on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. Our MD&A is presented in the following sections:
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

Executive Summary
The Company's revenues for the three and six months ended June 30, 2017 were $905.5 million and $1,782.8 million, respectively, representing a decrease of $279.4 million and $590.0 million, respectively, or 23.6% and 24.9%, respectively, compared to the same periods in 2016. Operating profit for the three and six months ended June 30, 2017 totaled $135.2 million and $251.8 million, respectively, compared to $191.6 million and $395.0 million, respectively, for the same periods in 2016. The decrease in both revenues and operating profit for the three and six months ended June 30, 2017, when compared to the prior year periods, resulted primarily from lower volumes in our Rail and Inland Barge Groups. Revenues and operating profit generated by our Energy Equipment Group decreased for the three and six months ended June 30, 2017 as higher delivery volumes in our wind towers and utility structures businesses were offset by lower delivery volumes in the Group's other product lines. When compared to the same periods in 2016, revenues produced by our Construction Products Group decreased for the three and six months ended June 30, 2017 primarily due to lower volumes in the Group's highway products business while operating profit was substantially unchanged. Revenues from the Leasing Group decreased for the three and six months ended June 30, 2017, when compared to the prior year periods, due to lower sales of leased railcars while operating profit decreased for the three months ended June 30, 2017 and increased for the six months ended June 30, 2017 as lower profit from leased railcar sales was offset by higher profit from net additions to the lease fleet and lower fleet maintenance and compliance expenses.
Selling, engineering, and administrative expenses increased by 5.7% and 5.9% for the three and six months ended June 30, 2017, respectively, when compared to the prior year periods, primarily due to higher litigation-related costs, increased insurance costs, and additional bad debt expense, partially offset by lower compensation costs. The Company's headcount, including both production and non-production personnel, decreased approximately 26% since June 30, 2016 and approximately 18% since the end of 2016 primarily due to actions taken to realign our costs with current market conditions.
Net income for the three and six months ended June 30, 2017 was $54.0 million and $105.7 million, respectively, compared with $98.8 million and $200.9 million, respectively, for the same periods in 2016. Net income attributable to Trinity Industries, Inc. common stockholders for the three and six months ended June 30, 2017 was $51.1 million and $97.1 million, respectively, compared with $94.6 million and $191.8 million, respectively, for the prior year periods.
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

As of June 30, 2017 and 2016 our backlog of firm orders was as follows:

	June 30, 2017	June 30, 2016
	(in millions)
Rail Group
External Customers	$1,722.0	$3,125.2
Leasing Group	992.8	1,166.2
	$2,714.8	$4,291.4
Inland Barge Group	$90.7	$251.0
Wind towers	$945.4	$1,112.6
For the six months ended June 30, 2017, our rail manufacturing businesses received orders for 6,675 railcars. The change in backlog as of June 30, 2017 compared with our backlog as of June 30, 2016 reflects the value of orders taken, net of cancellations, executory contract change orders and price modifications, and orders delivered during the period. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery as customers may alternatively choose to purchase railcars as external sales from the Rail Group. The Company does not report backlog from its utility structures business because certain contracts contain partial order cancellation provisions.
During the six months ended June 30, 2017 and 2016, the Company received proceeds from the sales of leased railcars as follows:

	Six Months Ended June 30,
	2017	2016
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$7.1	$126.1
Railcars owned more than one year at the time of sale	92.4	37.7
Rail Group	—	8.1
	$99.5	$171.9
On May 15, 2017, Trinity Rail Leasing 2017, LLC, a Delaware limited liability company ("TRL 2017") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $302.4 million of promissory notes (the "2017 Promissory Notes") due May 15, 2024, of which $301.1 million was outstanding as of June 30, 2017. The 2017 Promissory Notes are obligations of TRL 2017 and are non-recourse to Trinity. The 2017 Promissory Notes bear interest at Libor plus a margin for an all-in interest rate of 2.91% as of June 30, 2017, payable monthly. The 2017 Promissory Notes are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL 2017.
In May 2017, the Company declared an increase in its quarterly dividend from $0.11 to $0.13 per share, reflecting an 18% increase.
In December 2015, the Company’s Board of Directors renewed its $250 million share repurchase program effective January 1, 2016 through December 31, 2017. Under the program, 1,942,200 shares were repurchased during the three and six months ended June 30, 2017, at a cost of approximately $52.4 million. Certain shares of stock repurchased during June 2017, totaling $10.5 million, were cash settled in July 2017 in accordance with normal settlement practices. As of June 30, 2017, the remaining authorization under the program totaled $163.0 million.
A current summary of the Company's Highway Products litigation is provided in Note 18 of the Consolidated Financial Statements.

Results of Operations
Overall Summary
Revenues

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
	($ in millions)
Rail Group	$335.4	$130.5	$465.9	$427.7	$265.5	$693.2	(32.8)%
Construction Products Group	130.7	0.6	131.3	141.7	4.1	145.8	(9.9)
Inland Barge Group	33.5	—	33.5	118.3	—	118.3	(71.7)
Energy Equipment Group	212.2	26.3	238.5	199.1	41.5	240.6	(0.9)
Railcar Leasing and Management Services Group	191.9	0.2	192.1	296.1	0.5	296.6	(35.2)
All Other	1.8	20.9	22.7	2.0	17.7	19.7	15.2
Segment Totals before Eliminations	905.5	178.5	1,084.0	1,184.9	329.3	1,514.2	(28.4)
Eliminations – Lease subsidiary	—	(115.9)	(115.9)	—	(252.1)	(252.1)
Eliminations – Other	—	(62.6)	(62.6)	—	(77.2)	(77.2)
Consolidated Total	$905.5	$—	$905.5	$1,184.9	$—	$1,184.9	(23.6)

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
	($ in millions)
Rail Group	$621.4	$322.8	$944.2	$970.9	$569.2	$1,540.1	(38.7)%
Construction Products Group	251.6	2.8	254.4	263.3	7.4	270.7	(6.0)
Inland Barge Group	96.2	—	96.2	229.1	—	229.1	(58.0)
Energy Equipment Group	440.0	53.9	493.9	431.6	82.4	514.0	(3.9)
Railcar Leasing and Management Services Group	370.5	0.5	371.0	473.9	1.2	475.1	(21.9)
All Other	3.1	42.4	45.5	4.0	37.6	41.6	9.4
Segment Totals before Eliminations	1,782.8	422.4	2,205.2	2,372.8	697.8	3,070.6	(28.2)
Eliminations – Lease subsidiary	—	(296.9)	(296.9)	—	(535.4)	(535.4)
Eliminations – Other	—	(125.5)	(125.5)	—	(162.4)	(162.4)
Consolidated Total	$1,782.8	$—	$1,782.8	$2,372.8	$—	$2,372.8	(24.9)
Our revenues for the three and six months ended June 30, 2017 decreased by 24% and 25%, respectively, from the prior year periods primarily as a result of reduced volumes in our Rail and Inland Barge Groups. Revenues from our Construction Products Group decreased for the three and six months ended June 30, 2017 primarily due to lower volumes in the Group's highway products business. In our Energy Equipment Group, higher volumes in our wind towers and utility structures product lines were offset by lower volumes in the Group's other product lines resulting in lower revenues for the three and six months ended June 30, 2017 when compared to the prior year periods. Revenues from our Leasing Group decreased as a reduced volume of leased railcar sales was partially offset by higher leasing and management revenues for the three and six months ended June 30, 2017 when compared to the prior year periods.

Operating Costs

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Rail Group	$428.9	$604.4	$856.5	$1,294.1
Construction Products Group	109.0	124.3	216.5	233.3
Inland Barge Group	33.0	104.0	89.3	202.2
Energy Equipment Group	214.2	205.7	439.8	441.7
Railcar Leasing and Management Services Group	81.3	178.9	175.2	283.2
All Other	28.4	24.9	55.8	51.9
Segment Totals before Eliminations and Corporate Expenses	894.8	1,242.2	1,833.1	2,506.4
Corporate	38.3	34.7	73.3	59.4
Eliminations – Lease subsidiary	(102.3)	(206.2)	(254.4)	(424.0)
Eliminations – Other	(60.5)	(77.4)	(121.0)	(164.0)
Consolidated Total	$770.3	$993.3	$1,531.0	$1,977.8
Operating costs for the three and six months ended June 30, 2017 decreased by 22.5% and 22.6%, respectively, over the same periods in 2016 primarily due to lower shipment levels in our Rail and Inland Barge Groups. Operating costs in our Energy Equipment Group increased for the three months ended June 30, 2017 primarily due to higher volumes in our wind towers product line and decreased for the six months ended June 30, 2017 primarily due to improved manufacturing efficiencies in our wind towers product line. The reduction in operating costs was offset by additional costs associated with aligning our production footprint with demand in several of our business groups. Selling, engineering, and administrative expenses, including Corporate expenses, increased for the three and six months ended June 30, 2017, by 5.7% and 5.9%, respectively. As a percentage of revenue, selling, engineering, and administrative expenses were 12.5% and 12.1%, respectively, for the three and six months ended June 30, 2017 as compared to 9.0% and 8.6%, respectively, for the same periods in 2016 primarily due to higher litigation-related costs, increased insurance costs, and additional bad debt expense, partially offset by lower compensation costs.
Operating Profit (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Rail Group	$37.0	$88.8	$87.7	$246.0
Construction Products Group	22.3	21.5	37.9	37.4
Inland Barge Group	0.5	14.3	6.9	26.9
Energy Equipment Group	24.3	34.9	54.1	72.3
Railcar Leasing and Management Services Group	110.8	117.7	195.8	191.9
All Other	(5.7)	(5.2)	(10.3)	(10.3)
Segment Totals before Eliminations and Corporate Expenses	189.2	272.0	372.1	564.2
Corporate	(38.3)	(34.7)	(73.3)	(59.4)
Eliminations – Lease subsidiary	(13.6)	(45.9)	(42.5)	(111.4)
Eliminations – Other	(2.1)	0.2	(4.5)	1.6
Consolidated Total	$135.2	$191.6	$251.8	$395.0
Our operating profit for the three and six months ended June 30, 2017 decreased by 29.4% and 36.3%, respectively, when compared to the same periods in 2016 primarily as a result of lower shipment volumes in our Rail and Inland Barge Groups. Operating profit was affected by additional costs associated with aligning our production footprint with demand in several of our business groups. Operating profit in the Construction Products Group was substantially unchanged for the three and six months ended June 30, 2017 when compared to the prior year periods. Operating profit in our Energy Equipment Group decreased for the three and six months ended June 30, 2017 when compared to the same periods in the prior year as a result of lower volumes from the Group's other businesses. Operating profit in our Leasing Group decreased for the three months ended June 30, 2017 and increased for the six months ended June 30, 2017 over the same periods during the prior year primarily as a result of net additions to the lease fleet and lower maintenance and compliance costs which were offset by a reduced volume of leased railcar sales.
For a further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.

Other Income and Expense. Other income and expense is summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Interest income	$(2.3)	$(1.3)	$(4.0)	$(2.5)
Interest expense	45.7	45.6	90.7	91.4
Other, net	0.5	(4.9)	1.3	(5.6)
Consolidated Total	$43.9	$39.4	$88.0	$83.3
Income Taxes. The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate on income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	1.5	1.2	1.5	1.1
Noncontrolling interest in partially-owned subsidiaries	(0.7)	(1.0)	(0.6)	(1.1)
Settlements with tax authorities	—	—	(3.5)	—
Equity compensation	3.0	—	1.5	—
Other, net	2.1	(0.1)	1.6	0.5
Effective rate	40.9%	35.1%	35.5%	35.5%
Our effective tax rate reflects the Company's estimate for 2017 of its state income tax expense, income attributable to the noncontrolling interests in partially-owned leasing subsidiaries for which no income tax expense is provided, excess tax deficiencies related to equity compensation in accordance with ASU 2016-09, and the impact of the completion of income tax audits that resulted in a net tax benefit. See Note 5 of the Consolidated Financial Statements for a further explanation of activities with respect to our partially-owned leasing subsidiaries. Income tax payments, net of refunds received, during the six months ended June 30, 2017 totaled $8.1 million. The total net income tax receivable position at June 30, 2017 amounted to $182.1 million. During the six months ended June 30, 2017, the Internal Revenue Service ("IRS") formally closed its audit of the 2006-2009 tax years and, accordingly, we have adjusted unrecognized tax benefits and deferred tax amounts related to these tax years resulting in a $5.8 million tax benefit. The 2013-2016 tax years remain open.
See Note 13 of the Consolidated Financial Statements for a further discussion of income taxes.

Segment Discussion
Rail Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Percent	2017	2016	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Railcars	$407.3	$644.0	(36.8)%	$832.4	$1,446.4	(42.5)%
Components and maintenance services	58.6	49.2	19.1	111.8	93.7	19.3
Total revenues	465.9	693.2	(32.8)	944.2	1,540.1	(38.7)

Operating costs:
Cost of revenues	413.8	586.9	(29.5)	827.2	1,259.3	(34.3)
Selling, engineering, and administrative costs	15.1	17.5	(13.7)	29.3	34.8	(15.8)
Operating profit	$37.0	$88.8	(58.3)	$87.7	$246.0	(64.3)
Operating profit margin	7.9%	12.8%		9.3%	16.0%
As of June 30, 2017 and 2016 our Rail Group backlog of railcars was as follows:

	As of June 30,
	2017	2016
	(in millions)
External Customers	$1,722.0	$3,125.2
Leasing Group	992.8	1,166.2
Total	$2,714.8	$4,291.4
The changes in the number of railcars in the Rail Group backlog are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	26,420	43,360	29,220	48,885
Orders received	5,705	2,910	6,675	4,530
Shipments	(4,055)	(6,065)	(7,825)	(13,210)
Ending balance(1)	27,580	40,205	27,580	40,205
(1) The ending backlog figures for the three and six months ended June 30, 2017 reflect the removal of 490 railcars that have not been netted against orders.
Revenues and cost of revenues decreased for the three months ended June 30, 2017 by 32.8% and 29.5%, respectively, when compared to the prior year periods. Revenues and cost of revenues decreased for the six months ended June 30, 2017 by 38.7% and 34.3%, respectively, when compared to the prior year periods. The decreases in revenues and cost of revenues primarily resulted from a decrease in railcar unit deliveries.
Unit decreases and lower prices decreased total backlog dollars by 36.7% when comparing June 30, 2017 to the prior year period. The average selling price in the backlog at June 30, 2017 was 7.8% lower as compared to June 30, 2016 primarily due to pricing and product mix changes. The backlog dedicated to the Leasing Group is supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery as customers may alternately choose to purchase railcars as external sales from the Rail Group.
During the three months ended June 30, 2017, railcar shipments included sales to the Leasing Group of $115.9 million with a deferred profit of $13.6 million, representing 1,145 railcars, compared to $252.1 million with a deferred profit of $45.9 million representing 2,470 railcars in the comparable period in 2016. During the six months ended June 30, 2017, railcar shipments included sales to the Leasing Group of $296.9 million with a deferred profit of $42.5 million, representing 2,876 railcars, compared to $535.4 million with a deferred profit of $111.4 million, representing 4,880 railcars, in the comparable period in 2016.There were no railcar shipments of leased railcars to third parties during the three and six months ended June 30, 2017. During the three and six months ended June 30, 2016, railcar shipments included sales of leased railcars to third parties of $8.1 million.

Construction Products Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Percent	2017	2016	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Highway products	$65.6	$81.1	(19.1)%	$129.1	$143.8	(10.2)%
Construction aggregates	52.2	52.6	(0.8)	101.8	106.3	(4.2)
Other	13.5	12.1	11.6	23.5	20.6	14.1
Total revenues	131.3	145.8	(9.9)	254.4	270.7	(6.0)

Operating costs:
Cost of revenues	89.4	106.2	(15.8)	178.3	195.8	(8.9)
Selling, engineering, and administrative costs	19.8	18.4	7.6	38.8	38.0	2.1
Property disposition gains	(0.2)	(0.3)	(33.3)	(0.6)	(0.5)	20.0
Operating profit	$22.3	$21.5	3.7	$37.9	$37.4	1.3
Operating profit margin	17.0%	14.7%		14.9%	13.8%
Revenues and cost of revenues decreased by 9.9% and 15.8%, respectively, for the three months ended June 30, 2017, when compared to the same period in 2016. The decrease in revenues and cost of revenues resulted primarily from lower volumes in our highway products business.
Revenues and cost of revenues decreased by 6.0% and 8.9%, respectively, for the six months ended June 30, 2017, when compared to the same period in 2016. The decrease in revenues resulted primarily from lower volumes in our construction aggregates and highway products businesses, partially offset by higher volumes in our other businesses. The decrease in cost of revenues resulted from lower volumes in our construction aggregates and highway products businesses and lower costs in our highway products business from improved manufacturing efficiencies, partially offset by higher volumes in our other businesses. Selling, engineering, and administrative costs increased by 7.6% and 2.1% for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, primarily due to increased litigation-related expenses.

Inland Barge Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Percent	2017	2016	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues	$33.5	$118.3	(71.7)%	$96.2	$229.1	(58.0)%

Operating costs:
Cost of revenues	30.1	100.5	(70.0)	83.4	194.9	(57.2)
Selling, engineering, and administrative costs	2.9	3.5	(17.1)	5.9	7.3	(19.2)
Operating profit	$0.5	$14.3	(96.5)	$6.9	$26.9	(74.3)
Operating profit margin	1.5%	12.1%		7.2%	11.7%
Revenues and cost of revenues decreased for the three months ended June 30, 2017 by 71.7% and 70.0%, respectively, compared to the same period in 2016 primarily from lower barge deliveries and product mix changes. Revenues and cost of revenues decreased for the six months ended June 30, 2017 by 58.0% and 57.2%, respectively, compared to the same period in 2016 primarily from lower barge deliveries and product mix changes. Selling, engineering, and administrative costs decreased for the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily due to lower compensation costs.
As of June 30, 2017, the backlog for the Inland Barge Group was $90.7 million compared to $251.0 million as of June 30, 2016.

Energy Equipment Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Percent	2017	2016	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Wind towers and utility structures	$166.5	$149.5	11.4%	$347.3	$336.1	3.3%
Other	72.0	91.1	(21.0)	146.6	177.9	(17.6)
Total revenues	238.5	240.6	(0.9)	493.9	514.0	(3.9)

Operating costs:
Cost of revenues	192.7	186.9	3.1	399.9	404.1	(1.0)
Selling, engineering, and administrative costs	21.5	18.8	14.4	39.9	37.6	6.1
Operating profit	$24.3	$34.9	(30.4)	$54.1	$72.3	(25.2)
Operating profit margin	10.2%	14.5%		11.0%	14.1%
Revenues for the three months ended June 30, 2017 decreased by 0.9% when compared to the same period in 2016. Revenues from our wind towers and utility structures product lines increased by 11.4%, primarily as a result of higher wind towers shipping volumes. Revenues from other product lines for the three months ended June 30, 2017 decreased by 21.0% when compared to the same period in 2016 primarily as a result of decreases in shipping volumes. Other revenues include results primarily from our storage and distribution containers and tank heads product lines. Cost of revenues increased by 3.1% for the three months ended June 30, 2017 compared to the same period in 2016, primarily as a result of higher volumes in our wind towers product line. Selling, engineering, and administrative costs increased by 14.4% for the three months ended June 30, 2017 compared to the same period in 2016, primarily due to increased bad debt expense related to a single customer.
Revenues for the six months ended June 30, 2017 decreased by 3.9% when compared to the same period in 2016. Revenue from our wind towers and utility structures product lines increased by 3.3%, driven primarily by higher utility structure shipping volumes. Revenues from other product lines decreased by 17.6% as a result of decreases in shipping volumes. Cost of revenues decreased by 1.0% for the six months ended June 30, 2017 compared to 2016, due to improved manufacturing efficiencies in our wind towers product line. Selling, engineering, and administrative costs increased by 6.1% for the six months ended June 30, 2017 compared to the same period in 2016, primarily due to increased bad debt expense related to a single customer.
The backlog for wind towers was $0.9 billion and $1.1 billion at June 30, 2017 and 2016, respectively. The Company does not report backlog from its utility structures business because certain contracts contain partial order cancellation provisions.

Railcar Leasing and Management Services Group

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Percent	2017	2016	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$185.0	$178.5	3.6%	$363.9	$349.0	4.3%
Sales of railcars owned one year or less at the time of sale	7.1	118.1	*	7.1	126.1	*
Total revenues	$192.1	$296.6	(35.2)	$371.0	$475.1	(21.9)

Operating profit:
Leasing and management	$85.6	$74.5	14.9	$170.6	$144.3	18.2
Railcar sales:
Railcars owned one year or less at the time of sale	1.5	31.8	*	1.5	34.1	*
Railcars owned more than one year at the time of sale	23.7	11.4	*	23.7	13.5	*
Total operating profit	$110.8	$117.7	(5.9)	$195.8	$191.9	2.0

Operating profit margin:
Leasing and management	46.3%	41.7%		46.9%	41.3%
Railcar sales	*	*		*	*
Total operating profit margin	57.7%	39.7%		52.8%	40.4%

Selected expense information(1):
Depreciation	$43.1	$38.7	11.4	$85.2	$76.1	12.0
Maintenance and compliance	$23.9	$31.8	(24.8)	$44.4	$63.4	(30.0)
Rent	$9.9	$9.9	—	$20.0	$19.4	3.1
Interest	$31.3	$31.4	(0.3)	$61.9	$63.2	(2.1)
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
Total revenues decreased by 35.2% and 21.9% for the three and six months ended June 30, 2017, respectively, compared to 2016 due to lower volume of railcar sales owned one year or less. Leasing and management revenues for the three and six months ended June 30, 2017 increased 3.6% and 4.3%, respectively, compared to 2016 due to net fleet additions partially offset by the effect of lower average rental rates.
During the six months ended June 30, 2017 and 2016, the Company received proceeds from the sales of leased railcars as follows:

	Six Months Ended June 30,
	2017	2016
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$7.1	$126.1
Railcars owned more than one year at the time of sale	92.4	37.7
Rail Group	—	8.1
	$99.5	$171.9
Operating profit decreased by 5.9% for the three months ended June 30, 2017 compared to 2016 primarily due to a lower volume of railcar sales. Operating profit increased by 2.0% for the six months ended June 30, 2017 compared to 2016 primarily due to lower fleet maintenance and compliance expenses, partially offset by a lower volume of railcar sales.
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

Information regarding the Leasing Group’s lease fleet, owned through its wholly-owned and partially-owned subsidiaries, follows:

	June 30, 2017	June 30, 2016
Number of railcars:
Wholly-owned	62,570	55,635
Partially-owned	24,660	24,725
	87,230	80,360
Average age in years	8.5	8.2
Average remaining lease term in years	3.5	3.2
Fleet utilization	97.5%	96.4%

All Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Percent	2017	2016	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues	$22.7	$19.7	15.2%	$45.5	$41.6	9.4%

Operating costs:
Cost of revenues	26.6	22.2	19.8	52.7	46.9	12.4
Selling, engineering, and administrative costs	1.9	2.0	(5.0)	3.7	4.0	(7.5)
Property disposition (gains) losses	(0.1)	0.7		(0.6)	1.0
Operating loss	$(5.7)	$(5.2)	*	$(10.3)	$(10.3)	*
* not meaningful
Revenues and cost of revenues increased for the three and six months ended June 30, 2017 compared to 2016 primarily due to an increase in services provided by our facilities maintenance operations.

Corporate

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Percent	2017	2016	Percent
	($ in millions)		Change	($ in millions)		Change
Operating costs	$38.3	$34.7	10.4%	$73.3	$59.4	23.4%
The increase in operating costs for the three and six months ended June 30, 2017 compared to the same periods in 2016 is primarily due to higher corporate level infrastructure costs as well as higher litigation-related costs and increased insurance costs.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the six months ended June 30, 2017 and June 30, 2016:

	Six Months Ended June 30,
	2017	2016
	(in millions)
Total cash provided by (required by):
Operating activities	$336.1	$486.4
Investing activities	(168.9)	(496.8)
Financing activities	78.1	(161.6)
Net increase (decrease) in cash and cash equivalents	$245.3	$(172.0)
Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2017 was $336.1 million compared to net cash provided by operating activities of $486.4 million for the six months ended June 30, 2016. Cash flow provided by operating activities decreased primarily due to lower net income.
Receivables at June 30, 2017 increased by $52.8 million or 11.0% since December 31, 2016 primarily due to a higher income tax receivable partially offset by lower trade receivables in our Rail Group. Raw materials inventory at June 30, 2017 decreased by $7.8 million or 2.6% since December 31, 2016 primarily attributable to lower levels in our Construction Products and Inland Barge Groups from lower production volumes. At June 30, 2017, work in process inventory decreased by $16.9 million or 8.9% primarily in our Rail Group while finished goods inventory decreased by $13.8 million or 7.9% since December 31, 2016 due to higher inventory balances carried at the previous year end for scheduled shipments in early 2017 in our Energy Equipment Group. Accounts payable increased slightly by $11.0 million, while accrued liabilities decreased by $4.9 million from December 31, 2016 primarily due to lower compensation-related accruals. We continually review reserves related to bad debt as well as the adequacy of lower of cost or market valuations related to accounts receivable and inventory.
Investing Activities. Net cash required by investing activities for the six months ended June 30, 2017 was $168.9 million compared to $496.8 million for the six months ended June 30, 2016. Capital expenditures for the six months ended June 30, 2017 were $315.0 million, which included $277.2 million for additions to the lease fleet less $5.6 million for the cost of sold lease fleet railcars owned one year or less. This compares to $425.8 million of capital expenditures for the same period last year, which included $438.0 million for additions to the lease fleet less $92.0 million for the cost of sold lease fleet railcars owned one year or less. Proceeds from the sale of property, plant, and equipment and other assets totaled $98.4 million for the six months ended June 30, 2017, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $92.4 million. This compares to $41.8 million for the same period in 2016, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $37.7 million. Full-year manufacturing/corporate capital expenditures for 2017 are projected to range between $90.0 million and $110.0 million. For 2017, we anticipate a net investment in our wholly-owned lease fleet of between $315.0 million and $365.0 million, after taking into account the proceeds from sales of leased railcars. Short-term marketable securities decreased by $55.1 million and increased by $115.1 million for the six months ended June 30, 2017 and 2016, respectively. Net cash required related to acquisitions amounted to $5.3 million for the six months ended June 30, 2017. There was no divestiture activity for the six months ended June 30, 2017. There was no acquisition or divestiture activity for the six months ended June 30, 2016.
Financing Activities. Net cash provided by financing activities during the six months ended June 30, 2017 was $78.1 million compared to $161.6 million of cash required by financing activities for the same period in 2016. During the six months ended June 30, 2017, we retired $98.3 million in debt as scheduled and borrowed $299.4 million, net of debt issuance costs, primarily from the issuance by TRL 2017 of promissory notes. During the six months ended June 30, 2016, we retired $77.6 million in debt as scheduled. We intend to use our cash and committed credit facilities to fund the operations, expansions, and growth initiatives of the Company. Additionally, we may use our cash and committed credit facilities to retire or repurchase the Company's outstanding debt prior to its stated maturity or repurchase shares of its common stock.
Other Investing and Financing Activities
The $1.0 billion TILC warehouse loan facility, established to finance railcars owned by TILC, had $167.6 million in outstanding borrowings as of June 30, 2017. Under the facility, $832.4 million was unused and available as of June 30, 2017 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation which expires in April 2018 and is secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 2.95% at June 30, 2017. Amounts outstanding at maturity, absent renewal, are payable under the facility in April 2019.

On May 15, 2017, Trinity Rail Leasing 2017, LLC, a Delaware limited liability company ("TRL 2017") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $302.4 million of promissory notes (the "2017 Promissory Notes") due May 15, 2024, of which $301.1 million was outstanding as of June 30, 2017. The 2017 Promissory Notes are obligations of TRL 2017 and are non-recourse to Trinity. The 2017 Promissory Notes bear interest at Libor plus a margin for an all-in interest rate of 2.91% as of June 30, 2017, payable monthly. The 2017 Promissory Notes are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL 2017.
In May 2017, the Company declared an increase in its quarterly dividend from $0.11 to $0.13 per share, reflecting an 18% increase.
As of June 30, 2017, we had letters of credit issued under our $600 million revolving credit facility in an aggregate principal amount of $92.6 million, leaving $507.4 million available for borrowing. Other than these letters of credit, there were no borrowings under our revolving credit facility as of June 30, 2017, or for the six month period then ended. Borrowings under the credit facility bear interest at a defined index rate plus a margin and are guaranteed by certain 100%-owned subsidiaries of the Company.
In December 2015, the Company’s Board of Directors renewed its $250 million share repurchase program effective January 1, 2016 through December 31, 2017. Under the program, 1,942,200 shares were repurchased during the three and six months ended June 30, 2017, at a cost of approximately $52.4 million. Certain shares of stock repurchased during June 2017, totaling $10.5 million, were cash settled in July 2017 in accordance with normal settlement practices. As of June 30, 2017, the remaining authorization under the program totaled $163.0 million.
During the six months ended June 30, 2017 and 2016, the Company received proceeds from the sales of leased railcars as follows:

	Six Months Ended June 30,
	2017	2016
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$7.1	$126.1
Railcars owned more than one year at the time of sale	92.4	37.7
Rail Group	—	8.1
	$99.5	$171.9
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
Future Operating Requirements
We expect to finance future operating requirements with cash, cash equivalents, and short-term marketable securities; cash flows from operations; and, depending on market conditions, short-term debt, long-term debt, and equity. Debt instruments that the Company has utilized include its revolving credit facility, the TILC warehouse facility, senior notes, convertible subordinated notes, asset-backed securities, and sale-leaseback transactions. As of June 30, 2017, the Company had unrestricted cash, cash equivalents, and short-term marketable securities balances of $988.3 million, and $507.4 million available under its revolving credit facility. Under the TILC warehouse facility, $832.4 million was unused and available as of June 30, 2017 based on the amount of warehouse-eligible, unpledged equipment. The Company believes it has access to adequate capital resources to fund operating requirements and is an active participant in the capital markets.
Off Balance Sheet Arrangements
See Note 6 and Note 11 of the Notes to Consolidated Financial Statements for information about off balance sheet arrangements.

Derivative Instruments
We may use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also may use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 Fair Value Accounting of the Notes to Consolidated Financial Statements for discussion of how the Company valued its commodity hedges and interest rate swap at June 30, 2017. See Note 11 Debt of the Notes to Consolidated Financial Statements for a description of the Company's debt instruments.
Interest rate hedges

			Included in accompanying balance sheet at June 30, 2017
	Notional Amount	Interest Rate(1)	Asset / (liability)	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(0.5)	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$4.9	$6.6
Open hedge:
TRIP Master Funding secured railcar equipment notes	$35.4	2.62%	$(0.7)	$0.3	$0.4
2017 promissory notes	$180.7	3.00%	$2.1	$0.2	$—

(1)	Weighted average fixed interest rate, except for 2017 promissory notes. Interest rate cap for 2017 promissory notes.

	Effect on interest expense - increase/(decrease)
	Three Months Ended June 30,		Six Months Ended June 30,		Expected effect during next twelve months(1)
	2017	2016	2017	2016
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$—	$(0.1)	$(0.1)	$(0.2)	$(0.2)
TRIP Holdings warehouse loan	$1.1	$1.2	$2.3	$2.4	$3.5
Open hedge:
TRIP Master Funding secured railcar equipment notes	$0.1	$0.2	$0.3	$0.5	$0.4
(1) Based on the fair value of open hedge as of June 30, 2017
During 2005 and 2006, we entered into interest rate swap derivatives in anticipation of issuing our 2006 Secured Railcar Equipment Notes. These derivative instruments, with a notional amount of $200.0 million, were settled in 2006 and fixed the interest rate on a portion of the related debt issuance. These derivative instrument transactions are being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in Accumulated Other Comprehensive Loss ("AOCL") through the date the related debt issuance closed in 2006. The balance is being amortized over the term of the related debt. The effect on interest expense is due to amortization of the AOCL balance.
Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $3.5 million of additional interest expense expected to be recognized during the twelve months following June 30, 2017. Also in July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with an initial notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The effect on interest expense is primarily a result of monthly interest settlements.
In May 2017, TRL 2017 purchased an interest rate cap derivative, which qualified as a cash flow hedge, to limit the Libor component of the interest rate on the 2017 promissory notes to a maximum rate of 3%. The effect on interest expense is primarily the result of amortization of the cost of the derivative and is not expected to be significant during the next twelve months.

See Note 11 Debt of the Notes to Consolidated Financial Statements regarding the related debt instruments.
Other Derivatives
Natural gas and diesel fuel
We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The effect on operating income for these instruments was not significant. The amount recorded in the consolidated balance sheet as of June 30, 2017 for these instruments was not significant. The amount recorded in the consolidated balance sheet as of December 31, 2016 for these instruments was an asset of $0.3 million.

Contractual Obligation and Commercial Commitments
As of June 30, 2017, contractual obligations related to letters of credit increased to $92.7 million from $92.3 million at December 31, 2016. Refer to Note 11 of the Consolidated Financial Statements for changes to our outstanding debt and maturities. Contractual obligations that relate to operating leases including sale/leaseback transactions were substantially unchanged as of June 30, 2017. See Note 6 of the Consolidated Financial Statements regarding operating lease obligations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2016 as set forth in Item 7A of our 2016 Form 10-K. Refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of debt-related activity and the impact of hedging activity for the three and six months ended June 30, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended June 30, 2017:

Period	Number of Shares Purchased(1)	Average Price Paid per Share (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2017 through April 30, 2017	2,551	$26.18	—	$215,375,299
May 1, 2017 through May 31, 2017	515,011	$27.17	—	$215,375,299
June 1, 2017 through June 30, 2017	1,942,380	$26.95	1,942,200	$163,034,477
Total	2,459,942	$26.99	1,942,200	$163,034,477
(1) These columns include the following transactions during the three months ended June 30, 2017: (i) the surrender to the Company of 516,006 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, (ii) the purchase of 1,736 shares of common stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust, and (iii) the purchase of 1,942,200 shares of common stock on the open market as part of the stock repurchase program.
(2) In December 2015, the Company’s Board of Directors renewed its $250 million share repurchase program effective January 1, 2016 through December 31, 2017. Under the program, 1,942,200 shares were repurchased during the three months ended June 30, 2017 at a cost of approximately $52.4 million. Certain shares of stock repurchased during June 2017, totaling $10.5 million, were cash settled in July 2017 in accordance with normal settlement practices. The approximate dollar value of shares that were eligible to be repurchased under such share repurchase program is shown as of the end of such month or quarter.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-Q.

Item 5. Other Information
None.

Item 6. Exhibits

NO.	DESCRIPTION
4.1
Third Supplemental Indenture dated April 20, 2017, by and among Trinity Industries, Inc., certain of its subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017).

10.1
Supplement to Subsidiary Guaranty, dated April 20, 2017, in favor of JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017).

10.2	Fourth Amended and Restated Trinity Industries, Inc. 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on May 3, 2017).
10.3	Form of Restricted Stock Unit Agreement for grants issued commencing 2017 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on May 3, 2017).
10.4	Form of Performance-Based Restricted Stock Unit Grant Agreement for grants issued commencing 2017 (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on May 3, 2017).
10.5	Form of Non-Employee Director Restricted Stock Grant Agreement for grants issued commencing 2017 (filed herewith).
10.6	Form of Non-Employee Director Restricted Stock Unit Agreement for grants issued commencing 2017 (filed herewith).
10.7
Term Loan Agreement dated as of May 15, 2017 among Trinity Rail Leasing 2017 LLC, the Lenders From Time to Time Party Hereto, Credit Agricole Corporate and Investment Bank, as Agent, and U.S. Bank National Association, as Collateral and Depositary (filed herewith).

10.7.1
Purchase and Contribution Agreement dated as of May 15, 2017 among Trinity Rail Leasing Warehouse Trust and Trinity Industries Leasing Company, as Sellers, and Trinity Rail Leasing 2017 LLC as Purchaser (filed herewith).

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
July 26, 2017

INDEX TO EXHIBITS

NO.	DESCRIPTION
4.1
Third Supplemental Indenture dated April 20, 2017, by and among Trinity Industries, Inc., certain of its subsidiaries, as guarantors, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017).

10.1
Supplement to Subsidiary Guaranty, dated April 20, 2017, in favor of JPMorgan Chase Bank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017).

10.2	Fourth Amended and Restated Trinity Industries, Inc. 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on May 3, 2017).
10.3	Form of Restricted Stock Unit Agreement for grants issued commencing 2017 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on May 3, 2017).
10.4	Form of Performance-Based Restricted Stock Unit Grant Agreement for grants issued commencing 2017 (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on May 3, 2017).
10.5	Form of Non-Employee Director Restricted Stock Grant Agreement for grants issued commencing 2017 (filed herewith).
10.6	Form of Non-Employee Director Restricted Stock Unit Agreement for grants issued commencing 2017 (filed herewith).
10.7
Term Loan Agreement dated as of May 15, 2017 among Trinity Rail Leasing 2017 LLC, the Lenders From Time to Time Party Hereto, Credit Agricole Corporate and Investment Bank, as Agent, and U.S. Bank National Association, as Collateral and Depositary (filed herewith).

10.7.1
Purchase and Contribution Agreement dated as of May 15, 2017 among Trinity Rail Leasing Warehouse Trust and Trinity Industries Leasing Company, as Sellers, and Trinity Rail Leasing 2017 LLC as Purchaser (filed herewith).

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