Form 10-Q/A
period 2017-06-30
TRINITY INDUSTRIES INC
filed 2017-07-27
CIK 99780

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

EXPLANATORY NOTE

Trinity Industries, Inc. is filing this Amendment No. 1 ("Amendment") to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 which was originally filed with the Securities and Exchange Commission on July 26, 2017 ("the Quarterly Report"). This Amendment amends the certification of the Chief Financial Officer originally filed as Exhibit 32.2, which inadvertently omitted the electronic signature.

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