Form 10-Q
period 2017-09-30
TRINITY INDUSTRIES INC
filed 2017-10-26
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At October 13, 2017 the number of shares of common stock outstanding was 151,783,625.

TRINITY INDUSTRIES, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions, except per share amounts)
Revenues:
Manufacturing	$698.7	$938.5	$2,111.0	$2,837.4
Leasing	274.9	173.2	645.4	647.1
	973.6	1,111.7	2,756.4	3,484.5
Operating costs:
Cost of revenues:
Manufacturing	565.6	745.4	1,731.4	2,258.4
Leasing	156.6	81.9	332.4	356.5
	722.2	827.3	2,063.8	2,614.9
Selling, engineering, and administrative expenses:
Manufacturing	59.1	54.9	177.0	176.6
Leasing	13.9	11.8	37.8	33.9
Other	41.5	35.6	114.8	95.0
	114.5	102.3	329.6	305.5
Gains (losses) on dispositions of property:
Net gains on railcar lease fleet sales owned more than one year at the time of sale	16.5	—	40.2	13.5
Other	(0.4)	1.5	1.6	1.0
	16.1	1.5	41.8	14.5
Total operating profit	153.0	183.6	404.8	578.6
Other (income) expense:
Interest income	(3.1)	(1.4)	(7.1)	(3.9)
Interest expense	46.8	45.3	137.5	136.7
Other, net	1.7	0.2	3.0	(5.4)
	45.4	44.1	133.4	127.4
Income before income taxes	107.6	139.5	271.4	451.2
Provision for income taxes	39.7	49.9	97.8	160.7
Net income	67.9	89.6	173.6	290.5
Net income attributable to noncontrolling interest	1.0	5.4	9.6	14.5
Net income attributable to Trinity Industries, Inc.	$66.9	$84.2	$164.0	$276.0

Net income attributable to Trinity Industries, Inc. per common share:
Basic	$0.44	$0.55	$1.08	$1.81
Diluted	$0.43	$0.55	$1.06	$1.81
Weighted average number of shares outstanding:
Basic	148.0	148.7	148.6	148.3
Diluted	151.3	148.7	151.1	148.3
Dividends declared per common share	$0.13	$0.11	$0.37	$0.33
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Net income	$67.9	$89.6	$173.6	$290.5
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized losses arising during the period, net of tax expense (benefit) of $(0.1), $0.1, $(0.1), and $(0.1)	(0.6)	—	(0.8)	(0.7)
Reclassification adjustments for losses included in net income, net of tax benefit of $0.1, $0.1, $0.4, and $0.6	1.0	1.2	3.2	3.4
Currency translation adjustment	0.8	(0.4)	1.6	1.4
Defined benefit plans:
Amortization of net actuarial losses, net of tax benefit of $0.5, $0.4, $1.4, and $1.4	0.9	0.8	2.4	2.4
	2.1	1.6	6.4	6.5
Comprehensive income	70.0	91.2	180.0	297.0
Less: comprehensive income attributable to noncontrolling interest	1.5	6.2	11.6	16.5
Comprehensive income attributable to Trinity Industries, Inc.	$68.5	$85.0	$168.4	$280.5
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2017	December 31, 2016
	(unaudited)
	(in millions)
ASSETS
Cash and cash equivalents	$874.7	$563.4
Short-term marketable securities	150.0	234.7
Receivables, net of allowance	399.1	378.7
Income tax receivable	181.2	102.1
Inventories:
Raw materials and supplies	299.1	302.5
Work in process	210.3	189.5
Finished goods	152.4	173.8
	661.8	665.8
Restricted cash, including partially-owned subsidiaries of $66.6 and $78.4	176.3	178.2
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $1,983.9 and $1,979.8	8,274.9	7,981.0
Less accumulated depreciation, including partially-owned subsidiaries of $404.7 and $364.9	(2,204.8)	(2,014.2)
	6,070.1	5,966.8
Goodwill	770.2	754.1
Other assets	281.5	281.5
	$9,564.9	$9,125.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$194.5	$156.1
Accrued liabilities	418.2	426.1
Debt:
Recourse, net of unamortized discount of $13.2 and $27.1	862.9	850.6
Non-recourse:
Wholly-owned subsidiaries	1,054.1	840.0
Partially-owned subsidiaries	1,359.4	1,366.0
	3,276.4	3,056.6
Deferred income	21.3	23.5
Deferred income taxes	1,247.4	1,072.9
Other liabilities	57.0	79.0
	5,214.8	4,814.2
Stockholders’ equity:
Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – 400.0 shares authorized	1.6	1.6
Capital in excess of par value	493.3	534.6
Retained earnings	3,604.7	3,497.3
Accumulated other comprehensive loss	(109.1)	(113.5)
Treasury stock	(2.6)	(1.5)
	3,987.9	3,918.5
Noncontrolling interest	362.2	392.6
	4,350.1	4,311.1
	$9,564.9	$9,125.3
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2017	2016
	(in millions)
Operating activities:
Net income	$173.6	$290.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	220.7	210.6
Stock-based compensation expense	22.4	33.2
Excess tax benefits from stock-based compensation	—	(0.8)
Provision for deferred income taxes	151.7	158.1
Net gains on railcar lease fleet sales owned more than one year at the time of sale	(40.2)	(13.5)
Gains on dispositions of property and other assets	(1.6)	(1.0)
Non-cash interest expense	24.1	21.3
Other	(0.6)	(3.1)
Changes in assets and liabilities:
(Increase) decrease in receivables	(94.3)	37.7
(Increase) decrease in inventories	10.6	73.5
(Increase) decrease in other assets	(4.3)	8.5
Increase (decrease) in accounts payable	38.4	(5.8)
Increase (decrease) in accrued liabilities	12.5	(26.4)
Increase (decrease) in other liabilities	(24.8)	9.3
Net cash provided by operating activities	488.2	792.1

Investing activities:
(Increase) decrease in short-term marketable securities	84.7	(199.8)
Proceeds from dispositions of property and other assets	8.1	8.9
Proceeds from railcar lease fleet sales owned more than one year at the time of sale	160.3	37.7
Capital expenditures – leasing, net of sold lease fleet railcars owned one year or less with a net cost of $74.3 and $92.0	(360.4)	(555.2)
Capital expenditures – manufacturing and other	(61.9)	(101.1)
Acquisitions, net of cash acquired	(47.5)	—
Other	(0.3)	4.0
Net cash required by investing activities	(217.0)	(805.5)

Financing activities:
Excess tax benefits from stock-based compensation	—	0.8
Payments to retire debt	(334.9)	(106.0)
Proceeds from issuance of debt	534.1	—
(Increase) decrease in restricted cash	1.9	11.9
Shares repurchased	(52.4)	(34.7)
Dividends paid to common shareholders	(53.0)	(50.0)
Purchase of shares to satisfy employee tax on vested stock	(14.1)	(16.4)
Distributions to noncontrolling interest	(41.4)	(18.4)
Other	(0.1)	(2.0)
Net cash provided (required) by financing activities	40.1	(214.8)
Net increase (decrease) in cash and cash equivalents	311.3	(228.2)
Cash and cash equivalents at beginning of period	563.4	786.0
Cash and cash equivalents at end of period	$874.7	$557.8
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value)
Balances at December 31, 2016	152.2	$1.6	$534.6	$3,497.3	$(113.5)	(0.1)	$(1.5)	$3,918.5	$392.6	$4,311.1
Net income	—	—	—	164.0	—	—	—	164.0	9.6	173.6
Other comprehensive income	—	—	—	—	4.4	—	—	4.4	2.0	6.4
Cash dividends on common stock	—	—	—	(56.0)	—	—	—	(56.0)	—	(56.0)
Restricted shares, net	1.7	—	25.3	—	—	(0.6)	(17.0)	8.3	—	8.3
Shares repurchased	—	—	—	—	—	(1.9)	(52.4)	(52.4)	—	(52.4)
Stock options exercised	—	—	0.2	—	—	—	—	0.2	—	0.2
Disbursements to non-controlling interest	—	—	—	—	—	—	—	—	(41.4)	(41.4)
Retirement of treasury stock	(2.5)	—	(68.3)	—	—	2.5	68.3	—	—	—
Other	—	—	1.5	(0.6)	—	—	—	0.9	(0.6)	0.3
Balances at September 30, 2017	151.4	$1.6	$493.3	$3,604.7	$(109.1)	(0.1)	$(2.6)	$3,987.9	$362.2	$4,350.1
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity,” “Company,” “we,” or “our”) including the accounts of its wholly-owned subsidiaries and its partially-owned subsidiaries, TRIP Rail Holdings LLC (“TRIP Holdings”) and RIV 2013 Rail Holdings LLC ("RIV 2013"), in which the Company has a controlling interest. In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of September 30, 2017, and the results of operations for the three and nine months ended September 30, 2017 and 2016, and cash flows for the nine months ended September 30, 2017 and 2016, have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Because of seasonal and other factors, the results of operations for the nine months ended September 30, 2017 may not be indicative of expected results of operations for the year ending December 31, 2017. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2016.
Stockholders' Equity
In December 2015, the Company’s Board of Directors renewed its $250 million share repurchase program effective January 1, 2016 through December 31, 2017. Under the program, 1,942,200 shares were repurchased during the nine months ended September 30, 2017, at a cost of approximately $52.4 million. There were no shares repurchased during the three months ended September 30, 2017. During the nine months ended September 30, 2016, the Company repurchased 2,070,600 shares at a cost of approximately $34.7 million. There were no shares repurchased during the three months ended September 30, 2016. As of September 30, 2017, the remaining authorization under the program totaled $163.0 million.
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

Recent Accounting Pronouncements
On January 1, 2017, the Company adopted Accounting Standards Update 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting”, ("ASU 2016-09”) which changed how companies account for certain aspects of share-based payments to employees. ASU 2016-09 requires, among other things, that excess tax benefits or deficiencies related to vested awards, previously recognized in stockholders' equity, be included in income tax expense when the awards vest. The adoption of ASU 2016-09 resulted in an adjustment to retained earnings of $0.6 million, net of tax, as of January 1, 2017 related to the cumulative effect of the standard. For the three and nine months ended September 30, 2017, the effect on the provision for income taxes included in the consolidated statement of operations was a benefit of $0.2 million and an additional provision of $2.2 million, respectively.
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
The Company plans to adopt ASU 2014-09 effective January 1, 2018 using the modified retrospective method of adoption. Under this method, the guidance will be applied only to the most current period presented in the financial statements and the cumulative effect of initially applying the standard will result in an adjustment to the opening balance of retained earnings as of the date of adoption. Using both internal and external resources, the Company has substantially completed its evaluation of the requirements of the standard and their application to our various business units. Accordingly, we anticipate a change in the timing of revenue recognition for our wind towers and utility structures product lines within our Energy Equipment Group, no longer recognizing revenue when products are delivered, but under the new guidance, recognizing revenue over time as products are manufactured. The impact of this change cannot be reasonably estimated at this time. We expect revenue recognition policies related to our other business segments to remain substantially unchanged as a result of adopting ASU 2014-09. Additionally, we do not anticipate significant changes in business processes or systems. The Company is developing additional internal controls over financial reporting to ensure that the requirements of the new standard are satisfied.
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
In November 2016, the FASB issued Accounting Standards Update No. 2016-18, "Restricted Cash", ("ASU 2016-18") which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance requires a reconciliation of totals in the statement of cash flows to the related cash and cash equivalents and restricted cash captions in the balance sheet. ASU 2016-18 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company plans to adopt ASU 2016-18 effective January 1, 2018. The effect of adopting this standard is not expected to be significant.
In March 2017, the FASB issued Accounting Standards Update No. 2017-07, “Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”) which changes how companies that sponsor defined benefit pension plans present the related net periodic benefit cost in the income statement. The service cost component of the net periodic benefit cost will continue to be presented in the same income statement line items, however other components of the net periodic benefit cost will be presented as a component of other income and excluded from operating profit. ASU 2017-07 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company plans to adopt ASU 2017-07 effective January 1, 2018. The effect of adopting this standard is not expected to be significant.

Note 2. Acquisitions and Divestitures

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Acquisitions:
Purchase price	$42.2	$—	$48.3	$—
Net cash paid	$42.2	$—	$47.5	$—
Goodwill recorded	$14.8	$—	$14.8	$—
In May 2017, we completed the acquisition of the assets of a lightweight aggregates business and, in July 2017, we completed the acquisition of the assets of a trench shoring products business. Both acquisitions were in our Construction Products Group. As of September 30, 2017, these acquisitions were recorded based on preliminary valuations of the acquired assets and liabilities at their acquisition date fair value using level three inputs. Such assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level. See Note 3 Fair Value Accounting for a discussion of inputs in determining fair value.
There was no divestiture activity for the three and nine months ended September 30, 2017 and September 30, 2016.

Note 3. Fair Value Accounting
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of September 30, 2017
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$247.1	$—	$—	$247.1
Restricted cash	176.3	—	—	176.3
Equity instruments(1)	—	1.7	—	1.7
Fuel derivative instruments(1)	—	0.1	—	0.1
Interest rate hedge(1)	—	1.8	—	1.8
Total assets	$423.4	$3.6	$—	$427.0

Liabilities:
Interest rate hedge:(2)
Partially-owned subsidiaries	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurement as of December 31, 2016
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$188.7	$—	$—	$188.7
Restricted cash	178.2	—	—	178.2
Equity instruments(1)	—	3.1	—	3.1
Fuel derivative instruments(1)	—	0.3	—	0.3
Total assets	$366.9	$3.4	$—	$370.3

Liabilities:
Interest rate hedge:(2)
Partially-owned subsidiaries	$—	$0.9	$—	$0.9
Total liabilities	$—	$0.9	$—	$0.9
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
The carrying amounts and estimated fair values of our long-term debt are as follows:

	September 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Recourse:
Senior notes	$399.7	$409.0	$399.6	$386.3
Convertible subordinated notes	449.4	605.1	449.4	575.5
Less: unamortized discount	(12.9)		(26.7)
	436.5		422.7
Capital lease obligations	29.4	29.4	32.1	32.1
Other	0.5	0.5	—	—
	866.1	1,044.0	854.4	993.9
Less: unamortized debt issuance costs	(3.2)		(3.8)
	862.9		850.6
Non-recourse:
2006 secured railcar equipment notes	164.4	177.6	194.2	201.5
2009 secured railcar equipment notes	167.7	179.2	172.5	189.9
2010 secured railcar equipment notes	269.9	284.4	280.6	284.3
2017 promissory notes	297.4	297.4	—	—
TILC warehouse facility	166.7	166.7	204.1	204.1
TRL 2012 secured railcar equipment notes	408.2	398.1	425.5	395.6
TRIP Master Funding secured railcar equipment notes	966.2	1,011.1	955.5	960.6
	2,440.5	2,514.5	2,232.4	2,236.0
Less: unamortized debt issuance costs	(27.0)		(26.4)
	2,413.5		2,206.0
Total	$3,276.4	$3,558.5	$3,056.6	$3,229.9
The estimated fair values of our senior notes and convertible subordinated notes were based on a quoted market price in a market with little activity as of September 30, 2017 and December 31, 2016 (Level 2 input). The estimated fair values of our 2006, 2009, 2010, and 2012 secured railcar equipment notes and TRIP Rail Master Funding LLC (“TRIP Master Funding”) secured railcar equipment notes are based on our estimate of their fair value as of September 30, 2017 and December 31, 2016 using unobservable input values provided by a third party (Level 3 inputs). The carrying value of our Trinity Industries Leasing Company (“TILC”) warehouse facility and 2017 promissory notes approximate fair value because the interest rate adjusts to the market interest rate (Level 3 input). The fair values of all other financial instruments are estimated to approximate carrying value. See Note 11 Debt for a description of the Company's long-term debt.

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
The financial information for these segments is shown in the tables below. We operate principally in North America.
Three Months Ended September 30, 2017

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$317.4	$175.0	$492.4	$50.6
Construction Products Group	130.1	1.8	131.9	16.9
Inland Barge Group	28.1	—	28.1	(0.7)
Energy Equipment Group	220.6	25.6	246.2	26.3
Railcar Leasing and Management Services Group	274.9	0.2	275.1	120.6
All Other	2.5	23.2	25.7	(4.7)
Segment Totals before Eliminations and Corporate	973.6	225.8	1,199.4	209.0
Corporate	—	—	—	(41.5)
Eliminations – Lease subsidiary	—	(160.5)	(160.5)	(13.6)
Eliminations – Other	—	(65.3)	(65.3)	(0.9)
Consolidated Total	$973.6	$—	$973.6	$153.0
Three Months Ended September 30, 2016

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$506.0	$214.8	$720.8	$103.6
Construction Products Group	136.3	3.5	139.8	23.8
Inland Barge Group	98.9	—	98.9	11.7
Energy Equipment Group	194.6	47.1	241.7	31.2
Railcar Leasing and Management Services Group	173.2	0.5	173.7	80.5
All Other	2.7	24.0	26.7	(3.5)
Segment Totals before Eliminations and Corporate	1,111.7	289.9	1,401.6	247.3
Corporate	—	—	—	(35.6)
Eliminations – Lease subsidiary	—	(206.7)	(206.7)	(27.7)
Eliminations – Other	—	(83.2)	(83.2)	(0.4)
Consolidated Total	$1,111.7	$—	$1,111.7	$183.6
Nine Months Ended September 30, 2017

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$938.8	$497.8	$1,436.6	$138.3
Construction Products Group	381.7	4.6	386.3	54.8
Inland Barge Group	124.3	—	124.3	6.2
Energy Equipment Group	660.6	79.5	740.1	80.4
Railcar Leasing and Management Services Group	645.4	0.7	646.1	316.4
All Other	5.6	65.6	71.2	(15.0)
Segment Totals before Eliminations and Corporate	2,756.4	648.2	3,404.6	581.1
Corporate	—	—	—	(114.8)
Eliminations – Lease subsidiary	—	(457.4)	(457.4)	(56.1)
Eliminations – Other	—	(190.8)	(190.8)	(5.4)
Consolidated Total	$2,756.4	$—	$2,756.4	$404.8

Nine Months Ended September 30, 2016

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Rail Group	$1,476.9	$784.0	$2,260.9	$349.6
Construction Products Group	399.6	10.9	410.5	61.2
Inland Barge Group	328.0	—	328.0	38.6
Energy Equipment Group	626.2	129.5	755.7	103.5
Railcar Leasing and Management Services Group	647.1	1.7	648.8	272.4
All Other	6.7	61.6	68.3	(13.8)
Segment Totals before Eliminations and Corporate	3,484.5	987.7	4,472.2	811.5
Corporate	—	—	—	(95.0)
Eliminations – Lease subsidiary	—	(742.1)	(742.1)	(139.1)
Eliminations – Other	—	(245.6)	(245.6)	1.2
Consolidated Total	$3,484.5	$—	$3,484.5	$578.6

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
At September 30, 2017, the Company's carrying value of its investment in TRIP Holdings and RIV 2013 totaled $199.0 million. The Company's weighted average ownership interest in TRIP Holdings and RIV 2013 is 39% while the remaining 61% weighted average interest is owned by third-party investor-owned funds. The Company's investments in its partially-owned leasing subsidiaries are eliminated in consolidation.
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

Note 6. Railcar Leasing and Management Services Group
The Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet leasing, management, maintenance, and administrative services. Selected consolidating financial information for the Leasing Group is as follows:

	September 30, 2017
	Leasing Group
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash, cash equivalents, and short-term marketable securities	$7.8	$0.1	$1,016.8	$1,024.7
Property, plant, and equipment, net	$4,073.5	$1,836.5	$955.7	$6,865.7
Net deferred profit on railcars sold to the Leasing Group				(795.6)
Consolidated property, plant and equipment, net				$6,070.1
Restricted cash	$109.6	$66.6	$0.1	$176.3
Debt:
Recourse	$29.4	$—	$849.9	$879.3
Less: unamortized discount	—	—	(13.2)	(13.2)
Less: unamortized debt issuance costs	(0.1)	—	(3.1)	(3.2)
	29.3	—	833.6	862.9
Non-recourse	1,066.1	1,374.4	—	2,440.5
Less: unamortized debt issuance costs	(12.0)	(15.0)	—	(27.0)
	1,054.1	1,359.4	—	2,413.5
Total debt	$1,083.4	$1,359.4	$833.6	$3,276.4
Net deferred tax liabilities	$1,047.8	$2.0	$180.7	$1,230.5

	December 31, 2016
	Leasing Group
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash, cash equivalents, and short-term marketable securities	$7.2	$—	$790.9	$798.1
Property, plant, and equipment, net	$3,923.6	$1,879.6	$961.7	$6,764.9
Net deferred profit on railcars sold to the Leasing Group				(798.1)
Consolidated property, plant and equipment, net				$5,966.8
Restricted cash	$99.7	$78.4	$0.1	$178.2
Debt:
Recourse	$32.1	$—	$849.4	$881.5
Less: unamortized discount	—	—	(27.1)	(27.1)
Less: uamortized debt issuance costs	(0.1)	—	(3.7)	(3.8)
	32.0	—	818.6	850.6
Non-recourse	851.4	1,381.0	—	2,232.4
Less: unamortized debt issuance costs	(11.4)	(15.0)	—	(26.4)
	840.0	1,366.0	—	2,206.0
Total debt	$872.0	$1,366.0	$818.6	$3,056.6
Net deferred tax liabilities	$956.6	$2.0	$98.4	$1,057.0
Net deferred profit on railcars sold to the Leasing Group consists of intersegment profit that is eliminated in consolidation and is, therefore, not allocated to an operating segment. See Note 5 Partially-Owned Leasing Subsidiaries and Note 11 Debt for a further discussion regarding the Company’s investment in its partially-owned leasing subsidiaries and the related indebtedness.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Percent	2017	2016	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$188.5	$173.7	8.5%	$552.4	$522.7	5.7%
Sales of railcars owned one year or less at the time of sale	86.6	—	*	93.7	126.1	*
Total revenues	$275.1	$173.7	58.4	$646.1	$648.8	(0.4)

Operating profit:
Leasing and management	$86.2	$80.5	7.1	$256.8	$224.8	14.2
Railcar sales:
Railcars owned one year or less at the time of sale	17.9	—	*	19.4	34.1	*
Railcars owned more than one year at the time of sale	16.5	—	*	40.2	13.5	*
Total operating profit	$120.6	$80.5	49.8	$316.4	$272.4	16.2

Operating profit margin:
Leasing and management	45.7%	46.3%		46.5%	43.0%
Railcar sales	*	*		*	*
Total operating profit margin	43.8%	46.3%		49.0%	42.0%

Selected expense information(1):
Depreciation	$43.3	$39.4	9.9	$128.5	$115.5	11.3
Maintenance and compliance	$25.0	$21.3	17.4	$69.4	$84.7	(18.1)
Rent	$10.0	$9.9	1.0	$30.0	$29.3	2.4
Interest	$32.1	$31.2	2.9	$94.0	$94.4	(0.4)
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
During the nine months ended September 30, 2017 and 2016, the Company received proceeds from the sales of leased railcars as follows:

	Nine Months Ended September 30,
	2017	2016
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$93.7	$126.1
Railcars owned more than one year at the time of sale	160.3	37.7
Rail Group	—	8.1
	$254.0	$171.9
Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured predominantly by the Rail Group and enters into lease contracts with third parties with terms generally ranging from one to twenty years. The Leasing Group primarily enters into operating leases. Future contractual minimum rental revenues on leases are as follows:

	Remaining three months of 2017	2018	2019	2020	2021	Thereafter	Total
	(in millions)
Future contractual minimum rental revenue	$135.2	$480.9	$398.4	$316.8	$213.1	$435.0	$1,979.4
Debt. The Leasing Group’s debt at September 30, 2017 consisted primarily of non-recourse debt. As of September 30, 2017, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $1,719.7 million which is pledged as collateral for Leasing Group debt held by those subsidiaries, including equipment with a net book value of $41.1 million securing capital lease obligations. The net book value of unpledged equipment at September 30, 2017 was $2,290.4 million. See Note 11 Debt for the form, maturities, and descriptions of Leasing Group debt.
Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is nonrecourse to Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. TRIP Master Funding equipment with a net book value of $1,280.6 million is pledged as collateral for the TRIP Master Funding debt. TRL 2012 equipment with a net book value of $555.9 million is pledged solely as collateral for the TRL 2012 secured railcar equipment notes. See Note 5 Partially-Owned Leasing Subsidiaries for a description of TRIP Holdings and RIV 2013.
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
These Leasing Group subsidiaries had total assets as of September 30, 2017 of $144.5 million, including cash of $53.3 million and railcars of $63.0 million. The subsidiaries' cash, railcars, and an interest in each sublease are pledged to collateralize the lease obligations to the Trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiaries’ lease obligations. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties to be available to Trinity. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future contractual minimum rental revenues related to these leases due to the Leasing Group are as follows:

	Remaining three months of 2017	2018	2019	2020	2021	Thereafter	Total
	(in millions)
Future operating lease obligations of Trusts’ railcars	$7.3	$29.2	$28.8	$26.1	$26.1	$118.0	$235.5
Future contractual minimum rental revenues of Trusts’ railcars	$11.1	$36.5	$25.7	$16.1	$11.3	$15.5	$116.2
Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to operating leases other than leases discussed above are as follows:

	Remaining three months of 2017	2018	2019	2020	2021	Thereafter	Total
	(in millions)
Future operating lease obligations	$2.9	$12.0	$9.5	$7.7	$7.6	$13.4	$53.1
Future contractual minimum rental revenues	$3.1	$9.2	$6.8	$4.5	$3.3	$4.1	$31.0
Operating lease obligations totaling $6.5 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries. See Note 6 of the December 31, 2016 Consolidated Financial Statements filed on Form 10-K for a detailed explanation of these financing transactions.

Note 7. Derivative Instruments
We may use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also may use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 Fair Value Accounting for discussion of how the Company valued its commodity hedges and interest rate swap at September 30, 2017. See Note 11 Debt for a description of the Company's debt instruments.
Interest rate hedges

			Included in accompanying balance sheet at September 30, 2017
	Notional Amount	Interest Rate(1)	Asset / (liability)	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(0.5)	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$4.5	$6.0
TRIP Master Funding secured railcar equipment notes	$34.8	2.62%	$—	$0.3	$0.5
Open hedge:
2017 promissory notes	$178.4	3.00%	$1.8	$0.6	$—

(1)	Weighted average fixed interest rate, except for 2017 promissory notes. Interest rate cap for 2017 promissory notes.

	Effect on interest expense - increase/(decrease)
	Three Months Ended September 30,		Nine Months Ended September 30,		Expected effect during next twelve months(1)
	2017	2016	2017	2016
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$(0.1)	$(0.1)	$(0.2)	$(0.3)	$(0.1)
TRIP Holdings warehouse loan	$1.1	$1.2	$3.4	$3.6	$2.8
TRIP Master Funding secured railcar equipment notes	$0.1	$0.2	$0.4	$0.7	$0.3
(1) Based on the fair value of open hedge as of September 30, 2017
During 2005 and 2006, we entered into interest rate swap derivatives in anticipation of issuing our 2006 Secured Railcar Equipment Notes. These derivative instruments, with a notional amount of $200.0 million, were settled in 2006 and fixed the interest rate on a portion of the related debt issuance. These derivative instrument transactions are being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in Accumulated Other Comprehensive Loss ("AOCL") through the date the related debt issuance closed in 2006. The balance is being amortized over the term of the related debt. The effect on interest expense is due to amortization of the AOCL balance.
Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011 , these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the life of the terminated hedge with $2.8 million of additional interest expense expected to be recognized during the twelve months following September 30, 2017.
In July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with an initial notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The TRIP Master Funding interest rate hedge was terminated in August 2017 in connection with the refinancing of the related indebtedness. The effect on interest expense is primarily a result of monthly interest settlements. The balance included in AOCL at the date the hedge was terminated is being amortized over the life of the terminated hedge with $0.3 million of additional interest expense expected to be recognized during the twelve months following September 30, 2017.
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
Other Derivatives
Natural gas and diesel fuel
We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The effect on operating income for these instruments was not significant. The amount recorded in the consolidated balance sheet as of September 30, 2017 for these instruments was an asset of $0.1 million. The amount recorded in the consolidated balance sheet as of December 31, 2016 for these instruments was an asset of $0.3 million.

Note 8. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
	(in millions)
Manufacturing/Corporate:
Land	$109.9	$103.3
Buildings and improvements	664.8	642.6
Machinery and other	1,195.7	1,151.1
Construction in progress	33.4	39.1
	2,003.8	1,936.1
Less accumulated depreciation	(1,048.1)	(974.4)
	955.7	961.7
Leasing:
Wholly-owned subsidiaries:
Machinery and other	10.7	10.7
Equipment on lease	4,912.3	4,673.0
	4,923.0	4,683.7
Less accumulated depreciation	(849.5)	(760.1)
	4,073.5	3,923.6
Partially-owned subsidiaries:
Equipment on lease	2,313.5	2,309.4
Less accumulated depreciation	(477.0)	(429.8)
	1,836.5	1,879.6

Deferred profit on railcars sold to the Leasing Group	(965.5)	(948.2)
Less accumulated amortization	169.9	150.1
	(795.6)	(798.1)
	$6,070.1	$5,966.8

Note 9. Goodwill
Goodwill by segment is as follows:

	September 30, 2017	December 31, 2016
		(as reported)
	(in millions)
Rail Group	$134.6	$134.6
Construction Products Group	125.8	111.0
Energy Equipment Group	508.0	506.7
Railcar Leasing and Management Services Group	1.8	1.8
	$770.2	$754.1
The increase in the Construction Products Group goodwill during the nine months ended September 30, 2017 is due to acquisitions. See Note 2 Acquisitions and Divestitures. Changes in goodwill in the Energy Equipment Group during the nine months ended September 30, 2017 resulted from fluctuations in foreign currency exchange rates.

Note 10. Warranties
The changes in the accruals for warranties for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Beginning balance	$14.8	$18.2	$15.7	$21.5
Warranty costs incurred	(2.5)	(1.7)	(6.6)	(6.5)
Warranty originations and revisions	2.1	(0.4)	6.9	4.0
Warranty expirations	(0.8)	(0.7)	(2.4)	(3.6)
Ending balance	$13.6	$15.4	$13.6	$15.4

Note 11. Debt
The following table summarizes the components of debt as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(in millions)
Corporate – Recourse:
Revolving credit facility	$—	$—
Senior notes, net of unamortized discount of $0.3 and $0.4	399.7	399.6
Convertible subordinated notes, net of unamortized discount of $12.9 and $26.7	436.5	422.7
Other	0.5	—
	836.7	822.3
Less: unamortized debt issuance costs	(3.1)	(3.7)
	833.6	818.6
Leasing – Recourse:
Capital lease obligations, net of unamortized debt issuances costs of $0.1 and $0.1	29.3	32.0
Total recourse debt	862.9	850.6

Leasing – Non-recourse:
Wholly-owned subsidiaries:
2006 secured railcar equipment notes	164.4	194.2
2009 secured railcar equipment notes	167.7	172.5
2010 secured railcar equipment notes	269.9	280.6
2017 promissory notes	297.4	—
TILC warehouse facility	166.7	204.1
	1,066.1	851.4
Less: unamortized debt issuance costs	(12.0)	(11.4)
	1,054.1	840.0
Partially-owned subsidiaries:
TRL 2012 secured railcar equipment notes	408.2	425.5
TRIP Master Funding secured railcar equipment notes	966.2	955.5
	1,374.4	1,381.0
Less: unamortized debt issuance costs	(15.0)	(15.0)
	1,359.4	1,366.0
Total non–recourse debt	2,413.5	2,206.0
Total debt	$3,276.4	$3,056.6
We have a $600.0 million unsecured corporate revolving credit facility that matures in May 2020. As of September 30, 2017, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $82.6 million, leaving $517.4 million available for borrowing. Other than these letters of credit, there were no borrowings under our revolving credit facility as of September 30, 2017, or during the nine month period then ended. Of the outstanding letters of credit as of September 30, 2017, approximately $3.8 million is expected to expire in 2017 and the remainder primarily in 2018. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew by their terms each year. Trinity’s revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. As of September 30, 2017, we were in compliance with all such financial covenants. Borrowings under the credit facility bear interest at a defined index rate plus a margin and are guaranteed by certain 100%-owned subsidiaries of the Company.
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
The Convertible Subordinated Notes are recorded net of unamortized discount to reflect their underlying economics by capturing the value of the conversion option as borrowing costs. As of September 30, 2017 and December 31, 2016, capital in excess of par value included $92.5 million related to the estimated value of the Convertible Subordinated Notes’ conversion options, in accordance with ASC 470-20. Debt discount recorded in the consolidated balance sheet is being amortized through June 1, 2018 to yield an effective annual interest rate of 8.42% based upon the estimated market interest rate for comparable non-convertible debt as of the issuance date of the Convertible Subordinated Notes. Total interest expense recognized on the Convertible Subordinated Notes for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Coupon rate interest	$4.4	$4.4	$13.1	$13.1
Amortized debt discount	4.7	4.3	13.8	12.7
	$9.1	$8.7	$26.9	$25.8
Holders of the Convertible Subordinated Notes may convert their notes under the following circumstances: 1) if the daily closing price of our common stock is greater than or equal to 130% of the conversion price during 20 of the last 30 trading days of the preceding calendar quarter; 2) upon notice of redemption; or 3) upon the occurrence of specified corporate transactions pursuant to the terms of the applicable indenture. Upon conversion, the Company is required to pay cash up to the aggregate principal amount of the Convertible Subordinated Notes to be converted. Any conversion obligation in excess of the aggregate principal amount of the Convertible Subordinated Notes to be converted may be settled in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election. The conversion price, which is subject to adjustment upon the occurrence of certain events, was $24.34 per share as of September 30, 2017. The Convertible Subordinated Notes were not subject to conversion as of October 1, 2017. See Note 17 Earnings Per Common Share for an explanation of the effects of the Convertible Subordinated Notes on earnings per share. The Company has not entered into any derivatives transactions associated with these notes.
The $1.0 billion TILC warehouse loan facility, established to finance railcars owned by TILC, had $166.7 million in outstanding borrowings as of September 30, 2017. Under the facility, $833.3 million was unused and available as of September 30, 2017 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation which expires in April 2018 and is secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 3.05% at September 30, 2017. Amounts outstanding at maturity, absent renewal, are payable under the facility in April 2019.
On May 15, 2017, Trinity Rail Leasing 2017, LLC, a Delaware limited liability company ("TRL 2017") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $302.4 million of promissory notes (the "2017 Promissory Notes") due May 15, 2024, of which $297.4 million was outstanding as of September 30, 2017. The 2017 Promissory Notes are obligations of TRL 2017 and are non-recourse to Trinity. The 2017 Promissory Notes bear interest at Libor plus a margin for an all-in interest rate of 3.00% as of September 30, 2017, payable monthly. The 2017 Promissory Notes are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL 2017.
On August 15, 2017, TRIP Master Funding issued $237.9 million in aggregate principle amount of Series 2017-1 Secured Railcar Equipment Notes pursuant to the Master Indenture between TRIP Master Funding and Wilmington Trust Company, as indenture trustee, with a final maturity date of August 2047. The proceeds from the issuance were used primarily to retire the TRIP Master Funding Secured Railcar Equipment Notes Class A-1a and Class A-1b notes as well as the TRIP Master Funding Series 2014-1 Secured Railcar Equipment Notes Class A-1 notes in full. The TRIP Master Funding Series 2017-1 Secured Railcar Equipment Notes consist of two classes with the Class A-1 notes bearing interest at 2.71% and the Class A-2 notes bearing interest at 3.74%. The TRIP Master Funding Series 2017-1 Secured Railcar Equipment Notes are non-recourse to Trinity, TILC, TRIP Holdings, and the other equity investors in TRIP Holdings and are secured by TRIP Master Funding's portfolio of railcars and operating leases thereon, its cash reserves, and all other assets owned by TRIP Master Funding. As of September 30, 2017, there were $101.0 million and $134.9 million of Class A-1 and Class A-2 notes outstanding, respectively.
Terms and conditions of other debt, including recourse and non-recourse provisions, are described in Note 11 of the December 31, 2016 Consolidated Financial Statements filed on Form 10-K.

The remaining principal payments under existing debt agreements as of September 30, 2017 are as follows:

	Remaining three months of 2017	2018	2019	2020	2021	Thereafter
	(in millions)
Recourse:
Corporate(1)	$—	$0.1	$0.1	$0.2	$0.1	$849.4
Leasing – capital lease obligations (Note 6)	0.9	28.5	—	—	—	—
Non-recourse – leasing (Note 6):
2006 secured railcar equipment notes	6.1	25.3	28.0	29.8	29.2	46.0
2009 secured railcar equipment notes	1.6	6.4	11.2	6.6	13.4	128.5
2010 secured railcar equipment notes	2.9	10.0	7.6	14.2	20.1	215.1
2017 promissory notes	3.8	15.1	15.1	15.1	15.1	233.2
TILC warehouse facility	1.7	6.9	1.7	—	—	—
Facility termination payments - TILC warehouse facility	—	—	156.4	—	—	—
TRL 2012 secured railcar equipment notes	5.5	22.9	21.9	19.3	19.9	318.7
TRIP Master Funding secured railcar equipment notes	3.6	20.0	23.8	32.9	40.4	845.5
Total principal payments	$26.1	$135.2	$265.8	$118.1	$138.2	$2,636.4
(1) Holders of the Convertible Subordinated Notes may require us to purchase all or a portion of their notes on June 1, 2018. On or after that date, we may redeem all or part of the Convertible Subordinated Notes.
Note 12. Other, Net
Other, net (income) expense consists of the following items:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Foreign currency exchange transactions	$(0.6)	$0.9	$0.7	$(2.0)
Gain on equity investments	(0.2)	(0.1)	(0.2)	(0.1)
Other	2.5	(0.6)	2.5	(3.3)
Other, net	$1.7	$0.2	$3.0	$(5.4)
Other for the three and nine months ended September 30, 2017 includes $0.3 million and $1.4 million, respectively, in expense related to the change in fair value of certain equity instruments. Other for the three and nine months ended September 30, 2016 includes $0.4 million and $2.5 million, respectively, in income related to the change in fair value of certain equity instruments.

Note 13. Income Taxes
The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate on income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	1.4	1.3	1.4	1.2
Noncontrolling interest in partially-owned subsidiaries	(1.4)	(0.8)	(0.9)	(1.0)
Settlements with tax authorities	—	—	(2.1)	—
Equity compensation	(0.2)	—	0.8	—
Other, net	2.1	0.3	1.8	0.4
Effective rate	36.9%	35.8%	36.0%	35.6%
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
Taxing authority examinations
During the nine months ended September 30, 2017, the Internal Revenue Service ("IRS") formally closed its audit of the 2006-2009 tax years and accordingly, we have adjusted unrecognized tax benefits and deferred tax amounts related to these tax years resulting in a $5.8 million tax benefit. The 2013 audit has concluded and all issues have been agreed upon by us and the IRS and the revenue agent report has been sent to The Joint Committee of Taxation for final review. The statute of limitations for this tax year has been extended to June 30, 2018. The 2014 and 2015 tax years have been reviewed by the IRS with no significant adjustments. The 2014-2016 tax years remain open.
We have various subsidiaries in Mexico that file separate tax returns and are subject to examination by taxing authorities at different times. The 2007 tax year of one of our Mexican subsidiaries is still under review for transfer pricing purposes only, and its statute of limitations remains open through the end of October 2017. The remaining entities are generally open for their 2010 tax years and forward.
Unrecognized tax benefits
The change in unrecognized tax benefits for the nine months ended September 30, 2017 and 2016 was as follows:

	Nine Months Ended September 30,
	2017	2016
	(in millions)
Beginning balance	$28.2	$65.2
Additions for tax positions related to the current year	—	4.6
Additions for tax positions of prior years	0.2	1.0
Settlements	(23.3)	—
Expiration of statute of limitations	—	(0.1)
Ending balance	$5.1	$70.7
Additions for tax positions related to the current year in the amount of $4.6 million recorded in the nine months ended September 30, 2016 were amounts provided for tax positions taken for federal and state income tax purposes. Additions for tax positions related to prior years of $0.2 million and $1.0 million recorded in the nine months ended September 30, 2017 and 2016, respectively, are due to foreign and state tax positions. Settlements during the nine months ended September 30, 2017 were due to the resolution of our 2006-2009 income tax years.
The total amount of unrecognized tax benefits including interest and penalties at September 30, 2017 and 2016, that would affect the Company’s overall effective tax rate if recognized was $5.7 million and $15.6 million, respectively. There is a reasonable possibility that unrecognized federal and state tax benefits will decrease by $1.8 million by September 30, 2018, due to settlements and lapses in statutes of limitations for assessing tax for tax years in which an extension was not requested by the taxing authority.
Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of September 30, 2017 and December 31, 2016 was $3.7 million and $8.9 million, respectively. Income tax expense included an increase of $0.1 million and a decrease of $5.2 million in interest expense and penalties related to uncertain tax positions for the three and nine months ended September 30, 2017, respectively. Income tax expense included an increase of $0.6 million and $1.5 million in interest expense and penalties related to uncertain tax positions for the three and nine months ended September 30, 2016, respectively.

Note 14. Employee Retirement Plans
The following table summarizes the components of net retirement cost for the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Expense Components
Service cost	$—	$0.1	$0.2	$0.3
Interest	4.9	5.3	14.7	15.7
Expected return on plan assets	(6.8)	(6.8)	(20.4)	(20.4)
Amortization of actuarial loss	1.4	1.2	3.8	3.8
Defined benefit expense	(0.5)	(0.2)	(1.7)	(0.6)
Profit sharing	3.9	3.5	11.7	12.0
Multiemployer plan	0.6	0.5	1.6	1.7
Net expense	$4.0	$3.8	$11.6	$13.1
Trinity contributed $0.8 million and $1.7 million to the Company's defined benefit pension plans for the three and nine months ended September 30, 2017, respectively. Trinity contributed $1.6 million and $4.7 million to the Company's defined benefit pension plans for the three and nine months ended September 30, 2016, respectively. Total contributions to the Company's defined benefit pension plans in 2017 are expected to be approximately $2.5 million. The Company participates in a multiemployer defined benefit plan under the terms of a collective-bargaining agreement that covers certain union-represented employees. The Company contributed $0.5 million and $1.4 million to the multiemployer plan for the three and nine months ended September 30, 2017, respectively. The Company contributed $0.6 million and $1.7 million to the multiemployer plan for the three and nine months ended September 30, 2016, respectively. Total contributions to the multiemployer plan for 2017 are expected to be approximately $1.9 million.

Note 15. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the nine months ended September 30, 2017 are as follows:

	Currency translation adjustments	Unrealized gain/(loss) on derivative financial instruments	Net actuarial gains/(losses) of defined benefit plans	Accumulated Other Comprehensive Loss
	(in millions)
Balances at December 31, 2016	$(23.7)	$(0.1)	$(89.7)	$(113.5)
Other comprehensive income (loss), net of tax, before reclassifications	1.6	(0.8)	—	0.8
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $-, $0.4, $1.4, and $1.8	—	3.2	2.4	5.6
Less: noncontrolling interest	—	(2.0)	—	(2.0)
Other comprehensive income	1.6	0.4	2.4	4.4
Balances at September 30, 2017	$(22.1)	$0.3	$(87.3)	$(109.1)
See Note 7 Derivative Instruments for information on the reclassification of amounts in accumulated other comprehensive loss into earnings. Reclassifications of unrealized before-tax losses on derivative financial instruments are included in interest expense in the consolidated statements of operations. Approximately $2.8 million of the before-tax reclassification of net actuarial gains/(losses) of defined benefit plans are included in cost of revenues with the remainder included in selling, engineering, and administrative expenses in the consolidated statement of operations for the nine months ended September 30, 2017.

Note 16. Stock-Based Compensation
Stock-based compensation totaled approximately $8.7 million and $24.9 million for the three and nine months ended September 30, 2017, respectively. Stock-based compensation totaled approximately $10.4 million and $33.2 million for the three and nine months ended September 30, 2016, respectively.

Note 17. Earnings Per Common Share
Basic net income attributable to Trinity Industries, Inc. per common share is computed by dividing net income attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted net income attributable to Trinity per common share includes 1) the net impact of unvested restricted shares and shares that could be issued under outstanding stock options and 2) the incremental shares calculated by dividing the value of the conversion obligation in excess of the Convertible Subordinated Notes' aggregate principal amount by the average price of the Company's common stock during the period. See Note 11 Debt for further explanation of the Company's Convertible Subordinated Notes. Total weighted average restricted shares and antidilutive stock options were 6.3 million shares and 6.4 million shares for the three and nine months ended September 30, 2017, respectively. Total weighted average restricted shares and antidilutive stock options were 6.3 million shares and 6.7 million shares for the three and nine months ended September 30, 2016, respectively.
The computation of basic and diluted net income attributable to Trinity Industries, Inc. follows.

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
	(in millions, except per share amounts)
Net income attributable to Trinity Industries, Inc.	$66.9			$84.2
Unvested restricted share participation	(1.3)			(2.2)
Net income attributable to Trinity Industries, Inc. – basic	65.6	148.0	$0.44	82.0	148.7	$0.55
Effect of dilutive securities:
Nonparticipating unvested restricted shares and stock options	—	0.5		—	—
Convertible subordinated notes	—	2.8		—	—
Net income attributable to Trinity Industries, Inc. – diluted	$65.6	151.3	$0.43	$82.0	148.7	$0.55

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
	(in millions, except per share amounts)
Net income attributable to Trinity Industries, Inc.	$164.0			$276.0
Unvested restricted share participation	(3.6)			(7.7)
Net income attributable to Trinity Industries, Inc. – basic	160.4	148.6	$1.08	268.3	148.3	$1.81
Effect of dilutive securities:
Nonparticipating unvested restricted shares and stock options	—	0.4		—	—
Convertible subordinated notes	—	2.1		—	—
Net income attributable to Trinity Industries, Inc. – diluted	$160.4	151.1	$1.06	$268.3	148.3	$1.81

Note 18. Contingencies
Highway products litigation
We previously reported the filing of a False Claims Act (“FCA”) complaint in the United States District Court for the Eastern District of Texas, Marshall Division (“District Court”) styled Joshua Harman, on behalf of the United States of America, Plaintiff/Relator v. Trinity Industries, Inc., Defendant, Case No. 2:12-cv-00089-JRG (E.D. Tex.). In this case, in which the U.S. Government declined to intervene, the relator, Mr. Joshua Harman, alleged the Company violated the FCA pertaining to sales of the Company's ET-Plus® System, a highway guardrail end-terminal system (“ET Plus”). On October 20, 2014, a trial in this case concluded with a jury verdict stating that the Company and its subsidiary, Trinity Highway Products, LLC (“Trinity Highway Products”), “knowingly made, used or caused to be made or used, a false record or statement material to a false or fraudulent claim" and awarding $175.0 million in damages. Following unsuccessful settlement negotiations to resolve this dispute and the District Court's denial of the Company’s post-verdict motion for judgment as a matter of law, on June 9, 2015 the District Court entered judgment on the verdict in the total amount of $682.4 million, comprised of $175.0 million in damages, which amount is automatically trebled under the FCA to $525.0 million plus $138.4 million in civil penalties and $19.0 million in costs and attorneys' fees.
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
On September 29, 2017, the Fifth Circuit panel unanimously reversed the District Court’s $682.4 million judgment and rendered judgment as a matter of law in favor of the Company and Trinity Highway Products. The Company is monitoring any additional appeals that may be filed by the relator, Mr. Joshua Harman, in this case. The relator, Mr. Joshua Harman, may file a petition for rehearing with the Fifth Circuit and a petition for certiorari with the United States Supreme Court.
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
Further appellate review would continue to result in legal expenses that are expensed as incurred. We remain confident in the performance of the product at issue in this matter, and we maintain that the allegations in the case are baseless and without merit.
Based on information currently available to the Company, including, but not limited to the significance of the successful completion of eight post-verdict crash tests of the ET Plus, the favorable findings and conclusions published by both Task Force I and II regarding ET Plus end terminal systems installed on the nation's roadways, and the Fifth Circuit's unanimous panel opinion reversing the $682.4 million judgment and rendering judgment in favor of the Company, we do not believe that a loss is probable in this matter, therefore no accrual has been included in the accompanying consolidated financial statements.
Revenues from sales of the ET Plus, included in the Construction Products Group, totaled approximately $1.0 million and $3.3 million for the three and nine months ended September 30, 2017, respectively. Revenues from sales of the ET Plus, included in the Construction Products Group, totaled approximately $0.9 million and $3.4 million for the three and nine months ended September 30, 2016, respectively.
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
The Company was served in a lawsuit filed November 26, 2014, titled Hamilton County, Illinois and Macon County, Illinois, Individually and on behalf of all Other Counties in the State of Illinois vs. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 3:14-cv-1320 (Southern District of Illinois). This complaint was later amended to substitute St. Clair County, Illinois for Hamilton County as a lead plaintiff and to expand the proposed class. The case was brought by plaintiffs for and on behalf of themselves and the other 101 counties of the State of Illinois and on behalf of cities, villages, incorporated towns, and township governments of the State of Illinois. The plaintiffs alleged that the Company and Trinity Highway Products made a series of un-tested modifications to the ET Plus and falsely certified that the modified ET Plus was acceptable for use on the nation’s highways based on federal testing standards and approval for federal-aid reimbursement. The plaintiffs also alleged breach of implied warranties, violation of the Illinois Uniform Deceptive Trade Practices Act and unjust enrichment, for which plaintiffs sought actual damages related to purchases of the ET Plus, compensatory damages for establishing a common fund for class members, punitive damages, attorneys' fees and costs, and injunctive relief. On September 1, 2017, plaintiffs St. Clair County and Macon County, Illinois voluntarily dismissed this lawsuit with prejudice and without receiving any payment by the Company in connection therewith.
There are two pending class action lawsuits involving claims pertaining to the ET Plus that are currently pending. The Company has been served in a lawsuit filed February 11, 2015, titled The Corporation of the City of Stratford and Trinity Industries, Inc., Trinity Highway Products, LLC, and Trinity Industries Canada, Inc., Case No. 15-2622 CP, pending in Ontario Superior Court of Justice. The alleged class in this matter has been identified as persons in Canada who purchased and/or used an ET Plus guardrail end terminal. The plaintiff alleges that Trinity Industries, Inc., Trinity Highway Products, LLC, and Trinity Industries Canada, Inc., failed to warn of dangers associated with undisclosed modifications to the ET Plus guardrail end terminals, breached an implied warranty, breached a duty of care, and were negligent. The plaintiff is seeking $400 million in compensatory damages and $100 million in punitive damages. Alternatively, the plaintiff claims the right to an accounting or other restitution remedy for disgorgement of the revenues generated by the sale of the modified ET Plus in Canada.
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
The Company believes each of these pending county and municipal class action lawsuits is without merit and intends to vigorously defend all allegations. While the financial impacts of these two county and municipal class action lawsuits are currently unknown, they could be material.
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

Product liability cases
The Company is currently defending a number of product liability lawsuits in several different states that are alleged to involve the ET Plus as well as other products manufactured by Trinity Highway Products. These cases are diverse in light of the randomness of collisions in general and the fact that each accident involving a roadside device such as an end terminal, or any other fixed object along the highway has its own unique facts and circumstances. Report 350 recognizes that performance of even the most carefully researched and tested roadside device is subject to physical laws and the crash worthiness of vehicles. The Company believes the District Court judgment in the FCA case, coupled with the media attention such judgment generated, caused the plaintiff’s bar to seek out individuals involved in collisions with a Trinity Highway Products manufactured product as potential clients, which resulted in additional product liability lawsuits being filed against the Company. The Company carries general liability insurance to mitigate the impact of adverse judgment exposures in these product liability cases. To the extent that the Company believes that a loss is probable with respect to these product liability cases, the accrual for such losses is included in the amounts described below under "Other matters".
Shareholder class actions
On January 11, 2016, the previously reported cases styled Thomas Nemky, Individually and On Behalf of All Other Similarly Situated v. Trinity Industries, Inc., Timothy R. Wallace, and James E. Perry, Case No. (2:15-CV-00732) (“Nemky”) and Richard J. Isolde, Individually and On Behalf of All Other Similarly Situated v. Trinity Industries, Inc., Timothy R. Wallace, and James E. Perry, Case No. (3:15-CV-2093) ("Isolde"), were consolidated in the District Court for the Northern District of Texas, with all future filings to be filed in the Isolde case. On March 9, 2016, the Court appointed the Department of the Treasury of the State of New Jersey and its Division of Investment and the Plumbers and Pipefitters National Pension Fund and United Association Local Union Officers & Employees’ Pension Fund as co-lead plaintiffs ("Lead Plaintiffs). On May 11, 2016, the Lead Plaintiffs filed their Consolidated Complaint alleging defendants Trinity Industries, Inc., Timothy R. Wallace, James E. Perry, and Gregory B. Mitchell violated Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and defendants Mr. Wallace and Mr. Perry violated Section 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements and/or by failing to disclose material facts about Trinity's ET Plus and the FCA case styled Joshua Harman, on behalf of the United States of America, Plaintiff/Relator v. Trinity Industries, Inc., Defendant, Case No. 2:12-cv-00089-JRG (E.D. Tex.). On August 18, 2016, Trinity, Mr. Wallace, Mr. Perry, and Mr. Mitchell filed motions to dismiss Lead Plaintiffs Consolidated Complaint, which remain pending. On March 13, 2017, the Court granted defendant’s motion to stay and administratively close proceedings pending Fifth Circuit appeal. The Isolde matter is stayed and remains administratively closed pending the conclusion of any appeal in the Joshua Harman FCA case.
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
Stockholder derivative complaints
On July 25, 2017, the previously reported cases styled Bessent v. Wallace, et. al., Case No. 2017-0223, and Campi v. Wallace, et. al. Case No. 2017-0474-SG, both in the Court of Chancery of the State of Delaware, were consolidated in the Court of Chancery of the State of Delaware, with all future filings to be filed in Case No. 2017-0223-AG with the caption In re Trinity Industries, Inc. Stockholder Derivative Litigation ("Stockholder Derivative Litigation"). On August 18, 2017, Plaintiffs filed their Verified Consolidated Amended Stockholder Derivative Complaint. The Stockholder Derivative Litigation is brought by purported stockholders of the Company derivatively on behalf of nominal defendants Trinity Industries, Inc. and Trinity Highway Products, LLC, against the Company’s directors and certain officers. Plaintiffs allege the individual defendants breached their fiduciary duties in connection with Trinity's ET Plus and the FCA case styled Joshua Harman, on behalf of the United States of America, Plaintiff/Relator v. Trinity Industries, Inc., Defendant, Case No. 2:12-cv-00089-JRG (E.D. Tex.) and that certain defendants made improper sales of Company stock. Plaintiffs seek a declaration that they may maintain this derivative action on behalf of the Company and that they are the adequate representatives of the Company, a declaration that the individual defendants breached their fiduciary duties, awarding the Company damages as a result of the alleged breaches of fiduciary duties, awarding restitution, disgorgement of individual defendants’ profits, benefits, and other compensation, certain injunctive relief, costs and fees, and interest. The director and officer defendants have moved to dismiss the Verified Consolidated Amended Stockholder Derivative Complaint.
The defendants deny and intend to vigorously defend against the allegations in the Stockholder Derivative Litigation. Based on the information available to the Company, we currently do not believe that a loss is probable with respect to these derivative cases; therefore no accrual has been included in the accompanying consolidated financial statements. Because of the complexity of these actions as well as the current status of certain of these actions, we are not able to estimate a range of possible losses with respect to these matters.
Other matters
The Company is involved in claims and lawsuits incidental to our business arising from various matters including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters, taking into consideration our rights in indemnity and recourse to third parties is $3.2 million to $19.0 million. This range includes any amount related to the Highway Products litigation matters described above in the section titled “Product liability cases.” At September 30, 2017, total accruals of $12.2 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying consolidated balance sheet. The Company believes any additional liability would not be material to its financial position or results of operations.
Trinity is subject to remedial orders and federal, state, local, and foreign laws and regulations relating to the environment and the workplace. The Company has reserved $3.5 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. We believe that we are currently in substantial compliance with environmental and workplace laws and regulations.

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
As of September 30, 2017, assets held by the Combined Non-Guarantor Subsidiaries included $120.4 million of restricted cash that was not available for distribution to Trinity Industries, Inc. (“Parent”), $3,576.7 million of equipment securing certain non-recourse debt, $66.8 million of equipment securing certain lease obligations held by the Combined Non-Guarantor Subsidiaries, and $330.6 million of assets located in foreign locations. As of December 31, 2016, assets held by the Combined Non-Guarantor Subsidiaries included $147.1 million of restricted cash that was not available for distribution to the Parent, $3,300.9 million of equipment securing certain non-recourse debt, $68.0 million of equipment securing certain lease obligations held by the Combined Non-Guarantor Subsidiaries, and $349.4 million of assets located in foreign locations.

Statement of Operations and Comprehensive Income
Three Months Ended September 30, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$622.5	$501.3	$(150.2)	$973.6
Cost of revenues	(0.1)	493.3	385.5	(156.5)	722.2
Selling, engineering, and administrative expenses	39.5	35.6	39.4	—	114.5
Gains/(losses) on dispositions of property	(0.1)	15.9	0.3	—	16.1
	39.5	513.0	424.6	(156.5)	820.6
Operating profit (loss)	(39.5)	109.5	76.7	6.3	153.0
Other (income) expense	5.7	6.4	33.3	—	45.4
Equity in earnings of subsidiaries, net of taxes	111.7	17.5	—	(129.2)	—
Income before income taxes	66.5	120.6	43.4	(122.9)	107.6
Provision (benefit) for income taxes	(0.4)	35.5	6.4	(1.8)	39.7
Net income	66.9	85.1	37.0	(121.1)	67.9
Net income attributable to noncontrolling interest	—	—	—	1.0	1.0
Net income attributable to controlling interest	$66.9	$85.1	$37.0	$(122.1)	$66.9

Net income	$66.9	$85.1	$37.0	$(121.1)	$67.9
Other comprehensive income (loss)	1.8	—	0.3	—	2.1
Comprehensive income	68.7	85.1	37.3	(121.1)	70.0
Comprehensive income attributable to noncontrolling interest	—	—	—	1.5	1.5
Comprehensive income attributable to controlling interest	$68.7	$85.1	$37.3	$(122.6)	$68.5

Statement of Operations and Comprehensive Income
Nine Months Ended September 30, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$1,738.6	$1,438.5	$(420.7)	$2,756.4
Cost of revenues	3.7	1,392.3	1,106.4	(438.6)	2,063.8
Selling, engineering, and administrative expenses	108.2	100.3	121.1	—	329.6
Gains/(losses) on dispositions of property	0.5	36.9	4.4	—	41.8
	111.4	1,455.7	1,223.1	(438.6)	2,351.6
Operating profit (loss)	(111.4)	282.9	215.4	17.9	404.8
Other (income) expense	17.1	22.1	94.2	—	133.4
Equity in earnings of subsidiaries, net of taxes	274.1	60.6	—	(334.7)	—
Income before income taxes	145.6	321.4	121.2	(316.8)	271.4
Provision (benefit) for income taxes	(18.4)	105.8	26.0	(15.6)	97.8
Net income	164.0	215.6	95.2	(301.2)	173.6
Net income attributable to noncontrolling interest	—	—	—	9.6	9.6
Net income attributable to controlling interest	$164.0	$215.6	$95.2	$(310.8)	$164.0

Net income	$164.0	$215.6	$95.2	$(301.2)	$173.6
Other comprehensive income (loss)	4.1	—	2.3	—	6.4
Comprehensive income	168.1	215.6	97.5	(301.2)	180.0
Comprehensive income attributable to noncontrolling interest	—	—	—	11.6	11.6
Comprehensive income attributable to controlling interest	$168.1	$215.6	$97.5	$(312.8)	$168.4

Statement of Operations and Comprehensive Income
Three Months Ended September 30, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$770.0	$542.3	$(200.6)	$1,111.7
Cost of revenues	0.3	615.6	419.2	(207.8)	827.3
Selling, engineering, and administrative expenses	33.8	29.8	38.7	—	102.3
Gains/(losses) on dispositions of property	0.2	0.2	1.1	—	1.5
	33.9	645.2	456.8	(207.8)	928.1
Operating profit (loss)	(33.9)	124.8	85.5	7.2	183.6
Other (income) expense	—	10.4	33.7	—	44.1
Equity in earnings of subsidiaries, net of taxes	114.8	33.9	—	(148.7)	—
Income before income taxes	80.9	148.3	51.8	(141.5)	139.5
Provision (benefit) for income taxes	(3.3)	37.6	13.0	2.6	49.9
Net income	84.2	110.7	38.8	(144.1)	89.6
Net income attributable to noncontrolling interest	—	—	—	5.4	5.4
Net income attributable to controlling interest	$84.2	$110.7	$38.8	$(149.5)	$84.2

Net income	$84.2	$110.7	$38.8	$(144.1)	$89.6
Other comprehensive income (loss)	0.3	(0.1)	1.4	—	1.6
Comprehensive income	84.5	110.6	40.2	(144.1)	91.2
Comprehensive income attributable to noncontrolling interest	—	—	—	6.2	6.2
Comprehensive income attributable to controlling interest	$84.5	$110.6	$40.2	$(150.3)	$85.0

Statement of Operations and Comprehensive Income
Nine Months Ended September 30, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$2,484.0	$1,609.7	$(609.2)	$3,484.5
Cost of revenues	(3.3)	1,990.8	1,253.3	(625.9)	2,614.9
Selling, engineering, and administrative expenses	90.7	99.7	115.1	—	305.5
Gains/(losses) on dispositions of property	(0.7)	10.6	4.6	—	14.5
	88.1	2,079.9	1,363.8	(625.9)	2,905.9
Operating profit (loss)	(88.1)	404.1	245.9	16.7	578.6
Other (income) expense	(0.1)	28.8	98.7	—	127.4
Equity in earnings of subsidiaries, net of taxes	342.7	76.5	—	(419.2)	—
Income before income taxes	254.7	451.8	147.2	(402.5)	451.2
Provision (benefit) for income taxes	(21.3)	142.7	33.3	6.0	160.7
Net income	276.0	309.1	113.9	(408.5)	290.5
Net income attributable to noncontrolling interest	—	—	—	14.5	14.5
Net income attributable to controlling interest	$276.0	$309.1	$113.9	$(423.0)	$276.0

Net income	$276.0	$309.1	$113.9	$(408.5)	$290.5
Other comprehensive income (loss)	3.3	(0.1)	3.3	—	6.5
Comprehensive income	279.3	309.0	117.2	(408.5)	297.0
Comprehensive income attributable to noncontrolling interest	—	—	—	16.5	16.5
Comprehensive income attributable to controlling interest	$279.3	$309.0	$117.2	$(425.0)	$280.5

Balance Sheet
September 30, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$853.0	$6.1	$71.5	$(55.9)	$874.7
Short-term marketable securities	150.0	—	—	—	150.0
Receivables, net of allowance	0.3	222.1	176.7	—	399.1
Income tax receivable	179.0	—	2.2	—	181.2
Inventory	—	434.4	237.9	(10.5)	661.8
Property, plant, and equipment, net	48.2	2,222.9	4,316.7	(517.7)	6,070.1
Investments in and advances to subsidiaries	5,145.3	3,057.9	386.2	(8,589.4)	—
Restricted cash	—	—	120.4	55.9	176.3
Goodwill and other assets	147.9	585.3	325.9	(7.4)	1,051.7
	$6,523.7	$6,528.7	$5,637.5	$(9,125.0)	$9,564.9
Liabilities:
Accounts payable	$8.4	$74.4	$112.1	$(0.4)	$194.5
Accrued liabilities	215.7	70.0	139.9	(7.4)	418.2
Debt	833.1	29.3	2,414.0	—	3,276.4
Deferred income	—	19.8	1.5	—	21.3
Deferred income taxes	130.8	1,096.5	19.8	0.3	1,247.4
Advances from subsidiaries	932.6	—	—	(932.6)	—
Other liabilities	53.0	1.9	2.1	—	57.0
Total stockholders' equity	4,350.1	5,236.8	2,948.1	(8,184.9)	4,350.1
	$6,523.7	$6,528.7	$5,637.5	$(9,125.0)	$9,564.9

Balance Sheet
December 31, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$537.9	$5.2	$51.3	$(31.0)	$563.4
Short-term marketable securities	234.7	—	—	—	234.7
Receivables, net of allowance	1.1	219.2	158.4	—	378.7
Income tax receivable	99.9	—	2.2	—	102.1
Inventory	—	444.2	231.5	(9.9)	665.8
Property, plant, and equipment, net	48.8	2,347.4	4,029.8	(459.2)	5,966.8
Investments in and advances to subsidiaries	4,862.4	2,565.0	334.6	(7,762.0)	—
Restricted cash	—	—	147.1	31.1	178.2
Goodwill and other assets	150.8	585.1	301.0	(1.3)	1,035.6
	$5,935.6	$6,166.1	$5,255.9	$(8,232.3)	$9,125.3
Liabilities:
Accounts payable	$5.7	$54.8	$96.1	$(0.5)	$156.1
Accrued liabilities	200.0	87.7	139.7	(1.3)	426.1
Debt	818.7	32.0	2,205.9	—	3,056.6
Deferred income	—	21.9	1.6	—	23.5
Deferred income taxes	78.6	984.7	9.3	0.3	1,072.9
Advances from subsidiaries	458.2	—	—	(458.2)	—
Other liabilities	63.3	13.5	2.2	—	79.0
Total stockholders' equity	4,311.1	4,971.5	2,801.1	(7,772.6)	4,311.1
	$5,935.6	$6,166.1	$5,255.9	$(8,232.3)	$9,125.3

Statement of Cash Flows
Nine Months Ended September 30, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income	$164.0	$215.6	$95.2	$(301.2)	$173.6
Equity in earnings of subsidiaries, net of taxes	(274.1)	(60.6)	—	334.7	—
Other	28.5	134.9	165.7	(14.5)	314.6
Net cash provided (required) by operating activities	(81.6)	289.9	260.9	19.0	488.2

Investing activities:
(Increase) decrease in short-term marketable securities	84.7	—	—	—	84.7
Proceeds from railcar lease fleet sales owned more than one year	—	515.8	8.4	(363.9)	160.3
Proceeds from dispositions of property and other assets	—	1.2	6.9	—	8.1
Capital expenditures – leasing	—	(349.2)	(375.1)	363.9	(360.4)
Capital expenditures – manufacturing and other	(5.9)	(12.3)	(43.7)	—	(61.9)
Acquisitions, net of cash acquired	—	—	(47.5)	—	(47.5)
(Increase) decrease in investment in partially-owned subsidiaries	—	30.0	—	(30.0)	—
Other	—	—	(0.3)	—	(0.3)
Net cash provided (required) by investing activities	78.8	185.5	(451.3)	(30.0)	(217.0)

Financing activities:
Excess tax benefits from stock-based compensation	—	—	—	—	—
Payments to retire debt	—	(2.7)	(332.2)	—	(334.9)
Proceeds from issuance of debt	—	—	534.1	—	534.1
(Increase) decrease in restricted cash	—	—	26.7	(24.8)	1.9
Shares repurchased	(52.4)	—	—	—	(52.4)
Dividends paid to common shareholders	(53.0)	—	—	—	(53.0)
Purchase of shares to satisfy employee tax on vested stock	(14.1)	—	—	—	(14.1)
Distributions to noncontrolling interest	—	—	(41.4)	—	(41.4)
Distributions to controlling interest in partially-owned subsidiaries	—	—	(30.0)	30.0	—
Change in intercompany financing between entities	437.4	(471.8)	53.5	(19.1)	—
Other	—	—	(0.1)	—	(0.1)
Net cash provided (required) by financing activities	317.9	(474.5)	210.6	(13.9)	40.1

Net increase (decrease) in cash and cash equivalents	315.1	0.9	20.2	(24.9)	311.3
Cash and cash equivalents at beginning of period	537.9	5.2	51.3	(31.0)	563.4
Cash and cash equivalents at end of period	$853.0	$6.1	$71.5	$(55.9)	$874.7

Statement of Cash Flows
Nine Months Ended September 30, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income	$276.0	$309.1	$113.9	$(408.5)	$290.5
Equity in earnings of subsidiaries, net of taxes	(342.7)	(76.5)	—	419.2	—
Other	157.4	207.4	158.1	(21.3)	501.6
Net cash provided (required) by operating activities	90.7	440.0	272.0	(10.6)	792.1

Investing activities:
(Increase) decrease in short-term marketable securities	(199.8)	—	—	—	(199.8)
Proceeds from railcar lease fleet sales owned more than one year	—	27.3	10.4	—	37.7
Proceeds from dispositions of property and other assets	—	2.2	6.7	—	8.9
Capital expenditures – leasing	—	(553.6)	(1.6)	—	(555.2)
Capital expenditures – manufacturing and other	(12.9)	(10.7)	(77.5)	—	(101.1)
Acquisitions, net of cash acquired	—	—	—	—	—
(Increase) decrease in investment in partially-owned subsidiaries	—	11.7	—	(11.7)	—
Other	—	—	4.0	—	4.0
Net cash provided (required) by investing activities	(212.7)	(523.1)	(58.0)	(11.7)	(805.5)

Financing activities:
Excess tax benefits from stock-based compensation	0.8	—	—	—	0.8
Payments to retire debt	—	(2.5)	(103.5)	—	(106.0)
Proceeds from issuance of debt	—	—	—	—	—
(Increase) decrease in restricted cash	—	0.2	10.6	1.1	11.9
Shares repurchased	(34.7)	—	—	—	(34.7)
Dividends paid to common shareholders	(50.0)	—	—	—	(50.0)
Purchase of shares to satisfy employee tax on vested stock	(16.4)	—	—	—	(16.4)
Distributions to noncontrolling interest	—	—	(18.4)	—	(18.4)
Distributions to controlling interest in partially-owned subsidiaries	—	—	(11.7)	11.7	—
Change in intercompany financing between entities	(22.4)	87.6	(75.8)	10.6	—
Other	—	—	(2.0)	—	(2.0)
Net cash provided (required) by financing activities	(122.7)	85.3	(200.8)	23.4	(214.8)

Net increase (decrease) in cash and cash equivalents	(244.7)	2.2	13.2	1.1	(228.2)
Cash and cash equivalents at beginning of period	768.3	1.7	51.1	(35.1)	786.0
Cash and cash equivalents at end of period	$523.6	$3.9	$64.3	$(34.0)	$557.8

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

Executive Summary
The Company's revenues for the three and nine months ended September 30, 2017 were $973.6 million and $2,756.4 million, respectively, representing a decrease of 12.4% and 20.9%, respectively, compared to the same periods in 2016. Operating profit for the three and nine months ended September 30, 2017 totaled $153.0 million and $404.8 million, respectively, representing a decrease of 16.7% and 30.0%, respectively, for the same periods in 2016. The decrease in both revenues and operating profit for the three and nine months ended September 30, 2017, when compared to the prior year periods, resulted primarily from lower volumes in our Rail and Inland Barge Groups. When compared to the same periods in 2016, revenues and operating profit produced by our Construction Products Group decreased for the three and nine months ended September 30, 2017 primarily due to lower volumes in the Group's construction aggregates and highway products businesses. Revenues generated by our Energy Equipment Group were substantially unchanged while operating profit decreased for the three and nine months ended September 30, 2017 as higher delivery volumes in our wind towers and utility structures businesses were offset by lower delivery volumes in the Group's other product lines. Revenues and operating profit from the Leasing Group increased for the three months ended September 30, 2017, when compared to the prior year periods, primarily due to higher sales of leased railcars. For the nine months ended September 30, 2017, Leasing Group revenue was substantially unchanged while operating profit increased from higher leased railcar sales and lower fleet maintenance and compliance expenses.
Selling, engineering, and administrative expenses increased by 11.9% and 7.9% for the three and nine months ended September 30, 2017, respectively, when compared to the prior year periods. The increase for the three months ended September 30, 2017 was primarily due to higher performance-related compensation while the increase for the nine months ended September 30, 2017 was primarily due to higher performance-related compensation and litigation-related costs. The Company's headcount, including both production and non-production personnel, decreased approximately 20% since September 30, 2016 and approximately 13% since the end of 2016 primarily due to actions taken to realign our costs with current market conditions.
Net income for the three and nine months ended September 30, 2017 was $67.9 million and $173.6 million, respectively, compared with $89.6 million and $290.5 million, respectively, for the same periods in 2016. Net income attributable to Trinity Industries, Inc. common stockholders for the three and nine months ended September 30, 2017 was $66.9 million and $164.0 million, respectively, compared with $84.2 million and $276.0 million, respectively, for the prior year periods.
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
We continue to experience below normal levels for many of the Company’s products and services. The ongoing level of uncertainty in the industrial economy has continued to impact our customers’ long-term capital planning processes. The oversupply of railcars and barges in the North American market has limited new order levels for these businesses. We continue to assess demand for our products and services and take steps to align our manufacturing capacity appropriately.

As of September 30, 2017 and 2016 our backlog of firm orders was as follows:

	September 30, 2017	September 30, 2016
	(in millions)
Rail Group
External Customers	$1,509.1	$2,679.6
Leasing Group	935.9	1,021.7
	$2,445.0	$3,701.3
Inland Barge Group	$126.0	$177.3
Wind towers	$847.3	$1,040.9
For the nine months ended September 30, 2017, our rail manufacturing businesses received orders for 9,720 railcars. The change in backlog as of September 30, 2017 compared with our backlog as of September 30, 2016 reflects the value of orders taken, net of cancellations, executory contract change orders and price modifications, and orders delivered during the period. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery as customers may alternatively choose to purchase railcars as external sales from the Rail Group. The Company does not report backlog from its utility structures business because certain contracts contain partial order cancellation provisions.
During the nine months ended September 30, 2017 and 2016, the Company received proceeds from the sales of leased railcars as follows:

	Nine Months Ended September 30,
	2017	2016
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$93.7	$126.1
Railcars owned more than one year at the time of sale	160.3	37.7
Rail Group	—	8.1
	$254.0	$171.9
On May 15, 2017, Trinity Rail Leasing 2017, LLC, a Delaware limited liability company ("TRL 2017") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $302.4 million of promissory notes (the "2017 Promissory Notes") due May 15, 2024, of which $297.4 million was outstanding as of September 30, 2017. The 2017 Promissory Notes are obligations of TRL 2017 and are non-recourse to Trinity. The 2017 Promissory Notes bear interest at Libor plus a margin for an all-in interest rate of 3.00% as of September 30, 2017, payable monthly. The 2017 Promissory Notes are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL 2017.
On August 15, 2017, TRIP Rail Master Funding LLC ("TRIP Master Funding") issued $237.9 million in aggregate principle amount of Series 2017-1 Secured Railcar Equipment Notes pursuant to the Master Indenture between TRIP Master Funding and Wilmington Trust Company, as indenture trustee, with a final maturity date of August 2047. The proceeds from the issuance were used primarily to retire the TRIP Master Funding Secured Railcar Equipment Notes Class A-1a and Class A-1b notes as well as the TRIP Master Funding Series 2014-1 Secured Railcar Equipment Notes Class A-1 notes in full. The TRIP Master Funding Series 2017-1 Secured Railcar Equipment Notes consist of two classes with the Class A-1 notes bearing interest at 2.71% and the Class A-2 notes bearing interest at 3.74%. The TRIP Master Funding Series 2017-1 Secured Railcar Equipment Notes are non-recourse to Trinity, TILC, TRIP Holdings, and the other equity investors in TRIP Holdings and are secured by TRIP Master Funding's portfolio of railcars and operating leases thereon, its cash reserves, and all other assets owned by TRIP Master Funding. As of September 30, 2017, there were $101.0 million and $134.9 million of Class A-1 and Class A-2 notes outstanding, respectively.
In May 2017, the Company declared an increase in its quarterly dividend from $0.11 to $0.13 per share, reflecting an 18% increase.
In December 2015, the Company’s Board of Directors renewed its $250 million share repurchase program effective January 1, 2016 through December 31, 2017. Under the program, 1,942,200 shares were repurchased during the nine months ended September 30, 2017, at a cost of approximately $52.4 million. There were no shares repurchased during the three months ended September 30, 2017. As of September 30, 2017, the remaining authorization under the program totaled $163.0 million.
A current summary of the Company's Highway Products litigation is provided in Note 18 of the Consolidated Financial Statements.

Results of Operations
Overall Summary
Revenues

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
	($ in millions)
Rail Group	$317.4	$175.0	$492.4	$506.0	$214.8	$720.8	(31.7)%
Construction Products Group	130.1	1.8	131.9	136.3	3.5	139.8	(5.7)
Inland Barge Group	28.1	—	28.1	98.9	—	98.9	(71.6)
Energy Equipment Group	220.6	25.6	246.2	194.6	47.1	241.7	1.9
Railcar Leasing and Management Services Group	274.9	0.2	275.1	173.2	0.5	173.7	58.4
All Other	2.5	23.2	25.7	2.7	24.0	26.7	(3.7)
Segment Totals before Eliminations	973.6	225.8	1,199.4	1,111.7	289.9	1,401.6	(14.4)
Eliminations – Lease subsidiary	—	(160.5)	(160.5)	—	(206.7)	(206.7)
Eliminations – Other	—	(65.3)	(65.3)	—	(83.2)	(83.2)
Consolidated Total	$973.6	$—	$973.6	$1,111.7	$—	$1,111.7	(12.4)

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
	($ in millions)
Rail Group	$938.8	$497.8	$1,436.6	$1,476.9	$784.0	$2,260.9	(36.5)%
Construction Products Group	381.7	4.6	386.3	399.6	10.9	410.5	(5.9)
Inland Barge Group	124.3	—	124.3	328.0	—	328.0	(62.1)
Energy Equipment Group	660.6	79.5	740.1	626.2	129.5	755.7	(2.1)
Railcar Leasing and Management Services Group	645.4	0.7	646.1	647.1	1.7	648.8	(0.4)
All Other	5.6	65.6	71.2	6.7	61.6	68.3	4.2
Segment Totals before Eliminations	2,756.4	648.2	3,404.6	3,484.5	987.7	4,472.2	(23.9)
Eliminations – Lease subsidiary	—	(457.4)	(457.4)	—	(742.1)	(742.1)
Eliminations – Other	—	(190.8)	(190.8)	—	(245.6)	(245.6)
Consolidated Total	$2,756.4	$—	$2,756.4	$3,484.5	$—	$3,484.5	(20.9)
Our revenues for the three and nine months ended September 30, 2017 decreased by 12% and 21%, respectively, from the prior year periods primarily as a result of reduced volumes in our Rail and Inland Barge Groups. Revenues from our Construction Products Group decreased for the three and nine months ended September 30, 2017 primarily due to lower volumes in the Group's construction aggregates and highway products business. In our Energy Equipment Group, revenues were substantially unchanged as higher volumes in our wind towers and utility structures product lines were offset by lower volumes in the Group's other product lines for the three and nine months ended September 30, 2017 when compared to the prior year periods. Revenues from our Leasing Group increased for the three months ended September 30, 2017 when compared to the prior year period primarily as a result of higher revenues from sales of leased railcars. For the nine months ended September 30, 2017, Leasing Group revenues were substantially unchanged as higher leasing and management revenues were offset by lower revenues from sales of leased railcars.

Operating Costs

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Rail Group	$441.8	$617.2	$1,298.3	$1,911.3
Construction Products Group	115.0	116.0	331.5	349.3
Inland Barge Group	28.8	87.2	118.1	289.4
Energy Equipment Group	219.9	210.5	659.7	652.2
Railcar Leasing and Management Services Group	154.5	93.2	329.7	376.4
All Other	30.4	30.2	86.2	82.1
Segment Totals before Eliminations and Corporate Expenses	990.4	1,154.3	2,823.5	3,660.7
Corporate	41.5	35.6	114.8	95.0
Eliminations – Lease subsidiary	(146.9)	(179.0)	(401.3)	(603.0)
Eliminations – Other	(64.4)	(82.8)	(185.4)	(246.8)
Consolidated Total	$820.6	$928.1	$2,351.6	$2,905.9
Operating costs for the three and nine months ended September 30, 2017 decreased by 11.6% and 19.1%, respectively, over the same periods in 2016 primarily due to lower shipment levels in our Rail and Inland Barge Groups. The reduction in operating costs was partially offset by additional costs associated with aligning our production footprint with demand in several of our business groups.
Selling, engineering, and administrative expenses, including Corporate expenses, increased for the three and nine months ended September 30, 2017, by 11.9% and 7.9%, respectively. As a percentage of revenue, selling, engineering, and administrative expenses were 11.8% and 12.0%, respectively, for the three and nine months ended September 30, 2017 as compared to 9.2% and 8.8%, respectively, for the same periods in 2016. The increase for the three months ended September 30, 2017 was primarily due to higher performance-related compensation while the increase for the nine months ended September 30, 2017 was primarily due to higher performance-related compensation and litigation-related costs.
Operating Profit (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Rail Group	$50.6	$103.6	$138.3	$349.6
Construction Products Group	16.9	23.8	54.8	61.2
Inland Barge Group	(0.7)	11.7	6.2	38.6
Energy Equipment Group	26.3	31.2	80.4	103.5
Railcar Leasing and Management Services Group	120.6	80.5	316.4	272.4
All Other	(4.7)	(3.5)	(15.0)	(13.8)
Segment Totals before Eliminations and Corporate Expenses	209.0	247.3	581.1	811.5
Corporate	(41.5)	(35.6)	(114.8)	(95.0)
Eliminations – Lease subsidiary	(13.6)	(27.7)	(56.1)	(139.1)
Eliminations – Other	(0.9)	(0.4)	(5.4)	1.2
Consolidated Total	$153.0	$183.6	$404.8	$578.6
Our operating profit for the three and nine months ended September 30, 2017 decreased by 16.7% and 30.0%, respectively, when compared to the same periods in 2016 primarily as a result of lower shipment volumes in our Rail and Inland Barge Groups. Operating profit was affected by additional costs associated with aligning our production footprint with demand in several of our business groups. Operating profit in the Construction Products Group decreased for the three and nine months ended September 30, 2017 when compared to prior year periods primarily due to lower volumes in our construction aggregates and highway products businesses. Operating profit in our Energy Equipment Group decreased for the three and nine months ended September 30, 2017 when compared to prior year periods as a result of lower volumes from the Group's other businesses, primarily storage and distribution containers and tank heads product lines. Operating profit in our Leasing Group increased for the three months ended September 30, 2017 over the prior year period primarily as a result of a higher volume of railcar sales. Leasing Group operating profit for the nine months ended September 30, 2017 increased primarily due to lower fleet maintenance and compliance expenses and a higher volume of railcar sales.
For a further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.

Other Income and Expense. Other income and expense is summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Interest income	$(3.1)	$(1.4)	$(7.1)	$(3.9)
Interest expense	46.8	45.3	137.5	136.7
Other, net	1.7	0.2	3.0	(5.4)
Consolidated Total	$45.4	$44.1	$133.4	$127.4
Income Taxes. The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate on income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	1.4	1.3	1.4	1.2
Noncontrolling interest in partially-owned subsidiaries	(1.4)	(0.8)	(0.9)	(1.0)
Settlements with tax authorities	—	—	(2.1)	—
Equity compensation	(0.2)	—	0.8	—
Other, net	2.1	0.3	1.8	0.4
Effective rate	36.9%	35.8%	36.0%	35.6%
Our effective tax rate reflects the Company's estimate for 2017 of its state income tax expense, income attributable to the noncontrolling interests in partially-owned leasing subsidiaries for which no income tax expense is provided, excess tax deficiencies related to equity compensation in accordance with ASU 2016-09, and the impact of the completion of income tax audits that resulted in a net tax benefit. See Note 5 of the Consolidated Financial Statements for a further explanation of activities with respect to our partially-owned leasing subsidiaries. Income tax payments, net of refunds received, during the nine months ended September 30, 2017 totaled $6.4 million. The total net income tax receivable position at September 30, 2017 amounted to $180.7 million. During the nine months ended September 30, 2017, the Internal Revenue Service ("IRS") formally closed its audit of the 2006-2009 tax years and, accordingly, we have adjusted unrecognized tax benefits and deferred tax amounts related to these tax years resulting in a $5.8 million tax benefit. The 2014-2016 tax years remain open.
See Note 13 of the Consolidated Financial Statements for a further discussion of income taxes.

Segment Discussion
Rail Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Percent	2017	2016	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Railcars	$437.1	$674.5	(35.2)%	$1,269.5	$2,120.9	(40.1)%
Components and maintenance services	55.3	46.3	19.4	167.1	140.0	19.4
Total revenues	492.4	720.8	(31.7)	1,436.6	2,260.9	(36.5)

Operating costs:
Cost of revenues	426.1	603.4	(29.4)	1,253.3	1,862.7	(32.7)
Selling, engineering, and administrative costs	15.7	13.8	13.8	45.0	48.6	(7.4)
Operating profit	$50.6	$103.6	(51.2)	$138.3	$349.6	(60.4)
Operating profit margin	10.3%	14.4%		9.6%	15.5%
As of September 30, 2017 and 2016 our Rail Group backlog of railcars was as follows:

	As of September 30,
	2017	2016
	(in millions)
External Customers	$1,509.1	$2,679.6
Leasing Group	935.9	1,021.7
Total	$2,445.0	$3,701.3
The changes in the number of railcars in the Rail Group backlog are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	27,580	40,205	29,220	48,885
Orders received	3,045	1,260	9,720	5,790
Shipments	(4,420)	(6,595)	(12,245)	(19,805)
Ending balance(1)	25,555	34,870	25,555	34,870
(1) The ending backlog figures for the three and nine months ended September 30, 2017 reflect the removal of 650 railcars and 1,140 railcars, respectively, that have not been netted against orders. The adjustment for the three months ended September 30, 2017 resulted from an order termination negotiated and agreed to with a customer in October 2017. The Company will receive compensation for the termination upon finalization of documents and expects to record a cancellation fee during the three months ending December 31, 2017.
Revenues and cost of revenues decreased for the three months ended September 30, 2017 by 31.7% and 29.4%, respectively, when compared to the prior year periods. Revenues and cost of revenues decreased for the nine months ended September 30, 2017 by 36.5% and 32.7%, respectively, when compared to the prior year periods. The decreases in revenues and cost of revenues primarily resulted from a decrease in railcar unit deliveries.
Unit decreases and lower prices decreased total backlog dollars by 33.9% when comparing September 30, 2017 to the prior year period. The average selling price in the backlog at September 30, 2017 was 9.9% lower as compared to September 30, 2016 primarily due to pricing and product mix changes. The backlog dedicated to the Leasing Group is supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery as customers may alternately choose to purchase railcars as external sales from the Rail Group.

During the three months ended September 30, 2017, railcar shipments included sales to the Leasing Group of $160.5 million with a deferred profit of $13.6 million, representing 1,721 railcars, compared to $206.7 million with a deferred profit of $27.7 million representing 1,895 railcars in the comparable period in 2016. During the nine months ended September 30, 2017, railcar shipments included sales to the Leasing Group of $457.4 million with a deferred profit of $56.1 million, representing 4,597 railcars, compared to $742.1 million with a deferred profit of $139.1 million, representing 6,775 railcars, in the comparable period in 2016. There were no railcar shipments of leased railcars to third parties during the three months ended September 30, 2017 and 2016. There were no railcar shipments of leased railcars to third parties during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, railcar shipments included sales of leased railcars to third parties of $8.1 million.

Construction Products Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Percent	2017	2016	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Highway products	$62.4	$71.6	(12.8)%	$191.5	$215.4	(11.1)%
Construction aggregates	53.3	56.9	(6.3)	155.1	163.2	(5.0)
Other	16.2	11.3	43.4	39.7	31.9	24.5
Total revenues	131.9	139.8	(5.7)	386.3	410.5	(5.9)

Operating costs:
Cost of revenues	95.1	98.8	(3.7)	273.4	294.6	(7.2)
Selling, engineering, and administrative costs	19.9	17.9	11.2	58.7	55.9	5.0
Property disposition gains	—	(0.7)	(100.0)	(0.6)	(1.2)	(50.0)
Operating profit	$16.9	$23.8	(29.0)	$54.8	$61.2	(10.5)
Operating profit margin	12.8%	17.0%		14.2%	14.9%
Revenues decreased by 5.7% for the three months ended September 30, 2017, when compared to the same period in 2016. The decrease in revenues resulted primarily from lower volumes in our highway products and construction aggregates businesses, partially offset by higher volumes in our other businesses due to the trench shoring products acquisition made during the quarter.
Cost of revenues decreased by 3.7% for the three months ended September 30, 2017, when compared to the same period in 2016. The decrease in cost of revenues resulted primarily from lower volumes in our highway products and construction aggregates businesses. In August, the Company had an equipment failure in a highway products plant that negatively impacted quarterly operating profit by approximately $2.0 million.
Selling, engineering, and administrative costs increased by 11.2% for the three months ended September 30, 2017 compared to the same period in 2016, primarily due to increased legal expenses and compensation related expenses, including a higher level of costs from the acquisition.
Revenues and cost of revenues decreased by 5.9% and 7.2%, respectively, for the nine months ended September 30, 2017, when compared to the same period in 2016. The decreases in revenues and cost of revenues resulted primarily from lower volumes in our highway products and construction aggregates businesses, partially offset by higher volumes in our other businesses, as a result of our trench shoring products acquisition. Selling, engineering, and administrative costs increased by 5.0% for the nine months ended September 30, 2017, compared to the same period in 2016, primarily due to increased legal and compensation related expenses.

Inland Barge Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Percent	2017	2016	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues	$28.1	$98.9	(71.6)%	$124.3	$328.0	(62.1)%

Operating costs:
Cost of revenues	25.7	83.9	(69.4)	109.1	278.8	(60.9)
Selling, engineering, and administrative costs	3.1	3.3	(6.1)	9.0	10.6	(15.1)
Operating profit (loss)	$(0.7)	$11.7	(106.0)	$6.2	$38.6	(83.9)
Operating profit (loss) margin	(2.5)%	11.8%		5.0%	11.8%
Revenues and cost of revenues decreased for the three months ended September 30, 2017 by 71.6% and 69.4%, respectively, compared to the same period in 2016 primarily from lower barge deliveries. Revenues and cost of revenues decreased for the nine months ended September 30, 2017 by 62.1% and 60.9%, respectively, compared to the same period in 2016 primarily from lower barge deliveries. Selling, engineering, and administrative costs decreased for the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to lower compensation costs.
As of September 30, 2017, the backlog for the Inland Barge Group was $126.0 million compared to $177.3 million as of September 30, 2016.

Energy Equipment Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Percent	2017	2016	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Wind towers and utility structures	$167.1	$148.8	12.3%	$514.4	$484.9	6.1%
Other	79.1	92.9	(14.9)	225.7	270.8	(16.7)
Total revenues	246.2	241.7	1.9	740.1	755.7	(2.1)

Operating costs:
Cost of revenues	201.3	192.3	4.7	601.2	596.4	0.8
Selling, engineering, and administrative costs	18.6	18.2	2.2	58.5	55.8	4.8
Operating profit	$26.3	$31.2	(15.7)	$80.4	$103.5	(22.3)
Operating profit margin	10.7%	12.9%		10.9%	13.7%
Revenues for the three months ended September 30, 2017 increased by 1.9% when compared to the same period in 2016. Revenues from our wind towers and utility structures product lines increased by 12.3%, primarily as a result of increased shipping volumes. Revenues from other product lines for the three months ended September 30, 2017 decreased by 14.9% when compared to the same period in 2016, primarily as a result of lower shipping volumes. Other revenues include results primarily from our storage and distribution containers and tank heads product lines. Cost of revenues increased by 4.7% for the three months ended September 30, 2017 compared to the same period in 2016, primarily as a result of higher volumes in our wind towers product line. Selling, engineering, and administrative costs increased by 2.2% for the three months ended September 30, 2017 compared to the same period in 2016, primarily due to increased compensation related expenses.
Revenues for the nine months ended September 30, 2017 decreased by 2.1% when compared to the same period in 2016. Revenues from our wind towers and utility structures product lines increased by 6.1%, driven primarily by higher shipping volumes. Revenues from other product lines decreased by 16.7% as a result of decreased shipping volumes. Cost of revenues increased by 0.8% for the nine months ended September 30, 2017 compared to 2016, in line with higher volumes. Selling, engineering, and administrative costs increased by 4.8% for the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to increased bad debt expense related to a single customer and increased compensation related expenses.
The backlog for wind towers was $847.3 million and $1,040.9 million at September 30, 2017 and 2016, respectively. The Company does not report backlog from its utility structures business because certain contracts contain partial order cancellation provisions.

Railcar Leasing and Management Services Group

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Percent	2017	2016	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues:
Leasing and management	$188.5	$173.7	8.5%	$552.4	$522.7	5.7%
Sales of railcars owned one year or less at the time of sale	86.6	—	*	93.7	126.1	*
Total revenues	$275.1	$173.7	58.4	$646.1	$648.8	(0.4)

Operating profit:
Leasing and management	$86.2	$80.5	7.1	$256.8	$224.8	14.2
Railcar sales:
Railcars owned one year or less at the time of sale	17.9	—	*	19.4	34.1	*
Railcars owned more than one year at the time of sale	16.5	—	*	40.2	13.5	*
Total operating profit	$120.6	$80.5	49.8	$316.4	$272.4	16.2

Operating profit margin:
Leasing and management	45.7%	46.3%		46.5%	43.0%
Railcar sales	*	*		*	*
Total operating profit margin	43.8%	46.3%		49.0%	42.0%

Selected expense information(1):
Depreciation	$43.3	$39.4	9.9	$128.5	$115.5	11.3
Maintenance and compliance	$25.0	$21.3	17.4	$69.4	$84.7	(18.1)
Rent	$10.0	$9.9	1.0	$30.0	$29.3	2.4
Interest	$32.1	$31.2	2.9	$94.0	$94.4	(0.4)
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
Total revenues increased by 58.4% for the three months ended September 30, 2017 compared to 2016 primarily due to a higher volume of railcar sales owned one year or less and an increase in asset management advisory fees earned.
Total revenues were substantially unchanged for the nine months ended September 30, 2017 compared to 2016. Revenues from sales of railcars owned one year or less decreased due to a change in mix of railcars sold. Leasing and management revenues for the nine months ended September 30, 2017 increased 5.7%, compared to 2016 due to net fleet additions and asset management advisory fees, partially offset by the effect of lower average rental rates.
During the nine months ended September 30, 2017 and 2016, the Company received proceeds from the sales of leased railcars as follows:

	Nine Months Ended September 30,
	2017	2016
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$93.7	$126.1
Railcars owned more than one year at the time of sale	160.3	37.7
Rail Group	—	8.1
	$254.0	$171.9
Operating profit increased by 49.8% for the three months ended September 30, 2017 compared to 2016 primarily due to a higher volume of railcar sales. Leasing and management operating profit increased for the three months ended September 30, 2017 compared to 2016 due to higher asset management advisory fees partially offset by higher maintenance and compliance costs. Operating profit increased by 16.2% for the nine months ended September 30, 2017 compared to 2016 primarily due to lower fleet maintenance and compliance expenses, higher asset management advisory fees, and a higher volume of railcar sales.

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
Information regarding the Leasing Group’s lease fleet, managed or owned through its wholly-owned and partially-owned subsidiaries, follows:

	September 30, 2017	September 30, 2016
Number of railcars:
Wholly-owned	62,910	57,860
Partially-owned	24,680	24,680
	87,590	82,540
Managed	20,830	19,330
	108,420	101,870
Owned railcars:
Average age in years	8.7	8.2
Average remaining lease term in years	3.3	3.4
Fleet utilization	97.3%	97.1%

All Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Percent	2017	2016	Percent
	($ in millions)		Change	($ in millions)		Change
Revenues	$25.7	$26.7	(3.7)%	$71.2	$68.3	4.2%

Operating costs:
Cost of revenues	28.4	28.6	(0.7)	81.1	75.5	7.4
Selling, engineering, and administrative costs	1.9	1.9	—	5.6	5.9	(5.1)
Property disposition (gains) losses	0.1	(0.3)		(0.5)	0.7
Operating loss	$(4.7)	$(3.5)	*	$(15.0)	$(13.8)	*
* not meaningful
Revenues and cost of revenues were substantially unchanged for the three months ended September 30, 2017 compared to 2016. Revenues and cost of revenues increased for the nine months ended September 30, 2017 compared to 2016 primarily due to an increase in services provided by our facilities maintenance operations.

Corporate

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Percent	2017	2016	Percent
	($ in millions)		Change	($ in millions)		Change
Operating costs	$41.5	$35.6	16.6%	$114.8	$95.0	20.8%
The increase in operating costs for the three months ended September 30, 2017 compared to the same period in 2016 is primarily due to higher performance-related compensation and consulting costs. The increase in operating costs for the nine months ended September 30, 2017 is primarily due to higher litigation-related costs as well as higher performance-related compensation and consulting costs.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2017 and September 30, 2016:

	Nine Months Ended September 30,
	2017	2016
	(in millions)
Total cash provided by (required by):
Operating activities	$488.2	$792.1
Investing activities	(217.0)	(805.5)
Financing activities	40.1	(214.8)
Net increase (decrease) in cash and cash equivalents	$311.3	$(228.2)
Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2017 was $488.2 million compared to net cash provided by operating activities of $792.1 million for the nine months ended September 30, 2016. Cash flow provided by operating activities decreased primarily due to lower net income and an increase in receivables.
Receivables at September 30, 2017 increased by $94.3 million or 19.6% since December 31, 2016 primarily due to a higher income tax receivable and higher trade receivables in our Rail Group. Raw materials inventory at September 30, 2017 was substantially unchanged while work in process inventory increased by $20.8 million or 11.0% primarily in our Rail Group. Finished goods inventory decreased by $21.4 million or 12.3% since December 31, 2016 due to higher inventory balances carried at the previous year end for scheduled shipments in early 2017 in our Energy Equipment Group. Accounts payable increased by $38.4 million, while accrued liabilities increased by $12.5 million from December 31, 2016. We continually review reserves related to bad debt as well as the adequacy of lower of cost or market valuations related to accounts receivable and inventory.
Investing Activities. Net cash required by investing activities for the nine months ended September 30, 2017 was $217.0 million compared to $805.5 million for the nine months ended September 30, 2016. Capital expenditures for the nine months ended September 30, 2017 were $422.3 million, which included $434.7 million for additions to the lease fleet less $74.3 million for the cost of sold lease fleet railcars owned one year or less. This compares to $656.3 million of capital expenditures for the same period last year, which included $647.2 million for additions to the lease fleet less $92.0 million for the cost of sold lease fleet railcars owned one year or less. Proceeds from the sale of property, plant, and equipment and other assets totaled $168.4 million for the nine months ended September 30, 2017, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $160.3 million. This compares to $46.6 million for the same period in 2016, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $37.7 million. Full-year manufacturing/corporate capital expenditures for 2017 are projected to range between $80.0 million and $95.0 million. For 2017, we anticipate a net investment in our wholly-owned lease fleet of between $190.0 million and $240.0 million, after taking into account the proceeds from sales of leased railcars. Short-term marketable securities decreased by $84.7 million and increased by $199.8 million for the nine months ended September 30, 2017 and 2016, respectively. Net cash required related to acquisitions amounted to $47.5 million for the nine months ended September 30, 2017. There was no divestiture activity for the nine months ended September 30, 2017. There was no acquisition or divestiture activity for the nine months ended September 30, 2016.
Financing Activities. Net cash provided by financing activities during the nine months ended September 30, 2017 was $40.1 million compared to $214.8 million of cash required by financing activities for the same period in 2016. During the nine months ended September 30, 2017, we borrowed $534.1 million, net of debt issuance costs, primarily from the issuance by TRL 2017 of promissory notes and the issuance by TRIP Master Funding of secured railcar equipment notes. Additionally we retired $334.9 million in debt, primarily consisting of previously-issued TRIP Master Funding secured railcar equipment notes. During the nine months ended September 30, 2016, we retired $106.0 million in debt as scheduled. We intend to use our cash and committed credit facilities to fund the operations, expansions, and growth initiatives of the Company. Additionally, we may use our cash and committed credit facilities to retire or repurchase the Company's outstanding debt prior to its stated maturity or repurchase shares of its common stock.
Other Investing and Financing Activities
The $1.0 billion TILC warehouse loan facility, established to finance railcars owned by TILC, had $166.7 million in outstanding borrowings as of September 30, 2017. Under the facility, $833.3 million was unused and available as of September 30, 2017 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation which expires in April 2018 and is secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 3.05% at September 30, 2017. Amounts outstanding at maturity, absent renewal, are payable under the facility in April 2019.
On May 15, 2017, TRL 2017 issued $302.4 million of 2017 Promissory Notes, due May 15, 2024, of which $297.4 million was outstanding as of September 30, 2017. The 2017 Promissory Notes are obligations of TRL 2017 and are non-recourse to Trinity. The 2017 Promissory Notes bear interest at Libor plus a margin for an all-in interest rate of 3.00% as of September 30, 2017, payable monthly. The 2017 Promissory Notes are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL 2017.
On August 15, 2017, TRIP Master Funding issued $237.9 million in aggregate principle amount of Series 2017-1 Secured Railcar Equipment Notes pursuant to the Master Indenture between TRIP Master Funding and Wilmington Trust Company, as indenture trustee, with a final maturity date of August 2047. The proceeds from the issuance were used primarily to retire the TRIP Master Funding Secured Railcar Equipment Notes Class A-1a and Class A-1b notes as well as the TRIP Master Funding Series 2014-1 Secured Railcar Equipment Notes Class A-1 notes in full. The TRIP Master Funding Series 2017-1 Secured Railcar Equipment Notes consist of two classes with the Class A-1 notes bearing interest at 2.71% and the Class A-2 notes bearing interest at 3.74%. The TRIP Master Funding Series 2017-1 Secured Railcar Equipment Notes are non-recourse to Trinity, TILC, TRIP Holdings, and the other equity investors in TRIP Holdings and are secured by TRIP Master Funding's portfolio of railcars and operating leases thereon, its cash reserves, and all other assets owned by TRIP Master Funding. As of September 30, 2017, there were $101.0 million and $134.9 million of Class A-1 and Class A-2 notes outstanding, respectively.
In May 2017, the Company declared an increase in its quarterly dividend from $0.11 to $0.13 per share, reflecting an 18% increase.
As of September 30, 2017, we had letters of credit issued under our $600 million revolving credit facility in an aggregate principal amount of $82.6 million, leaving $517.4 million available for borrowing. Other than these letters of credit, there were no borrowings under our revolving credit facility as of September 30, 2017, or for the nine month period then ended. Borrowings under the credit facility bear interest at a defined index rate plus a margin and are guaranteed by certain 100%-owned subsidiaries of the Company.
In December 2015, the Company’s Board of Directors renewed its $250 million share repurchase program effective January 1, 2016 through December 31, 2017. Under the program, 1,942,200 shares were repurchased during the nine months ended September 30, 2017, at a cost of approximately $52.4 million. There were no shares repurchased during the three months ended September 30, 2017. As of September 30, 2017, the remaining authorization under the program totaled $163.0 million.
During the nine months ended September 30, 2017 and 2016, the Company received proceeds from the sales of leased railcars as follows:

	Nine Months Ended September 30,
	2017	2016
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$93.7	$126.1
Railcars owned more than one year at the time of sale	160.3	37.7
Rail Group	—	8.1
	$254.0	$171.9
We continue to experience below normal levels for many of the Company’s products and services. The ongoing level of uncertainty in the industrial economy has continued to impact our customers’ long-term capital planning processes. The oversupply of railcars and barges in the North American market has limited new order levels for these businesses. We continue to assess demand for our products and services and take steps to align our manufacturing capacity appropriately.
Equity Investment
See Note 5 of the Notes to Consolidated Financial Statements for information about the Company's investment in partially-owned leasing subsidiaries.

Future Operating Requirements
We expect to finance future operating requirements with cash, cash equivalents, and short-term marketable securities; cash flows from operations; and, depending on market conditions, short-term debt, long-term debt, and equity. Debt instruments that the Company has utilized include its revolving credit facility, the TILC warehouse facility, senior notes, convertible subordinated notes, asset-backed securities, and sale-leaseback transactions. As of September 30, 2017, the Company had unrestricted cash, cash equivalents, and short-term marketable securities balances of $1,024.7 million, and $517.4 million available under its revolving credit facility. Under the TILC warehouse facility, $833.3 million was unused and available as of September 30, 2017 based on the amount of warehouse-eligible, unpledged equipment. The Company believes it has access to adequate capital resources to fund operating requirements and is an active participant in the capital markets.
Off Balance Sheet Arrangements
See Note 6 and Note 11 of the Notes to Consolidated Financial Statements for information about off balance sheet arrangements.
Derivative Instruments
We may use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also may use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 Fair Value Accounting of the Notes to Consolidated Financial Statements for discussion of how the Company valued its commodity hedges and interest rate swap at September 30, 2017. See Note 11 Debt of the Notes to Consolidated Financial Statements for a description of the Company's debt instruments.
Interest rate hedges

			Included in accompanying balance sheet at September 30, 2017
	Notional Amount	Interest Rate(1)	Asset / (liability)	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(0.5)	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$4.5	$6.0
TRIP Master Funding secured railcar equipment notes	$34.8	2.62%	$—	$0.3	$0.5
Open hedge:
2017 promissory notes	$178.4	3.00%	$1.8	$0.6	$—

(1)	Weighted average fixed interest rate, except for 2017 promissory notes. Interest rate cap for 2017 promissory notes.

	Effect on interest expense - increase/(decrease)
	Three Months Ended September 30,		Nine Months Ended September 30,		Expected effect during next twelve months(1)
	2017	2016	2017	2016
	(in millions)
Expired hedges:
2006 secured railcar equipment notes	$(0.1)	$(0.1)	$(0.2)	$(0.3)	$(0.1)
TRIP Holdings warehouse loan	$1.1	$1.2	$3.4	$3.6	$2.8
TRIP Master Funding secured railcar equipment notes	$0.1	$0.2	$0.4	$0.7	$0.3
(1) Based on the fair value of open hedge as of September 30, 2017
During 2005 and 2006, we entered into interest rate swap derivatives in anticipation of issuing our 2006 Secured Railcar Equipment Notes. These derivative instruments, with a notional amount of $200.0 million, were settled in 2006 and fixed the interest rate on a portion of the related debt issuance. These derivative instrument transactions are being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in Accumulated Other Comprehensive Loss ("AOCL") through the date the related debt issuance closed in 2006. The balance is being amortized over the term of the related debt. The effect on interest expense is due to amortization of the AOCL balance.

Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011 , these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the life of the terminated hedge with $2.8 million of additional interest expense expected to be recognized during the twelve months following September 30, 2017.
In July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with an initial notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The TRIP Master Funding interest rate hedge was terminated in August 2017 in connection with the refinancing of the related indebtedness. The effect on interest expense is primarily a result of monthly interest settlements. The balance included in AOCL at the date the hedge was terminated is being amortized over the life of the terminated hedge with $0.3 million of additional interest expense expected to be recognized during the twelve months following September 30, 2017.
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
Other Derivatives
Natural gas and diesel fuel
We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel. The intent of the program is to protect our operating profit from adverse price changes by entering into derivative instruments. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The effect on operating income for these instruments was not significant. The amount recorded in the consolidated balance sheet as of September 30, 2017 for these instruments was an asset of $0.1 million. The amount recorded in the consolidated balance sheet as of December 31, 2016 for these instruments was an asset of $0.3 million.

Contractual Obligation and Commercial Commitments
As of September 30, 2017, contractual obligations related to letters of credit decreased to $82.6 million from $92.3 million at December 31, 2016. Refer to Note 11 of the Consolidated Financial Statements for changes to our outstanding debt and maturities. Contractual obligations that relate to operating leases including sale/leaseback transactions were substantially unchanged as of September 30, 2017. See Note 6 of the Consolidated Financial Statements regarding operating lease obligations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2016 as set forth in Item 7A of our 2016 Form 10-K. Refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of debt-related activity and the impact of hedging activity for the three and nine months ended September 30, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended September 30, 2017:

Period	Number of Shares Purchased(1)	Average Price Paid per Share (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2017 through July 31, 2017	1,540	$27.68	—	$163,034,477
August 1, 2017 through August 31, 2017	157	$28.81	—	$163,034,477
September 1, 2017 through September 30, 2017	153	$29.45	—	$163,034,477
Total	1,850	$27.92	—	$163,034,477
(1) These columns include the following transactions during the three months ended September 30, 2017: (i) the surrender to the Company of 1,379 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees and (ii) the purchase of 471 shares of common stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust.
(2) In December 2015, the Company’s Board of Directors renewed its $250 million share repurchase program effective January 1, 2016 through December 31, 2017. Under the program, no shares were repurchased during the three months ended September 30, 2017. The approximate dollar value of shares that were eligible to be repurchased under such share repurchase program is shown as of the end of such month or quarter.

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
October 26, 2017