Form 10-K
period 2017-12-31
TRINITY INDUSTRIES INC
filed 2018-02-22
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter (June 30, 2017) was $4,162.5 million.
At January 31, 2018 the number of shares of common stock outstanding was 150,822,635.
The information required by Part III of this report, to the extent not set forth herein, is incorporated by reference from the Registrant's definitive 2018 Proxy Statement.

TRINITY INDUSTRIES, INC.
FORM 10-K

PART I
Item 1. Business.
General Development of Business.  Trinity Industries, Inc. and its consolidated subsidiaries, (“Trinity,” “Company,” “we,” or “our”) headquartered in Dallas, Texas, is a diversified industrial company that owns complementary market-leading businesses providing products and services to the energy, chemical, agriculture, transportation, and construction sectors, among others. Trinity was incorporated in 1933.
Trinity became a Delaware corporation in 1987. Our principal executive offices are located at 2525 N. Stemmons Freeway, Dallas, Texas 75207-2401. Our telephone number is 214-631-4420, and our Internet website address is www.trin.net.
Financial Information About Industry Segments. Financial information about our industry segments for the years ended December 31, 2017, 2016, and 2015 is presented in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations.”
Proposed Spin-off. On December 12, 2017, the Company announced that its Board of Directors unanimously approved a plan to pursue a spin-off of the Company's infrastructure-related businesses to Trinity stockholders. The separation is planned as a tax-free spin-off transaction to the Company's stockholders for U.S. federal income tax purposes. The transaction is expected to result in two separate public companies: (1) Trinity, the currently existing company, which will be comprised primarily of Trinity’s rail-related businesses and (2) a new infrastructure company, focused on infrastructure-related products and services (the “Infrastructure Company”).
Completion of the spin-off will be subject to, among other things, the effectiveness of appropriate filings with the Securities and Exchange Commission, final approval from the Company's Board of Directors, and other customary conditions. The Company may, at any time and for any reason until the proposed transaction is complete, abandon the separation or modify or change its terms. The separation is expected to be completed in the fourth quarter of 2018, but there can be no assurance regarding the ultimate timing of the separation or that the separation will ultimately occur. See information in Item 1A "Risk Factors" under the heading "Risks Related to the Proposed Spin-Off of our Infrastructure-Related Businesses" for a description of some of the risks and uncertainties associated with the proposed transaction.
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
Our Rail Group is capable of manufacturing a diversified railcar product line, allowing us to capitalize on changing industry trends and developing opportunities in various markets including the energy, chemical, agriculture, automotive, and construction markets. We are a leading manufacturer of railcar axles and coupling devices in North America and, through plants in Mexico and the U.S., also manufacture and sell a variety of other railcar parts and components used in manufacturing and repairing railcars. We provide railcar maintenance services at multiple facilities in the U.S.
Our customers include railroads, leasing companies, and industrial shippers of products, such as energy, petrochemical companies, agricultural product companies, and major construction and industrial companies. We compete in the North American market primarily against six major railcar manufacturers.
For the year ended December 31, 2017 we shipped 18,395 railcars, or 40% of total North American railcar shipments. As of December 31, 2017, our Rail Group backlog consisted of 22,585 railcars valued at $2.2 billion. This amount included approximately $829.5 million in orders from our Railcar Leasing and Management Services Group (“Leasing Group”). The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery as customers may alternatively choose to purchase railcars as external sales from the Rail Group.
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
The railcars in our lease fleet are leased to industrial shippers and railroads. These companies operate in various markets including the chemical, agricultural, automotive, and energy industries. Substantially all of the railcars in our lease fleet were manufactured by our Rail Group. The terms of our railcar leases generally vary from one to twenty years and provide for fixed monthly rentals, predominantly under full-service leases. A small percentage of our fleet is leased on a per diem basis. As of December 31, 2017, the lease fleet of our subsidiaries included 88,590 owned or leased railcars that were 96.8% utilized. Of this total, 79,055 railcars were owned by TILC or its affiliates and 9,535 railcars were financed in sale-leaseback transactions. Total railcars under management including those owned by third-parties totaled 114,050 railcars.
Our railcar leasing businesses compete against a number of well-established entities that are also in the business of leasing railcars.
Construction Products Group. Through wholly-owned subsidiaries, our Construction Products Group manufactures highway products as well as trench shields and shoring products for infrastructure-related projects. Additionally, the Construction Products Group mines and produces construction aggregates. Many of these lines of business are seasonal and revenues are impacted by weather conditions and fluctuations in government spending levels.
Our highway products business is a leading U.S. manufacturer of guardrail, crash cushions, and other highway barriers. The Federal Highway Administration, which determines product eligibility for cost reimbursement using federal funds, has approved many of our products as eligible for federal-aid reimbursement based on satisfactory performance testing pursuant to criteria established under either the National Cooperative Highway Research Program Report 350 or the Manual for Assessing Safety Hardware, as applicable. Our crash cushion, barrier, and guardrail products include multiple proprietary products manufactured under license from certain public and private research organizations and inventors as well as Company-held patents. We sell highway products in Canada, Mexico, and throughout the U.S., and we export highway products, including proprietary products, internationally. The Company does not perform any installation services with respect to its highway products. We compete against several national and regional highway products manufacturers.
We are a leading producer and distributor of lightweight and natural construction aggregates, including expanded shale and clay; crushed stone; sand and gravel; asphalt rock; and various other products in certain regions in the U.S. Our construction aggregates customers are concrete producers; commercial, residential, and highway contractors; manufacturers of masonry products; and state and local governments. We compete with lightweight construction aggregates producers nationwide and natural construction aggregates producers located in the regions where we operate.
We also manufacture and rent a line of trench shields and shoring products for the construction industry.
Inland Barge Group. Through wholly-owned subsidiaries, our Inland Barge Group is a leading U.S. manufacturer of inland barges and fiberglass barge covers. We manufacture a variety of dry cargo barges, such as deck barges, and open or covered hopper barges that transport various commodities, such as grain, coal, and aggregates. We also manufacture tank barges used to transport liquids including chemicals and a variety of petroleum products. Our fiberglass reinforced lift covers are used primarily for grain barges. Our barge manufacturing facilities are located along the U.S. inland river systems, allowing for rapid delivery to our customers. Our Inland Barge Group backlog as of December 31, 2017 was approximately $98.2 million.
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
We are a leading manufacturer in North America of structural wind towers used in the wind energy market. These towers are manufactured in the U.S. and Mexico to customer specifications and installed by our customers. Our customers are generally wind turbine producers. Our structural wind towers backlog as of December 31, 2017 was approximately $780.8 million.
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
Foreign Operations. Trinity's foreign operations are primarily located in Mexico. Continuing operations included sales to foreign customers, primarily in Mexico, which represented 10.1%, 7.7%, and 7.0% of our consolidated revenues for the years ended December 31, 2017, 2016, and 2015, respectively. As of December 31, 2017 and 2016, we had 3.0% and 3.3%, respectively, of our long-lived assets located outside the U.S. We manufacture railcars, storage and distribution containers, tank heads, structural wind towers, steel utility structures, parts, and other products at our Mexico facilities for local consumption as well as for export to the U.S. and other countries.

Backlog. As of December 31, 2017 and 2016, our backlog of firm orders was as follows:

	December 31, 2017	December 31, 2016
	(in millions)
Rail Group
External Customers	$1,334.7	$2,156.6
Leasing Group	829.5	850.9
	$2,164.2	$3,007.5
Inland Barge Group	$98.2	$120.0
Wind towers	$780.8	$1,148.4
For the twelve months ended December 31, 2017, our rail manufacturing businesses received orders for 12,900 railcars. The change in backlog as of December 31, 2017 compared with our backlog as of December 31, 2016 reflects the value of orders taken, net of cancellations, executory contract change orders and price modifications, and orders delivered during the year. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery as customers may alternatively choose to purchase railcars as external sales from the Rail Group. Approximately 65% of our railcar backlog is expected to be delivered during the year ending December 31, 2018 with the remainder to be delivered thereafter into 2021. Substantially all of our Inland Barge backlog is expected to be delivered during the year ending December 31, 2018. Approximately 33% of our structural wind towers backlog is expected to be delivered during the year ending December 31, 2018 with the remainder to be delivered through 2020. The Company does not report backlog from its utility structures business because certain contracts contain partial order cancellation provisions.
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
The principal material used in our manufacturing segments is steel. During 2017, the supply of steel was sufficient to support our manufacturing requirements. Market steel prices continue to exhibit periods of volatility and ended 2017 higher than 2016. Steel prices may be volatile in the future in part as a result of market conditions. We often use contract-specific purchasing practices, existing supplier commitments, contractual price escalation provisions, and other arrangements with our customers, to mitigate the effect of steel price volatility on our operating profits for the year. In general, we believe there is enough capacity in the supply industry to meet current production levels and that our existing contracts and other relationships we have in place will meet our current production forecasts.
Construction Aggregates. Aggregates can be found throughout the U.S., and many producers exist nationwide. Shipments of natural construction aggregates from an individual quarry are generally limited in geographic scope because the cost of transporting processed construction aggregates to customers is high in relation to the value of the product itself. Lightweight construction aggregates have a much wider, multi-state distribution area due to their higher value relative to their distribution costs. We currently operate mining facilities located in Texas, Louisiana, Alabama, Colorado, California, Indiana, and Kentucky.

Employees. The following table presents the approximate headcount breakdown of employees by business group:

Business Group	December 31, 2017
Rail Group	7,990
Construction Products Group	1,410
Inland Barge Group	485
Energy Equipment Group	4,670
Railcar Leasing and Management Services Group	210
All Other	430
Corporate	410
15,605
As of December 31, 2017, approximately 8,520 employees were employed in the U.S., 7,005 employees in Mexico, and 80 in Canada.
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
Revised regulations pertaining to the transportation of flammable materials by rail remain in effect. These regulatory changes materially impact: the rail industry as a whole; railroad operations; older and newer tank railcars that met or exceeded prior regulatory requirements and standards; tank railcar specifications; and market decisions relative to capital investment in rail products.
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
Executive Officers and Other Corporate Officers of the Company.
The following table sets forth the names and ages of all of our executive officers and other corporate officers, their positions and offices presently held by them, and the year each person first became an officer. All officer terms expire in May 2018.

Name	Age	Office	Officer Since
Timothy R. Wallace*	64	Chairman, Chief Executive Officer, and President	1985
James E. Perry*	46	Senior Vice President and Chief Financial Officer	2005
Melendy E. Lovett*	59	Senior Vice President and Chief Administrative Officer	2014
William A. McWhirter II*	53	Senior Vice President and Group President	2005
S. Theis Rice*	67	Senior Vice President and Chief Legal Officer	2002
Kathryn A. Collins	54	Vice President, Human Resources	2014
Virginia C. Gray, Ph.D.	58	Vice President, Organizational Development	2007
Mary E. Henderson*	59	Vice President and Chief Accounting Officer	2009
W. Relle Howard	48	Vice President, Information Technology	2016
John M. Lee	57	Vice President, Business Development	1994
Steven L. McDowell	56	Vice President and Chief Compliance Officer	2013
Gail M. Peck	50	Vice President, Finance and Treasurer	2010
Stephen W. Smith	68	Vice President and Chief Technical Officer	2012
Bryan P. Stevenson	44	Vice President, Associate General Counsel and Secretary	2015
Sarah Teachout	45	Vice President and Deputy General Counsel	2016
Jack Todd	54	Vice President, Public Affairs	2015
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
Ms. Lovett joined the Company in 2014 as Senior Vice President and Chief Administrative Officer. A member of the Company's Board of Directors since 2012, Ms. Lovett resigned her Board position at the time of her appointment as an officer of the Company. Prior to joining Trinity in 2014, she was the Senior Vice President and President of the Education Technology business, for Texas Instruments.
Mr. McDowell joined the Company in 2013 as Vice President and Chief Audit Executive and was named Vice President and Chief Compliance Officer in 2017. Prior to joining Trinity, he worked for Dean Foods from 2007 to 2013, where he held a variety of management positions and most recently served as Vice President, Internal Audit and Risk Management. Prior to his tenure at Dean Foods, he served as Vice President - Internal Audit at Centex Corporation.
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
Messrs. Wallace, Perry, McWhirter, and Lee, Mses. Henderson and Peck, and Dr. Gray have been in full time employment of Trinity or its subsidiaries for more than five years and have performed essentially the same respective duties during such time.

Item 1A. Risk Factors.
Our business is subject to a number of risks which are discussed below. There are risks and uncertainties that could cause our actual results to be materially different from those mentioned in forward-looking statements that we make from time to time in filings with the Securities and Exchange Commission (“SEC”), news releases, reports, proxy statements, registration statements, and other written communications, as well as oral forward-looking statements made from time to time by representatives of our Company. All known material risks and uncertainties are described below. You should consider carefully these risks and uncertainties in addition to the other information contained in this report and our other filings with the SEC including our subsequent reports on Forms 10-Q and 8-K, and any amendments thereto before deciding to buy, sell, or hold our securities. If any of the following known risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition, results of operations, and/or liquidity could be harmed. In that event, the market price for our various securities could decline and you may lose all or part of your investment.
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
Risks Related to our Business
Many of the industries in which we operate are cyclical, and, accordingly, our business is subject to changes in the economy. We operate in cyclical industries. Periodic downturns in economic conditions usually have a significant adverse effect on cyclical industries due to decreased demand for new and replacement products. Decreased demand could result in lower sales volumes, lower prices, and/or a decline in or loss of profits. The railcar, barge, and wind energy industries have previously experienced sharp cyclical downturns and at such times operated with a minimal backlog. While the business cycles of our different operations may not typically coincide, an economic downturn could affect disparate cycles contemporaneously. The impacts of such an economic downturn may magnify the adverse effect on our business.
Volatility in the global markets may adversely affect our business and operating results. Instability in the global economy, negative conditions in the global credit markets, volatility in the industries that our products serve, fluctuations in commodity prices that our customers produce and transport, changes in legislative policy, adverse changes in the availability of raw materials and supplies, or adverse changes in the financial condition of our customers could lead to customers' requests for deferred deliveries of our backlog orders. Additionally such events could result in our customers' attempts to unilaterally cancel or terminate firm contracts or orders in whole or in part resulting in contract or purchase order breaches and increased commercial litigation costs. Such occurrences could adversely affect our cash flows and results of operations.
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
Litigated disputes and other claims could increase our costs and weaken our financial condition. We are currently, and may from time to time be, involved in various claims or legal proceedings arising out of our operations. Adverse judgments and outcomes in some or all of these matters could result in significant losses and costs that could weaken our financial condition. Although we maintain reserves for our reasonably estimable liability, our reserves may be inadequate to cover our portion of claims or final judgments after taking into consideration rights in indemnity and recourse to third parties as a result of which there could be a material adverse effect on our business, operations, or financial condition. See Note 18 Commitments and Contingencies of the Notes to the Consolidated Financial Statements for more detailed information on any material pending legal proceedings other than ordinary routine litigation incidental to our business, including the current status of the Company's Highway Products litigation.
While state and federal procedural rules exist to curtail the filing of claims against the Company in jurisdictions unrelated to the underlying claims, courts sometime may not enforce these rules, exposing us to a greater likelihood of unfavorable results and increased litigation costs. Whenever our products are sold to or ultimately owned and/or operated by governments or their authorized agencies, we may be unable to seek redress or recourse to at-fault parties. When litigation arising from the installation, maintenance, replacement, or use of our products is filed against the Company, recourse to such governments or authorized agencies may be subject to sovereign immunity or related defenses thereby exposing the Company to risk of liability and increased costs irrespective of fault.
Changes in the price and demand for steel could lower our margins and profitability. The principal material used in our manufacturing segments is steel. Market steel prices may exhibit periods of volatility. Steel prices may experience further volatility as a result of scrap surcharges assessed by steel mills and other market factors. We often use contract-specific purchasing practices, supplier commitments, contractual price escalation provisions, and other arrangements with our customers to mitigate the effect of this volatility on our operating profits for the year. To the extent that we do not have such arrangements in place, a change in steel prices could materially lower our profitability. In addition, meeting production demands is dependent on our ability to obtain a sufficient amount of steel. An unanticipated interruption in our supply chain could have an adverse impact on both our margins and production schedules.
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
Reductions in the availability of energy supplies or an increase in energy costs may increase our operating costs. We use various gases, including natural gas, at our manufacturing facilities and use diesel fuel in vehicles to transport our products to customers and to operate our plant equipment. An outbreak or escalation of hostilities between the U.S. and any foreign power and, in particular, prolonged conflicts could result in a real or perceived shortage of petroleum and/or natural gas, which could result in an increase in the cost of natural gas or energy in general. Extreme weather conditions and natural occurrences such as hurricanes, tornadoes, and floods could result in varying states of disaster and a real or perceived shortage of petroleum and/or natural gas, including rationing thereof, potentially resulting in an increase in natural gas prices or general energy costs. Speculative trading in energy futures in the world markets could also result in an increase in natural gas and general energy cost. Future limitations on the availability (including limitations imposed by increased regulation or restrictions on rail, road, and pipeline transportation of energy supplies) or consumption of petroleum products and/or an increase in energy costs, particularly natural gas for plant operations and diesel fuel for vehicles and plant equipment, could have an adverse effect upon our ability to conduct our business cost effectively.
Our manufacturer's warranties expose us to product replacement and repair claims. Depending on the product, we warrant our workmanship and certain materials (including surface coatings, primers, sealants, and interior linings), parts, and components pursuant to express limited contractual warranties. We may be subject to significant warranty claims in the future such as multiple claims based on one defect repeated throughout our production process or claims for which the cost of repairing or replacing the defective part, component or material is highly disproportionate to the original price. These types of warranty claims could result in significant costs associated with product recalls or product repair or replacement, and damage to our reputation.
Increasing insurance claims and expenses could lower profitability and increase business risk. We are subject to potential liability for claims alleging property damage and personal and bodily injury or death arising from the use of or exposure to our products, especially in connection with products we manufacture that our customers install along U.S. highways or that our customers use to transport hazardous, flammable, toxic, or explosive materials. As policies expire, premiums for renewed or new coverage may further increase and/or require that we increase our self-insured retention or deductibles. The Company maintains primary coverage and excess coverage policies. If the number of claims or the dollar amounts of any such claims rise in any policy year we could suffer additional costs associated with accessing our excess coverage policies. Also, an increase in the loss amounts attributable to such claims could expose us to uninsured damages if we were unable or elected not to insure against certain claims because of high premiums or other reasons. While our liability insurance coverage is at or above levels based on commercial norms in our industries, an unusually large liability claim or a string of claims coupled with an unusually large damage award could exceed our available insurance coverage. In addition, the availability of, and our ability to collect on, insurance coverage is often subject to factors beyond our control, including positions on policy coverage taken by insurers. If any of our third-party insurers fail, cancel, or refuse coverage, or otherwise are unable to provide us with adequate insurance coverage, then our risk exposure and our operational expenses may increase and the management of our business operations would be disrupted. Moreover, any accident or incident involving our industries in general or us or our products specifically, even if we are fully insured, contractually indemnified, or not held to be liable, could negatively affect our reputation among customers and the public, thereby making it more difficult for us to compete effectively, and could significantly affect the cost and availability of insurance in the future.
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
U.S. government actions relative to the federal budget, taxation policies, government expenditures, U.S. borrowing/debt ceiling limits, and trade policies could adversely affect our business and operating results. Periods of impasse, deadlock, and last minute accords may continue to permeate many aspects of U.S. governance, including federal government budgeting and spending, taxation, U.S. deficit spending and debt ceiling adjustments, and international commerce. Such periods could negatively impact U.S. domestic and global financial markets thereby reducing customer demand for our products and services and potentially result in reductions in our revenues, increased price competition, or increased operating costs, any of which could adversely affect our business, results of operations, and financial condition. We produce many of our products at our manufacturing facilities in Mexico. Our business benefits from free trade agreements such as the North American Free Trade Agreement ("NAFTA"). NAFTA and future import taxes are currently under scrutiny by the current U.S. administration. On August 6, 2017, the U.S. Trade Representative opened the renegotiation of NAFTA with the governments of Canada and Mexico. The U.S. administration has periodically indicated a willingness to exercise its right to withdraw from NAFTA after a six month notice period. If a preference for bi-lateral trade agreements emerges, then wholesale renegotiation of, or a U.S. withdrawal from, NAFTA could result and cause significant change or interruption to commercial transactions between the U.S. and Mexico that could adversely affect our business, financial condition, and results of operations.
Equipment failures or extensive damage to our facilities, including as might occur as a result of natural disasters, could lead to production, delivery, or service curtailments or shutdowns, loss of revenue or higher expenses. We operate a substantial amount of equipment at our production facilities, several of which are situated in tornado and hurricane zones and on navigable waterways in the U.S. An interruption in production capabilities or maintenance and repair capabilities at our facilities, as a result of equipment failure or acts of nature, including non-navigation orders resulting from excessive or low-water conditions issued from time to time by the U.S. Army Corps of Engineers on one or more U.S. rivers that serve our facilities, could reduce or prevent our production, delivery, service, or repair of our products and increase our costs and expenses. A halt of production at any of our manufacturing facilities could severely affect delivery times to our customers. While we maintain emergency response and business recovery plans that are intended to allow us to recover from natural disasters that could disrupt our business, we cannot provide assurances that our plans would fully protect us from the effects of all such disasters. In addition, insurance may not adequately compensate us for any losses incurred as a result of natural or other disasters, which may adversely affect our financial condition. Any significant delay in deliveries not otherwise contractually mitigated by favorable force majeure provisions could result in cancellation of all or a portion of our orders, cause us to lose future sales, and negatively affect our reputation and our results of operations.
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
Violations of or changes in the regulatory requirements applicable to the industries in which we operate may increase our operating costs. Our railcar manufacturing and leasing businesses are regulated by multiple governmental regulatory agencies such as the USEPA; TC; the USDOT and the administrative agencies it oversees, including the FRA, the PHMSA, and the Research and Special Programs Administration; and industry authorities such as the AAR. All such agencies and authorities promulgate rules, regulations, specifications, and operating standards affecting railcar design, configuration, and mechanics; maintenance, and rail-related safety standards for railroad equipment, tracks, and operations, including the packaging and transportation of hazardous, flammable, explosive, and toxic materials.
Revised regulations implemented in 2015 pertaining to the transportation of flammable materials by rail remain in effect. These regulatory changes materially impact: the rail industry as a whole; railroad operations; older and newer tank railcars that met or exceeded prior regulatory requirements and standards; future tank railcar specifications; and market decisions relative to capital investment in rail products.
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
Our Construction Products Group is subject to regulation by the USDOT; the FHWA; and various state highway departments and administrative agencies. These organizations, with participation from AASHTO, establish certain standards, specifications, and product testing and test performance criteria related to the manufacture of our highway products.

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
Some of our customers place orders for our products (i) in reliance on their ability to utilize tax benefits or tax credits such as accelerated depreciation or the production tax credit for renewable energy, or (ii) to utilize federal-aid programs that allow for purchase price reimbursement or other government funding or subsidies, any of which benefits, credits, or programs could be discontinued or allowed to expire without extension thereby reducing demand for certain of our products. There is no assurance that the U.S. government will reauthorize, modify, or otherwise not allow the expiration of such tax benefits, tax credits, subsidies, or federal-aid programs that may include funding of the purchase or purchase price reimbursement of certain of our products. In instances where such benefits, credits, subsidies, or programs are allowed to expire or are otherwise modified or discontinued, the demand for our products could decrease, thereby creating the potential for a material adverse effect on our financial condition or results of operations.
We may be required to reduce the value of our long-lived assets and/or goodwill, which would weaken our financial results. We periodically evaluate for potential impairment the carrying values of our long-lived assets to be held and used. The carrying value of a long-lived asset to be held and used is considered impaired when the carrying value is not recoverable through undiscounted future cash flows and the fair value of the asset is less than the carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced commensurate with the estimated cost to dispose of the assets. In addition, goodwill is required to be tested for impairment annually or on an interim basis whenever events or circumstances change indicating that the carrying amount of the goodwill might be impaired. Impairment losses related to reductions in the value of our long-lived assets or our goodwill could weaken our financial condition and results of operations.
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
Railcars as a significant mode of transporting freight could decline, experience a shift in types of modal transportation, and/or certain railcar types could become obsolete. As the freight transportation markets we serve continue to evolve, the use of railcars may decline in favor of other more economic transportation modalities or the number of railcars needed to transport current or an increasing volume of goods may decline. Features and functionality specific to certain railcar types could result in those railcars becoming obsolete as customer requirements for freight delivery change or as regulatory mandates are promulgated that affect railcar design, configuration, and manufacture.
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
In response to an emerging scientific and political consensus, legislation and new rules to regulate emission of GHGs has been introduced in numerous state legislatures, the U.S. Congress, and by the USEPA. Some of these proposals would require industries to meet stringent new standards that may require substantial reductions in carbon emissions. While Trinity cannot assess the direct impact of these or other potential regulations, it does recognize that new climate change protocols could affect demand for its products and/or affect the price of materials, input factors, and manufactured components. Potential opportunities could include greater demand for structural wind towers and certain types of railcars, while potential challenges could include decreased demand for certain types of railcars or other products and higher energy costs. Other adverse consequences of climate change could include an increased frequency of severe weather events and rising sea levels that could affect operations at our manufacturing facilities, the price of insuring company assets, or other unforeseen disruptions of the Company’s operations, systems, property, or equipment.

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
Some of our employees belong to labor unions, and strikes or work stoppages could adversely affect our operations. We are a party to collective bargaining agreements with various labor unions at some of our operations in the U.S. and all of our operations in Mexico. Disputes with regard to the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions in the future could result in, among other things, strikes, work stoppages or other slowdowns by the affected workers. We cannot be assured that our relations with our workforce will remain positive or that union organizers will not be successful in future attempts to organize at some of our facilities. If our workers were to engage in a strike, work stoppage or other slowdown, or other employees were to become unionized, or the terms and conditions in future labor agreements were renegotiated, we could experience a significant disruption of our operations and higher ongoing labor costs. In addition, we could face higher labor costs in the future as a result of severance or other charges associated with lay-offs, shutdowns, or reductions in the size and scope of our operations or difficulties of restarting our operations that have been temporarily shuttered.
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
Our inability to produce and disseminate relevant and/or reliable data and information pertaining to our business in an efficient, cost-effective, secure, and well-controlled fashion may have significant negative impacts on confidentiality requirements and obligations and trade secret or other proprietary needs and expectations and, therefore, our future operations, profitability, and competitive position. We rely on information technology infrastructure and architecture, including hardware, network, software, people, and processes to provide useful and confidential information to conduct our business in the ordinary course, including correspondence and commercial data and information interchange with customers, suppliers, legal counsel, governmental agencies, and consultants, and to support assessments and conclusions about future plans and initiatives pertaining to market demands, operating performance, and competitive positioning. In addition, any material failure, interruption of service, compromised data security, or cybersecurity threat could adversely affect our relations with suppliers and customers, place us in violation of confidentiality and data protection laws, rules, and regulations, and result in negative impacts to our market share, operations, and profitability. Security breaches in our information technology could result in theft, destruction, loss, misappropriation, or release of confidential data, trade secret, or other proprietary or intellectual property that could adversely impact our future results.
The Company could potentially fail to successfully integrate new businesses or products into its current business. The Company routinely engages in the search for growth opportunities, including assessment of merger and acquisition prospects in new markets and/or products. Any merger or acquisition into which the Company enters is subject to integration into the Company's businesses and culture. If such integration is unsuccessful to any material degree, such lack of success could result in unexpected claims or otherwise have a material adverse effect on our business, operations, or financial condition.
The use of social and other digital media (including websites, blogs and newsletters) to disseminate false, misleading and/or unreliable or inaccurate data and information about our Company could create unwarranted volatility in our stock price and losses to our stockholders and could adversely affect our reputation, products, business, and operating results. The number of people relying on social and other digital media to receive news, data, and information is increasing. Social and other digital media can be used by anyone to publish data and information without regard for factual accuracy. The use of social and other digital media to publish inaccurate, offensive, and disparaging data and information coupled with the increasingly frequent use of strong language and hostile expression, may influence the public’s inability to distinguish between what is true and what is false and could obstruct an effective and timely response to correct inaccuracies or falsifications. Such use of social and other digital media could result in unexpected and unsubstantiated claims concerning the Company in general or our products, our leadership or our reputation among customers and the public at large, thereby making it more difficult for us to compete effectively, and potentially having a material adverse effect on our business, operations, or financial condition.
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
The price for our common stock is subject to volatility which may result in losses to our shareholders. During the two year period ended December 31, 2017, the closing sales price of our stock varied between a high of $37.88 per share and a low of $15.64 per share. Stock price volatility affects the price at which our common stock can be sold and could subject our stockholders to losses. The trading price of our common stock is likely to remain volatile and could fluctuate widely in response to, among other things, the risk factors described in this report and other factors including:

•	actual or anticipated variations in quarterly and annual results or operations;

•	changes in recommendations by securities analysts;

•	changes in composition and perception of the investors who own our stock and other securities;

•	changes in ratings from national rating agencies on publicly or privately owned debt securities;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the industries in which we operate;

•	actual or expected economic conditions that are perceived to affect our Company;

•	perceptions in the marketplace regarding us and/or our competitors;

•	fluctuations in prices of commodities that our customers produce and transport;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors;

•	changes in government regulations and policies and interpretations of those regulations and policies;

•	shareholder activism; and

•	dissemination of false or misleading statements through the use of social and other media to discredit our Company, disparage our products, or to harm our reputation.
Additionally, in the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been initiated. Any such litigation could result in substantial costs and a diversion of management’s attention and resources. We cannot predict the outcome of any such litigation. The initiation of any such litigation or an unfavorable result could have a material adverse effect on our financial condition and results of operations. See Note 18 Commitments and Contingencies of the Notes to the Consolidated Financial Statements for more detailed information on any material pending legal proceedings other than ordinary routine litigation incidental to our business, including the current status of the Company's Highway Products litigation.
Risks Related to the Proposed Spin-Off of our Infrastructure-Related Businesses
Until the distribution occurs, Trinity has the sole discretion to change the terms of the distribution and, whether or not we complete the spin-off, our ongoing businesses may be adversely affected and we may be subject to certain risks and consequences as a result of pursuing the spin-off. Completion of the spin-off will be contingent upon customary closing conditions, including, among other things, finalization of the entity structure of the Infrastructure Company, finalization of the capital structure of the two companies, the effectiveness of appropriate filings with the Securities and Exchange Commission, and final approval from Trinity’s Board of Directors. Until the distribution occurs, Trinity will have the sole and absolute discretion to determine and change the terms of the distribution, including the establishment of the record date and distribution date. In addition, Trinity may decide at any time not to proceed with the spin-off. Additionally, whether or not the spin-off is completed, Trinity's businesses may be adversely affected and may be subject to certain risks and consequences as a result of pursuing the spin-off, including, among others, the following:

•
execution of the proposed spin-off will require significant time and attention from our management, which may distract them from the operation of our businesses and the execution of other initiatives that may be beneficial to us;

•
our employees may be distracted and we may experience increased difficulties in attracting, retaining, and motivating them, due to uncertainty about their future roles with each of the separate companies pending the completion of the spin-off;

•	we will be required to pay significant costs and expenses relating to the spin-off, such as legal, accounting, financial advisor and other professional fees, whether or not the spin-off is completed;

•	we may experience negative reactions from the financial markets if we fail to complete the spin-off, including possible declines in our stock price; and

•	if the spin-off is completed, certain key management will be employed by the Infrastructure Company and not Trinity.
Any of these factors could have a material adverse effect on our business, financial condition, results of operations, cash flows, or the price of our common stock.
Uncertainty related to the spin-off may lead customers and other parties with whom we currently do business to terminate or attempt to negotiate changes in existing business relationships, or consider entering into business relationships with other parties. These disruptions could have a material and adverse effect on Trinity or the Infrastructure Company’s businesses, financial condition, results of operations and prospects. The effect of such disruptions could be exacerbated by any delays in the completion of the spin-off.
We may not achieve some or all of the expected benefits of the spin-off, and the spin-off may adversely affect our business. We may not be able to achieve the full strategic and financial benefits expected to result from the spin-off, or such benefits may be delayed or not occur at all. The spin-off is expected to provide the following benefits, among others:

•
allow each company to more effectively pursue its own distinct operating priorities and strategies, and enable the management of both companies to pursue separate opportunities for long-term growth and profitability, and to recruit, retain and motivate employees pursuant to compensation policies which are appropriate for their respective lines of business;

•
permit each company to concentrate its financial resources solely on its own operations, providing greater flexibility to invest capital in its business in a time and manner appropriate for its distinct strategy and business needs; and

•	enable investors to evaluate the merits, performance and future prospects of each company's businesses and to invest in each company separately based on these distinct characteristics.
We may not achieve these and other anticipated benefits for a variety of reasons, including, among others: (a) the spin-off will require significant amounts of management's time and effort, which may divert management's attention from operating and growing our business; (b) following the spin-off, Trinity's stock price may be more susceptible to market fluctuations and other events particular to one or more of Trinity's products than if the Infrastructure Company were still a part of Trinity; and (c) following the spin-off, our operational and financial profile will change such that our diversification of revenue sources will diminish, and our results of operations, cash flows, working capital, and financing requirements may be subject to increased volatility than prior to the spin-off. Additionally, we may experience unanticipated competitive developments, including changes in the conditions of our rail-related and infrastructure related businesses’ respective markets that could negate the expected benefits from the spin-off. In addition, we will incur one-time costs in connection with the spin-off that may exceed our estimates and negate some of the benefits we expect to achieve. If we do not realize some or all of the benefits expected to result from the spin-off, or if such benefits are delayed, the business, financial condition, and results of operations and cash flows of Trinity could be adversely affected.
Either the Infrastructure Company or Trinity may fail to perform under various transaction agreements that will be executed as part of the spin-off. The Infrastructure Company and Trinity will enter into certain agreements, such as a separation and distribution agreement, a transition services agreement, and certain other agreements, which will provide for the performance by each company for the benefit of the other for a period of time after the spin-off. If either company is unable to satisfy its obligations under these agreements, including its indemnification obligations, the other company could incur operational difficulties or losses.
Potential indemnification liabilities to the Infrastructure Company pursuant to the separation and distribution agreement could materially and adversely affect Trinity's business, financial condition, results of operations and cash flows. The separation and distribution agreement, among other things, will provide for indemnification obligations designed to make Trinity financially responsible for certain liabilities that may exist relating to its business activities. If Trinity is required to indemnify the Infrastructure Company under the circumstances set forth in the separation and distribution agreement, Trinity may be subject to substantial liabilities.
In connection with the spin-off, the Infrastructure Company will indemnify Trinity for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure Trinity against the full amount of such liabilities, or that the Infrastructure Company's ability to satisfy its indemnification obligation will not be impaired in the future. The Infrastructure

Company will agree to indemnify Trinity for certain liabilities. However, third parties could also seek to hold Trinity responsible for liabilities that the Infrastructure Company has agreed to assume, and there can be no assurance that the indemnity from the Infrastructure Company will be sufficient to protect Trinity against the full amount of such liabilities, or that the Infrastructure Company will be able to fully satisfy its indemnification obligations. In addition, the Infrastructure Company's insurers may attempt to deny coverage to Trinity for liabilities associated with certain occurrences of indemnified liabilities prior to the spin-off.
If the proposed spin-off of our infrastructure-related businesses is completed, the trading price of our common stock will decline. We expect the trading price of our common stock immediately following the spin-off to be lower than immediately preceding the spin-off, as the trading price of our common stock will no longer reflect the value of our infrastructure-related businesses.
Following the spin-off, the value of your common stock in: (a) Trinity and (b) the Infrastructure Company may collectively trade at an aggregate price less than what Trinity's common stock might trade at had the spin-off not occurred. The common stock of: (a) Trinity and (b) the Infrastructure Company that you may hold following the spin-off may collectively trade at a value less than the price at which Trinity’s common stock might have traded had the spin-off not occurred. Reasons for this potential difference include the future performance of either Trinity or the Infrastructure Company as separate, independent companies, and the future stockholder base and market for Trinity’s common stock and those of the Infrastructure Company and the prices at which these shares individually trade.
If the distribution of shares of the Infrastructure Company, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, Trinity stockholders and Trinity could be subject to significant tax liability. In connection with the distribution of shares in the Infrastructure Company, we intend to obtain a private letter ruling from the IRS (the "IRS Ruling") and opinions from tax advisors (the "Tax Opinions"), in each case substantially to the effect that, among other things, the distribution of shares in the Infrastructure Company, together with certain related transactions, will qualify as tax-free for U.S. federal income tax purposes under Sections 368(a)(1)(D) and 355 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The IRS Ruling and the Tax Opinions will rely on certain facts, assumptions, representations, and undertakings from Trinity and the Infrastructure Company, including those regarding the past and future conduct of the companies' respective businesses and other matters. Notwithstanding the IRS Ruling and the Tax Opinions, the IRS could determine that the distribution or any such related transaction is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or that the distribution should be taxable for other reasons, including if the IRS were to disagree with the conclusions in the Tax Opinions that are not covered by the IRS Ruling.
If the distribution is determined to be taxable for U.S. federal income tax purposes, a stockholder of Trinity that has received shares of the Infrastructure Company common stock in the distribution would be treated as having received a distribution of property in an amount equal to the fair value of such Infrastructure Company shares on the distribution date and could incur significant income tax liabilities. Such distribution would be taxable to such stockholder as a dividend to the extent of Trinity's current and accumulated earnings and profits. Any amount that exceeded Trinity's earnings and profits would be treated first as a non-taxable return of capital to the extent of such stockholder’s tax basis in its shares of Trinity stock, with any remaining amount being taxed as capital gain. Trinity would recognize a taxable gain in an amount equal to the excess, if any, of the fair market value of the shares of the Infrastructure Company common stock held by Trinity on the distribution date over Trinity's tax basis in such shares. In addition, if certain related transactions fail to qualify for tax-free treatment under federal, state and local tax law and/or foreign tax law, Trinity could incur significant tax liabilities under U.S. federal, state, local and/or foreign tax law.
The spin-off and related internal restructuring transactions may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements. The spin-off could be challenged under various state and federal fraudulent conveyance laws. Fraudulent conveyances or transfers are generally defined to include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized, or unable to pay its debts as they become due. An unpaid creditor or an entity acting on behalf of a creditor (including, without limitation, a trustee or debtor-in-possession in a bankruptcy by us or the Infrastructure Company or any of our respective subsidiaries) may bring a lawsuit alleging that the spin-off or any of the related transactions constituted a constructive fraudulent conveyance. If a court accepts these allegations, it could impose a number of remedies, including, without limitation, voiding the distribution and returning the Infrastructure Company’s assets or the Infrastructure Company’s shares and subject us to liability.
The distribution of the Infrastructure Company common stock is also subject to state corporate distribution statutes. Under the Delaware General Corporation Law ("DGCL"), a corporation may only pay dividends to its stockholders either (i) out of its surplus (net assets minus capital) or (ii) if there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Although Trinity intends to make the distribution of the Infrastructure Company common stock entirely out of surplus, Trinity cannot ensure that a court would reach the same conclusion in determining the availability of funds for the separation and the distribution to our stockholders.

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

	Approximate Square Feet*		Approximate Square Feet Located In*
	Owned	Leased	US	Mexico	Canada
Rail Group	5,763,300	131,600	3,860,400	2,034,500	—
Construction Products Group	1,311,200	94,700	1,374,800	31,100	—
Inland Barge Group	632,300	81,000	713,300	—	—
Energy Equipment Group	2,290,300	539,400	1,828,300	931,000	70,400
Corporate Offices	231,200	16,400	227,400	20,200	—
	10,228,300	863,100	8,004,200	3,016,800	70,400
* excludes non-operating facilities
Our estimated weighted average production capacity utilization for the twelve month period ended December 31, 2017 is reflected by the following percentages:

Production Capacity Utilized*
Rail Group	80%
Construction Products Group	75%
Inland Barge Group	40%
Energy Equipment Group	70%
* excludes non-operating facilities

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the New York Stock Exchange under the ticker symbol “TRN”. The following table shows the closing price range of our common stock by quarter for the years ended December 31, 2017 and 2016.

	Prices
Year Ended December 31, 2017	High	Low
Quarter ended March 31, 2017	$29.19	$25.58
Quarter ended June 30, 2017	28.35	25.49
Quarter ended September 30, 2017	31.90	26.96
Quarter ended December 31, 2017	37.88	31.54

Year Ended December 31, 2016	High	Low
Quarter ended March 31, 2016	$24.32	$15.64
Quarter ended June 30, 2016	19.93	16.73
Quarter ended September 30, 2016	25.05	18.71
Quarter ended December 31, 2016	29.24	21.01
Our transfer agent and registrar as of December 31, 2017 was American Stock Transfer & Trust Company.
Holders
At December 31, 2017, we had 1,897 record holders of common stock. The par value of the common stock is $0.01 per share.
Dividends
Trinity has paid 215 consecutive quarterly dividends. Quarterly dividends declared by Trinity for the years ended December 31, 2017 and 2016 are as follows:

	Year Ended December 31,
	2017	2016
Quarter ended March 31,	$0.11	$0.11
Quarter ended June 30,	0.13	0.11
Quarter ended September 30,	0.13	0.11
Quarter ended December 31,	0.13	0.11
Total	$0.50	$0.44
Recent Sales of Unregistered Securities
On October 2, 2017, in connection with the Company’s acquisition of the assets of a lightweight aggregate business, the Company issued an aggregate of 459,603 shares of its common stock valued at $14.7 million to a privately-held entity. These shares were issued in a transaction not involving a public offering in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act of 1933 (“Securities Act”). The party to whom the shares were issued represented that it was an “accredited investor,” as defined by Regulation D promulgated under Section 4(a)(2) of the Securities Act, and that it was acquiring the shares for its own account and not for the purpose of distribution. No underwriters or placement agents were involved in connection with such issuance of common stock.

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
The following graph compares the Company's cumulative total stockholder return (assuming reinvestment of dividends) during the five-year period ended December 31, 2017 with an overall stock market index (New York Stock Exchange Composite Index) and the Company's peer group index (Dow Jones US Commercial Vehicles & Trucks Index). The data in the graph assumes $100 was invested on December 31, 2012.

	2012	2013	2014	2015	2016	2017
Trinity Industries, Inc.	100	154	160	139	165	226
Dow Jones US Commercial Vehicles & Trucks Index	100	120	124	94	135	199
New York Stock Exchange Composite Index	100	126	135	130	145	173

Issuer Purchases of Equity Securities N EED
This table provides information with respect to purchases by the Company of shares of its common stock during the quarter ended December 31, 2017:

Period	Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2017 through October 31, 2017	4,512	$34.14	—	$163,034,477
November 1, 2017 through November 30, 2017	1,368	$32.29	—	$163,034,477
December 1, 2017 through December 31, 2017	887,319	$37.31	883,200	$130,081,171
Total	893,199	$37.28	883,200	$130,081,171
(1) These columns include the following transactions during the three months ended December 31, 2017: (i) the surrender to the Company of 9,353 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, (ii) the purchase of 646 shares of common stock by the Trustee for assets held in a non-qualified employee profit-sharing plan trust, and (iii) the purchase of 883,200 shares of common stock on the open market as part of the stock repurchase program.
(2) In December 2017, the Company’s Board of Directors authorized a new $500 million share repurchase program effective January 1, 2018 through December 31, 2019. The new program replaced the previous program which expired on December 31, 2017. Under the previous program, 883,200 shares were repurchased during the three months ended December 31, 2017. Certain shares of stock repurchased during December 2017, totaling $6.0 million, were cash settled in January 2018 in accordance with normal settlement practices.The approximate dollar value of shares that were eligible to be repurchased under such share repurchase program is shown as of the end of such month or quarter.

Item 6. Selected Financial Data.
The following financial information for the five years ended December 31, 2017 has been derived from our audited consolidated financial statements. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere herein.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in millions, except percent and per share data)
Statement of Operations Data:
Revenues	$3,662.8	$4,588.3	$6,392.7	$6,170.0	$4,365.3
Operating profit	549.1	742.2	1,438.9	1,251.0	772.9
Income from continuing operations before income taxes	372.0	566.8	1,252.0	1,064.1	590.5
Provision (benefit) for income taxes	(341.6)	202.1	426.0	354.8	204.4
Income from continuing operations	713.6	364.7	826.0	709.3	386.1
Gain on sale of discontinued operations, net of provision for income taxes of $-, $-, $-, $-, and $5.4	—	—	—	—	7.1
Loss from discontinued operations, net of benefit for income taxes of $-, $-, $-, $-, and $0.8	—	—	—	—	(0.8)
Net income	$713.6	$364.7	$826.0	$709.3	$392.4
Net income attributable to Trinity Industries, Inc.	$702.5	$343.6	$796.5	$678.2	$375.5
Net income attributable to Trinity Industries, Inc. per common share:
Basic:
Continuing operations	$4.62	$2.25	$5.14	$4.35	$2.34
Discontinued operations	—	—	—	—	0.04
	$4.62	$2.25	$5.14	$4.35	$2.38
Diluted:
Continuing operations	$4.52	$2.25	$5.08	$4.19	$2.34
Discontinued operations	—	—	—	—	0.04
	$4.52	$2.25	$5.08	$4.19	$2.38
Weighted average number of shares outstanding:
Basic	148.6	148.4	150.2	151.0	152.8
Diluted	152.0	148.6	152.2	156.7	152.9
Dividends declared per common share	$0.500	$0.440	$0.430	$0.375	$0.270

Balance Sheet Data:
Total assets	$9,543.2	$9,125.3	$8,885.9	$8,695.3	$7,274.5
Debt - recourse	$866.8	$850.6	$836.7	$823.6	$416.5
Debt - non-recourse	$2,375.6	$2,206.0	$2,358.7	$2,690.9	$2,534.4
Stockholders' equity	$4,858.0	$4,311.1	$4,048.7	$3,397.4	$2,749.1
Ratio of total debt to total capital	40.0%	41.5%	44.1%	50.8%	51.8%
Book value per share	$32.21	$28.34	$26.50	$21.83	$17.75
The Tax Cuts and Jobs Act (the "Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings. As of December 31, 2017, we have completed an initial assessment of the tax effects of enactment of the Act, and have made a reasonable estimate of the effects on our existing deferred tax balances. We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to impact future tax returns. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts resulting in adjustments in future periods in 2018. The impact of the Act may differ from our estimate due to changes in the regulations, rulings, guidance, and interpretations issued by the IRS and the Financial Accounting Standards Board ("FASB") as well as interpretations and assumptions made by the Company. For the items for which we were able to determine a reasonable estimate, we recognized a provisional net benefit of $476.2 million or $3.06 per common diluted share for the year ended December 31, 2017, which is included as a component of income tax expense.

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
Company Overview
Trinity Industries, Inc., headquartered in Dallas, Texas, is a diversified industrial company that owns complementary market-leading businesses providing products and services to the energy, chemical, agriculture, transportation, and construction sectors, among others. We operate in five distinct business groups that we report on a segment basis: the Rail Group, Construction Products Group, Inland Barge Group, Energy Equipment Group, and Railcar Leasing and Management Services Group. We also report the All Other segment which includes the Company's captive insurance and transportation companies; legal, environmental, and maintenance costs associated with non-operating facilities; and other peripheral businesses.
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
We continue to experience below normal demand levels for many of the Company’s products and services. The oversupply of railcars and barges in the North American market has limited new order levels for these businesses. We continue to assess demand for our products and services and take steps to align our manufacturing capacity appropriately.
Executive Summary
The Company’s revenues for 2017 were $3.7 billion, representing a decrease of $0.9 billion or 20.2% over last year. Operating profit for 2017 totaled $549.1 million, representing a decrease of 26.0% over last year. The decrease in both revenues and operating profit for 2017, when compared to the previous year, resulted primarily from lower volumes in our Rail and Inland Barge Groups. Revenues and operating profit in our Construction Products Group declined primarily as a result of lower volumes in our highway products and construction aggregates businesses. Revenues and operating profit generated by our Energy Equipment Group decreased, compared to the previous year, primarily as a result of lower delivery volumes in our wind towers and other product lines partially offset by an increase in revenues from our utility structures business. In our Leasing Group, revenues increased over last year resulting primarily from higher leasing and management revenue. Operating profit in our Leasing Group increased over last year primarily as a result of a higher volume of sales of leased railcars.
Selling, engineering, and administrative expenses increased by 11.6% for the year ended December 31, 2017, when compared to the prior year primarily due to higher performance-related compensation and consulting costs. At December 31, 2017, the Company's headcount, including both production and non-production personnel, had decreased approximately 12% since the end of 2016 primarily due to actions taken to realign our personnel costs with current market conditions.

As of December 31, 2017 and 2016 our backlog of firm orders was as follows:

	December 31, 2017	December 31, 2016
	(in millions)
Rail Group
External Customers	$1,334.7	$2,156.6
Leasing Group	829.5	850.9
	$2,164.2	$3,007.5
Inland Barge Group	$98.2	$120.0
Wind towers	$780.8	$1,148.4
For the twelve months ended December 31, 2017, our rail manufacturing businesses received orders for 12,900 railcars. The change in backlog as of December 31, 2017 compared with our backlog as of December 31, 2016 reflects the value of orders taken, net of cancellations, executory contract change orders and price modifications, and orders delivered during the year. The orders in our backlog from the Leasing Group are fully supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery as customers may alternatively choose to purchase railcars as external sales from the Rail Group. Approximately 65% of our railcar backlog is expected to be delivered during the year ending December 31, 2018 with the remainder to be delivered thereafter into 2021. Substantially all of our Inland Barge backlog is expected to be delivered during the year ending December 31, 2018. Approximately 33% of our structural wind towers backlog is expected to be delivered during the year ending December 31, 2018 with the remainder to be delivered through 2020. The Company does not report backlog from its utility structures business because certain contracts contain partial order cancellation provisions.
Capital expenditures for 2017 were $712.7 million with $608.3 million utilized for net lease fleet additions, net of deferred profit of $92.0 million. Manufacturing and corporate capital expenditures for 2018 are projected to be between $100.0 million and $150.0 million. For 2018, after taking into account deferred profit on new railcar additions and planned modifications to the lease fleet, we anticipate a net investment of approximately $500.0 million in our lease fleet, after taking into account the proceeds from sales of leased railcars.
During the year ended December 31, 2017, 2016, and 2015 the Company received proceeds from the sale of leased railcars as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$99.6	$126.1	$404.9
Railcars owned more than one year at the time of sale	360.7	37.7	514.6
Rail Group	—	8.1	260.5
	$460.3	$171.9	$1,180.0
In May and October 2017, we completed the acquisition of the assets of two lightweight aggregates businesses. In July 2017, we completed the acquisition of the assets of a trench shoring products business. All three acquisitions were in our Construction Products Group.
In May 2017, Trinity Rail Leasing 2017, LLC, a Delaware limited liability company ("TRL 2017") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $302.4 million of promissory notes (the "2017 Promissory Notes") due May 15, 2024, of which $293.6 million was outstanding as of December 31, 2017. The 2017 Promissory Notes are obligations of TRL 2017 and are non-recourse to Trinity. The 2017 Promissory Notes bear interest at Libor plus a margin for an all-in interest rate of 3.00% as of December 31, 2017, payable monthly. The 2017 Promissory Notes are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL 2017.
In August 2017, TRIP Master Funding issued $237.9 million in aggregate principle amount of Series 2017-1 Secured Railcar Equipment Notes pursuant to the Master Indenture between TRIP Master Funding and Wilmington Trust Company, as indenture trustee, with a final maturity date of August 2047. The proceeds from the issuance were used primarily to retire the TRIP Master Funding Secured Railcar Equipment Notes Class A-1a and Class A-1b notes as well as the TRIP Master Funding Series 2014-1 Secured Railcar Equipment Notes Class A-1 notes in full. The TRIP Master Funding Series 2017-1 Secured Railcar Equipment Notes consist of two classes with the Class A-1 notes bearing interest at 2.71% and the Class A-2 notes bearing interest at 3.74%. The TRIP Master Funding Series 2017-1 Secured Railcar Equipment Notes are non-recourse to Trinity, TILC, TRIP Holdings, and the other equity investors in TRIP Holdings; and are secured by TRIP Master Funding's portfolio of railcars and operating leases thereon, its cash reserves, and all other assets owned by TRIP Master Funding. As of December 31, 2017, there were $97.3 million and $134.9 million of Class A-1 and Class A-2 notes outstanding, respectively.

In May 2017, the Company declared an increase in its quarterly dividend from $0.11 to $0.13 per share, reflecting an 18% increase.
In December 2017, the Company’s Board of Directors authorized a new $500 million share repurchase program effective January 1, 2018 through December 31, 2019. The new program replaced the previous program which expired on December 31, 2017. Under the previous program, 2,825,400 shares were repurchased during the year ended December 31, 2017, at a cost of $85.4 million. Certain shares of stock repurchased during December 2017, totaling $6.0 million, were cash settled in January 2018 in accordance with normal settlement practices.
In December 2017, the Company announced that its Board of Directors unanimously approved a plan to pursue a spin-off of the Company's infrastructure-related businesses to Trinity stockholders. The separation is planned as a tax-free spin-off transaction to the Company's stockholders for U.S. federal income tax purposes. The transaction is expected to result in two separate public companies: (1) Trinity, the currently existing company, which will be comprised primarily of Trinity’s rail-related businesses and (2) a new infrastructure company, focused on infrastructure-related products and services (the “Infrastructure Company”).
Completion of the spin-off will be subject to, among other things, the effectiveness of appropriate filings with the Securities and Exchange Commission, final approval from the Company's Board of Directors, and other customary conditions. The Company may, at any time and for any reason until the proposed transaction is complete, abandon the separation or modify or change its terms. The separation is expected to be completed in the fourth quarter of 2018, but there can be no assurance regarding the ultimate timing of the separation or that the separation will ultimately occur. See information in Item 1A "Risk Factors" under the heading "Risks Related to the Proposed Spin-Off of our Infrastructure-Related Businesses" for a description of some of the risks and uncertainties associated with the proposed transaction.
A current summary of the Company's Highway Products litigation is provided in Note 18 of the Notes to the Consolidated Financial Statements.

Results of Operations
Years Ended December 31, 2017, 2016, and 2015
Overall Summary
Revenues

	Year Ended December 31, 2017
	Revenues			Percent Change 2017 versus 2016
	External	Intersegment	Total
	($ in millions)
Rail Group	$1,295.3	$788.5	$2,083.8	(32.3)%
Construction Products Group	498.9	5.7	504.6	(3.6)
Inland Barge Group	157.9	—	157.9	(60.8)
Energy Equipment Group	859.4	115.5	974.9	(3.7)
Railcar Leasing and Management Services Group	842.2	1.0	843.2	2.0
All Other	9.1	88.8	97.9	6.2
Segment Totals before Eliminations	3,662.8	999.5	4,662.3	(21.5)
Eliminations – Lease subsidiary	—	(732.0)	(732.0)
Eliminations – Other	—	(267.5)	(267.5)
Consolidated Total	$3,662.8	$—	$3,662.8	(20.2)

	Year Ended December 31, 2016
	Revenues			Percent Change 2016 versus 2015
	External	Intersegment	Total
	($ in millions)
Rail Group	$2,006.9	$1,070.4	$3,077.3	(31.0)%
Construction Products Group	510.6	12.6	523.2	(1.8)
Inland Barge Group	403.0	0.1	403.1	(38.3)
Energy Equipment Group	834.7	178.0	1,012.7	(9.1)
Railcar Leasing and Management Services Group	824.9	2.1	827.0	(25.1)
All Other	8.2	84.0	92.2	(17.9)
Segment Totals before Eliminations	4,588.3	1,347.2	5,935.5	(25.6)
Eliminations – Lease subsidiary	—	(1,021.9)	(1,021.9)
Eliminations – Other	—	(325.3)	(325.3)
Consolidated Total	$4,588.3	$—	$4,588.3	(28.2)

	Year Ended December 31, 2015
	Revenues
	External	Intersegment	Total
	($ in millions)
Rail Group	$3,236.2	$1,225.6	$4,461.8
Construction Products Group	520.6	12.0	532.6
Inland Barge Group	652.9	—	652.9
Energy Equipment Group	883.6	230.1	1,113.7
Railcar Leasing and Management Services Group	1,091.6	13.2	1,104.8
All Other	7.8	104.5	112.3
Segment Totals before Eliminations	6,392.7	1,585.4	7,978.1
Eliminations – Lease subsidiary	—	(1,164.4)	(1,164.4)
Eliminations – Other	—	(421.0)	(421.0)
Consolidated Total	$6,392.7	$—	$6,392.7
Our revenues for the year ended December 31, 2017, decreased by 20.2% from the previous year primarily as a result of reduced volumes in our Rail and Inland Barge Groups. Revenues from our Construction Products Group decreased for the year ended December 31, 2017 primarily due to lower volumes in the highway products and construction aggregates businesses partially offset by higher volumes in the Group's other businesses as a result of an acquisition. In our Energy Equipment Group, revenues decreased primarily as a result of lower delivery volumes in our wind towers and other product lines partially offset by an increase in revenues from our utility structures business. Revenues from our Leasing Group increased for the year ended December 31, 2017 when compared to the prior year period primarily as a result of growth in the lease fleet and higher asset management fees partially offset by lower sales of leased railcars owned one year or less.

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
Operating Costs
Operating costs are comprised of cost of revenues; selling, engineering, and administrative costs; and gains or losses on property disposals.

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Rail Group	$1,867.7	$2,617.4	$3,530.2
Construction Products Group	438.2	450.6	478.1
Inland Barge Group	151.5	357.8	535.9
Energy Equipment Group	874.0	879.6	962.8
Railcar Leasing and Management Services Group	398.7	466.9	498.6
All Other	117.2	111.1	120.5
Segment Totals before Eliminations and Corporate Expenses	3,847.3	4,883.4	6,126.1
Corporate	167.3	131.0	152.6
Eliminations – Lease subsidiary	(640.0)	(843.7)	(904.8)
Eliminations – Other	(260.9)	(324.6)	(420.1)
Consolidated Total	$3,113.7	$3,846.1	$4,953.8
Operating costs for the year ended December 31, 2017 decreased by 19.0% over the previous year primarily due to lower shipment levels in our Rail and Inland Barge Groups. The reduction in operating costs was partially offset by additional costs associated with aligning our production footprint with demand in several of our business groups. Selling, engineering, and administrative expenses increased for the year ended December 31, 2017, by 11.6% primarily due to higher performance-related compensation and consulting costs.
Operating costs for the year ended December 31, 2016 decreased by 22.4% over the previous year primarily due to lower shipment levels in our Rail and Inland Barge Groups. Operating costs in our Energy Equipment Group decreased over the prior year primarily due to lower volumes in our utility structures and other businesses. Our Construction Products Group experienced lower operating costs over the prior year primarily as a result of improved manufacturing efficiencies in our highway products business and lower volumes in the Group's other businesses including the effects of the 2015 sale of assets of the galvanizing business. Operating costs in our Leasing Group decreased primarily as a result of lower profit from sales of leased railcars partially offset by higher maintenance and compliance costs. Selling, engineering, and administrative expenses decreased for the year ended December 31, 2016, by 14.5% primarily due to lower compensation expenses.

Operating Profit (Loss)

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Rail Group	$216.1	$459.9	$931.6
Construction Products Group	66.4	72.6	54.5
Inland Barge Group	6.4	45.3	117.0
Energy Equipment Group	100.9	133.1	150.9
Railcar Leasing and Management Services Group	444.5	360.1	606.2
All Other	(19.3)	(18.9)	(8.2)
Segment Totals before Eliminations and Corporate Expenses	815.0	1,052.1	1,852.0
Corporate	(167.3)	(131.0)	(152.6)
Eliminations – Lease subsidiary	(92.0)	(178.2)	(259.6)
Eliminations – Other	(6.6)	(0.7)	(0.9)
Consolidated Total	$549.1	$742.2	$1,438.9
Our operating profit for the year ended December 31, 2017 decreased by 26.0% when compared to the prior year period primarily as a result of lower shipment volumes in our Rail and Inland Barge Groups. Operating profit was affected by additional costs associated with aligning our production footprint with demand in several of our business groups. Operating profit in the Construction Products Group decreased for the year ended December 31, 2017 when compared to the prior year primarily due to lower volumes in our highway products and construction aggregates businesses partially offset by higher volumes in the Group's other businesses as a result of an acquisition. Operating profit in our Energy Equipment Group decreased for the year ended December 31, 2017 when compared to the prior year as a result of lower delivery volumes in our wind towers and other product lines partially offset by an increase in revenues from our utility structures business. Operating profit in our Leasing Group increased for the year ended December 31, 2017 over the prior year primarily as a result of a higher volume of sales of leased railcars and higher leasing and management operating profit as a result of growth in the lease fleet, higher management advisory fees, and lower fleet maintenance and compliance expense. Operating profit from sales of leased railcars in our Leasing Group totaled $103.2 million and $47.6 million for the years ended December 31, 2017 and 2016, respectively.
Our operating profit for the year ended December 31, 2016 decreased by 48.4% primarily as a result of lower shipment volumes in our Rail and Inland Barge Groups. Operating profit was affected by additional costs associated with aligning our production footprint with demand in several of our business groups. Operating profit in the Construction Products Group increased when compared to the prior year primarily due to lower selling, engineering and administrative costs; higher volumes in our construction aggregates business; and improved manufacturing efficiencies in our highway products business. These factors were partially offset by lower volumes in the Group's other businesses and property disposition gains in 2015 related to the sale of assets of our galvanizing business in 2015. Operating profit in our Energy Equipment Group decreased when compared to the prior year as lower volumes from our utility structures and other businesses were partially offset by higher volumes in our structural wind towers business. Operating profit in our Leasing Group decreased for the year ended December 31, 2016 over the prior year primarily as a result of lower railcar sales and higher maintenance and compliance costs.
For a further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.
Other Income and Expense. Other income and expense is summarized in the following table:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Interest income	$(10.6)	$(5.4)	$(2.2)
Interest expense	184.0	181.9	194.7
Other, net	3.7	(1.1)	(5.6)
Consolidated Total	$177.1	$175.4	$186.9

Income Taxes. The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate on income before income taxes:

	Year Ended December 31,
	2017	2016	2015
Statutory rate	35.0%	35.0%	35.0%
Effect of Tax Cuts and Jobs Act	(128.0)	—	—
State taxes	1.3	1.4	1.2
Domestic production activities deduction	—	—	(1.4)
Noncontrolling interest in partially-owned subsidiaries	(1.0)	(1.3)	(0.8)
Settlements with tax authorities	(1.1)	(0.1)	—
Equity compensation	0.5	—	—
Changes in valuation allowances and reserves	1.8	0.3	—
Other, net	(0.3)	0.4	—
Effective rate	(91.8)%	35.7%	34.0%
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
The Tax Cuts and Jobs Act (the "Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings. As of December 31, 2017, we have completed an initial assessment of the tax effects of the Act, and have made a reasonable estimate of the effects on our existing deferred tax balances. We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to impact future tax returns. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts resulting in adjustments in future periods in 2018. The impact of the Act may differ from our estimate due to changes in the regulations, rulings, guidance, and interpretations issued by the IRS and the FASB as well as interpretations and assumptions made by the Company. For the items for which we were able to determine a reasonable estimate, we recognized a provisional net benefit of $476.2 million for the year ended December 31, 2017, which is included as a component of income tax expense.
Income (loss) before income taxes for the years ended December 31, 2017, 2016, and 2015 was $376.1 million, $573.1 million, and $1,241.1 million, respectively, for U.S. operations, and $(4.1) million, $(6.3) million, and $10.9 million, respectively, for foreign operations, principally Mexico and Canada. The Company provides deferred income taxes on the unrepatriated earnings of its foreign operations where it results in a deferred tax liability.
At December 31, 2017, the Company had $18.9 million of federal consolidated net operating loss carryforwards and $7.8 million of tax-effected state loss carryforwards remaining. The federal net operating loss carryforwards were acquired as part of an acquisition of a company in 2010 and are subject to limitations on the amount that can be utilized in any one tax year. The federal net operating loss carryforwards are due to expire in 2028 and 2029. We have established a valuation allowance for federal, state, and foreign tax operating losses and credits that we have estimated may not be realizable.
Income tax payments, net of refunds, differ from the current provision primarily based on when estimated tax payments were due as compared to when the related income was earned and taxable. The Company's consolidated income tax position was a net receivable of $25.1 million and $101.1 million from federal, state, and foreign jurisdictions at December 31, 2017 and 2016, respectively. Income tax payments (refunds) during the years ended December 31, 2017, 2016, and 2015 totaled $(77.8) million, $(57.9) million, and $326.8 million, respectively.
See Note 13 of the Notes to the Consolidated Financial Statements for a further discussion of income taxes.

Segment Discussion
Rail Group

	Year Ended December 31,			Percent Change
	2017	2016	2015	2017 versus 2016	2016 versus 2015
	($ in millions)
Revenues:
Railcars	$1,853.1	$2,894.3	$4,301.7	(36.0)%	(32.7)%
Components and maintenance services	230.7	183.0	160.1	26.1	14.3
Total revenues	2,083.8	3,077.3	4,461.8	(32.3)	(31.0)

Operating costs:
Cost of revenues	1,806.6	2,555.0	3,449.4	(29.3)	(25.9)
Selling, engineering, and administrative costs	61.1	63.6	80.8	(3.9)	(21.3)
Property disposition gains	—	(1.2)	—
Operating profit	$216.1	$459.9	$931.6	(53.0)	(50.6)
Operating profit margin	10.4%	14.9%	20.9%
As of December 31, 2017, 2016, and 2015 our Rail Group backlog of railcars was as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
External Customers	$1,334.7	$2,156.6	$3,948.5
Leasing Group	829.5	850.9	1,452.7
Total	$2,164.2	$3,007.5	$5,401.2
The changes in the number of railcars in the Rail Group backlog are as follows:

	Year Ended December 31,
	2017	2016	2015
Beginning balance	29,220	48,885	61,035
Orders received	12,900	7,825	22,145
Shipments	(18,395)	(27,240)	(34,295)
Ending balance(1)	22,585	29,220	48,885
(1)The ending backlog figures for the years ended December 31, 2017 and 2016 reflects the removal of 1,140 and 250 railcars, respectively, that have not been netted against orders. The adjustment for the year ended December 31, 2017 includes 650 railcars that resulted from an order cancellation negotiated and agreed to with a customer in October 2017. The Company received compensation for the cancellation and recorded a cancellation fee during the year ended December 31, 2017.
Revenues decreased for the year ended December 31, 2017 by 32.3% when compared to the prior year with approximately 94% of the decrease in Rail Group revenue resulting from a decrease in unit deliveries with the remainder primarily due to product mix changes. Cost of revenues decreased for the year ended December 31, 2017 by 29.3% when compared with the prior year primarily due to a decrease in unit deliveries.
Revenues decreased for the year ended December 31, 2016 by 31.0% when compared to 2015 with approximately 63% of the decrease in Rail Group revenue resulting from a decrease in unit deliveries with the remainder primarily due to product mix changes. Cost of revenues decreased for the year ended December 31, 2016 by 25.9% when compared with the prior year primarily due to a decrease in unit deliveries.
Unit decreases and lower prices decreased total backlog dollars by 28.0% when comparing December 31, 2017 to the prior year. The average selling price in the backlog at December 31, 2017 was 6.9% lower as compared to the previous year primarily due to pricing and product mix changes. Backlog decreased when comparing 2016 versus 2015 due to unit decreases and lower prices. The average selling price in the backlog at December 31, 2016 was 6.8% lower as compared to the previous year primarily due to product mix changes. Approximately 65% of our railcar backlog is expected to be delivered during the year ending December 31, 2018 with the remainder to be delivered thereafter into 2021. The backlog dedicated to the Leasing Group is supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery as customers may alternatively choose to purchase railcars as external sales from the Rail Group.

For the year ended December 31, 2017, Rail Group revenues included sales to the Leasing Group of $732.0 million with a deferred profit of $92.0 million, representing 7,745 railcars, compared to $1,021.9 million with a deferred profit of $178.2 million, representing 9,385 railcars, in the comparable period in 2016. Results for the year ended December 31, 2015, included sales to the Leasing Group of $1,164.4 million with a deferred profit of $259.6 million, representing 8,760 railcars. Sales to the Leasing Group and related profits are included in the operating results of the Rail Group but are eliminated in consolidation. There were no railcar shipments of leased railcars to third parties during the year ended December 31, 2017. For the years ended December 31, 2016 and 2015, Rail Group revenues included sales of leased railcars to third parties of $8.1 million and $260.5 million, respectively. In 2017, the Leasing Group purchased 42.1% of our railcar production compared to 34.5% in 2016 and 25.5% in 2015.

Construction Products Group

	Year Ended December 31,			Percent Change
	2017	2016	2015	2017 versus 2016	2016 versus 2015
	($ in millions)
Revenues:
Highway products	$245.8	$271.3	$277.9	(9.4)%	(2.4)%
Construction aggregates	204.9	213.4	192.0	(4.0)	11.1
Other	53.9	38.5	62.7	40.0	(38.6)
Total revenues	504.6	523.2	532.6	(3.6)	(1.8)

Operating costs:
Cost of revenues	360.9	378.6	407.4	(4.7)	(7.1)
Selling, engineering, and administrative costs	78.8	73.7	81.0	6.9	(9.0)
Property disposition gains	(1.5)	(1.7)	(10.3)
Operating profit	$66.4	$72.6	$54.5	(8.5)	33.2
Operating profit margin	13.2%	13.9%	10.2%
Revenues and cost of revenues decreased by 3.6% and 4.7%, respectively, for the year ended December 31, 2017, when compared to the same period in 2016. The decreases in revenues and cost of revenues resulted primarily from lower volumes in our highway products and construction aggregates businesses, partially offset by higher volumes in our other businesses, primarily as a result of our trench shoring products acquisition. Selling, engineering, and administrative costs increased by 6.9% for the year ended December 31, 2017 compared to the same period in 2016 primarily due to increased legal and compensation related expenses.
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

Inland Barge Group

	Year Ended December 31,			Percent Change
	2017	2016	2015	2017 versus 2016	2016 versus 2015
	($ in millions)
Revenues	$157.9	$403.1	$652.9	(60.8)%	(38.3)%

Operating costs:
Cost of revenues	140.2	344.3	518.3	(59.3)	(33.6)
Selling, engineering, and administrative costs	11.3	13.5	18.0	(16.3)	(25.0)
Property disposition gains	—	—	(0.4)
Operating profit	$6.4	$45.3	$117.0	(85.9)	(61.3)
Operating profit margin	4.1%	11.2%	17.9%
Revenues and cost of revenues decreased for the year ended December 31, 2017 by 60.8% and 59.3%, respectively, compared to the same period in 2016 primarily from lower barge deliveries. Selling, engineering, and administrative costs decreased for the year ended December 31, 2017 compared to the same period in 2016 due to lower compensation costs.
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
As of December 31, 2017, the backlog for the Inland Barge Group was $98.2 million compared to $120.0 million as of December 31, 2016. Substantially all our Inland Barge backlog is expected to be delivered during the year ending December 31, 2018.

Energy Equipment Group

	Year Ended December 31,			Percent Change
	2017	2016	2015	2017 versus 2016	2016 versus 2015
	($ in millions)
Revenues:
Wind towers and utility structures	$652.1	$641.1	$611.8	1.7%	4.8%
Other	322.8	371.6	501.9	(13.1)	(26.0)
Total revenues	974.9	1,012.7	1,113.7	(3.7)	(9.1)

Operating costs:
Cost of revenues	796.5	806.9	879.8	(1.3)	(8.3)
Selling, engineering, and administrative costs	77.5	72.7	83.0	6.6	(12.4)
Operating profit	$100.9	$133.1	$150.9	(24.2)	(11.8)
Operating profit margin	10.3%	13.1%	13.5%
Revenues for the year ended December 31, 2017 decreased by 3.7% compared to the same period in 2016. Revenues from our wind towers and utility structures product lines increased by 1.7% for the year ended December 31, 2017 driven primarily by improved pricing in our utility structures product line, partially offset by lower shipping volumes and pricing in our wind towers product line. Revenues from other product lines for the year ended December 31, 2017 decreased by 13.1% when compared to 2016 as a result of decreased shipping volumes. Other revenues include results primarily from our storage and distribution containers and tank heads product lines. Cost of revenues decreased by 1.3% for the year ended December 31, 2017 compared to 2016, due to lower volumes in our wind tower and other product lines. Selling, engineering, and administrative costs increased by 6.6% for the year ended December 31, 2017 primarily due to increased bad debt expense related to a single customer and increased compensation related expenses.
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

As of December 31, 2017, the backlog for structural wind towers was $780.8 million compared to $1,148.4 million as of December 31, 2016. Approximately 33% of our structural wind towers backlog is expected to be delivered during the year ending December 31, 2018 with the remainder to be delivered through 2020. The Company does not report backlog from its utility structures business because certain contracts contain partial order cancellation provisions.

Railcar Leasing and Management Services Group

	Year Ended December 31,			Percent Change
	2017	2016	2015	2017 versus 2016	2016 versus 2015
	($ in millions)
Revenues:
Leasing and management	$743.6	$700.9	$699.9	6.1%	0.1%
Sale of railcars owned one year or less at the time of sale	99.6	126.1	404.9
Total revenues	$843.2	$827.0	$1,104.8	2.0	(25.1)

Operating profit:
Leasing and management	$341.3	$312.5	$331.1	9.2	(5.6)
Railcar sales:
Railcars owned one year or less at the time of sale	19.7	34.1	109.0
Railcars owned more than one year at the time of sale	83.5	13.5	166.1
Total operating profit	$444.5	$360.1	$606.2	23.4	(40.6)

Operating profit margin:
Leasing and management	45.9%	44.6%	47.3%
Railcar sales	*	*	*
Total operating profit margin	52.7%	43.5%	54.9%

Selected expense information(1):
Depreciation	$172.3	$156.2	$142.3	10.3	9.8
Maintenance and compliance	$96.4	$104.3	$97.3	(7.6)	7.2
Rent	$39.9	$39.3	$41.6	1.5	(5.5)
Interest	$125.8	$125.2	$138.8	0.5	(9.8)

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
Total revenues increased by 2.0% for the year ended December 31, 2017 compared to 2016 primarily due to growth in leasing and management revenues, partially offset by a lower volume of sales of leased railcars owned one year or less. Leasing and management revenues increased 6.1% due to growth in the lease fleet, higher asset management advisory fees, and a cancellation fee received in October 2017, partially offset by the effect of lower average rental rates.
Total revenues decreased by 25.1% for the year ended December 31, 2016 compared to 2015 primarily due to a lower volume of railcar sales owned one year or less. Leasing and management revenues were substantially unchanged with revenues associated with growth in the lease fleet offset by the effect of lower average rental rates.
During the year ended December 31, 2017, 2016, and 2015 the Leasing Group received proceeds from the sale of leased railcars as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$99.6	$126.1	$404.9
Railcars owned more than one year at the time of sale	360.7	37.7	514.6
Rail Group	—	8.1	260.5
	$460.3	$171.9	$1,180.0

Operating profit increased by 23.4% for the year ended December 31, 2017 compared to 2016 primarily due to a higher volume of sales of leased railcars. Leasing and management operating profit for the year ended December 31, 2017 increased by 9.2% due to growth in the lease fleet, higher management advisory fees, and lower fleet maintenance and compliance expense. See Note 6 of the Notes to the Consolidated Financial Statements for a description of lease arrangements with the independent owner trusts.
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
Information regarding the Leasing Group’s lease fleet, managed or owned through its wholly-owned and partially-owned subsidiaries, follows:

	December 31, 2017	December 31, 2016	December 31, 2015
Number of railcars:
Wholly-owned	63,915	60,440	52,030
Partially-owned	24,675	24,670	24,735
	88,590	85,110	76,765
Managed (third-party owned)	25,460	18,730	18,045
	114,050	103,840	94,810

Company-owned railcars:
Average age in years	8.7	8.2	8.1
Average remaining lease term in years	3.4	3.5	3.2
Fleet utilization	96.8%	97.6%	97.7%

All Other

	Year Ended December 31,			Percent Change
	2017	2016	2015	2017 versus 2016	2016 versus 2015
	($ in millions)
Revenues	$97.9	$92.2	$112.3	6.2%	(17.9)%

Operating costs:
Cost of revenues	109.8	103.1	114.0	6.5	(9.6)
Selling, engineering, and administrative costs	8.4	7.5	8.5	12.0	(11.8)
Property disposition (gains)/losses	(1.0)	0.5	(2.0)
Operating loss	$(19.3)	$(18.9)	$(8.2)
Revenues and cost of revenues increased for the year ended December 31, 2017 compared to 2016 primarily due to an increase in services provided by our facilities maintenance operations.
Revenues decreased for the year ended December 31, 2016 compared to 2015 primarily due to a decrease in internal shipments from our transportation company. Cost of revenues decreased for the year ended December 31, 2016 compared to 2015 primarily as a result of lower costs from our transportation company partially offset by higher costs related to non-operating facilities.

Corporate

	Year Ended December 31,			Percent Change
	2017	2016	2015	2017 versus 2016	2016 versus 2015
	($ in millions)
Operating costs	$167.3	$131.0	$152.6	27.7%	(14.2)%
The increase in operating costs for the year ended December 31, 2017 compared to 2016 is primarily due to higher consulting and professional fees including costs related to the Company's proposed spin-off totaling $14.2 million and higher litigation-related expenses and performance-related compensation costs.
The decrease in operating costs for the year ended December 31, 2016 compared to 2015 is primarily due to lower compensation and legal and litigation-related expenses.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for each of the last three years:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Total cash provided by (required by):
Operating activities	$761.6	$1,090.2	$939.7
Investing activities	(472.7)	(1,022.7)	(511.3)
Financing activities	(73.7)	(290.1)	(530.3)
Net increase (decrease) in cash and cash equivalents	$215.2	$(222.6)	$(101.9)
2017 compared with 2016
Operating Activities. Net cash provided by operating activities for the year ended December 31, 2017 was $761.6 million compared to net cash provided by operating activities of $1,090.2 million for the year ended December 31, 2016. Cash flow provided by operating activities decreased primarily due to operating profit.
Receivables at December 31, 2017 decreased by $88.1 million or 18.3% from December 31, 2016 primarily due to a lower income tax receivable. Raw materials inventory at December 31, 2017 was substantially unchanged since December 31, 2016 while work in process inventory decreased by $10.5 million or 5.5% primarily in our Rail Group. Finished goods inventory decreased by $8.9 million or 5.1% since December 31, 2016 due to higher inventory balances carried at the previous year end for scheduled shipments in early 2017 in our Energy Equipment Group. Accounts payable increased by $19.3 million, while accrued liabilities increased by $13.8 million from December 31, 2016 primarily due to higher compensation accruals. We continually review reserves related to collectibility as well as the adequacy of lower of cost or net realizable value with regard to accounts receivable and inventory.
Investing Activities. Net cash required by investing activities for the year ended December 31, 2017 was $472.7 million compared to $1,022.7 million for the year ended December 31, 2016. Capital expenditures for the year ended December 31, 2017 were $712.7 million, which included $688.2 million for investment in the lease fleet less $79.9 million for the cost of sold lease fleet railcars owned one year or less. This compares to $933.4 million of capital expenditures for the same period last year, which included $891.1 million for additions to the lease fleet less $92.0 million for the cost of sold lease fleet railcars owned one year or less. Proceeds from the sale of property, plant, and equipment and other assets totaled $372.0 million for the year ended December 31, 2017, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $360.7 million. This compares to $53.7 million for the same period in 2016, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $37.7 million. Full-year manufacturing/corporate capital expenditures for 2018 are projected to range between $100.0 million and $150.0 million. For 2018, after taking into account deferred profit on new railcar additions and planned modifications to the lease fleet, we anticipate a net investment of approximately $500.0 million in our lease fleet, after taking into account the proceeds from sales of leased railcars. Short-term marketable securities increased by $84.8 million for the year ended December 31, 2017. Net cash required related to acquisitions amounted to $47.5 million for the year ended December 31, 2017. There was no divestiture activity for the year ended December 31, 2017. There was no acquisition or divestiture activity for the year ended December 31, 2016.
Financing Activities. Net cash required by financing activities during the year ended December 31, 2017 was $73.7 million compared to $290.1 million of net cash required by financing activities for the same period in 2016. During the year ended

December 31, 2017, we borrowed $534.1 million, net of debt issuance costs, primarily from the issuance by TRL 2017 of promissory notes and the issuance by TRIP Master Funding of secured railcar equipment notes. Additionally we retired $375.4 million in debt, primarily consisting of previously-issued TRIP Master Funding secured railcar equipment notes. During the year ended December 31, 2016, we retired $162.5 million in debt as scheduled. Additionally, we repurchased shares of the Company’s stock under a share repurchase program as described further below. We intend to use our cash and committed credit facilities to fund the operations, expansions, and growth initiatives of the Company. Additionally, we may use our cash and committed credit facilities to retire or repurchase the Company's outstanding debt prior to its stated maturity or repurchase shares of its common stock.
2016 compared with 2015
Operating Activities. Net cash provided by operating activities for the year ended December 31, 2016 was $1,090.2 million compared to net cash provided by operating activities of $939.7 million for the same period in 2015. Cash flow provided by operating activities increased primarily due to a higher decrease in inventories and a lower decrease in accrued liabilities for the year ended December 31, 2016 when compared to the prior year as well as a higher provision for deferred taxes and lower net gains on railcar lease fleet sales, partially offset by lower net income for the year ended December 31, 2016.
Receivables at December 31, 2016 increased by $16.0 million or 3.4% from December 31, 2015 primarily due to a higher income tax receivable. Raw materials inventory at December 31, 2016 decreased by $176.1 million or 36.8% since December 31, 2015 primarily attributable to lower levels in our Rail Group from lower production volumes and improved inventory management. At December 31, 2016, work in process inventory decreased by $33.3 million or 14.9% primarily in our Rail Group while finished goods inventory decreased by $67.9 million or 28.1% since December 31, 2015 due to higher inventory balances carried at the previous year end for scheduled shipments in early 2016 in our Rail and Energy Equipment Groups. Accounts payable decreased by $60.7 million as a result of lower inventory levels, while accrued liabilities decreased by $104.9 million from December 31, 2015 due to lower compensation accruals.
Investing Activities. Net cash required by investing activities for the year ended December 31, 2016 was $1,022.7 million compared to $511.3 million for the year ended December 31, 2015. Capital expenditures for the year ended December 31, 2016 were $933.4 million, which included $891.1 million for investment in the lease fleet less $92.0 million for the cost of sold lease fleet railcars owned one year or less. This compares to $1,029.8 million of capital expenditures for the same period in 2015, which included $1,129.7 million for additions to the lease fleet less $295.9 million for the cost of sold lease fleet railcars owned one year or less. Proceeds from the sale of property, plant, and equipment and other assets totaled $53.7 million for the year ended December 31, 2016, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $37.7 million. This compares to $522.8 million for the year ended December 31, 2015, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $514.6 million. Short-term marketable securities for the year ended December 31, 2016, increased $149.8 million. There was no acquisition or divestiture activity for the year ended December 31, 2016. Net cash required related to acquisitions amounted to $46.2 million for the year ended December 31, 2015 while proceeds from business divestitures totaled $51.3 million.
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
Other Investing and Financing Activities
During the year ended December 31, 2017, 2016, and 2015 the Company received proceeds from the sale of leased railcars as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$99.6	$126.1	$404.9
Railcars owned more than one year at the time of sale	360.7	37.7	514.6
Rail Group	—	8.1	260.5
	$460.3	$171.9	$1,180.0
The $1.0 billion TILC warehouse loan facility, established to finance railcars owned by TILC, had $150.7 million in outstanding borrowings as of December 31, 2017. Under the facility, $849.3 million was unused and available as of December 31, 2017 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation that expires in April 2018 and is secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 3.23% at December 31, 2017. Amounts outstanding at maturity, absent renewal, are payable under the renewed facility in April 2019.
In May 2017, Trinity Rail Leasing 2017, LLC, a Delaware limited liability company ("TRL 2017") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $302.4 million of promissory notes (the "2017 Promissory Notes") due May 15, 2024, of which $293.6 million was outstanding as of December 31, 2017. The 2017 Promissory Notes are obligations of TRL 2017 and are non-recourse to Trinity. The 2017 Promissory Notes bear interest at Libor plus a margin for an all-in interest rate of 3.00% as of December 31, 2017, payable monthly. The 2017 Promissory Notes are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL 2017.
In August 2017, TRIP Master Funding issued $237.9 million in aggregate principle amount of Series 2017-1 Secured Railcar Equipment Notes pursuant to the Master Indenture between TRIP Master Funding and Wilmington Trust Company, as indenture trustee, with a final maturity date of August 2047. The proceeds from the issuance were used primarily to retire the TRIP Master Funding Secured Railcar Equipment Notes Class A-1a and Class A-1b notes as well as the TRIP Master Funding Series 2014-1 Secured Railcar Equipment Notes Class A-1 notes in full. The TRIP Master Funding Series 2017-1 Secured Railcar Equipment Notes consist of two classes with the Class A-1 notes bearing interest at 2.71% and the Class A-2 notes bearing interest at 3.74%. The TRIP Master Funding Series 2017-1 Secured Railcar Equipment Notes are non-recourse to Trinity, TILC, TRIP Holdings, and the other equity investors in TRIP Holdings and are secured by TRIP Master Funding's portfolio of railcars and operating leases thereon, its cash reserves, and all other assets owned by TRIP Master Funding. As of December 31, 2017, there were $97.3 million and $134.9 million of Class A-1 and Class A-2 notes outstanding, respectively.
In May 2017, the Company declared an increase in its quarterly dividend from $0.11 to $0.13 per share, reflecting an 18% increase.
As of December 31, 2017, we had letters of credit issued under our $600 million revolving credit facility in an aggregate principal amount of $78.9 million, leaving $521.1 million available for borrowing. Other than these letters of credit, there were no borrowings under our revolving credit facility as of December 31, 2017, or for the two year period then ended. Borrowings under the credit facility bear interest at a defined index rate plus a margin and are guaranteed by certain 100%-owned subsidiaries of the Company.
In December 2017, the Company’s Board of Directors authorized a new $500 million share repurchase program effective January 1, 2018 through December 31, 2019. The new program replaced the previous program which expired on December 31, 2017. Under the previous program, 2,825,400 shares were repurchased during the year ended December 31, 2017, at a cost of $85.4 million. Certain shares of stock repurchased during December 2017, totaling $6.0 million, were cash settled in January 2018 in accordance with normal settlement practices.
We continue to experience below normal demand levels for many of the Company’s products and services. The oversupply of railcars and barges in the North American market has limited new order levels for these businesses. We continue to assess demand for our products and services and take steps to align our manufacturing capacity appropriately.
Equity Investment
See Note 5 of the Notes to the Consolidated Financial Statements for information about the Company's investment in partially-owned leasing subsidiaries.
Future Operating Requirements
We expect to finance future operating requirements with cash, cash equivalents, and short-term marketable securities; cash flows from operations; and, depending on market conditions, short-term debt, long-term debt, and equity. Debt instruments that the Company has utilized include its revolving credit facility, the TILC warehouse facility, senior notes, convertible subordinated notes, asset-backed securities, and sale-leaseback transactions. As of December 31, 2017, the Company had unrestricted cash, cash equivalents, and short-term marketable securities balances of $1,098.1 million, and $521.1 million available under its revolving credit facility. Under the TILC warehouse facility, $849.3 million was unused and available as of December 31, 2017 based on the amount of warehouse-eligible, unpledged equipment. The Company believes it has access to adequate capital resources to fund operating requirements and is an active participant in the capital markets.
Off Balance Sheet Arrangements
As of December 31, 2017, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $78.9 million, of which $78.6 million is expected to expire in 2018 and the remainder in 2019. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew by their terms each year. See Note 11 of the Notes to the Consolidated Financial Statements for information about our corporate revolving credit facility.

As described further in Note 18 of the Notes to the Consolidated Financial Statements, the Company posted a supersedeas bond in the amount of $686.0 million related to its Highway Products litigation. The Company obtained the supersedeas bond on an unsecured basis for an annual premium of $3.7 million. On January 29, 2018, the Company was released from its obligation to continue to maintain the supersedeas bond. Additionally, at December 31, 2017 the Company has outstanding surety bonds in the amount of $6.7 million issued to support our operations and, as required under the terms of certain customer agreements, to guarantee our performance.
See Note 6 of the Notes to the Consolidated Financial Statements for information about off balance sheet arrangements with regard to our Leasing Group.
Derivative Instruments
We may use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also may use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. For derivative instruments designated as hedges, the Company formally documents the relationship between the derivative instrument and the hedged item, as well as the risk management objective and strategy for the use of the derivative instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments, or forecasted transactions. At the time a derivative instrument is entered into, and at least quarterly thereafter, the Company assesses whether the derivative instrument is effective in offsetting the changes in fair value or cash flows of the hedged item. Any change in fair value resulting in ineffectiveness, as defined by accounting standards issued by the FASB, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in accumulated other comprehensive loss ("AOCL") as a separate component of stockholders' equity and reclassified into earnings in the period during which the hedged transaction affects earnings. Trinity monitors its derivative positions and the credit ratings of its counterparties and does not anticipate losses due to counterparties' non-performance. See Note 3 of the Notes to the Consolidated Financial Statements for discussion of how the Company valued its commodity hedges and interest rate swaps at December 31, 2017.
Interest rate hedges

			Included in accompanying balance sheet at December 31, 2017
	Notional Amount	Interest Rate(1)	Asset	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(0.4)	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$4.0	$5.4
TRIP Master Funding secured railcar equipment notes	$34.8	2.62%	$—	$0.3	$0.5
Open hedge:
2017 promissory notes	$176.1	3.00%	$1.6	$0.8	$—

(1)	Weighted average fixed interest rate, except for 2017 promissory notes. Interest rate cap for 2017 promissory notes.

	Effect on interest expense-increase/(decrease)
	Year Ended December 31,			Expected effect during next twelve months(1)
	2017	2016	2015
	(in millions)
2006 secured railcar equipment notes	$(0.3)	$(0.4)	$(0.3)	$(0.1)
Promissory notes	$—	$—	$6.5	$—
TRIP Holdings warehouse loan	$4.5	$4.8	$4.9	$2.2
TRIP Master Funding secured railcar equipment notes	$0.4	$0.9	$1.3	$0.2
(1) Based on the fair value of open hedges as of December 31, 2017
During 2005 and 2006, we entered into interest rate swap derivatives in anticipation of issuing our 2006 Secured Railcar Equipment Notes. These derivative instruments, with a notional amount of $200.0 million, were settled in 2006 and fixed the interest rate on a portion of the related debt issuance. These derivative instrument transactions are being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in AOCL through the date the related debt issuance closed in 2006. The balance is being amortized over the term of the related debt. The effect on interest expense is due to amortization of the AOCL balance.
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
Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $2.2 million of additional interest expense expected to be recognized during the twelve months following December 31, 2017.
In July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with an initial notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The TRIP Master Funding interest rate hedge was terminated in August 2017 in connection with the refinancing of the related indebtedness. The effect on interest expense is primarily a result of monthly interest settlements. The balance included in AOCL at the date the hedge was terminated is being amortized over the life of the terminated hedge with $0.2 million of additional interest expense expected to be recognized during the twelve months following December 31, 2017.
In May 2017, TRL 2017 purchased an interest rate cap derivative, which qualified as a cash flow hedge, to limit the Libor component of the interest rate on the 2017 promissory notes to a maximum rate of 3%. The effect on interest expense is primarily the result of amortization of the cost of the derivative and is not expected to be significant during the next twelve months.
See Note 11 of the Notes to the Consolidated Financial Statements regarding the related debt instruments.
Other Derivatives
Natural gas and diesel fuel
We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet as of December 31, 2017 for these instruments was not significant. The effect of these hedges was to increase cost of revenues for the years ended December 31, 2017 and 2015 by $0.1 million and $1.1 million, respectively, and to decrease cost of revenues for the year ended December 31, 2016 by $0.4 million.
Stock-Based Compensation
We have a stock-based compensation plan covering our employees and our Board of Directors. See Note 16 of the Notes to the Consolidated Financial Statements.

Employee Retirement Plans
As disclosed in Note 14 of the Notes to the Consolidated Financial Statements, the projected benefit obligations of the employee retirement plans exceeded the plans' assets by $2.0 million and $17.1 million as of December 31, 2017 and 2016, respectively. The change was primarily due to a higher return on assets partially offset by a decrease in the obligation discount rate assumption. We continue to sponsor an employee savings plan under the existing 401(k) plan that covers substantially all employees and includes both a company matching contribution and an annual retirement contribution of up to 3% each of eligible compensation based on our performance, as well as a Supplemental Profit Sharing Plan. Both the annual retirement contribution and the company matching contribution are discretionary, requiring board approval, and made annually with the investment of the funds directed by the participants. Finally the Company contributes to a multiemployer defined benefit pension plan under the terms of a collective-bargaining agreement that covers certain union-represented employees at one of our facilities.
Employer contributions for the year ending December 31, 2018 are expected to be $18.4 million for the defined benefit plans compared to $2.5 million contributed during 2017. Employer contributions to the 401(k) plans and the Supplemental Profit Sharing Plan for the year ending December 31, 2018 are expected to be $15.2 million compared to $15.5 million contributed during 2017. Employer contributions for the year ending December 31, 2018 are expected to be $2.0 million for the multiemployer plan compared to $1.9 million contributed during 2017.
Contractual Obligation and Commercial Commitments
As of December 31, 2017, we had the following contractual obligations and commercial commitments:

		Payments Due by Period
Contractual Obligations and Commercial Commitments	Total	1 Year or Less	2-3 Years	4-5 Years	After 5 Years
	(in millions)
Debt and capital lease obligations(1):
Debt:
Parent and wholly-owned subsidiaries, excluding unamortized debt discount	$1,885.8	$63.5	$272.2	$158.0	$1,392.1
Partially-owned subsidiaries	1,365.3	42.9	97.9	120.5	1,104.0
Capital lease obligations	28.3	28.3	—	—	—
Interest	620.4	140.2	232.8	187.2	60.2
	3,899.8	274.9	602.9	465.7	2,556.3

Operating leases:
Leasing Group	278.4	41.2	72.1	65.5	99.6
Other	28.9	10.5	12.5	2.9	3.0
Obligations for purchase of goods and services(2)	724.0	661.5	43.1	19.4	—
Other	5.2	4.7	0.3	0.2	—
Total	$4,936.3	$992.8	$730.9	$553.7	$2,658.9
(1) Includes interest on the Company's Convertible Subordinated Notes through June 1, 2018. See Note 11 of the Notes to the Consolidated Financial Statements.
(2) Includes $602.8 million in purchase obligations for raw materials and components primarily by the Rail and Energy Equipment Groups.
As of December 31, 2017 and 2016, we had $12.4 million and $37.1 million, respectively, of tax liabilities, including interest and penalties, related to uncertain tax positions. Because of the high degree of uncertainty regarding the timing of future cash outflows associated with these liabilities, we are unable to estimate the years in which settlement will occur with the respective taxing authorities. See Note 13 of the Notes to the Consolidated Financial Statements.
As further discussed in Note 6 of the Notes to the Consolidated Financial Statements, the Leasing Group leases railcars from certain independent owner Trusts under operating leases with an option to purchase the railcars at a predetermined fixed price in 2019. At December 31, 2017, operating lease obligations to the Trusts totaled $228.1 million. In January 2018, the Leasing Group provided the Trusts with an irrevocable twelve-month notice of intent to exercise their option to purchase all of the Trusts' railcars for $223.6 million.

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
Inventory
We state our inventories at the lower of cost or net realizable value in accordance with Accounting Standard Update 2015-11 ("ASU 2015-11") which became effective for public companies during interim and annual reporting periods beginning after December 15, 2016. The adoption of this standard had no impact on any periods presented herein. Our policy related to excess and obsolete inventory requires an analysis of inventory at the business unit level on a quarterly basis and the recording of any required adjustments. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. It is possible that changes in required inventory reserves may occur in the future due to then current market conditions.
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
Goodwill
Goodwill is required to be tested for impairment annually, or on an interim basis, whenever events or circumstances change, indicating that the carrying amount of the goodwill might be impaired. The quantitative goodwill impairment test is a two-step process with step one requiring the comparison of the reporting unit's estimated fair value with the carrying amount of its net assets. If necessary, step two of the impairment test determines the amount of goodwill impairment to be recorded when the reporting unit's recorded net assets exceed its fair value. Impairment is assessed at the “reporting unit” level by applying a fair value-based test for each unit with recorded goodwill. The estimates and judgments that most significantly affect the fair value calculations are assumptions, consisting of level three inputs, related to revenue and operating profit growth, discount rates and exit multiples. Based on the Company's annual goodwill impairment test, performed at the reporting unit level as of December 31, 2017, the Company concluded that no impairment charges were determined to be necessary and that none of the reporting units evaluated was at risk of failing the first step of the goodwill impairment test. A reporting unit is considered to be at risk if its estimated fair value does not exceed the carrying value of its net assets by 10% or more. See Note 1 of the Notes to the Consolidated Financial Statements for further explanation.
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
At December 31, 2017, the Company had $18.9 million of federal consolidated net operating loss carryforwards and $7.8 million of tax-effected state loss carryforwards remaining. The federal net operating loss carryforwards were acquired as part of an acquisition of a company in 2010 and are subject to limitations on the amount that can be utilized in any one tax year. The federal net operating loss carryforwards are due to expire in 2028 and 2029. We have established a valuation allowance for federal, state, and foreign tax operating losses and credits that we have estimated may not be realizable. We believe it is more likely than not that we will be able to generate sufficient future taxable income to utilize the remaining deferred tax assets.
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
The Tax Cuts and Jobs Act (the "Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings. As of December 31, 2017, we have completed an initial assessment of the tax effects of the Act, and have made a reasonable estimate of the effects on our existing deferred tax balances. We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to impact future tax returns. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts resulting in adjustments in future periods in 2018. The impact of the Act may differ from our estimate due to changes in the regulations, rulings, guidance, and interpretations issued by the IRS and the Financial Accounting Standards Board ("FASB") as well as interpretations and assumptions made by the Company. For the items for which we were able to determine a reasonable estimate, we recognized a provisional net benefit of $476.2 million for the year ended December 31, 2017, which is included as a component of income tax expense.

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
Pension assumptions are reviewed annually by outside actuaries and the Company's management. These actuarial assumptions are summarized in the following table:

	Year Ended December 31,
	2017	2016	2015
Assumptions used to determine benefit obligations at the annual measurement date were:
Obligation discount rate	3.79%	4.34%	4.79%
Compensation increase rate	4.00%	4.00%	4.00%
Assumptions used to determine net periodic benefit costs were:
Obligation discount rate	4.34%	4.79%	4.33%
Long-term rate of return on plan assets	6.25%	6.50%	7.00%
Compensation increase rate	4.00%	4.00%	4.00%
The obligation discount rate assumption is determined by deriving a single discount rate from a theoretical settlement portfolio of high quality corporate bonds sufficient to provide for the plans' projected benefit payments. The expected long-term rate of return on plan assets is an assumption reflecting the anticipated weighted average rate of earnings on the portfolio over the long-term. To arrive at this rate, estimates were developed based upon the anticipated performance of the plans' assets. The effect of a change in either of these assumptions on the net retirement cost for the year ended December 31, 2017 and on the projected benefit obligations at December 31, 2017 is summarized as follows:

	Effect on Net Retirement Cost for the Year Ended December 31, 2017	Effect on Projected Benefit Obligations at December 31, 2017
Assumptions:	Increase/(decrease) (in millions)
Obligation discount rate:
Increase of 50 basis points	$(0.6)	$(29.7)
Decrease of 50 basis points	$0.6	$33.0
Long-term rate of return on plan assets:
Increase of 50 basis points	$(2.2)	$—
Decrease of 50 basis points	$2.2	$—

Recent Accounting Pronouncements
See Note 1 of the Notes to the Consolidated Financial Statements for information about recent accounting pronouncements.

Forward-Looking Statements
This annual report on Form 10-K (or statements otherwise made by the Company or on the Company’s behalf from time to time in other reports, filings with the Securities and Exchange Commission (“SEC”), news releases, conferences, World Wide Web postings or otherwise) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements contained herein that are not historical facts are forward-looking statements and involve risks and uncertainties. These forward-looking statements include expectations, beliefs, plans, objectives, future financial performances, estimates, projections, goals, and forecasts. Trinity uses the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “forecasts,” “may,” “will,” “should,” and similar expressions to identify these forward-looking statements, including whether or not the spin-off occurs. Potential factors, which could cause our actual results of operations to differ materially from those in the forward-looking statements include, among others:

•	market conditions and customer demand for our business products and services;

•	the cyclical nature of the industries in which we compete;

•	variations in weather in areas where our construction products are sold, used, or installed;

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

•	the use of social or digital media to disseminate false, misleading and/or unreliable or inaccurate information;

•	the inability to sufficiently protect our intellectual property rights;

•	if the proposed spin-off transaction is not completed;

•	if the Company does not realize some or all of the benefits expected to result from the spin-off, or if such benefits are delayed;

•	the Company's ongoing businesses may be adversely affected and subject to certain risks and consequences as a result of pursuing the spin-off transaction;

•	if the proposed spin-off transaction is completed, the trading price of the Company's common stock will decline as it will no longer reflect the value of the infrastructure-related businesses;

•
if the distribution of shares of the Infrastructure Company, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, the Company's stockholders and the Company could be subject to significant tax liability; and

•	if the spin-off transaction does not comply with state and federal fraudulent conveyance laws and legal dividend requirements.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Our earnings could be affected by changes in interest rates due to the impact those changes have on our variable rate debt obligations, which represented 13.5% of our total debt as of December 31, 2017. If interest rates average one percentage point more in fiscal year 2018 than they did during 2017, our interest expense would increase by $2.7 million, after considering the effects of interest rate hedges. In comparison, at December 31, 2016, we estimated that if interest rates averaged one percentage point more in fiscal year 2017 than they did during 2016, our interest expense would increase by $2.2 million. The impact of an increase in interest rates was determined based on the impact of the hypothetical change in interest rates and scheduled principal payments on our variable-rate debt obligations as of December 31, 2017 and 2016. A one percentage point increase in the interest rate yield would decrease the fair value of the fixed rate debt by approximately $197.3 million. A one percentage point decrease in the interest rate yield would increase the fair value of the fixed rate debt by approximately $222.1 million.
Trinity uses derivative instruments to mitigate the impact of increases in natural gas and diesel fuel prices. Existing hedge transactions as of December 31, 2017 are based on the New York Mercantile Exchange for natural gas and heating oil. Hedge transactions are settled with the counterparty in cash. The effect of these transactions on the consolidated balance sheets was an asset of $0.3 million at December 31, 2016 and was not significant at December 31, 2017. The effect on the consolidated statement of operations for the year ended December 31, 2017 was an operating expense of $0.1 million, and for the year ended December 31, 2016 was an operating income of $0.4 million. Based on hedge positions at December 31, 2017 we estimate that a hypothetical 10% increase in the price of these commodities would increase the asset and the related operating income by $0.1 million. Similarly, a hypothetical 10% decrease in the price of these commodities would decrease the asset and the related operating income by $0.1 million.
In addition, we are subject to market risk related to our net investments in our foreign subsidiaries. The net investment in foreign subsidiaries as of December 31, 2017 was $248.1 million. The impact of such market risk exposures as a result of foreign exchange rate fluctuations has not been material to us. See Note 12 of the Notes to the Consolidated Financial Statements.

Item 8. Financial Statements

Trinity Industries, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Trinity Industries, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Trinity Industries, Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP
We have served as the Company's auditor since 1958.
Dallas, Texas
February 22, 2018

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2017	2016	2015
	(in millions, except per share amounts)
Revenues:
Manufacturing	$2,820.6	$3,763.4	$5,301.1
Leasing	842.2	824.9	1,091.6
	3,662.8	4,588.3	6,392.7
Operating costs:
Cost of revenues:
Manufacturing	2,313.2	3,019.6	4,043.9
Leasing	432.3	436.5	612.3
	2,745.5	3,456.1	4,656.2
Selling, engineering, and administrative expenses:
Manufacturing	237.0	231.0	271.4
Leasing	50.5	45.4	52.4
Other	167.3	131.0	152.6
	454.8	407.4	476.4
Gains on disposition of property:
Net gains on railcar lease fleet sales owned more than one year at the time of sale	83.5	13.5	166.1
Other	3.1	3.9	12.7
	86.6	17.4	178.8
Total operating profit	549.1	742.2	1,438.9
Other (income) expense:
Interest income	(10.6)	(5.4)	(2.2)
Interest expense	184.0	181.9	194.7
Other, net	3.7	(1.1)	(5.6)
	177.1	175.4	186.9
Income before income taxes	372.0	566.8	1,252.0
Provision (benefit) for income taxes:
Current	(4.2)	(119.3)	309.4
Deferred	(337.4)	321.4	116.6
	(341.6)	202.1	426.0
Net income	713.6	364.7	826.0
Net income attributable to noncontrolling interest	11.1	21.1	29.5
Net income attributable to Trinity Industries, Inc.	$702.5	$343.6	$796.5

Net income attributable to Trinity Industries, Inc. per common share:
Basic	$4.62	$2.25	$5.14
Diluted	$4.52	$2.25	$5.08
Weighted average number of shares outstanding:
Basic	148.6	148.4	150.2
Diluted	152.0	148.6	152.2
Dividends declared per common share	$0.50	$0.44	$0.43
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Net income	$713.6	$364.7	$826.0
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized losses arising during the period, net of tax benefit of $0.2, $-, and $0.2	(0.9)	(0.3)	(0.7)
Reclassification adjustments for losses included in net income, net of tax benefit of $0.7, $0.7, and $3.4	3.9	4.6	9.0
Currency translation adjustment	1.3	0.8	(6.0)
Defined benefit plans:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $1.6, $(2.0), and $(3.4)	3.6	(3.3)	(6.0)
Amortization of net actuarial losses, net of tax expense of $1.5, $1.9, and $1.8	3.4	3.2	3.2
	11.3	5.0	(0.5)
Comprehensive income	724.9	369.7	825.5
Less: comprehensive income attributable to noncontrolling interest	13.7	24.2	32.5
Comprehensive income attributable to Trinity Industries, Inc.	$711.2	$345.5	$793.0
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
	(in millions)
ASSETS
Cash and cash equivalents	$778.6	$563.4
Short-term marketable securities	319.5	234.7
Receivables, net of allowance for doubtful accounts of $28.7 and $11.8	369.7	378.7
Income tax receivable	29.0	102.1
Inventories:
Raw materials and supplies	296.7	302.5
Work in process	179.0	189.5
Finished goods	164.9	173.8
	640.6	665.8
Restricted cash, including partially-owned subsidiaries of $62.9 and $78.4	195.2	178.2
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $1,985.9 and $1,979.8	8,385.2	7,981.0
Less accumulated depreciation, including partially-owned subsidiaries of $418.0 and $364.9	(2,250.5)	(2,014.2)
	6,134.7	5,966.8
Goodwill	780.3	754.1
Other assets	295.6	281.5
	$9,543.2	$9,125.3
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$175.4	$156.1
Accrued liabilities	440.0	426.1
Debt:
Recourse, net of unamortized discount of $8.5 and $27.1	866.8	850.6
Non-recourse:
Wholly-owned subsidiaries	1,024.8	840.0
Partially-owned subsidiaries	1,350.8	1,366.0
	3,242.4	3,056.6
Deferred income	20.5	23.5
Deferred income taxes	743.2	1,072.9
Other liabilities	63.7	79.0
	4,685.2	4,814.2
Stockholders’ equity:
Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – shares authorized at December 31, 2017 - 400.0; at December 31, 2016 - 400.0; shares issued and outstanding at December 31, 2017 – 150.9; at December 31, 2016 – 152.2	1.6	1.6
Capital in excess of par value	482.5	534.6
Retained earnings	4,123.4	3,497.3
Accumulated other comprehensive loss	(104.8)	(113.5)
Treasury stock – shares at December 31, 2017 – 0.1; at December 31, 2016 – 0.1	(1.6)	(1.5)
	4,501.1	3,918.5
Noncontrolling interest	356.9	392.6
	4,858.0	4,311.1
	$9,543.2	$9,125.3
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Operating activities:
Net income	$713.6	$364.7	$826.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	295.4	283.0	266.4
Stock-based compensation expense	31.1	41.3	61.1
Excess tax benefits from stock-based compensation	—	(1.0)	(13.3)
Provision (benefit) for deferred income taxes	(337.4)	321.4	116.6
Net gains on railcar lease fleet sales owned more than one year at the time of sale	(83.5)	(13.5)	(166.1)
Gains on disposition of property and other assets	(3.1)	(3.9)	(12.7)
Non-cash interest expense	31.8	28.5	30.1
Other	(1.2)	(3.4)	(2.5)
Changes in assets and liabilities:
(Increase) decrease in receivables	88.1	(16.0)	(0.8)
(Increase) decrease in inventories	32.6	273.3	128.5
(Increase) decrease in restricted cash	—	—	(9.4)
(Increase) decrease in other assets	(21.1)	18.6	(40.9)
Increase (decrease) in accounts payable	19.3	(60.7)	(78.6)
Increase (decrease) in accrued liabilities	13.8	(104.9)	(169.6)
Increase (decrease) in other liabilities	(17.8)	(37.2)	4.9
Net cash provided by operating activities	761.6	1,090.2	939.7
Investing activities:
(Increase) decrease in short-term marketable securities	(84.8)	(149.8)	(9.9)
Proceeds from railcar lease fleet sales owned more than one year at the time of sale	360.7	37.7	514.6
Proceeds from disposition of property and other assets	11.3	16.0	8.2
Capital expenditures – leasing, net of sold lease fleet railcars owned one year or less with a net cost of $79.9, $92.0, and $295.9	(608.3)	(799.1)	(833.8)
Capital expenditures – manufacturing and other	(104.4)	(134.3)	(196.0)
Acquisitions, net of cash acquired	(47.5)	—	(46.2)
Divestitures	—	—	51.3
Other	0.3	6.8	0.5
Net cash required by investing activities	(472.7)	(1,022.7)	(511.3)
Financing activities:
Proceeds from issuance of common stock, net	—	—	0.3
Excess tax benefits from stock-based compensation	—	1.0	13.3
Payments to retire debt	(375.4)	(162.5)	(587.2)
Proceeds from issuance of debt	534.1	—	242.4
(Increase) decrease in restricted cash	(17.0)	17.6	48.3
Shares repurchased	(79.4)	(34.7)	(115.0)
Dividends paid to common shareholders	(72.6)	(66.7)	(64.9)
Purchase of shares to satisfy employee tax on vested stock	(14.4)	(16.3)	(27.5)
Distributions to noncontrolling interest	(48.7)	(26.4)	(39.2)
Other	(0.3)	(2.1)	(0.8)
Net cash required by financing activities	(73.7)	(290.1)	(530.3)
Net increase (decrease) in cash and cash equivalents	215.2	(222.6)	(101.9)
Cash and cash equivalents at beginning of period	563.4	786.0	887.9
Cash and cash equivalents at end of period	$778.6	$563.4	$786.0
Interest paid for the years ended December 31, 2017, 2016, and 2015 was $151.2 million, $151.0 million, and $164.3 million, respectively. Income tax payments (refunds) for the years ended December 31, 2017, 2016, and 2015 were $(77.8) million, $(57.9) million, and $326.8 million, respectively.
Non-cash investing activity: The Company issued 459,603 shares of its common stock valued at $14.7 million in connection with a 2017 acquisition. See Note 2 Acquisitions and Divestitures.
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity

	Common Stock					Treasury Stock
	Shares	$0.01 Par Value	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Shares	Amount	Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	(in millions, except par value)
Balances at December 31, 2014	155.7	$155.7	$463.2	$2,489.9	$(111.9)	(0.1)	$(1.0)	$2,995.9	$401.5	$3,397.4
Net income	—	—	—	796.5	—	—	—	796.5	29.5	826.0
Other comprehensive income (loss)	—	—	—	—	(3.5)	—	—	(3.5)	3.0	(0.5)
Cash dividends on common stock	—	—	—	(66.1)	—	—	—	(66.1)	—	(66.1)
Restricted shares, net	2.1	—	64.4	—	—	(1.1)	(30.8)	33.6	—	33.6
Shares repurchased	—	—	—	—	—	(3.9)	(115.0)	(115.0)	—	(115.0)
Stock options exercised	0.1	—	0.4	—	—	—	—	0.4	—	0.4
Excess tax benefits from stock-based compensation	—	—	12.1	—	—	—	—	12.1	—	12.1
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(39.2)	(39.2)
Retirement of treasury stock	(5.0)	—	(145.8)	—	—	5.0	145.8	—	—	—
Change in par value of common stock	—	(154.2)	154.2	—	—	—	—	—	—	—
Balances at December 31, 2015	152.9	$1.5	$548.5	$3,220.3	$(115.4)	(0.1)	$(1.0)	$3,653.9	$394.8	$4,048.7
Net income	—	—	—	343.6	—	—	—	343.6	21.1	364.7
Other comprehensive income	—	—	—	—	1.9	—	—	1.9	3.1	5.0
Cash dividends on common stock	—	—	—	(66.6)	—	—	—	(66.6)	—	(66.6)
Restricted shares, net	2.6	0.1	46.2	—	—	(1.2)	(21.3)	25.0	—	25.0
Shares repurchased	—	—	—	—	—	(2.1)	(34.7)	(34.7)	—	(34.7)
Excess net tax deficiency from stock-based compensation	—	—	(4.5)	—	—	—	—	(4.5)	—	(4.5)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(26.4)	(26.4)
Retirement of treasury stock	(3.3)	—	(56.0)	—	—	3.3	56.0	—	—	—
Other	—	—	0.4	—	—	—	(0.5)	(0.1)	—	(0.1)
Balances at December 31, 2016	152.2	$1.6	$534.6	$3,497.3	$(113.5)	(0.1)	$(1.5)	$3,918.5	$392.6	$4,311.1
Net income	—	—	—	702.5	—	—	—	702.5	11.1	713.6
Other comprehensive income	—	—	—	—	8.7	—	—	8.7	2.6	11.3
Cash dividends on common stock	—	—	—	(75.8)	—	—	—	(75.8)	—	(75.8)
Restricted shares, net	1.7	—	35.2	—	—	(0.7)	(18.5)	16.7	—	16.7
Shares repurchased	—	—	—	—	—	(2.8)	(85.4)	(85.4)	—	(85.4)
Stock options exercised	—	—	0.2	—	—	—	—	0.2	—	0.2
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(48.7)	(48.7)
Retirement of treasury stock	(3.5)	—	(103.8)	—	—	3.5	103.8	—	—	—
Shares issued for acquisition	0.5	—	14.7	—	—	—	—	14.7	—	14.7
Other	—	—	1.6	(0.6)	—	—	—	1.0	(0.7)	0.3
Balances at December 31, 2017	150.9	$1.6	$482.5	$4,123.4	$(104.8)	(0.1)	$(1.6)	$4,501.1	$356.9	$4,858.0
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
Stockholders' Equity
In December 2017, the Company’s Board of Directors authorized a new $500 million share repurchase program effective January 1, 2018 through December 31, 2019. The new program replaced the previous program which expired on December 31, 2017. Under the previous program, 2,825,400 shares were repurchased during the year ended December 31, 2017, at a cost of $85.4 million. Certain shares of stock repurchased during December 2017, totaling $6.0 million, were cash settled in January 2018 in accordance with normal settlement practices. During the year ended December 31, 2016, the Company repurchased 2,070,600 shares at a cost of $34.7 million.
In May 2015, the Company's stockholders approved amendments to the Company's Certificate of Incorporation increasing the number of authorized shares of common stock from 200 million to 400 million and reducing the par value of the Company's common stock to $0.01 per share from $1.00 per share.
Revenue Recognition
Revenues for contracts providing for a large number of units and few deliveries are recorded as the individual units are produced, inspected, and accepted by the customer as the risk of loss passes to the customer upon delivery acceptance on these contracts. Revenues for certain customer-requested “bill and hold” arrangements, primarily in the Energy Equipment Group, are recognized when all of the following conditions have been met: the risks of ownership have passed to the customer, the customer has made a fixed commitment to purchase the goods, there is a fixed delivery schedule consistent with the customer’s business purpose, the customer’s goods have been segregated from our inventory and are not available to fill other orders, the goods are complete and ready for shipment, and no additional performance obligations exist for the Company. Revenue from rentals and operating leases, including contracts that contain non-level fixed rental payments, is recognized monthly on a straight-line basis. Revenue is recognized from the sales of railcars from the lease fleet on a gross basis in leasing revenues and cost of revenues if the railcar has been owned for one year or less at the time of sale. Sales of railcars from the lease fleet owned for more than one year are recognized as a net gain or loss from the disposal of a long-term asset. Fees for shipping and handling are recorded as revenue. For all other products, we recognize revenue when products are shipped or services are provided. See Recent Accounting Pronouncements for a discussion of the effects of the Company's adoption of Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers."
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
Inventories
Inventories are valued at the lower of cost or net realizable value in accordance with Accounting Standard Update 2015-11 ("ASU 2015-11") which became effective for public companies during interim and annual reporting periods beginning after December 15, 2016. The adoption of this standard had no impact on any periods presented herein. Cost is determined principally on the first in first out method. Work in process and finished goods include material, labor, and overhead.
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
Long-lived Assets
The Company periodically evaluates the carrying value of long-lived assets to be held and used for potential impairment. The carrying value of long-lived assets to be held and used is considered impaired only when their carrying value is not recoverable through undiscounted future cash flows and the fair value of the assets is less than their carrying value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risks involved or market quotes as available. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced by the estimated cost to dispose of the assets. Based on the Company's evaluations, no impairment charges were determined to be necessary as of December 31, 2017 and 2016.
Goodwill and Intangible Assets
Goodwill is required to be tested for impairment annually, or on an interim basis whenever events or circumstances change, indicating that the carrying amount of the goodwill might be impaired. The quantitative goodwill impairment test is a two-step process with step one requiring the comparison of the reporting unit's estimated fair value with the carrying amount of its net assets. If necessary, step two of the impairment test determines the amount of goodwill impairment to be recorded when the reporting unit's recorded net assets exceed its fair value. Impairment is assessed at the “reporting unit” level by applying a fair value-based test for each unit with recorded goodwill. The estimates and judgments that most significantly affect the fair value calculations are assumptions, consisting of level three inputs, related to revenue and operating profit growth, discount rates and exit multiples. As of December 31, 2017 and 2016, the Company's annual impairment test of goodwill was completed at the reporting unit level and no impairment charges were determined to be necessary.
The net book value of intangible assets totaled $74.8 million and $79.7 million as of December 31, 2017 and 2016, respectively, and included intangible assets with defined useful lives of $38.2 million and $43.1 million, respectively, which are amortized over their estimated useful lives ranging from 1 to 20 years. Intangible assets were evaluated for potential impairment as of December 31, 2017 and 2016.
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
Recent Accounting Pronouncements
On January 1, 2017, the Company adopted Accounting Standards Update 2016-09, “Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting”, ("ASU 2016-09”) which changed how companies account for certain aspects of share-based payments to employees. ASU 2016-09 requires, among other things, that excess tax benefits or deficiencies related to vested awards, previously recognized in stockholders' equity, be included in income tax expense when the awards vest. The adoption of ASU 2016-09 resulted in an adjustment to retained earnings of $0.6 million, net of tax, as of January 1, 2017 related to the cumulative effect of the standard. For the year ended December 31, 2017, the effect on the provision for income taxes included in the consolidated statement of operations was an additional provision of $1.7 million.
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers," ("ASU 2014-09") providing common revenue recognition guidance for U.S. GAAP. Under ASU 2014-09, an entity recognizes revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires additional detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. ASU 2014-09 became effective for public companies during interim and annual reporting periods beginning after December 15, 2017.
The Company adopted ASU 2014-09 effective January 1, 2018 using the modified retrospective method of adoption. Under this method, the guidance will be applied only to the most current period presented in the financial statements and the cumulative effect of initially applying the standard will result in an adjustment to the opening balance of retained earnings as of the date of adoption. Using both internal and external resources, the Company has substantially completed its evaluation of the requirements of the standard and their application to our various business units. Accordingly, we anticipate a change in the timing of revenue recognition for our wind towers and utility structures product lines within our Energy Equipment Group, no longer recognizing revenue when products are delivered, but under the new guidance, recognizing revenue over time as products are manufactured. The impact of this change is expected to result in a reduction to retained earnings of approximately $3.2 million, net of tax, as of January 1, 2018 . We expect revenue recognition policies related to our other business segments to remain substantially unchanged as a result of adopting ASU 2014-09. Additionally, we do not anticipate significant changes in business processes or systems. The Company is developing additional internal controls over financial reporting to ensure that the requirements of the new standard are satisfied.
In November 2016, the FASB issued Accounting Standards Update No. 2016-18, "Restricted Cash", ("ASU 2016-18") which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance requires a reconciliation of totals in the statement of cash flows to the related cash and cash equivalents and restricted cash captions in the balance sheet. ASU 2016-18 became effective for public companies during interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted. Accordingly, the Company adopted this new standard on January 1, 2018. The effect of adopting this standard is not expected to be significant.
In March 2017, the FASB issued Accounting Standards Update No. 2017-07, “Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU 2017-07”) which changes how companies that sponsor defined benefit pension plans present the related net periodic benefit cost in the income statement. The service cost component of the net periodic benefit cost will continue to be presented in the same income statement line items, however other components of the net periodic benefit cost will be presented as a component of other income and excluded from operating profit. ASU 2017-07 became effective for public companies during interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted. Accordingly, the Company adopted this new standard on January 1, 2018. The effect of adopting this standard is not expected to be significant.
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
In February 2018, the FASB issued Accounting Standards Update No. 2018-02, “Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, (“ASU 2018-02”) which gives entities the option to reclassify from AOCL to retained earnings the stranded tax effects resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017. ASU 2018-02 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. We are continuing to assess the potential effects of the new standard.
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

Note 2. Acquisitions and Divestitures
The Company's acquisition and divestiture activities are summarized below:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Acquisitions:
Purchase price	$63.0	$—	$46.2
Net cash paid	$47.5	$—	$46.2
Goodwill recorded	$25.0	$—	$—

Divestitures:
Proceeds	$—	$—	$51.3
Gain recognized	$—	$—	$8.3
Goodwill charged off	$—	$—	$17.3
In May and October 2017, we completed the acquisition of the assets of two lightweight aggregates businesses, issuing 459,603 shares of stock valued at $14.7 million for the October acquisition. In July 2017, we completed the acquisition of the assets of a trench shoring products business for $42.1 million. All three acquisitions were in our Construction Products Group. As of December 31, 2017, these acquisitions were recorded based on preliminary valuations of the acquired assets and liabilities at their acquisition date fair value using level three inputs. Such assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level. See Note 3 Fair Value Accounting for a discussion of inputs in determining fair value.
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

Note 3. Fair Value Accounting
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents	$113.1	$—	$—	$113.1
Restricted cash	195.2	—	—	195.2
Equity instruments(1)	—	1.3	—	1.3
Interest rate hedge(1)	—	1.6	—	1.6
Total assets	$308.3	$2.9	$—	$311.2

Liabilities:
Interest rate hedge:(2)
Partially-owned subsidiaries	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurement as of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Cash equivalents	$188.7	$—	$—	$188.7
Restricted cash	178.2	—	—	178.2
Equity Instruments(1)	—	3.1	—	3.1
Fuel derivative instruments(1)	—	0.3	—	0.3
Total assets	$366.9	$3.4	$—	$370.3

Liabilities:
Interest rate hedge:(2)
Partially-owned subsidiaries	$—	$0.9	$—	$0.9
Total liabilities	$—	$0.9	$—	$0.9
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

The carrying amounts and estimated fair values of our long-term debt are as follows:

	December 31, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Recourse:
Senior notes	$399.7	$400.3	$399.6	$386.3
Convertible subordinated notes	449.4	715.0	449.4	575.5
Less: unamortized discount	(8.2)		(26.7)
	441.2		422.7
Capital lease obligations	28.3	28.3	32.1	32.1
Other	0.5	0.5	—	—
	869.7	1,144.1	854.4	993.9
Less: unamortized debt issuance costs	(2.9)		(3.8)
	866.8		850.6
Non-recourse:
2006 secured railcar equipment notes	158.5	165.7	194.2	201.5
2009 secured railcar equipment notes	166.2	169.6	172.5	189.9
2010 secured railcar equipment notes	266.9	281.9	280.6	284.3
2017 promissory notes	293.6	293.6	—	—
TILC warehouse facility	150.7	150.7	204.1	204.1
TRL 2012 secured railcar equipment notes	402.8	390.4	425.5	395.6
TRIP Master Funding secured railcar equipment notes	962.5	1,007.6	955.5	960.6
	2,401.2	2,459.5	2,232.4	2,236.0
Less: unamortized debt issuance costs	(25.6)		(26.4)
	2,375.6		2,206.0
Total	$3,242.4	$3,603.6	$3,056.6	$3,229.9
The estimated fair values of our senior notes and convertible subordinated notes were based on a quoted market price in a market with little activity as of December 31, 2017 and 2016 (Level 2 input). The estimated fair values of our 2006, 2009, 2010, and 2012 secured railcar equipment notes and TRIP Rail Master Funding LLC (“TRIP Master Funding”) secured railcar equipment notes are based on our estimate of their fair value as of December 31, 2017 and 2016 using unobservable input values provided by a third party (Level 3 inputs). The carrying value of our Trinity Industries Leasing Company (“TILC”) warehouse facility and 2017 promissory notes approximate fair value because the interest rate adjusts to the market interest rate (Level 3 input). The fair values of all other financial instruments are estimated to approximate carrying value. See Note 11 Debt for a description of the Company's long-term debt.

Note 4. Segment Information
The Company reports operating results in five principal business segments: (1) the Rail Group, which manufactures and sells railcars and related parts, components, and maintenance services; (2) the Construction Products Group, which manufactures and sells highway products and trench shields and shoring products and services for infrastructure-related projects, and produces and sells construction aggregates; (3) the Inland Barge Group, which manufactures and sells barges and related products for inland waterway services; (4) the Energy Equipment Group, which manufactures and sells products for energy-related businesses, including structural wind towers, steel utility structures for electricity transmission and distribution, storage and distribution containers, and tank heads for pressure and non-pressure vessels; and (5) the Railcar Leasing and Management Services Group (“Leasing Group”), which owns and operates a fleet of railcars as well as provides third-party fleet leasing, management, maintenance, and administrative services. The segment All Other includes our captive insurance and transportation companies; legal, environmental, and maintenance costs associated with non-operating facilities; and other peripheral businesses. Gains and losses from the sale of property, plant, and equipment related to manufacturing and dedicated to the specific manufacturing operations of a particular segment are included in the operating profit of that respective segment. Gains and losses from the sale of property, plant, and equipment that can be utilized by multiple segments are included in operating profit of the All Other segment.
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

The financial information for these segments is shown in the tables below. We operate principally in North America.

Year Ended December 31, 2017

	Revenues			Operating Profit (Loss)	Assets	Depreciation & Amortization	Capital Expenditures
	External	Intersegment	Total
	(in millions)
Rail Group	$1,295.3	$788.5	$2,083.8	$216.1	$933.0	$39.4	$9.7
Construction Products Group	498.9	5.7	504.6	66.4	571.8	24.6	55.5
Inland Barge Group	157.9	—	157.9	6.4	111.9	7.3	0.3
Energy Equipment Group	859.4	115.5	974.9	100.9	1,033.5	34.3	28.5
Railcar Leasing and Management Services Group	842.2	1.0	843.2	444.5	6,267.9	172.3	608.3
All Other	9.1	88.8	97.9	(19.3)	115.9	8.0	2.8
Segment Totals before Eliminations and Corporate	3,662.8	999.5	4,662.3	815.0	9,034.0	285.9	705.1
Corporate	—	—	—	(167.3)	1,320.7	9.6	7.6
Eliminations – Lease subsidiary	—	(732.0)	(732.0)	(92.0)	(800.7)	—	—
Eliminations – Other	—	(267.5)	(267.5)	(6.6)	(10.8)	(0.1)	—
Consolidated Total	$3,662.8	$—	$3,662.8	$549.1	$9,543.2	$295.4	$712.7

Year Ended December 31, 2016

	Revenues			Operating Profit (Loss)	Assets	Depreciation & Amortization	Capital Expenditures
	External	Intersegment	Total
	(in millions)
Rail Group	$2,006.9	$1,070.4	$3,077.3	$459.9	$1,014.1	$41.7	$29.2
Construction Products Group	510.6	12.6	523.2	72.6	470.3	23.8	49.9
Inland Barge Group	403.0	0.1	403.1	45.3	120.8	8.4	3.2
Energy Equipment Group	834.7	178.0	1,012.7	133.1	1,035.7	36.6	25.0
Railcar Leasing and Management Services Group	824.9	2.1	827.0	360.1	6,095.7	156.2	799.1
All Other	8.2	84.0	92.2	(18.9)	114.3	7.7	9.0
Segment Totals before Eliminations and Corporate	4,588.3	1,347.2	5,935.5	1,052.1	8,850.9	274.4	915.4
Corporate	—	—	—	(131.0)	1,079.3	8.7	18.0
Eliminations – Lease subsidiary	—	(1,021.9)	(1,021.9)	(178.2)	(798.1)	—	—
Eliminations – Other	—	(325.3)	(325.3)	(0.7)	(6.8)	(0.1)	—
Consolidated Total	$4,588.3	$—	$4,588.3	$742.2	$9,125.3	$283.0	$933.4

Year Ended December 31, 2015

	Revenues			Operating Profit (Loss)	Assets	Depreciation & Amortization	Capital Expenditures
	External	Intersegment	Total
	(in millions)
Rail Group	$3,236.2	$1,225.6	$4,461.8	$931.6	$1,245.3	$38.8	$84.0
Construction Products Group	520.6	12.0	532.6	54.5	445.1	24.1	28.1
Inland Barge Group	652.9	—	652.9	117.0	157.7	10.5	5.8
Energy Equipment Group	883.6	230.1	1,113.7	150.9	1,118.3	38.2	53.5
Railcar Leasing and Management Services Group	1,091.6	13.2	1,104.8	606.2	5,358.2	142.3	833.8
All Other	7.8	104.5	112.3	(8.2)	64.2	4.8	9.8
Segment Totals before Eliminations and Corporate	6,392.7	1,585.4	7,978.1	1,852.0	8,388.8	258.7	1,015.0
Corporate	—	—	—	(152.6)	1,175.6	7.8	14.8
Eliminations – Lease subsidiary	—	(1,164.4)	(1,164.4)	(259.6)	(673.0)	—	—
Eliminations – Other	—	(421.0)	(421.0)	(0.9)	(5.5)	(0.1)	—
Consolidated Total	$6,392.7	$—	$6,392.7	$1,438.9	$8,885.9	$266.4	$1,029.8

Corporate assets are composed of cash and cash equivalents, short-term marketable securities, notes receivable, certain property, plant, and equipment, and other assets. Capital expenditures do not include business acquisitions.
Revenues and operating profit for our Mexico operations for the years ended December 31, 2017, 2016, and 2015 are presented below. Our Canadian operations were not significant in relation to the consolidated financial statements.

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Mexico:
Revenues:
External	$111.5	$118.9	$106.0
Intercompany	151.6	199.0	230.6
	$263.1	$317.9	$336.6

Operating profit	$0.7	$59.0	$77.1
Total assets and long-lived assets for our Mexico operations as of December 31, 2017 and 2016 are presented below:

	Total Assets		Long-Lived Assets
	December 31,
	2017	2016	2017	2016
	(in millions)
Mexico	$287.5	$319.0	$183.2	$195.5

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
At December 31, 2017, the Company's carrying value of its investment in TRIP Holdings and RIV 2013 totaled $195.0 million. The Company's weighted average ownership interest in TRIP Holdings and RIV 2013 is 38% while the remaining 62% weighted average interest is owned by third-party investor-owned funds. The Company's investments in its partially-owned leasing subsidiaries are eliminated in consolidation.
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

Note 6. Railcar Leasing and Management Services Group
Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet leasing, management, maintenance, and administrative services. Selected consolidating financial information for the Leasing Group is as follows:

	December 31, 2017
	Leasing Group
	Wholly- Owned Subsidiaries	Partially- Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash, cash equivalents, and short-term marketable securities	$3.3	$—	$1,094.8	$1,098.1
Property, plant, and equipment, net	$4,140.0	$1,822.7	$972.7	$6,935.4
Net deferred profit on railcars sold to the Leasing Group				(800.7)
Consolidated property, plant, and equipment, net				$6,134.7
Restricted cash	$132.2	$62.9	$0.1	$195.2
Debt:
Recourse	$28.3	$—	$849.9	$878.2
Less: unamortized discount	—	—	(8.5)	(8.5)
Less: unamortized debt issuance costs	—	—	(2.9)	(2.9)
	28.3	—	838.5	866.8
Non-recourse	1,035.9	1,365.3	—	2,401.2
Less: unamortized debt issuance costs	(11.1)	(14.5)	—	(25.6)
	1,024.8	1,350.8	—	2,375.6
Total debt	$1,053.1	$1,350.8	$838.5	$3,242.4
Net deferred tax liabilities	$653.7	$0.8	$69.4	$723.9

	December 31, 2016
	Leasing Group
	Wholly- Owned Subsidiaries	Partially- Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash, cash equivalents, and short-term marketable securities	$7.2	$—	$790.9	$798.1
Property, plant, and equipment, net	$3,923.6	$1,879.6	$961.7	$6,764.9
Net deferred profit on railcars sold to the Leasing Group				(798.1)
Consolidated property, plant, and equipment, net				$5,966.8
Restricted cash	$99.7	$78.4	$0.1	$178.2
Debt:
Recourse	$32.1	$—	$849.4	$881.5
Less: unamortized discount	—	—	(27.1)	(27.1)
Less: unamortized debt issuance costs	(0.1)	—	(3.7)	(3.8)
	32.0	—	818.6	850.6
Non-recourse	851.4	1,381.0	—	2,232.4
Less: unamortized debt issuance costs	(11.4)	(15.0)	—	(26.4)
	840.0	1,366.0	—	2,206.0
Total debt	$872.0	$1,366.0	$818.6	$3,056.6
Net deferred tax liabilities	$956.6	$2.0	$98.4	$1,057.0
Net deferred profit on railcars sold to the Leasing Group consists of intersegment profit that is eliminated in consolidation and is, therefore, not allocated to an operating segment. See Note 5 Partially-Owned Leasing Subsidiaries and Note 11 Debt for a further discussion regarding the Company’s investment in its partially-owned leasing subsidiaries and the related indebtedness. See Note 13 Income Taxes for a discussion of the effects of the Tax Cuts and Jobs Act on net deferred tax liabilities.

	Year Ended December 31,			Percent Change
	2017	2016	2015	2017 versus 2016	2016 versus 2015
	($ in millions)
Revenues:
Leasing and management	$743.6	$700.9	$699.9	6.1%	0.1%
Sale of railcars owned one year or less at the time of sale	99.6	126.1	404.9
Total revenues	$843.2	$827.0	$1,104.8	2.0	(25.1)

Operating profit:
Leasing and management	$341.3	$312.5	$331.1	9.2	(5.6)
Railcar sales:
Railcars owned one year or less at the time of sale	19.7	34.1	109.0
Railcars owned more than one year at the time of sale	83.5	13.5	166.1
Total operating profit	$444.5	$360.1	$606.2	23.4	(40.6)

Operating profit margin:
Leasing and management	45.9%	44.6%	47.3%
Railcar sales	*	*	*
Total operating profit margin	52.7%	43.5%	54.9%

Selected expense information(1):
Depreciation	$172.3	$156.2	$142.3	10.3	9.8
Maintenance and compliance	$96.4	$104.3	$97.3	(7.6)	7.2
Rent	$39.9	$39.3	$41.6	1.5	(5.5)
Interest	$125.8	$125.2	$138.8	0.5	(9.8)
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
During the year ended December 31, 2017, 2016, and 2015 the Company received proceeds from the sale of leased railcars as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$99.6	$126.1	$404.9
Railcars owned more than one year at the time of sale	360.7	37.7	514.6
Rail Group	—	8.1	260.5
	$460.3	$171.9	$1,180.0

Equipment consists primarily of railcars leased to third parties. The Leasing Group purchases equipment manufactured predominantly by the Rail Group and enters into lease contracts with third parties with terms generally ranging between one and twenty years. The Leasing Group primarily enters into operating leases. Future contractual minimum rental revenues on leases are as follows:

	2018	2019	2020	2021	2022	Thereafter	Total
	(in millions)
Future contractual minimum rental revenues	$493.2	$410.1	$329.2	$227.5	$165.4	$315.7	$1,941.1
Debt. Wholly-owned subsidiaries. The Leasing Group’s debt at December 31, 2017 consisted primarily of non-recourse debt. In 2009, the Company entered into capital lease obligations totaling $56.6 million. The capital lease obligations are guaranteed by Trinity Industries, Inc. and certain subsidiaries, and secured by railcar equipment and related leases. As of December 31, 2017, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $1,690.1 million which is pledged as collateral for Leasing Group debt held by those subsidiaries, including equipment with a net book value of $40.7 million securing capital lease obligations. The net book value of unpledged equipment at December 31, 2017 was $2,386.8 million. See Note 11 Debt for the form, maturities, and descriptions of Leasing Group debt.
Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is non-recourse to Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. TRIP Master Funding equipment with a net book value of $1,271.3 million is pledged as collateral for the TRIP Master Funding debt. TRL 2012 equipment with a net book value of $551.4 million is pledged solely as collateral for the TRL 2012 secured railcar equipment notes. See Note 5 Partially-Owned Leasing Subsidiaries for a description of TRIP Holdings and RIV 2013.
Off Balance Sheet Arrangements. In prior years, the Leasing Group completed a series of financing transactions whereby railcars were sold to one or more separate independent owner trusts (the “Trusts”). Each of the Trusts financed the purchase of the railcars with a combination of debt and equity. In each transaction, the equity participant in each of the respective Trusts is considered to be the primary beneficiary of the Trust and therefore, the accounts of the Trusts, including the debt related to each of the Trusts, are not included as part of the consolidated financial statements. The Leasing Group, through wholly-owned, qualified subsidiaries, leased railcars from the Trusts under operating leases with terms of 22 years, and subleased the railcars to independent third-party customers under shorter term operating rental agreements. In February 2015, the Leasing Group purchased all of the railcars of one of the Trusts for $121.1 million, resulting in the termination of the selling trust and the Leasing Group's remaining future operating lease obligations to the selling trust totaling $105.8 million. Under the terms of the operating lease agreements between the subsidiaries and the remaining Trusts, the Leasing Group has the option to purchase, at a predetermined fixed price, certain railcars from the remaining Trusts in 2019. In January 2018, the Leasing Group provided the Trusts with an irrevocable twelve-month notice of intent to exercise their option to purchase all of the Trusts' railcars for $223.6 million.
These Leasing Group subsidiaries had total assets as of December 31, 2017 of $145.3 million, including cash of $54.9 million and railcars of $62.5 million. The subsidiaries' cash, railcars, and an interest in each sublease are pledged to collateralize the lease obligations to the Trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiaries’ lease obligations. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties to be available to Trinity. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future contractual minimum rental revenues related to these leases due to the Leasing Group are as follows:

	2018	2019	2020	2021	2022	Thereafter	Total
	(in millions)
Future operating lease obligations of Trusts’ railcars	$29.2	$28.8	$26.1	$26.1	$24.9	$93.0	$228.1
Future contractual minimum rental revenues of Trusts’ railcars	$38.5	$27.5	$17.7	$12.7	$8.7	$7.8	$112.9
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

Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to operating leases other than leases discussed above are as follows:

	2018	2019	2020	2021	2022	Thereafter	Total
	(in millions)
Future operating lease obligations	$12.0	$9.5	$7.7	$7.6	$6.9	$6.6	$50.3
Future contractual minimum rental revenues	$10.3	$7.7	$4.8	$3.6	$3.2	$1.2	$30.8
Operating lease obligations totaling $5.5 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries.

Note 7. Derivative Instruments
We may use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also may use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. For derivative instruments designated as hedges, the Company formally documents the relationship between the derivative instrument and the hedged item, as well as the risk management objective and strategy for the use of the derivative instrument. This documentation includes linking the derivatives that are designated as fair value or cash flow hedges to specific assets or liabilities on the balance sheet, commitments, or forecasted transactions. At the time a derivative instrument is entered into, and at least quarterly thereafter, the Company assesses whether the derivative instrument is effective in offsetting the changes in fair value or cash flows of the hedged item. Any change in fair value resulting in ineffectiveness, as defined by accounting standards issued by the FASB, is recognized in current period earnings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is recorded in AOCL as a separate component of stockholders' equity and reclassified into earnings in the period during which the hedged transaction affects earnings. Trinity monitors its derivative positions and the credit ratings of its counterparties and does not anticipate losses due to counterparties' non-performance. See Note 3 Fair Value Accounting for discussion of how the Company valued its commodity hedges and interest rate swaps at December 31, 2017.
Interest rate hedges

			Included in accompanying balance sheet at December 31, 2017
	Notional Amount	Interest Rate(1)	Asset	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(0.4)	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$4.0	$5.4
TRIP Master Funding secured railcar equipment notes	$34.8	2.62%	$—	$0.3	$0.5
Open hedge:
2017 promissory notes	$176.1	3.00%	$1.6	$0.8	$—

(1)	Weighted average fixed interest rate, except for 2017 promissory notes. Interest rate cap for 2017 promissory notes.

	Effect on interest expense-increase/(decrease)
	Year Ended December 31,			Expected effect during next twelve months(1)
	2017	2016	2015
	(in millions)
2006 secured railcar equipment notes	$(0.3)	$(0.4)	$(0.3)	$(0.1)
Promissory notes	$—	$—	$6.5	$—
TRIP Holdings warehouse loan	$4.5	$4.8	$4.9	$2.2
TRIP Master Funding secured railcar equipment notes	$0.4	$0.9	$1.3	$0.2
(1) Based on the fair value of open hedges as of December 31, 2017
During 2005 and 2006, we entered into interest rate swap derivatives in anticipation of issuing our 2006 Secured Railcar Equipment Notes. These derivative instruments, with a notional amount of $200.0 million, were settled in 2006 and fixed the interest rate on a portion of the related debt issuance. These derivative instrument transactions are being accounted for as cash flow hedges with changes in the fair value of the instruments of $4.5 million in income recorded in AOCL through the date the related debt issuance closed in 2006. The balance is being amortized over the term of the related debt. The effect on interest expense is due to amortization of the AOCL balance.
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
Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the expected life of the new debt with $2.2 million of additional interest expense expected to be recognized during the twelve months following December 31, 2017.
In July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with an initial notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The TRIP Master Funding interest rate hedge was terminated in August 2017 in connection with the refinancing of the related indebtedness. The effect on interest expense is primarily a result of monthly interest settlements. The balance included in AOCL at the date the hedge was terminated is being amortized over the life of the terminated hedge with $0.2 million of additional interest expense expected to be recognized during the twelve months following December 31, 2017.
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
Other Derivatives
Natural gas and diesel fuel
We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The amount recorded in the consolidated balance sheet as of December 31, 2017 for these instruments was not significant. The effect of these hedges was to increase cost of revenues for the years ended December 31, 2017 and 2015 by $0.1 million and $1.1 million, respectively, and to decrease cost of revenues for the year ended December 31, 2016 by $0.4 million.

Note 8. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of December 31, 2017 and 2016.

	December 31, 2017	December 31, 2016
	(in millions)
Manufacturing/Corporate:
Land	$122.1	$103.3
Buildings and improvements	668.1	642.6
Machinery and other	1,223.6	1,151.1
Construction in progress	32.6	39.1
	2,046.4	1,936.1
Less accumulated depreciation	(1,073.7)	(974.4)
	972.7	961.7
Leasing:
Wholly-owned subsidiaries:
Machinery and other	10.7	10.7
Equipment on lease	4,987.6	4,673.0
	4,998.3	4,683.7
Less accumulated depreciation	(858.3)	(760.1)
	4,140.0	3,923.6
Partially-owned subsidiaries:
Equipment on lease	2,315.5	2,309.4
Less accumulated depreciation	(492.8)	(429.8)
	1,822.7	1,879.6

Deferred profit on railcars sold to the Leasing Group	(974.9)	(948.2)
Less accumulated amortization	174.2	150.1
	(800.7)	(798.1)
	$6,134.7	$5,966.8

We lease certain equipment and facilities under operating leases. Future minimum rent expense on non-Leasing Group leases in each year is (in millions): 2018 - $10.5; 2019 - $7.6; 2020 - $4.9; 2021 - $1.9; 2022 - $1.0; and $3.0 thereafter. See Note 6 Railcar Leasing and Management Services Group for information related to the lease agreements, future operating lease obligations, and future minimum rent expense associated with the Leasing Group.
We did not capitalize any interest expense as part of the construction of facilities and equipment during 2017 or 2016.
We estimate the fair market value of properties no longer in use based on the location and condition of the properties, the fair market value of similar properties in the area, and the Company's experience selling similar properties in the past. As of December 31, 2017, the Company had non-operating plants with a net book value of $71.3 million. Our estimated fair value of these assets exceeds their book value.

Note 9. Goodwill
Goodwill by segment is as follows:

	December 31, 2017	December 31, 2016
	(in millions)
Rail Group	$134.6	$134.6
Construction Products Group	136.0	111.0
Energy Equipment Group	507.9	506.7
Railcar Leasing and Management Services Group	1.8	1.8
	$780.3	$754.1
As of December 31, 2017 and 2016, the Company's annual impairment test of goodwill was completed at the reporting unit level and no impairment charges were determined to be necessary. The increase in the Construction Products Group goodwill as of December 31, 2017 is due to acquisition activities during the twelve months ended December 31, 2017. See Note 2 Acquisitions and Divestitures. Changes in the Energy Equipment Group goodwill during the year ended December 31, 2017 resulted from fluctuations in foreign currency exchange rates.

Note 10. Warranties
The changes in the accruals for warranties for the years ended December 31, 2017, 2016, and 2015 are as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
	(in millions)
Beginning balance	$15.7	$21.5	$17.8
Warranty costs incurred	(8.5)	(9.4)	(7.1)
Warranty originations and revisions	9.0	8.0	17.2
Warranty expirations	(3.5)	(4.4)	(6.4)
Ending balance	$12.7	$15.7	$21.5

Note 11. Debt
The following table summarizes the components of debt as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
	(in millions)
Corporate – Recourse:
Revolving credit facility	$—	$—
Senior notes, net of unamortized discount of $0.3 and $0.4	399.7	399.6
Convertible subordinated notes, net of unamortized discount of $8.2 and $26.7	441.2	422.7
Other	0.5	—
	841.4	822.3
Less: unamortized debt issuance costs	(2.9)	(3.7)
	838.5	818.6
Leasing – Recourse:
Capital lease obligations, net of unamortized debt issuance costs of $- and $0.1	28.3	32.0
Total recourse debt	866.8	850.6

Leasing – Non-recourse:
Wholly-owned subsidiaries:
2006 secured railcar equipment notes	158.5	194.2
2009 secured railcar equipment notes	166.2	172.5
2010 secured railcar equipment notes	266.9	280.6
2017 promissory notes	293.6	—
TILC warehouse facility	150.7	204.1
	1,035.9	851.4
Less: unamortized debt issuance costs	(11.1)	(11.4)
	1,024.8	840.0
Partially-owned subsidiaries:
TRL 2012 secured railcar equipment notes	402.8	425.5
TRIP Master Funding secured railcar equipment notes	962.5	955.5
	1,365.3	1,381.0
Less: unamortized debt issuance costs	(14.5)	(15.0)
	1,350.8	1,366.0
Total non–recourse debt	2,375.6	2,206.0
Total debt	$3,242.4	$3,056.6
Corporate
We have a $600.0 million unsecured corporate revolving credit facility that matures in May 2020. As of December 31, 2017, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $78.9 million, leaving $521.1 million available for borrowing. Other than these letters of credit, there were no borrowings under our revolving credit facility as of December 31, 2017, or for the twelve month period then ended. Of the outstanding letters of credit as of December 31, 2017, a total of $78.6 million is expected to expire in 2018 and the remainder in 2019. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew by their terms each year. Trinity’s revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. As of December 31, 2017, we were in compliance with all such financial covenants. Borrowings under the credit facility bear interest at a defined index rate plus a margin and are guaranteed by certain 100%-owned subsidiaries of the Company.
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

The Convertible Subordinated Notes are recorded net of unamortized discount to reflect their underlying economics by capturing the value of the conversion option as borrowing costs. As of December 31, 2017 and 2016, capital in excess of par value included $92.5 million related to the estimated value of the Convertible Subordinated Notes’ conversion options, in accordance with ASC 470-20. Debt discount recorded in the consolidated balance sheet is being amortized through June 1, 2018 to yield an effective annual interest rate of 8.42% based upon the estimated market interest rate for comparable non-convertible debt as of the issuance date of the Convertible Subordinated Notes. Total interest expense recognized on the Convertible Subordinated Notes for the years ended December 31, 2017, 2016, and 2015, is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Coupon rate interest	$17.4	$17.4	$17.4
Amortized debt discount	18.6	17.1	15.7
	$36.0	$34.5	$33.1
Holders of the Convertible Subordinated Notes may convert their notes under the following circumstances: 1) if the daily closing price of our common stock is greater than or equal to 130% of the conversion price during 20 of the last 30 trading days of the preceding calendar quarter; 2) upon notice of redemption; or 3) upon the occurrence of specified corporate transactions pursuant to the terms of the applicable indenture. Upon conversion, the Company is required to pay cash up to the aggregate principal amount of the Convertible Subordinated Notes to be converted. Any conversion obligation in excess of the aggregate principal amount of the Convertible Subordinated Notes to be converted may be settled in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election. The conversion price, which is subject to adjustment upon the occurrence of certain events, was $24.27 per share as of December 31, 2017. The Convertible Subordinated Notes were subject to conversion as of January 1, 2018. Holders of the Convertible Subordinated Notes have the right to convert the notes until March 31, 2018. The Convertible Subordinated Notes may continue to be convertible after March 31, 2018 if the conversion price threshold is met. See Note 17 Earnings Per Common Share for an explanation of the effects of the Convertible Subordinated Notes on earnings per share. The Company has not entered into any derivatives transactions associated with these notes.
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
Wholly-owned leasing subsidiaries
In May 2006, Trinity Rail Leasing V, L.P., a limited partnership (“TRL V”) and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC issued $355.0 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2006-1A (the “2006 Secured Railcar Equipment Notes”), of which $158.5 million was outstanding as of December 31, 2017. The 2006 Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated May 24, 2006, between TRL V and Wilmington Trust Company, as indenture trustee. The 2006 Secured Railcar Equipment Notes bear interest at a fixed rate of 5.90% per annum, are payable monthly, and have a final maturity of May 14, 2036. The 2006 Secured Railcar Equipment Notes are obligations of TRL V and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL V.
In November 2009, Trinity Rail Leasing VII LLC, a Delaware limited liability company (“TRL VII”) and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $238.3 million in aggregate principal amount of Secured Railcar Equipment Notes, Series 2009-1 (“the 2009 Secured Railcar Equipment Notes”), of which $166.2 million was outstanding as of December 31, 2017. The 2009 Secured Railcar Equipment Notes were issued pursuant to a Master Indenture, dated November 5, 2009 between TRL VII and Wilmington Trust Company, as indenture trustee. The 2009 Secured Railcar Equipment Notes bear interest at a fixed rate of 6.66% per annum, are payable monthly, and have a final maturity date of November 16, 2039. The 2009 Secured Railcar Equipment Notes are obligations of TRL VII and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL VII.
In October 2010, Trinity Rail Leasing 2010 LLC, a Delaware limited liability company ("TRL 2010") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $369.2 million in aggregate principal amount of

Secured Railcar Equipment Notes, Series 2010-1 (“2010 Secured Railcar Equipment Notes"), of which $266.9 million was outstanding as of December 31, 2017. The 2010 Secured Railcar Equipment Notes were issued pursuant to an Indenture, dated as of October 25, 2010 between TRL 2010 and Wilmington Trust Company, as indenture trustee. The 2010 Secured Railcar Equipment Notes bear interest at a fixed rate of 5.19%, are payable monthly, and have a stated final maturity date of October 16, 2040. The 2010 Secured Railcar Equipment Notes are obligations of TRL 2010 and are non-recourse to Trinity. The obligations are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL 2010.
The $1.0 billion TILC warehouse loan facility, established to finance railcars owned by TILC, had $150.7 million in outstanding borrowings as of December 31, 2017. Under the facility, $849.3 million was unused and available as of December 31, 2017 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation that expires in April 2018 and is secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 3.23% at December 31, 2017. Amounts outstanding at maturity, absent renewal, are payable under the renewed facility in April 2019.
In 2009, the Company entered into capital lease obligations totaling $56.6 million, of which $28.3 million was outstanding as of December 31, 2017. The capital lease obligations are guaranteed by the Company and certain subsidiaries and secured by railcar equipment and related leases.
In May 2017, Trinity Rail Leasing 2017, LLC, a Delaware limited liability company ("TRL 2017") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $302.4 million of promissory notes (the "2017 Promissory Notes") due May 15, 2024, of which $293.6 million was outstanding as of December 31, 2017. The 2017 Promissory Notes are obligations of TRL 2017 and are non-recourse to Trinity. The 2017 Promissory Notes bear interest at Libor plus a margin for an all-in interest rate of 3.00% as of December 31, 2017, payable monthly. The 2017 Promissory Notes are secured by a portfolio of railcars and operating leases thereon, certain cash reserves, and other assets acquired and owned by TRL 2017.
Partially-owned leasing subsidiaries
In July 2011, TRIP Holdings issued $175.0 million in Senior Secured Notes (the “TRIP Holdings Senior Secured Notes”) and TRIP Master Funding, a Delaware limited liability company and limited purpose, wholly-owned subsidiary of TRIP Holdings, issued $857.0 million in Secured Railcar Equipment Notes (the “TRIP Master Funding Secured Railcar Equipment Notes”). The proceeds from the TRIP Holdings Senior Secured Notes and the TRIP Master Funding Secured Railcar Equipment Notes were primarily used by TRIP Master Funding to purchase all of the railcar equipment owned by TRIP Leasing, a wholly-owned subsidiary of TRIP Holdings. The TRIP Holdings Senior Secured Notes were repaid in full in May 2013.
The TRIP Master Funding Secured Railcar Equipment Notes consisted of three classes with the Class A-1a notes bearing interest at 4.37%, the Class A-1b notes bearing interest at Libor plus 2.50%, and the Class A-2 notes bearing interest at 6.02%, all payable monthly, with a final maturity date in July 2041. In May 2014, TRIP Master Funding issued $335.7 million in aggregate principal amount of Series 2014-1 Secured Railcar Equipment Notes consisting of two classes with the Class A-1 notes bearing interest at 2.86% and the Class A-2 notes bearing interest at 4.09%, with a final maturity date of April 2044. In August 2017, TRIP Master Funding issued $237.9 million in aggregate principle amount of Series 2017-1 Secured Railcar Equipment Notes pursuant to the Master Indenture between TRIP Master Funding and Wilmington Trust Company, as indenture trustee, with a final maturity date of August 2047. The proceeds from the issuance were used primarily to retire the TRIP Master Funding Secured Railcar Equipment Notes Class A-1a and Class A-1b notes as well as the TRIP Master Funding Series 2014-1 Secured Railcar Equipment Notes Class A-1 notes in full. The TRIP Master Funding Secured Railcar Equipment Notes and the TRIP Master Funding Series 2014-1 Secured Railcar Equipment Notes were issued pursuant to a Master Indenture dated July 6, 2011 between TRIP Master Funding and Wilmington Trust Company, as indenture trustee; are non-recourse to Trinity, TILC, TRIP Holdings, and the other equity investors in TRIP Holdings; and are secured by TRIP Master Funding's portfolio of railcars and operating leases thereon, its cash reserves, and all other assets owned by TRIP Master Funding. As of December 31, 2017, there were $509.6 million outstanding of the Class A-2 TRIP Master Funding Secured Railcar Equipment Notes and $220.7 million of the Class A-2 Series 2014-1 Secured Railcar Equipment Notes.
The TRIP Master Funding Series 2017-1 Secured Railcar Equipment Notes consist of two classes with the Class A-1 notes bearing interest at 2.71% and the Class A-2 notes bearing interest at 3.74%. The TRIP Master Funding Series 2017-1 Secured Railcar Equipment Notes are non-recourse to Trinity, TILC, TRIP Holdings, and the other equity investors in TRIP Holdings and are secured by TRIP Master Funding's portfolio of railcars and operating leases thereon, its cash reserves, and all other assets owned by TRIP Master Funding. As of December 31, 2017, there were $97.3 million and $134.9 million of Class A-1 and Class A-2 notes outstanding, respectively.
In December 2012, Trinity Rail Leasing 2012 LLC, a Delaware limited liability company ("TRL 2012") and a limited purpose, indirect wholly-owned subsidiary of the Company owned through TILC, issued $145.4 million in aggregate principal amount of Series 2012-1 Class A-1 Secured Railcar Equipment Notes (the "2012 Class A-1 Notes") and $188.4 million in aggregate principal amount of Series 2012-1 Class A-2 Secured Railcar Equipment Notes (the "2012 Class A-2 Notes") and collectively with the 2012 Class A-1 Notes, the "2012 Secured Railcar Equipment Notes," of which $65.8 million and $188.4 million, respectively, were outstanding as of December 31, 2017. The 2012 Class A-1 Notes bear interest at a fixed rate of 2.27%, are payable monthly, and have a stated final maturity date of January 15, 2043. The 2012 Class A-2 Notes bear interest at a fixed rate of 3.53%, are payable monthly, and have a stated final maturity date of January 15, 2043. In May 2013, TRL 2012 became a subsidiary of one of the Company's partially-owned subsidiaries, RIV 2013. See Note 5 Partially-Owned Leasing Subsidiaries for further explanation. In August 2013, TRL 2012 issued $183.4 million in aggregate principal amount of Series 2013-1 Secured Railcar Equipment Notes of which $148.6 million was outstanding as of December 31, 2017. The 2013-1 Secured Railcar Equipment Notes bear interest at a fixed rate of 3.9%, are payable monthly, and have a stated final maturity date of July 15, 2043.
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
TRIP Master Funding and TRL 2012 are wholly-owned subsidiaries of TRIP Holdings and RIV 2013, respectively, which, in turn, are partially-owned subsidiaries of the Company, through its wholly-owned subsidiary, TILC. The Company's combined weighted average ownership interest in TRIP Holdings and RIV 2013 is 38%. See Note 5 Partially-Owned Leasing Subsidiaries for further explanation.
The remaining principal payments under existing debt agreements as of December 31, 2017 are as follows:

	2018	2019	2020	2021	2022	Thereafter
	(in millions)
Recourse:
Corporate (1)	$0.1	$0.1	$0.2	$0.1	$—	$849.4
Leasing – capital lease obligations (Note 6)	28.3	—	—	—	—	—
Non-recourse – leasing (Note 6):
2006 secured railcar equipment notes	25.5	28.0	29.8	29.2	29.9	16.1
2009 secured railcar equipment notes	6.4	11.2	6.6	13.4	14.1	114.5
2010 secured railcar equipment notes	10.0	7.6	14.2	20.1	21.0	194.0
2017 Promissory notes	15.1	15.1	15.1	15.1	15.1	218.1
TILC warehouse facility	6.4	1.6	—	—	—	—
Facility termination payments - TILC warehouse facility	—	142.7	—	—	—	—
TRL 2012 secured railcar equipment notes	22.9	21.9	19.3	19.9	19.6	299.2
TRIP Master Funding secured railcar equipment notes	20.0	23.8	32.9	40.4	40.6	804.8
Total principal payments	$134.7	$252.0	$118.1	$138.2	$140.3	$2,496.1
(1) Holders of the Convertible Subordinated Notes may require us to purchase all or a portion of their notes on June 1, 2018. On or after that date, we may redeem all or part of the Convertible Subordinated Notes.

Note 12. Other, Net
Other, net (income) expense consists of the following items:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Foreign currency exchange transactions	$2.2	$2.4	$(2.1)
(Gain) loss on equity investments	(0.2)	(0.1)	0.1
Other	1.7	(3.4)	(3.6)
Other, net	$3.7	$(1.1)	$(5.6)
Other for the years ended December 31, 2017 and 2016 includes $1.7 million in expense and $2.3 million in income, respectively, related to the change in fair value of certain equity instruments.

Note 13. Income Taxes
The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Current:
Federal	$(11.1)	$(130.3)	$271.2
State	0.6	3.3	19.6
Foreign	6.3	7.7	18.6
Total current	(4.2)	(119.3)	309.4
Deferred:
Federal
Effect of Tax Cuts and Jobs Act	(476.2)	—	—
Other	135.6	313.0	117.4
	(340.6)	313.0	117.4
State	4.2	8.1	(0.3)
Foreign	(1.0)	0.3	(0.5)
Total deferred	(337.4)	321.4	116.6
Provision	$(341.6)	$202.1	$426.0
The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate on income before income taxes:

	Year Ended December 31,
	2017	2016	2015
Statutory rate	35.0%	35.0%	35.0%
Effect of Tax Cuts and Jobs Act	(128.0)	—	—
State taxes	1.3	1.4	1.2
Domestic production activities deduction	—	—	(1.4)
Noncontrolling interest in partially-owned subsidiaries	(1.0)	(1.3)	(0.8)
Settlements with tax authorities	(1.1)	(0.1)	—
Equity compensation	0.5	—	—
Changes in valuation allowances and reserves	1.8	0.3	—
Other, net	(0.3)	0.4	—
Effective rate	(91.8)%	35.7%	34.0%
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
The Tax Cuts and Jobs Act (the "Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings. As of December 31, 2017, we have completed an initial assessment of the tax effects of the Act, and have made a reasonable estimate of the effects on our existing deferred tax balances. We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to impact future tax returns. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts resulting in adjustments in future periods in 2018. The impact of the Act may differ from our estimate due to changes in the regulations, rulings, guidance, and interpretations issued by the IRS and the FASB as well as interpretations and assumptions made by the Company. For the items for which we were able to determine a reasonable estimate, we recognized a provisional net benefit of $476.2 million for the year ended December 31, 2017, which is included as a component of income tax expense.
Income (loss) before income taxes for the years ended December 31, 2017, 2016, and 2015 was $376.1 million, $573.1 million, and $1,241.1 million, respectively, for U.S. operations, and $(4.1) million, $(6.3) million, and $10.9 million, respectively, for foreign operations, principally Mexico and Canada. The Company provides deferred income taxes on the unrepatriated earnings of its foreign operations where it results in a deferred tax liability.

Deferred income taxes represent the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of deferred tax liabilities and assets are as follows:

	December 31,
	2017	2016
	(in millions)
Deferred tax liabilities:
Depreciation, depletion, and amortization	$628.0	$919.6
Partially-owned subsidiaries basis difference	117.2	171.5
Convertible debt	93.3	137.4
Total deferred tax liabilities	838.5	1,228.5
Deferred tax assets:
Workers compensation, pensions, and other benefits	23.8	46.7
Warranties and reserves	7.1	12.1
Equity items	32.0	52.6
Tax loss carryforwards and credits	33.7	24.9
Inventory	17.0	29.2
Accrued liabilities and other	10.9	6.5
Total deferred tax assets	124.5	172.0
Net deferred tax liabilities before valuation allowances	714.0	1,056.5
Valuation allowances	12.0	11.7
Net deferred tax liabilities before reserve for uncertain tax positions	726.0	1,068.2
Deferred tax assets included in reserve for uncertain tax positions	(2.1)	(11.2)
Adjusted net deferred tax liabilities	$723.9	$1,057.0
At December 31, 2017, the Company had $18.9 million of federal consolidated net operating loss carryforwards and $7.8 million of tax-effected state loss carryforwards remaining. The federal net operating loss carryforwards were acquired as part of an acquisition of a company in 2010 and are subject to limitations on the amount that can be utilized in any one tax year. The federal net operating loss carryforwards are due to expire in 2028 and 2029. We have established a valuation allowance for federal, state, and foreign tax operating losses and credits that we have estimated may not be realizable.
Taxing authority examinations
During the year ended December 31, 2017, the Internal Revenue Service ("IRS") formally closed its audit of the 2006-2009 tax years, and the 2013 tax year. We have adjusted unrecognized tax benefits and deferred tax amounts related to these tax years resulting in a $5.8 million tax benefit. The 2014-2016 tax years have been reviewed by the IRS with no significant adjustments. The 2014-2017 tax years remain open.
We have various subsidiaries in Mexico that file separate tax returns and are subject to examination by taxing authorities at different times. The entities are generally open for their 2010 tax years and forward.
Unrecognized tax benefits
The change in unrecognized tax benefits for the years ended December 31, 2017, 2016, and 2015 was as follows:

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Beginning balance	$28.2	$65.2	$62.3
Additions for tax positions related to the current year	—	—	5.5
Additions for tax positions of prior years	4.7	1.0	—
Reductions for tax positions of prior years	—	(26.6)	(0.7)
Settlements	(23.3)	(7.1)	(1.9)
Expiration of statute of limitations	(1.3)	(4.3)	—
Ending balance	$8.3	$28.2	$65.2
Additions for tax positions related to the current year in the amount of $5.5 million for the year ended December 31, 2015, were amounts provided for tax positions that were taken for federal and state income tax purposes when we filed the tax return. Additions for tax positions related to prior years of $4.7 million and $1.0 million for the years ended December 31, 2017 and 2016, respectively, are due to state tax positions.

Reductions for tax positions of prior years of $26.6 million for the year ended December 31, 2016 related primarily to remeasured federal tax positions based upon new information that have been agreed to by the IRS. The corresponding deferred tax assets related to these positions have also been removed. The reduction in tax positions of prior years of $0.7 million for the year ended December 31, 2015 was related to changes to transfer pricing and state taxes.
Settlements during the year ended December 31, 2017 were due to the resolution of our 2006-2009 tax years. Settlements for the year ended December 31, 2016 represent federal tax positions for the 2010-2011 tax years. Expiration of statutes of limitations during the years ended December 31, 2017 and 2016 relate to the 2013 and 2012 federal tax return, respectively, as well as some state statutes. Settlements during the twelve months ended December 31, 2015 were due to a state tax position effectively settled upon audit and a settlement of an audit of one of our Mexican companies.
The total amount of unrecognized tax benefits including interest and penalties at December 31, 2017 and 2016, that would affect the Company’s effective tax rate if recognized was $10.2 million and $13.1 million, respectively. There is a reasonable possibility that unrecognized federal and state tax benefits will decrease by $5.2 million by December 31, 2018 due to settlements and lapses in statutes of limitations for assessing tax years in which an extension was not requested by the taxing authority.
Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of December 31, 2017 and 2016 was $4.1 million and $8.9 million, respectively. Income tax expense for the years ended December 31, 2017, 2016, and 2015 included decreases of $4.8 million and $3.5 million and increases of $0.8 million, respectively, with regard to interest expense and penalties related to uncertain tax positions.

Note 14. Employee Retirement Plans
The Company sponsors defined benefit plans and defined contribution profit sharing plans that provide retirement income and death benefits for eligible employees. The annual measurement date of the benefit obligations, fair value of plan assets, and funded status is December 31.
Actuarial assumptions

	Year Ended December 31,
	2017	2016	2015
Assumptions used to determine benefit obligations at the annual measurement date were:
Obligation discount rate	3.79%	4.34%	4.79%
Compensation increase rate	4.00%	4.00%	4.00%
Assumptions used to determine net periodic benefit costs were:
Obligation discount rate	4.34%	4.79%	4.33%
Long-term rate of return on plan assets	6.25%	6.50%	7.00%
Compensation increase rate	4.00%	4.00%	4.00%
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
Components of net retirement cost

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Expense Components
Service cost	$0.2	$0.4	$0.5
Interest	19.6	20.8	20.0
Expected return on plan assets	(27.2)	(27.2)	(30.5)
Amortization of actuarial loss	4.9	5.1	5.0
Defined benefit expense	(2.5)	(0.9)	(5.0)
Profit sharing	15.5	15.2	18.7
Multiemployer plan	2.1	2.3	2.4
Net expense	$15.1	$16.6	$16.1
The expected return on plan assets is based on the plan assets' fair value. Amortization of actuarial loss is determined using the corridor method. Under the corridor method, unamortized actuarial gains or losses in excess of 10% of the greater of the projected benefit obligation or the fair value of plan assets as of the beginning of the plan year are amortized, for frozen plans, over the average expected remaining lifetime of frozen and inactive participants. Substantially all of the Company's defined benefit plans were frozen as of December 31, 2017.

Obligations and funded status

	Year Ended December 31,
	2017	2016
	(in millions)
Accumulated Benefit Obligations	$490.0	$459.6
Projected Benefit Obligations:
Beginning of year	$459.6	$445.3
Service cost	0.2	0.4
Interest	19.6	20.8
Benefits paid	(19.9)	(18.1)
Actuarial loss	30.5	11.2
End of year	$490.0	$459.6
Plans' Assets:
Beginning of year	$442.5	$422.8
Actual return on assets	62.9	33.1
Employer contributions	2.5	4.7
Benefits paid	(19.9)	(18.1)
End of year	$488.0	$442.5

Consolidated Balance Sheet Components:
Other assets	$13.1	$5.1
Accrued liabilities	(15.1)	(22.2)
Net funded status	$(2.0)	$(17.1)
Percent of projected benefit obligations funded	99.6%	96.3%
None of the plans' assets are expected to be returned to us during the year ending December 31, 2018.
Amounts recognized in other comprehensive income (loss)

	Year Ended December 31,
	2017	2016	2015
	(in millions)
Actuarial gain (loss)	$5.2	$(5.3)	$(9.4)
Amortization of actuarial loss	4.9	5.1	5.0
Total before income taxes	10.1	(0.2)	(4.4)
Income tax expense (benefit)	3.1	(0.1)	(1.6)
Net amount recognized in other comprehensive income (loss)	$7.0	$(0.1)	$(2.8)
At December 31, 2017 AOCL included unrecognized actuarial losses of $132.6 million ($82.7 million net of related income taxes). Actuarial losses included in AOCL and expected to be recognized in net periodic pension cost for the year ended December 31, 2018 are $4.5 million ($3.4 million net of related income taxes).

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
The target and actual allocations of the plans' assets at December 31, 2017 are as follows:

	Target Allocation	December 31, 2017
Cash and cash equivalents	—%	2%
Liability hedging portfolio	50%	44%
Growth portfolio	50%	54%
Total	100%	100%
The estimated fair value of the plans' assets at December 31, 2017 and 2016, indicating input levels used to determine fair value are as follows:

	Fair Value Measurement as of December 31, 2017
	(in millions)
	Level 1	Level 2	Level 3	Total

Temporary cash investments	$7.3	$—	$—	$7.3
Debt common trust funds	—	292.8	—	292.8
Equity common trust funds	—	187.9	—	187.9
	$7.3	$480.7	$—	$488.0

	Fair Value Measurement as of December 31, 2016
	(in millions)
	Level 1	Level 2	Level 3	Total

Temporary cash investments	$5.9	$—	$—	$5.9
Debt common trust funds	—	277.2	—	277.2
Equity common trust funds	—	159.4	—	159.4
	$5.9	$436.6	$—	$442.5
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

Multiemployer plan
As a result of the acquisition of Meyer Steel Structures, the Company contributes to a multiemployer defined benefit pension plan under the terms of a collective-bargaining agreement that covers certain union-represented employees at one of Meyer's facilities. The risks of participating in a multiemployer plan are different from a single-employer plan in the following aspects:
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
Our participation in the multiemployer plan for the year ended December 31, 2017 is outlined in the table below. The Pension Protection Act ("PPA") zone status at December 31, 2017 and 2016 is as of the plan years ended December 31, 2016 and 2015, respectively, and is obtained from the multiemployer plan's regulatory filings available in the public domain and certified by the plan's actuary. Among other factors, plans in the yellow zone are less than 80% funded while plans in the red zone are less than 65% funded. Federal law requires that plans classified in the yellow or red zones adopt a funding improvement plan in order to improve the financial health of the plan. The plan utilized an amortization extension and the funding relief provided under the Internal Revenue Code and under the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act in determining the zone status. The Company's contributions to the multiemployer plan were less than 5% of total contributions to the plan. The last column in the table lists the expiration date of the collective bargaining agreement to which the plan is subject.

		PPA Zone Status			Contributions for Year Ended December 31,
Pension Fund	Employer Identification Number	2017	2016	Financial improvement plan status	2017	2016	2015	Surcharge imposed	Expiration date of collective bargaining agreement
					(in millions)
Boilermaker-Blacksmith National Pension Trust	48-6168020	Yellow	Yellow	Implemented	$1.9	$2.3	$2.5	No	July 3, 2019
Cash flows
Employer contributions for the year ending December 31, 2018 are expected to be $18.4 million for the defined benefit plans compared to $2.5 million contributed during 2017. Employer contributions to the 401(k) plan and the Supplemental Profit Sharing Plan for the year ending December 31, 2018 are expected to be $15.2 million compared to $15.5 million contributed during 2017. Employer contributions for the year ending December 31, 2018 are expected to be $2.0 million for the multiemployer plan compared to $1.9 million contributed during 2017.
Benefit payments for the Company's defined benefit plans expected to be paid during the next ten years are as follows:

Year Ending December 31,
(in millions)
2018	$21.6
2019	23.5
2020	24.4
2021	25.3
2022	26.3
2023-2027	141.9

Participants in the 401(k) plan are eligible to receive future retirement benefits through a company-funded annual retirement contribution provided through the Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates. The contribution ranges from one to three percent of eligible compensation based on service. Both the annual retirement contribution and the company matching contribution are discretionary, requiring board approval, and are made annually with the investment of the funds directed by the participants.

Note 15. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the twelve months ended December 31, 2017, 2016, and 2015 are as follows:

	Currency translation adjustments	Unrealized loss on derivative financial instruments	Net actuarial gains/(losses) of defined benefit plans	Accumulated Other Comprehensive Loss
	(in millions)
Balances at December 31, 2014	$(18.5)	$(6.6)	$(86.8)	$(111.9)
Other comprehensive loss, net of tax, before reclassifications	(6.0)	(0.7)	(6.0)	(12.7)
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $-, $3.4, $1.8, and $5.2	—	9.0	3.2	12.2
Less: noncontrolling interest	—	(3.0)	—	(3.0)
Other comprehensive income (loss)	(6.0)	5.3	(2.8)	(3.5)
Balances at December 31, 2015	(24.5)	(1.3)	(89.6)	(115.4)
Other comprehensive income (loss), net of tax, before reclassifications	0.8	(0.3)	(3.3)	(2.8)
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $-, $0.7, $1.9, and $2.6	—	4.6	3.2	7.8
Less: noncontrolling interest	—	(3.1)	—	(3.1)
Other comprehensive income (loss)	0.8	1.2	(0.1)	1.9
Balances at December 31, 2016	(23.7)	(0.1)	(89.7)	(113.5)
Other comprehensive income (loss), net of tax, before reclassifications	1.3	(0.9)	3.6	4.0
Amounts reclassified from accumulated other comprehensive loss, net of tax benefit of $-, $0.7, $1.5, and $2.2	—	3.9	3.4	7.3
Less: noncontrolling interest	—	(2.6)	—	(2.6)
Other comprehensive income	1.3	0.4	7.0	8.7
Balances at December 31, 2017	$(22.4)	$0.3	$(82.7)	$(104.8)
See Note 7 Derivative Instruments for information on the reclassification of amounts in accumulated other comprehensive loss into earnings. Reclassifications of unrealized before-tax losses on derivative financial instruments are included in interest expense in the consolidated statements of operations. Approximately $3.7 million, $4.1 million, and $4.2 million of the before-tax reclassification of net actuarial gains/(losses) of defined benefit plans are included in cost of revenues with the remainder included in selling, engineering, and administrative expenses in the consolidated statements of operations for the years ended December 31, 2017, 2016, and 2015, respectively.

Note 16. Stock-Based Compensation
The Company's 2004 Fourth Amended and Restated Stock Option and Incentive Plan (the "Plan”) provides for awarding 20,150,000 (adjusted for stock splits) shares of common stock plus (i) shares covered by forfeited, expired, and canceled options granted under prior plans; and (ii) shares tendered as full or partial payment for the purchase price of an award or to satisfy tax withholding obligations. At December 31, 2017, a total of 3,536,418 shares were available for issuance. The Plan provides for the granting of nonqualified and incentive stock options having maximum ten-year terms to purchase common stock at its market value on the award date; stock appreciation rights based on common stock fair market values with settlement in common stock or cash; restricted stock awards; restricted stock units; and performance awards with settlement in common stock or cash on achievement of specific business objectives. Options become exercisable in various percentages over periods ranging up to five years.
The cost of employee services received in exchange for awards of equity instruments is referred to as share-based payments and is based on the grant date fair-value of those awards. Stock-based compensation includes compensation expense, recognized over the applicable vesting periods, for share-based awards. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options granted to employees. Stock-based compensation totaled $33.6 million, $41.3 million, and $61.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.

The income tax benefit related to stock-based compensation expense was $19.0 million, $18.0 million, and $28.5 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Stock options
Expense related to stock options issued to eligible employees under the Plan is recognized over their vesting period on a straight- line basis. Stock options generally vest over five years and have contractual terms of ten years. All options outstanding at December 31, 2017 and December 31, 2016 were exercisable.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Terms (Years)	Aggregate Intrinsic Value
				(in millions)
Options outstanding at December 31, 2016	60,793	$8.12	1.9	$1.2
Granted	—	—
Exercised	(26,450)	8.12
Cancelled	—	—
Options outstanding at December 31, 2017	34,343	$8.12	0.9	$1.0
At December 31, 2017, there was no unrecognized compensation expense related to stock options. The intrinsic value of options exercised totaled $0.5 million, zero, and $0.7 million during the years ended December 31, 2017, 2016, and 2015, respectively.
Restricted stock
Restricted share awards consist of restricted stock, restricted stock units, and performance units. Restricted stock and restricted stock units generally vest for periods ranging from one to fifteen years from the date of grant. Certain restricted stock and restricted stock units vest in their entirety upon the employee's retirement from the Company, taking into consideration the employee's age and years of service to the Company, as defined more specifically in the Company's benefit plans. Restricted stock and restricted stock units granted to non-employee directors under the Plan generally vest one year from the grant date and are released at that time or upon completion of the directors' service to the Company. Expense related to restricted stock and restricted stock units issued to eligible employees under the Plan is recognized ratably over the vesting period or to the date on which retirement eligibility is achieved, if shorter. Performance units are granted to employees based upon a target level; however, depending upon the achievement of certain specified goals during the performance period, performance units may be adjusted to a level ranging between 0% and 200% of the target level. The performance units vest upon certification by the Human Resources Committee of the Board of Directors of the achievement of the specified performance goals. Expense related to performance units is recognized ratably from their award date to the end of the performance period, generally three years. Forfeitures are recognized as reduction to expense in the period in which they occur.

	Number of Restricted Share Awards	Weighted Average Grant-Date Fair Value per Award
Restricted share awards outstanding at December 31, 2016	6,749,083	$22.35
Granted	2,060,027	28.87
Vested	(1,840,119)	31.09
Forfeited	(158,610)	24.27
Restricted share awards outstanding at December 31, 2017	6,810,381	$21.91
At December 31, 2017, unrecognized compensation expense related to restricted share awards totaled $70.2 million which will be recognized over a weighted average period of 4.2 years. The total vesting-date fair value of shares vested and released during the years ended December 31, 2017, 2016, and 2015 was $50.2 million, $47.0 million, and $76.9 million, respectively. The weighted average grant-date fair value of restricted share awards granted during the years ended December 31, 2017, 2016, and 2015 was $28.87, $19.06, and $24.31 per share, respectively.

Note 17. Earnings Per Common Share
Basic net income attributable to Trinity Industries, Inc. per common share is computed by dividing net income attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted net income attributable to Trinity per common share includes 1) the net impact of unvested restricted shares and shares that could be issued under outstanding stock options and 2) the incremental shares calculated by dividing the value of the conversion obligation in excess of the Convertible Subordinated Notes' aggregate principal amount by the average price of the Company's common stock during the period. See Note 11 Debt for further explanation of the Company's Convertible Subordinated Notes. Total weighted average restricted shares and antidilutive stock options were 6.4 million shares, 6.6 million shares, and 6.8 million shares, for the years ended December 31, 2017, 2016, and 2015, respectively.
The computation of basic and diluted net income attributable to Trinity Industries, Inc. follows.

	Year Ended December 31, 2017
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income attributable to Trinity Industries, Inc.	$702.5
Unvested restricted share participation	(15.4)
Net income attributable to Trinity Industries, Inc. – basic	687.1	148.6	$4.62
Effect of dilutive securities:
Nonparticipating unvested restricted shares and stock options	—	0.5
Convertible subordinated notes	0.3	2.9
Net income attributable to Trinity Industries, Inc. – diluted	$687.4	152.0	$4.52

	Year Ended December 31, 2016
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income attributable to Trinity Industries, Inc.	$343.6
Unvested restricted share participation	(9.4)
Net income attributable to Trinity Industries, Inc. – basic	334.2	148.4	$2.25
Effect of dilutive securities:
Nonparticipating unvested restricted shares and stock options	—	—
Convertible subordinated notes	—	0.2
Net income attributable to Trinity Industries, Inc. – diluted	$334.2	148.6	$2.25

	Year Ended December 31, 2015
	(in millions, except per share amounts)
	Income (Loss)	Average Shares	EPS
Net income attributable to Trinity Industries, Inc.	$796.5
Unvested restricted share participation	(24.1)
Net income attributable to Trinity Industries, Inc. – basic	772.4	150.2	$5.14
Effect of dilutive securities:
Nonparticipating unvested restricted shares and stock options	—	—
Convertible subordinated notes	0.3	2.0
Net income attributable to Trinity Industries, Inc. – diluted	$772.7	152.2	$5.08

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
On June 23, 2015, the District Court approved the Company’s posting of a supersedeas bond in the amount of $686.0 million (the “Bond”) and ordered a stay of the execution of the District Court’s June 9, 2015 entry of judgment of $682.4 million against the Company pending resolution of all appeals. The Company obtained the Bond on an unsecured basis and the annual premium was $3.7 million. On January 29, 2018, the District Court released the Bond.
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
On September 29, 2017, the Fifth Circuit panel unanimously reversed the District Court’s $682.4 million judgment and rendered judgment as a matter of law in favor of the Company and Trinity Highway Products. On October 27, 2017, Mr. Harman filed a Petition for Rehearing En Banc in the Fifth Circuit, which was denied by the Fifth Circuit on November 14, 2017. On February 12, 2018, the relator, Mr. Joshua Harman, filed a petition for certiorari with the United States Supreme Court, seeking a review of the Fifth Circuit's decision.
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
Based on information currently available to the Company, including, but not limited to the significance of the successful completion of eight post-verdict crash tests of the ET Plus, the favorable findings and conclusions published by both Task Force I and II regarding ET Plus end terminal systems installed on the nation's roadways, the Fifth Circuit's unanimous panel opinion reversing the $682.4 million judgment and rendering judgment in favor of the Company, and the Fifth Circuit's subsequent denial of Mr. Harman's Petition for Rehearing En Banc, we do not believe that a loss is probable in this matter, therefore no accrual has been included in the accompanying consolidated financial statements.
Revenues from sales of the ET Plus, included in the Construction Products Group, totaled approximately $4.2 million and $4.1 million for the years ended December 31, 2017 and 2016, respectively.
State, county, and municipal actions
Trinity is aware of 29 states and the District of Columbia that have removed the ET Plus from their respective qualified products list.
Mr. Harman has also filed twelve separate state qui tam actions pursuant to: the Virginia Fraud Against Taxpayers Act (Commonwealth of Virginia ex rel. Joshua M. Harman v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. CL13-698, in the Circuit Court, Richmond, Virginia); the Indiana False Claims and Whistleblower Protection Act (State of Indiana ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 49D06-1407-PL-024117, in the Sixth Court of Marion County, Indiana); the Delaware False Claims and Reporting Act (State of Delaware ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Civ. No. N14C-06-227 MMJ CCLD, in the Superior Court of the State of Delaware In and For New Castle County); the Iowa False Claims Act (State of Iowa ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. CVCV048309, in the Iowa District Court for Polk County); the Rhode Island False Claims Act (State of Rhode Island ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 14-3498, in the Superior Court for the State of Rhode Island and Providence Plantations); the Tennessee False Claims Act (State of Tennessee ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 14C2652, in the Circuit Court for Davidson County, Tennessee); the Minnesota False Claims Act (State of Minnesota ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 62-CV-14-3457, in the Second Judicial District Court, Ramsey County, Minnesota); the Montana False Claims Act (State of Montana ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. DV 14-0692, in the Montana Thirteenth Judicial District Court for Yellowstone County); the Georgia Taxpayer Protection False Claims Act (State of Georgia ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 1:15-CV-1260, in the U.S. District Court for the Northern District of Georgia); and the Florida False Claims Act (State of Florida ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 2014-CA-000596, in the Circuit Court

of the Second Judicial Circuit in and for Leon County, Florida); the Illinois False Claims Act (State of Illinois ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 2014 L 000098, in the Circuit Court for the Sixth Judicial District, Sangamon County, Illinois); and the Massachusetts False Claims Act (Commonwealth of Massachusetts ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 1484-CV-02364, in the Superior Court Department of the Trial Court). In each of these twelve cases Mr. Harman is alleging the Company violated the respective states' false claims act pertaining to sales of the ET Plus, and he is seeking damages, civil penalties, attorneys’ fees, costs and interest. Also, the respective states’ Attorneys General filed Notices of Election to Decline Intervention in all of these matters, with the exception of the Commonwealth of Virginia Attorney General who intervened in the Virginia matter. At this time all of the above-referenced state qui tam cases, with the exception of the Massachusetts and Illinois cases, are currently stayed.
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
There are two class action lawsuits involving claims pertaining to the ET Plus that are currently pending. The Company has been served in a lawsuit filed February 11, 2015, titled The Corporation of the City of Stratford and Trinity Industries, Inc., Trinity Highway Products, LLC, and Trinity Industries Canada, Inc., Case No. 15-2622 CP, pending in Ontario Superior Court of Justice. The alleged class in this matter has been identified as persons in Canada who purchased and/or used an ET Plus guardrail end terminal. The plaintiff alleges that Trinity Industries, Inc., Trinity Highway Products, LLC, and Trinity Industries Canada, Inc., failed to warn of dangers associated with undisclosed modifications to the ET Plus guardrail end terminals, breached an implied warranty, breached a duty of care, and were negligent. The plaintiff is seeking $400.0 million in compensatory damages and $100.0 million in punitive damages. Alternatively, the plaintiff claims the right to an accounting or other restitution remedy for disgorgement of the revenues generated by the sale of the modified ET Plus in Canada.
The Company has been served in a lawsuit filed November 5, 2015, titled Jackson County, Missouri, individually and on behalf of a class of others similarly situated vs. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 1516-CV23684 (Circuit Court of Jackson County, Missouri). The case is being brought by plaintiff for and on behalf of itself and all Missouri counties with a population of 10,000 or more persons, including the City of St. Louis, and the State of Missouri’s transportation authority. The plaintiff alleges that the Company and Trinity Highway Products did not disclose design changes to the ET Plus and these allegedly undisclosed design changes made the ET Plus allegedly defective, unsafe, and unreasonably dangerous. The plaintiff alleges product liability negligence, product liability strict liability, and negligently supplying dangerous instrumentality for supplier’s business purposes. The plaintiff seeks compensatory damages, interest, attorneys' fees and costs, and in the alternative plaintiff seeks a declaratory judgment that the ET Plus is defective, the Company’s conduct was unlawful, and class-wide costs and expenses associated with removing and replacing the ET Plus throughout Missouri. On December 6, 2017, the Court granted plaintiff's Motion for Class Certification, certifying a class of Missouri counties with populations of 10,000 or more persons, including the City of St. Louis and the State of Missouri's transportation authority that have or had ET Plus guardrail end terminals with 4-inch wide guide channels installed on roadways they own or maintain. On December 18, 2017, the Company and Trinity Highway Products filed a petition for permission to appeal the Order of Class Certification in the Missouri Court of Appeals for the Western District. On December 20, 2017, the Court of Jackson County, Missouri stayed the underlying matter pending final resolution of the appeal.
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
Stockholder derivative complaints
On July 25, 2017, the previously reported cases styled Bessent v. Wallace, et. al., Case No. 2017-0223, and Campi v. Wallace, et. al. Case No. 2017-0474-SG, both in the Court of Chancery of the State of Delaware, were consolidated in the Court of Chancery of the State of Delaware, with all future filings to be filed in Case No. 2017-0223-AG with the caption In re Trinity Industries, Inc. Stockholder Derivative Litigation ("Stockholder Derivative Litigation"). On August 18, 2017, Plaintiffs filed their Verified Consolidated Amended Stockholder Derivative Complaint. The Stockholder Derivative Litigation was brought by purported stockholders of the Company derivatively on behalf of nominal defendants Trinity Industries, Inc. and Trinity Highway Products, LLC, against the Company’s directors and certain officers. Plaintiffs alleged the individual defendants breached their fiduciary duties in connection with Trinity's ET Plus and the FCA case styled Joshua Harman, on behalf of the United States of America, Plaintiff/Relator v. Trinity Industries, Inc., Defendant, Case No. 2:12-cv-00089-JRG (E.D. Tex.) and that certain defendants made improper sales of Company stock. Plaintiffs sought a declaration that they may maintain this derivative action on behalf of the

Company and that they are the adequate representatives of the Company, a declaration that the individual defendants breached their fiduciary duties, awarding the Company damages as a result of the alleged breaches of fiduciary duties, awarding restitution, disgorgement of individual defendants’ profits, benefits, and other compensation, certain injunctive relief, costs and fees, and interest. The director and officer defendants have moved to dismiss the Verified Consolidated Amended Stockholder Derivative Complaint. On October 30, 2017, Plaintiffs voluntarily dismissed the Stockholder Derivative Litigation without prejudice and without being paid any compensation by the defendants.
Other matters
The Company is involved in claims and lawsuits incidental to our business arising from various matters including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters, taking into consideration our rights in indemnity and recourse to third parties is $4.4 million to $27.0 million. This range includes any amount related to the Highway Products litigation matters described above in the section titled “Product liability cases.” At December 31, 2017, total accruals of $17.8 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying consolidated balance sheet. The Company believes any additional liability would not be material to its financial position or results of operations.
Trinity is subject to remedial orders and federal, state, local, and foreign laws and regulations relating to the environment and the workplace. The Company has reserved $3.3 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. We believe that we are currently in substantial compliance with environmental and workplace laws and regulations.
Other commitments
Non-cancelable purchase obligations amounted to $724.0 million as of December 31, 2017, of which $602.8 million is for the purchase of raw materials and components, primarily by the Rail and Energy Equipment Groups.

Note 19. Financial Statements for Guarantors of the Senior Notes
The Company’s Senior Notes are fully and unconditionally and jointly and severally guaranteed by certain of Trinity’s 100%-owned subsidiaries: Trinity Industries Leasing Company; Trinity Marine Products, Inc.; Trinity North American Freight Car, Inc.; Trinity Rail Group, LLC; Trinity Tank Car, Inc.; Trinity Meyer Utility Structures LLC. and, Trinity Structural Towers, Inc. (collectively, the "Combined Guarantor Subsidiaries”). Amounts previously reported have been restated to include Trinity Structural Towers, Inc. as a Guarantor Subsidiary. The Senior Notes indenture agreement includes customary provisions for the release of the guarantees by the Combined Guarantor Subsidiaries upon the occurrence of certain allowed events including the release of one or more of the Combined Guarantor Subsidiaries as guarantor under the Company's revolving credit facility. See Note 11 Debt. The Senior Notes are not guaranteed by any remaining 100%-owned subsidiaries of the Company or partially-owned subsidiaries (“Combined Non-Guarantor Subsidiaries”).
As of December 31, 2017, assets held by the Combined Non-Guarantor Subsidiaries included $143.0 million of restricted cash that was not available for distribution to Trinity Industries, Inc. (“Parent”), $3,509.1 million of equipment securing certain non-recourse debt, $66.2 million of equipment securing certain lease obligations held by the Combined Non-Guarantor Subsidiaries, and $317.3 million of assets located in foreign locations. As of December 31, 2016, assets held by the Combined Non-Guarantor Subsidiaries included $147.1 million of restricted cash that was not available for distribution to the Parent, $3,300.9 million of equipment securing certain non-recourse debt, $68.0 million of equipment securing certain lease obligations held by the Combined Non-Guarantor Subsidiaries, and $349.4 million of assets located in foreign locations.

Statement of Operations and Comprehensive Income
Year Ended December 31, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$2,275.9	$1,958.6	$(571.7)	$3,662.8
Cost of revenues	3.1	1,818.0	1,520.8	(596.4)	2,745.5
Selling, engineering, and administrative expenses	159.0	135.5	160.3	—	454.8
Gains on dispositions on property	1.0	71.0	14.6	—	86.6
	161.1	1,882.5	1,666.5	(596.4)	3,113.7
Operating profit (loss)	(161.1)	393.4	292.1	24.7	549.1
Other (income) expense	(157.2)	87.0	247.3	—	177.1
Equity in earnings of subsidiaries, net of taxes	671.4	77.8	—	(749.2)	—
Income before income taxes	667.5	384.2	44.8	(724.5)	372.0
Provision (benefit) for income taxes	(35.0)	(295.2)	12.0	(23.4)	(341.6)
Net income	702.5	679.4	32.8	(701.1)	713.6
Net income attributable to noncontrolling interest	—	—	—	11.1	11.1
Net income attributable to controlling interest	$702.5	$679.4	$32.8	$(712.2)	$702.5

Net income	$702.5	$679.4	$32.8	$(701.1)	$713.6
Other comprehensive income (loss)	8.3	0.1	2.9	—	11.3
Comprehensive income	710.8	679.5	35.7	(701.1)	724.9
Comprehensive income attributable to noncontrolling interest	—	—	—	13.7	13.7
Comprehensive income attributable to controlling interest	$710.8	$679.5	$35.7	$(714.8)	$711.2

Statement of Operations and Comprehensive Income
Year Ended December 31, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$3,267.8	$2,122.6	$(802.1)	$4,588.3
Cost of revenues	(1.3)	2,616.1	1,671.4	(830.1)	3,456.1
Selling, engineering, and administrative expenses	125.3	131.2	150.9	—	407.4
Gains on dispositions on property	(0.5)	11.1	6.8	—	17.4
	124.5	2,736.2	1,815.5	(830.1)	3,846.1
Operating profit (loss)	(124.5)	531.6	307.1	28.0	742.2
Other (income) expense	(128.8)	73.0	231.2	—	175.4
Equity in earnings of subsidiaries, net of taxes	387.5	91.8	—	(479.3)	—
Income before income taxes	391.8	550.4	75.9	(451.3)	566.8
Provision (benefit) for income taxes	48.2	186.0	25.1	(57.2)	202.1
Net income	343.6	364.4	50.8	(394.1)	364.7
Net income attributable to noncontrolling interest	—	—	—	21.1	21.1
Net income attributable to controlling interest	$343.6	$364.4	$50.8	$(415.2)	$343.6

Net income	$343.6	$364.4	$50.8	$(394.1)	$364.7
Other comprehensive income (loss)	0.6	(0.4)	4.8	—	5.0
Comprehensive income	344.2	364.0	55.6	(394.1)	369.7
Comprehensive income attributable to noncontrolling interest	—	—	—	24.2	24.2
Comprehensive income attributable to controlling interest	$344.2	$364.0	$55.6	$(418.3)	$345.5

Statement of Operations and Comprehensive Income
Year Ended December 31, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$4,956.6	$2,370.8	$(934.7)	$6,392.7
Cost of revenues	(2.0)	3,808.2	1,808.1	(958.1)	4,656.2
Selling, engineering, and administrative expenses	147.0	162.6	166.8	—	476.4
Gains on dispositions on property	2.0	86.0	90.8	—	178.8
	143.0	3,884.8	1,884.1	(958.1)	4,953.8
Operating profit (loss)	(143.0)	1,071.8	486.7	23.4	1,438.9
Other (income) expense	(118.7)	74.0	231.6	—	186.9
Equity in earnings of subsidiaries, net of taxes	920.0	217.3	—	(1,137.3)	—
Income before income taxes	895.7	1,215.1	255.1	(1,113.9)	1,252.0
Provision (benefit) for income taxes	99.2	370.9	(5.2)	(38.9)	426.0
Net income	796.5	844.2	260.3	(1,075.0)	826.0
Net income attributable to noncontrolling interest	—	—	—	29.5	29.5
Net income attributable to controlling interest	$796.5	$844.2	$260.3	$(1,104.5)	$796.5

Net income	$796.5	$844.2	$260.3	$(1,075.0)	$826.0
Other comprehensive income (loss)	(6.0)	—	5.5	—	(0.5)
Comprehensive income	790.5	844.2	265.8	(1,075.0)	825.5
Comprehensive income attributable to noncontrolling interest	—	—	—	32.5	32.5
Comprehensive income attributable to controlling interest	$790.5	$844.2	$265.8	$(1,107.5)	$793.0

Balance Sheet
December 31, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$763.9	$1.6	$65.3	$(52.2)	$778.6
Short-term marketable securities	319.5	—	—	—	319.5
Receivables, net of allowance	1.1	204.2	164.4	—	369.7
Income tax receivable	24.0	—	5.0	—	29.0
Inventory	—	413.6	236.8	(9.8)	640.6
Property, plant, and equipment, net	47.6	2,310.7	4,293.0	(516.6)	6,134.7
Investments in and advances to subsidiaries	5,515.2	3,049.7	255.5	(8,820.4)	—
Restricted cash	—	—	143.0	52.2	195.2
Goodwill and other assets	159.2	590.9	326.3	(0.5)	1,075.9
	$6,830.5	$6,570.7	$5,489.3	$(9,347.3)	$9,543.2
Liabilities:
Accounts payable	$7.5	$65.9	$102.2	$(0.2)	$175.4
Accrued liabilities	236.5	59.1	144.9	(0.5)	440.0
Debt	838.1	28.3	2,376.0	—	3,242.4
Deferred income	—	19.1	1.4	—	20.5
Deferred income taxes	53.8	683.2	5.9	0.3	743.2
Advances from subsidiaries	775.2	—	—	(775.2)	—
Other liabilities	61.4	0.7	1.6	—	63.7
Total stockholders' equity	4,858.0	5,714.4	2,857.3	(8,571.7)	4,858.0
	$6,830.5	$6,570.7	$5,489.3	$(9,347.3)	$9,543.2

Balance Sheet
December 31, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$537.9	$5.2	$51.3	$(31.0)	$563.4
Short-term marketable securities	234.7	—	—	—	234.7
Receivables, net of allowance	1.1	219.2	158.4	—	378.7
Income tax receivable	99.9	—	2.2	—	102.1
Inventory	—	444.2	231.5	(9.9)	665.8
Property, plant, and equipment, net	48.8	2,347.4	4,029.8	(459.2)	5,966.8
Investments in and advances to subsidiaries	4,862.4	2,565.0	334.6	(7,762.0)	—
Restricted cash	—	—	147.1	31.1	178.2
Goodwill and other assets	150.8	585.1	301.0	(1.3)	1,035.6
	$5,935.6	$6,166.1	$5,255.9	$(8,232.3)	$9,125.3
Liabilities:
Accounts payable	$5.7	$54.8	$96.1	$(0.5)	$156.1
Accrued liabilities	200.0	87.7	139.7	(1.3)	426.1
Debt	818.7	32.0	2,205.9	—	3,056.6
Deferred income	—	21.9	1.6	—	23.5
Deferred income taxes	78.6	984.7	9.3	0.3	1,072.9
Advances from subsidiaries	458.2	—	—	(458.2)	—
Other liabilities	63.3	13.5	2.2	—	79.0
Total stockholders' equity	4,311.1	4,971.5	2,801.1	(7,772.6)	4,311.1
	$5,935.6	$6,166.1	$5,255.9	$(8,232.3)	$9,125.3

Statement of Cash Flows
Year Ended December 31, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income	$702.5	$679.4	$32.8	$(701.1)	$713.6
Equity in earnings of subsidiaries, net of taxes	(671.4)	(77.8)	—	749.2	—
Other	137.2	(281.4)	213.1	(20.9)	48.0
Net cash provided (required) by operating activities	168.3	320.2	245.9	27.2	761.6
Investing activities:
(Increase) decrease in short-term marketable securities	(84.8)	—	—	—	(84.8)
Proceeds from railcar lease fleet sales owned more than one year	—	663.3	61.3	(363.9)	360.7
Proceeds from disposition of property and other assets	—	1.2	10.1	—	11.3
Capital expenditures – leasing	—	(589.8)	(382.4)	363.9	(608.3)
Capital expenditures – manufacturing and other	(7.7)	(19.1)	(77.6)	—	(104.4)
Acquisitions, net of cash acquired	—	—	(47.5)	—	(47.5)
(Increase) decrease in investment in partially-owned subsidiaries	—	35.0	—	(35.0)	—
Divestitures	—	—	—	—	—
Other	—	—	0.3	—	0.3
Net cash provided (required) by investing activities	(92.5)	90.6	(435.8)	(35.0)	(472.7)
Financing activities:
Proceeds from issuance of common stock, net	—	—	—	—	—
Excess tax benefits from stock-based compensation	—	—	—	—	—
Payments to retire debt	—	(3.8)	(371.6)	—	(375.4)
Proceeds from issuance of debt	—	—	534.1	—	534.1
(Increase) decrease in restricted cash	—	—	4.1	(21.1)	(17.0)
Shares repurchased	(79.4)	—	—	—	(79.4)
Dividends paid to common shareholders	(72.6)	—	—	—	(72.6)
Purchase of shares to satisfy employee tax on vested stock	(14.4)	—	—	—	(14.4)
Distributions to noncontrolling interest	—	—	(48.7)	—	(48.7)
Distributions to controlling interest in partially-owned leasing subsidiaries	—	—	(35.0)	35.0	—
Change in intercompany financing between entities	316.6	(410.6)	121.3	(27.3)	—
Other	—	—	(0.3)	—	(0.3)
Net cash provided (required) by financing activities	150.2	(414.4)	203.9	(13.4)	(73.7)
Net increase (decrease) in cash and cash equivalents	226.0	(3.6)	14.0	(21.2)	215.2
Cash and cash equivalents at beginning of period	537.9	5.2	51.3	(31.0)	563.4
Cash and cash equivalents at end of period	$763.9	$1.6	$65.3	$(52.2)	$778.6

Statement of Cash Flows
Year Ended December 31, 2016
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income	$343.6	$364.4	$50.8	$(394.1)	$364.7
Equity in earnings of subsidiaries, net of taxes	(387.5)	(91.8)	—	479.3	—
Other	64.5	489.2	205.2	(33.4)	725.5
Net cash provided (required) by operating activities	20.6	761.8	256.0	51.8	1,090.2
Investing activities:
(Increase) decrease in short-term marketable securities	(149.8)	—	—	—	(149.8)
Proceeds from railcar lease fleet sales owned more than one year	—	27.3	10.4	—	37.7
Proceeds from disposition of property and other assets	—	4.1	11.9	—	16.0
Capital expenditures – leasing	—	(798.7)	(0.4)	—	(799.1)
Capital expenditures – manufacturing and other	(18.0)	(16.6)	(99.7)	—	(134.3)
Acquisitions, net of cash acquired	—	—	—	—	—
(Increase) decrease in investment in partially-owned subsidiaries	—	17.1	—	(17.1)	—
Divestitures	—	—	—	—	—
Other	—	1.5	5.3	—	6.8
Net cash provided (required) by investing activities	(167.8)	(765.3)	(72.5)	(17.1)	(1,022.7)
Financing activities:
Proceeds from issuance of common stock, net	—	—	—	—	—
Excess tax benefits from stock-based compensation	1.0	—	—	—	1.0
Payments to retire debt	—	(3.6)	(158.9)	—	(162.5)
Proceeds from issuance of debt	—	—	—	—	—
(Increase) decrease in restricted cash	—	0.2	13.4	4.0	17.6
Shares repurchased	(34.7)	—	—	—	(34.7)
Dividends paid to common shareholders	(66.7)	—	—	—	(66.7)
Purchase of shares to satisfy employee tax on vested stock	(16.3)	—	—	—	(16.3)
Distributions to noncontrolling interest	—	—	(26.4)	—	(26.4)
Distributions to controlling interest in partially-owned leasing subsidiaries	—	—	(17.1)	17.1	—
Change in intercompany financing between entities	33.5	10.4	7.8	(51.7)	—
Other	—	—	(2.1)	—	(2.1)
Net cash provided (required) by financing activities	(83.2)	7.0	(183.3)	(30.6)	(290.1)
Net increase (decrease) in cash and cash equivalents	(230.4)	3.5	0.2	4.1	(222.6)
Cash and cash equivalents at beginning of period	768.3	1.7	51.1	(35.1)	786.0
Cash and cash equivalents at end of period	$537.9	$5.2	$51.3	$(31.0)	$563.4

Statement of Cash Flows
Year Ended December 31, 2015
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income	$796.5	$844.2	$260.3	$(1,075.0)	$826.0
Equity in earnings of subsidiaries, net of taxes	(920.0)	(217.3)	—	1,137.3	—
Other	57.8	(36.9)	150.2	(57.4)	113.7
Net cash provided (required) by operating activities	(65.7)	590.0	410.5	4.9	939.7
Investing activities:
(Increase) decrease in short-term marketable securities	(9.9)	—	—	—	(9.9)
Proceeds from railcar lease fleet sales owned more than one year	—	290.6	267.2	(43.2)	514.6
Proceeds from disposition of property and other assets	—	1.9	6.3	—	8.2
Capital expenditures – leasing	—	(821.6)	(55.4)	43.2	(833.8)
Capital expenditures – manufacturing and other	(14.5)	(44.6)	(136.9)	—	(196.0)
Acquisitions, net of cash acquired	—	—	(46.2)	—	(46.2)
(Increase) decrease in investment in partially-owned subsidiaries	—	24.8	—	(24.8)	—
Divestitures	—	—	51.3	—	51.3
Other	—	0.2	0.3	—	0.5
Net cash provided (required) by investing activities	(24.4)	(548.7)	86.6	(24.8)	(511.3)
Financing activities:
Proceeds from issuance of common stock, net	0.3	—	—	—	0.3
Excess tax benefits from stock-based compensation	13.3	—	—	—	13.3
Payments to retire debt	—	(3.2)	(584.0)	—	(587.2)
Proceeds from issuance of debt	(1.5)	—	243.9	—	242.4
(Increase) decrease in restricted cash	—	(0.2)	43.3	5.2	48.3
Shares repurchased	(115.0)	—	—	—	(115.0)
Dividends paid to common shareholders	(64.9)	—	—	—	(64.9)
Purchase of shares to satisfy employee tax on vested stock	(27.5)	—	—	—	(27.5)
Distributions to noncontrolling interest	—	—	(39.2)	—	(39.2)
Distributions to controlling interest in partially-owned leasing subsidiaries	—	—	(24.8)	24.8	—
Change in intercompany financing between entities	226.0	(47.3)	(173.8)	(4.9)	—
Other	—	—	(0.8)	—	(0.8)
Net cash provided (required) by financing activities	30.7	(50.7)	(535.4)	25.1	(530.3)
Net increase (decrease) in cash and cash equivalents	(59.4)	(9.4)	(38.3)	5.2	(101.9)
Cash and cash equivalents at beginning of period	827.7	11.1	89.4	(40.3)	887.9
Cash and cash equivalents at end of period	$768.3	$1.7	$51.1	$(35.1)	$786.0

Note 20. Selected Quarterly Financial Data (Unaudited)

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in millions except per share data)
Revenues:
Manufacturing	$698.7	$713.6	$698.7	$709.6
Leasing	178.6	191.9	274.9	196.8
	877.3	905.5	973.6	906.4
Operating costs:
Costs of revenues:
Manufacturing	576.1	589.7	565.6	581.8
Leasing	83.6	92.2	156.6	99.9
	659.7	681.9	722.2	681.7
Selling, engineering, and administrative expenses	102.3	112.8	114.5	125.2
Gains on disposition of property	1.3	24.4	16.1	44.8
Operating profit	116.6	135.2	153.0	144.3
Income before income taxes	72.5	91.3	107.6	100.6
Provision (benefit) for income taxes	20.8	37.3	39.7	(439.4)
Net income	51.7	54.0	67.9	540.0
Net income attributable to Trinity Industries, Inc.	46.0	51.1	66.9	538.5
Net income attributable to Trinity Industries, Inc. per common share:
Basic	$0.30	$0.34	$0.44	$3.56

Diluted	$0.30	$0.33	$0.43	$3.42

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in millions except per share data)
Revenues:
Manufacturing	$1,010.1	$888.8	$938.5	$926.0
Leasing	177.8	296.1	173.2	177.8
	1,187.9	1,184.9	1,111.7	1,103.8
Operating costs:
Costs of revenues:
Manufacturing	793.9	719.1	745.4	761.2
Leasing	96.0	178.6	81.9	80.0
	889.9	897.7	827.3	841.2
Selling, engineering, and administrative expenses	96.5	106.7	102.3	101.9
Gains on disposition of property	1.9	11.1	1.5	2.9
Operating profit	203.4	191.6	183.6	163.6
Income before income taxes	159.5	152.2	139.5	115.6
Provision for income taxes	57.4	53.4	49.9	41.4
Net income	102.1	98.8	89.6	74.2
Net income attributable to Trinity Industries, Inc.	97.2	94.6	84.2	67.6
Net income attributable to Trinity Industries, Inc. per common share:
Basic	$0.64	$0.62	$0.55	$0.44

Diluted	$0.64	$0.62	$0.55	$0.44

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
During the three months ended December 31, 2017, there have been no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the 2013 Framework) (COSO) in Internal Control - Integrated Framework. Based on our assessment, we believe that, as of December 31, 2017, the Company's internal control over financial reporting was effective based on those criteria.
The effectiveness of internal control over financial reporting as of December 31, 2017, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company's consolidated financial statements. Ernst & Young LLP's attestation report on effectiveness of the Company's internal control over financial reporting follows:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Trinity Industries, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Trinity Industries, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Trinity Industries, Inc. (and subsidiaries) (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Trinity Industries, Inc. and Subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 22, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 22, 2018

Item 9B. Other Information.
None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Information regarding the directors of the Company is incorporated by reference to the information set forth under the caption “Proposal 1 - Election of Directors” in the Company's Proxy Statement for the 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”). Information relating to the executive officers of the Company is set forth in Part I of this report under the caption “Executive Officers and Other Corporate Officers of the Company.” Information relating to the Board of Directors' determinations concerning whether at least one of the members of the Audit Committee is an “audit committee financial expert” as that term is defined under Item 407 (d)(5) of Regulation S-K is incorporated by reference to the information set forth under the caption “Corporate Governance - Board Committees - Audit Committee” in the Company's 2018 Proxy Statement. Information regarding the Company's Audit Committee is incorporated by reference to the information set forth under the caption “Corporate Governance - Board Committees - Audit Committee” in the Company's 2018 Proxy Statement. Information regarding compliance with Section 16(a) of the Securities and Exchange Act of 1934 is incorporated by reference to the information set forth under the caption “Additional Information - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's 2018 Proxy Statement.
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

Item 11. Executive Compensation.
Information regarding compensation of executive officers and directors is incorporated by reference to the information set forth under the caption “Executive Compensation” in the Company's 2018 Proxy Statement. Information concerning compensation committee interlocks and insider participation is incorporated by reference to the information set forth under the caption “Corporate Governance - Compensation Committee Interlocks and Insider Participation” in the Company's 2018 Proxy Statement. Information about the compensation committee report is incorporated by reference to the information set forth under the caption “Executive Compensation - Human Resources Committee Report” in the Company's 2018 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's 2018 Proxy Statement, under the caption “Security Ownership - Security Ownership of Certain Beneficial Owners and Management.”
The following table sets forth information about Trinity common stock that may be issued under all of Trinity's existing equity compensation plans as of December 31, 2017.
Equity Compensation Plan Information

	(a)		(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category:
Equity compensation plans approved by security holders:
Stock Options	34,343		$8.12
Restricted stock units and performance units	3,035,639	1	$—
	3,069,982			3,536,418
Equity compensation plans not approved by security holders	—	2		—
Total	3,069,982			3,536,418
____________
1 Includes 1,428,167 shares of common stock issuable upon the vesting and conversion of restricted stock units and 1,607,472 shares of common stock issuable upon the vesting and conversion of performance units. The restricted stock units and performance units do not have an exercise price. The performance units are granted to employees based upon a target level, however, depending upon the achievement of certain specified goals during the performance period, performance units may be adjusted to a level ranging between 0% and 200% of the target level.
2 Excludes information regarding the Trinity Deferred Plan for Director Fees. This plan permits the deferral of the payment of the annual retainer fee and board and committee meeting fees. At the election of the participant, the deferred fees may be converted into stock units with a fair market value equal to the value of the fees deferred, and such stock units are credited to the director's account (along with the amount of any dividends or stock distributions). At the time a participant ceases to be a director, cash will be distributed to the participant. At December 31, 2017, there were 219,838 stock units credited to the accounts of participants. Also excludes information regarding the Trinity Industries Supplemental Profit Sharing Plan (“Supplemental Plan”) for certain of its highly compensated employees. Information about the Supplemental Plan is incorporated herein by reference from the Company's 2018 Proxy Statement, under the caption “Executive Compensation - Compensation Discussion and Analysis - Components of Compensation - Post-employment Benefits.” At December 31, 2017, there were 85,389 stock units credited to the accounts of participants under the Supplemental Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information regarding certain relationships and related person transactions is incorporated by reference to the information set forth under the captions “Corporate Governance-Compensation Committee Interlocks and Insider Participation” and “Transactions with Related Persons” in the Company's 2018 Proxy Statement. Information regarding the independence of directors is incorporated by reference to the information set forth under the captions “Corporate Governance-Independence of Directors” in the Company's 2018 Proxy Statement.

Item 14. Principal Accountant Fees and Services.
Information regarding principal accountant fees and services is incorporated by reference to the information set forth under the captions “Fees of Independent Registered Public Accounting Firm for Fiscal Years 2017 and 2016” in the Company's 2018 Proxy Statement.

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
of our reports dated February 22, 2018 with respect to the consolidated financial statements of Trinity Industries, Inc. and Subsidiaries and the effectiveness of internal control over financial reporting of Trinity Industries, Inc. and Subsidiaries included in this Annual Report (Form 10-K) of Trinity Industries, Inc. and Subsidiaries for the year ended December 31, 2017.

/s/ ERNST & YOUNG LLP

Dallas, Texas
February 22, 2018

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRINITY INDUSTRIES, INC.	By	/s/ James E. Perry
Registrant
James E. Perry
Senior Vice President and
Chief Financial Officer
February 22, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors:

/s/ John L. Adams	/s/ Douglas L. Rock
John L. Adams	Douglas L. Rock
Director	Director
Dated: February 22, 2018	Dated: February 22, 2018

/s/ Rhys J. Best	/s/ Dunia A. Shive
Rhys J. Best	Dunia A. Shive
Director	Director
Dated: February 22, 2018	Dated: February 22, 2018

/s/ David W. Biegler
David W. Biegler	Principal Executive Officer:
Director
Dated: February 22, 2018	/s/ Timothy R. Wallace
Timothy R. Wallace
/s/ Antonio Carrillo	Chairman, Chief Executive Officer, President, and Director
Antonio Carrillo	Dated: February 22, 2018
Director
Dated: February 22, 2018
Principal Financial Officer:
/s/ Leldon E. Echols
Leldon E. Echols	/s/ James E. Perry
Director	James E. Perry
Dated: February 22, 2018	Senior Vice President and Chief Financial Officer
Dated: February 22, 2018
/s/ Ronald J. Gafford
Ronald J. Gafford
Director	Principal Accounting Officer:
Dated: February 22, 2018
/s/ Mary E. Henderson
/s/ Adrián Lajous	Mary E. Henderson
Adrián Lajous	Vice President and Chief Accounting Officer
Director	Dated: February 22, 2018
Dated: February 22, 2018

/s/ Charles W. Matthews
Charles W. Matthews
Director
Dated: February 22, 2018

INDEX TO EXHIBITS Trinity Industries, Inc. Index to Exhibits (Item 15(b))

NO.	DESCRIPTION
(2.1)
Purchase Agreement, dated as of June 26, 2014, by and among McKinley 2014 Acquisition LLC, Thomas & Betts Corporation and Thomas & Betts International, LLC (incorporated by reference to Exhibit 2.1 to our Form 8-K filed June 30, 2014).

(3.1)
Amended and Restated Certificate of Incorporation of Trinity Industries, Inc., effective May 11, 2015 (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015).

(3.2)	Amended and Restated By-Laws of Trinity Industries, Inc., effective May 4, 2015 (incorporated by reference to Exhibit 3.1 to our Form 8-K filed May 8, 2015).
(4.1)
Indenture, dated June 7, 2006, between Trinity Industries, Inc. and Wells Fargo Bank, National Association, as trustee (including the Form of 3 7/8% Convertible Subordinated Note due 2036 as an exhibit thereto) (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).

(4.1.1)
Officers' Certificate of Trinity Industries, Inc. pursuant to the Indenture dated June 7, 2006, relating to the Company's 3 7/8% Convertible Subordinated Notes due 2036 (incorporated by reference to Exhibit 4.1.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).

(4.2)	Specimen Common Stock Certificate of Trinity Industries, Inc. (filed herewith).
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

(4.3.4)	Form of 4.550% Senior Note due 2024 (included in Exhibit 4.3.1 and incorporated by reference to Exhibit 4.3 to our Form 8-K filed September 25, 2014).
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
(10.2.1)
Amendment No. 2 to the Trinity Industries, Inc. Directors' Retirement Plan (incorporated by reference to Exhibit 10.2.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2015).*

(10.2.2)
Amendment No. 3 to the Trinity Industries, Inc. Directors' Retirement Plan (incorporated by reference to Exhibit 10.2.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).*

(10.3)	1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 4.1 of Registration Statement No. 33-73026 filed December 15, 1993).*
(10.3.1)	Amendment No. 1 to the 1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).*
(10.3.2)	Amendment No. 2 to the 1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).*
(10.3.3)	Amendment No. 3 to the 1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3.3 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).*
(10.3.4)	Amendment No. 4 to the 1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3.4 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).*
(10.3.5)	Amendment No. 5 to the 1993 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3.5 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).*
(10.4)
Supplemental Profit Sharing Plan for Employees of Trinity Industries, Inc. and Certain Affiliates as restated effective January 1, 2005 (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the annual period ended December 31, 2013).*

INDEX TO EXHIBITS Trinity Industries, Inc. Index to Exhibits (Item 15(b))

NO.	DESCRIPTION
(10.5)
Trust Agreement for Trinity Industries, Inc. Deferred Compensation Trust dated December 15, 2011 (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).*

(10.6)
Trust Agreement for Trinity Industries, Inc. Supplemental Profit Sharing and Directors Fee Trust dated December 15, 2011 (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).*

(10.7)
Supplemental Retirement Plan as Amended and Restated effective January 1, 2009 (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the annual period ended December 31, 2013).*

(10.7.1)
Amendment No. 1 to the Supplemental Retirement Plan as Amended and Restated effective January 1, 2009 (incorporated by reference to Exhibit 10.7.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2013).*

(10.8)	Trinity Industries, Inc. Deferred Plan for Director Fees, as amended (incorporated by reference to Exhibit 10.9 of Registration Statement No. 333-117526 filed July 21, 2004).*
(10.8.1)
Amendment to Trinity Industries, Inc. Deferred Plan for Director Fees dated December 7, 2005 (incorporated by reference to Exhibit 10.8.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).*

(10.8.2)	Trinity Industries, Inc. 2005 Deferred Plan for Director Fees (incorporated by reference to Exhibit 10.8.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).*
(10.9)	Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (filed herewith).*
(10.9.1)
Amendment No. 1 to the Trinity Industries, Inc. 1998 Stock Option Plan and Incentive Plan (incorporated by reference to Exhibit 10.9.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2015).*

(10.9.2)
Amendment No. 2 to the Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.9.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2015).*

(10.9.3)
Amendment No. 3 to the Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.9.3 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).*

(10.9.4)
Amendment No. 4 to the Trinity Industries, Inc. 1998 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.9.4 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).*

(10.10)	Fourth Amended and Restated Trinity Industries, Inc. 2004 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on May 3, 2017).*
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
Form of Restricted Stock Unit Agreement for Non-Employee Directors for grants issued commencing 2008 (incorporated by reference to Exhibit 10.10.5.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2013).*

(10.10.6)
Form of Performance Restricted Stock Unit Grant Agreement for grants issued commencing 2011 through 2016 (incorporated by reference to Exhibit 10.10.6 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).*

(10.10.7)	Form of Restricted Stock Unit Agreement for grants issued commencing 2017 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on May 3, 2017).*
(10.10.8)	Form of Performance-Based Restricted Stock Unit Grant Agreement for grants issued commencing 2017 (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on May 3, 2017).*

INDEX TO EXHIBITS Trinity Industries, Inc. Index to Exhibits (Item 15(b))

NO.	DESCRIPTION
(10.10.9)
Form of Non-Employee Director Restricted Stock Grant Agreement for grants issued commencing 2017 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017).*

(10.10.10)
Form of Non-Employee Director Restricted Stock Unit Agreement for grants issued commencing 2017 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017).*

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

(10.14.2)
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

(10.16.1)
Purchase and Contribution Agreement, dated November 5, 2009, among Trinity Industries Leasing Company, Trinity Rail Leasing Warehouse Trust, and Trinity Rail Leasing VII LLC (incorporated by reference to Exhibit 10.20.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2014).

(10.17)	Perquisite Plan in which the Company's Executive Officers participate (filed herewith).*
(10.18)
Purchase and Contribution Agreement, dated May 18, 2006, among Trinity Industries Leasing Company, Trinity Leasing Trust II, and Trinity Rail Leasing V L.P. (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).

(10.18.1)
Master Indenture dated May 24, 2006, between Trinity Rail Leasing V L.P. and Wilmington Trust Company, as indenture trustee (incorporated by reference to Exhibit 10.18.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).

(10.19)	Board Compensation Summary Sheet (filed herewith).*
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

(10.21)
Purchase and Contribution Agreement dated July 6, 2011, among TRIP Rail Leasing, LLC, Trinity Industries Leasing Company, and TRIP Rail Master Funding LLC (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).

INDEX TO EXHIBITS Trinity Industries, Inc. Index to Exhibits (Item 15(b))

NO.	DESCRIPTION
(10.21.1)
Master Indenture dated July 6, 2011, among TRIP Rail Master Funding LLC and Wilmington Trust Company, as indenture trustee (incorporated by reference to Exhibit 10.21.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).

(10.22)
Form of Indemnification Agreement between Trinity Industries, Inc. and certain directors and executive officers (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the annual period ended December 31, 2016).*

(10.23)
Master Indenture dated December 19, 2012, between Trinity Rail Leasing 2012 LLC and Wilmington Trust Company, as Indenture Trustee (incorporated by reference to Exhibit 10.28.1 to our Annual Report on Form 10-K for the annual period ended December 31, 2012).

(10.23.1)
Purchase and Contribution Agreement, dated December 19, 2012, among Trinity Rail Leasing Warehouse Trust, Trinity Industries Leasing Company, and Trinity Rail Leasing 2012 LLC (incorporated by reference to Exhibit 10.28.2 to our Annual Report on Form 10-K for the annual period ended December 31, 2012).

(10.24)
Term Loan Agreement dated as of May 15, 2017 among Trinity Rail Leasing 2017 LLC, the Lenders From Time to Time Party Hereto, Credit Agricole Corporate and Investment Bank, as Agent, and U.S. Bank National Association as Collateral and Depositary (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017).

(10.24.1)
Purchase and Contribution Agreement dated as of May 15, 2017 among Trinity Rail Leasing Warehouse Trust and Trinity Industries Leasing Company, as Sellers, and Trinity Rail Leasing 2017 LLC as Purchaser (incorporated by reference to Exhibit 10.7.1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017).

(12)	Computation of Ratio of Earnings to Fixed Charges (filed herewith).
(21)	Listing of subsidiaries of Trinity Industries, Inc. (filed herewith).
(23)	Consent of Ernst & Young LLP (contained on page 105 of this document and filed herewith).
(31.1)	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Executive Officer (filed herewith).
(31.2)	Rule 13a-15(e) and 15d-15(e) Certification of the Chief Financial Officer (filed herewith).
(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
(95)	Mine Safety Disclosure Exhibit (filed herewith).
101.INS	XBRL Instance Document (filed electronically herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed electronically herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed electronically herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed electronically herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed electronically herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed electronically herewith)
* Management contracts and compensatory plan arrangements.