Form 10-Q
period 2018-03-31
TRINITY INDUSTRIES INC
filed 2018-04-26
CIK 99780

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
At April 13, 2018 the number of shares of common stock outstanding was 149,290,121.

TRINITY INDUSTRIES, INC.
FORM 10-Q

PART I
Item 1. Financial Statements
Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2018	2017
	(in millions, except per share amounts)
Revenues:
Manufacturing	$657.0	$698.7
Leasing	174.3	178.6
	831.3	877.3
Operating costs:
Cost of revenues:
Manufacturing	536.7	576.6
Leasing	93.4	83.6
	630.1	660.2
Selling, engineering, and administrative expenses:
Manufacturing	53.2	56.6
Leasing	12.2	10.8
Other	39.5	35.1
	104.9	102.5
Gains on dispositions of property:
Net gains on railcar lease fleet sales owned more than one year at the time of sale	2.1	—
Other	0.2	1.3
	2.3	1.3
Total operating profit	98.6	115.9
Other (income) expense:
Interest income	(3.9)	(1.7)
Interest expense	46.3	45.0
Other, net	(0.2)	0.1
	42.2	43.4
Income before income taxes	56.4	72.5
Provision for income taxes	14.8	20.8
Net income	41.6	51.7
Net income attributable to noncontrolling interest	1.4	5.7
Net income attributable to Trinity Industries, Inc.	$40.2	$46.0

Net income attributable to Trinity Industries, Inc. per common share:
Basic	$0.27	$0.30
Diluted	$0.26	$0.30
Weighted average number of shares outstanding:
Basic	147.4	148.7
Diluted	153.7	150.6
Dividends declared per common share	$0.13	$0.11
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
	2018	2017
	(in millions)
Net income	$41.6	$51.7
Other comprehensive income (loss):
Derivative financial instruments:
Unrealized gains arising during the period, net of tax expense of $0.2 and $-	0.8	—
Reclassification adjustments for losses included in net income, net of tax expense (benefit) of $0.3 and $(0.3)	1.0	1.0
Currency translation adjustment	(0.7)	0.3
Defined benefit plans:
Amortization of net actuarial losses, net of tax benefit of $0.4 and $0.4	0.8	0.8
	1.9	2.1
Comprehensive income	43.5	53.8
Less: comprehensive income attributable to noncontrolling interest	1.8	6.5
Comprehensive income attributable to Trinity Industries, Inc.	$41.7	$47.3
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)
	(in millions)
ASSETS
Cash and cash equivalents	$625.4	$778.6
Short-term marketable securities	220.8	319.5
Receivables, net of allowance	342.5	369.7
Income tax receivable	30.6	29.0
Inventories:
Raw materials and supplies	272.6	296.7
Work in process	164.4	179.0
Finished goods	162.4	164.9
	599.4	640.6
Restricted cash, including partially-owned subsidiaries of $53.8 and $62.9	177.3	195.2
Property, plant, and equipment, at cost, including partially-owned subsidiaries of $1,998.4 and $1,985.9	8,706.0	8,385.2
Less accumulated depreciation, including partially-owned subsidiaries of $431.2 and $418.0	(2,312.5)	(2,250.5)
	6,393.5	6,134.7
Goodwill	789.8	780.3
Other assets	297.7	295.6
	$9,477.0	$9,543.2
LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$183.4	$175.4
Accrued liabilities	396.4	440.0
Debt:
Recourse, net of unamortized discount of $3.6 and $8.5	871.0	866.8
Non-recourse:
Wholly-owned subsidiaries	1,012.3	1,024.8
Partially-owned subsidiaries	1,340.1	1,350.8
	3,223.4	3,242.4
Deferred income	19.8	20.5
Deferred income taxes	757.0	743.2
Other liabilities	66.4	63.7
	4,646.4	4,685.2
Stockholders’ equity:
Preferred stock – 1.5 shares authorized and unissued	—	—
Common stock – 400.0 shares authorized	1.6	1.6
Capital in excess of par value	492.7	482.5
Retained earnings	4,158.9	4,123.4
Accumulated other comprehensive loss	(122.0)	(104.8)
Treasury stock	(53.5)	(1.6)
	4,477.7	4,501.1
Noncontrolling interest	352.9	356.9
	4,830.6	4,858.0
	$9,477.0	$9,543.2
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2018	2017
	(in millions)
Operating activities:
Net income	$41.6	$51.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75.3	72.8
Stock-based compensation expense	8.3	7.6
Provision for deferred income taxes	14.4	55.3
Net gains on railcar lease fleet sales owned more than one year at the time of sale	(2.1)	—
Gains on dispositions of property and other assets	(0.2)	(1.3)
Non-cash interest expense	7.4	7.3
Other	(0.3)	0.1
Changes in assets and liabilities:
(Increase) decrease in receivables	49.4	24.1
(Increase) decrease in inventories	13.1	33.7
(Increase) decrease in other assets	(1.0)	22.1
Increase (decrease) in accounts payable	8.0	0.3
Increase (decrease) in accrued liabilities	(42.6)	(26.6)
Increase (decrease) in other liabilities	2.4	(27.0)
Net cash provided by operating activities	173.7	220.1

Investing activities:
(Increase) decrease in short-term marketable securities	98.7	42.6
Proceeds from dispositions of property and other assets	2.5	3.6
Proceeds from railcar lease fleet sales owned more than one year at the time of sale	15.5	—
Capital expenditures – leasing	(318.2)	(162.9)
Capital expenditures – manufacturing and other	(15.8)	(24.3)
Acquisitions, net of cash acquired	(25.0)	—
Other	0.8	0.5
Net cash required by investing activities	(241.5)	(140.5)

Financing activities:
Payments to retire debt	(26.5)	(26.7)
Proceeds from issuance of debt	0.9	—
Shares repurchased	(49.3)	—
Dividends paid to common shareholders	(19.5)	(16.7)
Purchase of shares to satisfy employee tax on vested stock	(0.1)	—
Distributions to noncontrolling interest	(5.8)	(7.3)
Other	(3.0)	—
Net cash required by financing activities	(103.3)	(50.7)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(171.1)	28.9
Cash, cash equivalents, and restricted cash at beginning of period	973.8	741.6
Cash, cash equivalents, and restricted cash at end of period	$802.7	$770.5
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
(unaudited)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Trinity Stockholders’ Equity	Noncontrolling Interest	Total Stockholders’ Equity
	Shares	$0.01 Par Value				Shares	Amount
	(in millions, except par value)
Balances at December 31, 2017	150.9	$1.6	$482.5	$4,123.4	$(104.8)	(0.1)	$(1.6)	$4,501.1	$356.9	$4,858.0
Cumulative effect of adopting accounting standards (see Note 1)	—	—	—	14.7	(18.7)	—	—	(4.0)	—	(4.0)
Net income	—	—	—	40.2	—	—	—	40.2	1.4	41.6
Other comprehensive income	—	—	—	—	1.5	—	—	1.5	0.4	1.9
Cash dividends on common stock	—	—	—	(19.4)	—	—	—	(19.4)	—	(19.4)
Restricted shares, net	—	—	10.1	—	—	(0.1)	(1.9)	8.2	—	8.2
Shares repurchased	—	—	—	—	—	(1.5)	(50.0)	(50.0)	—	(50.0)
Stock options exercised	—	—	0.1	—	—	—	—	0.1	—	0.1
Distributions to noncontrolling interest	—	—	—	—	—	—	—	—	(5.8)	(5.8)
Balances at March 31, 2018	150.9	$1.6	$492.7	$4,158.9	$(122.0)	(1.7)	$(53.5)	$4,477.7	$352.9	$4,830.6
See accompanying notes to consolidated financial statements.

Trinity Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Summary of Significant Accounting Policies
Basis of Presentation
The foregoing consolidated financial statements are unaudited and have been prepared from the books and records of Trinity Industries, Inc. and its consolidated subsidiaries (“Trinity,” “Company,” “we,” or “our”) including the accounts of its wholly-owned subsidiaries and its partially-owned subsidiaries, TRIP Rail Holdings LLC (“TRIP Holdings”) and RIV 2013 Rail Holdings LLC ("RIV 2013"), in which the Company has a controlling interest. In our opinion, all normal and recurring adjustments necessary for a fair presentation of the financial position of the Company as of March 31, 2018, and the results of operations and cash flows for the three months ended March 31, 2018 and 2017, have been made in conformity with generally accepted accounting principles. All significant intercompany accounts and transactions have been eliminated. Because of seasonal and other factors, the results of operations for the three months ended March 31, 2018 may not be indicative of expected results of operations for the year ending December 31, 2018. These interim financial statements and notes are condensed as permitted by the instructions to Form 10-Q and should be read in conjunction with the audited consolidated financial statements of the Company included in its Form 10-K for the year ended December 31, 2017.
Stockholders' Equity
In December 2017, the Company’s Board of Directors authorized a $500 million share repurchase program effective January 1, 2018 through December 31, 2019. Under the program, 1,519,503 shares were repurchased during the three months ended March 31, 2018, at a cost of approximately $50.0 million leaving a remaining authorization of $450.0 million. Certain shares of stock repurchased during March 31, 2018, totaling $6.7 million, were cash settled in April 2018 in accordance with normal settlement practices. Under the Company's previous program that expired on December 31, 2017, no shares were repurchased during the three months ended March 31, 2017.
Revenue Recognition
Revenue is measured based on the allocation of the transaction price in a contract to satisfied performance obligations. The transaction price does not include any amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. The following is a description of principle activities from which the Company generates its revenue, separated by reportable segments. Payments for our products and services are generally due within normal commercial terms. For a further discussion regarding the Company’s reportable segments, see Note 4 Segment Information.
Rail Group
The Rail Group recognizes revenue when the customer has submitted its certificate of acceptance and legal title of the rail car has passed to the customer. Certain long-term contracts for the sales of railcars include price adjustments based on steel-price indices; this amount represents variable consideration for which we are constrained and we do not estimate these amounts prior to the time the railcar is delivered at which time the pricing becomes fixed.
Construction Products Group
The Construction Products Group recognizes revenue when the customer has accepted the product and legal title of the product has passed to the customer.
Inland Barge Group
The Inland Barge Group recognizes revenue when the customer has accepted the product and legal title of the product has passed to the customer.
Energy Equipment Group
Within the Energy Equipment Group, revenue is recognized for our wind tower and certain utility structure product lines over time as the products are manufactured using an input approach based on the costs incurred relative to the total estimated costs of production. We recognize revenue over time for these products as they are highly customized to the needs of an individual customer resulting in no alternative use to the Company if not purchased by the customer after the contract is executed, and we have the right to bill the customer for our work performed to date plus at least a reasonable profit margin for work performed. For all other products, revenue is recognized when the customer has accepted the product and legal title of the product has passed to the customer.

Railcar Leasing and Management Services Group
Revenue from rentals and operating leases, including contracts that contain non-level fixed rental payments, is recognized monthly on a straight-line basis. Revenue is recognized from the sales of railcars from the lease fleet on a gross basis in leasing revenues and cost of revenues if the railcar has been owned for one year or less at the time of sale. Sales of railcars from the lease fleet owned for more than one year are recognized as a net gain or loss from the disposal of a long-term asset. Revenue from servicing, maintenance, and management agreements is recognized as each performance period occurs.
Fees for shipping and handling are recorded as revenue. The Company has elected to account for shipping and handling costs as activities to fulfill the promise to transfer the good. The fees and costs of shipping and handling activities are accrued if the related performance obligation has been satisfied.
Unsatisfied Performance Obligations
The following table includes estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied or partially satisfied as of March 31, 2018 and the percentage of the outstanding performance obligations as of March 31, 2018 expected to be delivered during the remainder of 2018:

	Unsatisfied performance obligations at March 31, 2018
	Total Amount	Percent expected to be delivered in 2018
	(in millions)
Rail Group:
Railcars:
External Customers	$1,420.7
Leasing Group	719.6
	$2,140.3	54%
Components and maintenance services	$63.8	100%

Inland Barge Group	$124.5	64%

Energy Equipment Group:
Wind towers and utility structures	$809.7	41%
Other	$42.9	100%

Railcar Leasing and Management Services Group	$127.1	15%
The remainder of the unsatisfied performance obligations for the Rail Group are expected to be delivered from 2019-2021. The remainder of the unsatisfied performance obligations for wind towers and utility structures are expected to be delivered from 2019-2020. Unsatisfied performance obligations for the Railcar Leasing and Management Services Group are related to servicing, maintenance, and management agreements and are expected to be performed from 2019-2027. Substantially all other unsatisfied performance obligations beyond 2018 are expected to be delivered during 2019.
Financial Instruments
The Company considers all highly liquid debt instruments to be either cash and cash equivalents if purchased with a maturity of three months or less, or short-term marketable securities if purchased with a maturity of more than three months and less than one year. The Company intends to hold its short-term marketable securities until they are redeemed at their maturity date and believes that under the "more likely than not" criteria, the Company will not be required to sell the securities before recovery of their amortized cost bases, which may be at maturity.
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
Recent Accounting Pronouncements
On January 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers," ("ASU 2014-09") which provides common revenue recognition guidance for U.S. generally accepted accounting principles. Under ASU 2014-09, an entity recognizes revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires additional detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.
The Company applied ASU 2014-09 to all contracts that were not complete as of January 1, 2018 using the modified retrospective method of adoption, resulting in a reduction to retained earnings of $4.0 million, net of tax, as of January 1, 2018 related to the cumulative effect of applying this standard. Therefore, the comparative information for the three months ended March 31, 2017 has not been adjusted and continues to be reported under ASC Topic 605.
The primary impact of adopting the standard is a change in the timing of revenue recognition for our wind towers and certain utility structures product lines within our Energy Equipment Group. Previously, the Company recognized revenue when the product was delivered. Under ASU 2014-09, revenue is recognized over time as the products are manufactured. Revenue recognition policies in our other business segments remain substantially unchanged.
The following tables summarize the impact of adopting ASU 2014-09 on the Company’s consolidated financial statements as of March 31, 2018 and for the three months then ended:

	As Reported	Adjustments	Balance without adjustment for adoption of ASU 2014-09
	(in millions)
Consolidated Statement of Operations
Revenues - manufacturing	$657.0	$18.0	$675.0
Cost of revenues - manufacturing	536.7	14.0	550.7
Operating profit	98.6	4.0	102.6
Income before income taxes	56.4	4.0	60.4
Provision for income taxes	14.8	0.9	15.7
Net income	41.6	3.1	44.7
Net income attributable to Trinity Industries, Inc.	40.2	3.1	43.3

Consolidated Balance Sheet
Receivables, net of allowance	$342.5	$(10.1)	$332.4
Inventories:
Raw materials and supplies	272.6	—	272.6
Work in process	164.4	12.9	177.3
Finished goods	162.4	0.7	163.1

Accrued liabilities	396.4	(5.6)	390.8
Deferred income taxes	757.0	2.0	759.0
Retained earnings	4,158.9	7.1	4,166.0

Consolidated Statement of Cash Flows
Operating activities:
Net income	$41.6	$3.1	$44.7
Provision for deferred income taxes	14.4	0.8	15.2
(Increase) decrease in receivables	49.4	2.3	51.7
(Increase) decrease in inventories	13.1	14.0	27.1
Increase (decrease) in accrued liabilities	(42.6)	(20.2)	(62.8)
Net cash provided by operating activities	173.7	—	173.7

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
In November 2016, the FASB issued Accounting Standards Update No. 2016-18, "Restricted Cash", ("ASU 2016-18") which clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. The new guidance requires a reconciliation of totals in the statement of cash flows to the related cash and cash equivalents and restricted cash captions in the balance sheet. ASU 2016-18 became effective for public companies during interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company adopted ASU 2016-18 effective January 1, 2018. Amounts previously reported have been adjusted to reflect this change.
In March 2017, the FASB issued Accounting Standards Update No. 2017-07, “Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost”, (“ASU 2017-07”) which changes how companies that sponsor defined benefit pension plans present the related net periodic benefit cost in the income statement. The service cost component of the net periodic benefit cost will continue to be presented in the same income statement line items, however other components of the net periodic benefit cost will be presented as a component of other income and excluded from operating profit. ASU 2017-07 became effective for public companies during interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company adopted ASU 2017-07 effective January 1, 2018. Amounts previously reported have been adjusted to reflect this change.
In February 2018, the FASB issued Accounting Standards Update No. 2018-02, “Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, (“ASU 2018-02”) which gives entities the option to reclassify from AOCL to retained earnings the stranded tax effects resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017. ASU 2018-02 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company elected to adopt ASU 2018-02 as of January 1, 2018 resulting in a reclassification adjustment from AOCL, increasing retained earnings by $18.7 million for the three months ended March 31, 2018.
Reclassifications
Certain prior year balances have been reclassified in the Notes to Consolidated Financial Statements to conform to the 2018 presentation.

Note 2. Acquisitions and Divestitures
In March 2018, we completed the acquisition of certain assets of an inland barge business which was recorded, as of March 31, 2018 as a business combination, based on preliminary valuations of the acquired assets and liabilities at their acquisition date fair value using level three inputs. Such assets and liabilities were not significant in relation to assets and liabilities at the consolidated or segment level. See Note 3 Fair Value Accounting for a discussion of inputs in determining fair value.
There was no acquisition or divestiture activity for the three months ended March 31, 2017.

Note 3. Fair Value Accounting
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurement as of March 31, 2018
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$58.9	$—	$—	$58.9
Restricted cash	177.3	—	—	177.3
Equity instruments(1)	—	1.0	—	1.0
Interest rate hedge(1)	—	2.6	—	2.6
Total assets	$236.2	$3.6	$—	$239.8

	Fair Value Measurement as of December 31, 2017
	(in millions)
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents	$113.1	$—	$—	$113.1
Restricted cash	195.2	—	—	195.2
Equity instruments(1)	—	1.3	—	1.3
Interest rate hedge(1)	—	1.6	—	1.6
Total assets	$308.3	$2.9	$—	$311.2
(1) Included in other assets on the consolidated balance sheet.

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

The carrying amounts and estimated fair values of our long-term debt are as follows:

	March 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Recourse:
Senior notes	$399.7	$399.3	$399.7	$400.3
Convertible subordinated notes	449.4	612.5	449.4	715.0
Less: unamortized discount	(3.3)		(8.2)
	446.1		441.2
Capital lease obligations	27.4	27.4	28.3	28.3
Other	0.5	0.5	0.5	0.5
	873.7	1,039.7	869.7	1,144.1
Less: unamortized debt issuance costs	(2.7)		(2.9)
	871.0		866.8
Non-recourse:
2006 secured railcar equipment notes	152.8	161.6	158.5	165.7
2009 secured railcar equipment notes	164.8	181.2	166.2	169.6
2010 secured railcar equipment notes	264.3	272.3	266.9	281.9
2017 promissory notes	289.8	289.8	293.6	293.6
TILC warehouse facility	154.5	154.5	150.7	150.7
TRL 2012 secured railcar equipment notes	397.1	376.8	402.8	390.4
TRIP Master Funding secured railcar equipment notes	957.0	975.6	962.5	1,007.6
	2,380.3	2,411.8	2,401.2	2,459.5
Less: unamortized debt issuance costs	(27.9)		(25.6)
	2,352.4		2,375.6
Total	$3,223.4	$3,451.5	$3,242.4	$3,603.6
The estimated fair values of our senior notes and convertible subordinated notes were based on a quoted market price in a market with little activity as of March 31, 2018 and December 31, 2017 (Level 2 input). The estimated fair values of our 2006, 2009, 2010, and 2012 secured railcar equipment notes and TRIP Rail Master Funding LLC (“TRIP Master Funding”) secured railcar equipment notes are based on our estimate of their fair value as of March 31, 2018 and December 31, 2017 using unobservable input values provided by a third party (Level 3 inputs). The carrying value of our Trinity Industries Leasing Company (“TILC”) warehouse facility and 2017 promissory notes approximate fair value because the interest rate adjusts to the market interest rate (Level 3 input). The fair values of all other financial instruments are estimated to approximate carrying value. See Note 11 Debt for a description of the Company's long-term debt.

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
The financial information for these segments is shown in the tables below. We operate principally in North America.
Three Months Ended March 31, 2018

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Railcars			$521.1
Components and maintenance services			77.4
Rail Group	$302.4	$296.1	598.5	$58.9

Highway products			54.8
Construction aggregates			52.6
Other			17.6
Construction Products Group	123.4	1.6	125.0	19.4

Inland Barge Group	30.8	—	30.8	(0.7)

Wind towers and utility structures			147.5
Other			79.2
Energy Equipment Group	199.2	27.5	226.7	21.3

Leasing and management			174.6
Sales of leased railcars owned one year or less at the time of sale			—
Railcar Leasing and Management Services Group	174.3	0.3	174.6	71.1

All Other	1.2	23.6	24.8	(3.3)

Segment Totals before Eliminations and Corporate	831.3	349.1	1,180.4	166.7
Corporate	—	—	—	(39.5)
Eliminations – Lease subsidiary	—	(296.1)	(296.1)	(28.7)
Eliminations – Other	—	(53.0)	(53.0)	0.1
Consolidated Total	$831.3	$—	$831.3	$98.6

Three Months Ended March 31, 2017

	Revenues			Operating Profit (Loss)
	External	Intersegment	Total
	(in millions)
Railcars			$425.1
Components and maintenance services			53.2
Rail Group	$286.0	$192.3	478.3	$50.5

Highway products			63.5
Construction aggregates			49.6
Other			10.0
Construction Products Group	120.9	2.2	123.1	15.5

Inland Barge Group	62.7	—	62.7	6.3

Wind towers and utility structures			180.8
Other			74.6
Energy Equipment Group	227.8	27.6	255.4	29.6

Leasing and management			178.9
Sales of leased railcars owned one year or less at the time of sale			—
Railcar Leasing and Management Services Group	178.6	0.3	178.9	85.0

All Other	1.3	21.5	22.8	(4.6)

Segment Totals before Eliminations and Corporate	877.3	243.9	1,121.2	182.3
Corporate	—	—	—	(35.1)
Eliminations – Lease subsidiary	—	(192.2)	(192.2)	(29.4)
Eliminations – Other	—	(51.7)	(51.7)	(1.9)
Consolidated Total	$877.3	$—	$877.3	$115.9

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
At March 31, 2018, the Company's carrying value of its investment in TRIP Holdings and RIV 2013 totaled $191.7 million. The Company's weighted average ownership interest in TRIP Holdings and RIV 2013 is 38% while the remaining 62% weighted average interest is owned by third-party investor-owned funds. The Company's investments in its partially-owned leasing subsidiaries are eliminated in consolidation.
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

Note 6. Railcar Leasing and Management Services Group
The Railcar Leasing and Management Services Group owns and operates a fleet of railcars as well as provides third-party fleet leasing, management, maintenance, and administrative services. Selected consolidating financial information for the Leasing Group is as follows:

	March 31, 2018
	Leasing Group
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash, cash equivalents, and short-term marketable securities	$6.1	$—	$840.1	$846.2
Property, plant, and equipment, net	$4,427.7	$1,822.8	$972.2	$7,222.7
Net deferred profit on railcars sold to the Leasing Group				(829.2)
Consolidated property, plant and equipment, net				$6,393.5
Restricted cash	$123.4	$53.8	$0.1	$177.3
Debt:
Recourse	$27.4	$—	$849.9	$877.3
Less: unamortized discount	—	—	(3.6)	(3.6)
Less: unamortized debt issuance costs	—	—	(2.7)	(2.7)
	27.4	—	843.6	871.0
Non-recourse	1,026.2	1,354.1	—	2,380.3
Less: unamortized debt issuance costs	(13.9)	(14.0)	—	(27.9)
	1,012.3	1,340.1	—	2,352.4
Total debt	$1,039.7	$1,340.1	$843.6	$3,223.4
Net deferred tax liabilities	$660.9	$0.8	$75.6	$737.3

	December 31, 2017
	Leasing Group
	Wholly- Owned Subsidiaries	Partially-Owned Subsidiaries	Manufacturing/ Corporate	Total
	(in millions)
Cash, cash equivalents, and short-term marketable securities	$3.3	$—	$1,094.8	$1,098.1
Property, plant, and equipment, net	$4,147.5	$1,824.6	$972.7	$6,944.8
Net deferred profit on railcars sold to the Leasing Group				(810.1)
Consolidated property, plant and equipment, net				$6,134.7
Restricted cash	$132.2	$62.9	$0.1	$195.2
Debt:
Recourse	$28.3	$—	$849.9	$878.2
Less: unamortized discount	—	—	(8.5)	(8.5)
Less: uamortized debt issuance costs	—	—	(2.9)	(2.9)
	28.3	—	838.5	866.8
Non-recourse	1,035.9	1,365.3	—	2,401.2
Less: unamortized debt issuance costs	(11.1)	(14.5)	—	(25.6)
	1,024.8	1,350.8	—	2,375.6
Total debt	$1,053.1	$1,350.8	$838.5	$3,242.4
Net deferred tax liabilities	$653.7	$0.8	$69.4	$723.9
Net deferred profit on railcars sold to the Leasing Group consists of intersegment profit that is eliminated in consolidation and is, therefore, not allocated to an operating segment. See Note 5 Partially-Owned Leasing Subsidiaries and Note 11 Debt for a further discussion regarding the Company’s investment in its partially-owned leasing subsidiaries and the related indebtedness. See Note 13 Income Taxes for a discussion of the effects of the Tax Cuts and Jobs Act on net deferred tax liabilities. See Note 19 Financial Statements of Guarantors of the Senior Notes for a discussion of subsidiary guarantees of the Senior Notes.

	Three Months Ended March 31,
	2018	2017	Percent
	($ in millions)		Change
Revenues:
Leasing and management	$174.6	$178.9	(2.4)%
Sales of railcars owned one year or less at the time of sale	—	—	*
Total revenues	$174.6	$178.9	(2.4)

Operating profit:
Leasing and management	$69.0	$85.0	(18.8)
Railcar sales:
Railcars owned one year or less at the time of sale	—	—	*
Railcars owned more than one year at the time of sale	2.1	—	*
Total operating profit	$71.1	$85.0	(16.4)

Operating profit margin:
Leasing and management	39.5%	47.5%
Railcar sales	*	*
Total operating profit margin	40.7%	47.5%

Selected expense information(1):
Depreciation	$45.1	$42.1	7.1
Maintenance and compliance	$26.4	$20.5	28.8
Rent	$10.1	$10.1	—
Interest	$31.5	$30.6	2.9
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
During the three months ended March 31, 2018 and 2017, the Company received proceeds from the sales of leased railcars as follows:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$—	$—
Railcars owned more than one year at the time of sale	15.5	—
Rail Group	—	—
	$15.5	$—
Equipment consists primarily of railcars leased by third parties. The Leasing Group purchases equipment manufactured predominantly by the Rail Group and enters into lease contracts with third parties with terms generally ranging from one to twenty years. The Leasing Group primarily enters into operating leases. Future contractual minimum rental revenues on leases are as follows:

	Remaining nine months of 2018	2019	2020	2021	2022	Thereafter	Total
	(in millions)
Future contractual minimum rental revenue	$389.4	$444.4	$360.9	$255.9	$193.0	$378.8	$2,022.4
Debt. Wholly-owned subsidiaries. The Leasing Group’s debt at March 31, 2018 consisted primarily of non-recourse debt. As of March 31, 2018, Trinity’s wholly-owned subsidiaries included in the Leasing Group held equipment with a net book value of $1,735.5 million which is pledged as collateral for Leasing Group debt held by those subsidiaries, including equipment with a net book value of $40.4 million securing capital lease obligations. The net book value of unpledged equipment at March 31, 2018 was $2,627.8 million. See Note 11 Debt for the form, maturities, and descriptions of Leasing Group debt.

Partially-owned subsidiaries. Debt owed by TRIP Holdings and RIV 2013 and their respective subsidiaries is nonrecourse to Trinity and TILC. Creditors of each of TRIP Holdings and RIV 2013 and their respective subsidiaries have recourse only to the particular subsidiary's assets. TRIP Master Funding equipment with a net book value of $1,273.4 million is pledged as collateral for the TRIP Master Funding debt. TRL 2012 equipment with a net book value of $549.4 million is pledged solely as collateral for the TRL 2012 secured railcar equipment notes. See Note 5 Partially-Owned Leasing Subsidiaries for a description of TRIP Holdings and RIV 2013.
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
These Leasing Group subsidiaries had total assets as of March 31, 2018 of $138.0 million, including cash of $48.0 million and railcars of $62.9 million. The subsidiaries' cash, railcars, and an interest in each sublease are pledged to collateralize the lease obligations to the Trusts and are included in the consolidated financial statements of the Company. Trinity does not guarantee the performance of the subsidiaries’ lease obligations. Certain ratios and cash deposits must be maintained by the Leasing Group’s subsidiaries in order for excess cash flow, as defined in the agreements, from the lease to third parties to be available to Trinity. Future operating lease obligations of the Leasing Group’s subsidiaries as well as future contractual minimum rental revenues related to these leases due to the Leasing Group are as follows:

	Remaining nine months of 2018	2019	2020	2021	2022	Thereafter	Total
	(in millions)
Future operating lease obligations of Trusts’ railcars	$21.9	$28.8	$26.1	$26.1	$24.9	$93.0	$220.8
Future contractual minimum rental revenues of Trusts’ railcars	$30.8	$28.8	$18.7	$13.1	$8.9	$7.7	$108.0
Operating Lease Obligations. Future amounts due as well as future contractual minimum rental revenues related to operating leases other than leases discussed above are as follows:

	Remaining nine months of 2018	2019	2020	2021	2022	Thereafter	Total
	(in millions)
Future operating lease obligations	$8.9	$9.7	$7.7	$7.6	$6.8	$7.1	$47.8
Future contractual minimum rental revenues	$8.2	$8.2	$5.3	$3.8	$3.3	$1.4	$30.2
Operating lease obligations totaling $4.8 million are guaranteed by Trinity Industries, Inc. and certain subsidiaries. See Note 6 of the December 31, 2017 Consolidated Financial Statements filed on Form 10-K for a detailed explanation of these financing transactions.

Note 7. Derivative Instruments
We may use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also may use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 Fair Value Accounting for discussion of how the Company valued its commodity hedges and interest rate swap at March 31, 2018. See Note 11 Debt for a description of the Company's debt instruments.
Interest rate hedges

			Included in accompanying balance sheet at March 31, 2018
	Notional Amount	Interest Rate(1)	Asset / (liability)	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(0.4)	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$3.7	$5.0
TRIP Master Funding secured railcar equipment notes	$34.8	2.62%	$—	$0.3	$0.4
Open hedge:
2017 promissory notes	$173.9	3.00%	$2.6	$(0.2)	$—

(1)	Weighted average fixed interest rate, except for 2017 promissory notes. Interest rate cap for 2017 promissory notes.

	Effect on interest expense - increase/(decrease)
	Three Months Ended March 31,		Expected effect during next twelve months
	2018	2017
	(in millions)

2006 secured railcar equipment notes	$(0.1)	$(0.1)	$(0.1)
TRIP Holdings warehouse loan	$0.7	$1.2	$2.0
TRIP Master Funding secured railcar equipment notes	$0.1	$0.2	$0.2
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
Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the life of the terminated hedge with $2.0 million of additional interest expense expected to be recognized during the twelve months following March 31, 2018.
In July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with an initial notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The TRIP Master Funding interest rate hedge was terminated in August 2017 in connection with the refinancing of the related indebtedness. The effect on interest expense is due to amortization of the AOCL balance. The balance included in AOCL at the date the hedge was terminated is being amortized over the life of the terminated hedge with $0.2 million of additional interest expense expected to be recognized during the twelve months following March 31, 2018.
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

Other Derivatives
Natural gas and diesel fuel
We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The effect on operating income for these instruments was not significant. The amount recorded in the consolidated balance sheet as of March 31, 2018 for these instruments was not significant.
Note 8. Property, Plant, and Equipment
The following table summarizes the components of property, plant, and equipment as of March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
	(in millions)
Manufacturing/Corporate:
Land	$122.0	$122.1
Buildings and improvements	668.5	668.1
Machinery and other	1,240.8	1,223.6
Construction in progress	33.2	32.6
	2,064.5	2,046.4
Less accumulated depreciation	(1,092.3)	(1,073.7)
	972.2	972.7
Leasing:
Wholly-owned subsidiaries:
Machinery and other	10.7	10.7
Equipment on lease	5,310.9	4,995.7
	5,321.6	5,006.4
Less accumulated depreciation	(893.9)	(858.9)
	4,427.7	4,147.5
Partially-owned subsidiaries:
Equipment on lease	2,331.5	2,317.7
Less accumulated depreciation	(508.7)	(493.1)
	1,822.8	1,824.6

Deferred profit on railcars sold to the Leasing Group	(1,011.6)	(985.2)
Less accumulated amortization	182.4	175.1
	(829.2)	(810.1)
	$6,393.5	$6,134.7

Note 9. Goodwill
Goodwill by segment is as follows:

	March 31, 2018	December 31, 2017
		(as reported)
	(in millions)
Rail Group	$134.6	$134.6
Construction Products Group	136.0	136.0
Inland Barge Group	9.9	—
Energy Equipment Group	507.5	507.9
Railcar Leasing and Management Services Group	1.8	1.8
	$789.8	$780.3
The increase in the Inland Barge Group goodwill during the three months ended March 31, 2018 is due to an acquisition. See Note 2 Acquisitions and Divestitures. Changes in goodwill in the Energy Equipment Group during the three months ended March 31, 2018 resulted from fluctuations in foreign currency exchange rates.

Note 10. Warranties
The changes in the accruals for warranties for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Beginning balance	$12.7	$15.7
Warranty costs incurred	(1.5)	(1.7)
Warranty originations and revisions	1.3	0.8
Warranty expirations	(0.3)	(0.8)
Ending balance	$12.2	$14.0

Note 11. Debt
The following table summarizes the components of debt as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(in millions)
Corporate – Recourse:
Revolving credit facility	$—	$—
Senior notes, net of unamortized discount of $0.3 and $0.3	399.7	399.7
Convertible subordinated notes, net of unamortized discount of $3.3 and $8.2	446.1	441.2
Other	0.5	0.5
	846.3	841.4
Less: unamortized debt issuance costs	(2.7)	(2.9)
	843.6	838.5
Leasing – Recourse:
Capital lease obligations	27.4	28.3
Total recourse debt	871.0	866.8

Leasing – Non-recourse:
Wholly-owned subsidiaries:
2006 secured railcar equipment notes	152.8	158.5
2009 secured railcar equipment notes	164.8	166.2
2010 secured railcar equipment notes	264.3	266.9
2017 promissory notes	289.8	293.6
TILC warehouse facility	154.5	150.7
	1,026.2	1,035.9
Less: unamortized debt issuance costs	(13.9)	(11.1)
	1,012.3	1,024.8
Partially-owned subsidiaries:
TRL 2012 secured railcar equipment notes	397.1	402.8
TRIP Master Funding secured railcar equipment notes	957.0	962.5
	1,354.1	1,365.3
Less: unamortized debt issuance costs	(14.0)	(14.5)
	1,340.1	1,350.8
Total non–recourse debt	2,352.4	2,375.6
Total debt	$3,223.4	$3,242.4
We have a $600.0 million unsecured corporate revolving credit facility that matures in May 2020. As of March 31, 2018, we had letters of credit issued under our revolving credit facility in an aggregate principal amount of $78.8 million, leaving $521.2 million available for borrowing. Other than these letters of credit, there were no borrowings under our revolving credit facility as of March 31, 2018, or during the three month period then ended. Of the outstanding letters of credit as of March 31, 2018, approximately $78.0 million is expected to expire in 2018 and the remainder in 2019. The majority of our letters of credit obligations support the Company’s various insurance programs and generally renew by their terms each year. Trinity’s revolving credit facility requires the maintenance of ratios related to minimum interest coverage for the leasing and manufacturing operations and maximum leverage. As of March 31, 2018, we were in compliance with all such financial covenants. Borrowings under the credit facility bear interest at a defined index rate plus a margin and are guaranteed by certain 100%-owned subsidiaries of the Company.

The Company's Convertible Subordinated Notes due 2036 (the “Notes”) bear an interest rate of 3 7/8% per annum on the principal amount payable semi-annually in arrears on June 1 and December 1 of each year. In addition, commencing with the six-month period beginning June 1, 2018 and for each six-month period thereafter, we will pay contingent interest to the holders of the Notes under certain circumstances. The Notes mature on June 1, 2036, unless redeemed, repurchased, or converted earlier. We may not redeem the Notes before June 1, 2018. On or after that date, we may redeem all or part of the Notes for cash at 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest (including any contingent interest) up to, but excluding, the redemption date. Holders of the Notes may require us to purchase all or a portion of their notes on June 1, 2018 or upon a fundamental change, in each case for cash at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest (including any contingent interest) up to, but excluding, the purchase date.
The Notes are recorded net of unamortized discount to reflect their underlying economics by capturing the value of the conversion option as borrowing costs. As of March 31, 2018 and December 31, 2017, capital in excess of par value included $92.5 million related to the estimated value of the Notes’ conversion options, in accordance with ASC 470-20. Debt discount recorded in the consolidated balance sheet is being amortized through June 1, 2018 to yield an effective annual interest rate of 8.42% based upon the estimated market interest rate for comparable non-convertible debt as of the issuance date of the Notes. Total interest expense recognized on the Notes for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Coupon rate interest	$4.4	$4.4
Amortized debt discount	4.9	4.5
	$9.3	$8.9
Holders of the Notes may convert their notes under the following circumstances: 1) if the daily closing price of our common stock is greater than or equal to 130% of the conversion price during 20 of the last 30 trading days of the preceding calendar quarter; 2) upon notice of redemption; or 3) upon the occurrence of specified corporate transactions pursuant to the terms of the applicable indenture. Upon conversion, the Company is required to pay cash up to the aggregate principal amount of the Notes to be converted. Any conversion obligation in excess of the aggregate principal amount of the Notes to be converted may be settled in cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock, at the Company’s election. The conversion price, which is subject to adjustment upon the occurrence of certain events, was $24.21 per share as of March 31, 2018. The Notes were subject to conversion as of April 1, 2018.
On April 23, 2018, the Company gave notice of its election to redeem all of the outstanding Notes on June 1, 2018 pursuant to the terms of the Indenture governing the Notes. The outstanding Notes will be redeemed for cash equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest to, but excluding, June 1, 2018. As of April 23, 2018, there were approximately $449.4 million aggregate principal amount of Notes outstanding.
In addition, the Company notified the trustee, pursuant to the Indenture governing the Notes, that the Notes became convertible as a result of the Company’s election to redeem the Notes. Subject to the terms of the Indenture and the Notes, holders may convert their Notes at any time until 5:00 p.m., New York City time, on May 30, 2018. The current conversion rate of the Notes is 41.439 shares of the Company’s common stock per $1,000 principal amount of the Notes. Upon conversion, the Company will deliver to the holders in respect of each $1,000 principal amount of Notes being converted a “settlement amount,” as defined in the Indenture governing the Notes, equal to the sum of the daily settlement amounts for each of the 20 consecutive trading days of the cash settlement averaging period. Although the Company has the option to make the conversion payments in cash and shares of the Company’s common stock (or cash in lieu of some or all of the shares of common stock), the Company intends to make the entire conversion payment with respect to all Notes converted solely in cash.
See Note 17 Earnings Per Common Share for an explanation of the effects of the Convertible Subordinated Notes on earnings per share. The Company has not entered into any derivatives transactions associated with these notes.
The TILC warehouse loan facility, established to finance railcars owned by TILC, had $154.5 million in outstanding borrowings as of March 31, 2018. In March 2018, the facility, previously totaling $1.0 billion, was extended through March 2021 at a reduced amount of $750.0 million at the Company's election. Under the renewed facility, the entire unused facility amount of $595.5 million was available as of March 31, 2018 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation and is secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the renewed facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 3.57% at March 31, 2018. Amounts outstanding at maturity, absent renewal, are payable under the renewed facility in March 2022.

Terms and conditions of other debt, including recourse and non-recourse provisions, are described in Note 11 of the December 31, 2017 Consolidated Financial Statements filed on Form 10-K.
The remaining principal payments under existing debt agreements as of March 31, 2018, after considering the notice to redeem the Notes are as follows:

	Remaining nine months of 2018	2019	2020	2021	2022	Thereafter
	(in millions)
Recourse:
Corporate	$449.5	$0.1	$0.2	$0.1	$—	$400.0
Leasing – capital lease obligations (Note 6)	20.5	6.9	—	—	—	—
Non-recourse – leasing (Note 6):
2006 secured railcar equipment notes	19.8	28.0	29.8	29.2	29.9	16.1
2009 secured railcar equipment notes	5.0	11.2	6.6	13.4	14.1	114.5
2010 secured railcar equipment notes	7.4	7.6	14.2	20.1	21.0	194.0
2017 promissory notes	11.3	15.1	15.1	15.1	15.1	218.1
TILC warehouse facility	4.6	6.2	6.2	6.2	1.5	—
Facility termination payments - TILC warehouse facility	—	—	—	—	129.8	—
TRL 2012 secured railcar equipment notes	17.4	21.9	19.3	19.9	19.6	299.0
TRIP Master Funding secured railcar equipment notes	14.8	23.8	32.9	40.4	40.6	804.5
Total principal payments	$550.3	$120.8	$124.3	$144.4	$271.6	$2,046.2

Note 12. Other, Net
Other, net (income) expense consists of the following items:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Foreign currency exchange transactions	$0.9	$1.6
Loss on equity investments	0.1	—
Pension cost	(1.1)	(0.7)
Other	(0.1)	(0.8)
Other, net	$(0.2)	$0.1
Pension cost, previously included in operating profit, represents the non-service cost components of pension cost as a result of the adoption of ASU 2017-07. See Note 1 Summary of Significant Accounting Policies. Other for the three months ended March 31, 2018 and 2017 includes $0.3 million in expense and $0.4 million in income, respectively, related to the change in fair value of certain equity instruments.

Note 13. Income Taxes
The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate on income before income taxes:

	Three Months Ended March 31,
	2018	2017
Statutory rate	21.0%	35.0%
State taxes	1.8	1.4
Noncontrolling interest in partially-owned subsidiaries	—	(0.4)
Changes in valuation allowance and reserves	3.2	0.2
Settlements with tax authorities	—	(8.0)
Other, net	0.2	0.5
Effective rate	26.2%	28.7%

Our effective tax rate reflects the Company's estimate for its state income tax expense, income attributable to the noncontrolling interests in partially-owned leasing subsidiaries for which no income tax expense is provided, and the impact of the completion of income tax audits that resulted in a net tax benefit. See Note 5 Partially-Owned Leasing Subsidiaries for a further explanation of activities with respect to our partially-owned leasing subsidiaries.
The Tax Cuts and Jobs Act (the "Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35.0% to 21.0%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings. In December 2017, we recorded a tax benefit after the initial assessment of the tax effects of the Act, and we will continue refining this amount throughout 2018. During the quarter ended March 31, 2018, we adjusted our initial assessment of the tax effects of the Act to record an additional benefit related to the transition tax. We are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of our deferred tax balance or give rise to new deferred tax amounts in future periods of 2018.The impact of the Act may differ from our estimate due to changes in the regulations, rulings, guidance, and interpretations issued by the Internal Revenue Service ("IRS") and the FASB as well as interpretations and assumptions made by the Company. For the items for which we were able to determine a reasonable estimate, we recognized an additional provisional net benefit of $0.5 million for the three months ended March 31, 2018, which is included as a component of income tax expense. The calculation of our estimated annual effective tax rate includes the estimated impact of  provisions of the Tax Act, such as interest limitations, and foreign limitations or inclusions.  These estimates could change as additional information becomes available on these provisions of the Tax Act.
Taxing authority examinations
During the year ended December 31, 2017, the IRS formally closed its audit of the 2006-2009 tax years, and the 2013 tax year.The unrecognized tax benefits and deferred tax amounts related to these tax years were adjusted resulting in a $5.8 million tax benefit. The 2014-2016 tax years have been reviewed by the IRS with no significant adjustments. The 2014-2017 tax years remain open.
We have various subsidiaries in Mexico that file separate tax returns and are subject to examination by taxing authorities at different times. The entities are generally open for their 2010 tax years and forward.
Unrecognized tax benefits
The change in unrecognized tax benefits for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Beginning balance	$8.2	$28.2
Additions for tax positions of prior years	1.6	0.1
Settlements	—	(23.3)
Ending balance	$9.8	$5.0
Additions for tax positions related to prior years of $1.6 million and $0.1 million recorded in the three months ended March 31, 2018 and 2017, respectively, are due to a state filing position. Settlements during the three months ended March 31, 2017 were due to the resolution of our 2006-2009 income tax years.
The total amount of unrecognized tax benefits including interest and penalties at March 31, 2018 and 2017, that would affect the Company’s overall effective tax rate if recognized was $11.6 million and $5.4 million, respectively. There is a reasonable possibility that unrecognized federal and state tax benefits will decrease by $5.2 million by March 31, 2019, due to settlements and lapses in statutes of limitations for assessing tax for tax years in which an extension was not requested by the taxing authority.
Trinity accounts for interest expense and penalties related to income tax issues as income tax expense. Accordingly, interest expense and penalties associated with an uncertain tax position are included in the income tax provision. The total amount of accrued interest and penalties as of March 31, 2018 and December 31, 2017 was $4.3 million and $4.1 million, respectively. Income tax expense included an increase of $0.2 million and a decrease of $5.4 million in interest expense and penalties related to uncertain tax positions for the three months ended March 31, 2018 and March 31, 2017, respectively.

Note 14. Employee Retirement Plans
The following table summarizes the components of net retirement cost for the Company:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Expense Components
Service cost	$—	$0.1
Interest	4.5	4.9
Expected return on plan assets	(6.8)	(6.8)
Amortization of actuarial loss	1.2	1.2
Defined benefit expense	(1.1)	(0.6)
Profit sharing	4.4	4.0
Multiemployer plan	0.6	0.6
Net expense	$3.9	$4.0
Trinity contributed $0.7 million to the Company's defined benefit pension plans for the three months ended March 31, 2018. Contributions to the Company's defined benefit pension plans for the three months ended March 31, 2017 were not significant. Total contributions to the Company's defined benefit pension plans in 2018 are expected to be approximately $18.4 million. The Company participates in a multiemployer defined benefit plan under the terms of a collective-bargaining agreement that covers certain union-represented employees. The Company contributed $0.6 million and $0.6 million to the multiemployer plan for the three months ended March 31, 2018 and 2017, respectively. Total contributions to the multiemployer plan for 2018 are expected to be approximately $2.5 million.

Note 15. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss for the three months ended March 31, 2018 are as follows:

	Currency translation adjustments	Unrealized gain/(loss) on derivative financial instruments	Net actuarial gains/(losses) of defined benefit plans	Accumulated Other Comprehensive Loss
	(in millions)
Balances at December 31, 2017	$(22.4)	$0.3	$(82.7)	$(104.8)
Other comprehensive income (loss), net of tax, before reclassifications	(0.7)	0.8	—	0.1
Amounts reclassified from accumulated other comprehensive loss, net of tax expense (benefit) of $-, $0.3, $(0.4), and $(0.1)	—	1.0	0.8	1.8
Less: noncontrolling interest	—	(0.4)	—	(0.4)
Other comprehensive income (loss)	(0.7)	1.4	0.8	1.5
Cumulative effect of adopting accounting standard (see Note 1)	(0.2)	0.1	(18.6)	(18.7)
Balances at March 31, 2018	$(23.3)	$1.8	$(100.5)	$(122.0)
See Note 7 Derivative Instruments for information on the reclassification of amounts in accumulated other comprehensive loss into earnings. Reclassifications of unrealized before-tax losses on derivative financial instruments are included in interest expense in the consolidated statements of operations. Approximately $0.8 million of the before-tax reclassification of net actuarial gains/(losses) of defined benefit plans are included in cost of revenues with the remainder included in selling, engineering, and administrative expenses in the consolidated statement of operations for the three months ended March 31, 2018.

Note 16. Stock-Based Compensation
Stock-based compensation totaled approximately $8.3 million and $7.6 million for the three months ended March 31, 2018 and 2017, respectively.

Note 17. Earnings Per Common Share
Basic net income attributable to Trinity Industries, Inc. per common share is computed by dividing net income attributable to Trinity remaining after allocation to unvested restricted shares by the weighted average number of basic common shares outstanding for the period. Except when the effect would be antidilutive, the calculation of diluted net income attributable to Trinity per common share includes 1) the net impact of unvested restricted shares and shares that could be issued under outstanding stock options and 2) the incremental shares calculated by dividing the value of the conversion obligation in excess of the Convertible Subordinated Notes' aggregate principal amount by the average price of the Company's common stock during the period. See Note 11 Debt for further explanation of the Company's Convertible Subordinated Notes. Total weighted average restricted shares and antidilutive stock options were 6.2 million shares for the three months ended March 31, 2018 and 2017, respectively.
The computation of basic and diluted net income attributable to Trinity Industries, Inc. follows.

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Income (Loss)	Average Shares	EPS	Income (Loss)	Average Shares	EPS
	(in millions, except per share amounts)
Net income attributable to Trinity Industries, Inc.	$40.2			$46.0
Unvested restricted share participation	(0.7)			(1.2)
Net income attributable to Trinity Industries, Inc. – basic	39.5	147.4	$0.27	44.8	148.7	$0.30
Effect of dilutive securities:
Nonparticipating unvested restricted shares and stock options	—	0.9		—	—
Convertible subordinated notes	—	5.4		—	1.9
Net income attributable to Trinity Industries, Inc. – diluted	$39.5	153.7	$0.26	$44.8	150.6	$0.30

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
On September 29, 2017, the United States Court of Appeals for the Fifth Circuit ("Fifth Circuit") reversed the District Court’s $682.4 million judgment and rendered judgment as a matter of law in favor of the Company and Trinity Highway Products. On October 27, 2017, Mr. Harman filed a Petition for Rehearing En Banc in the Fifth Circuit, which was denied by the Fifth Circuit on November 14, 2017. On February 12, 2018, the relator, Mr. Joshua Harman, filed a petition for certiorari with the United States Supreme Court, seeking a review of the Fifth Circuit's decision. Mr. Harman's petition for certiorari remains pending.
Further appellate review would continue to result in legal expenses that are expensed as incurred. We remain confident in the performance of the product at issue in this matter, and we maintain that the allegations in the case are baseless and without merit.
Based on information currently available to the Company and previously disclosed, including, but not limited to the significance of the successful completion of eight post-verdict crash tests of the ET Plus in 2015, the favorable findings and conclusions published in 2015 by two joint task forces of the Federal Highway Administration and the American Association of State Highway and Transportation Officials regarding the ET Plus end terminal system, the Fifth Circuit's unanimous panel opinion reversing the $682.4 million judgment and rendering judgment in favor of the Company, and the Fifth Circuit's subsequent denial of Mr. Harman's Petition for Rehearing En Banc, we do not believe that a loss is probable in this matter, therefore no accrual has been included in the accompanying consolidated financial statements.

State, county, and municipal actions
Mr. Harman has also filed twelve separate state qui tam actions pursuant to: the Virginia Fraud Against Taxpayers Act (Commonwealth of Virginia ex rel. Joshua M. Harman v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. CL13-698, in the Circuit Court, Richmond, Virginia); the Indiana False Claims and Whistleblower Protection Act (State of Indiana ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 49D06-1407-PL-024117, in the Sixth Court of Marion County, Indiana); the Delaware False Claims and Reporting Act (State of Delaware ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Civ. No. N14C-06-227 MMJ CCLD, in the Superior Court of the State of Delaware In and For New Castle County); the Iowa False Claims Act (State of Iowa ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. CVCV048309, in the Iowa District Court for Polk County); the Rhode Island False Claims Act (State of Rhode Island ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 14-3498, in the Superior Court for the State of Rhode Island and Providence Plantations); the Tennessee False Claims Act (State of Tennessee ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 14C2652, in the Circuit Court for Davidson County, Tennessee); the Minnesota False Claims Act (State of Minnesota ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 62-CV-14-3457, in the Second Judicial District Court, Ramsey County, Minnesota); the Montana False Claims Act (State of Montana ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. DV 14-0692, in the Montana Thirteenth Judicial District Court for Yellowstone County); the Georgia Taxpayer Protection False Claims Act (State of Georgia ex rel. Joshua M. Harman v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 1:15-CV-1260, in the U.S. District Court for the Northern District of Georgia); the Florida False Claims Act (State of Florida ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc., and Trinity Highway Products, LLC, Case No. 2014-CA-000596, in the Circuit Court of the Second Judicial Circuit in and for Leon County, Florida); the Illinois False Claims Act (State of Illinois ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 2014 L 000098, in the Circuit Court for the Sixth Judicial District, Sangamon County, Illinois); and the Massachusetts False Claims Act (Commonwealth of Massachusetts ex rel. Joshua M. Harman Qui Tam v. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 1484-CV-02364, in the Superior Court Department of the Trial Court). In each of these twelve cases, Mr. Harman is alleging the Company violated the respective states' false claims act pertaining to sales of the ET Plus, and he is seeking damages, civil penalties, attorneys’ fees, costs and interest. Also, the respective states’ Attorneys General filed Notices of Election to Decline Intervention in all of these matters, with the exception of the Commonwealth of Virginia Attorney General who intervened in the Virginia matter. At this time all of the above-referenced state qui tam cases are stayed.
The Company believes these state qui tam lawsuits are without merit and intends to vigorously defend all allegations. Other states could take similar or different actions, and could be considering similar state false claims or other litigation against the Company.
The Company was served in a lawsuit filed February 11, 2015, titled The Corporation of the City of Stratford and Trinity Industries, Inc., Trinity Highway Products, LLC, and Trinity Industries Canada, Inc., Case No. 15-2622 CP, pending in Ontario Superior Court of Justice. The alleged class in this matter was identified as persons in Canada who purchased and/or used an ET Plus guardrail end terminal. The plaintiff alleged that Trinity Industries, Inc., Trinity Highway Products, LLC, and Trinity Industries Canada, Inc., failed to warn of dangers associated with undisclosed modifications to the ET Plus guardrail end terminals, breached an implied warranty, breached a duty of care, and were negligent. The plaintiff was seeking $400 million in compensatory damages and $100 million in punitive damages. Alternatively, the plaintiff claimed the right to an accounting or other restitution remedy for disgorgement of the revenues generated by the sale of the modified ET Plus in Canada. On February 22, 2018, the Ontario Superior Court of Justice dismissed the lawsuit with prejudice, without having certified a class, and approved a settlement of the suit for a non-material settlement amount.
The Company has been served in a lawsuit filed November 5, 2015, titled Jackson County, Missouri, individually and on behalf of a class of others similarly situated vs. Trinity Industries, Inc. and Trinity Highway Products, LLC, Case No. 1516-CV23684 (Circuit Court of Jackson County, Missouri). The case is being brought by plaintiff for and on behalf of itself and all Missouri counties with a population of 10,000 or more persons, including the City of St. Louis, and the State of Missouri’s transportation authority. The plaintiff alleges that the Company and Trinity Highway Products did not disclose design changes to the ET Plus and these allegedly undisclosed design changes made the ET Plus allegedly defective, unsafe, and unreasonably dangerous. The plaintiff alleges product liability negligence, product liability strict liability, and negligently supplying dangerous instrumentality for supplier’s business purposes. The plaintiff seeks compensatory damages, interest, attorneys' fees and costs, and in the alternative plaintiff seeks a declaratory judgment that the ET Plus is defective, the Company’s conduct was unlawful, and class-wide costs and expenses associated with removing and replacing the ET Plus throughout Missouri. On December 6, 2017, the Court granted plaintiff's Motion for Class Certification, certifying a class of Missouri counties with populations of 10,000 or more persons, including the City of St. Louis and the State of Missouri's transportation authority that have or had ET Plus guardrail end terminals with 4-inch wide guide channels installed on roadways they own or maintain. On December 18, 2017, the Company and Trinity Highway Products filed a petition for permission to appeal the Order of Class Certification in the Missouri Court of Appeals for the Western District. On December 20, 2017, the Court of Jackson County, Missouri stayed the underlying matter pending final resolution of the appeal. On March 6, 2018, the Missouri Court of Appeals denied Trinity's petition for permission to appeal the

Order of Class Certification. On March 15, 2018, the Company and Trinity Highway Products filed a Petition for Writ of Prohibition with the Missouri Supreme Court, seeking review of the Order of Class Certification.
The Company believes this lawsuit is without merit and intends to vigorously defend all allegations. While the financial impacts of these state, county, and municipal actions are currently unknown, they could be material.
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
Product liability cases
The Company is currently defending a number of product liability lawsuits in several different states that are alleged to involve the ET Plus as well as other products manufactured by Trinity Highway Products. These cases are diverse in light of the randomness of collisions in general and the fact that each accident involving a roadside device such as an end terminal, or any other fixed object along the highway has its own unique facts and circumstances. As previously disclosed, Report 350 recognizes that performance of even the most carefully researched and tested roadside device is subject to physical laws and the crash worthiness of vehicles. The Company believes the District Court judgment in the FCA case, coupled with the media attention such judgment generated, caused the plaintiff’s bar to seek out individuals involved in collisions with a Trinity Highway Products manufactured product as potential clients, which resulted in additional product liability lawsuits being filed against the Company. The Company carries general liability insurance to mitigate the impact of adverse judgment exposures in these product liability cases. To the extent that the Company believes that a loss is probable with respect to these product liability cases, the accrual for such losses is included in the amounts described below under "Other matters".
Shareholder class actions
On January 11, 2016, the previously reported cases styled Thomas Nemky, Individually and On Behalf of All Other Similarly Situated v. Trinity Industries, Inc., Timothy R. Wallace, and James E. Perry, Case No. (2:15-CV-00732) (“Nemky”) and Richard J. Isolde, Individually and On Behalf of All Other Similarly Situated v. Trinity Industries, Inc., Timothy R. Wallace, and James E. Perry, Case No. (3:15-CV-2093) ("Isolde"), were consolidated in the District Court for the Northern District of Texas, with all future filings to be filed in the Isolde case. On March 9, 2016, the Court appointed the Department of the Treasury of the State of New Jersey and its Division of Investment and the Plumbers and Pipefitters National Pension Fund and United Association Local Union Officers & Employees’ Pension Fund as co-lead plaintiffs ("Lead Plaintiffs). On May 11, 2016, the Lead Plaintiffs filed their Consolidated Complaint alleging defendants Trinity Industries, Inc., Timothy R. Wallace, James E. Perry, and Gregory B. Mitchell violated Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder, and defendants Mr. Wallace and Mr. Perry violated Section 20(a) of the Securities Exchange Act of 1934 by making materially false and misleading statements and/or by failing to disclose material facts about Trinity's ET Plus and the FCA case styled Joshua Harman, on behalf of the United States of America, Plaintiff/Relator v. Trinity Industries, Inc., Defendant, Case No. 2:12-cv-00089-JRG (E.D. Tex.). On August 18, 2016, Trinity, Mr. Wallace, Mr. Perry, and Mr. Mitchell filed motions to dismiss Lead Plaintiffs Consolidated Complaint, which remain pending. On March 13, 2017, the Court granted defendant’s motion to stay and administratively close proceedings pending Fifth Circuit appeal. The Isolde matter is stayed and remains administratively closed pending the conclusion of the appeal in the Joshua Harman FCA case.
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
Other matters
The Company is involved in claims and lawsuits incidental to our business arising from various matters including product warranty, personal injury, environmental issues, workplace laws, and various governmental regulations. The Company evaluates its exposure to such claims and suits periodically and establishes accruals for these contingencies when a range of loss can be reasonably estimated. The range of reasonably possible losses for such matters, taking into consideration our rights in indemnity and recourse to third parties is $6.3 million to $29.2 million. This range includes any amount related to the Highway Products litigation matters described above in the section titled “Product liability cases.” At March 31, 2018, total accruals of $21.3 million, including environmental and workplace matters described below, are included in accrued liabilities in the accompanying consolidated balance sheet. The Company believes any additional liability would not be material to its financial position or results of operations.
Trinity is subject to remedial orders and federal, state, local, and foreign laws and regulations relating to the environment and the workplace. The Company has reserved $3.1 million to cover our probable and estimable liabilities with respect to the investigations, assessments, and remedial responses to such matters, taking into account currently available information and our contractual rights to indemnification and recourse to third parties. However, estimates of liability arising from future proceedings, assessments, or remediation are inherently imprecise. Accordingly, there can be no assurance that we will not become involved in future litigation or other proceedings involving the environment and the workplace or, if we are found to be responsible or liable in any such litigation or proceeding, that such costs would not be material to the Company. We believe that we are currently in substantial compliance with environmental and workplace laws and regulations.

Note 19. Financial Statements for Guarantors of the Senior Notes
The Company’s Senior Notes are fully and unconditionally and jointly and severally guaranteed by certain of Trinity’s 100%-owned subsidiaries: Trinity Industries Leasing Company; Trinity Marine Products, Inc.; Trinity North American Freight Car, Inc.; Trinity Rail Group, LLC; Trinity Tank Car, Inc.; Trinity Meyer Utility Structures, LLC; and Trinity Structural Towers, Inc. (collectively, the "Combined Guarantor Subsidiaries”). The Senior Notes indenture agreement includes customary provisions for the release of the guarantees by the Combined Guarantor Subsidiaries upon the occurrence of certain allowed events including the release of one or more of the Combined Guarantor Subsidiaries as guarantor under the Company's revolving credit facility. See Note 11 Debt. The Senior Notes are not guaranteed by any remaining 100%-owned subsidiaries of the Company or partially-owned subsidiaries (“Combined Non-Guarantor Subsidiaries”).
As of March 31, 2018, assets held by the Combined Non-Guarantor Subsidiaries included $134.1 million of restricted cash that was not available for distribution to Trinity Industries, Inc. (“Parent”), $3,549.2 million of equipment securing certain non-recourse debt, $66.3 million of equipment securing certain lease obligations held by the Combined Non-Guarantor Subsidiaries, and $305.4 million of assets located in foreign locations. As of December 31, 2017, assets held by the Combined Non-Guarantor Subsidiaries included $143.0 million of restricted cash that was not available for distribution to the Parent, $3,509.1 million of equipment securing certain non-recourse debt, $66.2 million of equipment securing certain lease obligations held by the Combined Non-Guarantor Subsidiaries, and $317.3 million of assets located in foreign locations.

Statement of Operations and Comprehensive Income
Three Months Ended March 31, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$483.1	$511.1	$(162.9)	$831.3
Cost of revenues	0.2	396.9	401.4	(168.4)	630.1
Selling, engineering, and administrative expenses	37.8	32.5	34.6	—	104.9
Gains/(losses) on dispositions of property	0.1	1.9	0.3	—	2.3
	37.9	427.5	435.7	(168.4)	732.7
Operating profit (loss)	(37.9)	55.6	75.4	5.5	98.6
Other (income) expense	2.4	8.1	31.7	—	42.2
Equity in earnings of subsidiaries, net of taxes	84.4	25.2	—	(109.6)	—
Income before income taxes	44.1	72.7	43.7	(104.1)	56.4
Provision (benefit) for income taxes	3.9	10.3	5.2	(4.6)	14.8
Net income	40.2	62.4	38.5	(99.5)	41.6
Net income attributable to noncontrolling interest	—	—	—	1.4	1.4
Net income attributable to controlling interest	$40.2	$62.4	$38.5	$(100.9)	$40.2

Net income	$40.2	$62.4	$38.5	$(99.5)	$41.6
Other comprehensive income (loss)	0.1	—	1.8	—	1.9
Comprehensive income	40.3	62.4	40.3	(99.5)	43.5
Comprehensive income attributable to noncontrolling interest	—	—	—	1.8	1.8
Comprehensive income attributable to controlling interest	$40.3	$62.4	$40.3	$(101.3)	$41.7

Statement of Operations and Comprehensive Income
Three Months Ended March 31, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Revenues	$—	$550.6	$464.0	$(137.3)	$877.3
Cost of revenues	2.4	442.2	356.9	(141.3)	660.2
Selling, engineering, and administrative expenses	32.8	30.8	38.9	—	102.5
Gains/(losses) on dispositions of property	0.5	0.1	0.7	—	1.3
	34.7	472.9	395.1	(141.3)	761.4
Operating profit (loss)	(34.7)	77.7	68.9	4.0	115.9
Other (income) expense	6.1	6.6	30.7	—	43.4
Equity in earnings of subsidiaries, net of taxes	57.6	17.0	—	(74.6)	—
Income before income taxes	16.8	88.1	38.2	(70.6)	72.5
Provision (benefit) for income taxes	(29.2)	40.4	9.8	(0.2)	20.8
Net income	46.0	47.7	28.4	(70.4)	51.7
Net income attributable to noncontrolling interest	—	—	—	5.7	5.7
Net income attributable to controlling interest	$46.0	$47.7	$28.4	$(76.1)	$46.0

Net income	$46.0	$47.7	$28.4	$(70.4)	$51.7
Other comprehensive income (loss)	1.0	—	1.1	—	2.1
Comprehensive income	47.0	47.7	29.5	(70.4)	53.8
Comprehensive income attributable to noncontrolling interest	—	—	—	6.5	6.5
Comprehensive income attributable to controlling interest	$47.0	$47.7	$29.5	$(76.9)	$47.3

Balance Sheet
March 31, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$607.7	$7.6	$53.3	$(43.2)	$625.4
Short-term marketable securities	220.8	—	—	—	220.8
Receivables, net of allowance	2.0	167.2	173.3	—	342.5
Income tax receivable	25.7	—	4.9	—	30.6
Inventory	—	371.8	238.2	(10.6)	599.4
Property, plant, and equipment, net	46.8	2,549.9	4,312.2	(515.4)	6,393.5
Investments in and advances to subsidiaries	5,613.8	2,905.8	325.9	(8,845.5)	—
Restricted cash	—	—	134.1	43.2	177.3
Goodwill and other assets	162.5	592.4	335.1	(2.5)	1,087.5
	$6,679.3	$6,594.7	$5,577.0	$(9,374.0)	$9,477.0
Liabilities:
Accounts payable	$10.0	$57.5	$116.0	$(0.1)	$183.4
Accrued liabilities	214.0	51.3	133.6	(2.5)	396.4
Debt	843.2	27.4	2,352.8	—	3,223.4
Deferred income	—	18.5	1.3	—	19.8
Deferred income taxes	48.2	700.9	13.7	(5.8)	757.0
Advances from subsidiaries	669.1	—	—	(669.1)	—
Other liabilities	64.2	0.7	1.5	—	66.4
Total stockholders' equity	4,830.6	5,738.4	2,958.1	(8,696.5)	4,830.6
	$6,679.3	$6,594.7	$5,577.0	$(9,374.0)	$9,477.0

Balance Sheet
December 31, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Assets:
Cash and cash equivalents	$763.9	$1.6	$65.3	$(52.2)	$778.6
Short-term marketable securities	319.5	—	—	—	319.5
Receivables, net of allowance	1.1	204.2	164.4	—	369.7
Income tax receivable	24.0	—	5.0	—	29.0
Inventory	—	413.6	236.8	(9.8)	640.6
Property, plant, and equipment, net	47.6	2,310.7	4,293.0	(516.6)	6,134.7
Investments in and advances to subsidiaries	5,515.2	3,049.7	255.5	(8,820.4)	—
Restricted cash	—	—	143.0	52.2	195.2
Goodwill and other assets	159.2	590.9	326.3	(0.5)	1,075.9
	$6,830.5	$6,570.7	$5,489.3	$(9,347.3)	$9,543.2
Liabilities:
Accounts payable	$7.5	$65.9	$102.2	$(0.2)	$175.4
Accrued liabilities	236.5	59.1	144.9	(0.5)	440.0
Debt	838.1	28.3	2,376.0	—	3,242.4
Deferred income	—	19.1	1.4	—	20.5
Deferred income taxes	53.8	683.2	5.9	0.3	743.2
Advances from subsidiaries	775.2	—	—	(775.2)	—
Other liabilities	61.4	0.7	1.6	—	63.7
Total stockholders' equity	4,858.0	5,714.4	2,857.3	(8,571.7)	4,858.0
	$6,830.5	$6,570.7	$5,489.3	$(9,347.3)	$9,543.2

Statement of Cash Flows
Three Months Ended March 31, 2018
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income	$40.2	$62.4	$38.5	$(99.5)	$41.6
Equity in earnings of subsidiaries, net of taxes	(84.4)	(25.2)	—	109.6	—
Other	(13.5)	95.2	61.1	(10.7)	132.1
Net cash provided (required) by operating activities	(57.7)	132.4	99.6	(0.6)	173.7

Investing activities:
(Increase) decrease in short-term marketable securities	98.7	—	—	—	98.7
Proceeds from railcar lease fleet sales owned more than one year	—	15.5	—	—	15.5
Proceeds from dispositions of property and other assets	—	0.7	1.8	—	2.5
Capital expenditures – leasing	—	(297.2)	(21.0)	—	(318.2)
Capital expenditures – manufacturing and other	(1.4)	(3.6)	(10.8)	—	(15.8)
Acquisitions, net of cash acquired	—	—	(25.0)	—	(25.0)
(Increase) decrease in investment in partially-owned subsidiaries	—	3.9	—	(3.9)	—
Other	—	0.8	—	—	0.8
Net cash provided (required) by investing activities	97.3	(279.9)	(55.0)	(3.9)	(241.5)

Financing activities:
Payments to retire debt	—	(0.9)	(25.6)	—	(26.5)
Proceeds from issuance of debt	—	—	0.9	—	0.9
Shares repurchased	(49.3)	—	—	—	(49.3)
Dividends paid to common shareholders	(19.5)	—	—	—	(19.5)
Purchase of shares to satisfy employee tax on vested stock	(0.1)	—	—	—	(0.1)
Distributions to noncontrolling interest	—	—	(5.8)	—	(5.8)
Distributions to controlling interest in partially-owned subsidiaries	—	—	3.9	(3.9)	—
Change in intercompany financing between entities	(126.9)	154.4	(35.9)	8.4	—
Other	—	—	(3.0)	—	(3.0)
Net cash provided (required) by financing activities	(195.8)	153.5	(65.5)	4.5	(103.3)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(156.2)	6.0	(20.9)	—	(171.1)
Cash, cash equivalents, and restricted cash at beginning of period	763.9	1.6	208.3	—	973.8
Cash, cash equivalents, and restricted cash at end of period	$607.7	$7.6	$187.4	$—	$802.7

Statement of Cash Flows
Three Months Ended March 31, 2017
	Parent	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in millions)
Operating activities:
Net income	$46.0	$47.7	$28.4	$(70.4)	$51.7
Equity in earnings of subsidiaries, net of taxes	(57.6)	(17.0)	—	74.6	—
Other	10.2	132.7	29.3	(3.8)	168.4
Net cash provided (required) by operating activities	(1.4)	163.4	57.7	0.4	220.1

Investing activities:
(Increase) decrease in short-term marketable securities	42.6	—	—	—	42.6
Proceeds from railcar lease fleet sales owned more than one year	—	—	—	—	—
Proceeds from dispositions of property and other assets	—	0.6	3.0	—	3.6
Capital expenditures – leasing	—	(161.7)	(1.2)	—	(162.9)
Capital expenditures – manufacturing and other	(2.1)	(6.2)	(16.0)	—	(24.3)
Acquisitions, net of cash acquired	—	—	—	—	—
(Increase) decrease in investment in partially-owned subsidiaries	—	4.9	—	(4.9)	—
Other	—	—	0.5	—	0.5
Net cash provided (required) by investing activities	40.5	(162.4)	(13.7)	(4.9)	(140.5)

Financing activities:
Payments to retire debt	—	(0.9)	(25.8)	—	(26.7)
Proceeds from issuance of debt	—	—	—	—	—
Shares repurchased	—	—	—	—	—
Dividends paid to common shareholders	(16.7)	—	—	—	(16.7)
Purchase of shares to satisfy employee tax on vested stock	—	—	—	—	—
Distributions to noncontrolling interest	—	—	(7.3)	—	(7.3)
Distributions to controlling interest in partially-owned subsidiaries	—	—	(4.9)	4.9	—
Change in intercompany financing between entities	2.6	(0.1)	(2.0)	(0.5)	—
Other	—	—	—	—	—
Net cash provided (required) by financing activities	(14.1)	(1.0)	(40.0)	4.4	(50.7)

Net increase (decrease) in cash, cash equivalents, and restricted cash	25.0	—	4.0	(0.1)	28.9
Cash, cash equivalents, and restricted cash at beginning of period	537.9	5.2	198.4	0.1	741.6
Cash, cash equivalents, and restricted cash at end of period	$562.9	$5.2	$202.4	$—	$770.5

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
•Executive Summary
•Results of Operations
•Liquidity and Capital Resources
•Contractual Obligations and Commercial Commitments
•Recent Accounting Pronouncements
•Forward-Looking Statements
Our MD&A should be read in conjunction with the unaudited consolidated financial statements of Trinity Industries, Inc. and subsidiaries ("Trinity," "Company," "we," and "our") and related Notes in Part I, Item 1 of the Quarterly Report on Form 10-Q and Item 8, Financial Statements and Supplementary Data, of the Annual Report on Form 10-K for the year-ended December 31, 2017.

Executive Summary
The Company's revenues for the three months ended March 31, 2018 were $831.3 million representing a decrease of 5.2% compared to the same period in 2017. Operating profit for the three months ended March 31, 2018 totaled $98.6 million representing a decrease of 14.9% for the same period in 2017. The decrease in both revenues and operating profit for the three months ended March 31, 2018, when compared to the prior year period, resulted primarily from lower barge deliveries in our Inland Barge Group and lower wind tower shipments in our Energy Equipment Group. Revenues and operating profit in our Rail Group increased for the three months ended March 31, 2018, when compared to the prior year period, as a result of higher railcar deliveries. When compared to the same period in 2017, revenues and operating profit in our Construction Products Group increased for the three months ended March 31, 2018 primarily due to higher volumes in our construction aggregates business in addition to higher revenues resulting from an acquisition. Revenues and operating profit from the Leasing Group decreased for the three months ended March 31, 2018, when compared to the prior year period, primarily due to lower average rental rates and utilization and higher fleet maintenance and compliance expenses. Selling, engineering, and administrative expenses, including transaction costs related to the Company's proposed spin-off totaling $7.9 million, were substantially unchanged for the three months ended March 31, 2018 when compared to the prior year period. The effect of the required adoption of new revenue accounting rules effective January 1, 2018 was to decrease revenues and operating profit by $18.0 million and $4.0 million, respectively, for the three months ended March 31, 2018. See Note 1 of the Consolidated Financial Statements.
Net income for the three months ended March 31, 2018 was $41.6 million compared with $51.7 million for the same period in 2017. Net income attributable to Trinity Industries, Inc. common stockholders for the three months ended March 31, 2018 was $40.2 million compared with $46.0 million for the prior year period.
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

As of March 31, 2018 and 2017 our unsatisfied performance obligations, or backlog, with respect to railcars in our Rail Group, barges in our Inland Barge Group and wind towers and utility structures in our Energy Equipment Group were as follows:

	March 31, 2018	March 31, 2017
	(in millions)
Rail Group (railcars)
External Customers	$1,420.7	$1,986.9
Leasing Group	719.6	719.8
	$2,140.3	$2,706.7
Inland Barge Group	$124.5	$109.9
Wind towers and utility structures	$809.7	$1,201.8
For the three months ended March 31, 2018, our rail manufacturing businesses received orders for 4,705 railcars. The change in unsatisfied performance obligations as of March 31, 2018 compared with March 31, 2017 reflects the value of orders taken, net of cancellations, executory contract change orders and price modifications, and orders delivered during the period. The orders included in unsatisfied performance obligations from the Leasing Group are fully supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery as customers may alternatively choose to purchase railcars as external sales from the Rail Group. Approximately 54% of unsatisfied performance obligations for railcars in the Rail Group are expected to be delivered during the year ending December 31, 2018 with the remainder expected to be delivered from 2019-2021. Approximately 64% of unsatisfied performance obligations for barges in the Inland Barge Group are expected to be delivered during the year ending December 31, 2018 with the remainder expected to be delivered in 2019. Approximately 41% of unsatisfied performance obligations for wind towers and utility structures are expected to be delivered during the year ending December 31, 2018 with the remainder expected to be delivered from 2019-2020.
During the three months ended March 31, 2018 and 2017, the Company received proceeds from the sales of leased railcars as follows:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$—	$—
Railcars owned more than one year at the time of sale	15.5	—
Rail Group	—	—
	$15.5	$—
In March 2018, we completed the acquisition of certain assets of an inland barge business.
The TILC warehouse loan facility, established to finance railcars owned by TILC, had $154.5 million in outstanding borrowings as of March 31, 2018. In March 2018, the facility, previously totaling $1.0 billion, was extended through March 2021 at a reduced amount of $750.0 million at the Company's election. Under the renewed facility, the entire unused facility amount of $595.5 million was available as of March 31, 2018 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation and is secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the renewed facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 3.57% at March 31, 2018. Amounts outstanding at maturity, absent renewal, are payable under the renewed facility in March 2022.
In December 2017, the Company’s Board of Directors authorized a $500 million share repurchase program effective January 1, 2018 through December 31, 2019. Under the program, 1,519,503 shares were repurchased during the three months ended March 31, 2018, at a cost of approximately $50.0 million leaving a remaining authorization of $450.0 million. Certain shares of stock repurchased during March 31, 2018, totaling $6.7 million, were cash settled in April 2018 in accordance with normal settlement practices. Under the Company's previous program that expired on December 31, 2017, no shares were repurchased during the three months ended March 31, 2017.
On April 23, 2018, the Company gave notice of its election to redeem all of the outstanding Convertible Subordinated Notes (the "Notes") on June 1, 2018 pursuant to the terms of the Indenture governing the Notes. The outstanding Notes will be redeemed for cash equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest to, but excluding, June 1, 2018. As of April 23, 2018, there were approximately $449.4 million aggregate principal amount of Notes outstanding.

In addition, the Company notified the trustee, pursuant to the Indenture governing the Notes, that the Notes became convertible as a result of the Company’s election to redeem the Notes. Subject to the terms of the Indenture and the Notes, holders may convert their Notes at any time until 5:00 p.m., New York City time, on May 30, 2018. The current conversion rate of the Notes is 41.439 shares of the Company’s common stock per $1,000 principal amount of the Notes. Upon conversion, the Company will deliver to the holders in respect of each $1,000 principal amount of Notes being converted a “settlement amount,” as defined in the Indenture governing the Notes, equal to the sum of the daily settlement amounts for each of the 20 consecutive trading days of the cash settlement averaging period. Although the Company has the option to make the conversion payments in cash and shares of the Company’s common stock (or cash in lieu of some or all of the shares of common stock), the Company intends to make the entire conversion payment with respect to all Notes converted solely in cash. The Company currently expects to fund the redemption and conversion payments through a combination of cash on hand and the proceeds from one or more debt securities issued by the Company on a non-recourse basis.
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
Completion of the spin-off will be subject to, among other things, the effectiveness of appropriate filings with the Securities and Exchange Commission, final approval from the Company's Board of Directors, and other customary conditions. The Company may, at any time and for any reason until the proposed transaction is complete, abandon the separation or modify or change its terms. The separation is expected to be completed in the fourth quarter of 2018, but there can be no assurance regarding the ultimate timing of the separation or that the separation will ultimately occur. See information in Item 1A "Risk Factors"of our 2017 10-K under the heading "Risks Related to the Proposed Spin-Off of our Infrastructure-Related Businesses" for a description of some of the risks and uncertainties associated with the proposed transaction.
A current summary of the Company's Highway Products litigation is provided in Note 18 of the Consolidated Financial Statements.

Results of Operations
Overall Summary
Revenues

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Revenues			Revenues			Percent
	External	Intersegment	Total	External	Intersegment	Total	Change
	($ in millions)
Rail Group	$302.4	$296.1	$598.5	$286.0	$192.3	$478.3	25.1%
Construction Products Group	123.4	1.6	125.0	120.9	2.2	123.1	1.5
Inland Barge Group	30.8	—	30.8	62.7	—	62.7	(50.9)
Energy Equipment Group	199.2	27.5	226.7	227.8	27.6	255.4	(11.2)
Railcar Leasing and Management Services Group	174.3	0.3	174.6	178.6	0.3	178.9	(2.4)
All Other	1.2	23.6	24.8	1.3	21.5	22.8	8.8
Segment Totals before Eliminations	831.3	349.1	1,180.4	877.3	243.9	1,121.2	5.3
Eliminations – Lease subsidiary	—	(296.1)	(296.1)	—	(192.2)	(192.2)
Eliminations – Other	—	(53.0)	(53.0)	—	(51.7)	(51.7)
Consolidated Total	$831.3	$—	$831.3	$877.3	$—	$877.3	(5.2)
Our revenues for the three months ended March 31, 2018 decreased by 5% from the prior year period primarily as a result of reduced barge deliveries in our Inland Barge Group and lower wind tower shipments, partially offset by improved pricing and increased shipping volumes in our utility structures business in our Energy Equipment Group. Revenue in our Energy Group was also lower for the three months ended March 31, 2018 due to the required adoption of the new revenue accounting rules. See Note 1 of the Consolidated Financial Statements. Revenues from our Rail Group increased for the three months ended March 31, 2018 primarily as a result of higher railcar deliveries to our Leasing Group as well as external customers. Revenues from our Construction Products Group increased for the three months ended March 31, 2018 primarily due to higher volumes in our construction aggregates business and higher volumes in the Group's other businesses primarily as a result of our trench shoring products acquisition in 2017. Revenues from our Leasing Group decreased for the three months ended March 31, 2018 when compared to the prior year period primarily as a result of lower average lease rates and utilization partially offset by growth in the lease fleet.

Operating Costs

	Three Months Ended March 31,
	2018	2017
	(in millions)
Rail Group	$539.6	$427.8
Construction Products Group	105.6	107.6
Inland Barge Group	31.5	56.4
Energy Equipment Group	205.4	225.8
Railcar Leasing and Management Services Group	103.5	93.9
All Other	28.1	27.4
Segment Totals before Eliminations and Corporate Expenses	1,013.7	938.9
Corporate	39.5	35.1
Eliminations – Lease subsidiary	(267.4)	(162.8)
Eliminations – Other	(53.1)	(49.8)
Consolidated Total	$732.7	$761.4
Operating costs for the three months ended March 31, 2018 decreased by 3.8% over the same period in 2017 primarily due to lower shipment levels in our Inland Barge and Energy Equipment Groups, partially offset by higher costs in our Rail Group resulting from higher railcar deliveries. The reduction in operating costs was partially offset by additional costs associated with aligning our production footprint with demand in several of our business groups.
Selling, engineering, and administrative expenses, including Corporate expenses, increased for the three months ended March 31, 2018, by 2.3%, including transaction costs related to the Company's proposed spin-off totaling $7.9 million. As a percentage of revenue, selling, engineering, and administrative expenses were 12.6% for the three months ended March 31, 2018 as compared to 11.7% for the same period in 2017.
Operating Profit (Loss)

	Three Months Ended March 31,
	2018	2017
	(in millions)
Rail Group	$58.9	$50.5
Construction Products Group	19.4	15.5
Inland Barge Group	(0.7)	6.3
Energy Equipment Group	21.3	29.6
Railcar Leasing and Management Services Group	71.1	85.0
All Other	(3.3)	(4.6)
Segment Totals before Eliminations and Corporate Expenses	166.7	182.3
Corporate	(39.5)	(35.1)
Eliminations – Lease subsidiary	(28.7)	(29.4)
Eliminations – Other	0.1	(1.9)
Consolidated Total	$98.6	$115.9
Our operating profit for the three months ended March 31, 2018 decreased by 14.9% when compared to the same period in 2017 primarily as a result of lower shipment volumes in our Inland Barge and Energy Equipment Groups. Operating profit in our Energy Group was also lower for the three months ended March 31, 2018 due to the required adoption of the new revenue accounting rules. See Note 1 of the Consolidated Financial Statements. Operating profit in our Rail Group increased as a result of higher railcar deliveries. Operating profit in the Construction Products Group increased for the three months ended March 31, 2018 when compared to prior year period primarily due to higher volumes in our construction aggregates business and higher volumes in the Group's other businesses as a result of the trench shoring products acquisition in 2017 partially offset by lower volumes in our highway products business. Operating profit in our Leasing Group decreased for the three months ended March 31, 2018 over the prior year period primarily as a result of a lower average lease rates and utilization and higher fleet maintenance and compliance expense.
For a further discussion of revenues, costs, and the operating results of individual segments, see Segment Discussion below.

Other Income and Expense. Other income and expense is summarized in the following table:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Interest income	$(3.9)	$(1.7)
Interest expense	46.3	45.0
Other, net	(0.2)	0.1
Consolidated Total	$42.2	$43.4
Income Taxes. The provision for income taxes results in effective tax rates that differ from the statutory rates. The following is a reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate on income before income taxes:

	Three Months Ended March 31,
	2018	2017
Statutory rate	21.0%	35.0%
State taxes	1.8	1.4
Noncontrolling interest in partially-owned subsidiaries	—	(0.4)
Changes in valuation allowance and reserves	3.2	0.2
Settlements with tax authorities	—	(8.0)
Other, net	0.2	0.5
Effective rate	26.2%	28.7%
Our effective tax rate reflects the Company's estimate for its state income tax expense, income attributable to the noncontrolling interests in partially-owned leasing subsidiaries for which no income tax expense is provided, and the impact of the completion of income tax audits that resulted in a net tax benefit. See Note 5 Partially-Owned Leasing Subsidiaries for a further explanation of activities with respect to our partially-owned leasing subsidiaries.
The Tax Cuts and Jobs Act (the "Act”) was enacted on December 22, 2017. The Act reduces the U.S. federal corporate income tax rate from 35.0% to 21.0%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings. In December 2017, we recorded a tax benefit after the initial assessment of the tax effects of the Act, and we will continue refining this amount throughout 2018. During the quarter ended March 31, 2018, we adjusted our initial assessment of the tax effects of the Act to record an additional benefit related to the transition tax. We are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of our deferred tax balance or give rise to new deferred tax amounts in future periods of 2018.The impact of the Act may differ from our estimate due to changes in the regulations, rulings, guidance, and interpretations issued by the IRS and the FASB as well as interpretations and assumptions made by the Company. For the items for which we were able to determine a reasonable estimate, we recognized an additional provisional net benefit of $0.5 million for the three months ended March 31, 2018, which is included as a component of income tax expense. The calculation of our estimated annual effective tax rate includes the estimated impact of  provisions of the Tax Act, such as interest limitations, and foreign limitations or inclusions.  These estimates could change as additional information becomes available on these provisions of the Tax Act.
Income tax payments, net of refunds received, during the three months ended March 31, 2018 totaled $0.7 million. The total net income tax receivable position at March 31, 2018 amounted to $26.7 million.
See Note 13 of the Consolidated Financial Statements for a further discussion of income taxes.

Segment Discussion
Rail Group

	Three Months Ended March 31,
	2018	2017	Percent
	($ in millions)		Change
Revenues:
Railcars	$521.1	$425.1	22.6%
Components and maintenance services	77.4	53.2	45.5
Total revenues	598.5	478.3	25.1

Operating costs:
Cost of revenues	525.8	413.6	27.1
Selling, engineering, and administrative costs	13.8	14.2	(2.8)
Operating profit	$58.9	$50.5	16.6
Operating profit margin	9.8%	10.6%
As of March 31, 2018 and 2017 our Rail Group backlog of railcars was as follows:

	As of March 31,
	2018	2017
	(in millions)
External Customers	$1,420.7	$1,986.9
Leasing Group	719.6	719.8
Total	$2,140.3	$2,706.7
The changes in the number of railcars in the Rail Group backlog are as follows:

	Three Months Ended March 31,
	2018	2017
Beginning balance	22,585	29,220
Orders received	4,705	970
Shipments	(5,725)	(3,770)
Ending balance(1)	21,365	26,420
(1) The ending backlog figures for the three months ended March 31, 2018 reflects the removal of 200 railcars that have not been netted against orders.
Revenues and cost of revenues increased for the three months ended March 31, 2018 by 25.1% and 27.1%, respectively, when compared to the prior year period. The increases in revenues and cost of revenues primarily resulted from an increase in railcar unit deliveries.
Unit decreases and lower prices decreased total backlog dollars by 20.9% when comparing March 31, 2018 to the prior year period. The average selling price in the backlog at March 31, 2018 was 2.2% lower as compared to March 31, 2017 primarily due to pricing and product mix changes. Approximately 56% of our railcar backlog is expected to be delivered during 2018 with the remainder to be delivered thereafter into 2021. The backlog dedicated to the Leasing Group is supported by lease commitments with external customers. The final amount dedicated to the Leasing Group may vary by the time of delivery as customers may alternately choose to purchase railcars as external sales from the Rail Group.
During the three months ended March 31, 2018, railcar shipments included sales to the Leasing Group of $272.6 million with a deferred profit of $24.5 million, representing 3,227 railcars, compared to $181.0 million with a deferred profit of $28.9 million, representing 1,731 railcars, in the comparable period in 2017. There were no railcar shipments of leased railcars to third parties during the three months ended March 31, 2018 or March 31, 2017.

Construction Products Group

	Three Months Ended March 31,
	2018	2017	Percent
	($ in millions)		Change
Revenues:
Highway products	$54.8	$63.5	(13.7)%
Construction aggregates	52.6	49.6	6.0
Other	17.6	10.0	76.0
Total revenues	125.0	123.1	1.5

Operating costs:
Cost of revenues	88.3	88.6	(0.3)
Selling, engineering, and administrative costs	17.4	19.1	(8.9)
Property disposition gains	(0.1)	(0.1)	—
Operating profit	$19.4	$15.5	25.2
Operating profit margin	15.5%	12.6%
Revenues increased by 1.5% for the three months ended March 31, 2018, when compared to the same period in 2017 primarily from higher volumes in our construction aggregates businesses and other businesses, partially offset by lower volumes in our highway products business. The increase in revenues from other businesses was primarily a result of our trench shoring products acquisition in the third quarter of 2017. Cost of revenues decreased by 0.3% for the three months ended March 31, 2018, when compared to the same period in 2017. Cost of revenues were lower due to lower volumes in our highway products business, partially offset by higher volumes in our other businesses, primarily as a result of our trench shoring products acquisition in 2017. Cost of revenues also decreased due to $1.5 million in insurance proceeds related to a previously disclosed equipment failure at one of our highway products plants. Selling, engineering, and administrative costs decreased by 8.9% for the three months ended March 31, 2018, compared to the same period in 2017, primarily due to decreased legal expenses.

Inland Barge Group

	Three Months Ended March 31,
	2018	2017	Percent
	($ in millions)		Change
Revenues	$30.8	$62.7	(50.9)%

Operating costs:
Cost of revenues	28.9	53.4	(45.9)
Selling, engineering, and administrative costs	2.6	3.0	(13.3)
Operating profit (loss)	$(0.7)	$6.3	(111.1)
Operating profit (loss) margin	(2.3)%	10.0%
Revenues and cost of revenues decreased for the three months ended March 31, 2018 by 50.9% and 45.9%, respectively, compared to the same period in 2017 primarily from lower barge deliveries. Selling, engineering, and administrative costs decreased for the three months ended March 31, 2018 compared to the same period in 2017.
As of March 31, 2018, the backlog for the Inland Barge Group was $124.5 million compared to $109.9 million as of March 31, 2017.

Energy Equipment Group

	Three Months Ended March 31,
	2018	2017	Percent
	($ in millions)		Change
Revenues:
Wind towers and utility structures	$147.5	$180.8	(18.4)%
Other	79.2	74.6	6.2
Total revenues	226.7	255.4	(11.2)

Operating costs:
Cost of revenues	187.3	207.4	(9.7)
Selling, engineering, and administrative costs	18.1	18.4	(1.6)
Operating profit	$21.3	$29.6	(28.0)
Operating profit margin	9.4%	11.6%
Revenues for the three months ended March 31, 2018 decreased by 11.2% when compared to the same period in 2017. Revenues from our wind towers and utility structures product lines decreased by 18.4%, driven primarily by reduced shipping volumes in our wind towers product line, partially offset by improved pricing and increased shipping volumes in our utility structures product line. Revenues from other product lines increased by 6.2% as a result of increased shipping volumes. Cost of revenues decreased by 9.7% for the three months ended March 31, 2018 compared to 2017, in line with reduced shipping volumes. Selling, engineering, and administrative costs decreased by 1.6% for the three months ended March 31, 2018 compared to the same period in 2017. Revenue and operating profit was also lower by $18.0 million and $4.0 million, respectively, for the three months ended March 31, 2018 due to the required adoption of new revenue accounting rules. See Note 1 of the Consolidated Financial Statements.
The backlog for wind towers and utility structures was $809.7 million and $1.2 billion at March 31, 2018 and 2017, respectively.

Railcar Leasing and Management Services Group

	Three Months Ended March 31,
	2018	2017	Percent
	($ in millions)		Change
Revenues:
Leasing and management	$174.6	$178.9	(2.4)%
Sales of railcars owned one year or less at the time of sale	—	—	*
Total revenues	$174.6	$178.9	(2.4)

Operating profit:
Leasing and management	$69.0	$85.0	(18.8)
Railcar sales:
Railcars owned one year or less at the time of sale	—	—	*
Railcars owned more than one year at the time of sale	2.1	—	*
Total operating profit	$71.1	$85.0	(16.4)

Operating profit margin:
Leasing and management	39.5%	47.5%
Railcar sales	*	*
Total operating profit margin	40.7%	47.5%

Selected expense information(1):
Depreciation	$45.1	$42.1	7.1
Maintenance and compliance	$26.4	$20.5	28.8
Rent	$10.1	$10.1	—
Interest	$31.5	$30.6	2.9
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
Total revenues decreased by 2.4% for the three months ended March 31, 2018 compared to 2017 primarily due to lower average lease rates and utilization partially offset by growth in the lease fleet.
During the three months ended March 31, 2018 and 2017, the Company received proceeds from the sales of leased railcars as follows:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$—	$—
Railcars owned more than one year at the time of sale	15.5	—
Rail Group	—	—
	$15.5	$—
Operating profit decreased by 16.4% for the three months ended March 31, 2018 compared to 2017 primarily due to lower average lease rates and increased fleet maintenance and compliance expense. See Note 6 of the Notes to the Consolidated Financial Statements for a description of lease arrangements with the independent owner trusts.
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

Information regarding the Leasing Group’s lease fleet, managed or owned through its wholly-owned and partially-owned subsidiaries, follows:

	March 31, 2018	March 31, 2017
Number of railcars:
Wholly-owned	67,935	62,255
Partially-owned	24,660	24,665
	92,595	86,920
Managed (third-party owned)	26,430	18,535
	119,025	105,455
Company-owned railcars:
Average age in years	8.6	8.3
Average remaining lease term in years	3.4	3.5
Fleet utilization	96.1%	97.5%

All Other

	Three Months Ended March 31,
	2018	2017	Percent
	($ in millions)		Change
Revenues	$24.8	$22.8	8.8%

Operating costs:
Cost of revenues	26.9	26.1	3.1
Selling, engineering, and administrative costs	1.3	1.8	(27.8)
Property disposition gains	(0.1)	(0.5)
Operating loss	$(3.3)	$(4.6)	*
* not meaningful
Revenues and cost of revenues increased for the three months ended March 31, 2018 compared to 2017 primarily due to an increase in internal shipments from our transportation company.

Corporate

	Three Months Ended March 31,
	2018	2017	Percent
	($ in millions)		Change
Operating costs	$39.5	$35.1	12.5%
The increase in operating costs for the three months ended March 31, 2018 compared to 2017 is primarily due to higher consulting and professional fees including transaction costs related to the Company's proposed spin-off totaling $7.9 million partially offset by lower legal and litigation-related expenses which were unrelated to the proposed spin-off.

Liquidity and Capital Resources
Cash Flows
The following table summarizes our cash flows from operating, investing, and financing activities for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Total cash provided by (required by):
Operating activities	$173.7	$220.1
Investing activities	(241.5)	(140.5)
Financing activities	(103.3)	(50.7)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(171.1)	$28.9
Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2018 was $173.7 million compared to net cash provided by operating activities of $220.1 million for the three months ended March 31, 2017. Cash flow provided by operating activities decreased primarily due to lower net income and lower deferred taxes.
Receivables at March 31, 2018 decreased by $49.4 million or 12.4% since December 31, 2017 primarily due to lower trade receivables in our Rail and Inland Barge Groups. Raw materials inventory at March 31, 2018 decreased by $24.1 million or 8.1% while work in process inventory decreased by $14.6 million or 8.2% primarily in our Rail and Energy Equipment Groups. Finished goods inventory decreased by $2.5 million or 1.5% since December 31, 2017 primarily in our Energy Equipment Group. Accounts payable increased by $8.0 million, while accrued liabilities decreased by $42.6 million from December 31, 2017 primarily due to settlement of certain balances from the previous year end. We continually review reserves related to collectibility as well as the adequacy of lower of cost or net realizable value with regard to accounts receivable and inventory.
Investing Activities. Net cash required by investing activities for the three months ended March 31, 2018 was $241.5 million compared to $140.5 million for the three months ended March 31, 2017. Capital expenditures for the three months ended March 31, 2018 were $334.0 million, which included $318.2 million for additions to the lease fleet. This compares to $187.2 million of capital expenditures for the same period last year, which included $162.9 million for additions to the lease fleet. Proceeds from the sale of property, plant, and equipment and other assets totaled $18.0 million for the three months ended March 31, 2018, including railcar sales from the lease fleet owned more than one year at the time of sale totaling $15.5 million. This compares to $3.6 million for the same period in 2017. There were no railcar sales from the lease fleet owned more than one year at the time of sale. Full-year manufacturing/corporate capital expenditures for 2018 are projected to range between $100.0 million and $150.0 million. For 2018, after taking into account deferred profit on new railcar additions and planned modifications to the lease fleet, we anticipate a net investment of approximately $520.0 million in our lease fleet, after taking into account the proceeds from sales of leased railcars. Short-term marketable securities decreased by $98.7 million and $42.6 million for the three months ended March 31, 2018 and 2017, respectively. Net cash required related to acquisitions amounted to $25.0 million for the three months ended March 31, 2018. There was no divestiture activity for the three months ended March 31, 2018. There was no acquisition or divestiture activity for the three months ended March 31, 2017.
Financing Activities. Net cash required by financing activities during the three months ended March 31, 2018 was $103.3 million compared to $50.7 million of cash required by financing activities for the same period in 2017. Additionally we retired $26.5 million in debt as scheduled. During the three months ended March 31, 2017, we retired $26.7 million in debt as scheduled. Cash used to repurchase the Company's common stock totaled $49.3 million during the three months ended March 31, 2018. There were no shares repurchased during the three months ended March 31, 2017. We intend to use our cash and committed credit facilities to fund the operations, expansions, and growth initiatives of the Company. Additionally, we may use our cash and committed credit facilities to retire or repurchase the Company's outstanding debt prior to its stated maturity or repurchase shares of its common stock.
Other Investing and Financing Activities
On April 23, 2018, the Company gave notice of its election to redeem all of the outstanding Notes on June 1, 2018 pursuant to the terms of the Indenture governing the Notes. The outstanding Notes will be redeemed for cash equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest to, but excluding, June 1, 2018. As of April 23, 2018, there were approximately $449.4 million aggregate principal amount of Notes outstanding.
In addition, the Company notified the trustee, pursuant to the Indenture governing the Notes, that the Notes became convertible as a result of the Company’s election to redeem the Notes. Subject to the terms of the Indenture and the Notes, holders may convert their Notes at any time until 5:00 p.m., New York City time, on May 30, 2018. The current conversion rate of the Notes is 41.439 shares of the Company’s common stock per $1,000 principal amount of the Notes. Upon conversion, the Company will deliver to the holders in respect of each $1,000 principal amount of Notes being converted a “settlement amount,” as defined in the Indenture governing the Notes, equal to the sum of the daily settlement amounts for each of the 20 consecutive trading days of the cash settlement averaging period. Although the Company has the option to make the conversion payments in cash and shares of the Company’s common stock (or cash in lieu of some or all of the shares of common stock), the Company intends to make the entire conversion payment with respect to all Notes converted solely in cash. The Company currently expects to fund the redemption and conversion payments through a combination of cash on hand and the proceeds from one or more financing transactions by the Company on a non-recourse basis.
The TILC warehouse loan facility, established to finance railcars owned by TILC, had $154.5 million in outstanding borrowings as of March 31, 2018. In March 2018, the facility, previously totaling $1.0 billion, was extended through March 2021 at a reduced amount of $750.0 million at the Company's election. Under the renewed facility, the entire unused facility amount of $595.5 million was available as of March 31, 2018 based on the amount of warehouse-eligible, unpledged equipment. The warehouse loan facility is a non-recourse obligation and is secured by a portfolio of railcars and operating leases, certain cash reserves, and other assets acquired and owned by the warehouse loan facility trust. The principal and interest of this indebtedness are paid from the cash flows of the underlying leases. Advances under the renewed facility bear interest at a defined index rate plus a margin, for an all-in interest rate of 3.57% at March 31, 2018. Amounts outstanding at maturity, absent renewal, are payable under the renewed facility in March 2022.
As of March 31, 2018, we had letters of credit issued under our $600 million revolving credit facility in an aggregate principal amount of $78.8 million, leaving $521.2 million available for borrowing. Other than these letters of credit, there were no borrowings under our revolving credit facility as of March 31, 2018, or for the three month period then ended. Borrowings under the credit facility bear interest at a defined index rate plus a margin and are guaranteed by certain 100%-owned subsidiaries of the Company.
In December 2017, the Company’s Board of Directors authorized a $500 million share repurchase program effective January 1, 2018 through December 31, 2019. Under the program, 1,519,503 shares were repurchased during the three months ended March 31, 2018, at a cost of approximately $50.0 million. Certain shares of stock repurchased during March 31, 2018, totaling $6.7 million, were cash settled in April 2018 in accordance with normal settlement practices. As of March 31, 2018, the remaining authorization under the program totaled $450.0 million.
During the three months ended March 31, 2018 and 2017, the Company received proceeds from the sales of leased railcars as follows:

	Three Months Ended March 31,
	2018	2017
	(in millions)
Leasing Group:
Railcars owned one year or less at the time of sale	$—	$—
Railcars owned more than one year at the time of sale	15.5	—
Rail Group	—	—
	$15.5	$—
Equity Investment
See Note 5 of the Notes to Consolidated Financial Statements for information about the Company's investment in partially-owned leasing subsidiaries.
Future Operating Requirements
We expect to finance future operating requirements with cash, cash equivalents, and short-term marketable securities; cash flows from operations; and, depending on market conditions, short-term debt, long-term debt, and equity. Debt instruments that the Company has utilized include its revolving credit facility, the TILC warehouse facility, senior notes, convertible subordinated notes, asset-backed securities, and sale-leaseback transactions. As of March 31, 2018, the Company had unrestricted cash, cash equivalents, and short-term marketable securities balances of $846.2 million, and $521.2 million available under its revolving credit facility. Under the TILC warehouse facility, $595.5 million was unused and available as of March 31, 2018 based on the amount of warehouse-eligible, unpledged equipment. The Company believes it has access to adequate capital resources to fund operating requirements and is an active participant in the capital markets.
Off Balance Sheet Arrangements
See Note 6 and Note 11 of the Notes to Consolidated Financial Statements for information about off balance sheet arrangements.

Derivative Instruments
We may use derivative instruments to mitigate the impact of changes in interest rates, both in anticipation of future debt issuances and to offset interest rate variability of certain floating rate debt issuances outstanding. We also may use derivative instruments to mitigate the impact of changes in natural gas and diesel fuel prices and changes in foreign currency exchange rates. Derivative instruments that are designated and qualify as cash flow hedges are accounted for in accordance with applicable accounting standards. See Note 3 Fair Value Accounting of the Notes to Consolidated Financial Statements for discussion of how the Company valued its commodity hedges and interest rate swap at March 31, 2018. See Note 11 Debt of the Notes to Consolidated Financial Statements for a description of the Company's debt instruments.
Interest rate hedges

			Included in accompanying balance sheet at March 31, 2018
	Notional Amount	Interest Rate(1)	Asset / (liability)	AOCL – loss/ (income)	Noncontrolling Interest
	(in millions, except %)
Expired hedges:
2006 secured railcar equipment notes	$200.0	4.87%	$—	$(0.4)	$—
TRIP Holdings warehouse loan	$788.5	3.60%	$—	$3.7	$5.0
TRIP Master Funding secured railcar equipment notes	$34.8	2.62%	$—	$0.3	$0.4
Open hedge:
2017 promissory notes	$173.9	3.00%	$2.6	$(0.2)	$—

(1)	Weighted average fixed interest rate, except for 2017 promissory notes. Interest rate cap for 2017 promissory notes.

	Effect on interest expense - increase/(decrease)
	Three Months Ended March 31,		Expected effect during next twelve months
	2018	2017
	(in millions)

2006 secured railcar equipment notes	$(0.1)	$(0.1)	$(0.1)
TRIP Holdings warehouse loan	$0.7	$1.2	$2.0
TRIP Master Funding secured railcar equipment notes	$0.1	$0.2	$0.2
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
Between 2007 and 2009, TRIP Holdings, as required by the TRIP Warehouse Loan, entered into interest rate swap derivatives, all of which qualified as cash flow hedges, to reduce the effect of changes in variable interest rates in the TRIP Warehouse Loan. In July 2011, these interest rate hedges were terminated in connection with the refinancing of the TRIP Warehouse Loan. Balances included in AOCL at the date the hedges were terminated are being amortized over the life of the terminated hedge with $2.0 million of additional interest expense expected to be recognized during the twelve months following March 31, 2018.
In July 2011, TRIP Holdings’ wholly-owned subsidiary, TRIP Master Funding, entered into an interest rate swap derivative instrument, expiring in 2021, with an initial notional amount of $94.1 million to reduce the effect of changes in variable interest rates associated with the Class A-1b notes of the TRIP Master Funding secured railcar equipment notes. The TRIP Master Funding interest rate hedge was terminated in August 2017 in connection with the refinancing of the related indebtedness. The effect on interest expense is due to amortization of the AOCL balance. The balance included in AOCL at the date the hedge was terminated is being amortized over the life of the terminated hedge with $0.2 million of additional interest expense expected to be recognized during the twelve months following March 31, 2018.
In May 2017, TRL 2017 purchased an interest rate cap derivative, which qualified as a cash flow hedge, to limit the Libor component of the interest rate on the 2017 promissory notes to a maximum rate of 3%. The effect on interest expense is primarily the result of amortization of the cost of the derivative and is not expected to be significant during the next twelve months.

Other Derivatives
Natural gas and diesel fuel
We maintain a program to mitigate the impact of fluctuations in the price of natural gas and diesel fuel. For those instruments that do not qualify for hedge accounting treatment, any changes in their valuation are recorded directly to the consolidated statement of operations. The effect on operating income for these instruments was not significant. The amount recorded in the consolidated balance sheet as of March 31, 2018 for these instruments was not significant.

Contractual Obligation and Commercial Commitments
As of March 31, 2018, contractual obligations related to letters of credit decreased to $78.8 million from $78.9 million from December 31, 2017. Refer to Note 11 of the Consolidated Financial Statements for changes to our outstanding debt and maturities. Contractual obligations that relate to operating leases including sale/leaseback transactions were substantially unchanged as of March 31, 2018. See Note 6 of the Consolidated Financial Statements regarding operating lease obligations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There has been no material change in our market risks since December 31, 2017 as set forth in Item 7A of our 2017 Form 10-K. Refer to Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, for a discussion of debt-related activity and the impact of hedging activity for the three months ended March 31, 2018.

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

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Item 1A of our 2017 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
This table provides information with respect to purchases by the Company of shares of its Common Stock during the quarter ended March 31, 2018:

Period	Number of Shares Purchased(1)	Average Price Paid per Share (1)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2018 through January 31, 2018	507	$36.13	—	$500,000,000
February 1, 2018 through February 28, 2018	181,318	$33.38	179,500	$494,007,804
March 1, 2018 through March 31, 2018	1,342,004	$32.84	1,340,003	$450,005,818
Total	1,523,829	$32.90	1,519,503	$450,005,818
(1) These columns include the following transactions during the three months ended March 31, 2018: (i) the surrender to the Company of 2,739 shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees, (ii) the purchase of 1,587 shares of common stock by the Trustee for assets held in a non-qualified employee profit sharing plan trust, and (iii) the purchase of 1,519,503 shares of common stock on the open market as part of the stock repurchase program.
(2) In December 2017, the Company’s Board of Directors authorized a new $500 million share repurchase program effective January 1, 2018 through December 31, 2019. The new program replaced the previous program which expired on December 31, 2017. Under the new program, 1,519,503 shares were repurchased during the three months ended March 31, 2018, at a cost of approximately $50.0 million. Certain shares of stock repurchased during March 31, 2018, totaling $6.7 million, were cash settled in April 2018 in accordance with normal settlement practices. The approximate dollar value of shares that were eligible to be repurchased under such share repurchase program is shown as of the end of such month or quarter.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-Q.

Item 5. Other Information
None.

Item 6. Exhibits

NO.	DESCRIPTION
10.1
Executive Transition Agreement by and between Trinity Industries, Inc. and William A. McWhirter dated February 28, 2018 and effective as of February 1, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 6, 2018).

10.2	First Amended and Restated Trinity Industries, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 9, 2018).
10.3
Fourth Amended and Restated Warehouse Loan Agreement dated as of March 15, 2018 relating to the Warehouse Loan Agreement dated as of June 27, 2002 among Trinity Industries Leasing Company, Trinity Rail Leasing Warehouse Trust (formerly known as Trinity Rail Leasing Trust II), the banks and other lending institutions from time to time party thereof, Credit Suisse AG, New York Branch, as Agent and Wilmington Trust Company, as Collateral Agent Depositary (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 19, 2018).

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
April 26, 2018